Form 10-Q
period 2000-06-30
CONSOLIDATED WATER CO LTD
filed 2000-08-14
CIK 928340

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _________________ to _________________


                         Commission file number 0-25248


                          CONSOLIDATED WATER CO. LTD.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


                                 CAYMAN ISLANDS
--------------------------------------------------------------------------------
                (Jurisdiction of incorporation or organization)


      Trafalgar Place, West Bay Road, P.O. Box 1114GT, Grand Cayman, B.W.I.
--------------------------------------------------------------------------------
                    (Address of principal executive offices)


                                 (345) 945-4277
--------------------------------------------------------------------------------
                        (Registrant's telephone number)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         The number of shares outstanding of each class of Consolidated Water Co. Ltd. common stock, as of the latest practicable date: Ordinary Shares CI$1.00 par value, outstanding at June 30, 2000: 3,851,853 shares.

EXCHANGE RATES

Unless otherwise indicated, all dollar amounts are in United States Dollars and references to "$", "U.S.", or "U.S. $" are to United States Dollars. References in this Report to "CI$" are to Cayman Islands Dollars.

The official fixed exchange rate for conversion of CI$ into U.S.$, as determined by the Cayman Islands Monetary Authority, has been fixed since April 1974 at U.S. $1.20 per CI$1.00.

                              SAFE HARBOR STATEMENT
           UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

         This Form 10-Q for Consolidated Water Co. Ltd. (the "Company") includes statements that may constitute "forward-looking" statements, usually containing the words "believe," "estimate," "project," "intend," "expect" or similar expressions. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements inherently involve risks and uncertainties that could cause actual results to differ materially from the forward-looking statements. Factors that would cause or contribute to such differences include, but are not limited to, continued acceptance of the Company's products and services in the marketplace, changes in its relationship with the governments of the jurisdictions in which it operates, the ability to successfully secure contracts for water projects in other countries, the ability to develop and operate such projects profitably, and other risks detailed in the Company's other periodic report filings with the Securities and Exchange Commission. By making these forward-looking statements, the Company undertakes no obligation to update these statements for revisions or changes after the date of this Form 10-Q.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           CONSOLIDATED WATER CO. LTD.
                      CONDENSED BALANCE SHEETS (UNAUDITED)

                      (Expressed in United States Dollars)

                                                                           June 30,              December 31,
                                                                            2000                     1999
                                                                        ------------            ------------
ASSETS
CURRENT ASSETS
         Cash and cash equivalents                                         3,886,787                  22,146
         Accounts receivable                                               1,000,022               1,230,412
         Spares stock                                                         70,984                  94,303
         Inventory of water                                                   28,984                  28,984
         Other assets                                                        447,890                 298,906
                                                                        ------------            ------------
                           Total current assets                            5,434,667               1,674,751

Property, plant and equipment                                             15,129,896              14,756,570
                                                                        ------------            ------------

                           Total assets                                 $ 20,564,563            $ 16,431,321
                                                                        ============            ============
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
         Bank debt                                                                --                 651,606
         Current portion of long term debt                                   214,612                 310,135
         Obligations under capital leases                                    141,980                 320,141
         Accounts payable-trade and accrued expenses                         972,713               1,090,203
         Dividends payable                                                   311,542                 266,585
                                                                        ------------            ------------
                  Total current liabilities                                1,640,847               2,638,670

Long term debt                                                             1,245,354               1,926,786
Other liabilities                                                             85,533                  87,566
                                                                        ------------            ------------

                  Total liabilities                                        2,971,734               4,653,022
                                                                        ------------            ------------
STOCKHOLDERS' EQUITY
         Redeemable preferred stock                                           41,784                  49,270
         Common stock                                                      4,622,225               3,794,960
         Capital in excess of par value                                    6,470,463               3,243,188
         Retained earnings                                                 6,458,357               5,512,184
         Treasury shares                                                          --                (821,303)
                                                                        ------------            ------------

                  Total stockholders' equity                              17,592,829              11,778,299
                                                                        ------------            ------------

                  Total liabilities and stockholders' equity            $ 20,564,563            $ 16,431,321
                                                                        ============            ============


The accompanying information and notes are an integral part of these financial statements.

                           CONSOLIDATED WATER CO. LTD.
                   CONDENSED STATEMENTS OF INCOME (UNAUDITED)
                      (Expressed in United States Dollars)

                                               Three Months Ended June 30,          Six Months Ended June 30,
                                              ----------------------------       ----------------------------
                                                  2000              1999             2000              1999
                                              -----------      -----------       -----------      -----------
INCOME
         Water sales                            2,379,353        2,151,487         4,942,405        4,257,780
         Other income                             116,495          112,611           231,825          169,414
                                              -----------      -----------       -----------      -----------
                                                2,495,848        2,264,098         5,174,230        4,427,194
EXPENSES
         Cost of water sales                    1,295,271        1,215,276         2,663,636        2,408,311
         Administrative costs                     478,828          438,858           892,727          786,106
         Interest expense                          54,747           34,171            95,982           62,237
                                              -----------      -----------       -----------      -----------

Income before accounting change                   667,002          575,793         1,521,885        1,170,540
Cumulative effect of a change in
accounting principle                                   --               --                --         (115,888)
                                              -----------      -----------       -----------      -----------
Net income                                    $   667,002      $   575,793       $ 1,521,885      $ 1,054,652
                                              ===========      ===========       ===========      ===========

BASIC EARNINGS PER COMMON SHARE
Income before accounting change                        --               --                --      $      0.39
Accounting change                                      --               --                --      $     (0.04)
                                              -----------      -----------       -----------      -----------
Net income                                    $      0.20      $      0.19       $      0.48      $      0.35
                                              ===========      ===========       ===========      ===========

DILUTED EARNINGS PER COMMON SHARE
Income before accounting change                        --               --                --      $      0.37
Accounting change                                      --                                         $     (0.04)
                                              -----------      -----------       -----------      -----------
Net income                                    $      0.19      $      0.18       $      0.46      $      0.33
                                              ===========      ===========       ===========      ===========


Weighted average number of common shares
used in the determination of:
Basic earnings per share                        3,373,747        3,035,238         3,198,591        3,032,289
                                              ===========      ===========       ===========      ===========
Diluted earnings per share                      3,470,423        3,225,395         3,289,857        3,200,693
                                              ===========      ===========       ===========      ===========



The accompanying information and notes are an integral part of these financial statements.

                           CONSOLIDATED WATER CO. LTD.
                 CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                      (Expressed in United States Dollars)

                                                                             Six Months Ended June 30
                                                                         -----------------------------
                                                                             2000              1999
                                                                         -----------       -----------
NET CASH FLOWS PROVIDED BY OPERATING ACTIVITIES                            1,957,342         1,282,872

CASH FLOWS FROM INVESTING ACTIVITIES
         Purchase of property, plant and equipment                          (825,168)         (420,449)
         Proceeds from sale of equipment and assets held for resale            1,590               360
                                                                         -----------       -----------

Net cash used in investing activities                                       (823,578)         (420,089)
                                                                         -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES
         Net proceeds from issuance of common stock                        5,362,731           222,525
         Repurchase of common stock                                         (494,375)         (572,138)
         Principal payments of long term debt                               (776,955)         (144,704)
         Principal payment under capital lease obligation                   (178,161)         (172,152)
         Dividends paid                                                     (530,757)         (257,116)
                                                                         -----------       -----------

Net cash provided by/(used in) financing activities                        3,382,483          (923,585)
                                                                         -----------       -----------

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS                       4,516,247           (60,802)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                            (629,460)          378,785
                                                                         -----------       -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                               $ 3,886,787       $  (317,983)
                                                                         ===========       ===========


The accompanying information and notes are an integral part of these financial statements.

                           CONSOLIDATED WATER CO. LTD.
       CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)

         FOR EACH OF THE SIX MONTH PERIODS ENDED JUNE 30, 2000 AND 1999

                      (Expressed in United States dollars)

                                       Capital in                        Redeemable                       Total
                          Common       Excess of        Treasury         Preferred       Retained      Stockholders'
                          Stock        Par Value         Stock            Stock          Earnings        Equity
                        ----------     ----------      ---------         --------       ----------     -----------
  BALANCE AT 31
  DECEMBER 1998          3,667,466      2,775,355        (62,375)          52,686        4,560,259      10,993,391
  Issue of common
  stock (net)              106,812        352,660                                                          459,472
  Purchase of
  treasury stock                                        (572,138)                                         (572,138)
  Net income for
  the period                                                                             1,054,652       1,054,652
  Dividends                                                                               (248,793)       (248,793)
                        ----------     ----------      ---------          -------       ----------     -----------
  BALANCE AT 30
  JUNE 1999             $3,774,278     $3,128,015      $(634,513)         $52,686       $5,366,118     $11,686,584
                        ==========     ==========      =========          =======       ==========     ===========

  BALANCE AT 31
  DECEMBER 1999          3,794,960      3,243,188       (821,303)          49,270        5,512,184      11,778,299
  Purchase of
  treasury stock                                        (494,375)          (7,486)                        (501,861)
  Warrants
  exercised                120,000        280,000                                                          400,000
  Issue of common
  stock (net)              707,265      2,947,275      1,315,678                                         4,970,218
  Net income for
  the period                                                                             1,521,885       1,521,885
  Dividends                                                                               (575,712)       (575,712)
                        ----------     ----------      ---------          -------       ----------     -----------
  BALANCE AT 30
  JUNE 2000             $4,622,225     $6,470,463      $      --          $41,784       $6,458,357     $17,592,829
                        ==========     ==========      =========          =======       ==========     ===========



The accompanying information and notes are an integral part of these financial statements.

                           CONSOLIDATED WATER CO. LTD.
                        NOTES TO THE FINANCIAL STATEMENTS
                                   (UNAUDITED)

The accompanying financial statements should be read in conjunction with the 1999 Annual Report for the Company on Form 20-F. The interim financial statements are unaudited, but in the opinion of management, reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of results for such periods.

1. Significant Accounting and Reporting Policies

As a result of a management decision, the Company has voluntarily adopted accounting principles generally accepted in the United States of America, ("US GAAP"). Prior financial statements had been prepared in accordance with International Accounting Standards, ("IAS"). This adoption of US GAAP is effective for all periods commencing January 1, 2000. As a result all prior periods' financial statements presented in this form 10-Q have been prepared in accordance with US GAAP.

The following income statement and balance sheet captions contain certain items, the accounting for which has changed as a result of the change from International Accounting Standards to US GAAP:

INCOME STATEMENT

Administrative costs are affected by: i) stock option compensation expenses and
ii) start up costs.

BALANCE SHEET

Accounts payable and accrued expenses are affected by: i) stock compensation relating to unexercised options. Fixed assets are affected by: i) reversal of recognition of unrealized capital gains. Additional paid in capital is affected by: i) stock compensation relating to exercised options. Retained earnings are affected by: i) stock option compensation expense, ii) start up costs and
iii)reversal of recognition of unrealized capital gains.

Detailed information on accounting principles for the above items under US GAAP, as well as the amount of the reconciling items between US GAAP and IAS at December 31, 1999 and other dates and for other periods can be found in Note 20 of the Company's annual financial statements included in Form 20-F.

2. Acquisition

On June 27, 2000, the Company entered into a stock purchase agreement to purchase all of the issued and outstanding capital stock of Seatec Belize Ltd. for $3,851,656 in cash, a company organized under the laws of Belize. The transaction closed on July 27, 2000. Seatec Belize Ltd owns an existing reverse osmosis plant in Belize, which we acquired upon closing of this transaction. A copy of the Stock Purchase Agreement for this transaction was filed as an exhibit to our Form 20-F filed with the Securities and Exchange Commission on June 30, 2000.

3. Change in accounting principle

The Company had $115,888 of accumulated development costs capitalized in its balance sheet at December 31, 1999. Statement of Position 98-5 "Reporting on the Costs of Start-Up Activities" ("SOP 98-5") that has become effective for financial statements for fiscal years beginning after December 15, 1998, requires that costs of start-up activities are to be expensed in periods in which incurred. Initial application of this SOP should be reported as the cumulative effect of a change in accounting principle, as described in Accounting Principles Board (APB) Opinion No. 20, "Accounting changes". The Company has reported in its income statement for the 6 months ended June 30, 1999 $115,888 as the cumulative effect of change in accounting principle that has taken place on January 1, 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

THREE AND SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO THREE AND SIX MONTHS ENDED JUNE 30, 1999

TOTAL INCOME

         Total income increased by 10% from $2,264,098 to $2,495,848 for the three months ended June 30, 1999 and 2000, respectively and by 17% from $4,427,194 to $5,174,230 for the six months ended June 30, 1999 and 2000, respectively. Total income increased as a result of several factors. Our automatic inflation adjustment led to an increase in prices for most of our customers in the West Bay and Seven Mile Beach areas by an average of 3%. Additionally the Cayman Islands received significantly lower rainfall in the first quarter 2000 than in the first quarter of 1999 leading to increased consumption in both our service areas, especially Seven Mile Beach.

         Total water sales increased by 11% from $2,151,487 to $2,379,353 for the three months ended June 30, 1999 and 2000, respectively and 16% from $4,257,780 to $4,942,405 for the six months ended June 30, 1999 and 2000, respectively. After the decrease in tourism arrivals in late 1999 and early 2000 as a result of the Y2K travel concerns tourism arrival growth resumed in March 2000. During the first quarter of 2000, several new developments were completed in our exclusive service area. These developments include a 132-room Sunshine Suites Hotel, a 100-room Comfort Suites Hotel and Phase I, consisting of 76 suites, of the 152-suite Grand Caymanian Beach Club time-share resort. These new developments helped to drive the increased demand in both the three and six months ended June 30, 2000.

         The first two quarters of any year historically have higher tourist arrivals than the last two quarters. Therefore the results of the six months to June 30 are not necessarily indicative of the results for a full year.

         In April 1999, we began to receive fees from the settlement of the Britannia development law suit, shown in the "Other income" line item in the income statements. These fees were therefore received throughout the six months ended June 30, 2000 whereas they were only received in the three month period ended June 30, 1999.

EXPENSES

         Direct expenses increased by 7% from $1,215,276 to $1,295,271 for the three months ended June 30, 1999 and 2000, respectively and by 11% from $2,408,311 to $2,663,636 for the six months ended June 30, 1999 and 2000, respectively. Direct expenses increased primarily as a result of higher water sales, but the reduced percentage increase compared to sales in each of the periods is as a result of economies of scale of production and the installation in late March 2000 of a new energy recovery system on one train of our West Bay production facility which has resulted in significant savings in electricity consumption, leading to a direct reduction in the equivalent unit cost of production.

         As a percentage of total income, direct expenses decreased from 54% of total income to 52% for the three months ended June 30, 1999 and 2000, respectively and from 54% to 51% for the six months ended June 30, 1999 and 2000, respectively.

         Indirect expenses increased by 13% from $473,029 to $533,575 for the three months ended June 30, 1999 and 2000, respectively and by 3% from $964,231 to $988,709 for the six months ended June 30, 1999 and 2000, respectively. The $964,231 incurred in the first six months of 1999 includes $115,888 of non-recoverable start-up costs written-off in accordance with Statement of Position 98-5 "Reporting on the Costs of Start-Up Activities" which requires start up costs to be expensed as incurred rather than deferred as previously allowed. This write-off impacted 1999 on January 1, 1999 under US GAAP.

         Due to increased activity in project development and reporting requirements, project development costs and legal and professional costs were the main contributors to the increase in indirect expenses in both the three months and six months ended June 30, 2000 as compared to the three months and six months ended June 30, 1999.

Liquidity and Capital Resources

OPERATING ACTIVITIES

         Cash from operating activities for the six months ended June 30, 2000 was $1,957,342, compared to $1,282,872 for the six months ended June 30, 1999. This increase was primarily due to an increase in net income from operations. As expected, cash from operating activities increased in 2000 as we began to generate customer revenues from four new hotels scheduled to open in our Seven Mile Beach license area in 2000.

INVESTING ACTIVITIES

         Cash used in investing activities for the six months ended June 30, 2000 was $823,578, compared to $420,089 for the six months ended June 30, 1999. In the six months ended June 30, 2000 we completed the capacity expansion and new energy recovery system at our West Bay production facility and we also completed a major pipeline extension. In 1999, investing activities consisted primarily of pipeline additions and small purchases of property, plant and equipment,

FINANCING ACTIVITIES

         Cash generated from financing activities for the six months ended June 30, 2000 was $3,382,483, compared to cash used of $923,585 for the six months ended June 30, 1999. In June 2000, we completed a public offering of 773,000 common shares at a per share price of $7.50. After deducting underwriting commissions and other offering expenses, our net proceeds from the offering were approximately $5,000,000. We have utilized the proceeds from this offering to retire approximately $2.1 million of existing debt and for implementation of our growth strategy via the acquisition of Seatec Belize Ltd. in July, 2000. Assuming historical results for SeaTec Belize Ltd. are indicative of future performance, we expect that the Total Income of SeaTec Belize Ltd. will be approximately $900,000 in the upcoming twelve month period.

         On December 3, 1998, our shareholders approved a share repurchase program. For the six months ended June 30, 1999, we repurchased 76,490 common shares at an average cost of $7.48 per share. As of October 26, 1999, we suspended the open-market repurchase of our shares; however on January 6, 2000 we repurchased in a private transaction 79,100 shares at $6.25 per share from a shareholder whose assets were being liquidated.

         Our West Bay and Governor's Harbour plants were financed by an increase in our long-term debt obligation. We financed the expansion of the water distribution system in the West Bay area with a $2,500,000 loan issued by the European Investment Bank and our existing credit facility with the Royal Bank of Canada. The interest rate on the European Investment Bank loan is the bank's prevailing lending rate at the time of draw-down less a subsidy of 4%. As of the date of this quarterly report, $1,459,966 is outstanding under the European Investment Bank loan. The total lending facility from the Royal Bank of Canada comprises a revolving line of credit with a limit of $1,500,000 and term loans with a limit of $4,000,000. A term loan of $1,000,000 which was being repaid over a five-year period was paid off using funds from the share issue completed in June 2000. The Royal Bank of Canada lending facility and the European Investment Bank loan are secured by all of our land and other assets.

         In the six months ended June 30,1999 we paid two quarterly dividends of $.04 per share and in the six months ended June 30, 2000 we have paid two quarterly dividends of $.08 per share.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         As of June 30, 2000 we were not transacting business in any foreign countries and had not engaged in any currency hedging activities as of such date. We do not use derivative financial instruments for speculative trading purposes and as of June 30, 2000 have not been a party to any financial instruments or contracts that expose us to material market risk.

                           PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         (a) The Annual Meeting of the Company's shareholders was held on May 24, 2000. Of the 3,022,615 shares of common stock outstanding on the record date of March 31, 2000 a total of 1,697,533 shares were represented in person or by proxy.

         (b)      (i) The following Directors were re-elected effective May 24,
                  2000

                                                          Votes Cast
                                                 -----------------------------
                                                 For        Against or Witheld
                                                 ---        ------------------

                   Richard L. Finlay          1,697,533            0
                   Clarence B. Flowers        1,697,533            0
                   Jeffrey M. Parker          1,697,533            0
                   Frederick W. McTaggart     1,697,533            0
                   Steven Carr                1,697,533            0

                  (ii) The following Directors were not up for reelection at the Annual Meeting and their terms of office as a director continued after the Annual Meeting:

                  Peter D. Ribbins
                  J. Bruce Buggs, Jr.
                  Brian Butler
                  Wilmer Pergande
                  Raymond Whittaker

         (c)      (i)      The vote to approve the Minutes of the Annual General
                           Meeting of Members held on Wednesday, April 21st 1999 was 1,697,533 for, 0 against.

                  (ii) The vote to approve the Accounts of the Company for the year ending December 31st 1999 was 1,697,533 for, 0 against.

                  (ii) The vote to approve PricewaterhouseCoopers as Independent Accountants for the year 2000 at a fee to be agreed by the Directors was 1,697,533 for, 0 against.

                  (iv) The vote to approve, in principle, the Board's dividend policy was 1,697,533 for, 0 against.

                  (v) The vote to approve the operation of the Share Repurchase Plan since inception was 1,697,533 for, 0 against.

                  (vi) The vote to approve the revised Employee Share Incentive Plan and ratification of issue prices under this plan was 1,697,533 for, 0 against.

                  (vii) The vote to approve the terms on which options granted to acquire Common Shares of the Company to Executive Officers of the Company and the Board's future policy of not granting options to acquire Common Shares of the Company at less than an annually determined market price was 1,697,533 for, 0 against.

                  (viii) The vote to amend Article 8.04 of the Company's Articles of Association by deleting the words "without assigning any reason therefor." from the second line and inserting in their place "if such transfer would cause the Company to breach any term of the License granted to it by the Government of the Cayman Islands" was 1,697,533 for, 0 against.

                           This amendment to the Company's Articles of Association has not yet been filed with the Rigistrar of Companies of the Cayman Islands. The Company will include a copy of the amended Articles of Association as an exhibit to the next periodic report filed with the Securities and Exchange Commission following the filing of the amendment.

                  (ix) The vote to confirm, ratify and approve all actions of the Board of Directors and its Committees during the preceding year was 1,697,533 for, 0 against.

ITEM 5.  OTHER INFORMATION

On June 27, 2000, the Company entered into a stock purchase agreement to purchase for U.S. $3.9 million in cash all of the issued and outstanding capital stock of Seatec Belize Ltd., a company organized under the laws of Belize. The transaction closed on July 27, 2000. Seatec Belize Ltd. owns an existing reverse osmosis plant in Belize, which we acquired upon closing of this transaction. A copy of the Stock Purchase Agreement for this transaction was filed as an exhibit to our Form 20-F filed with the Securities and Exchange Commission on June 30, 2000.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         Exhibit No.       Description
         -----------       -----------

         27                Financial Data Schedule

(b)      Reports On Form 8-K - None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        CONSOLIDATED WATER CO. LTD.



Dated:     August 11, 2000              By: /s/ Alexander S. Bodden
                                            ------------------------------------
                                            Alexander S. Bodden,
                                            Vice President-Finance and Secretary