Form 10-Q
period 2000-09-30
CONSOLIDATED WATER CO LTD
filed 2000-11-22
CIK 928340

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

             For the transition period from to _____________________

                         Commission file number 0-25248

                           CONSOLIDATED WATER CO. LTD.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

                                 CAYMAN ISLANDS
             ------------------------------------------------------
                 (Jurisdiction of incorporation or organization)

      Trafalgar Place, West Bay Road, P.O. Box 1114GT, Grand Cayman, B.W.I.
      ---------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (345) 945-4277
                  ---------------------------------------------
                         (Registrant's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]        No  [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of each class of Consolidated Water Co. Ltd. common stock, as of the latest practicable date: Ordinary Shares CI$1.00 par value, outstanding at September 30, 2000: 3,856,254 shares.

EXCHANGE RATES

Unless otherwise indicated, all dollar amounts are in United States Dollars and references to "$", "U.S.", or "U.S. $" are to United States Dollars. References in this Report to "CI$" are to Cayman Islands Dollars.

The official fixed exchange rate for conversion of CI$ into U.S. $, as determined by the Cayman Islands Monetary Authority, has been fixed since April 1974 at U.S. $1.20 per CI$1.00.

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

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           CONSOLIDATED WATER CO. LTD.
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                      (Expressed in United States Dollars)

                                                   SEPTEMBER 30,  DECEMBER 31,
                                                        2000           1999
                                                   ------------   ------------
ASSETS

CURRENT ASSETS
     Cash and cash equivalents                          736,021         22,146
     Accounts receivable                              1,290,914      1,230,412
     Spares stock                                       115,608         94,303
     Inventory of water                                  28,984         28,984
     Other assets                                       368,225        298,906
                                                   ------------   ------------
                    Total current assets              2,539,752      1,674,751
     Property, plant and equipment                   16,791,744     14,756,570
     Intangible Asset                                 2,094,587             --
                                                   ------------   ------------
                    Total assets                   $ 21,426,083   $ 16,431,321
                                                   ============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Short term bank debt                               468,399        651,606
     Current portion of long term debt                  214,252        310,135
     Obligations under capital leases                    55,905        320,141
     Accounts payable-trade and accrued expenses      1,134,809      1,090,203
     Dividends payable                                  312,794        266,585
                                                   ------------   ------------
                    Total current liabilities         2,186,159      2,638,670
     Long term debt                                   1,243,268      1,926,786
     Other liabilities                                  117,686         87,566
                                                   ------------   ------------
                    Total liabilities                 3,547,113      4,653,022
                                                   ------------   ------------

STOCKHOLDERS' EQUITY

     Redeemable preferred stock                          46,428         49,270
     Common stock                                     4,630,491      3,794,960
     Capital in excess of par value                   6,497,338      3,243,188
     Retained earnings                                6,704,713      5,512,184
     Treasury shares                                         --       (821,303)
                                                   ------------   ------------
Total stockholders' equity                           17,878,970     11,778,299
                                                   ------------   ------------

Total liabilities and stockholders' equity         $ 21,426,083   $ 16,431,321
                                                   ============   ============



                  The accompanying information and notes are an integral part of these financial statements

                           CONSOLIDATED WATER CO. LTD.
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                      (Expressed in United States Dollars)



                                                    THREE MONTHS       THREE MONTHS        NINE MONTHS          NINE MONTHS
                                                       ENDED               ENDED               ENDED               ENDED
                                                   SEPTEMBER 30,       SEPTEMBER 30,       SEPTEMBER 30,        SEPTEMBER 30,
                                                       2000                1999                2000                1999
                                                    -----------         -----------         -----------         -----------
 INCOME
     Water sales                                      2,259,880           1,862,276           7,202,285           6,120,056
     Other income                                       124,889              83,199             356,714             252,614
                                                    -----------         -----------         -----------         -----------
                                                      2,384,769           1,945,475           7,558,999           6,372,670
EXPENSES
     Cost of water sales                              1,274,524           1,060,206           3,938,160           3,468,517
     Administrative costs                               488,910             416,602           1,381,637           1,202,708
     Interest expense                                    24,390              30,295             120,372              92,532
                                                    -----------         -----------         -----------         -----------
Income before accounting charge                         596,945             438,372           2,118,830           1,608,913

Cumulative effect of a change in accounting
  principle                                                  --                  --                  --            (115,888)
                                                                                                                -----------

Net income                                          $   596,945         $   438,372         $ 2,118,830         $ 1,493,025
                                                    ===========         ===========         ===========         ===========

BASIC EARNINGS PER COMMON SHARE

Income before accounting change                              --                  --                  --         $      0.53
Accounting change                                            --                  --                  --         ($     0.04)
                                                                                                                -----------
Net income                                          $      0.16         $      0.14         $      0.62         $      0.49
                                                    ===========         ===========         ===========         ===========
DILUTED EARNINGS PER COMMON SHARE
Income before accounting change                              --                  --                  --         $      0.50
Accounting change                                            --                  --                  --         ($     0.04)
                                                                                                                -----------
Net income                                          $      0.15         $      0.13         $      0.60         $      0.46
                                                    ===========         ===========         ===========         ===========

Weighted average number of common shares
  used in the determination of:
    basic earnings per share                          3,845,615           3,088,547           3,415,840           3,045,678
                                                    ===========         ===========         ===========         ===========
    diluted earnings per share                        3,937,377           3,264,955           3,504,438           3,222,086
                                                    ===========         ===========         ===========         ===========




                  The accompanying information and notes are an integral part of these financial statements.

                           CONSOLIDATED WATER CO. LTD.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                      (Expressed in United States Dollars)

                                                                 NINE MONTHS ENDED   NINE MONTHS ENDED
                                                                   SEPTEMBER 30,         SEPTEMBER 30,
                                                                       2000                 1999
                                                                -----------------    ------------------
NET CASH FLOWS PROVIDED BY OPERATING ACTIVITIES                      2,762,182            2,072,045

CASH FLOWS USED IN INVESTING ACTIVITIES

Purchase of property, plant and equipment                             (889,600)            (722,831)
Purchase of subsidiary, net of cash acquired                        (3,966,978)                  --
Proceeds from sale of equipment and assets held for resale               1,590                  360
                                                                   -----------          -----------
Net cash used in investing activities                               (4,854,988)            (722,471)
                                                                   -----------          -----------

CASH FLOWS FROM /(USED IN) FINANCING ACTIVITIES
Net proceeds from issuance of common stock                           5,368,947              222,525
Repurchase of common stock                                            (494,375)            (742,258)
Principal payments of long term debt                                  (779,401)            (405,649)
Principal payment under capital lease obligation                      (264,236)            (258,228)
Dividends paid                                                        (841,047)            (387,612)
Decrease in short term bank debt                                      (183,207)             (60,247)
                                                                   -----------          -----------
Net cash provided by/(used in) financing activities                  2,806,681           (1,631,469)
                                                                   -----------          -----------
NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS                   713,875             (264,606)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                        22,146              378,785
                                                                   -----------          -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                         $   736,021          $   174,426
                                                                   -----------          -----------


                  The accompanying information and notes are an integral part of these financial statements.

                           CONSOLIDATED WATER CO. LTD.
      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                  (UNAUDITED)

      FOR EACH OF THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2000 AND 1999

                      (Expressed in United States dollars)



                                          ADDITIONAL                        REDEEMABLE                            TOTAL
                         ORDINARY         PAID IN         TREASURY          PREFERENCE         RETAINED        STOCKHOLDERS
                          SHARES          CAPITAL          SHARES             SHARES           EARNINGS           EQUITY
                        -----------      -----------      -----------       -----------       -----------       -----------
BALANCE AT
DECEMBER 31, 1998         3,667,466        2,775,355          (62,375)           52,686         4,560,259        10,993,391
ISSUE OF COMMON
STOCK (NET)                 178,812          203,729                             14,387                             396,928
PURCHASE OF
TREASURY STOCK                                               (742,258)                                             (742,258)
NET INCOME FOR
THE PERIOD                                                                                      1,493,025         1,493,025
DIVIDENDS                                                                                        (387,612)         (387,612)
                        -----------      -----------      -----------       -----------       -----------       -----------
BALANCE AT
SEPTEMBER 30, 1999        3,846,278        2,979,084         (804,633)           67,073         5,665,672        11,753,474
                        ===========      ===========      ===========       ===========       ===========       ===========

BALANCE AT
DECEMBER 31, 1999         3,794,960        3,243,188         (821,303)           49,270         5,512,184        11,778,299
PURCHASE OF
TREASURY STOCK                                               (494,375)           (7,486)                           (501,861)
WARRANTS                    120,000          280,000                                                                400,000
EXERCISED
ISSUE OF COMMON
STOCK (NET)                 715,531        2,974,150        1,315,678             4,644                           5,010,003
NET INCOME FOR
THE PERIOD                                                                                      2,118,830         2,118,830
DIVIDENDS                                                                                        (926,301)         (926,301)
                        -----------      -----------      -----------       -----------       -----------       -----------
BALANCE AT
SEPTEMBER 30, 2000        4,630,491        6,497,338                             46,428         6,704,713        17,878,970
                        ===========      ===========      ===========       ===========       ===========       ===========





                  The accompanying information and notes are an integral part of these financial statements.

                           CONSOLIDATED WATER CO. LTD.
                        NOTES TO THE FINANCIAL STATEMENTS

                                   (UNAUDITED)

       (Expressed in United States dollars except where stated otherwise)

The accompanying financial statements should be read in conjunction with the 1999 Annual Report for the Company on Form 20-F. The interim financial statements are unaudited, but in the opinion of management, reflect all adjustments necessary for a fair presentation of results for such periods.

1.       Significant Accounting and Reporting Policies

As a result of a management decision, we have has voluntarily adopted accounting principles generally accepted in the United States of America, ("US GAAP"). Prior annual financial statements have been prepared in accordance with International Accounting Standards, ("IAS"). This adoption of US GAAP is effective for all periods commencing January 1, 2000. As a result all prior periods' financial statements presented in this Form 10-Q have been prepared in accordance with US GAAP.

The following income statement and balance sheet captions contain certain items, the accounting for which has changed as a result of the change from International Accounting Standards to US GAAP:

INCOME STATEMENT

Administrative costs include: i) recognition of stock option compensation expenses and ii) start up costs expensed following the application of SOP 98-5.

BALANCE SHEET

Accounts payable and accrued expenses are affected by: i) stock compensation relating to unexercised options. Fixed assets are affected by: i) reversal of recognition of unrealized capital gains. Additional paid in capital is affected by: i) stock compensation relating to exercised options. Retained earnings and other reserves are affected by: i) stock option compensation expense, ii) start up costs and iii) reversal of recognition of unrealized capital gains.

Cash and cash equivalents: As a result of the application of US GAAP, cash and cash equivalents now represents cash, and highly liquid bank deposits with original maturity of three months or less.

Detailed information on accounting principles for the above items under US GAAP, as well as the value of the reconciling items between US GAAP and IAS at December 31, 1999 and other dates and for other periods can be found in Note 20 of the Company's annual financial statements included in Form 20-F.

The following accounting policies have been adopted by us during the three months ended September 30, 2000:

BASIS OF CONSOLIDATION

Our consolidated financial statements include the accounts of its wholly owned subsidiaries Belize Water Ltd. and Commonwealth Water Limited. The operating results of Belize Water Ltd. have been included in the financial statements since the date of the acquisition. All intercompany balances and transactions have been eliminated. There are no operating results or balances for Commonwealth Water Limited as the company has been dormant since inception.

INTANGIBLE ASSET

The intangible assets consists of the operating license acquired on the acquisition of Belize Water Ltd. and is being amortized over an 11 year period that represents the remaining period of the license which expires in April, 2011.

REPORTING CURRENCY

The functional currency of our Company and our foreign subsidiary are their respective local currencies. Our consolidated operations are reported using United States dollars.

                           CONSOLIDATED WATER CO. LTD.
                        NOTES TO THE FINANCIAL STATEMENTS

                                   (UNAUDITED)


The exchange rate between the Cayman Islands dollar and the United States dollar has been fixed during all periods presented at CI$1.00 to US$1.20.

For consolidation purposes, the assets and liabilities of our foreign subsidiary (Belize Water Ltd.) are translated into U.S. dollars using the exchange rate between the Belize dollar and the United States dollar which has been fixed during all periods at BZ$2.00 to US$1.00. Income and expense items are translated at this fixed rate. No foreign currency gain or losses arise on the translation of the foreign subsidiary's operations, due to the fixed exchange rate.

2.       Business Combination

On July 21, 2000, we acquired all of the issued and outstanding capital stock of Seatec Belize Ltd. a company organized under the laws of Belize. Seatec Belize Ltd., now renamed Belize Water Ltd., owns and operates a reverse osmosis plant in Belize, which we acquired upon closing of this transaction. The total purchase price of $3,971,729 was paid in cash including direct external costs incurred in the acquisition amounting to $29,734.

This acquisition has been accounted for by the purchase method. The purchase price was allocated, based on their respective fair values, among the identifiable tangible and intangible assets and liabilities. Of this purchase price $2,125,274 has been attributed to intangible assets and represents the value of the operating license of the acquired company.

Disclosure of this transaction was previously made on Form 20-F filed with the Commission on June 30, 2000 and Form 10-Q filed on August 14, 2000.

The following table presents unaudited pro forma combined results of our company, and Belize Water Ltd., as if the acquisition had taken place at the beginning of the financial periods of 1999 and 2000:

                                          NINE MONTHS ENDED      NINE MONTHS ENDED
                                          SEPTEMBER 30, 2000    SEPTEMBER 30, 1999
                                          ------------------    ------------------
Revenue                                      7,774,368             6,780,224

Income before accounting change              2,276,584             1,935,891

Cumulative effect of a change in
accounting principal                                --              (115,888)

Net income                                   2,276,584             1,820,003

BASIC EARNINGS PER COMMON SHARE

Income before accounting change             $     0.59            $     0.64
Accounting change                                   --            ($    0.04)
                                            ----------            ----------
Net income                                  $     0.59            $     0.60
                                            ==========            ==========


                           CONSOLIDATED WATER CO. LTD.
                        NOTES TO THE FINANCIAL STATEMENTS

                                   (UNAUDITED)


3.       Segmented Information

During the three months ended September 30, 2000, we acquired a 100% stake in Belize Water Ltd. that has been consolidated in these condensed financial statements. Under FAS 131 "Disclosure about Segments of an Enterprise and Related Information" the subsidiary, whose operations are located in Ambergris Caye, Belize, is considered by management as a separate business segment.

The basis of measurement of segment information is similar to that adopted for the financial statements.

                                                      FULL THREE MONTHS ENDING SEPTEMBER 30
                            -----------------------------------------------------------------------------------------------
                                                2000                                               1999
                            ------------------------------------------         --------------------------------------------
                            CAYMAN                                             CAYMAN
                            ISLANDS            BELIZE            TOTAL         ISLANDS             BELIZE             TOTAL
                            -------            ------            -----         -------             ------             -----

  Water sales             2,055,966           203,914        2,259,880         1,862,276               --         1,862,276
  Other income              124,889                --          124,889            83,199               --            83,199

  Cost of water
  sales                   1,171,152           103,372        1,274,524         1,060,206               --         1,060,206
  Administrative
  costs and
  interest expense          500,994            12,306          513,300           446,897               --           446,897

  Net income                508,709            88,236          596,945           438,372               --           438,372

  Segment assets         19,365,434         2,060,649       21,426,083        15,784,942               --        15,784,942





                                                      FULL NINE MONTHS ENDING SEPTEMBER 30
                            -----------------------------------------------------------------------------------------------
                                                2000                                               1999
                            ------------------------------------------         --------------------------------------------
                            CAYMAN                                             CAYMAN
                            ISLANDS            BELIZE            TOTAL         ISLANDS             BELIZE             TOTAL
                            -------            ------            -----         -------             ------             -----


  Water sales             6,998,371           203,914        7,202,285         6,120,056               --         6,120,056
  Other income              356,714                --          356,714           252,614               --           252,614

  Cost of water
  sales                   3,834,788           103,372        3,938,160         3,468,517               --         3,468,517
  Administrative
  costs and
  interest expense        1,489,703            12,306        1,502,009         1,411,128               --         1,411,128

  Net income              2,030,594            88,236        2,118,830         1,493,025               --         1,493,025

  Segment assets         19,365,434         2,060,649       21,426,083        15,784,942               --        15,784,942



                           CONSOLIDATED WATER CO. LTD.
                        NOTES TO THE FINANCIAL STATEMENTS

                                   (UNAUDITED)




4.       Contingencies and Commitments

Our license requires us to obtain prior government approval for an issuance or transfer of shares which (a) exceeds 5% of the issued shares of our company, or
(b) would, upon registration, result in any shareholder's owning more than 5% of the issued shares. More than 5% of our ordinary shares are registered in the name of Cede and Co., the nominee for the Depository Trust Company, which is a clearing agency for shares held by participating banks and brokers. We do not believe that these shareholdings by Cede and Co. constitute a breach of the intent of the license. We believe that the purpose of this clause of the license is to allow the government to approve significant shareholders of our company. Cede and Co. and Depository Trust Company, however, act solely as the nominee for banks and brokers, and have no beneficial ownership in the ordinary shares. Nevertheless, our Cayman Islands' counsel has advised us that these shareholdings by Cede & Co., which were not approved by the government, are probably a technical breach of our license. In August and September 1994, we completed an offering of 400,000 ordinary shares under Rule 504 of Regulation D of the Securities Act of 1933. In September 1995, we completed a private placement of 100,000 ordinary shares plus warrants to subscribe for an additional 100,000 ordinary shares under Regulation S of the Securities Act 1933. In April 1996, we completed a public offering of 575,000 ordinary shares and in June 2000 we completed a public offering of 773,000 ordinary shares. Based upon the advice of our Cayman Islands' legal counsel, we determined that the license did not require the government's approval to complete these offerings.

However, if a court determined that the government's approval of these offerings was required under the license, we would be in breach of the license. Our Cayman Islands' legal counsel has advised us that to make this determination, a court would have to disagree with our interpretation of the license and dismiss several defenses which would be available to us. These defenses include acquiescence and waiver on the part of the government with respect to these offerings.

We have received a letter dated June 1, 2000, from an official of the Cayman Islands' government, stating that a public offering of our ordinary shares, which we completed in 1996 without the government's approval, was a breach of our license. The letter is not clear as to whether the government also views the completion of our 2000 public offering as a breach of our license. We have responded to this letter and stated that we do not believe that we are in breach of our license. A meeting with officials of the Cayman Islands' government, to discuss this matter, was held on June 16, 2000 in accordance with the government's suggestion in the June 1st letter. Discussion of the matter is ongoing as of the date of this filing. We have been advised by our Cayman Islands' legal counsel that the June 1st letter from the Cayman Islands government does not constitute a formal "notice of breach of the license" as contemplated in the license. Accordingly, other than pursuing discussions of this matter with the Cayman Islands' government, no other actions are presently being pursued by us to "cure" any such alleged breaches.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999

TOTAL INCOME

Total income increased by 23% from $1,945,475 to $2,384,769 for the three months ended September 30, 1999 and 2000, respectively and by 19% from $6,372,670 to $7,558,999 for the nine months ended September 30, 1999 and 2000, respectively. Total income increased as a result of several factors. The automatic inflation adjustment on our operations in Cayman the led to an increase in prices for most of our customers in the West Bay and Seven Mile Beach areas by an average of 3%. Additionally the Cayman Islands received significantly lower rainfall in the first quarter 2000 than in the first quarter of 1999 leading to increased consumption in both our service areas, especially Seven Mile Beach. The addition of the operations of Belize Water Ltd. as from July 21, 2000 added $203,914 total income for the period July 21, 2000 to September 30, 2000. All sales in Belize are to one customer, the Water and Sewerage Authority of the Government of Belize.

Total water sales increased by 21% from $1,862,276 to $2,259,880 for the three months ended September 30, 1999 and 2000, respectively and 18% from $6,120,056 to $7,202,285 for the nine months ended September 30, 1999 and 2000, respectively. After the decrease in Cayman tourism arrivals in late 1999 and early 2000 as a result of the Y2K travel concerns, tourism arrival growth resumed in March 2000. During the first quarter of 2000, several new developments were completed in our exclusive Cayman service area. These developments include a 132-room Sunshine Suites Hotel, a 100-room Comfort Suites Hotel and Phase I, consisting of 76 suites, of the 152-suite Grand Caymanian Beach Club time-share resort. These new developments helped to drive the increased demand in both the three and nine months ended September 30, 2000.The addition of the operations of Belize Water Ltd. as from July 21, 2000 added $203,914 to income for the period July 21, 2000 to September 30, 2000.

The first two quarters of any year historically have higher tourist arrivals than the last two quarters. Therefore the results of the nine months to September 30 are not necessarily indicative of the results for a full year.

On October 1, 2000, Belize was hit by Hurricane Keith. Although Ambergris Caye, where Belize Water Ltd. is situated, sustained considerable damage, our production facilities suffered relatively minor damage and were operational again within one week. It is expected that there will be a small reduction in demand for October and November but projections show, including demand to date in the fourth quarter, that demand will return to normal and continue to grow in line with projections by the first quarter of 2001. Minimal loss of income is expected. Damage to property, plant and equipment is estimated at $100,000 with there being a deductible of $15,000 on the material damage insurance policy.

In April 1999, we began to receive fees from the settlement of the Britannia development lawsuit, shown in the "Other income" line item in the income statements. Therefore these fees were received throughout the nine months ended September 30, 2000 whereas they were only received in the six month period ended September 30, 1999.

EXPENSES

Cost of water sales increased by 20% from $1,060,206 to $1,274,524 for the three months ended September 30, 1999 and 2000, respectively, and by 14% from $3,468,517 to $3,938,160 for the nine months ended September 30, 1999 and 2000, respectively. Cost of water sales increased primarily as a result of higher water sales, but the reduced percentage increase compared to sales in each of the periods is as a result of economies of scale of production and the installation in late March 2000 of a new energy recovery system on one train of our West Bay production facility on Grand Cayman, which has resulted in significant savings in electricity consumption, leading to a direct reduction in the equivalent unit cost of production.

As a percentage of total income, cost of water sales decreased from 54% to 53% of total income for the three months ended September 30, 1999 and 2000, respectively, and from 54% to 52% of total income for the nine months ended September 30, 1999 and 2000, respectively.

Administrative costs and interest expense increased by 15% from $446,897 to $513,300 for the three months ended September 30, 1999 and 2000, respectively, and by 16% from $1,295,240 to $1,502,009 for the nine months ended September 30, 1999 and 2000, respectively. The $1,295,240 incurred in the first nine months of 1999 includes $115,888 of non-recoverable start-up costs written-off in accordance with Statement of Position 98-5 "Reporting on the Costs of Start-Up Activities" which requires start up costs to be expensed as incurred rather than deferred as previously allowed. This write-off affected 1999 on January 1, 1999 under US GAAP.

An increased activity in project development and reporting requirements, project development costs and legal and professional costs and the acquisition of Belize Water Ltd. were the main contributors to the increase in administrative costs and interest expense in both the three months and nine months ended September 30, 2000 as compared to the three months and nine months ended September 30, 1999.

Liquidity and Capital Resources

OPERATING ACTIVITIES

Cash from operating activities for the nine months ended September 30, 2000 was $2,762,182, compared to $2,194,416 for the nine months ended September 30, 1999. This increase was primarily due to an increase in net income from operations. As expected, cash from operating activities increased in 2000 as we began to generate customer revenues from four new hotels which have opened in our Seven Mile Beach license area during 2000 and it was further increased by the acquisition of Belize Water Ltd. in July 2000.

INVESTING ACTIVITIES

Cash used in investing activities for the nine months ended September 30, 2000 was $4,854,988, compared to $722,471 for the nine months ended September 30, 1999. In the nine months ended September 30, 2000, we completed the capacity expansion and new energy recovery system at our West Bay production facility and we also completed a major pipeline extension. In 1999, investing activities consisted primarily of pipeline additions and small purchases of property, plant and equipment.

On July 21, 2000, we completed the 100% acquisition of Seatec Belize Ltd., now renamed Belize Water Ltd. for a total purchase price of $3,971,729 including direct external costs incurred in the acquisition amounting to $29,734. Total tangible assets acquired amounted to $1,860,490, intangible assets were $2,125,274 and liabilities assumed were $14,035. The tangible assets acquired represent the fair value of the production facility and equipment while the intangible asset acquired represents then remaining 11 years of the 15 year license (with renewal options at the discretion of the licensor) granted by the Government of Belize in April 1996.

FINANCING ACTIVITIES

Cash generated from financing activities for the nine months ended September 30, 2000 was $2,806,681, compared to cash used of $1,631,469 for the nine months ended September 30, 1999. In June 2000, we completed a public offering of 773,000 common shares at a per share price of $7.50. After deducting underwriting commissions and other offering expenses, our net proceeds from the offering were approximately $5,050,000. We utilized the proceeds from this offering to retire approximately $2.1 million of existing long term and short term debt and for implementation of our growth strategy via the acquisition of Seatec Belize Ltd. in July, 2000. The remainder of the acquisition cost was funded using the revolving line of credit with the Royal Bank of Canada. Assuming historical results for Seatec Belize Ltd. are indicative of future performance, we expect that this acquisition will result in an increase of $900,000 to our total income in the upcoming twelve month period.

On December 3, 1998, our shareholders approved a share repurchase program. For the nine months ended September 30, 1999, we repurchased 101,190 common shares at an average cost of $7.41 per share. As of October 26, 1999, we suspended the open-market repurchase of our shares; however on January 6, 2000 we repurchased in a private transaction 79,100 shares at $6.25 per share from a shareholder whose assets were being liquidated.

In previous years, our West Bay and Governor's Harbour plants were financed by an increase in our long-term debt obligation. We financed the expansion of the water distribution system in the West Bay area with a $2,500,000 loan issued by the European Investment Bank and our existing credit facility with the Royal Bank of Canada. The interest rate on the European Investment Bank loan is the bank's prevailing lending rate at the time of drawdown less a subsidy of 4%. As of the date of this quarterly report, $1,457,520 is outstanding under the European Investment Bank loan. The total lending facility from the Royal Bank of Canada comprises a revolving line of credit with a limit of $1,500,000 and term loans with a limit of $4,000,000. The Royal Bank of Canada lending facility and the European Investment Bank loan are secured by all of our land and other assets. A term loan with an initial drawdown of $1,000,000 which was being repaid over a five-year period and other short term debt with the Royal Bank of Canada was paid off using funds from the share issue completed in June 2000.

In the nine months ended September 30,1999 we paid three quarterly dividends of $.04 per share per quarter and in the nine months ended September 30, 2000 we have paid three quarterly dividends of $.08 per share.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

As of September 30, 2000 we had not engaged in any currency hedging activities. We do not use derivative financial instruments for speculative trading purposes and as of September 30, 2000 have not been a party to any financial instruments or contracts that expose us to material market risk.

PART II - OTHER INFORMATION

ITEM 5.   OTHER INFORMATION

At a meeting of the full Board of Directors of our company held on October 26, 2000, Mr. Peter D. Ribbins was appointed Secretary of our company in place of Mr. Alexander S. Bodden.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)       Exhibits

          EXHIBIT NO.       DESCRIPTION
          -----------       -----------
          27                Financial Data Schedule

(b)       Reports on Form 8-K and Form 6-K

          (1) Reports on Form 8-K

          None

          (2) Reports on Form 6-K

          On August 10, 2000 the Company filed a Form 6-K with the Securities and Exchange Commission with respect to the Company's acquisition of Seatec Belize Ltd.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            CONSOLIDATED WATER CO. LTD.


Dated : NOVEMBER 22, 2000           By:   /s/ ALEXANDER S. BODDEN
        ----------------------------   ----------------------------------------
                                                  Alexander S. Bodden,
                                                 Vice President-Finance