Form 10-K
period 2000-12-31
CONSOLIDATED WATER CO LTD
filed 2001-04-02
CIK 928340

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K
(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended DECEMBER 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transaction period from _____________ to _____________

                         Commission File Number: 0-25248

                           CONSOLIDATED WATER CO. LTD.
- --------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


        CAYMAN ISLANDS                                            N/A
- --------------------------------------------------------------------------------
 (State or other jurisdiction of                           (I.R.S. Employer
  incorporation or organization)                          Identification No.)


   TRAFALGAR PLACE, WEST BAY ROAD, P.O. BOX 1114GT,
                 GRAND CAYMAN, B.W.I.                              N/A
- --------------------------------------------------------------------------------
       (Address of principal executive offices)                 (Zip Code)


Registrant's Telephone number, including area code:  (345) 945-4277


Securities registered pursuant to Section 12(b) of the Act:  NONE

Securities registered pursuant to Section 12(g) of the Act:


                       ORDINARY SHARES, PAR VALUE CI$1.00
- --------------------------------------------------------------------------------
                                (Title of Class)

Securities for which there is a reporting obligation pursuant to Section 15(d) of the Act: NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this 10-K or any amendments to this Form 10-K. [NOT APPLICABLE]

The aggregate market value of common stock held by non-affiliates of the registrant, based on the closing sales price for the registrant's ordinary shares, as reported on the Nasdaq National Market on March 19, 2001, was $30,903,544.

As at March 19, 2001, there were 3,862,943 shares of the registrant's ordinary shares outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

NONE

EXCHANGE RATES

Unless otherwise indicated, all dollar amounts are in United States Dollars and references to "$", "U.S.", or "U.S. $" are to United States Dollars.

The official fixed exchange rate for conversion of CI$ into U.S. $, as determined by the Cayman Islands Monetary Authority, has been fixed since April 1974 at U.S. $1.20 per CI$1.00.

The official fixed exchange rate for conversion of BZE$ into U.S. $, as determined by the Central Bank of Belize, has been fixed since 1976 at U.S.$
0.50 per BZE$ 1.00.

                                TABLE OF CONTENTS


SECTION    DESCRIPTION                                                             PAGE
- -------    -----------                                                             ----

PART I
  Item 1.  Business ..........................................................       1
  Item 2.  Properties ........................................................       9
  Item 3.  Legal Proceedings .................................................      11
  Item 4.  Submission of Matters to a Vote of Security Holders ...............      11

PART II
  Item 5.  Market for Registrant's Common Equity and Related Stockholder
              Matters ........................................................      12
  Item 6.  Selected Financial Data ...........................................      17
  Item 7.  Management's Discussions and Analysis of Financial Condition and
              Results of Operations ..........................................      18

  Item 7A. Quantitative and Qualitative Disclosure about Market Risk .........      31
  Item 8.  Financial Statements and Supplementary Data .......................      31
  Item 9.  Changes in and Disagreements with Accountants on Accounting and
              Financial Disclosure ...........................................      60

PART III
  Item 10. Directors and Executive Officers of the Registrant ................      60
  Item 11. Executive Compensation ............................................      63
  Item 12. Security Ownership of Certain Beneficial Owners and Management ....      68
  Item 13. Certain Relationships and Related Transactions ....................      69

PART IV
  Item 14  Exhibits, Financial Statement Schedules and Reports on Form 8-K ...      71

SIGNATURES ...................................................................      77



                                     PART I


ITEM 1. BUSINESS

INTRODUCTION

         Our company was incorporated in August 1973 in the Cayman Islands and in July 2000 acquired all of the issued and outstanding capital stock of Seatec Belize Ltd., now renamed Belize Water Ltd. Our principal executive offices are located at Trafalgar Place, West Bay Road, Grand Cayman, Cayman Islands. We provide water services in areas where the supply of potable water is scarce. These water services include the production of potable water from seawater, and the distribution of potable water through pipelines to our customers. In addition, we have expertise in providing wastewater services. Our customers include residential, commercial and tourist properties, government facilities, and public utilities.

         Our business activities are now reported in three business segments, which reflect a change in reporting during 2000 due to the acquisition of our wholly owned subsidiary company in Belize, Central America and our entering into an agreement with South Bimini International Ltd., a Bahamian company, to provide water to property in South Bimini Island, Commonwealth of Bahamas. The business group structure is based on defined areas of management responsibility and the geographical location of our operations. The business group segments are Cayman Islands Operations, Belize Operations and Bahamas Operations. In 2000, the Cayman Island Operations and Belize Operations accounted for 95% and 5%, respectively, of our total revenue. As at March 19, 2001 our Bahamas Operations were still in the construction phase.

FINANCIAL INFORMATION ABOUT BUSINESS SEGMENTS

         The information contained in Note 11 Segmented Information of our consolidated financial statements found on page 51, in ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA for the year ended December 31, 2000, is incorporated herein by reference.

BUSINESS COMBINATION

         Consolidated financial statements have been presented for the first time this year due to the acquisition of our wholly-owned subsidiary, Belize Water Ltd. This acquisition has been accounted for by the purchase method. Our other two subsidiaries are not consolidated as they are dormant companies.

CAYMAN ISLANDS OPERATIONS

         The Cayman Islands comprise three islands, Grand Cayman, Little Cayman and Cayman Brac, located approximately 460 miles south of Miami, Florida. The three islands have a total area of approximately 100 square miles.

         Our Cayman Islands operations produce potable water at our two reverse osmosis seawater conversion plants in Grand Cayman. The current capacity of our Governor's Harbour plant is 1.1 million U.S. gallons per day, which is in excess of the minimum quantities of water which Ocean Conversion (Cayman) Ltd., a Cayman Islands company which operates our Governor's Harbour plant, must supply to us under a water purchase agreement, and the current capacity of our West Bay plant, which we operate, is 710,000 U.S. gallons per day. Since the plants began production of water, they have consistently produced at or near their capacity.

         Feed water for the reverse osmosis units is drawn from deep wells with associated pumps on the property. Wastewater is discharged into brine wells on the property below the level of the feed water intakes.

         Electricity to our plants is supplied by Caribbean Utilities Co. Ltd., a publicly traded utility company. At both plant sites, we maintain a diesel driven, standby generator with sufficient capacity to operate our distribution pumps and other essential equipment during any temporary interruptions in the electricity supply.

         In the event of an emergency, our distribution system is connected to the George Town distribution system of Water Authority-Cayman. We can also purchase water, if available, from a plant servicing the Hyatt Hotel in Grand Cayman, which presently has excess production capacity. In order to efficiently maintain our equipment, we have purchased water for brief periods of time from both Water Authority-Cayman and the water plant servicing the Hyatt Hotel. We have also sold potable water to these entities, and in the case of Water Authority-Cayman, supplied substantial quantities of water almost continuously over a seven-month period in late 1993 and early 1994.

         Our pipeline system in the Cayman Islands covers the Seven Mile Beach and West Bay areas of Grand Cayman and consists of approximately 64 miles of PVC pipeline. We extend our distribution system periodically as property developments are completed. We have a main pipe loop covering a major part of the Seven Mile Beach area. We place extensions of smaller diameter pipe off our main pipe to service new developments in our service area. This system of building branches from the main pipe keeps our construction costs low and allows us to provide service to new areas in a timely manner. We completed in 2000 a main pipe along a new road to service future developments, which provides an additional supply loop at the southern end of the Seven Mile Beach area.

         For major developments in our service areas, most internal roads are private until the development has been completed. Developers are responsible for laying the pipeline within the development at their own cost, but in accordance with our specifications. When the development is completed, the developer then transfers operation and maintenance of the pipeline to us.

         We have a comprehensive layout of our pipeline system which is maintained in a computer aided design (CAD) system. This system is integrated with digital aerial photographs and a computer generated hydraulic model which allows us to accurately locate pipes and equipment in need of repair and maintenance. It also helps us to plan extensions of and upgrades to our existing pipeline system.

         The following table shows, for each of the fiscal years ended December 31, 2000, 1999, 1998, 1997, and 1996, our total number of customer connections at the end of each period and metered sales of water for that period:

                                                      2000         1999         1998         1997         1996
                                                   -------      -------      -------      -------      -------
Number of Customers                                  2,936        2,606        2,347        2,069        1,826
Miles of Pipeline                                       64           63           62           57           55
Metered Sales (in thousands of U.S. gallons):
     Commercial                                    346,005      308,949      315,980      300,350      265,140
     Residential                                    97,759       86,712       80,150       72,393       60,261
     Government facilities                           7,599        5,686        4,420        4,007        3,064
                                                   -------      -------      -------      -------      -------
Total                                              451,363      401,347      400,550      376,750      328,465
                                                   =======      =======      =======      =======      =======


         You should note that the table above does not precisely represent the actual number of customers we service. In hotels and condominiums, we may only have one customer, which is the operator of the hotel or the condominium, but we actually supply water to all of the units within that hotel or condominium development. Of the customers indicated in the table above, as of 2000, 49.5% were residential, 49.5% were hotels, condominiums and other commercial customers and 1% were government facilities.

         We have a separate license from the Cayman Islands government and a five-year agreement with a developer to supply on demand a minimum of 48 million U.S. gallons of non-potable water per year on a take or pay basis to irrigate an 18-hole golf course.

         Before 1991, any owner of property within our licensed area could install water making equipment for its own use. Since 1991, that option is only available to private residences, although water plants then in existence could be maintained but not replaced or expanded. When the Marriott Hotel was built in 1990 in our licensed area, the developer installed its own reverse osmosis equipment. On February 4, 1994, we entered into an agreement with the owner of the Marriott Hotel to supply water to the Marriott Hotel at our standard tariff rates.

         In 1995, we entered into a 10-year agreement with the owner of the Westin Hotel. This agreement requires us to supply up to 60,000 U.S. gallons per day on a monthly basis to the hotel at a discount to our standard tariff rates, and to supply any additional demand on a best efforts basis. The Westin Hotel maintains storage capacity on-site, assists pressurization with on-site repumping facilities, and has provided us with a letter of credit which covers the cost of 45 days of water supply.

         The current market which we service under our license in the Cayman Islands consists of Seven Mile Beach and West Bay, Grand Cayman Island, two of the three most populated areas in the Cayman Islands. Our plants and water distribution system are equipped with efficient, state-of-the-art technology, and we consistently provide high quality water to our customers. The Cayman Islands Government, through Water Authority-Cayman, supplies water to parts of Grand Cayman Island, which are not within our licensed area.

         According to the Economics and Statistics Office of the Cayman Islands Government, the population of the Cayman Islands was approximately 39,410 persons in 1999. Most recent figures published by the Cayman Islands Government Department of Tourism show that the growth rate of tourism in the Cayman Islands has increased on average 8.83% annually over the 10 year period from 1989 through 1999, with total visitor arrivals of 1.08 million persons from January through September 2000, up from 1.04 million arrivals during the same period of 1999.

         A new 233 room Holiday Inn Hotel opened in our license area in November 2000, and construction commenced on a 360 room Ritz Carlton Hotel during 2000.

         Government

         The Cayman Islands are a British Overseas Territory of the United Kingdom and have had a stable political climate since 1670, when the Cayman Islands were ceded to England by the Treaty of Madrid. The Queen of England appoints the Governor of the Cayman Islands to make laws with the advice and consent of the legislative assembly. There are 15 elected members of the legislative assembly and three members appointed by the Governor from the Civil Service. The Executive Council is responsible for day-to-day government operations. The Executive Council consists of five ministers who are chosen by the legislative assembly from its 15 popularly elected members, and the three Civil Service members. The Governor has reserved powers and the United Kingdom retains full control over foreign affairs and defense. The Cayman Islands are a common law jurisdiction and have adopted a legal system similar to that of the United Kingdom.

         Customs Duties And Taxes

         We are exempt from, or receive concessionary rates of, customs duties on capital expenditures on plant and major consumable spares and supplies imported into the Cayman Islands as follows:

         o        there are no income taxes in the Cayman Islands;

         o we do not pay any import duty or taxes on permeator membranes, electric pumps and motors and chemicals which we purchase; and

         o we pay 10% of the cost, including insurance and transportation to the Cayman Islands, of other plant and associated materials and equipment to manufacture or supply water in Seven Mile Beach or West Bay.

BELIZE OPERATIONS

         On July 21, 2000, we acquired Seatec Belize Ltd. and subsequently changed the name of the company to Belize Water Limited. Belize Water Limited, a wholly owned subsidiary of Consolidated Water Co. Ltd., provides potable water from one reverse osmosis seawater conversion plant in Ambergris Caye, Belize, Central America to the Belize Water and Sewerage Authority (WASA), which has recently been privatized. Belize Water Limited provides water to WASA, who distribute the water through its own distribution system to residential, commercial and tourist properties in Ambergris Caye, Belize.

         Our market in Ambergris Caye consists of residential, commercial and tourist properties in the town of San Pedro, which is located on the southern end of Ambergris Caye. Ambergris Caye is one of about 1,000 islands located east of the Belize mainland, and off the southeastern tip of the Yucatan Peninsula. Ambergris Caye is approximately 25 miles long and has a population of about 7,000 residents. We provide bulk potable water to WASA who distribute this water to this market. WASA currently has no other source of potable water in Ambergris Caye.

         A 185 mile long barrier reef, which is the largest barrier reef in the Western Hemisphere, is situated just offshore of Ambergris Caye. This natural attraction is rapidly becoming a choice destination for SCUBA divers and tourists. Tourism is Belize's second largest foreign exchange earner, next to agriculture. The Belize Government reported 326,642 tourist arrivals in 1999.

CUSTOMS DUTY, TAXES AND THE GOVERNMENT IN BELIZE

         The Government of Belize has exempted Belize Water Ltd. from all duties, sales taxes and Company taxes until January 2003 with respect to duties and January 2004 with respect to Company taxes. However, the government has given its commitment to support all future applications for extensions or additional tax exemptions for the life of the water supply contract.

BAHAMAS OPERATIONS

         The Bimini Islands consist of North Bimini and South Bimini, and are two of 700 islands which comprise the Commonwealth of the Bahamas. The Bimini Islands are located approximately 45 miles east of Ft. Lauderdale, Florida and are a premier destination for sport fishing enthusiasts. The population of the Biminis is approximately 1,600 persons and the islands have about 200 hotel and guest rooms available for tourists. The total land area of the Biminis is approximately 9 square miles.

         In 1997, we signed a letter of intent to supply potable water to a Bahamian company, which is owned by a United States developer who plans to build a multi-purpose resort development called Bimini Bay Resort on 700 acres in North Bimini Island. We later created a wholly owned Bahamian subsidiary, Commonwealth Water Limited, which entered into a 10-year agreement with the Bimini Bay Resort developer to supply water to the development. As of December 2000, the developer had not honored his obligations under the water supply agreement, and the agreement was terminated in February 2001.

         On December 18, 2000, we signed a separate agreement with a Bahamian developer on South Bimini Island, Bahamas to provide potable water to his marina and condominium development, Bimini Sands Resort. The developer of the Bimini Sands Resort has constructed a marina and 36 condominium units, and plans to construct a further 180 condominium units. We will provide potable water to Bimini Sands Resort and to the Bimini Beach Hotel, a 40 room hotel also owned by the developer. The agreement is contingent on us obtaining the necessary approvals from the Government of the Bahamas to supply water to the developer. As of March 2001, we have applied for the necessary permissions from the Government of the Bahamas and are awaiting a reply.

         We are also in discussions with the Government of the Bahamas regarding the provision of potable water to other properties in Bimini, including residential, commercial and tourist properties.

GOVERNMENT REGULATION

         We are regulated by the Water Authority of the Cayman Islands on behalf of the Cayman Islands Government.

         We believe that our operations in Belize and the Bahamas comply with all local laws and regulations.

MARKET AND SERVICE AREA

         We believe that our potential market consists of any location where there is a need for potable water. According to the information contained in the Paul Simon book "Tapped Out: The Coming World Crisis in Water and What We Can Do About It" (C)1998, the world's population of 5.9 billion will double in the next forty to ninety years and the per capita world water consumption is growing twice as fast as the world's population. The world's supply of water, however, is relatively constant. While water sufficiency problems are not nearly as severe in the United States as in some other nations, three major states, California, Texas and Florida, are already facing water supply problems. These states and most water-deficient nations in the world all have access to huge amounts of ocean water, yet cannot economically process major quantities for consumption. The desalination of ocean water, either through distillation or reverse osmosis, is widely regarded as the most viable alternative to fresh water in areas with an insufficient natural supply.

GROWTH STRATEGY

         Our growth strategy is as follows:

         WE INTEND TO CONTINUE DEVELOPING OUR PRODUCTION AND DISTRIBUTION INFRASTRUCTURE AND PROVIDE HIGH QUALITY POTABLE WATER TO OUR LICENSED AREA IN THE CAYMAN ISLANDS. We intend to increase our customer base and revenues in the Cayman Islands by providing water service on the most cost-efficient basis to new residential, commercial and tourist properties that are being developed in our exclusive licensed area. We intend to increase our service area by exploring the possibility of acquiring other potable water suppliers within the Cayman Islands.

         WE INTEND TO EXPAND OUR OPERATIONS IN BELIZE, CENTRAL AMERICA BY PURSUING OPPORTUNITIES TO PROVIDE POTABLE WATER TO OTHER PARTS OF BELIZE, PARTICULARLY THE CAYES AND COASTAL AREAS WHICH COULD BENEFIT FROM OUR DESALINATION TECHNOLOGY.

         WE INTEND TO EXPAND OUR OPERATIONS TO OTHER MARKETS WHERE THERE IS A NEED FOR POTABLE WATER. We are currently in various stages of discussion to supply to several new markets, including the Bahamas and Mexico. We may pursue these opportunities either on our own or through joint ventures. So far we have focused on various locations throughout the Caribbean and Central America.

         WE ALSO INTEND TO EXPAND OUR EXISTING AND FUTURE OPERATIONS INTO COMPLEMENTARY SERVICES, SUCH AS WASTEWATER SERVICES, WHICH WE HAVE PROVIDED IN THE PAST. Prior to the installation of a central wastewater system by the Cayman Islands government, we provided wastewater services on Grand Cayman Island. Since we have expertise in wastewater services, we may provide these services in the future.

OUR TECHNOLOGY

         The conversion of saltwater to potable water is called desalination. There are two primary forms of desalination: distillation and reverse osmosis. Both methods are used throughout the world and technologies are improving to lower the costs of production. Reverse osmosis is a separation process in which the water from a pressurized saline solution is separated from the dissolved material by passing it over a semi-permeable membrane. An energy source is needed to pressurize the salinated, or feed, water for pretreatment, which consists of fine filtration and the addition of precipitation inhibitors. Pre-treatment removes suspended solids, prevents salt precipitation and keeps the membranes free of microorganisms. Next, a high-pressure pump enables the water to pass through the membrane, while salts are rejected. The feed water is pumped into a closed vessel where it is pressurized against the membrane. As a portion of the feed water passes through the membrane, the remaining feed water increases in salt content. This remaining feed water is discharged without passing through the membrane. As the discharged feed water leaves the pressure vessel, its energy is captured by an energy recovery device which is used to pressurize incoming feed water. The final step is post-treatment, which consists of stabilizing the water, removing hydrogen sulfide and adjusting the pH and chlorination to prepare it for distribution.

         We use reverse osmosis technology to convert seawater to potable water. We believe that this technology is the most effective and efficient conversion process. However, we are always seeking ways to maximize efficiencies in our current processes and to investigate new more efficient processes to convert seawater to potable water. The equipment at our plants is among the most energy efficient available and we monitor and maintain our equipment in this manner. As a result of our many years of experience in water conversion, we believe that we have an expertise in the development and operation of desalination plants which is easily transferable to locations outside the Cayman Islands.

RAW MATERIALS AND SOURCES OF SUPPLY

         All materials, parts and supplies essential to our business operations can normally be obtained from multiple sources. We do not manufacture any parts or components for equipment essential to our business. Our access to seawater for processing into potable water is granted through our licenses and contracts with governments of the various jurisdictions in which we have our operations.

LICENSES, FRANCHISES AND CONCESSIONS

         With respect to our operations in the Cayman Islands, we rely on our exclusive franchise granted by the government to produce and supply potable water within our franchise area in Grand Cayman. This franchise was granted in July 11, 1990 and is for a term of twenty (20) years. This franchise agreement grants us the right of first refusal to extend the franchise.

         Technical Breach of Cayman Islands' License

         Our license requires us to obtain prior government approval for an issuance or transfer of shares which (a) exceeds 5% of the issued ordinary shares of our company, or (b) would, upon registration, result in any shareholder owning more than 5% of the issued shares. More than 5% of our ordinary shares are registered in the name of Cede and Co., the nominee for the Depository Trust Company, which is a clearing agency for shares held by participating banks and brokers. We do not believe that these shareholdings by Cede and Co. constitute a breach of the intent of the license. We believe that the purpose of this clause of the license is to allow the government to approve significant shareholders of our company. Cede and Co. and Depository Trust Company, however, act solely as the nominee for banks and brokers, and have no beneficial ownership in the ordinary shares. Nevertheless, our Cayman Islands' legal counsel has advised us that these shareholdings by Cede & Co., which were not approved by the Cayman Islands' government, are probably a technical breach of our license.

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

         We have received a letter dated June 1, 2000, from an official of the Cayman Islands' government, stating that a public offering of our ordinary shares, which we completed in 1996 without the government's approval, was a breach of our license. The letter is not clear as to whether the government also views the completion of our 2000 public offering as a breach of our license. We have responded to this letter and stated that we do not believe that we are in breach of our license. A meeting with officials of the Cayman Islands' government, to discuss this matter, was held on June 16, 2000 in accordance with the government's suggestion in the June 1st letter. Discussion of the matter is ongoing as of the date of this Annual Report. We have been advised by our Cayman Islands' legal counsel that the June 1st letter from the Cayman Islands government does not constitute a formal "notice of breach of the license" as contemplated in the license. Accordingly, other than pursuing discussions of this matter with the Cayman Islands' government, no other actions are presently being pursued by us to "cure" any such alleged breaches.

SEASONAL VARIATIONS IN OUR BUSINESS

         Our water sales in the Cayman Islands and Belize are seasonal. We normally sell more water during the first and second quarters when greater numbers of tourists are present. Our sales are also effected to some extent by the weather. We sell less water during the third and fourth quarters which normally experience higher rainfall amounts than other times of the year.

COMPETITION

         With respect to our operations in the Cayman Islands, we do not compete with other utilities within our licensed area. Although we have been granted an exclusive franchise for our present service area, our ability to expand our service area is limited at the discretion of the government. At the present time, we are the only non-municipal public water utility on Grand Cayman. The Cayman Islands government, through Water Authority-Cayman, supplies water to parts of Grand Cayman which are not within our licensed area.

         With respect to our operations in Belize, our water supply contract with the Government of Belize Water and Sewerage Authority ("WASA") is non-exclusive, and WASA may seek contracts with other water suppliers to meet their future needs in San Pedro, Ambergris Caye, Belize. There are many companies throughout the world who provide desalination equipment and turnkey water supply contracts. We are not able to say with any certainty who we would compete against for future contracts in Belize.

         To implement our growth strategy outside our existing operating areas, we will have to compete with companies such as Ionics Inc. and Vivendi. These companies, among others, currently operate in areas in which we would like to expand our operations, maintain world-wide operations and have greater financial, managerial and other resources than our company.

ENVIRONMENTAL MATTERS

         With respect to our Cayman Islands operations, we operate our water plants in accordance with guidelines of the Cayman Islands Department of Environment, although not required by local government regulations. Under these guidelines, our plants may not have emissions of hydrogen sulfide at levels greater than 20 milligrams per liter at the exit of the air scrubbers. Our potable water also meets the guidelines of the World Health Organization and the U.S. Safe Drinking Water Act. In addition, noise levels at our plants cannot exceed the standards established by the U.S. Occupational Safety and Health Act. To date, we have not received any complaints from any regulatory authorities concerning hydrogen sulfide emissions or noise levels at our plants.

         With respect to our Belize operations, we are required by our water supply contract to take all reasonable measures to prevent pollution of the environment. We operate our plant in a manner as to minimize the emission of hydrogen sulfide gas into the environment. We are not aware of any existing or pending environmental legislation which may effect our operations in Belize. To date we have not received any complaints from any regulatory authorities regarding hydrogen sulfide gas emission, nor any other matter at our plant.

EMPLOYEES

         We presently employ 38 persons in the Cayman Islands, five of whom are executive and management personnel and six are engaged in administrative and clerical positions. The remaining staff are engaged in plant maintenance and operations, pipe laying and repair, leak detection, new customer connections, meter reading and laboratory analysis of water quality. We presently employ five persons in Belize to manage and operate our plant. We presently employ one person in the Bahamas who is assisting with the construction of our water plant and distribution system on South Bimini. Our employees are not parties to a collective bargaining agreement. We consider our relationship with our employees to be good.

ITEM 2. PROPERTIES

         We own our Governor's Harbour facility in Grand Cayman, which consists of a 3.2 acre site, including 485 feet of waterfront, and an 8,745 square foot building which contains the water treatment facility. We own two storage reservoirs with a total capacity of 2.0 million U.S. gallons of water at our Governor's Harbour site. The property surrounding the facility has yet to be fully developed, although these areas are beginning to be developed for residential and tourist accommodations.

         The primary components of the Governor's Harbour plant are:

         o        five feedwater supply wells that average a depth of 140 feet.
                  The combined pumping capability is approximately 3,750 U.S. gallons per minute;

         o two positive displacement pumps with a pumping capacity of 410 U.S. gallons per minute each;

         o two "back up" centrifugal pumps with a pumping capacity of 300 U.S. gallons per minute each;

         o 77 vessels (measuring approximately 265" in length and 8" in diameter) each housing six spiral wound seawater membranes (measuring approximately 40" in length and 8" in diameter);

         o        a work exchanger energy recovery system;

         o an air scrubber to remove the hydrogen sulfide from the product water, which is capable of scrubbing approximately 800 U.S. gallons of water per minute; and

         o Paragon TNT v5.0 control software on Gateway Hardware with I/O System Opto 22 and Optomux interface controller.

         We own our West Bay facility in Grand Cayman, which consists of 6.1 acres in West Bay. In August 1994, we retained United States Filter Corporation to design and build this plant and then we paid off the obligations on the plant and terminated the operating contract in November 1998. The plant began operating on June 1, 1995 and was expanded in February 1998 and February 2000. On this site, we have a 2,600 square foot building which houses our water production facilities, a 2,400 square foot building which houses the potable water distribution pumps, a water quality testing laboratory, office space and water storage capacity consisting of three 1.0 million U.S. gallon potable water tanks. The current production capacity of the West Bay plant is 710,000 U.S. gallons per day.

         The primary components of this plant are:

         o        three feedwater supply wells that average a depth of 140 feet.
                  The combined pumping capability is approximately 2,250 U.S. gallons per minute;

         o two positive displacement pumps with a pumping capacity of 386 U.S. gallons per minute each;

         o 43 vessels (measuring approximately 280" in length and 8" in diameter) each housing seven spiral wound seawater membranes (measuring approximately 40" in length and 8" in diameter);

         o        one hydraulic turbo energy recovery system;

         o        one work exchanger energy recovery system;

         o an air scrubber to remove the hydrogen sulfide from the product water, which is capable of scrubbing 1,000 U.S. gallons of water per minute; and

         o an Allen Bradley SLC500 Programmable Logic Controller (PLC) linked to a Compaq PC computer running Windows NT 4.0 and Wintelligent View interfaced with the PLC to control the operation of the plant.

         We own our San Pedro water production facility in Ambergris Caye, Belize, Central America. The plant consists of a one story concrete block building, which contains a seawater RO water production plant with a rated capacity of 420,000 US gallons per day. We lease from the Government of Belize at a annual rent of BZ$1.00, the parcel of land on which our plant is located. The lease commenced on June 26, 1996 and the term is for ten years. We are currently finalizing an extension of the lease for an additional five years to coincide with the term of the water supply agreement.

         The primary components of this plant are:

         o two feed water supply wells drilled to an approximate depth of 100 feet;

         o two multi-stage vertical turbine high pressure pumps with an individual pumping capacity of 400 U.S. gallons per minute at 1620 feet TDH;

         o two Caterpillar 3406 diesel engines which are the primary drivers for the high pressure pumps;

         o two 200 HP electric motors which act as backup drives for the high pressure pumps;

         o 18 pressure vessels each housing six spiral wound seawater RO membranes;

         o        two hydraulic turbo energy recovery systems;

         o one air scrubber to remove the hydrogen sulfide from the product water;

         o one calcite bed and ancillary pumps to increase the alkalinity of the product water; and

         o an Allen Bradley PLC5 Programmable Logic Controller (PLC) linked to a Compaq PC computer running Windows NT 4.0 and Citect MMI software and interfaced with the PLC to control the operation of the plant.

         In addition to the properties where our water plants are located, we lease approximately 3,200 square feet of space for our executive offices at Trafalgar Place, West Bay Road, Grand Cayman Island. We have a three-year lease with an extension provision on this property.

         Our Governor's Harbour site consists of a waterfront portion. This waterfront portion is not essential to our operations. We initially bought this property to enhance the value of the entire Governor's Harbour site if we decided to sell the site or develop it for other purposes. We purchased this water frontage in 1992 from Hurricane Hideaway Ltd. At the same time, we purchased Hurricane Hideaway Ltd., which owns certain development rights and which is now a wholly owned subsidiary of our company. We value our holdings in Hurricane Hideaway Ltd. at CI$1.00 for balance sheet purposes. We believe that our properties are suitable for the conduct of our current operations for the foreseeable future.


ITEM 3. LEGAL PROCEEDINGS

         We are not currently a party to any material ongoing or pending legal proceeding.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders, through the solicitation of proxies or otherwise.

                                     PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

         Our ordinary shares of common stock ("ordinary shares") are listed on the Nasdaq National Market and trade under the symbol "CWCO". Our ordinary shares are not traded on any market other than the Nasdaq National Market. Listed below for each quarter of the last two fiscal years are the high and low bid prices for the ordinary shares on the Nasdaq National Market.

                                             HIGH            LOW
                                             ----            ---

         First Quarter 1999                $ 7.75          $ 6.50
         Second Quarter 1999                 7.75            6.75
         Third Quarter 1999                  7.44            6.25
         Fourth Quarter 1999                 7.25            5.94

         First Quarter 2000                  7.13            6.00
         Second Quarter 2000                 8.25            6.00
         Third Quarter 2000                  8.00            6.13
         Fourth Quarter 2000                 9.13            6.19

         The high and low bid prices in the table reflect interdealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

         There is no trading market for the redeemable preference shares, which are only issued to or purchased by long-term employees of our company and which must be held by these employees for a period of four years before they may be sold.

HOLDERS

         On March 19, 2001, we had 583 holders of record of the ordinary shares. Management believes that of the ordinary shares held of record, 16% are registered to residents of the Cayman Islands and 84% are registered to residents of other countries, primarily the United States. All of the redeemable preference shares are owned by residents of the Cayman Islands.

         Other than for the terms of our license described in "ITEM 1. BUSINESS," our company is not directly or indirectly owned or controlled by another corporation or by any government.

DIVIDENDS

         We have paid cash dividends on our ordinary shares since 1985. The board of directors' policy is to pay cash dividends out of accumulated profits on a quarterly basis if funds are available. As of February 29, 2000, our board of directors have established a policy, although not a binding obligation, that, subject to annual review by the board of directors, our company will maintain a dividend pay-out ratio in the range of 50% to 60% of net income. However, our payment of any future cash dividends will still depend upon our earnings, financial condition, capital demand and other factors. The board of directors declares and approves all interim dividends. The final dividend in each year, if any, is recommended by the board of directors and must be, and has always been, approved by our shareholders before distribution.

         Listed below for each quarter of the last two fiscal years is the amount of cash dividend, in U.S. dollars, declared on our issued and outstanding ordinary shares and redeemable preference shares.

         First Quarter 1999                 $ 0.04    Per Share
         Second Quarter 1999                  0.04    Per Share
         Third Quarter 1999                   0.04    Per Share
         Fourth Quarter 1999                  0.08    Per Share

         First Quarter 2000                   0.08    Per Share
         Second Quarter 2000                  0.08    Per Share
         Third Quarter 2000                   0.08    Per Share
         Fourth Quarter 2000                  0.10    Per Share

EXCHANGE CONTROLS AND OTHER LIMITATIONS AFFECTING SECURITY HOLDERS

         Our company is not subject to any governmental laws, decrees or regulations in the Cayman Islands which restrict the export or import of capital, or that affect the remittance of dividends, interest or other payments to non-resident holders of our securities. The Cayman Islands does not impose any limitations on the right of non-resident owners to hold or vote the ordinary shares other than stated below. There are no exchange control restrictions in the Cayman Islands.

        In accordance with the terms of our license, the Cayman Islands' government has the right to approve, in advance, any transfer of the ordinary shares which increases the holdings of any shareholder who already owns more than 5% of the issued share capital of the company or any transfer which would increase the ownership of any existing or new shareholder above 5%. In accordance with our Articles of Association, all share transfers are subject to the approval of the board of directors at their sole discretion. To date, the board of directors has never exercised the right to decline to register a transfer. This provision has been incorporated into the our Articles of Association in order to ensure that the board of directors is not put into a position where it is legally obligated to register a transfer which would cause our company to be in breach of the License. Although not intended as such, this provision may discourage or prevent a change in control of our company by merger or otherwise.

TAXATION

         The Cayman Islands presently impose no taxes on profit, income, capital gains, or appreciations of our company and no taxes are currently imposed in the Cayman Islands on profit, income, capital gains, or appreciations of the holders of our securities or in the nature of estate duty, inheritance, or capital transfer tax. There is no income tax treaty between the United States and the Cayman Islands.

         A major source of revenue to the Cayman Islands government is a 7.5% or 9% stamp tax, depending on location, on the transfer of ownership of land in the Cayman Islands. To prevent stamp tax avoidance by transfer of the ownership of the shares of a company which owns land in the Cayman Islands (as opposed to transfer of the land itself), The Land Holding Companies (Share Transfer Tax) Law was passed in 1976. The effect of this law is to charge a company which owns land or an interest in land in the Cayman Islands a 7.5% tax on the value of its land or interest in land attributable to each share transferred. The stamp tax calculation does not take into account the proportion which the value of a company's Cayman land or interest bears to its total assets and whether the intention of the transfer is to transfer ownership of a part of a company's entire business or a part of its Cayman land or interest. We asked the Cayman Islands government to exempt our shareholders from the landholding companies tax which our shareholders have to pay on disposals of their shares. We are engaged in discussions with the Cayman Islands government regarding this matter.



DESCRIPTION OF SECURITIES

ORDINARY SHARES

         We are authorized to issue 9,900,000 ordinary shares, par value CI$1.00 per share. At March 19, 2001, 3,862,943 ordinary shares were issued and outstanding. Holders of ordinary shares may cast one vote for each share held of record at all shareholder meetings. All voting is non-cumulative. Holders of more than 50% of the outstanding shares present and voting at an annual meeting at which a quorum is present are able to elect all of our directors. Holders of ordinary shares do not have preemptive rights or rights to convert their ordinary shares into any other securities. All of the outstanding ordinary shares are fully paid and non-assessable.

         Holders of ordinary shares are entitled to receive ratably dividends, if any, distributed out of our accumulated profits. Subject to the preferential rights of holders of the redeemable preferred shares, upon liquidation, all holders of ordinary shares are entitled to participate pro rata in our assets which are available for distribution.

REDEEMABLE PREFERRED SHARES

         We are authorized to issue 100,000 redeemable preferred shares, par value CI$1.00 per share. At March 19, 2001, 33,634 redeemable preferred shares were issued and outstanding.

         Holders of redeemable preferred shares may cast one vote for each share held of record at all shareholder meetings and are entitled to receive ratably dividends, if any, distributed out of our accumulated profits. All voting is on a non-cumulative basis. Upon a liquidation of our company, the redeemable preferred shares rank in preference to the ordinary shares with respect to the repayment of the par value of redeemable preferred shares plus any premium paid or credited on the purchase of the shares. Under our share incentive plan, we may redeem any redeemable preferred shares issued to an employee. The ordinary shares and the redeemable preferred shares rank equally in all other respects.


CLASS B ORDINARY SHARES

         In 1997, we adopted an option deed under which option holders may exercise rights to purchase our class B ordinary shares, par value CI$1.00 per share. As of the date of this Annual Report, there are no class B ordinary shares issued and outstanding.

         Holders of class B ordinary shares are entitled to the same dividends paid on ordinary shares and redeemable preferred shares, and we cannot pay a dividend on the ordinary shares without paying the same dividend on the class B ordinary shares, and vice versa. We cannot redeem the class B ordinary shares, and the holders of the class B ordinary shares are not entitled to any repayments of capital upon the dissolution of our company.

         If we enter into a transaction in which ordinary shares are exchanged for securities or other consideration of another company, then the class B ordinary shares will be also be exchanged pursuant to a formula. The class B ordinary shares and the ordinary shares rank equally in all other respects.


OUTSTANDING WARRANTS

         On April 9, 1996, we issued warrants to purchase up to 50,000 ordinary shares at $6.30 per share to the underwriter of our initial public offering. As of the date of this Annual Report, all of these warrants are issued and outstanding. These warrants must be exercised before April 3, 2001. We have granted the underwriter of our initial public offering one demand and unlimited piggyback registration rights with respect to these warrants and the ordinary shares underlying the warrants. It is our understanding that the underwriter is no longer trading as a going concern.

OPTION DEED

         In 1997, in response to an attempt by Argyle/Cay Water, Ltd. to acquire up to 50% of our company, our board of directors approved an option deed, which is similar to a "poison pill." The option deed may delay or prevent a change in control of our company.

         The option deed grants to each holder of an ordinary and redeemable preference share an option to purchase one one-hundredth of a class B ordinary share at an exercise price of $37.50, subject to adjustment. If a takeover attempt occurs, each shareholder would be able to exercise the option and receive ordinary shares with a value equal to twice the exercise price of the option. Under circumstances described in the option deed, instead of receiving ordinary shares, we may issue to each shareholder cash or other equity or debt securities of our company, or the equity securities of the acquiring company, as the case may be, with a value equal to twice the exercise price of the option.

         Takeover events that would trigger the options include a person or group becoming the owner of 20% or more of our outstanding ordinary shares or the commencement of, or announcement of an intention to make, a tender offer or exchange offer, which upon completion would result in the beneficial ownership by a person or group of 20% or more of the outstanding ordinary shares. Accordingly, exercise of the options may cause substantial dilution to a person who attempts to acquire our company.

         The options are attached to each ordinary share and redeemable preference share and presently have no monetary value. The options will not trade separately from our shares unless and until they become exercisable. The options, which expire on July 31, 2007, may be redeemed, at the option of our board of directors, at a price of CI$.01 per option at any time until ten business days following the date that a group or person acquires ownership of 20% or more of the outstanding ordinary shares. Any amendment to the option deed is subject to the terms and conditions of our agreement with Argyle/Cay-Water, Ltd. described in the section of this Annual Report entitled "ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT"

         The option deed may have certain anti-takeover effects, although it is not intended to prevent any acquisition or business combination that is at a fair price and otherwise in the best interests of our company and our shareholders as determined by our board of directors. However, a shareholder could potentially disagree with the board's determination of what constitutes a fair price or the best interests of our company and our shareholders.

         The full terms and conditions of the options are contained in an option deed between us and our option agent, American Stock Transfer & Trust Company. The above description of the options is a summary only and does not purport to be complete. You should read the entire option deed to understand the terms of the options.

TRANSFER AGENT

         The transfer agent for the ordinary shares is American Stock Transfer & Trust Company, New York, New York.

ITEM 6. SELECTED FINANCIAL DATA

       As a result of a management decision we have voluntarily adopted accounting principles generally accepted in the United States of America ("US-GAAP") effective January 1, 2000. Previously, annual financial statements were prepared in accordance with International Accounting Standards ("IAS"). As a result all prior periods' financial information presented in the selected financial data have been prepared in accordance with "US-GAAP".

         On July 21, 2000, we acquired all of the issued and outstanding capital stock of Seatec Belize Ltd., now renamed Belize Water Ltd., a company organized under the laws of Belize. This acquisition has been accounted for by the purchase method.

       The consolidated financial statements include the accounts of our wholly-owned subsidiary Belize Water Ltd. The operating results of Belize Water Ltd. have been included in the financial statements since the date of the acquisition (July 21, 2000). All inter-company balances and transactions have been eliminated.

       Set forth below is selected financial data based upon our consolidated financial statements. The table contains information (expressed in US dollars) derived from our audited consolidated financial statements for the five-year period ended December 31, 2000. This selected financial data should be read in conjunction with the more detailed financial statements and related notes thereto contained elsewhere in this Annual Report. The audited consolidated financial statements for the years ended December 31, 1997 and 1996 and accountant's reports thereon are not included in this Annual Report.

                                                                     YEAR ENDED DECEMBER 31,
                                        -------------------------------------------------------------------------------
                                            2000             1999             1998             1997             1996
                                        -----------      -----------      -----------      -----------      -----------
STATEMENT OF INCOME DATA:
  Water Sales                           $ 9,576,959      $ 7,936,118      $ 7,925,232      $ 7,214,557      $ 6,150,700
  Operating Income (1)                    2,404,820        1,687,293        1,451,933        1,210,288          961,632
  Net Income (1)                          2,404,820        1,569,717        1,451,933        1,112,402          961,632

BALANCE SHEET DATA:
  Total Assets                           21,845,672       16,431,321       15,594,021       14,814,817       14,350,387
  Long Term Debt Obligation               1,131,986        1,926,786        2,470,112        1,769,746        1,963,372
  Long Term Purchase Obligation                  --               --          320,141        1,265,275        1,692,011
  Redeemable Preferred Stock                 40,361           49,270           52,686           40,906           51,172

DIVIDENDS DECLARED PER SHARE                   0.34             0.20             0.19             0.13             0.11
BASIC EARNINGS PER SHARE                       0.68             0.51             0.47             0.37             0.35
BASED ON NUMBER OF SHARES                 3,532,501        3,044,293        3,055,845        2,986,216        2,760,693

DILUTED EARNINGS PER SHARE                     0.67             0.49             0.45             0.35             0.32
BASED ON WEIGHTED NUMBER OF SHARES        3,616,271        3,188,048        3,191,583        3,136,574        2,984,945


(1) Operating Income represents net income from operations before a cumulative change in accounting principle in 1999 of $117,576. (See ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--Change in Accounting Principle), and an exception item of $97,886 in 1997 representing the remaining book value of the vapor compression equipment previously used by our company that was written down to zero.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         Our objective is to provide water services in areas where the supply of potable water is scarce and where the use of reverse osmosis technology to produce potable water is economically feasible. We have been operating our business on Grand Cayman Island since 1973 and have been using reverse osmosis technology to convert seawater to potable water since 1989. There is no natural supply of fresh water on the Cayman Islands. On July 21, 2000 we acquired Seatec Belize Ltd., a company organized under the laws of Belize. Seatec Belize Ltd., now renamed Belize Water Ltd., owns and operates a reverse osmosis plant in Ambergris Caye, Belize and provides potable water to WASA. In December 2000, we signed a water supply agreement with a Bahamian Developer, to provide potable water to Bimini Sands Resort, a property in South Bimini Island, Bahamas. We are also in discussions with the Government of the Bahamas regarding the provision of potable water to other properties in Bimini, including residential, commercial and tourist properties.

         For the year ended December 31, 2000, our net income increased by 53% to $2,404,820, when compared with net income of $1,569,717 in 1999. There are no income taxes in the Cayman Islands. In October 1999, we doubled our per share dividend to ordinary shareholders from $0.16 to $0.32 per year and in December 2000, we increased it from $0.32 to $0.40 per year, payable on a quarterly basis. As of February 29, 2000, our board of directors has established a policy that our company will maintain a dividend pay-out ratio in the range of 50% to 60% of net income. This policy is subject to modification by our board of directors. We expect to continue increasing our dividend as our earnings grow.

         We currently have an exclusive license from the Cayman Islands government to provide potable water in Seven Mile Beach and West Bay, Grand Cayman Island. We obtain water from two reverse osmosis plants on Grand Cayman, which together are capable of producing 1.8 million U.S. gallons per day, or approximately 657 million U.S. gallons per year. We own our reverse osmosis plants and substantially all of the 64-miles of our underground distribution infrastructure. For the year ended December 31, 2000, we supplied 451 million U.S. gallons of water to hotels, residential customers, condominiums, other commercial customers and government facilities.

         We also have operations in Ambergris Caye, Belize which provides water from one reverse osmosis seawater conversion plant, capable of producing 420,000 U.S. gallons per day or approximately 153 million U.S. gallons per year, to WASA which distributes the water to residential, commercial and tourist properties in Ambergris Caye, Belize. For the year ended December 31, 2000, we supplied approximately 39.1 million U.S. gallons to WASA.

         We also entered into a water supply agreement with South Bimini International Ltd., a company incorporated in the Commonwealth of Bahamas. Under the agreement South Bimini International Ltd. is committed to pay for a minimum of 3,000 US Gallons of water per residential unit per month (36,000 US Gallons residential per unit per year) on a take or pay basis in relation to the Bimini Sands Resort property in South Bimini Island, Bahamas. The price of water supplied is adjusted for inflation annually based on Bahamas government indices. The implementation of the agreement is subject to approval by certain regulatory bodies, which is expected by May 2001. No water sales resulted from this agreement for the year ended December 31, 2000.

         Considerable development is taking place on Grand Cayman Island, and particularly in our licensed areas, to accommodate both the growing local population and increased tourism. Because our license requires us to supply water to developments in our licensed area, the planning department of the Cayman Islands government routinely advises us of proposed developments in our licensed area. This advance notice allows us to manage our production capacity to meet anticipated demand. We believe that we have or have contracted for a sufficient supply of water to meet the foreseeable future demand.

         We installed our first reverse osmosis plant in December 1989 at Governor's Harbour, located in the Seven Mile Beach area, through a water purchase agreement with Ocean Conversion (Cayman) Ltd. Under the agreement, Ocean Conversion operates the plant, and we must purchase a minimum volume of water from Ocean Conversion. In addition, Ocean Conversion has to provide to us additional volumes of water upon demand up to a fixed level, and any excess on a best efforts basis. The agreement requires a plant capacity of 1.1 million U.S. gallons per day, which is the maximum capacity of the plant. We make installment payments to Ocean Conversion against the cost of the plant as part of the purchase price of the water provided to us by them. As of December 31, 2000, all installment payments against the cost of the plant have been completed and no amounts remain owing. The agreement was amended in December 2000 to increase the production capacity of the plant to 1.2 million US gallons per day. The agreement expires on December 31, 2004, at which time we will have fulfilled our obligations under the agreement and we will be the sole owner and sole operator of the plant. Upon expiration of our agreement with Ocean Conversion, we expect that our operating costs at Governor's Harbour will decrease significantly.

         In 1995, we installed our second reverse osmosis seawater conversion plant, this one at our West Bay site. We own and are responsible for operation and maintenance of the West Bay plant. This plant is capable of producing 710,000 U.S. gallons per day of potable water.

OUR OPERATIONS UNDER THE LICENSE IN THE CAYMAN ISLANDS

         The Cayman Islands government issued us an exclusive operational license under The Water (Production and Supply) Law of 1979. The license gives us the exclusive right to process potable water from seawater and then sell and distribute that water by pipeline to Seven Mile Beach and West Bay, Grand Cayman Island. The original twenty-year license was renegotiated in 1990 and extended to expand our service area to include West Bay. The license terminates, unless further renewed, on July 11, 2010.

         Two years prior to the expiration of the license, we have the right to negotiate with the government to extend the license for an additional term. Unless we are in default under the license, the government may not grant a license to any other party without first offering the license to us on terms that are no less favorable than those which the government offers to a third party.

         We must provide, within our licensed area, any requested piped water service which, in the opinion of the executive council of the Cayman Islands government, is commercially feasible. Where supply is not considered commercially feasible, we may require the potential customer to contribute toward the capital costs of pipe laying. We then repay these contributions to the customer, without interest, by way of a discount of 10% on future billings for water sales until this indebtedness has been repaid. We have been installing additional pipeline when we consider it to be commercially feasible, and the Cayman Islands government has never objected to our determination regarding commercial feasibility.

         Under the license, we pay a royalty to the government of 7.5% of our gross potable water sales revenue. The base selling price of water under the license presently varies between $19.00 and $22.79 per 1,000 U.S. gallons, depending upon the type and location of the customer and the monthly volume of water purchased. The license provides for an automatic adjustment for inflation on an annual basis, subject to temporary limited exceptions, and an automatic adjustment for the cost of electricity on a monthly basis. The government reviews and approves the calculations of the price adjustments for inflation and electricity costs.

         If we want to increase our prices for any reason other than inflation, we have to request prior approval of the executive council of the Cayman Islands government. If the parties fail to agree, the matter is referred to arbitration. The last price increase that we requested, other than automatic inflation adjustments since 1990, was granted in full in June 1985.

RESIDENTIAL AND COMMERCIAL OPERATIONS IN THE CAYMAN ISLANDS

         We enter into standard contracts with hotels, condominiums and other properties located in our licensed area to provide potable water to such properties. We currently have agreements on differing terms and rates to supply potable water to the 309-room Marriott Hotel and the 343- room Westin Hotel, and to supply non-potable water to the SafeHaven Golf Course. We bill on a monthly basis based on meter readings. Receivables are typically collected within 30 or 35 days after the billing date and receivables not collected within 45 days subject the customer to disconnection from our water service. In 2000, we collected 99.9% of our receivables. Customers who have had their service disconnected must pay re-connection charges.

         In the Seven Mile Beach area, our primary customers are the hotels and condominium complexes which serve the tourists. In the West Bay area, our primary customers are residential homes. Occasionally, we also supply to, or buy from, on an as-needed basis, the Water Authority-Cayman, which serves the business district of George Town and other parts of Grand Cayman Island.

WASTEWATER SERVICES IN THE CAYMAN ISLANDS

         We began providing sewerage services on Grand Cayman in 1973. The Cayman Islands government, through Water Authority-Cayman, constructed a public sewerage system in part of the Seven Mile Beach area where Governor's Harbour is located. On September 1, 1988, Water Authority-Cayman began processing sewage delivered by the pipelines and lift stations in that area. We stopped our processing of sewage on that date. Water Authority-Cayman currently directly bills our former sewerage customers for its services. We have advised the Cayman Islands government that we do not intend to operate or maintain the system after March 31, 2001, after having extended a previous deadline of November 30, 2000 upon the request of the Cayman Islands government.

DEMAND FOR WATER IN THE CAYMAN ISLANDS

         In the past, demand on our pipeline distribution has varied throughout the year. However, an increase in year-round tourism in recent years has created more uniform demand for water throughout the year. Demand depends upon the number of tourists visiting the Cayman Islands and the amount of rainfall during any particular time of the year. Traditionally the highest demand arises in the first two quarters of the calendar year which corresponds with the high tourist season and the lowest demand arises in the third quarter of the year which corresponds with the period with the most rainfall and the least amount of tourist arrivals. In general, 75% of tourists come from the United States. Our operating results in any particular quarter are not indicative of the results to be expected for the full fiscal year. The table below lists the total volume of water we supplied on a quarterly basis for the years ended December 31, 2000, 1999, 1998, 1997 and 1996 to all our customers:

                                     2000         1999         1998         1997         1996
                                    -------      -------      -------      -------      -------
                                                   (in thousands of U.S. gallons)
First Quarter                       125,869      107,031      109,255      100,853       85,998
Second Quarter                      117,766      113,007      108,334       98,473       86,559
Third Quarter                       100,324       90,888       90,950       87,483       81,241
Fourth Quarter                      107,404       90,421       92,011       89,941       74,666
                                    -------      -------      -------      -------      -------
Total                               451,363      401,347      400,550      376,750      328,464
                                    =======      =======      =======      =======      =======


OUR OPERATIONS UNDER THE CONTRACT IN BELIZE

         We have entered into a contract with WASA to supply a minimum of 135,000 US gallons of water per day to WASA expiring in 2011. At the expiry of the contract, WASA may at its option extend the term of the agreement or purchase the plant outright.

         The base price of water supplied, and adjustments thereto, are determined by the terms of the contract, which provides for adjustments based upon the movement in the government price indices specified in the contract, as well as, monthly adjustments for changes in the cost of fuel.

DEMAND FOR WATER IN BELIZE

         We have not operated our plant in Belize for a full year. However we believe that water sales in Belize will be cyclical, and on a similar cycle to sales in the Cayman Islands, since both operations cater to similar tourist markets. We believe that water sales will be higher in the future since sales were limited before March 2000 because the production capacity of the water plant was lower than demand. We have already generated sales in January and February 2001 which are 79% higher than sales during the same period in 2000. While early 2001 sales indicate an increasing trend, it may not be indicative of similarly high percentage increases in the future because of production limitations in the first quarter of 2000.

The total volume of water we supplied (in thousands of U.S. gallons) to the Water and Sewage Authority of Belize in each of the third and fourth quarters of the year ended December 31, 2000 was 19,433 and 19,624, respectively.

WATER SALES AND OTHER INCOME ("TOTAL INCOME")

         Our total income includes water sales income, other income and interest income from all of our business segments. Water sales income is comprised of water sales to our individual Cayman Islands customers and to the Water and Sewerage Authority of Belize. Other income consists of monthly meter rental charges, sales of water to trucks which deliver to customers not connected to our pipeline in the Cayman Islands, connection charges for new customers and re-connection charges for delinquent accounts. In April 1999, we settled a dispute with the owner of the Hyatt Hotel and the developer of the Britannia development, who supplied water to the Hyatt Hotel, a hotel located within our Seven Mile

Beach license area. Accordingly, other income also consists of settlement fee payments for the supply of water to the Britannia development by the Hyatt Hotel, which has its own water production facility. Interest income relates to interest derived from excess cash balances placed on term deposit.

EXPENSES

         Expenses include cost of water sales ("direct production expenses") and our indirect, or general and administrative expenses. Direct production expenses include royalty payments to the Cayman Islands government, electricity and chemical expenses, payments to Ocean Conversion relating to operation of the Governor's Harbour plant, production equipment and facility depreciation costs, equipment maintenance and expenses and operational staff costs. Indirect, or general and administrative expenses, consist primarily of salaries and employee benefits for personnel, administrative office lease payments, legal and professional expenses and financing costs. There are no income taxes in the Cayman Islands and we are currently exempt from taxes in Belize.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999.

WATER SALES AND OTHER INCOME ("TOTAL INCOME")

         Total income increased by 22% from $8,249,988 to $10,025,686 for the years ended December 31, 1999 and 2000, respectively. Part of this increase is due to the income generated in a five month period ended December 31, 2000 by our newly acquired Belize operation. This income amounts to $464,928 which makes up 26% of the increase. The additional 74% of the increase is due to a full twelve months of revenue from the Hyatt Settlement versus six months in 1999, inflationary increase in base rates, as well as, generic growth in our customer base, due to increased housing and new hotel properties which came on line in our Cayman Islands franchise area.

EXPENSES

         Direct expenses increased by 14% from $4,770,179 to $5,423,297 for the years ended December 31, 1999 and 2000, respectively. Part of this increase is due to our newly acquired Belize operation. Our direct expenses from Belize, for the five month period ended December 31, 2000, amount to $250,352 which makes up 40% of the increase. The additional 60% of the increase is due to costs of producing additional water to provide for the increased sales. As a percentage of total income, direct expenses decreased from 58% of total income to 54% of total income for the years ended December 31, 1999 and 2000, respectively.

         Indirect expenses increased by 23% from $1,792,516 to $2,197,569 for the years ended December 31, 1999 and 2000, respectively. Part of this increase is due to our indirect expenses from Belize. For the five month period ended December 31, 2000, indirect expenses from Belize amounted to $33,422, which contributed to 8% of the increase. The additional 92% of the increase is due to increase employment costs, increased professional fees due to the change in accounting policy and the voluntary increase of SEC disclosure, increased financial and investor public relations and increased expenditures looking for new business. As a percentage of total income, indirect expenses remained unchanged at 22% of total income for the years ended December 31, 1999 and 2000, respectively.

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER  31, 1998.

WATER SALES AND OTHER INCOME ("TOTAL INCOME")

         Total income increased by 1% from $8,187,714 to $8,249,988 for the years ended December 31, 1998 and 1999, respectively. Total income increased despite the closure of two hotels in May and August 1998 consisting of a total of 350 rooms in the Seven Mile Beach area. The decline in available hotel rooms, in addition to year 2000 concerns over the Christmas 1999 period, contributed to a corresponding decrease in tourist arrivals during the year. In addition, our automatic inflation adjustment led to a slight decrease in prices for most of our customers in the West Bay and Seven Mile Beach areas. The decline in water sales in the Seven Mile Beach area, however, was more than offset by an increase in sales volume to new West Bay customers and new six months of revenues from the Hyatt settlement.

EXPENSES

         Direct expenses decreased by 8% from $5,166,401 to $4,770,179 for the years ended December 31, 1998 and 1999, respectively. Direct expenses decreased primarily due to the termination of the United States Filter contract, which immediately decreased costs at the West Bay plant. As a percentage of total income, direct expenses decreased from 63% of total income to 58% for the years ended December 31, 1998 and 1999, respectively.

         Indirect expenses increased by 14% from $1,569,380 to $1,792,516 for the years ended December 31, 1998 and 1999, respectively, primarily due to substantial legal costs incurred in the first quarter of 1999. These legal costs principally relate to the final settlement of the Britannia development lawsuit in April 1999. All legal costs were expensed as incurred. Other indirect costs, such as executive and administrative staff costs, rent and utilities, increased in line with inflation. As a percentage of total income, indirect expenses increased from 19% of total income to 22% of total income for the years ended December 31, 1998 and 1999, respectively.

CHANGE IN ACCOUNTING PRINCIPLE

         Statement of Position 98-5 "Reporting on the Costs of Start-Up Activities" requires start up costs to be expensed as incurred rather than deferred. As a result, the cumulative effect of this change was $117,576, and this item was recorded as a change in accounting principle in the 1999 Consolidated Statements of Income.

LIQUIDITY AND CAPITAL RESOURCES

OVERVIEW

         We generate cash from our plant operations at West Bay, Seven Mile Beach and Ambergris Caye, Belize and from the sale of our shares and through our loans and facilities obtained from two banks. Cash flow from operating activities was provided by our plant operations, and is impacted by operating and maintenance expenses, the timeliness and adequacy of rate increases, excluding automatic adjustments to our rates for inflation and electricity costs, and various factors affecting tourism in the Cayman Islands and Belize, such as weather conditions and the economy. We use cash to fund our operations in the Cayman Islands and Belize, to make payments under our operating agreement with Ocean Conversion for our Governor's Harbour plant, to expand our infrastructure, to pay dividends, to repay principal on our loans and to repurchase our shares when appropriate.

OPERATING ACTIVITIES

         Net cash from operating activities in 2000 was $3,922,712, compared to $2,528,921 in 1999. This increase was primarily due to an increase in cash generated from operations. We expect cash from operating activities to continue to increase in 2001 as we continue to generate customer revenues from our Belize operations acquired in July 2000.

WORKING CAPITAL

         At December 31, 2000, we had a working capital deficiency of $579,942, primarily due to the fourth quarter interim dividends payable which is recorded as a liability within accounts payable and other liabilities for unexercised stock option compensation costs. Management believes that sufficient resources, from funds generated by operations and existing unutilized credit lines, are available to maintain liquidity.

INVESTING ACTIVITIES

         Cash used in investing activities in 2000 was $6,268,738, compared to $1,541,448 in 1999. On July 21, 2000, we acquired all the issued and outstanding capital stock of Seatec Belize Ltd., now renamed Belize Water Ltd.. Also in 2000 we purchased water production and distribution equipment to expand our infrastructure in the Cayman Islands. In 1999, investing activities consisted primarily of purchase of property, plant and equipment.

FINANCING ACTIVITIES

         Cash provided by financing activities in 2000 was $2,547,717, compared to cash used in 1999 of $1,404,359. In May and June 2000, we completed a second public offering totaling 773,000 ordinary shares at a per share price of $7.50. After deducting underwriting commissions and other offering expenses, our net proceeds from the offering was $5,384,102 We used the proceeds from this offering to retire approximately $2.1 million of existing debt, for implementation of our growth strategy and for capital expenditures and general corporate purposes.

         On December 3, 1998, our shareholders approved a share repurchase program. As of December 31, 1999, we had repurchased 110,752 ordinary shares at an average cost of $7.44 per share, and on January 6, 2000 we repurchased 79,100 shares at $6.25 per share from a shareholder whose assets were being liquidated. No other shares were repurchased during the year ended December 31, 2000. As of October 26, 1999, we suspended the open-market repurchase of our shares.

         Our Governor's Harbour plant was financed, through a capital lease, by an increase in our long-term water purchase obligation. In 1991, we financed the expansion of the water distribution system in the West Bay area with a $2,500,000 loan issued by the European Investment Bank and our existing credit facility with the Royal Bank of Canada. The interest rate on the European Investment Bank loan is the bank's prevailing lending rate at the time of draw-down less a subsidy of 4%. As of December 31, 2000, $1,351,566 is outstanding under the European Investment Bank loan. Our total lending facility from the Royal Bank of Canada comprises a revolving line of credit with a limit of $1,000,000 and term loans with a limit of $4,000,000. In 1999, a term loan of $1,000,000 was drawn down. We made an accelerated payment of $200,000 against this loan in 1999 using excess operating cash flow and repaid the outstanding amount of approximately $570,000 during the year ended December 31, 2000 from the proceeds of our second public share issue. The Royal Bank of Canada lending facility and the European Investment Bank loan are secured by all of our land and other assets.

         During the year ended December 31, 2000, we declared three quarterly interim dividends of $0.08 per share per quarter and an interim dividend of $0.10 per share for the fourth quarter, compared to $0.04 per share interim dividends declared in the first three quarters of 1999 and an interim dividend of $0.08 per share for the forth quarter of 1999.

MATERIAL COMMITMENTS FOR CAPITAL EXPENDITURES

         As at December 31, 2000, we had approximately $625,000 committed for capital expenditures for the Bimini Sands Resort development. These expenditures are for the construction of the plant site, as well as, installation of pipeline for distribution. We intend to finance this project using existing credit facilities.

IMPACT OF INFLATION

         Under the terms of our Cayman Islands license and Belize water sales agreement, there is an automatic price adjustment for inflation on an annual basis, subject to temporary exceptions. We therefore believe that the impact of inflation on our net income will not be material.

EXCHANGE RATES

         The official exchange rate for conversion of United States Dollars into Cayman Islands Dollars has been fixed since 1974 at U.S. $1.20 per CI$1.00.

         The official exchange rate for conversion of United States Dollars into Belizian Dollars has been fixed since 1976 at U.S.$0.50 per BZE$1.00.

IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

         We are subject to the following recent accounting pronouncements:

         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). Among other things, SAB 101 discusses the SEC staff's view on accounting for connection fees received from customers. We have determined that SAB 101 does not impact our revenue recognition policy and that no adjustments arise from compliance with this pronouncement.

         Financial Accounting Standards board ("FASB") Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB Opinion 25" was effective July 1, 2000. This Interpretation clarifies the application of APB Opinion 25 for certain issues. We have determined that the interpretation does not impact our treatment of stock compensation and that no adjustments arise from compliance with this pronouncement.

FORWARD-LOOKING STATEMENTS

         We discuss in this Annual Report and in documents which we have incorporated into this Annual Report by reference matters which are not historical facts, but which are "forward-looking statements." We intend these forward looking statements to qualify for safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, but are not limited to, our future plans, objectives, expectations and events, assumptions and estimates about our company and our industry in general.

         The forward-looking statements in this Annual Report reflect what we currently anticipate will happen. What actually happens could differ materially from what we currently anticipate will happen. We are not promising to make any public announcement when we think forward looking statements in this Annual Report are no longer accurate whether as a result of new information, what actually happens in the future or for any other reason.

         Important matters that may affect what will actually happen include, but are not limited to, tourism in the Cayman Islands, Belize and Bahamas, scheduled new construction within our operating areas, the U.S., Cayman Islands, Belize and Bahamas economies, regulatory matters, weather conditions in the Cayman Islands, Belize and Bahamas, availability of capital for expansion of our operations, and other factors described in the "RISK FACTORS" section below as well as elsewhere in this Annual Report.

RISK FACTORS

         We have described for you below some risks which may materially and adversely affect our business, financial condition or results of operations.

         WE RELY ON AN EXCLUSIVE LICENSE IN THE CAYMAN ISLANDS WHICH MAY NOT BE RENEWED IN THE FUTURE AND UNDER WHICH WE MUST OBTAIN PRIOR APPROVAL FOR AN INCREASE IN OUR RATES FOR ANY REASON OTHER THAN INFLATION. We presently operate as a public water utility under an exclusive license originally issued to us in December 1979 by the government of the Cayman Islands. We own our production infrastructure and substantially all of our distribution infrastructure.

          Our license expires on July 11, 2010. If we are not in default of any terms of the license, we have a right of first refusal to renew the license on terms that are no less favorable than those which the government offers to a third party. Nevertheless, we cannot assure you that the government will renew our license or that we will be able to negotiate a new license on satisfactory terms.

          Under our license, we must obtain prior approval from the Cayman Islands government to increase our rates for any reason other than inflation. Our ability to raise our rates is limited by this requirement, including potential delays and costs involved in obtaining government approval for a rate increase.

         OUR BUSINESS IS AFFECTED BY TOURISM, WEATHER CONDITIONS, THE CAYMAN ISLANDS ECONOMY, THE BELIZE ECONOMY AND THE U.S. economy. Tourist arrivals and weather conditions within our operating areas impact the demand for our water. Normally, the highest demand is in the first two quarters of each calendar year, which corresponds with the high tourist season. Lowest demand for water arises in the third quarter of each calendar year, which corresponds with the period with the most rainfall and the least tourist arrivals. Approximately 75% of tourists to the Cayman Islands come from the U.S. In addition, development activity in the Cayman Islands often decreases during downturns in the U.S. economy, which is tracked by the Cayman Islands economy. Accordingly, a significant downturn in tourist arrivals to the Cayman Islands or in the U.S. economy for any reason would be detrimental to our revenues and operating results. As a result of the seasonal nature of our operations, the revenues and profitability we achieve in any one quarter is not indicative of our expected profitability for a full fiscal year.

         WE MAY HAVE DIFFICULTY ACCOMPLISHING OUR GROWTH STRATEGY WITHIN AND OUTSIDE OF OUR CURRENT OPERATING AREAS. Even though we have an exclusive license for our present service area, our ability to expand our service area in the Cayman Islands is limited at the discretion of the Cayman Islands government.

         Further, part of our long-term growth strategy is to expand our water supply and distribution operations to locations outside the Cayman Islands, such as Belize and the Bahamas. Our expansion into new locations depends on our ability to identify suitable new service territories and to obtain necessary permits and licenses to operate in these territories.

         Although we believe that we have sufficient capital to satisfy our capital requirements for expansion in the Cayman Islands, Belize and Bahamas for the next twelve months, we will need additional financing to further expand our operations elsewhere. We cannot make any assurances to you that we will be able to obtain the additional financing which we may need to expand our operations on satisfactory terms, if at all.

         Our expansion to territories outside our current operations includes significant risks, including, but not limited to, the following:

         o regulatory risks, including government relations difficulties, local regulations and currency controls;

         o risks related to operating in foreign countries, including political instability, reliance on local economies, environmental or geographical problems, shortages of materials and skilled labor; and

         o risks related to development of new operations, including assessing the demand for water, engineering difficulties and inability to begin operations as scheduled.

         If our expansion plans are successful, we may have difficulties in managing our growth outside our current operations. Expanding our operations to areas outside the Cayman Islands, Belize and Bahamas will require us to hire and train new personnel, expand our management information systems and control our operating expenses. We cannot currently estimate the costs required or assure you that any new operations outside our current operations will attain or maintain profitability or that the results from these new operations will not negatively impact our overall profitability.

         OUR OPERATIONS IN THE CARIBBEAN COULD BE HARMED BY HURRICANES. The Cayman Islands, Belize and Bahamas, like the rest of the Caribbean, are susceptible to damage from hurricanes. A significant hurricane could cause major damage to our equipment and properties and the properties of our customers, including the large tourist properties. This would result in decreased revenues from water sales until the damaged equipment and properties are repaired and the tourism industry returned to the status quo before the hurricane.

         WE ARE NOT FULLY INSURED AGAINST HURRICANE DAMAGE. The Cayman Islands have been directly hit by one hurricane since we began operations in 1973 and Belize has been directly hit by one hurricane since we began operations on July 21, 2000, and the damage to our properties and equipment was minimal. We are not fully insured on our underground water distribution system on the Cayman Islands, or the Governor's Harbour reservoirs which are constructed from earthen berms, although we are fully insured on all of our other above-ground property and equipment including our reverse osmosis equipment, machinery, other equipment, buildings and the West Bay reservoir tanks at their estimated replacement value. We will evaluate our needs and obtain the insurance coverage that we believe is necessary for any new operations outside our current operating areas. A severe hurricane which resulted in major damage to our properties and equipment could have a material adverse affect on our operating results. Even though we are not fully insured, we have mitigated the risks by implementing disaster recovery plans and obtaining insurance for loss of revenue.

         WE COULD BE NEGATIVELY AFFECTED BY POTENTIAL GOVERNMENT ACTIONS AND REGULATIONS. There is always a possibility that the government may issue legislation or adopt new regulations:

         o        restricting foreign ownership of our company;

         o providing for the expropriation of our assets by the government;

         o providing for nationalization of public utilities by the government;

         o        providing for different water quality standards;

         o resulting in unilateral changes to or renegotiation of our exclusive license or water supply contracts; or

         o causing currency exchange fluctuations or devaluations or changes in tax laws.

         SERVICE OF PROCESS AND ENFORCEMENT OF LEGAL PROCEEDINGS AGAINST US IN THE UNITED STATES MAY BE DIFFICULT TO OBTAIN. Service of process on our company and our directors and officers, nine out of twelve of whom reside outside the United States, may be difficult to obtain within the United States. Also, since substantially all of our assets are located in the Cayman Islands, any judgment obtained in the United States against us may not be collectible within the United States.

         Civil liabilities under the Securities Act of 1933 or the Securities Exchange Act of 1934 for original actions instituted outside the Cayman Islands may or may not be enforceable. There is no reciprocal enforcement of foreign judgments between the United States and the Cayman Islands, so foreign judgments originating from the United States are not directly enforceable in the Cayman Islands.

         A prevailing party in a United States proceeding against us or our officers or directors would have to initiate a new proceeding in the Cayman Islands using the United States judgment as evidence of the party's claim. Any action would have to overcome available defenses in the Cayman Islands courts, including, but not limited to:

         o lack of competent jurisdiction in the United States courts (including competent jurisdiction according to the rules of private international law currently in effect in the Cayman Islands);

         o lack of due service of process in the United States proceeding;

         o that United States judgments or their enforcement are contrary to the law, public policy, natural justice, security or sovereignty of the Cayman Islands;

         o that United States judgments were obtained by fraud or conflict with any other valid judgment in the same matter between the same parties; and

         o that proceedings between the same parties in the same matter were pending in a Cayman Islands court at the time the lawsuit was instituted in the United States court.

         A United States judgment awarding remedies unobtainable in any action in the courts of the Cayman Islands (for example, treble damages, which would probably be regarded as penalties), probably would not be enforceable under any circumstances.

         WE RELY HEAVILY ON THE EFFORTS OF SEVERAL KEY EMPLOYEES. Our success depends upon the abilities of our executive officers. In particular, the loss of the services of Jeffrey Parker, our Chairman and Chief Executive Officer, at any time could be detrimental to our operations and our continued success. Although Mr. Parker has entered into an employment agreement extending until December 29, 2001, which extend automatically every year for an additional one-year term, we cannot guarantee that Mr. Parker will continue to work for us during the term of his agreement. Also, none of our employees has entered into a non-compete agreement with us.

         PROVISIONS IN OUR ARTICLES OF ASSOCIATION, REQUIREMENTS OF GOVERNMENT APPROVAL AND AN OPTION DEED ADOPTED BY OUR BOARD OF DIRECTORS MAY DISCOURAGE A CHANGE IN CONTROL OF OUR COMPANY AND MAY MAKE IT MORE DIFFICULT FOR YOU TO SELL YOUR ORDINARY SHARES. An issuance or transfer of a number of shares which (a) exceeds 5% of the issued shares of our company, or (b) would, upon registration, result in any shareholder owning more than 5% of the issued shares, requires the prior approval of the Cayman Islands government.

         It may be difficult for a shareholder to acquire more than 5% of our shares and be able to influence significantly our board of directors or obtain a controlling equity interest in our company and change our management and policies.

         Our articles of association include provisions which may discourage or prevent a change in control of our company. For instance, our board of directors consists of three groups. Each group serves a staggered term of three years before the directors in the group are up for re-election. Also, the board of directors may refuse to register any transfer of shares on our books. This provision of the articles of association ensures that the board of directors is not legally obligated to register a share transfer which would cause us to be in breach of the government license in the Cayman Islands as discussed above. Our board of directors has never refused to approve the registration of the transfer of shares.

         We have also adopted an option deed, which is similar to a poison pill. The option deed will discourage a change in control of our company by causing substantial dilution to a person or group who attempts to acquire our company on terms not approved by the board of directors.

         As a result of these provisions which discourage or prevent an unfriendly or unapproved change in control of our company, you may not have an opportunity to sell your ordinary shares at a higher market price, which, at least temporarily, typically accompanies attempts to acquire control of a company through a tender offer, open market purchases or otherwise.

         WE ARE IN TECHNICAL BREACH OF THE TERMS OF OUR LICENSE. As stated above, our Cayman Islands license requires that government approves in advance any issuance or transfer of ordinary shares which represents more than 5% of the issued shares, or which would increase the ownership of any shareholder above 5% of the issued shares of our company.

       More than 5% of our issued and outstanding ordinary shares are and in the future may be registered in the name of Cede and Co. Cede and Co. is the nominee for the Depository Trust Company, otherwise know as DTC, which is a clearing agency for shares held by participating banks and brokers. . We do not believe that these shareholdings by Cede and Co. constitute a breach of the intent of the license. We believe that the purpose of this clause of the license is to allow the Government to approve significant shareholders of the company. Cede and Co. and Depository Trust Company, however, act solely as the nominee for banks and brokers, and have no beneficial ownership in the ordinary shares of common stock. Nevertheless, our Cayman Islands' legal counsel has advised us that these shareholdings by Cede & Co., which were not approved by the government, are probably a technical breach of its license.

         On June 1, 2000, we received a letter from an official of the Cayman Islands' government stating that a public offering which we completed in 1996 without government approval was a breach of our license. We have responded to this letter and stated that we do not believe that we are in breach of our license. A meeting with officials of the Cayman Islands' government, to discuss this matter, was held on June 16, 2000 in accordance with the Government's suggestion in the June 1st letter. Discussion of the matter is ongoing as of the date of this Annual Report. We have been advised by our Cayman Islands' legal counsel that this letter does not constitute a formal "notice of breach" as contemplated in the license. However, if a court determined that the Government's approval of these offerings was required under the license, we would be in breach of the license. Our legal counsel has advised us that in order to make this determination, a court would have to disagree with our interpretation of the license and dismiss several defenses that would be available to us. These defenses include acquiescence and waiver on the part of the Government with respect to these offerings.

         THERE MAY BE A RISK OF VARIATION IN CURRENCY EXCHANGE RATES. Although we report our results in United States dollars, the majority of our revenue is earned in both Cayman Islands dollars and Belizian dollars. The Cayman Islands dollar is presently fixed at U.S.$1.20 per CI$1.00 and the Belizian dollar is presently fixed at U.S.$0.50 per BZE$1.00. These rates of exchange have been fixed since 1974 and 1976 respectively. As a result, we do not hedge against any exchange rate risk associated with our reporting in United States dollars. However, if either of the fixed exchange rates becomes a floating exchange rate, our results of operations could be affected.

         SHARES ELIGIBLE FOR FUTURE SALE UNDER RULE 144 OF THE SECURITIES ACT MAY ADVERSELY AFFECT THE MARKET PRICE OF THE ORDINARY SHARES. As of March 19, 2001, there were 3,862,943 ordinary shares issued and outstanding. With the exception of ordinary shares held by officers, directors, ten percent shareholders and other affiliates of our company, all or substantially all of the shares may be immediately sold without registration under the Securities Act of 1933. These shares may be sold under Rule 144(k) or under the exemption provided by Section 4(1) of the Securities Act for transactions by any person other than an issuer, underwriter or dealer. In addition, the estimated 808,809 ordinary shares held by our affiliates (as this term is defined in the Securities Act of 1933) are eligible for resale in compliance with Rule 144 of the Securities Act.

         Generally, Rule 144 permits the sale, within any three-month period, of shares in an amount which does not exceed the greater of one percent of the then-outstanding ordinary shares or the average weekly trading volume during the four calendar weeks before a sale. We can not predict the effect sales made under Rule 144, or otherwise, may have on the then-prevailing market price of the ordinary shares. Any substantial sale of the ordinary shares under Rule 144, or otherwise, may have an adverse effect on the market price of the ordinary shares.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         Our primary market risk exposure is in the area of currency exchange rate fluctuations. Although we report our results in United States dollars, the majority of our revenue is earned in both Cayman Islands dollars and Belizian dollars. The Cayman Islands dollar is presently fixed at U.S.$1.20 per CI$1.00 and the Belizian dollar is presently fixed at U.S.$0.50 per BZE$1.00. These rates of exchange have been fixed since 1974 and 1976, respectively. As a result, we do not hedge against any exchange rate risk associated with our reporting in United States dollars. However, if either of the fixed exchange rates becomes a floating exchange rate, our results of operations could be affected.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                  CONSOLIDATED WATER CO. LTD.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS                                                       PAGE

Report of Independent Accountants ..........................................................      32

Consolidated Balance Sheets as of December 31, 2000 and 1999 ...............................      33

Consolidated Statements of Income for each of the years ended December 31, 2000, 1999 and
   1998 ....................................................................................      34

Consolidated Statements of Stockholders' Equity for each of the years ended December 31,
   2000, 1999 and 1998 .....................................................................      35

Consolidated Statements of Cash Flows for each of the years ended December 31, 2000, 1999
   and 1998 ................................................................................      36

Notes to Consolidated Financial Statements .................................................      38

                        REPORT OF INDEPENDENT ACCOUNTANTS



TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF
CONSOLIDATED WATER CO. LTD.:


In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, stockholders' equity and cash flows present fairly, in all material respects, the financial position of Consolidated Water Co. Ltd. and its subsidiaries (the "Group") at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Group's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.



/s/ PricewaterhouseCoopers

PricewaterhouseCoopers
Grand Cayman, Cayman Islands
March 15, 2001

                           CONSOLIDATED WATER CO. LTD.

                           CONSOLIDATED BALANCE SHEETS

                      (Expressed in United States dollars)

                                                                          DECEMBER 31,
                                                               ------------------------------
                                                                   2000              1999
                                                               ------------      ------------
ASSETS
CURRENT ASSETS
   Cash and cash equivalents (Note 7)                               250,837            22,146
   Accounts receivable (Note 4)                                   1,488,729         1,230,412
   Spares inventory                                                 120,014            94,303
   Inventory of water                                                34,219            28,984
   Prepaid expenses and other assets                                299,499           298,906
                                                               ------------      ------------

       Total current assets                                       2,193,298         1,674,751

PROPERTY, PLANT AND EQUIPMENT (Notes 5 and 14)                   17,643,891        14,756,570
INTANGIBLE ASSET (Note 3)                                         2,008,483                --
                                                               ------------      ------------

       Total assets                                            $ 21,845,672      $ 16,431,321
                                                               ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Bank overdrafts (Note 7)                                         703,331           651,606
   Dividends payable (Note 6)                                       401,965           266,585
   Accounts payable and other liabilities                         1,448,364         1,079,922
   Obligations under Water Purchase Agreement (Note 14)                  --           320,141
   Current portion of long term debt (Note 7)                       219,580           310,135
                                                               ------------      ------------

       Total current liabilities                                  2,773,240         2,628,389

LONG TERM DEBT (Note 7)                                           1,131,986         1,926,786
SECURITY DEPOSIT (Note 15)                                           52,763            52,763
ADVANCES IN AID OF CONSTRUCTION                                      41,090            45,084
                                                               ------------      ------------

       Total liabilities                                          3,999,079         4,653,022
                                                               ------------      ------------

STOCKHOLDERS' EQUITY
   Common stock (Notes 8 and 16)                                  4,635,774         3,794,960
   Additional paid-in capital (Note 8)                            6,726,749         3,453,808
   Treasury shares (Note 8)                                              --          (821,303)
   Vested redeemable preferred stock (Note 8)                        11,983             1,121
   Non-vested redeemable preferred stock (Notes 8 and 16)            28,378            48,149
   Retained earnings                                              6,443,709         5,301,564
                                                               ------------      ------------

       Total stockholders' equity                                17,846,593        11,778,299
                                                               ------------      ------------

       Total liabilities and stockholders' equity              $ 21,845,672      $ 16,431,321
                                                               ============      ============





   The accompanying notes are an integral part of these financial statements.

                           CONSOLIDATED WATER CO. LTD.

                        CONSOLIDATED STATEMENTS OF INCOME

                      (Expressed in United States dollars)



                                                                                     FOR THE YEAR ENDED DECEMBER 31,
                                                                            -----------------------------------------------
                                                                                2000              1999              1998
                                                                            -----------       -----------       -----------
Water sales (Note 15)                                                         9,576,959         7,936,118         7,925,232
Cost of water sales (Note 9)                                                 (5,423,297)       (4,770,179)       (5,166,401)
                                                                            -----------       -----------       -----------

Gross profit                                                                  4,153,662         3,165,939         2,758,831
                                                                            -----------       -----------       -----------

Indirect expenses (Note 9)                                                   (2,197,569)       (1,792,516)       (1,569,380)
                                                                            -----------       -----------       -----------

Income from operations                                                        1,956,093         1,373,423         1,189,451
                                                                            -----------       -----------       -----------

Other income:
   Interest income                                                               32,314               594            28,062
   Other income                                                                 416,413           313,276           234,420
                                                                            -----------       -----------       -----------

                                                                                448,727           313,870           262,482
                                                                            -----------       -----------       -----------

Income before accounting change                                               2,404,820         1,687,293         1,451,933

Cumulative effect of a change in accounting principle                                --          (117,576)               --
                                                                            -----------       -----------       -----------

Net income                                                                  $ 2,404,820       $ 1,569,717       $ 1,451,933
                                                                            ===========       ===========       ===========

BASIC EARNINGS PER SHARE (NOTE 10)
Income before accounting change                                                    0.68              0.55              0.47
Accounting changes                                                                   --             (0.04)               --
                                                                            -----------       -----------       -----------

Net income                                                                  $      0.68       $      0.51       $      0.47
                                                                            ===========       ===========       ===========

DILUTED EARNINGS PER SHARE (NOTE 10)
Income before accounting change                                                    0.67              0.53              0.45
Accounting changes                                                                   --                               (0.04)
                                                                            -----------       -----------       -----------

Net income                                                                  $      0.67       $      0.49       $      0.45
                                                                            ===========       ===========       ===========

Weighted average number of common shares used in the determination of:
   Basic earnings per share (Note 10)                                         3,532,501         3,044,293         3,055,845
                                                                            ===========       ===========       ===========

   Diluted earnings per share (Note 10)                                       3,616,271         3,188,048         3,191,583
                                                                            ===========       ===========       ===========


   The accompanying notes are an integral part of these financial statements.

                          CONSOLIDATED WATER CO. LTD.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

       FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2000

                      (Expressed in United States dollars)


                                                                                                                      VESTED
                                                                                                                    REDEEMABLE
                                                              COMMON           ADDITIONAL          TREASURY         PREFERRED
                                                              STOCK         PAID-IN CAPITAL        SHARES             STOCK
                                                          ------------      ---------------     ------------       ------------
Balance at December 31, 1997                                 3,667,214          2,914,889                 --                 --
Issue of share capital (net of issue costs) (Note 8)               252             50,532                 --              8,486
Purchase of treasury shares (Note 8)                                --                 --            (62,375)                --
Net income for the year                                             --                 --                 --                 --
Dividends                                                           --                 --                 --                 --
                                                          ------------       ------------       ------------       ------------

Balance at December 31, 1998                                 3,667,466          2,965,421            (62,375)             8,486
                                                          ------------       ------------       ------------       ------------

Issue of share capital (net of issue costs) (Note 8)           127,494            488,387                 --             (7,365)
Purchase of treasury shares (Note 8)                                --                 --           (758,928)                --
Net income for the year                                             --                 --                 --                 --
Dividends                                                           --                 --                 --                 --
                                                          ------------       ------------       ------------       ------------

Balance at December 31, 1999                                 3,794,960          3,453,808           (821,303)             1,121
                                                          ------------       ------------       ------------       ------------

Issue of share capital (net of issue costs) (Note 8)         1,068,636          4,360,797             10,862            (19,771)

Purchase of treasury shares (Note 8)                                --                 --           (494,375)                --
Cancellation of treasury shares (Note 8)                      (227,822)        (1,087,856)         1,315,678                 --
Net income for the year                                             --                 --                 --                 --
Dividends                                                           --                 --                 --                 --
                                                          ------------       ------------       ------------       ------------

Balance at December 31, 2000                              $  4,635,774       $  6,726,749       $         --       $     11,983
                                                          ============       ============       ============       ============




                                                           NON-VESTED
                                                           REDEEMABLE                              TOTAL
                                                            PREFERRED          RETAINED        STOCKHOLDERS'
                                                              STOCK            EARNINGS            EQUITY
                                                          ------------      ------------       ------------
Balance at December 31, 1997                                    40,906         3,505,813         10,128,822
Issue of share capital (net of issue costs) (Note 8)             3,294                --             62,564
Purchase of treasury shares (Note 8)                                --                --            (62,375)
Net income for the year                                             --         1,451,933          1,451,933
Dividends                                                           --          (587,553)          (587,553)
                                                          ------------      ------------       ------------

Balance at December 31, 1998                                    44,200         4,370,193         10,993,391
                                                          ------------      ------------       ------------

Issue of share capital (net of issue costs) (Note 8)             3,949                --            612,465
Purchase of treasury shares (Note 8)                                --                --           (758,928)
Net income for the year                                             --         1,569,717          1,569,717
Dividends                                                           --          (638,346)          (638,346)
                                                          ------------      ------------       ------------

Balance at December 31, 1999                                    48,149         5,301,564         11,778,299
                                                          ------------      ------------       ------------

Issue of share capital (net of issue costs) (Note 8)                --
                                                                                                  5,420,524
Purchase of treasury shares (Note 8)                                --                --           (494,375)
Cancellation of treasury shares (Note 8)                            --                --                 --
Net income for the year                                             --         2,404,820          2,404,820
Dividends                                                           --        (1,262,675)        (1,262,675)
                                                          ------------      ------------       ------------

Balance at December 31, 2000                              $     28,378      $  6,443,709       $ 17,846,593
                                                          ============      ============       ============




   The accompanying notes are an integral part of these financial statements.

                           CONSOLIDATED WATER CO. LTD.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                      (Expressed in United States dollars)



                                                                       FOR THE YEAR ENDED DECEMBER 31,
                                                              -----------------------------------------------
                                                                  2000              1999              1998
                                                              -----------       -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Cash receipts from customers                                 9,919,966         7,841,289         8,102,406
   Cash paid to suppliers and employees                        (5,876,811)       (5,127,240)       (5,542,642)
                                                              -----------       -----------       -----------

   Cash generated from operations                               4,043,155         2,714,049         2,559,764
   Interest received                                               32,314               594            28,062
   Interest paid                                                 (152,757)         (185,722)         (267,084)
                                                              -----------       -----------       -----------

Net cash provided by operating activities                       3,922,712         2,528,921         2,320,742
                                                              -----------       -----------       -----------


CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of subsidiary, net of cash acquired (Note 3)       (3,966,979)               --                --
   Purchase of property, plant and equipment                   (2,301,759)       (1,543,368)       (2,204,783)
   Proceeds from sale of property, plant and equipment                 --             1,920            20,000
                                                              -----------       -----------       -----------

Net cash used in investing activities                          (6,268,738)       (1,541,448)       (2,184,783)
                                                              -----------       -----------       -----------


CASH FLOWS FROM FINANCING ACTIVITIES
   Net proceeds from issuance of
   ordinary shares of common stock                              5,368,945           146,060            12,958
   Repurchase of ordinary shares of common stock                 (494,375)         (758,928)          (62,375)
   Proceeds from term loan                                             --                --         1,000,000
   Increase/(decrease) in bank overdraft                           32,938           591,359           (54,345)
   Repayment of principal on long term debt                      (885,355)         (533,353)         (190,111)
   Principal payments under Water Purchase Agreement             (320,141)         (344,304)       (1,027,567)
   Dividends paid                                              (1,127,295)         (505,193)         (457,912)
                                                              -----------       -----------       -----------

Net cash provided by/(used in) financing activities             2,574,717        (1,404,359)         (779,352)
                                                              -----------       -----------       -----------

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS              228,691          (416,886)         (643,393)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                     22,146           439,032         1,082,425
                                                              -----------       -----------       -----------

CASH AND CASH EQUIVALENTS AT END OF YEAR                      $   250,837       $    22,146       $   439,032
                                                              ===========       ===========       ===========




   The accompanying notes are an integral part of these financial statements.

                           CONSOLIDATED WATER CO. LTD.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                      (Expressed in United States dollars)



FOOTNOTES TO THE CONSOLIDATED STATEMENTS OF CASH FLOWS:

                                                                          FOR THE YEAR ENDED DECEMBER 31,
                                                                 -----------------------------------------------
                                                                    2000              1999              1998
                                                                 -----------       -----------       -----------
RECONCILIATION OF NET CASH FROM OPERATING ACTIVITIES
 TO NET INCOME FROM OPERATIONS:

   Net income                                                      2,404,820         1,569,717         1,451,933

ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH
 FROM OPERATING ACTIVITIES
   Depreciation (Notes 5 and 9)                                    1,071,455           816,960           768,745
   Gain on sale of fixed assets                                           --            (1,920)          (20,000)
   Amortization of intangible asset (Note 3)                          64,979                --                --
   Amortization of deferred costs                                         --                --             1,688
   Share issue costs deferred                                             --            89,145                --
   Stock compensation (Note 21)                                       51,579           377,260            49,606
   Cumulative effect of a change in accounting principle                  --           117,576                --

                        CHANGE IN ASSETS AND LIABILITIES
   Decrease/(increase) in spares inventory                            25,278           (25,662)          (60,176)
   (Increase)/decrease in inventory of water                          (5,235)            1,677           (14,352)
   Increase in accounts receivable                                   (56,259)         (401,926)          (13,578)
   Decrease/(increase) in prepaid expenses and other assets            1,647          (111,213)           13,137
   Increase in accounts payable and other liabilities                368,442           101,807           179,907
   Decrease in advances in aid of construction                        (3,994)           (4,500)          (36,168)
                                                                 -----------       -----------       -----------

NET CASH FROM OPERATING ACTIVITIES                               $ 3,922,712       $ 2,528,921       $ 2,320,742
                                                                 ===========       ===========       ===========


   The accompanying notes are an integral part of these financial statements.

                          CONSOLIDATED WATER CO. LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (Expressed in United States dollars)


1. PRINCIPAL ACTIVITY AND STATUS

Consolidated Water Co. Ltd. (the "Company") and its wholly-owned subsidiaries (together the "Group") use reverse osmosis technology to produce fresh water from seawater. The Group processes and supplies water to its customers in Grand Cayman, Cayman Islands as well as Ambergris Caye, Belize. The Company's exclusive license in Grand Cayman allows it to process and supply water to certain areas of Grand Cayman for a period of twenty years from July 11, 1990 in addition to having a right of first refusal on the extension or renewal thereof. The Group also has a contract with the Water and Sewerage Authority of Belize (the "Water Authority") to supply water to the Water Authority in Ambergris Caye expiring in 2011. At the expiry of the contract, the Water Authority may at its option extend the term of the agreement or purchase the plant outright. The base price of water supplied by the Group, and adjustments thereto, are determined by the terms of the license and contract, which provide for adjustments based upon the movement in the government price indices specified in the license and contract respectively as well as monthly adjustments for changes in the cost of fuel.


2. ACCOUNTING POLICIES

BASIS OF PREPARATION
As a result of a management decision the Group has voluntarily adopted accounting principles generally accepted in the United States of America ("US-GAAP") effective January 1, 2000. Previously, annual financial statements were prepared in accordance with International Accounting Standards ("IAS"). As a result all prior periods' financial statements presented in these financial statements have been prepared in accordance with "US-GAAP".

                          CONSOLIDATED WATER CO. LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (Expressed in United States dollars)

2. ACCOUNTING POLICES (CONTINUED)

The following income statement and balance sheet captions contain certain items, the accounting for which has changed as a result of the change from IAS to US-GAAP:

INCOME STATEMENT: Administrative costs include: i) recognition of stock option compensation expenses and ii) start up costs expensed following the change in accounting policy to effect the application of Statement of Position 98-5 "Reporting on the Costs of Start Up Activities."

BALANCE SHEET: Accounts payable and accrued expenses are affected by: stock compensation relating to unexercised options. Fixed assets are affected by: reversal of recognition of unrealized capital gains arising on the revaluation of land. Additional paid in capital is affected by: stock compensation relating to exercised options. Retained earnings and other reserves are affected by: i) stock option compensation expense, ii) start up costs and iii) reversal of recognition of unrealized capital gains. Cash and cash equivalents: As a result of the application of US-GAAP, cash and cash equivalents now represents cash, and highly liquid bank deposits with original maturity of three months or less. Detailed information on accounting principles for the above items under US-GAAP, as well as the value of the reconciling items between US-GAAP and IAS at December 31, 1999 and 1998 and other dates and for other periods can be found in
Note 20 of the Group's previous financial statements filed on Form 20-F.

USE OF ESTIMATES
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The Group's significant accounting policies are:

BASIS OF CONSOLIDATION: The consolidated financial statements include the accounts of the Company's wholly-owned subsidiaries Belize Water Ltd. and Commonwealth Water Limited. The operating results of Belize Water Ltd. have been included in the financial statements since the date of the acquisition (July 21, 2000). All inter-company balances and transactions have been eliminated. There are no operating results for Commonwealth Water Limited as the Company has been dormant since inception.

                          CONSOLIDATED WATER CO. LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (Expressed in United States dollars)


2. ACCOUNTING POLICIES (CONTINUED)

REPORTING CURRENCY: The functional currency of the Company and its foreign subsidiaries are their respective local currencies. The consolidated operations are reported using United States dollars. It is the intention of the Company to declare and pay dividends in United States dollars.

The exchange rate between the Cayman Islands dollar and the United States dollar has been fixed during all periods presented at CI$1.00 to US$1.20. In addition, the exchange rate between the Belize Dollar and the United States dollar has been fixed during all periods presented at Bel$1.00 to US$0.50. Accordingly, no foreign currency gain or losses arise on the translation of the foreign subsidiary's operations due to the fixed exchange rate.

FOREIGN CURRENCY: Monetary assets and liabilities denominated in foreign currencies are translated at the rates of exchange ruling at the balance sheet date. Foreign currency transactions are translated at the rate ruling on the date of the transaction. Net exchange gains of $3,812 (1999: $36,512; 1998:
$31,846) are included in other income.

CASH AND CASH EQUIVALENTS: Cash and cash equivalents comprise cash at bank on call and highly liquid deposit with an original maturity of three months or less.

SPARES INVENTORY: Spares inventory, which consists primarily of replacement spares and parts, are valued at the lower of cost and net realizable value on a first-in, first-out basis.

INVENTORY OF WATER: Inventory of water represents the cost of desalinated potable water produced and purchased by the Company and held in the Company's reservoirs at year end. The value of the inventory of water is based on the lower of average cost of producing and purchasing water during the year and the volume of water on hand at year end or net realizable value.

PROPERTY, PLANT AND EQUIPMENT: Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation is calculated using a straight line method with allowance being made for estimated residual values. Rates are determined based on the shorter of the license expiry date or the estimated useful lives of the assets as follows:

Buildings                                      5 to 40 years
Plant and equipment                            5 to 15 years
Office furniture, fixtures and equipment       3 to 10 years
Vehicles                                       3 to 10 years
Leasehold Improvements                         Shorter of 5 Years and Operating
                                               Lease Term Outstanding
Distribution system                            3 to 40 years

Additions to property, plant and equipment comprise of the cost of the contracted services, direct labour and materials.

INTANGIBLE ASSET: The intangible asset consists of the contract acquired on the acquisition of Belize Water Ltd. (Note 3) on July 21, 2000 and is being amortised on a straight line basis over the remaining period of the license, which expires in April 2011.

OBLIGATIONS UNDER WATER PURCHASE AGREEMENT: The Company assumed substantially all the benefits and risks of the plant and equipment under the Water Purchase Agreement (Note 14). The assets have been capitalized at the amount specified in the agreement and the related obligation is recorded as a liability of the Company. Interest expense is calculated based on the outstanding balance of the obligation.

                          CONSOLIDATED WATER CO. LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (Expressed in United States dollars)



2. ACCOUNTING POLICIES (CONTINUED)

ADVANCES IN AID OF CONSTRUCTION: The Company recognizes a liability in respect of advances in aid of construction when such advances are received from certain condominium developers in the licensed area to help defray the capital expenditure costs of the Company. These advances do not represent a loan to the Company and are interest free. However, the Company allows a discount of 10% on future supplies of water to these developments until the aggregate discounts allowed are equivalent to advances received. Such discounts are charged against advances received.

TREASURY SHARES: Treasury shares are recorded at cost as a deduction from stockholders' equity. Any profit or loss on the re-issue of these shares is recorded directly as a movement in stockholders' equity.

STOCK AND STOCK OPTION INCENTIVE PLANS: The Company issues stock under incentive plans that form part of employees and non-executive Directors' remuneration and grants options to purchase ordinary shares as part of remuneration for executive Directors.

The Company has elected to account for stock-based employee compensation plans in accordance with Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees," as permitted by SFAS 123, "Accounting for Stock-Based Compensation." In accordance with APB No. 25, compensation expense is not recognized for stock options that have no intrinsic value on the date of grant. Compensation expense is recognized immediately for restricted stock for which future service is not required as a condition to the delivery of the underlying shares of common stock. For restricted stock with future service requirements, compensation expense is recognized over the relevant vesting period. Stock compensation expenses are recorded within employee costs.

The liability for unexercised stock option compensation expense is recorded as other liabilities. On exercise of options, proceeds up to the par value of the stock issued are credited to ordinary share capital, any proceeds in excess of the par value of the stock issued are credited to additional paid in capital in the period in which the options are exercised.

WATER SALES AND COST OF WATER SALES: The Group bills customers monthly for water delivered based on meter readings performed at or near each month end. An accrual, where necessary, is made for water delivered but unbilled at year end where readings are not performed at the year end date. This accrual is matched with the associated direct costs of producing and purchasing water.

OTHER INCOME: Foreign exchange gains, water meter and fire hydrant rental and recurring income from a dispute settlement agreement with a customer within the Company's license area are recorded as other income.

REPAIRS AND MAINTENANCE: All repair and maintenance costs are expensed as incurred.


3. BUSINESS COMBINATION

On July 21, 2000, the Company acquired all of the issued and outstanding capital stock of Seatec Belize Ltd., a company organized under the laws of Belize. Seatec Belize Ltd., now renamed Belize Water Ltd., owns and operates a reverse osmosis plant in Ambergris Caye, Belize, which was acquired upon closing of this transaction. This acquisition has been accounted for by the purchase method.

The total purchase price of $3,971,730 was paid in cash including direct external costs incurred in the acquisition amounting to $29,734. The purchase price was allocated among the identifiable tangible and intangible assets and liabilities based on their respective fair values as detailed below. Of this purchase price $2,073,462 has been attributed to intangible assets and represents the value of the water purveyor contract (the "contract") that the acquired company has with the Water and Sewerage Authority of Belize. This intangible asset is being amortised on a straight line basis over the remaining period of the contract.

                          CONSOLIDATED WATER CO. LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (Expressed in United States dollars)



3. BUSINESS COMBINATION (CONTINUED)

The fair values of assets and liabilities acquired as at July 21, 2000 are as follows:

Cash and cash equivalents                                             4,751
Accounts receivable                                                 202,058
Spares inventory                                                     50,989
Prepayments                                                           2,240
Property, plant and equipment                                     1,657,017
Bank overdrafts                                                     (18,787)
                                                                -----------

Fair value of net assets acquired                               $ 1,898,268

Intangible asset - contract                                       2,073,462
                                                                -----------

Total purchase consideration                                    $ 3,971,730

Less: cash and cash equivalents of the subsidiary acquired           (4,751)
                                                                -----------

Cash outflow on acquisition                                     $ 3,966,979
                                                                ===========


                                                 DECEMBER 31,
                                        -----------------------------
                                            2000              1999
                                        -----------       -----------
Intangible asset - contract               2,073,462                --
Amortisation charge for the period          (64,979)               --
                                        -----------       -----------

Net book value                          $ 2,008,483                --
                                        ===========       ===========


The results of operations of Belize Water Ltd. are included in the consolidated statements of operations from the date of acquisition. Unaudited proforma combined results of operations of Consolidated Water Co. Ltd. and Belize Water Ltd. would be as follows:

                                                                    (UNAUDITED)
                                                              YEAR ENDED DECEMBER 31,
                                                           -----------      -----------
                                                               2000             1999
                                                           -----------      -----------
Revenue                                                    $10,139,450      $ 8,814,971

Income before accounting change                            $ 2,516,041      $ 1,927,522

Cumulative effect of a change in accounting principle               --      $  (117,576)

Net income                                                 $ 2,516,041      $ 1,809,946

Basic earnings per ordinary share of common stock:
Income before accounting change                                   0.71             0.67
Accounting change                                                   --            (0.04)
                                                           -----------      -----------

Net income                                                 $      0.71      $      0.63
                                                           ===========      ===========

                          CONSOLIDATED WATER CO. LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (Expressed in United States dollars)


3. BUSINESS COMBINATION (CONTINUED)

The above proforma results of operations are for comparative purposes only and reflect increased amortisation expenses resulting from the acquisition but do not include any potential cost savings from combining the acquired business. Consequently, the proforma results do not reflect the actual results of operations had the acquisition occurred on January 1, 1999 and are not intended to be projections of future results or trends.


4. ACCOUNTS RECEIVABLE

Accounts receivable comprise receivables from customers and are shown net of an allowance for doubtful accounts of $12,000 (1999: $12,000). Significant concentrations of credit risk are disclosed in Note 20.


5. PROPERTY, PLANT AND EQUIPMENT

Certain fixed assets are pledged as collateral for certain obligations of the Company, as more fully described in Note 7.

                                                   ACQUISITION                    DISPOSALS/ TRANSFERS
                                   JANUARY 1,          OF                           FROM ASSETS UNDER      DECEMBER 31,
                                      2000         SUBSIDIARY         ADDITIONS      CONSTRUCTION             2000
                                ------------      ------------      ------------  --------------------    ------------
Cost

Land                                 475,679                                  --                 --            475,679
Buildings                          1,990,446           110,289           164,290           (150,000)         2,115,025
Plant and equipment                6,227,267         1,540,839         1,200,082           (155,477)         8,812,711
Distribution                      10,240,274                --         1,146,603                 --         11,386,877
Office furniture, fixtures
        and equipment                447,880             1,071           187,563                 --            636,514
Vehicles                             588,450             4,818           104,908                 --            698,176
Leasehold improvements                17,658                --             8,374                 --             26,032
Lab equipment                         32,218                --             2,106                 --             34,324
Assets under construction          1,179,736                --         1,858,722         (2,337,207)           701,251
                                ------------      ------------      ------------       ------------       ------------

                                $ 21,199,608      $  1,657,017      $  4,672,648       $ (2,642,684)      $ 24,886,589
                                ============      ============      ============       ============       ============


                                               JANUARY 1,        CHARGE FOR                            DECEMBER 31,
                                                  2000            THE YEAR           DISPOSALS            2000
                                              ------------      ------------       ------------       ------------
ACCUMULATED DEPRECIATION

Buildings                                          685,598            74,579           (150,000)           610,177
Plant and equipment                              2,835,964           416,716           (155,477)         3,097,203
Distribution                                     2,368,084           468,920                 --          2,837,004
Office furniture, fixtures and equipment           240,811            70,402                 --            311,213
Vehicles                                           266,113            71,022                 --            337,135
Leasehold improvements                              17,658             2,442                 --             20,100
Lab equipment                                       28,810             1,056                 --             29,866
                                              ------------      ------------       ------------       ------------

                                              $  6,443,038      $  1,105,137       $   (305,477)      $  7,242,698
                                              ============      ============       ============       ============

Net book value                                $ 14,756,570                                            $ 17,643,891
                                              ============                                            ============


                          CONSOLIDATED WATER CO. LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (Expressed in United States dollars)


5. PROPERTY, PLANT AND EQUIPMENT (CONTINUED)

Included in plant and equipment is the reverse osmosis water production plant, which has been acquired under the Water Purchase Agreement (see Note 14). Included within additions for the year are transfers of completed projects from assets under construction comprising of buildings $159,506, plant and equipment $1,122,350, distribution $939,751 and office furniture, fixtures and equipment $115,600.

During the year the Company capitalized $33,682 (1999: $35,749; 1998: $30,319) of depreciation charges in relation to plant and equipment specifically purchased to continue further development of the distribution system.

At December 31, 2000, the Group had outstanding capital commitments of $570,000 (1999: $512,000). It is Company policy to maintain adequate insurance for loss or damage to all fixed assets except for the underground distribution system and assets insured by third parties under agreement.


6.   DIVIDENDS PAID/PAYABLE

Quarterly interim dividends per share were declared in respect of both classes of shareholders on record as follows:

Dividend per share:                            2000          1999          1998
                                               ----          ----          ----

March 31 (1998: semi annual dividend)      $   0.08      $   0.04      $   0.07
June 30                                    $   0.08      $   0.04      $   0.04
September 30                               $   0.08      $   0.04      $   0.04
December 31                                $   0.10      $   0.08      $   0.04

Interim dividends for the first three quarters were paid during each respective year. The interim dividend for the fourth quarter was declared by the Board of directors in October of each respective year. These quarterly interim dividends are subject to no further ratification and consequently the fourth quarter interim dividends have been recorded as a liability in each respective year. Included in dividends payable at December 31, 2000 are unclaimed dividends of $10,051 (1999: $10,303).


7. BANK BALANCES AND LOANS

                                                                                         2000            1999
                                                                                    -----------      ----------
Cash on hand and in current account                                                 $   250,837      $   22,146
                                                                                    ===========      ==========

Cash on hand and in current account is not restricted as to withdrawal or use

Bank overdrafts - Royal Bank of Canada                                              $   703,331      $  651,606
                                                                                    ===========      ==========

European Investment Bank:
   Long term debt                                                                   $ 1,351,566      $1,568,126
                                                                                    ===========      ==========

Royal Bank of Canada:
   Long term debt                                                                   $        --      $  668,795
                                                                                    ===========      ==========



                          CONSOLIDATED WATER CO. LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (Expressed in United States dollars)


7. BANK BALANCES AND LOANS (CONTINUED)

As at December 31, 2000, the total lending facility made available by the Royal Bank of Canada comprises a revolving line of credit with a limit of $1,000,000, bearing interest at New York Prime plus 1%, and term loans with a limit of $4,000,000, bearing interest at LIBOR plus 1.5%. Any amounts drawn down under the line of credit and any term loans are collateralised by a fixed and floating charge ("the first charge") of $2,500,000 (to be increased to maximum of $5,500,000). The fixed charge covers land owned by the Company and the floating charge covers all other assets of the Company, except those assets charged in connection with the Water Purchase Agreement (see Note 14). Of this facility, a bank overdraft of $703,331 was outstanding at December 31, 2000 (1999:
$651,606).

During 1991, in order to fund an extension to the water distribution system, the European Investment Bank, Luxembourg (the "bank"), agreed to loan the US$ equivalent of 2 million European Currency Units (approximately US$2.5 million at that time). The loan is guaranteed by the Overseas Development Administration ("ODA") of the Foreign and Commonwealth Office of the Government of the United Kingdom and is repayable in 24 semi annual installments, which commenced on December 20, 1994. The interest rate for the entire term is fixed at the bank's prevailing lending rate, less a subsidy of 4% per annum, at the date each tranche is drawn down.

The rates of interest applicable to, and the amounts of each tranche at the current year end exchange rates are:

                                DATE OF                                      INTEREST
                               DRAWDOWN                                         RATE
                               --------                                      --------
Tranche 1                  April 11, 1991           $   322,814                4.25%
Tranche 2                  September 8, 1992          1,018,895                3.15%
Tranche 3                  February 12, 1992            847,727                3.45%
Tranche 4                  March 17, 1993               362,736                3.00%
                                                    -----------

                                                      2,552,172
Capital repayments to December 31, 2000              (1,200,606)
                                                    -----------

Total debt obligation as at December 31, 2000       $ 1,351,566
                                                    ===========


Of the final tranche, at December 31, 2000 the equivalent of $60,034 (1999:
$76,726) is repayable in pounds sterling, all other obligations under this loan are repayable in United States dollars.

The Government of the Cayman Islands have, for a fee of 1% per annum, provided a counter guarantee to the ODA. The Company, with the approval of the Royal Bank of Canada, the holder of the first charge, has agreed to secure the counter guarantee by a second charge over all assets of the Company.

                                                       2000
                                                   ----------
CURRENT PORTION OF LONG TERM DEBT OBLIGATION:
Royal Bank of Canada                                       --
European Investment Bank                              219,580
                                                   ----------
                                                   $  219,580
                                                   ==========
LONG TERM DEBT OBLIGATION:
Royal Bank of Canada                                       --
European Investment Bank                            1,131,986
                                                   ----------

                                                   $1,131,986
                                                   ==========

                          CONSOLIDATED WATER CO. LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (Expressed in United States dollars)


7. BANK BALANCES AND LOANS (CONTINUED)

THE AGGREGATE CAPITAL REPAYMENT OBLIGATIONS FOR THE NEXT SIX YEARS ARE AS
FOLLOWS:

2001                                   219,580
2002                                   230,519
2003                                   242,224
2004                                   254,182
2005                                   266,905
2006 and thereafter                    138,156
                                    ----------
                                    $1,351,566
                                    ==========

8. SHARE CAPITAL AND ADDITIONAL PAID IN CAPITAL

                                                           2000               1999              1998
                                                      ------------       ------------      ------------
CAPITAL STOCK AUTHORIZED:
9,900,000 ordinary shares of common
stock CI$1.00 each                                      11,880,000         11,880,000        11,880,000
100,000 redeemable preferred
stock of CI$1.00 each                                      120,000            120,000           120,000
                                                      ------------       ------------      ------------

                                                      $ 12,000,000       $ 12,000,000      $ 12,000,000
                                                      ============       ============      ============

ORDINARY SHARES OF COMMON
STOCK OF CI$1.00 EACH ISSUED AND FULLY PAID:
Balance of ordinary shares at beginning of year
3,162,467 (1999: 3,056,222; 1998: 3,056,012)             3,794,960          3,667,466         3,667,214
Ordinary shares issued under public
offering 773,000 (1999: nil; 1998: nil)                    927,600                 --                --
Cancellation of treasury shares 189,852
(1999: nil; 1998: nil)                                    (227,822)                --                --
Ordinary shares issued on exercise of
options (1999: 89,010; 1998: nil)                               --            106,812                --
Ordinary shares issued on exercise of
warrants 100,000 (1999: nil; 1998: nil)                    120,000                 --                --
Ordinary shares issued under Directors' Share
Plan 6,890 (1999: 2,400; 1998: nil)                          8,269              2,880                --
Ordinary shares issued on redemption of
preferred stock 10,639 (1999: 14,835; 1998: 210)            12,767             17,802               252
                                                      ------------       ------------      ------------
Balance of ordinary shares at end of year
3,863,144 (1999: 3,162,467; 1998: 3,056,222)          $  4,635,774       $  3,794,960      $  3,667,466
                                                      ============       ============      ============


TREASURY SHARES:
Balance of treasury shares at beginning of
year 110,752 (1999: 8,000; 1998: nil)                      821,303             62,375                --
Shares acquired at cost 79,100 (1999:102,752;
1998: 8000)                                                494,375            758,928            62,375
Treasury shares cancelled during the
year 189,852 (1999: nil; 1998: nil)                     (1,315,678)                --                --
                                                      ------------       ------------      ------------
Balance of treasury shares at end of
year nil (1999: 110,752; 1998: 8,000)                 $         --       $    821,303      $     62,375
                                                      ============       ============      ============


                          CONSOLIDATED WATER CO. LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (Expressed in United States dollars)


8. SHARE CAPITAL AND ADDITIONAL PAID IN CAPITAL (CONTINUED)

                                                              2000              1999              1998
                                                          -----------       -----------       -----------
ADDITIONAL PAID IN CAPITAL:
Balance at beginning of year                                3,453,808         2,965,421         2,914,889
Additional paid in capital from ordinary shares
of common stock issued under public offering                4,825,800                --                --
Share issue costs arising on ordinary shares of
common stock issued under public offering                    (790,669)               --                --
Reduction in additional paid in capital from
cancellation of treasury shares                            (1,087,856)               --                --
Additional paid in shares issued under
Directors' Share Plan (see Note 16)                            40,815            11,970                --
Additional paid in capital on stock
options (see Note 16)                                              --           466,401            40,498
Additional paid in capital from exercise of
warrants (see Note 16)                                        280,000                --                --
Additional paid in capital on preferred stock
issued under employee share plan (see Note 16)                  4,851            10,016            10,034
                                                          -----------       -----------       -----------

Balance at end of year                                    $ 6,726,749       $ 3,453,808       $ 2,965,421
                                                          ===========       ===========       ===========


VESTED REDEEMABLE PREFERRED STOCK OF CI$1.00
EACH ISSUED AND FULLY PAID (NOTE
16): Balance of vested redeemable preferred stock at
beginning of year 934 (1999: 7,072; 1998: nil)                  1,121             8,486                --
Preferred stock vested during the year 11,400
(1999: 7,036; 1998: 7,072)                                     13,680             8,444             8,486
Vested preferred stock redeemed and issued as
ordinary shares 2,348 (1999: 13,174; 1998: nil)                (2,818)          (15,809)               --
                                                          -----------       -----------       -----------
Balance of vested redeemable preferred stock at
end of year 9,986 (1999: 934; 1998: 7,072)                $    11,983       $     1,121       $     8,486
                                                          ===========       ===========       ===========


NON-VESTED REDEEMABLE PREFERRED STOCK OF CI$1.00
EACH ISSUED AND FULLY PAID
(NOTE 16): Balance of non-vested redeemable
preferred stock at beginning of year 40,124
(1999:36,833; 1998: 34,088)                                    48,149            44,200            40,906
Preferred stock vested during the year 11,400
(1999: 7,036; 1998: 7,072)                                    (13,680)           (8,444)           (8,486)
Non-vested preferred stock issued 3,415
(1999: 11,988; 1998: 10,027)                                    4,098            14,386            12,032
Non-vested preferred stock redeemed 200
(1999: nil; 1998: nil)                                           (240)               --                --
Non-vested preferred stock redeemed and issued as
Ordinary shares 8,291 (1999: 1,661; 1998: 210)                 (9,949)           (1,993)             (252)
                                                          -----------       -----------       -----------
Balance of non-vested redeemable preferred stock
at end of year 23,648 (1999: 40,124; 1998: 36,833)        $    28,378       $    48,149       $    44,200
                                                          ===========       ===========       ===========


                          CONSOLIDATED WATER CO. LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (Expressed in United States dollars)


8. SHARE CAPITAL AND ADDITIONAL PAID IN CAPITAL (CONTINUED)

The redeemable preferred stock are issued under the Company's employee share plan (Note 16) and carry the same voting and dividend rights as ordinary shares. The redeemable preferred stock are only redeemable with the Company's agreement. In consideration for redeemed vested preferred stock, ordinary share capital is issued on a share for share basis. Upon liquidation of the Company, the redeemable preferred stock rank in preference to the common stock to the extent of the par value of the redeemable preferred stock and any related additional paid in capital.

Outstanding non-vested preferred stock currently redeemable are as follows:

                                                           NO. OF SHARES        REDEMPTION     REDEMPTION
                                                            REDEEMABLE             PRICE          VALUE
                                                           -------------        ----------     ----------
Up to the year ended December 31, 2001                          19,439                  --            --
                                                                 1,120             $4.0680         4,556
                                                                   872             $5.3175         4,637
                                                                 1,081             $5.7120         6,175
                                                                 1,136             $5.4720         6,216
                                                               -------                          --------

                                                                23,648                          $ 21,584
                                                               =======                          ========

Up to the year ended December 31, 2002                          15,201                  --            --
                                                                   872             $5.3175         4,637
                                                                 1,081             $5.7120         6,175
                                                                 1,136             $5.4720         6,216
                                                               -------                          --------

                                                                18,290                          $ 17,028
                                                               =======                          ========

Up to the year ended December 31, 2003                           9,769                  --            --
                                                                 1,081             $5.7120         6,175
                                                                 1,136             $5.4720         6,216
                                                               -------                          --------

                                                                11,986                          $ 12,391
                                                               =======                          ========

Up to the year ended December 31, 2004                           2,279                  --            --
                                                                 1,136             $5.4720         6,216
                                                               -------                          --------

                                                                 3,415                          $  6,216
                                                               =======                          ========

In April 1996 the Company filed a Form F-1 registration statement with the SEC in connection with the issue of 575,000 ordinary shares of common stock at $5.25 per share. Under the terms of the related underwriting agreement, the underwriter was issued a warrant to purchase 50,000 ordinary shares of common stock at $6.30 per share. Consideration of $500 was paid for the warrant which management considered to approximate fair value. The warrants are exercisable during the four year period commencing April 3, 1997. As at December 31, 2000, no warrants have been exercised under this agreement and the underwriter is no longer in business.

In conjunction with the private placement of ordinary shares of common stock that took place in August 1995, the Company issued warrants to purchase 100,000 ordinary shares of common stock at a price of $4.00 per share. The warrants were exercised in January and February 2000.

                          CONSOLIDATED WATER CO. LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (Expressed in United States dollars)


8. SHARE CAPITAL AND ADDITIONAL PAID IN CAPITAL (CONTINUED)

Stockholders are advised that under the provisions of the Land Holding Companies Share Transfer Tax Law of the Cayman Islands, transfer tax is payable on the transfer of shares in the Company. The amount of transfer tax payable under the provisions of this Law is computed by reference to the proportion of the total market value of land, as valued by the Government, attributable to each share in issue ("the taxable value"). The tax payable by the transferor per share transferred is at the rate of 7.5% to 9.0% of the taxable value.

In August 1997 the Company established a Class `B' stock option plan designed to deter coercive takeover tactics. Pursuant to this plan, holders of ordinary shares of common stock and redeemable preferred stock were granted options which entitle them to purchase 1/100 of a share of Class `B' stock at an exercise price of $37.50 if a person or group acquires or commences a tender offer for 20% or more of the Company's ordinary shares of common stock. Option holders (other than the acquiring person or group) will also be entitled to buy, for the $37.50 exercise price, ordinary shares of the Company's common stock with a then market value of $75.00 in the event a person or group actually acquires 20% or more of the Company's ordinary shares of common stock. Options may be redeemed at $0.01 under certain circumstances. 30,000 of the Company's authorized but unissued ordinary shares have been reserved for issue as Class `B' stock. The Class `B' stock rank pari passu with the ordinary shares of common stock for dividend and voting rights. As at December 31, 2000, no Class `B' stock options have been exercised or redeemed.


9. EXPENSES

                                                                      YEAR ENDED DECEMBER 31
                                                            ------------------------------------------
                                                                2000            1999            1998
                                                            ----------      ----------      ----------
COST OF WATER SALES COMPRISE THE FOLLOWING:
Water purchases                                              2,257,532       2,091,322       2,579,279
Depreciation                                                   992,410         760,901         714,830
Amortisation of intangible asset (Note 3)                       64,979
Employee costs                                                 741,789         601,678         550,499
Fuel oil                                                        81,102              --
Royalties (Note 18)                                            641,428         560,441         570,416
Water Purchase Agreement obligation interest (Note 14)          16,910          58,042         193,589
Electricity                                                    121,185         134,623         121,645
Insurance                                                       64,160          56,308          37,555
Other direct costs                                             441,802         506,864         398,588
                                                            ----------      ----------      ----------
                                                            $5,423,297      $4,770,179      $5,166,401
                                                            ==========      ==========      ==========

INDIRECT EXPENSES COMPRISE THE FOLLOWING:
Employee costs                                               1,057,900         921,593         721,547
Interest                                                       127,680          73,495         135,847
Depreciation                                                    56,059          53,915          79,045
Professional fees                                              131,366         231,739         275,589
Insurance                                                       41,083          29,890          34,829
Directors' fees and expenses                                    99,760          77,011         104,149
Other indirect costs                                           510,210         414,975         381,783
                                                            ----------      ----------      ----------
                                                            $2,197,569      $1,792,516      $1,569,380
                                                            ==========      ==========      ==========


Direct expenses relate to the production and distribution of water, indirect expenses represent the administrative costs of the Company.

                          CONSOLIDATED WATER CO. LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (Expressed in United States dollars)


10.  EARNINGS PER SHARE

Basic earnings per share is calculated by dividing the net profit attributable to stockholders by the weighted average number of ordinary shares of common stock in issue during the year, excluding the average number of ordinary shares of common stock purchased by the Company and held as treasury shares (see Note
8).

The net income and weighted average number of ordinary shares of common stock and potential ordinary shares figures used in the determination of the basic and diluted earnings per ordinary share of common stock are summarized as follows:

                                                           2000              1999              1998
                                                        -----------       -----------       -----------
Net income used in determination of diluted
earnings per ordinary share of common stock             $ 2,404,820       $ 1,569,717       $ 1,451,933

Less:
Dividends paid on non-vested
redeemable preferred stock                                   (8,040)           (8,025)           (6,998)

Earnings attributable to vested
redeemable preferred stock                                   (6,180)             (461)           (3,336)
                                                        -----------       -----------       -----------

Net income available to holders of ordinary shares
of common stock in the determination of basic
earnings per ordinary share of common stock             $ 2,390,600       $ 1,561,231       $ 1,441,599
                                                        ===========       ===========       ===========

Weighted average number of ordinary shares
 of common stock in the determination of basic
 earnings per ordinary share of common stock              3,532,501         3,044,293         3,055,845

Plus:
Weighted average number of redeemable
 preferred stock outstanding during the year                 37,145            44,707            40,231

Potential dilutive effect of unexercised options             41,147            48,954            56,596

Potential dilutive effect of unexercised warrants             5,478            50,094            38,911
                                                        -----------       -----------       -----------

Weighted average number of shares
used for determining diluted earnings
per ordinary share of common stock                        3,616,271         3,188,048         3,191,583
                                                        ===========       ===========       ===========


As detailed in Note 16, 30,000 options were granted to an investment company on December 15, 1998 with an exercise price of $7.88. In addition, 85,259 options were granted to executive directors and senior management of the Company on December 31, 2000 with an exercise price of $7.10. At December 31, 2000, these options were antidilutive for the purpose of determining diluted earnings per share.

                          CONSOLIDATED WATER CO. LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (Expressed in United States dollars)


11. SEGMENTED INFORMATION

During the year ended December 31, 2000, the Company acquired a 100% stake in Belize Water Ltd. (Note 3 and 15) that has been consolidated in these financial statements. In addition, during the year ended December 31, 2000, the Company entered into an agreement with South Bimini International Ltd., a Bahamian company, to provide water to property in South Bimini Island, Bahamas (Note 15). Though operations have not begun at December 31, 2000, equipment presently located in the United States, with a carrying value of $307,395, will be transferred to the Bahamas for use on this project.

Under FAS 131 "Disclosure about Segments of an Enterprise and Related Information" the supply of water to Belize and Bahamas are considered by management as separate business segments. Previously the Group's operations in the Cayman Islands was the only reportable business segment and as such, segmented information for the years ended December 31, 1999 and 1998 has not been reproduced below. The basis of measurement of segment information is similar to that adopted for the financial statements.

                                   AS AT DECEMBER 31, 2000 AND FOR THE YEAR THEN ENDED
                                  ------------------------------------------------------
                                  CAYMAN
                                  ISLANDS          BELIZE           BAHAMAS        TOTAL
                                  -------          ------           -------        -----
Water sales                      9,112,031         464,928              --       9,576,959
Other income                       448,727              --              --         448,727
Cost of water sales              5,172,945         250,352              --       5,423,297
Indirect expenses                2,164,147          33,422              --       2,197,569
Cost of water sales and
indirect expenses include:
    Interest                       152,757              --              --         152,757
    Depreciation                 1,009,420          62,035              --       1,071,455
Net income                       2,223,666         181,154              --       2,404,820
Segment assets                  19,421,195       2,117,082         307,395      21,845,672


12. RELATED PARTY TRANSACTIONS

In the year ended December 31, 1998, the professional services of a Director were made available to the Company through a company owned by that Director. During 1998 the Company paid $88,699 for such services. During the years ended December 31, 2000 and 1999, such compensation was paid directly to the Director. In addition, the company owned by that Director provided professional services during the year ended December 31, 2000 for which it charged $13,369 (1999: nil; 1998; nil); an amount of $4,290 is outstanding and unpaid at December 31, 2000.

The Company sells water to a company in which a Director has a significant interest. During 2000 sales totaling $5,647 (1999: $11,621; 1998: $30,593) were made to that company. Accounts receivable for such sales at year end total $411 (1999: $286).

During the year ended December 31, 1998 the Company purchased a Seawater Reverse Osmosis Unit ("RO Unit") from a company in which a Director is a member of senior management. The RO Unit was acquired at a cost of $307,395 which has been included in plant and equipment in Note 5.

                          CONSOLIDATED WATER CO. LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (Expressed in United States dollars)


13. COMMITMENTS AND CONTINGENCIES

Commitments:

The Company has committed to lease premises in the Cayman Islands for a period of two years from February 1, 2000 at approximately $75,000 per annum.

The Company is subject to an ongoing obligation to supply water to new customers in the Cayman Islands within the areas in which it is licensed to operate and where the supply of such water is considered commercially feasible.

The Company is subject to a commitment in the Cayman Islands under the Water Purchase Agreement (Note 14).

The Group is subject to a commitment to supply water to the Water and Sewerage Authority of Belize and property in South Bimini Island, Bahamas (Note 15).


Contingencies:

The license that the Company has with the government of the Cayman Islands (the "Government") requires it to obtain approval from the Government for the issuance or transfer of shares which a) exceeds 5% of the issued share capital of the Company, or b) would, upon registration, result in any shareholder owning more than 5% of the issued share capital of the Company.

More than 5% of the ordinary shares of common stock are registered in the name of Cede and Co., the nominee for Depository Trust Company, which is a clearing agency for shares held by participating banks and brokers. The Company does not believe that these shareholdings by Cede and Co. constitute a breach of the intent of the license. The Company believes that the purpose of this clause of the license is to allow the Government to approve significant shareholders of the Company. Cede and Co. and Depository Trust Company, however, act solely as the nominee for banks and brokers, and have no beneficial ownership in the ordinary shares of common stock. Nevertheless, the Company's Cayman Islands legal counsel ("Legal Counsel") has advised it that the shareholdings by Cede and Co. are probably a technical breach of its license.

In August and September 1994, the Company completed an offering of 400,000 ordinary shares of common stock under rule 504 of Regulation D of the Securities Act of 1933. In September 1995, the Company completed a private placement of 100,000 ordinary shares of common stock plus warrants to subscribe for an additional 100,000 ordinary shares of common stock under Regulation S of the Securities Act of 1933. In April 1996 and May 2000, the Company completed a public offering of 515,000 and 773,000 ordinary shares, respectively. Based upon the advice of Legal Counsel, the Company determined that the license did not require the Government's approval to complete these offerings. However, if a court determined that the Government's approval of these offerings was required under the license, the Company would be in breach of the license. Legal Counsel has advised the Company that in order to make this determination, a court would have to disagree with the Company's interpretation of the license and dismiss several defenses that would be available to the Company. These defenses include acquiescence and waiver on the part of the Government with respect to these offerings.

Further, the Company received a letter dated June 1, 2000, from an official in the Government, stating that the public offering of the ordinary shares of common stock that was completed in 1996 was a breach of the license. The letter is not clear as to whether the Government views the public offering completed in 2000 as a breach of the license. The Company responded to this letter and stated that it does not believe that it is in breach of the license. A meeting with officials of the Government, to discuss this matter, was held on June 16, 2000 in accordance with the Government's suggestion in the June 1st letter. Discussion of the matter is ongoing as of December 31, 2000. The Company has been advised by Legal Counsel that the June 1st letter from the Government does not constitute a formal "notice of breach of the license" as contemplated in the license. Accordingly, other than pursuing discussions of this matter with the Government, no other actions are presently being pursued by the Company to "cure" any such alleged breaches.

                          CONSOLIDATED WATER CO. LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (Expressed in United States dollars)


14. WATER PURCHASE AGREEMENT

The Company is party to a water purchase agreement (the "Water Purchase Agreement") with Ocean Conversion (Cayman) Limited ("OCL"), which expires on December 31, 2004. The Water Purchase Agreement effectively transferred the possession of a reverse osmosis ("RO") plant to the Company in 2000, although the operation and maintenance of the plant will be the responsibility of OCL until the termination of the agreement on December 31, 2004. On January 1, 2005 responsibility for the operation and maintenance of the plant will be assumed by the Company. Under the terms of the agreement, the Company must purchase a fixed minimum amount of water annually with a portion of the monthly payments to be applied toward the purchase of the plant. Implicit in the agreement are financing charges relating to the purchase of the plant, based on the Company's cost of capital at the inception of the agreement.

As at December 31, 2000 minimum future payments are as follows:

   2001                                        1,350,704
   2002                                        1,350,704
   2003                                        1,350,704
   2004                                        1,350,704
                                            ------------

Total minimum payments                      $  5,402,816
                                            ============


The RO plant acquired under the Water Purchase Agreement is included in plant and equipment in Note 5 at a gross amount of $3,550,897 and at December 31, 2000 had a net book value of $1,059,239 (1999: $1,253,718). Amortization of this plant is included in the depreciation charge for each of the three years ended December 31, 2000. During the year ended December 31, 2000 the Company fulfilled the equipment purchase obligation as calculated under the Water Purchase Agreement. Accounts payable includes $204,076 (1999: $223,213) outstanding under the Water Purchase Agreement.


15. CUSTOMER SUPPLY AGREEMENTS

During 1993 the Company entered into a five year agreement to supply non-potable water to Safe Haven Limited, the developers of a golf course in the Cayman Islands. On November 1, 1997 this agreement was renegotiated and renewed for a further five year period. Under the terms of the renewed supply agreement, the Company must supply a minimum of 4 million US Gallons per month (48 million US Gallons per year). The price of the water supplied is adjusted annually based on Government Price Indices. Water sales for the year ended December 31, 2000 resulting from the supply agreement amounted to $571,969 (1999: $444,098; 1998:
$422,641). At December 31, 2000 the Company holds a security deposit of $52,763 (1999: $52,763) under the terms of the supply agreement.

From 15 October, 1995 the Company entered into a ten year agreement to supply a minimum of 30,000 US Gallons per day (10.95 million US Gallons per year) of potable water to Galleon Beach Resort Limited, the operator of the Westin Hotel in the Cayman Islands which initially opened in December 1995. The price of the water supplied is adjusted annually based on Government Price Indices, and water supplied in excess of the monthly maximum of 60,000 US Gallons per day is invoiced at the Company's standard tariff rate. Water sales for the year ended December 31, 2000 resulting from this agreement amounted to $299,333 (1999:
$314,884; 1998: $343,800).

From the acquisition of Belize Water Co, Ltd. in 2000, the Company is under contract to supply a minimum of 135,000 US Gallons per day (49.27 million US Gallons per year) to the Water and Sewerage Authority of Belize. The price of water supplied is adjusted annually based on Government indices. Post acquisition water sales for the period ended December 31, 2000 resulting from this agreement amounted to $464,928 (Note 11).

                          CONSOLIDATED WATER CO. LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (Expressed in United States dollars)


15.  CUSTOMER SUPPLY AGREEMENTS (CONTINUED)

During the year ended December 31, 2000 the Company entered into a Water Supply Agreement with South Bimini International Ltd., a company incorporated in the Commonwealth of Bahamas. Under the agreement South Bimini International Ltd. is committed to pay for a minimum of 3,000 US Gallons of water per residential unit per month (36,000 US Gallons residential unit per year) on a take or pay basis in relation to the Bimini Sands Resort property in South Bimini Island, Bahamas. The price of water supplied is adjusted annually based on Government indices. The agreement is subject to approval by certain regulatory bodies, which is expected by May 2001. No water sales resulted from this agreement for the year ended December 31, 2000.

There are no other individually significant supply agreements.


16. STOCK COMPENSATION

The Company operates various stock compensation plans (described below) that form part of employee's remuneration. Stock compensation expenses of $124,772 are recorded in accordance with APB 25 and included within employee costs (1999:
$245,117; 1998: $244,171).

EMPLOYEE SHARE PLAN:

The Company awards redeemable preferred stock (restricted stock) for NIL consideration under the employee share plan as part of compensation for eligible employee services (excluding directors) that require future services as a condition to the delivery of the underlying shares of common stock. In addition options are granted to purchase preferred stock at a fixed price, determined annually, which will typically represent a discount to the market value of the underlying shares of common stock. In consideration for redeemed vested preferred stock, the Company issues common stock on a share for share basis. Under the plan the conversion is conditional on the grantee's satisfying requirements outlined in the award agreements. The redeemable preferred stock is only redeemable with the Company's agreement. See note 8 for the vesting schedule of outstanding preferred stock currently redeemable. The details of preferred stock and stock options granted and exercised under the employee share plan is as follows:

                                                     YEAR OF                STRIKE       OPTIONS      OPTIONS
                                                     GRANT        GRANTED   PRICE       EXERCISED     EXPIRED
                                                     -----        -------   -----       ---------     -------
       Preferred stock granted                        1998         7,590     $nil           N/A          N/A
                                                      1999         9,768     $nil           N/A          N/A
                                                      2000         2,279     $nil           N/A          N/A

       Preferred stock options granted                1998         7,590     $5.32        2,437        5,153
                                                      1999         9,768     $5.71        2,220        7,548
                                                      2000         2,279     $5.47        1,136        1,143


Each employee's option to purchase preference shares must be exercised within 40 days of the annual general meeting of the Company following the date of grant.

NON-EXECUTIVE DIRECTORS' SHARE PLAN:

In 1999, the Company introduced a share grant plan which forms part of Directors' remuneration. Under the plan Directors receive a combination of cash and common stock in consideration of remuneration for their participation in Board meetings. All Directors are eligible except Executive Officers (who are covered by individual employment contracts) and the Government elected board member. Common stock granted is calculated with reference to a strike price that is set by the Board of directors on October 1 of the year preceding the grant. Stock granted on September 30, 2000 totaled 6,890 (1999: 2,400). The strike price set on October 1, 2000 was $7.25 (October 1, 1999 $6.75).

                          CONSOLIDATED WATER CO. LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (Expressed in United States dollars)


16. STOCK COMPENSATION (CONTINUED)

DIRECTORS AND SENIOR MANAGEMENT STOCK COMPENSATION:

The Chairman and Chief Executive Officer ("CEO"), the President and Chief Operating Officer ("COO"), the Vice President - Finance, the Vice President - Operations, and two senior managers are entitled to receive, as part of the compensation for their services to the Company, options to purchase common stock. Two other directors were granted options as remuneration for services rendered to the Company. Details of the options granted to and exercised by these directors and senior management are included in the table below. In addition, another member of senior manager is entitled to receive, as part of compensation for services to the Company, common stock of the Company. In March 2001 1,086 shares of common stock were issued to this employee.

NON-EMPLOYEE:

As part of an agreement for market representation, the Company issued options to purchase common stock to an investment company for nil consideration. These options had an original expiry date of December 1, 2000. During the year ended December 31, 2000 the Company extended this expiry date to March 31, 2002. The fair value of these options was determined by management to be $30,000, based on the fair value of the services to be received. Stock compensation expenses arising on these options are included within other indirect costs.

                                              OPTIONS    STRIKE                      OPTIONS       DATE
                GRANT DATE                    GRANTED    PRICE     EXPIRY DATE      EXERCISED    EXERCISED
                ----------                    -------    -----     -----------      ---------    ---------
       CHAIRMAN AND CEO:
       December 31, 1998                       16,570    US$2.50    01-Jun-99         16,570     31-Mar-99
       December 31, 1999                        7,786    US$2.50    20-Mar-03             --            --
       December 31, 2000                       26,924    US$7.10    15-Mar-04             --            --

       PRESIDENT AND COO:
       December 31, 2000                        5,609    US$7.10    15-Mar-04             --            --

       OTHER DIRECTORS:
       December 31, 1997                       20,000    US$2.50    24-Feb-01             --            --
       December 31, 1998                       20,000    US$2.50    01-Mar-02             --            --
       July 20, 1999                           30,000    US$6.00    01-May-02             --            --
       December 31, 1999                       20,000    US$2.50    20-Mar-03             --            --
       May 1, 2000                             30,000    US$6.75    01-May-03             --            --
       December 31, 2000                        5,609    US$7.10    15-Mar-04             --            --

       SENIOR MANAGEMENT:
       December 31, 2000                       47,117    US$7.10    15-Mar-04             --            --

       NON-EMPLOYEE:
       December 15, 1998                       30,000    US$7.88    31-Mar-02             --            --



                          CONSOLIDATED WATER CO. LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (Expressed in United States dollars)


16.  STOCK COMPENSATION (CONTINUED)

 WEIGHTED AVERAGE NUMBER AND EXERCISE PRICE OF OPTIONS (ALL SCHEMES):

                                                      2000                       1999                             1998
                                          --------------------------   ------------------------       -------------------------
                                                        WEIGHTED                      WEIGHTED                          WEIGHTED
                                                        AVERAGE                       AVERAGE                           AVERAGE
                                                        EXERCISE                      EXERCISE                          EXERCISE
                                          NUMBER        PRICE PER                     PRICE PER                        PRICE PER
                                            OF            SHARE        NUMBER OF        SHARE         NUMBER OF          SHARE
                                          OPTIONS          US$          OPTIONS          US$           OPTIONS            US$
                                          -------       ---------      --------       ----------      --------         ----------
Outstanding at beginning of year          127,786       $    4.58        159,010       $    3.51         92,440       $    2.50
Granted                                   117,538       $    6.98         67,554       $    4.96         74,160       $    2.78
Exercised                                  (1,136)      $    5.47        (91,230)      $    5.32         (2,437)      $    1.58
Forfeited                                  (1,143)      $    5.47         (7,548)      $    5.32         (5,153)      $    4.07
                                         --------                       --------                      ---------
Outstanding and exercisable at end of
year                                      243,045       $    5.73        127,786       $    4.58        159,010       $    3.51
                                         ========                       ========                      =========


The Company determines stock compensation costs according to the methodology outlined in APB Opinion No. 25. The table below summarizes the proforma effect if FASB Statement No. 123, the alternative applicable standard, was adopted:


                                                  FOR THE YEAR ENDED DECEMBER 31,
                                         ---------------------------------------------------
                                             2000                1999               1998
                                         -------------      -------------      -------------
Net income                               $   2,111,755      $   1,498,105      $   1,451,975
Basic earnings per ordinary share        $        0.59      $        0.48      $        0.48
Diluted earnings per ordinary share      $        0.58      $        0.47      $        0.45


Weighted average fair value per share under FAS 123 for options granted during the year:

Options granted with an exercise price below market price on the date of grant:

Chairman and CEO                                    --      $        4.07      $        4.48
President and COO                                   --      $        4.07      $        4.48
Non-executive directors                  $        2.69      $        3.69                 --
Senior Management                                   --      $        1.84      $        2.07
Other employees                          $        2.66

Overall weighted average                 $        2.69      $        3.80      $        4.33

Options granted with an exercise price above market price on the date of grant:

Chairman and CEO                         $        2.57                 --                 --
President and COO                        $        2.57                 --                 --
Non-executive directors                             --                 --                 --
Senior Management                        $        2.57                 --                 --
Other employees                                     --                 --                 --

Overall weighted average                 $        2.57                 --                 --


                          CONSOLIDATED WATER CO. LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (Expressed in United States dollars)


16. STOCK COMPENSATION (CONTINUED)

In calculating the fair value for these options under FAS 123 the Black-Scholes model was used with the following weighted average assumptions:

Options granted with an exercise price below market price on the date of grant:

                                   2000                1999                1998
                                   ----                ----                ----
Exercise price               $        6.70       $        4.37       $        2.68
Grant date market value      $        6.97       $        6.98       $        7.02
Risk free interest rate               6.56%               5.75%               4.75%
Expected life                    3.0 years           2.8 years           0.4 years
Expected volatility                  62.64%              72.55%              29.32%
Expected dividend yield               4.59%               3.46%               2.28%


Options granted with an exercise price above market price on the date of grant:

                                   2000                    1999               1998
                                   ----                    ----               ----
Exercise price               $         7.1                  --                 --
Grant date market value      $         7.0                  --                 --
Risk free interest rate                5.0%                 --                 --
Expected life                    3.2 years                  --                 --
Expected volatility                  62.57%                 --                 --
Expected dividend yield               4.57%                 --                 --


Weighted average fair value per share under FAS 123 for shares issued during the year below market price on the date of grant:

                                      2000                    1999                    1998
                               -------------------  ----------------------     -------------------
                                          WEIGHTED               WEIGHTED               WEIGHTED
                                          AVERAGE                AVERAGE                 AVERAGE
                               NUMBER   FAIR VALUE   NUMBER     FAIR VALUE     NUMBER   FAIR VALUE
                                 OF      PER SHARE     OF       PER SHARE       OF      PER SHARE
                               SHARES       US$       SHARES        US$        SHARES       US$
                               ------   ----------  --------    ----------     ------   ----------
Employee Share Plan            2,279      $ 7.00       9,768      $ 5.83       7,590      $ 4.58

Directors Share Plan           6,889      $ 7.13       2,400      $ 6.75          --          --


Overall weighted average       9,168      $ 7.09      12,168      $ 6.01       7,590      $ 4.58



17. TAXATION

Under current laws of the Cayman Islands, there are no income, estate, corporation, capital gains or other taxes payable by the Company. The Company has received a tax exemption with respect to their Belize operations. The exemption expires in 2006 and is renewable in accordance with the provisions of the license (Note 3).

                          CONSOLIDATED WATER CO. LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (Expressed in United States dollars)


18. GOVERNMENT ROYALTIES

Royalty expenses incurred during the year under the terms of the license to process and supply potable water, granted by the Government, amounted to $641,428 (1999: $560,441; 1998: $570,416). In accordance with the terms of the license, royalties are payable at the rate of 7.5% of gross water sales. Payments are made monthly in arrears.


19. PENSION BENEFITS

A staff pension scheme commenced during June 1995 and was offered to all employees, both full and part-time. The scheme is administered by the Cayman Islands Chamber of Commerce and is a defined contribution plan, whereby the Company matches the contribution of the first 5% of each participating employee's salary. The total amount recognized as an expense under the scheme during 2000 was $67,760 (1999: $48,554 1998: $45,537).


20. FINANCIAL INSTRUMENTS

CREDIT RISK:

Financial assets that potentially subject the Company to concentrations of credit risk consist principally of cash and accounts receivable. The majority of the Company's cash balances are placed with high credit quality financial institutions. With respect to accounts receivable, the Company's operations in Belize as described in Note 1 are concentrated with one customer. As a result, the Company is subject to credit risk to the extent of any non-performance by this customer. As at December 31, 2000 the Company was owed $348,959 from this customer. Credit risk with respect to the remainder of the accounts receivable balance is limited due to the large number of customers comprising the Company's customer base and the ability of the Company to withdraw supply in the event of non-payment.

INTEREST RATE RISK:

The interest rates and terms of the Company's loans and Water Purchase Agreement are presented in Notes 7 and 14 respectively.

FAIR VALUES:

At December 31, 2000 and 1999 the carrying amounts of cash and short term bank deposits and bank overdrafts, accounts receivable, accounts payable and accrued expenses approximated their fair values due to the short term maturities of these assets and liabilities. The Directors consider that the carrying amount for long term debt (Note 7) due to Royal Bank of Canada approximates fair value due to the characteristics of this debt. The fair value for long term debt due to European Investment Bank is approximately $1,207,000 (1999: $1,400,000) although this does not necessarily indicate that the Company could extinguish this debt for an amount lower than the carrying value. Fair value of this long term debt for which no market value is readily available is determined by the Company using predetermined future cash flows discounted at an estimated current incremental rate of borrowing for a similar liability. In establishing an estimated incremental rate, the Company has evaluated the existing transactions, as well as comparable industry and economic data and other relevant factors such as pending transactions, subsequent events and the amount the Company would have to pay a credit worthy third party to assume the liability, with the creditors legal consent.

                          CONSOLIDATED WATER CO. LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (Expressed in United States dollars)


21.  NON-CASH TRANSACTIONS

The Company made the following non-cash transactions:

                                                                 2000              1999             1998
                                                             -----------       -----------      -----------
Redemption of preferred stock and issue of replacement
ordinary shares of common stock at $Nil consideration
 (10,639, 14,835, and 210 shares respectively) (Note 8)      $    12,767       $    17,802      $       252
                                                             ===========       ===========      ===========


Preferred stock issued to employees at $Nil
consideration (2,279, 9,768, and 7,590 shares
respectively) (Note 8 and 16)                                $     2,735       $    11,722      $     9,108
Redemption of preferred stock at $Nil consideration
(200, nil, and nil  shares respectively) (Note 8)                   (240)               --               --
Ordinary shares of common stock issued under the
Directors Share Plan at $Nil consideration
(6,890, 2,400, and nil respectively) (Note 16)                    49,084            14,850               --
Additional paid in capital from stock options                         --           350,688           40,498
                                                             -----------       -----------      -----------

                                                             $    51,579       $   377,260      $    49,606
                                                             ===========       ===========      ===========

Reduction in additional paid in capital from
cancellation of treasury shares (Note 8)                     $ 1,315,678       $        --      $        --
                                                             ===========       ===========      ===========


Dividends declared but not paid (Note 6)                     $   401,965       $   266,585      $   257,117
                                                             ===========       ===========      ===========


Depreciation charges capitalized (Note 5)                    $    33,682       $    35,749      $    30,319
                                                             ===========       ===========      ===========


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None


                                    PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

OUR DIRECTORS AND EXECUTIVE OFFICERS

          Under our license with the Cayman Islands government, the Cayman Islands government must approve all of our executive officers and directors. This table lists information concerning our executive officers and directors:

          NAME                              AGE    POSITION WITH CONSOLIDATED WATER
          ----                              ---    --------------------------------
          Jeffrey M. Parker                 56     Director, Chairman of the board of directors
                                                   and Chief Executive Officer
          Frederick W. McTaggart            38     Director, President and Chief Operating
                                                   Officer
          Peter D. Ribbins                  53     Director - Special Projects
          Gregory S. McTaggart              37     Vice President - Operations
          Alexander S. Bodden               36     Vice President - Finance and Secretary
          J. Bruce Bugg, Jr.                46     Vice Chairman of the board of directors
          Brian E. Butler                   51     Director
          Steven A. Carr                    50     Director
          Richard L. Finlay                 42     Director
          Clarence B. Flowers, Jr.          45     Director
          Wilmer Pergande                   61     Director
          Raymond Whittaker                 47     Director


         JEFFREY M. PARKER has been a director of our company since 1980, the Chairman of the Board since 1982 and Chief Executive Officer since 1994. In addition to serving as our Chief Executive Officer and Chairman of the Board, Mr. Parker is a Chartered Accountant and practices at Moore Stephens in the Cayman Islands, a member of Moore Stephens International Ltd. From 1993 to 1995, Mr. Parker served as a director of The International Desalination Association representing the Caribbean & Latin America. Mr. Parker received his ACA designation as a chartered accountant in England and Wales in 1967, and his FCA designation in 1977.

         FREDERICK W. MCTAGGART has been a director of our company since April 1998, and the President and Chief Operating Officer since October 2000. From April 1994 to October 2000, Mr. McTaggart was the Managing Director of the Water Authority-Cayman, the government-owned water utility serving certain areas of the Cayman Islands. He received his B.S. degree in Building Construction from the Georgia Institute of Technology in 1985. Mr. McTaggart is the brother of Mr. Gregory S. McTaggart, the Vice President - Operations of our company.

         PETER D. RIBBINS is our Director-Special Projects and has served as a director since April 1989. Mr. Ribbins joined our company in 1983 as its General Manager, a position he held until 1989, when he was appointed Managing Director. He was appointed President and Chief Operating Officer in 1994 and resigned from that position in October 2000 for personal reasons. Mr. Ribbins obtained his B.S. degree in Kinanthropology from the University of Ottawa, Canada in 1971.

         GREGORY S. MCTAGGART is our Vice President-Operations. Mr. McTaggart joined our company in January 1991 as our resident engineer and has served in his current capacity since October 1994. For three years before joining us, Mr. McTaggart worked for the Caribbean Utilities Company as a mechanical engineer. Mr. McTaggart obtained his B.S. degree in Mechanical Engineering from the Georgia Institute of Technology in 1986. Mr. McTaggart is the brother of Frederick W. McTaggart, the President, Chief Operating Officer and a director of our company.

         ALEXANDER S. BODDEN is our Vice President-Finance and Secretary. Mr. Bodden joined our company in July 1993 as Financial Controller and was appointed Secretary in April 1994 and Vice President-Finance in October 1994. Before joining our company, Mr. Bodden worked with Price Waterhouse in the Audit and Business Services division. Mr. Bodden obtained his B.A. (Hons), in Accounting and Finance from the City of London University in 1985 and his ACA designation as a Chartered Accountant in England in 1990. Mr. Bodden will be leaving our company on April 5, 2001. Frederick W. McTaggart was elected by the board in February 2001 to replace Mr. Bodden as Chief Financial Officer upon his departure from the company.

         J. BRUCE BUGG, JR. has been our Vice-Chairman of the Board since April 1998. Mr. Bugg is also and has been since 1997, the Chairman of the Board of directors and Chief Executive Officer of Argyle Investment Co., the general partner of Argyle Partners Ltd., the sole general partner of Argyle/Cay-Water, Ltd. From 1996 to 1997, Mr. Bugg served as Vice Chairman of First Southwest Company and Chairman of its Investment Banking Group.

         BRIAN E. BUTLER has been a director of our company since 1983. Since 1977, Mr. Butler has been the principal of Columbus Developments Ltd., a property development company specializing in luxury resort projects in the Cayman Islands.

         STEVEN A. CARR has served as a director of our company since May 2000. Since 1994, Mr. Carr has been the President of Carr & Associates, a private investment firm located in Bryan, Texas. Before joining Carr & Associates, Mr. Carr held a variety of executive positions and participated in the ownership and management of a number of telecommunications ventures throughout the United States. Mr. Carr has served as an alternate director on our board of directors for his father, Hal N. Carr, since 1998. Mr. Carr is also currently a director of the First National Bank of Bryan. In addition to his business interests, Mr. Carr is an instructor at the College of Business Administration at Texas A&M University.

         RICHARD L. FINLAY has served as a director of our company since January 1995. Mr. Finlay is an attorney and partner with the Cayman Islands law firm of Charles Adams, Ritchie and Duckworth. Before joining this firm in 1993, he served as Director of Legal Studies of the Cayman Islands Government from 1989 to 1992. From 1983 to 1989, Mr. Finlay was a partner with the Canadian law firm of Olive, Waller, Zinkhan and Waller. Mr. Finlay has served as the Cayman Islands' representative to the International Company and Commercial Law Review and is a former editor of the Cayman Islands Law Bulletin.

         CLARENCE B. FLOWERS, JR. has been a director of our company since 1991. Mr. Flowers is and has been since 1985, the principal of Orchid Development Company, a real estate developer in the Cayman Islands. Mr. Flowers also serves as a director of C.L. Flowers & Son, which is the largest manufacturer of concrete blocks in the Cayman Islands.

         WILMER PERGANDE has been a director of our company since 1978. Mr. Pergande is the Vice-President of Special Projects of Osmonics, Inc. of Minnetonka, Minnesota, a publicly traded company and the third largest water treatment company in North America. Before joining Osmonics, Mr. Pergande was the Chief Executive Officer of Licon International, Inc., a publicly traded manufacturer of liquid processing equipment. Previously, Mr. Pergande held several executive positions with Mechanical Equipment Company, Inc., a manufacturer of seawater conversion equipment.

         RAYMOND WHITTAKER has served as a director of our company since November 1988. Mr. Whittaker was the Managing Director of TransOcean Bank & Trust, Ltd., a bank and trust company located in the Cayman Islands and a subsidiary of Johnson International, Inc., a bank holding company located in Racine, Wisconsin from October 1984 to December 2000. He is now the principal of his own company and management firm.

COMPOSITION OF THE BOARD OF DIRECTORS

         The board of directors is organized into three groups. Each group holds office for a three year periods and re-election of the board members is staggered so that two-thirds of the board members are not subject to re-election in any given year. The groups are organized alphabetically as follows:

         GROUP 1                  GROUP 2                     GROUP 3
         -------                  -------                     -------
         J. Bruce Bugg Jr.        Richard Finlay              Wilmer Pergande
         Brian Butler             Clarence Flowers, Jr        Peter D. Ribbins
         Steven A. Carr           Frederick McTaggart         Raymond Whittaker
                                  Jeffrey M. Parker

         Group 2 was re-elected at our annual shareholders' meeting in May 2000. Group 1 will be proposed for re-election during the year ended December 31, 2001 and then Group 3 during the year ended December 31, 2002. Hal N. Carr, a former director, resigned in May 2000 after twenty years of serving as a director and was replaced by his son, Steven A. Carr.

         Under our license, the Cayman Islands government may nominate three persons to serve on our board of directors. We must cause one of the persons nominated by the government to be elected as a director. Frederick W. McTaggart, was serving as a director who was elected as the government's nominee when he joined the company as President and COO in October 2000. The government has indicated that they intend to propose a new nominee in the near future.

         On April 17, 1997, Argyle/Cay-Water, Ltd. filed an application with the Cayman Islands government for permission to acquire up to 50% of our issued and outstanding shares. We did not support Argyle's attempt to gain control of our company. On July 22, 1997, the Cayman Islands government approved Argyle's application. J. Bruce Bugg, Jr. is the sole shareholder and manager of Argyle Investment Co., the general partner of Argyle Partners Ltd., the sole general partner of Argyle/Cay-Water, Ltd.

         On March 31, 1998, we reached an agreement with Argyle/Cay-Water, Ltd. During the five-year term of this agreement, we agreed to appoint Mr. Bugg as Vice Chairman of our board of directors in exchange for which Mr. Bugg and Argyle/Cay-Water, Ltd. agreed not to acquire more than 19.9% of the ordinary shares. Our main obligations under the agreement are to recommend to our shareholders the appointment of Mr. Bugg (or his successor) to the board of directors and, with several exceptions, to obtain Argyle/Cay-Water, Ltd.'s consent before issuing any of our securities.

         During the term of the agreement, Argyle/Cay-Water, Ltd. and Mr. Bugg may not participate in proxy solicitation, seek to control or influence our management, except in accordance with Mr. Bugg's duties as a director, or challenge the validity of the option deed.

ITEM 11. EXECUTIVE COMPENSATION

         The following table provides summary information concerning the annual and long-term compensation earned by the company's chief executive officer and each of the four other most highly compensated executive officers of the company during the fiscal years ended December 31, 2000, 1999 and 1998:

SUMMARY COMPENSATION TABLE

                                                     ANNUAL COMPENSATION                   LONG-TERM COMPENSATION
                                      --------------------------------------------------  -------------------------
                                                                                          SECURITIES
                                                                            OTHER ANNUAL  UNDERLYING     ALL OTHER
NAME AND PRINCIPAL POSITION           YEAR      SALARY          BONUS       COMPENSATION   OPTIONS     COMPENSATION
- ---------------------------           ----      ------          -----       ------------  --------     ------------
Jeffrey M. Parker
Chairman and Chief Executive          1998            --      $ 50,872            --        16,570      $ 88,699
Officer
                                      1999      $ 90,000        91,262            --         7,786            --

                                      2000        94,590       143,314            --        26,294            --


Frederick W. McTaggart
Director, President and               1998            --            --            --            --            --
Chief Operating Officer
                                      1999            --            --            --            --            --

                                      2000       116,400        21,171            --         5,609            --


Peter D. Ribbins
Director - Special Projects           1998       113,103        44.218            --        20,000            --

                                      1999       116,496        66,265            --        20,000            --

                                      2000       121,447        80,448            --         5,609            --


Alexander S. Bodden
Vice President Finance and            1998        76,902         5,071      $  3,488            --            --
Secretary
                                      1999        93,600        10,730         8,678            --            --

                                      2000        98,374        17,155         2,777        26,924            --


Gregory S. McTaggart
Vice President Operations             1998        76,902         5,071         7,608            --            --

                                      1999        79,209        10,730         8,678            --            --

                                      2000        83,248        17,155         1,808        20,193            --


         The salary shown in 2000 for Mr. Frederick McTaggart, who joined the company in October 2000, is annualized based upon a full year of employment. Mr. Frederick McTaggart's actual salary for 2000 was $24,772.


         All options granted to Mr. Parker in 1998 and 1999 have an exercise price of $2.50 per share and in 2000 they have an exercise price of $7.10 per share. The other compensation totaling $88,699 which was paid to Mr. Parker in 1998 was paid for services rendered to us by an accounting practice owned by

Mr. Parker. In 1999, the payment method regarding Mr. Parker's services was changed from a payment to the accountancy practice owned by Mr. Parker to a direct salary payment to Mr. Parker.

         All options granted to Mr. Ribbins in 1998 and 1999 have an exercise price of $2.50 per share and in 2000 they have an exercise price of $7.10 per share.

         All options granted to Mr. Frederick McTaggart in 2000 have an exercise price of $7.10 per share.

         The other annual compensation to Alexander Bodden and Gregory McTaggart is comprised of redeemable preferred shares issued to them under our share incentive plan. Under our share incentive plan, half of the redeemable preferred shares are issued as additional compensation at no cost to the employee and the employee may purchase, for cash, the balance at an exercise price of approximately 75% of the market price of the ordinary shares at the time of issuance. These shares issued to Messrs. Bodden and G. McTaggart has an issue price of $5.31 per share, $5.71 per share and $5.47 per share, in 1998, 1999 and 2000 respectively.

STOCK OPTION GRANTS

         The following table provides information, with respect to the chief executive officer and the other named executive officers listed in the Summary Compensation Table, concerning stock options granted on ordinary shares in fiscal year 2000:

                                                   % OF TOTAL                                        POTENTIAL REALIZABLE VALUE
                                                     OPTIONS                                           AT ASSUMED ANNUAL RATES
                                                     GRANTED                                         OF STOCK PRICE APPRECIATION
                                                       TO                                                  FOR OPTION TERM
                                                   EMPLOYEES                                      --------------------------------
                                  OPTIONS              IN          EXERCISE OR                      AT 5% ANNUAL   AT 10% ANNUAL
                                  GRANTED            FISCAL        BASE PRICE     EXPIRATION        GROWTH RATE     GROWTH RATE
NAME                                (#)               YEAR           ($/SH)          DATE               ($)              ($)
- ----                              -------          ---------       -----------    ----------       ------------    ---------------
Jeffrey M. Parker                 26,924               19%             7.10         03/15/04           27,538           57,768


Frederwick W. McTaggart            5,609                5%             7.10         03/15/04            5,737           12,035


Peter D. Ribbins                   5,609                5%             7.10         03/15/04            5,737           12,035


Alexander S. Bodden               26,924               19%             7.10         03/15/04           27,538           57,768


Gregory S. McTaggart              20,193               15%             7.10         03/15/04           20,653           43,326



 Market value on grant date (December 31, 2000) of these options was U.S. $7.00.

STOCK OPTION HOLDINGS

         The following table provides information, with respect to the chief executive officer and the other named executive officers listed in the Summary Compensation Table, concerning the holding of unexercised options at the end of fiscal year 2000:

                                                                   NUMBER OF SECURITIES             VALUE OF UNEXERCISED
                                                                  UNDERLYING UNEXERCISED                IN-THE-MONEY
                                                               OPTIONS AT FISCAL YEAR END       OPTIONS AT FISCAL YEAR END
                                                             -------------------------------  -----------------------------
                                   SHARES
                                  ACQUIRED        VALUE
                                ON EXERCISE      REALIZED    EXERCISABLE       UNEXERCISABLE  EXERCISABLE     UNEXERCISABLE
NAME                                (#)             ($)          (#)                (#)           ($)              ($)
- ----                            -----------      --------    -----------       -------------  -----------     -------------
Jeffrey M. Parker                    --              --          34,710              --          54,502              --


Frederwick W. McTaggart              --              --           5,609              --              --              --


Peter D. Ribbins                     --              --          65,609              --         420,000              --


Alexander S. Bodden                  --              --          26,924              --              --              --


Gregory S. McTaggart                 --              --          20,193              --              --              --



SHARE INCENTIVE PLAN

         Since April 8, 1987, we have maintained a share incentive plan for our long-term employees who are not directors. To become eligible for the share incentive plan, an employee must complete four years of service with us and then retain the shares for an additional four years before he can transfer or sell the shares. We may, at our option, offer to exchange the redeemable preferred shares issued to the employee for an equal number of freely tradable ordinary shares at any time during the four year holding period. Within the four year holding period, if an employee ceases to be employed by our company, our company, at the sole discretion of the board of directors, may redeem the redeemable shares held by that employee for less than four years at the price which the employee originally paid for the shares.

         Under the plan, employees are issued redeemable preferred shares on an annual basis at no cost based on a formula which takes into consideration the employee's salary and the total dividend paid to ordinary shareholders as a percentage of the total shareholder's equity in each year. In addition, the employee is granted an option to purchase an equal number of redeemable preferred shares at approximately 75% of the average market price of the ordinary shares. The exercise price is determined during the ten days after our annual shareholder's meeting. This option expires, unless exercised by the employee, within forty (40) days after the date of our annual shareholder's meeting. Since we adopted the share incentive plan, our employees, who are currently in the plan, have acquired 93,108 redeemable preferred shares, of which 59,474 have been redeemed for an equal number of ordinary shares.

SHARE GRANT PLAN

         In 1999, we implemented a share grant plan for our directors who are not executive officers or serving as the Cayman Islands' government representative on our board. Under this plan, a director receives ordinary shares based upon the number of board and committee meetings that the director attends during the year. Each board meeting is worth the share equivalent of a $1,200 fee and each committee meeting is worth the share equivalent of a $600 fee. Attendance fees are accumulated throughout the year and then divided by the prevailing market price on October 1st of the preceding year to determine the number of shares to be granted for the current year. On October 1, 2000 the directors as a group received 6,889 ordinary shares at the prevailing market price of $6.75 per share.

EMPLOYMENT AGREEMENTS

         We entered into an employment agreement with Jeffrey M. Parker, our Chairman of the Board of directors and Chief Executive Officer. Mr. Parker devotes at least 75% of his working time to our company and the remainder of his working time to his accountancy practice. This agreement, as amended, was originally scheduled to expire on December 31, 2001, although it extends automatically each year for an additional one year term. If we terminate Mr. Parker without cause, he is entitled to all financial benefits under the agreement for a period of two years and any unvested stock options for the year in which Mr. Parker is terminated automatically vest and become fully exercisable. Under prior employment agreements, in each of the four years ended December 31, 1995, 1996, 1997 and 1998, Mr. Parker was granted an option to purchase that number of ordinary shares which was equal to 2.5% of our net profit before dividends or extraordinary items for that year. The exercise price of these options was $2.50 per share. For each of the three years ended December 31, 1999, 2000 and 2001, Mr. Parker has been or will be granted an option to purchase that number of ordinary shares which equals 1% of our net profit for that year. The exercise price of the options granted in 1999 is $2.50 per share, and the exercise price of the options to be granted in 2000 is $7.10 per share and the exercise price of the options to be granted in 2001 will be equal to the average of the closing market price of the ordinary shares on each of the first seven trading days in the month of October of 2001. In August 1997 and March 1999, Mr. Parker exercised options to purchase 101,705 and 29,010 ordinary shares, respectively, representing all the options that were accrued to Mr. Parker on those dates. All options granted to Mr. Parker after March 1999 expire on the third anniversary of the date of the Auditor's Report on the financial statements for the year of grant.

         In addition to serving as our Chairman of the Board and Chief Executive Officer, Mr. Parker owns an accountancy practice in the Cayman Islands. Until 1999, we paid the accountancy practice for services rendered to us by Mr. Parker through his practice. In 1999, we began paying Mr. Parker directly for his services.

         We entered into an employment agreement with Frederick W. McTaggart, our President and Chief Operating Officer. The agreement is scheduled to expire on October 16, 2003, although it extends automatically each year for an additional one year term. If we terminate Mr. Frederick McTaggart without cause, he is entitled to all financial benefits under the agreement for a period of two years and any unvested stock options for the year in which Mr. Frederick McTaggart is terminated automatically vest and become fully exercisable. For the year ended December 31, 2000, Mr. Frederick McTaggart was granted an option to purchase 5,609 ordinary shares at an exercise price of $7.10. Mr. Frederick McTaggart shall be granted an option to purchase that number of ordinary shares which equals 1% of our net profit for that year. The exercise price of the options to be granted will be equal to the average of the closing market price of the ordinary shares on each of the first seven trading days in the month of October of that financial year. All options granted to Mr. Frederick McTaggart expire on the third anniversary of the date of the Auditor's Report on the financial statements for the year of grant.

         We entered into an employment agreement with Peter D. Ribbins, our former President and Chief Operating Officer and currently Director - Special Projects. The agreement fixes the salary of Mr. Ribbins until October 31, 2003 and thereafter it will be determined by mutual consent. In each of the five years ended December 31, 1995, 1996, 1997, 1998 and 1999, Mr. Ribbins was granted an option to purchase 20,000 ordinary shares at an exercise price of $2.50 per share. For the year ended December 31, 2000, Mr. Ribbins was granted an option to purchase 5,609 ordinary shares at an exercise price of $7.10. In May 1999, Mr. Ribbins exercised options to purchase 60,000 ordinary shares. All options granted to Mr. Ribbins expire on the third anniversary of the date of the Auditor's Report on the financial statements for the year of grant.

         We entered into an employment agreement with Alex Bodden, our Vice President of Finance and Secretary. This agreement was originally scheduled to expire on August 31, 2000, although it extends automatically each year for an additional one year term. Under the agreement, if we terminate Mr. Bodden without cause, he is entitled to all financial benefits under the agreement for a period of one year. For each year beginning in 2000, Mr. Bodden will be granted an option to purchase that number of ordinary shares which equals 1% of our net profit for that year. The exercise price of the options to be granted to Mr. Bodden will be equal to the average of the closing market price of the ordinary shares on each of the first seven trading days in the month of October of the year in which the options are granted. All options granted to Mr. Bodden expire on the third anniversary of the date of the Auditor's Report on the financial statements for the year of grant. As a result of the option grant described above, Mr. Bodden will no longer be eligible to participate in the share incentive plan for fiscal years after 1999.

         We entered into an employment agreement with Gregory McTaggart, our Vice President of Operations. This agreement was originally scheduled to expire on August 19, 2001, although it extends automatically each year for an additional one year term. Under the agreement, if we terminate Mr. Gregory McTaggart without cause, he is entitled to all financial benefits under the agreement for a period of one year. For each year beginning in 2000, Mr. Gregory McTaggart will be granted an option to purchase that number of ordinary shares which equals 0.75% of our net profit for that year. The exercise price of the options to be granted to Mr. Gregory McTaggart will be equal to the average of the closing market price of the ordinary shares on each of the first seven trading days in the month of October of the year in which the options are granted. All options granted to Mr. Gregory McTaggart expire on the third anniversary of the date of the Auditor's Report on the financial statements for the year of grant. As a result of the option grant described above, Mr. Gregory McTaggart will no longer be eligible to participate in the share incentive plan for fiscal years after 1999.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

         The table below sets forth the beneficial ownership of our ordinary shares, par value CI$1.00 per share, of which 3,862,943 are outstanding as of March 19, 2001, and our redeemable preference shares, par value CI$1.00 per share, of which 33,634 are outstanding as of March 19, 2001 by:

         o each person or entity that we know beneficially owns more than 5% of our ordinary shares or redeemable preference shares;

         o        each of our executive officers and directors; and

         o        all of our officers and directors as a group.

         TITLE OF                IDENTITY OF                           AMOUNT        PERCENTAGE
         CLASS                   PERSON OR GROUP                        OWNED         OF CLASS
         -----                   ---------------                       ------        -----------
         Ordinary Shares         Argyle/Cay-Water, Ltd.               477,662          12.4%


         Ordinary Shares         Jeffrey M. Parker,                   191,826           4.9%
                                 Chairman of the Board




         Ordinary Shares         Frederick W. McTaggart,                5,709              *
                                 Director, President and Chief
                                 Operating Officer

         Ordinary Shares         Peter D. Ribbins,                     65,609           1.7%
                                 Director - Special Projects


         Ordinary Shares         Gregory S McTaggart,                  30,709              *
                                 Vice President Operations

         Ordinary Shares         Alexander S. Bodden,                  34,167              *
                                 Vice President Finance and
                                 Secretary

         Ordinary Shares         J. Bruce Bugg, Jr.,                  537,662          13.7%
                                 Vice Chairman of the Board of
                                 directors

         Ordinary Shares         Brian E. Butler,                      15,250              *
                                 Director

         Ordinary Shares         Steven A. Carr,                       42,353           1.1%
                                 Director

         Ordinary Shares         Richard L. Finlay,                     7,507              *
                                 Director

         Ordinary Shares         Clarence B. Flowers, Jr.,                  0              *
                                 Director

         Ordinary Shares         Wilmer Pergande,                       2,432              *
                                 Director

         Ordinary Shares         Raymond Whittaker,                    28,000              *
                                 Director

         Ordinary Shares         Directors and Executive              961,224          23.9%
                                 Officers as a Group
                                 (12 persons)

         Redeemable              Alexander S. Bodden,                     644           1.9%
         Preference Shares       Vice President Finance and
                                 Secretary

         Redeemable              Abel Castillo                          5,092          15.1%
         Preference Shares       Operations Manager


         Redeemable              Gregory McTaggart                        248           1.0%
         Preference Shares       Vice President Operations


         Redeemable              Margaret Julier,                       4,851          14.4%
         Preference Shares       Office Manager


         Redeemable              Directors and Executive                  892           2.7%
         Preference Shares       Officers as a group (2 persons)


         An asterisk (*) in the above table indicates less than one percent

         The address for Jeffrey Parker, Frederick McTaggart, Peter Ribbins, Gregory McTaggart, Alexander Bodden, Abel Castillo and Margaret Julier is as follows: c/o Consolidated Water Co. Ltd., Trafalgar Place, West Bay Road, P.O. Box 1114GT, Grand Cayman, B.W.I. The address for each of J. Bruce Bugg Jr. and Argyle/Cay-Water, Ltd. is c/o Argyle Investment Corp., 1599 Nations Bank Plaza, 300 Convent Street, San Antonio, Texas 77802. The address for Brian Butler is P.O. Box 2581GT, Grand Cayman, B.W.I.. The address for Steven A. Carr c/o Carr & Associates, 4103 South Texas Avenue, Suite 209, Bryan, Texas 77802. The address for Richard Finlay is P.O. Box 709GT, Grand Cayman, B.W.I.. The address for Clarence Flowers, Jr. is P.O. Box 2581GT, Grand Cayman, B.W.I.. The address for Wilmer Pergande is 3724 Bengal Road, Gulf Breeze, Florida 32561. The address for Raymond Wittaker is P.O. Box 1959GT, Grand Cayman, B.W.I.

         Unless otherwise indicated, to our knowledge, the persons named in the table above have sole voting and investment power with respect to the shares listed. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares issuable under stock options exercisable within 60 days after December 31, 2000 are deemed outstanding for that person but are not deemed outstanding for computing the percentage of ownership of any other person. Of the 191,826 ordinary shares owned by Mr. Parker, 34,080 of these shares are ordinary shares underlying options granted to Mr. Parker which may be exercised within 60 days after December 31, 2000. Of the 5,709 ordinary shares owned by Mr. Frederick McTaggart, 5,609 are ordinary shares underlying options granted to Mr. Frederick McTaggart which may be exercised within 60 days after December 31, 2000. Of the 65,609 ordinary shares owned by Mr. Ribbins, all of such shares underlie options granted to Mr.
Ribbins which may be exercised within 60 days after December 31, 2000. Mr. Bugg is deemed the beneficial owner of the 477,662 ordinary shares held by Argyle/Cay-Water, Ltd.. Of the 537,662 ordinary shares beneficially owned by Mr. Bugg, 60,000 are ordinary shares underlying options granted to Mr. Bugg which may be exercised within 60 days after December 31, 2000. Of the 30,709 ordinary shares owned by Mr. Gregory McTaggart, 20,193 are ordinary shares underlying options granted to Mr. Gregory McTaggart which may be exercised within 60 days after December 31, 2000. Of the 34,167 ordinary shares held by Mr. Bodden 4,476 are owned by Mr. Bodden and his wife as joint tenants, over which they share voting and investment power and 26,924 are ordinary shares underlying options granted to Mr. Bodden which may be exercised within 60 days after December 31, 2000. Of the 28,000 ordinary shares held by Mr. Whittaker. Mr. Whittaker has shared voting power over 22,000 shares.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         As consideration for J. Bruce Bugg, Jr.'s services to us as Vice-Chairman of the board of directors, on July 20, 1999, we granted to Mr. Bugg options to purchase 30,000 ordinary shares at $6.00 per share, exercisable until May 1, 2002. There was no trading of the Company's ordinary shares on July 20, 1999. The market price of the ordinary shares was $7.50 on July 21, 1999. On May 1, 2000, we granted to Mr. Bugg options to purchase an additional 30,000 ordinary shares at $6.75 per share, which was the market price of the ordinary shares on October 1, 1999. These additional 30,000 options are exercisable until May 1, 2003.

         The options granted to Mr. Bugg, Jr., as well as all the employment agreements with Messrs. Frederick W. McTaggart, Ribbins, Parker, Bodden and Gregory S. McTaggart, were approved by a majority of the disinterested members of the board of directors. It is management's opinion that all agreements set forth in this section were on terms no less favorable than could have been obtained from unaffiliated parties.

                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND REPORTS ON FROM 8-K

   (a)   1.       Financial Statements

         The financial statements found in ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA for the year ended December 31, 2000 is incorporated herein by reference.

         2.       Financial Statement Schedules
                  None

         3.       Exhibits

         EXHIBIT
         NUMBER   EXHIBIT DESCRIPTION
         -------  -------------------

         3.1 Amended and Restated Memorandum of Association of Consolidated Water Co. Ltd., dated December 4, 1998 (incorporated by reference to the exhibit filed as part of our Form 20-F for the fiscal year ended December 31, 1998, Commission File No. 0-25248).

         3.2 Amended and Restated Articles of Association of Consolidated Water Co. Ltd., dated December 4, 1998 (incorporated by reference to the exhibit filed as part of our Form 20-F for the fiscal year ended December 31, 1998, Commission File No. 0-25248).

         10.1 License Agreement, dated July 11, 1990, between Cayman Water Company Limited and the Government of the Cayman Islands (incorporated herein by reference to the exhibit filed as a part of our Form 20-F dated December 7, 1994, Commission File No. 0-25248).

         10.2 First Amendment to License Agreement, dated September 18, 1990, between Cayman Water Company Limited and the Government of the Cayman Islands. (incorporated herein by reference to the exhibit filed as a part of our Form 20-F dated December 7, 1994, Commission File No. 0-25248).

         10.3 Second Amendment to License Agreement, dated February 14, 1991, between Cayman Water Company Limited and the Government of the Cayman Islands. (incorporated herein by reference to the exhibit filed as a part of our Form 20-F dated December 7, 1994, Commission File No. 0-25248).

         10.4 License Agreement, dated October 26, 1992, between Cayman Island Government-Portfolio of Communications, Works and Agriculture and Cayman Water Company Limited for the supply of non-potable water to SafeHaven Ltd. (incorporated herein by reference to the exhibit filed as a part of our Form 20-F dated December 7, 1994, Commission File No. 0-25248).

         10.5 Amendment to License Agreement, dated November 12, 1992, between Cayman Island Government -- Portfolio of Communications, Works and Agriculture and Cayman Water Company Limited for the supply of non-potable water to SafeHaven Ltd. (incorporated herein by reference to the exhibit filed as a part of our Form 20-F dated December 7, 1994, Commission File No. 0-25248).

         10.6 Service Agreement, dated October 27, 1992, between Cayman Water Company Limited and SafeHaven Ltd. (incorporated herein by reference to the exhibit filed as a part of our Form 20-F dated December 7, 1994, Commission File No. 0-25248).

         10.7 Amendment to Service Agreement, dated November 25, 1992, between Cayman Water Company Limited and SafeHaven Ltd. (incorporated herein by reference to the exhibit filed as a part of our Form 20-F dated December 7, 1994, Commission File No. 0-25248).

         10.8 Amendment to Service Agreement, dated September 4, 1995, between Cayman Water Company Limited and SafeHaven Ltd. (incorporated herein by reference to the exhibit filed as a part of our Registration Statement on Form F-1 dated March 26, 1996, Commission File No. 333-00038).

         10.9 Water Purchase Agreement #2, dated October 14, 1994, between Cayman Water Company Limited and Ocean Conversion (Cayman) Limited. (incorporated herein by reference to the exhibit filed as a part of our Form 20-F dated December 7, 1994, Commission File No. 0-25248).

         10.10 Water Purchase Agreement #3, dated October 21, 1994, between Cayman Water Company Limited and Ocean Conversion (Cayman) Limited. (incorporated herein by reference to the exhibit filed as a part of our Form 20-F dated December 7, 1994, Commission File No. 0-25248).

         10.11 Water Purchase Agreement #3 (Revision #2), dated December 29, 2000, between Consolidated Water Co. Ltd. and Ocean Conversion (Cayman) Limited.

         10.12 Water Supply Agreement, dated December 18, 2000, between Consolidated Water Co. Ltd. and South Bimini International ltd.

         10.13 Employment Agreement, dated August 30, 2000, between Consolidated Water Co. Ltd. and Peter D. Ribbins.

         10.14 Engagement Agreement, dated December 30, 1998 between Consolidated Water Co. Ltd. and Jeffrey Parker (incorporated herein by reference to the exhibit filed as part of our Registration Statement on Form F-2 dated May 17, 2000, Commission File No. 333-35356).

         10.15 Amendment of Engagement Agreement, dated October 26, 1999, between Consolidated Water Co. Ltd. and Jeffrey Parker (incorporated herein by reference to the exhibit filed as part of our Registration Statement on Form F-2 dated May 17, 2000, Commission File No. 333-35356).

         10.16 Second Amendment of Engagement Agreement, dated March 21, 2000, between Consolidated Water Co. Ltd. and Jeffrey Parker (incorporated herein by reference to the exhibit filed as part of our Registration Statement on Form F-2 dated May 17, 2000, Commission File No. 333-35356).

         10.17 Employment Contract, dated July 12, 2000, between Consolidated Water Co. Ltd. and Frederick W. McTaggart.

         10.18 Employment Contract, dated August 19, 1998, between Cayman Water Company Limited and Gregory Scott McTaggart (incorporated herein by reference to the exhibit filed as part of our Registration Statement on Form F-2 dated May 17, 2000, Commission File No. 333-35356).

         10.19 First Amendment to Employment Contract, dated April 17, 2000, between Consolidated Water Co. Ltd. and Gregory Scott McTaggart (incorporated herein by reference to the exhibit filed as part of our Registration Statement on Form F-2 dated May 17, 2000, Commission File No. 333-35356).

         10.20 Employment Contract, dated August 31, 1997, between Cayman Water Company Limited and Alexander S. Bodden (incorporated herein by reference to the exhibit filed as part of our Registration Statement on Form F-2 dated May 17, 2000, Commission File No. 333-35356).

         10.21 First Amendment to Employment Contract, dated April 17, 2000, between Consolidated Water Co. Ltd. and Alexander S. Bodden (incorporated herein by reference to the exhibit filed as part of our Registration Statement on Form F-2 dated May 17, 2000, Commission File No. 333-35356).

         10.22 Letter Agreement, dated August 2, 1999, between Consolidated Water Co. Ltd. and J. Bruce Bugg (incorporated herein by reference to the exhibit filed as part of our Registration Statement on Form F-2 dated May 17, 2000, Commission File No. 333-35356).

         10.23 Specimen Service Agreement, between Cayman Water Company Limited and consumers (incorporated herein by reference to the exhibit filed as part of our Registration Statement on Form F-1 dated March 26, 1996).

         10.24 Summary Share Grant Plan for Directors (incorporated herein by reference to the exhibit filed as part of our Registration Statement on Form F-2 dated May 17, 2000, Commission File No. 333-35356).

         10.25 Agreement, dated March 31, 1998, among Argyle/Cay-Water Limited, J. Bruce Bugg and Cayman Water Company Limited (incorporated herein by reference to the exhibit filed as part of our Form 20-F for the fiscal year ended December 31, 1997, Commission File No. 0-25248).

         10.26 Option Deed, dated August 6, 1997, between Cayman Water Company Limited and American Stock Transfer & Trust Company (incorporated herein by reference to the exhibit filed on our Form 6-K, dated August 7, 1997, Commission File No. 0-25248).

         10.27 Stock Option Agreement, dated December 15, 1998, between Consolidated Water Co. Ltd. and R. Jerry Falkner (incorporated herein by reference to the exhibit filed as part of our Registration Statement on Form F-2 dated May 17, 2000, Commission File No. 333-35356).

         10.28 Agreement, dated April 20, 1999, among Consolidated Water Co. Ltd., Ellesmere Britannia Ltd., Cayman Hotel & Golf, Inc. and Hyatt Britannia Corporation (incorporated herein by reference to the exhibit filed on our Form 20-F, for the fiscal year ended December 31, 1998, Commission File No. 0-25248).

         10.29 Settlement Agreement, dated April 20, 1999, among Consolidated Water Co. Ltd., Ellesmere Britannia Ltd., Cayman Hotel & Golf, Inc. and Hyatt Britannia Corporation (incorporated herein by reference to the exhibit filed on our Form 20-F, for the fiscal year ended December 31, 1998, Commission File No. 0-25248).

         10.30 Consulting Agreement, dated November 17, 1998, between Cayman Water Company Limited and R.J. Falkner & Company, Inc. (incorporated herein by reference to the exhibit filed as part of our Registration Statement on Form F-2 dated May 17, 2000, Commission File No. 333-35356).

         10.31 Agreement, dated July 24, 1995, between Cayman Water Company Limited and Galleon Beach Resort Limited (incorporated herein by reference to the exhibit filed as part of our Registration Statement on Form F-2 dated May 17, 2000, Commission File No. 333-35356).

         10.32 Agreement, dated February 9, 1994, between Cayman Water Company Limited and Widar Ltd. (incorporated herein by reference to the exhibit filed as part of our Registration Statement on Form F-2 dated May 17, 2000, Commission File No. 333-35356).

         10.33 Credit Facility Agreement, dated December 30, 1998, between Consolidated Water Co. Ltd. and Royal Bank of Canada (incorporated herein by reference to the exhibit filed as part of our Registration Statement on Form F-2 dated May 17, 2000, Commission File No. 333-35356).

         10.34 Finance Contract, dated October 3, 1991, between European Investment Bank and Cayman Water Company Limited (incorporated herein by reference to the exhibit filed as part of our Form 20-F, dated December 7, 1994, Commission File No. 0-25248).

         10.35 Warrant issued to Joseph Roberts & Co., Inc. (incorporated herein by reference to the exhibit filed as part of our Registration Statement on Form F-1 dated March 26, 1996, Commission File No. 333-00038).

         10.36 Credit Facility Agreement, dated March 22, 2000, between Consolidated Water Co. Ltd. and Royal Bank of Canada (incorporated herein by reference to the exhibit filed as part of Post-Effective Amendment No. 1 to our Registration Statement on Form F-2 dated May 22, 2000).

         10.37 Debenture, dated June 1, 1979, among Cayman Water Company Limited, The Royal Bank of Canada, Philip Lustig and Cayman Public Utilities, Ltd. (incorporated herein by reference to the exhibit filed as part of Post-Effective Amendment No. 1 to our Registration Statement on Form F-2 dated May 22, 2000).

         10.38 Deed, dated April 30, 1981, between Cayman Water Company Limited and The Royal Bank of Canada (incorporated herein by reference to the exhibit filed as part of Post-Effective Amendment No. 1 to our Registration Statement on Form F-2 dated May 22, 2000).

         10.39 Second Deed, dated March 10, 1983, between Cayman Water Company Limited and The Royal Bank of Canada (incorporated herein by reference to the exhibit filed as part of Post-Effective Amendment No. 1 to our Registration Statement on Form F-2 dated May 22, 2000).

         10.40 Third Deed, dated December 6, 1984, between Cayman Water Company Limited and The Royal Bank of Canada (incorporated herein by reference to the exhibit filed as part of Post-Effective Amendment No. 1 to our Registration Statement on Form F-2 dated May 22, 2000).

         10.41 Fourth Deed, dated August 31, 1989, between Cayman Water Company Limited and The Royal Bank of Canada. (incorporated herein by reference to the exhibit filed as part of Post-Effective Amendment No. 1 to our Registration Statement on Form F-2 dated May 22, 2000).

         10.42 Fifth Deed, dated June 16, 1992, between Cayman Water Company Limited and The Royal Bank of Canada (incorporated herein by reference to the exhibit filed as part of Post-Effective Amendment No. 1 to our Registration Statement on Form F-2 dated May 22, 2000).

         10.43 Variation of Debenture, dated October 11, 1999, between Consolidated Water Co. Ltd. and The Royal Bank of Canada (incorporated herein by reference to the exhibit filed as part of Post-Effective Amendment No. 1 to our Registration Statement on Form F-2 dated May 22, 2000).

         10.44 Collateral Charge, dated June 1, 1979, between Cayman Water Company Limited and The Royal Bank of Canada (incorporated herein by reference to the exhibit filed as part of Post-Effective Amendment No. 1 to our Registration Statement on Form F-2 dated May 22, 2000).

         10.45 Deed, dated June 1, 1979, between Cayman Water Company Limited, The Royal Bank of Canada and Philip Lustig (incorporated herein by reference to the exhibit filed as part of Post-Effective Amendment No. 1 to our Registration Statement on Form F-2 dated May 22, 2000).

         10.46 Variation of Charge, dated April 30, 1981, between Cayman Water Company Limited and The Royal Bank of Canada (incorporated herein by reference to the exhibit filed as part of Post-Effective Amendment No. 1 to our Registration Statement on Form F-2 dated May 22, 2000).

         10.47 Collateral Charge to a Variation of Debenture, dated October 11, 1999, between Consolidated Water Co. Ltd. and Royal Bank of Canada (incorporated herein by reference to the exhibit filed as part of Post-Effective Amendment No. 1 to our Registration Statement on Form F-2 dated May 22, 2000).

         10.48 Second Debenture of Cayman Water Company Limited, dated July 16, 1992, together with Second Collateral Charge dated July 23, 1992 (incorporated by reference to the exhibit filed as part of our Form 20-F, dated December 7, 1994, Commission file No. 0-25248).

         10.49 Lease of Part, dated October 13, 2000, between Consolidated Water Co. Ltd. and Colmar LTD.

         10.50 Water Purchase Agreement #3 (Revision #1), dated January 10, 1995, between Cayman Water Company Limited and Ocean Conversion (Cayman) Limited.

         21       Subsidiaries of the Registrant.

         23       Consent of PricewaterhouseCoopers.


(b)      Reports on Form 8-K

         No reports on Form 8-K were filed by the Registrant during the last quarter of Fiscal 2000.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  CONSOLIDATED WATER CO. LTD.



                                  By: /s/  Jeffrey M. Parker
                                      -----------------------------------------
                                      Jeffrey M. Parker
                                      Chairman of the Board of directors and
                                      Chief Executive Officer

Dated: March 30, 2001

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         SIGNATURE                               TITLE                                   DATE
         ---------                               -----                                   ----

By:      /s/  Jeffrey M. Parker
         ----------------------------------------
         Jeffrey M. Parker                       Chairman of the Board of directors      March 30, 2001
                                                 and Chief Executive Officer

By:      /s/  Frederick W. McTaggart
         ----------------------------------------
         Frederick W. McTaggart                  Director, President and Chief           March 30, 2001
                                                 Operating Officer

By:      /s/  Peter D. Ribbins
         ----------------------------------------
         Peter D. Ribbins                        Director - Special Projects             March 30, 2001


By:      /s/  Alexander S. Bodden
         ----------------------------------------
         Alexander S. Bodden                     Vice President - Finance and Secretary  March 30, 2001

By:      /s/  J. Bruce Bugg, Jr.
         ----------------------------------------
         J. Bruce Bugg, Jr.                      Vice Chairman of the Board of           March 30, 2001
                                                 directors

By:      /s/  Brian E. Butler
         ----------------------------------------
         Brian E. Butler                         Director                                March 30, 2001




By:      /s/  Steven A. Carr
         ----------------------------------------
         Steven A. Carr                          Director                                March 30, 2001


By:      /s/  Richard L. Finlay
         ----------------------------------------
         Richard L. Finlay                       Director                                March 30, 2001


By:      /s/  Clarence B. Flowers, Jr.
         ----------------------------------------
         Clarence B. Flowers, Jr.                Director                                March 30, 2001


By:      /s/  Wilmer Pergande
         ----------------------------------------
         Wilmer Pergande                         Director                                March 30, 2001


By:      /s/  Raymond Whittaker
         ----------------------------------------
         Raymond Whittaker                       Director                                March 30, 2001



                              INDEX TO EXHIBITS


         10.11 Water Purchase Agreement #3 (Revision #2), dated December 29, 2000, between Consolidated Water Co. Ltd. and Ocean Conversion (Cayman) Limited.

         10.12 Water Supply Agreement, dated December 18, 2000, between Consolidated Water Co. Ltd. and South Bimini International ltd.

         10.13 Employment Agreement, dated August 30, 2000, between Consolidated Water Co. Ltd. and Peter D. Ribbins.

         10.17 Employment Contract, dated July 12, 2000, between Consolidated Water Co. Ltd. and Frederick W. McTaggart.

         10.49 Lease of Part, dated October 13, 2000, between Consolidated Water Co. Ltd. and Colmar LTD.

         10.50 Water Purchase Agreement #3 (Revision #1), dated January 10, 1995, between Cayman Water Company Limited and Ocean Conversion (Cayman) Limited.

         21       Subsidiaries of the Registrant.

         23       Consent of PricewaterhouseCoopers.