Form 10-Q
period 2001-03-31
CONSOLIDATED WATER CO LTD
filed 2001-05-15
CIK 928340

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(MARK ONE)

       [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended MARCH 31, 2001

                                       OR

       [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transaction period from __________ to __________

                         Commission File Number: 0-25248

                           CONSOLIDATED WATER CO. LTD.
     ----------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

            CAYMAN ISLANDS                                         N/A
----------------------------------------------              -------------------
(State or other jurisdiction of incorporation                (I.R.S. Employer
or organization)                                            Identification No.)

   TRAFALGAR PLACE, WEST BAY ROAD, P.O. BOX 1114GT,
                 GRAND CAYMAN, B.W.I.                               N/A
---------------------------------------------------         -------------------
       (Address of principal executive offices)                 (Zip Code)

Registrant's Telephone number, including area code:  (345) 945-4277

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes [X] No [ ]

As at May 11, 2001, there were 3,882,943 of the registrant's ordinary shares of common stock, with CI$ 1.00 par value, outstanding.

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

                                TABLE OF CONTENTS


SECTION     DESCRIPTION                                                                     PAGE
-------     -----------                                                                     ----
PART I      FINANCIAL INFORMATION

  Item 1.   Financial Statements

            Condensed Consolidated Balance Sheets as of March 31, 2001 and
               December 31, 2000......................................................         1

            Condensed Consolidated Statements of Income for each of the Three
               Months ended March 31, 2001 and 2000 ..................................         2

            Condensed Consolidated Statements of Cash Flows for each of the
               Three Months ended March 31, 2001 and 2000.............................         3

            Notes to Condensed Consolidated Financial Statements......................         4

  Item 2.   Management's Discussions and Analysis of Financial Condition and
               Results of Operations..................................................         7

  Item 3.   Quantitative and Qualitative Disclosures about Market Risk................         9

PART II     OTHER INFORMATION

  Item 6.   Exhibits and Reports on Form 8-K..........................................         10

SIGNATURES ...........................................................................         11



FORWARD-LOOKING STATEMENTS

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

                         PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                           CONSOLIDATED WATER CO. LTD.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                      (Expressed in United States Dollars)

                                                   MARCH 31,      DECEMBER 31,
                                                     2001           2000
                                                 -----------      -----------
ASSETS

CURRENT ASSETS
     Cash and cash equivalents                       330,592          250,837
     Accounts receivable                           1,607,001        1,488,729
     Spares inventory                                191,861          120,014
     Inventory of water                               47,669           34,219
     Prepaid expenses and other assets               442,414          299,499
                                                 -----------      -----------
Total current assets                               2,619,537        2,193,298

     Property, plant and equipment                17,831,831       17,643,891
     Intangible asset                              1,960,962        2,008,483
                                                 -----------      -----------

Total assets                                     $22,412,330      $21,845,672
                                                 ===========      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Bank overdrafts                                 892,557          703,331
     Dividends payable                               401,477          401,965
     Accounts payable and other liabilities        1,335,052        1,448,364
     Current portion of long term debt               219,580          219,580
                                                 -----------      -----------
Total current liabilities                          2,848,666        2,773,240

     Long term debt                                1,131,986        1,131,986
     Security deposit                                 52,763           52,763
     Advances in aid of construction                  41,090           41,090
                                                 -----------      -----------
Total liabilities                                  4,074,505        3,999,079
                                                 -----------      -----------

STOCKHOLDERS' EQUITY
     Common stock                                  4,655,774        4,635,774
     Additional paid-in capital                    6,756,749        6,726,749
     Vested redeemable preferred stock                11,983           11,983
     Non-vested redeemable preferred stock            28,378           28,378
     Retained earnings                             6,884,941        6,443,709
                                                 -----------      -----------
Total stockholders' equity                        18,337,825       17,846,593
                                                 -----------      -----------

Total liabilities and stockholders' equity       $22,412,330      $21,845,672
                                                 ===========      ===========


                  The accompanying information and notes are an integral part of these condensed consolidated financial statements

                           CONSOLIDATED WATER CO. LTD.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                      (Expressed in United States Dollars)

                                              THREE MONTHS     THREE MONTHS
                                             ENDED MARCH 31,   ENDED MARCH 31,
                                                  2001              2000
                                             ---------------   ---------------

Water sales                                     2,857,204         2,563,052
Cost of water sales                            (1,483,389)       (1,368,365)
                                              -----------       -----------

Gross profit                                    1,373,815         1,194,687
                                              -----------       -----------

Indirect expenses                                (647,360)         (444,859)
                                              -----------       -----------

Income from operations                            726,455           749,828
                                              -----------       -----------

Other income:
     Interest income                                   30               118
     Other income                                 104,405           115,211
                                              -----------       -----------

                                                  104,435           115,329
                                              -----------       -----------

Net income                                    $   830,890       $   865,157
                                              ===========       ===========


Basic earnings per share                      $      0.21       $      0.28
                                              ===========       ===========

Diluted earnings per common share             $      0.21       $      0.27
                                              ===========       ===========

Dividends declared per share                  $      0.10       $      0.08
                                              ===========       ===========

Weighted average number of common shares used in the determination of:

Basic earnings per share                        3,866,921         3,076,961
                                              ===========       ===========

Diluted earnings per share                      3,973,521         3,183,450
                                              ===========       ===========


                  The accompanying information and notes are an integral part of these condensed consolidated financial statements

                           CONSOLIDATED WATER CO. LTD.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                      (Expressed in United States Dollars)


                                                           THREE MONTHS      THREE MONTHS
                                                          ENDED MARCH 31,   ENDED MARCH 31,
                                                               2001            2000
                                                          ---------------   ---------------
NET CASH FLOWS PROVIDED BY OPERATING ACTIVITIES               676,906         843,867
                                                            ---------       ---------

CASH FLOWS USED IN INVESTING ACTIVITIES
   Purchase of property, plant and equipment                 (446,231)       (693,193)
                                                            ---------       ---------

Net cash used in investing activities                        (446,231)       (693,193)
                                                            ---------       ---------

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES
   Net proceeds from issuance of common stock                  50,000         323,231
   Repurchase of common stock                                      --        (494,375)
   Principal payments of long term debt                            --         (25,004)
   Principal payment under water purchase agreement                --         (86,076)
   Dividends paid                                            (390,146)       (266,512)
   Increase in short term bank overdraft                      189,226         880,061
                                                            ---------       ---------

Net cash provided by (used in) financing activities          (150,920)        331,325
                                                            ---------       ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS                      79,755         481,999

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD              250,837          22,146
                                                            ---------       ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                  $ 330,592       $ 504,145
                                                            =========       =========




                  The accompanying information and notes are an integral part of these condensed consolidated financial statements

                           CONSOLIDATED WATER CO. LTD.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

       (Expressed in United States dollars except where stated otherwise)



The accompanying financial statements should be read in conjunction with the 2000 Annual Report for the Company on Form 10-K. The interim condensed consolidated financial statements are unaudited, but in the opinion of management, reflect all adjustments necessary for a fair presentation of results for such periods. All adjustments are of a normal recurring nature.

1. PRINCIPAL ACTIVITY AND STATUS

Consolidated Water Co. Ltd. (the "Company") and its wholly-owned subsidiaries (together the "Group") use reverse osmosis technology to produce fresh water from seawater. The Group processes and supplies water to its customers in Grand Cayman, Cayman Islands as well as Ambergris Caye, Belize. The Company's exclusive license in Grand Cayman allows it to process and supply water in certain areas of Grand Cayman for a period of twenty years from July 11, 1990 in addition to having a right of first refusal on the extension or renewal thereof. The Group also has a contract with Belize Water Services Ltd. of Belize to supply water to Belize Water Services Ltd. in Ambergris Caye expiring in 2011. At the expiry of the contract, Belize Water Services Ltd. may at its option extend the term of the agreement or purchase the plant outright. The base price of water supplied by the Group, and adjustments thereto, are determined by the terms of the license and contract, which provides for adjustments based upon the movement in the government price indices specified in the license and contract respectively, as well as monthly adjustments for changes in the cost of energy.

2. SEGMENTED INFORMATION

On July 21, 2000, the Company acquired a 100% stake in Belize Water Ltd. that has been consolidated in these condensed financial statements. In addition, on December 18, 2000, the Company entered into an agreement with South Bimini International Ltd., a Bahamian company, to provide water to property in South Bimini Island, Bahamas. Though operations have not yet begun as at March 31, 2001, equipment presently located in the United States, with a carrying value of $307,395, will be transferred to the Bahamas for use on this project. In addition, costs to date of $527,530 for deposits on additional equipment and costs related to construction in progress will be capitalized on this project.

                           CONSOLIDATED WATER CO. LTD.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

       (Expressed in United States dollars except where stated otherwise)



2. SEGMENTED INFORMATION (CONTINUED)

Under FAS 131 `Disclosure about Segments of an Enterprise and Related Information' the supply of water to Cayman Islands, Belize and Bahamas are considered by management as separate business segments. Previously the Group's operations in the Cayman Islands was the only reportable business segment and as such, segmented information for the three months ended March 31, 2000 has not been reproduced below. The basis of measurement of segment information is similar to that adopted for the financial statements.


                                           AS AT MARCH 31, 2001 AND FOR THE THREE MONTHS THEN ENDED
                                      -----------------------------------------------------------------
                                      CAYMAN ISLANDS           BELIZE           BAHAMAS           TOTAL
                                      --------------           ------           -------           -----
  Water sales                             2,537,292           319,912               --        2,857,204
  Other income                              104,435                --               --          104,435
  Cost of water sales                     1,311,384           172,005               --        1,483,389
  Indirect expenses                         608,186            39,174               --          647,360
  Net income                                722,157           108,733               --          830,890
  Property, plant and equipment          15,366,563         1,630,343          834,925       17,831,831



During the year expenses totaling $9,557 were paid by the parent Company and expensed in the Belize subsidiary.

3. CONTINGENCIES AND COMMITMENTS

The license that the Company has with the government of the Cayman Islands (the "Government") requires it to obtain approval from the Government for an issuance or transfer of shares which (a) exceeds 5% of the issued shares of our company, or (b) would, upon registration, result in any shareholder owning more than 5% of the issued share capital of the Company.

More than 5% of the ordinary shares of common stock are registered in the name of Cede and Co., the nominee for the Depository Trust Company, which is a clearing agency for shares held by participating banks and brokers. The Company does not believe that these shareholdings by Cede and Co. constitute a breach of the intent of the license. The Company believes that the purpose of this clause of the license is to allow the Government to approve significant shareholders of the Company. Cede and Co. and Depository Trust Company, however, act solely as the nominee for banks and brokers, and have no beneficial ownership in the ordinary shares of common stock. Nevertheless, the Company's Cayman Islands legal counsel ("Legal Council") has advised it that the shareholdings by Cede & Co. are probably a technical breach of our license.

                           CONSOLIDATED WATER CO. LTD.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

       (Expressed in United States dollars except where stated otherwise)



3. CONTINGENCIES AND COMMITMENTS (CONTINUED)

In August and September 1994, the Company completed an offering of 400,000 ordinary shares of common stock under Rule 504 of Regulation D of the Securities Act of 1933. In September 1995, the Company completed a private placement of 100,000 ordinary shares of common stock plus warrants to subscribe for an additional 100,000 ordinary shares of common stock under Regulation S of the Securities Act 1933. In April 1996 and May 2000, the Company completed a public offering of 515,000 and 773,000 ordinary shares, respectively. Based upon the advice of Legal Counsel, the Company determined that the license did not require the Government's approval to complete these offerings. However, if a court determined that the Government's approval of these offerings was required under the license, the Company would be in breach of the license. Legal Counsel has advised the Company that in order to make this determination, a court would have to disagree with the Company's interpretation of the license and dismiss several defenses that would be available to the Company. These defenses include acquiescence and waiver on the part of the Government with respect to these offerings.

Further, the Company received a letter dated June 1, 2000, from an official in the Government, stating that a public offering of the ordinary shares of common stock that was completed in 1996 was a breach of the license. The letter is not clear as to whether the Government views the public offering completed in 2000 as a breach of our license. The Company responded to this letter and stated that we do not believe that it is in breach of the license. A meeting with officials of the Government, to discuss this matter, was held on June 16, 2000 in accordance with the Government's suggestion in the June 1st letter. The Company has been advised by Legal Counsel that the June 1st letter from the Government does not constitute a formal "notice of breach of the license" as contemplated in the license. In November 2000 the Cayman Islands elected a new government. We met with a representative of the new government in December 2000 and discussions regarding this matter are ongoing. Other than pursuing discussions of this matter with the new Government, no other actions are presently being pursued by the Company to "cure" any such alleged breaches.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THREE MONTHS ENDED MARCH 31, 2001

WATER SALES AND OTHER INCOME ("TOTAL INCOME")

Total income increased by 10.6% from $2,678,381 to $2,961,639 for the three months ended March 31, 2000 and 2001, respectively. Total income increased as a result of several factors. The automatic inflation adjustment on our operations in the Cayman Islands led to an increase in prices for most of our customers by an average of 2.7%. The addition of the operations of Belize Water Ltd. as of July 21, 2000 increased total income $319,912 for the three months ended March 31, 2001. All sales in Belize are to one customer, Belize Water Services Ltd., a public company that recently acquired the assets of Belize Water and Sewerage Authority, which was a government statutory corporation. The terms of our contract have not changed after the privatization of Belize Water and Sewerage Authority.

Total water sales increased by 11.5% from $2,563,052 to $2,857,204 for the three months ended March 31, 2000 and 2001, respectively. Water sales from our Cayman Islands operations were flat when comparing this reporting period to the same period in 2000. Although tourism arrival figures are not yet available from the Cayman Islands government for the first quarter of 2001, we believe, based on a sales analysis of the our largest commercial customers, that tourism slightly declined when comparing this reporting period to the same period in 2000. We believe that this decline was due to an overall slow down in the United States economy during the first quarter of 2001. Tourists from the United States have historically made up the largest portion of the Cayman Islands tourism market. In addition, sales to two of our large customers, who use water for irrigation purposes, were 61.2% lower in January 2001 when compared to January 2000. Although rainfall data is not published for our license area in the Cayman Islands, there were periods of heavy rainfall in late December 2000 and the early part of January 2001 and this, coupled with the lower temperatures experienced at that time of year, accounted for our lower sales. Sales data for April 2001 indicates that our sales in the Cayman Islands will meet expected target levels for that period. The addition of the operations of Belize Water Ltd. added $319,912 to income for the three months ended March 31, 2001. Water sales generated by our Belize operations were approximately 36% higher when comparing this reporting period to the same period in 2000. We believe these higher sales have resulted because the water production capacity of our reverse osmosis water plant was less than sales demand prior to April 2000 when the plant capacity was increased, by the previous owners, from 237,000 to 421,000 U.S. gallons per day. While early 2001 results for Belize indicate an increasing trend, it may not be indicative of future results because of production limitations in early 2000.

EXPENSES

Cost of water sales increased by 8.4% from $1,368,365 to $1,483,389 for the three months ended March 31, 2000 and 2001, respectively. The addition of the operations of Belize Water Ltd. as of July 21, 2000 increased cost of water sales $172,005 for the three months ended March 31, 2001. Cost of water sales increased as a result of higher water sales.

Gross profit margins increased from 46.6% to 48.1% for the three months ended March 31, 2000 and 2001, respectively. The net impact was gross profit margins increased as a result of reduced energy expense at our West Bay, Cayman Islands reverse osmosis water plant. Lower energy expense resulted from the installation of our new energy recovery system in late March 2000.

Indirect expenses increased by 45.5% from $444,859 to $647,360 for the three months ended March 31, 2000 and 2001, respectively. Of this increase, 85.4% is due to additional audit, legal and professional fees incurred because of the increased voluntary SEC reporting, as well as, the addition of the new executive position, Director of Special Projects and increased costs incurred in this quarter resulting from the replacement of our former C.F.O., who left the Company on April 6, 2001. Our Belize operations which were acquired in July 2000 and did not affect the March 31, 2000 amounts, increased indirect expenses during the reporting period by $29,617. This increase reflects 14.6% of the total increase. As a percentage of our total income, indirect expenses were at 16.6% and 21.9% for the three months ended March 31, 2000 and 2001, respectively.

NET INCOME

Net income declined slightly from $865,157 to $830,890 for the three months ended March 31, 2000 and 2001, respectively. This decline is primarily due to increased indirect expenses as disclosed in the previous section entitled "Expenses".

LIQUIDITY AND CAPITAL RESOURCES

OVERVIEW

We generate cash from our operations in the Cayman Islands and Belize, from the sale of our shares, and through our loans and facilities obtained from two banks. Cash flow is impacted by operating and maintenance expenses, the timeliness and adequacy of rate increases (excluding automatic adjustments to our rates for inflation and electricity costs), and various factors affecting tourism in the Cayman Islands and Belize, such as weather conditions and the economy. We use cash to fund our operations in the Cayman Islands and Belize, to make payments under our operating agreement with Ocean Conversion Ltd. for our Governor's Harbour, Cayman Islands plant, to expand our infrastructure, to pay dividends, to repay principal on our loans and to repurchase our shares when appropriate.

OPERATING ACTIVITIES

Cash from operating activities for the three months ended March 31, 2000 and 2001 was $843,867 and $676,906, respectively. This decrease was primarily due to an increase in our non-cash working capital. When comparing the three months ended March 31, 2000 and 2001 we had an increase in our trade accounts receivable due to our increased customer base and extended credit to Belize Water Services Ltd., and a decrease in our trade accounts payable due to increased controls and timelier payments of payables.

INVESTING ACTIVITIES

Cash used in investing activities for the three months ended March 31, 2000 and 2001 was $693,193 and $446,231, respectively. This decrease is primarily due to reduced expenditures for new property, plant and equipment. During the first quarter of 2001, we commenced construction of our new water production and distribution system in Bimini, Bahamas. We also continued to expand our water distribution system in the Cayman Islands by constructing pipelines to service several new developments within our franchise area. During the similar period in 2000, investing activities consisted primarily of the installation of a new energy recovery system and the expansion of our water production plant in West Bay, Cayman Islands, and the completion of a major pipeline extension within our franchise area in the Cayman Islands.

FINANCING ACTIVITIES

Cash generated from financing activities for the three months ended March 31, 2000 was $331,325, compared to cash used of $150,920 for the three months ended March 31, 2001. During the first quarter 2001, the primary financing activity was the payment of our interim quarterly dividend of $0.10 per share. This was offset by a small issuance of ordinary shares of common stock, due to a director exercising certain options, as well as, an increase in our short term bank overdraft. During the same period during 2000, we had a substantial increase in our short term bank overdraft, as well as, an issuance of common stock. These cash amounts were offset by a repurchase of 79,100 ordinary shares of common stock at $6.25 per share from a shareholder whose assets were being liquidated and the payment of our interim quarterly dividend of $0.08 per share.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not use derivative financial instruments for speculative trading purposes and as of March 31, 2001 have not been a party to any financial instruments or contracts that expose us to material market risk.

                           PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         EXHIBIT NO.       DESCRIPTION
         -----------       -----------

         None

(b)      Reports on Form 8-K

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

Dated: May 14, 2001