Form 10-Q
period 2001-06-30
CONSOLIDATED WATER CO LTD
filed 2001-08-14
CIK 928340

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(MARK ONE)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended JUNE 30, 2001

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transaction period from _______________ to _______________

                         Commission File Number: 0-25248

                           CONSOLIDATED WATER CO. LTD.
     ----------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


       CAYMAN ISLANDS                                  N/A
----------------------------               ------------------------------------
(State or other jurisdiction               (I.R.S. Employer Identification No.)
of incorporation or organization)

  TRAFALGAR PLACE, WEST BAY ROAD, P.O. BOX 1114 GT,
                GRAND CAYMAN, B.W.I.                                     N/A
-----------------------------------------------------                ----------
(Address of principal executive offices)                             (Zip Code)

Registrant's Telephone number, including area code:  (345) 945-4277

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes [X] No [ ]

As at June 30, 2001, there were 3,882,943 of the registrant's ordinary shares of common stock, with CI$ 1.00 par value, outstanding.

EXCHANGE RATES

Unless otherwise indicated, all dollar amounts are in United States Dollars and references to "$", "U.S.", or "U.S. $" are to United States Dollars.

The official fixed exchange rate for conversion of CI$ into U.S.$, as determined by the Cayman Islands Monetary Authority, has been fixed since April 1974 at U.S. $1.20 per CI$1.00.

The official fixed exchange rate for conversion of BZE$ into U.S.$, as determined by the Central Bank of Belize, has been fixed since 1976 at U.S.$
0.50 per BZE$ 1.00.

                                TABLE OF CONTENTS

SECTION              DESCRIPTION                                                                       PAGE
-------              -----------                                                                       ----
PART I               FINANCIAL INFORMATION
  Item 1.            Financial Statements

                     Condensed Consolidated Balance Sheets as at June 30, 2001 and
                        December 31, 2000......................................................          1
                     Condensed Consolidated Statements of Income for each of the Three and Six
                        Months ended June 30, 2001 and 2000....................................          2
                     Condensed Consolidated Statements of Cash Flows for each of the
                        Six Months ended March 31, 2001 and 2000...............................          3
                     Notes to Condensed Consolidated Financial Statements......................          4
  Item 2.            Management's Discussions and Analysis of Financial Condition and Results
                        of Operations..........................................................          9
  Item 3.            Quantitative and Qualitative Disclosures about Market Risk................         11

PART II              OTHER INFORMATION
  Item 2.            Changes in Securities and Use of Proceeds.................................         12
  Item 4.            Submission of Matters to a Vote of Security Holders.......................         12
  Item 6.            Exhibits and Reports on Form 8-K..........................................         12

SIGNATURE          ............................................................................         13



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

                         PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                           CONSOLIDATED WATER CO. LTD.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                      (Expressed in United States Dollars)


                                                      JUNE 30,          DECEMBER 31,
                                                        2001                2000
                                                    -----------         -----------
ASSETS

CURRENT ASSETS
     Cash and cash equivalents                          552,938             250,837
     Accounts receivable                              1,489,176           1,488,729
     Spares inventory                                   169,882             120,014
     Inventory of water                                  47,299              34,219
     Prepaid expenses and other assets                  304,166             299,499
                                                    -----------         -----------
Total current assets                                  2,563,461           2,193,298

Property, plant and equipment                        18,276,750          17,643,891
Intangible asset                                      1,912,234           2,008,483
Investments                                              12,451                  --
                                                    -----------         -----------
Total assets                                        $22,764,896         $21,845,672
                                                    ===========         ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

     Bank overdraft/short term bank loan                439,386             703,331
     Dividends payable                                  498,544             401,965
     Accounts payable and other liabilities           1,170,214           1,448,364
     Current portion of long term debt                  350,667             219,580
                                                    -----------         -----------
Total current liabilities                             2,458,811           2,773,240

Long term debt                                        1,392,686           1,131,986
Security deposit                                         52,763              52,763
Advances in aid of construction                          39,174              41,090
                                                    -----------         -----------
Total liabilities                                     3,943,434           3,999,079
                                                    -----------         -----------

STOCKHOLDERS' EQUITY
     Common stock                                     4,655,774           4,635,774
     Additional paid-in capital                       6,756,749           6,726,749
     Vested redeemable preferred stock                   11,983              11,983
     Non-vested redeemable preferred stock               28,378              28,378
     Retained earnings                                7,368,578           6,443,709
                                                    -----------         -----------
Total stockholders' equity                           18,821,462          17,846,593
                                                    -----------         -----------
Total liabilities and stockholders' equity          $22,764,896         $21,845,672
                                                    ===========         ===========



                  The accompanying information and notes are an integral part of these condensed consolidated financial statements

                           CONSOLIDATED WATER CO. LTD.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                      (Expressed in United States Dollars)

                                                            THREE MONTHS ENDED                        SIX MONTHS ENDED
                                                                 JUNE 30,                                 JUNE 30,
                                                    --------------------------------          --------------------------------
                                                        2001                 2000                 2001                 2000
                                                    -----------          -----------          -----------          -----------
Water sales                                           3,000,866            2,379,353            5,858,071            4,942,405
Cost of water sales                                  (1,614,969)          (1,295,271)          (3,098,358)          (2,663,636)
                                                    -----------          -----------          -----------          -----------
Gross profit                                          1,385,897            1,084,082            2,759,713            2,278,769
                                                    -----------          -----------          -----------          -----------
Indirect expenses                                      (614,468)            (533,575)          (1,261,828)            (988,709)
                                                    -----------          -----------          -----------          -----------
Income from operations                                  771,429              550,507            1,497,885            1,290,060
                                                    -----------          -----------          -----------          -----------
Other income:
     Interest income                                        782               16,504                  812               16,622
     Other income                                       103,121               99,991              207,525              215,203
                                                    -----------          -----------          -----------          -----------
                                                        103,903              116,495              208,337              231,825
                                                    -----------          -----------          -----------          -----------
Net income                                          $   875,332          $   667,002          $ 1,706,222          $ 1,521,885
                                                    ===========          ===========          ===========          ===========

Basic earnings per share (Note 5)                   $      0.22          $      0.20          $      0.44          $      0.47
                                                    ===========          ===========          ===========          ===========
Diluted earnings per common share (Note 5)          $      0.22          $      0.19          $      0.43          $      0.46
                                                    ===========          ===========          ===========          ===========
Dividends declared per share                        $      0.10          $      0.08          $      0.20          $      0.16
                                                    ===========          ===========          ===========          ===========

Weighted average number of common
shares used in the determination of:

Basic earnings per share (Note 5)                     3,879,646            3,373,747            3,871,343            3,198,591
                                                    ===========          ===========          ===========          ===========
Diluted earnings per share (Note 5)                   3,993,668            3,470,423            3,978,420            3,289,857
                                                    ===========          ===========          ===========          ===========



                  The accompanying information and notes are an integral part of these condensed consolidated financial statements

                           CONSOLIDATED WATER CO. LTD.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                      (Expressed in United States Dollars)


                                                           SIX MONTHS ENDED     SIX MONTHS ENDED
                                                                JUNE 30,             JUNE 30,
                                                           -----------------    ----------------
                                                                   2001                 2000
                                                              -----------          -----------
NET CASH FLOWS PROVIDED BY OPERATING ACTIVITIES                 2,081,449            1,957,342
                                                              -----------          -----------

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES

   Purchase of property, plant and equipment                   (1,167,588)            (825,168)
   Purchase of investments                                        (12,450)                  --
   Proceeds from sale of equipment                                  4,200                1,590
                                                              -----------          -----------


Net cash used in investing activities                          (1,175,838)            (823,578)
                                                              -----------          -----------

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES

   Net proceeds from issuance of common stock                      50,000            5,362,731
   Repurchase of common stock                                          --             (494,375)
   Principal payment under water purchase agreement                    --             (178,161)
   Drawdown of new credit facility                                500,000                   --
   Principal payments of long term debt                          (108,213)            (776,955)
   Dividends paid                                                (781,352)            (530,757)
   Repayment of short term bank overdraft / loan                 (263,945)            (651,606)
                                                              -----------          -----------

Net cash provided by (used in) financing activities              (603,510)           2,730,877
                                                              -----------          -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                         302,101            3,864,641

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                  250,837               22,146
                                                              -----------          -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                    $   552,938          $ 3,886,787
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

1. PRINCIPAL ACTIVITY AND STATUS

Consolidated Water Co. Ltd. (the "Company") and its wholly-owned subsidiaries (together the "Group") use reverse osmosis technology to produce fresh water from seawater. The Group processes and supplies water to its customers in Grand Cayman, Cayman Islands, Ambergris Caye, Belize as well as South Bimini, Bahamas. The Company's exclusive license in Grand Cayman allows it to process and supply water in certain areas of Grand Cayman for a period of twenty years from July 11, 1990 in addition to having a right of first refusal on the extension or renewal thereof. The Group also has a contract with Belize Water Services Ltd. of Belize to supply water to Belize Water Services Ltd. in Ambergris Caye expiring in 2011. At the expiry of the contract, Belize Water Services Ltd. may at its option extend the term of the agreement or purchase the plant outright. In addition, on July 11, 2001 the Company commenced producing and supplying water under an agreement with South Bimini International Ltd., a Bahamian company, to provide water to properties in South Bimini Island, Bahamas. The base price of water supplied by the Group, and adjustments thereto, are determined by the terms of the license and contracts, which provides for adjustments based upon the movement in the government price indices specified in the license and contracts respectively, as well as monthly adjustments for changes in the cost of energy.

2. SEGMENTED INFORMATION

On July 21, 2000, the Company acquired a 100% stake in Belize Water Ltd. that has been consolidated in these condensed financial statements. In addition, on December 18, 2000, the Company entered into the agreement with South Bimini International Ltd., and although operations have not yet begun as at June 30, 2001, equipment with a carrying value of $307,395, has been transferred to the Bahamas for use on this project and are currently included in property, plant and equipment. Property, plant and equipment also includes costs to June 30, 2001 of $866,454 for purchases of additional equipment and costs related to construction in progress that will be capitalized on this project. As the Bahamian operations did not commence until July 11, 2001 no revenues or expenses have been generated for the periods reported.

                           CONSOLIDATED WATER CO. LTD.

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

       (Expressed in United States dollars except where stated otherwise)


2. SEGMENTED INFORMATION (CONTINUED)

Under FAS 131 `Disclosure about Segments of an Enterprise and Related Information' the supply of water to Cayman Islands, Belize and Bahamas are considered by management as separate business segments. Previously the Group's operations in the Cayman Islands was the only reportable business segment and as such, segmented information for the six months ended June 30, 2000 has not been reproduced below. The basis of measurement of segment information is the same as that adopted for the condensed financial statements.


                                             AS AT JUNE 30, 2001 AND FOR THE SIX MONTHS THEN ENDED
                                        ---------------------------------------------------------------
                                        CAYMAN
                                        ISLANDS             BELIZE              BAHAMAS           TOTAL
                                        -------             ------              -------           -----
Water sales                            5,190,441            667,630                 --          5,858,071
Other income                             207,555                782                 --            208,337
Cost of water sales                    2,741,030            357,328                 --          3,098,358
Indirect expenses                      1,182,743             79,085                 --          1,261,828
Net income                             1,474,223            231,999                 --          1,706,222
Property, plant and equipment         15,509,221          1,593,680          1,173,849         18,276,750


During the six months ended June 30, 2001 expenses totaling $19,114 were paid by Consolidated Water Co. Ltd. and expensed in the Belize subsidiary.



3. CONTINGENCIES AND COMMITMENTS

The license that the Company has with the government of the Cayman Islands (the "Government") requires it to obtain approval from the Government for an issuance or transfer of shares which (a) exceeds 5% of the issued shares of our company, or (b) would, upon registration, result in any shareholder holding more than 5% of the issued share capital of the Company.

More than 5% of the ordinary shares of common stock are registered in the name of Cede and Co., the nominee for the Depository Trust Company, which is a clearing agency for shares held by participating banks and brokers. The Company does not believe that these shareholdings by Cede and Co. constitute a breach of the intent of the license. The Company believes that the purpose of this clause of the license is to allow the Government to approve significant shareholders of the Company. Cede and Co. and Depository Trust Company, however, act solely as the nominee for banks and brokers, and have no beneficial ownership in the ordinary shares of common stock. Nevertheless, the Company's Cayman Islands legal counsel ("Legal Counsel") has advised it that the shareholdings by Cede & Co. may well be a technical breach of the Company's license.

                           CONSOLIDATED WATER CO. LTD.

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

       (Expressed in United States dollars except where stated otherwise)


3. CONTINGENCIES AND COMMITMENTS (CONTINUED)

In August and September 1994 and in September 1995, the Company completed private placements of an aggregate of 500,000 ordinary shares of common stock and warrants to purchase an additional 100,000 ordinary shares of common stock. In April 1996 and May 2000, the Company completed public offerings of 515,000 and 773,000 ordinary shares, respectively. Based upon the advice of Legal Counsel, the Company determined that the license did not require the Government's approval to complete these offerings. However, if a court determined that the Government's approval of these offerings was required under the license, the Company would be in breach of the license. Legal Counsel has advised the Company that in order to make this determination, a court would have to disagree with the Company's interpretation of the license and dismiss several defenses that would be available to the Company. These defenses include acquiescence and waiver on the part of the Government with respect to these offerings.

The Company received a letter dated June 1, 2000, from an official in the Government, stating that the Company's April 1996 public offering of the ordinary shares of common stock was a breach of the license. The letter is not clear as to whether the Government views the public offering completed in 2000 as a breach of our license. The Company has advised the Government that it does not believe that it is in breach of the license. The Company has been advised by Legal Counsel that the June 1st letter from the Government does not constitute a "notice of breach of the license" as contemplated in the license. In June and December 2000, the Company met with representatives of the Government to discuss this matter. Other than providing the Company with it's June 1, 2000 letter the Government has not taken any other action in connection with the Company's license to date.

4. IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board issued two standards. A summary of these standards is given below:

Statement of Financial Accounting Standard No. 141, "Business Combinations" (FAS
141) addresses financial accounting and reporting for business combinations. It requires all business combinations covered by the scope of the Standard to be accounted for using the purchase method. It is effective for business combinations initiated after June 30, 2001 and business combinations completed July 1, 2001 and later which use the purchase method of accounting. Although the Company has no pending business combinations that would be affected by this statement, the requirements of this statement will be considered in any business combination contemplated in the future.

                           CONSOLIDATED WATER CO. LTD.

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

       (Expressed in United States dollars except where stated otherwise)


4. IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets" (FAS 142) addresses financial accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. It requires that goodwill and other intangible assets having indefinite useful lives be tested annually for impairment using a fair-value based test and prohibits amortization. Assets having finite useful lives would continue to be amortized over those lives. The Standard also provides specific guidance for testing goodwill and other intangible assets for impairment and also requires additional disclosures concerning goodwill and other intangible assets. FAS 142 is effective for fiscal years beginning after December 15, 2001 and must be applied to all goodwill and other intangible assets recognized in financial statements as of the start of that fiscal year. Impairment losses resulting from the initial application of the Standard are to be reported as resulting from a change in accounting principle. At this time, the Company does not believe the adoption of the Standard will have an impact on its financial position or results of operations. However, the evaluation of the impact has not yet been completed.

5. EARNINGS PER SHARE

Basic earnings per share is calculated by dividing the net profit attributable to stockholders by the weighted average number of ordinary shares of common stock in issue during the year, excluding the average number of ordinary shares of common stock purchased by the Company and held as treasury shares.

The net income and weighted average number of ordinary shares of common stock and potential ordinary shares figures used in the determination of the basic and diluted earnings per ordinary share of common stock are summarized as follows:

                          CONSOLIDATED WATER CO. LTD.

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Expressed in United States dollars except where stated otherwise)

5. EARNINGS PER SHARE (CONTINUED)

                                                  THREE MONTHS ENDED         SIX MONTHS ENDED
                                                       JUNE 30,                  JUNE 30,
                                                -----------------------   -----------------------
                                                   2001         2000         2001         2000
                                                ----------   ----------   ----------   ----------
Net income used in determination of diluted
  earnings per ordinary share of common stock   $  875,332   $  667,002   $1,706,222   $1,521,885
Less:
Dividends paid on non-vested redeemable
  preferred stock                                   (2,365)      (1,892)      (4,730)      (3,784)
Earnings attributable to vested redeemable
  preferred stock                                   (2,239)      (1,720)      (4,365)      (3,926)
                                                ----------   ----------   ----------   ----------
Net income available to holders of ordinary
  shares of common stock in the determination
  of basic earnings per ordinary share of
  common stock                                  $  870,728   $  663,390   $1,697,127   $1,514,175
                                                ==========   ==========   ==========   ==========
Weighted average number of ordinary shares of
  common stock in the determination of basic
  earnings per ordinary share of common stock    3,879,646    3,373,747    3,871,343    3,198,591
Plus:
Weighted average number of redeemable
  preferred stock outstanding during the year       33,634       37,136       33,634       39,086
Potential dilutive effect of unexercised
  options                                           80,388       54,745       73,443       46,702
Potential dilutive effect of unexercised
  warrants                                              --        4,795           --        5,478
                                                ----------   ----------   ----------   ----------
Weighted average number of shares used for
  determining diluted earnings per ordinary
  share of common stock                          3,993,668    3,470,423    3,978,420    3,289,857
                                                ==========   ==========   ==========   ==========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE AND SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO THREE AND SIX MONTHS ENDED JUNE 30, 2001

WATER SALES AND OTHER INCOME ("TOTAL INCOME")

Total income increased by 24.4% from $2,495,848 to $3,104,769 for the three months ended June 30, 2000 and 2001, respectively, and by 17.2% from $5,174,230 to $6,066,408 for the six months ended June 30, 2000 and 2001, respectively. Total income increased as a result of several factors. The automatic inflation adjustment on our operations in the Cayman Islands led to an increase in prices for most of our customers by an average of 2.7%. In addition, there was respectively, a 8.9% and 1.9%, increase in the number of normal operating gallons sold over the same periods in the prior year, and finally, the addition of the operations of Belize Water Ltd. as of July 21, 2000 increased total income $348,500 for the three months ended June 30, 2001, representing 57.2% of the increase and $668,412 for the six month ended June 30, 2001, representing 74.9% of the increase. All sales in Belize are to one customer, Belize Water Services Ltd., a public company that recently acquired the assets of Belize Water and Sewerage Authority, which was a government statutory corporation. The terms of our contract have not changed as a result of the privatization of Belize Water and Sewerage Authority.

Total water sales increased by 26.1% from $2,379,353 to $3,000,866 for the three months ended June 30, 2000 and 2001, respectively and 18.5% from $4,942,405 to $5,858,071 for the six months ended June 30, 2000 and 2001, respectively. During the three months ended June 30, 2001, non-budgeted sales of $112,409 were made to one customer, which comprise 18.1% of the total increase for three months ended June 30, 2001, and 12.3% of the total increase for six months ended June 30, 2001. In addition, the operations of Belize Water Ltd. added $347,718 to income for the three months ended June 30, 2001, which is 56.0% of the total increase, and $667,630 for the six months ended June 30, 2001, which is 72.9% of the total increase for that period. Water sales generated by our Belize operations were approximately 36% and 39% higher when comparing this three and six month reporting periods, respectively, to the same periods in 2000 (pre-acquisition as reported by the previous owners of the Belize operations). We believe these higher sales have resulted because the water production capacity of our reverse osmosis water plant was less than sales demand prior to April 2000 when the plant capacity was increased, by the previous owners, from 237,000 to 421,000 U.S. gallons per day. While early 2001 results for Belize indicate an increasing trend, it may not be indicative of future results because of the production limitations in early 2000.

EXPENSES

Cost of water sales increased by 24.7% from $1,295,271 to $1,614,969 for the three months ended June 31, 2000 and 2001, respectively, and by 16.3% from $2,663,636 to $3,098,358 for the six months ended June 30, 2000 and 2001, respectively. The addition of the operations of Belize Water Ltd. as of July 21, 2000 increased cost of water sales $185,323 for the three months ended June 30, 2001 representing 58.0% of the increase and $357,328 for the six months ended June 30, 2001 representing 82.2% of the increase. Cost of water sales increased in proportion to water sales.

Gross profit margins increased from 45.6% to 46.2% for the three months ended June 30, 2000 and 2001, respectively, and from 46.1% to 47.1% for the six months ended June 30, 2000 and 2001, respectively. Gross profit margins increased as a result of greater utilization of existing plant, equipment and resources.

Indirect expenses increased by 15.2% from $533,575 to $614,468 for the three months ended June 30, 2000 and 2001, respectively, and by 27.6% from $988,709 to $1,261,828 for the six months ended June 30, 2000 and 2001, respectively. Of these increases, 43.8% and 32.6%, respectively, is due to additional audit, legal and professional fees incurred because of the increased voluntary SEC reporting, as well as a new executive position, Director of Special Projects. In addition, 7.5% of the six months ended June 30, 2001 increase is a result of increased costs incurred in the first quarter resulting from the replacement of our former Chief Financial Officer who left the Company on April 6, 2001. Our Belize operations, which were acquired in July 2000, and did not affect the June 30, 2000 amounts, increased indirect expenses during the three months ended June 30, 2001 by $39,910 and during the six months ended June 30, 2001 by $79,085. These increases reflect 49.3% and 29.0% of the total increases, respectively. As a percentage of the total income, indirect expenses were at 21.4% and 19.8% for the three months ended June 30, 2000 and 2001, respectively, and at 19.1% and 20.8% for the six months ended June 30, 2000 and 2001, respectively.

NET INCOME

Net income increased from $667,002 to $875,332 for the three months ended June 30, 2000 and 2001, respectively and from $1,521,885 to $1,706,222 for the six months ended June 30, 2000 and 2001, respectively. This increase is primarily due to higher sales as a result of our Belize operations, which commenced on July 21, 2000 and greater utilization of our existing plant, equipment and resources.

LIQUIDITY AND CAPITAL RESOURCES

OVERVIEW

We generate cash from our operations in the Cayman Islands and Belize, from the sale of our shares, and through our loans and facilities obtained from two banks. Cash flow is impacted by operating and maintenance expenses, the timeliness and adequacy of rate increases (excluding automatic adjustments to our rates for inflation and electricity costs), and various factors affecting tourism in the Cayman Islands and Belize, such as weather conditions and the economy. We use cash to fund our operations in the Cayman Islands and Belize, fund our capital project in the Bahamas, to make payments under our operating agreement with Ocean Conversion (Cayman) Ltd., a Cayman Islands company which operates our Governor's Harbour plant, to expand our infrastructure, to pay dividends, to repay principal on our loans, to repurchase our shares when appropriate and take advantage of new investment opportunities which expand our operations.

OPERATING ACTIVITIES

Cash from operating activities for the six months ended June 30, 2000 and 2001 was $1,957,342 and $2,081,449, respectively. This increase was primarily due to the increase in our net income. When comparing the six months ended June 30, 2000 and 2001, we had an increase in our net income of $184,337 as described above. This was offset by an increase in trade accounts receivable due to our increased customer base and extended credit to Belize Water Services Ltd., and a decrease in our trade accounts payable due to increased controls and more timely payments of payables.

INVESTING ACTIVITIES

Cash used in investing activities for the six months ended June 30, 2000 and 2001 was $823,578 and $1,175,838, respectively. This increase is primarily due to increased expenditures for new property, plant and equipment associated with the construction of our new water production and distribution system in Bimini, Bahamas. We also continued to expand our water distribution system in the Cayman Islands by constructing pipelines to service several new developments within our franchise area. In addition, we purchased 16,600 shares of Belize Water Services Ltd. This investment has been recorded at cost and represents less than 1% of the total issued and outstanding share capital of Belize Water Services Ltd. As these shares are not publicly traded there is a risk that a market for resale may not be available. During the similar period in 2000, investing activities consisted primarily of the installation of a new energy recovery system and the expansion of our water production plant in West Bay, Cayman Islands, and the completion of a major pipeline extension within our franchise area in the Cayman Islands.

FINANCING ACTIVITIES

Cash generated from financing activities for the six months ended June 30, 2000 was $2,730,877, compared to cash used of $603,510 for the six months ended June 30, 2001. During the period of six months ended June 30, 2001, the primary financing activity was the payment of two interim quarterly dividends totaling $0.20 per share. This was offset by a small issuance of ordinary shares of common stock, due to a director exercising certain options, as well as, a net increase in our long term bank debt due to the draw down of a new credit facility. Also during this period we converted half of our overdraft facility to a short-term bank loan. During the same period during 2000, we had a substantial issuance of common stock due to our share offering. These cash amounts were offset by a repurchase of 79,100 ordinary shares of common stock at $6.25 per share from a shareholder whose assets were being liquidated, the payment of two interim quarterly dividends totaling $0.16 per share and the repayment of both short term and long term bank debt.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not use derivative financial instruments for speculative trading purposes and as of June 30, 2001 have not been a party to any financial instruments or contracts that expose us to material market risk.

                           PART II - OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

In April 2001, the Company issued 20,000 ordinary shares of its common stock to one of its executive officers pursuant to the exercise of a stock option. The aggregate exercise price of the option was $50,000. The issuance of the shares was exempt from registration under Section 4(2) of the Securities Act of 1933 because the executive officer is a sophisticated investor who has knowledge of all material information about the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The Annual Meeting of the Company's shareholders was held on May 23, 2001. Of the 3,882,943 shares of common stock outstanding on the record date of March 31, 2001 a total of 3,104,343 shares were represented in person or by proxy.

(b)      (i) The following Directors were re-elected effective May 23, 2001

                                                          VOTES CAST
                                                ------------------------------
                                                FOR         WITHHELD AUTHORITY
                                                ---         ------------------

         J. Bruce Bugg, Jr.                  3,077,443            26,900
         Brian E. Butler                     3,077,307            27,036
         Steven A. Carr                      3,077,443            26,900

         (ii) The following Directors were not up for reelection at the Annual Meeting and their terms of office as a Director continued after the Annual Meeting:

         Richard L. Finlay
         Clarence B. Flowers, Jr.
         Frederick W. McTaggart
         Jeffrey M. Parker
         Wilmer Pergande
         Peter D. Ribbins
         Raymond Whittaker

         (iii) The Cayman Islands government's nominee, Carson Ebanks, was elected as a director by the Board on May 22, 2001 and will be up for reelection at the 2002 Annual Meeting.

(c) The vote to approve PricewaterhouseCoopers as Independent Accountants for the year 2001 at a fee to be agreed by the Directors was 3,072,919 for, 27,100 against, 4,324 abstain.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         None

(b)      Reports on Form 8-K

         None

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  CONSOLIDATED WATER CO. LTD.


                                  By: /s/  Jeffrey M. Parker
                                  ---------------------------------------------
                                  Jeffrey M. Parker
                                  Chairman of the Board of Directors and
                                  Chief Executive Officer

Dated: August 14, 2001