Form 10-Q
period 2001-09-30
CONSOLIDATED WATER CO LTD
filed 2001-11-13
CIK 928340

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

(MARK ONE)

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended SEPTEMBER 30, 2001

                                       OR

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transaction period from _______________ to _______________

                         Commission File Number: 0-25248

                           CONSOLIDATED WATER CO. LTD.
             -----------------------------------------------------
             (Exact name of Registrant as specified in its charter)

                   CAYMAN ISLANDS                                  N/A
        -------------------------------                     -------------------
        (State or other jurisdiction of                      (I.R.S. Employer
         incorporation or organization)                     Identification No.)

Trafalgar Place, West Bay Road, P.O. Box 1114 GT,
                Grand Cayman, B.W.I.                                 N/A
-------------------------------------------------                ----------
    (Address of principal executive offices)                     (Zip Code)

Registrant's Telephone number, including area code:  (345) 945-4277

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes [X] No [ ]

As at September 30, 2001, there were 3,937,203 of the registrant's ordinary shares of common stock, with CI$ 1.00 par value, outstanding.

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

The official fixed exchange rate for conversion of BAH$ into U.S.$, as determined by the Central Bank of The Bahamas, has been fixed since 1973 at U.S.$ 1.00 per BAH$ 1.00.

                                TABLE OF CONTENTS

Section              Description                                                                       Page
-------              -----------                                                                       ----

PART I               FINANCIAL INFORMATION

  Item 1.            Financial Statements

                     Condensed Consolidated Balance Sheets as at September  30, 2001 and
                       December 31, 2000 ..............................................................  1

                     Condensed Consolidated Statements of Income for each of the Three and Nine
                       Months ended September 30, 2001 and 2000........................................  2

                     Condensed Consolidated Statements of Cash Flows for each of the
                        Nine Months ended September 31, 2001 and 2000  ................................  3

                     Notes to Condensed Consolidated Financial Statements..............................  4

  Item 2.            Management's Discussions and Analysis of Financial Condition and Results
                       of Operations................................................................... 10

  Item 3.            Quantitative and Qualitative Disclosures about Market Risk........................ 14

PART II              OTHER INFORMATION

  Item 2.            Changes in Securities and Use of Proceeds......................................... 15

  Item 6.            Exhibits and Reports on Form 8-K.................................................. 15

SIGNATURE ............................................................................................. 16



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

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                           CONSOLIDATED WATER CO. LTD.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                      (Expressed in United States Dollars)


                                                                  September 30,       December 31,
                                                                       2001               2000
                                                                  -------------       -----------
ASSETS

CURRENT ASSETS
     Cash and cash equivalents                                     $ 1,014,831        $   250,837
     Accounts receivable                                             1,377,474          1,488,729
     Spares inventory                                                  204,755            120,014
     Inventory of water                                                 46,103             34,219
     Prepaid expenses and other assets                                 233,111            299,499
                                                                   -----------        -----------
Total current assets                                                 2,876,274          2,193,298

Property, plant and equipment                                       18,434,591         17,643,891
Intangible asset                                                     1,863,507          2,008,483
Investments                                                             12,451                 --
                                                                   -----------        -----------
Total assets                                                       $23,186,823        $21,845,672
                                                                   ===========        ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Bank overdraft/short term bank loan                           $   301,565        $   703,331
     Dividends payable                                                 498,731            401,965
     Accounts payable and other liabilities                          1,090,415          1,448,364
     Current portion of long term debt                                 350,667            219,580
                                                                   -----------        -----------
Total current liabilities                                            2,241,378          2,773,240

Long term debt                                                       1,392,686          1,131,986
Security deposit                                                        52,763             52,763
Advances in aid of construction                                         38,437             41,090
                                                                   -----------        -----------
Total liabilities                                                    3,725,264          3,999,079
                                                                   -----------        -----------
STOCKHOLDERS' EQUITY
     Common stock                                                    4,724,646          4,635,774
     Additional paid-in capital                                      7,088,653          6,726,749
     Vested redeemable preferred stock                                   2,841             11,983
     Non-vested redeemable preferred stock                              26,953             28,378
     Retained earnings                                               7,618,466          6,443,709
                                                                   -----------        -----------
Total stockholders' equity                                          19,461,559         17,846,593
                                                                   -----------        -----------

Total liabilities and stockholders' equity                         $23,186,823        $21,845,672
                                                                   ===========        ===========


              The accompanying information and notes are an integral part of these condensed consolidated financial statements

                           CONSOLIDATED WATER CO. LTD.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                      (Expressed in United States Dollars)


                                                       Three Months Ended                      Nine Months Ended
                                                            September 30,                         September 30,
                                                  -------------------------------         -------------------------------
                                                      2001               2000                2001                2000
                                                  -----------         -----------         -----------         -----------
Water sales                                       $ 2,648,336         $ 2,259,880         $ 8,506,406         $ 7,202,285
Cost of water sales                                (1,524,293)         (1,274,524)         (4,622,651)         (3,938,160)
                                                  -----------         -----------         -----------         -----------

Gross profit                                        1,124,043             985,356           3,883,755           3,264,125

Indirect expenses                                    (611,996)           (513,300)         (1,873,824)         (1,502,009)
                                                  -----------         -----------         -----------         -----------
Income from operations                                512,047             472,056           2,009,931           1,762,116
                                                  -----------         -----------         -----------         -----------
Other income:
     Interest income                                   25,376              15,692              26,188              32,314
     Other income                                     108,830             109,197             316,355             324,400
                                                  -----------         -----------         -----------         -----------
                                                      134,206             124,889             342,543             356,714
                                                  -----------         -----------         -----------         -----------
Net income                                        $   646,253         $   596,945         $ 2,352,474         $ 2,118,830
                                                  ===========         ===========         ===========         ===========


Basic earnings per share (Note 5)                 $      0.17         $      0.15         $      0.60         $      0.62
                                                  ===========         ===========         ===========         ===========
Diluted earnings per common share (Note 5)        $      0.16         $      0.15         $      0.59         $      0.60
                                                  ===========         ===========         ===========         ===========
Dividends declared per share                      $      0.10         $      0.08         $      0.30         $      0.24
                                                  ===========         ===========         ===========         ===========
Weighted average number of common
 shares used in the determination of:

Basic earnings per share (Note 5)                   3,899,858           3,845,615           3,880,952           3,415,840
                                                  ===========         ===========         ===========         ===========

Diluted earnings per share (Note 5)                 4,019,269           3,937,377           4,000,804           3,504,438
                                                  ===========         ===========         ===========         ===========


                  The accompanying information and notes are an integral part of these condensed consolidated financial statements.

                          CONSOLIDATED WATER CO. LTD.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                      (Expressed in United States Dollars)


                                                            Nine Months Ended    Nine Months Ended
                                                              September 30,        September 30,
                                                            -----------------    -----------------
                                                                   2001                  2000
                                                               -----------           -----------
NET CASH FLOWS PROVIDED BY OPERATING ACTIVITIES                $ 3,408,329           $ 2,762,182
                                                               -----------           -----------

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES
   Purchase of property, plant and equipment                    (1,598,388)             (889,600)
   Purchase of subsidiary, net of cash acquired                         --            (3,966,978)
   Purchase of investments                                         (12,451)                   --
   Proceeds from sale of equipment                                   4,200                 1,590
                                                               -----------           -----------
Net cash used in investing activities                           (1,606,639)           (4,854,988)
                                                               -----------           -----------
CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES
   Net proceeds from issuance of common stock                      150,000             5,368,947
   Repurchase of common stock                                           --              (494,375)
   Principal payment under water purchase agreement                     --              (264,236)
   Drawdown of new credit facility                                 500,000                    --
   Principal payments of long term debt                           (108,213)             (779,401)
   Dividends paid                                               (1,177,717)             (841,047)
   Repayment of short term bank overdraft/loan                    (401,766)             (183,207)
                                                               -----------           -----------

Net cash provided by (used in) financing activities             (1,037,696)            2,806,681
                                                               -----------           -----------
NET INCREASE IN CASH AND CASH EQUIVALENTS                          763,994               713,875

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                   250,837                22,146
                                                               -----------           -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                     $ 1,014,831           $   736,021
                                                               ===========           ===========


                   The accompanying information and notes are an integral part of these condensed consolidated financial statements.

                          CONSOLIDATED WATER CO. LTD.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

       (Expressed in Unites States dollars except where stated otherwise)


The accompanying financial statements should be read in conjunction with the 2000 Annual Report for the Company on Form 10-K. The interim condensed consolidated financial statements are unaudited, but in the opinion of management, reflect all adjustments necessary for a fair presentation of results for such periods. All adjustments are of a normal recurring nature.

1. PRINCIPAL ACTIVITY AND STATUS

Consolidated Water Co. Ltd. (the "Company") and its wholly-owned operating subsidiary, (together the "Group") use reverse osmosis technology to produce fresh water from seawater. The Group processes and supplies water to its customers in Grand Cayman, Cayman Islands, Ambergris Caye, Belize as well as South Bimini, Bahamas. The Company's exclusive license in Grand Cayman allows it to process and supply water in certain areas of Grand Cayman for a period of twenty years from July 11, 1990 in addition to having a right of first refusal on the extension or renewal thereof. The Group also has a contract with Belize Water Services Ltd. of Belize to supply water to Belize Water Services Ltd. in Ambergris Caye expiring in 2011. At the expiry of the contract, Belize Water Services Ltd. may at its option extend the term of the agreement or purchase the plant outright. In addition, on July 11, 2001 the Company commenced supplying water under a ten year agreement to South Bimini International Ltd., a Bahamian company, which owns and operates resort properties in South Bimini Island, Bahamas. The base price of water supplied by the Group, and adjustments thereto, are determined by the terms of the license and contracts, which provide for adjustments based upon the movement in the government price indices specified in the license and contracts respectively, as well as monthly adjustments for changes in the cost of energy.

2. SEGMENT INFORMATION

On July 21, 2000, the Company acquired a 100% stake in Belize Water Ltd., which has been consolidated in these condensed financial statements. In addition, on December 18, 2000, the Company entered into the agreement with South Bimini International Ltd., and began operations in the Bahamas on July 11, 2001.

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

                          CONSOLIDATED WATER CO. LTD.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

       (Expressed in Unites States dollars except where stated otherwise)



2. SEGMENT INFORMATION (CONTINUED)

As at September 30 and for the three months then ended


                            Cayman Islands                  Belize                   Bahamas                 Total
                       ------------------------     -----------------------    ----------------     ------------------------
                           2001         2000           2001         2000         2001      2000        2001         2000
                       ----------    ----------     ---------     ---------     ---------   ----    ----------    ----------
Water sales             2,351,105     2,055,966       285,809       203,914        11,422     --     2,648,336     2,259,880
Other income              108,387       124,889        25,376            --           443     --       134,206       124,889
Cost of water sales     1,295,935     1,171,152       206,994       103,372        21,364     --     1,524,293     1,274,524
Indirect expenses         566,398       500,994        43,101        12,306         2,497     --       611,996       513,300
Net income  (loss)        597,160       508,709        61,090        88,236       (11,997)    --       646,253       596,945
Property, plant and
equipment              15,784,807    15,289,004     1,564,025     1,502,740     1,085,759     --    18,434,591    16,791,744


As at September 30 and for the nine months then ended


                            Cayman Islands                  Belize                   Bahamas                 Total
                       ------------------------     -----------------------    ----------------     ------------------------
                           2001         2000           2001         2000         2001      2000        2001         2000
                       ----------    ----------     ---------     ---------     ---------   ----    ----------    ----------
Water sales             7,541,546     6,998,371       953,438       203,914        11,422     --     8,506,406     7,202,285
Other income              315,942       356,714        26,158            --           443     --       342,543       356,714
Cost of water sales     4,036,965     3,834,788       564,322       103,372        21,364     --     4,622,651     3,938,160
Indirect expenses       1,749,142     1,489,703       122,185        12,306         2,497     --     1,873,824     1,502,009
Net income  (loss)      2,071,382     2,030,594       293,089        88,236       (11,997)    --     2,352,474     2,118,830
Property, plant and
equipment              15,784,807    15,289,004     1,564,025     1,502,740     1,085,759     --    18,434,591    16,791,744

                          CONSOLIDATED WATER CO. LTD.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

       (Expressed in Unites States dollars except where stated otherwise)


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

More than 5% of the ordinary shares of common stock are registered in the name of Cede and Co., the nominee for the Depository Trust Company, which is a clearing agency for shares held by participating banks and brokers. The Company does not believe that these shareholdings by Cede and Co. constitute a breach of the intent of the license. The Company believes that the purpose of this clause of the license is to allow the Government to approve significant shareholders of the Company. Cede and Co. and Depository Trust Company, however, act solely as the nominee for banks and brokers, and have no beneficial ownership in the ordinary shares of common stock. Nevertheless, the Company's Cayman Islands legal counsel ("Legal Counsel") has advised it that the shareholdings by Cede & Co. may be a technical breach of the Company's license.

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

                          CONSOLIDATED WATER CO. LTD.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

       (Expressed in Unites States dollars except where stated otherwise)


4. IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

During the nine months ended September 30, 2001, the Financial Accounting Standards Board issued four standards. A summary of these standards is given below:

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

Statement of Financial Accounting Standard No. 143, "Accounting for Asset Retirement Obligations" (FAS 143) addresses the recognition and measurement of a liability for an asset retirement obligation and the associated asset retirement costs. It requires that an existing legal obligation associated with the retirement of a tangible long-lived asset be recognized as a liability when incurred and outlines the method of measuring that liability. It is effective for financial years beginning after June 15, 2002. Currently the Company has no legal obligations relating to asset retirement, however the requirements of this statement will be considered if any legal obligations relating to the retirement of long-lived assets arise in the future.

                          CONSOLIDATED WATER CO. LTD.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

       (Expressed in Unites States dollars except where stated otherwise)


4. IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

Statement of Financial Accounting Standard No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (FAS 144) addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. It requires that an impairment loss be recognized if the carrying amount of a long-lived asset is not recoverable and exceeds the fair value of the long-lived asset. The Standard also provides guidance on estimating future cash flows used to test a long-lived asset for recoverability. The test for impairment should be performed whenever events or circumstances indicate that its carrying value may not be recoverable. Restoration of previously recognized impairment loss is prohibited. FAS 144 is effective for fiscal years beginning after December 15, 2001. At this time, the Company is in the process of determining the impact, if any, that this standard may have on its financial position or results of operations.

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

                          CONSOLIDATED WATER CO. LTD.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

       (Expressed in Unites States dollars except where stated otherwise)


5. EARNINGS PER SHARE (CONTINUED)


                                                        Three Months Ended                      Nine Months Ended
                                                            September 30,                          September 30,
                                                   -------------------------------         -------------------------------
                                                      2001                 2000               2001                2000
                                                   -----------         -----------         -----------         -----------
Net income used in determination of diluted
earnings per ordinary share of common stock        $   646,253         $   596,945         $ 2,352,474         $ 2,118,830

Less:
Dividends paid on non-vested
redeemable preferred stock                              (2,283)             (1,892)             (6,848)             (5,676)

Earnings attributable to vested
redeemable preferred stock                                (387)             (1,534)             (1,409)             (5,448)
                                                   -----------         -----------         -----------         -----------

Net income available to holders of ordinary
shares of common stock in the
determination of basic earnings per
ordinary share of common stock                     $   643,583         $   593,519         $ 2,344,217         $ 2,107,706
                                                   ===========         ===========         ===========         ===========

Weighted average number of ordinary
shares of common stock used in the
determination of basic earnings per
ordinary share of common stock                       3,899,858           3,845,615           3,880,952           3,415,840

Plus:
Weighted average number of redeemable
preferred stock outstanding during the year             33,634              36,889              33,634              38,356

Potential dilutive effect of unexercised
options                                                 85,777              49,250              86,218              39,358

Potential dilutive effect of unexercised
warrants                                                    --               5,623                  --              10,884
                                                   -----------         -----------         -----------         -----------
Weighted average number of shares
used for determining diluted earnings
per ordinary share of common stock                   4,019,269           3,937,377           4,000,804           3,504,438
                                                   ===========         ===========         ===========         ===========


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001

WATER SALES AND OTHER INCOME ("TOTAL INCOME")

Total Income increased by 16.7% from $2,384,769 to $2,782,542 for the three months ended September 30, 2000 and 2001, respectively, and by 17.1% from $7,558,999 to $8,848,949 for the nine months ended September 30, 2000 and 2001, respectively. Total Income is comprised of water sales and other income.

The Cayman operations increased Total Income by $278,637 for the three months ended September 30, 2001, representing 70.0% of the increase, and by $502,403 for the nine months ended September 30, 2001, representing 39.0% of the increase.

The addition of the operations of Belize Water Ltd. as of July 21, 2000 increased Total Income by $107,271 for the three months ended September 30, 2001, representing 27.0% of the increase, and by $775,682 for the nine months ended September 30, 2001, representing 60.1% of the increase.

Finally, the addition of the Bahamas operations as of July 11, 2001 increased Total Income by $11,865 for both the three months ended September 30, 2001 and the nine months ended September 30, 2001, representing 3.0% and 0.9% of the increases respectively.

Sales in Cayman are made within our license area to approximately 3,200 customers. All sales in Belize are to one customer, Belize Water Services Ltd., a private company that recently acquired the assets of Belize Water and Sewerage Authority, which was previously a government statutory corporation. The terms of our contract have not changed as a result of the privatization of Belize Water and Sewerage Authority. Currently in the Bahamas, all sales are to one customer, South Bimini International Ltd. known as Bimini Sands Resort and Marina, which uses water at their hotel, condominiums and full service marina.

Total water sales increased by 17.2% from $2,259,880 to $2,648,336 for the three months ended September 30, 2000 and 2001, respectively, and by 18.1% from $7,202,285 to $8,506,406 for the nine months ended September 30, 2000 and 2001, respectively. Total water sales increased as a result of several factors detailed below. The automatic inflation adjustment increased our Cayman Islands water rates in January 2001 for most of our customers by an average of 3.7%, and increased our Belize water rates in June 2001 by of 0.53%.

Our Cayman operation added $295,139 to water sales for the three months ended September 30, 2001, which is 76.0% of the total increase, and $543,175 for the nine months ended September 30, 2001, which is 41.6% of the total increase for that period. These increases were due to an 18.4% and 6.3% increase, respectively, in the number of normal operating gallons sold over the same periods in the prior year. In addition, during the nine months ended September 30, 2001, non-budgeted sales of $112,409 were made to one customer, which comprise 20.7% of this total increase.

Our Belize operation added $81,895 to water sales for the three months ended September 30, 2001, which is 21.1% of the total increase, and $749,524 for the nine months ended September 30, 2001, which is 57.5% of the total increase for that period. The quantities of water produced by our Belize operations were approximately 10.1% and 25.4% higher when comparing the three and nine month reporting periods, respectively, to the same periods in 2000 (pre-acquisition as reported by the previous owners of the Belize operations). We believe these higher sales in the nine month reporting period have resulted because the water production capacity of our reverse osmosis water plant was less than sales demand prior to April 2000 when the plant capacity was increased, by the previous owners, from 237,000 to 421,000 U.S. gallons per day. However, our water sales in Belize were lower than expected for the three months ended 30 September 2001 because of an equipment malfunction in late August 2001, which temporarily reduced the production capacity of our water plant by 50%. This malfunction has now been corrected and our plant is operating at full production capacity.

Finally, the addition of the Bahamas operations as of July 11, 2001 increased water sales by $11,422 for both the three months ended September 30, 2001 and the nine months ended September 30, 2001, representing 2.9% and 0.9% of the increases respectively.

In late 2000 the Cayman Islands Government changed the base year of the Cayman Islands Consumer Price Index, which is used in our license to calculate our annual automatic inflation adjustment, rendering the then license formula inoperable. As provided for in our license, our Cayman Islands rates during the nine months of 2001 were adjusted by substituting in the formula the movement of the United States Producers Price Index for Industrial Commodities for the Cayman Islands Consumer Price Index. Our rates during the first nine months of 2001 were inflated by 3.7%. The Government and the Company have now agreed a new automatic inflation adjustment formula which uses the re-based Cayman Islands Consumer Price Index. This new formula will take effect in October 2001 and will reduce our Cayman Islands water rates by 1.2% until the next automatic inflation adjustment occurs in January 2002.

Other income increased by 7.5% from $124,889 to $134,206 for the three months ended September 30, 2000 and 2001, respectively, and decreased 4.0% from $356,714 to $342,543 for the nine months ended September 30, 2000 and 2001, respectively. The three month reporting period increase was due to interest on receivables in our Belize operations, due to the temporary delay in payment by Belize Water Services Ltd. The nine month reporting period decrease was due to lower interest income, as in the prior year we invested our unutilized cash from the sale of shares until we purchased our Belize subsidiary, and less connection fees due to fewer new accounts in our Cayman operations.

EXPENSES

Cost of water sales increased by 19.6% from $1,274,524 to $1,524,293 for the three months ended September 30, 2000 and 2001, respectively, and by 17.4% from $3,938,160 to $4,622,651 for the nine months ended September 30, 2000 and 2001, respectively.

Our Cayman operations increased cost of water sales by $124,783 for the three months ended September 30, 2001, representing 50.0% of the increase, and by $202,177 for the nine months ended September 30, 2001, representing 29.6% of the increase. Although cost of water sales increased, it was not in proportion to the increased water sales as we experienced increase efficiencies in our production plants.

The addition of the operations of Belize Water Ltd. as of July 21, 2000 increased cost of water sales by $103,622 for the three months ended September 30, 2001 representing 41.5% of the increase, and by $460,950 for the nine months ended September 30, 2001 representing 67.3% of the increase. This increase was due to increased water production to meet increased sales, and machinery repairs related to the August 2001 equipment malfunction.

Finally, the addition of the Bahamas operations as of July 11, 2001 increased cost of water sales by $21,364 for both the three month period ended September 30, 2001 and the nine month period ended September 30, 2001, representing 8.5% and 3.1% of the increases respectively.

Gross profit margins decreased from 43.6% to 42.4% for the three months ended September 30, 2000 and 2001, respectively, and increased from 45.3% to 45.7% for the nine months ended September 30, 2000 and 2001, respectively.

Gross profit margins for our Cayman operations increased from 43.0% to 44.9% for the three months ended September 30, 2000 and 2001, respectively, and increased from 45.2% to 46.5% for the nine months ended September 30, 2000 and 2001 respectively. These increases were due to the increased plant efficiencies, as mentioned earlier, as well as, higher water sales in both normal operating gallons sold and in non-budgeted water sales made to one customer in April and May 2001.

Gross profit margins for our Belize operations decreased from 49.3% to 27.6% for the three months ended September 30, 2000 and 2001, respectively, and decreased from 49.3% to 40.8% for the nine months ended September 30, 2000 and 2001 respectively. These decreases resulted from lower than expected water sales in Belize due to a machinery malfunction that temporarily reduced the production capacity of our water plant by 50%, and the resulting cost of repairing the equipment.

Gross profit margin for our Bahamas operations for the three months ended September 30, 2001 was a negative 87.0%. This was due to low water sales, which were expected in the early phases of the Bimini Sands Resort development project, in addition to, extra start up costs relating to the production of the water. Both of these are temporary and are not expected to continue in the future.

Indirect expenses increased by 19.2% from $513,300 to $611,996 for the three months ended September 30, 2000 and 2001, respectively, and by 24.8% from $1,502,009 to $1,873,824 for the nine months ended September 30, 2000 and 2001, respectively.

Our Cayman operations increased indirect expenses by $65,404 for the three months ended September 30, 2001, representing 66.3% of the increase and by $259,439 for the nine months ended September 30, 2001, representing 69.8% of the increase. Of these increases, 70.1% and 55.8%, respectively, is due to additional audit, legal and professional fees incurred because of the increased voluntary SEC reporting, as well as a new executive position, Director of Special Projects. In addition, 5.2% of the nine months ended September 30, 2001 increase is a result of increased costs incurred in the first quarter resulting from the replacement of our former Chief Financial Officer who left the Company on April 6, 2001.

The addition of the operations of Belize Water Ltd. as of July 21, 2000 increased indirect expenses by $30,795 for the three months ended September 30, 2001, representing 31.2% of the increase and by $109,879 for the nine months ended September 30, 2001, representing 29.6% of the increase. These were due to the reallocation of duties which increased indirect expenses when compared to the same periods in the prior year.

Finally, the addition of the Bahamas operations as of July 11, 2001 increased indirect expenses by $2,497 for both the three months ended September 30, 2001 and the nine month ended September 30, 2001, representing 2.5% and 0.6% of the increases respectively. These costs relate to the administration of the Bahamas operations.

As a percentage of the Total Income, indirect expenses were at 22.7% and 23.1% for the three months ended September 30, 2000 and 2001, respectively, and at 20.9% and 22.0% for the nine months ended September 30, 2000 and 2001, respectively.

NET INCOME

Net income increased by 8.3% from $596,945 to $646,253 for the three months ended September 30, 2000 and 2001, respectively, and by 11.0% from $2,118,830 to $2,352,474 for the nine months ended September 30, 2000 and 2001, respectively. This increase is primarily due to higher sales in our Cayman operations and greater utilization of our existing plant, equipment and resources.

LIQUIDITY AND CAPITAL RESOURCES

OVERVIEW

We generate cash primarily from our operations in the Cayman Islands, Belize and Bahamas, and to a lesser extent from the sale of our shares, and through our loans and facilities obtained from two banks. Cash flow is impacted by operating and maintenance expenses, the timeliness and adequacy of rate increases (excluding automatic adjustments to our rates for inflation and electricity costs), and various factors affecting tourism in the Cayman Islands, Belize and Bahamas, such as weather conditions and the economy. We use cash to fund our operations in the Cayman Islands, Belize and Bahamas, fund capital projects, to make payments under our operating agreement with Ocean Conversion (Cayman) Ltd., a Cayman Islands company which operates our Governor's Harbour plant, to expand our infrastructure, to pay dividends, to repay principal on our loans, to repurchase our shares when appropriate and to take advantage of new investment opportunities which expand our operations.

OPERATING ACTIVITIES

Cash from operating activities for the nine months ended September 30, 2000 and 2001 was $2,762,182 and $3,408,328, respectively. When comparing the nine months ended September 30, 2000 and 2001, we generated cash by increasing our net income through greater utilization of our existing plants, equipment and resources in all three segments of the business. The loss in the Bahamas operation for the three months ended September 30, 2001 was $11,997. This investment is long term and we do not expect to produce a profit until the fourth quarter 2002. Currently we provide water to 36 condominiums, half of a developing marina and a small existing hotel. By the end of 2002 we anticipate that we will be providing water to 30 additional condominiums, and the marina is projected to be doubled in size.

INVESTING ACTIVITIES

Cash used in investing activities during the nine months ended September 30, 2000 and 2001 was $4,854,988 and $1,606,638, respectively. During the nine month ended September 30, 2001, cash was used in investing activities for expenditures for new property, plant and equipment with the majority associated with the construction of our new water production and distribution system in Bimini, Bahamas. The investment in the Bahamas operation totals $1,085,759 of which $307,395 relates to costs associated with the prior year. We also continued to expand our water distribution system in the Cayman Islands by constructing pipelines to service several new developments within our franchise area. In addition, we purchased 16,600 shares of Belize Water Services Ltd. This investment has been recorded at cost and represents less than 1% of the total issued and outstanding share capital of Belize Water Services Ltd. As these shares are not publicly traded there is a risk that a market for resale may not be available. During the similar period in 2000, investing activities consisted of the purchase of our Belize subsidiary on July 21, 2000, the installation of a new energy recovery system and the expansion of our water production plant in West Bay, Cayman Islands, and the completion of a major pipeline extension within our franchise area in the Cayman Islands.

FINANCING ACTIVITIES

Cash generated from financing activities for the nine months ended September 30, 2000 was $2,806,681, compared to cash used of $1,037,696 for the nine months ended September 30, 2001. During the period of nine months ended September 30, 2001, the primary financing activity was the payment of three interim quarterly dividends totaling $0.30 per share. This was offset by an issuance of ordinary shares of common stock due to a director exercising certain options and a net increase in our long term bank debt due to the draw down of a new credit facility in order to assist with the financing of the investment in the Bahamas. Also during this period, we converted half of our overdraft facility to a short-term bank loan. During the same period during 2000, we had a substantial issuance of common stock due to our share offering, which was primarily used for the purchase of the Belize subsidiary. These cash amounts were offset by a repurchase of 79,100 ordinary shares of common stock at $6.25 per share from a shareholder whose assets were being liquidated, the payment of three interim quarterly dividends totaling $0.24 per share and the repayment of both short term and long term bank debt.

On September 21, 2001, the Company reactivated its stock repurchase program, which was originally approved by the Board of Directors in October 1998, and may repurchase up to 10% of the outstanding ordinary shares of common stock in the open market and in private negotiated transactions. Depending upon market conditions and other factors, purchases under this program may be commenced or suspended at any time. No cash was used to purchase any shares during the three months ended September 30, 2001.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not use derivative financial instruments for speculative trading purposes and as of September 30, 2001 have not been a party to any financial instruments or contracts that expose us to material market risk.

                           PART II - OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

In September 2001, the Company issued 20,000 ordinary shares of common stock to one of its executive officers pursuant to the exercise of stock options. The aggregate exercise price of the options was $50,000. The issuance of the shares was exempt from registration under Regulation S promulgated under the Securities Act of 1933 because the shares were offered and sold outside of the United States to a non-US person (as defined in Regulation S) and under Section 4(2) of the Securities Act of 1933 because the executive officer is a sophisticated investor who has knowledge of all material information about the Company.

As consideration for their services to the Company, in July 2001, the Company issued to 14 of its employees located in the Cayman Islands an aggregate of 3,596 shares of redeemable preferred stock ("Preferred Stock") of which 5 of these employees purchased an additional 1,858 at $5.32 per share. In addition, the Company issued to 10 of its employees options to purchase an additional 22,605 ordinary shares of common stock having an exercise price of $9.20 per share. The securities issued to the employees were exempt from registration under Regulation S promulgated under the Securities Act of 1933 because the shares were offered and sold outside of the United States to non-US persons, as defined in Regulation S.

If an employee remains employed by the Company for at least four years, or a person or affiliated group of persons acquires 30% or more of the Company's ordinary shares of common stock, the Company is obligated to exchange the Preferred Stock (whether or not the Preferred Stock has been held for four years) for the same number of ordinary shares of common stock. The Company is also obligated to exchange the Preferred Stock for an equal number of ordinary shares of common stock if an employee's employment with the Company or any of its affiliates terminates by reason of the employee's death, permanent disability or the employee reaches the age of 65 years. However, if an employee's employment with the Company or any of its affiliates terminates for any other reason, the Company may at any time up to and including the first anniversary of such termination, redeem the employee's Preferred Stock for cash equal to 75% of the average of the closing market price for the Company's ordinary shares of common stock on each of the first seven trading days in the month of October of the year in which such Preferred Stock was issued to the employee.

The options issued to the employee vest on July 5, 2005 and expire one month thereafter. However, an option may be exercised by an employee at any time during the period commencing on the earliest of the date of death of the employee, the date on which the employment of the employee is terminated as a result of permanent disability, the date on which the employee retires having reached the age of 65 years or the fourth anniversary of the grant date.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         None

(b)      Reports on Form 8-K

         On September 25, 2001, the Company filed a Form 8-K pursuant to Item 5 thereof with respect to the reactivation of a previously authorized stock repurchase program.

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

Dated: November 13, 2001