Form 10-K
period 2001-12-31
CONSOLIDATED WATER CO LTD
filed 2002-03-29
CIK 928340

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-K

(MARK ONE)

   [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


          For the fiscal year ended DECEMBER 31, 2001

                                    OR

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transaction period from _____________ to _____________

                         Commission File Number: 0-25248

                           CONSOLIDATED WATER CO. LTD.
     ----------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

                    CAYMAN ISLANDS                                              N/A
--------------------------------------------------------        ------------------------------------
   (State or other jurisdiction of incorporation or             (I.R.S. Employer Identification No.)
                    organization)

   TRAFALGAR PLACE, WEST BAY ROAD, P.O. BOX 1114GT,
                 GRAND CAYMAN, B.W.I.                                           N/A
--------------------------------------------------------        ------------------------------------
       (Address of principal executive offices)                              (Zip Code)

       Registrant's Telephone number, including area code: (345) 945-4277

        Securities registered pursuant to Section 12(b) of the Act: NONE

          Securities registered pursuant to Section 12(g) of the Act:

                       ORDINARY SHARES, PAR VALUE CI$1.00
         ---------------------------------------------------------------
                                (Title of Class)

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

         Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this 10-K or any amendments to this Form 10-K. [NOT APPLICABLE]

The aggregate market value of common stock held by non-affiliates of the registrant, based on the closing sales price for the registrant's ordinary shares, as reported on the Nasdaq National Market on March 19, 2002, was $56,844,539.

As at March 19, 2002, there were 3,920,313 shares of the registrant's ordinary shares outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

NONE

EXCHANGE RATES

Unless otherwise indicated, all dollar amounts are in United States Dollars and references to "$", "U.S.", or "U.S.$" are to United States Dollars.

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

                                TABLE OF CONTENTS

SECTION     DESCRIPTION                                                               PAGE
-------     -----------                                                               ----
PART I
  Item 1.   Business................................................................  1
  Item 2.   Properties.............................................................. 11
  Item 3.   Legal Proceedings....................................................... 14
  Item 4.   Submission of Matters to a Vote of Security Holders..................... 14

PART II
  Item 5.   Market for Registrant's Common Equity and Related Stockholder
               Matters.............................................................. 14
  Item 6.   Selected Financial Data................................................. 20
  Item 7.   Management's Discussions and Analysis of Financial Condition and
               Results of Operations................................................ 21
  Item 7A.  Quantitative and Qualitative Disclosure about Market Risk............... 44
  Item 8.   Financial Statements and Supplementary Data............................. 44
  Item 9.   Changes in and Disagreements with Accountants on Accounting and
               Financial Disclosure................................................. 78

PART III
  Item 10.  Directors and Executive Officers of the Registrant...................... 78
  Item 11.  Executive Compensation.................................................. 81
  Item 12.  Security Ownership of Certain Beneficial Owners and Management....       86
  Item 13.  Certain Relationships and Related Transactions.......................... 88

PART IV
  Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.....     89

SIGNATURES ......................................................................... 95


4                                    PART I

ITEM 1. BUSINESS

INTRODUCTION

         Our company was incorporated in August 1973 in the Cayman Islands and provides water services in the Cayman Islands, Belize, and the Commonwealth of the Bahamas. Our principal executive offices are located at Trafalgar Place, West Bay Road, Grand Cayman, Cayman Islands. We provide water services in areas where the supply of potable water is scarce. These water services include the production of potable water from seawater, and the distribution of potable water through pipelines to our customers. Our customers include residential, commercial and tourist properties, government facilities, and public utilities.

         Our business activities are reported in three business segments, which reflect a change in reporting during 2000 due to the acquisition of our wholly owned subsidiary company, Belize Water Ltd., in Belize, Central America and our entering into an agreement with South Bimini International Ltd., a Bahamian company, to provide water to property in South Bimini Island, Commonwealth of Bahamas. The business group structure is based on defined areas of management responsibility and the geographical location of our operations. The business group segments are Cayman Islands operations, Belize operations and Bahamas operations. In 2001, the Cayman Island operations, Belize operations and Bahamas operations accounted for 88.8%, 11.0% and 0.2%, respectively, of our total income. In 2000 these percentages were 95.4%, 4.6% and nil respectively.

FINANCIAL INFORMATION ABOUT BUSINESS SEGMENTS

         The information contained in Note 12 Segmented Information of our consolidated financial statements found on page 65, in ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA for the year ended December 31, 2001, is incorporated herein by reference.

BUSINESS COMBINATION

         Consolidated financial statements have been presented which include our wholly-owned subsidiary, Belize Water Ltd. This acquisition was accounted for by the purchase method. Our other three subsidiaries, Commonwealth Water Limited, Cayman Water Company Limited and Hurricane Hideaway Ltd. are dormant companies and have been consolidated.

CAYMAN ISLANDS OPERATIONS

         The Cayman Islands comprise three islands, Grand Cayman, Little Cayman and Cayman Brac, located approximately 460 miles south of Miami, Florida. The three islands have a total area of approximately 100 square miles.

         Our Cayman Islands operations produce potable water at our three reverse osmosis seawater conversion plants in Grand Cayman, namely our Governor's Harbour plant, West Bay plant, and our newly acquired Britannia plant. The Britannia plant was acquired and began operations on February 1, 2002, subsequent to entering into an agreement to purchase the facility on December 10, 2001.

         The current capacity of our Governor's Harbour plant is 1.2 million U.S. gallons per day, which is in excess of the minimum quantities of water which Ocean Conversion (Cayman) Ltd., a Cayman Islands company which operates our Governor's Harbour plant, must supply to us under a water purchase agreement. The current capacity of our West Bay plant, which we operate, is 710,000 U.S. gallons per day. The current capacity of our Britannia plant, which we also operate, is 440,000 U.S. gallons per day. Since the plants began production of water, they have consistently been capable of operating at or near their rated capacity.

         Feed water for the reverse osmosis units is drawn from deep wells with associated pumps on the properties. Wastewater is discharged into brine wells on the properties below the level of the feed water intakes.

         Electricity to our plants is supplied by Caribbean Utilities Co. Ltd., a publicly traded utility company. At all three plant sites, we maintain diesel driven, standby generators with sufficient capacity to operate our distribution pumps and other essential equipment during any temporary interruptions in the electricity supply.

         In the event of an emergency, our distribution system is connected to the George Town distribution system of Water Authority-Cayman. In order to efficiently maintain our equipment, we have purchased water from them for brief periods of time in the past. We have also sold potable water to the Water Authority-Cayman, and have supplied substantial quantities of water almost continuously over a seven-month period in late 1993 and early 1994.

         Our pipeline system in the Cayman Islands covers the Seven Mile Beach and West Bay areas of Grand Cayman and consists of approximately 65 miles of PVC pipeline. We extend our distribution system periodically as property developments are completed. We have a main pipe loop covering a major part of the Seven Mile Beach area. We place extensions of smaller diameter pipe off our main pipe to service new developments in our service area. This system of building branches from the main pipe keeps our construction costs low and allows us to provide service to new areas in a timely manner. During 2001 we completed a number of small pipeline extensions into newly developed properties within our franchise area, and replaced approximately 0.5 miles of main pipeline with larger diameter pipe to accommodate future demand growth on our system.

         Developers are responsible for laying the pipeline within the development at their own cost, but in accordance with our specifications. When the development is completed, the developer then transfers operation and maintenance of the pipeline to us.

         We have a comprehensive layout of our pipeline system, which is maintained in a computer aided design ("CAD") system. This system is integrated with digital aerial photographs and a computer generated hydraulic model, which allows us to accurately locate pipes and equipment in need of repair and maintenance. It also helps us to plan extensions of and upgrades to our existing pipeline system.

         The following table shows, for each of the five fiscal years ended December 31, 2001, our total number of customer connections at the end of each period and metered sales of water for that period:


                                                   2001        2000        1999        1998        1997
                                                  -------     -------     -------     -------     -------
Number of Customers                                 2,999       2,836       2,606       2,347       2,069
Miles of Pipeline                                      65          64          63          62          57
Metered Sales (in thousands of U.S. gallons):
     Commercial                                   358,711     345,940     308,949     315,980     300,350
     Residential                                  104,002      97,759      86,712      80,150      72,393
     Government facilities                         11,425       7,599       5,686       4,420       4,007
                                                  -------     -------     -------     -------     -------
Total                                             474,138     451,298     401,347     400,550     376,750
                                                  =======     =======     =======     =======     =======


         The table above does not precisely represent the actual number of customers we service. In hotels and condominiums, we may only have one customer, which is the operator of the hotel or the condominium, but we actually supply water to all of the units within that hotel or condominium development. Of the customers indicated in the table above, as of 2001, 49.1% were residential, 49.2% were hotels, condominiums and other commercial customers and 1.7% were government facilities.

         During 2001, our prices per 1,000 US gallons ranged from $19.07 to $23.16. The average sales price for the year ended December 31, 2001 was $20.61 per 1,000 US gallons. During 2000, our prices per 1,000 US gallons ranged from $18.62 to $22.34. The average sales price for the year ended December 31, 2000 was $20.19 per 1,000 US gallons.

         We have a five-year agreement with a developer to supply on demand a minimum of 48 million U.S. gallons of non-potable water per year on a take or pay basis to irrigate an 18-hole golf course.

         Before 1991, any owner of property within our licensed area could install water making equipment for its own use. Since 1991, that option is only available to private residences, although water plants then in existence could be maintained but not replaced or expanded. When the Marriott Hotel was built in 1990 in our licensed area, the developer installed its own reverse osmosis equipment. The equipment proved unreliable and on February 4, 1994, we entered into an agreement with the owner of the Marriott Hotel to supply water to the Marriott Hotel at our standard tariff rates. The Marriott Hotel continues to operate its own reverse osmosis equipment to produce water for themselves, although generally in amounts less than their total monthly requirements.

         In 1995, we entered into a 10-year agreement with the owner of the Westin Hotel. This agreement requires us to supply up to 1.86 million U.S. gallons on a monthly basis to the hotel at a discount to our standard tariff rates, and to supply any additional demand on a best efforts basis. The Westin Hotel maintains storage capacity on-site, assists pressurization with on-site repumping facilities, and has provided us with a letter of credit which covers the cost of 45 days of water supply.

         In addition, on December 10, 2001, which took effect February 1, 2002, we entered into a twenty-five year agreement to supply a minimum of 62 million U.S. gallons of potable water per year on demand to our customer, Cayman Hotel and Golf, Inc., ("CHGI") the owners of the Hyatt Grand Cayman Resort and Britannia Golf course. CHGI has committed to pay for a minimum of 62 million US gallons of water by year on a take or pay basis. We are required by our government license to meet any water demand from CHGI above the 62 million US gallons per year.

         The current market which we service under our license in the Cayman Islands consists of Seven Mile Beach and West Bay, Grand Cayman Island, two of the three most populated areas in the Cayman Islands. Our plants and water distribution system are equipped with efficient, state-of-the-art technology, and we consistently provide high quality water to our customers. The Cayman Islands Government, through Water Authority-Cayman, supplies water to parts of Grand Cayman Island, which are not within our licensed area, as well as, Little Cayman and Cayman Brac.

         According to the most recent figures published by the Economics and Statistics Office of the Cayman Islands Government, the population of the Cayman Islands was approximately 39,410 persons in 1999. Most recent figures published by the Cayman Islands Government Department of Tourism show that the growth rate of tourism in the Cayman Islands has increased on average 8.83% annually over the 10 year period from 1989 through 1999, with total visitor arrivals of 1.25 million persons from January through October 2001, up from 1.12 million arrivals during the same period of 2000.

         During 2001, construction continued slowly within our franchise area on the 360-room Ritz Carlton Hotel, Condominiums and Golf Course development. The developer of this project has announced an anticipated completion date of late 2003.

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

         CUSTOMS DUTIES AND TAXES

         We are exempt from, or receive concessionary rates of, customs duties on capital expenditures on plant and major consumable spares and supplies imported into the Cayman Islands as follows:

         o there are no taxes on profit, income, capital gains or appreciations of our company in the Cayman Islands;

         o we do not pay any import duty or taxes on permeator membranes, electric pumps and motors and chemicals which we purchase; and

         o we pay duty at the rate of 10% of the cost, including insurance and transportation to the Cayman Islands, of other plant and associated materials and equipment to manufacture or supply water in Seven Mile Beach or West Bay.

BELIZE OPERATIONS

         On July 21, 2000, we acquired Seatec Belize Ltd. and subsequently changed the name of the company to Belize Water Limited. Belize Water Limited, a wholly owned subsidiary of Consolidated Water Co. Ltd., provides potable water from one reverse osmosis seawater conversion plant in Ambergris Caye, Belize, Central America, capable of producing 420,000 U.S. gallons per day, to Belize Water Services Limited ("BWSL"), who acquired the operations of the Belize Water and Sewerage Authority in February 2001. Belize Water Limited provides water to BWSL, which distributes the water through its own distribution system to residential, commercial and tourist properties in Ambergris Caye, Belize. During 2001, we supplied BWSL with 93.8 million U.S. gallons of water.

         During 2001, our prices per 1,000 US gallons ranged from $13.06 to $14.75. The average sales price for the year ended December 31, 2001 was $13.12 per 1,000 US gallons. During 2000, our prices per 1,000 US gallons ranged from $13.06 to $14.67. The average sales price for the six months ended December 31, 2000 was $13.06 per 1,000 US gallons.

         Feed water for the reverse osmosis units is drawn from deep wells with associated pumps on the property. Wastewater is discharged into brine wells on the property below the level of the feed water intakes.

         Electricity to our plants is supplied by Belize Electricity Limited. At the plant site, we maintain a diesel driven, standby generators with sufficient capacity to operate our essential equipment during any temporary interruptions in the electricity supply.

         Our market in Ambergris Caye consists of residential, commercial and tourist properties in the town of San Pedro, which is located on the southern end of Ambergris Caye. Ambergris Caye is one of about 1,000 islands located east of the Belize mainland, and off the southeastern tip of the Yucatan Peninsula. Ambergris Caye is approximately 25 miles long and according to the most recent data from the Belize Government has a population of about 4,500 residents, increased approximately 144% over the past ten years. We provide bulk potable water to BWSL who distribute this water to this market. BWSL currently has no other source of potable water in Ambergris Caye.

         A 185 mile long barrier reef, which is the largest barrier reef in the Western Hemisphere, is situated just offshore of Ambergris Caye. This natural attraction is rapidly becoming a choice destination for SCUBA divers and tourists. Tourism is Belize's second largest source of foreign income, next to agriculture.

         CUSTOMS DUTY, TAXES AND THE GOVERNMENT IN BELIZE

         The Government of Belize has exempted Belize Water Ltd. from all duties and sales taxes until January 2003 and company taxes until January 2004. While the Government of Belize has confirmed its commitment to support all future applications for extensions or additional tax exemptions for the life of the water supply contract, future exemptions must be approved by the Belizean legislature and we cannot give any assurance that we will be granted any further tax exemptions after January 2004.

BAHAMAS OPERATIONS

         The Bimini Islands consist of North Bimini and South Bimini, and are two of 700 islands which comprise the Commonwealth of the Bahamas. The Bimini Islands are located approximately 48 miles east of Ft. Lauderdale, Florida and are a premier destination for sport fishing enthusiasts. The population of the Biminis is approximately 1,600 persons and the islands have about 200 hotel and guest rooms available for tourists. The total land area of the Biminis is approximately 9 square miles.

         In 2000, we entered into a water supply agreement with South Bimini International Ltd., a company incorporated in the Commonwealth of Bahamas, and on July 11, 2001 we began to provide potable water to the marina and condominium development, Bimini Sands Resort and Bimini Beach Hotel. The developer of the Bimini Sands Resort has developed half of a 150-slip marina and constructed 54 condominium units, and plans to construct a further 162 condominium units. We are not currently aware of any time schedule by the developer for the completion of the additional 162 condominium units.

         We provide potable water to Bimini Sands Resort and to the Bimini Beach Hotel, a 40-room hotel also owned by the same developer, from one reverse osmosis seawater conversion plant in Bimini, Bahamas capable of producing 115,000 U.S. gallons per day. During 2001, we supplied South Bimini International Ltd. with 1.0 million U.S. gallons of water.

         During 2001, our prices per 1,000 US gallons ranged from $14.66 to $26.32. The average sales price for the six months ended December 31, 2001 was $26.32 per 1,000 US gallons.

         Feed water for the reverse osmosis units is drawn from deep wells with associated pumps on the property. Wastewater is discharged into brine wells on the property below the level of the feed water intakes.

         Electricity to our plants is supplied by Bahamas Electricity Corporation. At the plant site, we maintain a diesel driven, standby generator with sufficient capacity to operate our distribution pumps and other essential equipment during any temporary interruptions in the electricity supply.

         CUSTOMS DUTY, TAXES AND THE GOVERNMENT IN BAHAMAS

         We have not been granted any tax exemptions for our Bahamian operations.

         We believe that we may be subject to tax ranging from 1% to 2% of the gross revenues generated by our Bahamian operations and are currently reviewing the matter with our Bahamian attorneys. We did not pay any tax to the Bahamian government during 2001, other than National Insurance Board tax on our employee, and we calculate our potential tax liability based on our 2001 sales to be less than US$500.

GOVERNMENT REGULATION

         We are regulated by the Water Authority of the Cayman Islands on behalf of the Cayman Islands Government and believe that our operations comply with all local laws and regulations.

         We have been advised by our attorney in Belize that we may require a license from the Government of Belize under the Water Industry Act 2001 in relation to our water sales agreement with BWSL. We are currently reviewing our obligations under this new legislation, which was enacted to facilitate the privatization of the government Water and Sewerage Authority in February 2001. Our Belize operations are regulated by the terms and conditions of our water supply agreement with BWSL. However the new Water Industry Act 2001 requires all water service providers to obtain a license from the Public Utilities Commission, which was created under the Act. The Public Utilities Commission has the power to set the terms and conditions on which all water services in Belize are provided to the public. The Act also contains certain savings for operations which were in existence before the new law was enacted, which we believe may apply to our operations. To date we have not been advised by any Government entity that we require such a license, and do not foresee any difficulty or significant additional costs obtaining a license if necessary. We believe that our operations in Belize comply with all other local laws and regulations.

         We believe that our operations in the Bahamas comply with all local laws and regulations, and we are currently reviewing our tax status as disclosed above.

MARKET AND SERVICE AREA

         We believe that our potential market consists of any location where there is a need for potable water. While water sufficiency problems are not nearly as severe in the United States as in some other nations, three major states, California, Texas and Florida, are already facing water supply problems. These states and most water-deficient nations in the world all have access to significant amounts of ocean water, yet cannot economically process major quantities for consumption. The desalination of ocean water, either through distillation or reverse osmosis, is widely regarded as the most viable alternative to fresh water in areas with an insufficient natural supply.

         We have historically focused on the English speaking Caribbean basin and adjacent areas as our primary market because (i) these areas have little or no naturally occurring fresh water, (ii) limited local regulations allow our operations to generate higher shareholder returns than could be achieved in more highly regulated countries, and (iii) these areas contain a high proportion of tourist properties, which generate higher volume sales than residential users.

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

         WE INTEND TO EXPAND OUR OPERATIONS IN BELIZE BY MODIFYING OUR AGREEMENT WITH BWSL. We intend to continue negotiations with BWSL to extend the term of our current water supply agreement in Ambergris Caye, to increase the guaranteed minimum quantities supplied under this agreement, and to provide desalinated water to other areas of Belize, particularly the cayes and coastal areas that could benefit from desalination technology.

         WE INTEND TO EXPAND OUR OPERATIONS TO OTHER MARKETS WHERE THERE IS A NEED FOR POTABLE WATER. We are currently in various stages of discussion to supply potable water to several new markets, including the Bahamas, Mexico and two other Caribbean countries. We may pursue these opportunities either on our own or through joint ventures. So far we have focused on various locations throughout the Caribbean and Central America.

         WE ALSO INTEND TO EXPAND OUR EXISTING AND FUTURE OPERATIONS INTO COMPLEMENTARY SERVICES, SUCH AS WASTEWATER SERVICES, WHICH WE HAVE PROVIDED IN THE PAST. Prior to the installation of a central wastewater system by the Cayman Islands government, we provided wastewater services on Grand Cayman. Since we have expertise in wastewater services, we may provide these services in the future.

REVERSE OSMOSIS ("RO") TECHNOLOGY

         The conversion of saltwater to potable water is called desalination. There are two primary forms of desalination: distillation and RO. Both methods are used throughout the world and technologies are improving to lower the costs of production. RO is a separation process in which the water from a pressurized saline solution is separated from the dissolved material by passing it over a semi-permeable membrane. An energy source is needed to pressurize the salinated (or feed) water for pretreatment, which consists of fine filtration and in some cases the addition of precipitation inhibitors. Pre-treatment removes suspended solids, prevents salt precipitation and keeps the membranes free of microorganisms. Next, a high-pressure pump enables the water to pass through the membrane, while salts are rejected. The feed water is pumped into a closed vessel where it is pressurized against the membrane. As a portion of the feed water passes through the membrane, the remaining feed water increases in salt content. This remaining feed water is discharged without passing through the membrane. As the discharged feed water leaves the pressure vessel, its energy is captured by an energy recovery device, which is used to pressurize incoming feed water. The final step is post-treatment, which consists of stabilizing the water, removing hydrogen sulfide and adjusting the pH and chlorination to prepare it for distribution.

         We use RO technology to convert seawater to potable water. We believe that this technology is the most effective and efficient conversion process for our market. However, we are always seeking ways to maximize efficiencies in our current processes and to investigate new and more efficient processes to convert seawater to potable water. The equipment at our plants is among the most energy efficient available and we monitor and maintain our equipment in an efficient manner. As a result of our many years of experience in seawater desalination, we believe that we have an expertise in the development and operation of desalination plants, which is easily transferable to locations outside the Cayman Islands.

RAW MATERIALS AND SOURCES OF SUPPLY

         All materials, parts and supplies essential to our business operations can normally be obtained from multiple sources, except for the DWEER energy recovery devices which are exclusively manufactured by DesalCo Ltd., and which we use at our Governor's Harbour and West Bay RO plants in Grand Cayman. We do not manufacture any parts or components for equipment essential to our business. Our access to seawater for processing into potable water is granted through our licenses and contracts with governments of the various jurisdictions in which we have our operations.

LICENSES, FRANCHISES AND CONCESSIONS

         With respect to our operations in the Cayman Islands, we rely on our exclusive franchise granted by the government of the Cayman Islands to produce and supply potable water within our franchise area in Grand Cayman. This franchise was granted in July 11, 1990 and is for a term of 20 years. This franchise agreement grants us the right of first refusal to extend the franchise.

         TECHNICAL BREACH OF CAYMAN ISLANDS' LICENSE

         Our license requires us to obtain prior government approval for an issuance or transfer of shares which (i) exceeds 5% of the issued ordinary shares of our company, or (ii) would, upon registration, result in any shareholder owning more than 5% of the issued shares. More than 5% of our ordinary shares are registered in the name of Cede and Co., the nominee for the Depository Trust Company, which is a clearing agency for shares held by participating banks and brokers. We do not believe that these shareholdings by Cede and Co. constitute a breach of the intent of the license. We believe that the purpose of this clause of the license is to allow the government to approve significant shareholders of our company. Cede and Co. and Depository Trust Company, however, act solely as the nominee for banks and brokers, and have no beneficial ownership in the ordinary shares. Nevertheless, our Cayman Islands' legal counsel has advised us that these shareholdings by Cede & Co., which were not approved by the Cayman Islands' government, may be a technical breach of our license.

         In August and September 1994, we completed an offering of 400,000 ordinary shares under Rule 504 of Regulation D of the Securities Act of 1933. In September 1995, we completed a private placement of 100,000 ordinary shares plus warrants to subscribe for an additional 100,000 ordinary shares under Regulation S of the Securities Act 1933. In April 1996, we completed a public offering of 575,000 ordinary shares, and in June 2000 we completed a public offering of 773,000 ordinary shares. Based upon the advice of our Cayman Islands' legal counsel, we determined that the license did not require the government's approval to complete these offerings. However, if a court determined that the government's approval of these offerings was required under the license, we would be in breach of the license. Our Cayman Islands' legal counsel has advised us that to make this determination, a court would have to disagree with our interpretation of the license and dismiss several defenses, which would be available to us. These defenses include acquiescence and waiver on the part of the government with respect to these offerings.

         We have received a letter dated June 1, 2000, from an official of the Cayman Islands' government, stating that a public offering of our ordinary shares, which we completed in 1996 without the government's approval, was a breach of our license. The letter is not clear as to whether the government also views the completion of our 2000 public offering as a breach of our license. We have responded to this letter and stated that we do not believe that we are in breach of our license. We have been advised by our Cayman Islands' legal counsel that the June 1st letter from the Cayman Islands government does not constitute a formal "notice of breach of the license" as contemplated in the license. In June 2000, December 2000, and in 2002 we met with representatives of the Government to discuss this matter. At our latest meeting on March 18, 2002, the Government gave us indications that it is considering revisions to our license, which would clarify the definition of share ownership in order to favorably resolve the uncertainty regarding the technical breach of our license. Other than providing us with its June 1, 2000 letter, the Government has not taken any other action in connection with our license to date.

SEASONAL VARIATIONS IN OUR BUSINESS

         Although, our water sales in the Cayman Islands, Belize and Bahamas are seasonal, the variations between the periods are not significant. We normally sell more water during the first and second quarters when greater numbers of tourists are present. Our sales are also effected to some extent by the weather. We sell less water during the third and fourth quarters, which normally experience higher rainfall amounts than other times of the year.

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

         With respect to our operations in Belize, our water supply contract with BWSL is non-exclusive, and BWSL may seek contracts with other water suppliers to meet their future needs in San Pedro, Ambergris Caye, Belize. There are many companies throughout the world who provide desalination equipment and turnkey water supply contracts. We are not able to say with any certainty who we would compete against for future contracts in Belize.

         With respect to our Bimini operation, we supply water to a private developer and do not have competitors. However if we are invited by the Bahamian government to provide a proposal to expand our operations to other areas of Bimini we can expect competition from companies such as Ionics, Inc. and Vivendi.

         To implement our growth strategy outside our existing operating areas, we will have to compete with companies such as Ionics Inc. and Vivendi. These companies, among others, currently operate in areas in which we would like to expand our operations. These companies already maintain world-wide operations and have greater financial, managerial and other resources than our company. We believe that our low overhead costs, knowledge of local markets and conditions, and our efficient manner of operating desalinated water production and distribution equipment will provide us competitive advantage on projects, ranging in size from 5 million US gallons per day or less, in the Caribbean basin and surrounding areas.

ENVIRONMENTAL MATTERS

         With respect to our Cayman Islands operations, although not required by local government regulations, we operate our water plants in accordance with guidelines of the Cayman Islands Department of Environment. Under these guidelines, our plants may not have emissions of hydrogen sulfide at levels greater than 20 milligrams per liter at the exit of the air scrubbers. We are licensed by the government to discharge concentrated seawater, which is a byproduct of our desalination process, into deep disposal wells. Our potable water also meets the guidelines of the World Health Organization and the U.S. Safe Drinking Water Act. In addition, noise levels at our plants cannot exceed the standards established by the U.S. Occupational Safety and Health Act. To date, we have not received any complaints from any regulatory authorities concerning hydrogen sulfide emissions or noise levels at our plants.

         With respect to our Belize and Bahamas operations, we are required by our water supply contracts to take all reasonable measures to prevent pollution of the environment. We are licensed by the Belize and Bahamian governments to discharge concentrated seawater, which is a byproduct of our desalination process, into deep disposal wells. We operate our plants in a manner so as to minimize the emission of hydrogen sulfide gas into the environment. We are not aware of any existing or pending environmental legislation which may effect our operations in Belize and the Bahamas. To date we have not received any complaints from any regulatory authorities regarding hydrogen sulfide gas emission, nor any other matter relating to operations.

EMPLOYEES

         We presently employ 37 persons in the Cayman Islands, four of whom are executive and management personnel who have an average of 16 years experience with our company or in a directly related position. Nine employees are engaged in administrative and clerical positions. The remaining staff are engaged in engineering, plant maintenance and operations, pipe laying and repair, leak detection, new customer connections, meter reading and laboratory analysis of water quality. Our staff has significant experience and on average have worked with us for 8 years with three of the employees having worked over 20 years with us. We presently employ six persons in Belize to manage and operate our plant. We presently employ one person in the Bahamas to manage and operate our water plant and distribution system on South Bimini. Our employees are not parties to a collective bargaining agreement. We consider our relationship with our employees to be good.

ITEM 2.       PROPERTIES

         We own our Governor's Harbour facility in Grand Cayman, which consists of a 3.2 acre site, including 485 feet of waterfront, and an 8,745 square foot building which contains the water treatment facility. We own two storage reservoirs with a total capacity of 2.0 million U.S. gallons of water at our Governor's Harbour site. The property surrounding the facility has yet to be fully developed, although these areas are beginning to be developed for residential and tourist accommodations. The current production capacity of the Governor's Harbour plant is 1.2 million U.S. gallons per day.

         This RO plant is operated and maintained by OCL under a separate water purchase agreement.

         The primary components of the Governor's Harbour plant are:

         o five feedwater supply wells that average a depth of 140 feet. The combined pumping capability is approximately 3,750 U.S. gallons per minute;

         o two brine disposal wells drilled to an approximate depth of 200 feet;

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

         o an air scrubber to remove the hydrogen sulfide from the product water, which is capable of scrubbing approximately 800 U.S. gallons of water per minute; and

         o Paragon TNT v5.0 control software on Gateway Hardware with I/O System Opto 22 and Optomux interface controller to control the operations of the plant.

         We own our West Bay facility in Grand Cayman, which consists of a 6.1 acre site in West Bay. The plant began operating on June 1, 1995 and was expanded in February 1998 and February 2000. On this site, we have a 2,600 square foot building which houses our water production facilities, a 2,400 square foot building which houses the potable water distribution pumps, a water quality testing laboratory, office space and water storage capacity consisting of three 1.0 million U.S. gallon potable water tanks. The current production capacity of the West Bay plant is 710,000 U.S. gallons per day.

         The primary components of this plant are:

         o three feedwater supply wells that average a depth of 140 feet. The combined pumping capability is approximately 2,250 U.S. gallons per minute;

         o  one brine disposal well drilled to an approximate depth of 200 feet;

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

         On February 1, 2002, we purchased the Britannia water production and distribution facility in Grand Cayman, which consists of four seawater RO plants with a combined nominal production capacity of 440,000 US gallons of water per day, an 840,000 US gallon bolted steel water tank, potable water high service pumps, and various ancillary equipment to support the operation. We have entered into a lease of the 0.73 acre site and steel frame building which houses the plant, from Cayman Hotel and Golf Inc., for a term of 25 years at an annual rent of US$1.00.

         The primary components of this plant are:

         o six feed water supply wells drilled to a depth of approximately 100 feet;

         o one brine disposal well drilled to a depth of approximately 150 feet;

         o four skid-mounted seawater RO plants with desalinated water production capacities of 110,000 US gallons per day each, and utilizing electric powered high pressure pumps and Calder energy recovery devices;

         o one potable water ozonation system used to neutralize hydrogen sulphide and disinfect the product water;

         o  one 840,000 US gallon bolted steel tank used to store potable water;

         o one high service pump station used to pump water from the bolted steel tank to our distribution pipeline.

         We own our Seven Mile Beach and West Bay potable water distribution systems in Grand Cayman. The combined systems consist of approximately 65 miles of polyvinyl chloride and polyethylene water pipes, valves, curb stops, meter boxes, and water meters installed in accordance to accepted engineering standards in the United States of America.

         We own our San Pedro water production facility in Ambergris Caye, Belize. The plant consists of a one story concrete block building, which contains a seawater RO water production plant with a production capacity of 420,000 US gallons per day. We lease from the Government of Belize at a annual rent of BZ$1.00, the parcel of land on which our plant is located. The lease commenced on April 27, 1993 and the term is for 18 years.

         The primary components of this plant are:

         o two feed water supply wells drilled to an approximate depth of 100 feet;

         o one brine disposal well drilled to a depth of approximately 150 feet;

         o two multi-stage vertical turbine high pressure pumps with pumping capacities of 400 U.S. gallons per minute each;

         o two Caterpillar 3406 diesel engines which are the primary power sources for the high pressure pumps;

         o two 250 horse power electric motors which act as backup power sources for the high pressure pumps;

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

         We own our Bahamas water production facility in South Bimini, Bahamas. The plant consists of two 40 foot long standard refrigerated shipping containers, which contain a seawater RO water production plant with a rated capacity of 115,000 US gallons per day, a 250,000 US gallon bolted steel potable water tank, and a high service pump skid. The facility is located on a parcel of land owned by South Bimini International Ltd., and we are allowed, under the terms of our water supply agreement, to utilize the land for the term of the agreement, without charge.

         The primary components of this plant are:

         o two feed water supply wells drilled to a depth of approximately 100 feet;

         o one brine disposal well drilled to a depth of approximately 150 feet;

         o one containerized seawater RO plant with desalinated water production capacity of 115,000 US gallons per day each, and utilizing electric powered high pressure pumps and hydraulic turbocharger energy recovery devices;

         o one potable water ozonation system used to neutralize hydrogen sulphide and disinfect the product water;

         o one 250,000 US gallon bolted steel tank used to store potable water; and

         o one high service pump station used to pump water from the bolted steel tank to our customer's pipeline.

         In addition to the properties where our water plants are located, we lease approximately 3,200 square feet of space for our executive offices at Trafalgar Place, West Bay Road, Grand Cayman Island. We have an annual lease expiring on January 31, 2003, with a yearly extension provision until January 31, 2005, on this property.

         Our Governor's Harbour site includes a waterfront portion. This waterfront portion is not essential to our operations. We initially bought this property to enhance the value of the entire Governor's Harbour site if we decided to sell the site or develop it for other purposes. We purchased this water frontage in 1992 from Hurricane Hideaway Ltd. At the same time, we purchased Hurricane Hideaway Ltd., which owns certain development rights and which is now a wholly owned subsidiary of our company. We believe that our properties are suitable for the conduct of our current operations for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

         We are not currently a party to any ongoing or pending legal proceeding.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders, through the solicitation of proxies or otherwise.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

         Our ordinary shares of common stock ("ordinary shares") are listed on the Nasdaq National Market and trade under the symbol "CWCO". Our ordinary shares are not traded on any market other than the Nasdaq National Market. Listed below, for each quarter of the last two fiscal years, are the high and low bid prices for the ordinary shares on the Nasdaq National Market.

                                            HIGH       LOW
                                            ----       ---

         First Quarter 2000               $ 7.13     $ 6.00
         Second Quarter 2000                8.25       6.00
         Third Quarter 2000                 8.00       6.13
         Fourth Quarter 2000                9.13       6.19

         First Quarter 2001                 9.88       6.88
         Second Quarter 2001                9.85       7.78
         Third Quarter 2001                12.00       8.90
         Fourth Quarter 2001               12.00       9.95


         The high and low bid prices in the table reflect interdealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

         There is no trading market for our redeemable preferred shares, which are only issued to, or purchased by, long-term employees of our company and which must be held by these employees for a period of four years before they vest.

         On December 10, 2001, we issued options to purchase 30,000 ordinary shares having an exercise price of $11.17 to a director. These options are exercisable until December 9, 2004. On December 31, 2001, we issued options to purchase an additional 105,486 ordinary shares having an exercise price of $10.84 to three other directors and one executive officer. These options are exercisable until March 10, 2005. The options issued on December 10, 2001, were exempt from registration under Section 4(2) of the Securities Act of 1933 because the director is a sophisticated investor who has knowledge of all material information about us. The options issued on December 31, 2001 were exempt from registration under Regulation S promulgated under the Securities Act of 1933 because the options were offered and sold outside of the United States to non-U.S. persons, as defined in Regulation S. All of the options were issued as consideration for services that the directors and executive officer provided to us during fiscal year 2001.

HOLDERS

         On March 19, 2002, we had 573 holders of record of the ordinary shares. Management believes that of the ordinary shares held of record, approximately 15% are registered to residents of the Cayman Islands and 85% are registered to residents of other countries, primarily the United States. All of the redeemable preferred shares are owned by residents of the Cayman Islands.

         Other than for the terms of our license described in "ITEM 1. BUSINESS," our company is not directly or indirectly owned or controlled by another corporation or by any government.

DIVIDENDS

         We have paid cash dividends on our ordinary shares since 1985. The board of directors' policy is to pay cash dividends out of accumulated profits on a quarterly basis, if funds are available. As of February 29, 2000, our board of directors have established a policy, although not a binding obligation, that, subject to annual review by the board of directors, our company will maintain a dividend pay-out ratio in the range of 50% to 60% of net income. However, our payment of any future cash dividends will still depend upon our earnings, financial condition, capital demand and other factors. The board of directors declares and approves all interim dividends. The final dividend in each year, if any, is recommended by the board of directors and must be, and has always been, approved by our shareholders before distribution.

         Listed below, for each quarter of the last two fiscal years, is the amount of interim dividends, in U.S. dollars, declared on our issued and outstanding ordinary shares and redeemable preferred shares. No final dividend was declared during the last two fiscal years.

         First Quarter 2000              $ 0.08    Per Share
         Second Quarter 2000               0.08    Per Share
         Third Quarter 2000                0.08    Per Share
         Fourth Quarter 2000               0.10    Per Share

         First Quarter 2001                0.10    Per Share
         Second Quarter 2001               0.10    Per Share
         Third Quarter 2001                0.10    Per Share
         Fourth Quarter 2001               0.10    Per Share

EXCHANGE CONTROLS AND OTHER LIMITATIONS AFFECTING SECURITY HOLDERS

         Our company is not subject to any governmental laws, decrees or regulations in the Cayman Islands which restrict the export or import of capital, or that affect the remittance of dividends, interest or other payments to non-resident holders of our securities. The Cayman Islands does not impose any limitations on the right of non-resident owners to hold or vote our ordinary shares other than stated below. There are no exchange control restrictions in the Cayman Islands.

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

         Belize has foreign currency exchange control laws and any purchase of United States dollars must be made through the Central Bank of Belize. Under our contract with BWSL, we are paid for our water in Belize dollars. Our Belizean subsidiary has been provided with a guarantee from the Government of Belize to repatriate any and all of the Belize Water Ltd. earnings in United States dollars to any foreign destination.

         The Commonwealth of the Bahamas has foreign currency exchange control laws and any purchase of United States dollars must be made through the Central Bank of the Bahamas. We are paid by our customer for water sold by our Bahamian operation in United States dollars, and expenses are also incurred in United States dollars, and therefore do not have any requirement to exchange currency in the Bahamas.

TAXATION

         The Cayman Islands presently impose no taxes on profit, income, capital gains, or appreciations of our company and no taxes are currently imposed in the Cayman Islands on profit, income, capital gains, or appreciations of the holders of our securities or in the nature of estate duty, inheritance, or capital transfer tax.

         A major source of revenue to the Cayman Islands government is a 7.5% or 9% stamp tax, depending on location, on the transfer of ownership of land in the Cayman Islands. During the period of November 14, 2001 to November 13, 2002 the stamp tax rate was temporarily set at 5%. To prevent stamp tax avoidance by transfer of the ownership of the shares of a company, which owns land in the Cayman Islands (as opposed to transfer of the land itself), The Land Holding Companies (Share Transfer Tax) Law was passed in 1976. The effect of this law is to charge a company, which owns land or an interest in land in the Cayman Islands a tax based on the value of its land or interest in land attributable to each share transferred. The stamp tax calculation does not take into account the proportion which the value of a company's Cayman land or interest bears to its total assets and whether the intention of the transfer is to transfer ownership of a part of a company's entire business or a part of its Cayman land or interest. We requested the Cayman Islands government exempt us from the landholding company's tax, which our company is required to pay on the transfer of our shares. Prior to becoming quoted on Nasdaq, paid this tax on private share transfers. We have never paid tax on transfers of our publicly traded shares. Other local companies whose businesses are not primarily related to the ownership of land, and whose shares are publicly traded have either received an exemption from the tax, or have not been pursued by government for payment of the tax. We believe that the likelihood that government will seek to collect this tax on transfers of our publicly traded shares is remote and we are currently engaged in discussions with the Cayman Islands government to obtain an exemption.

         As disclosed in Part I, Item 1 under the discussion of our Belize Operations, the Government of Belize has exempted our subsidiary, Belize Water Ltd., from all duties and sales taxes until January 2003 and company taxes until January 2004. The Government of Belize has confirmed its commitment to support all future applications for extensions or additional tax exemptions for the life of the water supply contract.

         As disclosed in Part I, Item 1 under the discussion of our Bahamian Operations, we have not been granted any tax exemptions for our Bahamian operations. We believe that we may be subject to a tax ranging from 1% to 2% on the gross revenues generated by our Bahamian operations and are currently reviewing the matter with our Bahamian attorneys. Our potential tax liability for our 2001 sales in the Bahamas is immaterial.

DESCRIPTION OF SECURITIES

ORDINARY SHARES

         We are authorized to issue 9,900,000 ordinary shares, par value CI$1.00 per share. At March 19, 2002, 3,920,313 ordinary shares were issued and outstanding. Holders of ordinary shares may cast one vote for each share held of record at all shareholder meetings. All voting is non-cumulative. Holders of more than 50% of the outstanding shares present and voting at an annual meeting at which a quorum is present are able to elect all of our directors. Holders of ordinary shares do not have preemptive rights or rights to convert their ordinary shares into any other securities. All of the outstanding ordinary shares are fully paid and non-assessable.

         Holders of ordinary shares are entitled to ratably receive dividends, if any, distributed out of our accumulated profits. Subject to the preferential rights of holders of the redeemable preferred shares, upon liquidation, all holders of ordinary shares are entitled to participate pro rata in our assets, which are available for distribution.

         Other than 3,172 ordinary shares, for a member of senior management in Belize, no ordinary shares have been set aside for any employee share plans.

REDEEMABLE PREFERRED SHARES

         We are authorized to issue 100,000 redeemable preferred shares, par value CI$1.00 per share. At March 19, 2002, 25,195 redeemable preferred shares were issued and outstanding.

         Holders of redeemable preferred shares may cast one vote for each share held of record at all shareholder meetings and are entitled to receive ratably dividends, if any, distributed out of our accumulated profits. All voting is on a non-cumulative basis. In the event of a liquidation of our company, the redeemable preferred shares rank in preference to the ordinary shares with respect to the repayment of the par value of redeemable preferred shares plus any premium paid or credited on the purchase of the shares. Under our employee share plan, we may redeem any redeemable preferred shares issued to an employee. The ordinary shares and the redeemable preferred shares rank equally in all other respects.

         Currently, no shares have been set aside for our employee share incentive plan.

CLASS B ORDINARY SHARES

         In 1997, we adopted an option deed under which option holders may exercise rights to purchase our class B ordinary shares, par value CI$1.00 per share. As of the date of this Annual Report, there are no class B ordinary shares issued and outstanding.

         Holders of class B ordinary shares are entitled to the same voting rights and dividends paid on ordinary shares and redeemable preferred shares, and we cannot pay a dividend on the ordinary shares without paying the same dividend on the class B ordinary shares, and vice versa. We cannot redeem the class B ordinary shares, and the holders of the class B ordinary shares are not entitled to any repayments of capital upon the dissolution of our company.

         If we enter into a transaction in which ordinary shares are exchanged for securities or other consideration of another company, then the class B ordinary shares will be also be exchanged pursuant to a formula. The class B ordinary shares and the ordinary shares rank equally in all other respects.

OUTSTANDING WARRANTS

         On April 9, 1996, we issued warrants to purchase up to 50,000 ordinary shares at $6.30 per share to the underwriter of our initial public offering. All of these warrants expired on April 3, 2001.

OPTION DEED

         In 1997, in response to an attempt by Argyle/Cay Water, Ltd. to acquire up to 50% of our company, our board of directors approved an option deed, which is similar to a "poison pill." The option deed may delay or prevent a change in control of our company.

         The option deed grants to each holder of an ordinary and redeemable preferred share an option to purchase one one-hundredth of a class B ordinary share at an exercise price of $37.50, subject to adjustment. If a takeover attempt occurs, each shareholder would be able to exercise the option and receive class B ordinary shares with a value equal to twice the exercise price of the option. Under circumstances described in the option deed, instead of receiving ordinary shares, we may issue to each shareholder cash or other equity or debt securities of our company, or the equity securities of the acquiring company, as the case may be, with a value equal to twice the exercise price of the option.

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

         The options are attached to each ordinary share and redeemable preferred share and presently have no monetary value. The options will not trade separately from our shares unless and until they become exercisable. The options, which expire on July 31, 2007, may be redeemed, at the option of our board of directors, at a price of CI$.01 per option at any time until ten business days following the date that a group or person acquires ownership of 20% or more of the outstanding ordinary shares. Any amendment to the option deed is subject to the terms and conditions of our agreement with Argyle/Cay-Water, Ltd. described in the section of this Annual Report entitled "ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT"

         The option deed may have certain anti-takeover effects, although it is not intended to prevent any acquisition or business combination that is at a fair price and otherwise in the best interests of our company and our shareholders as determined by our board of directors. However, a shareholder could potentially disagree with the board's determination of what constitutes a fair price or the best interests of our company and our shareholders.

         The full terms and conditions of the options are contained in an option deed between us and our option agent, American Stock Transfer & Trust Company. The above description of the options is a summary only and does not purport to be complete. You should read the entire option deed to understand the terms of the options.

REPURCHASED SHARES

         During 2001, we repurchased 25,000 shares at an average cost of $10.86. Under Cayman Islands law, shares that we repurchase out of capital are treated as cancelled upon repurchase, and our issued share capital is reduced by the par value of those shares, with the difference being adjusted to additional paid up capital. Also during 2001, we treated the purchase of our treasury shares of 8,000, 102,752 and 79,100 in 1998, 1999 and 2000, respectively, in the
Consolidated Balance Sheet and the Consolidated Statement of Shareholders' Equity as cancelled on repurchase.

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

       The consolidated financial statements include the accounts of our wholly-owned subsidiaries Belize Water Ltd, Commonwealth Water Limited, Cayman Water Company Limited and Hurricane Hideaway Ltd. The operating results of Belize Water Ltd. have been included in the financial statements since the date of the acquisition (July 21, 2000). All inter-company balances and transactions have been eliminated.

       Set forth below is selected financial data based upon our consolidated financial statements. The table contains information (expressed in US dollars) derived from our audited consolidated financial statements for the five-year period ended December 31, 2001. This selected financial data should be read in conjunction with the more detailed financial statements and related notes thereto contained elsewhere in this Annual Report. The audited consolidated financial statements for the years ended December 31, 1998 and 1997 and accountant's reports thereon are not included in this Annual Report.


                                                               YEAR ENDED DECEMBER 31,
                                       ---------------------------------------------------------------------------
                                           2001            2000            1999            1998            1997
                                       -----------     -----------     -----------     -----------     -----------
STATEMENT OF INCOME DATA:
  Water Sales                          $11,026,923     $ 9,576,959     $ 7,936,118     $ 7,925,232     $ 7,214,557
  Net Income (1)                         2,764,573       2,404,820       1,569,717       1,451,933       1,112,402

BALANCE SHEET DATA:
  Total Assets                          22,721,178      21,845,672      16,431,321      15,594,021      14,814,817
  Long Term Debt Obligation              1,213,804       1,131,986       1,926,786       2,470,112       1,769,746
  Long Term Purchase Obligation                 --              --              --         320,141       1,265,275
  Redeemable preferred stock                30,234          40,361          49,270          52,686          40,906

DIVIDENDS DECLARED PER SHARE                  0.40            0.34            0.20            0.19            0.13
BASIC EARNINGS PER SHARE                      0.71            0.68            0.51            0.47            0.37
BASED ON NUMBER OF SHARES                3,897,969       3,532,501       3,044,293       3,055,845       2,986,216

DILUTED EARNINGS PER SHARE                    0.69            0.67            0.49            0.45            0.35
BASED ON WEIGHTED NUMBER OF SHARES       3,999,691       3,616,271       3,188,048       3,191,583       3,136,574


(1) Net Income represents income after a cumulative change in accounting principle in 1999 of $117,576 (see ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--Change in Accounting Principle), and an exceptional item of $97,886 in 1997 representing the remaining book value of the vapor compression equipment previously used by our company that was written down to zero.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         Our objective is to provide water services in areas where the supply of potable water is scarce and where the use of RO technology to produce potable water is economically feasible. By focusing on this market, we believe that we can provide a superior financial return to our investors. To increase share value and maintain dividend payouts in accordance with current company policy, we need to expand our revenues by developing new business opportunities both within our current service areas, and in new areas. We need to maintain our high operating efficiencies by adhering to our strict equipment maintenance and water loss mitigation programs in order to achieve gross profit margins between 40% and 45%. We further believe that many Caribbean basin and adjacent countries, while being water scarce, also present opportunities for operation of our plants in limited regulatory settings which are less restrictive than the highly regulated markets of North America, which promotes cost effective operation of our equipment.

         We have been operating our business on Grand Cayman Island since 1973 and have been using RO technology to convert seawater to potable water since 1989. There is no natural supply of fresh water on the Cayman Islands. We currently have an exclusive license from the Cayman Islands government to process potable water from seawater and then sell and distribute that water by pipeline to Seven Mile Beach and West Bay, Grand Cayman Island. We obtain water from our three RO plants on Grand Cayman (Governor's Harbour plant, West Bay plant and our newly acquired Britannia plant), which together are capable of producing 2.02 million U.S. gallons per day on a reliable basis, or approximately 755 million U.S. gallons per year. We own our RO plants and substantially all of the 65 miles of our underground distribution infrastructure. For the year ended December 31, 2001, we supplied 474.1 million U.S. gallons of water to hotels, residential customers, condominiums, other commercial customers and government facilities on Grand Cayman.

         On July 21, 2000, we acquired Seatec Belize Ltd., a company organized under the laws of Belize. Seatec Belize Ltd., now renamed Belize Water Ltd., owns and operates a RO plant in Ambergris Caye, Belize and provides potable water to BWSL under contract. BWSL provides water and sewage services to the mainland Belize, and contracts us to produce potable water on Ambergris Caye, which has no natural source of fresh water. Our RO seawater conversion plant, is capable of producing 420,000 U.S. gallons per day or approximately 153 million U.S. gallons per year, for BWSL, who distributes the water to residential, commercial, and tourist properties in Ambergris Caye, Belize. During the year ended December 31, 2001, we supplied approximately 93.8 million U.S. gallons to BWSL.

         Since July 11, 2001, we have been supplying desalinated water to South Bimini International Ltd. under a ten-year water supply agreement. This Bahamian company owns and operates resort properties on South Bimini Island, Bahamas and we provide potable water to these properties. The island of South Bimini has no natural source of fresh water. Our Bahamas operations provides water from one RO seawater conversion plant, capable of producing 115,000 U.S. gallons per day or approximately 42 million U.S. gallons per year, to South Bimini International Ltd. This water is distributed to the condominiums, marina and hotel property in South Bimini, Bahamas. For the year ended December 31, 2001, we supplied approximately 1 million U.S. gallons to South Bimini International Ltd. Sales in 2001 were low because we only supplied water from July 2001, and the condominium development is in its initial stages. We expect the demand for water from our plant to increase as additional phases are completed at the Bimini Sands development.

         Although at a slower pace than in previous years, development is taking place on Grand Cayman Island, and particularly in our licensed area to accommodate both the growing local population and the tourism market. Because our license requires us to supply water to developments in our licensed area, the planning department of the Cayman Islands government routinely advises us of proposed developments in our licensed area. This advance notice allows us to manage our production capacity to meet anticipated demand. We believe that we have, or have contracted for, a sufficient supply of water to meet the foreseeable future demand.

         We installed our first RO plant in December 1989 at Governor's Harbour, located in the Seven Mile Beach area, through a water purchase agreement with OCL. Under the agreement, OCL operates the plant, and we must purchase a minimum volume of water from them. In addition, OCL has to provide us additional volumes of water upon demand up to a fixed level, and any excess on a best efforts basis. The agreement requires a plant capacity of 1.1 million U.S. gallons per day, which is the maximum capacity of the plant. The agreement was amended in December 2000 to increase the production capacity of the plant to 1.2 million US gallons per day. The agreement expires on December 31, 2004, at which time we will have fulfilled our obligations under the agreement and we will be the sole operator of the plant. Upon expiration of our agreement with OCL, we expect that our operating costs at Governor's Harbour will decrease significantly.

         In 1995, we installed our second RO seawater conversion plant, at our West Bay site. We own and are responsible for operation and maintenance of the West Bay plant. This plant is capable of producing 710,000 U.S. gallons per day of potable water.

         In February 2002, we purchased our third RO seawater conversion plant, which was previously owned and operated by Cayman Hotel & Golf Inc., a company which owns and operates the Hyatt Hotel and Britannia Golf Course, and developed the Britannia condominiums and villas. This plant is capable of producing 440,000 US gallons of desalinated water per day.

OUR OPERATIONS UNDER THE LICENSE IN THE CAYMAN ISLANDS

         Our exclusive operational license was issued to us by the Cayman Islands government under The Water (Production and Supply) Law of 1979. The license terminates, unless further renewed, on July 11, 2010.

         Two years prior to the expiration of the license, we have the right to negotiate with the government to extend the license for an additional term. Unless we are in default under the license, the government may not grant a license to any other party without first offering the license to us on terms that are no less favorable than those which the government offers to a third party.

         We must provide, within our licensed area, any requested piped water service which, in the opinion of the Executive Council of the Cayman Islands government, is commercially feasible. Where supply is not considered commercially feasible, we may require the potential customer to contribute toward the capital costs of pipe laying (Advances in Aid of Construction). We then repay these advances to the customer, without interest, by way of a discount of 10% on future billings for water sales until this indebtedness has been repaid. We have been installing additional pipeline when we consider it to be commercially feasible, and the Cayman Islands government has never objected to our determination regarding commercial feasibility.

         Under the license, we pay a royalty to the government of 7.5% of our gross US gallon potable water sales revenue. The base selling price of water under the license presently varies between $18.96 and $22.74 per 1,000 U.S. gallons, depending upon the type and location of the customer and the monthly volume of water purchased. The license provides for an automatic adjustment for inflation/deflation on an annual basis, subject to temporary limited exceptions, and an automatic adjustment for the cost of electricity on a monthly basis. The Water Authority (Cayman), on behalf of government, reviews and approves the calculations of the price adjustments for inflation and electricity costs.

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

RESIDENTIAL AND COMMERCIAL OPERATIONS IN THE CAYMAN ISLANDS

         We enter into standard contracts with hotels, condominiums and other properties located in our licensed area to provide potable water to such properties. We currently have agreements on differing terms and rates to supply potable water to the 309-room Marriott Hotel and the 343-room Westin Hotel, the Hyatt Hotel and Britannia Golf Course, and to supply non-potable water to the SafeHaven Golf Course. We bill on a monthly basis based on metered consumption. Receivables are typically collected within 30 to 35 days after the billing date and receivables not collected within 45 days subject the customer to disconnection from our water service. In 2001, bad debts represented less than 1% of our total sales for the year. Customers who have had their service disconnected must pay re-connection charges.

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

WASTEWATER SERVICES IN THE CAYMAN ISLANDS

         We began providing sewerage services on Grand Cayman in 1973. In 1987 the Cayman Islands government, through Water Authority-Cayman, constructed a public sewerage system in part of the Seven Mile Beach area where Governor's Harbour is located. On September 1, 1988, Water Authority-Cayman began processing sewage delivered by the pipelines and lift stations in that area. We stopped our processing of sewage on that date. Water Authority-Cayman currently directly bills our former sewerage customers for its services. In October 2001, we reached an agreement with the Water Authority-Cayman that they will take over the ownership and operation of two remaining sewage lift stations, which we presently operate. Our present obligation under this agreement is to replace certain minor pieces of equipment in these stations prior to take over by the Water Authority-Cayman. We expect the take over to occur in May 2002. No revenue was earned for wastewater services during 2001.

DEMAND FOR WATER IN THE CAYMAN ISLANDS

         In the past, demand on our pipeline distribution has varied throughout the year. However, an increase in year-round tourism in recent years has created more uniform demand for water throughout the year. Demand depends upon the number of tourists visiting the Cayman Islands and the amount of rainfall during any particular time of the year. In general, 75% of tourists come from the United States. Our operating results in any particular quarter are not indicative of the results to be expected for the full fiscal year. The table below lists the total volume of water we supplied on a quarterly basis for the years ended December 31, 2001, 2000, 1999, 1998 and 1997 to all our customers:


                    2001        2000        1999        1998        1997
                   -------     -------     -------     -------     -------
                            (in thousands of U.S. gallons)
First Quarter      119,115     125,869     107,031     109,255     100,853
Second Quarter     129,305     117,766     113,007     108,334      98,473
Third Quarter      118,733     100,259      90,888      90,950      87,483
Fourth Quarter     106,985     107,404      90,421      92,011      89,941
                   -------     -------     -------     -------     -------
Total              474,138     451,298     401,347     400,550     376,750
                   =======     =======     =======     =======     =======

OUR OPERATIONS UNDER THE CONTRACT IN BELIZE

         We have entered into a contract with BWSL to supply a minimum of 135,000 US gallons of water per day to BWSL expiring in 2011. At the expiry of the contract, BWSL may at its option extend the term of the agreement or purchase the plant outright.

         The base price of water supplied, and adjustments thereto, are determined by the terms of the contract, which provides for adjustments based upon the movement in the government price indices specified in the contract, as well as, monthly adjustments for changes in the cost of diesel fuel and electricity.

         We bill on a monthly basis based on metered consumption. Receivables are due within 21 days after the billing date. Interest of 1.5% per year is charged on any delayed payments. We have had collection problems with BWSL in the past, however, we are working on a solution that will ensure payment will be made when required. As at the date of this Annual Report, BWSL is current on its outstanding balance, with exception of interest, which has accrued on their account. In 2001, we had no bad debts for our Belize sales for the year.

         BWSL has submitted claims for compensation for damages, which it believes resulted from our equipment failures during August and September 2001. They have further claimed for the rectification of a minor mistake in the water rate inflation adjustment formula in our agreement, a mistake which dates back to November 1995. We have fully settled one claim for compensation which resulted from an equipment failure during the first week of August 2001 by crediting their account $14,864, but have rejected their other claim for compensation relating to the temporary reduction of our production capacity on another occasion. While we were not able to meet BWSL's demand for water during certain periods when our equipment malfunctioned, we were able to provide quantities of water well in excess of the minimum amount required in our agreement.

         We are currently engaged in discussions regarding BWSL's claim for rectification of the inflation adjustment formula, and to collect unpaid interest, which has accrued on their account because of their late payment of invoices. At the date of this Annual Report, we have offered $38,790 to settle all of their outstanding claims, and have agreed to correct the inflation adjustment formula in the agreement. We believe that correcting this minor mistake in the agreement will not have a significant impact on the profitability of our Belize operations going forward, and that we will collect the outstanding interest charges from BWSL.

         BWSL distributes our water primarily to residential properties, small hotels, and businesses which serve the tourist market.

DEMAND FOR WATER IN BELIZE

         We have only operated our plant in Belize for about 21 months. However, we believe that water sales in Belize are cyclical, and on a similar cycle to sales in the Cayman Islands, since both operations cater to similar tourist markets. We also believe that water sales will be higher in the future since sales were limited before March 2000 because the production capacity of the water plant was lower than demand. While 2001 sales indicate an increasing trend, it may not be indicative of similarly high percentage increases in the future because of production limitations in the first quarter of 2000.

         Our sales in Belize were restricted in August, September and October 2001 because of several major component failures at our San Pedro plant. We believe that we could have sold more water during these months if our plant had been able to operate at full capacity. We have taken action to ensure this does not occur again by increasing our inventory of critical spare parts.

         The total volume of water we supplied (in thousands of U.S. gallons) to BWSL on a quarterly basis for the years ended December 31, 2001 and 2000:

                                          2001                      2000
                                         ------                    ------
                                          (in thousands of U.S. gallons)
First Quarter                            24,589                    17,455*
Second Quarter                           26,519                    20,928*
Third Quarter                            21,404                    19,507
Fourth Quarter                           21,266                    19,624
                                         ------                    ------
Total                                    93,778                    77,514
                                         ======                    ======

* Sales made pre-acquisition by Seatec Belize Ltd. Used only for comparison purposes.

OUR OPERATIONS UNDER CONTRACT IN BAHAMAS

         In 2000, we entered into a water supply agreement with South Bimini International Ltd. and began supplying water under this contract on July 11, 2001. Under our agreement South Bimini International Ltd. is committed to pay for a minimum of 3,000 US Gallons of water per customer per month (36,000 US Gallons per year) on a take or pay basis in relation to the Bimini Sands Resort property in South Bimini Island, Bahamas. The price of water supplied is adjusted for inflation annually based on Bahamas government indices, and adjusted monthly for changes in the cost of electricity.

DEMAND FOR WATER IN BAHAMAS

         We have only been supplying water in Bimini for approximately eight months, to a resort property, which is only partially completed and a small 40-room hotel. Currently the resort is comprised of 54 condominiums, and a developing 150-slip marina. By the end of 2002, we anticipate that we will be providing water to an additional 30 condominiums. The resort property is ultimately expected to include over 300 condominium units, a large hotel casino, and a marina that can accommodate twice as many boats as the existing facility. We believe that water sales in Bimini will be cyclical. We expect that our sales will be higher during the summer months when tourists and fisherman arrive from the United States by boat, and when several large angling tournaments are traditionally held in Bimini. We expect that our sales will be lower during winter months when the weather is not conducive to pleasure boat travel from the United States.

         The total volume of water we supplied (in thousands of U.S. gallons) to South Bimini International Ltd. during each of the third and fourth quarters for the year ended December 31, 2001 was 449 and 551 respectively.

WATER SALES AND OTHER INCOME ("TOTAL INCOME")

         Our total income includes water sales income, other income and interest income from all of our business segments. Water sales income is comprised of water sales to our individual Cayman Islands customers, to BWSL and to South Bimini International Ltd. Other income consists of monthly meter rental charges, sales to companies that deliver water by truck to customers not connected to our pipeline in the Cayman Islands, connection charges for new customers and re-connection charges for delinquent accounts. In April 1999, we settled a dispute with the owner of the Hyatt Hotel and the developer of the Britannia development, who supplied water to the Hyatt Hotel, a hotel located within our Seven Mile Beach license area. Accordingly, other income also consists of settlement fee payments for the supply of water to the Britannia development by the Hyatt Hotel, which has its own water production facility. During 2001, we negotiated the purchase of this water production facility and a separate water supply agreement with the Hyatt Hotel and Britannia Golf Course. On February 1, 2002 we took possession of this facility and began supplying water under the new agreement. At this time the settlement agreement ceased and no further revenue will be collected under this settlement. Additionally, included in other income is interest income relating to interest derived from excess cash balances placed on term deposit and interest payable by BWSL due to late payment of invoices.

EXPENSES

         Expenses include cost of water sales ("direct production expenses") and our indirect, or general and administrative expenses. Direct production expenses include royalty payments to the Cayman Islands government; electricity and chemical expenses; payments to OCL relating to operation of the Governor's Harbour plant; production equipment and facility depreciation costs; equipment maintenance and expenses and operational staff costs. Indirect, or general and administrative expenses, consist primarily of salaries and employee benefits for administrative personnel, office lease payments, legal and professional expenses and financing costs. There are no income taxes in the Cayman Islands and we are currently exempt from taxes in Belize. We may be liable for gross revenue tax in the Bahamas as disclosed in Part I, Item 1, under our discussion of our Bahamas Operations.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2001 COMPARED TO YEAR ENDED DECEMBER 31, 2000

WATER SALES AND OTHER INCOME ("TOTAL INCOME")

         Total Income increased by 14.4% from $10,025,686 to $11,473,706 for the year ended December 31, 2000 and 2001, respectively. Total Income is comprised of water sales and other income.

         The Cayman operations increased Total Income by $626,843 for the year ended December 31, 2001, representing 43.3% of the increase.

         The addition of the operations of Belize Water Ltd. as of July 21, 2000 increased Total Income by $794,401 for the year ended December 31, 2001, representing 54.9% of the increase.

         Finally, the addition of the Bahamas operations as of July 11, 2001 increased Total Income by $26,776 for the year ended December 31, 2001 representing 1.8% of the increase.

         Sales in Cayman are made within our license area to approximately 3,000 customers. All sales in Belize are to one customer, Belize Water Services Ltd., a private company that recently acquired the assets of Belize Water and Sewerage Authority, which was previously a government statutory corporation. The terms of our contract have not changed as a result of the privatization of Belize Water and Sewerage Authority. Currently in the Bahamas, all sales are to one customer, South Bimini International Ltd. known as Bimini Sands Resort and Marina, which uses water at their hotel, condominiums and full service marina.

         Total water sales increased by 15.1% from $9,576,959 to $11,026,923 for the years ended December 31, 2000 and 2001, respectively. The total water sales increase of $1,449,964 was a result of several factors detailed below.

         Our Cayman operation added $657,784 to water sales for the year ended December 31, 2001, which is 45.4% of the total increase. Of this increase 70.1% was due to a 5.1% increase in the number of US gallons sold over the same period in the prior year. This increase was due to both an increase in our customer base, as well as, increased usage of 3.5% from commercial, 6.4% increase from residential, and a 50% increase from government facilities which was due to bulk sales of $112,409 made to assist the Water-Authority (Cayman) to make up temporary shortfalls in their production capacity. The automatic inflation adjustment increased our Cayman Islands water rates in January 2001 for most of our customers by an average of 2.5%, which makes up the remaining 29.9% of the increase.

         Our Belize operation added $765,847 to water sales for the year ended December 31, 2001, which is 52.8% of the total increase. Of this increase 99.3% was due to a full year of water sales in 2001 compared to six months in 2000. The quantities of water produced by our Belize operations in 2001 were approximately 21% higher than in 2000 (pre-acquisition as reported by the previous owners of the Belize operations). These higher sales during the year have resulted because in the prior year we had only six months of production and sales. However, our water sales in Belize were lower than expected because of an equipment malfunction in late August and September 2001, which temporarily reduced the production capacity of our water plant by 50% for 3 days. This malfunction has now been corrected and our plant is operating at full production capacity. The automatic inflation adjustment increased our Belize water rates in June 2001 by 0.53%, which makes up the remaining 0.7% of the increase.

         Finally, the addition of the Bahamas operations as of July 11, 2001 increased water sales by $26,333 for the year ended December 31, 2001, representing 1.8% of the increase.

         In late 2000, the Cayman Islands Government changed the base year of the Cayman Islands Consumer Price Index ("CI-CPI"), which is used in our license to calculate our annual automatic inflation adjustment, rendering the then license formula inoperable. As provided for in our license, our Cayman Islands rates during the first nine months of 2001 were adjusted by substituting in the formula the movement of the United States Producers Price Index ("US-PPI") for Industrial Commodities for the CI-CPI. Our rates during the first nine months of 2001 were inflated by 3.7%. In September 2001 the Government agreed with us a new automatic inflation adjustment formula, which uses the re-based CI-CPI. This new formula took effect in October 2001 and reduced our Cayman Islands water rates by 1.2% for the last three months of the year. The next automatic inflation adjustment occurred in January 2002 and decreased our Cayman Island water rates by 0.39%.

         Other income decreased by 0.4% from $448,727 to $446,783 for the year ended December 31, 2000 and 2001, respectively. This decrease was a result of a reduction in interest earned from 2000 to 2001, which amounted to $32,314 and $28,584, respectively. In 2001, interest was earned on our outstanding balance in our Belize operations, due to the temporary delay in payment by BWSL. In 2000 interest was earned on our significant investment of unutilized cash from the sale of shares until we purchased our Belize subsidiary.

EXPENSES

         Cost of water sales increased by 12.6% from $5,423,297 to $6,109,117 for the years ended December 31, 2000 and 2001, respectively.

         Our Cayman operations increased cost of water sales by $171,425 for the year ended December 31, 2001, representing 25.0% of the increase. Although cost of water sales increased, it increased at a lower rate than our water sales since we benefit from efficiency savings in our water production operation when we produce more water.

         The addition of the operations of Belize Water Ltd. as of July 21, 2000 increased cost of water sales by $467,769 for the year ended December 31, 2001 representing 68.2% of the increase. This increase was due to increased water production to meet increased sales, and machinery repairs related to the August and September 2001 equipment malfunctions.

         Finally, the addition of the Bahamas operations as of July 11, 2001 increased cost of water sales by $46,626 for the year ended December 21, 2001 representing 6.8% of the increase.

         Gross profit margins increased from 43.4% to 44.6% for the years ended December 31, 2000 and 2001, respectively.

         Gross profit margins for our Cayman operations increased from 43.2% to 45.3% for the years ended December 31, 2000 and 2001, respectively. The reasons for this 2.1% increase are increased plant efficiencies, as mentioned earlier, and decreased depreciation expense of approximately $197,000, which resulted from our reassessment of the useful economic lives of certain assets. These lower expenses were offset by the increased full year of amortization expense of our intangible asset, which arose on purchase of BWSL in July 2000, increased insurance costs during the last two months of 2001, and additional labour costs incurred for maintenance of our West Bay plant.

         Gross profit margins for our Belize operations decreased from 46.2% to 41.7% for the years ended December 31, 2000 and 2001, respectively. This decrease resulted from equipment repair costs, which we incurred during August and September 2001 as a result of a major equipment malfunction, and higher electricity costs resulting from the utilization of our 250 Horse Power standby electric motor on one of our production trains. We were unable to utilize our diesel engine to power that production train for most of 2001 because of a mechanical failure of that engine in early 2001, which caused us to order a replacement engine, as well as, the mechanical malfunctions of other equipment, which occurred in August and September 2001. We have recently received all the necessary replacements parts and that production train is now operating on the more efficient diesel engine.

         Gross profit margin for our Bahamas operations for the year ended December 31, 2001 was a negative 77.1%. This was due to low water sales and a relatively higher proportion of fixed costs such as depreciation, which we expected in the early phases of the Bimini Sands Resort development project. Both of these are temporary factors and are not expected to continue in the future. We forecast that the Bahamas operation will generate positive cash flows during May 2002.

         Indirect expenses increased by 18.3% from $2,197,569 to $2,600,016 for the years ended December 31, 2000 and 2001, respectively.

         Our Cayman operations increased indirect expenses by $240,830 for the year ended December 31, 2001, representing 59.9% of the increase. Of this increase, 49.0% is due to a new executive position, Director of Special Projects, and 5.6% is a result of increased costs incurred in the first quarter resulting from the replacement of our former Chief Financial Officer who left us on April 6, 2001. In addition, we had a 4% increase in salaries, and stock compensation expense increased by $36,279 because ordinary share options granted to our executive officers under the terms of their employment agreements, had market values that were higher than the exercise price on the date of grant, unlike in 2000.

         The addition of the operations of Belize Water Ltd. as of July 21, 2000 increased indirect expenses by $157,491 for the year ended December 31, 2001, representing 39.1% of the increase. This was due to the reallocation of employee duties, which increased indirect expenses when compared to the same periods in the prior year and the fact that the prior year included only six months of operations after our acquisition of our Belize subsidiary in July 2000.

         Finally, the addition of the Bahamas operations as of July 11, 2001 increased indirect expenses by $4,126 for the year ended December 31, 2001, representing 1.0% of the increase. These costs relate to the administration of the Bahamas operations.

         As a percentage of the Total Income, indirect expenses were at 21.9% and 22.7% for the year ended December 31, 2000 and 2001, respectively.

NET INCOME

         Net income increased by 15.0% from $2,404,820 to $2,764,573 for the years ended December 31, 2000 and 2001, respectively. This increase was due to the several reasons detailed above.

DIVIDENDS

         In December 2000 we increased our per share dividend to ordinary shareholders from $0.32 to $0.40 per year and in December 2001, we increased our per share dividend from $0.40 to $0.42 per year, payable on a quarterly basis. We have consistently paid dividends to ordinary shareholders since we began issuing dividends in 1985. Our board of directors has established a policy that we will maintain a dividend pay-out ratio in the range of 50% to 60% of net income. This policy is subject to modification by our board of directors, however, we expect to continue increasing our dividend as our earnings grow.

REASSESSMENT OF USEFUL ECONOMIC LIVES OF PROPERTY, PLANT AND EQUIPMENT

       During the year ended December 31, 2001 we carried out an extensive engineering analysis of our potable water production and distribution equipment in Grand Cayman. The result of which was the reassessment of the useful economic lives of various assets and a decrease in depreciation expense on an annual basis in the amount of $197,472, which increased basic and fully diluted earnings per share by $0.05 for the year ended December 31, 2001.

       This analysis included the revision of our computerized hydraulic model of the pipeline system, and updating our water meter replacement schedule. Our long-term strategic engineering analysis concluded that certain assets, including portions of the Seven Mile Beach distribution system, the Governor's Harbour VC Building, and water meters would not need to be replaced or relocated as early as previously planned.

       As a result of the circumstances detailed below, we considered it appropriate to reassess the estimated useful economic life of the Seven Mile Beach distribution system from 20 years to 40 years of which 13 years has already elapsed, the Governor's Harbour VC building from 20 to 40 years of which 21 years had already elapsed, and water meters from 5 years to 10 years of which 3 years had already elapsed. Also as a result of these circumstances, it was determined that the projected future utilization of a key piece of equipment (the Vermeer Trencher), which we use to install or replace pipelines, would be reduced. It was considered appropriate to reassess the useful economic life of this piece of equipment from 10 years to 20 years, of which 3 years had already elapsed.

       Also during the year ended December 31, 2001 we carried out a review of the condition and technology of our West Bay RO plant and concluded that the plant was now meeting performance and operational requirements consistent with those of the Governor's Harbour RO plant. A similar review had been carried out on the Governor's Harbour RO plant in 1994. As a result of these circumstances, it was considered appropriate to reassess the estimated useful economic life of the West Bay RO plant from 10 years to 15 years, of which 3 years had already elapsed, which is now consistent with depreciation parameters used for the Governor's Harbour RO plant.

       SEVEN MILE BEACH DISTRIBUTION SYSTEM

         When the Seven Mile Beach ("SMB") distribution pipeline was initially installed, the West Bay road was at an early stage of development. At the time of installation, 20 years was considered to be an appropriate best estimate for the useful life of the system, given the circumstances and relatively early stage of development in the Cayman Islands. Fundamental changes regarding the West Bay road that were being considered by Government had not been rejected. We planned for several years to relocate our Governor's Harbour RO plant to enable alternate use or sale of the waterfront land, and if undertaken, this relocation would have involved the removal and relaying of pipeline.

         During 2001, we revised our master distribution plan, which includes the SMB distribution system, in order to evaluate the possible addition of the Britannia plant to the system, to determine whether contemplated upgrades to the Governor's Harbour reservoirs were warranted, and to consider future capital expenditure for pipeline replacements or new pipelines. It was determined that certain pipeline replacements, which had been scheduled subsequent to the 1996 master distribution plan were no longer necessary, and that existing SMB distribution system assets could be utilized for a much longer period than previously anticipated. The Government also revised their schedule and layout for significant road improvements within our service areas, which alleviated the need for any major changes to our SMB distribution system. The West Bay road is at a mature stage of development, and the level of construction, which has now peaked, would inhibit any changes to the road layout and our distribution system. We decided not to relocate our Governor's Harbour reservoirs, distribution pumps, and RO plant.

         As a result of these events and circumstances, in early 2001, we considered it appropriate to reassess the remaining useful economic life of the SMB distribution system and the Governor's Harbour pipeline. Based on our experience and industry standards, it was concluded that the pipeline, being of the same material and construction as the remainder of our pipeline, had a useful economic life of 40 years, of which 13 had already elapsed.

         GOVERNOR'S HARBOUR VAPOR COMPRESSION ("VC") BUILDING

         The VC Building was initially constructed in 1976 to accommodate diesel engine powered seawater desalination equipment, which we operated. In 1994 the building was remodeled to house two large high pressure pumps, which are part of the Ocean Conversion (Cayman) Ltd. ("OCL") seawater RO plant. The building is comprised of a reinforced concrete foundation, and painted steel prefabricated wall and roof structures. The foundation included a number of unusual features, which were necessary because of the specialized equipment and piping in the plant. We planned for several years to relocate our Governor's Harbour plant to enable alternate use or sale of the waterfront land, and if undertaken, this relocation would have involved removing the VC building. We did not believe that the VC building would continue to be a useful asset after the Governor's Harbour site was re-located. In 1998, we phased out the last seawater desalination unit, which was housed in the VC Building. The large high pressure pumps for the OCL RO plant remained. It was decided at that time that the VC building would be remodeled to accommodate materials storage, and to improve the appearance of the structure, and would continue to house the large pumps, which are part of the RO plant. In 2000 we contracted with a local building contractor to completely replace the painted steel wall and roof panels of the VC building with more durable and rust-resistant material called Galv-Alum. The reinforced concrete foundation was determined to be sound and only required filling of various holes and trenches left over from the phased-out desalination equipment.

         During 2001, we revised our master distribution plan, which includes the VC building, in order to evaluate the possible addition of the Britannia plant to the system, to determine whether contemplated upgrades to the Governor's Harbour reservoirs were warranted, and to consider future capital expenditure for pipeline replacements or new pipelines. We had decided not to relocate our Governor's Harbour reservoirs, distribution pumps, VC building and RO plant.

         As a result of these events and circumstances, in 2001, we considered it appropriate to reassess the remaining useful economic life of the VC building. Based on our experience and industry standards, it was concluded that the building had a remaining useful economic life of 20 years, of which 1 year had already elapsed.

         DISTRIBUTION SYSTEM METERS

         Our established policy is to replace customer water meters when they have been in service for a specified number of years, or have registered a certain volume of water, in accordance to published manufacturer recommendations. This policy was implemented in 1988 in order to minimize un-billed water, which could otherwise pass through a water meter, which was not functioning properly because of age or fatigue.

         We have for more than 10 years purchased water meters from ABB Kent, who had guaranteed the proper functionality of their water meters for a period of five years, or a specified registered volume, depending on the model. We were advised in writing by ABB Kent that they now guarantee their new and existing C700 water meters under new parameters, which include an extended functional life of 6 to 15 years, and extended registered volumes.

         It was deemed appropriate by us, at that time, to reassess the useful economic life of all C700 water meters, which were presently in service, and to change the useful economic life of these assets to 10 years, which is at the midpoint of the manufacturer's guarantee period.

         VERMEER TRENCHER

         We use our Vermeer trencher to construct water distribution pipelines within our franchise area. For reasons detailed in the section above entitled "Seven Mile Beach Distribution System", we have over the past two years significantly reduced the utilization of the Vermeer trencher. In early 2000 we completed a large extension to our distribution system, the Harquail Bypass, but have since only carried out minor extensions of our pipelines, within new developments in the West Bay service area.

         During 2001, the Government revised their schedule and layout for significant road improvements within our service areas, which alleviated the need for any major changes to our distribution system. Our franchise area is at a mature stage of development, and it is not anticipated that any further significant pipeline construction projects are eminent. We revised our master distribution plan, which alleviated the need for any significant pipeline upgrades or new pipelines for the foreseeable future.

         As a result of these events and circumstances, in early 2001, we considered it appropriate to reassess the remaining useful economic life of the Vermeer trencher. Based on our experience and projected future utilization of the asset, it was determined that the asset had a useful economic life of 20 years, of which 3 had already elapsed.

         WEST BAY RO PLANT

         Our first sea water RO plant was manufactured and installed by OCL at the Governor's Harbour location in 1990. At the time that this plant was acquired, the technology was state-of-the-art and little operational experience existed industry wide. This was one of the primary reasons that we lease-purchased the technology instead of purchasing it outright. We furthermore had concerns regarding potential accelerated obsolescence of the equipment, resulting from continued research and development in the RO field. After three years of operational experience on this OCL plant, we established that the technology was meeting operational requirements of capacity, quality and reliability. Other similar RO units had been installed in other locations and evidence indicated that the technology was reliable. OCL had, in accordance to the lease-purchase agreement, been maintaining the asset in like-new condition. Individual components were replaced on schedule or as needed in accordance to our conservative maintenance program, and these items were expensed as incurred. Following an expansion in 1994 we considered it appropriate to reconsider the useful life of the asset at that time, and based on experience, it was considered that the asset had a 12 year remaining life at that time.

         The second seawater RO plant (the West Bay RO plant) was manufactured and installed by a different supplier, US Filter Corporation, in 1998. Again at the time it was a state-of-the-art new technology (from a different supplier) and we had concerns about potential accelerated obsolescence of the equipment because of continuing research and development in the RO field. Given that conditions were similar to those prevalent when the company purchased its first RO plant from OCL, management contracted to lease-purchase the West Bay RO plant and have the manufacturer operate the plant on a day-to-day basis. Consistent with the treatment of the Governor's Harbour plant, we considered it appropriate to initially depreciate the asset over ten years. The manufacturer, in accordance with the lease-purchase agreement, maintained the West Bay RO plant in a like-new condition. Individual components were replaced on schedule or as needed in accordance to our conservative maintenance program, and these items were expensed as incurred.

         By 2001, we have had ten years experience operating seawater RO plants. There has been no change in the technology used in the RO plant, and it has become evident from operational experience that the plant is reliable and meets the requirements of its purpose. Mr. Wil Pergande of Osmonics, Inc., is an expert in the RO field and member of our board of directors, and is well placed to reach such a conclusion on the current mature state of RO technology. There are currently no alternatives and no research or development underway which would indicate any upcoming significant changes in the underlying technology. There has been progress in membrane technology, however we replace membranes in both of our RO plants on a regular basis in accordance to set maintenance schedules.

         As a result of these developments, at the beginning of 2001, we considered it appropriate to reassess the remaining useful life of the West Bay RO plant based on our experience. It was considered that the situation and circumstances of the two RO plants were now consistent and that the asset had a remaining useful economic life of 12 years.

YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999.

WATER SALES AND OTHER INCOME ("TOTAL INCOME")

         Total Income increased by 22% from $8,249,988 to $10,025,686 for the years ended December 31, 1999 and 2000, respectively. Total Income is comprised of water sales and other income.

         The Cayman operations increased Total Income by $1,310,770 for the year ended December 31, 2000, representing 73.8% of the increase.

         The addition of the operations of Belize Water Ltd. as of July 21, 2000 increased Total Income by $464,928 for the year ended December 31, 2000, representing 26.2% of the increase.

         Total water sales increased by 20.7% from $7,936,118 to $9,576,959 for the years ended December 31, 1999 and 2000, respectively.

         Our Cayman operation added $1,175,913 to water sales for the year ended December 31, 2000, which is 71.7% of the total increase. This increase was due to an inflationary increase in base rates, as well as, generic growth in our customer base, due to increased housing and new hotel properties, which came on line in our Cayman Islands franchise area.

         Our Belize operation added $464,928 to water sales for the year ended December 31, 2000, which is 28.3% of the total increase.

         Other income increased by 43.0% from $313,870 to $448,727 for the years ended December 31, 1999 and 2000, respectively. This increase was a result of a full twelve months of revenue being recorded from the Hyatt Settlement versus six months in 1999, as well as, more interest being earned during 2000 than in 1999 being $32,314 and $594, respectively. In 2000, interest was earned on our significant investment of unutilized cash from the sale of shares until we purchased our Belize subsidiary.

EXPENSES

         Cost of water sales increased by 14% from $4,770,179 to $5,423,297 for the years ended December 31, 1999 and 2000, respectively.

         Our Cayman operations increased cost of water sales by $402,766 for the year ended December 31, 2000, representing 61.7% of the increase. This increase is due to costs of producing additional water to provide for the increased sales, the additional six months of amortization expense from the purchase of our Belize subsidiary and an increase in depreciation due to the significant number of projects that were completed in 2000.

         The addition of the operations of Belize Water Ltd. as of July 21, 2000 increased cost of water sales by $250,352 for the year ended December 31, 2000 representing 38.3% of the increase.

         Gross profit margins increased from 39.9% to 43.4% for the years ended December 31, 1999 and 2000, respectively.

         Gross profit margins for our Cayman operations increased from 39.9% to 43.2% for the years ended December 31, 1999 and 2000, respectively. These increases were due to the increased plant efficiencies, as well as, much lower electricity costs due to the installation of a new energy recovery system in our West Bay RO plant, which allows us to produce the same water at a much lower cost.

         Gross profit margins for our Belize operations were 46.2% for the year ended December 31, 2000.

         Indirect expenses increased by 23% from $1,792,516 to $2,197,569 for the years ended December 31, 1999 and 2000, respectively.

         Our Cayman operations increased indirect expenses by $371,631 for the year ended December 31, 2000, representing 91.7% of the increase. This increase is due to increase employment costs, increased professional fees due to the change in accounting policy and the voluntary increase of SEC disclosure, increased financial and investor public relations and increased expenditures looking for new business.

         The addition of the operations of Belize Water Ltd. as of July 21, 2000 increased indirect expenses by $33,422 for the year ended December 31, 2000, representing 8.3% of the increase.

         As a percentage of Total Income, indirect expenses remained unchanged at 22% of total income for the years ended December 31, 1999 and 2000, respectively.

NET INCOME

         Net income increased by 53.2% from $1,569,717 to $2,404,820 for the years ended December 31, 1999 and 2000, respectively. This increase was due to the reasons stated above, in addition to, a 14.1% increase due to a cumulative effect of a change in account principle noted below.

DIVIDENDS

         In October 1999, we doubled our per share dividend to ordinary shareholders from $0.16 to $0.32 per year and in December 2000, we increased it from $0.32 to $0.40 per year, payable on a quarterly basis. We have consistently increased our dividend to ordinary shareholders since we began issuing dividends in 1985. As of February 29, 2000, our board of directors has established a policy that we will maintain a dividend pay-out ratio in the range of 50% to 60% of net income. This policy is subject to modification by our board of directors, however, we expect to continue increasing our dividend as our earnings grow.

CHANGE IN ACCOUNTING PRINCIPLE

         Statement of Position 98-5 "Reporting on the Costs of Start-Up Activities" requires start up costs to be expensed as incurred rather than deferred. As a result, the cumulative effect of this change was $117,576, and this item was recorded as a change in accounting principle in the 1999 Consolidated Statements of Income.

LIQUIDITY AND CAPITAL RESOURCES

OVERVIEW

         We generate cash primarily from our operations in the Cayman Islands, Belize and Bahamas, and at a lesser frequency from the sale of our shares, and through our loans and facilities obtained from two banks. Cash flow is impacted by operating and maintenance expenses, the timeliness and adequacy of rate increases (excluding automatic adjustments to our rates for inflation and electricity costs), and various factors affecting tourism in the Cayman Islands, Belize and Bahamas, such as weather conditions and the economy. We use cash to fund our operations in the Cayman Islands, Belize and Bahamas, fund capital projects, to make payments under our operating agreement with Ocean Conversion (Cayman) Ltd., a Cayman Islands company which operates our Governor's Harbour plant, to expand our infrastructure, to pay dividends, to repay principal on our loans, to repurchase our shares when appropriate and to take advantage of new investment opportunities which expand our operations.

OPERATING ACTIVITIES

         Cash from operating activities for the years ended December 31, 2000 and 2001 was $3,922,712 and $4,193,921, respectively. We generated cash by increasing our net income through greater utilization of our existing plants, equipment and resources in all three segments of the business, minimization of water losses and efficiencies created by a strong management team. The loss in the Bahamas operation for the year ended December 31, 2001 was $23,976. This investment is long-term and we do not expect to produce a positive cash flow until the second quarter 2002. Currently we provide water to 54 condominiums, half of a developing marina and a small existing hotel. By the end of 2002 we anticipate that we will be providing water to 30 additional condominiums, and the marina is projected to be doubled in size. The change between 2000 and 1999 was due to increased cash generated from operations due to the acquisition of our Belize operations.

WORKING CAPITAL

         At December 31, 2001, we had a working capital surplus of $325,996. This surplus relates to the increase of cash we received from our operating activities which allowed us to payback our bank overdraft and continue to build our cash balances. Currently 72.2% of our cash is denominated in Belize dollars. Through our Belize government guarantees we are in the process of repatriating United States dollars to the Cayman Islands.

INVESTING ACTIVITIES

         Cash used in investing activities during the years ended December 31, 2000 and 2001 was $6,268,738 and $1,904,237, respectively. Cash was used in investing activities for expenditures for new property, plant and equipment with the majority associated with the construction of our new water production and distribution system in Bimini, Bahamas. The investment in the Bahamas operation totals $1,085,759 of which $307,395 relates to costs associated with the prior year. We also continued to expand our water distribution system in the Cayman Islands by constructing pipelines to service several new developments within our franchise area. In addition, we purchased 16,600 shares of Belize Water Services Ltd. for $12,450. This investment has been recorded at cost and represents less than 1% of the total issued and outstanding share capital of Belize Water Services Ltd. As these shares are not publicly traded, there is a risk that a market for resale may not be available. During the similar period in 2000, investing activities consisted of the purchase of our Belize subsidiary on July 21, 2000, the installation of a new energy recovery system and the expansion of our water production plant in West Bay, Cayman Islands, and the completion of a major pipeline extension within our franchise area in the Cayman Islands. In 1999, investing activities consisted primary of purchase of property, plant and equipment.

FINANCING ACTIVITIES

         Cash generated from financing activities for the year ended December 31, 2000 was $2,574,717, compared to cash used of $2,024,075 for the year ended December 31, 2001. During 2001, the primary financing activity was the payment of four interim quarterly dividends totaling $0.40 per share. This was offset by proceeds from an issuance of ordinary shares of common stock due to a director exercising certain options and a net increase in our long-term bank debt due to the draw down of a new credit facility in order to assist with the financing of the investment in the Bahamas. During the same period during 2000, we had substantial proceeds from an issuance of common stock due to our share offering, which was primarily used for the purchase of the Belize subsidiary. These cash amounts were offset by the payment of four interim quarterly dividends in 2000 totaling $0.34 per share and the repayment of both short-term and long-term debt including the plant purchase portion of our water supply agreement with OCL. In 1999, a term loan of $1,000,000 was drawn down of which $200,000 was repaid using excess operating cash flow and we also paid four interim quarterly dividends totaling $0.20 per share.

         On September 21, 2001, the Company reactivated its stock repurchase program, which was originally approved by the Board of Directors in October 1998, and may repurchase up to 10% of the outstanding ordinary shares of common stock in the open market and in private negotiated transactions. Depending upon market conditions and other factors, purchases under this program may be commenced or suspended at any time. During the year ended December 31, 2001, 25,000 ordinary shares of common stock were repurchased at an average price of $10.86. These shares were cancelled in accordance with Cayman Island's law. During the same period in 2000, we repurchased 79,100 ordinary shares of common stock at $6.25 per share from a shareholder whose assets were being liquidated. These shares were also cancelled in accordance with Cayman Island's law. During the same period in 1999, we repurchased 110,752 at an average price of $7.44 per share. These shares were also cancelled in accordance with Cayman Island's law.

MATERIAL COMMITMENTS FOR CAPITAL EXPENDITURES

         As at December 31, 2001, we had approximately $1,620,000 committed for capital expenditures for the purchase of the Hyatt hotel water production facilities and construction of pipeline to connect the facility to our distribution network. On February 1, 2002 we used our existing credit facilities to finance the purchase of the Hyatt RO plant and equipment for $1.5 million. We also intend to finance our pipeline construction project using existing credit facilities.

IMPACT OF INFLATION

         Under the terms of our Cayman Islands license, Belize water sales agreement and Bimini water sales agreement, there is an automatic price adjustment for inflation on an annual basis, subject to temporary exceptions. We therefore believe that the impact of inflation on our net income will not be material.

EXCHANGE RATES

         The official exchange rate for conversion of United States Dollars into Cayman Islands Dollars, as determined by the Cayman Islands Monetary Authority, has been fixed since 1974 at U.S. $1.20 per CI$1.00.

         The official exchange rate for conversion of United States Dollars into Belizean Dollars, as determined by the Central Bank of Belize, has been fixed since 1976 at U.S.$0.50 per BZE$1.00.

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

         WE RELY ON WATER SUPPLY AGREEMENTS WITH OUR CUSTOMERS IN BELIZE AND THE BAHAMAS WHICH MAY OR MAY NOT, UPON THEIR EXPIRATION, BE RENEWED OR RENEGOTIATED. We presently operate as bulk water suppliers in Belize and the Bahamas under water sales agreements with our customers BWSL and South Bimini International Ltd. respectively. We own our production plant in Belize and BWSL has the option to purchase the plant at the expiration of our agreement, at a price to be agreed by BWSL and ourselves 6 months prior to expiration of the agreement. We own our production and distribution plant in the Bahamas which, in the absence of any new agreement, must be removed from the property of South Bimini International Ltd. at the expiration of our water supply agreement.

         OUR BUSINESS IS AFFECTED BY TOURISM, WEATHER CONDITIONS, THE ECONOMIES OF CAYMAN, BELIZE, BAHAMAS AND THE U.S. Tourist arrivals and weather conditions within our operating areas impact the demand for our water. Normally, the highest demand is in the first two quarters of each calendar year, which corresponds with the high tourist season. Lowest demand for water arises in the third quarter of each calendar year, which corresponds with the period with the most rainfall and the least tourist arrivals. Approximately 75% of tourists to the Cayman Islands come from the U.S. In addition, development activity in the Cayman Islands often decreases during downturns in the U.S. economy, which is tracked by the Cayman Islands economy. Accordingly, a significant downturn in tourist arrivals to the Cayman Islands or in the U.S. economy for any reason would be detrimental to our revenues and operating results. After the events of September 11, 2001, tourism undoubtedly suffered, but management has observed that tourist visits has improved dramatically in recent months. We believe that Cayman Islands long-standing relationships, coupled with the fact it is a close and safe tourist destination served to lessen the impact.

         WE MAY HAVE DIFFICULTY ACCOMPLISHING OUR GROWTH STRATEGY WITHIN AND OUTSIDE OF OUR CURRENT OPERATING AREAS. Even though we have an exclusive license for our present service area in the Cayman Islands, our ability to expand our service area in the Cayman Islands is limited to the discretion of the Cayman Islands government.

         Further, part of our long-term growth strategy is to expand our water supply and distribution operations to locations outside the Cayman Islands, such as Belize and the Bahamas. Our expansion into new locations depends on our ability to identify suitable new service territories and to obtain necessary permits and licenses to operate in these territories.

         Although we believe that we have sufficient capital to satisfy our capital requirements for expansion in the Cayman Islands, Belize and Bahamas for the next 12 months, we will need additional financing to further expand our operations elsewhere. We cannot make any assurances that we will be able to obtain the additional financing which we may need to expand our operations on satisfactory terms, if at all.

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

         If our expansion plans are successful, we may have difficulties in managing our growth outside our current operations. Expanding our operations to areas outside the Cayman Islands, Belize and Bahamas will require us to hire and train new personnel, expand our management information systems and control our operating expenses. We cannot currently estimate the costs required or give any assurance that any new operations outside our current operations will attain or maintain profitability or that the results from these new operations will not negatively impact our overall profitability.

         OUR OPERATIONS IN THE CARIBBEAN COULD BE HARMED BY HURRICANES. The Cayman Islands, Belize and Bahamas, like the rest of the Caribbean, are susceptible to damage from hurricanes. A significant hurricane could cause major damage to our equipment and properties and the properties of our customers, including the large tourist properties. This would result in decreased revenues from water sales until the damaged equipment and properties are repaired and the tourism industry returned to the status quo.

         WE ARE NOT FULLY INSURED AGAINST HURRICANE DAMAGE. The Cayman Islands have been directly hit by one hurricane since we began operations in 1973 and Belize has been directly hit by one hurricane since we began operations on July 21, 2000, and the damage to our properties and equipment was minimal. We do not insure our underground water distribution system on the Cayman Islands, nor the Governor's Harbour reservoirs, which are constructed from earthen berms. We are however, fully insured on all of our other above-ground property that may be susceptible to loss, including our RO equipment, machinery, other equipment, buildings and the West Bay and Britannia reservoir tanks. Currently in Belize we are insured at the estimated replacement value of these assets. In the Cayman Islands and Bahamas we are insured, by a different provider for the depreciated value of our above ground assets and we are working to obtain coverage for the estimated replacement value of these assets as well. We have experienced some difficulty obtaining full replacement value coverage for our Cayman Islands and Bahamas assets because of the conditions in the insurance market after the events of September 11, 2001. We believe that it is highly unlikely, based on our previous experience with hurricane damage to our operations in Belize, that our insured equipment would be damaged so severely that it would require full and complete replacement. We will evaluate our needs and obtain the insurance coverage that we believe is necessary for any new operations outside our current operating areas. A severe hurricane which resulted in major damage to our properties and equipment could have a material adverse affect on our operating results. Even though we are not fully insured, we have mitigated the risks by implementing disaster recovery plans and obtaining insurance for loss of revenue from our Cayman, Belize and Bahamas operations.

         WE COULD BE NEGATIVELY AFFECTED BY POTENTIAL GOVERNMENT ACTIONS AND REGULATIONS. There is always a possibility that the governments in our service areas may issue legislation or adopt new regulations:

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

         o resulting in unilateral changes to or renegotiation of our exclusive license or water supply contracts; or

         o causing currency exchange fluctuations or devaluations or changes in tax laws and exchange controls.

         SERVICE OF PROCESS AND ENFORCEMENT OF LEGAL PROCEEDINGS AGAINST US IN THE UNITED STATES MAY BE DIFFICULT TO OBTAIN. Service of process on our company and our directors and officers, 9 out of 12 of whom reside outside the United States, may be difficult to obtain within the United States. Also, since substantially all of our assets are located outside the United States, any judgment obtained in the United States against us may not be collectible within the United States.

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

         PROVISIONS IN OUR ARTICLES OF ASSOCIATION, REQUIREMENTS OF GOVERNMENT APPROVAL AND AN OPTION DEED ADOPTED BY OUR BOARD OF DIRECTORS MAY DISCOURAGE A CHANGE IN CONTROL OF OUR COMPANY AND MAY MAKE IT MORE DIFFICULT TO SELL OUR ORDINARY SHARES. An issuance or transfer of a number of shares which (i) exceeds 5% of the issued shares of our company, or (ii) would, upon registration, result in any shareholder owning more than 5% of the issued shares, requires the prior approval of the Cayman Islands government.

         It may be difficult for a shareholder to acquire more than 5% of our shares and be able to influence significantly our board of directors or obtain a controlling equity interest in our company and change our management and policies.

         Our articles of association include provisions, which may discourage or prevent a change in control of our company. For instance, our board of directors consists of three groups. Each group serves a staggered term of three years before the directors in the group are scheduled for re-election. Also, the board of directors may refuse to register any transfer of shares on our books. This provision of the articles of association ensures that the board of directors is not legally obligated to register a share transfer which would cause us to be in breach of the government license in the Cayman Islands as discussed above. Our board of directors has never refused to approve the registration of the transfer of shares.

         We have also adopted an option deed, which is similar to a poison pill. The option deed will discourage a change in control of our company by causing substantial dilution to a person or group who attempts to acquire our company on terms not approved by the board of directors.

         As a result of these provisions which discourage or prevent an unfriendly or unapproved change in control of our company, a shareholder may not have an opportunity to sell his or her ordinary shares at a higher market price, which, at least temporarily, typically accompanies attempts to acquire control of a company through a tender offer, open market purchases or otherwise.

         WE MAY BE IN TECHNICAL BREACH OF THE TERMS OF OUR CAYMAN ISLANDS LICENSE. As stated above, our Cayman Islands license requires that government approves in advance any issuance or transfer of ordinary shares which represents more than 5% of the issued shares, or which would increase the ownership of any shareholder above 5% of the issued shares of our company.

       More than 5% of our issued and outstanding ordinary shares are and in the future may be registered in the name of Cede and Co. Cede and Co. is the nominee for the Depository Trust Company, otherwise know as DTC, which is a clearing agency for shares held by participating banks and brokers. We do not believe that these shareholdings by Cede and Co. constitute a breach of the intent of the license. We believe that the purpose of this clause of the license is to allow the Government to approve significant shareholders of the company. Cede and Co. and Depository Trust Company, however, act solely as the nominee for banks and brokers, and have no beneficial ownership in the ordinary shares of common stock. Nevertheless, our Cayman Islands' legal counsel has advised us that these shareholdings by Cede & Co., which were not approved by the government, may be a technical breach of its license.

         On June 1, 2000, we received a letter from an official of the Cayman Islands' government stating that a public offering which we completed in 1996 without government approval was a breach of our license. We have responded to this letter and stated that we do not believe that we are in breach of our license. A meeting with officials of the Cayman Islands' government, to discuss this matter, was held on June 16, 2000 in accordance with the Government's suggestion in the June 1st letter. We have been advised by our Cayman Islands' counsel that this letter does not constitute a formal "notice of breach" as contemplated in the license. However, if a court determined that the Government's approval of these offerings was required under the license, we would be in breach of the license. Legal Counsel has advised us that in order to make this determination, a court would have to disagree with our interpretation of the license and dismiss several defenses that would be available to us. These defenses include acquiescence and waiver on the part of the Government with respect to these offerings. In December 2000, and in 2002, we had additional meetings with Government representatives. At our latest meeting on March 18, 2002, the Government gave us indications that it is considering revisions to our license, which would clarify the definition of share ownership in order to favorably resolve the uncertainty regarding the technical breach of our license. Nevertheless, there can be no assurance that Government will revise our license in a manner favorable to us.

         THERE MAY BE A RISK OF VARIATION IN CURRENCY EXCHANGE RATES. Although we report our results in United States dollars, the majority of our revenue is earned in both Cayman Islands dollars and Belizean dollars. Our Bahamas revenue is earned in United States dollars. The Cayman Islands dollar is presently fixed at U.S.$1.20 per CI$1.00, the Belizean dollar is presently fixed at U.S.$0.50 per BZE$1.00 and the Bahamian dollar is presently fixed at U.S. $1.00 per BAH$1.00. These rates of exchange have been fixed since 1974, 1976 and 1973 respectively. As a result, we do not hedge against any exchange rate risk associated with our reporting in United States dollars. However, if any of the fixed exchange rates becomes a floating exchange rate, our results of operations could be affected.

         SHARES ELIGIBLE FOR FUTURE SALE UNDER RULE 144 OF THE SECURITIES ACT MAY ADVERSELY AFFECT THE MARKET PRICE OF THE ORDINARY SHARES. As of March 19, 2002, there were 3,920,313 ordinary shares issued and outstanding. With the exception of ordinary shares held by officers, directors and other affiliates of our company, all or substantially all of the shares may be immediately sold without registration under the Securities Act of 1933. These shares may be sold under Rule 144(k) or under the exemption provided by Section 4(1) of the Securities Act for transactions by any person other than an issuer, underwriter or dealer. In addition, the estimated 824,124 ordinary shares held by our affiliates (as this term is defined in the Securities Act of 1933) are eligible for resale in compliance with Rule 144 of the Securities Act.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         Our primary market risk exposure is in the area of currency exchange rate fluctuations. Although we report our results in United States dollars, the majority of our revenue is earned in both Cayman Islands dollars and Belizean dollars. Our Bahamas operations revenue is earned in United States dollars. The Cayman Islands dollar is presently fixed at U.S.$1.20 per CI$1.00 and the Belizean dollar is presently fixed at U.S.$0.50 per BZE$1.00. These rates of exchange have been fixed since 1974 and 1976, respectively. As a result, we do not hedge against any exchange rate risk associated with our reporting in United States dollars. However, if either of the fixed exchange rates becomes a floating exchange rate, our results of operations could be affected.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



                                 CONSOLIDATED WATER CO. LTD.

                          INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                                         PAGE
                                                                                         ----

         Report of Independent Accountants..............................................  45

         Consolidated Balance Sheets as at December 31, 2001 and 2000...................  46

         Consolidated Statements of Income for each of the years ended December 31,
            2001, 2000 and 1999.........................................................  47

         Consolidated Statements of Stockholders' Equity for each of the years ended
            December 31, 2001, 2000 and 1999............................................  48

         Consolidated Statements of Cash Flows for each of the years ended
            December 31, 2001, 2000, and 1999...........................................  49

         Notes to Consolidated Financial Statements.....................................  51


                        REPORT OF INDEPENDENT ACCOUNTANTS

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF
CONSOLIDATED WATER CO. LTD.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, stockholders' equity and cash flows present fairly, in all material respects, the financial position of Consolidated Water Co. Ltd. and its subsidiaries (the "Group") at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Group's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers

PricewaterhouseCoopers
Grand Cayman, Cayman Islands
March 13, 2002

                          CONSOLIDATED WATER CO. LTD.

                          CONSOLIDATED BALANCE SHEETS
                      (Expressed in United States dollars)



                                                              DECEMBER 31,
                                                      ---------------------------
                                                           2001            2000
                                                      -----------     -----------
ASSETS

CURRENT ASSETS
   Cash and cash equivalents (Note 8)                     516,446         250,837
   Accounts receivable (Note 3)                         1,323,156       1,488,729
   Spares inventory                                       271,134         120,014
   Inventory of water                                      48,377          34,219
   Prepaid expenses and other assets                      319,900         299,499
                                                      -----------     -----------

Total current assets                                    2,479,013       2,193,298

PROPERTY, PLANT AND EQUIPMENT (Notes 4 and 15)         18,414,935      17,643,891
INTANGIBLE ASSET (Note 5)                               1,814,780       2,008,483
INVESTMENT (Note 6)                                        12,450              --
                                                      -----------     -----------

Total assets                                          $22,721,178     $21,845,672
                                                      ===========     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Bank overdrafts (Note 8)                                    --         703,331
   Dividends payable (Note 7)                             499,383         401,965
   Accounts payable and other liabilities               1,087,470       1,067,514
   Stock compensation liability (Note 17)                 210,324         380,850
   Current portion of long term debt (Note 8)             355,840         219,580
                                                      -----------     -----------
Total current liabilities                               2,153,017       2,773,240

LONG TERM DEBT (Note 8)                                 1,213,804       1,131,986
SECURITY DEPOSIT (Note 16)                                 52,763          52,763
ADVANCES IN AID OF CONSTRUCTION                            37,494          41,090
                                                      -----------     -----------
Total liabilities                                       3,457,078       3,999,079
                                                      -----------     -----------

STOCKHOLDERS' EQUITY
   Common stock (Note 9)                                4,704,077       4,635,774
   Additional paid-in capital (Note 9)                  6,896,753       6,726,749
   Vested redeemable preferred stock (Note 9)               2,841          11,983
   Non-vested redeemable preferred stock (Note 9)          27,393          28,378
   Retained earnings                                    7,633,036       6,443,709
                                                      -----------     -----------
Total stockholders' equity                             19,264,100      17,846,593
                                                      -----------     -----------
Total liabilities and stockholders' equity            $22,721,178     $21,845,672
                                                      ===========     ===========



   The accompanying notes are an integral part of these financial statements.

                           CONSOLIDATED WATER CO. LTD.

                        CONSOLIDATED STATEMENTS OF INCOME
                      (Expressed in United States dollars)

                                                                  FOR THE YEAR ENDED DECEMBER 31,
                                                          ------------------------------------------------
                                                                2001              2000              1999
                                                          ------------      ------------      ------------
Water sales (Note 16)                                       11,026,923         9,576,959         7,936,118
Cost of water sales (Note 10)                               (6,109,117)       (5,423,297)       (4,770,179)
                                                          ------------      ------------      ------------
Gross profit                                                 4,917,806         4,153,662         3,165,939
                                                          ------------      ------------      ------------
Indirect expenses (Note 10)                                 (2,600,016)       (2,197,569)       (1,792,516)
                                                          ------------      ------------      ------------
Income from operations                                       2,317,790         1,956,093         1,373,423
                                                          ------------      ------------      ------------

Other income:
   Interest income                                              28,584            32,314               594
   Other income                                                418,199           416,413           313,276
                                                          ------------      ------------      ------------
                                                               446,783           448,727           313,870
                                                          ------------      ------------      ------------

Income before accounting change                              2,764,573         2,404,820         1,687,293

Cumulative effect of a change in accounting principle               --                --          (117,576)
                                                          ------------      ------------      ------------
Net income                                                $  2,764,573      $  2,404,820      $  1,569,717
                                                          ============      ============      ============

BASIC EARNINGS PER SHARE (Note 11)
Income before accounting change                                   0.71              0.68              0.55
Accounting changes                                                  --                --             (0.04)
                                                          ------------      ------------      ------------
Net income                                                        0.71      $       0.68      $       0.51
                                                          ============      ============      ============

DILUTED EARNINGS PER SHARE (Note 11)
Income before accounting change                                   0.69              0.67              0.53
Accounting changes                                                  --                --             (0.04)
                                                          ------------      ------------      ------------
Net income                                                $       0.69      $       0.67      $       0.49
                                                          ============      ============      ============

Weighted average number of common shares used
   in the determination of:
   Basic earnings per share (Note 11)                        3,897,969         3,532,501         3,044,293
                                                          ============      ============      ============
   Diluted earnings per share (Note 11)                      3,999,691         3,616,271         3,188,048
                                                          ============      ============      ============

   The accompanying notes are an integral part of these financial statements.

                           CONSOLIDATED WATER CO. LTD.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
        FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2001
                      (Expressed in United States dollars)


                                                                                                    VESTED
                                                                                                 REDEEMABLE
                                                  COMMON        ADDITIONAL         SHARES         PREFERRED
                                                   STOCK      PAID-IN CAPITAL    REPURCHASED        STOCK
                                                 ----------   ---------------    -----------    -----------

Balance at December 31, 1998                     3,657,866       2,912,646              --           8,486

Issue of share capital  (Note 9)                   127,494         488,387              --          (7,365)
Repurchase of shares (Note 9)                           --              --        (758,928)             --
Cancellation of shares repurchased (Note 9)       (123,302)       (635,626)        758,928              --
Net income for the year                                 --              --              --              --
Dividends                                               --              --              --              --
                                              ------------    ------------    ------------    ------------

Balance at December 31, 1999                     3,662,058       2,765,407              --           1,121

Issue of share capital (net of issue
  costs) (Note 9)                                1,068,636       4,360,797              --          10,862
Repurchase of shares (Note 9)                           --              --        (494,375)             --
Cancellation of shares repurchased (Note 9)        (94,920)       (399,455)        494,375              --
Net income for the year                                 --              --              --              --
Dividends                                               --              --              --              --
                                              ------------    ------------    ------------    ------------

Balance at December 31, 2000                     4,635,774       6,726,749              --          11,983

Issue of share capital  (Note 9)                    98,303         411,599              --          (9,142)
Repurchase of shares (Note 9)                           --              --        (271,595)             --
Cancellation of shares repurchased (Note 9)        (30,000)       (241,595)        271,595              --
Net income for the year                                 --              --              --              --
Dividends                                               --              --              --              --
                                              ------------    ------------    ------------    ------------

Balance at December 31, 2001                  $  4,704,077    $  6,896,753    $         --    $      2,841
                                              ============    ============    ============    ============




                                                 NON-VESTED
                                                REDEEMABLE                        TOTAL
                                                 PREFERRED        RETAINED    STOCKHOLDERS'
                                                   STOCK          EARNINGS       EQUITY
                                               -----------        --------   ------------

Balance at December 31, 1998                        44,200       4,370,193      10,993,391

Issue of share capital  (Note 9)                     3,949              --         612,465
Repurchase of shares (Note 9)                           --              --        (758,928)
Cancellation of shares repurchased (Note 9)             --              --              --
Net income for the year                                 --       1,569,717       1,569,717
Dividends                                               --        (638,346)       (638,346)
                                              ------------    ------------    ------------

Balance at December 31, 1999                        48,149       5,301,564      11,778,299

Issue of share capital (net of issue
  costs) (Note 9)                                  (19,771)             --       5,420,524
Repurchase of shares (Note 9)                           --              --        (494,375)
Cancellation of shares repurchased (Note 9)             --              --              --
Net income for the year                                 --       2,404,820       2,404,820
Dividends                                               --      (1,262,675)     (1,262,675)
                                              ------------    ------------    ------------

Balance at December 31, 2000                        28,378       6,443,709      17,846,593

Issue of share capital  (Note 9)                      (985)             --         499,775
Repurchase of shares (Note 9)                           --              --        (271,595)
Cancellation of shares repurchased (Note 9)             --              --              --
Net income for the year                                 --       2,764,573       2,764,573
Dividends                                               --      (1,575,246)     (1,575,246)
                                              ------------    ------------    ------------

Balance at December 31, 2001                  $     27,393    $  7,633,036    $ 19,264,100
                                              ============    ============    ============




   The accompanying notes are an integral part of these financial statements.

                           CONSOLIDATED WATER CO. LTD.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (Expressed in United States dollars)


                                                                      FOR THE YEAR ENDED DECEMBER 31,
                                                              --------------------------------------------------
                                                                   2001               2000               1999
                                                              ------------       ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Cash receipts from customers                                 11,607,099          9,919,966          7,841,289
   Cash paid to suppliers and employees                         (7,344,692)        (5,876,811)        (5,127,240)
                                                              ------------       ------------       ------------
   Cash generated from operations                                4,262,407          4,043,155          2,714,049
   Interest received                                                28,584             32,314                594
   Interest paid                                                   (97,070)          (152,757)          (185,722)
                                                              ------------       ------------       ------------
Net cash provided by operating activities                        4,193,921          3,922,712          2,528,921
                                                              ------------       ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of subsidiary, net of cash acquired (Note 5)                --         (3,966,979)                --
   Purchase of property, plant and equipment                    (1,892,147)        (2,301,759)        (1,543,368)
   Purchase of investment                                          (12,450)                --                 --
   Proceeds from sale of property, plant and equipment                 360                 --              1,920
                                                              ------------       ------------       ------------
Net cash used in investing activities                           (1,904,237)        (6,268,738)        (1,541,448)
                                                              ------------       ------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net proceeds from issuance of
   ordinary shares of common stock and preference stock            210,601          5,368,945            146,060
   Repurchase of ordinary shares of common stock                  (271,595)          (494,375)          (758,928)
   Draw down of credit facility                                    500,000                 --                 --
   Increase (decrease) in bank overdraft                          (703,331)            32,938            591,359
   Repayment of principal on long term debt                       (281,922)          (885,355)          (533,353)
   Principal payments under Water Purchase Agreement                    --           (320,141)          (344,304)
   Dividends paid                                               (1,477,828)        (1,127,295)          (505,193)
                                                              ------------       ------------       ------------
Net cash provided by (used in) financing activities             (2,024,075)         2,574,717         (1,404,359)
                                                              ------------       ------------       ------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS               265,609            228,691           (416,886)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                     250,837             22,146            439,032
                                                              ------------       ------------       ------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                      $    516,446       $    250,837       $     22,146
                                                              ============       ============       ============


   The accompanying notes are an integral part of these financial statements.

                           CONSOLIDATED WATER CO. LTD.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                      (Expressed in United States dollars)


                                                                       FOR THE YEAR ENDED DECEMBER 31,
                                                                 -----------------------------------------------
                                                                     2001              2000              1999
                                                                 -----------       -----------       -----------
RECONCILIATION OF NET CASH FROM OPERATING ACTIVITIES
TO NET INCOME FROM OPERATIONS:
   Net income                                                      2,764,573         2,404,820         1,569,717

ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH
FROM OPERATING ACTIVITIES
   Depreciation (Notes 4 and 10)                                   1,113,041         1,071,455           816,960
   Loss (gain) on sale of fixed assets                                 7,702                --            (1,920)
   Amortization of intangible asset (Note 5)                         193,703            64,979                --
   Share issue costs deferred                                             --                --            89,145
   Stock compensation (Note 22)                                      289,174            51,579           377,260
   Cumulative effect of a change in accounting principle                  --                --           117,576

CHANGE IN ASSETS AND LIABILITIES
   Decrease (increase) in spares inventory                          (151,120)           25,278           (25,662)
   Decrease (increase) in inventory of water                         (14,158)           (5,235)            1,677
   Decrease (increase) in accounts receivable                        165,573           (56,259)         (401,926)
   Decrease (increase) in prepaid expenses and other assets          (20,401)            1,647          (111,213)
   Increase  in accounts payable and other liabilities                19,956           320,183           203,471
   Increase (decrease) in stock compensation liability              (170,526)           48,259          (101,664)
   Decrease in advances in aid of construction                        (3,596)           (3,994)           (4,500)
                                                                 -----------       -----------       -----------
NET CASH FROM OPERATING ACTIVITIES                               $ 4,193,921       $ 3,922,712       $ 2,528,921
                                                                 ===========       ===========       ===========


   The accompanying notes are an integral part of these financial statements.

                           CONSOLIDATED WATER CO. LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   PRINCIPAL ACTIVITY AND STATUS

Consolidated Water Co. Ltd. (the "Company") and its wholly-owned subsidiaries (together the "Group") use reverse osmosis technology to produce fresh water from seawater. The Group processes and supplies water to its customers in Grand Cayman, Cayman Islands, Ambergris Caye, Belize, and South Bimini, Bahamas. The Company's exclusive license in Grand Cayman allows it to process and supply water to certain areas of Grand Cayman for a period of twenty years from July 11, 1990 in addition to having a right of first refusal on the extension or renewal thereof. The Group has a contract with Belize Water Services Ltd. ( "BWSL") of Belize, formally known as Water and Sewerage Authority of Belize, to supply water to BWSL in Ambergris Caye expiring in 2011. At the expiry of the contract, BWSL may at its option extend the term of the agreement or purchase the plant outright. In addition, on July 11, 2001 the Company commenced supplying water under a ten year agreement to South Bimini International Ltd., a Bahamian company, which owns and operates resort properties on South Bimini Island, Bahamas. The base price of water supplied by the Group, and adjustments thereto, are generally determined by the terms of the license and contracts, which provide for adjustments based upon the movement in the government price indices specified in the license and contracts respectively as well as monthly adjustments for changes in the cost of energy.

2.   ACCOUNTING POLICIES

BASIS OF PREPARATION: As a result of a management decision the Group has voluntarily adopted accounting principles generally accepted in the United States of America ("US-GAAP") effective January 1, 2000. Previously, annual financial statements were prepared in accordance with International Accounting Standards ("IAS"). As a result all prior periods' financial statements presented in these financial statements have been prepared in accordance with "US-GAAP". The following income statement captions contain certain items, the accounting for which has changed as a result of the change from IAS to US-GAAP:

INCOME STATEMENT: Indirect expenses include: i) recognition of stock option compensation expenses and ii) start up costs expensed following the change in accounting policy to effect the application of Statement of Position 98-5 "Reporting on the Costs of Start Up Activities."

USE OF ESTIMATES: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The Group's significant accounting policies are:

BASIS OF CONSOLIDATION: The consolidated financial statements include the accounts of the Company's wholly-owned subsidiaries Belize Water Limited, Commonwealth Water Limited, Hurricane Hide-A-Way Ltd., and Cayman Water Company Limited. The operating results of Belize Water Limited have been included in the financial statements since the date of the acquisition (July 21, 2000). All inter-company balances and transactions have been eliminated. There are no operating results for Commonwealth Water Limited, Hurricane Hide-A-Way Ltd. and Cayman Water Company Limited as these companies have been dormant since inception and have no assets and liabilities.

                           CONSOLIDATED WATER CO. LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.   ACCOUNTING POLICIES (CONTINUED)

REPORTING CURRENCY: The functional currency of the Company and its foreign subsidiaries are their respective local currencies. The consolidated operations are reported using United States dollars. It is the intention of the Company to declare and pay dividends in United States dollars.

The exchange rate between the Cayman Islands dollar and the United States dollar has been fixed during all periods presented at CI$1.00 to US$1.20. The exchange rate between the Belize Dollar and the United States dollar has been fixed during all periods presented at BZE$1.00 to US$0.50. The exchange rate between the Bahamian Dollar and the United States dollar has been fixed during all periods presented at BAH$1.00 to US$1.00. Accordingly, no foreign currency gain or losses arise on the translation of the foreign operations due to the fixed exchange rate.

FOREIGN CURRENCY: Monetary assets and liabilities denominated in foreign currencies are translated at the rates of exchange ruling at the balance sheet date. Foreign currency transactions are translated at the rate ruling on the date of the transaction. Net exchange gains of $2,477 (2000: $3,812; 1999:
$36,512) are included in other income.

CASH AND CASH EQUIVALENTS: Cash and cash equivalents comprise cash at bank on call and highly liquid deposits with an original maturity of three months or less.

SPARES INVENTORY: Spares inventory, which consists primarily of replacement spares and parts, are valued at the lower of cost and net realizable value on a first-in, first-out basis.

INVENTORY OF WATER: Inventory of water represents the cost of desalinated potable water produced or purchased by the Company and held in the Company's reservoirs at year end. The value of the inventory of water is based on the lower of average cost of producing and purchasing water during the year and the volume of water on hand at year end or net realizable value.

PROPERTY, PLANT AND EQUIPMENT: Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation is calculated using a straight line method with allowance being made for estimated residual values. Rates are determined based on the estimated useful lives of the assets as follows:

Buildings                                      5 to 40 years
Plant and equipment                            5 to 15 years
Distribution system                            3 to 40 years
Office furniture, fixtures and equipment       3 to 10 years
Vehicles                                       3 to 10 years
Leasehold improvements                         Shorter of 5 years and
                                               operating lease term outstanding
Lab Equipment                                  3 to 10 years

Additions to property, plant and equipment comprise of the cost of the contracted services, direct labour and materials. Assets under construction are recorded as additions for the year upon completion of the projects. Depreciation commences in the month of completion and transfer from assets under construction into the other categories of Property, plant and equipment.

                           CONSOLIDATED WATER CO. LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2. ACCOUNTING POLICIES (CONTINUED)

INTANGIBLE ASSET: The intangible asset consists of the contract acquired on the acquisition of Belize Water Limited (Note 5) on July 21, 2000 and is being amortised on a straight line basis over the remaining period of the license, which expires in April 2011.

INVESTMENT: Investments are recorded at cost less provision for impairment, if any.

OBLIGATIONS UNDER WATER PURCHASE AGREEMENT: The Company assumed substantially all the benefits and risks of the plant and equipment under the Water Purchase Agreement (Note 15). The assets have been capitalized at the amount specified in the agreement.

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

SHARES REPURCHASED: Under Cayman Island law, shares repurchased out of capital by the Company are treated as cancelled upon redemption, and the Company's issued share capital is reduced by the par value of those shares, with the difference being adjusted to additional paid up capital.

STOCK AND STOCK OPTION INCENTIVE PLANS: The Company issues stock under incentive plans that form part of employees and non-executive Directors' remuneration, and grants options to purchase ordinary shares as part of remuneration for certain long-serving employees and the executive Officers.

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

WATER SALES AND COST OF WATER SALES: The Group bills customers monthly for water delivered based on meter readings performed at or near each month end, and in accordance with various agreements which stipulate minimum monthly charges for water service. An accrual, where necessary, is made for water delivered but unbilled at year end where readings are not performed at the year end date. This accrual is matched with the associated direct costs of producing and purchasing water.

OTHER INCOME: Foreign exchange gains, water meter and fire hydrant rental and recurring income from a dispute settlement agreement with Cayman Hotel and Golf Inc. are recorded as other income.

REPAIRS AND MAINTENANCE: All repair and maintenance costs are expensed as incurred.

                           CONSOLIDATED WATER CO. LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3. ACCOUNTS RECEIVABLE

Accounts receivable comprise receivables from customers and are shown net of an allowance for doubtful accounts of $12,000 (2000: $12,000). Significant concentrations of credit risk are disclosed in Note 21.

4. PROPERTY, PLANT AND EQUIPMENT

Certain fixed assets are pledged as collateral for certain obligations of the Company, as more fully described in Note 8.


                                                                                  DISPOSALS/
                                                                                TRANSFERS FROM
                                                DECEMBER 31,                     ASSETS UNDER     DECEMBER 31,
                                                    2000        ADDITIONS        CONSTRUCTION         2001
                                                 -----------    ---------        --------------  -------------
COST

Land                                              475,679               --                --           475,679
Buildings                                       2,115,025           32,392                --         2,147,417
Plant and equipment                             8,812,711          719,028                --         9,531,739
Distribution                                   11,386,877        1,449,668                --        12,836,545
Office furniture, fixtures and equipment          636,514           38,936                --           675,450
Vehicles                                          698,176           76,199           (23,484)          750,891
Leasehold improvements                             26,032           13,448                --            39,480
Lab equipment                                      34,324            3,585                --            37,909
Assets under construction                         701,251        1,557,154        (1,973,499)          284,906
                                             ------------     ------------      ------------      ------------
                                             $ 24,886,589     $  3,890,410      $ (1,996,983)     $ 26,780,016
                                             ============     ============      ============      ============


                                             DECEMBER 31,      CHARGE FOR                         DECEMBER 31,
                                                2000           THE YEAR          DISPOSALS           2001
                                             ------------     ------------      ------------      ------------
ACCUMULATED DEPRECIATION
Buildings                                         610,177           66,542                --           676,719
Plant and equipment                             3,097,203          630,798                --         3,728,001
Distribution                                    2,837,004          268,189                --         3,105,193
Office furniture, fixtures and equipment          311,213           90,996                --           402,209
Vehicles                                          337,135           73,464           (15,422)          395,177
Leasehold improvements                             20,100            6,152                --            26,252
Lab equipment                                      29,866            1,664                --            31,530
                                             ------------     ------------      ------------      ------------
                                             $  7,242,698     $  1,137,805      $    (15,422)     $  8,365,081
                                             ============     ============      ============      ============
Net book value                               $ 17,643,891                                         $ 18,414,935
                                             ============                                         ============


                           CONSOLIDATED WATER CO. LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


4.   PROPERTY, PLANT AND EQUIPMENT (CONTINUED)

Included in plant and equipment is the reverse osmosis water production plant, which has been acquired under the Water Purchase Agreement (see Note 15). Included within additions for the year are transfers of completed projects from assets under construction comprising of buildings $7,420, plant and equipment $616,651 and distribution $1,349,428.

During the year the Company capitalized $24,764 (2000: $33,682; 1999: $35,749) of depreciation charges in relation to plant and equipment specifically purchased to continue further development of the distribution system.

At December 31, 2001, the Group had outstanding capital commitments of $1,620,000 (2000: $570,000). It is Company policy to maintain adequate insurance for loss or damage to all fixed assets that in management's assessment may be susceptible to loss. The Company does not insure its underground distribution system which totals $9,471,931 (2000: $8,791,350) and assets insured by third parties under agreement that have a total cost of $3,633,997 (2000: $3,550,897) (Note 15).

During the year ended December 31, 2001 the Company carried out an extensive engineering analysis of its potable water production and distribution equipment in Grand Cayman, which included the revision of the Company's computerized hydraulic model of the pipeline system, and updating of the Company's water meter replacement schedule. The Company's engineering analysis concluded that certain assets, including portions of the Seven Mile Beach Distribution System, the Governor's Harbour VC Building, and water meters would not need to be replaced or relocated as early as previously planned. Furthermore extensive renovation of the Governor's Harbour VC Building was completed in 2000. As a result of these circumstances, management considered it appropriate to reassess the estimated useful economic life of the Seven Mile Beach distribution system from 20 years to 40 years of which 13 years has already elapsed, the Governor's Harbour VC building from 20 to 40 years of which 21 years had already elapsed, and water meters from 5 years to 10 years of which 3 years had already elapsed. Also as a result of these circumstances, it was determined that the projected future utilization of a key piece of equipment, which the Company uses to install or replace pipelines, would be reduced. It was considered appropriate by management to reassess the useful economic life of this piece of equipment from 10 years to 20 years, of which 3 years had already elapsed.

Also during the year ended December 31, 2001 the Company carried out a review of the condition and technology of its West Bay RO Plant and concluded that the plant was now meeting performance and operational requirements consistent with those of the Governor's Harbour RO Plant. A similar review had been carried out on the Governor's Harbour RO Plant in 1994. As a result of these circumstances, it was considered appropriate by management to reassess the estimated useful economic life of the West Bay RO Plant from 10 years to 15 years, of which 3 years had already elapsed, which is now consistent with depreciation parameters used for the Governor's Harbour RO Plant.

The reassessment of the useful economic lives of these assets resulted in decreased depreciation expense on an annual basis in the amount of $197,472, which increased basic and fully diluted earnings per share by $0.05 for the year ended December 31, 2001.

                           CONSOLIDATED WATER CO. LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


5. INTANGIBLE ASSET

On July 21, 2000, the Company acquired all of the issued and outstanding capital stock of Seatec Belize Ltd., a company organized under the laws of Belize, for a total purchase price, less cash and cash equivalents acquired, of $3,966,979. Of this amount, $2,073,462 has been attributed to intangible assets and represents the value of the water purveyor contract (the "contract") that the acquired company has with Belize Water Services Limited. Seatec Belize Ltd., now renamed Belize Water Limited, owns and operates a reverse osmosis plant in Ambergris Caye, Belize. This acquisition has been accounted for by the purchase method and the intangible asset is being amortised on a straight line basis over the remaining period of the contract, which expires in April 2011.

                                                     DECEMBER 31,
                                             -----------------------------
                                                 2001             2000
                                             -----------      -----------

Intangible asset - contract                    2,073,462        2,073,462
Accumulated amortisation                        (258,682)         (64,979)
                                             -----------      -----------

Net book value                               $ 1,814,780      $ 2,008,483
                                             ===========      ===========



6. INVESTMENT

                                                     DECEMBER 31,
                                             -----------------------------
                                                 2001             2000
                                             -----------      -----------

Investment in Belize Water Services Ltd.          12,450               --
                                             -----------      -----------

Total investment                             $    12,450      $        --
                                             ===========      ===========


The investment in Belize Water Services Ltd. represents less than a 1% holding of total issued and outstanding shares of Belize Water Services Ltd.

                           CONSOLIDATED WATER CO. LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


7. DIVIDENDS PAID / PAYABLE

Quarterly interim dividends per share were declared in respect of both classes of shareholders on record as follows:

Dividend per share:         2001         2000         1999
                            ----         ----         ----

March 31                $   0.10     $   0.08     $   0.04
June 30                 $   0.10     $   0.08     $   0.04
September 30            $   0.10     $   0.08     $   0.04
December 31             $   0.10     $   0.10     $   0.08

Interim dividends for the first three quarters were paid during each respective year. The interim dividend for the fourth quarter was declared by the Board of Directors in October of each respective year. These quarterly interim dividends are subject to no further ratification and consequently the fourth quarter interim dividends have been recorded as a liability in each respective year. Included in dividends payable at December 31, 2001 are unclaimed dividends of $100,160 (2000: $10,051).

8. BANK BALANCES AND LOANS

                                       DECEMBER 31,
                              ---------------------------
                                   2001            2000
                              ----------      -----------

Cash and cash equivalents     $   516,446     $   250,837
                              ===========     ===========

Cash and cash equivalents are not restricted as to withdrawal or use. At December 31, 2001, the equivalent of $372,688 (2000: $10,414) is denominated in Belize dollars. The Group has a guarantee from the Government of Belize to repatriate any and all of the Belize Water Ltd. earnings in United States dollars to any foreign destination.

Bank overdrafts - Royal Bank of Canada     $        --     $  703,331
                                           ===========     ==========

European Investment Bank:
   Long term debt                          $ 1,132,144     $1,351,566
                                           ===========     ==========

Royal Bank of Canada:
   Long term debt                          $   437,500     $       --
                                           ===========     ==========

As at December 31, 2001, the total lending facility made available by the Royal Bank of Canada comprised of a) a revolving line of credit with a limit of $1,000,000, bearing interest at New York Prime plus 1%, which is convertible in $100,000 increments into a monthly revolving LIBOR note, bearing interest at LIBOR plus 1.5%, and b) term loans with a limit of $3,500,000, bearing interest at LIBOR plus 1.5%. Any amounts drawn down under the line of credit and any term loans are collateralised by a fixed and floating charge ("the first charge") of $2,500,000 (to be increased to maximum of $4,500,000). The fixed charge covers land owned by the Company and the floating charge covers all other assets of the Company, except those assets charged in connection with the Water Purchase Agreement (see Note 15). Of this facility, a bank overdraft of $nil (2000:
$703,331) and a term loan of $437,500 (2000: $nil) was outstanding at December 31, 2001.

                           CONSOLIDATED WATER CO. LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


8. BANK BALANCES AND LOANS (CONTINUED)

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

The rates of interest applicable to, and the amounts of each tranche at the current year end exchange rates are:

                                DATE OF                                             INTEREST
                               DRAWDOWN                                               RATE
                               --------                                            ---------
Tranche 1                  April 11, 1991                    $   322,814                4.25%
Tranche 2                  September 8, 1992                   1,018,895                3.15%
Tranche 3                  February 12, 1992                     847,727                3.45%
Tranche 4                  March 17, 1993                        362,736                3.00%
                                                              ----------
                                                               2,552,172

Capital repayments to December 31, 2001                       (1,420,028)
                                                              ----------

Total debt obligation as at December 31, 2001                $ 1,132,144
                                                              ==========


Of the final tranche, at December 31, 2001 the equivalent of $50,437 (2000:
$60,034) is repayable in pounds sterling, all other obligations under this loan are repayable in United States dollars.

The Government of the Cayman Islands has, for a fee of 1% per annum, provided a counter guarantee to the ODA. The Company, with the approval of the Royal Bank of Canada, the holder of the first charge, has agreed to secure the counter guarantee by a second charge over all assets of the Company.

                                                     2001
                                                  ----------

CURRENT PORTION OF LONG TERM DEBT OBLIGATION:

Royal Bank of Canada                                 125,000
European Investment Bank                             230,840
                                                  ----------
                                                  $  355,840
                                                  ==========

LONG TERM DEBT OBLIGATION:

Royal Bank of Canada                                 312,500
European Investment Bank                             901,304
                                                  ----------
                                                  $1,213,804
                                                  ==========

THE AGGREGATE CAPITAL REPAYMENT OBLIGATIONS FOR THE NEXT FIVE YEARS ARE AS
FOLLOWS:

2002                                             355,840
2003                                             362,300
2004                                             369,000
2005                                             313,800
2006                                             168,704
                                              ----------
                                              $1,569,644
                                              ==========

                           CONSOLIDATED WATER CO. LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


9. SHARE CAPITAL AND ADDITIONAL PAID IN CAPITAL

                                                             2001              2000              1999
                                                        ------------      ------------      ------------
CAPITAL STOCK AUTHORIZED:
9,900,000 ordinary shares of common
stock CI$1.00 each                                        11,880,000        11,880,000        11,880,000
100,000 redeemable preferred
stock of CI$1.00 each                                        120,000           120,000           120,000
                                                        ------------      ------------      ------------
                                                        $ 12,000,000      $ 12,000,000      $ 12,000,000
                                                        ============      ============      ============

ORDINARY SHARES OF COMMON STOCK
OF CI$1.00 EACH ISSUED AND FULLY PAID:
Balance of ordinary shares at beginning of year
3,863,144 (2000: 3,154,467; 1999: 3,048,222)               4,635,774         3,662,058         3,657,866
Ordinary shares issued under public
offering nil (2000: 773,000; 1999: nil)                           --           927,600                --
Cancellation of repurchased shares 25,000
(2000: 79,100; 1999: 102,752)                                (30,000)          (94,920)         (123,302)
Cancellation of ordinary shares 200
(2000: nil; 1999: nil)                                          (240)               --                --
Ordinary shares issued on exercise of
options 60,000 (2000: nil; 1999: 89,010)                      72,000                --           106,812
Ordinary shares issued on exercise of
warrants nil (2000: 100,000; 1999: nil)                           --           120,000                --
Ordinary shares issued under Directors' Share
Plan 7,860 (2000: 6,890; 1999: 2,400)                          9,431             8,269             2,880
Ordinary shares issued on redemption of
preferred stock 14,260 (2000: 10,639; 1999: 14,835)           17,112            12,767            17,802
                                                        ------------      ------------      ------------
Balance of ordinary shares at end of year
3,920,064 (2000: 3,863,144; 1999: 3,154,467)            $  4,704,077      $  4,635,774      $  3,662,058
                                                        ============      ============      ============

SHARES REPURCHASED:
Balance of shares repurchased at beginning of
year nil (2000: nil; 1999: nil)                                   --                --                --
Shares acquired at cost 25,000 (2000: 79,100;
1999: 102,752)                                              (271,595)         (494,375)         (758,928)
Repurchased shares cancelled during the
year 25,000 (2000: 79,100; 1999: 102,752)                    271,595           494,375           758,928
                                                        ------------      ------------      ------------
Balance of shares repurchased at end of
year nil (2000: nil; 1999: nil)                         $         --      $         --      $         --
                                                        ============      ============      ============


                           CONSOLIDATED WATER CO. LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


9. SHARE CAPITAL AND ADDITIONAL PAID IN CAPITAL (CONTINUED)

                                                              2001             2000             1999
                                                           -----------      -----------      -----------
ADDITIONAL PAID IN CAPITAL:

Balance at beginning of year                                 6,726,749        2,765,407        2,912,646
Additional paid in capital from ordinary shares
of common stock issued under public offering                        --        4,825,800               --
Share issue costs arising on ordinary shares of
common stock issued under public offering                           --         (790,669)              --
Reduction in additional paid in capital from
cancellation of shares repurchased                            (241,595)        (399,455)        (635,626)
Additional paid in capital from ordinary
shares of common stock issued under
Directors' Share Plan (see Note 17)                             47,567           40,815           11,970
Additional paid in capital from exercise of
stock options (see Note 17)                                    305,420               --          466,401
Additional paid in capital from exercise of
warrants (see Note 17)                                              --          280,000               --
Additional paid in capital on preferred stock
issued under employee share plan (see Note 17)                  58,612            4,851           10,016
                                                           -----------      -----------      -----------
Balance at end of year                                     $ 6,896,753      $ 6,726,749      $ 2,765,407
                                                           ===========      ===========      ===========

VESTED REDEEMABLE PREFERRED STOCK OF CI$1.00
EACH ISSUED AND FULLY PAID (NOTE 17):
Balance of vested redeemable preferred stock at
beginning of year 9,986 (2000: 934; 1999: 7,072)                11,983            1,121            8,486
Preferred stock vested during the year 5,358
(2000: 11,400; 1999: 7,036)                                      6,430           13,680            8,444
Vested preferred stock redeemed and issued as
ordinary shares 12,977 (2000: 2,348; 1999: 13,174)             (15,572)          (2,818)         (15,809)
                                                           -----------      -----------      -----------
Balance of vested redeemable preferred stock at
end of year 2,367 (2000: 9,986; 1999: 934)                 $     2,841      $    11,983      $     1,121
                                                           ===========      ===========      ===========

NON-VESTED REDEEMABLE PREFERRED STOCK OF
CI$1.00 EACH ISSUED AND FULLY PAID (NOTE 17):
Balance of non-vested redeemable preferred stock at
beginning of year 23,648 (2000: 40,124;  1999: 36,833)          28,378           48,149           44,200
Preferred stock vested during the year 5,358
(2000: 11,400; 1999: 7,036)                                     (6,430)         (13,680)          (8,444)
Non-vested preferred stock issued 5,821
(2000: 3,415; 1999: 11,988)                                      6,985            4,098           14,386
Non-vested preferred stock redeemed  nil
(2000: 200; 1999: nil)                                              --             (240)              --
Non-vested preferred stock redeemed and issued as
Ordinary shares 1,283 (2000: 8,291; 1999: 1,661)                (1,540)          (9,949)          (1,993)
                                                           -----------      -----------      -----------
Balance of non-vested redeemable preferred stock
at end of year 22,828 (2000: 23,648; 1999: 40,124)         $    27,393      $    28,378      $    48,149
                                                           ===========      ===========      ===========


                           CONSOLIDATED WATER CO. LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


9. SHARE CAPITAL AND ADDITIONAL PAID IN CAPITAL (CONTINUED)

The redeemable preferred stock are issued under the Company's Employee Share Incentive Plan (Note 17) and carry the same voting and dividend rights as ordinary shares. The redeemable preferred stock is only redeemable with the Company's agreement. In consideration for redeemed vested preferred stock, ordinary share capital is issued on a share for share basis. Upon liquidation of the Company, the redeemable preferred stock rank in preference to the common stock to the extent of the par value of the redeemable preferred stock and any related additional paid in capital.

Outstanding non-vested preferred stock currently redeemable are as follows:

                                                             NO. OF SHARES         REDEMPTION          REDEMPTION
                                                              REDEEMABLE              PRICE               VALUE
                                                              ----------          ------------       -------------
Up to the year ended December 31, 2002                          17,881                  --                     --
                                                                   872             $5.3175                  4,637
                                                                 1,081             $5.7120                  6,175
                                                                 1,136             $5.4720                  6,216
                                                                 1,858             $5.3238                  9,892
                                                               -------                                    -------
                                                                22,828                                    $26,920
                                                               =======                                    =======

Up to the year ended December 31, 2003                          12,791                  --                     --
                                                                 1,081             $5.7120                  6,175
                                                                 1,136             $5.4720                  6,216
                                                                 1,858             $5.3238                  9,892
                                                               -------                                    -------
                                                                16,866                                    $22,283
                                                               =======                                    =======

Up to the year ended December 31, 2004                           6,087                  --                     --
                                                                 1,136             $5.4720                  6,216
                                                                 1,858             $5.3238                  9,892
                                                               -------                                    -------
                                                                 9,081                                    $16,108
                                                               =======                                    =======

Up to the year ended December 31, 2005                           3,963                  --                     --
                                                                 1,858             $5.3238                  9,892
                                                               -------                                    -------
                                                                 5,821                                    $ 9,892
                                                               =======                                    =======

                           CONSOLIDATED WATER CO. LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


9.   SHARE CAPITAL AND ADDITIONAL PAID IN CAPITAL (CONTINUED)

In April 1996 the Company filed a Form F-1 registration statement with the SEC in connection with the issue of 575,000 ordinary shares of common stock at $5.25 per share. Under the terms of the related underwriting agreement, the underwriter was issued a warrant to purchase 50,000 ordinary shares of common stock at $6.30 per share. Consideration of $500 was paid for the warrant which management considered to approximate fair value. The warrants were exercisable during the four year period commencing April 3, 1997 and expired on April 3, 2001. During the year ended December 31, 2001, no warrants were exercised under this agreement.

In conjunction with the private placement of ordinary shares of common stock that took place in August 1995, the Company issued warrants to purchase 100,000 ordinary shares of common stock at a price of $4.00 per share. The warrants were exercised in January and February 2000.

Under the provisions of the Land Holding Companies Share Transfer Tax Law of the Cayman Islands, tax is payable on the transfer of shares in the Company. Prior to becoming quoted on Nasdaq, the Company paid this tax on private share transfers. The Company has never paid tax on transfers of its publicly traded shares. Management believes that the likelihood that Government will seek to collect this tax on transfers of the Company's publicly traded shares is remote. Management, therefore, has not provided for a share transfer tax liability in these financial statements.

In August 1997 the Company established a Class `B' stock option plan designed to deter coercive takeover tactics. Pursuant to this plan, holders of ordinary shares of common stock and redeemable preferred stock were granted options which entitle them to purchase 1/100 of a share of Class `B' stock at an exercise price of $37.50 if a person or group acquires or commences a tender offer for 20% or more of the Company's ordinary shares of common stock. Option holders (other than the acquiring person or group) will also be entitled to buy, for the $37.50 exercise price, ordinary shares of the Company's common stock with a then market value of $75.00 in the event a person or group actually acquires 20% or more of the Company's ordinary shares of common stock. Options may be redeemed at $0.01 under certain circumstances. 30,000 of the Company's authorized but unissued ordinary shares have been reserved for issue as Class `B' stock. The Class `B' stock rank pari passu with the ordinary shares of common stock for dividend and voting rights. As at December 31, 2001, no Class `B' stock options have been exercised or redeemed.

The Company purchased treasury shares of 8,000, 102,752, and 79,100 in 1998, 1999 and 2000 respectively. The Company paid $62,375, $758,928 and $494,375 in 1998, 1999 and 2000, respectively to acquire these shares. Under the Cayman Island's Companies Law, treasury shares purchased are to be treated as cancelled on purchase. Accordingly, the Company has reclassified the purchase of these treasury shares in the Consolidated Balance Sheet and the Consolidated Statement of Shareholders' Equity as cancelled on purchase for the fiscal years ended December 31, 1998, 1999 and 2000.

                           CONSOLIDATED WATER CO. LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


10.  EXPENSES


                                                                  YEAR ENDED DECEMBER 31,
                                                           ----------------------------------------
                                                               2001           2000           1999
                                                           ----------     ----------     ----------

COST OF WATER SALES COMPRISE THE FOLLOWING:
Water purchases                                             2,074,759      2,062,582      1,775,494
Depreciation                                                1,018,541        992,410        760,901
Amortisation of intangible asset (Note 5)                     193,703         64,979             --
Employee costs                                                939,976        741,789        601,678
Fuel oil                                                       91,842         81,102             --
Royalties (Note 19)                                           694,351        641,428        560,441
Water Purchase Agreement obligation interest (Note 15)             --         16,910         58,042
Electricity                                                   534,919        316,135        450,451
Insurance                                                      89,808         64,160         56,308
Other direct costs                                            471,218        441,802        506,864
                                                           ----------     ----------     ----------
                                                           $6,109,117     $5,423,297     $4,770,179
                                                           ==========     ==========     ==========

INDIRECT EXPENSES COMPRISE THE FOLLOWING:
Employee costs                                              1,299,877      1,045,244        907,695
Interest                                                       99,956        135,847        127,680
Depreciation                                                   94,500         56,059         79,045
Professional fees                                             280,297        275,589        131,366
Insurance                                                      89,328         34,829         41,083
Directors' fees and expenses                                  107,184        104,149         99,760
Other indirect costs                                          628,874        522,866        428,873
                                                           ----------     ----------     ----------
                                                           $2,600,016     $2,197,569     $1,792,516
                                                           ==========     ==========     ==========


Direct expenses relate to the production and distribution of water, indirect expenses represent the administrative costs of the Company.

                           CONSOLIDATED WATER CO. LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


11.  EARNINGS PER SHARE

Basic earnings per share is calculated by dividing the net profit attributable to stockholders by the weighted average number of ordinary shares of common stock in issue during the year.

The net income and weighted average number of ordinary shares of common stock and potential ordinary shares figures used in the determination of the basic and diluted earnings per ordinary share of common stock are summarized as follows:

                                                           2001             2000             1999
                                                       -----------      -----------      -----------
Net income used in determination of diluted
earnings per ordinary share of common stock            $ 2,764,573      $ 2,404,820      $ 1,569,717

Less:
Dividends paid on non-vested
redeemable preferred stock                                  (9,131)          (8,040)          (8,025)

Earnings attributable to vested
redeemable preferred stock                                  (1,663)          (6,180)            (461)
                                                       -----------      -----------      -----------

Net income available to holders of ordinary shares
of common stock in the determination of basic
earnings per ordinary share of common stock            $ 2,753,779      $ 2,390,600      $ 1,561,231
                                                       ===========      ===========      ===========

Weighted average number of ordinary shares
 of common stock in the determination of basic
 earnings per ordinary share of common stock             3,897,969        3,532,501        3,044,293

Plus:
Weighted average number of redeemable
 preferred stock outstanding during the year                31,213           37,145           44,707

Potential dilutive effect of unexercised options            70,509           41,147           48,954

Potential dilutive effect of unexercised warrants               --            5,478           50,094
                                                       -----------      -----------      -----------
Weighted average number of shares
used for determining diluted earnings
per ordinary share of common stock                       3,999,691        3,616,271        3,188,048
                                                       ===========      ===========      ===========


As detailed in Note 17, 30,000 options were granted to an investment company on December 15, 1998 with an exercise price of $7.88. In addition, 85,259 options were granted to executive directors and senior management of the Company on December 31, 2000 with an exercise price of $7.10. At December 31, 2000, these options were antidilutive for the purpose of determining diluted earnings per share. However, as at December 31, 2001 these options were no longer antidilutive and were included in the determination of diluted earnings per share.

                           CONSOLIDATED WATER CO. LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


12.  SEGMENTED INFORMATION

On July 21, 2000, the Company acquired a 100% stake in Belize Water Limited (Note 5 and 16) that has been consolidated in these financial statements. In addition, on December 18, 2000, the Company entered into an agreement with South Bimini International Ltd., a Bahamian company, to provide water to property in South Bimini Island, Bahamas (Note 17) and began operations on July 11, 2001.

Under FAS 131 "Disclosure about Segments of an Enterprise and Related Information" the supply of water to Belize and Bahamas are considered by management as separate business segments. The basis of measurement of segment information is similar to that adopted for the financial statements.

AS AT DECEMBER 31 AND FOR THE YEAR THEN ENDED

                         CAYMAN ISLANDS              BELIZE                   BAHAMAS                    TOTAL
                     -----------------------   ----------------------    --------------------    -----------------------
                        2001         2000         2001         2000         2001       2000         2001         2000
                     ----------   ----------   ----------   ----------   ----------    -------   ----------   ----------
Water sales           9,769,815    9,112,031    1,230,775      464,928       26,333         --   11,026,923    9,576,959
Other income            417,786      448,727       28,554           --          443         --      446,783      448,727
Cost of water         5,344,370    5,172,945      718,121      250,352       46,626         --    6,109,117    5,423,297
sales
Indirect expenses     2,404,977    2,164,147      190,913       33,422        4,126         --    2,600,016    2,197,569
Cost of water
sales and
indirect expenses
include:
   Interest              99,865      152,757           91           --           --         --       99,956      152,757
   Depreciation         932,029    1,009,420      160,825       62,035       20,187         --    1,113,041    1,071,455
Net income  (loss)    2,438,254    2,223,666      350,295      181,154      (23,976)        --    2,764,573    2,404,820
Property Plant
and Equipment        15,770,560   15,735,330    1,541,795    1,601,166    1,102,580    307,395   18,414,935   17,643,891


13.  RELATED PARTY TRANSACTIONS

A company, owned by a Director, provided professional services during the year ended December 31, 2001 for which it charged $4,523 (2000: $13,369). This company was also reimbursed for communication charges made by the Director on behalf of the Company in the amount of $1,355 (2000: $nil).

The Company sells water to a company in which a Director has a significant interest. During 2001 sales totaling $9,735 (2000: $5,647; 1999: $11,621) were made to that company. Accounts receivable for such sales at year end total $934 (2000: $411; 1999: $286).

                           CONSOLIDATED WATER CO. LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


14.  COMMITMENTS AND CONTINGENCIES

COMMITMENTS

The Company has committed to lease premises in the Cayman Islands for a period of one year from February 1, 2002 to January 31, 2003 at approximately $79,000 per annum, with the right to extend the term of this lease for two further terms of one year each ending on January 31, 2005.

The Company is subject to an ongoing obligation to supply water to new customers in the Cayman Islands within the areas in which it is licensed to operate and where the supply of such water is considered commercially feasible.

The Company is subject to a commitment in the Cayman Islands under the Water Purchase Agreement (Note 15).

The Group is subject to a commitment to supply certain minimum quantities of water under the terms of various customer supply agreements (Note 16).

The Company has entered into an agreement with Cayman Hotel and Golf Inc., a Canadian company, to purchase a seawater desalination plant, potable water storage tank and water distribution pumps, which supply water to a large hotel and golf course in West Bay Beach, Grand Cayman, Cayman Islands (Note 25). As a condition of this equipment purchase agreement, the Company has committed to an operating lease for $1 per year from Cayman Hotel and Golf Inc, for a term of 25 years, subject to renewal of Cayman Island water supply license, to lease a building and approximately 0.78 acres of land on which the water plant is situated, and to supply potable water to the Hyatt Hotel and Britannia Golf Course (Note 16). Upon commencement of supply the existing dispute settlement agreement with Cayman Hotel and Golf Inc., described in Note 2, will be extinguished.

CONTINGENCIES

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

                           CONSOLIDATED WATER CO. LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


14.  COMMITMENTS AND CONTINGENCIES (CONTINUED)

The Company received a letter dated June 1, 2000, from an official in the Government, stating that the Company's April 1996 public offering of the ordinary shares of common stock was a breach of the license. The letter is not clear as to whether the Government views the public offering completed in 2000 as a breach of our license. The Company has advised the Government that it does not believe that it is in breach of the license. The Company has been advised by Legal Counsel that the June 1st letter from the Government does not constitute a "notice of breach of the license" as contemplated in the license. In June 2000, December 2000, and January 2002 the Company met with representatives of the Government to discuss this matter. Other than providing the Company with it's June 1, 2000 letter the Government has not taken any other action in connection with the Company's license to date.

15.  WATER PURCHASE AGREEMENT

The Company is party to a water purchase agreement (the "Water Purchase Agreement") with Ocean Conversion (Cayman) Limited ("OCL"), which expires on December 31, 2004. The Water Purchase Agreement effectively transferred the possession of a reverse osmosis ("RO") plant to the Company in 2001, although the operation and maintenance of the plant will be the responsibility of OCL until the termination of the agreement on December 31, 2004. On January 1, 2005 responsibility for the operation and maintenance of the plant will be assumed by the Company. Under the terms of the agreement, the Company must purchase a fixed minimum amount of water annually with a portion of the monthly payments to be applied toward the purchase of the plant. Implicit in the agreement are financing charges relating to the purchase of the plant, based on the Company's cost of capital at the inception of the agreement. With the purchase of the equipment in 2000 financing charges for 2001 are $nil.

As at December 31, 2001 minimum future payments are as follows:

   2002                                                  1,350,704
   2003                                                  1,350,704
   2004                                                  1,350,704
                                                       -----------

Total minimum payments                                  $4,052,112
                                                       ===========

The RO plant acquired under the Water Purchase Agreement is included in plant and equipment in Note 4 at a gross amount of $3,633,997 (2000: $3,550,897) and at December 31, 2001 had a net book value of $1,250,890 (2000: $1,336,126).
Amortization of this plant is included in the depreciation charge for each of the three years ended December 31, 2001. During the year ended December 31, 2000 the Company fulfilled the equipment purchase obligation as calculated under the Water Purchase Agreement. Accounts payable includes $192,340 (2000: $204,076) outstanding under the Water Purchase Agreement.

                           CONSOLIDATED WATER CO. LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


16. CUSTOMER SUPPLY AGREEMENTS

During 1993 the Company entered into a five year agreement to supply non-potable water to Safe Haven Limited, the developers of a golf course in the Cayman Islands. On November 1, 1997 this agreement was renegotiated and renewed for a further five year period. Under the terms of the renewed supply agreement, the Company must supply a minimum of 4 million US Gallons per month (48 million US Gallons per year). The price of the water supplied is adjusted annually based on Government Price Indices. Water sales for the year ended December 31, 2001 resulting from the supply agreement amounted to $374,965 (2000: $571,969; 1999:
$444,098). At December 31, 2001 the Company holds a non-interest bearing security deposit of $52,763 (2000: $52,763) under the terms of the supply agreement.

From October 15, 1995 the Company entered into a ten year agreement to supply a minimum of 30,000 US Gallons per day (10.95 million US Gallons per year) of potable water to Galleon Beach Resort Limited, the operator of the Westin Hotel in the Cayman Islands, which initially opened in December 1995. The price of the water supplied is adjusted annually based on Government Price Indices, and water supplied in excess of the monthly maximum of 60,000 US Gallons per day is invoiced at the Company's standard tariff rate. Water sales for the year ended December 31, 2001 resulting from this agreement amounted to $298,160 (2000:
$299,333; 1999: $314,884).

From the acquisition date of Belize Water Ltd. in 2000, the Company is under contract to supply a minimum of 135,000 US Gallons per day (49.27 million US Gallons per year) to BWSL of Belize. The price of water supplied is adjusted annually based on Government indices. Water sales for the year ended December 31, 2001 resulting from this agreement amounted to $1,230,775 (2000: $464,928) (Note 12).

During the year ended December 31, 2000 the Company entered into a Water Supply Agreement with South Bimini International Ltd., a company incorporated in the Commonwealth of Bahamas. Under the agreement South Bimini International Ltd. is committed to pay for a minimum of 3,000 US Gallons of water per customer per month (36,000 US Gallons per year) on a take or pay basis in relation to the Bimini Sands Resort property in South Bimini Island, Bahamas. The price of water supplied is adjusted annually based on Government indices. On July 11, 2001 the Company began to supply water under the agreement and water sales for the period ended December 31, 2001 resulting from this agreement amounted to $26,333 (Note
12).

On December 10, 2001 the Company entered into a twenty-five year agreement to supply a minimum of 170,000 US gallons of potable water per day to Cayman Hotel and Golf Inc., the owners of the Hyatt Grand Cayman Resort and Britannia Golf Course in Grand Cayman. The price of the water supplied is adjusted annually based on Government Price Indices, and water supplied in excess of the monthly minimum of 170,000 US Gallons per day is invoiced at the Company's standard tariff rate. Water sales for the year ended December 31, 2001 resulting from this agreement amounted to $nil (Notes 14 and 25).

There are no other individually significant supply agreements.

17. STOCK COMPENSATION

The Company operates various stock compensation plans (described below) that form part of employee's remuneration. Stock compensation expenses of $169,599 are recorded in accordance with APB 25 and included within employee costs (2000:
$124,772; 1999: $245,117).

                           CONSOLIDATED WATER CO. LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


17. STOCK COMPENSATION (CONTINUED)

EMPLOYEE SHARE INCENTIVE PLAN (PREFERRED STOCK)

The Company awards redeemable preferred stock (restricted stock) for $nil consideration under the Employee Share Incentive Plan as part of compensation for eligible employee services (excluding Directors and Executive Officers) that require future services as a condition to the delivery of the underlying shares of common stock. In addition options are granted to purchase preferred stock at a fixed price, determined annually, which will typically represent a discount to the market value of the underlying shares of common stock. In consideration for redeemed vested preferred stock, the Company issues ordinary shares of common stock on a share for share basis. Under the plan the conversion is conditional on the grantee's satisfying requirements outlined in the award agreements. The redeemable preferred stock is only redeemable with the Company's agreement. See
Note 9 for the vesting schedule of outstanding preferred stock currently redeemable. The details of preferred stock and stock options granted and exercised under the Employee Share Incentive Plan is as follows:


                                                        YEAR OF                STRIKE     OPTIONS      OPTIONS
                                                         GRANT     GRANTED      PRICE    EXERCISED      EXPIRED
                                                         -----     -------      -----    ---------      -------
       Preferred stock granted                            1999     9,768        $nil        N/A          N/A
                                                          2000     2,279        $nil        N/A          N/A
                                                          2001     3,963        $nil        N/A          N/A

       Preferred stock options granted                    1999     9,768       $5.71      2,220        7,548
                                                          2000     2,279       $5.47      1,136        1,143
                                                          2001     3,963       $5.32      1,858        2,105


Each employee's option to purchase preferred stock must be exercised within 40 days of the annual general meeting of the Company following the date of grant.

EMPLOYEE SHARE OPTION PLAN (ORDINARY STOCK OPTIONS)

In 2001, the Company introduced an employee stock option plan for certain long-serving employees of the Company. Under the plan these employees are granted in each calendar year, as long as the employee is a participant in the Employee Share Incentive Plan, options to purchase ordinary shares of common stock. The price at which the option may be exercised will be the closing market price on the grant date, which is 40 days after the date of the Company's annual shareholder meeting. The number of options each employee is granted is equal to five times the sum of (i) the number of Redeemable Preferred Stock which that employee receives for $nil consideration and (ii) the number of Redeemable Preferred Stock option which that employee exercises in that given year. The option may be exercised during the period commencing on the fourth anniversary of the grant date and ending on the thirtieth day after the fourth anniversary of the grant date.

NON-EXECUTIVE DIRECTORS' SHARE PLAN

In 1999, the Company introduced a stock grant plan, which forms part of Directors' remuneration. Under the plan Directors receive a combination of cash and ordinary shares of common stock in consideration of remuneration for their participation in Board meetings. All Directors are eligible except Executive Officers (who are covered by individual employment contracts) and the Government elected board member. Ordinary shares of common stock granted is calculated with reference to a strike price that is set by the Board of Directors on October 1 of the year preceding the grant. Stock granted on September 30, 2001 totaled 7,860 (2000: 6,890). The strike price set on October 1, 2001 was $10.70 (October 1, 2000 $7.25).

                           CONSOLIDATED WATER CO. LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


17. STOCK COMPENSATION (CONTINUED)

DIRECTORS AND SENIOR MANAGEMENT STOCK COMPENSATION

The Chairman and Chief Executive Officer ("CEO"), the President, Chief Operating Officer ("COO") and Chief Financial Officer ("CFO"), the Vice President - Operations, and Director of Special Projects are entitled to receive, as part of the compensation for their services to the Company, options to purchase ordinary shares of common stock. One other director was granted options as remuneration for services rendered to the Company. Details of the options granted to and exercised by these directors and senior management are included in the table below. In addition, another member of senior management is entitled to receive, as part of compensation for services to the Group, ordinary shares of common stock of the Company. As at December 31, 2001 an amount of 3,172 shares (2000:
1,092) was due to this employee.

NON-EMPLOYEE

As part of an agreement for market representation, the Company issued options to purchase common stock to an investment company for $nil consideration. These options have an expiry date of one year commencing on the termination of the agreement, which management intends to formally terminate on April 3, 2002. The fair value of these options was determined by management to be $30,000, based on the fair value of the services to be received. Stock compensation expenses arising on these options were included within other indirect costs.

SUMMARY OF OPTION PLANS:

                                           OPTIONS       STRIKE                    OPTIONS       DATE
       GRANT DATE                          GRANTED        PRICE      EXPIRY DATE  EXERCISED    EXERCISED
       ----------                          -------        -----      -----------  ---------    ---------
       CHAIRMAN AND CEO:
       December 31, 1999                     7,786       US$2.50       20-Mar-03          --            --
       December 31, 2000                    26,924       US$7.10       15-Mar-04          --            --
       December 31, 2001                    28,507      US$10.84       10-Mar-05          --            --

       PRESIDENT, COO AND CFO:
       December 31, 2000                     5,609       US$7.10       15-Mar-04          --            --
       December 31, 2001                    28,533      US$10.84       10-Mar-05          --            --

       VICE PRESIDENT - OPERATIONS:
       December 31, 2000                    20,193       US$7.10       15-Mar-04          --            --
       December 31, 2001                    20,800      US$10.84       10-Mar-05          --            --

       DIRECTOR OF SPECIAL PROJECTS:
       December 31, 1997                    20,000       US$2.50       24-Feb-01      20,000     23-Feb-01
       December 31, 1998                    20,000       US$2.50       01-Mar-02      20,000    17-July-01
       December 31, 1999                    20,000       US$2.50       20-Mar-03      20,000    17-July-01
       December 31, 2000                     5,609       US$7.10       15-Mar-04          --            --
       December 31, 2001                    27,646      US$10.84       10-Mar-05          --            --


                           CONSOLIDATED WATER CO. LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


17.  STOCK COMPENSATION (CONTINUED)


                                           OPTIONS     STRIKE                      OPTIONS       DATE
       GRANT DATE                          GRANTED      PRICE        EXPIRY DATE  EXERCISED    EXERCISED
       ----------                          -------      -----        -----------  ---------    ---------

       OTHER DIRECTOR:
       July 20, 1999                       30,000      US$6.00         01-May-02        --          --
       May 1, 2000                         30,000      US$6.75         01-May-03        --          --
       December 10, 2001                   30,000     US$11.17         09-Dec-04        --          --

       FORMER OFFICER:
       December 31, 2000                   26,924      US$7.10         15-Mar-04        --          --

       NON-EMPLOYEE:
       December 15, 1998                   30,000      US$7.88         03-Apr-03        --          --

       EMPLOYEES:
       July 6, 2001                        22,605     US$ 9.20         04-Aug-05        --          --



 Weighted average number and exercise price of options (all plans):


                                                    2001                      2000                         1999
                                             --------------------     --------------------        ---------------------
                                                        WEIGHTED                 WEIGHTED                     WEIGHTED
                                                        AVERAGE                  AVERAGE                       AVERAGE
                                                        EXERCISE                 EXERCISE                     EXERCISE
                                              NUMBER    PRICE PER                PRICE PER                    PRICE PER
                                                OF        SHARE       NUMBER OF    SHARE         NUMBER OF      SHARE
                                             OPTIONS       US$         OPTIONS      US$           OPTIONS        US$
                                             -------    ---------     ---------  ---------        -------     ---------
          Outstanding at beginning of year     243,045      $ 5.73       127,786     $4.58         159,010        $3.51
          Granted                              162,054      $10.55       117,538     $6.98          67,554        $4.96
          Exercised                            (61,858)     $ 2.58        (1,136)    $5.47         (91,230)       $5.32
          Forfeited                             (2,105)     $ 5.32        (1,143)    $5.47          (7,548)       $5.32
                                           -------------              -----------              -----------
          Outstanding and exercisable at
          end of year                          341,136      $ 8.59       243,045     $5.73        127,786         $4.58
                                           =============              ===========              ===========

                           CONSOLIDATED WATER CO. LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


17. STOCK COMPENSATION (CONTINUED)

The Company determines stock compensation costs according to the methodology outlined in APB Opinion No. 25. The table below summarizes the proforma effect if FASB Statement No. 123, the alternative applicable standard, was adopted:


                                         FOR THE YEAR ENDED DECEMBER 31,
                                   --------------------------------------------
                                       2001            2000            1999
                                   ------------   -------------   -------------

Net income                           $2,288,882      $2,111,755   $1,498,105
Basic earnings per ordinary share    $     0.59      $     0.59   $     0.48
Diluted earnings per ordinary share  $     0.57      $     0.58   $     0.47

Weighted average fair value per share under FAS 123 for options granted during the year:

       Options granted with an exercise price below market price on the date of grant:

                                             FOR THE YEAR ENDED DECEMBER 31,
                                             ------------------------------
                                             2001           2000       1999
                                             ----           ----       ----

Chairman and CEO                            $3.78             --       $4.07
President, COO and CFO                      $3.78             --       $4.07
Vice President - Operations                 $3.78             --          --
Director of Special Projects                $3.78             --          --
Non-executive director                      $3.89          $2.69       $3.69
Former Officer                                 --             --       $1.84
Employees - preferred stock                 $3.88          $2.66          --
Employees - ordinary share options          $3.08             --          --

Overall weighted average                    $3.71          $2.69       $3.80

       Options granted with an exercise price above market price on the date of grant:

Chairman and CEO                               --          $2.57          --
President, COO and CFO                         --          $2.57          --
Vice President - Operations                    --          $2.57          --
Director of Special Projects                   --          $2.57          --
Non-executive director                         --             --          --
Former Officer                                 --          $2.57          --
Employees - preferred stock                    --             --          --
Employees - ordinary share options             --             --          --

Overall weighted average                                   $2.57          --

                           CONSOLIDATED WATER CO. LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


17.  STOCK COMPENSATION (CONTINUED)

In calculating the fair value for these options under FAS 123 the Black-Scholes model was used with the following weighted average assumptions:

Options granted with an exercise price below market price on the date of grant:

                                    2001          2000          1999
                                    ----          ----          ----

      Exercise price              $  10.55      $   6.70      $   4.37
      Grant date market value     $  10.97      $   6.97      $   6.98
      Risk free interest rate         3.93%         6.56%         5.75%
      Expected life             3.21 years     3.0 years     2.8 years
      Expected volatility            52.79%        62.64%        72.55%
      Expected dividend yield         3.67%         4.59%         3.46%

      Options granted with an exercise price above market price on the date of grant:

                                      2001         2000          1999
                                      ----         ----          ----

      Exercise price                    --     $    7.1            --
      Grant date market value           --     $    7.0            --
      Risk free interest rate           --          5.0%           --
      Expected life                     --     3.2 years           --
      Expected volatility               --        62.57%           --
      Expected dividend yield           --         4.57%           --

Weighted average fair value per share under FAS 123 for shares issued during the year below market price on the date of grant:

                                                   2001                    2000                    1999
                                           --------------------    -------------------     --------------------
                                                     WEIGHTED                WEIGHTED                WEIGHTED
                                                      AVERAGE                 AVERAGE                 AVERAGE
                                           NUMBER   FAIR VALUE     NUMBER   FAIR VALUE     NUMBER   FAIR VALUE
                                             OF      PER SHARE       OF      PER SHARE       OF      PER SHARE
                                           SHARES       US$        SHARES       US$        SHARES       US$
                                           ------    ----------    ------   ----------     ------    ----------

      Employee Share Incentive Plan           3,963       $9.00       2,279       $7.00       9,768       $5.83
      Directors Share Plan                    7,860       $7.25       6,889       $7.13       2,400       $6.75
      Overall weighted average               11,456       $7.86       9,168       $7.09      12,168       $6.01


                           CONSOLIDATED WATER CO. LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


18.  TAXATION

Under current laws of the Cayman Islands, there are no income, estate, corporation, capital gains or other taxes payable by the Company. The Company has received a tax exemption with respect to their Belize operations. The exemption expires in 2006 and is renewable in accordance with the provisions of the BWSL contract. Services to our customer in the Bahamas are provided by the Company, which is a Cayman Islands company that is not subject to taxation in the Commonwealth of the Bahamas.

19.  GOVERNMENT ROYALTIES

Royalty expenses incurred during the year under the terms of the license to process and supply potable water, granted by the Government of the Cayman Islands, amounted to $694,351 (2000: $641,428; 1999: $560,441). In accordance with the terms of the license, royalties are payable at the rate of 7.5% of gross US gallon water sales. Payments are made monthly in arrears.

20.  PENSION BENEFITS

A staff pension scheme commenced during June 1995 and was offered to all employees, both full and part-time. The scheme is administered by the Cayman Islands Chamber of Commerce and is a defined contribution plan, whereby the Company matches the contribution of the first 5% of each participating employee's salary. The total amount recognized as an expense under the scheme during 2001 was $63,740 (2000: $67,760 1999: $48,554).

21.  FINANCIAL INSTRUMENTS

CREDIT RISK:

Financial assets that potentially subject the Group to concentrations of credit risk consist principally of cash and accounts receivable. The majority of the Group's cash balances are placed with high credit quality financial institutions. With respect to accounts receivable, the Group's operations in Belize as described in Note 1 are concentrated with one customer. In addition, the Group's operations in Bahamas also described in Note 1 are also concentrated with one customer. As a result, the Group is subject to credit risk to the extent of any non-performance by these customers. As at December 31, 2001 the Group was owed $213,647 from the Belize customer and $448 from the Bahamian customer. Credit risk with respect to the remainder of the accounts receivable balance is limited due to the large number of customers comprising the Company's customer base and the ability of the Company to withdraw supply in the event of non-payment.

INTEREST RATE RISK:

The interest rates and terms of the Company's loans and Water Purchase Agreement are presented in Notes 8 and 15 respectively.

                           CONSOLIDATED WATER CO. LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


21.  FINANCIAL INSTRUMENTS (CONTINUED)

FAIR VALUES:

At December 31, 2001 and 2000 the carrying amounts of cash and short term bank deposits and bank overdrafts, accounts receivable, accounts payable and accrued expenses approximated their fair values due to the short term maturities of these assets and liabilities. The Directors consider that the carrying amount for long term debt (Note 8) due to Royal Bank of Canada approximates fair value due to the characteristics of this debt. The fair value for long term debt due to European Investment Bank is approximately $1,041,000 (2000: $1,207,000) although this does not necessarily indicate that the Company could extinguish this debt for an amount lower than the carrying value. Fair value of this long term debt for which no market value is readily available is determined by the Company using predetermined future cash flows discounted at an estimated current incremental rate of borrowing for a similar liability. In establishing an estimated incremental rate, the Company has evaluated the existing transactions, as well as comparable industry and economic data and other relevant factors such as pending transactions, subsequent events and the amount the Company would have to pay a credit worthy third party to assume the liability, with the creditors legal consent.

22.  NON-CASH TRANSACTIONS

The Company made the following non-cash transactions:

                                                        2001          2000          1999
                                                      --------     ---------      --------
Redemption of preferred stock and issue of
replacement ordinary shares of common
stock at $nil consideration (14,260, 10,639,
and 14,835 shares respectively) (Note 9)              $ 17,112     $  12,767      $ 17,802
                                                      ========     =========      ========

Preferred stock issued to employees at $nil
consideration (3,963, 2,279, and 9,768 shares
respectively) (Notes 9 and 17)                        $  4,756     $   2,735      $ 11,722
Redemption of non-vested preferred stock at $nil
consideration (nil, 200, and nil  shares
respectively) (Note 9)                                      --          (240)           --
Ordinary shares of common stock issued under the
Directors Share Plan at $nil consideration
(7,861, 6,890, and 2,400, respectively) (Note 17)       56,998        49,084        14,850
Additional paid in capital from stock options          227,420            --       350,688
                                                      --------     ---------      --------
                                                      $289,174     $  51,579      $377,260
                                                      ========     =========      ========
Reduction in ordinary shares and additional
paid in capital from cancellation of shares
repurchased (Note 9)                                  $271,595     $ 494,375      $758,928
                                                      ========     =========      ========
Dividends declared but not paid (Note 7)              $499,383     $ 401,965      $266,585
                                                      ========     =========      ========
Depreciation charges capitalized (Note 4)             $ 24,764     $  33,682      $ 35,749
                                                      ========     =========      ========


                           CONSOLIDATED WATER CO. LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


23.  IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

During the year ended December 31, 2001, the Financial Accounting Standards Board issued four standards. A summary of these standards is given below:

Statement of Financial Accounting Standard No. 141, "Business Combinations" (FAS
141) addresses financial accounting and reporting for business combinations. It requires all business combinations covered by the scope of the Standard to be accounted for using the purchase method. It is effective for business combinations initiated after June 30, 2001 and business combinations completed on July 1, 2001 and later which use the purchase method of accounting. Although the Company has no pending business combinations that would be affected by this statement, the requirements of this statement will be considered in any business combination contemplated in the future.

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

Statement of Financial Accounting Standard No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (FAS 144) addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. It requires that an impairment loss be recognized if the carrying amount of a long-lived asset is not recoverable and exceeds the fair value of the long-lived asset. The Standard also provides guidance on estimating future cash flows used to test a long-lived asset for recoverability. The test for impairment should be performed whenever events or circumstances indicate that its carrying value may not be recoverable. Restoration of previously recognized impairment loss is prohibited. FAS 144 is effective for fiscal years beginning after December 15, 2001. For the year ended December 31, 2001 the Company performed an impairment test on its long-lived assets of which no impairment was found.

                           CONSOLIDATED WATER CO. LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


24.  COMPARATIVE FIGURES

Certain of the prior years figures have been adjusted to conform to the current years presentation.

25.  SUBSEQUENT EVENT

Subsequent to the year end, on February 1, 2002 the Company acquired and took possession of the reverse osmosis plant, equipment and water storage facilities comprising the potable water production plant at the Hyatt Grand Cayman Hotel and Ellesmere Britannia Golf Course located on Grand Cayman, Cayman Islands. The consideration for the operations acquired was a cash payment of $1,500,000. (Notes 14 and 16)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

OUR DIRECTORS AND EXECUTIVE OFFICERS

          Under our license with the Cayman Islands government, the Cayman Islands government must approve all of our executive officers and directors. This table lists information concerning our executive officers and directors:

          NAME                        AGE    POSITION WITH CONSOLIDATED WATER
          ----                        ---    --------------------------------
          Jeffrey M. Parker           57     Director, Chairman of the board of directors
                                             and Chief Executive Officer
          Frederick W. McTaggart      39     Director, President,  Chief Operating
                                             Officer and Chief Financial Officer
          Peter D. Ribbins            54     Director - Special Projects and Company
                                             Secretary
          Gregory S. McTaggart        38     Vice President - Operations
          J. Bruce Bugg, Jr.          47     Director and Vice Chairman of the board of
                                             directors
          Brian E. Butler             52     Director
          Steven A. Carr              51     Director
          Richard L. Finlay           43     Director
          Clarence B. Flowers, Jr.    44     Director
          Wilmer Pergande             62     Director
          Raymond Whittaker           48     Director
          Carson J. Ebanks, JP        45     Director

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

         FREDERICK W. MCTAGGART has been a director of our company since 1998, and the President and Chief Operating Officer since October 2000 and Chief Financial Officer since February 2001. From April 1994 to October 2000, Mr. McTaggart was the Managing Director of the Water Authority-Cayman, the government-owned water utility serving certain areas of the Cayman Islands. He received his B.S. degree in Building Construction from the Georgia Institute of Technology in 1985. Mr. McTaggart is the brother of Mr. Gregory S. McTaggart, the Vice President - Operations.

         PETER D. RIBBINS is our Director-Special Projects and Company Secretary and has served as a director since 1989. Mr. Ribbins joined our company in 1983 as its General Manager, a position he held until 1989, when he was appointed Managing Director. He was appointed President and Chief Operating Officer in 1994 and resigned from that position in October 2000 for personal reasons. Mr. Ribbins obtained his B.S. degree in Kinanthropology from the University of Ottawa, Canada in 1971.

         GREGORY S. MCTAGGART is our Vice President-Operations. Mr. McTaggart joined our company in January 1991 as our resident engineer and has served in his current capacity since 1994. For three years before joining us, Mr. McTaggart worked for the Caribbean Utilities Company as a mechanical engineer. Mr. McTaggart obtained his B.S. degree in Mechanical Engineering from the Georgia Institute of Technology in 1986. Mr. McTaggart is the brother of Frederick W. McTaggart, the President, Chief Operating Officer, Chief Financial Officer and director.

         J. BRUCE BUGG, JR. has been a director and our Vice-Chairman of the Board since 1998. Mr. Bugg is also, and has been since 1997, the Chairman of the board of directors and Chief Executive Officer of Argyle Investment Co., the general partner of Argyle Partners Ltd., the sole general partner of Argyle/Cay-Water, Ltd. From 1996 to 1997, Mr. Bugg served as Vice Chairman of First Southwest Company and Chairman of its Investment Banking Group.

         BRIAN E. BUTLER has been a director of our company since 1983. Since 1977, Mr. Butler has been the principal of Columbus Developments Ltd., a property development company specializing in luxury resort projects in the Cayman Islands.

         STEVEN A. CARR has served as a director of our company since May 2000. Since 1994, Mr. Carr has been the President of Carr & Associates, a private investment firm located in Bryan, Texas. Before joining Carr & Associates, Mr. Carr held a variety of executive positions and participated in the ownership and management of a number of telecommunications ventures throughout the United States. Mr. Carr has served as an alternate director on our board of directors for his father, Hal N. Carr, since 1998. Mr. Carr is also currently a director of the First National Bank of Bryan. In addition to his business interests, Mr. Carr is a senior lecturer at the Mays College and Graduate School of Business at Texas A&M University and a councilor of the Texas A&M Research Foundation.

         RICHARD L. FINLAY has served as a director of our company since 1995. Mr. Finlay is an attorney and partner with the Cayman Islands law firm of Charles Adams, Ritchie and Duckworth. Before joining this firm in 1993, he served as Director of Legal Studies of the Cayman Islands Government from 1989 to 1992. From 1983 to 1989, Mr. Finlay was a partner with the Canadian law firm of Olive, Waller, Zinkhan and Waller. Mr. Finlay has served as the Cayman Islands' representative to the International Company and Commercial Law Review and is a former editor of the Cayman Islands Law Bulletin.

         CLARENCE B. FLOWERS, JR. has been a director of our company since 1991. Mr. Flowers is, and has been since 1985, the principal of Orchid Development Company, a real estate developer in the Cayman Islands. Mr. Flowers also serves as a director of C.L. Flowers & Son, which is the largest manufacturer of concrete blocks in the Cayman Islands.

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

         RAYMOND WHITTAKER has served as a director of our company since 1988. Mr. Whittaker was the Managing Director of TransOcean Bank & Trust, Ltd., a bank and trust company located in the Cayman Islands and a subsidiary of Johnson International, Inc., a bank holding company located in Racine, Wisconsin from 1984 to December 2000. He is now the principal of his own company and management firm.

         CARSON K. EBANKS, JP, became the government nominated Director of our company in May of 2001. Mr. Ebanks was the Director of Planning for the Cayman Islands from 1991 - 1997. Since 1997, he has served the Cayman Islands Government as a Permanent Secretary currently for the Ministry of Community Services, Women's Affairs, Youth and Sports. Mr. Ebanks is a Justice of the Peace, a Fellow of the Royal Geographic Society and a member of the American Planning Association. He holds a Bachelor of Environmental Studies (Hons. Urban and Regional Planning - Peace and Conflict Studies Minor) from the University of Waterloo and a Master of Arts - Planning in Community and Regional Planning from the University of British Columbia. He is a Director of the Water Authority - Cayman and a trustee of the National Gallery of the Cayman Islands. Mr. Ebanks has served on the Boards of the Trustees for the Cayman Islands Museum, the Cayman Islands Civil Service Co-operative Credit Union, the Housing Development Corporation and the Vice President of the Cayman Islands Olympic Committee.

COMPOSITION OF THE BOARD OF DIRECTORS

         The board of directors is organized into three groups. Each group holds office for a three year period and re-election of the board members is staggered so that two-thirds of the board members are not subject to re-election in any given year. The groups are organized alphabetically as follows:

         GROUP 1              GROUP 2                       GROUP 3
         -------              -------                       -------
         J. Bruce Bugg Jr.    Carson K. Ebanks, JP          Wilmer Pergande
         Brian Butler         Richard Finlay                Peter D. Ribbins
         Steven A. Carr       Clarence Flowers, Jr.         Raymond Whittaker
                              Frederick McTaggart
                              Jeffrey M. Parker

         Group 1 was re-elected at our annual shareholders' meeting in May 2001. Group 2 will be proposed for re-election during the year ending December 31, 2002 and then Group 3 during the year ending December 31, 2003.

         Under our license, the Cayman Islands government may nominate three persons to serve on our board of directors. We must cause one of the persons nominated by the government to be elected as a director. In May 2001, Carson K. Ebanks, JP was elected as the government's nominee.

         On April 17, 1997, Argyle/Cay-Water, Ltd. filed an application with the Cayman Islands government for permission to acquire up to 50% of our issued and outstanding shares. We did not support Argyle's attempt to gain control of our company. On July 22, 1997, the Cayman Islands government approved Argyle's application. J. Bruce Bugg, Jr. is the sole shareholder and Chairman and Chief Executive Officer of Argyle Investment Co., the general partner of Argyle Partners Ltd., the sole general partner of Argyle/Cay-Water, Ltd.

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

ITEM 11. EXECUTIVE COMPENSATION

         The following table provides summary information concerning the annual and long-term compensation earned by the company's chief executive officer and each of the three other most highly compensated executive officers of the company during the fiscal years ended December 31, 2001, 2000 and 1999:

SUMMARY COMPENSATION TABLE

                                          ANNUAL COMPENSATION                              LONG-TERM COMPENSATION
                               -------------------------------------------          ----------------------------------
                                                             OTHER ANNUAL              SECURITIES          ALL OTHER
                               YEAR     SALARY      BONUS    COMPENSATION              UNDERLYING        COMPENSATION
NAME AND PRINCIPAL POSITION     ($)      ($)         ($)         ($)                   OPTIONS(#)             ($)
---------------------------     ---      ---         ---     ------------              ----------        ------------
Jeffrey M. Parker              1999       90,000     91,262            --                 7,786                 --
Chairman and Chief Executive   2000       94,590    143,314            --                26,294                 --
Officer                        2001       95,895     86,176            --                28,507                 --


Frederick W. McTaggart         1999           --         --            --                    --                 --
Director, President and        2000      116,400     21,171            --                 5,609                 --
Chief Operating Officer        2001      118,006     88,765            --                28,533                 --


Peter D. Ribbins               1999      116,496     66,265            --                20,000                 --
Director - Special Projects    2000      121,447     80,448            --                 5,609                 --
                               2001      118,006         --            --                27,646                 --


Gregory S. McTaggart           1999       79,209     10,730         8,678                    --                 --
Vice President Operations      2000       83,248     17,155         1,808                20,193                 --
                               2001       85,932      8,759            --                20,800                 --



         The salary shown in 2000 for Mr. Frederick McTaggart, who joined the company in October 2000, is annualized based upon a full year of employment for comparative purposes. Mr. Frederick McTaggart's actual salary for 2000 was $24,772.

         All options granted to Messrs. Parker, Frederick McTaggart, Ribbins and Gregory McTaggart in 1999 have an exercise price of $2.50 per share, in 2000 they have an exercise price of $7.10 per share and in 2001 they have an exercise price of $10.84 per share.

         The other annual compensation granted to Gregory McTaggart is comprised of redeemable preferred shares issued to them under our share incentive plan. Under our share incentive plan, half of the redeemable preferred shares are issued at no cost to the employee and the employee may purchase, for cash, an equal number of redeemable preferred shares at an exercise price of approximately 75% of the market price of the ordinary shares at the time of issuance. These shares issued to Mr. Gregory McTaggart had a market price of $5.71 per share and $5.47 per share, in 1999 and 2000, respectively, on the date of grant.

STOCK OPTION GRANTS

         The following table provides information, with respect to the chief executive officer and the other named executive officers listed in the Summary Compensation Table, concerning stock options granted on ordinary shares in fiscal year 2001:

                                                                                          POTENTIAL REALIZABLE VALUE
                                            % OF TOTAL                                      AT ASSUMED ANNUAL RATES
                                            OPTIONS                                       OF STOCK PRICE APPRECIATION
                                             GRANTED                                            FOR OPTION TERM
                                               TO                                        ------------------------------
                                 OPTIONS    EMPLOYEES    EXERCISE OR                      AT 5% ANNUAL   AT 10% ANNUAL
                                 GRANTED    IN FISCAL    BASE PRICE     EXPIRATION        GROWTH RATE     GROWTH RATE
NAME                               (#)        YEAR         ($/SH)          DATE               ($)             ($)
----                               ---      ---------    -----------    ----------        -----------    -------------

Jeffrey M. Parker                   28,507     18%          10.84        03/10/05                65,844        117,434

Frederick W. McTaggart              28,533     18%          10.84        03/10/05                65,904        117,541

Peter D. Ribbins                    27,646     17%          10.84        03/10/05                63,855        113,887

Gregory S. McTaggart                20,800     13%          10.84        03/10/05                48,043         85,685


         Market value on grant date (December 31, 2001) of these options was U.S. $11.34.

STOCK OPTION HOLDINGS

         The following table provides information, with respect to the chief executive officer and the other named executive officers listed in the Summary Compensation Table, concerning the holding of unexercised options at the end of, fiscal year 2001:


                                                            NUMBER OF SECURITIES             VALUE OF UNEXERCISED
                                                           UNDERLYING UNEXERCISED                IN-THE-MONEY
                                 SHARES                  OPTIONS AT FISCAL YEAR END       OPTIONS AT FISCAL YEAR END
                                ACQUIRED      VALUE     -----------------------------    -----------------------------
                               ON EXERCISE   REALIZED    EXERCISABLE   UNEXERCISABLE      EXERCISABLE   UNEXERCISABLE
NAME                               (#)         ($)           (#)            (#)               ($)            ($)
----                           -----------  ---------    -----------   -------------      -----------   -------------
Jeffrey M. Parker                    --           --           63,217        --                197,240        --

Frederick W. McTaggart               --           --           34,142        --                 38,049        --

Peter D. Ribbins                 60,000      427,600           33,255        --                 37,605        --

Gregory S. McTaggart                 --           --           40,993        --                 96,018        --


EMPLOYEE SHARE INCENTIVE PLAN

         Since April 8, 1987, we have maintained an employee share incentive plan for our long-term employees who are not directors. To become eligible for the employee share incentive plan, an employee must complete four years of service with us and then retain the shares for an additional four years before he can transfer or sell the shares. We may, at our option, offer to exchange the redeemable preferred shares issued to the employee for an equal number of freely tradable ordinary shares at any time during the four year holding period. Within the four year holding period, if an employee ceases to be employed by our company, our company, at the sole discretion of the board of directors, may redeem the redeemable shares held by that employee for less than four years at the price which the employee originally paid for the shares.

         Under the plan, employees are issued redeemable preferred shares on an annual basis at no cost based on a formula which takes into consideration the employee's salary and the total dividend paid to ordinary shareholders as a percentage of the total shareholder's equity in each year. If an employee remains employed by us for at least four years, or a person or affiliated group of persons acquires 30% or more of our ordinary shares, we are obligated to exchange the redeemable preferred shares (whether or not the redeemable preferred shares have been held for four years) for the same number of ordinary shares. We are also obligated to exchange the redeemable preferred shares for an equal number of ordinary shares if an employee's employment with us or any of our affiliates terminates by reason of the employee's death, permanent disability or the employee reaches the age of 65 years. However, if an employee's employment with us or any of our affiliates terminates for any other reason, we may at any time up to and including the first anniversary of such termination, redeem the employee's redeemable preferred shares for cash equal to 75% of the average of the closing market price for our ordinary shares on each of the first seven trading days in the month of October of the year in which the redeemable preferred shares were issued to the employee.

         Under the plan, when an employee is issued redeemable preferred shares, the employee is also granted an option to purchase an equal number of redeemable preferred shares at approximately 75% of the average market price of the ordinary shares. The exercise price is determined during the ten days after our annual shareholder's meeting. This option expires, unless exercised by the employee, within forty (40) days after the date of our annual shareholders' meeting. Since we adopted the employee share incentive plan, our employees, who are currently in the plan, have acquired 98,929 redeemable preferred shares, of which 73,734 have been redeemed for an equal number of ordinary shares.

EMPLOYEE SHARE OPTION PLAN

         In 2001 we established an employee share option plan for certain long-term employees who participate in the share incentive plan. This plan was introduced in order to compensate these employees for adjustments in the employee share incentive plan. Under the share option plan, these employees are granted in each calendar year, as long as the employee is a participant in the employee share incentive plan, options to purchase ordinary shares of common stock. The price at which the option may be exercised will be the closing market price on the grant date, which is 40 days after the date of the Company's annual shareholder meeting. The number of options each employee is granted is equal to five times the sum of (i) the number of redeemable preferred stock which that employee receives for $nil consideration and (ii) the number of redeemable preferred stock options which that employee exercises in that given year. The option may be exercised during the period commencing on the fourth anniversary of the grant date and ending on the thirtieth day after the fourth anniversary of the grant date.

NON-EXECUTIVE DIRECTORS' SHARE PLAN

         In 1999, we implemented a share grant plan for our directors who are not executive officers or serving as the Cayman Islands' government representative on our board. Under this plan, a director receives ordinary shares based upon the number of board and committee meetings that the director attends during the year. Each board meeting is worth the share equivalent of a $1,200 fee and each committee meeting is worth the share equivalent of a $600 fee. Attendance fees are accumulated throughout the year and then divided by the prevailing market price on October 1st of the preceding year to determine the number of shares to be granted for the current year. On October 1, 2001, the directors as a group received 7,860 ordinary shares at the prevailing market price on October 1, 2000 of $7.25 per share. The strike price set on October 1, 2001 was $10.70. The necessary accrual has been made as at December 31, 2001 for the last 3 months attendance costs.

EMPLOYMENT AGREEMENTS

         We entered into an employment agreement with Jeffrey M. Parker, our Chairman of the board of directors and Chief Executive Officer. Mr. Parker devotes at least 75% of his working time to our company and the remainder of his working time to his accountancy practice. This agreement, as amended, was originally scheduled to expire on December 31, 2001, although it extends automatically each year for an additional one year term. If we terminate Mr. Parker without cause, he is entitled to all financial benefits under the agreement for a period of two years and any unvested stock options for the year in which Mr. Parker is terminated automatically vest and become fully exercisable. Under prior employment agreements, in each of the four years ended December 31, 1995, 1996, 1997 and 1998, Mr. Parker was granted an option to purchase that number of ordinary shares which was equal to 2.5% of our net profit before dividends or extraordinary items for that year. The exercise price of these options was $2.50 per share. For each of the three years ended December 31, 1999, 2000 and 2001, Mr. Parker has been granted an option to purchase that number of ordinary shares which equals 1% of our net profit for that year. The exercise price of the options granted in 1999 is $2.50 per share, and the exercise price of the options to be granted from 2000 and on will be equal to the average of the closing market price of the ordinary shares on each of the first seven trading days in the month of October of that financial year. In 1999, Mr. Parker was granted an option to purchase 7,786 ordinary shares at an exercise price of $2.50. In 2000, Mr. Parker was granted an option to purchase 26,924 ordinary shares at an exercise price of $7.10. For the year ended December 31, 2001, Mr. Parker was granted an option to purchase 28,507 ordinary shares at an exercise price of $10.84. In August 1997 and March 1999, Mr. Parker exercised options to purchase 101,705 and 29,010 ordinary shares, respectively, representing all the options that were held by Mr. Parker on those dates. All options granted to Mr. Parker after March 1999 expire on the third anniversary of the date of the Auditor's Report on the financial statements for the year of grant.

         In addition to serving as our Chairman of the Board and Chief Executive Officer, Mr. Parker owns an accountancy practice in the Cayman Islands. Until 1999, we paid the accountancy practice for services rendered to us by Mr. Parker through his practice. In 1999, we began paying Mr. Parker directly for his services. During 2001, his accounting practice provided us professional services in the amount of $4,523. In addition, we reimbursed his accounting practice $1,355 for communication charges made on our behalf.

         We entered into an employment agreement with Frederick W. McTaggart, our President, Chief Operating Officer and Chief Financial Officer. The agreement is scheduled to expire on October 16, 2003, although it extends automatically each year for an additional one year term. If we terminate Mr. Frederick McTaggart without cause, he is entitled to all financial benefits under the agreement for a period of two years and any unvested stock options for the year in which Mr. Frederick McTaggart is terminated automatically vest and become fully exercisable. Mr. Frederick McTaggart shall be granted an option to purchase that number of ordinary shares which equals 1% of our net profit for each year. The exercise price of the options to be granted will be equal to the average of the closing market price of the ordinary shares on each of the first seven trading days in the month of October of that financial year. In 2000, Mr. Frederick McTaggart was granted an option to purchase 5,609 ordinary shares at an exercise price of $7.10. For the year ended December 31, 2001, Mr. Frederick McTaggart was granted an option to purchase 28,533 ordinary shares at an exercise price of $10.84. All options granted to Mr. Frederick McTaggart expire on the third anniversary of the date of the Auditor's Report on the financial statements for the year of grant.

         We entered into an employment agreement with Peter D. Ribbins, our former President and Chief Operating Officer and currently Director - Special Projects. The agreement fixes the salary of Mr. Ribbins until October 31, 2003 and thereafter it will be determined by mutual consent. In each of the five years ended December 31, 1995, 1996, 1997, 1998 and 1999, Mr. Ribbins was granted an option to purchase 20,000 ordinary shares at an exercise price of $2.50 per share. In 2000, Mr. Ribbins was granted an option to purchase 5,609 ordinary shares at an exercise price of $7.10. Mr. Ribbins was granted an option to purchase that number of ordinary shares which equals 1% of our net profit for each year. The exercise price of the options to be granted will be equal to the average of the closing market price of the ordinary shares on each of the first seven trading days in the month of October of that financial year. For the year ended December 31, 2001, Mr. Ribbins was granted an option to purchase 27,646 ordinary shares at an exercise price of $10.84. In May 1999, February 2001 and July 2001, Mr. Ribbins exercised options to purchase 60,000, 20,000 and 40,000 ordinary shares, respectively. All options granted to Mr. Ribbins expire on the third anniversary of the date of the Auditor's Report on the financial statements for the year of grant.

         We entered into an employment agreement with Gregory McTaggart, our Vice President of Operations. This agreement was originally scheduled to expire on August 19, 2001, although it extends automatically each year for an additional one year term. Under the agreement, if we terminate Mr. Gregory McTaggart without cause, he is entitled to all financial benefits under the agreement for a period of one year. For each year beginning in 2000, Mr. Gregory McTaggart will be granted an option to purchase that number of ordinary shares which equals 0.75% of our net profit for that year. The exercise price of the options to be granted to Mr. Gregory McTaggart will be equal to the average of the closing market price of the ordinary shares on each of the first seven trading days in the month of October of the year in which the options are granted. In 2000, Mr. Gregory McTaggart was granted an option to purchase 20,193 ordinary shares at an exercise price of $7.10. For the year ended December 31, 2001, Mr. Gregory McTaggart was granted an option to purchase 20,800 ordinary shares at an exercise price of $10.84. All options granted to Mr. Gregory McTaggart expire on the third anniversary of the date of the Auditor's Report on the financial statements for the year of grant. As a result of the option grant described above, Mr. Gregory McTaggart will no longer be eligible to participate in the employee share incentive plan for fiscal years after 1999.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The table below sets forth the beneficial ownership of our ordinary shares, par value CI$1.00 per share, of which 3,920,313 are outstanding as of March 19, 2002, and our redeemable preferred shares, par value CI$1.00 per share, of which 25,195 are outstanding as of March 19, 2002 by:

         o each person or entity that we know beneficially owns more than 5% of our ordinary shares or redeemable preferred shares;

         o  each of our executive officers and directors; and

         o  all of our officers and directors as a group.

         TITLE OF                IDENTITY OF                           AMOUNT     PERCENTAGE
         CLASS                   PERSON OR GROUP                        OWNED       OF CLASS
         -----                   ---------------                        -----       --------
         Ordinary Shares         Argyle/Cay-Water, Ltd.               477,662          12.2%

         Ordinary Shares         Jeffrey M. Parker,                   210,432           5.4%
                                 Chairman of the board, and CEO

         Ordinary Shares         Frederick W. McTaggart,               34,242              *
                                 Director, President, Chief
                                 Operating Officer and Chief
                                 Financial Officer

         Ordinary Shares         Peter D. Ribbins,                    132,855           3.4%
                                 Director - Special Projects
                                 and Company Secretary

         Ordinary Shares         Gregory S McTaggart,                  51,806           1.3%
                                 Vice President Operations

         Ordinary Shares         J. Bruce Bugg, Jr.,                  569,622          14.5%
                                 Director and Vice Chairman of
                                 the board of directors

         Ordinary Shares         Brian E. Butler,                      16,250              *
                                 Director

         Ordinary Shares         Steven A. Carr,                       44,235           1.1%
                                 Director

         Ordinary Shares         Richard L. Finlay,                     8,417              *
                                 Director

         Ordinary Shares         Clarence B. Flowers, Jr.,              3,340              *
                                 Director

         Ordinary Shares         Wilmer Pergande,                       3,877              *
                                 Director

         Ordinary Shares         Raymond Whittaker,                    10,655              *
                                 Director

         Ordinary Shares         Carson K. Ebanks,                         --             --
                                 Director

         Ordinary Shares         Directors and Executive            1,085,731          27.7%
                                 Officers as a Group
                                 (12 persons)



         TITLE OF                IDENTITY OF                           AMOUNT     PERCENTAGE
         CLASS                   PERSON OR GROUP                        OWNED       OF CLASS
         -----                   ---------------                        -----       --------
         Redeemable              Gregory McTaggart                        297           1.2%
         Preferred Shares        Vice President Operations

         Redeemable              Directors and Executive                  297           1.2%
         Preferred Shares        Officers as a group (1 person)

         Redeemable              Abel Castillo                          3,582          14.2%
         Preferred Shares        Operations Manager

         Redeemable              Margaret Julier,                       2,707          10.7%
         Preferred Shares        Office Manager

         Redeemable              William Banker                         4,880          19.4%
         Preferred Shares        Operations Manager

         Redeemable              Rayburn Conolly                        2,877          11.4%
         Preferred Shares        Retired employee

         Redeemable              Chet Ritch                             1,496           5.9%
         Preferred Shares        Operations

         Redeemable              Rudy Ritch                             2,367           9.4%
         Preferred Shares        Operations

         Redeemable              Helbert Rodriquez                      1,496           5.9%
         Preferred Shares        Operations

         Redeemable              Ivan Tabora                            1,342           5.3%
         Preferred Shares        Operations

         An asterisk (*) in the above table indicates less than one percent

         The address for Jeffrey Parker, Frederick McTaggart, Peter Ribbins, Gregory McTaggart, Abel Castillo, Margaret Julier, William Banker, Chet Ritch, Rudy Ritch, Helbert Rodriquez and Ivan Tabora is as follows: c/o Consolidated Water Co. Ltd., Trafalgar Place, West Bay Road, P.O. Box 1114GT, Grand Cayman, B.W.I. The address for each of J. Bruce Bugg Jr. and Argyle/Cay-Water, Ltd. is c/o Argyle Investment Corp., 1500 Nations Bank Plaza, 300 Convent Street, San Antonio, Texas 78205. The address for Brian Butler is P.O. Box 2581GT, Grand Cayman, B.W.I.. The address for Steven A. Carr c/o Carr & Associates, 4103 South Texas Avenue, Suite 209, Bryan, Texas 77802. The address for Richard Finlay is P.O. Box 709GT, Grand Cayman, B.W.I.. The address for Clarence Flowers, Jr. is P.O. Box 2581GT, Grand Cayman, B.W.I.. The address for Wilmer Pergande is 3724 Bengal Road, Gulf Breeze, Florida 32561. The address for Raymond Whittaker is P.O. Box 1982GT, Grand Cayman, B.W.I. The address from Rayburn Conolly is P.O Box 27 East End, Grand Cayman, B.W.I.

         Unless otherwise indicated, to our knowledge, the persons named in the table above have sole voting and investment power with respect to the shares listed. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares issuable under stock options exercisable within 60 days after March 19, 2002 are deemed outstanding for that person but are not deemed outstanding for computing the percentage of ownership of any other person. Of the 210,432 ordinary shares owned by Mr. Parker, 63,217 of these shares are ordinary shares underlying options granted to Mr. Parker, which may be exercised within 60 days after March 19, 2002. Of the 34,242 ordinary shares owned by Mr. Frederick McTaggart, 34,142 are ordinary shares underlying options granted to Mr. Frederick McTaggart, which may be exercised within 60 days after March 19, 2002. Of the 132,855 ordinary shares owned by Mr. Ribbins, 33,255 are ordinary shares underlying options granted to Mr. Ribbins, which may be exercised within 60 days after March 19, 2002. Mr. Bugg is deemed the beneficial owner of the 477,662 ordinary shares held by Argyle/Cay-Water, Ltd. Of the 569,622 ordinary shares beneficially owned by Mr. Bugg, 90,000 are ordinary shares underlying options granted to Mr. Bugg, which may be exercised within 60 days after March 19, 2002. Of the 51,806 ordinary shares owned by Mr. Gregory McTaggart, 40,993 are ordinary shares underlying options granted to Mr. Gregory McTaggart, which may be exercised within 60 days after March 19, 2002 and 297 are redeemable preferred shares, which may be exercised or converted within 60 days after March 19, 2002.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         As consideration for J. Bruce Bugg, Jr.'s services to us as in an additional capacity to us other than a director and Vice-Chairman of the board of directors we granted to Mr. Bugg various options. On July 20, 1999, we granted to Mr. Bugg options to purchase 30,000 ordinary shares at $6.00 per share, exercisable until May 1, 2002 for services provided for work on the U.S. Filter project. There was no trading of the company's ordinary shares on July 20, 1999. The market price of the ordinary shares was $7.50 on July 21, 1999. On May 1, 2000, we granted to Mr. Bugg options to purchase an additional 30,000 ordinary shares at $6.75 per share, which was the market price of the ordinary shares on October 1, 1999. These options were for services provided for work on the settlement agreement concerning the Ellesmere Britannia lawsuit. These additional 30,000 options are exercisable until May 1, 2003. On December 10, 2001, we granted further options to Mr. Bugg to purchase 30,000 ordinary shares at $11.17 per share. These were provided as payment of services in negotiating the purchase of the Hyatt water production facilities on Grand Cayman, Cayman Islands. The market price on December 10, 2001 was $11.17 per share. These options are exercisable until December 9, 2004.

         The options granted to Mr. Bugg, Jr., in 1999 and 2000, as well as all the employment agreements with Messrs. Frederick W. McTaggart, Ribbins, Parker, and Gregory S. McTaggart, were approved by a majority of the disinterested members of the board of directors and ratified by the shareholders at the Annual General Meeting held in 2001. Mr. Bugg's 2001 options were approved by a majority of the disinterested members of the board of directors and are to be put to the shareholders for ratification in the Annual General Meeting to be held in 2002. It is management's opinion that all agreements set forth in this section were on terms no less favorable than could have been obtained from unaffiliated parties.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND REPORTS ON FORM 8-K

(a)  1.  Financial Statements

         The financial statements found in ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA for the year ended December 31, 2001 is incorporated herein by reference.

     2.  Financial Statement Schedules

         None

     3.  EXHIBITS

         EXHIBIT
         NUMBER      EXHIBIT DESCRIPTION
         ------      -------------------

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

         10.4 An Amendment to a License to Produce Potable Water, dated August 15, 2001, between Consolidated Water Co. Ltd. by The Government of The Cayman Islands.

         EXHIBIT
         NUMBER      EXHIBIT DESCRIPTION
         ------      -------------------

         10.5 License Agreement, dated October 26, 1992, between Cayman Island Government-Portfolio of Communications, Works and Agriculture and Cayman Water Company Limited for the supply of non-potable water to SafeHaven Ltd. (incorporated herein by reference to the exhibit filed as a part of our Form 20-F dated December 7, 1994, Commission File No. 0-25248).

         10.6 Amendment to License Agreement, dated November 12, 1992, between Cayman Island Government -- Portfolio of Communications, Works and Agriculture and Cayman Water Company Limited for the supply of non-potable water to SafeHaven Ltd. (incorporated herein by reference to the exhibit filed as a part of our Form 20-F dated December 7, 1994, Commission File No. 0-25248).

         10.7 Service Agreement, dated October 27, 1992, between Cayman Water Company Limited and SafeHaven Ltd. (incorporated herein by reference to the exhibit filed as a part of our Form 20-F dated December 7, 1994, Commission File No. 0-25248).

         10.8 Amendment to Service Agreement, dated November 25, 1992, between Cayman Water Company Limited and SafeHaven Ltd. (incorporated herein by reference to the exhibit filed as a part of our Form 20-F dated December 7, 1994, Commission File No. 0-25248).

         10.9 Amendment to Service Agreement, dated September 4, 1995, between Cayman Water Company Limited and SafeHaven Ltd. (incorporated herein by reference to the exhibit filed as a part of our Registration Statement on Form F-1 dated March 26, 1996, Commission File No. 333-00038).

         10.10 Water Purchase Agreement #2, dated October 14, 1994, between Cayman Water Company Limited and Ocean Conversion (Cayman) Limited. (incorporated herein by reference to the exhibit filed as a part of our Form 20-F dated December 7, 1994, Commission File No. 0-25248).

         10.11 Water Purchase Agreement #3, dated October 21, 1994, between Cayman Water Company Limited and Ocean Conversion (Cayman) Limited. (incorporated herein by reference to the exhibit filed as a part of our Form 20-F dated December 7, 1994, Commission File No. 0-25248).

         10.12 Water Purchase Agreement #3 (Revision #1), dated January 10, 1995, between Cayman Water Company Limited and Ocean Conversion (Cayman) Limited. (incorporated herein by reference to the exhibit filed as a part of our Form 10-K dated March 30, 2001, Commission File No. 0-25248).

         10.13 Water Purchase Agreement #3 (Revision #2), dated December 29, 2000, between Consolidated Water Co. Ltd. and Ocean Conversion (Cayman) Limited. (incorporated herein by reference to the exhibit filed as a part of our Form 10-K dated March 30, 2001, Commission File No. 0-25248).

         10.14 Water Supply Agreement, dated December 18, 2000, between Consolidated Water Co. Ltd. and South Bimini International Ltd. (incorporated herein by reference to the exhibit filed as a part of our Form 10-K dated March 30, 2001, Commission File No. 0-25248).

         EXHIBIT
         NUMBER      EXHIBIT DESCRIPTION
         ------      -------------------

         10.15 Employment Agreement, dated August 30, 2000, between Consolidated Water Co. Ltd. and Peter D. Ribbins. (incorporated herein by reference to the exhibit filed as a part of our Form 10-K dated March 30, 2001, Commission File No. 0-25248).

         10.16 Engagement Agreement, dated December 30, 1998 between Consolidated Water Co. Ltd. and Jeffrey Parker (incorporated herein by reference to the exhibit filed as part of our Registration Statement on Form F-2 dated May 17, 2000, Commission File No. 333-35356).

         10.17 Amendment of Engagement Agreement, dated October 26, 1999, between Consolidated Water Co. Ltd. and Jeffrey Parker (incorporated herein by reference to the exhibit filed as part of our Registration Statement on Form F-2 dated May 17, 2000, Commission File No. 333-35356).

         10.18 Second Amendment of Engagement Agreement, dated March 21, 2000, between Consolidated Water Co. Ltd. and Jeffrey Parker (incorporated herein by reference to the exhibit filed as part of our Registration Statement on Form F-2 dated May 17, 2000, Commission File No. 333-35356).

         10.19 Employment Contract, dated July 12, 2000, between Consolidated Water Co. Ltd. and Frederick W. McTaggart. (incorporated herein by reference to the exhibit filed as a part of our Form 10-K dated March 30, 2001, Commission File No. 0-25248).

         10.20 Employment Contract, dated August 19, 1998, between Cayman Water Company Limited and Gregory Scott McTaggart (incorporated herein by reference to the exhibit filed as part of our Registration Statement on Form F-2 dated May 17, 2000, Commission File No. 333-35356).


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

         10.23 Letter Agreement, dated January 19, 2002, between Consolidated Water Co. Ltd. and J. Bruce Bugg.

         10.24 Specimen Service Agreement, between Cayman Water Company Limited and consumers (incorporated herein by reference to the exhibit filed as part of our Registration Statement on Form F-1 dated March 26, 1996).

         10.25 Summary Share Grant Plan for Directors (incorporated herein by reference to the exhibit filed as part of our Registration Statement on Form F-2 dated May 17, 2000, Commission File No. 333-35356).

         EXHIBIT
         NUMBER      EXHIBIT DESCRIPTION
         ------      -------------------

         10.26       Employee Share Option Plan.

         10.27 Agreement, dated March 31, 1998, among Argyle/Cay-Water Limited, J. Bruce Bugg and Cayman Water Company Limited (incorporated herein by reference to the exhibit filed as part of our Form 20-F for the fiscal year ended December 31, 1997, Commission File No. 0-25248).

         10.28 Option Deed, dated August 6, 1997, between Cayman Water Company Limited and American Stock Transfer & Trust Company (incorporated herein by reference to the exhibit filed on our Form 6-K, dated August 7, 1997, Commission File No. 0-25248).

         10.29 Stock Option Agreement, dated December 15, 1998, between Consolidated Water Co. Ltd. and R. Jerry Falkner (incorporated herein by reference to the exhibit filed as part of our Registration Statement on Form F-2 dated May 17, 2000, Commission File No. 333-35356).

         10.30 Purchase and Sale Agreement, dated December 10, 2001, between Consolidated Water Co. Ltd., Cayman Hotel and Golf Inc., Ellesmere Britannia Limited and Hyatt Britannia Corporation Ltd.

         10.31 Agreement, dated February 1, 2002, between Consolidated Water Co. Ltd. and Cayman Hotel and Golf Inc.

         10.32 Consulting Agreement, dated November 17, 1998, between Cayman Water Company Limited and R.J. Falkner & Company, Inc. (incorporated herein by reference to the exhibit filed as part of our Registration Statement on Form F-2 dated May 17, 2000, Commission File No. 333-35356).

         10.33 Agreement, dated July 24, 1995, between Cayman Water Company Limited and Galleon Beach Resort Limited (incorporated herein by reference to the exhibit filed as part of our Registration Statement on Form F-2 dated May 17, 2000, Commission File No. 333-35356).

         10.34 Agreement, dated February 9, 1994, between Cayman Water Company Limited and Widar Ltd. (incorporated herein by reference to the exhibit filed as part of our Registration Statement on Form F-2 dated May 17, 2000, Commission File No. 333-35356).

         10.35 Finance Contract, dated October 3, 1991, between European Investment Bank and Cayman Water Company Limited (incorporated herein by reference to the exhibit filed as part of our Form 20-F, dated December 7, 1994, Commission File No. 0-25248).

         10.36 Debenture, dated June 1, 1979, among Cayman Water Company Limited, The Royal Bank of Canada, Philip Lustig and Cayman Public Utilities, Ltd. (incorporated herein by reference to the exhibit filed as part of Post-Effective Amendment No. 1 to our Registration Statement on Form F-2 dated May 22,
                     2000).

         EXHIBIT
         NUMBER      EXHIBIT DESCRIPTION
         ------      -------------------

         10.37 Deed, dated April 30, 1981, between Cayman Water Company Limited and The Royal Bank of Canada (incorporated herein by reference to the exhibit filed as part of Post-Effective Amendment No. 1 to our Registration Statement on Form F-2 dated May 22, 2000).

         10.38 Second Deed, dated March 10, 1983, between Cayman Water Company Limited and The Royal Bank of Canada (incorporated herein by reference to the exhibit filed as part of Post-Effective Amendment No. 1 to our Registration Statement on Form F-2 dated May 22, 2000).

         10.39 Third Deed, dated December 6, 1984, between Cayman Water Company Limited and The Royal Bank of Canada (incorporated herein by reference to the exhibit filed as part of Post-Effective Amendment No. 1 to our Registration Statement on Form F-2 dated May 22, 2000).

         10.40 Fourth Deed, dated August 31, 1989, between Cayman Water Company Limited and The Royal Bank of Canada (incorporated herein by reference to the exhibit filed as part of Post-Effective Amendment No. 1 to our Registration Statement on Form F-2 dated May 22, 2000).

         10.41 Fifth Deed, dated June 16, 1992, between Cayman Water Company Limited and The Royal Bank of Canada (incorporated herein by reference to the exhibit filed as part of Post-Effective Amendment No. 1 to our Registration Statement on Form F-2 dated May 22, 2000).

         10.42 Variation of Debenture, dated October 11, 1999, between Consolidated Water Co. Ltd. and The Royal Bank of Canada (incorporated herein by reference to the exhibit filed as part of Post-Effective Amendment No. 1 to our Registration Statement on Form F-2 dated May 22, 2000).

         10.43 Collateral Charge, dated June 1, 1979, between Cayman Water Company Limited and The Royal Bank of Canada (incorporated herein by reference to the exhibit filed as part of Post-Effective Amendment No. 1 to our Registration Statement on Form F-2 dated May 22, 2000).

         10.44 Deed, dated June 1, 1979, between Cayman Water Company Limited, The Royal Bank of Canada and Philip Lustig (incorporated herein by reference to the exhibit filed as part of Post-Effective Amendment No. 1 to our Registration Statement on Form F-2 dated May 22, 2000).

         10.45 Variation of Charge, dated April 30, 1981, between Cayman Water Company Limited and The Royal Bank of Canada (incorporated herein by reference to the exhibit filed as part of Post-Effective Amendment No. 1 to our Registration Statement on Form F-2 dated May 22, 2000).

         10.46 Collateral Charge to a Variation of Debenture, dated October 11, 1999, between Consolidated Water Co. Ltd. and Royal Bank of Canada (incorporated herein by reference to the exhibit filed as part of Post-Effective Amendment No. 1 to our Registration Statement on Form F-2 dated May 22,
                     2000).

         EXHIBIT
         NUMBER      EXHIBIT DESCRIPTION
         ------      -------------------

         10.47 Second Debenture of Cayman Water Company Limited, dated July 16, 1992, together with Second Collateral Charge dated July 23, 1992 (incorporated by reference to the exhibit filed as part of our Form 20-F, dated December 7, 1994, Commission file No. 0-25248).

         10.48 Credit Facility Agreement, dated April 25, 2001 between Consolidated Water Co. Ltd. and the Royal Bank of Canada.

         10.49 Variation of Debenture, dated February 22, 2002 between Consolidated Water Co. Ltd. and the Royal Bank of Canada.

         10.50 Second Collateral Change to a Variation of Debenture, dated February 22, 2002 between Consolidated Water Co. Ltd. and the Royal Bank of Canada.

         10.51 Lease of Part, dated October 13, 2000, between Consolidated Water Co. Ltd. and Colmar LTD. (incorporated herein by reference to the exhibit filed as a part of our Form 10-K dated March 30, 2001, Commission File No. 0-25248).

         10.52 Lease, dated December 10, 2001, between Cayman Hotel and Golf Inc. and Consolidated Water Co. Ltd.

         10.53 Lease, dated April 27, 1993, between Government of Belize and Belize Water Ltd.

         21          Subsidiaries of the Registrant.

         23          Consent of PricewaterhouseCoopers.


(b)      Reports on Form 8-K

         None

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     CONSOLIDATED WATER CO. LTD.


                                     By: /s/  Jeffrey M. Parker
                                     ------------------------------------------
                                     Jeffrey M. Parker
                                     Chairman of the board of directors and
                                     Chief Executive Officer

Dated: March 27, 2002

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


         SIGNATURE                               TITLE                                 DATE
         ---------                               -----                                 ----
By:      /s/  Jeffrey M. Parker
         ----------------------------------      Chairman of the board of directors    March 27, 2002
         Jeffrey M. Parker                       and Chief Executive Officer
                                                 (Principal Executive Officer)

By:      /s/  Frederick W. McTaggart
         ----------------------------------      Director, President, Chief            March 27, 2002
         Frederick W. McTaggart                  Operating Officer and Chief
                                                 Financial Officer (Principal
                                                 Financial and Accounting Officer)

By:      /s/  Peter D. Ribbins
         ----------------------------------      Director - Special Projects           March 27, 2002
         Peter D. Ribbins


By:      /s/  J. Bruce Bugg, Jr.
         ----------------------------------      Director and Vice Chairman of the     March 27, 2002
         J. Bruce Bugg, Jr.                      board of directors

By:      /s/  Brian E. Butler
         ----------------------------------      Director                              March 27, 2002
         Brian E. Butler



         SIGNATURE                               TITLE                                 DATE
         ---------                               -----                                 ----
By:      /s/  Steven A. Carr
         ----------------------------------      Director                              March 27, 2002
         Steven A. Carr


By:      /s/  Richard L. Finlay
         ----------------------------------      Director                              March 27, 2002
         Richard L. Finlay


By:      /s/  Clarence B. Flowers, Jr.
         ----------------------------------      Director                              March 27, 2002
         Clarence B. Flowers, Jr.


By:      /s/  Wilmer Pergande
         ----------------------------------      Director                              March 27, 2002
         Wilmer Pergande


By:      /s/  Raymond Whittaker
         ----------------------------------      Director                              March 27, 2002
         Raymond Whittaker


By:      /s/  Carson K. Ebanks
         ----------------------------------      Director                              March 27, 2002
         Carson K. Ebanks


                           CONSOLIDATED WATER CO. LTD.

                        INDEX TO EXHIBITS FILED WITH 10-K

10.4 An Amendment to a License to Produce Potable Water, dated August 15, 2001, between Consolidated Water Co. Ltd. by The Government of The Cayman Islands.

10.23 Letter Agreement, dated January 19, 2002, between Consolidated Water Co. Ltd. and J. Bruce Bugg.

10.26    Employee Share Option Plan.

10.30 Purchase and Sale Agreement, dated December10, 2001, between Consolidated Water Co. Ltd., Cayman Hotel and Golf Inc., Ellesmere Britannia Limited and Hyatt Britannia Corporation Ltd.

10.31 Agreement, dated February 1, 2002, between Consolidated Water Co. Ltd. and Cayman Hotel and Golf Inc.

10.48 Credit Facility Agreement, dated April 25, 2001 between Consolidated Water Co. Ltd. and the Royal Bank of Canada.

10.49 Variation of Debenture, dated February 22, 2002 between Consolidated Water Co. Ltd. and the Royal Bank of Canada.

10.50 Second Collateral Change to a Variation of Debenture, dated February 22, 2002 between Consolidated Water Co. Ltd. and the Royal Bank of Canada.

10.52 Lease, dated December 10, 2001, between Cayman Hotel and Golf Inc. and Consolidated Water Co. Ltd.

10.53 Lease, dated April 27, 1993, between Government of Belize and Belize Water Ltd.

21       Subsidiaries of the Registrant.

23       Consent of PricewaterhouseCoopers.