Form 10-Q
period 2002-03-31
CONSOLIDATED WATER CO LTD
filed 2002-05-15
CIK 928340

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(MARK ONE)

       [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended MARCH 31, 2002

                                     OR

       [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transaction period from _____________ to _____________

                         Commission File Number: 0-25248

                           CONSOLIDATED WATER CO. LTD.
     ----------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

       CAYMAN ISLANDS                                  N/A
----------------------------------    -----------------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
 incorporation or organization)

   TRAFALGAR PLACE, WEST BAY ROAD, P.O. BOX 1114GT,
                 GRAND CAYMAN, B.W.I.                              N/A
-----------------------------------------------------    ----------------------
       (Address of principal executive offices)                 (Zip Code)

Registrant's Telephone number, including area code:  (345) 945-4277

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
         Yes [X] No [  ]

As at May 10, 2002, there were 3,981,464 of the registrant's ordinary shares of common stock, with CI$ 1.00 par value, outstanding.

EXCHANGE RATES

Unless otherwise indicated, all dollar amounts are in United States Dollars and references to "$", "U.S.", or "U.S. $" are to United States Dollars.

The official fixed exchange rate for conversion of CI$ into U.S. $, as determined by the Cayman Islands Monetary Authority, has been fixed since April 1974 at U.S. $1.20 per CI $1.00.

The official fixed exchange rate for conversion of BZE$ into U.S. $, as determined by the Central Bank of Belize, has been fixed since 1976 at U.S. $0.50 per BZE $1.00.

The official fixed exchange rate for conversion of BAH$ into U.S.$, as determined by the Central Bank of The Bahamas, has been fixed since 1973 at U.S. $1.00 per BAH $1.00.

                                TABLE OF CONTENTS

SECTION     DESCRIPTION                                                           PAGE
-------     -----------                                                           ----
PART I      FINANCIAL INFORMATION

  Item 1.   Financial Statements

            Condensed Consolidated Balance Sheets as of March 31, 2002 and
                December 31, 2001.................................................  1

            Condensed Consolidated Statements of Income for each of the Three
                Months ended March 31, 2002 and 2001 .............................  2

            Condensed Consolidated Statements of Cash Flows for each of the
                Three Months ended March 31, 2002 and 2001.....................     3

            Notes to Condensed Consolidated Financial Statements.............       4

  Item 2.   Management's Discussions and Analysis of Financial Condition and
                Results of Operations.............................................  7

  Item 3.   Quantitative and Qualitative Disclosures about Market Risk...........  11


PART II      OTHER INFORMATION

  Item 2.   Changes in Securities and Use of Proceeds............................. 12

  Item 6.   Exhibits and Reports on Form 8-K...................................... 12

SIGNATURES ....................................................................... 13


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

                         PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                           CONSOLIDATED WATER CO. LTD.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                      (Expressed in United States Dollars)

                                                      MARCH 31,        DECEMBER 31,
                                                        2002              2001
                                                    -----------         -----------
                                                    (UNAUDITED)
ASSETS

CURRENT ASSETS
     Cash and cash equivalents ............           1,177,293             516,446
     Accounts receivable ..................           1,781,750           1,323,156
     Spares inventory .....................             312,583             271,134
     Inventory of water ...................              52,859              48,377
     Prepaid expenses and other assets ....             241,893             319,900
                                                    -----------         -----------
Total current assets ......................           3,566,378           2,479,013

     Property, plant and equipment ........          19,789,383          18,414,935
     Intangible asset .....................           1,766,066           1,814,780
     Investment ...........................              12,450              12,450
                                                    -----------         -----------
Total assets ..............................         $25,134,277         $22,721,178
                                                    ===========         ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Bank overdrafts ......................             500,000                  --
     Dividends payable ....................             473,416             499,383
     Accounts payable and other liabilities             821,097           1,087,470
     Stock compensation liability .........             148,050             210,324
     Current portion of long term debt ....             505,840             355,840
                                                    -----------         -----------
Total current liabilities .................           2,448,403           2,153,017

     Long term debt .......................           2,551,304           1,213,804
     Security deposit .....................             102,763              52,763
     Advances in aid of construction ......              36,274              37,494
                                                    -----------         -----------
Total liabilities .........................           5,138,744           3,457,078
                                                    -----------         -----------

STOCKHOLDERS' EQUITY
     Common stock .........................           4,741,759           4,704,077
     Additional paid-in capital ...........           7,084,181           6,896,753
     Vested redeemable preferred stock ....               2,841               2,841
     Non-vested redeemable preferred stock               27,393              27,393
     Retained earnings ....................           8,139,359           7,633,036
                                                    -----------         -----------
Total stockholders' equity ................          19,995,533          19,264,100
                                                    -----------         -----------

Total liabilities and stockholders' equity          $25,134,277         $22,721,178
                                                    ===========         ===========


                  The accompanying information and notes are an integral part of these condensed consolidated financial statements

                           CONSOLIDATED WATER CO. LTD.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                      (Expressed in United States Dollars)

                                                                               THREE MONTHS         THREE MONTHS
                                                                              ENDED MARCH 31,       ENDED MARCH 31,
                                                                                   2002                 2001
                                                                              ---------------       ---------------
Water sales ..........................................................           3,107,496            2,857,204
Cost of water sales ..................................................          (1,666,452)          (1,483,389)
                                                                               -----------          -----------
Gross profit .........................................................           1,441,044            1,373,815
                                                                               -----------          -----------
Indirect expenses ....................................................            (600,223)            (647,360)
                                                                               -----------          -----------
Income from operations ...............................................             840,821              726,455
                                                                               -----------          -----------
Other income:
     Interest income .................................................               6,432                   30
     Other income ....................................................              79,247              104,405
                                                                               -----------          -----------
                                                                                    85,679              104,435
                                                                               -----------          -----------
Net income ...........................................................         $   926,500          $   830,890
                                                                               ===========          ===========
Basic earnings per share .............................................         $      0.24          $      0.21
                                                                               ===========          ===========
Diluted earnings per common share ....................................         $      0.23          $      0.21
                                                                               ===========          ===========
Dividends declared per share .........................................         $     0.105          $      0.10
                                                                               ===========          ===========

Weighted average number of common shares used in the determination of:

Basic earnings per share .............................................           3,923,209            3,866,921
                                                                               ===========          ===========

Diluted earnings per share ...........................................           4,054,949            3,977,299
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

                           CONSOLIDATED WATER CO. LTD.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                      (Expressed in United States Dollars)


                                                               THREE MONTHS         THREE MONTHS
                                                              ENDED MARCH 31,      ENDED MARCH 31,
                                                                  2002                 2001
                                                              ---------------      ---------------
NET CASH FLOWS PROVIDED BY OPERATING ACTIVITIES .....             590,025              676,906
                                                              -----------          -----------
CASH FLOWS USED IN INVESTING ACTIVITIES
   Purchase of property, plant and equipment ........          (1,681,993)            (446,231)
                                                              -----------          -----------
Net cash used in investing activities ...............          (1,681,993)            (446,231)
                                                              -----------          -----------

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES
   Net proceeds from issuance of common stock .......             162,835               50,000
   Draw down of credit facility .....................           1,500,000                   --
   Principal payments of long term debt .............             (12,500)                  --
   Dividends paid ...................................            (397,520)            (390,146)
   Increase in bank overdraft .......................             500,000              189,226
                                                              -----------          -----------
Net cash provided by (used in) financing activities .           1,752,815             (150,920)
                                                              -----------          -----------
NET INCREASE IN CASH AND CASH EQUIVALENTS ...........             660,847               79,755

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ....             516,446              250,837
                                                              -----------          -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ..........         $ 1,177,293          $   330,592
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

                           CONSOLIDATED WATER CO. LTD.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


The accompanying financial statements should be read in conjunction with the 2001 Annual Report for the Company on Form 10-K. The interim condensed consolidated financial statements are unaudited, but in the opinion of management, reflect all adjustments necessary for a fair presentation of results for such periods. All adjustments are of a normal recurring nature.

1. PRINCIPAL ACTIVITY AND STATUS

Consolidated Water Co. Ltd. (the "Company") and its wholly-owned subsidiaries (together the "Group") use reverse osmosis technology to produce fresh water from seawater. The Group processes and supplies water to its customers in Grand Cayman, Cayman Islands; Ambergris Caye, Belize; and South Bimini, Bahamas. The Company's exclusive license in Grand Cayman allows it to process and supply water to certain areas of Grand Cayman for a period of twenty years from July 11, 1990 in addition to having a right of first refusal on the extension or renewal thereof. The Group has a contract with Belize Water Services Ltd. ("BWSL") of Belize, formally known as Water and Sewerage Authority of Belize, to supply water to BWSL in Ambergris Caye expiring in 2011. At the expiry of the contract, BWSL may at its option extend the term of the agreement or purchase the plant outright. In addition, on July 11, 2001 the Company commenced supplying water under a ten year agreement to South Bimini International Ltd., a Bahamian company, which owns and operates resort properties on South Bimini Island, Bahamas. The base price of water supplied by the Group, and adjustments thereto, are generally determined by the terms of the license and contracts, which provide for adjustments based upon the movement in the government price indices specified in the license and contracts respectively as well as monthly adjustments for changes in the cost of energy.

2. PURCHASE OF ASSETS

On February 1, 2002, the Company acquired the reverse osmosis plant that was previously owned and operated by Cayman Hotel and Golf Inc., a company which owns and operates the Hyatt Hotel and Britannia Golf Course and developed the Britannia condominiums and villas. The acquisition has been accounted for by the purchase method. The total purchase price of $1,500,000 was paid in cash. The fair value of assets acquired was $1,500,000 which comprised solely of property, plant and equipment representing the reverse osmosis plant.

3. SEGMENTED INFORMATION

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

                           CONSOLIDATED WATER CO. LTD.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


3. SEGMENT INFORMATION (CONTINUED)

AS AT MARCH 31 AND FOR THE THREE MONTHS THEN ENDED


                             Cayman Islands                 Belize                   Bahamas (*)                  Total
                        ------------------------    ------------------------    ----------------------    ------------------------
                            2002          2001          2002          2001          2002        2001          2002          2001
                        ----------    ----------    ----------    ----------    ----------     -------    ----------    ----------
    Water sales ......   2,761,821     2,537,292       325,906       319,912        19,769          --     3,107,496     2,857,204
    Other income .....      79,635       104,435         6,040            --             4          --        85,679       104,435
    Cost of water
       sales..........   1,440,001     1,311,384       196,051       172,005        30,400          --     1,666,452     1,483,389
    Indirect expenses      557,406       608,186        41,375        39,174         1,442          --       600,223       647,360
    Cost of water
       sales and
       indirect expenses
       include:
       Interest ......      20,941        29,367           544            --            --          --        21,485        29,367
       Depreciation ..     251,983       218,453        44,614        39,837        10,948          --       307,545       258,290
    Net income  (loss)     844,049       722,157        94,520       108,733       (12,069)         --       926,500       830,890
    Property Plant
       and Equipment..  17,178,724    15,366,563     1,500,375     1,630,343     1,110,284     834,925    19,789,383    17,831,831

---------------
(*) On December 18, 2000, the Company entered into the agreement with South Bimini International Ltd., and began operations in the Bahamas on July 11, 2001.

4. SHARE CAPITAL

Under the provisions of the Land Holding Companies Share Transfer Tax Law of the Cayman Islands, tax is payable on the transfer of shares in the Company. Prior to becoming quoted on Nasdaq, the Company paid this tax on private share transfers. The Company has never paid tax on transfers of its publicly traded shares. Management believes that the likelihood that Government will seek to collect this tax on transfers of the Company's publicly traded shares is remote. Management, therefore, has not provided for a share transfer tax liability in these financial statements

5. CONTINGENCIES

The license that the Company has with the government of the Cayman Islands (the "Government") requires it to obtain approval from the Government for an issuance or transfer of shares which (a) exceeds 5% of the issued shares of our company, or (b) would, upon registration, result in any shareholder owning more than 5% of the issued share capital of the Company.

By letter dated May 3, 2002, the Government of the Cayman Islands advised the Company that the 5% ownership and transfer restrictions imposed in the Licence will be removed.

                           CONSOLIDATED WATER CO. LTD.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


6. EARNINGS PER SHARE

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

The net income and weighted average number of ordinary shares of common stock and potential ordinary shares figures used in the determination of the basic and diluted earnings per ordinary share of common stock are summarized as follows:

                                                                  THREE MONTHS         THREE MONTHS
                                                                 ENDED MARCH 31,      ENDED MARCH 31,
                                                                      2002                2001
                                                                 ---------------      ---------------
  Net income used in determination of diluted earnings per
  ordinary share of common stock .........................        $   926,500         $   830,890

  Less:
  Dividends paid on non-vested
  redeemable preferred stock .............................             (2,397)             (2,365)

  Earnings attributable to vested
  redeemable preferred stock .............................               (553)             (2,125)
                                                                  -----------         -----------
  Net income available to holders of ordinary shares of
  common stock in the determination of basic earnings per
  ordinary share of common stock .........................        $   923,550         $   826,400
                                                                  ===========         ===========
  Weighted average number of ordinary shares  of common
  stock used in the determination of basic earnings per
  ordinary share of common stock .........................          3,923,209           3,866,921

  Plus:
  Weighted average number of redeemable preferred stock
  outstanding during the year ............................             25,195              33,634

  Potential dilutive effect of unexercised options .......            106,545              76,744
                                                                  -----------         -----------
  Weighted average number of shares
  used for determining diluted earnings
  per ordinary share of common stock .....................          4,054,949           3,977,299
                                                                  ===========         ===========


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO THREE MONTHS ENDED MARCH 31, 2001

WATER SALES AND OTHER INCOME ("TOTAL INCOME")

Total Income increased by 7.8% from $2,961,639 to $3,193,175 for the three months ended March 31, 2001 and 2002, respectively. Total Income is comprised of water sales and other income.

The Cayman operations increased Total Income by $199,729 for the three months ended March 31, 2002, representing 86.3% of the increase.

The Belize operations increased Total Income by $12,034 for the three months ended March 31, 2002, representing 5.2% of the increase.

Finally, the addition of the Bahamas operations as of July 11, 2001 increased Total Income by $19,773 for the three months ended March 31, 2002, representing 8.5% of the increase.

Sales in Cayman are made within our license area to approximately 3,000 customers. All sales in Belize are to one customer, Belize Water Services Ltd., a private company that acquired the assets of Belize Water and Sewerage Authority, which was previously a government statutory corporation. The terms of our contract have not changed as a result of the privatization of Belize Water and Sewerage Authority. Currently in the Bahamas, all sales are to one customer, South Bimini International Ltd. known as Bimini Sands Resort and Marina, which uses water at their hotel, condominiums and full service marina.

The largest changes occurred in the Cayman operations and were the result of the purchase of the Hyatt reverse osmosis seawater conversion plant on February 1, 2002. This plant was previously owned and operated by Cayman Hotel and Golf Inc., a company which owns and operates the Hyatt Hotel and Britannia Golf Course and developed the Britannia condominiums and villas. As a result of this purchase, the Hyatt Hotel and Britannia Golf Course entered into a 25 year water supply agreement, and we also began to supply water to the Britannia condominiums and villas under our customer contracts. When we began supplying water to the hotel, condominiums and villas the existing dispute settlement agreement with Cayman Hotel and Golf Inc. was extinguished.

Total water sales increased by 8.8% from $2,857,204 to $3,107,496 for the three months ended March 31, 2001 and 2002, respectively. The total water sales increase of $250,292 was a result of several factors detailed below.

Our Cayman operation added $224,529 to water sales for the three months ended March 31, 2002, which is 89.7% of the total increase. In January 2002, the automatic inflation adjustment decreased our Cayman Islands water rates for most of our customers by an average of 0.4%. This was offset by an 18.2% increase in the number of US gallons sold over the same period in the prior year. This increase in the number of US gallons sold was the result of supplying water to the Hyatt Hotel which makes up 39.3% of the increase, and the Britannia condominiums and villas which makes up an additional 39.0% of the increase. In addition, bulk sales of $59,257 were made to the Water-Authority (Cayman) to make up temporary shortfalls in their production capacity, which did not occur in the same period as the prior year.

Our Belize operation added $5,994 to water sales for the three months ended March 31, 2002, which is 2.4% of the total increase. This increase was due to both an increase of 0.7% increase in the US gallons sold and the automatic inflation adjustment, which increased our Belize water rates in June 2001 by 0.53%.

Finally, the addition of the Bahamas operations as of July 11, 2001 increased water sales by $19,769 for the three months ended March 31, 2002, representing 7.9% of the increase.

Other income decreased by 18.0% from $104,435 to $85,679 for the three months ended March 31, 2001 and 2002, respectively. This decrease was a result of the February 1, 2002 termination of the dispute settlement agreement with Cayman Hotel and Golf Inc. as discussed above. This decrease was partially offset by small increases in meter rentals, due to increased customers, and interest income on receivables in our Belize operations, due to the temporary delay in payment by Belize Water Services Ltd.

EXPENSES

Cost of water sales increased by 12.3% from $1,483,389 to $1,666,452 for the three months ended March 31, 2001 and 2002, respectively.

Our Cayman operations increased cost of water sales by $128,617 for the three months ended March 31, 2002, representing 70.3% of the increase. Although cost of water sales increased, it increased at a lower rate than our water sales since we benefit from efficiency savings in our water production operation when we produce more water. This increase was mainly due to the costs associated with operations of the new Britannia RO seawater conversion plant which can produce water at a lesser cost than we purchase from OCL at our Governor's Harbour plant.

Our Belize operations increased our cost of sales by $24,046 for the three months ended March 31, 2002, which represents 13.1% of the overall cost of sales increase. This increase resulted from the cost of settling various claims for compensation with our customer in Belize, which were the result of our equipment failures that occurred in August and September 2001, and a minor miscalculation in the annual inflation adjustment formula in our contract. This miscalculation dates back to November 1995 and upon correction reduced our unit rate for water to our customer by $0.09 per 1,000 US gallons. The total cost of the settlement with BWSL is $41,597, of which $12,209 was already accrued at December 31, 2001, and the balance of $29,388 expensed in 2002. These settlement costs were partially offset by late payment interest accrued on receivables, which amounted to $33,812 of which $27,772 was already accrued at December 31, 2001, and the balance of $6,040 accrued in 2002. The remaining $7,785 due to BWSL after offsetting the interest was credited against their April 2002 invoice. Although our Belize operations were not as efficient as our Cayman operations during this same period in respect of our cost of sales per unit of water produced, for the period ended March 31, 2002, our electricity and diesel costs in Belize were $20,821 lower than in the same period in the prior year. This resulted because in 2002 we were able to utilize a more efficient diesel engine instead of an electric motor to power one of our production trains. In early 2001 we experienced a mechanical failure of one of our diesel engines, which caused us to incur additional repair and operational costs. This failure was rectified in late 2001.

Finally, the addition of the Bahamas operations as of July 11, 2001 increased cost of water sales by $30,400 for the three months ended March 31, 2002, representing 16.6% of the increase.

Gross profit margins decreased from 48.1% to 46.4% for the three months ended March 31, 2001 and 2002, respectively.

Gross profit margins for our Cayman operations decreased from 48.3% to 47.9% for the three months ended March 31, 2001 and 2002, respectively. The reasons for this 0.4% decrease are increased insurance costs over the same period in the prior year and increased labour costs due to inflationary wage increases.

Gross profit margins for our Belize operations decreased from 46.2% to 39.8% for the three months ended March 31, 2001 and 2002, respectively. The reason for this 6.4% decrease is related to the settlement costs with Belize Water Services Ltd. as discussed above.

Gross profit margin for our Bahamas operations for the three months ended March 31, 2002 was a negative 53.8%. This was due to low water sales and a relatively higher proportion of fixed costs such as depreciation, which we expected in the early phases of the Bimini Sands Resort development project. Both of these are temporary factors and are not expected to continue in the future. We forecast that the Bahamas operation will generate net income during the first quarter of 2003.

Indirect expenses decreased by 7.3% from $647,360 to $600,223 for the three months ended March 31, 2001 and 2002, respectively.

Our Cayman operations decreased indirect expenses by $50,780 for the three months ended March 31, 2002. This decrease was offset by small increases in both the Belize and Bahamas operations. The greatest decreases in our expenses related to our banking and loan facilities. We are benefiting from low LIBOR interest rates on our term loan and overdraft facilities with Royal Bank of Canada, and because the principal on our European Investment Bank loan reduced because of a payment made on December 21, 2001, we are paying both less interest and lower government guarantee fees in 2002. Additional saving occurred on our communication costs due to a new telecommunications service plan offered by our local provider.

The Belize operations increased indirect expenses by $2,201 for the three months ended March 31, 2002. This was due to increased insurance costs.

Finally, the addition of the Bahamas operations as of July 11, 2001 increased indirect expenses by $1,442 for the three months ended March 31, 2002. These costs relate to the administration of the Bahamas operations.

As a percentage of the Total Income, indirect expenses were at 21.9% and 18.8% for the three months ended March 31, 2001 and 2002, respectively.

NET INCOME

Net income increased by 11.5% from $830,890 to $926,500 for the three months ended March 31, 2001 and 2002, respectively. This increase was due to the several reasons detailed above.

DIVIDENDS

In December 2001, we increased our per share dividend from $0.40 to $0.42 per year, payable on a quarterly basis. We have consistently paid dividends to ordinary shareholders since we began declaring dividends in 1985. Our board of directors has established a policy that we will maintain a dividend pay-out ratio in the range of 50% to 60% of net income. This policy is subject to modification by our board of directors, however, we expect to continue increasing our dividend as our earnings grow.

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

OPERATING ACTIVITIES

Cash from operating activities for the three months ended March 31, 2001 and 2002 was $676,906 and $590,025, respectively. We generated cash through the utilization of our existing plants, equipment and resources in all three segments of the business, minimization of water losses and efficiencies created by a strong management team. The loss in the Bahamas operation for the three months ended March 31, 2002 was $12,069. This investment is long-term and we do not expect to produce a positive cash flow until the second quarter 2002. Currently, we provide water to 54 condominiums, half of a developing marina and a small existing hotel. By the end of 2002, we anticipate that we will be providing water to 30 additional condominiums, and the expanded marina. During the month of March 2002, our Cayman operations sold approximately 19 million US gallons more than in the same month of the previous year. This resulted in the increased receivables for the month of March 2002.

WORKING CAPITAL

At March 31, 2002, we had a working capital surplus of $1,117,975. This surplus relates to the cash we received from our operating activities and the increased Cayman operations receivable due to the sales in the month of March 2002. Currently, 42.0% of our cash is denominated in Belize dollars. Through our Belize government guarantees we are in the process of repatriating United States dollars to the Cayman Islands.

INVESTING ACTIVITIES

Cash used in investing activities during the three months ended March 31, 2001 and 2002 was $446,231 and $1,681,993, respectively. Cash was used in investing activities for expenditures for new property, plant and equipment with the majority associated with the purchase of the RO seawater conversion plant on February 1, 2002. We also continued to expand our water distribution system in the Cayman Islands by constructing pipelines to service new developments within our franchise area. During the same period in 2001, our investing activities consisted of construction costs relating to our new water production and distribution system in Bimini, Bahamas. It also includes expansion costs relating to our water distribution system in the Cayman Islands by constructing pipelines to service several new developments within our franchise area.

FINANCING ACTIVITIES

Cash used in financing activities for the three months ended March 31, 2001 was $150,920, compared to cash provided by of $1,752,815 for the three months ended March 31, 2002. During the three months ended March 31, 2002, our primary financing activity was a draw down of our credit facility for an additional $1,500,000 in order to assist with the financing of the investment of our new RO seawater conversion plant plus the increase in our short-term bank overdraft to assist with US dollar denominated payments of our dividends and supplier invoices. We also had proceeds from an issuance of ordinary shares of common stock due to certain directors exercising certain options. These were offset by the payment of our December 31, 2001 interim quarterly dividend totaling $0.10 per share and a principal payment on one of our term loans. During same period in 2001, the primary financing activity was the payment of our December 31, 2000 interim quarterly dividend totaling $0.10 per share. This was offset by proceeds from an issuance of ordinary shares of common stock due to a director exercising certain options and a net increase in our short-term bank overdraft to cover some of the construction costs of our new water production facilities in Bimini, Bahamas.

MATERIAL COMMITMENTS FOR CAPITAL EXPENDITURES

As at March 31, 2002, we had approximately $120,000 committed for capital expenditures for the construction of pipeline to connect the Britannia plant facility to our distribution network. We intend to finance our pipeline construction project using cash from operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not use derivative financial instruments for speculative trading purposes and as of March 31, 2002 have not been a party to any financial instruments or contracts that expose us to material market risk.

                           PART II - OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

In March 2002, we issued 27,979 ordinary shares of common stock to two of our executive officers pursuant to the exercise of stock options. The aggregate exercise price of the options was $162,835. Also in March 2002, we issued 3,172 ordinary shares of common stock to our Belize managers as a bonus pursuant to the terms of the Belize managers' employment agreement and we also issued 249 ordinary shares of common stock to three of our directors as compensation under the directors share grant plan. The issuances of these shares were exempt from registration under Regulation S promulgated under the Securities Act of 1933 because the shares were offered and sold outside of the United States to non-US persons (as defined in Regulation S) and under Section 4(2) of the Securities Act of 1933 because the individuals receiving the shares are sophisticated investors who have knowledge of all material information about the Company.

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

                                         CONSOLIDATED WATER CO. LTD.


                                         By: /s/  Jeffrey M. Parker
                                         --------------------------------------
                                         Jeffrey M. Parker
                                         Chairman of the board of directors and
                                         Chief Executive Officer

Dated: May 13, 2002