Form 10-Q
period 2002-06-30
CONSOLIDATED WATER CO LTD
filed 2002-08-13
CIK 928340

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transaction period from __________ to __________

Commission File Number: 0-25248

CONSOLIDATED WATER CO. LTD.

(Exact name of Registrant as specified in its charter)

CAYMAN ISLANDS	N/A

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Trafalgar Place, West Bay Road, P.O. Box 1114 GT, Grand Cayman, B.W.I	N/A

(Address of principal executive offices)	(Zip Code)

Registrant’s Telephone number, including area code: (345) 945-4277

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]      No [   ]

As at August 2, 2002, there were 3,981,464 of the registrant’s ordinary shares of common stock, with CI$ 1.00 par value, outstanding.

EXCHANGE RATES

Unless otherwise indicated, all dollar amounts are in United States Dollars and references to “$”, “U.S.”, or “U.S. $” are to United States Dollars.

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

Forward-Looking Statements

This Form 10-Q for Consolidated Water Co. Ltd. (the “Company”) includes statements that may constitute “forward-looking” statements, usually containing the words “believe,” “estimate,” “project,” “intend,” “expect” or similar expressions. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements inherently involve risks and uncertainties that could cause actual results to differ materially from the forward-looking statements. Factors that would cause or contribute to such differences include, but are not limited to, continued acceptance of the Company’s products and services in the marketplace, changes in its relationship with the governments of the jurisdictions in which it operates, the ability to successfully secure contracts for water projects in other countries, the ability to develop and operate such projects profitably, and other risks detailed in the Company’s other periodic report filings with the Securities and Exchange Commission. By making these forward-looking statements, the Company undertakes no obligation to update these statements for revisions or changes after the date of this Form 10-Q.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

CONSOLIDATED WATER CO. LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Expressed in United States Dollars)

	June 30,	December 31,
	2002	2001

	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	1,965,652	516,446
Accounts receivable	1,309,474	1,323,156
Spares inventory	350,076	271,134
Inventory of water	50,043	48,377
Prepaid expenses and other assets	377,465	319,900

Total current assets	4,052,710	2,479,013
Property, plant and equipment	19,767,352	18,414,935
Intangible asset	1,717,326	1,814,780
Investments	12,450	12,450

Total assets	$25,549,838	$22,721,178

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Bank indebtedness	500,000	—
Dividends payable	473,626	499,383
Accounts payable and other liabilities	815,743	1,087,470
Stock compensation liability	106,112	210,324
Current portion of long term debt	511,670	355,840

Total current liabilities	2,407,151	2,153,017
Long term debt	2,331,504	1,213,804
Security deposit	102,763	52,763
Advances in aid of construction	35,387	37,494

Total liabilities	4,876,805	3,457,078

Stockholders’ equity
Common stock	4,777,759	4,704,077
Additional paid-in capital	7,327,112	6,896,753
Vested redeemable preferred stock	13,051	2,841
Non-vested redeemable preferred stock	20,337	27,393
Retained earnings	8,534,774	7,633,036

Total stockholders’ equity	20,673,033	19,264,100

Total liabilities and stockholders’ equity	$25,549,838	$22,721,178

The accompanying information and notes are an
integral part of these condensed consolidated financial statements

CONSOLIDATED WATER CO. LTD.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

(Expressed in United States Dollars)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Water sales	3,234,023	3,000,866	6,341,520	5,858,071
Cost of water sales	(1,797,134)	(1,614,969)	(3,463,586)	(3,098,358)

Gross profit	1,436,889	1,385,897	2,877,934	2,759,713

Indirect expenses	(689,034)	(614,468)	(1,289,257)	(1,261,828)

Income from operations	747,855	771,429	1,588,677	1,497,885

Other income:
Interest income	—	782	6,040	812
Other income	63,404	103,121	143,043	207,525

	63,404	103,903	149,083	208,337

Net income	$811,259	$875,332	$1,737,760	$1,706,222

Basic earnings per share (Note 6)	$0.20	$0.22	$0.44	$0.44

Diluted earnings per common share (Note 6)	$0.20	$0.22	$0.43	$0.43

Dividends declared per share	$0.105	$0.10	$0.21	$0.20

Weighted average number of common shares used in the determination of:
Basic earnings per share (Note 6)	3,978,827	3,879,646	3,951,172	3,871,343

Diluted earnings per share (Note 6)	4,097,902	3,993,668	4,077,390	3,978,420

The accompanying information and notes are an
integral part of these condensed consolidated financial statements.

CONSOLIDATED WATER CO. LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(Expressed in United States Dollars)

	Six Months	Six Months
	Ended June 30,	Ended June 30,
	2002	2001

Net cash flows provided by operating activities	2,145,823	2,081,449

Cash flows provided by (used in) investing activities
Purchase of property, plant and equipment	(1,978,141)	(1,167,588)
Purchase of investments	—	(12,450)
Proceeds from sale of equipment	—	4,200

Net cash used in investing activities	(1,978,141)	(1,175,838)

Cash flows provided by (used in) financing activities
Net proceeds from issuance of common stock	347,855	50,000
Repurchase of redeemable preferred stock	(3,841)	—
Drawdown of new credit facility	1,500,000	500,000
Principal payments of long term debt	(226,470)	(108,213)
Dividends paid	(836,020)	(781,352)
Drawdown (repayment) of bank indebtedness	500,000	(263,945)

Net cash provided by (used in) financing activities	1,281,524	(603,510)

Net increase in cash and cash equivalents	1,449,206	302,101
Cash and cash equivalents at beginning of period	516,446	250,837

Cash and cash equivalents at end of period	$1,965,652	$552,938

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

1. Principal Activity and Status

Consolidated Water Co. Ltd. (the “Company”) and its wholly-owned subsidiaries (together the “Group”) use reverse osmosis technology to produce fresh water from seawater. The Group processes and supplies water to its customers in Grand Cayman, Cayman Islands; Ambergris Caye, Belize; and South Bimini, Bahamas. The Company’s exclusive license in Grand Cayman allows it to process and supply water in certain areas of Grand Cayman for a period of twenty years from July 11, 1990 in addition to having a right of first refusal on the extension or renewal thereof. The Group also has a contract with Belize Water Services Ltd. (“BWSL”) of Belize, formally known as Water and Sewerage Authority of Belize, to supply water to BWSL in Ambergris Caye expiring in 2011. At the expiry of the contract, BWSL may at its option extend the term of the agreement or purchase the plant outright. In addition, on July 11, 2001 the Company commenced supplying water under a ten year agreement to South Bimini International Ltd., a Bahamian company that owns and operates resort properties on South Bimini Island, Bahamas. The base price of water supplied by the Group, and adjustments thereto, are determined by the terms of the license and contracts, which provides for adjustments based upon the movement in the government price indices specified in the license and contracts respectively, as well as monthly adjustments for changes in the cost of energy.

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

3. Segment Information

Under FAS 131 `Disclosure about Segments of an Enterprise and Related Information’ the supply of water to Cayman Islands, Belize and Bahamas are considered by management as separate business segments. The basis of measurement of segment information is the same as that adopted for the condensed financial statements.

CONSOLIDATED WATER CO. LTD.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3. Segment Information (Continued)

As at June 30 and for the three months then ended

	Cayman Islands		Belize		Bahamas (*)		Total

	2002	2001	2002	2001	2002	2001	2002	2001

Water sales	2,810,369	2,653,148	394,801	347,718	28,853	—	3,234,023	3,000,866
Other income (expenses)	66,029	103,121	(2,625)	782	—	—	63,404	103,903
Cost of water sales	1,550,201	1,429,646	205,265	185,323	41,668	—	1,797,134	1,614,969
Indirect expenses	634,088	574,558	50,465	39,910	4,481	—	689,034	614,468
Net income (loss)	692,108	752,066	136,447	123,266	(17,296)	—	811,259	875,332
Property, plant and equipment	17,184,613	15,509,221	1,467,726	1,593,680	1,115,013	1,173,849	19,767,352	18,276,750

As at June 30 and for the six months then ended

	Cayman Islands		Belize		Bahamas (*)		Total

	2002	2001	2002	2001	2002	2001	2002	2001

Water sales	5,572,190	5,190,441	720,708	667,630	48,622	—	6,341,520	5,858,071
Other income	145,664	207,555	3,415	782	4	—	149,083	208,337
Cost of water sales	2,990,202	2,741,030	401,316	357,328	72,068	—	3,463,586	3,098,358
Indirect expenses	1,191,495	1,182,743	91,839	79,085	5,923	—	1,289,257	1,261,828
Net income (loss)	1,536,157	1,474,223	230,967	231,999	(29,364)	—	1,737,760	1,706,222
Property, plant and equipment	17,184,613	15,509,221	1,467,726	1,593,680	1,115,013	1,173,849	19,767,352	18,276,750

(*) On December 18, 2000, the Company entered into the agreement with South Bimini International Ltd., and began operations in the Bahamas on July 11, 2001.

CONSOLIDATED WATER CO. LTD.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

4. Contingencies

The license that the Company has with the government of the Cayman Islands (the “Government”) requires it to obtain approval from the Government for an issuance or transfer of shares which (a) exceeds 5% of the issued shares of our company, or (b) would, upon registration, result in any shareholder owning more than 5% of the issued share capital of the Company.

By letter dated May 3, 2002, the Government of the Cayman Islands advised the Company that the 5% ownership and transfer restrictions imposed in the Licence will be removed.

Under the provisions of the Land Holding Companies Share Transfer Tax Law of the Cayman Islands, tax is payable on the transfer of shares in the Company. Prior to becoming quoted on Nasdaq, the Company paid this tax on private share transfers. The Company has never paid tax on transfers of its publicly traded shares. Management believes that the likelihood that Government will seek to collect this tax on transfers of the Company’s publicly traded shares is remote. Management, therefore, has not provided for a share transfer tax liability in these financial statements.

5. Impact of Recent Accounting Pronouncements

During the three months ended June 30, 2002, the Financial Accounting Standards Board issued two standards. A summary of these standards is given below:

Statement of Financial Accounting Standard No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB No. 14, and Technical Corrections” (FAS 145) rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, and amends FASB Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. This Statement also rescinds FASB Statement No. 44, Accounting for Intangible Assets of Motor Carriers and amends FASB Statement No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. It requires that gains and losses from extinguishments of debt should be classified as extraordinary items only if they meet the criteria in Option 30 and under Statement 13 those lease modifications are accounted for in the same manner as sale-leaseback transactions. At this time, the Company does not believe the adoption of the Standard will have an impact on its financial position or results of operations.

Statement of Financial Accounting Standard No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (FAS 146) addresses financial accounting and reporting for costs associated with exit or disposal activities. It requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. FAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. Although the Company has no pending exit or disposal activities that would be affected by this statement, the requirements of this statement will be considered in any exit or disposal activities contemplated in the future.

CONSOLIDATED WATER CO. LTD.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

6. Earnings Per Share

Basic earnings per share is calculated by dividing the net profit attributable to stockholders by the weighted average number of ordinary shares of common stock in issue during the relevant period.

The net income and weighted average number of ordinary shares of common stock and potential ordinary shares figures used in the determination of the basic and diluted earnings per ordinary share of common stock are summarized as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Net income used in determination of diluted earnings per ordinary share of common stock	$811,259	$875,332	$1,737,760	$1,706,222
Less:
Dividends paid on non-vested redeemable preferred stock	(1,780)	(2,365)	(3,559)	(4,730)
Earnings attributable to vested redeemable preferred stock	(2,205)	(2,239)	(4,724)	(4,365)

Net income available to holders of ordinary shares of common stock in the determination of basic earnings per ordinary share of common stock	$807,274	$870,728	$1,729,477	$1,697,127

Weighted average number of ordinary shares of common stock in the determination of basic earnings per ordinary share of common stock	3,978,827	3,879,646	3,951,172	3,871,343
Plus:
Weighted average number of redeemable preferred stock outstanding during the year	25,195	33,634	25,195	33,634
Potential dilutive effect of unexercised options	93,880	80,388	101,023	73,443

Weighted average number of shares used for determining diluted earnings per ordinary share of common stock	4,097,902	3,993,668	4,077,390	3,978,420

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Three and Six Months Ended June 30, 2002 Compared to Three and Six Months Ended June 30, 2001

Water Sales and Other Income (“Total Income”)

Total Income increased by 6.2% from $3,104,769 to $3,297,427 for the three months ended June 30, 2001 and 2002, respectively, and by 7.0% from $6,066,408 to $6,490,603 for the six months ended June 30, 2001 and 2002, respectively. Total Income is comprised of water sales and other income.

The Cayman operations increased Total Income by $120,129 for the three months ended June 30, 2002, representing 62.4% of the increase, and by $319,858 for the six months ended June 30, 2002, representing 75.4% of the increase.

The Belize operations increased Total Income by $43,676 for the three months ended June 30, 2002, representing 22.7% of the increase, and by $55,711 for the six months ended June 30, 2002, representing 13.1% of the increase.

Finally, the addition of the Bahamas operations as of July 11, 2001 increased Total Income by $28,853 for the three months ended June 30, 2002 representing 14.9% of the increase, and by $48,626 for the six months ended June 30, 2002, representing 11.5% of the increase.

Sales in Cayman are made within our license area to approximately 3,300 customers. All sales in Belize are to one customer, Belize Water Services Ltd., a private company that acquired the assets of Belize Water and Sewerage Authority, which was previously a government statutory corporation. The terms of our contract have not changed as a result of the privatization of Belize Water and Sewerage Authority. Currently in the Bahamas, all sales are to one customer, South Bimini International Ltd. known as Bimini Sands Resort and Marina, which uses water at their hotel, condominiums and full service marina.

The largest change to income occurred in the Cayman operations and resulted from the purchase of the Britannia reverse osmosis seawater conversion plant on February 1, 2002. This plant was previously owned and operated by Cayman Hotel and Golf Inc., a company which owns and operates the Hyatt Hotel and Britannia Golf Course and developed the Britannia condominiums and villas. In conjunction with our purchase of the Britannia plant, the Hyatt Hotel and Britannia Golf Course entered into a 25 year water supply agreement, and we also began to supply water to the Britannia condominiums and villas under our standard customer contracts. When we began supplying water to the hotel, condominiums and villas, the existing dispute settlement agreement with Cayman Hotel and Golf Inc. was terminated.

Total water sales increased by 7.8% from $3,000,866 to $3,234,023 for the three months ended June 30, 2001 and 2002, respectively, and by 8.3% from $5,858,071 to $6,341,520 for the six months ended June 30, 2001 and 2002, respectively. Total water sales increased as a result of several factors detailed below.

Our Cayman operation added $157,221 to water sales for the three months ended June 30, 2002, which is 67.4% of the total increase, and $381,749 for the six months ended June 30, 2002, which is 79.0% of the total increase for that period. In January 2002, the automatic inflation adjustment decreased our Cayman Islands water rates for most of our customers by an average of 0.4%. This was offset by a 12.4% and 15.2% increase in the number of US gallons sold for the three months ended June 30, 2002 and the six months ended June 30, 2002, respectively, over the same periods in the prior year. In spite of a 25% reduction in tourist air arrivals to the Cayman Islands during the three month period ending June 30, 2002 when compared to the same period in 2001, because the Cayman Islands tourist industry has not yet fully recovered from the tragic events in New York last year, our water sales to customers other than the Hyatt Hotel and Britannia Golf Course were essentially flat. Therefore the increase in our Cayman operations water sales was the result of supplying water to the Hyatt Hotel and the Britannia condominiums and villas.

Our Belize operation added $47,083 to water sales for the three months ended June 30, 2002, which is 20.2% of the total increase, and $53,078 for the six months ended June 30, 2002, which is 11.0% of the total increase for that period. In June 2002, the automatic inflation adjustment decreased our Belize water rates by an average of 0.08%. This was offset by a 13.9% and 7.5% increase in the number of US gallons sold for the three months ended June 30, 2002 and the six months ended June 30, 2002, respectively, over the same periods in the prior year.

Finally, the addition of the Bahamas operations as of July 11, 2001 increased water sales by $28,853 for the three months ended June 30, 2002, which is 12.4% of the total increase, and $48,622 for the six months ended June 30, 2002, representing 10.0% of the total increase for the period.

Other income decreased by 39.0% from $103,903 to $63,404 for the three months ended June 30, 2001 and 2002, respectively, and decreased 28.4% from $208,337 to $149,083 for the six months ended June 30, 2001 and 2002, respectively. These decreases were a result of the February 1, 2002 termination of the dispute settlement agreement with Cayman Hotel and Golf Inc. as discussed above. These decreases were partially offset by small increases in meter rental fees, due to additional customers, and reconnection fees, and interest income on receivables in our Belize operations. Although we had experienced delays in receipt of invoice payments from Belize Water Services Ltd., their account is now current, and they are not now accruing interest on any unpaid balance.

Expenses

Cost of water sales increased by 11.3% from $1,614,969 to $1,797,134 for the three months ended June 30, 2001 and 2002, respectively, and by 11.8% from $3,098,358 to $3,463,586 for the six months ended June 30, 2001 and 2002, respectively.

Our Cayman operations increased cost of water sales by $120,555 for the three months ended June 30, 2002, representing 66.2% of the increase, and by $249,172 for the six months ended June 30, 2002, representing 68.2% of the increase. The cost of water sales for the Britannia plant for the three and six months ended June 30, 2002 increased our Cayman operation cost of water sales by $216,515 and $325,556, respectively. This was a result of costs incurred to operate the Britannia plant, which we acquired on February 1, 2002. These costs included salaries and benefits for additional staff, equipment maintenance costs, electricity and chemicals, which will continue forward now that we operate the Britannia plant. Higher insurance costs also increased cost of water sales. For the three months ended June 30, 2002 insurance costs were $13,891 higher than in the same period in the prior year, and for the six months ending June 30, 2002 were $22,554 higher than the same period in the prior year. This was due to higher premiums from our insurance provider, and additional insurance which we purchased for the Britannia plant and to insure the full replacement value of all our reverse osmosis desalination plants. Some of this increase was offset by a three and six months ended June 30, 2002 decrease of $64,898 and $108,893, respectively in water purchase costs, which decreased because we took less water from Ocean Conversion (Cayman) Ltd. after the Britannia plant was purchased. Our cost of water sales increased at a higher rate than our water sales because we sell water to the Hyatt Hotel and Britannia Golf Course at a lower rate than our standard commercial rate to customers in the Cayman Islands, which decreased our profit margin on our Cayman sales as discussed below. Our energy recovery charges to our customers decreased $42,939 or 11.1% when comparing the six months ended June 30, 2001 and 2002 because the cost of electricity for our Cayman operations decreased by 6.38% over the same periods.

Our Belize operation increased cost of water sales by $19,942 for the three months ended June 30, 2002 representing 10.9% of the increase, and by $43,988 for the six months ended June 30, 2002 representing 12.0% of the increase. For the three months ended June 30, 2002 our Belize operation was more efficient than during the same period in 2001 in respect of our cost of sales per unit of water produced. For the three and six months ended June 30, 2002, our combined electricity and diesel fuel costs in Belize were, respectively $24,933 and $45,754 lower than in the same periods in the prior year. This resulted because in 2002 we were able to utilize a more efficient diesel engine instead of an electric motor to power one of our production trains. In early 2001 we experienced a mechanical failure of one of our diesel engines, which caused us to incur additional repair and operational costs. This failure was rectified in late 2001. In June 2002 we were also in the process of rebuilding one of our diesel engines which resulted in costs of approximately $18,000 and we expect to rebuild a second engine by the end of August 2002, both in accordance to the engine manufacturer’s preventative maintenance recommendations. As of this date we have completed work on one engine, which is back in service, and expect to complete work on the second engine before the end of August. For the six months ended June 30, 2002 our Belize cost of water sales increased, in part, because in March 2002 we settled various claims for compensation made by our customer in Belize. These claims were the result of our equipment failures that occurred in August and September 2001, and a minor miscalculation in the annual inflation adjustment formula in our contract. This miscalculation dates back to November 1995, which was prior to our acquisition of Belize Water Limited, and upon correction reduced our unit rate for water to our customer by $0.09 per 1,000 US gallons. The total cost of the settlement with BWSL is $41,597, of which $12,209 was already accrued at December 31, 2001, and the balance of $29,388 expensed in 2002. These settlement costs were partially offset by late payment interest accrued on receivables, which amounted to $33,812 of which $27,772 was already accrued at December 31, 2001, and the balance of $6,040 accrued in 2002. The remaining $7,785 due to BWSL after offsetting the interest was credited against their April 2002 invoice.

Finally, the addition of the Bahamas operations as of July 11, 2001 increased cost of water sales by $41,668 for the three month period ended June 30, 2002, which is 22.9% of the increase and by $72,068 for the six month period ended June 30, 2002, representing 19.8% of the increase.

Gross profit margins decreased from 46.2% to 44.4% for the three months ended June 30, 2001 and 2002, respectively, and decreased from 47.1% to 45.4% for the six months ended June 30, 2001 and 2002, respectively.

Gross profit margins for our Cayman operations decreased from 46.1% to 44.8% for the three months ended June 30, 2001 and 2002, respectively, and decreased from 47.2% to 46.3% for the six months ended June 30, 2001 and 2002 respectively. The primary reasons for these decreases are (i) that approximately two thirds of the water produced by our Britannia plant was sold to the Hyatt Hotel and Britannia Golf Course at $8.50 per 1,000 US gallons, which is lower than our standard commercial water rate of $22.38 per 1,000 US gallons for our Cayman service area, and (ii) although our cost of producing water at our Britannia plant is lower than our cost of purchasing water from Ocean Conversion (Cayman) Ltd., because of our essentially flat demand growth for water from our customers other than the Hyatt Hotel and Britannia Golf Course, and the necessity to maintain the purchase of minimum water quantities of water from Ocean Conversion (Cayman) Ltd., we were not able to produce higher volumes of water at the Britannia plant for sale at higher gross margins.

Gross profit margins for our Belize operations increased from 46.7% to 48.0% for the three months ended June 30, 2001 and 2002, respectively, and decreased from 46.5% to 44.3% for the six months ended June 30, 2001 and 2002 respectively. The reason for this 1.3% increase and 2.2% decrease is related to the increased efficiencies with the diesel engines and the settlement costs with Belize Water Services Ltd. as discussed above.

Gross profit margin for our Bahamas operations was a negative 44.4% for the three months ended June 30, 2002 and a negative 48.2% for the six months ended June 30, 2002. This was due to low water sales and a relatively higher proportion of fixed costs such as depreciation, which we expected in the early phases of the Bimini Sands Resort development project. Both of these are temporary factors and are not expected to continue in the future. We forecast that the Bahamas operation will generate net income during the first quarter of 2003.

Indirect expenses increased by 12.1% from $614,468 to $689,034 for the three months ended June 30, 2001 and 2002, respectively, and by 2.2% from $1,261,828 to $1,289,257 for the six months ended June 30, 2001 and 2002, respectively.

Our Cayman operations increased indirect expenses by $59,530 for the three months ended June 30, 2002, representing 79.8% of the increase and by $8,752 for the six months ended June 30, 2002, representing 31.9% of the increase. The reason for this difference between the two periods is that during the three months ended March 31, 2002 we had a decrease in indirect expenses resulting from a decrease in expenses related to our banking and loan facilities. We are still benefiting from those reduced expenses. However in the three months ended June 30, 2002 we accrued $49,304 for unbudgeted professional fees relating to our 2001 financial audit and Form 10-K review, which were paid in July 2002, and we had increases in insurance costs of $13,866 due to increased premiums on both our commercial and directors and officers insurance. Also during the three months ended June 30, 2002, we had additional fees relating to the printing and mailing of our financial information, including our annual report and proxy statement, as a result of increased demand for these documents.

Our Belize operations increased indirect expenses by $10,555 for the three months ended June 30, 2002, representing 12.2% of the increase and by $12,754 for the six months ended June 30, 2002, representing 32.4% of the increase. During the three months ended June 30, 2002 we repatriated $300,000 to the Cayman Islands. This resulted in an exchange loss of $2,625, a government fee of $3,750 and bank charges of $3,026. During the six months ended June 30, 2002 increased insurance costs due to increased premiums of $5,587 make up 43.8% of this increase.

Finally, the addition of the Bahamas operations as of July 11, 2001 increased indirect expenses by $4,481 for the three months ended June 30, 2002, representing 5.2% of the increase and by $5,923 for the six month ended June 30, 2002, representing 15.0% of the increase. These costs relate to the administration of the Bahamas operations.

As a percentage of the Total Income, indirect expenses were at 19.8% and 20.9% for the three months ended June 30, 2001 and 2002, respectively, and at 20.8% and 19.9% for the six months ended June 30, 2001 and 2002, respectively.

Net Income

Net income decreased by 7.3% from $875,332 to $811,259 for the three months ended June 30, 2001 and 2002, respectively, and increased by 1.8% from $1,706,222 to $1,737,760 for the six months ended June 30, 2001 and 2002, respectively. These changes were due to higher insurance costs, lower margins on our water sales to the Hyatt Hotel and Britannia Golf Course, and higher indirect expenses due to increased audit fees as discussed in the preceding sections.

Dividends

In December 2001, we increased our per share dividend from $0.40 to $0.42 per year, payable on a quarterly basis. On April 30, 2002 we paid a dividend of $0.105 to shareholders of record on March 31, 2002 and on July 31, 2002 we paid a dividend of $0.105 to shareholders of record on June 30, 2002. We have consistently paid dividends to record owners of our ordinary shares of common stock and redeemable preferred stock since we began declaring dividends in 1985. Our board of directors has established a policy that we will maintain a dividend pay-out ratio in the range of 50% to 60% of net income. This policy is subject to modification by our board of directors, however, we expect to continue increasing our dividend as our earnings grow.

Liquidity and Capital Resources

Overview

We generate cash primarily from our operations in the Cayman Islands, Belize and Bahamas, and to a lesser extent from the sale of our shares, and through our loans and facilities obtained from two banks. Cash flow is impacted by operating and maintenance expenses, the timeliness and adequacy of rate increases (excluding automatic adjustments to our rates for inflation and electricity costs), and various factors affecting tourism in the Cayman Islands, Belize and Bahamas, such as weather conditions and the economy. We use cash to fund our operations in the Cayman Islands, Belize and Bahamas, fund capital projects, to make payments under our operating agreement with Ocean Conversion (Cayman) Ltd., a Cayman Islands company which operates our Governor’s Harbour plant, to expand our infrastructure, to pay dividends, to repay principal on our loans, to repurchase our shares when appropriate and to take advantage of new investment opportunities which expand our operations.

Operating Activities

Cash from operating activities for the six months ended June 30, 2001 and 2002 was $2,081,499 and $2,145,823, respectively. We generated cash through the utilization of our existing plants, equipment and resources in all three segments of the business, minimization of water losses and efficiencies created by a strong management team. The loss in the Bahamas operation for the six months ended June 30, 2002 was $29,364. During May 2002 our Bahamas operation generated positive cash flow for the first time. However, in June 2002, we were again below breakeven cash flow due to legal costs associated with general advice given during the year. This investment is long-term and we expect to produce consistent positive cash flows starting in the third quarter 2002. Currently, we provide water to 54 condominiums, half of a developing 150-slip marina and a 40 room hotel. By the end of 2002, we anticipate that we will be providing water to 18 additional condominiums.

Working Capital

At June 30, 2002, we had a working capital surplus of $1,645,559. This surplus relates to the cash we received from our operating activities, drawdown of bank indebtedness and the collection of our receivables. Currently, 26.2% of our cash is denominated in Belize dollars. We are in the process of repatriating additional United States dollars to the Cayman Islands, and in June we repatriated $300,000 from Belize.

Investing Activities

Cash used in investing activities during the six months ended June 30, 2001 and 2002 was $1,175,838 and $1,978,141, respectively. Cash was used in investing activities for expenditures for new property, plant and equipment with the majority associated with the purchase of the RO seawater conversion plant on February 1, 2002. We also continued to expand our water distribution system in the Cayman Islands by constructing pipelines to service new developments within our franchise area. During the same period in 2001, our investing activities consisted of construction costs relating to our new water production and distribution system in Bimini, Bahamas. It also includes expansion costs relating to our water distribution system in the Cayman Islands by constructing pipelines to service several new developments within our franchise area.

Financing Activities

Cash used in financing activities for the six months ended June 30, 2001 was $603,510, compared to cash provided by financing activities of $1,281,524 for the six months ended June 30, 2002. During the six months ended June 30, 2002, our primary financing activity was a draw down of our credit facility for an additional $1,500,000 in order to finance the investment in the Britannia RO seawater conversion plant, plus an increase in our short-term bank overdraft to assist with US dollar denominated payments of our dividends and supplier invoices. We also had proceeds from an issuance of ordinary shares of common stock due to certain directors and officers exercising stock options. These were offset by the payment of our December 31, 2001 interim quarterly dividend totaling $0.10 per share and our March 31, 2002 interim quarterly dividend totaling $0.105 per share and principal payments on our term loans. During the same period in 2001, the primary financing activity was the payment of our December 31, 2000 interim quarterly dividend totaling $0.10 per share and our March 31, 2001 interim quarterly dividend totaling $0.10 per share. This was offset by proceeds from an issuance of ordinary shares of common stock due to a director exercising certain options and a net increase in our short-term bank overdraft to cover some of the construction costs of our new water production facilities in Bimini, Bahamas.

On September 21, 2001, the Company reactivated its stock repurchase program, which was originally approved by the Board of Directors in October 1998, and may repurchase up to 10% of the outstanding ordinary shares of common stock in the open market and in private negotiated transactions. Depending upon market conditions and other factors, purchases under this program may be commenced or suspended at any time. No shares were repurchased during both the three months ended June 30, 2002 and the three months ended June 30, 2001.

Material Commitments for Capital Expenditures

As at June 30, 2002, we had approximately $50,000 committed for capital expenditures for the completion of water distribution pipeline to connect the Britannia plant facility to our distribution network. We intend to finance our pipeline construction project using cash from operations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Credit Risk:

Our exposure to credit risk is mainly from our Belize customer whom is billed on a monthly basis approximately $120,000 and as at June 30, 2002 had a receivable balance of $130,618 which has been subsequently paid.

Interest Rate Risk:

The interest rates and terms of the Company’s loans are presented in Note 8 of the financial statements filed in our 2001 Form 10-K. Since that filing we have drawn down our Royal Bank of Canada term loan by $1,500,000 to finance the purchase of the Britannia plant, bearing interest at LIBOR plus 1.5%, repayable monthly.

Foreign Exchange Risk:

All of our foreign currencies have fixed exchanged rates to the U.S. dollar as detailed under the exchange rate section described earlier.

PART II — OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

In April 2002, the Company issued 30,000 ordinary shares of its common stock to one of its directors who is also an executive officer, pursuant to the exercise of a stock option. The aggregate exercise price of the option was $180,000. The issuance of the shares was exempt from registration under Section 4(2) of the Securities Act of 1933 because the executive officer is a sophisticated investor who has knowledge of all material information about the Company.

As consideration for their services to the Company, on June 6, 2002, the Company granted to 14 of its employees located in the Cayman Islands an aggregate of 2,713 shares of redeemable preferred stock (“Preferred Stock”) of which 2 of these employees purchased an additional 617 shares at $8.14 per share. In addition, the Company issued to 9 of its employees options to purchase an additional 13,695 ordinary shares of common stock having an exercise price of $14.69 per share. The securities issued to the employees were exempt from registration under Regulation S promulgated under the Securities Act of 1933 because the shares were offered and sold outside of the United States to non-US persons, as defined in Regulation S.

If an employee remains employed by the Company for at least four years, or a person or affiliated group of persons acquires 30% or more of the Company’s ordinary shares of common stock, the Company is obligated to exchange the Preferred Stock (whether or not the Preferred Stock has been held for four years) for the same number of ordinary shares of common stock. The Company is also obligated to exchange the Preferred Stock for an equal number of ordinary shares of common stock if an employee’s employment with the Company or any of its affiliates terminates by reason of the employee’s death, permanent disability or the employee reaches the age of 65 years. However, if an employee’s employment with the Company or any of its affiliates terminates for any other reason, the Company may at any time up to and including the first anniversary of such termination, redeem the employee’s Preferred Stock for cash equal to 75% of the average of the closing market price for the Company’s ordinary shares of common stock on each of the first seven trading days in the month of October of the year in which such Preferred Stock was issued to the employee.

The options to purchase ordinary shares of common stock which were issued to the employees as discussed above vest on June 30, 2006 and expire one month thereafter. However, an option may be exercised by an employee at any time during the period commencing on the earliest of the date of death of the employee, the date on which the employment of the employee is terminated as a result of permanent disability, the date on which the employee retires having reached the age of 65 years or the fourth anniversary of the grant date.

Item 4. Submission of Matters to a Vote of Security Holders

     (a)  The Annual Meeting of the Company’s shareholders was held on May 22, 2002. Of the 3,976,464 shares of common stock outstanding on the record date of March 31, 2002 a total of 3,354,975 shares were represented in person or by proxy.

     (b)  (i) The following Directors were re-elected effective May 22, 2002

	Votes Cast

	For	Withheld Authority

Carson K. Ebanks, JP	3,317,742	37,233
Richard L. Finlay	3,317,742	37,233
Clarence B. Flowers, Jr.	3,317,742	37,233
Frederick W. McTaggart	3,317,742	37,233
Jeffrey M. Parker	3,317,742	37,233

     (ii)  The following Directors were not up for reelection at the Annual Meeting and their terms of office as a Director continued after the Annual Meeting:

Wilmer Pergande
Peter D. Ribbins
Raymond Whittaker
J. Bruce Bugg, Jr.
Brian E. Butler
Steven A. Carr

     (c)  The vote to approve grant of option to J. Bruce Bugg, Jr. in consideration for the services he provided to the Company in connection with the negotiation and purchase of the Britannia reverse osmosis seawater conversion plant was 2,933,039 for, 387,978 against and 33,958 abstain.

     (d)  The vote to approve PricewaterhouseCoopers as Independent Accountants for the year 2002 at a fee to be agreed by the Directors was 3,328,553 for, 21,421 against and 5,001 abstain.

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits

None

     (b)  Reports on Form 8-K

     On July 5, 2002, the Company filed a Form 8-K with respect to Item 4 thereof, Changes in Registrant’s Certifying Accountant, concerning the dismissal of PricewaterhouseCoopers effective June 27, 2002.

     On July 10, 2002, the Company filed a Form 8-K with respect to Item 4 thereof, Changes in Registrant’s Certifying Accountant, concerning the appointment of KPMG as the Company’s auditors effective July 9, 2002.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONSOLIDATED WATER CO. LTD

By: /s/ Jeffrey M. Parker

Jeffrey M. Parker Chairman of the Board of Directors and Chief Executive Officer
Dated: August 13, 2002