Form 10-Q
period 2002-09-30
CONSOLIDATED WATER CO LTD
filed 2002-11-14
CIK 928340

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transaction period from ______________ to ______________

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

      Yes [X] No [  ]

As at September 30, 2002, there were 3,987,363 of the registrant’s ordinary shares of common stock, with CI$ 1.00 par value, outstanding.

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

Section	Description	Page

PART I	FINANCIAL INFORMATION
Item 1	Financial Statements
	Condensed Consolidated Balance Sheets as at September 30, 2002
	and December 31, 2001	1
	Condensed Consolidated Statements of Income for each of the
	Three and Nine months ended September 30, 2002 and 2001	2
	Condensed Consolidated Statements of Cash Flows for each of the
	Nine months ended September 30, 2002 and 2001	3
	Notes to Condensed Consolidated Financial Statements	4
Item 2	Management's Discussions and Analysis of Financial Condition
	and Results of Operations	8
Item 3	Quantitative and Qualitative Disclosures about Market Risk	14
Item 4	Controls and Procedures	15
PART II	OTHER INFORMATION
Item 2	Changes in Securities and Use of Proceeds	15
Item 5	Other Information	15
Item 6	Exhibits and Reports on Form 8-K	18
SIGNATURE		19
CERTIFICATION	Section 302 Certifications	20

Forward-Looking Statements

This Form 10-Q for Consolidated Water Co. Ltd. (the “Company”) includes statements that may constitute “forward-looking” statements, usually containing the words “believe,” “estimate,” “project,” “intend,” “expect” or similar expressions. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements inherently involve risks and uncertainties that could cause actual results to differ materially from the forward-looking statements. Factors that would cause or contribute to such differences include, but are not limited to, completion of the transactions described in this Form 10-Q as well as the financing required therefore, the ability to secure replacement financing, the terms of the financing, the ability of the Company to repay the debt incurred to complete the transactions described in this Form 10-Q, continued acceptance of the Company’s products and services in the marketplace, changes in its relationship with the governments of the jurisdictions in which it operates, the ability to successfully secure contracts for water projects in other countries, the ability to develop and operate such projects profitably, and other risks detailed in the Company’s other periodic report filings with the Securities and Exchange Commission. By making these forward-looking statements, the Company undertakes no obligation to update these statements for revisions or changes after the date of this Form 10-Q.

PART I — FINANCIAL INFORMATION

Item  1.   Financial Statements

CONSOLIDATED WATER CO. LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Expressed in United States Dollars)

	September 30,	December 31,

	2002	2001

	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	1,883,113	516,446
Accounts receivable	1,161,080	1,323,156
Spares inventory	386,612	271,134
Inventory of water	56,422	48,377
Prepaid expenses and other assets	285,993	319,900
Deferred expenditures	595,815	—

Total current assets	4,369,035	2,479,013
Property, plant and equipment	19,505,106	18,414,935
Intangible asset	1,668,599	1,814,780
Investments	12,450	12,450

Total assets	$25,555,190	$22,721,178

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Dividends payable	490,337	499,383
Accounts payable and other liabilities	1,157,575	1,087,470
Stock compensation liability	139,380	210,324
Current portion of long term debt	511,670	355,840

Total current liabilities	2,298,962	2,153,017
Long term debt	2,294,004	1,213,804
Security deposit	102,763	52,763
Advances in aid of construction	35,275	37,494

Total liabilities	4,731,004	3,457,078

Stockholders’ equity
Common stock	4,784,836	4,704,077
Additional paid-in capital	7,296,865	6,896,753
Vested redeemable preferred stock	3,351	2,841
Non-vested redeemable preferred stock	20,337	27,393
Retained earnings	8,718,797	7,633,036

Total stockholders’ equity	20,824,186	19,264,100

Total liabilities and stockholders’ equity	$25,555,190	$22,721,178

The accompanying information and notes are an
integral part of these condensed consolidated financial statements.

CONSOLIDATED WATER CO. LTD.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

(Expressed in United States Dollars)

	Three Months Ended		Nine Months Ended

	September 30,		September 30,

	2002	2001	2002	2001

Water sales	2,854,206	2,648,336	9,195,725	8,506,406
Cost of water sales	(1,713,947)	(1,524,293)	(5,177,533)	(4,622,651)

Gross profit	1,140,259	1,124,043	4,018,192	3,883,755

Indirect expenses	(600,465)	(611,996)	(1,889,722)	(1,873,824)

Income from operations	539,794	512,047	2,128,470	2,009,931

Other income:
Interest income	—	25,376	6,040	26,188
Other income	64,975	108,830	208,018	316,355

	64,975	134,206	214,058	342,543

Net income	$604,769	$646,253	$2,342,528	$2,352,474

Basic earnings per share (Note 6)	$0.15	$0.17	$0.59	$0.60

Diluted earnings per common share (Note 6)	$0.15	$0.16	$0.57	$0.59

Dividends declared per share	$0.105	$0.10	$0.315	$0.30

Weighted average number of common shares used in the determination of:
Basic earnings per share (Note 6)	3,983,072	3,899,858	3,961,922	3,880,952

Diluted earnings per share (Note 6)	4,095,369	4,019,269	4,081,489	4,000,804

The accompanying information and notes are an
integral part of these condensed consolidated financial statements.

CONSOLIDATED WATER CO. LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(Expressed in United States Dollars)

	Nine Months	Nine Months
	Ended	Ended

	September 30,	September 30,

	2002	2001

Net cash flows provided by operating activities	3,685,757	3,408,328

Cash flows provided by (used in) investing activities
Deferred expenditures – pending acquisition	(306,694)	—
Purchase of property, plant and equipment	(2,036,900)	(1,598,388)
Purchase of investments	—	(12,450)
Proceeds from sale of equipment	—	4,200

Net cash used in investing activities	(2,343,594)	(1,606,638)

Cash flows provided by (used in) financing activities
Deferred expenditures – pending share issue	(289,121)	—
Dividends paid	(1,233,550)	(1,177,717)
Drawdown of new credit facility	1,500,000	500,000
Principal payments of long term debt	(263,970)	(108,213)
Net proceeds from issuance of common stock	347,855	150,000
Repurchase of common stock	(32,869)	—
Repurchase of redeemable preferred stock	(3,841)	—
Drawdown (repayment) of bank indebtedness	—	(401,766)

Net cash provided by (used in) financing activities	24,504	(1,037,696)

Net increase in cash and cash equivalents	1,366,667	763,994
Cash and cash equivalents at beginning of period	516,446	250,837

Cash and cash equivalents at end of period	$1,883,113	$1,014,831

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

3.   Segment Information

Under FAS 131 ‘Disclosure about Segments of an Enterprise and Related Information’, the operations to supply water to the Cayman Islands, Belize and the Bahamas are considered by management as separate business segments. The basis of measurement of segment information is the same as that adopted for the condensed financial statements.

CONSOLIDATED WATER CO. LTD.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3.   Segment Information (Continued)

As at September 30 and for the three months then ended

	Cayman Islands		Belize		Bahamas (*)		Total

	2002	2001	2002	2001	2002	2001	2002	2001

Water sales	2,423,247	2,351,105	391,109	285,809	39,850	11,422	2,854,206	2,648,336
Other income	64,975	108,387	—	25,376	—	443	64,975	134,206
Cost of water sales	1,430,031	1,295,935	246,395	206,994	37,521	21,364	1,713,947	1,524,293
Indirect expenses	550,766	566,398	48,182	43,101	1,517	2,497	600,465	611,996
Net income (loss)	507,425	597,160	96,532	61,090	812	(11,997)	604,769	646,253
Property, plant and equipment	16,963,769	15,784,807	1,435,774	1,564,025	1,105,563	1,085,759	19,505,106	18,434,591

As at September 30 and for the nine months then ended

	Cayman Islands		Belize		Bahamas (*)		Total

	2002	2001	2002	2001	2002	2001	2002	2001

Water sales	7,995,436	7,541,546	1,111,817	953,438	88,472	11,422	9,195,725	8,506,406
Other income	210,639	315,942	3,415	26,158	4	443	214,058	342,543
Cost of water sales	4,420,233	4,036,965	647,711	564,322	109,589	21,364	5,177,533	4,622,651
Indirect expenses	1,742,261	1,749,142	140,021	122,185	7,440	2,497	1,889,722	1,873,824
Net income (loss)	2,043,581	2,071,382	327,500	293,089	(28,553)	(11,997)	2,342,528	2,352,474
Property, plant and equipment	16,963,769	15,784,807	1,435,774	1,564,025	1,105,563	1,085,759	19,505,106	18,434,591

(*)	On December 18, 2000, the Company entered into the agreement with South Bimini International Ltd., and began operations in the Bahamas on July 11, 2001.

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

By letter dated May 3, 2002, the Government advised the Company that the 5% ownership and transfer restrictions imposed in the licence will be removed.

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

5.   Impact of Recent Accounting Pronouncements

During the three months ended September 30, 2002, the Financial Accounting Standards Board issued one standard. A summary of this standard is given below:

Statement of Financial Accounting Standard No. 147, “Acquisitions of Certain Financial Institutions – an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9” (FAS 147) removes acquisitions of financial institution from the scope of both Statement 72 and interpretation 9 and requires that those transactions be accounted for in accordance with FASB statements No. 141, “Business Combinations”, and No. 142, “Goodwill and Other Intangible Assets”. In addition, this Statement amends FASB Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, to include in its scope long-term customer-relationships intangible assets of financial institutions such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets. FAS 147 is effective from October 1, 2002. The Company does not believe the adoption of the Standard will have an impact on its financial position or results of operations.

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

The net income and weighted average number of ordinary shares of common stock and potential ordinary shares figures used in the determination of the basic and diluted earnings per ordinary share of common stock are summarized as follows:

	Three Months Ended		Nine Months Ended

	September 30,		September 30,

	2002	2001	2002	2001

Net income used in determination of diluted earnings per ordinary share of common stock	$604,769	$646,253	$2,342,528	$2,352,474
Less:
Dividends paid on non-vested redeemable preferred stock	(1,780)	(2,283)	(5,339)	(6,848)
Earnings attributable to vested redeemable preferred stock	(422)	(387)	(1,636)	(1,409)

Net income available to holders of ordinary shares of common stock in the determination of basic earnings per ordinary share of common stock	$602,567	$643,583	$2,335,553	$2,344,217

Weighted average number of ordinary shares of common stock in the determination of basic earnings per ordinary share of common stock	3,983,072	3,899,858	3,961,922	3,880,952
Plus:
Weighted average number of redeemable preferred stock outstanding during the year	24,221	33,634	25,169	33,634
Potential dilutive effect of unexercised options	88,076	85,777	94,398	86,218

Weighted average number of shares used for determining diluted earnings per ordinary share of common stock	4,095,369	4,019,269	4,081,489	4,000,804

Item  2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Pending Acquisitions

On October 4 and October 8, 2002, we entered into definitive agreements to acquire interests in several companies that would expand our water operations into the British Virgin Islands and Barbados and increase our presence in the Cayman Islands. We are also in negotiations to acquire another company which operates a desalination plant in Nassau, the Commonwealth of the Bahamas. The aggregate purchase price for the proposed acquisitions approximates $34 million (subject to certain adjustments) and 185,714 of our ordinary shares.

We have obtained a commitment from a bank to provide the financing required to complete the acquisitions. Management intends to replace a portion of the bank financing in the future with debt, equity or hybrid financing. We presently do not have any agreements for such financing. The completion of the proposed acquisitions is subject to the satisfaction of certain conditions, including the receipt of certain governmental approvals. As a result, we can provide no assurances that the proposed acquisitions will be completed.

The total production capacity of the water plants being acquired approximates 8.0 million U.S. gallons per day (USGPD), which would bring our total production capacity to 10.9 million USGPD. Combined revenues of the five companies being acquired, after elimination of inter-company sales, totaled $9.4 million for the year ended December 31, 2001 and $4.1 million for the six months ended June 30, 2002. Based on the historical operating results of the companies we will be acquiring, we expect these acquisitions to increase our earnings per share immediately after the transactions are completed.

On a pro-forma basis, our combined revenues, including the revenues of the companies being acquired, would have approximated $20.4 million for the year ended December 31, 2001 and $10.5 million for the six months ended June 30, 2002. The combined revenues would represent an 85.4% increase over our consolidated revenues for the year ended December 31, 2001 and a 64.8% increase over our consolidated revenues for the six months ended June 30, 2002, while increasing our water production capacity by approximately 275.8%.

For a more detailed discussion of these acquisitions, see Part II, Item 5 of this Report.

Results of Operations

Three and Nine Months Ended September 30, 2002 Compared to Three and Nine Months Ended September 30, 2001

Total Income

Total income increased by 4.9% from $2,782,542 to $2,919,181 for the three months ended September 30, 2001 and 2002, respectively, and by 6.3% from $8,848,949 to $9,409,783 for the nine months ended September 30, 2001 and 2002, respectively. Total income is comprised of water sales and other income.

The Cayman operations increased total income by $28,730 for the three months ended September 30, 2002 and by $348,587 for the nine months ended September 30, 2002, which is an increase of 1.2% and 4.4%, respectively, over the same periods in the prior year and represents 21.0% and 62.1%, respectively, of the total increase of total income.

The Belize operations increased total income by $79,924 for the three months ended September 30, 2002 and by $135,636 for the nine months ended September 30, 2002, which is an increase of 25.7% and 13.8%, respectively, over the same periods in the prior year and represents 58.5% and 24.2%, respectively, of the total increase of total income.

Finally, the addition of the Bahamas operations as of July 11, 2001 increased total income by $27,985 for the three months ended September 30, 2002 representing 20.5% of the increase, and by $76,611 for the nine months ended September 30, 2002, which is an increase of 236% and 646%, respectively, over the same periods in the prior year and represents 20.5% and 13.7% of the total increase of total income.

Sales in Cayman are made within our license area to approximately 3,100 customers. All sales in Belize are to one customer, Belize Water Services Ltd., a private company that acquired the assets of Belize Water and Sewerage Authority, which was previously a government statutory corporation. The terms of our contract have not changed as a result of the privatization of Belize Water and Sewerage Authority. Currently in the Bahamas, all sales are to one customer, South Bimini International Ltd. known as Bimini Sands Resort and Marina, which uses water at their hotel, condominiums and full service marina.

The largest change to operations during the nine months ended September 30, 2002 occurred in Cayman and resulted from the purchase of the Britannia reverse osmosis seawater conversion plant on February 1, 2002. This plant was previously owned and operated by Cayman Hotel and Golf Inc. In conjunction with our purchase of the Britannia plant, the Hyatt Hotel and Britannia Golf Course entered into a 25-year water supply agreement, and we now supply water to the Britannia condominiums and villas under our standard customer contracts. At the same time, the existing dispute settlement agreement with Cayman Hotel and Golf Inc. was terminated.

Water Sales

Total water sales increased by 7.8% from $2,648,336 to $2,854,206 for the three months ended September 30, 2001 and 2002, respectively, and by 8.1% from $8,506,406 to $9,195,725 for the nine months ended September 30, 2001 and 2002, respectively. Total water sales increased as a result of several factors detailed below.

Our Cayman operation added $72,142 to water sales for the three months ended September 30, 2002 and $453,890 for the nine months ended September 30, 2002, which is an increase of 3.1% and 6.0%, respectively, over the same periods in the prior year, and represents 35.0% and 65.8%, respectively, of the total increase of water sales. While the number of US gallons we sold during the three months ended September 30, 2002 was approximately equal to that sold during the same period in the prior year, we sold a greater percentage to our higher rate customers. The number of US gallons we sold during the nine months ended September 30, 2002 increased by 10.3% over the same period in the prior year. This is the result of supplying water to the Hyatt Hotel and the Britannia golf course. Our water sales to customers other than the Hyatt Hotel and Britannia Golf Course were essentially flat, in spite of a 12.5% reduction in tourist air arrivals to the Cayman Islands during the nine month period ended September 30, 2002 when compared to the same period in 2001 because of continued air travel concerns and the downturn of the US economy.

Our Belize operation added $105,300 to water sales for the three months ended September 30, 2002 and $158,379 for the nine months ended September 30, 2002, which is an increase of 36.8% and 16.6%, respectively, over the same periods in the prior year, and represents 51.2% and 23.0%, respectively, of the total increase of water sales. In June 2002, the automatic inflation adjustment decreased our Belize water rates by an average of 0.08%. This was more than offset by a 40.3% and 17.2% increase in the number of US gallons sold for the three months ended September 30, 2002 and the nine months ended September 30, 2002, respectively, over the same periods in the prior year. These increases occurred because (i) during the three months ended September 30, 2001, we experienced equipment malfunctions which temporarily reduced the production capacity of our plant by 50%, and (ii) the number of US gallons we sold during the nine months ended September 30, 2002, excluding sales in months during which we experienced these equipment malfunctions, increased by 7.8% when compared to the same period in 2001.

Finally, the addition of the Bahamas operations as of July 11, 2001 increased water sales by $28,428 for the three months ended September 30, 2002 and $77,050 for the nine months ended September 30, 2002, which is an increase of 248.9% and 674.6%, respectively, over the same periods in the prior year, and represents 13.8% and 11.2%, respectively, of the total increase of water sales. This was the result of a 237.3% and 648.9% increase in the number of US gallons sold for the three months ended September 30, 2002 and the nine months ended September 30, 2002, respectively, over the same periods in the prior year. Currently, we provide water to 54 condominiums, half of a developing 150-slip marina and a 40-room hotel. By the end of 2002, we anticipate that we will be providing water to 18 additional condominiums.

Other Income

Other income consists of dispute settlement fees, meter rental fees, equipment rental fees, connection fees, reconnection fees, and interest income. Other income decreased by 51.6% from $134,206 to $64,975 for the three months ended September 30, 2001 and 2002, respectively, and decreased 37.5% from $342,543 to $214,058 for the nine months ended September 30, 2001 and 2002, respectively. These decreases were a result of the February 1, 2002 termination of the dispute settlement agreement with Cayman Hotel and Golf Inc. as discussed above. Dispute settlement fees were included as other income in the prior year and in the first month of the current year. No interest income was earned during the three months ended September 30, 2002. During the same period in the prior year the interest was earned on delayed payment by our Belize Customer.

Cost of Water Sales

Cost of water sales increased by 12.4% from $1,524,293 to $1,713,947 for the three months ended September 30, 2001 and 2002, respectively, and by 12.0% from $4,622,651 to $5,177,533 for the nine months ended September 30, 2001 and 2002, respectively.

Our Cayman operations increased cost of water sales by $134,096 for the three months ended September 30, 2002 and by $383,268 for the nine months ended September 30, 2002, which is an increase of 10.3% and 9.5%, respectively, over the same periods in the prior year, and represents 70.7% and 69.1%, respectively, of the total increase of cost of water sales. The cost of water sales increased as a result of direct costs incurred to operate the Britannia plant, which was acquired on February 1, 2002. These costs included salaries and benefits for additional staff, equipment maintenance costs, electricity, chemicals and insurance, which will continue forward now that we operate the Britannia plant. Some of this increase was offset by a decrease in water purchase costs, which decreased because we took less water from Ocean Conversion (Cayman) Ltd. after the Britannia plant was purchased.

Our Belize operation increased cost of water sales by $39,401 for the three months ended September 30, 2002 and by $83,389 for the nine months ended September 30, 2002, which is an increase of 19.0% and 14.8%, respectively, over the same periods in the prior year, and represents 20.8% and 15.0%, respectively, of the total increase of cost of water sales. For the three months ended September 30, 2002, our Belize operation was more efficient than during the same period in 2001 in respect of our cost of sales per unit of water produced. This resulted because during the third quarter of 2002 (i) we produced more water than during the same period in the prior year when we experienced equipment malfunctions, and (ii) we were able to utilize our more cost efficient diesel engines to power the plant. During the three months ended September 30, 2002 we completed rebuilding the second diesel engine, in accordance with the engine manufacturer’s preventative maintenance recommendations, which increased our cost of water sales. During the nine months ended September 30, 2002, we also settled various claims for compensation made by our customer in Belize in March 2002. These claims were the result of our equipment failures that occurred in August and September 2001 and a minor miscalculation in the annual inflation adjustment formula in our contract. The miscalculation dated back to November 1995, which was prior to our acquisition of Belize Water Limited, and upon correction, reduced our unit rate for water to our customer by $0.09 per 1,000 US gallons.

Finally, the addition of the Bahamas operations as of July 11, 2001 increased cost of water sales by $16,157 for the three month period ended September 30, 2002 and by $88,225 for the nine month period ended September 30, 2002, which is an increase of 75.6% and

413.0%, respectively, over the same periods in the prior year, and represents 8.5% and 15.9%, respectively, of the total increase of cost of water sales.

Gross Profit

Gross profit margins decreased from 42.4% to 40.0% for the three months ended September 30, 2001 and 2002, respectively, and decreased from 45.7% to 43.7% for the nine months ended September 30, 2001 and 2002, respectively.

Gross profit margins for our Cayman operations decreased from 44.9% to 41.0% for the three months ended September 30, 2001 and 2002, respectively, and decreased from 46.5% to 44.7% for the nine months ended September 30, 2001 and 2002, respectively. The primary reasons for these decreases are (i) approximately two thirds of the water produced by our Britannia plant was sold to the Hyatt Hotel and Britannia Golf Course at a lower rate than our standard commercial water rate and (ii) due to flat water sales we were only able to utilize approximately 66% of the production capacity of the Britannia plant and were not able to produce higher volumes of water for sale at higher gross margins to customers other than the Hyatt hotel and Britannia Golf Course as a result of the minimum water quantities required to be purchased from Ocean Conversion (Cayman) Ltd.

Gross profit margins for our Belize operations increased from 27.6% to 37.0% for the three months ended September 30, 2001 and 2002, respectively, and increased from 40.8% to 41.7% for the nine months ended September 30, 2001 and 2002, respectively. The reason for the increases in the gross profit margins is increased sales over prior year periods when production was restricted by equipment malfunctions.

Gross profit margin for our Bahamas operations increased from a negative 87.0% to a positive 5.8% for the three months ended September 30, 2002 and increased from a negative 87.0% compared to a negative 23.9% for the nine months ended September 30, 2002. This was our first quarter with a positive gross profit margin. We anticipated that the Bahamas operation would generate net income during the first quarter of 2003 and we are ahead of estimates by achieving it this quarter. The low gross profit margins were due to low water sales and a relatively higher proportion of fixed costs such as depreciation, which we expected in the early phases of the Bimini Sands Resort development project. Both of these are temporary factors and are not expected to continue in the future.

Indirect Expenses

Indirect expenses decreased by 1.9% from $611,996 to $600,465 for the three months ended September 30, 2001 and 2002, respectively, and increased by 0.8% from $1,873,824 to $1,889,722 for the nine months ended September 30, 2001 and 2002, respectively.

Our Cayman operations decreased indirect expenses by $15,632 for the three months ended September 30, 2002 and by $6,881 for the nine months ended September 30, 2002, which is an decrease of 2.8% and 0.4%, respectively, over the same periods in the prior year. We had a decrease in expenses related to our banking and loan facilities, which was partially offset by increased insurance premiums on our commercial and directors and officers insurance.

Our Belize operations increased indirect expenses by $5,081 for the three months ended September 30, 2002 and by $17,836 for the nine months ended September 30, 2002, which is an increase of 11.8% and 14.6%, respectively, over the same periods in the prior year. During the three months ended September 30, 2002, we had additional travel costs relating to two additional trips made by Cayman management to Belize. The nine months ended September 30, 2002 increase was due to the additional travel, fees and exchange on repatriation of US dollars to the Cayman Islands, and insurance premiums.

Finally, the addition of the Bahamas operations as of July 11, 2001 decreased indirect expenses by $980 for the three months ended September 30, 2002 which represents a decrease of 39.2% over the same period in the prior year and increased indirect expenses by $4,943 for the nine month ended September 30, 2002 which represents an increase of 198.0% over the same period in the prior year. These costs relate to the administration of the Bahamas operations.

As a percentage of the total income, indirect expenses were at 22.0% and 20.6% for the three months ended September 30, 2001 and 2002, respectively, and at 21.2% and 20.1% for the nine months ended September 30, 2001 and 2002, respectively.

Net Income

Net income decreased by 6.4% from $646,253 to $604,769 for the three months ended September 30, 2001 and 2002, respectively, and decreased by 0.4% from $2,352,474 to $2,342,528 for the nine months ended September 30, 2001 and 2002, respectively. These decreases were due to flat water sales in our Cayman operations to customers other than the Hyatt Hotel and the Britannia golf course, losses incurred by our Bimini operations during the first two quarters of the year, lower interest income and lower other income from elimination of the dispute settlement fees.

Dividends

In December 2001, we increased our per share interim dividend from $0.10 to $0.105, payable on a quarterly basis. On April 30, 2002, we paid a dividend of $0.105 to shareholders of record on March 31, 2002, on July 31, 2002, we paid a dividend of $0.105 to shareholders of record on June 30, 2002, and on October 31, 2002 we paid a dividend of $0.105 to shareholders of record on September 30, 2002. We have consistently paid dividends to record owners of our ordinary shares of common stock and redeemable preferred stock since we began declaring dividends in 1985. Our payment of any future cash dividends is dependant upon our earnings, financial condition, capital demand and other factors. However, we expect to continue increasing our dividend as our earnings grow.

Liquidity and Capital Resources

Overview

We generate cash primarily from our operations in the Cayman Islands, Belize and Bahamas, and to a lesser extent from the sale of our shares, and through our loans and facilities obtained from two banks. Cash flow is impacted by operating and maintenance expenses, the timeliness and adequacy of rate increases (excluding automatic adjustments to our rates for inflation and electricity costs), and various factors affecting tourism in the Cayman Islands, Belize and Bahamas, such as weather conditions and the economy. Cash is used to fund our operations in the Cayman Islands, Belize and Bahamas, capital projects, payments under our operating agreement with Ocean Conversion (Cayman) Ltd. (a Cayman Islands company which operates our Governor’s Harbour plant), expansions in our infrastructure, dividends, principal payments on our loans, share repurchases and new investment opportunities which expand our operations. Currently, 35.6% of our cash is denominated in Belize dollars. We exchange a percentage of our Belize dollars earnings to United States dollars and repatriate them to the Cayman Islands. In June and October, we repatriated $300,000 and $150,000, respectively, from Belize.

Operating Activities

Cash from operating activities for the nine months ended September 30, 2001 and 2002 was $3,408,328 and $3,685,757, respectively. We generated cash through the utilization of our existing plants, equipment and resources in all three segments of the business, minimization of water losses and efficiencies created by a strong management team. In addition, during the three months ended September 30, 2002, our Bahamas operation generated positive cash flow of $12,403. This investment is long-term, and we expect to consistently produce positive cash flows starting from this quarter.

Investing Activities

Cash used in investing activities during the nine months ended September 30, 2001 and 2002 was $1,606,638 and $2,343,594, respectively. During 2002, cash was used in investing activities for expenditures for new property, plant and equipment with the majority associated with the purchase of the Britannia RO seawater desalination plant on February 1, 2002. We also continued to expand our water distribution system in the Cayman Islands by constructing pipelines to service new developments within our franchise area. Also during the nine months ended September 30, 2002, we accumulated deferred expenditures for costs relating to the pending acquisitions, which will be applied against goodwill on completion of the acquisitions. During 2001, our investing activities consisted primarily of construction costs relating to our new water production and distribution system in Bimini, Bahamas and costs of constructing pipelines to service several new developments within our Cayman Islands franchise area.

Financing Activities

Cash used in financing activities for the nine months ended September 30, 2001 was $1,037,696, compared to cash provided by financing activities of $24,504 for the nine months ended September 30, 2002. During the nine months ended September 30, 2002, our primary financing activity was a draw down of our credit facility for an additional $1,500,000 in order to finance the investment in the Britannia RO seawater desalination plant. We also had proceeds from the exercise of stock options by certain directors and officers. These amounts were offset by accumulated deferred expenditures for costs relating to an anticipated share issuance, which will be applied against shareholders’ equity on issuance, the payment of our December 31, 2001 interim quarterly dividend totaling $0.10 per share, our March 31, 2002 interim quarterly dividend totaling $0.105 per share, our June 30, 2002 interim quarterly dividend totaling $0.105 per share, and principal payments on our term loans. During the same period in 2001, the primary financing activity was the payment of our December 31, 2000 interim quarterly dividend totaling $0.10 per share, our March 31, 2001 interim quarterly dividend totaling $0.10 per share and our June 30, 2001 interim quarterly dividend totaling $0.10 per share. These amounts were offset by proceeds from the exercise of stock options by a director and a net increase in our short-term bank overdraft to cover a portion of the construction costs of our new water production facilities in Bimini, Bahamas.

On September 21, 2001, the Company reactivated its stock repurchase program, which was originally approved by the board of directors in October 1998, and may repurchase up to 10% of the outstanding ordinary shares of common stock in the open market and private negotiated transactions. Depending upon market conditions and other factors, purchases under this program may be commenced or suspended at any time. No shares were repurchased during the three months ended September 30, 2001 and 2,184 were repurchased at that average price of $15.05 during the three months ended September 30, 2002.

Material Commitments for Capital Expenditures and Contingencies

As at September 30, 2002, we had approximately $1.3 million committed for capital expenditures for the replacement of our potable water storage tanks at our Governor’s Harbour site in Grand Cayman. We intend to finance this project using cash from operations.

Impact of Inflation

Under the terms of our Cayman Islands license, Belize Water Sales Agreement and Bimini Water Sales Agreement, there is an automatic price adjustment for inflation on an annual basis, subject to temporary exceptions. We, therefore, believe that the impact of inflation on our net income, measured in consistent dollars, will not be material.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Credit Risk:

Our main exposure to credit risk is from our Belize customer, which is billed approximately $120,000 per month. As at September 30, 2002, we had a receivable balance of $128,473, which has been subsequently paid.

Interest Rate Risk:

As of September 30, 2002, we had loans outstanding of $1,018,174 from the European Investment Bank at fixed interest rates ranging from 3.0% to 4.25% and $1,787,500 from the Royal Bank of Canada, bearing interest at LIBOR plus 1.5%. We are subject to interest rate risk to the extent that LIBOR changes.

Foreign Exchange Risk:

All of our foreign currencies have fixed exchanged rates to the U.S. dollar as detailed under the exchange rate section described earlier. If any of these fixed exchange rates become a floating exchange rate, however, our results of operations could be adversely affected.

Item 4.  Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer (collectively, the “Certifying Officers”) are responsible for establishing and maintaining disclosure controls and procedures for us. Such officers have concluded (based upon their evaluation of these controls and procedures as of a date within 90 days of the filing of this report) that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in this report is accumulated and communicated to management, including our principal executive officers as appropriate, to allow timely decisions regarding required disclosure.

The Certifying Officers also have indicated that there were no significant changes in our internal controls or other factors that could significantly affect such controls subsequent to the date of their evaluation, and there were no corrective actions with regard to significant deficiencies and material weaknesses.

PART II — OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds

In August 2002, we converted 8,083 shares of vested redeemable preferred stock for an equal number of ordinary shares of common stock under our Employee Share Incentive Plan. The issuance of the ordinary shares of common stock was exempt from registration under Regulation S promulgated under the Securities Act of 1933 (the “1933 Act”) because the ordinary shares of common stock were issued outside of the United States to non-U.S. persons (as defined in Regulation S) upon conversion of the redeemable preferred stock.

In October 2002, we issued 6,056 ordinary shares of common stock to seven of our directors as compensation under the directors share grant plan. The issuance of a portion of these shares was exempt from registration under Regulation S promulgated under the 1933 Act because the shares were offered and sold outside of the United States to non-US persons (as defined in Regulation S) and the issuance of the balance of the shares was exempt under Section 4(2) of the 1933 Act because the individuals receiving the shares are sophisticated investors who have knowledge of all material information about our company.

Item 5.  Other Information

Pending Acquisitions

On October 4 and October 8, 2002, we entered into several agreements that will enable us to expand our operations to the British Virgin Islands and Barbados, and increase our presence in the Cayman Islands. Pursuant to these agreements, we have agreed to acquire equity and other interests in three companies providing potable water services in Tortola, British Virgin Islands; Barbados and the Cayman Islands and a fourth company providing management and engineering services to these companies. We are also in negotiations to acquire another company which operates a desalination plant in Nassau, the Commonwealth of the Bahamas. The aggregate purchase price for the pending acquisitions approximates $34 million (subject to certain adjustments) and 185,714 of our ordinary shares, which we are required to register for resale. Although we expect to complete these acquisitions before the end of the year, there is no assurance that the pending acquisitions will be consummated because the closings of several of these acquisitions are contingent upon one another and are contingent upon the receipt of certain governmental approvals and satisfaction of certain closing conditions. We have obtained a commitment from a bank to provide the financing required to complete the pending acquisitions. We intend to replace a portion of the bank financing in the future with debt, equity or hybrid financing. We do not have any agreements for such financing at the present time.

The following is a summary of the terms of each of the transactions underlying the agreements that we have executed. This summary is qualified in its entirety by reference to each of the agreements attached hereto as Exhibits 2.1, 2.2 and 2.3, which are incorporated herein by reference.

DesalCo Limited – Bermuda

We have entered into an agreement with William and Margaret Andrews to acquire all of the issued and outstanding stock of DesalCo Limited, a Cayman Islands company, operating in Bermuda. DesalCo Limited provides management and engineering services to Ocean Conversion (Cayman) Limited, Ocean Conversion (BVI) Ltd. and engineering services to Waterfields Company Limited. Such services include all management support, including accounting, financial reporting, audit coordination, personnel management, plant management and maintenance. In addition to these management and engineering services, DesalCo Limited also owns 100% of the non-voting stock of Ocean Conversion (Cayman) Limited and Ocean Conversion (BVI) Ltd. as well as 12.7% of the voting stock of Waterfields Company Limited. DesalCo Limited also owns all of the issued and outstanding stock of DesalCo (Barbados) Ltd., a Barbados company, which operates a desalination plant for and sells desalinated water to Sandy Lane Properties Ltd. in St. James, Barbados. Under the terms of the operating agreement between Sandy Lane Properties Ltd. and DesalCo Limited, DesalCo Limited provides management, engineering, purchasing and other services for a fixed monthly fee and receives a share of the revenues generated by the desalination plant. DesalCo Limited has assigned its rights under this agreement to its wholly-owned subsidiary, DesalCo (Barbados) Ltd.

In addition, DesalCo Limited has an exclusive seven-year distributorship agreement for the Caribbean basin to provide the DWEER™ system produced by DWEER Technology Limited for use in reverse osmosis seawater desalination plants. Upon completion of the DesalCo acquisition, we will own 100% of DesalCo.

Ocean Conversion (Cayman) Limited – Cayman Islands Ocean Conversion (BVI) Ltd. – British Virgin Islands

We have entered into an agreement with Transcontinental Finance Corporation Ltd. and North American Mortgage & Finance Corporation to purchase all of the voting stock and certain profit sharing rights relating to Ocean Conversion (Cayman) Limited, a Cayman Islands company, and 50% of the issued and outstanding voting stock and certain profit sharing rights relating to Ocean Conversion (BVI) Ltd., a British Virgin Islands company.

Ocean Conversion (Cayman) Limited sells desalinated water under various licenses and agreements to both us and the Water Authority-Cayman. The Water Authority-Cayman in turn distributes the water to customers outside our exclusive licensed area. All of the non-voting stock of Ocean Conversion (Cayman) Limited is owned by DesalCo Limited and will be acquired by us in the planned DesalCo transaction as previously discussed. Upon consummation of these two transactions, we will own 100% of the voting and non-voting stock of Ocean Conversion (Cayman) Limited.

Ocean Conversion (BVI) Ltd. sells desalinated seawater on the island of Tortola to the Water and Sewage Department of the British Virgin Islands, which in turn distributes the water to customers via pipeline. All of the non-voting stock of Ocean Conversion (BVI) Limited is owned by DesalCo Limited. As a condition to completion of the Ocean Conversion (BVI) Ltd. acquisition, we have agreed to surrender to Ocean Conversion (BVI) Ltd. 18.2% of the profit sharing rights that we will acquire from Transcontinental Finance Corporation Ltd. and North American Mortgage & Finance Corporation in return for the issuance to DesalCo Limited of an additional 45,000 non-voting shares by Ocean Conversion (BVI) Ltd. DesalCo Limited will sell the 45,000 shares of non-voting stock, in addition to, all of the shares of non-voting stock that it currently holds to the remaining shareholder, Sage Water Holdings (BVI) Ltd.

Upon completion of these two transactions, we will share equal control of the voting stock and the profit sharing rights of Ocean Conversion (BVI) Ltd. with Sage Water Holdings (BVI) Ltd., which will own all of the shares of non-voting stock of Ocean Conversion (BVI) Ltd.

Section 906 Certifications Under Sarbanes-Oxley Act

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, our chief executive officer and our chief financial officer have provided certain certifications without any qualifications to the Securities and Exchange Commission. These certifications accompanied this report when filed with the Securities and Exchange Commission.

Item 6.  Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit
Number	Exhibit Description

2.1	Share Sale Agreement dated October 4, 2002 between the Company and William T. Andrews and Margaret D. Andrews. (The schedules to this agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K promulgated under the 1933 Act. Upon the request of the Securities and Exchange Commission (the “SEC”), the Company shall furnish supplementally to the SEC a copy of any of such omitted schedules.)

2.2	Share Sale Agreement dated October 4, 2002 among the Company, North-American Mortgage & Finance Corporation and Transcontinental Finance Corporation Limited. (The schedules to this agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K promulgated under the 1933 Act. Upon the request of the SEC, the Company shall furnish supplementally to the SEC a copy of any of such omitted schedules.)

2.3	Agreement dated October 8, 2002 between the Company and Sage Water Holdings (BVI Ltd.). (The schedules to this agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K promulgated under the 1933 Act. Upon the request of the SEC, the Company shall furnish supplementally to the SEC a copy of any of such omitted schedules.)

*	Portions of the Exhibits have been omitted pursuant to a request for confidential treatment.

(b)	Reports on Form 8-K

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

Jeffrey M. Parker Chairman of the Board of Directors and Chief Executive Officer

Dated:  November 13, 2002

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED
PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report of Consolidated Water Co. Ltd. on Form 10-Q for the quarter ended September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof, I, Jeffrey M. Parker, the Chief Executive Officer of the Company, certify, pursuant to and for purposes of 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, that:

     1.     I have reviewed this quarterly report on Form 10-Q of Consolidated Water Co. Ltd.;

     2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3.     Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4.     The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5.     The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weakness in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     6.     The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

     Date:  November 13, 2002

By:	/s/ Jeffrey M. Parker Name: Jeffrey M. Parker Title: Chief Executive Officer

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED
PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report of Consolidated Water Co. Ltd. on Form 10-Q for the quarter ended September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof, I, Frederick McTaggart, the Chief Financial Officer of the Company, certify, pursuant to and for purposes of 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, that:

     1.     I have reviewed this quarterly report on Form 10-Q of Consolidated Water Co. Ltd.;

     2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3.     Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4.     The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5.     The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weakness in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     6.     The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 13, 2002

By:	/s/ Frederick McTaggart Name: Frederick McTaggart Title: Chief Financial Officer