Form 10-K
period 2002-12-31
CONSOLIDATED WATER CO LTD
filed 2003-03-31
CIK 928340

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                             ---------------------

                                   FORM 10-K

(Mark One)
   [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

           FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

                                  OR

   [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSACTION PERIOD FROM          TO

                        COMMISSION FILE NUMBER: 0-25248

                             ---------------------

                          CONSOLIDATED WATER CO. LTD.
             (Exact name of Registrant as specified in its charter)

                    CAYMAN ISLANDS                                              N/A
           (State or other jurisdiction of                                (I.R.S. Employer
            incorporation or organization)                              Identification No.)



           TRAFALGAR PLACE, WEST BAY ROAD,                                      N/A
                   P.O. BOX 1114GT,                                          (Zip Code)
                 GRAND CAYMAN, B.W.I.
       (Address of principal executive offices)

              REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:
                                 (345) 945-4277

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                                      NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                       ORDINARY SHARES, PAR VALUE CI$1.00
                   ------------------------------------------
                                (TITLE OF CLASS)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [X]    No [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this 10-K or any amendments to this Form 10-K. [NOT APPLICABLE]

    Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Act.  Yes [ ]    No [X]

    The aggregate market value of common stock held by non-affiliates of the registrant, based on the closing sales price for the registrant's ordinary shares, as reported on the Nasdaq National Market on March 18, 2003, was $63,260,188.

    As at March 18, 2003, there were 4,239,959 shares of the registrant's ordinary shares outstanding.

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

    The official fixed exchange rate for conversation of BDS$ into U.S.$ as determined by the Central Bank of Barbados has been fixed since 1975 at U.S.$
0.50 = BDS$ 1.00.

    The British Virgin Islands' currency is U.S.$.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

SECTION        DESCRIPTION                                                    PAGE
-------        -----------                                                    ----
                                      PART I
  Item 1.      Business....................................................     2
  Item 2.      Properties..................................................    17
  Item 3.      Legal Proceedings...........................................    19
  Item 4.      Submission of Matters to a Vote of Security Holders.........    19

                                     PART II
  Item 5.      Market for Registrant's Common Equity and Related
                 Stockholder Matters.......................................    20
  Item 6.      Selected Financial Data.....................................    21
  Item 7.      Management's Discussions and Analysis of Financial Condition
                 and Results of Operations.................................    22
  Item 7A.     Quantitative and Qualitative Disclosure about Market Risk...    41
  Item 8.      Financial Statements and Supplementary Data.................    43
  Item 9.      Changes in and Disagreements with Accountants on Accounting
                 and Financial Disclosure..................................    66

                                     PART III
  Item 10.     Directors and Executive Officers of the Registrant..........    67
  Item 11.     Executive Compensation......................................    71
  Item 12.     Security Ownership of Certain Beneficial Owners and
                 Management and Related Stockholder Matters................    76
  Item 13.     Certain Relationships and Related Transactions..............    78
  Item 14.     Controls and Procedures.....................................    79

                                     PART IV
  Item 15.     Exhibits, Financial Statement Schedules and Reports on Form
                 8-K.......................................................    80
SIGNATURES.................................................................    85

                                     PART I

ITEM 1.  BUSINESS

INTRODUCTION

     Our company was incorporated in August 1973 in the Cayman Islands and provides water services in the Cayman Islands, Belize, Barbados, the British Virgin Islands and the Commonwealth of the Bahamas ("the Bahamas"). Our principal executive offices are located at Trafalgar Place, West Bay Road, Grand Cayman, Cayman Islands. Our objective is to provide water services in areas where the supply of potable water is scarce. In addition, we have expertise in providing wastewater services. We supply potable water, via pipeline, to business, residential and tourist properties and government facilities, including any new developments, in our licensed area in the Cayman Islands and in bulk, pursuant to contracts in Belize, Barbados, the British Virgin Islands and the Bahamas.

     On February 7, 2003, we completed acquisitions of interests in five companies for a total consideration of approximately $27.8 million, comprised of $25.5 million in cash and the issue of 185,714 of our ordinary shares. This has enabled us to increase our presence in the Cayman Islands and the Bahamas and expand our geographic presence to Barbados and the British Virgin Islands. The financial results of our company for the year ended December 31, 2002 and discussion included herein in Parts II Item 6, Item 7, and Item 8 do not include results from these five companies since they were acquired after the year's end. In addition to these transactions, by April 30, 2003 or at a later date agreed to by the parties, we expect to acquire an additional 78.2% interest in Waterfields Company Limited, a company providing potable water services in Nassau, the Bahamas for approximately $8.1 million, which would provide us with a 90.9% interest in Waterfields Company Limited.

     In 2000, we completed our acquisition of our wholly owned subsidiary company, Belize Water Limited, in Belize, Central America and executed an agreement with South Bimini International Ltd., a Bahamian company, and in 2001, began to provide water in South Bimini Island, the Bahamas. The business group structure is based on defined areas of management responsibility and the geographical location of our operations. The business group segments are Cayman Islands operations, Belize operations and Bahamas operations. In 2002, the Cayman Islands operations, Belize operations and Bahamas operations accounted for 86.9%, 12.1% and 1.0%, respectively, of our total income. In 2001, these percentages were 88.8%, 11.0% and 0.2%, respectively.

FINANCIAL INFORMATION ABOUT BUSINESS SEGMENTS

     The information contained in Note 12 Segmented Information to our consolidated financial statements found on page 56, in ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA for the year ended December 31, 2002, 2001 and 2000, is incorporated herein by reference.

BUSINESS COMBINATION

     Consolidated financial statements have been presented which include our wholly-owned subsidiary, Belize Water Limited. This acquisition was accounted for by the purchase method. Our other two subsidiaries, Cayman Water Company Limited and Hurricane Hide-A-Way Ltd., which are dormant companies, have been consolidated. Our recently completed acquisitions of interest in five companies:
DesalCo Limited, its wholly-owned subsidiary DesalCo (Barbados) Ltd., Ocean Conversion (Cayman) Limited, Ocean Conversion (BVI) Ltd. and Waterfields Company Limited, which have not been consolidated as the acquisitions had not be completed as at December 31, 2002.

CAYMAN ISLANDS OPERATIONS

     The Cayman Islands comprise three islands, Grand Cayman, Little Cayman and Cayman Brac, located approximately 460 miles south of Miami, Florida. The three islands have a total area of approximately 100 square miles.

     Our existing Cayman Islands operations currently produce potable water at three reverse osmosis seawater conversion plants in Grand Cayman, namely our Governor's Harbour plant, West Bay plant and Britannia plant. We own the properties where two of our three water plants are located and have entered into a 25 year lease on the site where the third plant is located. The current production capacity of our Governor's Harbour plant is 1.2 million U.S. gallons per day. The current production capacity of our West Bay plant, which we operate, is 710,000 U.S. gallons per day. The current production capacity of our Britannia plant, which we also operate, is 440,000 U.S. gallons per day. Since the plants began production of water, they have consistently been capable of operating at or near their rated capacity.

     As a result of our acquisition of Ocean Conversion (Cayman) Limited, we operate, but do not own, three additional reverse osmosis seawater conversion plants in Grand Cayman with a total installed capacity of 2.9 million U.S. gallons per day: the Red Gate Road plant with a production capacity of 1.3 million U.S. gallons per day, the Lower Valley plant with a production capacity of 792,000 U.S. gallons per day and the Red Gate II plant with a production capacity of 792,000 U.S. gallons per day. The plants that we operate for Water Authority-Cayman are located on land owned by the Cayman Islands government. Ocean Conversion (Cayman) Limited provides water on a take or pay basis to the Water Authority-Cayman, a government owned utility and regulatory agency, under various licenses and agreements.

     Feed water for the reverse osmosis units is drawn from deep wells with associated pumps on the properties. Wastewater is discharged into brine wells on the properties below the level of the feed water intakes.

     Electricity to our plants is supplied by Caribbean Utilities Co. Ltd., a publicly traded utility company. At all three plant sites from which we supply water to our distribution pipeline, we maintain diesel driven, standby generators with sufficient capacity to operate our distribution pumps and other essential equipment during any temporary interruptions in the electricity supply.

     In the event of an emergency, our distribution system is connected to the George Town, Grand Cayman distribution system of Water Authority-Cayman. In prior years in order to efficiently maintain our equipment, we have purchased water from Water Authority-Cayman for brief periods of time. We have also sold potable water to the Water Authority-Cayman from time to time.

     Our pipeline system in the Cayman Islands covers the Seven Mile Beach and West Bay areas of Grand Cayman and consists of approximately 66 miles of PVC pipeline. We extend our distribution system periodically as property developments are completed. We have a main pipe loop covering a major part of the Seven Mile Beach area. We place extensions of smaller diameter pipe off our main pipe to service new developments in our service area. This system of building branches from the main pipe keeps our construction costs low and allows us to provide service to new areas in a timely manner. During 2002, we completed a number of small pipeline extensions into newly developed properties within our franchise area.

     Developers are responsible for laying the pipeline within their developments at their own cost, but in accordance with our specifications. When a development is completed, the developer then transfers operation and maintenance of the pipeline to us.

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

     We rent approximately 3,200 square feet of space for our executive offices at Trafalgar Place, West Bay Road, Grand Cayman under a lease which expires on January 31, 2004, with an extension provision until January 31, 2005.

  RESIDENTIAL AND COMMERCIAL OPERATIONS IN THE CAYMAN ISLANDS

     We enter into standard contracts with hotels, condominiums and other properties located in our existing licensed area to provide potable water to such properties. We currently have agreements on differing terms and rates to supply potable water to the 309-room Marriott Hotel and the 343-room Westin Hotel, the 357-room Hyatt Hotel and Britannia Golf Course, and to supply non-potable water to the SafeHaven Golf Course.

     In the Seven Mile Beach area, our primary customers are the hotels and condominium complexes which serve the tourist industry. In the West Bay area, our primary customers are residential homes. Occasionally, we also supply to, or buy from, on an as-needed basis, the Water Authority-Cayman, which serves the business district of George Town and other parts of Grand Cayman.

     We sell bulk water, through our wholly-owned subsidiary Ocean Conversion (Cayman) Limited, to the Water Authority-Cayman who in turn distribute that water to properties in the parts of Grand Cayman that are outside of our licensed area.

     Although at a slower pace than in previous years, development is taking place on Grand Cayman, and particularly in our licensed area to accommodate both the growing local population and the tourism market. Because our license requires us to supply water to developments in our licensed area, the planning department of the Cayman Islands government routinely advises us of proposed developments in our licensed area. This advance notice allows us to manage our production capacity to meet anticipated demand. We believe that we have, or have contracted for, a sufficient supply of water to meet the foreseeable future demand.

     We bill on a monthly basis based on metered consumption. Receivables are typically collected within 30 to 35 days after the billing date and receivables not collected within 45 days subject the customer to disconnection from our water service. In 2002, bad debts represented less than 1% of our total sales for the year. Customers who have had their service disconnected must pay re-connection charges.

     The following table shows, for each of the five years ended December 31, 2002, our total number of customer connections at the end of each year and metered sales of water for that year:

                                        2002      2001      2000      1999      1998
                                       -------   -------   -------   -------   -------
Number of Customers..................    3,100     2,999     2,836     2,606     2,347
Miles of Pipeline....................       66        65        64        63        62
Metered Sales (in thousands of U.S.
  gallons):
  Commercial.........................  405,545   358,711   345,940   308,949   315,980
  Residential........................  103,661   104,002    97,759    86,712    80,150
  Government facilities..............   13,789    11,425     7,599     5,686     4,420
                                       -------   -------   -------   -------   -------
Total Metered Sales..................  522,995   474,138   451,298   401,347   400,550
                                       =======   =======   =======   =======   =======

     The table above does not precisely represent the actual number of customers we service. In hotels and condominiums, we may only have one customer, which is the operator of the hotel or the condominium, but we actually supply water to all of the units within that hotel or condominium development. Of the customers indicated in the table above, as of 2002, 49.5% were residential, 49.8% were hotels, condominiums and other commercial customers and 0.7% were government facilities.

     Our contractual range and average sales price per 1,000 U.S. gallons of potable water sold to our customers for the three years ended December 31, 2002, 2001 and 2000 are as follows:

                                            2002             2001              2000
                                       --------------   ---------------   ---------------
                                                    (PER 1,000 U.S. GALLONS)
Average Sales Price..................      $19.74           $20.61            $20.19
Range of Sale Prices.................  $8.50 - $22.74   $19.07 - $23.16   $18.62 - $22.34

     We have a two-year agreement expiring on December 31, 2004 with Safehaven Ltd. to supply non-potable water on demand to irrigate an 18-hole golf course. After December 31, 2004, the agreement may be terminated by either party upon four months notice.

     Before 1991, any owner of property within our licensed area could install water-making equipment for its own use. Since 1991, that option is only available to private residences, although water plants in existence prior to 1991 can be maintained but not replaced or expanded. When the Marriott Hotel was built in 1990 in our licensed area, the developer installed its own reverse osmosis seawater desalination equipment. The equipment proved unreliable, and on February 4, 1994, we entered into an agreement with the owner of the Marriott Hotel to supply between 60,000 and 180,000 U.S. gallons of water per month at our standard tariff rates. If we are required to supply more than 180,000 U.S. gallons in a month, we will provide the water at our standard tariff rates on a best efforts basis. The Marriott Hotel continues to operate its own reverse osmosis equipment to produce water for themselves, although generally in amounts less than their total monthly requirements.

     In 1995, we entered into a ten-year agreement with the owner of the Westin Hotel. This agreement requires us to supply up to 1.86 million U.S. gallons per month at a discount to our standard tariff rates, and to supply any additional demand on a best efforts basis. The Westin Hotel maintains storage capacity on-site, assists pressurization with on-site re-pumping facilities, and has provided us with a letter of credit that covers the cost of water supply for 45 days.

     In addition, in 2001, we entered into a twenty-five year agreement, which took effect February 1, 2002, to acquire the Britannia plant and to supply a minimum of 62 million U.S. gallons of potable water per year on a take or pay basis to, Cayman Hotel and Golf, Inc., the owner of the Hyatt Grand Cayman Resort and Britannia golf course. We are required by our government license to meet any water demand from our customer above the 62 million U.S. gallons of water supplied per year.

     In April 1994, our wholly-owned subsidiary, Ocean Conversion (Cayman) Limited, was granted a seven-year water supply license by the government of the Cayman Islands and the Water Authority-Cayman to supply desalinated water from the Red Gate Road plant. In January 2001, this agreement was extended for seven years with effect from November 2001. Under the terms of this license Ocean Conversion (Cayman) Limited is obligated to deliver to the Water Authority-Cayman the amount of water it demands or 1.2 million U.S. gallons of water per day on average each month, which ever is less.

     In June 1997, our wholly-owned subsidiary, Ocean Conversion (Cayman) Limited, was granted a seven-year water supply license by the government of the Cayman Islands and the Water Authority-Cayman to supply desalinated water from the Lower Valley plant. In August 1999, this agreement was extended with effect from March 1999 until March 2006. Under the terms of this license Ocean Conversion (Cayman) Limited is obligated to deliver to the Water Authority-Cayman the amount of water it demands or 713,000 U.S. gallons of water per day on average each month, which ever is less.

     In December 2001, our wholly-owned subsidiary, Ocean Conversion (Cayman) Limited, was granted a seven-year water supply license, with effect from November 2002, by the government of the Cayman Islands and the Water Authority-Cayman to supply desalinated water from the Red Gate II plant. Under the terms of this license Ocean Conversion (Cayman) Limited is obligated to deliver to the Water Authority-Cayman the amount of water it demands or 713,000 U.S. gallons of water per day on average each month, which ever is less.

  WASTEWATER SERVICES IN THE CAYMAN ISLANDS

     We began providing sewerage services on Grand Cayman in 1973. In 1987, the Cayman Islands government, through Water Authority-Cayman, constructed a public sewerage system in part of the Seven Mile Beach area where Governor's Harbour is located. In 1988, Water Authority-Cayman began processing sewage delivered by the pipelines and lift stations in that area and we stopped our processing of sewage. Water Authority-Cayman currently directly bills our former sewerage customers for its services. In October 2001, we reached an agreement with the Water Authority-Cayman pursuant to which Water Authority-Cayman assumed, in November 2002, the operation of two remaining sewage lift stations, which we had operated. No revenue was earned for wastewater services during the three years ended December 31, 2002.

  ENGINEERING SERVICES ACQUIRED

     As a result of our acquisition of DesalCo Limited in February 2003, we provide management, engineering and construction services for desalination projects and are the exclusive agents for sales of DWEER(TM) energy recovery systems for desalination plants in the Caribbean basin for the next seven years. DesalCo Limited, which is recognized by suppliers as an original equipment manufacturer, also acts as the purchasing agent for all companies affiliated with our company. DesalCo Limited's revenues were $3.4 million for the year ended December 31, 2002.

     DesalCo Limited provides a Managing Director as well as other management, purchasing and engineering services to Ocean Conversion (Cayman) Limited in the form of accounting services, personnel management and plant management for a monthly fee of $30,900. DesalCo Limited also receives a bonus of 4% of the annual net operating income of Ocean Conversion (Cayman) Limited.

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

  CUSTOMS DUTIES AND TAXES

     We have exemptions from, or receive concessionary rates of, customs duties on capital expenditures on plant and major consumable spares and supplies imported into the Cayman Islands as follows:

     - there are no local taxes on profit, income, distributions, capital gains or appreciations of our company in the Cayman Islands;

     - we do not pay any import duty or taxes on permeator membranes, electric pumps and motors and chemicals; and

     - we pay duty at the rate of 10% of the cost, including insurance and transportation to the Cayman Islands, of other plant and associated materials and equipment to manufacture or supply water in Seven Mile Beach or West Bay areas.

     - Ocean Conversion (Cayman) Limited pays all customs duties up to 10% in respect of materials and supplies imported for the Red Gate plant and is reimbursed amounts in excess of this by Water Authority-Cayman.

     A major source of revenue to the Cayman Islands government is a 7.5% or 9% stamp tax, depending on location, on the transfer of ownership of land in the Cayman Islands. During the period from November 14, 2001 to May 13, 2003 the stamp tax rate is temporarily set at 5%. To prevent stamp tax avoidance by transfer of ownership of the shares of a company, which owns land in the Cayman Islands (as opposed to transfer of the land itself), The Land Holding Companies (Share Transfer Tax) Law was passed in 1976. The effect of this law is to charge a company, which owns land or an interest in land in the Cayman Islands, a tax based on the value of its land or interest in land attributable to each share transferred. The stamp tax calculation does not take into account the proportion which the value of a company's Cayman land or interest bears to its total assets and whether the intention of the transfer is to transfer ownership or part of a company's entire business or a part of its Cayman land or interest.

     Prior to our ordinary shares becoming quoted in the United States, we paid this tax on private share transfers. We have never paid the tax on transfers of our publicly traded shares. Since 1994, we have requested that the Cayman Islands government exempt us from the share transfer tax. An exemption from taxation, which was requested to be granted to our company, was granted to our wholly-owned subsidiary, Cayman Water Company Limited, on January 31, 2003. We have notified the Cayman Islands government that this exemption from taxation was issued to the wrong company. Other local companies whose businesses are not primarily related to ownership of land and whose shares are publicly traded have either received an exemption from the tax or have not been pursued by government for payment of the tax. We believe it is unlikely that government will seek to collect this tax on transfers of our publicly traded shares.

BELIZE OPERATIONS

     On July 21, 2000, we acquired Seatec Belize Ltd. and subsequently changed the name of the company to Belize Water Limited. Belize Water Limited, a wholly owned subsidiary of Consolidated Water Co. Ltd., provides potable water from one reverse osmosis seawater conversion plant in Ambergris Caye, Belize, Central America, capable of producing 420,000 U.S. gallons per day, to Belize Water Services Ltd. ("BWSL"), which acquired the operations of the Belize Water and Sewerage Authority in February 2001. Belize Water Limited provides water to BWSL, which distributes the water through its own distribution system to residential, commercial and tourist properties in Ambergris Caye, Belize. During 2002, we supplied BWSL with 112.5 million U.S. gallons of water.

  OUR OPERATIONS UNDER THE CONTRACT IN BELIZE

     We have entered into a contract with Belize Water Services Limited to supply a minimum of 135,000 U.S. gallons of water per day to Belize Water Services Limited, which expires in 2011. While we own our production plant in Belize, we lease the parcel of land on which our plant is located from the Government of Belize at an annual rent of BZE$1.00. The lease commenced on April 27, 1994 and the term is for 18 years. While we own the plant, at the end of the contract term, Belize Water Services Limited has the option to:

     - purchase the plant at a mutually agreed upon price;

     - extend the contract for a mutually agreed period of at least two years, and upon expiration of such extension, Belize Water Services Limited may either purchase the production plant at a price to be negotiated with us or may again extend the agreement for another ten years in exchange for the transfer of (50%) of the ownership of the production plant to Belize Water Services Limited at the time of the extension with the transfer of the remaining 50% of the production plant at the expiration of the ten-year term; or

     - extend the agreement for ten years in exchange for the transfer of 50% of the ownership of the production plant to Belize Water Services Limited at the time of the extension with the transfer of the remaining 50% of the production plant at the expiration of the ten-year term.

     When we originally acquired Belize Water Limited in July 2000, we were contractually obligated to supply water to Belize Water and Sewerage Authority, a Belize government organization. In early 2001, Belize Water Services Limited, a private company, purchased Belize Water and Sewerage Authority and assumed our contract with the Belize Water and Sewerage Authority.

     The base price of water supplied, and adjustments thereto, are determined by the terms of the contract, which provides for annual adjustments based upon the movement in the government price indices specified in the contract, as well as monthly adjustments for changes in the cost of diesel fuel and electricity.

     We bill on a monthly basis based on metered consumption. Receivables are due within 21 days after the billing date. Interest of 1.5% per month is charged on any delayed payments.

     In 2001, Belize Water Services Limited submitted claims for compensation for damages that it believed resulted from our equipment failures during August 2001. They further claimed for the rectification of a minor mistake in the water rate inflation adjustment formula in the water supply contract that was negotiated by the previous management and dates back to November 1995. We fully settled the claim for compensation that resulted from an equipment failure during the first week of August 2001 and also fully settled Belize Water

Services Limited's claim for rectification of the inflation adjustment formula. We believe that correcting this minor mistake in the agreement will not have a significant impact on the profitability of our Belize operations going forward.

     Belize Water Services Limited distributes our water primarily to residential properties, small hotels, and businesses that serve the tourist market.

  DEMAND FOR WATER IN BELIZE

     We have operated our plant in Belize since July 2000. We believe that water sales in Belize are less cyclical, but on a similar cycle to sales in the Cayman Islands. Although both operations cater to similar tourist markets, Belize has a greater proportion of residents to tourists. Sales were limited before March 2000 because the production capacity of the water plant was lower than demand and the 21% increase in the number of U.S. gallons supplied in 2001 over 2000 could be expected. Demand does, however, continue to grow as is evidenced by the 20% increase in the number of U.S. gallons supplied in 2002 over 2001.

     Our sales in Belize were restricted in August and September 2001 because of several equipment failures at our plant. We believe that we could have sold more water during these months if our plant had been able to operate at full capacity. We have taken action to ensure this does not occur again by increasing our inventory of critical spare parts.

     Our contractual range and average sales price per 1,000 U.S. gallons of water sold to Belize Water Services Limited for the three years ended December 31, 2002, 2001 and 2000 are as follows:

                                           2002              2001              2000
                                      ---------------   ---------------   ---------------
                                                   (PER 1,000 U.S. GALLONS)
Average Sales Price.................      $13.07            $13.12            $13.06
Range of Sale Prices................  $13.04 - $14.65   $13.06 - $14.75   $13.06 - $14.67

     Feed water for the reverse osmosis units is drawn from deep wells with associated pumps on the property. Wastewater is discharged into brine wells on the property below the level of the feed water intakes.

     Electricity to our plant is supplied by Belize Electricity Limited. At the plant site, we maintain a diesel driven, standby generator with sufficient capacity to operate our essential equipment during any temporary interruptions in the electricity supply.

  THE GOVERNMENT IN BELIZE, CUSTOMS DUTY, AND TAXES

     Belize (formerly British Honduras) achieved full independence from the United Kingdom in 1981. Today, Belize is a constitutional monarchy with the adoption of a constitution in 1991. Based on the British model with three independent branches, the Queen of England is the constitutional head of state, represented by a Governor General in the government. A prime minister and cabinet make up the executive branch, while a 29 member elected House of Representatives and a nine member appointed Senate form a bicameral legislature. The cabinet consists of a prime minister, other ministers and ministers of state who are appointed by the Governor-General on the advice of the Prime Minister, who has the support of the majority party in the House of Representatives. Belize is an English common law jurisdiction with a Supreme Court, Court of Appeals and local Magistrate Courts.

     The Government of Belize has exempted Belize Water Limited from all import duties and stamp taxes until January 28, 2005, and company taxes until January 28, 2006. While the Government of Belize confirmed its commitment in a letter dated June 29, 1992 from the Financial Secretary of Belize to support all future applications for extensions or additional tax exemptions for the life of the water supply contract, future exemptions must be approved by the Belizean legislature and we cannot give any assurance that we will be granted any further tax exemptions after January 28, 2006.

BAHAMAS OPERATIONS

     In 2000, we entered into a water supply agreement with South Bimini International Ltd., a company incorporated in the Commonwealth of Bahamas, and on July 11, 2001 we began to provide potable water from one reverse osmosis seawater conversion plant in Bimini, Bahamas capable of producing 115,000 U.S. gallons per day. Potable water is supplied to the marina and condominium development, Bimini Sands Resort and Bimini Beach Hotel, a 40 room hotel. The developer of the Bimini Sands Resort has developed half of a 150-slip marina and constructed 72 condominium units, and plans to construct a further 138 condominium units. We are not currently aware of any time schedule by the developer for the completion of the additional 138 condominium units. Under our agreement, South Bimini International Ltd. is committed to pay for a minimum of 3,000 U.S. gallons of water per customer per month (36,000 U.S. gallons per customer per year) on a take or pay basis in relation to the Bimini Sands Resort. The price of water supplied is adjusted for inflation annually based on Bahamian and U.S. government indices, and adjusted monthly for changes in the cost of electricity. During 2002, we supplied South Bimini International Ltd. with 4.5 million U.S. gallons of water.

     Our contractual range and average sales price per 1,000 U.S. gallons of water sold to South Bimini International Ltd. for the two years ended December 31, 2002 and 2001 are as follows:

                                                           2002              2001
                                                      ---------------   ---------------
                                                          (PER 1,000 U.S. GALLONS)
Average Sales Price.................................      $26.32            $26.32
Range of Sale Prices................................  $14.66 - $26.32   $14.66 - $26.32

     By April 30, 2003 or such later date as agreed to by the parties, we expect to acquire a controlling interest in Waterfields Company Limited and continue selling desalinated seawater on a take or pay basis to the Water & Sewerage Corporation of the Bahamas under a long-term build, own and operate supply agreement. The variable elements for direct and indirect costs are changed each year based on a variety of local and internationally published cost and price indices.

     Feed water for the reverse osmosis units is drawn from deep wells with associated pumps on the property. Wastewater is discharged into brine wells on the property below the level of the feed water intakes.

     Electricity to our plants is supplied by Bahamas Electricity Corporation. At the Bimini plant site, we maintain a diesel driven, standby generator with sufficient capacity to operate our distribution pumps and other essential equipment during any temporary interruptions in the electricity supply.

  THE GOVERNMENT IN THE BAHAMAS, CUSTOMS DUTY, AND TAXES

     The Bahamas gained independence from the United Kingdom in 1973 and since that time has enjoyed a constitutional parliamentary democracy. The Bahamas are a member of the Commonwealth of Nations, and as such the Queen of England is the constitutional head of state. The Governor-General serves as the Queens formal representative in the Bahamian government. The executive branch is made up of the Prime Minister and cabinet appointees. The cabinet must be made up of nine ministers inclusive of the Prime Minister and the Attorney General. The legislator is a bicameral parliament consisting of the Senate (16 member body), and a lower legislative House of Assembly (40 member body). The basis of Bahamian law and legal system is the English common law tradition with a Supreme Court, Court of Appeals, and a Magistrate court. Justices of the Supreme Court, Justices of the Court of Appeals and Magistrates are all appointed by the Governor-General upon the recommendation of the Prime Minister.

     We have not been granted any tax exemptions for our Bahamian operations. We believe that we may be subject to tax ranging from 1% to 2% of the gross revenues generated by our Bahamian operations. We are currently reviewing the matter with our Bahamian attorneys. We did not pay any tax to the Bahamian government during 2002 or 2001, other than National Insurance Board tax on our employee. We estimate our potential tax liability based on our 2002 and 2001 gross revenues to be less than $3,000.

BRITISH VIRGIN ISLANDS OPERATIONS

     On February 7, 2003, we began operations in the British Virgin Islands when we completed our transaction with Transcontinental Finance Corporation Ltd. and North American Mortgage & Finance Corporation to purchase, 50% of the issued and outstanding voting stock, certain profit sharing rights and all of the non-voting shares of Ocean Conversion (BVI) Ltd. Ocean Conversion (BVI) Ltd. supplies desalinated water produced from its Baughers Bay desalination plant in Tortola, British Virgin Islands, to the British Virgin Islands Water and Sewerage Department pursuant to the terms of a water supply agreement.

     Ocean Conversion (BVI) Ltd.'s Baughers Bay plant currently has a capacity of 1.2 million U.S. Gallons per day, although a current expansion project will enable the plant to produce up to 1.6 million U.S. Gallons per day. The plant is dual-train seawater reverse osmosis plant with an advanced energy recovery system. Ocean-Conversion (BVI) Ltd. generates its own electrical power on site using a large Caterpillar diesel driven generator unit. Ocean Conversion (BVI) Ltd. also purchases electricity from the BVI Electric Co. to power ancillary equipment and provide building lighting.

     Ocean Conversion (BVI) Ltd. believes that the current water supply agreement with the British Virgin Islands Water and Sewerage Department was automatically extended on May 31, 1999 to May 31, 2006 when the British Virgin Islands Water and Sewerage Department did not make a buyout payment to Ocean Conversion (BVI) Ltd. as required under the water supply agreement. The British Virgin Islands Water and Sewerage Department, however, has taken the position, that the agreement is in force on a month-to-month basis as the parties are currently negotiating to extend the contract for 15 years at a lower cost to the British Virgin Islands Water and Sewerage Department.

     DesalCo Limited provides a Vice President and Chief Executive Officer as well as other management and engineering services to Ocean Conversion (BVI) Ltd. in the form of accounting services, personnel management and plant management for a monthly fee of $16,639. DesalCo Limited also receives a bonus of 4% of the annual net operating income of Ocean Conversion (BVI) Ltd.

     Under the Articles of Association of Ocean Conversion (BVI) Ltd., we are able to appoint three of the six directors of the company. Sage Water Holdings
(BVI) Ltd., which owns the remaining 50% of the issued and outstanding voting shares, is entitled to appoint the remaining three directors. If there is a tied vote on any matter, the President of the Caribbean Water and Wastewater Association will be entitled to appoint a junior director to break the tie.

  THE GOVERNMENT IN THE BRITISH VIRGIN ISLANDS AND CUSTOMS, DUTIES AND TAXES

     The British Virgin Islands is an Overseas Territory of the United Kingdom that was first settled by the Dutch in 1648 and annexed by the British in 1672. It adopted a constitution in 1977 and is now a constitutional democracy with three branches of government: the Executive Council, the Judiciary and the Legislative Council. Executive authority is vested in the Queen of England, exercised through her representative, the Governor. The Governor has responsibility for the courts, public service, police, and foreign affairs and full policy-making authority. The Governor is not a member of the Executive Council but receives assistance with the day-to-day operations of the government. The Executive Council is made up of various members of the legislature. The Parliament or Legislative Council is made up of (13) thirteen seats with members elected by popular vote, serving five-year terms. The British Virgin Islands are an English common law jurisdiction with a Supreme Court, Court of Appeals and Magistrates Court.

     The British Virgin Islands imposes a corporate income tax at a rate of 15% of net income. However Ocean Conversion (BVI) Ltd. received an exemption, under the water supply agreement with the British Virgin Islands government, from all taxes, duties, levies and impositions on items which it imports for the Baugers Bay plant.

BARBADOS OPERATIONS

     On February 7, 2003, we acquired all of the issued and outstanding stock of DesalCo Limited. DesalCo Limited owns all of the issued and outstanding stock of DesalCo (Barbados) Ltd., a Barbados company, which operates a desalination plant for Sandy Lane Properties Ltd. in St. James, Barbados. As a result of our acquisition of DesalCo Limited, we acquired its wholly owned subsidiary, DesalCo (Barbados) Ltd.

     Under the terms of a supply agreement and operating agreement with Sandy Lane Properties Ltd., DesalCo Limited constructed and operates a seawater desalination plant, which provides irrigation water for several golf courses on the Sandy Lane Resort in St. James, Barbados. The plant and property are owned by Sandy Lane Properties Ltd. and DesalCo Limited operates the plant under the terms of a five-year operating agreement, which expires in January 2006. Sandy Lane Properties Ltd. has the option to cancel the operating agreement with three months prior notice to DesalCo Limited, subject to certain penalties for early termination of the operating agreement. The operating agreement was assigned to DesalCo Limited's wholly owned subsidiary, DesalCo (Barbados) Ltd., in January 2001 and DesalCo (Barbados) Ltd. pays a monthly assignment fee to DesalCo Limited equal to 8% of the gross revenue received under the operating agreement. DesalCo Limited also provides certain engineering services and pays a portion of the plant manager's salary in exchange for a management fee of approximately $ 14,000 per month and reimbursement of expenses.

  THE GOVERNMENT IN BARBADOS AND CUSTOMS, DUTIES AND TAXES

     Barbados is an independent island nation that was initially occupied by the British in 1627. It remained a British colony until 1961 when it was granted internal autonomy. Barbados gained full independence in 1966 but remains a member of the British Commonwealth that appoints the Governor General. The Governor General appoints members of the cabinet with the advice of the prime minister. The parliament consists of the senate whose 21 members are appointed by the Governor General and the assembly whose 28 members are popularly elected. Barbados is an English common law jurisdiction with a Supreme Court.

     The net income of DesalCo (Barbados) Ltd. is subject to a 40% Barbados corporate tax, and all dividend payments and supplier payments are subject to a Barbados withholding tax of 15%. All customs duties due on parts and equipment for the plant and value added taxes are paid by Sandy Lane Properties Ltd.

GOVERNMENT REGULATION

     In the Cayman Islands, we are regulated by the Water Authority-Cayman on behalf of the Cayman Islands Government and believe that our operations comply with all local laws and regulations.

     We have been advised by our attorney in Belize that we may require a license from the Government of Belize under the Water Industry Act 2001 in relation to our water sales agreement with Belize Water Services Ltd. We are currently reviewing our obligations under this new legislation, which was enacted to facilitate the privatization of the government Water and Sewerage Authority in February 2001. Our Belize operations are regulated by the terms and conditions of our water supply agreement with Belize Water Services Ltd. However, the new Water Industry Act 2001 requires all water service providers to obtain a license from the Public Utilities Commission, which was created under the Water Industry Act 2001. The Public Utilities Commission has the power to set the terms and conditions on which all water services in Belize are provided to the public. The Water Industry Act 2001 also contains certain savings for operations which were in existence before the new law was enacted, which we believe may apply to our operations. To date we have not been advised by any government entity that we require such a license, and do not foresee any difficulty or significant additional costs in obtaining a license if necessary. We believe that our operations in Belize comply with all other local laws and regulations.

     We believe that our operations in the Bahamas, the British Virgin Islands and Barbados comply with all local laws and regulations, and we are currently reviewing our Bahamian tax status as disclosed above.

MARKET AND SERVICE AREA

     Although we are currently only operating in the Cayman Islands, Belize, Barbados, the British Virgin Islands and the Bahamas, we believe that our potential market consists of any location where there is a need for potable water. The desalination of seawater, either through distillation or reverse osmosis, is the most widely used process for producing fresh water in areas with an insufficient natural supply. We believe our experience in the development and operation of distillation and reverse osmosis desalination plants as well as our exclusive rights in the Caribbean to the DWEER(TM) energy recovery systems provides us with a significant opportunity to successfully expand our operations beyond the markets in which we currently operate.

     Prior to our acquisition of Ocean Conversion (Cayman) Limited in February 2003, the market that we serviced under our exclusive license in the Cayman Islands consisted of Seven Mile Beach and West Bay, Grand Cayman, two of the three most populated areas in the Cayman Islands. The Cayman Islands Government, through Water Authority-Cayman, supplies water to parts of Grand Cayman, which are not within our licensed area, as well as to Little Cayman and Cayman Brac. As a result of our acquisition of Ocean Conversion (Cayman) Limited, we operate all the reverse osmosis desalination plants of Water Authority-Cayman on Grand Cayman and supply water under licenses and supply agreements held by Ocean Conversion (Cayman) Limited with Water-Authority Cayman.

     According to the most recent figures published by the Economics and Statistics Office of the Cayman Islands Government, the population of the Cayman Islands was approximately 39,410 in 1999. The figures published by the Cayman Islands Government Department of Tourism show that for the year ended December 31, 2002 the tourist air arrivals decreased 9.4% and tourists cruise ship arrivals increased 29.63% from the prior year. Total visitors increased to 1.6 million persons for the year ended December 31, 2002 from 1.2 million during the year ended December 31, 2001.

     During 2002, construction continued slowly within our franchise area on the 360-room Ritz Carlton Hotel, condominiums and golf course development, but construction activity has become more active with the award of a general construction contract to a large construction company from the United States. The developer of this project has announced an anticipated completion date of late 2003. We are not currently aware of any similar large developments in the final planning stages or under construction within our service area in the Cayman Islands.

     During 2002, the government of the Cayman Islands amended the Development and Planning Law to permit construction of buildings up to seven stories in certain zones within our franchise area, including commercial and hotel zones. Previously, buildings in these zones were only permitted to be built to five stories. We believe that this change in the law will facilitate the development of certain properties within our franchise area that may have otherwise not developed under the old height restrictions.

     Our current operations in Belize are located on Ambergris Caye, which consists of residential, commercial and tourist properties in the town of San Pedro. This town is located on the southern end of Ambergris Caye. Ambergris Caye is one of many islands located east of the Belize mainland and off the southeastern tip of the Yucatan Peninsula. Ambergris Caye is approximately 25 miles long and, according to the Belize National Population Census 2000, has a population of about 4,500 residents, which has increased approximately 144% over the past ten years. We provide bulk potable water to Belize Water Services Limited which distributes this water to this market. Belize Water Services Limited currently has no other source of potable water on Ambergris Caye.

     A 185 mile long barrier reef, which is the largest barrier reef in the Western Hemisphere, is situated just offshore of Ambergris Caye. This natural attraction is rapidly becoming a choice destination for scuba divers and tourists. According to information published by the Belize Trade and Investment Development Service, tourism is Belize's second largest source of foreign income, next to agriculture.

     Our current operations in the Bahamas are located on South Bimini Island and in New Providence. The Bimini Islands consist of North Bimini and South Bimini, and are two of 700 islands which comprise the Bahamas. The Bimini Islands are located approximately 50 miles east of Ft. Lauderdale, Florida and are a premier destination for sport fishing enthusiasts. The population of the Bimini Islands is approximately 1,600 persons and the islands have about 200 hotel and guest rooms available for tourists. The total land area of the Bimini Islands is approximately 9 square miles.

     New Providence, Lyford Caye and Paradise Island, connected by several bridges, are located approximately 150 miles east southeast of the Bimini Islands. With an area of 151 square miles and a population of approximately 211,000, Nassau is the political capital and the commercial hub of the Bahamas. As the largest city with its famed Cable Beach, it accounts for more than two-thirds of the four million tourists who visit the Bahamas annually.

     The British Virgin Islands, like the Cayman Islands, are an Overseas Territory of the United Kingdom and are situated east of Puerto Rico. They consist of 16 inhabited and more than 20 uninhabited islands, of which Tortola is the largest and most populated island. The islands are the center for many large yacht-chartering businesses.

     Barbados, located northeast of Venezuela between the Caribbean Sea and the North Atlantic Ocean, is an independent sovereign nation member of the British Commonwealth. It has a population of approximately 277,000 and was traditionally known for its cultivation of sugar cane. More recently, the economy has diversified to include tourism and light manufacturing.

     We have historically focused on the English speaking Caribbean basin and adjacent areas as our primary market because:

     - many of these areas have little or no naturally occurring fresh water,

     - limited local regulations and taxes in the Caribbean basin and adjacent areas allow for higher returns than more highly regulated countries, and

     - these areas contain a greater proportion of tourist properties, which historically generate higher volume sales than residential properties.

GROWTH STRATEGY

     Our strategy is to provide water services in areas where the supply of potable water is scarce. We have focused on the Caribbean basin and adjacent areas as our principal market because these areas have: little or no naturally occurring fresh water; limited local regulations and taxes allow for higher returns than most highly regulated countries; a large proportion of tourist properties, which historically have generated higher volume sales than residential properties.

     To execute this strategy, we plan to grow our business by:

     - continuing to develop our production and distribution infrastructure and providing high quality potable water to our licensed area in the Cayman Islands;

     - expanding our existing operations in Belize, Barbados, the British Virgin Islands and the Commonwealth of the Bahamas;

     - extending our operations to other markets outside our current areas of operation where there is a need for potable water; and

     - broadening our existing and future operations into complimentary services.

REVERSE OSMOSIS TECHNOLOGY

     The conversion of saltwater to potable water is called desalination. There are two primary forms of desalination: distillation and reverse osmosis. Both methods are used throughout the world and technologies are improving to lower the costs of production. Reverse osmosis is a separation process in which the water from a pressurized saline solution is separated from the dissolved material by passing it over a semi-permeable membrane. An energy source is needed to pressurize the saline (or feed) water for pretreatment, which consists of fine filtration and the addition of precipitation inhibitors. Pre-treatment removes suspended solids, prevents salt precipitation and keeps the membranes free of microorganisms. Next, a high-pressure pump enables the water actually to pass through the membrane, while salts are rejected. The feed water is pumped into a closed vessel where it is pressurized against the membrane. As a portion of the feed water passes through the membrane, the remaining feed water increases in salt content. This remaining feed water is discharged without passing through the membrane. As the discharged feed water leaves the pressure vessel, its energy is captured by an energy recovery device which is used to pressurize incoming feed water. The final step is post-treatment, which consists of stabilizing the water, removing hydrogen sulfide and adjusting the pH and chlorination to prepare it for distribution.

     We use reverse osmosis technology to convert seawater to potable water. We believe that this technology is the most effective and efficient conversion process for our market. However, we are always seeking ways to maximize efficiencies in our current processes and to investigate new more efficient processes to convert seawater to potable water. The equipment at our plants is among the most energy efficient available and we monitor and maintain our equipment in an efficient manner. As a result of our years of experience in seawater desalination, we believe that we have an expertise in the development and operation of desalination plants which is easily transferable to locations outside the Cayman Islands.

     In addition, DesalCo Limited, our recently acquired wholly-owned subsidiary, is the exclusive distributor in the Caribbean basin for the DWEER(TM) system produced by DWEER Technology Limited for use in reverse osmosis seawater desalination plants. An advanced energy recovery system, the DWEER(TM) system is utilized to efficiently recover energy from the high-pressure brine that is the by-product of the reverse osmosis desalination process. Unlike pump/turbine systems used in many desalination plants around the world, the DWEER(TM) system recovers nearly 100% of the energy used to pressurize the salinated (or feed) water after pretreatment. As a result, the DWEER(TM) energy recovery system for reverse osmosis seawater desalination plants is one of the most energy efficient systems of its kind. The DWEER(TM) system is used on all desalination plants that DesalCo Limited has designed since 1990. As a result of the completion of the DesalCo Limited acquisition in February 2003, our company has the exclusive distribution rights for the DWEER(TM) system in the Caribbean basin for seven years.

RAW MATERIALS AND SOURCES OF SUPPLY

     All materials, parts and supplies essential to our business operations can normally be obtained from multiple sources, except for the DWEER(TM) energy recovery devices which are exclusively manufactured by DWEER Technology Ltd., and which we use at all of our plants with the exception of the Belize and Britannia plants. We have obtained, through our subsidiary DesalCo Limited, a seven-year exclusive distributorship agreement with DWEER Technology Ltd. for the DWEER(TM) system. We do not manufacture any parts or components for equipment essential to our business. Our access to seawater for processing into potable water is granted through our licenses and contracts with governments of the various jurisdictions in which we have our operations.

LICENSES, FRANCHISES AND CONCESSIONS

     Our exclusive operational license was issued to us by the Cayman Islands government under The Water (Production and Supply) Law of 1979. Unless renewed, the license terminates on July 11, 2010.

     Two years prior to the expiration of the license, we have the right to negotiate with the government to extend the license for an additional term. Unless we are in default under the license, the government may not grant a license to any other party without first offering the license to us on terms that are no less favorable than those which the government offers to a third party.

     We must provide, within our licensed area, any requested piped water service that, in the opinion of the Executive Council of the Cayman Islands government, is commercially feasible. Where supply is not considered commercially feasible, we may require the potential customer to contribute toward the capital costs of pipe-laying. We then repay these contributions to the customer, without interest, by way of a 10% discount on future billings for water sales until this advance in aid of construction has been repaid. We have been installing additional pipeline when we consider it to be commercially feasible, and the Cayman Islands government has never objected to our determination regarding commercial feasibility.

     Under our exclusive license, we pay a royalty to the government of 7.5% of our gross water sales revenue. Other than the selling prices provided in our agreements with the Westin Hotel, the Hyatt Hotel and Britannia Golf Course and SafeHaven Golf Course, the selling price of water under the license varies depending upon the type and location of the customer and the monthly volume of water purchased. The license provides for an automatic adjustment for inflation or deflation on an annual basis, subject to temporary limited exceptions, and an automatic adjustment for the cost of electricity on a monthly basis. The Water Authority-Cayman, on behalf of the government, reviews and approves the calculations of the price adjustments for inflation and electricity costs.

     If we want to adjust our prices for any reason other than inflation or electricity costs, we have to request prior approval of the Executive Council of the Cayman Islands government. If the parties fail to agree, the matter is referred to arbitration. The last such price increase that we requested was granted in full in June 1985.

SEASONAL VARIATIONS IN OUR BUSINESS

     Although, our water sales in the Cayman Islands, Belize and Bimini are seasonal, the variations between the periods are not significant. We normally sell more water during the first and second quarters when greater numbers of tourists are present. Our sales are also affected to some extent by the weather. We sell less water during the third and fourth quarters, which normally experience higher rainfall amounts than other times of the year. We do not believe that our operations in Nassau, Tortola and Barbados will be subject to seasonal variations in demand.

COMPETITION

     We do not compete with other utilities within our licensed area in the Cayman Islands. Although we have been granted an exclusive franchise for our present service area, our ability to expand our service area is limited at the discretion of the government. At the present time, we are the only non-municipal public water utility on Grand Cayman. The Cayman Islands government, through Water Authority-Cayman, supplies water to parts of Grand Cayman which are not within our licensed area.

     On Ambergris Caye in Belize, our water supply contract with Belize Water Services Limited is non-exclusive, and Belize Water Services Limited may seek contracts with other water suppliers to meet their future needs in San Pedro, Ambergris Caye, Belize. There are many companies throughout the world which provide desalination equipment and turnkey water supply contracts, including Ionics Inc. and Vivendi. We expect to compete with these companies and others for any future contracts in Belize.

     On South Bimini Island in the Bahamas, we supply water to a private developer and do not have competitors. AquaDesign, an Ionics Inc. company, operates a seawater desalination plant on North Bimini Island. We can expect that AquaDesign and Vivendi will compete with us for future water supply agreements with the Bahamian government on New Providence, Bahamas following our acquisition of Waterfields Company Limited.

     AquaDesign operates seawater desalination plants in West End, Tortola and on Virgin Gorda in the British Virgin Islands and generally bids against Ocean Conversion (BVI) Ltd. for projects. There are currently water shortages in certain areas of Tortola, particularly on the eastern end of the island, and we believe that additional desalination plants will be required to alleviate these shortages. Ocean Conversion (BVI) Ltd. is currently examining the feasibility of constructing a seawater desalination plant in East End, Tortola and has purchased a small plant for installation in Jost Van Dyke, a small island northwest of Tortola.

     DesalCo (Barbados) Ltd., the wholly-owned subsidiary of DesalCo Limited, operates a seawater desalination plant which provides irrigation water for several golf courses on the Sandy Lane Resort in St. James, Barbados. Ionics Inc. competed with us for this operating agreement. We expect that Ionics and other companies of comparable size and financial resources will compete with us for future agreements with the Sandy Lane Resort as well as any other agreements which we may seek in Barbados.

     To implement our growth strategy outside our existing operating areas, we will have to compete with companies such as Ionics Inc. and Vivendi. These companies, among others, currently operate in areas in which we would like to expand our operations. These companies already maintain world-wide operations and have greater financial, managerial and other resources than our company. We believe that our low overhead costs, knowledge of local markets and conditions, exclusive rights in the Caribbean to the DWEER(TM) energy recovery system and our efficient manner of operating desalinated water production and distribution equipment will provide us competitive advantage on projects, ranging in size up to 5 million U.S. gallons per day, in the Caribbean basin and surrounding areas.

ENVIRONMENTAL MATTERS

     With respect to our Cayman Islands operations, although not required by local government regulations, we operate our water plants in accordance with guidelines of the Cayman Islands Department of Environment. Under these guidelines, our plants may not have emissions of hydrogen sulfide at levels greater than 20 milligrams per liter at the exit of the air scrubbers. We are licensed by the government to discharge concentrated seawater, which is a by-product of our desalination process, into deep disposal wells.

     Our Cayman Islands license requires that our potable water quality meet the World Health Organization's Guidelines for Drinking Water Quality. On February 1, 2003, we entered into a license amendment with the government under which we are required by October 1, 2003 to improve the aesthetic quality of our potable water supply in our licensed area to the same quality as that supplied by Ocean Conversion (Cayman) Limited to Water Authority-Cayman. We will improve our water's aesthetic quality by reducing the total dissolved solids in the potable water supply to less than 200 parts per million. We anticipate making capital expenditures of approximately $500,000 on new plant and equipment and increasing operating costs by approximately 1% in the first full year. In addition, noise levels at our plants cannot exceed the standards established by the U.S. Occupational Safety and Health Act. To date, we have not received any complaints from any regulatory authorities concerning hydrogen sulfide emissions.

     With respect to our Belize, Bahamas and British Virgin Islands operations, we are required by our water supply contracts to take all reasonable measures to prevent pollution of the environment. We are licensed by the Belize, Bahamian and British Virgin Islands governments to discharge concentrated seawater, which is a by-product of our desalination process, into deep disposal wells. We operate our plants in a manner so as to minimize the emission of hydrogen sulfide gas into the environment. We are not aware of any existing or pending environmental legislation which may affect our operations in Belize, the Bahamas and the British Virgin Islands. To date we have not received any complaints from any regulatory authorities regarding hydrogen sulfide gas emission, nor any other matter relating to operations.

     In Barbados we provide potable water to Sandy Lane Properties Ltd. We are not aware of any existing or pending environmental legislation which may affect our operations in Barbados.

EMPLOYEES

     Including employees from our acquisitions in February 2003, we employ 47 persons in the Cayman Islands and six persons in Bermuda, eight of whom are executive and management personnel who have an average of 15 years experience with our company or in a directly related position. Ten employees are engaged in administrative and clerical positions. The remaining staff are engaged in engineering, plant maintenance and operations, pipe laying and repair, leak detection, new customer connections, meter reading and laboratory analysis of water quality. Our staff has significant experience and on average has worked with us for eight years, with three of the employees having worked over 20 years with us. We presently employ six persons in Belize to manage and operate our plant. Waterfields Company Limited presently employs eight persons to operate the plant in New Providence, Bahamas. We directly employ one person in the Bahamas to manage and operate our water plant and distribution system in South Bimini. We presently employ five persons in Barbados to operate the water plant for Sandy Lane Properties. Of the six persons employed in Bermuda, we will relocate three of them to the Cayman Islands in May 2003 and the remaining three employees in Bermuda will be made redundant. Currently, we manage the five employees of Ocean Conversion (BVI) Ltd. in the British Virgin Islands. None of our employees is party to a collective bargaining agreement. We consider our relationship with our employees to be good.

ITEM 2.  PROPERTIES

CAYMAN ISLAND PROPERTIES

  GOVERNOR'S HARBOUR PLANT

     We own our Governor's Harbour plant and the 8,745 square feet of buildings which contain the water treatment facility. The plant is located on 3.2 acres, including 485 feet of waterfront. The current capacity of our Governor's Harbour plant is 1.2 million U.S. gallons per day. The property surrounding the facility has yet to be fully developed, although these areas are being developed for residential and tourist accommodations.

  WEST BAY PLANT

     We own, operate and maintain our West Bay plant in Grand Cayman, which is located on 6.1 acres in West Bay. The plant began operating on June 1, 1995 and was expanded in February 1998 and again in February 2000. On this site, we have a 2,600 square foot building which houses our water production facilities, a 2,400 square foot building which houses the potable water distribution pumps, a water quality testing laboratory, office space and water storage capacity consisting of three 1.0 million U.S. gallon potable water tanks. The current capacity of our West Bay plant is 710,000 U.S. gallons per day.

  BRITANNIA PLANT

     On February 1, 2002, we purchased the Britannia plant in Grand Cayman, which consists of four seawater reverse osmosis production units with a combined nominal production capacity of 440,000 U.S. gallons of water per day, an 840,000 U.S. gallon bolted steel water tank, potable water high service pumps, and various ancillary equipment to support the operation. We have entered into a lease of the 0.73 acre site and steel frame building which houses the plant, from Cayman Hotel and Golf Inc., for a term of 25 years at an annual rent of $1.00.

  DISTRIBUTION SYSTEM

     We own our Seven Mile Beach and West Bay potable water distribution systems in Grand Cayman. The combined systems consist of approximately 66 miles of polyvinyl chloride and polyethylene water pipes, valves, curb stops, meter boxes, and water meters installed in accordance to accepted engineering standards in the United States of America.

  LEASED PROPERTIES

     In addition to the properties where our water plants are located, we lease approximately 3,200 square feet of space for our executive offices at Trafalgar Place, West Bay Road, Grand Cayman, Cayman Islands. We have an annual lease expiring on January 31, 2004, with a yearly extension provision until January 31, 2005, on this property.

  OPERATIONS ACQUIRED AS A RESULT OF OUR RECENT ACQUISITION OF OCEAN CONVERSION (CAYMAN) LIMITED

     We recently completed a transaction with Transcontinental Finance Corporation Ltd. and North American Mortgage & Finance Corporation in which we purchased all of the voting stock and certain profit sharing rights relating to Ocean Conversion (Cayman) Limited, a Cayman Islands company, and 50% of the issued and outstanding voting stock and certain profit sharing rights relating to Ocean Conversion (BVI) Ltd., a British Virgin Islands company. Simultaneously with the completion of this transaction, we also purchased all of the issued and outstanding stock of DesalCo Limited from William and Margaret Andrews. As a result of these two transactions, we own 100% of the voting and non-voting stock of Ocean Conversion (Cayman) Limited as well as all of the profit sharing rights relating to Ocean Conversion (Cayman) Limited.

     Following completion of our acquisition of all of the outstanding stock of each of DesalCo Limited and Ocean Conversion (Cayman) Limited, we assumed operational control over four water production plants in the Cayman Islands, one of which we already owned, but had contracted with Ocean Conversion (Cayman)

Limited to operate until December 2004. The following table provides additional information about each of these plants and their current operations:

                                               CONTRACT/LICENSE        WATER          OWNERSHIP OF
PLANT                            CUSTOMER      EXPIRATION DATE       PRODUCTION         PROPERTY
-----                         --------------   ----------------   ----------------   --------------
Red Gate Road, Grand              Water         November 30,      1.3 million U.S.       Water
  Cayman....................    Authority-          2008          gallons per day      Authority-
                                  Cayman                                              Cayman upon
                                                                                     expiration of
                                                                                        license
Governor's Harbour, Grand      Consolidated     December 31,      1.2 million U.S.    Consolidated
  Cayman....................  Water Co. Ltd.        2004          gallons per day    Water Co. Ltd.
Lower Valley, Grand Cayman..      Water        March 9, 2006        792,000 U.S.         Water
                                Authority-                        gallons per day      Authority-
                                  Cayman                                              Cayman upon
                                                                                     expiration of
                                                                                        license
Red Gate II Grand Cayman....      Water         November 30,        792,000 U.S.         Water
                                Authority-          2009          gallons per day      Authority-
                                  Cayman                                              Cayman upon
                                                                                     expiration of
                                                                                        license

  RED GATE ROAD PLANT

     Under the terms of the water production and supply license between Ocean Conversion (Cayman) Limited and the government of the Cayman Islands, Ocean Conversion (Cayman) Limited is allowed to use the property on which the plant is located to produce approximately 1.3 million U.S. gallons of desalinated water per day for sale to the Water Authority-Cayman. Ocean Conversion (Cayman) Limited owns all of the buildings, equipment feed water wells and brine disposal wells with the exception of the piping from the wells to the plant (including feed water and brine disposal) and the main electrical service disconnect, both of which are owned by Water Authority-Cayman. The property on which the plant is located is also owned by Water Authority-Cayman. The plant was originally powered only by electricity, but was upgraded in 1994 to include diesel driven high-pressure pumps. The original electric driven pumps are still in place as backups, although the electric pumps alone are not capable of powering the plant at the full production rate. Upon expiration of the water production and supply license, as extended, Water Authority-Cayman will take possession of the plant for no consideration. This license was extended in November 2001 for a period of seven years and no further extension options are included in the present license.

  GOVERNOR'S HARBOUR PLANT

     Ocean Conversion (Cayman) Limited uses the Governor's Harbour Plant to produce approximately 1.2 million U.S. gallons of desalinated water per day for sale to us under the terms of a water purchase agreement. We own the property on which the plant is located, the building, the desalination equipment, feed water wells and brine disposal wells. The plant was originally powered by multi-stage centrifugal high-pressure pumps, but was upgraded in 1995 to include positive displacement high-pressure pumps. The original centrifugal pumps are still in place as backups, although they are not capable of powering the plant at the full production rate without the positive displacement high-pressure pumps. The water purchase agreement was cancelled on completion of our acquisition of Ocean Conversion (Cayman) Limited.

  LOWER VALLEY PLANT

     Ocean Conversion (Cayman) Limited provided the plant and equipment to Water Authority-Cayman under a seven-year vendor-financed sale and operating agreement. Ocean Conversion (Cayman) Limited operates the electrically-powered 850,000 U.S. gallons per day rated plant and supplies approximately 792,000

U.S. gallons of desalinated water per day to Water Authority-Cayman. Ocean Conversion (Cayman) Limited leases the property on which the plant is located from Water Authority-Cayman for a minimal annual rent for the duration for the sale and operating agreement, which expires on March 9, 2006, but which contains a provision to extend the operating portion of the agreement for an additional period of seven years. Responsibility for operation of the plant passes to Water Authority-Cayman upon expiration of the lease-purchase and operating agreement. No further expansions of the plant are possible due to the restrictive size of the site and special considerations related to the feed water and brine disposal wells.

  RED GATE II PLANT

     Construction of this plant commenced in June 2002 and was completed in November 2002. Ocean Conversion (Cayman) Limited provided the plant and equipment to Water Authority-Cayman under a seven-year vendor-financed sale and operating agreement. Ocean Conversion (Cayman) Limited operated the electrically powered plant and supplied approximately 792,000 U.S. gallons of desalinated water per day to Water Authority-Cayman. Ocean Conversion (Cayman) Limited leases the property on which the plant is located from Water Authority-Cayman for a minimal annual rent, for the duration of the sale and operating agreement. Responsibility for operation of the plant passes to Water Authority-Cayman upon expiration of the sale and operating agreement in November 2009.

  MANAGEMENT SERVICES AGREEMENT

     DesalCo Limited provides a managing director as well as management and engineering services for each of the plants operated by Ocean Conversion (Cayman) Limited for a monthly fee of $30,900. The services include high-level management support, audit coordination, personnel management and plant management and maintenance. DesalCo Limited also purchases various parts and materials for Ocean Conversion (Cayman) Limited at a specified mark-up of 10%, and provides design services for new plants at a rate of 13% of the project costs. DesalCo Limited also receives a bonus of 4% of the annual net operating income of Ocean Conversion (Cayman) Limited. We do not currently expect to change the contractual arrangements between DesalCo Limited and Ocean Conversion (Cayman) Limited as a result of the acquisition of these companies.

BELIZE PROPERTIES

     We own our San Pedro water production facility in Ambergris Caye, Belize. The plant consists of a one story concrete block building, which contains a seawater RO water production plant with a production capacity of 420,000 US gallons per day. We lease from the Government of Belize at an annual rent of BZ$1.00, the parcel of land on which our plant is located. The lease commenced on April 27, 1993 and the term is for 18 years.

BAHAMAS PROPERTIES

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted during the fourth quarter of the fiscal year covered by this Annual Report to a vote of security holders, through the solicitation of proxies or otherwise.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

     Our ordinary shares of common stock ("ordinary shares") are listed on the Nasdaq National Market and trade under the symbol "CWCO". Our ordinary shares are not traded on any market other than the Nasdaq National Market. Listed below, for each quarter of the last two fiscal years, are the high and low closing bid prices for the ordinary shares on the Nasdaq National Market.

                                                               HIGH     LOW
                                                              ------   ------
First Quarter 2001..........................................  $ 9.50   $ 6.88
Second Quarter 2001.........................................    9.82     8.19
Third Quarter 2001..........................................   11.72     8.90
Fourth Quarter 2001.........................................   11.90    10.00

First Quarter 2002..........................................   14.75    11.49
Second Quarter 2002.........................................   15.10    13.13
Third Quarter 2002..........................................   15.20    11.24
Fourth Quarter 2002.........................................   14.74    11.58

     The high and low closing bid prices in the table reflect interdealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

     There is no trading market for our redeemable preferred shares, which are only issued to, or purchased by, long-term employees of our company and which must be held by these employees for a period of four years before they vest.

     On December 31, 2002, we issued options to purchase an additional 97,678 ordinary shares having an exercise price of $11.93 to three directors and one executive officer. These options are exercisable until March 18, 2006. The options issued on December 31, 2002 were exempt from registration under Regulation S promulgated under the Securities Act of 1933 because the options were offered and sold outside of the United States to non-U.S. persons, as defined in Regulation S. All of the options were issued as consideration for services that the directors and the executive officer provided to us during fiscal year 2002.

HOLDERS

     On March 18, 2003, we had 577 holders of record of our ordinary shares.

DIVIDENDS

     We have paid cash dividends on our ordinary shares since 1985. The board of directors' policy is to pay cash dividends out of accumulated profits on a quarterly basis, if funds are available. Our board of directors have established a policy, although not a binding obligation, that, subject to annual review by the board of directors, our company will maintain a dividend pay-out ratio in the range of 50% to 60% of net income. Our payment of any future cash dividends, however, will still depend upon our earnings, financial condition, capital demand and other factors, including the condition in our loan agreement with Scotiabank (Cayman Islands) Ltd. that dividends be paid from current cash flow. The board of directors declares and approves all interim dividends. It is a requirement of our Articles of Association for the board of directors to seek shareholder approval of the final dividend, if any, at the annual meeting of our shareholders.

     Listed below, for each quarter of the last two fiscal years, is the amount of interim dividends, in U.S. dollars, declared on our issued and outstanding ordinary shares and redeemable preferred shares. No final dividend was declared during the last two fiscal years.

First Quarter 2001..........................................   $ 0.10   Per Share
Second Quarter 2001.........................................     0.10   Per Share
Third Quarter 2001..........................................     0.10   Per Share
Fourth Quarter 2001.........................................     0.10   Per Share

First Quarter 2002..........................................    0.105   Per Share
Second Quarter 2002.........................................    0.105   Per Share
Third Quarter 2002..........................................    0.105   Per Share
Fourth Quarter 2002.........................................    0.105   Per Share

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

TAXATION

     The Cayman Islands presently impose no taxes on profit, income, distribution, capital gains, or appreciations of our company and no taxes are currently imposed in the Cayman Islands on profit, income, capital gains, or appreciations of the holders of our securities or in the nature of estate duty, inheritance, or capital transfer tax. There is no income tax treaty between the United States and the Cayman Islands.

     As discussed in Part I, Item 1, we were subject in the Cayman Islands to a stamp tax when our shares are transferred. On January 31, 2003, Cayman Water Company Limited, our wholly-owned subsidiary, obtained an exemption from this tax from the government of the Cayman Islands. We have notified the Cayman Islands government that this exemption from taxation was issued to the wrong company. As of the date of this Annual Report, we have not received notice that the Cayman Islands government has reissued the exemption to our company, but we expect this to occur within the near future.

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

     The consolidated financial statements include the accounts of our wholly-owned subsidiaries Belize Water Limited, Cayman Water Company Limited and Hurricane Hide-A-Way Ltd. The operating results of Belize Water Limited have been included in the financial statements since the date of the acquisition on July 21, 2000. All inter-company balances and transactions have been eliminated.

     Set forth below is selected financial data based upon our consolidated financial statements, which does not reflect the acquisitions completed on February 7, 2003. The table contains information, expressed in US dollars, derived from our audited consolidated financial statements for the five-year period ended December 31, 2002. This selected financial data should be read in conjunction with the more detailed financial statements and related notes thereto contained elsewhere in this Annual Report. The audited consolidated financial statements for the years ended December 31, 1999 and 1998 and accountant's reports thereon are not included in this Annual Report.

                                                              YEAR ENDED DECEMBER 31,
                                        -------------------------------------------------------------------
                                           2002          2001          2000          1999          1998
                                        -----------   -----------   -----------   -----------   -----------
STATEMENT OF INCOME DATA:
  Water Sales.........................  $11,910,720   $11,026,923   $ 9,576,959   $ 7,936,118   $ 7,925,232
  Net Income (1)......................    2,576,310     2,764,573     2,404,820     1,569,717     1,451,933
BALANCE SHEET DATA:
  Total Assets........................   25,507,637    22,721,178    21,845,672    16,431,321    15,594,021
  Long Term Debt Obligation...........    2,074,609     1,213,804     1,131,986     1,926,786     2,470,112
  Long Term Purchase Obligation.......           --            --            --            --       320,141
  Redeemable preferred stock..........       23,688        30,234        40,361        49,270        52,686
DIVIDENDS DECLARED PER SHARE..........         0.42          0.40          0.34          0.20          0.19
BASIC EARNINGS PER SHARE..............         0.65          0.71          0.68          0.51          0.47
BASED ON NUMBER OF SHARES.............    3,969,861     3,897,969     3,532,501     3,044,293     3,055,845
DILUTED EARNINGS PER SHARE............         0.63          0.69          0.67          0.49          0.45
BASED ON WEIGHTED NUMBER OF SHARES....    4,087,532     3,999,691     3,616,271     3,188,048     3,191,583

---------------

(1) Net Income represents income after a cumulative change in accounting principle in 1999 of $117,576 as Statement of Position 98-5 "Reporting on the Costs of Start-Up Activities" requires start up costs to be expensed as incurred rather than deferred.

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

     Our business operations and activities after our acquisitions in February 2003, are conducted in five countries: the Cayman Islands, Belize, Barbados, the British Virgin Islands and the Bahamas. The recent acquisitions increase our daily water production capacity in the Cayman Islands and the Bahamas and expand our geographic presence to include Barbados and the British Virgin Islands.

                OPERATIONS BEFORE AND AFTER RECENT ACQUISITIONS

   OPERATIONS BEFORE RECENT ACQUISITIONS            OPERATIONS AFTER RECENT ACQUISITIONS
--------------------------------------------   -----------------------------------------------
LOCATION                  PLANTS   CAPACITY*   LOCATION                     PLANTS   CAPACITY*
--------                  ------   ---------   --------                     ------   ---------
Cayman Islands..........    3         2.4      Cayman Islands............      6        5.3
Bahamas.................    1         0.1      Bahamas...................      2        2.7
Belize..................    1         0.4      Belize....................      1        0.4
                                               Barbados..................      1        1.3
                                               British Virgin Islands....      1        1.2
Total...................    5         2.9      Total.....................     11       10.9

---------------

* Million U.S. gallons of water per day.

CAYMAN ISLANDS

     We have been operating our business on Grand Cayman Island since 1973 and have been using RO technology to convert seawater to potable water since 1989. There is a limited natural supply of fresh water on the Cayman Islands. We currently have an exclusive license from the Cayman Islands government to process potable water from seawater and then sell and distribute that water by pipeline to Seven Mile Beach and West Bay, Grand Cayman. Prior to our acquisition of Ocean Conversion (Cayman) Limited, our Cayman Islands operations consisted of three reverse osmosis seawater conversion plants in Grand Cayman: the Governor's Harbour plant, the West Bay plant and the Britannia plant. The combined capacity of these plants is 2.4 million U.S. gallons per day. Our pipeline system in the Cayman Islands covers the Seven Mile Beach and West Bay areas of Grand Cayman and consists of approximately 65 miles of polyvinyl chloride pipe. Sales in Grand Cayman are made within our licensed area to approximately 3,100 customers. During 2002, we supplied approximately 523 million U.S. gallons of water in Grand Cayman.

     As a result of our recent acquisition of Ocean Conversion (Cayman) Limited, we now operate an additional three reverse osmosis seawater conversion plants in Grand Cayman with a total installed capacity of 2.9 million U.S. gallons per day. Ocean Conversion (Cayman) Limited provides water on a take or pay basis to the Water Authority-Cayman, a government regulatory agency, and to us under various licenses and agreements. Revenues of Ocean Conversion (Cayman) Limited were $6.2 million for the year ended December 31, 2002.

     DesalCo Limited provides management, engineering and construction services for desalination projects and is the exclusive agent for sales of DWEER(TM) energy recovery systems for desalination plants in the Caribbean basin for the next seven years. DesalCo Limited, which is recognized by suppliers as an original equipment manufacturer, also acts as the purchasing agent for all companies affiliated with our company. DesalCo Limited's revenues were $3.4 million for the year ended December 31, 2002.

BELIZE

     Our Belize operation, which was acquired on July 21, 2000, consists of one reverse osmosis seawater conversion plant on Ambergris Caye, Belize, Central America, which is capable of producing 420,000 U.S. gallons per day. We sell water to one customer, Belize Water Services Limited, which then distributes the water through its own distribution system to residential, commercial and tourist properties on Ambergris Caye. During 2002, we supplied approximately 113 million U.S. gallons of water in Belize. Revenues of our wholly owned subsidiary, Belize Water Limited, were $1.5 million for the year ended December 31, 2002.

BAHAMAS

     Prior to our acquisition of operational control of Waterfields Company Limited, our Bahamas operations consisted of one reverse osmosis seawater conversion plant in Bimini, Bahamas. Our Bimini plant is capable of producing 115,000 U.S. gallons per day and provides potable water to Bimini Sands Resort and to the Bimini Beach Hotel. During 2002, we supplied approximately five million U.S. gallons of water in the Bahamas and revenues were $0.1 million for the year ended December 31, 2002. We expect the demand for water from our plant in Bimini to increase as additional phases are completed at the Bimini Sands development.

     As a result of our acquisition of Waterfields Company Limited, we acquired an additional reverse osmosis seawater conversion plant in the Bahamas. Waterfields produces potable water from one reverse osmosis seawater conversion plant in New Providence and has a total installed capacity of 2.64 million U.S. gallons per day. Waterfields Company Limited provides water on a take or pay basis to the Water and Sewerage Corporation of the Bahamas under a long-term build, own and operate supply agreement. Revenues for Waterfields Company Limited were $4 million for the year ended December 31, 2002.

BARBADOS

     The recently acquired Barbados operation consists of one reverse osmosis seawater conversion plant with a capacity of 1.3 million U.S. gallons per day which is operated by DesalCo (Barbados) Ltd., the wholly owned subsidiary of DesalCo Limited. The plant provides water to the Sandy Lane Resort, and during 2002, supplied approximately 393 million U.S. gallons. DesalCo (Barbados) Ltd. had revenues of $0.7 million for the year ended December 31, 2002.

BRITISH VIRGIN ISLANDS

     We recently entered the market in the British Virgin Islands when our wholly-owned subsidiary, DesalCo Limited acquired operational control and shared management control of Ocean Conversion (BVI) Ltd., which produces potable water from one reverse osmosis seawater conversion plant in Tortola, British Virgin Islands. The plant has a total installed capacity of 1.2 million U.S. gallons per day. Ocean Conversion (BVI) Ltd. provides water on a take or pay basis to the Department of Water and Sewerage of the Ministry of Communications and Works under an agreement with the Government of the British Virgin Islands. Ocean Conversion (BVI) Ltd.'s revenues were $5.4 million for the year ended December 31, 2002.

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

     We must provide, within our licensed area, any requested piped water service which, in the opinion of the Executive Council of the Cayman Islands government, is commercially feasible. Where supply is not considered commercially feasible, we may require the potential customer to contribute toward the capital costs of pipe laying (Advances in Aid of Construction). We then repay these advances to the customer, without interest, by way of a discount of 10% on future billings for water sales until this advance in aid of construction has been repaid. We have been installing additional pipeline when we consider it to be commercially feasible, and the Cayman Islands government has never objected to our determination regarding commercial feasibility.

     Under the license, we pay a royalty to the government of 7.5% of our gross US gallon potable water sales revenue. The base selling price of water under the license presently varies between $8.50 and $22.74 per 1,000 U.S. gallons, depending upon the type and location of the customer and the monthly volume of water purchased. The license provides for an automatic adjustment for inflation/deflation on an annual basis, subject to temporary limited exceptions, and an automatic adjustment for the cost of electricity on a monthly basis. The Water Authority (Cayman), on behalf of government, reviews and approves the calculations of the price adjustments for inflation and electricity costs.

     If we want to increase our prices for any reason other than inflation, we have to request prior approval of the Executive Council of the Cayman Islands government. If the parties fail to agree, the matter is referred to arbitration. The last price increase that we requested, other than automatic inflation adjustments since 1990, was granted in full in June 1985.

DEMAND FOR WATER IN THE CAYMAN ISLANDS

     In the past, demand on our pipeline distribution has varied throughout the year. However, an increase in year-round tourism in recent years has created more uniform demand for water throughout the year. Demand depends upon the number of tourists visiting the Cayman Islands and the amount of rainfall during any particular time of the year. In general, 75% of tourists come from the United States. Our operating results in any particular quarter are not indicative of the results to be expected for the full year. The table below lists the total volume of water we supplied on a quarterly basis for the five years ended December 31, 2002 to all of our customers:

                                        2002       2001       2000       1999      1998
                                       -------   --------   --------   --------   -------
                                                 (IN THOUSANDS OF U.S. GALLONS)
First Quarter........................  140,808   119,115    125,869    107,031    109,255
Second Quarter.......................  145,392   129,305    117,766    113,007    108,334
Third Quarter........................  118,687   118,733    100,259     90,888     90,950
Fourth Quarter.......................  118,108   106,985    107,404     90,421     92,011
                                       -------   -------    -------    -------    -------
Total................................  522,995   474,138    451,298    401,347    400,550
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

     We bill on a monthly basis based on metered consumption. Receivables are due within 21 days after the billing date. Interest of 1.5% per year is charged on any delayed payments. As at the date of this Annual Report, BWSL is current on its outstanding balance. We had no bad debts for our Belize sales for the year ended December 31, 2002.

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

     The table below lists the total volume of water we supplied to BWSL on a quarterly basis for the three years ended December 31, 2002:

                                                              2002        2001       2000
                                                            ---------   --------   --------
                                                            (IN THOUSANDS OF U.S. GALLONS)
First Quarter.............................................    24,751     24,589     17,455*
Second Quarter............................................    30,206     26,519     20,928*
Third Quarter.............................................    30,028     21,404     19,507
Fourth Quarter............................................    27,552     21,266     19,624
                                                             -------     ------     ------
Total.....................................................   112,537     93,778     77,514
                                                             =======     ======     ======

---------------

* Sales made pre-acquisition by Seatec Belize Ltd. Used only for comparison purposes.

OUR OPERATIONS UNDER CONTRACT IN BAHAMAS

     In 2000, we entered into a water supply agreement with South Bimini International Ltd. and began supplying water under this contract on July 11, 2001. Under our agreement South Bimini International Ltd. is committed to pay for a minimum of 3,000 US gallons of water per customer per month (36,000 US gallons per customer per year) on a take or pay basis in relation to the Bimini Sands Resort property in South Bimini Island, Bahamas. The price of water supplied is adjusted for inflation annually based on Bahamas government indices, and adjusted monthly for changes in the cost of electricity.

DEMAND FOR WATER IN BAHAMAS

     We have only been supplying water in Bimini for approximately twenty-one months, to a resort property, which is partially completed and a small 40-room hotel. Currently the resort is comprised of 72 condominiums, and a developing 150-slip marina. By the end of 2003, we anticipate that we will be providing water to an additional 42 condominiums. The resort property is ultimately expected to include over 300 condominium units, a large hotel casino, and a marina that can accommodate twice as many boats as the existing facility. We believe that water sales in Bimini will be cyclical. We expect that our sales will be higher during the summer months when tourists and fisherman arrive from the United States by boat, and when several large angling tournaments are traditionally held in Bimini. We expect that our sales will be lower during winter months when the weather is not conducive to pleasure boat travel from the United States.

     The table below lists the total volume of water we supplied to South Bimini International Ltd. on a quarterly basis for the year ended December 31, 2002 and the six month period ended December 31, 2001:

                                                                2002              2001
                                                           ---------------   ---------------
                                                            (IN THOUSANDS OF U.S. GALLONS)
First Quarter............................................         751                --
Second Quarter...........................................       1,096                --
Third Quarter............................................       1,514               449
Fourth Quarter...........................................       1,123               551
                                                                -----             -----
Total....................................................       4,484             1,000
                                                                =====             =====

CRITICAL ACCOUNTING POLICIES

     The preparation of our financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to trade accounts receivable, deferred expenditures, property, plant and equipment and intangible assets. Our company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies are the most important to the portrayal of our financial condition and results and require management's more significant judgments and estimates in the preparation of our company's consolidated financial statements.

     Trade accounts receivable: We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Management continuously evaluates the collectibility of accounts receivable and recorded allowances for doubtful accounts based on estimates of the level of actual write-offs which might be experienced. These estimates are based on, among other things, comparisons of the relative age of accounts and consideration of actual write-off history.

     Deferred expenditures: These costs were incurred in connection with the recent acquisitions and pending financing transactions. Costs relating to the acquisition will be included as part of the purchase price allocation and our company will seek to repay our existing debt with either new debt, equity or a hybrid financing. If we do not proceed with new financing, we may be required to expense the amounts relating to the financing transaction.

     Property, plant and equipment: Management makes estimates for the useful life of assets and reviews its policies from time to time. In 2001, we carried out an extensive engineering analysis of our potable water production and distribution equipment in Grand Cayman. As a result of the analysis, management reassessed the useful economic lives of certain assets. The reassessment resulted in reduced depreciation of $197,472, or $0.05 per share on a basic and fully diluted basis for the year ended December 31, 2001.

     Intangible asset: Intangible assets recorded are amortized over their estimated useful lives and reviewed for impairment in accordance with SFAS No.
142. Management tests for impairment by evaluating the remaining useful life of an intangible asset that is being amortized each reporting period to determine whether events and circumstances warrant a revision to the remaining period of amortization. Impairment is tested based on projected discounted future cash flows using a discount rate reflecting our average cost of funds. If our estimated projections are greater than our actual results there may be an impairment that has not been reflected in the accounts.

TOTAL INCOME

     Our total income includes water sales and other income from all of our business segments. Water sales income is comprised of retail water sales, via pipeline, to our individual Cayman Islands customers, and bulk water sales to Belize Water Services Limited and South Bimini International Ltd. Other income consists of monthly meter rental charges, sales to companies that deliver water by truck, connection and re-connection charges and interest income. Until February 1, 2002, other income also included settlement fee payments for the supply of water to the Britannia development by the operators of the Hyatt Hotel, which had its own water production facility.

EXPENSES

     Expenses include the cost of water sales ("direct expenses") and our indirect, or general and administrative expenses. Direct expenses include royalty payments to the Cayman Islands government; electricity and chemical expenses; payments to Ocean Conversion (Cayman) Limited relating to the operation of the Governor's Harbour plant; production equipment and facility depreciation costs; equipment maintenance and expenses and operational staff costs. Indirect, or general and administrative, expenses consist primarily of salaries and employee benefits for administrative personnel, stock compensation expenses, office lease payments, depreciation on fixed assets used for administrative purposes, legal and professional fees and financing costs. There are no income taxes in the Cayman Islands and we are currently exempt from taxes in Belize. We may be liable for gross revenue tax in the Bahamas as disclosed in
Part I, Item 1, under our discussion of our Bahamas operations.

RESULTS OF OPERATIONS

  YEAR ENDED DECEMBER 31, 2002 COMPARED TO YEAR ENDED DECEMBER 31, 2001

  Total Income

     Total income increased by 6.4% from $11,473,706 to $12,206,477 for the years ended December 31, 2001 and 2002, respectively. Total income is comprised of water sales and other income.

     The Cayman operations increased total income by $420,901 for the year ended December 31, 2002, which is an increase of 4.1% over the prior year and represents 57.4% of the increase in total income.

     The Belize operations increased total income by $220,618 for the year ended December 31, 2002, which is an increase of 17.5% over the prior year and represents 30.1% of the increase in total income.

     The addition of the Bahamas operations as of July 11, 2001 increased total income by $91,252 for the year ended December 31, 2002, which is an increase of 340.8% over the prior year and represents 12.5% of the increase in total income.

  Water Sales

     Total water sales increased by 8.0% from $11,026,923 to $11,910,720 for the years ended December 31, 2001 and 2002, respectively. Total water sales increased as a result of several factors detailed below.

     Our Cayman operation added $551,783 to water sales for the year ended December 31, 2002, which is an increase of 5.6% over the prior year and represents 62.4% of the total increase in water sales. The number of U.S. gallons we sold during the year ended December 31, 2002 increased by 10.3% over the prior year. This is the result of supplying water to the Hyatt Hotel and the Britannia golf course. Our water sales to customers other than the Hyatt Hotel and the Britannia golf course were essentially flat when compared to the prior year, despite a 9.4% reduction in tourist air arrivals to the Cayman Islands due to continued air travel concerns and the downturn of the U.S. economy during the year ended December 31, 2002.

     Our Belize operation added $240,323 to water sales for the year ended December 31, 2002, which is an increase of 19.5% over the prior year and represents 27.2% of the total increase in water sales. In June 2002, the automatic inflation adjustment decreased our Belize water rates by an average of 0.08%. This was more than offset by a 20.0% increase in the number of U.S. gallons sold for the year ended December 31, 2002 over the prior year. This increase occurred because during the year ended December 31, 2001, we experienced equipment malfunctions which temporarily reduced the production capacity of our plant by 50%.

     The addition of the Bahamas operations as of July 11, 2001 increased water sales by $91,691 for the year ended December 31, 2002, which is an increase of 348.2% over the prior year and represents 10.4% of the total increase in water sales. This was the result of a 348.4% increase in the number of U.S. gallons sold for the year ended December 31, 2002 over the prior year.

  Other Income

     Other income decreased by 33.8% from $446,783 to $295,757 for the years ended December 31, 2001 and 2002, respectively. This decrease was a result of the February 1, 2002 termination of the dispute settlement agreement with Cayman Hotel and Golf Inc., the owner of the Hyatt Grand Cayman Resort and Britannia golf course. These decreases were partially offset by small increases in meter rental fees, reconnection fees and interest income from excess cash balances and on overdue receivables in our Belize operations.

  Cost of Water Sales

     Cost of water sales increased by 12.7% from $6,109,117 to $6,882,177 for the years ended December 31, 2001 and 2002, respectively, while water sales revenues increased by 8.0% for the year ended December 31, 2002.

     Our Cayman operations increased cost of water sales by $526,748 for the year ended December 31, 2002, which is an increase of 9.9%, compared to an increase of 5.6% in water sales revenue, over the prior year and represents 68.1% of the total increase in cost of water sales. The cost of water sales increased as a result of direct costs incurred to operate the Britannia plant, which was acquired on February 1, 2002. These costs included salaries and benefits for additional staff, equipment maintenance costs, electricity, chemicals and insurance, which will continue now that we operate the Britannia plant. Higher insurance costs also increased cost of water sales due to higher premium rates from our insurance provider, and additional insured values following the purchase of the Britannia plant and the insurance for the full replacement value of all our reverse osmosis desalination plants. Some of this increase was offset, after the Britannia plant was purchased, by a decrease in water purchase costs resulting from lower volume purchases from Ocean Conversion (Cayman) Limited. We were unable to take full advantage of the lower per gallon production costs of the Britannia plant as it only operated at 47.6% capacity in the eleven months that we owned the Britannia plant due to contractual minimum purchase requirements from Ocean Conversion (Cayman) Limited.

     Our Belize operation increased cost of water sales by $144,334 for the year ended December 31, 2002, which is an increase of 20.1%, compared to a 19.5% increase in water sales revenue over the prior year and represents 18.7% of the total increase in cost of water sales. During the year ended December 31, 2002, we completed rebuilding the second diesel engine, in accordance with the engine manufacturer's preventive maintenance recommendations, which increased our cost of water sales. Also increasing our cost of water sales in 2002 were additional repairs and maintenance on the existing reverse osmosis equipment. During the year ended December 31, 2002, we also settled various claims for compensation made by our customer in Belize in March 2002. These claims were the result of our equipment failures that occurred in August and September 2001 and a minor miscalculation in the annual inflation adjustment formula in our contract. The miscalculation dated back to November 1995, which was prior to our acquisition of Belize Water Limited, and upon correction, reduced our unit rate for water to our customer by $0.09 per 1,000 U.S. gallons.

     The addition of the Bahamas operations as of July 11, 2001 increased cost of water sales by $101,978 for the year ended December 31, 2002, which is an increase of 218.7%, compared to an increase of 348.2% in water sales revenue, over the prior year and represents 13.2% of the total increase in cost of water sales. Although this plant still only operated at 17.3% of capacity in 2002, the 2002 improved gross margin illustrates the economies of scale that have been and will continue to be achieved.

  Gross Profit

     Gross profit margins decreased from 44.6% to 42.2% for the years ended December 31, 2001 and 2002, respectively.

     Gross profit margins for our Cayman operations decreased from 45.3% to 43.1% for the years ended December 31, 2001 and 2002, respectively. The primary reasons for this decrease are (i) approximately two thirds of the water produced by our Britannia plant was sold to the Hyatt Hotel and Britannia golf course at a lower rate than our standard commercial water rate, (ii) due to flat water sales to other customers, we were only able to utilize approximately 47.6% of the production capacity of the Britannia plant and (iii) we were not able to acquire water from our lowest priced source as a result of the minimum water purchase obligation we have with Ocean Conversion (Cayman) Limited.

     Gross profit margins for our Belize operations decreased from 41.7% to 41.4% for the years ended December 31, 2001 and 2002, respectively. The reason for the decrease in the gross profit margin is increased cost of water sales over prior year periods due to the settlement costs with Belize Water Services Ltd. as discussed above and additional repairs and maintenance on the reverse osmosis equipment in Belize.

     Gross profit margin for our Bahamas operations increased from a negative 77.1% to a negative 25.9% for the year ended December 31, 2002. The negative gross profit margins were due to lower than expected water sales resulting from a reduction in tourism and a relatively higher proportion of fixed costs such as depreciation, which we expected in the early phases of the Bimini Sands Resort development project. Both of these are temporary factors and are not expected to continue in the future. Our Bahamas operation has generated positive cash flow since January 2002.

  Indirect Expenses

     Indirect expenses increased by 5.7% from $2,600,016 to $2,747,990 for the years ended December 31, 2001 and 2002, respectively. Indirect expenses were at 22.7% and 22.5% of total income for the year ended December 31, 2001 and 2002, respectively.

     Our Cayman operations increased indirect expenses by $107,890 for the year ended December 31, 2002, which is an increase of 4.5% over the prior year and represents 72.9% of the total increase in indirect expenses. We attribute this increase to our accounting for stock compensation costs, unanticipated professional fees relating to our December 31, 2001 audit and Form 10-K review together with increased insurance premiums on our commercial and directors and officers insurance. Stock compensation costs increased $266,773 for the year ended December 31, 2002 as a result of an increase in our shares price during the last fiscal quarter. Unanticipated professional fees relating to our December 31, 2001 audit and 10-K review were $59,311 and our commercial and directors and officers insurance increased by $78,503. We also had additional reporting costs in 2002 due to increased demand for our annual report and proxy statements. These increases were mostly offset by a reduction in bonus costs and subscription costs for the year ended December 31, 2002 compared to the prior year.

     Our Belize operations increased indirect expenses by $35,273 for the year ended December 31, 2002, which is an increase of 18.5% over the prior year and represents 23.8% of the total increase in indirect expenses. During the year ended December 31, 2002, we had additional costs as a result of higher insurance premiums and increased costs to repatriate funds.

     The addition of the Bahamas operations as of July 11, 2001 increased indirect expenses by $4,811 for the year ended December 31, 2002 which is an increase of 116.6% over the prior year and represents 3.3% of the total increase in indirect expenses. These costs relate to the administration of the Bahamas operations for a full year.

  Net Income

     Net income decreased by 6.8% from $2,764,573 to $2,576,310 for the years ended December 31, 2001 and 2002, respectively, as a result of the factors indicated above.

  Dividends

     In December 2001, we increased our per share dividend from $0.10 to $0.105 per quarter and have paid dividends in this amount during the year ended December 31, 2002

     We have consistently paid dividends to owners of our ordinary and redeemable preferred shares since we began declaring dividends in 1985. Our board of directors has established a policy, but not a binding obligation, that we will seek to maintain a dividend pay out ratio in the range of 50% to 60% of net income. While this policy is subject to modification by our board of directors, we expect to continue increasing our dividends, if our earnings grow. Our payment of any future cash dividends, however, will depend upon our earnings, financial condition, capital demand and other factors, including the condition in our new loan agreement effective February 7, 2003, with Scotiabank (Cayman Islands) Ltd. that dividends be paid only from current cash flows.

  YEAR ENDED DECEMBER 31, 2001 COMPARED TO YEAR ENDED DECEMBER 31, 2000

  Total Income

     Total income increased by 14.4% from $10,025,686 to $11,473,706 for the years ended December 31, 2000 and 2001, respectively. Total income is comprised of water sales and other income.

     Our Cayman operations increased total income by $626,843 for the year ended December 31, 2001, which is an increase of 6.6% over the prior year and represents 43.3% of the increase in total income.

     The addition of the operations of Belize Water Limited as of July 21, 2000 increased total income by $794,401 for the year ended December 31, 2001, which is an increase of 170.9% over the prior year and represents 54.9% of the increase in total income.

     The addition of the Bahamas operations as of July 11, 2001 increased total income by $26,776 for the year ended December 31, 2001, which represents 1.8% of the increase in total income.

  Water Sales

     Total water sales increased by 15.1% from $9,576,959 to $11,026,923 for the years ended December 31, 2000 and 2001, respectively. Total water sales increased as a result of several factors detailed below.

     Our Cayman operation added $657,784 to water sales for the year ended December 31, 2001, which is an increase of 7.2% over the prior year and represents 45.4% of the total increase in water sales. Of this increase, 70.1% was due to a 5.1% increase in the number of U.S. gallons sold. This increase was due to a larger customer base and increased usage by commercial, residential and government customers, primarily Water Authority-Cayman, which experienced temporary shortfalls in its production capacity. The remaining 29.9% of the increase was due to an increase in water rates of approximately 2.5% in accordance with our license agreement.

     Our Cayman Island average water rate for the first nine months of 2001 was $20.54 per thousand U.S. gallons. For the final three months of 2001, our rates were reduced by 1.2% using the Cayman Islands Consumer Price Index automatic adjustment formula contained in our license. Our rates were automatically reduced by 0.39% in January 2002.

     Our Belize operation added $765,847 to water sales for the year ended December 31, 2001, which is an increase of 164.7% over the prior year and represents 52.8% of the total increase in water sales. Virtually all of the increase was due to an additional six months of operations over the prior period. The number of U.S. gallons sold in 2001 was however 21% higher than the annual figures of the prior year due to increased demand from an expansion of the plant completed in March 2000.

     The addition of the Bahamas operations as of July 11, 2001 increased water sales by $26,333 for the year ended December 31, 2001, which represents 1.8% of the total increase in water sales.

  Other Income

     Other income decreased by 0.4% from $448,727 to $446,783 for the years ended December 31, 2000 and 2001, respectively, as a result of a slight decrease in interest income on available cash balances.

  Cost of Water Sales

     Cost of water sales increased by 12.6%, compared to an increase of 15.1% in water sales revenue, from $5,423,297 to $6,109,117 for the years ended December 31, 2000 and 2001, respectively, while our water sales revenue increased by 15.1% for the year ended December 31, 2001.

     Our Cayman operations increased cost of water sales by $171,425 for the year ended December 31, 2001, which is an increase of 3.3%, compared to an increase of 7.2% in water sales revenue, over the prior year and represents 25.0% of the total increase in cost of water sales.

     The addition of the operations of Belize Water Limited as of July 21, 2000 increased the cost of water sales by $467,769 for the year ended December 31, 2001, which is an increase of 186.8%, compared to an increase of 164.7% in water sales revenue, over the prior year and represents 68.2% of the total increase in cost of water sales. This increase in cost of water sales was due to increased water production to meet increased sales and machinery repairs related to the August and September 2001 equipment malfunctions, all of which were remedied in 2002.

     The addition of the Bahamas operations as of July 11, 2001 increased cost of water sales by $46,626 for the year ended December 31, 2001, which represents 6.8% of the total increase in cost of water sales.

  Gross Profit

     Gross profit margins increased from 43.4% to 44.6% for the years ended December 31, 2000 and 2001, respectively.

     Gross profit margins for our Cayman operations increased from 43.2% to 45.3% for the years ended December 31, 2000 and 2001, respectively, as a result of decreased depreciation expense of approximately $197,000 from our reassessment of the useful economic lives of certain assets and increased plant efficiencies. These lower expenses were offset by additional labor costs associated with plant maintenance, increased insurance premiums and an additional six months of intangible amortization of the purchase price of the Belize water supply contract.

     Gross profit margins for our Belize operations decreased from 46.2% to 41.7% for the years ended December 31, 2000 and 2001, respectively, as a result of diesel engine repair costs and higher electricity costs resulting from the temporary utilization of a less efficient electric motor during the repair period.

     Gross profit margin for our Bahamas operations for the year ended December 31, 2001 was a negative 77.1%. This was due to low water sales and a relatively higher proportion of fixed costs such as depreciation, which we expected in the early phases of the Bimini Sands Resort development project. Both of these are temporary factors and are not expected to continue in the future.

  Indirect Expenses

     Indirect expenses increased by 18.3% from $2,197,569 to $2,600,016 for the years ended December 31, 2000 and 2001, respectively. Indirect expenses were at 21.9% and 22.7% of total income for the years ended December 31, 2000 and 2001, respectively.

     Our Cayman operations increased indirect expenses by $240,830 for the year ended December 31, 2001, which is an increase of 11.1% over the prior year and represents 59.9% of the total increase in indirect expenses. Of this increase, 49.0% is due to the creation of a new executive position, Director of Special Projects.

     Our acquisition of Belize Water Limited as of July 21, 2000 increased indirect expenses by $157,491 for the year ended December 31, 2001, which is an increase of 471.2% over the prior year and represents 39.1% of the total increase in indirect expenses. This increase was primarily due to an additional six months of indirect expenses over the previous period and the reallocation of certain employee duties.

     The addition of the Bahamas operations as of July 11, 2001 increased indirect expenses by $4,126 for the year ended December 31, 2001, which represents 1.0% of the total increase in indirect expenses. These costs related to the administration of the Bahamas operations.

  Net Income

     Net income increased by 15.0% from $2,404,820 to $2,764,573 for the years ended December 31, 2000 and 2001, respectively as a result of the movements indicated above.

  Dividends

     In December 2000, we increased our per share dividend to ordinary shareholders from $0.08 to $0.10 per quarter and have paid dividends in the amount during the year ended December 31, 2001.

  Reassessment of Useful Economic Lives of Property, Plant and Equipment

     During the year ended December 31, 2001, we carried out an extensive engineering analysis of our potable water production and distribution equipment in Grand Cayman. As a result of the analysis, management reassessed the useful economic lives of certain assets. The reassessment resulted in reduced depreciation of $197,472, or $0.05 per share on a basic and fully diluted basis for the year ended December 31, 2001. The assets affected and the basis for management's decisions are described below:

  Seven Mile Beach Distribution System

     During 2001, we revised our master distribution plan that was originally set out in 1997. In doing so, we determined that a previously planned relocation of our Governor's Harbour reverse osmosis plant was no longer advantageous. Therefore, the removal and relaying of pipeline to the service area in conjunction with this relocation was no longer needed. Furthermore, we determined that certain planned pipeline replacements were not necessary. Finally, the government revised its plans for significant road improvements in the service area, therefore, alleviating anticipated major changes to our Seven Mile Beach distribution system.

     As a result of the above plan reassessments, we concluded that a pipeline with the characteristics of our Seven Mile Beach Distribution System would have a useful economic life of 40 years. We, therefore, extended the useful economic life of this system from 20 to 40 years. Fourteen years have elapsed to date.

  Governor's Harbour Vapor Compression ("VC") Building

     As discussed above, we previously planned to relocate our Governor's Harbour plant, which would have resulted in the removal of the VC building in which it was housed. When we determined that the plant should remain in its current location in 2001, we reassessed the building's useful life. Giving consideration to our plans to use the building in the future, the high-quality construction and foundation of the building, as well as the fact that it accommodates large high-pressure pumps for the plant, we concluded that the building had a remaining useful economic life of 20 years from 2001. Two years have elapsed since this useful economic life was determined.

  Distribution System Meters

     Our policy is to replace customer water meters according to manufacturer recommendations, which suggest replacement based on service years or water volume. The manufacturer of our water meters advised us that they were extending the guarantee for a certain model to cover higher volumes and a longer period of time. Based on the revised guarantee, we reassessed the useful economic lives of all such models in service, to 10 years being the mid-point of a guaranteed time-frame of 6 to 15 years.

  Vermeer Trencher

     We own a Vermeer trencher to construct water distribution pipelines within our franchise area. As discussed above, we originally planned to make major changes to our distribution system as a result of a proposed relocation of our Governor's Harbour plant and significant road improvements planned by the government. These projects would have required heavy utilization of this asset. Given the changes in plans identified above and the minor projects for which the trencher will be required, we reassessed the useful economic life to be 20 years. Four years have elapsed to date.

  West Bay Reverse Osmosis Plant

     Our West Bay reverse osmosis plant was manufactured and installed in 1995 and expanded in 1998 with state-of-the-art technology. At the time, we had concerns about potential accelerated obsolescence of the equipment because of continuing research and development in the reverse osmosis field, and as such, the original useful economic life was determined to be 10 years. In 2001, we concluded with management that there were no indicators that significant changes were pending in the industry. Given the like-new condition of the plant, its three year history of meeting operational requirements and expected future use, management reassessed the remaining useful economic life of the West Bay Plant to be 12 years. Two years have elapsed to date.

LIQUIDITY AND CAPITAL RESOURCES

  OVERVIEW

     Prior to our completion of the recent acquisitions, we generated cash primarily from our operations in the Cayman Islands, the Bahamas and Belize and, to a lesser extent, from the sale of our shares and through loans and credit facilities obtained from two banks. As a result of our recent acquisitions, we began to generate cash from our recently acquired operations in the Cayman Islands, the British Virgin Islands, the Bahamas and Barbados. Cash flow is affected by the timely receipt of customer payments, by operating expenses, the timeliness and adequacy of rate increases (excluding automatic adjustments to our rates for inflation and electricity costs), and various factors affecting tourism in the Cayman Islands, Belize, the British Virgin Islands, Barbados and the Bahamas, such as weather conditions and the economy. We use cash to fund our operations in the Cayman Islands, Belize, the British Virgin Islands, Barbados and the Bahamas, to fund capital projects, to expand our infrastructure, to pay dividends, to repay principal on our loans, to repurchase our shares when appropriate and to take advantage of new investment opportunities which expand our operations.

  OPERATING ACTIVITIES

     Cash generated from operating activities for the years ended December 31, 2001 and 2002 was $4,193,921 and $4,329,607, respectively. We generate cash through the utilization of our existing plants, equipment and resources in all segments of the business, minimization of water losses and operating efficiencies created by our management team. Through our recent acquisitions, we expect our water sales to approximately double. In addition, we believe that our administrative staff will be able to manage all our combined operations so that our indirect costs will not increase in proportion to water sales. In our Bahamas operations, we experienced positive operating cash flow of $14,397 for the year ended December 31, 2002.

     Cash generated from operating activities for the years ended December 31, 2000 and 2001 was $3,922,712 and $4,193,921, respectively. The negative operating cash flow in the Bahamas operation for the year ended December 31, 2001 was $24,590.

  WORKING CAPITAL

     At December 31, 2002, we had a working capital surplus of $138,401. This surplus relates mainly to the cash we generated from our operating activities and management of our accounts payable and other liabilities. At December 31, 2002, 69.7% of our cash was denominated in Belize dollars. We must obtain approval from the Central Bank of Belize in order to purchase United States dollars for repatriation to the Cayman Islands. Since we commenced operations in Belize, the Central Bank of Belize has never denied our repatriation requests.

     At December 31, 2001, we had a working capital surplus of $325,996. This surplus related to the cash generated from our operating activities. At December 31, 2001, 72.2% of our cash was denominated in Belize dollars.

  INVESTING ACTIVITIES

     Cash used in investing activities during the years ended December 31, 2001 and 2002 was $1,904,237 and $3,568,723, respectively. Cash was used in investing activities for expenditures for new property, plant and equipment, including $1,500,000 on the purchase of the Britannia reverse osmosis plant in 2002. We also continued to expand our water distribution system in the Cayman Islands by constructing additional pipelines to service new developments within our exclusive licensed area. During the same period in 2001, our investing activities consisted of construction costs relating to our new water production and distribution system in Bimini, the Bahamas, as well as expansion costs relating to our water distribution system in the Cayman Islands.

     Cash used in investing activities during the years ended December 31, 2000 and 2001 was $6,268,738 and $1,904,237, respectively. Cash was used in investing activities for expenditures for new property, plant and equipment with the majority associated with the construction of our new water production and distribution system in Bimini, the Bahamas. The investment in the Bahamas operation totaled $1,085,759 in 2001 of which $307,395 relates to costs from 2000. We also continued to expand our water distribution system in the Cayman Islands by constructing pipelines to service several new developments within our franchise area. During the similar period in 2000, investing activities consisted of the purchase of our Belize subsidiary for $3,966,979, the installation of a new energy recovery system and the expansion of our water production plant in West Bay, Cayman Islands, and the completion of a major pipeline extension within our franchise area in the Cayman Islands.

  FINANCING ACTIVITIES

     On February 7, 2003, we utilized a credit facility with Scotiabank (Cayman Islands) Ltd. in order to complete our recent acquisitions and refinance our existing debt. Cash used in financing activities for the years ended December 31, 2001 and 2002 was $2,024,075 and $709,026, respectively. During the year ended December 31, 2002, our primary financing activity was a draw down of our Royal Bank of Canada credit facility for an additional $1,500,000 in order to finance the investment in the Britannia reverse osmosis plant, plus an increase in our short-term bank indebtedness. We also had proceeds from an issuance of ordinary shares to certain directors and officers who exercised stock options. These were offset by the payment of our quarterly dividends and principal payments on our term loans.

     Cash generated from financing activities for the year ended December 31, 2000 was $2,574,717, compared to cash used of $2,024,075 for the year ended December 31, 2001. During 2001, the primary financing activity was the payment of four interim quarterly dividends totaling $0.40 per share. This was offset by proceeds from a draw down on our credit facility, in order to fund the Bahamas development and the exercise of stock options. During the same period in 2000, we received $4,962,731, net of share issue costs, from a public issuance of ordinary shares, which was primarily used for the purchase of the Belize subsidiary. These cash amounts were offset by the payment of four interim quarterly dividends in 2000 totaling $0.34 per share and the repayment of both short-term and long-term debt, including the balance due on the Governor's Harbour plant purchase pursuant to our agreement with Ocean Conversion (Cayman) Limited.

     During the year ended December 31, 2002, we repurchased 2,184 ordinary shares from a long-term employee at an average price of $15.05 and 702 redeemable preference shares from a former employee at an average price of $5.47. During the year ended December 31, 2001, we repurchased 25,000 ordinary shares under a stock repurchase program at an average price of $10.86. During the year ended December 31, 2000, we repurchased 79,100 ordinary shares at $6.25 per share from a shareholder whose assets were being liquidated. All of the shares repurchased were cancelled in accordance with Cayman Islands' law.

  MATERIAL COMMITMENTS FOR CAPITAL EXPENDITURES AND CONTINGENCIES

     At December 31, 2002, we had committed approximately $1,080,000 for capital expenditures for the purchase, construction and site preparation of two water storage tanks at our Governors Harbour plant. We intend to finance these projects using cash from operations.

     On February 7, 2003, we entered into a loan agreement with Scotiabank (Cayman Islands) Ltd. to finance the recent acquisitions and refinance our existing debt. The facilities are comprised of the following:

     - $2 million revolving line of credit bearing interest at the floating base rate as established by Cayman Island Class A licensed banks from time to time. The present interest rate is 5.25%

     - $20 million seven-year term loan bearing interest at an annually adjusted floating rate of LIBOR plus 1.5% to 3%, depending on the ratio of our consolidated debt to our consolidated earnings before interest, taxes and depreciation. The present interest rate is 4.08%.

     - $17.1 million six-month term loan bearing interest on the same basis as the seven-year term loan. The present interest rate is 4.08%.

     We have used the proceeds from these facilities to refinance our existing debt, for working capital and to finance our recent acquisitions.

     As of February 7, 2003, we have drawn down $28,056,126 from our Scotiabank facilities. We anticipate drawing down approximately $8,113,020 in additional funds to complete our acquisitions of Waterfields Company Limited. We intend to replace a portion of this debt with other debt, equity or hybrid financing.

     We will be required to make monthly payments of interest for all borrowings under the revolving line of credit and quarterly payments of interest for all amounts drawn down under the two term loans. We will be obligated to make 28 equal quarterly payments of principal under the seven-year term loan and all amounts borrowed under the six-month term loan must be repaid at the maturity date for this facility.

     We have collateralized all borrowings under the three facilities by providing Scotiabank with a first lien on all of our assets, including the capital stock we acquired in our recent acquisitions.

     The loan agreement for the three facilities contains standard terms and conditions for similar bank loans made in the Cayman Islands, including acceleration of the repayment of all borrowings either upon the demand of Scotiabank (Cayman Islands) Ltd. or in the event of default under the loan agreement.

     As part of our acquisition of Ocean Conversion (Cayman) Limited, with the approval of Scotiabank (Cayman Islands) Ltd., we have guaranteed the performance of Ocean Conversion (Cayman) Limited to the Cayman Islands government, pursuant to the water supply contract with the Water Authority-Cayman dated April 25, 1994 as amended.

     As part of the acquisition of our interests in Ocean Conversion (Cayman) Limited, we agreed to indemnify the seller in respect of a guarantee given by the seller to the bank of N.T. Butterfield & Son Ltd. for 100% of the borrowings of Ocean Conversion (Cayman) Limited totaling US$2.4 million. This borrowing is being refinanced with Scotiabank (Cayman Islands) Ltd. and we will guarantee 100% thereof.

     As part of the acquisition of our interests in Ocean Conversion (BVI) Ltd., we agreed to indemnify the seller in respect of a guarantee given by the seller to the bank of N. T. Butterfield & Son Ltd. for 55% of the borrowings of Ocean Conversion (BVI) Ltd. totaling US$1.25 million. This borrowing is being refinanced with Scotiabank (Cayman Islands) Ltd. and we will guarantee 50% thereof.

     As a result of our pending acquisition of a controlling interest in Waterfields Company Limited, we will be required to provide a performance guarantee to the Water and Sewerage Corporation of the Bahamas in relation to the water supply contract between Waterfields Company Limited and the Water and Sewerage Corporation.

  IMPACT OF INFLATION

     Under the terms of our Cayman Islands license, Belize, Bahamas, British Virgin Islands and Barbados water sales agreements, there is an automatic price adjustment for inflation on an annual basis, subject to temporary exceptions. We, therefore, believe that the impact of inflation on our net income, measured in consistent dollars, will not be material.

  EXCHANGE RATES

     The official exchange rate for conversion of United States dollars into Cayman Islands dollars, as determined by the Cayman Islands Monetary Authority, has been fixed since 1974 at U.S. $ 1.00 = CI$ 0.83.

     The official exchange rate for conversion of United States dollars into Belizean dollars, as determined by the Central Bank of Belize, has been fixed since 1976 at U.S.$ 1.00 = BZE$ 2.00.

     The official fixed exchange rate for conversion of United States dollars into Bahamian dollars as determined by the Central Bank of The Bahamas, has been fixed since 1973 at U.S.$ 1.00 = BAH$ 1.00.

     The official fixed exchange rate for conversation of United States dollars into Barbadian dollars as determined by the Central Bank of Barbados has been fixed since 1975 at U.S.$ 1.00 = BDS$ 2.00.

     The British Virgin Islands' currency is United States dollars.

  FORWARD-LOOKING STATEMENTS

     We discuss in this Annual Report matters which are not historical facts, but which are "forward-looking statements." We intend these forward looking statements to qualify for safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, but are not limited to, our future plans, objectives, expectations and events, assumptions and estimates about our company and our industry in general.

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

     Important matters that may affect what will actually happen include, but are not limited to: tourism and weather conditions in the areas we service; our ability to manage, integrate and realize the benefits from our recent acquisitions; scheduled new construction within our operating areas; the economies of the U.S. and the areas we service; regulatory matters; availability of capital to repay a substantial portion of our bank debt and for expansion of our operations; and other factors described in the "Risk Factors" section below as well as elsewhere in this Annual Report.

RISK FACTORS

     We have described for you below some risks which may materially and adversely affect our business, financial condition or results of operations.

     Our exclusive license for our service area in the Cayman Islands may not be renewed in the future and requires that we obtain prior approval for any rate increase for reasons other than inflation. In the Cayman Islands, we presently operate as a public water utility under an exclusive license originally issued to us in December 1979 by the government of the Cayman Islands. Our existing license expires on July 11, 2010. If we are not in default of any terms of the license, we have a right of first refusal to renew the license on terms that are no less favorable than those which the government offers to a third party. Nevertheless, we cannot assure you that the government will renew our license or that we will be able to negotiate a new license on satisfactory terms. We would retain ownership of our production infrastructure and substantially all of our distribution infrastructure if our license were not renewed.

     Under our existing license, we must obtain prior approval from the Cayman Islands government to increase our rates for any reason other than inflation. Our ability to raise our rates is limited by this requirement, including potential delays and costs involved in obtaining government approval for a rate increase. Failure to obtain adequate rate increases could have an adverse effect on our results of operations.

     We rely on water supply agreements with our customers in Belize, the Bahamas, the British Virgin Islands and Barbados which, upon their expiration, may not be renewed or may be renegotiated on less favorable terms to us. We presently operate as bulk water suppliers under water sales agreements in Belize with our customer, the Belize Water Services Limited, in the Bahamas with our customers, the Water & Sewerage Corporation and South Bimini International Ltd., in Barbados with our customer Sandy Lane Properties Ltd. and in the British Virgin Islands with our customer, the Department of Water & Sewerage of the Ministry of Communications & Works of the British Virgin Islands government. Upon expiration, these agreements may not be renewed or may be renewed on less favorable terms. For example, while we own our production plant in Belize, Belize Water Services has certain options upon the expiration of our agreement to:

     - purchase the plant at a mutually agreed upon price;

     - extend the agreement for a mutually agreed period of no less than two years, and upon expiration of such extension, Belize Water Services may either purchase the production plant at a price to be negotiated with us or may again extend the agreement for another ten years in exchange for our transfer of 50% of the ownership of the production plant to Belize Water Services at the time of the extension, with the remaining 50% to be transferred at the expiration of the ten-year term; or

     - extend the agreement for ten years in exchange for our transfer of 50% of the ownership of the production plant to Belize Water Services at the time of the extension with the remaining 50% to be transferred at the expiration of the ten-year term.

     We own our production and distribution plant in Bimini in the Bahamas, which, in the absence of any new agreement, must be removed from the property of South Bimini International Ltd. at the expiration of our water supply agreement.

     Waterfields owns its production and distribution plant in Nassau in the Bahamas which under the terms of the contract is located on property owned by the Water & Sewerage Corporation of the Government of the Bahamas. At the conclusion of the initial term of the contract with the Water & Sewerage Corporation, which occurs on the later of December 4, 2012 or when the Company has delivered 10,950 million imperial gallons of water to the Water & Sewerage Corporation, the Water & Sewerage Corporation has the following options:

     - The Water & Sewerage Corporation may extend the term of the contract for an additional five years at a price to be negotiated;

     - the Water & Sewerage Corporation may purchase the plant at a price to be negotiated with us; or

     - it may require our company to remove the plant from the site.

     Termination of our exclusive distributorship agreement with DWEER Technology Ltd. would eliminate any competitive advantage that we presently have over our competition in obtaining new plants in the Caribbean basin. Our wholly-owned subsidiary, DesalCo Limited, is currently the exclusive distributor in the Caribbean basin for the DWEER(TM) system produced by DWEER Technology Ltd. for use in reverse osmosis seawater desalination plants. As a result, none of our competitors is able to offer this technology when bidding for new reverse osmosis seawater desalination plants in the Caribbean basin. As the DWEER (TM) system is one of the most energy efficient recovery systems of its kind, the distributorship agreement with DWEER Technology Ltd. gives us a unique competitive advantage when bidding for new reverse osmosis seawater desalination plants. If the distributorship agreement were terminated or not renewed on equally favorable terms, however, we would lose this competitive advantage, and it could be more difficult for us to obtain new contracts for plants in the Caribbean basin. Failure to obtain new contracts for reverse osmosis seawater desalination plants in the Caribbean basin could have an adverse effect on our results of operations.

     As a result of our recent acquisitions, we are now subject to additional water supply licenses and/or agreements which may not be renewed or may be renegotiated on less favorable terms to us. As a result of our recent acquisition of Ocean Conversion (Cayman) Limited, it now operates as our subsidiary under three water supply licenses with the Water Authority-Cayman expiring in March 2006, November 2008 and November 2009. While we intend to re-negotiate these licenses prior to expiration, we cannot provide any assurances that the government will renew these licenses or that we will be able to negotiate new licenses on satisfactory terms. Failure to renegotiate the licenses on terms favorable to us could have an adverse effect on our results of operations.

     The British Virgin Islands Water and Sewerage Department has taken the position that our water supply agreement is operating on a month-to month basis. The term of Ocean Conversion (BVI) Ltd.'s existing water supply agreement in the British Virgin Islands is uncertain. Ocean Conversion (BVI) Ltd. believes that the existing water supply agreement with the British Virgin Islands Water and Sewerage Department was automatically extended to May 2006 when the British Virgin Islands government did not make a required buyout payment in May 1999. The British Virgin Islands government, however, has taken the position that the water supply agreement continues on a month-to-month basis. Thus, it is possible that the government could attempt to terminate the agreement at any time. While Ocean Conversion (BVI) Ltd. is currently attempting to negotiate a further extension of this agreement, there is no guarantee that an extension will be granted, or that if granted, such extension would be on terms favorable to Ocean Conversion (BVI) Ltd. Failure to negotiate this agreement on terms favorable to us could have an adverse effect on our results of operations.

     We may not be able to successfully integrate the new assets that we acquired in the recent acquisitions. Increasing the size of our company in a relatively short period of time has placed a significant strain on our management resources. Management may be required to spend additional time and money on integration that would otherwise be spent developing our business and services and may not be successful in integrating the acquired assets into our current operations. For example, integrating our new assets requires us to expand our management information systems and control our operating expenses. As a result, we cannot assure you that the acquisitions will provide us with the expected benefits. In addition, we cannot assure you that the acquisitions will not have a negative impact on our business and results of operation.

     The costs of integrating our new assets may affect our ability to pay dividends. We have traditionally sought to pay cash dividends to our shareholders out of our net income on a quarterly basis if funds are available. The costs associated with integrating the new assets into our company, however, may reduce our net income. If our net income is reduced, we will have fewer funds available to pay dividends. In addition, our bank loan agreement with Scotiabank (Cayman Islands) Ltd. requires that we pay dividends from current cash flows.

     Our business is affected by tourism, weather conditions, the economies of the locations where we provide service and the U.S. and European economies. Tourist arrivals and weather conditions within our operating areas affect the demand for our water to a greater extent in the Cayman Islands and in Belize than in the Bahamas, the British Virgin Islands and Barbados. In the Cayman Islands and Belize, the highest demand is normally in the first two quarters of each calendar year. The lowest demand for water occurs in the third quarter of each calendar year. A significant percentage of tourists visiting the Cayman Islands and Belize come from the U.S. and Europe. In addition, development activity in our service areas in the Cayman Islands is significantly impacted by the U.S. economy. Accordingly, a significant downturn in tourist arrivals to the Cayman Islands or in the U.S. or European economies for any reason would be detrimental to our revenues and operating results. After the events of September 11, 2001, tourism decreased in the Cayman Islands and is only gradually returning to historical levels.

     We may have difficulty accomplishing our growth strategy within and outside of our current operating areas. Even though we have an exclusive license for our present operating area in the Cayman Islands and supply agreements in the Cayman Islands, the Bahamas, the British Virgin Islands, Barbados and Belize, our ability to expand our operating areas is often subject to the approval of the respective governments in each location.

     Further, part of our long-term growth strategy is to expand our water supply and distribution operations to other locations outside of the Cayman Islands, the Bahamas, Barbados, the British Virgin Islands and Belize. Our expansion into new locations depends on our ability to obtain necessary permits, licenses and approvals to operate in new territories. We may not obtain these necessary permits, licenses and approvals in a timely and cost efficient manner, or at all.

     Our expansion to territories outside of our current operating areas includes significant risks, including, but not limited to, the following:

     - regulatory risks, including government relations difficulties, local regulations and currency controls;

     - risks related to operating in foreign countries, including political instability, reliance on local economies, environmental or geographical problems, shortages of materials, immigration restrictions and skilled labor;

     - risks related to development of new operations, including assessing the demand for water, engineering difficulties and inability to begin operations as scheduled; and

     - risks relating to greater competition in these new territories, including the ability of our competitors to gain or retain market share by reducing prices.

     Even if our expansion plans are successful, we may have difficulty managing our growth. We cannot assure you that any new operations outside of our current operating areas will attain or maintain profitability or that the results from these new operations will not negatively affect our overall profitability.

     We do not own a majority interest in Ocean Conversion (BVI) Ltd. We recently acquired 50% of the issued and outstanding voting shares of Ocean Conversion (BVI) Ltd. through our wholly-owned subsidiary, DesalCo Limited. Under the Articles of Association of Ocean Conversion (BVI) Ltd., we are able to appoint three of the six directors of that company. Sage Water Holdings (BVI) Ltd., which owns the remaining 50% of the issued and outstanding voting shares, is entitled to appoint the remaining three directors. If there is a tied vote of the directors on any matter, the president of the Caribbean Water and Wastewater Association is entitled to appoint a junior director to break the tie. As a result, we will have to share the management of Ocean Conversion (BVI) Ltd. with Sage Water Holdings (BVI). Although we will provide management and engineering services to Ocean Conversion (BVI) Ltd. through DesalCo Limited, this arrangement may not permit us to fully control the operations of the company.

     Our operations in the Caribbean could be harmed by hurricanes. Our operations are susceptible to damage from hurricanes. A significant hurricane could cause major damage to our equipment and properties and the properties of our customers, including the large tourist properties in these areas. This would result in decreased revenues and profits from water sales until our damaged equipment and properties are repaired and our customers and the tourism industry returned to the status quo before the hurricane. We do not insure our underground water distribution system on the Cayman Islands, nor the Governor's Harbour reservoirs which are constructed from earthen berms.

     Contamination to our processed water may cause disruption in our services and adversely affect our revenues. Our processed water may become contaminated by naturally-occurring or man-made compounds and events. In the event that a portion of our processed water is contaminated, we may have to interrupt the supply of that water until we are able to install treatment equipment or substitute the flow of water from an uncontaminated water production source. In addition, we may incur significant costs in order to treat a contaminated source of plant feed water through expansion of our current treatment facilities, or development of new treatment methods. Our inability to substitute processed water from an uncontaminated water source, or to adequately treat the contaminated plant feed water in a cost-effective manner may have an adverse effect on our revenues.

     In addition, in the wake of the September 11, 2001 terrorist attacks in New York, Washington, D.C. and Pennsylvania, we have taken steps to heighten employee awareness of threats to our water supply. While we are not aware of any specific threats to our facilities, operations or supplies, we have and will continue to take security precautions to protect our facilities, operations and supplies. It is possible, however, that we would not be in a position to control the outcome or the costs of such events should they occur, which could have an adverse effect on the results of our operations.

     We could be negatively affected by potential government actions and regulations. Any government that regulates our operations may issue legislation or adopt new regulations, including but not limited to:

     - restricting foreign ownership of our company;

     - providing for the expropriation of our assets by the government;

     - providing for nationalization of public utilities by the government;

     - providing for different water quality standards;

     - resulting in unilateral changes to or renegotiation of our exclusive licenses; or

     - causing currency exchange fluctuations or devaluations or changes in tax laws.

     Service of process and enforcement of legal proceedings commenced against us in the United States may be difficult to obtain. Service of process on our company and our directors and officers, fourteen out of seventeen of whom reside outside the United States, may be difficult to obtain within the United States. Also, since substantially all of our assets are currently located outside the United States, any judgment obtained in the United States against us may not be collectible.

     There is no reciprocal statutory enforcement of foreign judgments between the United States and the Cayman Islands, so foreign judgments originating from the United States are not directly enforceable in the Cayman Islands. A prevailing party in a United States proceeding against us or our officers or directors would have to initiate a new proceeding in the Cayman Islands using the United States judgment as evidence of the party's claim. A prevailing party could rely on the summary judgment procedures available in the Cayman Islands, subject to available defenses in the Cayman Islands courts, including, but not limited to, the lack of competent jurisdiction in the United States courts, lack of due service of process in the United States proceeding, and the possibility that enforcement or recognition of the United States judgment would be contrary to the public policy of the Cayman Islands.

     Depending on the nature of damages awarded, civil liabilities under the Securities Act of 1933 or the Securities Exchange Act of 1934 for original actions instituted outside the Cayman Islands may or may not be enforceable. For example, a United States judgment awarding remedies unobtainable in any legal action in the courts of the Cayman Islands (for example, treble damages, which would probably be regarded as penalties), would not likely be enforceable under any circumstances.

     We rely heavily on the efforts of several key employees. Our success depends upon the abilities of our executive officers. In particular, the loss of the services of Jeffrey Parker, our Chairman and Chief Executive Officer, or Fredrick McTaggart, our President, Chief Operating Officer and Chief Financial Officer, could be detrimental to our operations and our continued success. Although Messrs. Parker and McTaggart have entered into three-year employment agreements which automatically extend every year for an additional one-year term, we cannot guarantee that Mr. Parker or Mr. McTaggart will continue to work for us during the term of their agreements. Also, none of our employees have entered into non-compete agreements with us.

     Provisions in our articles of association and an option deed adopted by our board of directors may discourage a change in control of our company and may make it more difficult for you to sell your ordinary shares. Our articles of association include provisions which may discourage or prevent a change in control of our company. For instance, our board of directors consists of three groups. Each group serves a staggered term of three years before the directors in the group are up for re-election. Also, our board of directors may refuse to register any transfer of shares on our books for any reason.

     We have also adopted an option deed, which is similar to a poison pill. The option deed will discourage a change in control of our company by causing substantial dilution to a person or group who attempts to acquire our company on terms not approved by the board of directors. The option deed will expire on July 31, 2007.

     As a result of these provisions, which discourage or prevent an unfriendly or unapproved change in control of our company, you may not have an opportunity to sell your ordinary shares at a higher market price, which, at least temporarily, typically accompanies attempts to acquire control of a company through a tender offer, open market purchase or otherwise.

     There may be a risk of variation in currency exchange rates. Although we report our results in United States dollars, the majority of our revenue is earned in Cayman Islands dollars and Belizean dollars. Prior to our acquisition of control of Waterfields Company Limited, our Bahamas revenue was earned in United States dollars. As a result of our acquisition of control of Waterfields Limited, we now earn revenue in Bahamian dollars. The Cayman Islands dollar is presently fixed at U.S.$ 1.00 = CI$ 0.83. The rate of exchange has been fixed since 1974. The Belizean dollar has been fixed at U.S.$ 1.00 = BZE$2.00 since 1976 and the Bahamian dollar has been fixed at U.S.$ 1.00 = BAH$ 1.00 since 1973. In addition, as a result of our recent acquisitions, we also earn revenue in the British Virgin Islands whose currency is in United States dollars and Barbados whose currency is in Barbadian dollars. The Barbadian dollar has been fixed at U.S.$ 1.00 = BDS$ 2.00 since 1975. As a result, we do not intend to hedge against any exchange rate risk associated with our reporting in United States dollars. If any of these fixed exchange rates becomes a floating exchange rate, however, our results of operations could be adversely affected.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

CREDIT RISK

     We are not exposed to significant credit risk on retail customer accounts in the Cayman Islands, as our policy is to cease supply of water to customers whose accounts are more than 45 days overdue. Our main exposure to credit risk is from our bulk water sales customers in Belize, the Bahamas, the British Virgin Islands, Barbados and the Cayman Islands.

INTEREST RATE RISK

     As of December 31, 2002, we had loans outstanding of $905,384 from the European Investment Bank at fixed interest rate of 3.36% and $1,687,500 from the Royal Bank of Canada, bearing interest at LIBOR plus 1.5%. On February 7, 2003, we borrowed $28,056,126.09 from Scotiabank (Cayman Islands) Ltd., at an annually adjusted floating rate of LIBOR plus 1.5% to 3%, depending on the ratio of our consolidated debt to our consolidated earnings before interest, taxes and depreciation, from which our debt to the Royal Bank of

Canada has been repaid. We are subject to interest rate risk to the extent that LIBO or Scotiabank (Cayman Islands) Ltd.'s prime lending rate changes.

FOREIGN EXCHANGE RISK

     All of our foreign currencies have fixed exchanged rates to the U.S. dollar. If any of these fixed exchange rates become a floating exchange rate, however, our results of operation could be adversely affected.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          CONSOLIDATED WATER CO. LTD.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                               PAGE
                                                               ----
Independent Auditors' Report................................    44
Consolidated Balance Sheets as at December 31, 2002 and
  2001......................................................    45
Consolidated Statements of Income for each of the years
  ended December 31, 2002, 2001, and 2000...................    46
Consolidated Statements of Stockholders' Equity for each of
  the years ended December 31, 2002, 2001, and 2000.........    47
Consolidated Statements of Cash Flows for each of the years
  ended December 31, 2002, 2001, and 2000...................    48
Notes to Consolidated Financial Statements..................    49

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Consolidated Water Co. Ltd

     We have audited the accompanying consolidated balance sheets of Consolidated Water Co. Ltd. and subsidiaries (the "Company") as of December 31, 2002 and 2001, and the related consolidated statements of income, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with the auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material aspects, the financial position of Consolidated Water Co. Ltd. and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and cash flows for each of the three years in the three-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG Chartered Accountants

Cayman Islands
March 18, 2003

                          CONSOLIDATED WATER CO. LTD.

                          CONSOLIDATED BALANCE SHEETS
                      (EXPRESSED IN UNITED STATES DOLLARS)

                                                                    DECEMBER 31,
                                                              -------------------------
                                                                 2002          2001
                                                              -----------   -----------
                                        ASSETS
CURRENT ASSETS
  Cash and cash equivalents (Note 3)........................  $   568,304   $   516,446
  Accounts receivable (Note 4)..............................    1,406,947     1,323,156
  Inventory.................................................      388,131       319,511
  Prepaid expenses and other assets.........................      370,429       319,900
  Deferred expenditures.....................................      887,856            --
                                                              -----------   -----------
TOTAL CURRENT ASSETS........................................    3,621,667     2,479,013
PROPERTY, PLANT AND EQUIPMENT (Note 5)......................   20,253,646    18,414,935
INTANGIBLE ASSET (Note 6)...................................    1,619,874     1,814,780
INVESTMENT..................................................       12,450        12,450
                                                              -----------   -----------
TOTAL ASSETS................................................  $25,507,637   $22,721,178
                                                              ===========   ===========
                         LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Dividends payable (Note 7)................................      508,444       499,383
  Accounts payable and other liabilities....................    1,143,850     1,087,470
  Stock compensation liability (Note 15)....................      424,841       210,324
  Current portion of long term debt (Note 8)................      518,275       355,840
                                                              -----------   -----------
TOTAL CURRENT LIABILITIES...................................    2,595,410     2,153,017
LONG TERM DEBT (Note 8).....................................    2,074,609     1,213,804
SECURITY DEPOSITS...........................................      100,959        52,763
ADVANCES IN AID OF CONSTRUCTION.............................       35,276        37,494
                                                              -----------   -----------
TOTAL LIABILITIES...........................................    4,806,254     3,457,078
                                                              -----------   -----------
STOCKHOLDERS' EQUITY
  Redeemable preferred stock, $1.20 par value. Authorized
     100,000 shares; issued and outstanding 19,740 shares in
     2002 and 25,195 shares in 2001.........................       23,688        30,234
  Class A common stock, $1.20 par value. Authorized
     9,870,000 shares; issued and outstanding 3,993,419
     shares in 2002 and 3,920,064 shares in 2001............    4,792,103     4,704,077
  Class B common stock, $1.20 par value. Authorized 30,000
     shares; issued and outstanding nil shares for 2002 and
     nil shares for 2001....................................           --            --
  Additional paid-in capital................................    7,354,395     6,896,753
  Retained earnings.........................................    8,531,197     7,633,036
                                                              -----------   -----------
TOTAL STOCKHOLDERS' EQUITY..................................   20,701,383    19,264,100
                                                              -----------   -----------
COMMITMENTS (NOTE 14)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..................  $25,507,637   $22,721,178
                                                              ===========   ===========

   The accompanying notes are an integral part of these financial statements.

                          CONSOLIDATED WATER CO. LTD.

                       CONSOLIDATED STATEMENTS OF INCOME
                      (EXPRESSED IN UNITED STATES DOLLARS)

                                                            FOR THE YEAR ENDED DECEMBER 31,
                                                        ---------------------------------------
                                                           2002          2001          2000
                                                        -----------   -----------   -----------
Water sales...........................................  $11,910,720   $11,026,923   $ 9,576,959
Cost of water sales (Note 10).........................   (6,882,177)   (6,109,117)   (5,423,297)
                                                        -----------   -----------   -----------
Gross profit..........................................    5,028,543     4,917,806     4,153,662
Indirect expenses (Note 10)...........................   (2,747,990)   (2,600,016)   (2,197,569)
                                                        -----------   -----------   -----------
Income from operations................................    2,280,553     2,317,790     1,956,093
                                                        -----------   -----------   -----------
Other income
  Interest income.....................................       14,711        28,584        32,314
  Other income........................................      281,046       418,199       416,413
                                                        -----------   -----------   -----------
                                                            295,757       446,783       448,727
                                                        -----------   -----------   -----------
Net income............................................  $ 2,576,310   $ 2,764,573   $ 2,404,820
                                                        ===========   ===========   ===========
Basic earnings per share (Note 11)....................  $      0.65   $      0.71   $      0.68
                                                        ===========   ===========   ===========
Diluted earnings per share (Note 11)..................  $      0.63   $      0.69   $      0.67
                                                        ===========   ===========   ===========
Weighted average number of common shares used in the
  determination of:
  Basic earnings per share (Note 11)..................    3,969,861     3,897,969     3,532,501
                                                        ===========   ===========   ===========
  Diluted earnings per share (Note 11)................    4,087,532     3,999,691     3,616,271
                                                        ===========   ===========   ===========

   The accompanying notes are an integral part of these financial statements.

                          CONSOLIDATED WATER CO. LTD.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
       FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2002
                      (EXPRESSED IN UNITED STATES DOLLARS)

                                    REDEEMABLE PREFERRED
                                           STOCK                COMMON STOCK        ADDITIONAL                     TOTAL
                                    --------------------   ----------------------    PAID-IN      RETAINED     STOCKHOLDERS'
                                     SHARES     DOLLARS     SHARES      DOLLARS      CAPITAL      EARNINGS        EQUITY
                                    --------   ---------   ---------   ----------   ----------   -----------   -------------
Balance at December 31, 1999......   41,058    $ 49,270    3,051,715   $3,662,058   $2,765,407   $ 5,301,564    $11,778,299
Public offering of ordinary
  shares, $7.05, net of issue
  costs...........................       --          --      773,000      927,600    4,035,131                    4,962,731
Issue of share capital............    3,415       4,098      106,890      128,269      325,666            --        458,033
Conversion of preferred shares....  (10,639)    (12,767)      10,639       12,767           --            --             --
Redemption of preferred shares....     (200)       (240)          --           --           --            --           (240)
Repurchase and cancellation of
  ordinary shares.................       --          --      (79,100)     (94,920)    (399,455)           --       (494,375)
Net income........................       --          --           --           --           --     2,404,820      2,404,820
Dividends declared................       --          --           --           --           --    (1,262,675)    (1,262,675)
                                    -------    --------    ---------   ----------   ----------   -----------    -----------
Balance at December 31, 2000......   33,634    $ 40,361    3,863,144   $4,635,774   $6,726,749   $ 6,443,709    $17,846,593
Issue of share capital............    5,821       6,985       67,860       81,431      411,599            --        500,015
Conversion of preferred shares....  (14,260)    (17,112)      14,260       17,112           --            --             --
Repurchase and cancellation of
  ordinary shares.................       --          --      (25,200)     (30,240)    (241,595)           --       (271,835)
Net income........................       --          --           --           --           --     2,764,573      2,764,573
Dividends declared................       --          --           --           --           --    (1,575,246)    (1,575,246)
                                    -------    --------    ---------   ----------   ----------   -----------    -----------
Balance at December 31, 2001......   25,195    $ 30,234    3,920,064   $4,704,077   $6,896,753   $ 7,633,036    $19,264,100
Issue of share capital............    3,330       3,996       67,456       80,947      490,889            --        575,832
Conversion of preferred shares....   (8,083)     (9,700)       8,083        9,700           --            --             --
Redemption of preferred shares....     (702)       (842)          --           --       (2,999)           --         (3,841)
Repurchase and cancellation of
  ordinary shares.................       --          --       (2,184)      (2,621)     (30,248)           --        (32,869)
Net income........................       --          --           --           --           --     2,576,310      2,576,310
Dividends declared................       --          --           --           --           --    (1,678,149)    (1,678,149)
                                    -------    --------    ---------   ----------   ----------   -----------    -----------
Balance at December 31, 2002......   19,740    $ 23,688    3,993,419   $4,792,103   $7,354,395   $ 8,531,197    $20,701,383
                                    =======    ========    =========   ==========   ==========   ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                          CONSOLIDATED WATER CO. LTD.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (EXPRESSED IN UNITED STATES DOLLARS)

                                                    FOR THE YEAR ENDED DECEMBER 31,
                                                ---------------------------------------
                                                   2002          2001          2000
                                                -----------   -----------   -----------
  Net income..................................  $ 2,576,310   $ 2,764,573   $ 2,404,820
ADJUSTMENTS TO RECONCILE NET INCOME TO NET
  CASH
  Depreciation................................    1,269,126     1,113,041     1,071,455
  Amortization of intangible asset............      194,906       193,703        64,979
  Stock compensation on share grants..........      175,330       289,174        51,579
  Loss on sale of fixed assets................           --         7,702            --
  (Increase) decrease in accounts
     receivable...............................      (83,791)      165,573       (56,259)
  (Increase) decrease in inventory............      (68,620)     (165,278)       20,043
  (Increase) decrease in prepaid expenses and
     other assets.............................      (50,529)      (20,401)        1,647
  Increase in accounts payable and other
     liabilities..............................       56,380        19,956       320,183
  Increase (decrease) in stock compensation
     liability................................      214,517      (170,526)       48,259
  Increase in security deposits...............       48,196            --            --
  Decrease in advances in aid of
     construction.............................       (2,218)       (3,596)       (3,994)
                                                -----------   -----------   -----------
Net cash provided by operating activities.....    4,329,607     4,193,921     3,922,712
                                                -----------   -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Deferred expenditures.......................     (460,886)           --            --
  Purchase of property, plant and equipment...   (3,107,837)   (1,892,147)   (2,301,759)
  Proceeds from sale of property, plant and
     equipment................................           --           360            --
  Purchase of investment......................           --       (12,450)           --
  Purchase of subsidiary, net of cash
     acquired.................................           --            --    (3,966,979)
                                                -----------   -----------   -----------
Net cash used in investing activities.........   (3,568,723)   (1,904,237)   (6,268,738)
                                                -----------   -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Deferred expenditures.......................     (426,970)           --            --
  Dividends paid..............................   (1,669,088)   (1,477,828)   (1,127,295)
  Proceeds from credit facility...............    1,500,000       500,000            --
  Principal repayments of long term debt......     (476,760)     (281,922)     (885,355)
  Net proceeds from issuance of stock.........      400,502       210,601     5,368,945
  Payment to acquire common stock.............      (32,869)     (271,595)     (494,375)
  Payment to acquire redeemable preferred
     shares...................................       (3,841)           --            --
  (Decrease) increase in bank overdraft.......           --      (703,331)       32,938
  Principal payments under water purchase
     agreement................................           --            --      (320,141)
                                                -----------   -----------   -----------
Net cash (used in) provided by financing
  activities..................................     (709,026)   (2,024,075)    2,574,717
                                                -----------   -----------   -----------
NET INCREASE IN CASH AND CASH EQUIVALENTS.....       51,858       265,609       228,691
CASH AND CASH EQUIVALENTS AT BEGINNING OF
  YEAR........................................      516,446       250,837        22,146
                                                -----------   -----------   -----------
CASH AND CASH EQUIVALENTS AT END OF YEAR......  $   568,304   $   516,446   $   250,837
                                                ===========   ===========   ===========

   The accompanying notes are an integral part of these financial statements.

                          CONSOLIDATED WATER CO. LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  PRINCIPAL ACTIVITY

     Consolidated Water Co. Ltd. and its wholly-owned subsidiaries (together the "Company") use reverse osmosis technology to produce fresh water from seawater. The Company processes and supplies water to its customers in Grand Cayman, Cayman Islands; Ambergris Caye, Belize; and South Bimini, Bahamas. The Company's exclusive license in Grand Cayman allows it to process and supply water to certain areas of Grand Cayman for a period of twenty years from July 11, 1990 in addition to having a right of first refusal on the extension or renewal thereof. The Company has a contract with Belize Water Services Ltd. ("BWSL") of Belize, formally known as Water and Sewerage Authority of Belize, to supply water to BWSL in Ambergris Caye expiring in 2011. At the expiry of the contract, BWSL may at its option extend the term of the agreement or purchase the plant outright. In addition, on July 11, 2001 the Company commenced supplying water under a ten year agreement to South Bimini International Ltd., a Bahamian company that owns and operates resort properties on South Bimini Island, Bahamas. The base price of water supplied by the Company, and adjustments thereto, are generally determined by the terms of the license and contracts, which provide for adjustments based upon the movement in the government price indices specified in the license and contracts respectively, as well as monthly adjustments for changes in the cost of energy.

2.  ACCOUNTING POLICIES

     Basis of preparation: The financial statements presented are prepared in accordance with the accounting principles generally accepted in the United States of America.

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

     The Company's significant accounting policies are:

     Basis of consolidation: The consolidated financial statements include the accounts of the Company's wholly-owned subsidiaries Belize Water Limited, Hurricane Hide-A-Way Ltd. and Cayman Water Company Limited. The operating results of Belize Water Limited have been included in the financial statements since the date of the acquisition being July 21, 2000. All inter-company balances and transactions have been eliminated. There are no operating results for Hurricane Hide-A-Way Ltd. and Cayman Water Company Limited as these companies have been dormant since inception and have no assets and liabilities.

     Foreign currency: The functional currency of the Company and its foreign subsidiaries are their respective local currencies. The consolidated operations are reported in United States dollars. The exchange rates between the Cayman Islands dollar, the Belize dollar and the Bahamian dollar have been fixed to the United States dollar during all periods presented.

     Monetary assets and liabilities denominated in foreign currencies are translated at the rates of exchange ruling at the balance sheet date. Foreign currency transactions are translated at the rate ruling on the date of the transaction. Net exchange gains and losses are included in other income in the consolidated statements of income.

     Cash and cash equivalents: Cash and cash equivalents comprise cash at bank on call and highly liquid deposits with an original maturity of three months or less.

     Trade accounts receivable: Trade accounts receivable are recorded at invoiced amounts based on meter readings. The allowance for doubtful accounts is the Company's best estimate of the amount of probable credit losses in the Company's existing accounts receivable balance. The Company determines the allowance for doubtful accounts based on historical write-off experience and monthly review of delinquent accounts. Past

                          CONSOLIDATED WATER CO. LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.  ACCOUNTING POLICIES -- (CONTINUED)

due balances are reviewed individually for collectibility and disconnection. Account balances are charged off against the allowance for doubtful accounts after all means of collection have been exhausted and the potential for recovery is considered by management to be remote.

     Inventory: Inventory primarily includes replacement spares and parts that are valued at the lower of cost and net realizable value on a first-in, first-out basis. Inventory also includes potable water held in the Company's reservoirs. The value of the water inventory is the lower of the average cost of producing and purchasing water during the year and net realizable value.

     Deferred expenditures: Deferred expenditures represent direct costs incurred in connection with planned business combinations and financing transactions.

     Property, plant and equipment: Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation is calculated using a straight line method with an allowance for estimated residual values. Rates are determined based on the estimated useful lives of the assets as follows:

Buildings................................. 5 to 40 years
Plant and equipment....................... 4 to 25 years
Distribution system....................... 3 to 40 years
Office furniture, fixtures and             3 to 10 years
  equipment...............................
Vehicles.................................. 3 to 10 years
Leasehold improvements.................... Shorter of 5 years and operating lease term outstanding
Lab Equipment............................. 3 to 10 years

     Additions to property, plant and equipment are comprised of the cost of the contracted services, direct labour and materials. Assets under construction are recorded as additions to property, plant and equipment upon completion of the projects. Depreciation commences in the month of addition.

     During the year ended December 31, 2001, the Company carried out an extensive engineering analysis of its potable water production and distribution equipment in Grand Cayman. The Company's analysis concluded that certain assets would not need to be replaced or relocated as early as previously planned. As a result of these circumstances, management considered it appropriate to reassess the estimated useful economic life of these assets. The reassessment of the useful economic lives of these assets resulted in decreased depreciation expense on an annual basis in the amount of $197,472, which increased basic and fully diluted earnings per share by $0.05 for the year ended December 31, 2001.

     Intangible asset: The Company adopted the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets", as of January 1, 2002. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets". The adoption of SFAS No. 142 had no impact on the Company's consolidated financial statements.

     Prior to the adoption of SFAS No. 142, the intangible asset recorded by the Company was amortized on a straight-line over the remaining period of the contract. The impairment of the intangible asset, if any, was measured based on projected discounted future operating cash flows using a discount rate reflecting the Company's average cost of funds.

                          CONSOLIDATED WATER CO. LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.  ACCOUNTING POLICIES -- (CONTINUED)

     Investment: Investments are recorded at cost. The Company recognizes an impairment loss on declines in value that are other than temporary.

     Advances in aid of construction: The Company recognizes a liability when advances are received from condominium developers in the licensed area to help defray the capital expenditure costs of the Company. These advances do not represent loans to the Company and are interest free. However, the Company allows a discount of ten percent on future supplies of water to these developments until the aggregate discounts allowed are equivalent to advances received. Discounts are charged against advances received.

     Shares repurchased: Under Cayman Islands law, ordinary shares repurchased must be cancelled upon redemption. The Company's issued share capital is reduced by the par value of those shares, with the difference being adjusted to additional paid in capital.

     Stock and stock option incentive plans: The Company issues stock under incentive plans that form part of employees and non-executive Directors' remuneration and grants options to purchase ordinary shares as part of remuneration for certain long-serving employees and the executive officers.

     The Company applies the intrinsic-value-based method of accounting prescribed by APB Opinion No. 25 "Accounting for Stock Issued to Employees", and related interpretations to account for its fixed-plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. SFAS No. 123 "Accounting for Stock-Based Compensation" established accounting and disclosure requirements using a fair-valued-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company continues to apply the intrinsic-value method of accounting described above and has adopted the disclosure requirements of SFAS No. 123. The following table illustrates the effect on net income if the fair-value-based method has been applied to all outstanding and unvested awards in each period.

                                                      2002         2001         2000
                                                   ----------   ----------   ----------
Net income, as reported..........................  $2,576,310   $2,764,573   $2,404,820
Add stock-based employee compensation expense
  included in reporting net income...............     442,497      169,599      124,772
Deduct total stock-based employee compensation
  expense determined under fair-value-based
  method for all rewards.........................    (622,702)    (645,290)    (417,837)
                                                   ----------   ----------   ----------
Pro forma net income.............................  $2,396,105   $2,288,882   $2,111,755
                                                   ==========   ==========   ==========
Earnings per share:
  Basic -- as reported...........................  $     0.65   $     0.71   $     0.68
  Basic -- pro forma.............................  $     0.60   $     0.59   $     0.59
  Diluted -- as reported.........................  $     0.63   $     0.69   $     0.67
  Diluted -- pro forma...........................  $     0.58   $     0.57   $     0.58

     The cost of stock options granted to employees is recorded as a liability and is expensed to the consolidated statements of income over the vesting period of the options. On exercise of options, proceeds up to the par value of the stock issued are credited to ordinary share capital; any proceeds in excess of the par value of the stock issued are credited to additional paid in capital in the period in which the options are exercised. Options that expire without exercise are also credited to additional paid in capital in the period in which the option expired.

                          CONSOLIDATED WATER CO. LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.  ACCOUNTING POLICIES -- (CONTINUED)

     Water sales and cost of water sales: Customers are billed monthly based on meter readings performed at or near each month end and in accordance with agreements which stipulate minimum monthly charges for water service. An accrual, where necessary, is made for water delivered but unbilled at year end when readings are not performed at the year end date. The accrual is matched with the direct costs of producing, purchasing and delivering water.

     Repairs and maintenance: All repair and maintenance costs are expensed as incurred.

     Comparative figures: Certain of prior year's figures have been reclassed to conform to the current year's presentation.

3.  CASH AND CASH EQUIVALENTS

     Cash and cash equivalents are not restricted as to withdrawal or use. At December 31, 2002, the equivalent of $395,897 (2001: $372,688) is denominated in Belize dollars. The Company has a guarantee from the Government of Belize to repatriate any and all of the Belize Water Limited earnings in United States dollars.

4.  ACCOUNTS RECEIVABLE

     Accounts receivable comprise receivables from customers and are shown net of an allowance for doubtful accounts of $12,000 (2001: $12,000). Significant concentrations of credit risk are disclosed in Note 18.

5.  PROPERTY, PLANT AND EQUIPMENT

                                                                   DECEMBER 31,
                                                             -------------------------
                                                                2002          2001
                                                             -----------   -----------
Cost:
Land.......................................................  $   475,679   $   475,679
Buildings..................................................    2,211,200     2,147,417
Plant and equipment........................................   11,288,460     9,531,739
Distribution system........................................   13,237,043    13,007,223
Office furniture, fixtures and equipment...................      715,539       675,450
Vehicles...................................................      607,230       580,213
Leasehold improvements.....................................       39,480        39,480
Lab equipment..............................................       41,035        37,909
Assets under construction..................................    1,202,058       284,906
                                                             -----------   -----------
                                                              29,817,724    26,780,016
Accumulated depreciation...................................   (9,564,078)   (8,365,081)
                                                             -----------   -----------
Net book value.............................................  $20,253,646   $18,414,935
                                                             ===========   ===========

     At December 31, 2002, the Company had outstanding capital commitments of $1,080,000 (2001: $1,620,000). It is the Company's policy to maintain adequate insurance for loss or damage to all fixed assets that in management's assessment may be susceptible to loss. The Company does not insure the costs of its underground distribution system which total $9,806,663 (2001: $9,471,931) or plant and equipment insured by third parties with a total cost of $3,633,997 (2001: $3,633,997).

                          CONSOLIDATED WATER CO. LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.  INTANGIBLE ASSET

     On July 21, 2000, the Company acquired all of the issued and outstanding capital stock of Seatec Belize Ltd., a company organized under the laws of Belize, for a total purchase price, less cash and cash equivalents acquired, of $3,966,979. Of this amount, $2,073,462 was attributed to the water purveyor contract (the "contract") that the acquired company had with Belize Water Services Ltd. Seatec Belize Ltd., now renamed Belize Water Limited, owns and operates a reverse osmosis plant in Ambergris Caye, Belize. This acquisition was accounted for by the purchase method and the intangible asset is being amortized on a straight line basis over the remaining period of the contract, which expires in April 2011.

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 2002         2001
                                                              ----------   ----------
Intangible asset............................................  $2,073,462   $2,073,462
Accumulated amortisation....................................    (453,588)    (258,682)
                                                              ----------   ----------
Net book value..............................................  $1,619,874   $1,814,780
                                                              ==========   ==========

     Amortization for each of the next five years is estimated to be $195,000 per year.

7.  DIVIDENDS

     Quarterly interim dividends were declared in respect of Class A common stock and preference shares as follows:

                                                               2002    2001    2000
                                                              ------   -----   -----
March 31....................................................  $0.105   $0.10   $0.08
June 30.....................................................  $0.105   $0.10   $0.08
September 30................................................  $0.105   $0.10   $0.08
December 31.................................................  $0.105   $0.10   $0.10

     Interim dividends for the first three quarters were paid during each respective year. The interim dividend for the fourth quarter was declared by the Board of Directors in October of each respective year. These quarterly interim dividends are subject to no further ratification and consequently the fourth quarter interim dividends have been recorded as a liability in each respective year. Included in dividends payable at December 31, 2002 are unclaimed dividends of $85,671 (2001: $100,160).

8.  LONG TERM DEBT

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 2002         2001
                                                              ----------   ----------
European Investment Bank loan bearing interest at 3.36%,
  repayable in semi annual installments, due June 20,
  2006......................................................  $  905,384   $1,132,144
Royal Bank of Canada loan bearing interest at six month
  LIBOR plus 1.5%, repayable in semi annual installments of
  $62,500 plus interest, due April 27, 2005.................     312,500      437,500
Royal Bank of Canada loan bearing interest at monthly LIBOR
  plus 1.5%, repayable in monthly installments of $12,500
  plus interest, due February 2, 2007.......................   1,375,000           --
                                                              ----------   ----------
Total long term debt........................................   2,592,884    1,569,644
Less current portion........................................    (518,275)    (355,840)
                                                              ----------   ----------
Long term debt, excluding current portion...................  $2,074,609   $1,213,804
                                                              ==========   ==========

                          CONSOLIDATED WATER CO. LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.  LONG TERM DEBT  -- (CONTINUED)

     At December 31, 2002, the total lending facility made available by the Royal Bank of Canada comprised: a) a revolving line of credit with a limit of $1,000,000, bearing interest at New York Prime plus 1%, which is convertible in $100,000 increments into a monthly revolving LIBOR note, bearing interest at LIBOR plus 1.5%, and b) term loans with a limit of $3,500,000, bearing interest at LIBOR plus 1.5%. Any amounts drawn down under the line of credit and any term loans are collateralised by a fixed and floating charge of $3,000,000. The fixed charge covers land owned by the Company and the floating charge covers all other assets of the Company, except a reverse osmosis plant charged in connection with the water purchase agreement.

     The European Investment Bank loan is guaranteed by the Overseas Development Administration ("ODA") of the Foreign and Commonwealth Office of the Government of the United Kingdom. The Government of the Cayman Islands has, for a fee of 1% per annum, provided a counter guarantee to the ODA. The Company, with the approval of the Royal Bank of Canada has agreed to secure the counter guarantee by a second charge over all assets of the Company.

     The Company is subject to certain restrictive covenants associated with its long term debt and is in compliance with all such covenants at December 31, 2002.

     THE AGGREGATE CAPITAL REPAYMENT OBLIGATIONS OVER THE NEXT FIVE YEARS ARE AS
FOLLOWS:

2003........................................................   $  518,276
2004........................................................      530,286
2005........................................................      480,564
2006........................................................      288,758
2007........................................................      150,000
                                                               ----------
                                                               $1,967,884
                                                               ==========

9.  SHARE CAPITAL AND ADDITIONAL PAID IN CAPITAL

     Redeemable preferred stock ("preference shares") is issued under the Company's Employee Share Incentive Plan as discussed in Note 15 and carries the same voting and dividend rights as ordinary shares of common stock ("ordinary share"). Preference shares vest over four years and convert to common stock on a share for share basis on the fourth anniversary of each grant date. Preference shares are only redeemable with the Company's agreement. Upon liquidation preference shares rank in preference to the ordinary shares to the extent of the par value of the preference shares and any related additional paid in capital.

     The Company has a Class 'B' stock option plan designed to deter coercive takeover tactics. Pursuant to this plan, holders of ordinary shares and preference shares were granted options which entitle them to purchase 1/100 of a share of Class 'B' stock at an exercise price of $37.50 if a person or group acquires or commences a tender offer for 20% or more of the Company's ordinary shares. Option holders (other than the acquiring person or group) will also be entitled to buy, for the $37.50 exercise price, ordinary shares with a then market value of $75.00 in the event a person or group actually acquires 20% or more of the Company's ordinary shares. Options may be redeemed at $0.01 under certain circumstances. 30,000 of the Company's authorized but unissued ordinary shares have been reserved for issue as Class 'B' stock. The Class 'B' stock ranks pari passu with ordinary shares for dividend and voting rights. No Class 'B' stock options have been exercised or redeemed up to December 31, 2002.

                          CONSOLIDATED WATER CO. LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.  EXPENSES

                                                     FOR THE YEAR ENDED DECEMBER 31,
                                                   ------------------------------------
                                                      2002         2001         2000
                                                   ----------   ----------   ----------
COST OF WATER SALES COMPRISE THE FOLLOWING:
Water purchases..................................  $1,952,331   $2,074,759   $2,062,582
Depreciation.....................................   1,175,349    1,018,541      992,410
Amortisation of intangible asset (Note 6)........     194,906      193,703       64,979
Employee costs...................................   1,042,192      939,976      741,789
Fuel oil.........................................     179,275       91,842       81,102
Royalties (Note 14)..............................     737,064      694,351      641,428
Electricity......................................     710,168      534,919      316,135
Insurance........................................     124,404       89,808       64,160
Other direct costs...............................     766,488      471,218      458,712
                                                   ----------   ----------   ----------
                                                   $6,882,177   $6,109,117   $5,423,297
                                                   ==========   ==========   ==========
INDIRECT EXPENSES COMPRISE THE FOLLOWING:
Employee costs...................................   1,427,182    1,299,877    1,045,244
Interest.........................................     103,986       99,956      135,847
Depreciation.....................................      93,777       94,500       79,045
Professional fees................................     278,433      280,297      275,589
Insurance........................................     141,650       89,328       34,829
Directors' fees and expenses.....................     157,877      107,184      104,149
Other indirect costs.............................     545,085      628,874      522,866
                                                   ----------   ----------   ----------
                                                   $2,747,990   $2,600,016   $2,197,569
                                                   ==========   ==========   ==========

                          CONSOLIDATED WATER CO. LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.  EARNINGS PER SHARE

     Basic earnings per share is calculated by dividing the net profit attributable to common stockholders by the weighted average number of ordinary shares in issue during the year.

     The net income, weighted average number of ordinary shares and potential ordinary shares figures used in the determination of the basic and diluted earnings per ordinary share are summarized as follows:

                                                      2002         2001         2000
                                                   ----------   ----------   ----------
Net income.......................................  $2,576,310   $2,764,573   $2,404,820
Less:
Dividends declared and earnings attributable on
  preference shares..............................      (8,913)     (10,794)     (14,220)
                                                   ----------   ----------   ----------
Net income available to holders of ordinary
  shares in the determination of basic earnings
  per ordinary share.............................  $2,567,397   $2,753,779   $2,390,600
                                                   ==========   ==========   ==========
Weighted average number of ordinary shares in the
  determination of basic earnings per ordinary
  share..........................................   3,969,861    3,897,969    3,532,501
Plus:
Weighted average number of preference shares
  outstanding during the year....................      23,801       31,213       37,145
Potential dilutive effect of unexercised options
  and warrants...................................      93,870       70,509       46,625
                                                   ----------   ----------   ----------
Weighted average number of shares used for
  determining diluted earnings per ordinary
  share..........................................   4,087,532    3,999,691    3,616,271
                                                   ==========   ==========   ==========

12.  SEGMENTED INFORMATION

     The supply of water to the Cayman Islands, Belize and Bahamas are considered by management as separate business segments. The basis of measurement of segment information is similar to that adopted for the financial statements.

     Water sales from Belize Water Limited for the three years ending December 31, 2002 were earned from one customer.

                          CONSOLIDATED WATER CO. LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.  SEGMENTED INFORMATION -- (CONTINUED)

                                         AS AT DECEMBER 31 AND FOR THE YEAR THEN ENDED
                         ------------------------------------------------------------------------------
                                     CAYMAN ISLANDS                             BELIZE(*)
                         ---------------------------------------   ------------------------------------
                            2002          2001          2000          2002         2001         2000
                         -----------   -----------   -----------   ----------   ----------   ----------
Water sales............  $10,321,598   $ 9,769,815   $ 9,112,031   $1,471,098   $1,230,775   $  464,928
Other income...........      286,904       417,786       448,727        8,849       28,554           --
Cost of water sales....    5,871,118     5,344,370     5,172,945      862,455      718,121      250,352
Indirect expenses......    2,512,867     2,404,977     2,164,147      226,186      190,913       33,422
Cost of water sales and direct expenses include:
  Interest.............      103,427        99,865       152,757          559           91           --
  Depreciation.........    1,043,397       932,029     1,009,420      180,105      160,825       62,035
Net income (loss)......    2,224,517     2,438,254     2,223,666      391,306      350,295      181,154
Property, plant and
  equipment............   17,698,944    15,770,560    15,735,330    1,440,673    1,541,795    1,601,166
Total assets...........   22,214,167    21,595,627    19,421,195    2,160,107    2,310,772    2,117,082

                                        AS AT DECEMBER 31 AND FOR THE YEAR THEN ENDED
                         ----------------------------------------------------------------------------
                                    BAHAMAS(**)                                TOTAL
                         ----------------------------------   ---------------------------------------
                            2002         2001        2000        2002          2001          2000
                         ----------   ----------   --------   -----------   -----------   -----------
Water sales............  $  118,024   $   26,333   $     --   $11,910,720   $11,026,923   $ 9,576,959
Other income...........           4          443         --       295,757       446,783       448,727
Cost of water sales....     148,604       46,626         --     6,882,177     6,109,117     5,423,297
Indirect expenses......       8,937        4,126         --     2,747,990     2,600,016     2,197,569
Cost of water sales and
  Interest.............          --           --         --       103,986        99,956       152,757
  Depreciation.........      45,624       20,187         --     1,269,126     1,113,041     1,071,455
Net income (loss)......     (39,513)     (23,976)        --     2,576,310     2,764,573     2,404,820
Property, plant and
  equipment............   1,114,029    1,102,580    307,395    20,253,646    18,414,935    17,643,891
Total assets...........   1,133,363    1,125,551    307,395    25,507,637    22,721,178    21,845,672

---------------

(*) The Company acquired 100% of the outstanding shares in Belize Water Limited and began operations on July 21, 2000.

(**) On December 18, 2000, the Company entered into a water supply agreement with South Bimini International Ltd. Operations began on July 11, 2001.

                          CONSOLIDATED WATER CO. LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.  RELATED PARTY TRANSACTIONS

     A professional service firm, of which a Director is a partner, provided professional services during the year ended December 31, 2002 for which it charged $225,400 (2001: $275; 2000: $12,916).

14.  COMMITMENTS

     The Company has committed to purchase a 13.5% equity interest in Waterfields Company Limited, a Bahamian company, from Bacardi and Company Ltd. for approximately BAH$1.4 million. Completion of this purchase is subject to the fulfillment of certain conditions, including the receipt of government approvals and the commitment of at least 51% of Waterfields' shareholders to sell their shares to the Company. In furtherance of this purchase agreement, on December 20, 2002, the Company made a tender offer of BAH$690 per share to the remaining shareholders of Waterfields. This tender offer, which is contingent on completion of the share purchase agreement with Bacardi and Company Ltd., closed on January 31, 2003, by which time the Company had received acceptances from another 64.7% of Waterfields' shareholders.

     The Company has committed to sell 165,000 Class C shares in Ocean Conversion (BVI) Ltd., a British Virgin Islands company, to Sage Water Holdings
(BVI) Ltd. for approximately US$2.1 million. The Company acquired these shares on February 7, 2003 as disclosed in Note 21.

     The Company is party to a water purchase agreement with Ocean Conversion (Cayman) Limited ("OCL") under which an annual minimum amount of water is required to be purchased. At December 31, 2002, accounts payable includes $208,556 (2001: $192,340) outstanding under the agreement. Water purchases for the three years ended December 31, 2002 are disclosed in Note 10.

     From the acquisition date of Belize Water Limited in the year ended December 31, 2000, the Company has been under contract to supply a minimum of 135,000 US Gallons of water per day to BWSL of Belize. The price of water is adjusted annually based on government indices. Water sales under this contract for the three years ended December 31, 2002 comprise total sales as disclosed in
Note 12.

     The Company is obligated to supply water, where feasible, to customers in the Cayman Islands within its licence area in accordance with the terms of the licence. Royalties are paid to the Government of the Cayman Islands at the rate of 7.5% of gross water sales.

     The Company has committed to lease premises in the Cayman Islands for a period of one year from February 1, 2003 to January 31, 2004 at approximately $82,000 per annum.

15.  STOCK COMPENSATION

     The Company operates various stock compensation plans that form part of employees' remuneration. Stock compensation expense of $442,497 (2001: $169,599; 2000: $124,772) is recorded in accordance with APB Opinion No. 25 and included within employee costs. Had compensation cost for the Company's stock based compensation plans been determined based on the fair value at the grant dates for awards under those

                          CONSOLIDATED WATER CO. LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.  STOCK COMPENSATION -- (CONTINUED)

plans consistent with the method of SFAS 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts below:

                                                     FOR THE YEAR ENDED DECEMBER 31,
                                                   ------------------------------------
                                                      2002         2001         2000
                                                   ----------   ----------   ----------
Net income -- As reported........................  $2,576,310   $2,764,573   $2,404,820
Net income -- Pro Forma..........................  $2,396,105   $2,288,882   $2,111,755
Basic earnings per ordinary share -- As
  reported.......................................  $     0.65   $     0.71   $     0.68
Basic earnings per ordinary share -- Pro Forma...  $     0.60   $     0.59   $     0.59
Diluted earnings per ordinary share -- As
  reported.......................................  $     0.63   $     0.69   $     0.67
Diluted earnings per ordinary share -- Pro
  Forma..........................................  $     0.58   $     0.57   $     0.58

     In calculating the fair value for these options under SFAS 123 the Black-Scholes model was used with the following weighted average assumptions:

     Options granted with an exercise price below market price on the date of grant:

                                                   2002           2001           2000
                                                -----------    -----------    ----------
Exercise price................................  $     12.17    $     10.55    $     6.70
Grant date market value.......................  $     14.71    $     10.97    $     6.97
Risk free interest rate.......................         2.24%          3.93%         6.56%
Expected life.................................   3.23 years     3.21 years     3.0 years
Expected volatility...........................        42.91%         52.79%        62.64%
Expected dividend yield.......................         2.85%          3.67%         4.59%

     Options granted with an exercise price above market price on the date of grant:

                                                              2002   2001      2000
                                                              ----   ----   ----------
Exercise price..............................................  --     --     $     7.10
Grant date market value.....................................  --     --     $     7.00
Risk free interest rate.....................................  --     --            5.0%
Expected life...............................................  --     --      3.2 years
Expected volatility.........................................  --     --          62.57%
Expected dividend yield.....................................  --     --           4.57%

  EMPLOYEE SHARE INCENTIVE PLAN (PREFERENCE SHARES)

     The Company awards preference shares for $nil consideration under the Employee Share Incentive Plan as part of compensation for eligible employee services, excluding Directors and Executive Officers, that require future services as a condition to the delivery of the ordinary shares. In addition options are granted to purchase preference shares at a fixed price, determined annually, which will typically represent a discount to the market value of the ordinary shares. In consideration for preference shares, the Company issues ordinary shares on a share for share basis. Under the plan the conversion is conditional on the grantee's satisfying requirements outlined in the award agreements. Preference shares are only redeemable with the Company's agreement.

                          CONSOLIDATED WATER CO. LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.  STOCK COMPENSATION -- (CONTINUED)

     The details of preferred shares and preferred share options granted and exercised under the Employee Share Incentive Plan is as follows:

                                            YEAR OF             STRIKE    OPTIONS    OPTIONS
                                             GRANT    GRANTED   PRICE    EXERCISED   EXPIRED
                                            -------   -------   ------   ---------   -------
Preferred shares..........................   2000      2,279    $  nil       N/A        N/A
                                             2001      3,963    $  nil       N/A        N/A
                                             2002      2,713    $  nil       N/A        N/A
Preferred share options...................   2000      2,279    $ 5.47     1,136      1,143
                                             2001      3,963    $ 5.32     1,858      2,105
                                             2002      2,713    $ 8.13       617      2,096

     Each employee's option to purchase preferred shares must be exercised within 40 days of the annual general meeting of the Company following the date of grant.

  EMPLOYEE SHARE OPTION PLAN (ORDINARY STOCK OPTIONS)

     In 2001, the Company introduced an employee stock option plan for certain long-serving employees of the Company. Under the plan these employees are granted in each calendar year, as long as the employee is a participant in the Employee Share Incentive Plan, options to purchase ordinary shares. The price at which the option may be exercised will be the closing market price on the grant date, which is 40 days after the date of the Company's annual general meeting. The number of options each employee is granted is equal to five times the sum of
(i) the number of preference shares which that employee receives for $nil consideration and (ii) the number of preference share options which that employee exercises in that given year. Options may be exercised during the period commencing on the fourth anniversary of the grant date and ending on the thirtieth day after the fourth anniversary of the grant date.

  NON-EXECUTIVE DIRECTORS' SHARE PLAN

     In 1999, the Company introduced a stock grant plan, which forms part of Directors' remuneration. Under the plan Directors receive a combination of cash and ordinary shares in consideration of remuneration for their participation in Board meetings. All Directors are eligible except Executive Officers, who are covered by individual employment contracts and the Government elected board member. Ordinary shares granted are calculated with reference to a strike price that is set by the Board of Directors on October 1 of the year preceding the grant. Stock granted during the year ended December 31, 2002 totaled 6,305 shares (2001: 7,860) at a strike price of $10.70 (2001: $7.25).

  DIRECTORS AND SENIOR MANAGEMENT STOCK COMPENSATION

     Certain members of senior management are entitled to receive, as part of the compensation for their services to the Company, options to purchase ordinary shares. One other director was granted options as remuneration for services rendered to the Company during the year ended December 31, 2001. In addition, another member of senior management is entitled to receive, as part of compensation for services to the Company, ordinary shares of the Company. As at December 31, 2002, 2,405 shares (2001: 3,172) were due to this employee.

  NON-EMPLOYEE

     As part of an agreement for market representation, the Company issued options to purchase ordinary shares to an investment company for $nil consideration. These options had an expiry date of one year

                          CONSOLIDATED WATER CO. LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.  STOCK COMPENSATION -- (CONTINUED)

commencing on the termination of the agreement, which management formally terminated on April 3, 2002. The fair value of these options was determined by management to be $30,000, based on the fair value of the services to be received. The Company also issued warrants in conjunction with a private placement in 1995. These warrants were exercised in full in January and February 2000.

     The following table summarizes information about the Company's stock option plans as of December 31, 2002, 2001 and 2000, and changes during the years ended on those dates.

                                       2002                 2001                 2000
                                ------------------   ------------------   ------------------
                                          EXERCISE             EXERCISE             EXERCISE
                                NUMBER     PRICE     NUMBER     PRICE     NUMBER     PRICE
                                -------   --------   -------   --------   -------   --------
Outstanding at beginning of
  year........................  341,136    $ 8.59    243,045    $ 5.73    127,786    $4.58
Granted.......................  114,086    $12.17    162,054    $10.55    117,538    $6.98
Exercised.....................  (58,596)   $ 5.94    (61,858)   $ 2.58     (1,136)   $5.47
Forfeited.....................   (2,096)   $ 8.14     (2,105)   $ 5.32     (1,143)   $5.47
                                -------              -------              -------
Outstanding and exercisable at
  end of year.................  394,530    $10.02    341,136    $ 8.59    243,045    $5.73
                                =======              =======              =======

     The following summarizes the weighted average grant-date fair value of options granted during the year:

                                                               FOR THE YEAR ENDED
                                                                  DECEMBER 31,
                                                              ---------------------
                                                              2002    2001    2000
                                                              -----   -----   -----
Options granted with an exercise price below market price on the date grant:
Senior management...........................................  $4.93   $3.78      --
Non executive Director......................................     --   $3.89   $2.69
Employees -- preferred shares...............................  $5.72   $3.88   $2.66
Employees -- ordinary share options.........................  $4.41   $3.08      --
Overall weighted average....................................  $4.89   $3.71   $2.69
Options granted with an exercise price above market price on the date of grant:
Senior management...........................................     --      --   $2.57

SUMMARY OF OPTIONS OUTSTANDING AT DECEMBER 31, 2002

     At December 31, 2002, the range of exercise prices on outstanding options was $6.75 - $14.69. Accordingly the following information is presented on options outstanding, which are all exercisable, at December 31, 2002:

                                                               EXERCISE      EXERCISE PRICES
                                                              PRICES FROM         FROM
                                                             $6.75 - $9.20   $10.84 - $14.69
                                                             -------------   ---------------
Number of options outstanding at December 31, 2002.........       147,671          246,859
Weighted average exercise price............................   $      7.51      $     11.52
Weighted average remaining contractual life................    1.13 years       2.64 years

                          CONSOLIDATED WATER CO. LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.  STOCK COMPENSATION -- (CONTINUED)

     The weighted average fair value per share under SFAS 123 for shares issued during the year below market price on the date of grant follows:

                                     2002                  2001                  2000
                              -------------------   -------------------   -------------------
                                         WEIGHTED              WEIGHTED              WEIGHTED
                                         AVERAGE               AVERAGE               AVERAGE
                                         EXERCISE              EXERCISE              EXERCISE
                               NUMBER     PRICE      NUMBER     PRICE      NUMBER     PRICE
                              --------   --------   --------   --------   --------   --------
Employee Share Incentive
  Plan......................    2,713     $13.88      3,963     $9.00      2,279      $7.00
Directors Share Plan........    6,056     $10.70      7,860     $7.25      6,889      $7.13
Senior management...........    3,172     $ 9.55         --        --         --         --
Overall weighted average....   11,941     $11.12     11,456     $7.86      9,168      $7.09

16.  TAXATION

     Under current laws of the Cayman Islands, there are no income, estate, corporation, capital gains or other taxes payable by the Company. The Company has received a tax exemption with respect to its Belize operations. The exemption expires in 2006 and is renewable in accordance with the provisions of the BWSL contract. Services to the customer in the Bahamas are provided by the Company, which is a Cayman Islands company that is not subject to taxation in the Commonwealth of the Bahamas.

17.  PENSION BENEFITS

     A staff pension plan is offered to all employees. The plan is administered by the Cayman Islands Chamber of Commerce and is a defined contribution plan whereby the Company matches the contribution of the first 5% of each participating employee's salary. The total amount recognized as an expense under the plan during the year ended December 31, 2002 was $70,210 (2001: $63,740; 2000: $67,760).

18.  FINANCIAL INSTRUMENTS

  CREDIT RISK:

     The Company is not exposed to significant credit risk on the vast majority of customer accounts as the policy is to cease supply of water to customers' accounts that are more than 45 days overdue. The Company's exposure to credit risk is concentrated on receivables from one customer in Belize. The balance from this customer is current as at December 31, 2002 and management does not anticipate any losses on this concentration.

  INTEREST RATE RISK:

     The interest rates and terms of the Company's loans are presented in Note 8 of these financial statements. The Company is subject to interest rate risk to the extent that LIBOR changes.

  FOREIGN EXCHANGE RISK:

     All relevant foreign currencies have fixed exchange rates to the United States dollar as detailed under the foreign currency accounting policy note. If any of these fixed exchange rates become floating exchange rates, the Company's results of operations could be adversely affected.

                          CONSOLIDATED WATER CO. LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18.  FINANCIAL INSTRUMENTS  -- (CONTINUED)

  FAIR VALUES:

     At December 31, 2002 and 2001, the carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and other liabilities and dividends payable approximate fair values due to the short term maturities of these assets and liabilities. The Directors consider that the carrying amount for long term debt due to Royal Bank of Canada approximates fair value. The fair value for long term debt due to European Investment Bank is approximately $840,720 (2001: $1,041,000) although this does not necessarily indicate that the Company could extinguish this debt for an amount lower than the carrying value. Fair value of this long term debt for which no market value is readily available is determined by the Company using predetermined future cash flows discounted at an estimated current incremental rate of borrowing for a similar liability. In establishing an estimated incremental rate, the Company has evaluated the existing transactions, as well as comparable industry and economic data and other relevant factors such as pending transactions, subsequent events and the amount the Company would have to pay a credit worthy third party to assume the liability, with the creditors legal consent.

19.  NON-CASH TRANSACTIONS

     The Company made the following non-cash transactions:

                                                         2002       2001       2000
                                                       --------   --------   --------
Redemption of preference shares and issue of
  replacement ordinary shares at $nil
  consideration......................................  $  9,700   $ 17,112   $ 12,767
                                                       ========   ========   ========
Preference shares issued to employees at $nil
  consideration (Note 15)............................  $  3,256   $  4,756   $  2,735
Redemption of preference shares at $nil
  consideration......................................        --         --       (240)
Ordinary shares issued under the Non-executive
  Directors Share Plan at $nil consideration (Note
  15)................................................    66,600     56,998     49,084
Ordinary shares issued under senior management
  employment agreements at $nil consideration (Note
  15)................................................    30,303         --         --
Additional paid in capital from exercise of stock
  options............................................    75,171    227,420         --
                                                       --------   --------   --------
                                                       $175,330   $289,174   $ 51,579
                                                       ========   ========   ========
Reduction in ordinary shares and additional paid in
  capital from cancellation of shares repurchased....  $ 36,710   $271,595   $494,375
                                                       ========   ========   ========
Dividends declared but not paid (Note 7).............  $508,444   $499,383   $401,965
                                                       ========   ========   ========

20.  IMPACT OF RECENT ISSUED ACCOUNTING STANDARDS

     The Financial Accounting Standards Board issued four standards and one interpretation that affect the Company. A summary of these standards and interpretation is given below:

     In June 2001, the FASB issued SFAS No. 143, "Accounting for Assets Retirement Obligations". SFAS No. 143 requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the assets. The Company also records a corresponding asset that is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. The

                          CONSOLIDATED WATER CO. LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

20.  IMPACT OF RECENT ISSUED ACCOUNTING STANDARDS  -- (CONTINUED)

Company is required to adopt SFAS No. 143 on January 1, 2003. The Company adopted SFAS No. 143 early during the year ended December 31, 2001. The adoption did not have a material effect on the Company's financial statements.

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections". SFAS No. 145 amends existing guidance on reporting gains and losses from extinguishment of debt to prohibit the classification of the gain or loss as extraordinary, as the use of such extinguishments have become part of the risk management strategy of many companies. SFAS No. 145 also amends FASB Statement No. 13 to require sale-leaseback accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions. The provisions of the Statement related to the rescission of Statement No. 4 is applied in fiscal years beginning after May 15, 2002. Earlier application of these provisions is encouraged. The provisions of the Statement related to Statement No. 13 were effective for transactions occurring after May 15, 2002, with early application encouraged. The adoption of SFAS No. 145 is not expected to have a material effect on the Company's financial statements.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity". The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The adoption of SFAS No. 146 is not expected to have a material effect on the Company's financial statements.

     In November 2002, the FASB issued Interpretation No. 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, as interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34". This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognized, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The initial recognitions and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002 and are not expected to have a material effect on the Company's financial statements.

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure, an amendment of FASB Statements No. 123". This Statement amends FASB Statement No. 123 "Accounting for Stock-Based Compensation", to provide alternative methods of transition for voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition the Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002 and are included in the notes to these consolidated financial statements.

21.  SUBSEQUENT EVENTS

     The following events occurred subsequent to December 31, 2002:

     On February 7, 2003, the Company purchased interests in the following companies: DesalCo Limited, its wholly owned subsidiary DesalCo (Barbados) Limited, Ocean Conversion (Cayman) Limited, Ocean Conversion (BVI) Ltd. and Waterfields Company Limited. The purchase has provided the Company with a desalination facility management and engineering services firm, as well as facilities and contracts to supply

                          CONSOLIDATED WATER CO. LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

21.  SUBSEQUENT EVENTS -- (CONTINUED)

additional potable water services in the Cayman Islands, the Bahamas, Barbados and the British Virgin Islands. The total consideration under the purchase agreements was $27,800,000, comprised of $25,500,000 in cash and 185,714 ordinary shares of the Company.

     The following table summarizes the unaudited condensed balance sheets of the acquired entities as of December 31, 2002:

                                                        OCEAN
                                                     CONVERSION    WATERFIELDS      OCEAN
                                         DESALCO      (CAYMAN)       COMPANY     CONVERSION
                                         LIMITED       LIMITED       LIMITED     (BVI) LTD.
                                       -----------   -----------   -----------   -----------
                                       (UNAUDITED)   (UNAUDITED)   (UNAUDITED)   (UNAUDITED)
Current assets.......................  $1,798,068    $3,023,479    $1,912,344    $3,867,233
Property, plant and equipment........      14,849     1,234,962     7,764,895     3,608,175
Other non-current assets.............   1,571,131     4,313,291            --            --
Total assets.........................   3,384,048     8,571,732     9,677,239     7,475,408
Current liabilities..................     174,924     2,712,862       246,985     1,636,007
Long term debt and liabilities.......          --     1,180,000     1,884,293     1,739,379
                                       ----------    ----------    ----------    ----------
Total liabilities assumed............     174,924     3,892,862     2,131,278     3,375,386
Net assets...........................  $3,209,124    $4,678,870    $7,545,961    $4,100,002
                                       ==========    ==========    ==========    ==========
% of equity acquired.................         100%          100%         12.7%         56.5%
% of voting shares acquired..........         100%          100%         12.7%         50.0%

     In order to finance the purchase, the Company entered into a credit facility with Scotiabank (Cayman Islands) Ltd. for a term loan of $20,000,000, an operating line of credit of $2,000,000 and a bridge financing loan of $17,100,000. Scotiabank was given a fixed and floating charge on all assets for $22,000,000. In conjunction with the receipt of this financing, the Royal Bank of Canada credit facilities were extinguished, the loans were fully repaid and the fixed and floating charges held by the bank were released. The second charge held by the Government of the Cayman Islands, as described in Note 8, was cancelled and replaced with a $1,000,000 letter of credit from Scotiabank.

     The Company also cancelled the remaining term of the water purchase agreement with Ocean Conversion (Cayman) Limited as a result of the purchase.

     The Government of the Cayman Islands amended the Company's license to remove a five percent restriction on share ownership and transfer. As part of the amended license, the Company is required to comply with certain aesthetic quality improvements in the water supplied to the customers in the Cayman Islands. Management estimates that the capital cost of complying with the new water quality requirements in accordance with the amended license will amount to approximately $500,000.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On June 27, 2002, we dismissed our independent auditors, PricewaterhouseCoopers. The decision to dismiss PricewaterhouseCoopers was recommended and approved by the audit committee of our board of directors. During the fiscal years ended December 31, 2000 and 2001, PricewaterhouseCoopers' report on our financial statements did not contain an adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope, or accounting principles. In addition, during each of our fiscal years ended December 31, 2000 and 2001 and the interim period through June 27, 2002, we did not have any disagreements with PricewaterhouseCoopers on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which, if not resolved to the satisfaction of PricewaterhouseCoopers, would have caused PricewaterhouseCoopers to make reference to the subject matter of the disagreements in connection with its reports on our financial statements for the year or period in question. We engaged KPMG to replace PricewaterhouseCoopers on July 9, 2002. We have authorized PricewaterhouseCoopers to respond fully to the inquiries, if any, of KPMG, our present independent accountants, regarding any accounting or financial matters relating to us. KPMG has re-audited the financial statements for the years ended December 31, 2000 and 2001 and there have been no re-statements of the prior audited financial statements resulting from the re-audits.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

OUR DIRECTORS AND EXECUTIVE OFFICERS

     This table lists information concerning our executive officers and directors:

NAME                                        AGE                    POSITION
----                                        ---                    --------
Jeffrey M. Parker.........................  58    Director, Chairman of the Board of
                                                  Directors and Chief Executive Officer
Frederick W. McTaggart....................  40    Director, President, Chief Operating
                                                  Officer and Chief Financial Officer
Kenneth R. Crowley*.......................  38    Vice President of Overseas Operations
Gregory S. McTaggart......................  39    Vice President -- Operations (Cayman
                                                  Islands)
Robert B. Morrison*.......................  49    Vice President of Purchasing and
                                                  Information Technology
Gerard J. Pereira*........................  32    Vice President of Engineering
Peter D. Ribbins..........................  54    Director -- Special Projects and Company
                                                  Secretary
Brent J. Santha*..........................  32    Vice President of Finance and Assistant
                                                  Company Secretary
William T. Andrews*.......................  54    Director
J. Bruce Bugg, Jr. .......................  48    Director and Vice Chairman of the Board of
                                                  Directors
Brian E. Butler...........................  52    Director
Steven A. Carr............................  52    Director
Carson J. Ebanks..........................  45    Director
Richard L. Finlay.........................  44    Director
Clarence B. Flowers, Jr. .................  47    Director
Wilmer Pergande...........................  62    Director
Raymond Whittaker.........................  48    Director

---------------

 * We have appointed these persons to the indicated positions without obtaining the prior approval of the Cayman Islands government, as required under our license. As a consequence, we are in technical breach of the terms of our license. Our license requires the Cayman Islands government to give us notice of and an opportunity to cure this breach. We believe we could remedy this breach by transferring our license to our wholly-owned subsidiary, Cayman Water Company Limited. The transfer of our license has been approved by the Cayman Islands government.

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

     Frederick W. McTaggart has been a director of our company since 1998, and the President and Chief Operating Officer since October 2000 and Chief Financial Officer since February 2001. From April 1994 to October 2000, Mr. McTaggart was the Managing Director of the Water Authority-Cayman, the government-owned water utility serving certain areas of the Cayman Islands. He received his B.S. degree in Building Construction from the Georgia Institute of Technology in 1985. Mr. McTaggart is the brother of Mr. Gregory S. McTaggart, the Vice
President -- Operations.

     Kenneth R. Crowley holds a Bachelor of Science degree in Mechanical Engineering from the University of Maryland. In 1989, he joined Reliable Water Co. Ltd, the predecessor of Ocean Conversion (Cayman) Limited, as Operations Engineer in the Canary Islands and the Cayman Islands. He was promoted to Operations Manager of Ocean Conversion (Cayman) Limited in 1991. In 1998, Mr. Crowley transferred to DesalCo Limited to work on the design, construction and operation of reverse osmosis water plants including high efficiency work exchanger energy recovery systems in the Cayman Islands, the Bahamas, Barbados and the British Virgin Islands with a combined capacity in excess of 9 million U.S. gallons per day.

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

     Robert B. Morrison was appointed Vice President of Purchasing & Information Technology in March 2003. Mr. Morrison holds the designation Certified Professional Purchaser and has over twenty five years experience in the purchasing and logistics field. He joined DesalCo Limited as Purchasing Manager in June of 1996 in which position he also employed his more than 20 years I.T. experience as software and systems developer, network administrator and end user support resource for PC and mainframe environments. Prior to joining DesalCo Limited, Mr. Morrison was Principal Purchasing Officer for the Ministry of Works & Engineering of the Bermuda government and Purchasing Manager for American-Standard in Toronto, Canada.

     Gerard J. Pereira was appointed Vice President of Engineering in March 2003. Mr. Pereira obtained his BS and MS in Chemical Engineering from the University of Waterloo, Ontario, Canada and joined Ocean Conversion (Cayman) Limited as Operations Engineer in 1995. He was promoted to Operations Manager of Ocean Conversion (Cayman) Limited in 1998, which post he held until our acquisition of the company.

     Peter D. Ribbins is our Director -- Special Projects and Company Secretary and has served as a director since 1989. Mr. Ribbins joined our company in 1983 as its General Manager, a position he held until 1989, when he was appointed Managing Director. He was appointed President and Chief Operating Officer in 1994 and resigned from that position in October 2000 for personal reasons. Mr. Ribbins obtained his B.S. degree in Kinanthropology from the University of Ottawa, Canada in 1971.

     Brent J. Santha joined our Company as Management Accountant in January 2001 and was appointed Vice President of Finance and Assistant Company Secretary in March 2003. Mr. Santha is a member of the Canadian Institute of Chartered Accountants having received his Chartered Accountant designation in 1997. Previously, he was employed, for six years, by Johnsen Archer Chartered Accountants leaving as Manager of Audit & Business Services.

     William T. Andrews became a director of our company upon completion of our acquisition of DesalCo Limited in February 2003. Since 2002, he has been Managing Director of DWEER Technology Ltd., which designs and manufactures patented high efficiency energy reduction pumping equipment for seawater reverse osmosis desalination. From 1991 to 2003, Dr. Andrews has been Managing Director of DesalCo Limited. He was formerly President of Reliable Water Inc., and Vice President of Polymetrics Inc., focusing on seawater reverse osmosis desalination in both cases. Dr. Andrews attended universities in England, receiving a bachelor's degree in Physics from the University of Newcastle-upon-Tyne, and a doctorate in Atomic Physics at Oxford University, as a Rhodes Scholar. He is a registered Mechanical Engineer in California and Bermuda. Since 1976, Dr. Andrews has continuously been a member of the International Desalination Association (IDA). He has been a director of IDA since 1995, and is currently President. He is a member of the European Desalination Society and the Caribbean Water & Wastewater Association.

     J. Bruce Bugg, Jr. has been a director and our Vice-Chairman of the Board since 1998. Mr. Bugg is also, and has been since 1997, the Chairman of the board of directors and Chief Executive Officer of Argyle Investment Co., the general partner of Argyle Partners Ltd., the sole general partner of Argyle/Cay-

Water, Ltd. From 1996 to 1997, Mr. Bugg served as Vice Chairman of First Southwest Company and Chairman of its Investment Banking Group.

     Brian E. Butler has been a director of our company since 1983. Since 1977, Mr. Butler has been the principal of Butler Property Development Group, a property development company specializing in luxury resort projects in the Cayman Islands.

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

     Carson K. Ebanks became the government nominated Director of our company in May of 2001. Mr. Ebanks was the Director of Planning for the Cayman Islands from 1991 -- 1997. Since 1997, he has served the Cayman Islands Government as a Permanent Secretary currently for the Ministry of Community Services, Women's Affairs, Youth and Sports. Mr. Ebanks is a Justice of the Peace, a Fellow of the Royal Geographic Society and a member of the American Planning Association. He holds a Bachelor of Environmental Studies (Hons. Urban and Regional
Planning -- Peace and Conflict Studies Minor) from the University of Waterloo and a Master of Arts -- Planning in Community and Regional Planning from the University of British Columbia. He is a Director of the Water Authority -Cayman and a trustee of the National Gallery of the Cayman Islands. Mr. Ebanks has served on the Boards of the Trustees for the Cayman Islands Museum, the Cayman Islands Civil Service Co-operative Credit Union, the Housing Development Corporation and the Vice President of the Cayman Islands Olympic Committee.

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

     Clarence B. Flowers, Jr. has been a director of our company since 1991. Mr. Flowers is, and has been since 1985, the principal of Orchid Development Company, a real estate developer in the Cayman Islands. Mr. Flowers also serves as a director of C.L. Flowers & Son, which is the largest manufacturer of wall systems in the Cayman Islands, and Cayman National Bank, a retail bank.

     Wilmer Pergande has been a director of our company since 1978. Mr. Pergande is the Director New Business Development, Process Water of GE Osmonics, Inc., a new company as a result of a recent merger. Mr. Pergande previously held the position of Vice-President of Special Projects of Osmonics, Inc. of Minnetonka, Minnesota. Before joining Osmonics, Mr. Pergande was the Chief Executive Officer of Licon International, Inc., a publicly traded manufacturer of liquid processing equipment. Previously, Mr. Pergande held several executive positions with Mechanical Equipment Company, Inc., a manufacturer of seawater conversion equipment.

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

COMPOSITION OF THE BOARD OF DIRECTORS

     The board of directors is organized into three groups. Each group holds office for a three year period and re-election of the board members is staggered so that two-thirds of the board members are not subject to re-election in any given year. The groups are organized alphabetically as follows:

GROUP 1             GROUP 2                GROUP 3
-------             -------                -------
William T. Andrews  Carson K. Ebanks, JP   Wilmer Pergande
J. Bruce Bugg Jr.   Richard Finlay         Peter D. Ribbins
Brian Butler        Clarence Flowers, Jr.  Raymond Whittaker
Steven A. Carr      Frederick McTaggart
                    Jeffrey M. Parker

     The directors of Group 2 were re-elected at our annual shareholders' meeting in May 2002. The directors in Group 3 will be proposed for re-election in 2003, Group 1 in 2004 and then Group 2 again in 2005.

     Under our license, the Cayman Islands government may nominate three persons to serve on our board of directors. We must cause one of the persons nominated by the government to be elected as a director. In May 2001, Carson K. Ebanks, JP was elected as the government's nominee.

     Under the terms of the Share Sale Agreement between DesalCo Limited and our company under which we acquired all of the issued and outstanding stock of DesalCo Limited on February 7, 2003, we appointed William T. Andrews to our board of directors as a director in Group 1.

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

     On March 31, 1998, we entered into a five year agreement with Argyle/Cay-Water, Ltd. During the term of this agreement, which has now expired, we agreed to appoint Mr. Bugg as Vice Chairman of our board of directors in exchange for which Mr. Bugg and Argyle/Cay-Water, Ltd. agreed not to acquire more than 19.9% of the ordinary shares. Our main obligations under the agreement were to recommend to our shareholders the appointment of Mr. Bugg (or his successor) to the board of directors and, with several exceptions, to obtain Argyle/Cay-Water, Ltd.'s consent before issuing any of our securities.

     During the term of the agreement, Argyle/Cay-Water, Ltd. and Mr. Bugg could not participate in proxy solicitation, seek to control or influence our management, except in accordance with Mr. Bugg's duties as a director, or challenge the validity of the option deed.

ITEM 11.  EXECUTIVE COMPENSATION

     The following table provides summary information concerning the annual and long-term compensation earned by the company's chief executive officer and each of the three other most highly compensated executive officers of the company during the fiscal years ended December 31, 2002, 2001 and 2000:

SUMMARY COMPENSATION TABLE

                                          ANNUAL COMPENSATION              LONG-TERM COMPENSATION
                                ---------------------------------------   -------------------------
                                                                          SECURITIES
                                                           OTHER ANNUAL   UNDERLYING    ALL OTHER
                                YEAR   SALARY     BONUS    COMPENSATION    OPTIONS     COMPENSATION
NAME AND PRINCIPAL POSITION     ($)      ($)       ($)         ($)           (#)           ($)
---------------------------     ----   -------   -------   ------------   ----------   ------------
Jeffrey M. Parker.............  2000    94,590   143,314         --         26,294          --
  Chairman and Chief            2001    95,895    86,176         --         28,507          --
  Executive Officer             2002    95,895    39,243         --         26,159          --
Frederick W. McTaggart........  2000   116,400    21,171         --          5,609          --
  Director, President and       2001   118,006    88,765         --         28,533          --
  Chief Operating Officer       2002   118,006    66,066         --         26,427          --
Peter D. Ribbins..............  2000   121,447    80,448         --          5,609          --
  Director -- Special
    Projects..................  2001   118,006        --         --         27,646          --
  and Company Secretary         2002   118,006        --         --         25,767          --
Gregory S. McTaggart..........  2000    83,248    17,155      1,808         20,193          --
  Vice President Operations     2001    85,932     8,759         --         20,800          --
  (Cayman Islands)              2002    85,932        --         --         19,325          --

     The salary shown in 2000 for Mr. Frederick McTaggart, who joined the company in October 2000, is annualized based upon a full year of employment for comparative purposes. Mr. Frederick McTaggart's actual salary for 2000 was $24,772.

     All options granted to Messrs. Parker, Frederick McTaggart, Ribbins and Gregory McTaggart in 2000, 2001 and 2002 have an exercise price of $7.10, $10.84 and $11.93 per share, respectively.

     The other annual compensation granted to Gregory McTaggart in 2000 is comprised of redeemable preferred shares issued to him under our share incentive plan. Under our share incentive plan, half of the redeemable preferred shares are issued at no cost to the employee and the employee may purchase, for cash, an equal number of redeemable preferred shares at an exercise price of approximately 75% of the market price of the ordinary shares at the time of issuance. These shares issued to Mr. Gregory McTaggart in 2000 had a market price of $5.47 per share on the date of grant. As a result of entering into an employment agreement in 2000, Gregory McTaggart is no longer eligible to participate in our share incentive plan.

STOCK OPTION GRANTS

     The following table provides information, with respect to the chief executive officer and the other named executive officers listed in the Summary Compensation Table, concerning stock options granted on ordinary shares in fiscal year 2002:

                                                                            POTENTIAL REALIZABLE VALUE AT ASSUMED ANNUAL
                                                                            RATES OF STOCK PRICE APPRECIATION FOR OPTION
                                  % OF TOTAL                                                    TERM
                                   OPTIONS                                 ----------------------------------------------
                       OPTIONS    GRANTED TO    EXERCISE OR                AT 0% ANNUAL    AT 5% ANNUAL    AT 10% ANNUAL
                       GRANTED   EMPLOYEES IN   BASE PRICE    EXPIRATION    GROWTH RATE     GROWTH RATE     GROWTH RATE
NAME                     (#)     FISCAL YEAR      ($/SH)         DATE           ($)             ($)             ($)
----                   -------   ------------   -----------   ----------   -------------   -------------   --------------
Jeffrey M. Parker....  26,159         23%          11.93       03/18/06       73,507          135,464         197,422
Frederick W.
  McTaggart..........  26,427         24%          11.93       03/18/06       74,260          136,852         199,444
Peter D. Ribbins.....  25,767         23%          11.93       03/18/06       72,405          133,434         194,463
Gregory S.
  McTaggart..........  19,325         17%          11.93       03/18/06       54,303          100,074         145,846

STOCK OPTION HOLDINGS

     The following table provides information, with respect to the chief executive officer and the other named executive officers listed in the Summary Compensation Table, concerning the holding of unexercised options at the end of, fiscal year 2002:

                                                         NUMBER OF SECURITIES          VALUE OF UNEXERCISED
                                                        UNDERLYING UNEXERCISED        IN-THE-MONEY OPTIONS AT
                               SHARES                 OPTIONS AT FISCAL YEAR END          FISCAL YEAR END
                             ACQUIRED ON    VALUE     ---------------------------   ---------------------------
                              EXERCISE     REALIZED   EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
NAME                             (#)         ($)          (#)            (#)            ($)            ($)
----                         -----------   --------   -----------   -------------   -----------   -------------
Jeffrey M. Parker..........     7,786       95,379      81,590           --           390,383          --
Frederick W. McTaggart.....        --           --      60,569           --           228,391          --
Peter D. Ribbins...........        --           --      59,022           --           223,077          --
Gregory S. McTaggart.......    20,193      153,245      40,125           --           135,423          --

INCENTIVE COMPENSATION

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

     Under the plan, when an employee is issued redeemable preferred shares, the employee is also granted an option to purchase an equal number of redeemable preferred shares at approximately 75% of the average market price of the ordinary shares. The exercise price is determined during the ten days after our annual shareholder's meeting. This option expires, unless exercised by the employee, within forty (40) days after the date of our annual shareholders' meeting. Since we adopted the employee share incentive plan, our employees have acquired 124,360 redeemable preferred shares, of which 104,620 have been redeemed for an equal number of ordinary shares.

  EMPLOYEE SHARE OPTION PLAN

     In 2001, we established an employee share option plan for certain long-term employees who participate in the share incentive plan. This plan was introduced in order to compensate these employees for adjustments in the employee share incentive plan. Under the share option plan, these employees are granted in each calendar year, as long as the employee is a participant in the employee share incentive plan, options to purchase ordinary shares of common stock. The price at which the option may be exercised will be the closing market price on the grant date, which is 40 days after the date of the Company's annual shareholder meeting. The number of options each employee is granted is equal to five times the sum of (i) the number of redeemable preferred stock which that employee receives for $nil consideration and (ii) the number of redeemable preferred stock options which that employee exercises in that given year. The option may be exercised during the period commencing on the fourth anniversary of the grant date and ending on the thirtieth day after the fourth anniversary of the grant date.

     Since we adopted the employee share option plan, we have granted 22,605 options to purchase ordinary shares at an exercise price of $9.20 with an expiration date of August 4, 2005 and 13,695 options to purchase ordinary shares at an exercise price of $14.69 with an expiration date of July 30, 2006.

  NON-EXECUTIVE DIRECTORS' SHARE PLAN

     In 1999, we implemented a share grant plan for our directors who are not executive officers or serving as the Cayman Islands' government representative on our board. Under this plan, a director receives ordinary shares based upon the number of board and committee meetings that the director attends during the year. Each board meeting is worth the share equivalent of a $1,200 fee and each committee meeting is worth the share equivalent of a $600 fee. Attendance fees are accumulated throughout the year and then divided by the prevailing market price on October 1st, or the next trading day if October 1st falls on a non-trading day, of the preceding year to determine the number of shares to be granted for the current year.

     As a result of the non-executive directors' share plan, the directors, as a group, as of December 31, 2002, are entitled to receive 2,748 ordinary shares, based upon the prevailing market price for the ordinary shares on October 1, 2002 of $11.79.

PENSION PLAN

     As with every employer in the Cayman Islands, we are required by the National Pension Law to provide a pension plan for our employees. We belong to the Cayman Islands Chamber Pension Plan, which is the largest pension plan in the Cayman Islands and is open to employers and their employees in the Cayman Islands. As of December 31, 2002, the Chamber Pension Plan had approximately $65.28 million in assets. The Chamber Pension Plan is a non-profit entity which is administered by the Bank of Butterfield.

     Under the National Pensions Law, all employees between the ages of 18 and 60 must contribute a specified minimum percentage of their earnings to the Chamber Pension Plan. Until recently, the exact percentage of contributions varied according to the age of each employee. Since June 1, 2002, however, all employees must contribute 5% of their earnings to the Chamber Pension Plan. An employee also has the option of contributing more than the prescribed minimum. Our company is required to match the contribution of the first 5% of each participating employee's salary to a maximum of $72,000. Employees earning more than $72,000 are not required to make contributions on amounts over $72,000. All contributions by our employees are collected by us and paid into the Chamber Pension Plan on a monthly basis.

     As a defined benefit plan, the amount that an employee receives upon retirement is directly related to the amount contributed to the plan by the employee while working. Once an employee retires (employees become eligible for retirement at age 60 in the Cayman Islands), an employee has the following options for receiving benefits:

     - Receive a cash payout if the employee's retirement savings is less than $6,000;

     - Transfer the retirement savings to a life annuity for investment by a life insurance company and payment of a regular income stream to the employee for the remainder of the employee's life (and the employee's spouse's life if the employee is married at the time of retirement); or

     - Transfer the retirement savings to a Retirement Savings Arrangement account with an approved provider or bank and receive regular income payments until the account is depleted.

EMPLOYMENT AGREEMENTS AND RELATED TRANSACTIONS

     We entered into a three-year employment agreement with Jeffrey M. Parker, our Chairman of the board of directors and Chief Executive Officer. Mr. Parker devotes at least 75% of his working time to us and the remainder of his working time to his accountancy practice. This agreement, as amended, was originally scheduled to expire on December 31, 2001, although it extends automatically each year for an additional one year term. If we terminate Mr. Parker without cause, he is entitled to all financial benefits under the agreement for a period of two years and any unvested stock options for the year in which Mr. Parker is terminated automatically vest and become fully exercisable. Under the terms of his employment agreement, Mr. Parker is granted an option to purchase that number of ordinary shares which equals 1% of our net profit for the year in which the grant occurs. The exercise price of the options to be granted is equal to the average of the closing market price of the ordinary shares on each of the first seven trading days in the month of October of that financial year. For the year ended December 31, 2002, Mr. Parker was granted an option to purchase 26,159 ordinary shares at an exercise price of $11.93 per share. All options granted to Mr. Parker after March 1999 expire on the third anniversary of the date of the auditor's report on the financial statements for the year of the grant.

     Under the terms of his employment agreement, Mr. Parker is entitled to receive an annual bonus for each completed financial year during which he serves in the capacities of Chairman and Chief Executive Officer. The amount of the bonus consists of the following two amounts: (a) 1.5% of our net profits for that financial year, before charging this bonus, dividends, or crediting any amounts arising from the re-valuation of our assets and (b) 15% of the amount by which our net profits for that financial year (calculated in the same manner as in (a) above) exceed the highest annual net profits earned by us in any prior financial year.

     We entered into a three-year employment agreement with Frederick W. McTaggart, our President, Chief Operating Officer and Chief Financial Officer. This agreement, as amended, was originally scheduled to expire on October 16, 2003, although it extends automatically each year for an additional one year term. If we terminate Mr. Frederick McTaggart without cause, he is entitled to all financial benefits under the agreement for a period of two years and any unvested stock options for the year in which Mr. Frederick McTaggart is terminated automatically vest and become fully exercisable. Pursuant to his agreement, Mr. Frederick McTaggart is granted an option to purchase that number of ordinary shares which equals 1% of our net profit for each year. The exercise price of the options to be granted will be equal to the average of the closing market price of the ordinary shares on each of the first seven trading days in the month of October of that financial year. For the year ended December 31, 2002, Mr. Frederick McTaggart was granted an option to purchase 26,427 ordinary shares at an exercise price of $11.93 per share. All options granted to Mr. Frederick McTaggart expire on the third anniversary of the date of the auditor's report on the financial statements for the year of the grant.

     Under the terms of his employment agreement, Mr. Frederick McTaggart is entitled to receive an annual bonus for each completed financial year during which he serves in the capacities of President and Chief Operating Officer. The bonus consists of the following two amounts: (a) 2.5% of our net profits for that financial year, before charging this bonus, dividends or crediting any amounts arising from the re-valuation of our assets and (b) 5% of the amount by which our net profits for that financial year (calculated in the same manner as in (a) above) exceed the highest annual net profits earned by us in any prior financial year.

     We entered into an employment agreement with Peter D. Ribbins, our former President and Chief Operating Officer and currently Director -- Special Projects. The agreement fixes the salary of Mr. Ribbins until October 31, 2003 and thereafter it will be determined by mutual consent. Until October 31, 2003, Mr. Ribbins will be granted an option to purchase that number of ordinary shares which equals 1% of our net profit for each year. The exercise price of the options to be granted will be equal to the average of the closing market price of the ordinary shares on each of the first seven trading days in the month of October of that financial year. For the year ended December 31, 2002, Mr. Ribbins was granted an option to purchase 25,767 ordinary shares at an exercise price of $11.93 per share. All options granted to Mr. Ribbins expire on the third anniversary of the date of the auditor's report on the financial statements for the year of grant. Mr. Ribbins' employment agreement will be terminated if he dies, becomes bankrupt, gives the Company six months written notice or conducts himself in a manner that would justify his dismissal under the Cayman Islands Labour Law. If his employment agreement is terminated, any unvested options will automatically vest on a pro rata basis based upon the number of months remaining in the year from the date of termination. In addition, if the employment agreement is terminated, Mr. Ribbins will be allowed to purchase the medical insurance provided by us to our employees for the rest of his life.

     We entered into a three-year employment agreement with Gregory McTaggart, our Vice President of Operations. This agreement was originally scheduled to expire on August 19, 2001, although it extends automatically each year for an additional one year term. Under the agreement, if we terminate Mr. Gregory McTaggart without cause, he is entitled to all financial benefits under the agreement for a period of one year. Under the terms of his employment agreement, Mr. Gregory McTaggart is granted an option to purchase that number of ordinary shares which equals 0.75% of our net profit for that year. The exercise price of the options to be granted to Mr. Gregory McTaggart will be equal to the average of the closing market price of the ordinary shares on each of the first seven trading days in the month of October of the year in which the options are granted. For the year ended December 31, 2002, Mr. Gregory McTaggart was granted an option to purchase 19,325 ordinary shares at an exercise price of $11.93 per share. All options granted to Mr. Gregory McTaggart expire on the third anniversary of the date of the auditor's report on the financial statements for the year of grant. As a result of the option grant described above, Mr. Gregory McTaggart was no longer eligible to participate in the employee share incentive plan for fiscal years after 1999.

     Under the terms of his employment agreement, Mr. Gregory McTaggart is entitled to receive an annual bonus for each completed financial year during which he serves in the capacity of Vice President of Operations. The bonus consists of 2.5% of the amount by which our net profits for that financial year (before charging this bonus, dividends or crediting any amounts arising from the re-valuation of our assets) exceed the highest annual net profits earned by us in any prior financial year.

     As a result of our recent acquisitions, we entered into employment agreements with Gerard Pereira, our new Vice President of Engineering, Kenneth Crowley, our new Vice President of Overseas Operations and Robert Morrison, our new Vice President of Purchasing and Information Technology. Each employment agreement provides that the agreements shall remain in force unless terminated by either party upon 90 days written notice (except in cases of gross negligence or misconduct). Under the terms of Mr. Pereira's employment agreement, he is entitled to receive an annual bonus equal to 0.6% of the sum of the net profits as at the end of each fiscal year of Ocean Conversion (BVI) Ltd. and DesalCo (Barbados) Ltd. (before charging this bonus, dividends or crediting any amounts arising from the re-valuation of our assets). Under the terms of Mr. Crowley's employment agreement, he is entitled to an annual bonus of 1.5% of the sum of net profits as at the end of each fiscal year of Waterfields Company Limited and Belize Water Limited (before charging this bonus, dividends or crediting any amounts arising from the re-valuation of our assets).

     We have also entered into a two-year employment agreement with Brent Santha, our new Vice President of Finance and Assistant Secretary. This agreement will expire on January 1, 2005, unless extended by agreement of the parties. In addition to his salary, Mr. Santha is entitled to an annual bonus as determined in the discretion of the President of our company and an option to purchase that number of ordinary shares which equals 0.25% of our net profit for that year. The exercise price of the options to be granted to Mr. Santha shall be equal to the average of the closing market price of our ordinary shares on the last trading day of that year. All options granted to Mr. Santha expire on the day before the third anniversary of the date of the auditor's report on the financial statement for the year of the grant. Mr. Santha may terminate this employment agreement upon three months written notice prior to the anniversary of this agreement. We may terminate this employment agreement without reason if we pay Mr. Santha 25% of his annual salary at the time the termination takes place.

INDEMNIFICATION PROVISION

     We have indemnified our directors and officers from and against all actions, proceedings, costs, charges, losses, damages and expenses incurred in connection with their service as a director or officer. We have not indemnified our officers or directors for actions, proceedings, costs, charges, losses, damages and expenses incurred by these officers or directors as a result of their willful neglect or default of their obligations to us.

     To the extent that indemnification for liabilities arising under the Securities Act of 1933 may be available under the above provisions, or otherwise, we have been advised that in the opinion of the Securities and Exchange Commission this indemnification is against public policy as expressed in the Securities Act of 1933 and is unenforceable in the United States.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

     The table below sets forth the beneficial ownership of our ordinary shares, par value CI$1.00 per share, of which 4,239,959 are outstanding as of March 18, 2003, and our redeemable preferred shares, par value CI$1.00 per share, of which 18,914 are outstanding as of March 18, 2003 by:

     - each person or entity that we know beneficially owns more than 5% of our ordinary shares or redeemable preferred shares;

     - each of our executive officers and directors; and

     - all of our officers and directors as a group.

TITLE OF                                    IDENTITY OF PERSON            AMOUNT     PERCENTAGE
CLASS                                            OR GROUP                  OWNED      OF CLASS
--------                                    ------------------           ---------   ----------
Ordinary Shares...................  Argyle/Cay-Water, Ltd                  567,662      13.4%
Ordinary Shares...................  Jeffrey M. Parker,                     236,591       5.5%
                                    Chairman of the board, and CEO
Ordinary Shares...................  Frederick W. McTaggart,                 60,669       1.4%
                                    Director, President, Chief
                                    Operating Officer and Chief
                                    Financial Officer
Ordinary Shares...................  Peter D. Ribbins,                      158,622       3.7%
                                    Director -- Special Projects and
                                    Company Secretary
Ordinary Shares...................  Gregory S. McTaggart,                   71,131       1.7%
                                    Vice President -- Operations
                                    (Cayman Islands)
Ordinary Shares...................  Kenneth R. Crowley,                         --         *
                                    Vice President of Overseas
                                    Operations
Ordinary Shares...................  Robert B. Morrison,                        100         *
                                    Vice President of Purchasing and
                                    Information Technology
Ordinary Shares...................  Gerard J. Pereira,                          --         *
                                    Vice President of Engineering
Ordinary Shares...................  Brent J. Santha,                            --         *
                                    Vice President of Finance and
                                    Assistant Company Secretary
Ordinary Shares...................  J. Bruce Bugg, Jr.,                    570,351      13.5%
                                    Director and Vice Chairman of the
                                    board of directors
Ordinary Shares...................  William T Andrews,                          --         *
                                    Director
Ordinary Shares...................  Brian E. Butler,                        17,091         *
                                    Director
Ordinary Shares...................  Steven A. Carr,                         45,132       1.1%
                                    Director

TITLE OF                                    IDENTITY OF PERSON            AMOUNT     PERCENTAGE
CLASS                                            OR GROUP                  OWNED      OF CLASS
--------                                    ------------------           ---------   ----------
Ordinary Shares...................  Carson K. Ebanks,                           --         *
                                    Director
Ordinary Shares...................  Richard L. Finlay,                      10,348         *
                                    Director
Ordinary Shares...................  Clarence B. Flowers, Jr.,                4,237         *
                                    Director
Ordinary Shares...................  Wilmer Pergande,                         4,633         *
                                    Director
Ordinary Shares...................  Raymond Whittaker,                      11,833         *
                                    Director
Ordinary Shares...................  Directors and Executive Officers     1,190,738      26.6%
                                    as a Group (17 persons)
Redeemable
Preferred Shares..................  Gregory McTaggart                          297       1.6%
                                    Vice President Operations
Redeemable
Preferred Shares..................  Directors and Executive Officers           297       1.6%
                                    as a group (1 person)
Redeemable
Preferred Shares..................  Abel Castillo                            2,901      15.3%
                                    Operations Manager
Redeemable
Preferred Shares..................  Margaret Julier,                         2,525      13.3%
                                    Office Manager
Redeemable
Preferred Shares..................  William Banker                           3,790      20.0%
                                    Operations Manager
Redeemable
Preferred Shares..................  Chet Ritch                               1,211       6.4%
                                    Operations
Redeemable
Preferred Shares..................  Rudy Ritch                               2,399      12.7%
                                    Operations
Redeemable
Preferred Shares..................  Helbert Rodriquez                        1,195       6.3%
                                    Operations
Redeemable
Preferred Shares..................  Ivan Tabora                              1,057       5.6%
                                    Operations
Redeemable
Preferred Shares..................  Elizabeth Triana                         1,015       5.4%
                                    Customer Service

     An asterisk (*) in the above table indicates less than one percent

     The address for Jeffrey Parker, Frederick McTaggart, Peter Ribbins, Gregory McTaggart, Kenneth Crowley, Robert Morrison, Gerard Pereira, Brent Santha Abel Castillo, Margaret Julier, William Banker, Chet Ritch, Rudy Ritch, Helbert Rodriquez, Ivan Tabora and Elizabeth Triana is as follows: c/o Consolidated Water Co. Ltd., Trafalgar Place, West Bay Road, P.O. Box 1114GT, Grand Cayman, B.W.I. The address for each of J. Bruce Bugg Jr. and Argyle/Cay-Water, Ltd. is c/o Argyle Investment Corp., 1500 Nations Bank Plaza, 300 Convent Street, San Antonio, Texas 78205. The address for William Andrews is 48 Par-la-Ville

Road, Suite 381, Hamilton HM11, Bermuda. The address for Brian Butler is P.O. Box 2581GT, Grand Cayman, B.W.I. The address for Steven A. Carr c/o Carr & Associates, 4103 South Texas Avenue, Suite 209, Bryan, Texas 77802. The address for Caron Ebanks is Government Administration Building, Georgetown, Grand Cayman, B.W.I. The address for Richard Finlay is P.O. Box 709GT, Grand Cayman, B.W.I. The address for Clarence Flowers, Jr. is P.O. Box 2581GT, Grand Cayman, B.W.I. The address for Wilmer Pergande is 3724 Bengal Road, Gulf Breeze, Florida 32561. The address for Raymond Whittaker is P.O. Box 1982GT, Grand Cayman, B.W.I.

     Unless otherwise indicated, to our knowledge, the persons named in the table above have sole voting and investment power with respect to the shares listed. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares issuable under stock options exercisable within 60 days after March 18, 2003 are deemed outstanding for that person but are not deemed outstanding for computing the percentage of ownership of any other person. Of the 236,591 ordinary shares owned by Mr. Parker, 81,590 of these shares are ordinary shares underlying options granted to Mr. Parker, which may be exercised within 60 days after March 18, 2003. Of the 60,669 ordinary shares owned by Mr. Frederick McTaggart, 60,569 are ordinary shares underlying options granted to Mr. Frederick McTaggart, which may be exercised within 60 days after March 18, 2003. Of the 158,622 ordinary shares owned by Mr. Ribbins, 59,022 are ordinary shares underlying options granted to Mr. Ribbins, which may be exercised within 60 days after March 18, 2003. Mr. Bugg is deemed the beneficial owner of the 567,662 ordinary shares held by Argyle/Cay-Water, Ltd. Of the 71,131 ordinary shares owned by Mr. Gregory McTaggart, 40,125 are ordinary shares underlying options granted to Mr. Gregory McTaggart, which may be exercised within 60 days after March 18, 2003 and 297 are redeemable preferred shares, which may be exercised or converted within 60 days after March 19, 2003.

EQUITY COMPENSATION PLAN INFORMATION

     The following table sets forth certain information as of December 31, 2002, with respect to compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance under:

     - all compensation plans previously approved by our security holders; and

     - all compensation plans not previously approved by our security holders.

                                                                                          NUMBER OF SECURITIES
                                                                                         REMAINING AVAILABLE FOR
                                                                                          FUTURE ISSUANCE UNDER
                                        NUMBER OF SECURITIES TO     WEIGHTED-AVERAGE       EQUITY COMPENSATION
                                        BE ISSUED UPON EXERCISE    EXERCISE PRICE OF        PLANS (EXCLUDING
                                        OF OUTSTANDING OPTIONS,   OUTSTANDING OPTIONS,   SECURITIES REFLECTED IN
PLAN CATEGORY                             WARRANTS AND RIGHTS     WARRANTS AND RIGHTS          COLUMN (A))
-------------                           -----------------------   --------------------   -----------------------
                                                  (A)                     (B)                      (C)
Equity compensation plans approved by
  security holders....................          328,230                  $10.08                     *
Equity compensation plans not approved
  by security holders.................           66,300**                $ 9.74                     *
                                                -------                  ------
Total.................................          394,530                  $10.02                     *
                                                =======                  ======

---------------

 * Our equity compensation plans do not have any limits on the amount of shares reserved for issuance under the plans.
** Of these 66,300 shares, 33,300 are issuable pursuant to our employee stock option plan and 30,000 are issuable to a non-employee. See Note 15, to the Notes to Consolidated Financial Statements.

   ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     For a discussion of the employment agreements we have with our executive officers, see Part III, Item 11 of this Annual Report.

ITEM 14.  CONTROLS AND PROCEDURES

     Our Chief Executive Officer and Chief Financial Officer (collectively, the "Certifying Officers") are responsible for establishing and maintaining disclosure controls and procedures for us. Based upon such officers' evaluation of these controls and procedures as of a date within 90 days of the filing of this Annual Report, and subject to the limitations noted hereinafter, the Certifying Officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in this Annual Report is accumulated and communicated to management, including our principal executive officers as appropriate, to allow timely decisions regarding required disclosure.

     The Certifying Officers have also indicated that there were no significant changes in our internal controls or other factors that could significantly affect such controls subsequent to the date of their evaluation, and there were no corrective actions with regard to significant deficiencies and material weaknesses.

     Our management, including each of the Certifying Officers, does not expect that our disclosure controls or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the control. The design of any systems of controls also is based in part upon certain assumptions about the likelihood of future events, and their can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of these inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

                                    PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND REPORTS ON FORM 8-K

     (a) 1. Financial Statements

     The financial statements found in ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA for the year ended December 31, 2002 is incorporated herein by reference.

     2. Financial Statement Schedules

     None

     3. EXHIBITS

EXHIBIT
NUMBER                       EXHIBIT DESCRIPTION
-------                      -------------------
  2.1    Share Sale Agreement dated October 4, 2002, among
         Consolidated Water Co. Ltd. and William T. Andrews and
         Margaret D. Andrews (incorporated herein by reference to the exhibit filed as a part of our Form 8-K dated February 13,
         2003, Commission File No. 0-25248)
  2.2    Agreement to Amend Share Sale Agreement dated November 29,
         2002 between the Company and William T. Andrews and Margaret
         D. Andrews (incorporated herein by reference to the exhibit filed as a part of our Form 8-K dated February 13, 2003,
         Commission File No. 0-25248)
  2.3    Agreement to Amend Share Sale Agreement dated December 30,
         2002 between the Company and William T. Andrews and Margaret
         D. Andrews (incorporated herein by reference to the exhibit filed as a part of our Form 8-K dated February 13, 2003,
         Commission File No. 0-25248)
  2.4    Agreement to Amend Share Sale Agreement dated January 31,
         2003 between the Company and William T. Andrews and Margaret
         D. Andrews (incorporated herein by reference to the exhibit filed as a part of our Form 8-K dated February 13, 2003,
         Commission File No. 0-25248)
  2.5    Share Sale Agreement dated October 4, 2002, among
         Consolidated Water Co. Ltd., North American Mortgage &
         Finance Corporation and Transcontinental Finance Corporation
         Ltd. (incorporated herein by reference to the exhibit filed as a part of our Form 8-K dated February 13, 2003,
         Commission File No. 0-25248)
  2.6    Agreement to Amend Share Sale Agreement dated November 29,
         2002 among the Company North-American Mortgage & Finance
         Corporation and Transcontinental Finance Corporation Limited
         (incorporated herein by reference to the exhibit filed as a part of our Form 8-K dated February 13, 2003, Commission
         File No. 0-25248)
  2.7    Agreement to Amend Share Sale Agreement dated December 30,
         2002 among the Company North-American Mortgage & Finance
         Corporation and Transcontinental Finance Corporation Limited
         (incorporated herein by reference to the exhibit filed as a part of our Form 8-K dated February 13, 2003, Commission
         File No. 0-25248)
  2.8    Agreement to Amend Share Sale Agreement dated January 31,
         2003 among the Company North-American Mortgage & Finance
         Corporation and Transcontinental Finance Corporation Limited
         (incorporated herein by reference to the exhibit filed as a part of our Form 8-K dated February 13, 2003, Commission
         File No. 0-25248)
  2.9    Agreement dated October 8, 2002 between Consolidated Water
         Co. Ltd. and Sage Water Holdings (BVI) Ltd. (incorporated
         herein by reference to the exhibit filed as a part of our
         Form 8-K dated February 13, 2003, Commission File No.
         0-25248)
  2.10   Amending Agreement dated November 15, 2002 between the
         Company and Sage Water Holdings (BVI Ltd) (incorporated
         herein by reference to the exhibit filed as a part of our
         Form 8-K dated February 13, 2003, Commission File No.
         0-25248)
  2.11   Amending Agreement dated December 18, 2002 between the
         Company and Sage Water Holdings (BVI Ltd) (incorporated
         herein by reference to the exhibit filed as a part of our
         Form 8-K dated February 13, 2003, Commission File No.
         0-25248)

EXHIBIT
NUMBER                       EXHIBIT DESCRIPTION
-------                      -------------------
  2.12   Amending Agreement dated January 28, 2003 between the
         Company and Sage Water Holdings (BVI Ltd) (incorporated
         herein by reference to the exhibit filed as a part of our
         Form 8-K dated February 13, 2003, Commission File No.
         0-25248)
  2.13   Share Sale Agreement dated December 16, 2002 between
         Consolidated Water Co. Ltd. and Bacardi & Co. Ltd.
         (incorporated herein by reference to the exhibit filed as a part of our Form 8-K dated February 13, 2003, Commission
         File No. 0-25248)
  2.14   Registration Rights Agreement dated February 7, 2003 between
         Consolidated Water Co. Ltd. and North American Mortgage &
         Finance Corporation (incorporated herein by reference to the exhibit filed as a part of our Form 8-K dated February 13,
         2003, Commission File No. 0-25248)
  4.1    Amended and Restated Memorandum of Association of
         Consolidated Water Co. Ltd., dated December 4, 1998
         (incorporated by reference to the exhibit filed as part of our Form 20-F for the fiscal year ended December 31, 1998,
         Commission File No. 0-25248)
  4.2    Amended and Restated Articles of Association of Consolidated
         Water Co. Ltd., dated December 4, 1998 (incorporated by
         reference to the exhibit filed as part of our Form 20-F for the fiscal year ended December 31, 1998, Commission File No.
         0-25248).
 10.1    License Agreement, dated July 11, 1990, between Cayman Water
         Company Limited and the Government of the Cayman Islands
         (incorporated herein by reference to the exhibit filed as a part of our Form 20-F dated December 7, 1994, Commission
         File No. 0-25248).
 10.2    First Amendment to License Agreement, dated September 18,
         1990, between Cayman Water Company Limited and the
         Government of the Cayman Islands. (incorporated herein by
         reference to the exhibit filed as a part of our Form 20-F
         dated December 7, 1994, Commission File No. 0-25248).
 10.3    Second Amendment to License Agreement, dated February 14,
         1991 between Cayman Water Company Limited and the Government of the Cayman Islands. (incorporated herein by reference to the exhibit filed as a part of our Form 20-F dated December
         7, 1994, Commission File No. 0-25248).
 10.4    An Amendment to a License to Produce Potable Water, dated
         August 15, 2001, between Consolidated Water Co. Ltd. by the
         Government of the Cayman Islands (incorporated herein by
         reference to the exhibit filed as a part of our Form 10-K
         for the fiscal year ended December 31, 2001, Commission File
         No. 0-25248)
 10.5    Fourth Amendment to a License to Produce Potable Water,
         dated February 1, 2003 between Consolidated Water Co. Ltd.
         by the Government of the Cayman Islands
 10.6    Agreement, dated December 19, 2002, between Consolidated
         Water Co. Ltd. (formerly Cayman Water Company Limited) and
         Safe Haven Ltd.
 10.9    Water Purchase Agreement #2, dated October 14, 1994, between
         Cayman Water Company Limited and Ocean Conversion (Cayman)
         Limited. (incorporated herein by reference to the exhibit
         filed as a part of our Form 20-F dated December 7, 1994,
         Commission File No. 0-25248)
 10.10   Water Purchase Agreement #3, dated October 21, 1994, between
         Cayman Water Company Limited and Ocean Conversion (Cayman)
         Limited. (incorporated herein by reference to the exhibit
         filed as a part of our Form 20-F dated December 7, 1994,
         Commission File No. 0-25248)
 10.11   Water Purchase Agreement #3 (Revision #1), dated January 10,
         1995, between Cayman Water Company Limited and Ocean
         Conversion (Cayman) Limited. (incorporated herein by
         reference to the exhibit filed as a part of our Form 10-K
         dated March 30, 2001, Commission File No. 0-25248)
 10.12   Water Purchase Agreement #3 (Revision #2), dated December
         29, 2000, between Consolidated Water Co. Ltd. and Ocean
         Conversion (Cayman) Limited. (incorporated herein by
         reference to the exhibit filed as a part of our Form 10-K
         dated March 30, 2001, Commission File No. 0-25248)
 10.13   Water Supply Agreement, dated December 18, 2000, between
         Consolidated Water Co. Ltd. and South Bimini International
         Ltd. (incorporated herein by reference to the exhibit filed as a part of our Form 10-K dated March 30, 2001, Commission
         File No. 0-25248)

EXHIBIT
NUMBER                       EXHIBIT DESCRIPTION
-------                      -------------------
 10.14   Employment Agreement, dated August 30, 2000, between
         Consolidated Water Co. Ltd. and Peter D. Ribbins
         (incorporated herein by reference to the exhibit filed as a part of our Form 10-K dated March 30, 2001, Commission File
         No. 0-25248)
 10.15   Engagement Agreement, dated December 30, 1998 between
         Consolidated Water Co. Ltd. and Jeffrey Parker (incorporated herein by reference to the exhibit filed as part of our
         Registration Statement on Form F-2 dated May 17, 2000,
         Commission File No. 333-35356)
 10.16   Amendment of Engagement Agreement, dated October 26, 1999, between Consolidated Water Co. Ltd. and Jeffrey Parker
         (incorporated herein by reference to the exhibit filed as
         part of our Registration Statement on Form F-2 dated May 17,
         2000, Commission File No. 333-35356)
 10.17   Second Amendment of Engagement Agreement, dated March 21,
         2000, between Consolidated Water Co. Ltd. and Jeffrey Parker
         (incorporated herein by reference to the exhibit filed as
         part of our Registration Statement on Form F-2 dated May 17,
         2000, Commission File No. 333-35356)
 10.18   Employment Contract, dated July 12, 2000, between
         Consolidated Water Co. Ltd. and Frederick W. McTaggart
         (incorporated herein by reference to the exhibit filed as a part of our Form 10-K dated March 30, 2001, Commission File
         No. 0-25248)
 10.19   Employment Contract, dated August 19, 1998, between Cayman
         Water Company Limited and Gregory Scott McTaggart
         (incorporated herein by reference to the exhibit filed as
         part of our Registration Statement on Form F-2 dated May 17,
         2000, Commission File No. 333-35356)
 10.20   First Amendment to Employment Contract, dated April 17,
         2000, between Consolidated Water Co. Ltd. and Gregory Scott
         McTaggart (incorporated herein by reference to the exhibit filed as part of our Registration Statement on Form F-2
         dated May 17, 2000, Commission File No. 333-35356)
 10.21   Letter Agreement, dated August 2, 1999, between Consolidated
         Water Co. Ltd. and J. Bruce Bugg (incorporated herein by
         reference to the exhibit filed as part of our Registration
         Statement on Form F-2 dated May 17, 2000, Commission File
         No. 333-35356)
 10.22   Letter Agreement, dated January 19, 2002, between
         Consolidated Water Co. Ltd. and J. Bruce Bugg (incorporated herein by reference to the exhibit filed as a part of our
         Form 10-K for the fiscal year ended December 31, 2001,
         Commission File No. 0-25248)
 10.23   Specimen Service Agreement, between Cayman Water Company
         Limited and consumers (incorporated herein by reference to the exhibit filed as part of our Registration Statement on
         Form F-1 dated March 26, 1996)
 10.24   Summary Share Grant Plan for Directors (incorporated herein by reference to the exhibit filed as part of our
         Registration Statement on Form F-2 dated May 17, 2000,
         Commission File No. 333-35356)
 10.25   Employee Share Option Plan (incorporated herein by reference to the exhibit filed as a part of our Form 10-K for the
         fiscal year ended December 31, 2001, Commission File No.
         0-25248)
 10.26   Agreement, dated March 31, 1998, among Argyle/Cay-Water
         Limited, J. Bruce Bugg and Cayman Water Company Limited
         (incorporated herein by reference to the exhibit filed as
         part of our Form 20-F for the fiscal year ended December 31,
         1997, Commission File No. 0-25248)
 10.27   Option Deed, dated August 6, 1997, between Cayman Water
         Company Limited and American Stock Transfer & Trust Company
         (incorporated herein by reference to the exhibit filed on
         our Form 6-K, dated August 7, 1997, Commission File No.
         0-25248)
 10.28   Stock Option Agreement, dated December 15, 1998, between
         Consolidated Water Co. Ltd. and R. Jerry Falkner
         (incorporated herein by reference to the exhibit filed as
         part of our Registration Statement on Form F-2 dated May 17,
         2000, Commission File No. 333-35356)
 10.29   Purchase and Sale Agreement, dated December 10, 2001,
         between Consolidated Water Co. Ltd., Cayman Hotel and Golf
         Inc., Ellesmere Britannia Limited and Hyatt Britannia
         Corporation Ltd. (incorporated herein by reference to the
         exhibit filed as a part of our Form 10-K for the fiscal year ended December 31, 2001, Commission File No. 0-25248)

EXHIBIT
NUMBER                       EXHIBIT DESCRIPTION
-------                      -------------------
 10.30   Agreement, dated February 1, 2002, between Consolidated
         Water Co. Ltd. and Cayman Hotel and Golf Inc. (incorporated herein by reference to the exhibit filed as a part of our
         Form 10-K for the fiscal year ended December 31, 2001,
         Commission File No. 0-25248)
 10.31   Consulting Agreement, dated November 17, 1998, between
         Cayman Water Company Limited and R.J. Falkner & Company,
         Inc. (incorporated herein by reference to the exhibit filed as part of our Registration Statement on Form F-2 dated May
         17, 2000, Commission File No. 333-35356)
 10.32   Agreement, dated July 24, 1995, between Cayman Water Company
         Limited and Galleon Beach Resort Limited (incorporated
         herein by reference to the exhibit filed as part of our
         Registration Statement on Form F-2 dated May 17, 2000,
         Commission File No. 333-35356)
 10.33   Agreement, dated February 9, 1994, between Cayman Water
         Company Limited and Widar Ltd. (incorporated herein by
         reference to the exhibit filed as part of our Registration
         Statement on Form F-2 dated May 17, 2000, Commission File
         No. 333-35356)
 10.34   Finance Contract, dated October 3, 1991, between European
         Investment Bank and Cayman Water Company Limited
         (incorporated herein by reference to the exhibit filed as
         part of our Form 20-F, dated December 7, 1994, Commission
         File No. 0-25248)
 10.35   Debenture, dated June 1, 1979, among Cayman Water Company
         Limited, The Royal Bank of Canada, Philip Lustig and Cayman
         Public Utilities, Ltd. (incorporated herein by reference to the exhibit filed as part of Post-Effective Amendment No. 1 to our Registration Statement on Form F-2 dated May 22,
         2000)
 10.36   Deed, dated April 30, 1981, between Cayman Water Company
         Limited and The Royal Bank of Canada (incorporated herein by reference to the exhibit filed as part of Post-Effective
         Amendment No. 1 to our Registration Statement on Form F-2
         dated May 22, 2000)
 10.37   Second Deed, dated March 10, 1983, between Cayman Water
         Company Limited and The Royal Bank of Canada (incorporated herein by reference to the exhibit filed as part of
         Post-Effective Amendment No. 1 to our Registration Statement
         on Form F-2 dated May 22, 2000)
 10.38   Third Deed, dated December 6, 1984, between Cayman Water
         Company Limited and The Royal Bank of Canada (incorporated herein by reference to the exhibit filed as part of
         Post-Effective Amendment No. 1 to our Registration Statement
         on Form F-2 dated May 22, 2000)
 10.39   Fourth Deed, dated August 31, 1989, between Cayman Water
         Company Limited and The Royal Bank of Canada (incorporated herein by reference to the exhibit filed as part of
         Post-Effective Amendment No. 1 to our Registration Statement
         on Form F-2 dated May 22, 2000)
 10.40   Fifth Deed, dated June 16, 1992, between Cayman Water
         Company Limited and The Royal Bank of Canada (incorporated herein by reference to the exhibit filed as part of
         Post-Effective Amendment No. 1 to our Registration Statement
         on Form F-2 dated May 22, 2000)
 10.41   Variation of Debenture, dated October 11, 1999, between
         Consolidated Water Co. Ltd. and The Royal Bank of Canada
         (incorporated herein by reference to the exhibit filed as
         part of Post-Effective Amendment No. 1 to our Registration
         Statement on Form F-2 dated May 22, 2000)
 10.42   Collateral Charge, dated June 1, 1979, between Cayman Water
         Company Limited and The Royal Bank of Canada (incorporated herein by reference to the exhibit filed as part of
         Post-Effective Amendment No. 1 to our Registration Statement
         on Form F-2 dated May 22, 2000)
 10.43   Deed, dated June 1, 1979, between Cayman Water Company
         Limited, The Royal Bank of Canada and Philip Lustig
         (incorporated herein by reference to the exhibit filed as
         part of Post-Effective Amendment No. 1 to our Registration
         Statement on Form F-2 dated May 22, 2000)
 10.44   Variation of Charge, dated April 30, 1981, between Cayman
         Water Company Limited and The Royal Bank of Canada
         (incorporated herein by reference to the exhibit filed as
         part of Post-Effective Amendment No. 1 to our Registration
         Statement on Form F-2 dated May 22, 2000)

EXHIBIT
NUMBER                       EXHIBIT DESCRIPTION
-------                      -------------------
 10.45   Collateral Charge to a Variation of Debenture, dated October
         11, 1999, between Consolidated Water Co. Ltd. and Royal Bank of Canada (incorporated herein by reference to the exhibit filed as part of Post-Effective Amendment No. 1 to our
         Registration Statement on Form F-2 dated May 22, 2000)
 10.46   Second Debenture of Cayman Water Company Limited, dated July
         16, 1992, together with Second Collateral Charge dated July
         23, 1992 (incorporated by reference to the exhibit filed as part of our Form 20-F, dated December 7, 1994, Commission
         file No. 0-25248)
 10.47   Credit Facility Agreement, dated April 25, 2001 between
         Consolidated Water Co. Ltd. and the Royal Bank of Canada
         (incorporated herein by reference to the exhibit filed as a part of our Form 10-K for the fiscal year ended December 31,
         2001, Commission File No. 0-25248)
 10.48   Variation of Debenture, dated February 22, 2002 between
         Consolidated Water Co. Ltd. and the Royal Bank of Canada
         (incorporated herein by reference to the exhibit filed as a part of our Form 10-K for the fiscal year ended December 31,
         2001, Commission File No. 0-25248)
 10.49   Second Collateral Change to a Variation of Debenture, dated
         February 22, 2002 between Consolidated Water Co. Ltd. and
         the Royal Bank of Canada (incorporated herein by reference to the exhibit filed as a part of our Form 10-K for the
         fiscal year ended December 31, 2001, Commission File No.
         0-25248)
 10.50   Lease of Part, dated October 13, 2000, between Consolidated
         Water Co. Ltd. and Colmar LTD. (incorporated herein by
         reference to the exhibit filed as a part of our Form 10-K
         dated March 30, 2001, Commission File No. 0-25248)
 10.51   Lease, dated December 10, 2001, between Cayman Hotel and
         Golf Inc. and Consolidated Water Co. Ltd. (incorporated
         herein by reference to the exhibit filed as a part of our
         Form 10-K for the fiscal year ended December 31, 2001,
         Commission File No. 0-25248)
 10.52   Lease, dated April 27, 1993, between Government of Belize
         and Belize Water Limited (incorporated herein by reference to the exhibit filed as a part of our Form 10-K for the
         fiscal year ended December 31, 2001, Commission File No.
         0-25248)
 10.53   Loan Agreement dated February 7, 2003 between Consolidated
         Water Co. Ltd. and Scotiabank (Cayman Islands) Ltd.
         (incorporated herein by reference to the exhibit filed as a part of our Form 8-K dated February 13, 2003, Commission
         File No. 0-25248)
 10.54   Employment Contract dated February 10, 2003 between Gerard
         Pereira and Consolidated Water Co. Ltd.
 10.55   Employment Contract dated February 21, 2003 between Kenneth
         Crowley and Consolidated Water Co. Ltd.
 10.56   Employment Contract dated March 7, 2003 between Robert
         Morrison and Consolidated Water Co. Ltd.
 10.57   Employment Contract dated December 31, 2002 between Brent
         Joseph Santha and Consolidated Water Co. Ltd.
 10.58   Distributorship Agreement dated September 24, 2002 between
         DWEER Technology Ltd. and DesalCo Limited
 21      Subsidiaries of the Registrant.
 23      Consent of KPMG Chartered Accountants
 99.1    Chief Executive Officer Certification under Section 906 of the Sarbanes-Oxley Act of 2002
 99.2    Chief Financial Officer Certification under Section 906 of the Sarbanes-Oxley Act of 2002

     (b) Reports on Form 8-K

     None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          CONSOLIDATED WATER CO. LTD.

                                          By:     /s/ JEFFREY M. PARKER
                                            ------------------------------------
                                                     Jeffrey M. Parker
                                             Chairman of the board of directors
                                                             and
                                                  Chief Executive Officer

Dated: March 31, 2003

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

                    SIGNATURE                                      TITLE                       DATE
                    ---------                                      -----                       ----

 By:              /s/ JEFFREY M. PARKER              Chairman of the board of directors   March 31, 2003
        ------------------------------------------      and Chief Executive Officer
                    Jeffrey M. Parker                  (Principal Executive Officer)


 By:            /s/ FREDERICK W. MCTAGGART               Director, President, Chief       March 31, 2003
        ------------------------------------------      Operating Officer and Chief
                  Frederick W. McTaggart                Financial Officer (Principal
                                                     Financial and Accounting Officer)


 By:               /s/ PETER D. RIBBINS                 Director -- Special Projects      March 31, 2003
        ------------------------------------------
                     Peter D. Ribbins


 By:              /s/ J. BRUCE BUGG, JR.             Director and Vice Chairman of the    March 31, 2003
        ------------------------------------------           board of directors
                    J. Bruce Bugg, Jr.


 By:              /s/ WILLIAM T. ANDREWS                          Director                March 31, 2003
        ------------------------------------------
                    William T. Andrews


 By:               /s/ BRIAN E. BUTLER                            Director                March 31, 2003
        ------------------------------------------
                     Brian E. Butler


 By:                /s/ STEVEN A. CARR                            Director                March 31, 2003
        ------------------------------------------
                      Steven A. Carr


 By:              /s/ RICHARD L. FINLAY                           Director                March 31, 2003
        ------------------------------------------
                    Richard L. Finlay


 By:           /s/ CLARENCE B. FLOWERS, JR.                       Director                March 31, 2003
        ------------------------------------------
                 Clarence B. Flowers, Jr.

                    SIGNATURE                                      TITLE                       DATE
                    ---------                                      -----                       ----



 By:               /s/ WILMER PERGANDE                            Director                March 31, 2003
        ------------------------------------------
                     Wilmer Pergande


 By:              /s/ RAYMOND WHITTAKER                           Director                March 31, 2003
        ------------------------------------------
                    Raymond Whittaker


 By:               /s/ CARSON K. EBANKS                           Director                March 31, 2003
        ------------------------------------------
                     Carson K. Ebanks

          CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED
           PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Consolidated Water Co. Ltd. (the "Company") on Form 10-K for the year ended December 31, 2002, as filed with the Securities and Exchange Commission on the date hereof, I, Jeffrey M. Parker, the Chief Executive Officer of the Company, certify, pursuant to and for purposes of 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, that:

     1. I have reviewed this annual report on Form 10-K of the Company;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                          By:     /s/ JEFFREY M. PARKER
                                            ------------------------------------
                                            Name: Jeffrey M. Parker
                                            Title: Chief Executive Officer

Date: March 31, 2003

          CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED
           PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Consolidated Water Co. Ltd. (the "Company") on Form 10-K for the year ended December 31, 2002, as filed with the Securities and Exchange Commission on the date hereof, I, Frederick McTaggart, the Chief Financial Officer of the Company, certify, pursuant to and for purposes of 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, that:

     1. I have reviewed this annual report on Form 10-K of the Company;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                          By:    /s/ FREDERICK MCTAGGART
                                            ------------------------------------
                                            Name: Frederick McTaggart
                                            Title: Chief Financial Officer

Date: March 31, 2003

                          CONSOLIDATED WATER CO. LTD.

                       INDEX TO EXHIBITS FILED WITH 10-K

10.5     Fourth Amendment to a License to Produce Potable Water,
         dated February 1, 2003 between Consolidated Water Co. Ltd.
         by the Government of the Cayman Islands
10.6     Agreement, dated December 19, 2002, between Consolidated
         Water Co. Ltd. (formerly Cayman Water Company Limited) and
         Safe Haven Ltd.
10.54    Employment Contract dated February 10, 2003 between Gerard
         Pereira and Consolidated Water Co. Ltd.
10.55    Employment Contract dated February 21, 2003 between Kenneth
         Crowley and Consolidated Water Co. Ltd.
10.56    Employment Contract dated March 7, 2003 between Robert
         Morrison and Consolidated Water Co. Ltd.
10.57    Employment Contract dated December 31, 2002 between Brent
         Joseph Santha and Consolidated Water Co. Ltd.
10.58    Distributorship Agreement dated September 24, 2002 between
         DWEER Technology Ltd. and DesalCo Limited
21       Subsidiaries of the Registrant.
23       Consent of KPMG Chartered Accountants.
99.1     Chief Executive Officer Certification under Section 906 of the Sarbanes-Oxley Act of 2002
99.2     Chief Financial Officer Certification under Section 906 of the Sarbanes-Oxley Act of 2002