Form 10-Q
period 2003-03-31
CONSOLIDATED WATER CO LTD
filed 2003-05-15
CIK 928340

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended MARCH 31, 2003

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transaction period from _______________ to _______________

                         Commission File Number: 0-25248

                           CONSOLIDATED WATER CO. LTD.
     ----------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

                   CAYMAN ISLANDS                                 N/A
---------------------------------------------              -------------------
(State or other jurisdiction of incorporation              (I.R.S. Employer
or organization)                                           Identification No.)

TRAFALGAR PLACE, WEST BAY ROAD, P.O. BOX
1114 GT, GRAND CAYMAN, B.W.I.                                     N/A
-----------------------------------------                      ----------
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code:  (345) 945-4277

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
         Yes [X] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
         Yes [ ] No [X]

As at March 31, 2003, there were 4,239,959 of the registrant's ordinary shares of common stock, with CI$ 1.00 par value, outstanding.

EXCHANGE RATES

Unless otherwise indicated, all dollar amounts are in United States Dollars and references to "$", "U.S.", or "U.S. $" are to United States Dollars.

The official fixed exchange rate for conversion of CI$ into U.S.$, as determined by the Cayman Islands Monetary Authority, has been fixed since April 1974 at U.S. $1.20 per CI$1.00.

The official fixed exchange rate for conversion of BZE$ into U.S.$, as determined by the Central Bank of Belize, has been fixed since 1976 at U.S.$0.50 per BZE$ 1.00.

The official fixed exchange rate for conversion of BAH$ into U.S.$, as determined by the Central Bank of The Bahamas, has been fixed since 1973 at U.S. $1.00 per BAH $1.00.

The official fixed exchange rate for conversation of BDS$ into U.S.$ as determined by the Central Bank of Barbados has been fixed since 1975 at U.S.$
0.50 = BDS$ 1.00.

The British Virgin Islands' currency is U.S.$.

                                TABLE OF CONTENTS

Section                   Description                                                            Page
-------                   -----------                                                            ----
PART I           FINANCIAL INFORMATION

  Item 1.        Financial Statements

                 Condensed Consolidated Balance Sheets as at March 31, 2003
                    and December 31, 2002......................................................    1

                 Condensed Consolidated Statements of Income for the
                    three months ended March 31, 2003 and 2002.................................    2

                 Condensed Consolidated Statements of Cash Flows for each of the
                    three months ended March 31, 2003 and 2002.................................    3

                 Notes to Condensed Consolidated Financial Statements..........................    4

  Item 2.        Management's Discussions and Analysis of Financial Condition
                    and Results of Operations..................................................   12

  Item 3.        Quantitative and Qualitative Disclosures about Market Risk....................   19

  Item 4.        Controls and Procedures.......................................................   19

PART II          OTHER INFORMATION

  Item 2.        Changes in Securities and Use of Proceeds.....................................   20

  Item 5.        Other Information.............................................................   20

  Item 6.        Exhibits and Reports on Form 8-K..............................................   21

SIGNATURE        ..............................................................................   22

CERTIFICATION    Section 302 Certifications  ..................................................   23

FORWARD-LOOKING STATEMENTS

This Form 10-Q for Consolidated Water Co. Ltd. (the "Company") includes statements that may constitute "forward-looking" statements, usually containing the words "believe," "estimate," "project," "intend," "expect" or similar expressions. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements inherently involve risks and uncertainties that could cause actual results to differ materially from the forward-looking statements. Factors that would cause or contribute to such differences include, but are not limited to, the ability to successfully integrate the recently acquired companies into our business, the ability to successfully complete our pending equity offering, the ability of the Company to repay the debt incurred to complete the recent acquisitions described in this Form 10-Q, continued acceptance of the Company's products and services in the marketplace, changes in its relationship with the governments of the jurisdictions in which it operates, the ability to successfully secure contracts for water projects in other countries, the ability to develop and operate such projects profitably, and other risks detailed in the Company's other periodic report filings with the Securities and Exchange Commission. By making these forward-looking statements, the Company undertakes no obligation to update these statements for revisions or changes after the date of this Form 10-Q.

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                           CONSOLIDATED WATER CO. LTD.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (Expressed in United States Dollars)

                                                                                             MARCH 31,        DECEMBER 31,
                                                                                                  2003                2002
                                                                                           (UNAUDITED)
                                                                                          ------------        ------------
                                                   ASSETS
CURRENT ASSETS
    Cash and cash equivalents                                                               3,723,974              568,304
    Accounts receivable                                                                     2,770,139            1,406,947
    Inventory                                                                                 946,429              388,131
    Prepaid expenses and other assets                                                         448,934              370,429
    Deferred expenditures                                                                   1,300,401              887,856
    Current portion of loans receivable                                                     1,080,127                   --
                                                                                          -----------          -----------
TOTAL CURRENT ASSETS                                                                       10,270,004            3,621,667

Loans receivable                                                                            4,045,385                   --
Property, plant and equipment, net                                                         21,062,174           20,253,646
Investments in affiliates (Note 4)                                                         13,349,712               12,450
Intangible assets (Note 6)                                                                  6,301,893            1,619,874
Goodwill                                                                                    2,673,733                   --
                                                                                          -----------          -----------
TOTAL ASSETS                                                                              $57,702,901          $25,507,637
                                                                                          ===========          ===========
                                    LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
    Dividends payable                                                                         469,514              508,444
    Accounts payable and other liabilities                                                  1,949,295            1,143,850
    Stock compensation liability (Note 9)                                                     417,341              424,841
    Current portion of long term debt (Note 7)                                             12,298,653              518,275
                                                                                          -----------          -----------
TOTAL CURRENT LIABILITIES                                                                  15,134,803            2,595,410

Long term debt (Note 7)                                                                    18,322,857            2,074,609
Security deposits and other liabilities                                                       136,235              136,235
                                                                                          -----------          -----------
TOTAL LIABILITIES                                                                          33,593,895            4,806,254
                                                                                          -----------          -----------
STOCKHOLDERS' EQUITY

    Redeemable preferred stock, $1.20 par value. Authorized 100,000 shares;
    issued and outstanding 18,914 shares as at March 31, 2003
    and 19,740 shares at as December 31, 2002                                                  22,697               23,688
    Class A common stock, $1.20 par value. Authorized 9,870,000 shares;
    issued and outstanding 4,239,959 shares as at March 31, 2003 and
    3,993,419 shares at as December 31, 2002                                                5,087,951            4,792,103
    Class B common stock, $1.20 par value. Authorized 30,000 shares;
    issued and outstanding nil shares as at March 31, 2003 and nil
    shares as at December 31, 2002                                                                 --                   --
    Additional paid-in capital                                                              9,896,349            7,354,395
    Retained earnings                                                                       9,102,009            8,531,197
                                                                                          -----------          -----------
TOTAL STOCKHOLDERS' EQUITY                                                                 24,109,006           20,701,383
                                                                                          -----------          -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                $57,702,901          $25,507,637
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

                           CONSOLIDATED WATER CO. LTD.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                      (Expressed in United States Dollars)

                                                                     THREE MONTHS          THREE MONTHS
                                                                  ENDED MARCH 31,       ENDED MARCH 31,
                                                                             2003                  2002
                                                                  ---------------       ---------------
Retail water sales                                                      2,818,953             2,858,899
Bulk water sales                                                        1,005,140               325,906
Service revenue                                                           194,632                    --
                                                                      -----------           -----------
TOTAL REVENUE                                                           4,018,725             3,184,805
                                                                      -----------           -----------

Retail cost of sales                                                   (1,219,878)           (1,421,687)
Bulk cost of sales                                                       (736,469)             (244,765)
Service cost of sales                                                    (117,692)                   --
                                                                      -----------           -----------
TOTAL COST OF SALES                                                    (2,074,039)           (1,666,452)

GROSS PROFIT                                                            1,944,686             1,518,353

General and administrative expenses                                      (926,635)             (579,356)
                                                                      -----------           -----------

INCOME FROM OPERATIONS                                                  1,018,051               938,997
                                                                      -----------           -----------

Other income (expenses):
    Interest income                                                         5,522                 6,432
    Interest expense                                                     (293,383)              (20,867)
    Other income                                                          101,372                 1,938
    Equity in earnings of affiliates                                      192,429                    --
                                                                      -----------           -----------

                                                                            5,940               (12,497)
                                                                      -----------           -----------

NET INCOME BEFORE INCOME TAXES                                          1,023,991               926,500
                                                                      -----------           -----------

    Income taxes                                                           (5,993)                   --
                                                                      -----------           -----------

NET INCOME                                                            $ 1,017,998           $   926,500
                                                                      ===========           ===========

BASIC EARNINGS PER SHARE                                              $      0.25           $      0.24
                                                                      ===========           ===========

DILUTED EARNINGS PER SHARE                                            $      0.24           $      0.23
                                                                      ===========           ===========

DIVIDENDS DECLARED PER SHARE                                          $     0.105           $     0.105
                                                                      ===========           ===========

WEIGHTED AVERAGE NUMBER OF COMMON STOCK USED IN THE
DETERMINATION OF:

    Basic earnings per share                                            4,121,698             3,923,209
                                                                      ===========           ===========

    Diluted earnings per share                                          4,251,195             4,054,949
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

                           CONSOLIDATED WATER CO. LTD.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                      (Expressed in United States Dollars)

                                                                      THREE MONTHS          THREE MONTHS
                                                                   ENDED MARCH 31,       ENDED MARCH 31,
                                                                              2003                  2002
                                                                   ---------------       ---------------
NET CASH FLOWS PROVIDED BY OPERATING ACTIVITIES                          1,166,841               590,025
                                                                      ------------           -----------

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES
   Purchase of property, plant and equipment                              (241,663)           (1,681,993)
   Business combinations, net of cash acquired                         (11,885,839)                   --
   Investment in affiliate                                             (12,069,998)                   --
   Collections from loans receivable                                       178,759                    --
                                                                      ------------           -----------

Net cash used in investing activities                                  (24,018,741)           (1,681,993)
                                                                      ------------           -----------

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES
   Proceeds from new credit facility                                    28,056,126             1,500,000
   Deferred expenditures                                                  (412,545)                   --
   Dividends paid                                                         (486,111)             (397,520)
   Proceeds from issuance of common stock                                  537,600               162,835
   Principal payments of long term debt                                 (1,687,500)              (12,500)
   Proceeds from bank loans                                                     --               500,000
                                                                      ------------           -----------

Net cash provided by financing activities                               26,007,570             1,752,815
                                                                      ------------           -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                3,155,670               660,847

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                           568,304               516,446
                                                                      ------------           -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                            $  3,723,974           $ 1,177,293
                                                                      ============           ===========

Interest paid in cash                                                 $    230,321           $    16,317
Interest received in cash                                             $      5,522           $     6,463

                  The accompanying information and notes are an integral part of these condensed consolidated financial statements.

                           CONSOLIDATED WATER CO. LTD.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.       PRESENTATION OF FINANCIAL INFORMATION

The accompanying unaudited Condensed Consolidated Financial Statements were prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. All adjustments that are, in the opinion of management, of a normal recurring nature and are necessary for a fair presentation of the interim financial statements, have been included. The results of operations for the period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

The accompanying consolidated financial statements of the Company should be read in conjunction with the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

2.       PRINCIPLES OF CONSOLIDATION

The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of Belize Water Limited, DesalCo Limited, its wholly owned subsidiary DesalCo (Barbados) Limited, and Ocean Conversion (Cayman) Limited. All significant intercompany balances and transactions have been eliminated in consolidation.

3.       ACQUISITIONS

Effective February 1, 2003, the Company acquired 100% of the outstanding voting common shares of DesalCo Limited, its wholly owned subsidiary DesalCo (Barbados) Limited and Ocean Conversion (Cayman) Limited. The total consideration paid was $28,298,555, comprised of $25,500,000 in cash and 185,714 ordinary shares of the Company and $506,122 in cost related to the acquisitions.

These acquisitions provide the Company with a reverse osmosis plant design, construction and facility management and engineering services firm, as well as facilities and contracts to supply additional potable water services in the Cayman Islands, Bahamas and Barbados and investments in desalination companies in the British Virgin Islands.

                          CONSOLIDATED WATER CO. LTD.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


3.       ACQUISITIONS (CONTINUED)

The following table summarizes the estimated fair values of assets acquired and liabilities assumed at February 1, 2003. The Company is in the process of finalizing the allocations of purchase price and is subject to refinement:

Current assets                                      4,940,343
Property, plant and equipment                         949,800
Investments in affiliates                          13,023,539
Intangible assets                                   4,868,861
Goodwill                                            2,673,733
Other assets                                        4,224,145
                                                  -----------
Total assets acquired                              30,680,421
                                                  -----------

Current liabilities                                 1,201,870
Long term debt and liabilities                      1,179,996
                                                  -----------
Total liabilities assumed                           2,381,866
                                                  -----------

Net assets acquired                               $28,298,555
                                                  ===========

The goodwill represents the excess of costs over fair value of assets of businesses acquired. Goodwill and any intangible assets acquired in a business combination accounted for using the purchase method and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. Intangible assets with useful lives are amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets".

The results of operations of the acquired companies are included in the consolidated statements of operations from February 1, 2003. Unaudited pro forma consolidated results of operations of Consolidated Water Co. Ltd., DesalCo Limited, DesalCo (Barbados) Limited, Ocean Conversion (Cayman) Limited, and an equity interest in Ocean Conversion (BVI) Ltd., had the companies been acquired at January 1, 2003 would be as follows:

                                              THREE MONTHS           THREE MONTHS
                                           ENDED MARCH 31,        ENDED MARCH 31,
                                                      2003                   2002
                                           ---------------        ---------------
Pro forma revenue                            $   4,450,629          $   4,591,160
Pro forma net income                         $   1,185,041          $   1,147,888
Pro forma earnings per share
    Basic                                    $        0.29          $        0.28
    Diluted                                  $        0.28          $        0.27

                          CONSOLIDATED WATER CO. LTD.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


4.       INVESTMENTS IN AFFILIATES

As part of the acquisition described in Note 3, the Company also acquired 50% of the outstanding voting common shares of Ocean Conversion (BVI) Ltd, 12.7% of the outstanding voting common shares of Waterfields Company Limited ("Waterfields") and 100% of the non-voting shares of Ocean Conversion (BVI) Ltd.

The Company's investment in Ocean Conversion (BVI) Ltd. is accounted for by the equity method. The investment in Waterfields has been recorded at cost.

On May 9, 2003, the Company sold 100% of its non-voting shares in Ocean Conversion (BVI) Ltd., to Sage Water Holdings (BVI), Ltd. for approximately $2.1 million. The Company acquired these shares as part of the transactions described above.

5.       SEGMENT INFORMATION

Due to the recent acquisitions, management changed the Company's internal organizational structure to effectively assimilate the business activities of the acquired companies. Consequently, management no longer considers it appropriate to report separate business segments based on geographical location. Under the Statements of Financial Accounting Standards 131, "Disclosure about Segments of an Enterprise and Related Information", management now considers;
(i) the operations to supply water to retail customers, (ii) the operations to supply water to bulk customers, and (iii) the provision of engineering and management services as separate business segments. Segmented financial information that was reported in previous periods for the Cayman Islands and the Bahamas has been reclassified to Retail Water, and financial information for Belize has been reclassified to Bulk Water. Services is a new business segment created as a result of the recent acquisition.

For purposes of segment information the accounts of Ocean Conversion (BVI) Ltd. have been proportionally consolidated into the Bulk water segment. An adjustment has been made in reconciling items to account for the investment under the equity method. Also included in reconciling items are corporate expenses including interest expense that do not relate to any specific operating segment.

                          CONSOLIDATED WATER CO. LTD.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


5.   SEGMENT INFORMATION (CONTINUED)


As at March 31 and for the three months then ended

                           Retail Water              Bulk Water          Services     Reconciling items           Total
                      ----------------------   ---------------------   -------------  -----------------  ----------------------
                         2003         2002       2003         2002      2003    2002     2003     2002      2003        2002
                      ----------  ----------   ---------   ---------   -------  ----  ---------   ----   ----------  ----------
Revenue                2,818,953   2,858,899   1,491,926     325,906   194,632   --     (486,786)  --     4,018,725   3,184,805
Cost of sales          1,219,878   1,421,687     914,628     244,765   117,692   --     (178,159)  --     2,074,039   1,666,452
Net income (loss)      1,010,119     880,694      84,667      45,806   (27,581)  --      (49,207)  --     1,017,998     926,500
Property, plant
and equipment         18,663,008  18,289,008   4,402,610   1,500,375    32,917   --   (2,036,361)  --    21,062,174  19,789,383

                           CONSOLIDATED WATER CO. LTD.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

6.       INTANGIBLE ASSETS

Effective February 1, 2003, the Company completed acquisitions of interests in companies described in Note 3 of these consolidated financial statements. The Company acquired the following identifiable intangible assets as part of these acquisitions:

(a) As part of the acquisition of DesalCo Limited the Company attributed $650,978 to intangible assets which represents the fair value of a Management Service Agreement dated December 4, 2000, under which DesalCo Limited provides management and engineering services to Ocean Conversion (BVI) Ltd. Management of the Company has determined the intangible has an indefinite life, and therefore is not being amortized.

(b) As part of the acquisition of DesalCo Limited the Company attributed $239,263 to intangible assets which represents the fair value of the DWEER(TM) Distribution Agreement between DesalCo Limited and DWEER Technology Limited dated September 24, 2002. Under this agreement DesalCo Limited was granted an exclusive right, within certain countries in the Caribbean, Central and South America, to distribute certain patented equipment, which can enhance the operational efficiency of reverse osmosis seawater desalination plants. The carrying amount of the DWEER(TM) Distribution Agreement is being amortized over the remaining term of the seven year agreement.

(c) As part of the acquisition of Ocean Conversion (Cayman) Limited the Company attributed $3,978,620 to intangible assets which represent the fair value of two Water Production and Supply Agreements between Ocean Conversion (Cayman) Limited and the Government of the Cayman Islands, dated April 25, 1994 and dated December 31, 2001. Under these agreements, Ocean Conversion (Cayman) Limited built reverse osmosis seawater desalination plants for the Government of the Cayman Islands. Ocean Conversion (Cayman) Limited operates the plants until the expiration of the agreement term, as extended, at which time the plant operations will be transferred to the Government of the Cayman Islands for no consideration. The carrying amount of the Water Production and Supply Agreements are being amortized over the remaining term of the agreements which are approximately 5 and 13 years, respectively.

7.       LONG TERM DEBT

As of March 31, 2003, the Company has drawn down $28,056,126 from the following Scotiabank facilities:

$20,000,000 seven-year term loan bearing interest at an annually adjusted floating rate of LIBOR plus 1.5% to 3%, depending on the ratio of the Company's consolidated debt to its consolidated earnings before interest, taxes and depreciation. The average interest rate for the three months ended March 31, 2003 was 4.08%. The current interest rate is 4.06%.

$8,056,126 six-month term loan bearing interest on the same basis as the seven-year term loan. The average interest rate for the three months ended March 31, 2003 was 4.08%. The present interest rate is 4.06%.

The Company has used the proceeds from these facilities to refinance its debt with Royal Bank of Canada and to finance its recent acquisitions.

Also at March 31, 2003 the Company had a $905,384 loan with the European Investment Bank bearing interest at 3.36%. This loan will be repaid in full on June 20, 2003 and has been classified as a current liability.

The Company is subject to certain restrictive covenants associated with its long term debt and is in compliance with all such covenants at March 31, 2003.

8.       EARNINGS PER SHARE

Basic earnings per common share ("EPS") is calculated by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. The computation of diluted EPS assumes the issuance of common shares for all dilutive-potential common shares outstanding during the reporting period. The dilutive effect of stock options is considered in earnings per common share calculations, if dilutive, using the treasury stock method.

The following summarizes information related to the computation of basic and diluted earnings per share for the three-month period ended March 31, 2003 and 2002.

                                                                                THREE MONTHS ENDED      THREE MONTHS ENDED
                                                                                         MARCH 31,               MARCH 31,
                                                                                              2003                    2002
                                                                                ------------------      ------------------
Net income, as reported                                                              $   1,017,998           $     926,500

Less:
Dividends declared and earnings attributable on preference shares
                                                                                            (2,362)                 (2,950)

Net income available to holders of ordinary shares in the determination
of basic earnings per ordinary share                                                 $   1,015,636           $     923,550
                                                                                     =============           =============

Weighted average number of ordinary shares in the determination of
basic earnings per ordinary share                                                        4,121,698               3,923,209

Plus:
Weighted average number of preference shares outstanding during the
period                                                                                      19,492                  25,195

Potential dilutive effect of unexercised options                                           110,005                 106,545
                                                                                     -------------           -------------

Weighted average number of shares used for determining diluted earnings
per ordinary share                                                                       4,251,195               4,054,949
                                                                                     =============           =============

9.       STOCK BASED COMPENSATION

The Company currently has various stock option plans and an employee stock purchase plans. The Company accounts for stock-based compensation plans for employees and directors using the intrinsic value method. Under this method, the Company records no compensation expense for stock options granted when the exercise price of options granted is equal to or greater than the fair market value of the Company's common stock on the date of grant.

The following table presents the effect on net income and earnings per share if the Company had applied a fair value recognition method:

                                                                            THREE MONTHS ENDED    THREE MONTHS ENDED
                                                                                     MARCH 31,             MARCH 31,
                                                                                          2003                  2002
                                                                            ------------------    ------------------
Net income, as reported                                                          $   1,017,998         $     926,500

Add:  Stock-based employee compensation expense included in reported
net income                                                                              27,870                29,700

Deduct:  Total stock-based compensation expense determined under fair
value based method for all awards                                                       (9,369)              (10,494)
                                                                                 -------------         -------------

Pro forma net income                                                             $   1,036,499         $     945,706
                                                                                 =============         =============

Earnings per share
   Basic - as reported                                                           $        0.25         $        0.24
                                                                                 =============         =============
   Basic - pro forma                                                             $        0.25         $        0.24
                                                                                 =============         =============

   Diluted - as reported                                                         $        0.24         $        0.23
                                                                                 =============         =============
   Diluted - pro forma                                                           $        0.24         $        0.23
                                                                                 =============         =============

10.      IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development, and/or normal use of the assets. The Company also records a corresponding asset that is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. The Company was required to adopt SFAS No. 143 on January 1, 2003. The Company adopted SFAS No. 143 early during the year ended December 31, 2002. The adoption did not have a material effect on the Company's consolidated financial statements.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statements No. 123". This Statement amends FASB Statement No. 123 "Accounting for Stock-Based Compensation", to provide alternative methods of transition for voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition the Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements. All of the disclosure modifications required for interim financial statements have been included in the notes to these condensed consolidated financial statements.

In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, "Consolidation of Variable Interest Entities". This interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interest in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. For public enterprises with a variable interest entity created before February 1, 2003 the Interpretation applies to that enterprise no later than the beginning of the first interim or annual reporting period beginning after June 15, 2003. The interpretation requires certain disclosures in financial statements issued after January 31, 2003 if it is reasonably possible that the Company will consolidate or disclose information about variable interest entities when the Interpretation becomes effective. The application of this Interpretation is not expected to have a material effect on the Company's financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RECENT ACQUISITIONS

Effective February 1, 2003, we acquired interests in five companies, which operate a total of seven plant facilities. Consideration for this acquisition was exchanged on February 7, 2003. These acquisitions increase our daily water production capacity in the Cayman Islands and the Commonwealth of the Bahamas and expand our geographic presence to include Barbados and the British Virgin Islands. As a result of these acquisitions, our daily capacity has more than tripled from approximately 2.9 to 10.9 million U.S. gallons per day. With one of these acquisitions, we obtained the exclusive right through 2009 to distribute the DWEER(TM) Energy Recovery System for use in reverse osmosis seawater desalination plants in the Caribbean basin. We believe the DWEER(TM) System gives us a distinct competitive advantage when bidding for new plant construction projects.

Financial results of the acquired businesses from February 1, 2003 have been included in the condensed consolidated financial statements in Item 1.

REVENUE

Revenue is comprised of retail water sales via pipeline to individual customers, bulk water sales to large commercial or municipal customers, and fees for management and engineering services.

EXPENSES

Expenses include the cost of sales ("direct expenses") and indirect, or general and administrative, expenses. Direct expenses include royalty payments to the Cayman Islands government; electricity and chemicals expenses; production equipment and facility depreciation costs; equipment maintenance expenses, operational staff costs and amortization of intangible assets. Indirect, or general and administrative, expenses consist primarily of salaries and employee benefits for administrative personnel, stock compensation expenses, office lease payments, depreciation on fixed assets used for administrative purposes and legal and professional fees. There are no income taxes in the Cayman Islands, and we are currently exempt from taxes in the British Virgin Islands and Belize. We may be liable for a business license fee in the Bahamas. We pay income tax in Barbados.

CRITICAL ACCOUNTING POLICIES

The preparation of our financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to trade accounts receivable, deferred expenditures, property, plant and equipment, intangible assets and goodwill. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. We believe the following critical accounting policies are the most important to the portrayal of our financial condition and results and require management's more significant judgments and estimates in the preparation of our consolidated financial statements.

Trade accounts receivable: We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Management continuously evaluates the collectibility of accounts receivable and records allowances for doubtful accounts based on estimates of the level of actual write-offs that might be experienced. These estimates are based on, among other things, comparisons of the relative age of accounts and consideration of actual write-off history.

Deferred expenditures: These costs were incurred in connection with the recent acquisitions and financing transactions. Costs relating to the acquisitions have been included as part of the purchase price allocation and we will seek to repay a portion of our existing debt with the net proceeds of our pending equity offering. If we do not proceed with an equity offering we may be required to expense the amounts relating to the financing transactions.

Intangible assets: Intangible assets with a determined useful life are amortized over their estimated useful lives and reviewed for impairment in accordance with SFAS No. 142. Management tests for impairment by evaluating the remaining useful life of an intangible asset that is being amortized each reporting period to determine whether events and circumstances warrant a revision to the remaining period of amortization. Impairment is tested based on projected discounted future cash flows using a discount rate reflecting our average cost of funds. If our estimated projections are greater than our actual results there may be an impairment that has not been reflected in the accounts. Intangible assets with indefinite useful lives are recorded at fair value and are not amortized. Management reevaluates the indefinite useful life of such intangible assets at each reporting period. In addition, intangible assets with indefinite lives are reviewed annually for impairment by comparing the fair value of the intangible asset with its carrying value.

Goodwill: We account for acquisitions under the purchase method using the accounting standards established in Statements of Financial Accounting Statements No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets". These rules require us to assess goodwill which arises from the acquisition under the purchase method for impairment at least annually or more frequently if certain indicators are present. These statements require estimates in both the purchase price allocation and the fair value of our reporting units. Impairment of goodwill is tested based on projected discounted future cash flows of our reporting units using a discount rate reflecting our average cost of funds.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2003 COMPARED TO THREE MONTHS ENDED MARCH 31, 2002

REVENUE

Total revenue increased by 26.2% from $3,184,805 to $4,018,725 for the three months ended March 31, 2003 when compared to the same three-month period in 2002.

Revenue from our retail water ("Retail") operations decreased by 1.4% from $2,858,899 to $2,818,953 for the three months ended March 31, 2003 when compared to the same three-month period in 2002. This decrease was due to slightly lower sales in our primary market in the Cayman Islands.

Revenue from our bulk water ("Bulk") operations increased by 208.4% from $325,906 to $1,005,140 for the three months ended March 31, 2003 when compared to the same three-month period in 2002. This increase was due to our recent acquisition of Ocean Conversion (Cayman) Limited.

Revenue from services (Services") increased from nil to $194,632 for the three months ended March 31, 2003 when compared to the same three-month period in 2002. This increase was due to our recent acquisition of DesalCo Limited and its wholly-owned subsidiary DesalCo (Barbados) Ltd.

OTHER INCOME (EXPENSES)

Total other income (expenses) changed by 147.5% from expense of $12,497 to income of $5,940 for the three months ended March 31, 2003 when compared to the same three-month period in 2002. This increase was due primarily to income and profit sharing from our equity investment in Ocean Conversion (BVI) Ltd. which was offset by the increased interest expense related to the loan interest and bank fees incurred in connection with our recent acquisitions. We expect loan interest costs to decrease when we complete our pending equity offering, the proceeds of which we intend to use to repay a portion of our debt. We are also amortizing our bridge financing fees over a period of six months at which time it will be fully amortized.

COST OF SALES

Total cost of sales increased by 24.5% from $1,666,452 to $2,074,039 for the three months ended March 31, 2003 when compared to the same three-month period in 2002 for the reasons explained below, while our total revenue increased by 26.2% for the same period.

Cost of sales of our Retail operations decreased by 14.2% from $1,421,687 to $1,219,878 for the three months ended March 31, 2003 when compared to the same three-month period in 2002, while our Retail revenue decreased by 1.4% for the same period. This decrease in cost of sales resulted primarily from the cancellation of the Governor's Harbour plant operating contract on February 7, 2003, which decreased our water purchase expense. Due to our recent acquisitions and cancellation of the Governor's Harbour plant operating contract, we expect our Retail cost of sales going forward to remain at this lower percentage of Retail revenues.

Cost of sales of our Bulk operations increased by 200.9% from $244,765 to $736,469 for the three months ended March 31, 2003 when compared to the same three-month period in 2002, while our Bulk revenue increased by 208.4% for the same period. This increase in cost of sales resulted almost entirely from the operating costs of our recent acquisition of Ocean Conversion (Cayman) Limited which included the amortization costs of the intangible assets that was recognized in conjunction with our recent acquisition of Ocean Conversion (Cayman) Limited. We generally sell water to our Bulk customers at a lower profit margin than to our Retail customers.

Cost of sales of our Services reporting segment were $117,692 for the three months ended March 31, 2003 and relate to our recent acquisition of DesalCo Limited and its wholly-owned subsidiary DesalCo (Barbados) Ltd. which included the amortization cost of the intangible asset that was recognized in conjunction with our recent acquisition of DesalCo Limited.

GROSS PROFIT

Overall gross profit margin increased from 47.7% to 48.4% for the three months ended March 31, 2003 when compared to the same three-month period in 2002, for the reasons explained below.

Gross profit margin for our Retail operations increased from 50.3% to 56.7% for the three months ended March 31, 2003 when compared to the same three-month period in 2002. The primary reason for this increase is that our Retail cost of sales decreased as a result of the cancellation of the Governor's Harbour plant operating contract.

Gross profit margin for our Bulk operations increased from 24.9% to 26.7% for the three months ended March 31, 2003 when compared to the same three-month period in 2002. The primary reason for this increase is the inclusion of Ocean Conversion (Cayman) Limited, which produced a higher gross profit margin than our other Bulk operation.

Gross profit margin for our Services reporting segment was 39.5% for the three months ended March 31, 2003.

GENERAL AND ADMINISTRATIVE EXPENSES

Total general and administrative expenses increased by 59.9% from $579,356 to $926,635 for the three months ended March 31, 2003 when compared to the same three-month period in 2002. General and administrative expenses were at 18.2% and 21.3% of total revenue for the three months ended March 31, 2002 and 2003, respectively.

General and administrative expenses for our Retail operations increased by 5.4% from $537,981 to $567,077 for the three months ended March 31, 2003 when compared to the same three-month period in 2002. This increase is comprised primarily of higher insurance and rent costs.

General and administrative expenses for our Bulk operations increased by 578.0% from $41,375 to $280,536 for the three months ended March 31, 2003 when compared to the same three-month period in 2002. This increase is almost entirely the result of the inclusion of the general and administrative expenses of Ocean Conversion (Cayman) Limited. We expect to reduce general and administrative expenses as we assimilate the administrative functions of our recent acquisitions.

General and administrative expenses for our Services reporting segment were $79,022 for the three months ended March 31, 2003. This is entirely the result of our recent acquisitions of DesalCo Limited and its wholly-owned subsidiary DesalCo (Barbados) Ltd. We expect to reduce general and administrative expenses as we assimilate the administrative functions of our recent acquisitions.

NET INCOME

Net income increased by 9.9% from $926,500 to $1,017,998 for the three months ended March 31, 2003 when compared to the same three-month period in 2002 as the result of factors explained above. We expect net income to increase when we have repaid the acquisition bridge financing from Scotiabank using the proceeds from our pending equity offering, and have fully amortized the bank fees related to this bridge financing.

DIVIDENDS

On January 31, 2003, we paid a dividend of $0.105 to shareholders of record on December 31, 2002, and on April 30, 2003, we paid a dividend of $0.105 to shareholders of record on March 31, 2003. We have consistently paid dividends to owners of our ordinary and redeemable preferred shares since we began declaring dividends in 1985. Our board of directors has established a policy, but not a binding obligation, that we will seek to maintain a dividend pay out ratio in the range of 50% to 60% of net income. While this policy is subject to modification by our board of directors, we expect to continue increasing our dividends, if our earnings grow. Our payment of any future cash dividends, however, will depend upon our earnings, financial condition, capital demand and other factors, including the condition in our new loan agreement effective February 7, 2003, with Scotiabank (Cayman Islands) Ltd. that dividends be paid only from current cash flows.

LIQUIDITY AND CAPITAL RESOURCES

OVERVIEW

Prior to our completion of the recent acquisitions, we generated cash primarily from our operations in the Cayman Islands, the Bahamas and Belize and, to a lesser extent, from the sale of our shares and through loans and credit facilities obtained from two banks. As a result of our recent acquisitions, we began to generate cash from our recently acquired operations in the Cayman Islands, the Bahamas and Barbados; and from our equity investment in the British Virgin Islands. Cash flow is affected by the timely receipt of customer payments, by operating expenses, the timeliness and adequacy of rate increases (excluding automatic adjustments to our rates for inflation and electricity costs), and various factors affecting tourism in the Cayman Islands, Belize, the British Virgin Islands, Barbados and the Bahamas, such as weather conditions and the economy. We use cash to fund our operations in the Cayman Islands, Belize, the British Virgin Islands, Barbados and the Bahamas, to fund capital projects, to expand our infrastructure, to pay dividends, to repay principal on our loans, to repurchase our shares when appropriate and to take advantage of new investment opportunities which expand our operations.

OPERATING ACTIVITIES

Cash generated from operating activities for the years ended March 31, 2002 and 2003 was $590,025 and $1,166,841, respectively. We generate cash through the utilization of our existing plants, equipment and resources in all segments of the business, minimization of water losses and operating efficiencies created by our management team. Through our recent acquisitions, we expect our revenues to approximately double. We believe that our administrative staff will be able to manage all our combined operations so that our indirect costs will not increase in proportion to water sales.

INVESTING ACTIVITIES

Cash used in investing activities during the three months ended March 31, 2002 and 2003 was $1,681,993 and $24,018,741, respectively. Cash in the amount of $23,955,837 was used for our recent acquisitions. During the same period in 2002, our investing activities consisted of expenditures for new property, plant and equipment, including $1,500,000 on the purchase of the Britannia reverse osmosis plant. We also continued to expand our water distribution system in the Cayman Islands by constructing additional pipelines to service new developments within our exclusive licensed area.

FINANCING ACTIVITIES

On February 7, 2003, we utilized a credit facility with Scotiabank (Cayman Islands) Ltd. in order to exchange consideration for our recent acquisitions and refinance our existing debt. Cash provided by financing activities for the three months ended March 31, 2002 and 2003 was $1,752,815 and $26,007,570,
respectively. During the three months ended March 31, 2003 our primary financing activity was to draw down $28,056,126 from our Scotiabank facilities from which we used $1,687,500 to repay our Royal Bank of Canada credit facility. We anticipate drawing down approximately $8,100,000 in additional funds to complete our acquisitions of Waterfields Company Limited. We intend to replace a portion of this debt with the proceeds of our pending equity offering. If we are unable to complete this offering by August 2003 we have the option of converting the bridge loan to a term loan and will continue to pay interest at our current level and incur additional bank fees. During the three months ended March 31, 2002, our primary financing activity was a draw down of our Royal Bank of Canada credit facility for an additional $1,500,000 in order to finance our investment in the Britannia reverse osmosis plant, plus an increase in our short-term bank indebtedness.

MATERIAL COMMITMENTS FOR CAPITAL EXPENDITURES AND CONTINGENCIES

At March 31, 2003, we had committed approximately $1,080,000 for capital expenditures for the purchase, construction and site preparation of two water storage tanks at our Governors Harbour plant. We intend to finance these projects using cash from operations.

On February 7, 2003, we entered into a loan agreement with Scotiabank (Cayman Islands) Ltd. to finance the recent acquisitions and refinance our existing debt. The facilities are comprised of the following:

         - $2 million revolving line of credit bearing interest at the floating base rate as established by Cayman Island Class A licensed banks from time to time. The present interest rate is 5.25%.

         - $20 million seven-year term loan bearing interest at an annually adjusted floating rate of LIBOR plus 1.5% to 3%, depending on the ratio of our consolidated debt to our consolidated earnings before interest, taxes and depreciation. The average interest rate for the three months ended March 31, 2003 was 4.08%. The current interest rate is 4.06%.

         - $17.1 million six-month term loan bearing interest on the same basis as the seven-year term loan. The average interest rate for the three months ended March 31, 2003 was 4.08%. The present interest rate is 4.06%.

We have used the proceeds from these facilities to refinance our debt with Royal Bank of Canada, for working capital and to finance our recent acquisitions.

The Company has committed to purchase an additional 13.5% equity interest in Waterfields Company Limited, a Bahamian company, from Bacardi and & Co. for approximately BAH$1.4 million. Completion of this purchase is subject to the fulfillment of certain conditions, including the receipt of government approvals and the commitment of holders of at least 51% of Waterfields' stock to sell their shares to the Company. In addition to the transaction with Bacardi, the Company also has an agreement to acquire an additional 64.7% of the shares of Waterfields Company Limited, as a price of BAH$690 per share, through a tender offer conducted outside of the United States to the remaining shareholders of Waterfields Company Limited. The completion of the tender offer is contingent on the completion of the Bacardi transaction and governmental approval. We expect to receive governmental approval and complete these transactions on or before May 30, 2003.

As of March 31, 2003, we have drawn down $28,056,126 from our Scotiabank facilities. We anticipate drawing down approximately $8,113,020 in additional funds to complete our acquisitions of Waterfields Company Limited. We intend to replace a portion of this debt with the proceeds of our share offering.

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

As part of our acquisition of our interests in Ocean Conversion (Cayman) Limited, with the approval of Scotiabank (Cayman Islands) Ltd., we have guaranteed the performance of Ocean Conversion (Cayman) Limited to the Cayman Islands government, pursuant to the water supply contract with the Water Authority-Cayman dated April 25, 1994 as amended.

As part of the acquisition of our interests in Ocean Conversion (Cayman) Limited, we agreed to indemnify the seller in respect of a guarantee given by the seller to the bank of N. T. Butterfield & Son Ltd. for 100% of the borrowings of Ocean Conversion (Cayman) Limited totaling US$2.4 million. We are in the process of refinancing Ocean Conversion (Cayman) Limited's loan with Scotiabank (Cayman Islands) Ltd. and we will guarantee 100% thereof.

As part of the acquisition of our interests in Ocean Conversion (BVI) Ltd., we agreed to indemnify the seller in respect of a guarantee given by the seller to the bank of N. T. Butterfield & Son Ltd. for 55% of the borrowings of Ocean Conversion (BVI) Ltd. totaling US$1.25 million. We are in the process of refinancing Ocean Conversion (BVI) Ltd's loan with Scotiabank (Cayman Islands) Ltd. and we will guarantee 50% thereof.

As a result of our pending acquisition of a controlling interest in Waterfields Company Limited, we will be required to provide a performance guarantee to the Water and Sewerage Corporation of the Bahamas in relation to the water supply contract between Waterfields Company Limited and the Water & Sewerage Corporation.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

CREDIT RISK

We are not exposed to significant credit risk on retail customer accounts in the Cayman Islands and Bimini, Bahamas, as our policy is to cease supply of water to customers whose accounts are more than 45 days overdue. Our main exposure to credit risk is from our bulk water sales customers in Belize, the British Virgin Islands, Barbados and the Cayman Islands.

INTEREST RATE RISK

As of March 31, 2003, we had loans outstanding of $905,384 from the European Investment Bank at fixed interest rate of 3.36%, and $28,056,126 from Scotiabank (Cayman Islands) Ltd., at an annually adjusted floating rate of LIBOR plus 1.5% to 3%, depending on the ratio of our consolidated debt to our consolidated earnings before interest, taxes and depreciation. We are subject to interest rate risk to the extent that LIBOR or Scotiabank (Cayman Islands) Ltd.'s prime lending rate changes.

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

Our management, including each of the Certifying Officers, does not expect that our disclosure controls or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the control. The design of any systems of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of these inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

                           PART II - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

On February 7, 2003 we issued 185,714 ordinary shares to a vendor as part of our acquisition of certain interests in Ocean Conversion (Cayman) Limited and Ocean Conversion (BVI) Ltd. The issuance of these shares was exempt from registration under Regulation S promulgated under the 1933 Act because the ordinary shares were offered and sold outside of the United States to non-US persons (as defined in Regulation S).

On March 5, 2003, we converted 826 shares of non-vested redeemable preferred stock for an equal number of ordinary shares under our Employee Share Incentive Plan. The issuance of the ordinary shares was exempt from registration under Regulation S promulgated under the Securities Act of 1933 (the "1933 Act") because the ordinary shares were issued outside of the United States to non-U.S. persons (as defined in Regulation S) upon conversion of the redeemable preferred stock.

On March 4, 2003, we issued 60,000 ordinary shares to one of our directors, pursuant to the exercise of stock options. The aggregate exercise price of the option was $537,600. The issuance of the shares was exempt from registration under Rule 506 of Regulation D promulgated under the Securities Act of 1933 because the shares were issued to one of our directors who has knowledge of all material information relating to us. Proceeds of the transaction were used for general corporate purposes.

ITEM 5.  OTHER INFORMATION

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, our chief executive officer and our chief financial officer have provided certain certifications without any qualifications to the Securities and Exchange Commission. These certifications accompanied this report when filed with the Securities and Exchange Commission.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         Exhibit
         Number            Exhibit Description
         -------           -------------------
         99.1              Section 906 Certification of Chief Executive Officer of the Company

         99.2              Section 906 Certification of Chief Financial Officer of the Company

(b)      Reports on Form 8-K

         A Current Report on Form 8-K was filed with the Securities and Exchange Commission ("SEC") on February 13, 2003 by the Company reporting the recent acquisitions described herein under Item 2. Acquisition or Disposition of Assets. The financial statements and pro forma financial information relating thereto were filed with the SEC by the Company on April 25, 2003 in an amendment to the Form 8-K under Item 7. Financial Statements and Exhibits.

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

Dated: May 15, 2003

           CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED
            PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

         In connection with the Quarterly Report of Consolidated Water Co. Ltd. (the "Company") on Form 10-Q for the quarter ended March 31, 2003, as filed with the Securities and Exchange Commission on the date hereof, I, Jeffrey M. Parker, the Chief Executive Officer of the Company, certify, pursuant to and for purposes of 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, that:

         1. I have reviewed this quarterly report on Form 10-Q of the Company;

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

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003



                                                  By:/s/ Jeffrey M. Parker
                                                  Name: Jeffrey M. Parker
                                                  Title: Chief Executive Officer

           CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED
            PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

         In connection with the Quarterly Report of Consolidated Water Co. Ltd. (the "Company") on Form 10-Q for the quarter ended March 31, 2003, as filed with the Securities and Exchange Commission on the date hereof, I, Frederick McTaggart, the Chief Financial Officer of the Company, certify, pursuant to and for purposes of 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, that:

         1. I have reviewed this quarterly report on Form 10-Q of the Company;

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

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003



                                                  By:/s/ Frederick McTaggart
                                                  Name: Frederick McTaggart
                                                  Title: Chief Financial Officer