Form 10-K/A
period 2002-12-31
CONSOLIDATED WATER CO LTD
filed 2003-06-12
CIK 928340

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K/A
(Amendment No. 1)

     (Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

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

ORDINARY SHARES, PAR VALUE CI$1.00

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this 10-K or any amendments to this Form 10-K. [Not Applicable]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act. Yes ☐ No ☒

The aggregate market value of common stock held by non-affiliates of the registrant, based on the closing sales price for the registrant’s ordinary shares, as reported on the Nasdaq National Market on June 9, 2003, was $47,184,689.

As at June 2, 2003, there were 4,275,568 shares of the registrant’s ordinary shares outstanding.

CONSOLIDATED WATER CO. LTD.
2002 FORM 10-K/A ANNUAL REPORT

Explanatory Note

This annual report on Form 10-K/A is being filed to amend Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Item 8. “Financial Statements and Supplementary Data.” and Item 14. “Disclosure Controls and Procedures.” Accordingly, pursuant to Rule 12b-15 under the Securities Act of 1934, as amended, this Form 10-K/A contains the complete text of Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Item 8. “Financial Statements and Supplementary Data.” and Item 14. “Disclosure Controls and Procedures” as amended.

i

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Operations Before and After Recent Acquisitions

Operations Before Recent Acquisitions			Operations After Recent Acquisitions

Location	Plants	Capacity*	Location	Plants	Capacity*

Cayman Islands	3	2.4	Cayman Islands	6	5.3
Bahamas	1	0.1	Bahamas	2	2.7
Belize	1	0.4	Belize	1	0.4
			Barbados	1	1.3
			British Virgin Islands	1	1.2
Total	5	2.9	Total	11	10.9

*	Million U.S. gallons of water per day.

Cayman Islands

      We have been operating our business on Grand Cayman Island since 1973 and have been using RO technology to convert seawater to potable water since 1989. There is a limited natural supply of fresh water on the Cayman Islands. We currently have an exclusive license from the Cayman Islands government to process potable water from seawater and then sell and distribute that water by pipeline to Seven Mile Beach and West Bay, Grand Cayman. Prior to our acquisition of Ocean Conversion (Cayman) Limited, our Cayman Islands operations consisted of three reverse osmosis seawater conversion plants in Grand Cayman: the Governor’s Harbour plant, the West Bay plant and the Britannia plant. The combined capacity of these plants is 2.4 million U.S. gallons per day. Our pipeline system in the Cayman Islands covers the Seven Mile Beach and West Bay areas of Grand Cayman and consists of approximately 65 miles of polyvinyl chloride pipe. Sales in Grand Cayman are made within our licensed area to approximately 3,100 customers. During 2002, we supplied approximately 523 million U.S. gallons of water in Grand Cayman.

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

      DesalCo Limited provides management, engineering and construction services for desalination projects and is the exclusive agent for sales of DWEER™ energy recovery systems for desalination plants in the Caribbean basin for the next seven years. DesalCo Limited, which is recognized by suppliers as an original equipment manufacturer, also acts as the purchasing agent for all companies affiliated with our company. DesalCo Limited’s revenues were $3.4  million for the year ended December 31, 2002.

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

British Virgin Islands

      We recently entered the market in the British Virgin Islands when our wholly-owned subsidiary, DesalCo Limited acquired operational control and shared management control of Ocean Conversion (BVI) Ltd., which produces potable water from one reverse osmosis seawater conversion plant in Tortola, British Virgin Islands. The plant has a total installed capacity of 1.2 million U.S. gallons per day. Ocean Conversion (BVI) Ltd. provides water on a take or pay basis to the Department of Water and Sewerage of the Ministry of Communications and Works under an agreement with the Government of the British Virgin Islands. Ocean Conversion (BVI) Ltd.’s revenues were $5.4 million for the year ended December 31, 2002.

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

	2002	2001	2000	1999	1998

		(in thousands of U.S. gallons)
First Quarter	140,808	119,115	125,869	107,031	109,255
Second Quarter	145,392	129,305	117,766	113,007	108,334
Third Quarter	118,687	118,733	100,259	90,888	90,950
Fourth Quarter	118,108	106,985	107,404	90,421	92,011

Total	522,995	474,138	451,298	401,347	400,550

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

      The table below lists the total volume of water we supplied to BWSL on a quarterly basis for the three years ended December 31, 2002:

	2002	2001	2000

	(in thousands of U.S. gallons)
First Quarter	24,751	24,589	17,455	*
Second Quarter	30,206	26,519	20,928	*
Third Quarter	30,028	21,404	19,507
Fourth Quarter	27,552	21,266	19,624

Total	112,537	93,778	77,514

*	Sales made pre-acquisition by Seatec Belize Ltd. Used only for comparison purposes.

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

      The table below lists the total volume of water we supplied to South Bimini International Ltd. on a quarterly basis for the year ended December 31, 2002 and the six month period ended December 31, 2001:

	2002	2001

	(in thousands of U.S. gallons)
First Quarter	751	—
Second Quarter	1,096	—
Third Quarter	1,514	449
Fourth Quarter	1,123	551

Total	4,484	1,000

Critical Accounting Policies

      The preparation of our financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to trade accounts receivable, deferred expenditures, property, plant and equipment and intangible assets. Our company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies are the most important to the portrayal of our financial condition and results and require management’s more significant judgments and estimates in the preparation of our company’s consolidated financial statements.

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

Expenses

      Expenses include the cost of water sales (“direct expenses”) and our indirect, or general and administrative expenses. Direct expenses include royalty payments to the Cayman Islands government; electricity and chemical expenses; payments to Ocean Conversion (Cayman) Limited relating to the operation of the Governor’s Harbour plant; production equipment and facility depreciation costs; equipment maintenance and expenses and operational staff costs. Indirect, or general and administrative, expenses consist primarily of salaries and employee benefits for administrative personnel, stock compensation expenses, office lease payments, depreciation on fixed assets used for administrative purposes, legal and professional fees and financing costs. There are no income taxes in the Cayman Islands and we are currently exempt from taxes in Belize. We may be liable for gross revenue tax in the Bahamas as disclosed in Part I, Item 1, under our discussion of our Bahamas operations.

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

      Our Belize operation increased cost of water sales by $144,334 for the year ended December 31, 2002, which is an increase of 20.1%, compared to a 19.5% increase in water sales revenue over the prior year and represents 18.7% of the total increase in cost of water sales. During the year ended December 31, 2002, we completed rebuilding the second diesel engine, in accordance with the engine manufacturer’s preventive maintenance recommendations, which increased our cost of water sales. Also increasing our cost of water sales in 2002 were additional repairs and maintenance on the existing reverse osmosis equipment. During the year ended December 31, 2002, we also settled various claims for compensation made by our customer in Belize in March 2002. These claims were the result of our equipment failures that occurred in August and September 2001 and a minor miscalculation in the annual inflation adjustment formula in our contract. The miscalculation dated back to November 1995, which was prior to our acquisition of Belize Water Limited, and upon correction, reduced our unit rate for water to our customer by $0.09 per 1,000 U.S. gallons.

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

Reassessment of Useful Economic Lives of Property, Plant and Equipment

      During the year ended December 31, 2001, we carried out an extensive engineering analysis of our potable water production and distribution equipment in Grand Cayman. As a result of the analysis, management reassessed the useful economic lives of certain assets. The reassessment resulted in reduced depreciation of $197,472, or $0.05 per share on a basic and fully diluted basis for the year ended December 31, 2001. The assets affected and the basis for management’s decisions are described below:

Seven Mile Beach Distribution System

      During 2001, we revised our master distribution plan that was originally set out in 1997. In doing so, we determined that a previously planned relocation of our Governor’s Harbour reverse osmosis plant was no longer advantageous. Therefore, the removal and relaying of pipeline to the service area in conjunction with this relocation was no longer needed. Furthermore, we determined that certain planned pipeline replacements were not necessary. Finally, the government revised its plans for significant road improvements in the service area, therefore, alleviating anticipated major changes to our Seven Mile Beach distribution system.

      As a result of the above plan reassessments, we concluded that a pipeline with the characteristics of our Seven Mile Beach Distribution System would have a useful economic life of 40 years. We, therefore, extended the useful economic life of this system from 20 to 40 years. Fourteen years have elapsed to date.

Governor’s Harbour Vapor Compression (“VC”) Building

      As discussed above, we previously planned to relocate our Governor’s Harbour plant, which would have resulted in the removal of the VC building in which it was housed. When we determined that the plant should remain in its current location in 2001, we reassessed the building’s useful life. Giving consideration to our plans to use the building in the future, the high-quality construction and foundation of the building, as well as the fact that it accommodates large high-pressure pumps for the plant, we concluded that the building had a remaining useful economic life of 20 years from 2001. Two years have elapsed since this useful economic life was determined.

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

Vermeer Trencher

      We own a Vermeer trencher to construct water distribution pipelines within our franchise area. As discussed above, we originally planned to make major changes to our distribution system as a result of a proposed relocation of our Governor’s Harbour plant and significant road improvements planned by the government. These projects would have required heavy utilization of this asset. Given the changes in plans identified above and the minor projects for which the trencher will be required, we reassessed the useful economic life to be 20 years. Four years have elapsed to date.

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

Operating Activities

      Cash generated from operating activities for the years ended December 31, 2001 and 2002 was $4,364,447 and $4,115,090, respectively. We generate cash through the utilization of our existing plants, equipment and resources in all segments of the business, minimization of water losses and operating efficiencies created by our management team. Through our recent acquisitions, we expect our water sales to approximately double. In addition, we believe that our administrative staff will be able to manage all our combined operations so that our indirect costs will not increase in proportion to water sales. In our Bahamas operations, we experienced positive operating cash flow of $14,397 for the year ended December 31, 2002.

      Cash generated from operating activities for the years ended December 31, 2000 and 2001 was $3,874,453 and $4,364,447, respectively. The negative operating cash flow in the Bahamas operation for the year ended December 31, 2001 was $24,590.

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

Financing Activities

      On February 7, 2003, we utilized a credit facility with Scotiabank (Cayman Islands) Ltd. in order to complete our recent acquisitions and refinance our existing debt. Cash used in financing activities for the years ended December 31, 2001 and 2002 was $2,194,601 and $494,509, respectively. During the year ended December 31, 2002, our primary financing activity was a draw down of our Royal Bank of Canada credit facility for an additional $1,500,000 in order to finance the investment in the Britannia reverse osmosis plant, plus an increase in our short-term bank indebtedness. We also had proceeds from an issuance of ordinary shares to certain directors and officers who exercised stock options. These were offset by the payment of our quarterly dividends and principal payments on our term loans.

      Cash generated from financing activities for the year ended December 31, 2000 was $2,622,976, compared to cash used of $2,194,601 for the year ended December 31, 2001. During 2001, the primary financing activity was the payment of four interim quarterly dividends totaling $0.40 per share. This was offset by proceeds from a draw down on our credit facility, in order to fund the Bahamas development and the exercise of stock options. During the same period in 2000, we received $4,962,731, net of share issue costs, from a public issuance of ordinary shares, which was primarily used for the purchase of the Belize subsidiary. These cash amounts were offset by the payment of four interim quarterly dividends in 2000 totaling $0.34 per share and the repayment of both short-term and long-term debt, including the balance due on the Governor’s Harbour plant purchase pursuant to our agreement with Ocean Conversion (Cayman) Limited.

      During the year ended December 31, 2002, we repurchased 2,184 ordinary shares from a long-term employee at an average price of $15.05 and 702 redeemable preference shares from a former employee at an average price of $5.47. During the year ended December 31, 2001, we repurchased 25,000 ordinary shares under a stock repurchase program at an average price of $10.86. During the year ended December 31, 2000, we repurchased 79,100 ordinary shares at $6.25 per share from a shareholder whose assets were being liquidated. All of the shares repurchased were cancelled in accordance with Cayman Islands’ law.

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

      On February 7, 2003, we entered into a loan agreement with Scotiabank (Cayman Islands) Ltd. to finance the recent acquisitions and refinance our existing debt. The facilities are comprised of the following:

•	$2 million revolving line of credit bearing interest at the floating base rate as established by Cayman Island Class A licensed banks from time to time. The present interest rate is 5.25%

•	$20 million seven-year term loan bearing interest at an annually adjusted floating rate of LIBOR plus 1.5% to 3%, depending on the ratio of our consolidated debt to our consolidated earnings before interest, taxes and depreciation. The present interest rate is 4.08%.

•	$17.1 million six-month term loan bearing interest on the same basis as the seven-year term loan. The present interest rate is 4.08%.

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

      The British Virgin Islands’ currency is United States dollars.

Item 8.     Financial Statements and Supplementary Data

CONSOLIDATED WATER CO. LTD.

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Stockholders

Consolidated Water Co. Ltd

      We have audited the accompanying consolidated balance sheets of Consolidated Water Co. Ltd. and subsidiaries (the “Company”) as of December 31, 2002 and 2001, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

/s/ KPMG Chartered Accountants

George Town, Cayman Islands

March 18, 2003 except for notes 2, 8 and 21
which are dated June 11, 2003

CONSOLIDATED WATER CO. LTD.

CONSOLIDATED BALANCE SHEETS

(Expressed in United States dollars)

	December 31,

	2002	2001

ASSETS
Current assets
Cash and cash equivalents (Note 3)	$568,304	$516,446
Accounts receivable (Note 4)	1,406,947	1,323,156
Inventory	388,131	319,511
Prepaid expenses and other assets	370,429	319,900
Deferred expenditures (Note 21)	887,856	—

Total current assets	3,621,667	2,479,013
Property, plant and equipment (Note 5)	20,253,646	18,414,935
Intangible asset (Note 6)	1,619,874	1,814,780
Investment	12,450	12,450

Total assets	$25,507,637	$22,721,178

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Dividends payable (Note 7)	508,444	499,383
Accounts payable and other liabilities	1,143,850	1,087,470
Current portion of long term debt (Note 8)	518,275	355,840

Total current liabilities	2,170,569	1,942,693
Long term debt (Note 8)	2,074,609	1,213,804
Security deposits	100,959	52,763
Advances in aid of construction	35,276	37,494

Total liabilities	4,381,413	3,246,754

Stockholders’ equity
Redeemable preferred stock, $1.20 par value. Authorized 100,000 shares; issued and outstanding 19,740 shares in 2002 and 25,195 shares in 2001	23,688	30,234
Class A common stock, $1.20 par value. Authorized 9,870,000 shares; issued and outstanding 3,993,419 shares in 2002 and 3,920,064 shares in 2001	4,792,103	4,704,077
Class B common stock, $1.20 par value. Authorized 30,000 shares; issued and outstanding nil shares for 2002 and nil shares for 2001	—	—
Additional paid-in capital	7,779,236	7,107,077
Retained earnings	8,531,197	7,633,036

Total stockholders’ equity	21,126,224	19,474,424

Commitments (Note 14)
Total liabilities and stockholders’ equity	$25,507,637	$22,721,178

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED WATER CO. LTD.

CONSOLIDATED STATEMENTS OF INCOME

(Expressed in United States dollars)

	For the Year Ended December 31,

	2002	2001	2000

Water sales	$11,910,720	$11,026,923	$9,576,959
Cost of water sales (Note 10)	(6,882,177)	(6,109,117)	(5,423,297)

Gross profit	5,028,543	4,917,806	4,153,662
Indirect expenses (Note 10)	(2,747,990)	(2,600,016)	(2,197,569)

Income from operations	2,280,553	2,317,790	1,956,093

Other income
Interest income	14,711	28,584	32,314
Other income	281,046	418,199	416,413

	295,757	446,783	448,727

Net income	$2,576,310	$2,764,573	$2,404,820

Basic earnings per share (Note 11)	$0.65	$0.71	$0.68

Diluted earnings per share (Note 11)	$0.63	$0.69	$0.67

Weighted average number of common shares used in the determination of:
Basic earnings per share (Note 11)	3,969,861	3,897,969	3,532,501

Diluted earnings per share (Note 11)	4,087,532	3,999,691	3,616,271

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED WATER CO. LTD.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For Each of the Three Years in the Period Ended December 31, 2002
(Expressed in United States dollars)

	Redeemable Preferred
	Stock		Common Stock		Additional		Total
					Paid-in	Retained	Stockholders’
	Shares	Dollars	Shares	Dollars	Capital	Earnings	Equity

Balance at December 31, 1999	41,058	$49,270	3,051,715	$3,662,058	$3,103,413	$5,301,564	$12,116,305
Public offering of ordinary shares, $7.05, net of issue costs	—	—	773,000	927,600	4,035,131		4,962,731
Issue of share capital	3,415	4,098	106,890	128,269	243,738	—	376,105
Conversion of preferred shares	(10,639)	(12,767)	10,639	12,767	—	—	—
Redemption of preferred shares	(200)	(240)	—	—	—	—	(240)
Repurchase and cancellation of ordinary shares	—	—	(79,100)	(94,920)	(399,455)	—	(494,375)
Net income	—	—	—	—	—	2,404,820	2,404,820
Dividends declared	—	—	—	—	—	(1,262,675)	(1,262,675)
Issue of options and share grants	—	—	—	—	124,772	—	124,772

Balance at December 31, 2000	33,634	$40,361	3,863,144	$4,635,774	$7,107,599	$6,443,709	$18,227,443
Issue of share capital	5,821	6,985	67,860	81,431	71,474	—	159,890
Conversion of preferred shares	(14,260)	(17,112)	14,260	17,112	—	—	—
Repurchase and cancellation of ordinary shares	—	—	(25,200)	(30,240)	(241,595)	—	(271,835)
Net income	—	—	—	—	—	2,764,573	2,764,573
Dividends declared	—	—	—	—	—	(1,575,246)	(1,575,246)
Issue of options and share grants	—	—	—	—	169,599	—	169,599

Balance at December 31, 2001	25,195	$30,234	3,920,064	$4,704,077	$7,107,077	$7,633,036	$19,474,424
Issue of share capital	3,330	3,996	67,456	80,947	262,909	—	347,852
Conversion of preferred shares	(8,083)	(9,700)	8,083	9,700	—	—	—
Redemption of preferred shares	(702)	(842)	—	—	(2,999)	—	(3,841)
Repurchase and cancellation of ordinary shares	—	—	(2,184)	(2,621)	(30,248)	—	(32,869)
Net income	—	—	—	—	—	2,576,310	2,576,310
Dividends declared	—	—	—	—	—	(1,678,149)	(1,678,149)
Issue of options and share grants	—	—	—	—	442,497	—	442,497

Balance at December 31, 2002	19,740	$23,688	3,993,419	$4,792,103	$7,779,236	$8,531,197	$21,126,224

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED WATER CO. LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in United States dollars)

	For the Year Ended December 31,

	2002	2001	2000

Net income	$2,576,310	$2,764,573	$2,404,820
Adjustments to reconcile net income to net cash
Depreciation	1,269,126	1,113,041	1,071,455
Amortization of intangible asset	194,906	193,703	64,979
Stock compensation on share grants	175,330	289,174	51,579
Loss on sale of fixed assets	—	7,702	—
(Increase) decrease in accounts receivable	(83,791)	165,573	(56,259)
(Increase) decrease in inventory	(68,620)	(165,278)	20,043
(Increase) decrease in prepaid expenses and other assets	(50,529)	(20,401)	1,647
Increase in accounts payable and other liabilities	56,380	19,956	320,183
Increase in security deposits	48,196	—	—
Decrease in advances in aid of construction	(2,218)	(3,596)	(3,994)

Net cash provided by operating activities	4,115,090	4,364,447	3,874,453

Cash flows from investing activities
Deferred expenditures	(460,886)	—	—
Purchase of property, plant and equipment	(3,107,837)	(1,892,147)	(2,301,759)
Proceeds from sale of property, plant and equipment	—	360	—
Purchase of investment	—	(12,450)	—
Purchase of subsidiary, net of cash acquired	—	—	(3,966,979)

Net cash used in investing activities	(3,568,723)	(1,904,237)	(6,268,738)

Cash flows from financing activities
Deferred expenditures	(426,970)	—	—
Dividends paid	(1,669,088)	(1,477,828)	(1,127,295)
Proceeds from credit facility	1,500,000	500,000	—
Principal repayments of long term debt	(476,760)	(281,922)	(885,355)
Net proceeds from issuance of stock	615,019	40,075	5,417,204
Payment to acquire common stock	(32,869)	(271,595)	(494,375)
Payment to acquire redeemable preferred shares	(3,841)	—	—
(Decrease) increase in bank overdraft	—	(703,331)	32,938
Principal payments under water purchase agreement	—	—	(320,141)

Net cash (used in) provided by financing activities	(494,509)	(2,194,601)	2,622,976

Net increase in cash and cash equivalents	51,858	265,609	228,691
Cash and cash equivalents at beginning of year	516,446	250,837	22,146

Cash and cash equivalents at end of year	$568,304	$516,446	$250,837

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED WATER CO. LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Principal Activity

      Consolidated Water Co. Ltd. and its wholly-owned subsidiaries (together the “Company”) use reverse osmosis technology to produce fresh water from seawater. The Company processes and supplies water to its customers in Grand Cayman, Cayman Islands; Ambergris Caye, Belize; and South Bimini, Bahamas. The Company’s exclusive license in Grand Cayman allows it to process and supply water to certain areas of Grand Cayman for a period of twenty years from July 11, 1990 in addition to having a right of first refusal on the extension or renewal thereof. The Company has a contract with Belize Water Services Ltd. (“BWSL”) of Belize, formally known as Water and Sewerage Authority of Belize, to supply water to BWSL in Ambergris Caye expiring in 2011. At the expiry of the contract, BWSL may at its option extend the term of the agreement or purchase the plant outright. In addition, on July 11, 2001 the Company commenced supplying water under a ten year agreement to South Bimini International Ltd., a Bahamian company that owns and operates resort properties on South Bimini Island, Bahamas. The base price of water supplied by the Company, and adjustments thereto, are generally determined by the terms of the license and contracts, which provide for adjustments based upon the movement in the government price indices specified in the license and contracts respectively, as well as monthly adjustments for changes in the cost of energy.

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

      The Company’s significant accounting policies are:

      Basis of consolidation: The consolidated financial statements include the accounts of the Company’s wholly-owned subsidiaries Belize Water Limited, Hurricane Hide-A-Way Ltd. and Cayman Water Company Limited. The operating results of Belize Water Limited have been included in the financial statements since the date of the acquisition being July 21, 2000. All inter-company balances and transactions have been eliminated. There are no operating results for Hurricane Hide-A-Way Ltd. and Cayman Water Company Limited as these companies have been dormant since inception and have no assets and liabilities.

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

      Trade accounts receivable: Trade accounts receivable are recorded at invoiced amounts based on meter readings. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable balance. The Company determines the allowance for doubtful accounts based on historical write-off experience and monthly review of delinquent accounts. Past

CONSOLIDATED WATER CO. LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.     Accounting Policies — (continued)

due balances are reviewed individually for collectibility and disconnection. Account balances are charged off against the allowance for doubtful accounts after all means of collection have been exhausted and the potential for recovery is considered by management to be remote.

      Inventory: Inventory primarily includes replacement spares and parts that are valued at the lower of cost and net realizable value on a first-in, first-out basis. Inventory also includes potable water held in the Company’s reservoirs. The value of the water inventory is the lower of the average cost of producing and purchasing water during the year and net realizable value.

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

      Property, plant and equipment: Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation is calculated using a straight line method with an allowance for estimated residual values. Rates are determined based on the estimated useful lives of the assets as follows:

Buildings	5 to 40 years
Plant and equipment	4 to 25 years
Distribution system	3 to 40 years
Office furniture, fixtures and equipment	3 to 10 years
Vehicles	3 to 10 years
Leasehold improvements	Shorter of 5 years and operating lease term outstanding
Lab Equipment	3 to 10 years

      Additions to property, plant and equipment are comprised of the cost of the contracted services, direct labour and materials. Assets under construction are recorded as additions to property, plant and equipment upon completion of the projects. Depreciation commences in the month of addition.

      During the year ended December 31, 2001, the Company carried out an extensive engineering analysis of its potable water production and distribution equipment in Grand Cayman. The Company’s analysis concluded that certain assets would not need to be replaced or relocated as early as previously planned. As a result of these circumstances, management considered it appropriate to reassess the estimated useful economic life of these assets. The reassessment of the useful economic lives of these assets resulted in decreased depreciation expense on an annual basis in the amount of $197,472, which increased basic and fully diluted earnings per share by $0.05 for the year ended December 31, 2001.

      Intangible asset: The Company adopted the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets”, as of January 1, 2002. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets”. The adoption of SFAS No. 142 had no impact on the Company’s consolidated financial statements.

      Prior to the adoption of SFAS No. 142, the intangible asset recorded by the Company was amortized on a straight-line over the remaining period of the contract. The impairment of the intangible asset, if any, was measured based on projected discounted future operating cash flows using a discount rate reflecting the Company’s average cost of funds.

CONSOLIDATED WATER CO. LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.     Accounting Policies — (continued)

      Investment: Investments are recorded at cost. The Company recognizes an impairment loss on declines in value that are other than temporary.

      Security deposits: Security deposits are received from large customers as security for trade receivables.

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

      Shares repurchased: Under Cayman Islands law, ordinary shares repurchased must be cancelled upon redemption. The Company’s issued share capital is reduced by the par value of those shares, with the difference being adjusted to additional paid in capital.

      Stock and stock option incentive plans: The Company issues stock under incentive plans that form part of employees and non-executive Directors’ remuneration and grants options to purchase ordinary shares as part of remuneration for certain long-serving employees and the executive officers.

      The Company applies the intrinsic-value-based method of accounting prescribed by APB Opinion No. 25 “Accounting for Stock Issued to Employees”, and related interpretations to account for its fixed-plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. SFAS No. 123 “Accounting for Stock-Based Compensation” established accounting and disclosure requirements using a fair-valued-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company continues to apply the intrinsic-value method of accounting described above and has adopted the disclosure requirements of SFAS No. 123. The following table illustrates the effect on net income if the fair-value-based method has been applied to all outstanding and unvested awards in each period.

	2002	2001	2000

Net income, as reported	$2,576,310	$2,764,573	$2,404,820
Add stock-based employee compensation expense included in reporting net income	442,497	169,599	124,772
Deduct total stock-based employee compensation expense determined under fair-value-based method for all rewards	(622,702)	(645,290)	(417,837)

Pro forma net income	$2,396,105	$2,288,882	$2,111,755

Earnings per share:
Basic — as reported	$0.65	$0.71	$0.68
Basic — pro forma	$0.60	$0.59	$0.59
Diluted — as reported	$0.63	$0.69	$0.67
Diluted — pro forma	$0.58	$0.57	$0.58

      The cost of stock options granted to employees is recorded in stockholders’ equity and is expensed to the consolidated statements of income based on the vesting period of the options. On exercise of options, proceeds up to the par value of the stock issued are credited to ordinary share capital; any proceeds in excess of the par value of the stock issued are credited to additional paid in capital in the period in which the options are exercised.

CONSOLIDATED WATER CO. LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.     Accounting Policies — (continued)

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

      Reclassifications: The Company has included amounts accrued under the non-executive Directors’ share plan and directors and senior management stock compensation plans in stockholders’ equity. In prior years, these amounts had been recorded as a current liability, however, management determined it more appropriate to reflect these amounts in stockholders’ equity based on the nature of the amounts and the related plans. The effect of this reclassification was an increase in stockholders’ equity and a decrease in current liabilities of $424,841 and $210,324 at December 31, 2002 and 2001, respectively. There is no impact on earnings per share since the Company had always included these amounts in the statements of operations and its determination of earnings per share.

      Certain of prior year’s figures have been reclassed to conform to the current year’s presentation.

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

5.     Property, Plant and Equipment

	December 31,

	2002	2001

Cost:
Land	$475,679	$475,679
Buildings	2,211,200	2,147,417
Plant and equipment	11,288,460	9,531,739
Distribution system	13,237,043	13,007,223
Office furniture, fixtures and equipment	715,539	675,450
Vehicles	607,230	580,213
Leasehold improvements	39,480	39,480
Lab equipment	41,035	37,909
Assets under construction	1,202,058	284,906

	29,817,724	26,780,016
Accumulated depreciation	(9,564,078)	(8,365,081)

Net book value	$20,253,646	$18,414,935

      At December 31, 2002, the Company had outstanding capital commitments of $1,080,000 (2001: $1,620,000). It is the Company’s policy to maintain adequate insurance for loss or damage to all fixed assets that in management’s assessment may be susceptible to loss. The Company does not insure the costs of its underground distribution system which total $9,806,663 (2001: $9,471,931) or plant and equipment insured by third parties with a total cost of $3,633,997 (2001: $3,633,997).

CONSOLIDATED WATER CO. LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.     Intangible Asset

      On July 21, 2000, the Company acquired all of the issued and outstanding capital stock of Seatec Belize Ltd., a company organized under the laws of Belize, for a total purchase price, less cash and cash equivalents acquired, of $3,966,979. Of this amount, $2,073,462 was attributed to the water purveyor contract (the “contract”) that the acquired company had with Belize Water Services Ltd. Seatec Belize Ltd., now renamed Belize Water Limited, owns and operates a reverse osmosis plant in Ambergris Caye, Belize. This acquisition was accounted for by the purchase method and the intangible asset is being amortized on a straight line basis over the remaining period of the contract, which expires in April 2011.

	December 31,

	2002	2001

Intangible asset	$2,073,462	$2,073,462
Accumulated amortisation	(453,588)	(258,682)

Net book value	$1,619,874	$1,814,780

      Amortization for each of the next five years is estimated to be $195,000 per year.

7.     Dividends

      Quarterly interim dividends were declared in respect of Class A common stock and preference shares as follows:

	2002	2001	2000

March 31	$0.105	$0.10	$0.08
June 30	$0.105	$0.10	$0.08
September 30	$0.105	$0.10	$0.08
December 31	$0.105	$0.10	$0.10

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

8.     Long Term Debt

	December 31,

	2002	2001

European Investment Bank loan bearing interest at 3.36%, repayable in semi annual installments, due June 20, 2006	$905,384	$1,132,144
Royal Bank of Canada loan bearing interest at six month LIBOR plus 1.5%, repayable in semi annual installments of $62,500 plus interest, due April 27, 2005	312,500	437,500
Royal Bank of Canada loan bearing interest at monthly LIBOR plus 1.5%, repayable in monthly installments of $12,500 plus interest, due February 2, 2007	1,375,000	—

Total long term debt	2,592,884	1,569,644
Less current portion	(518,275)	(355,840)

Long term debt, excluding current portion	$2,074,609	$1,213,804

CONSOLIDATED WATER CO. LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.     Long Term Debt  — (continued)

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

      The European Investment Bank loan is guaranteed by the Overseas Development Administration (“ODA”) of the Foreign and Commonwealth Office of the Government of the United Kingdom. The Government of the Cayman Islands has, for a fee of 1% per annum, provided a counter guarantee to the ODA. The Company, with the approval of the Royal Bank of Canada has agreed to secure the counter guarantee by a second charge over all assets of the Company.

      The above loans and other credit facilities are subject to certain restrictive covenants, the most restrictive of which are as follows:

     Royal Bank of Canada loan:

(a) The Company’s debt to equity ratio shall not exceed 0.85;

(b) The Company must maintain a debt-servicing ratio of not less than 1.25

     European Investment Bank loan:

(a)	The Company shall not take any shareholding in any company without the prior written consent of the bank, and shall not grant any loans or advances except for granting credit to its employees such as it customarily grants.

In event of default, the bank may immediately withdraw any remaining credit, and demand immediate repayment of all amounts outstanding.

During the year ended 2002 and for the years ended December 31, 2001 and 2000, the Company was in compliance with these covenants.

      The aggregate capital repayment obligations over the next five years are as follows:

2003	$518,276
2004	530,286
2005	480,564
2006	288,758
2007	150,000

$1,967,884

9.     Share Capital and Additional Paid in Capital

      Redeemable preferred stock (“preference shares”) is issued under the Company’s Employee Share Incentive Plan as discussed in Note 15 and carries the same voting and dividend rights as ordinary shares of common stock (“ordinary share”). Preference shares vest over four years and convert to common stock on a share for share basis on the fourth anniversary of each grant date. Preference shares are only redeemable with the Company’s agreement. Upon liquidation preference shares rank in preference to the ordinary shares to the extent of the par value of the preference shares and any related additional paid in capital.

      The Company has a Class ‘B’ stock option plan designed to deter coercive takeover tactics. Pursuant to this plan, holders of ordinary shares and preference shares were granted options which entitle them to purchase 1/100 of a share of Class ‘B’ stock at an exercise price of $37.50 if a person or group acquires or commences a tender offer for 20% or more of the Company’s ordinary shares. Option holders (other than the acquiring person or group) will also be entitled to buy, for the $37.50 exercise price, ordinary shares with a then market value of $75.00 in the event a person or group actually acquires 20% or more of the Company’s ordinary shares. Options may be redeemed at $0.01 under certain circumstances. 30,000 of the Company’s authorized but unissued ordinary shares have been reserved for issue as Class ‘B’ stock. The Class ‘B’ stock ranks pari passu with ordinary shares for dividend and voting rights. No Class ‘B’ stock options have been exercised or redeemed up to December 31, 2002.

CONSOLIDATED WATER CO. LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.     Expenses

	For the Year Ended December 31,

	2002	2001	2000

Cost of water sales comprise the following:
Water purchases	$1,952,331	$2,074,759	$2,062,582
Depreciation	1,175,349	1,018,541	992,410
Amortisation of intangible asset (Note 6)	194,906	193,703	64,979
Employee costs	1,042,192	939,976	741,789
Fuel oil	179,275	91,842	81,102
Royalties (Note 14)	737,064	694,351	641,428
Electricity	710,168	534,919	316,135
Insurance	124,404	89,808	64,160
Other direct costs	766,488	471,218	458,712

	$6,882,177	$6,109,117	$5,423,297

Indirect expenses comprise the following:
Employee costs	1,427,182	1,299,877	1,045,244
Interest	103,986	99,956	135,847
Depreciation	93,777	94,500	79,045
Professional fees	278,433	280,297	275,589
Insurance	141,650	89,328	34,829
Directors’ fees and expenses	157,877	107,184	104,149
Other indirect costs	545,085	628,874	522,866

	$2,747,990	$2,600,016	$2,197,569

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

      The net income, weighted average number of ordinary shares and potential ordinary shares figures used in the determination of the basic and diluted earnings per ordinary share are summarized as follows:

	2002	2001	2000

Net income	$2,576,310	$2,764,573	$2,404,820
Less:
Dividends declared and earnings attributable on preference shares	(8,913)	(10,794)	(14,220)

Net income available to holders of ordinary shares in the determination of basic earnings per ordinary share	$2,567,397	$2,753,779	$2,390,600

Weighted average number of ordinary shares in the determination of basic earnings per ordinary share	3,969,861	3,897,969	3,532,501
Plus:
Weighted average number of preference shares outstanding during the year	23,801	31,213	37,145
Potential dilutive effect of unexercised options and warrants	93,870	70,509	46,625

Weighted average number of shares used for determining diluted earnings per ordinary share	4,087,532	3,999,691	3,616,271

12.     Segmented Information

      The supply of water to the Cayman Islands, Belize and Bahamas are considered by management as separate business segments. The basis of measurement of segment information is similar to that adopted for the financial statements.

      Water sales from Belize Water Limited for the three years ending December 31, 2002 were earned from one customer.

CONSOLIDATED WATER CO. LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.     Segmented Information — (continued)

	As at December 31 and for the Year then Ended

	Cayman Islands			Belize(*)			Bahamas(**)			Total

	2002	2001	2000	2002	2001	2000	2002	2001	2000	2002	2001	2000

Water sales	$10,321,598	$9,769,815	$9,112,031	$1,471,098	$1,230,775	$464,928	$118,024	$26,333	$—	$11,910,720	$11,026,923	$9,576,959
Other income	286,904	417,786	448,727	8,849	28,554	—	4	443	—	295,757	446,783	448,727
Cost of water sales	5,871,118	5,344,370	5,172,945	862,455	718,121	250,352	148,604	46,626	—	6,882,177	6,109,117	5,423,297
Indirect expenses	2,512,867	2,404,977	2,164,147	226,186	190,913	33,422	8,937	4,126	—	2,747,990	2,600,016	2,197,569
Cost of water sales and direct expenses include:
Interest	103,427	99,865	152,757	559	91	—	—	—	—	103,986	99,956	152,757
Depreciation	1,043,397	932,029	1,009,420	180,105	160,825	62,035	45,624	20,187	—	1,269,126	1,113,041	1,071,455
Net income (loss)	2,224,517	2,438,254	2,223,666	391,306	350,295	181,154	(39,513)	(23,976)	—	2,576,310	2,764,573	2,404,820
Property, plant and equipment	17,698,944	15,770,560	15,735,330	1,440,673	1,541,795	1,601,166	1,114,029	1,102,580	307,395	20,253,646	18,414,935	17,643,891
Total assets	22,214,167	21,595,627	19,421,195	2,160,107	2,310,772	2,117,082	1,133,363	1,125,551	307,395	25,507,637	22,721,178	21,845,672

(*)	The Company acquired 100% of the outstanding shares in Belize Water Limited and began operations on July 21, 2000.

(**)	On December 18, 2000, the Company entered into a water supply agreement with South Bimini International Ltd. Operations began on July 11, 2001.

13.     Related Party Transactions

      A professional service firm, of which a Director is a partner, provided professional services during the year ended December 31, 2002 for which it charged $225,400 (2001: $275; 2000: $12,916).

14.     Commitments

      The Company has committed to purchase a 13.5% equity interest in Waterfields Company Limited, a Bahamian company, from Bacardi and Company Ltd. for approximately BAH$1.4 million. Completion of this purchase is subject to the fulfillment of certain conditions, including the receipt of government approvals and the commitment of at least 51% of Waterfields’ shareholders to sell their shares to the Company. In furtherance of this purchase agreement, on December 20, 2002, the Company made a tender offer of BAH$690 per share to the remaining shareholders of Waterfields. This tender offer, which is contingent on completion of the share purchase agreement with Bacardi and Company Ltd., closed on January 31, 2003, by which time the Company had received acceptances from another 64.7% of Waterfields’ shareholders.

      The Company has committed to sell 165,000 Class C shares in Ocean Conversion (BVI) Ltd., a British Virgin Islands company, to Sage Water Holdings (BVI) Ltd. for approximately US$2.1 million. The Company acquired these shares on February 7, 2003 as disclosed in Note 22.

      The Company is party to a water purchase agreement with Ocean Conversion (Cayman) Limited (“OCL”) under which an annual minimum amount of water is required to be purchased. At December 31, 2002, accounts payable includes $208,556 (2001: $192,340) outstanding under the agreement. Water purchases for the three years ended December 31, 2002 are disclosed in Note 10.

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

15.     Stock Compensation

      The Company operates various stock compensation plans that form part of employees’ remuneration. Stock compensation expense of $442,497 (2001: $169,599; 2000: $124,772) is recorded in accordance with APB Opinion No. 25 and included within employee costs. Had compensation cost for the Company’s stock based compensation plans been determined based on the fair value at the grant dates for awards under those

CONSOLIDATED WATER CO. LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.     Stock Compensation — (continued)

plans consistent with the method of SFAS 123, the Company’s net income and earnings per share would have been reduced to the pro forma amounts below:

	For the Year Ended December 31,

	2002	2001	2000

Net income — As reported	$2,576,310	$2,764,573	$2,404,820
Net income — Pro Forma	$2,396,105	$2,288,882	$2,111,755
Basic earnings per ordinary share — As reported	$0.65	$0.71	$0.68
Basic earnings per ordinary share — Pro Forma	$0.60	$0.59	$0.59
Diluted earnings per ordinary share — As reported	$0.63	$0.69	$0.67
Diluted earnings per ordinary share — Pro Forma	$0.58	$0.57	$0.58

      In calculating the fair value for these options under SFAS 123 the Black-Scholes model was used with the following weighted average assumptions:

      Options granted with an exercise price below market price on the date of grant:

	2002	2001	2000

Exercise price	$12.17	$10.55	$6.70
Grant date market value	$14.71	$10.97	$6.97
Risk free interest rate	2.24%	3.93%	6.56%
Expected life	3.23 years	3.21 years	3.0 years
Expected volatility	42.91%	52.79%	62.64%
Expected dividend yield	2.85%	3.67%	4.59%

      Options granted with an exercise price above market price on the date of grant:

	2002	2001	2000

Exercise price	—	—	$7.10
Grant date market value	—	—	$7.00
Risk free interest rate	—	—	5.0%
Expected life	—	—	3.2 years
Expected volatility	—	—	62.57%
Expected dividend yield	—	—	4.57%

Employee Share Incentive Plan (Preference shares)

      The Company awards preference shares for $nil consideration under the Employee Share Incentive Plan as part of compensation for eligible employee services, excluding Directors and Executive Officers, that require future services as a condition to the delivery of the ordinary shares. In addition options are granted to purchase preference shares at a fixed price, determined annually, which will typically represent a discount to the market value of the ordinary shares. In consideration for preference shares, the Company issues ordinary shares on a share for share basis. Under the plan the conversion is conditional on the grantee’s satisfying requirements outlined in the award agreements. Preference shares are only redeemable with the Company’s agreement.

CONSOLIDATED WATER CO. LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.     Stock Compensation — (continued)

      The details of preferred shares and preferred share options granted and exercised under the Employee Share Incentive Plan is as follows:

	Year of		Strike		Options	Options
	Grant	Granted	Price		Exercised	Expired

Preferred shares	2000	2,279	$	nil	N/A	N/A
	2001	3,963	$	nil	N/A	N/A
	2002	2,713	$	nil	N/A	N/A
Preferred share options	2000	2,279		$5.47	1,136	1,143
	2001	3,963		$5.32	1,858	2,105
	2002	2,713		$8.13	617	2,096

      Each employee’s option to purchase preferred shares must be exercised within 40 days of the annual general meeting of the Company following the date of grant.

     Employee Share Option Plan (Ordinary Stock Options)

      In 2001, the Company introduced an employee stock option plan for certain long-serving employees of the Company. Under the plan these employees are granted in each calendar year, as long as the employee is a participant in the Employee Share Incentive Plan, options to purchase ordinary shares. The price at which the option may be exercised will be the closing market price on the grant date, which is 40 days after the date of the Company’s annual general meeting. The number of options each employee is granted is equal to five times the sum of (i) the number of preference shares which that employee receives for $nil consideration and (ii) the number of preference share options which that employee exercises in that given year. Options may be exercised during the period commencing on the fourth anniversary of the grant date and ending on the thirtieth day after the fourth anniversary of the grant date.

     Non-Executive Directors’ Share Plan

      In 1999, the Company introduced a stock grant plan, which forms part of Directors’ remuneration. Under the plan Directors receive a combination of cash and ordinary shares in consideration of remuneration for their participation in Board meetings. All Directors are eligible except Executive Officers, who are covered by individual employment contracts and the Government elected board member. Ordinary shares granted are calculated with reference to a strike price that is set by the Board of Directors on October 1 of the year preceding the grant. Stock granted during the year ended December 31, 2002 totaled 6,305 shares (2001: 7,860) at a strike price of $10.70 (2001: $7.25).

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

15.     Stock Compensation — (continued)

commencing on the termination of the agreement, which management formally terminated on April 3, 2002. The fair value of these options was determined by management to be $30,000, based on the fair value of the services to be received. The Company also issued warrants in conjunction with a private placement in 1995. These warrants were exercised in full in January and February 2000.

      The following table summarizes information about the Company’s stock option plans as of December 31, 2002, 2001 and 2000, and changes during the years ended on those dates.

	2002		2001		2000

		Exercise		Exercise		Exercise
	Number	Price	Number	Price	Number	Price

Outstanding at beginning of year	341,136	$8.59	243,045	$5.73	127,786	$4.58
Granted	114,086	$12.17	162,054	$10.55	117,538	$6.98
Exercised	(58,596)	$5.94	(61,858)	$2.58	(1,136)	$5.47
Forfeited	(2,096)	$8.14	(2,105)	$5.32	(1,143)	$5.47

Outstanding and exercisable at end of year	394,530	$10.02	341,136	$8.59	243,045	$5.73

      The following summarizes the weighted average grant-date fair value of options granted during the year:

	For the Year Ended
	December 31,

	2002	2001	2000

Options granted with an exercise price below market price on the date grant:
Senior management	$4.93	$3.78	—
Non executive Director	—	$3.89	$2.69
Employees — preferred shares	$5.72	$3.88	$2.66
Employees — ordinary share options	$4.41	$3.08	—
Overall weighted average	$4.89	$3.71	$2.69
Options granted with an exercise price above market price on the date of grant:
Senior management	—	—	$2.57

Summary of Options Outstanding at December 31, 2002

      At December 31, 2002, the range of exercise prices on outstanding options was $6.75 – $14.69. Accordingly the following information is presented on options outstanding, which are all exercisable, at December 31, 2002:

	Exercise	Exercise Prices
	Prices from	from
	$6.75 – $9.20	$10.84 – $14.69

Number of options outstanding at December 31, 2002	147,671	246,859
Weighted average exercise price	$7.51	$11.52
Weighted average remaining contractual life	1.13 years	2.64 years

CONSOLIDATED WATER CO. LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.     Stock Compensation — (continued)

      The weighted average fair value per share under SFAS 123 for shares issued during the year below market price on the date of grant follows:

	2002		2001		2000

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Number	Price	Number	Price	Number	Price

Employee Share Incentive Plan	2,713	$13.88	3,963	$9.00	2,279	$7.00
Directors Share Plan	6,056	$10.70	7,860	$7.25	6,889	$7.13
Senior management	3,172	$9.55	—	—	—	—
Overall weighted average	11,941	$11.12	11,456	$7.86	9,168	$7.09

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

17.     Pension Benefits

      A staff pension plan is offered to all employees. The plan is administered by the Cayman Islands Chamber of Commerce and is a defined contribution plan whereby the Company matches the contribution of the first 5% of each participating employee’s salary. The total amount recognized as an expense under the plan during the year ended December 31, 2002 was $70,210 (2001: $63,740; 2000: $67,760).

18.     Financial Instruments

     Credit Risk:

      The Company is not exposed to significant credit risk on the vast majority of customer accounts as the policy is to cease supply of water to customers’ accounts that are more than 45 days overdue. The Company’s exposure to credit risk is concentrated on receivables from one customer in Belize. The balance from this customer is current as at December 31, 2002 and management does not anticipate any losses on this concentration.

     Interest Rate Risk:

      The interest rates and terms of the Company’s loans are presented in Note 8 of these financial statements. The Company is subject to interest rate risk to the extent that LIBOR changes.

     Foreign Exchange Risk:

      All relevant foreign currencies have fixed exchange rates to the United States dollar as detailed under the foreign currency accounting policy note. If any of these fixed exchange rates become floating exchange rates, the Company’s results of operations could be adversely affected.

CONSOLIDATED WATER CO. LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18.     Financial Instruments  — (continued)

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

19.     Non-Cash Transactions

      The Company made the following non-cash transactions:

	2002	2001	2000

Redemption of preference shares and issue of replacement ordinary shares at $nil consideration	$9,700	$17,112	$12,767

Preference shares issued to employees at $nil consideration (Note 15)	$3,256	$4,756	$2,735
Redemption of preference shares at $nil consideration	—	—	(240)
Ordinary shares issued under the Non-executive Directors Share Plan at $nil consideration (Note 15)	66,600	56,998	49,084
Ordinary shares issued under senior management employment agreements at $nil consideration (Note 15)	30,303	—	—
Additional paid in capital from exercise of stock options	75,171	227,420	—

	$175,330	$289,174	$51,579

Reduction in ordinary shares and additional paid in capital from cancellation of shares repurchased	$36,710	$271,595	$494,375

Dividends declared but not paid (Note 7)	$508,444	$499,383	$401,965

20.     Impact of Recent Issued Accounting Standards

      The Financial Accounting Standards Board issued four standards and one interpretation that affect the Company. A summary of these standards and interpretation is given below:

      In June 2001, the FASB issued SFAS No. 143, “Accounting for Assets Retirement Obligations”. SFAS No. 143 requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the assets. The Company also records a corresponding asset that is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. The

CONSOLIDATED WATER CO. LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

20.     Impact of Recent Issued Accounting Standards  — (continued)

Company is required to adopt SFAS No. 143 on January 1, 2003. The Company adopted SFAS No. 143 early during the year ended December 31, 2001. The adoption did not have a material effect on the Company’s financial statements.

      In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections”. SFAS No. 145 amends existing guidance on reporting gains and losses from extinguishment of debt to prohibit the classification of the gain or loss as extraordinary, as the use of such extinguishments have become part of the risk management strategy of many companies. SFAS No. 145 also amends FASB Statement No. 13 to require sale-leaseback accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions. The provisions of the Statement related to the rescission of Statement No. 4 is applied in fiscal years beginning after May 15, 2002. Earlier application of these provisions is encouraged. The provisions of the Statement related to Statement No. 13 were effective for transactions occurring after May 15, 2002, with early application encouraged. The adoption of SFAS No. 145 is not expected to have a material effect on the Company’s financial statements.

      In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity”. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The adoption of SFAS No. 146 is not expected to have a material effect on the Company’s financial statements.

      In November 2002, the FASB issued Interpretation No. 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, as interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34”. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognized, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The initial recognitions and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002 and are not expected to have a material effect on the Company’s financial statements.

      In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of FASB Statements No. 123”. This Statement amends FASB Statement No. 123 “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition the Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002 and are included in the notes to these consolidated financial statements.

21.     Deferred Expenditures

      Costs associated with the acquisitions disclosed in note 22 and the financing thereof have been capitalized in the amounts of $426,970 and $460,886, respectively, as these transactions had not closed at the balance sheet date. Acquisition related costs are taken into account in the purchase price allocation upon the completion of transactions and financing costs are amortized over the term of the related debt.

22.     Subsequent Events

      The following events occurred subsequent to December 31, 2002:

      On February 7, 2003, the Company purchased interests in the following companies: DesalCo Limited, its wholly owned subsidiary DesalCo (Barbados) Limited, Ocean Conversion (Cayman) Limited, Ocean Conversion (BVI) Ltd. and Waterfields Company Limited. The purchase has provided the Company with a desalination facility management and engineering services firm, as well as facilities and contracts to supply

CONSOLIDATED WATER CO. LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

22.     Subsequent Events — (continued)

additional potable water services in the Cayman Islands, the Bahamas, Barbados and the British Virgin Islands. The total consideration under the purchase agreements was $27,800,000, comprised of $25,500,000 in cash and 185,714 ordinary shares of the Company.

      The following table summarizes the unaudited condensed balance sheets of the acquired entities as of December 31, 2002:

		Ocean
		Conversion	Waterfields	Ocean
	DesalCo	(Cayman)	Company	Conversion
	Limited	Limited	Limited	(BVI) Ltd.

	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Current assets	$1,798,068	$3,023,479	$1,912,344	$3,867,233
Property, plant and equipment	14,849	1,234,962	7,764,895	3,608,175
Other non-current assets	1,571,131	4,313,291	—	—
Total assets	3,384,048	8,571,732	9,677,239	7,475,408
Current liabilities	174,924	2,712,862	246,985	1,636,007
Long term debt and liabilities	—	1,180,000	1,884,293	1,739,379

Total liabilities assumed	174,924	3,892,862	2,131,278	3,375,386
Net assets	$3,209,124	$4,678,870	$7,545,961	$4,100,002

% of equity acquired	100%	100%	12.7%	56.5%
% of voting shares acquired	100%	100%	12.7%	50.0%

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

      The Government of the Cayman Islands amended the Company’s license to remove a five percent restriction on share ownership and transfer. As part of the amended license, the Company is required to comply with certain aesthetic quality improvements in the water supplied to the customers in the Cayman Islands. Management estimates that the capital cost of complying with the new water quality requirements in accordance with the amended license will amount to approximately $500,000.

ITEM 14. CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer (collectively, the “Certifying Officers”) are responsible for establishing and maintaining disclosure controls and procedures for us. Based upon such officers’ evaluation of these controls and procedures as of a date within 90 days of the filing of this Annual Report, and subject to the limitations noted hereinafter, the Certifying Officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in this Annual Report is accumulated and communicated to management, including our principal executive officers as appropriate, to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching our desired disclosure control objectives and are effective in reaching that level of reasonable assurance.

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

      2. Financial Statement Schedules

      None

      3. Exhibits

Exhibit
Number	Exhibit Description

10.59	A Consent to the Assignment of a License to Produce Potable Water dated April 10, 2003 provided to Consolidated Water Company, Ltd. by the Government of the Cayman Islands (incorporated by reference to the exhibit filed as part of Amendment No. 1 to our Registration Statement on Form F-2 dated June 11, 2003, File No. 333-104902).

10.60	Letter from Cayman Islands Ministry of Community Services, Youth Sports and Gender Affairs dated April 10, 2003, to Consolidated Water Company Ltd. (incorporated by reference to the exhibit filed as part of Amendment No. 1 to our Registration Statement on Form F-2 dated June 11, 2003, File No. 333-104902).

10.61	Guaranteed dated February 11, 2003, by Consolidated Water Company Ltd. to The Governor of the Cayman Islands (incorporated by reference to the exhibit filed as part of Amendment No. 1 to our Registration Statement on Form F-2 dated June 11, 2003, File No. 333-104902).

23	Consent of KPMG Chartered Accountants

99.1	Chief Executive Officer Certification under Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Chief Financial Officer Certification under Section 906 of the Sarbanes-Oxley Act of 2002

      (b) Reports on Form 8-K

      None.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONSOLIDATED WATER CO. LTD.

By: /s/ Frederick McTaggart Frederick McTaggart President, Chief Operating Officer and Chief Financial Officer

Dated: June 11, 2003

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED
PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Annual Report of Consolidated Water Co. Ltd. (the “Company”) on Form 10-K/A for the year ended December 31, 2002, as filed with the Securities and Exchange Commission on the date hereof, I, Jeffrey M. Parker, the Chief Executive Officer of the Company, certify, pursuant to and for purposes of 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, that:

     1.     I have reviewed this annual report on Form 10-K/A of the Company;

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

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5.     The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weakness in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     6.     The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 12, 2003	By: /s/ Jeffrey M. Parker Name: Jeffrey M. Parker Title: Chief Executive Officer

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED
PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Annual Report of Consolidated Water Co. Ltd. (the “Company”) on Form 10-K/A for the year ended December 31, 2002, as filed with the Securities and Exchange Commission on the date hereof, I, Frederick McTaggart, the Chief Financial Officer of the Company, certify, pursuant to and for purposes of 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, that:

     1.     I have reviewed this annual report on Form 10-K/A of the Company;

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

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5.     The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weakness in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     6.     The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 12, 2003

By: /s/ Frederick McTaggart Name: Frederick McTaggart Title: Chief Financial Officer