Form 10-Q/A
period 2003-03-31
CONSOLIDATED WATER CO LTD
filed 2003-06-12
CIK 928340

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  FORM 10-Q/A
                               (AMENDMENT NO. 1)

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

As at June 2, 2003, there were 4,275,568 of the registrant's ordinary shares of common stock, with CI$ 1.00 par value, outstanding.

                                TABLE OF CONTENTS

Section                   Description                                                            Page
-------                   -----------                                                            ----
PART I           FINANCIAL INFORMATION

  Item 1.        Financial Statements

                 Condensed Consolidated Balance Sheets as at March 31, 2003
                    and December 31, 2002......................................................   1

                 Condensed Consolidated Statements of Income for the
                    three months ended March 31, 2003 and 2002.................................   2

                 Condensed Consolidated Statements of Cash Flows for each of the
                    three months ended March 31, 2003 and 2002.................................   3

                 Notes to Condensed Consolidated Financial Statements..........................   4

  Item 2.        Management's Discussion and Analysis of Financial Condition and
                    Results of Operations......................................................  12

  Item 4.        Controls and Procedures.......................................................  19

PART II          OTHER INFORMATION

  Item 6.        Exhibits and Reports on Form 8-K..............................................  20

SIGNATURE        ..............................................................................  21

CERTIFICATION    Section 302 Certifications  ..................................................  22


                                EXPLANATORY NOTE

         This quarterly report on Form 10-Q/A is being filed to amend Item 1. "Financial Statements," Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 4. "Controls and Procedures." Accordingly, pursuant to Rule 12b-15 under the Securities Act of 1934, as amended, this Form 10-Q/A contains the complete text of Item 1. "Financial Statements," Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 4. "Controls and Procedures."

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                           CONSOLIDATED WATER CO. LTD.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (Expressed in United States Dollars)

                                                                                             MARCH 31,        DECEMBER 31,
                                                                                                  2003                2002
                                                                                           (UNAUDITED)
                                                                                          ------------        ------------
                                                   ASSETS
CURRENT ASSETS
    Cash and cash equivalents                                                               3,723,974              568,304
    Accounts receivable                                                                     2,770,139            1,406,947
    Inventory                                                                                 946,429              388,131
    Prepaid expenses and other assets                                                         448,934              370,429
    Deferred expenditures                                                                   1,300,401              887,856
    Current portion of loans receivable                                                     1,080,127                   --
                                                                                          -----------          -----------
TOTAL CURRENT ASSETS                                                                       10,270,004            3,621,667

Loans receivable                                                                            4,045,385                   --
Property, plant and equipment, net                                                         21,062,174           20,253,646
Investments in affiliates (Note 4)                                                         13,349,712               12,450
Intangible assets (Note 6)                                                                  6,301,893            1,619,874
Goodwill                                                                                    2,673,733                   --
                                                                                          -----------          -----------
TOTAL ASSETS                                                                              $57,702,901          $25,507,637
                                                                                          ===========          ===========
                                    LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
    Dividends payable                                                                         469,514              508,444
    Accounts payable and other liabilities                                                  1,949,295            1,143,850
    Current portion of long term debt (Note 7)                                             12,298,653              518,275
                                                                                          -----------          -----------
TOTAL CURRENT LIABILITIES                                                                  14,717,462            2,170,569

Long term debt (Note 7)                                                                    18,322,857            2,074,609
Security deposits and other liabilities                                                       136,235              136,235
                                                                                          -----------          -----------
TOTAL LIABILITIES                                                                          33,176,554            4,381,413
                                                                                          -----------          -----------
STOCKHOLDERS' EQUITY

    Redeemable preferred stock, $1.20 par value. Authorized 100,000 shares;
    issued and outstanding 18,914 shares as at March 31, 2003
    and 19,740 shares at as December 31, 2002                                                  22,697               23,688
    Class A common stock, $1.20 par value. Authorized 9,870,000 shares;
    issued and outstanding 4,239,959 shares as at March 31, 2003 and
    3,993,419 shares at as December 31, 2002                                                5,087,951            4,792,103
    Class B common stock, $1.20 par value. Authorized 30,000 shares;
    issued and outstanding nil shares as at March 31, 2003 and nil
    shares as at December 31, 2002                                                                 --                   --
    Additional paid-in capital                                                             10,313,690            7,779,236
    Retained earnings                                                                       9,102,009            8,531,197
                                                                                          -----------          -----------
TOTAL STOCKHOLDERS' EQUITY                                                                 24,526,347           21,126,224
                                                                                          -----------          -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                $57,702,901          $25,507,637
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

                           CONSOLIDATED WATER CO. LTD.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                      (Expressed in United States Dollars)

                                                                      THREE MONTHS          THREE MONTHS
                                                                   ENDED MARCH 31,       ENDED MARCH 31,
                                                                              2003                  2002
                                                                   ---------------       ---------------
NET CASH FLOWS PROVIDED BY OPERATING ACTIVITIES                          1,174,341               652,299
                                                                      ------------           -----------

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES
   Purchase of property, plant and equipment                              (241,663)           (1,681,993)
   Business combinations, net of cash acquired                         (11,885,839)                   --
   Investment in affiliate                                             (12,069,998)                   --
   Collections from loans receivable                                       178,759                    --
                                                                      ------------           -----------

Net cash used in investing activities                                  (24,018,741)           (1,681,993)
                                                                      ------------           -----------

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES
   Proceeds from new credit facility                                    28,056,126             1,500,000
   Deferred expenditures                                                  (412,545)                   --
   Dividends paid                                                         (486,111)             (397,520)
   Proceeds from issuance of common stock                                  530,100               100,561
   Principal payments of long term debt                                 (1,687,500)              (12,500)
   Proceeds from bank loans                                                     --               500,000
                                                                      ------------           -----------

Net cash provided by financing activities                               26,000,070             1,690,541
                                                                      ------------           -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                3,155,670               660,847

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                           568,304               516,446
                                                                      ------------           -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                            $  3,723,974           $ 1,177,293
                                                                      ============           ===========

Interest paid in cash                                                 $    230,321           $    16,317
Interest received in cash                                             $      5,522           $     6,463

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


The following table compares the carrying values and equity in net assets of our investments in affiliates at March 31, 2003:

                                      Carrying Value          Equity in Net Assets
                                      As at March 31,             at 31 March
Investment                                2003                       2003                    Difference
---------------------------           ---------------         --------------------           ----------
Ocean Conversion (BVI) Ltd.              12,324,761                2,608,074                 9,716,687
Waterfields Company Limited               1,012,501                  972,631                    39,870
Belize Water Services Ltd.                   12,450                   12,450                         0

Management believes that the difference between the carrying value and our interests in the net assets of affiliates represents goodwill. The Company will periodically evaluate the carrying value of its investment in Ocean Conversion
(BVI) Ltd. by comparing it to the investment's fair value. If the carrying amount of the equity investment exceeds its fair value, an impairment charge is recognized by the difference by which the carrying amount exceeds the fair value of the asset.

The total assets, total liabilities and net income of investments accounted for by the equity method at March 31, 2003 and for the three months ended are $7,219,047, $2,600,585 and $340,760, respectively.

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

$8,056,126 six-month bridge term loan bearing interest on the same basis as the seven-year term loan. The average interest rate for the three months ended March 31, 2003 was 4.08%. The present interest rate is 4.06%.

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

OPERATING ACTIVITIES

Cash generated from operating activities for the three months ended March 31, 2002 and 2003 was $652,299 and $1,174,341, respectively. We generate cash through the utilization of our existing plants, equipment and resources in all segments of the business, minimization of water losses and operating efficiencies created by our management team. Through our recent acquisitions, we expect our revenues to approximately double. We believe that our administrative staff will be able to manage all our combined operations so that our indirect costs will not increase in proportion to water sales.

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

FINANCING ACTIVITIES

On February 7, 2003, we utilized a credit facility with Scotiabank (Cayman Islands) Ltd. in order to exchange consideration for our recent acquisitions and refinance our existing debt. Cash provided by financing activities for the three months ended March 31, 2002 and 2003 was $1,690,541 and $26,000,070,
respectively. During the three months ended March 31, 2003 our primary financing activity was to draw down $28,056,126 from our Scotiabank facilities from which we used $1,687,500 to repay our Royal Bank of Canada credit facility. We anticipate drawing down approximately $8,100,000 in additional funds to complete our acquisitions of Waterfields Company Limited. We intend to replace a portion of this debt with the proceeds of our pending equity offering. If we are unable to complete this offering by August 2003 we have the option of converting the bridge loan to a term loan and will continue to pay interest at our current level and incur additional bank fees. During the three months ended March 31, 2002, our primary financing activity was a draw down of our Royal Bank of Canada credit facility for an additional $1,500,000 in order to finance our investment in the Britannia reverse osmosis plant, plus an increase in our short-term bank indebtedness.

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

                                          CONSOLIDATED WATER CO. LTD.



                                          By: /s/ Frederick McTaggart
                                          --------------------------------------
                                          Frederick McTaggart
                                          President, Chief Operating Officer and
                                          Chief Financial Officer

Dated: June 11, 2003

           CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED
            PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

         In connection with the Quarterly Report of Consolidated Water Co. Ltd. (the "Company") on Form 10-Q/A for the quarter ended March 31, 2003, as filed with the Securities and Exchange Commission on the date hereof, I, Jeffrey M. Parker, the Chief Executive Officer of the Company, certify, pursuant to and for purposes of 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, that:

         1. I have reviewed this quarterly report on Form 10-Q/A of the Company;

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

Date: June 12, 2003



                                                  By:/s/ Jeffrey M. Parker
                                                  Name: Jeffrey M. Parker
                                                  Title: Chief Executive Officer

           CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED
            PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

         In connection with the Quarterly Report of Consolidated Water Co. Ltd. (the "Company") on Form 10-Q/A for the quarter ended March 31, 2003, as filed with the Securities and Exchange Commission on the date hereof, I, Frederick McTaggart, the Chief Financial Officer of the Company, certify, pursuant to and for purposes of 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, that:

         1. I have reviewed this quarterly report on Form 10-Q/A of the Company;

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

Date: June 12, 2003



                                                  By:/s/ Frederick McTaggart
                                                  Name: Frederick McTaggart
                                                  Title: Chief Financial Officer