Form 10-K/A
period 2002-12-31
CONSOLIDATED WATER CO LTD
filed 2003-06-26
CIK 928340

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K/A
(Amendment No. 2)

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

The aggregate market value of common stock held by non-affiliates of the registrant, based on the closing sales price for the registrant’s ordinary shares, as reported on the Nasdaq National Market on June 25, 2003, was $47,691,472.

As at June 25, 2003, there were 4,275,568 shares of the registrant’s ordinary shares outstanding.

CONSOLIDATED WATER CO. LTD.
2002 FORM 10-K/A ANNUAL REPORT

Explanatory Note

This annual report on Form 10-K/A is being filed to amend Item 6.“Selected Financial Data”, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8. “Financial Statements and Supplementary Data. Accordingly, pursuant to Rule 12b-15 under the Securities Act of 1934, as amended, this Form 10-K/A contains the complete text of Item 6.“Selected Financial Data”, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8. “Financial Statements and Supplementary Data.” as amended.

i

Item 6.     Selected Financial Data

      As a result of a management decision we have voluntarily adopted accounting principles generally accepted in the United States of America (“US-GAAP”) effective January 1, 2000. Previously, annual financial statements were prepared in accordance with International Accounting Standards (“IAS”). As a result all prior periods’ financial information presented in the selected financial data have been prepared in accordance with “US-GAAP”.

      The consolidated financial statements include the accounts of our wholly-owned subsidiaries Belize Water Limited, Cayman Water Company Limited and Hurricane Hide-A-Way Ltd. The operating results of Belize Water Limited have been included in the financial statements since the date of the acquisition on July 21, 2000. All inter-company balances and transactions have been eliminated.

      Set forth below is selected financial data based upon our consolidated financial statements, which does not reflect the acquisitions completed on February 7, 2003. The table contains information, expressed in US dollars, derived from our audited consolidated financial statements for the five-year period ended December 31, 2002. This selected financial data should be read in conjunction with the more detailed financial statements and related notes thereto contained elsewhere in this Annual Report. The audited consolidated financial statements for the years ended December 31, 1999 and 1998 and accountant’s reports thereon are not included in this Annual Report.

	Year Ended December 31,

	2002	2001	2000	1999	1998

Statement of Income Data:
Water Sales	$12,154,689	$11,248,105	$9,795,751	$7,936,118	$7,925,232
Net Income (1)	2,576,310	2,764,573	2,404,820	1,569,717	1,451,933
Balance Sheet Data:
Total Assets	25,507,637	22,721,178	21,845,672	16,431,321	15,594,021
Long Term Debt Obligation	2,074,609	1,213,804	1,131,986	1,926,786	2,470,112
Long Term Purchase Obligation	—	—	—	—	320,141
Redeemable preferred stock	23,688	30,234	40,361	49,270	52,686
Dividends Declared Per Share	0.42	0.40	0.34	0.20	0.19
Basic Earnings Per Share	0.65	0.71	0.68	0.51	0.47
Based on Number of Shares	3,969,861	3,897,969	3,532,501	3,044,293	3,055,845
Diluted Earnings Per Share	0.63	0.69	0.67	0.49	0.45
Based on Weighted Number of Shares	4,087,532	3,999,691	3,616,271	3,188,048	3,191,583

(1)	Net Income represents income after a cumulative change in accounting principle in 1999 of $117,576 as Statement of Position 98-5 “Reporting on the Costs of Start-Up Activities” requires start up costs to be expensed as incurred rather than deferred.

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

Water Sales

      Water sales income is comprised of retail water sales, via pipeline, to our individual Cayman Islands customers, and bulk water sales.

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

Quarterly Results of Operations

      The following table presents unaudited quarterly results of operations for the eight quarters ended December 31, 2002. We believe that all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly such quarterly information.

	2002				2001

	First	Second	Third	Fourth	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter

Water Sales	3,168,846	3,291,929	2,915,066	2,778,847	2,909,449	3,052,742	2,706,792	2,579,121
Gross Profit	1,502,394	1,494,795	1,201,119	1,074,203	1,426,060	1,437,773	1,182,499	1,092,655
Net Income	926,500	811,259	604,769	233,782	830,890	771,429	646,253	412,099
Diluted Earnings Per Share	.23	.20	.15	.08	.21	.22	.16	.11

Results of operations

     Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

     Water sales

      Total water sales increased by 8.1% from $11,248,105 to $12,154,689 for the years ended December 31, 2001 and 2002, respectively. Total water sales increased as a result of several factors detailed below.

      Our Cayman operation added $574,570 to water sales, which is an increase of 5.8% over the prior year and represents 63.4% of the total increase of water sales. The number of U.S. gallons we sold increased by 10.3% over the prior year. This is the result of supplying approximately 52 million U.S. gallons of water to the Hyatt Hotel and the Britannia golf course. Our water sales to customers other than the Hyatt Hotel and the Britannia golf course were essentially flat when compared to the prior year, despite a 9.4% reduction in tourist air arrivals to the Cayman Islands due to continued air travel concerns and the downturn of the U.S. economy.

      Our Belize operation added $240,323 to water sales, which is an increase of 19.5% over the prior year and represents 26.5% of the total increase of water sales. In June 2002, the automatic inflation adjustment decreased our Belize water rates by an average of 0.08%. This was more than offset by a 20.0% increase in the number of U.S. gallons sold over the prior year. This increase occurred because during the year ended December 31, 2001, we experienced equipment malfunctions which temporarily reduced the production capacity of our plant by 50%.

      The addition of the Bahamas operations increased water sales by $91,691, which is an increase of 348.2% over the prior year and represents 10.1% of the total increase of water sales. This was the result of a 348.4% increase in the number of U.S. gallons sold over the prior year.

     Cost of water sales

      Cost of water sales increased by 12.7% from $6,109,117 to $6,882,177 for the years ended December 31, 2001 and 2002, respectively, while water sales revenues increased by 8.1%.

      Our Cayman operations increased cost of water sales by $526,748, which is an increase of 9.9% over the prior year and represents 68.1% of the total increase of cost of water sales. Water sales revenue for our Cayman operations increased 5.8%. The cost of water sales increased as a result of direct costs incurred to operate the Britannia plant, which was acquired on February 1, 2002. These costs included salaries and benefits for additional staff, equipment maintenance costs, electricity, chemicals and insurance, which will continue now that we operate the Britannia plant. Higher insurance costs also increased cost of water sales due to higher premium rates from our insurance provider, and additional insured values following the purchase of the Britannia plant and the insurance for the full replacement value of all our reverse osmosis desalination plants. Some of this increase was offset after the Britannia plant was purchased by a decrease in water purchase costs resulting from lower volume purchases from Ocean Conversion (Cayman). We were unable to take full advantage of the lower per gallon production costs of the Britannia plant as it only operated at 47.6% capacity in the eleven months that we owned the Britannia plant due to contractual minimum purchase requirements from Ocean Conversion (Cayman).

      Our Belize operation increased cost of water sales by $144,334, which is an increase of 20.1% over the prior year and represents 18.7% of the total increase of cost of water sales. Water sales revenue for our Belize operation increased 19.5%. We completed rebuilding the second diesel engine, in accordance with the engine manufacturer’s preventive maintenance recommendations, which increased our cost of water sales. Also increasing our cost of water sales were additional repairs and maintenance on the existing reverse osmosis equipment. We also settled various claims for compensation made by our customer in Belize in March 2002. These claims were the result of our equipment failures that occurred in August and September 2001 and a minor miscalculation in the annual inflation adjustment formula in our contract. The miscalculation dated back to November 1995, which was prior to our acquisition of Belize Water Limited, and upon correction, reduced our unit rate for water to our customer by $0.09 per 1,000 U.S. gallons.

      The addition of the Bahamas operations increased cost of water sales by $101,978, which is an increase of 218.7% over the prior year and represents 13.2% of the total increase of cost of water sales. Water sales revenue for our Bahamas operation increased 348.2%.

     Gross profit

      Gross profit margins decreased from 45.7% to 43.4% for the years ended December 31, 2001 and 2002, respectively.

      Gross profit margins for our Cayman operations decreased from 46.5% to 44.4% for the years ended December 31, 2001 and 2002, respectively. The primary reasons for this decrease are (i) approximately two thirds of the water produced by our Britannia plant was sold to the Hyatt Hotel and Britannia golf course at a lower rate than our standard commercial water rate, (ii) due to flat water sales to other customers, we were only able to utilize approximately 47.6% of the production capacity of the Britannia plant, and (iii) we were not able to acquire water from our lowest price source as a result of minimum water purchase obligations that we had with Ocean Conversion (Cayman).

      Gross profit margins for our Belize operations decreased from 41.7% to 41.4% for the years ended December 31, 2001 and 2002, respectively. The reason for the decrease in the gross profit margins is increased cost of water sales over prior year periods due to the settlement costs with Belize Water Services Ltd. as discussed above and additional repairs and maintenance on the reverse osmosis equipment in Belize.

      Gross profit margins for our Bahamas operations increased from a negative 77.1% to a negative 25.9% for the year ended December 31, 2002. The low gross profit margins were due to low water sales resulting from a reduction of tourism and a relatively higher proportion of fixed costs such as depreciation, which we expected in the early phases of the Bimini Sands Resort development project. Both of these are temporary factors and are not expected to continue in the future. Our Bahamas operation has generated positive cash flow since January 2002.

     Indirect expenses

      Indirect expenses increased by 5.8% from $2,500,060 to $2,644,004 for the years ended December 31, 2001 and 2002, respectively. Indirect expenses were at 22.0% and 21.8% of total income for the year ended December 31, 2001 and 2002, respectively.

      Our Cayman operations increased indirect expenses by $104,328, which is an increase of 4.5% over the prior year and represents 72.5% of the total increase of indirect expenses. We attribute this increase to our accounting for stock compensation costs, unanticipated professional fees relating to our December 31, 2001 audit and Form 10-K review together with increased insurance premiums on our commercial and directors and officers insurance. Stock compensation costs increased $266,773 as a result of an increase in our share price during the last fiscal quarter. Unanticipated professional fees relating to our December 31, 2001 audit and 10-K review were $59,311 and our commercial and directors and officers insurance increased by $78,503. We also had additional reporting costs in 2002 due to increased demand for our annual report and proxy statements. These increases were mostly offset by a reduction in bonus costs and subscription costs compared to the prior year.

      Our Belize operations increased indirect expenses by $34,805, which is an increase of 18.2% over the prior year and represents 24.2% of the total increase of indirect expenses. We had additional costs as a result of higher insurance premiums and increased costs to repatriate funds.

      The addition of the Bahamas operations as of July 11, 2001 increased indirect expenses by $4,811, which is an increase of 116.6% over the prior year and represents 3.3% of the total increase of indirect expenses. These costs relate to the administration of the Bahamas operations for a full year.

     Other income (expense)

      Other income and expense consists of income earned from non-operational activity, interest income, and interest expense. Until February 1, 2002, other income also included settlement fee payments for the supply of water to the Britannia development by the Hyatt Hotel, which had its own water production facility.

      Other income and expense decreased by 141.5% from income of $125,645 to expense of $52,198 for the years ended December 31, 2001 and 2002, respectively. This decrease was a result of the February 1, 2002 termination of the dispute settlement agreement with Cayman Hotel and Golf Inc., the owner of Hyatt Grand Cayman Resort and Britannia golf course.

     Dividends

      In March 2001, we increased our per share dividend to ordinary shareholders from $0.10 to $0.105 per quarter and paid dividends of this amount during the year ended December 31, 2002.

     Net income

      Net income decreased by 6.8% from $2,764,573 to $2,576,310 for the years ended December 31, 2001 and 2002, respectively, as a result of the factors indicated above.

     Year Ended December 31, 2001 Compared To Year Ended December 31, 2000

     Water sales

      Total water sales increased by 14.8% from $9,795,751 to $11,248,105 for the years ended December 31, 2000 and 2001, respectively. Total water sales increased as a result of several factors detailed below.

      Our Cayman operation added $660,174 to water sales, which is an increase of 7.1% over the prior year and represents 45.5% of the total increase of water sales. Of this increase, 70.1% was due to a 5.1% increase in the number of U.S. gallons sold. This increase was due to a larger customer base and increased usage by commercial, residential and government customers, primarily Water Authority-Cayman, which experienced temporary shortfalls in its production capacity. The remaining 29.9% of the increase was due to an increase in water rates of approximately 2.5% in accordance with our license agreement.

      Our Cayman Island average water rate for the first nine months of 2001 was $20.54 per thousand U.S. gallons. For the final three months of 2001, our rates were reduced by 1.2% using the Cayman Islands Consumer Price Index automatic adjustment formula contained in our license. Our rates were automatically reduced by 0.39% in January 2002.

      Our Belize operation added $765,847 to water sales, which is an increase of 164.7% over the prior year and represents 52.7% of the total increase of water sales. Virtually all of the increase was due to an additional six months of operations over the prior period. The number of U.S. gallons sold in 2001 was however 21% higher than the annual figures of the prior year due to increased demand met from an expansion of the plant completed in March 2000.

      The addition of the Bahamas operations as of July 11, 2001 increased water sales by $26,333, which represents 1.8% of the total increase of water sales.

     Cost of water sales

      Cost of water sales increased by 12.6% from $5,423,297 to $6,109,117 for the years ended December 31, 2000 and 2001, respectively, while our water sales revenue increased 14.8% for the year ended December 31, 2001.

      Our Cayman operations increased cost of water sales by $171,425, which is an increase of 3.3% over the prior year and represents 25.0% of the total increase of cost of water sales. Water sales revenue for our Cayman operations increased 7.1%. Although cost of water sales increased, it increased at a lower rate than our water sales because we benefit from efficiency savings in our water production operation when we produce more water.

      The addition of the operations of Belize Water Limited as of July 21, 2000 increased the cost of water sales by $467,769, which is an increase of 186.8% over the prior year and represents 68.2% of the total increase of cost of water sales. Water sales revenue for our Belize operations increased 164.7% for the year ended December 31, 2002. The increase in cost of water was due to increased water production to meet increased sales and machinery repairs related to the August and September 2001 equipment malfunctions, all of which were remedied in 2002.

      The addition of the Bahamas operations as of July 11, 2001 increased cost of water sales by $46,626, which represents 6.8% of the total increase of cost of water sales.

     Gross profit

      Gross profit margins increased from 44.6% to 45.7% for the years ended December 31, 2000 and 2001, respectively.

      Gross profit margins for our Cayman operations increased from 44.6% to 46.5% for the years ended December 31, 2000 and 2001, respectively, as a result of decreased depreciation expense of approximately $197,000 from our reassessment of the useful economic lives of certain assets and increased plant efficiencies. These lower expenses were offset by additional labor costs associated with plant maintenance, increased insurance premiums and an additional six months of intangible amortization for the Belize water supply contract.

      Gross profit margins for our Belize operations decreased from 46.2% to 41.7% for the years ended December 31, 2000 and 2001, respectively, as a result of repair costs and higher electricity costs resulting from the temporary utilization of a less efficient electric motor during the repair period.

      Gross profit margins for our Bahamas operations was a negative 77.1%. This was due to low water sales and a relatively higher proportion of fixed costs such as depreciation, which we expected in the early phases of the Bimini Sands Resort development project. Both of these are temporary factors and are not expected to continue in the future.

     Indirect expenses

      Indirect expenses increased by 21.3% from $2,061,722 to $2,500,060 for the years ended December 31, 2000 and 2001, respectively. Indirect expenses were at 20.8% and 22.0% of total income for the years ended December 31, 2000 and 2001, respectively.

      Our Cayman operations increased indirect expenses by $276,812, which is an increase of 13.6% over the prior year and represents 63.2% of the total increase of indirect expenses. Of this increase, 49.0% is due to the creation of a new executive position, Director of Special Projects.

      Our acquisition of Belize Water Limited as of July 21, 2000 increased indirect expenses by $157,400, which is an increase of 470.9% over the prior year and represents 35.9% of the total increase of indirect expenses. This increase was primarily due to an additional six months of indirect expenses over the previous period and the reallocation of certain employee duties.

      The addition of the Bahamas operations as of July 11, 2001 increased indirect expenses by $4,126, which represents .9% of the total increase of indirect expenses. These costs related to the administration of the Bahamas operations.

     Other income

      Other income increased by 33.5% from $94,088 to $125,645 for the years ended December 31, 2000 and 2001, respectively, as a result of a slight decrease in interest income on available cash balances.

     Net income

      Net income increased by 15.0% from $2,404,820 to $2,764,573 for the years ended December 31, 2000 and 2001, respectively as a result of the movements indicated above.

     Dividends

      In December 2000, we increased our per share dividend to ordinary shareholders from $0.08 to $0.10 per quarter and paid dividends of this amount during the year ended December 31, 2001.

     Reassessment of Useful Economic Lives of Property, Plant and Equipment

      During the year ended December 31, 2001, we carried out an extensive engineering analysis of our potable water production and distribution equipment in Grand Cayman. As a result of the analysis, management reassessed the useful economic lives of certain assets. The reassessment resulted in reduced depreciation of $197,472, or $.05 per share on a basic and fully diluted basis for the year ended December 31, 2001. The assets affected and the basis for management’s decisions are described below:

     Seven Mile Beach Distribution System

      During 2001, we revised our master distribution plan that was originally set out in 1997. In doing so, we determined that a previously planned relocation of our Governor’s Harbour reverse osmosis plant was no longer advantageous. Therefore, the removal and relaying of pipeline to this service area in conjunction with this relocation was no longer needed. Furthermore we determined that certain planned pipeline replacements were not necessary. Finally, the government revised its plans for significant road improvements in the service area, therefore, alleviating anticipated major changes to our Seven Mile Beach distribution system.

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

     Distribution System Meters

      Our policy is to replace customer water meters according to manufacturer recommendations, which suggest replacement on service years or water volume. The manufacturer of our water meters advised us that they were extending the guarantee for a certain model to cover higher volumes and a longer period of time. Based on the revised guarantee, we reassessed the useful economic lives of all such models in service to 10 years, being the mid-point of a guaranteed time-frame of 6 to 15 years.

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

     West Bay Reverse Osmosis Plant

      Our West Bay reverse osmosis plant was manufactured and installed in 1995 and expanded in 1998 with state-of-the-art technology. At the time, we had concerns about potential accelerated obsolescence of the equipment because of continuing research and development in the reverse osmosis field, and as such, the original useful economic life was determined to be 10 years. In 2001, we concluded with management that there were no indicators that significant changes were pending in the industry. Given the like-new condition of the plant, its three year history of meeting operational requirements and expected future use, management reassessed the remaining useful economic life of the West Bay Plant to be 12 years at such time.

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

/s/ KPMG Chartered Accountants

George Town, Cayman Islands

March 18, 2003 except for notes 2, 8, 10, 12 and 21
which are dated June 26, 2003

CONSOLIDATED WATER CO. LTD.

CONSOLIDATED BALANCE SHEETS

(Expressed in United States dollars)

	December 31,

	2002	2001

ASSETS
Current assets
Cash and cash equivalents (Note 3)	$568,304	$516,446
Accounts receivable (Note 4)	1,406,947	1,323,156
Inventory	388,131	319,511
Prepaid expenses and other assets	370,429	319,900
Deferred expenditures (Note 21)	887,856	—

Total current assets	3,621,667	2,479,013
Property, plant and equipment (Note 5)	20,253,646	18,414,935
Intangible asset (Note 6)	1,619,874	1,814,780
Investment	12,450	12,450

Total assets	$25,507,637	$22,721,178

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Dividends payable (Note 7)	508,444	499,383
Accounts payable and other liabilities	1,143,850	1,087,470
Current portion of long term debt (Note 8)	518,275	355,840

Total current liabilities	2,170,569	1,942,693
Long term debt (Note 8)	2,074,609	1,213,804
Security deposits	100,959	52,763
Advances in aid of construction	35,276	37,494

Total liabilities	4,381,413	3,246,754

Stockholders’ equity
Redeemable preferred stock, $1.20 par value. Authorized 100,000 shares; issued and outstanding 19,740 shares in 2002 and 25,195 shares in 2001	23,688	30,234
Class A common stock, $1.20 par value. Authorized 9,870,000 shares; issued and outstanding 3,993,419 shares in 2002 and 3,920,064 shares in 2001	4,792,103	4,704,077
Class B common stock, $1.20 par value. Authorized 30,000 shares; issued and outstanding nil shares for 2002 and nil shares for 2001	—	—
Stock and options earned but not issued	424,841	210,324
Additional paid-in capital	7,354,395	6,896,753
Retained earnings	8,531,197	7,633,036

Total stockholders’ equity	21,126,224	19,474,424

Commitments (Note 14)
Total liabilities and stockholders’ equity	$25,507,637	$22,721,178

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED WATER CO. LTD.

CONSOLIDATED STATEMENTS OF INCOME
(Expressed in United States dollars)

	For the Year Ended December 31,

	2002	2001	2000

Water sales	$12,154,689	$11,248,105	$9,795,751
Cost of water sales (Note 10)	(6,882,177)	(6,109,117)	(5,423,297)

Gross profit	5,272,512	5,138,988	4,372,454
Indirect expenses (Note 10)	(2,644,004)	(2,500,060)	(2,061,722)

Income from operations	2,628,508	2,638,928	2,310,732

Other income (expenses)
Interest income	14,711	28,584	32,314
Interest expense	(103,986)	(99,956)	(135,847)
Other income	37,077	197,017	197,621

	(52,198)	125,645	94,088

Net income	$2,576,310	$2,764,573	$2,404,820

Basic earnings per share (Note 11)	$0.65	$0.71	$0.68

Diluted earnings per share (Note 11)	$0.63	$0.69	$0.67

Weighted average number of common shares used in the determination of:
Basic earnings per share (Note 11)	3,969,861	3,897,969	3,532,501

Diluted earnings per share (Note 11)	4,087,532	3,999,691	3,616,271

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED WATER CO. LTD.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For Each of the Three Years in the Period Ended December 31, 2002
(Expressed in United States dollars)

	Redeemable Preferred				Stock and
	Stock		Common Stock		options	Additional		Total
					earned but	Paid-in	Retained	Stockholders’
	Shares	Dollars	Shares	Dollars	not issued	Capital	Earnings	Equity

Balance at December 31, 1999	41,058	$49,270	3,051,715	$3,662,058	$338,006	$2,765,407	$5,301,564	$12,116,305
Public offering of ordinary shares, $7.05, net of issue costs	—	—	773,000	927,600		4,035,131		4,962,731
Issue of share capital	3,415	4,098	106,890	128,269	(81,928)	325,666	—	376,105
Conversion of preferred shares	(10,639)	(12,767)	10,639	12,767		—	—	—
Redemption of preferred shares	(200)	(240)	—	—		—	—	(240)
Repurchase and cancellation of ordinary shares	—	—	(79,100)	(94,920)		(399,455)	—	(494,375)
Net income	—	—	—	—		—	2,404,820	2,404,820
Dividends declared	—	—	—	—		—	(1,262,675)	(1,262,675)
Issue of options and shares grants	—	—	—	—	124,772		—	124,772

Balance at December 31, 2000	33,634	$40,361	3,863,144	$4,635,774	$380,850	$6,726,749	$6,443,709	$18,227,443
Issue of share capital	5,821	6,985	67,860	81,431	(340,125)	411,599	—	159,890
Conversion of preferred shares	(14,260)	(17,112)	14,260	17,112		—	—	—
Repurchase and cancellation of ordinary shares	—	—	(25,200)	(30,240)		(241,595)	—	(271,835)
Net income	—	—	—	—		—	2,764,573	2,764,573
Dividends declared	—	—	—	—		—	(1,575,246)	(1,575,246)
Issue of options and shares grants	—	—	—	—	169,599		—	169,599

Balance at December 31, 2001	25,195	$30,234	3,920,064	$4,704,077	$210,324	$6,896,753	$7,633,036	$19,474,424
Issue of share capital	3,330	3,996	67,456	80,947	(227,980)	490,889	—	347,852
Conversion of preferred shares	(8,083)	(9,700)	8,083	9,700		—	—	—
Redemption of preferred shares	(702)	(842)	—	—		(2,999)	—	(3,841)
Repurchase and cancellation of ordinary shares	—	—	(2,184)	(2,621)		(30,248)	—	(32,869)
Net income	—	—	—	—		—	2,576,310	2,576,310
Dividends declared	—	—	—	—		—	(1,678,149)	(1,678,149)
Issue of options and shares grants	—	—	—	—	442,497		—	442,497

Balance at December 31, 2002	19,740	$23,688	3,993,419	$4,792,103	$424,841	$7,354,395	$8,531,197	$21,126,224

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

      The cost of stock options granted to employees is recorded in stockholders’ equity and is expensed to the consolidated statements of income based on the vesting period of the options. On issue of options, proceeds up to the par value of the stock issued are credited to ordinary share capital; any proceeds in excess of the par value of the stock issued are credited to additional paid in capital in the period in which the options are exercised.

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

CONSOLIDATED WATER CO. LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.     Expenses

	For the Year Ended December 31,

	2002	2001	2000

Cost of water sales comprise the following:
Water purchases	$1,952,331	$2,074,759	$2,062,582
Depreciation	1,175,349	1,018,541	992,410
Amortisation of intangible asset (Note 6)	194,906	193,703	64,979
Employee costs	1,042,192	939,976	741,789
Fuel oil	179,275	91,842	81,102
Royalties (Note 14)	737,064	694,351	641,428
Electricity	710,168	534,919	316,135
Insurance	124,404	89,808	64,160
Other direct costs	766,488	471,218	458,712

	$6,882,177	$6,109,117	$5,423,297

Indirect expenses comprise the following:
Employee costs	1,427,182	1,299,877	1,045,244
Depreciation	93,777	94,500	79,045
Professional fees	278,433	280,297	275,589
Insurance	141,650	89,328	34,829
Directors’ fees and expenses	157,877	107,184	104,149
Other indirect costs	545,085	628,874	522,866

	$2,644,004	$2,500,060	$2,061,722

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

CONSOLIDATED WATER CO. LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.     Segmented Information — (continued)

	As at December 31 and for the Year then Ended

	Cayman Islands			Belize(*)			Bahamas(**)			Total

	2002	2001	2000	2002	2001	2000	2002	2001	2000	2002	2001	2000

Water sales	$10,565,567	$9,990,997	$9,330,823	$1,471,098	$1,230,775	$464,928	$118,024	$26,333	$—	$12,154,689	$11,248,105	$9,795,751
Other income (expenses)	(60,492)	96,739	94,088	8,290	28,463	—	4	443	—	(52,198)	125,645	94,088
Cost of water sales	5,871,118	5,344,370	5,172,945	862,455	718,121	250,352	148,604	46,626	—	6,882,177	6,109,117	5,423,297
Indirect expenses	2,409,440	2,305,112	2,028,300	225,627	190,822	33,422	8,937	4,126	—	2,644,004	2,500,060	2,061,722
Cost of water sales and direct expenses include:
Depreciation	1,043,397	932,029	1,009,420	180,105	160,825	62,035	45,624	20,187	—	1,269,126	1,113,041	1,071,455
Net income (loss)	2,224,517	2,438,254	2,223,666	391,306	350,295	181,154	(39,513)	(23,976)	—	2,576,310	2,764,573	2,404,820
Property, plant and equipment	17,698,944	15,770,560	15,735,330	1,440,673	1,541,795	1,601,166	1,114,029	1,102,580	307,395	20,253,646	18,414,935	17,643,891
Total assets	22,214,167	21,595,627	19,421,195	2,160,107	2,310,772	2,117,082	1,133,363	1,125,551	307,395	25,507,637	22,721,178	21,845,672

(*)	The Company acquired 100% of the outstanding shares in Belize Water Limited and began operations on July 21, 2000.

(**)	On December 18, 2000, the Company entered into a water supply agreement with South Bimini International Ltd. Operations began on July 11, 2001.

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

Dated: June 26, 2003

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

Date: June 26, 2003	By: /s/ Jeffrey M. Parker Name: Jeffrey M. Parker Title: Chief Executive Officer

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

Date: June 26, 2003

By: /s/ Frederick McTaggart Name: Frederick McTaggart Title: Chief Financial Officer