Form 10-Q/A
period 2003-03-31
CONSOLIDATED WATER CO LTD
filed 2003-06-26
CIK 928340

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  FORM 10-Q/A
                               (AMENDMENT NO. 2)

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

As at June 25, 2003, there were 4,275,568 of the registrant's ordinary shares of common stock, with CI$ 1.00 par value, outstanding.

                                TABLE OF CONTENTS

Section                   Description                                                            Page
-------                   -----------                                                            ----
PART I           FINANCIAL INFORMATION

  Item 1.        Financial Statements

                 Condensed Consolidated Balance Sheets as at March 31, 2003
                    and December 31, 2002......................................................   1

                 Condensed Consolidated Statements of Income for the
                    three months ended March 31, 2003 and 2002.................................   2

                 Condensed Consolidated Statements of Cash Flows for each of the
                    three months ended March 31, 2003 and 2002.................................   3

                 Notes to Condensed Consolidated Financial Statements..........................   4

PART II          OTHER INFORMATION

  Item 6.        Exhibits and Reports on Form 8-K..............................................  12

SIGNATURE        ..............................................................................  13

CERTIFICATION    Section 302 Certifications  ..................................................  14


                                EXPLANATORY NOTE

This quarterly report on Form 10-Q/A is being filed to amend Item 1. "Financial Statements." Accordingly, pursuant to Rule 12b-15 under the Securities Act of 1934, as amended, this Form 10-Q/A contains the complete text of Item 1. "Financial Statements."

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                           CONSOLIDATED WATER CO. LTD.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (Expressed in United States Dollars)

                                                                                             MARCH 31,        DECEMBER 31,
                                                                                                  2003                2002
                                                                                           (UNAUDITED)
                                                                                          ------------        ------------
                                                   ASSETS
CURRENT ASSETS
    Cash and cash equivalents                                                               3,723,974              568,304
    Accounts receivable                                                                     2,770,139            1,406,947
    Inventory                                                                                 946,429              388,131
    Prepaid expenses and other assets                                                         448,934              370,429
    Deferred expenditures                                                                   1,300,401              887,856
    Current portion of loans receivable                                                     1,080,127                   --
                                                                                          -----------          -----------
TOTAL CURRENT ASSETS                                                                       10,270,004            3,621,667

Loans receivable                                                                            4,045,385                   --
Property, plant and equipment, net                                                         21,062,174           20,253,646
Investments in affiliates (Note 4)                                                         13,349,712               12,450
Intangible assets (Note 6)                                                                  6,301,893            1,619,874
Goodwill                                                                                    2,673,733                   --
                                                                                          -----------          -----------
TOTAL ASSETS                                                                              $57,702,901          $25,507,637
                                                                                          ===========          ===========
                                    LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
    Dividends payable                                                                         469,514              508,444
    Accounts payable and other liabilities                                                  1,949,295            1,143,850
    Current portion of long term debt (Note 7)                                             12,298,653              518,275
                                                                                          -----------          -----------
TOTAL CURRENT LIABILITIES                                                                  14,717,462            2,170,569

Long term debt (Note 7)                                                                    18,322,857            2,074,609
Security deposits and other liabilities                                                       136,235              136,235
                                                                                          -----------          -----------
TOTAL LIABILITIES                                                                          33,176,554            4,381,413
                                                                                          -----------          -----------
STOCKHOLDERS' EQUITY

    Redeemable preferred stock, $1.20 par value. Authorized 100,000 shares;
    issued and outstanding 18,914 shares as at March 31, 2003
    and 19,740 shares at as December 31, 2002                                                  22,697               23,688
    Class A common stock, $1.20 par value. Authorized 9,870,000 shares;
    issued and outstanding 4,239,959 shares as at March 31, 2003 and
    3,993,419 shares at as December 31, 2002                                                5,087,951            4,792,103
    Class B common stock, $1.20 par value. Authorized 30,000 shares;
    issued and outstanding nil shares as at March 31, 2003 and nil
    shares as at December 31, 2002                                                                 --                   --
    Stock and options earned but not issued                                                    60,270              424,841
    Additional paid-in capital                                                             10,253,420            7,354,395
    Retained earnings                                                                       9,102,009            8,531,197
                                                                                          -----------          -----------
TOTAL STOCKHOLDERS' EQUITY                                                                 24,526,347           21,126,224
                                                                                          -----------          -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                $57,702,901          $25,507,637
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

                           CONSOLIDATED WATER CO. LTD.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                      (Expressed in United States Dollars)

                                                                      THREE MONTHS          THREE MONTHS
                                                                   ENDED MARCH 31,       ENDED MARCH 31,
                                                                              2003                  2002
                                                                   ---------------       ---------------
NET CASH FLOWS PROVIDED BY OPERATING ACTIVITIES                       $  1,166,841           $   590,025
                                                                      ------------           -----------

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES
   Purchase of property, plant and equipment                              (241,663)           (1,681,993)
   Business combinations, net of cash acquired                         (11,885,839)                   --
   Investment in affiliate                                             (12,069,998)                   --
   Collections from loans receivable                                       178,759                    --
                                                                      ------------           -----------

Net cash used in investing activities                                  (24,018,741)           (1,681,993)
                                                                      ------------           -----------

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES
   Proceeds from new credit facility                                    28,056,126             1,500,000
   Deferred expenditures                                                  (412,545)                   --
   Dividends paid                                                         (486,111)             (397,520)
   Proceeds from issuance of common stock                                  537,600               162,835
   Principal payments of long term debt                                 (1,687,500)              (12,500)
   Proceeds from bank loans                                                     --               500,000
                                                                      ------------           -----------

Net cash provided by financing activities                               26,007,570             1,752,815
                                                                      ------------           -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                3,155,670               660,847

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                           568,304               516,446
                                                                      ------------           -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                            $  3,723,974           $ 1,177,293
                                                                      ============           ===========

Interest paid in cash                                                 $    230,321           $    16,317
Interest received in cash                                             $      5,522           $     6,463

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

Date: June 26, 2003



                                                  By:/s/ Frederick McTaggart
                                                  Name: Frederick McTaggart
                                                  Title: Chief Financial Officer