Form 10-K/A
period 2002-12-31
CONSOLIDATED WATER CO LTD
filed 2003-06-30
CIK 928340

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K/A
(Amendment No. 3)

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

As at June 26, 2003, there were 4,275,568 shares of the registrant’s ordinary shares outstanding.

CONSOLIDATED WATER CO. LTD.
2002 FORM 10-K/A ANNUAL REPORT

Item 8. Financial Statements and Supplementary Data	1

Item 15. Exhibits, Financial Statements Schedules, and Reports on Form 8-K	24

Signatures	25

Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	26

Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	28

Explanatory Note

This annual report on Form 10-K/A is being filed to amend Item 8. “Financial Statements and Supplementary Data. Accordingly, pursuant to Rule 12b-15 under the Securities Act of 1934, as amended, this Form 10-K/A contains the complete text of Item 8. “Financial Statements and Supplementary Data.” as amended.

i

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

      The Company has included meter rental charges, water sales by truck, and connection and re-connection charges in water sales. In prior years, these amounts had been recorded as other income, however, management determined it more appropriate to reflect these amounts as water sales based on the nature of the amounts and their association with water sales. The effect of this reclassification was an increase in water sales and a decrease in other income of $243,969, $221,182, and $218,792 for the years ended December 31, 2002, 2001, and 2000, respectively. There is no impact on earnings per share since the Company had always included these amounts in the statements of operations and its determination of earnings per share.

      The Company has included interest expense in other income and expenses. In prior years, these amounts had been recorded as indirect expenses, however, management determined it more appropriate to reflect these amounts as other expenses based on the nature of the amounts. The effect of this reclassification was a decrease in indirect expenses and other income and expenses of $103,986, $99,956, and $135,847 for the years ended December 31, 2002, 2001, and 2000, respectively. There is no impact on earnings per share since the Company had always included these amounts in the statements of operations and its determination of earnings per share.

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

Dated: June 27, 2003

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

Date: June 27, 2003	By: /s/ Jeffrey M. Parker Name: Jeffrey M. Parker Title: Chief Executive Officer

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

Date: June 27, 2003

By: /s/ Frederick McTaggart Name: Frederick McTaggart Title: Chief Financial Officer