Form 10-Q
period 2003-06-30
CONSOLIDATED WATER CO LTD
filed 2003-08-14
CIK 928340

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transaction period from___________to__________

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

          Yes ☐   No ☒

As at July 31, 2003, there were 5,477,973 of the registrant’s ordinary shares of common stock, with CI$ 1.00 par value, outstanding.

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

The British Virgin Islands’ currency is U.S.$.

Forward-Looking Statements

This Form 10-Q for Consolidated Water Co. Ltd. (the “Company”) includes statements that may constitute “forward-looking” statements, usually containing the words “believe,” “estimate,” “project,” “intend,” “expect” or similar expressions. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements inherently involve risks and uncertainties that could cause actual results to differ materially from the forward-looking statements. Factors that would cause or contribute to such differences include, but are not limited to, the ability to successfully integrate the recently acquired companies into our business, the ability of the Company to repay the debt incurred to complete the recent acquisitions described in this Form 10-Q, continued acceptance of the Company’s products and services in the marketplace, changes in its relationship with the governments of the jurisdictions in which it operates, the ability to successfully secure contracts for water projects in other countries, the ability to develop and operate such projects profitably, and other risks detailed in the Company’s other periodic report filings with the Securities and Exchange Commission. By making these forward-looking statements, the Company undertakes no obligation to update these statements for revisions or changes after the date of this Form 10-Q.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

CONSOLIDATED WATER CO. LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Expressed in United States Dollars)

	June 30,	December 31,
	2003	2002

	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	4,038,433	568,304
Accounts receivable	2,463,187	1,406,947
Inventory	943,518	388,131
Prepaid expenses and other assets	407,452	370,429
Deferred expenditures	1,573,857	887,856
Current portion of loans receivable	1,080,127	—

Total current assets	10,506,574	3,621,667
Loans receivable	3,776,074	—
Property, plant and equipment, net	21,711,438	20,253,646
Investments in affiliates (Note 4)	10,501,278	12,450
Intangible assets (Note 6)	6,045,990	1,619,874
Goodwill	2,673,733	—

Total assets	$55,215,087	$25,507,637

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Dividends payable	506,209	508,444
Accounts payable and other liabilities	1,874,123	1,143,850
Current portion of long term debt (Note 7)	9,893,269	518,275

Total current liabilities	12,273,601	2,170,569
Long term debt (Note 7)	17,368,571	2,074,609
Security deposits and other liabilities	136,235	136,235

Total liabilities	29,778,407	4,381,413

Stockholders’ equity
Redeemable preferred stock, $1.20 par value. Authorized 100,000 shares; issued and outstanding 22,751 shares as at June 30, 2003 and 19,740 shares at as December 31, 2002	27,301	23,688
Class A common stock, $1.20 par value. Authorized 9,840,000 shares; issued and outstanding 4,275,568 shares as at June 30, 2003 and 3,993,419 shares at as December 31, 2002	5,130,682	4,792,103
Class B common stock, $1.20 par value. Authorized 60,000 shares; issued and outstanding nil shares as at June 30, 2003 and nil shares as at December 31, 2002	—	—
Stock and options earned but not issued	97,115	424,841
Additional paid-in capital	10,518,210	7,354,395
Retained earnings	9,663,372	8,531,197

Total stockholders’ equity	25,436,680	21,126,224

Total liabilities and stockholders’ equity	$55,215,087	$25,507,637

The accompanying information and notes are an
integral part of these condensed consolidated financial statements.

CONSOLIDATED WATER CO. LTD.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Expressed in United States Dollars)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002
Retail water sales	2,862,424	2,897,128	5,681,376	5,756,027
Bulk water sales	1,505,716	394,801	2,510,857	720,708
Service revenue	382,241	—	576,873	—

Total revenue	4,750,381	3,291,929	8,769,106	6,476,735

Retail cost of sales	(1,214,120)	(1,543,129)	(2,433,996)	(2,964,816)
Bulk cost of sales	(1,041,637)	(254,005)	(1,778,106)	(498,770)
Service cost of sales	(143,139)	—	(260,707)	—

Total cost of sales	(2,398,896)	(1,797,134)	(4,472,809)	(3,463,586)

Gross profit	2,351,485	1,494,795	4,296,297	3,013,149
General and administrative expenses	(1,328,090)	(658,246)	(2,356,716)	(1,236,984)

Income from operations	1,023,395	836,549	1,939,581	1,776,165

Other income (expenses):
Interest income	16,740	—	32,371	6,040
Interest expenses	(367,491)	(31,181)	(558,884)	(52,272)
Other income	100,345	5,891	191,608	7,827
Equity in earnings of affiliates	255,572	—	448,002	—

	5,166	(25,290)	113,097	(38,405)

Net income before income taxes	1,028,561	811,259	2,052,678	1,737,760
Income taxes	(15,520)	—	(21,513)	—

Net income	$1,013,041	$811,259	$2,031,165	$1,737,760

Basic earnings per share	$0.24	$0.20	$0.48	$0.44

Diluted earnings per common share	$0.23	$0.20	$0.47	$0.43

Dividends declared per share	$0.105	$0.105	$0.21	$0.21

Weighted average number of common shares used in the determination of:
Basic earnings per share	4,273,574	3,978,827	4,198,056	3,951,172
Diluted earnings per share	4,369,010	4,097,902	4,310,270	4,077,390

The accompanying information and notes are an
integral part of these condensed consolidated financial statements.

CONSOLIDATED WATER CO. LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Expressed in United States Dollars)

	Six Months	Six Months
	Ended June 30,	Ended June 30,
	2003	2002

Net cash flows provided by operating activities	3,330,998	2,145,823

Cash flows provided by (used in) investing activities
Deferred expenditures	301,714	—
Purchase of property, plant and equipment	(1,225,482)	(1,978,141)
Business combinations, net of cash acquired	(11,885,839)	—
Investment in affiliate	(8,961,624)	—
Collections from loans receivable	448,070	—

Net cash used in investing activities	(21,323,161)	(1,978,141)

Cash flows provided by (used in) financing activities
Proceeds from new credit facility	28,056,126	1,500,000
Deferred expenditures	(1,230,427)	—
Dividends paid	(901,218)	(836,020)
Proceeds from issuance of stock	584,980	347,855
Principal payments of long term debt	(5,047,169)	(226,470)
Proceeds from bank loans	—	500,000
Repurchase of redeemable preferred stock	—	(3,841)

Net cash provided by financing activities	21,462,292	1,281,524

Net increase in cash and cash equivalents	3,470,129	1,449,206
Cash and cash equivalents at beginning of period	568,304	516,446

Cash and cash equivalents at end of period	$4,038,433	$1,965,652

Interest paid in cash	$480,826	$48,943
Interest received in cash	$7,399	$6,040

The accompanying information and notes are an
integral part of these condensed consolidated financial statements.

CONSOLIDATED WATER CO. LTD.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Presentation of Financial Information

The accompanying unaudited condensed consolidated financial statements were prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. All adjustments that are, in the opinion of management, of a normal recurring nature and are necessary for a fair presentation of the interim financial statements have been included. The results of operations for the three and six month periods ended June 30, 2003 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

The accompanying consolidated financial statements of the Company should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10–K and Form 10-K/A for the year ended December 31, 2002.

2. Principles of Consolidation

The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of Belize Water Limited, DesalCo Limited, its wholly owned subsidiary DesalCo (Barbados) Limited, and Ocean Conversion (Cayman) Limited. All significant intercompany balances and transactions have been eliminated in consolidation.

3. Acquisitions

Effective February 1, 2003, the Company acquired 100% of the outstanding voting common shares of DesalCo Limited, its wholly owned subsidiary DesalCo (Barbados) Limited and Ocean Conversion (Cayman) Limited. The total consideration paid was $28,298,555, comprised of $25,500,000 in cash and 185,714 ordinary shares of the Company and $506,122 in costs related to the acquisitions.

These acquisitions provide the Company with a reverse osmosis plant design, construction and facility management and engineering services firm, as well as facilities and contracts to supply additional bulk potable water services in the Cayman Islands, Bahamas and Barbados and investments in desalination companies in the British Virgin Islands.

CONSOLIDATED WATER CO. LTD.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3. Acquisitions (continued)

The following table summarizes the estimated fair values of assets acquired and liabilities assumed at February 1, 2003. The Company is in the process of finalizing the allocations of purchase price, which is subject to refinement:

Current assets	4,940,343
Property, plant and equipment	949,800
Investments in affiliates	13,023,539
Intangible assets	4,868,861
Goodwill	2,673,733
Other assets	4,224,145

Total assets acquired	30,680,421

Current liabilities	1,201,870
Long term debt and liabilities	1,179,996

Total liabilities assumed	2,381,866

Net assets acquired	$28,298,555

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

The results of operations of the acquired companies are included in the condensed consolidated statements of income from February 1, 2003. The unaudited pro forma consolidated results of operations of Consolidated Water Co. Ltd., DesalCo Limited, DesalCo (Barbados) Limited, Ocean Conversion (Cayman) Limited, an equity interest in Ocean Conversion (BVI) Ltd. and investment in Waterfields Company Limited, had the companies been acquired at January 1, 2003 or 2002 would be as follows:

	Six Months	Six Months
	Ended June 30,	Ended June 30,
	2003	2002

Pro forma revenue	$9,201,009	$9,721,648
Pro forma net income	$2,082,800	$2,608,228
Pro forma earnings per share Basic	$0.50	$0.62
Diluted	$0.48	$0.61

CONSOLIDATED WATER CO. LTD.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

4. Investments in Affiliates

The Company also acquired as part of the acquisition described in Note 3, 50% and 100% of the outstanding voting common shares and non-voting common shares of Ocean Conversion (BVI) Ltd, and 12.7% of the outstanding voting common shares of Waterfields Company Limited (“Waterfields”). On May 9, 2003, the Company sold 100% of its non-voting shares in Ocean Conversion (BVI) Ltd., to Sage Water Holdings (BVI) Ltd. for approximately $2.1 million. The Company now owns 50% of the voting common shares of Ocean Conversion (BVI) Ltd.

The Company’s investment in Ocean Conversion (BVI) Ltd. is accounted for using the equity method of accounting. The investment in Waterfields is accounted for using the cost method of accounting.

5. Segment Information

Due to the recent acquisitions, management changed the Company’s internal organizational structure to effectively assimilate the business activities of the acquired companies. Consequently, management no longer considers it appropriate to report separate business segments based on geographical location. Under the Statements of Financial Accounting Standards 131, “Disclosure about Segments of an Enterprise and Related Information”, management now considers; (i) the operations to supply water to retail customers, (ii) the operations to supply water to bulk customers, and (iii) the provision of engineering and management services, as separate business segments. The segmented information that was previously reported for the Cayman Islands and the Bahamas is now reported as part of the Retail Water segment, and segmented information for Belize is now reported as part of the Bulk Water segment. The Services segment is new as a result of the recent acquisitions.

For purposes of segment information the accounts of Ocean Conversion (BVI) Ltd. have been proportionally consolidated into the Bulk Water segment. An adjustment has been made in reconciling items to account for the investment under the equity method. Also included in reconciling items are corporate expenses including interest expense that do not relate to any specific operating segment.

5. Segment Information (continued)

As at June 30 and for the three months then ended

	Retail Water		Bulk Water		Services		Reconciling items		Total

	2003	2002	2003	2002	2003	2002	2003	2002	2003	2002

Revenue	2,862,424	2,897,128	2,102,815	394,801	382,241	—	(597,099)	—	4,750,381	3,291,929
Cost of sales	1,214,120	1,543,129	1,267,692	254,005	143,139	—	(226,055)	—	2,398,896	1,797,134
Net income	981,549	723,553	124,077	87,706	77,827	—	(170,412)	—	1,013,041	811,259
Property, plant and equipment	19,050,174	18,299,626	4,420,400	1,467,726	11,607	—	(1,763,171)	—	21,719,010	19,767,352

As at June 30 and for the six months then ended

	Retail Water		Bulk Water		Services		Reconciling items		Total

	2003	2002	2003	2002	2003	2002	2003	2002	2003	2002

Revenue	5,681,376	5,756,027	3,594,741	720,708	576,873	—	(1,083,884)	—	8,769,106	6,476,735
Cost of sales	2,433,996	2,964,816	2,182,320	498,770	260,707	—	(404,214)	—	4,472,809	3,463,586
Net income	1,995,053	1,604,246	207,305	133,514	49,868	—	(221,061)	—	2,031,165	1,737,760
Property, plant and equipment	19,050,174	18,299,626	4,420,400	1,467,726	11,607	—	(1,763,171)	—	21,719,010	19,767,352

6. Intangible Assets

Effective February 1, 2003, the Company acquired 100% of the outstanding voting common shares of DesalCo Limited, its wholly-owned subsidiary DesalCo (Barbados) Ltd., and Ocean Conversion (Cayman) Limited. A portion of the purchase price was allocated to the following identifiable intangible assets.

(a) As part of the acquisition of DesalCo Limited the Company attributed $650,978 to intangible assets which represents the fair value of a Management Service Agreement dated December 4, 2000, under which DesalCo Limited provides management and engineering services to Ocean Conversion (BVI) Ltd. Management of the Company has determined that this intangible asset has an indefinite life, and therefore it is not being amortized.

(b) As part of the acquisition of DesalCo Limited the Company attributed $239,263 to intangible assets which represents the fair value of the DWEER™ Distribution Agreement between DesalCo Limited and DWEER Technology Limited dated September 24, 2002. Under this agreement DesalCo Limited was granted an exclusive right, within certain countries in the Caribbean, Central and South America, to distribute certain patented equipment, which can enhance the operational efficiency of reverse osmosis seawater desalination plants. The carrying amount of the DWEER™ Distribution Agreement is being amortized over the remaining term of the seven-year agreement.

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

7. Long term debt

As of June 30, 2003, the Company has two credit facilities with Scotiabank with the following principal balances:

•	$19,285,714 seven-year term loan bearing interest at an annually adjusted floating rate of LIBOR plus 1.5% to 3%, depending on the ratio of the Company’s consolidated debt to its consolidated earnings before interest, taxes and depreciation. The average interest rate for the six months ended June 30, 2003 was 4.07%.

•	$6,556,126 six-month term loan bearing interest on the same basis as the seven-year term loan. The average interest rate for the six months ended June 30, 2003 was 4.07%. On July 10, 2003, this loan was repaid in full as discussed in note 10.

•	In addition to the above two facilities, the Company has an un-drawn available line of credit for $2,000,000 bearing interest at the floating base rate as established by Cayman Islands Class A licensed banks from time to time. The interest rate at June 30, 2003 was 5.00%.

7. Long term debt (continued)

We have collateralized all borrowings under the three facilities by providing Scotiabank with a first lien on all of our assets, including the capital stock we acquired in our recent acquisitions.

In addition to the Scotiabank facilities, the Company’s wholly-owned subsidiary, Ocean Conversion (Cayman) Limited, as at June 30, 2003 has a balance of $1,420,000 on a 5-year term loan with the Bank of N.T. Butterfield & Son Ltd. bearing interest at 3-month LIBOR plus 1.5% that is repayable in 10 semi-annual installments. The interest rate at June 30, 2003 was 2.62%.

The Company is in compliance with restrictive covenants associated with its long term debt.

8. Earnings Per Share

Basic earnings per common share (“EPS”) is calculated by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. The computation of diluted EPS assumes the issuance of common shares for all dilutive-potential common shares outstanding during the reporting period. The dilutive effect of stock options is considered in earnings per common share calculations, if dilutive, using the treasury stock method.

The following summarizes information related to the computation of basic and diluted earnings per share for the three and six month periods ended June 30, 2003 and 2002.

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Net income, as reported	$1,013,041	$811,259	$2,031,165	$1,737,760
Less:
Dividends declared and earnings attributable on preference shares	(3,589)	(3,985)	(7,188)	(8,283)
Net income available to holders of ordinary shares in the determination of basic earnings per ordinary share	$1,009,452	$807,274	$2,023,977	$1,729,477

Weighted average number of ordinary shares in the determination of basic earnings per ordinary share	4,273,574	3,978,827	4,198,056	3,951,172
Plus:
Weighted average number of preference shares outstanding during the period	20,052	25,195	19,774	25,195
Potential dilutive effect of unexercised options	75,383	93,880	92,441	101,023

Weighted average number of shares used for determining diluted earnings per ordinary share	4,369,010	4,097,902	4,310,270	4,077,390

9. Stock Based Compensation

The Company currently has various stock option plans and an employee stock purchase plan. The Company accounts for stock–based compensation plans for employees and directors using the intrinsic value method. Under this method, the Company records no compensation expense for stock options granted when the exercise price of options granted is equal to or greater than the fair market value of the Company’s common stock on the date of grant.

The following table presents the effect on net income and earnings per share if the Company had applied a fair value recognition method:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Net income, as reported	$1,013,041	$811,259	$2,031,165	$1,737,760
Add: Stock-based employee compensation expense included in reported net income	37,470	30,084	65,340	59,784
Deduct: Total stock-based compensation expense determined under fair value based method for all awards	(128,125)	(51,226)	(137,494)	(61,720)

Pro forma net income	$922,386	$790,117	$1,959,011	$1,735,824

Earnings per share Basic – as reported	$0.24	$0.20	$0.48	$0.44

Basic – pro forma	$0.21	$0.20	$0.46	$0.44

Diluted – as reported	$0.23	$0.20	$0.47	$0.43

Diluted – pro forma	$0.21	$0.19	$0.45	$0.42

10. Impact of Recent Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities”. This interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. For public enterprises with a variable interest entity created before February 1, 2003 the Interpretation applies to that enterprise no later than the beginning of the first interim or annual reporting period beginning after June 15, 2003. The interpretation requires certain disclosures in financial statements issued after January 31, 2003 if it is reasonably possible that the Company will consolidate or disclose information about variable interest entities when the Interpretation becomes effective. The adoption of this Interpretation is not expected to have a material effect on the Company’s financial statements.

10. Impact of Recent Accounting Pronouncements (continued)

In May 2003, FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of nonpublic entities. The Company does not expect the adoption of the Statement to result in an impact on the Company’s financial statements.

11. Subsequent Events

On July 3, 2003, the Company completed an underwritten public offering of 1,200,000 ordinary shares at a price of $14.75 per share and granted the underwriters a 30-day option to purchase up to 265,150 additional ordinary shares on the same terms and conditions to cover over-allotments of shares. The Company received net proceeds from the offering of approximately $15,471,000 of which $6,556,126 was used to repay a six-month bridge loan from Scotiabank (Cayman Islands) Ltd. and approximately $8,100,000 will be used to complete our acquisition of Waterfields Company Limited. The balance of the net proceeds from our public offering will be used for general corporate purposes.

On July 30, 2003, the Company completed the acquisition of an additional 13.5% of the shares of Waterfields for approximately $1,400,000 and initiated a tender offer conducted outside of the United States for an additional 64.7% of the remaining shares of Waterfields for approximately $6,700,000. We expect our ownership interest in Waterfields to be 90.9% upon completion of the tender offer.

On August 4, 2003, the underwriters of the Company’s public offering of July 3, 2003 exercised their over-allotment option as to 192,150 ordinary shares at a price of $14.75 per share. We received net proceeds of $2,680,493 which will be used for repayment of debt and general corporate purposes.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Recent Acquisitions

Effective February 1, 2003, the Company acquired 100% of the outstanding voting common shares of DesalCo Limited, its wholly-owned subsidiary DesalCo (Barbados) Ltd., and Ocean Conversion (Cayman) Limited. In February 2003, the Company also acquired 50% of the voting common shares of Ocean Conversion (BVI) Ltd. These acquisitions increase our daily water production capacity in the Cayman Islands and the Commonwealth of the Bahamas and expand our geographic presence to include Barbados and the British Virgin Islands. As a result of these acquisitions, our daily capacity has more than tripled from approximately 2.9 to approximately 10.9 million U.S. gallons per day. With one of these acquisitions, we obtained the exclusive right through 2009 to distribute the DWEER™ Energy Recovery System for use in reverse osmosis seawater desalination plants in the Caribbean basin. We believe the DWEER™ System gives us a distinct competitive advantage when bidding for new plant construction projects.

Financial results of the acquired businesses from February 1, 2003 have been included in the condensed consolidated financial statements in Item 1.

Revenue

Revenue is comprised of retail water sales via pipeline to individual customers, bulk water sales to large commercial or municipal customers, and fees for management and engineering services.

Expenses

Expenses include the cost of sales (“direct expenses’’) and general and administrative expenses (“indirect expenses”). Direct expenses include royalty payments to the Cayman Islands government; electricity and chemicals expenses; production equipment and facility depreciation costs; equipment maintenance expenses, operational staff costs and amortization of intangible assets. Indirect expenses consist primarily of salaries and employee benefits for administrative personnel, stock compensation expenses, office lease payments, depreciation on fixed assets used for administrative purposes and legal and professional fees. There are no income taxes in the Cayman Islands, and we are currently exempt from taxes in the British Virgin Islands and Belize. We may be liable for a business license fee in the Bahamas. We pay income tax in Barbados.

Critical Accounting Policies

The preparation of our financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to trade accounts receivable, intangible assets and goodwill. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. We believe the following critical accounting policies are the most important to the presentation of our financial condition and results and require management’s more significant judgments and estimates in the preparation of our consolidated financial statements.

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

Goodwill: We account for acquisitions under the purchase method using the accounting standards established in Statements of Financial Accounting Statements No. 141, “Business Combinations” and No. 142, “Goodwill and Other Intangible Assets”. These rules require us to assess goodwill which arises from the acquisition under the purchase method for impairment at least annually or more frequently if certain indicators are present. These statements require estimates in both the purchase price allocation and the fair value of our reporting units. Impairment of goodwill is tested based on projected discounted future cash flows of our reporting units using a discount rate reflecting our average cost of funds.

Results of Operations

Three and Six Months Ended June 30, 2003 Compared to Three and Six Months Ended June 30, 2002

Revenue

Total revenue increased by 44.3% from $3,291,929 to $4,750,381 for the three months ended June 30, 2003 and by 35.4% from $6,476,735 to $8,769,106 for the six months ended June 30, 2003 when compared to the same three and six month periods in 2002.

Revenue from our retail water (“Retail”) operations decreased by 1.2% from $2,897,128 to $2,862,424 for the three months ended June 30, 2002 and 2003, respectively, and by 1.3% from $5,756,027 to $5,681,376 for the six months ended June 30, 2002 and 2003, respectively. This decrease was due to slightly lower sales in our primary market in the Cayman Islands.

Revenue from our bulk water (“Bulk”) operations increased by 281.4% from $394,801 to $1,505,716 for the three months ended June 30, 2002 and 2003, respectively, and by 248.4% from $720,708 to $2,510,857 for the six months ended June 30, 2002 and 2003, respectively. This increase was due to our recent acquisition of Ocean Conversion (Cayman) Limited.

Revenue from services (Services”) increased from nil to $382,241 for the three months ended June 30, 2002 and 2003, respectively and from nil to $576,873 for the six months ended June 30, 2002 and 2003, respectively. This increase was due to our recent acquisition of DesalCo Limited and its wholly-owned subsidiary DesalCo (Barbados) Ltd.

Other Income (Expenses)

Total other income (expenses) changed by 120.4% from an expense of $25,290 to income of $5,166 for the three months ended June 30, 2003 and by 394.5% from an expense of $38,405 to income of $113,097 for the six months ended June 30, 2003 when compared to the same three and six month periods in 2002. This increase was due primarily to income and profit sharing from our equity investment in Ocean Conversion (BVI) Ltd. This was offset by the increased interest expense related to the loan interest and bank fees incurred in connection with our recent acquisitions and the additional interest paid on the early repayment of our European Investment Bank loan.

We expect loan interest costs to decrease because a portion of the proceeds received from our completed equity offering was used to repay our Scotiabank six-month term loan. We are also amortizing our bridge financing fees over a period of six months starting February 1, 2003. During the three months ended June 30, 2003 we expensed $123,768 of bridge financing fees and $79,618 of bridge financing interest. During the six months ended June 30, 2003 we expensed $206,280 of bridge financing fees and $124,097 of bridge financing interest.

Cost of Sales

Total cost of sales increased by 33.5% from $1,797,134 to $2,398,896 for the three months ended June 30, 2003 and by 29.1% from $3,463,586 to $4,472,809 for the six months ended June 30, 2003 when compared to the same three and six month periods in 2002. During these same periods in 2003 our total revenue increased by 44.3% and 35.4%, respectively.

Cost of sales of our Retail operations decreased by 21.3% from $1,543,129 to $1,214,120 for the three months ended June 30, 2002 and 2003, respectively, and by 17.9% from $2,964,816 to $2,433,996 for the six months ended June 30, 2002 and 2003, respectively, while our Retail revenue decreased by 1.2% and 1.3% for the same periods. This decrease in cost of sales resulted primarily from the cancellation of the Governor’s Harbour plant operating contract on February 7, 2003, which decreased our water purchase expense. Due to our recent acquisitions and cancellation of the Governor’s Harbour plant operating contract, we expect our Retail cost of sales going forward to remain at this lower percentage of Retail revenues.

Cost of sales of our Bulk operations increased by 310.1% from $254,005 to $1,041,637 for the three months ended June 30, 2002 and 2003, respectively, and by 256.5% from $498,770 to $1,778,106 for the six months ended June 30, 2002 and 2003, respectively, while our Bulk revenue increased by 281.4% and 248.4% for the same periods. This increase in cost of sales resulted almost entirely from the operating costs of our recent acquisition of Ocean Conversion (Cayman) Limited which included the amortization costs of the intangible assets that was recognized in conjunction with our recent acquisition of Ocean Conversion (Cayman) Limited.

Cost of sales of our Services reporting segment were $143,139 for the three months ended June 30, 2003 and $260,707 for the six months ended June 30, 2003. These relate to our recent acquisition of DesalCo Limited and its wholly-owned subsidiary DesalCo (Barbados) Ltd. which include the amortization cost of the intangible asset that was recognized in conjunction with our recent acquisition of DesalCo Limited.

Gross Profit

Overall gross profit margin increased from 45.4% to 49.5% for the three months ended June 30, 2003 and from 46.5% to 49.0% for the six months ended June 30, 2003 when compared to the same three and six month periods in 2002, for the reasons explained below.

Gross profit margin for our Retail operations increased from 46.7% to 57.6% for the three months ended June 30, 2003 and from 48.5% to 57.2% for the six months ended June 30, 2003 when compared to the same three and six month periods in 2002. The primary reason for this increase is that our Retail cost of sales decreased as a result of the cancellation of the Governor’s Harbour plant operating contract.

Gross profit margin for our Bulk operations decreased from 35.7% to 30.8% for the three months ended June 30, 2003 and from 30.8% to 29.2% for the six months ended June 30, 2003 when compared to the same three and six month periods in 2002. The primary reason for this decrease is the increased cost of sales in our Belize Bulk operations due to leasing costs for a potable Reverse Osmosis unit which we are operating to meet our customer’s water demand needs while we upgrade our permanent Reverse Osmosis units. We generally sell water to our Bulk customers at a lower profit margin than to our Retail customers.

Gross profit margin for our Services reporting segment was 62.6% for the three months ended June 30, 2003 and 54.8% for the six months ended June 30, 2003.

General and Administrative Expenses

Total general and administrative expenses increased by 101.8% from $658,246 to $1,328,090 for the three months ended June 30, 2003 and by 90.5% from $1,236,984 to $2,356,716 for the six months ended June 30, 2003 when compared to the same three and six month periods in 2002. General and administrative expenses were at 20.0% and 28.0% of total revenue for the three months ended June 30, 2002 and 2003, respectively and at 19.1% and 26.9% of total revenue for the six months ended June 30, 2002 and 2003, respectively.

General and administrative expenses for our Retail operations increased by 7.2% from $607,796 to $651,672 for the three months ended June 30, 2002 and 2003, respectively, and by 6.8% from $1,145,704 to $1,223,652 for the six months ended June 30, 2002 and 2003, respectively. This increase is comprised primarily of higher insurance, rent and staff costs.

General and administrative expenses for our Bulk operations increased by 976.3% from $50,450 to $543,007 for the three months ended June 30, 2002 and 2003, respectively, and by 892.8% from $91,280 to $906,251 for the six months ended June 30, 2002 and 2003, respectively. This increase is almost entirely the result of the inclusion of the general and administrative expenses of Ocean Conversion (Cayman) Limited. We expect to reduce general and administrative expenses as we continue to assimilate the administrative functions of our recent acquisitions.

General and administrative expenses for our Services reporting segment were $133,411 for the three months ended June 30, 2003 and $226,813 for the six months ended June 30, 2003. This is entirely the result of our recent acquisitions of DesalCo Limited and its wholly-owned subsidiary DesalCo (Barbados) Ltd. We expect to reduce general and administrative expenses as we continue to assimilate the administrative functions of our recent acquisitions.

Net Income

Net income increased by 24.9% from $811,259 to $1,013,041 for the three months ended June 30, 2003 and by 16.9% from $1,737,760 to $2,031,165 for the six months ended June 30, 2003 when compared to the same three and six month periods in 2002. We expect net income to increase because interest expense has decreased since we repaid the acquisition bridge financing from Scotiabank using the proceeds from our equity offering, and in August 2003, we will have fully amortized the bank fees related to this bridge financing.

Dividends

On January 31, 2003, we paid a dividend of $0.105 to shareholders of record on December 31, 2002, on April 30, 2003, we paid a dividend of $0.105 to shareholders of record on March 31, 2003 and on July 31, 2003, we paid a dividend of $0.105 to shareholders of record on June 30, 2003. We have consistently paid dividends to owners of our ordinary and redeemable preferred shares since we began declaring dividends in 1985. Our board of directors has established a policy, but not a binding obligation, that we will seek to maintain a dividend pay out ratio in the range of 50% to 60% of net income. While this policy is subject to modification by our board of directors, we expect to continue increasing our dividends, if our earnings grow. Our payment of any future cash dividends, however, will depend upon our earnings, financial condition, capital demand and other factors, including the condition in our new loan agreement effective February 7, 2003, with Scotiabank (Cayman Islands) Ltd. that dividends be paid only from current cash flows.

Liquidity and Capital Resources

Overview

Prior to our completion of the recent acquisitions, we generated cash primarily from our operations in the Cayman Islands, the Bahamas and Belize and, to a lesser extent, from the sale of our shares and through loans and credit facilities obtained from two banks. As a result of our recent acquisitions, we began to generate cash from our recently acquired operations in the Cayman Islands, the Bahamas and Barbados; and from dividends and profit sharing from our equity investment in the British Virgin Islands. Cash flow is affected by the timely receipt of customer payments, by operating expenses, the timeliness and adequacy of rate increases (excluding automatic adjustments to our rates for inflation and electricity costs), and various factors affecting tourism in the Cayman Islands, Belize, the British Virgin Islands, Barbados and the Bahamas, such as weather conditions and the economy. We use cash to fund our operations in the Cayman Islands, Belize, the British Virgin Islands, Barbados and the Bahamas, to fund capital projects, to expand our infrastructure, to pay dividends, to repay principal on our loans, to repurchase our shares when appropriate and to take advantage of new investment opportunities which expand our operations.

Operating Activities

Cash generated from operating activities for the six months ended June 30, 2002 and 2003 was $2,145,823 and $3,330,998, respectively. We generate cash through the utilization of our existing plants, equipment and resources in all segments of the business, minimization of water losses and operating efficiencies created by our management team. We believe that our administrative staff will be able to manage all our combined operations so that our indirect costs will not increase in proportion to water sales.

Investing Activities

Cash used in investing activities during the six months ended June 30, 2002 and 2003 was $1,978,141 and $21,323,161, respectively. Cash in the amount of $23,955,837 was used for our recent acquisitions. During the same period in 2002, our investing activities consisted of expenditures for new property, plant and equipment, including $1,500,000 on the purchase of the Britannia reverse osmosis plant.

Financing Activities

On February 7, 2003, we utilized a credit facility with Scotiabank (Cayman Islands) Ltd. in order to exchange consideration for our recent acquisitions and repay our existing debt. Cash provided by financing activities for the six months ended June 30, 2002 and 2003 was $1,281,524 and $21,462,292, respectively. During the six months ended June 30, 2003, our primary financing activity was to draw down $28,056,126 from our Scotiabank facilities of which $1,687,500 was used to repay our Royal Bank of Canada credit facility. In addition, we fully repaid our European Investment Bank loan of $905,384. Also during the period, $2,214,286 was repaid on our Scotiabank facilities, and on July 10, 2003, we repaid the remaining balance of our bridge facility with proceeds from our equity offering. During the six months ended June 30, 2002, our primary financing activity was a draw down of our Royal Bank of Canada credit facility for an additional $1,500,000 in order to finance our investment in the Britannia reverse osmosis plant, plus an increase in our short-term bank indebtedness.

Material Commitments for Capital Expenditures and Contingencies

At June 30, 2003, we had committed approximately $300,000 for capital expenditures for the purchase, construction and site preparation of two water storage tanks at our Governors Harbour plant. We intend to finance these projects using cash from operations.

On February 7, 2003, we entered into a loan agreement with Scotiabank (Cayman Islands) Ltd. to finance the recent acquisitions and pay off our existing debt. The facilities are comprised of the following:

•	$2 million revolving line of credit bearing interest at the floating base rate as established by Cayman Island Class A licensed banks from time to time. The present interest rate is 5.00%

•	$20 million seven-year term loan bearing interest at an annually adjusted floating rate of LIBOR plus 1.5% to 3%, depending on the ratio of our consolidated debt to our consolidated earnings before interest, taxes and depreciation. The average interest rate for the six months ended June 30, 2003 was 4.07%. The current interest rate is 3.86%.

•	$17.1 million six-month term loan bearing interest on the same basis as the seven-year term loan. The average interest rate for the six months ended June 30, 2003 was 4.07%. The present interest rate is 3.86%.

We have used the proceeds from these facilities to repay our debt with Royal Bank of Canada and the European Investment Bank, for working capital and to finance our recent acquisitions.

On July 30, 2003, we purchased an additional 13.5% equity interest in Waterfields Company Limited, a Bahamian company, from Bacardi & Co. for BAH$1,397,250. In addition to the transaction with Bacardi, we also have an agreement to acquire an additional 64.7% of the shares of Waterfields Company

Limited, at a price of BAH$690 per share, through a tender offer conducted outside of the United States to the remaining shareholders of Waterfields Company Limited. We intend to use $6,715,770 from our share offering proceeds to complete the tender offer.

As of June 30, 2003, we have an outstanding balance of $25,841,840 on our Scotiabank loan facilities. We are required to make monthly payments of interest for all borrowings under the revolving line of credit and quarterly payments of interest for all amounts drawn down under the two term loans. We are obligated to make 28 equal quarterly payments of principal under the seven-year term loan. All amounts borrowed under the six-month term loan were repaid on July 10, 2003.

As part of our acquisition of our interests in Ocean Conversion (Cayman) Limited, with the approval of Scotiabank (Cayman Islands) Ltd., we have guaranteed the performance of Ocean Conversion (Cayman) Limited to the Cayman Islands government, pursuant to the water supply contract with the Water Authority-Cayman dated April 25, 1994 as amended.

As part of the acquisition of our interests in Ocean Conversion (Cayman) Limited, we agreed to indemnify the seller in respect of a guarantee given by the seller to the bank of N. T. Butterfield & Son Ltd. for 100% of the borrowings of Ocean Conversion (Cayman) Limited totaling US$2.4 million. We are in the process of refinancing Ocean Conversion (Cayman) Limited’s loan with Scotiabank (Cayman Islands) Ltd. and we will guarantee 100% thereof.

As part of the acquisition of our interests in Ocean Conversion (BVI) Ltd., we agreed to indemnify the seller in respect of a guarantee given by the seller to the bank of N. T. Butterfield & Son Ltd. for 55% of the borrowings of Ocean Conversion (BVI) Ltd. totaling US$1.25 million. We are in the process of refinancing Ocean Conversion (BVI) Ltd’s loan with Scotiabank (Cayman Islands) Ltd. and we will guarantee 50% thereof.

As a result of our acquisition of interests in Waterfields Company Limited, we guarantee the performance of Waterfields Company Limited to the Water and Sewerage Corporation of the Bahamas in relation to the water supply contract between Waterfields Company Limited and the Water & Sewerage Corporation.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Credit Risk

We are not exposed to significant credit risk on retail customer accounts in the Cayman Islands and Bimini, Bahamas, as our policy is to cease supply of water to customers whose accounts are more than 45 days overdue. Our main exposure to credit risk is from our bulk water sales customers in Belize, the British Virgin Islands, Barbados and the Cayman Islands. In addition, the entire balance of our loan receivable is due from the Water Authority-Cayman.

Interest Rate Risk

As of June 30, 2003, we had loans outstanding of $25,841,840 from Scotiabank (Cayman Islands) Ltd., at an annually adjusted floating rate of LIBOR plus 1.5% to 3%, depending on the ratio of our consolidated debt to our consolidated earnings before interest, taxes and depreciation. We are subject to interest rate risk to the extent that LIBOR or Scotiabank (Cayman Islands) Ltd.’s prime lending rate changes.

Foreign Exchange Risk

All of our foreign currencies have fixed exchanged rates to the U.S. dollar. If any of these fixed exchange rates become a floating exchange rate our results of operation could be adversely affected.

Item 4. Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer (collectively, the “Certifying Officers”) are responsible for establishing and maintaining disclosure controls and procedures for us. Such officers have concluded (based upon their evaluation of these controls and procedures as of the end of the period covered by this report) that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in this report is accumulated and communicated to management, including our principal executive officers as appropriate, to allow timely decisions regarding required disclosure.

The Certifying Officers also have indicated that there were no significant changes in our internal controls or other factors that could significantly affect such controls subsequent to the date of their evaluation, and there were no corrective actions with regard to significant deficiencies and material weaknesses.

Our management, including each of the Certifying Officers, does not expect that our disclosure controls or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of these inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II — OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

On April 2, 2003, we issued 30,000 ordinary shares to a vendor, pursuant to the exercise of stock options. The aggregate exercise price of the option was $236,250. The issuance of the shares was exempt from registration under Section 4(2) of the Securities Act of 1933 because the shares were issued to a vendor who has knowledge of all material information relating to us. Proceeds of the transaction will be used for general corporate purposes.

On April 28, 2003, we issued 5,609 ordinary shares to one of our directors who is also an executive officer, pursuant to the exercise of stock options. The aggregate exercise price of the option was $39,824. The issuance of the shares was exempt from registration under Section 4(2) of the Securities Act of 1933 because the executive officer has knowledge of all material information relating to us. Proceeds of the transaction were used for general corporate purposes.

As consideration for their services to the Company, on June 4, 2003, the Company granted to 15 of its employees located in the Cayman Islands an aggregate of 2,993 shares of redeemable preferred stock (“Preferred Stock”) of which three of these employees purchased an additional 844 shares at $8.95 per share. In addition, the Company issued to nine of its employees options to purchase an additional 14,745 ordinary shares of common stock having an exercise price of $15.42 per share. The securities issued to the employees were exempt from registration under Regulation S promulgated under the Securities Act of 1933 because the shares were offered and sold outside of the United States to non-US persons, as defined in Regulation S.

If an employee remains employed by the Company for at least four years, or a person or affiliated group of persons acquires 30% or more of the Company’s ordinary shares of common stock (whether or not the Preferred Stock has been held for four years), the Company is obligated to exchange the Preferred Stock for the same number of ordinary shares of common stock. The Company is also obligated to exchange the Preferred Stock for an equal number of ordinary shares of common stock if an employee’s employment with the Company or any of its affiliates terminates by reason of the employee’s death, permanent disability or the employee reaches the age of 65 years. However, if an employee’s employment with the Company or any of its affiliates terminates for any other reason, the Company may at any time up to and including the first anniversary of such termination, redeem the employee’s Preferred Stock for cash equal to 75% of the average of the closing market price for the Company’s ordinary shares of common stock on each of the first seven trading days in the month of October of the year in which such Preferred Stock was issued to the employee.

The options to purchase ordinary shares of common stock which were issued to the employees as discussed above vest on June 29, 2007 and expire one month thereafter. However, an option may be exercised by an employee at any time during the period commencing on the earliest of the date of death of the employee, the date on which the employment of the employee is terminated as a result of permanent disability or the date on which the employee retires having reached the age of 65 years.

Item 4. Submission of Matters to a Vote of Security Holders

(a)	The Annual Meeting of the Company’s shareholders was held on May 21, 2003. Of the 4,239,959 ordinary shares outstanding on the record date of March 31, 2003, a total of 3,408,965 shares were represented in person or by proxy.

(b)	(i) The following directors were re-elected effective May 21, 2003

	Votes Cast

	For	Withheld Authority

Wilmer Pergande	3,379,144	29,781
Peter D. Ribbins	3,376,974	31,991
Raymond Whittaker	3,379,144	29,781

(ii)	The following directors were not up for reelection at the Annual Meeting and their terms of office as a director continued after the Annual Meeting:

William T. Andrews J. Bruce Bugg, Jr. Brian E. Butler Steven A. Carr Jeffrey M. Parker Carson K. Ebanks Richard L. Finlay Clarence B. Flowers, Jr. Frederick F. McTaggart

(c)	The vote to approve KPMG as Independent Accountants for the year 2003 at a fee to be agreed by the directors was 3,331,641 for, 73,910 against and 3,414 abstain.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit
Number	Exhibit Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of the Company

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of the Company

32.1	Section 1350 Certification of Chief Executive Officer of the Company

32.2	Section 1350 Certification of Chief Financial Officer of the Company

(b)	Reports on Form 8-K

A Current Report on Form 8-K/A was filed with the Securities and Exchange Commission (“SEC”) on April 25, 2003 by the Company amending a Form 8-K filed with the SEC on February 13, 2003 in order to include financial information under Item 7. Financial Statements and Exhibits.

A Current Report on Form 8-K was filed with the SEC on May 19, 2003 by the Company reporting its first quarter earnings. Information was included under Item 9 of such Report.

A Current Report on Form 8-K was filed with the SEC on June 20, 2003 by the Company reporting its anticipated operating results through December 2003. Such information was included under Item 5. Other Events.

A Current Report on Form 8-K was filed with the SEC on June 24, 2003 by the Company reporting its anticipated operating results through December 2004. Such information was included under Item 5. Other Events.

SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONSOLIDATED WATER CO. LTD

By: /s/ Jeffrey M. Parker

Jeffrey M. Parker Chairman of the Board of Directors and Chief Executive Officer

Dated: August 14, 2003