Form 10-Q
period 2003-09-30
CONSOLIDATED WATER CO LTD
filed 2003-11-14
CIK 928340

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(MARK ONE)

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended SEPTEMBER 30, 2003

                                       OR

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transaction period from _______________ to _______________

                         Commission File Number: 0-25248

                           CONSOLIDATED WATER CO. LTD.
     ----------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

       CAYMAN ISLANDS                                      N/A
-------------------------------             -----------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

  TRAFALGAR PLACE, WEST BAY ROAD, P.O. BOX 1114 GT,
                GRAND CAYMAN, B.W.I.                              N/A
---------------------------------------------------            ----------
      (Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code:  (345) 945-4277

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

As at October 15, 2003, there were 5,670,123 of the registrant's ordinary shares of common stock, with CI$ 1.00 par value, outstanding.


================================================================================

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

The British Virgin Islands' currency is U.S.$.

                                TABLE OF CONTENTS


Section                   Description                                                                    Page
-------                   -----------                                                                    ----
PART I                    FINANCIAL INFORMATION

  Item 1.                 Financial Statements

                          Condensed Consolidated Balance Sheets as at September 30, 2003
                             and December 31, 2002.................................................        1

                          Condensed Consolidated Statements of Income for each of the
                             three and nine months ended September 30, 2003 and 2002 ..............        2

                          Condensed Consolidated Statements of Cash Flows for the
                             nine months ended September 30, 2003 and 2002.........................        3

                          Notes to Condensed Consolidated Financial Statements.....................        4

  Item 2.                 Management's Discussions and Analysis of Financial Condition
                             and Results of Operations.............................................       13

  Item 3.                 Quantitative and Qualitative Disclosures about Market Risk...............       19

  Item 4.                 Controls and Procedures..................................................       19

PART II                   OTHER INFORMATION

  Item 2.                 Changes in Securities and Use of Proceeds................................       20
  Item 6.                 Exhibits and Reports on Form 8-K.........................................       21

SIGNATURE               ...........................................................................       22



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

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                           CONSOLIDATED WATER CO. LTD.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (Expressed in United States Dollars)


                                                                                 September 30,          December 31,
                                                                                      2003                 2002
                                                                                   -----------          -----------
                                                                                   (Unaudited)
                                                   ASSETS
CURRENT ASSETS
    Cash and cash equivalents                                                        7,705,467              568,304
    Accounts receivable                                                              3,720,730            1,406,947
    Inventory                                                                        1,591,240              388,131
    Prepaid expenses and other assets                                                  650,623              370,429
    Deferred expenditures                                                                   --              887,856
    Current portion of loans receivable                                              1,072,687                   --
                                                                                   -----------          -----------
TOTAL CURRENT ASSETS                                                                14,740,747            3,621,667

Loans receivable                                                                     3,476,371                   --
Property, plant and equipment, net                                                  29,093,858           20,253,646
Other assets                                                                           563,264                   --
Investments in affiliates (Note 5)                                                   9,791,468               12,450
Intangible assets (Note 7)                                                           5,822,268            1,619,874
Goodwill (Note 4)                                                                    4,942,140                   --
                                                                                   -----------          -----------
TOTAL ASSETS                                                                       $68,430,116          $25,507,637
                                                                                   ===========          ===========
                                    LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
    Dividends payable                                                                  657,872              508,444
    Accounts payable and other liabilities                                           1,650,753            1,143,850
    Current portion of long term debt (Note 8)                                       3,830,144              518,275
                                                                                   -----------          -----------
TOTAL CURRENT LIABILITIES                                                            6,138,769            2,170,569

Long term debt (Note 8)                                                             17,647,044            2,074,609
Security deposits and other liabilities                                                136,235              136,235
                                                                                   -----------          -----------
TOTAL LIABILITIES                                                                   23,922,048            4,381,413
                                                                                   -----------          -----------
Minority interest in Waterfields Company Limited                                       730,220                   --
                                                                                   -----------          -----------
STOCKHOLDERS' EQUITY
    Redeemable preferred stock, $1.20 par value. Authorized                            100,000
    shares; issued and outstanding 22,751 shares as at September 30,
    2003 and 19,740 shares at as December 31, 2002                                      27,301               23,688
    Class A common stock, $1.20 par value. Authorized  9,840,000 shares;
    issued and outstanding 5,670,123 shares as at September 30, 2003 and
    3,993,419 shares at as December 31, 2002                                         6,804,148            4,792,103
    Class B common stock, $1.20 par value. Authorized 60,000 shares;
    issued and outstanding nil shares as at September  30, 2003 and nil
    shares as at December 31, 2002                                                          --                   --
    Stock and options earned but not issued                                             91,200              424,841
    Additional paid-in capital                                                      26,671,229            7,354,395
    Retained earnings                                                               10,183,970            8,531,197
                                                                                   -----------          -----------
TOTAL STOCKHOLDERS' EQUITY                                                          43,777,848           21,126,224
                                                                                   -----------          -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                         $68,430,116          $25,507,637
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

                           CONSOLIDATED WATER CO. LTD.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                      (Expressed in United States Dollars)


                                                      Three Months Ended                       Nine Months Ended
                                                         September 30,                            September 30,
                                              -----------------------------------       -----------------------------------
                                                  2003                   2002               2003                  2002
                                              ------------           ------------       ------------           ------------
Retail water sales                               2,572,152              2,523,957          8,253,530              8,279,984
Bulk water sales                                 2,141,092                391,109          4,621,534              1,111,817
Service revenue                                    290,857                     --            867,730                     --
                                              ------------           ------------       ------------           ------------
TOTAL REVENUE                                    5,004,101              2,915,066         13,742,794              9,391,801
                                              ------------           ------------       ------------           ------------

Retail cost of sales                            (1,208,113)            (1,418,825)        (3,642,109)            (4,383,641)
Bulk cost of sales                              (1,619,886)              (295,122)        (3,382,423)              (793,892)
Service cost of sales                              (94,236)                    --           (354,944)                    --
                                              ------------           ------------       ------------           ------------
TOTAL COST OF SALES                             (2,922,235)            (1,713,947)        (7,379,476)            (5,177,533)
                                              ------------           ------------       ------------           ------------

GROSS PROFIT                                     2,081,866              1,201,119          6,363,318              4,214,268

General and administrative expenses             (1,216,816)              (574,266)        (3,561,457)            (1,811,251)
                                              ------------           ------------       ------------           ------------

INCOME FROM OPERATIONS                             865,050                626,853          2,801,861              2,403,017
                                              ------------           ------------       ------------           ------------

Other income (expenses):
     Interest income                                24,975                     --             56,768                  6,040
     Interest expense                              (91,920)               (26,199)          (650,425)               (78,472)
     Other income                                  119,155                  4,115            310,848                 11,943
     Equity in earnings of affiliate               221,773                     --            669,775                     --
                                              ------------           ------------       ------------           ------------

                                                   273,983                (22,084)           386,966                (60,489)
                                              ------------           ------------       ------------           ------------

NET INCOME BEFORE INCOME TAXES                   1,139,033                604,769          3,188,827              2,342,528

     Income taxes                                   (2,538)                    --            (24,051)                    --
     Minority interest                             (15,197)                    --            (15,197)                    --
                                              ------------           ------------       ------------           ------------
NET INCOME                                    $  1,121,298           $    604,769       $  3,149,579           $  2,342,528

BASIC EARNINGS PER SHARE                      $       0.20           $       0.15       $       0.67           $       0.59
                                              ============           ============       ============           ============

DILUTED EARNINGS PER COMMON SHARE             $       0.20           $       0.15       $       0.66           $       0.57
                                              ============           ============       ============           ============

DIVIDENDS DECLARED PER SHARE                  $      0.105           $      0.105       $      0.315           $      0.315
                                              ============           ============       ============           ============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
USED IN THE DETERMINATION OF:

     Basic earnings per share                    5,570,570              3,983,072          4,660,588              3,961,922

     Diluted earnings per share                  5,676,375              4,095,369          4,770,941              4,081,489



                  The accompanying information and notes are an integral part of these condensed consolidated financial statements.

                           CONSOLIDATED WATER CO. LTD.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                      (Expressed in United States Dollars)


                                                                     Nine Months                Nine Months
                                                                       Ended                       Ended
                                                                    September 30,               September 30,
                                                                        2003                        2002
                                                                    ------------                ------------
NET CASH FLOWS PROVIDED BY OPERATING ACTIVITIES                        4,472,623                   3,685,757
                                                                    ------------                ------------

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES
   Deferred expenditures                                                 401,971                    (306,694)
   Purchase of property, plant and equipment                          (1,841,816)                 (2,036,900)
   Business combinations, net of cash acquired                       (19,892,894)                         --
   Investment in affiliate                                            (8,961,624)                         --
   Collections from loans receivable                                     671,083                          --
                                                                    ------------                ------------

Net cash used in investing activities                                (29,623,280)                 (2,343,594)
                                                                    ------------                ------------

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES
   Proceeds from new credit facility                                  28,056,126                   1,500,000
   Deferred expenditures                                                (383,207)                   (289,121)
   Dividends paid                                                     (1,347,307)                 (1,233,550)
   Proceeds from issuance of stock                                    18,373,814                     347,855
   Principal payments of long term debt                              (12,411,606)                   (263,970)
   Repurchase of common stock                                                 --                     (32,869)
   Repurchase of redeemable preferred stock                                   --                      (3,841)
                                                                    ------------                ------------

Net cash provided by financing activities                             32,287,820                      24,504
                                                                    ------------                ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                              7,137,163                   1,366,667

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                         568,304                     516,446
                                                                    ------------                ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                          $  7,705,467                $  1,883,113
                                                                    ============                ============

Interest paid in cash                                               $    600,335                $     66,533
Interest received in cash                                           $     55,957                $      6,040




                  The accompanying information and notes are an integral part of these condensed consolidated financial statements.

                           CONSOLIDATED WATER CO. LTD.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1. PRESENTATION OF FINANCIAL INFORMATION

The accompanying unaudited condensed consolidated financial statements were prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. All adjustments that are, in the opinion of management, of a normal recurring nature and are necessary for a fair presentation of the interim financial statements have been included. The results of operations for the three and nine month periods ended September 30, 2003 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period. The accompanying consolidated financial statements of the Company should be read in conjunction with the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K, as amended, for the year ended December 31, 2002.

2. PRINCIPLES OF CONSOLIDATION

The accompanying unaudited condensed consolidated financial statements include the accounts of Cayman Water Company Limited, Belize Water Limited, DesalCo Limited, its wholly owned subsidiary DesalCo (Barbados) Limited, Ocean Conversion (Cayman) Limited and Waterfields Company Limited. All significant intercompany balances and transactions have been eliminated in consolidation.

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

                           CONSOLIDATED WATER CO. LTD.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


3. STOCK BASED COMPENSATION (CONTINUED)

The following table presents the effect on net income and earnings per share if the Company had applied a fair value recognition method:


                                                           Three Months Ended                     Nine Months Ended
                                                              September 30,                         September 30,
                                                      ----------------------------        ---------------------------------
                                                         2003               2002             2003                 2002
                                                      ----------          --------        ----------          -------------
Net income, as reported                                1,121,298           604,769         3,149,579              2,342,528

Add:  Stock-based compensation expense included
in reported net income                                    31,738            32,452            97,078                 92,236

Deduct:  Total stock-based compensation expense
determined under fair value based method for all
awards                                                   (38,082)          (94,786)         (175,576)              (156,506)
                                                      ----------          --------        ----------          -------------

Pro forma net income                                  $1,114,954          $542,435        $3,071,081          $   2,278,258
                                                      ==========          ========        ==========          =============
Earnings per share
   Basic - as reported                                $     0.20          $   0.15        $     0.67          $        0.59
                                                      ==========          ========        ==========          =============
   Basic - pro forma                                  $     0.20          $   0.14        $     0.66          $        0.57
                                                      ==========          ========        ==========          =============

   Diluted - as reported                              $     0.20          $   0.15        $     0.66          $        0.57
                                                      ==========          ========        ==========          =============
   Diluted - pro forma                                $     0.20          $   0.13        $     0.64          $        0.56
                                                      ==========          ========        ==========          =============


4. ACQUISITIONS

Effective February 1, 2003, the Company acquired 100% of the outstanding voting common shares of DesalCo Limited, its wholly owned subsidiary DesalCo (Barbados) Limited and Ocean Conversion (Cayman) Limited. In addition, the Company acquired as part of this acquisition, 12.7% of the outstanding voting common shares of Waterfields Company Limited ("Waterfields"). The total consideration paid was $28,319,074, comprised of $25,520,519 in cash and 185,714 ordinary shares of the Company and $506,122 in costs related to the acquisitions.

On July 30, 2003, the Company acquired a further 13.5% of Waterfields and effective August 1, 2003, had the contractual right to acquire an additional 64.7% interest resulting in total controlling interest of 90.9% of Waterfields. The total consideration paid for the 78.2% was $8,251,091, comprising of $8,113,020 in cash and $138,071 in related acquisition costs.

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

                           CONSOLIDATED WATER CO. LTD.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


4. ACQUISITIONS (CONTINUED)

The following table summarizes the estimated fair values of assets acquired and liabilities assumed during the nine month period ending September 30, 2003. The Company is in the process of finalizing the allocations of purchase prices, which are subject to refinement:

 Current assets                                                    7,245,814
 Property, plant and equipment                                     8,169,783
 Investments in affiliates                                        12,011,981
 Intangible assets                                                 4,868,861
 Goodwill                                                          4,942,140
 Other assets                                                      4,190,883
                                                                 -----------
 Total assets acquired                                            41,429,462
                                                                 -----------
 Current liabilities                                               1,877,492
 Long term debt and liabilities                                    2,266,782
                                                                 -----------
 Total liabilities assumed                                         4,144,274
                                                                 -----------
 Less: Minority interest in Waterfields Company Limited              715,023
                                                                 -----------

 Net assets acquired                                             $36,570,165
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

The results of operations of DesalCo Limited, DesalCo (Barbados) Limited, Ocean Conversion (Cayman) Limited are included in the condensed consolidated statements of income from February 1, 2003 and the results of operations of Waterfields Company Limited are included in the condensed consolidated statements of income from August 1, 2003. The unaudited pro forma consolidated results of operations of Consolidated Water Co. Ltd., DesalCo Limited, DesalCo (Barbados) Limited, Ocean Conversion (Cayman) Limited, Waterfields Company Limited and an equity interest in Ocean Conversion (BVI) Ltd., had the companies been acquired at January 1, 2003 or 2002 would be as follows:


                                           Nine Months           Nine Months
                                             Ended                  Ended
                                          September 30,          September 30,
                                              2003                   2002
                                           -----------           -----------
Pro forma revenue                          $16,654,675           $15,972,317
Pro forma net income                       $ 3,654,653           $ 3,482,356
Pro forma earnings per share
    Basic                                  $      0.65           $      0.63
    Diluted                                $      0.64           $      0.62

                           CONSOLIDATED WATER CO. LTD.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


5. INVESTMENTS IN AFFILIATES

The Company also acquired as part of the acquisition described in Note 3, 50% and 100% of the outstanding voting common shares and non-voting common shares of Ocean Conversion (BVI) Ltd., respectively. On May 9, 2003, the Company sold 100% of its non-voting shares in Ocean Conversion (BVI) Ltd., to Sage Water Holdings
(BVI) Ltd. for approximately $2.1 million. The Company now owns 50% of the voting common shares of Ocean Conversion (BVI) Ltd.

The Company's investment in Ocean Conversion (BVI) Ltd. is accounted for using the equity method of accounting.

6. SEGMENT INFORMATION

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

                           CONSOLIDATED WATER CO. LTD.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


6. SEGMENT INFORMATION (CONTINUED)


AS AT SEPTEMBER 30 AND FOR THE THREE MONTHS THEN ENDED


                           Retail Water             Bulk Water            Services      Reconciling items         Total
                      ---------------------   ---------------------   ---------------   -----------------  ---------------------
                        2003         2002       2003         2002       2003     2002     2003     2002      2003         2002
                      ---------   ---------   ---------     -------   -------    ----   --------   ----    ---------   ---------
Revenue               2,572,152   2,523,957   2,660,242     391,109   290,857     --    (519,150)   --     5,004,101   2,915,066
Cost of sales         1,208,113   1,418,825   1,782,659     295,122    94,236     --    (162,773)   --     2,922,235   1,713,947
Net income              504,735     556,964     440,677      47,805   145,166     --      30,720    --     1,121,298     604,769
Property, plant and
equipment            19,407,313  18,069,332  11,591,488   1,435,774    10,215     --  (1,915,158)   --    29,093,858  19,505,106



AS AT SEPTEMBER 30 AND FOR THE NINE MONTHS THEN ENDED


                           Retail Water             Bulk Water            Services       Reconciling items         Total
                      ---------------------   ---------------------   -----------------  -----------------  ---------------------
                        2003         2002       2003         2002       2003     2002     2003     2002       2003         2002
                      ---------   ---------   ---------     -------   -------    ----   --------   ----     ---------   ---------
Revenue                8,253,530   8,279,984  6,224,568    1,111,817   867,730    --   (1,603,034)  --     13,742,794    9,391,801
Cost of sales          3,642,109   4,383,641  3,949,410      793,892   354,944    --     (566,987)  --      7,379,476    5,177,533
Net income             2,499,787   2,161,209    645,098      181,319   195,034    --     (190,340)  --      3,149,579    2,342,528
Property, plant and
equipment             19,407,313  18,069,332 11,591,488   1,435,774     10,215    --   (1,915,158)  --     29,093,858   19,505,106


                           CONSOLIDATED WATER CO. LTD.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

7. INTANGIBLE ASSETS

Effective February 1, 2003, the Company acquired 100% of the outstanding voting common shares of DesalCo Limited, its wholly-owned subsidiary DesalCo (Barbados) Ltd., and Ocean Conversion (Cayman) Limited. A portion of the purchase price was allocated to the following identifiable intangible assets.

(a) As part of the acquisition of DesalCo Limited the Company attributed $650,978 to intangible assets which represents the fair value of a Management Services Agreement dated December 4, 2000, under which DesalCo Limited provides management and engineering services to Ocean Conversion (BVI) Ltd. Management of the Company has determined that this intangible asset has an indefinite life, and therefore it is not being amortized.

(b) As part of the acquisition of DesalCo Limited the Company attributed $239,263 to intangible assets which represents the fair value of the DWEER(TM) Distribution Agreement between DesalCo Limited and DWEER Technology Limited dated September 24, 2002. Under this agreement DesalCo Limited was granted an exclusive right, within certain geographical areas in the Caribbean, Central and South America, to distribute certain patented equipment, which can increase the operational efficiency of reverse osmosis seawater desalination plants. The carrying amount of the DWEER(TM) Distribution Agreement is being amortized over the remaining term of the seven-year agreement.

(c) As part of the acquisition of Ocean Conversion (Cayman) Limited the Company attributed $3,978,620 to intangible assets which represent the fair value of two Water Production and Supply Agreements between Ocean Conversion (Cayman) Limited and the Government of the Cayman Islands, dated April 25, 1994 and dated December 31, 2001. Under these agreements, Ocean Conversion (Cayman) Limited built reverse osmosis seawater desalination plants for the Government of the Cayman Islands. Ocean Conversion (Cayman) Limited operates the plants until the expiration of the agreement term, as extended, at which time the plant operations will be transferred to the Government of the Cayman Islands for no consideration. The carrying amount of the Water Production and Supply Agreements are being amortized over the remaining term of the agreements, which are approximately 5 and 13 years, respectively.

(d) On September 17, 2003, the Company signed a new agreement with its Belize customer for the provision of water from a seawater desalination plant for an initial term of 23 years. The carrying amount of the Belize Water Production and Supply Agreement which was being amortized over 10.75 years is now being amortized over the term of the new 23 year agreement.


                                                           Nine Months          Nine Months
                                                              Ended                Ended
                                                           September 30,        September 30,
                                                               2003                 2002
                                                           ------------         -------------
 Intangible assets
    Management Service Agreement                               650,978                    --
    DWEER(TM)Distribution Agreement                            239,263                    --
    Cayman Water Production and Supply Agreements            3,978,620                    --
    Belize Water Production and Supply Agreement             2,095,255             2,095,255
                                                           -----------           -----------
                                                             6,964,116             2,095,255
Accumulated amortization                                    (1,141,848)             (426,656)
                                                           -----------           -----------

Net book value                                             $ 5,822,268           $ 1,668,599
                                                           ===========           ===========


8. LONG TERM DEBT

As of September 30, 2003, the Company has the following credit facilities with the following principal balances:

     o $18,571,428 Scotiabank seven-year term loan bearing interest at an annually adjusted floating rate of LIBOR plus 1.5% to 3%, depending on the ratio of the Company's consolidated debt to its consolidated earnings before interest, taxes and depreciation. The average interest rate for the nine months ended September 30, 2003 was 3.06%.

     o $1,420,000 Scotiabank five-year term loan bearing interest at 3-month LIBOR plus 1.5% that is repayable in 9 semi-annual installments. The interest rate at September 30, 2003 was 2.64%.

     o $868,043 Royal Bank of Canada loan bearing interest at LIBOR plus 1.75% repayable in quarterly payments of principal and interest through the year 2007.

     o BAH$497,717 Royal Bank of Canada loan bearing interest at Nassau Prime Lending rate plus 1.5% repayable in quarterly payments of principal and interest through the year 2007.

     o $120,000 Inter-American Investment Corporation loan bearing interest at LIBOR plus 2.75% repayable in quarterly repayments of principal and interest through the year 2004.

     o In addition to these facilities, the Company has un-drawn available lines of credit with Scotiabank for $2,000,000 bearing interest at the floating base rate as established by Cayman Islands Class A licensed banks from time to time and with Royal Bank of Canada for $500,000 bearing interest at Nassau Prime plus 1%.

The Company is in compliance with restrictive covenants associated with all its long term debts.

We have collateralized all borrowings under the $18,571,428 seven-year term loan and the $2,000,000 un-drawn line of credit by providing Scotiabank with a first lien on all of our assets, including the capital stock we acquired in our recent acquisitions.

9. EARNINGS PER SHARE

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

The following summarizes information related to the computation of basic and diluted earnings per share for the three and nine month periods ended September 30, 2003 and 2002.

                                                           Three Months Ended                      Nine Months Ended
                                                              September 30,                          September 30,
                                                     -------------------------------         -------------------------------
                                                        2003                2002                2003                2002
                                                     -----------         -----------         -----------         -----------
Net income, as reported                              $ 1,121,298         $   604,769         $ 3,149,579         $ 2,342,528

Less:
Dividends declared and earnings attributable
to preference shares                                      (3,233)             (2,202)             (9,353)             (6,975)

Net income available to holders of ordinary
shares in the determination of basic earnings
per ordinary share                                   $ 1,118,065         $   602,567         $ 3,140,226         $ 2,335,553
                                                     ===========         ===========         ===========         ===========
Weighted average number of ordinary shares in
the determination of basic earnings per
ordinary share                                         5,570,570           3,983,072           4,660,588           3,961,922

Plus:
Weighted average number of preference shares
outstanding during the period                             22,751              24,221              20,777              25,169

Potential dilutive effect of unexercised
options                                                   83,054              88,076              89,576              94,398
                                                     -----------         -----------         -----------         -----------

Weighted average number of shares
used for determining diluted earnings
per ordinary share                                     5,676,375           4,095,369           4,770,941           4,081,489
                                                     ===========         ===========         ===========         ===========


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

11. COMMITMENTS

As part of the acquisition of the Company's interests in Ocean Conversion (Cayman) Limited, with the approval of Scotiabank (Cayman Islands) Ltd., the Company has guaranteed the performance of Ocean Conversion (Cayman) Limited to the Cayman Islands government, pursuant to the water supply contract with the Water Authority-Cayman dated April 25, 1994 as amended.

As part of the acquisition of the Company's interests in Ocean Conversion (Cayman) Limited, it agreed to indemnify the seller in respect of a guarantee given by the seller to the bank N.T. Butterfield & Son Ltd. for 100% of the borrowing of Ocean Conversion (Cayman) Limited totaling $2,400,000. On September 18, 2003, the loan and guarantee to N.T. Butterfield & Son Ltd. were extinguished when the Company refinanced Ocean Conversion (Cayman) Limited's debt with proceeds from a new loan with Scotiabank (Cayman Islands) Ltd. As a condition of the new Scotiabank financing, the Company provided a 100% guarantee to Scotiabank of the refinanced amount of $1,420,000. The Scotiabank loan is repayable in 9 equal semi-annual installments of $240,000 with the balance of principal due December 31, 2007 bearing interest at 3-month LIBOR plus 1.5%.

As part of the acquisition of the Company's interests in Ocean Conversion (BVI) Ltd., it agreed to indemnify the seller in respect of a guarantee given by the seller to the bank N.T. Butterfield & Son Ltd. for 55% of the borrowing of Ocean Conversion (BVI) Ltd. totaling $1,250,000. On September 18, 2003, the loan and guarantee to N.T. Butterfield & Son Ltd. were extinguished when Ocean Conversion
(BVI) Ltd. refinanced it's debt with proceeds from a new loan with Scotiabank (Cayman Islands) Ltd. As a condition of the new Scotiabank financing, the Company guaranteed to Scotiabank 50% of the refinanced amount of $880,056. The Scotiabank loan is repayable in 6 equal semi-annual installments of $125,000 with the balance of principal due May 31, 2006, bearing interest at 3-month LIBOR plus 1.5%.

As a result of the Company's acquisition of interests in Waterfields Company Limited, it guaranteed the performance of Waterfields Company Limited to the Water & Sewerage Corporation of the Bahamas in relation to the water supply contract between Waterfields Company Limited and the Water & Sewerage Corporation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RECENT ACQUISITIONS

Effective February 1, 2003, the Company acquired 100% of the outstanding voting common shares of DesalCo Limited, its wholly-owned subsidiary DesalCo (Barbados) Ltd., and Ocean Conversion (Cayman) Limited. In February 2003, the Company also acquired 50% of the voting common shares of Ocean Conversion (BVI) Ltd. and 12.7% of the voting common shares of Waterfields Company Limited. On July 30, 2003, the Company acquired a further 13.5% and effective August 1, 2003, had the contractual right to acquire an additional 64.7% in Waterfields Company Limited, resulting in the Company as at August 1, 2003, controlling 90.9% of Waterfields Company Limited. These acquisitions increase our daily water production capacity in the Cayman Islands and the Commonwealth of the Bahamas and expand our geographic presence to include Barbados and the British Virgin Islands. As a result of these acquisitions, our water production capacity has more than tripled from approximately 2.9 to approximately 10.9 million U.S. gallons per day. With one of these acquisitions, we obtained the exclusive right through 2009 to distribute the DWEER(TM) Energy Recovery System for use in reverse osmosis seawater desalination plants in the Caribbean basin. We believe the DWEER(TM) System gives us a distinct competitive advantage when bidding for new plant construction projects.

The financial results of DesalCo Limited, its wholly-owned subsidiary DesalCo (Barbados) Limited and Ocean Conversion (Cayman) Limited are included in the condensed consolidated financial statements from February 1, 2003 and the financial results of Waterfields Company Limited are included in the condensed consolidated financial statements from August 1, 2003.

REVENUE

Revenue is comprised of retail water sales via pipeline to individual customers, bulk water sales to large commercial or municipal customers, and fees for management and engineering services.

EXPENSES

Expenses include the cost of sales ("direct expenses") and general and administrative expenses ("indirect expenses"). Direct expenses include royalty payments, electricity and chemicals expenses, production equipment and facility depreciation costs, equipment maintenance expenses, operational staff costs and amortization of intangible assets. Indirect expenses consist primarily of salaries and employee benefits for administrative personnel, stock compensation expenses, office lease payments, depreciation on fixed assets used for administrative purposes, amortization of bank fees and legal and professional fees. There are no income taxes in the Cayman Islands, and we are currently exempt from taxes in the British Virgin Islands and Belize. We pay an annual business license fee in the Bahamas. We pay income tax in Barbados.

CRITICAL ACCOUNTING POLICIES

The preparation of our financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to trade accounts receivable, inventory, intangible assets and goodwill. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. We believe the following critical accounting policies are the most important to the presentation of our financial condition and results and require management's more significant judgments and estimates in the preparation of our consolidated financial statements.

TRADE ACCOUNTS RECEIVABLE: We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Management continuously evaluates the collectibility of accounts receivable and records allowances for doubtful accounts based on estimates of the level of actual write-offs that might be experienced. These estimates are based on, among other things, comparisons of the relative age of accounts and consideration of actual write-off history.

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

GOODWILL: We account for acquisitions under the purchase method using the accounting standards established in Statements of Financial Accounting Statements No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets". These rules require us to assess goodwill that arises from the acquisition under the purchase method for impairment at least annually or more frequently if certain indicators are present. These statements require estimates in both the purchase price allocation and the fair value of our reporting units. Impairment of goodwill is tested based on projected discounted future cash flows of our reporting units using a discount rate reflecting our average cost of funds.


RESULTS OF OPERATIONS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002

REVENUE

Total revenue increased by 71.7% from $2,915,066 to $5,004,101 for the three months ended September 30, 2003 and by 46.3% from $9,391,801 to $13,742,794 for the nine months ended September 30, 2003 when compared to the same three and nine month periods in 2002.

Revenue from our retail water ("Retail") operations increased by 1.9% from $2,523,957 to $2,572,152 for the three months ended September 30, 2002 and 2003, respectively, and decreased by 0.3% from $8,279,984 to $8,253,530 for the nine months ended September 30, 2002 and 2003, respectively. Sales in our primary market in the Cayman Islands were flat during both periods.

Revenue from our bulk water ("Bulk") operations increased by 447.4% from $391,109 to $2,141,092 for the three months ended September 30, 2002 and 2003, respectively, and by 315.7% from $1,111,817 to $4,621,534 for the nine months ended September 30, 2002 and 2003, respectively. This increase was due to our recent acquisitions of Ocean Conversion (Cayman) Limited and Waterfields Company Limited and was slightly offset by a 11.2% and 9.9% decrease in our bulk water sales in Belize for the three and nine months ended September 30, 2003, respectively.

Revenue from services ("Services") was $290,857 for the three months ended September 30, 2003, and was $867,730 for the nine months ended September 30, 2003. All Services revenues pertain to our recent acquisition of DesalCo Limited and its wholly-owned subsidiary DesalCo (Barbados) Ltd.

OTHER INCOME (EXPENSES)

Total other income (expenses) changed from an expense of $22,084 to income of $273,983 for the three months ended September 30, 2003 and from an expense of $60,489 to income of $386,966 for the nine months ended September 30, 2003 when compared to the same three and nine month periods in 2002. This increase was comprised of income and profit sharing from our equity investment in Ocean Conversion (BVI) Ltd. and was offset by interest expense related to the loan used to finance our recent acquisitions and the early repayment fees paid on our loan from the European Investment Bank that was extinguished on June 20, 2003.

We expect loan interest costs to decrease because a portion of the proceeds received from our completed equity offering was used to repay our Scotiabank six-month term loan on July 9, 2003.

COST OF SALES

Total cost of sales increased by 70.5% from $1,713,947 to $2,922,235 for the three months ended September 30, 2003 and by 42.5% from $5,177,533 to $7,379,476 for the nine months ended September 30, 2003 when compared to the same three and nine month periods in 2002. During these same periods, our total revenue increased by 71.7% and 46.3%, respectively.

Cost of sales of our Retail operations decreased by 14.9% from $1,418,825 to $1,208,113 for the three months ended September 30, 2002 and 2003, respectively, and by 16.9% from $4,383,641 to $3,642,109 for the nine months ended September 30, 2002 and 2003, respectively, while our Retail revenue increased by 1.9% for the three months ended September 30, 2003 and decreased by 0.3% for the nine months ended September 30, 2002. This decrease in cost of sales resulted primarily from the cancellation of the Governor's Harbour plant operating contract on February 7, 2003, which decreased our water purchase expense. We expect our Retail cost of sales going forward to remain at this lower percentage of Retail revenues.

Cost of sales of our Bulk operations increased by 448.9% from $295,122 to $1,619,886 for the three months ended September 30, 2002 and 2003, respectively, and by 326.1% from $793,892 to $3,382,423 for the nine months ended September 30, 2002 and 2003, respectively, while our Bulk revenue increased by 447.4% and 315.7% for the same periods. This increase in cost of sales resulted almost entirely from the operating costs of Ocean Conversion (Cayman) Limited and Waterfields Company Limited, which were consolidated in our accounts from February 1, 2003 and August 1, 2003 respectively. It also includes the amortization costs of the intangible assets that were recognized in conjunction with our recent acquisition of Ocean Conversion (Cayman) Limited.

Cost of sales of our Services reporting segment were $94,236 for the three months ended September 30, 2003 and $354,944 for the nine months ended September 30, 2003. These relate to our recent acquisition of DesalCo Limited and its wholly-owned subsidiary DesalCo (Barbados) Ltd. and include the amortization cost of the intangible asset that was recognized in conjunction with our recent acquisition of DesalCo Limited.

GROSS PROFIT

Overall gross profit margin increased from 41.2% to 41.6% for the three months ended September 30, 2003 and from 44.9% to 46.3% for the nine months ended September 30, 2003 when compared to the same three and nine month periods in 2002, for the reasons explained below.

Gross profit margin for our Retail operations increased from 43.8% to 53.0% for the three months ended September 30, 2003 and from 47.1% to 55.9% for the nine months ended September 30, 2003 when compared to the same three and nine month periods in 2002. The primary reason for this increase is that our Retail cost of sales decreased as a result of the cancellation of the Governor's Harbour plant operating contract.

Gross profit margin for our Bulk operations decreased from 24.5% to 24.3% for the three months ended September 30, 2003 and decreased from 28.6% to 26.8% for the nine months ended September 30, 2003 when compared to the same three and nine month periods in 2002. In 2003 we incurred additional direct costs in our Belize Bulk operations for leasing a temporary potable Reverse Osmosis unit which we operated to meet our customer's water demand while we carried out maintenance on our permanent Reverse Osmosis units. This operating lease expired on September 30, 2003 and we do not expect these leasing costs to continue into the future. We generally sell water to our Bulk customers at a lower profit margin than to our Retail customers.

Gross profit margin for our Services reporting segment was 67.6% for the three months ended September 30, 2003 and 59.1% for the nine months ended September 30, 2003.

GENERAL AND ADMINISTRATIVE EXPENSES

Total general and administrative expenses increased by 111.9% from $574,266 to $1,216,816 for the three months ended September 30, 2003 and by 96.6% from $1,811,251 to $3,561,457 for the nine months ended September 30, 2003 when compared to the same three and nine month periods in 2002. General and administrative expenses were at 19.7% and 24.3% of total revenue for the three months ended September 30, 2002 and 2003, respectively and at 19.3% and 25.9% of total revenue for the nine months ended September 30, 2002 and 2003, respectively.

General and administrative expenses related or allocated to our Retail operations increased by 68.5% from $526,084 to $886,225 for the three months ended September 30, 2002 and 2003, respectively, and by 26.2% from $1,671,789 to $2,109,878 for the nine months ended September 30, 2002 and 2003, respectively. This increase is comprised primarily of the amortization of financing fees expense, higher insurance premiums, office rent and staff costs. During the three months ended September 30, 2003, we expensed $63,115 of financing fees and during the nine months ended September 30, 2003 we expensed $305,828 of financing fees. Amortization of financing fees expense has reduced because all fees relating to the bridge financing that was used to complete our recent acquisitions were fully amortized in July 2003.

General and administrative expenses related or allocated to our Bulk operations increased by 501.4% from $48,182 to $289,757 for the three months ended September 30, 2002 and 2003, respectively, and by 748.9% from $139,462 to $1,183,932 for the nine months ended September

30, 2002 and 2003, respectively. This increase is almost entirely the result of the inclusion of the general and administrative expenses of Ocean Conversion (Cayman) Limited and Waterfields Company Limited. We expect to reduce general and administrative expenses as we continue to assimilate the administrative functions of our recent acquisitions.

General and administrative expenses related or allocated to our Services reporting segment were $40,834 for the three months ended September 30, 2003 and $267,647 for the nine months ended September 30, 2003. This is entirely the result of our recent acquisitions of DesalCo Limited and its wholly-owned subsidiary DesalCo (Barbados) Ltd. We expect to reduce general and administrative expenses as we continue to assimilate the administrative functions of our recent acquisitions.

NET INCOME

Net income increased by 85.4% from $604,769 to $1,121,298 for the three months ended September 30, 2003 and by 34.5% from $2,342,528 to $3,149,579 for the nine months ended September 30, 2003 when compared to the same three and nine month periods in 2002. We expect net income to be positively affected because interest expense decreased after we repaid the bridge financing using the proceeds from our recent equity offering and we fully amortized the bank fees related to this bridge financing on July 9, 2003.

DIVIDENDS

On January 31, 2003, we paid a dividend of $0.105 to shareholders of record on December 31, 2002; on April 30, 2003, we paid a dividend of $0.105 to shareholders of record on March 31, 2003; on July 31, 2003, we paid a dividend of $0.105 to shareholders of record on June 30, 2003 and on October 31, 2003, we paid a dividend of $0.105 to shareholders of record on September 30, 2003. We have consistently paid dividends to owners of our ordinary and redeemable preferred shares since we began declaring dividends in 1985. Our board of directors has established a policy, but not a binding obligation, that we will seek to maintain a dividend pay out ratio in the range of 50% to 60% of net income. While this policy is subject to modification by our board of directors, we expect to continue increasing our dividends, if our earnings grow. Our payment of any future cash dividends, however, will depend upon our earnings, financial condition, capital demand and other factors, including the condition in our new loan agreement effective February 7, 2003, with Scotiabank (Cayman Islands) Ltd. that dividends be paid only from current cash flows.

LIQUIDITY AND CAPITAL RESOURCES

OVERVIEW

For the nine months ended September 30, 2003, we generated cash primarily from the sale of our shares and through loans and credit facilities and to a lesser extent, from our operations in the Cayman Islands, the Bahamas, Belize and Barbados and from dividends and profit sharing from our equity investment in the British Virgin Islands. Cash flow is dependent upon the timely receipt of customer payments, operating expenses, the timeliness and adequacy of rate increases (excluding automatic adjustments to our rates for inflation and electricity costs), and various factors affecting tourism in the Cayman Islands, Belize, the British Virgin Islands, Barbados and the Bahamas, such as weather conditions and the economy. We use cash to fund our operations in the Cayman Islands, Belize, the British Virgin Islands, Barbados and the Bahamas, to fund capital projects, to expand our infrastructure, to pay dividends, to repay principal on our loans, to repurchase our shares when appropriate and to take advantage of new investment opportunities which expand our operations.

OPERATING ACTIVITIES

Cash generated from operating activities for the nine months ended September 30, 2002 and 2003 was $3,685,757 and $4,472,623, respectively. We generate cash through the utilization of our existing plants, equipment and resources in all segments of the business, minimization of water losses and operating efficiencies created by our management team. We believe that our administrative staff will be able to manage all our combined operations so that our indirect costs will not increase in proportion to revenues.

INVESTING ACTIVITIES

Cash used in investing activities during the nine months ended September 30, 2002 and 2003 was $2,343,594 and $29,623,280, respectively. Cash in the amount of $31,966,916 was used for our recent acquisitions of DesalCo Limited, its wholly owned subsidiary DesalCo (Barbados) Limited and Ocean Conversion (Cayman) Limited, Waterfields Company Limited and our equity investment in Ocean Conversion (BVI) Ltd. During the same period in 2002, our investing activities consisted of expenditures for new property, plant and equipment, including $1,500,000 used to purchase the Britannia reverse osmosis plant in the Cayman Islands.

FINANCING ACTIVITIES

Cash provided by financing activities for the nine months ended September 30, 2002 and 2003 was $24,504 and $32,287,820, respectively. On February 7, 2003, we utilized a credit facility with Scotiabank (Cayman Islands) Ltd. to complete our recent acquisitions and repay our debts with the Royal Bank of Canada and the European Investment Bank. During the nine months ended September 30, 2003, our primary financing activities were to draw down $28,056,126 from our Scotiabank facilities and through our secondary share offering, to raise $18,373,814 of equity. From these amounts $1,687,500 was used to repay our Royal Bank of Canada credit facility, $905,384 was used to fully repay our European Investment Bank loan and $12,411,606 was repaid on our Scotiabank bridge financing facilities. During the nine months ended September 30, 2002, our primary financing activity was a draw down of our Royal Bank of Canada credit facility for an additional $1,500,000 in order to finance our purchase of the Britannia reverse osmosis plant. This was offset by the accumulated payment of dividends during 2002.

MATERIAL COMMITMENTS FOR CAPITAL EXPENDITURES AND CONTINGENCIES

At September 30, 2003, we had committed approximately $600,000 for capital expenditures for the purchase, construction and site preparation of one water storage tank at our Ambergris Caye, Belize plant. We intend to finance these projects using cash from operations.

On February 7, 2003, we entered into a loan agreement with Scotiabank (Cayman Islands) Ltd. to finance our recent acquisitions and pay off our existing debt. The facilities are comprised of the following:

     o $2 million revolving line of credit bearing interest at the floating base rate as established by Cayman Island Class A licensed banks from time to time. The present interest rate is 6.00%

     o $20 million seven-year term loan bearing interest at an annually adjusted floating rate of LIBOR plus 1.5% to 3%, depending on the ratio of our consolidated debt to our consolidated earnings before interest, taxes and depreciation. The average interest rate for the nine months ended September 30, 2003 was 3.06%. The current interest rate is 2.62%.

We used the proceeds from these facilities to repay our debt with Royal Bank of Canada and the European Investment Bank, to finance our recent acquisitions and for working capital.

As of September 30, 2003, we have an outstanding balance of $18,571,428 on our Scotiabank loan facilities. We are required to make monthly payments of interest for all borrowings under the revolving line of credit and quarterly payments of interest for all amounts drawn down under the two term loans. We are obligated to make 28 equal quarterly payments of principal under the seven-year term loan.

IMPACT OF INFLATION

Under the terms of our Cayman Islands license, Belize, Bahamas, British Virgin Islands and Barbados water sales agreements, there is an automatic price adjustment for inflation on an annual basis, subject to temporary exceptions. We, therefore, believe that the impact of inflation on our net income, over each of the various currencies, will not be material.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

CREDIT RISK

We are not exposed to significant credit risk on retail customer accounts in the Cayman Islands and Bimini, Bahamas, as our policy is to cease supply of water to customers whose accounts are more than 45 days overdue. Our main exposure to credit risk is from our bulk water sales customers in Belize, the British Virgin Islands, Barbados, the Bahamas and the Cayman Islands. In addition, the entire balance of our loan receivable is due from the Water Authority-Cayman.

INTEREST RATE RISK

As of September 30, 2003, we had loans outstanding totaling $21,477,188, all of which bear interest at various lending rates such as LIBOR, Cayman Island's Prime Rate or Nassau Prime Rate. We are subject to interest rate risk to the extent that any of these lending rates change.

FOREIGN EXCHANGE RISK

All of our foreign currencies have fixed exchanged rates to the U.S. dollar. If any of these fixed exchange rates become a floating exchange rate our results of operation could be adversely affected.


ITEM 4. CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer (collectively, the "Certifying Officers") are responsible for establishing and maintaining disclosure controls and procedures for our company and our subsidiaries. Such officers have concluded (based upon their evaluation of these controls and procedures as of the end of the period covered by this report) that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in this report is accumulated and communicated to management, including our principal executive officers as appropriate, to allow timely decisions regarding required disclosure.

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


                           PART II - OTHER INFORMATION


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

On July 15, 2003, we issued 2,405 ordinary shares of common stock to our Belize managers as a bonus pursuant to the terms of the employment agreement with our Belize managers. The issuance of these shares was exempt from registration under Regulation S promulgated under the Securities Act of 1933 because the shares were offered and sold outside of the United States to non-US persons (as defined in Regulation S).

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

         31.1 Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of the Company

         31.2 Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of the Company

         32.1     Section 1350 Certification of Chief Executive Officer of the
                  Company

         32.2     Section 1350 Certification of Chief Financial Officer of the
                  Company



(b)      Reports on Form 8-K

         A Current Report on Form 8-K was filed with the SEC on July 30, 2003 by the Company reporting its acquisition of 13.5% of the outstanding voting common shares of Waterfields Company Limited. Such information was included under Item 5. Other Events and Regulation FD Disclosure.

         A Current Report on Form 8-K was filed with the SEC on August 4, 2003 by the Company reporting that the underwriters of the Company's recently completed secondary stock offering exercised an option to purchase an additional 192,150 ordinary shares to cover over-allotments. Such information was included under Item 5. Other Events and Regulation FD Disclosure.

         A Current Report on Form 8-K was filed with the SEC on August 14, 2003 by the Company reporting its second quarter operating results for 2003. Such information was included under Item 9. Regulation FD Disclosure and Item 12. Results of Operations and Financial Conditions.

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

Dated: November 14, 2003