Form 10-K
period 2003-12-31
CONSOLIDATED WATER CO LTD
filed 2004-04-14
CIK 928340

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

The aggregate market value of common stock held by non-affiliates of the registrant, based on the closing sales price for the registrant’s ordinary shares, as reported on the Nasdaq National Market on March 29, 2004, was $107,861,186.

As at March 29, 2004, there were 5,746,467 shares of the registrant’s ordinary shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

EXCHANGE RATES

Unless otherwise indicated, all dollar amounts are in United States Dollars and references to “$”, “U.S.”, or “U.S.$” are to United States Dollars.

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

The British Virgin Islands’ currency is U.S.$.

Section	Description	Page
PART I
Item 1.	Business	1
Item 2.	Properties	21
Item 3.	Legal Proceedings	23
Item 4	Submission of Matters to a Vote of Security Holders	23
PART II
Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters	24
Item 6.	Selected Financial Data	26
Item 7.	Management’s Discussions and Analysis of Financial Condition and Results of Operations	27
Item 7A.	Quantitative and Qualitative Disclosure about Market Risk	44
Item 8.	Financial Statements and Supplementary Data	45
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	84
Item 9A.	Controls and Procedures	84
PART III
Item 10.	Directors and Executive Officers of the Registrant	85
Item 11.	Executive Compensation	91
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	99
Item 13.	Certain Relationships and Related Transactions	102
Item 14	Principal Accounting Fees and Services	102
PART IV
Item 15	Exhibits, Financial Statement Schedules and Reports on Form 8-K	103
SIGNATURES		110
EMPLOYMENT CONTRACT/ PETER RIBBINS
AMENDMENT TO EMPLOYMENT CONTRACT/ PETER RIBBINS
EMPLOYMENT CONTRACT/ JEFFREY PARKER
EMPLOYMENT CONTRACT/ FREDERICK MCTAGGART
2ND AMENDT. EMPLOYMENT CONTRACT/ GREGORY MCTAGGART
LEASE OF PART DATED MARCH 1, 2003
LEASE OF PART DATED JULY 1, 2003
AMENDED LEASE
AMENDMENT TO DISTRIBUTION AGREEMENT
DISTRIBUTION AGREEMENT
EMPLOYEE SHARE OPTION NOTICE LETTER/ ABEL CASTILLO
EMPLOYEE SHARE OPTION NOTICE LETTER/ BILLY BANKER
EMPLOYEE SHARE OPTION NOTICE LETTER/ CHET RITCH
EMPLOYEE SHARE OPTION NOTICE LETTER/ DAVID HOOKER
EMPLOYEE SHARE OPTION LETTER/ ELIZABETH TRIANA
EMPLOYEE SHARE OPTION LETTER/ HELVERT RODRIGUEZ
EMPLOYEE SHARE OPTION NOTICE LETTER/ IVAN TABORA
EMPLOYEE SHARE OPTION NOTICE LETTER/ LUIS WOOD
EMPLOYEE SHARE OPTION NOTICE LETTER/ MAGGIE JULIER
CODE OF BUSINESS CONDUCT & ETHICS
SUBSIDIARIES OF THE REGISTRANT
CONSENT OF KPMG (CAYMAN ISLANDS)
CONSENT OF KPMG (BRITISH VIRGIN ISLANDS)
CERTIFICATION BY THE CEO PURSUANT SECTION 302
CERTIFICATION BY THE CFO PURSUANT SECTION 302
CERTIFICATION BY THE CEO PURSUANT SECTION 906
CERTIFICATION BY THE CFO PURSUANT SECTION 906
COMPENSATION COMMITTEE CHARTER
AUDIT COMMITTEE CHARTER
NOMINATIONS COMMITTEE CHARTER

PART I

ITEM 1. BUSINESS

Introduction

     Our company, Consolidated Water Co. Ltd., was incorporated in 1973 and uses reverse osmosis technology to produce freshwater from seawater. We process and supply water to our customers in the Cayman Islands, Belize, Barbados, the British Virgin Islands and the Commonwealth of the Bahamas. We sell water to a variety of customers, including public utilities, commercial and tourist properties, residential properties and government facilities.

     Effective February 1, 2003, we acquired interests in five companies which operate a total of seven desalination plant facilities. On July 30, 2003, we acquired a further 13.5% of Waterfields and effective August 1, 2003, acquired an additional 64.7% interest resulting in total controlling interest of 90.9% of Waterfields. These acquisitions increased our daily water production capacity in the Cayman Islands and the Commonwealth of the Bahamas and expanded our geographic presence to include Barbados and the British Virgin Islands. As a result of these acquisitions, our daily capacity has more than tripled from approximately 2.9 to 10.9 million U.S. gallons per day. With one of these acquisitions, we obtained the exclusive right through October 2009 to distribute the DWEER™ Energy Recovery System for use in reverse osmosis seawater desalination plants in the Caribbean basin. We believe the DWEER™ System gives us a distinct competitive advantage when bidding for new plant construction projects.

     Our strategy is to provide water services in areas where the supply of potable water is scarce. We have focused on the Caribbean basin and adjacent areas as our principal market because these areas have: little or no naturally occurring fresh water; limited local regulations and taxes allowing for higher returns than most highly regulated countries; a large proportion of tourist properties, which historically have generated higher volume sales than residential properties.

     To execute this strategy, we plan to grow our business by:

•	continuing to develop our production and distribution infrastructure and providing high quality potable water to our licensed area in the Cayman Islands;

•	expanding our existing operations in Belize, Barbados, the British Virgin Islands and the Commonwealth of the Bahamas;

•	extending our operations to other markets outside our current areas of operation where there is a need for potable water; and

•	broadening our existing and future operations into complimentary services.

     Our business group structure is defined based on areas of management responsibility, which are (i) the operations to supply water to retail customers, (ii) the operations to supply water to bulk customers, and (iii) the provision of engineering and management services. In 2003, we changed the composition of our reportable segments. The operations in the Cayman Islands and the Bahamas that had previously been reported as separate geographical segments are included in Retail Water and the operation in Belize is included in Bulk Water. Services is a new business segment created as a result of our recent acquisitions. In 2003, our Retail Water, Bulk Water and Services segments accounted for 57%, 37% and 6%, respectively of our total revenue. In 2002, these percentages were 88%, 12% and nil%, respectively.

Financial Information about Business Segments

     Financial information about business segments is included in Note 17 of the Consolidated Water Co. Ltd. consolidated statements set forth in ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA herein.

Business Combination

     Consolidated financial statements have been presented which include the accounts of the Company’s wholly-owned subsidiaries Cayman Water Company Limited, Belize Water Limited, Ocean Conversion (Cayman) Limited, DesalCo Limited, DesalCo (Barbados) Ltd, and its majority owned subsidiary Waterfields Company Limited. The operating results of Ocean Conversion (Cayman) Limited, DesalCo Limited, DesalCo (Barbados) Ltd. have been included in the consolidated financial statements effective February 1, 2003. The operating results of Waterfields Company Limited have been included in the financial statements effective August 1, 2003. All inter-company balances and transactions have been eliminated. Our investment in Ocean Conversion (BVI) Ltd. has been accounted for under the equity method of accounting.

RETAIL WATER OPERATIONS

     Our Retail water segment accounted for 57% of our revenues in 2003 and is comprised of businesses in the Cayman Islands and the Commonwealth of the Bahamas. These businesses produce potable water from seawater and distribute this water to end-users, including residential, commercial and government customers.

Retail Water Operations in the Cayman Islands

     In the Cayman Islands, we sell retail water to a variety of customers through our wholly-owned subsidiary Cayman Water Company Limited.

     Our retails operations in the Cayman Islands currently produce potable water at three reverse osmosis seawater conversion plants in Grand Cayman, namely our Governor’s Harbour plant, West Bay plant and Britannia plant. We own the land where two of our three water plants are located and have entered into a 25-year lease on the site where the third plant is located. The current production capacities of our Governor’s Harbour plant, West Bay plant, and Britannia plant are 1.2 million, 710,000, and 440,000 U.S. gallons per day, respectively. Since the plants began production of water, they have consistently been capable of operating at or near their rated capacity.

     Feed water for the reverse osmosis units is drawn from deep wells with associated pumps on the properties. Reject water is discharged into brine wells on the properties at a deeper level than the feed water intakes.

     Electricity to our plants is supplied by Caribbean Utilities Co. Ltd., a publicly-traded utility company. At all three plant sites from which we supply water to our distribution pipeline, we maintain diesel driven, standby generators with sufficient capacity to operate our distribution pumps and other essential equipment during any temporary interruptions in the electricity supply.

     In the event of an emergency, our distribution system is connected to the George Town, Grand Cayman distribution system of Water Authority-Cayman. In prior years in order to efficiently maintain our equipment, we have purchased water from Water Authority-Cayman for brief periods of time. We have also sold potable water to the Water Authority-Cayman from time to time.

     Our pipeline system in the Cayman Islands covers the Seven Mile Beach and West Bay areas of Grand Cayman and consists of approximately 67 miles of PVC pipeline. We extend our distribution system periodically as property developments are completed. We have a main pipe loop covering a major part of the Seven Mile Beach area. We place extensions of smaller diameter pipe off our main pipe to service new developments in our service area. This system of building branches from the main pipe keeps our construction costs low and allows us to provide service to new areas in a timely manner. During 2003, we completed a number of small pipeline extensions into newly developed properties within our franchise area.

     Developers are responsible for laying the pipeline within their developments at their own cost, but in accordance with our specifications. When a development is completed, the developer then transfers operation and maintenance of the pipeline to us.

     We have a comprehensive layout of our pipeline system, which is maintained in a computer aided design (“CAD”) system. This system is integrated with digital aerial photographs and a computer generated hydraulic model, which allows us to accurately locate pipes and equipment in need of repair and maintenance. It also helps us to plan extensions of and upgrades to our existing pipeline system.

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

     We bill on a monthly basis based on metered consumption. Receivables are typically collected within 30 to 35 days after the billing date and receivables not collected within 45 days subject the customer to disconnection from our water service. In 2003, bad debts represented less than 1% of our total sales for the year. Customers who have had their service disconnected must pay re-connection charges.

     The following table shows, for each of the five years ended December 31, 2003, our total number of customer connections at the end of each year and metered sales of water for that year:

	2003	2002	2001	2000	1999
Number of Customers	3,300	3,100	2,999	2,836	2,606
Miles of Pipeline	67	66	65	64	63
Metered Sales (in thousands of U.S. gallons):
Commercial	429,013	405,545	358,711	345,940	308,949
Residential	107,528	103,661	104,002	97,759	86,712
Government facilities	6,164	13,789	11,425	7,599	5,686

Total Metered Sales	542,705	522,995	474,138	451,298	401,347

     The table above does not precisely represent the actual number of customers we service. In hotels and condominiums, we may only have one customer, which is the operator of the hotel or the condominium, but we actually supply water to all of the units within that hotel or condominium development. Of the customers indicated in the table above, as of 2003, 51.0% were residential, 48.3% were hotels, condominiums and other commercial customers and 0.7% were government facilities.

     In the past, demand on our pipeline distribution has varied throughout the year. Demand depends upon the number of tourists visiting and the amount of rainfall during any particular time of the year. In general, the majority of tourists come from the United States.

     We have a two-year agreement expiring on December 31, 2004 with Safehaven Ltd. to supply non-potable water on demand to irrigate an 18-hole golf course. After December 31, 2004, the agreement may be terminated by either party upon four months notice.

     Before 1991, any owner of property within our licensed area could install water-making equipment for its own use. Since 1991, that option is only available to private residences, although water plants in existence prior to 1991 can be maintained but not replaced or expanded. When the Marriott Hotel was built in 1990 in our licensed area, the developer installed its own reverse osmosis seawater desalination equipment. The equipment proved unreliable, and on February 4, 1994, we entered into an agreement with the owner of the Marriott Hotel to supply between 60,000 and 180,000 U.S. gallons of water per month at our standard tariff rates. If we are required to supply more than 180,000 U.S. gallons in a month, we will provide the water at our standard tariff rates on a best efforts basis. The Marriott Hotel has recently discontinued operation of its own reverse osmosis equipment, and increased the capacity of its service connection to our pipe line. However the owner of the hotel has indicated that it may refurbish the reverse osmosis equipment. We believe that refurbishment or replacement of the plant may be a breach of law, and have advised the Water Authority-Cayman of our concern.

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

     In 2001, we entered into a 25-five year agreement, which took effect February 1, 2002, to acquire the Britannia plant and to supply a minimum of 62 million U.S. gallons of potable water per year on a take or pay basis to Cayman Hotel and Golf, Inc., the owner of the Hyatt Grand Cayman Resort and Britannia golf course. We are required by our government license to meet any water demand from our customer above the 62 million U.S. gallons of water supplied per year.

Retail Water Operations in the Bahamas

     In 2000, we entered into a water supply agreement with South Bimini International Ltd., a company incorporated in the Commonwealth of Bahamas, and on July 11, 2001 we began to provide potable water from one reverse osmosis seawater conversion plant in South Bimini, Bahamas capable of producing 115,000 U.S. gallons per day. Potable water is supplied to the marina and condominium development, Bimini Sands Resort and Bimini Beach Hotel, a 40 room hotel. The developer of the Bimini Sands Resort continues to develop the property, but we are not currently aware of any time schedule by the developer for the completion of the additional condominium units. Under our agreement, South Bimini International Ltd. is committed to pay for a minimum of 3,000 U.S. gallons of water per customer per month (36,000 U.S. gallons per customer per year) on a take or pay basis in relation to the Bimini Sands Resort. The price of water supplied is adjusted for inflation annually based on Bahamian and U.S. government indices, and adjusted monthly for changes in the cost of electricity. During 2003, we supplied South Bimini International Ltd. with 3.4 million U.S. gallons of water.

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

     Feed water for the reverse osmosis unit is drawn from deep wells with associated pumps on the property. Reject water is discharged into brine wells on the property at a deeper level than the feed water intakes.

     Electricity to our plants is supplied by Bahamas Electricity Corporation. We maintain a diesel driven, standby generator with sufficient capacity to operate our distribution pumps and other essential equipment during any temporary interruptions in the electricity supply.

Retail Water Demand and Average Sales Price

     The table below lists the total volume of water we supplied on a quarterly basis for the five years ended December 31, 2003 to all of our Retail Water customers:

	2003	2002	2001	2000	1999
		(in thousands of U.S. gallons)
First Quarter	141,575	141,559	119,115	125,869	107,031
Second Quarter	144,134	146,488	129,305	117,766	113,007
Third Quarter	125,510	120,201	119,182	100,259	90,888
Fourth Quarter	134,957	119,231	107,536	107,404	90,421

Total	546,176	527,479	475,138	451,298	401,347

     Our average sales price per 1,000 U.S. gallons of potable water sold to our Retail water customers for the three years ended December 31, 2003, 2002 and 2001 are as follows:

	2003	2002	2001
	(per 1,000 U.S. gallons)
Average Sales Price	$19.69	$19.79	$20.62

BULK WATER OPERATIONS

     Our Bulk water segment accounted for 37% of our revenues in 2003 and is comprised of businesses in the Cayman Islands, Belize, British Virgin Islands, and the Commonwealth of the Bahamas. These businesses produce potable water from seawater and sell this water to governments and private customers.

Bulk Water Operations in the Cayman Islands

     In the Cayman Islands, we sell bulk water, through our wholly-owned subsidiary Ocean Conversion (Cayman) Limited, to the Water Authority-Cayman who in turn distribute that water to properties in the parts of Grand Cayman that are outside of our retail licensed area. During 2003, we supplied the Water Authority-Cayman with 646 million US gallons of water.

     As a result of our acquisition of Ocean Conversion (Cayman) Limited, we operate, but do not own, three additional reverse osmosis seawater conversion plants in Grand Cayman with a total installed capacity of 2.9 million U.S. gallons per day: the Red Gate Road plant with a production capacity of 1.3 million U.S. gallons per day, the Lower Valley plant with a production capacity of 792,000 U.S. gallons per day and the North Sound plant with a production capacity of 792,000 U.S. gallons per day. The plants that we operate for Water Authority-Cayman are located on land owned by the Cayman Islands government. Ocean Conversion (Cayman) Limited provides water on a take or pay basis to the Water Authority-Cayman, a government owned utility and regulatory agency, under various licenses and agreements.

     In April 1994, our wholly-owned subsidiary, Ocean Conversion (Cayman) Limited, was granted a seven-year water supply license by the government of the Cayman Islands and the Water Authority-Cayman to supply desalinated water from the Red Gate Road plant. In January 2001, this agreement was extended for seven years with effect from December 2001. Under the terms of this license Ocean Conversion (Cayman) Limited is obligated to deliver to the Water Authority-Cayman the amount of water it demands or 1.2 million U.S. gallons of water per day on average each month, which ever is less.

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

     In December 2001, our wholly-owned subsidiary, Ocean Conversion (Cayman) Limited, was granted a seven-year water supply license, with effect from November 2002, by the government of the Cayman Islands and the Water Authority-Cayman to supply desalinated water from the North Sound plant. Under the terms of this license Ocean Conversion (Cayman) Limited is obligated to deliver to the Water Authority-Cayman the amount of water it demands or 713,000 U.S. gallons of water per day on average each month, which ever is less.

Bulk Water Operations in Belize

     In Belize, we sell bulk water through our wholly-owned subsidiary Belize Water Limited to Belize Water Services Ltd. (“BWSL”), which distributes the water through its own pipe line system to residential, commercial and tourist properties in Ambergris Caye, Belize. During 2003, we supplied BWSL with 99.9 million U.S. gallons of water.

     On July 21, 2000, we acquired Seatec Belize Ltd. and subsequently changed the name of the company to Belize Water Limited. Belize Water Limited provides potable water from one reverse osmosis seawater conversion plant in Ambergris Caye, Belize, Central America, capable of producing 420,000 U.S. gallons per day, to BWSL, which acquired the operations of the Belize Water and Sewerage Authority in February 2001.

     On September 17, 2003 we entered into a new 23-year contract with BWSL to supply a minimum of 1.75 million US gallons of water per week, or upon BWSL’s demand up to 2.1 million US gallons per week, on a take or pay basis. Additionally we are BWSL’s exclusive supplier of desalinated water on Ambergris Caye, Belize throughout the term of the contract. The new contract has been executed, but final completion is subject to satisfying three conditions precedent, of which to date we have met one and BWSL has met one. We are awaiting confirmation from the Government of Belize that our application for extension of our existing import duty and tax exemptions has been granted until at least September 17, 2009, which will satisfy the final condition precedent. The terms and conditions of the contract signed on June 26, 1992 between BWSL and our company remain in full force and effect until all conditions precedent are satisfied. On November 12, 2003, we offered and BWSL accepted a reduced concessionary water rate, effective November 1, 2003, which is equal to the water rate that we will charge BWSL under the new agreement. This reduced concessionary rate can be withdrawn by us at any time and we expect to offer the reduced rate until we satisfy the conditions precedent in the new contract.

     The new contract terminates on March 23, 2026. However BWSL has the option to advise us no later than six months before the termination date that it wishes to renew the contract for a further 25-year period on the same terms and conditions.

     On June 26, 1992 we entered into a contract with BWSL to supply a minimum of 135,000 U.S. gallons of water per day to BWSL, which expires in 2011, unless otherwise terminated in accordance with the terms of our new contract signed on September 1, 2003. While we own our production plant in Belize, we lease the parcel of land on which our plant is located from the Government of Belize at an annual rent of BZE$1.00. The lease commenced on April 27, 1993 and was extended on January 2, 2004 to a period of 33 years.

     When we originally acquired Belize Water Limited in July 2000, we were contractually obligated to supply water to Belize Water and Sewerage Authority, a Belize government organization. In early 2001, BWSL, a private company, purchased Belize Water and Sewerage Authority and assumed our contract with the Belize Water and Sewerage Authority.

     The base price of water supplied, and adjustments thereto, are determined by the terms of the contracts, which provide for annual adjustments based upon the movement in the government price indices specified in the contract, as well as monthly adjustments for changes in the cost of diesel fuel and electricity.

     We bill on a monthly basis based on metered consumption. Receivables are due within 21 days after the billing date. Interest of 1.5% per month (1% per month under the new contract) is charged on any delayed payments.

     BWSL distributes our water primarily to residential properties, small hotels, and businesses that serve the tourist market.

     We have operated our plant in Belize since July 2000. We believe that water sales in Belize are less cyclical, but on a similar cycle to sales in the Cayman Islands. Although both operations cater to similar tourist markets, Belize has a greater proportion of residents to tourists.

     In early 2003 our customer, BWSL, repaired several leaks in its distribution pipe line in Ambergris Caye. As a result, our water sales decreased by approximately 19% during January 2003, and continued to be lower than 2002 water sales for the full year in 2003. Our sales in 2003 were 11.2% lower by volume than in 2002. We expect this lower sales level to continue, and that modest increases will occur because of ongoing residential and tourist property development.

     Feed water for the reverse osmosis units is drawn from deep wells with associated pumps on the property. Reject water is discharged into brine wells on the property at a level below that of the feed water intakes.

     Electricity to our plant is supplied by Belize Electricity Limited. At the plant site, we maintain a diesel driven, standby generator with sufficient capacity to operate our essential equipment during any temporary interruptions in the electricity supply.

Bulk Water Operations in the British Virgin Islands

     In the British Virgin Islands, we sell bulk water through our affiliate, Ocean Conversion (BVI) Ltd., to the Government of the British Virgin Islands Water and Sewerage Department (“BVIW&S”), which distributes the water through its own pipe line system to residential, commercial and tourist properties on the islands of Tortola and Jost Van Dyke. During 2003, Ocean Conversion (BVI) Ltd. supplied BVIW&S with 297 million U.S. gallons of water.

     We account for our interests in Ocean Conversion (BVI) Ltd. using the equity investment method, and therefore the operating results of Ocean Conversion (BVI) Ltd. are not consolidated in our financial statements. Income from this equity investment has been included in our bulk water operations segment, since the business of Ocean Conversion (BVI) Ltd. is similar to the business of our bulk water operations segment.

     On February 7, 2003, we completed our purchase of 50% of the issued and outstanding voting stock, certain profit sharing rights and all of the non-voting shares of Ocean Conversion (BVI) Ltd. Also on that date we surrendered 18.2% of our profit sharing rights for 45,000 non-voting shares of Ocean Conversion (BVI) Ltd. On May 9, 2003 we sold all of our non-voting shares of Ocean Conversion (BVI) Ltd. to Sage Water Holdings (BVI) Limited. We now own 50% of the voting shares and 50% of the profit sharing rights of Ocean Conversion (BVI) Ltd.

     Ocean Conversion (BVI) Ltd. supplies desalinated water produced from its Baughers Bay desalination plant in Tortola, British Virgin Islands to BVIW&S. On May 31, 1999, the British Virgin Islands Government did not extend the water supply agreement for a seven-year period, and did not make a terminal payment of $1.42 million to Ocean Conversion (BVI) Ltd., which would have entitled them to take possession of the Baughers Bay plant. On January 28, 2000, the government advised Ocean Conversion (BVI) Ltd. that it considered a water sales arrangement to be in force on a monthly basis until negotiations for a new agreement could be concluded. Negotiations on the terms of a new agreement have not proceeded since our acquisition of interests in Ocean Conversion (BVI) Ltd., and we are presently awaiting an indication from government that they wish to meet to discuss the terms of a new agreement.

     Ocean Conversion (BVI) Ltd.’s Baughers Bay plant was expanded in December 2003 to a capacity of 1.7 million U.S. Gallons per day. The plant is dual-train seawater reverse osmosis plant with an advanced energy recovery system. Ocean-Conversion (BVI) Ltd. generates its own electrical power on site using two large Caterpillar diesel driven generator units. Ocean Conversion (BVI) Ltd. also purchases electricity from the BVI Electric Co. to power ancillary equipment and provide building lighting.

     Our wholly-owned subsidiary, DesalCo Limited, provides a Vice President and Chief Executive Officer as well as other management and engineering services to Ocean Conversion (BVI) Ltd. in the form of accounting services, personnel management and plant management for a monthly fee of $20,400. DesalCo Limited also receives a bonus of 4% of the annual net operating income of Ocean Conversion (BVI) Ltd.

     Under the Articles of Association of Ocean Conversion (BVI) Ltd., we are able to appoint three of the six directors of the company. Sage Water Holdings (BVI) Limited, which owns the remaining 50% of the issued and outstanding voting shares, is entitled to appoint the remaining three directors. If there is a tied vote on any matter, the President of the Caribbean Water and Wastewater Association will be entitled to appoint a junior director to break the tie.

Bulk Water Operations in the Bahamas

     In the Commonwealth of the Bahamas, we sell bulk water through our majority-owned subsidiary, Waterfields Company Limited, to the Water and Sewerage Corporation of the Bahamas (“WSC”), which distributes the water through its own pipe line system to residential, commercial and tourist properties on the island of New Providence. During 2003, Waterfields Company Limited supplied WSC with 587 million U.S. gallons of water.

     As a result of our acquisition of DesalCo Limited on February 7, 2003 we acquired a 12.7% interest in Waterfields Company Limited. On July 30, 2003, we acquired a further 13.5% of Waterfields and effective August 1, 2003, acquired an additional 64.7% interest resulting in total controlling interest of 90.9% of Waterfields.

     We supply bulk water to WSC from our Windsor Plant under the terms of a 15-year water supply agreement dated May 7, 1996. We are required under this agreement to provide WSC with at least 16.8 million US gallons per week of potable water, and WSC has contracted to purchase at least that amount from us on a take-or-pay basis. The water supply agreement expires on the later of March 1, 2013 or after the plant has produced approximately 13.1 billion U.S. gallons of water. At the conclusion of the initial term of the water supply agreement, WSC has the following options:

•	extend the term of the agreement for an additional five years at a reduced rate specified in the agreement;

•	exercise a right of first refusal to purchase any materials, equipment and facilities that Waterfields intends to remove from the site, and negotiate a purchase price with Waterfields; or

•	require Waterfields to remove all materials, equipment and facilities from the site.

     Feed water for the reverse osmosis unit is drawn from deep wells with associated pumps on the property. Reject water is discharged into brine wells on the property at a deeper level than the feed water intakes.

     Electricity to our plants is supplied by Bahamas Electricity Corporation. We maintain, standby generator with sufficient capacity to operate essential equipment at our Windsor Plant and are able to produce water with this plant during any temporary interruptions in the electricity supply.

Bulk Water Demand and Average Sales Price

     The table below lists the total volume of water we supplied on a quarterly basis for the four years ended December 31, 2003 to all of our Bulk water customers:

	2003	2002	2001	2000
	(in thousands of U.S. gallons)
First Quarter	133,682	24,751	24,589	—
Second Quarter	208,107	30,206	26,519	—
Third Quarter	300,429	30,028	21,404	19,507
Fourth Quarter	350,143	27,552	21,266	19,624

Total	992,361	112,537	93,778	39,131

     Our average sales price per 1,000 U.S. gallons of potable water sold to our Bulk water customers for the three years ended December 31, 2003, 2002 and 2001 are as follows:

	2003	2002	2001
	(per 1,000 U.S. gallons)
Average Sales Price	$7.10	$13.07	$13.12

SERVICES (ENGINEERING AND MANAGEMENT) OPERATIONS

Engineering Services Operations acquired through DesalCo Limited

     As a result of our acquisition of DesalCo Limited effective February 1, 2003, we provide management, engineering and construction services for desalination projects and are the exclusive agents for sales of DWEER™ energy recovery systems for desalination plants in the Caribbean basin until October 2009. DesalCo Limited, which is recognized by suppliers as an original equipment manufacturer of reverse osmosis seawater desalination plants, also acts as the purchasing agent for all companies affiliated with our company.

     In 2003 DWEER Technology Ltd. (“DWEER Tech”), the owner of the DWEER™ technology, licensed the world-wide rights to the DWEER™ technology to Calder AG, a Swiss company. On February 26, 2004 we entered into a new exclusive Caribbean distributorship agreement with Calder AG for the DWEER™ technology, and amended the terms of our distributorship agreement with DWEER Tech. The Calder agreement supercedes our agreement with DWEER Tech, and contains terms comparable to the DWEER Tech agreement.

Service Operations in Barbados

     Effective February 1, 2003, we acquired all of the issued and outstanding stock of DesalCo Limited. DesalCo Limited owns all of the issued and outstanding stock of DesalCo (Barbados) Ltd., a Barbados company, which operates a desalination plant for Sandy Lane Properties Ltd. in St. James, Barbados. As a result of our acquisition of DesalCo Limited, we acquired control of its wholly-owned subsidiary, DesalCo (Barbados) Ltd.

     Under the terms of a supply agreement and operating agreement with Sandy Lane Properties Ltd., DesalCo Limited constructed and operates a seawater desalination plant, which provides irrigation water for several golf courses on the Sandy Lane Resort in St. James, Barbados. The plant and property are owned by Sandy Lane Properties Ltd. and DesalCo Limited operates the plant under the terms of a five-year operating agreement, which expires in January 2006. Sandy Lane Properties Ltd. has the option to cancel the operating agreement with three months prior notice to DesalCo Limited, subject to certain penalties for early termination of the operating agreement. The operating agreement was assigned to DesalCo Limited’s wholly-owned subsidiary, DesalCo (Barbados) Ltd., in January 2001 and DesalCo (Barbados) Ltd. pays a monthly assignment fee to DesalCo Limited equal to 8% of the gross revenue received under the operating agreement. DesalCo Limited also provides certain engineering services and pays a portion of the plant manager’s salary in exchange for a management fee of approximately $12,640 per month and reimbursement of expenses. This management fee was reduced in May 2003 from approximately $14,700 per month.

OTHER INFORMATION REGARDING THE COMPANY’S BUSINESS

Wastewater Services in the Cayman Islands

     We began providing sewerage services on Grand Cayman in 1973. In 1987, the Cayman Islands government, through Water Authority-Cayman, constructed a public sewerage system in part of the Seven Mile Beach area where Governor’s Harbour is located. In 1988, Water Authority-Cayman began processing sewage delivered by the pipelines and lift stations in that area and we stopped our processing of sewage. Water Authority-Cayman currently directly bills our former sewerage customers for its services. In October 2001, we reached an agreement with the Water Authority-Cayman pursuant to which

Water Authority-Cayman assumed, in November 2002, the operation of two remaining sewage lift stations, which we had operated. No revenue was earned for wastewater services during the three years ended December 31, 2003.

The Government in the Cayman Islands, Customs Duties and Taxes

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

     We have exemptions from, or receive concessionary rates of, customs duties on capital expenditures on plant and major consumable spares and supplies imported into the Cayman Islands as follows:

•	there are no local taxes on profit, income, distributions, capital gains or appreciations of our company in the Cayman Islands;

•	we do not pay any import duty or taxes on permeator membranes, electric pumps and motors and chemicals, and we pay duty at the rate of 10% of the cost, including insurance and transportation to the Cayman Islands, of other plant and associated materials and equipment to manufacture or supply water in Seven Mile Beach or West Bay areas; and

•	Ocean Conversion (Cayman) Limited pays all customs duties up to 10% in respect of materials and supplies imported for the Red Gate plant and is reimbursed amounts in excess of this by Water Authority-Cayman.

     A major source of revenue to the Cayman Islands government is a 7.5% or 9% stamp tax, depending on location, on the transfer of ownership of land in the Cayman Islands. During the period of November 14, 2001 to date the stamp tax rate is temporarily set at 5%. To prevent stamp tax avoidance by transfer of ownership of the shares of a company, which owns land in the Cayman Islands (as opposed to transfer of the land itself), The Land Holding Companies (Share Transfer Tax) Law was passed in 1976. The effect of this law is to charge a company, which owns land or an interest in land in the Cayman Islands, a tax based on the value of its land or interest in land attributable to each share transferred. The stamp tax calculation does not take into account the proportion which the value of a company’s Cayman land or interest bears to its total assets and whether the intention of the transfer is to transfer ownership or part of a company’s entire business or a part of its Cayman land or interest.

     Prior to our ordinary shares becoming quoted in the United States, we paid this tax on private share transfers. We have never paid the tax on transfers of our publicly traded shares. Since 1994, we requested that the Cayman Islands government exempt us from the share transfer tax. On April 10, 2003, we received notice that the Cayman Islands government had granted an exemption from taxation for all transfers of our shares. We believe it is unlikely that government will seek to collect this tax on transfers of our publicly traded shares between the period 1994 through April 10, 2003.

The Government in the Bahamas, Customs Duty, and Taxes

     The Commonwealth of the Bahamas is a constitutional parliamentary democracy with the Queen of England as the constitutional head of state. The basis of Bahamian law and legal system is the English common law tradition with a Supreme Court, Court of Appeals, and a Magistrate court.

     We have not been granted any tax exemptions for our Bahamian operations. Bahamian companies are subject to an annual business license fee ranging from 1% to 2% of their gross revenues. We did not pay any business license fees to the Bahamian government in respect of our Bimini retail water operations during 2001, 2002, or 2003, other than National Insurance Board tax on our employees. We estimate our potential tax liability based on our 2003, 2002 and 2001 gross revenues to be less than $2,500.

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

     The Government of Belize has exempted Belize Water Limited from all import duties and stamp taxes until January 28, 2005, and company taxes until January 28, 2006. Belize levies a gross receipts tax on corporations at a rate varying between 0.75% and 25%, depending on the type of business, and a corporate income tax at a rate of 25% of chargeable income. Gross receipts tax payable amounts are credited towards corporate income tax. We believe our business would be subject to a 1.25% gross receipts tax and income tax without our exemption. Belize levies import duty on most imported items at rates varying between 0% and 45%, with most items attracting a rate of 20%. While the Government of Belize confirmed its commitment in a letter dated June 29, 1992 from the Financial Secretary of Belize to support all future applications for extensions or additional tax exemptions for the life of the water supply contract, future exemptions must be approved by the Belizean legislature and we cannot give any assurance that we will be granted any further tax exemptions after January 28, 2006.

     In January 2004, in connection with our new water sales contract with BWSL, we submitted an application to the Government of Belize requesting that our existing stamp tax, import duty, and company tax exemptions are extended until March 23, 2026. We have received confirmation that our application is currently under review, and we are awaiting a reply from the government.

The Government in the British Virgin Islands and Customs, Duties and Taxes

     The British Virgin Islands is an Overseas Territory of the United Kingdom that was first settled by the Dutch in 1648 and annexed by the British in 1672. It adopted a constitution in 1977 and is now a constitutional democracy with three branches of government: the Executive Council, the Judiciary and the Legislative Council. Executive authority is vested in the Queen of England, exercised through her representative, the Governor. The Governor has responsibility for the courts, public service, police, and foreign affairs and full policy-making authority. The Governor is not a member of the Executive Council but receives assistance with the day-to-day operations of the government. The Executive Council is made up of various members of the legislature. The Parliament or Legislative Council is made up of (13) thirteen seats with members elected by popular vote, serving up to but no more than five-year terms. The British Virgin Islands are an English common law jurisdiction with a Supreme Court, Court of Appeals and Magistrates Court.

     The British Virgin Islands imposes a corporate income tax at a rate of 15% of net income. However, Ocean Conversion (BVI) Ltd. received an exemption, under the water supply agreement with the British Virgin Islands government, from all taxes, duties, levies and impositions on items which it imports for the Baugers Bay plant.

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

     The net income of DesalCo (Barbados) Ltd. is subject to a 40% Barbados corporate tax, and all dividend payments and supplier payments are subject to a Barbados withholding tax of 15%. All customs duties due on parts and equipment for the plant are paid by DesalCo (Barbados) Ltd. since a concession on such duties held by Sandy Lane Properties Ltd. expired in March 2004. Value added taxes are paid by Sandy Lane Properties Ltd. DesalCo (Barbados) Ltd. has made all necessary tax filing and payments.

Government Regulation

     In the Cayman Islands, we are regulated by the Water Authority-Cayman on behalf of the Cayman Islands Government and believe that our operations comply with all local laws and regulations.

     We have received confirmation from the Public Utilities Commission of Belize that they approve of the terms and conditions of our new contract with Belize Water Services Limited. We believe that our operations in Belize comply with all other local laws and regulations.

     We believe that our operations in the Bahamas, the British Virgin Islands and Barbados comply with all local laws and regulations, and we are currently reviewing our Bahamian tax status as it relates to our Bimini operation, as disclosed above.

Market and Service Area

     Although we currently operate in the Cayman Islands, Belize, Barbados, the British Virgin Islands and the Bahamas, we believe that our potential market consists of any location where there is a need for potable water. The desalination of seawater, either through distillation or reverse osmosis, is the most widely used process for producing fresh water in areas with an insufficient natural supply. We believe our experience in the development and operation of distillation and reverse osmosis desalination plants as well as our exclusive rights in the Caribbean to the DWEER™ energy recovery system provides us with a significant opportunity to successfully expand our operations beyond the markets in which we currently operate.

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

     According to the most recent figures published by the Economics and Statistics Office of the Cayman Islands Government, the population of the Cayman Islands was approximately 39,410 in 1999. The figures published by the Cayman Islands Government Department of Tourism show that for the year ended December 31, 2003, the tourist air arrivals decreased by 3% and tourists cruise ship arrivals increased 16% from the prior year. Total visitors increased to 2.1 million persons for the year ended December 31, 2003 from 1.9 million during the year ended December 31, 2002. We believe that our water sales in the Cayman Islands are more positively impacted by tourists that arrive by air than by those arriving by cruise ship, since cruise ship tourists generally only remain on island for one day or less.

     During 2003, construction progresses markedly within our franchise area on the 360-room Ritz Carlton Hotel, condominiums and golf course development. The developer of this project has announced an anticipated completion date of December 2004. We are not currently aware of any similar large developments in the final planning stages or under construction within our service area in the Cayman Islands.

     During 2002, the government of the Cayman Islands amended the Development and Planning Law to permit construction of buildings up to seven stories in certain zones within our franchise area, including commercial and hotel zones. Previously, buildings in these zones were only permitted to be built to five stories. We believe that this change in the law will facilitate the development of certain properties within our franchise area that may have otherwise not developed under the old height restriction, and it has already facilitated the re-development of one existing property, which has been demolished and re-built as a seven-story structure.

     Our current operations in Belize are located on Ambergris Caye, which consists of residential, commercial and tourist properties in the town of San Pedro. This town is located on the southern end of Ambergris Caye. Ambergris Caye is one of many islands located east of the Belize mainland and off the southeastern tip of the Yucatan Peninsula. Ambergris Caye is approximately 25 miles long and, according to the Belize National Population Census 2000, has a population of about 4,500 residents, which has increased approximately 144% over the past ten years. We provide bulk potable water to Belize Water Services Limited which distributes this water to this market. Belize Water Services Limited (“BWSL”) currently has no other source of potable water on Ambergris Caye. Our new contract with BWSL makes us the exclusive producer of desalinated water on Ambergris Caye though 2026.

     A 185 mile long barrier reef, which is the largest barrier reef in the Western Hemisphere, is situated just offshore of Ambergris Caye. This natural attraction is becoming a choice destination for scuba divers and tourists. According to information published by the Belize Trade and Investment Development Service, tourism is Belize’s second largest source of foreign income, next to agriculture.

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

     New Providence, Lyford Caye and Paradise Island, connected by several bridges, are located approximately 150 miles east southeast of the Bimini Islands. With an area of 151 square miles and a population of approximately 211,000, Nassau is the political capital and the commercial hub of the Bahamas. As the largest city with its famed Cable Beach, it accounts for more than two-thirds of the four million tourists who visit the Bahamas annually. New Providence is presently experiencing intermittent water shortages and imports about one-half of its water from Andros Island, which lies about 35 miles west of New Providence.

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

Growth Strategy

     Our strategy is to provide water services in areas where the supply of potable water is scarce. We have focused on the Caribbean basin and adjacent areas as our principal market because these areas have: little or no naturally occurring fresh water; limited local regulations and taxes allow for higher returns than most highly regulated countries; and a large proportion of tourist properties, which historically have generated higher volume sales than residential properties.

     Our growth strategy is as follows:

•	We intend to continue to develop our production and distribution infrastructure and provide high quality potable water to our licensed area in the Cayman Islands. We have increased our share of the potable water market in the Cayman Islands as a result of our purchase of the Britannia plant and recent acquisition of Ocean Conversion (Cayman). We also intend to explore the feasibility of either acquiring or obtaining the license from the Cayman Island government to operate Water Authority-Cayman, which supplies water to parts of Grand Cayman, Little Cayman and Cayman Brac.

•	We intend to expand our existing operations in the Cayman Islands, Belize, Barbados, the British Virgin Islands and the Commonwealth of the Bahamas. For example, through negotiations with Belize Water Services Limited, we have extended the term of our agreement to 23 years and increased the guaranteed minimum quantities supplied. We intend to seek new water supply agreements for other areas in Belize. Similarly, as the development of resort properties in Bimini continues, we expect to sell more water to additional customers further utilizing our current plant until the installation of a larger plant becomes necessary. We also believe that the water supply needs in New Providence, Bahamas are growing and we are pursuing two new opportunities to produce and sell more water in New Providence. In the British Virgin Islands, we expanded the capacity of our existing plant on the island of Tortola from 1.2 million to 1.7 million U.S. gallons per day, and we are constructing a second plant on the island of Tortola.

•	We intend to expand our operations to other markets outside of our current areas of operation where there is need for potable water. In addition to our recent acquisitions, we are currently involved in preliminary discussions to operate water-making plants and to supply water in other new markets and may pursue these opportunities either on our own or through joint ventures. So far, we have focused on various locations throughout the Caribbean basin and Central America.

•	We intend to broaden our existing and future operations into complementary services. Prior to the installation of a central wastewater system by the Cayman Islands government, we provided wastewater services on Grand Cayman. We may reenter this field in the Cayman Islands and intend to use our expertise to provide such services outside of the Cayman Islands.

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

     We use reverse osmosis technology to convert seawater to potable water. We believe that this technology is the most effective and efficient conversion process for our market. However, we are always seeking ways to maximize efficiencies in our current processes and to investigate new more efficient processes to convert seawater to potable water. The equipment at our plants is among the most energy efficient available and we monitor and maintain our equipment in an efficient manner. As a result of our years of experience in seawater desalination, we believe that we have an expertise in the development and operation of desalination plants which is easily transferable to locations outside of our current operating areas.

     In addition, DesalCo Limited, our recently acquired wholly-owned subsidiary, is the exclusive distributor in the Caribbean basin for the DWEER™ system produced by DWEER Technology Limited for use in reverse osmosis seawater desalination plants. An advanced energy recovery system, the DWEER™ system is utilized to efficiently recover energy from the high-pressure brine that is the by-product of the reverse osmosis desalination process. Unlike pump/turbine systems used in many desalination plants around the world, the DWEER™ system recovers nearly 100% of the energy contained in the reject water (or brine) from the reverse osmosis process. As a result, the DWEER™ energy recovery system for reverse osmosis seawater desalination plants is one of the most energy efficient systems of its kind. The DWEER™ system is used on all desalination plants that DesalCo Limited has designed since 1990. As a result of the completion of the DesalCo Limited acquisition in February 2003, our company has the exclusive distribution rights for the DWEER™ system in the Caribbean basin through October 2009.

Raw Materials and Sources of Supply

     All materials, parts and supplies essential to our business operations can normally be obtained from multiple sources, except for the DWEER™ energy recovery devices which are exclusively manufactured by Calder AG, a Swiss company, and which we use at all of our plants with the exception of the Belize and Britannia plants. We have obtained, through our subsidiary DesalCo Limited, a seven-year exclusive distributorship agreement with Calder AG for the DWEER™ system. We do not manufacture any parts or components for equipment essential to our business. Our access to seawater for processing into potable water is granted through our licenses and contracts with governments of the various jurisdictions in which we have our operations.

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

Seasonal Variations in Our Business

     Although, our water sales in the Cayman Islands, Belize and Bimini are seasonal, the variations between the periods are not significant. We normally sell more water during the first and second quarters when greater numbers of tourists are present. Our sales are also affected to some extent by the weather. We sell less water during the third and fourth quarters, which normally experience higher rainfall amounts than other times of the year. We do not believe that our operations in Nassau and Tortola will be subject to significant seasonal variations in demand. Our operation in Barbados has been subject to seasonal demand variations since Sandy Lane finished the grow-in of the grass on their three golf courses in early 2003.

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

     On Ambergris Caye in Belize, our new water supply contract with Belize Water Services Limited is exclusive, and Belize Water Services Limited can no longer seek contracts with other water suppliers, or produce water themselves, to meet their future needs in San Pedro, Ambergris Caye, Belize.

     On South Bimini Island in the Bahamas, we supply water to a private developer and do not have competitors. AquaDesign, an Ionics Inc. company, operates a seawater desalination plant on North Bimini Island. We are aware that AquaDesign/Ionics, Enerserve/Vivendi, IDE, Pridesa, Inima and Biwater are competing with us for a new contract with the Bahamian government to build and operate a seawater desalination plant at Blue Hills, New Providence, Bahamas. We expect to compete with these companies in the future for similar projects.

     AquaDesign operates seawater desalination plants in West End and Sea Cows Bay, Tortola, and on Virgin Gorda in the British Virgin Islands and generally bids against Ocean Conversion (BVI) Ltd. for projects. There are currently water shortages in certain areas of Tortola, particularly on the eastern end of the island, and we believe that additional desalination plants will be required to alleviate these shortages. Ocean Conversion (BVI) Ltd. is currently designing a seawater desalination plant to be constructed on a site already identified in East End, Tortola.

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

     To implement our growth strategy outside our existing operating areas, we will have to compete with the same companies we are presently competing with for the Blue Hills project in Nassau, Bahamas. These companies currently operate in areas in which we would like to expand our operations. These companies already maintain world-wide operations and have greater financial, managerial and other resources than our company. We believe that our low overhead costs, knowledge of local markets and conditions, exclusive rights in the Caribbean to the DWEER™ energy recovery system and our efficient manner of operating desalinated water production and distribution equipment will provide us competitive advantage on projects, ranging in size up to 8 million U.S. gallons per day, in the Caribbean basin and surrounding areas.

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

     Our Cayman Islands license requires that our potable water quality meet the World Health Organization’s Guidelines for Drinking Water Quality and contain less than 200 mg/l of total dissolved solids. On February 1, 2003, we entered into a license amendment with the government under which we were required by October 1, 2003 to improve the aesthetic quality of our potable water supply in our licensed area to the same quality as that supplied by Ocean Conversion (Cayman) Limited to Water Authority-Cayman. We completed upgrades to our Governor’s Harbour, West Bay and Britannia plants before the October 1st deadline, and we meet all of the water quality requirements in our Cayman license. In addition, noise levels at our plants cannot exceed the standards established by the U.S. Occupational Safety and Health Act. To date, we have not received any complaints from any regulatory authorities concerning hydrogen sulfide emissions.

     With respect to our Belize, Bahamas and British Virgin Islands operations, we are required by our water supply contracts to take all reasonable measures to prevent pollution of the environment. We are licensed by the Belize and Bahamian governments to discharge concentrated seawater, which is a byproduct of our desalination process, into deep disposal wells, and by British Virgin Islands government to discharge concentrated seawater into the coastal marine environment. We operate our plants in a manner so as to minimize the emission of hydrogen sulfide gas into the environment. We are not aware of any existing or pending environmental legislation which may affect our operations in Belize, the Bahamas and the British Virgin Islands. To date we have not received any complaints from any regulatory authorities regarding hydrogen sulfide gas emission, nor any other matter relating to operations.

     In Barbados, we operate a seawater desalination plant for Sandy Lane Properties Ltd., who holds all of the government and environmental permits relating to the construction and operation of the plant. We are not aware of any existing or pending environmental legislation which may affect our operations in Barbados.

Employees

     Including employees from our acquisitions in February 2003, we employ 55 persons in the Cayman Islands, seven of whom are executive and management personnel who have an average of 15 years experience with our company or in a directly related position. Ten employees are engaged in administrative and clerical positions. The remaining staff are engaged in engineering, plant maintenance and operations, pipe laying and repair, leak detection, new customer connections, meter reading and laboratory analysis of water quality. Our staff has significant experience and on average has worked with us for eight years, with three of the employees having worked over 20 years with us. We presently employ six persons in Belize to manage and operate our plant. Waterfields Company Limited presently employs eight persons to operate the plant in New Providence, Bahamas. We directly employ one person to manage and operate our water plant and distribution system in South Bimini, Bahamas. We presently employ five persons in Barbados to operate the water plant for Sandy Lane Properties. Currently, we manage the five employees of Ocean Conversion (BVI) Ltd. in the British Virgin Islands. None of our employees is party to a collective bargaining agreement. We consider our relationship with our employees to be good.

ITEM 2. PROPERTIES

Cayman Island Properties

     Governor’s Harbour Plant

     We own our Governor’s Harbour plant and the 8,745 square feet of buildings which contain the water treatment facility, and operate and maintain the plant through our wholly-owned subsidiary Ocean Conversion (Cayman) Limited. The plant is located on 3.2 acres, including 485 feet of waterfront. The current water production capacity of our Governor’s Harbour plant is 1.2 million U.S. gallons per day. On this site we also have three 1.0 million U.S. gallon potable water storage tanks, which were constructed in 2003 to replace our previous 2.0 million U.S. gallon fabric-lined storage tanks. The property surrounding the facility has yet to be fully developed, although these areas are being developed for residential and tourist accommodations.

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

     Britannia Plant

     On February 1, 2002, we purchased the Britannia seawater desalination plant in Grand Cayman, which consists of four seawater reverse osmosis production units with a combined nominal production capacity of 440,000 U.S. gallons of water per day, an 840,000 U.S. gallon bolted steel water tank, potable water high service pumps, and various ancillary equipment to support the operation. We have entered into a lease of the 0.73 acre site and steel frame building which houses the plant, from Cayman Hotel and Golf Inc., for a term of 25 years at an annual rent of $1.00.

     Distribution System

     We own our Seven Mile Beach and West Bay potable water distribution systems in Grand Cayman. The combined systems consist of approximately 67 miles of polyvinyl chloride and polyethylene water pipes, valves, curb stops, meter boxes, and water meters installed in accordance to accepted engineering standards in the United States of America.

     Leased Properties

          In addition to the properties where our water plants are located, we rent approximately 4,350 square feet of space for our executive offices at Trafalgar Place, West Bay Road, Grand Cayman under a lease which expires on January 31, 2008, with an extension provision until January 31, 2010.

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

     Red Gate Road Plant

     Under the terms of the water production and supply license between Ocean Conversion (Cayman) Limited and the government of the Cayman Islands, Ocean Conversion (Cayman) Limited is allowed to use the property on which the plant is located to produce approximately 1.3 million U.S. gallons of desalinated water per day for sale to the Water Authority-Cayman. Ocean Conversion (Cayman) Limited owns all of the buildings, equipment feed water wells and brine disposal wells with the exception of the piping from the wells to the plant (including feed water and brine disposal) and the main electrical service disconnect, both of which are owned by Water Authority-Cayman. The property on which the plant is located is also owned by Water Authority-Cayman. The plant was originally powered only by electricity, but was upgraded in 1994 to include diesel driven high-pressure pumps. The original electric driven pumps are still in place as backups, although the electric pumps alone are not capable of powering the plant at the full production rate. Upon expiration of the water production and supply license on November 30, 2008, Water Authority-Cayman will take possession of the plant for no consideration. This license was extended in November 2001 for a period of seven years and no further extension options are included in the present license.

     Lower Valley Plant

     Ocean Conversion (Cayman) Limited provided the plant and equipment to Water Authority-Cayman under a seven-year vendor-financed sale and operating agreement. Ocean Conversion (Cayman) Limited operates the electrically-powered 850,000 U.S. gallons per day rated plant and supplies approximately 792,000 U.S. gallons of desalinated water per day to Water Authority-Cayman. Ocean Conversion (Cayman) Limited leases the property on which the plant is located from Water Authority-Cayman for a minimal annual rent for the duration for the sale and operating agreement, which expires on March 9, 2006, but which contains a provision to extend the operating portion of the agreement for an additional period. Responsibility for operation of the plant passes to Water Authority-Cayman upon expiration of the lease-purchase and operating agreement. No further expansions of the plant are possible due to the restrictive size of the site and special considerations related to the feed water and brine disposal wells.

     North Sound Plant

     Construction of this plant commenced in June 2002 and was completed in November 2002. Ocean Conversion (Cayman) Limited provided the plant and equipment to Water Authority-Cayman under a seven-year vendor-financed sale and operating agreement. Ocean Conversion (Cayman) Limited operates the electrically powered plant and supplies approximately 792,000 U.S. gallons of desalinated water per day to Water Authority-Cayman. Ocean Conversion (Cayman) Limited leases the property on which the plant is located from Water Authority–Cayman for a minimal annual rent, for the duration of the sale and operating agreement. Responsibility for operation of the plant passes to Water Authority-Cayman upon expiration of the sale and operating agreement on November 28, 2009.

     Management Services Agreement

     The management services agreement between DesalCo Limited and Ocean Conversion (Cayman) Limited was terminated on December 1, 2003. Our company now provides management and engineering resources directly to its wholly-owned subsidiary, Ocean Conversion (Cayman) Limited.

Belize Properties

     We own our San Pedro water production facility in Ambergris Caye, Belize. The plant consists of a one story concrete block building, which contains a seawater RO water production plant with a production capacity of 420,000 US gallons per day. We lease from the Government of Belize at an annual rent of BZ$1.00, the parcel of land on which our plant is located. The lease commenced on April 27, 1993 and was recently extended for a term of 33 years.

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

     We own our Bahamas water production facility in Nassau, New Providence, Bahamas. The plant consists of four independent seawater reverse osmosis units, each with a production capacity of 700,000 U.S. gallons of water per day, a brackish water reverse osmosis plant with a production capacity of 2.6 million U.S. gallons per day, feed water deep wells, brine injection wells, fuel storage tanks, and other ancillary equipment. All of the seawater units feed their product into the brackish water unit which produces water for the Water and Sewerage Corporation of the Bahamas containing less than 50 mg/l of total dissolved solids. The plant is powered by a combination of diesel engine-driven high pressure pumps, and electrical power purchased from the Bahamas Electricity Corporation to power all other loads in the plant. The plant is contained within a 13,000 sq. ft. concrete and steel building, which also contains a warehouse, workshop and offices. The plant is located on land owned by the Water and Sewerage Corporation of the Bahamas and our fifteen-year water sales agreement gives us a license to use the land throughout the term of that agreement.

ITEM 3. LEGAL PROCEEDINGS

     We are not currently a party to any ongoing or pending legal proceeding.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted during the fourth quarter of the fiscal year covered by this Annual Report to a vote of security holders, through the solicitation of proxies or otherwise.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

     Our ordinary shares of common stock (“ordinary shares”) are listed on the Nasdaq National Market and trade under the symbol “CWCO”. Our ordinary shares are not traded on any market other than the Nasdaq National Market. Listed below, for each quarter of the last two fiscal years, are the high and low closing bid prices for the ordinary shares on the Nasdaq National Market.

	HIGH	LOW
First Quarter 2002	14.75	11.49
Second Quarter 2002	15.10	13.13
Third Quarter 2002	15.20	11.24
Fourth Quarter 2002	14.74	11.58
First Quarter 2003	15.47	13.77
Second Quarter 2003	15.91	13.50
Third Quarter 2003	17.75	14.02
Fourth Quarter 2003	20.98	17.37

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

     On December 31, 2003, we issued options to purchase an additional 165,752 ordinary shares having an exercise price of $20.05 to two directors and three executive officers. These options are exercisable until April 7, 2007. The options issued on December 31, 2003 were exempt from registration under Regulation S promulgated under the Securities Act of 1933 because the options were offered and sold outside of the United States to non-U.S. persons, as defined in Regulation S. All of the options were issued as consideration for services that the directors and the executive officer provided to us during fiscal year 2003.

Holders

     On March 29, 2004, we had 654 holders of record of our ordinary shares.

Dividends

     We have paid cash dividends on our ordinary shares since 1985. The board of directors’ policy is to pay cash dividends out of accumulated profits on a quarterly basis, if funds are available. Our board of directors have established a policy, although not a binding obligation, that, subject to annual review by the board of directors, our company will maintain a dividend pay-out ratio in the range of 50% to 60% of net income. Our payment of any future cash dividends, however, will still depend upon our earnings, financial condition, capital demand and other factors, including the condition in our loan agreement with Scotiabank (Cayman Islands) Ltd. that dividends be paid from current cash flow. The board of directors declares and approves all interim dividends. It is a requirement of our Articles of Association for the board of directors to seek shareholder approval of the final dividend, if any, at the annual meeting of our shareholders.

     Listed below, for each quarter of the last two fiscal years, is the amount of interim dividends, in U.S. dollars, declared on our issued and outstanding ordinary shares and redeemable preferred shares. No final dividend was declared during the last two fiscal years.

First Quarter 2002	0.105	Per Share
Second Quarter 2002	0.105	Per Share
Third Quarter 2002	0.105	Per Share
Fourth Quarter 2002	0.105	Per Share
First Quarter 2003	0.105	Per Share
Second Quarter 2003	0.105	Per Share
Third Quarter 2003	0.105	Per Share
Fourth Quarter 2003	0.105	Per Share

     On February 10, 2004 our board of directors declared an interim cash dividend of $0.115 per share, an increase of approximately 10%, payable on April 30, 2004 to shareholders of record on March 31, 2004.

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

     As discussed in Part I, Item 1, we were subject in the Cayman Islands to a stamp tax when our shares are transferred. Prior to our ordinary shares becoming quoted in the United States, we paid this tax on private share transfers. We have never paid the tax on transfers of our publicly traded shares. Since 1994, we requested that the Cayman Islands government exempt us from the share transfer tax. On April 10, 2003, we received notice that the Cayman Islands government had granted an exemption from taxation for all transfers of our shares. We believe it is unlikely that government will seek to collect this tax on transfers of our publicly traded shares during the period 1994 through April 10, 2003.

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

     The consolidated financial statements include the accounts of the Company’s wholly-owned subsidiaries Cayman Water Company Limited, Belize Water Limited, Ocean Conversion (Cayman) Limited, DesalCo Limited, DesalCo (Barbados) Ltd, and its majority owned subsidiary Waterfields Company Limited. The operating results of Ocean Conversion (Cayman) Limited, DesalCo Limited, DesalCo (Barbados) Ltd. have been included in the consolidated financial statements effective February 1, 2003. The operating results of Waterfields Company Limited have been included in the financial statements effective August 1, 2003. All inter-company balances and transactions have been eliminated.

     Set forth below is selected financial data based upon our consolidated financial statements. The table contains information, expressed in US dollars, derived from our audited consolidated financial statements for the five-year period ended December 31, 2003. This selected financial data should be read in conjunction with the more detailed financial statements and related notes thereto contained elsewhere in this Annual Report. The audited consolidated financial statements for the years ended December 31, 2000 and 1999 and accountant’s reports thereon are not included in this Annual Report.

	YEAR ENDED DECEMBER 31,
	2003	2002	2001	2000	1999
Statement of Income Data:
Revenue	$19,054,205	$12,154,689	$11,248,105	$9,795,751	$7,936,118
Net Income (1)	4,177,081	2,576,310	2,764,573	2,404,820	1,569,717
Balance Sheet Data:
Total Assets	68,562,126	25,507,637	22,721,178	21,845,672	16,431,321
Long Term Debt Obligation	16,633,437	2,074,609	1,213,804	1,131,986	1,926,786
Redeemable preferred stock	16,302	23,688	30,234	40,361	49,270
Dividends Declared Per Share	0.42	0.42	0.40	0.34	0.20
Basic Earnings Per Share	0.85	0.65	0.71	0.68	0.51
Based on Number of Shares	4,917,183	3,969,861	3,897,969	3,532,501	3,044,293
Diluted Earnings Per Share	0.83	0.63	0.69	0.67	0.49
Based on Weighted Number of Shares	5,037,530	4,087,532	3,999,691	3,616,271	3,188,048

(1)	Net Income represents income after a cumulative change in accounting principle in 1999 of $117,576 as Statement of Position 98-5 “Reporting on the Costs of Start-Up Activities” requires start up costs to be expensed as incurred rather than deferred.

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

     *Million U.S. gallons of water per day.

Cayman Islands

     We have been operating our business on Grand Cayman Island since 1973 and have been using RO technology to convert seawater to potable water since 1989. There is a limited natural supply of fresh water on the Cayman Islands. We currently have an exclusive license from the Cayman Islands government to process potable water from seawater and then sell and distribute that water by pipeline to Seven Mile Beach and West Bay, Grand Cayman. Prior to our acquisition of Ocean Conversion (Cayman) Limited, our Cayman Islands operations consisted of three reverse osmosis seawater conversion plants in Grand Cayman: the Governor’s Harbour plant, the West Bay plant and the Britannia plant. The combined capacity of these plants is 2.4 million U.S. gallons per day. Our pipeline system in the Cayman Islands covers the Seven Mile Beach and West Bay areas of Grand Cayman and consists of approximately 67 miles of polyvinyl chloride pipe. Retail water sales in Grand Cayman are made within our licensed area to approximately 3,300 customers. During 2003, we supplied approximately 543 million U.S. gallons of water to our Retail water customers in Grand Cayman.

     As a result of our recent acquisition of Ocean Conversion (Cayman) Limited, we now operate an additional three reverse osmosis seawater conversion plants in Grand Cayman with a total installed capacity of 2.9 million U.S. gallons per day. Ocean Conversion (Cayman) Limited provides water on a take or pay basis to the Water Authority-Cayman, a government regulatory agency, under various licenses and agreements. During 2003, we supplied approximately 646 million U.S. gallons of water to our Bulk water customer in Grand Cayman.

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

Belize

     Our Belize operation, which was acquired on July 21, 2000, consists of one reverse osmosis seawater conversion plant on Ambergris Caye, Belize, Central America, which is capable of producing 420,000 U.S. gallons per day. We sell water to one customer, Belize Water Services Limited, which then distributes the water through its own distribution system to residential, commercial and tourist properties on Ambergris Caye. During 2003, we supplied approximately 100 million U.S. gallons of water to our Bulk water customer in Belize.

Bahamas

     Prior to our acquisition of operational control of Waterfields Company Limited, our Bahamas operations consisted of one reverse osmosis seawater conversion plant in Bimini, Bahamas. Our Bimini plant is capable of producing 115,000 U.S. gallons per day and provides potable water to Bimini Sands Resort and to the Bimini Beach Hotel. During 2003, we supplied approximately 3 million U.S. gallons of water to our retail water customer in Bimini, Bahamas. We expect the demand for water from our plant in Bimini to increase as additional phases are completed at the Bimini Sands development.

     As a result of our acquisition of Waterfields Company Limited, we acquired an additional reverse osmosis seawater conversion plant in the Bahamas. Waterfields produces potable water from one reverse osmosis seawater conversion plant in New Providence and has a total installed capacity of 2.6 million U.S. gallons per day. Waterfields Company Limited provides water on a take or pay basis to the Water and Sewerage Corporation of the Bahamas under a long-term build, own and operate supply agreement. During 2003, we supplied approximately 247 million U.S. gallons of water to our Bulk water customer in the Bahamas.

Barbados

     The recently acquired Barbados operation consists of a service agreement to operate one reverse osmosis seawater conversion plant with a capacity of 1.3 million U.S. gallons per day which is owned by Sandy Lane Resort. This plant is operated by DesalCo (Barbados) Ltd., the wholly owned subsidiary of DesalCo Limited. The plant provides water to the Sandy Lane Resort, and during 2003, we produced approximately 261 million U.S. gallons.

British Virgin Islands

     We recently entered the market in the British Virgin Islands when our wholly-owned subsidiary, DesalCo Limited acquired an equity position and shared management control of Ocean Conversion (BVI) Ltd., which produces potable water from one reverse osmosis seawater conversion plant in Tortola, British Virgin Islands. The plant has a total installed capacity of 1.7 million U.S. gallons per day. Ocean Conversion (BVI) Ltd. provides water to the Department of Water and Sewerage of the Ministry of Communications and Works of the Government of the British Virgin Islands. During 2003, we supplied approximately 297 million U.S. gallons of water to our bulk water customer in the British Virgin Islands.

Critical Accounting Policies

     The preparation of our consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to trade accounts receivable, intangible assets and goodwill. Our company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies are the most important to the portrayal of our financial condition and results and require management’s more significant judgments and estimates in the preparation of our company’s consolidated financial statements.

     Trade accounts receivable: We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Management continuously evaluates the collectibility of accounts receivable and record allowances for doubtful accounts based on estimates of the level of actual write-offs which might be experienced. These estimates are based on, among other things, comparisons of the relative age of accounts and consideration of actual write-off history.

     Goodwill and other intangible assets: Goodwill represents the excess costs over fair value of the assets of an acquired business. Goodwill and intangible assets acquired in a business combination accounted for as a purchase and determined to have an indefinite useful life are not amortized, but are tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with estimatable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets”. The Company periodically evaluates the possible impairment of goodwill. Management identifies its reporting units and determines the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units. The Company determines the fair value of each reporting unit and compares it to the carrying amount of the reporting unit. To the extent the carrying amount of the reporting unit exceeds the fair value of the reporting unit, the Company is required to perform the second step of the impairment test, as this is an indication that the reporting unit goodwill may be impaired. In this step, the Company compares the implied fair value of the reporting unit goodwill with the carrying amount of the reporting unit goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit to all the assets (recognized and unrecognized) and liabilities of the reporting unit in a manner similar to a purchase price allocation, in accordance with SFAS No. 141, “Business Combinations”. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. If the implied fair value is less than its carrying amount, the impairment loss is recorded. Our annual impairment tests resulted in no goodwill impairment.

Quarterly Results of Operations

     The following table presents unaudited quarterly results of operations for the eight quarters ended December 31, 2003. We believe that all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts started below to present fairly such quarterly information.

	For the year ended December 31, 2003
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Total revenue	$4,018,725	$4,750,381	$5,004,101	$5,280,998
Gross profit	1,944,686	2,351,485	2,081,866	1,999,887
Net income	1,017,998	1,013,041	1,121,298	1,024,744
Diluted earnings per share	0.24	0.23	0.20	0.18

	For the year ended December 31, 2002
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Total revenue	$3,184,805	$3,291,929	$2,915,066	$2,762,889
Gross profit	1,518,353	1,494,795	1,201,119	1,058,245
Net income	926,500	811,259	604,769	233,782
Diluted earnings per share	0.23	0.20	0.15	0.06

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

Results of Operations
Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

Revenue

     Total revenue increased by 56.8% from $12,154,689 to $19,054,205 for the year ended December 31, 2003 when compared to the same period in 2002.

     Revenue from our retail water (“Retail”) operations increased by 2.2% from $10,683,592 to $10,918,151 for the year ended December 31, 2002 and 2003, respectively. Sales in our primary market in the Cayman Islands were generally flat during the year, although we did experience an increase in sales of 13.2% during the fourth quarter of 2003 over the same period in the prior year.

     Revenue from our bulk water (“Bulk”) operations increased by 378.9% from $1,471,097 to $7,045,761 for the year ended December 31, 2002 and 2003, respectively. This increase was due to our recent acquisitions of Ocean Conversion (Cayman) Limited and Waterfields Company Limited and was slightly offset by a 15.3% decrease in our bulk water sales in Belize for the year ended December 31, 2003.

     Revenue from services (“Services”) was $1,090,293 for the year ended December 31, 2003. All Services revenues pertain to our recent acquisition of DesalCo Limited and its wholly-owned subsidiary DesalCo (Barbados) Ltd.

Other Income (Expenses)

     Total other income (expenses) changed from an expense of $52,198 to income of $182,748 for the year ended December 31, 2003 when compared to the same period in 2002. This increase was comprised of income and profit sharing from our equity investment in Ocean Conversion (BVI) Ltd. and was offset by interest expense related to the loan used to finance our recent acquisitions, amortization of bank fees and the early repayment fees paid on our loan from the European Investment Bank that was extinguished on June 20, 2003.

     We expect loan interest costs to decrease because a portion of the proceeds received from our completed equity offering was used to repay our Scotiabank six-month term loan on July 9, 2003 and we expect amortization of bank fees to decrease because we have fully amortized all fees relating to our bridge financing that was used to complete our recent acquisition..

Cost of Sales

     Total cost of sales increased by 55.1% from $6,882,177 to $10,676,281 for the year ended December 31, 2003 when compared to the same period in 2002. During this same period, our total revenue increased by 56.8%.

     Cost of sales of our Retail operations decreased by 14.6% from $5,824,815 to $4,972,300 for the year ended December 31, 2002 and 2003, respectively, while our Retail revenue increased by 2.2% for the year ended December 31, 2003. This decrease in cost of sales resulted primarily from the cancellation of the Governor’s Harbour plant operating contract on February 7, 2003, which decreased our water purchase expense. We expect our Retail cost of sales going forward to remain at this lower percentage of Retail revenues.

     Cost of sales of our Bulk operations increased by 393.0% from $1,057,362 to $5,212,388 for the year ended December 31, 2002 and 2003, respectively, while our Bulk revenue increased by 378.9% for the same period. This increase in cost of sales resulted almost entirely from the operating costs of Ocean Conversion (Cayman) Limited and Waterfields Company Limited, which were consolidated in our accounts from February 1, 2003 and August 1, 2003 respectively. It also includes the amortization costs of the intangible assets that were recognized in conjunction with our recent acquisition of Ocean Conversion (Cayman) Limited.

     Cost of sales of our Services reporting segment were $491,593 for the year ended December 31, 2003. These relate to our recent acquisition of DesalCo Limited and its wholly-owned subsidiary DesalCo (Barbados) Ltd. and include the amortization cost of the intangible assets that was recognized in conjunction with our recent acquisition of DesalCo Limited and DesalCo (Barbados) Ltd.

Gross Profit

     Overall gross profit margin increased from 43.4% to 44.0% for the year ended December 31, 2003 when compared to the same period in 2002, for the reasons explained below.

     Gross profit margin for our Retail operations increased from 45.5% to 54.5% for the year ended December 31, 2003 when compared to the same period in 2002. The primary reason for this increase is that our Retail cost of sales decreased as a result of the cancellation of the Governor’s Harbour plant operating contract.

     Gross profit margin for our Bulk operations decreased from 28.1% to 26.0% for the year ended December 31, 2003 when compared to the same period in 2002. In 2003, we incurred additional direct costs in our Belize Bulk operations for leasing a temporary potable Reverse Osmosis unit which we operated to meet our customer’s water demand while we carried out maintenance on our permanent Reverse Osmosis units. We ceased using the plant on September 30, 2003 and we do not expect to incur costs for this plant beyond April 2004. We generally sell water to our Bulk customers at a lower profit margin than to our Retail customers.

     Gross profit margin for our Services reporting segment was 54.9% for the year ended December 31, 2003.

General and Administrative Expenses

     Total general and administrative expenses increased by 64.1% from $2,644,004 to $4,339,524 for the year ended December 31, 2003 when compared to the same period in 2002. General and administrative expenses were at 21.8% and 22.8% of total revenue for the year ended December 31, 2002 and 2003, respectively.

     General and administrative expenses related or allocated to our Retail operations increased by 11.0% from $2,418,378 to $2,684,216 for the year ended December 31, 2002 and 2003, respectively. This increase is comprised primarily of higher insurance premiums, office rent and staff costs.

     General and administrative expenses related or allocated to our Bulk operations increased by 547.5% from $225,626 to $1,460,883 for the year ended December 31, 2002 and 2003, respectively. This increase is almost entirely the result of the inclusion of the general and administrative expenses of Ocean Conversion (Cayman) Limited and Waterfields Company Limited. We expect to reduce general and administrative expenses as we continue to assimilate the administrative functions of our recent acquisitions.

     General and administrative expenses related or allocated to our Services reporting segment were

$194,425 for the year ended December 31, 2003. This is entirely the result of our recent acquisitions of DesalCo Limited and its wholly-owned subsidiary DesalCo (Barbados) Ltd. We expect to reduce general and administrative expenses as we continue to assimilate the administrative functions of our recent acquisitions.

Net Income

     Net income increased by 62.1% from $2,576,310 to $4,177,081 for the year ended December 31, 2003 when compared to the same period in 2002. We expect future net income to be positively affected because; interest expense decreased after we repaid the bridge financing using the proceeds from our recent equity offering and we fully amortized the bank fees related to this bridge financing on July 9, 2003 and we anticipate that general and administrative expenses will decrease as we continue to assimilate our recent acquisitions.

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

     On February 10, 2004, our board of directors declared an interim cash dividend of $0.115 per share, an increase of approximately 10%, payable on April 30, 2004 to shareholders of record on March 31, 2004.

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

Revenue

     Total revenue increased by 8.1% from $11,248,105 to $12,154,689 for the years ended December 31, 2001 and 2002, respectively. Total water sales increased as a result of several factors detailed below.

     Revenue from our retail water (“Retail”) operations added $666,262 to retail revenue for the year ended December 31, 2002, which is an increase of 6.7% over the prior year and represents 73.5% of the total increase in revenues. The number of U.S. gallons we sold during the year ended December 31, 2002 increased by 10.3% over the prior year. This is the result of supplying water to the Hyatt Hotel and the Britannia golf course. Our water sales to customers other than the Hyatt Hotel and the Britannia golf course were essentially flat when compared to the prior year, despite a 9.4% reduction in tourist air arrivals to the Cayman Islands due to continued air travel concerns and the downturn of the U.S. economy during the year ended December 31, 2002.

     Revenue from our bulk water (“Bulk”) operations added $240,322 to water sales for the year ended December 31, 2002, which is an increase of 19.5% over the prior year and represents 26.5% of the total increase in revenue. In June 2002, the automatic inflation adjustment decreased our Belize water rates by an average of 0.08%. This was more than offset by a 20.0% increase in the number of U.S. gallons sold for the year ended December 31, 2002 over the prior year. This increase occurred because during the year ended December 31, 2001, we experienced equipment malfunctions which temporarily reduced the production capacity of our plant by 50% during certain periods in August and September 2001.

Other Income (Expenses)

     Total other income (expenses) changed from income of $125,645 to an expense of $52,198 for the year ended December 31, 2002 when compared to the same period in 2001. This decrease was a result of the February 1, 2002 termination of the dispute settlement agreement with Cayman Hotel and Golf Inc., the owner of the Hyatt Grand Cayman Resort and Britannia golf course.

Cost of Sales

     Total cost of sales increased by 12.7% from $6,109,117 to $6,882,177 for the years ended December 31, 2001 and 2002, respectively, while water sales revenues increased by 8.1% for the year ended December 31, 2002.

     Cost of sales of our Retail operations increased by $627,522 for the year ended December 31, 2002, which is an increase of 12.1%, compared to an increase of 6.7% in water sales revenue, over the prior year and represents 81.2% of the total increase in cost of water sales. The cost of water sales increased as a result of direct costs incurred to operate the Britannia plant in the Cayman Islands, which was acquired on February 1, 2002. These costs included salaries and benefits for additional staff, equipment maintenance costs, electricity, chemicals and insurance, which will continue now that we operate the Britannia plant. Higher insurance costs also increased cost of water sales due to higher premium rates from our insurance provider, and additional insured values following the purchase of the Britannia plant and the insurance for the full replacement value of all our reverse osmosis desalination plants. Some of this increase was offset, after the Britannia plant was purchased, by a decrease in water purchase costs resulting from lower volume purchases from Ocean Conversion (Cayman) Limited. We were unable to take full advantage of the lower per gallon production costs of the Britannia plant as it only operated at 47.6% capacity in the eleven months that we owned the Britannia plant due to contractual minimum purchase requirements from Ocean Conversion (Cayman) Limited.

     Cost of sales of our Bulk operations increased by $145,538 for the year ended December 31, 2002, which is an increase of 16.0%, compared to a 19.5% increase in bulk revenues over the prior year and represents 18.8% of the total increase in total cost of sales. During the year ended December 31, 2002, we completed scheduled preventive maintenance on a major piece of equipment in Belize, which increased our cost of water sales. Also increasing our cost of water sales in 2002 were additional repairs and maintenance on the existing reverse osmosis equipment. During the year ended December 31, 2002, we also settled various claims for compensation made by our customer in Belize in March 2002. These claims were the result of our equipment failures that occurred in August and September 2001 and a minor miscalculation in the annual inflation adjustment formula in our contract. The miscalculation dated back to November 1995, which was prior to our acquisition of Belize Water Limited, and upon correction, reduced our unit rate for water to our customer by $0.09 per 1,000 U.S. gallons.

Gross Profit

     Overall gross profit margins decreased from 45.7% to 43.4% for the years ended December 31, 2001 and 2002, respectively.

     Gross profit margins for our Retail operations decreased from 48.1% to 45.5% for the years ended December 31, 2001 and 2002, respectively. The primary reasons for this decrease are (i) approximately two thirds of the water produced by our Britannia plant in the Cayman Islands was sold to the Hyatt Hotel and Britannia golf course at a lower rate than our standard commercial water rate, (ii) due to flat water sales to other customers, we were only able to utilize approximately 47.6% of the production capacity of the Britannia plant and (iii) we were not able to acquire water from our lowest priced source as a result of the minimum water purchase obligation we have with Ocean Conversion (Cayman) Limited.

     Gross profit margins for our Bulk operations increased from 25.9% to 28.1% for the years ended December 31, 2001 and 2002, respectively. The reason for the increase in the gross profit margin is the increased revenues from the 20% increase in the number of U.S. gallons sold over the prior year were greater than in increase in cost of sales due to the settlement costs with Belize Water Services Ltd. as discussed above and additional repairs and maintenance on the reverse osmosis equipment in Belize.

General and Administrative Expenses

     Total general and administrative expenses increased by 5.8% from $2,500,060 to $2,644,004 for the years ended December 31, 2001 and 2002, respectively. Indirect expenses were at 22.2% and 21.8% of total revenue for the year ended December 31, 2001 and 2002, respectively.

     General and administrative expenses related or allocated to our Retail operations increased by $109,140 for the year ended December 31, 2002, which is an increase of 4.7% over the prior year and represents 75.8% of the total increase in general and administrative expenses. We attribute this increase to our accounting for stock compensation costs, unanticipated professional fees relating to our December 31, 2001 audit and Form 10-K review together with increased insurance premiums on our commercial and directors and officers insurance. Stock compensation costs increased $266,773 for the year ended December 31, 2002 as a result of an increase in our shares price during the last fiscal quarter. Unanticipated professional fees relating to our December 31, 2001 audit and 10-K review were $59,311 and our commercial and directors and officers insurance increased by $78,503. We also had additional reporting costs in 2002 due to increased demand for our annual report and proxy statements. These increases were mostly offset by a reduction in bonus costs and subscription costs for the year ended December 31, 2002 compared to the prior year.

     General and administrative expenses related or allocated to our Bulk operations increased by $34,804 for the year ended December 31, 2002, which is an increase of 18.2% over the prior year and represents 24.2% of the total increase in indirect expenses. During the year ended December 31, 2002, we had additional costs as a result of higher insurance premiums and increased costs to repatriate funds.

Net Income

     Net income decreased by 6.8% from $2,764,573 to $2,576,310 for the years ended December 31, 2001 and 2002, respectively, as a result of the factors indicated above.

Dividends

     In December 2001, we increased our per share dividend from $0.10 to $0.105 per quarter and have paid dividends in this amount during the year ended December 31, 2002

Liquidity and Capital Resources

Overview

     For the year ended December 31, 2003, we generated cash primarily from the sale of our shares and through loans and credit facilities and to a lesser extent, from our operations in the Cayman Islands, the Bahamas, Belize and Barbados and from dividends and profit sharing rights from our equity investment in the British Virgin Islands. Cash flow is dependent upon the timely receipt of customer payments, operating expenses, the timeliness and adequacy of rate increases (excluding automatic adjustments to our rates for inflation and electricity costs), and various factors affecting tourism in the Cayman Islands, Belize, the British Virgin Islands, Barbados and the Bahamas, such as weather conditions and the economy. We use cash to fund our operations in the Cayman Islands, Belize, the British Virgin Islands, Barbados and the Bahamas, to fund capital projects, to expand our infrastructure, to pay dividends, to repay principal on our loans, to repurchase our shares when appropriate and to take advantage of new investment opportunities which expand our operations.

Operating Activities

     Cash generated from operating activities for the years ended December 31, 2002 and 2003 was $4,115,090 and $6,506,826, respectively. We generate cash through the utilization of our existing plants, equipment and resources in all segments of the business, minimization of water losses and operating efficiencies created by our management team. We believe that our administrative staff will be able to manage all our combined operations so that our indirect costs will not increase in proportion to revenues.

Investing Activities

     Cash used in investing activities during the years ended December 31, 2002 and 2003 was $3,568,723 and $29,645,995, respectively. Cash in the amount of $28,917,513 was used for our recent acquisitions of DesalCo Limited, its wholly owned subsidiary DesalCo (Barbados) Limited, Ocean Conversion (Cayman) Limited, Waterfields Company Limited and our equity investment in Ocean Conversion (BVI) Ltd. Cash of $1,874,286 was also used in the construction of three 1.0 million U.S. gallon potable water storage tanks at our Governors Harbour plant to replace our previous 2.0 million U.S. gallon fabric-lined storage tanks. During the same period in 2002, our investing activities consisted of expenditures for new property, plant and equipment, including $1,500,000 used to purchase the Britannia reverse osmosis plant in the Cayman Islands.

Financing Activities

     Cash used in financing activities for the year ended December 31, 2002 was $494,509 and cash provided by financing activities for the year ended December 31, 2003 was $30,807,789, respectively. On February 7, 2003, we utilized a credit facility with Scotiabank (Cayman Islands) Ltd. to complete our recent acquisitions and repay our debts with the Royal Bank of Canada and the European Investment Bank. During the year ended December 31, 2003, our primary financing activities were to draw down $28,056,126 from our Scotiabank facilities and $18,373,814 of equity through our secondary share offering. From these amounts $1,687,500 was used to repay our Royal Bank of Canada credit facility, $905,384 was used to fully repay our European Investment Bank loan, $869,091 was used for financing fees and $12,411,606 was repaid on our Scotiabank bridge financing facilities.

     During the year ended December 31, 2002, our primary financing activity was a draw down of our Royal Bank of Canada credit facility for an additional $1,500,000 in order to finance the investment in the Britannia reverse osmosis plant, plus an increase in our short-term bank indebtedness. We also had proceeds from an issuance of ordinary shares to certain directors and officers who exercised stock options. These were offset by the payment of our quarterly dividends and principal payments on our term loans. During the year ended December 31, 2003, no shares were repurchased. During the year ended December 31, 2002, we repurchased 2,184 ordinary shares from a long-term employee at an average price of $15.05 and 702 redeemable preference shares from a former employee at an average price of $5.47. All of the shares repurchased were cancelled in accordance with Cayman Islands’ law.

Material Commitments for Capital Expenditures and Contingencies

     The following table summaries our contractual obligations as at December 31, 2003:

		Less Than	1–3	3–5	After 5
	Total	1 Year	Years	Years	Years
Long term debt	$20,396,581	$3,808,555	10,159,459	5,714,288	714,279
Operating leases	481,100	113,289	357,282	9,949	—
Other	352,495	—	205,686	—	146,809

     At December 31, 2003, we had committed approximately $600,000 for capital expenditures for the purchase, site preparation and construction of one water storage tank at our Ambergris Caye, Belize plant. We intend to finance these projects using cash from operations

     On February 7, 2003, we entered into a loan agreement with Scotiabank (Cayman Islands) Ltd. to finance the recent acquisitions and refinance our existing debt. The facilities are comprised of the following:

•	$2 million revolving line of credit bearing interest at the floating base rate as established by Cayman Island Class A licensed banks from time to time. The present interest rate is 5.0%

•	$20 million seven-year term loan bearing interest at an annually adjusted floating rate of LIBOR plus 1.5% to 3%, depending on the ratio of our consolidated debt to our consolidated earnings before interest, taxes and depreciation. The present interest rate is 2.64%.

•	$17.1 million six-month term loan bearing interest on the same basis as the seven-year term loan. This facility was fully repaid by the proceeds from our equity offering on July 9, 2003

     We have used the proceeds from these facilities to refinance our existing debt, for working capital and to finance our recent acquisitions.

     As of December 31, 2003, we have an outstanding balance of $17,857,143 on our Scotiabank loan facilities. We are required to make monthly payments of interest for all borrowings under the revolving line of credit and quarterly payments of interest for all amounts drawn down under the two term loans. We are obligated to make 28 equal quarterly payments of principal under the seven-year term loan.

     We have collateralized all borrowings under the three facilities by providing Scotiabank with a first lien on all of our assets, including the capital stock of subsidiaries and investment in equity we acquired in our recent acquisitions.

     The loan agreement for the three facilities contains standard terms and conditions for similar bank loans made in the Cayman Islands, including acceleration of the repayment of all borrowings either upon the demand of Scotiabank (Cayman Islands) Ltd. or in the event of default under the loan agreement.

     We have guaranteed to Scotiabank 50% of the Ocean Conversion (BVI) Ltd. loan of $880,056.

The Scotiabank loan is repayable in 6 equal semi-annual installments of $125,000 with the balance of principal due May 31, 2006, bearing interest at 3-month LIBOR plus 1.5%.

     As a result of our acquisition of interests in Waterfields Company Limited, we guaranteed the performance of Waterfields Company Limited to the Water & Sewerage Corporation of the Bahamas in relation to the water supply contract between Waterfields Company Limited and the Water & Sewerage Corporation.

     Through a performance and operation bond, the Royal Bank of Canada, Nassau, has made a guarantee in the amount of $1,910,775 to the Water & Sewerage Corporation of The Bahamas that we shall duly perform and observe all terms and provisions pursuant to the contract between the Water & Sewerage Corporation of The Bahamas and us. In the event of our default on our obligations, the Royal Bank of Canada, Nassau, shall satisfy and discharge any damages sustained by the Water & Sewerage Corporation of The Bahamas up to the guaranteed amount.

Impact of Inflation

     Under the terms of our Cayman Islands license and our water sales agreements in Belize, Bahamas, British Virgin Islands and Barbados, our water rates are automatically adjusted for inflation on an annual basis, subject to temporary exceptions. We, therefore, believe that the impact of inflation on our net income, measured in consistent dollars, will not be material.

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

     The British Virgin Islands’ currency is United States dollars.

Forward-Looking Statements

     We discuss in this Annual Report matters which are not historical facts, but which are “forward-looking statements.” We intend these forward looking statements to qualify for safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, but are not limited to, our future plans, objectives, expectations and events, assumptions and estimates about our company and our industry in general.

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

     Important matters that may affect what will actually happen include, but are not limited to: tourism and weather conditions in the areas we service; our ability to manage, integrate and realize the benefits from our recent acquisitions; scheduled new construction within our operating areas; the economies of the U.S. and the areas we service; regulatory matters; availability of capital to repay a substantial portion of our bank debt and for expansion of our operations; and other factors described in the “Risk Factors” section below as well as elsewhere in this Annual Report.

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

     We rely on water supply agreements with our customers in the Cayman Islands, Belize, the Bahamas and Barbados which, upon their expiration, may not be renewed or may be renegotiated on less favorable terms to us. We presently operate as bulk water suppliers under water sales agreements in the Cayman Islands with our customer the Water Authority-Cayman, in Belize with our customer, the Belize Water Services Limited, in the Bahamas with our customers, the Water & Sewerage Corporation and South Bimini International Ltd. and in Barbados with our customer Sandy Lane Properties Ltd. Upon expiration, these agreements may not be renewed or may be renewed on less favorable terms.

     Termination of our exclusive distributorship agreement with DWEER Technology Ltd. would eliminate one competitive advantage that we presently have over our competition in obtaining new plants in the Caribbean basin. Our wholly-owned subsidiary, DesalCo Limited, is currently the exclusive distributor in the Caribbean basin for the DWEER™ system produced by DWEER Technology Ltd. for use in reverse osmosis seawater desalination plants. As a result, none of our competitors are able to offer this technology when bidding for new reverse osmosis seawater desalination plants in the Caribbean basin. As the DWEER™ system is one of the most energy efficient recovery systems of its kind, the distributorship agreement with DWEER Technology Ltd. gives us a unique competitive advantage. If the distributorship agreement were terminated or not renewed on equally favorable terms, we would lose this competitive advantage, and it may be more difficult for us to obtain new contracts for plants in the Caribbean basin.

     The British Virgin Islands Water and Sewerage Department has taken the position that our water supply agreement is operating on a month-to month basis. We have accepted the position of the British Virgin Islands Water and Sewerage department that Ocean Conversion (BVI) Ltd.’s existing water supply arrangement the British Virgin Islands is in force on a month to month basis until negotiations for a definitive agreement are finalized. In May 1999, the British Virgin Islands government did not make a required buyout payment of $1.42 million for the Baughers Bay plant and has taken the position that the water supply agreement continues on a month-to-month basis. Thus, it is possible, but in our opinion unlikely, that the government could cease purchasing water at any time. While Ocean Conversion (BVI) Ltd. is currently attempting to negotiate a new water supply agreement, there is no guarantee such agreement will be obtained, or if obtained, would be on terms favorable to Ocean Conversion (BVI) Ltd. Cessation of the government water purchases, or failure to negotiate a new agreement on terms favorable to us, could have an adverse effect on our results of operations.

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

     The costs of integrating our new assets may affect our ability to pay dividends. We have historically sought to pay cash dividends to our shareholders out of our net income on a quarterly basis if funds are available. The costs associated with integrating the new assets into our company, however, may reduce our net income. If our net income is reduced, we will have fewer funds available to pay dividends. In addition, our bank loan agreement with Scotiabank (Cayman Islands) Ltd. requires that we pay dividends from current cash flows.

     Our business is affected by tourism, weather conditions, the economies of the locations where we provide service and the U.S. and European economies. Tourist arrivals and weather conditions within our operating areas affect the demand for our water to a greater extent in the Cayman Islands and in Belize than in the Bahamas, the British Virgin Islands and Barbados. In the Cayman Islands and Belize, the highest demand is normally in the first two quarters of each calendar year. The lowest demand for water occurs in the third quarter of each calendar year. A significant percentage of tourists visiting the Cayman Islands and Belize come from the U.S. or certain European countries. In addition, development activity in our service areas in the Cayman Islands is significantly impacted by the U.S. economy. Accordingly, a significant downturn in tourist arrivals to the Cayman Islands or in the U.S. or European economies for any reason would be detrimental to our revenues and operating results.

After the events of September 11, 2001, tourism decreased in the Cayman Islands and is only gradually returning to historical levels. Additional terrorist activities in the United States, Europe or in areas served by us or extended hostilities in the Persian Gulf would likely have a material adverse effect on our business and results of operations.

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

     Our expansion to territories outside of our current operating areas includes significant risks, including, but not limited to, the following:

•	regulatory risks, including government relations difficulties, local regulations and currency controls;

•	risks related to operating in foreign countries, including political instability, reliance on local economies, environmental or geographical problems, shortages of materials, immigration restrictions and skilled labor;

•	risks related to development of new operations, including assessing the demand for water, engineering difficulties and inability to begin operations as scheduled; and

•	risks relating to greater competition in these new territories, including the ability of our competitors to gain or retain market share by reducing prices.

     Even if our expansion plans are successful, we may have difficulty managing our growth. We cannot assure you that any new operations outside of our current operating areas will attain or maintain profitability or that the results from these new operations will not negatively affect our overall profitability.

     We do not own a majority interest in Ocean Conversion (BVI) Ltd. We recently acquired 50% of the voting shares of Ocean Conversion (BVI) Ltd. which allows us to appoint three of the six directors of that company. Sage Water Holdings (BVI) Limited, which owns the remaining 50% of the voting shares, is entitled to appoint the remaining three directors. If there is a tied vote of the directors on any matter, the president of the Caribbean Water and Wastewater Association is entitled to appoint a temporary director to break the tie. As a result, we have to share the management of Ocean Conversion (BVI) Ltd. with Sage Water Holdings (BVI) Limited. Although we provide management and engineering services to Ocean Conversion (BVI) Ltd. we do not fully control the operations of the company.

     Our operations in the Caribbean could be harmed by hurricanes. A significant hurricane could cause major damage to our equipment and properties and the properties of our customers, including the large tourist properties in these areas. This would result in decreased revenues and profits from water sales until our damaged equipment and properties are repaired and our customers and the tourism industry returned to the status quo before the hurricane. We do not insure our underground water distribution system on the Cayman Islands.

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

     We could be negatively affected by potential government actions and regulations. Any government that regulates our operations may issue legislation or adopt new regulations, including but not limited to:

•	restricting foreign ownership of our company;

•	providing for the expropriation of our assets by the government;

•	providing for nationalization of public utilities by the government;

•	providing for different water quality standards;

•	resulting in unilateral changes to or renegotiation of our exclusive licenses; or

•	causing currency exchange fluctuations or devaluations or changes in tax laws.

     We rely heavily on the efforts of several key employees. Our success depends upon the abilities of our executive officers. In particular, the loss of the services of Jeffrey Parker, our Chairman of the Board, or Fredrick McTaggart, our President and Chief Executive Officer, could be detrimental to our operations and our continued success. Although Messrs. Parker and McTaggart have entered into three-year employment agreements which may be extended every year for an additional one-year term, we cannot guarantee that Mr. Parker or Mr. McTaggart will continue to work for us during the term of their agreements. Except for Messrs. Parker and F. McTaggart, none of our other employees have entered into non-compete agreements with us.

     Provisions in our articles of association and an option deed adopted by our board of directors may discourage a change in control of our company and may make it more difficult for you to sell your ordinary shares. Our articles of association include provisions which may discourage or prevent a change in control of our company. For instance, our board of directors consists of three groups. Each group serves a staggered term of three years before the directors in the group are up for re-

election. Also, our board of directors may refuse to register any transfer of shares on our books for any reason.

     We have also adopted an option deed, which is similar to a poison pill. The option deed will discourage a change in control of our company by causing substantial dilution to a person or group who attempts to acquire our company on terms not approved by the board of directors. The option deed will expire on July 31, 2007.

     As a result of these provisions, which discourage or prevent an unfriendly or unapproved change in control of our company, our shareholders may not have an opportunity to sell their ordinary shares at a higher market price, which, at least temporarily, typically accompanies attempts to acquire control of a company through a tender offer, open market purchase or otherwise.

     There may be a risk of variation in currency exchange rates. Although we report our results in United States dollars, the majority of our revenue is earned in Cayman Islands dollars, Belizean dollars, Bahamian dollars and Barbados dollars. All of the currencies in our operating areas have been fixed to the United States dollar for over 20 years. As a result, we do not intend to hedge against any exchange rate risk associated with our reporting in United States dollars. If any of these fixed exchange rates becomes a floating exchange rate, however, our results of operations could be adversely affected.

     Service of process and enforcement of legal proceedings commenced against us in the United States may be difficult to obtain. Service of process on our company and our directors and officers, fourteen out of sixteen of whom reside outside the United States, may be difficult to obtain within the United States. Also, since substantially all of our assets are currently located outside the United States, any judgment obtained in the United States against us may not be collectible.

     There is no reciprocal statutory enforcement of foreign judgments between the United States and the Cayman Islands, so foreign judgments originating from the United States are not directly enforceable in the Cayman Islands. A prevailing party in a United States proceeding against us or our officers or directors would have to initiate a new proceeding in the Cayman Islands using the United States judgment as evidence of the party’s claim. A prevailing party could rely on the summary judgment procedures available in the Cayman Islands, subject to available defenses in the Cayman Islands courts, including, but not limited to, the lack of competent jurisdiction in the United States courts, lack of due service of process in the United States proceeding and the possibility that enforcement or recognition of the United States judgment would be contrary to the public policy of the Cayman Islands.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Credit Risk

     We are not exposed to significant credit risk on retail customer accounts in the Cayman Islands, and Bimini, Bahamas, as our policy is to cease supply of water to customers whose accounts are more than 45 days overdue. Our main exposure to credit risk is from our bulk water sales customers in Belize, the Bahamas, the British Virgin Islands, Barbados and the Cayman Islands. In addition, the entire balance of our loan receivable is due from the Water Authority-Cayman.

Interest Rate Risk

     As of December 31, 2003, we had loans outstanding totaling $20,396,581, all of which bear interest at various lending rates such as LIBOR, Cayman Island’s Prime Rate or Nassau Prime Rate. We are subject to interest rate risk to the extent that any of these lending rates change.

Foreign Exchange Risk

     All of our foreign currencies have fixed exchanged rates to the U.S. dollar. If any of these fixed exchange rates become a floating exchange rate, however, our results of operation could be adversely affected.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Independent Auditors’ Report

The Board of Directors and Stockholders
Consolidated Water Co. Ltd

We have audited the accompanying consolidated balance sheets of Consolidated Water Co. Ltd. and subsidiaries (the “Company”) as of December 31, 2003 and 2002, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material aspects, the financial position of Consolidated Water Co. Ltd. and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and cash flows for each of the three years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

George Town, Cayman Islands
April 7, 2004

CONSOLIDATED WATER CO. LTD.

CONSOLIDATED BALANCE SHEETS
(Expressed in United States dollars)

	December 31,
	2003	2002
ASSETS
Current assets
Cash and cash equivalents (Note 4)	$8,236,924	$568,304
Accounts receivable (Note 5)	3,859,496	1,406,947
Inventory (Note 6)	1,546,185	388,131
Prepaid expenses and other assets	596,386	370,429
Deferred expenditures	—	887,856
Current portion of loans receivable (Note 7)	1,098,732	—

Total current assets	15,337,723	3,621,667
Loans receivable (Note 7)	3,194,346	—
Property, plant and equipment, net (Note 8)	29,662,297	20,253,646
Other assets	505,793	—
Investment in affiliates (Note 9)	10,034,260	12,450
Intangible assets (Note 10)	6,431,955	1,619,874
Goodwill (Note 11)	3,395,752	—

Total assets	$68,562,126	$25,507,637

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Dividends payable (Note 12)	$686,118	$508,444
Accounts payable and other liabilities	2,072,245	1,143,850
Current portion of long term debt (Note 13)	3,763,144	518,275

Total current liabilities	6,521,507	2,170,569
Long term debt (Note 13)	16,633,437	2,074,609
Other liabilities	352,495	136,235

Total liabilities	23,507,439	4,381,413

Minority Interest in Waterfields Company Limited	806,160	—

Stockholders’ equity
Redeemable preferred stock, $1.20 par value. Authorized 100,000 shares; issued and outstanding 13,585 shares in 2003 and 19,740 shares in 2002 (Note 14)	16,302	23,688
Class A common stock, $1.20 par value. Authorized 9,840,000 shares; issued and outstanding 5,687,010 shares in 2003 and 3,993,419 shares in 2002	6,824,412	4,792,103
Class B common stock, $1.20 par value. Authorized 60,000 shares; Issued and outstanding nil shares for 2003 and nil shares for 2002 (Note 14)	—	—
Stock and options earned but not issued	21,494	424,841
Additional paid-in capital	26,773,342	7,354,395
Retained earnings	10,612,977	8,531,197

Total stockholders’ equity	44,248,527	21,126,224

Commitments (Note 20)
Total liabilities and stockholders’ equity	$68,562,126	$25,507,637

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED WATER CO. LTD.

CONSOLIDATED STATEMENTS OF INCOME
(Expressed in United States dollars)

	For the year ended December 31,
	2003	2002	2001
Retail water sales	$10,918,151	$10,683,592	$10,017,330
Bulk water sales	7,045,761	1,471,097	1,230,775
Services revenue	1,090,293	—	—

Total revenue	19,054,205	12,154,689	11,248,105

Retail cost of sales	(4,972,300)	(5,824,815)	(5,197,293)
Bulk cost of sales	(5,212,388)	(1,057,362)	(911,824)
Service cost of sales	(491,593)	—	—

Total cost of sales (Note 15)	(10,676,281)	(6,882,177)	(6,109,117)

Gross profit	8,377,924	5,272,512	5,138,988
General and administrative expenses (Note 15)	(4,339,524)	(2,644,004)	(2,500,060)

Income from operations	4,038,400	2,628,508	2,638,928

Other income (expenses)	—	—	—
Interest income	82,334	14,711	28,584
Interest expense	(1,163,637)	(103,986)	(99,956)
Other income	438,022	37,077	197,017
Equity in earnings of affiliate	826,029	—	—

	182,748	(52,198)	125,645

Net income before income taxes and minority interest	4,221,148	2,576,310	2,764,573
Income taxes	(23,743)	—	—
Minority interest	(20,324)	—	—

Net income	$4,177,081	$2,576,310	$2,764,573

Basic earning per share (Note 16)	$0.85	$0.65	$0.71

Diluted earning per share (Note 16)	$0.83	$0.63	$0.69

Weighted average number of common shares used in the determination of:
Basic earnings per share (Note 16)	4,917,183	3,969,861	3,897,969

Diluted earnings per share (Note 16)	5,037,530	4,087,532	3,999,691

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED WATER CO. LTD.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2003
(Expressed in United States dollars)

	Redeemable preferred
	stock		Common stock
	Shares	Dollars	Shares	Dollars
Balance at December 31, 2000	33,634	$40,361	3,863,144	$4,635,774
Issue of share capital	5,821	6,985	67,860	81,431
Conversion of preferred shares	(14,260)	(17,112)	14,260	17,112
Repurchase and cancellation of ordinary shares	—	—	(25,200)	(30,240)
Net income	—	—	—	—
Dividends declared	—	—	—	—
Issue of options and share grants	—	—	—	—

Balance at December 31, 2001	25,195	$30,234	3,920,064	$4,704,077
Issue of share capital	3,330	3,996	67,456	80,947
Conversion of preferred shares	(8,083)	(9,700)	8,083	9,700
Redemption of preferred shares	(702)	(842)	—	—
Repurchase and cancellation of ordinary shares	—	—	(2,184)	(2,621)
Net income	—	—	—	—
Dividends declared	—	—	—	—
Issue of options and share grants	—	—	—	—

Balance at December 31, 2002	19,740	$23,688	3,993,419	$4,792,103
Public offering of ordinary shares, $14.75, net of issue costs	—	—	1,392,150	1,670,580
Issue of share capital	3,837	4,604	291,463	349,756
Conversion of preferred shares	(9,978)	(11,973)	9,978	11,973
Redemption of preferred shares	(14)	(17)	—	—
Net income	—	—	—	—
Dividends declared	—	—	—	—
Issue of options and share grants	—	—	—	—

Balance at December 31, 2003	13,585	$16,302	5,687,010	$6,824,412

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Stock and
	options	Additional		Total
	earned but	paid-in	Retained	stockholders’
	not issued	capital	earnings	equity
Balance at December 31, 2000	$380,850	$6,726,749	$6,443,709	$18,227,443
Issue of share capital	(340,125)	411,599	—	159,890
Conversion of preferred shares	—	—	—	—
Repurchase and cancellation of ordinary shares	—	(241,595)	—	(271,835)
Net income	—	—	2,764,573	2,764,573
Dividends declared	—	—	(1,575,246)	(1,575,246)
Issue of options and share grants	169,599	—	—	169,599

Balance at December 31, 2001	$210,324	$6,896,753	$7,633,036	$19,474,424
Issue of share capital	(227,980)	490,889	—	347,852
Conversion of preferred shares	—	—	—	—
Redemption of preferred shares	—	(2,999)	—	(3,841)
Repurchase and cancellation of ordinary shares	—	(30,248)	—	(32,869)
Net income		—	2,576,310	2,576,310
Dividends declared		—	(1,678,149)	(1,678,149)
Issue of options and share grants	442,497	—	—	442,497

Balance at December 31, 2002	$424,841	$7,354,395	$8,531,197	$21,126,224
Public offering of ordinary shares, $14.75, net of issue costs	—	16,118,254	—	17,788,834
Issue of share capital	(544,756)	3,300,838	—	3,110,442
Conversion of preferred shares	—	—	—	—
Redemption of preferred shares	—	(145)	—	(162)
Net income		—	4,177,081	4,177,081
Dividends declared		—	(2,095,301)	(2,095,301)
Issue of options and share grants	141,409	—	—	141,409

Balance at December 31, 2003	$21,494	$26,773,342	$10,612,977	$44,248,527

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED WATER CO. LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in United States dollars)

	For the year ended December 31,
	2003	2002	2001
Net income	$4,177,081	$2,576,310	$2,764,573
Adjustments to reconcile net income to net cash
Depreciation	1,699,140	1,269,126	1,113,041
Amortization of intangible assets and bank fees	1,318,102	194,906	193,703
Stock compensation on share grants	138,750	175,330	289,174
Loss on sale of fixed assets	—	—	7,702
Undistributed income from affiliates	(1,060,188)	—	—
Minority interest	20,324	—	—
(Increase) decrease in accounts receivable	(82,939)	(83,791)	165,573
Increase in inventory	(10,088)	(68,620)	(165,278)
(Increase) decrease in prepaid expenses and other assets	60,041	(50,529)	(20,401)
Increase in accounts payable and other liabilities	230,725	56,380	19,956
Increase (decrease) in other liabilities	15,878	45,978	(3,596)

Net cash provided by operating activities	6,506,826	4,115,090	4,364,447

Cash flows from investing activities
Deferred expenditures	—	(460,886)	—
Purchase of property, plant and equipment	(2,159,860)	(3,107,837)	(1,892,147)
Business combinations, net of cash acquired	(19,495,005)	—	—
Investment in affiliate	(8,961,622)	—	(12,450)
Collection from loans receivable	970,492	—	—
Proceeds from sale of property, plant and equipment	—	—	360

Cash used in investing activities	(29,645,995)	(3,568,723)	(1,904,237)

Cash flows from financing activities
Net proceeds from credit facility	27,187,035	1,500,000	500,000
Deferred expenditures	—	(426,970)	—
Dividends paid	(1,924,067)	(1,669,088)	(1,477,828)
Net proceeds from issuance of stock	19,037,034	615,019	40,075
Principal repayments of long term debt	(13,492,213)	(476,760)	(281,922)
Payment to acquire common stock	—	(32,869)	(271,595)
Payment to acquire redeemable preferred shares	—	(3,841)	—
Decrease in bank overdraft	—	—	(703,331)

Net cash provided by (used in) financing activities	30,807,789	(494,509)	(2,194,601)

Net increase in cash and cash equivalents	7,668,620	51,858	265,609
Cash and cash equivalents at beginning of year	568,304	516,446	250,837

Cash and cash equivalents at end of year	$8,236,924	$568,304	$516,446

Interest paid in cash	$770,438	$101,764	$97,550
Interest received in cash	$81,836	$11,380	$15,676
Corporation tax paid	$40,090	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED WATER CO. LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Principal activity

Consolidated Water Co. Ltd., its wholly-owned subsidiaries, majority-owned subsidiary and affiliate (together the “Company”) use reverse osmosis technology to produce fresh water from seawater. The Company processes and supplies water to its customers in the Cayman Islands, Belize, Bahamas, Barbados and British Virgin Islands. The Company sells water to a variety of customers, including public utilities, commercial and tourist properties, residential properties and government facilities. The base price of water supplied by the Company, and adjustments thereto, are generally determined by the terms of the license and contracts, which provide for adjustments based upon the movement in the government price indices specified in the license and contracts, as well as monthly adjustments for changes in the cost of energy. The Company also provides consulting services under long-term agreements, under which the Company designs and constructs desalination plants, and manages and operates plants owned by other companies.

2. Accounting policies

Basis of preparation: The consolidated financial statements presented are prepared in accordance with the accounting principles generally accepted in the United States of America.

Use of estimates: The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant items subject to estimates and assumptions include the carrying value of property, plant and equipment, intangible assets, goodwill, allowances for receivables and inventory. Actual results could differ from those estimates.

Basis of consolidation: The consolidated financial statements include the accounts of the Company’s wholly-owned subsidiaries Cayman Water Company Limited, Belize Water Limited, Ocean Conversion (Cayman) Limited, DesalCo Limited, DesalCo (Barbados) Ltd, and its majority owned subsidiary Waterfields Company Limited. The operating results of Ocean Conversion (Cayman) Limited, DesalCo Limited, DesalCo (Barbados) Ltd. have been included in the consolidated financial statements effective February 1, 2003. The operating results of Waterfields Company Limited have been included in the financial statements effective August 1, 2003. All inter-company balances and transactions have been eliminated.

Foreign currency: The Company’s reporting currency is the United States dollar. The functional currency of the Company and its foreign subsidiaries is the currency for each respective country. The exchange rates between the Cayman Islands dollar, the Belize dollar, the Bahamian dollar and the Barbados dollar have been fixed to the United States dollar during all periods presented.

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

CONSOLIDATED WATER CO. LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Accounting policies (continued)

Trade accounts receivable: Trade accounts receivable are recorded at invoiced amounts based on meter readings. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable balance. The Company determines the allowance for doubtful accounts based on historical write-off experience and monthly review of delinquent accounts. Past due balances are reviewed individually for collectibility and disconnection. Account balances are charged off against the allowance for doubtful accounts after all means of collection have been exhausted and the potential for recovery is considered by management to be remote.

Inventory: Inventory primarily includes replacement spares and parts that are valued at the lower of cost and net realizable value on a first-in, first-out basis. Inventory also includes potable water held in the Company’s reservoirs. The carrying amount of the water inventory is the lower of the average cost of producing or purchasing water during the year and its net realizable value.

Deferred expenditures: Deferred expenditures represented direct costs incurred in connection with planned business combinations and financing transactions.

Loans receivable: Loans receivable relate to amounts advanced to customers to facilitate the construction of water desalination plants. The allowance for loan losses, if any, is the Company’s best estimate of the amount of portable credit losses in the Company’s existing loans and is determined on an individual loan basis. Management believes the loans receivable are collectible and, therefore, no loan allowance has been established as of December 31, 2003.

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

Interest costs directly attributable to the construction of qualifying assets, which are assets that necessarily take a substantial period of time to ready for their intended use, are added to the cost of those assets until such time as the assets are substantially ready for use or sale.

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

CONSOLIDATED WATER CO. LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Accounting policies (continued)

Goodwill and intangible assets: Goodwill represents the excess costs over fair value of the assets of an acquired business. Goodwill and intangible assets acquired in a business combination accounted for as a purchase and determined to have an indefinite useful life are not amortized, but are tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with estimatable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets”. The Company periodically evaluates the possible impairment of goodwill. Management identifies its reporting units and determines the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units. The Company determines the fair value of each reporting unit and compares it to the carrying amount of the reporting unit. To the extent the carrying amount of the reporting unit exceeds the fair value of the reporting unit, the Company is required to perform the second step of the impairment test, as this is an indication that the reporting unit goodwill may be impaired. In this step, the Company compares the implied fair value of the reporting unit goodwill with the carrying amount of the reporting unit goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit to all the assets (recognized and unrecognized) and liabilities of the reporting unit in a manner similar to a purchase price allocation, in accordance with SFAS No. 141, “Business Combinations”. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. If the implied fair value is less than its carrying amount, the impairment loss is recorded. The Company’s annual impairment tests resulted in no goodwill impairment.

Investment: Investments where the Company does not exercise significant influence over the operating and financial policies of the investee and holds less than 20% of the voting stock are recorded at cost. Investments where the Company has significant influence over the operating and financial policies of the investee and holds 20% to 50% of the voting stock are recorded using the equity method of accounting for investments in common stock. The Company recognizes an impairment loss on declines in value that are other than temporary.

Other assets: Other assets consist of the bank financing fees paid on the drawdown of the Company’s long term debt and is being amortized on a straight line basis over the term of the loans.

Other liabilities: Other liabilities consist of security deposits and advances in aid of construction. Security deposits are received from large customers as security for trade receivables. Advances in aid of construction are recognized as a liability when advances are received from condominium developers in the licensed area to help defray the capital expenditure costs of the Company. These advances do not represent loans to the Company and are interest free. However, the Company allows a discount of ten percent on future supplies of water to these developments until the aggregate discounts allowed are equivalent to advances received. Discounts are charged against advances received.

Shares repurchased: Under Cayman Islands law, shares repurchased out of capital by the Company are treated as cancelled upon redemption, and the Company’s issued share capital is reduced by the par value of those shares, with the difference being adjusted to additional paid up capital.

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

The Company applies the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25 “Accounting for Stock Issued to Employees”, and related interpretations to account for its fixed-plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. SFAS No. 123 “Accounting for Stock-Based Compensation” established accounting and disclosure requirements using a fair-valued-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company continues to apply the intrinsic-value method of accounting described above and has adopted the disclosure requirements of SFAS No. 123. The following table illustrates the effect on net income if the fair-value-based method has been applied to all outstanding and unvested awards in each period.

	2003	2002	2001
Net income, as reported	$4,177,081	$2,576,310	$2,764,573
Add stock-based employee compensation expense included in reporting net income	138,750	442,497	169,599
Deduct total stock-based employee compensation expense determined under fair-value-based method for all rewards	(950,147)	(622,702)	(645,290)

Pro forma net income	$3,365,684	$2,396,105	$2,288,882

Earnings per share:
Basic – as reported	$0.85	$0.65	$0.71
Basic – pro forma	$0.68	$0.60	$0.59
Diluted – as reported	$0.83	$0.63	$0.69
Diluted – pro forma	$0.67	$0.58	$0.57

The intrinsic value of stock based compensation is recorded in stockholders’ equity and is expensed to the consolidated statements of income based on the vesting period of the options. On exercise of options, proceeds up to the par value of the stock issued are credited to ordinary share capital; any proceeds in excess of the par value of the stock issued are credited to additional paid in capital in the period in which the options are exercised. Options that expire without exercise are also credited to additional paid in capital in the period in which the option expired.

Revenue and cost of sales: Customers are billed monthly based on meter readings performed at or near each month end and in accordance with agreements which stipulate minimum monthly charges for water service. An accrual, where necessary, is made for water delivered but unbilled at year end when readings are not performed at the year end date. The accrual is matched with the direct costs of producing, purchasing and delivering water.

Consulting revenue is recognized on the accrual basis based upon time spent at agreed upon rates and is included under service revenue.

Plant construction revenue is recognized using the percentage-of-completion method. The recognized income is that percentage of estimated total income that incurred costs to date bear to estimated total costs after giving effect to estimates of costs to complete based upon most recent information. This revenue is included under services revenue.

Interest income is recognized by the Company over the term of the loan based on the interest rate stated in the loan and is included in interest income.

CONSOLIDATED WATER CO. LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Accounting policies (continued)

Repairs and maintenance: All repair and maintenance costs are expensed as incurred.

Comparative figures: Certain of the prior year’s figures have been adjusted to conform to the current year’s presentation. The Company has reallocated maintenance expenses in cost of sales and general and administrative expenses as management has determined it more appropriate to reflect these amounts in its current allocations. There is no impact to net income of the Company.

3. Acquisitions

Effective February 1, 2003, the Company acquired 100% of the outstanding voting common shares of DesalCo Limited, its wholly owned subsidiary DesalCo (Barbados) Limited and Ocean Conversion (Cayman) Limited. The total consideration paid was $26,976,648, comprised of $24,202,651 in cash and 185,714 ordinary shares of the Company and $482,286 in costs related to the acquisitions.

Effective February 1, 2003, the Company acquired as part of this acquisition of DesalCo Limited, 12.7% of the outstanding voting common shares of Waterfields Company Limited (“Waterfields”). On July 30, 2003, the Company acquired a further 13.5% of Waterfields and effective August 1, 2003, acquired an additional 64.7% interest resulting in total controlling interest of 90.9% of Waterfields. The total consideration paid was $9,652,491, comprising of $9,431,610 in cash and $220,881 of acquisition related costs.

These acquisitions provide the Company with a reverse osmosis plant design, construction and facility management and engineering services firm, as well as facilities and contracts to supply additional bulk potable water services in the Cayman Islands, Bahamas and Barbados.

The following table summarizes the estimated fair values of assets acquired and liabilities assumed at the date of the acquisitions.

Current assets	7,187,798
Property, plant and equipment	8,947,932
Investments in affiliates	12,069,998
Intangible assets	5,766,886
Goodwill	3,395,752
Other assets	4,190,883

Total assets acquired	41,559,249

Current liabilities	1,877,490
Long term debt and liabilities	2,266,784

Total liabilities assumed	4,144,274

Less: Minority interest in Waterfields Company Limited	785,836

Net assets acquired	$36,629,139

CONSOLIDATED WATER CO. LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. Acquisitions (continued)

The results of operations of DesalCo Limited, DesalCo (Barbados) Limited, Ocean Conversion (Cayman) Limited are included in the consolidated statements of income from February 1, 2003 and the results of operations of Waterfields Company Limited are included in the consolidated statements of income from August 1, 2003. The unaudited pro forma consolidated results of operations of Consolidated Water Co. Ltd., DesalCo Limited, DesalCo (Barbados) Limited, Ocean Conversion (Cayman) Limited, Waterfields Company Limited and an equity interest in Ocean Conversion (BVI) Ltd., had the companies been acquired at January 1, 2003 or 2002 would be as follows:

	December 31,
	2003	2002
Pro forma revenue	$21,841,916	$21,923,798
Pro forma net income	$4,704,114	$4,145,465
Pro forma earnings per share:
Basic	$0.83	$0.75
Diluted	$0.82	$0.73

4. Cash and cash equivalents

Cash and cash equivalents are not restricted as to withdrawal or use. At December 31, 2003, the equivalent United States dollars are denominated in the following currencies:

	December 31,
	2003	2002
Bank accounts
United States dollars	3,459,939	144,354
Cayman Islands dollar	1,650,342	27,755
Bahamian dollar	492,076	297
Belize dollar	320,300	88,599
Barbadian dollar	15,175	—

	5,937,832	261,005

Term deposits
United States dollars	1,505,192	—
Bahamian dollar	474,901	—
Belize dollar	318,999	307,299

	2,299,092	307,299

Total cash and cash equivalents	$8,236,924	$568,304

5. Accounts receivable

Accounts receivable comprise receivables from customers and are shown net of an allowance for doubtful accounts of $74,867 (2002: $12,000). Significant concentrations of credit risk are disclosed in Note 25.

CONSOLIDATED WATER CO. LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. Inventory

	December 31,
	2003	2002
Water stock	42,440	40,409
Consumables stock	190,280	122,150
Spare parts stock	1,313,465	225,572

	$1,546,185	$388,131

7. Loans receivable

As part of the acquisition of Ocean Conversion (Cayman) Limited, the following loans receivable were acquired. Management estimates these loans to be fully collectible and as such no impairment allowance has been provided at December 31, 2003.

	December 31,
	2003	2002
Due from Water Authority Cayman: Original loan of $1,216,000, non-interest bearing, balance receivable in monthly installments of $14,476 to November 30, 2008. Loan secured by Red Gate plant, machinery and equipment.	$854,095	$—
Due from Water Authority Cayman: Two loans originally aggregated $1,819,920, bearing interest at 5% per annum, receivable in combined monthly installments of principle and interest of $25,721 to March 2005, secured by Lower Valley plant, machinery and equipment.	373,275	—
Due from Water Authority Cayman: Two loans originally aggregated $1,168,600, bearing interest at 5% per annum, receivable in combined monthly installments of principle and interest of $16,516 to March 2006, secured by Lower Valley plant, machinery and equipment.	420,958
Due from Water Authority Cayman: Two interest free loans originally aggregated $3,129,000, receivable in monthly installments of $37,250 to November 2009, secured by North Sound Road plant, machinery and equipment.	2,644,750	—

Total loans receivable	4,293,078	—
Less current portion	(1,098,732)	(—)

Loans receivable, excluding current portion	$3,194,346	$—

Principal amounts due in each of the next five years are as follows:
2004		$1,098,732
2005		887,789
2006		669,855
2007		620,714
2008		606,238
Thereafter		409,750

CONSOLIDATED WATER CO. LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. Property, plant and equipment

	December 31,
	2003	2002
Cost
Land	475,679	475,679
Buildings	4,149,669	2,211,200
Plant and equipment	15,923,840	11,288,460
Distribution system	17,781,207	13,237,043
Office furniture, fixtures and equipment	864,426	715,539
Vehicles	700,750	607,230
Leasehold improvements	246,777	39,480
Lab equipment	41,305	41,035
Assets under construction	628,504	1,202,058

	40,812,157	29,817,724
Accumulated depreciation	(11,149,860)	(9,564,078)

Net book value	$29,662,297	$20,253,646

At December 31, 2003, the Company had outstanding capital commitments of approximately $600,000 (2002: $1,080,000). It is the Company’s policy to maintain adequate insurance for loss or damage to all fixed assets that in management’s assessment may be susceptible to loss. The Company does not insure the costs of its underground distribution system which total $9,751,456 (2002: $9,806,663).

9. Investments in affiliates

The Company also acquired as part of the acquisition described in Note 3, 50% and 100% of the outstanding voting common shares and non-voting common shares of Ocean Conversion (BVI) Ltd., respectively. On May 9, 2003, the Company sold 100% of its non-voting shares in Ocean Conversion (BVI) Ltd. to Sage Water Holdings (BVI) Limited for approximately $2,120,250. The Company now owns 50% of the voting common shares of Ocean Conversion (BVI) Ltd., representing a 43.5% interest in the company.

The Company’s investment in Ocean Conversion (BVI) Ltd. is accounted for using the equity method of accounting.

The excess cost over the Company’s share of fair value net assets acquired of Ocean Conversion (BVI) Ltd. is $6,654,362 which is considered equity-method goodwill. In accordance with SFAS No. 142 this equity-method goodwill is not being amortized, but is analyzed for impairment. At December 31, 2003, management believes there to be no impairment of this equity-method goodwill.

CONSOLIDATED WATER CO. LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. Investments in affiliates (continued)

Summarized financial information of Ocean Conversion (BVI) Ltd. is presented as follows:

	December 31,
	2003	2002
Current assets	$2,154,380	$2,771,844
Non-current assets	4,612,348	3,608,175

Total assets	$6,766,728	$6,380,019

Current liabilities	$1,006,733	$540,617
Non-current liabilities	1,410,063	1,739,379

Total liabilities	$2,416,796	$2,279,996

	For the year ended December 31,
	2003	2002
Water sales	$4,819,605	$5,427,108
Cost of water sales	2,110,066	1,862,747
Income from operations	1,663,353	2,205,086
Net income	1,738,200	2,229,625

10. Intangible assets

Effective February 1, 2003, the Company acquired 100% of the outstanding voting common shares of DesalCo Limited, its wholly-owned subsidiary DesalCo (Barbados) Ltd., and Ocean Conversion (Cayman) Limited. A portion of the purchase price was allocated to the following identifiable intangible assets.

(a)    As part of the acquisition of DesalCo Limited the Company attributed $726,902 to an intangible asset which represents the fair value of a Management Services Agreement originally dated December 4, 2000, under which DesalCo Limited provides management and engineering services to Ocean Conversion (BVI) Ltd an affiliated company. Original agreement was amended on February 7, 2003 such that there is no expiration term for this agreement. Management of the Company has determined that this intangible asset has an indefinite life, and therefore it is not being amortized.

(b)    As part of the acquisition of DesalCo Limited, the Company attributed $337,149 to an intangible asset which represents the fair value of the DWEER™ Distribution Agreement between DesalCo Limited and DWEER Technology Limited which expires on October 31, 2009. Under this agreement DesalCo Limited was granted an exclusive right, within certain geographical areas in the Caribbean, Central and South America, to distribute certain patented equipment, which can increase the operational efficiency of reverse osmosis seawater desalination plants. The carrying amount attributable to the intangible asset of the DWEER™ Distribution Agreement is being amortized over the remaining term of the seven-year agreement and has a weighted average useful life of 6.83 years.

(c)    As part of the acquisition of DesalCo Limited, the Company attributed $104,050 to an intangible asset which represents the fair value of an operations agreement between Sandy Lane Properties Ltd. and DesalCo (Barbados) Limited, a wholly owned subsidiary of DesalCo Limited. Under the terms of the agreement, DesalCo (Barbados) Limited provides operations and maintenance services for a seawater reverse osmosis desalination plant. The carrying amount attributable to the intangible asset of the operations agreement is being amortized over the remaining term of the five-year agreement and has a weighted average useful life of 3.0 years.

CONSOLIDATED WATER CO. LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. Intangible assets (continued)

(d)    As part of the acquisition of Ocean Conversion (Cayman) Limited, the Company attributed $4,598,785 to intangible assets which represent the fair value of three Water Production and Supply Agreements between Ocean Conversion (Cayman) Limited and the Government of the Cayman Islands, dated April 25, 1994, June 18, 1997 and December 31, 2001. Under these agreements, Ocean Conversion (Cayman) Limited built reverse osmosis seawater desalination plants for the Government of the Cayman Islands. Ocean Conversion (Cayman) Limited operates the plants until the expiration of the agreement term, as extended, at which time the plant operations will be transferred to the Government of the Cayman Islands for no consideration. The carrying amounts attributable to the intangible assets of the Water Production and Supply Agreements are being amortized over the remaining term of the agreements, which are approximately 6, 3 and 7 years, respectively and has a weighted average useful life of 5.8 years.

(e)    On September 17, 2003, the Company signed a new agreement with its Belize customer for the provision of water from a seawater desalination plant for an initial term of 23 years. The new agreement has been executed, but final completion is subject to satisfying three conditions precedent, of which to date we have met one and BWSL has met one. We are awaiting confirmation from the Government of Belize that our application for extension of our existing import duty and tax exemptions has been granted until at least September 17, 2009, which will satisfy the final condition precedent. The terms and conditions of the contract signed on June 26, 1992 between BWSL and our company remain in full force and effect until all conditions precedent are satisfied. The carrying amount of the Belize Water Production and Supply Agreement which was previously being amortized over its weighed average useful life of 10.75 years is now being amortized over the term of the new 23-year agreement and has a weighted average useful life of 23.0 years.

	December 31,
	2003	2002
Cost
Non-amortizable intangible asset
Management service agreement	726,902	—
Amortizable intangible assets
DWEERTM distribution agreement	337,149	—
Operations agreement with Sandy Lane	104,050	—
Cayman water production and supply agreements	4,598,785	—
Belize water production and supply agreement	2,095,255	2,095,255

	7,862,141	2,095,255

Accumulated amortization
Non-amortizable intangible asset
Management service agreement	—	—
Amortizable intangible assets
DWEERTM distribution agreement	(45,250)	—
Operations agreement with Sandy Lane	(31,793)	—
Cayman water production and supply agreements	(718,346)	—
Belize water production and supply agreement	(634,797)	(475,381)

	(1,430,186)	(475,381)

Net book value	$6,431,955	$1,619,874

Amortization for each of the next five years are as follows:
2004		$966,465
2005		966,465
2006		857,528
2007		825,244
2008		703,073
Thereafter		1,386,278

CONSOLIDATED WATER CO. LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. Goodwill

As of January 1, 2002, the Company adopted SFAS No. 142 “Goodwill and Other Intangible Assets”, and in accordance with this statement the goodwill is not amortized, but is analyzed for impairment annually. The carrying amount of goodwill allocated to the reporting units for the year ended December 31, 2003 are as follows:

	Retail	Bulk	Services
	Segment	Segment	Segment	Total
Balance as of December 31, 2002	$—	$—	$—	$—
Goodwill acquired during the year	1,170,511	2,136,524	88,717	3,395,752

Balance as of December 31, 2003	$1,170,511	$2,136,524	$88,717	$3,395,752

The reporting segments are tested for impairment in the fourth quarter, by comparing the fair value of the reporting segments to the carrying value. The fair value is determined using discounted cash flow based on management’s best estimates of forecasts for each segment. At December 31, 2003, the results of the impairment tests did not require the Company to recognize an impairment loss.

12. Dividends

Quarterly interim dividends were declared in respect of class A common stock and redeemable preferred stock as follows:

	2003	2002	2001
March 31	$0.105	$0.105	$0.10
June 30	$0.105	$0.105	$0.10
September 30	$0.105	$0.105	$0.10
December 31	$0.105	$0.105	$0.10

Interim dividends for the first three quarters were paid during each respective year. The interim dividend for the fourth quarter was declared by the Board of Directors in October of each respective year. These quarterly interim dividends are subject to no further ratification and consequently the fourth quarter interim dividends have been recorded as a liability in each respective year. Included in dividends payable at December 31, 2003 are unclaimed dividends of $79,311 (2002: $85,671).

13. Long term debt

	December 31,
	2003	2002
Scotiabank $20,000,000 term loan bearing interest at an annually adjusted floating rate of LIBOR plus 1.5% to 3%, depending on the ratio of the Company’s consolidated debt to its consolidated earnings before interest, taxes and depreciation, repayable in quarterly payments of $714,286 plus interest, due February 6, 2010. (Rate at December 31, 2003 was 2.68%)	$17,857,143	—
Scotiabank $1,428,000 term loan bearing interest at 3-month LIBOR plus 1.5%, repayable in semi-annual installments of $240,000 plus interest, due December 31, 2007.	1,188,000
Royal Bank of Canada loan bearing interest at LIBOR plus 1.75%, repayable in quarterly installments of principal and interest, due in 2007	801,414

CONSOLIDATED WATER CO. LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. Long term debt (continued)

	December 31,
	2003	2002
Royal Bank of Canada loan bearing interest at Nassau Prime Lending rate plus 1.5%, repayable in quarterly installments of principal and interest, due in 2007	470,024
Inter-American Investment Corporation loan bearing interest at LIBOR plus 2.75%, repayable in quarterly installments of $40,000 plus interest, due in 2004.	80,000
European Investment Bank loan bearing interest at 3.36%, repayable in semi annual installments, repaid in full during the year ended December 31, 2003.	—	905,384
Royal Bank of Canada loan bearing interest at six month LIBOR plus 1.5%, repayable in semi annual installments of $62,500 plus interest, Repaid in full during the year ended December 31, 2003.	—	312,500
Royal Bank of Canada loan bearing interest at monthly LIBOR plus 1.5%, repayable in monthly installments of $12,500 plus interest, repaid in full during the year ended December 31, 2003.	—	1,375,000

Total long term debt	20,396,581	2,592,884
Less current portion	(3,763,144)	(518,275)

Long term debt, excluding current portion	$16,633,437	$2,074,609

In addition to these facilities, as at December 31, 2003, the Company has un-drawn available lines of credit with Scotiabank for $2,000,000 bearing interest at the floating base rate as established by Cayman Islands Class A licensed banks from time to time and with Royal Bank of Canada for $500,000 bearing interest at Nassau Prime plus 1%.

The Company is in compliance with restrictive covenants associated with all its long term debts.

The Company has collateralized all borrowings under the $20,000,000 seven-year term loan and the $2,000,000 un-drawn line of credit by providing Scotiabank with a first debenture over fixed and floating assets, first legal charge over land and buildings, security interest in all insurance policies and claims, reimbursement agreement for standby letters of credit, pledge of capital stock of each subsidiary and guarantees and negative pledges from each company where majority interest was acquired.

The two Royal Bank of Canada loans and the loan from Inter-American Investment Corporation have been collateralized by the assets of Waterfields Company Limited.

The aggregate capital repayment obligations over the next five years are as follows:

2004	$3,808,555
2005	3,745,610
2006	3,461,920
2007	2,951,929
2008	2,857,144
Thereafter	3,571,423

CONSOLIDATED WATER CO. LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. Share capital and additional paid in capital

Redeemable preferred stock (“preference shares”) is issued under the Company’s Employee Share Incentive Plan as discussed in Note 22 and carries the same voting and dividend rights as ordinary shares of common stock (“ordinary share”). Preference shares vest over four years and convert to common stock on a share for share basis on the fourth anniversary of each grant date. Preference shares are only redeemable with the Company’s agreement. Upon liquidation, preference shares rank in preference to the ordinary shares to the extent of the par value of the preference shares and any related additional paid in capital.

The Company has a Class ‘B’ stock option plan designed to deter coercive takeover tactics. Pursuant to this plan, holders of ordinary shares and preference shares were granted options which entitle them to purchase 1/100 of a share of Class ‘B’ stock at an exercise price of $37.50 if a person or group acquires or commences a tender offer for 20% or more of the Company’s ordinary shares. Option holders (other than the acquiring person or group) will also be entitled to buy, for the $37.50 exercise price, ordinary shares with a then market value of $75.00 in the event a person or group actually acquires 20% or more of the Company’s ordinary shares. Options may be redeemed at $0.01 under certain circumstances. 60,000 of the Company’s authorized but unissued ordinary shares have been reserved for issue as Class ‘B’ stock. The Class ‘B’ stock ranks pari passu with ordinary shares for dividend and voting rights. No Class ‘B’ stock options have been exercised or redeemed up to December 31, 2003.

15. Expenses

	For the year ended December 31,
	2003	2002	2001
Cost of water sales comprise the following:
Water purchases	263,586	1,952,331	2,074,759
Depreciation	1,586,217	1,175,349	1,018,541
Amortization of intangible asset (Note 10)	954,804	194,906	193,703
Employee costs	2,046,181	1,042,192	939,976
Fuel oil	639,434	179,275	91,842
Royalties (Note 20)	781,632	737,064	694,351
Electricity	2,499,695	710,168	534,919
Insurance	224,386	124,404	89,808
Maintenance	1,144,141	441,396	262,092
Other direct costs	536,205	325,092	209,126

	$10,676,281	$6,882,177	$6,109,117

General and administrative expenses comprise the following:
Employee costs	2,198,906	1,427,182	1,299,877
Depreciation	112,923	93,777	94,500
Professional fees	352,340	278,433	280,297
Insurance	414,525	141,650	89,328
Directors’ fees and expenses	164,794	157,877	107,184
Maintenance	197,787	21,339	22,663
Other indirect costs	898,249	523,746	606,211

	$4,339,524	$2,644,004	$2,500,060

CONSOLIDATED WATER CO. LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16. Earnings per share

Basic earnings per common share (“EPS”) is calculated by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. The computation of diluted EPS assumes the issuance of common shares for all potential common shares outstanding during the reporting period. In addition, the dilutive effect of stock options is considered in earnings per common share calculations, if dilutive, using the treasury stock method.

The following summarizes information related to the computation of basic and diluted earnings per share for the three years ended December 31, 2003.

	2003	2002	2001
Net income	$4,177,081	$2,576,310	$2,764,573
Less:
Dividends paid and earnings attributable on preference shares	(5,706)	(8,913)	(10,794)

Net income available to holders of ordinary shares in the determination of basic earnings per ordinary share	$4,171,375	$2,567,397	$2,753,779

Weighted average number of ordinary shares in the determination of basic earnings per ordinary share	4,917,183	3,969,861	3,897,969
Plus:
Weighted average number of preference shares outstanding during the year	19,604	23,801	31,213
Potential dilutive effect of unexercised options and warrants	100,743	93,870	70,509

Weighted average number of shares used for determining diluted earnings per ordinary share	5,037,530	4,087,532	3,999,691

17. Segmented information

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

For purposes of segment information, the accounts of Ocean Conversion (BVI) Ltd. have been proportionally consolidated into the Bulk Water segment. An adjustment has been made in reconciling items to account for the investment under the equity method. Also included in reconciling items are corporate expenses including interest expense that do not relate to any specific operating segment.

CONSOLIDATED WATER CO. LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17. Segmented information (continued)

	As at December 31 and for the year then ended
	Retail			Bulk			Services
	2003	2002	2001	2003	2002	2001	2003	2002	2001
Water sales	10,918,151	10,683,592	10,017,330	9,130,741	1,471,097	1,230,775	1,090,293	—	—
Other income	(297,793)	(60,487)	97,182	(420,445)	8,289	28,463	(51,694)	—	—
Other income includes:
Interest revenue	11,597	—	30	89,679	14,711	28,554	197	—	—
Interest expense	422,510	103,427	99,865	368,462	559	91	99,281	—	—
Cost of water sales	4,972,300	5,824,815	5,197,293	5,920,393	1,057,362	911,824	491,593	—	—
General and administrative	2,684,216	2,418,378	2,309,238	1,731,595	225,626	190,822	194,425	—	—
Cost of water sales and general and administrative expenses include:
Depreciation	1,077,609	1,089,021	952,216	835,315	180,105	160,825	5,105	—	—
Amortization	—	—	—	877,761	194,907	193,703	77,043	—	—
Income taxes	—	—	—	—	—	—	23,743	—	—
Net income	2,963,842	2,379,912	2,607,981	1,038,771	196,398	156,592	328,839	—	—
Property, plant and equipment	19,701,187	18,812,973	16,873,140	11,954,770	1,440,673	1,541,795	14,095	—	—
Total assets	45,028,169	23,347,530	20,410,406	22,224,004	2,160,107	2,310,772	4,255,510	—	—

[Additional columns below]

[Continued from above table, first column(s) repeated]

	As at December 31 and for the year then ended
	Reconciliation			Total
	2003	2002	2001	2003	2002	2001
Water sales	(2,084,980)	—	—	19,054,205	12,154,689	11,248,105
Other income	952,680	—	—	182,748	(52,198)	125,645
Other income includes:
Interest revenue	(19,139)	—	—	82,334	14,711	28,584
Interest expense	273,384	—	—	1,163,637	103,986	99,956
Cost of water sales	(708,005)	—	—	10,676,281	6,882,177	6,109,117
General and administrative	(269,924)	—	—	4,339,524	2,644,004	2,500,060
Cost of water sales and general and administrative expenses include:
Depreciation	(218,889)	—	—	1,699,140	1,269,126	1,113,041
Amortization	—	—	—	954,804	194,907	193,703
Income taxes	—	—	—	23,743	—	—
Net income	(154,371)	—	—	4,177,081	2,576,310	2,764,573
Property, plant and equipment	(2,007,755)	—	—	29,662,297	20,253,646	18,414,935
Total assets	(2,945,557)	—	—	68,562,126	25,507,637	22,721,178

CONSOLIDATED WATER CO. LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17. Segmented information (continued)

For the year ended December 31, 2003, revenues from the Cayman Island operations were $15,541,455 (2002: $10,565,568; 2001: $9,990,997). Revenues from all foreign country operations were $3,512,750 (2002: $1,589,121; 2001: $1,257,108). Included in the revenues from foreign countries is $1,869,077 (2002: $118,024; 2001: $26,333) from the operations in Bahamas, $1,245,744 (2002: $1,471,097; 2001: $1,230,775) from our operations in Belize and $397,929 (2002: $nil; 2001: $nil) from our operations in Barbados.

For the year ended December 31, 2003, property, plant and equipment located in the Cayman Islands was $19,375,384 (2002: 17,698,944; 2001: 15,770,560). Property, plant and equipment in all the foreign country operations were $10,286,913 (2002: $2,554,702: 2001: 2,644,375). Included in property, plant and equipment from foreign operations is $8,904,739 (2002: $1,114,029; 2001: $1,102,580) from the operations in Bahamas and $1,373,357 (2002: $1,440,673; 2001: $1,541,795) from our operations in Belize.

For the year ended December 31, 2003, revenues in the amount of $4,022,544 (2002: $nil; 2001: $nil) were earned from one customer. These revenues are located in the Bulk segment.

During the year end December 31, 2003, revenues which were earned in the Service segment from the Bulk segment through various management service agreements and an engineering service agreement amounted to $1,038,435 (2002: $nil; 2001: $nil). Any intercompany amounts included in this amount have been eliminated in accordance with the basis of consolidation.

18. Related party transactions

A professional service firm, of which a director was a partner, provided professional services during the year ended December 31, 2003 for which it charged $200,685 (2002: $225,400; 2001: $275).

As at December 31, 2003, the amounts receivable from Ocean Conversion (BVI) Ltd. relating to revenue earned was $227,432, from revenues of $579,950.

19. Leases

The Company has committed to lease premises in the Cayman Islands for a period of four years from February 1, 2004 to January 31, 2008 at approximately $118,512 per annum.

During the year ended December 31, 2003, the Company entered into a six month lease which ended on September 30, 2003, to rent a portable reverse osmosis machine capable of producing 150,000 US gallons of water per day. Total lease payments made during the year were $120,000.

20. Commitments

The Company is obligated to supply water, where feasible, to customers in the Cayman Islands within its licence area in accordance with the terms of the licence. Royalties are paid to the Government of the Cayman Islands at the rate of 7.5% of gross water sales.

The Company has six water supply agreements under which it is required to provide minimum water quantities.

As part of the acquisition of the Company’s interests in Ocean Conversion (Cayman) Limited, with the approval of Scotiabank (Cayman Islands) Ltd., the Company has guaranteed the performance of Ocean Conversion (Cayman) Limited to the Cayman Islands government, pursuant to the water supply contract with the Water Authority-Cayman dated April 25, 1994 as amended.

CONSOLIDATED WATER CO. LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

20. Commitments (continued)

The Company has guaranteed to Scotiabank 50% of the Ocean Conversion (BVI) Ltd. loan of $880,056. The Scotiabank loan is repayable in 6 equal semi-annual installments of $125,000 with the balance of principal due May 31, 2006, bearing interest at 3-month LIBOR plus 1.5%. At December 31, 2003 the outstanding balance of this loan was $505,000 which is also collaterized by other assets of Ocean Conversion (BVI) Ltd.

As a result of the Company’s acquisition of interests in Waterfields Company Limited, it guaranteed the performance of Waterfields Company Limited to the Water & Sewerage Corporation of the Bahamas in relation to the water supply contract between Waterfields Company Limited and the Water & Sewerage Corporation.

In addition to the above guarantee provided by the Company to Water & Sewerage Company of the Bahamas, the Company also provides a bank guarantee, with the Royal Bank of Canada, Nassau, in the amount of $1,910,775 to the Water & Sewerage Corporation of The Bahamas in that the Company shall duly perform and observe all terms and provisions pursuant to the contract between the Water & Sewerage Corporation of The Bahamas and the Company. In the event of the Company’s default on its obligations, the Royal Bank of Canada, Nassau, shall satisfy and discharge any damages sustained by the Water & Sewerage Corporation of The Bahamas up to the guaranteed amount.

21. Water purchase agreement

As a result of the Company’s acquisition of Ocean Conversion (Cayman) Limited (“OCL”), the Company cancelled its water purchase agreement with OCL, which originally was planned to expire on December 31, 2004. Under the terms of the agreement, the Company was required to purchase an annual minimum amount of water. At December 31, 2003, accounts payable includes $nil (2002: $208,556) outstanding under the agreement.

22. Stock compensation

The Company operates various stock compensation plans that form part of employees’ remuneration. Stock compensation expense of $138,750 (2002: $442,497; 2001: $169,599) is recorded in accordance with APB Opinion No. 25 and included within employee costs. Had compensation cost for the Company’s stock based compensation plans been determined on the fair value at the grant dates for award under those plans consistent with the method of SFAS 123, the Company’s net income and earnings per shares would have been reduced to the pro forma amounts below:

	For the Year ended December 31,
	2003	2002	2001
Net income — as reported	$4,177,081	$2,576,310	$2,764,573
Net income — pro forma	$3,365,684	$2,396,105	$2,288,882
Earnings per share:
Basic — as reported	$0.85	$0.65	$0.71
Basic — pro forma	$0.68	$0.60	$0.59
Diluted — as reported	$0.83	$0.63	$0.69
Diluted — pro forma	$0.67	$0.58	$0.57

CONSOLIDATED WATER CO. LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

22. Stock compensation (continued)

     In calculating the fair value for these options under SFAS 123 the Black-Scholes model was used with the following weighted average assumptions:

	2003		2002		2001
Exercise price		$19.59		$12.17		$10.55
Grant date market value		$19.50		$14.71		$10.97
Risk free interest rate		2.37%		2.24%		3.93%
Expected life	3.22	years	3.23	years	3.21	years
Expected volatility		35.55%		42.91%		52.79%
Expected dividend yield		2.16%		2.85%		3.67%

Employee Share Incentive Plan (Preference shares)

The Company awards preference shares for $nil consideration under the Employee Share Incentive Plan as part of compensation for eligible employee services, excluding Directors and Executive Officers, that require future services as a condition to the delivery of ordinary shares. In addition options are granted to purchase preference shares at a fixed price, determined annually, which will typically represent a discount to the market value of the ordinary shares. In consideration for preference shares, the Company issues ordinary shares on a share for share basis. Under the plan the conversion is conditional on the grantee’s satisfying requirements outlined in the award agreements. Preference shares are only redeemable with the Company’s agreement.

The details of preferred shares and preferred share options granted and exercised under the Employee Share Incentive Plan are as follows:

	Year of		Strike	Options	Options
	Grant	Granted	Price	Exercised	Expired
Preferred shares	2001	3,963	$nil	N/A	N/A
	2002	2,713	$nil	N/A	N/A
	2003	2,993	$nil	N/A	N/A
Preferred share options	2001	3,963	$5.32	1,858	2,105
	2002	2,713	$8.13	617	2,096
	2003	2,993	$8.95	844	2,149

Each employee’s option to purchase preferred shares must be exercised within 30 days of the grant date, which is the 90th day after the date of the auditor’s certificate on the financial statements for the relevant year.

Employee Share Option Plan (Ordinary Stock Options)

In 2001, the Company introduced an employee stock option plan for certain long-serving employees of the Company. Under the plan these employees are granted in each calendar year, as long as the employee is a participant in the Employee Share Incentive Plan, options to purchase ordinary shares. The price at which the option may be exercised will be the closing market price on the grant date, which is the 90th day after the date of the auditor’s certificate on the financial statements for the relevant year. The number of options each employee is granted is equal to five times the sum of (i) the number of preference shares which that employee receives for $nil consideration and (ii) the number of preference share options which that employee exercises in that given year. Options may be exercised during the period commencing on the fourth anniversary of the grant date and ending on the thirtieth day after the fourth anniversary of the grant date.

CONSOLIDATED WATER CO. LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

22. Stock compensation (continued)

Non-Executive Directors’ Share Plan

In 1999, the Company introduced a stock grant plan, which forms part of Directors’ remuneration. Under the plan Directors receive a combination of cash and ordinary shares in consideration of remuneration for their participation in Board meetings. All Directors are eligible except Executive Officers, who are covered by individual employment contracts and the Government elected board member. The number of ordinary shares granted is calculated with reference to a strike price that is set on October 1 of the year preceding the grant. Stock granted during the year ended December 31, 2003 totaled 7,735 shares (2002: 6,305) at a strike price of $11.79 (2002: $10.70).

Directors and senior management stock compensation

Certain members of senior management are entitled to receive, as part of the compensation for their services to the Company, options to purchase ordinary shares. During the year ended December 31, 2003, the option plan for senior management was amended as part of renegotiations of employee contracts. The amended contracts terminated the stock option plans for all years commencing from January 1, 2004. The 2003 stock option exercise price was set at the market price on December 31, 2003.

The following table summarizes information about the Company’s stock option plans as of December 31, 2003, 2002 and 2001, and changes during the years ended on those dates.

	2003		2002		2001
		Exercise		Exercise		Exercise
	Number	price	Number	price	Number	price
Outstanding at beginning of year	394,530	$10.02	341,136	$8.59	243,045	$5.73
Granted	183,490	$19.50	114,086	$12.17	162,054	$10.55
Exercised	(96,453)	$8.51	(58,596)	$5.94	(61,858)	$2.58
Forfeited	(2,149)	$8.95	(2,096)	$8.14	(2,105)	$5.32

Outstanding at end of year	479,418	$13.96	394,530	$10.02	341,136	$8.59

Exercisable at end of year	428,373	$14.13	358,230	$9.90	318,531	$8.55

The following table summarizes the weighted average grant-date fair value of options during the year:

	For the year ended December 31,
	2003	2002	2001
Options granted with an exercise price below market price on the date of grant:
Senior management	—	$4.93	$3.78
Non executive Director	—	—	$3.89
Employees — preferred shares	$5.47	$5.72	$3.88
Overall weighted average	$5.47	$4.95	$3.81
Options granted with an exercise price at market price on the date of grant:
Senior management	$4.70	—	—
Employees — ordinary share options	$4.12	$4.41	$3.08
Overall weighted average	$4.65	$4.41	$3.08

CONSOLIDATED WATER CO. LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

22. Stock compensation (continued)

Summary of options outstanding at December 31, 2003

At December 31, 2003, the range of exercise prices on outstanding options was $6.75 — $20.05. Accordingly the following information is presented on options outstanding, which are all exercisable, at December 31, 2003:

	Exercise prices from		Exercise prices from
	$6.75 - $10.84		$11.17 - $20.05
Number of options outstanding at December 31, 2003	164,943		263,430
Weighted average exercise price	$9.49		$17.04
Weighted average remaining contractual life	0.74	years	2.25	years

The weighted average fair value per share under SFAS 123 for shares granted during the year below market price on the date of grant follows:

	2003		2002		2001
		Exercise		Exercise		Exercise
	Number	price	Number	price	Number	price
Overall weighted average	13,133	$12.42	11,941	$11.12	11,456	$7.86

23. Taxation

Under current laws of the Cayman Islands, there are no income, estate, corporation, capital gains or other taxes payable by the Company on its Cayman Islands operations.

Under the current laws of Belize, the Company has received a tax exemption with respect to its Belize operations. The exemption expires in January 2006 and may be renewed in accordance with local legislation.

Under current laws of The Commonwealth of The Bahamas, there are no income, corporation, capital gains or other taxes payable by the Company. The Company is required to pay an annual business license fee, the calculation of which is based on the Bahamanian company’s preceding year’s financial statements, and such fees are payable between January and April of the subsequent year.

Under the current laws of Barbados, the Company’s Barbados operations are subject to a 40% Barbados corporate tax and all dividend payments and non-tax treaty supplier payments are subject to a Barbados withholding tax of 15%. As at December 31, 2003, the Company had income tax receivable in the amount of $3,335. The Company has not recorded any deferred tax asset or liability as management believes that such items would be, if any, immaterial to the financial statements.

A significant majority of the net income of the Company is not subject to current taxation. The overall net tax expense is less than 1%, which is attributable to continuing operations in Barbados. There are no significant permanent reconciling items.

CONSOLIDATED WATER CO. LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

24. Pension benefits

Staff pension plans are offered to all employees in the Cayman Islands. The plans are administered by third party pension plan providers and are defined contribution plans whereby the Company matches the contribution of the first 5% of each participating employee’s salary. The total amount recognized as an expense under the plan during the year ended December 31, 2003 was $119,800 (2002: $70,210; 2001: $63,740).

25. Financial instruments

Credit risk:

The Company is not exposed to significant credit risk on the vast majority of customer accounts as the policy is to cease supply of water to customers’ accounts that are more than 45 days overdue. The Company’s exposure to credit risk is concentrated on receivables from its Bulk water customers. The balances from these customers are current or an allowance has been made for collection as at December 31, 2003 and management does not anticipate any losses on these concentrations.

Interest rate risk:

The interest rates and terms of the Company’s loans are presented in Note 13 of these financial statements. The Company is subject to interest rate risk to the extent that the LIBOR or Nassau Prime Lending rates change.

Foreign exchange risk:

All relevant foreign currencies have fixed exchange rates to the United States dollar as detailed under the foreign currency accounting policy note. If any of these fixed exchange rates become floating exchange rates, the Company’s results of operations could be adversely affected.

Fair values:

At December 31, 2003 and 2002, the carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and other liabilities and dividends payable approximate fair values due to the short term maturities of these assets and liabilities. Management considers that the carrying amounts for loans receivable and long term debt due to Scotiabank and the Royal Bank of Canada approximate their fair value.

26. Non-cash transactions

The Company made the following non-cash transactions:

	2003	2002	2001
Redemption of preference shares and issue of replacement ordinary shares at $nil consideration	$11,974	$9,700	$17,112

Preference shares issued to employees at $nil consideration (Note 22)	$3,592	$3,256	$4,756
Redemption of preference shares at $nil consideration	(162)	—	—
Ordinary shares issued under the Non-executive Directors Share Plan at $nil consideration (Note 22)	102,602	66,600	56,998
Ordinary shares issued under senior management employment agreements at $nil consideration (Note 22)	28,715	30,303	—
Additional paid in capital from exercise of stock options	37,500	75,171	227,420

	$172,247	$175,330	$289,174

CONSOLIDATED WATER CO. LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

26. Non-cash transactions

	2003	2002	2001
Reduction in ordinary shares and additional paid-in capital from cancellation of shares repurchased	$—	$36,710	$271,595

Addition of ordinary shares and additional paid-in capital from issuance of shares in the acquisition	$2,291,711	$—	$—

Dividends declared but not paid (Note 12)	$686,118	$508,444	$499,383

27. Impact of recent issued accounting standards

The Financial Accounting Standards Board issued three standards and one interpretation that effect the Company. A summary of these standards and interpretation is given below:

In June 2001, the FASB issued SFAS No. 143, “Accounting for Assets Retirement Obligations”. SFAS No. 143 requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the assets. The Company also records a corresponding asset that is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. The Company is required to adopt SFAS No. 143 on January 1, 2003. The Company adopted SFAS No. 143 early during the year ended December 31, 2002. The adoption did not have a material effect on the Company’s financial statements.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of FASB Statements No. 123”. This Statement amends FASB Statement No. 123 “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition the Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements. All of the disclosure modifications required for the annual financial statements have been included in the notes to these consolidated financial statements.

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

Independent Auditors’ Report

The Board of Directors
Ocean Conversion (BVI) Ltd

We have audited the accompanying consolidated balance sheet of Ocean Conversion (BVI) Ltd. and its subsidiary (the “Company”) as of December 31, 2003 and the related consolidated statements of income, stockholders’ equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audit in accordance with the auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material aspects, the financial position of Ocean Conversion (BVI) Ltd. and its subsidiary as of December 31, 2003, and the results of their operations and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Chartered Accountants

March 12, 2004

OCEAN CONVERSION (BVI) LTD.

CONSOLIDATED BALANCE SHEET

DECEMBER 31, 2003

(Expressed in United States dollars)

2003
ASSETS
Current assets
Cash and cash equivalents (Note 3)	$1,196,267
Accounts receivable (Note 4)	696,818
Deferred fees	18,968
Inventory (Note 5)	217,605
Prepaid expenses and other assets	24,722

Total current assets	2,154,380
Property, plant and equipment, net (Note 6)	4,612,348

Total assets	$6,766,728

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and other liabilities	$756,733
Current portion of long term debt (Note 7)	250,000

Total current liabilities	1,006,733
Profit sharing provision (Note 11)	905,063
Long term debt (Note 7)	505,000

Total liabilities	2,416,796

Stockholders’ equity
Class A, voting shares, $1 par value. Authorized 600,000 shares:
Issued and outstanding 555,000 shares	555,000
Class B, voting shares, $1 par value. Authorized 600,000 shares:
Issued and outstanding 555,000 shares	555,000
Class C, non-voting shares. $1 par value. Authorized 600,000 shares;
Issued and outstanding 165,000 shares	165,000
Additional paid-in capital	225,659
Retained earnings	2,849,273

Total stockholders’ equity	4,349,932

Commitments (Note 8)
Total liabilities and stockholders’ equity	$6,766,728

The accompanying notes are an integral part of these consolidated financial statements.

OCEAN CONVERSION (BVI) LTD.

CONSOLIDATED STATEMENT OF INCOME

YEAR ENDED DECEMBER 31, 2003

(Expressed in United States dollars)

2003
Water sales	4,819,605
Cost of water sales (Note 9)	(2,110,066)

Gross profit	2,709,539
General and administrative expenses (Note 9)	(1,046,186)

Income from operations	1,663,353

Other income (expense)
Interest income	103,225
Interest expense	(28,378)

74,847

Net income	$1,738,200

The accompanying notes are an integral part of these consolidated financial statements.

OCEAN CONVERSION (BVI) LTD.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

YEAR ENDED DECEMBER 31, 2003

(Expressed in United States dollars)

	Common stock		Additional paid-in	Retained	Total stockholders’
	Shares	Dollars	capital	earnings	equity
Balance at January 1, 2003	1,230,000	$1,230,000	$165,200	$2,704,823	$4,100,023
Issuance of Class C stock	45,000	45,000	60,459	—	105,459
Net income				1,738,200	1,738,200
Dividends declared	—	—	—	(1,593,750)	(1,593,750)

Balance at December 31, 2003	1,275,000	$1,275,000	$225,659	$2,849,273	$4,349,932

The accompanying notes are an integral part of these consolidated financial statements.

\

OCEAN CONVERSION (BVI) LTD.

CONSOLIDATED STATEMENT OF CASH FLOWS

YEAR ENDED DECEMBER 31, 2003

(Expressed in United States dollars)

2003
Net income	$1,738,200
Adjustments to reconcile net income to net cash
Depreciation	502,666
Profit sharing	527,393
Gain on disposal of property, plant and equipment	—
Decrease in accounts receivable	1,606,496
(Increase) in inventory	(38,779)
(Increase) in prepaid expenses and other assets	(18,974)
Decrease (increase) in accounts payable and other liabilities	466,116

Net cash provided by operating activities	4,783,118

Cash flows from investing activities
Proceeds on sale of property, plant and equipment	—
Purchase of property, plant and equipment	(1,506,839)

Cash used in investing activities	(1,506,839)

Cash flows from financing activities
Profit sharing rights paid	(506,250)
Proceeds from long term debt	880,000
Dividends paid	(1,593,750)
Principal repayment of long term debt	(1,125,000)

Cash used in financing activities	(2,345,000)

Net increase (decrease) in cash and cash equivalents	931,279
Cash and cash equivalents at beginning of year	264,988

Cash and cash equivalents at end of year	$1,196,267

Interest paid in cash	$28,378
Interest received in cash	$103,225

The accompanying notes are an integral part of these consolidated financial statements.

OCEAN CONVERSION (BVI) LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. Principal activity

The Company was incorporated in the British Virgin Islands under the Companies Act, Cap 285, on May 14, 1990 and is engaged in the production and sale of potable water to the Government of the British Virgin Islands (the “Government”). The Company has an agreement with the Government, its sole customer, to produce and supply a guaranteed quantity and quality of potable water. This agreement provides for specific penalties should the Company not be able to provide the guaranteed quantity of water.

On January 24, 1992, the Company amended the original agreement with the Government to allow for the expansion of its plant in order to increase its production capacity from 360,000 imperial gallons of water to 510,000 imperial gallons per day. Under this agreement, the Government had the option to purchase the facility, at a cost of $1,420,000, in May 1999 or renew the agreement for a period of seven years. The Government has not exercised its option to purchase the plant but advised the Company of its desire to negotiate an amended agreement.

2. Accounting policies

Basis of preparation: The consolidated financial statements presented are prepared in accordance with the accounting principles generally accepted in the United States of America.

Basis of consolidation: The consolidated financial statements include the financial statements of Ocean Conversion (BVI) Ltd. and its majority owned subsidiary. All significant intercompany balances and transactions have been eliminated.

Use of estimates: The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management of the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant items subject to estimates and assumptions include the carrying value of property, plant and equipment and inventory. Actual results could differ from those estimates.

Cash and cash equivalents: Cash and cash equivalents comprise cash at bank on call and highly liquid deposits with an original maturity of three months or less.

Trade accounts receivable: Trade accounts receivable are recorded at invoiced amounts based on meter readings reduced by appropriate allowances for estimated irrecoverable amounts. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable balance. The Company determines the allowance based on historical write-off experience.

Inventory: Inventory primarily includes replacement spares and parts that are valued at the lower of cost and net realizable value on a first-in, first-out basis.

Impairment of Long-Lived Assets: In accordance with SFAS No. 144, long-lived assets, such as property, plant and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the exceeds the fair value of the asset.

OCEAN CONVERSION (BVI) LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

2. Accounting policies (continued)

Property, plant and equipment: Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation is calculated using a straight line method with an allowance for estimated residual values. Rates are determined based on the estimated useful lives of the assets as follows:

Plant and equipment	4 to 25 years
Office furniture, fixtures and equipment	3 to 10 years
Vehicles	3 to 10 years
Lab Equipment	3 to 10 years

Additions to property, plant and equipment are comprised of the cost of the contracted services, direct labour and materials. Assets under construction are recorded as additions to property, plant and equipment upon completion of the projects. Depreciation commences in the month of addition.

Interest costs directly attributable to the construction of qualifying assets, which are assets that necessarily take a substantial period of time to ready for their intended use, are added to the cost of those assets until such time as the assets are substantially ready for use or sale.

Water sales and cost of water sales: The Government is billed monthly based on meter readings performed at or near each month end and in accordance with the water sales agreement which stipulates minimum monthly charges for water service.

Repairs and maintenance: All repair and maintenance costs are expensed as incurred.

3. Cash and cash equivalents

Cash and cash equivalents are not restricted as to withdrawal or use.

4. Accounts receivable

Accounts receivable comprise receivables from our sole customer, the Government of the British Virgin Islands. Significant concentrations of credit risk are disclosed in Note 15.

5. Inventory

2003
Inventory	$248,000
Less allowance for obsolescence	(30,395)

Total	$217,605

OCEAN CONVERSION (BVI) LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

6. Property, plant and equipment

2003
Cost
Plant and equipment	$8,973,271
Office furniture, fixtures and equipment	27,658
Vehicles	71,600
Lab equipment	11,637
Assets under construction	451,666

9,535,832
Accumulated depreciation	(4,923,484)

Net book value	$4,612,348

It is the Company’s policy to maintain adequate insurance for loss or damage to all fixed assets that in management’s assessment may be susceptible to loss.

7. Long term debt

2003
Scotiabank (Cayman Islands) Ltd., loan bearing interest at three month LIBOR plus 1.5% per annum, with interest calculated daily and payable quarterly, repayable in 6 equal semi-annual installments of $125,000 commencing December 31, 2002, the balance of principal and interest then outstanding due May 31, 2006	$755,000
Bank of Butterfield loan bearing interest at three month LIBOR plus 1.5%, repayable in semi annual installments of principal and interest of $125,000; repaid in full during the year ended December 31, 2003.	—

Total long term debt	755,000
Less current portion	(250,000)

Long term debt, excluding current portion	$505,000

The aggregate capital repayment obligations over the next five years are as follows:
2004	$250,000
2005	250,000
2006	5,000
Thereafter	—

Any amounts drawn under the Scotiabank facility are collateralized by a fixed and floating charge of $1,250,000. The fixed and the floating charge covers all other assets of the Company.

At year end the Company is in compliance with all restrictive covenants.

OCEAN CONVERSION (BVI) LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

8. Commitments

The Company rents property upon which it has installed walls and boreholes necessary for the production of water. Future minimum lease payments under the non cancelable operating lease at December 31, 2003 are as follows:

Operating Lease
2004	$18,055
2005	18,055
2006	18,055
2007	18,055
Thereafter	144,440

9. Expenses

2003
Cost of water sales comprise the following:
Fuel oil	$356,427
Electricity	324,162
Maintenance	288,697
Depreciation	502,573
Employee costs	417,861
Insurance	77,790
Other direct cost	142,556

$2,110,066

General and administrative expenses comprise the following:
Maintenance costs	$709
Depreciation	92
Professional fees	13,150
Management fees	333,904
Directors fees and expenses	60,647
Profit sharing	527,393
Other indirect costs	110,291

$1,046,186

10. Related party transactions

A professional service firm, of which a director is a principal, provided pension services during the year ended December 31, 2003 for which it charged $345.

Pursuant to a Management Services Agreement dated October 1, 1992 between DesalCo Ltd. and the Company, DesalCo Ltd. provides the Company with management, administration, finance, operations, maintenance, engineering and purchasing services, and is also entitled to be reimbursed for all reasonable expenses incurred on behalf of the Company. The Company incurred fees of $333,904 related to this management service agreement for the year ended December 31, 2003.

OCEAN CONVERSION (BVI) LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

11. Profit sharing provision

2003
Opening balance	989,739
Additions	421,574
Distributions	(506,250)

$905,063

In 1993, the Company and its existing shareholders at that time, entered into two Share Repurchase and Profit Sharing Agreements (the “Agreements”) to repurchase 225,000 shares each from those shareholders (the “Parties”), whose shares were issued in exchange for guarantees of the Company’s long term debt. The Agreements were subsequently approved by special dissolution at an Extraordinary Meeting of all the Company’s shareholders entitled to vote, held on the same date.

Under the terms of the Agreements, the Company, in exchange for the above-mentioned shares, grants the Parties, profit sharing rights in the Company’s profits for as long as the Company remains in business as a going concern. The Agreement states that where the Company has profits available for the payment of dividends and pays a dividend there from, a distribution shall be made to each of the Parties equal to 202,500 times the dividend per share received by the remaining shareholder and paid concurrently with such dividend. The factor of 202,500 shall be subject to amendment by the same proportion and at the same time as changes take place or adjustments are made in respect of the remaining shareholders.

The current shareholders and an affiliate of a current shareholder have acquired these profit sharing rights. The Company has made an allowance at December 31, 2003 for the maximum profit shares payable to the Parties if all retained earnings were to be distributed as dividends and profit shares.

12. Taxation

Under the terms of the water sales agreement with the Government, the Company is exempt from all taxation in the British Virgin Islands.

13. Non-cash transaction

2003
Issuance of Class C shares	$45,000

During the year ended December 31, 2003, 45,000 Class C non-voting shares were issued in exchange for cancellation of an equal portion of profit sharing rights.

OCEAN CONVERSION (BVI) LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

14. Pension plan

Effective December 1, 2003, the Company established the MWM Global Retirement Plan (the “Plan”). The Plan is a defined contribution plan whereby the Company will contribute 5% of each participating employee’s salary to the Plan. The total amount recognized as an expense under the plan during the year ended December 31, 2003 was $nil and will approximate $17,900 per year going forward.

15. Financial instruments

Credit risk:

Financial assets that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. The Company’s cash is placed with high credit quality financial institutions. The accounts receivable are due from the Company’s sole customer, the Government (Note 1). As a result, the Company is subject to credit risk to the extent of any non-performance by the Government.

Interest rate risk:

The interest rates and terms of the Company’s loans are presented in Note 7 of these consolidated financial statements. The Company is subject to interest rate risk to the extent that the LIBOR rate may fluctuate.

Fair values:

At December 31, 2003 the carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and other liabilities approximate fair values due to the short term maturities of these assets and liabilities. Management considers that the carrying amount for long-term debt approximates fair value.

OCEAN CONVERSION (BVI) LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On June 27, 2002, we dismissed our independent auditors, PricewaterhouseCoopers. The decision to dismiss PricewaterhouseCoopers was recommended and approved by the audit committee of our board of directors. During the fiscal years ended December 31, 2000 and 2001, PricewaterhouseCoopers’ report on our financial statements did not contain an adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope, or accounting principles. In addition, during each of our fiscal years ended December 31, 2000 and 2001 and the interim period through June 27, 2002, we did not have any disagreements with PricewaterhouseCoopers on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which, if not resolved to the satisfaction of PricewaterhouseCoopers, would have caused PricewaterhouseCoopers to make reference to the subject matter of the disagreements in connection with its reports on our financial statements for the year or period in question. We engaged KPMG to replace PricewaterhouseCoopers on July 9, 2002. We have authorized PricewaterhouseCoopers to respond fully to the inquiries, if any, of KPMG, our present independent accountants, regarding any accounting or financial matters relating to us. KPMG has re-audited the financial statements for the years ended December 31, 2000 and 2001 and there have been no re-statements of the prior audited financial statements resulting from the re-audits.

ITEM 9A. CONTROLS AND PROCEDURES

     Our Chief Executive Officer and Chief Financial Officer (collectively, the “Certifying Officers”) are responsible for establishing and maintaining disclosure controls and procedures for our company and our subsidiaries. Such officers have concluded (based upon their evaluation of these controls and procedures as of the end of the period covered by this report) that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in this report is accumulated and communicated to management, including our principal executive officers as appropriate, to allow timely decisions regarding required disclosure.

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

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Our Directors and Executive Officers

     This table lists information concerning our executive officers and directors:

Name	Age	Position
Jeffrey M. Parker	59	Director, Chairman of the Board of Directors
Frederick W. McTaggart	41	Director, President, Chief Executive Officer
Kenneth R. Crowley	39	Vice President of Overseas Operations
Gregory S. McTaggart	40	Vice President — Operations (Cayman Islands)
Robert B. Morrison	50	Vice President of Purchasing and Information Technology
Gerard J. Pereira	33	Vice President of Engineering
Peter D. Ribbins	55	Director of Public Relations
Brent J. Santha	33	Chief Financial Officer and Company Secretary
William T. Andrews *	55	Director
J. Bruce Bugg, Jr.	49	Director
Brian E. Butler *	53	Director
Steven A. Carr *	53	Director
Carson J. Ebanks *	46	Director
Richard L. Finlay	45	Director
Clarence B. Flowers, Jr. *	48	Director
Wilmer Pergande *	63	Director
Raymond Whittaker *	49	Director

* The Board of Directors has determined that each of such persons is an “independent director” under the corporate governance rules of The Nasdaq Stock Market, Inc. (“Nasdaq”)

     Jeffrey M. Parker has been a director of our company since 1980 and the Chairman of the Board since 1982. On January 1, 2004, Mr. Parker resigned as Chief Executive Officer, a position he held since 1994 but remained employed by the Company as Executive Director responsible for investor relations and business expansion and Chairman of the Board. In addition to serving as our Chairman of the Board, Mr. Parker is a Chartered Accountant and practices at Moore Stephens in the Cayman Islands, a member of Moore Stephens International Ltd. From 1993 to 1995, Mr. Parker served as a director of The International Desalination Association representing the Caribbean & Latin America. Mr. Parker received his ACA designation as a chartered accountant in England and Wales in 1967, and his FCA designation in 1977.

     Frederick W. McTaggart has been a director of our company since 1998, President since October 2000 and Chief Executive Officer since January 1, 2004. Also on January 1, 2004, Mr. McTaggart resigned as Chief Financial Officer, a position he held since February 2001. From April 1994 to October 2000, Mr. McTaggart was the Managing Director of the Water Authority-Cayman, the government-owned water utility serving certain areas of the Cayman Islands. He received his B.S. degree in Building Construction from the Georgia Institute of Technology in 1985. Mr. McTaggart is the brother of Mr. Gregory S. McTaggart, the Vice President - Operations (Cayman Islands).

     Kenneth R. Crowley was appointed our Vice President of Overseas Operations in March 2003 and holds a Bachelor of Science degree in Mechanical Engineering from the University of Maryland. In 1989, he joined Reliable Water Co. Ltd, the predecessor of Ocean Conversion (Cayman) Limited, as Operations Engineer in the Canary Islands and the Cayman Islands. He was promoted to Operations Manager of Ocean Conversion (Cayman) Limited in 1991. In 1998, Mr. Crowley transferred to DesalCo Limited to work on the design, construction and operation of reverse osmosis water plants including high efficiency work exchanger energy recovery systems in the Cayman Islands, the Bahamas, Barbados and the British Virgin Islands with a combined capacity in excess of 9 million U.S. gallons per day.

     Gregory S. McTaggart is our Vice President-Operations (Cayman Islands). Mr. McTaggart joined our company in January 1991 as our resident engineer and has served in his current capacity since 1994. For three years before joining us, Mr. McTaggart worked for the Caribbean Utilities Company as a mechanical engineer. Mr. McTaggart obtained his B.S. degree in Mechanical Engineering from the Georgia Institute of Technology in 1986. Mr. McTaggart is the brother of Frederick W. McTaggart, the President, Chief Executive Officer and a director of our company.

     Robert B. Morrison was appointed Vice President of Purchasing & Information Technology in March 2003. Mr. Morrison holds the designation Certified Professional Purchaser and has over twenty five years experience in the purchasing and logistics field. He joined DesalCo Limited as Purchasing Manager in June of 1996 in which position he also employed his more than 20 years of information technology experience as software and systems developer, network administrator and end user support resource for PC and mainframe environments. Prior to joining DesalCo Limited, Mr. Morrison was Principal Purchasing Officer for the Ministry of Works & Engineering of the Bermuda government and Purchasing Manager for American-Standard in Toronto, Canada.

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

     Peter D. Ribbins is our Director of Public Relations. In September 2003, Mr. Ribbins resigned as Company Secretary and as a director, a position he held since 1989. Mr. Ribbins joined our company in 1983 as its General Manager, a position he held until 1989, when he was appointed Managing Director. He was appointed President and Chief Operating Officer in 1994 and resigned from that position in October 2000. Mr. Ribbins obtained his B.S. degree in Kinanthropology from the University of Ottawa, Canada in 1971.

     Brent J. Santha joined our Company as Management Accountant in January 2001 and was appointed Vice President of Finance and Assistant Company Secretary in March 2003. In December 2003, Mr. Santha resigned as Assistant Company Secretary and was appointed Company Secretary. On January 1, 2004, Mr. Santha was appointed Chief Financial Officer. Mr. Santha is a member of the Canadian Institute of Chartered Accountants having received his Chartered Accountant designation in 1997. Previously, he was employed, for six years, by Johnsen Archer Chartered Accountants leaving as Manager of Audit & Business Services.

     William T. Andrews became a director of our company upon completion of our acquisition of DesalCo Limited in February 2003. Since 2002, he has been Managing Director of DWEER Technology Ltd., which designs and manufactures patented high efficiency energy reduction pumping equipment for seawater reverse osmosis desalination. From 1991 to 2003, Dr. Andrews has been Managing Director of DesalCo Limited. He was formerly President of Reliable Water Inc., and Vice President of Polymetrics Inc., focusing on seawater reverse osmosis desalination in both cases. Dr. Andrews attended universities in England, receiving a bachelor’s degree in Physics from the University of Newcastle-upon-Tyne, and a doctorate in Atomic Physics at Oxford University, as a Rhodes Scholar. He is a registered Mechanical Engineer in California and Bermuda. Since 1976, Dr. Andrews has continuously been a member of the International Desalination Association (IDA). He has been a director of IDA since 1995, and had served as President until October 2003. He is a member of the European Desalination Society and the Caribbean Water & Wastewater Association.

     J. Bruce Bugg, Jr. has been a director of our company since 1998 and in 2003 Mr. Bugg resigned as Vice-Chairman of the Board and member of the Executive Committee, positions he has also held since 1998. Mr. Bugg is also, and has been since 1997, the Chairman of the board of directors and Chief Executive Officer of Argyle Investment Co., the general partner of Argyle Partners Ltd., the sole general partner of Argyle/Cay-Water, Ltd. From 1996 to 1997, Mr. Bugg served as Vice Chairman of First Southwest Company and Chairman of its Investment Banking Group.

     Brian E. Butler has been a director of our company since 1983. Since 1977, Mr. Butler has been the principal of Butler Property Development Group, a property development company specializing in luxury resort projects in the Cayman Islands.

     Steven A. Carr has served as a director of the Company since 1998. Since 1994, Mr. Carr has been the President of Carr & Associates, a private investment firm located in Bryan, Texas. Mr. Carr received his Bachelor of Science degree from Texas A&M University in 1973 and his Master of Arts degree from the University of Texas in 1980. Before joining Carr & Associates, Mr. Carr held executive positions and participated in the ownership and management of a number of broadcast and telecommunications ventures throughout the United States. From 1998 to 2000, Mr. Carr served as an alternate director on our board of directors and was elected as a full director in May 2000. Mr. Carr is a director of the First National Bank of Bryan and Waterfields, Ltd. He is Senior Lecturer at Texas A&M University’s Mays Business School, a councilor of the Texas A&M Research Foundation and serves on numerous other boards and councils.

     Carson K. Ebanks became the Cayman Islands government nominated director of our company in May of 2001. Mr. Ebanks was the Director of Planning for the Cayman Islands from 1991 — 1997. Since 1997, he has served the Cayman Islands Government as a Permanent Secretary currently for the Ministry of Community Services, Women’s Affairs, Youth and Sports. Mr. Ebanks is a Justice of the Peace, a Fellow of the Royal Geographic Society and a member of the American Planning Association. He holds a Bachelor of Environmental Studies (Hons. Urban and Regional Planning — Peace and Conflict Studies Minor) from the University of Waterloo and a Master of Arts — Planning in Community and Regional Planning from the University of British Columbia. He is a Director of the Water Authority — Cayman and a trustee of the National Gallery of the Cayman Islands. Mr. Ebanks has served on the Boards of the Trustees for the Cayman Islands Museum, the Cayman Islands Civil Service Co-operative Credit Union, the Housing Development Corporation and the Vice President of the Cayman Islands Olympic Committee.

     Richard L. Finlay has served as a director of our company since 1995. Mr. Finlay is an attorney and partner with the Cayman Islands law firm of Conyers, Dill and Pearman. Before joining this firm in 2003, he was a partner with Charles Adams, Ritchie and Duckworth since 1993. Prior to that, Mr. Finlay served as Director of Legal Studies of the Cayman Islands Government from 1989 to 1992. From 1983 to 1989, Mr. Finlay was a partner with the Canadian law firm of Olive, Waller, Zinkhan and Waller. Mr. Finlay has served as the Cayman Islands’ representative to the International Company and Commercial Law Review and is a former editor of the Cayman Islands Law Bulletin.

     Clarence B. Flowers, Jr. has been a director of our company since 1991. Mr. Flowers is, and has been since 1985, the principal of Orchid Development Company, a real estate developer in the Cayman

Islands. Mr. Flowers also serves as a director of C.L. Flowers & Son, which is the largest manufacturer of wall systems in the Cayman Islands, and Cayman National Bank, a retail bank.

     Wilmer Pergande has been a director of our company since 1978. Mr. Pergande is the Global Leader for Desalination and Process Equipment, GE Water Technologies/GE Osmonics. Mr. Pergande previously held the position of Vice-President of Special Projects of Osmonics, Inc. of Minnetonka, Minnesota. Before joining Osmonics, Mr. Pergande was the Chief Executive Officer of Licon International, Inc., a publicly traded manufacturer of liquid processing equipment. Previously, Mr. Pergande held several executive positions with Mechanical Equipment Company, Inc., a manufacturer of seawater conversion equipment.

     Raymond Whittaker has served as a director of our company since 1988. Mr. Whittaker was the Managing Director of TransOcean Bank & Trust, Ltd., a bank and trust company located in the Cayman Islands and a subsidiary of Johnson International, Inc., a bank holding company located in Racine, Wisconsin from 1984 to December 2000. He is now the principal of his own company and management firm.

Composition of the Board of Directors

     The board of directors is organized into three groups. Each group holds office for a three-year period and re-election of the board members is staggered so that two-thirds of the board members are not subject to re-election in any given year. The groups are organized alphabetically as follows:

Group 1	Group 2	Group 3
William T. Andrews	Carson K. Ebanks, JP	Wilmer Pergande
J. Bruce Bugg Jr.	Richard Finlay	Raymond Whittaker
Brian Butler	Clarence Flowers, Jr.
Steven A. Carr	Frederick McTaggart
Jeffrey M. Parker

     The directors of Group 3 were re-elected at our annual shareholders’ meeting in May 2003. The directors in Group 1 will be proposed for re-election in 2004, Group 2 in 2005 and then Group 3 again in 2006.

     Under our Cayman Islands license which was transferred to our wholly-owned subsidiary, Cayman Water Company Limited in July 2003, the Cayman Islands government may nominate three persons to serve on the board of directors of Cayman Water Company Limited. We must cause one of the persons nominated by the government to be elected as a director. In May 2001, Carson K. Ebanks, JP was elected as the government’s nominee but remains on the board of Consolidated Water Co. Ltd. Government has not yet nominated their director for Cayman Water Company Limited.

     Under the terms of the Share Sale Agreement between DesalCo Limited and our company under which we acquired all of the issued and outstanding stock of DesalCo Limited on February 7, 2003, we appointed William T. Andrews to our board of directors as a director in Group 1.

Committees of the Board of Directors

     The board of directors has established the following committees:

Executive Committee

     The Board of Directors has an Executive Committee, which is comprised of Messrs. Frederick McTaggart, Finlay, Flowers, Parker and Whittaker. The functions of the Executive Committee include meeting on a regular basis to review the operations of the Company, ensuring that any matters, which must be dealt with before the next Board of Directors meeting, are addressed in a timely matter.

Compensation Committee

     The Board of Directors has a Compensation Committee, which is comprised of Messrs. Finlay, Flowers, and Pergande. Pursuant to the Compensation Committee Charter, which is filed as Exhibit 99.1 to this Annual Report, the Compensation Committee is responsible for reviewing and approving the executive compensation program for the Company and its subsidiaries, assessing executive performance, making grants of salary and annual incentive compensation, and approving certain employment agreements. The Board of Directors has determined that all members of the Compensation Committee, except Mr. Finlay, are “independent directors,” as such term is defined under the corporate governance rules of Nasdaq. Mr. Finlay is not an “independent director” as defined in Nasdaq Rule 4200 because the Company paid a law firm in which he was a partner for part of 2003 in excess of $200,000 for legal services provided to the Company during 2003. Notwithstanding Mr. Finlay’s previous relationship with that law firm, the Board of Directors believes it is required in the best interest of the Company and its shareholders for Mr. Finlay to serve as a member of the Compensation Committee and the Audit Committee because of his experience as a director or the Company since 1995 and his knowledge of corporate governance matters relating to Cayman Islands’ corporations.

Audit Committee

     The Board of Directors has an Audit Committee, which is comprised of Messrs. Butler, Carr, Finlay and Whittaker.

     The Audit Committee assists the Board of Directors in monitoring the financial reporting process, the internal control structure and the independence and performance of the internal audit department and the independent public accountants. Its primary duties are to serve as an independent and objective party to monitor the Company’s financial process and internal control system, to review and appraise the audit effort of the Company’s independent accountants and to provide an open avenue of communications among the independent accountants, financial, and senior management and the Board of Directors. The Board of Directors has adopted a written charter for the Audit Committee, which is filed as Exhibit 99.2 to this Annual Report. During the year, the Board of Directors examined the composition of the Audit Committee in light of Nasdaq’s corporate governance rules and the regulations under the Securities Exchange Act of 1934 (“Exchange Act”) applicable to audit committees. Based upon this examination, the Board of Directors has determined that all members of the Audit Committee, except Mr. Finlay, are “independent directors” within the meaning of Nasdaq’s rules and the Exchange Act and the rules and regulations thereunder. The Board of Directors has also determined that Steven A. Carr qualifies as an “audit committee financial expert” under the regulations of the Exchange Act.

Nominations Committee

     The Board of Directors has a Nominations Committee, which is comprised of Messrs. Pergande, Carr and Parker. The Nominations Committee makes recommendations to the Board of Directors regarding the size and composition of the Board of Directors, establishes procedures for the nomination process, recommends candidates for election to the Board of Directors and nominates officers for election by the Board of Directors. The Board of Directors has determined that all members of the Nominations Committee, except Mr. Parker, are “independent directors”, as such term is defined under the corporate governance rules of Nasdaq. Mr. Parker is not an “independent director” under the Nasdaq’s rules because he was Chief Executive Officer of the Company from 1994 until January 1, 2004 and he received compensation for his services to the Company in excess of $60,000. See Item 11 of this Annual Report. Notwithstanding Mr. Parker’s employment relationship with the Company, the Board of Directors believes that it is required in the best interest of the Company and its shareholders for Mr. Parker to serve as a member of the Nominations Committee because of his involvement with the Company since 1980 and his knowledge if corporate governance matters relating to Cayman Islands’ corporations. The Nominations Committee Charter is filed as Exhibit 99.3 to this Annual Report.

     To recommend a prospective nominee for the Nominations Committee’s consideration, a shareholder may submit the candidates name and qualifications in writing to the Secretary of the Company, Trafalgar Place, West Bay Road, Grand Cayman, Cayman Islands, B.W.I.

Code of Ethics

     Our Code of Ethics for the Chief Executive Officer and Chief Financial Officer is filed as Exhibit 14 to this Annual Report.

ITEM 11. EXECUTIVE COMPENSATION

     The following table provides summary information concerning the annual and long-term compensation earned by the company’s chief executive officer and each of the four other most highly compensated executive officers of the company during the fiscal years ended December 31, 2003, 2002 and 2001:

Summary Compensation Table

	Annual Compensation				Long-Term Compensation
				Other Annual	Securities	All Other
	Year	Salary	Bonus	Compensation	Underlying Options (2)	Compensation
Name and Principal Position	($)	($)	($)	($)	(#)	($)
Frederick W. McTaggart (1)	2001	118,006	88,765	—	28,533	—
Director, President and Chief Executive Officer
	2002	118,006	66,066	—	26,427	—
	2003	118,006.	185,890	—	43,808	—
Gregory S. McTaggart	2001	85,932	8,759	—	20,800	—
Vice President — Operations (Cayman Islands)	2002	85,932	—	—	19,325	—
	2003	85,932	36,450	—	31,735	—
Jeffrey M. Parker (1)	2001	95,895	86,176	—	28,507	—
Chairman of the Board of Directors	2002	95,895	39,243	—	26,159	—
	2003	95,895	316,816	—	45,117	—
Peter D. Ribbins	2001	118,006	—	—	27,646	—
Director of Public Relations
	2002	118,006	—	—	25,767	—
	2003	105,922	—	—	34,957	—
Brent J. Santha	2001	77,040	10,000	—	—	—
Chief Financial Officer and Company Secretary	2002	80,899	10,000	—	—	—
	2003	90,000	—	—	10,487	—

(1) Mr. Parker and Mr. McTaggart served as the Chief Executive Officer and Chief Financial Officer, respectively, until January 2004.

(2) All options granted to Messrs. Frederick McTaggart, Gregory McTaggart, Parker, Ribbins and Santha in 2001, 2002 and 2003 have an exercise price of $10.84, $11.93 and $20.05 per share, respectively.

Stock Option Grants

     The following table provides information, with respect to the chief executive officer and the other named executive officers listed in the Summary Compensation Table, concerning stock options granted on ordinary shares in fiscal year 2003:

					Potential Realizable Value
		% of Total			at Assumed Annual Rates
		Options			Of Stock Price Appreciation
		Granted			for Option Term
		To
	Options	Employees	Exercise or		At 5% Annual	At 10% Annual
	Granted	in	Base Price	Expiration	Growth Rate	Growth Rate
Name	(#)	Fiscal Year	($/Sh)	Date	($)	($)
Frederick W. McTaggart	43,808	26%	20.05	04/07/07	141,138	282,275
Gregory S. McTaggart	31,735	19%	20.05	04/07/07	102,242	204,483
Jeffrey M. Parker	45,117	27%	20.05	04/07/07	145,355	290,710
Peter D. Ribbins	34,957	21%	20.05	04/07/07	112,622	225,244
Brent J. Santha	10,487	6%	20.05	04/07/07	33,786	67,573

Stock Option Holdings

     The following table provides information, with respect to the chief executive officer and the other named executive officers listed in the Summary Compensation Table, concerning the holding of unexercised options at the end of, fiscal year 2003:

			Number of Securities		Value of Unexercised
			Underlying Unexercised		In-The-Money
	Shares Acquired on	Value	Options at Fiscal Year End		Options at Fiscal Year End
	Exercise	Realized	Exercisable	Unexercisable	Exercisable	Unexercisable
Name	(#)	($)	(#)	(#)	($)	($)
Frederick W. McTaggart	5,607	42,389	98,768	—	477,376	—
Gregory S. McTaggart	—	—	71,860	—	348,487	—
Jeffrey M. Parker	—	—	126,707	—	823,626	—
Peter D. Ribbins	—	—	93,979	—	536,484	—
Brent J. Santha	—	—	10,487	—	—	—

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

     Under the plan, employees are issued redeemable preferred shares on an annual basis at no cost based on a formula which takes into consideration the employee’s salary and the total dividend paid to ordinary shareholders as a percentage of the total shareholder’s equity in each year. If an employee remains employed by us for at least four years, or a person or affiliated group of persons acquires 30% or more of our ordinary shares, we are obligated to exchange the redeemable preferred shares (whether or not the redeemable preferred shares have been held for four years) for the same number of ordinary shares. We are also obligated to exchange the redeemable preferred shares for an equal number of ordinary shares if an employee’s employment with us or any of our affiliates terminates by reason of the employee’s death, permanent disability or the employee reaches the age of 65 years. However, if an employee’s employment with us or any of our affiliates terminates for any other reason, we may at any time up to and including the first anniversary of such termination, redeem the employee’s redeemable preferred shares for cash equal to 75% of the average of the closing market price for our ordinary shares on each of the first seven trading days in the month of October of the year in which the redeemable preferred shares were issued to the employee.

     Under the plan, when an employee is issued redeemable preferred shares, the employee is also granted an option to purchase an equal number of redeemable preferred shares at approximately 75% of the average market price of the ordinary shares. The exercise price is determined using the average of the closing market price for our ordinary shares on each of the first seven trading days in the month of October of the year in which the redeemable preferred shares were issued to the employee. The grant date is determined as 90 days after the date of the auditor’s certificate on the financial statements for the relevant year.. This option expires, unless exercised by the employee, within thirty (30) days after the date of grant. Since we adopted the employee share incentive plan, our employees have acquired 128,183 redeemable preferred shares, of which 114,598 have been redeemed for an equal number of ordinary shares.

     Employee Share Option Plan

     In 2001, we established an employee share option plan for certain long-term employees who participate in the share incentive plan. This plan was introduced in order to compensate these employees for adjustments in the employee share incentive plan. Under the share option plan, these employees are granted in each calendar year, as long as the employee is a participant in the employee share incentive plan, options to purchase ordinary shares of common stock. The price at which the option may be exercised will be the closing market price on the grant date, which is 90 days after the date of the auditor’s certificate on the financial statements for the relevant year. The number of options each employee is granted is equal to five times the sum of (i) the number of redeemable preferred stock which that employee receives for $nil consideration and (ii) the number of redeemable preferred stock options which that employee exercises in that given year. The option may be exercised during the period commencing on the fourth anniversary of the grant date and ending on the thirtieth day after the fourth anniversary of the grant date.

     Since we adopted the employee share option plan, we have granted 22,605 options to purchase ordinary shares at an exercise price of $9.20 with an expiration date of August 4, 2005 and 13,695 options to purchase ordinary shares at an exercise price of $14.69 with an expiration date of July 30, 2006.

     Non-Executive Directors’ Share Plan

     In 1999, we implemented a share grant plan for our directors who are not executive officers or serving as the Cayman Islands’ government representative on our board. Under this plan, a director receives ordinary shares based upon the number of board and committee meetings that the director attends during the year. On January 1, 2004, director’s fees have been increased to take into account the increasing responsibilities and duties of our directors, however the share equivalent portion of these fees remains unchanged. Each board meeting is worth the share equivalent of a $1,200 fee and each committee meeting is worth the share equivalent of a $600 fee. Attendance fees are accumulated throughout the year and then divided by the prevailing market price on October 1st, or the next trading day if October 1st falls on a non-trading day, of the preceding year to determine the number of shares to be granted for the current year.

     As a result of the non-executive directors’ share plan, the directors, as a group, as of December 31, 2003, are entitled to receive 1,082 ordinary shares, based upon the prevailing market price for the ordinary shares on October 1, 2003 of $17.75.

Pension Plan

     As with every employer in the Cayman Islands, we are required by the National Pension Law to provide a pension plan for our employees in the Cayman Islands. We belong to both the Cayman Islands Chamber Pension Plan and the Ocean Conversion Staff Pension Plan in the Cayman Islands. The Chamber Pension Plan is a non-profit entity which is administered by the Bank of Butterfield and the Ocean Conversion Staff Pension Plan has as its trustee, Colonial Private Trustee Limited and is administered by the British Caymanian Insurance Company Ltd.

     Under the Cayman Islands National Pensions Law, all employees between the ages of 18 and 60 must contribute a specified minimum percentage of their earnings to a pension plan. Until recently, the exact percentage of contributions varied according to the age of each employee. Since June 1, 2002, however, all employees must contribute 5% of their earnings to a pension plan. An employee also has the option of contributing more than the prescribed minimum. Our company is required to match the contribution of the first 5% of each participating employee’s salary to a maximum of $72,000. Employees earning more than $72,000 are not required to make contributions on amounts over $72,000. All contributions by our employees are collected by us and paid into the various pension plans on a monthly basis.

     Both plans are defined benefit plans, and as such the amount that an employee receives upon retirement is directly related to the amount contributed to the plan by the employee while working. Once an employee retires (employees become eligible for retirement at age 60 in the Cayman Islands), an employee has the following options for receiving benefits:

•	Receive a cash payout if the employee’s retirement savings is less than $6,000;

•	Transfer the retirement savings to a life annuity for investment by a life insurance company and payment of a regular income stream to the employee for the remainder of the employee’s life (and the employee’s spouse’s life if the employee is married at the time of retirement); or

•	Transfer the retirement savings to a Retirement Savings Arrangement account with an approved provider or bank and receive regular income payments until the account is depleted.

Employment Agreements

     On January 1, 2004, we entered into a three-year employment agreement with Jeffrey M. Parker, our Chairman of the Board of Directors. This agreement supersedes all prior contracts and understandings between the parties save that benefits earned or accrued under prior contracts shall not be extinguished or affected. This agreement is subject to extension each year if the Board so determines and shall be extended such that the term shall be for three years from January 1st of the next following year. If we terminate Mr. Parker without cause, he is entitled to twice the annual remuneration set out in this agreement, adjusted for any annual increases received.

     Under a previous employment agreement for the year ended December 31, 2003, which was amended to adjust the exercise price of his options from the first seven trading days in the month of October of that year to December 31st of that year, Mr. Parker was granted an option to purchase 45,117 ordinary shares at an exercise price of $20.05. For the year ended December 31, 2002, Mr. Parker was granted an option to purchase 26,159 ordinary shares at an exercise price of $11.93 per share. All options granted to Mr. Parker after March 1999 expire on the third anniversary of the date of the auditor’s report on the financial statements for the year of the grant. Under the terms of his new employment agreement Mr. Parker will no longer be granted options.

     For the year ended December 31, 2003, under the terms of his previous employment agreement, Mr. Parker is entitled to receive an annual bonus for each completed financial year during which he serves in the capacities of Chairman and Chief Executive Officer. The amount of the bonus consists of the following two amounts: (a) 1.5% of our net profits for that financial year, before charging this bonus, dividends, or crediting any amounts arising from the re-valuation of our assets and (b) 15% of the amount by which our net profits for that financial year (calculated in the same manner as in (a) above) exceed the highest annual net profits earned by us in any prior financial year.

     For each completed financial year beginning with the financial year 2004, Mr. Parker will be paid a bonus calculated as (a) 1.5% of the net profits for that financial year, before charging this bonus, dividends, or crediting any amounts arising from the re-valuation of our assets to a maximum of 40% of Mr. Parkers annual remuneration and (b) 15% of the amount by which our net profits for that financial year (calculated in the same manner as in (a) above) exceed the highest annual net profits earned by us in any prior financial year. This bonus shall be paid as to 75% in cash and , subject to approval of the members of the Company at the Company’s next annual general meeting, as to 25% in ordinary shares of the Company valued at the market price at the close of trading of the same on December 31st of the relevant financial year. If such approval is not obtained the bonus shall be paid entirely in cash.

     On January 1, 2004, we entered into a three-year employment agreement with Frederick W. McTaggart, our President and Chief Executive Officer. This agreement supersedes all prior contracts and understandings between the parties save that benefits earned or accrued under prior contracts shall not be extinguished or affected. This agreement is subject to extension each year if the Board so determines and shall be extended such that the term shall be for three years from January 1st of the next following year. If we terminate Mr. Frederick McTaggart without cause, he is entitled to twice the annual remuneration set out in this agreement, adjusted for any annual increases received.

     Under a previous employment agreement for the year ended December 31, 2003, which was amended to adjust the exercise price of his options from the first seven trading days in the month of

October of that year to December 31st of that year, Mr. Frederick McTaggart was granted an option to purchase 43,808 ordinary shares at an exercise price of $20.05. For the year ended December 31, 2002, Mr. Frederick McTaggart was granted an option to purchase 26,427 ordinary shares at an exercise price of $11.93 per share. All options granted to Mr. Frederick McTaggart expire on the third anniversary of the date of the auditor’s report on the financial statements for the year of the grant. Under the terms of his new employment agreement Mr. Frederick McTaggart will no longer be granted options.

     For the year ended December 31, 2003, under the terms of his employment agreement, Mr. Frederick McTaggart is entitled to receive an annual bonus for each completed financial year during which he serves in the capacities of President and Chief Operating Officer. The bonus consists of the following two amounts: (a) 2.5% of our net profits for that financial year, before charging this bonus, dividends or crediting any amounts arising from the re-valuation of our assets and (b) 5% of the amount by which our net profits for that financial year (calculated in the same manner as in (a) above) exceed the highest annual net profits earned by us in any prior financial year.

     For each completed financial year beginning with the financial year 2004, Mr. Frederick McTaggart will be paid a bonus calculated as (a) 2% of the net profits for that financial year, before charging this bonus, dividends, or crediting any amounts arising from the re-valuation of our assets to a maximum of 50% of Mr. Frederick McTaggart’s annual remuneration and (b) 5% of the amount by which our net profits for that financial year (calculated in the same manner as in (a) above) exceed the highest annual net profits earned by us in any prior financial year. This bonus shall be paid as to 75% in cash and subject to approval of the members of the Company at the Company’s next annual general meeting, as to 25% in ordinary shares of the Company valued at the market price at the close of trading of the same on December 31st of the relevant financial year. If such approval is not obtained the bonus shall be paid entirely in cash.

     On September 30, 2003, we entered into an employment agreement with Peter D. Ribbins, our former President and Chief Operating Officer and currently Director of Public Relations. The agreement fixes the salary of Mr. Ribbins until October 31, 2005 and thereafter it will be determined by mutual consent. For the financial year 2003 only, Mr. Ribbins will be granted an option to purchase that number of ordinary shares which equals 5/6 of 1% of our net profit for the 2003 year. The exercise price of the options to be granted will be equal to the closing market price of the ordinary shares on December 31, 2003. For the year ended December 31, 2003, Mr. Ribbins was granted an option to purchase 34,957 ordinary shares at an exercise price of $20.05 per share. For the year ended December 31, 2002, Mr. Ribbins was granted an option to purchase 25,767 ordinary shares at an exercise price of $11.93 per share. All options granted to Mr. Ribbins expire on the third anniversary of the date of the auditor’s report on the financial statements for the year of grant. Mr. Ribbins’ employment agreement will be terminated if he dies, becomes bankrupt, gives the Company six months written notice or conducts himself in a manner that would justify his dismissal under the Cayman Islands Labour Law. If his employment agreement is terminated, any unvested options will automatically vest on a pro rata basis based upon the number of months remaining in the year from the date of termination. In addition, if the employment agreement is terminated, Mr. Ribbins will be allowed to purchase the medical insurance provided by us to our employees for the rest of his life.

     We entered into a three-year employment agreement with Gregory McTaggart, our Vice President of Operations. This agreement, as amended, was originally scheduled to expire on August 19, 2001, although it extends automatically each year for an additional one year term. Under the agreement, if we terminate Mr. Gregory McTaggart without cause, he is entitled to all financial benefits under the agreement for a period of one year. Under the terms of his employment agreement, Mr. Gregory McTaggart is granted an option to purchase that number of ordinary shares which equals 0.75% of our net profit for that year. The exercise price of the options to be granted to Mr. Gregory McTaggart was amended on December 5, 2003 to be equal to the closing price of the Company’s ordinary shares on the 31st of December of the relevant financial year. For the year ended December 31, 2003, Mr. Gregory McTaggart was granted an option to purchase 31,735 ordinary shares at an exercise price of $20.05 per share. For the year ended December 31, 2002, Mr. Gregory McTaggart was granted an option to purchase 19,325 ordinary shares at an exercise price of $11.93 per share. All options granted to Mr. Gregory McTaggart expire on the third anniversary of the date of the auditor’s report on the financial statements for the year of grant. As a result of the option grant described above, Mr. Gregory McTaggart was no longer eligible to participate in the employee share incentive plan for fiscal years after 1999.

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

     As a result of our recent acquisitions, we entered into employment agreements with Gerard Pereira, our new Vice President of Engineering, Kenneth Crowley, our new Vice President of Overseas Operations and Robert Morrison, our new Vice President of Purchasing and Information Technology. Each employment agreement provides that the agreements shall remain in force unless terminated by either party upon 90 days written notice (except in cases of gross negligence or misconduct). Under the terms of Mr. Pereira’s employment agreement, he is entitled to receive an annual bonus equal to 0.6% of the sum of the net profits as at the end of each fiscal year of Ocean Conversion (BVI) Ltd. and DesalCo (Barbados) Ltd. (before charging this bonus, dividends or crediting any amounts arising from the re-valuation of our assets). Under the terms of Mr. Crowley’s employment agreement, he is entitled to an annual bonus of 1.5% of the sum of net profits as at the end of each fiscal year of Waterfields Company Limited and Belize Water Limited (before charging this bonus, dividends or crediting any amounts arising from the re-valuation of our assets).

     We have also entered into a two-year employment agreement with Brent Santha, our Vice President of Finance and Assistant Secretary. During 2003, Mr. Santha was appointed Company Secretary and resigned from the position of Assistant Company Secretary and on January 1, 2004, Mr. Santha was appointed Chief Financial Officer. Mr. Santha is currently in negotiations to amend his employment agreement to incorporate his appointment of Chief Financial Officer and is still working under the existing agreement. This agreement will expire on January 1, 2005, unless extended by agreement of the parties. In addition to his salary, Mr. Santha is entitled to an annual bonus as determined at the discretion of the President of our company and an option to purchase that number of ordinary shares which equals 0.25% of our net profit for that year. The exercise price of the options to be granted to Mr. Santha shall be equal to the average of the closing market price of our ordinary shares on the last trading day of that year. For the year ended December 31, 2003, Mr. Santha was granted an option to purchase 10,487 ordinary shares at an exercise price of $20.05 per share. All options granted to Mr. Santha expire on the day before the third anniversary of the date of the auditor’s report on the financial statement for the year of the grant. Mr. Santha may terminate this employment agreement upon three months written notice prior to the anniversary of this agreement. We may terminate this employment agreement without reason if we pay Mr. Santha 25% of his annual salary at the time the termination takes place.

Compensation Committee Interlocks and Insider Participation in Compensation Decisions

     The Compensation Committee of the Board of Directors consists of Richard Finlay, Clarence Flowers, Jr., and Wilmer Pergande. No member of the Compensation Committee is, or at any time in the past has been, an officer or employee of the Company or any of its subsidiaries.

Indemnification Provision

     Pursuant to our Articles of Association, we have indemnified our directors and officers from and against all actions, proceedings, costs, charges, losses, damages and expenses incurred in connection with their service as a director or officer. Our Articles of Association do not indemnify our officers or directors for actions, proceedings, costs, charges, losses, damages and expenses incurred by these officers or directors as a result of their willful neglect or default of their obligations to us.

     The Board of Directors of the Company has approved that the Company enter into indemnification agreements with each officer and director, pursuant to which they would be indemnified from and against all actions, proceedings, costs, charges, damages and expenses incurred in connection with the execution of their duties on behalf of the Company, except for willful neglect or default in connection with the exercise of their duties. The shareholders of the Company must approve these agreements before they will be effective.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

     The table below sets forth the beneficial ownership of our ordinary shares, par value CI$1.00 per share, of which 5,746,467 are outstanding as of March 29, 2004, and our redeemable preferred shares, par value CI$1.00 per share, of which 13,585 are outstanding as of March 29, 2004 by:

•	each person or entity that we know beneficially owns more than 5% of our ordinary shares or redeemable preferred shares;

•	each of our executive officers and directors; and

•	all of our officers and directors as a group.

Title of	Identity of	Amount	Percentage
Class	Person or Group	Owned	of Class
Ordinary Shares	Jeffrey M. Parker,
	Chairman of the board,	281,708	4.9%
Ordinary Shares	Frederick W. McTaggart,
	Director, President and
	Chief Executive Officer	104,477	1.8%
Ordinary Shares	Peter D. Ribbins,
	Director Public Relations	193,579	3.4%
Ordinary Shares	Gregory S McTaggart,
	Vice President - Operations
	(Cayman Islands)	102,866	1.8%
Ordinary Shares	Kenneth R. Crowley,
	Vice President of Overseas
	Operations	—	*
Ordinary Shares	Robert B. Morrison,
	Vice President of Purchasing
	and Information Technology	100	*
Ordinary Shares	Gerard J. Pereira,
	Vice President of Engineering	—	*
Ordinary Shares	Brent J Santha,
	Chief Financial Officer and
	Company Secretary	11,687	*
Ordinary Shares	J. Bruce Bugg, Jr.,
	Director	3,656	*
Ordinary Shares	William T Andrews,
	Director	254	*
Ordinary Shares	Brian E. Butler,
	Director	21,500	*
Ordinary Shares	Steven A. Carr,
	Director	46,252	*
Ordinary Shares	Carson K. Ebanks,
	Director	—	*
Ordinary Shares	Richard L. Finlay,
	Director	10,574	*
Ordinary Shares	Clarence B. Flowers, Jr.,
	Director	5,204	*

Title of	Identity of	Amount	Percentage
Class	Person or Group	Owned	of Class
Ordinary Shares	Wilmer Pergande,
	Director	5,803	*
Ordinary Shares	Raymond Whittaker,
	Director	12,953	*
Ordinary Shares	Directors and Executive
	Officers as a Group
	(17 persons)	800,613	13.1%
Redeemable	Gregory McTaggart
Preferred Shares	Vice President Operations	297	2.1%
Redeemable	Directors and Executive
Preferred Shares	Officers as a group (1
	person)	297	2.1%
Redeemable	Abel Castillo
Preferred Shares	Operations Manager	2,388	17.6%
Redeemable	Margaret Julier,
Preferred Shares	Office Manager	2,274	16.7%
Redeemable	William Banker
Preferred Shares	Operations Manager	2,570	18.9%
Redeemable	Chet Ritch
Preferred Shares	Operations	887	6.5%
Redeemable	Helbert Rodriquez
Preferred Shares	Operations	868	6.4%
Redeemable	Ivan Tabora
Preferred Shares	Operations	731	5.4%
Redeemable	Elizabeth Triana
Preferred Shares	Customer Service	744	5.5%

     An asterisk (*) in the above table indicates less than one percent

     The address for Jeffrey Parker, Frederick McTaggart, Peter Ribbins, Gregory McTaggart, Kenneth Crowley, Robert Morrison, Gerard Pereira, Brent Santha Abel Castillo, Margaret Julier, William Banker, Chet Ritch, Helbert Rodriquez, Ivan Tabora and Elizabeth Triana is as follows: c/o Consolidated Water Co. Ltd., Trafalgar Place, West Bay Road, P.O. Box 1114GT, Grand Cayman, B.W.I. The address for each of J. Bruce Bugg Jr. and Argyle/Cay-Water, Ltd. is c/o Argyle Investment Corp., 1500 Nations Bank Plaza, 300 Convent Street, San Antonio, Texas 78205. The address for William Andrews is “De Salt House”, 7 Salt Kettle Lane, Paget PG 01, Bermuda. The address for Brian Butler is P.O. Box 2581GT, Grand Cayman, B.W.I. The address for Steven A. Carr c/o Carr & Associates, 4103 South Texas Avenue, Suite 209, Bryan, Texas 77802. The address for Caron Ebanks is Government Administration Building, Georgetown, Grand Cayman, B.W.I. The address for Richard Finlay is P.O. Box 31442 SMB, Grand Cayman, B.W.I. The address for Clarence Flowers, Jr. is P.O. Box 2581GT, Grand Cayman, B.W.I. The address for Wilmer Pergande is 3724 Bengal Road, Gulf Breeze, Florida 32561. The address for Raymond Whittaker is P.O. Box 1982GT, Grand Cayman, B.W.I.

     Unless otherwise indicated, to our knowledge, the persons named in the table above have sole voting and investment power with respect to the shares listed. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares issuable under stock options exercisable within 60 days after March 18, 2004 are deemed outstanding for that person but are not deemed outstanding for computing the percentage of ownership of any other person. Of the 281,708 ordinary shares owned by Mr. Parker, 5,100 have shared investment power and 99,783 are ordinary shares underlying options granted to Mr. Parker, which may be exercised within 60 days after March 18, 2004. Of the 104,477 ordinary shares owned by Mr. Frederick McTaggart, 98,768 are ordinary shares underlying options granted to Mr. Frederick McTaggart, which may be exercised within 60 days after March 18,

2004. Of the 193,579 ordinary shares owned by Mr. Ribbins, 88,370 are ordinary shares underlying options granted to Mr. Ribbins, which may be exercised within 60 days after March 18, 2004. Of the 102,866 ordinary shares owned by Mr. Gregory McTaggart, 71,860 are ordinary shares underlying options granted to Mr. Gregory McTaggart, which may be exercised within 60 days after March 18, 2004 and 297 are redeemable preferred shares, which may be exercised or converted within 60 days after March 18, 2004. Of the 11,687 ordinary shares owned by Mr. Santha, 1,200 have shared investment power and 10,487 are ordinary shares underlying options granted to Mr. Santha, which may be exercised within 60 days after March 18, 2004. Of the 21,500 ordinary shares owned by Mr. Butler, 3,500 have shared investment power.

Equity Compensation Plan Information

     The following table sets forth certain information as of December 31, 2003, with respect to compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance under:

•	all compensation plans previously approved by our security holders; and

•	all compensation plans not previously approved by our security holders.

			Number of securities
			remaining available for
			future issuance under
	Number of securities to	Weighted-average	equity compensation
	be issued upon exercise	exercise price of	plans (excluding
	of outstanding options,	outstanding options,	securities reflected in
	warrants and rights	warrants and rights	column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders	428,373	$14.13	*
Equity compensation plans not approved by security holders	51,045 **	$12.47	*

Total	479,418	$13.96	*

* Our equity compensation plans do not have any limits on the amount of shares reserved for issuance under the plans.

** Of these 51,045 shares, 51,045 are issuable pursuant to our employee stock option plan. See Note 22 to the Notes to Consolidated Financial Statements.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     For a discussion of the employment agreements we have with our executive officers, see Part III, Item 11 of this Annual Report.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

     The following table shows the fees that the Company paid or accrued for the audit and other services provided by KPMG and PricewaterhouseCoopers for the fiscal years ended December 31, 2003 and 2002.

Services	Dollar Amount (2003)	Dollar Amount (2002)
Audit Fees	$122,859	$134,652
Audit-Related Fees	$121,859	$273,956
Tax Fees	$—	$—
All Other Fees	$288,372	$7,420

Total	$533,091	$416,028

     The dollar amounts relating to KPMG for each of the fiscal years ended December 31, 2003 and 2002 are $244,718 and $329,333, respectively. The dollar amounts relating to PricewaterhouseCoopers for each of the fiscal years ended December 31, 2003 and 2002 are $nil and $86,695, respectively.

     Audit Fees: This category includes the fees for the examination of the Company’s consolidated financial statements, review of the Company’s Annual Report on Form 10-K and the quarterly review of the interim financial statements included in the Company’s Quarterly Reports on Form 10-Q.

     Audit-Related Fees: This category consists of services that are closely related to the financial audit process and primarily consists of review of reports filed and to be filed with the U.S. Securities and Exchange Commission and accounting advice relating thereto.

     Tax Fees: This category relates to professional services for tax compliance, tax advice, and tax planning. No such services were provided to the Company during the years ended December 31, 2003 and 2002.

     All Other Fees: During the year ended December 31, 2003, KPMG and PricewaterhouseCoopers provided non-audit services related to our recent acquisitions and subsequent share offering. During the fiscal years ended December 31, 2002, KPMG and PricewaterhouseCoopers provided non-audit services related to assistance with the implementation of FASB Statement No. 123, a United States standard for accounting for stock compensation expense and it also includes fees from PricewaterhouseCoopers for successor auditor inquires made by KPMG.

     All audit and non-audit services performed by KPMG and PricewaterhouseCoopers were approved by the Audit Committee. The Audit Committee gives due consideration to the potential effect of non-audit services on maintaining KPMG’s audit independence.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND REPORTS ON FROM 8-K

(a)	1.	Financial Statements

		The Consolidated Water Co. Ltd. financial statements found in ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA for the year ended December 31, 2003 are incorporated herein by reference.

		Pursuant to Rule 3-09 of Regulation S-X, when either the first or third condition set forth in Rule 1-02(w), substituting 20 percent for 10 percent, is met by a 50 percent-or-less-owned person accounted for by the equity method separate financial statements shall be filed. The Ocean Conversion (BVI) Ltd. financial statements found in ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA for the year ended December 31, 2003 are incorporated herein by reference.

	2.	Financial Statement Schedules

		None

	3.	Exhibits

Exhibit
Number	Exhibit Description
2.1	Share Sale Agreement dated October 4, 2002, among Consolidated Water Co. Ltd. and William T. Andrews and Margaret D. Andrews (incorporated herein by reference to the exhibit filed as a part of our Form 8-K dated February 13, 2003, Commission File No. 0-25248)

2.2	Agreement to Amend Share Sale Agreement dated November 29, 2002 between the Company and William T. Andrews and Margaret D. Andrews (incorporated herein by reference to the exhibit filed as a part of our Form 8-K dated February 13, 2003, Commission File No. 0-25248)

2.3	Agreement to Amend Share Sale Agreement dated December 30, 2002 between the Company and William T. Andrews and Margaret D. Andrews (incorporated herein by reference to the exhibit filed as a part of our Form 8-K dated February 13, 2003, Commission File No. 0-25248)

2.4	Agreement to Amend Share Sale Agreement dated January 31, 2003 between the Company and William T. Andrews and Margaret D. Andrews (incorporated herein by reference to the exhibit filed as a part of our Form 8-K dated February 13, 2003, Commission File No. 0-25248)

2.5	Share Sale Agreement dated October 4, 2002, among Consolidated Water Co. Ltd., North American Mortgage & Finance Corporation and Transcontinental

Exhibit
Number	Exhibit Description
Finance Corporation Ltd. (incorporated herein by reference to the exhibit filed as a part of our Form 8-K dated February 13, 2003, Commission File No. 0-25248)

2.6	Agreement to Amend Share Sale Agreement dated November 29, 2002 among the Company North-American Mortgage & Finance Corporation and Transcontinental Finance Corporation Limited (incorporated herein by reference to the exhibit filed as a part of our Form 8-K dated February 13, 2003, Commission File No. 0-25248)

2.7	Agreement to Amend Share Sale Agreement dated December 30, 2002 among the Company North-American Mortgage & Finance Corporation and Transcontinental Finance Corporation Limited (incorporated herein by reference to the exhibit filed as a part of our Form 8-K dated February 13, 2003, Commission File No. 0-25248)

2.8	Agreement to Amend Share Sale Agreement dated January 31, 2003 among the Company North-American Mortgage & Finance Corporation and Transcontinental Finance Corporation Limited (incorporated herein by reference to the exhibit filed as a part of our Form 8-K dated February 13, 2003, Commission File No. 0-25248)

2.9	Agreement dated October 8, 2002 between Consolidated Water Co. Ltd. and Sage Water Holdings (BVI) Limited (incorporated herein by reference to the exhibit filed as a part of our Form 8-K dated February 13, 2003, Commission File No. 0-25248)

2.10	Amending Agreement dated November 15, 2002 between the Company and Sage Water Holdings (BVI) Limited (incorporated herein by reference to the exhibit filed as a part of our Form 8-K dated February 13, 2003, Commission File No. 0-25248)

2.11	Amending Agreement dated December 18, 2002 between the Company and Sage Water Holdings (BVI) Limited (incorporated herein by reference to the exhibit filed as a part of our Form 8-K dated February 13, 2003, Commission File No. 0-25248)

2.12	Amending Agreement dated January 28, 2003 between the Company and Sage Water Holdings (BVI) Limited (incorporated herein by reference to the exhibit filed as a part of our Form 8-K dated February 13, 2003, Commission File No. 0-25248)

2.13	Share Sale Agreement dated December 16, 2002 between Consolidated Water Co. Ltd. and Bacardi & Co. Ltd. (incorporated herein by reference to the exhibit filed as a part of our Form 8-K dated February 13, 2003, Commission File No. 0-25248)

2.14	Registration Rights Agreement dated February 7, 2003 between Consolidated Water Co. Ltd. and North American Mortgage & Finance Corporation (incorporated herein by reference to the exhibit filed as a part of our Form 8-K dated February 13, 2003, Commission File No. 0-25248)

Exhibit
Number	Exhibit Description
4.1	Amended and Restated Memorandum of Association of Consolidated Water Co. Ltd., dated December 4, 1998 (incorporated by reference to the exhibit filed as part of our Form 20-F for the fiscal year ended December 31, 1998, Commission File No. 0-25248)

4.2	Amended and Restated Articles of Association of Consolidated Water Co. Ltd., dated December 4, 1998 (incorporated by reference to the exhibit filed as part of our Form 20-F for the fiscal year ended December 31, 1998, Commission File No. 0-25248).

10.1	License Agreement, dated July 11, 1990, between Cayman Water Company Limited and the Government of the Cayman Islands (incorporated herein by reference to the exhibit filed as a part of our Form 20-F dated December 7, 1994, Commission File No. 0-25248).

10.2	First Amendment to License Agreement, dated September 18, 1990, between Cayman Water Company Limited and the Government of the Cayman Islands. (incorporated herein by reference to the exhibit filed as a part of our Form 20-F dated December 7, 1994, Commission File No. 0-25248).

10.3	Second Amendment to License Agreement, dated February 14, 1991 between Cayman Water Company Limited and the Government of the Cayman Islands. (incorporated herein by reference to the exhibit filed as a part of our Form 20-F dated December 7, 1994, Commission File No. 0-25248).

10.4	An Amendment to a License to Produce Potable Water, dated August 15, 2001, between Consolidated Water Co. Ltd. by the Government of the Cayman Islands (incorporated herein by reference to the exhibit filed as a part of our Form 10-K for the fiscal year ended December 31, 2001, Commission File No. 0-25248)

10.5	Fourth Amendment to a License to Produce Potable Water, dated February 1, 2003 between Consolidated Water Co. Ltd. by the Government of the Cayman Islands (incorporated herein by reference to the exhibit filed as a part of our Form 10-K for the fiscal year ended December 31, 2002, Commission File No. 0-25248)

10.6	Agreement, dated December 19, 2002, between Consolidated Water Co. Ltd. (formerly Cayman Water Company Limited) and Safe Haven Ltd. (incorporated herein by reference to the exhibit filed as a part of our Form 10-K for the fiscal year ended December 31, 2002, Commission File No. 0-25248)

10.9	Water Supply Agreement, dated December 18, 2000, between Consolidated Water Co. Ltd. and South Bimini International Ltd. (incorporated herein by reference to the exhibit filed as a part of our Form 10-K dated March 30, 2001, Commission File No. 0-25248)

10.10	Employment Agreement, dated August 30, 2000, between Consolidated Water Co. Ltd. and Peter D. Ribbins (incorporated herein by reference to the exhibit filed as a part of our Form 10-K dated March 30, 2001, Commission File No. 0-25248)

Exhibit
Number	Exhibit Description
10.11	Employment contract dated September 30, 2003 between Peter Ribbins and Consolidated Water Co. Ltd.

10.12	Amendment of employment contract dated December 5, 2003 between Peter Ribbins and Consolidated Water Co. Ltd.

10.13	Engagement Agreement, dated December 30, 1998 between Consolidated Water Co. Ltd. and Jeffrey Parker (incorporated herein by reference to the exhibit filed as part of our Registration Statement on Form F-2 dated May 17, 2000, Commission File No. 333-35356)

10.14	Amendment of Engagement Agreement, dated October 26, 1999, between Consolidated Water Co. Ltd. and Jeffrey Parker (incorporated herein by reference to the exhibit filed as part of our Registration Statement on Form F-2 dated May 17, 2000, Commission File No. 333-35356)

10.15	Second Amendment of Engagement Agreement, dated March 21, 2000, between Consolidated Water Co. Ltd. and Jeffrey Parker (incorporated herein by reference to the exhibit filed as part of our Registration Statement on Form F-2 dated May 17, 2000, Commission File No. 333-35356)

10.16	Employment contract dated December 5, 2003 between Jeffrey Parker and Consolidated Water Co. Ltd.

10.17	Employment Contract, dated July 12, 2000, between Consolidated Water Co. Ltd. and Frederick W. McTaggart (incorporated herein by reference to the exhibit filed as a part of our Form 10-K dated March 30, 2001, Commission File No. 0-25248)

10.18	Employment contract dated December 5, 2003 between Frederick McTaggart and Consolidated Water Co. Ltd.

10.19	Employment Contract, dated August 19, 1998, between Cayman Water Company Limited and Gregory Scott McTaggart (incorporated herein by reference to the exhibit filed as part of our Registration Statement on Form F-2 dated May 17, 2000, Commission File No. 333-35356)

10.20	First Amendment to Employment Contract, dated April 17, 2000, between Consolidated Water Co. Ltd. and Gregory Scott McTaggart (incorporated herein by reference to the exhibit filed as part of our Registration Statement on Form F-2 dated May 17, 2000, Commission File No. 333-35356)

10.21	Second amendment of employment contract dated December 5, 2003 between Gregory McTaggart and Consolidated Water Co. Ltd.

10.22	Specimen Service Agreement, between Cayman Water Company Limited and consumers (incorporated herein by reference to the exhibit filed as part of our Registration Statement on Form F-1 dated March 26, 1996)

10.23	Summary Share Grant Plan for Directors (incorporated herein by reference to the exhibit filed as part of our Registration Statement on Form F-2 dated May 17, 2000, Commission File No. 333-35356)

Exhibit
Number	Exhibit Description
10.24	Employee Share Option Plan (incorporated herein by reference to the exhibit filed as a part of our Form 10-K for the fiscal year ended December 31, 2001, Commission File No. 0-25248)

10.25	Option Deed, dated August 6, 1997, between Cayman Water Company Limited and American Stock Transfer & Trust Company (incorporated herein by reference to the exhibit filed on our Form 6-K, dated August 7, 1997, Commission File No. 0-25248)

10.26	Purchase and Sale Agreement, dated December 10, 2001, between Consolidated Water Co. Ltd., Cayman Hotel and Golf Inc., Ellesmere Britannia Limited and Hyatt Britannia Corporation Ltd. (incorporated herein by reference to the exhibit filed as a part of our Form 10-K for the fiscal year ended December 31, 2001, Commission File No. 0-25248)

10.27	Agreement, dated February 1, 2002, between Consolidated Water Co. Ltd. and Cayman Hotel and Golf Inc. (incorporated herein by reference to the exhibit filed as a part of our Form 10-K for the fiscal year ended December 31, 2001, Commission File No. 0-25248)

10.28	Consulting Agreement, dated November 17, 1998, between Cayman Water Company Limited and R.J. Falkner & Company, Inc. (incorporated herein by reference to the exhibit filed as part of our Registration Statement on Form F-2 dated May 17, 2000, Commission File No. 333-35356)

10.29	Agreement, dated July 24, 1995, between Cayman Water Company Limited and Galleon Beach Resort Limited (incorporated herein by reference to the exhibit filed as part of our Registration Statement on Form F-2 dated May 17, 2000, Commission File No. 333-35356)

10.30	Agreement, dated February 9, 1994, between Cayman Water Company Limited and Widar Ltd. (incorporated herein by reference to the exhibit filed as part of our Registration Statement on Form F-2 dated May 17, 2000, Commission File No. 333-35356)

10.31	Lease of Part, dated October 13, 2000, between Consolidated Water Co. Ltd. and Colmar Ltd. (incorporated herein by reference to the exhibit filed as a part of our Form 10-K dated March 30, 2001, Commission File No. 0-25248)

10.32	Lease of Part, dated March 1, 2003, between Consolidated Water Co. Ltd. and Colmar Ltd.

10.33	Lease of Part, dated July 1, 2003, between Consolidated Water Co. Ltd. and Colmar Ltd.

10.34	Lease, dated December 10, 2001, between Cayman Hotel and Golf Inc. and Consolidated Water Co. Ltd. (incorporated herein by reference to the exhibit filed as a part of our Form 10-K for the fiscal year ended December 31, 2001, Commission File No. 0-25248)

Exhibit
Number	Exhibit Description
10.35	Lease, dated April 27, 1993, signed July 18, 2001 between Government of Belize and Belize Water Limited (incorporated herein by reference to the exhibit filed as a part of our Form 10-K for the fiscal year ended December 31, 2001, Commission File No. 0-25248)

10.36	Amended lease, dated April 27, 1993, signed January 2, 2004 between Government of Belize and Belize Water Limited

10.37	Loan Agreement dated February 7, 2003 between Consolidated Water Co. Ltd. and Scotiabank (Cayman Islands) Ltd. (incorporated herein by reference to the exhibit filed as a part of our Form 8-K dated February 13, 2003, Commission File No. 0-25248)

10.38	Employment Contract dated February 10, 2003 between Gerard Pereira and Consolidated Water Co. Ltd. (incorporated herein by reference to the exhibit filed as a part of our Form 10-K for the fiscal year ended December 31, 2002, Commission File No. 0-25248)

10.39	Employment Contract dated February 21, 2003 between Kenneth Crowley and Consolidated Water Co. Ltd. (incorporated herein by reference to the exhibit filed as a part of our Form 10-K for the fiscal year ended December 31, 2002, Commission File No. 0-25248)

10.40	Employment Contract dated March 7, 2003 between Robert Morrison and Consolidated Water Co. Ltd. (incorporated herein by reference to the exhibit filed as a part of our Form 10-K for the fiscal year ended December 31, 2002, Commission File No. 0-25248)

10.41	Employment Contract dated December 31, 2002 between Brent Joseph Santha and Consolidated Water Co. Ltd. (incorporated herein by reference to the exhibit filed as a part of our Form 10-K for the fiscal year ended December 31, 2002, Commission File No. 0-25248)

10.42	Distributorship Agreement dated September 24, 2002 between DWEER Technology Ltd. and DesalCo Limited (incorporated herein by reference to the exhibit filed as a part of our Form 10-K for the fiscal year ended December 31, 2002, Commission File No. 0-25248)

10.43	Amendment to the Distributorship Agreement dated September 24, 2002 between DWEER Technologies Ltd. and DesalCo Limited

10.44	Distributorship Agreement dated February 26, 2004 between Calder AG and DesalCo Limited

10.45	Employee share option notice letter dated May 26, 2003 between Abel Castillo and Consolidated Water Co. Ltd.

10.46	Employee share option notice letter dated May 26, 2003 between Billy Banker and Consolidated Water Co. Ltd.

10.47	Employee share option notice letter dated May 26, 2003 between Chet Ritch Consolidated Water Co. Ltd.

Exhibit
Number	Exhibit Description
10.48	Employee share option notice letter dated May 26, 2003 between David Hooker and Consolidated Water Co. Ltd.

10.49	Employee share option notice letter dated May 26, 2003 between Elizabeth Triana and Consolidated Water Co. Ltd.

10.50	Employee share option notice letter dated May 26, 2003 between Helverth Rodriguez and Consolidated Water Co. Ltd.

10.51	Employee share option notice letter dated May 26, 2003 between Ivan Tabora and Consolidated Water Co. Ltd.

10.52	Employee share option notice letter dated May 26, 2003 between Luis Wood and Consolidated Water Co. Ltd.

10.53	Employee share option notice letter dated May 26, 2003 between Maggie Julier and Consolidated Water Co. Ltd.

14	Code of Business Conduct and Ethics

21	Subsidiaries of the Registrant

23.1	Consent of KPMG (Cayman Islands) Chartered Accountants

23.2	Consent of KPMG (British Virgin Islands) Chartered Accountants

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Compensation Committee Charter

99.2	Audit Committee Charter

99.3	Nominations Committee Charter

(b) Reports on Form 8-K

A report on Form 8-K was filed with the Securities and Exchange Commission on November 17, 2003 under Items 5 and 12.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONSOLIDATED WATER CO. LTD.

By: /s/ Jeffrey M. Parker

Jeffrey M. Parker
Chairman of the board of directors

Dated: April 14, 2004

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signature	Title	Date
By:	/s/ Jeffrey M. Parker

	Jeffrey M. Parker	Chairman of the board of directors	April 14, 2004

By:	/s/ Frederick W. McTaggart

	Frederick W. McTaggart	Director, Chief Executive Officer and President (Principal Executive Officer)	April 14, 2004

By:	/s/ Brent J. Santha

	Brent J. Santha	Chief Financial Officer (Principal Financial and Accounting Officer)	April 14, 2004

By:	/s/ Peter D. Ribbins

	Peter D. Ribbins	Director of Public Relations	April 14, 2004

By:	/s/ J. Bruce Bugg, Jr.

	J. Bruce Bugg, Jr.	Director	April 14, 2004

By:	/s/ William T. Andrews

	William T. Andrews	Director	April 14, 2004

	Signature	Title	Date
By:	/s/ Brian E. Butler

	Brian E. Butler	Director	April 14, 2004

By:	/s/ Steven A. Carr

	Steven A. Carr	Director	April 14, 2004

By:	/s/ Richard L. Finlay

	Richard L. Finlay	Director	April 14, 2004

By:	/s/ Clarence B. Flowers, Jr.

	Clarence B. Flowers, Jr.	Director	April 14, 2004

By:	/s/ Wilmer Pergande

	Wilmer Pergande	Director	April 14, 2004

By:	/s/ Raymond Whittaker

	Raymond Whittaker	Director	April 14, 2004

By:	/s/ Carson K. Ebanks

	Carson K. Ebanks	Director	April 14, 2004

CONSOLIDATED WATER CO. LTD.

INDEX TO EXHIBITS FILED WITH 10-K

10.11	Employment contract dated September 30, 2003 between Peter Ribbins and Consolidated Water Co. Ltd.

10.12	Amendment of employment contract dated December 5, 2003 between Peter Ribbins and Consolidated Water Co. Ltd.

10.16	Employment contract dated December 5, 2003 between Jeffrey Parker and Consolidated Water Co. Ltd.

10.18	Employment contract dated December 5, 2003 between Frederick McTaggart and Consolidated Water Co. Ltd.

10.21	Second amendment of employment contract dated December 5, 2003 between Gregory McTaggart and Consolidated Water Co. Ltd.

10.32	Lease of Part, dated March 1, 2003, between Consolidated Water Co. Ltd. and Colmar Ltd.

10.33	Lease of Part, dated July 1, 2003, between Consolidated Water Co. Ltd. and Colmar Ltd

10.36	Amended lease, dated April 27, 1993, signed January 2, 2004 between Government of Belize and Belize Water Limited

10.43	Amendment to the Distributorship Agreement dated September 24, 2002 between DWEER Technologies Ltd. and DesalCo Limited

10.44	Distributorship Agreement dated February 26, 2004 between Calder AG and DesalCo Limited

10.45	Employee share option notice letter dated May 26, 2003 between Abel Castillo and Consolidated Water Co. Ltd.

10.46	Employee share option notice letter dated May 26, 2003 between Billy Banker and Consolidated Water Co. Ltd.

10.47	Employee share option notice letter dated May 26, 2003 between Chet Ritch Consolidated Water Co. Ltd.

10.48	Employee share option notice letter dated May 26, 2003 between David Hooker and Consolidated Water Co. Ltd.

10.49	Employee share option notice letter dated May 26, 2003 between Elizabeth Triana and Consolidated Water Co. Ltd.

10.50	Employee share option notice letter dated May 26, 2003 between Helverth Rodriguez and Consolidated Water Co. Ltd.

10.51	Employee share option notice letter dated May 26, 2003 between Ivan Tabora and Consolidated Water Co. Ltd.

10.52	Employee share option notice letter dated May 26, 2003 between Luis Wood and Consolidated Water Co. Ltd.

10.53	Employee share option notice letter dated May 26, 2003 between Maggie Julier and Consolidated Water Co. Ltd.

14	Code of Business Conduct and Ethics

21	Subsidiaries of the Registrant.

23.1	Consent of KPMG (Cayman Islands) Chartered Accountants.

23.2	Consent of KPMG (British Virgin Islands) Chartered Accountants

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Compensation Committee Charter

99.2	Audit Committee Charter

99.3	Nominations Committee Charter