Form 10-Q
period 2004-03-31
CONSOLIDATED WATER CO LTD
filed 2004-05-14
CIK 928340

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

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

Yes [   ] No [X]

As at April 30, 2004, there were 5,746,467 of the registrant’s ordinary shares of common stock, with CI$ 1.00 par value, outstanding.

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

Forward-Looking Statements

This Form 10-Q for Consolidated Water Co. Ltd. (the “Company”) includes statements that may constitute “forward-looking” statements, usually containing the words “believe,” “estimate,” “project,” “intend,” “expect” or similar expressions. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements inherently involve risks and uncertainties that could cause actual results to differ materially from the forward-looking statements. Factors that would cause or contribute to such differences include, but are not limited to, the ability to successfully integrate the recently acquired companies into our business, continued acceptance of the Company’s products and services in the marketplace, changes in its relationship with the governments of the jurisdictions in which it operates, the ability to successfully secure contracts for water projects in other countries, the ability to develop and operate such projects profitably, and other risks detailed in the Company’s other periodic report filings with the Securities and Exchange Commission. By making these forward-looking statements, the Company undertakes no obligation to update these statements for revisions or changes after the date of this Form 10-Q.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CONSOLIDATED WATER CO. LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Expressed in United States Dollars)

	March 31,	December 31,
	2004	2003
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	8,964,969	8,236,924
Accounts receivable	4,441,501	3,859,496
Inventory	1,665,550	1,546,185
Prepaid expenses and other assets	586,379	596,386
Current portion of loans receivable	1,098,732	1,098,732

Total current assets	16,757,131	15,337,723
Loans receivable	2,921,890	3,194,346
Property, plant and equipment, net	29,421,011	29,662,297
Other assets	483,538	505,793
Investments in affiliates	10,079,058	10,034,260
Intangible assets	6,095,438	6,431,955
Goodwill	3,568,374	3,395,752

Total assets	$69,326,440	$68,562,126

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Dividends payable	745,989	686,118
Accounts payable and other liabilities	1,930,567	2,072,245
Current portion of long term debt	3,683,144	3,763,144

Total current liabilities	6,359,700	6,521,507
Long term debt	15,822,780	16,633,437
Security deposits and other liabilities	352,495	352,495
Minority interest in Waterfields Company Limited	826,197	806,160

Total liabilities	23,361,172	24,313,599

Stockholders’ equity
Redeemable preferred stock, $1.20 par value. Authorized 100,000 shares; issued and outstanding 13,585 shares as at March 31, 2004 and 13,585 shares at as December 31, 2003	16,302	16,302
Class A common stock, $1.20 par value. Authorized 9,840,000 shares; issued and outstanding 5,746,467 shares as at March 31, 2004 and 5,687,010 shares at as December 31, 2003	6,895,760	6,824,412
Class B common stock, $1.20 par value. Authorized 60,000 shares; issued and outstanding nil shares as at March 31, 2004 and nil shares as at December 31, 2003	—	—
Stock and options earned but not issued	45,634	21,494
Additional paid-in capital	27,133,076	26,773,342
Retained earnings	11,874,496	10,612,977

Total stockholders’ equity	45,965,268	44,248,527

Total liabilities and stockholders’ equity	$69,326,440	$68,562,126

The accompanying information and notes are an
integral part of these condensed consolidated financial statements.

CONSOLIDATED WATER CO. LTD.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Expressed in United States Dollars)

	Three Months	Three Months
	Ended March 31,	Ended March 31,
	2004	2003
Retail water sales	3,575,076	2,818,953
Bulk water sales	2,508,179	1,005,140
Service revenue	254,442	194,632

Total revenue	6,337,697	4,018,725

Retail cost of sales	(1,370,282)	(1,219,878)
Bulk cost of sales	(1,916,058)	(896,018)
Service cost of sales	(144,134)	(117,692)

Total cost of sales	(3,430,474)	(2,233,588)
Gross profit	2,907,223	1,785,137
General and administrative expenses	(1,080,159)	(767,086)

Income from operations	1,827,064	1,018,051

Other income (expenses):
Interest income	17,783	5,522
Interest expense	(162,295)	(293,383)
Other income	83,708	101,372
Equity in earnings of affiliates	199,595	192,429

	138,791	5,940

Net income before income taxes and minority interest	1,965,855	1,023,991
Income taxes	(13,006)	(5,993)
Minority interest	(28,927)	—

Net Income	$1,923,922	$1,017,998

Basic earnings per share	$0.34	$0.25

Diluted earnings per share	$0.33	$0.24

Dividends declared per share	$0.115	$0.105

Weighted average number of common stock used in the determination of:
Basic earnings per share	5,699,609	4,121,698

Diluted earnings per share	5,828,890	4,251,195

The accompanying information and notes are an
integral part of these condensed consolidated financial statements.

CONSOLIDATED WATER CO. LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(Expressed in United States Dollars)

	Three Months	Three Months
	Ended March 31,	Ended March 31,
	2004	2003
Net cash flows provided by operating activities	1,684,292	1,166,841

Cash flows provided by (used in) investing activities
Purchase of property, plant and equipment	(384,908)	(241,663)
Business combinations, net of cash acquired	—	(11,885,839)
Investment in affiliate	—	(12,069,998)
Receipt of income from affiliate	227,250	—
Collections from loans receivable	272,456	178,759

Net cash provided by (used in) investing activities	114,798	(24,018,741)

Cash flows provided by (used in) financing activities
Proceeds from credit facilities	—	28,056,126
Deferred expenditures	—	(412,545)
Dividends paid	(602,532)	(486,111)
Proceeds from issuance of common stock	422,145	537,600
Principal payments of long term debt	(890,658)	(1,687,500)

Net cash (used in) provided by financing activities	(1,071,045)	26,007,570

Net increase in cash and cash equivalents	728,045	3,155,670
Cash and cash equivalents at beginning of period	8,236,924	568,304

Cash and cash equivalents at end of period	$8,964,969	$3,723,974

Interest paid in cash	$132,209	$230,321
Interest received in cash	$17,783	$5,522

The accompanying information and notes are an
integral part of these condensed consolidated financial statements.

CONSOLIDATED WATER CO. LTD.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Presentation of Financial Information

The accompanying unaudited Condensed Consolidated Financial Statements were prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. All adjustments that are, in the opinion of management, of a normal recurring nature and are necessary for a fair presentation of the interim financial statements have been included. The results of operations for the period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

The accompanying consolidated financial statements of the Company should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10–K for the year ended December 31, 2003.

Certain of the prior period’s figures have been reclassified to conform to the current period’s presentation. The Company has reallocated various expenses in cost of sales and general and administrative expenses, as management has determined it more appropriate to reflect these amounts in its current allocations. There is no impact to net income of the Company.

2 Principles of Consolidation

The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of the Company’s wholly-owned subsidiaries Cayman Water Company Limited, Belize Water Limited, Ocean Conversion (Cayman) Limited, DesalCo Limited, DesalCo (Barbados) Limited, and its majority owned subsidiary Waterfields Company Limited. All intercompany balances and transactions have been eliminated in consolidation.

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

CONSOLIDATED WATER CO. LTD.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3. Stock Based Compensation (continued)

The following table presents the effect on net income and earnings per share if the Company had applied a fair value recognition method:

	Three Months	Three Months
	Ended March 31,	Ended March 31,
	2004	2003
Net income, as reported	$1,923,922	$1,017,998
Add: Stock-based compensation expense included in reported net income	33,078	27,870
Deduct: Total stock-based compensation expense determined under fair value based method for all awards	(45,559)	(9,369)

Pro forma net income	$1,911,441	$1,036,499

Earnings per share
Basic – as reported	$0.34	$0.25

Basic – pro forma	$0.34	$0.25

Diluted – as reported	$0.33	$0.24

Diluted – pro forma	$0.33	$0.24

4. Segment Information

Under the Statements of Financial Accounting Standards 131, “Disclosure about Segments of an Enterprise and Related Information”, management considers; (i) the operations to supply water to retail customers, (ii) the operations to supply water to bulk customers, and (iii) the provision of engineering and management services as separate business segments.

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

CONSOLIDATED WATER CO. LTD.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

4. Segment Information (continued)

	As at March 31 and for the three months then ended
	Retail		Bulk		Services
	2004	2003	2004	2003	2004	2003
Revenue	3,575,076	2,818,953	3,123,886	1,491,926	254,442	194,632
Cost of sales	1,370,282	1,219,878	2,181,734	1,074,177	144,134	117,692
Net income (loss)	1,316,533	1,010,119	526,701	84,667	68,026	(27,581)
Property, plant and equipment	19,664,606	18,663,008	11,751,540	4,402,610	17,521	32,917

[Additional columns below]

[Continued from above table, first column(s) repeated]

	As at March 31 and for the three months then ended
	Reconciling items		Total
	2004	2003	2004	2003
Revenue	(615,707)	(486,786)	6,337,697	4,018,725
Cost of sales	(265,676)	(178,159)	3,430,474	2,233,588
Net income (loss)	12,662	(49,207)	1,923,922	1,017,998
Property, plant and equipment	(2,012,656)	(2,036,361)	29,421,011	21,062,174

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

The following summarizes information related to the computation of basic and diluted earnings per share for the three-month period ended March 31, 2004 and 2003.

	Three Months Ended
	March 31,
	2004	2003
Net income	$1,923,922	$1,017,998
Less:
Dividends paid and earnings attributable on preference shares	(1,562)	(2,362)
Net income available to holders of ordinary shares in the determination of basic earnings per ordinary share	$1,922,360	$1,015,636

Weighted average number of ordinary shares in the determination of basic earnings per ordinary share	5,699,609	4,121,698
Plus:
Weighted average number of preference shares outstanding during the period	13,585	19,492
Potential dilutive effect of unexercised options	115,696	110,005

Weighted average number of shares used for determining diluted earnings per ordinary share	5,828,890	4,251,195

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

Our business operations and activities are conducted in five countries: the Cayman Islands, Belize, Barbados, the British Virgin Islands and the Bahamas.

Critical Accounting Policies

The preparation of our condensed consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to trade accounts receivable, goodwill and other intangible assets. Our company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies are the most important to the portrayal of our financial condition and results and require management’s more significant judgments and estimates in the preparation of our company’s consolidated financial statements.

Trade accounts receivable: We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Management continuously evaluates the collectibility of accounts receivable and record an allowance for doubtful accounts based on estimates of the level of actual write-offs which might be experienced. These estimates are based on, among other things, comparisons of the relative age of accounts and consideration of actual write-off history.

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

Expenses

Expenses include the cost of sales (“direct expenses’’) and indirect, or general and administrative, expenses. Direct expenses include royalty payments to the Cayman Islands government; electricity and chemicals expenses; production equipment and facility depreciation costs; equipment maintenance expenses, operational staff costs and amortization of intangible assets. Indirect, or general and administrative, expenses consist primarily of salaries and employee benefits for administrative personnel, stock compensation expenses, office lease payments, depreciation on fixed assets used for administrative purposes and legal and professional fees. There are no income taxes in the Cayman Islands, and we are currently exempt from taxes in the British Virgin Islands and Belize. We pay an annual business license fee in the Bahamas. We pay income tax in Barbados.

Results of Operations

Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2003

Revenue

Total revenue increased by 57.7% from $4,018,725 to $6,337,697 for the three months ended March 31, 2004 when compared to the same three-month period in 2003.

Revenue from our retail water (“Retail”) operations increased by 26.8% from $2,818,953 to $3,575,076 for the three months ended March 31, 2004 when compared to the same three-month period in 2003. This increase was due to higher sales in our primary market in the Cayman Islands due to increased demand in both our tourist and residential markets.

Revenue from our bulk water (“Bulk”) operations increased by 149.5% from $1,005,140 to $2,508,179 for the three months ended March 31, 2004, when compared to the same three-month period in 2003. This increase was due to an additional month of revenue from our Ocean Conversion (Cayman) Limited operations and three months of revenue from our Waterfields Company Limited operations when compared to the same three-month period in 2003.

Revenue from services (“Service”) increased by 30.7% from $194,632 to $254,442 for the three months ended March 31, 2004 when compared to the same three-month period in 2003. This increase was due to an additional month of revenue from both our DesalCo Limited operations and the operations of its wholly-owned subsidiary DesalCo (Barbados) Ltd.

Other Income (Expenses)

Total other income changed by 2,236.5% from $5,940 to $138,791 for the three months ended March 31, 2004 when compared to the same three-month period in 2003. This increase was due primarily to the decreased interest expense due to the repayment of our bridge loan facility with proceeds from our 2003 equity offering and decreased amortization due to the fully amortized bridge financing fees.

Cost of Sales

Total cost of sales increased by 53.6% from $2,233,588 to $3,430,474 for the three months ended March 31, 2004 when compared to the same three-month period in 2003 for the reasons explained below, while our total revenue increased by 57.7% for the same period.

Cost of sales of our Retail operations increased by 12.3% from $1,219,878 to $1,370,282 for the three months ended March 31, 2004 when compared to the same three-month period in 2003, while our Retail revenue increased by 26.8% for the same period. This increase in cost of sales resulted primarily from additional costs related to the additional water produced and sold and additional employee costs from new employees added as a result of the prior year’s acquisition.

Cost of sales of our Bulk operations increased by 113.8% from $896,018 to $1,916,058 for the three months ended March 31, 2004 when compared to the same three-month period in 2003, while our Bulk revenue increased by 149.5% for the same period. This increase in cost of sales was due to an additional month of expenses from our Ocean Conversion (Cayman) Limited operations and three months of expenses from our Waterfields Company Limited operations when compared to the same three-month period in 2003.

Cost of sales from our Service operations increased by 22.5% from $117,692 to $144,134 for the three months ended March 31, 2004 when compared to the same three-month period in 2003. This increase in cost of sales is due to an additional month of operations from both DesalCo Limited and its wholly-owned subsidiary DesalCo (Barbados) Ltd.

Gross Profit

Overall gross profit margin increased from 44.4% to 45.9% for the three months ended March 31, 2004 when compared to the same three-month period in 2003, for the reasons explained below.

Gross profit margin for our Retail operations increased from 56.7% to 61.7% for the three months ended March 31, 2004 when compared to the same three-month period in 2003. The primary reason for this increase is that our Retail cost of sales decreased as a result of the cancellation of the Governor’s Harbour plant operating contract.

Gross profit margin for our Bulk operations increased from 10.9% to 23.6% for the three months ended March 31, 2004 when compared to the same three-month period in 2003. The primary reason for this increase is due to the operations of Waterfields Company Limited which is producing water at a higher gross margin than our other bulk operations. The reason Waterfields Company Limited is able to operate at higher gross profit margins than some of our other Bulk operations is due to the amortization expense that we incur in our other Bulk operations due to the various intangible assets in Ocean Conversion (Cayman) Limited which were recognized when we acquired these operations. Amortization expense of

$181,146 and $231,970 was taken during each of the three-month ended March 31, 2003 and 2004, respectively in our Bulk operations.

Gross profit margin for our Service reporting segment increased from 39.5% to 43.4% for the three months ended March 31, 2004 when compared to the same three-month period in 2003. The primary reason for this increase is due to a temporary reduction of staff costs in the operations of DesalCo Limited because we temporarily seconded two of our staff to our affiliate in the British Virgin Islands.

General and Administrative Expenses

Total general and administrative expenses increased by 40.8% from $767,086 to $1,080,159 for the three months ended March 31, 2004 when compared to the same three-month period in 2003. General and administrative expenses were at 19.1% and 17.0% of total revenue for the three months ended March 31, 2003 and 2004, respectively.

General and administrative expenses for our Retail operations increased by 58.8% from $567,077 to $900,715 for the three months ended March 31, 2004 when compared to the same three-month period in 2003. This increase is comprised primarily of the addition of a new purchasing department, additional administration staff, general increases in salaries and higher insurance and general legal costs.

General and administrative expenses for our Bulk operations increased by 41.2% from $120,987 to $170,892 for the three months ended March 31, 2004 when compared to the same three-month period in 2003. This increase was due to an additional three months of expenses from our Waterfields Company Limited operations when compared to the same three-month period in 2003.

General and administrative expenses for our Service reporting segment decreased by 89.2% from $79,022 to $8,552 for the three months ended March 31, 2004 when compared to the same three-month period in 2003. This decrease is the result of our assimilation of the general and administrative functions of our subsidiaries acquired in 2003.

Net Income

Net income increased by 89.0% from $1,017,998 to $1,923,922 for the three months ended March 31, 2004 when compared to the same three-month period in 2003 as the result of factors explained above.

Dividends

On January 31, 2004, we paid a dividend of $0.105 to shareholders of record on December 31, 2003, and on April 30, 2004, we paid a dividend of $0.115 to shareholders of record on March 31, 2004. We have consistently paid dividends to owners of our ordinary and redeemable preferred shares since we began declaring dividends in 1985. Our board of directors has established a policy, but not a binding obligation, that we will seek to maintain a dividend pay out ratio in the range of 50% to 60% of net income. While this policy is subject to modification by our board of directors, we expect to continue increasing our dividends, if our earnings grow. Our payment of any future cash dividends, however, will depend upon our earnings, financial condition, capital demand and other factors, including the condition in our loan agreement with Scotiabank (Cayman Islands) Ltd. that dividends be paid only from current cash flows.

Liquidity and Capital Resources

Overview

For the three months ended March 31, 2004, we generated cash primarily from our operations in the Cayman Islands, the Bahamas, Belize and Barbados and from dividends and profit sharing rights from our equity investment in British Virgin Islands. Cash flow is affected by the timely receipt of customer payments, by operating expenses, the timeliness and adequacy of rate increases (excluding automatic adjustments to our rates for inflation and electricity costs), and various factors affecting tourism in the Cayman Islands, the Bahamas, Belize, Barbados and the British Virgin Islands, such as weather conditions and the economy. We use cash to fund our operations in the Cayman Islands, the Bahamas, Belize and Barbados, to fund capital projects, to expand our infrastructure, to pay dividends, to repay principal on our loans, to repurchase our shares when appropriate and to take advantage of new investment opportunities which expand our operations.

Operating Activities

Cash generated from operating activities for the three-months ended March 31, 2003 and 2004 was $1,166,841 and $1,684,292, respectively. We generate cash through the utilization of our existing plants, equipment and resources in all segments of the business, minimization of water losses and operating efficiencies created by our management team. We also believe that our centralized administrative staff is able to manage all our combined operations so that our general and administrative costs do not increase in proportion to water sales.

Investing Activities

Cash used in investing activities during the three months ended March 31, 2003 was $24,018,741 and cash provided by investing activities during the three months ended March 31, 2004 was $114,798. During the three-months ended March 31, 2004, we received cash from the collection of our loans receivable and from our investment in affiliates through receipt of profit sharing and dividends. During the same period in 2003, cash in the amount of $23,955,837 was used for acquisitions. We also continued to make minor expansions to our water distribution system in the Cayman Islands by constructing additional pipelines to service new developments within our exclusive licensed area.

Financing Activities

Cash provided by financing activities during the three months ended March 31, 2003 was $26,007,570 and cash used in financing activities during the three months ended March 31, 2004 was $1,071,045. During the three months ended March 31, 2004 our primary financing activities were the payment of dividends and the repayment of long term debt. This was partially offset by the issuance of shares though the exercise of options by management. During the three months ended March 31, 2003, our primary financing activity was to draw down $28,056,126 from our Scotiabank facilities from which we used $1,687,500 to repay our Royal Bank of Canada credit facility.

Material Commitments for Capital Expenditures and Contingencies

At March 31, 2004, we had committed approximately $600,000 for capital expenditures for the purchase, site preparation and construction of one water storage tank at our Ambergris Caye, Belize plant. We intend to finance this project using cash from operations.

We have guaranteed to Scotiabank 50% of the Ocean Conversion (BVI) Ltd. loan of $755,000. The Scotiabank loan is repayable in 6 equal semi-annual installments of $125,000 with the balance of principal due May 31, 2006, bearing interest at 3-month LIBOR plus 1.5%.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Credit Risk

We are not exposed to significant credit risk on retail customer accounts in the Cayman Islands and Bimini, Bahamas, as our policy is to cease supply of water to customers whose accounts are more than 45 days overdue. Our main exposure to credit risk is from our bulk water sales customers in Belize, the Bahamas, the British Virgin Islands, Barbados and the Cayman Islands. In addition, the entire balance of our loans receivable are with one Bulk water customer, Water Authority-Cayman.

Interest Rate Risk

As of March 31, 2004, we had loans outstanding totaling $19,505,924, all of which bear interest at various lending rates such as LIBOR, Cayman Island’s Prime Rate or Nassau Prime Rate. We are subject to interest rate risk to the extent that any of these lending rates change.

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

PART II - OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

On March 10, 2004, we issued 5,609 ordinary shares to one of our executive officers, pursuant to the exercise of stock options. The aggregate exercise price of the option was $39,824. The issuance of the shares was exempt from registration under Section 4(2) of the Securities Act of 1933 because the executive officer has knowledge of all material information relating to us, and under Regulation S promulgated under the Securities Act of 1933 because the shares were offered and sold outside of the United States to non-US persons (as defined in Regulation S). Proceeds of the transaction were used for general corporate purposes.

On March 11, 2004, we issued 26,924 ordinary shares to one of our directors who is also an executive officer, pursuant to the exercise of stock options. The aggregate exercise price of the option was $191,160. The issuance of the shares was exempt from registration under Section 4(2) of the Securities Act of 1933 because the executive officer has knowledge of all material information relating to us, and under Regulation S promulgated under the Securities Act of 1933 because the shares were offered and sold outside of the United States to non-US persons (as defined in Regulation S). Proceeds of the transaction were used for general corporate purposes.

On March 15, 2004, we issued 26,924 ordinary shares to a former employee, pursuant to the exercise of stock options. The aggregate exercise price of the option was $191,160. The issuance of these shares was exempt from registration under Regulation S promulgated under the Securities Act of 1933 because the shares were offered and sold outside of the United States to non-US persons (as defined in Regulation S). Proceeds of the transaction were used for general corporate purposes.

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

A Current Report on Form 8-K was filed with the Securities and Exchange Commission (“SEC”) on January 20, 2004 by the Company disclosing information under Item 2. Acquisition or Disposition of Assets.

A Current Report on Form 8-K was filed with the SEC on February 20, 2004 by the Company disclosing information under Item 5. Other Events and filing an exhibit under Item 7 thereof.

A Current Report on Form 8-K/A was filed with the SEC on March 22, 2004 by the Company amending a Form 8-K filed with the SEC on January 20, 2004. Information was disclosed under Items 2 and 7 thereof.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONSOLIDATED WATER CO. LTD.

By: /s/ Frederick W. McTaggart
Frederick W. McTaggart
Chief Executive Officer

Dated: May 14, 2004