Form 10-Q
period 2004-06-30
CONSOLIDATED WATER CO LTD
filed 2004-08-13
CIK 928340

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

     Yes [  ] No [X]

As at July 31, 2004, there were 5,748,855 of the registrant’s ordinary shares of common stock, with CI$ 1.00 par value, outstanding.

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

The official fixed exchange rate for conversation of BDS$ into U.S.$ as determined by the Central Bank of Barbados has been fixed since 1975 at U.S.$ 0.50 per BDS$ 1.00.

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

CONSOLIDATED WATER CO. LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Expressed in United States Dollars)

	June 30,	December 31,
	2004	2003
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	8,609,799	8,236,924
Accounts receivable	4,848,519	3,859,496
Inventory	1,636,798	1,546,185
Prepaid expenses and other assets	624,053	596,386
Current portion of loans receivable	1,028,739	1,098,732

Total current assets	16,747,908	15,337,723
Loans receivable	2,717,954	3,194,346
Property, plant and equipment, net	29,725,262	29,662,297
Other assets	460,889	505,793
Investments in affiliates	10,483,860	10,034,260
Intangible assets	5,886,321	6,431,955
Goodwill	3,568,374	3,395,752

Total assets	$69,590,568	$68,562,126

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Dividends payable	784,790	686,118
Accounts payable and other liabilities	2,049,041	2,072,245
Current portion of long term debt	3,683,144	3,763,144

Total current liabilities	6,516,975	6,521,507
Long term debt	14,771,685	16,633,437
Security deposits and other liabilities	352,495	352,495
Minority interest in Waterfields Company Limited	848,278	806,160

Total liabilities	22,489,433	24,313,599

Stockholders’ equity
Redeemable preferred stock, $1.20 par value. Authorized 100,000 shares; issued and outstanding 11,197 shares as at June 30, 2004 and 13,585 shares at as December 31, 2003	13,436	16,302
Class A common stock, $1.20 par value. Authorized 9,840,000 shares; issued and outstanding 5,748,855 shares as at June 30, 2004 and 5,687,010 shares at as December 31, 2003	6,898,626	6,824,412
Class B common stock, $1.20 par value. Authorized 60,000 shares; issued and outstanding nil shares as at June 30, 2004 and nil shares as at December 31, 2003	—	—
Stock and options earned but not issued	70,935	21,494
Additional paid-in capital	27,142,013	26,773,342
Retained earnings	12,976,125	10,612,977

Total stockholders’ equity	47,101,135	44,248,527

Total liabilities and stockholders’ equity	$69,590,568	$68,562,126

The accompanying information and notes are an
integral part of these condensed consolidated financial statements.

CONSOLIDATED WATER CO. LTD.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Expressed in United States Dollars)

	Three Months Ended		Six Months Ended
		June 30,		June 30,
	2004	2003	2004	2003
Retail water sales	3,536,311	2,862,424	7,111,387	5,681,376
Bulk water sales	2,655,693	1,505,716	5,163,872	2,510,857
Service revenue	217,360	382,241	471,802	576,873

Total revenue	6,409,364	4,750,381	12,747,061	8,769,106

Retail cost of sales	(1,420,869)	(1,214,120)	(2,791,151)	(2,433,996)
Bulk cost of sales	(1,978,442)	(1,284,141)	(3,894,501)	(2,180,160)
Service cost of sales	(160,508)	(143,139)	(305,117)	(260,707)

Total cost of sales	(3,559,819)	(2,641,400)	(6,990,769)	(4,874,863)

Gross profit	2,849,545	2,108,981	5,756,292	3,894,243
General and administrative expenses	(1,376,510)	(939,959)	(2,473,198)	(1,711,950)

Income from operations	1,473,035	1,169,022	3,283,094	2,182,293

Other income (expenses):
Interest income	22,646	16,740	40,429	32,371
Interest expense	(157,123)	(513,118)	(319,418)	(801,596)
Other income	142,214	100,345	242,922	191,608
Equity in earnings of affiliates	306,518	255,572	506,113	448,002

	314,255	(140,461)	470,046	(129,615)

Net income before income taxes	1,787,290	1,028,561	3,753,140	2,052,678
Income taxes	(1,169)	(15,520)	(14,174)	(21,513)
Minority Interest	(22,081)	—	(51,008)	—

Net income	$1,764,040	$1,013,041	$3,687,958	$2,031,165

Basic earnings per share	$0.31	$0.24	$0.64	$0.48

Diluted earnings per common share	$0.30	$0.23	$0.63	$0.47

Dividends declared per share	$0.115	$0.105	$0.23	$0.21

Weighted average number of common shares used in the determination of:
Basic earnings per share	5,747,044	4,273,574	5,723,327	4,198,056

Diluted earnings per share	5,870,984	4,369,010	5,847,552	4,310,270

The accompanying information and notes are an
integral part of these condensed consolidated financial statements.

CONSOLIDATED WATER CO. LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Expressed in United States Dollars)

	Six Months	Six Months
	Ended June 30,	Ended June 30,
	2004	2003
Net cash flows provided by operating activities	3,509,382	3,330,998

Cash flows provided by (used in) investing activities
Deferred expenditures	—	301,714
Purchase of property, plant and equipment	(1,164,396)	(1,225,482)
Business combinations, net of cash acquired	—	(11,885,839)
Investment in affiliate	—	(8,961,624)
Receipt of income from affiliate	227,250

Collections from loans receivable	546,385	448,070

Net cash used in investing activities	(390,761)	(21,323,161)

Cash flows provided by (used in) financing activities
Proceeds from new credit facility	—	28,056,126
Deferred expenditures	—	(1,230,427)
Dividends paid	(1,226,139)	(901,218)
Proceeds from issuance of stock	422,145	584,980
Principal payments of long term debt	(1,941,752)	(5,047,169)

Net cash (used in) provided by financing activities	(2,745,746)	21,462,292

Net increase in cash and cash equivalents	372,875	3,470,129
Cash and cash equivalents at beginning of period	8,236,924	568,304

Cash and cash equivalents at end of period	$8,609,799	$4,038,433

Interest paid in cash	$273,469	$480,826
Interest received in cash	$40,429	$7,399

The accompanying information and notes are an
integral part of these condensed consolidated financial statements.

CONSOLIDATED WATER CO. LTD.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Presentation of Financial Information

The accompanying unaudited Condensed Consolidated Financial Statements were prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. All adjustments that are, in the opinion of management, of a normal recurring nature and are necessary for a fair presentation of the interim financial statements have been included. The results of operations for the period ended June 30, 2004 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

The accompanying consolidated financial statements of the Company should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10–K for the year ended December 31, 2003.

Certain of the prior period’s figures have been reclassified to conform to the current period’s presentation. The Company has reallocated various expenses in cost of sales, general and administrative expenses and interest expense, as management has determined it more appropriate to reflect these amounts in its current allocations. There is no impact to net income of the Company as a result of these reclassifications.

2 Principles of Consolidation

The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of the Company’s wholly-owned subsidiaries, Cayman Water Company Limited, Belize Water Limited, Ocean Conversion (Cayman) Limited, DesalCo Limited, DesalCo (Barbados) Limited, and its majority owned subsidiary Waterfields Company Limited. All intercompany balances and transactions have been eliminated in consolidation.

3. Stock Based Compensation

The Company currently has four stock compensation plans. The Company accounts for stock–based compensation plans for employees and directors using the intrinsic value method. Under this method, the Company records no compensation expense for stock options granted when the exercise price of options granted is equal to or greater than the fair market value of the Company’s common stock on the date of grant.

CONSOLIDATED WATER CO. LTD.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3. Stock Based Compensation (continued)

The following table presents the effect on net income and earnings per share if the Company had applied a fair value recognition method:

	Three Months Ended		Six Months Ended
		June 30,		June 30,
	2004	2003	2004	2003
Net income, as reported	$1,764,040	$1,013,041	$3,687,958	$2,031,165
Add: Stock-based employee compensation expense included in reported net income	34,239	37,470	67,313	65,340
Deduct: Total stock-based compensation expense determined under fair value based method for all awards	(46,720)	(128,125)	(92,279)	(137,494)

Pro forma net income	$1,751,559	$922,386	$3,662,992	$1,959,011

Earnings per share
Basic – as reported	$0.31	$0.24	$0.64	$0.48

Basic – pro forma	$0.30	$0.21	$0.64	$0.46

Diluted – as reported	$0.30	$0.23	$0.63	$0.47

Diluted – pro forma	$0.30	$0.21	$0.63	$0.45

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

CONSOLIDATED WATER CO. LTD.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

4. Segment Information (continued)

As at June 30 and for the three months then ended

	Retail Water		Bulk Water		Services		Reconciling items		Total
	2004	2003	2004	2003	2004	2003	2004	2003	2004	2003
Revenue	3,536,311	2,862,424	3,356,582	2,102,815	217,360	382,241	(700,889)	(597,099)	6,409,364	4,750,381
Cost of sales	1,420,869	1,214,120	2,244,543	1,510,196	160,508	143,139	(266,101)	(226,055)	3,559,819	2,641,400
Net income	930,616	981,549	724,766	124,076	24,753	77,827	83,905	(170,411)	1,764,040	1,013,041
Property, plant and equipment	19,543,376	19,050,174	12,138,258	4,412,828	19,832	11,607	(1,976,204)	(1,763,171)	29,725,262	21,711,438

As at June 30 and for the six months then ended

	Retail Water		Bulk Water		Services		Reconciling items		Total
	2004	2003	2004	2003	2004	2003	2004	2003	2004	2003
Revenue	7,111,387	5,681,376	6,480,468	3,594,741	471,802	576,873	(1,316,596)	(1,083,884)	12,747,061	8,769,106
Cost of sales	2,791,151	2,433,996	4,426,279	2,584,374	305,117	260,707	(531,778)	(404,214)	6,990,769	4,874,863
Net income	2,235,337	1,995,053	1,256,436	207,305	94,512	49,868	101,673	(221,061)	3,687,958	2,031,165
Property, plant and equipment	19,543,376	19,050,174	12,138,258	4,412,828	19,832	11,607	(1,976,204)	(1,763,171)	29,725,262	21,711,438

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

The following summarizes information related to the computation of basic and diluted earnings per share for the three and six month period ended June 30, 2004 and 2003.

	Three Months Ended		Six Months Ended
		June 30,		June 30,
	2004	2003	2004	2003
Net income, as reported	$1,764,040	$1,013,041	$3,687,958	$2,031,165
Less:
Dividends declared and earnings attributable on preference shares	(1,288)	(3,589)	(2,575)	(7,188)

Net income available to holders of ordinary shares in the determination of basic earnings per ordinary share	$1,762,752	$1,009,452	$3,685,383	$2,023,977

Weighted average number of ordinary shares in the determination of basic earnings per ordinary share	5,747,044	4,273,574	5,723,327	4,198,056
Plus:
Weighted average number of preference shares outstanding during the period	13,008	20,052	13,296	19,774
Potential dilutive effect of unexercised options	110,932	75,384	110,929	92,440

Weighted average number of shares used for determining diluted earnings per ordinary share	5,870,984	4,369,010	5,847,552	4,310,270

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Our objective is to provide water services in areas where the supply of potable water is scarce and where the use of reverse osmosis technology to produce potable water is economically feasible. By focusing on this market, we believe that we can provide a superior financial return to our investors. To increase share value and maintain dividend payouts in accordance with current company policy, we need to expand our revenues by developing new business opportunities both within our current service areas, and in new areas. We need to maintain our high operating efficiencies by adhering to our strict equipment maintenance and water loss mitigation programs in order to achieve gross profit margins that have historically been between 40% and 45%. We further believe that many Caribbean basin and adjacent countries, while being water scarce, also present opportunities for operation of our plants in limited regulatory settings which are less restrictive than the highly regulated markets of North America, which promotes cost effective operation of our equipment.

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

Trade accounts receivable: We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Management continuously evaluates the collectibility of accounts receivable and records an allowance for doubtful accounts based on estimates of the level of actual write-offs which might be experienced. These estimates are based on, among other things, comparisons of the relative age of accounts and consideration of actual write-off history.

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

Expenses

Expenses include the cost of sales (“direct expenses’’) and indirect, or general and administrative, expenses. Direct expenses include royalty payments to the Cayman Islands government, electricity and chemicals expenses, production equipment and facility depreciation costs, equipment maintenance expenses, operational staff costs and amortization of intangible assets. Indirect, or general and administrative, expenses consist primarily of salaries and employee benefits for administrative personnel, stock compensation expenses, office lease payments, depreciation on fixed assets used for administrative purposes and legal and professional fees. There are no income taxes in the Cayman Islands, and we are currently exempt from taxes in the British Virgin Islands and Belize. We pay an annual business license fee in the Bahamas. We pay income tax in Barbados.

Results of Operations

Three and Six Months Ended June 30, 2004 Compared to Three and Six Months Ended June 30, 2003

Revenue

Total revenue increased by 34.9% from $4,750,381 to $6,409,364 for the three months ended June 30, 2004 and by 45.4% from $8,769,106 to $12,747,061 for the six months ended June 30, 2004 when compared to the same three and six month period in 2003.

Revenue from our retail water (“Retail”) operations increased by 23.5% from $2,862,424 to $3,536,311 for the three months ended June 30, 2003 and 2004, respectively, and by 25.2% from $5,681,376 to $7,111,387 for the six months ended June 30, 2003 and 2004, respectively. For the three and six months ended these increases were due to higher water sales in our primary market in the Cayman Islands due to increased demand in both our tourist and residential markets. Published tourist air arrivals records show a 17.6% increase for the three months ended June 30, 2004 and a 12.7% increase for the six months ended June 30, 2004 over the same periods in the prior year. Residential markets increased due to increased residential development.

Revenue from our bulk water (“Bulk”) operations increased by 76.4% from $1,505,716 to $2,655,693 for the three months ended June 30, 2003 and 2004, respectively, and by 105.7% from $2,510,857 to

$5,163,872 for the six months ended June 30, 2003 and 2004, respectively. For the three month period this increase was due to the additional three months of revenue from our acquisition of Waterfields Company Limited when compared to the same three month period in 2003. For the six months periods these increases were due to an additional month of revenue from our acquisition of Ocean Conversion (Cayman) Limited operations and six months of revenue from our acquisition of Waterfields Company Limited operations when compared to the same six month period in 2003. Revenues from our Belize operations declined by 26% and 32%, respectively during the same three and six month periods due to the reduced water rates in the new long term contract which was signed in September 2003 and has come into full effect on June 1, 2004 now that all conditions precedent have been met or waived. These reduced prices will be offset by the reduced amortization costs on the intangible asset which is being amortized over 23 years. The new contract also makes us the exclusive producer of potable water for our customer on Ambergris Caye for the term of the agreement.

Revenue from services (“Service”) decreased by 43.1% from $382,241 to $217,360 for the three months ended June 30, 2003 and 2004, respectively, and by 18.2% from $576,873 to $471,802 for the six months ended June 30, 2003 and 2004, respectively. For the three and six month periods these decreases were due to fewer construction projects and the related decrease in engineering fees that are charged on labour and material costs associated with these projects. During the three and six month periods, we substantially completed our existing construction projects and have not commenced any new construction projects. We are in the process of bidding for one plant in BVI and are awaiting the results of three other bids which we submitted earlier this year on projects in the Bahamas, Barbados and Mexico.

Other Income (Expenses)

Total other income increased from a net expense of $140,461 to a net income of $314,255 for the three months ended June 30, 2003 and 2004, respectively, and from a net expense of $129,615 to a net income of $470,046 for the six months ended June 30, 2003 and 2004, respectively. These increases were due primarily to decreased interest expense because we repaid our bridge loan facility with proceeds from our 2003 equity offering on July 8, 2003 and due to the full amortization of our bridge financing fees in the prior year. Our profit sharing and equity income from our investment in Ocean Conversion (BVI) Ltd. also contributed to the increase.

Cost of Sales

Total cost of sales increased by 34.8% from $2,641,400 to $3,559,819 for the three months ended June 30, 2004 and by 43.4% from $4,874,863 to $6,990,769 for the six months ended June 30, 2004 when compared to the same three and six month periods in 2003. During these same periods in 2004, our total revenue increased by 34.9% and 45.4%, respectively.

Cost of sales of our Retail operations increased by 17.0% from $1,214,120 to $1,420,869 for the three months ended June 30, 2003 and 2004, respectively, and by 14.7% from $2,433,996 to $2,791,151 for the six months ended June 30, 2003 and 2004, respectively, while our Retail revenue increased by 23.5% and 25.2% for the same period. For the three and six month periods, these increases in cost of sales resulted primarily from additional variable costs related to the production of the additional water sold.

Cost of sales of our Bulk operations increased by 54.1% from $1,284,141 to $1,978,442 for the three months ended June 30, 2003 and 2004, respectively, and by 78.6% from $2,180,160 to $3,894,501 for the six months ended June 30, 2003 and 2004, respectively, while our Bulk revenue increased by 76.4% and 105.7% for the same periods. For the three month period this increase was due to the additional three months of cost of sales from our acquisition of Waterfields Company Limited when compared to the same three month period in 2003. For the six months periods these increases in cost of sales were due to an additional month of expenses from our Ocean Conversion (Cayman) Limited operations and six months of expenses from our Waterfields Company Limited operations when compared to the same six month periods in 2003. This increase was also affected by increased maintenance costs in our Belize operations due to the unscheduled rebuild of our diesel engines. We have changed management of our Belize operations and are working on reducing these unscheduled repair costs by improving the capabilities of our staff and preventative maintenance.

Cost of sales from our Service operations increased by 12.1% from $143,139 to $160,508 for the three months ended June 30, 2003 and 2004, respectively, and by 17.0% from $260,707 to $305,117 for the six months ended June 30, 2003 and June 30, 2004, respectively, while our Service revenue decreased by 43.1% and 18.2% for the same periods. For the three and six month periods these increases were due to additional labour expense because certain permanent staff were not charged out to construction projects. In addition for the six month period the increase in cost of sales is due to an additional month of operations from both DesalCo Limited and its wholly-owned subsidiary DesalCo (Barbados) Ltd. For the three and six month periods our Barbados operation also experienced increased maintenance when compared to the same periods is 2003.

Gross Profit

Overall gross profit margin increased from 44.4% to 44.5% for the three months ended June 30, 2004 and from 44.4% to 45.1% for the six months ended June 30, 2004 when compared to the same three and six month periods in 2003, for the reasons explained below.

Gross profit margin for our Retail operations increased from 57.6% to 59.8% for the three months ended June 30, 2004 and from 57.2% to 60.8% for the six months ended June 30, 2004 when compared to the same three and six month periods in 2003. The primary reasons for these increases are that our Retail cost of sales decreased as a result of the cancellation of the Governor’s Harbour plant operating contract in February 2003, and our Cayman water production equipment produced more water to meet increased customer demand and we incurred no additional fixed overhead costs.

Gross profit margin for our Bulk operations increased from 14.7% to 25.5% for the three months ended June 30, 2004 and from 13.2% to 24.6% for the six months ended June 30, 2004 when compared to the same three and six month periods in 2003. The primary reason for these increases is due to the addition of the operations of Waterfields Company Limited which is producing water at a higher gross margin than our other bulk operations. The reason Waterfields Company Limited is able to operate at higher gross profit margins than some of our other Bulk operations is because Waterfields does not incur the amortization expense that our other Bulk operations incur. Various intangible assets were recognized in Ocean Conversion (Cayman) Limited when we acquired that company in February 2003, and in Belize Water Limited when we acquired that company in June 2000. Amortization expense of $428,502 and $420,961 was taken during each of the six month ended June 30, 2003 and 2004, respectively in our Bulk operations.

Gross profit margin for our Service reporting segment decreased from 62.6% to 26.2% for the three months ended June 30, 2004 and from 54.8% to 35.3% for the six months ended June 30, 2004 when compared to the same three and six month periods in 2003. The primary reason for these decreases is because we did not have any new construction projects in 2004 from which we earn engineering revenues and to which we charge out certain labour costs. In addition, we carried out certain intermittent maintenance work in Barbados which increased our costs.

General and Administrative Expenses

Total general and administrative expenses increased by 46.4% from $939,959 to $1,376,510 for the three months ended June 30, 2004 and by 44.5% from $1,711,950 to $2,473,198 for the six months ended June 30, 2004 when compared to the same three and six month periods in 2003. General and administrative expenses were at 19.8% and 21.5% of total revenue for the three months ended June 30, 2003 and 2004, respectively and at 19.5% and 19.4% of total revenue for the six months ended June 30, 2003 and 2004, respectively.

General and administrative expenses for our Retail operations increased by 83.4% from $651,672 to $1,195,080 for the three months ended June 30, 2003 and 2004, respectively, and by 72.7% from $1,223,652 to $2,112,795 for the six months ended June 30, 2003 and 2004, respectively. These increases are comprised of additional 2003 audit costs related to the work performed on the 2003 acquisitions, increased 2004 audit and legal fees, consulting fees related to the new internal control review and testing processes, increases in salaries and bonuses, costs relating to a new purchasing department, additional administration staff, increases in director fees and higher insurance premiums.

General and administrative expenses for our Bulk operations decreased by 3.6% from $176,444 to $170,086 for the three months ended June 30, 2003 and 2004, respectively, and increased by 14.6% from $297,432 to $340,979 for the six months ended June 30, 2003 and 2004, respectively. The three month decrease was due to the assimilation of the general and administrative functions of Ocean Conversion (Cayman) Limited. This decrease was offset by an additional six months of expenses from our Waterfields Company Limited operations when compared to the same six month period in 2003.

General and administrative expenses for our Service reporting segment decreased by 89.9% from $111,843 to $11,344 for the three months ended June 30, 2003 and 2004, respectively, and by 89.8% from $190,866 to $19,424 for the six months ended June 30, 2003 and 2004, respectively. In June 2003, we closed our Bermuda office and relocated those operations to the Cayman Islands. These decreases are the result of our assimilation of the general and administrative functions of that office.

Net Income

Net income increased by 74.1% from $1,013,041 to $1,764,040 for the three months ended June 30, 2004 and by 81.6% from $2,031,165 to $3,687,958 for the six months ended June 30, 2004 when compared to the same three and six month periods in 2003 as the result of factors explained above.

Dividends

On January 31, 2004, we paid a dividend of $0.105 per share to shareholders of record on December 31, 2003, and on April 30, 2004, we paid a dividend of $0.115 per share to shareholders of record on March 31, 2004 and on July 31, 2004, we paid a dividend of $0.115 per share to shareholders of record on June 30, 2004. We have consistently paid dividends to owners of our ordinary and redeemable preferred shares since we began declaring dividends in 1985. Our board of directors has established a policy, but not a binding obligation, that we will seek to maintain a dividend pay out ratio in the range of 50% to 60% of net income. While this policy is subject to modification by our board of directors, we expect to continue increasing our dividends, if our earnings grow. Our payment of any future cash dividends, however, will depend upon our earnings, financial condition, capital demand and other factors, including the condition in our loan agreement with Scotiabank (Cayman Islands) Ltd. that dividends be paid only from current cash flows.

Liquidity and Capital Resources

Overview

For the three and six months ended June 30, 2004, we generated cash primarily from our various business segments in the Cayman Islands, the Bahamas, Belize and Barbados and from dividends and profit sharing rights from our equity investment in the British Virgin Islands. Cash flow is affected by the timely receipt of customer payments, by operating expenses, the timeliness and adequacy of rate increases (excluding automatic adjustments to our rates for inflation and electricity costs), and various factors affecting tourism in the areas in which we operate, such as weather conditions and the world economy. We use cash to fund our various business segments in the Cayman Islands, the Bahamas, Belize and Barbados, to fund capital projects, to expand our infrastructure, to pay dividends, to repay principal on our loans, to repurchase our shares when appropriate and to take advantage of new investment opportunities which expand our operations.

Operating Activities

Cash generated from operating activities for the six months ended June 30, 2003 and 2004 was $3,330,998 and $3,509,382, respectively. We generate cash through the utilization of our existing plants, equipment and resources in all segments of the business, minimization of water losses and operating efficiencies created by our management team.

Investing Activities

Cash used in investing activities during the six months ended June 30, 2003 and 2004 was $21,323,161 and $390,761, respectively. During the six months ended June 30, 2004, we used cash to make capital purchases and improvements to our water production plant and equipment in our Bulk and Retail segments and to our existing distribution system in our Retail segment. This was offset by cash provided by the collection of our loans receivable and from our investment in affiliates through receipt of profit sharing and dividends. During the same period in 2003, cash in the amount of $23,955,837 was used for acquisitions. We also continued to make minor expansions to our water distribution system in our Retail segment by constructing additional pipelines to service new developments within our exclusive licensed area. In 2004, we intend to complete the upgrade of our Britannia reverse osmosis plant in our Retail segment. This upgrade will allow us to produce more water to meet expected demand increases in 2005.

Financing Activities

Cash provided by financing activities during the six months ended June 30, 2003 was $21,462,292 and cash used in financing activities during the six months ended June 30, 2004 was $2,745,746. During the six months ended June 30, 2004 our primary financing activities were the payment of dividends and the repayment of long term debt. This was partially offset by the issuance of shares though the exercise of stock options by management. During the comparable six months ended June 30, 2003, our primary financing activity was to draw down $28,056,126 from our Scotiabank facilities. Also during that period, $2,214,286 was repaid on our Scotiabank facilities and $2,832,883 to repay our other credit facility.

Material Commitments for Capital Expenditures and Contingencies

At June 30, 2004, we had committed approximately $680,000 for capital expenditures for the purchase, site preparation and construction of one water storage tank at our Ambergris Caye, Belize plant. We intend to finance this project using cash from our Belize Bulk operations.

We have guaranteed to Scotiabank 50% of the Ocean Conversion (BVI) Ltd. loan of $880,000. The Scotiabank loan is repayable in 6 equal semi-annual installments of $125,000 with the balance of principal due May 31, 2006, bearing interest at 3-month LIBOR plus 1.5%.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Credit Risk

We are not exposed to significant credit risk on retail customer accounts in the Cayman Islands and Bimini, Bahamas, as our policy is to cease supply of water to customers whose accounts are more than 45 days overdue. Our main exposure to credit risk is from our bulk water sales customers in Belize, the Bahamas, the British Virgin Islands, Barbados and the Cayman Islands. In addition, the entire balance of our loans receivable are with one Bulk water customer, Water Authority-Cayman. These loans receivable are secured by assets which we hold until the receivable is paid in full.

Interest Rate Risk

As of June 30, 2004, we had loans outstanding totaling $18,454,829, all of which are based on various lending rates including LIBOR, Cayman Island’s Prime Rate or Nassau Prime Rate. We are subject to interest rate risk to the extent that any of these lending rates change.

Foreign Exchange Risk

All of our foreign currencies have fixed exchange rates to the U.S. dollar. If any of these fixed exchange rates become a floating exchange rate, however, our results of operation could be adversely affected.

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

PART II — OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

On June 9, 2003, we converted 2,388 shares of non-vested redeemable preferred stock for an equal number of ordinary shares under our Employee Share Incentive Plan. The issuance of the ordinary shares was exempt from registration under Regulation S promulgated under the Securities Act of 1933 (the “1933 Act”) because the ordinary shares were issued outside of the United States to non-U.S. persons (as defined in Regulation S) upon conversion of the redeemable preferred stock.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit
Number	Exhibit Description
3.2	Amendment to the Company’s Articles of Association

10.0	Deed of Indemnity Agreement

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of the Company

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of the Company

32.1	Section 1350 Certification of Chief Executive Officer of the Company

32.2	Section 1350 Certification of Chief Financial Officer of the Company

(b)	Reports on Form 8-K

A Current Report on Form 8-K was filed with the Securities and Exchange Commission (“SEC”) on April 14, 2004 by the Company disclosing information under Item 12. Results of Operations and Financial Conditions.

A Current Report on Form 8-K was filed with the Securities and Exchange Commission (“SEC”) on May 18, 2004 by the Company disclosing information under Item 12. Results of Operations and Financial Conditions.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONSOLIDATED WATER CO. LTD.

By: /s/ Frederick W. McTaggart

Frederick W. McTaggart
Chief Executive Officer

Dated: August 13, 2004