Form 10-Q
period 2004-09-30
CONSOLIDATED WATER CO LTD
filed 2004-11-22
CIK 928340

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transaction period from to

Commission File Number: 0-25248

CONSOLIDATED WATER CO. LTD.

(Exact name of Registrant as specified in its charter)

CAYMAN ISLANDS (State or other jurisdiction of incorporation or organization)	N/A (I.R.S. Employer Identification No.)

Trafalgar Place, West Bay Road, P.O. Box 1114 GT, Grand Cayman, B.W.I. (Address of principal executive offices)	N/A (Zip Code)

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
           Yes [   ] No [X]

As at November 5, 2004, there were 5,753,485 of the registrant’s ordinary shares of common stock, with CI$ 1.00 par value, outstanding.

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

CONSOLIDATED WATER CO. LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Expressed in United States Dollars)

	September 30,	December 31,
	2004	2003
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	9,119,384	8,236,924
Accounts receivable	6,278,203	3,859,496
Inventory	1,648,825	1,546,185
Prepaid expenses and other assets	479,188	596,386
Current portion of loans receivable	954,095	1,098,732

Total current assets	18,479,695	15,337,723
Loans receivable	2,517,179	3,194,346
Property, plant and equipment, net	28,400,996	29,662,297
Other assets	447,346	505,793
Investments in affiliates	10,487,002	10,034,260
Intangible assets	5,653,851	6,431,955
Goodwill	3,568,374	3,395,752

Total assets	$69,554,443	$68,562,126

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Dividends payable	797,126	686,118
Accounts payable and other liabilities	2,996,722	2,072,245
Current portion of long term debt	3,683,144	3,763,144

Total current liabilities	7,476,992	6,521,507
Long term debt	13,959,084	16,633,437
Security deposits and other liabilities	352,495	352,495
Minority interest in Waterfields Company Limited	859,076	806,160

Total liabilities	22,647,647	24,313,599

Stockholders’ equity
Redeemable preferred stock, $1.20 par value. Authorized 100,000 shares; issued and outstanding 13,921 shares as at September 30, 2004 and 13,585 shares at as December 31, 2003	16,705	16,302
Class A common stock, $1.20 par value. Authorized 9,840,000 shares; issued and outstanding 5,748,855 shares as at September 30, 2004 and 5,687,010 shares at as December 31, 2003	6,898,626	6,824,412
Class B common stock, $1.20 par value. Authorized 60,000 shares; issued and outstanding nil shares as at September 30, 2004 and nil shares as at December 31, 2003	—	—
Stock and options earned but not issued	95,568	21,494
Additional paid-in capital	27,170,138	26,773,342
Retained earnings	12,725,759	10,612,977

Total stockholders’ equity	46,906,796	44,248,527

Total liabilities and stockholders’ equity	$69,554,443	$68,562,126

The accompanying information and notes are an
integral part of these condensed consolidated financial statements.

CONSOLIDATED WATER CO. LTD.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Expressed in United States Dollars)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Retail water sales	2,522,708	2,572,152	9,634,096	8,253,530
Bulk water sales	2,552,605	2,141,092	7,716,477	4,621,534
Service revenue	203,741	290,857	675,543	867,730

Total revenue	5,279,054	5,004,101	18,026,116	13,742,794

Retail cost of sales	(1,280,030)	(1,208,113)	(4,071,181)	(3,642,109)
Bulk cost of sales	(1,913,867)	(1,725,331)	(5,808,369)	(3,889,921)
Service cost of sales	(142,734)	(94,236)	(447,851)	(354,944)

Total cost of sales	(3,336,631)	(3,027,680)	(10,327,401)	(7,886,974)

Gross profit	1,942,423	1,976,421	7,698,715	5,855,820
General and administrative expenses	(1,419,611)	(1,048,257)	(3,892,809)	(2,748,131)
Net loss due to Hurricane Ivan	(387,472)	—	(387,472)	—

Income from operations	135,340	928,164	3,418,434	3,107,689

Other income (expenses):
Interest income	21,600	24,975	54,237	56,768
Interest expense	(183,622)	(155,034)	(503,040)	(956,253)
Other income	127,981	119,155	378,696	310,848
Equity in earnings of affiliates	340,367	221,773	846,480	669,775

	306,326	210,869	776,373	81,138

Net income before income taxes	441,666	1,139,033	4,194,807	3,188,827
Income taxes	(6,836)	(2,538)	(21,011)	(24,051)
Minority Interest	(10,798)	(15,197)	(61,806)	(15,197)

Net income	$424,032	$1,121,298	$4,111,990	$3,149,579

Basic earnings per share	$0.07	$0.20	$0.72	$0.67

Diluted earnings per common share	$0.07	$0.20	$0.70	$0.66

Dividends declared per share	$0.115	$0.105	$0.345	$0.315

Weighted average number of common shares used in the determination of:
Basic earnings per share	5,748,855	5,570,570	5,731,898	4,660,588

Diluted earnings per share	5,886,791	5,676,375	5,861,790	4,770,941

The accompanying information and notes are an
integral part of these condensed consolidated financial statements.

CONSOLIDATED WATER CO. LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Expressed in United States Dollars)

	Nine Months	Nine Months
	Ended September 30,	Ended September 30,
	2004	2003
Net cash flows provided by operating activities	5,297,563	4,472,623

Cash flows provided by (used in) investing activities
Deferred expenditures	—	401,971
Purchases of property, plant and equipment	(1,728,524)	(1,841,816)
Proceeds from sale of property, plant and equipment	20,000	—
Business combinations, net of cash acquired	—	(19,892,894)
Investment in affiliate	—	(8,961,624)
Receipt of income from affiliate	681,750	—
Collections from loans receivable	821,804	671,083

Net cash used in investing activities	(204,970)	(29,623,280)

Cash flows provided by (used in) financing activities
Proceeds from new credit facility	—	28,056,126
Deferred expenditures	—	(383,207)
Dividends paid	(1,888,200)	(1,347,307)
Proceeds from issuance of stock	432,421	18,373,814
Principal payments of long term debt	(2,754,354)	(12,411,606)

Net cash (used in) provided by financing activities	(4,210,133)	32,287,820

Net increase in cash and cash equivalents	882,460	7,137,163
Cash and cash equivalents at beginning of period	8,236,924	568,304

Cash and cash equivalents at end of period	$9,119,384	$7,705,467

Interest paid in cash	$430,861	$600,335
Interest received in cash	$54,237	$55,957

The accompanying information and notes are an
integral part of these condensed consolidated financial statements.

CONSOLIDATED WATER CO. LTD.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Presentation of Financial Information

The accompanying unaudited Condensed Consolidated Financial Statements were prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. All adjustments that are, in the opinion of management, of a normal recurring nature and are necessary for a fair presentation of the interim financial statements have been included. The results of operations for the period ended September 30, 2004 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

The accompanying consolidated financial statements of the Company should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10 — K for the year ended December 31, 2003.

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

3. Stock Based Compensation

The Company currently has four stock compensation plans. The Company accounts for stock — based compensation plans for employees and directors using the intrinsic value method. Under this method, the Company records no compensation expense for stock options granted when the exercise price of options granted is equal to or greater than the fair market value of the Company’s common stock on the date of grant.

CONSOLIDATED WATER CO. LTD.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3. Stock Based Compensation (continued)

The following table presents the effect on net income and earnings per share if the Company had applied a fair value recognition method:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net income, as reported	$424,032	$1,121,298	$4,111,990	$3,149,579
Add: Stock-based employee compensation expense included in reported net income	45,750	31,738	113,067	97,078
Deduct: Total stock-based compensation expense determined under fair value based method for all awards	(77,773)	(38,082)	(170,051)	(175,576)

Pro forma net income	$392,009	$1,114,954	$4,055,006	$3,071,081

Earnings per share
Basic — as reported	$0.07	$0.20	$0.72	$0.67

Basic — pro forma	$0.07	$0.20	$0.71	$0.66

Diluted — as reported	$0.07	$0.20	$0.70	$0.66

Diluted — pro forma	$0.07	$0.20	$0.69	$0.64

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

CONSOLIDATED WATER CO. LTD.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

4. Segment Information (continued)

As at September 30 and for the three months then ended

	Retail Water		Bulk Water		Services
	2004	2003	2004	2003	2004	2003
Revenue	2,522,708	2,572,152	3,334,851	2,660,242	203,741	290,857
Cost of sales	1,280,030	1,208,113	2,192,300	1,888,104	142,734	94,236
Net income (loss)	(300,050)	504,735	634,739	440,677	16,846	145,166
Property, plant and equipment	18,402,083	19,407,313	11,882,772	11,591,488	31,103	10,215

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Reconciling items		Total
	2004	2003	2004	2003
Revenue	(782,246)	(519,150)	5,279,054	5,004,101
Cost of sales	(278,433)	(162,773)	3,336,631	3,027,680
Net income (loss)	72,497	30,720	424,032	1,121,298
Property, plant and equipment	(1,914,962)	(1,915,158)	28,400,996	29,093,858

As at September 30 and for the nine months then ended

	Retail Water		Bulk Water		Services
	2004	2003	2004	2003	2004	2003
Revenue	9,634,096	8,253,530	9,815,319	6,224,568	675,543	867,730
Cost of sales	4,071,181	3,642,109	6,618,580	4,456,908	447,851	354,944
Net income	1,935,283	2,499,787	1,891,178	645,098	111,357	195,034
Property, plant and equipment	18,402,083	19,407,313	11,882,772	11,591,488	31,103	10,215

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Reconciling items		Total
	2004	2003	2004	2003
Revenue	(2,098,842)	(1,603,034)	18,026,116	13,742,794
Cost of sales	(810,211)	(566,987)	10,327,401	7,886,974
Net income	174,172	(190,340)	4,111,990	3,149,579
Property, plant and equipment	(1,914,962)	(1,915,158)	28,400,996	29,093,858

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

The following summarizes information related to the computation of basic and diluted earnings per share for the three and nine month period ended September 30, 2004 and 2003.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net income, as reported	$424,032	$1,121,298	$4,111,990	$3,149,579
Less:
Dividends declared and earnings attributable on preference shares	(1,510)	(3,233)	(5,615)	(9,353)

Net income available to holders of ordinary shares in the determination of basic earnings per ordinary share	$422,522	$1,118,065	$4,106,375	$3,140,226

Weighted average number of ordinary shares in the determination of basic earnings per ordinary share	5,748,855	5,570,570	5,731,898	4,660,588
Plus:
Weighted average number of preference shares outstanding during the period	13,773	22,751	13,456	20,777
Potential dilutive effect of unexercised options	124,163	83,054	116,436	89,576

Weighted average number of shares used for determining diluted earnings per ordinary share	5,886,791	5,676,375	5,861,790	4,770,941

CONSOLIDATED WATER CO. LTD.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

6. Unusual loss

On September 11 and 12, 2004 Hurricane Ivan significantly affected the Company’s Cayman Islands operations. As a result, the Company suffered damage to its seawater conversion plants, which are covered by property insurance. Under generally accepted accounting principles, the Company is required to record the loss of any property, which must be replaced, in the period the loss occurs, and record any gain from the related insurance claim only when the recovery is probable. The Company has preliminarily estimated the total loss to its plant and equipment to be $1,342,274, its spare parts inventories to be $111,839 and costs relating to rebuilding Cayman Islands operations to be $133,359. These amounts have been recorded as an unusual loss on the income statement as “Net loss due to Hurricane Ivan”. The Company also suffered loss of profits during the period that it was unable to sell water to its Cayman Islands customers. The Company is currently quantifying this loss of profits with the intention of submitting a claim for such loss to its insurer under its Loss of Profits insurance policy. The Company has recorded probable recoveries from insurance of $1,200,000 partially offsetting the estimated loss of $1,587,472. At the time of this filing, the Company is still in the process of determining the exact extent of the damage to its plants and equipment and with the assistance of advisors, is preparing an insurance claim in an effort to recover losses sustained as a result of Hurricane Ivan.

7. Subsequent events

On November 12, 2004, the Company accepted a proposal from the loss adjuster of the insurance company for an advance payment of $1,200,000 towards claims for loss and damage to property resulting in the passing of Hurricane Ivan, which affected the Company’s Cayman Islands operations on September 11 and 12, 2004. This amount has been recorded as a receivable on the September 30, 2004 balance sheet and has offset part of the unusual loss of $1,587,472.

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

Trade accounts receivable: We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Management continuously evaluates the collectibility of accounts receivable and records an allowance for doubtful accounts based on estimates of the level of actual write-offs, which might be experienced. These estimates are based on, among other things, comparisons of the relative age of accounts and consideration of actual write-off history.

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

Retail water sales: Customers are billed monthly based on meter readings performed at or near each month end and in accordance with agreements, which stipulate minimum monthly charges for water service. Due to Hurricane Ivan, we were unable to perform our normal September month end billing procedures and did not charge our minimum monthly amounts to our Retail customers for the month of September. This resulted in an accrual being made based on an estimate of water delivered but unbilled at quarter end, when the readings were not performed. The accrual is matched with the direct costs of producing, purchasing and delivering water.

Bulk water sales: Customers are billed monthly based on meter readings performed at or near each month end and in accordance with agreements, which stipulate minimum monthly charges for water service. September meter readings were performed at month end and monthly minimums were invoiced as normal, but due to Hurricane Ivan, we had to estimate our electricity usage for our Cayman Operations, as we did not receive any billing data from our electrical supplier for the month of September. This resulted in an accrual being made for the electricity adjustment portion for the September Cayman Islands Bulk water bills. The accrual is matched with the direct costs of producing, purchasing and delivering water.

Recognition of net loss due to Hurricane Ivan: Under generally accepted accounting principles, we are required to record the loss of any property, which must be replaced, in the period the loss occurs, and record any gain from the related insurance claim only when the recovery is probable. We have preliminarily estimated the total loss to our plant and equipment to be $1,342,274, our spare parts inventories to be $111,839 and costs relating to rebuilding Cayman Islands operations to be $133,359. These amounts have been recorded as an unusual loss on the income statement as “Net loss due to Hurricane Ivan”. We also accepted a proposal from the loss adjuster of the insurance company for an advance payment of $1,200,000 towards claims for loss and damage to property resulting in the passing of Hurricane Ivan, which affected our Cayman Islands operations on September 11 and 12, 2004. This amount has been recorded as a receivable on the September 30, 2004 balance sheet and has offset part of the unusual loss of $1,587,472. At the time of this filing, we are preparing an insurance claim with the assistance of advisors, and plan to submit the claims in an effort to recover all losses sustained as a result of Hurricane Ivan.

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

Results of Operations

Three and Nine Months Ended September 30, 2004 Compared to Three and Nine Months Ended September 30, 2003

Revenue

Total revenue increased by 5.5% from $5,004,101 to $5,279,054 for the three months ended September 30, 2004 and by 31.2% from $13,742,794 to $18,026,116 for the nine months ended September 30, 2004 when compared to the same three and nine month period in 2003.

Revenue from our retail water (“Retail”) operations decreased by 1.9% from $2,572,152 to $2,522,708 for the three months ended September 30, 2003 and 2004, respectively, and increased by 16.7% from $8,253,530 to $9,634,096 for the nine months ended September 30, 2003 and 2004, respectively. For the three month period, this decrease was primarily due to the effects of Hurricane Ivan, which reduced our Cayman Islands Retail sales for September by more than half the budgeted amount. In the last half of September, our operations were only operating at limited capacity, due to the damage to our plants, and many of our retail customers were unable to take any water due to damage to their premises. For the nine month period, this increase was due to higher water sales in our primary market in the Cayman Islands, due to increased demand in both our tourist and residential markets before Hurricane Ivan. Published tourist air arrivals records are only available thru July 2004, however, they show a 25.0% increase for the month of July 2004 and a 14.5% increase for the seven months ended July 31, 2004 over the same periods in the prior year. Management feels that this trend is similar for August and September up to the time Hurricane Ivan hit the Island but since that time no visitors have been allowed on to the Island. It is reported that tourist air arrivals will resume on November 20, 2004. Residential markets increased due to increased residential development over the nine month period.

Revenue from our bulk water (“Bulk”) operations increased by 19.2% from $2,141,092 to $2,552,605 for the three months ended September 30, 2003 and 2004, respectively, and by 67.0% from $4,621,534 to $7,716,477 for the nine months ended September 30, 2003 and 2004, respectively. For the three month period this increase was due to the additional one month of revenue from our acquisition of Waterfields Company Limited when compared to the same three month period in 2003. For the nine month period this increase was due to an additional month of revenue from our acquisition of Ocean Conversion (Cayman) Limited operations and seven months of revenue from our acquisition of Waterfields Company Limited operations when compared to the same nine month period in 2003. Our Bulk operations on the Cayman Islands were less affected by Hurricane Ivan than our Cayman Islands Retail operations and therefore did not experience the same drop in revenue. Revenues from our Belize operations declined by 26.3% and 25.0%, respectively during the same three and nine month periods due to the reduced water rates in the new long-term contract which was signed in September 2003 and came into full effect on June 1, 2004 after all conditions precedent had been met or waived. These reduced prices have been partially offset by reduced amortization costs on an intangible asset representing the Belize water sale contract, which is now being amortized over 23 years. The new contract also makes us the exclusive producer of potable water for our customer on Ambergris Caye for the term of the agreement.

Revenue from services (“Service”) decreased by 30.0% from $290,857 to $203,741 for the three months ended September 30, 2003 and 2004, respectively, and by 22.1% from $867,730 to $675,543 for the nine months ended September 30, 2003 and 2004, respectively. For the three and nine month periods these decreases were due to fewer construction projects and the related decrease in engineering fees that are charged on labour and material costs associated with these projects. During 2003, we substantially completed our existing construction projects and have not commenced any new construction projects.

Other Income (Expenses)

Total other income increased from $210,869 to $306,326 for the three months ended September 30, 2003 and 2004, respectively, and from $81,138 to $776,373 for the nine months ended September 30, 2003 and 2004, respectively. For the three months ended, this increase was due to increased profit sharing and equity income from our investment in Ocean Conversion (BVI) Ltd. For the nine month ended, this increase was due primarily to decreased interest expense because we repaid our bridge loan facility on July 8, 2003 with proceeds from our 2003 equity offering, and the associated reduction of amortization costs of these bridge loan closing costs in the prior year. Increased profit sharing and equity income from our investment in Ocean Conversion (BVI) Ltd. also contributed to the increase in the nine month comparative period.

Cost of Sales

Total cost of sales increased by 10.2% from $3,027,680 to $3,336,631 for the three months ended September 30, 2004 and by 30.9% from $7,886,974 to $10,327,401 for the nine months ended September 30, 2004 when compared to the same three and nine month periods in 2003. During these same periods in 2004, our total revenue increased by 5.5% and 31.2%, respectively.

Cost of sales of our Retail operations increased by 6.0% from $1,208,113 to $1,280,030 for the three months ended September 30, 2003 and 2004, respectively, and by 11.8% from $3,642,109 to $4,071,181 for the nine months ended September 30, 2003 and 2004, respectively, while our Retail revenue decreased by 1.9% and increased by 16.7% for the same periods. For the three and nine month periods, these increases in cost of sales resulted primarily from additional variable costs related to the production of the additional water sold up to September 12, 2004 when Hurricane Ivan damaged our Cayman Island operations. From that point until September 30, 2004 we produced significantly less water than last year but still incurred our fixed operating costs.

Cost of sales of our Bulk operations increased by 10.9% from $1,725,331 to $1,913,867 for the three months ended September 30, 2003 and 2004, respectively, and by 49.3% from $3,889,921 to $5,808,369 for the nine months ended September 30, 2003 and 2004, respectively, while our Bulk revenue increased by 19.2% and 67.0% for the same periods. For the three month period this increase was due to the additional one month of cost of sales from our acquisition of Waterfields Company Limited when compared to the same three month period in 2003. For the nine months periods these increases in cost of sales were due to an additional month of expenses from our Ocean Conversion (Cayman) Limited operations and an additional seven months of expenses from our Waterfields Company Limited operations when compared to the same nine month periods in 2003. This increase was also affected by increased maintenance costs in our Belize operations. We have changed management and a number of other staff in our Belize operations and are working successfully to reduce these unscheduled repair costs by improving the capabilities of our staff and preventative maintenance program.

Cost of sales from our Service operations increased by 51.5% from $94,236 to $142,734 for the three months ended September 30, 2003 and 2004, respectively, and by 26.2% from $354,944 to $447,851 for the nine months ended September 30, 2003 and September 30, 2004, respectively, while our Service revenue decreased by 30.0% and 22.1% for the same periods. For the three and nine month periods these increases were due to additional labour expense because certain permanent staff were not charged out to construction projects. In addition for the nine month period the increase in cost of sales is due to an additional month of operations from both DesalCo Limited and its wholly-owned subsidiary DesalCo (Barbados) Ltd. For the three and nine month periods our Barbados operation also experienced increased maintenance when compared to the same periods is 2003.

Gross Profit

Overall gross profit margin decreased from 39.5% to 36.8% for the three months ended September 30, 2004 and increased from 42.6% to 42.7% for the nine months ended September 30, 2004 when compared to the same three and nine month periods in 2003, for the reasons explained below.

Gross profit margin for our Retail operations decreased from 53.0% to 49.3% for the three months ended September 30, 2004 and increased from 55.9% to 57.7% for the nine months ended September 30, 2004 when compared to the same three and nine month periods in 2003. The primary reason for the three month decrease was due to the effect of Hurricane Ivan, which limited our water sales for the last half of September, during which period we still incurred our fixed operational costs. For the nine months ended, this increase is due to a decrease in our Retail cost of sales resulting from (i) the cancellation of the Governor’s Harbour plant operating contract in February 2003, and (ii) higher production volumes from our Cayman water production equipment to meet increased customer demand with no additional fixed overhead costs.

Gross profit margin for our Bulk operations increased from 19.4% to 25.0% for the three months ended September 30, 2004 and from 15.8% to 24.7% for the nine months ended September 30, 2004 when compared to the same three and nine month periods in 2003. The primary reason for these increases is due to the addition of the operations of Waterfields Company Limited, which is producing water at a higher gross margin than our other bulk operations. The reason Waterfields Company Limited is able to operate at higher gross profit margins than some of our other Bulk operations is because Waterfields does not incur the amortization expense that our other Bulk operations incur. Various intangible assets were recognized in Ocean Conversion (Cayman) Limited when we acquired that company in February 2003, and in Belize Water Limited when we acquired that company in September 2000. Amortization expense of $529,676 and $581,591 was taken during each of the nine month ended September 30, 2003 and 2004, respectively in our Bulk operations.

Gross profit margin for our Service reporting segment decreased from 67.6% to 29.9% for the three months ended September 30, 2004 and from 59.1% to 33.7% for the nine months ended September 30, 2004 when compared to the same three and nine month periods in 2003. The primary reason for these decreases is because we did not have any new construction projects in 2004 from which we earn engineering revenues and to which we charge out certain labour costs. In addition, we carried out certain intermittent maintenance work in Barbados, which increased our costs.

General and Administrative Expenses

Total general and administrative expenses increased by 35.4% from $1,048,257 to $1,419,611 for the three months ended September 30, 2004 and by 41.7% from $2,748,131 to $3,892,809 for the nine months ended September 30, 2004 when compared to the same three and nine month periods in 2003. General and administrative expenses were at 20.9% and 26.9% of total revenue for the three months ended September 30, 2003 and 2004, respectively and at 20.0% and 21.6% of total revenue for the nine months ended September 30, 2003 and 2004, respectively.

General and administrative expenses for our Retail operations increased by 31.3% from $886,226 to $1,163,291 for the three months ended September 30, 2003 and 2004, respectively, and by 55.3% from $2,109,878 to $3,276,086 for the nine months ended September 30, 2003 and 2004, respectively. These increases are comprised of additional 2003 audit costs related to the work performed on the 2003 acquisitions, significantly higher 2004 audit fees, higher legal fees, new consulting fees related to the new internal control review and testing procedures, increases in salaries and bonuses, costs relating to our purchasing department, additional administration staff, increases in director fees and higher insurance premiums.

General and administrative expenses for our Bulk operations increased by 84.7% from $130,544 to $241,110 for the three months ended September 30, 2003 and 2004, respectively, and by 40.0% from $415,900 to $582,088 for the nine months ended September 30, 2003 and 2004, respectively. The three and nine month increases were due to additional expenses incurred by our Waterfields Company Limited operations for bank charges and government fees relating to the exchange of Bahamian dollars to U.S. dollars, higher directors fees and expenses, and increased legal fees relating to general legal advise. The nine month increase was also affected by an additional seven months of expenses from our Waterfields Company Limited operations when compared to the same nine month period in 2003.

General and administrative expenses for our Service reporting segment decreased by 51.7% from $31,487 to $15,210 for the three months ended September 30, 2003 and 2004, respectively, and by 84.4% from $222,353 to $34,635 for the nine months ended September 30, 2003 and 2004, respectively. In May 2003, we closed our Bermuda office and relocated those operations to the Cayman Islands. These decreases are the result of our assimilation of the general and administrative functions of that office.

Unusual loss

On September 11 and 12, 2004 Hurricane Ivan significantly affected our Cayman Islands operations. As a result, we suffered damage to our seawater conversion plants, which are covered by property insurance. Five out of six of our seawater conversion plants in the Cayman Islands suffered minor to moderate damage and our Britannia plant suffered catastrophic damage. We believe based on our assessment to date that the Britannia water production, post treatment and distribution equipment is a total loss. We are in the process of claiming such loss with our insurer. We are currently meeting all of our customers’ water demands without this plant in operation and we expect to replace this equipment before the end of March 2005. We believe that our remaining production capacity will be sufficient to meet the needs of our customers until the production capacity of our Britannia plant can be replaced.

Under generally accepted accounting principles, we are required to record the loss of any property, which must be replaced, in the period the loss occurs, and record any gain from the related insurance claim only when the recovery is probable. We have preliminarily estimated the total loss to our plant and equipment to be $1,342,274, $111,839 to our spare parts inventories and $133,359 relating to the rebuilding of the Cayman Islands operations. These amounts have been recorded as part of income from operations as an unusual loss in the income statement as “Net loss from Hurricane Ivan”. We also suffered loss of profits during the period that we were unable to sell water to our Cayman Islands customers. We are currently quantifying this loss of profits with the intention of submitting a claim for such loss to our insurer under our Loss of Profits insurance policy. We recorded probable recoveries of insurance of $1,200,000 partially offsetting our estimated loss of $1,587,472. At the time of this filing, management is preparing an insurance claim with the assistance of advisors, and plans to submit the claims in an effort to recover all losses sustained as a result of Hurricane Ivan. We expect that the resulting unusual loss for this quarter will be offset in future periods when we finalize our insurance claims and reach a final settlement.

The probable recoveries of insurance of $1,200,000 were recorded as part of accounts receivable and explain part of the accounts receivable increase. Accounts receivable also increased, as we were unable to perform our normal collection procedures for our Cayman Islands Retail operations during September 2004 due to Hurricane Ivan.

Net Income

Net income decreased by 62.2% from $1,121,298 to $424,032 for the three months ended September 30, 2004 and increased by 30.6% from $3,149,579 to $4,111,990 for the nine months ended September 30, 2004 when compared to the same three and nine month periods in 2003 as the result of factors explained above.

Dividends

On January 31, 2004, we paid a dividend of $0.105 per share to shareholders of record on December 31, 2003, on April 30, 2004, we paid a dividend of $0.115 per share to shareholders of record on March 31, 2004, on July 31, 2004, we paid a dividend of $0.115 per share to shareholders of record on June 30, 2004, and on October 31, 2004, we paid a dividend of $0.115 per share to shareholders of record on September 30, 2004. We have consistently paid dividends to owners of our ordinary and redeemable preferred shares since we began declaring dividends in 1985. Our board of directors has established a policy, but not a binding obligation, that we will seek to maintain a dividend pay out ratio in the range of 50% to 60% of net income. While this policy is subject to modification by our board of directors, we expect to continue increasing our dividends, if our earnings grow. Our payment of any future cash dividends, however, will depend upon our earnings, financial condition, capital demand and other factors, including the condition in our loan agreement with Scotiabank (Cayman Islands) Ltd. that dividends be paid only from current cash flows.

In October 2004, Waterfields Company Limited paid a dividend of BAH $10 per share to shareholders of record on September 9, 2004.

Liquidity and Capital Resources

Overview

For the three and nine months ended September 30, 2004, we generated cash primarily from our various business segments in the Cayman Islands, the Bahamas, Belize and Barbados and from dividends and profit sharing rights from our equity investment in the British Virgin Islands. Cash flow is affected by the timely receipt of customer payments, by operating expenses, the timeliness and adequacy of rate increases (excluding automatic adjustments to our rates for inflation and electricity costs), and various factors affecting tourism in the areas in which we operate, such as weather conditions and the world economy. We use cash to fund our various business segments in the Cayman Islands, the Bahamas, Belize and Barbados, to fund capital projects, to expand our infrastructure, to pay dividends, to repay principal on our loans, to repurchase our shares when appropriate and to take advantage of new investment opportunities which expand our operations.

Operating Activities

Cash generated from operating activities for the nine months ended September 30, 2003 and 2004 was $4,472,623 and $5,297,563, respectively. We generate cash through the utilization of our existing plants, equipment and resources in all segments of the business, minimization of water losses and operating efficiencies created by our management team.

Investing Activities

Cash used in investing activities during the nine months ended September 30, 2003 and 2004 was $29,623,280 and $204,970, respectively. During the nine months ended September 30, 2004, we used cash to make capital purchases and improvements to our water production plant and equipment in our Bulk and Retail segments and to our existing distribution system in our Retail segment. As at September 30, 2004, we had only purchased a small amount of replacement equipment due to Hurricane Ivan, but intend to replace most of the damaged assets in the next quarter. This was offset by cash provided by an advance payment received from our insurance claim, the collection of our loans receivable and from our investment in affiliates through receipt of profit sharing and dividends. During the same period in 2003, cash in the amount of $31,966,916 was used for acquisitions. We also continued to make minor expansions to our water distribution system in our Retail segment by constructing additional pipelines to service new developments within our exclusive licensed area.

Financing Activities

Cash provided by financing activities during the nine months ended September 30, 2003 was $32,287,820 and cash used in financing activities during the nine months ended September 30, 2004 was $4,210,133. During the nine months ended September 30, 2004 our primary financing activities were the payment of dividends and the repayment of long-term debt. This was partially offset by the issuance of shares though the exercise of stock options by management. During the comparable nine months ended September 30, 2003, our primary financing activity was to draw down $28,056,126 from our Scotiabank facilities. Also during that period, $2,214,286 was repaid on our Scotiabank facilities and $2,832,883 to repay another credit facility, which was closed.

Material Commitments for Capital Expenditures and Contingencies

At September 30, 2004, we had committed approximately $680,000 for capital expenditures for the purchase, site preparation and construction of one water storage tank at our Ambergris Caye, Belize plant which we intend to finance using cash from our Belize Bulk operations. We also expect to replace all plant and equipment, which was damaged by Hurricane Ivan during the fourth quarter of 2004 and in early 2005. We intend to finance these replacements using the proceeds of an insurance claim under our property insurance policy.

We have guaranteed to Scotiabank 50% of the Ocean Conversion (BVI) Ltd. loan of $630,000. The Scotiabank loan is repayable in 6 equal semi-annual installments of $125,000 with the balance of principal due May 31, 2006, bearing interest at 3-month LIBOR plus 1.5%.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Credit Risk

We are not exposed to significant credit risk on retail customer accounts in the Cayman Islands and Bimini, Bahamas, as our policy is to cease supply of water to customers whose accounts are more than 45 days overdue. Our main exposure to credit risk is from our bulk water sales customers in Belize, the Bahamas, the British Virgin Islands, Barbados and the Cayman Islands. In addition, the entire balance of our loans receivable is with one Bulk water customer, Water Authority-Cayman. These loans receivable are secured by assets which we hold until the receivable is paid in full.

Interest Rate Risk

As of September 30, 2004, we had loans outstanding totaling $17,642,228, all of which are based on various lending rates including LIBOR, Cayman Island’s Prime Rate or Nassau Prime Rate. We are subject to interest rate risk to the extent that any of these lending rates change.

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

PART II — OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

As consideration for their services to the Company, on July 6, 2004, the Company granted to 29 of its employees located in the Cayman Islands, Barbados and British Virgin Islands an aggregate of 1,960 shares of redeemable preferred stock (“Preferred Stock”) of which ten of these employees purchased an additional 764 shares at $13.45 per share. In addition, the Company issued to eight of its employees options to purchase an additional 4,240 ordinary shares of common stock having an exercise price of $23.47 per share. The securities issued to the employees were exempt from registration under Regulation S promulgated under the Securities Act of 1933 because the shares were offered and sold outside of the United States to non-US persons, as defined in Regulation S.

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

The options to purchase ordinary shares of common stock, which were issued to the employees as, discussed above vest on August 4, 2008 and expire one month thereafter. However, an option may be exercised by an employee at any time during the period commencing on the earliest of the date of death of the employee, the date on which the employment of the employee is terminated as a result of permanent disability or the date on which the employee retires having reached the age of 65 years.

Item 4. Submission of Matters to a Vote of Security Holders

(a) The Annual Meeting of the Company’s shareholders was held on August 11, 2004. Of the 5,746,467 ordinary shares outstanding and 13,585 Redeemable Preferred Shares outstanding on the record date of May 31, 2004, a total of 4,804,126 ordinary shares and 956 Redeemable Preferred Shares were present in person or by proxy. The ordinary shares and the Redeemable Preferred Shares are hereafter collectively referred to as the “Shares”.

(b)(i) The following directors were re-elected effective August 11, 2004:

	Votes Cast
	For	Withheld Authority
William Andrews	4,700,638	103,488
J. Bruce Bugg, Jr.	4,701,341	102,694
Brian E. Butler	4,697,896	105,230
Steven A. Carr	4,699,875	104,251

(b)(ii) The following directors were not up for election at the Annual Meeting and their terms of office as directors continued after the Annual Meeting: Jeffrey M. Parker, Carson K. Ebanks, Richard L. Finlay, Clarence B. Flowers, Jr., Frederick W. McTaggart, Wilmer Pergande and Raymond Whittaker.

(c)(i) The shareholders approved the issuance of the Company’s ordinary shares to Jeffrey M. Parker and Frederick W. McTaggart as part of their annual bonuses, if earned, in accordance with their respective employment agreements. Of the votes cast on this matter, 2,218,628 Shares voted for the approval of the issuance of shares to Messrs. Parker and McTaggart, 391,608 Shares voted against the matter and 39,503 Shares abstained from voting on the matter.

(c)(ii) The shareholders approved the elimination of Article 8.04 from the Company’s Articles of Association, which gives the Board of Directors the absolute discretion to decline to register a transfer of the Company’s ordinary shares without any reason, the renumbering of the first of the two Articles numbered 8.05 as 8.04 and the deletion from the first sentence of Article 9.02 of language referring to the right of the Board of Directors to decline to register a transfer of the Company’s ordinary shares. Of the votes cast on this matter, 2,508,824 Shares voted for the matter, 99,443 Shares voted against the matter and 41,472 Shares abstained from voting on the matter.

(c)(iii) The shareholders approved the Deed of Indemnity Agreements for members of the Company’s Board of Directors. Of the votes cast on this matter, 4,639,013 Shares voted for the matter, 118,780 Shares voted against the matter and 46,332 Shares abstained from voting on the matter.

(c)(iv) The shareholders voted to approve KPMG as the Company’s independent accountants for the year ending December 31, 2004, at the remuneration to be determined by the Board of Directors. Of the votes cast on this matter, 4,493,592 Shares voted for the matter, 282,171 Shares voted against the matter and 28,363_Shares abstained from voting on the matter.

Item 6. Exhibits

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

Dated: November 22, 2004