Form 10-K
period 2004-12-31
CONSOLIDATED WATER CO LTD
filed 2005-04-26
CIK 928340

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

     Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this 10-K or any amendments to this Form 10-K. [Not Applicable]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act. Yes ☑ No ☐

The aggregate market value of common stock held by non-affiliates of the registrant, based on the closing sales price for the registrant’s ordinary shares, as reported on the Nasdaq National Market on June 30, 2004, was $149,585,207.

As at June 30, 2004, there were 5,748,855 shares of the registrant’s ordinary shares outstanding.

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

The British Virgin Islands’ currency is U.S.$.

Section	Description	Page

PART I
Item 1.	Business	1
Item 2.	Properties	23
Item 3.	Legal Proceedings	26
Item 4	Submission of Matters to a Vote of Security Holders	26

PART II
Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters	27
Item 6.	Selected Financial Data	29
Item 7.	Management’s Discussions and Analysis of Financial Condition and Results of Operations	30
Item 7A.	Quantitative and Qualitative Disclosure about Market Risk	50
Item 8.	Financial Statements and Supplementary Data	51
Item 9A.	Controls and Procedures	93

PART III
Item 10.	Directors and Executive Officers of the Registrant	99
Item 11.	Executive Compensation	105
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	114
Item 13.	Certain Relationships and Related Transactions	117
Item 14	Principal Accounting Fees and Services	117

PART IV
Item 15	Exhibits and Financial Statement Schedules	118

SIGNATURES		126
Amended and Restated Articles of Association
Engagement Agreement
Employee share option notice letter/Billy Banker
Employee share option notice letter/Chet Ritch
Employee share option notice letter/David Hooker
Employee share option notice letter/Elizabeth Triana
Employee share option notice letter/Helverth Rodriguez
Employee share option notice letter/Ivan Tabora
Employee share option notice letter/Luis Wood
Employee share option notice letter/Maggie Julier
Subsidiaries
Consent of KPMG - Consolidated Water Co. Ltd.
Consent of KPMG - Ocean Conversion (BVI) Ltd.
Section 302 Certification of CEO
Section 302 Certification of CFO
Section 906 Certification of CEO
Section 906 Certification of CFO

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

     Important matters that may affect what will actually happen include, but are not limited to: tourism and weather conditions in the areas we service; our ability to manage, integrate and realize the benefits from our recent acquisitions; scheduled new construction within our operating areas; the economies of the U.S. and the areas we service; regulatory matters; availability of capital to repay a substantial portion of our bank debt and for expansion of our operations, and other factors described in the “Risk Factors” section below as well as elsewhere in this Annual Report. Prior to commencing construction on the Blue Hills and Windsor plants, the Company must negotiate a definitive agreement with the Water and Sewerage Corporation of the Bahamas and obtain financing for the projects, which we anticipate will consist of $12.0 million of debt and $10.0 million of equity. No assurances can be made that the Company will be able to obtain financing at all or that the available financing opportunities will be on terms acceptable to the Company.

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

     Effective February 1, 2003, we acquired interests in five companies, which operate a total of seven desalination plant facilities. With one of these acquisitions, we obtained the exclusive right through October 2009 to distribute the DWEER™ Energy Recovery System for use in reverse osmosis seawater desalination plants in the Caribbean basin. We believe the DWEER™ System makes us more competitive when bidding for new plant construction projects.

     On July 30, 2003, we acquired a further 13.5% of Waterfields Company Limited (“Waterfields”) and effective August 1, 2003, acquired an additional 64.7% interest resulting in total controlling interest of 90.9% of Waterfields. These acquisitions increased our daily water production capacity in the Cayman Islands and the Commonwealth of the Bahamas and expanded our geographic presence to include Barbados and the British Virgin Islands. As a result of these acquisitions, our daily capacity has more than tripled from approximately 2.9 to 10.9 million U.S. gallons per day.

     Our strategy is to provide water services in areas where the supply of potable water is scarce. We have focused on the Caribbean basin and adjacent areas as our principal market because these areas have: little or no naturally occurring fresh water; limited local regulations and taxes allowing for higher returns than most highly regulated countries and a large proportion of tourist properties, which historically have generated higher volume sales than residential properties.

     To execute this strategy, we plan to grow our business by:

•	continuing to develop our production and distribution infrastructure and providing high quality potable water to our licensed area in the Cayman Islands;

•	expanding our existing operations in Belize, Barbados, the British Virgin Islands and the Commonwealth of the Bahamas;

•	extending our operations to other markets outside our current areas of operation where there is a need for potable water; and

•	broadening our existing and future operations into complimentary services, such as wastewater management.

     Our business group structure is defined based on areas of management responsibility, which are (i) the operations to supply water to retail customers, (ii) the operations to supply water to bulk customers, and (iii) the provision of engineering and management services. In 2003, we changed the composition of our reportable segments. The operations in the Cayman Islands and the Bahamas that had previously been reported as separate geographical segments are included in our Retail Water segment and the operation in Belize is included in our Bulk Water segment. Our Services segment is a new business segment created as a result of our acquisitions in February 2003. In 2004, our Retail Water, Bulk Water

and Services segments accounted for 52%, 44% and 4%, respectively of our total revenue. In 2003, these percentages were 57%, 37% and 6%, respectively and in 2002, these percentages were 88%, 12% and nil%, respectively.

Financial Information about Business Segments

     Financial information about business segments is included in Note 18 in our consolidated statements set forth in ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA herein.

Business Combinations

     Our consolidated financial statements include the accounts of our wholly-owned subsidiaries Cayman Water Company Limited, Belize Water Limited, Ocean Conversion (Cayman) Limited, DesalCo Limited, DesalCo (Barbados) Ltd, and our majority owned subsidiary Waterfields Company Limited. The operating results of Ocean Conversion (Cayman) Limited, DesalCo Limited and DesalCo (Barbados) Ltd. have been included in the consolidated financial statements effective February 1, 2003. The operating results of Waterfields Company Limited have been included in the financial statements effective August 1, 2003. All inter-company balances and transactions have been eliminated. Our investment in Ocean Conversion (BVI) Ltd. has been accounted for under the equity method of accounting.

RETAIL WATER OPERATIONS

     Our Retail water segment accounted for 52% of our revenues in 2004 (2003: 57%; 2002: 88%) and is comprised of businesses in the Cayman Islands and the Commonwealth of the Bahamas. These businesses produce potable water from seawater and distribute this water to end-users, including residential, commercial and government customers.

Retail Water Operations in the Cayman Islands

     In the Cayman Islands, we sell retail water to a variety of customers through our wholly-owned subsidiary Cayman Water Company Limited.

     Our retail operations in the Cayman Islands currently produce potable water at three reverse osmosis seawater conversion plants in Grand Cayman, namely our Governor’s Harbour plant, West Bay plant and Britannia plant. The Britannia plant was destroyed by Hurricane Ivan in September 2004 and is not expected to be fully functional again until May 2005. We own the land where two of our three water plants are located and have entered into a 25-year lease on the site where the third plant is located. The current production capacities of our Governor’s Harbour plant and West Bay plant are 1.2 million and 710,000 U.S. gallons per day, respectively. The production capacity of the Britannia plant will be 750,000 U.S. gallons per day when it is restored to operating condition in May 2005. Since the Governor’s Harbour and West Bay plants began production of water, they have consistently been capable of operating at or near their rated capacity.

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

     In the event of an emergency, our distribution system is connected to the George Town, Grand Cayman distribution system of Water Authority-Cayman. In prior years in order to efficiently maintain our equipment, we have purchased water from Water Authority-Cayman for brief periods of time. We have also sold potable water to the Water Authority-Cayman from time to time. After Hurricane Ivan struck the island in September 2004, we purchased approximately 1.6 million U.S. gallons of water from the Water Authority-Cayman while we were making repairs to our own water production and distribution systems.

     Our pipeline system in the Cayman Islands covers the Seven Mile Beach and West Bay areas of Grand Cayman and consists of approximately 68 miles of PVC pipeline. We extend our distribution system periodically as property developments are completed. We have a main pipe loop covering a major part of the Seven Mile Beach area. We place extensions of smaller diameter pipe off our main pipe to service new developments in our service area. This system of building branches from the main pipe keeps our construction costs low and allows us to provide service to new areas in a timely manner. During 2004, we completed a number of small pipeline extensions into newly developed properties within our distribution system.

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

Residential and Commercial Operations in the Cayman Islands

     We enter into standard contracts with hotels, condominiums and other properties located in our existing licensed area to provide potable water to such properties. We currently have agreements on differing terms and rates to supply potable water to the 309-room Marriott Hotel, the 343-room Westin Hotel, the 357-room Hyatt Hotel and Britannia Golf Course, and to supply non-potable water to the SafeHaven Golf Course.

     In the Seven Mile Beach area, our primary customers are the hotels and condominium complexes which serve the tourist industry. On September 11 and 12, 2004, Hurricane Ivan significantly damaged many of the hotel and condominium properties within our Cayman Islands license area. On March 1, 2005, the Government of the Cayman Islands reported that approximately 35% of Grand Cayman’s hotels rooms were fit for occupancy. The Government also reported that room availability is not expected to be fully restored to pre-Ivan levels until well into 2006. In the West Bay area, our primary customers are residential homes. Occasionally, we also supply to, or buy from, on an as-needed basis, the Water Authority-Cayman, which serves the business district of George Town and other parts of Grand Cayman.

     Although adversely impacted by Hurricane Ivan, development is taking place on Grand Cayman, and particularly in our licensed area to accommodate both the growing local population and the tourism market. Because our license requires us to supply water to developments in our licensed area, the planning department of the Cayman Islands government routinely advises us of proposed developments in our licensed area. This advance notice allows us to manage our production capacity to meet anticipated demand. We believe that we have, or have contracted for, a sufficient supply of water to meet the foreseeable future demand.

     We bill on a monthly basis based on metered consumption. Receivables are typically collected within 30 to 35 days after the billing date and receivables not collected within 45 days subject the customer to disconnection from our water service. In 2004, bad debts represented less than 1% of our total sales for the year. Customers who have had their service disconnected must pay re-connection charges.

     The following table shows, for each of the five years ended December 31, 2004, our total number of customer connections at the end of each year and metered sales of water for that year:

	2004	2003	2002	2001	2000
Number of Customers	3,600	3,300	3,100	2,999	2,836
Miles of Pipeline	68	67	66	65	64
Metered Sales (in thousands of U.S. gallons):
Commercial	451,609	429,013	405,545	358,711	345,940
Residential	122,699	107,528	103,661	104,002	97,759
Government	7,584	6,164	13,789	11,425	7,599

Total Metered Sales	581,892	542,705	522,995	474,138	451,298

     The table above does not precisely represent the actual number of facilities we service. For example, in hotels and condominiums, we may only have a single customer, which is the operator of the hotel or the condominium, but we actually supply water to all of the units within that hotel or condominium development. Of the customers indicated in the table above, as of 2004, 56.0% were residential, 42.8% were hotels, condominiums and other commercial customers and 1.2% were government facilities.

     In the past, demand on our pipeline distribution has varied throughout the year. Demand depends upon the number of tourists visiting and the amount of rainfall during any particular time of the year. In general, the majority of tourists come from the United States during the winter months.

     We have an agreement with Safehaven Ltd. to supply non-potable water on demand to irrigate an 18-hole golf course. Since December 31, 2004, the agreement may be terminated by either party upon four months notice. We had been in discussions with Safehaven Ltd. prior to the passing of Hurricane Ivan to replace this agreement with a new long term supply contract. However, no further discussions have been held since August 2004 and we may not be able to renew this agreement.

     Before 1991, any owner of property within our licensed area could install water-making equipment for its own use. Since 1991, that option is only available to private residences, although water plants in existence prior to 1991 can be maintained but not replaced or expanded. When the Marriott Hotel was built in 1990 in our licensed area, the developer installed its own reverse osmosis seawater desalination equipment. The equipment proved unreliable, and on February 4, 1994, we entered into an agreement with the owner of the Marriott Hotel to supply between 60,000 and 180,000 U.S. gallons of water per month at our standard tariff rates. If we are required to supply more than 180,000 U.S. gallons in a month, we will provide the water at our standard tariff rates on a best efforts basis. The owner of the hotel has indicated that it may refurbish the reverse osmosis equipment, however, we do not believe the hotel has the right to refurbishment or replace the plant under Cayman Islands law.

     In 1995, we entered into a 10-year agreement with the owner of the Westin Hotel. This agreement requires us to supply up to 1.86 million U.S. gallons per month at a discount to our standard tariff rates, and to supply any additional demand on a best efforts basis. The Westin Hotel maintains storage capacity on-site, assists pressurization with on-site re-pumping facilities, and has provided us with a letter of credit that covers the cost of water supply for 45 days. Upon expiration of the agreement in October 2005, we expect to supply the Westin Hotel under the terms and conditions of our Seven Mile beach license agreement with the Cayman Islands Government.

     On February 1, 2002, we entered into a 25-five year agreement to acquire the Britannia plant and to supply a minimum of 62.0 million U.S. gallons of potable water per year on a take or pay basis to Cayman Hotel and Golf, Inc., the owner of the Hyatt Grand Cayman Resort and Britannia golf course. We are required by our government license to meet any water demand from our customer above the 62.0 million U.S. gallons of water supplied per year. A portion of the Hyatt Hotel has been closed since it was damaged by Hurricane Ivan in September 2004 and water demand under this contract has been reduced. Cayman Hotel and Golf, Inc. is invoiced for the monthly minimum balance but we only record the revenue associated with the water used by them and accrue a credit equal to the cost of the difference between their monthly minimum volume charged and their actual consumption for that month. This credit resets every twenty-four months and as of February 1, 2005 Cayman Hotel and Golf had a credit of 14,745,370 U.S. gallons, which they must use or lose before June 1, 2006.

Retail Water Operations in the Bahamas

     In 2000, we entered into a water supply agreement with South Bimini International Ltd., a company incorporated in the Commonwealth of Bahamas, and on July 11, 2001 we began to provide potable water from one reverse osmosis seawater conversion plant in South Bimini, Bahamas capable of producing 115,000 U.S. gallons per day. Potable water is supplied to Bimini Sands Resort, a marina and condominium development and Bimini Beach Hotel, a 40 room hotel. The developer of the Bimini Sands Resort continues to develop the property, but we are not currently aware of any time schedule by the developer for the completion of the additional condominium units. Under our agreement, South Bimini International Ltd. is committed to pay for a minimum of 3,000 U.S. gallons of water per customer per month (36,000 U.S. gallons per customer per year) on a take or pay basis in relation to the Bimini Sands Resort. The price of water supplied is adjusted for inflation annually based on Bahamian and U.S. government indices, and adjusted monthly for changes in the cost of electricity. During 2004, we supplied South Bimini International Ltd. with 4.5 million U.S. gallons of water.

     We believe that water sales in Bimini will continue to be cyclical. We expect that our sales will be higher during the summer months when tourists and fisherman arrive from the United States by boat, and when several large angling tournaments are traditionally held in Bimini. We expect that our sales will be lower during winter months when the weather is not conducive to pleasure boat travel from the United States.

     Feed water for the reverse osmosis unit is drawn from deep wells with associated pumps on the property. Reject water is discharged into brine wells on the property at a deeper level than the feed water intakes.

     Electricity to our plants is supplied by Bahamas Electricity Corporation. We maintain a diesel driven, standby generator with sufficient capacity to operate our distribution pumps and other essential equipment during any temporary interruption in the electricity supply.

Retail Water Demand and Average Sales Price

     The table below lists the total volume of water we supplied on a quarterly basis for the five years ended December 31, 2004 to all of our Retail Water customers:

	2004	2003	2002	2001	2000
	(in thousands of U.S. gallons)
First Quarter	176,346	141,575	141,559	119,115	125,869
Second Quarter	175,813	144,134	146,488	129,305	117,766
Third Quarter	123,512	125,510	120,201	119,182	100,259
Fourth Quarter	110,754	134,957	119,231	107,536	107,404

Total	586,425	546,176	527,479	475,138	451,298

     Our average sales price of potable water sold to our Retail water customers for the three years ended December 31, 2004, 2003 and 2002 are as follows:

	2004	2003	2002
	(per 1,000 U.S. gallons)
Average Sales Price	$20.62	$19.69	$19.79

BULK WATER OPERATIONS

     Our Bulk water segment accounted for 44% of our revenues in 2004 (2003: 37%; 2002: 12%) and is comprised of businesses in the Cayman Islands, Belize, British Virgin Islands, and the Commonwealth of the Bahamas. These businesses produce potable water from seawater and sell this water to governments and private customers.

Bulk Water Operations in the Cayman Islands

     In the Cayman Islands, we sell bulk water, through our wholly-owned subsidiary Ocean Conversion (Cayman) Limited. Ocean Conversion (Cayman) Limited provides water on a take or pay basis to the Water Authority-Cayman, a government owned utility and regulatory agency, under various licenses and agreements. The Water Authority-Cayman in turn distributes that water to properties in the parts of Grand Cayman that are outside of our retail licensed area. During 2004, we supplied the Water Authority-Cayman with 805.0 million US gallons of water.

     As a result of our acquisition of Ocean Conversion (Cayman) Limited, we operate, but do not own, three additional reverse osmosis seawater conversion plants in Grand Cayman with a total installed capacity of 2.9 million U.S. gallons per day: the Red Gate Road plant with a production capacity of 1.3 million U.S. gallons per day, the Lower Valley plant with a production capacity of 792,000 U.S. gallons per day and the North Sound plant with a production capacity of 792,000 U.S. gallons per day. Each of these plants was damaged to varying degrees from Hurricane Ivan in September 2004, and were restored to fully operational status and production capacity in the fourth quarter of 2004. The plants that we operate for Water Authority-Cayman are located on land owned by the Cayman Islands government.

     In April 1994, our wholly-owned subsidiary, Ocean Conversion (Cayman) Limited, was granted a seven-year water supply license by the government of the Cayman Islands and the Water Authority-Cayman to supply desalinated water from the Red Gate Road plant. In January 2001, this agreement was extended for seven years with effect from December 2001. Under the terms of this license, Ocean Conversion (Cayman) Limited is obligated to deliver to the Water Authority-Cayman the amount of water it demands or 1.2 million U.S. gallons of water per day on average each month, whichever is less.

     In June 1997, our wholly-owned subsidiary, Ocean Conversion (Cayman) Limited, was granted a seven-year water supply license by the government of the Cayman Islands and the Water Authority-Cayman to supply desalinated water from the Lower Valley plant. In August 1999, this agreement was extended with effect from March 1999 until March 2006. Under the terms of this license, Ocean Conversion (Cayman) Limited is obligated to deliver to the Water Authority-Cayman the amount of water it demands or 713,000 U.S. gallons of water per day on average each month, whichever is less. We recently submitted a proposal to the Water Authority-Cayman to increase the capacity of the Lower Valley plant to 1.06 million US gallons per day in exchange for certain pricing changes and a seven-year extension of the license. We have been advised that the offer has been accepted by the Water Authority Board of Directors and we are awaiting confirmation of approval by the Cabinet of the Cayman Islands Government to proceed with the expansion.

     In December 2001, our wholly-owned subsidiary, Ocean Conversion (Cayman) Limited, was granted a seven-year water supply license, with effect from November 2002, by the government of the Cayman Islands and the Water Authority-Cayman to supply desalinated water from the North Sound plant. Under the terms of this license Ocean Conversion (Cayman) Limited is obligated to deliver to the Water Authority-Cayman the amount of water it demands or 713,000 U.S. gallons of water per day on average each month, whichever is less.

Bulk Water Operations in Belize

     In Belize, we sell bulk water through our wholly-owned subsidiary Belize Water Limited which we acquired on July 21, 2000, as Seatec Belize Ltd. and subsequently changed its name to Belize Water Limited. Belize Water Limited provides water under a 23 year agreement to Belize Water Services Ltd. (“BWSL”), which distributes the water through its own pipe line system to residential, commercial and tourist properties in Ambergris Caye, Belize. During 2004, we supplied BWSL with 110 million U.S. gallons of water.

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

     On September 17, 2003 we entered into a 23-year contract with BWSL to supply a minimum of 1.75 million US gallons of water per week, or upon BWSL’s demand up to 2.1 million US gallons per week, on a take or pay basis. This contract supercedes our June 26, 1992 contract with BWSL to supply a minimum of 135,000 U.S. gallons of water per day to BWSL. Additionally we are BWSL’s exclusive supplier of desalinated water on Ambergris Caye, Belize throughout the term of the contract. The new contract came into effect on June 1, 2004 when all conditions precedent were met or waived. On November 12, 2003, we offered and BWSL accepted a reduced concessionary water rate, effective

November 1, 2003, which is equal to the water rate that we will charge BWSL under the new agreement. This reduced concessionary rate was charged until the new contract became effective.

     This contract terminates on March 23, 2026. However BWSL has the option to advise us no later than six months before the termination date that it wishes to renew the contract for a further 25-year period on the same terms and conditions.

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

     We bill on a monthly basis based on metered consumption. Receivables are due within 21 days after the billing date. Interest of 1% per month is charged on any delayed payments.

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

     Electricity to our plant is supplied by Belize Electricity Limited. At the plant site, we maintain a diesel driven, standby generator with sufficient capacity to operate our essential equipment during any temporary interruption in the electricity supply.

Bulk Water Operations in the British Virgin Islands

     In the British Virgin Islands, we sell bulk water through our affiliate, Ocean Conversion (BVI) Ltd., to the Government of the British Virgin Islands Water and Sewerage Department (“BVIW&S”), which distributes the water through its own pipeline system to residential, commercial and tourist properties on the islands of Tortola and Jost Van Dyke. During 2004, Ocean Conversion (BVI) Ltd. supplied BVIW&S with 471.0 million U.S. gallons of water.

     Ocean Conversion (BVI) Ltd. supplies desalinated water produced from its Baughers Bay desalination plant in Tortola, British Virgin Islands to BVIW&S on a month-to-month basis. On May 31, 1999, the British Virgin Islands Government did not extend the water supply agreement for a seven-year period, and did not make a terminal payment of $1.42 million to Ocean Conversion (BVI) Ltd., which would have entitled them to take possession of the Baughers Bay plant. On January 28, 2000, the government advised Ocean Conversion (BVI) Ltd. that it considered a water sales arrangement to be in force on a monthly basis until negotiations for a new agreement could be concluded. Negotiations on the terms of a new agreement have not proceeded since our acquisition of interests in Ocean Conversion

(BVI) Ltd. We are presently awaiting an indication from government that they wish to meet to discuss the terms of a new agreement.

     Ocean Conversion (BVI) Ltd.’s Baughers Bay plant was expanded in December 2003 to a capacity of 1.7 million U.S. Gallons per day. The plant is a seawater reverse osmosis plant with an advanced energy recovery system. Ocean Conversion (BVI) Ltd. generates its own electrical power on site using two large Caterpillar diesel driven generator units. Ocean Conversion (BVI) Ltd. also purchases electricity from the BVI Electric Co. to power ancillary equipment and provide building lighting.

     Our wholly-owned subsidiary, DesalCo Limited, provides certain senior management as well as other management and engineering services to Ocean Conversion (BVI) Ltd. in the form of accounting services, personnel management and plant management for a monthly fee of $20,500. DesalCo Limited also receives a bonus of 4% of the annual net operating income of Ocean Conversion (BVI) Ltd.

     Under the Articles of Association of Ocean Conversion (BVI) Ltd., we appoint three of the six directors of the company. Sage Water Holdings (BVI) Limited, which owns the remaining 50% of the issued and outstanding voting shares, is entitled to appoint the remaining three directors. If there is a tied vote on any matter, the President of the Caribbean Water and Wastewater Association will be entitled to appoint a junior director to break the tie.

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

Bulk Water Operations in the Bahamas

     In the Commonwealth of the Bahamas, we sell bulk water through our majority-owned subsidiary, Waterfields Company Limited, to the Water and Sewerage Corporation of the Bahamas (“WSC”), which distributes the water through its own pipeline system to residential, commercial and tourist properties on the island of New Providence. During 2004, Waterfields Company Limited supplied WSC with 831 million U.S. gallons of water.

     As a result of our acquisition of DesalCo Limited on February 7, 2003, we acquired a 12.7% interest in Waterfields Company Limited. On July 30, 2003, we acquired a further 13.5% of Waterfields and effective August 1, 2003, acquired an additional 64.7% interest resulting in total controlling interest of 90.9% of Waterfields.

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

     During 2004, we experienced various equipment failures and operational problems, which caused us to incur penalties for not supplying minimum water volumes to WSC. We also incurred penalties for not meeting the diesel fuel and electricity efficiencies specified in our water sale agreement with WSC. These penalties totaled $313,408 in 2004. We have undertaken a program to replace certain equipment prone to repetitive failure and reduce the fouling tendency of the feed water to the plant.

     Feed water for the reverse osmosis unit is drawn from deep wells with associated pumps on the property. Reject water is discharged into brine wells on the property at a deeper level than the feed water intakes.

     Electricity to our plants is supplied by Bahamas Electricity Corporation. We maintain a standby generator with sufficient capacity to operate essential equipment at our Windsor Plant and are able to produce water with this plant during any temporary interruptions in the electricity supply.

     On February 16, 2005, the Honorable Bradley Roberts, Minister of Works and Utilities of the government of the Commonwealth of the Bahamas, announced at a press conference in the Bahamas that the Bahamas government accepted the bid of Consolidated Water Co. Ltd. (the “Company”) to build a new seawater desalination plant (the “Blue Hills Plant”) on the island of New Providence in the Bahamas. Although not part of the Blue Hills Plant bid, the Company will also expand the Company’s existing seawater desalination plant (the “Windsor Plant”) on the island of New Providence. On March 11, 2005, the Water and Sewerage Corporation (the “WSC”) of the Bahamas delivered a formal letter of acceptance (the “Letter”) of the Company’s bid to the Company and Waterfields Company Limited, a subsidiary of the Company incorporated in the Bahamas (“Waterfields”). On April 11, 2005, the Company and Waterfields accepted the terms set forth in the Letter relating to the construction of the Blue Hills Plant and delivered the Letter to WSC.

     When completed, the Company expects that the Blue Hills Plant will produce 7.2 million U.S. gallons potable water per day and will be the Company’s largest seawater conversion facility. The Company’s expansion of the Windsor Plant will increase the capacity of the Windsor Plant by approximately 40%, to approximately 3.6 million U.S. gallons of potable water per day. As part of its agreement with WSC, the Company is required to provide engineering services and equipment to reduce the amount of water that is lost throughout WSC’s pipeline distribution system on New Providence.

     On March 10, 2005, Biwater International Limited, a corporation which was unsuccessful in its bid for the construction of the Blue Hills Plant, and Biwater Bahamas Limited (“BBL”) filed an application with the Supreme Court of the Commonwealth of Bahamas for judicial review of WSC’s award for the construction of the Blue Hills Plant to the Company. The unsuccessful bidder and BBL are seeking an order from the court rescinding the award to the Company of the Blue Hills Plant construction project and an order awarding the project to the unsuccessful bidder. In the alternative, the unsuccessful bidder and BBL are seeking an order from the court awarding compensatory and exemplary damages to them. The Company is not a party to this action.

     The Company and Waterfields have taken preliminary steps to perform under their agreement with WSC. WSC has entered into an agreement to indemnify the Company and Waterfields against all expenses and losses incurred by the Company and Waterfields, including loss of profits, which the Company and Waterfields may incur if the court were to award the Blue Hills Plant construction project to Biwater International Limited.

     In order to finance the construction of the Blue Hills Plant and the expansion of the Windsor Plant, the Company has retained Nassau-based Fidelity Merchant Bank & Trust Limited (“Fidelity”) and its affiliated companies to serve as the Company’s financial advisor and placement agent to explore a public offering outside of the United States of approximately $10 million in Bahamas Depository Receipts (“BDRs”) and to arrange for approximately $12 million in bank debt and bond financing for the Blue Hills Plant. In addition to the debt financing for the Blue Hills Plant, the Company and Fidelity are also exploring the feasibility of refinancing some or all of the Company’s existing bank debt. The Company has agreed to pay Fidelity a placement fee in cash equal to 3% of the aggregate amount of the BDRs which are sold in the Bahamas and 0.5% of the aggregate amount of the bank debt financing obtained. Terms and fees for the bond financing are currently being negotiated. There can be no assurances that the BDR financing will be completed or that the debt financing will be obtained. The successful completion of the contemplated BDR financing is dependent upon several factors, including the outcome of the unsuccessful bidders’ attempt to obtain an injunction from the Bahamian court, the absence of adverse changes to the Company’s business or financial condition and the prevailing securities market conditions at the time the BDRs are marketed in the Bahamas.

Bulk Water Demand and Average Sales Price

     The table below lists the total volume of water we supplied on a quarterly basis for the four years ended December 31, 2004 to all of our Bulk water customers:

	2004	2003	2002	2001
	(in thousands of U.S. gallons)
First Quarter	438,851	133,682	24,751	24,589
Second Quarter	458,455	208,107	30,206	26,519
Third Quarter	424,665	345,307	30,028	21,404
Fourth Quarter	424,434	414,404	27,552	21,266

Total	1,746,405	1,101,500	112,537	93,778

     Our average sales of potable water sold to our Bulk water customers for the three years ended December 31, 2004, 2003 and 2002 are as follows:

	2004	2003	2002
	(per 1,000 U.S. gallons)
Average Sales Price	$5.90	$6.97	$13.07

SERVICES OPERATIONS

Engineering and Management Services Operations acquired through DesalCo Limited

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

     In 2003, DWEER Technology Ltd. (“DWEER Tech”), the owner of the DWEER™ technology, licensed the world-wide rights to the DWEER™ technology to Calder AG, a Swiss company. On February 26, 2004 we entered into a new exclusive Caribbean distributorship agreement with Calder AG for the DWEER™ technology, and amended the terms of our distributorship agreement with DWEER Tech. The Calder agreement supercedes our agreement with DWEER Tech, and contains terms comparable to the DWEER Tech agreement.

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

     Under the terms of a supply and operating agreement with Sandy Lane Properties Ltd., DesalCo Limited constructed and operates a seawater desalination plant, which provides irrigation water for several golf courses on the Sandy Lane Resort in St. James, Barbados. The plant and property are owned by Sandy Lane Properties Ltd. and DesalCo Limited operates the plant under the terms of a five-year operating agreement, which expires in January 2006. We are not currently in discussions with Sandy Lane to extend the term of this operating agreement, but intend to hold such discussions at some point in the future. In 2004 and 2003, the Sandy Lane Operating agreement generated revenues of $402,631 and $397,929, respectively. Sandy Lane Properties Ltd. has the option to cancel the operating agreement with three months prior notice to DesalCo Limited, subject to certain penalties for early termination of the operating agreement. The operating agreement was assigned to DesalCo Limited’s wholly-owned subsidiary, DesalCo (Barbados) Ltd., in January 2001 and DesalCo (Barbados) Ltd. pays a monthly assignment fee to DesalCo Limited equal to 8% of the gross revenue received under the operating agreement. DesalCo Limited also provides certain engineering services and pays a portion of the plant manager’s salary in exchange for a management fee of $12,437 per month and reimbursement of expenses. This management fee was reduced in May 2003 from approximately $14,700 per month.

OTHER INFORMATION REGARDING THE COMPANY’S BUSINESS

Wastewater Services in the Cayman Islands

     We began providing sewerage services on Grand Cayman in 1973. In 1987, the Cayman Islands government, through Water Authority-Cayman, constructed a public sewerage system in part of the Seven Mile Beach area where Governor’s Harbour is located. In 1988, Water Authority-Cayman began processing sewage delivered by the pipelines and lift stations in that area and we stopped our processing of sewage. Water Authority-Cayman currently directly bills our former sewerage customers for its services. In October 2001, we reached an agreement with the Water Authority-Cayman pursuant to which Water Authority-Cayman assumed, in November 2002, the operation of two remaining sewage lift stations, which we had operated. No revenue was earned for wastewater services during the three years ended December 31, 2004.

The Government in the Cayman Islands, Customs Duties and Taxes

     The Cayman Islands are a British Overseas Territory of the United Kingdom and have had a stable political climate since 1670, when the Cayman Islands were ceded to England by the Treaty of Madrid. The Queen of England appoints the Governor of the Cayman Islands to make laws with the advice and consent of the legislative assembly. There are 15 elected members of the legislative assembly and three members appointed by the Governor from the Civil Service. The Cabinet is responsible for day-to-day government operations. The Cabinet consists of five ministers who are chosen by the legislative assembly from its 15 popularly elected members, and the three Civil Service members. The Governor has reserved powers and the United Kingdom retains full control over foreign affairs and defense. The Cayman Islands are a common law jurisdiction and have adopted a legal system similar to that of the United Kingdom.

     We have exemptions from, or receive concessionary rates of, customs duties on capital expenditures on plant and major consumable spares and supplies imported into the Cayman Islands as follows:

•	there are no local taxes on profit, income, distributions, capital gains or appreciations of our company in the Cayman Islands;

•	we do not pay any import duty or taxes on reverse osmosis (“RO”) membranes, electric pumps and motors and chemicals, and we pay duty at the rate of 10% of the cost, including insurance and transportation to the Cayman Islands, of other plant and associated materials and equipment to manufacture or supply water in Seven Mile Beach or West Bay areas; and

•	Ocean Conversion (Cayman) Limited pays all customs duties up to 10% in respect of materials and supplies imported for the Red Gate plant and is reimbursed amounts in excess of this by Water Authority-Cayman.

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

     Prior to our ordinary shares becoming quoted in the United States, we paid this tax on private share transfers. We have never paid the tax on transfers of our publicly traded shares. Since 1994, we requested that the Cayman Islands government exempt us from the share transfer tax. On April 10, 2003, we received notice that the Cayman Islands government had granted an exemption from taxation for all transfers of our shares. We believe it is unlikely that government will seek to collect this tax on transfers of our publicly traded shares during 1994 through April 10, 2003.

The Government in the Bahamas, Customs Duty, and Taxes

     The Commonwealth of the Bahamas is a constitutional parliamentary democracy with the Queen of England as the constitutional head of state. The basis of Bahamian law and legal system is the English common law tradition with a Supreme Court, Court of Appeals, and a Magistrate court.

     We have not been granted any tax exemptions for our Bahamian operations. Bahamian companies are subject to an annual business license fee ranging from 1% to 2% of their gross revenues. We did not pay any business license fees to the Bahamian government in respect of our Bimini retail water operations since commencement of operations on July 11, 2001, other than National Insurance Board tax on our employees. We estimate our potential tax liability based on our gross revenues earned from commencement of operations to be less than $7,500.

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

     The Government of Belize has exempted Belize Water Limited from certain customs duties and all revenue replacement duties until April 18, 2026, and company taxes until January 28, 2006. Belize levies a gross receipts tax on corporations at a rate varying between 0.75% and 25%, depending on the type of business, and a corporate income tax at a rate of 25% of chargeable income. Gross receipts tax payable amounts are credited towards corporate income tax. The Government of Belize recently increased certain business and personal taxes and created new taxes effective March 1, 2005. We are presently assessing whether these increases will have any impact on our business. Under the old tax structure we believe our business would be subject to a 1.25% gross receipts tax and income tax without our exemption. Belize levies import duty on most imported items at rates varying between 0% and 45%, with most items attracting a rate of 20%. While the Government of Belize confirmed its commitment in a letter dated June 29, 1992 from the Financial Secretary of Belize to support all future applications for extensions or additional tax exemptions for the life of our water supply contract, future exemptions must be approved by the Belizean legislature and we cannot give any assurance that we will be granted any further tax exemptions after January 28, 2006.

The Government in the British Virgin Islands and Customs, Duties and Taxes

     The British Virgin Islands is an Overseas Territory of the United Kingdom that was first settled by the Dutch in 1648 and annexed by the British in 1672. It adopted a constitution in 1977 and is now a constitutional democracy with three branches of government: the Executive Council, the Judiciary and the Legislative Council. Executive authority is vested in the Queen of England, exercised through her representative, the Governor. The Governor has responsibility for the courts, public service, police, and foreign affairs and full policy-making authority. The Governor is not a member of the Executive Council but receives assistance with the day-to-day operations of the government. The Executive Council is made up of various members of the legislature. The Parliament or Legislative Council is made up of thirteen

(13) seats with members elected by popular vote, serving up to but no more than four-year terms. The British Virgin Islands are an English common law jurisdiction with a Supreme Court, Court of Appeals and Magistrates Court.

     The British Virgin Islands imposes a corporate income tax at a rate of 15% of net income. However, Ocean Conversion (BVI) Ltd. received an exemption, under the water supply agreement with the British Virgin Islands government, from all taxes, duties, levies and impositions on items, which it imports for the Baughers Bay plant. As of January 1, 2005, the British Virgin Islands government instituted a payroll tax of which we are currently responsible for a 6% employer contribution.

The Government in Barbados and Customs, Duties and Taxes

     Barbados is an independent island nation that was initially occupied by the British in 1627. It remained a British colony until 1961 when it was granted internal autonomy. Barbados gained full independence in 1966 but remains a member of the British Commonwealth that appoints the Governor General. The Governor General approves members of the Cabinet on the advice of the prime minister. The parliament consists of the senate whose 21 members are appointed by the Governor General and the assembly whose 30 members are popularly elected to five-year terms. Barbados is an English common law jurisdiction with a Supreme Court.

     The net income of DesalCo (Barbados) Ltd. is subject to a 33% Barbados corporate tax, and all dividend payments and supplier payments are subject to a Barbados withholding tax of 15%. DesalCo (Barbados) Ltd. pays for all customs duties due on parts and equipment for the plant since a concession on such duties held by Sandy Lane Properties Ltd. expired in March 2004. Value added taxes are paid by Sandy Lane Properties Ltd. DesalCo (Barbados) Ltd. has made all necessary tax filing and payments.

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

     We believe that our operations in the Bahamas, the British Virgin Islands and Barbados comply with all local laws and regulations, and we are currently reviewing our Bahamian tax status as it relates to our Bimini operation, as discussed above.

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

     According to the most recent figures published by the Economics and Statistics Office of the Cayman Islands Government, the population of the Cayman Islands was estimated in July 2004 to be approximately 43,000. The figures normally published by the Cayman Islands Government Department of Tourism are not available after August 2004 because of the disruption caused by Hurricane Ivan in September 2004. During the eight months ended August 31, 2004 tourist air arrivals increased by 13.5% and tourists cruise ship arrivals increased 11.5% over the same eight-month period in 2003. Total visitors for the eight-month period increased to 1.5 million persons for the eight-months ended August 31, 2004 from 1.4 million during the eight-months ended August 31, 2003. We believe that our water sales in the Cayman Islands are more positively impacted by tourists that arrive by air than by those arriving by cruise ship, since cruise ship tourists generally only remain on island for one day or less.

     During 2004, construction progressed within our license area on the 360-room Ritz Carlton Hotel, condominiums and golf course development. The developer of this project has revised an anticipated completion date to May 2006 because of the disruption caused by Hurricane Ivan in September 2004. Until July 2004, we were in discussions with the developer to provide non-potable, irrigation water to the proposed Ritz Carlton 9-hole golf course. We believe that the developer has now received permission from the Cayman Islands Government to install its own equipment to produce non-potable, irrigation water for the golf course and discussions with us have stopped. However the developer will be required to purchase potable water from us for the hotel and condominiums under the terms of our exclusive license agreement. We are not currently aware of any similar large developments in the final planning stages or under construction within our service area in the Cayman Islands.

     During 2002, the government of the Cayman Islands amended the Development and Planning Law to permit construction of buildings up to seven stories in certain zones within our license area, including commercial and hotel zones. Previously, buildings in these zones were only permitted to be built to five stories. We believe that this change in the law will facilitate the development of certain properties within our license area that may have otherwise not developed under the old height restriction, and it has already facilitated the re-development of three existing properties, which have been demolished and being re-built as multi-story structures.

     Our current operations in Belize are located on Ambergris Caye, which consists of residential, commercial and tourist properties in the town of San Pedro. This town is located on the southern end of Ambergris Caye. Ambergris Caye is one of many islands located east of the Belize mainland and off the southeastern tip of the Yucatan Peninsula. Ambergris Caye is approximately 25 miles long and, according to the Belize National Population Census 2000, has a population of about 4,500 residents, which has increased approximately 144% over the past ten years. We provide bulk potable water to Belize Water Services Limited, which distributes this water to this market. Belize Water Services Limited (”BWSL”) currently has no other source of potable water on Ambergris Caye. Our new contract with BWSL makes us their exclusive producer of desalinated water on Ambergris Caye though 2026.

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

     New Providence, Lyford Caye and Paradise Island, connected by several bridges, are located approximately 150 miles east southeast of the Bimini Islands. With an area of 151 square miles and a population of approximately 211,000, Nassau is the political capital and the commercial hub of the Bahamas. As the largest city with its famed Cable Beach, it accounts for more than two-thirds of the 4.0 million tourists who visit the Bahamas annually. New Providence is presently experiencing intermittent to severe water shortages and imports about one-half of its water from Andros Island, which lies about 35 miles west of New Providence.

     On February 16, 2005, the Hon. Bradley Roberts, Minister of Works and Utilities of the Government of the Bahamas, announced that the Bahamas government accepted our bid to build a new seawater desalination plant (the “Blue Hills” plant), and to expand its existing seawater desalination plant (the “Windsor” plant) on the island of New Providence in the Commonwealth of the Bahamas. When completed, the Blue Hills plant will be capable of producing 7.2 million US gallons of potable water per day (USgpd) and will be our largest seawater conversion facility. We will also expand the capacity of our existing Windsor plant by almost 40%, to approximately 3.6 million USgpd, under the terms of our contract with WSC. The Blue Hills contract will also require that we provide engineering services and equipment to reduce the amount of water that is ‘lost’ (due to leakage, theft, etc.) throughout the WSC’s pipeline distribution system on New Providence. We are currently negotiating with WSC on the final terms and conditions of the Blue Hills water supply and water loss reduction agreements.

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

     Our growth strategy is as follows:

•	We intend to continue to develop our production and distribution infrastructure and provide high quality potable water to our licensed area in the Cayman Islands. We have increased our share of the potable water market in the Cayman Islands as a result of our purchase of the Britannia plant and recent acquisition of Ocean Conversion (Cayman). We also intend to explore the feasibility of either acquiring or obtaining the license from the Cayman Islands government to operate Water Authority-Cayman, which supplies water to parts of Grand Cayman, and Cayman Brac and has the right to supply water in Little Cayman.

•	We intend to expand our existing operations in the Cayman Islands, Belize, Barbados, the British Virgin Islands and the Commonwealth of the Bahamas. For example, through negotiations with Belize Water Services Limited, we have extended the term of our agreement to 23 years and increased the guaranteed minimum quantities supplied. We intend to seek new water supply agreements for other areas in Belize. Similarly, as the development of resort properties in Bimini continues, we expect to sell more water to additional customers further utilizing our current plant until the installation of a larger plant becomes necessary. In the British Virgin Islands, we expanded the capacity of our existing plant on the island of Tortola from 1.2 million to 1.7 million U.S. gallons per day in December 2003, and we are constructing a second plant on the island of Tortola.

•	We intend to expand our operations to other markets outside of our current areas of operation where there is need for potable water. In addition to our recent acquisitions, we are currently involved in preliminary discussions to operate water-making plants and to supply water in other new markets and may pursue these opportunities either on our own or through joint ventures. So far, we have focused on various locations throughout the Caribbean basin and Central America.

•	We intend to broaden our existing and future operations into complementary services. Prior to the installation of a central wastewater system by the Cayman Islands government, we provided wastewater services on Grand Cayman. We may reenter this field in the Cayman Islands and intend to use our expertise to provide such services outside of the Cayman Islands.

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

Next, a high-pressure pump enables the water to actually pass through the membrane, while salts are rejected. The feed water is pumped into a closed vessel where it is pressurized against the membrane. As a portion of the feed water passes through the membrane, the remaining feed water increases in salt content. This remaining feed water is discharged without passing through the membrane. As the discharged feed water leaves the pressure vessel, its energy is captured by an energy recovery device which is used to pressurize incoming feed water. The final step is post-treatment, which consists of stabilizing the water, removing undesirable dissolved gases and adjusting the pH and chlorination to prepare it for distribution.

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

     In addition, DesalCo Limited, our wholly-owned subsidiary, is the exclusive distributor in the Caribbean basin for the DWEER™ system produced by DWEER Technology Limited for use in reverse osmosis seawater desalination plants. An advanced energy recovery system, the DWEER™ system is utilized to efficiently recover energy from the high-pressure brine that is the by-product of the reverse osmosis desalination process. Unlike pump/turbine systems used in many desalination plants around the world, the DWEER™ system recovers nearly 100% of the energy contained in the reject water (or brine) from the reverse osmosis process. As a result, the DWEER™ energy recovery system for reverse osmosis seawater desalination plants is one of the most energy efficient systems of its kind. The DWEER™ system is used on all desalination plants that DesalCo Limited has designed since 1990. As a result of the completion of the DesalCo Limited acquisition in February 2003, our company has the exclusive distribution rights for the DWEER™ system in the Caribbean basin through October 2009.

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

     We must provide, within our licensed area, any requested piped water service that, in the opinion of the Cabinet of the Cayman Islands government, is commercially feasible. Where supply is not considered commercially feasible, we may require the potential customer to contribute toward the capital costs of pipe-laying. We then repay these contributions to the customer, without interest, by way of a 10% discount on future billings for water sales until this advance in aid of construction has been repaid. We have been installing additional pipeline when we consider it to be commercially feasible, and the Cayman Islands government has never objected to our determination regarding commercial feasibility.

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

     If we want to adjust our prices for any reason other than inflation or electricity costs, we have to request prior approval of the Cabinet of the Cayman Islands government. If the parties fail to agree, the matter is referred to arbitration. The last such price increase that we requested was granted in full in June 1985.

Seasonal Variations in Our Business

     Although, our water sales in the Cayman Islands, Belize and Bimini are seasonal, the variations between the periods are not significant. We normally sell more water during the first and second quarters when greater numbers of tourists are present. Our sales are also affected to some extent by the weather. We sell less water during the third and fourth quarters, which normally experience higher rainfall amounts than other times of the year. We do not believe that our operations in Nassau and Tortola will be subject to significant seasonal variations in demand. Our operation in Barbados has been subject to significant demand variations since Sandy Lane finished the grow-in of the grass on their three golf courses in early 2003.

Competition

     We do not compete with utilities within our licensed area in the Cayman Islands. Although we have been granted an exclusive license for our present service area, our ability to expand our service area is limited at the discretion of the government. At the present time, we are the only non-municipal public water utility on Grand Cayman. The Cayman Islands government, through Water Authority-Cayman, supplies water to parts of Grand Cayman, which are not within our licensed area.

     On Ambergris Caye in Belize, our new water supply contract with Belize Water Services Limited is exclusive, and Belize Water Services Limited can no longer seek contracts with other water suppliers, or produce water themselves, to meet their future needs in San Pedro, Ambergris Caye, Belize.

     On South Bimini Island in the Bahamas, we supply water to a private developer and do not have competitors. AquaDesign, an Ionics Inc. company, operates a seawater desalination plant on North Bimini Island. We competed with companies such as AquaDesign/Ionics, Enerserve/Vivendi, IDE, Pridesa, Inima and Biwater for the new contract with the Bahamian government to build and operate a seawater desalination plant at Blue Hills, New Providence, Bahamas. We expect to compete with these companies in the future for similar projects.

     In the British Virgin Islands, AquaDesign operates seawater desalination plants in West End and Sea Cows Bay, Tortola, and on Virgin Gorda and generally bids against Ocean Conversion (BVI) Ltd. for projects. There are currently water shortages in certain areas of Tortola, particularly on the eastern end of the island, and we believe that additional desalination plants will be required to alleviate these shortages. Ocean Conversion (BVI) Ltd. is currently designing and building a seawater desalination plant to be constructed on a site already identified in East End, Tortola.

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

     To implement our growth strategy outside our existing operating areas, we will have to compete with the same companies we competed with for the Blue Hills project in Nassau, Bahamas such as AquaDesign/Ionics, Enerserve/Vivendi, IDE, Pridesa, Inima and Biwater. These companies currently operate in areas in which we would like to expand our operations. These companies already maintain worldwide operations and have greater financial, managerial and other resources than our company. We believe that our low overhead costs, knowledge of local markets and conditions, exclusive rights in the Caribbean to the DWEER™ energy recovery system and our efficient manner of operating desalinated water production and distribution equipment will provide us competitive advantage on projects, ranging in size up to 8.0 million U.S. gallons per day, in the Caribbean basin and surrounding areas.

Environmental Matters

     With respect to our Cayman Islands operations, although not required by local government regulations, we operate our water plants in accordance with guidelines of the Cayman Islands Department of Environment. Under these guidelines, our plants may not have emissions of hydrogen sulfide at levels greater than 20 milligrams per liter at the exit of the air scrubbers. Due to damage sustained from Hurricane Ivan to our air scrubber equipment at our Governor’s Harbour plant, we are not currently meeting this guideline at that plant. We are replacing damaged equipment and have discussed our remediation plan with our regulator. We do not expect to incur any penalties or fines in connection with our failure to meet this guideline. We are licensed by the government to discharge concentrated seawater, which is a byproduct of our desalination process, into deep disposal wells.

     Our Cayman Islands license requires that our potable water quality meet the World Health Organization’s Guidelines for Drinking Water Quality and contain less than 200 mg/l of total dissolved solids. On February 1, 2003, we entered into a license amendment with the government under which we were required by October 1, 2003 to improve the aesthetic quality of our potable water supply in our licensed area to the same quality as that supplied by Ocean Conversion (Cayman) Limited to Water Authority-Cayman. We completed upgrades to our Governor’s Harbour, West Bay and Britannia plants before October 1, 2003, and we meet all of the water quality requirements in our Cayman license. In addition, noise levels at our plants cannot exceed the standards established by the U.S. Occupational Safety and Health Act.

     With respect to our Belize, Bahamas and British Virgin Islands operations, we are required by our water supply contracts to take all reasonable measures to prevent pollution of the environment. We are licensed by the Belize and Bahamian governments to discharge concentrated seawater, which is a byproduct of our desalination process, into deep disposal wells, and by British Virgin Islands government to discharge concentrated seawater into the coastal marine environment. We operate our plants in a manner so as to minimize the emission of hydrogen sulfide gas into the environment. We are not aware of any existing or pending environmental legislation, which may affect our operations in Belize, the Bahamas and the British Virgin Islands. To date we have not received any complaints from any regulatory authorities regarding hydrogen sulfide gas emission, nor any other matter relating to operations.

     In Barbados, we operate a seawater desalination plant for Sandy Lane Properties Ltd., who holds all of the government and environmental permits relating to the construction and operation of the plant. We are not aware of any existing or pending environmental legislation which may affect our operations in Barbados.

Employees

     We employ 56 persons in the Cayman Islands, seven of whom are executive and management personnel who have an average of 15 years experience with our company or in a directly related position. Eleven employees are engaged in administrative and clerical positions. The remaining staff is engaged in engineering, purchasing, plant maintenance and operations, pipe laying and repair, leak detection, new customer connections, meter reading and laboratory analysis of water quality. Our staff has significant experience and on average has worked with us for eight years, with 4 of the employees having worked over 20 years with us. We presently employ 4 persons in Belize to manage and operate our plant. Waterfields Company Limited presently employs 8 persons to operate the plant in New Providence, Bahamas. We directly employ 1 person to manage and operate our water plant and distribution system in South Bimini, Bahamas. We presently employ 5 persons in Barbados to operate the water plant for Sandy Lane Properties. Currently, we manage the 6 employees of Ocean Conversion (BVI) Ltd. in the British Virgin Islands. None of our employees is party to a collective bargaining agreement. We consider our relationship with our employees to be good.

ITEM 2. PROPERTIES

Cayman Island Properties

     Governor’s Harbour Plant

     We own our Governor’s Harbour plant and the 8,745 square feet of buildings, which contain the water treatment facility, and operate and maintain the plant through our wholly-owned subsidiary Ocean Conversion (Cayman) Limited. The plant is located on 3.2 acres, including 485 feet of waterfront. The current water production capacity of our Governor’s Harbour plant is 1.2 million U.S. gallons per day. On this site we also have three 1.0 million U.S. gallon potable water storage tanks, which were constructed in 2003 to replace our previous 2.0 million U.S. gallon fabric-lined storage tanks. The property surrounding the facility has yet to be fully developed, although these areas are being developed for residential and tourist accommodations.

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

     Britannia Plant

     On February 1, 2002, we purchased the Britannia seawater desalination plant in Grand Cayman, which consists of four seawater reverse osmosis production units with a combined nominal production capacity of 440,000 U.S. gallons of water per day, an 840,000 U.S. gallon bolted steel water tank, potable water high service pumps, and various ancillary equipment to support the operation. We have entered into a lease of the 0.73 acre site and steel frame building, which houses the plant, from Cayman Hotel and Golf Inc., for a term of 25 years at an annual rent of $1.00. On September 11 and 12, 2004 the seawater reverse osmosis production units and potable water high service pumps were destroyed by Hurricane Ivan. The depreciated value of this equipment was written off of our books in September 2004, when the damage occurred. We are currently replacing the damaged equipment and the plant will, when completed in May 2005, have a new production capacity of 750,000 U.S. gallons per day. The full cost of this replacement equipment is being funded from the proceeds of our insurance claim relating to the hurricane damage, which was fully settled in February 2005.

     Distribution System

     We own our Seven Mile Beach and West Bay potable water distribution systems in Grand Cayman. The combined systems consist of approximately 68 miles of polyvinyl chloride and polyethylene water pipes, valves, curb stops, meter boxes, and water meters installed in accordance to accepted engineering standards in the United States of America.

     Leased Properties

     In addition to the properties where our water plants are located, we rent approximately 4,350 square feet of space for our executive offices at Trafalgar Place, West Bay Road, Grand Cayman under a lease which expires on January 31, 2008, with an extension provision until January 31, 2010. At any time during the term of this lease if the leased area is destroyed or damaged by fire, storm or act of God so as to become totally unfit for occupation and use within 180 days of its occurrence, either party has the right to terminate the lease by giving to the other party 14 days’ written notice. On March 4, 2005, the Company exercised this right and gave notice to the landlord that the lease would be terminated on March 26, 2005. We are temporarily occupying another unit within the same Trafalgar Place property on a month-to-month tenancy basis. We have given our landlord notice that we intend to vacate this temporary space on April 30, 2005.

     On March 23, 2005, we signed a lease with Corporate Center Limited for 5,451 square feet of office space at the Regatta Business Park, West Bay Road, Grand Cayman, Cayman Islands, which is effective April 1, 2005. The term of the lease is three years and upon expiration may be renewed at our option for a further three year period. We intend to relocate our corporate offices to the Regatta Business Park space on or before April 30, 2005.

     Ocean Conversion (Cayman) Limited Properties

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

     Lower Valley Plant

     Ocean Conversion (Cayman) Limited provided the plant and equipment to Water Authority-Cayman under a seven-year vendor-financed sale and operating agreement. Ocean Conversion (Cayman) Limited operates the electrically-powered 850,000 U.S. gallons per day rated plant and supplies approximately 792,000 U.S. gallons of desalinated water per day to Water Authority-Cayman. Ocean Conversion (Cayman) Limited leases the property on which the plant is located from Water Authority-Cayman for a minimal annual rent for the duration for the sale and operating agreement, which expires on March 9, 2006, but which contains a provision to extend the operating portion of the agreement for an additional period. Responsibility for operation of the plant passes to Water Authority-Cayman upon expiration of the lease-purchase and operating agreement. We recently submitted a proposal to the Water Authority-Cayman to increase the capacity of the Lower Valley plant to 1.06 million US gallons per day in exchange for a seven-year extension of the license. We have been advised that the Water Authority

Board of Directors has accepted the offer and we are awaiting confirmation of approval by the Cabinet of the Cayman Islands Government to proceed.

     North Sound Plant

     Construction of this plant was completed in November 2002. Ocean Conversion (Cayman) Limited provided the plant and equipment to Water Authority-Cayman under a seven-year vendor-financed sale and operating agreement. Ocean Conversion (Cayman) Limited operates the electrically powered plant and supplies approximately 792,000 U.S. gallons of desalinated water per day to Water Authority-Cayman. Ocean Conversion (Cayman) Limited leases the property on which the plant is located from Water Authority–Cayman for a minimal annual rent, for the duration of the sale and operating agreement. Responsibility for operation of the plant passes to Water Authority-Cayman upon expiration of the sale and operating agreement on November 28, 2009.

Belize Properties

     We own our San Pedro water production facility in Ambergris Caye, Belize. The plant consists of a one story concrete block building, which contains a seawater RO water production plant with a production capacity of 420,000 US gallons per day. We lease from the Government of Belize at an annual rent of BZ$1.00, the parcel of land on which our plant is located. The lease commenced on April 27, 1993 and expires in 2026. We are also in the process of constructing a 1.0 million U.S. gallon potable water storage tank.

Bahamas Properties

     We own our Bahamas water production facility in South Bimini, Bahamas. The plant consists of two 40 foot long standard refrigerated shipping containers, which contain a seawater RO water production plant with a rated capacity of 115,000 US gallons per day, a 250,000 US gallon bolted steel potable water tank, a high service pump skid and an office trailer. The facility is located on a parcel of land owned by South Bimini International Ltd., and we are allowed, under the terms of our water supply agreement, to utilize the land for the term of the agreement, without charge.

     We own our Bahamas water production facility in Nassau, New Providence, Bahamas. The plant consists of four independent seawater reverse osmosis units, each with a production capacity of 700,000 U.S. gallons of water per day, a brackish water reverse osmosis plant with a production capacity of 2.6 million U.S. gallons per day, feed water deep wells, brine injection wells, fuel storage tanks, and other ancillary equipment. All of the seawater units feed their product into the brackish water unit, which produces water for the Water and Sewerage Corporation of the Bahamas containing less than 50 mg/l of total dissolved solids. The plant is powered by a combination of diesel engine-driven high pressure pumps, and electrical power purchased from the Bahamas Electricity Corporation to power all other loads in the plant. The plant is contained within a 13,000 sq. ft. concrete and steel building, which also contains a warehouse, workshop and offices. The plant is located on land owned by the Water and Sewerage Corporation of the Bahamas and our fifteen-year water sales agreement gives us a license to use the land throughout the term of that agreement.

ITEM 3. LEGAL PROCEEDINGS

     We are not currently a party to any ongoing or pending legal proceeding which, in the opinion of management, is likely to have a material adverse effect on the financial conditions, results of operations or liquidity of the Company.

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

	HIGH	LOW
First Quarter 2003	15.47	13.77
Second Quarter 2003	15.91	13.50
Third Quarter 2003	17.75	14.02
Fourth Quarter 2003	20.98	17.37

First Quarter 2004	20.92	17.50
Second Quarter 2004	29.75	18.96
Third Quarter 2004	26.46	20.28
Fourth Quarter 2004	30.98	21.51

     The high and low closing bid prices in the table reflect interdealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

     There is no trading market for our redeemable preferred shares, which are only issued to, or purchased by, long-term employees of our company and must be held by these employees for a period of four years before they vest.

     On October 27, 2004, we issued 4,630 ordinary shares of common stock to our directors under the Non-Executive Directors’ Share Plan.

Holders

     On April 20, 2005, we had 723 holders of record of our ordinary shares.

Dividends

     We have paid cash dividends on our ordinary shares since 1985. The board of directors’ policy is to pay cash dividends out of accumulated profits on a quarterly basis, if funds are available. Our board of directors have established a policy, although not a binding obligation, that, subject to annual review by the board of directors, our company will maintain a dividend payout ratio in the range of 50% to 60% of net income. Our payment of any future cash dividends, however, will still depend upon our earnings, financial condition, capital demand and other factors, including the condition in our loan agreement with Scotiabank (Cayman Islands) Ltd. that dividends be paid from cash flow. The board of directors declares and approves all interim dividends. It is a requirement of our Articles of Association for the board of directors to seek shareholder approval of the final dividend, if any, at the annual meeting of our shareholders.

     Listed below, for each quarter of the last two fiscal years, is the amount of interim dividends, in U.S. dollars, declared on our issued and outstanding ordinary shares and redeemable preferred shares. No final dividend was declared during the last two fiscal years.

First Quarter 2003	0.105	Per Share
Second Quarter 2003	0.105	Per Share
Third Quarter 2003	0.105	Per Share
Fourth Quarter 2003	0.105	Per Share

First Quarter 2004	0.115	Per Share
Second Quarter 2004	0.115	Per Share
Third Quarter 2004	0.115	Per Share
Fourth Quarter 2004	0.115	Per Share

     On February 17, 2005 our board of directors declared an interim cash dividend of $0.115 per share, payable on April 30, 2005 to shareholders of record on March 31, 2005.

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

ITEM 6. SELECTED FINANCIAL DATA

     The consolidated financial statements are prepared in accordance with the accounting principles generally accepted in the United States of American (“US-GAAP”). As a result all financial information presented in the selected financial data have been prepared in accordance with US-GAAP.

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

     Set forth below is selected financial data based upon our consolidated financial statements. The table contains information, expressed in US dollars, derived from our audited consolidated financial statements for the five-year period ended December 31, 2004. This selected financial data should be read in conjunction with the more detailed financial statements and related notes thereto contained elsewhere in this Annual Report. The audited consolidated financial statements for the years ended December 31, 2001 and 2000 and accountant’s reports thereon are not included in this Annual Report.

	YEAR ENDED DECEMBER 31,
	2004	2003		2002	2001	2000
Statement of Income Data:
Revenue	$23,281,413	$19,054,205	(1)	$12,154,689	$11,248,105	$9,795,751
Net Income	6,197,383	4,177,081	(1)(2)	2,576,310	2,764,573	2,404,820

Balance Sheet Data:
Total Assets	70,825,049	68,562,126	(1)	25,507,637	22,721,178	21,845,672
Long Term Debt Obligation	12,856,226	16,633,437	(1)	2,074,609	1,213,804	1,131,986
Redeemable preferred stock	16,705	16,302		23,688	30,234	40,361

Dividends Declared Per Share	0.46	0.42		0.42	0.40	0.34
Basic Earnings Per Share	1.08	0.85		0.65	0.71	0.68
Based on Number of Shares	5,737,132	4,917,183	(1)	3,969,861	3,897,969	3,532,501

Diluted Earnings Per Share	1.05	0.83		0.63	0.69	0.67
Based on Weighted Number of Shares	5,879,505	5,037,530	(1)	4,087,532	3,999,691	3,616,271

(1)	The operating results of Ocean Conversion (Cayman) Limited, DesalCo Limited, DesalCo (Barbados) Ltd. have been included in the consolidated financial statements effective February 1, 2003. The operating results of Waterfields Company Limited have been included in the financial statements effective August 1, 2003. These acquisitions were funded by both debt and equity financing which were completed in 2003.

(2)	Included in net income is other income relating to a profit sharing agreement and the equity in earning of Ocean Conversion (BVI) Ltd., which was effectively acquired on February 7, 2003.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     Our objective is to provide water services in areas where the supply of potable water is scarce and where the use of RO technology to produce potable water is economically feasible. In 2004, we did this by continuing to integrate the expanded operations resulting from our acquisitions in 2003.

     In our Retail operations, sales increased due to increased demand but were somewhat curtailed by Hurricane Ivan, which struck the Cayman Islands on September 11 and 12, 2004. Administrative expense of Retail operations increased due to additional accounting controls now being enforced in our operations.

     In our Bulk operations, sales increased due to the current full year impact of the 2003 acquisitions. Our Belize operations had increased demand but we experienced a significant increase in unscheduled maintenance and repair costs. Due to a change in operational management, we expect to reduce these costs in 2005.

     We also experienced some fouling of membrane elements in Waterfields, which has limited the production of water and exposed us to penalties.

     Earnings from our equity affiliate increased, because of an increase in sales after our customer made significant repairs to its distribution system in the British Virgin Islands.

     In our Service operations, sales were reduced due to delays in obtaining construction projects and this resulted in an increase in non-billable labour costs due to increased idle time.

     We also experienced an increase in our maintenance costs related to our Barbados operations.

     By focusing on operations we have increased our share value and maintained dividend payouts. To maintain this, we need to expand our revenues by developing new business opportunities both within our current service areas, and in new areas. We also need to maintain our high operating efficiencies by executing our equipment maintenance and water loss mitigation programs. We believe that many Caribbean basin and adjacent countries, being water scarce, present opportunities for operation of our plants in regulatory environments which are less restrictive than the highly regulated markets of North America.

     Our business operations and activities after our acquisitions in 2003 are conducted in five countries: the Cayman Islands, Belize, Barbados, the British Virgin Islands and the Bahamas. The acquisitions increased our daily water production capacity in the Cayman Islands and the Bahamas and expanded our geographic presence to include Barbados and the British Virgin Islands.

Operations Before and After Acquisitions

Operations Before Recent Acquisitions			Operations After Acquisitions
Location	Plants	Capacity*	Location	Plants	Capacity*
Cayman Islands	3	2.4	Cayman Islands	6	5.3
Bahamas	1	0.1	Bahamas	2	2.7
Belize	1	0.4	Belize	1	0.4
			Barbados	1	1.3
			British Virgin Islands	1	1.2

Total	5	2.9	Total	11	10.9

     *Million U.S. gallons of water per day.

Cayman Islands

     We have been operating our business on Grand Cayman Island since 1973 and have been using RO technology to convert seawater to potable water since 1989. There is a limited natural supply of fresh water on the Cayman Islands. We currently have an exclusive license from the Cayman Islands government to process potable water from seawater and then sell and distribute that water by pipeline to Seven Mile Beach and West Bay, Grand Cayman. Prior to our acquisition of Ocean Conversion (Cayman) Limited, our Cayman Islands operations consisted of three reverse osmosis seawater conversion plants in Grand Cayman: the Governor’s Harbour plant, the West Bay plant and the Britannia plant. The combined capacity of these plants is 2.4 million U.S. gallons per day. Our pipeline system in the Cayman Islands covers the Seven Mile Beach and West Bay areas of Grand Cayman and consists of approximately 68 miles of polyvinyl chloride pipe. Retail water sales in Grand Cayman are made within our licensed area to approximately 3,600 customers. During 2004, we supplied approximately 582 million U.S. gallons (2003: 543 million U.S. gallons) of water to our Retail water customers in Grand Cayman.

     As a result of our acquisition of Ocean Conversion (Cayman) Limited in February 2003, we now operate an additional three reverse osmosis seawater conversion plants in Grand Cayman with a total installed capacity of 2.9 million U.S. gallons per day. Ocean Conversion (Cayman) Limited provides water on a take or pay basis to the Water Authority-Cayman, a government regulatory agency, under various licenses and agreements. During 2004, we supplied approximately 805 million U.S. gallons (2003: 646 million U.S. gallons) of water to our Bulk water customer in Grand Cayman.

     DesalCo Limited provides management, engineering and construction services for desalination projects and is the exclusive agent for sales of the DWEER™ energy recovery system for desalination plants in the Caribbean basin for the next five years. DesalCo Limited, which is recognized by suppliers as an original equipment manufacturer, also acts as the purchasing agent for all of our companies.

Belize

     Our Belize operation, which was acquired on July 21, 2000, consists of one reverse osmosis seawater conversion plant on Ambergris Caye, Belize, Central America capable of producing 420,000 U.S. gallons per day. We sell water to one customer, Belize Water Services Limited, which then distributes the water through its own distribution system to residential, commercial and tourist properties on Ambergris Caye. During 2004, we supplied approximately 110 million U.S. gallons (2003: 100 million U.S. gallons) of water to our Bulk water customer in Belize.

Bahamas

     Prior to our acquisition of operational control of Waterfields Company Limited, our Bahamas operations consisted of one reverse osmosis seawater conversion plant in Bimini, Bahamas. Our Bimini plant is capable of producing 115,000 U.S. gallons per day and provides potable water to Bimini Sands Resort and to the Bimini Beach Hotel. During 2004, we supplied approximately 5 million U.S. gallons (2003: 3 million U.S. gallons) of water to our retail water customer in Bimini, Bahamas. We expect the demand for water from our plant in Bimini to increase as additional condominium units are completed at the Bimini Sands development.

     As a result of our acquisition of Waterfields Company Limited in August 2003, we acquired an additional reverse osmosis seawater conversion plant in the Bahamas. Waterfields produces potable water from one reverse osmosis seawater conversion plant in New Providence and has a total installed capacity of 2.6 million U.S. gallons per day. Waterfields Company Limited provides water on a take or pay basis to the Water and Sewerage Corporation of the Bahamas under a long-term build, own and operate supply agreement. During 2004, we supplied approximately 831 million U.S. gallons (2003: 356 million U.S. gallons) of water to our Bulk water customer in the Bahamas.

Barbados

     The acquired Barbados operation consists of a service agreement to operate one reverse osmosis seawater conversion plant with a capacity of 1.3 million U.S. gallons per day, which is owned by Sandy Lane Resort. This plant is operated by DesalCo (Barbados) Ltd., the wholly owned subsidiary of DesalCo Limited. The plant provides water to the Sandy Lane Resort, and during 2004, we produced approximately 140 million U.S. gallons (2003: 261 million U.S. gallons).

British Virgin Islands

     We recently entered the market in the British Virgin Islands when our wholly-owned subsidiary, DesalCo Limited acquired an equity position and shared management control of Ocean Conversion (BVI) Ltd., which produces potable water from one reverse osmosis seawater conversion plant in Tortola, British Virgin Islands. The plant has a total installed capacity of 1.7 million U.S. gallons per day. Ocean Conversion (BVI) Ltd. provides water to the Department of Water and Sewerage of the Ministry of Communications and Works of the Government of the British Virgin Islands. During 2004, we supplied approximately 471 million U.S. gallons (2003: 357 million U.S. gallons) of water to our bulk water customer in the British Virgin Islands.

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

     Trade accounts receivable: We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make payments. Management continuously evaluates the collectibility of accounts receivable and record allowances for doubtful accounts based on estimates of the level of actual write-offs which might be experienced. These estimates are based on, among other things, comparisons of the relative age of accounts and consideration of actual write-off history.

     Goodwill and other intangible assets: Goodwill represents the excess costs over fair value of the assets of an acquired business. Goodwill and intangible assets acquired in a business combination accounted for as a purchase and determined to have an indefinite useful life are not amortized, but are tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with estimatable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets”. The Company periodically evaluates the possible impairment of goodwill. Management identifies its reporting units and determines the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units. The Company determines the fair value of each reporting unit and compares it to the carrying amount of the reporting unit. To the extent the carrying amount of the reporting unit exceeds the fair value of the reporting unit, the Company is required to perform the second step of the impairment test, as this is an indication that the reporting unit goodwill may be impaired. In this step, the Company compares the implied fair value of the reporting unit goodwill with the carrying amount of the reporting unit goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit to all the assets (recognized and unrecognized) and liabilities of the reporting unit in a manner similar to a purchase price allocation, in accordance with SFAS No. 141, “Business Combinations”. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. If the implied fair value is less than its carrying amount, the impairment loss is recorded. Our annual tests resulted in no goodwill impairment.

     Net insurance recovery from Hurricane Ivan: Under generally accepted accounting principles, we are required to record the loss of any property, which must be replaced, in the period the loss occurs, and record any gain from the related insurance claim only when the recovery is probable. We have estimated a loss of $2,541,501, consisting of plant and equipment of $1,351,563, spare parts inventories of $111,839 and costs relating to rebuilding the Cayman Islands operations of $1,078,099. These amounts have been recorded against the insurance recoveries and the result appears as an unusual gain on the income statement as “Net insurance recovery due to Hurricane Ivan”. The Company also suffered loss of profits during the period that it was unable to sell water to its Cayman Islands customers. The Company has quantified this loss of profits at $818,700. This has been fully covered in the Company’s claim for such loss to its insurer under its Loss of Profits insurance policy.

     We have accepted a final settlement from the insurance company of $3,132,905 towards claims for loss and damage to property and loss of profits resulting from Hurricane Ivan. This amount has offset the loss of $2,541,501. At December 31, 2004, $1,932,905 has been recorded as a receivable.

     At the time of this filing, we have received, in cash, the entire amount recorded as insurance recovery receivable at December 31, 2004.

Quarterly Results of Operations

     The following table presents unaudited quarterly results of operations for the eight quarters ended December 31, 2004. We believe that all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly such quarterly information.

	For the year ended December 31, 2004
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Total revenue	$6,337,697	$6,409,364	$5,279,054	$5,255,298
Gross profit	2,907,223	2,849,545	1,942,423	1,910,509
Net income	1,923,922	1,764,040	424,032	2,085,389
Diluted earnings per share	0.33	0.30	0.07	0.35

	For the year ended December 31, 2003
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Total revenue	$4,018,725	$4,750,381	$5,004,101	$5,280,998
Gross profit	1,785,137	2,108,981	1,976,421	1,943,218
Net income	1,017,998	1,013,041	1,121,298	1,024,744
Diluted earnings per share	0.24	0.23	0.20	0.18

Revenue

     Revenue is comprised of retail water sales to individual customers, bulk water sales to large commercial or municipal customers, and fees for management and engineering services.

Expenses

     Expenses include the cost of sales (“direct expenses’’) and general and administrative expense (“indirect expenses”). Direct expenses include royalty payments, electricity and chemicals expenses, production equipment and facility depreciation costs, equipment maintenance expenses, operational staff costs and amortization of intangible assets. Indirect expenses consist primarily of salaries and employee benefits for administrative personnel, stock compensation expenses, office lease payments, depreciation on fixed assets used for administrative purposes, amortization of bank fees and legal and professional fees.

     There are no income taxes in the Cayman Islands, and we are currently exempt from taxes in the British Virgin Islands and Belize. We pay an annual business license fee in the Bahamas. We pay income tax in Barbados.

Results of Operations
Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

Revenue

     Revenue increased by 22.2% from $19,054,205 to $23,281,413 for the year ended December 31, 2004 when compared to the same period in 2003.

     Revenue from our retail water (“Retail”) operations increased by 10.7% from $10,918,151 to $12,089,151 for the year ended December 31, 2003 and 2004, respectively. This increase is due to higher water sales in our primary market in the Cayman Islands, as a result of an increased demand in both our tourist volume and residential developments before Hurricane Ivan affected the Cayman Islands. Published tourist air arrival records are only available thru August 2004.These indicate a 13.5% increase for the eight months ended August 31, 2004 over the same period in the prior year. After Hurricane Ivan no overnight visitors were allowed on to the Island until the end of November 2004.

     Hurricane Ivan reduced our budgeted Cayman Islands Retail sales for September by more than half. In the last half of September, our operations were operating at limited capacity, due to the damage to our plants and many of our retail customers were unable to take any water due to damage to their premises. Since Hurricane Ivan we have repaired our plants and are able to meet the demand with our current facilities. The sales trends since the Hurricane indicate that subsequent to Hurricane Ivan water sales were higher than anticipated due to the clean up efforts but December water sales in our tourist market were down 18.2% and residential sales were down 31.6% compared to December 2003. January 2005 sales trends indicate that water sales are reduced from January 2004 levels but more in line with 2003 results.

     Revenue from our bulk water (“Bulk”) operations increased by 46.2% from $7,045,761 to $10,303,074 for the year ended December 31, 2003 and 2004, respectively. This increase was primarily due to an additional month of revenue from our acquisition of Ocean Conversion (Cayman) Limited operations and seven months of revenue from our acquisition of Waterfields Company Limited operations when compared to 2003. Our Bulk operations on the Cayman Islands were less affected by Hurricane Ivan than our Cayman Islands Retail operations. The sales volume is 9.3% higher for the fourth quarter 2004 compared to the same period in 2003.

     Revenues from our Belize operations declined by 16.4% during 2004 due to the reduced water rates in the new long-term contract which was signed in 2003 and came into full effect on June 1, 2004 after all conditions precedent had been met or waived. These reduced rates have been partially offset by reduced annual amortization costs on an intangible asset representing the Belize water sale contract, which is now being amortized over 23 years. The new contract, however, made us the exclusive producer of potable water for our customer on Ambergris Caye for the term of the agreement.

     Revenue from services (“Services”) decreased by 18.5% from $1,090,293 to $888,848 for the year ended December 31, 2003 and 2004, respectively. All Services revenues pertain to DesalCo Limited and its wholly-owned subsidiary DesalCo (Barbados) Ltd. The decrease was due to fewer construction projects and the related decrease in engineering fees that are charged on labour and material costs associated with these projects. During 2003, we substantially completed our existing construction projects and have not commenced any new construction projects.

Other Income (Expenses)

     Total other income (expenses) increased by 565.9% from income of $182,748 to $1,216,870 for the years ended December 31, 2003 and 2004, respectively. This increase was due to both decreased interest expense resulting from the repayment of our bridge loan facility on July 8, 2003 with proceeds from our 2003 equity offering and the associated reduction of amortization of financing costs from the prior year and increased profit sharing and equity income from our investment in Ocean Conversion (BVI) Ltd.

     The increase in our equity income from our investment in Ocean Conversion (BVI) Ltd. was due to increased sales. In 2003, we completed the expansion of this plant but were unable to increase sales due to damaged distribution equipment of our customer. In 2004, our customer has made significant repairs to its distribution system and continues to do so.

Cost of Sales

     Total cost of sales increased by 21.6% from $11,240,448 to $ 13,671,713 for the year ended December 31, 2004 when compared to the same period in 2003. During this same period, our total revenue increased by 22.2%.

     Cost of sales of our Retail operations increased by 5.6% from $4,972,300 to $5,250,372 for the years ended December 31, 2003 and 2004, respectively, while our Retail revenue increased by 10.7% for the year ended December 31, 2004. This increase in cost of sales resulted primarily from additional variable costs related to the production of the additional water sold up to September 12, 2004 when Hurricane Ivan damaged our Cayman Island operations. From that point until December 31, 2004 we produced significantly less water than last year but still incurred fixed operating costs.

     Cost of sales of our Bulk operations increased by 35.0% from $5,776,555 to $7,798,225 for the years ended December 31, 2003 and 2004, respectively, while our Bulk revenue increased by 46.2% for the same period. This increase in cost of sales was due to an additional month of expenses from our Ocean Conversion (Cayman) Limited operations and an additional seven months of expenses from our Waterfields Company Limited operations when compared to 2003. This increase also resulted from increased maintenance costs in our Belize operations. We have changed management and a number of other staff in our Belize operations and are working successfully to reduce these unscheduled repair costs by improving the capabilities of our staff and preventative maintenance program.

     Cost of sales of our Services reporting segment increased by 26.8% from $491,593 to $623,116 for the years ended December 31, 2003 and 2004, respectively. This increase was due to additional labour expense because of an increase in idle time resulting from reduced construction projects. In addition, the increase in cost of sales is due to an additional month of operations from both DesalCo Limited and its wholly-owned subsidiary DesalCo (Barbados) Ltd. Our Barbados operation also experienced increased maintenance when compared to 2003, however, the necessary repairs have been made and we do not expect these problems to continue.

Gross Profit

     The gross profit margin increased from 41.0% to 41.3% for the year ended December 31, 2004 when compared to the same period in 2003, for the reasons explained below.

     Gross profit margin for our Retail operations increased from 54.5% to 56.6% for the year ended December 31, 2004 when compared to the same period in 2003. This increase is due to a decrease in our Retail cost of sales resulting from (i) the cancellation of the Governor’s Harbour plant operating contract in February 2003, and (ii) higher production volumes from our Cayman water production equipment to meet increased customer demand with no additional fixed overhead costs. This increased was partially offset due to the effect of Hurricane Ivan, which limited our water sales for the last quarter, during which period we still incurred our fixed operational costs.

     Gross profit margin for our Bulk operations increased from 18.0% to 24.3% for the year ended December 31, 2004 when compared to the same period in 2003. This increase is due to the addition of Waterfields Company Limited, which is producing water at a higher gross margin than our other bulk operations. The reason Waterfields Company Limited is able to operate at a higher gross profit margin than some of our other Bulk operations is because Waterfields does not incur the amortization expense which our other Bulk operations incur. By comparison, various intangible assets were recognized in Ocean Conversion (Cayman) Limited when we acquired that company in February 2003 and in Belize Water Limited when we acquired that company in September 2000. Amortization expense of $877,761 and $842,693 was taken during each year ended December 31, 2003 and 2004, respectively in our Bulk operations.

     We generally sell water to our Bulk customers at a lower profit margin than to our Retail customers.

     Gross profit margin for our Services reporting segment decreased from 54.9% to 29.9% for the year ended December 31, 2004, when compared to the same period in 2003 primarily due to a relative decrease in revenue supporting the same level of fixed labour costs In addition, we carried out certain intermittent maintenance work in Barbados.

General and Administrative Expenses

     Total general and administrative expenses increased by 36.1% from $3,775,357 to $5,138,182 for the year ended December 31, 2004 when compared to the same period in 2003. General and administrative expenses were at 19.8% and 22.1% of total revenue for the years ended December 31, 2003 and 2004, respectively.

     General and administrative expenses related or allocated to our Retail operations increased by 60.2% from $2,684,216 to $4,300,916 for the years ended December 31, 2003 and 2004, respectively. This increase is comprised of additional audit costs expensed in 2004 related to the work performed on the 2003 acquisitions, higher 2004 audit fees, legal and consulting fees related to Sarbanes-Oxley internal control review process, increases in salaries and bonuses, , additional administrative staff costs, increases in director fees and higher insurance premiums.

     General and administrative expenses related or allocated to our Bulk operations decreased by 12.3% from $896,716 to $786,337 for the years ended December 31, 2003 and 2004, respectively. This decrease is due to the reduction of our general and administrative expenses in Ocean Conversion (Cayman) Limited resulting from the assimilation of administrative functions of our Cayman Islands acquisition. This was offset by additional expenses incurred by our Waterfields Company Limited operations for bank and government fees relating to the exchange of Bahamian dollars to U.S. dollars, higher directors fees and expenses, and increased legal fees. The increase was also the result of an additional seven months of expense from our Waterfields Company Limited operations when compared to 2003.

     General and administrative expenses related or allocated to our Services reporting segment decreased by 73.8% from $194,425 to $50,929 for the years ended December 31, 2003 and 2004, respectively. In May 2003, we closed our Bermuda office and relocated operations to the Cayman Islands. These decreases are the result of assimilation of the administrative functions of that office.

Net insurance recovery from Hurricane Ivan

     On September 11 and 12, 2004 Hurricane Ivan significantly affected our Cayman Islands operations. As a result, we suffered damage to our seawater conversion plants. Five out of six of our seawater conversion plants suffered minor to moderate damage and our Britannia plant suffered catastrophic damage. Based on our assessment, the Britannia water production, post treatment and distribution equipment was a total loss and has been included in our insurance claim. We are currently meeting all of our customers’ water demands without this plant in operation and expect to replace this equipment before the end of May 2005. We believe that our remaining production capacity will be sufficient to meet the needs of our customers until the production capacity of our Britannia plant can be replaced.

     Under generally accepted accounting principles, we are required to record the loss of any property, which must be replaced or now has a revised useful life, in the period the loss occurs, and record any gain from the related insurance claim only when the recovery is probable. We have estimated a loss of $2,541,501 consisting of plant and equipment of $1,351,563, spare parts inventories of $111,839 and $1,078,099 relating to the rebuilding of the Cayman Islands operations as of December 31, 2004. These amounts have been recorded as part of income from operations as an unusual gain in the income statement as ”Net insurance recovery due to Hurricane Ivan”. The Company also suffered loss of profits during the period that we were unable to sell water to our Cayman Islands customers and we have quantified this loss of profits at $818,700. This has been fully covered as part of claim for such loss to our insurer under our Loss of Profits insurance.

     We have accepted a final settlement from the insurance company of $3,132,905, offsetting our estimated loss of $2,541,501.

Net Income

     Net income increased by 48.4% from $4,177,081 to $6,197,383 for the year ended December 31, 2004 when compared to the same period in 2003.

Dividends

     On January 31, 2004, we paid a dividend of $0.105 to shareholders of record on December 31, 2003; on April 30, 2004, we paid a dividend of $0.115 to shareholders of record on March 31, 2004; on July 31, 2004, we paid a dividend of $0.115 to shareholders of record on June 30, 2004 and on October 31, 2003, we paid a dividend of $0.115 to shareholders of record on September 30, 2004. We have consistently paid dividends to owners of our ordinary and redeemable preferred shares since we began declaring dividends in 1985. Our board of directors has established a policy, but not a binding obligation, that we will seek to maintain a dividend pay out ratio in the range of 50% to 60% of net income. While this policy is subject to modification by our board of directors, we expect to continue increasing our dividends if earnings grow. Our payment of any future cash dividends, however, will depend upon our earnings, financial condition, capital demand and other factors, including the condition in our loan agreement effective February 7, 2003, with Scotiabank (Cayman Islands) Ltd. that dividends be paid only from current cash flows.

     In October 2004, Waterfields Company Limited paid a dividend of BAH $10.00 per share to shareholders of record on September 9, 2004.

     On February 17, 2005, our board of directors declared an interim cash dividend of $0.115 per share payable on April 30, 2005 to shareholders of record on March 31, 2005.

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

     We expect loan interest costs to decrease because a portion of the proceeds received from our completed equity offering was used to repay our Scotiabank six-month term loan on July 9, 2003 and we expect amortization of bank fees to decrease because we have fully amortized all fees relating to our bridge financing that was used to complete our recent acquisition.

Cost of Sales

     Total cost of sales increased by 63.3% from $6,882,177 to $11,240,448 for the year ended December 31, 2003 when compared to the same period in 2002. During this same period, our total revenue increased by 56.8%.

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

     Cost of sales of our Bulk operations increased by 446.3% from $1,057,362 to $5,776,555 for the year ended December 31, 2002 and 2003, respectively, while our Bulk revenue increased by 378.9% for the same period. This increase in cost of sales resulted almost entirely from the operating costs of Ocean Conversion (Cayman) Limited and Waterfields Company Limited, which were consolidated in our accounts from February 1, 2003 and August 1, 2003 respectively. It also includes the amortization costs of the intangible assets that were recognized in conjunction with our recent acquisition of Ocean Conversion (Cayman) Limited.

     Cost of sales of our Services reporting segment were $491,593 for the year ended December 31, 2003. These relate to our recent acquisition of DesalCo Limited and its wholly-owned subsidiary DesalCo (Barbados) Ltd. and include the amortization cost of the intangible assets that was recognized in conjunction with our recent acquisition of DesalCo Limited and DesalCo (Barbados) Ltd.

Gross Profit

     Overall gross profit margin decreased from 43.4% to 41.0% for the year ended December 31, 2003 when compared to the same period in 2002, for the reasons explained below.

     Gross profit margin for our Retail operations increased from 45.5% to 54.5% for the year ended December 31, 2003 when compared to the same period in 2002. The primary reason for this increase is that our Retail cost of sales decreased as a result of the cancellation of the Governor’s Harbour plant operating contract.

     Gross profit margin for our Bulk operations decreased from 28.1% to 18.0% for the year ended December 31, 2003 when compared to the same period in 2002. In 2003, we incurred additional direct costs in our Belize Bulk operations for leasing a temporary potable Reverse Osmosis unit, which we operated to meet our customer’s water demand while we carried out maintenance on our permanent Reverse Osmosis units. We ceased using the plant on September 30, 2003 and we do not expect to incur costs for this plant beyond April 2004. We generally sell water to our Bulk customers at a lower profit margin than to our Retail customers.

     Gross profit margin for our Services reporting segment was 54.9% for the year ended December 31, 2003.

General and Administrative Expenses

     Total general and administrative expenses increased by 42.8% from $2,644,004 to $3,775,357 for the year ended December 31, 2003 when compared to the same period in 2002. General and administrative expenses were at 21.8% and 19.8% of total revenue for the year ended December 31, 2002 and 2003, respectively.

     General and administrative expenses related or allocated to our Retail operations increased by 11.0% from $2,418,378 to $2,684,216 for the year ended December 31, 2002 and 2003, respectively. This increase is comprised primarily of higher insurance premiums, office rent and staff costs.

     General and administrative expenses related or allocated to our Bulk operations increased by 297.4% from $225,626 to $896,716 for the year ended December 31, 2002 and 2003, respectively. This increase is almost entirely the result of the inclusion of the general and administrative expenses of Ocean Conversion (Cayman) Limited and Waterfields Company Limited. We expect to reduce general and administrative expenses as we continue to assimilate the administrative functions of our recent acquisitions.

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

Net Income

     Net income increased by 62.1% from $2,576,310 to $4,177,081 for the year ended December 31, 2003 when compared to the same period in 2002. We expect future net income to be positively affected because; interest expense decreased after we repaid the bridge financing using the proceeds from our recent equity offering and we fully amortized the bank fees related to this bridge financing on July 9, 2003. We also anticipate that general and administrative expenses will decrease as we continue to assimilate our recent acquisitions.

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

Liquidity and Capital Resources

Overview

     For the year ended December 31, 2004, we generated cash from our business segments in the Cayman Islands, the Bahamas, Belize and Barbados, from dividends and profit sharing rights from our equity investment in the British Virgin Islands and, to a lesser extent, from the sale of our shares, collection of loans receivable and the collection of a partial payment from our insurance claim.

     Cash flow is dependent upon the timely receipt of customer payments, operating expenses, the timeliness and adequacy of rate increases (excluding automatic adjustments to our rates for inflation and electricity costs), and various factors affecting tourism in the areas we operate such as weather conditions and the world economy. We use cash to fund our various business segments in the Cayman Islands, Belize, Barbados and the Bahamas, to fund capital projects, to expand our infrastructure, to pay dividends, to repay borrowings, to repurchase our shares when appropriate and to take advantage of new investment opportunities which expand operations.

Operating Activities

     Cash generated from operating activities for the years ended December 31, 2003 and 2004 was $6,506,826 and $7,834,268, respectively. We generate cash through the utilization of our existing plants, equipment and resources in all segments of the business, minimization of water losses and operating efficiencies created by our management team.

     In 2004, we also generated cash from the collection of a partial payment from our insurance claim but this was partially offset by payments to make the necessary repairs to damaged assets. After Hurricane Ivan struck the island in September 2004 we did not bill our retail customers in Grand Cayman at the end of September, and issued bills in early November 2004 for the period of September and October 2004. Additionally some of our customers suffered damage to their commercial and residential premises, which caused metered water to be lost within these premises. We also did not carry out our normal disconnection procedures until January 2005. Consequently, the receivables for our Cayman Islands retail operations were unusually high at year end. We have been working with customers to settle any outstanding accounts and believe that an adequate provision has been made in our financial statements for amounts we believe to be uncollectible.

Investing Activities

     Cash used in investing activities during the years ended December 31, 2003 and 2004 was $29,645,995 and $915,405, respectively. In 2004, our investing activities consisted of expenditures for new property, plant and equipment, including $800,000 used to expand a plant in our Retail segment in the Cayman Islands and $540,000 towards the construction of a new 1.0 million U.S. gallon potable water storage tank in our Bulk segment in Belize. We also used cash to make improvements to our existing distribution system in our Retail segment. By December 31, 2004, we had purchased some of the replacement equipment resulting from the impact of Hurricane Ivan, but will continue to replace assets during 2005. This was partially offset by the collection of our loans receivable.

     In 2003, cash in the amount of $28,917,513 was used for our acquisitions of DesalCo Limited, its wholly owned subsidiary DesalCo (Barbados) Limited, Ocean Conversion (Cayman) Limited, Waterfields Company Limited and our equity investment in Ocean Conversion (BVI) Ltd. Also cash of $1,874,286 was used in the construction of three 1.0 million U.S. gallon potable water storage tanks at our Governors Harbour plant to replace our previous 2.0 million U.S. gallon fabric-lined storage tanks.

     During 2002, our investing activities consisted of expenditures for new property, plant and equipment, including $1,500,000 used to purchase the Britannia reverse osmosis plant in the Cayman Islands.

Financing Activities

     Cash provided by financing activities for the year ended December 31, 2003 was $30,807,789 and cash used in financing activities for the year ended December 31, 2004 was $5,938,879, respectively. In 2004, our financing activities primary consisted of the payment of dividends and repayment of our long term debt. This was partially offset by the issuance of shares though the exercise of stock options by management.

     In 2003, we utilized a credit facility with Scotiabank (Cayman Islands) Ltd. to complete our acquisitions and repay facilities with the Royal Bank of Canada and the European Investment Bank. In the year ended December 31, 2003, our primary financing activities were to borrow $28,056,126 from our Scotiabank facilities and the receipt of $18,373,814 of equity through a secondary share offering. From these amounts $1,687,500 was used to repay our Royal Bank of Canada credit facility, $905,384 was used to fully repay our European Investment Bank loan, $869,091 represented financing fees and $12,411,606 was repaid on our Scotiabank bridge financing.

Material Commitments for Capital Expenditures and Contingencies

     The following table summaries our contractual obligations as at December 31, 2004:

		Less Than	1 – 3	3 – 5	After 5
	Total	1 Year	Years	Years	Years
Long term debt	$16,589,370	$3,733,144	9,284,802	3,571,424	—
Operating leases	367,811	119,094	248,717	—	—
Other	357,957	96,809	211,148	—	50,000

     At December 31, 2004, we had committed approximately $780,000 for capital expenditures related to various projects, in various stages of completion, in all of our operations. We intend to finance these projects using cash from operations.

     On April 11, 2005, the Company through Waterfields Company Limited accepted the terms set forth in the letter of acceptance with the Water and Sewerage Corporation (“WSC”) of the Bahamas relating to the construction of the Blue Hills Plant and as part of its agreement with WSC, the Company is required to provide engineering services and equipment to reduce the amount of water that is lost throughout WSC’s pipeline distribution system on New Providence. The Company has committed approximately $22.0 million for these projects.

     In addition, the Company has committed approximately $850,000 for the purchase of 2 containerized reverse osmosis units to be utilized at the existing Waterfields Company Limited plant.

     On February 7, 2003, we entered into a loan agreement with Scotiabank (Cayman Islands) Ltd. to finance certain acquisitions and refinance existing debt. The facilities are comprised of the following:

•	$2.0 million revolving line of credit bearing interest at the floating base rate as established by Cayman Island Class A licensed banks from time to time. The present interest rate is 6.5%

•	$20.0 million seven-year term loan bearing interest at an annually adjusted floating rate of LIBOR plus 1.5% to 3%, depending on the ratio of our consolidated debt to our consolidated earnings before interest, taxes and depreciation. The present interest rate is 4.08%.

•	$17.1 million six-month term loan bearing interest on the same basis as the seven-year term loan. This facility was fully repaid by the proceeds from our equity offering on July 9, 2003

     We have used the proceeds from these facilities to refinance existing debt, for working capital and to finance acquisitions.

     As of December 31, 2004, we have an outstanding balance of $15,000,000 on our Scotiabank loan facilities. We are required to make monthly payments of interest for all borrowings under the revolving line of credit and quarterly payments of interest for all amounts drawn down under the two term loans. We are obligated to make 28 equal quarterly payments of principal under the seven-year term loan.

     We have collateralized all borrowings under the three facilities by providing Scotiabank with a first lien on all of our assets, including the capital stock of subsidiaries and the investment in equity we acquired in our recent acquisitions.

     The loan agreement for the three facilities contains standard terms and conditions for similar bank loans made in the Cayman Islands, including acceleration of the repayment of all borrowings either upon the demand of Scotiabank (Cayman Islands) Ltd. or in the event of default under the loan agreement.

     We have guaranteed to Scotiabank 50% of the Ocean Conversion (BVI) Ltd. loan of $505,000. The Scotiabank loan is repayable in 6 equal semi-annual installments of $125,000 with the balance of principal due May 31, 2006, bearing interest at 3-month LIBOR plus 1.5%.

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

     Important matters that may affect what will actually happen include, but are not limited to: tourism and weather conditions in the areas we service; our ability to manage, integrate and realize the benefits from recent acquisitions; scheduled new construction within our operating areas; the economies of the U.S. and the areas we service; regulatory matters; availability of capital to repay a substantial portion of our bank debt and for expansion of our operations; and other factors described in the “Risk Factors” section below as well as elsewhere in this Annual Report. Prior to commencing construction on the Blue Hills and Windsor plants, the Company must negotiate a definitive agreement with the Water and Sewerage Corporation of the Bahamas and obtain financing for the projects, which we anticipate will consist of $12.0 million of debt and $10.0 million of equity. No assurances can be made that the Company will be able to obtain financing at all or that the available financing opportunities will be on terms acceptable to the Company.

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

     We rely on water supply and/or service agreements with our customers in the Cayman Islands, Belize, the Bahamas and Barbados which, upon their expiration, may not be renewed or may be renegotiated on less favorable terms to us. We presently operate as bulk water suppliers under water sales agreements in the Cayman Islands with our customer the Water Authority-Cayman, in Belize with our customer, the Belize Water Services Limited, in the Bahamas with our customers, the Water & Sewerage Corporation and South Bimini International Ltd. We presently operate a plant in Barbados under a service agreement for our customer Sandy Lane Properties Ltd. Upon expiration, these agreements may not be renewed or may be renewed on less favorable terms.

     We are currently negotiating with our customer Water Authority-Cayman for an extension of one of our operating agreements for the Lower Valley Seawater Reverse Osmosis Plant (“the Lower Valley Agreement”), which expires in March 2006. For the year ended December 31, 2004, revenue from the Lower Valley Agreement was $1,382,845. Ocean Conversion (BVI) Ltd.’s water supply agreement with BVIW&S, which had an original term of seven years, has been in force on a monthly basis since January 28, 2000. Our Service Agreement with Sandy Lane Properties Ltd. expires in January 2006 and we are currently not in negotiations to extend this agreement, although we intend to make a proposal to our customer to renew the agreement at some later date. For the year ended December 31, 2004, revenue from Sandy Lane Properties Ltd. was $402,631. Our other water supply agreements expire between November 2008 and March 2026.

     The British Virgin Islands Water and Sewerage Department has taken the position that our water supply agreement is operating on a month-to-month basis. We have accepted the position of the British Virgin Islands Water and Sewerage department that Ocean Conversion (BVI) Ltd.’s existing water supply arrangement the British Virgin Islands is in force on a month-to-month basis until negotiations for a definitive agreement are finalized. In May 1999, the British Virgin Islands government did not make a required buyout payment of $1.42 million for the Baughers Bay plant and has taken the position that the water supply agreement continues on a month-to-month basis. Thus, it is possible, but in our opinion unlikely, that the government could cease purchasing water at any time. While Ocean Conversion (BVI) Ltd. has made attempts in the past to negotiate a new water supply agreement, there is no guarantee such agreement will be obtained, or if obtained, would be on terms favorable to Ocean Conversion (BVI) Ltd. Cessation of the government water purchases, or failure to negotiate a new agreement on terms favorable to us, could have an adverse effect on our results of operations. For the year ended December 31, 2004, net income of our affiliate Ocean Conversion (BVI) Ltd. was $2,771,198 of which $1,284,080 was recorded as equity in earning of affiliate on our consolidated statements of income. Our equity investment in Ocean Conversion (BVI) Ltd., as at December 31, 2004, was $11,058,398. In the event that the government ceased purchasing water from the Baughers Bay plant, or we negotiated a new contract with the government on less favorable terms than the existing supply arrangement, we would be required to examine this investment for impairment. In the event that we determined that this investment was impaired, we could incur significant expense to write off part or all of this investment, which would reduce our earnings during the period in which the investment was determined to be impaired.

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

     The costs of integrating future assets may affect our ability to pay dividends. We have historically sought to pay cash dividends to our shareholders out of our net income on a quarterly basis if funds are available. The costs associated with integrating future assets into our company, however, may reduce our net income. If our net income is reduced, we will have fewer funds available to pay dividends. In addition, our bank loan agreement with Scotiabank (Cayman Islands) Ltd. requires that we pay dividends from current cash flows.

     Our business is affected by tourism, weather, the economies of the locations where we provide service and the U.S. and European economies. Tourist arrivals and weather within our operating areas affect the demand for our water to a greater extent in the Cayman Islands and in Belize than in the Bahamas, the British Virgin Islands and Barbados. In the Cayman Islands and Belize, the highest demand is normally in the first two quarters of each calendar year. The lowest demand for water occurs in the third quarter of each calendar year. A significant percentage of tourists visiting the Cayman Islands and Belize come from the U.S. or certain European countries. In addition, development activity in our service areas in the Cayman Islands is significantly impacted by the U.S. economy. Accordingly, a significant downturn in tourist arrivals to the Cayman Islands or in the U.S. or European economies for any reason would be detrimental to our revenues and operating results. Additional terrorist activities in the United States, Europe or in areas served by us or extended hostilities in the Persian Gulf would likely have a material adverse effect on our business and results of operations.

     The Blue Hills Plant is larger than any other single desalination plant that we have built previously and revenue from this plant is substantially derived from fixed unit prices. Because of the size of the Blue Hills project, there are inherent uncertainties in our cost estimates to construct this project. Construction and/or operating cost overruns could materially affect the return on our investment in this project. Additionally, the terms of the Blue Hills contract require us to guarantee the price of desalinated water on a per unit basis, subject to certain annual inflation adjustments, and assume the risk that the costs associated with producing this water may be greater than anticipated. The profitability of this project is therefore dependent on our ability to estimate accurately the costs of constructing and operating the Blue Hills Plant. These costs may be affected by a variety of factors, such as changes in the costs of materials and services since we submitted our bid in March 2004, lower than anticipated production efficiencies and/or hydrogeological conditions at the plant site differing materially from what was evaluated at the time we bid on the contract. If we did not estimate accurately the costs of the Blue Hills contract, this project could have lower margin than expected, which could adversely affect our results of operations or financial condition.

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

     Our expansion to territories outside of our current operating areas includes significant risks, including, but not limited to, the following:

•	regulatory risks, including government relations difficulties, local regulations and currency controls;

•	risks related to operating in foreign countries, including political instability, reliance on local economies, environmental or geographical problems, shortages of materials, immigration restrictions and limited skilled labor;

•	risks related to development of new operations, including assessing the demand for water, engineering difficulties and inability to begin operations as scheduled; and

•	risks relating to greater competition in these new territories, including the ability of our competitors to gain or retain market share by reducing prices.

     Even if our expansion plans are successful, we may have difficulty managing our growth. We cannot assure you that any new operations outside of our current operating areas will attain or maintain profitability or that the results from these new operations will not negatively affect our overall profitability.

     We do not own a majority interest in Ocean Conversion (BVI) Ltd. We own 50% of the voting shares of Ocean Conversion (BVI) Ltd., which allows us to appoint three of the six directors of that company. Sage Water Holdings (BVI) Limited, which owns the remaining 50% of the voting shares, is entitled to appoint the remaining three directors. If there is a tied vote of the directors on any matter, the president of the Caribbean Water and Wastewater Association is entitled to appoint a temporary director to break the tie. As a result, we have to share the management of Ocean Conversion (BVI) Ltd. with Sage Water Holdings (BVI) Limited. Although we provide management and engineering services to Ocean Conversion (BVI) Ltd. we do not fully control the operations of the company.

     Our operations in the Caribbean could be harmed by hurricanes. Another significant hurricane such as Hurricane Ivan, which affected our Cayman Islands operations in September 2004, could cause major damage to our equipment and properties and the properties of our customers, including the large tourist properties in these areas. This would result in decreased revenues and profits from water sales until our damaged equipment and properties are repaired and our customers and the tourism industry returned to the status quo before the hurricane. We insure all of our assets except for our feed wells and, in the Cayman Islands our underground water distribution system.

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

     We rely on the efforts of several key employees. Our success depends upon the abilities of our executive officers. In particular, the loss of the services of Jeffrey Parker, our Chairman of the Board, or Fredrick McTaggart, our President and Chief Executive Officer, could be detrimental to our operations and our continued success. Although Messrs. Parker and McTaggart have entered into three-year employment agreements, which may be extended every year for an additional one-year term, we cannot guarantee that Mr. Parker or Mr. McTaggart will continue to work for us during the term of their agreements. In addition to Messrs. Parker and F. McTaggart, all of our Vice Presidents have entered into non-compete agreements with us.

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

     Service of process and enforcement of legal proceedings commenced against us in the United States may be difficult to obtain. Service of process on our company and our directors and officers, twelve out of sixteen of whom reside outside the United States, may be difficult to obtain within the United States. Also, since substantially all of our assets are currently located outside the United States, any judgment obtained in the United States against us may not be collectible.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Credit Risk

     We are not exposed to significant credit risk on retail customer accounts in the Cayman Islands, and Bimini, Bahamas, as our policy is to cease supply of water to customers whose accounts are more than 45 days overdue. Our primary exposure to credit risk is from bulk water sales customers in Belize, the Bahamas, the British Virgin Islands, Barbados and the Cayman Islands. In addition, the entire balance of our loan receivable is due from the Water Authority-Cayman.

Interest Rate Risk

     As of December 31, 2004, we had loans outstanding totaling $16,589,370, all of which bear interest at various lending rates such as LIBOR, Cayman Island’s Prime Rate or Nassau Prime Rate. We are subject to interest rate risk to the extent that any of these lending rates change.

Foreign Exchange Risk

     All of our foreign currencies have fixed exchanged rates to the U.S. dollar. If any of these fixed exchange rates become a floating exchange rate, however, our results of operation could be adversely affected.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Independent Auditors’ Report

The Board of Directors and Stockholders
Consolidated Water Co. Ltd

We have audited the accompanying consolidated balance sheets of Consolidated Water Co. Ltd. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Consolidated Water Co. Ltd. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Consolidated Water Co. Ltd.’s internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated April 15, 2005 expressed an unqualified opinion on management’s assessment of, and an adverse opinion on the effective operation of, internal control over financial reporting.

/s/ KPMG

George Town, Cayman Islands
April 15, 2005

CONSOLIDATED WATER CO. LTD.

CONSOLIDATED BALANCE SHEETS

(Expressed in United States dollars)

	December 31,
	2004	2003
ASSETS
Current assets
Cash and cash equivalents (Note 4)	$9,216,908	$8,236,924
Accounts receivable (Note 5)	4,879,410	3,859,496
Insurance claim receivable (Note 6)	1,932,905	—
Inventory (Note 7)	1,629,348	1,546,185
Prepaid expenses and other assets	625,563	596,386
Current portion of loans receivable (Note 8)	924,020	1,098,732

Total current assets	19,208,154	15,337,723

Loans receivable (Note 8)	2,270,326	3,194,346
Property, plant and equipment, net (Note 9)	28,861,402	29,662,297
Other assets	424,564	505,793
Investment in affiliates (Note 10)	11,070,848	10,034,260
Intangible assets (Note 11)	5,421,381	6,431,955
Goodwill (Note 12)	3,568,374	3,395,752

Total assets	$70,825,049	$68,562,126

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Dividends payable (Note 13)	$783,854	$686,118
Accounts payable and other liabilities	3,860,511	2,072,245
Current portion of long term debt (Note 14)	3,733,144	3,763,144

Total current liabilities	8,377,509	6,521,507

Long term debt (Note 14)	12,856,226	16,633,437
Other liabilities	357,957	352,495
Minority Interest in Waterfields Company Limited	861,463	806,160

Total liabilities	22,453,155	24,313,599

Stockholders’ equity
Redeemable preferred stock, $1.20 par value. Authorized 100,000 shares; issued and outstanding 13,921 shares in 2004 and 13,585 shares in 2003 (Note 15)	16,705	16,302
Class A common stock, $1.20 par value. Authorized 9,840,000 shares; issued and outstanding 5,753,485 shares in 2004 and 5,687,010 shares in 2003	6,904,183	6,824,412
Class B common stock, $1.20 par value. Authorized 60,000 shares; issued and outstanding nil shares for 2004 and nil shares for 2003 (Note 15)	—	—
Stock and options earned but not issued	20,746	21,494
Additional paid-in capital	27,281,728	26,773,342
Retained earnings	14,148,532	10,612,977

Total stockholders’ equity	48,371,894	44,248,527

Commitments (Note 20)
Total liabilities and stockholders’ equity	$70,825,049	$68,562,126

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED WATER CO. LTD.

CONSOLIDATED STATEMENTS OF INCOME

(Expressed in United States dollars)

	For the year ended December 31,
	2004	2003	2002
Retail water sales	$12,089,491	$10,918,151	$10,683,592
Bulk water sales	10,303,074	7,045,761	1,471,097
Services revenues	888,848	1,090,293	—

Total revenues	23,281,413	19,054,205	12,154,689

Retail cost of sales	(5,250,372)	(4,972,300)	(5,824,815)
Bulk cost of sales	(7,798,225)	(5,776,555)	(1,057,362)
Services cost of sales	(623,116)	(491,593)	—

Total cost of sales (Note 16)	(13,671,713)	(11,240,448)	(6,882,177)

Gross profit	9,609,700	7,813,757	5,272,512

General and administrative expenses (Note 16)	(5,138,182)	(3,775,357)	(2,644,004)

Net insurance recovery from Hurricane Ivan (Note 6)	591,404	—	—

Income from operations	5,062,922	4,038,400	2,628,508

Other income (expenses)
Interest income	81,560	82,334	14,711
Interest expense	(682,744)	(1,163,637)	(103,986)
Other income	533,974	438,022	37,077
Equity in earnings of affiliate	1,284,080	826,029	—

	1,216,870	182,748	(52,198)

Net income before income taxes and minority interest	6,279,792	4,221,148	2,576,310

Provision for income taxes	(30,150)	(23,743)	—
Minority interest	(52,259)	(20,324)	—

Net income	$6,197,383	$4,177,081	$2,576,310

Basic earning per share (Note 17)	$1.08	$0.85	$0.65

Diluted earning per share (Note 17)	$1.05	$0.83	$0.63

Weighted average number of common shares used in the determination of:

Basic earnings per share (Note 17)	5,737,132	4,917,183	3,969,861

Diluted earnings per share (Note 17)	5,879,505	5,037,530	4,087,532

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED WATER CO. LTD.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2004

(Expressed in United States dollars)

					Stock and
	Redeemable preferred				options	Additional		Total
	stock		Common stock		earned but	paid-in	Retained	stockholders’
	Shares	Dollars	Shares	Dollars	not issued	capital	earnings	equity
Balance at December 31, 2001	25,195	$30,234	3,920,064	$4,704,077	$210,324	$6,896,753	$7,633,036	$19,474,424

Issue of share capital	3,330	3,996	67,456	80,947	(227,980)	490,889	—	347,852
Conversion of preferred shares	(8,083)	(9,700)	8,083	9,700	—	—	—	—
Redemption of preferred shares	(702)	(842)	—	—	—	(2,999)	—	(3,841)
Repurchase and cancellation of ordinary shares	—	—	(2,184)	(2,621)	—	(30,248)	—	(32,869)
Net income	—	—	—	—		—	2,576,310	2,576,310
Dividends declared	—	—	—	—		—	(1,678,149)	(1,678,149)
Issue of options and share grants	—	—	—	—	442,497	—	—	442,497

Balance at December 31, 2002	19,740	$23,688	3,993,419	$4,792,103	$424,841	$7,354,395	$8,531,197	$21,126,224

Public offering of ordinary shares, net of issuance costs	—	—	1,392,150	1,670,580	—	16,118,254	—	17,788,834
Issue of share capital	3,837	4,604	291,463	349,756	(544,756)	3,300,838	—	3,110,442
Conversion of preferred shares	(9,978)	(11,973)	9,978	11,973	—	—	—	—
Redemption of preferred shares	(14)	(17)	—	—	—	(145)	—	(162)
Net income	—	—	—	—		—	4,177,081	4,177,081
Dividends declared	—	—	—	—		—	(2,095,301)	(2,095,301)
Issue of options and share grants	—	—	—	—	141,409	—	—	141,409

Balance at December 31, 2003	13,585	$16,302	5,687,010	$6,824,412	$21,494	$26,773,342	$10,612,977	$44,248,527

Issue of share capital	2,724	3,269	64,087	76,905	(95,568)	508,386	—	492,992
Conversion of preferred shares	(2,388)	(2,866)	2,388	2,866	—	—	—	—
Net income	—	—	—	—	—		6,197,383	6,197,383
Dividends declared	—	—	—	—	—		(2,661,828)	(2,661,828)
Issue of options and share grants	—	—	—	—	94,820	—	—	94,820

Balance at December 31, 2004	13,921	$16,705	5,753,485	$6,904,183	$20,746	$27,281,728	$14,148,532	$48,371,894

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED WATER CO. LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in United States dollars)

	For the year ended December 31,
	2004	2003	2002
Net income	$6,197,383	$4,177,081	$2,576,310
Adjustments to reconcile net income to net cash from operating activities
Depreciation	2,079,475	1,699,140	1,269,126
Amortization of intangible assets and bank fees	1,017,207	1,318,102	194,906
Stock compensation on share grants	155,388	138,750	175,330
Net loss on disposal of fixed assets due to Hurricane Ivan	1,331,563	—	—
Undistributed income from affiliates	(1,718,338)	(1,060,188)	—
Minority interest	52,259	20,324	—
(Increase) decrease in accounts receivable	(1,019,914)	(82,939)	(83,791)
Increase in insurance claim receivable	(1,932,905)	—	—
Increase in inventory	(83,163)	(10,088)	(68,620)
(Increase) decrease in prepaid expenses and other assets	(29,177)	60,041	(50,529)
Increase in other assets	(9,239)	—	—
Increase in accounts payable and other liabilities	1,788,267	230,725	56,380
Increase in other liabilities	5,462	15,878	45,978

Net cash provided by operating activities	7,834,268	6,506,826	4,115,090

Cash flows from investing activities
Deferred expenditures	—	—	(460,886)
Purchase of property, plant and equipment	(2,715,887)	(2,159,860)	(3,107,837)
Business combinations, net of cash acquired	—	(19,495,005)	—
Investment in affiliate	681,750	(8,961,622)	—
Collection from loans receivable	1,098,732	970,492	—
Proceeds from sale of property, plant and equipment	20,000	—	—

Cash used in investing activities	(915,405)	(29,645,995)	(3,568,723)

Cash flows from financing activities
Net proceeds from credit facility	—	27,187,035	1,500,000
Deferred expenditures	—	—	(426,970)
Dividends declared and paid	(2,564,092)	(1,924,067)	(1,669,088)
Net proceeds from issuance of stock	432,424	19,037,034	615,019
Principal repayments of long term debt	(3,807,211)	(13,492,213)	(476,760)
Payment to acquire common stock	—	—	(32,869)
Payment to acquire redeemable preferred shares	—	—	(3,841)

Net cash provided by (used in) financing activities	(5,938,879)	30,807,789	(494,509)

Net increase in cash and cash equivalents	979,984	7,668,620	51,858

Cash and cash equivalents at beginning of year	8,236,924	568,304	516,446

Cash and cash equivalents at end of year	$9,216,908	$8,236,924	$568,304

Interest paid in cash	$591,795	$770,438	$101,764
Interest received in cash	$81,560	$81,836	$11,380
Income taxes paid	$14,281	$40,090	$—

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED WATER CO. LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Principal activity

Consolidated Water Co. Ltd., its wholly-owned subsidiaries, majority-owned subsidiary and affiliate (together the “Company”) use reverse osmosis technology to produce fresh water from seawater. The Company processes and supplies water to its customers in the Cayman Islands, Belize, Bahamas, Barbados and British Virgin Islands. The Company sells water to a variety of customers, including public utilities, commercial and tourist properties, residential properties and government facilities. The base price of water supplied by the Company, and adjustments thereto, are generally determined by the terms of the license and contracts, which provide for adjustments based upon the movement in the government price indices specified in the license and contracts, as well as monthly adjustments for changes in the cost of energy. The Company also provides consulting services under long-term agreements under which the Company designs and constructs desalination plants, and manages and operates plants owned by other companies.

2. Accounting policies

Basis of preparation: The consolidated financial statements presented are prepared in accordance with accounting principles generally accepted in the United States of America.

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

Cash and cash equivalents: Cash and cash equivalents comprise cash at banks on call and highly liquid deposits with an original maturity of three months or less.

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

Loans receivable: Loans receivable relate to amounts advanced to customers to facilitate the construction of water desalination plants. The allowance for loan losses, if any, is the Company’s best estimate of the amount of potable credit losses in the Company’s existing loans and is determined on an individual loan basis. Management believes the loans receivable are collectible and, therefore, no loan allowance has been established as of December 31, 2004.

Property, plant and equipment: Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation is calculated using a straight line method with an allowance for estimated residual values. Rates are determined based on the estimated useful lives of the assets as follows:

Buildings	5 to 40 years
Plant and equipment	4 to 40 years
Distribution system	3 to 40 years
Office furniture, fixtures and equipment	3 to 10 years
Vehicles	3 to 10 years
Leasehold improvements	Shorter of 5 years or operating lease term outstanding
Lab Equipment	5 to 10 years

Additions to property, plant and equipment are comprised of the cost of the contracted services, direct labour and materials. Assets under construction are recorded as additions to property, plant and equipment upon completion of the projects. Depreciation commences in the month of addition.

Interest costs directly attributable to the acquisition and construction of qualifying assets, which are assets that necessarily take a substantial period of time to ready for their intended use, are added to the cost of those assets until such time as the assets are substantially ready for use or sale.

CONSOLIDATED WATER CO. LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Accounting policies (continued)

Goodwill and intangible assets: Goodwill represents the excess costs over fair value of the assets of an acquired business. Goodwill and intangible assets acquired in a business combination accounted for as a purchase and determined to have an indefinite useful life are not amortized, but are tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with estimatable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets”. The Company periodically evaluates the possible impairment of goodwill. Management identifies its reporting units and determines the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units. The Company determines the fair value of each reporting unit and compares it to the carrying amount of the reporting unit. To the extent the carrying amount of the reporting unit exceeds the fair value of the reporting unit, the Company is required to perform the second step of the impairment test, as this is an indication that the reporting unit goodwill may be impaired. In this step, the Company compares the implied fair value of the reporting unit goodwill with the carrying amount of the reporting unit goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit to all the assets (recognized and unrecognized) and liabilities of the reporting unit in a manner similar to a purchase price allocation, in accordance with SFAS No. 141, “Business Combinations”. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. If the implied fair value is less than its carrying amount, the impairment loss is recorded. The Company’s annual impairment valuation resulted in no goodwill impairment.

Investments: Investments where the Company does not exercise significant influence over the operating and financial policies of the investee and holds less than 20% of the voting stock are recorded at cost. Investments where the Company has significant influence over the operating and financial policies of the investee and holds 20% to 50% of the voting stock are recorded using the equity method of accounting for investments in common stock. The Company recognizes an impairment loss on declines in value that are other than temporary.

Other assets: Other assets consist of the bank financing fees paid on the drawdown of the Company’s long term debt and are being amortized on a straight line basis over the term of the loans.

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

CONSOLIDATED WATER CO. LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Accounting policies (continued)

Stock and stock option incentive plans: The Company issues stock under incentive plans that form part of employees and non-executive Directors’ remuneration. The Company also grants options to purchase ordinary shares as part of remuneration for certain long-serving employees and certain management employees.

During the year ended December 31, 2003, the option plan for certain management employees was amended as part of renegotiations of employee contracts. The amended contracts terminated the stock option plans for all years commencing from January 1, 2004.

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

	2004	2003	2002
Net income, as reported	$6,197,383	$4,177,081	$2,576,310
Add stock-based employee compensation expense included in reporting net income	155,388	138,750	442,497
Deduct total stock-based employee compensation expense determined under fair-value-based method for all rewards	(216,346)	(950,147)	(622,702)

Pro forma net income	$6,136,425	$3,365,684	$2,396,105

Earnings per share:
Basic – as reported	$1.08	$0.85	$0.65
Basic – pro forma	$1.07	$0.68	$0.60
Diluted – as reported	$1.05	$0.83	$0.63
Diluted – pro forma	$1.04	$0.67	$0.58

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

Interest income is recognized by the Company over the term of a loan based on the interest rate stated in the loan and is included in interest income.

CONSOLIDATED WATER CO. LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Accounting policies (continued)

Repairs and maintenance: All repair and maintenance costs are expensed as incurred.

Comparative figures: Certain prior year amounts have been adjusted to conform to the current year’s presentation. The Company has reallocated various maintenance expenses to cost of sales from general and administrative expenses. In addition, the Company has adjusted the cost and amortization of the Belize water production and supply agreement intangible asset to reflect a 2003 revaluation. These adjustments have no impact on the net income of the Company.

3. Acquisitions

Effective February 1, 2003, the Company acquired 100% of the outstanding voting common shares of DesalCo Limited, its wholly owned subsidiary DesalCo (Barbados) Limited and Ocean Conversion (Cayman) Limited. The consideration paid was $26,976,648, comprised of $24,202,651 in cash and 185,714 ordinary shares of the Company and $482,286 in costs related to the acquisitions.

Effective February 1, 2003, the Company also acquired as part of this acquisition of DesalCo Limited, 12.7% of the outstanding voting common shares of Waterfields Company Limited (“Waterfields”). On July 30, 2003, the Company acquired a further 13.5% of Waterfields and effective August 1, 2003, acquired an additional 64.7% interest, resulting in total controlling interest of 90.9% of Waterfields. The total consideration paid was $9,652,491, comprised of $9,431,610 in cash and $220,881 in costs related to the acquisition.

These acquisitions provided the Company with a reverse osmosis plant design, a construction and facilities management and engineering services firm, as well as facilities and contracts to supply additional bulk potable water services in the Cayman Islands, Bahamas and Barbados.

The following table summarizes the estimated fair values of assets acquired and liabilities assumed at the date of the acquisitions.

Current assets	$7,187,798
Property, plant and equipment	8,947,932
Investments in affiliates	12,069,998
Intangible assets	5,766,886
Goodwill	3,395,752
Other assets	4,190,883

Total assets acquired	41,559,249

Current liabilities	1,877,490
Long term debt and liabilities	2,266,784

Total liabilities assumed	4,144,274

Less: Minority interest in Waterfields Company Limited	785,836

Net assets acquired	$36,629,139

CONSOLIDATED WATER CO. LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. Acquisitions (continued)

The results of operations of DesalCo Limited, DesalCo (Barbados) Limited and Ocean Conversion (Cayman) Limited are included in the consolidated statements of income from February 1, 2003 and the results of operations of Waterfields Company Limited are included in the consolidated statements of income from August 1, 2003. The unaudited pro forma consolidated results of operations of Consolidated Water Co. Ltd., DesalCo Limited, DesalCo (Barbados) Limited, Ocean Conversion (Cayman) Limited, Waterfields Company Limited and an equity interest in Ocean Conversion (BVI) Ltd., had the companies been acquired at January 1, 2003 or 2002 would be as follows:

	December 31,
	2003	2002
Pro forma revenue	$21,841,916	$21,923,798
Pro forma net income	$4,704,114	$4,145,465
Pro forma earnings per share:
Basic	$0.83	$0.75
Diluted	$0.82	$0.73

4. Cash and cash equivalents

Cash and cash equivalents are not restricted as to withdrawal or use. At December 31, 2004, the equivalent United States dollars are denominated in the following currencies:

	December 31,
	2004	2003
Bank accounts
United States dollar	$1,980,944	$3,459,939
Cayman Islands dollar	4,413,496	1,650,342
Bahamian dollar	466,193	492,076
Belize dollar	83,157	320,300
Barbadian dollar	95,065	15,175

	7,038,855	5,937,832

Short Term deposits
United States dollars	1,521,188	1,505,192
Bahamian dollar	493,699	474,901
Belize dollar	163,166	318,999

	2,178,053	2,299,092

Total cash and cash equivalents	$9,216,908	$8,236,924

CONSOLIDATED WATER CO. LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. Accounts receivable

	December 31,
	2004	2003
Trade accounts receivable	$4,939,985	$3,781,297
Other accounts receivable	104,767	153,066

	5,044,752	3,934,363

Allowance for doubtful accounts	(165,342)	(74,867)

	$4,879,410	$3,859,496

The activity of the allowance for doubtful accounts consisted of the following:

	December 31,
	2004	2003
Opening allowance for doubtful accounts	$74,867	$12,000
Provision for doubtful accounts	90,475	62,867
Accounts written off during the year	—	—

Ending allowance for doubtful accounts	$165,342	$74,867

Significant concentrations of credit risk are disclosed in Note 24.

6. Insurance claim receivable

On September 11 and 12, 2004, Hurricane Ivan significantly affected the Company’s Cayman Islands operations. As a result, the Company suffered damage to its seawater conversion plants, which are covered by property insurance. Under generally accepted accounting principles, the Company is required to record the loss of any property which must be replaced in the period the loss occurs, and record any gain from related insurance claims only when the recovery is probable.

As at December 31, 2004, the Company has estimated the total loss to be $2,541,501 consisting of plant and equipment of $1,351,563, spare parts inventories of $111,839 and $1,078,099 relating to the rebuilding of the Cayman Islands operations as at December 31, 2004. These amounts have been recorded against the insurance recovery and appear as a gain on the income statement as “Net insurance recovery due to Hurricane Ivan”.

The Company also suffered loss of profits during the period that it was unable to sell water to its Cayman Islands customers. The Company has quantified this loss of profits at $818,700 and has been fully covered in the Company’s claim for such loss to its insurer under its Loss of Profits insurance. The Company has recorded total recoveries from insurance of $3,132,905 offsetting the total estimated loss of $2,541,501.

On February 8, 2005, the Company accepted a proposal from the insurance company for a final settlement sum of $1,932,905 towards claims for loss and damage to property and loss of profits. This amount has been recorded as a Insurance claim receivable on the December 31, 2004 balance sheet and is part of the gain of $591,404.

CONSOLIDATED WATER CO. LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. Inventory

	December 31,
	2004	2003
Water stock	33,659	42,440
Consumables stock	194,307	190,280
Spare parts stock	1,401,382	1,313,465

	$1,629,348	$1,546,185

8. Loans receivable

As part of the acquisition of Ocean Conversion (Cayman) Limited, the following loans receivable were acquired. Management estimates these loans to be fully collectible and as such no impairment allowance has been provided at December 31, 2004.

	December 31,
	2004	2003
Due from Water Authority Cayman: Original loan of $1,216,000, non-interest bearing, in monthly installments of $14,476 to November 30, 2008. Loan secured by Red Gate plant, machinery and equipment.	$680,381	$854,095

Due from Water Authority Cayman: Two loans originally aggregating $1,819,920, bearing interest at 5% per annum, receivable in combined monthly installments of principal and interest of $25,721 to March 2005, and secured by Lower Valley plant, machinery and equipment.	76,529	373,275

Due from Water Authority Cayman: Two loans originally aggregating $1,168,600, bearing interest at 5% per annum, receivable in combined monthly installments of principal and interest of $16,516 to March 2006, and secured by Lower Valley plant, machinery and equipment.	239,686	420,958

Due from Water Authority Cayman: Two non-interest bearing loans originally aggregating $3,129,000, receivable in monthly installments of $37,250 to November 2009, and secured by North Sound Road plant, machinery and equipment.	2,197,750	2,644,750

Total loans receivable	3,194,346	4,293,078

Less current portion	(924,020)	(1,098,732)

Loans receivable, excluding current portion	$2,270,326	$3,194,346

Principal amounts due in each of the next five years are as follows:

2005	924,020
2006	633,624
2007	620,714
2008	606,238
2009	409,750

CONSOLIDATED WATER CO. LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. Property, plant and equipment

	December 31,
	2004	2003
Cost
Land	475,679	475,679
Buildings	4,373,382	4,149,669
Plant and equipment	14,209,510	15,923,840
Distribution system	18,278,146	17,781,207
Office furniture, fixtures and equipment	551,911	864,426
Vehicles	556,825	700,750
Leasehold improvements	—	246,777
Lab equipment	20,877	41,305
Assets under construction	1,642,813	628,504

	40,109,143	40,812,157

Accumulated depreciation	(11,247,741)	(11,149,860)

Net book value	$28,861,402	$29,662,297

At December 31, 2004, the Company had outstanding capital commitments of approximately $780,000 (2003: $600,000). It is the Company’s policy to maintain adequate insurance for loss or damage to all fixed assets that in management’s assessment may be susceptible to loss. The Company does not insure its underground distribution system, which originally cost $9,873,746 (2003: $9,751,456).

10. Investments in affiliates

As part of the acquisition described in Note 3, the Company acquired 50% and 100% of the outstanding voting common shares and non-voting common shares, respectively, of Ocean Conversion (BVI) Ltd. On May 9, 2003, the Company sold 100% of its non-voting shares in Ocean Conversion (BVI) Ltd. to Sage Water Holdings (BVI) Limited for $2,120,250. The Company now owns 50% of the voting common shares of Ocean Conversion (BVI) Ltd., representing a 43.5% interest in the company.

The Company’s investment in Ocean Conversion (BVI) Ltd. is accounted for using the equity method of accounting.

The excess cost over the Company’s share of fair value net assets acquired of Ocean Conversion (BVI) Ltd. is $6,654,362, which is considered equity-method goodwill. In accordance with SFAS No. 142 this equity-method goodwill is not being amortized, but is analyzed for impairment. At December 31, 2004, management believes there is no impairment of this equity-method goodwill.

CONSOLIDATED WATER CO. LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. Investments in affiliates (continued)

Summarized financial information of Ocean Conversion (BVI) Ltd. is presented as follows:

	December 31,
	2004	2003
Current assets	$4,552,059	$2,154,380
Non-current assets	4,189,764	4,612,348

Total assets	$8,741,823	$6,766,728

Current liabilities	$1,085,589	$1,006,733
Non-current liabilities	1,682,604	1,410,063

Total liabilities	$2,768,193	$2,416,796

	For the year ended December 31,
	2004	2003
Water sales	$6,872,366	$4,819,605

Cost of water sales	$2,475,304	$2,110,066

Income from operations	$2,746,636	$1,663,353

Net income	$2,771,198	$1,738,200

11. Intangible assets

Effective February 1, 2003, the Company acquired 100% of the outstanding voting common shares of DesalCo Limited, its wholly-owned subsidiary DesalCo (Barbados) Ltd., and Ocean Conversion (Cayman) Limited. A portion of the purchase price was allocated to the following identifiable intangible assets.

(a) As part of the acquisition of DesalCo Limited the Company originally attributed $726,902 to an intangible asset which was adjusted in 2004 by $129,454 for a total balance of $856,356. This represents the fair value of a Management Services Agreement originally dated December 4, 2000, under which DesalCo Limited provides management and engineering services to Ocean Conversion (BVI) Ltd. an affiliated company. Original agreement was amended on February 7, 2003 such that there is no expiration term. Management of the Company has determined that this intangible asset has an indefinite life, and therefore it is not being amortized.

CONSOLIDATED WATER CO. LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. Intangible assets (continued)

(b) As part of the acquisition of DesalCo Limited, the Company attributed $337,149 to another intangible asset, the DWEER™ Distribution Agreement between DesalCo Limited and DWEER Technology Limited, which expires on October 31, 2009. Under this agreement DesalCo Limited was granted an exclusive right, within certain geographical areas in the Caribbean, Central and South America, to distribute certain patented equipment which can increase the operational efficiency of reverse osmosis seawater desalination plants. The estimated fair value attributable to the intangible asset of the DWEER™ Distribution Agreement is being amortized over the remaining term of the seven-year agreement and has a weighted average useful life of 6.83 years.

(c) As part of the acquisition of DesalCo Limited, the Company attributed $104,050 to an intangible asset which represents the fair value of an operations agreement between Sandy Lane Properties Ltd. and DesalCo (Barbados) Limited, a wholly owned subsidiary of DesalCo Limited. Under the terms of the agreement, DesalCo (Barbados) Limited provides operations and maintenance services for a seawater reverse osmosis desalination plant. The carrying amount attributable to the intangible asset of the operations agreement is being amortized over the remaining term of the five-year agreement and has a weighted average useful life of 3.0 years

(d) As part of the acquisition of Ocean Conversion (Cayman) Limited, the Company originally attributed $4,598,785 to intangible assets which was adjusted in 2004 by $213,289 for a total balance of $4,385,496. This represent the fair value of three Water Production and Supply Agreements between Ocean Conversion (Cayman) Limited and the Government of the Cayman Islands, dated April 25, 1994, June 18, 1997 and December 31, 2001. Under these agreements, Ocean Conversion (Cayman) Limited built reverse osmosis seawater desalination plants for the Government of the Cayman Islands. Ocean Conversion (Cayman) Limited operates the plants until the expiration of the agreement term, as extended, at which time the plant operations will be transferred to the Government of the Cayman Islands for no consideration. The carrying amounts attributable to the intangible assets of the Water Production and Supply Agreements are being amortized over the remaining term of the agreements, which are approximately 6, 3 and 7 years, respectively, and have a weighted average useful life of 5.8 years.

(e) On September 17, 2003, the Company signed a new agreement with its Belize customer for the provision of water from a seawater desalination plant for an initial term of 23 years. The new agreement was effective on June 1, 2004 after certain conditions precedent were met or waived. The carrying amount of the Belize Water Production and Supply Agreement was revalued in 2003 to its fair market value upon signing of the new agreement. The revised carrying amount which was previously being amortized over its weighed average useful life of 10.75 years is now being amortized over the term of the new 23-year agreement and now has a weighted average useful life of 23.0 years.

CONSOLIDATED WATER CO. LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. Intangible assets (continued)

	December 31,
	2004	2003
Cost
Non-amortizable intangible asset
Management service agreement	$856,356	$726,902
Amortizable intangible assets
DWEERTM distribution agreement	337,149	337,149
Operations agreement with Sandy Lane	104,050	104,050
Cayman water production and supply agreements	4,385,496	4,598,785
Belize water production and supply agreement	1,522,419	1,522,419

	$7,205,470	$7,289,305

Accumulated amortization
Non-amortizable intangible asset
Management service agreement	$—	$—
Amortizable intangible assets
DWEERTM distribution agreement	(94,613)	(45,250)
Operations agreement with Sandy Lane	(66,476)	(31,793)
Cayman water production and supply agreements	(1,494,847)	(718,346)
Belize water production and supply agreement	(128,153)	(61,961)

	(1,784,089)	(857,350)

Net book value	$5,421,381	$6,431,955

Amortization for each of the next five years are as follows:

2005	$929,879
2006	820,943
2007	788,659
2008	639,249
2009	234,855
Thereafter	1,151,440

CONSOLIDATED WATER CO. LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. Goodwill

As of January 1, 2002, the Company adopted SFAS No. 142 “Goodwill and Other Intangible Assets”, and in accordance with this statement goodwill is not amortized, but is analyzed for impairment annually.

The carrying amount of goodwill allocated to the reporting units for the year ended December 31, 2004 are as follows:

	Retail	Bulk	Services
	Segment	Segment	Segment	Total
Balance as of December 31, 2003	$1,170,511	$2,136,524	$88,717	$3,395,752

Goodwill acquired during the year	—	172,622	—	—

Balance as of December 31, 2004	$1,170,511	$2,309,146	$88,717	$3,568,374

In 2004, goodwill and intangible assets were adjusted by $172,622 due to a revaluation of the fair market value of those assets.

The reporting segments are tested for impairment in the fourth quarter by comparing the fair value of the reporting segments to the carrying value. The fair value is determined using discounted cash flow methodology based on management’s best estimates for each segment. At December 31, 2004, the Company’s impairment tests resulted in no impairment loss.

13. Dividends

Quarterly interim dividends were declared in respect of class A common stock and redeemable preferred stock as follows:

	2004	2003	2002
March 31	$0.115	$0.105	$0.105
June 30	$0.115	$0.105	$0.105
September 30	$0.115	$0.105	$0.105
December 31	$0.115	$0.105	$0.105

Interim dividends for the first three quarters were paid during each respective year. The Board of Directors declares the interim dividend for the fourth quarter in October of each year. These quarterly interim dividends are subject to no further ratification and consequently the fourth quarter interim dividends have been recorded as a liability in each respective year. Included in dividends payable at December 31, 2004 are unclaimed dividends of $120,574 (2003: $79,311).

14. Long term debt

	December 31,
	2004	2003
Scotiabank $20,000,000 term loan bearing interest at an annually adjusted floating rate of LIBOR plus 1.5% to 3.0%, depending on the ratio of the Company’s consolidated debt to its consolidated earnings before interest, taxes and depreciation, repayable in quarterly payments of $714,286 plus interest, due February 6, 2010. (3.68% at December 31, 2004; 2.68% at December 31, 2003)	$15,000,000	$17,857,143

CONSOLIDATED WATER CO. LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. Long term debt (continued)

	December 31,
	2004	2003
Scotiabank $1,428,000 term loan bearing interest at 3-month LIBOR plus 1.5%, repayable in semi-annual installments of $240,000 plus interest, due December 31, 2007. (3.61% at December 31, 2004; 2.60% at December 31, 2003)	708,000	1,188,000

Royal Bank of Canada loan bearing interest at LIBOR plus 1.75%, Repayable in quarterly installments of principal and interest, due in 2007. (3.11% at December 31, 2004; 2.92% at December 31, 2003)	527,215	801,414

Royal Bank of Canada loan bearing interest at Nassau Prime Lending Rate plus 1.5%, repayable in quarterly installments of principal and interest, due in 2007. (7.50% at December 31, 2004; 7.50% at December 31, 2003)	354,155	470,024

Inter-American Investment Corporation loan bearing interest at LIBOR plus 2.75%, repayable in quarterly installments of $40,000 plus interest. Repaid in full during the year ended December 31, 2004.	—	80,000

Total long term debt	16,589,370	20,396,581

Less current portion	(3,733,144)	(3,763,144)

Long term debt, excluding current portion	$12,856,226	$16,633,437

In addition to these facilities, as at December 31, 2004, the Company has available but unused lines of credit with Scotiabank for $2,000,000 bearing interest at the floating base rate as established by Cayman Islands Class A licensed banks from time to time and with Royal Bank of Canada for $500,000 bearing interest at the Nassau Prime Lending Rate plus 1.0%.

The Company has collateralized all borrowings under the $20,000,000 seven-year term loan and the $2,000,000 unused line of credit by providing Scotiabank with a first debenture over fixed and floating assets, a first legal charge over land and buildings, a security interest in all insurance policies and claims, a reimbursement agreement for standby letters of credit, a pledge of capital stock of each subsidiary and guarantees and negative pledges from each company where a majority interest exists.

The assets of Waterfields Company Limited have collateralized the two Royal Bank of Canada loans and the loan from Inter-American Investment Corporation.

The Company is in compliance with restrictive covenants associated with all its long term debt.

The aggregate capital repayment obligations over the next five years are as follows:

2005	$3,733,144
2006	3,468,358
2007	2,959,300
2008	2,857,144
2009	2,857,144
Thereafter	714,280

CONSOLIDATED WATER CO. LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. Share capital and additional paid in capital

Redeemable preferred stock (“preferred shares”) is issued under the Company’s Employee Share Incentive Plan as discussed in Note 21 and carries the same voting and dividend rights as ordinary shares of common stock (“ordinary share”). Preferred shares vest over four years and convert to common stock on a share for share basis on the fourth anniversary of each grant date. Preferred shares are only redeemable with the Company’s agreement. Upon liquidation, preferred shares rank in preferred to the ordinary shares to the extent of the par value of the preferred shares and any related additional paid in capital.

The Company has a Class ‘B’ stock option plan designed to deter coercive takeover tactics. Pursuant to this plan, holders of ordinary shares and preferred shares were granted options which entitle them to purchase 1/100 of a share of Class ‘B’ stock at an exercise price of $37.50 if a person or group acquires or commences a tender offer for 20% or more of the Company’s ordinary shares. Option holders (other than the acquiring person or group) will also be entitled to buy, for the $37.50 exercise price, ordinary shares with a then market value of $75.00 in the event a person or group actually acquires 20% or more of the Company’s ordinary shares. Options may be redeemed at $0.01 under certain circumstances. December 31, 2004, 60,000 of the Company’s authorized but unissued ordinary shares have been reserved for issue as Class ‘B’ stock. The Class ‘B’ stock has priority over ordinary shares with respect to dividend and voting rights. No Class ‘B’ stock options have been exercised or redeemed up to December 31, 2004.

16. Expenses

	For the year ended December 31,
	2004	2003	2002
Cost of water sales comprise the following:
Water purchases	76,399	263,586	1,952,331
Depreciation	1,945,476	1,586,217	1,175,349
Amortization of intangible asset (Note 11)	926,739	954,804	194,906
Employee costs	2,906,249	2,351,727	1,042,192
Fuel oil	1,536,780	639,434	179,275
Royalties (Note 20)	868,324	781,632	737,064
Electricity	2,586,723	2,499,695	710,168
Insurance	516,133	403,944	124,404
Maintenance	1,712,673	1,209,391	441,396
Other direct costs	596,217	550,018	325,092

	$13,671,713	$11,240,448	$6,882,177

General and administrative expenses comprise the following:
Employee costs	2,475,511	1,904,454	1,427,182
Depreciation	122,932	112,923	93,777
Professional fees	961,851	341,246	278,433
Insurance	287,068	234,968	141,650
Directors’ fees and expenses	348,439	164,794	157,877
Maintenance	28,086	165,864	21,339
Other indirect costs	914,295	851,108	523,746

	$5,138,182	$3,775,357	$2,644,004

CONSOLIDATED WATER CO. LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17. Earnings per share

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

The following summarizes information related to the computation of basic and diluted earnings per share for the three years ended December 31, 2004.

	2004	2003	2002
Net income	$6,197,383	$4,177,081	$2,576,310

Less:
Dividends paid and earnings attributable on preferred shares	(7,751)	(5,706)	(8,913)

Net income available to holders of ordinary shares in the determination of basic earnings per ordinary share	$6,189,632	$4,171,375	$2,567,397

Weighted average number of ordinary shares in the determination of basic earnings per ordinary share	5,737,132	4,917,183	3,969,861

Plus:
Weighted average number of preferred shares outstanding during the year	13,574	19,604	23,801

Potential dilutive effect of unexercised options	128,799	100,743	93,870

Weighted average number of shares used for determining diluted earnings per ordinary share	5,879,505	5,037,530	4,087,532

18. Segment information

Due to acquisitions, management changed the Company’s internal organizational structure to effectively assimilate the business activities of the acquired companies. Consequently, management no longer considers it appropriate to report separate business segments based on geographical location. Under Statements of Financial Accounting Standards 131, “Disclosure about Segments of an Enterprise and Related Information”, management now considers; (i) the operations to supply water to retail customers, (ii) the operations to supply water to bulk customers, and (iii) the provision of engineering and management services, as separate business segments. The segmented information that was previously reported in 2002 for the Cayman Islands and the Bahamas is now reported as part of the Retail Water segment and segmented information for Belize is now reported as part of the Bulk Water segment.

Included in our Bulk segment is our proportional share of results of operations, property, plant and equipment and total assets of Ocean Conversion (BVI) Ltd. An adjustment has been made in Reconciliation to adjust the Company’s interest in its investment under the equity method of accounting.

Also included in Reconciliation are corporate expenses that do not directly relate to any specific operating segment.

CONSOLIDATED WATER CO. LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18. Segment information (continued)

	As at December 31 and for the year then ended
	Retail			Bulk			Services			Reconciliation			Total
	2004	2003	2002	2004	2003	2002	2004	2003	2002	2004	2003	2002	2003	2002	2001
Water sales	12,089,491	10,918,151	10,683,592	13,294,615	9,130,741	1,471,097	888,848	1,090,293	—	(2,991,541)	(2,084,980)	—	23,281,413	19,054,205	12,154,689
Other income (expense)	217,140	(297,793)	(60,487)	(590,985)	(420,445)	8,289	(90,075)	(51,694)	—	1,680,790	952,680	—	1,216,870	182,748	(52,198)
Other income includes:
Interest revenue	15,796	11,597	—	90,596	89,679	14,711	—	197	—	(24,832)	(19,139)	—	81,560	82,334	14,711
Interest expense	—	422,510	103,427	349,693	368,462	559	88,532	99,281	—	244,519	273,384	—	682,744	1,163,637	103,986
Cost of water sales	5,250,372	4,972,300	5,824,815	8,878,939	6,484,560	1,057,362	623,116	491,593	—	(1,080,714)	(708,005)	—	13,671,713	11,240,448	6,882,177
General and Administrative	4,300,916	2,684,216	2,418,378	1,123,086	1,166,640	225,626	50,929	194,425	—	(336,749)	(269,924)	—	5,138,182	3,775,357	2,644,004
Net insurance recovery	591,404	—	—	—	—	—	—	—	—	—	—	—	591,404	—	—
Cost of water sales and general and administrative expenses include:
Depreciation	841,562	1,077,609	1,089,021	1,542,093	835,315	180,105	8,439	5,105	—	(312,619)	(218,889)	—	2,079,475	1,699,140	1,269,126
Amortization	—	—	—	842,693	877,761	194,907	84,046	77,043	—	—	—	—	926,739	954,804	194,907
Income taxes	—	—	—	—	—	—	30,150	23,743	—	—	—	—	30,150	23,743	—
Net income	3,346,747	2,963,842	2,379,912	2,645,635	1,038,771	196,398	94,578	328,839	—	110,423	(154,371)	—	6,197,383	4,177,081	2,576,310
Property, plant and equipment	18,981,551	19,701,187	18,812,973	11,685,778	11,954,770	1,440,673	17,877	14,095	—	(1,823,804)	(2,007,755)	—	28,861,402	29,662,297	20,253,646
Total assets	48,205,461	45,028,169	23,347,530	22,734,565	22,224,004	2,160,107	3,696,868	4,255,510	—	(3,811,845)	(2,945,557)	—	70,825,049	68,562,126	25,507,637

CONSOLIDATED WATER CO. LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18. Segment information (continued)

For the year ended December 31, 2004, revenues from the Cayman Island operations were $17,514,609 (2003: $15,541,455; 2002: $10,565,568). Revenues from all foreign country operations were $5,766,804 (2003: $3,512,750; 2002: $1,589,121). Included in the revenues from foreign countries is $4,374,135 (2003: $1,869,077; 2002: $118,024) from the operations in Bahamas, $990,039 (2003: $1,245,744; 2002: $1,471,097) from our operations in Belize and $402,631 (2003: $397,929; 2002: $nil) from our operations in Barbados.

For the year ended December 31, 2004, property, plant and equipment located in the Cayman Islands was $18,588,073 (2003: 19,375,384; 2002: 17,698,944). Property, plant and equipment in all the foreign country operations were $10,273,329 (2003: 10,286,913; 2002: $2,554,702). Included in property, plant and equipment from foreign operations is $8,509,679 (2003: $8,904,739; 2002: $1,114,029) from the operations in Bahamas and $1,756,381 (2003: $1,373,357; 2002: $1,440,673) from our operations in Belize.

For the year ended December 31, 2004, revenues in the amount of $5,066,004 (2003: $4,022,544; 2002: $nil) were earned from one customer and revenues in the amount of $4,247,031 (2003: $1,777,698; 2002: $nil) were earned from another customer. These revenues are located in the Bulk segment.

During the year end December 31, 2004, revenues which were earned in the Service segment from the Bulk segment through various management service agreements and an engineering service agreement amounted to $867,995 (2003: $1,038,435; 2002: $nil). Any intercompany amounts included in this amount have been eliminated in accordance with the basis of consolidation.

19. Related party transactions

A professional service firm, of which a director is an ex-partner, provided professional services during the year ended December 31, 2004 for which it charged $29,730 (2003: $200,685; 2002: $225,400).

As at December 31, 2004, the amounts receivable from Ocean Conversion (BVI) Ltd. relating to revenue earned was $232,971 (2003: $227,432), from revenues of $486,217 (2003: $579,950).

20. Commitments

The Company has committed to lease premises in the Cayman Islands for a period of three years from February 1, 2005 to January 31, 2008 at approximately $119,000 per annum. At any time during the term of this lease shall the leased area be destroyed or damaged by fire, storm or tempest of other act of God so as to become totally unfit for occupation and use within 180 days of its occurrence, then in such case either party shall have the right to terminate this lease by giving to the other fourteen days’ written notice. On March 4, 2005, the Company exercised this right and gave notice to the landlord that the lease would be terminated on March 26, 2005.

On March 23, 2005, the Company signed a lease with Corporate Center Limited for 5,451 square feet of office space at the Regatta Business Park, West Bay Road, Grand Cayman, Cayman Islands, which is effective April 1, 2005. The term of the lease is three years at $196,240 per annum and upon expiration may be renewed at the Company’s option for a further three year period. The Company intends to relocate our corporate offices to the Regatta Business Park space on or before April 30, 2005.

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

As part of the acquisition of the Company’s interests in Ocean Conversion (Cayman) Limited, with the approval of Scotiabank (Cayman Islands) Ltd., the Company has guaranteed the performance of Ocean Conversion (Cayman) Limited to the Cayman Islands government, pursuant to the water supply contract with the Water Authority-Cayman dated April 25, 1994, as amended.

The Company has guaranteed to Scotiabank 50% of the Ocean Conversion (BVI) Ltd. loan of $880,056. The Scotiabank loan is repayable in 6 equal semi-annual installments of $125,000 bearing interest at 3-month LIBOR plus 1.5%, with the balance of principal due May 31, 2006. At December 31, 2004 the outstanding balance of this loan was $255,000 and is collateralized by other assets of Ocean Conversion (BVI) Ltd.

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

21. Stock compensation

The Company operates various stock compensation plans that form part of employees’ remuneration. Stock compensation expense of $155,388 (2003: $138,750; 2002: $442,497) is recorded in accordance with APB Opinion No. 25 and included within employee costs. Had compensation cost for the Company’s stock based compensation plans been determined on the fair value at the grant dates for award under those plans consistent with the method of SFAS 123, the Company’s net income and earnings per shares would have been reduced to the pro forma amounts below:

CONSOLIDATED WATER CO. LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

21. Stock compensation (continued)

	For the Year ended December 31,
	2004	2003	2002
Net income – as reported	$6,197,383	$4,177,081	$2,576,310
Net income – pro forma	$6,136,425	$3,365,684	$2,396,105
Earnings per share:
Basic – as reported	$1.08	$0.85	$0.65
Basic – pro forma	$1.07	$0.68	$0.60
Diluted – as reported	$1.05	$0.83	$0.63
Diluted – pro forma	$1.04	$0.67	$0.58

In calculating the fair value for these options under SFAS 123 the Black-Scholes model was used with the following weighted average assumptions:

	2004	2003	2002
Exercise price	$24.27	$19.59	$12.17
Grant date market value	$20.30	$19.50	$14.71
Risk free interest rate	2.65%	2.37%	2.24%
Expected life	2.82 years	3.22 years	3.23 years
Expected volatility	36.28%	35.55%	42.91%
Expected dividend yield	1.90%	2.16%	2.85%

Employee Share Incentive Plan (preferred shares)

The Company awards preferred shares for $nil consideration under the Employee Share Incentive Plan as part of compensation for certain eligible employee, excluding Directors and Officers, that require future services as a condition to the delivery of ordinary shares. In addition options are granted to purchase preferred shares at a fixed price, determined annually, which will typically represent a discount to the market value of the ordinary shares. In consideration for preferred shares, the Company issues ordinary shares on a share for share basis. Under the plan the conversion is conditional on the grantee’s satisfying requirements outlined in the award agreements. Preferred shares are only redeemable with the Company’s approval.

The details of preferred shares and preferred share options granted and exercised under the Employee Share Incentive Plan are as follows:

	Year of		Strike		Options	Options
	Grant	Granted	Price		Exercised	Expired
Preferred shares	2002	2,713	$	nil	N/A	N/A
	2003	2,993	$	nil	N/A	N/A
	2004	1,960	$	nil	N/A	N/A

Preferred share options	2002	2,713		$8.13	617	2,096
	2003	2,993		$8.95	844	2,149
	2004	1,960		$13.45	764	1,196

Each employee’s option to purchase preferred shares must be exercised within 30 days of the grant date, which is the 90th day after the date of the auditor’s opinion on the financial statements for the relevant year.

CONSOLIDATED WATER CO. LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

21. Stock compensation (continued)

Employee Share Option Plan (Ordinary Stock Options)

In 2001, the Company introduced an employee stock option plan for certain long-serving employees of the Company. Under the plan these employees are granted in each calendar year, as long as the employee is a participant in the Employee Share Incentive Plan, options to purchase ordinary shares. The price at which the option may be exercised will be the closing market price on the grant date, which is the 90th day after the date of the auditor’s opinion on the financial statements for the relevant year. The number of options each employee is granted is equal to five times the sum of (i) the number of preferred shares which that employee receives for $nil consideration and (ii) the number of preferred share options which that employee exercises in that given year. Options may be exercised during the period commencing on the fourth anniversary of the grant date and ending on the thirtieth day after the fourth anniversary of the grant date.

Non-Executive Directors’ Share Plan

In 1999, the Company introduced a stock grant plan, which forms part of Directors’ remuneration. Under the plan Directors receive a combination of cash and ordinary shares in consideration of remuneration for their participation in Board meetings. All Directors are eligible except Executive Officers, who are covered by individual employment contracts and the Government elected board member. The number of ordinary shares granted is calculated with reference to a strike price that is set on October 1 of the year preceding the grant. Stock granted during the year ended December 31, 2004 totaled shares of 4,630 (2003: 7,735) at a strike price of $17.75 (2003: $11.79).

Directors and senior management stock compensation

Effective January 1, 2004, the option plan for senior management was amended as part of renegotiations of employee contracts. The amended contracts terminated the stock option plans for all years commencing from January 1, 2004. The 2003 stock option exercise price was set at the market price on December 31, 2003.

The following table summarizes information about the Company’s stock option plans as of December 31, 2004, 2003 and 2002, and changes during the years ended on those dates.

	2004		2003		2002
				Exercise		Exercise
	Shares	Exercise price	Shares	price	Shares	price
Outstanding at beginning of year	479,418	$13.96	394,530	$10.02	341,136	$8.59
Granted	6,200	$20.30	183,490	$19.50	114,086	$12.17
Exercised	(60,221)	$7.18	(96,453)	$8.51	(58,596)	$5.94
Forfeited	(1,196)	$13.45	(2,149)	$8.95	(2,096)	$8.14

Outstanding at end of year	424,201	$15.01	479,418	$13.96	394,530	$10.02

Exercisable at end of year	368,916	$15.27	428,373	$14.13	358,230	$9.90

CONSOLIDATED WATER CO. LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

21. Stock compensation (continued)

The following table summarizes the weighted average grant date fair value of options during the year:

	For the year ended December 31,
	2004	2003	2002
Options granted with an exercise price below market price on the date of grant:

Management employees	$—	$—	$4.93
Non executive Directors	$—	$—	$—
Employees – preferred shares	$12.51	$5.47	$5.72
Overall weighted average	$12.51	$5.47	$4.95
Options granted with an exercise price at market price on the date of grant:

Management employees	$—	$4.70	$—
Employees – ordinary share options	$6.65	$4.12	$4.41
Overall weighted average	$6.65	$4.65	$4.41

Summary of options outstanding at December 31, 2004

At December 31, 2004, the range of exercise prices on outstanding options was $7.10 — $20.05. Accordingly the following information is presented on options outstanding, which are all exercisable, at December 31, 2004:

	Exercise prices	Exercise prices
	from	from
	$7.10 – $10.84	$11.17 – $20.05
Number of options outstanding at December 31, 2004	105,486	263,430
Weighted average exercise price	$10.84	$17.04
Weighted average remaining contractual life	0.19 years	1.75 years

The weighted average fair value per share under SFAS 123 for shares granted during the year below market price on the date of grant follows:

	2004		2003		2002
		Exercise		Exercise		Exercise
	Number	price	Number	price	Number	price
Overall weighted average	6,286	$23.11	11,467	$14.51	14,857	$12.67

22. Taxation

Under current laws of the Cayman Islands, there are no income, estate, corporation, capital gains or other taxes payable by the Company on its Cayman Islands operations.

     Under the current laws of Belize, the Company has received a tax exemption with respect to its Belize operations. The exemption expires in January 2006 and there is no certainty it will be renewed. However, if not renewed there would be no impact to the Company as any taxes paid will be passed through to the customer through a rate change.

Under current laws of The Commonwealth of The Bahamas, there are no income, corporation, capital gains or other taxes payable by the Company. The Company is required to pay an annual business license fee, the calculation of which is based on the preceding year’s financial statements, and such fees are payable between January and April of the subsequent year.

CONSOLIDATED WATER CO. LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

22. Taxation (continued)

Under the current laws of Barbados, the Company’s Barbados operations are subject to a 40% Barbados corporate tax and all dividend payments and non-tax treaty supplier payments are subject to a Barbados withholding tax of 15%. As at December 31, 2004, the Company had $nil income tax receivable or payable and as at December 31, 2003, the Company had income tax receivable in the amount of $3,335. The Company has not recorded any deferred tax asset or liability as management believes that such items would be, if any, immaterial to the financial statements.

A substantial majority of the net income of the Company is currently not subject to taxation. The overall net tax expense is less than 1%, which is attributable to continuing operations in Barbados. There are no significant permanent reconciling items.

For the year ended December 31, 2004, total net income before income taxes and minority interest was $6,279,792.

Net income before income taxes for domestic operations was $4,245,866 (2003: $3,018,542; 2002: $2,419,425) and net income before taxes for all the foreign country operations was $1,981,667 (2003: $1,182,282; 2002: $156,885).

23. Pension benefits

Staff pension plans are offered to all employees in the Cayman Islands. The plans are administered by third party pension plan providers and are defined contribution plans whereby the Company matches the contribution of the first 5% of each participating employee’s salary up to $72,000. The total amount recognized as an expense under the plan during the year ended December 31, 2004 was $145,234 (2003: $119,800; 2002: $70,210).

24. Financial instruments

Credit risk:

The Company is not exposed to significant credit risk on the vast majority of customer accounts as the policy is to cease supply of water to customers’ accounts that are more than 45 days overdue. The Company’s exposure to credit risk is concentrated on receivables from its Bulk water customers. The balances from these customers are current or an allowance has been made for collection as at December 31, 2004. Management does not anticipate any losses on these concentrations.

Interest rate risk:

The interest rates and terms of the Company’s loans are presented in Note 14 of these financial statements. The Company is subject to interest rate risk to the extent that the LIBOR or Nassau Prime Lending rates change.

Foreign exchange risk:

All relevant foreign currencies have fixed exchange rates to the United States dollar as detailed under the foreign currency accounting policy note. If any of these fixed exchange rates become floating exchange rates, the Company’s results of operations could be adversely affected.

Fair values:

At December 31, 2004 and 2003, the carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and other liabilities and dividends payable approximate fair values due to the short term maturities of these assets and liabilities. Management considers that the carrying amounts for loans receivable and long term debt due to Scotiabank and the Royal Bank of Canada approximate their fair value.

CONSOLIDATED WATER CO. LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

25. Non-cash transactions

The Company executed the following non-cash transactions:

	2004	2003	2002
Redemption of preferred shares and issue of replacement ordinary shares at $nil consideration	$2,866	$11,974	$9,700

Preferred shares issued to employees at $nil consideration (Note 21)	$2,352	$3,592	$3,256

Redemption of preferred shares at $nil consideration	—	(162)	—

Ordinary shares issued under the Non-executive Directors Share Plan at $nil consideration (Note 21)	95,568	102,602	66,600

Ordinary shares issued under senior management employment agreements at $nil consideration (Note 21)	—	28,715	30,303

Additional paid in capital from exercise of stock options	—	37,500	75,171

	$97,920	$172,247	$175,330

Reduction in ordinary shares and additional paid-in capital from cancellation of shares repurchased	$—	$—	$36,710

Addition of ordinary shares and additional paid-in capital from issuance of shares in the acquisition	$—	$2,291,711	$—

Dividends declared but not paid (Note 13)	$783,854	$686,118	$508,444

26. Impact of recent accounting standards pronouncements

The Financial Accounting Standards Board issued one interpretation and three standards that affect the Company. A summary of this interpretation and these standards are given below:

In December 2004, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46R, “Consolidation of Variable Interest Entities” which replaces FASB Interpretation No. 46. This interpretation addresses the consolidation by business enterprises of variable interest entities, which have one or more of the characteristics defined in the Interpretation. Application of this Interpretation is required in financial statements of public entities that have interests in variable interest entities for periods ending after December 15, 2003. Application by public entities is required in financial statements for periods ending after March 15, 2004. The interpretation is intended to achieve more consistent application of consolidated policies to variable interest entities or disclose information about variable interest entities in which consolidation does not occur to help users assess the enterprises risks. The application of this Interpretation is not expected to have a material effect on the Company’s financial statements.

CONSOLIDATED WATER CO. LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

26. Impact of recent accounting standards pronouncements (continued)

In December 2004, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 151, “Inventory Costs”. SFAS No. 151 amends the guidance in ABR No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and waste material. This statement requires a company to record those items as current period charges regardless of whether they meet the criteria of “so abnormal”. In addition, this statement also requires a company to allocate fixed production overheads to the costs of conversion based on the normal capacity of production facilities. The Company is required to adopt SFAS No. 151 on or before June 15, 2005. The application of this Interpretation is not expected to have a material effect on the Company’s financial statements.

In December 2004, the FASB issued SFAS No. 153, “Exchange of Nonmonetary Assets”. SFAS No. 153 amends APB Opinion No. 29, “Accounting for Nonmonetary Transactions” to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. The Company is required to adopt SFAS No. 153 on or before June 15, 2005. The application of this Interpretation is not expected to have a material effect on the Company’s financial statements.

In December 2004, the FASB revised SFAS No. 123, “Share-Based Payments”. SFAS No. 123 eliminates the alternative to use Opinion 25’s intrinsic value method of accounting and requires the Company to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the reward. That cost will be recognized over the period during which an employee is required to provided service in exchange for the award. The Company is required to adopt SFAS No. 123 at the beginning of the first annual period after June 15, 2005. The Company is in the process of reviewing SFAS No. 123 and as at December 31, 2004 is unable to make a determination if adoption will have a material effect on the Company’s financial statements.

Independent Auditors’ Report

The Board of Directors
Ocean Conversion (BVI) Ltd

We have audited the accompanying consolidated balance sheet of Ocean Conversion (BVI) Ltd. and its subsidiary (the “Company”) as of December 31, 2004 and 2003 and the related consolidated statements of income, stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards as established by the Auditing Standards Board (United States) and in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal controls over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material aspects, the financial position of Ocean Conversion (BVI) Ltd. and its subsidiary as of December 31, 2004 and 2003, and the results of their operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG

Chartered Accountants
April 15, 2005

OCEAN CONVERSION (BVI) LTD.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2004 and 2003

(Expressed in United States dollars)

	2004	2003
ASSETS
Current assets
Cash and cash equivalents (Note 3)	$1,291,121	$1,196,267
Accounts receivable (Note 4)	2,874,989	696,818
Deferred fees	11,401	18,968
Inventory (Note 5)	349,826	217,605
Prepaid expenses and other assets	24,722	24,722

Total current assets	4,552,059	2,154,380

Property, plant and equipment, net (Note 6)	4,189,764	4,612,348

Total assets	$8,741,823	$6,766,728

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and other liabilities	$835,589	$756,733
Current portion of long term debt (Note 7)	250,000	250,000

Total current liabilities	1,085,589	1,006,733

Profit sharing provision (Note 11)	1,409,078	905,063
Long term debt (Note 7)	255,000	505,000
Minority interest in JVD Ocean Desalination Ltd.	18,526	—

Total liabilities	2,768,193	2,416,796

Stockholders’ equity
Class A, voting shares, $1 par value. Authorized 600,000 shares:
Issued and outstanding 555,000 shares in 2004 and 555,000 shares in 2003	555,000	555,000
Class B, voting shares, $1 par value. Authorized 600,000 shares:
Issued and outstanding 555,000 shares in 2004 and 555,000 shares in 2003	555,000	555,000
Class C, non-voting shares. $1 par value. Authorized 600,000 shares:
Issued and outstanding 165,000 in 2004 and 165,000 in 2003	165,000	165,000
Additional paid-in capital	225,659	225,659
Retained earnings	4,472,971	2,849,273

Total stockholders’ equity	5,973,630	4,349,932

Commitments (Note 8)
Total liabilities and stockholders’ equity	$8,741,823	$6,766,728

The accompanying notes are an integral part of these consolidated financial statements.

OCEAN CONVERSION (BVI) LTD.

CONSOLIDATED STATEMENTS OF INCOME

YEARS ENDED DECEMBER 31, 2004 and 2003

(Expressed in United States dollars)

	2004	2003
Water sales	6,872,366	4,819,605

Cost of water sales (Note 9)	(2,475,304)	(2,110,066)

Gross profit	4,397,062	2,709,539

General and administrative expenses (Note 9)	(1,650,426)	(1,046,186)

Income from operations	2,746,636	1,663,353

Other income (expense)
Interest income	57,081	103,225
Interest expense	(23,993)	(28,378)

	33,088	74,847

Net income before minority interest	2,779,724	1,738,200

Minority interest	(8,526)	—

Net income	$2,771,198	$1,738,200

The accompanying notes are an integral part of these consolidated financial statements.

OCEAN CONVERSION (BVI) LTD.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2004 and 2003

(Expressed in United States dollars)

			Additional		Total
	Common stock		paid-in	Retained	stockholders’
	Shares	Dollars	capital	earnings	equity
Balance at December 31, 2002	1,230,000	$1,230,000	$165,200	$2,704,823	$4,100,023
Issuance of Class C stock	45,000	45,000	60,459	—	105,459
Net income				1,738,200	1,738,200
Dividends declared	—	—	—	(1,593,750)	(1,593,750)

Balance at December 31, 2003	1,275,000	$1,275,000	$225,659	$2,849,273	$4,349,932
Net income	—	—	—	2,771,198	2,771,198
Dividends declared	—	—	—	(1,147,500)	(1,147,500)

Balance at December 31, 2004	1,275,000	$1,275,000	$225,659	$4,472,971	$5,973,630

The accompanying notes are an integral part of these consolidated financial statements.

OCEAN CONVERSION (BVI) LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2004 and 2003

(Expressed in United States dollars)

	2004	2003
Net income	$2,771,198	$1,738,200
Adjustments to reconcile net income to net cash
Depreciation	719,163	502,666
Amortization of bank fees	7,567	—
Profit sharing	868,515	527,393
Minority interest	8,526	—
(Increase) decrease in accounts receivable	(2,178,171)	1,606,496
Increase in inventory	(132,221)	(38,779)
(Increase) in prepaid expenses and other assets	—	(18,974)
Increase (decrease) in accounts payable and other liabilities	78,856	466,116

Net cash provided by operating activities	2,143,433	4,783,118

Cash flows from investing activities
Purchase of property, plant and equipment	(296,579)	(1,506,839)

Cash used in investing activities	(296,579)	(1,506,839)

Cash flows from financing activities
Profit sharing rights paid	(364,500)	(506,250)
Minority interest from affiliate	10,000	—
Proceeds from long-term debt	—	880,000
Principal repayment of long term debt	(250,000)	(1,125,000)
Dividends paid	(1,147,500)	(1,593,750)

Cash used in financing activities	(1,752,000)	(2,345,000)

Net increase (decrease) in cash and cash equivalents	94,854	931,279

Cash and cash equivalents at beginning of year	1,196,267	264,988

Cash and cash equivalents at end of year	$1,291,121	$1,196,267

Interest paid in cash	$20,659	$28,378

Interest received in cash	$11,013	$103,225

     The accompanying notes are an integral part of these consolidated financial statements.

OCEAN CONVERSION (BVI) LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. Principal activity

These financial statements include the accounts of Ocean Conversion (BVI) Ltd. and its majority-owned subsidiary, JVD Ocean Desalination Ltd. together, “the Company”.

Ocean Conversion (BVI) Ltd. was incorporated in the British Virgin Islands under the Companies Act, Cap 285, on May 14, 1990 and is engaged in the production and sale of potable water to the Government of the British Virgin Islands (the “Government”). The Company has an agreement with the Government, its sole customer, to produce and supply a guaranteed quantity and quality of potable water. This agreement provides for specific penalties should the Company not be able to provide the guaranteed quantity of water.

On January 24, 1992, Ocean Conversion (BVI) Ltd. amended the original agreement with the Government to allow for the expansion of its plant in order to increase its production capacity from 360,000 imperial gallons of water to 510,000 imperial gallons per day. Under this agreement, the Government had the option to purchase the facility in May 1999, at a cost of $1,420,000 or renew the agreement for a period of seven years. The Government did not exercise its option to purchase the plant but advised Ocean Conversion (BVI) Ltd. of its desire to continue the agreement on a month-to-month basis until a new agreement is negotiated.

JVD Ocean Desalination Ltd. (“JVD”) was incorporated on January 2, 2003 and began producing potable water for the Government on July 10, 2003. On February 5, 2005 JVD executed a contract with the Government of the British Virgin Islands with the agreement that all water delivered before the contract was signed would be invoiced upon signing of the contract. During 2003, the amount of water delivered or the expenses occurred were not material to the financial statements of the majority owned parent Company, Ocean Conversion (BVI) Ltd. These amounts have been recorded in the consolidated financial statements of Ocean Conversion (BVI) Ltd. along with the portion relating to the minority interests.

2. Accounting policies

Basis of preparation: The consolidated financial statements presented are prepared in accordance with accounting principles generally accepted in the United States of America.

Basis of consolidation: The consolidated financial statements include the financial statements of Ocean Conversion (BVI) Ltd. and its majority owned subsidiary JVD Ocean Desalination Ltd. All significant intercompany balances and transactions have been eliminated.

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

Trade accounts receivable: Trade accounts receivable are recorded at invoiced amounts based on meter readings reduced by appropriate allowances for estimated uncollectible amounts. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable balance. The Company determines the allowance based on historical write-off experience.

Interest income: The Company earns interest income on trade accounts receivable based on the overdue invoices from its customer. The interest is earned on an accrual basis.

OCEAN CONVERSION (BVI) LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

2. Accounting policies (continued)

Deferred fees: Deferred fees consist of the bank financing fees paid on the drawdown of the Company’s long term debt and are being amortized on a straight line basis over the term of the loan.

Inventory: Inventory primarily includes replacement spares and parts that are valued at the lower of cost and net realizable value on a first-in, first-out basis.

Impairment of long-lived assets: In accordance with SFAS No. 144, long-lived assets, such as property, plant and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount exceeds the fair value of the asset.

Property, plant and equipment: Property, plant and equipment is stated at cost less accumulated depreciation. Depreciation is calculated using a straight line method with an allowance for estimated residual values. Rates are determined based on the estimated useful lives of the assets as follows:

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

Water sales and cost of water sales: The Government is billed monthly based on meter readings performed at or near each month end and in accordance with the water sales agreement, which stipulates minimum monthly charges for water service.

Repairs and maintenance: All repair and maintenance costs are expensed as incurred.

3. Cash and cash equivalents

Cash and cash equivalents are not restricted as to withdrawal or use.

4. Accounts receivable

Accounts receivable comprise receivables from our sole customer, the Government of the British Virgin Islands. Significant concentrations of credit risk are disclosed in Note 15.

OCEAN CONVERSION (BVI) LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

5. Inventory

	December 31,
	2004	2003
Consumables stock	$51,239	$47,938
Spare parts stock	298,587	200,062
Less allowance for obsolescence	—	(30,395)

Total	$349,826	$217,605

6. Property, plant and equipment

	December 31,
	2004	2003
Cost
Plant and equipment	$9,475,811	$8,973,271
Office furniture, fixtures and equipment	33,182	27,658
Vehicles	71,600	71,600
Lab equipment	11,637	11,637
Assets under construction	240,181	451,666

	9,832,411	9,535,832

Accumulated depreciation	(5,642,647)	(4,923,484)

Net book value	$4,189,764	$4,612,348

At December 31, 2004, the Company had no outstanding capital commitments. It is the Company’s policy to maintain adequate insurance for loss or damage to all fixed assets that in management’s assessment may be susceptible to loss.

7. Long term debt

	December 31,
	2004	2003
Scotiabank (Cayman Islands), loan bearing interest at three month LIBOR plus 1.5% per annum, with interest calculated daily and payable quarterly, repayable in 6 equal semi-annual installments of $125,000 commencing June 30, 2003, the balance of principal and interest then outstanding due May 31, 2006	$505,000	$755,000

Total long term debt	505,000	755,000

Less current portion	(250,000)	(250,000)

Long term debt, excluding current portion	$255,000	$505,000

The aggregate capital repayment obligations over the next five years are as follows:
2005		250,000
2006		255,000

OCEAN CONVERSION (BVI) LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

7. Long term debt (continued)

Any amounts drawn under the Scotiabank facility are collateralized by a fixed and floating charge of $1,250,000. The fixed and the floating charge covers all other assets of the Company.

The loan balance has been guaranteed equally by Consolidated Water Co. Ltd. and Sage Water Holdings (BVI) Ltd.

At year end the Company is in compliance with all restrictive covenants.

8. Commitments

The Company rents property upon which it has installed walls and boreholes necessary for the production of water. Future minimum lease payments under this non-cancelable operating lease at December 31, 2004 are as follows:

Operating Lease
2005	$18,055
2006	18,055
2007	18,055
2008	18,055
Thereafter	126,385

Total rental expense for the years ended December 31, 2004, 2003 and 2002 was $18,055, $3,600 and $3,600, respectively.

9. Expenses

	For the year ended December 31,
	2004	2003
Cost of water sales comprise the following:
Fuel oil	$532,933	$356,427
Electricity	151,726	324,162
Maintenance	296,361	288,697
Depreciation	718,611	502,573
Employee costs	468,506	417,861
Insurance	78,008	77,790
Other direct cost	229,159	142,556

	$2,475,304	$2,110,066

General and administrative expenses comprise the following:
Profit sharing	$868,515	$527,393
Management fees	567,802	333,904
Directors fees and expenses	79,589	60,647
Professional fees	24,399	13,150
Employee costs	25,689	—
Maintenance costs	474	709
Depreciation	552	92
Amortization of bank fees	7,565	—
Other indirect costs	75,841	110,291

	$1,650,426	$1,046,186

OCEAN CONVERSION (BVI) LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

10. Related party transactions

A professional service firm, of which a director is a principal, provided pension services during the year ended December 31, 2004 for which it charged $705 (2003: $345).

Pursuant to an amended and restated Management Services Agreement dated December 1, 2003 between DesalCo Ltd. (a wholly-owned subsidiary of Consolidated Water Co. Ltd.) and the Company, DesalCo Ltd. provides the Company with management, administration, finance, operations, maintenance, engineering and purchasing services, and is entitled to be reimbursed for all reasonable expenses incurred on behalf of the Company. The Company incurred fees of $442,444, $333,904 and $393,226 related to this management service agreement for the years ended December 31, 2004, 2003 and 2002, respectively and as at December 31, 2004 had accounts payable of $497,846 due to DesalCo Ltd.

Pursuant to a Management Services Memorandum effected January 1, 2004 between the Class B Directors who at any point in time represent Sage Water Holdings Limited, and the Company, the Class B directors provide the Company with delegated operational matters, general management of local business matters, donation, sponsorship and public relations activities, and are entitled to an annual fixed fee of $60,000 and a profit sharing bonus equal to 1% of the Company’s income before depreciation, interest (income and expense), and other expenses not directly related to the operation of the Company. The Company incurred fees of $125,358, $nil and $nil related to this management service memorandum for the years ended December 31, 2004, 2003 and 2002, respectively and as at December 31, 2004 had accounts payable of $9,878 due to Sage Water Holdings Ltd.

As at December 31, 2004, the Company had accounts payable of $53,225 related to the reimbursement of expenses from Consolidated Water Co. Ltd., Ocean Conversion (Cayman) Limited and DesalCo (Barbados) limited.

11. Profit sharing provision

	December 31,
	2004	2003
Opening balance	905,063	989,739
Additions	868,515	421,574
Distributions	(364,500)	(506,250)

	$1,409,078	$905,063

In 1993, the Company and its existing shareholders at that time, entered into two Share Repurchase and Profit Sharing Agreements (the “Agreements”) to repurchase 225,000 shares each from those shareholders (the “Parties”), whose shares were issued in exchange for guarantees of the Company’s long term debt. The Agreements were subsequently approved by special resolution at an Extraordinary Meeting of all the Company’s shareholders.

Under the terms of the Agreements, the Company, in exchange for the above-mentioned shares, grants the Parties, profit sharing rights in the Company’s profits for as long as the Company remains in business as a going concern. The Agreement states that where the Company has profits available for the payment of dividends and pays a dividend there from, a distribution shall be made to each of the Parties equal to 202,500 (2003: 202,500) times the dividend per share received by the remaining shareholders and paid concurrently with such dividend. The factor of 202,500 (2003: 202,500) shall be subject to amendment by the same proportion and at the same time as changes take place or adjustments are made in respect of the remaining shareholders.

The current shareholders and an affiliate of a current shareholder have acquired these profit sharing rights. The Company has made an allowance at December 31, 2004 for the maximum profit shares payable to the Parties if all retained earnings were to be distributed as dividends and profit shares.

OCEAN CONVERSION (BVI) LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

12. Taxation

Under the terms of the water sale agreements with the Government, the Company is exempt from all taxation in the British Virgin Islands.

13. Non-cash transaction

	December 31,
	2004	2003
Issuance of Class C shares	$—	$45,000

During the year ended December 31, 2003, 45,000 Class C non-voting shares were issued in exchange for cancellation of an equal portion of profit sharing rights.

14. Pension plan

Effective December 1, 2003, the Company established the MWM Global Retirement Plan (the “Plan”). The Plan is a defined contribution plan whereby the Company will contribute 5% of each participating employee’s salary to the Plan. The total amount recognized as an expense under the plan during the year ended December 31, 2004 was $6,776 (2003: nil).

15. Financial instruments

Credit risk:

Financial assets that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, accounts receivable and intercompany loans receivable. The Company’s cash is placed with high credit quality financial institutions. The accounts receivable are due from the Company’s sole customer, the Government (Note 1). As a result, the Company is subject to credit risk to the extent of any non-performance by the Government. The Company has a loan receivable with its majority owned subsidiary, JVD Ocean Desalination Ltd. in the event of non-payment the Company is subject to credit risk for to the extent of our investment in JVD Ocean Desalination Ltd.

Interest rate risk:

The interest rates and terms of the Company’s loans are presented in Note 7 of these consolidated financial statements. The Company is subject to interest rate risk to the extent that the LIBOR rate may fluctuate.

Fair values:

At December 31, 2004 and 2003 the carrying amounts of cash and cash equivalents, accounts receivable, prepaid expenses and other assets, accounts payable and other liabilities approximate fair values due to the short term maturities of these assets and liabilities. Management considers that the carrying amount for long-term debt approximates fair value.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

     As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Annual Report, the Company’s management conducted an evaluation with the participation of the Company’s Chief Executive Officer and Chief Financial Officer (collectively, the “Certifying Officers”) regarding the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules13a-15(e) and 15d-15(e) under the Exchange Act). The Company’s management with the participation of the Certifying Officers also conducted an evaluation of the Company’s internal control over financial reporting and identified five control deficiencies, which in combination resulted in a material weakness.

     A significant deficiency is a control deficiency, or combination of control deficiencies, that adversely affects the company’s ability to initiate, authorize, record, process or report external financial data reliably in accordance with generally accepted accounting principles such that there is more than a remote likelihood that a misstatement of the company’s annual or interim financial statements that is more than inconsequential will not be prevented or detected. A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected. The control deficiencies identified by the Company’s management and the Certifying Officers which in combination resulted in a material weakness were: (a) improper tracking of fixed assets and accumulated depreciation, including work-in-progress accounts, (b) insufficient personnel resources with appropriate accounting expertise, (c) improper tracking and review of inventory, (d) improper review of intercompany eliminations, and (e) insufficient documentation of system access controls around the financial management information system.

     Based on this evaluation and in accordance with the requirements of Auditing Standard No. 2 of the Public Company Accounting Oversight Board, the Chief Executive Officer and Chief Financial Officer conclude that the Company’s disclosure controls and procedures were ineffective as of December 31, 2004.

     The Company’s management, including the Certifying Officers, does not expect that the Company’s disclosure controls and procedures will prevent all error and all improper conduct. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute assurance that the objectives of the control system are met. Further, a design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of improper conduct, if any, have been detected. These inherent limitations include the realities that judgments and decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more persons, or by management override of the control. Further, the design of any system of controls is also based in part upon assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations and a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

Management’s Annual Report on Internal Control Over Financial Reporting

     The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and, that receipts and expenditures of the Company are being made only in accordance with authorization of management and directors of the Company; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

     The Company’s management, including the Certifying Officers, assessed as of December 31, 2004, the effectiveness of the Company’s internal control over financial reporting. In making this assessment, management used the criteria set forth in the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

     As of December 31, 2004, the Company’s management, including the Certifying Officers, has concluded that the Company had the following control deficiencies that when combined resulted in a material weakness:

     (a) The Company failed to properly track fixed assets and accumulated depreciation, including work-in-progress accounts. This deficiency existed as of December 31, 2004 because: (1) management improperly capitalized and depreciated a fixed asset in a sub ledger resulting in an overstatement of accumulated depreciation, (2) in some cases work-in-progress accounts were not placed in service in a timely manner, and (3) in some cases fixed assets that were fully depreciated or had been disposed of were not removed from the fixed assets sub ledger in a timely manner. Management has determined that the potential magnitude of a misstatement arising from this deficiency is more than inconsequential to the annual and/or interim financial statements. Management further determined that redundant controls do not exist to achieve the same control objective of a properly functioning fixed asset tracking system. The Company relies heavily on review of interim and annual financial reports by management to detect material misstatements to the Company’s financial reporting. Management believes that such review qualifies as a compensating control, which management, including the Certifying Officers, has tested and determined to be effective, and that such review mitigates the possibility that a material misstatement would be made in the Company’s interim and annual financial reports because of this control deficiency.

     (b) The Company does not have sufficient personnel resources with appropriate accounting expertise. This deficiency arises because the Company has: (1) insufficient personnel with expertise in United States Generally Accepted Accounting Principles on complex issues and implementation of new standards, and (2) the Company has insufficient personnel with expertise in purchase accounting and performing intangible asset and goodwill impairment analysis. The Company’s management with the participation of the Certifying Officers determined that the potential magnitude of a misstatement arising from this deficiency is more than inconsequential to the annual and/or interim financial statements. Although, in some cases, the Company hired expert outside resources to carry out certain complex accounting functions, the Company relied on management’s expertise to identify and anticipate accounting issues that may arise due to changes in the Company’s business and/or changes in accounting standards. Accordingly, the Company’s management, including the Certifying Officers, has concluded that this is a deficiency. The Company relies heavily on review of its interim and annual financial reports by management to detect material misstatements to the Company’s financial reporting. The Company’s management, including the Certifying Officers, believes that such review qualifies as a compensating control, which the Company’s management has tested and determined to be effective, and that such review mitigates the possibility that a material misstatement would be made in the Company’s interim and annual financial reports because of this control deficiency.

     (c) The Company did not properly track inventory and management did not sufficiently review the physical count worksheets to the final inventory lists This deficiency exists because: (1) management does not consistently follow the Company’s inventory policy as it does not have a system in place to track the inventory as per the policy, and (2) there was insufficient review of the final inventory count sheets to the final inventory listing which resulted in an adjustment to inventory. The Company’s management with the participation of the Certifying Officers determined that the potential magnitude of a misstatement arising from this deficiency is more than inconsequential to the annual and/or interim financial statements. Management further determined that redundant controls do not exist to achieve the same control objective of a properly functioning inventory tracking system. The Company relies heavily on review of interim and annual financial reports by management to detect material misstatements to the Company’s financial reporting. The Company’s management, including the Certifying Officers, believes that such review qualifies as a compensating control, which we have tested and determined to be effective, and that such review mitigates the possibility that a material misstatement would be made in the Company’s interim and the annual financial statements because of this control deficiency.

     (d) The Company did not sufficiently review the intercompany eliminations. This deficiency exists because the Company did not properly identify and eliminate an intercompany receivable and payable in the consolidated accounts. The Company’s management with the participation of the Certifying Officers determined that the potential magnitude of a misstatement arising from this deficiency could be more than inconsequential to the annual and/or interim financial statements. Management further determined that redundant controls are not present that would identify any missed intercompany eliminations. The Company relies heavily on review of interim and annual financial reports by management to detect material misstatements to the Company’s financial reporting. The Company’s management, including the Certifying Officers, believes that such review qualifies as a compensating control, which we have tested and determined to be effective, and that such review mitigates the possibility that a material misstatement would be made in the Company’s interim and the annual financial statements because of this deficiency.

     (e) The Company did not sufficiently document the system access controls around its financial management information system. This deficiency exists because those access controls which relate to the Company’s accounting system were not adequately documented and the access controls to the Company’s billing system were not adequately implemented. The Company’s management with the participation of the Certifying Officers determined that the potential magnitude of a misstatement arising from this deficiency could be more than inconsequential to the annual and/or interim financial statements. Management further determined that redundant controls are not present that would identify insufficient access controls. The Company does not rely on the access controls to its information technology systems for financial reporting and has implemented manual controls and reconciliations to achieve this. The Company relies heavily on review of interim and annual financial reports by management to detect material misstatements to the Company’s financial reporting. The Company’s management, including the Certifying Officers, believes that such review qualifies as a compensating control, which we have tested and determined to be effective, and that such review mitigates the possibility that a material misstatement would be made in the Company’s interim and the annual financial statements because of this deficiency.

     Management has concluded that the above deficiencies when combined together have resulted in a material weakness in its internal control of financial reporting because the quantitative effect of any errors resulting from these deficiencies when taken together could result in a material misstatement of the Company’s interim and annual financial reports. Based on this evaluation and in accordance with the requirements of Auditing Standard No. 2 of the Public Company Accounting Oversight Board, the Chief Executive Officer and Chief Financial Officer concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2004 based on the criteria in the Internal Control – Integrated Framework.

     Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004 has been audited by KPMG Chartered Accountants, an independent registered public accounting firm, as stated in their report which is included on page 97 of this Annual Report.

Remediation Steps to Address Control Deficiencies

     The Company is in the process of remediating the identified material weakness by remediating the control deficiencies in the Company’s internal control over financial reporting which comprise this material weakness. The Company is implementing changes to the Company’s financial management information system that will remediate the deficiency relating to improper tracking of fixed assets and accumulated depreciation, including work-in-progress accounts. The Company expects to complete the installation and staff training for a new fixed asset management system within the second quarter of 2005.

     With regard to the second control deficiency the Company has had difficulty attracting suitable qualified persons with accounting expertise to work for the Company because of disruptions caused by Hurricane Ivan to housing and general living conditions in the Cayman Islands. The Company is in the process of establishing an office in South Florida and relocating corporate accounting functions to that new office. In addition, the Company has identified and successfully negotiated with a qualified and experienced person to assume the duties of Chief Financial Officer of the Company after the Company’s Form 10-Q for the quarter ended March 31, 2005 is filed with the Securities and Exchange Commission. The Company expects to open the South Florida office by the third quarter 2005 and to recruit additional qualified accounting personnel to work from this office.

     With regard to the third control deficiency, management is currently implementing changes to the Company’s inventory system and inventory review procedures and is looking at adjusting the Company’s inventory policy, which will remediate the deficiency. We expect to adjust the policy and complete the installation and staff training for an inventory tracking system within the second quarter of 2005.

     With regard to the fourth control deficiency, management intends to implement changes to the procedures with regard to how intercompany accounts are tracked and reviewed in the second quarter 2005.

     Regarding the fifth control deficiency, management intends to improve the documentation of its access controls over it’s financial management information system and implement adequate access controls over its billing system within the second quarter of 2005.

Changes in Internal Control Over Financial Reporting

     There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation of such internal control that occurred during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Consolidated Water Co. Ltd.:

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, that Consolidated Water Co. Ltd. did not maintain effective internal control over financial reporting as of December 31, 2004, because of the effect of material weakness resulting from aggregated deficiencies relating to the improper tracking of fixed assets and accumulated depreciation, including work-in-progress accounts, insufficient personnel resources with appropriate accounting expertise, improper tracking of inventory and insufficient management review of physical count worksheets to final inventory lists, and insufficient documentation of system access controls around its financial management information system, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Consolidated Water Co. Ltd.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

The following material weakness has been identified and included in management’s assessment: As of December 31, 2004, the Company’s management, including the Certifying Officers, has concluded that the Company had the following control deficiencies that when combined resulted in a material weakness:

a)	The Company failed to properly track fixed assets and accumulated depreciation, including work-in-progress accounts.

b)	The Company does not have sufficient personnel resources with appropriate accounting expertise.

c)	The Company did not properly track inventory and management did not sufficiently review the physical count worksheets to the final inventory lists.

d)	The Company did not sufficiently review the inter-company eliminations.

e)	The Company did not sufficiently document the system access controls around its financial management information system.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the December 31, 2004 consolidated financial statements of Consolidated Water Co. Ltd. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2004 consolidated financial statements, and this report does not affect our report dated April 15, 2005, which expressed an unqualified opinion on those consolidated financial statements.

In our opinion, management’s assessment that Consolidated Water Co. Ltd. did not maintain effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Consolidated Water Co. Ltd. has not maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We do not express an opinion or any other form of assurance on management’s statements referring to remediation steps taken after December 31, 2004, relative to the aforementioned material weakness in internal control over financial reporting.

/s/ KPMG

Georgetown, Cayman Islands
April 15, 2005

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Our Directors and Executive Officers

     This table lists information concerning our executive officers and directors:

Name	Age	Position
Jeffrey M. Parker	60	Director, Chairman of the Board of Directors
Frederick W. McTaggart	42	Director, President, Chief Executive Officer
Kenneth R. Crowley	40	Vice President of Overseas Operations
Gregory S. McTaggart	41	Vice President of Cayman Operations
Robert B. Morrison	51	Vice President of Purchasing and Information Technology
Gerard J. Pereira	34	Vice President of Engineering
Joseph Pivinski	57	Senior Vice President
Peter D. Ribbins	56	Director of Public Relations
Brent J. Santha	34	Vice President of Finance, Interim Chief Financial Officer and Company Secretary
William T. Andrews *	56	Director
J. Bruce Bugg, Jr. *	50	Director
Brian E. Butler *	55	Director
Steven A. Carr *	54	Director
Carson J. Ebanks *	47	Director
Richard L. Finlay	46	Director
Clarence B. Flowers, Jr. *	49	Director
Wilmer Pergande *	64	Director
David W. Sasnett *	48	Director
Raymond Whittaker *	50	Director

*	The Board of Directors has determined that each of such persons is an “independent director” under the corporate governance rules of The Nasdaq Stock Market, Inc. (“Nasdaq”)

     Jeffrey M. Parker has been a director of our company since 1980 and the Chairman of the Board since 1982. On January 1, 2004, Mr. Parker resigned as Chief Executive Officer, a position he held since 1994 but remained employed by the Company as Director responsible for investor relations and business expansion and Chairman of the Board. In addition to serving as our Chairman of the Board, Mr. Parker is a Chartered Accountant and practices as Moore Stephens (Cayman Islands) Ltd., a member of Moore Stephens International Ltd. From 1993 to 1995, Mr. Parker served as a director of The International Desalination Association representing the Caribbean & Latin America. Mr. Parker received his ACA designation as a chartered accountant in England and Wales in 1967, and his FCA designation in 1977.

     Frederick W. McTaggart has been a director of our company since 1998, President since October 2000 and Chief Executive Officer since January 1, 2004. Also on January 1, 2004, Mr. McTaggart resigned as Chief Financial Officer, a position he held since February 2001. From April 1994 to October 2000, Mr. McTaggart was the Managing Director of the Water Authority-Cayman, the government-owned water utility serving certain areas of the Cayman Islands. He received his B.S. degree in Building Construction from the Georgia Institute of Technology in 1985. Mr. McTaggart is the brother of Mr. Gregory S. McTaggart, the Vice President – Operations (Cayman Islands).

     Kenneth R. Crowley was appointed our Vice President of Overseas Operations in March 2003 and holds a Bachelor of Science degree in Mechanical Engineering from the University of Maryland. In 1989, he joined Reliable Water Co. Ltd, the predecessor of Ocean Conversion (Cayman) Limited, as Operations Engineer in the Canary Islands and the Cayman Islands. He was promoted to Operations Manager of Ocean Conversion (Cayman) Limited in 1991. In 1998, Mr. Crowley transferred to DesalCo Limited to work on the design, construction and operation of reverse osmosis water plants including high efficiency work exchanger energy recovery systems in the Cayman Islands, the Bahamas, Barbados and the British Virgin Islands with a combined capacity in excess of 9.0 million U.S. gallons per day.

     Gregory S. McTaggart is our Vice President of Cayman Operations. Mr. McTaggart joined our company in January 1991 as our resident engineer and has served in his current capacity since 1994. For three years before joining us, Mr. McTaggart worked for the Caribbean Utilities Company, the electrical utility on Grand Cayman, as a mechanical engineer. Mr. McTaggart obtained his Bachelor of Mechanical Engineering from the Georgia Institute of Technology in 1986. Mr. McTaggart is the brother of Frederick W. McTaggart, the President, Chief Executive Officer and a director of our company.

     Robert B. Morrison was appointed Vice President of Purchasing & Information Technology in March 2003. Mr. Morrison holds the designation Certified Professional Purchaser and has over twenty- five years experience in the purchasing and logistics field. He joined DesalCo Limited as Purchasing Manager in June of 1996 in which position he also employed his more than 20 years of information technology experience as software and systems developer, network administrator and end user support resource for PC and mainframe environments. Prior to joining DesalCo Limited, Mr. Morrison was Principal Purchasing Officer for the Ministry of Works & Engineering of the Bermuda government and Purchasing Manager for American-Standard in Toronto, Canada.

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

     Joseph Pivinski was appointed Senior Vice President in April 2005. From December 2003 to March 2005, Mr. Pivinski was Managing Director of P&B Associates, CPA’s, a financial and business consulting firm. From October 1997 to December 2003, Mr. Pivinski served as Vice President and Chief Financial Officer of Oriole Homes Corp., a publicly traded residential real estate developer. Mr. Pivinski received his MBA in Finance from Fordham University in 1980 and is a Certified Public Accountant.

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

     Brent J. Santha joined our Company as Management Accountant in January 2001 and was appointed Vice President of Finance and Assistant Company Secretary in March 2003. In December 2003, Mr. Santha resigned as Assistant Company Secretary and was appointed Company Secretary. On January 1, 2004, Mr. Santha was appointed as interim Chief Financial Officer until a suitable replacement is found. Mr. Santha is a member of the Canadian Institute of Chartered Accountants having received his

Chartered Accountant designation in 1997. Previously he was employed for six years by Johnsen Archer Chartered Accountants leaving as Manager of Audit & Business Services.

     William T. Andrews became a director of our company upon completion of our acquisition of DesalCo Limited in February 2003. Since 2002, he has been Managing Director of DWEER Technology Ltd., which designs and manufactures patented high efficiency energy reduction pumping equipment for seawater reverse osmosis desalination. From 1991 to 2003, Dr. Andrews has been Managing Director of DesalCo Limited. He was formerly President of Reliable Water Inc., and Vice President of Polymetrics Inc., focusing on seawater reverse osmosis desalination in both cases. Dr. Andrews attended universities in England, receiving a bachelor’s degree in Physics from the University of Newcastle-upon-Tyne, and a doctorate in Atomic Physics at Oxford University, as a Rhodes Scholar. He is a registered Mechanical Engineer in California and Bermuda. Since 1976, Dr. Andrews has continuously been a member of the International Desalination Association (IDA). He has been a director of IDA since 1995, and had served as President until October 2003. He is a member of the European Desalination Society.

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

     Brian E. Butler has been a director of our company since 1983. Mr. Butler, a full time resident of the Cayman Islands, has been the president since 1977 of Butler Property Development Group, a consortium of property development companies specializing in luxury resort projects in the Cayman Islands, Turks and Caicos Islands and British Columbia, Canada.

     Steven A. Carr has served as a director of the Company since 1998. Mr. Carr is the President of Carr & Associates, a private investment firm located in Bryan, Texas. Mr. Carr received his Bachelor of Science degree from Texas A&M University in 1973 and his Master of Arts degree from the University of Texas in 1980. From 1972 to 1994, Mr. Carr held executive positions and participated in the ownership and management of a number of broadcast and telecommunications ventures throughout the United States. From 1998 to 2000, Mr. Carr served as an alternate director on our board of directors and was elected as a full director in May 2000. Mr. Carr is a director and chairman of the Trust Committee of the First National Bank of Bryan, and a director of Waterfields Company Limited. He is Senior Lecturer at Texas A&M University’s Mays Business School, a councilor of the Texas A&M Research Foundation, director of the 12th Man Foundation and serves on numerous other boards and councils.

     Carson K. Ebanks became the Cayman Islands government nominated director of our company in May of 2001. Mr. Ebanks was the Director of Planning for the Cayman Islands from 1991 - 1997. Since 1997, he has served the Cayman Islands Government as a Permanent Secretary currently for the Ministry of Community Services, Youth, Sports and Gender Affairs. Mr. Ebanks is a Justice of the Peace, a Fellow of the Royal Geographic Society and a member of the American Planning Association and a member of the Most Excellent Order of the British Empire. He holds a Bachelor of Environmental Studies (Hons. Urban and Regional Planning - Peace and Conflict Studies Minor) from the University of Waterloo and a Master of Arts - Planning in Community and Regional Planning from the University of British Columbia. He is a Director of The National Housing and Community Development Trust and a trustee of the National Gallery of the Cayman Islands. Mr. Ebanks has served on the Boards of the Trustees for the Cayman Islands Museum, the Cayman Islands Civil Service Co-operative Credit Union, the Housing Development Corporation, the Water Authority-Cayman and is the Vice President of the Cayman Islands Olympic Committee.

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

     Wilmer Pergande has been a director of our company since 1978. Mr. Pergande is the Global Leader for Desalination and Process Equipment, GE Infrastructure, Water and Process Technologies. Mr. Pergande previously held the position of Vice-President of Special Projects of Osmonics, Inc. acquired by GE of Minnetonka, Minnesota. Before joining Osmonics, Mr. Pergande was the Chief Executive Officer of Licon International, Inc., a publicly traded manufacturer of liquid processing equipment. Previously, Mr. Pergande held several executive positions with Mechanical Equipment Company, Inc., a manufacturer of seawater conversion equipment.

     David W. Sasnett became a director of our Company in December 2004. Since May 2003, Mr. Sasnett has been the President of Secure Enterprises, LLC, a marketer and distributor of consumer products. From February 2004 to August 2004, Mr. Sasnett was the Vice President of Finance and Controller for MasTec, Inc., a publicly-traded specialty contractor and infrastructure provider. Mr. Sasnett was employed from August 1994 to July 2002 by Catalina Lighting, Inc. and from November 1996 to February 2002 served as the Chief Financial Officer of Catalina Lighting, Inc., a publicly-traded manufacture and distributor of residential lighting and other consumer products. After leaving Catalina Lighting, Mr. Sasnett was employed through October 2002 in an executive and consulting capacity by Platinum Products, Inc., a privately-held consumer products importer and distributor. Mr. Sasnett’s experience also included more than 12 years with the accounting, auditing and consulting firm of Deloitte & Touche, LLP.

     Raymond Whittaker has served as a director of our company since 1988. Mr. Whittaker was the Managing Director of TransOcean Bank & Trust, Ltd., a bank and trust company located in the Cayman Islands and a subsidiary of Johnson International, Inc., a bank holding company located in Racine, Wisconsin from 1984 to December 2000. He is now the principal of his own company and management firm, FCM Ltd.

Composition of the Board of Directors

     The board of directors is organized into three groups. Each group holds office for a three-year period and re-election of the board members is staggered so that two-thirds of the board members are not subject to re-election in any given year. The groups are organized alphabetically as follows:

Group 1	Group 2	Group 3
William T. Andrews	Carson K. Ebanks, JP	Wilmer Pergande
J. Bruce Bugg Jr.	Richard Finlay	Raymond Whittaker
Brian Butler	Clarence Flowers, Jr.	David W. Sasnett
Steven A. Carr	Frederick McTaggart
Jeffrey M. Parker

     The directors of Group 1 were re-elected at our annual shareholders’ meeting in August 2004. The directors in Group 2 will be proposed for re-election in 2005, Group 3 in 2006 and then Group 1 again in 2007.

     Under our Cayman Islands license, which was transferred to our wholly-owned subsidiary, Cayman Water Company Limited in July 2003, the Cayman Islands government may nominate three persons to serve on the board of directors of Cayman Water Company Limited. We must cause one of the persons nominated by the government to be elected as a director. In May 2001, Carson K. Ebanks, JP was elected as the government’s nominee but remains on the board of Consolidated Water Co. Ltd. Government has not yet nominated their director for Cayman Water Company Limited.

     At a Board meeting on December 17, 2004 we appointed David W. Sasnett to our board of directors as a director in Group 3. He was also appointed as a member of the audit committee and as chairman of the audit committee with immediate effect.

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

Compensation Committee

     The Board of Directors has a Compensation Committee, which is comprised of Messrs. Finlay, Flowers, and Pergande. The Compensation Committee is responsible for reviewing and approving the executive compensation program for the Company and its subsidiaries, assessing executive performance, making grants of salary and annual incentive compensation, and approving certain employment agreements. The Board of Directors has adopted a written charter for the Compensation Committee. The Compensation Committee Charter is filed as Exhibit 99.1 to our Annual Report for the fiscal year ended December 31, 2003 (the “2003 Annual Report”), which Exhibit is incorporated herein by reference. The Board of Directors has determined that all members of the Compensation Committee, except Mr. Finlay, are “independent directors,” as such term is defined under the corporate governance rules of Nasdaq. Mr. Finlay is not an “independent director” as defined in Nasdaq Rule 4200 because the Company paid a law firm in which he was a partner for part of 2003 in excess of $200,000 for legal services provided to the Company during 2003. Notwithstanding Mr. Finlay’s previous relationship with that law firm, the Board of Directors believes it is required in the best interest of the Company and its shareholders for Mr. Finlay to serve as a member of the Compensation Committee and the Audit Committee because of his experience as a director or the Company since 1995 and his knowledge of corporate governance matters relating to Cayman Islands’ corporations.

Audit Committee

     The Board of Directors has an Audit Committee, which is comprised of Messrs. Butler, Carr, Finlay, Sasnett and Whittaker.

     The Audit Committee assists the Board of Directors in monitoring the financial reporting process, the internal control structure and the independence and performance of the internal audit department and the independent public accountants. Its primary duties are to serve as an independent and objective party to monitor the Company’s financial process and internal control system, to review and appraise the audit effort of the Company’s independent accountants and to provide an open avenue of communications among the independent accountants, financial and senior management and the Board of Directors. The Board of Directors has adopted a written charter for the Audit Committee. The Audit Committee Charter is filed as Exhibit 99.2 to our 2003 Annual Report, which Exhibit is incorporated herein by reference. During the year, the Board of Directors examined the composition of the Audit Committee in light of Nasdaq’s corporate governance rules and the regulations under the Securities Exchange Act of 1934 (“Exchange Act”) applicable to audit committees. Based upon this examination, the Board of Directors has determined that all members of the Audit Committee, except Mr. Finlay, are “independent directors” within the meaning of Nasdaq’s rules and the Exchange Act and the rules and regulations there under. The Board of Directors has also determined that David W. Sasnett qualifies as an “audit committee financial expert” under the regulations of the Exchange Act.

Nominations Committee

     The Board of Directors has a Nominations Committee, which is comprised of Messrs. Pergande, Carr and Parker. The Nominations Committee makes recommendations to the Board of Directors regarding the size and composition of the Board of Directors, establishes procedures for the nomination process, recommends candidates for election to the Board of Directors and nominates officers for election by the Board of Directors. The Board of Directors has determined that all members of the Nominations Committee, except Mr. Parker, are “independent directors”, as such term is defined under the corporate governance rules of Nasdaq. Mr. Parker is not an “independent director” under the Nasdaq’s rules because he was Chief Executive Officer of the Company from 1994 until January 1, 2004 and he received compensation for his services to the Company in excess of $60,000. See Item 11 of this Annual Report. Notwithstanding Mr. Parker’s employment relationship with the Company, the Board of Directors believes that it is required in the best interest of the Company and its shareholders for Mr. Parker to serve as a member of the Nominations Committee because of his involvement with the Company since 1980 and his knowledge if corporate governance matters relating to Cayman Islands’ corporations. The Nominations Committee Charter is filed as Exhibit 99.3 to our 2003 Annual Report, which Exhibit is incorporated herein by reference. .

     To recommend a prospective nominee for the Nominations Committee’s consideration, a shareholder may submit the candidates name and qualifications in writing to the Secretary of the Company, Trafalgar Place, West Bay Road, Grand Cayman, Cayman Islands, B.W.I.

Code of Ethics

     Our Code of Ethics for the Chief Executive Officer and Chief Financial Officer is filed as Exhibit 14 to our 2003 Annual Report, which is incorporated herein by reference to such Exhibit.

ITEM 11. EXECUTIVE COMPENSATION

     The following table provides summary information concerning the annual and long-term compensation earned by the company’s chief executive officer and each of the five other most highly compensated executive officers of the company during the fiscal years ended December 31, 2004, 2003 and 2002:

Summary Compensation Table

	Annual Compensation				Long-Term Compensation
				Other Annual	Securities	All Other
		Salary	Bonus	Compensation	Underlying Options (2)	Compensation
Name and Principal Position	Year	($)	($)	($)	(#)	($)
Frederick W. McTaggart (1)	2002	118,006	66,066	—	26,427	—
Director, President and Chief	2003	118,006	185,757	—	43,790	—
Executive Officer	2004	200,000	200,482	—	—	—

Gregory S. McTaggart	2002	85,932	—	—	19,325	—
Vice President of Cayman	2003	85,932	36,408	—	31,722	—
Operations	2004	105,000	42,000	—	—	—

Robert B. Morrison (3)	2002	—	—	—	—	—
Vice President of Purchasing and	2003	115,000	—	—	—	—
Information Technologies	2004	100,000	40,000	—	—	—

Jeffrey M. Parker (1)	2002	95,895	39,243	—	26,159	—
Chairman of the Board of	2003	95,895	316,493	—	45,097	—
Directors	2004	165,000	373,840	—	—	—

Gerard J. Pereira (3)	2002	—	—	—	—	—
Vice President of Engineering	2003	96,600	7,807	—	—	—
	2004	100,000	40,000	—	—	—

Brent J. Santha	2002	80,899	10,000	—	—	—
Vice President of Finance,	2003	90,000	20,000	—	10,483	—
Interim Chief Financial Officer and Company Secretary	2004	115,000	46,000	—	—	—

(1) Mr. Parker and Mr. McTaggart served as the Chief Executive Officer and Chief Financial Officer, respectively, until January 2004.

(2) All options granted to Messrs. Frederick McTaggart, Gregory McTaggart, Parker, Ribbins and Santha in 2002 and 2003 have an exercise price of $11.93 and $20.05 per share, respectively.

(3) The 2003 salaries for Messrs. Morrison and Pereira, who joined the company in February 2003, due to the acquisition, have been annualized based upon a full year of employment for comparative purposes.

Stock Option Grants

     There were no stock options granted on ordinary shares in fiscal year 2004, with respect to the Chief Executive Officer and the other named executive officers listed in the Summary Compensation Table.

Stock Option Holdings

     The following table provides information, with respect to the Chief Executive Officer and the other named executive officers listed in the Summary Compensation Table, concerning the holding of unexercised options at the end of fiscal year 2004:

			Number of Securities		Value of Unexercised
	Shares		Underlying Unexercised		In-The-Money
	Acquired on	Value	Options at Fiscal Year End		Options at Fiscal Year End
	Exercise	Realized	Exercisable	Unexercisable	Exercisable	Unexercisable
Name	(#)	($)	(#)	(#)	($)	($)
Frederick W. McTaggart	—	—	98,750	—	1,556,714	—

Gregory S. McTaggart	—	—	71,847	—	1,133,775	—

Robert B. Morrison	—	—	—	—	—	—

Jeffrey M. Parker	26,924	336,012	99,763	—	1,565,370	—

Gerard J. Pereira	—	—	—	—	—	—

Brent J. Santha	—	—	10,483	—	114,579	—

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

     Under the plan, when an employee is issued redeemable preferred shares, the employee is also granted an option to purchase an equal number of redeemable preferred shares at approximately 75% of the average market price of the ordinary shares. The exercise price is determined using the average of the closing market price for our ordinary shares on each of the first seven trading days in the month of October of the year in which the redeemable preferred shares were issued to the employee. The grant date is determined as 90 days after the date of the auditor’s certificate on the financial statements for the relevant year. This option expires, unless exercised by the employee, within thirty (30) days after the date of grant. Since we adopted the employee share incentive plan, our employees have acquired 130,907 redeemable preferred shares, of which 116,986 have been redeemed for an equal number of ordinary shares.

     Employee Share Option Plan

     In 2001, we established an employee share option plan for certain long-term employees who participate in the share incentive plan. This plan was introduced in order to compensate these employees for adjustments in the employee share incentive plan. Under the share option plan, these employees are granted in each calendar year, as long as the employee is a participant in the employee share incentive plan, options to purchase ordinary shares of common stock. The price at which the option may be exercised will be the closing market price on the grant date, which is 90 days after the date of the auditor’s certificate on the financial statements for the relevant year. The number of options each employee is granted is equal to five times the sum of (i) the number of redeemable preferred shares which that employee receives for $nil consideration and (ii) the number of redeemable preferred shares options which that employee exercises in that given year. The options may be exercised during the period commencing on the fourth anniversary of the grant date and ending on the thirtieth day after the fourth anniversary of the grant date.

     Since we adopted the employee share option plan, we have granted 22,605 options to purchase ordinary shares at an exercise price of $9.20 with an expiration date of August 4, 2005, 13,695 options to purchase ordinary shares at an exercise price of $14.69 with an expiration date of July 30, 2006, 14,745 options to purchase ordinary shares at an exercise price of $15.42 with an expiration of July 29, 2007 and 4,240 options to purchase ordinary shares at an exercise price of $23.47 with an expiration of September 3, 2008.

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

     As a result of the non-executive directors’ share plan, the directors, as a group, as of December 31, 2004, are entitled to receive 777 ordinary shares, based upon the prevailing market price for the ordinary shares on October 1, 2004 of $23.95.

Pension Plan

     As with every employer in the Cayman Islands, we are required by the National Pension Law to provide a pension plan for our employees in the Cayman Islands. We belong to both the Cayman Islands Chamber Pension Plan and the Ocean Conversion Staff Pension Plan in the Cayman Islands. The Chamber Pension Plan is a non-profit entity, which is administered by the Bank of Butterfield, and the Ocean Conversion Staff Pension Plan has as its trustee, Colonial Private Trustee Limited and is administered by the British Caymanian Insurance Company Ltd.

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

Employment Agreements

Jeffrey Parker–Chairman of the Board of Directors

     On January 1, 2004, we entered into a three-year employment agreement with Jeffrey M. Parker, our Chairman of the Board of Directors, with remuneration of $165,000 per annum. This agreement supersedes all prior contracts and understandings between the parties save that benefits earned or accrued under prior contracts shall not be extinguished or affected. This agreement is subject to extension each year if the Board so determines and shall be extended such that the term shall be for three years from January 1st of the next following year. If we terminate Mr. Parker without cause, he is entitled to twice the annual remuneration set out in this agreement, adjusted for any annual increases received.

     Under a previous employment agreement for the year ended December 31, 2003, which was amended to adjust the exercise price of his options from the first seven trading days in the month of October of that year to December 31st of that year, Mr. Parker was granted an option to purchase 45,097 ordinary shares at an exercise price of $20.05. For the year ended December 31, 2002, Mr. Parker was granted an option to purchase 26,159 ordinary shares at an exercise price of $11.93 per share. All options granted to Mr. Parker after March 1999 expire on the third anniversary of the date of the auditor’s report on the financial statements for the year of the grant. Under the terms of his new employment agreement Mr. Parker will no longer be granted options.

     For the year ended December 31, 2003, under the terms of his previous employment agreement, Mr. Parker was entitled to receive an annual bonus for each completed financial year during which he served in the capacities of Chairman and Chief Executive Officer. The amount of the bonus consisted of the following two amounts: (a) 1.5% of our net profits for that financial year, before charging this bonus, dividends, or crediting any amounts arising from the re-valuation of our assets and (b) 15% of the amount by which our net profits for that financial year (calculated in the same manner as in (a) above) exceed the highest annual net profits earned by us in any prior financial year.

     For each completed financial year beginning with the financial year 2004, Mr. Parker will be paid a bonus calculated as (a) 1.5% of the net profits for that financial year, before charging this bonus, dividends, or crediting any amounts arising from the re-valuation of our assets to a maximum of 40% of Mr. Parkers annual remuneration and (b) 15% of the amount by which our net profits for that financial year (calculated in the same manner as in (a) above) exceed the highest annual net profits earned by us in any prior financial year. This bonus shall be paid as to 75% in cash and 25% in ordinary shares of the Company valued at the market price at the close of trading of the same on December 31st of the relevant financial year. Approval for the issuance of shares was obtained from the members of the Company at the Company’s August 11, 2004 annual general meeting.

Frederick W. McTaggart–President and Chief Executive Officer

     On January 1, 2004, we entered into a three-year employment agreement with Frederick W. McTaggart, our President and Chief Executive Officer, with remuneration of $200,000 per annum. This agreement supersedes all prior contracts and understandings between the parties save that benefits earned or accrued under prior contracts shall not be extinguished or affected. This agreement is subject to extension each year if the Board so determines and shall be extended such that the term shall be for three years from January 1st of the next following year. If we terminate Mr. Frederick McTaggart without cause, he is entitled to twice the annual remuneration set out in this agreement, adjusted for any annual increases received.

     Under a previous employment agreement for the year ended December 31, 2003, which was amended to adjust the exercise price of his options from the first seven trading days in the month of October of that year to December 31st of that year, Mr. Frederick McTaggart was granted an option to purchase 43,790 ordinary shares at an exercise price of $20.05. For the year ended December 31, 2002, Mr. Frederick McTaggart was granted an option to purchase 26,427 ordinary shares at an exercise price of $11.93 per share. All options granted to Mr. Frederick McTaggart expire on the third anniversary of the date of the auditor’s report on the financial statements for the year of the grant. Under the terms of his new employment agreement Mr. Frederick McTaggart will no longer be granted options.

     For the year ended December 31, 2003, under the terms of his employment agreement, Mr. Frederick McTaggart was entitled to receive an annual bonus for each completed financial year during which he served in the capacities of President and Chief Operating Officer. The bonus consists of the following two amounts: (a) 2.5% of our net profits for that financial year, before charging this bonus, dividends or crediting any amounts arising from the re-valuation of our assets and (b) 5% of the amount by which our net profits for that financial year (calculated in the same manner as in (a) above) exceed the highest annual net profits earned by us in any prior financial year.

     For each completed financial year beginning with the financial year 2004, Mr. Frederick McTaggart will be paid a bonus calculated as (a) 2% of the net profits for that financial year, before charging this bonus, dividends, or crediting any amounts arising from the re-valuation of our assets to a maximum of 50% of Mr. Frederick McTaggart’s annual remuneration and (b) 5% of the amount by which our net profits for that financial year (calculated in the same manner as in (a) above) exceed the highest annual net profits earned by us in any prior financial year. This bonus shall be paid as to 75% in cash and 25% in ordinary shares of the Company valued at the market price at the close of trading of the same on December 31st of the relevant financial year. Approval for the issuance of shares was obtained from the members of the Company at the Company’s August 11, 2004 annual general meeting.

Brent J. Santha–Vice President of Finance, Interim Chief Financial Officer and Company Secretary

     On January 1, 2004, we entered into a two-year employment agreement with Brent J. Santha, our Vice President of Finance, Interim Chief Financial Officer and Company Secretary, with remuneration of $115,000 per annum while he serves as Chief Financial Officer and $100,000 thereafter while he serves as Vice President of Finance. This agreement supersedes all prior contracts and understandings between the parties save that benefits earned or accrued under prior contracts shall not be extinguished or affected. This agreement is subject to extension each year if the Chief Executive Officer so determines and shall be extended for a further term not exceeding two years.

     Under a previous employment agreement for the year ended December 31, 2003, Mr. Santha was granted an option to purchase that number of ordinary shares which equals 0.25% of our net profit for that year. In 2003, Mr. Santha was granted an option to purchase 10,483 ordinary shares at an exercise price of $20.05. The exercise price of the options granted to Mr. Santha is equal to the average of the closing market price of our ordinary shares on the last trading day of that year. All options granted to Mr. Santha expire on the day before the third anniversary of the date of the auditor’s report on the financial statement for the year of the grant. Under the terms of his new employment agreement Mr. Santha will no longer be granted options.

     For the year ended December 31, 2003, under the terms of his previous employment agreement, Mr. Santha was entitled to receive an annual bonus as determined at the discretion of the President of our company.

     For each completed financial year beginning with the financial year 2004, Mr. Santha will be paid a bonus calculated as 2.5% of the amount by which our net profits for that financial year (before charging this bonus, dividends, or crediting any amounts arising from the re-valuation of our assets) exceed the highest annual net profits earned by us in any prior financial year to a maximum of 40% of Mr. Santha’s annual remuneration. This bonus shall be paid as to in cash or, subject to approval of the members of the Company at the Company’s next annual general meeting, in ordinary shares of the Company valued at the market price at the close of trading on December 31st of the relevant financial year (or if such day is not a trading day, at the close of trading on the preceding trading day), or as a combination of both at the Vice President election. If such approval required for issuance of ordinary shares is not obtained, the Performance Bonus will be paid entirely in cash.

Gregory S. McTaggart–Vice President of Cayman Operations

     On January 1, 2004, we entered into a two-year employment agreement with Gregory S. McTaggart, our Vice President of Cayman Operations, with remuneration of $105,000 per annum. This agreement supersedes all prior contracts and understandings between the parties save that benefits earned or accrued under prior contracts shall not be extinguished or affected. This agreement is subject to extension each year if the Chief Executive Officer so determines and shall be extended for a further term not exceeding two years.

     Under a previous employment agreement for the year ended December 31, 2003, Mr. Gregory McTaggart was granted an option to purchase that number of ordinary shares which equals 0.75% of our net profit for that year. The exercise price of the options to be granted to Mr. Gregory McTaggart was amended on December 5, 2003 to be equal to the closing price of the Company’s ordinary shares on December 31st of the relevant financial year. For the year ended December 31, 2003, Mr. Gregory McTaggart was granted an option to purchase 31,722 ordinary shares at an exercise price of $20.05 per share. For the year ended December 31, 2002, Mr. Gregory McTaggart was granted an option to purchase 19,325 ordinary shares at an exercise price of $11.93 per share. All options granted to Mr. Gregory McTaggart expire on the third anniversary of the date of the auditor’s report on the financial statements for the year of grant. Under the terms of his new employment agreement Mr. Gregory McTaggart will no longer be granted options.

     For the year ended December 31, 2003, under the terms of his previous employment agreement, Mr. Gregory McTaggart was entitled to receive an annual bonus for each completed financial year during which he serves in the capacity of Vice President of Operations. The bonus consists of 2.5% of the amount by which our net profits for that financial year (before charging this bonus, dividends or crediting any amounts arising from the re-valuation of our assets) exceed the highest annual net profits earned by us in any prior financial year.

     For each completed financial year beginning with the financial year 2004, Mr. Gregory McTaggart will be paid a bonus calculated as 2.5% of the amount by which our net profits for that financial year (before charging this bonus, dividends, or crediting any amounts arising from the re-valuation of our assets) exceed the highest annual net profits earned by us in any prior financial year to a maximum of 40% of Mr. Gregory McTaggart’s annual remuneration. This bonus shall be paid as to in cash or, subject to approval of the members of the Company at the Company’s next annual general meeting, in ordinary shares of the Company valued at the market price at the close of trading on December 31st of the relevant financial year (or if such day is not a trading day, at the close of trading on the preceding trading day), or as a combination of both at the Vice President election. If such approval required for issuance of ordinary shares is not obtained, the Performance Bonus will be paid entirely in cash.

Robert B. Morrison–Vice President of Purchasing and Information Technology

     On January 1, 2004, we entered into a two-year employment agreement with Robert B. Morrison, our Vice President of Purchasing and Information Technology, with remuneration of $100,000 per annum. This agreement supersedes all prior contracts and understandings between the parties save that benefits earned or accrued under prior contracts shall not be extinguished or affected. This agreement is subject to extension each year if the Chief Executive Officer so determines and shall be extended for a further term not exceeding two years.

     For each completed financial year beginning with the financial year 2004, Mr. Morrison will be paid a bonus calculated as 2.5% of the amount by which our net profits for that financial year (before charging this bonus, dividends, or crediting any amounts arising from the re-valuation of our assets) exceed the highest annual net profits earned by us in any prior financial year to a maximum of 40% of Mr. Morrison’s annual remuneration. This bonus shall be paid as to in cash or, subject to approval of the members of the Company at the Company’s next annual general meeting, in ordinary shares of the Company valued at the market price at the close of trading on December 31st of the relevant financial year (or if such day is not a trading day, at the close of trading on the preceding trading day), or as a combination of both at the Vice President election. If such approval required for issuance of ordinary shares is not obtained, the Performance Bonus will be paid entirely in cash.

Gerard J. Pereira–Vice President of Engineering

     On January 1, 2004, we entered into a two-year employment agreement with Gerard J. Pereira, our Vice President of Engineering, with remuneration of $100,000 per annum. This agreement supersedes all prior contracts and understandings between the parties save that benefits earned or accrued under prior contracts shall not be extinguished or affected. This agreement is subject to extension each year if the Chief Executive Officer so determines and shall be extended for a further term not exceeding two years.

     For the year ended December 31, 2003, under the terms of his previous employment agreement, Mr. Pereira was entitled to receive an annual bonus equal to 0.6% of the sum of the net profits as at the end of each fiscal year of Ocean Conversion (BVI) Ltd. and DesalCo (Barbados) Ltd. (before charging this bonus, dividends or crediting any amounts arising from the re-valuation of our assets).

     For each completed financial year beginning with the financial year 2004, Mr. Pereira will be paid a bonus calculated as 2.5% of the amount by which our net profits for that financial year (before charging this bonus, dividends, or crediting any amounts arising from the re-valuation of our assets) exceed the highest annual net profits earned by us in any prior financial year to a maximum of 40% of Mr. Pereira’s annual remuneration. This bonus shall be paid as to in cash or, subject to approval of the members of the Company at the Company’s next annual general meeting, in ordinary shares of the Company valued at the market price at the close of trading on December 31st of the relevant financial year (or if such day is not a trading day, at the close of trading on the preceding trading day), or as a combination of both at the Vice President election. If such approval required for issuance of ordinary shares is not obtained, the Performance Bonus will be paid entirely in cash.

Joseph Pivinski–Senior Vice President

     On April 1, 2005, we entered into a two-year employment agreement with Joseph Pivinski as Senior Vice President, with annual remuneration of $145,000 per annum. This agreement is subject to extension each year if the Chief Executive Officer so determines and shall be extended for a further term not exceeding two years. If we terminate Mr. Pivinski without cause, he is entitled to the annual remuneration set out in this agreement, adjusted for any annual increases received.

     For the year ending December 31, 2005 and for each completed financial year thereafter, Mr. Pivinski is entitled to receive a maximum cash bonus of up to 25.0% of his annual remuneration for the completion of certain agreed to performance goals, such bonus to be determined at the sole discretion of the Chief Executive Officer and to be pro rated for the initial year 2005.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

     The table below sets forth the beneficial ownership of our ordinary shares, par value CI$1.00 per share, of which 5,861,062 are outstanding as of April 19, 2005, and our redeemable preferred shares, par value CI$1.00 per share, of which 11,830 are outstanding as of April 19, 2005 by:

•	each person or entity that we know beneficially owns more than 5% of our ordinary shares or redeemable preferred shares;

•	each of our executive officers and directors; and

•	all of our officers and directors as a group.

Title of	Identity of	Amount	Percentage
Class	Person or Group (1) (2)	Owned	of Class
Ordinary Shares	Thomas C. Barrow (1)	370,194	6.3%

Ordinary Shares	Jeffrey M. Parker,	281,688	4.8%
	Chairman of the Board,

Ordinary Shares	Frederick W. McTaggart,	104,459	1.8%
	Director, President and Chief
	Executive Officer

Ordinary Shares	Gregory S McTaggart,	103,163	1.8%
	Vice President of Cayman
	Operations

Ordinary Shares	Kenneth R. Crowley,	—	*
	Vice President of Overseas
	Operations

Ordinary Shares	Robert B. Morrison,	100	*
	Vice President of Purchasing
	and Information Technology

Ordinary Shares	Joseph Pivinski,	—	*
	Senior Vice President

Ordinary Shares	Gerard J. Pereira,	—	*
	Vice President of Engineering

Ordinary Shares	Brent J Santha,	11,683	*
	Vice President of Finance,
	Interim Chief Financial
	Officer and Company Secretary

Ordinary Shares	J. Bruce Bugg, Jr.,	4,068	*
	Director

Ordinary Shares	William T Andrews,	524	*
	Director

Ordinary Shares	Brian E. Butler,	21,872	*
	Director

Ordinary Shares	Steven A. Carr,	46,860	*
	Director

Ordinary Shares	Carson K. Ebanks,	—	*
	Director

Ordinary Shares	Richard L. Finlay,	3,918	*
	Director

Title of	Identity of	Amount	Percentage
Class	Person or Group (1) (2)	Owned	of Class
Ordinary Shares	Clarence B. Flowers, Jr.,	6,015	*
	Director

Ordinary Shares	Wilmer Pergande,	6,545	*
	Director

Ordinary Shares	David Sasnett,	—	*
	Director

Ordinary Shares	Raymond Whittaker,	12,953	*
	Director

Ordinary Shares	Directors and Executive Officers as a Group (18 persons)	603,848	10.3%

Redeemable	Margaret Julier,	2,056	17.8%
Preferred Shares	Office Manager

Redeemable	William Banker	2,318	20.1%
Preferred Shares	Operations Manager

Redeemable	Chet Ritch	689	6.9%
Preferred Shares	Operations

Redeemable	Helbert Rodriquez	806	6.9%
Preferred Shares	Operations

Redeemable	Ivan Tabora	664	5.7%
Preferred Shares	Operations

Redeemable	Elizabeth Triana	693	5.9%
Preferred Shares	Customer Service

An asterisk (*) in the above table indicates less than one percent

(1)	On January 20, 2005, Javelin Opportunities LP, Javelin Opportunities Offshore, Ltd. and Javelin Partners LP (the “Javelin Entities”) jointly filed a Schedule 13G (“Schedule 13G”) with the Securities and Exchange Commission. The Schedule 13G states that Javelin Opportunities LP has sole voting and investment power over 181,200 ordinary shares, Javelin Opportunities Offshore, Ltd. has sole voting and investment power over 175,800 shares and Javelin Partners LP has sole voting and investment power over 13,194 shares. Thomas C. Barrow is the managing member of the general partner of each of the Javelin Entities. The address of the Javelin Entities and Thomas C. Barrow is 7674 W. Lake Mead Boulevard, Suite 230, Las Vegas, NV 89128.

(2)	The address for Jeffrey Parker, Frederick McTaggart, Gregory McTaggart, Kenneth Crowley, Robert Morrison, Gerard Pereira, Brent Santha Margaret Julier, William Banker, Chet Ritch, Helbert Rodriquez, Ivan Tabora and Elizabeth Triana is as follows: c/o Consolidated Water Co. Ltd., Trafalgar Place, West Bay Road, P.O. Box 1114GT, Grand Cayman, B.W.I. The address for Joseph M. Pivinski is 6300 NW 2nd Avenue, Boca Raton, FL 33487. The address for each of J. Bruce Bugg Jr. and Argyle/Cay-Water, Ltd. is c/o Argyle Investment Corp., 1500 Nations Bank Plaza, 300 Convent Street, San Antonio, Texas 78205. The address for William Andrews is ”De Salt House”, 7 Salt Kettle Lane, Paget PG 01, Bermuda. The address for Brian Butler is P.O. Box 30864 SMB, Grand Cayman, B.W.I. The address for Steven A. Carr c/o Carr & Associates, P.O. Box 4689, Bryan, Texas 77805. The address for Caron Ebanks is Government Administration Building, Georgetown, Grand Cayman, B.W.I. The address for Richard Finlay is P.O. Box 31442 SMB, Grand Cayman, B.W.I.

The address for Clarence Flowers, Jr. is P.O. Box 2581GT, Grand Cayman, B.W.I. The address for Wilmer Pergande is 3724 Bengal Road, Gulf Breeze, Florida 32561. The address for David Sasnett is 16254 SW 67 Court, Fort Lauderdale, Florida 33331. The address for Raymond Whittaker is P.O. Box 1982GT, Grand Cayman, B.W.I.

     Unless otherwise indicated, to our knowledge, the persons named in the table above have sole voting and investment power with respect to the shares listed. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares issuable under stock options exercisable within 60 days after April 15, 2005 are deemed outstanding for that person but are not deemed outstanding for computing the percentage of ownership of any other person. Of the 281,688 ordinary shares owned by Mr. Parker, 5,100 have shared investment power and 71,256 are ordinary shares underlying options granted to Mr. Parker, which may be exercised within 60 days after April 15, 2005. Of the 104,459 ordinary shares owned by Mr. Frederick McTaggart, 70,217 are ordinary shares underlying options granted to Mr. Frederick McTaggart, which may be exercised within 60 days after April 15, 2005. Of the 103,163 ordinary shares owned by Mr. Gregory McTaggart, 51,047 are ordinary shares underlying options granted to Mr. Gregory McTaggart, which may be exercised within 60 days after April 15, 2005. Of the 11,683 ordinary shares owned by Mr. Santha, 1,200 have shared investment power and 10,483 are ordinary shares underlying options granted to Mr. Santha, which may be exercised within 60 days after April 15, 2005.

Equity Compensation Plan Information

     The following table sets forth certain information as of December 31, 2004, with respect to compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance under:

•	all compensation plans previously approved by our security holders; and

•	all compensation plans not previously approved by our security holders.

				Number of securities
				remaining available for
				future issuance under
	Number of securities to		Weighted-average	equity compensation
	be issued upon exercise		exercise price of	plans (excluding
	of outstanding options,		outstanding options,	securities reflected in
	warrants and rights		warrants and rights	column (a))
Plan category	(a)		(b)	(c)
Equity compensation plans approved by security holders	368,916		$15.27	*
Equity compensation plans not approved by security holders	55,285	**	$13.31	*

Total	424,201		$15.01	*

* Our equity compensation plans do not have any limits on the amount of shares reserved for issuance under the plans.

** All of the 55,285 shares are issuable pursuant to our employee stock option plan. See Note 21 to the Notes to Consolidated Financial Statements.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     For a discussion of the employment agreements we have with our executive officers, see Part III, Item 11 of this Annual Report.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

     The following table shows the fees that the Company paid or accrued for the audit and other services provided by KPMG for the fiscal years ended December 31, 2004 and 2003.

Services	Dollar Amount (2004)	Dollar Amount (2003)
Audit Fees	$537,819	$244,719
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	288,372

Total	$537,819	$533,091

     Audit Fees: This category includes the fees for the examination of the Company’s consolidated financial statements and internal controls, review of the Company’s Annual Report on Form 10-K and the quarterly reviews of the interim financial statements included in the Company’s Quarterly Reports on Form 10-Q.

     Audit-Related Fees: This category consists of services that are closely related to the financial audit process and primarily consists of review of reports filed and to be filed with the U.S. Securities and Exchange Commission and accounting advice relating thereto.

     Tax Fees: This category relates to professional services for tax compliance, tax advice, and tax planning. No such services were provided to the Company during the years ended December 31, 2004 and 2003.

     All Other Fees: During the year ended December 31, 2003, KPMG provided non-audit services related to our acquisitions and subsequent share offering.

     All audit and non-audit services performed by KPMG were approved by the Audit Committee. The Audit Committee gives due consideration to the potential effect of non-audit services on maintaining KPMG’s audit in dependence.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES

(a)1. Financial Statements

The Consolidated Water Co. Ltd. financial statements found in ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA for the year ended December 31, 2004 are incorporated herein by reference.

Pursuant to Rule 3-09 of Regulation S-X, when either the first or third condition set forth in Rule 1-02(w), substituting 20 percent for 10 percent, is met by a 50 percent-or-less-owned person accounted for by the equity method separate financial statements shall be filed. The Ocean Conversion (BVI) Ltd. financial statements found in ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA for the year ended December 31, 2004 are incorporated herein by reference.

  2.  Financial Statement Schedules

     None

3. Exhibits

Exhibit
Number	Exhibit Description
2.1	Share Sale Agreement dated October 4, 2002, among Consolidated Water Co. Ltd. and William T. Andrews and Margaret D. Andrews (incorporated herein by reference to the exhibit filed as a part of our Form 8-K dated February 13, 2003, Commission File No. 0-25248)

2.2	Agreement to Amend Share Sale Agreement dated November 29, 2002 between the Company and William T. Andrews and Margaret D. Andrews (incorporated herein by reference to the exhibit filed as a part of our Form 8-K dated February 13, 2003, Commission File No. 0-25248)

2.3	Agreement to Amend Share Sale Agreement dated December 30, 2002 between the Company and William T. Andrews and Margaret D. Andrews (incorporated herein by reference to the exhibit filed as a part of our Form 8-K dated February 13, 2003, Commission File No. 0-25248)

2.4	Agreement to Amend Share Sale Agreement dated January 31, 2003 between the Company and William T. Andrews and Margaret D. Andrews (incorporated herein by reference to the exhibit filed as a part of our Form 8-K dated February 13, 2003, Commission File No. 0-25248)

2.5	Share Sale Agreement dated October 4, 2002, among Consolidated Water Co. Ltd., North American Mortgage & Finance Corporation and Transcontinental Finance Corporation Ltd. (incorporated herein by reference to the exhibit filed as a part of our Form 8-K dated February 13, 2003, Commission File No. 0-25248)

2.6	Agreement to Amend Share Sale Agreement dated November 29, 2002 among the Company North-American Mortgage & Finance Corporation and Transcontinental Finance Corporation Limited (incorporated herein by reference to the exhibit filed as a part of our Form 8-K dated February 13, 2003, Commission File No. 0-25248)

2.7	Agreement to Amend Share Sale Agreement dated December 30, 2002 among the Company North-American Mortgage & Finance Corporation and Transcontinental Finance Corporation Limited (incorporated herein by reference to the exhibit filed as a part of our Form 8-K dated February 13, 2003, Commission File No. 0-25248)

2.8	Agreement to Amend Share Sale Agreement dated January 31, 2003 among the Company North-American Mortgage & Finance Corporation and Transcontinental Finance Corporation Limited (incorporated herein by reference to the exhibit filed as a part of our Form 8-K dated February 13, 2003, Commission File No. 0-25248)

2.9	Agreement dated October 8, 2002 between Consolidated Water Co. Ltd. and Sage Water Holdings (BVI) Limited (incorporated herein by reference to the exhibit filed as a part of our Form 8-K dated February 13, 2003, Commission File No. 0-25248)

2.10	Amending Agreement dated November 15, 2002 between the Company and Sage Water Holdings (BVI) Limited (incorporated herein by reference to the exhibit filed as a part of our Form 8-K dated February 13, 2003, Commission File No. 0-25248)

2.11	Amending Agreement dated December 18, 2002 between the Company and Sage Water Holdings (BVI) Limited (incorporated herein by reference to the exhibit filed as a part of our Form 8-K dated February 13, 2003, Commission File No. 0-25248)

2.12	Amending Agreement dated January 28, 2003 between the Company and Sage Water Holdings (BVI) Limited (incorporated herein by reference to the exhibit filed as a part of our Form 8-K dated February 13, 2003, Commission File No. 0-25248)

2.13	Share Sale Agreement dated December 16, 2002 between Consolidated Water Co. Ltd. and Bacardi & Co. Ltd. (incorporated herein by reference to the exhibit filed as a part of our Form 8-K dated February 13, 2003, Commission File No. 0-25248)

2.14	Registration Rights Agreement dated February 7, 2003 between Consolidated Water Co. Ltd. and North American Mortgage & Finance Corporation (incorporated herein by reference to the exhibit filed as a part of our Form 8-K dated February 13, 2003, Commission File No. 0-25248)

4.1	Amended and Restated Memorandum of Association of Consolidated Water Co. Ltd., dated December 4, 1998 (incorporated by reference to the exhibit filed as part of our Form 20-F for the fiscal year ended December 31, 1998, Commission File No. 0-25248)

4.2	Amended and Restated Articles of Association of Consolidated Water Co. Ltd., dated August 11, 2004.

10.1	License Agreement, dated July 11, 1990, between Cayman Water Company Limited and the Government of the Cayman Islands (incorporated herein by reference to the exhibit filed as a part of our Form 20-F dated December 7, 1994, Commission File No. 0-25248)

10.2	First Amendment to License Agreement, dated September 18, 1990, between Cayman Water Company Limited and the Government of the Cayman Islands. (incorporated herein by reference to the exhibit filed as a part of our Form 20-F dated December 7, 1994, Commission File No. 0-25248)

10.3	Second Amendment to License Agreement, dated February 14, 1991 between Cayman Water Company Limited and the Government of the Cayman Islands. (incorporated herein by reference to the exhibit filed as a part of our Form 20-F dated December 7, 1994, Commission File No. 0-25248)

10.4	An Amendment to a License to Produce Potable Water, dated August 15, 2001, between Consolidated Water Co. Ltd. by the Government of the Cayman Islands (incorporated herein by reference to the exhibit filed as a part of our Form 10-K for the fiscal year ended December 31, 2001, Commission File No. 0-25248)

10.5	Fourth Amendment to a License to Produce Potable Water, dated February 1, 2003 between Consolidated Water Co. Ltd. by the Government of the Cayman Islands (incorporated herein by reference to the exhibit filed as a part of our Form 10-K for the fiscal year ended December 31, 2002, Commission File No. 0-25248)

10.6	Agreement, dated December 19, 2002, between Consolidated Water Co. Ltd. (formerly Cayman Water Company Limited) and Safe Haven Ltd. (incorporated herein by reference to the exhibit filed as a part of our Form 10-K for the fiscal year ended December 31, 2002, Commission File No. 0-25248)

10.9	Water Supply Agreement, dated December 18, 2000, between Consolidated Water Co. Ltd. and South Bimini International Ltd. (incorporated herein by reference to the exhibit filed as a part of our Form 10-K dated March 30, 2001, Commission File No. 0-25248)

10.10	Employment contract dated September 30, 2003 between Peter Ribbins and Consolidated Water Co. Ltd. (incorporated herein by reference to the exhibit filed as a part of our Form 10-K for the fiscal year ended December 31, 2003, Commission File No. 0-25248)

10.11	Employment contract dated December 5, 2003 between Jeffrey Parker and Consolidated Water Co. Ltd. (incorporated herein by reference to the exhibit filed as a part of our Form 10-K for the fiscal year ended December 31, 2003, Commission File No. 0-25248)

10.12	Employment contract dated December 5, 2003 between Frederick McTaggart and Consolidated Water Co. Ltd. (incorporated herein by reference to the exhibit filed as a part of our Form 10-K for the fiscal year ended December 31, 2003, Commission File No. 0-25248)

10.13	Specimen Service Agreement, between Cayman Water Company Limited and consumers (incorporated herein by reference to the exhibit filed as part of our Registration Statement on Form F-1 dated March 26, 1996)

10.14	Summary Share Grant Plan for Directors (incorporated herein by reference to the exhibit filed as part of our Registration Statement on Form F-2 dated May 17, 2000, Commission File No. 333-35356)

10.15	Employee Share Option Plan (incorporated herein by reference to the exhibit filed as a part of our Form 10-K for the fiscal year ended December 31, 2001, Commission File No. 0-25248)

10.16	Option Deed, dated August 6, 1997, between Cayman Water Company Limited and American Stock Transfer & Trust Company (incorporated herein by reference to the exhibit filed on our Form 6-K, dated August 7, 1997, Commission File No. 0-25248)

10.17	Purchase and Sale Agreement, dated December 10, 2001, between Consolidated Water Co. Ltd., Cayman Hotel and Golf Inc., Ellesmere Britannia Limited and Hyatt Britannia Corporation Ltd. (incorporated herein by reference to the exhibit filed as a part of our Form 10-K for the fiscal year ended December 31, 2001, Commission File No. 0-25248)

10.18	Agreement, dated February 1, 2002, between Consolidated Water Co. Ltd. and Cayman Hotel and Golf Inc. (incorporated herein by reference to the exhibit filed as a part of our Form 10-K for the fiscal year ended December 31, 2001, Commission File No. 0-25248)

10.19	Consulting Agreement, dated November 17, 1998, between Cayman Water Company Limited and R.J. Falkner & Company, Inc. (incorporated herein by reference to the exhibit filed as part of our Registration Statement on Form F-2 dated May 17, 2000, Commission File No. 333-35356)

10.20	Agreement, dated July 24, 1995, between Cayman Water Company Limited and Galleon Beach Resort Limited (incorporated herein by reference to the exhibit filed as part of our Registration Statement on Form F-2 dated May 17, 2000, Commission File No. 333-35356)

10.21	Agreement, dated February 9, 1994, between Cayman Water Company Limited and Widar Ltd. (incorporated herein by reference to the exhibit filed as part of our Registration Statement on Form F-2 dated May 17, 2000, Commission File No. 333-35356)

10.22	Lease of Part, dated October 13, 2000, between Consolidated Water Co. Ltd. and Colmar Ltd. (incorporated herein by reference to the exhibit filed as a part of our Form 10-K dated March 30, 2001, Commission File No. 0-25248)

10.23	Lease of Part, dated March 1, 2003, between Consolidated Water Co. Ltd. and Colmar Ltd. (incorporated herein by reference to the exhibit filed as a part of our Form 10-K for the fiscal year ended December 31, 2003, Commission File No. 0-25248)

10.24	Lease of Part, dated July 1, 2003, between Consolidated Water Co. Ltd. and Colmar Ltd. (incorporated herein by reference to the exhibit filed as a part of our Form 10-K for the fiscal year ended December 31, 2003, Commission File No. 0-25248)

10.25	Lease, dated December 10, 2001, between Cayman Hotel and Golf Inc. and Consolidated Water Co. Ltd. (incorporated herein by reference to the exhibit filed as a part of our Form 10-K for the fiscal year ended December 31, 2001, Commission File No. 0-25248)

10.26	Lease, dated April 27, 1993, signed July 18, 2001 between Government of Belize and Belize Water Limited (incorporated herein by reference to the exhibit filed as a part of our Form 10-K for the fiscal year ended December 31, 2001, Commission File No. 0-25248)

10.27	Amended lease, dated April 27, 1993, signed January 2, 2004 between Government of Belize and Belize Water Limited (incorporated herein by reference to the exhibit filed as a part of our Form 10-K for the fiscal year ended December 31, 2003, Commission File No. 0-25248)

10.28	Loan Agreement dated February 7, 2003 between Consolidated Water Co. Ltd. and Scotiabank (Cayman Islands) Ltd. (incorporated herein by reference to the exhibit filed as a part of our Form 8-K dated February 13, 2003, Commission File No. 0-25248)

10.29	Employment contract dated January 19, 2005 between Kenneth Crowley and Consolidated Water Co. Ltd. (incorporated herein by reference to the exhibit filed as a part of our Form 8-K dated January 14, 2005, Commission File No. 0-25248)

10.30	Employment contract dated January 18, 2005 between Gregory McTaggart and Consolidated Water Co. Ltd. (incorporated herein by reference to the exhibit filed as a part of our Form 8-K dated January 14, 2005, Commission File No. 0-25248)

10.31	Employment contract dated January 17, 2005 between Robert Morrison and Consolidated Water Co. Ltd. (incorporated herein by reference to the exhibit filed as a part of our Form 8-K dated January 14, 2005, Commission File No. 0-25248)

10.32	Employment contract dated January 14, 2005 between Gerard Pereira and Consolidated Water Co. Ltd. (incorporated herein by reference to the exhibit filed as a part of our Form 8-K dated January 14, 2005, Commission File No. 0-25248)

10.33	Employment contract dated February 1, 2005 between Brent Santha and Consolidated Water Co. Ltd. (incorporated herein by reference to the exhibit filed as a part of our Form 8-K dated January 14, 2005, Commission File No. 0-25248)

10.34	Employment contract dated April 1, 2005 between Joseph Pivinski and Consolidated Water Co. Ltd.

10.35	Distributorship Agreement dated September 24, 2002 between DWEER Technology Ltd. and DesalCo Limited (incorporated herein by reference to the exhibit filed as a part of our Form 10-K for the fiscal year ended December 31, 2002, Commission File No. 0-25248)

10.36	Amendment to the Distributorship Agreement dated September 24, 2002 between DWEER Technologies Ltd. and DesalCo Limited (incorporated herein by reference to the exhibit filed as a part of our Form 10-K for the fiscal year ended December 31, 2003, Commission File No. 0-25248)

10.37	Distributorship Agreement dated February 26, 2004 between Calder AG and DesalCo Limited (incorporated herein by reference to the exhibit filed as a part of our Form 10-K for the fiscal year ended December 31, 2003, Commission File No. 0-25248)

10.38	Employee share option notice letter dated May 26, 2003 between Abel Castillo and Consolidated Water Co. Ltd. (incorporated herein by reference to the exhibit filed as a part of our Form 10-K for the fiscal year ended December 31, 2003, Commission File No. 0-25248)

10.39	Employee share option notice letter dated May 26, 2003 between Billy Banker and Consolidated Water Co. Ltd. (incorporated herein by reference to the exhibit filed as a part of our Form 10-K for the fiscal year ended December 31, 2003, Commission File No. 0-25248)

10.40	Employee share option notice letter dated May 26, 2003 between Chet Ritch Consolidated Water Co. Ltd. (incorporated herein by reference to the exhibit filed as a part of our Form 10-K for the fiscal year ended December 31, 2003, Commission File No. 0-25248)

10.41	Employee share option notice letter dated May 26, 2003 between David Hooker and Consolidated Water Co. Ltd. (incorporated herein by reference to the exhibit filed as a part of our Form 10-K for the fiscal year ended December 31, 2003, Commission File No. 0-25248)

10.42	Employee share option notice letter dated May 26, 2003 between Elizabeth Triana and Consolidated Water Co. Ltd. (incorporated herein by reference to the exhibit filed as a part of our Form 10-K for the fiscal year ended December 31, 2003, Commission File No. 0-25248)

10.43	Employee share option notice letter dated May 26, 2003 between Helverth Rodriguez and Consolidated Water Co. Ltd. (incorporated herein by reference to the exhibit filed as a part of our Form 10-K for the fiscal year ended December 31, 2003, Commission File No. 0-25248)

10.44	Employee share option notice letter dated May 26, 2003 between Ivan Tabora and Consolidated Water Co. Ltd. (incorporated herein by reference to the exhibit filed as a part of our Form 10-K for the fiscal year ended December 31, 2003, Commission File No. 0-25248)

10.45	Employee share option notice letter dated May 26, 2003 between Luis Wood and Consolidated Water Co. Ltd. (incorporated herein by reference to the exhibit filed as a part of our Form 10-K for the fiscal year ended December 31, 2003, Commission File No. 0-25248)

10.46	Employee share option notice letter dated May 26, 2003 between Maggie Julier and Consolidated Water Co. Ltd. (incorporated herein by reference to the exhibit filed as a part of our Form 10-K for the fiscal year ended December 31, 2003, Commission File No. 0-25248)

10.47	Employee share option notice letter dated July 8, 2004 between Billy Banker and Consolidated Water Co. Ltd.

10.48	Employee share option notice letter dated July 8, 2004 between Chet Ritch Consolidated Water Co. Ltd.

10.49	Employee share option notice letter dated July 8, 2004 between David Hooker and Consolidated Water Co. Ltd.

10.50	Employee share option notice letter dated July 8, 2004 between Elizabeth Triana and Consolidated Water Co. Ltd.

10.51	Employee share option notice letter dated July 8, 2004 between Helverth Rodriguez and Consolidated Water Co. Ltd.

10.52	Employee share option notice letter dated July 8, 2004 between Ivan Tabora and Consolidated Water Co. Ltd.

10.53	Employee share option notice letter dated July 8, 2004 between Luis Wood and Consolidated Water Co. Ltd.

10.54	Employee share option notice letter dated July 8, 2004 between Maggie Julier and Consolidated Water Co. Ltd.

14	Code of Business Conduct and Ethics (incorporated herein by reference to the exhibit filed as a part of our Form 10-K for the fiscal year ended December 31, 2003, Commission File No. 0-25248)

21	Subsidiaries of the Registrant

23.1	Consent of KPMG — Consolidated Water Co. Ltd.

23.2	Consent of KPMG — Ocean Conversion (BVI) Ltd.

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Compensation Committee Charter (incorporated herein by reference to the exhibit filed as a part of our Form 10-K for the fiscal year ended December 31, 2003, Commission File No. 0-25248)

99.2	Audit Committee Charter (incorporated herein by reference to the exhibit filed as a part of our Form 10-K for the fiscal year ended December 31, 2003, Commission File No. 0-25248)

99.3	Nominations Committee Charter (incorporated herein by reference to the exhibit filed as a part of our Form 10-K for the fiscal year ended December 31, 2003, Commission File No. 0-25248)

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONSOLIDATED WATER CO. LTD.

`	By: /s/ Jeffrey M. Parker Jeffrey M. Parker Chairman of the Board of Directors

Dated: April 26, 2005

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signature	Title	Date
By:	/s/ Jeffrey M. Parker	Chairman of the

	Jeffrey M. Parker	Board of Directors	April 26, 2005

By:	/s/ Frederick W. McTaggart	Director, Chief Executive

	Frederick W. McTaggart	Officer and President(Principal
		Executive Officer)	April 26, 2005

By:	/s/ Brent J. Santha	Chief Financial Officer (Principal

	Brent J. Santha	Financial and Accounting Officer)	April 26, 2005

By:	/s/ J. Bruce Bugg, Jr.

	J. Bruce Bugg, Jr.	Director	April 26, 2005

By:	/s/ William T. Andrews

	William T. Andrews	Director	April 26, 2005

By:	/s/ Brian E. Butler

	Brian E. Butler	Director	April 26, 2005

By:	/s/ Steven A. Carr

	Steven A. Carr	Director	April 26, 2005

By:	/s/ Richard L. Finlay

	Richard L. Finlay	Director	April 26, 2005

By:	/s/ Clarence B. Flowers, Jr.

	Clarence B. Flowers, Jr.	Director	April 26, 2005

By:	/s/ Wilmer Pergande

	Wilmer Pergande	Director	April 26, 2005

By:	/s/ David Sasnett

	David Sasnett	Director	April 26, 2005

By:	/s/ Raymond Whittaker

	Raymond Whittaker	Director	April 26, 2005

By:	/s/ Carson K. Ebanks

	Carson K. Ebanks	Director	April 26, 2005

CONSOLIDATED WATER CO. LTD.

INDEX TO EXHIBITS FILED WITH 10-K

4.2	Amended and Restated Articles of Association of Consolidated Water Co. Ltd., dated August 11, 2004.

10.34	Employment contract dated April 1, 2005 between Joseph Pivinski and Consolidated Water Co. Ltd

10.47	Employee share option notice letter dated July 8, 2004 between Billy Banker and Consolidated Water Co. Ltd.

10.48	Employee share option notice letter dated July 8, 2004 between Chet Ritch Consolidated Water Co. Ltd.

10.49	Employee share option notice letter dated July 8, 2004 between David Hooker and Consolidated Water Co. Ltd.

10.50	Employee share option notice letter dated July 8, 2004 between Elizabeth Triana and Consolidated Water Co. Ltd.

10.51	Employee share option notice letter dated July 8, 2004 between Helverth Rodriguez and Consolidated Water Co. Ltd.

10.52	Employee share option notice letter dated July 8, 2004 between Ivan Tabora and Consolidated Water Co. Ltd.

10.53	Employee share option notice letter dated July 8, 2004 between Luis Wood and Consolidated Water Co. Ltd.

10.54	Employee share option notice letter dated July 8, 2004 between Maggie Julier and Consolidated Water Co. Ltd.

21	Subsidiaries of the Registrant.

23.1	Consent of KPMG — Consolidated Water Co. Ltd.

23.2	Consent of KPMG — Ocean Conversion (BVI) Ltd.

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, Section 906 of the Sarbanes-Oxley Act of 2002