Form 10-Q
period 2005-03-31
CONSOLIDATED WATER CO LTD
filed 2005-05-10
CIK 928340

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the quarterly period ended March 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the transaction period from _______________ to _______________

Commission File Number: 0-25248

CONSOLIDATED WATER CO. LTD.

(Exact name of Registrant as specified in its charter)

CAYMAN ISLANDS	N/A

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Regatta Office Park Windward Three, 4th Floor West Bay Road P.O. Box 1114 GT Grand Cayman, Cayman Islands	N/A

(Address of principal executive offices)	(Zip Code)

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

      Yes   ☒   No    ☐

As at April 28, 2005, there were 5,861,062 of the registrant’s common shares of common stock, with US$ 1.20 par value, outstanding.

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

The British Virgin Islands’ currency is the U.S.$.

Forward-Looking Statements

We discuss in this Form 10-Q for Consolidated Water Co. Ltd. (the “Company”) matters which are not historical facts, but which are “forward-looking statements.” We intend these forward-looking statements to qualify for safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, but are not limited to, our future plans, objectives, expectations and events, assumptions and estimates about our company and our industry in general.

The forward-looking statements in this Form 10-Q reflect what we currently anticipate will happen. What actually happens could differ materially from what we currently anticipate will happen. We are not promising to make any public announcement when we think forward looking statements in this Form 10-Q are no longer accurate whether as a result of new information, what actually happens in the future or for any other reason.

Important matters that may affect what will actually happen include, but are not limited to: tourism and weather conditions in the areas we service; our ability to manage, integrate and realize the benefits from our acquisitions; scheduled new construction within our operating areas; the economies of the U.S. and the areas we service; regulatory matters; availability of capital to repay a substantial portion of our bank debt and for expansion of our operations, and other risks described in the Company’s other reports filed with the Securities and Exchange Commission. By making these forward-looking statements, the Company undertakes no obligation to update these statements for revisions or changes after the date of this Form 10-Q.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

CONSOLIDATED WATER CO. LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Expressed in United States Dollars)

	March 31,	December 31,
	2005	2004
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$8,629,580	$9,216,908
Accounts receivable	5,893,972	4,879,410
Insurance claim receivable	—	1,932,905
Inventory	2,150,694	1,629,348
Prepaid expenses and other assets	489,860	625,563
Current portion of loans receivable	813,652	924,020

Total current assets	17,977,758	19,208,154

Loans receivable	2,102,238	2,270,326
Property, plant and equipment, net	29,886,339	28,861,402
Other assets	401,782	424,564
Investments in affiliates	11,602,704	11,070,848
Intangible assets	5,188,911	5,421,381
Goodwill	3,568,374	3,568,374

Total assets	$70,728,106	$70,825,049

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Dividends payable	$795,872	$783,854
Accounts payable and other liabilities	2,652,820	3,860,511
Current portion of long term debt	3,733,144	3,733,144

Total current liabilities	7,181,836	8,377,509

Long term debt	12,042,671	12,856,226
Security deposits and other liabilities	357,957	357,957
Minority interest in Waterfields Company Limited	863,388	861,463

Total liabilities	20,445,852	22,453,155

Stockholders’ equity
Redeemable preferred stock, $1.20 par value. Authorized 100,000 shares; issued and outstanding 11,830 shares at March 31, 2005
and 13,921 shares at December 31, 2004	14,196	16,705
Class A common stock, $1.20 par value. Authorized 9,840,000
shares; issued and outstanding 5,861,062 shares at March 31,
2005 and 5,753,485 shares at December 31, 2004	7,033,274	6,904,183
Class B common stock, $1.20 par value. Authorized 60,000 shares;
issued and outstanding nil shares at March 31, 2005 and nil
shares at December 31, 2004	—	—
Stock and options earned but not issued	66,934	20,746
Additional paid-in capital	28,320,189	27,281,728
Retained earnings	14,847,661	14,148,532

Total stockholders’ equity	50,282,254	48,371,894

Total liabilities and stockholders’ equity	$70,728,106	$70,825,049

The accompanying information and notes are an
integral part of these condensed consolidated financial statements.

CONSOLIDATED WATER CO. LTD.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
 (Expressed in United States Dollars)

	Three Months	Three Months
	Ended March 31,	Ended March 31,
	2005	2004
Retail water sales	$3,131,728	$3,575,076
Bulk water sales	2,695,301	2,508,179
Service revenue	230,456	254,442

Total revenue	6,057,485	6,337,697

Retail cost of sales	(1,255,117)	(1,370,282)
Bulk cost of sales	(2,259,324)	(1,916,058)
Service cost of sales	(145,184)	(144,134)

Total cost of sales	(3,659,625)	(3,430,474)

Gross profit	2,397,860	2,907,223

General and administrative expense	(1,423,803)	(1,080,159)

Income from operations	974,057	1,827,064

Other income (expense):
Interest income	14,317	17,783
Interest expense	(186,674)	(162,295)
Other income	196,469	83,708
Equity in earnings of affiliate	354,408	199,595

	378,520	138,791

Net income before income taxes and minority interest	1,352,577	1,965,855

Income tax benefit (expense)	23,399	(13,006)
Minority interest	(1,925)	(28,927)

Net Income	$1,374,051	$1,923,922

Basic earnings per share	$0.24	$0.34

Diluted earnings per share	$0.23	$0.33

Dividends declared per share	$0.115	$0.115

Weighted average number of common stock used in the
determination of:

Basic earnings per share	5,776,058	5,699,609

Diluted earnings per share	5,959,758	5,828,890

The accompanying information and notes are an
integral part of these condensed consolidated financial statements.

CONSOLIDATED WATER CO. LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
 (Expressed in United States Dollars)

	Three Months	Three Months
	Ended March 31,	Ended March 31,
	2005	2004
Net cash flows provided by operating activities	$989,300	$1,684,292

Cash flows provided by (used in) investing activities
Purchase of property, plant and equipment	(1,522,091)	(384,908)
Collections from loans receivable	278,456	272,456
Receipt of income from affiliate	—	227,250

Net cash provided by (used in) investing activities	(1,243,635)	114,798

Cash flows provided by (used in) financing activities
Dividends paid	(662,905)	(602,532)
Proceeds from issuance of common stock	1,143,468	422,145
Principal payments of long term debt	(813,556)	(890,658)

Net cash (used in) financing activities	(332,993)	(1,071,045)

Net increase (decrease) in cash and cash equivalents	(587,328)	728,045

Cash and cash equivalents at beginning of period	9,216,908	8,236,924

Cash and cash equivalents at end of period	$8,629,580	$8,964,969

Interest paid in cash	$161,037	$132,209
Interest received in cash	$15,804	$17,783

The accompanying information and notes are an
integral part of these condensed consolidated financial statements.

CONSOLIDATED WATER CO. LTD.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Presentation of Financial Information

The accompanying unaudited Condensed Consolidated Financial Statements were prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of financial condition, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. All adjustments that are, in the opinion of management, of a normal recurring nature and are necessary for a fair presentation of the interim financial statements have been included. The results of operations for the period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

The accompanying consolidated financial statements of the Company should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10–K for the year ended December 31, 2004.

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

3. Stock Based Compensation

The Company issues stock under incentive plans that form part of employees and non-executive directors’ remuneration. The Company also grants options to purchase common shares as part of remuneration for certain long-serving employees and certain management employees.

During the year ended December 31, 2003, the option plan for certain management employees was amended as part of renegotiations of employee contracts. The amended contracts terminated the stock option plans for all years commencing from January 1, 2004. Options issued prior to January 1, 2004 are still in place.

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

CONSOLIDATED WATER CO. LTD.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3. Stock Based Compensation (continued)

The following table illustrates the effect on net income if the fair-value-based method had been applied to all outstanding and unvested awards in each period:

	Three Months	Three Months
	Ended March 31,	Ended March 31,
	2005	2004
Net income, as reported	$1,374,051	$1,923,922

Add: Stock-based compensation expense included in
reported net income	67,765	33,078

Deduct: Total stock-based compensation expense
determined under fair value based method for all awards	(77,578)	(45,559)

Pro forma net income	$1,364,238	$1,911,441

Earnings per share
Basic – as reported	$0.24	$0.34

Basic – pro forma	$0.24	$0.34

Diluted – as reported	$0.23	$0.33

Diluted – pro forma	$0.23	$0.33

The intrinsic value of stock based compensation is recorded in stockholders’ equity and is expensed to the condensed consolidated statements of income based on the vesting period of the options. On exercise of options, proceeds up to the par value of the stock issued are credited to common share capital; any proceeds in excess of the par value of the stock issued are credited to additional paid in capital in the period in which the options are exercised. Options that expire without exercise are also credited to additional paid in capital in the period in which the option expired.

4. Segment Information

Under Statement of Financial Accounting Standards No. 131, “Disclosure about Segments of an Enterprise and Related Information”, management considers; (i) the operations to supply water to retail customers, (ii) the operations to supply water to bulk customers, and (iii) the provision of engineering and management services as separate business segments.

Included in the Bulk segment is the proportional share of results of operations and property, plant and equipment of Ocean Conversion (BVI) Ltd. An adjustment has been made in Reconciling Items to adjust the Company’s interest in its investment under the equity method of accounting.

Also included in Reconciling Items are corporate expenses that do not directly relate to any specific operating segment.

CONSOLIDATED WATER CO. LTD.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

4. Segment Information (continued)

As at March 31 and for the three months then ended
	Retail		Bulk		Services		Reconciling Items		Total
	2005	2004	2005	2004	2005	2004	2005	2004	2005	2004
Revenue	3,131,728	3,575,076	3,529,258	3,123,886	230,456	254,442	(833,957)	(615,707)	6,057,485	6,337,697
Cost of sales	1,255,117	1,370,282	2,550,094	2,181,734	145,184	144,134	(290,770)	(265,676)	3,659,625	3,430,474

Net income	605,979	1,316,533	573,285	526,701	73,548	68,026	121,239	12,662	1,374,051	1,923,922

Property, plant and equipment	19,512,400	19,664,606	11,889,890	11,751,540	273,435	17,521	(1,789,386)	(2,012,656)	29,886,339	29,421,011

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

The following summarizes information related to the computation of basic and diluted earnings per share for the three-month period ended March 31, 2005 and 2004.

	Three Months Ended
	March 31,
	2005	2004
Net income	$1,374,051	$1,923,922

Less:
Dividends paid and earnings attributable on preferred shares	(1,372)	(1,562)

Net income available to holders of common shares in the
determination of basic earnings per common share	$1,372,679	$1,922,360

Weighted average number of common shares in the determination of
basic earnings per common share	5,776,058	5,699,609

Plus:
Weighted average number of preferred shares outstanding during the
period	13,373	13,585

Potential dilutive effect of unexercised options	170,327	115,696

Weighted average number of shares used for determining diluted
earnings per common share	5,959,758	5,828,890

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Our objective is to provide water services in areas where the supply of potable water is scarce and where the use of reverse osmosis (“RO”) technology to produce potable water is economically feasible.

In our Retail operations, sales decreased due to continued impact of reduced tourist arrivals resulting from the effects of Hurricane Ivan.

In our Bulk operations, sales increased primarily due to higher demand for water for domestic consumption by our Cayman customers. The Waterfields operation had increased demand but was negatively impacted by price adjustments relating to production shortfalls caused by continued fouling of the RO membrane elements. These price adjustments reduced our sales, and significantly higher energy costs increased our cost to desalinate water.

Earnings from our equity affiliate in the British Virgin Islands increased because of greater sales after our affiliate’s customer made significant repairs to its distribution system in mid 2004 which has since increased water deliveries.

In our Service operation, sales were reduced due to fewer construction projects.

We intend to expand revenues by developing new business opportunities both within our current service areas and in new areas. We also intend to maintain our operating efficiencies by executing our equipment maintenance and water loss mitigation programs. We believe that many Caribbean basin and adjacent countries, being water scarce, present opportunities for operation of our plants in limited regulatory environments, which are less restrictive than the highly regulated markets of North America.

Our business operations and activities are conducted in five countries: the Cayman Islands, Belize, Barbados, the British Virgin Islands and the Bahamas.

Critical Accounting Policies

The preparation of our consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to trade accounts receivable, goodwill and other intangible assets. Our company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that may not be readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies are the most important to the portrayal of our financial condition and results and require management’s more significant judgments and estimates in the preparation of these condensed consolidated financial statements.

     Trade accounts receivable: We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make payments. Management continuously evaluates the collectibility of accounts receivable and records allowances based on estimates of the level of actual write-offs that might be experienced. These estimates are based on, among other things, comparisons of the relative age of accounts and consideration of actual write-off history.

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

Revenue

Revenue is comprised of retail water sales to individual customers, bulk water sales to large commercial and municipal customers and fees for management and engineering services.

Expenses

Expenses include cost of sales (“direct expenses’’) and general and administrative expense (“indirect expenses”). Direct expenses include royalty payments, electricity and chemicals expenses, production equipment and facility depreciation costs, equipment maintenance expenses, operational staff costs and the amortization of intangible assets. Indirect expenses consist primarily of salaries and employee benefits for administrative personnel, stock compensation expenses, office lease payments, depreciation on fixed assets used for administrative purposes and professional fees.

There are no income taxes in the Cayman Islands, and we are currently exempt from taxes in the British Virgin Islands and Belize. We pay an annual business license fee in the Bahamas. We pay income tax in Barbados.

Results of Operations

Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004

Revenue

Total revenue decreased by 4.4% from $6,337,697 to $6,057,485 for the three months ended March 31, 2005 when compared to the same period in 2004.

Revenue from our retail water (“Retail”) operations decreased by 12.4% from $3,575,076 to $3,131,728 for the three months ended March 31, 2005 when compared to the same period in 2004. This decrease was due to the continued impact of decreased demand for water due to reduced tourist arrivals resulting from the effects of Hurricane Ivan. Efforts to rebuild are continuing at a rapid pace but a number of hotels and condominiums within our Cayman market have not yet reopened and new construction projects are still experiencing problems due to labour shortages and delayed material deliveries. Until tourism returns to pre-hurricane levels in the Cayman market, we expect revenues from Retail to continue to be lower than revenues reported for prior year comparable periods.

Revenue from our bulk water (“Bulk”) operations increased by 7.5% from $2,508,179 to $2,695,301 for the three months ended March 31, 2005, when compared to the same period in 2004. This increase was primarily due to additional consumption by our customer (Water Authority-Cayman) in our Ocean Conversion (Cayman) Limited operations and was somewhat offset by lower net sales in our Waterfields operation. The latter continues to incur pricing adjustments related to reduced deliveries associated with the fouling of RO membrane elements. We are in the process of remediating this problem and in the second quarter ordered containerized desalination units to temporarily supplement production capacity until a permanent solution to the fouling to the RO membrane elements is effected.

Revenue from services (“Services”) operations decreased by 9.4% from $254,442 to $230,456 for the three months ended March 31, 2005 when compared to the same period in 2004. This decrease was due to fewer construction projects, which resulted in a reduction in engineering fees that are charged on labour and material costs associated with these projects. We expect this segment to improve after we commence work on two planned engineering and construction projects in the second quarter of 2005.

Cost of Sales

Total cost of sales increased by 6.7% from $3,430,474 to $3,659,625 for the three months ended March 31, 2005 when compared to the same period in 2004 for the reasons explained below.

Cost of sales of Retail decreased by 8.4% from $1,370,282 to $1,255,117 for the three months ended March 31, 2005 when compared to the same period in 2004 primarily due to a decrease in variable costs associated with the 12.4% reduction in revenue.

Cost of sales of Bulk increased by 17.9% from $1,916,058 to $2,259,324 for the three months ended March 31, 2005 when compared to the same period in 2004 primarily due to additional variable costs associated with increased deliveries and reduced production in our Waterfields operation due to RO membrane element fouling.

Cost of sales from Services increased by $1,050 (0.7%) for the three months ended March 31, 2005 when compared to the same period in 2004 despite a decrease of 9.4% in sales. This was the result of increased idle time and non-billable labour costs associated with a reduced level of projects.

Gross Profit

The gross profit margin decreased from 45.9% to 39.6% for the three months ended March 31, 2005 when compared to the same period in 2004, for the reasons explained above.

General and Administrative Expense

Total general and administrative expense (“G&A”) increased by $343,644 (31.8%) from $1,080,159 to $1,423,803 for the three months ended March 31, 2005 when compared to the same period in 2004. G&A was 17.0% and 23.5% of total revenue for the three months ended March 31, 2004 and 2005, respectively.

G&A for Retail increased by $386,162 (42.9%) from $900,715 to $1,286,877 for the three months ended March 31, 2005 when compared to the same period in 2004 primarily due to additional unanticipated audit, accounting and legal fees related to the Sarbanes-Oxley internal control review and certification process. Our policy is and has been to allocate all corporate G&A to Retail.

G&A expense for Bulk decreased by $44,228 (25.9%) from $170,892 to $126,664 for the three months ended March 31, 2005 when compared to the same period in 2004 due to general non-specific administrative cost reductions in all of our operations.

The change in G&A expense for Services for the three months ended March 31, 2005 when compared to the same period in 2004 was negligible.

Other Income (Expense)

Total other income increased by 172.7% from $138,791 to $378,520 for the three months ended March 31, 2005 when compared to the same period in 2004. This increase was primarily the result of an increase in both profit sharing and equity income from the investment in Ocean Conversion (BVI) Ltd. (“OCBVI”). OCBVI has benefited since August 2004 from significant repairs made by the customer to their distribution system.

Net Income

As a result of factors described above, net income decreased by 28.6% from $1,923,922 to $1,374,051 for the three months ended March 31, 2005 when compared to the same period in 2004.

Liquidity and Capital Resources

Overview

For the three months ended March 31, 2005, we generated cash from the exercise of options by management, from all of our business segment operations, from the collection of loans receivable and from an insurance claim payment. We used cash for various capital expenditures related to our Cayman Island, Belize and Bahamas operations.

Cash flow is dependent upon the timely receipt of customer payments, operating expenses, the timeliness and adequacy of rate increases (excluding automatic adjustments to our rates for inflation and electricity costs), and various factors affecting tourism in the areas we operate such as weather conditions and the world economy. We use cash to fund our various business segments in the Cayman Islands, Belize, the

Bahamas, and Barbados, to fund capital projects, to expand our infrastructure, to pay dividends, to repay borrowings, to repurchase our shares when appropriate and to take advantage of new investment opportunities which expand operations.

Operating Activities

Cash generated from operating activities for the three-months ended March 31, 2004 and 2005 was $1,684,292 and $989,300, respectively. We generate cash through the utilization of our existing plants, equipment and resources in all segments of the business.

In the three-months ended March 31, 2005, we also generated cash from the collection of a payment from our insurance claim. Additionally, after Hurricane Ivan struck in September 2004, some of our customers suffered damage to their commercial and residential premises, which caused metered water to be lost within these premises. We did not begin our normal monthly disconnection procedures until January 2005 and consequently, the Cayman Islands Retail receivables were unusually high at quarter end. We have been working with customers to settle outstanding accounts and an adequate provision has been made in our financial statements for amounts we believe to be uncollectible.

Investing Activities

Cash provided by investing activities during the three months ended March 31, 2004 was $114,798 while cash used in investing activities during the three months ended March 31, 2005 was $1,243,635. During the three-months ended March 31, 2005, our investing activities primarily consisted of expenditures for new property, plant and equipment to replace equipment destroyed by Hurricane Ivan, a new water storage tank in Belize, the Blue Hills plant in the Bahamas and a deposit on two containerized RO desalination plants to be used at our existing Bahamas plant.

Financing Activities

Cash used in financing activities during the three months ended March 31, 2004 and 2005 was $1,071,045 and $332,993, respectively. During the three months ended March 31, 2005 our primary financing activity was the receipt of an additional $1,143,468 from the issuance of shares though the exercise of stock options by certain members of management.

Material Commitments for Capital Expenditures and Contingencies

At March 31, 2005, we had committed approximately $1.2 million for capital expenditures related to various projects, in various stages of completion, in all of our operations. This includes $850,000 for the purchase of two containerized RO desalination plants to be utilized at the existing Bahamas plant.

On April 11, 2005, the Company through Waterfields Company Limited accepted the terms set forth in the letter of acceptance with the Water and Sewerage Corporation (“WSC”) of the Bahamas relating to the construction of the Blue Hills Plant and as part of its agreement with WSC, the Company is required to provide engineering services and equipment to reduce the amount of water that is lost throughout WSC’s pipeline distribution system on New Providence. The Company will commit approximately $22.0 million for these projects.

As of March 31, 2005, we have an outstanding balance of $14,285,714 on our Scotiabank loan facilities. We are required to make monthly payments of interest for all borrowings under the revolving line of credit and quarterly payments of interest for all amounts drawn down under the two term loans. We are obligated to make 28 equal quarterly payments of principal under the seven-year term loan.

We have collateralized all borrowings under the three loan facilities by providing Scotiabank with a first lien on all of our assets, including the capital stock of subsidiaries and the investment in equity we acquired.

The loan agreement for the three facilities contains standard terms and conditions for similar bank loans made in the Cayman Islands, including acceleration of the repayment of all borrowings upon the demand of Scotiabank (Cayman Islands) Ltd. in the event of default.

We have guaranteed to Scotiabank 50% of the Ocean Conversion (BVI) Ltd. loan of $505,000. This loan is repayable in 6 equal semi-annual installments of $125,000 with the balance of principal due May 31, 2006, bearing interest at 3-month LIBOR plus 1.5%.

As a result of our acquisition of interests in Waterfields Company Limited, we guaranteed the performance of Waterfields Company Limited to the Water & Sewerage Corporation of the Bahamas in relation to the water supply contract between the two parties.

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

Dividends

On January 31, 2005, we paid a dividend of $0.115 to shareholders of record on December 31, 2004, and on April 30, 2005, we paid a dividend of $0.115 to shareholders of record on March 31, 2005. We have consistently paid dividends to owners of our common and redeemable preferred shares since we began declaring dividends in 1985. Our Board of Directors has established a policy, but not a binding obligation, that we will seek to maintain a dividend payout ratio in the range of 50% to 60% of net income. This policy is subject to modification by our Board of Directors. Our payment of any future cash dividends, however, will depend upon our earnings, financial condition, capital demand and other factors, including the condition in our loan agreement with Scotiabank (Cayman Islands) Ltd. that dividends be paid only from current cash flows.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Credit Risk

We are not exposed to significant credit risk on retail customer accounts in the Cayman Islands and Bimini, Bahamas, as our policy is to cease supply of water to customers whose accounts are more than 45 days overdue. Our main exposure to credit risk is from our bulk water sales customers in Belize, the

Bahamas, the British Virgin Islands, Barbados and the Cayman Islands. In addition, the entire balance of our loan receivable is with one Bulk water customer, Water Authority-Cayman.

Interest Rate Risk

As of March 31, 2005, we had loans outstanding totaling $15,775,815, all of which bear interest at various lending rates such as LIBOR, Cayman Island’s Prime Rate or the Nassau Prime Lending Rate. We are subject to interest rate risk to the extent that any of these rates change.

Foreign Exchange Risk

All of our foreign currencies have fixed exchange rates to the U.S. dollar. If any of these fixed exchange rates become a floating exchange rate, however, our results of operation could be adversely affected.

Item 4. Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report, the Company’s management conducted an evaluation with the participation of the Company’s Chief Executive Officer and Chief Financial Officer (collectively, the “Certifying Officers”) regarding the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules13a-15(e) and 15d-15(e) under the Exchange Act).

Based on this evaluation of these controls and procedures and the material weakness in the Company’s internal control over financial reporting described in the Company’s Form 10-K (the “Form 10-K”) for the fiscal year ended December 31, 2004, the Chief Executive Officer and Chief Financial Officer conclude that the Company’s disclosure controls and procedures were ineffective as of March 31, 2005.

The Certifying Officers also have indicated that there were no significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) and that the corrective actions described in the Company’s Form 10-K for the fiscal year ended December 31, 2004 have not yet remediated the material weakness in the Company’s internal control over financial reporting described in such Form 10-K.

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

PART II — OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

On March 13, 2005, we issued 56,153 common shares to two of our executive officers, pursuant to the exercise of stock options. The aggregate exercise price of the options was $608,698. The issuance of the shares was exempt from registration under Regulation S promulgated under the Securities Act of 1933 because the shares were offered and sold outside of the United States to non-US persons (as defined in Regulation S). Proceeds of the transaction were used for general corporate purposes.

Also, on March 13, 2005, we issued 49,333 common shares to two other executive officers, pursuant to the exercise of stock options. The aggregate exercise price of the options was $534,770. The issuance of the shares was exempt from registration under Section 4(2) of the Securities Act of 1933 because the executive officers have knowledge of all material information relating to us. Proceeds of the transaction were used for general corporate purposes.

On March 8th and 17th, 2005 we converted a total of 2,091 shares of vested redeemable preferred stock for an equal number of common shares under our Employee Share Incentive Plan. The issuance of the common shares was exempt from registration under Regulation S promulgated under the Securities Act of 1933 (the “1933 Act”) because the common shares were issued outside of the United States to non-U.S. persons (as defined in Regulation S) upon conversion of the redeemable preferred stock.

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

Dated: May 10, 2005