Form 10-Q
period 2005-06-30
CONSOLIDATED WATER CO LTD
filed 2005-08-09
CIK 928340

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
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
     Yes ☒ No ☐
As at July 25, 2005, there were 5,865,744 of the registrant’s common shares of common stock, with US$ 1.20 par value, outstanding.

EXCHANGE RATES
Unless otherwise indicated, all dollar amounts are in United States Dollars and references to “$”, “U.S.”, or “U.S. $” are to United States Dollars.
The official fixed exchange rate for conversion of CI$ into U.S. $, as determined by the Cayman Islands Monetary Authority, has been fixed since April 1974 at U.S. $1.20 per CI$1.00.
The official fixed exchange rate for conversion of BZE$ into U.S. $, as determined by the Central Bank of Belize, has been fixed since 1976 at U.S. $ 0.50 per BZE$ 1.00.
The official fixed exchange rate for conversion of BAH$ into U.S. $, as determined by the Central Bank of The Bahamas, has been fixed since 1973 at U.S. $1.00 per BAH $1.00.
The official fixed exchange rate for conversation of BDS$ into U.S. $ as determined by the Central Bank of Barbados has been fixed since 1975 at U.S. $ 0.50 = BDS$ 1.00.
The British Virgin Islands’ currency is the U.S. $.

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
Important matters that may affect what will actually happen include, but are not limited to: tourism and weather conditions in the areas we service; scheduled new construction within our operating areas; continuing efforts to rebuild the Cayman Islands as a result of the damage caused by Hurricane Ivan; the economies of the U.S. and the areas we service; regulatory matters; availability of capital to repay a substantial portion of our bank debt and for expansion of our operations and other risks described in the Company’s other reports filed with the Securities and Exchange Commission. By making these forward-looking statements, the Company undertakes no obligation to update these statements for revisions or changes after the date of this Form 10-Q.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
CONSOLIDATED WATER CO. LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Expressed in United States Dollars)

	June 30,	December 31,
	2005	2004
	(unaudited)
ASSETS

Current assets
Cash and cash equivalents	$8,052,519	$9,216,908
Accounts receivable	4,613,383	4,879,410
Insurance claim receivable	—	1,932,905
Inventory	1,803,470	1,629,348
Prepaid expenses and other assets	2,137,475	625,563
Current portion of loans receivable	766,316	924,020

Total current assets	17,373,163	19,208,154
Loans receivable, including $800,000 due from affiliate	2,747,059	2,270,326
Property, plant and equipment, net	31,732,630	28,861,402
Other assets	378,999	424,564
Investments in affiliates	10,922,389	11,070,848
Intangible assets	4,956,441	5,421,381
Goodwill	3,568,374	3,568,374

Total assets	$71,679,055	$70,825,049

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Dividends payable	$825,745	$783,854
Accounts payable and other liabilities	3,633,439	3,860,511
Current portion of long term debt	3,721,144	3,733,144

Total current liabilities	8,180,328	8,377,509

Long term debt	11,000,641	12,856,226
Security deposits and other liabilities	357,957	357,957
Minority interest in Waterfields Company Limited	867,296	861,463

Total liabilities	20,406,222	22,453,155

Stockholders’ equity
Redeemable preferred stock, $1.20 par value. Authorized 100,000 shares; issued and outstanding 11,830 shares as at June 30, 2005 and 13,921 shares at as December 31, 2004	14,196	16,705
Class A common stock, $1.20 par value. Authorized 9,840,000 shares; issued and outstanding 5,865,744 shares as at June 30, 2005 and 5,753,485 shares at as December 31, 2004	7,038,893	6,904,183
Class B common stock, $1.20 par value. Authorized 60,000 shares	—	—
Stock and options earned but not issued	114,387	20,746
Additional paid-in capital	28,481,185	27,281,728
Retained earnings	15,624,172	14,148,532

Total stockholders’ equity	51,272,833	48,371,894

Total liabilities and stockholders’ equity	$71,679,055	$70,825,049

The accompanying information and notes are an integral part of these condensed consolidated financial statements.

CONSOLIDATED WATER CO. LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(Expressed in United States Dollars)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Retail water sales	$3,411,605	$3,536,311	$6,543,334	$7,111,387
Bulk water sales	2,870,593	2,655,693	5,565,894	5,163,872
Service revenue	270,670	217,360	501,126	471,802

Total revenue	6,552,868	6,409,364	12,610,354	12,747,061

Retail cost of sales	1,297,694	1,420,869	2,552,811	2,791,151
Bulk cost of sales	2,316,463	1,978,442	4,575,787	3,894,501
Service cost of sales	156,482	160,508	301,666	305,117

Total cost of sales	3,770,639	3,559,819	7,430,264	6,990,769

Gross profit	2,782,229	2,849,545	5,180,090	5,756,292

General and administrative expense	1,519,974	1,376,510	2,943,778	2,473,198

Income from operations	1,262,255	1,473,035	2,236,312	3,283,094

Other income (expense):
Interest income	18,478	22,646	36,235	40,429
Interest expense	(268,151)	(157,123)	(446,480)	(319,418)
Other income	116,165	142,214	300,849	242,922
Equity in earnings of affiliate	363,530	306,518	717,938	506,113

	230,022	314,255	608,542	470,046

Net income before income taxes and minority interest	1,492,277	1,787,290	2,844,854	3,753,140

Income tax benefit (expense)	(7,010)	(1,169)	16,389	(14,174)
Minority Interest	(3,908)	(22,081)	(5,833)	(51,008)

Net income	$1,481,359	$1,764,040	$2,855,410	$3,687,958

Basic earnings per common share	$0.25	$0.31	$0.49	$0.64

Diluted earnings per common share	$0.25	$0.30	$0.48	$0.63

Dividends declared per common share	$0.12	$0.115	$0.235	$0.23

Weighted average number of common shares used in the determination of:

Basic earnings per share	5,862,914	5,747,044	5,819,851	5,723,327

Diluted earnings per share	6,011,642	5,870,984	5,986,928	5,847,552

The accompanying information and notes are an integral part of these condensed consolidated financial statements.

CONSOLIDATED WATER CO. LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Expressed in United States Dollars)

	Six Months	Six Months
	Ended June 30,	Ended June 30,
	2005	2004
Net cash flows provided by operating activities	$3,966,580	$3,509,382

Cash flows provided by (used in) investing activities

Purchase of property, plant and equipment	(3,886,193)	(1,164,396)
Receipt of income from affiliate	1,136,250	227,250
Loan to affiliate	(800,000)	—
Collections from loans receivable	480,971	546,385

Net cash used in investing activities	(3,068,972)	(390,761)

Cash flows provided by (used in) financing activities

Dividends paid	(1,337,879)	(1,226,139)
Proceeds from issuance of common stock	1,143,468	422,145
Principal payments of long term debt	(1,867,586)	(1,941,752)

Net cash used in financing activities	(2,061,997)	(2,745,746)

Net increase (decrease) in cash and cash equivalents	(1,164,389)	372,875

Cash and cash equivalents at beginning of period	9,216,908	8,236,924

Cash and cash equivalents at end of period	$8,052,519	$8,609,799

Interest paid in cash	$339,518	$273,469

Interest received in cash	$34,034	$40,429

The accompanying information and notes are an integral part of these condensed consolidated financial statements.

CONSOLIDATED WATER CO. LTD.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1. Presentation of Financial Information
The accompanying unaudited condensed consolidated financial statements were prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of financial condition, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. All adjustments that are, in the opinion of management, of a normal recurring nature and are necessary for a fair presentation of the interim financial statements have been included. The results of operations for the periods ended June 30, 2005 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.
The accompanying condensed consolidated financial statements of the Company should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10–K for the year ended December 31, 2004.
2. Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements include the accounts of the Company’s wholly-owned subsidiaries Aquilex, Inc., Cayman Water Company Limited, Belize Water Limited, Ocean Conversion (Cayman) Limited, DesalCo Limited, DesalCo (Barbados) Ltd., and its majority owned subsidiary Waterfields Company Limited. All intercompany balances and transactions have been eliminated in consolidation.
3. Stock Based Compensation
The Company issues stock under incentive plans that form part of employees and non-executive directors’ remuneration. The Company also grants options to purchase common shares as part of remuneration for certain long-serving employees and management employees.
In 2003, the Company amended the stock option plans for certain management employees in connection with negotiation of employee contracts. The amended employee contracts terminate the stock option plans effective January 1, 2004. The stock options issued prior to January 1, 2004 remain outstanding.
The Company applies the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25 “Accounting for Stock Issued to Employees”, and related interpretations to account for its fixed-plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. Statement of Financial Accounting Standards (“ SFAS”) No.123 “Accounting for Stock-Based Compensation” established accounting and disclosure requirements using a fair-valued-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No.123, the Company continues to apply the intrinsic-value method of accounting described above and has adopted the disclosure requirements of SFAS No. 123.

CONSOLIDATED WATER CO. LTD.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
3. Stock Based Compensation (continued)
The following table presents the effect on net income and earnings per share if the Company had applied a fair value recognition method.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Net income, as reported	$1,481,359	$1,764,040	$2,855,410	$3,687,958

Add: Stock-based compensation expense included in reported net income	69,029	34,239	136,794	67,313

Deduct: Total stock-based compensation expense determined under fair value based method for all awards	(78,842)	(46,720)	(156,420)	(92,279)

Pro forma net income	$1,471,546	$1,751,559	$2,835,784	$3,662,992

Earnings per share
Basic – as reported	$0.25	$0.31	$0.49	$0.64

Basic – pro forma	$0.25	$0.30	$0.49	$0.64

Diluted – as reported	$0.25	$0.30	$0.48	$0.63

Diluted – pro forma	$0.24	$0.30	$0.47	$0.63

The intrinsic value of stock based compensation is recorded in stockholders’ equity and is expensed to the condensed consolidated statements of operations based on the vesting period of the options. On exercise of options, proceeds up to the par value of the stock issued are credited to common share capital; any proceeds in excess of the par value of the stock issued are credited to additional paid in capital in the period in which the options are exercised. Options that expire without exercise are also credited to additional paid in capital in the period in which the option expired.
4. Segment Information
Under SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information”, management considers; (i) the operations to supply water to retail customers, (ii) the operations to supply water to bulk customers, and (iii) the provision of engineering and management services as separate business segments.
Included in the Bulk segment is the Company’s proportional share of results of operations and property, plant and equipment of Ocean Conversion (BVI) Ltd. An adjustment has been made in Reconciling Items to adjust the Company’s interest in its investment under the equity method of accounting.
Also included in Reconciling Items are interest and financing fees on outstanding bank debt held by Consolidated Water Co. Ltd. on the investment in OCBVI.

CONSOLIDATED WATER CO. LTD.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
4. Segment Information (continued)

As of June 30 and for the three months then ended
	Retail		Bulk		Services		Reconciling Items		Total
	2005	2004	2005	2004	2005	2004	2005	2004	2005	2004
Revenue	3,411,605	3,536,311	3,711,901	3,356,582	270,670	217,360	(841,308)	(700,889)	6,552,868	6,409,364
Cost of sales	1,297,694	1,420,869	2,654,020	2,244,543	156,482	160,508	(337,557)	(266,101)	3,770,639	3,559,819
Net income	822,749	930,616	587,847	724,766	56,698	24,753	14,065	83,905	1,481,359	1,764,040

As of June 30 and for the six months then ended
	Retail		Bulk		Services		Reconciling Items		Total
	2005	2004	2005	2004	2005	2004	2005	2004	2005	2004
Revenue	6,543,334	7,111,387	7,241,159	6,480,468	501,126	471,802	(1,675,265)	(1,316,596)	12,610,354	12,747,061
Cost of sales	2,552,811	2,791,151	5,204,114	4,426,279	301,666	305,117	(628,327)	(531,778)	7,430,264	6,990,769
Net income	1,428,729	2,235,337	1,161,133	1,256,436	130,243	94,512	135,305	101,673	2,855,410	3,687,958
Property, plant and equipment	20,061,136	19,543,376	13,233,079	12,138,258	486,720	19,832	(2,048,305)	(1,976,204)	31,732,630	29,725,262

CONSOLIDATED WATER CO. LTD.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
5. Earnings Per Share
Basic earnings per common share (“EPS”) is calculated by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. The computation of diluted EPS assumes the issuance of common shares for all dilutive-potential common shares outstanding during the reporting period. In addition, the dilutive effect of stock options is considered in earnings per share calculations, if dilutive, using the treasury stock method.
The following summarizes information related to the computation of basic and diluted earnings per share for the three and six-month periods ended June 30, 2005 and 2004.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Net income	$1,481,359	$1,764,040	$2,855,410	$3,687,958

Less:
Dividends declared and earnings attributable on preferred shares	(1,432)	(1,288)	(2,804)	(2,575)

Net income available to holders of common shares in the determination of basic earnings per common share	$1,479,927	$1,762,752	$2,852,606	$3,685,383

Weighted average number of common shares in the determination of basic earnings per common share	5,862,914	5,747,044	5,819,851	5,723,327

Plus:
Weighted average number of preferred shares outstanding during the period	11,830	13,008	12,594	13,296

Potential dilutive effect of unexercised options	136,898	110,932	154,483	110,929

Weighted average number of shares used for determining diluted earnings per common share	6,011,642	5,870,984	5,986,928	5,847,552

CONSOLIDATED WATER CO. LTD.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
6. Related Party Transaction
On May 25, 2005, OCBVI entered into a twenty five year lease agreement with BAR BAY ESTATE HOLDINGS LIMITED (“BAR BAY”), a private company incorporated in the Territory of the British Virgin Islands, pursuant to which its affiliate, OCBVI agreed to lease from BAR BAY approximately 50,000 square feet of land on Tortola, British Virgin Islands on which a seawater desalination plant and wells will be constructed. Under the terms of the lease agreement, a lease premium payment of $750,000 was made on June 10, 2005, annual lease and easement payments of $15,020 are payable annually and royalty payments of 2.87% of annual sales, as defined, are payable quarterly.
A Director of Sage Water Holdings (BVI) Limited, the latter which currently owns 100% of the non-voting stock, 50% of the voting common stock and 50% of the profit sharing rights of OCBVI, is also a Director of OCBVI and holds 50% of the outstanding shares of BAR BAY.
7. Impact of Recent Accounting Pronouncements
In March 2005 the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143” (“FIN 47”). This Interpretation is not expected to have an effect on the Company’s financial statements.
In May 2005 the FASB issued SFAS No. 154, “Accounting for Changes and Error Corrections”, a replacement of APB Opinion No. 20 and SFAS No.3. The application of this standard is not expected to have an effect on the Company’s financial statements.
8. Subsequent Events
As previously reported, on February 16, 2005, the Government of the Commonwealth of the Bahamas accepted the bid of the Company and Waterfields to build the Blue Hills Plant and expand the Windsor Plant.
To finance part of the construction for this project, on July 1, 2005, Waterfields sold BAH$10,000,000 Series A bonds solely to Bahamian citizens and permanent resident investors in the Bahamas. The bonds mature on June 30, 2015, at which time the outstanding principal amount must be paid in full. The bonds accrue interest at the annual fixed rate of 7.5% of the outstanding principal amount and interest payments are payable to the bondholders each year in March, June, September and December. Waterfields has the option to redeem the bonds in whole or in part without penalty commencing after June 30, 2008. Waterfields has made application to the Bahamas International Securities Exchange (“BISX”) to have the bonds become the first to be listed on the exchange.
In order to induce investors to purchase Bahamian dollar denominated bonds, on July 1, 2005 the Company issued a guarantee of Waterfields’ obligations to pay all principal and accrued interest due to the Waterfields Series A bondholders if and when there is an “event of default,” as defined in Section 3 of the Guarantee. If the Company pays any amounts to the bondholders pursuant to the provisions of the Guarantee, the Company will be subrogated to all rights of the bondholders in respect of any such payments. The Guarantee is a general unsecured obligation of the Company junior to any secured creditor.

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
We intend to expand revenues by developing new business opportunities both within our current service areas and in new areas. We also intend to maintain operating efficiencies by executing our equipment maintenance and water loss mitigation programs. We believe that many Caribbean basin and adjacent countries, being water scarce, present opportunities for operation of our plants in limited regulatory environments, which are less restrictive than the highly regulated markets of North America.
Our business operations and activities are conducted in five countries: the Cayman Islands, Belize, Barbados, the British Virgin Islands and the Bahamas.
Critical Accounting Policies
We have identified the accounting policies below as those policies critical to our business operations and the understanding of results of operations. The preparation of our condensed consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to trade accounts receivable, goodwill and other intangible assets and property, plant and equipment. Our company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that may not be readily apparent from other sources. Actual results may differ from these estimates under different assumptions and conditions. We believe the following critical accounting policies are most important to the portrayal of our financial condition and results and require management’s more significant judgments and estimates in the preparation of our condensed consolidated financial statements.
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
Property, plant and equipment: Property, plant and equipment is stated at cost less accumulated depreciation. Depreciation commences in the month of addition and is calculated using a straight-line method with an allowance for estimated residual value. Rates are determined based on the estimated useful lives of the assets as follows:

Buildings	5 to 40 years
Plant and equipment	4 to 40 years
Distribution system	3 to 40 years
Office furniture, fixtures and equipment	3 to 10 years
Vehicles	3 to 10 years
Leasehold improvements	Lesser of 5 years or operating lease term
Lab equipment	5 to 10 years
Additions to property, plant and equipment are comprised of the cost of the contracted services, direct labor and materials. Assets under construction are recorded as additions to property, plant and equipment upon completion of a project. Improvements that significantly increase the value of property, plant and equipment are capitalized. Maintenance, repairs and minor improvements are charged to expense as incurred.
The cost of borrowed funds directly attributable to the acquisition and construction of qualifying assets, which are assets that necessarily take a substantial period of time to ready for their intended use, are added to the cost of those assets until such time as the assets are substantially ready for use or sale.
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
Recent Developments, Off Balance Sheet Transactions and Commitments
Long- Term Debt Arrangement
As previously reported, on February 16, 2005, the Government of the Commonwealth of the Bahamas accepted the bid of the Company and Waterfields to build the Blue Hills Plant and expand the Windsor Plant.
To finance part of the construction for this project, on July 1, 2005, Waterfields sold BAH$10,000,000 Series A bonds solely to Bahamian citizens and permanent resident investors in the Bahamas. The bonds mature on June 30, 2015, at which time the outstanding principal amount must be paid in full. The bonds accrue interest at the annual fixed rate of 7.5% of the outstanding principal amount and interest payments are payable to the bondholders each year in March, June, September and December. Waterfields has the option to redeem the bonds in whole or in part without penalty commencing after June 30, 2008. Waterfields has made application to the Bahamas International Securities Exchange (“BISX”) to have the bonds become the first to be listed on the exchange.
Stock Split
On May 31, 2005 the Board of Directors voted to recommend that shareholders approve a 2-for-1 stock split at the Company’s upcoming Annual Meeting on August 17, 2005, as long as current market conditions for the Company’s common shares continue through to the Annual Meeting.
Increased Dividend
On May 31, 2005, the Board of Directors declared a quarterly cash dividend of $0.12 per share as compared with the $0.115 dividend declared in the first quarter of 2005. The new quarterly cash dividend rate is a 4.3% increase from the previous rate. The dividend is payable July 31, 2005, to shareholders of record at the close of business June 30, 2005.
Loan to Affiliate
On May 25, 2005, the Company entered into a loan agreement with Ocean Conversion (BVI) Ltd. (“OCBVI”), pursuant to which the Company agreed to loan OCBVI up to U.S. $3.0 million for the design and construction of a 500,000 Imperial gallon per day seawater desalination plant at Bar Bay, Tortola, British Virgin Islands.
The principal amount of the loan is due & payable on June 1, 2007 and all amounts borrowed are subordinated to existing bank indebtedness. Principal and interest may be repaid at any time without penalty. Interest accrues at the 90-day LIBOR rate plus 3.5% on amounts drawn down and is payable quarterly beginning on July 1, 2005 until all principal and accrued interest is paid in full.
The Company currently owns 50% of the voting common shares and 50% of the profit sharing rights of OCBVI, which after considering non-voting shares owned by others, represents a 43.5% interest in OCBVI.
Operating Leases
On May 25, 2005, OCBVI entered into a 25 year lease agreement with BAR BAY ESTATE HOLDINGS LIMITED (“BAR BAY”), pursuant to which OCBVI agreed to lease from BAR BAY approximately 50,000 square feet of land on Tortola, British Virgin Islands on which a seawater desalination plant will be constructed. Under the terms of the lease agreement, a lease premium payment of $750,000 was made on June 10, 2005, annual lease and easement payments of $15,020 are payable annually and royalty payments of 2.87% of annual sales, as defined, are payable quarterly.
On July 25, 2005, the Company entered into a lease agreement with KTR Quorum LLC (“KTR”), pursuant to which it’s wholly owned subsidiary Aquilex, Inc. agreed to lease from KTR approximately 7,142 square feet of office and warehouse space in Deerfield Beach, Florida for a period of five years. The aggregate total of the monthly rental payments over the five-year period will be approximately $492,000.
Aquilex has been formed to provide financial, engineering and supply chain management support services to certain operating segments of the Company.
Long Term Debt Guarantee
In order to induce investors to purchase Bahamian dollar denominated bonds, on July 1, 2005 the Company issued a guarantee of Waterfields’ obligations to pay all principal and accrued interest due to the Waterfields Series A bondholders if and when there is an “event of default,” as defined in Section 3 of the Guarantee. If the Company pays any amounts to the bondholders pursuant to the provisions of the Guarantee, the Company will be subrogated to all rights of the bondholders in respect of any such payments. The Guarantee is a general unsecured obligation of the Company junior to any secured creditor.
Financial Covenants
Certain restrictive covenants associated with the credit facilities provided by Scotiabank and the Royal Bank of Canada have been amended and waived to allow for the BAH$10,000,000 bond issue and the related Company guarantee referred to above.
Lease Guarantee
On July 25, 2005, the Company guaranteed the financial obligations of the lease of Aquilex, Inc., a wholly owned subsidiary of the Company incorporated in the United States for the purpose of providing financial, engineering and supply chain management support services to certain operating segments of the Company.
Performance and Operation Bonds
Through performance and operation bonds, the Royal Bank of Canada, Nassau has made guarantees in the total amount of $4,879,761 to the Water and Sewerage Corporation of the Bahamas (“WSC”) that the Company shall duly perform and observe all terms and provisions pursuant to contracts between the parties. In the event of default, the Royal Bank of Canada shall satisfy and discharge any damages sustained by WSC up to the guaranteed amount. The Company has guaranteed reimbursement to Royal Bank of Canada for any payments made thereon.
Cayman Island Operations
On July 21, 2005, the Government of the Cayman Islands and the Caribbean Utilities Company (“CUC”) announced that due to the substantial damage incurred as a result of Hurricane Ivan in September, 2004 and the costs incurred by CUC to quickly restore power, CUC will impose a significant electricity rate surcharge which equates to an increase of 4.68% in the current basic billing rate on all customer’s beginning August 1, 2005 and ending on July 31, 2008. The Company does not expect this event to have a material effect on its financial results of operations.

Contemplated Financing Arrangements
As previously reported, the Company has retained Fidelity Merchant Bank & Trust Limited to complete a public offering of up to BAH$10.0 million of Consolidated Water Co. Ltd. Bahamian Depository Receipts (BDRs) to finance the Blue Hills project. This transaction is expected to be completed in the final quarter of 2005. The securities to be offered will not be registered under the U.S. Securities Act of 1933 or any state securities law, or be offered for sale or sold in the United States.
Engineering Services Agreement
In July 2005, a subsidiary of the Company entered into an Engineering & Consulting Agreement with Industrial Services, Inc. (“ISI”) and the sole shareholder of ISI pursuant to which both will provide certain industrial project design, engineering and management services as requested by the Company. The sole shareholder has unconditionally guaranteed the performance of ISI.
The term of the agreement is approximately 17 months but can be terminated by the Company with fourteen days notice in the event of the death or incapacity of the sole shareholder.
The estimated total aggregate maximum payments over the term of the agreement are approximately $600,000.
Sources of Supply and Manufacturing Rights
We currently enjoy a competitive advantage through a wholly owned subsidiary as the exclusive distributor in the Caribbean Basin for the DWEER energy recovery system and devices, which are exclusively manufactured by Calder AG.
Our agreements with Calder AG and DWEER Technology Ltd. were recently amended to allow the Company to manufacture components for legacy DWEER systems that currently operate in the majority of our desalination facilities.
Results of Operations
Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004
Revenue
Total revenue increased by 2.2% from $6,409,364 to $6,552,868 for the three months ended June 30, 2005 when compared to the same period in 2004.
Revenue from our retail water (“Retail”) operations decreased by 3.5% from $3,536,311 to $3,411,605 for the three months ended June 30, 2005 when compared to the same period in 2004. This decrease was due to the continued impact of decreased demand for water due to reduced tourist arrivals resulting from the effects of Hurricane Ivan. Efforts to rebuild hurricane damaged tourist properties are continuing at a rapid pace but a number of hotels and condominiums within our Cayman market have not yet reopened and new construction projects are still experiencing problems due to current year storm threats and warnings, labor shortages and delayed material deliveries. Until tourism returns to the 2004 pre-hurricane levels in the Cayman market, we expect revenues from Retail to continue to be lower than revenues reported for prior year comparable periods.
Revenue from our bulk water (“Bulk”) operations increased by 8.1% from $2,655,693 to $2,870,593 for the three months ended June 30, 2005, when compared to the same period in 2004. This increase was primarily due to additional consumption by our customer (Water Authority-Cayman) in our Ocean Conversion (Cayman) Limited operations and was somewhat offset by lower net sales in our Waterfields operation. The latter continues to incur pricing adjustments related to reduced deliveries associated with the fouling of RO membrane elements. We are in the process of remediating this problem and currently have one containerized desalination unit on site and one unit in transit to temporarily supplement production capacity. We expect these containerized units to produce water by mid-October 2005. Also, additional remediation through new well drilling has been delayed as a result of the accidential destruction of a well drilling contractor’s equipment.
Revenue from services (“Services”) operations increased by 24.5% from $217,360 to $270,670 for the three months ended June 30, 2005 when compared to the same period in 2004. This increase was due to the second quarter commencement of two previously planned engineering and construction projects.
Cost of Sales
Total cost of sales increased by 5.9% from $3,559,819 to $3,770,639 for the three months ended June 30, 2005 when compared to the same period in 2004 for the reasons explained below.
Cost of sales of Retail decreased by 8.7% from $1,420,869 to $1,297,694 for the three months ended June 30, 2005 when compared to the same period in 2004 due to the current quarter capitalization of engineering compensation directly attributable to a Cayman project expansion.
Cost of sales of Bulk increased by 17.1% from $1,978,442 to $2,316,463 for the three months ended June 30, 2005 when compared to the same period in 2004 for two reasons. First, there were additional variable costs associated with increased revenue and second, higher energy prices increased cost $80,000 in the Waterfields operation.
Cost of sales from Services decreased by $4,026 (2.5%) for the three months ended June 30, 2005 when compared to the same period in 2004 despite the increase of 24.5% in sales. This was the result of significantly reduced repair costs at our Barbados operation relative to the prior year period. We are responsible for certain repair expense under the terms of a management services agreement.
Gross Profit
The gross profit margin decreased from 44.5% to 42.5% for the three months ended June 30, 2005 when compared to the same period in 2004.
General and Administrative Expense
Total general and administrative expense (“G&A”) increased by $143,464 (10.4%) from $1,376,510 to $1,519,974 for the three months ended June 30, 2005 when compared to the same period in 2004. G&A was 21.5% and 23.2% of total revenue for the three months ended June 30, 2004 and 2005, respectively.

G&A for Retail increased by $125,557 (10.5%) from $1,195,080 to $1,320,637 for the three months ended June 30, 2005 when compared to the same period in 2004 primarily due to (1) Director’s compensation for meeting attendance associated with our increased level of contract bidding, contract awards and contemplated financing initiatives and (2) an increase in legal fees related to the same. Our policy is and has been to allocate all corporate G&A to Retail.
G&A for Bulk increased by $14,389 (8.5%) from $170,086 to $184,475 for the three months ended June 30, 2005 when compared to the same period in 2004 due to additional personnel hired by Waterfields to support expanded operations in the Bahamas.
G&A expense for Services increased by $3,518 (31.0%) from $11,344 to $14,862 for the three months ended June 30, 2005 when compared to the same period in 2004.
Other Income (Expense)
Total other income decreased by 26.8% from $314,255 to $230,022 for the three months ended June 30, 2005 when compared to the same period in 2004 as a result of an increase of $110,028 in interest expense associated with rising LIBOR rates.
Net Income
Net income decreased by 16.0% from $1,764,040 to $1,481,359 for the three months ended June 30, 2005 when compared to the same period in 2004.
Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004
Revenue
Total revenue decreased by 1.1% from $12,747,061 to $12,610,354 for the six months ended June 30, 2005 when compared to the same period in 2004.
Revenue from Retail decreased by 8.0% from $7,111,387 to $6,543,334 for the six months ended June 30, 2005 when compared to the same period in 2004. This decrease resulted from the continued impact of decreased demand for water due to reduced tourist arrivals resulting from the effects of Hurricane Ivan, particularly in the first quarter 2005. Efforts to rebuild hurricane damaged tourist properties are continuing at a rapid pace but a number of hotels and condominiums within our Cayman market have not yet reopened and new construction projects are still experiencing problems due to labor shortages and delayed material deliveries. Until tourism returns to pre-hurricane levels in the Cayman market, we expect revenues from Retail to continue to be lower than revenues reported for prior year comparable periods.
Revenue from Bulk increased by 7.8% from $5,163,872 to $5,565,894 for the six months ended June 30, 2005, when compared to the same period in 2004. This increase was primarily due to additional consumption by our customer (Water Authority-Cayman) in our Ocean Conversion (Cayman) Limited operations and was somewhat offset by lower net sales in our Waterfields operation. The latter continues to incur pricing adjustments related to reduced deliveries associated with the fouling of RO membrane elements. We are in the process of remediating this problem and currently have one containerized desalination unit on site and one unit in transit to temporarily supplement production capacity. We expect these containerized units to produce water by mid-October 2005. Also, additional remediation through new well drilling has been delayed as a result of the accidental destruction of a well drilling contractor’s equipment.
Revenue from services (“Services”) increased by 6.2% from $471,802 to $501,126 for the six months ended June 30, 2005 when compared to the same period in 2004. There were fewer construction projects in the first quarter, which resulted in a reduction in engineering fees, but the second quarter had the benefit of the commencement of two previously planned engineering and construction projects.
Cost of Sales
Total cost of sales increased by 6.3% from $6,990,769 to $7,430,264 for the six months ended June 30, 2005 when compared to the same period in 2004 for the reasons explained below.
Cost of Retail decreased by 8.5% from $2,791,151 to $2,552,811 for the six months ended June 30, 2005 when compared to the same period in 2004 primarily due to capitalization of engineering compensation directly attributable to a Cayman project expansion.
Cost of Bulk sales increased by 17.5% from $3,894,501 to $4,575,787 for the six months ended June 30, 2005 when compared to the same period in 2004 for two reasons. First, there were additional variable costs associated with increased deliveries / revenue, and second, higher energy prices increased cost $69,000 in the Waterfields operation.
Cost of sales from Services decreased by $3,451 (1.1%) for the six months ended June 30, 2005 when compared to the same period in 2004 despite the increase of 6.2% in sales. This was the result of significantly reduced repair costs at our Barbados operation relative to the prior year period. We are responsible for certain repair expense under the terms of a management services agreement.
Gross Profit
The gross profit margin decreased from 45.2% to 41.1% for the six months ended June 30, 2005 when compared to the same period in 2004.
General and Administrative Expense
Total general and administrative expense (“G&A”) increased by $470,580 (19.0%) from $2,473,198 to $2,943,778 for the six months ended June 30, 2005 when compared to the same period in 2004. G&A was 19.4% and 23.4% of total revenue for the six months ended June 30, 2004 and 2005, respectively.
Retail G&A increased by $494,719 (23.4%) from $2,112,795 to $2,607,514 for the six months ended June 30, 2005 when compared to the same period in 2004 due to additional unanticipated audit, accounting and legal fees related to the Sarbanes-Oxley internal control review and certification process in the first quarter and, in the second quarter, increased Director’s compensation for meeting attendance associated with our enhanced level of contract bidding, contract awards and contemplated financing initiatives as well as an increase in legal fees related to the same. Our policy is and has been to allocate all corporate G&A to Retail.

Bulk G&A decreased by $29,840 (8.8%) from $340,979 to $311,139 for the for the six months ended June 30, 2005 when compared to the same period in 2004 due to general non-specific administrative cost reductions in all of our operations.
Services G&A increased by $5,701 (29.4%) from $19,424 to $25,125 for the six months ended June 30, 2005 when compared to the same period in 2004.
Other Income (Expense)
Total other income increased by 29.5% from $470,046 to $608,542 for the six months ended June 30, 2005 when compared to the same period in 2004. Although interest expense increased $127,062 due to rising LIBOR rates, this was more than offset by an increase in both profit sharing and equity income from the investment in OCBVI, which has benefited since August 2004 from significant repairs made by the customer to their distribution system.
Net Income
Net income decreased by 22.6% from $3,687,958 to $2,855,410 for the six months ended June 30, 2005 when compared to the same period in 2004.
Liquidity and Capital Resources
Overview
Cash flow is dependent upon the timely receipt of customer payments, operating expenses, the timeliness and adequacy of rate increases (excluding automatic adjustments to our rates for inflation and electricity costs) and various factors affecting tourism in the areas we operate such as weather conditions and the world economy.
Cash is provided by credit facilities, the exercise of options by management, from all of our business segment operations and from the collection of loans receivable.
We use cash to fund our various business segments in the Cayman Islands, Belize, The Bahamas, and Barbados to fund new projects, to expand our infrastructure, to pay dividends, to repay borrowings, to repurchase our shares when appropriate and to take advantage of new investment opportunities which expand operations.
Operating Activities
In the six months ended June 30, 2005, we generated cash from the collection of a payment from an insurance claim. Additionally, after Hurricane Ivan struck in September 2004, some of our customers suffered damage to their commercial and residential premises, which caused metered water to be lost within these premises. We did not begin disconnection procedures until January 2005 and consequently, the Cayman Islands Retail receivables were unusually high at December 31, 2004. We have been working with customers to settle outstanding accounts and an adequate provision has been made in our financial statements for amounts we believe to be uncollectible.

Investing Activities
Cash used in investing activities during the six months ended June 30, 2005 was $3,068,972. Our investing activities primarily consisted of expenditures for new property, plant and equipment to replace equipment destroyed by Hurricane Ivan, a new water storage tank in Belize, the Blue Hills and Windsor plants in the Bahamas, two containerized RO desalination plants to be used at our existing Bahamas plant and a loan to an affiliate to commence design and construction of a new plant in Tortola, BVI.
Financing Activities
Cash used in financing activities during the six months ended June 30, 2005 was $2,061,997. Our primary financing activities consisted of the receipt of an additional $1,143,468 from the issuance of shares though the exercise of stock options by certain members of management, dividends of $1,337,879 and principal payments on long term debt of $1,867,586.
Material Commitments and Material Expenditures
On April 11, 2005, the Company through Waterfields Company Limited accepted the terms set forth in the letter of acceptance with the Water and Sewerage Corporation (“WSC”) relating to the construction of the Blue Hills Plant, the expansion of the existing Windsor plant and, as part of its agreement, the requirement to provide engineering services and equipment to reduce the amount of water that is lost throughout WSC’s pipeline distribution system on New Providence. The Company will commit approximately $22.0 million for these projects over a 15 month period.
The Company will also commit approximately $5.4 million over the next 12 months to the design and construction of a 500,000 Imperial gallon per day seawater desalination plant in Tortola, British Virgin Islands.
In addition, at June 30, 2005, the Company had committed approximately $1.6 million for capital expenditures related to various other projects, in various stages of completion, in all of our operations.
Our Scotiabank loan facility had an outstanding balance of $14,039,429 at June 30, 2005. We are required to make monthly payments of interest for all borrowings under a revolving line of credit and quarterly payments of interest for all amounts drawn down under two term loans.
We have collateralized all borrowings under the Scotiabank loan facilities by providing a first lien on all of our assets, including the capital stock of subsidiaries and the investment in equity we acquired. The loan agreement for the three facilities contains standard terms and conditions for similar bank loans made in the Cayman Islands, including acceleration of the repayment of all borrowings upon the demand of Scotiabank (Cayman Islands) Ltd. in the event of default.
We have guaranteed to Scotiabank 50% of the OCBVI loan of $380,000. This loan is repayable in 6 equal semi-annual installments of $125,000 with the balance of principal due May 31, 2006, bearing interest at 3-month LIBOR plus 1.5%.

Our Royal Bank of Canada loan facility had an outstanding balance of $683,356 at June 30, 2005. We are required to make quarterly payments of principal and interest on the loans through 2007.
As a result of our acquisition of interests in Waterfields Company Limited, we guaranteed the performance of Waterfields Company Limited to the WSC as it relates to the water supply contract between the two parties.
Through performance and operation bonds, the Royal Bank of Canada, Nassau has made guarantees in the total amount of $4,879,761 to WSC that the Company shall duly perform and observe all terms and provisions pursuant to contracts between the parties. In the event of default, the Royal Bank of Canada shall satisfy and discharge any damages sustained by WSC up to the guaranteed amount. The Company has guaranteed reimbursement to Royal Bank of Canada for any payments made thereon.
On May 25, 2005, the Company entered into a loan agreement with OCBVI pursuant to which the Company has agreed to loan up to $3.0 million for the design and construction of a 500,000 Imperial gallon per day seawater desalination plant in Tortola, British Virgin Islands. The loan principal is due and payable on June 1, 2007 and interest accrues at the LIBOR rate plus 3.5% and is payable quarterly on amounts drawn down commencing July 2005. The loan can be repaid at any time without penalty and is subordinated to existing bank indebtedness.
The balance outstanding at June 30, 2005 was $800,000.
The Company currently owns 50% of the voting common shares and 50% of the profit sharing rights of OCBVI, which after considering non-voting shares owned by others, represents a 43.5% interest in OCBVI.
Dividends
On January 31, 2005, we paid a dividend of $0.115 to shareholders of record on December 31, 2004, and on April 30, 2005, we paid a dividend of $0.115 to shareholders of record on March 31, 2005.
On May 31, 2005, we declared a dividend of $0.12 payable on July 31, 2005 to shareholders of record on June 30, 2005.
We have consistently paid dividends to owners of our common and redeemable preferred shares since we began declaring dividends in 1985. Our Board of Directors has established a policy, but not a binding obligation, that we will seek to maintain a dividend payout ratio in the range of 50% to 60% of net income. This policy is subject to modification by our Board of Directors. Our payment of any future cash dividends, however, will depend upon our earnings, financial condition, capital demand and other factors, including conditions of our loan agreement with Scotiabank (Cayman Islands) Ltd. that dividends be paid only from current cash flows.
Dividend Reinvestment and Common Stock Purchase Plan.
This program is available to our shareholders, which may reinvest all or a portion of their common cash dividends into shares of common stock at prevailing market prices. It also accepts optional cash payments to purchase additional shares at prevailing market prices.

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
We are not exposed to significant credit risk on retail customer accounts in the Cayman Islands and Bimini, Bahamas, as our policy is to cease supply of water to customers whose accounts are more than 45 days overdue. Our exposure to credit risk is from our bulk water sales customers in Belize, the Bahamas, the British Virgin Islands, Barbados and the Cayman Islands and our outstanding affiliate loan balance with OCBVI. In addition, the balance of our loan receivable is with one bulk water customer, Water Authority-Cayman.
Interest Rate Risk
As of June 30, 2005, we had loans outstanding totaling $14,721,785, all of which bear interest at various lending rates such as LIBOR, Cayman Island’s Prime Rate or the Nassau Prime Lending Rate. We are subject to interest rate risk to the extent that any of these rates change.
Foreign Exchange Risk
All of our foreign currencies have fixed exchange rates to the U.S. dollar. If any one of these fixed exchange rates become a floating exchange rate, however, our results of operation could be adversely affected.

Item 4. Controls and Procedures
As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report, the Company’s management conducted an evaluation with the participation of the Company’s Chief Executive Officer and Chief Financial Officer (collectively, the “Certifying Officers”) regarding the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules13a-15 (e) and 15d-15(e) under the Exchange Act).
Based on this evaluation of these controls and procedures and the material weakness in the Company’s internal control over financial reporting described in the Company’s Form 10-K (the “Form 10-K”) for the fiscal year ended December 31, 2004, the Chief Executive Officer and Chief Financial Officer conclude that the Company’s disclosure controls and procedures were ineffective as of June 30, 2005.
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

PART II — OTHER INFORMATION
Item 2. Changes in Securities and Use of Proceeds
On May 26, 2005, we issued 3,053 common shares to one of our executive officers, pursuant to the terms and conditions of the bonus provisions of his employment agreement. The aggregate total value of the common share issue was $94,584. The issuance of the shares was exempt from registration under Regulation S promulgated under the Securities Act of 1933 because the shares were offered and sold outside of the United States to non-US persons (as defined in Regulation S).
On May 26, 2005, we issued 1,629 common shares to one of our executive officers, pursuant to the terms and conditions of the bonus provisions of his employment agreement. The aggregate total value of the common share issue was $50,455. The issuance of the shares was exempt from registration under Section 4(2) of the Securities Act of 1933 because the executive officer has knowledge of all material information relating to us.
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

CONSOLIDATED WATER CO. LTD.
By:	/s/Frederick W. McTaggart
Frederick W. McTaggart
Chief Executive Officer

Dated: August 9, 2005