Form 10-Q
period 2005-09-30
CONSOLIDATED WATER CO LTD
filed 2005-11-09
CIK 928340

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
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
Windward Three, 4th Floor, West Bay Road
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
     Yes ☒ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
     Yes ☐ No ☒
As at October 31, 2005, there were 11,768,038 of the registrant’s common shares of common stock, with US$ 0.60 par value, outstanding.

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

Item 1. Financial Statements
PART I — FINANCIAL INFORMATION

CONSOLIDATED WATER CO. LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Expressed in United States Dollars)

	September 30,	December 31,
	2005	2004
	(unaudited)
ASSETS

Current assets
Cash and cash equivalents	$12,394,564	$9,216,908
Accounts receivable	3,972,888	4,879,410
Insurance claim receivable	—	1,932,905
Inventory	1,840,510	1,629,348
Prepaid expenses and other current assets	1,137,208	625,563
Current portion of loans receivable	718,386	924,020

Total current assets	20,063,556	19,208,154

Loans receivable, including $800,000 due from affiliate	2,591,881	2,270,326
Property, plant and equipment, net	26,821,536	27,218,589
Construction in progress, including interest of $187,500 and $nil in 2005 and 2004, respectively	11,086,092	1,642,813
Other assets	562,438	424,564
Investments in affiliates	11,355,190	11,070,848
Intangible assets	4,723,971	5,421,381
Goodwill	3,568,374	3,568,374

Total assets	$80,773,038	$70,825,049

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Dividends payable	$828,190	$783,854
Accounts payable and other current liabilities	3,004,259	3,860,511
Current portion of long term debt	3,721,144	3,733,144

Total current liabilities	7,553,593	8,377,509

Long term debt, including Series A bond issue of $10,000,000	20,185,633	12,856,226
Security deposits and other liabilities	357,957	357,957
Minority interest in Waterfields Company Limited	861,990	861,463

Total liabilities	28,959,173	22,453,155

Stockholders’ equity
Redeemable preferred stock, $0.60 par value. Authorized 200,000 shares; issued and outstanding 29,046 shares as at September 30, 2005 and 27,842 shares at as December 31, 2004	17,428	16,705
Class A common stock, $0.60 par value. Authorized 19,680,000 shares; issued and outstanding 11,768,038 shares as at September 30, 2005 and 11,506,970 shares at as December 31, 2004	7,060,823	6,904,183
Class B common stock, $0.60 par value. Authorized 120,000 shares	—	—
Stock and options earned but not issued	150,715	20,746
Additional paid-in capital	28,658,723	27,281,728
Retained earnings	15,926,176	14,148,532

Total stockholders’ equity	51,813,865	48,371,894

Total liabilities and stockholders’ equity	$80,773,038	$70,825,049

The accompanying information and notes are an integral part of these condensed consolidated financial statements.

CONSOLIDATED WATER CO. LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(Expressed in United States Dollars)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Retail water sales	$3,005,984	$2,522,708	$9,549,318	$9,634,096
Bulk water sales	2,869,852	2,552,605	8,435,746	7,716,477
Service revenue	328,550	203,741	829,676	675,543

Total revenue	6,204,386	5,279,054	18,814,740	18,026,116

Retail cost of sales	(1,329,128)	(1,280,030)	(3,881,939)	(4,071,181)
Bulk cost of sales	(2,448,101)	(1,913,867)	(7,023,888)	(5,808,369)
Service cost of sales	(224,743)	(142,734)	(526,409)	(447,851)

Total cost of sales	(4,001,972)	(3,336,631)	(11,432,236)	(10,327,401)

Gross profit	2,202,414	1,942,423	7,382,504	7,698,715

General and administrative expense	(1,477,898)	(1,419,611)	(4,421,675)	(3,892,809)

Net loss due to Hurricane Ivan	—	(387,472)	—	(387,472)

Income from operations	724,516	135,340	2,960,829	3,418,434

Other income (expense):
Interest income	42,605	21,600	78,840	54,237
Interest expense	(214,736)	(183,622)	(661,216)	(503,040)
Other income	121,232	127,981	422,081	378,696
Equity in earnings of affiliate	337,248	340,367	1,055,186	846,480

Other income, net	286,349	306,326	894,891	776,373

Income before income taxes and minority interest	1,010,865	441,666	3,855,720	4,194,807

Income tax benefit (expense)	(6,822)	(6,836)	9,567	(21,011)
Minority interest recovery (expense)	5,306	(10,798)	(527)	(61,806)

Net income	$1,009,349	$424,032	$3,864,760	$4,111,990

Basic earnings per common share	$0.09	$0.04	$0.33	$0.36

Diluted earnings per common share	$0.08	$0.04	$0.32	$0.35

Dividends declared per common share	$0.06	$0.058	$0.178	$0.173

Weighted average number of common shares used in the determination of:

Basic earnings per share	11,754,530	11,497,710	11,678,398	11,463,796

Diluted earnings per share	12,141,924	11,773,582	12,082,027	11,723,580

The accompanying information and notes are an integral part of these condensed consolidated financial statements.

CONSOLIDATED WATER CO. LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Expressed in United States Dollars)

	Nine Months	Nine Months
	Ended September 30,	Ended September 30,
	2005	2004
Net cash flows provided by operating activities	$6,362,132	$5,297,563

Cash flows provided by (used in) investing activities

Purchase of property, plant and equipment	(10,591,733)	(1,728,524)
Proceeds from sale of property, plant and equipment	—	20,000
Distribution of income from affiliate	1,136,250	681,750
Loan to affiliate	(800,000)	—
Collections from loans receivable	684,079	821,804

Net cash used in investing activities	(9,571,404)	(204,970)

Cash flows provided by (used in) financing activities

Dividends paid	(2,042,781)	(1,888,200)
Proceeds from issuance of common stock	1,311,598	432,421
Proceeds from issuance of preferred stock	12,213	—
Net proceeds from issuance of Series A bonds	9,788,491	—
Principal payments of long term debt	(2,682,593)	(2,754,354)

Net cash provided by (used in) financing activities	6,386,928	(4,210,133)

Net increase in cash and cash equivalents	3,177,656	882,460

Cash and cash equivalents at beginning of period	9,216,908	8,236,924

Cash and cash equivalents at end of period	$12,394,564	$9,119,384

Interest paid in cash	$775,079	$430,861

Interest received in cash	$79,854	$54,237

The accompanying information and notes are an integral part of these condensed consolidated financial statements.

CONSOLIDATED WATER CO. LTD.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1. Presentation of Financial Information
The condensed consolidated balance sheet as of September 30, 2005, the condensed consolidated statements of operations for the three months and nine months ended September 30, 2005 and 2004, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2005 and 2004 are unaudited. However, in the opinion of management, all adjustments (which are of a normal recurring nature) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2005 and for all periods presented, have been made. The results of operations for interim periods are not necessarily indicative of the operating results for the full year.
These condensed consolidated financial statements and notes are presented in accordance with the rules and regulations of the Securities and Exchange Commission relating to interim financial statements. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the Company’s December 31, 2004 consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004
2. Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements include the accounts of the Company’s wholly-owned subsidiaries Aquilex, Inc., Cayman Water Company Limited, Belize Water Limited, Ocean Conversion (Cayman) Limited, DesalCo Limited, DesalCo (Barbados) Ltd., and its majority owned subsidiary Waterfields Company Limited. The Company’s investment in Ocean Conversion (BVI) Ltd. (“OCBVI”) is accounted for using the equity method of accounting. All intercompany balances and transactions have been eliminated in consolidation.
3. Stock Based Compensation
The Company issues stock under incentive plans that form part of employees’ and non-executive directors’ remuneration. The Company also grants options to purchase common shares as part of remuneration for certain long-serving employees and management employees.
In 2003, the Company amended the stock option plans for certain management employees in connection with negotiation of employee contracts. The amended employee contracts terminate the stock option plans effective January 1, 2004. The stock options issued prior to January 1, 2004 remain outstanding.

CONSOLIDATED WATER CO. LTD.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
3. Stock Based Compensation (continued)
The Company applies the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25 “Accounting for Stock Issued to Employees”, and related interpretations to account for its fixed-plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. Statement of Financial Accounting Standards (“SFAS”) No.123 “Accounting for Stock-Based Compensation” established accounting and disclosure requirements using a fair-valued-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No.123, the Company continues to apply the intrinsic-value method of accounting described above and has adopted the disclosure requirements of SFAS No. 123.
The following table presents the effect on net income and earnings per share if the Company had applied a fair value recognition method.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net income, as reported	$1,009,349	$424,032	$3,864,760	$4,111,990

Add: stock-based compensation expense included in reported net income	58,683	45,750	195,477	113,067

Deduct: total stock-based compensation expense determined under fair value based method for all awards	(103,178)	(77,773)	(259,598)	(170,051)

Pro forma net income	$964,854	$392,009	$3,800,639	$4,055,006

Earnings per share
Basic – as reported	$0.09	$0.04	$0.33	$0.36

Basic – pro forma	$0.08	$0.03	$0.32	$0.35

Diluted – as reported	$0.08	$0.04	$0.32	$0.35

Diluted – pro forma	$0.08	$0.03	$0.31	$0.35

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
Included in the Bulk segment is the Company’s proportional share of revenue, cost of sales, net income and property, plant and equipment of Ocean Conversion (BVI) Ltd. An adjustment has been made in Reconciling Items to adjust the Company’s interest in its investment accounted for under the equity method of accounting.
Also included in Reconciling Items are interest and financing fees on outstanding bank debt held by the Company with respect to the investment in OCBVI.

CONSOLIDATED WATER CO. LTD.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
4. Segment Information (continued)
As of September 30 and for the three months then ended

	Retail		Bulk		Services		Reconciling Items		Total
	2005	2004	2005	2004	2005	2004	2005	2004	2005	2004
Revenue	3,005,984	2,522,708	3,722,867	3,334,851	328,550	203,741	(853,015)	(782,246)	6,204,386	5,279,054
Cost of sales	1,329,128	1,280,030	2,778,471	2,192,300	224,743	142,734	(330,370)	(278,433)	4,001,972	3,336,631
Net income (loss)	468,939	(300,050)	455,324	634,739	57,337	16,846	27,749	72,497	1,009,349	424,032
As of September 30 and for the nine months then ended

	Retail		Bulk		Services		Reconciling Items		Total
	2005	2004	2005	2004	2005	2004	2005	2004	2005	2004
Revenue	9,549,318	9,634,096	10,964,026	9,815,319	829,676	675,543	(2,528,280)	(2,098,842)	18,814,740	18,026,116
Cost of sales	3,881,939	4,071,181	7,982,586	6,618,580	526,409	447,851	(958,698)	(810,211)	11,432,236	10,327,401
Net income	1,897,668	1,935,283	1,616,459	1,891,178	187,581	111,357	163,052	174,172	3,864,760	4,111,990
Property, plant and equipment	20,625,549	18,402,083	16,847,458	11,882,772	2,519,563	31,103	(2,084,942)	(1,914,962)	37,907,628	28,400,996

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
The following summarizes information related to the computation of basic and diluted earnings per share for the three and nine month periods ended September 30, 2005 and 2004.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net income	$1,009,349	$424,032	$3,864,760	$4,111,990

Less:
Dividends declared and earnings attributable on preferred shares	(1,909)	(1,510)	(6,132)	(5,615)

Net income available to holders of common shares in the determination of basic earnings per common share	$1,007,440	$422,522	$3,858,628	$4,106,375

Weighted average number of common shares in the determination of basic earnings per common share	11,754,530	11,497,710	11,678,398	11,463,796

Plus:
Weighted average number of preferred shares outstanding during the period	26,529	27,546	25,640	26,912

Potential dilutive effect of unexercised options	360,865	248,326	377,989	232,872

Weighted average number of shares used for determining diluted earnings per common share	12,141,924	11,773,582	12,082,027	11,723,580

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
7. Stock Split
On August 25, 2005, the Company’s common stock began trading on a post-split 2 for 1 basis. The stock split reduced the par value of the Company’s common stock to $0.60 from $1.20. The record date was August 17, 2005. Certain prior year amounts have been adjusted to conform to the current year’s presentation post-split. These adjustments have no impact on the net income of the Company.
8. Issuance of Bonds and related Guarantee
On February 16, 2005, the Government of the Commonwealth of the Bahamas accepted the bid of the Company and Waterfields Company Limited to build the Blue Hills Plant and expand the Windsor Plant.
To finance part of the construction for this project, on July 1, 2005, our majority owned subsidiary, Waterfields, sold $10,000,000 Series A bonds solely to Bahamian citizens and permanent resident investors in the Bahamas.
The bonds mature on June 30, 2015, at which time the outstanding principal amount must be paid in full. The bonds accrue interest at the annual fixed rate of 7.5% of the outstanding principal amount and interest payments are payable to the bondholders each year in March, June, September and December. As at September 30, 2005 interest of $187,500 was paid and capitalized in construction in progress. Waterfields has the option to redeem the bonds in whole or in part without penalty commencing after June 30, 2008.
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

CONSOLIDATED WATER CO. LTD.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
9. Option Deed Amendment
On September 27, 2005, the Company entered into a Second Deed of Amendment (the “Amendment”) to its Option Deed dated as of August 6, 1997 and as amended on August 8, 2005 between the Company and American Stock Transfer & Trust Company (the “Option Deed”).
The Option Deed granted to each holder of an ordinary and redeemable preference share an option to purchase one one-hundredth of a class B ordinary share at an exercise price of $100.00, subject to adjustment. If an attempt to take over control of the Company occurs, each shareholder of the Company would be able to exercise the option and receive ordinary shares with a value equal to twice the exercise price of the option. Under circumstances described in the Option Deed, as amended, instead of receiving ordinary shares, the Company may issue to each shareholder cash or other equity or debt securities of the Company, or the equity securities of the acquiring company, as the case may be, with a value equal to twice the exercise price of the option.
Pursuant to the Amendment to the Option Deed, each holder of an ordinary and redeemable preference share has the option to purchase one one-hundredth of a class B ordinary share at an exercise price of $50.00, subject to adjustment. The Amendment does not modify the Option Deed in any other material respect.
The options are attached to each ordinary share and redeemable preference share, and presently have no monetary value. The options will not trade separately from the Company’s shares unless and until they become exercisable. The options, which expire on July 31, 2007, may be redeemed, at the option of the Company’s board of directors, at a price of CI$.01 per option at any time until ten business days following the date that a group or person acquires ownership of 20% or more of the Company’s outstanding ordinary shares.
10. Subsequent Events and Other Information
     Issuance of Bahamian Depositary Receipts
On October 17, 2005, the Company commenced an offering of Bahamian Depositary Receipts (“BDRs”) representing up to 650,000 ordinary shares of the Company. The BDRs and the underlying ordinary shares were not offered or sold in the United States or to U.S. persons. The offering was made solely in the Bahamas commencing on October 17, 2005 and expired on November 4, 2005.
On November 4, 2005, the Company completed the offering of 2,005,610 Bahamian Depositary Receipts (“BDRs”) representing 401,122 ordinary shares of the Company. The issuance of the ordinary shares was exempt from registration pursuant to Regulation S promulgated under the Securities Act of 1933.
The net proceeds after expenses of the offering were approximately $6.6 million. The Company intends to use the net proceeds to finance the construction of a new seawater desalination plant known as the Blue Hills Plant and the expansion of the Company’s existing seawater desalination plant at Windsor Field. Both plants are located on the island of New Providence in The Commonwealth of the Bahamas.

CONSOLIDATED WATER CO. LTD.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
10. Subsequent Events and Other Information (continued)
     Financial Covenants
Certain restrictive covenants associated with the credit facilities provided by Scotiabank and the Royal Bank of Canada have been amended and waived to allow for the $10,000,000 bond issue, the related Company guarantee referred to above and the issuance of Bahamian Depository Receipts.
11. Impact of Recent Accounting Pronouncements
In December 2004, the FASB revised SFAS No. 123, “Accounting for Stock Based Compensation”, with the issuance of SFAS No. 123 (revised 2004), “Share-Based Payment”. SFAS No. 123R eliminates the alternative to use Opinion 25’s intrinsic value method of accounting and requires the Company to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the reward. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. The Company is required to adopt SFAS No. 123R at the beginning of the first annual period after June 15, 2005. The application of this standard is not expected to have an effect on the Company’s financial statements.
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
We intend to increase revenues by developing new business opportunities both within our current service areas and in new areas. We expect to maintain operating efficiencies by continuing to focus on our successful business model and by properly executing our equipment maintenance and water loss mitigation programs. We also believe that many Caribbean basin and adjacent countries, being water scarce, present opportunities for operation of our plants in favorable regulatory environments.
Our operations and activities are conducted in five countries: the Cayman Islands, Belize, Barbados, the British Virgin Islands and The Bahamas.
Critical Accounting Policies
We have identified the accounting policies below as those policies critical to our business operations and the understanding of results of operations. The preparation of our condensed consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to trade accounts receivable, goodwill and other intangible assets and property, plant and equipment. Our company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that may not be readily apparent from other sources. Actual results may differ from these estimates under different assumptions and conditions. We believe the following critical accounting policies are most important to the portrayal of our financial condition and results of operations and require management’s more significant judgments and estimates in the preparation of our condensed consolidated financial statements.
Goodwill and other intangible assets: Goodwill represents the excess costs over fair value of the assets of an acquired business. Goodwill and intangible assets acquired in a business combination accounted for as a purchase and determined to have an indefinite useful life are not amortized, but are tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with useful lives which can be estimated and amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets”. The Company periodically evaluates the possible impairment of goodwill. Management identifies its reporting units and determines the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units. The Company determines the fair value of each reporting unit and compares it to the carrying amount of the reporting unit. To the extent the carrying amount of the reporting unit exceeds the fair value of the reporting unit, the Company is required to perform the second step of the impairment test, as this is an indication that the reporting unit goodwill may be impaired. In this step, the Company compares the implied fair value of the reporting unit goodwill with the carrying amount of the reporting unit goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit to all the assets (recognized and unrecognized) and liabilities of the reporting unit in a manner similar to a purchase price allocation, in accordance with SFAS No. 141, “Business Combinations”. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. If the implied fair value is less than its carrying amount, the impairment loss is recorded. Our annual tests resulted in no goodwill impairment.
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
Construction in progress: The cost of borrowed funds directly attributable to the acquisition and construction of qualifying assets, which are assets that necessarily take a substantial period of time to be ready for their intended use, are added to the cost of those assets until such time as the assets are substantially ready for use or sale.
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

Recent Developments, Off Balance Sheet Transactions and Commitments
Equity Offering in The Commonwealth of the Bahamas
On November 4, 2005, the Company completed the offering of 2,005,610 Bahamian Depositary Receipts (“BDRs”) representing up to 401,122 ordinary shares of the Company.
The net proceeds after expenses of the offering were approximately $6.6 million. The Company intends to use the net proceeds to finance the construction of a new seawater desalination plant known as the Blue Hills Plant and the expansion of the Company’s existing seawater desalination plant at Windsor Field. Both plants are located on the island of New Providence in The Commonwealth of the Bahamas.
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
Renewal of Contract – Cayman Islands
On October 31, 2005, the Company announced that its contract with the Water Authority – Cayman in respect to the Lower Valley Plant has been renewed for an additional seven (7) years from the original expiration date of March 2006.
Under the terms of the contract renewal, the Company is required to expand the water production capacity of the Lower Valley Plant by 264,000 US gallons per day. The Lower Valley Plant is a reverse osmosis facility that converts seawater to potable water for commercial and residential customers on Grand Cayman Island.
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

Cayman Island Operations
On July 21, 2005, the Government of the Cayman Islands and the Caribbean Utilities Company (“CUC”) announced that due to the substantial damage incurred as a result of Hurricane Ivan in September, 2004 and the costs incurred by CUC to quickly restore power, CUC will impose a significant electricity rate surcharge which equates to an increase of 4.68% in the current basic billing rate on all customer’s beginning August 1, 2005 and ending on July 31, 2008. The Company does not expect this event to have a material effect on its financial condition or results of operations.
Belize Operations
On October 3, 2005 a controlling interest in our customer, Belize Water Services Ltd. (“BWSL”), was sold back to the Government of Belize. We do not anticipate that this change in control of our customer will affect our contractual arrangement with BWSL. Prior to this change in control, BWSL requested that we expand the production capacity of our plant by approximately 100,000 US gallons per day. We are presently preparing a design for such expansion and expect to have this additional capacity on line in 2006.
Sources of Supply and Manufacturing Rights
Through a wholly owned subsidiary we hold an exclusive distributorship in the Caribbean Basin for the DWEER energy recovery system and devices, which are exclusively manufactured by Calder AG.
On August 30, 2005, our agreements with Calder AG and DWEER Technology Ltd. were amended to allow the Company to manufacture certain components for legacy DWEER systems that currently operate in the majority of our desalination facilities.
Dividend
On November 8, 2005, the Board of Directors declared a quarterly cash dividend of $0.06 per share. The dividend is payable January 31, 2006, to shareholders of record at the close of business December 31, 2005.

Results of Operations
Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2004
Revenue
Total revenue increased by 17.5% from $5,279,054 to $6,204,386 for the three months ended September 30, 2005 when compared to the same period in 2004.
Revenue from our retail water (“Retail”) operations increased by 19.2% from $2,522,708 to $3,005,984 for the three months ended September 30, 2005 when compared to the same period in 2004. This increase was the result of the following factors: (i) retail water revenue during the prior year third quarter of 2004 was flat when compared to the same period in 2003 due to the passage of Hurricane Ivan over Grand Cayman in September 2004; (ii) water volume sold to residential customers, primarily in our Grand Cayman West Bay service area, increased by approximately 66.7% for the three months ended September 30, 2005 over the same period in 2004, and (iii) the volume of water sold to commercial customers, primarily hotels and condominiums, was down by approximately 2.7% for the three months ended September 30, 2005 when compared to the same period in 2004.
We believe that the significant increase in residential sales may be due to the re-location of some residents from properties on parts of Grand Cayman that were damaged by Hurricane Ivan to the West Bay area, which was less severely impacted by Ivan.
A number of hotels and condominiums within our Cayman market have not yet reopened or are being re-developed as new multi-story properties. Also, new construction projects in Grand Cayman are still experiencing problems due to current year storm threats, labor shortages and delayed material deliveries. Until tourism returns to the 2004 pre-hurricane levels in the Cayman market, revenues from commercial customers within our Retail segment may continue to be flat or lower in the future than revenues reported for prior year comparable periods.
Revenue from bulk water (“Bulk”) operations increased by 12.4% from $2,552,605 to $2,869,852 for the three months ended September 30, 2005, when compared to the same period in 2004. This increase was primarily due to additional consumption by our customer (Water Authority-Cayman) in our Ocean Conversion (Cayman) Limited operation and our customer (Belize Water Services Ltd.) in our Belize operation.
In addition, higher revenue related to the recovery of energy costs at our Windsor plant in The Bahamas was offset by pricing adjustments resulting from reduced deliveries associated with the fouling of RO membrane elements. We are in the process of remediating this problem through various cleaning procedures. Also, as we currently have six containerized desalination units on site to be used to supply water under our new Blue Hills contract, we expect to use excess supply water from these units to temporarily supplement production capacity at our Windsor plant.
Revenue from services (“Services”) operations increased by 61.3% from $203,741 to $328,550 for the three months ended September 30, 2005 when compared to the same period in 2004 primarily as a result of additional engineering fees charged to our affiliate, Ocean Conversion (BVI) Ltd., for work on the new water plant in Tortola, British Virgin Islands.

Cost of Sales
Total cost of sales increased by 19.9% from $3,336,631 to $4,001,972 for the three months ended September 30, 2005 when compared to the same period in 2004.
Cost of sales of Retail increased by 3.8% from $1,280,030 to $1,329,128 for the three months ended September 30, 2005 when compared to the same period in 2004 due to the increase in Cayman market sales.
Cost of sales of Bulk increased by 27.9% from $1,913,867 to $2,448,101 for the three months ended September 30, 2005 when compared to the same period in 2004. The increase in cost of sales is disproportionately higher than the corresponding increase in Bulk revenues due to the additional operating costs related to fouling of RO membrane elements and higher energy costs at our Windsor plant in The Bahamas.
Cost of sales from Services increased by $82,009 (57.5%) for the three months ended September 30, 2005 when compared to the same period in 2004 due to additional salaries and employee recruiting fees.
Gross Profit
The gross profit margin decreased from 36.8% to 35.5% for the three months ended September 30, 2005 when compared to the same period in 2004.
General and Administrative Expense
Total general and administrative expense (“G&A”) increased by $58,287 (4.1%) from $1,419,611 to $1,477,898 for the three months ended September 30, 2005 when compared to the same period in 2004. G&A was 26.9% and 23.8% of total revenue for the three months ended September 30, 2004 and 2005, respectively.
G&A for Retail increased by $80,972 (7.0%) from $1,163,291 to $1,244,263 for the three months ended September 30, 2005 when compared to the same period in 2004 due to a general increase in G&A expenses and NASDAQ listing fees related to the August stock split. The increases were offset by a significant decrease in executive bonus expense. Our policy is and has been to allocate all corporate G&A to Retail.
G&A for Bulk decreased by $17,727 (7.4%) from $241,110 to $223,383 for the three months ended September 30, 2005 when compared to the same period in 2004 due to a prior year 2004 bad debt write-off.
G&A expense for Services decreased by $4,958 (32.6%) from $15,210 to $10,252 for the three months ended September 30, 2005 when compared to the same period in 2004.

Net loss due to Hurricane Ivan — 2004
On September 11 and 12, 2004, Hurricane Ivan affected Cayman Islands operations and resulted in significant damage to our seawater conversion plants. Although covered by property insurance, under generally accepted accounting principles we were required to record the loss of $387,472 in the period the loss occurred and defer the recognition of the proceeds from the related insurance claim until such claim was confirmed by the insurance company. These proceeds were recorded in subsequent periods.
Other Income (Expense)
Total other income decreased by 6.5% from $306,326 to $286,349 for the three months ended September 30, 2005 when compared to the same period in 2004 as a result of an increase of $31,114 in interest expense associated with rising LIBOR rates.
Net Income
Net income increased by 138.0% from $424,032 to $1,009,349 for the three months ended September 30, 2005 when compared to the same period in 2004.
Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004
Revenue
Total revenue increased by 4.4% from $18,026,116 to $18,814,740 for the nine months ended September 30, 2005 when compared to the same period in 2004.
Revenue from Retail decreased by 0.9% from $9,634,096 to $9,549,318 for the nine months ended September 30, 2005 when compared to the same period in 2004. This decrease resulted from decreased demand for water due to reduced tourist arrivals in particular in the first quarter, resulting from the effects of Hurricane Ivan, which reduced sales to commercial customers.
These lower commercial sales were offset by a 37.4% volume increase in sales to residential customers in Grand Cayman. We believe that this increase in residential sales may be due to the re-location of some residents from properties on Grand Cayman that were damaged by Hurricane Ivan to the West Bay area, which was less severely impacted by the hurricane.
Efforts to rebuild hurricane damaged tourist properties are continuing at a rapid pace but a number of hotels and condominiums within our Cayman market have not yet reopened and new construction projects are still experiencing problems due to current year storm threats, labor shortages and delayed material deliveries. Until tourism returns to the 2004 pre-hurricane levels in the Cayman market, revenues from commercial customers within our Retail segment may continue to be flat or lower in the future than revenues reported for prior year comparable periods.
Revenue from Bulk increased by 9.3% from $7,716,477 to $8,435,746 for the nine months ended September 30, 2005, when compared to the same period in 2004. This increase was primarily the twofold result of additional consumption by our customer (Water Authority-Cayman) in the

Ocean Conversion (Cayman) Limited operations and to a lesser extent increased consumption by our customer (Belize Water Services Ltd.) in our Belize operation.
In addition, higher revenue related to the recovery of energy costs at our Windsor plant in The Bahamas was more than offset by pricing adjustments related to reduced deliveries associated with the fouling of RO membrane elements. We are in the process of remediating this problem through various cleaning procedures. Also, as we currently have six containerized desalination units on site to be used to supply water under our new Blue Hills contract, we expect to use excess supply water from these units to temporarily supplement production capacity at our Windsor plant.
Revenue from services (“Services”) increased by 22.8% from $675,543 to $829,676 for the nine months ended September 30, 2005 when compared to the same period in 2004 due to additional engineering fees charged to our affiliate, Ocean Conversion (BVI) Ltd., for work on the new water plant in Tortola, British Virgin Islands.
Cost of Sales
Total cost of sales increased by 10.7% from $10,327,401 to $11,432,236 for the nine months ended September 30, 2005 when compared to the same period in 2004 for the reasons explained below.
Cost of Retail sales decreased by 4.6% from $4,071,181 to $3,881,939 for the nine months ended September 30, 2005 when compared to the same period in 2004 primarily due to capitalization of engineering compensation directly attributable to a Cayman project expansion.
Cost of Bulk sales increased by 20.9% from $5,808,369 to $7,023,888 for the nine months ended September 30, 2005 when compared to the same period in 2004. The increase in cost of sales is disproportionately higher than the corresponding increase in revenues due to the additional operating costs related to fouling of RO membrane elements and higher energy costs at our Windsor plant in The Bahamas.
Cost of sales from Services increased by $78,558 (17.5%) for the nine months ended September 30, 2005 when compared to the same period in 2004 due to additional salaries and employee recruiting fees.
Gross Profit
The gross profit margin decreased from 42.7% to 39.2% for the nine months ended September 30, 2005 when compared to the same period in 2004.
General and Administrative Expense
Total general and administrative expense (“G&A”) increased by $528,866 (13.6%) from $3,892,809 to $4,421,675 for the nine months ended September 30, 2005 when compared to the same period in 2004. G&A was 21.6% and 23.5% of total revenue for the nine months ended September 30, 2004 and 2005, respectively.
Retail G&A increased by $575,691 (17.6%) from $3,276,086 to $3,851,777 for the nine months ended September 30, 2005 when compared to the same period in 2004 due to additional unanticipated audit, accounting and legal fees related to the Sarbanes-Oxley internal control review and certification process and increased Director’s compensation for meeting attendance and legal fees associated with our enhanced level of contract bidding, contract awards and financing initiatives. Our policy is and has been to allocate all corporate G&A to Retail.
Bulk G&A decreased by $47,566 (8.2%) from $582,088 to $534,522 for the for the nine months ended September 30, 2005 when compared to the same period in 2004 due to reduced administrative personal and lower insurance premiums in our Belize operations.
Services G&A increased by $741 (2.1%) from $34,635 to $35,376 for the nine months ended September 30, 2005 when compared to the same period in 2004.
Other Income (Expense)
Total other income increased by 15.3% from $776,373 to $894,891 for the nine months ended September 30, 2005 when compared to the same period in 2004.
Although interest expense increased $158,176 due to rising LIBOR rates, this was more than offset by an increase in both profit sharing and equity income from the investment in OCBVI, which has benefited from significant repairs made by the customer to their distribution system.
Net Income
Net income decreased by 6.0% from $4,111,990 to $3,864,760 for the nine months ended September 30, 2005 when compared to the same period in 2004.
Liquidity and Capital Resources
Overview
Cash flow is dependent upon the timely receipt of customer payments, operating expenses, the timeliness and adequacy of rate increases (excluding automatic adjustments to our rates for inflation and electricity costs) and various factors affecting tourism in the areas we operate such as weather conditions and the world economy.
Cash is provided by debt offerings, bank credit facilities, the exercise of options by management, from all of our business segment operations and from the collection of loans receivable.
We use cash to fund our various business segments in the Cayman Islands, Belize, The Bahamas, and Barbados to fund new projects, to expand our infrastructure, to pay dividends, to repay borrowings, to repurchase our shares when appropriate and to take advantage of new investment opportunities which expand operations.
Operating Activities
In the nine months ended September 30, 2005, we generated cash primary from operations and the collection of a payment from an insurance claim.

Investing Activities
Cash used in investing activities during the nine months ended September 30, 2005 was $9,571,404. Our investing activities primarily consisted of expenditures for new property, plant and equipment to replace equipment destroyed by Hurricane Ivan, a new water storage tank in Belize, the Blue Hills and Windsor plants in The Bahamas, six containerized RO desalination plants to be used at our existing Bahamas plant and a loan to an affiliate to design and construct a new plant in Tortola, British Virgin Islands.
Financing Activities
Cash provided by financing activities during the nine months ended September 30, 2005 was $6,386,928. Our primary financing activities consisted of the issuance of $10.0 million bonds to finance a portion of the Blue Hills project, an additional $1,323,811 from the issuance of shares though the exercise of stock options by certain members of management, the payment of dividends of $2,042,781 and principal payments on long term debt of $2,682,593.
Material Commitments and Material Expenditures
On April 11, 2005, the Company through Waterfields Company Limited accepted the terms set forth in the letter of acceptance with the Water and Sewerage Corporation (“WSC”) relating to the construction of the Blue Hills Plant, the expansion of the existing Windsor plant and, as part of its agreement, the requirement to provide engineering services and equipment to reduce the amount of water that is lost throughout WSC’s pipeline distribution system on New Providence. The Company will commit approximately $27.0 million for these projects over a 15 month period.
To finance part of the construction for this project, on July 1, 2005, Waterfields sold $10,000,000 Series A bonds solely to Bahamian citizens and permanent resident investors in the Bahamas. The bonds mature on June 30, 2015, at which time the outstanding principal amount must be paid in full. The bonds accrue interest at the annual fixed rate of 7.5% of the outstanding principal amount and interest payments are payable to the bondholders each year in March, June, September and December. Waterfields has the option to redeem the bonds in whole or in part without penalty commencing after June 30, 2008.
On November 4, 2005, the Company completed the offering of 2,005,610 Bahamian Depositary Receipts representing 401,122 ordinary shares of the Company. The net proceeds after expenses of the offering were approximately $6.6 million. These funds will be used to finance the Blue Hills Plant and the expansion of the Company’s existing Windsor plant.
Management of the Company believes that current available cash, current available unused bank lines of credit and future cash from anticipated operations will be sufficient to finance the construction of the Blue Hills and Windsor plant expansion and to fund the Company’s future operations. The Company intends, however, to seek additional cash through debt, equity or hybrid financing to complete the Blue Hills project.
The Company will also commit approximately $5.0 million over the next 8 months to design and construct a 500,000 Imperial gallon per day seawater desalination plant in Tortola, British Virgin Islands.

In addition, at September 30, 2005, the Company had committed approximately $1.7 million for capital expenditures related to various other projects, in various stages of completion, in all of our operations.
Our Scotiabank loan facility had an outstanding balance of $13,325,143 at September 30, 2005. We are required to make monthly payments of interest for all borrowings under a revolving line of credit and quarterly payments of interest for all amounts drawn down under two term loans.
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
Our Royal Bank of Canada loan facility had an outstanding balance of $581,634 at September 30, 2005. We are required to make quarterly payments of principal and interest on the loans through 2007.
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
The balance outstanding at September 30, 2005 was $800,000.
The Company currently owns 50% of the voting common shares and 50% of the profit sharing rights of OCBVI, which after considering non-voting shares owned by others, represents a 43.5% interest in OCBVI.

Dividends
On January 31, 2005, we paid a dividend of $0.0575 to shareholders of record on December 31, 2004, and on April 30, 2005, we paid a dividend of $0.0575 to shareholders of record on March 31, 2005.
On July 31, 2005, we paid a dividend of $0.06 to shareholders of record on June 30, 2005, and on October 31, 2005 we paid a dividend of $0.06 to shareholders of record on September 30, 2005.
On November 8, 2005, we declared a dividend of $0.06 payable on January 31, 2006 to shareholders of record on December 31, 2005.
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
Dividend Reinvestment and Common Stock Purchase Plan.
This program is available to our shareholders, who may reinvest all or a portion of their common cash dividends into shares of common stock at prevailing market prices. It also accepts optional cash payments to purchase additional shares at prevailing market prices.
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
Interest Rate Risk
As of September 30, 2005, we had loans outstanding totaling $13,906,777, all of which bear interest at various lending rates such as LIBOR, Cayman Island’s Prime Rate or the Nassau Prime Lending Rate. We are subject to interest rate risk to the extent that any of these rates change.
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
Based on this evaluation of these controls and procedures and the material weakness in the Company’s internal control over financial reporting described in the Company’s Form 10-K (the “Form 10-K”) for the fiscal year ended December 31, 2004, the Chief Executive Officer and Chief Financial Officer conclude that the Company’s disclosure controls and procedures were ineffective as of September 30, 2005.
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

PART II — OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On August 4, 2005, we issued 18,275 common shares to our employees pursuant to the terms and conditions of the Employee Share Option Plan. The aggregate total value of the common share issue was $168,130. The issuance of the shares was exempt from registration under Regulation S promulgated under the Securities Act of 1933 because the shares were offered and sold outside of the United States to non-US persons (as defined in Regulation S).
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

Dated: November 9, 2005