Form 10-K
period 2005-12-31
CONSOLIDATED WATER CO LTD
filed 2006-03-16
CIK 928340

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
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
COMMON STOCK, PAR VALUE $.60 (CI$0.50)

(Title of Class)

     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
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
     Yes ☐ No ☒
The aggregate market value of common stock held by non-affiliates of the registrant, based on the closing sales price for the registrant’s ordinary shares, as reported on the Nasdaq National Market on June 30, 2005, was $149,585,207.
As at June 30, 2005, there were 11,731,488 shares of the registrant’s common shares outstanding.
DOCUMENTS INCORPORATED BY REFERENCE : None
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
The official fixed exchange rate for conversion of BAH$ into U.S .$, as determined by the Central Bank of The Bahamas, has been fixed since 1973 at U.S.$ 1.00 per BAH$ 1.00.
The official fixed exchange rate for conversation of BDS$ into U.S. $ as determined by the Central Bank of Barbados has been fixed since 1975 at U.S.$ 0.50 = BDS$ 1.00.
The British Virgin Islands’ currency is U.S. $.

Section	Description	Page
PART I
Item 1.	Business	1
Item 1A.	Risk Factors	21
Item 1B.	Unresolved Staff Comments	26
Item 2.	Properties	27
Item 3.	Legal Proceedings	29
Item 4	Submission of Matters to a Vote of Security Holders	29
PART II
Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters	30
Item 6.	Selected Financial Data	33
Item 7.	Management’s Discussions and Analysis of Financial Condition and Results of Operations	34
Item 7A.	Quantitative and Qualitative Disclosure about Market Risk	46
Item 8.	Financial Statements and Supplementary Data	47
Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosures	95
Item 9A.	Controls and Procedures	95
PART III
Item 10.	Directors and Executive Officers of the Registrant	102
Item 11.	Executive Compensation	109
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	117
Item 13.	Certain Relationships and Related Transactions	120
Item 14	Principal Accounting Fees and Services	121
PART IV
Item 15	Exhibits and Financial Statement Schedules	122
SIGNATURES		131
Employee share option notice letter/Billy Banker
Employee share option notice letter/Chet Ritch
Employee share option notice letter/David Hooker
Employee share option notice letter/E. Triana
Employee share option notice letter/H. Rodriguez
Employee share option notice letter/Ivan Tabora
Employee share option notice letter/Luis Wood
Employee share option notice letter/Maggie Julier
Loan Agreement
Consultant Agreement
Subsidiaries of the Registrant
Consent of Rachlin Cohen & Holta LLP
Consent of Rachlin Cohen & Holtz LLP
Consent of KPMG
Consent of KPMG
Section 302 CEO Certification
Section 302 CFO Certification
Section 906 CEO Certification
Section 906 CFO Certification

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
     By making these forward-looking statements, the Company undertakes no obligation to update these statements for revisions or changes after the date of this Annual Report.

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
     As a result of our acquisition of DesalCo Limited in 2003, we acquired a 12.7% interest in Waterfields Company Limited. On July 30, 2003, we acquired a further 13.5% of Waterfields Company Limited (“Waterfields”) and effective August 1, 2003, we acquired an additional 64.7% interest resulting in total controlling interest of 90.9% of Waterfields. As a result of these acquisitions, our daily capacity more than tripled from approximately 2.9 to 10.9 million U.S. gallons per day. Our current capacity is 13.1 million U.S. gallons.
     Through these acquisitions, we obtained the exclusive right through October 2009 to distribute the DWEERTM Energy Recovery System for use in reverse osmosis seawater desalination plants in the Caribbean basin. We believe the DWEER TM System makes us more competitive when bidding for new plant construction projects.
     Our strategy is to provide water services in areas where the supply of potable water is scarce. We have focused on the Caribbean basin and adjacent areas as our principal market because these areas have (1) little or no naturally occurring fresh water; (2) limited taxes allowing for higher returns than most highly regulated countries and, (3) a large proportion of tourist properties, which historically have generated higher volume sales than residential properties.
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
     Our business group structure is defined based on areas of management responsibility, which are (i) the operations to supply water to retail customers, (ii) the operations to supply water to bulk customers, and (iii) the provision of engineering and management services. In 2003, we changed the composition of our reportable segments in the financial statements. The operations in the Cayman Islands and The Bahamas that had previously been reported as separate geographical segments are included in our Retail Water segment and the operation in Belize is included in our Bulk Water segment. Our Services segment is a new business segment created as a result of our acquisitions.
Financial Information about Business Segments
     Financial information about business segments is included in Note 18 in our consolidated statements set forth in Item 8. Financial Statements and Supplementary Data herein.
Business Combinations
     Our consolidated financial statements include the accounts of our wholly-owned subsidiaries Cayman Water Company Limited, Belize Water Limited, Ocean Conversion (Cayman) Limited, DesalCo Limited, DesalCo (Barbados) Ltd., Aquilex, Inc. and our majority owned subsidiary Waterfields Company Limited.
     The operating results of Ocean Conversion (Cayman) Limited, DesalCo Limited and DesalCo (Barbados) Ltd. have been included in the consolidated financial statements effective February 1, 2003. The operating results of Waterfields Company Limited have been included in the financial statements effective August 1, 2003. Our investment in Ocean Conversion (BVI) Ltd. is accounted for using the equity method of accounting. All inter-company balances and transactions have been eliminated.
RETAIL WATER OPERATIONS
     Our Retail water segment accounted for 51% of our revenues in 2005 (2004: 52%; 2003: 57%) and is comprised of businesses in the Cayman Islands and The Commonwealth of The Bahamas. These businesses produce potable water from seawater and distribute this water to end-users, including residential, commercial and government customers.
Retail Water Operations in the Cayman Islands
     In the Cayman Islands, we sell retail water to a variety of residential and commercial customers through our wholly owned subsidiary Cayman Water Company Limited.
     Our retail operations in the Cayman Islands currently produce potable water at three reverse osmosis seawater conversion plants in Grand Cayman, namely our Governor’s Harbour plant, West Bay plant and Britannia plant. The Britannia plant was destroyed by Hurricane Ivan in September 2004 but was rebuilt and placed back in operation in October 2005.
     We own the land where two of our three water plants are located and have entered into a lease which has over 21 years to run on the site where the third plant is located. The current production capacities of our Governor’s Harbour plant and West Bay plant are 1.2 million and 710,000 U.S. gallons per day, respectively. The production capacity of the Britannia plant is 750,000 U.S. gallons per day. Since the Governor’s Harbour and West Bay plants began production of water, they have consistently been capable of operating at or near their rated capacity.
     Feed water for the reverse osmosis units is drawn from deep wells with associated pumps on the properties. Reject water is discharged into brine wells on the properties at a deeper level than the feed water intakes.

     Electricity to our plants is supplied by Caribbean Utilities Co. Ltd., a publicly traded utility company. At all three plant sites from which we supply water to our distribution pipeline, we maintain diesel driven, standby generators with sufficient capacity to operate our distribution pumps and other essential equipment, but not our reverse osmosis desalination equipment, during any temporary interruptions in electricity supply.
     Due to the substantial damage incurred as a result of Hurricane Ivan in September 2004 and the costs incurred by Caribbean Utilities Company (“CUC”) to quickly restore power, CUC imposed a significant electricity rate surcharge which equated to an increase of 4.68% in the basic billing rate on all customers beginning August 1, 2005 and ending on July 31, 2008. We do not expect this event to have a material effect on our financial results of operations.
     In the event of an emergency, our distribution system is connected to the George Town, Grand Cayman distribution system of Water Authority-Cayman. In prior years in order to efficiently maintain our equipment, we have purchased water from Water Authority-Cayman for brief periods of time. We have also sold potable water to Water Authority-Cayman. After Hurricane Ivan, we purchased approximately 1.6 million U.S. gallons of water from the Water Authority-Cayman while we were making repairs to our own water production and distribution systems.
     Our pipeline system in the Cayman Islands covers the Seven Mile Beach and West Bay areas of Grand Cayman and consists of approximately 68 miles of PVC pipeline. We extend our distribution system periodically as property developments are completed. We have a main pipe loop covering a major part of the Seven Mile Beach area. We place extensions of smaller diameter pipe off our main pipe to service new developments in our service area. This system of building branches from the main pipe keeps construction costs low and allows us to provide service to new areas in a timely manner. During 2004 and 2005, we completed a number of small pipeline extensions into newly developed properties within our distribution system. Developers are responsible for laying the pipeline within their developments at their own cost, but in accordance with our specifications. When a development is completed, the developer then transfers operation and maintenance of the pipeline to us.
     We have a comprehensive layout of our pipeline system, which is maintained in a computer-aided design (“CAD”) system. This system is integrated with digital aerial photographs and a computer generated hydraulic model, which allows us to accurately locate pipes and equipment in need of repair and maintenance. It also helps us to plan extensions and upgrades.
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
     In the Seven Mile Beach area, our primary customers are the hotels and condominium complexes that serve the tourist industry. On September 11 and 12, 2004, Hurricane Ivan significantly damaged many of the hotel and condominium properties within our Cayman Islands license area. On August 1, 2005, the Government of the Cayman Islands reported that approximately 40% of Grand Cayman’s hotels rooms were fit for occupancy. The Government has reported that room availability has still not been fully restored to pre-Ivan levels at December 31, 2005. In the West Bay area, our primary customers are residential homes.

     Although adversely impacted by Hurricane Ivan, development continues to take place on Grand Cayman, and particularly in our licensed area to accommodate both the growing local population and the tourism market. Because our license requires us to supply water to developments in our licensed area, the planning department of the Cayman Islands government routinely advises us of proposed developments. This advance notice allows us to manage our production capacity to meet anticipated demand. We believe that we have, or have contracted for, a sufficient supply of water to meet the foreseeable future demand.
     We bill on a monthly basis based on metered consumption and bills are typically collected within 30 to 35 days after the billing date and receivables not collected within 45 days subject the customer to disconnection from water service. In 2005 and 2004, bad debts represented less than 1% of our total annual sales. Customers who have had their service disconnected must pay re-connection charges.
     The following table shows, for each of the five years ended December 31, 2005, our total number of customer connections at the end of each year and metered sales of water for that year:
Thousands of U.S. Gallons

	2005	2004	2003	2002	2001
Number of Customers	3,800	3,600	3,300	3,100	2,999

Metered Sales:
Commercial	427,439	451,609	429,013	405,545	358,711
Residential	157,924	122,699	107,528	103,661	104,002
Government	8,929	7,584	6,164	13,789	11,425

Total Metered Sales	594,292	581,892	542,705	522,995	474,138

     The table above does not precisely represent the actual number of facilities we service. For example, in hotels and condominiums, we may only have a single customer, who is the operator of the hotel or the condominium, but we actually supply water to all of the units within that hotel or condominium development. Of the customers indicated in the table above, 60.9% were residential, 37.9% were hotels, condominiums and other commercial customers and 1.2% were government facilities in the year ended December 31, 2005.
     In the past, demand on our pipeline distribution has varied throughout the year. Demand depends upon the number of tourists visiting and the amount of rainfall during any particular time of the year. In general, the majority of tourists come from the United States during the winter months.
     Before 1991, any owner of property within our licensed area could install water-making equipment for its own use. Since 1991, that option is only available to private residences, although water plants in existence prior to 1991 can be maintained but not replaced or expanded. When the Marriott Hotel was built in 1990 in our licensed area, the developer installed its own reverse osmosis seawater desalination equipment. The equipment proved unreliable, and on February 4, 1994, we entered into an agreement with the owner of the Marriott Hotel to supply between 60,000 and 180,000 U.S. gallons of water per month at our standard tariff rates. If we are required to supply more than 180,000 U.S. gallons in a month, we will provide the water at our standard tariff rates on a best effort basis. The owner of the hotel has indicated that it may refurbish the reverse osmosis equipment, but we do not believe the hotel has the right to refurbish or replace the plant under Cayman Islands law.
     In 1995, we entered into a 10-year agreement with the owner of the Westin Hotel. This agreement requires us to supply up to 1.86 million U.S. gallons per month at a discount to our standard tariff rates, and to supply any additional demand on a best efforts basis. The Westin Hotel maintains storage capacity on-site, assists pressurization with on-site re-pumping facilities, and has provided us with a letter of credit that covered the cost of water supply for 45 days. Since the expiration of this agreement in October 2005, we are supplying the Westin Hotel under the terms and conditions of our short term standard metering agreement.
     On February 1, 2002, we entered into an agreement to acquire the Britannia plant and to supply a minimum of 62.0 million U.S. gallons of potable water per year for 25 years on a take or pay basis to Cayman Hotel and Golf, Inc., the owner of the Hyatt Grand Cayman Resort and Britannia golf course. We are required by our government license to meet any water demand from our customer above the 62.0 million U.S. gallons of water supplied per year. A portion of the Hyatt Hotel has been closed since Hurricane Ivan and water demand under this contract has been reduced. Cayman Hotel and Golf, Inc. is invoiced for the monthly minimum balance. This credit resets every twenty-four months and as of December 31, 2005 Cayman Hotel and Golf had a credit of 58.6 million U.S. gallons, which must be used or is lost before May 31, 2006.
Retail Water Operations in the Bahamas
     In 2000, we entered into a water supply agreement with South Bimini International Ltd., a company incorporated in The Commonwealth of The Bahamas, and on July 11, 2001 we began to provide potable water from one reverse osmosis seawater conversion plant in South Bimini, The Bahamas capable of producing 115,000 U.S. gallons per day.
     Potable water is supplied to Bimini Sands Resort, a marina and condominium development and Bimini Beach Hotel, a 40-room hotel. The developer of the Bimini Sands Resort continues to develop the property, but we are not currently aware of any time schedule by the developer for the completion of the additional condominium units. Under our agreement, South Bimini International Ltd. is committed to pay for a minimum of 3,000 U.S. gallons of water per customer per month (36,000 U.S. gallons per customer per year) on a take or pay basis for the Bimini Sands Resort. The price of water supplied is adjusted for inflation annually based on Bahamian and U.S. government indices, and adjusted monthly for changes in the cost of electricity. During 2005, we supplied South Bimini International Ltd. with 4.8 million U.S. gallons of water. A portion of the hotel was destroyed by a hurricane in the fall of 2005 and may affect total demand.
     We believe that water sales in Bimini will continue to be cyclical. We expect that our sales will be higher during the summer months when tourists and fisherman arrive from the United States by boat, and when several large angling tournaments are traditionally held in Bimini. We expect that sales will be lower during winter months when the weather is not conducive to pleasure boat travel from the United States.
     We are presently taking steps to transfer and consolidate the Bimini operation to our Bahamian subsidiary, which would standardize our business license and tax status.

Retail Water Demand and Average Sales Price
     The table below lists the total volume of water we supplied on a quarterly basis for the five years ended December 31, 2005 to all of our Retail Water customers:
Thousands of U.S. Gallons

	2005	2004	2003	2002	2001
First Quarter	146,461	176,346	141,575	141,559	119,115
Second Quarter	159,745	175,813	144,134	146,488	129,305
Third Quarter	137,881	123,512	125,510	120,201	119,182
Fourth Quarter	154,972	110,754	134,957	119,231	107,536

Total	599,059	586,425	546,176	527,479	475,138

     Our average sales price of potable water sold to our Retail water customers for the three years ended December 31, 2005, 2004 and 2003 are as follows:

	2005	2004	2003
Average Sales Price Per 1,000 U.S. Gallons	$22.32	$20.62	$19.69

BULK WATER OPERATIONS
     Our Bulk water segment accounted for 45% of our revenues in 2005 (2004: 44%; 2003: 37%) and is comprised of businesses in the Cayman Islands, Belize, The British Virgin Islands and The Commonwealth of The Bahamas. These businesses produce potable water from seawater and sell this water to governments and private customers
Bulk Water Operations in the Cayman Islands
     In the Cayman Islands, we sell bulk water through our wholly owned subsidiary Ocean Conversion (Cayman) Limited. Ocean Conversion (Cayman) Limited provides water on a take or pay basis to the Water Authority-Cayman, a government owned utility and regulatory agency, under various licenses and agreements. The Water Authority-Cayman in turn distributes that water to properties in the parts of Grand Cayman that are outside of our retail licensed area. During 2005, we supplied the Water Authority-Cayman with 878 million U.S. gallons of water.
     We operate, but do not own, three additional reverse osmosis seawater conversion plants in Grand Cayman with a total installed capacity of 3.2 million U.S. gallons per day: the Red Gate Road plant with a production capacity of 1.3 million U.S. gallons per day, the Lower Valley plant with a production capacity of 1.1 million U.S. gallons per day and the North Sound plant with a production capacity of 792,000 U.S. gallons per day. Each of these plants was damaged to varying degrees from Hurricane Ivan in September 2004 and was restored to fully operational status and production capacity in the fourth quarter of 2004. The plants that we operate for Water Authority-Cayman are located on land owned by the Cayman Islands government.

     In January 2001, the Company was granted a seven-year water supply license by the government of the Cayman Islands to supply desalinated water from the Red Gate Road plant through December, 2008. Under the terms of this license, Ocean Conversion (Cayman) Limited is obligated to deliver to the Water Authority-Cayman the amount of water it demands or 1.2 million U.S. gallons of water per day on average each month, whichever is less.
     In October 2005, the Company was granted a seven-year extension to its water supply license by the government of the Cayman Islands to supply desalinated water from the Lower Valley plant through March, 2013. Under the terms of this license, the Company increased the capacity of the Lower Valley plant to 1.06 million US gallons per day in exchange for certain pricing changes.
     In December 2001, the Company was granted a seven-year water supply license, with effect from November 2002, by the government of the Cayman Islands and the Water Authority-Cayman to supply desalinated water from the North Sound plant through November 2009. Under the terms of this license Ocean Conversion (Cayman) Limited is obligated to deliver to the Water Authority-Cayman the amount of water it demands or 713,000 U.S. gallons of water per day on average each month, whichever is less.
Bulk Water Operations in Belize
     In Belize, we sell bulk water through our wholly owned subsidiary Belize Water Limited which we acquired on July 21, 2000. Belize Water Limited provides water to Belize Water Services Ltd. (“BWSL”), which distributes the water through its own pipe line system to residential, commercial and tourist properties in Ambergris Caye, Belize. During 2005, we supplied BWSL with 116.4 million U.S. gallons of water. Potable water is provided from one reverse osmosis seawater conversion plant capable of producing 420,000 U.S. gallons per day. During 2005 we completed the construction of a new water tank.
     On September 17, 2003, we entered into an exclusive 23-year contract with BWSL to supply a minimum of 1.75 million US gallons of water per week, or upon demand up to 2.1 million US gallons per week, on a take or pay basis. This contract terminates on March 23, 2026. BWSL has the option to advise us no later than six months before the termination date that it wishes to renew the contract for a further 25-year period on the same terms and conditions.
     On October 3, 2005, a controlling interest in BWSL was sold back to the Government of Belize. This transaction effectively reversed the privatization of BWSL. We do not anticipate that this change in control of our customer will affect our contractual arrangement with BWSL. Prior to this change in control, BWSL requested that we expand the production capacity of our plant by approximately 100,000 US gallons per day and we are presently preparing a design for such expansion and expect to have additional capacity on line in 2006.
     We own our production plant in Belize and lease the land on which our plant is located from the Government of Belize at an annual rent of BZE$1.00. The lease commenced on April 27, 1993 and was extended on January 2, 2004 to a period of 33 years.
     BWSL distributes our water primarily to residential properties, small hotels, and businesses that serve the tourist market. The base price of water supplied, and adjustments thereto, are determined by the terms of the contracts, which provide for annual adjustments based upon the movement in the government price indices specified in the contract, as well as monthly adjustments for changes in the cost of diesel fuel and electricity. Demand is less cyclical than in our other locations due to a higher proportion of residential to tourist demand.

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
Bulk Water Operations in the British Virgin Islands
     In The British Virgin Islands, we sell bulk water through an affiliate, Ocean Conversion (BVI) Ltd. (“OCBVI”), to the Government of The British Virgin Islands Water and Sewerage Department (“BVIW&S”), which distributes the water through its own pipeline system to residential, commercial and tourist properties on the islands of Tortola and Jost Van Dyke in the British Virgin Islands. During 2005, OCBVI supplied BVIW&S with 479.0 million U.S. gallons of water.
     OCBVI supplies desalinated water produced from its Baughers Bay desalination plant on a month-to-month basis, because the Government did not extend OCBVI’s water supply agreement. The Government did not make a terminal payment of $1.42 million to OCBVI, which would have entitled it to take possession of the Baughers Bay plant. On January 28, 2000, the Government advised OCBVI that it considered a water sales arrangement to be in force on a monthly basis until negotiations for a new agreement could be concluded. Negotiations on the terms of a new agreement have not proceeded since our acquisition of interests in OCBVI, so we are presently awaiting an indication from Government that they wish to meet to discuss terms of a new agreement.
     The Baughers Bay plant was expanded in December 2003 to a capacity of 1.7 million U.S. gallons per day. The plant is a seawater reverse osmosis plant with an advanced energy recovery system. It generates its own electrical power on site using two large Caterpillar diesel driven generator units. It also purchases electricity from the BVI Electric Co. to power ancillary equipment and provide building lighting.
     OCBVI is currently constructing a new reverse osmosis seawater desalination plant in Bar Bay, Tortola with a capacity of 700,000 U.S. gallons per day. The estimated total cost of the plant is $7.0 million and it is expected to be completed in September, 2006.
     On February 7, 2003, we completed our purchase of 50% of the issued and outstanding voting stock, certain profit sharing rights and all of the non-voting shares of Ocean Conversion (BVI) Ltd. Also on that date we surrendered 18.2% of our profit sharing rights for 45,000 non-voting shares of Ocean Conversion (BVI) Ltd. On May 9, 2003 we sold all of our non-voting shares of Ocean Conversion (BVI) Ltd. to Sage Water Holdings (BVI) Limited. We now own 50% of the voting shares and 50% of the profit sharing rights of Ocean Conversion (BVI) Ltd. and a 43.5% total interest. Under the Articles of Association of Ocean Conversion (BVI) Ltd., we appoint three of the six directors of the company. Sage Water Holdings (BVI) Limited, which owns the remaining 50% of the issued and outstanding voting shares, is entitled to appoint the remaining three directors. If there is a tied vote on any matter, the President of the Caribbean Water and Wastewater Association will be entitled to appoint a junior director to break the tie.
     We provide certain engineering and administrative services to OCBVI for a monthly fee and a bonus arrangement which provides for payment of 4.0% of net operating income of OCBVI.

     We account for our interests in Ocean Conversion (BVI) Ltd. using the equity method of accounting and therefore the operating results of Ocean Conversion (BVI) Ltd. are not consolidated in our financial statements. Income from this investment is included in our Bulk water operations segment.
Bulk Water Operations in The Bahamas
     In the Commonwealth of The Bahamas, we sell bulk water through our majority-owned subsidiary, Waterfields Company Limited (“WCL”), to the Water and Sewerage Corporation of The Bahamas (“WSC”), which distributes the water through its own pipeline system to residential, commercial and tourist properties on the Island of New Providence. During 2005, WCL supplied WSC with 853.0 million U.S. gallons of water.
     As a result of our acquisition of DesalCo Limited on February 7, 2003, we acquired a 12.7% interest in WCL. On July 30, 2003, we acquired a further 13.5% of WCL and effective August 1, 2003, acquired an additional 64.7% interest resulting in total controlling interest of 90.9% of WCL.
     We supply bulk water to WSC from our Windsor Plant under the terms of a 15-year water supply agreement dated May 7, 1996. In 2005, we completed an expansion of the plant’s capacity from 2.6 to 4.1 million U.S. gallons per day.
     We are required to provide WSC with at least 16.8 million US gallons per week of potable water, and WSC has contracted to purchase at least that amount from us on a take-or-pay basis. This water supply agreement expires on the later of March 1, 2013 or after the plant has produced approximately 13.1 billion U.S. gallons of water. At the conclusion of the initial term, WSC has the following options:
•	extend the term for an additional five years at a reduced rate specified in the agreement;

•	exercise a right of first refusal to purchase any materials, equipment and facilities that WCL intends to remove from the site, and negotiate a purchase price with Waterfields; or

•	require WCL to remove all materials, equipment and facilities from the site.
     During the past two years, we experienced various equipment failures and operational problems which caused us to incur penalties for not supplying minimum water volumes to WSC. We also incurred penalties for not meeting diesel fuel and electricity efficiencies specified in our water sale agreement with WSC. These penalties totaled $571,349 in 2005 and $313,408 in 2004, respectively. We have undertaken a program to replace certain equipment prone to repetitive failure and to reduce the fouling tendency of the feed water to the plant.
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
     On February 16, 2005, the government of the Commonwealth of The Bahamas announced that the Bahamas government accepted the bid of the Company to build a new seawater desalination plant (the “Blue Hills Plant”) on the island of New Providence. Although not part of the Blue Hills Plant bid, the Company also expanded its existing seawater desalination plant (the “Windsor Plant”) on the island of New Providence. On April 11, 2005, the company and WCL accepted the terms set forth in a formal letter of acceptance relating to the construction of the Blue Hills Plant.

     When completed in August, 2006, the Company expects that the Blue Hills Plant will produce 7.2 million U.S. gallons potable water per day and will be its largest seawater conversion facility. The expansion of the Windsor Plant, completed in December 2005, increased the capacity of that operation by approximately 40%. As part of its agreement with WSC, the Company is required to provide engineering services and equipment to reduce the amount of water that is currently lost throughout WSC’s pipeline distribution system on New Providence.
     In order to finance the construction of the Blue Hills Plant, the expansion of the Windsor Plant and provide the related engineering services described above, our Waterfield’s subsidiary sold $10.0 million Series A bonds in June 2005 to Bahamian citizens and permanent resident investors in the Bahamas. In November 2005, our offering of 2,023,850 Bahamian Depository Receipts to similar investors resulted in net proceeds after expenses of approximately $6.8 million.
Bulk Water Demand and Average Sales Price
     The table below lists the total volume of water we supplied on a quarterly basis for the four years ended December 31, 2005 to of our Bulk water customers:
Thousands of U.S. Gallons

	2005	2004	2003	2002
First Quarter	441,498	438,851	133,682	24,751
Second Quarter	456,625	458,455	208,107	30,206
Third Quarter	442,404	424,665	345,307	30,028
Fourth Quarter	506,892	424,434	414,404	27,552

Total	1,847,419	1,746,405	1,101,500	112,537

     Our average sales of potable water sold to our Bulk water customers for the three years ended December 31, 2005, 2004 and 2003 are as follows:

	2005	2004	2003
Average Sales Price Per 1,000 U.S. Gallons	$6.35	$5.90	$6.97

SERVICE OPERATIONS
     Our Service segment accounted for 4.0% of revenues in 2005 (2004: 4.0%; 2003: 6.0%).
Engineering and Management Services Operations
     We provide management, engineering and construction services for desalination projects and are the exclusive agents for sales of DWEER™ energy recovery systems for desalination plants in the Caribbean basin until October 2009. DesalCo Limited, which is recognized by suppliers as an original equipment manufacturer of reverse osmosis seawater desalination plants, also functions as the primary purchasing agent for our Company.

     In 2003, DWEER Technology Ltd. (“DWEER Tech”), the owner of the DWEER™ technology, licensed the worldwide rights to the DWEER™ technology to Calder AG, a Swiss company. On February 26, 2004 we entered into a new exclusive Caribbean distributorship agreement with Calder AG for the DWEER™ technology, and amended the terms of our distributorship agreement with DWEER Tech. Our agreements with Calder AG and DWEER Technology Ltd. were amended in 2005 to allow DesalCo Limited to manufacture components for legacy DWEER systems that currently operate in the majority of our desalination facilities.
     In July 2005, the Company entered into an Engineering & Consulting Agreement with Industrial Services, Inc. (“ISI”) and the sole shareholder of ISI, Scott Shumway, pursuant to which both will provide certain industrial project design, engineering and management services as requested. The sole shareholder has unconditionally guaranteed the performance of ISI.
     The term of the agreement is approximately 17 months but can be terminated by the Company with 14 days notice in the event of the death or incapacity of Mr. Shumway.
     The estimated total aggregate maximum payments over the term of the agreement are approximately $600,000.
     In 2005, the Company established a 100% owned U.S. subsidiary, Aquilex, Inc., to provide financial, engineering and supply chain management support services to certain operating segments of the Company.
Service Operations in Barbados
     Effective February 1, 2003, we acquired all of the issued and outstanding stock of DesalCo Limited. DesalCo Limited owned all of the issued and outstanding stock of DesalCo (Barbados) Ltd., a Barbados company, which operates a desalination plant for Sandy Lane Properties Ltd. in St. James, Barbados.
     Under the terms of a supply and operating agreement with Sandy Lane Properties Ltd., DesalCo Limited constructed and operates a seawater desalination plant which provides irrigation water for several golf courses on the Sandy Lane Resort. Sandy Lane Properties Ltd. owns the plant and property and DesalCo Limited operates the plant under the terms of a five-year operating agreement, which was to expire in January 2006. This agreement was recently extended through January, 2007.
     In 2005, 2004 and 2003, the agreement generated revenues of $410,701, $402,631 and $397,929, respectively. DesalCo (Barbados) Ltd. also pays the Company a monthly assignment equal to 8.0% of the gross revenue and certain operating expenses for engineering services.
     In October 2005, the Company entered into an agreement with Newwater Incorporated, a Barbados entity partly owned by Zenon Environmental of Canada, to mutually develop business opportunities involving potable and wastewater projects in new and existing markets.
The Government in the Cayman Islands, Customs Duties and Taxes
     The Cayman Islands are a British Overseas Territory of the United Kingdom and have had a stable political climate since 1670, when the Treaty of Madrid ceded the Cayman Islands to England. The Queen of England appoints the Governor of the Cayman Islands to make laws with the advice and consent of the legislative assembly. There are 15 elected members of the legislative assembly and three members appointed by the Governor from the Civil Service. The Cabinet is responsible for day-to-day government operations. The Cabinet consists of five ministers who are chosen by the legislative assembly from its 15 popularly elected members, and the three Civil Service members. The Governor has reserved powers and the United Kingdom retains full control over foreign affairs and defense. The Cayman Islands are a common law jurisdiction and have adopted a legal system similar to that of the United Kingdom.
     There are no local taxes on profits, income, distributions, capital gains or appreciation in the Cayman Islands. We have exemptions from, or receive concessionaire rates of customs duties on capital expenditures for plant and major consumable spare parts and supplies imported into the Cayman Islands as follows:
•	we do not pay import duty or taxes on reverse osmosis (“RO”) membranes, electric pumps and motors and chemicals, but we do pay duty at the rate of 10% of the cost, including insurance and transportation to the Cayman Islands, of other plant and associated materials and equipment to manufacture or supply water in the Seven Mile Beach or West Bay areas; and

•	Ocean Conversion (Cayman) Limited pays all customs duties up to 10% in respect of materials and supplies imported for the Red Gate plant and is reimbursed amounts in excess of this percentage by Water Authority-Cayman.
     A major source of revenue to the Cayman Islands government is a 7.5% or 9.0% stamp tax, depending on location, on the transfer of ownership of land in the Cayman Islands. During the period of November 14, 2001 to date, the stamp tax has been temporarily set at 5.0%. To prevent stamp tax avoidance by transfer of ownership of the shares of a company which owns land in the Cayman Islands (as opposed to transfer of the land itself), The Land Holding Companies (Share Transfer Tax) Law was passed in 1976. The effect of this law is to charge a company, which owns land or an interest in land in the Cayman Islands, a tax based on the value of its land or interest in land attributable to each share transferred. The stamp tax calculation does not take into account the proportion which the value of a company’s Cayman land or interest bears to its total assets and whether the intention of the transfer is to transfer ownership or part of a company’s entire business or a part of its Cayman land or interest.
     Prior to our common shares becoming publicly traded in the United States, we paid this tax on private share transfers. We have never paid the tax on transfers of our publicly traded shares and requested an exemption in 1994. On April 10, 2003, we received notice that the Cayman Islands government had granted an exemption from taxation for all transfers of our shares. We believe it is unlikely that government will seek to collect this tax on transfers of our publicly traded shares during 1994 through April 10, 2003.

The Government in The Bahamas, Customs Duties, and Taxes
     The Commonwealth of The Bahamas is a constitutional parliamentary democracy with the Queen of England as the constitutional head of state. The basis of Bahamian law and legal system is the English common law tradition with a Supreme Court, Court of Appeals, and a Magistrate court.
     We have not been granted any tax exemptions for our Bahamian operations. Bahamian companies are subject to an annual business license fee ranging from 1% to 2% of their gross revenues. We did not pay any business license fees to the Bahamian government in respect of our Bimini retail water operations since commencement of operations on July 11, 2001, other than contributions to the National Insurance Board Social Security Fund on behalf of our employees. We estimate our potential tax liability based on our gross revenues earned from commencement of operations to be less than $11,000.
The Government in Belize, Customs Duties and Taxes
     Belize (formerly British Honduras) achieved full independence from the United Kingdom in 1981. Today, Belize is a constitutional monarchy with the adoption of a constitution in 1991. Based on the British model with three independent branches, the Queen of England is the constitutional head of state, represented by a Governor General in the government. A Prime Minister and cabinet make up the executive branch, while a 29 member elected House of Representatives and a nine member appointed Senate form a bicameral legislature. The cabinet consists of a prime minister, other ministers and ministers of state who are appointed by the Governor-General on the advice of the Prime Minister, who has the support of the majority party in the House of Representatives. Belize is an English common law jurisdiction with a Supreme Court, Court of Appeals and local Magistrate Courts.
     The Government of Belize has exempted Belize Water Limited from certain customs duties and all revenue replacement duties until April 18, 2026, and company taxes until January 28, 2006. Belize levies a gross receipts tax on corporations at a rate varying between 0.75% and 25%, depending on the type of business, and a corporate income tax at a rate of 25% of chargeable income. Gross receipts tax payable amounts are credited towards corporate income tax. The Government of Belize recently increased certain business and personal taxes and created new taxes effective March 1, 2005. We are presently assessing whether these increases will have any impact on our business. Under the old tax structure without our exemption, we believe our business would be subject to a 1.25% gross receipts tax and income tax. Belize levies import duty on most imported items at rates varying between 0% and 45%, with most items attracting a rate of 20%. While the Government of Belize confirmed its commitment in a letter dated June 29, 1992 from the Financial Secretary of Belize to support all future applications for extensions or additional tax exemptions for the life of our water supply contract, future exemptions must be approved by the Belize legislature and we do not have any assurance that we will be granted any further tax exemptions after January 28, 2006.
The Government in the British Virgin Islands, Customs Duties and Taxes
     The British Virgin Islands is an Overseas Territory of the United Kingdom that was first settled by the Dutch in 1648 and annexed by the British in 1672. It adopted a constitution in 1977 and is now a constitutional democracy with three branches of government: the Executive Council, the Judiciary and the Legislative Council. Executive authority is vested in the Queen of England, exercised through her representative, the Governor. The Governor has responsibility for the courts, public service, police, and foreign affairs and full policy-making authority. The Governor is not a member of the Executive Council but receives assistance with the day-to-day operations of the government. The Executive Council is made up of various members of the legislature. The Parliament or Legislative Council is made up of thirteen

(13) seats with members elected by popular vote, serving up to but no more than four-year terms. The British Virgin Islands are an English common law jurisdiction with a Supreme Court, Court of Appeals and Magistrates Court.
     The British Virgin Islands imposes a corporate income tax at a rate of 15% of net income. However, Ocean Conversion (BVI) Ltd. received an exemption, under the water supply agreement with The British Virgin Islands government, from all taxes, duties, levies and impositions on items, which it imports for the Baughers Bay plant. We expect that this same exemption will apply to the Bar Bay plant when commissioned.
The Government in Barbados, Customs, Duties and Taxes
     Barbados is an independent island nation that was initially occupied by the British in 1627. It remained a British colony until 1961 when it was granted internal autonomy. Barbados gained full independence in 1966 but remains a member of the British Commonwealth that appoints the Governor General. The Governor General approves members of the Cabinet on the advice of the prime minister. The parliament consists of the senate whose 21 members are appointed by the Governor General and the assembly whose 30 members are popularly elected to five-year terms. Barbados is an English common law jurisdiction with a Supreme Court.
     The net income of DesalCo (Barbados) Ltd. is subject to a 33% Barbados corporate tax, and all dividend payments and supplier payments are subject to a Barbados withholding tax of 15%. DesalCo (Barbados) Ltd. pays for all customs duties due on parts and equipment for the plant since a concession on such duties held by Sandy Lane Properties Ltd. expired in March 2004. Value added taxes are paid by Sandy Lane Properties Ltd. DesalCo (Barbados) Ltd. has made all necessary tax filings and payments.
Government Regulation
     In the Cayman Islands, we are regulated by the Water Authority-Cayman on behalf of the Cayman Islands Government and believe that our operations comply with all local laws and regulations.
     We believe that our operations in The Bahamas, The British Virgin Islands and Barbados comply with all local laws and regulations, and are reviewing our Bahamian tax status as it relates to our Bimini operation, as discussed above.
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
     According to the most recent information published by the Economics and Statistics Office of the Cayman Islands Government, the population of the Cayman Islands was estimated in July 2004 to be approximately 43,000. According to the figures published by the Department of Tourism Statistics Information Center, during the year ended December 31, 2005 tourist air arrivals decreased by 35.4% and tourists cruise ship arrivals increased 6.2% over the same period in 2004.
     The decline in air travel in 2005 was primarily due to Hurricane Ivan, which impacted the tourist industry throughout 2005. Total visitors for the year increased only slightly to 1.5 million from 1.4 million over the same period in 2004. We believe that our water sales in the Cayman Islands are more positively impacted by tourists that arrive by air than by those arriving by cruise ship, since cruise ship tourists generally only remain on island for one day or less.
     Tourist air arrivals increased 110.0% and cruise ship arrivals increased 23.8% in January 2006 compared to the same period in 2005. At this time we are not able to determine whether this positive trend will continue through 2006.
     In December 2005, the 360-room Ritz Carlton Hotel, condominiums and golf course development began operations. The developer of this project has revised an anticipated full completion date to May 2006 because of the disruption caused by Hurricane Ivan in 2004. The development is required to purchase potable water from us for the hotel and condominiums under the terms of our exclusive license agreement, but not for its golf course. We have service agreements in place with the resort.
     During 2002, the government of the Cayman Islands amended the Development and Planning Law to permit construction of buildings up to seven stories in certain zones within our license area, including commercial and hotel zones. Previously, buildings in these zones were only permitted to be built to five stories. We believe that this change in the law will facilitate the development of certain properties within our license area that may have otherwise not developed under the old height restriction, and it has already facilitated the re-development of three existing properties, which have been demolished and are being re-built as multi-story structures.
     Our current operations in Belize are located on Ambergris Caye, which consists of residential, commercial and tourist properties in the town of San Pedro. This town is located on the southern end of Ambergris Caye. Ambergris Caye is one of many islands located east of the Belize mainland and off the southeastern tip of the Yucatan Peninsula. Ambergris Caye is approximately 25 miles long and, according to the Belize National Population Census 2000, has a population of about 4,500 residents, which has increased approximately 144% over the past ten years. We provide bulk potable water to Belize Water Services Limited, which distributes this water to this market. Belize Water Services Limited (“BWSL”) currently has no other source of potable water on Ambergris Caye. Our contract with BWSL makes us their exclusive producer of desalinated water on Ambergris Caye though 2026.
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
     Our current operations in the Bahamas are located on South Bimini Island and in Nassau on New Providence. The Bimini Islands consist of North Bimini and South Bimini, and are two of 700 islands which comprise the Bahamas. The Bimini Islands are located approximately 50 miles east of Ft. Lauderdale, Florida and are a premier destination for sport fishing enthusiasts. The population of the Bimini Islands is approximately 1,600 persons and the islands have about 200 hotel and guest rooms available for tourists. The total land area of the Bimini Islands is approximately 9 square miles.
     New Providence, Lyford Caye and Paradise Island, connected by several bridges, are located approximately 150 miles east southeast of the Bimini Islands. With an area of 151 square miles and a population of approximately 211,000, Nassau is the political capital and the commercial hub of the Bahamas. As the largest city with its famed Cable Beach, it accounts for more than two-thirds of the 4.0 million tourists who visit the Bahamas annually. New Providence is presently experiencing intermittent to severe water shortages and imports about one-half of its water from Andros Island, which lies 35 miles west of New Providence.
     The Company expects that the Blue Hills Plant will produce 7.2 million U.S. gallons potable water per day when completed in August, 2006 and it will be the Company’s largest seawater conversion facility. The expansion of the Windsor Plant, completed in December 2005, increased the capacity of that operation by approximately 40%, to 3.6 million U.S. gallons of potable water per day.
     The British Virgin Islands are an Overseas Territory of the United Kingdom and are situated east of Puerto Rico. They consist of 16 inhabited and more than 20 uninhabited islands, of which Tortola is the largest and most populated island. The islands are the center for many large yacht-chartering businesses.
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
     Our growth strategy is as follows:
•	We intend to continue to develop our production and distribution infrastructure and provide high quality potable water to our licensed area in the Cayman Islands. We have increased our share of the potable water market in the Cayman Islands as a result of our purchase of the Britannia plant and acquisition of Ocean Conversion (Cayman). We also intend to explore the feasibility of either acquiring or obtaining the license from the Cayman Islands government to operate Water Authority-Cayman, which supplies water to parts of Grand Cayman and Cayman Brac and has the right to supply water in Little Cayman.

•	We intend to expand our existing operations in the Cayman Islands, Belize, Barbados, The British Virgin Islands and the Commonwealth of The Bahamas. For example, through negotiations with Belize Water Services Limited, we have extended the term of our agreement to 23 years and increased the guaranteed minimum quantities supplied. We intend to seek new water supply agreements for other areas in Belize. Similarly, as the development of resort properties in Bimini continues, we expect to sell more water to additional customers further utilizing our current plant until the installation of a larger plant becomes necessary. In the British Virgin Islands, we expanded the capacity of our existing plant on the island of Tortola from 1.2 million to 1.7 million U.S. gallons per day in December 2003, and we are constructing a second plant, the Bar Bay plant, with a capacity of 700,000 U.S. gallons per day on the island.
•	We intend to expand our operations to other markets outside of our current areas of operation where there is need for potable water. In addition to our acquisitions, we are currently involved in preliminary discussions to operate water-making plants and to supply water in other new markets and may pursue these opportunities either on our own or through joint ventures and strategic alliances, such as the agreement with Newwater Incorporated previously described. So far, we have focused on various locations throughout the Caribbean basin and Central America.

•	We intend to broaden our existing and future operations into complementary services. Prior to the installation of a central wastewater system by the Cayman Islands government, we provided wastewater services on Grand Cayman. We may reenter this field in the Cayman Islands and intend to provide such services outside of the Cayman Islands.
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
     In addition, DesalCo Limited is the exclusive distributor in the Caribbean basin for the DWEER™ system produced by DWEER Technology Limited for use in reverse osmosis seawater desalination plants through October, 2009. An advanced energy recovery system, the DWEER™ system is utilized to efficiently recover energy from the high-pressure brine that is the by-product of the reverse osmosis desalination process. Unlike pump/turbine systems used in many desalination plants around the world, the DWEER™ system recovers nearly 100% of the energy contained in the reject water (or brine)

from the reverse osmosis process. As a result, the DWEER™ energy recovery system for reverse osmosis seawater desalination plants is one of the most energy efficient systems of its kind. The DWEER™ system is used on most of our all desalination plants designed by us since 1990.
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
Seasonal Variations in Our Business
     Our water sales in the Cayman Islands, Belize and Bimini are affected by demand but not significantly. We normally sell more water during the first and second quarters when greater numbers of tourists are present. Demand can be affected by both the weather and the tourist season. We sell less water during the third and fourth quarters, which normally experience higher rainfall amounts than other times of the year. We do not believe that our operations in Nassau and Tortola will be subject to significant seasonal variations in demand. Our operation in Barbados has been subject to significant demand variations since Sandy Lane finished the grow-in of the grass on their three golf courses in early 2003.
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
     On Ambergris Caye in Belize, our water supply contract with Belize Water Services Limited is exclusive, and Belize Water Services Limited can no longer seek contracts with other water suppliers, or produce water themselves, to meet their future needs in San Pedro, Ambergris Caye, Belize.
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
     In the British Virgin Islands, AquaDesign operates seawater desalination plants in West End and Sea Cows Bay, Tortola, and on Virgin Gorda and generally bids against OCBVI for projects. There are currently water shortages in certain areas of Tortola, particularly on the eastern end of the island, and we believe that additional desalination plants will be required to alleviate these shortages.
     DesalCo (Barbados) Ltd. operates a seawater desalination plant which provides irrigation water for several golf courses on the Sandy Lane Resort in St. James, Barbados. Ionics Inc. competed with us for this operating agreement. We expect that Ionics and other companies of comparable size and financial resources will compete with us for future agreements with the Sandy Lane Resort as well as any other agreements which we may seek in Barbados.
     To implement our growth strategy outside our existing operating areas, we will have to compete with the same companies we competed with for the Blue Hills project in Nassau, Bahamas such as AquaDesign/Ionics, Enerserve/Vivendi, IDE, Pridesa, Inima and Biwater. These companies currently operate in areas in which we would like to expand our operations. These companies already maintain worldwide operations and have greater financial, managerial and other resources than our company. We believe that our low overhead costs, knowledge of local markets and conditions, exclusive rights in the Caribbean to the DWEER™ energy recovery system and our efficient manner of operating desalinated water production and distribution equipment will provide us competitive advantage on projects in the Caribbean basin and surrounding areas.
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
     With respect to our Belize, Bahamas and British Virgin Islands operations, we are required by our water supply contracts to take all reasonable measures to prevent pollution of the environment. We are licensed by the Belize and Bahamian governments to discharge concentrated seawater, which is a byproduct of our desalination process, into deep disposal wells, and by British Virgin Islands government to discharge concentrated seawater into the sea. We operate our plants in a manner so as to minimize the emission of hydrogen sulfide gas into the environment. We are not aware of any existing or pending environmental legislation, which may affect our operations in Belize, the Bahamas and the British Virgin Islands. To date we have not received any complaints from any regulatory authorities regarding hydrogen sulfide gas emission, nor any other matter relating to operations.
     To the best of our knowledge, there is no existing or pending environmental legislation which may affect our operations in Barbados.
Employees
     We employ 62 persons in the Cayman Islands and ten in the United States. The eight executive management personnel have an average of 15 years experience with the Company or in a directly related position while 11 employees function in administrative and clerical positions. The remaining employees are engaged in engineering, purchasing, plant maintenance and operations, pipe laying and repair, leak detection, new customer connections, meter reading and laboratory analysis of water quality.
     We employ six persons in Belize to manage and operate our plant. Waterfields Company Limited presently employs 22 persons in The Bahamas. We employ four persons in Barbados to operate the water plant for Sandy Lane Properties and we manage the eight employees of Ocean Conversion (BVI) Ltd. in the British Virgin Islands. None of our employees is a party to a collective bargaining agreement. We consider our relationship with our employees to be good.
     The total of 112 employees have, on average, worked with us for seven years, with two employees having worked with us over 20 years.

ITEM 1A. RISK FACTORS
     We have described below some risks which may materially and adversely affect our business, financial condition or results of operations.
Our exclusive license for our service area in the Cayman Islands may not be renewed in the future and requires that we obtain prior approval for any rate increase for reasons other than inflation.
     In the Cayman Islands, we presently operate as a public water utility under an exclusive license originally issued to us in December 1979 by the government of the Cayman Islands. Our existing license expires on July 11, 2010. If we are not in default of any terms of the license, we have a right of first refusal to renew the license on terms that are no less favorable than those that the government offers to a third party. Nevertheless, we cannot assure you that the government will renew our license or that we will be able to negotiate a new license on satisfactory terms. We would retain ownership of our production infrastructure and substantially our entire distribution infrastructure if our license were not renewed.
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
     We presently operate as bulk water suppliers under water sales agreements in the Cayman Islands with our customer the Water Authority-Cayman, in Belize with our customer, Belize Water Services Limited, and in The Bahamas with our customers, the Water & Sewerage Corporation and South Bimini International Ltd. We presently operate a plant in Barbados under a service agreement for our customer Sandy Lane Properties Ltd. Upon expiration, these agreements may not be renewed or may be renewed on less favorable terms.
The British Virgin Islands Water and Sewerage Department has taken the position that our water supply agreement is operating on a month-to-month basis.
     We have accepted the position of The British Virgin Islands Water and Sewerage Department that Ocean Conversion (BVI) Ltd.’s existing water supply arrangement is in force on a month-to-month basis until negotiations for a definitive agreement are finalized. In May 1999, The British Virgin Islands government did not make a required buyout payment of $1.42 million for the Baughers Bay plant and has taken the position that the water supply agreement continues on a month-to-month basis. Thus, it is possible, but we believe it unlikely, that the government could cease purchasing water at any time. While Ocean Conversion (BVI) Ltd. has made attempts in the past to negotiate a new water supply agreement, there is no guarantee such agreement will be obtained, or if obtained, would be on terms favorable to Ocean Conversion (BVI) Ltd. Cessation of the government water purchases, or failure to negotiate a new agreement on terms favorable to us, could have an adverse effect on our results of operations. For the year ended December 31, 2005, gross revenue of our affiliate Ocean Conversion (BVI) Ltd. was $7,715,827. Our equity investment in Ocean Conversion (BVI) Ltd., as at December 31, 2005, was $11,305,281. In the event that the government ceased purchasing water from the Baughers Bay plant, or we negotiated a new contract with the government on less favorable terms than the existing supply arrangement, we would be required to evaluate this investment for impairment. In the event that we determined that this investment was impaired, we could incur significant expense to write off part or all of this investment, which would reduce our earnings during the period in which the investment was determined to be impaired.
Our business is affected by tourism, weather, the economies of the locations where we provide service and the U.S. and European economies.
     Tourist arrivals and weather within our operating areas affect the demand for our water to a greater extent in the Cayman Islands and in Belize than in The Bahamas, The British Virgin Islands and Barbados. In the Cayman Islands and Belize, the highest demand is normally in the first two quarters of each calendar year. The lowest demand for water occurs in the third quarter of each calendar year. A significant percentage of tourists visiting the Cayman Islands and Belize come from the U.S. or certain European countries. In addition, development activity in our service areas in the Cayman Islands is significantly impacted by the U.S. economy. Accordingly, a significant downturn in tourist arrivals to the Cayman Islands or in the U.S. or European economies for any reason would be detrimental to our revenues and operating results. Additional terrorist activities in the United States, Europe or in areas served by us or extended hostilities in the Middle East would likely have a material adverse effect on our business and results of operations.
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
     Further, part of our long-term growth strategy is to expand our water supply and distribution operations to other locations. Our expansion into new locations depends on our ability to obtain necessary permits, licenses and approvals to operate in new territories. We may not obtain these necessary permits, licenses and approvals in a timely and cost efficient manner, or at all.
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
The Windsor Contract may not be renewed in the future.
     The Windsor Contract expires on or near to March 2013 or after Waterfields has supplied 13.1 billion U.S. gallons to WSC. The Company cannot assure that WSC will renew the contract or that it will be able to negotiate a new contract on satisfactory terms. The Company would retain ownership of the production infrastructure if the Windsor Contract were not renewed. From time to time and since October 2004, the Company has been unable to deliver the required water volumes to WSC from the Windsor Plant because of mechanical equipment problems and fouling of the reverse osmosis membrane elements. As a result of this fouling, the Company has been subject to water rate adjustments that have reduced sales, and may or may not be technically in default of the Windsor Contract. The Company has implemented an extensive program to test and understand the cause of the membrane fouling which has increased and abated several times since the Windsor Plant was commissioned in December 1996. The Company has also undertaken to expand the capacity of the Windsor Plant in order to replace the production capacity that has been lost because of membrane fouling. WSC has not notified the Company that it is in breach of the terms of the Windsor Contract.
The Blue Hills Plant is larger than any other single desalination plant that we have built previously and revenue from this plant is substantially derived from fixed unit prices.
     Because of the size of the Blue Hills project, there were inherent uncertainties in the cost estimates to construct this facility and construction and/or operating cost overruns could materially affect the return on our investment. Additionally, the terms of the contract required us to guarantee the price of desalinated water on a per unit basis, subject to certain annual inflation adjustments, and assume the risk that the costs associated with producing this water may be greater than anticipated. The profitability of this project is therefore dependent on our ability to estimate accurately the costs of constructing as well as operating the plant. These costs were and can in the future be affected by a variety of factors, such as changes in the costs of materials and services or the delivery of such services since we submitted our bid in March 2004, lower than anticipated production efficiencies and hydro-geological conditions at the plant site differing materially from what was evaluated at the time we bid on the contract. If we did not estimate accurately the costs of this project or its operating costs, it may have a lower margin than expected, which could adversely affect our results of operations or financial condition.
     On March 10, 2005, Biwater International Limited, a corporation which was unsuccessful in its bid for the construction of the Blue Hills Plant, and Biwater Bahamas Limited (“BBL”) filed an application with the Supreme Court of The Commonwealth of The Bahamas for judicial review of WSC’s award for the construction of the Blue Hills Plant to the Company. The unsuccessful bidder and BBL are seeking an order from the court rescinding the award to the Company of the Blue Hills Plant construction project and an order awarding the project to the unsuccessful bidder. In the alternative, the unsuccessful bidder and BBL are seeking an order from the court awarding compensatory and exemplary damages to them. The Company is not a party to this action.
     The Company is currently performing its obligations under the Blue Hills contract and expects to complete the project in August, 2006. WSC has entered into an agreement to indemnify the Company against all expenses and losses incurred by the Company, including loss of profits, which the Company may incur if the court were to award the Blue Hills Project construction project to Biwater International Limited
We do not own a majority interest in Ocean Conversion (BVI) Ltd.
     We own 50% of the voting shares of Ocean Conversion (BVI) Ltd., which allows us to appoint three of the six directors of that company. Sage Water Holdings (BVI) Limited, which owns the remaining 50% of the voting shares, is entitled to appoint the remaining three directors. If there is a tied vote of the directors on any matter, the president of the Caribbean Water and Wastewater Association is entitled to appoint a temporary director to break the tie. As a result, we share the management of Ocean Conversion (BVI) Ltd. with Sage Water Holdings (BVI) Limited. Although we also provide management and engineering services to Ocean Conversion (BVI) Ltd., we do not fully control the operations, as our total ownership interest is 43.5%.
Our operations could be harmed by hurricanes.
     Another significant hurricane such as Ivan, which affected our Cayman Islands operations in September 2004, could cause major damage to our equipment and properties and the properties of our customers, including the large tourist properties in our areas of operation. This would result in decreased revenues and profits from water sales until our damaged equipment and properties are repaired and our customers and the tourism industry returned to the status quo before the hurricane. We insure all of our assets except for our feed wells and, in the Cayman Islands our underground water distribution system.
     Also, another significant hurricane such as Katrina, which affected an area in geographic proximity to several of our operations and significant suppliers, could disrupt our supply chain and/or the related delivery of components necessary to our operations, resulting in an adverse impact on our results of operations and financial condition.
Contamination to our processed water may cause disruption in our services and adversely affect our revenues.
     Naturally occurring or man-made compounds and events may contaminate our processed water. In the event that a portion of our processed water is contaminated, we may have to interrupt the supply of water until we are able to install treatment equipment or substitute the flow of water from an uncontaminated water production source. In addition, we may incur significant costs in order to treat a contaminated source of plant feed water through expansion of our current treatment facilities, or development of new treatment methods. Our inability to substitute processed water from an uncontaminated water source, or to adequately treat the contaminated plant feed water in a cost-effective manner may have an adverse effect on our revenues.
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
Potential government actions and regulations could negatively affect us.
     Any government that regulates our operations may issue legislation or adopt new regulations, including but not limited to:
•	restricting foreign ownership of our Company;

•	providing for the expropriation of our assets by the government;

•	providing for nationalization of public utilities by the government;

•	providing for different water quality standards;

•	unilateral changes to or renegotiations of our exclusive licenses; or

•	causing currency exchange fluctuations or devaluation’s or changes in tax laws.
We rely on the efforts of several key employees.
     Our success depends upon the abilities of our executive officers. In particular, the loss of the services of Jeffrey Parker, our Chairman of the Board, or Fredrick W. McTaggart, our President and Chief Executive Officer could be detrimental to our operations and our continued success. Although Messrs. Parker and McTaggart have entered into three-year employment agreements, which may be extended every year for an additional one-year term, we cannot guarantee that Mr. Parker or Mr. McTaggart will continue to work for us during the term of their agreements. In addition to Messrs. Parker and McTaggart, our Senior Vice President and our Vice Presidents have entered into non-compete agreements.
We are exposed to credit risk.
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
We are exposed to interest rate risk in several countries.
     As of December 31, 2005, we had loans outstanding totaling $12,850,542, all of which bear interest at various lending rates such as LIBOR, Cayman Island’s Prime Rate or The Bahamas Prime Lending Rate. We are subject to interest rate risk to the extent that any of these rates change.
Provisions in our Articles of Association and an Option Deed adopted by our Board of Directors may discourage a change in control of our Company.
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
     As a result of these provisions, which discourage or prevent an unfriendly or unapproved change in control of our Company, our shareholders may not have an opportunity to sell their common stock at a higher market price, which, at least temporarily, typically accompanies attempts to acquire control of a company through a tender offer, open market purchase or otherwise.
There may be a risk of variation in currency exchange rates.
     Although we report our results in United States dollars, the majority of our revenue is earned in other currencies. All of the currencies in our operating areas have been fixed to the United States dollar for over 20 years and we do not employ a hedging strategy against exchange rate risk associated with our reporting in United States dollars. If any of these fixed exchange rates becomes a floating exchange rate our results of operations could be adversely affected.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
     None.

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
     Britannia Plant
     On February 1, 2002, we purchased the Britannia seawater desalination plant in Grand Cayman, which consists of four seawater reverse osmosis production units with a combined nominal production capacity of 440,000 U.S. gallons of water per day, an 840,000 U.S. gallon bolted steel water tank, potable water high service pumps, and various ancillary equipment to support the operation. We have entered into a lease of the 0.73 acre site and steel frame building, which houses the plant, from Cayman Hotel and Golf Inc., for a term of 25 years at an annual rent of $1.00. In September, 2004 the seawater reverse osmosis production units and potable water high service pumps were destroyed by Hurricane Ivan. The depreciated value of this equipment was written off in 2004 and the full cost of replacement was funded from the proceeds of an insurance settlement. The production capacity of the plant has been expanded to 750,000 U.S. gallons per day and was re-commissioned in October, 2005.
     Distribution System
     We own our Seven Mile Beach and West Bay potable water distribution systems in Grand Cayman. The combined systems consist of polyvinyl chloride and polyethylene water pipes, valves, curb stops, meter boxes, and water meters installed in accordance to accepted engineering standards in the United States of America.
     Leased Properties
     In addition to the properties where our water plants are located, we lease approximately 5,451 square feet of office space at the Regatta Business Park, West Bay Road, Grand Cayman, Cayman Islands. The term of the lease is three years from April 1, 2005 and upon expiration may be renewed at our option for a further three-year period.

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
     Lower Valley Plant
     Ocean Conversion (Cayman) Limited provided the plant and equipment to Water Authority-Cayman under a seven-year vendor-financed sale and operating agreement. Ocean Conversion (Cayman) Limited operates the electrically-powered 850,000 U.S. gallons per day rated plant and supplied approximately 792,000 U.S. gallons of desalinated water per day to Water Authority-Cayman.
     In 2005 Water Authority-Cayman accepted our proposal to increase the capacity of the Lower Valley plant to 1.06 million U.S. gallons per day in exchange for a seven-year extension of the license.
     Ocean Conversion (Cayman) Limited leases the property on which the plant is located from Water Authority-Cayman for a minimal annual rent for the duration for the sale and operating agreement, which originally was set to expire on March 9, 2006, but was extended with the seven-year extension of the license. Responsibility for operation of the plant passes to Water Authority-Cayman upon expiration of the lease-purchase and operating agreement.
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

Belize Properties
     We own our San Pedro water production facility in Ambergris Caye, Belize. The plant consists of a one story concrete block building, which contains a seawater RO water production plant with a production capacity of 420,000 US gallons per day. We lease from the Government of Belize at an annual rent of BZ$1.00, land on which our plant is located. The lease commenced on April 27, 1993 and expires in 2026.
Bahamas Properties
     We own the water production facility in South Bimini. The plant consists of two 40 foot long standard refrigerated shipping containers, which contains a seawater reverse osmosis production plant with a rated capacity of 115,000 U.S. gallons per day, a 250,000 US gallon bolted steel potable water tank, a high service pump skid and an office trailer. The facility is located on a parcel of land owned by South Bimini International Ltd., and we are allowed, under the terms of our agreement, to utilize the land for the term of the agreement without charge.
     We own the water production facility in Nassau, New Providence, with a production capacity is 2.6 million U.S. gallons per day. The plant is powered by a combination of diesel engine-driven high-pressure pumps, and electrical power purchased from the Bahamas Electricity Corporation to power all other loads in the plant. The plant is contained within a 13,000-sq. ft. concrete and steel building that also contains a warehouse, workshop and offices. It is located on land owned by the Water and Sewerage Corporation of The Bahamas and our fifteen-year water sales agreement gives us a license to use the land throughout the term of that agreement.
U.S. Property
     On July 25, 2005, the Company guaranteed the financial obligations of a five year lease for about 7,200 square feet for Aquilex, Inc., a wholly owned subsidiary of the Company incorporated in the United States for the purpose of providing financial, engineering and supply chain management support services to operating segments of the Company.
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

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
Market Information
     Our Class A common stock is listed on the Nasdaq National Market and trades under the symbol “CWCO”.. Listed below, for each quarter of the last two fiscal years, are the high and low closing bid prices for the common stock on the Nasdaq National Market.

	High	Low
First Quarter 2005	$17.00	$14.20
Second Quarter 2005	19.87	16.40
Third Quarter 2005	22.24	18.15
Fourth Quarter 2005	20.70	15.30

First Quarter 2004	$10.46	$8.75
Second Quarter 2004	14.88	9.48
Third Quarter 2004	13.23	10.14
Fourth Quarter 2004	15.49	10.76
     On August 17, 2005 our shareholders approved a 2-for-1 stock split of our common stock payable to the shareholders of record on August 24, 2005. On August 25, 2005, the Company’s common stock began trading on the post-split basis. The stock split reduced the par value of our common stock to US$0.60 (approx. CI$0.50) from US$1.20 (approx. CI$1.00).
     All share and dividend amounts presented here have been retroactively adjusted to reflect the stock split.
     There is no trading market for our redeemable preferred shares, which are only issued to, or purchased by, long-term employees of our company and must be held by these employees for a period of four years before they vest.
     On October 1, 2005, we issued 8,970 shares of common stock to our directors under the Non-Executive Directors’ Share Plan.
     On September 27, 2005, the Company entered into a Second Deed of Amendment (the “Amendment”) to its Option Deed dated as of August 6, 1997 and as amended on August 8, 2005 between the Company and American Stock Transfer & Trust Company (the “Option Deed”).
     The Option Deed granted to each holder of a common and preferred share an option to purchase one one-hundredth of a class B common share at an exercise price of $100.00, subject to adjustment. If an attempt to take over control of the Company occurs, each shareholder of the Company would be able to exercise the option and receive common shares with a value equal to twice the exercise price of the option. Under circumstances described in the Option Deed, as amended, instead of receiving common shares, the Company may issue to each shareholder cash or other equity or debt securities of the Company, or the equity securities of the acquiring company, as the case may be, with a value equal to twice the exercise price of the option.
     Pursuant to the Amendment to the Option Deed, each holder of a common and redeemable preferred share has the option to purchase one one-hundredth of a class B common share at an exercise price of $50.00, subject to adjustment. The Amendment does not modify the Option Deed in any other material respect.
     The options are attached to each common share and redeemable preferred share, and presently have no monetary value. The options will not trade separately from the Company’s shares unless and until they become exercisable. The options, which expire on July 31, 2007, may be redeemed, at the option of the Company’s board of directors, at a price of CI$.01 per option at any time until ten business days following the date that a group or person acquires ownership of 20% or more of the Company’s outstanding common shares.
     Our 2,023,850 Bahamian Depository Receipts (“BDRs”) are listed and traded only on the Bahamian International Stock Exchange (“BISX”). There are currently 404,770 shares of our common stock underlying the BDRs held in a custodial account in The Bahamas. The BDRs are subject to dividend payments in proportion to their relative value our common shares when and if declared.
Holders
     On February 28, 2006, we had 802 holders of record of our common stock.
Dividends
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

     Listed below, for each quarter of the last two fiscal years, is the amount of interim dividends declared on our issued and outstanding shares of common stock and redeemable preferred shares. No final dividend was declared during the last two fiscal years.

First Quarter 2005	$0.0575 Per Share
Second Quarter 2005	0.0600 Per Share
Third Quarter 2005	0.0600 Per Share
Fourth Quarter 2005	0.0600 Per Share
First Quarter 2004	$0.0575 Per Share
Second Quarter 2004	0.0575 Per Share
Third Quarter 2004	0.0575 Per Share
Fourth Quarter 2004	0.0575 Per Share
Exchange Controls and Other Limitations Affecting Security Holders
     Our Company is not subject to any governmental laws, decrees or regulations in the Cayman Islands which restrict the export or import of capital, or that affect the remittance of dividends, interest or other payments to non-resident holders of our securities. The Cayman Islands does not impose any limitations on the right of non-resident owners to hold or vote our common stock other than stated below. There are no exchange control restrictions in the Cayman Islands.
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
     As discussed in Part I, Item 1, we were subject in the Cayman Islands to a stamp tax when our shares are transferred. Prior to our common shares becoming quoted in the United States, we paid this tax on private share transfers. We have never paid the tax on transfers of our publicly traded shares. Since 1994, we requested that the Cayman Islands government exempt us from the share transfer tax. On April 10, 2003, we received notice that the Cayman Islands government had granted an exemption from taxation for all transfers of our shares. We believe it is unlikely that government will seek to collect this tax on transfers of our publicly traded shares during the period 1994 through April 10, 2003.
     The information required by Item 201(d) of Regulation S-K is provided under Item 12 of this Annual Report.

ITEM 6. SELECTED FINANCIAL DATA
     The Company’s consolidated financial statements are prepared in accordance with the accounting principles generally accepted in the United States (“US-GAAP”). As a result, all financial information presented herein has been prepared in accordance with US-GAAP.
     The consolidated financial statements include the accounts of the Company’s wholly-owned subsidiaries Cayman Water Company Limited, Belize Water Limited, Ocean Conversion (Cayman) Limited, DesalCo Limited, DesalCo (Barbados) Ltd., Aquilex, Inc. and its majority owned subsidiary Waterfields Company Limited. The operating results of Ocean Conversion (Cayman) Limited, DesalCo Limited and DesalCo (Barbados) Ltd. have been included in the consolidated financial statements effective February 1, 2003. The operating results of Waterfields Company Limited have been included in the consolidated financial statements effective August 1, 2003. The results of operations of our investment in Ocean Conversion (BVI) Ltd. is accounted for using the equity method of accounting. All inter-company balances and transactions have been eliminated.
     Set forth below is selected financial data based upon our consolidated financial statements. The table contains information, expressed in US dollars, derived from our audited consolidated financial statements for the five-year period ended December 31, 2005. This selected financial data should be read in conjunction with the more detailed financial statements and related notes thereto contained elsewhere in this Annual Report. The audited consolidated financial statements for the years ended December 31, 2002 and 2001 and accountant’s reports thereon are not included in this Annual Report.

	Year Ended December 31,
	2005	2004	2003	2002	2001
Statement of Income Data:
Revenue	$26,187,205	$23,281,413	$19,054,205	$12,154,689	$11,248,105
Net Income	5,514,258	6,197,383	4,177,081	2,576,310	2,764,573

Balance Sheet Data:
Total Assets	88,365,191	70,825,049	68,562,126	25,507,637	22,721,178
Long Term Debt Obligations	19,378,212	12,856,226	16,633,437	2,074,609	1,213,804
Redeemable Preferred Stock	19,382	16,705	16,302	23,688	30,234

Dividends Declared Per Share	0.24	0.23	0.21	0.21	0.20
Basic Earnings Per Share	$0.47	$0.54	$0.43	$0.33	$0.36
Weighted Average Number of Shares	11,767,573	11,474,264	9,834,366	7,939,722	7,795,938

Diluted Earnings Per Share	$0.45	$0.53	$0.42	$0.32	$0.35
Weighted Average Number of Shares	12,161,407	11,759,010	10,075,060	8,175,064	7,999,382

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
     Our operations and activities are conducted at eleven plants in five countries: the Cayman Islands, Belize, Barbados, The British Virgin Islands and The Bahamas and in three business segments: Retail, Bulk and Services.
Comparative Operations

2005			2004
Location	Plants	Capacity*	Location	Plants	Capacity*
Cayman Islands	6	5.5	Cayman Islands	6	5.3
Bahamas	2	4.2	Bahamas	2	2.7
Belize	1	0.4	Belize	1	0.4
Barbados	1	1.3	Barbados	1	1.3
British Virgin Islands	1	1.7	British Virgin Islands	1	1.2

Total	11	13.1	Total	11	10.9

*Million U.S. gallons per day.
Prior to our acquisitions in 2003, we operated 5 plants with a capacity of 2.9 million U.S. gallons per day.
Cayman Islands
     We have been operating our business on Grand Cayman Island since 1973 and have been using RO technology to convert seawater to potable water since 1989. There is a limited natural supply of fresh water on the Cayman Islands. We currently have an exclusive license from the Cayman Islands government to process potable water from seawater and then sell and distribute that water by pipeline to Seven Mile Beach and West Bay, Grand Cayman. Our operations consist of six reverse osmosis seawater conversion plants which provide water to approximately 3,800 Retail residential and commercial customers within a government licensed area and Bulk water sales to the Water Authority-Cayman. Our pipeline system in the Cayman Islands covers the Seven Mile Beach and West Bay areas of Grand Cayman and consists of approximately 68 miles of polyvinyl chloride pipe. During 2005, we supplied approximately 594 million U.S. gallons (2004: 582 million U.S. gallons) of water to our Retail water customers and 878 million U.S. gallons (2004: 805 million U.S. gallons) to our Bulk customers in Grand Cayman.

Belize
     Our Belize operation, which was acquired on July 21, 2000, consists of one reverse osmosis seawater conversion plant on Ambergris Caye, Belize, Central America capable of producing 420,000 U.S. gallons per day. We sell water to one customer, Belize Water Services Limited, which then distributes the water through its own distribution system to residential, commercial and tourist properties on Ambergris Caye. During 2005, we supplied approximately 116 million U.S. gallons (2004: 110 million U.S. gallons) of water to our Bulk water customer in Belize.
Bahamas
     Our Bimini plant is capable of producing 115,000 U.S. gallons per day and provides potable water to Bimini Sands Resort and to the Bimini Beach Hotel. During 2005, we supplied approximately 5 million U.S. gallons (2004: 5 million U.S. gallons) of water to our retail water customer in Bimini, Bahamas.
     As a result of our acquisition of Waterfields Company Limited in August 2003, we acquired an additional reverse osmosis seawater conversion plant in The Bahamas. Waterfields produces potable water from one reverse osmosis seawater conversion plant in New Providence and has a total installed capacity of 2.6 million U.S. gallons per day. Waterfields Company Limited provides water from one plant, the Windsor plant, on the island of New Providence on a take or pay basis to the Water and Sewerage Corporation of the Bahamas under a long-term build, own and operate supply agreement. In October 2005, we expanded the capacity of this plant by 1.5 million U.S. gallons per day. During 2005, we supplied approximately 853 million U.S. gallons (2004: 831 million U.S. gallons) of water to our Bulk water customer.
Barbados
     The Barbados operation consists of a service agreement to operate one reverse osmosis seawater conversion plant with a capacity of 1.3 million U.S. gallons per day, which is owned by Sandy Lane Resort. This plant is operated by DesalCo (Barbados) Ltd., the wholly owned subsidiary of DesalCo Limited. The plant provides water to the Sandy Lane Resort and during 2005 we produced approximately 124 million U.S. gallons (2004: 140 million U.S. gallons).
British Virgin Islands
     We are in the market in the British Virgin Islands with an equity position and shared management control of Ocean Conversion (BVI) Ltd., which produces potable water from two reverse osmosis seawater conversion plants in Tortola. The plants have a total installed capacity of 1.7 million U.S. gallons per day and provides water to the Department of Water and Sewerage of the Ministry of Communications and Works of the Government of the British Virgin Islands. During 2005, we supplied approximately 479 million U.S. gallons (2004: 471 million U.S. gallons) of water to our bulk water customer.
Critical Accounting Policies
     We have identified the accounting policies below as those policies critical to our business operations and the understanding of results of operations. The preparation of consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to trade accounts receivable, goodwill and other intangible assets and property, plant and equipment. Our Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that may not be readily apparent from other sources. Actual results may differ from these estimates under different assumptions and conditions. We believe the following critical accounting policies are most important to the portrayal of our financial condition and results of operations and require management’s more significant judgments and estimates in the preparation of our condensed consolidated financial statements.
     Goodwill and other intangible assets: Goodwill represents the excess costs over fair value of the assets of an acquired business. Goodwill and intangible assets acquired in a business combination accounted for as a purchase and determined to have an indefinite useful life are not amortized, but are tested for impairment at least annually in accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 142 also requires that intangible assets with estimatable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets”. The Company periodically evaluates the possible impairment of goodwill. Management identifies its reporting units and determines the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units. The Company determines the fair value of each reporting unit and compares it to the carrying amount of the reporting unit. To the extent the carrying amount of the reporting unit exceeds the fair value of the reporting unit, the Company is required to perform the second step of the impairment test, as this is an indication that the reporting unit goodwill may be impaired. In this step, the Company compares the implied fair value of the reporting unit goodwill with the carrying amount of the reporting unit goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit to all the assets (recognized and unrecognized) and liabilities of the reporting unit in a manner similar to a purchase price allocation, in accordance with SFAS No. 141, “Business Combinations”. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. If the implied fair value is less than its carrying amount, the impairment loss is recorded. Our annual tests resulted in no goodwill impairment.
     Property, plant and equipment: Property, plant and equipment is stated at cost less accumulated depreciation. Depreciation commences in the month the asset is placed in service and is calculated using a straight-line method with an allowance for estimated residual value. Rates are determined based on the estimated useful lives of the assets as follows:

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
Quarterly Results of Operations
     The following table presents unaudited quarterly results of operations for the eight quarters ended December 31, 2005. We believe that all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly such quarterly information.

	For the year ended December 31, 2005
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Total revenue	$6,057,485	$6,552,868	$6,204,386	$7,372,466
Gross profit	2,397,860	2,782,229	2,202,414	2,971,894
Net income	1,374,051	1,481,359	1,009,349	1,649,499
Diluted earnings per share	0.12	0.12	0.08	0.13

	For the year ended December 31, 2004
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Total revenue	$6,337,697	$6,409,364	$5,279,054	$5,255,298
Gross profit	2,907,223	2,849,545	1,942,423	1,910,509
Net income	1,923,922	1,764,040	424,032	2,085,389
Diluted earnings per share	0.17	0.15	0.04	0.17
Results of Operations
Year Ended December 31, 2005 Compared to Year Ended December 31, 2004
Revenue
     Total revenue increased by 12.5% from $23,281,413 to $26,187,205 for the year ended December 31, 2005 when compared to the same period in 2004.
     Revenue from Retail increased 10.6% from $12,089,491 to $13,372,103 in 2005 when compared to 2004. This variation primarily reflected increased demand by residential customers in Grand Cayman, particularly in the West Bay service area, which experienced a 29.0% increase in volume sales. We believe many residents relocated to West Bay in the wake of Hurricane Ivan’s damage in late 2004.

     Efforts to rebuild damaged tourist properties are continuing at a rapid pace but one hotel and a number of condominiums within our Cayman market have not yet fully reopened and new construction projects experienced problems due to storm threats, labor shortages and delayed material deliveries. Commercial sales were down 5.4% in 2005 versus 2004. Until tourism returns to the 2004 pre-hurricane levels in the Cayman market, revenues from commercial customers within our Retail segment may continue to be flat or lower in the future.
     Revenue from Bulk increased 13.8% from $10,303,074 to $11,724,438 for the year ended December 31, 2005 when compared to the same period in 2004. This increase was primarily the twofold result of additional consumption by our customer (Water Authority-Cayman) in the Cayman Islands and to a lesser extent increased consumption by our customer in Belize.
     In addition, although we did experience higher revenue related to the recovery of energy costs at our Windsor plant in The Bahamas, this was more than offset by pricing adjustments of approximately $571,000 in 2005 and $313,000 in 2004 related to reduced deliveries associated with the fouling of RO membrane elements throughout 2005 and 2004. We are in the process of remediating this problem through various cleaning procedures and equipment modifications, and have placed six containerized desalination units on the Windsor site which are being used to supply water under our new Blue Hills contract and to supplement water production capacity at Windsor.
     Revenue from services (“Services”) increased 22.7% from $888,848 to $1,090,664 for the year ended December 31, 2005 when compared to the same period in 2004 due to additional engineering fees charged to our affiliate, Ocean Conversion (BVI) Ltd., for work on the new water plant in Tortola, British Virgin Islands.
Cost of Sales
     Total cost of sales increased by 15.8% from $13,671,713 to $15,832,808 for the year ended December 31, 2005 when compared to the same period in 2004.
     Cost of Retail sales increased 2.3% from $5,250,372 to $5,369,550 for the year ended December 31, 2005 compared to the same period in 2004 due to additional variable costs associated with the 10.6% increase in sales.
     Cost of Bulk sales increased 26.1% from $7,798,225 to $9,832,109 for the year ended December 31, 2005 when compared to the same period in 2004. The increase in cost of sales is disproportionately higher than the corresponding increase in revenues due to the additional operating costs related to fouling of RO membrane elements and higher energy costs at our Windsor plant in The Bahamas.
     Cost of sales from Services increased by $8,033 (1.3%) for the year ended December 31, 2005 when compared to the same period in 2004 due to additional non-capitalized payroll expense and employee recruiting fees associated with the general expansion of our business.
Gross Profit
     The gross profit margin decreased from 41.3 % to 39.5% for the year ended December 31, 2005 when compared to the same period in 2004, for the reasons explained above.

General and Administrative Expense
     Total general and administrative expense (“G&A”) increased by $1,007,029 (19.6%) from $5,138,182 to $6,145,211 for the year ended December 31, 2005 when compared to the same period in 2004. G&A was 23.5% and 22.1% of total revenue for the respective years ended December 31, 2005 and 2004.
     Retail G&A increased by $1,019,385 (23.7%) from $4,300,916 to $5,320,301 for the year ended December 31, 2005 when compared to the same period in 2004 due to (i) an additional $400,000 in unanticipated audit, accounting and legal fees involving the Sarbanes-Oxley internal control review and certification process, (ii) increase in the number of Director’s meetings held during the year, (iii) increased legal fees associated with our enhanced level of contract bidding, contract awards and financing initiatives and (iv) a general increase in expenses to support our higher level of activity. Our policy is and has been to allocate all non-direct corporate G&A to Retail.
     Bulk G&A decreased $14,294 (1.8%) from $786,337 to $772,043 for the year ended December 31, 2005 when compared to the same period in 2004.
     Services G&A increased $1,938 to $52,867 for the 2005 year.
Other Income (Expense)
     Total other income increased by 4.8% from $1,216,870 to $1,275,158 for the year ended December 31, 2005 when compared to the same period in 2004.
     Although interest expense increased $202,884 due to rising LIBOR rates, this was more than offset by an increase in both profit sharing and equity income from the investment in OCBVI, which has benefited from higher sales since the customer made significant repairs to their distribution system.
Net Income
     Net income decreased 11.0% from $6,197,383 to $5,514,258 for the year ended December 31, 2005 when compared to the same period in 2004. The prior year, however, included a one time gain of $591,404 attributable to an insurance recovery with respect to Hurricane Ivan. The decrease in net income, after taking this gain into effect, was 1.6% from the prior year.
Year Ended December 31, 2004 Compared to Year Ended December 31, 2003
Revenue
     Revenue increased by 22.2% from $19,054,205 to $23,281,413 for the year ended December 31, 2004 when compared to the same period in 2003.
     Revenue from our retail water (“Retail”) operations increased by 10.7% from $10,918,151 to $12,089,151 for the year ended December 31, 2003 and 2004, respectively. This increase is due to higher water sales in our primary market in the Cayman Islands, as a result of an increased demand in both our tourist volume and residential developments before Hurricane Ivan affected the Cayman Islands in mid September 2004. Published tourist air arrival records thru August 2004 indicate a 13.5% increase for the eight months ended August 31, 2004 over the same period in the prior year. After Hurricane Ivan no overnight tourist visitors were allowed on to the Island until the end of November 2004.

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
     Revenue from services (“Services”) decreased by 18.5% from $1,090,293 to $888,848 for the year ended December 31, 2003 and 2004, respectively. All Services revenues pertain to DesalCo Limited and its wholly-owned subsidiary DesalCo (Barbados) Ltd. The decrease was due to fewer construction projects and the related decrease in engineering fees that are charged on labour and material costs associated with these projects. During 2003, we substantially completed our existing construction projects and did not commence any new construction projects.
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
     The increase in our equity income from our investment in Ocean Conversion (BVI) Ltd. was due to increased sales. In 2003, we completed the expansion of this plant but were unable to increase sales due to damaged distribution equipment of our customer. In 2004, our customer made significant repairs to its distribution system.
Cost of Sales
     Total cost of sales increased by 21.6% from $11,240,448 to $ 13,671,713 for the year ended December 31, 2004 when compared to the same period in 2003. During this same period, our total revenue increased by 22.2%.

     Cost of sales of our Retail operations increased by 5.6% from $4,972,300 to $5,250,372 for the years ended December 31, 2003 and 2004, respectively, while our Retail revenue increased by 10.7% for the year ended December 31, 2004. This increase in cost of sales resulted primarily from additional variable costs related to the production of the additional water sold up to September 12, 2004 when Hurricane Ivan damaged our Cayman Island operations. From that point until December31, 2004 we produced significantly less water than last year but still incurred fixed operating costs.
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
Gross Profit
     The gross profit margin increased from 41.0% to 41.3% for the year ended December 31, 2004 when compared to the same period in 2003, for the reasons explained above.
General and Administrative Expenses
     Total general and administrative expenses increased by 36.1% from $3,775,357 to $5,138,182 for the year ended December 31, 2004 when compared to the same period in 2003. General and administrative expenses were at 19.8% and 22.1% of total revenue for the years ended December 31, 2003 and 2004, respectively.
     General and administrative expenses related or allocated to our Retail operations increased by 60.2% from $2,684,216 to $4,300,916 for the years ended December 31, 2003 and 2004, respectively. This increase is comprised of additional audit costs expensed in 2004 related to the work performed on the 2003 acquisitions, higher 2004 audit fees, legal and consulting fees related to Sarbanes-Oxley internal control review process, increases in salaries and bonuses, additional administrative staff costs, increases in director fees and higher insurance premiums.
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
Net insurance recovery from Hurricane Ivan
     On September 11 and 12, 2004, Hurricane Ivan significantly affected our Cayman Islands operations. As a result, we suffered damage to our seawater conversion plants. Five out of six of our seawater conversion plants suffered minor to moderate damage and our Britannia plant suffered catastrophic damage. Based on our assessment, the Britannia water production, post treatment and distribution equipment was a total loss and had been included in our insurance claim. We met all of our customers’ water demands without this plant in operation and expected to replace this equipment before the end of May 2005. Our remaining production capacity was sufficient to meet the needs of our customers until the production capacity of our Britannia plant was replaced. The Britannia plant was rebuilt and re-commissioned in October 2005 with an expanded production capacity of 750,000 U.S. gallons per day.
     Under generally accepted accounting principles, we are required to record the loss of any property, which must be replaced or now has a revised useful life, in the period the loss occurs, and record any gain from the related insurance claim only when the recovery is probable. We estimated a loss of $2,541,501 consisting of plant and equipment of $1,351,563, spare parts inventories of $111,839 and $1,078,099 relating to the rebuilding of the Cayman Islands operations as of December 31, 2004. These amounts were recorded as part of income from operations as an unusual gain in the income statement as “Net insurance recovery due to Hurricane Ivan”. The Company also suffered loss of profits during the period that we were unable to sell water to our Cayman Islands customers and we have quantified this loss of profits at $818,700. This has been fully covered as part of claim for such loss to our insurer under our Loss of Profits insurance.
     In February 2005, we accepted a final settlement from the insurance company of $3,132,905, offsetting our total loss of $2,541,501.
Net Income
     Net income increased by 48.4% from $4,177,081 to $6,197,383 for the year ended December 31, 2004 when compared to the same period in 2003.
Liquidity and Capital Resources
Overview
     Our cash flows are dependent upon the timely receipt of customer payments, operating expenses, the timeliness and adequacy of rate increases (excluding automatic adjustments to our rates for inflation and electricity costs) and various factors affecting tourism in the areas we operate such as weather conditions and the world economy.
     Cash is provided by debt offerings, bank credit facilities, the exercise of options by management, from all of our business segment operations and from the collection of loans receivable.

     We use cash to fund our various business segments in the Cayman Islands, Belize, The Bahamas, Barbados, the British Virgin Islands and the United States of America to fund new projects, to expand our infrastructure, to pay dividends, to repay borrowings, to repurchase our shares when appropriate and to take advantage of new investment opportunities which expand operations.
Operating Activities
     In the year ended December 31, 2005, we generated $7,824,572 in cash primarily from operations and the collection of a payment from an insurance claim.
Investing Activities
     Cash used in investing activities during the year ended December 31,2005 was $16,456,265.
     Our investing activities primarily consisted of expenditures for new property, plant and equipment to replace equipment destroyed by Hurricane Ivan, a new water storage tank in Belize, the Lower Valley plant in the Cayman Islands, the Blue Hills and Windsor plants in The Bahamas, six containerized RO desalination units to be used at our existing Bahamas plant and a loan to an affiliate to design and construct a new plant in Tortola, British Virgin Islands.
Financing Activities
     Cash provided by financing activities during the year ended December 31, 2005 was $11,370,374.
     Our primary financing activities consisted of the issuance of $10.0 million in bonds and an equity offering of Bahamian Depository Receipts (“BDRs”), the latter which provided net proceeds of approximately $6.8 million, both to finance the Blue Hills project. We also collected $1,311,597 from the issuance of shares though the exercise of stock options by certain employees and members of management.
     Dividend payments of $2,750,341 and principal payments on long term debt of $3,738,828 were made.
Material Commitments, Expenditures and Contingencies
     The following table summaries our contractual obligations as at December 31, 2005:

					2013 and
	Total	2006	2007 - 2009	2010 -2012	Thereafter
Long term debt	$12,850,542	$3,472,331	$8,663,929	$714,282	$—
Series A bond	10,000,000	—	—	—	10,000,000
Employment agreements	2,694,700	1,160,800	1,533,900	—	—
Operating leases	1,027,416	317,189	583,878	126,349	—
Other	349,628	96,809	202,819	—	50,000
     On February 16, 2005, the Government of the Commonwealth of the Bahamas accepted the bid of the Company and Waterfields Company Limited to build the Blue Hills plant, expand the existing Windsor plant and to provide engineering services and equipment to reduce the amount of water that is lost throughout its pipeline distribution system on New Providence. We believe the total cost of this project (the “Blue Hills Project”) will be approximately $29.0 million.
     To finance a portion of this project, on July 1, 2005 Waterfields Company Limited sold $10,000,000 Series A bonds solely to Bahamian citizens and permanent resident investors in the Bahamas. The bonds mature on June 30, 2015 and accrue interest at the annual fixed rate of 7.5% of the outstanding principal amount. Interest is payable quarterly. Waterfields has the option to redeem the bonds in whole or in part without penalty commencing after June 30, 2008. The Company has issued a guarantee of Waterfields’ obligations to pay all principal and accrued interest due to the Waterfields Series A bondholders if and when there is an “event of default,” as defined in the Guarantee. If the Company pays any amounts to the bondholders pursuant to the provisions of the Guarantee, the Company will be subrogated to all rights of the bondholders in respect of any such payments. The Guarantee is a general unsecured obligation of the Company junior to any secured creditor.
     On November 4, 2005, the Company completed the offering of 2,023,850 Bahamian Depositary Receipts representing 404,770 shares of the Company’s common stock. The net proceeds of the offering were approximately $6.8 million and will also be used to finance the Blue Hills Project.
     The Company is constructing a 500,000 Imperial gallon per day seawater desalination plant in Tortola, British Virgin Islands which is expected to cost approximately $7.0 million and be operational in July, 2006.
     On May 25, 2005, the Company entered into a loan agreement with its affiliate in Tortola pursuant to which the Company has agreed to loan it $3.0 million. The loan principal is due and payable on June 1, 2007 and interest accrues at the LIBOR rate plus 3.5% and is payable quarterly on amounts drawn down commencing July 2005. The loan can be repaid at any time without penalty and is subordinated to existing bank indebtedness. The balance outstanding at December 31, 2005 was $800,000. The Company currently owns a 43.5% interest in OCBVI.
     In addition, the Company expects to commit between $2.5 and $3.0 million for capital expenditures related to various other projects, in various stages of completion, in all of our operations.
     Our Scotiabank $20.0 million loan facility had an outstanding balance of $12,42,858 at December 31, 2005. We are required to make monthly payments of interest for all borrowings (currently none) under a $2.0 million revolving line of credit and quarterly payments of interest for all amounts drawn down under this term loan facility.
     We have collateralized all borrowings under the Scotiabank loan facilities by providing a first lien on all of our assets, including the capital stock of subsidiaries and the investment in equity we acquired. The loan agreement for the two facilities contains standard terms and conditions for similar bank loans made in the Cayman Islands, including acceleration of the repayment of all borrowings upon the demand of Scotiabank & Trust (Cayman) Ltd. in the event of default.
     We have guaranteed to Scotiabank 50% of the OCBVI loan of $255,000. This loan is repayable in semi-annual installments of $125,000 with the balance of principal due May 31, 2006, bearing interest at 3-month LIBOR plus 1.5%.
     Our Royal Bank of Canada loan facility had an outstanding balance of $255,631 at December 31, 2005. We are required to make quarterly payments of principal and interest on the loans through 2007. We also have an unused $500,000 line of credit with Royal Bank of Canada.

     As a result of our acquisition of interests in Waterfields Company Limited, we guaranteed the performance of Waterfields Company Limited to the WSC as it relates to the water supply contract between the two parties.
     Through performance and operation bonds, the Royal Bank of Canada, Nassau has made guarantees in the total amount of $3,910,775 to WSC that the Company shall duly perform and observe all terms and provisions pursuant to contracts between the parties. In the event of default, the Royal Bank of Canada shall satisfy and discharge any damages sustained by WSC up to the guaranteed amount. The Company has guaranteed reimbursement to Royal Bank of Canada for any payments made thereon.
     In July 2005, the Company entered into an Engineering & Consulting Agreement with Industrial Services, Inc. (“ISI”) and the sole shareholder of ISI, Scott Shumway, pursuant to which both will provide certain industrial project design, engineering and management services as requested. Mr. Shumway has unconditionally guaranteed the performance of ISI.
     The term of the agreement is approximately 17 months but can be terminated by the Company with 14 days notice in the event of the death or incapacity of the sole shareholder.
     The estimated total aggregate maximum payments over the term of the agreement are approximately $600,000.
     In addition to current available cash, cash flow from operations and current available bank lines of credit, we may need to obtain additional debt or equity financing to complete our plant construction projects and fund our other capital commitments. We believe such additional financing, if required, will be available to us. However, we may not be successful in obtaining this financing on terms we consider acceptable, in which case we may be required to delay or eliminate certain planned capital expenditures, reduce the planned scope of our operations or take other actions that could adversely impact our financial condition and results of operations.
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
     On January 31, 2006 we paid a dividend $0.06 to shareholders of record on December 31, 2005.
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
Interest Rate Risk
     As of December 31, 2005, we had loans outstanding totaling $12,850,542, all of which bear interest at various lending rates such as LIBOR, Cayman Island’s Prime Rate or Nassau Prime Rate. We are subject to interest rate risk to the extent that any of these lending rates change and to the extent that our annually adjusted floating LIBOR rate changes as a function of our consolidated debt to our consolidated earnings before, interest, taxes and depreciation.
     The interest rate on our Series A bonds is fixed at 7.5% annually.
Foreign Exchange Risk
     All of our foreign currencies have fixed exchanged rates to the U.S. dollar. If any of these fixed exchange rates become a floating exchange rate, however, our results of operation could be adversely affected.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
CONSOLIDATED WATER CO. LTD.
OCEAN CONVERSION (BVI) LTD.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Consolidated Water Co. Ltd.
     We have audited the accompanying consolidated balance sheet of Consolidated Water Co. Ltd. and subsidiaries as of December 31, 2005, and the related consolidated statements of income, stockholders’ equity, and cash flows for the year ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.
     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Consolidated Water Co. Ltd. as of December 31, 2005, and the results of their operations and their cash flows for the year ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Consolidated Water Co. Ltd.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 8, 2006 expressed an unqualified opinion on management’s assessment of, and an unqualified opinion on the effectiveness of, internal control over financial reporting.
/s/ Rachlin Cohen & Holtz LLP
Fort Lauderdale, Florida
March 8, 2006

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Consolidated Water Co. Ltd.:
We have audited the accompanying consolidated balance sheets of Consolidated Water Co. Ltd. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, stockholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Consolidated Water Co. Ltd. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.
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
/s/ KPMG
George Town, Cayman Islands
April 15, 2005

CONSOLIDATED WATER CO. LTD.
CONSOLIDATED BALANCE SHEETS
(Expressed in United States dollars)

	December 31,
	2005	2004

ASSETS
Current assets
Cash and cash equivalents	$11,955,589	$9,216,908
Accounts receivable, net	5,659,975	4,879,410
Insurance claim receivable	—	1,932,905
Inventory	2,032,209	1,629,348
Prepaid expenses and other current assets	858,870	625,563
Current portion of loans receivable	669,855	924,020

Total current assets	21,176,498	19,208,154

Loans receivable , including $800,000 from affiliate in 2005	2,436,702	2,270,326
Property, plant and equipment, net	32,667,615	27,218,589
Construction in progress, including interest of $375,000 and $nil in 2005 and 2004, respectively	12,172,402	1,642,813
Other assets	534,368	424,564
Investment in affiliates	11,317,731	11,070,848
Intangible assets, net	4,491,501	5,421,381
Goodwill	3,568,374	3,568,374

Total assets	$88,365,191	$70,825,049

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Dividends payable	$828,709	$783,854
Accounts payable and other liabilities	3,939,538	3,860,511
Current portion of long term debt	3,472,330	3,733,144

Total current liabilities	8,240,577	8,377,509

Long term debt, including Series A bond issue of $10,000,000	19,378,212	12,856,226
Security deposits and other liabilities	349,628	357,957
Minority Interest in Waterfields Company Limited	833,695	861,463

Total liabilities	28,802,112	22,453,155

Commitments	—	—

Stockholders’ equity
Redeemable preferred stock, $0.60 par value. Authorized 200,000 shares; issued and outstanding 32,304 shares in 2005 and 27,842 shares in 2004	19,382	16,705
Class A common stock, $0.60 par value. Authorized 19,680,000 shares; issued and outstanding 12,181,778 shares in 2005 and 11,506,970 shares in 2004	7,309,066	6,904,183
Class B common stock, $0.60 par value. Authorized 120,000 shares; issued and outstanding $nil shares for 2005 and $nil shares for 2004	—	—
Stock and options earned but not issued	28,802	20,746
Additional paid-in capital	35,338,235	27,281,728
Retained earnings	16,867,594	14,148,532

Total stockholders’ equity	59,563,079	48,371,894

Total liabilities and stockholders’ equity	$88,365,191	$70,825,049

The accompanying notes are an integral part of these consolidsated financial statements.

CONSOLIDATED WATER CO. LTD.
CONSOLIDATED STATEMENTS OF INCOME
(Expressed in United States dollars)

	For the year ended December 31,
	2005	2004	2003
Retail water sales	$13,372,103	$12,089,491	$10,918,151
Bulk water sales	11,724,438	10,303,074	7,045,761
Services revenue	1,090,664	888,848	1,090,293

Total revenues	26,187,205	23,281,413	19,054,205

Retail cost of sales	5,369,550	5,250,372	4,972,300
Bulk cost of sales	9,832,109	7,798,225	5,776,555
Services cost of sales	631,149	623,116	491,593

Total cost of sales	15,832,808	13,671,713	11,240,448

Gross profit	10,354,397	9,609,700	7,813,757

General and administrative expenses	6,145,211	5,138,182	3,775,357

Net insurance recovery from Hurricane Ivan	—	591,404	—

Income from operations	4,209,186	5,062,922	4,038,400

Other income (expense):
Interest income	208,375	81,560	82,334
Interest expense	(885,628)	(682,744)	(1,163,637)
Other income	562,097	533,974	438,022
Equity in earnings of affiliate	1,390,314	1,284,080	826,029

Other income, net	1,275,158	1,216,870	182,748

Income before income taxes and minority interest	5,484,344	6,279,792	4,221,148

Provision for income taxes benefit (expense)	2,146	(30,150)	(23,743)
Minority interest recovery (expense)	27,768	(52,259)	(20,324)

Net income	$5,514,258	$6,197,383	$4,177,081

Basic earnings per common share	$0.47	$0.54	$0.42

Diluted earnings per common share	$0.45	$0.53	$0.41

Weighted average number of common shares used in the determination of:
Basic earnings per share	11,767,573	11,474,264	9,834,366

Diluted earnings per share	12,161,407	11,759,010	10,075,060

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED WATER CO. LTD.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2005
(Expressed in United States dollars)

					Stock and
	Redeemable preferred stock		Common stock		options	Additional		Total
					earned but	paid-in	Retained	stockholders’
	Shares	Dollars	Shares	Dollars	not issued	capital	earnings	equity
Balance at December 31, 2002	39,480	$23,688	7,986,838	$4,792,103	$424,841	$7,354,395	$8,531,197	$21,126,224
Public offering of common shares, net of issuance costs	—	—	2,784,300	1,670,580	—	16,118,254	—	17,788,834
Issue of share capital	7,674	4,604	582,926	349,756	(544,756)	3,300,838	—	3,110,442
Conversion of preferred shares	(19,956)	(11,973)	19,956	11,973	—	—	—	—
Redemption of preferred shares	(28)	(17)	—	—	—	(145)	—	(162)
Net income	—	—	—	—	—	—	4,177,081	4,177,081
Dividends declared	—	—	—	—	—	—	(2,095,301)	(2,095,301)
Issue of options and share grants	—	—	—	—	141,409	—	—	141,409

Balance at December 31, 2003	27,170	16,302	11,374,020	6,824,412	21,494	26,773,342	10,612,977	44,248,527
Issue of share capital	5,448	3,269	128,174	76,905	(95,568)	508,386	—	492,992
Conversion of preferred shares	(4,776)	(2,866)	4,776	2,866	—	—	—	—
Net income	—	—	—	—	—	—	6,197,383	6,197,383
Dividends declared	—	—	—	—	—	—	(2,661,828)	(2,661,828)
Issue of options and share grants	—	—	—	—	94,820	—	—	94,820

Balance at December 31, 2004	27,842	16,705	11,506,970	6,904,183	20,746	27,281,728	14,148,532	48,371,894
Public offering of common shares, net of issuance costs		—	404,770	242,862	—	6,476,000	—	6,718,862
Issue of share capital	8,644	5,187	265,856	159,511	(150,715)	1,580,507	—	1,594,490
Conversion of preferred shares	(4,182)	(2,510)	4,182	2,510	—	—	—	—
Net income	—	—	—	—	—	—	5,514,258	5,514,258
Dividends declared	—	—	—	—	—	—	(2,795,196)	(2,795,196)
Issue of options and share grants	—	—	—	—	158,771	—	—	158,771

Balance at December 31, 2005	32,304	$19,382	12,181,778	$7,309,066	$28,802	$35,338,235	$16,867,594	$59,563,079

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED WATER CO. LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in United States dollars)

	For the year ended December 31,
	2005	2004	2003
Cash flows provided by (used in) operating activities
Net income	$5,514,258	$6,197,383	$4,177,081
Add (deduct) items not affecting cash
Depreciation	2,156,478	2,079,475	1,699,140
Amortization of intangible assets and bank fees	1,031,585	1,017,207	1,318,102
Stock compensation on share grants	256,032	155,388	138,750
Net loss on disposal of fixed assets	37,585	1,331,563	—
Undistributed income from affiliates	(1,875,508)	(1,718,338)	(1,060,188)
Minority interest (recovery)	(27,768)	52,259	20,324
Increase in accounts receivable	(780,565)	(1,019,914)	(82,939)
(Increase) decrease in insurance claim receivable	1,932,905	(1,932,905)	—
Increase in inventory	(402,861)	(83,163)	(10,088)
(Increase) decrease in prepaid expenses and other assets	(233,307)	(29,177)	60,041
Increase in other assets	—	(9,239)	—
Increase (decrease) in accounts payable and other liabilities	224,067	1,788,267	230,725
Increase (decrease) in other liabilities	(8,329)	5,462	15,878

Net cash provided by operating activities	7,824,572	7,834,268	6,506,826

Cash flows provided by (used in) investing activities
Purchase of property, plant and equipment	(6,246,251)	(1,101,030)	(1,726,667)
Construction in progress	(11,926,428)	(1,614,857)	(433,193)
Business combinations, net of cash acquired	—	—	(19,495,005)
Investment in affiliate	1,628,625	681,750	(8,961,622)
Loan to affiliate	(800,000)	—	—
Collection of loans receivable	887,789	1,098,732	970,492
Proceeds from sale of property, plant and equipment	—	20,000	—

Net cash provided by (used in) investing activities	(16,456,265)	(915,405)	(29,645,995)

Cash flows provided by (used in) financing activities
Net proceeds from credit facility	—	—	27,187,035
Dividends declared and paid	(2,750,341)	(2,564,092)	(1,924,067)
Net proceeds from issuance of stock	8,071,052	432,424	19,037,034
Net proceeds from issuance of Series A bonds	9,788,491	—	—
Principal repayments of long term debt	(3,738,828)	(3,807,211)	(13,492,213)

Net cash provided by (used in) financing activities	11,370,374	(5,938,879)	30,807,789

Net increase in cash and cash equivalents	2,738,681	979,984	7,668,620

Cash and cash equivalents at beginning of year	9,216,908	8,236,924	568,304

Cash and cash equivalents at end of year	$11,955,589	$9,216,908	$8,236,924

Interest paid in cash	$1,152,262	$591,795	$770,438
Interest received in cash	$197,584	$81,560	$81,836
Incomes taxes paid	$14,138	$14,281	$40,090
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
Basis of consolidation: The consolidated financial statements include the accounts of the Company’s wholly-owned subsidiaries Cayman Water Company Limited, Belize Water Limited, Ocean Conversion (Cayman) Limited, DesalCo Limited, DesalCo (Barbados) Ltd, Aquilex, Inc. and its majority owned subsidiary Waterfields Company Limited. The operating results of Ocean Conversion (Cayman) Limited, DesalCo Limited, DesalCo (Barbados) Ltd. have been included in the consolidated financial statements effective February 1, 2003. The operating results of Waterfields Company Limited have been included in the financial statements effective August 1, 2003. All inter-company balances and transactions have been eliminated.
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
Inventory: Inventory primarily includes replacement spares and parts that are valued at the lower of cost and net realizable value on a first-in, first-out basis. Inventory also includes potable water held in the Company’s reservoirs. The carrying amount of the water inventory is the lower of the average cost of producing or purchasing water during the year or its net realizable value.
Loans receivable: Loans receivable relate to amounts advanced to customers to facilitate the construction of water desalination plants. The allowance for loan losses, if any, is the Company’s best estimate of the amount of potable credit losses in the Company’s existing loans and is determined on an individual loan basis. Management believes the loans receivable are collectible and, therefore, no loan allowance has been established as of December 31, 2005 and 2004.
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
The Company applies the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25 “Accounting for Stock Issued to Employees”, and related interpretations to account for its fixed-plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. SFAS No. 123 “Accounting for Stock-Based Compensation” established accounting and disclosure requirements using a fair-valued-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company continues to apply the intrinsic-value method of accounting described above and has adopted the disclosure requirements of SFAS No. 123. The following table illustrates the effect on net income if the fair-value-based method had been applied to all outstanding and unvested awards in each period.

	2005	2004	2003
Net income, as reported	$5,514,258	$6,197,383	$4,177,081
Add stock-based employee compensation expense included in reporting net income	256,032	155,388	138,750
Deduct total stock-based employee compensation expense determined under fair-value-based method for all rewards	(330,308)	(216,346)	(950,147)

Pro forma net income	$5,439,982	$6,136,425	$3,365,684

Earnings per share:
Basic — as reported	$0.47	$0.54	$0.42
Basic — pro forma	$0.46	$0.53	$0.34
Diluted — as reported	$0.45	$0.53	$0.41
Diluted — pro forma	$0.45	$0.52	$0.33
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
Comparative figures: Certain prior year amounts have been adjusted to conform to the current year’s presentation. The Company has reallocated various maintenance expenses to cost of sales from general and administrative expenses. In addition, the Company has adjusted the cost and amortization of the Belize water production and supply agreement intangible asset to reflect a 2003 revaluation. On August 25, 2005, the Company’s common stock began trading on a post-split 2 for 1 basis. The stock split reduced the par value of the Company’s common stock to $0.60 from $1.20. The record date was August 17, 2005. All shares and dividend amounts presented here have been retroactively adjusted to reflect the stock split. These adjustments have no impact on the net income of the Company.
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

CONSOLIDATED WATER CO. LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
3. Acquisitions (continued)
The following table summarizes the estimated fair values of assets acquired and liabilities assumed at the date of the acquisitions.

Current assets	$7,187,798
Property, plant and equipment, net	8,947,932
Investments in affiliates	12,069,998
Intangible assets	5,766,886
Goodwill	3,395,752
Other assets	4,190,883

Total assets acquired	41,559,249

Current liabilities	1,877,490
Long term debt and liabilities	2,266,784

Total liabilities assumed	4,144,274

Less: Minority interest in Waterfields Company Limited	785,836

Net assets acquired	$36,629,139

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

Year ended December 31,
2003
Pro forma revenue	$21,841,916
Pro forma net income	$4,704,114
Pro forma earnings per share:
Basic	$0.42
Diluted	$0.41

CONSOLIDATED WATER CO. LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
4. Cash and cash equivalents
Cash and cash equivalents are not restricted as to withdrawal or use. At December 31, 2005, the equivalent United States dollars are denominated in the following currencies:

	December 31,
	2005	2004
Bank accounts
United States dollar	$2,303,660	$1,980,944
Cayman Islands dollar	930,228	4,413,496
Bahamian dollar	1,356	466,193
Belize dollar	126,354	83,157
Barbadian dollar	88,824	95,065

	3,450,422	7,038,855

Short term deposits
United States dollar	—	1,521,188
Bahamian dollar	8,505,167	493,699
Belize dollar	—	163,166

	8,505,167	2,178,053

Total cash and cash equivalents	$11,955,589	$9,216,908

5. Accounts receivable

	December 31,
	2005	2004
Trade accounts receivable	$5,777,190	$4,939,985
Other accounts receivable	90,015	104,767

	5,867,205	5,044,752

Allowance for doubtful accounts	(207,230)	(165,342)

	$5,659,975	$4,879,410

The activity of the allowance for doubtful accounts consisted of the following:

	December 31,
	2005	2004
Opening allowance for doubtful accounts	$165,342	$74,867
Provision for doubtful accounts	41,888	90,475
Accounts written off during the year	—	—

Ending allowance for doubtful accounts	$207,230	$165,342

Significant concentrations of credit risk are disclosed in Note 24.

CONSOLIDATED WATER CO. LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
As at December 31, 2004, the Company has estimated the total loss to be $2,541,501, consisting of plant and equipment of $1,351,563, spare parts inventories of $111,839 and $1,078,099 relating to the rebuilding of the Cayman Islands operations. These amounts have been recorded against the insurance recovery and appear as a gain on the income statement as “Net insurance recovery due to Hurricane Ivan”.
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
On February 8, 2005, the Company accepted a proposal from the insurance company for a final settlement sum of $1,932,905 towards claims for loss and damage to property and loss of profits. This amount was recorded as an Insurance claim receivable on the December 31, 2004 balance sheet and is part of the gain of $591,404.
7. Inventory

	December 31,
	2005	2004
Water stock	$44,624	$33,659
Consumables stock	318,945	194,307
Spare parts stock	1,668,640	1,401,382

	$2,032,209	$1,629,348

8. Loans receivable
As part of the acquisition of Ocean Conversion (Cayman) Limited, the following loans receivable were acquired. Management estimates these loans to be fully collectible and as such no impairment allowance has been provided at December 31, 2005.

	December 31,
	2005	2004
Due from Water Authority Cayman: Original loan of $1,216,000, non-interest bearing, in monthly installments of $14,476 to November 30, 2008. Loan secured by Red Gate plant, machinery and equipment.	$506,667	$680,381

Due from Water Authority Cayman: Two loans originally aggregating $1,819,920, bearing interest at 5% per annum, receivable in combined monthly installments of principal and interest of $25,721 to March 2005, and secured by Lower Valley plant, machinery and equipment.	—	76,529

CONSOLIDATED WATER CO. LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
8. Loans receivable (continued)

	December 31,
	2005	2004
Due from Water Authority Cayman: Two loans originally aggregating $1,168,600, bearing interest at 5% per annum, receivable in combined monthly installments of principal and interest of $16,516 to March 2006, and secured by Lower Valley plant, machinery and equipment.	49,140	239,686

Due from Water Authority Cayman: Two non-interest bearing loans originally aggregating $3,129,000, receivable in monthly installments of $37,250 to November 2009, and secured by North Sound Road plant, machinery and equipment.	1,750,750	2,197,750

Due from affiliate: loan bearing interest at LIBOR plus 3.5%. Interest is payable quarterly and the principal is due June 1, 2007.	800,000	—

Total loans receivable	3,106,557	3,194,346

Less current portion	669,855	924,020

Loans receivable, excluding current portion	$2,436,702	$2,270,326

9. Property, plant and equipment and construction in progress

	December 31,
	2005	2004
Cost
Land	$475,679	$475,679
Buildings	4,388,100	4,373,382
Plant and equipment	20,279,578	14,209,510
Distribution system	18,560,540	18,278,146
Office furniture, fixtures and equipment	1,272,159	551,911
Vehicles	812,609	556,825
Leasehold improvements	186,387	—
Lab equipment	21,700	20,877

	45,996,752	38,466,330

Less accumulated depreciation	13,329,137	11,247,741

Property, plant and equipment, net	$32,667,615	$27,218,589

Construction in progress	$12,172,402	$1,642,813

At December 31, 2005, the Company had outstanding non-project capital commitments of approximately $2.5 million (2004: $780,000). It is the Company’s policy to maintain adequate insurance for loss or damage to all fixed assets that may be susceptible to loss. The Company does not insure its underground distribution system, which cost approximately $10.0 million. (2004: $9.9 million).

CONSOLIDATED WATER CO. LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
10. Investment in affiliates
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
The excess cost over the Company’s share of fair value net assets acquired of Ocean Conversion (BVI) Ltd. is $6,654,362, which is considered equity-method goodwill. In accordance with SFAS No. 142, this equity-method goodwill is not being amortized, but is analyzed for impairment. At December 31, 2005 and 2004, management believes there is no impairment of this equity-method goodwill.
Summarized financial information of Ocean Conversion (BVI) Ltd. is presented as follows:

	December 31,
	2005	2004
Current assets	$4,736,398	$4,552,059
Non-current assets	5,226,212	4,189,764

Total assets	$9,962,610	$8,741,823

Current liabilities	$1,369,094	$1,085,589
Non-current liabilities	2,341,979	1,682,604

Total liabilities	$3,711,073	$2,768,193

	December 31,
	2005	2004
Water sales	$7,715,827	$6,872,366

Cost of water sales	$3,003,920	$2,475,304

Income from operations	$2,893,678	$2,754,200

Net income	$3,019,328	$2,771,198

CONSOLIDATED WATER CO. LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
11. Intangible assets
Effective February 1, 2003, the Company acquired 100% of the outstanding voting common shares of DesalCo Limited, its wholly-owned subsidiary DesalCo (Barbados) Ltd., and Ocean Conversion (Cayman) Limited. A portion of the purchase price was allocated to the following identifiable intangible assets.
(a) As part of the acquisition of DesalCo Limited, the Company originally attributed $726,902 to an intangible asset which was adjusted in 2004 by $129,454 for a total balance of $856,356. This represents the fair value of a Management Services Agreement originally dated December 4, 2000, under which DesalCo Limited provides management and engineering services to Ocean Conversion (BVI) Ltd., an affiliated company. The original agreement was amended on February 7, 2003 such that there is no expiration term. Management of the Company has determined that this intangible asset has an indefinite life, and therefore it is not being amortized.
(b) As part of the acquisition of DesalCo Limited, the Company attributed $337,149 to another intangible asset, the DWEER™ Distribution Agreement between DesalCo Limited and DWEER Technology Limited, which expires on October 31, 2009. Under this agreement, DesalCo Limited was granted an exclusive right, within certain geographical areas in the Caribbean, Central and South America, to distribute certain patented equipment which can increase the operational efficiency of reverse osmosis seawater desalination plants. The estimated fair value attributable to the intangible asset of the DWEER™ Distribution Agreement is being amortized over the remaining term of the seven-year agreement and has a weighted average useful life of 6.83 years.
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
(d) As part of the acquisition of Ocean Conversion (Cayman) Limited, the Company originally attributed $4,598,785 to intangible assets, which was adjusted in 2004 by $213,289 for a total balance of $4,385,496. This represents the fair value of three Water Production and Supply Agreements between Ocean Conversion (Cayman) Limited and the Government of the Cayman Islands, dated April 25, 1994, June 18, 1997 and December 31, 2001. Under these agreements, Ocean Conversion (Cayman) Limited built reverse osmosis seawater desalination plants for the Government of the Cayman Islands. Ocean Conversion (Cayman) Limited operates the plants until the expiration of the agreement term, as extended, at which time the plant operations will be transferred to the Government of the Cayman Islands for no consideration. The carrying amounts attributable to the intangible assets of the Water Production and Supply Agreements are being amortized over the remaining term of the agreements, which are approximately 6, 3 and 7 years, respectively, and have a weighted average useful life of 5.8 years.
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

11. Intangible assets (continued)

	December 31,
	2005	2004
Cost
Non-amortizable intangible asset Management service agreement	$856,356	$856,356
Amortizable intangible assets DWEERTM distribution agreement	337,149	337,149
Operations agreement with Sandy Lane	104,050	104,050
Cayman water production and supply agreements	4,385,496	4,385,496
Belize water production and supply agreement	1,522,419	1,522,419

	7,205,470	7,205,470

Accumulated amortization
DWEERTM distribution agreement	(143,976)	(94,613)
Operations agreement with Sandy Lane	(101,160)	(66,476)
Cayman water production and supply agreements	(2,274,488)	(1,494,847)
Belize water production and supply agreement	(194,345)	(128,153)

	(2,713,969)	(1,784,089)

Intangible assets, net	$4,491,501	$5,421,381

Amortization for each of the next five years is as follows:

2006	$820,943
2007	788,659
2008	639,249
2009	234,855
2010	154,327
Thereafter	997,112

CONSOLIDATED WATER CO. LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
12. Goodwill
As of January 1, 2002, the Company adopted SFAS No. 142 “Goodwill and Other Intangible Assets”, and in accordance with this statement goodwill is not amortized, but is analyzed for impairment annually.
The carrying amount of goodwill allocated to the reporting units for the years ended December 31, 2005 and 2004 are as follows:

	Retail	Bulk	Services
	Segment	Segment	Segment	Total
Balance as of December 31, 2003	$1,170,511	$2,136,524	$88,717	$3,395,752

Goodwill acquired during the year	—	172,622	—	172,622

Balance as of December 31, 2004	1,170,511	2,309,146	88,717	3,568,374

Goodwill acquired during the year	—	—	—	—

Balance as of December 31, 2005	$1,170,511	$2,309,146	$88,717	$3,568,374

In 2004, goodwill and intangible assets were adjusted by $172,622 due to a revaluation of the fair market value of those assets.
The reporting segments are tested for impairment in the fourth quarter by comparing the fair value of the reporting segments to the carrying value. The fair value is determined using discounted cash flow methodology based on management’s best estimates for each segment. At December 31, 2005, the Company’s impairment tests resulted in no impairment loss.
13. Dividends
     Quarterly interim dividends were declared in respect of Class A common stock and redeemable preferred stock as follows:

	2005	2004	2003
March 31	$0.0575	$0.0575	$0.0525
June 30	0.0600	0.0575	0.0525
September 30	0.0600	0.0575	0.0525
December 31	0.0600	0.0575	0.0525
Dividends as stated have been adjusted for a 2 for 1 stock split in August, 2005.
Interim dividends for the first three quarters were paid during each respective year. The Board of Directors declares the interim dividend for the fourth quarter in October of each year. These quarterly interim dividends are subject to no further ratification and consequently the fourth quarter interim dividends have been recorded as a liability in each respective year. Included in dividends payable at December 31, 2005 are unclaimed dividends of $120,574 (2004: $120,174).
On August 25, 2005, the Company’s common stock began trading on a post-split 2 for 1 basis. The stock split reduced the par value of the Company’s common stock to $0.60 from $1.20. The record date was August 17, 2005. Certain prior year amounts have been adjusted to conform to the current year’s presentation post-split. These adjustments have no impact on the net income of the Company.

CONSOLIDATED WATER CO. LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
14. Long term debt

	December 31,
	2005	2004
Scotiabank $20,000,000 term loan bearing interest at an annually adjusted floating rate of LIBOR plus 1.5% to 3.0%, depending on the ratio of the Company’s consolidated debt to its consolidated earnings before interest, taxes and depreciation; payable in quarterly installments of $714,286 plus interest; due February 6, 2010 (6.11% at December 31, 2005 and 3.68% at December 31, 2004).	$12,142,858	$15,000,000

Scotiabank $1,428,000 term loan bearing interest at 3-month LIBOR plus 1.5%; payable in semi-annual installments of $240,000 plus Interest; due December 31, 2007 (6.03% at December 31, 2005 and 3.61% at December 31, 2004).	228,000	708,000

Royal Bank of Canada loan bearing interest at LIBOR plus 1.75%; payable in quarterly installments of principal and interest; due in 2007 (6.16% at December 31, 2005 and 3.11% at December 31, 2004).	251,633	527,215

Royal Bank of Canada loan bearing interest at Nassau Prime Lending Rate plus 1.5%; payable in quarterly installments of principal and Interest; due in 2007 (7.00% at December 31, 2005 and 7.50% at December 31, 2004).	228,051	354,155

Series A bonds bearing interest at the annual fixed rate of 7.5%; payable quarterly and maturing on June 30, 2015.	10,000,000	—

Total long term debt	22,850,542	16,589,370

Less current portion	3,472,330	3,733,144

Long term debt, excluding current portion	$19,378,212	$12,856,226

In addition to these facilities, as at December 31, 2005, the Company has available but unused lines of credit with Scotiabank for $2,000,000, bearing interest at the floating base rate as established by Cayman Islands Class A licensed banks from time to time, and with Royal Bank of Canada for $500,000, bearing interest at the Nassau Prime Lending Rate plus 1.0%.

CONSOLIDATED WATER CO. LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
14. Long term debt (continued)
The Company has collateralized all borrowings under the Scotiabank term loan due February 6, 2010 and the $2,000,000 unused line of credit by providing Scotiabank with a first debenture over fixed and floating assets, a first legal charge over land and buildings, a security interest in all insurance policies and claims, a reimbursement agreement for standby letters of credit, a pledge of capital stock of each subsidiary and guarantees and negative pledges from each company where a majority interest exists.
The assets of Waterfields Company Limited have collateralized the two Royal Bank of Canada loans.
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
The Company is in compliance with restrictive covenants associated with all its long term debt.
The aggregate capital repayment obligations over the next five years are as follows:

2006	$3,472,330
2007	2,949,641
2008	2,857,144
2009	2,857,144
2010	714,283
Thereafter	10,000,000
15. Share capital and additional paid in capital and stock split
Redeemable preferred stock (“preferred shares”) is issued under the Company’s Employee Share Incentive Plan as discussed in Note 21 and carries the same voting and dividend rights as ordinary shares of common stock (“ordinary share”). Preferred shares vest over four years and convert to common stock on a share for share basis on the fourth anniversary of each grant date. Preferred shares are only redeemable with the Company’s agreement. Upon liquidation, preferred shares rank in preferred to the ordinary shares to the extent of the par value of the preferred shares and any related additional paid in capital.
The Company has an Option Deed in place which is designed to deter coercive takeover tactics. Pursuant to this plan, holders of ordinary shares and preferred shares were granted options which entitle them to purchase 1/100 of a share of Class ‘B’ stock at an exercise price of $50.00 if a person or group acquires or commences a tender offer for 20% or more of the Company’s ordinary shares. Option holders (other than the acquiring person or group) will also be entitled to buy, for the $37.50 exercise price, ordinary shares with a then market value of $100.00 in the event a person or group actually acquires 20% or more of the Company’s ordinary shares. Options may be redeemed at $0.01 under certain circumstances. 120,000 of the Company’s authorized but unissued ordinary shares have been reserved for issue as Class ‘B’ stock. The Class ‘B’ stock has priority over ordinary shares with respect to dividend and voting rights. No Class ‘B’ stock options have been exercised or redeemed up to December 31,2005.
On August 25, 2005, the Company’s common stock began trading on a post-split 2 for 1 basis. The stock split reduced the par value of the Company’s common stock to $0.60 from $1.20. The record date was August 17, 2005. Certain prior year amounts have been adjusted to conform to the current year’s presentation post-split. These adjustments have no impact on the net income of the Company.

16. Expenses

	For the year ended December 31,
	2005	2004	2003
Cost of water sales consist of the following:
Water purchases	$93,433	$76,399	$263,586
Depreciation	2,033,464	1,945,476	1,586,217
Amortization of intangible assets	929,880	926,739	954,804
Employee costs	2,857,676	2,906,249	2,351,727
Fuel oil	2,244,204	1,536,780	639,434
Royalties	930,602	868,324	781,632
Electricity	3,015,037	2,586,723	2,499,695
Insurance	670,339	516,133	403,944
Maintenance	2,063,985	1,712,673	1,209,391
Other direct costs	994,188	596,217	550,018

	$15,832,808	$13,671,713	$11,240,448

General and administrative expenses consist of the following:
Employee costs	$2,230,891	$2,475,511	$1,904,454
Depreciation	104,911	122,932	112,923
Professional fees	1,328,272	961,851	341,246
Insurance	368,172	287,068	234,968
Directors’ fees and expenses	515,546	348,439	164,794
Maintenance	84,914	28,086	165,864
Other indirect costs	1,512,505	914,295	851,108

	$6,145,211	$5,138,182	$3,775,357

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
The following summarizes information related to the computation of basic and diluted earnings per share for the three years ended December 31, 2005

	2005	2004	2003
Net income	$5,514,258	$6,197,383	$4,177,081

Less:
Dividends paid and earnings attributable on preferred shares	(9,128)	(7,751)	(5,706)

Net income available to common shares in the determination of basic earnings per ordinary share	$5,505,130	$6,189,632	$4,171,375

Weighted average number of common shares in the determination of basic earnings per ordinary share	11,767,573	11,474,264	9,834,366

Plus:
Weighted average number of preferred shares outstanding during the year	27,757	27,148	39,208

Potential dilutive effect of unexercised options	366,077	257,598	201,486

Weighted average number of shares used for determining diluted earnings per ordinary share	12,161,407	11,759,010	10,075,060

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

CONSOLIDATED WATE CO. LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
18. Segment information (continued)

	At December 31 and for the year then ended
	Retail			Bulk			Services			Reconciliation			Total
	2005	2004	2003	2005	2004	2003	2005	2004	2003	2005	2004	2003	2005	2004	2003
Water sales	13,372,103	12,089,491	10,918,151	15,083,138	13,294,615	9,130,741	1,090,664	888,848	1,090,293	(3,358,700)	(2,991,541)	(2,084,980)	26,187,205	23,281,413	19,054,205

Other income (expense)	138,493	217,140	(297,793)	(633,203)	(590,985)	(420,445)	(116,426)	(90,075)	(51,694)	1,886,294	1,680,790	952,680	1,275,158	1,216,870	182,748
Other income includes:
Interest revenue	95,404	15,796	11,597	201,088	90,596	89,679	—	—	197	(88,117)	(24,832)	(19,139)	208,375	81,560	82,334
Interest expense	112	—	422,510	441,493	349,693	368,462	120,566	88,532	99,281	323,457	244,519	273,384	885,628	682,744	1,163,637
Cost of water sales	5,369,550	5,250,372	4,972,300	11,139,715	8,878,939	6,484,560	631,149	623,116	491,593	(1,307,606)	(1,080,714)	(708,005)	15,832,808	13,671,713	11,240,448
General and Administrative	5,320,301	4,300,916	2,684,216	1,144,402	1,123,086	1,166,640	52,867	50,929	194,425	(372,359)	(336,749)	(269,924)	6,145,211	5,138,182	3,775,357
Net insurance recovery	—	591,404	—	—	—	—	—	—	—	—	—	—	—	591,404	—
Cost of water sales and general and administrative expenses include:
Depreciation	946,926	841,562	1,077,609	1,506,851	1,542,093	835,315	9,767	8,439	5,105	(307,066)	(312,619)	(218,889)	2,156,478	2,079,475	1,699,140
Amortization	—	—	—	845,834	842,693	877,761	84,046	84,046	77,043	—	—	—	929,880	926,739	954,804
Income tax expense/(benefit)	—	—	—	—	—	—	2,146	(30,150)	(23,743)	—	—	—	2,146	(30,150)	(23,743)
Net income	2,820,745	3,346,747	2,963,842	2,187,170	2,645,635	1,038,772	292,368	94,578	328,838	213,975	110,423	(154,371)	5,514,258	6,197,383	4,177,081
Property, plant and equipment, net	20,640,807	18,090,702	19,164,702	10,610,163	10,835,142	11,657,108	2,809,874	11,998	14,095	(1,393,229)	(1,719,253)	(1,802,112)	32,667,615	27,218,589	29,033,793,
Construction in progress	166,924	890,849	536,485	12,887,219	850,636	297,662	—	5,879	—	(881,741)	(104,551)	(205,643)	12,172,402	1,642,813	628,504
Total assets	54,209,101	48,205,461	45,028,169	33,839,026	22,734,565	22,224,004	4,653,788	3,696,868	4,255,510	(4,336,724)	(3,811,845)	(2,945,557)	88,365,191	70,825,049	68,562,126

CONSOLIDATED WATE CO. LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
18. Segment information (continued)
Revenues from the Cayman Island operations were $19,931,745 in 2005 (2004: $17,514,609 and 2003: $15,541,455). Revenues from all foreign country operations were $6,255,460 in 2005 (2004: $5,766,804 and 2003: $3,512,750). Included in the revenues from foreign countries is $4,735,016 in 2005 (2004: $4,374,135 and 2003: $1,869,077) from the operations in Bahamas, $1,109,743 in 2005 (2004: $990,039 and 2003: $1,245,744) from our operations in Belize and $410,701 in 2005 (2004: $402,631 and 2003: $397,929) from our operations in Barbados.
For the year ended December 31, 2005, revenues in the amount of $6,020,125 (2004: $5,066,004 and 2003: $4,022,544) were earned from one customer and revenues in the amount of $4,594,570 in 2005 (2004: $4,247,031 and 2003: $1,777,698) were earned from another customer. These revenues are included in the Bulk segment.
During the year ended December 31, 2005, revenues which were earned in the Service segment from the Bulk segment through various management service agreements and an engineering service agreement amounted to $1,357,784 (2004: $867,995 and 2003: $1,038,435). Any intercompany amounts included in this amount have been eliminated in accordance with the basis of consolidation.
At December 31, 2005 and 2004, property, plant and equipment located in the Cayman Islands was $22,803,620 and $18,588,073, respectively. Property, plant and equipment in all the foreign country operations was $9,863,995 and $10,273,329 at December 31, 2005 and 2004, respectively. Included in property, plant and equipment from foreign operations is $7,830,973 in 2005 and $8,509,679 in 2004, from the operations in Bahamas and $1,109,743 in 2005 and $1,756,381 in 2004 from our operations in Belize.
19. Related party transactions
On May 25, 2005, the Company entered into a loan agreement with an affiliate of the Company, OCBVI pursuant to which the Company has agreed to loan up to $3.0 million for the design and construction of a 500,000 Imperial gallon per day seawater desalination plant in Tortola, British Virgin Islands.
On May 25, 2005, OCBVI entered into a twenty five year lease agreement with Bar Bay Estate Holdings Limited (“Bar Bay”), a private company incorporated in the Territory of the British Virgin Islands, pursuant to which OCBVI agreed to lease from Bar Bay approximately 50,000 square feet of land on Tortola, British Virgin Islands on which the above mentioned seawater desalination plant and wells will be constructed. Under the terms of the lease agreement, a lease premium payment of $750,000 was made on June 10, 2005, annual lease and easement payments of $15,020 are due annually and royalty payments of 2.87% of annual sales are payable quarterly.
A Director of Sage Water Holdings (BVI) Limited, the latter which currently owns 100% of the non-voting stock, 50% of the voting common stock and 50% of the profit sharing rights of OCBVI, is also a Director of OCBVI and holds 50% of the outstanding shares of Bar Bay.
A professional service firm, of which a director is an ex-partner, provided professional services during the year ended December 31, 2005 for which it charged $6,383 (2004:$29,730;2003: $200,685).
As at December 31, 2005, the amounts receivable from Ocean Conversion (BVI) Ltd. relating to revenue earned of $679,963 (2004: $486,271) was $180,196 (2004: $232,971).
20. Commitments
The Company leased a premise in the Cayman Islands for a period of three years from February 1, 2005 to January 31, 2008 at approximately $119,000 per annum. On March 4, 2005, the Company exercised its right to terminate this lease and this lease was terminated on March 26, 2005.

CONSOLIDATED WATE CO. LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
20. Commitments (continued)
On April 1, 2005, the Company signed a lease for approximately 5,451 square feet of office space at the Regatta Business Park, West Bay Road, Grand Cayman, Cayman Islands. The term of the lease is three years at $196,240 per annum and upon expiration may be renewed at our option for a further three-year period.
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
The Company has guaranteed to Scotiabank 50% of the Ocean Conversion (BVI) Ltd. loan in the original amount of $880,056. At December 31, 2005 the outstanding balance of this loan was $255,000 and is collateralized by other assets of Ocean Conversion (BVI) Ltd.
On May 25, 2005, the Company entered into a loan agreement with an affiliate of the Company, OCBVI pursuant to which the Company has agreed to loan up to $3.0 million for the design and construction of a 500,000 Imperial gallon per day seawater desalination plant in Tortola, British Virgin Islands.
As a result of the Company’s acquisition of interests in Waterfields Company Limited, it guaranteed the performance of Waterfields Company Limited to the Water & Sewerage Corporation of the Bahamas in relation to the water supply contract between Waterfields Company Limited and the Water & Sewerage Corporation.
Through performance and operation bonds, the Royal Bank of Canada, Nassau, has made guarantees in the amount of $3,910,775 to WSC that the Company shall duly perform and observe all terms and provisions pursuant to contracts between the parties. In the event of default, the Royal Bank of Canada, Nassau, shall satisfy and discharge any damages sustained by WSC up to the guaranteed amount. The Company has guaranteed reimbursement to the bank for any payments made thereon.
21. Stock compensation
The Company has various stock compensation plans that form part of employees’ remuneration. Stock compensation expense of $256,032 in 2005 (2004: $155,388; 2003: $138,750) is recorded in accordance with APB Opinion No. 25 and included within employee costs. Had compensation cost for the Company’s stock based compensation plans been determined on the fair value at the grant dates for award under those plans consistent with the method of SFAS 123, the Company’s net income and earnings per shares would have been the pro forma amounts below:

CONSOLIDATED WATE CO. LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
21. Stock compensation (continued)

	For the year ended December 31,
	2005	2004	2003
Net income — as reported	$5,514,258	$6,197,383	$4,177,081
Net income — pro forma	$5,439,982	$6,136,425	$3,365,684
Earnings per share:
Basic — as reported	$0.47	$0.54	$0.42
Basic — pro forma	$0.46	$0.53	$0.34
Diluted — as reported	$0.45	$0.53	$0.41
Diluted — pro forma	$0.45	$0.52	$0.33
In calculating the fair value for these options under SFAS 123 the Black-Scholes model was used with the following weighted average assumptions:

	2005	2004	2003
Exercise price	$19.52	$12.14	$9.80
Grant date market value	$15.42	$10.15	$9.75
Risk free interest rate	3.79%	2.65%	2.37%
Expected life	2.49 years	2.82 years	3.22 years
Expected volatility	30.81%	36.28%	35.55%
Expected dividend yield	1.22%	1.90%	2.16%
Employee Share Incentive Plan (Preferred Shares)
The Company awards preferred shares for $nil consideration under the Employee Share Incentive Plan as part of compensation for certain eligible employee, excluding Directors and Officers, that require future services as a condition to the delivery of ordinary shares. In addition, options are granted to purchase preferred shares at a fixed price, determined annually, which will typically represent a discount to the market value of the common stock. In consideration for preferred shares, the Company issues shares of common stock on a share for share basis. Under the plan, the conversion is conditional on the grantee’s satisfying requirements outlined in the award agreements. Preferred shares are only redeemable with the Company’s approval.
The details of preferred shares and preferred share options granted and exercised under the Employee Share Incentive Plan are as follows:

	Year of			Options	Options
	Grant	Granted	Strike Price	Exercised	Expired
Preferred shares	2003	5,986	$nil	N/A	N/A
	2004	3,920	$nil	N/A	N/A
	2005	5,544	$nil	N/A	N/A

Preferred share options	2003	5,986	$4.48	1,688	4,298
	2004	3,920	$6.73	1,528	2,392
	2005	5,544	$9.16	3,100	2,444
Each employee’s option to purchase preferred shares must be exercised within 30 days of the grant date, which is the 90th day after the date of the auditor’s opinion on the financial statements for the relevant year.

CONSOLIDATED WATER CO. LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
21. Stock compensation (continued)
Employee Share Option Plan (Common Stock Options)
In 2001, the Company introduced an employee stock option plan for certain long-serving employees of the Company. Under the plan, these employees are granted in each calendar year, as long as the employee is a participant in the Employee Share Incentive Plan, options to purchase ordinary shares. The price at which the option may be exercised will be the closing market price on the grant date, which is the 90th day after the date of the auditor’s opinion on the financial statements for the relevant year. The number of options each employee is granted is equal to five times the sum of (i) the number of preferred shares which that employee receives for $nil consideration and (ii) the number of preferred share options which that employee exercises in that given year. Options may be exercised during the period commencing on the fourth anniversary of the grant date and ending on the thirtieth day after the fourth anniversary of the grant date.
Non-Executive Directors’ Share Plan
In 1999, the Company introduced a stock grant plan, which forms part of Directors’ remuneration. Under the plan, Directors receive a combination of cash and common stock in consideration of remuneration for their participation in Board meetings. All Directors are eligible except Executive Officers, who are covered by individual employment contracts, and the Government elected board member. The number of common stock granted is calculated with reference to a strike price that is set on October 1 of the year preceding the grant. Stock granted during the year ended December 31, 2005 totaled 8,970 (2004: 9,260) at a strike price of $11.98 (2004: $8.88).
Directors and Senior Management Stock Compensation
Effective January 1, 2004, the option plan for senior management was amended as part of renegotiations of employee contracts. The amended contracts terminated the stock option plans for all years commencing from January 1, 2004. The 2003 stock option exercise price was set at the market price on December 31, 2003.
The following table summarizes information about the Company’s stock option plans as of December 31, 2005, 2004 and 2003, and changes during the years ended on those dates.

	2005		2004		2003
		Exercise		Exercise		Exercise
	Shares	price	Shares	price	Shares	price
Outstanding at beginning of year	848,402	$7.51	958,836	$6.98	789,060	$5.01
Granted	13,974	$15.42	12,400	$10.15	366,980	$9.75
Exercised	(250,622)	$5.35	(120,442)	$3.59	(192,906)	$4.26
Forfeited	(11,104)	$5.61	(2,392)	$6.73	(4,298)	$4.48

Outstanding at end of year	600,650	$8.63	848,402	$7.51	958,836	$6.98

Exercisable at end of year	526,860	$8.52	737,832	$7.64	856,746	$7.07

CONSOLIDATED WATER CO. LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
21. Stock compensation (continued)
The following table summarizes the weighted average grant date fair value of options during the year:

	For the year ended December 31,
	2005	2004	2003
Options granted with an exercise price below market price on the date of grant:
Employees — preferred shares	$10.35	$6.26	$2.74
Overall weighted average	$10.35	$6.26	$2.74

Options granted with an exercise price at market price on the date of grant:
Management employees	$—	$—	$2.35
Employees — ordinary share options	$5.39	$3.33	$2.06
Overall weighted average	$5.39	$3.33	$2.33
Summary of options outstanding at December 31, 2005
     At December 31, 2005, the range of exercise prices on outstanding options was $5.97 — $10.03. Accordingly the following information is presented on options outstanding, which are all exercisable, at December 31,2005:

Exercise
prices from
$5.97 - $10.03
Number of options outstanding at December 31, 2005	526,860
Weighted average exercise price	$ 8.52
Weighted average remaining contractual price	0.75 years
     The weighted average fair value per share under SFAS No. 123 for shares granted during the year below market price on the date of grant follows:

	2005		2004		2003
		Exercise		Exercise		Exercise
	Number	price	Number	price	Number	price
Overall weighted average	14,484	$18.43	12,572	$11.56	22,934	$7.26

CONSOLIDATED WATER CO. LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Under the current laws of Barbados, the Company’s Barbados operations are subject to a 40% Barbados corporate tax and all dividend payments and non-tax treaty supplier payments are subject to a Barbados withholding tax of 15%. As at December 31, 2005 and 2004, the Company has not recorded any deferred tax asset or liability as management believes that such items would be, if any, immaterial to the financial statements.
A substantial majority of the net income of the Company is currently not subject to taxation. The overall net tax expense is less than 1%, which is attributable to continuing operations in Barbados. There are no significant permanent reconciling items.
For the year ended December 31, 2005, total income before income taxes and minority interest was $5,484,344.
Income before income taxes for domestic operations was $2,947,295 in 2005 (2004: $4,245,866 and 2003: $3,018,542) and income before taxes for all the foreign country operations was $2,569,109 in 2005 (2004: $1,981,667 and 2003: $1,182,282).
23. Pension benefits
Staff pension plans are offered to all employees in the Cayman Islands. The plans are administered by third party pension plan providers and are defined contribution plans whereby the Company matches the contribution of the first 5% of each participating employee’s salary up to $72,000. The total amount recognized as an expense under the plan during the year ended December 31, 2005 was $146,241 (2004: $145,234; 2003: $119,800).

CONSOLIDATED WATER CO. LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
24. Financial instruments
Credit risk:
The Company is not exposed to significant credit risk on the vast majority of customer accounts as the policy is to cease supply of water to customers’ accounts that are more than 45 days overdue. The Company’s exposure to credit risk is concentrated on receivables from its Bulk water customers. The balances from these customers are current or an allowance has been made for collection as at December 31, 2005. Management does not anticipate any losses on these concentrations.
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
Fair values:
At December 31, 2005 and 2004, the carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and other liabilities and dividends payable approximate fair values due to the short term maturities of these assets and liabilities. Management considers that the carrying amounts for loans receivable and long term debt due to Scotiabank, the Royal Bank of Canada and Series A bond holders at December 31, 2005 approximate their fair value.

CONSOLIDATED WATER CO. LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
25. Non-cash transactions
The Company executed the following non-cash transactions:

	2005	2004	2003
Redemption of preferred shares and issue of replacement common shares at $nil consideration	$2,509	$2,866	$11,974

Preferred shares issued to employees at $nil consideration	$3,326	$2,352	$3,592

Redemption of preferred shares at $nil consideration	—	—	(162)

Common stock issued under the Non-executive Directors Share Plan at $nil consideration	150,716	95,568	102,602

Common stock issued under senior management employment agreements in lieu of cash bonuses	145,040	—	—

Common stock issued under senior management employment agreements at $nil consideration	—	—	28,715

Additional paid in capital from exercise of stock options	52,744	—	37,500

	$351,826	$97,920	$172,247

Addition of common stock and additional paid-in capital from issuance of shares in the acquisition	$—	$—	$2,291,711

Dividends declared but not paid	$828,709	$783,854	$686,118

26. Impact of recent accounting standards pronouncements
The Financial Accounting Standards Board issued one interpretation and three standards that affect the Company. A summary of this interpretation and these standards are given below:
In December 2004, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46R, “Consolidation of Variable Interest Entities” which replaces FASB Interpretation No. 46. This interpretation addresses the consolidation by business enterprises of variable interest entities, which have one or more of the characteristics defined in the Interpretation. Application of this Interpretation is required in financial statements of public entities that have interests in variable interest entities for periods ending after December 15, 2003. Application by public entities is required in financial statements for periods ending after March 15, 2004. The interpretation is intended to achieve more consistent application of consolidated policies to variable interest entities or disclose information about variable interest entities in which consolidation does not occur to help users assess the enterprises risks. The application of this Interpretation did not have a material effect on the Company’s financial statements.

CONSOLIDATED WATER CO. LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
26. Impact of recent accounting standards pronouncements (continued)
In December 2004, the FASB revised SFAS No. 123, “Accounting for Stock Based Compensation”, with the issuance of SFAS No. 123 (revised 2004), “Share-Based Payment”. SFAS No. 123R eliminates the alternative to use Opinion 25’s intrinsic value method of accounting and requires the Company to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the reward. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. The Company is required to adopt SFAS No. 123R in the first quarter of 2006. The application of this standard is not expected to have a material effect on the Company’s financial statements.
In March 2005, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143” (“FIN 47”). This Interpretation is not expected to have an effect on the Company’s financial statements.
In May 2005, the FASB issued SFAS No. 154, “Accounting for Changes and Error Corrections”, a replacement of APB Opinion No. 20 and SFAS No.3. The application of this standard is not expected to have an effect on the Company’s financial statements.
In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140”. The application of this standard is not expected to have an effect on the Company’s financial statements.

Report of Independent Registered Public Accounting Firm
The Board of Directors
Ocean Conversion (BVI) Ltd.
We have audited the accompanying consolidated balance sheet of Ocean Conversion (BVI) Ltd. and its subsidiary (the “Company”) as of December 31, 2005, and the related consolidated statements of income, stockholders’ equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.
We conducted our audit in accordance with generally accepted auditing standards as established by the Auditing Standards Board (United States) and in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal controls over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material aspects, the financial position of Ocean Conversion (BVI) Ltd. and subsidiary as of December 31, 2005, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.
Rachlin Cohen & Holtz LLP
Fort Lauderdale, Florida
March 8, 2006

Independent Auditors’ Report
The Board of Directors
Ocean Conversion (BVI) Ltd.:
We have audited the accompanying consolidated balance sheets of Ocean Conversion (BVI) Ltd. and its subsidiary (the “Company”) as of December 31, 2004 and 2003 and the related consolidated statements of income, stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material aspects, the financial position of Ocean Conversion (BVI) Ltd. and its subsidiary as at December 31, 2004 and 2003, and the results of their operations and cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.
/s/ KPMG
George Town, Cayman Islands
April 15, 2005

OCEAN CONVERSION (BVI) LTD.
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2005 and 2004
(Expressed in United States Dollars)

	2005	2004

ASSETS
Current assets
Cash and cash equivalents	$944,574	$1,291,121
Accounts receivable	3,418,922	2,874,989
Deferred fees	3,837	11,401
Inventory	344,348	349,826
Prepaid expenses and other assets	24,717	24,722

Total current assets	4,736,398	4,552,059

Property, plant and equipment, net	3,200,618	3,949,583
Construction in progress	2,025,594	240,181

Total assets	$9,962,610	$8,741,823

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and other liabilities	$1,114,094	$835,589
Current portion of long term debt	255,000	250,000

Total current liabilities	1,369,094	1,085,589

Profit sharing provision	1,508,714	1,409,078
Long term debt, including $800,000 to affiliates in 2005	800,000	255,000
Minority interest in JVD Ocean Desalination Ltd.	33,265	18,526

Total liabilities	3,711,073	2,768,193

Commitments	—	—
Stockholders’ equity
Class A, voting shares, $1 par value. Authorized 600,000 shares:
issued and outstanding 555,000 shares in 2005 and 2004	555,000	555,000
Class B, voting shares, $1 par value. Authorized 600,000 shares:
issued and outstanding 555,000 shares in 2005 and 2004	555,000	555,000
Class C, non-voting shares, $1 par value. Authorized 600,000 shares:
issued and outstanding 165,000 in 2005 and 2004	165,000	165,000
Additional paid-in capital	225,659	225,659
Retained earnings	4,750,878	4,472,971

Total stockholders’ equity	6,251,537	5,973,630

Total liabilities and stockholders’ equity	$9,962,610	$8,741,823

The accompanying notes are an integral part of these consolidated financial statements.

OCEAN CONVERSION (BVI) LTD.
CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31, 2005, 2004 and 2003
(Expressed in United States Dollars)

	2005	2004	2003
Water sales	$7,715,827	$6,872,366	$4,819,605

Cost of water sales	(3,003,920)	(2,475,304)	(2,110,066)

Gross profit	4,711,907	4,397,062	2,709,539

General and administrative expenses	(1,818,229)	(1,642,862)	(1,046,186)

Income from operations	2,893,678	2,754,200	1,663,353

Other income (expense)
Interest income	202,428	57,081	103,225
Interest expense	(62,150)	(31,557)	(28,378)
Other income	111	—	—

	140,389	25,524	74,847

Income before minority interest	3,034,067	2,779,724	1,738,200

Minority interest	(14,739)	(8,526)	—

Net income	$3,019,328	$2,771,198	$1,738,200

The accompanying notes are an integral part of these consolidated financial statements.

OCEAN CONVERSION (BVI) LTD.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2005, 2004 and 2003
(Expressed in United States Dollars)

			Additional		Total
	Common stock		paid-in	Retained	stockholders’
	Shares	Dollars	capital	earnings	equity
Balance at January 1, 2003	1,230,000	$1,230,000	$165,200	$2,704,823	$4,100,023
Issuance of Class C stock	45,000	45,000	60,459	—	105,459
Net income	—	—	—	1,738,200	1,738,200
Dividends declared	—	—	—	(1,593,750)	(1,593,750)

Balance at December 31, 2003	1,275,000	1,275,000	225,659	2,849,273	4,349,932
Net income	—	—	—	2,771,198	2,771,198
Dividends declared	—	—	—	(1,147,500)	(1,147,500)

Balance at December 31, 2004	1,275,000	1,275,000	225,659	4,472,971	5,973,630
Net income	—	—	—	3,019,328	3,019,328
Dividends declared	—	—	—	(2,741,421)	(2,741,421)

Balance at December 31, 2005	1,275,000	$1,275,000	$225,659	$4,750,878	$6,251,537

The accompanying notes are an integral part of these consolidated financial statements.

OCEAN CONVERSION (BVI) LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2005, 2004 and 2003
(Expressed in United States Dollars)

	2005	2004	2003
Cash flows from operating activities
Net income	$3,019,328	$2,771,198	$1,738,200
Add/(deduct) items not affecting cash
Depreciation	713,687	719,163	502,666
Amortization of bank fees	7,564	7,567	—
Profit sharing	970,386	868,515	527,393
Minority interest	14,739	8,526	—
(Increase) decrease in accounts receivable	(543,934)	(2,178,171)	1,606,496
(Increase) decrease in inventory	5,478	(132,221)	(38,779)
(Increase) decrease in other assets	5	—	(18,974)
Increase in accounts payable and other liabilities	278,506	78,856	466,116

Net cash provided by operating activities	4,465,759	2,143,433	4,783,118

Cash flows from investing activities
Purchase of property, plant and equipment	(17,010)	(212,362)	(1,055,174)
Expenditures for construction in progress	(1,785,413)	(84,217)	(451,665)
Proceeds from sale of assets	52,288	—	—

Net cash used in investing activities	(1,750,135)	(296,579)	(1,506,839)

Cash flows from financing activities
Profit sharing rights paid	(870,750)	(364,500)	(506,250)
Minority interest from affiliate	—	10,000	—
Proceeds from long term debt	800,000	—	880,000
Principal repayments of long term debt	(250,000)	(250,000)	(1,125,000)
Dividends paid	(2,741,421)	(1,147,500)	(1,593,750)

Net cash used in financing activities	(3,062,171)	(1,752,000)	(2,345,000)

Net increase (decrease) in cash and cash equivalents	(346,547)	94,854	931,279

Cash and cash equivalents at the beginning of the year	1,291,121	1,196,267	264,988

Cash and cash equivalents at the end of the year	$944,574	$1,291,121	$1,196,267

Interest paid in cash	$19,088	$20,659	$28,378

Interest received in cash	$184,389	$11,013	$103,225

The accompanying notes are an integral part of these consolidated financial statements

OCEAN CONVERSION (BVI) LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
1. Principal activity
Ocean Conversion (BVI) Ltd. (“OCVBI”) was incorporated in the British Virgin Islands under the Companies Act, Cap 285, on May 14, 1990 and is engaged in the production and sale of potable water to the Government of the British Virgin Islands (the “Government”). The Company has an agreement with the Government, its sole customer, to produce and supply a guaranteed quantity and quality of potable water. This agreement provides for specific penalties should the Company not be able to provide the guaranteed quantity of water.
On January 24, 1992, OCVBI amended the original agreement with the Government to allow for the expansion of its plant in order to increase its production capacity from 360,000 imperial gallons of water to 510,000 imperial gallons per day. Under this agreement, the Government had the option to purchase the facility in May 1999 at a cost of $1,420,000 or renew the agreement for a period of seven years. The Government did not exercise its option to purchase the plant but advised OCVBI of its desire to continue the agreement on a month-to-month basis until a new agreement is negotiated.
JVD Ocean Desalination Ltd. (“JVD”), a majority owned affiliate of OCBVI, was incorporated on January 2, 2003 and began producing potable water for the Government on July 10, 2003. On February 5, 2005, JVD executed a contract with the Government of the British Virgin Islands with the agreement that all water delivered before the contract was signed would be invoiced upon signing of the contract. During 2003, neither the amount of water delivered nor the expenses incurred were material to the financial statements. These amounts have been recorded in the consolidated financial statements of OCBVI along with the portion relating to the minority interests.
2. Accounting policies
Basis of preparation: The consolidated financial statements presented are prepared in accordance with accounting principles generally accepted in the United States of America.
Basis of consolidation: The consolidated financial statements include the financial statements of Ocean Conversion (BVI) Ltd. and its majority owned subsidiary, JVD Ocean Desalination Ltd., together “the Company”. All significant intercompany balances and transactions have been eliminated.
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
Cash and cash equivalents: Cash and cash equivalents are comprised of cash at banks on call and highly liquid deposits with an original maturity of three months or less.
Trade accounts receivable: Trade accounts receivable are recorded at the invoiced amounts based on meter readings reduced by appropriate allowances for estimated uncollectible amounts. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable balance. The Company determines the allowance based on historical write-off experience.
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
Property, plant and equipment: Property, plant and equipment is stated at cost less accumulated depreciation. Depreciation is calculated using a straight line method with an allowance for estimated residual values. Rates are determined based on the estimated useful lives of the assets as follows:

Plant and equipment	4 to 40 years
Office furniture, fixtures and equipment	3 to 10 years
Vehicles	3 to 10 years
Lab Equipment	3 to 10 years
Additions to property, plant and equipment consist of the cost of the contracted services, direct labor and materials. Assets under construction are recorded as additions to property, plant and equipment upon completion of the projects. Depreciation commences in the month of addition.
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
Comparative amounts: Certain prior year amounts have been adjusted to conform to the current year’s presentation.
3. Cash and cash equivalents
Cash and cash equivalents are not restricted as to withdrawal or use.
4. Trade accounts receivable
Trade accounts receivable comprise receivables from our sole customer, the Government of the British Virgin Islands. Significant concentrations of credit risk are disclosed in Note 15.

OCEAN CONVERSION (BVI) LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
5. Inventory

	December 31,
	2005	2004
Consumables stock	$43,679	$51,239
Spare parts stock	300,669	298,587

Total	$344,348	$349,826

6. Property, plant and equipment and construction in progress

	December 31,
	2005	2004
Plant and equipment	$9,416,015	$9,475,811
Office furniture, fixtures and equipment	37,027	33,182
Vehicles	71,600	71,600
Lab equipment	11,637	11,637

	9,536,279	9,592,230

Accumulated depreciation	(6,335,661)	(5,642,647)

Property, plant and equipment, net	$3,200,618	$3,949,583

Construction in progress	$2,025,594	$240,181

At December 31, 2005, the Company had approximately $4.0 million in capital commitments. It is the Company’s policy to maintain adequate insurance for loss or damage to all fixed assets that in management’s assessment may be susceptible to loss.

OCEAN CONVERSION (BVI) LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
7. Long term debt

	December 31,
	2005	2004
Scotiabank (Cayman Islands) loan bearing interest at three month LIBOR plus 1.5% per annum, with interest calculated daily and payable quarterly. Principal is repayable in semi-annual intallments of $125,000 through May 31, 2006.	$255,000	$505,000
CWCO loan bearing interest at three month LIBOR plus 3.5% per annum, with interest calculated daily and payable quarterly. Principal is due June 1, 2007.	800,000	—

Total long term debt	1,055,000	505,000
Less current portion	(255,000)	(250,000)

Long term debt, excluding current portion	$800,000	$255,000

The future minimum aggregate principal repayments of long term debt at December 31, 2005 are as follows:

2006	$255,000
2007	800,000
Any amounts drawn under the Scotiabank facility are collateralized by a fixed and floating charge of $1,250,000. The fixed and the floating charge covers all other assets of the Company. The Scotiabank facility has been guaranteed equally by Consolidated Water Co. Ltd. and Sage Water Holdings (BVI) Ltd.
At December 31, 2005, the Company is in compliance with all restrictive covenants.
On May 25, 2005, the Company entered into a loan agreement with an affiliate, Consolidated Water Co. Ltd. (“CWCO”), pursuant to which CWCO has agreed to lend the Company up to $3.0 million for the design and construction of a 500,000 Imperial gallon per day seawater desalination plant in Tortola, British Virgin Islands. The loan principal is due and payable on June 1, 2007 and interest accrues at the LIBOR rate plus 3.5% and is payable quarterly on amounts drawn down commencing July 2005. The loan can be repaid at any time without penalty and is subordinated to existing bank indebtedness. The balance outstanding at December 31, 2005 was $800,000.
8. Commitments
The Company leases property adjacent to the Baughers Bay plant upon which it has installed walls and pipelines necessary for the production of water.
In addition, on May 25, 2005, the Company entered into a twenty five year lease agreement with Bar Bay Estate Holdings Limited (“Bar Bay”), a private company incorporated in the Territory of the British Virgin Islands, pursuant to which the Company agreed to lease from Bar Bay approximately 50,000 square feet of land on Tortola, British Virgin Islands on which a seawater desalination plant and wells will be constructed. Under the terms of the lease agreement, a lease premium payment of $750,000 was made on June 10, 2005, annual lease and easement payments of $15,020 are due annually and royalty payments of 2.87% of annual sales, as defined in the lease agreement, are payable quarterly.

OCEAN CONVERSION (BVI) LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
8. Commitments (continued)
Future minimum lease payments under non-cancelable operating leases at December 31, 2005 are as follows:

2006	$33,075
2007	33,075
2008	33,075
2009	33,075
2010	33,075
Thereafter	390,675
The Company leases property adjacent to the Baughers Bay plant upon which it has installed walls and pipelines necessary for the production of water.
9. Expenses

	For the year ended December 31,
	2005	2004	2003
Cost of water sales comprise the following:
Fuel oil	$625,316	$532,933	$356,427
Electricity	529,905	151,726	324,162
Maintenance	436,104	296,361	288,697
Depreciation	712,582	718,611	502,573
Employee costs	381,613	468,506	417,861
Insurance	80,138	78,008	77,790
Other direct cost	238,262	229,159	142,556

	$3,003,920	$2,475,304	$2,110,066

General and administrative expenses comprise the following:
Profit sharing	$970,386	$868,515	$527,393
Management fees	561,605	567,802	333,904
Directors fees and expenses	67,091	79,589	60,647
Professional fees	29,980	24,399	13,150
Employee costs	36,686	25,689	—
Maintenance costs	991	474	709
Depreciation	1,105	552	92
Other indirect costs	150,385	75,842	110,291

	$1,818,229	$1,642,862	$1,046,186

10. Related party transactions
On May 25, 2005, the Company entered into a loan agreement with an affiliate, Consolidated Water Co. Ltd. (“CWCO”), pursuant to which CWCO has agreed to lend the Company up to $3.0 million for the design and construction of a 500,000 Imperial gallon per day seawater desalination plant in Tortola, British Virgin Islands. (See Note 7).

OCEAN CONVERSION (BVI) LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
10. Related party transactions (continued)
On May 25, 2005, the Company entered into a twenty five year lease agreement with Bar Bay Estate Holdings Limited (“Bar Bay”), a private company incorporated in the Territory of the British Virgin Islands, pursuant to which the Company agreed to lease from Bar Bay approximately 50,000 square feet of land on Tortola, British Virgin Islands, on which a seawater desalination plant and wells will be constructed. Under the terms of the lease agreement, a lease premium payment of $750,000 was made on June 10, 2005, annual lease and easement payments of $15,020 are due annually and royalty payments of 2.87% of annual sales, as defined in the lease agreement, are payable quarterly.
A director of Sage Water Holdings (BVI) Limited, the latter which currently owns 100% of the non-voting stock, 50% of the voting common stock and 50% of the profit sharing rights of OCBVI, is also a Director of OCBVI and holds 50% of the outstanding shares of Bar Bay.
A professional service firm provided pension services during the year ended December 31, 2005 for which it charged $915 in 2005 (2004: $705, 2003:$345). A principal of the service firm is also a director of the Company.
Pursuant to an amended and restated Management Services Agreement dated December 1, 2003 between DesalCo Ltd. (a wholly-owned subsidiary of Consolidated Water Co. Ltd.) and the Company, DesalCo Ltd. provides the Company with management, administration, finance, operations, maintenance, engineering and purchasing services, and is entitled to be reimbursed for all reasonable expenses incurred on behalf of the Company. The Company incurred fees of $452,843, $442,444 and $333,904 related to this management service agreement for the years ended December 31, 2005, 2004 and 2003, respectively, and as of December 31, 2005 had accounts payable of $812,140 (2004: $497,846) due to DesalCo Ltd.
Pursuant to a Management Services Memorandum effected January 1, 2004 between the Class B Directors who at any point in time represent Sage Water Holdings Limited, and the Company, the Class B directors provide the Company with delegated operational matters, general management of local business matters, donation, sponsorship and public relations activities, and are entitled to an annual fixed fee of $60,000 and a profit sharing bonus equal to 1% of the Company’s income before depreciation, interest (income and expense), and other expenses not directly related to the operation of the Company. The Company incurred fees of $108,762, $125,358 and $nil related to this management service memorandum for the years ended December 31, 2005, 2004 and 2003, respectively and as at December 31, 2005 had accounts payable of $9,026 (2004: $9,878) due to Sage Water Holdings Ltd.
As at December 31, 2005, the Company had accounts payable of $21,183 (2004: $53,225) related to the reimbursement of expenses from Consolidated Water Co. Ltd., Ocean Conversion (Cayman) Limited and DesalCo (Barbados) Limited.
11. Profit sharing provision

	December 31,
	2005	2004
Opening balance	$1,409,078	$905,063
Additions	970,386	868,515
Distributions	(870,750)	(364,500)

	$1,508,714	$1,409,078

In 1993, the Company and its existing shareholders at that time, entered into two Share Repurchase and Profit Sharing Agreements (the “Agreements”) to repurchase 225,000 shares each from those shareholders (the “Parties”), whose shares were issued in exchange for guarantees of the Company’s long term debt. The

OCEAN CONVERSION (BVI) LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
11. Profit sharing provision (continued)
Agreements were subsequently approved by special resolution at an Extraordinary Meeting of all the Company’s shareholders.
Under the terms of the Agreements, the Company, in exchange for the above-mentioned shares, granted the Parties, profit sharing rights in the Company’s profits for as long as the Company remains in business as a going concern. The Agreement states that where the Company has profits available for the payment of dividends and pays a dividend from there, a distribution shall be made to each of the Parties equal to 202,500 (2004: 202,500) times the dividend per share received by the remaining shareholders and paid concurrently with such dividend. The factor of 202,500 (2004: 202,500) shall be subject to amendment by the same proportion and at the same time as changes take place or adjustments are made in respect of the remaining shareholders.
The current shareholders and an affiliate of a current shareholder have acquired these profit sharing rights. The Company has made an allowance at December 31, 2005 for the maximum profit shares payable to the Parties if all retained earnings were to be distributed as dividends and profit shares.
12. Taxation
Under the terms of the water sale agreements with the Government, the Company is exempt from all non-employee taxation in the British Virgin Islands.
13. Non-cash transaction
During the year ended December 31, 2003, 45,000 Class C non-voting shares were issued in exchange for cancellation of an equal portion of profit sharing rights.
14. Pension plan
Effective December 1, 2003, the Company established the MWM Global Retirement Plan (the “Plan”). The Plan is a defined contribution plan whereby the Company will contribute 5% of each participating employee’s salary to the Plan. The total amount recognized as an expense under the plan during the year ended December 31, 2005 was $9,621 (2004: $6,776 and 2003:$nil).

OCEAN CONVERSION (BVI) LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
15. Financial instruments
Credit risk:
Financial assets that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, accounts receivable and intercompany loans receivable. The Company’s cash is placed with high credit quality financial institutions. The accounts receivable are due from the Company’s sole customer, the Government (Note 1). As a result, the Company is subject to credit risk to the extent of any non-performance by the Government. The Company has a loan receivable with its majority owned subsidiary, JVD Ocean Desalination Ltd. in the event of non-payment, the Company is subject to credit risk for to the extent of our investment in JVD Ocean Desalination Ltd.
Interest rate risk:
The interest rates and terms of the Company’s loans are presented in Note 7 of these consolidated financial statements. The Company is subject to interest rate risk to the extent that the LIBOR rate may fluctuate.
Fair values: At December 31, 2005 and 2004, the carrying amounts of cash and cash equivalents, accounts receivable, prepaid expenses and other assets, accounts payable and other liabilities approximate fair values due to the short term maturities of these assets and liabilities. Management considers that the carrying amount for long-term debt approximates fair value.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.
     On August 15, 2005, KPMG informed the Audit Committee of the Company that KPMG did not wish to stand for re-appointment as independent accountants for the Company and its affiliates for the fiscal year ended December 31, 2005.
     The reports of KPMG on the consolidated financial statements of the Company for the years ended December 31, 2003 and 2004, contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.
     In connection with its audits for each of the two fiscal years ended December 31, 2003 and 2004, and through August 15, 2005, there were no disagreements with KPMG on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of KPMG, would have caused KPMG to make reference thereto in their report on the consolidated financial statements for such years.
     During the fiscal years ended December 31, 2003 and 2004, and through August 15, 2005, there were no reportable events (as outlined in Item 304(a)(1)(v) of Regulation S-K), other than as follows:
     In Item 9A in the Annual Report on Form 10-K for the fiscal year ended December 31, 2004, the Company reported five significant control deficiencies that when combined resulted in a material weakness in internal control over financial reporting. KPMG’s report on this material weakness is included in the attached Form 10-K. As a result of this material weakness KPMG’s report included an adverse opinion on the effectiveness of internal control over financial reporting for the year ended December 31, 2004.
     On October 28, 2005, the Audit Committee of the Company retained Rachlin Cohen & Holtz LLP as independent accountants for the Company for the fiscal year ending December 31, 2005.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Annual Report, the Company’s management conducted an evaluation with the participation of the Company’s Chief Executive Officer and Chief Financial Officer (collectively, the “Certifying Officers”) regarding the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules13a-15(e) and 15d-15(e) under the Exchange Act). The Company’s management with the participation of the Certifying Officers also conducted an evaluation of the Company’s internal control over financial reporting.
     Based on this evaluation and in accordance with the requirements of Auditing Standard No. 2 of the Public Company Accounting Oversight Board, the Chief Executive Officer and Chief Financial Officer conclude that the Company’s disclosure controls and procedures were effective and that the Company maintained effective control over financial reporting as of December 31, 2005.
     The Chief Executive Officer and Chief Financial Officer also conclude, and herein report in accordance with Auditing Standard No. 4 of the Public Company Accounting Oversight Board, that the material weakness reported as of December 31, 2004 has been remediated.

     A significant deficiency is a control deficiency, or combination of control deficiencies, that adversely affects the company’s ability to initiate, authorize, record, process or report external financial data reliably in accordance with generally accepted accounting principles such that there is more than a remote likelihood that a misstatement of the company’s annual or interim financial statements that is more than inconsequential will not be prevented or detected. A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected. The control deficiencies identified in 2004 by the Company’s management and the Certifying Officers which in combination resulted in a material weakness were: (a) improper tracking of fixed assets and accumulated depreciation, including work-in-progress accounts, (b) insufficient personnel resources with appropriate accounting expertise, (c) improper tracking and review of inventory, (d) improper review of intercompany eliminations, and (e) insufficient documentation of system access controls around the financial management information system.
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

     The Company’s management, including the Certifying Officers, assessed as of December 31, 2005, the effectiveness of the Company’s internal control over financial reporting. In making this assessment, management used the criteria set forth in the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
     As of December 31, 2005, the Company’s management, including the Certifying Officers, has concluded that the Company maintained effective internal control over financial reporting.
     Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005 has been audited by Rachlin Cohen & Holtz LLP, an independent registered public accounting firm, as stated in their report which is included on page 98 of this Annual Report.
Remediation Steps to Address Prior Year Control Deficiencies
     The control deficiencies identified by the Company’s management and the Certifying Officers which in combination resulted in the prior year material weakness were: (a) improper tracking of fixed assets and accumulated depreciation, including work-in-progress accounts, (b) insufficient personnel resources with appropriate accounting expertise, (c) improper tracking and review of inventory, (d) improper review of inter-company eliminations, and (e) insufficient documentation of system access controls around the financial management information system.
     Management concluded that the above deficiencies when combined together had resulted in a material weakness in its internal control of financial reporting because the quantitative effect of any errors resulting from these deficiencies when taken together could result in a material misstatement of the Company’s interim and annual financial reports. Based on this evaluation and in accordance with the requirements of Auditing Standard No. 2 of the Public Company Accounting Oversight Board, the Chief Executive Officer and Chief Financial Officer concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2004.
     The Company remediated the identified material weakness by remediating the control deficiencies in the Company’s internal control over financial reporting which comprised this material weakness.
     The Company implemented changes to its financial management information system that remediated the deficiency relating to improper tracking of fixed assets and accumulated depreciation, including work-in-progress accounts by completing the installation and staff training for a new automated fixed asset management system by the end of the second quarter of 2005.
     The Company remediated the deficiency related to U.S. accounting expertise by employing a qualified and experienced person to assume the duties of Chief Financial Officer as of April 1, 2005 and establishing a South Florida office in the third quarter of 2005 to which corporate accounting functions continue to be relocated and from which additional qualified accounting personnel have been recruited.
     The Company implemented changes to properly track and review inventories by enhancing its perpetual inventory tracking system, establishing an internal training program and establishing an ongoing interim period physical inventory count program by the end of the third quarter of 2005.
     The Company remediated the deficiency with regard to how intercompany accounts were tracked and reviewed by providing for an additional layer of expert review by the end of the second quarter of 2005.

     In remediating the deficiency with respect to system access controls around its financial management information system, the Company improved both the processes and the documentation with respect to its automated systems controls throughout the 2005 year, including the creation of a written policy manual and the establishment of an Employee Communication policy.
Changes in Internal Control Over Financial Reporting
     Except as described above, there were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation of such internal control that occurred during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders
Consolidated Water Co. Ltd
     We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, that Consolidated Water Co. Ltd maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Consolidated Water Co. Ltd’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.
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

     In our opinion, management’s assessment that Consolidated Water Co. Ltd maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, Consolidated Water Co. Ltd maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
     We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the December 31, 2005 consolidated balance sheet and the related 2005 consolidated statements of income, stockholders’ equity and cash flows of Consolidated Water Co. Ltd, and our report dated March 8, 2006 expressed an unqualified opinion.
/s/ Rachlin Cohen & Holtz LLP
Fort Lauderdale, Florida

March 8, 2006

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
/s/ KPMG
Georgetown, Cayman Islands
April 15, 2005

PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
Our Directors and Executive Officers
     This table lists information concerning our executive officers and directors:

Name	Age	Position
Jeffrey M. Parker	61	Director, Chairman of the Board of Directors
Frederick W. McTaggart	43	Director, President, Chief Executive Officer
Joseph Pivinski	58	Senior Vice President & Chief Financial Officer
Kenneth R. Crowley	41	Vice President of Overseas Operations
Gregory S. McTaggart	42	Vice President of Cayman Operations
Robert B. Morrison	52	Vice President of Purchasing and Information Technology
Gerard J. Pereira	35	Vice President of Engineering
Brent J. Santha	35	Vice President of Finance, Interim Chief Financial Officer and Company Secretary
William T. Andrews *	57	Director
J. Bruce Bugg, Jr. *	51	Director
Brian E. Butler *	56	Director
Steven A. Carr *	55	Director
Carson K. Ebanks *	50	Director
Richard L. Finlay	47	Director
Clarence B. Flowers, Jr. *	50	Director
Wilmer Pergande *	66	Director
David W. Sasnett *	49	Director
Raymond Whittaker *	52	Director

*	The Board of Directors has determined that each of such persons is an “independent director” under the corporate governance rules of The Nasdaq Stock Market, Inc. (“Nasdaq”)
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
     Frederick W. McTaggart has been a director of our company since 1998, President since October 2000 and Chief Executive Officer since January 1, 2004. Also on January 1, 2004, Mr. McTaggart resigned as Chief Financial Officer, a position he held since February 2001. From April 1994 to October 2000, Mr. McTaggart was the Managing Director of the Water Authority-Cayman, the government-owned water utility serving certain areas of the Cayman Islands. He received his B.S. degree in Building Construction from the Georgia Institute of Technology in 1985. Mr. McTaggart is the brother of Mr. Gregory S. McTaggart, the Vice President — Operations (Cayman Islands).

     Joseph Pivinski was appointed Senior Vice President in April 2005 and Chief Financial Officer on June 1, 2005. From December 2003 to March 2005, Mr. Pivinski was Managing Director of P&B Associates, CPA’s, a financial and business consulting firm. From October 1997 to December 2003, Mr. Pivinski served as Vice President and Chief Financial Officer of Oriole Homes Corp., a publicly traded residential real estate developer. Mr. Pivinski received his MBA in Finance from Fordham University in 1980 and is a Certified Public Accountant.
     Kenneth R. Crowley was appointed our Vice President of Overseas Operations in March 2003 and holds a Bachelor of Science degree in Mechanical Engineering from the University of Maryland. In 1989, he joined Reliable Water Co. Ltd, the predecessor of Ocean Conversion (Cayman) Limited, as Operations Engineer in the Canary Islands and the Cayman Islands. He was promoted to Operations Manager in 1991. In 1998, Mr. Crowley transferred to DesalCo Limited to work on the design, construction and operation of reverse osmosis water plants including high efficiency work exchanger energy recovery systems in the Cayman Islands, the Bahamas, Barbados and the British Virgin Islands with a combined capacity in excess of 9.0 million U.S. gallons per day.
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
     Robert B. Morrison was appointed Vice President of Purchasing & Information Technology in March 2003. Mr. Morrison holds the designation Certified Professional Purchaser and has over twenty- five years experience in the purchasing and logistics field. He joined DesalCo Limited as Purchasing Manager in June of 1996 in which position he also employed his more than 20 years of information technology experience as software and systems developer, network administrator and end user support resource for PC and mainframe environments. Prior to this, Mr. Morrison was Principal Purchasing Officer for the Ministry of Works & Engineering of the Bermuda government and Purchasing Manager for American-Standard in Toronto, Canada.
     Gerard J. Pereira was appointed Vice President of Engineering in March 2003. Mr. Pereira obtained his BS and MS in Chemical Engineering from the University of Waterloo, Ontario, Canada and joined Ocean Conversion (Cayman) Limited as Operations Engineer in 1995. He was promoted to Operations Manager of Ocean Conversion (Cayman) Limited in 1998, which post he held until our acquisition.
     Brent J. Santha joined our Company as Management Accountant in January 2001 and was appointed Vice President of Finance and Assistant Company Secretary in March 2003. In December 2003, Mr. Santha was appointed Company Secretary. On January 1, 2004, Mr. Santha was appointed as Interim Chief Financial Officer, a position he held until May 31, 2005. Mr. Santha is a member of the Canadian Institute of Chartered Accountants having received his Chartered Accountant designation in 1997. Previously he was employed for six years by Johnsen Archer Chartered Accountants leaving as Manager of Audit & Business Services.
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
     Richard L. Finlay has served as a director of our Company since 1995. Mr. Finlay is an attorney and notary public and has practiced law in the Cayman Islands since 1992. Prior to that, Mr. Finlay served as Director of Legal Studies of the Cayman Islands Government from 1989 to 1992. From 1983 to 1989, Mr. Finlay was a partner with a Canadian law firm located in Regina, Canada. Mr. Finlay has served as the Cayman Islands’ representative to the International Company and Commercial Law Review and is a former editor of the Cayman Islands Law Bulletin.

     Clarence B. Flowers, Jr. has been a director of our Company since 1991. Mr. Flowers is, and has been since 1985, the principal of Orchid Development Company, a real estate developer in the Cayman Islands. Mr. Flowers also serves as a director of C.L. Flowers & Son, which is the largest manufacturer of wall systems in the Cayman Islands, and Cayman National Bank, a retail bank.
     Wilmer Pergande has been a director of our Company since 1978. Mr. Pergande is the principal of WF Pergande Consulting LLC currently providing consulting engineering services in the areas of desalination, fluid dynamics and process separation technologies. He retired in 2005 as Global Leader for Desalination and Process Equipment, GE Infrastructure, Water and Process Technologies. Mr. Pergande previously held the position of Vice-President of Special Projects of Osmonics, Inc. acquired by GE of Minnetonka, Minnesota. Before joining Osmonics, Mr. Pergande was the Chief Executive Officer of Licon International, Inc., a publicly traded manufacturer of liquid processing equipment. Previously, Mr. Pergande was the President of Mechanical Equipment Company Inc. and held executive managerial positions with AquaChem Inc. both companies being manufacturers of seawater desalination equipment.
     David W. Sasnett became a director of our Company in December 2004. Mr. Sasnett is currently serving as the Chief Financial Officer of VoIP, Inc., a public company provider of communication services utilizing voice over internet protocol technology. Mr. Sasnett is also the President of Secure Enterprises, LLC, a marketer and distributor of consumer products, a position he has held since co-founding that company in 2003. During 2004, Mr. Sasnett was the Vice President of Finance and Controller for MasTec, Inc., a publicly-traded specialty contractor and infrastructure provider. Mr. Sasnett was employed from 1994 to 2002 by Catalina Lighting, Inc. and from 1996 to 2002 served as the Chief Financial Officer of Catalina Lighting, Inc., a publicly-traded manufacturer and distributor of residential lighting and other consumer products. After leaving Catalina Lighting, Mr. Sasnett was employed through 2002 in an executive and consulting capacity by Platinum Products, Inc., a privately-held consumer products importer and distributor. Mr. Sasnett’s experience also includes more than 12 years with the accounting, auditing and consulting firm of Deloitte & Touche, LLP.
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
Jeffrey M. Parker
     The directors of Group 2 were re-elected at our annual shareholders’ meeting in August 2005. The directors in Group 3 will be proposed for re-election in 2006, Group 1 in 2007 and then Group 2 again in 2008.
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
Governance of the Company
     Pursuant to the Company’s Memorandum of Association, Articles of Association and Cayman Islands law, the Company’s business, property and affairs are managed under the direction of the Board of Directors. Members of the Board of Directors are kept informed of the Company’s business through discussions with the Chief Executive Officer and other senior officers, by reviewing materials provided to them and by participating in meetings of the Board of Directors and its committees.
     The Board of Directors has determined that all of the Directors, other than Messrs. Parker, McTaggart and Finlay, are “independent” as such term is defined by the applicable listing standards of NASDAQ. The Board of Directors based this determination primarily on a review of the responses of the Directors to questions regarding their employment, affiliations and family and other relationships.
     The Company typically schedules a meeting of the Board of Directors quarterly and in conjunction with its Annual General Meeting and expects that all Directors will attend, absent a valid reason, such as a scheduled conflict.
     The Board of Directors has also adopted a Code of Business Conduct and Ethics that applies to all of our Directors, officers (including the Chief Executive Officer and the Chief Financial Officer) and employees. Our Code of Business Conduct and Ethics is posted on the “Investor Relations — Corporate Governance” section of the Company’s website: http://www.cwco.com.
     If, in the future, the Board of Directors amends the Code of Business Conduct and Ethics or grants a waiver to our Chief Executive Officer, Chief Financial Officer or any future principal accounting officer with respect to the Code of Business Conduct and Ethics, the Company will post the amendment or a description of the waiver on the “Investor Relations-Corporate Governance” section of the Company’s website.

Committees of the Board of Directors
     The Board of Directors has the following four committees: (1) Executive, (2) Audit, (3) Compensation and (4) Nominations. Except for the Executive Committee, the Board of Directors has adopted a written charter for each of the other committees. Such charters are posted on the “Investor Relations-Corporate Governance” section of the Company’s website: http://www.cwco.com.
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
Compensation Committee
     The Board of Directors has a Compensation Committee, which is comprised of Messrs. Ebanks, Flowers, and Pergande.
     The Compensation Committee is responsible for reviewing and approving the executive compensation program for the Company and its subsidiaries, assessing executive performance, making grants of salary and annual incentive compensation, and approving certain employment agreements. The Board of Directors has adopted a written charter for the Compensation Committee. The Compensation Committee Charter is filed as Exhibit 99.1 to our Annual Report for the fiscal year ended December 31, 2003 (the “2003 Annual Report”), which Exhibit is incorporated herein by reference. The Board of Directors has determined that all members of the Compensation Committee are “independent directors,” as such term is defined under the corporate governance rules of Nasdaq.
Audit Committee
     The Board of Directors has an Audit Committee, which is comprised of Messrs. Bugg, Butler, Carr, Sasnett and Whittaker.
     The Audit Committee assists the Board of Directors in monitoring the financial reporting process, the internal control structure and the independence and performance of the internal audit department and the independent public accountants. Its primary duties are to serve as an independent and objective party to monitor the Company’s financial process and internal control system, to review and appraise the audit effort of the Company’s independent accountants and to provide an open avenue of communications among the independent accountants, financial and senior management and the Board of Directors. The Board of Directors has adopted a written charter for the Audit Committee. The Audit Committee Charter is filed as Exhibit 99.2 to our 2003 Annual Report, which Exhibit is incorporated herein by reference. During the year, the Board of Directors examined the composition of the Audit Committee in light of Nasdaq’s corporate governance rules and the regulations under the Securities Exchange Act of 1934 (“Exchange Act”) applicable to audit committees. Based upon this examination, the Board of Directors has determined that all members of the Audit Committee are “independent directors” within the meaning of Nasdaq’s rules and the Exchange Act and the rules and regulations there under. The Board of Directors has also determined that David W. Sasnett qualifies as an “audit committee financial expert” under the regulations of the Exchange Act.

Nominations Committee
     The Board of Directors has a Nominations Committee, which is comprised of Messrs. Bugg, Carr and Pergande.
     The Nominations Committee makes recommendations to the Board of Directors regarding the size and composition of the Board of Directors, establishes procedures for the nomination process, recommends candidates for election to the Board of Directors and nominates officers for election by the Board of Directors. The Board of Directors has determined that all members of the Nominations Committee are “independent directors”, as such term is defined under the corporate governance rules of Nasdaq. The Nominations Committee Charter is filed as Exhibit 99.3 to our 2003 Annual Report, which Exhibit is incorporated herein by reference. .
     To recommend a prospective nominee for the Nominations Committee’s consideration, a shareholder may submit the candidates name and qualifications in writing to the Secretary of the Company, Consolidated Water Co. Ltd., Regatta Office Park, Windward Three, Fourth Floor, Grand Cayman, Cayman Islands.

ITEM 11. EXECUTIVE COMPENSATION
     The following table provides summary information concerning the annual and long-term compensation earned by the Company’s Chief Executive Officer and each of the four other most highly compensated executive officers of the company during the fiscal years ended December 31, 2005, 2004 and 2003:
Summary Compensation Table

	Annual Compensation				Long-Term Compensation
				Other Annual	Securities Underlying	All Other
Name and Principal		Salary	Bonus	Compensation	Options(2)	Compensation
Position	Year	($)	($)	($)	(#)	($)
Frederick W. McTaggart(1)	2003	118,006	185,757	—	87,580	—
Director, President and	2004	200,000	200,482	—	—	—
Chief Executive Officer	2005	208,800	104,400	—	—	—

Gregory S. McTaggart	2003	85,932	36,408	—	63,444	—
Vice President of Cayman	2004	105,000	42,000	—	—	—
Operations	2005	109,620	—	—	—	—

Robert B. Morrison (3)	2003	115,000	—	—	—	—
Vice President of	2004	100,000	40,000	—	—	—
Purchasing and IT	2005	111,900	—	—	—	—

Jeffrey M. Parker (1)	2003	95,895	316,493	—	90,194	—
Chairman of the Board of	2004	165,000	373,840	—	—	—
Directors	2005	172,260	68,904	—	—	—

Joseph Pivinski (4)	2003	—	—	—	—	—
Senior Vice President and	2004	—	—	—	—	—
Chief Financial Officer	2005	145,000	27,188	—	—	—

(1)	Mr. Parker and Mr. McTaggart served as the Chief Executive Officer and Chief Financial Officer, respectively, until January 2004.

(2)	All options granted to Messrs. Frederick McTaggart, Gregory McTaggart and Jeffrey Parker, 2003 have an exercise price of $10.03 per share.

(3)	The 2003 salaries for Mr. Morrison, who joined the Company in February 2003, due to the acquisition, have been annualized based upon a full year of employment for comparative purposes.

(4)	The 2005 salary for Mr. Pivinski, who joined the Company in April 2005, has been annualized based upon a full year of employment for comparative purposes.

Stock Option Holdings
     The following table provides information, with respect to the Chief Executive Officer and the other named executive officers listed in the Summary Compensation Table, concerning the holding of unexercised options at the end of fiscal year 2005:

			Number of Securities		Value of Unexercised
			Underlying Unexercised		In-The-Money
	Shares Acquired	Value	Options at Fiscal Year End		Options at Fiscal Year End
	on Exercise	Realized	Exercisable	Unexercisable	Exercisable	Unexercisable
	(#)	($)	(#)	(#)	($)	($)
Frederick W. McTaggart	57,066	568,948	140,434	—	1,656,142	—
Gregory S. McTaggart	41,600	420,160	102,094	—	1,204,914	—
Robert B. Morrison	—	—	—	—	—	—
Jeffrey M. Parker	57,014	563,868	142,514	—	1,675,297	—
Joseph Pivinski	—	—	—	—	—	—
Incentive Compensation
     Employee Share Incentive Plan
     Since April 8, 1987, we have maintained an employee share incentive plan for our long-term employees who are not directors. To become eligible for the employee share incentive plan, an employee must complete four years of service with us and then retain the shares for an additional four years before he can transfer or sell the shares. We may, at our option, offer to exchange the redeemable preferred shares issued to the employee for an equal number of freely tradable common shares at any time during the four year holding period. Within the four year holding period, if an employee ceases to be employed by our Company, our Company, at the sole discretion of the board of directors, may redeem the shares held by that employee for less than four years at the price which the employee originally paid for the shares.
     Under the plan, employees are issued redeemable preferred shares on an annual basis at no cost based on a formula which takes into consideration the employee’s salary and the total dividend paid to ordinary shareholders as a percentage of the total shareholder’s equity in each year. If an employee remains employed by us for at least four years, or a person or affiliated group of persons acquires 30% or more of our common shares, we are obligated to exchange the redeemable preferred shares (whether or not the redeemable preferred shares have been held for four years) for the same number of common shares. We are also obligated to exchange the redeemable preferred shares for an equal number of common shares if an employee’s employment with us or any of our affiliates terminates by reason of the employee’s death, permanent disability or the employee reaches the age of 65 years. However, if an employee’s employment with us or any of our affiliates terminates for any other reason, we may at any time up to and including the first anniversary of such termination, redeem the employee’s redeemable preferred shares for cash equal to 75% of the average of the closing market price for our common shares on each of the first seven trading days in the month of October of the year in which the redeemable preferred shares were issued to the employee.
     Under the plan, when an employee is issued redeemable preferred shares, the employee is also granted an option to purchase an equal number of redeemable preferred shares at approximately 75% of the average market price of the ordinary shares. The exercise price is determined using the average of the closing market price for our ordinary shares on each of the first seven trading days in the month of October of the year in which the redeemable preferred shares were issued to the employee. The grant date is determined as 90 days after the date of the auditor’s certificate on the financial statements for the relevant year. This option expires, unless exercised by the employee, within thirty (30) days after the date of grant. Since we adopted the employee share incentive plan, our employees have acquired 270,458 redeemable preferred shares, of which 238,146 have been redeemed for an equal number of ordinary shares.
     Employee Share Option Plan
     In 2001, we established an employee share option plan for certain long-term employees who participate in the share incentive plan. This plan was introduced in order to compensate these employees for adjustments in the employee share incentive plan. Under the share option plan, these employees are granted in each calendar year, as long as the employee is a participant in the employee share incentive plan, options to purchase shares of common stock. The price at which the option may be exercised will be the closing market price on the grant date, which is 90 days after the date of the auditor’s certificate on the financial statements for the relevant year. The number of options each employee is granted is equal to five times the sum of (i) the number of redeemable preferred shares which that employee receives for $nil consideration and (ii) the number of redeemable preferred shares options which that employee exercises in that given year. The options may be exercised during the period commencing on the fourth anniversary of the grant date and ending on the thirtieth day after the fourth anniversary of the grant date.
     Since we adopted the employee share option plan, we have granted 45,210 options to purchase common shares at an exercise price of $4.60 with an expiration date of August 4, 2005, 27,390 options to purchase ordinary shares at an exercise price of $7.35 with an expiration date of July 30, 2006, 29,490 options to purchase ordinary shares at an exercise price of $7.71 with an expiration of July 29, 2007 and 8,480 options to purchase ordinary shares at an exercise price of $11.74 with an expiration of September 3, 2008.
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

     As a result of the non-executive directors’ share plan, the directors, as a group, as of December 31, 2005, are entitled to receive 1,523 ordinary shares, based upon the prevailing market price for the ordinary shares on October 3, 2005 of $19.30.
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
Employment Agreements
Jeffrey M. Parker–Chairman of the Board of Directors
     On January 1, 2004, we entered into a three-year employment agreement with Jeffrey M. Parker, our Chairman of the Board of Directors, with remuneration of $165,000 per annum. This agreement supersedes all prior contracts and understandings between the parties save that benefits earned or accrued under prior contracts shall not be extinguished or affected. This agreement is subject to extension each year upon mutual agreement and shall be extended such that the term shall be for three years from January 1st of the next following year. If we terminate Mr. Parker without cause, he is entitled to twice the annual remuneration set out in this agreement, adjusted for any annual increases received.
     Under a previous employment agreement for the year ended December 31, 2003, which was amended to adjust the exercise price of his options from the first seven trading days in the month of October of that year to December 31st of that year, Mr. Parker was granted an option to purchase 90,194 common shares at an exercise price of $10.03. For the year ended December 31, 2002, Mr. Parker was granted an option to purchase 52,318 common shares at an exercise price of $5.97 per share. All options granted to Mr. Parker after March 1999 expire on the third anniversary of the date of the auditor’s report on the financial statements for the year of the grant. Under the terms of his new employment agreement Mr. Parker will no longer be granted options.
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
     For each completed fiscal year beginning with 2004, Mr. Parker will be paid a bonus calculated as (a) 1.5% of the net profits for that financial year, before charging this bonus, dividends, or crediting any amounts arising from the re-valuation of our assets to a maximum of 40% of Mr. Parkers annual remuneration and (b) 15% of the amount by which our net profits for that financial year (calculated in the same manner as in (a) above) exceed the highest annual net profits earned by us in any prior financial year. This bonus shall be paid as to 75% in cash and 25% in common shares of the Company valued at the market price at the close of trading of the same on December 31st of the relevant financial year.
Frederick W. McTaggart–President and Chief Executive Officer
     On January 1, 2004, we entered into a three-year employment agreement with Frederick W. McTaggart, our President and Chief Executive Officer, with remuneration of $200,000 per annum. This agreement supersedes all prior contracts and understandings between the parties save that benefits earned or accrued under prior contracts shall not be extinguished or affected. This agreement is subject to extension each year upon mutual agreement and shall be extended such that the term shall be for three years from January 1st of the next following year. If we terminate Mr. Frederick McTaggart without cause, he is entitled to twice the annual remuneration set out in this agreement, adjusted for any annual increases received.
     Under a previous employment agreement for the year ended December 31, 2003, which was amended to adjust the exercise price of his options from the first seven trading days in the month of October of that year to December 31st of that year, Mr. Frederick McTaggart was granted an option to purchase 87,580 common shares at an exercise price of $10.03. For the year ended December 31, 2002, Mr. Frederick McTaggart was granted an option to purchase 52,854 common shares at an exercise price of $5.97 per share. All options granted to Mr. Frederick McTaggart expire on the third anniversary of the date of the auditor’s report on the financial statements for the year of the grant. Under the terms of his new employment agreement Mr. Frederick McTaggart will no longer be granted options.
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
Joseph Pivinski–Senior Vice President and Chief Financial Officer
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
     For the year ending December 31, 2005 and for each completed financial year thereafter, Mr. Pivinski is entitled to receive a maximum cash bonus of up to 25.0% of his annual remuneration for the completion of certain agreed to performance goals, such bonus to be determined at the sole discretion of the Chief Executive Officer and to be pro rated for the initial year, 2005.
Brent J. Santha–Vice President of Finance and Company Secretary
     On January 1, 2004, we entered into a two-year employment agreement with Brent J. Santha, our Vice President of Finance, Interim Chief Financial Officer and Company Secretary, with remuneration of $115,000 per annum while he serves as Chief Financial Officer and $100,000 thereafter while he serves as Vice President of Finance. This agreement supersedes all prior contracts and understandings between the parties save that benefits earned or accrued under prior contracts shall not be extinguished or affected. This agreement is subject to extension each year if the Chief Executive Officer so determines and shall be extended for a further term not exceeding two years.
     Under a previous employment agreement for the year ended December 31, 2003, Mr. Santha was granted an option to purchase that number of common shares which equals 0.25% of our net profit for that year. In 2003, Mr. Santha was granted an option to purchase 20,966 ordinary shares at an exercise price of $10.03. The exercise price of the options granted to Mr. Santha is equal to the average of the closing market price of our common shares on the last trading day of that year. All options granted to Mr. Santha expire on the day before the third anniversary of the date of the auditor’s report on the financial statement for the year of the grant. Under the terms of his new employment agreement Mr. Santha will no longer be granted options.
     For the year ended December 31, 2003, under the terms of his previous employment agreement, Mr. Santha was entitled to receive an annual bonus as determined at the discretion of the President of our company.
     For each completed financial year beginning with the financial year 2004, Mr. Santha will be paid a bonus calculated as 2.5% of the amount by which our net profits for that financial year (before charging this bonus, dividends, or crediting any amounts arising from the re-valuation of our assets) exceed the highest annual net profits earned by us in any prior financial year to a maximum of 40% of Mr. Santha’s annual remuneration. This bonus shall be paid as to in cash or, in common shares of the Company valued at the market price at the close of trading on December 31st of the relevant financial year (or if such day is not a trading day, at the close of trading on the preceding trading day), or as a combination of both at the Vice President election.

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
     Under a previous employment agreement for the year ended December 31, 2003, Mr. Gregory McTaggart was granted an option to purchase that number of common shares which equals 0.75% of our net profit for that year. The exercise price of the options to be granted to Mr. Gregory McTaggart was amended on December 5, 2003 to be equal to the closing price of the Company’s ordinary shares on December 31st of the relevant financial year. For the year ended December 31, 2003, Mr. Gregory McTaggart was granted an option to purchase 63,444 common shares at an exercise price of $10.03 per share. For the year ended December 31, 2002, Mr. Gregory McTaggart was granted an option to purchase 38,650 common shares at an exercise price of $5.97 per share. All options granted to Mr. Gregory McTaggart expire on the third anniversary of the date of the auditor’s report on the financial statements for the year of grant. Under the terms of his new employment agreement Mr. Gregory McTaggart will no longer be granted options.
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
     For each completed financial year beginning with the financial year 2004, Mr. Gregory McTaggart will be paid a bonus calculated as 2.5% of the amount by which our net profits for that financial year (before charging this bonus, dividends, or crediting any amounts arising from the re-valuation of our assets) exceed the highest annual net profits earned by us in any prior financial year to a maximum of 40% of Mr. Gregory McTaggart’s annual remuneration. This bonus shall be paid as to in cash or in common shares of the Company valued at the market price at the close of trading on December 31st of the relevant financial year (or if such day is not a trading day, at the close of trading on the preceding trading day), or as a combination of both at the Vice President election.
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
     For each completed financial year beginning with the financial year 2004, Mr. Morrison will be paid a bonus calculated as 2.5% of the amount by which our net profits for that financial year (before charging this bonus, dividends, or crediting any amounts arising from the re-valuation of our assets) exceed the highest annual net profits earned by us in any prior financial year to a maximum of 40% of Mr. Morrison’s annual remuneration. This bonus shall be paid as to in cash or in common shares of the Company valued at the market price at the close of trading on December 31st of the relevant financial year (or if such day is not a trading day, at the close of trading on the preceding trading day), or as a combination of both at the Vice President election.

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
     For each completed financial year beginning with the financial year 2004, Mr. Pereira will be paid a bonus calculated as 2.5% of the amount by which our net profits for that financial year (before charging this bonus, dividends, or crediting any amounts arising from the re-valuation of our assets) exceed the highest annual net profits earned by us in any prior financial year to a maximum of 40% of Mr. Pereira’s annual remuneration. This bonus shall be paid as to in cash or in common shares of the Company valued at the market price at the close of trading on December 31st of the relevant financial year (or if such day is not a trading day, at the close of trading on the preceding trading day), or as a combination of both at the Vice President election.
     Compensation Committee Interlocks and Insider Participation in Compensation Decisions
     The Compensation Committee of the Board of Directors consists of Carson K. Ebanks, Richard L. Finlay, Clarence B. Flowers, Jr. and Wilmer Pergande. No member of the Compensation Committee is, or at any time in the past has been, an officer or employee of the Company or any of its subsidiaries.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED
                  STOCKHOLDERS MATTERS
     The table below sets forth the beneficial ownership of our common shares, par value CI$0.50 per share, of which 12,181,778 are outstanding as of March 10, 2006 and our redeemable preferred shares, par value CI$0.50 per share, of which 32,304 are outstanding as of March 10, 2006 by:
•	each person or entity that we know beneficially owns more than 5% of our common shares or redeemable preferred shares;

•	each of our executive officers and directors; and

•	all of our officers and directors as a group.

	Identity of	Amount	Percentage of
Title of Class	Person or Group (1) (2) (3)	Owned	Class
Common Shares	Thomas C. Barrow (1)	740,388	6.1%

Common Shares	Thomson, Horstmann, & Bryant (2)	630,050	5.2%

Common Shares	Jeffrey M. Parker, Chairman of the Board of Directors,	563,176	4.5%

Common Shares	Frederick W. McTaggart, Director, President and Chief Executive Officer	200,994	1.6%

Common Shares	Gregory S. McTaggart, Vice President of Cayman Operations	201,732	1.7%

Common Shares	Kenneth R. Crowley, Vice President of Overseas Operations	—	*

Common Shares	Robert B. Morrison, Vice President of Purchasing and IT	3,406	*

Common Shares	Joseph Pivinski, Senior Vice President and Chief Financial Officer	—	*

Common Shares	Gerard J. Pereira, Vice President of Engineering	3,784	*

Common Shares	Brent J. Santha, Vice President of Finance, and Company Secretary	23,366	*

Common Shares	J. Bruce Bugg, Jr., Director	9,086	*

	Identity of	Amount	Percentage of
Title of Class	Person or Group (1) (2) (3)	Owned	Class
Common Shares	William T. Andrews, Director	875	*

Common Shares	Brian E. Butler, Director	43,744	*

Common Shares	Steven A. Carr, Director	86,250	*

Common Shares	Carson K. Ebanks, Director	—	*

Common Shares	Richard L. Finlay, Director	1,403	*

Common Shares	Clarence B. Flowers, Jr., Director	300,000	2.5%

Common Shares	Wilmer Pergande, Director	7,387	*

Common Shares	David W. Sasnett, Director	—	*

Common Shares	Raymond Whittaker, Director	25,906	*

Common Shares	Directors and Executive Officers as a Group (18 persons)	1,461,109	12.0%

Redeemable	Margaret Julier,
Preferred Shares	Office Manager	4,492	13.9%

Redeemable	William Banker
Preferred Shares	Operations Manager	5,056	15.7%

Redeemable	Chet Ritch
Preferred Shares	Operations	1,512	4.7%

Redeemable	Helbert Rodriquez
Preferred Shares	Operations	1,776	5.5%

Redeemable	Ivan Tabora
Preferred Shares	Operations	1,452	4.5%

Redeemable	Elizabeth Triana
Preferred Shares	Customer Service	1,658	5.1%
An asterisk (*) in the above table indicates less than one percent

(1)	On January 20, 2005, Javelin Opportunities LP, Javelin Opportunities Offshore, Ltd. and Javelin Partners LP (the “Javelin Entities”) jointly filed a Schedule 13G (“Schedule 13G”) with the Securities and Exchange Commission. The Schedule 13G states that Javelin Opportunities LP has sole voting and investment power over 362,400 common shares, Javelin Opportunities Offshore, Ltd. has sole voting and investment power over 351,600 shares and Javelin Partners LP has sole voting and investment power over 26,388 shares. Thomas C. Barrow is the managing member of the general partner of each of the Javelin Entities. The address of the Javelin Entities and Thomas C. Barrow is 7674 W. Lake Mead Boulevard, Suite 230, Las Vegas, NV 89128.

(2)	On January 9, 2006, Thomson Horstmann & Bryant, Inc. filed a Schedule 13G (“Schedule 13G”) with the Securities and Exchange Commission. The Schedule 13G states that Thomson Horstmann & Bryant, Inc. has sole voting power over 380,180 shares of common stock and sole dispositive power over 630,050 shares. The address of the Thomson Horstmann & Bryant, Inc. is Park 80 West, Plaza One, Saddle Brook, NJ 07663.

(3)	The address for Jeffrey Parker, Frederick McTaggart, Gregory McTaggart, Kenneth Crowley, Robert Morrison, Gerard Pereira, Brent Santha Margaret Julier, William Banker, Chet Ritch, Helbert Rodriquez, Ivan Tabora and Elizabeth Triana is as follows: c/o Consolidated Water Co. Ltd., Regatta Office Park, Windward Three, 4th Floor, P.O. Box 1114GT, Grand Cayman, Cayman Islands The address for Joseph Pivinski is Aquilex, Inc., 674 S. Military Trail, Deerfield Beach, FL 33442. The address for each of J. Bruce Bugg Jr. and Argyle/Cay-Water, Ltd. is c/o Argyle Investment Corp., 1500 Nations Bank Plaza, 300 Convent Street, San Antonio, Texas 78205. The address for William Andrews is “De Salt House”, 7 Salt Kettle Lane, Paget PG 01, Bermuda. The address for Brian Butler is P.O. Box 30864 SMB, Grand Cayman, B.W.I. The address for Steven A. Carr c/o Carr & Associates, P.O. Box 4689, Bryan, Texas 77805. The address for Caron Ebanks is Government Administration Building, Georgetown, Grand Cayman, B.W.I. The address for Richard Finlay is P.O. Box 31442 SMB, Grand Cayman, B.W.I. The address for Clarence Flowers, Jr. is P.O. Box 2581GT, Grand Cayman, B.W.I. The address for Wilmer Pergande is 3724 Bengal Road, Gulf Breeze, Florida 32561. The address for David Sasnett is 16254 SW 67 Court, Fort Lauderdale, Florida 33331. The address for Raymond Whittaker is P.O. Box 1982GT, Grand Cayman, B.W.I.
     Unless otherwise indicated, to our knowledge, the persons named in the table above have sole voting and investment power with respect to the shares listed. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares issuable under stock options exercisable within 60 days after April 15, 2005 are deemed outstanding for that person but are not deemed outstanding for computing the percentage of ownership of any other person. Of the 553,176 common shares owned by Mr. Parker, 143,512 are common shares underlying options granted to Mr. Parker, which may be exercised within 60 days after March 10, 2006. Of the 200,994 common shares owned by Mr. Frederick McTaggart, 140,434 are common shares underlying options granted to Mr. Frederick McTaggart, which may be exercised within 60 days after March 10, 2006. Of the 201,732 common shares owned by Mr. Gregory McTaggart, 102,120 are common shares underlying options granted to Mr. Gregory McTaggart, which may be exercised within 60 days after March 10, 2006. Of the 3,406 common shares owned by Mr. Morrison, 3,206 have shared investment power. Of the 23,366 common shares owned by Mr. Santha, 2,400 have shared investment power and 20,966 are common shares underlying options granted to Mr. Santha, which may be exercised within 60 days after March 10, 2006.

Equity Compensation Plan Information
     The following table sets forth certain information as of December 31, 2005, with respect to compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance under:
•	all compensation plans previously approved by our security holders; and

•	all compensation plans not previously approved by our security holders.

Number of
securities
remaining available
	Number of			for future issuance
	securities to be			under equity
	issued upon		Weighted-average	compensation plans
	exercise of		exercise price of	(excluding
	outstanding		outstanding	securities
	options, warrants		options, warrants	reflected in column
	and rights		and rights	(a))
Plan category	(a)		(b)	(c)
Equity compensation plans approved by security holders	526,860		$8.52	*

Equity compensation plans not approved by security holders	73,790	**	$9.39	*

Total	600,650		$8.63	*

*	Our equity compensation plans do not have any limits on the amount of shares reserved for issuance under the plans.

**	All of the 73,790 shares are issuable pursuant to our employee stock option plan. See Note 21 to the Notes to Consolidated Financial Statements.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
     For a discussion of the employment agreements we have with our executive officers, see Part III, Item 11 of this Annual Report.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
     The following table shows the fees that the Company paid or accrued for the audit and other services provided by Rachlin Cohen & Holtz LLP for the fiscal year ended December 31, 2005 and KPMG for the fiscal year ended December 31, 2004.

	2005	2004
Audit	$397,000	$537,819
Audit-Related	—	—
Tax	—	—
All Other	—	—

Total	$397,000	$537,819

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
     Tax Fees: This category relates to professional services for tax compliance, tax advice, and tax planning. No such services were provided to the Company during the years ended December 31, 2005 and 2004.
     All audit services performed by Rachlin Cohen & Holtz and KPMG were approved by the Audit Committee. The Audit Committee gives due consideration to the potential effect of non-audit services on maintaining the auditors independence.

PART IV
ITEM 15.EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES
(a)1. Financial Statements

The Consolidated Water Co. Ltd. financial statements found in ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA for the year ended December 31, 2005 are incorporated herein by reference.

Pursuant to Rule 3-09 of Regulation S-X, when either the first or third condition set forth in Rule 1-02(w), substituting 20 percent for 10 percent, is met by a 50 percent-or-less-owned person accounted for by the equity method separate financial statements shall be filed. The Ocean Conversion (BVI) Ltd. financial statements found in ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA for the year ended December 31, 2005 are incorporated herein by reference.

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

Exhibit
Number	Exhibit Description
4.2
Amended and Restated Articles of Association of Consolidated Water Co. Ltd., dated August 11, 2004. (incorporated by reference to the exhibit filed as part of our Form 10-K for the fiscal year ended December 31, 1994, Commission File No. 0-25248)

10.1
License Agreement, dated July 11, 1990, between Cayman Water Company Limited and the Government of the Cayman Islands (incorporated herein by reference to the exhibit filed as a part of our Form 20-F dated December 7, 1994, Commission File No. 0-25248)

10.2
First Amendment to License Agreement, dated September 18, 1990, between Cayman Water Company Limited and the Government of the Cayman Islands. (incorporated herein by reference to the exhibit filed as a part of our Form 20-F dated December 7, 1994, Commission File No. 0-25248)

10.3
Second Amendment to License Agreement, dated February 14, 1991 between Cayman Water Company Limited and the Government of the Cayman Islands. (incorporated herein by reference to the exhibit filed as a part of our Form 20-F dated December 7, 1994, Commission File No. 0-25248)

10.4
An Amendment to a License to Produce Potable Water, dated August 15, 2001, between Consolidated Water Co. Ltd. by the Government of the Cayman Islands (incorporated herein by reference to the exhibit filed as a part of our Form 10-K for the fiscal year ended December 31, 2001, Commission File No. 0-25248)

10.5
Fourth Amendment to a License to Produce Potable Water, dated February 1, 2003 between Consolidated Water Co. Ltd. by the Government of the Cayman Islands (incorporated herein by reference to the exhibit filed as a part of our Form 10-K for the fiscal year ended December 31, 2002, Commission File No. 0-25248)

10.6
Agreement, dated December 19, 2002, between Consolidated Water Co. Ltd. (formerly Cayman Water Company Limited) and Safe Haven Ltd. (incorporated herein by reference to the exhibit filed as a part of our Form 10-K for the fiscal year ended December 31, 2002, Commission File No. 0-25248)

10.9
Water Supply Agreement, dated December 18, 2000, between Consolidated Water Co. Ltd. and South Bimini International Ltd. (incorporated herein by reference to the exhibit filed as a part of our Form 10-K dated March 30, 2001, Commission File No. 0-25248)

10.10
Employment contract dated September 30, 2003 between Peter Ribbins and Consolidated Water Co. Ltd. (incorporated herein by reference to the exhibit filed as a part of our Form 10-K for the fiscal year ended December 31, 2003, Commission File No. 0-25248)

10.11
Employment contract dated December 5, 2003 between Jeffrey Parker and Consolidated Water Co. Ltd. (incorporated herein by reference to the exhibit filed as a part of our Form 10-K for the fiscal year ended December 31, 2003, Commission File No. 0-25248)

Exhibit
Number	Exhibit Description
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

Exhibit
Number	Exhibit Description
10.33
Employment contract dated February 1, 2005 between Brent Santha and Consolidated Water Co. Ltd. (incorporated herein by reference to the exhibit filed as a part of our Form 8-K dated January 14, 2005, Commission File No. 0-25248)

10.34
Employment contract dated April 1, 2005 between Joseph Pivinski and Consolidated Water Co. Ltd. (incorporated herein by reference to the exhibit filed as a part of our Form 10-K for the fiscal year ended December 31, 2004, Commission File No. 0-25248)

10.35
Distributorship Agreement dated September 24, 2002 between DWEER Technology Ltd. and DesalCo Limited (incorporated herein by reference to the exhibit filed as a part of our Form 10-K for the fiscal year ended December 31, 2002, Commission File No. 0-25248)

10.36
Amendment to the Distributorship Agreement dated September 24, 2002 between DWEER Technologies Ltd. and DesalCo Limited (incorporated herein by reference to the exhibit filed as a part of our Form 10-K for the fiscal year ended December 31, 2003, Commission File No. 0-25248)

10.37
Distributorship Agreement dated February 26, 2004 between Calder AG and DesalCo Limited (incorporated herein by reference to the exhibit filed as a part of our Form 10-K for the fiscal year ended December 31, 2003, Commission File No. 0-25248)

10.38
Employee share option notice letter dated May 26, 2003 between Abel Castillo and Consolidated Water Co. Ltd. (incorporated herein by reference to the exhibit filed as a part of our Form 10-K for the fiscal year ended December 31, 2003, Commission File No. 0-25248)

10.39
Employee share option notice letter dated May 26, 2003 between Billy Banker and Consolidated Water Co. Ltd. (incorporated herein by reference to the exhibit filed as a part of our Form 10-K for the fiscal year ended December 31, 2003, Commission File No. 0-25248)

10.40
Employee share option notice letter dated May 26, 2003 between Chet Ritch Consolidated Water Co. Ltd. (incorporated herein by reference to the exhibit filed as a part of our Form 10-K for the fiscal year ended December 31, 2003, Commission File No. 0-25248)

10.41
Employee share option notice letter dated May 26, 2003 between David Hooker and Consolidated Water Co. Ltd. (incorporated herein by reference to the exhibit filed as a part of our Form 10-K for the fiscal year ended December 31, 2003, Commission File No. 0-25248)

10.42
Employee share option notice letter dated May 26, 2003 between Elizabeth Triana and Consolidated Water Co. Ltd. (incorporated herein by reference to the exhibit filed as a part of our Form 10-K for the fiscal year ended December 31, 2003, Commission File No. 0-25248)

Exhibit
Number	Exhibit Description
10.43
Employee share option notice letter dated May 26, 2003 between Helverth Rodriguez and Consolidated Water Co. Ltd. (incorporated herein by reference to the exhibit filed as a part of our Form 10-K for the fiscal year ended December 31, 2003, Commission File No. 0-25248)

10.44
Employee share option notice letter dated May 26, 2003 between Ivan Tabora and Consolidated Water Co. Ltd. (incorporated herein by reference to the exhibit filed as a part of our Form 10-K for the fiscal year ended December 31, 2003, Commission File No. 0-25248)

10.45
Employee share option notice letter dated May 26, 2003 between Luis Wood and Consolidated Water Co. Ltd. (incorporated herein by reference to the exhibit filed as a part of our Form 10-K for the fiscal year ended December 31, 2003, Commission File No. 0-25248)

10.46
Employee share option notice letter dated May 26, 2003 between Maggie Julier and Consolidated Water Co. Ltd. (incorporated herein by reference to the exhibit filed as a part of our Form 10-K for the fiscal year ended December 31, 2003, Commission File No. 0-25248)

10.47
Employee share option notice letter dated July 8, 2004 between Billy Banker and Consolidated Water Co. Ltd. (incorporated herein by reference to the exhibit filed as a part of our Form 10-K for the fiscal year ended December 31, 2004, Commission File No. 0-25248)

10.48
Employee share option notice letter dated July 8, 2004 between Chet Ritch Consolidated Water Co. Ltd. (incorporated herein by reference to the exhibit filed as a part of our Form 10-K for the fiscal year ended December 31, 2004, Commission File No. 0-25248)

10.49
Employee share option notice letter dated July 8, 2004 between David Hooker and Consolidated Water Co. Ltd. (incorporated herein by reference to the exhibit filed as a part of our Form 10-K for the fiscal year ended December 31, 2004, Commission File No. 0-25248)

10.50
Employee share option notice letter dated July 8, 2004 between Elizabeth Triana and Consolidated Water Co. Ltd. (incorporated herein by reference to the exhibit filed as a part of our Form 10-K for the fiscal year ended December 31, 2004, Commission File No. 0-25248)

10.51
Employee share option notice letter dated July 8, 2004 between Helverth Rodriguez and Consolidated Water Co. Ltd. (incorporated herein by reference to the exhibit filed as a part of our Form 10-K for the fiscal year ended December 31, 2004, Commission File No. 0-25248)

10.52
Employee share option notice letter dated July 8, 2004 between Ivan Tabora and Consolidated Water Co. Ltd. (incorporated herein by reference to the exhibit filed as a part of our Form 10-K for the fiscal year ended December 31, 2004, Commission File No. 0-25248)

Exhibit
Number	Exhibit Description
10.53
Employee share option notice letter dated July 8, 2004 between Luis Wood and Consolidated Water Co. Ltd. (incorporated herein by reference to the exhibit filed as a part of our Form 10-K for the fiscal year ended December 31, 2004, Commission File No. 0-25248)

10.54
Employee share option notice letter dated July 8, 2004 between Maggie Julier and Consolidated Water Co. Ltd. (incorporated herein by reference to the exhibit filed as a part of our Form 10-K for the fiscal year ended December 31, 2004, Commission File No. 0-25248)

10.55	Employee share option notice letter dated July 18, 2005 between Billy Banker and Consolidated Water Co. Ltd.

10.56	Employee share option notice letter dated July 18, 2005 between Chet Ritch Consolidated Water Co. Ltd.

10.57	Employee share option notice letter dated July 18, 2005 between David Hooker and Consolidated Water Co. Ltd.

10.58	Employee share option notice letter dated July 18, 2005 between Elizabeth Triana and Consolidated Water Co. Ltd.

10.59	Employee share option notice letter dated July 18, 2005 between Helverth Rodriguez and Consolidated Water Co. Ltd.

10.60	Employee share option notice letter dated July 18, 2005 between Ivan Tabora and Consolidated Water Co. Ltd.

10.61	Employee share option notice letter dated July 18, 2005 between Luis Wood and Consolidated Water Co. Ltd.

10.62	Employee share option notice letter dated July 18, 2005 between Maggie Julier and Consolidated Water Co. Ltd.

10.63	Loan Agreement dated May 25, 2005 between Ocean Conversion (BVI), Ltd. and Consolidated Water Co. Ltd.

10.64	Consultancy Agreement dated January 1, 2006 between Mr. Wilmer Pergande and Consolidated Water Co. Ltd.

14	Code of Business Conduct and Ethics (incorporated herein by reference to the exhibit filed as a part of our Form 10-K for the fiscal year ended December 31, 2003, Commission File No. 0-25248)

21	Subsidiaries of the Registrant

23.1	Consent of Rachlin Cohen & Holtz LLP — Consolidated Water Co. Ltd.

23.2	Consent of Rachlin Cohen & Holtz LLP — Ocean Conversion (BVI) Ltd.

23.3	Consent of KPMG — Consolidated Water Co. Ltd.

23.4	Consent of KPMG — Ocean Conversion (BVI) Ltd.

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Compensation Committee Charter (incorporated herein by reference to the exhibit filed as a part of our Form 10-K for the fiscal year ended December 31, 2003, Commission File No. 0-25248)

99.2	Audit Committee Charter (incorporated herein by reference to the exhibit filed as a part of our Form 10-K for the fiscal year ended December 31, 2003, Commission File No. 0-25248)

99.3	Nominations Committee Charter (incorporated herein by reference to the exhibit filed as a part of our Form 10-K for the fiscal year ended December 31, 2003, Commission File No. 0-25248)

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONSOLIDATED WATER CO. LTD.
By:	/s/ Jeffrey M. Parker
Jeffrey M. Parker
Chairman of the Board of Directors

Dated: March 15, 2006
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

By: /s/ Jeffrey M. Parker Jeffrey M. Parker	Chairman of th1e Board of Directors	March 15, 2006
By: /s/ Frederick W. McTaggart Frederick W. McTaggart	Director, Chief Executive Officer and President (Principal Executive Officer)	March 15, 2006
By: /s/ Joseph Pivinski Joseph Pivinski	Senior Vice President & Chief Financial Officer (Principal Financial and Accounting Officer)	March 15, 2006
By: /s/ J. Bruce Bugg, Jr. J. Bruce Bugg, Jr.	Director	March 15, 2006
By: /s/ William T. Andrews William T. Andrews	Director	March 15, 2006

Signature	Title	Date

By: /s/ Brian E. Butler Brian E. Butler	Director	March 15, 2006
By: /s/ Steven A. Carr Steven A. Carr	Director	March 15, 2006
By: /s/ Richard L. Finlay Richard L. Finlay	Director	March 15, 2006
By: /s/ Clarence B. Flowers, Jr. Clarence B. Flowers, Jr.	Director	March 15, 2006
By: /s/ Wilmer Pergande Wilmer Pergande	Director	March 15, 2006
By: /s/ David W. Sasnett David W. Sasnett	Director	March 15, 2006
By: /s/ Raymond Whittaker Raymond Whittaker	Director	March 15, 2006
By: /s/ Carson K. Ebanks Carson K. Ebanks	Director	March 15, 2006

CONSOLIDATED WATER CO. LTD.
INDEX TO EXHIBITS FILED WITH 10-K

10.55	Employee share option notice letter dated July 18, 2005 between Billy Banker and Consolidated Water Co. Ltd.

10.56	Employee share option notice letter dated July 18, 2005 between Chet Ritch Consolidated Water Co. Ltd.

10.57	Employee share option notice letter dated July 18, 2005 between David Hooker and Consolidated Water Co. Ltd.

10.58	Employee share option notice letter dated July 18, 2005 between Elizabeth Triana and Consolidated Water Co. Ltd.

10.59	Employee share option notice letter dated July 18, 2005 between Helverth Rodriguez and Consolidated Water Co. Ltd.

10.60	Employee share option notice letter dated July 18, 2005 between Ivan Tabora and Consolidated Water Co. Ltd.

10.61	Employee share option notice letter dated July 18, 2005 between Luis Wood and Consolidated Water Co. Ltd.

10.62	Employee share option notice letter dated July 18, 2005 between Maggie Julier and Consolidated Water Co. Ltd.

10.63	Loan Agreement dated May 25, 2005 between Ocean Conversion (BVI) Ltd. and Consolidated Water Co. Ltd.

10.64	Consultant Agreement dated January 1, 2006 between Mr. Wilmer Pergande and Consolidated Water Co. Ltd.

21	Subsidiaries of the Registrant.

23.1	Consent of Rachlin Cohen & Holtz LLP — Consolidated Water Co. Ltd.

23.2	Consent of Rachlin Cohen & Holtz LLP — Ocean Conversion (BVI) Ltd.

23.3	Consent of KPMG — Consolidated Water Co. Ltd.

23.4	Consent of KPMG — Ocean Conversion (BVI) Ltd.

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, Section 906 of the Sarbanes-Oxley Act of 2002