Form 10-Q
period 2006-03-31
CONSOLIDATED WATER CO LTD
filed 2006-05-10
CIK 928340

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
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
Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒
At May 3, 2006, there were 12,379,269 of the registrant’s common shares of common stock, with US$0.60 par value, outstanding.

EXCHANGE RATES
Unless otherwise indicated, all dollar amounts are in United States Dollars and references to “$”, “U.S.”, or “U.S. $” are to United States Dollars.
The official fixed exchange rate for conversion of CI$ into U.S. $, as determined by the Cayman Islands Monetary Authority, has been fixed since April 1974 at U.S. $1.20 per CI$1.00.
The official fixed exchange rate for conversion of BZE$ into U.S. $, as determined by the Central Bank of Belize, has been fixed since 1976 at U.S. $0.50 per BZE$1.00.
The official fixed exchange rate for conversion of BAH$ into U.S. $, as determined by the Central Bank of The Bahamas, has been fixed since 1973 at U.S. $1.00 per BAH $1.00.
The official fixed exchange rate for conversation of BDS$ into U.S. $ as determined by the Central Bank of Barbados has been fixed since 1975 at U.S. $0.50 per BDS$1.00.
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
Important matters that may affect what will actually happen include, but are not limited to: tourism and weather conditions in the areas we service; scheduled new construction within our operating areas; the economies of the U.S. and the areas we service; regulatory matters; availability of capital to repay a substantial portion of our debt and for expansion of our operations and other risk factors described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, and elsewhere in this Form 10-Q. By making these forward-looking statements, the Company undertakes no obligation to update these statements for revisions or changes after the date of this Form 10-Q.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
CONSOLIDATED WATER CO. LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Expressed in United States Dollars)

	March 31,	December 31,
	2006	2005
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$4,819,995	$11,955,589
Accounts receivable, net	7,903,924	5,659,975
Inventory	2,565,097	2,032,209
Prepaid expenses and other current assets	611,721	858,870
Current portion of loans receivable	730,495	669,855

Total current assets	16,631,232	21,176,498

Loans receivable, including $1,600,000 and $800,000 due from affiliate	3,850,750	2,436,702
Property, plant and equipment, net	32,240,180	32,667,615
Construction in progress, including interest of $562,500 and $375,000	19,150,771	12,172,402
Other assets	506,299	534,368
Investments in affiliates	11,109,005	11,317,731
Intangible assets	4,264,812	4,491,501
Goodwill	3,568,374	3,568,374

Total assets	$91,321,423	$88,365,191

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Dividends payable	$865,131	$828,709
Accounts payable and other current liabilities	3,919,532	3,939,538
Current portion of long term debt	3,472,330	3,472,330

Total current liabilities	8,256,993	8,240,577

Long term debt, including Series A bond issue of $10,000,000	18,562,063	19,378,212
Security deposits and other liabilities	483,617	349,628
Minority interest in Waterfields Company Limited	825,910	833,695

Total liabilities	28,128,583	28,802,112

Stockholders’ equity
Redeemable preferred stock, $0.60 par value. Authorized 200,000 shares; issued and outstanding 32,304 shares at March 31, 2006 and December 31, 2005	19,382	19,382
Class A common stock, $0.60 par value. Authorized 19,680,000 shares; issued and outstanding 12,379,269 shares at March 31, 2006 and 12,181,778 shares at December 31, 2005	7,427,562	7,309,066
Class B common stock, $0.60 par value. Authorized 120,000 shares	—	—
Stock and options earned but not issued	66,377	28,802
Additional paid-in capital	36,478,128	35,338,235
Retained earnings	19,201,391	16,867,594

Total stockholders’ equity	63,192,840	59,563,079

Total liabilities and stockholders’ equity	$91,321,423	$88,365,191

The accompanying information and notes are an integral part of these condensed consolidated financial statements.

CONSOLIDATED WATER CO. LTD.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(Expressed in United States Dollars)

	Three Months Ended March 31,
	2006	2005
Retail water sales	$5,054,149	$3,131,728
Bulk water sales	3,748,855	2,695,301
Service revenue	440,560	230,456

Total revenue	9,243,564	6,057,485

Retail cost of sales	(1,449,393)	(1,255,117)
Bulk cost of sales	(2,917,097)	(2,259,324)
Service cost of sales	(103,726)	(145,184)

Total cost of sales	(4,470,216)	(3,659,625)

Gross profit	4,773,348	2,397,860

General and administrative expenses	(2,123,795)	(1,423,803)

Income from operations	2,649,553	974,057

Other income (expense):
Interest income	28,705	14,317
Interest expense	(214,972)	(186,674)
Other income	198,281	196,469
Equity in earnings of affiliate	415,989	354,408

Other income, net	428,003	378,520

Income before income taxes and minority interest	3,077,556	1,352,577

Income tax benefit (expense)	(7,330)	23,399
Minority interest recovery (expense)	7,785	(1,925)

Net income	$3,078,011	$1,374,051

Basic earnings per common share	$0.25	$0.12

Diluted earnings per common share	$0.24	$0.115

Dividends declared per common share	$0.06	$0.0575

Weighted average number of common shares used in the determination of:

Basic earnings per share	12,216,870	11,552,116

Diluted earnings per share	12,599,001	11,919,516

The accompanying information and notes are an integral part of these condensed consolidated financial statements.

CONSOLIDATED WATER CO. LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Expressed in United States Dollars)

	Three Months Ended March 31,
	2006	2005
Net cash flows provided by operating activities	$1,073,669	$989,300

Cash flows provided by (used in) investing activities
Purchase of property, plant and equipment	(406,452)	(571,047)
Construction in progress	(7,623,980)	(951,044)
Distribution of income from affiliate	757,500	—
Loan to affiliate	(800,000)	—
Collections of loans receivable	222,312	278,456

Net cash used in investing activities	(7,850,620)	(1,243,635)

Cash flows provided by (used in) financing activities
Dividends paid	(707,792)	(662,905)
Proceeds from issuance of preferred stock	—	1,143,468
Proceeds from exercises of stock options	1,165,298	—
Principal repayments of long term debt	(816,149)	(813,556)

Net cash used in financing activities	(358,643)	(332,993)

Net decrease in cash and cash equivalents	(7,135,594)	(587,328)

Cash and cash equivalents at beginning of period	11,955,589	9,216,908

Cash and cash equivalents at end of period	$4,819,995	$8,629,580

Interest paid in cash	$196,881	$161,037

Interest received in cash	$19,660	$15,804

The accompanying information and notes are an integral part of these condensed consolidated financial statements.

CONSOLIDATED WATER CO. LTD.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1. Presentation of Financial Information
The condensed consolidated balance sheet as of March 31, 2006, the condensed consolidated statements of income for the three months ended March 31, 2006 and 2005, and the condensed consolidated statements of cash flows for the three months ended March 31, 2006 and 2005 are unaudited. The condensed consolidated financial statements reflect all adjustments (which are of a normal recurring nature) which in the opinion of management are necessary to present fairly the financial position, results of operations and cash flows as of March 31, 2006 and for the periods presented. The results of operations for interim periods are not necessarily indicative of the operating results for the full year.
These condensed consolidated financial statements and notes are presented in accordance with the rules and regulations of the Securities and Exchange Commission relating to interim financial statements and in conformity with accounting principles generally accepted in the United States of America. These condensed consolidated financial statements should be read in conjunction with the Company’s December 31, 2005 consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
Certain prior year amounts in Note 4, Segment Information, have been adjusted to conform to the current year’s presentation.
2. Basis of Presentation
The accompanying condensed consolidated financial statements include the accounts of the Company’s wholly-owned subsidiaries Aquilex, Inc., Cayman Water Company Limited, Belize Water Limited, Ocean Conversion (Cayman) Limited, DesalCo Limited, DesalCo (Barbados) Ltd., and its majority owned subsidiary Waterfields Company Limited. The Company’s investment in Ocean Conversion (BVI) Ltd. (“OCBVI”) is accounted for using the equity method of accounting. All intercompany balances and transactions have been eliminated in consolidation.
Share-Based Compensation
Prior to January 1, 2006, the Company accounted for its stock-based compensation under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations (“APB 25”). Under APB 25, no stock-based compensation cost was reflected in net income for grants of stock prior to fiscal year 2006 because the Company grants stock options with an exercise price equal to or greater than the market value of the underlying common stock on the date of grant.
See Note 3 for a discussion of the accounting policy pertaining to the adoption of Statement of Financial Accounting Standards (“SFAS”)
123(R), Share-Based Payment, effective January 1, 2006.
3. Stock Based Compensation
Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment, which requires the measurement and recognition of compensation cost at fair value for all share-based payments, including stock options. The Company is using the modified prospective application method in which compensation cost is recognized for new share-based awards and for share-based awards granted prior to, but not yet vested, as of January 1, 2006. Because the fair value recognition provisions of SFAS No. 123, Stock-Based Compensation, and SFAS No. 123(R) are materially consistent under the Company’s equity plans, the adoption of
SFAS No. 123(R) does not have a material

CONSOLIDATED WATER CO. LTD.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
3. Stock Based Compensation (continued)
impact on the Company’s financial position or results of operations. Stock-based compensation for the three months ended March 31, 2006 totaled $88,356, or less than $0.01 per share, and is included in general and administrative expenses in the condensed consolidated statement of income.
The following table illustrates the effect on net income and earnings per share of the Company had the Company applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, relating to stock-based employee compensation for the three months ended March 31, 2005:

Net income, as reported	$1,374,051

Add: Stock based compensation expense included in reported net income	67,765
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(77,578)

Pro forma net income	$1,364,238

Earnings per share
Basic — as reported	$0.12

Basic — pro forma	$0.12

Diluted — as reported	$0.115

Diluted — pro forma	$0.11

The Company has various stock compensation plans that form part of employees’ remuneration.
Employee Share Incentive Plan (Preferred Shares) — The Company awards preferred shares for no consideration under this plan, as part of compensation for certain eligible employees, excluding Directors and certain Officers, that require future services as a condition to the delivery of common shares. In addition, options are granted to purchase preferred shares at a fixed price, determined annually, which will typically represent a discount to the market value of the common stock. The preferred shares are convertible to common stock. Under the plan, the conversion is conditional on the grantee’s satisfying requirements outlined in the award agreements. Preferred shares are only redeemable with the Company’s approval.
Employee Share Option Plan (Common Stock Options) — In 2001, the Company introduced an employee stock option plan for certain long-serving employees of the Company. Under the plan, these employees are granted in each calendar year, as long as the employee is a participant in the Employee Share Incentive Plan, options to purchase ordinary shares. The price at which the option may be exercised will be the closing market price on the grant date, which is the 90th day after the date of the auditor’s opinion on the financial statements for the relevant year. The number of options each employee is granted is equal to five times the sum of (i) the number of preferred shares which that employee receives for no consideration and (ii) the number of preferred share options which that employee exercises in that given year. Options may be exercised during the period commencing on the fourth anniversary of the grant date and ending on the thirtieth day after the fourth anniversary of the grant date.
Non-Executive Directors’ Share Plan — In 1999, the Company introduced a stock grant plan, which forms part of Directors’ remuneration. Under the plan, Directors receive a combination of cash and common stock

CONSOLIDATED WATER CO. LTD.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
3. Stock Based Compensation (continued)
as remuneration for their participation in Board meetings. All Directors are eligible except Executive Officers, who are covered by individual employment contracts. The number of shares granted is calculated with reference to a strike price that is set on October 1 of the year preceding the grant.
Directors and Senior Management Stock Compensation — Effective January 1, 2004, the option plan for senior management was amended as part of renegotiations of employee contracts. The amended contracts terminated the stock option plans for all years commencing from January 1, 2004. The 2003 stock option exercise price was set at the market price on December 31, 2003.
The Company measures the compensation cost associated with share-based payments by estimating the fair value of stock options as of the grant date using the Black-Scholes option pricing model. The Company believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of the Company’s unvested and granted options for the three months ended March 31, 2006.
Stock options generally vest immediately upon grant or up to four years from the date of grant, depending on the Plan. The exercise price of the options granted under stock-based compensation meeting the criteria of SFAS No.123(R) equaled or exceeded the market value of the common stock at the date of the grant. There were no options granted during the three months ended March 31, 2006.
SFAS No. 123(R) requires that tax benefits for tax deduction in excess of the compensation expense be recorded on the condensed consolidated statement of income and be classified as financing cash flows under the condensed consolidated statement of cash flow. The Company is a Cayman Islands corporation not subject to United States of America corporate taxes, and accordingly no tax benefit has been recognized.
A summary of stock option activity under the Company’s SFAS No. 123(R) share-based compensation plans for the three months ended March 31, 2006 is presented in the following table:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Options	Exercise Price	Life (Years)	Intrinsic Value(1)
Outstanding at beginning of year	600,650	$8.63
Granted	—	—
Exercised	(195,356)	5.97
Forfeited	—	—

Outstanding at March 31, 2006	405,294	$9.91	1.37 years	$5,909,187

Exercisable at March 31, 2006	331,504	$10.03	.95 years	$4,793,548

(1)	The intrinsic value of a stock option represents the amount by which the fair value of the underlying stock exceeds the exercise price of the option.
At March 31, 2006, there were 73,790 non-vested options with a weighted average exercise price of $9.39 and an average remaining contractual life of 1.9 years.
The total remaining unrecognized compensation costs related to unvested stock-based arrangements was $199,039 at March 31, 2006 and is expected to be recognized over a weighted average period of 1.9 years.

CONSOLIDATED WATER CO. LTD.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
4. Segment Information
Under SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information”, management considers (i) the operations to supply water to retail customers, (ii) the operations to supply water to bulk customers, and (iii) the provision of engineering and management services as separate business segments.
The following segment presentation includes the equity in earnings of OCVBI for the respective periods in net income (loss) of the Bulk segment. Interest and financing fees on outstanding bank debt held by the Company with respect to this investment have been allocated to the Bulk segment.

	Retail		Bulk		Services		Total
	March 31,	March 31,	March 31,	March 31,	March 31,	March 31,	March 31,	March 31,
Three Months Ended	2006	2005	2006	2005	2006	2005	2006	2005
Revenue	$5,054,149	$3,131,728	$3,748,855	$2,695,301	$440,560	$230,456	$9,243,564	$6,057,485
Cost of sales	1,449,393	1,255,117	2,917,097	2,259,324	103,726	145,184	4,470,216	3,659,625
Net income (loss)	1,875,511	605,979	831,895	694,524	370,605	73,548	3,078,011	1,374,051

Property, plant and equipment	21,882,008	18,110,811	7,621,818	9,062,225	2,736,354	266,551	32,240,180	27,439,587
Construction in progress	296,428	1,401,589	18,838,561	1,038,279	15,782	6,884	19,150,771	2,446,752
Total assets	57,989,833	47,964,417	29,384,689	18,690,760	3,946,901	4,072,929	91,321,423	70,728,106

CONSOLIDATED WATER CO. LTD.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
5. Earnings Per Share
Basic earnings per common share (“EPS”) is calculated by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. The computation of diluted EPS assumes the issuance of common shares for all dilutive-potential common shares outstanding during the reporting period. In addition, the dilutive effect of stock options is considered in earnings per share calculations using the treasury stock method.
The following summarizes information related to the computation of basic and diluted earnings per share for the three months ended March 31, 2006 and 2005.

	Three Months Ended March 31,
	2006	2005
Net income	$3,078,011	$1,374,051

Less:
Dividends declared and earnings attributable to preferred shares	(3,161)	(1,372)

Net income available to holders of common shares in the
determination of basic and diluted earnings per share	$3,074,850	$1,372,679

Weighted average number of common shares used in the determination of basic earnings per common share	12,216,870	11,552,116

Plus:
Weighted average number of preferred shares outstanding during the period	31,949	26,746

Potential dilutive effect of unexercised options	350,182	340,654

Weighted average number of common shares used in the determination of diluted earnings per common share	12,599,001	11,919,516

6. Related Party Transactions
On May 25, 2005, the Company entered into a loan agreement with an affiliate, OCVBI, pursuant to which the Company has agreed to lend OCVBI up to $3.0 million for the design and construction of a 500,000 imperial gallon per day seawater desalination plant in Tortola, British Virgin Islands. The loan principal is due and payable on June 1, 2007 and interest accrues at LIBOR plus 3.5% and is payable quarterly on amounts drawn down commencing July 2005. The loan can be repaid at any time without penalty and is subordinated to existing bank indebtedness. On May 25, 2005, OCVBI issued a promissory note under this agreement for $800,000 and on March 30, 2006, it issued an additional $800,000 promissory note under this agreement. The balance outstanding at March 31, 2006 was $1,600,000.

CONSOLIDATED WATER CO. LTD.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
7. Non-cash Transaction
In October 2005, the Company renewed and amended its contract with the Water Authority-Cayman (“WAC”) for an additional seven years. Under the terms of the amended contract, which expires March 2013, the Company was obligated to expand the water production capacity of the Lower Valley plant in Grand Cayman by constructing additional water production facilities.
On January 15, 2006, the Company sold such additional facilities to WAC for $897,000. The Company is financing such purchase by providing WAC with a 5.0%, seven year loan. Principal and interest on the loan is being repaid in monthly installments.
8. Impact of Recent Accounting Pronouncements
In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets — an amendment of FASB Statement No. 140”. SFAS 156 amends SFAS 140 with respect to the accounting for separately recognized servicing assets and servicing liabilities. The provisions of SFAS 156 will be effective for the Company beginning on January 1, 2007. The application of this standard is not expected to have an effect on the Company’s financial statements.
In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140”. The provisions of SFAS 155 will be effective for the Company beginning on January 1, 2007. The application of this standard is not expected to have an effect on the Company’s financial statements.
In November 2005, FASB Staff Position (FSP) 115-1 “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” was issued. FSP 115-1 addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. FSP 115-1 also includes accounting considerations subsequent to the recognition of other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. FSP 115-1 applies to investments in debt and equity securities and cost-method investments. The guidance in FSP 115-1 amends SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities and APB Opinion No.18, “The Equity Method of Accounting for Investments in Common Stock”. The provisions of FSP 115-1 are effective for the Company beginning on January 1, 2006. The application of this standard did not have a material effect on the Company’s financial statements.
In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment. SFAS No. 123R is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, supersedes Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees and amends SFAS No. 95, Statement of Cash Flows. SFAS No. 123R eliminates the alternative to use the intrinsic value method of accounting that was provided in SFAS No. 123, which generally resulted in no compensation expense recorded in the financial statements related to the issuance of equity awards to employees. The statement also requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. It establishes fair value as the measurement objective in accounting for share-based payment arrangements and generally requires all companies to apply a fair-value-based measurement method in accounting for share-based payment transactions with employees. In March 2005, the Securities and Exchange Commission (the “SEC”) issued Staff Accounting Bulletin 107 which describes the SEC staff’s expectations in determining the assumptions that underlie the fair value estimates and discusses the interaction of SFAS No. 123R with existing guidance. The Company has adopted SFAS No. 123R effective January 1, 2006, using a modified version of prospective application in accordance with the Statement. This application requires the Company to record compensation expense for all awards granted after the adoption date and for the unvested portion of awards that are outstanding at the date of adoption. The application of this standard did not have a material effect on the Company’s financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and accompanying notes included under Item 1 of this document and our consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for our fiscal year ended December 31, 2005.
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
Our operations and activities are conducted at twelve plants in five countries: the Cayman Islands, Belize, Barbados, the British Virgin Islands and The Bahamas, and in three business segments: Retail, Bulk and Services.
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
Goodwill and other intangible assets: Goodwill represents the excess costs over fair value of the assets of an acquired business. Goodwill and intangible assets acquired in a business combination accounted for as a purchase and determined to have an indefinite useful life are not amortized, but are tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with useful lives be amortized over their respective estimated useful lives, to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets”. The Company periodically evaluates the possible impairment of goodwill. Management identifies its reporting units and determines the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units. The Company determines the fair value of each reporting unit and compares it to the carrying amount of the reporting unit. To the extent the carrying amount of the reporting unit exceeds the fair value of the reporting unit the Company is required to perform the second step of the impairment test, as this is an indication that the reporting unit goodwill may be impaired. In this step, the Company compares the implied fair value of the reporting unit goodwill with the carrying amount of the reporting unit goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit to all the assets (recognized and unrecognized) and liabilities of the reporting unit in a manner similar to a purchase price allocation, in accordance with SFAS No. 141, “Business

Combinations”. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. If the implied fair value is less than its carrying amount, the impairment loss is recorded. Our annual tests resulted in no goodwill impairment.
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
Recent Developments, Off Balance Sheet Transactions and Commitments
Lower Valley Plant
In October 2005, the Company renewed and amended its contract with the Water Authority-Cayman (“WAC”) for an additional seven years. Under the terms of the amended contract, which expires March 2013, the Company was obligated to expand the water production capacity of the plant by constructing additional water production facilities.
On January 15, 2006, the Company sold such additional facilities to WAC for $897,000. The Company is financing such purchase by providing WAC with a 5.0%, seven year loan. Principal and interest on the loan is being repaid in monthly installments.
Barbados Operations
On November 4, 2005, DesalCo. (Barbados) Ltd. renewed its agreement with Sandy Lane Properties Limited (“Sandy Lane”), and extended such contract through January 19, 2007. Under the terms of the agreement, DesalCo will continue to operate a seawater desalination plant that provides irrigation water for three golf courses on the Sandy Lane Resort in St. James, Barbados. The plant and property are owned by Sandy Lane.

Results of Operations
Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005
Revenue
Total revenue increased by 52.6% from $6,057,485 to $9,243,564 for the three months ended March 31, 2006 when compared to the same period in 2005.
Revenue from our retail water (“Retail”) operations increased by 61.4% from $3,131,728 to $5,054,149 for the three months ended March 31, 2006 when compared to the same period in 2005. This variation primarily reflected increased demand by residential customers in Grand Cayman, particularly in the Seven Mile Beach service area, which experienced a 94.4% increase in volume sales. During the same period in 2005, our retail sales were adversely affected by the impact of Hurricane Ivan, which damaged a number of hotels and other tourist properties, thus reducing tourist arrivals and demand for water. Many of these properties have now re-opened. In addition, a new hotel and golf course, the Ritz Carlton, and a number of new condominiums within the Seven Mile Beach service area have opened, increasing demand, and new construction projects continue.
Revenue from bulk water (“Bulk”) operations increased by 39.1% from $2,695,301 to $3,748,855 for the three months ended March 31, 2006 when compared to the same period in 2005. This increase was primarily the result of increased sales and reduced production penalties at the recently expanded Windsor Plant, which provides water to our customer, The Water and Sewerage Corporation of The Bahamas, and to a lesser extent due to increased sales to our customer Water Authority — Cayman, in the Cayman Islands.
Revenue from services (“Services”) operations increased by 91.2% from $230,456 to $440,560 for the three months ended March 31, 2006 when compared to the same period in 2005 due to additional engineering fees charged to our affiliate, Ocean Conversion (BVI) Ltd., for work on the new water plant in Tortola, British Virgin Islands.
Cost of Sales
Total cost of sales increased by 22.1% from $3,659,625 to $4,470,216 for the three months ended March 31, 2006 when compared to the same period in 2005.
Cost of Retail sales increased by 15.5% from $1,255,117 to $1,449,393 for the three months ended March 31, 2006 when compared to the same period in 2005 due to energy cost adjustments and additional variable costs associated with the 61.4% increase in sales.
Cost of Bulk sales increased by 29.1% from $2,259,324 to $2,917,097 for the three months ended March 31, 2006 when compared to the same period in 2005. The increase was due to additional variable costs associated with the 39.1% increase in sales.
Cost of sales from Services decreased by $41,458 (28.6%) for the three months ended March 31, 2006 when compared to the same period in 2005.
Gross Profit
The gross profit margin increased from 39.6% to 51.6% for the three months ended March 31, 2006 when compared to the same period in 2005, for the reasons explained above.

General and Administrative Expense
Total general and administrative expense (“G&A”) increased by $699,992 (49.2%) from $1,423,803 to $2,123,795 for the three months ended March 31, 2006 when compared to the same period in 2005. G&A was 23.0% and 23.5% of total revenue for the three months ended March 31, 2006 and 2005, respectively.
Retail G&A increased by $497,043 (38.6%) from $1,286,877 to $1,783,920 for the three months ended March 31, 2006 when compared to the same period in 2005 due to additional staff costs, office rent and depreciation of leasehold improvements in our new offices in Grand Cayman and Florida. Our policy is and has been to allocate all non-direct corporate G&A to Retail.
Bulk G&A increased by $203,346 (160.5%) from $126,664 to $330,010 for the three months ended March 31, 2006 when compared to the same period in 2005. This was primarily the result of an increase in project bidding and public relations costs, and directors’ fees and expenses which resulted from additional meetings that were held to deal with current projects.
The change in Services G&A for the three months ended March 31, 2006 , was negligible when compared to the same period in 2005.
Other Income (Expense)
Other income increased by 13.1% from $378,520 to $428,003 for the three months ended March 31, 2006 when compared to the same period in 2005.
Although interest expense increased $28,298 due to rising LIBOR rates, this was more than offset by an increase in equity income from the investment in OCBVI, which benefited from interest charged on overdue invoices from its customer.
Net Income
Net income increased by 124.0% from $1,374,051 to $3,078,011 for the three months ended March 31, 2006 when compared to the same period in 2005.
Liquidity and Capital Resources
Overview
Our cash flows are dependent upon the timely receipt of customer payments, operating expenses, the timeliness and adequacy of rate increases (excluding automatic adjustments to our rates for inflation and electricity costs) and various factors affecting tourism in the areas we operate such as weather conditions and the world economy.
Cash is provided by debt offerings, bank credit facilities, exercise of options by management, from all of our business segment operations and from the collection of loans receivable.
We use cash to fund our various business segments in the Cayman Islands, Belize, The Bahamas, Barbados, the British Virgin Islands and the United States to fund new projects, to expand our infrastructure, to pay dividends, to repay borrowings, to repurchase our shares when appropriate and to take advantage of new investment opportunities which expand operations.
Operating Activities
In the three months ended March 31, 2006, we generated $1,073,669 in cash primarily from operations, offset in part by an increase of $2,243,949 in our accounts receivable resulting from the increase in revenue. This compares with $989,300 in cash generated during the three months ended March 31, 2005 primarily from operations and from the collection of an insurance claim related to Hurricane Ivan.

Investing Activities
Cash used in investing activities during the three months ended March 31, 2006 was $7,850,620, which primarily consisted of expenditures for construction in progress of the Blue Hills plant in The Bahamas. This compares with $1,243,635 in cash used for investing activities during the three months ended March 31, 2005 for the purchase of property, plant and equipment to replace equipment destroyed by Hurricane Ivan and the costs associated with construction in progress.
Financing Activities
Cash used for financing activities during the three months ended March 31, 2006 was $358,643 compared with $332,993 during the same period in 2005.
Our financing activities consist of issuance of shares through the exercise of stock options, dividend payments and principal payments on long term debt.
During the three months ended March 31, 2006 our primary financing activity was the receipt of an additional $1,165,298 from the issuance of shares though the exercise of stock options by certain employees and members of management. Dividend payments of $707,792 and principal payments on long term debt of $816,149 were made during the March 2006 quarter.
Material Commitments, Expenditures and Contingencies
The following table summarizes our contractual obligations as at March 31, 2006:

					2013 and
	Total	2006	2007- 2009	2010 -2012	Thereafter
Long term debt	$12,034,393	$2,656,182	$8,663,929	$714,282	$—
Series A bond	10,000,000	—	—	—	10,000,000

Employment agreements	2,594,215	931,542	1,662,673	—	—
Operating leases	948,119	237,892	583,878	126,349	—
Other	325,426	72,607	202,819	—	50,000
The above amounts do not include commitments related to construction in progress.
In 2005, the Government of the Commonwealth of The Bahamas accepted the bid of the Company and Waterfields Company Limited to build the Blue Hills plant, expand the existing Windsor plant and to provide engineering services and equipment to reduce the amount of water that is lost throughout its pipeline distribution system on New Providence. We believe the total cost of this project (the “Blue Hills Project”) will be approximately $29.0 million.
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
On May 25, 2005, the Company entered into a loan agreement with OCVBI, pursuant to which the Company has agreed to loan its affiliate $3.0 million. The loan principal is due and payable on June 1, 2007 and interest accrues at LIBOR plus 3.5% and is payable quarterly on amounts drawn down commencing July 2005. The loan can be repaid at any time without penalty and is subordinated to existing bank indebtedness. The balance outstanding at March 31, 2006 was $1,600,000. The Company currently owns a 43.5% interest in OCBVI.
In addition, at March 31, 2006, the Company expects to commit between $2.0 and $2.5 million for capital expenditures related to various other projects, in various stages of completion, in all of our operations.
Our Scotiabank loan facility had an outstanding balance of $11,428,572 at March 31, 2006. We are required to make monthly payments of interest for all borrowings under a $2.0 million revolving line of credit and quarterly payments of interest for all amounts drawn down under this term loan facility.
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
We have guaranteed to Scotiabank 50% of the OCBVI loan with a remaining principal balance of $125,000. This loan is repayable in semi-annual installments of $125,000 with the balance of principal due May 31, 2006, bearing interest at 3-month LIBOR plus 1.5%.
Our Royal Bank of Canada loan facility had an outstanding balance of $377,821 at March 31, 2006. We are required to make quarterly payments of principal and interest on the loans through 2007.
As a result of our acquisition of interests in Waterfields Company Limited, we guaranteed the performance of Waterfields Company Limited to the Water and Sewerage Corporation of The Bahamas (“WSC”) as it relates to the water supply contract between the two parties.
Through the execution of performance and operation bonds, the Royal Bank of Canada, Nassau has made guarantees in the total amount of $3,910,775 to WSC that the Company shall duly perform and observe all terms and provisions pursuant to contracts between the parties. In the event of default, the Royal Bank of Canada shall satisfy and discharge any damages sustained by WSC up to the guaranteed amount. The Company has guaranteed reimbursement to Royal Bank of Canada for any payments made thereon.
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
In addition to current available cash, cash flow from operations and current available bank lines of credit, we need to obtain additional debt or equity financing of approximately $15.0 million to complete our plant construction projects and fund our other capital commitments. We believe such additional financing will be available to us. However, we may not be successful in obtaining this financing on terms we consider acceptable, in which case we may be required to delay or eliminate certain planned capital expenditures, reduce the planned scope of our operations or take other actions that could adversely impact our financial condition and results of operations.

Dividends
On January 31, 2006, we paid a dividend of $0.06 to shareholders of record on December 31, 2005.
On April 30, 2006, we paid a dividend of $0.06 to shareholders of record on March 31, 2006.
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
Dividend Reinvestment and Common Stock Purchase Plan
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
Interest Rate Risk
As of March 31, 2006, we had $12,034,393 outstanding under credit facilities, all of which bear interest at various lending rates such as LIBOR, Cayman Island’s Prime Rate or the Nassau Prime Lending Rate. We are subject to interest rate risk to the extent that any of these rates change. The interest rate on our Series A bonds is fixed at 7.5% annually.
Foreign Exchange Risk
All of our foreign currencies have fixed exchange rates to the U.S. dollar. If any one of these fixed exchange rates becomes a floating exchange rate, however, our results of operation could be adversely affected.

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
Based on this evaluation the Chief Executive Officer and Chief Financial Officer conclude that the Company’s disclosure controls and procedures were effective and that the Company maintained effective control over financial reporting as of March 31, 2006.
Our management, including the Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures will prevent all errors and all improper conduct. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of improper conduct, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. Further, the design of any system of controls also is based in part upon assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.
The Certifying Officers also participated in an evaluation of any changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2006. That evaluation did not identify any changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Management’s Annual Report on Internal Control Over Financial Reporting is included in our Annual Report on Form 10-K for the year ended December 31, 2005, as filed with the Securities and Exchange Commission.

PART II — OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
In March 2006, we issued 103,852 common shares to two of our executive officers, pursuant to the exercise of stock options. The aggregate exercise price of the options was $619,477. The issuance of the shares was exempt from registration under Regulation S promulgated under the Securities Act of 1933 because the shares were offered and sold outside of the United States to non-US persons (as defined in Regulation S). Proceeds of the transaction were used for general corporate purposes.
In March 2006, we also issued 91,504 common shares to two other executive officers, pursuant to the exercise of stock options. The aggregate exercise price of the options was $545,821. The issuance of the shares was exempt from registration under Section 4(2) of the Securities Act of 1933 because the executive officers have knowledge of all material information relating to us. Proceeds of the transaction were used for general corporate purposes.
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

Dated: May 9, 2006