Form 10-Q
period 2006-06-30
CONSOLIDATED WATER CO LTD
filed 2006-08-09
CIK 928340

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transaction period from _______________ to _______________
Commission File Number: 0-25248
CONSOLIDATED WATER CO. LTD.
(Exact name of Registrant as specified in its charter)

CAYMAN ISLANDS	N/A

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Regatta Office Park
Windward Three, 4th Floor, West Bay Road
P.O. Box 1114 GT
Grand Cayman, Cayman Islands	N/A

(Address of principal executive offices)	(Zip Code)
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
Yes ☐      No ☒
At August 3, 2006, 12,388,433 shares of the registrant’s common shares, US$0.60 par value, were outstanding.

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
The British Virgin Islands’ currency is the U.S. $.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED WATER CO. LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Expressed in United States Dollars)

	June 30,
	2006	December 31,
	(unaudited)	2005
ASSETS
Current assets
Cash and cash equivalents	$2,210,107	$11,955,589
Accounts receivable, net	7,823,571	5,659,975
Inventory	2,901,057	2,032,209
Prepaid expenses and other current assets	1,944,160	858,870
Current portion of loans receivable	730,495	669,855

Total current assets	15,609,390	21,176,498

Loans receivable	3,668,300	2,436,702
Property, plant and equipment, net	32,209,648	32,667,615
Construction in progress, including interest of $771,151 and $375,000	29,490,173	12,172,402
Other assets	478,228	534,368
Investments in affiliates	11,538,666	11,317,731
Intangible assets	4,064,888	4,491,501
Goodwill	3,568,374	3,568,374

Total assets	$100,627,667	$88,365,191

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Line of credit	$5,659,608	$—
Dividends payable	865,592	828,709
Accounts payable and other current liabilities	6,105,468	3,939,538
Current portion of long term debt	3,132,356	3,472,330

Total current liabilities	15,763,024	8,240,577

Long term debt	17,857,142	19,378,212
Security deposits and other liabilities	483,618	349,628
Minority interest in Waterfields Company Limited	1,521,053	833,695

Total liabilities	35,624,837	28,802,112

Stockholders’ equity
Redeemable preferred stock, $0.60 par value. Authorized 200,000 shares; issued and outstanding 27,516 shares at June 30, 2006 and 32,304 shares at December 31, 2005	16,510	19,382
Class A common stock, $0.60 par value. Authorized 19,680,000 shares; issued and outstanding 12,388,433 shares at June 30, 2006 and 12,181,778 shares at December 31, 2005	7,433,060	7,309,066
Class B common stock, $0.60 par value. Authorized 120,000 shares	—	—
Additional paid-in capital	36,598,603	35,367,037
Retained earnings	20,954,657	16,867,594

Total stockholders’ equity	65,002,830	59,563,079

Total liabilities and stockholders’ equity	$100,627,667	$88,365,191

The accompanying information and notes are an integral part of these condensed consolidated financial statements

CONSOLIDATED WATER CO. LTD.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(Expressed in United States Dollars)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Retail water sales	$4,863,830	$3,411,605	$9,917,977	$6,543,334
Bulk water sales	4,315,928	2,870,593	8,064,783	5,565,894
Services revenue	447,221	270,670	887,779	501,126

Total revenues	9,626,979	6,552,868	18,870,539	12,610,354

Retail cost of sales	1,952,660	1,297,694	3,485,301	2,552,811
Bulk cost of sales	3,106,910	2,316,463	5,940,756	4,575,787
Services cost of sales	157,924	156,482	261,648	301,666

Total cost of sales	5,217,494	3,770,639	9,687,705	7,430,264

Gross profit	4,409,485	2,782,229	9,182,834	5,180,090

General and administrative expenses	2,098,733	1,530,892	4,222,074	2,933,222

Income from operations	2,310,752	1,251,337	4,960,760	2,246,868

Other income (expense):
Interest income	67,858	18,478	96,564	36,235
Interest expense	(304,694)	(268,151)	(519,667)	(446,480)
Other income	132,549	116,165	330,829	300,849
Equity in earnings of affiliate	315,564	363,530	731,553	717,938

Other income, net	211,277	230,022	639,279	608,542

Net income	$2,522,029	$1,481,359	$5,600,039	$2,855,410

Basic earnings per common share	$0.20	$0.13	$0.46	$0.25

Diluted earnings per common share	$0.20	$0.12	$0.44	$0.24

Dividends declared per common share	$0.06	$0.06	$0.12	$0.12

Weighted average number of common shares used in the determination of:

Basic earnings per share	12,381,686	11,725,828	12,299,727	11,639,702

Diluted earnings per share	12,670,129	12,023,284	12,638,142	11,973,856

The accompanying information and notes are an integral part of these condensed consolidated financial statements.

CONSOLIDATED WATER CO. LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Expressed in United States Dollars)

	Six Months Ended June 30,
	2006	2005
Net cash flows provided by operating activities	$4,786,822	$3,966,580

Cash flows provided by (used in) investing activities

Purchase of property, plant and equipment	(1,189,389)	(1,309,786)
Construction in progress	(17,839,040)	(2,576,407)
Distribution of income from affiliate	757,500	1,136,250
Proceeds from sale of minority interest in subsidiary	672,136	—
Loan to affiliate	(800,000)	(800,000)
Collections of loans receivable	404,762	480,971

Net cash used in investing activities	(17,994,031)	(3,068,972)

Cash flows provided by (used in) financing activities

Dividends paid	(1,512,976)	(1,337,879)
Proceeds from issuance of preferred stock	10,841	—
Proceeds from exercises of stock options	1,165,298	1,143,468
Line of credit	5,659,608	—
Principal repayments of long term debt	(1,861,044)	(1,867,586)

Net cash provided by (used in) financing activities	3,461,727	(2,061,997)

Net decrease in cash and cash equivalents	(9,745,482)	(1,164,389)

Cash and cash equivalents at beginning of period	11,955,589	9,216,908

Cash and cash equivalents at end of period	$2,210,107	$8,052,519

Interest paid in cash	$850,066	$339,518

Interest received in cash	$69,517	$34,034

Non-cash investing and financing activities

Note received for plant facility sold	$897,000	$—
Issuance of 2,135 and 4,682, respectively, common shares for services rendered	43,326	145,040
Issuance of 3,587 preferred shares for services rendered	108,397	—
Conversion of 9,164 shares of preferred stock to common stock	5,498	—
The accompanying information and notes are an integral part of these condensed consolidated financial statements.

CONSOLIDATED WATER CO. LTD.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1. Basis of Presentation
The accompanying condensed consolidated financial statements of Consolidated Water Co. Ltd. (the “Company”) include the accounts of the Company’s wholly-owned subsidiaries Aquilex, Inc., Cayman Water Company Limited, Belize Water Limited, Ocean Conversion (Cayman) Limited, DesalCo Limited, DesalCo (Barbados) Ltd., and its majority owned subsidiary Waterfields Company Limited. The Company’s investment in Ocean Conversion (BVI) Ltd. (“OCBVI”) is accounted for using the equity method of accounting. All intercompany balances and transactions have been eliminated in consolidation.
The accompanying condensed consolidated balance sheet as of June 30, 2006, condensed consolidated statements of income for the three months and six months ended June 30, 2006 and 2005, and condensed consolidated statements of cash flows for the six months ended June 30, 2006 and 2005 are unaudited. These condensed consolidated financial statements reflect all adjustments (which are of a normal recurring nature) that, in the opinion of management, are necessary to present fairly the Company’s financial position, results of operations and cash flows as of and for the periods presented. The results of operations for these interim periods are not necessarily indicative of the operating results for the fiscal year ending December 31, 2006.
These condensed consolidated financial statements and notes are presented in accordance with the rules and regulations of the United States Securities and Exchange Commission relating to interim financial statements and in conformity with accounting principles generally accepted in the United States of America and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
Certain amounts previously presented in the financial statements for prior periods have been reclassified to conform to the current period’s presentation.
2. Stock Based Compensation
Prior to January 1, 2006, the Company accounted for its stock-based compensation under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations (“APB 25”). Under APB 25, no stock-based compensation cost was reflected in net income for grants of stock by the Company prior to fiscal year 2006 as the exercise prices for stock options granted by the Company were equal to or greater than the market values of the underlying common stock on the dates of the grants.
Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment,” which requires the measurement and recognition of compensation cost at fair value for all share-based payments, including stock options. The Company is using the modified prospective application method in which compensation cost is recognized for new share-based awards and for share-based awards granted prior to, but not yet vested, as of January 1, 2006. The adoption of SFAS No. 123(R) did not have a material impact on the Company’s financial position or results of operations.

CONSOLIDATED WATER CO. LTD.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
2. Stock Based Compensation (continued)
Stock-based compensation for the three and six months ended June 30, 2006 totaled $71,057 and $159,412, respectively, and is included in general and administrative expenses in the condensed consolidated statements of income.
The following table illustrates the effect on net income and earnings per share of the Company had the Company applied the fair value recognition provisions of SFAS No. 123(R) for the three and six months ended June 30, 2005:

	Three Months	Six Months
	Ended	Ended
	June 30, 2005	June 30,2005
Net income, as reported	$1,481,359	$2,855,410

Add: Stock based compensation expense included in reported net income	69,029	136,794
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(78,842)	(156,420)

Pro forma net income	$1,471,546	$2,835,784

Earnings per share
Basic — as reported	$0.13	$0.25

Basic — pro forma	$0.13	$0.24

Diluted — as reported	$0.12	$0.24

Diluted — pro forma	$0.12	$0.24

The Company has various stock compensation plans that form part of employees’ remuneration.
Employee Share Incentive Plan (Preferred Shares) — The Company awards preferred shares for no consideration under this plan, as part of compensation for certain eligible employees, excluding Directors and certain Officers, that require future services as a condition to the delivery of common shares. In addition, options are granted to purchase preferred shares at a fixed price (“preferred share options”), determined annually, which will typically represent a discount to the market value of the common stock. The preferred shares are convertible to common stock. Under the plan, the conversion is conditional on the grantee’s satisfying requirements outlined in the award agreements. Preferred shares are only redeemable with the Company’s approval.
Employee Share Option Plan (Common Stock Options) — In 2001, the Company introduced an employee stock option plan for certain long-serving employees of the Company that are also participants in the Employee Share Incentive Plan. Under the plan, these employees are granted in each calendar year, as long as the employee is a participant in the Employee Share Incentive Plan, options to purchase ordinary shares. The price at which the option may be exercised will be the closing market price on the grant date, which is the 90th day after the date of the auditor’s opinion on the financial statements for the relevant year. The number of options each employee is granted is equal to five times the sum of (i) the number of preferred shares which that employee receives for no consideration and (ii) the number of preferred share options which that employee exercises in that given year. Options may be exercised during the period commencing on the fourth anniversary of the grant date and ending on the thirtieth day after the fourth anniversary of the grant date.

CONSOLIDATED WATER CO. LTD.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
2. Stock Based Compensation (continued)
Non-Executive Directors’ Share Plan — In 1999, the Company introduced a stock grant plan, which forms part of Directors’ remuneration. Under the plan, Directors receive a combination of cash and common stock as remuneration for their participation in Board meetings. All Directors are eligible except Executive Officers, who are covered by individual employment contracts. The number of shares granted is calculated with reference to a strike price that is set on October 1 of the year preceding the grant.
Directors and Senior Management Stock Compensation — Effective January 1, 2004, the option plan for senior management was amended as part of renegotiations of employee contracts. The amended contracts terminated the stock option plans for all years commencing from January 1, 2004.
The Company measures the compensation cost associated with share-based payments by estimating the fair value of stock options as of the grant date using the Black-Scholes option pricing model. The Company believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of the Company’s unvested and granted options for the three and six months ended June 30, 2006.
Stock options generally vest immediately upon grant or up to four years from the date of grant, depending on the Plan. The exercise price of the options granted under stock-based compensation meeting the criteria of SFAS No.123(R) equaled or exceeded the market value of the common stock at the date of the grant. There were 6,742 options granted and 2,263 options forfeited during the three and six months ended June 30, 2006.
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
A summary of stock option activity under the Company’s SFAS No. 123(R) share-based compensation plans for the six months ended June 30, 2006 is presented in the following table:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Options	Exercise Price	Life (Years)	Intrinsic Value(1)
Outstanding at beginning of year	600,650	$8.63
Granted	6,742	19.20
Exercised	(196,680)	6.02
Forfeited	(2,263)	13.74

Outstanding at June 30, 2006	408,449	$10.03	1.42 years	$5,947,556

Exercisable at June 30, 2006	331,504	$10.03	.70 years	$4,828,356

(1)	The intrinsic value of a stock option represents the amount by which the fair value of the underlying stock exceeds the exercise price of the option.
At June 30, 2006, 76,945 non-vested options were outstanding with a weighted average exercise price of $10.04 and an average remaining contractual life of 2.13 years.
The total remaining unrecognized compensation costs related to unvested stock-based arrangements was $318,263 at June 30, 2006 and is expected to be recognized over a weighted average period of 2.13 years.

CONSOLIDATED WATER CO. LTD.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
3. Segment Information
Under SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information”, management considers as separate business segments (i) the operations to supply water to retail customers, (ii) the operations to supply water to bulk customers, and (iii) the provision of engineering and management services. The Company’s results of operations and its identifiable assets by business segment are as follows for the three and six months ended June 30, 2006 and 2005.
The following segment presentation includes the equity of OCBVI for the respective periods in the net income of the Bulk segment. Interest and financing fees on outstanding bank debt held by the Company with respect to this investment have been allocated to the Bulk segment.

	RETAIL		BULK		SERVICES		TOTAL
	2006	2005	2006	2005	2006	2005	2006	2005
For the Three Months Ended June 30,

Revenue	$4,863,830	$3,411,605	$4,315,928	$2,870,593	$447,221	$270,670	$9,626,979	$6,552,868

Cost of Sales	1,952,660	1,297,694	3,106,910	2,316,463	157,924	156,482	5,217,494	3,770,639

Net Income	1,077,460	822,749	1,211,329	601,912	233,240	56,698	2,522,029	1,481,359

For the Six Months Ended June 30,

Revenue	9,917,977	6,543,334	8,064,783	5,565,894	887,779	501,126	18,870,539	12,610,354

Cost of Sales	3,485,301	2,552,811	5,940,756	4,575,787	261,648	301,666	9,687,705	7,430,264

Net Income	2,877,506	1,428,731	2,311,630	1,296,436	410,903	130,243	5,600,039	2,855,410

As of June 30,

Property, plant and equipment, net	20,712,242	21,938,568	8,790,822	7,919,173	2,706,584	2,809,874	32,209,648	32,667,615

Construction in progress	405,129	166,924	28,889,206	12,005,478	195,838	—	29,490,173	12,172,402
4. Earnings Per Share
Basic earnings per common share is calculated by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. The computation of diluted earnings per share assumes the issuance of common shares for all dilutive-potential common shares outstanding during the reporting period. In addition, the dilutive effect of stock options is considered in earnings per share calculations using the treasury stock method.
The following tables summarize information related to the computation of basic and diluted earnings per share for the three and six months ended June 30, 2006 and 2005.

CONSOLIDATED WATER CO. LTD.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
4. Earnings Per Share (continued)

	Three Months Ended June 30,
	2006	2005
Net income	$2,522,029	$1,481,359

Less:
Dividends declared and earnings attributable to preferred shares	(2,315)	(2,864)

Net income available to holders of common shares in the
determination of basic and diluted earnings per share	$2,519,714	$1,478,495

Weighted average number of common shares used in the determination of basic earnings per common share	12,381,686	11,725,828

Plus:
Weighted average number of preferred shares outstanding during the period	31,089	23,660

Potential dilutive effect of unexercised options	257,354	273,796

Weighted average number of common shares used in the determination of diluted earnings per common share	12,670,129	12,023,284

	Six Months Ended June 30,
	2006	2005
Net income	$5,600,039	$2,855,410

Less:
Dividends declared and earnings attributable to preferred shares	(4,839)	(5,608)

Net income available to holders of common shares in the determination of basic and diluted earnings per share	$5,595,200	$2,849,802

Weighted average number of common shares used in the determination of basic earnings per common share	12,299,727	11,639,702

Plus:
Weighted average number of preferred shares outstanding during the period	31,693	25,188

Potential dilutive effect of unexercised options	306,722	308,966

Weighted average number of common shares used in the determination of diluted earnings per common share	12,638,142	11,973,856

CONSOLIDATED WATER CO. LTD.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
5. Related Party Transaction
On May 25, 2005, the Company entered into a loan agreement with its affiliate, OCVBI, pursuant to which the Company has agreed to lend OCVBI up to $3.0 million for the design and construction of a 500,000 imperial gallon per day seawater desalination plant in Tortola, British Virgin Islands. The loan principal is due and payable on June 1, 2007 and interest accrues at LIBOR plus 3.5% and is payable quarterly on amounts drawn down commencing July 2005. The loan can be repaid at any time without penalty and is subordinated to existing bank indebtedness. On May 25, 2005, OCVBI issued a promissory note under this agreement for $800,000 and on March 30, 2006, it issued an additional $800,000 promissory note under this agreement. The total loan receivable from OCBVI at June 30, 2006 was $1,600,000.
6. Impact of Recent Accounting Pronouncements
In June 2006, the FASB issued FASB Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes,” an interpretation of SFAS No. 109, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for years beginning after December 15, 2006. The adoption of FIN 48 is not expected to have an effect on the Company’s financial statements.
In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets — an amendment of FASB Statement No. 140". SFAS 156 amends SFAS 140 with respect to the accounting for separately recognized servicing assets and servicing liabilities. The provisions of SFAS 156 will be effective for the Company beginning on January 1, 2007. The application of this standard is not expected to have an effect on the Company’s financial statements.
In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140”. The provisions of SFAS 155 will be effective for the Company beginning on January 1, 2007. The application of this standard is not expected to have an effect on the Company’s financial statements.
In November 2005, FASB Staff Position (FSP) 115-1 “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” was issued. FSP 115-1 addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. FSP 115-1 also includes accounting considerations subsequent to the recognition of other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. FSP 115-1 applies to investments in debt and equity securities and cost-method investments. The guidance in FSP 115-1 amends SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and APB Opinion No.18, “The Equity Method of Accounting for Investments in Common Stock". The provisions of FSP 115-1 are effective for the Company beginning on January 1, 2006. The application of this standard did not have a material effect on the Company’s financial statements.
In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment.” SFAS No. 123R is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation,” supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and amends SFAS No. 95, “Statement of Cash Flows.” SFAS No. 123R eliminates the alternative to use the intrinsic value method of accounting that was provided in SFAS No. 123, which generally resulted in no compensation expense recorded in the financial statements related to the issuance of equity awards to employees. The statement also requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. SFAS 123R establishes fair value as the measurement objective in accounting for share-based payment arrangements and generally requires all companies to apply a fair-value-based measurement method in accounting for share-based payment transactions with employees. In March 2005, the Securities and Exchange Commission (the “SEC”) issued Staff Accounting Bulletin 107 which describes the SEC staff’s expectations in determining the assumptions that underlie the fair value estimates and discusses the interaction of SFAS No. 123R with existing guidance. The Company has adopted SFAS

CONSOLIDATED WATER CO. LTD.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
6. Impact of Recent Accounting Pronouncements (continued)
No. 123R effective January 1, 2006, using a modified version of prospective application in accordance with the Statement. This application requires the Company to record compensation expense for all awards granted after the adoption date and for the unvested portion of awards that are outstanding at the date of adoption. The application of this standard did not have a material effect on the Company’s financial statements.
7. Subsequent Event
On August 4, 2006 the Company issued $15,771,997 principal amount secured fixed rate bonds in a private offering and received net proceeds (excluding issuance costs and after the offering discount) of $15,000,000. These bonds bear interest at a coupon rate of 5.95%, are repayable in quarterly installments of $526,010 and are secured through an intercreditor agreement with the Company’s Grand Cayman bank by substantially all of the Company’s assets. The Company has the right to redeem the bonds in full at any time three years after August 4, 2006 by paying a premium of 1.5% of the outstanding principal and accrued interest on the bonds on the date of redemption. The trust deed for these bonds restricts the Company’s ability to enter into new borrowing agreements or any new guarantees without prior approval of the trustee and limits the Company’s capital expenditures, with the exception of capital expenditures to be incurred on certain defined projects, to $2 million annually without prior approval by the trustee. The trust deed also contains financial covenants that require the Company to maintain a debt service coverage ratio of not less than 1.25 to 1, a ratio of long term debt to EBITDA (i.e. — earnings before interest, taxes, depreciation and amortization for the 12 months preceding the ratio calculation date) not greater than 2.5 to 1 and a ratio of long term debt to equity not less than 60:40.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
We discuss in this Form 10-Q for Consolidated Water Co. Ltd. (the “Company”) matters which are not historical facts, but which are “forward-looking statements.” We intend these forward-looking statements to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, but are not limited to, our future plans, objectives, expectations and events, assumptions and estimates about our Company and our industry in general.
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
Important matters that may affect what will actually happen include, but are not limited to: tourism and weather conditions in the areas we service; scheduled new construction within our operating areas; the economies of the U.S. and the areas we service; regulatory matters; availability of capital to repay a substantial portion of our debt and for expansion of our operations, and other risk factors described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, and elsewhere in this Form 10-Q. By making these forward-looking statements, the Company undertakes no obligation to update these statements for revisions or changes after the date of this Form 10-Q.
Business Overview
Our objective is to provide water services in areas where the supply of potable water is scarce and where the use of reverse osmosis (“RO”) technology to produce potable water is economically feasible.
We intend to increase revenues by developing new business opportunities both within our current service areas and in new areas. We expect to maintain operating efficiencies by continuing to focus on our successful business model and by properly executing our equipment maintenance and water loss mitigation programs. We believe that several Caribbean basin and adjacent countries, being water scarce, present opportunities for operation of our plants in favorable regulatory environments.
Our operations and activities are conducted at thirteen plants in five countries: the Cayman Islands, Belize, Barbados, the British Virgin Islands and The Bahamas, and in three business segments: Retail, Bulk and Services.
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

Goodwill and other intangible assets: Goodwill represents the excess costs over fair value of the assets of an acquired business. Goodwill and intangible assets acquired in a business combination accounted for as a purchase and determined to have an indefinite useful life are not amortized, but are tested for impairment at least annually in accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 also requires that intangible assets with useful lives be amortized over their respective estimated useful lives, to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets”. The Company periodically evaluates the possible impairment of goodwill. Management identifies its reporting units and determines the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units. The Company determines the fair value of each reporting unit and compares it to the carrying amount of the reporting unit. To the extent the carrying amount of the reporting unit exceeds the fair value of the reporting unit the Company is required to perform the second step of the impairment test, as this is an indication that the reporting unit goodwill may be impaired. In this step, the Company compares the implied fair value of the reporting unit goodwill with the carrying amount of the reporting unit goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit to all the assets (recognized and unrecognized) and liabilities of the reporting unit in a manner similar to a purchase price allocation, in accordance with SFAS No. 141, “Business Combinations”. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. If the implied fair value is less than its carrying amount, the impairment loss is recorded. Our annual tests resulted in no goodwill impairment.
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

Recent Developments
On July 6, 2006 we announced that Water Authority — Cayman, our bulk water customer on Grand Cayman Island, had accepted our proposal to double the production capacity of the North Sound desalination plant to 1.6 million U.S. gallons per day. The present operating contract for this plant, which expires in November 2009, will be extended by seven years from the date on which we complete the capacity expansion, which we presently estimate will be sometime during the first quarter of 2007.
On August 4, 2006 we issued $15,771,997 principal amount secured fixed rate bonds in a private transaction. We received net proceeds (excluding issuance costs and after the offering discount) of $15,000,000. These bonds bear interest at a coupon rate of 5.95%, are repayable in quarterly installments of $526,010 and are secured through an intercreditor agreement with our Grand Cayman bank by substantially all of our assets. The Company has the right to redeem the bonds in full at any time three years after August 4, 2006 by paying a premium of 1.5% of the outstanding principal and accrued interest on the bonds on the date of redemption. The trust deed for these bonds restricts our ability to enter into new borrowing agreements or any new guarantees without prior approval of the trustee and limits our capital expenditures, with the exception of capital expenditures to be incurred on certain defined projects, to $2 million annually without prior approval of the trustee. The trust deed also contains financial covenants that require us maintain a debt service coverage ratio of not less than 1.25 to 1, a ratio of long term debt to EBITDA (i.e. - earnings before interest, taxes, depreciation and amortization for the 12 months preceding the ratio calculation date) not greater than 2.5 to 1 and a ratio of long term debt to equity not less than 60:40.
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
Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005
Consolidated Results
Net income for the three months ended June 30, 2006 was $2,522,029 ($0.20 per share on a fully-diluted basis), up 70% from the $1,481,359 ($0.12 per share) reported for the three months ended June 30, 2005.
The quarterly earnings improvement for 2006 is attributable to revenue growth generating a corresponding increase in consolidated gross profit. Consolidated revenues for the June 30, 2006 quarter amounted to $9,626,979, as compared to $6,552,868 for the comparable 2005 quarter. Revenues increased for all three business segments as retail sales, bulk sales and services revenues for the three months ended June 30, 2006 exceeded those for the three months ended June 30, 2005 by $1,452,225, $1,445,335 and $176,551, respectively. Consolidated gross profit rose from $2,782,229 (42% of consolidated revenues) for the three months ended June 30, 2005 to $4,409,485 (46% of consolidated revenues) for the three months ended June 30, 2006 with each business segment reporting additional gross profit for the current quarter as compared to the same quarter of 2005. Please refer to “Results by Segment” elsewhere in this document for a more detailed discussion of our revenues and gross profit for the three months ended June 30, 2006.
General and administrative (“G&A”) expenses were $2,098,733 and $1,530,892 on a consolidated basis for the three months ended June 30, 2006 and 2005, respectively. Costs arising from the opening of an accounting and administrative support office in Deerfield Beach, Florida, and added personnel costs for our other subsidiaries constituted the majority of the increase in these costs.

Results by Segment
Retail Segment:
Revenues generated by our retail water operations were $4,863,830 and $3,411,605 for the three months ended June 30, 2006 and 2005, respectively. The 43% increase in revenues from 2005 to 2006 results from increased demand for potable water in Grand Cayman, particularly in our Seven Mile Beach service area. By volume of gallons sold, our retail sales increased 33% for the three months ended June 30, 2006 when compared to the same period of 2005. During the second quarter of 2005 our retail sales were adversely affected by the continuing impact of Hurricane Ivan, which damaged a number of hotel and tourist properties, reducing the level of tourism and the demand for water. Many of these properties have now reopened. Since June 30, 2005 a new hotel and golf course (the Ritz Carlton) and a number of new condominiums have also opened on Seven Mile Beach, increasing the demand for water.
Gross profit for the retail segment for the three months ended June 30, 2006 was $2,911,170, or 60% of sales, as compared to $2,113,911 or 62% of sales, for the three months ended June 30, 2005. Total gross profit dollars for retail sales for the three months ended June 30, 2006 increased as compared to the comparable three month period in 2005 because of the increased retail water sales. Retail segment gross profit as a percentage of sales decreased from 2005 to 2006 due to increased personnel costs of $144,000 in 2006 attributable to the hiring additional personnel and pay raises given as a result of the impact of Hurricane Ivan on the cost of living on Grand Cayman. In addition, maintenance costs in 2006 exceeded those for 2005 by approximately $148,000.
Consistent with prior periods we record all non-direct G&A expenses in our retail business segment and do not allocate any of these non-direct costs to our other two business segments. Retail G&A expenses for the three months ended June 30, 2006 were $1,873,312; up 42% from the $1,320,636 in retail G&A for the three months ended June 30, 2005. The greater G&A expense in 2006 as a result of additional costs of approximately $310,000 associated with establishing an accounting and engineering support facility in Deerfield Beach, Florida, and added personnel costs for our other retail segment subsidiaries stemming from new hires and pay raises.
Bulk Segment:
Bulk water sales for three months ended June 30, 2006 and 2005 were $4,315,928 and $2,870,593, respectively. The growth in bulk sales from 2005 to 2006 of $1,445,335 or 50% reflects the increased production capacity due to the temporary Windsor Plant Expansion Project, which supplies approximately 1 million US gallons per day and to a lesser extent, $300,000 in sales that were billable in accordance with the interim delivery phase of the Blue Hills contract. The temporary Windsor Plant Expansion Project will remain active until the Blue Hills Construction Project is commissioned and goes fully online. The Blue Hills Plant, once fully operational, will provide approximately 7.2 million US Gallons per day. In addition, we also expanded the Lower Valley Plant production capacity by approximately 300,000 US Gallons per day.
Bulk segment gross profit for the three months ended June 30, 2006 was $1,209,018, or 28% of sales, as compared to $554,130, or 19% of sales, for the three months ended June 30, 2005. Total bulk segment gross profit dollars for the three months ended June 30, 2006 increased as compared to the three months ended June 30, 2005 because of the increased bulk water sales. Gross profit for bulk water sales improved as a percentage of sales from 2005 to 2006 primarily due to operational efficiencies associated with the Windsor Plant Expansion project and the Lower Valley Plant Expansion project. The Windsor Plant Expansion was accomplished through the use of containerized production units, which are operated with existing staff and a nominal increase in operational resources and costs. Additional operational efficiencies were also achieved through the resolution of a membrane-fouling problem that hindered 2005 operations at the Windsor plant. Similarly, the Lower Valley Plant expansion also increased plant output without significant incremental operating costs.

Bulk segment G&A expenses for the three months ended June 30, 2006 and 2005 were $250,668 and $184,477, respectively. These expenses increased in 2006 primarily due to marketing efforts in the Bahamas.
Services Segment:
Our revenues from services provided were $447,221 for the three months ended June 30, 2006, as compared to $270,670 for the three months ended June 30, 2005. This increase in service revenues of $176,551 from 2005 to 2006 was as a result of increased engineering and design fees connected with the Bar Bay Plant construction. The Bar Bay Plant owner, Ocean Conversion (BVI) Ltd. is an affiliate of the Company through minority investment.
The gross profit for this segment for the three months ended June 30, 2006 of $289,297 exceeded the gross profit reported for this segment for the same period of 2005 by $175,109. The increase in gross profit dollars is a direct result of the increase in design and engineering fees supported by a relative fixed salary costs for core engineering talent.
Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005
Consolidated Results
Net income for the six months ended June 30, 2006 was $5,600,039 ($0.44 per share on a fully-diluted basis), up 96% from the $2,855,410 ($0.24 per share) reported for the six months ended June 30, 2005.
The earnings improvement for the first six months of 2006 reflects a substantial increase in consolidated gross profit attributable to revenue growth. Consolidated revenues for the six months ended June 30, 2006 amounted to $18,870,539 as compared to $12,610,354 for the six months ended June 30, 2005. Additional revenues were earned by all three business segments as retail sales, bulk sales and services revenues for the six months ended June 30, 2006 exceeded those for the six months ended June 30, 2005 by $3,374,643, $2,498,889 and $386,653, respectively. Consolidated gross profit rose from $5,180,090 for the six months ended June 30, 2005 to $9,182,834 for the six months ended June 30, 2006 with each business segment reporting additional gross profit for the current period as compared to the same period of 2005. Please refer to “Results by Segment” elsewhere in this document for a more detailed discussion of our revenues and gross profit for the six months ended June 30, 2006.
General and administrative expense was $4,222,074 and $2,933,222 on a consolidated basis for the six months ended June 30, 2006 and 2005, respectively. Costs arising from the opening of an accounting and administrative support office in Deerfield Beach, Florida, and added personnel costs for our other subsidiaries constituted the majority of the increase in these costs.
Results by Segment
Retail Segment:
Revenues generated by our retail water operations were $9,917,977 and $6,543,334 for the six months ended June 30, 2006 and 2005, respectively. The 52% increase in revenues from 2005 to 2006 results from increased demand in Grand Cayman, particularly in our Seven Mile Beach service area. By volume of gallons sold, our retail sales increased 38% for the six months ended June 30, 2006 when compared to the same period of 2005. During the first six months of 2005 our retail sales were adversely affected by the continuing impact of Hurricane Ivan, which damaged a number of hotel and tourist properties, reducing the level of tourism and the demand for water. Many of these properties have now reopened. Since June 30, 2005 a new hotel and golf course (the Ritz Carlton) and a number of new condominiums have also opened on Seven Mile Beach, increasing the demand for water.

Gross profit for the retail segment for the six months ended June 30, 2006 was $6,432,676, or 65% of sales, as compared to $3,990,523, or 61% of sales, for the six months ended June 30, 2005. Total gross profit dollars for retail sales for the six months ended June 30, 2006 increased as compared to the comparable six month period in 2005 because of the increased retail water sales. Retail segment gross profit as a percentage of sales improved from 2005 to 2006 as output and revenues for the retail plants grew at a rate faster than overall plant operating costs, as a significant portion of these costs are relatively fixed in nature.
Consistent with prior periods we record all non-direct general and administrative (“G&A”) expenses in our retail business segment and do not allocate any of these non-direct costs to our other two business segments. Retail G&A expenses for the six months ended June 30, 2006 were $3,657,232; up 40% from the $2,607,513 in retail G&A for the six months ended June 30, 2005 as a result as a result of additional costs of approximately $555,000 associated with establishing an accounting and engineering support facility in Deerfield Beach, Florida and added personnel costs for our other retail subsidiaries of approximately $427,000 stemming from incremental hires and pay increases.
Bulk Segment:
Bulk water sales for six months ended June 30, 2006 and 2005 were $8,064,783 and $5,565,894, respectively. The growth in bulk sales from 2005 to 2006 of $2,498,889, or 45% reflects added production capacity and reduced production penalties at the recently temporarily expanded Windsor plant and, to a lesser extent, increased sales to our customer, Water Authority — Cayman, in the Cayman Islands. We also billed $300,000 in sales for the Blue Hills plant during 2006, as allowed under the interim delivery phase of the Blue Hills contract.
Bulk segment gross profit for the six months ended June 30, 2006 was $2,124,027, or 26% of sales, as compared to $990,107, or 18% of sales, for the six months ended June 30, 2005. Total bulk segment gross profit dollars for the six months ended June 30, 2006 increased as compared to the six months ended June 30, 2005 because of the increased bulk water sales. Gross profit for bulk water sales improved as a percentage of sales from 2005 to 2006 due to operational efficiencies associated with the use of containerized units in the temporary Windsor Plant Expansion project and to a lesser extent the Lower Valley Expansion project.
Bulk segment G&A expenses for the six months ended June 30, 2006 and 2005 were $580,679 and $311,139, respectively. These expenses rose in 2006 due to increases in personnel costs, marketing costs, and professional fees.
Services Segment:
Our revenues from services provided were $887,779 for the six months ended June 30, 2006, as compared to $501,126 for the six months ended June 30, 2005. Service revenues rose by $386,653 from 2005 to 2006 as a result of increased engineering and design fees connected with new plant construction charged to our affiliate.
The gross profit for this segment for the six months ended June 30, 2006 of $626,131 exceeded the gross profit reported for this segment for the same period of 2005 by $426,671 primarily through providing increased design fees while maintaining stable operating costs.
LIQUIDITY AND CAPITAL RESOURCES
Overview
Our primary sources of liquidity are cash inflows from operations, borrowings under term loans and other credit facilities, sales of bonds payable and sales of our common stock.
Our cash flows from operations are dependent upon the revenue amounts we generate — which are affected by tourism, weather conditions, changes in our customer base, the timing and level of rate increases, overall economic conditions and other factors — and the timing of the collection of these revenues from our customers.
Our ability to access the debt and equity capital markets is impacted by our current and anticipated financial results, financial condition; existing level of borrowings; the terms of our debt agreements (including our compliance therewith), and the conditions in the debt and equity markets affecting our offerings.
In addition to funding the operating costs of our various business segments, we utilize available liquidity to fund new construction projects, to expand our existing desalination facilities, to pay dividends, to repay borrowings, and to pursue new business opportunities.
Cash Flows for the Six Months Ended June 30, 2006
The balance of our cash and cash equivalents decreased from $11,955,589 at December 31, 2005 to $2,210,107 at June 30, 2006.
Operating activities provided net cash for the six months ended June 30, 2006 of $4,786,822, $820,242 more than the net cash provided by operating activities for the comparable prior year period. Cash generated from the net income for the period and an increase in accounts payable and other liabilities was offset by growth in accounts receivable, inventory and prepaid expense balances of $2,163,596, $868,848, and $1,085,290, respectively, for the six months ended June 30, 2006.
Our investing activities used $17,994,031 in net cash during the six months ended June 30, 2006. Approximately $17.8 million was expended in the period for construction in progress relating to our Blue Hills plant under construction in the Bahamas. We also had miscellaneous other property additions of approximately $1.2 million and loaned $800,000 to our affiliate, OCBVI, during the six months ended June 30, 2006. We completed a rights offering for our Waterfields subsidiary generating proceeds of $672,136 from the sale of minority interests in this subsidiary.
We obtained $3,461,727 in net cash from our financing activities during the six months ended June 30, 2006. The exercise of stock options by some of our employees provided approximately $1.2 million, and we utilized our $6 million bank line of credit to obtain another $5,659,608 in cash. We made $1,861,044 in scheduled payments on long term debt and paid dividends of $1,512,976 during the period.
Borrowings Outstanding
As of June 30, 2006 we had borrowings outstanding aggregating $26,649,106 that consisted of term loans, a bank line of credit and bonds payable. Subsequent to June 30, 2006, we borrowed an additional $15.8 million through the issuance of bonds payable (see “Recent Developments”).
We have a line of credit and term loan agreement with a bank in Grand Cayman. As of June 30, 2006 $10,714,286 was outstanding under the term loan portion of this agreement. This term loan is repayable in quarterly installments of $714,286 plus interest through 2010 and bears interest at LIBOR plus a margin (based upon our debt to equity ratio) of from 1.5% to 3.0%. A line of credit of up to $2,000,000 is allowed under the term agreement, and in June 2006 the bank increased the amount of allowable on the line of credit to $6,000,000 through August 14, 2006. At June 30, 2006 our line of credit balance was $5,659,608 and such loan bore interest at the rate of 10.25%. Substantially all assets of our Company are pledged as collateral under this loan agreement. Dividend payments under this agreement are limited to our “Cash Flow,” which is defined under the agreement on a fiscal year basis as consolidated net income plus non-cash charges less capital expenditures and scheduled debt repayment. The agreement also limits capital expenditures to $2 million annually and further indebtedness unless approval is obtained in advance from the bank. This loan agreement also has financial covenants pursuant to which we must maintain a term loan to EBITDA ratio of not more than 2.5 to 1, a debt service coverage ratio of at least 1.25 to 1, and a total debt to EBITDA ratio of no more than 4 to 1.

Our subsidiary, Waterfields Company Limited (“Waterfields”), has term loans outstanding from a bank in the Bahamas which totaled $275,212 at June 30, 2006. These term loans are repayable in quarterly installments through 2007 and are collateralized by the assets of Waterfields. The term loan agreements limit the payment of dividends by Waterfields to its shareholders to available cash flow as defined under the agreement. The term loans agreement also requires Waterfields to maintain a debt to equity ratio of not more than 0.6 to 1. Waterfields was not in compliance with this financial covenant as of June 30, 2006 and accordingly, we have classified the balance of the term loans as current in the accompanying June 30, 2006 balance sheet. We are in the process of negotiating with the bank to amend this financial covenant and we anticipate we will be in compliance with the amended covenant for the quarter ending September 30, 2006.
In 2005, the Government of the Commonwealth of The Bahamas accepted the bid of the Company and Waterfields to build the Blue Hills plant, temporarily expand Waterfields’ existing Windsor plant and to provide engineering services and equipment to reduce the amount of water that is lost throughout the Government’s pipeline distribution system on New Providence. To finance a portion of this project, on July 1, 2005 Waterfields sold $10,000,000 Series A bonds solely to Bahamian citizens and permanent resident investors in the Bahamas. The bonds mature on June 30, 2015 and accrue interest at the annual fixed rate of 7.5% of the outstanding principal amount. Interest is payable quarterly. Waterfields has the option to redeem the bonds in whole or in part without penalty commencing after June 30, 2008. The Company has issued a Guarantee of Waterfields’ obligations to pay all principal and accrued interest due to the Waterfields Series A bondholders if and when there is an “event of default,” as defined in the Guarantee. If the Company pays any amounts to the bondholders pursuant to the provisions of the Guarantee, the Company will be subrogated to all rights of the bondholders in respect of any such payments. The Guarantee is a general unsecured obligation of the Company junior to any secured creditor.
Material Commitments, Expenditures and Contingencies
As of June 30, 2006 construction-in-progress relating to our Blue Hills plant amounted to approximately $24.2 million. We expect to expend approximately $2.4 million during the quarter ending September 30, 2006 to complete this plant. We also anticipate spending an additional $800,000 on capital improvements for our Windsor operations during the quarter ending September 30, 2006
We have made a contingent offer of $1.5 million to purchase a building located adjacent to our Governors Harbor plant on Grand Cayman. We have the right to rescind this offer if we are unable to obtain a rezoning of the building for commercial use.
We estimate the cost to complete the expansion of the North Sound plant to be approximately $1.7 million and project these costs will be incurred through the first quarter of 2007.
The Company and Waterfields have two contracts, one for our Windsor plant and one for our Blue Hills plant, to supply water to the Water and Sewer Corporation of the Government of the Bahamas (“WSC”). Each of these contracts requires us to guarantee delivery of a minimum quantity of water per week. If we do not meet this minimum, we are required to pay to the WSC for the difference between the minimum and actual gallons delivered at a per gallon rate equal to the price per gallon that the WSC is currently paying us under the contract. The Blue Hills and Windsor contracts expire in 2025 and 2011, respectively and require us to deliver 28 million imperial gallons and 14 million imperial gallons, respectively, of water each week. We are required to provide WSC with performance and operating guarantees, in the form of bank-issued performance bonds, to secure any payments we may be required to make under minimum delivery requirements of these contracts. At June 30, 2006 a $2 million performance bond is outstanding for the Windsor plant, a $3 million construction bond is outstanding for the Blue Hills plant and we expect to arrange the issuance a $4 million performance bond for the Blue Hills plant sometime during the quarter ending September 30, 2006.
Our affiliate, OCBVI, is constructing a 500,000 Imperial gallon per day seawater desalination plant in Tortola, British Virgin Islands which is expected to cost approximately $7.0 million and be operational during the third quarter of 2006. In May 2005, we entered into a loan agreement with OCVBI, pursuant to which we agreed to loan OCBVI up to $3.0 million. Principal on this loan is due and payable on June 1, 2007 and interest accrues at LIBOR plus 3.5% and is payable quarterly on amounts drawn down commencing July 2005. The loan can be repaid at any time without penalty and is subordinated to existing bank indebtedness. The balance outstanding on this loan receivable at June 30, 2006 was $1,600,000.
In July 2005, we entered into an Engineering & Consulting Agreement with Industrial Services, Inc. (“ISI”) and the sole shareholder of ISI, Scott Shumway, pursuant to which both will provide certain industrial project design, engineering and management services as requested. Mr. Shumway has unconditionally guaranteed the performance of ISI. The term of the agreement is approximately 17 months but we can terminate the agreement with 14 days notice in the event of the death or incapacity of the sole shareholder. The estimated total aggregate maximum payments over the term of the agreement are approximately $600,000.
Dividends
On January 31, 2006, we paid a dividend of $0.06 to shareholders of record on December 31, 2005.
On April 30, 2006, we paid a dividend of $0.06 to shareholders of record on March 31, 2006.
On July 31, 2006, we paid a dividend of $0.06 to shareholders of record on June 30, 2006.
We have consistently paid dividends to owners of our common and redeemable preferred shares since we began declaring dividends in 1985. Historically our board of directors has followed a policy, but not a binding obligation, that we will seek to maintain a dividend payout ratio in the range of 50% to 60% of net income, based on trailing earnings. As a result of the increasing capital requirements to support our growth, we expect to modify our dividend payout ratio, which is currently under review by our board of directors. Our payment of any future cash dividends, however, will depend upon our earnings, financial condition, capital demand and other factors, including conditions of our loan agreement that dividends be paid only from current cash flows.
Impact of Inflation
Under the terms of our Cayman Islands license and our water sales agreements in Belize, Bahamas, British Virgin Islands and Barbados, our water rates are automatically adjusted for inflation on an annual basis, subject to temporary exceptions. We, therefore, believe that the impact of inflation on our net income, measured in consistent dollars, will not be material.
Off Balance Sheet Arrangements
As of June 30, 2006 we had no off balance sheet arrangements with an entity unconsolidated with our Company.

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
Interest Rate Risk
As of June 30, 2006, we had $16,649,106 outstanding under lending agreements which bear interest at various lending rates such as LIBOR, Cayman Island’s Prime Rate or the Nassau Prime Lending Rate. We are subject to interest rate risk to the extent that any of these rates change. The interest rate on our Series A bonds is fixed at 7.5% annually.
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
Based on this evaluation the Chief Executive Officer and Chief Financial Officer conclude that the Company’s disclosure controls and procedures were effective and that the Company maintained effective control over financial reporting as of June 30, 2006.
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
The Certifying Officers also participated in an evaluation of any changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2006. That evaluation did not identify any changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Item 4.	Submission of Matters to a Vote of Security Holders
The Annual General Meeting of the Company’s shareholders was held on May 10, 2006. Of the 12,379,269 ordinary shares outstanding and 32,304 redeemable preference shares outstanding on the record date of March 31, 2006, a total of 8,722,004 ordinary and redeemable preference shares were present in person or by proxy. The ordinary shares and the redeemable preference shares are hereinafter collectively referred as the “Shares.” The following directors were re-elected effective May 10, 2006:

	Votes For	Votes Withheld
Wilmer Pergande	8,604,238	117,766
David W. Sasnett	8,546,109	175,895
Raymond Whittaker	8,556,637	165,367
The following directors were not up for reelection at the Annual General Meeting and their terms of office as directors continued after the meeting: William Andrews, J. Bruce Bugg, Jr., Brian E. Butler, Steven A. Carr, Carson K. Ebanks, Richard L. Finlay, Clarence B. Flowers, Jr., Jeffrey M. Parker and Frederick W. McTaggart.
The shareholders approved an amendment to Article 38.01 of the Company’s Amended and Restated Articles of Association to provide that the Audit Committee of the Board of Directors is responsible for the appointment, compensation, retention and oversight of the Company’s independent public accountants. Of the votes cast on this matter 8,444,938 Shares voted for the approval of the amendment, 202,713 Shares voted against the matter and 74,351 Shares abstained from voting on the matter.

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

Dated: August 9, 2006