Form 10-Q
period 2006-09-30
CONSOLIDATED WATER CO LTD
filed 2006-11-09
CIK 928340

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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
(345) 945-4277
(Registrant’s telephone number, including area code)
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
Yes ☐          No ☒
At October 29, 2006, 12,401,954 shares of the registrant’s ordinary shares, par value US$ 0.60 per share, were outstanding.

Note Regarding Exchange Rates.
Unless otherwise indicated, all references to “$” or “US $” are to United States dollars.
The exchange rate for conversion of Cayman Island dollars (CI$) into US $, as determined by the Cayman Islands Monetary Authority, has been fixed since April 1974 at US $1.20 per CI$1.00.
The exchange rate for conversion of Belize dollars (BZE$) into US $, as determined by the Central Bank of Belize, has been fixed since 1976 at US $ 0.50 per BZE$1.00.
The exchange rate for conversion of Bahamian dollars (BAH$) into US $, as determined by the Central Bank of The Bahamas, has been fixed since 1973 at US $1.00 per BAH$1.00.
The exchange rate for conversation of Barbados dollars (BDS$) into US $, as determined by the Central Bank of Barbados has been fixed since 1975 at US $ 0.50 per BDS$1.00.
The official currency of the British Virgin Islands’ is the United States dollar.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED WATER CO. LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2006	2005
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$7,313,560	$11,955,589
Accounts receivable, net	9,010,283	5,659,975
Inventory	2,961,770	2,032,209
Prepaid expenses and other current assets	1,645,475	858,870
Current portion of loans receivable	730,495	669,855

Total current assets	21,661,583	21,176,498

Loans receivable	3,485,507	2,436,702
Property, plant and equipment, net	59,861,773	32,667,615
Construction in progress, including interest of $375,000 at December 31, 2005	2,123,255	12,172,402
Investment in affiliate	11,968,236	11,317,731
Intangible assets	3,867,724	4,491,501
Goodwill	3,568,374	3,568,374
Other assets	2,697,054	534,368

Total assets	$109,233,506	$88,365,191

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Dividends payable	$866,199	$828,709
Accounts payable and other current liabilities	6,210,459	3,939,538
Current portion of long term debt	3,913,248	3,472,330

Total current liabilities	10,989,906	8,240,577

Long term debt	30,567,712	19,378,212
Security deposits and other liabilities	474,686	349,628
Minority interest in Consolidated Water (Bahamas) Ltd.	1,541,521	833,695

Total liabilities	43,573,825	28,802,112

Stockholders’ equity
Redeemable preference shares, par value $0.60 per share. Authorized: 200,000 shares; Issued and outstanding: 24,971 shares at September 30, 2006 and 32,304 shares at December 31, 2005	14,983	19,382
Ordinary shares, par value $0.60 per share. Authorized:
19,680,000 shares; Issued and outstanding: 12,395,653 shares at September 30, 2006 and 12,181,778 shares at December 31, 2005	7,437,392	7,309,066
Class B ordinary shares, par value $0.60 per share. Authorized: 120,000 shares	—	—
Additional paid-in capital	36,754,114	35,367,037
Retained earnings	21,453,192	16,867,594

Total stockholders’ equity	65,659,681	59,563,079

Total liabilities and stockholders’ equity	$109,233,506	$88,365,191

The accompanying information and notes are an integral part of these condensed consolidated financial statements.

CONSOLIDATED WATER CO. LTD.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Retail water sales	$4,135,562	$3,005,984	$14,053,539	$9,549,318
Bulk water sales	5,128,396	2,869,852	13,193,179	8,435,746
Services revenue	746,407	328,550	1,634,187	829,676

Total revenues	10,010,365	6,204,386	28,880,905	18,814,740

Retail cost of sales	1,448,270	1,329,128	5,024,372	3,881,939
Bulk cost of sales	4,346,148	2,448,101	10,196,103	7,023,888
Services cost of sales	407,125	224,743	668,773	526,409

Total cost of sales	6,201,543	4,001,972	15,889,248	11,432,236

Gross profit	3,808,822	2,202,414	12,991,657	7,382,504

General and administrative expenses	2,323,258	1,479,414	6,620,425	4,412,635

Income from operations	1,485,564	723,000	6,371,232	2,969,869

Other income (expense):
Interest income	46,908	42,605	143,472	78,840
Interest expense	(732,832)	(214,736)	(1,177,407)	(661,216)
Other income	143,522	121,232	474,351	422,081
Equity in earnings of affiliate	303,878	337,248	1,035,431	1,055,186

Other income (expense), net	(238,524)	286,349	475,847	894,891

Net income	$1,247,040	$1,009,349	$6,847,079	$3,864,760

Basic earnings per ordinary share	$0.10	$0.09	$0.55	$0.33

Diluted earnings per ordinary share	$0.10	$0.08	$0.54	$0.32

Dividends declared per ordinary share	$0.06	$0.06	$0.18	$0.18

Weighted average number of ordinary shares used in the determination of:

Basic earnings per share	12,394,582	11,754,530	12,387,980	11,678,398

Diluted earnings per share	12,656,717	12,141,924	12,702,452	12,082,027

The accompanying information and notes are an integral part of these condensed consolidated financial statements.

CONSOLIDATED WATER CO. LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	September 30,
	2006	2005

Net cash flows provided by operating activities	$6,270,345	$6,362,132

Cash flows provided by (used in) investing activities

Purchase of property, plant and equipment	(2,322,893)	(3,594,627)
Construction in progress	(20,363,885)	(6,997,106)
Distribution of income from affiliate	757,320	1,136,250
Proceeds from sale of minority interest in subsidiary	672,136	—
Loan to affiliate	(800,000)	(800,000)
Collections of loans receivable	587,555	684,079

Net cash used in investing activities	(21,469,767)	(9,571,404)

Cash flows provided by (used in) financing activities

Dividends paid	(2,261,482)	(2,042,781)
Net proceeds from issuance of 5.95% bonds	14,790,180	—
Proceeds from issuance of redeemable preference shares	18,191	12,213
Proceeds from exercises of stock options	1,195,707	1,311,598
Borrowings under line of credit	5,659,608	—
Line of credit repayment	(5,659,608)	—
Net proceeds from issuance of Series A bonds	—	9,788,491
Principal repayments of long term debt	(3,185,203)	(2,682,593)

Net cash provided by financing activities	10,557,393	6,386,928

Net increase (decrease) in cash and cash equivalents	(4,642,029)	3,177,656

Cash and cash equivalents at beginning of period	11,955,589	9,216,908

Cash and cash equivalents at end of period	$7,313,560	$12,394,564

Interest paid in cash	$1,110,420	$775,079

Interest received in cash	$80,051	$79,854

Non-cash investing and financing activities

Note received for plant facility sold	$897,000	$—
Issuance of 2,135 and 4,682, respectively, ordinary shares for services rendered	39,044	145,040
Issuance of 3,587 redeemable preference shares for services rendered	130,078	—
Conversion of 12,244 and 4,182 shares, in 2006 and 2005, respectively, of redeemable preference shares to ordinary shares	7,346	2,509
The accompanying information and notes are an integral part of these condensed consolidated financial statements.

CONSOLIDATED WATER CO. LTD.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1. Basis of Presentation
The accompanying condensed consolidated financial statements of Consolidated Water Co. Ltd. (the “Company”) include the accounts of the Company’s wholly-owned subsidiaries Aquilex, Inc. (located in Florida), Cayman Water Company Limited, Consolidated Water (Belize) Limited, Ocean Conversion (Cayman) Limited, DesalCo Limited (located in Grand Cayman), DesalCo (Barbados) Ltd., and the Company’s majority owned subsidiary Consolidated Water (Bahamas) Ltd. The Company’s investment in its affiliate, Ocean Conversion (BVI) Ltd. (“OC-BVI”), is accounted for using the equity method of accounting. All intercompany balances and transactions have been eliminated in consolidation.
The accompanying condensed consolidated balance sheet as of September 30, 2006, condensed consolidated statements of income for the three months and nine months ended September 30, 2006 and 2005, and condensed consolidated statements of cash flows for the nine months ended September 30, 2006 and 2005 are unaudited. These condensed consolidated financial statements reflect all adjustments (which are of a normal recurring nature) that, in the opinion of management, are necessary to present fairly the Company’s financial position, results of operations and cash flows as of and for the periods presented. The results of operations for these interim periods are not necessarily indicative of the operating results for future periods, including the fiscal year ending December 31, 2006.
These condensed consolidated financial statements and notes are presented in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) relating to interim financial statements and in conformity with accounting principles generally accepted in the United States of America and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
Certain amounts previously presented in the financial statements for prior periods have been reclassified to conform to the current period’s presentation.
2. Stock Based Compensation
Prior to January 1, 2006, the Company accounted for its stock-based compensation under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations (“APB 25”). Under APB 25, no stock-based compensation cost was reflected in net income for grants of stock by the Company prior to fiscal year 2006 as the exercise prices for stock options granted by the Company were equal to or greater than the market values of the underlying ordinary shares on the dates of the grants.
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

CONSOLIDATED WATER CO. LTD.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
2. Stock Based Compensation (continued)
Stock-based compensation for the three and nine months ended September 30, 2006 totaled $137,880 and $276,724, respectively, and is included in general and administrative expenses in the condensed consolidated statements of income.
The following table illustrates the effect on net income and earnings per share of the Company had the Company applied the fair value recognition provisions of SFAS No. 123(R) for the three and nine months ended September 30, 2005:

	Three Months	Nine Months
	Ended	Ended
	September 30, 2005	September 30, 2005

Net income, as reported	$1,009,349	$3,864,760

Add: Stock based compensation expense included in reported net income	58,683	195,477
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(103,178)	(259,598)

Pro forma net income	$964,854	$3,800,639

Earnings per share
Basic — as reported	$0.09	$0.33

Basic — pro forma	$0.08	$0.32

Diluted — as reported	$0.08	$0.32

Diluted — pro forma	$0.08	$0.31

The Company has various stock compensation plans that form part of employees’ remuneration.
Employee Share Incentive Plan (Redeemable Preference Shares) — The Company awards redeemable preference shares for no consideration under this plan as part of compensation for certain eligible employees, excluding directors and certain officers, that require future services as a condition to the delivery of ordinary shares. In addition, options are granted to purchase redeemable preference shares at a fixed price (“redeemable preference share options”), determined annually, which will typically represent a discount to the market value of the ordinary shares. The redeemable preference shares are convertible to ordinary shares. Under the plan, the conversion is conditional on the grantee’s satisfying requirements outlined in the award agreements. Redeemable preference shares are only redeemable with the Company’s approval.
Employee Share Option Plan (Ordinary Share Options) — In 2001, the Company introduced an employee stock option plan for certain long-serving employees of the Company that are also participants in the Employee Share Incentive Plan. Under the plan, these employees are granted in each calendar year, as long as the employee is a participant in the Employee Share Incentive Plan, options to purchase ordinary shares. The price at which the option may be exercised will be the closing market price on the Nasdaq Global Select Market on the grant date, which is the 90 th day after the date of the auditor’s opinion on the financial statements for the relevant year. The number of options each employee is granted is equal to five times the sum of (i) the number of redeemable preference shares which that employee receives for no consideration and (ii) the number of redeemable preference share options which that employee exercises in that given

CONSOLIDATED WATER CO. LTD.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
2. Stock Based Compensation (continued)
year. Options may be exercised during the period commencing on the fourth anniversary of the grant date and ending on the thirtieth day after the fourth anniversary of the grant date.
Non-Executive Directors’ Share Plan — In 1999, the Company introduced a stock grant plan, which forms part of directors’ remuneration. Under the plan, directors receive a combination of cash and ordinary shares as remuneration for their participation in Board meetings. All non- employee directors are eligible for grants under the plan. The number of shares granted is calculated with reference to a strike price that is set on October 1 of the year preceding the grant.
Directors and Senior Management Stock Compensation — Effective January 1, 2004, the option plan for senior management was amended as part of renegotiations of employee contracts. The amended contracts terminated the stock option plans applicable to directors and senior management effective January 1, 2004.
The Company measures the compensation cost associated with share-based payments by estimating the fair value of stock options as of the grant date using the Black-Scholes option pricing model. The Company believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of the Company’s granted and unvested options for the three and nine months ended September 30, 2006.
Stock options generally vest immediately upon grant or up to four years from the date of grant, depending on the plan. The exercise price of the options granted under stock-based compensation meeting the criteria of SFAS No.123(R) equaled or exceeded the market value of the ordinary shares at the date of the grant.
SFAS No. 123(R) requires that tax benefits for tax deduction in excess of the compensation expense be recorded on the condensed consolidated statement of income and be classified as financing cash flows under the condensed consolidated statement of cash flows. The Company is a Cayman Islands corporation not subject to United States of America corporate taxes, and accordingly no tax benefit has been recognized.
A summary of stock option activity under the Company’s SFAS No. 123(R) share-based compensation plans for the nine months ended September 30, 2006 is presented in the following table:

			Weighted Average
			Remaining
		Weighted Average	Contractual Life	Aggregate Intrinsic
	Options	Exercise Price	(Years)	Value(1)
Outstanding at beginning of year	600,650	$8.63
Granted	6,742	19.20
Exercised	(200,820)	6.04
Forfeited	(25,513)	7.91

Outstanding at September 30, 2006	381,059	$10.22	1.31 years	$5,467,594

Exercisable at September 30, 2006	331,504	$10.03	0.45 years	$4,821,724

(1)	The intrinsic value of a stock option represents the amount by which the fair value of the underlying stock, measured by reference to the closing price of the ordinary shares of $24.57 in the Nasdaq Global Select Market on September 30, 2006, exceeds the exercise price of the option.
At September 30, 2006, 49,555 non-vested options were outstanding with a weighted average exercise price of $11.54 and an average remaining contractual life of 2.39 years. The total remaining unrecognized compensation costs related to unvested stock-based arrangements was $348,438 at September 30, 2006 and is expected to be recognized over a weighted average period of 2.39 years.

CONSOLIDATED WATER CO. LTD.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
3. Segment Information
Under SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information”, management considers as separate business segments (i) the operations to supply water to retail customers, (ii) the operations to supply water to bulk customers, and (iii) the provision of engineering and management services. The Company’s results of operations and its identifiable assets by business segment are as follows for the three and nine months ended September 30, 2006 and 2005.
The following segment presentation of net income does not include the equity in earnings of the Company’s affiliate OC-BVI for the respective periods in net income. The equity in earnings of OC-BVI was $303,878 and $1,035,431 for the three and nine months ended September 30, 2006, respectively, and $337,248 and $1,055,186 for the three and nine months ended September 30, 2005, respectively.

	RETAIL		BULK		SERVICES		TOTAL
	2006	2005	2006	2005	2006	2005	2006	2005
For the Three Months Ended September 30,

Revenue	$4,135,562	$3,005,984	$5,128,396	$2,869,852	746,407	$328,550	$10,010,365	$6,204,386

Cost of Sales	1,448,270	1,329,128	4,346,148	2,448,101	407,125	224,743	6,201,543	4,001,972

Net Income	694,552	371,171	16,456	274,197	232,154	86,733	943,162	672,101

For the Nine Months Ended September 30,

Revenue	$14,053,539	$9,549,318	$13,193,179	$8,435,746	$1,634,187	$829,676	$28,880,905	$18,814,740

Cost of Sales	5,024,372	3,881,939	10,196,103	7,023,888	668,773	526,409	15,889,248	11,432,236

Net Income	3,481,256	1,655,267	1,841,759	876,849	488,633	277,458	5,811,648	2,809,574

As of September 30, 2006 and December 31, 2005

Property, plant and equipment, net	$20,799,462	$21,938,568	$36,429,552	$7,919,173	$2,632,759	$2,809,874	$59,861,773	$32,667,615

Construction in progress	880,318	166,924	1,045,073	12,005,478	197,864	—	2,123,255	12,172,402
4. Earnings Per Share
Basic earnings per ordinary share is calculated by dividing net income available to ordinary stockholders by the weighted average number of ordinary shares outstanding during the period. The computation of diluted earnings per share assumes the issuance of ordinary shares for all dilutive-potential ordinary shares outstanding during the reporting period. In addition, the dilutive effect of stock options is considered in diluted earnings per share calculations using the treasury stock method.
The following tables summarize information related to the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2006 and 2005.

CONSOLIDATED WATER CO. LTD.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
4. Earnings Per Share (continued)

	Three Months Ended
	September 30,
	2006	2005
Net income	$1,247,040	$1,009,349

Less:
Dividends declared and earnings attributable to redeemable preference shares	(4,367)	(1,909)

Net income available to holders of ordinary shares in the determination of basic and diluted earnings per share	$1,242,673	$1,007,440

Weighted average number of ordinary shares used in the determination of basic earnings per ordinary share	12,394,582	11,754,530
Plus:
Weighted average number of redeemable preference shares outstanding during the period	25,970	26,529

Potential dilutive effect of unexercised options	236,165	360,865

Weighted average number of ordinary shares used in the determination of diluted earnings per ordinary share	12,656,717	12,141,924

	Nine Months Ended
	September 30,
	2006	2005
Net income	$6,847,079	$3,864,760

Less:
Dividends declared and earnings attributable to redeemable preference shares	(5,091)	(6,132)

Net income available to holders of ordinary shares in the determination of basic and diluted earnings per share	$6,841,988	$3,858,628

Weighted average number of ordinary shares used in the determination of basic earnings per ordinary share	12,387,980	11,678,398
Plus:
Weighted average number of redeemable preference shares outstanding during the period	29,692	25,640

Potential dilutive effect of unexercised options	284,780	377,989

Weighted average number of ordinary shares used in the determination of diluted earnings per ordinary share	12,702,452	12,082,027

CONSOLIDATED WATER CO. LTD.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
5. Issuance of Bonds Payable
In August 2006 the Company issued $15,771,997 principal amount secured fixed rate bonds in a private offering and received net proceeds (excluding issuance costs and after the offering discount) of $14,790,180. These bonds bear interest at a rate of 5.95%, are repayable in quarterly installments of $526,010 and are secured through an inter-creditor agreement with the Company’s Grand Cayman bank by substantially all of the Company’s assets. The Company has the right to redeem the bonds in full at any time after August 4, 2009 at a premium of 1.5% of the outstanding principal and accrued interest on the bonds on the date of redemption.
The Company’s obligations under the bonds are secured by fixed and floating charges (i) on all of the Company’s assets, including an equitable charge of all of the shares of Cayman Water Company Limited, a wholly-owned subsidiary of the Company, and (ii) on all of Cayman Water Company Limited’s assets including its real estate. Cayman Water Company Limited has also guaranteed the Company’s payment obligations under the bonds. All these charges rank pari passu (equally) with earlier charges granted to Scotiabank & Trust (Cayman) Ltd to secure financial facilities to the Company.
The trust deed for these bonds restricts the Company’s ability to enter into new borrowing agreements or any new guarantees without prior approval of the trustee and limits the Company’s capital expenditures, with the exception of capital expenditures to be incurred on certain defined projects, to $2 million annually without prior approval by the trustee. The trust deed also contains financial covenants that require the Company to maintain a debt service coverage ratio of not less than 1.25 to 1, a ratio of long term debt to EBITDA (earnings before interest, taxes, depreciation and amortization) for the 12 months preceding the ratio calculation date not greater than 2.5 to 1 and a ratio of long term debt to equity equal to or less than 1.5 to 1. At September 30, 2006, the Company was in compliance with the trust deed.
6. Related Party Transaction
On May 25, 2005, the Company entered into a loan agreement with its affiliate, OC-BVI, pursuant to which the Company has agreed to lend OC-BVI up to $3.0 million for the design and construction of a 500,000 imperial gallon per day seawater desalination plant in Tortola, British Virgin Islands. The loan principal is due and payable on June 1, 2007 and interest accrues at LIBOR plus 3.5% and is payable quarterly on amounts drawn down commencing July 2005. The loan can be repaid at any time without penalty and is subordinated to existing bank indebtedness. On May 25, 2005, OC-BVI issued a promissory note under this agreement for $800,000 and on March 30, 2006, it issued an additional $800,000 promissory note under this agreement. The total loan receivable from OC-BVI at September 30, 2006 was $1,600,000 .
7. Impact of Recent Accounting Pronouncements
In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”), to address the diversity in practice in quantifying financial statement misstatements. SAB 108 requires that the Company quantify misstatements based on their impact on each of the financial statements and related disclosures. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2006, allowing a one-time transitional cumulative effect adjustment to retained earnings as of January 1, 2006 for errors that were not previously deemed material, but are material under the guidance in SAB 108. The Company is evaluating the impact SAB 108 will have on its financial statements.
In September 2006, the FASB issued SFAS 157 Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact SFAS 157 will have on its financial statements.

CONSOLIDATED WATER CO. LTD.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
7. Impact of Recent Accounting Pronouncements (continued)
In June 2006, the FASB issued FASB Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes,” an interpretation of SFAS No. 109, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for years beginning after December 15, 2006. The adoption of FIN 48 is not expected to have an effect on the Company’s financial statements.
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
In November 2005, FASB Staff Position (FSP) 115-1 “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” was issued. FSP 115-1 addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. FSP 115-1 also includes accounting considerations subsequent to the recognition of other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. FSP 115-1 applies to investments in debt and equity securities and cost-method investments. The guidance in FSP 115-1 amends SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and APB Opinion No.18, “The Equity Method of Accounting for Investments in Common Stock”. The provisions of FSP 115-1 were effective for the Company beginning on January 1, 2006. The application of this standard did not have a material effect on the Company’s financial statements.
In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment.” SFAS No. 123R is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation,” supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and amends SFAS No. 95, “Statement of Cash Flows.” SFAS No. 123R eliminates the alternative to use the intrinsic value method of accounting that was provided in SFAS No. 123, which generally resulted in no compensation expense recorded in the financial statements related to the issuance of equity awards to employees. The statement also requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. SFAS 123R establishes fair value as the measurement objective in accounting for share-based payment arrangements and generally requires all companies to apply a fair-value-based measurement method in accounting for share-based payment transactions with employees. In March 2005, the SEC issued Staff Accounting Bulletin 107 which describes the SEC staff’s expectations in determining the assumptions that underlie the fair value estimates and discusses the interaction of SFAS No. 123R with existing guidance. The Company has adopted SFAS No. 123R effective January 1, 2006, using a modified version of prospective application in accordance with the Statement. This application requires the Company to record compensation expense for all awards granted after the adoption date and for the unvested portion of awards that are outstanding at the date of adoption. The application of this standard did not have a material effect on the Company’s financial statements.

CONSOLIDATED WATER CO. LTD.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
8. Recent Developments
Baughers Bay Contract Dispute
On October 2, 2006, the Company was notified by Ocean Conversion (BVI) Ltd., the Company’s affiliate in the British Virgin Islands (“OC-BVI”), that the Ministry of Communications and Works of the Government of the British Virgin Islands (the “Ministry”) had asserted a purported right of ownership of OC-BVI’s desalination plant in Baughers Bay, Tortola pursuant to the terms of a Water Supply Agreement dated May 1990 (the “1990 Agreement”) and had invited OC-BVI to submit a proposal for its continued involvement in the production of water at the Baughers Bay plant in light of the Ministry’s planned assumption of ownership.
Under the terms of the 1990 Agreement, upon the expiration of the initial seven year term in May 1999, the agreement would automatically be extended for another seven year term unless the Ministry provided notice, at least eight months prior to such expiration, of its decision to purchase the plant from OC-BVI for approximately $1.42 million.
In correspondence between the parties from late 1998 through early 2000, the Ministry indicated that the government was prepared to exercise the option to purchase the plant but would be amenable to negotiating a new water supply agreement, and that it considered the 1990 Agreement to be in force on a monthly basis until negotiations between the government and OC-BVI were concluded. There have been occasional discussions between the parties since 2000 without resolution of the matter. OC-BVI has continued to supply water to the Ministry and has expended approximately $4.7 million to significantly expand the production capacity of the plant beyond that contemplated in the 1990 Agreement.
OC-BVI has informed the Company that it and the Ministry have been and continue to be involved in amicable discussions concerning a new contract for the Baughers Bay plant. OC-BVI has indicated to the Ministry that it will submit a proposal to continue to supply water from the Baughers Bay plant and has indicated to the Company that it believes that the matter will be resolved to the satisfaction of both parties.
The Ministry is OC-BVI’s sole customer and substantially all of OC-BVI’s revenue is generated from its operations at the Baughers Bay plant. At September 30, 2006, the net book value of the Baughers Bay plant as reflected on OC-BVI’s balance sheet was approximately $2.6 million. For the year ended December 31, 2005 and the nine months ended September 30, 2006, the Company recognized approximately $1.4 million and $1.0 million, respectively, in income from its equity investment in the earnings of OC-BVI. For those same periods, the Company also recognized approximately $680,000 and $200,365, respectively, in revenue from its management services agreement with OC-BVI. As of September 30, 2006, loans to, and equity investment in, OC-BVI by the Company equaled approximately $13.6 million and the recorded value of the OC-BVI management services agreement, which is reflected as an intangible asset on the Company’s balance sheet, was approximately $856,000.
If the Ministry’s right of ownership under the 1990 Agreement is found to be enforceable, OC-BVI may be forced to accept a water supply arrangement with the Ministry on less favorable terms, and if the government exercises its purported right, OC-BVI could lose ownership of the Baughers Bay plant. In either case, the value of the Company’s OC-BVI-related assets would decline, and the Company could be required to record impairment charges to reduce the carrying values of these assets. Such impairment charges would reduce the Company’s earnings and could have a significant adverse impact on its results of operations and financial condition. The Company is not presently able to determine what impact, if any, the resolution of this matter will have on its financial condition or results of operations.
Tynes Bay, Bermuda Project
In October 2006 the Government of Bermuda accepted the Company’s bid to design, build and operate a desalination plant at Tynes Bay on the northern coast of Bermuda.

CONSOLIDATED WATER CO. LTD.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
8. Recent Developments (continued)
The project includes the desalination plant which will have a production capacity of a 600,000 US gallon per day, a standby electrical power plant and 1.27 miles of main water delivery pipelines. The plant design provides for a future increase in production capacity to 1.2 million US gallons per day. The Company expects to negotiate and finalize a definitive contract with the Government of Bermuda, pursuant to which its recently formed affiliate, Consolidated Water (Bermuda) Limited (“CW-Bermuda”) will construct and operate the plant. Under the expected terms of the contract, CW-Bermuda will be required to complete construction and commission the plant and pipeline within 12 months of entering into the definitive contact and will operate the plant for at least 12 months after commissioning. The Company intends to loan CW-Bermuda the necessary funds to complete construction of the project and will enter into a management agreement with CW-Bermuda to oversee construction and operation of the plant.
CW-Bahamas Credit Facility Refinancing
On October 5, 2006, Consolidated Water (Bahamas) Ltd. (formerly Waterfields Company Limited, (“CW-Bahamas)), entered into a new $5.6 million credit facility with Royal Bank of Canada, replacing its previous $5.4 million credit facility with the lender. This financing remediated the violation of the financial covenant in our previous facility with the Royal Bank of Canada by establishing a new covenant for the total liabilities to tangible net worth financial ratio.
The new credit facility consists of (i) a BAH$500,000 revolving working capital loan (the “Working Capital Revolver”); (ii) term loans of US$38,062 (“Term Loan A”) and BAH$127,276 (“Term Loan B,” together with Term Loan A, the “Term Loans”) and (iii) bank guarantees (the “Guarantees” ) totaling BAH$4.98 million. The obligations under the credit facility are secured by the assets CW-Bahamas. Borrowings under the Working Capital Revolver accrue interest at the Nassau Prime rate plus 1.50% per annum; borrowings under Term Loan A and Term Loan B accrue interest at the 90 day LIBOR rate plus 1.75% per annum and the Nassau Prime rate plus 1.50% per annum, respectively; and fees for the Guarantees equal 1.0% of the guarantee amounts, subject to annual renegotiation. Outstanding borrowings under the credit facility include the US$38,062 Term Loan A, the BAH$127,276 Term Loan B and approximately BAH$4.88 million under the Guarantees. No amounts are outstanding under the Working Capital Revolver.
The new credit facility contains certain covenants applicable to CW-Bahamas, including restrictions on additional debt, guarantees and sale of assets. The credit facility limits the payment of dividends by CW-Bahamas to available cash flow (as defined in the governing loan agreement). The credit facility also requires CW-Bahamas to maintain a ratio of total liabilities to tangible net worth (each as defined in the loan agreement) of not greater than 2:1. At September 30, 2006, CW-Bahamas was in compliance with the financial covenants under the credit facility.
All obligations under the new credit facility are repayable on demand by the Lender. Until demand is made, CW-Bahamas Ltd is required to repay any borrowings under the Term Loans in quarterly payments based on a ten year amortization schedule. The Guarantees expire annually or upon certain events as set forth in the loan agreement.
Planned Registered Offering
On October 12, 2006, the Company filed a registration statement on Form F-3 with the SEC in connection with a planned public offering of 1,500,000 ordinary shares. The Company expects to grant the underwriters a 30-day over-allotment option to purchase up to an additional 225,000 shares in connection with this offering. The Company intends to use the net proceeds from the offering to repay outstanding debt, fund capital expenditures and for general corporate purposes. The registration statement has not become effective. Shares may be sold, and offers to buy may be accepted, only upon the registration statement becoming effective and only by means of a prospectus.

CONSOLIDATED WATER CO. LTD.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Sandy Lane Agreement Non-renewal
On October 20, 2006 the Company was advised by its customer in Barbados, Sandy Lane Properties Ltd., that it did not intend to renew its current operations agreement with the Company’s subsidiary, DesalCo (Barbados) Ltd. (“DesalCo-Barbados”). As a result such agreement will terminate on January 20, 2007. However DesalCo-Barbados will continue to operate the Sandy Lane desalination plant until April 20, 2007, on the same terms and conditions as the current operations agreement, The Company recognized $106,150 and $327,386 in revenues from this agreement for the three and nine months ended September 30, 2006, respectively. The intangible asset associated with this operations agreement was fully amortized as of January 2006.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements, including but not limited to, statements regarding our future revenues, future plans, objectives, expectations and events, assumptions and estimates. Forward-looking statements can be identified by use of the words or phrases “will”, “will likely result”, “are expected to”, “will continue”, “estimate”, “project”, “potential”, “believe”, “plan”, “anticipate”, “expect”, “intend”, or similar expressions and variations of such words. Statements that are not historical facts are based on our current expectations, beliefs, assumptions, estimates, forecasts and projections for our business and the industry and markets related to our business. The statements contained in this report are not guarantees of future performance and involve certain risks, uncertainties and assumptions which are difficult to predict. Actual outcomes and results may differ materially from what is expressed in such forward-looking statements. Important factors which may affect these actual outcomes and results include, without limitation, tourism and weather conditions in the areas we service, scheduled new construction within our operating areas, the economies of the U.S. and the areas we service, regulatory matters, availability of capital to repay debt and for expansion of our operations, and other factors, including those set forth under Part I, Item 1A. “Risk Factors” in this Quarterly Report.
The forward-looking statements in this Quarterly Report speak as of its date. We expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained in this Quarterly Report to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any forward-looking statement is based, except as may be required by law.
Business Overview
We develop and operate seawater desalination plants and water distribution systems in areas where naturally occurring supplies of potable water are scarce or nonexistent. Through our subsidiaries and affiliate, we operate 13 reverse osmosis desalination plants and service our customers in the Cayman Islands, Belize, Barbados, the British Virgin Islands and The Bahamas.
We seek to provide water services in areas where the supply of potable water is scarce and we believe production of potable water by reverse osmosis desalination is, or will be, profitable. We have focused on the Caribbean basin and adjacent areas as our principal market because these areas tend to have (i) little or no naturally occurring fresh water; (ii) limited regulations and taxes allowing for higher returns; (iii) a large proportion of tourist properties, which historically have generated higher volume sales than residential properties; and (iv) growing populations and tourism levels.
While our business is currently focused primarily within the Caribbean basin and adjacent areas, we believe that our potential market includes any location where there is a demand for, and a limited supply of, potable water. The desalination of seawater is the most widely used process for producing fresh water in areas with an insufficient natural supply. In addition, in many locations, desalination is the only commercially viable means to expand the existing water supply. We believe that our experience in the development and operation of reverse osmosis desalination plants provides us with a competitive advantage to successfully expand our operations.
Recent Developments
Baughers Bay Contract Dispute
In October 2006, we were notified by Ocean Conversion (BVI) Ltd. (“OC-BVI”) that the Ministry of Communications and Works of the Government of the British Virgin Islands (the “Ministry”) had asserted a purported right of ownership of OC-BVI’s desalination plant in Baughers Bay, Tortola pursuant to the terms of a Water Supply Agreement dated May 1990 (the “1990 Agreement”) and had invited OC-BVI to submit a proposal for its continued involvement in the production of water at the Baughers Bay plant in light of the Ministry’s planned assumption of ownership.
Under the terms of the 1990 Agreement, upon the expiration of the initial seven year term in May 1999, the agreement would automatically be extended for another seven year term unless the Ministry provided notice, at least eight months prior to such expiration, of its decision to purchase the plant from OC-BVI for approximately $1.42 million.
In correspondence between the parties from late 1998 through early 2000, the Ministry indicated that the government was prepared to exercise the option to purchase the plant but would be amenable to negotiating a new water supply agreement, and that it considered the 1990 Agreement to be in force on a monthly basis until negotiations between the government and OC-BVI were concluded. There have been occasional discussions between the parties since 2000 without resolution of the matter. OC-BVI has continued to supply water to the Ministry and has expended approximately $4.7 million to significantly expand the production capacity of the plant beyond that contemplated in the 1990 Agreement.
OC-BVI has informed us that it and the Ministry have been and continue to be involved in amicable discussions concerning a new contract for the Baughers Bay plant. OC-BVI has indicated to the Ministry that it will submit a proposal to continue to supply water from the Baughers Bay plant and has indicated to us that it believes that the matter will be resolved to the satisfaction of both parties.
The Ministry is OC-BVI’s sole customer and substantially all of OC-BVI’s revenue is generated from its operations at the Baughers Bay plant. At September 30, 2006, the net book value of the Baughers Bay plant as reflected on OC-BVI’s balance sheet was approximately $2.6 million. For the year ended December 31, 2005 and the nine months ended September 30, 2006, we recognized approximately $1.4 million and $1.0 million, respectively, in income from its equity investment in the earnings of OC-BVI. For those same periods, the Company also recognized approximately $680,000 and $200,365, respectively, in revenue from its management services agreement with OC-BVI. As of September 30, 2006, loans to, and equity investment in, OC-BVI by us equaled approximately $13.6 million and the recorded value of the OC-BVI management services agreement, which is reflected as an intangible asset on our balance sheet, was approximately $856,000.
If the Ministry’s right of ownership under the 1990 Agreement is found to be enforceable, OC-BVI may be forced to accept a water supply arrangement with the Ministry on less favorable terms, and if the government exercises its purported right, OC-BVI could lose ownership of the Baughers Bay plant. In either case, the value of our OC-BVI-related assets would decline, and we could be required to record impairment charges to reduce the carrying values of these assets. Such impairment charges would reduce the our earnings and could have a significant adverse impact on its results of operations and financial condition. We are not able to presently determine what impact, if any, the resolution of this matter will have on our results of operations or financial condition.
Tynes Bay, Bermuda Project
In October 2006, the Government of Bermuda accepted our bid to design, build and operate a desalination plant at Tynes Bay on the northern coast of Bermuda. The project includes the desalination plant which will have a production capacity of 600,000 US gallon per day, a standby electrical power plant and 1.27 miles of main water delivery pipelines. The plant design provides for a future increase in production capacity to 1.2 million US gallons per day. We expect to negotiate and finalize a definitive contract with the Government of Bermuda, pursuant to which our recently formed affiliate, Consolidated Water (Bermuda) Limited (“CW-Bermuda”) will construct and operate the plant. Under the expected terms of the contract, CW-Bermuda will be required to complete construction and commission the plant and pipeline within 12 months of entering into the definitive contact and will operate the plant for at least 12 months after commissioning. We intend to loan CW-Bermuda the necessary funds to complete construction of the project and will enter into a management agreement with CW-Bermuda to oversee construction and operation of the plant.

Sandy Lane Agreement Non-renewal
In October 2006, we were advised by Sandy Lane Properties Ltd., our customer in Barbados, that it did not intend to renew its current operations agreement with our subsidiary DesalCo (Barbados) Ltd. (“DesalCo-Barbados”). As a result, the agreement will terminate on January 20, 2007. However, DesalCo-Barbados will continue to operate the Sandy Lane desalination plant until April 20, 2007 on the same terms and conditions as those provided under the current operations agreement. The Company recognized $106,150 and $327,386 in revenues from this agreement for the three and nine months ended September 30, 2006, respectively. We fully amortized the intangible asset associated with this agreement as of January 2006.
CW-Bahamas Credit Facility Refinancing
In October 2006, Consolidated Water (Bahamas) Limited (formerly Waterfields Company Limited, “CW-Bahamas”) entered into a new $5.6 million credit facility with Royal Bank of Canada, replacing its previous $5.4 million credit facility with that lender. This financing remediated the violation of the financial covenant in our previous facility with the Royal Bank of Canada by establishing a new covenant for our total liabilities to tangible net worth financial ratio. See “Liquidity and Capital Resources” for further information regarding the new credit facility.
Planned Registered Offering
In October 2006, we filed a registration statement on Form F-3 with the Securities and Exchange Commission (“SEC”) in connection with a planned public underwritten offering of approximately 1,500,000 ordinary shares. We also expect to grant the underwriters a 30-day over-allotment option to purchase up to an additional 225,000 shares in connection with the offering. We intend to use the net proceeds from the offering to repay outstanding debt, fund capital expenditures and for general corporate purposes. The registration statement has not become effective. Shares may be sold, and offers to buy may be accepted, only upon the registration statement becoming effective and only by means of a prospectus.
Critical Accounting Policies
We have identified the accounting policies below as those policies critical to our business operations and the understanding of results of operations. The preparation of our condensed consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to trade accounts receivable, goodwill and other intangible assets and property, plant and equipment. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that may not be readily apparent from other sources. Actual results may differ from these estimates under different assumptions and conditions. We believe the following critical accounting policies are most important to the portrayal of our financial condition and results of operations and require management to make significant judgments and estimates in the preparation of our condensed consolidated financial statements.
Goodwill and other intangible assets: Goodwill represents the excess costs over fair value of the assets of an acquired business. Goodwill and intangible assets acquired in a business combination accounted for as a purchase and determined to have an indefinite useful life are not amortized, but are tested for impairment at least annually in accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 also requires that intangible assets with useful lives be amortized over their respective estimated useful lives, to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets”. We periodically evaluate the possible impairment of goodwill. Management identifies its reporting units and determines the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units. We determine the fair value of each reporting unit and compares it to the carrying amount of the reporting unit. To the extent the carrying amount of the reporting unit exceeds the fair value of the reporting unit we are required to perform the second step of the impairment test, as this is an indication that the reporting unit goodwill may be impaired. In this step, we compare the implied fair value of the reporting unit goodwill with the carrying amount of the reporting unit goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit to all the assets (recognized and unrecognized) and liabilities of the reporting unit in a manner similar to a purchase price allocation, in accordance with SFAS No. 141, “Business Combinations”. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. If the implied fair value is less than its carrying amount, the impairment loss is recorded. Our annual tests resulted in no goodwill impairment.
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
RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and accompanying notes included under Part I, Item 1 of this Quarterly Report, our consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for our fiscal year ended December 31, 2005 (2005 Form 10-K) and the information set forth under Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2005 Form 10-K.

Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005
Consolidated Results
Net income for the three months ended September 30, 2006 was $1,247,040 ($0.10 per share on a fully-diluted basis), up 24% from the $1,009,349 ($0.08 per share) reported for the three months ended September 30, 2005.
The quarterly earnings improvement for 2006 is attributable to revenue growth generating a corresponding increase in consolidated gross profit. Consolidated revenues for the September 30, 2006 quarter amounted to $10,010,365, as compared to $6,204,386 for the comparable 2005 quarter. Revenues increased for all three business segments as retail sales, bulk sales and services revenues for the three months ended September 30, 2006 exceeded those for the three months ended September 30, 2005 by $1,129,578, $2,258,544 and $417,857, respectively. Consolidated gross profit rose from $2,202,414 (35% of consolidated revenues) for the three months ended September 30, 2005 to $3,808,822 (38% of consolidated revenues) for the three months ended September 30, 2006 with each business segment reporting additional gross profit for the current quarter as compared to the same quarter of 2005. Please refer to “Results by Segment” below for a more detailed discussion of our revenues and gross profit for the three months ended September 30, 2006.
General and administrative (“G&A”) expenses were $2,323,258 and $1,479,414 on a consolidated basis for the three months ended September 30, 2006 and 2005, respectively. Costs of approximately $339,000 attributable to our accounting and engineering support office in Deerfield Beach, Florida, which was effectively opened in November 2005, added personnel costs of approximately $314,000 for our other subsidiaries attributable to new hires bonus accruals and pay raises, and incremental professional fees of approximately $153,000 resulted in the increase in G&A for 2006.
Interest expense for the three months ended September 30, 2006 was $732,832, as compared to $214,736 for the three months ended September 30, 2005. The greater interest expense for 2006 reflects the borrowings under a line of credit which reached approximately $5.6 million during the quarter, and the issuance of $15.7 million in bonds payable in August 2006, a portion of which was used to repay the line of credit. We incurred these additional borrowings to complete our Blue Hills plant in The Bahamas and for general corporate purposes.
Results by Segment
Retail Segment:
Revenues generated by our retail water operations were $4,135,562 and $3,005,984 for the three months ended September 30, 2006 and 2005, respectively. The 38% increase in revenues from 2005 to 2006 results from increased demand for potable water in Grand Cayman, particularly in our Seven Mile Beach service area. By volume of gallons sold, our retail sales increased 35% for the three months ended September 30, 2006 when compared to the same period of 2005. During the third quarter of 2005 our retail sales were adversely affected by the continuing impact of Hurricane Ivan, which damaged a number of hotel and tourist properties, reducing the level of tourism and the demand for water. Many of these properties have now reopened. Since September 30, 2005 a new hotel and golf course (the Ritz Carlton) and a number of new condominiums have also opened on Seven Mile Beach, increasing the demand for water.
Gross profit for the retail segment for the three months ended September 30, 2006 was $2,687,292, or 65% of sales, as compared to $1,676,856 or 56% of sales, for the three months ended September 30, 2005. Total gross profit for retail sales for the three months ended September 30, 2006 increased as compared to the comparable three month period in 2005 because of the increased retail water sales. Retail segment gross profit as a percentage of sales increased from 2005 to 2006 due to increased operating efficiencies, as a substantial portion of our plant operating costs are relatively fixed.

Consistent with prior periods we record all non-direct G&A expenses in our retail business segment and do not allocate any of these non-direct costs to our other two business segments. Retail G&A expenses for the three months ended September 30, 2006 were $2,029,674; up 63% from the $1,244,263 in retail G&A for the three months ended September 30, 2005. The increase in G&A expense in 2006 resulted from additional costs of approximately $339,000 associated with our accounting and engineering support facility in Deerfield Beach, Florida, which we officially opened in November 2005, added personnel costs of approximately $327,000 for our other retail segment subsidiaries as a result of new hires, bonus accruals and pay raises, and incremental professional fees of approximately $153,000 contributed to the increase in G&A expenses.
Bulk Segment:
Bulk water sales for three months ended September 30, 2006 and 2005 were $5,128,396 and $2,869,852 respectively. The growth in bulk sales from 2005 to 2006 of $2,258,544 or 79% reflects approximately $1,898,079 million in sales by our Blue Hills plant, which was commissioned and began operating at full capacity during the current quarter, and increased sales of $269,090 to our customer, Water Authority— Cayman, in the Cayman Islands. In addition, we also expanded the Lower Valley Plant production capacity by approximately 300,000 US Gallons per day.
Bulk segment gross profit for the three months ended September 30, 2006 was $782,248, or 15% of sales, as compared to $421,751 or 15% of sales, for the three months ended September 30, 2005. Total bulk segment gross profit dollars for the three months ended September 30, 2006 increased as compared to the three months ended September 30, 2005 because of the increased bulk water sales. We recorded a charge of approximately $305,000 to cost of bulk sales during the quarter ended September 30, 2006. This charge relates to the write-off of infrastructure associated with portable production units at our Windsor plant, which we decided to transfer to the Cayman Islands. The impact of this charge on our gross profit percentage for 2006 was offset by production efficiencies.
Bulk segment G&A expenses remained relatively constant at $245,339 and $223,383 for the three months ended September 30, 2006 and 2005, respectively.
Services Segment:
Our revenues from services provided were $746,407 for the three months ended September 30, 2006, as compared to $328,550 for the three months ended September 30, 2005. This increase in service revenues from 2005 to 2006 was as a result of increased engineering and design fees connected with construction of the Bar Bay plant. OC-BVI owns the Bar Bay plant.
The gross profit for this segment for the three months ended September 30, 2006, was $339,282, an increase of $235,475 over the gross profit of $103,807 reported for this segment the same period of 2005. The increase in gross profit is a direct result of the increase in design and engineering fees supported by a relatively fixed salary costs for core engineering personnel.
Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005
Consolidated Results
Net income for the nine months ended September 30, 2006 was $6,847,079 ($0.54 per share on a fully-diluted basis), up 77% from the $3,864,760 ($0.32 per share) reported for the nine months ended September 30, 2005.
The earnings improvement for the first nine months of 2006 reflects a substantial increase in consolidated gross profit attributable to revenue growth. Consolidated revenues for the nine months ended September 30, 2006 amounted to $28,880,905 as compared to $18,814,740 for the nine months ended September 30, 2005. Additional revenues were earned by all three business segments as retail sales, bulk sales and services revenues for the nine months ended September 30, 2006 exceeded those for the nine months ended September 30, 2005. Consolidated gross profit rose from $7,382,504 for the nine months ended September 30, 2005 to $12,991,657 for the nine months ended September 30, 2006 with each business segment reporting additional gross profit for the current period as compared to the same period of 2005. Please refer to “Results by Segment” below for a more detailed discussion of our revenues and gross profit for the nine months ended September 30, 2006.
General and administrative expenses were $6,620,425 and $4,412,635 on a consolidated basis for the nine months ended September 30, 2006 and 2005, respectively. The majority of the increase resulted from approximately $894,000 in costs associated with the opening of an accounting and engineering support office in Deerfield Beach, Florida in November 2005 and added personnel costs for our other subsidiaries of approximately $698,000 attributable to new hires, bonus accruals and pay raises.
Interest expense for the nine months ended September 30, 2006 was $1,177,407, as compared to $661,216 for the nine months ended September 30, 2005. The greater interest expense for 2006 reflects the significant increase in outstanding borrowings incurred to complete construction of our Blue Hills plant in The Bahamas and for general corporate purposes.
Results by Segment
Retail Segment:
Revenues generated by our retail water operations were $14,053,539 and $9,549,318 for the nine months ended September 30, 2006 and 2005, respectively. The 47% increase in revenues from 2005 to 2006 resulted from increased demand in Grand Cayman, particularly in our Seven Mile Beach service area. By volume of gallons sold, our retail sales increased 42% for the nine months ended September 30, 2006 when compared to the same period of 2005. During the first nine months of 2005 our retail sales were adversely affected by the continuing impact of Hurricane Ivan, which damaged a number of hotel and tourist properties, reducing the level of tourism and the demand for water. Many of these properties have now reopened. Since September 30, 2005 a new hotel and golf course (the Ritz Carlton) and a number of new condominiums have also opened on Seven Mile Beach, increasing the demand for water.
Gross profit for the retail segment for the nine months ended September 30, 2006 was $9,029,167, or 64% of sales, as compared to $5,667,379, or 59% of sales, for the nine months ended September 30, 2005. Total gross profit for retail sales for the nine months ended September 30, 2006 increased as compared to the comparable nine month period in 2005 because of the increased retail water sales. Retail segment gross profit as a percentage of sales improved from 2005 to 2006 as output and revenues for the retail plants grew at a rate faster than overall plant operating costs, as a significant portion of these costs are relatively fixed.
Consistent with prior periods we record all non-direct G&A expenses in our retail business segment and do not allocate any of these non-direct costs to our other two business segments. Retail G&A expenses for the nine months ended September 30, 2006 were $5,686,907, up 48% from the $3,851,777 in retail G&A for the nine months ended September 30, 2005 as a result of additional costs of approximately $894,000 associated our accounting and engineering support facility in Deerfield Beach, Florida, which was opened in November 2005, and added personnel costs for our other retail subsidiaries of approximately $700,000 attributable to incremental hires, bonus accruals and pay increases.
Bulk Segment:
Bulk water sales for nine months ended September 30, 2006 and 2005 were $13,193,179 and $8,435,746, respectively. The growth in bulk sales from 2005 to 2006 of $4,757,433, or 56% reflects added production capacity and reduced production penalties at the Windsor plant, which was temporarily expanded from October 2005 to August 2006, incremental sales of $2,999,721 for the period attributable to the opening of our Blue Hills plant and increased sales of $878,817 to our customer, Water Authority—Cayman, in the Cayman Islands.
Bulk segment gross profit for the nine months ended September 30, 2006 was $2,997,076, or 23% of sales, as compared to $1,411,858, or 17% of sales, for the nine months ended September 30, 2005. Total bulk segment gross profit dollars for the nine months ended September 30, 2006 increased as compared to the nine months ended September 30, 2005 because of the increased bulk water sales. Gross profit for bulk water sales improved as a percentage of sales from 2005 to 2006 due to operational efficiencies associated with the use of containerized units in the temporary expansion of the Windsor plant and to a lesser extent of the Lower Valley plant.
Bulk segment G&A expenses for the nine months ended September 30, 2006 and 2005 were $826,018 and $534,522 respectively. The overall increase in bulk G&A reflects increases in a variety of expense categories including personnel costs, insurance, and professional fees.
Services Segment:
Our revenues from services provided were $1,634,187 for the nine months ended September 30, 2006, as compared to $829,676 for the nine months ended September 30, 2005. Service revenues rose from 2005 to 2006 as a result of increased engineering and design fees received from OC-BVI in connection with the construction of the Bar Bay plant.
The gross profit of $965,414 for this segment for the nine months ended September 30, 2006 exceeded the gross profit reported for this segment for the same period of 2005 by $662,147 as a result of increased design fees while maintaining relatively fixed operating costs.
LIQUIDITY AND CAPITAL RESOURCES
Overview
Our sources of cash are operations, borrowings under our term loans and credit facilities and sales of our debt and equity securities.
Our cash flows from operations are derived from distributions from, and the management fees paid to us by, our operating subsidiaries. Cash flows from our subsidiaries’ operations are dependent upon the revenue amounts generated — which are affected by primarily by tourism, weather conditions, changes in our customer base, the timing and level of rate increases, overall economic conditions and other factors — and the timing of the collection of these revenues from our customers. Distributions from CW-Bahamas to us are subject to certain restrictions under the terms of its credit facility. See “Borrowings — Outstanding — CW Bahamas Credit Facility Refinancing.”
Our ability to access the debt and equity capital markets is impacted by our current and anticipated financial results, financial condition; existing level of borrowings; the terms of our debt agreements (including our compliance therewith), and the conditions in the debt and equity markets affecting our offerings. In October 2006, we filed a registration statement on Form F-3 with the SEC in connection with a planned public underwritten offering of approximately 1,725,000 ordinary shares, including up to 225,000 shares subject to the underwriters’ over-allotment option. The registration statement has not become effective. Shares may be sold, and offers to buy may be accepted, only upon the registration statement becoming effective and only by means of a prospectus.
Our primary uses of cash are construction costs and capital expenditures, including plant expansion and new plant construction. Other significant uses include operating costs, payment of dividends, repayment of debt and pursuit of new business opportunities. In connection with the Government of Bermuda’s acceptance in October 2006 of our bid to design, build and operate the Tynes Bay desalination plant, we intend to loan necessary funds for construction to CW-Bermuda, which will construct and operate the plant under the expected terms of the definitive agreement.

Cash Flows for the Nine Months Ended September 30, 2006
The balance of our cash and cash equivalents decreased from $11,955,589 at December 31, 2005 to $7,313,560 at September 30, 2006.
Cash Flows from Operating Activities
Operating activities provided net cash for the nine months ended September 30, 2006 of $6,270,345, as compared to $6,362,132 for the comparable prior year period. Cash generated from the net income for the period and an increase in accounts payable and other liabilities was offset by growth in accounts receivable, and inventory balances of $3,350,308 and $929,561, respectively, for the nine months ended September 30, 2006.
Cash Flows used in Investing Activities
Our investing activities used $21,469,767 in net cash during the nine months ended September 30, 2006. Approximately $20.4 million was used to fund construction of our desalination plant at Blue Hills. We substantially completed the Blue Hills plant in July 2006. We also had miscellaneous other property additions of approximately $2.3 million and loaned $800,000 to our affiliate, OC-BVI, during the nine months ended September 30, 2006. In 2006, we completed a rights offering for CW-Bahamas generating proceeds of $672,136 from the sale of minority interests in this subsidiary .
Cash Flows from Financing Activities
We obtained $10,557,398 in net cash from our financing activities during the nine months ended September 30, 2006. In August 2006 we received $14,970,180 in net proceeds from our offering of $15, 771,997 principal amount of 5.95% secured bonds. The exercise of stock options by some of our employees provided approximately $1.2 million, and we received $5,659,608 in cash under a line of credit which was repaid before September 30, 2006. We made $3,185,203 in scheduled payments on long term debt and paid dividends of $2,261,482 during the period.
Financial Position
Our total assets increased from approximately $88.4 million at December 31, 2005 to $109.2 million at September 30, 2006.
Accounts receivable at September 30, 2006 were approximately $9.0 million, up almost $3.4 million from December 31, 2005. This increase in accounts receivable reflects incremental receivables of $1.8 million due from OC-BVI that are attributable to greater revenues and payment timing differences, and incremental receivables of approximately $1.4 million for CW-Bahamas resulting from the added revenues generated by our Blue Hills plant.
Our inventory growth from approximately $2.0 million at December 31, 2005 to approximately $3.0 million at September 30, 2006 represents purchases for our Blue Hills plant and to support our overall increase in revenues.
Prepaid expenses and other current asset increased by approximately $787,000 from December 31, 2005 to September 30, 2006 due to prepaid insurance premiums and a utility deposit paid for the Blue Hills plant.
The substantial fluctuation in construction in progress and property, plant and equipment balances from December 31, 2005 to September 30, 2006 reflects the added construction costs incurred during the nine month period for our Blue Hills plant and the completion of this plant during the quarter ended September 30, 2006. Under the contract for our Blue Hills plant we were required to supply and install materials and equipment and to provide technical services in order to reduce the amount of water lost by the distribution system of the Water and Sewerage Corporation of the Bahamas. The costs incurred in connection with this component of our Blue Hills contract, which amounted to approximately $1.9 million at September 30, 2006 and are being amortized over the life of our Blue Hills contract, constitute the majority of the increase in our other assets balance to approximately $2.7 million at September 30, 2006.
Borrowings Outstanding
As of September 30, 2006, we had borrowings outstanding aggregating $34,480,960 that consisted of term loans and bonds payable.
Scotiabank Credit Facility
As of September 30, 2006, $9,499,999 was outstanding under the term loan pursuant to our credit facility with Scotiabank & Trust (Cayman) Ltd. The term loan is repayable in quarterly installments of $714,286 plus interest through 2010 and bears interest at LIBOR plus a margin (based upon our debt to equity ratio) of from 1.5% to 3.0%. At September 30, 2006, no amounts were outstanding under the $2,000,000 line of credit under the credit facility (increased in June 2006 to $6,000,000 through August 14, 2006). Substantially all of the assets of Consolidated Water are pledged as collateral under the credit facility. Dividend payments under this facility are limited to our “Cash Flow,” which is defined under the governing loan agreement on a fiscal year basis as consolidated net income plus non-cash charges less capital expenditures and scheduled debt repayment. The loan agreement also limits capital expenditures to $2,000,000 annually and the incurence of additional indebtedness unless approval is obtained in advance from the lender. The loan agreement also contains financial covenants pursuant to which we must maintain a term loan to EBITDA ratio of not more than 2.5 to 1, a debt service coverage ratio of at least 1.25 to 1, and a total debt to EBITDA ratio of no more than 4 to 1. At September 30, 2006, we were in compliance with the covenants under the agreement.

5.95% Secured Bonds
In August 2006, we issued $15,771,997 principal amount secured fixed rate bonds in a private offering and received net proceeds (excluding issuance costs and after the offering discount) of $14,790,180. These bonds bear interest at a rate of 5.95%, are repayable in quarterly installments of $526,010 and mature in 2016. We have the right to redeem the bonds in full at any time after August 4, 2009 at a premium of 1.5% of the outstanding principal and accrued interest on the bonds on the date of redemption. At September 30, 2006, there was $15,771,997 of 5.95% secured bonds outstanding.
Our obligations under the bonds are secured by fixed and floating charges (i) on all of our assets, including an equitable charge of all of the shares of Cayman Water Company Limited (“Cayman Water”), and (ii) on all of Cayman Water’s assets including its real estate. Cayman Water has also guaranteed our payment obligations under the bonds. All these charges rank pari passu with previous charges granted to Scotiabank & Trust (Cayman) Ltd. to secure the obligations under our credit facility.
The trust deed for these bonds restricts our ability to enter into new borrowing agreements or any new guarantees without prior approval of the trustee and limits our capital expenditures, with the exception of capital expenditures to be incurred on certain defined projects, to $2,000,000 annually without prior approval by the trustee. The trust deed also contains financial covenants that require us to maintain a debt service coverage ratio of not less than 1.25 to 1, a ratio of long term debt to EBITDA earnings before interest, taxes, depreciation and amortization for the 12 months preceding the ratio calculation date) not greater than 2.5 to 1 and a ratio of long term debt to equity equal to or less than 1.5:1. At September 30, 2006, we were in compliance with the covenants under the trust deed.
CW-Bahamas New Credit Facility Refinancing
In October 2006, CW-Bahamas entered into a new $5.6 million credit facility with Royal Bank of Canada, replacing its previous $5.4 million credit facility with that lender. This financing remediated the violation of the financial covenant in our previous facility with the Royal Bank of Canada by establishing a new covenant for our total liabilities to tangible net worth financial ratio.
The new credit facility consists of (i) a BAH$500,000 revolving working capital loan (the “Working Capital Revolver”); (ii) term loans of US$38,062 (“Term Loan A”) and BAH$127,276 (“Term Loan B,” together with Term Loan A, the “Term Loans”) and (iii) bank guarantees (the “Guarantees” ) totaling BAH$4.98 million. The obligations under the credit facility are secured by the assets CW-Bahamas. Borrowings under the Working Capital Revolver accrue interest at the Nassau Prime rate plus 1.50% per annum; borrowings under Term Loan A and Term Loan B accrue interest at the 90 day LIBOR rate plus 1.75% per annum and the Nassau Prime rate plus 1.50% per annum, respectively; and fees for the Guarantees equal 1.0% of the guarantee amounts, subject to annual renegotiation. Outstanding borrowings under the credit facility include the US$38,062 Term Loan A, the BAH$127,276 Term Loan B and approximately BAH$4.88 million under the Guarantees. No amounts are outstanding under the Working Capital Revolver.
The new credit facility contains certain covenants applicable to CW-Bahamas, including restrictions on additional debt, guarantees and sale of assets. The credit facility limits the payment of dividends by CW-Bahamas to available cash flow (as defined in the governing loan agreement). The credit facility also requires CW-Bahamas to maintain a ratio of total liabilities to tangible net worth (each as defined in the loan agreement) of not greater than 2 to 1. At September 30, 2006, CW-Bahamas was in compliance with the financial covenant under the credit facility.
     All obligations under the new credit facility are repayable on demand by the lender. Until demand is made CW-Bahamas is required to repay any borrowings under the Term Loans in quarterly payments based on a ten year amortization schedule. The Guarantees expire annually or upon certain events as set forth in the loan agreement.
CW-Bahamas Series A Bonds
In February 2005, the Government of the Commonwealth of The Bahamas accepted CW-Bahamas’ bid to build the Blue Hills plant, temporarily expand our existing Windsor plant and to provide engineering services and equipment to reduce the amount of water that is lost throughout the Government’s pipeline distribution system on New Providence. To finance a portion of this project, in July 2005, CW-Bahamas sold $10,000,000 Series A bonds to Bahamian citizens and permanent resident investors in the Bahamas. The bonds mature on June 30, 2015 and accrue interest at the annual fixed rate of 7.5%. Interest is payable quarterly. We have the option to redeem the bonds in whole or in part without penalty commencing after June 30, 2008. We have guaranteed CW-Bahamas’ repayment obligations upon an “event of default” as defined in the guarantee agreement. If we pay any amounts pursuant to the guarantee, we will be subrogated to all rights of the bondholders in respect of any such payments. The guarantee is a general unsecured obligation junior to our other secured obligations. At September 30, 2006, there was $10,000,000 of Series A bonds outstanding.
Material Commitments and Contingencies
We have made a contingent offer of $1.5 million to purchase a building located adjacent to our Governor’s Harbor plant on Grand Cayman. We have the right to rescind this offer if we are unable to obtain a rezoning of the building for commercial use.
We estimate the cost to complete the expansion of the North Sound plant on Grand Cayman to be approximately $1.7 million and project these costs will be incurred through the first quarter of 2007.
Consolidated Water and CW-Bahamas have two contracts, one for our Windsor plant and one for our Blue Hills plant, to supply water to the Water and Sewer Corporation of the Government of the Bahamas (“WSC”). Each contract requires us to guarantee delivery of a minimum quantity of water per week. If we do not meet this minimum, we are required to pay to the WSC for the difference between the minimum and actual gallons delivered at a per gallon rate equal to the price per gallon that WSC is currently paying us under the contract. The Blue Hills and Windsor contracts expire in 2026 and 2013, respectively and require us to deliver 28.0 million imperial gallons and 14.0 million imperial gallons, respectively, of water each week. We are required to provide the WSC with performance and operating guarantees, in the form of bank-issued performance bonds, to secure any payments we may be required to make under the minimum delivery requirements of these contracts. At September 30, 2006, a $1.91 million performance bond was outstanding for the Windsor plant, and a $2.97 million construction bond was outstanding for the Blue Hills plant and we expect to arrange the issuance of a performance bond for approximately $4.0 million for the Blue Hills plant sometime during the fourth quarter of 2006.
Our affiliate, OC-BVI, is constructing a 500,000 imperial gallon per day desalination plant in Tortola, British Virgin Islands which is expected to cost approximately $7.0 million and be operational during the fourth quarter of 2006. In May 2005, we entered into a loan agreement with OC-BVI, pursuant to which we agreed to loan OC-BVI up to $3.0 million. Principal on this loan is due and payable on June 1, 2007 and interest accrues at LIBOR plus 3.5% and is payable quarterly on amounts drawn down commencing July 2005. The loan can be repaid at any time without penalty and is subordinated to existing bank indebtedness. The balance outstanding on this loan receivable at September 30, 2006 was $1,600,000. OC-BVI is constructing this plant in response to what it believes is an extreme shortage of, and a pressing demand for, potable water on the eastern end of Tortola and anticipates entering into a bulk water supply agreement with the British Virgin Islands government. However, OC-BVI does not presently have any type of agreement or understanding with the British Virgin Islands government, or any other potential customer, for the purchase of the water to be produced by its Bar Bay plant. If such an agreement is not obtained, or is not obtained on sufficiently favorable terms, OC-BVI may not be able to recover the cost of its investment in this plant, in which case we may be required to record an impairment charge to reduce the carrying value of our loan to OC-BVI and our investment in OC-BVI. Such an impairment charge would reduce our earnings and could have a significant adverse impact on our results of operations and financial condition.

Dividends
The following table sets forth the payment date, record date and payment amount of the dividends we have paid during 2006:

Payment Date	Record Date	Payment Amount

January 31, 2006 April 30, 2006 July 31, 2006 October 31, 2006	December 31, 2005 March 31, 2006 June 30, 2006 September 30, 2006	$0.06 $0.06 $0.06 $0.06
We have consistently paid dividends to owners of our ordinary shares and redeemable redeemable preference shares since we began declaring dividends in 1985. Historically our board of directors has established a policy, but not a binding obligation, that we will seek to maintain a dividend payout ratio in the range of 50% to 60% of net income, based on trailing earnings. As a result of the increasing capital requirements to support our growth, we expect to modify our dividend pay out ratio, which is currently under review by our board of directors. The amount and timing of any future cash dividends, however, will depend upon our earnings, financial condition, capital demand and other factors, including conditions of our loan agreement that dividends be paid only from current cash flows.
Impact of Inflation
Under the terms of our Cayman Islands license and our water sales agreements in Belize, The Bahamas, the British Virgin Islands and Barbados, our water rates are automatically adjusted for inflation on an annual basis, subject to temporary exceptions. We, therefore, believe that the impact of inflation on our net income, measured in consistent dollars, will not be material.
Off Balance Sheet Arrangements
As of September 30, 2006, we were co-guarantor with our partner in OC-BVI of a $130,000 loan payable by OC-BVI to a bank, which is repayable in December 2006. We do not expect this guaranty arrangement will significantly impact our liquidity or results of operations.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Credit Risk
We are not exposed to significant credit risk on retail customer accounts in the Cayman Islands and Bimini, Bahamas, as our policy is to cease supply of water to customers whose accounts are more than 45 days overdue. Our exposure to credit risk is from our bulk water sales customers in Belize, The Bahamas, The British Virgin Islands, Barbados and the Cayman Islands and our outstanding affiliate loan and receivable balances with OC-BVI. In addition, the balance of our loan receivable is with one bulk water customer, Water Authority-Cayman.
Interest Rate Risk
As of September 30, 2006, we had $9,665,338 outstanding under lending agreements which bear interest at various lending rates such as LIBOR, Cayman Island’s Prime Rate or the Nassau Prime Lending Rate. We are subject to interest rate risk to the extent that any of these rates change. The interest rate on our Series A bonds is fixed at 7.5% per annum and the interest rate on our remaining bonds payable is fixed at 5.95% per annum.
Foreign Exchange Risk
All of our foreign currencies have fixed exchange rates to the U.S. dollar. If any one of these fixed exchange rates becomes a floating exchange rate, however, our results of operations could be adversely affected.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this quarterly report (the “Evaluation Date”). Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective.
Changes in Internal Controls
There was no change in our internal control over financial reporting (as defined in Rules 13a—15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our internal controls that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, such controls.

PART II — OTHER INFORMATION
Item 1A. Risk Factors
Our business faces significant risks. These risks include those described below and may include additional risks of which we are not currently aware or which we currently do not believe are material. If any of the events or circumstances described in the following risks actually occurs, our business, financial condition or results of operations could be materially adversely affected and such events or circumstances could cause our actual results to differ materially from the results contemplated by the forward-looking statements contained in this report. These risks should be read in conjunction with the other information set forth in this Quarterly Report as well as in our Annual Report on Form 10-K for the year ended December 31, 2005 and in our other periodic reports on Form 10-Q and Form 8-K. The description of the risk factors set forth below updates and reflects any material changes to the risk factors disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.
Our exclusive license to provide water to retail customers in the Cayman Islands may not be renewed in the future.
In the Cayman Islands, we provide water to retail customers under a license originally issued to us in December 1979 by the Cayman Islands government that grants us the exclusive right to provide water to retail customers within our licensed service area. Our service area is comprised of an area on Grand Cayman that includes the Seven Mile Beach and West Bay areas, two of the three most populated areas in the Cayman Islands. For the year ended December 31, 2005 and the nine months ended September 30, 2006 we generated approximately 51% and 49%, respectively, of our consolidated revenue from our retail water operations conducted pursuant to our exclusive license. Our license expires in July 2010. If we are not in default of any terms of the license, we have a right of first refusal to renew the license on terms that are no less favorable than those that the government offers to any third party. If we are unable to renew our license or negotiate a new license on satisfactory terms, we could lose a significant portion of our current revenues and our results of operations, cash flows and financial condition could be adversely affected.
We rely on fixed-term water supply and/or service agreements with our bulk customers in the Cayman Islands, Belize, Barbados and The Bahamas, which may not be renewed or may be renewed on terms less favorable to us.
All of our bulk water supply agreements are for fixed terms ranging from seven to twenty three years and with a range of two to twenty years remaining. Upon expiration, these agreements may not be renewed or may be renewed on less favorable terms. In addition, certain of these agreements provide for our customers to acquire or automatically assume ownership of the related plant upon expiration of the contract term. If this occurs, we may no longer generate income from such plant. In instances where we own the plant that produces the water under an agreement that is not renewed or renewed with lower production quantities, we may not be able to find a new customer for the plant’s excess production capacity. If our fixed-term agreements are not renewed or are renewed on less favorable terms, our results of operations, cash flows and financial condition could be adversely affected.
The water supply agreement between the British Virgin Islands Water and Sewerage Department and our affiliate, Ocean Conversion (BVI) Ltd. (or OC-BVI), is on a month-to-month basis and could be cancelled or renegotiated on less favorable terms.
Since the expiration of the initial term of their bulk water supply agreement in May 1999, OC-BVI has supplied water to the British Virgin Islands Water and Sewerage Department under what it considers to be a month-to-month supply arrangement. Under this arrangement, the British Virgin Islands government could cease purchasing water from OC-BVI at any time. OC-BVI has made attempts in the past to negotiate a new water supply agreement, and in August 2006 preliminary discussions began for the renegotiation of this contract. However, this agreement may not be renewed and a new agreement may not be reached. If a new agreement is obtained, it may be on terms less favorable to OC-BVI than the current arrangement. For the year ended December 31, 2005 and the nine months ended September 30, 2006, we recognized approximately $1.4 million and $1.0 million, respectively, in income from our equity investment in the earnings of OC-BVI. For those same periods, we also recognized approximately $680,000 and $200,365, respectively, in revenue from our agreement to provide management services to OC-BVI. As of September 30, 2006, our loans to, and equity investment in, OC-BVI equaled approximately $13.6 million and the recorded value of our management services agreement, which is reflected on our balance sheet as an intangible asset, was approximately $856,000. In the event that the British Virgin Islands government ceased purchasing water from OC-BVI, or entered into a new contract with OC-BVI on less favorable terms than the existing supply arrangement, the values of our investment in OC-BVI, loan to OC-BVI and OC-BVI intangible asset would decline, and we could be required to record impairment charges to reduce the carrying values of these assets. Such impairment charges would reduce our earnings and could have a significant adverse impact on our results of operations and financial condition.
The British Virgin Islands government has asserted a purported right of ownership of OC-BVI’s Baughers Bay plant. If this right is found to be enforceable and is exercised by the government, OC-BVI will lose ownership of the Baughers Bay plant.
In October 2006, the British Virgin Islands government notified OC-BVI that it was asserting a purported right of ownership of OC-BVI’s desalination plant in Baughers Bay, Tortola pursuant to the terms of a water supply agreement dated May 1990 (or the 1990 Agreement) and invited OC-BVI to submit a proposal for its continued involvement in the production of water at the Baughers Bay plant. While OC-BVI believes that the government’s claim can be resolved to the satisfaction of both parties through the negotiation of a new agreement, we cannot assure you that the government shares this belief or that such a result will occur. For the year ended December 31, 2005 and the nine months ended September 30, 2006, we recognized approximately $1.4 million and $1.0 million, respectively, in income from our equity investment in the earnings of OC-BVI. For those same periods, we also recognized approximately $680,000 and $200,365, respectively, in revenue from our agreement to provide management services to OC-BVI. As of September 30, 2006, our loans to, and equity investment in, OC-BVI equaled approximately $13.6 million million and the recorded value of our management services agreement, which is reflected on our balance sheet as an intangible asset, was approximately $856,000. If the government’s right of ownership under the 1990 Agreement is found to be enforceable, OC-BVI may be forced to accept a water supply arrangement with the government on less favorable terms, and if the government exercises its purported right, OC-BVI could lose ownership of the Baughers Bay plant. In either case, the value of our OC-BVI-related assets would decline, and we could be required to record impairment charges to reduce the carrying values of these assets. Such impairment charges would reduce our earnings and could have a significant adverse impact on our results of operations and financial condition.
We do not have sole control over our affiliate, OC-BVI. A divergence of our interests and the interests of OC-BVI’s other voting shareholder may adversely affect the operations of OC-BVI and in turn decrease the value of our investment in OC-BVI.
We own 43.5% of the equity and 50% of the voting shares of OC-BVI. We and Sage Water Holdings (BVI) Limited (or Sage Water), which owns the remaining 50% of the voting shares, are each entitled to appoint three of the six directors of OC-BVI. If there is a tied vote of the directors on any matter, the president of the Caribbean Water and Wastewater Association, a regional trade association comprised primarily of government representatives, is entitled to appoint a temporary director to cast the deciding vote. As a result, although we provide operating management and engineering services to OC-BVI, we share the overall management of OC-BVI with Sage Water and do not fully control its operations. A divergence of our interests and the interests of Sage Water could adversely affect the operations of OC-BVI and in turn decrease the value of our investment in OC-BVI, in which case we could be required to record an impairment charge to reduce the carrying value of our investment in OC-BVI. Such an impairment charge would reduce our earnings and could have a significant adverse impact on our result of operations and financial condition.

The profitability of our plants is dependent upon our ability to accurately estimate the costs of their construction and operation.
The cost estimates prepared in connection with the construction and operation of our plants are subject to inherent uncertainties. Additionally, the terms of our supply contracts may require us to guarantee the price of desalinated water on a per unit basis, subject to certain annual inflation and monthly fuel cost adjustments, and to assume the risk that the costs associated with producing this water may be greater than anticipated. Because we base our contracted price of water in part on our estimation of future construction and operating costs, the profitability of our plants is dependent on our ability to estimate these costs accurately. The cost of materials and services and the cost of the delivery of such services may increase significantly after we submit our bid for a plant, which could cause the gross margin and net return on investment for a plant to be less than we anticipated when the bid was made. The profit margins we initially expect to generate from a plant could be further reduced if future operating costs for that plant exceed our estimates of such costs. These future operating costs could be affected by a variety of factors, including lower than anticipated production efficiencies and hydrological conditions at the plant site that differ materially from those that existed at the time we submitted our bid. Any construction and operating costs for our plants that significantly exceed our initial estimates could adversely affect our results of operations and financial condition.
A significant portion of our consolidated revenues are derived from two customers. A loss of, or a less favorable relationship with either of these customers would adversely affect our results of operations.
Our top two bulk water customers accounted for approximately 23% and 18% of our consolidated revenues for the year ended December 31, 2005 and approximately 24% and 18% of our consolidated revenues for the nine months ended September 30, 2006. If either of these customers terminate or decide not to renew their contracts with us, or renew such contracts on terms that are less favorable to us, our results of operations and financial condition would be adversely affected.
If OC-BVI does not obtain a customer to purchase water to be produced at its Bar Bay plant currently under construction, it may not be able to recover the cost of its investment in the plant, which could adversely affect its operations and in turn decrease the value of our investment in OC-BVI.
OC-BVI is constructing a new desalination plant located on Bar Bay, Tortola, in the British Virgin Islands. The total cost for this plant is approximately $7.0 million. We have agreed to provide up to $3.0 million in loans for the construction of this plant, of which $1.6 million has been provided as of September 30, 2006. OC-BVI is constructing this plant in response to what it believes is an extreme shortage of, and a pressing demand for, potable water on the eastern end of Tortola and anticipates entering into a bulk water supply agreement with the British Virgin Islands government. However, OC-BVI does not presently have any type of agreement or understanding with the British Virgin Islands government, or any other potential customer, for the purchase of the water to be produced by its Bar Bay plant. If such an agreement is not obtained, or is not obtained on sufficiently favorable terms, OC-BVI may not be able to recover the cost of its investment in this plant, in which case we may be required to record an impairment charge to reduce the carrying value of our loan to OC-BVI and our investment in OC-BVI. Such an impairment charge would reduce our earnings and could have a significant adverse impact on our results of operations and financial condition.
Our operations are affected by tourism and are subject to seasonal fluctuations which could affect demand for our water and impact our revenues and results of operations.
Our operations are affected by the levels of tourism and are subject to seasonal variations in our service areas. Demand for our water in the Cayman Islands, Belize and Bimini, The Bahamas is affected by variations in the level of tourism and local weather, primarily rainfall. Tourism in our service areas is affected by the economies of the tourists’ home countries, primarily the United States and Europe, terrorist activity and perceived threats thereof, and increased costs of fuel and airfares. We normally sell slightly more water during the first and second quarters, when the number of tourists is greater and local rainfall is less, than in the third and fourth quarters. A downturn in tourism or greater than expected rainfall in the locations we serve could adversely affect our revenues and results of operations.

We may have difficulty accomplishing our growth strategy within and outside of our current operating areas.
Our expansion both within our current operating areas and into new areas involves significant risks, including, but not limited to, the following:
•	regulatory risks, including government relations difficulties, local regulations and currency controls;

•	receiving and maintaining necessary permits, licenses and approvals;

•	risks related to operating in foreign countries, including political instability, reliance on local economies, environmental problems, shortages of materials, immigration restrictions and limited skilled labor;

•	risks related to development of new operations, including inaccurate assessment of the demand for water, engineering difficulties and inability to begin operations as scheduled; and

•	risks relating to greater competition in these new territories, including the ability of our competitors to gain or retain market share by reducing prices.
Even if we successfully expand our operations, we may have difficulty managing our growth. We cannot assure you that any new operations within or outside of our current operating areas will attain or maintain profitability or that the results from these new operations will not negatively affect our overall profitability.
Continued production shortfalls under our Windsor supply contract could result in further rate decreases or cancellation of the contract.
Our supply contract, through our subsidiary, Consolidated Water (Bahamas) Ltd. (or CW-Bahamas), with the Water and Sewerage Corporation of The Bahamas (or the WSC) to supply water from our Windsor plant located on the island of New Providence in The Bahamas expires upon the earlier of either (i) March 2013 or (ii) CW-Bahamas’s supply of 13.1 billion gallons of water to the WSC. Since the plant was commissioned in December 1997, fouling of its reverse osmosis membrane elements has occurred several times. From time to time since October 2004, we have been unable to deliver the minimum water volumes required under the contract because of mechanical equipment problems and membrane fouling. As a result, we have been subject to water rate decreases that decreased revenue by approximately $600,000 and $300,000 in 2005 and 2004, respectively. We have implemented an extensive program to test and understand the cause of the membrane fouling and have expanded the production capacity of the Windsor plant in order to replace the production capacity that was lost because of membrane fouling. At present, we believe we have resolved the membrane fouling problem at the Windsor plant. However, membrane fouling may reoccur at the Windsor plant, and if we are unable to meet the production minimums due to this or other operating issues, we could be in technical default of the Windsor supply contract and subject to various adverse consequences, including further water rate decreases or cancellation of the contract by the WSC.
Our operations could be harmed by hurricanes or tropical storms.
A hurricane or tropical storm could cause major damage to our equipment and properties and the properties of our customers, including the large tourist properties in our areas of operation. For example, in September 2004 Hurricane Ivan caused significant damage to our plants and our customers’ properties, which adversely affected our revenues. Any future damage could cause us to lose use of our equipment and properties and incur additional repair costs. Damage to our customers’ properties and the adverse impact on tourism could result in a decrease in water demand. A hurricane or tropical storm could also disrupt the delivery of equipment and supplies, including electricity, necessary to our operations. These and other possible effects of hurricanes or tropical storms could have an adverse impact on our results of operations and financial condition.
Contamination of our processed water may cause disruption in our services and adversely affect our revenues.
Our processed water may become contaminated by natural occurrences and by inadvertent or intentional human interference, including acts of terrorism. In the event that a portion of our processed water is contaminated, we may have to interrupt the supply of water until we are able to install treatment equipment or substitute the flow of water from an uncontaminated water production source. In addition, we may incur significant costs in order to treat a contaminated source of plant feed water through expansion of our current treatment facilities, or development of new treatment methods. An inability by us to substitute processed water from an uncontaminated water source or to adequately treat the contaminated plant feed water in a cost-effective manner may have an adverse effect on our revenues and our results of operations.
Potential government decisions, actions and regulations could negatively affect our operations.
We are subject to the local regulations of the Cayman Islands, Belize, Barbados, the British Virgin Islands and The Bahamas, all of which are subject to change. Any government that regulates our operations may issue legislation or adopt new regulations, including but not limited to:
•	restricting foreign ownership of us;

•	providing for the expropriation of our assets by the government;

•	providing for nationalization of public utilities by the government;

•	providing for different water quality standards;

•	unilaterally changing or renegotiating our licenses and agreements;

•	restricting the transfer of U.S. currency; or

•	causing currency exchange fluctuations/devaluations or making changes in tax laws.
As new laws and regulations are issued, we may be required to modify our operations and business strategy, which we may be unable to do in a cost-effective manner. Failure by us to comply with applicable regulations could result in the loss of our licenses or authorizations to operate, the assessment of penalties or fines, or otherwise may have a material adverse effect on our results of operations.
The rates we charge our retail customers in the Cayman Islands are subject to regulation. If we are unable to obtain government approval of our requests for rate increases, or if approved rate increases are untimely or inadequate to cover our projected expenses, our results of operations may be adversely affected.
Under our exclusive retail license in the Cayman Islands, we must obtain prior approval from the Cayman Islands government to increase our water supply rates, except for inflation-related adjustments. However, the expenses we incur in supplying water under this license may increase due to circumstances that were unforeseen at the time we entered into the license. We may incur additional costs in attempting to obtain government approval of any rate increase, which may be granted on a delayed basis, if at all. Failure to obtain timely and adequate rate increases could have an adverse effect on our results of operations.

We rely on the efforts of key employees. Our failure to retain these employees could adversely affect our results of operations.
Our success depends upon the abilities of our executive officers. In particular, the loss of the services of Jeffrey Parker, our Chairman of the Board, or Fredrick W. McTaggart, our President and Chief Executive Officer, could be detrimental to our operations and our continued success. Messrs. Parker and McTaggart have employment agreements expiring on December 31, 2009. Each year, the term of these agreements may be extended for an additional year. However, we cannot guarantee that Messrs. Parker or McTaggart will continue to work for us during the term of their agreements or will enter into any extensions thereof.
We are exposed to credit risk through our relationships with several customers and our affiliate.
We are subject to credit risk posed by possible defaults in payment by our bulk water customers in the Cayman Islands, Belize, Barbados, the British Virgin Islands and The Bahamas and by possible defaults in payment of loan receivables by OC-BVI and Water Authority-Cayman. Adverse economic conditions affecting, or financial difficulties of, those parties could impair their ability to pay us or cause them to delay payment. We depend on these parties to pay us on a timely basis. Our outstanding accounts receivable are not covered by collateral or credit insurance. Any delay or default in payment could adversely affect our cash flows, financial condition and results of operations.
We are exposed to interest rate risk in several countries.
As of September 30, 2006, we had outstanding debt of $9.7 million bearing interest at various floating lending rates such as LIBOR, Cayman Island’s Prime Rate or The Bahamas Prime Lending Rate. We currently do not use interest rate swap contracts or other derivative investments designed to hedge our exposure to interest rate increases. An increase in the interest rates of our floating rate loans would cause an increase in our interest expense and could adversely affect our results of operations.
We are exposed to the risk of variations in currency exchange rates.
Although we report our results in United States dollars, the majority of our revenue is earned in other currencies. All of the currencies in our operating areas have been fixed to the United States dollar for over 20 years and we do not employ a hedging strategy against exchange rate risk associated with our reporting in United States dollars. If any of these fixed exchange rates becomes a floating exchange rate our results of operations and financial condition could be adversely affected.
Future sales of our ordinary shares may depress the market price of our ordinary shares.
If we or our existing shareholders sell substantial amounts of ordinary shares or if it is perceived that such sales could occur, the market price of our ordinary shares could decline. In addition, if these sales were to occur, we may find it difficult to sell equity or equity-related securities in the future at a time and price that we deem desirable.
We may not pay dividends in the future. If dividends are paid, they may be in lesser amounts than past dividends.
Our shareholders may receive dividends out of legally available funds if, and when, they are declared by our Board of Directors. We have paid dividends in the past, but may cease to do so at any time. Under the agreements governing certain of our outstanding debt obligations, we may only pay dividends from “cash flows,” defined under the applicable agreement as consolidated net income plus non-cash charges less capital expenditures and scheduled debt repayment, calculated annually on a fiscal year basis. We may incur increased capital requirements or additional indebtedness in the future that may restrict our ability to declare and pay dividends. We may also be restricted from paying dividends in the future due to restrictions imposed by applicable corporate laws, our financial condition and results of operations, covenants contained in our financing agreements, management’s assessment of future capital needs and other factors considered by our Board of Directors. There can be no assurance that we will continue to pay dividends in the future or, if dividends are paid, that they will be in amounts similar to past dividends.
Service of process and enforcement of legal proceedings commenced against us in the United States may be difficult to obtain.
We are incorporated under the laws of the Cayman Islands and a substantial portion of our assets are located outside of the United States. In addition, 12 out of 16 of our directors and officers reside outside the United States. As a result, it may be difficult for investors to effect service of process within the United States upon us and such other persons, or to enforce judgments obtained against such persons in United States courts, and bring any action, including actions predicated upon the civil liability provisions of the United States securities laws. In addition, it may be difficult for investors to enforce, in original actions brought in courts or jurisdictions located outside of the United States, rights predicated upon the United States securities laws.
Based on the advice of our Cayman Islands legal counsel, we believe there is no reciprocal statutory enforcement of foreign judgments between the United States and the Cayman Islands, and that foreign judgments originating from the United States are not directly enforceable in the Cayman Islands. A prevailing party in a United States proceeding against us or our officers or directors would have to initiate a new proceeding in the Cayman Islands using the United States judgment as evidence of the party’s claim. A prevailing party could rely on the summary judgment procedures available in the Cayman Islands, subject to available defenses in the Cayman Islands courts, including, but not limited to, the lack of competent jurisdiction in the United States courts, lack of due service of process in the United States proceeding and the possibility that enforcement or recognition of the United States judgment would be contrary to the public policy of the Cayman Islands.
Depending on the nature of damages awarded, civil liabilities under the Securities Act of 1933, as amended (or the Securities Act), or the Securities Exchange Act of 1934, as amended (or the Exchange Act), for original actions instituted outside the Cayman Islands may or may not be enforceable. For example, a United States judgment awarding remedies unobtainable in any legal action in the courts of the Cayman Islands, such as treble damages, would likely not be enforceable under any circumstances.
Low trading volume of our stock may limit your ability to sell your shares at or above the price you pay for them.
During the nine months ended September 30, 2006, the average daily trading volume of our ordinary shares was approximately 66,249 shares, a much lower trading volume than the stock of many other companies listed on the NASDAQ Global Select Market. A public trading market having the desired characteristics of depth, liquidity and orderliness depends on the presence in the market of willing buyers and sellers of our ordinary shares at any given time. This presence in turn depends on the individual decisions of investors and general economic and market conditions over which we have no control. As a consequence of the limited volume of trading in our ordinary shares, you may have difficulty selling a large number of our ordinary shares in the manner or at the price that might be attainable if our ordinary shares were more actively traded. In addition, as a result of our low trading volume, the market price of our ordinary shares may not accurately reflect their value.
Competition may threaten the sustainability and growth of our current operations and impede the expansion of our operations into new areas.
We face competition in our areas of operation in renewing our present supply contracts and in our efforts to expand our current operations within those areas. We also face competition in attempting to expand our operations to new areas. We often compete with larger companies, including units of General Electric Company and Veolia Environment. Some of our current and potential competitors have technical and financial resources and marketing and service organizations that are significantly greater than ours. Moreover, our competitors may forecast the course of market developments more accurately and could in the future develop new technologies that compete with our services. Additional competitors with significant market presence and financial resources may enter those markets, thereby further intensifying competition. These competitors may be able to reduce our market share by adopting more aggressive pricing policies than we can adopt or by developing technology and services that gain wider market acceptance than our technology and/or services. If we do not compete successfully, we may be unable to maintain or increase our operations and our results of operations and financial condition could be adversely affected.
We are subject to anti-takeover measures that may discourage, delay or prevent changes of control of Consolidated Water.
Classified Board of Directors. We have a classified Board that consists of three groups of directors. Only one group of directors is elected each year. Our classified Board may increase the length of time necessary for an acquirer to change the composition of a majority of directors in order to gain control of our Board.
Option Deed. Our Board of Directors has adopted an Option Deed that is intended to improve the bargaining position of our Board of Directors in the event of an unsolicited offer to acquire our outstanding stock. Under the terms of the Option Deed, a stock purchase right is attached to each of our current or future outstanding ordinary shares, issued prior to the time the purchase rights become exercisable, are redeemed or expire. The purchase rights will become exercisable only if an individual or group has acquired, or obtained the right to acquire, or announced a tender or exchange offer that if consummated would result in such individual or group acquiring beneficial ownership of 20% or more of our outstanding ordinary shares. Upon the occurrence of a triggering event, the rights will entitle every holder of our ordinary shares, other than the acquirer to purchase our shares or shares of our successor on terms that would likely be economically dilutive to the acquirer. Under certain circumstances, instead of ordinary shares, our Board of Directors may issue cash or debt securities. Our Board of Directors, however, has the power to amend the Option Deed so that it does not apply to a particular acquisition proposal or to redeem the rights for a nominal value before they become exercisable. These features will likely encourage an acquirer to negotiate with our Board of Directors before commencing a tender offer or to condition a tender offer on our Board of Directors taking action to prevent the purchase rights from becoming exercisable. The Option Deed expires in July 2007.
As a result of these anti-takeover measures, we could deter efforts to make changes to, or exercise control over, current management. In addition, our shareholders may not have an opportunity to sell their ordinary shares to a potential acquirer at the acquirer’s offering price, which is typically at a premium to market price.
Restrictive covenants in our credit facilities and trust deeds could adversely affect our business by limiting our flexibility; our failure to comply with these covenants could cause foreclosure on our assets.
Our credit facilities and the trust deeds governing the terms of our debt securities contain restrictive covenants. These covenants and requirements limit our ability, without approval of the lender or trustee, to take various actions, including incurring additional debt, making capital expenditures, guaranteeing indebtedness, engaging in various types of transactions, including mergers and sales of assets, and paying dividends and making distributions or other restricted payments. These covenants could place us at a disadvantage compared to some of our competitors which may not be required to operate under these or similar restrictions. Further, these covenants could have an adverse effect on our business by limiting our ability to take advantage of financing, acquisition or investment opportunities. A material breach of any of these covenants would constitute a default under our credit facilities or trust deeds. In the event of default, the lender or trustee may accelerate repayment of our outstanding indebtedness. If we are unable to repay the amounts accelerated, the lender or trustee has the right to foreclose on substantially all of our assets, which we have pledged to secure that indebtedness. Foreclosure upon our assets would have a significant adverse affect on our results of operations, financial condition and our ability to continue operations.

Item 6. Exhibits

Exhibit Number	Exhibit Description

10.1	Trust Deed dated August 4, 2006 between Consolidated Water Co. Ltd. and Dextra Bank & Trust Co. Ltd. (incorporated herein by reference to Exhibit 10.1 filed as a part of our Form 8-K filed August 9, 2006, File No. 0-25248)

10.2	Subscription Agreement dated August 4, 2006 between Consolidated Water Co. Ltd. and Scotiatrust and Merchant Bank Trinidad & Tobago Limited (incorporated herein by reference to Exhibit 10.2 filed as a part of our Form 8-K filed August 9, 2006, File No. 0-25248)

10.3	Paying Agency Agreement dated August 4, 2006 between Consolidated Water Co. Ltd. and Scotiatrust and Merchant Bank Trinidad & Tobago Limited. (incorporated herein by reference to Exhibit 10.3 filed as a part of our Form 8-K filed August 9, 2006, File No. 0-25248)

10.4	Guarantee dated August 4, 2006 by Cayman Water Company Limited in favor of Dextra Bank & Trust Co. Ltd. (incorporated herein by reference to Exhibit 10.4 filed as a part of our Form 8-K filed August 9, 2006, File No. 0-25248)

10.5	Deed of Second Debenture dated August 4, 2006 between Consolidated Water Co. Ltd. and Dextra Bank & Trust Co. Ltd. (incorporated herein by reference to Exhibit 10.5 filed as a part of our Form 8-K filed August 9, 2006, File No. 0-25248)

10.6	Deed of Second Collateral Debenture dated August 4, 2006 between Cayman Water Company Limited and Dextra Bank & Trust Co. Ltd. (incorporated herein by reference to Exhibit 10.6 filed as a part of our Form 8-K filed August 9, 2006, File No. 0-25248)

10.7	Equitable Charge of Shares dated August 4, 2006 between Consolidated Water Co. Ltd. and Dextra Bank & Trust Co. Ltd. (incorporated herein by reference to Exhibit 10.7 filed as a part of our Form 8-K filed August 9, 2006, File No. 0-25248)

10.8	Intercreditor Deed dated August 4, 2006 among Scotiabank & Trust (Cayman) Ltd., Dextra Bank & Trust Co. Ltd., Consolidated Water Co. Ltd. and Cayman Water Company Limited (incorporated herein by reference to Exhibit 10.8 filed as a part of our Form 8-K filed August 9, 2006, File No. 0-25248)

10.9	Cayman Islands Collateral Charge, West Bay Beach South Property, Block 12D, Parcel 79REM1/2 (incorporated herein by reference to Exhibit 10.9 filed as a part of our Form 8-K filed August 9, 2006, File No. 0-25248)

10.10	Cayman Islands Collateral Charge, West Bay Beach North, Block 11D, Parcel 40 (incorporated herein by reference to Exhibit 10.10 filed as a part of our Form 8-K filed August 9, 2006, File No. 0-25248)

10.11	Cayman Islands Collateral Charge, West Bay Beach North, Block 11D, Parcel 8 (incorporated herein by reference to Exhibit 10.11 filed as a part of our Form 8-K filed August 9, 2006, File No. 0-25248)

10.12	Cayman Islands Collateral Charge, West Bay North East, Block 9A, Parcel 8 (incorporated herein by reference to Exhibit 10.12 filed as a part of our Form 8-K filed August 9, 2006, File No. 0-25248)

10.13	Cayman Islands Collateral Charge, West Bay North East, Block 9A, Parcel 469 (incorporated herein by reference to Exhibit 10.13 filed as a part of our Form 8-K filed August 9, 2006, File No. 0-25248)

10.14	Loan Agreement dated as of October 4, 2006, by and between Royal Bank of Canada and Consolidated Water (Bahamas) Ltd. (incorporated herein by reference to Exhibit 10.1 filed as a part of our Form 8-K filed October 6, 2006, File No. 0-25248)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of the Company

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of the Company

32.1	Section 1350 Certification of Chief Executive Officer of the Company

32.2	Section 1350 Certification of Chief Financial Officer of the Company

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONSOLIDATED WATER CO. LTD.
By:	/s/ Frederick W. McTaggart
Frederick W. McTaggart
Chief Executive Officer

Dated: November 8, 2006