Form 10-Q/A
period 2006-09-30
CONSOLIDATED WATER CO LTD
filed 2006-11-22
CIK 928340

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q/A
Amendment No. 1
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transaction period from _______________ to _______________
Commission File Number: 0-25248
CONSOLIDATED WATER CO. LTD.

(Exact name of Registrant as specified in its charter)

CAYMAN ISLANDS	N/A

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Regatta Office Park Windward Three, 4th Floor, West Bay Road P.O. Box 1114
Grand Cayman KYI-1102, Cayman Islands	N/A

(Address of principal executive offices)	(Zip Code)
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
Yes ☐          No ☒
At October 29, 2006, 12,407,860 shares of the registrant’s ordinary shares, par value US$ 0.60 per share, were outstanding.

Explanatory Note
We are filing this Amendment No. 1 on Form 10-Q/A (this “Amendment”) to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, which was filed originally on November 9, 2006 (the “Original Filing”), to (1) correct the disclosed amount of management services revenue recognized, and to disclose the amount of other income recognized, from agreements with our affiliate, Ocean Conversion (BVI) Ltd., and (2) correct the number of our outstanding ordinary shares. This Amendment affects only the following sections of the Original Filing:
•	The cover page;

•	Note 8 “Recent Developments” to the unaudited Condensed Consolidated Financial Statements set forth in Part I, Item 1;

•	“Management’s Discussion and Analysis of Financial Condition and Results of Operations — Recent Developments” set forth in Part I, Item 2; and

•	“Risk Factors” set forth in Part II, Item 1A.
Except for the correction and additional disclosure described above, this Amendment makes no other changes to the Original Filing and does not modify or update in any way disclosures made therein to reflect events occurring after the filing date of the Original Filing.

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
The Ministry is OC-BVI’s sole customer and substantially all of OC-BVI’s revenue is generated from its operations at the Baughers Bay plant. At September 30, 2006, the net book value of the Baughers Bay plant as reflected on OC-BVI’s balance sheet was approximately $2.6 million. For the year ended December 31, 2005 and the nine months ended September 30, 2006, the Company recognized approximately $1.4 million and $1.0 million, respectively, in income from its equity investment in the earnings of OC-BVI. For those same periods, the Company recognized approximately $653,000 and $1.3 million, respectively, in revenue from its management services agreement with OC-BVI. The Company also recognized approximately $485,000 and $372,000 in other income for the year ended December 31, 2005 and the nine months ended September 30, 2006, respectively, from a profit-sharing agreement it has with OC-BVI. As of September 30, 2006, loans to, and equity investment in, OC-BVI by the Company equaled approximately $13.6 million and the recorded value of the OC-BVI management services agreement, which is reflected as an intangible asset on the Company’s balance sheet, was approximately $856,000.
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
The Ministry is OC-BVI’s sole customer and substantially all of OC-BVI’s revenue is generated from its operations at the Baughers Bay plant. At September 30, 2006, the net book value of the Baughers Bay plant as reflected on OC-BVI’s balance sheet was approximately $2.6 million. For the year ended December 31, 2005 and the nine months ended September 30, 2006, we recognized approximately $1.4 million and $1.0 million, respectively, in income from its equity investment in the earnings of OC-BVI. For those same periods, we recognized approximately $653,000 and $1.3 million, respectively, in revenue from its management services agreement with OC-BVI. We also recognized approximately $485,000 and $372,000 in other income for the year ended December 31, 2005 and the nine months ended September 30, 2006, respectively, from a profit-sharing agreement we have with OC-BVI. As of September 30, 2006, loans to, and equity investment in, OC-BVI by us equaled approximately $13.6 million and the recorded value of the OC-BVI management services agreement, which is reflected as an intangible asset on our balance sheet, was approximately $856,000.
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
Since the expiration of the initial term of their bulk water supply agreement in May 1999, OC-BVI has supplied water to the British Virgin Islands Water and Sewerage Department under what it considers to be a month-to-month supply arrangement. Under this arrangement, the British Virgin Islands government could cease purchasing water from OC-BVI at any time. OC-BVI has made attempts in the past to negotiate a new water supply agreement, and in August 2006 preliminary discussions began for the renegotiation of this contract. However, this agreement may not be renewed and a new agreement may not be reached. If a new agreement is obtained, it may be on terms less favorable to OC-BVI than the current arrangement. For the year ended December 31, 2005 and the nine months ended September 30, 2006, we recognized approximately $1.4 million and $1.0 million, respectively, in income from our equity investment in the earnings of OC-BVI. For those same periods, we recognized approximately $653,000 and $1.3 million, respectively, in revenue from our agreement to provide management services to OC-BVI. We also recognized approximately $485,000 and $372,000 in other income for the year ended December 31, 2005 and the nine months ended September 30, 2006, respectively, from a profit-sharing agreement we have with OC-BVI. As of September 30, 2006, our loans to, and equity investment in, OC-BVI equaled approximately $13.6 million and the recorded value of our management services agreement, which is reflected on our balance sheet as an intangible asset, was approximately $856,000. In the event that the British Virgin Islands government ceased purchasing water from OC-BVI, or entered into a new contract with OC-BVI on less favorable terms than the existing supply arrangement, the values of our investment in OC-BVI, loan to OC-BVI and OC-BVI intangible asset would decline, and we could be required to record impairment charges to reduce the carrying values of these assets. Such impairment charges would reduce our earnings and could have a significant adverse impact on our results of operations and financial condition.
The British Virgin Islands government has asserted a purported right of ownership of OC-BVI’s Baughers Bay plant. If this right is found to be enforceable and is exercised by the government, OC-BVI will lose ownership of the Baughers Bay plant.
In October 2006, the British Virgin Islands government notified OC-BVI that it was asserting a purported right of ownership of OC-BVI’s desalination plant in Baughers Bay, Tortola pursuant to the terms of a water supply agreement dated May 1990 (or the 1990 Agreement) and invited OC-BVI to submit a proposal for its continued involvement in the production of water at the Baughers Bay plant. While OC-BVI believes that the government’s claim can be resolved to the satisfaction of both parties through the negotiation of a new agreement, we cannot assure you that the government shares this belief or that such a result will occur. For the year ended December 31, 2005 and the nine months ended September 30, 2006, we recognized approximately $1.4 million and $1.0 million, respectively, in income from our equity investment in the earnings of OC-BVI. For those same periods, we recognized approximately $653,000 and $1.3 million, respectively, in revenue from our agreement to provide management services to OC-BVI. We also recognized approximately $485,000 and $372,000 in other income for the year ended December 31, 2005 and the nine months ended September 30, 2006, respectively, from a profit-sharing agreement we have with OC-BVI. As of September 30, 2006, our loans to, and equity investment in, OC-BVI equaled approximately $13.6 million million and the recorded value of our management services agreement, which is reflected on our balance sheet as an intangible asset, was approximately $856,000. If the government’s right of ownership under the 1990 Agreement is found to be enforceable, OC-BVI may be forced to accept a water supply arrangement with the government on less favorable terms, and if the government exercises its purported right, OC-BVI could lose ownership of the Baughers Bay plant. In either case, the value of our OC-BVI-related assets would decline, and we could be required to record impairment charges to reduce the carrying values of these assets. Such impairment charges would reduce our earnings and could have a significant adverse impact on our results of operations and financial condition.
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

Dated: November 22, 2006