Form 10-K
period 2006-12-31
CONSOLIDATED WATER CO LTD
filed 2007-03-16
CIK 928340

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transaction period from                      to
Commission File Number: 0-25248
CONSOLIDATED WATER CO. LTD.
(Exact name of Registrant as specified in its charter)

CAYMAN ISLANDS	N/A

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Regatta Office Park Windward Three, 4th Floor, West Bay Road P.O. Box 1114 GT
Grand Cayman, Cayman Islands	N/A

(Address of principal executive offices)	(Zip Code)
Registrant’s Telephone number, including area code: (345) 945-4277
Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:
Common Stock, $.60 Par Value	The NASDAQ Stock Market LLC (NASDAQ Global Select Market)
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this 10-K or any amendments to this Form 10-K. [Not Applicable]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated files and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐      Accelerated filer ☑      Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of common stock held by non-affiliates of the registrant, based on the closing sales price for the registrant’s ordinary shares, as reported on the NASDAQ Global Select Market on June 30, 2006, was $285,764,964.
As of March 9, 2007, 14,135,874 shares of the registrant’s ordinary shares were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE: None

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements, including but not limited to, statements regarding our future revenues, future plans, objectives, expectations and events, assumptions and estimates about. Forward-looking statements can be identified by use of the words or phrases “will”, “will likely result”, “are expected to”, “will continue”, “estimate”, “project”, “potential”, “believe”, “plan”, “anticipate”, “expect”, “intend”, or similar expressions and variations of such words. Statements that are not historical facts are based on our current expectations, beliefs, assumptions, estimates, forecasts and projections for our business and the industry and markets related to our business.
The forward-looking statements contained in this report are not guarantees of future performance and involve certain risks, uncertainties and assumptions which are difficult to predict. Actual outcomes and results may differ materially from what is expressed in such forward-looking statements. Important factors which may affect these actual outcomes and results include, without limitation, tourism and weather conditions in the areas we service, scheduled new construction within our operating areas, the economies of the U.S. and the areas we service, regulatory matters, availability of capital to repay debt and for expansion of our operations, and other factors, including those set forth under Part I, Item 1A. “Risk Factors” in this Annual Report.
The forward-looking statements in this Annual Report speak as of its date. We expressly disclaim any obligation or undertaking to update or revise any forward-looking statement contained in this Annual Report to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any forward-looking statement is based, except as may be required by law.
Unless otherwise indicated, references to “we,” “our,” “ours” and “us” refer to Consolidated Water Co. Ltd. and its subsidiaries.
Note Regarding Currency and Exchange Rates.
Unless otherwise indicated, all references to “$” or “US$” are to United States dollars.
The exchange rate for conversion of Cayman Island dollars (CI$) into US$, as determined by the Cayman Islands Monetary Authority, has been fixed since April 1974 at US$1.20 per CI$1.00.
The exchange rate for conversion of Belize dollars (BZE$) into US$, as determined by the Central Bank of Belize, has been fixed since 1976 at US$ 0.50 per BZE$1.00.
The exchange rate for conversion of Bahamian dollars (BAH$) into US$, as determined by the Central Bank of The Bahamas, has been fixed since 1973 at US$1.00 per BAH$1.00.
The exchange rate for conversation of Barbados dollars (BDS$) into US$ as determined by the Central Bank of Barbados has been fixed since 1975 at US$ 0.50 per BDS$1.00.
The official currency of the British Virgin Islands is the United States dollar.

PART I
ITEM 1. BUSINESS
Overview
We develop and operate seawater desalination plants and water distribution systems in areas where naturally occurring supplies of potable water are scarce or nonexistent. Through our subsidiaries and affiliate, we operate 13 reverse osmosis desalination plants and provide the following services to our customers in the Cayman Islands, Belize, Barbados, the British Virgin Islands and The Bahamas:
•	Retail Water Operations. We produce and supply water to end-users, including residential, commercial and government customers in the Cayman Islands and a resort in The Bahamas. In the Cayman Islands, we operate under an exclusive retail license issued by the government to provide water in two of the most populated and rapidly developing areas in the Cayman Islands. In 2006, our retail water operations generated approximately 47% of our consolidated revenues.

•	Bulk Water Operations. We produce and supply water to government-owned distributors in the Cayman Islands, Belize and The Bahamas. In 2006, our bulk water operations generated approximately 48% of our consolidated revenues.

•	Services Operations. We provide engineering and management services for desalination projects, including designing and constructing desalination plants and managing and operating desalination plants owned by other companies. In 2006, our services operations generated approximately 5% of our consolidated revenues.

•	Affiliate Operations. Our affiliate, Ocean Conversion (BVI) Ltd. (“OC-BVI”), produces and supplies bulk water to the British Virgin Islands Water and Sewerage Department. We account for our interests in OC-BVI using the equity method of accounting and do not consolidate OC-BVI’s operating results in our financial statements.
As of December 31, 2006, the number of plants we, or our affiliate, manage in each country and the production capacities of these plants are as follows:

Location	Plants	Capacity(1)
Cayman Islands	6	5.9
Bahamas	3	10.0
Belize	1	0.5
Barbados	1	1.3
British Virgin Islands	2	1.7	(2)

Total	13	19.4

(1)	In millions of U.S. gallons per day.

(2)	Owned and operated by OC-BVI. Does not include OC-BVI’s recently constructed Bar Bay plant that is currently not in use.

Strategy
Our strategy is to provide water services in areas where the supply of potable water is scarce and we believe the production of potable water by reverse osmosis desalination is, or will be, profitable. We have focused on the Caribbean basin and adjacent areas as our principal market because of the following attractive characteristics of these areas:
•	little or no naturally occurring fresh water;

•	limited regulations and taxes allowing for higher returns;

•	a large proportion of tourist properties, which historically have generated higher volume sales than residential properties; and

•	growing populations and tourism levels.
Although we are currently focused primarily on these areas, we believe that our potential market includes any location with a demand for, but a limited supply of, potable water. The desalination of seawater is the most widely used process for producing fresh water in areas with an insufficient natural supply. In addition, in many locations, desalination is the only commercially viable means to expand the existing water supply. We believe that our experience in the development and operation of reverse osmosis desalination plants provides us with a competitive advantage to successfully expand our operations.
Key elements of our strategy include:
•	Maximizing the benefits of our exclusive retail license on Grand Cayman. We plan to continue to increase operations within our exclusive retail license service area through organic growth and possible further investments, if opportunities become available.

•	Expanding our existing operations in the Cayman Islands, Belize, Barbados and The Bahamas. We plan to continue to seek new water supply agreements and licenses and focus on renewing our existing service contracts with extended terms and greater production levels.

•	Penetrating new markets where there is demand for potable water and where we believe production would be profitable. We plan to continue to seek opportunities to expand our operations into new markets including, but not limited to, markets throughout the Caribbean basin and Central America. We may pursue these opportunities either on our own or through joint ventures and strategic alliances.

•	Broadening our existing and future operations into complementary services, such as wastewater management. We continue to consider and pursue opportunities to leverage our water-related expertise to enter complementary service industries, such as wastewater management.
Our Company
We conduct our operations in the Cayman Islands, The Bahamas, Barbados, the British Virgin Islands, Belize and the United States through the following principal operating subsidiaries and affiliate:

•	Consolidated Water (Belize) Limited (or CW-Belize). In 2000, we acquired CW-Belize, (formerly Belize Water Limited), which has an exclusive contract to provide bulk water to Belize Water Services Ltd., a water distributor that serves residential, commercial and tourist properties in Ambergris Caye, Belize.

•	Cayman Water Company Limited (or Cayman Water). In 1998, we established Cayman Water, which operates under an exclusive retail license granted by the Cayman Islands government to provide water to customers within a prescribed service area, on Grand Cayman that includes the Seven Mile Beach and West Bay areas, two of the three most populated areas in the Cayman Islands. The only non-municipal public water utility on Grand Cayman, Cayman Water owns and operates three desalination plants on Grand Cayman.

•	Ocean Conversion (Cayman) Limited (or OC-Cayman). We acquired OC-Cayman which provides bulk water under various licenses and agreements to the Water Authority-Cayman, a government-owned utility and regulatory agency, which distributes the water to properties located outside our exclusive retail license service area in Grand Cayman. OC-Cayman operates three desalination plants owned by Water Authority-Cayman.

•	Consolidated Water (Bahamas) Limited (or CW-Bahamas). We acquired a 90.9% equity interest in CW-Bahamas (formerly Waterfields Company Limited), which provides bulk water under a long-term contract to the Water and Sewerage Corporation of The Bahamas, a government agency. CW-Bahamas’ second desalination plant, our largest, was substantially completed in July 2006.

•	Aquilex, Inc. In 2005, we established Aquilex, a United States company, which provides financial, engineering and supply chain management support services to our subsidiaries and affiliate.

•	Ocean Conversion (BVI) Ltd. (or OC-BVI). We acquired 50% of the voting stock of OC-BVI, a British Virgin Islands company, which sells bulk water on a month-to-month basis to the Government of The British Virgin Islands Water and Sewage Department. We own an overall 43.5% equity interest in OC-BVI and certain profit sharing rights that raise our effective interest in OC-BVI’s profits to 45.1%. OC-BVI also pays us fees for providing certain engineering and administrative services.

•	DesalCo Limited (or DesalCo). We acquired DesalCo, a Cayman Islands company, which provides management, engineering and construction services for desalination projects and is the exclusive Caribbean distributor of the DWEER energy recovery system, an advanced technology used to recapture energy from the discharged brine that is a by-product of the reverse osmosis desalination process. DesalCo is the parent company of DesalCo (Barbados) Ltd.

•	DesalCo (Barbados) Ltd. (or DesalCo-Barbados). We acquired DesalCo-Barbados, a wholly-owned subsidiary of DesalCo, with our acquisition of DesalCo. DesalCo-Barbados operates a desalination plant in St. James, Barbados for a private owner. In addition to our equity interest, DesalCo-Barbados pays us fees for providing engineering services.
In January 2007, our affiliate, Consolidated Water (Bermuda) Limited (“CW-Bermuda”) entered into a design, build and operate agreement with the Government of Bermuda for a desalination plant located on Tynes Bay along the northern coast of Bermuda. Under the agreement, CW-Bermuda, will construct the plant and operate it for a minimum of 12 months after its commissioning. We will loan CW-Bermuda the funds to construct the plant and we will manage the plant’s operations. We expect construction of the Tynes Bay plant to be completed in January 2008.
Our Operations
We have three principal business segments: retail water operations, bulk water operations and service operations. Through our retail water operations, we supply water to end-users, including residential, commercial and government customers. Through our bulk water operations, we supply water to distributors and commercial suppliers, including governments and wholesalers. Through our retail and bulk operations, we provide water to customers in the Cayman Islands, Belize, Barbados, the British Virgin Islands and The Bahamas. Through our services operations, we provide engineering and management services, which include designing and constructing desalination plants, and managing and operating plants owned by other companies.
For fiscal year 2006, our retail water, bulk water and service operations generated approximately 47%, 48% and 5%, respectively, of our consolidated revenues. For information about our business segments and geographical information about our operating revenues and long-lived assets, see Note 18 to our audited consolidated financial statements set forth under Item 8 of this Annual Report.
Retail Water Operations
For fiscal years 2006, 2005 and 2004, our retail water operations accounted for approximately 47%, 51% and 52%, respectively of our consolidated revenues. These operations are comprised of businesses in the Cayman Islands and The Bahamas that produce and supply water to end-users, including residential, commercial and government customers.
Retail Water Operations in the Cayman Islands
In the Cayman Islands, we sell retail water to a variety of residential and commercial customers through our wholly-owned subsidiary Cayman Water, which operates under an exclusive license issued to us by the Cayman Islands government under The Water Production and Supply Law of 1979. Pursuant to the license, we have the exclusive right to provide retail water within our licensed service area which includes Grand Cayman the Seven Mile Beach and West Bay areas, two of the three most populated areas in the Cayman Islands.

Under our exclusive license, we pay a royalty to the government of 7.5% of our gross water sales revenue. The selling price of water sold under the license, except for the prices under our agreements with the Hyatt Hotel and Britannia Golf Course and Safehaven Golf Course, varies depending upon the type and location of the customer and the monthly volume of water purchased. The license provides for an automatic adjustment for inflation or deflation on an annual basis, subject to temporary limited exceptions, and an automatic adjustment for the cost of electricity on a monthly basis. The Water Authority-Cayman, on behalf of the government, reviews and approves the calculations of the price adjustments for inflation and electricity costs. If we want to adjust our prices for any reason other than inflation or electricity costs, we have to request prior approval of the Cabinet of the Cayman Islands government. Disputes regarding price adjustments are referred to arbitration. Our last price increase, requested in June 1985, was granted in full.
Under our exclusive license, we must provide any requested piped water service within our exclusive retail license service area that is commercially feasible, as determined by the Cabinet of the Cayman Islands government. Where service is not considered commercially feasible, we may require the potential customer to contribute toward the capital costs of pipe-laying. We then repay these contributions to the customer, without interest, by way of a 10% discount on future billings for water sales until this advance in aid of construction has been repaid.
Unless renewed, our exclusive license expires in July 2010. Two years prior to the expiration of the license, we have the right to negotiate with the government to extend the license for an additional term. Unless we are in default under the license, the government may not grant a license to any other party without first offering the license to us on terms that are no less favorable than those which the government offers to a third party.
Facilities
Our retail operations in the Cayman Islands currently produce potable water at three reverse osmosis seawater conversion plants in Grand Cayman: our Governor’s Harbour plant, West Bay plant and Britannia plant. We own the land for our Governor’s Harbour and West Bay plants and have entered into a lease for the land for our Britannia plant which has more than 19 years remaining. The current production capacity of our Governor’s Harbour plant is 1.2 million U.S. gallons of water per day, and we are in the process of expanding the production capacity of this plant to 2.2 million U.S. gallons of water per day. We expect this expansion to be completed by mid-2007. The production capacities of the Britannia and West Bay plants are 750,000 and 710,000 U.S. gallons of water per day. Since the Governor’s Harbour and West Bay plants began production of water, they have consistently been capable of operating at or near their rated capacity. The Britannia plant was destroyed by Hurricane Ivan in September 2004 but was rebuilt and placed back in operation in October 2005.
Electricity to our plants is supplied by Caribbean Utilities Co. Ltd. (“CUC”), a publicly traded utility company. At all three plant sites from which we supply water to our distribution pipeline, we maintain diesel driven, standby generators with sufficient capacity to operate our distribution pumps and other essential equipment, but not our reverse osmosis desalination equipment, during any temporary interruptions in electricity supply. Feed water for the reverse osmosis units is drawn from deep wells with associated pumps on the properties. Reject water is discharged into brine wells on the properties at a deeper level than the feed water intakes.
Due to the substantial damage incurred as a result of Hurricane Ivan in September 2004 and the costs incurred by CUC to quickly restore power, CUC imposed a significant electricity rate surcharge which equated to an increase of 4.68% in the basic billing rate on all customers beginning August 1, 2005 and ending on July 31, 2008. We do not expect this event to have a material effect on our future financial results of operations.

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
Our pipeline system in the Cayman Islands covers the Seven Mile Beach and West Bay areas of Grand Cayman and consists of approximately 68 miles of PVC pipeline. We extend our distribution system periodically as property developments are completed. We have a main pipe loop covering a major part of the Seven Mile Beach area. We place extensions of smaller diameter pipe off our main pipe to service new developments in our service area. This system of building branches from the main pipe keeps construction costs low and allows us to provide service to new areas in a timely manner. During 2005 and 2006, we completed a number of small pipeline extensions into newly developed properties within our distribution system. Developers are responsible for laying the pipeline within their developments at their own cost, but in accordance with our specifications. When a development is completed, the developer then transfers operation and maintenance of the pipeline to us.
We have a comprehensive layout of our pipeline system, which is maintained using a computer-aided design system. This system is monitored with digital aerial photographs and a computer generated hydraulic model, which allows us to accurately locate pipes and equipment in need of repair and maintenance. It also helps us to plan extensions and upgrades.
Customers
We enter into standard contracts with hotels, condominiums and other properties located in our existing licensed area to provide potable water. In the Seven Mile Beach area, our primary customers are the hotels and condominium complexes that serve the tourist industry. In the West Bay area, our primary customers are residential homes.
Although adversely impacted in 2004 and 2005 by Hurricane Ivan, which struck the island in September 2004, development continues to take place on Grand Cayman, and particularly in our licensed area to accommodate both the growing local population and the tourism market. Because our license requires us to supply water to developments in our licensed area, the planning department of the Cayman Islands government routinely advises us of proposed developments. This advance notice allows us to manage our production capacity to meet anticipated demand. We believe that we have, or have contracted for, a sufficient supply of water to meet the foreseeable future demand.
We bill on a monthly basis based on metered consumption and bills are typically collected within 30 to 35 days after the billing date and receivables not collected within 45 days subject the customer to disconnection from water service. In 2006 and 2005, bad debts represented less than 1% of our total annual sales. Customers who have had their service disconnected must pay re-connection charges.

The following table sets forth our total number of customer connections and the volume of water sold in the Cayman Islands as of, and for the indicated years ended December 31:
Cayman Islands — Retail Water Customer Connections and Volume of Water Sold

	2006	2005	2004	2003	2002
Number of Customers Connections	4,300	3,800	3,600	3,300	3,100

Volume of Water Sold (U.S. Gallons, In Thousands):
Commercial	562,702	427,439	451,609	429,013	405,545
Residential	173,665	157,924	122,699	107,528	103,661
Government	12,789	8,929	7,584	6,164	13,789

Total	749,156	594,292	581,892	542,705	522,995
The table above does not precisely represent our actual number of customers or facilities that we serve. For example, in hotels and condominiums, we may only have a single customer who is the operator of the hotel or the condominium, but we actually supply water to all of the units within that hotel or condominium development. Of the customer connections indicated in the table above for 2006, 64% were residential, 35% were hotels, condominiums and other commercial customers and 1% were government facilities.
Historically, demand on our pipeline distribution has varied throughout the year. Demand depends upon the number of tourists visiting and the amount of rainfall during any particular time of the year. In general, the majority of tourists come from the United States during the winter months.
Before 1991, any owner of property within our licensed area could install water-making equipment for its own use. Since 1991, that option is only available to private residences, although water plants in existence prior to 1991 can be maintained but not replaced or expanded. We know of only one plant that continues to operate under such exemption at a hotel within our license area and we believe that the amount of water produced by this plant is insignificant to our operations.
Retail Water Operations in The Bahamas
In The Bahamas, we sell retail water through our South Bimini operation.
Facilities
We own and operate a reverse osmosis seawater conversion plant on South Bimini Island, The Bahamas, capable of producing 115,000 U.S. gallons of water per day.
Customers
We provide retail water to South Bimini International Ltd (“SBI”), a Bahamian company, pursuant to a water supply agreement entered into with SBI in 2000. Under our agreement, we provide potable water to Bimini Sands Resort, a marina and condominium development and Bimini Beach Hotel, a 40-room hotel. Under our agreement, SBI is committed to pay for a minimum of 3,000 U.S. gallons of water per customer per month (36,000 U.S. gallons per customer per year) on a take or pay basis for the Bimini Sands Resort. The price of water supplied is adjusted for inflation annually based on Bahamian and U.S. government indices, and adjusted monthly for changes in the cost of electricity. During 2006, we supplied SBI with 3.9 million U.S. gallons of water.

We believe that water sales in Bimini will continue to be cyclical. We expect that our sales will be higher during the summer months when tourists and fishermen arrive from the United States by boat, and when several large angling tournaments are traditionally held in Bimini. We expect that sales will be lower during winter months when the weather is not conducive to pleasure boat travel from the United States.
Retail Water Demand and Average Sales Prices
The table below sets forth the total volume of water we supplied to our retail water customers on a quarterly basis for the indicated years ended December 31:
Retail Water Total Volume by Quarter
(U.S. Gallons, In Thousands)

	2006	2005	2004	2003	2002
First Quarter	209,334	146,461	176,346	141,575	141,559
Second Quarter	213,570	159,745	175,813	144,134	146,488
Third Quarter	175,971	137,881	123,512	125,510	120,201
Fourth Quarter	156,640	154,972	110,754	134,957	119,231

Total	755,515	599,059	586,425	546,176	527,479
Our average sales prices of potable water sold to our retail water customers for the indicated years ended December 31 were:
Retail Water Average Sales Prices

	2006	2005	2004
Average Sales Price Per 1,000 U.S. Gallons	$23.82	$22.32	$20.62
Bulk Water Operations
For fiscal years 2006, 2005 and 2004, our bulk water operations accounted for approximately 48%, 45% and 44%, respectively, of our consolidated revenues and are comprised of businesses in the Cayman Islands, Belize, and The Bahamas. These businesses produce potable water from seawater and sell this water to governments and private customers.
Bulk Water Operations in the Cayman Islands
In the Cayman Islands, we sell bulk water through our wholly-owned subsidiary OC-Cayman.
Facilities
We operate three reverse osmosis seawater conversion plants in Grand Cayman that are owned by Water Authority-Cayman: the Red Gate Road plant, the Lower Valley plant and the North Sound plant, which have production capacities of approximately 1.3 million, 1.1 million and 0.8 million U.S. gallons of water per day, respectively. We are presently in the process of expanding the production capacity of the North Sound plant to approximately 1.6 million U.S. gallons of water per day. Each of these plants was damaged to varying degrees from Hurricane Ivan in September 2004 and was restored to fully operational status and production capacity in the fourth quarter of 2004. The plants that we operate for Water Authority-Cayman are located on land owned by the Cayman Islands government.

Customers
We provide bulk water on a take-or-pay basis to the Water Authority-Cayman, a government owned utility and regulatory agency, under various licenses and agreements. The Water Authority-Cayman in turn distributes that water to properties in the parts of Grand Cayman that are outside of our retail licensed area. During 2006, we supplied the Water Authority-Cayman with 951 million U.S. gallons of water.
In January 2001, we were granted a seven-year extension, effective December 2001, to the water supply license by the Cayman Islands government to supply desalinated water from the Red Gate Road plant through November 2008. Under the terms of this license, OC-Cayman is obligated to deliver to the Water Authority-Cayman the amount of water it demands or 1.2 million U.S. gallons of water per day on average each month, whichever is less.
In December 2001, we were granted a seven-year water supply license, effective November 2002, by the Cayman Islands government to supply desalinated water from the North Sound plant through November 2009. Under the terms of this license OC-Cayman is obligated to deliver to the Water Authority-Cayman the amount of water it demands or 713,000 U.S. gallons of water per day on average each month, whichever is less. In January 2007, we were granted an extension to this water supply license for a period of seven years by the Cayman Island government, effective on the date that we demonstrate that we can produce 1.6 million U.S. gallons of water per day of water from the North Sound plant. Under the terms of this extension, we are presently expanding production capacity of the North Sound plant to approximately 1.6 million U.S. gallons of water per day and anticipate completing this expansion by April 2007.
In August 2005, we were granted a seven-year extension to the water supply license, with effect from January 2006, by the Cayman Islands government to supply desalinated water from the Lower Valley plant through January 2013. Under the terms of this license, we increased the capacity of the Lower Valley plant to 1.1 million U.S. gallons of water per day in exchange for certain pricing changes.
Bulk Water Operations in Belize
In Belize, we sell bulk water through our wholly-owned subsidiary CW-Belize.
Facilities
We own the reverse osmosis seawater conversion plant in Belize and lease the land on which our plant is located from the Belize government at an annual rent of BZE$1.00. The lease, which was entered into in April 1993 and extended in January 2004, expires in January 2037. We recently expanded the production capacity of the plant to 470,000 U.S. gallons of water per day and expect further expansions to keep pace with an increasing demand for water by our customer.
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
Customers
We are the exclusive provider of water to Belize Water Services Ltd. (“BWSL”), which distributes the water through its own pipe line system to residential, commercial and tourist properties in Ambergris

Caye, Belize. BWSL distributes our water primarily to residential properties, small hotels, and businesses that serve the tourist market. The base price of water supplied, and adjustments thereto, are determined by the terms of the contracts, which provide for annual adjustments based upon the movement in the government price indices specified in the contract, as well as monthly adjustments for changes in the cost of diesel fuel and electricity. Demand is less cyclical than in our other locations due to a higher proportion of residential to tourist demand. During 2006, we supplied BWSL with 130.7 million U.S. gallons of water.
On September 17, 2003, we entered into an exclusive 23-year contract with BWSL to supply a minimum of 1.75 million U.S. gallons of water per week, or upon demand up to 2.1 million U.S. gallons per week, on a take or pay basis. This contract terminates on March 23, 2026. BWSL has the option to advise us no later than six months before the termination date that it wishes to renew the contract for a further 25-year period on the same terms and conditions.
On October 3, 2005, a controlling interest in BWSL was sold back to the Belize Government. This transaction effectively reversed the privatization of BWSL. We do not anticipate that this change in control of our customer will affect our contractual arrangement with BWSL.
Bulk Water Operations in The Bahamas
In The Bahamas, we sell bulk water through our majority-owned subsidiary, CW-Bahamas.
Facilities
We currently supply bulk water in The Bahamas from our Windsor plant and our Blue Hills plant. We supply water from our Windsor plant under the terms of a 15-year water supply agreement dated May 7, 1996. In October 2005, we temporarily expanded this plant’s capacity from 2.6 to 4.1 million U.S. gallons per day. During August 2006 we relocated some of the portable reverse osmosis units used to expand our Windsor plant to our retail water operations in the Cayman Islands, reducing our Windsor plant production capacity to 3.1 million U.S. gallons per day. We supply water from our Blue Hills plant under the terms of a twenty-year water supply agreement dated May 20, 2005. The Blue Hills plant was commissioned in July 2006 and is capable of producing 7.2 million U.S. gallons of potable water per day and is our largest seawater conversion facility to date.
Electricity to our plants is supplied by Bahamas Electricity Corporation. We maintain a standby generator with sufficient capacity to operate essential equipment at our Windsor and Blue Hills plants and are able to produce water with these plants during any temporary interruptions in the electricity supply.
Feed water for the reverse osmosis unit is drawn from deep wells with associated pumps on the property. Reject water is discharged into brine wells on the property at a deeper level than the feed water intakes.
Customers
We provide bulk water to the Water and Sewerage Corporation of The Bahamas (the “WSC”), which distributes the water through its own pipeline system to residential, commercial and tourist properties on the Island of New Providence. During 2006, CW-Bahamas supplied WSC with approximately 2.3 billion U.S. gallons of water.
We are required to provide the WSC with at least 16.8 million U.S. gallons per week of potable water from our Windsor plant, and the WSC has contracted to purchase at least that amount from us on a take-or-pay basis. This water supply agreement expires on the later of March 1, 2013 or after the plant has produced approximately 13.1 billion U.S. gallons of water. At the conclusion of the initial term, the WSC has the option to:

•	extend the term for an additional five years at a reduced rate specified in the agreement;

•	exercise a right of first refusal to purchase any materials, equipment and facilities that CW-Bahamas intends to remove from the site, and negotiate a purchase price with CW-Bahamas; or

•	require CW-Bahamas to remove all materials, equipment and facilities from the site.
Over the past three years, we have experienced various equipment failures and operational problems which caused us to incur penalties for not supplying minimum water volumes to the WSC. We also incurred penalties for not meeting diesel fuel and electricity efficiencies specified in our water sale agreement with the WSC. These penalties totaled $367,257, $571,349, and $313,408 in 2006, 2005, and 2004, respectively. We have undertaken a program to replace certain equipment prone to repetitive failure and to reduce the fouling tendency of the feed water to the plant.
We are required to provide the WSC with at least 33.6 million U.S. gallons per week of potable water from the Blue Hills plant, and the WSC has contracted to purchase at least that amount from us on a take-or-pay basis. This water supply agreement expires on the later of July 26, 2026 or after the plant has produced 35.0 billion U.S. gallons of water. At the conclusion of the initial term, the WSC has the option to:
•	extend the term for an additional five years at a reduced rate specified in the agreement;

•	exercise a right of first refusal to purchase any materials, equipment and facilities that CW-Bahamas intends to remove from the site, and negotiate a purchase price with CW-Bahamas; or

•	require CW-Bahamas to remove all materials, equipment and facilities from the site.
Our agreement with the WSC for the Blue Hills plant contains a non-revenue water (“NRW”) component that requires us to reduce the amount of water lost by the public water distribution system on New Providence Island over a one year period by 438 million U.S. gallons. Until such time as we can demonstrate to the WSC that we have achieved this reduction, we are required to provide 1.2 million U.S. gallons of water per day to the WSC from the Blue Hills plant at no cost to the WSC. We are solely responsible for the engineering, labor and materials costs incurred to effect the lost water reduction. We believe we will meet this NRW requirement by achieving the necessary reduction in lost water by the end of the third quarter of 2007.
Bulk Water Demand and Average Sales Prices
The table below sets forth the total volume of water we supplied to our bulk water customers on a quarterly basis for the indicated years ended December 31:
Bulk Water Total Volume By Quarter
(U.S. Gallons, In Thousands)

	2006	2005	2004	2003	2002
First Quarter	585,297	441,498	438,851	133,682	24,751
Second Quarter	684,452	456,625	458,455	208,107	30,206
Third Quarter	1,040,096	442,404	424,665	345,307	30,028
Fourth Quarter	1,044,701	506,892	424,434	414,404	27,552

Total	3,354,546	1,847,419	1,746,405	1,101,500	112,537

Our average sales prices of potable water sold to our bulk water customers for the indicated years ended December 31 were as follows:
Bulk Water Average Sales Prices

	2006	2005	2004
Average Sales Price Per 1,000 U.S. Gallons	$5.46	$6.35	$5.90
Services Operations
For fiscal years 2006, 2005 and 2004, our services operations accounted for approximately 5%, 4% and 4%, respectively, of our consolidated revenues and are comprised of businesses in the Cayman Islands and Barbados. These businesses provide engineering and management services, including designing and constructing desalination plants, and managing and operating plants owned by other companies.
Engineering and Management Services Operations
We provide management, engineering and construction services for desalination projects and are the exclusive agents for sales of DWEER™ energy recovery systems for desalination plants in the Caribbean basin until October 2009. DesalCo, which is recognized by suppliers as an original equipment manufacturer of reverse osmosis seawater desalination plants, also functions as the primary purchasing agent for our Company.
In 2003, DWEER Technology Ltd. (“DWEER Tech”), the owner of the DWEER™ technology, licensed the worldwide rights to the DWEER™ technology to Calder AG, a Swiss company. In February 26, 2004, we entered into a new exclusive Caribbean distributorship agreement with Calder AG for the DWEER™ technology, and amended the terms of our distributorship agreement with DWEER Tech. Our agreements with Calder AG and DWEER Tech were amended in 2005 to allow DesalCo to manufacture components for legacy DWEER™ systems that currently operate in the majority of our desalination facilities.
In late 2005, we established a wholly-owned U.S. subsidiary, Aquilex, Inc., to provide financial, engineering and supply chain support services to certain of our operating segments.
Services Operations in Barbados
In Barbados, we provide desalination services through our DesalCo and DesalCo-Barbados subsidiaries. Effective February 1, 2003, we acquired all of the issued and outstanding stock of DesalCo, which owned all of the issued and outstanding stock of DesalCo-Barbados. DesalCo-Barbados operates a desalination plant for Sandy Lane Properties Ltd. in St. James, Barbados.
Customers
Under the terms of a supply and operating agreement with Sandy Lane Properties Ltd., DesalCo constructed and operates a seawater desalination plant which provides irrigation water for several golf courses at the Sandy Lane Resort. Sandy Lane Properties Ltd. owns the plant and property and DesalCo operates the plant under the terms of a five-year operating agreement, which was to expire in January 2006 but was recently extended through June 2007.
In 2006, 2005 and 2004, we earned revenues of $430,309, $410,701 and $402,631, respectively, under this agreement.

Affiliate Operations
Our affiliate, OC-BVI, sells water to bulk customers in the British Virgin Islands. We own 50% of the voting shares of OC-BVI and have an overall 43.5% equity interest in the profits of OC-BVI. We also own separate profit sharing rights in OC-BVI that raise our effective interest in OC-BVI’s profits from 43.5% to 45.1%. Sage Water Holdings (BVI) Limited (“Sage”) owns the remaining 50% of the voting shares of OC-BVI and the remaining 54.9% interest in its profits. Under the Articles of Association of OC-BVI, we have the right to appoint three of the six directors of the OC-BVI. Sage is entitled to appoint the remaining three directors. In the event of a tied vote of the board, the President of the Caribbean Water and Wastewater Association, a regional trade association comprised primarily of government representatives, is entitled to appoint a junior director to cast a deciding vote.
We provide certain engineering and administrative services to OC-BVI for a monthly fee and a bonus arrangement which provides for payment of 4.0% of the net operating income of OC-BVI.
We account for our interests in OC-BVI using the equity method of accounting.
Customer
OC-BVI sells bulk water to the Government of The British Virgin Islands Water and Sewerage Department (“BVIW&S”), which distributes the water through its own pipeline system to residential, commercial and tourist properties on the islands of Tortola and Jost Van Dyke in the British Virgin Islands. During 2006, OC-BVI supplied BVIW&S with 470 million U.S. gallons of water from its desalination plant located at Baughers Bay, Tortola, in the British Virgin Islands.
Facilities
OC-BVI operates a seawater reverse osmosis plant at Baughers Bay, Tortola, in the British Virgin Islands, which has a production capacity of 1.7 million U.S. gallons per day. The plant has an advanced energy recovery system, generates its own electrical power on site using two large Caterpillar diesel driven generator units and also purchases electricity from the BVI Electric Co. to power ancillary equipment and provide building lighting.
In October 2006, we were notified by OC-BVI that the Ministry of Communications and Works of the Government of the British Virgin Islands (the “Ministry”) had asserted a purported right of ownership of OC-BVI’s Baughers Bay desalination plant pursuant to the terms of a Water Supply Agreement dated May 1990 (the “1990 Agreement”) and had invited OC-BVI to submit a proposal for its continued involvement in the production of water at the Baughers Bay plant in light of the Ministry’s planned assumption of ownership.
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
OC-BVI has informed us that it and the Ministry have been and continue to be involved in amicable discussions concerning a new contract for the Baughers Bay plant. OC-BVI has submitted a proposal to continue to supply water from the Baughers Bay plant and has indicated to us that it believes that the matter will be resolved to the satisfaction of both parties.
The Ministry is OC-BVI’s sole customer and substantially all of OC-BVI’s revenue is generated from its operations at the Baughers Bay plant. As of December 31, 2006, the net book value of the Baughers Bay plant as reflected on OC-BVI’s balance sheet was approximately $2.7 million. For each of the years ended December 31, 2006 and 2005, we recognized approximately $1.4 million in income from our equity investment in the earnings of OC-BVI. For those same periods, we recognized approximately $1.5 million and $653,000, respectively, in revenue from our management services agreement with OC-BVI. We also recognized approximately $508,000 and $485,000 in other income for the years ended December 31, 2006 and 2005, respectively, from the profit-sharing rights agreement we have with OC-BVI. As of December 31, 2006, our loans to, and equity investment in, OC-BVI equaled approximately $15.5 million and the recorded value of management services agreement with OC-BVI, which is reflected as an intangible asset on our balance sheet, was approximately $856,000.
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
OC-BVI has constructed a 600,000 U.S. gallon per day desalination plant in Bar Bay, Tortola at a cost of approximately $8.0 million. Pursuant to a loan agreement we loaned OC-BVI $3.0 million for the construction of this plant. Principal on this loan is due and payable on June 1, 2007 and interest accrues at LIBOR plus 3.5%. We may elect to extend the maturity date on this loan. OC-BVI constructed this plant in response to what it believes is an extreme shortage of, and a pressing demand for, potable water on the eastern end of Tortola and anticipates entering into a bulk water supply agreement with the British Virgin Islands government. However, OC-BVI does not presently have any type of agreement or understanding with the British Virgin Islands government, or any other potential customer, for the purchase of the water to be produced by its Bar Bay plant.
Reverse Osmosis Technology
The conversion of saltwater to potable water is called desalination. The two primary forms of desalination are distillation and reverse osmosis. Both methods are used throughout the world and technologies are improving to lower the costs of production. Reverse osmosis is a separation process in which the water from a pressurized saline solution is separated from the dissolved material by passing it over a semi-permeable membrane. An energy source is needed to pressurize the saline (or feed) water for pretreatment, which consists of fine filtration and the addition of precipitation inhibitors. Pre-treatment removes suspended solids, prevents salt precipitation and keeps the membranes free of microorganisms. Next, a high-pressure pump enables the water to actually pass through the membrane, while salts are rejected. The feed water is pumped into a closed vessel where it is pressurized against the membrane. As a portion of the feed water passes through the membrane, the remaining feed water increases in salt content. This remaining feed water is discharged without passing through the membrane. As the discharged feed water leaves the pressure vessel, its energy is captured by an energy recovery device which is used to pressurize incoming feed water. The final step is post-treatment, which consists of stabilizing the water, removing undesirable dissolved gases and adjusting the pH and chlorination to prepare it for distribution.
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
Raw Materials and Sources of Supply
All materials, parts and supplies essential to our business operations can normally be obtained from multiple sources, except for the DWEER™ energy recovery devices which are exclusively manufactured by Calder AG, a Swiss company, and which we use at the majority of plants. We do not manufacture any parts or components for equipment essential to our business. Our access to seawater for processing into potable water is granted through our licenses and contracts with governments of the various jurisdictions in which we have our operations.
Seasonal Variations in Our Business
Our operations are affected by the levels of tourism and are subject to seasonal variations in our service areas. Demand for our water in the Cayman Islands, Belize and Bimini, The Bahamas is affected by variations in the level of tourism and local weather, primarily rainfall. Tourism in our service areas is affected by the economies of the tourists’ home countries, primarily the United States and Europe, terrorist activity and perceived threats thereof, and increased costs of fuel and airfares. We normally sell slightly more water during the first and second quarters, when the number of tourists is greater and local rainfall is less, than in the third and fourth quarters. We do not believe that our operations in Nassau and Tortola will be subject to significant seasonal variations in demand. Our operation in Barbados has been subject to significant demand variations since Sandy Lane finished constructing their three golf courses in early 2003.
Government Regulations, Custom Duties and Taxes
Our operations and activities are subject to the governmental regulations and taxes of the countries in which we operate. The following summary of regulatory developments and legislation does not purport to describe all present and proposed regulation and legislation that may affect our businesses. Legislative or regulatory requirements currently applicable to our businesses may change in the future. Any such changes could impose new obligations on us that may adversely affect our businesses and operating results.
The Cayman Islands
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
The Cayman Islands have no local taxes on profits, income, distributions, capital gains or appreciation. We have exemptions from, or receive concessionaire rates of customs duties on capital expenditures for plant and major consumable spare parts and supplies imported into the Cayman Islands as follows:
• we do not pay import duty or taxes on reverse osmosis membranes, electric pumps and motors and chemicals, but we do pay duty at the rate of 10% of the cost, including insurance and transportation to the Cayman Islands, of other plant and associated materials and equipment to manufacture or supply water in the Seven Mile Beach or West Bay areas; and
• OC-Cayman pays all customs duties up to 10% with respect to materials and supplies imported for the Red Gate plant and is reimbursed amounts in excess of this percentage by the Water Authority-Cayman.
The stamp tax (4% — 7.5% depending on location) on the transfer of ownership of land in the Cayman Islands is a major source of revenue to the Cayman Islands government. To prevent stamp tax avoidance by transfer of ownership of the shares of a company which owns land in the Cayman Islands (as opposed to transfer of the land itself), The Land Holding Companies (Share Transfer Tax) Law was passed in 1976. The effect of this law is to charge a company, which owns land or an interest in land in the Cayman Islands, a tax based on the value of its land or interest in land attributable to each share transferred. The stamp tax calculation does not take into account the proportion which the value of a company’s Cayman land or interest bears to its total assets and whether the intention of the transfer is to transfer ownership or part of a company’s entire business or a part of its Cayman land or interest.
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
The Bahamas
The Bahamas is a constitutional parliamentary democracy with the Queen of England as the constitutional head of state. The basis of Bahamian law and legal system is the English common law tradition with a Supreme Court, Court of Appeals, and a Magistrate court.
We have not been granted any tax exemptions for our Bahamian operations. Bahamian companies are subject to an annual business license fee ranging from 1% to 2% of their gross revenues. We did not pay any business license fees to the Bahamian government in respect of our Bimini retail water operations since commencement of operations on July 11, 2001, other than contributions to the National Insurance Board Social Security Fund on behalf of our employees. On January 1, 2006 we transferred our Bimini assets to CW-Bahamas and expect to pay all applicable business license fees in connection with the Bimini operations for 2006 and in the future. We estimate our potential tax liability based on our gross revenues earned from commencement of operations through January 1, 2006 to be less than $11,000.
Belize
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
The Government of Belize has exempted CW-Belize from certain customs duties and all revenue replacement duties until April 18, 2026, and had exempted CW-Belize from company taxes until January 28, 2006. Belize levies a gross receipts tax on corporations at a rate varying between 0.75% and 25%, depending on the type of business, and a corporate income tax at a rate of 25% of chargeable income. Gross receipts tax payable amounts are credited towards corporate income tax. The Government of Belize recently implemented certain environmental taxes and a general sales tax effective 1 July 2006 and increased certain business and personal taxes and created new taxes effective March 1, 2005. Under the old tax structure without our exemption, we believe our business would be subject to a 1.25% gross receipts tax and income tax. Belize levies import duty on most imported items at rates varying between 0% and 45%, with most items attracting a rate of 20%. Under the terms of our water supply agreement with BWSL we are reimbursed by BWSL for all taxes and customs duties that we are required to pay.
Barbados
Barbados is an independent island nation that was initially occupied by the British in 1627. It remained a British colony until 1961 when it was granted internal autonomy. Barbados gained full independence in 1966 but remains a member of the British Commonwealth that appoints the Governor-General. The Governor-General approves members of the Cabinet on the advice of the prime minister. The parliament consists of the senate whose 21 members are appointed by the Governor General and the assembly whose 30 members are popularly elected to five-year terms. Barbados is an English common law jurisdiction with a Supreme Court.
The net income of DesalCo-Barbados is subject to a 33% Barbados corporate tax, and all dividend payments and supplier payments are subject to a Barbados withholding tax of 15%. DesalCo-Barbados pays for all customs duties due on parts and equipment for the plant since a concession on such duties held by Sandy Lane Properties Ltd. expired in March 2004. Value added taxes are paid by Sandy Lane Properties Ltd. DesalCo-Barbados has made all necessary tax filings and payments.
The British Virgin Islands
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

The British Virgin Islands imposes a corporate income tax at a rate of 15% of net income. However, OC-BVI, received an exemption, under the water supply agreement with The British Virgin Islands government, from all taxes, duties, levies and impositions on items, which it imports for the Baughers Bay plant.
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
Prior to our acquisition of OC-Cayman in February 2003, the market that we serviced under our exclusive license in the Cayman Islands consisted of Seven Mile Beach and West Bay, Grand Cayman, two of the three most populated areas in the Cayman Islands. The Cayman Islands Government, through Water Authority-Cayman, supplies water to parts of Grand Cayman, which are not within our licensed area, as well as to Little Cayman and Cayman Brac. We operate all the reverse osmosis desalination plants owned by Water Authority-Cayman on Grand Cayman and supply water under licenses and supply agreements held by OC-Cayman with Water Authority-Cayman.
According to the most recent information published by the Economics and Statistics Office of the Cayman Islands Government, the population of the Cayman Islands was estimated in December 2005 to be approximately 52,000. According to the figures published by the Department of Tourism Statistics Information Center, during the year ended December 31, 2006 tourist air arrivals increased by 59.3% and tourist cruise ship arrivals increased 7.3% over the same period in 2005.
The decline in air travel in 2005 was primarily due to Hurricane Ivan, which impacted the tourist industry throughout 2005. Total visitors for the year increased to 2.2 million from 2.0 million over the same period in 2005. We believe that our water sales in the Cayman Islands are more positively impacted by tourists that arrive by air than by those arriving by cruise ship, since cruise ship tourists generally only remain on island for one day or less.
Tourist air arrivals increased 17.7% and cruise ship arrivals increased 6.7% in January 2007 compared to the same period in 2006. At this time we are not able to determine whether this positive trend will continue through 2007.
In December 2005, the Ritz-Carlton Hotel, condominiums and golf course development began operations. This development is required to purchase potable water from us for the hotel and condominiums under the terms of our exclusive license agreement, but not for its golf course.
During 2002, the government of the Cayman Islands amended the Development and Planning Law to permit construction of buildings up to seven stories in certain zones within our license area, including commercial and hotel zones. Previously, buildings in these zones were only permitted to be built to three stories. We believe that this change in the law has and will continue to facilitate the development of certain properties within our license area that may have otherwise not developed under the old height restriction, and it has already facilitated the re-development of three existing properties, which have been demolished and are being re-built as multi-story structures.

Our current operations in Belize are located on Ambergris Caye, which consists of residential, commercial and tourist properties in the town of San Pedro. This town is located on the southern end of Ambergris Caye. Ambergris Caye is one of many islands located east of the Belize mainland and off the southeastern tip of the Yucatan Peninsula. Ambergris Caye is approximately 25 miles long and, according to the Belize National Population Census 2000, has a population of about 4,500 residents, which has increased approximately 144% over the past ten years. We provide bulk potable water to BWSL, which distributes this water to this market. BWSL currently has no other source of potable water on Ambergris Caye. Our contract with BWSL makes us their exclusive producer of desalinated water on Ambergris Caye though 2026.
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
Competition
Cayman Islands. Pursuant to our license granted by the Cayman Islands government, we have the exclusive right to provide retail water within our licensed service area on Grand Cayman. At the present time, we are the only non-municipal public water utility on Grand Cayman. The Cayman Islands government, through Water Authority-Cayman, supplies water to parts of Grand Cayman located outside of our licensed service area. Although we have no competition within our exclusive retail license service area, our ability to expand our service area is at the discretion of the Cayman Island government.

Prior to 1991, any owner of property within our exclusive retail license service area could install water-making equipment for its own use. Since 1991, that option is only available to private residences, although water plants in existence prior to 1991 can be maintained but not replaced or expanded. The Cayman Islands government, through Water Authority-Cayman, supplies water to parts of Grand Cayman outside of our licensed service area. We compete with such companies as GE Water, Enerserve/Veolia, and IDE for bulk water supply contracts with the Water Authority-Cayman.
Belize. On Ambergris Caye in Belize, our water supply contract with Belize Water Services Limited is exclusive, and Belize Water Services Limited can no longer seek contracts with other water suppliers, or produce water themselves, to meet their future needs in San Pedro, Ambergris Caye, Belize.
The Bahamas. On South Bimini Island in The Bahamas, we supply water to a private developer and do not have competitors. AquaDesign/GE operates a seawater desalination plant on North Bimini Island. We competed with companies such as GE Water, Enerserve/Veolia, IDE, Pridesa, Inima and Biwater for the new contract with the Bahamian government to build and operate a seawater desalination plant at Blue Hills, New Providence, Bahamas. We expect to compete with these companies and others for future water supply contracts in The Bahamas.
British Virgin Islands. In the British Virgin Islands, GE Water operates seawater desalination plants in West End and Sea Cows Bay, Tortola, and on Virgin Gorda and generally bids against OC-BVI for projects.
Barbados. DesalCo-(Barbados) operates a seawater desalination plant which provides irrigation water for several golf courses on the Sandy Lane Resort in St. James, Barbados. Ionics Inc. competed with us for this operating agreement. We expect that Ionics and other companies of comparable size and financial resources will compete with us for future agreements with the Sandy Lane Resort as well as any other agreements which we may seek in Barbados.
To implement our growth strategy outside our existing operating areas, we will have to compete with the same companies we competed with for the Blue Hills project in Nassau, Bahamas such as GE Water, Enerserve/Veolia, IDE, Pridesa, Inima and Biwater. These companies currently operate in areas in which we would like to expand our operations. These companies already maintain worldwide operations and have greater financial, managerial and other resources than our company. We believe that our low overhead costs, knowledge of local markets and conditions and our efficient manner of operating desalinated water production and distribution equipment will provide us competitive advantage on projects in the Caribbean basin and surrounding areas.
Environmental Matters
Cayman Islands. With respect to our Cayman Islands operations, although not required by local government regulations, we operate our water plants in accordance with guidelines of the Cayman Islands Department of Environment. We are licensed by the government to discharge concentrated seawater, which is a byproduct of our desalination process, into deep disposal wells.
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
Belize, The Bahamas, British Virgin Islands. With respect to our Belize and Bahamas operations, OC-BVI’s British Virgin Islands operations, we and OC-BVI are required by our water supply contracts to take all reasonable measures to prevent pollution of the environment. We are licensed by the Belize and Bahamian governments to discharge concentrated seawater, which is a byproduct of our desalination process, into deep disposal wells. OC-BVI is licensed by the British Virgin Islands government to discharge concentrated seawater into the sea. We operate our plants in a manner so as to minimize the emission of hydrogen sulfide gas into the environment. We are not aware of any existing or pending environmental legislation, which may affect our operations in Belize or The Bahamas or OC-BVI’s operations in the British Virgin Islands. To date we have not received any complaints from any regulatory authorities regarding hydrogen sulfide gas emission, nor any other matter relating to operations.
Barbados. We are not aware of any existing or pending environmental legislation which may affect our operations in Barbados.
Employees
As of February 28, 2007, we employed a total of 121 persons, 65 in the Cayman Islands, 20 in The Bahamas, 15 in the United States, six in Belize and four in Barbados. We also managed the 11 employees of OC-BVI in the British Virgin Islands. We have seven executive management personnel and 26 administrative and clerical employees. The remaining employees are engaged in engineering, purchasing, plant maintenance and operations, pipe laying and repair, leak detection, new customer connections, meter reading and laboratory analysis of water quality. None of our employees is a party to a collective bargaining agreement. We consider our relationships with our employees to be good.
Available Information
Our website address is www.cwco.com. Information contained on our website is not incorporated by reference into this annual report, and you should not consider information contained on our website as part of this Annual Report.
We have adopted a written code of conduct and ethics that applies to all of our employees and directors, including, but not limited to, our principal executive officer, principal financial officer, and principal accounting officer or controller, or persons performing similar functions. The code of conduct and ethics, the charters of the audit, compensation, and nomination committees of our Board of Directors, are available at the Investors portion of our website.
You may access, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, plus amendments to such reports as filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, on the website of the Securities and Exchange Commission (the “SEC”) as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. In addition, paper copies of these documents may be obtained free of charge by writing us at the following address: Consolidated Water Co. Ltd., P.O. Box 1114 GT, Regatta Business Park, Windward 3, 4th Floor, Grand Cayman, Cayman Islands, Attention: Investor Relations; or by calling us at (345) 945-4277.

ITEM 1A. RISK FACTORS
Investing in our ordinary shares involves risks. Prior to making a decision about investing in our ordinary shares, you should consider carefully the factors discussed below and the information contained in this Annual Report. Each of these risks, as well as other risks and uncertainties not presently known to us or that we currently deem immaterial, could adversely affect our business, operating results, cash flows and financial condition, and cause the value of our ordinary shares to decline, which may result in the loss of all or part of your investment.
Our exclusive license to provide water to retail customers in the Cayman Islands may not be renewed in the future.
In the Cayman Islands, we provide water to retail customers under a license originally issued to us in December 1979 by the Cayman Islands government that grants us the exclusive right to provide water to retail customers within our licensed service area. Our service area is comprised of an area on Grand Cayman that includes the Seven Mile Beach and West Bay areas, two of the three most populated areas in the Cayman Islands. For the year ended December 31, 2006, we generated approximately 47% of our consolidated revenue from our retail water operations conducted pursuant to our exclusive license. Our license expires in July 2010. If we are not in default of any terms of the license, we have a right of first refusal to renew the license on terms that are no less favorable than those that the government offers to any third party. If we are unable to renew our license or negotiate a new license on satisfactory terms, we could lose a significant portion of our current revenues and our results of operations, cash flows and financial condition could be adversely affected.
We rely on fixed-term water supply and/or service agreements with our bulk customers in the Cayman Islands, Belize, Barbados and The Bahamas, which may not be renewed or may be renewed on terms less favorable to us.
All of our bulk water supply agreements are for fixed terms ranging from seven to 23 years and with a range of approximately two to 20 years remaining. Upon expiration, these agreements may not be renewed or may be renewed on less favorable terms. In addition, certain of these agreements provide for our customers to acquire or automatically assume ownership of the related plant upon expiration of the contract term. If this occurs, we may no longer generate income from such plant. In instances where we own the plant that produces the water under an agreement that is not renewed or renewed with lower production quantities, we may not be able to find a new customer for the plant’s excess production capacity. If our fixed-term agreements are not renewed or are renewed on less favorable terms, our results of operations, cash flows and financial condition could be adversely affected.
The water supply agreement between the British Virgin Islands Water and Sewerage Department and our affiliate, OC-BVI, is on a month-to-month basis and could be cancelled or renegotiated on less favorable terms.
Since the expiration of the initial term of their bulk water supply agreement in May 1999, OC-BVI has supplied water to the British Virgin Islands Water and Sewerage Department under what it considers to be a month-to-month supply arrangement. Under this arrangement, the British Virgin Islands government could cease purchasing water from OC-BVI at any time. OC-BVI has made attempts in the past to negotiate a new water supply agreement, and in August 2006 preliminary discussions began for the renegotiation of this contract. However, this agreement may not be renewed and a new agreement may not be reached. If a new agreement is obtained, it may be on terms less favorable to OC-BVI than the current arrangement. For the year ended December 31, 2006 we recognized approximately $1.4 million in income from our equity investment in the earnings of OC-BVI. For this same period, we recognized approximately $1.5 million in revenue from our agreement to provide management services to OC-BVI. We also recognized approximately $508,000 in other income for the year ended December 31, 2006 from a profit-sharing agreement we have with OC-BVI. As of December 31, 2006, our loans to, and equity investment in, OC-BVI equaled approximately $15.5 million and the recorded value of our management services agreement, which is reflected on our balance sheet as an intangible asset, was approximately $856,000. In the event that the British Virgin Islands government ceased purchasing water from OC-BVI, or entered into a new contract with OC-BVI on less favorable terms than the existing supply arrangement, the values of our investment in OC-BVI, loan to OC-BVI and OC-BVI intangible asset would decline, and we could be required to record impairment charges to reduce the carrying values of these assets. Such impairment charges would reduce our earnings and could have a significant adverse impact on our results of operations and financial condition.
The British Virgin Islands government has asserted a purported right of ownership of OC-BVI’s Baughers Bay plant. If this right is found to be enforceable and is exercised by the government, OC-BVI will lose ownership of the Baughers Bay plant.
In October 2006, the British Virgin Islands government notified OC-BVI that it was asserting a purported right of ownership of OC-BVI’s desalination plant in Baughers Bay, Tortola pursuant to the terms of a water supply agreement dated May 1990 (or the “1990 Agreement”) and invited OC-BVI to submit a proposal for its continued involvement in the production of water at the Baughers Bay plant. While OC-BVI believes that the government’s claim can be resolved to the satisfaction of both parties through the negotiation of a new agreement, we cannot assure you that the government shares this belief or that such a result will occur. For the years ended December 31, 2006 and 2005 we recognized approximately $1.4 million and $1.4 million, respectively in income from our equity investment in the earnings of OC-BVI and approximately $1.5 million and $653,000 in revenue, respectively, from our agreement to provide management services to OC-BVI. We also recognized approximately $508,000 and $485,000 in other income for the years ended December 31, 2006 and 2005, respectively, from a profit-sharing agreement we have with OC-BVI. As of December 31, 2006, our loans to, and equity investment in, OC-BVI totaled approximately $15.5 million and the recorded value of our management services agreement, which is reflected on our balance sheet as an intangible asset, was approximately $856,000. If the government’s right of ownership under the 1990 Agreement is found to be enforceable, OC-BVI may be forced to accept a water supply arrangement with the government on less favorable terms, and if the government exercises its purported right, OC-BVI could lose ownership of the Baughers Bay plant. In either case, the value of our OC-BVI-related assets would decline, and we could be required to record impairment charges to reduce the carrying values of these assets. Such impairment charges would reduce our earnings and could have a significant adverse impact on our results of operations and financial condition.
We do not have sole control over our affiliate, OC-BVI. A divergence of our interests and the interests of OC-BVI’s other voting shareholder may adversely affect the operations of OC-BVI and in turn decrease the value of our investment in OC-BVI.
We own 43.5% of the equity and 50% of the voting shares of OC-BVI. We and Sage, which owns the remaining 50% of the voting shares, are each entitled to appoint three of the six directors of OC-BVI. If there is a tied vote of the directors on any matter, the president of the Caribbean Water and Wastewater Association, a regional trade association comprised primarily of government representatives, is entitled to appoint a temporary director to cast the deciding vote. As a result, although we provide operating management and engineering services to OC-BVI, we share the overall management of OC-BVI with Sage and do not fully control its operations. A divergence of our interests and the interests of Sage could adversely affect the operations of OC-BVI and in turn decrease the value of our investment in OC-BVI, in which case we could be required to record an impairment charge to reduce the carrying value of our investment in OC-BVI. Such an impairment charge would reduce our earnings and have a significant adverse impact on our result of operations and financial condition.
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
Our top two bulk water customers accounted for approximately 26% and 19% of our consolidated revenues for the year ended December 31, 2006. If either of these customers terminate or decide not to renew their contracts with us, or renew such contracts on terms that are less favorable to us, our results of operations and financial condition would be adversely affected.
If OC-BVI does not obtain a customer to purchase water to be produced at its Bar Bay plant currently under construction, it may not be able to recover the cost of its investment in the plant, which could adversely affect its operations and in turn decrease the value of our investment in OC-BVI.
OC-BVI has constructed a new desalination plant located on Bar Bay, Tortola, in the British Virgin Islands. The total cost for this plant is approximately $8.0 million. We have provided $3.0 million in loans for the construction of this plant as of December 31, 2006. OC-BVI has constructed this plant in response to what it believes is an extreme shortage of, and a pressing demand for, potable water on the eastern end of Tortola and anticipates entering into a bulk water supply agreement with the British Virgin Islands government. However, OC-BVI does not presently have any type of agreement or understanding with the British Virgin Islands government, or any other potential customer, for the purchase of the water to be produced by its Bar Bay plant. If such an agreement is not obtained, or is not obtained on sufficiently favorable terms, OC-BVI may not be able to recover the cost of its investment in this plant, in which case we may be required to record an impairment charge to reduce the carrying value of our loan to OC-BVI and our investment in OC-BVI. Such an impairment charge would reduce our earnings and could have a significant adverse impact on our results of operations and financial condition.

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
Our supply contract, through our subsidiary, CW-Bahamas, with the Water and Sewerage Corporation of The Bahamas (“WSC”) to supply water from our Windsor plant located on the island of New Providence in The Bahamas expires upon the earlier of either (i) March 2013 or (ii) CW-Bahamas’ supply of 13.1 billion gallons of water to the WSC. Since the plant was commissioned in 1996, fouling of its reverse osmosis membrane elements has occurred several times. From time to time since October 2004, we have been unable to deliver the minimum water volumes required under the contract because of mechanical equipment problems and membrane fouling. As a result, we have been subject to water rate decreases that decreased revenue by approximately $400,000, $600,000 and $300,000 in 2006, 2005 and 2004, respectively. We have implemented an extensive program to test and understand the cause of the membrane fouling and have expanded the production capacity of the Windsor plant in order to replace the production capacity that was lost because of membrane fouling. At present, we believe we have resolved the membrane fouling problem at the Windsor plant. However, membrane fouling may reoccur at the Windsor plant, and if we are unable to meet the production minimums due to this or other operating issues, we could be in technical default of the Windsor supply contract and subject to various adverse consequences, including further water rate decreases or cancellation of the contract by the WSC.
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
We may enter new markets in the future in which we do not have a contractual commitment for our products or existing customers.
Our strategy contemplates potential entry into new markets where we believe a demand for potable water exists beyond the current supply of potable water in those markets We may decide to enter such markets by building new reverse osmosis desalination plants before we have obtained a contract for the sale of water produced by the new plant or before we have established a customer base for the water produced by the new plant. If after completing such plant we are unable to obtain a contract or sufficient number of customers for the plant, we may be unable to recover the cost of our investment in the plant, which could have a material adverse effect on our financial condition, results of operations and cash flows.
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
Based on the advice of our Cayman Islands legal counsel, Myers and Alberga, we believe there is no reciprocal statutory enforcement of foreign judgments between the United States and the Cayman Islands, and that foreign judgments originating from the United States are not directly enforceable in the Cayman Islands. A prevailing party in a United States proceeding against us or our officers or directors would have to initiate a new proceeding in the Cayman Islands using the United States judgment as evidence of the party’s claim. A prevailing party could rely on the summary judgment procedures available in the Cayman Islands, subject to available defenses in the Cayman Islands courts, including, but not limited to, the lack of competent jurisdiction in the United States courts, lack of due service of process in the United States proceeding and the possibility that enforcement or recognition of the United States judgment would be contrary to the public policy of the Cayman Islands.
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
During the year ended December 31, 2006, the average daily trading volume of our ordinary shares was approximately 62,000 shares, a much lower trading volume than the stock of many other companies listed on the NASDAQ Global Select Market. A public trading market having the desired characteristics of depth, liquidity and orderliness depends on the presence in the market of willing buyers and sellers of our ordinary shares at any given time. This presence in turn depends on the individual decisions of investors and general economic and market conditions over which we have no control. As a consequence of the limited volume of trading in our ordinary shares, an investor in our stock may have difficulty selling a large number of our ordinary shares in the manner or at the price that might be attainable if our ordinary shares were more actively traded. In addition, as a result of our low trading volume, the market price of our ordinary shares may not accurately reflect their value.
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
We are subject to anti-takeover measures that may discourage, delay or prevent changes of control of Consolidated Water Co. Ltd.
Classified Board of Directors. We have a classified Board that consists of three groups of directors. Only one group of directors is elected each year. Our classified Board may increase the length of time necessary for an acquirer to change the composition of a majority of directors in order to gain control of our Board.
Option Deed. Our Board of Directors has adopted an Option Deed that is intended to improve the bargaining position of our Board of Directors in the event of an unsolicited offer to acquire our outstanding stock. Under the terms of the Option Deed, a stock purchase right is attached to each of our current or future outstanding ordinary shares issued prior to the time the purchase rights become exercisable, are redeemed or expire. The purchase rights will become exercisable only if an individual or group has acquired, or obtained the right to acquire, or announced a tender or exchange offer that if consummated would result in such individual or group acquiring beneficial ownership of 20% or more of our outstanding ordinary shares. Upon the occurrence of a triggering event, the rights will entitle every holder of our ordinary shares, other than the acquirer, to purchase our shares or shares of our successor on terms that would likely be economically dilutive to the acquirer. Under certain circumstances, instead of ordinary shares, our Board of Directors may issue cash or debt securities. Our Board of Directors, however, has the power to amend the Option Deed so that it does not apply to a particular acquisition proposal or to redeem the rights for a nominal value before they become exercisable. These features will likely encourage an acquirer to negotiate with our Board of Directors before commencing a tender offer or to condition a tender offer on our Board of Directors taking action to prevent the purchase rights from becoming exercisable. The Option Deed was extended by our Board in March 2007, through July 2017.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
Cayman Island Properties
Governor’s Harbour Plant
We own our Governor’s Harbour plant and the 8,745 square feet of buildings, which contain the water treatment facility, and operate and maintain the plant through our wholly-owned subsidiary OC-Cayman. The plant is located on 3.2 acres, including 485 feet of waterfront. The current water production capacity of our Governor’s Harbour plant is 1.2 million U.S. gallons per day. On this site we also have three 1.0 million U.S. gallon potable water storage tanks, which were constructed in 2003 to replace our previous 2.0 million U.S. gallon fabric-lined storage tanks. The property surrounding the facility has yet to be fully developed, although these areas are being developed for residential and tourist accommodations.
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
Britannia Plant
On February 1, 2002, we purchased the Britannia seawater desalination plant in Grand Cayman, which consists of four seawater reverse osmosis production units with a combined nominal production capacity of 440,000 U.S. gallons of water per day, an 840,000 U.S. gallon bolted steel water tank, potable water high service pumps, and various ancillary equipment to support the operation. We have entered into a lease of the 0.73 acre site and steel frame building, which houses the plant, from Cayman Hotel and Golf Inc., for a term of 25 years at an annual rent of $1.00. In September, 2004 the seawater reverse osmosis production units and potable water high service pumps were destroyed by Hurricane Ivan. The depreciated value of this equipment was written off in 2004 and the full cost of replacement was funded from the proceeds of an insurance settlement. The production capacity of the plant has been expanded to 750,000 U.S. gallons per day and was re-commissioned in October 2005.
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

OC-Cayman Properties
Following completion of our acquisition of all of the outstanding stock of each of DesalCo and OC-Cayman, we assumed operational control over four water production plants in the Cayman Islands, one of which we already owned, but had contracted with OC-Cayman to operate until December 2004.
Red Gate Road Plant
Under the terms of the water production and supply license between OC-Cayman and the government of the Cayman Islands, OC-Cayman is allowed to use the property on which the plant is located to produce approximately 1.3 million U.S. gallons of desalinated water per day for sale to the Water Authority-Cayman. OC-Cayman owns all of the buildings, equipment feed water wells and brine disposal wells with the exception of the piping from the wells to the plant (including feed water and brine disposal) and the main electrical service disconnect, both of which are owned by Water Authority-Cayman. The property on which the plant is located is also owned by Water Authority-Cayman. The plant was originally powered only by electricity, but was upgraded in 1994 to include diesel driven high-pressure pumps. Upon expiration of the water production and supply license on November 30, 2008, Water Authority-Cayman will take possession of the plant for no consideration. This license was extended in November 2001 for a period of seven years and no further extension options are included in the present license.
Lower Valley Plant
OC-Cayman provided the plant and equipment to Water Authority-Cayman under a vendor-financed sale and operating agreement which has been extended on two occasions. OC-Cayman operates the electrically-powered 1,100,000 U.S. gallons per day rated plant and supplied approximately 951,000 U.S. gallons of desalinated water per day to Water Authority-Cayman.
In 2005 Water Authority-Cayman accepted our proposal to increase the capacity of the Lower Valley plant to 1.06 million U.S. gallons per day in exchange for a seven-year extension of the license.
OC-Cayman leases the property on which the plant is located from Water Authority-Cayman for a minimal annual rent for the duration of the operating agreement, which originally was set to expire on March 9, 2006, but was extended with the seven-year extension of the license. Responsibility for operation of the plant passes to Water Authority-Cayman upon expiration of the lease-purchase and operating agreement.
North Sound Plant
Construction of this plant was completed in November 2002. OC-Cayman provided the plant and equipment to Water Authority-Cayman under a seven-year vendor-financed sale and operating agreement. OC-Cayman operates the electrically powered plant and supplies approximately 792,000 U.S. gallons of desalinated water per day to Water Authority-Cayman. OC-Cayman leases the property on which the plant is located from Water Authority–Cayman for a minimal annual rent, for the duration of the sale and operating agreement. The sale and operating agreement and property lease were recently extended and are expected to expire in the first quarter of 2014. Responsibility for operation of the plant passes to Water Authority-Cayman upon expiration of the sale and operating agreement.

Belize Properties
We own our San Pedro water production facility in Ambergris Caye, Belize. The plant consists of a one story concrete block building, which contains a seawater RO water production plant with a production capacity of 465,000 U.S. gallons per day. We lease from the Government of Belize at an annual rent of BZ$1.00, land on which our plant is located. The lease commenced on April 27, 1993 and expires in 2026.
Bahamas Properties
We own the water production facility in South Bimini. The facility consists of a 250,000 U.S. gallon bolted steel potable water tank and two 40 foot long standard shipping containers which contain a seawater reverse osmosis production plant with a rated capacity of 115,000 U.S. gallons per day, a high service pump skid and an office. The facility is located on a parcel of land owned by South Bimini International Ltd., and we are allowed, under the terms of our agreement, to utilize the land for the term of the agreement without charge.
We own a water production facility, the Windsor plant, located in Nassau, New Providence, with a production capacity of 2.6 million U.S. gallons per day. The plant is powered by a combination of diesel engine-driven high-pressure pumps, and electrical power purchased from the Bahamas Electricity Corporation to power all other loads in the plant. The plant is contained within a 13,000 sq. ft. concrete and steel building that also contains a warehouse, workshop and offices. It is located on land owned by the Water and Sewerage Corporation of The Bahamas and our 15 year water sales agreement gives us a license to use the land throughout the term of that agreement.
In July 2006, we substantially completed construction of a second water production facility in Nassau, New Providence: the Blue Hills plant. With a production capacity of 7.2 million U.S. gallons per day this plant is the largest desalination plant we have built or operated to date. The plant is powered by a combination of diesel engine-driven high-pressure pumps, and electrical power purchased from the Bahamas Electricity Corporation to power all other loads in the plant. The plant is contained within a 16,000 sq. ft. concrete and steel building that also contains a warehouse, workshop and offices. It is located on land owned by the Water and Sewerage Corporation of The Bahamas and our 20 year water sales agreement gives us a license to use the land throughout the term of that agreement.
U.S. Property
In July 2005, the Company guaranteed the financial obligations of a five year lease for about 7,200 square feet for Aquilex, Inc., a wholly-owned subsidiary of the Company incorporated in the United States for the purpose of providing financial, engineering and supply chain management support services to operating segments of the Company.

ITEM 3. LEGAL PROCEEDINGS
On November 17, 2006, Gruppozecca Bahamas Limited ("GBL") filed a Statement of Claim in the Supreme Court of the Commonwealth of the Bahamas against CW-Bahamas, seeking damages in excess of $950,000 for CW-Bahamas alleged breach of its obligations under an agreement between GBL and CW-Bahamas relating to the construction of our Blue Hills desalination plant in the Commonwealth of the Bahamas. We believe that the claims made by GBL against CW-Bahamas are without merit, and intend to vigorously defend against such claims.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
No matter was submitted during the fourth quarter of the fiscal year covered by this Annual Report to a vote of security holders, through the solicitation of proxies or otherwise.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our Class A common stock is listed on the NASDAQ Global Select Market and trades under the symbol “CWCO”. Listed below, for each quarter of the last two fiscal years, are the high and low sales prices for the common stock on the NASDAQ Global Select Market.

	High	Low
First Quarter 2006	$28.40	$19.85
Second Quarter 2006	31.32	23.40
Third Quarter 2006	28.09	21.13
Fourth Quarter 2006	28.62	23.51

First Quarter 2005	$17.00	$14.20
Second Quarter 2005	19.87	16.40
Third Quarter 2005	22.24	18.15
Fourth Quarter 2005	20.70	15.30
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
No trading market exists for our redeemable preferred shares, which are only issued to, or purchased by, long-term employees of our company and must be held by these employees for a period of four years before they vest.
On October 1, 2005, we issued 8,970 shares of common stock to our directors under the Non-Executive Directors’ Share Plan. On October 18, 2006, we issued 5,907 shares of common stock to our directors under the Non-Executive Directors’ Share Plan.
On September 27, 2005, the Company entered into a Second Deed of Amendment (the “Amendment”) to its Option Deed dated as of August 6, 1997 and as amended on August 8, 2005 between the Company and American Stock Transfer & Trust Company (the “Option Deed”).
The Option Deed granted to each holder of a common and preferred share an option to purchase one one-hundredth of a class B common share at an exercise price of $100.00, subject to adjustment. If an attempt to take over control of the Company occurs, each shareholder of the Company would be able to exercise the option and receive common shares with a value equal to twice the exercise price of the option. Under circumstances described in the Option Deed, as amended, instead of receiving common shares, the Company may issue to each shareholder (i) cash; (ii)other equity or debt securities of the Company; or

(iii) the equity securities of the acquiring company, as the case may be, with a value equal to twice the exercise price of the option.
Pursuant to the Amendment to the Option Deed, each holder of a common and redeemable preferred share has the option to purchase one one-hundredth of a class B common share at an exercise price of $50.00, subject to adjustment. The Amendment does not modify the Option Deed in any other material respect.
The options are attached to each common share and redeemable preferred share, and presently have no monetary value. The options will not trade separately from the Company’s shares unless and until they become exercisable. The options, which expire on July 31, 2017, may be redeemed, at the option of the Company’s board of directors, at a price of CI$.01 per option at any time until ten business days following the date that a group or person acquires ownership of 20% or more of the Company’s outstanding common shares.
Our 2,023,850 Bahamian Depository Receipts (“BDRs”) are listed and traded only on the Bahamian International Stock Exchange (“BISX”). Currently 404,770 shares of our common stock underlie the BDRs and are held in a custodial account in The Bahamas. The BDRs are subject to dividend payments in proportion to their relative value our common shares when and if declared.
Holders
On March 9, 2007, we had 835 holders of record of our common stock.
Dividends
We have paid dividends to owners of our ordinary shares and redeemable preference shares since we began declaring dividends in 1985 and these dividends have increased consistently since 1985. In the past our board of directors had established a policy, but not a binding obligation, that we would seek to maintain a dividend payout ratio in the range of 50% to 60% of net income, based on trailing earnings. As a result of the increasing capital requirements to support our growth and other considerations, our board has recently modified our dividend policy, and we will no longer seek to maintain a dividend payout based upon a percentage range of trailing earnings. Payment of any future cash dividends will depend upon our earnings, financial condition, cash flows, capital requirements and other factors our board deems relevant in determining the amount and timing of such dividends.
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

First Quarter 2006	$0.0600	Per Share
Second Quarter 2006	0.0600	Per Share
Third Quarter 2006	0.0600	Per Share
Fourth Quarter 2006	0.0600	Per Share

First Quarter 2005	$0.0575	Per Share
Second Quarter 2005	0.0600	Per Share
Third Quarter 2005	0.0600	Per Share
Fourth Quarter 2005	0.0600	Per Share
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
As discussed in Part I, Item 1, we were subject in the Cayman Islands to a stamp tax when our shares are transferred. Prior to our common shares becoming quoted in the United States, we paid this tax on private share transfers. We have never paid the tax on transfers of our publicly traded shares. Since 1994, we requested that the Cayman Islands government exempt us from the share transfer tax. On April 10, 2003, we received notice that the Cayman Islands government had granted an exemption from taxation for all transfers of our shares. The government has not, and we believe it is unlikely that government will, seek to collect this tax on transfers of our publicly traded shares during the period 1994 through April 10, 2003.
The information required by Item 201(d) of Regulation S-K is provided under Item 12 of this Annual Report.

ITEM 6. SELECTED FINANCIAL DATA
The table below contains selected financial data, expressed in U.S. dollars, derived from our audited consolidated financial statements for each of the years in the five-year period ended December 31, 2006. Our consolidated financial statements are prepared in accordance with the accounting principles generally accepted in the United States (“US-GAAP”). As a result, all financial information presented herein has been prepared in accordance with US-GAAP. This selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and with our consolidated financial statements and related notes thereto contained elsewhere in this Annual Report. Year-to-year comparisons of this selected financial data are significantly affected by our acquisitions. We acquired OC-Cayman, DesalCo, DesalCo-Barbados, and our interest in OC-BVI in February 2003. The operating results of Consolidated Water (Bahamas) Limited have been included in our financial statements since August 2003. The financial data for the year ended December 31, 2004 includes other income of approximately $591,000 related to insurance proceeds received in connection with Hurricane Ivan. Historical per share information set forth below has been retroactively adjusted to reflect our 2-for-1 stock split on August 25, 2005.

	For the year ended December 31,
	2006	2005	2004	2003	2002
Statement of Income Data:
Revenue	$38,229,208	$26,187,205	$23,281,413	$19,054,205	$12,154,689
Net Income	7,521,126	5,514,258	6,197,383	4,177,081	2,576,310

Balance Sheet Data:
Total Assets	138,961,343	88,365,191	70,825,049	68,562,126	25,507,637
Long Term Debt Obligations	23,500,593	19,378,212	12,856,226	16,633,437	2,074,609
Redeemable Preferred Stock	14,983	19,382	16,705	16,302	23,688

Dividends Declared Per Share	$0.24	$0.24	$0.23	$0.21	$0.21
Basic Earnings Per Share	$0.60	$0.47	$0.54	$0.43	$0.33
Weighted Average Number of Shares	12,440,195	11,767,573	11,474,264	9,834,366	7,939,722

Diluted Earnings Per Share	$0.59	$0.45	$0.53	$0.42	$0.32
Weighted Average Number of Shares	12,737,486	12,161,407	11,759,010	10,075,060	8,175,064

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
Our operations and activities are conducted at thirteen plants in four countries: the Cayman Islands, Belize, Barbados, and The Bahamas and in three business segments: retail, bulk and services. Our affiliate, OC-BVI sells bulk water to a customer in the British Virgin Islands. The following table sets forth the comparative combined production capacity of our retail, bulk and affiliate operations as of December 31 of each year.

Comparative Operations
2006				2005
Location	Plants	Capacity(1)		Location	Plants	Capacity(1)
Cayman Islands	6	5.9		Cayman Islands	6	5.5
Bahamas	3	10.0		Bahamas	2	4.2
Belize	1	0.5		Belize	1	0.4
Barbados	1	1.3		Barbados	1	1.3
British Virgin Islands	2	1.7	(2)	British Virgin Islands	2	1.7	(2)

Total	13	19.4		Total	12	13.1

(1)	In millions of U.S. gallons per day.

(2)	Owned and operated by our affiliate OC-BVI. Does not include OC-BVI’s recently constructed Bar Bay plant that is currently not in use.
Cayman Islands
We have been operating our business on Grand Cayman Island since 1973 and have been using RO technology to convert seawater to potable water since 1989. There is a limited natural supply of fresh water on the Cayman Islands. We currently have an exclusive license from the Cayman Islands government to process potable water from seawater and then sell and distribute that water by pipeline to Seven Mile Beach and West Bay, Grand Cayman. Our operations consist of six reverse osmosis seawater conversion plants which provide water to approximately 4,300 retail residential and commercial customers within a government licensed area and bulk water sales to the Water Authority-Cayman. Our pipeline system in the Cayman Islands covers the Seven Mile Beach and West Bay areas of Grand Cayman and consists of approximately 68 miles of polyvinyl chloride pipe. During 2006, we supplied approximately 749 million U.S. gallons (2005: 594 million U.S. gallons) of water to our retail water customers and 951 million U.S. gallons (2005: 878 million U.S. gallons) to our bulk customers in Grand Cayman.
Belize
Our Belize operation, which was acquired on July 21, 2000, consists of one reverse osmosis seawater conversion plant on Ambergris Caye, Belize, Central America capable of producing 465,000 U.S. gallons per day. We sell water to one customer, Belize Water Services Limited, which then distributes the water through its own distribution system to residential, commercial and tourist properties on Ambergris Caye. During 2006, we supplied approximately 131 million U.S. gallons (2005: 116 million U.S. gallons) of water to our Bulk water customer in Belize.
Bahamas
Our Bimini plant is capable of producing 115,000 U.S. gallons per day and provides potable water to Bimini Sands Resort and to the Bimini Beach Hotel. During 2006, we supplied approximately 6 million U.S. gallons (2005: 5 million U.S. gallons) of water to our retail water customer in Bimini, Bahamas.
As a result of our acquisition of CW-Bahamas in August 2003, we acquired an additional reverse osmosis seawater conversion plant in The Bahamas. CW-Bahamas produces potable water from two reverse osmosis seawater conversion plants, the Windsor plant and the Blue Hills plant, in New Providence and has a total installed capacity of 9.8 million U.S. gallons per day. CW-Bahamas supplies water on a take or pay basis to the Water and Sewerage Corporation of The Bahamas under long-term build, own and operate supply agreements. During 2006, we supplied approximately 2.3 billion U.S. gallons (2005: 853 million U.S. gallons) of water to the Water and Sewerage Corporation.
Barbados
The Barbados operation consists of a service agreement to operate one reverse osmosis seawater conversion plant with a capacity of 1.3 million U.S. gallons per day, which is owned by Sandy Lane Resort. This plant is operated by DesalCo-Barbados, the wholly-owned subsidiary of DesalCo. The plant provides water to the Sandy Lane Resort and during 2006 we produced approximately 100 million U.S. gallons (2005: 124 million U.S. gallons). This service agreement expired in January 2006 but has been extended through June 2007.
British Virgin Islands
We are in the market in the British Virgin Islands with an equity position in, and shared management of, OC-BVI. This affiliate produces potable water from one reverse osmosis seawater conversion plants in Tortola. This plant has a total installed capacity of 1.7 million U.S. gallons per day and provides water to the Department of Water and Sewerage of the Ministry of Communications and Works of the Government of the British Virgin Islands. During 2006, OC-BVI supplied approximately 470 million U.S. gallons (2005: 479 million U.S. gallons) of water to its bulk water customer.
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
Goodwill and other intangible assets: Goodwill represents the excess costs over fair value of the assets of an acquired business. Goodwill and intangible assets acquired in a business combination accounted for as a purchase and determined to have an indefinite useful life are not amortized, but are tested for impairment at least annually in accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets”. We periodically evaluate the possible impairment of goodwill. Management identifies its reporting units and determines the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units. We determine the fair value of each reporting unit and compare it to the carrying amount of the reporting unit. To the extent the carrying amount of the reporting unit exceeds the fair value of the reporting unit, we are required to perform the second step of the impairment test, as this is an indication that the reporting unit goodwill may be impaired. In this step, we compare the implied fair value of the reporting unit goodwill with the carrying amount of the reporting unit goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit to all the assets (recognized and unrecognized) and liabilities of the reporting unit in a manner similar to a purchase price allocation, in accordance with SFAS No. 141, “Business Combinations”. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. If the implied fair value is less than its carrying amount, the impairment loss is recorded. Our annual tests have resulted in no goodwill impairment.
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
Quarterly Results of Operations
The following table presents unaudited quarterly results of operations for the eight quarters ended December 31, 2006. We believe that all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly such quarterly information.

	For the year ended December 31, 2006
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Total revenue	$9,243,564	$9,626,979	$10,010,365	$9,348,300
Gross profit	4,773,348	4,409,485	3,808,822	2,622,151
Net income	3,078,011	2,522,029	1,247,040	674,046
Diluted earnings per share	0.24	0.20	0.10	0.05

	For the year ended December 31, 2005
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Total revenue	$6,057,485	$6,552,868	$6,204,386	$7,372,466
Gross profit	2,397,860	2,782,229	2,202,414	2,971,894
Net income	1,374,051	1,481,359	1,009,349	1,649,499
Diluted earnings per share	0.12	0.12	0.08	0.13
Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and accompanying notes included under Part II, Item 8 of this Annual Report
Year Ended December 31, 2006 Compared to Year Ended December 31, 2005
Consolidated Results
Net income for the year ended December 31, 2006 was $7,521,126 ($0.59 per share on a fully-diluted basis), up 36% from the $5,514,258 ($0.45 per share) reported for the year ended December 31, 2005.
The earnings improvement for 2006 reflects a substantial increase in consolidated gross profit attributable to revenue growth. Consolidated revenues for 2006 amounted to $38,229,208 as compared to $26,187,205 for 2005. Additional revenues were earned by all three business segments as retail sales, bulk sales and services revenues for 2006 exceeded those for 2005. Consistent with the growth in revenues, consolidated gross profit increased from $10,354,397 in 2005 to $15,613,806 in 2006. Please refer to “Results by Segment” below for a more detailed discussion of our revenues and gross profit for the year ended December 31, 2006.

General and administrative (“G&A”) expenses were $8,421,815 and $6,115,297 on a consolidated basis for 2006 and 2005, respectively. The majority of the increase in G&A expenses for 2006 is attributable to personnel costs, which exceeded those for the prior year by approximately $1.5 million. The personnel costs for our accounting, engineering and supply chain support office/subsidiary in Deerfield Beach, Florida that opened in November 2005 grew by approximately $713,000 from 2005 to 2006 and our Cayman subsidiaries incurred approximately $722,000 more in personnel costs in 2006 as a result of incremental hires, pay raises and bonus accruals. The overall growth in 2006 G&A expense also reflects increases in depreciation expense, insurance expense and directors’ expenses of approximately $177,000, $169,000 and $107,000, respectively and the other various G&A costs for our Deerfield Beach office, which exceeded those for 2005 by approximately $388,000.
Interest expense for 2006 was $1,886,518, as compared to $885,628 for 2005. The greater interest expense for 2006 reflects the increase in average outstanding borrowings in 2006 (which were incurred to complete construction of our Blue Hills plant in The Bahamas) and the cessation of the capitalization of interest costs for our Blue Hills plant upon the commissioning of that plant in July 2006.
Results by Segment
Retail Segment:
Revenues generated by our retail water operations were $18,003,456 and $13,372,103 for 2006 and 2005, respectively. The 35% increase in revenues from 2005 to 2006 resulted from increased demand in Grand Cayman, particularly in our Seven Mile Beach service area. By volume of gallons sold, our retail sales increased 26% in 2006 when compared to 2005. During 2005 our retail sales were adversely affected by the continuing impact of Hurricane Ivan, which damaged a number of hotel and tourist properties in September 2004, thereby reducing the level of tourism and the demand for water for most of 2005. Many of the damaged properties have reopened, new properties have been constructed, and consequently 2006 water demand in our Seven Mile Beach service area exceeded that for 2005.
In 2006 the retail segment generated $11,367,577 in gross profit (63% of sales), as compared to $8,002,553 (60% of sales) in 2005. Total 2006 gross profit for retail sales increased as compared to 2005 because of the increased retail water sales. Retail segment gross profit as a percentage of sales improved from 2005 to 2006 as output and revenues for the retail plants grew at a rate faster than overall plant operating costs, as a significant portion of these costs are relatively fixed.
Consistent with prior periods we record all non-direct G&A expenses in our retail business segment and do not allocate any of these non-direct costs to our other two business segments. Retail G&A expenses for 2006 were $7,086,511, up 33% from the $5,320,301 in retail G&A for 2005. The 2006 personnel costs of our accounting, engineering and supply chain support subsidiary in Deerfield Beach, Florida exceeded those for 2005 by approximately $713,000, and the other 2006 G&A expenses for this subsidiary exceeded 2005’s by approximately $465,000, as this subsidiary commenced its activities in the fourth quarter of 2005. The remainder of the 2006 growth in G&A expenses for the retail segment consists primarily of personnel costs for the other retail segment subsidiaries arising from incremental hires, pay raises and bonuses.
Bulk Segment:
Bulk water sales for 2006 and 2005 were $18,303,479 and $11,724,438, respectively. The growth in bulk sales from 2005 to 2006 of $6,579,041, or 56%, reflects added production capacity and reduced production penalties at the Windsor plant (which was temporarily expanded from October 2005 to August 2006) which increased 2006 sales for that plant by $610,119 from 2005. In addition, we recognized incremental sales of $4,707,399 for 2006 attributable to the opening our Blue Hills plant in July 2006 and increased sales of $1,068,656 to our customer, Water Authority-Cayman, in the Cayman Islands. The Bulk water sales includes revenues to the Water and Sewerage Corporation of The Bahamas (“WSC”) and the Water Authority-Cayman totaling $9,912,088 (2005: $4,594,570) and $7,088,782 (2005: $6,020,125), respectively, which represented 26% (2005: 18%) and 19% (2005: 23%) of total revenues, respectively.
The gross profit on our bulk water sales declined from 23% of sales for the nine months ended September 30, 2006 to 19% of sales for the year ended December 31, 2006. This decline in overall gross profit from the end of the third quarter to year end represents the impact of approximately $1.7 million in sales from our Blue Hills plant during the three months ended December 31, 2006 made at essentially a break even gross margin. Our agreement with the WSC for the Blue Hills plant contains a non-revenue water (“NRW”) component that requires us to reduce the amount of water lost by the public water distribution system on New Providence Island over a one year period by 438 million U.S. gallons. Until such time as we can demonstrate to the WSC that we have achieved this reduction, we are required to provide 1.2 million U.S. gallons of water per day to the WSC from the Blue Hills plant at no cost to the WSC. The costs associated with providing this free water to WSC are significant to overall plant operating costs and greatly reduced the overall gross margin on total water sales from the Blue Hills plant during the fourth quarter of 2006. The lack of gross margin on these sales made by the Blue Hills facility is attributable to higher operational costs related to plant start-up and our current obligations with respect to the NRW reduction component of the Blue Hills contract. We are taking aggressive actions to address these start-up issues and to complete the NRW project in order to reduce operating costs and improve the profitability of the Blue Hills operation. However the gross profit of our bulk water segment in future periods may continue to be adversely affected by the results for our Blue Hills plant.
Bulk segment gross profit for 2006 was $3,424,748, or 19% of sales, as compared to $1,892,329, or 16% of sales, for 2005. In 2006 total bulk segment gross profit dollars increased as compared to the prior year because of the increased bulk water sales. Gross profit for bulk water sales improved as a percentage of sales from 2005 to 2006 primarily due to operational efficiencies associated with the use of containerized units in the temporary expansion of the Windsor plant and to a lesser extent of the Lower Valley plant.
Bulk segment G&A expenses for 2006 and 2005 were $1,222,177 and $744,275 respectively. The overall increase in bulk G&A reflects increases in a variety of expense categories including personnel costs, insurance, and professional fees.
Services Segment:
Our 2006 revenues from services provided were $1,922,273 as compared to $1,090,664 for 2005. Service revenues rose from 2005 to 2006 as a result of increased engineering and design fees received from OC-BVI in connection with the construction of the Bar Bay plant.
The gross profit of $821,481 for 2006 exceeded the gross profit reported for this segment for 2005 by $361,966 as a result of increased design fees while maintaining relatively fixed operating costs.
G&A expenses for the services segment from 2006 to 2005 remained relatively unchanged at $113,127 and $50,721, respectively.
Net Income
Net income increased 36% from $5,514,258 to $7,521,126 for the year ended December 31, 2006 when compared to the same period in 2005.
Year Ended December 31, 2005 Compared to Year Ended December 31, 2004
Revenue
Total revenue increased by 12% from $23,281,413 to $26,187,205 for the year ended December 31, 2005 when compared to the same period in 2004.
Revenue from Retail increased 11% from $12,089,491 to $13,372,103 in 2005 when compared to 2004. This variation primarily reflected increased demand by residential customers in Grand Cayman,

particularly in the West Bay service area, which experienced a 29.0% increase in volume sales. We believe many residents relocated to West Bay in the wake of Hurricane Ivan’s damage in late 2004.
Revenue from bulk operations increased 14% from $10,303,074 to $11,724,438 for the year ended December 31, 2005 when compared to the same period in 2004. This increase was primarily the twofold result of additional consumption by our customer (Water Authority-Cayman) in the Cayman Islands and to a lesser extent increased consumption by our customer in Belize.
In addition, although we did experience higher revenue related to the recovery of energy costs at our Windsor plant in The Bahamas, this was more than offset by pricing adjustments of approximately $571,000 in 2005 and $313,000 in 2004 related to reduced deliveries associated with the fouling of RO membrane elements throughout 2005 and 2004.
Services revenue increased 23% from $888,848 to $1,090,664 for the year ended December 31, 2005 when compared to the same period in 2004 due to additional engineering fees charged to our affiliate, OC-BVI, for work on the Bar Bay plant in Tortola, British Virgin Islands.
Cost of Sales
Total cost of sales increased by 16% from $13,671,713 to $15,832,808 for the year ended December 31, 2005 when compared to the same period in 2004.
Cost of retail sales increased 2% from $5,250,372 to $5,369,550 for the year ended December 31, 2005 compared to the same period in 2004 due to additional variable costs associated with the 11% increase in sales.
Cost of bulk sales increased 26% from $7,798,225 to $9,832,109 for the year ended December 31, 2005 when compared to the same period in 2004. The increase in cost of sales is disproportionately higher than the corresponding increase in revenues due to the additional operating costs related to fouling of RO membrane elements and higher energy costs at our Windsor plant in The Bahamas.
Cost of sales from services increased by $8,033 (1.3%) for the year ended December 31, 2005 when compared to the same period in 2004 due to additional payroll expense and employee recruiting fees associated with the general expansion of our business.
Gross Profit
The gross profit margin decreased from 41 % to 40% for the year ended December 31, 2005 when compared to the same period in 2004, for the reasons explained above.
General and Administrative Expense
Total G&A expense increased by $894,706 (17.1%) from $5,220,591 to $6,115,297 for the year ended December 31, 2005 when compared to the same period in 2004. G&A was 23% and 22% of total revenue for the respective years ended December 31, 2005 and 2004.
Retail G&A increased by $1,019,385 (24%) from $4,300,916 to $5,320,301 for the year ended December 31, 2005 when compared to the same period in 2004 due to (i) an additional $400,000 in audit, accounting and legal fees involving the Sarbanes-Oxley internal control review and certification process, (ii) increase in the number of Director’s meetings held during the year, (iii) increased legal fees associated with our enhanced level of contract bidding, contract awards and financing initiatives and (iv) a general increase in expenses to support our higher level of activity. Our policy is and has been to allocate all non-direct corporate G&A to the retail segment.
Bulk G&A decreased $94,321 (11%) from $838,596 to $744,275 for the year ended December 31, 2005 when compared to the same period in 2004.
Services G&A decreased $30,358 to $50,721 for the 2005 year.
Other Income (Expense)
Total other income increased by 5% from $1,216,870 to $1,275,158 for the year ended December 31, 2005 when compared to the same period in 2004.
Although interest expense increased $202,884 due to rising LIBOR rates, this was more than offset by an increase in both profit sharing and equity income from the investment in OC-BVI, which has benefited from higher sales since the customer made significant repairs to their distribution system.
LIQUIDITY AND CAPITAL RESOURCES
Overview
Our sources of cash are operations, borrowings under our term loans and credit facilities and sales of our debt and equity securities.
Our cash flows from operations are derived from distributions from, and the management fees paid to us by, our operating subsidiaries. Cash flows from our subsidiaries’ operations are dependent upon the revenue amounts generated — which are affected by primarily by tourism, weather conditions, changes in our customer base, the timing and level of rate increases, overall economic conditions and other factors – and the timing of the collection of these revenues from our customers. Distributions from CW-Bahamas to us are subject to certain restrictions under the terms of its credit facility. See “Borrowings Outstanding – CW-Bahamas Credit Facility Refinancing”.
Our ability to access the debt and equity capital markets is impacted by our current and anticipated financial results, financial condition; existing level of borrowings; the terms of our debt agreements (including our compliance therewith), and the conditions in the debt and equity markets affecting our offerings.
Our primary uses of cash are construction costs and capital expenditures, including plant expansion and new plant construction. Other significant uses include payment of dividends, repayment of debt and pursuit of new business opportunities. In connection with the Government of Bermuda’s acceptance in October 2006 of our bid to design, build and operate the Tynes Bay desalination plant, we intend to loan necessary funds for construction to CW-Bermuda, which will construct and operate the plant under the expected terms of the definitive agreement.
Cash Flows for the Year Ended December 31, 2006
Our cash and cash equivalents increased from $11,955,589 at December 31, 2005 to $37,310,699 at December 31, 2006.

Cash Flows from Operating Activities
Operating activities provided net cash for the year ended December 31, 2006 of $11,574,025. This cash provided reflects net income generated for the year of approximately $7.5 million, as adjusted for various items which impact net income but do require an outlay of cash, such as depreciation and amortization, stock compensation, loss on early extinguishment of debt, and other items. An increase in accounts payable and other liabilities of $1,819,452 in 2006 was offset by growth in accounts receivable and inventory balances of $571,743 and $762,683, respectively.
Cash Flows used in Investing Activities
Our investing activities used $25,907,088 in net cash during the year ended December 31, 2006. Approximately $21.8 million was used to fund construction of our desalination plant at Blue Hills and other capital projects. We had miscellaneous other property additions of approximately $4.1 million. We loaned $2,200,000 to our affiliate, OC-BVI, during the year. We completed a rights offering for CW-Bahamas during the year that generated proceeds of $652,756 from the sale of minority interests in this subsidiary, received a distribution from OC-BVI of $757,500 and collected $770,276 on our loans receivable.
Cash Flows from Financing Activities
We obtained $39,688,173 in net cash from our financing activities during the year ended December 31, 2006. We completed an offering of 1,725,000 of our ordinary shares in December that raised approximately $40.1 million in net proceeds. We used approximately $8,785,714 of these proceeds to payoff our outstanding loan balance payable to Scotia Bank. In August we received $14,445,720 in net proceeds from our offering of $15,771,997 principal amount of 5.95% secured bonds. The exercise of stock options by some of our employees provided approximately $1.2 million, and we received $5,659,608 in cash under a line of credit which was repaid during the year. We made $4,263,730 in scheduled payments on our debt and paid dividends of $3.1 million during the year.
Financial Position
Our total assets increased from approximately $88.4 million at December 31, 2005 to $139.0 million at December 31, 2006.
Accounts receivable at December 31, 2006 were approximately $6.2 million, up almost $0.6 million from December 31, 2005. This increase in accounts receivable reflects incremental receivables of approximately $0.8 million for CW-Bahamas resulting from the added revenues generated by our Blue Hills plant.
Our inventory growth from approximately $2.0 million at December 31, 2005 to approximately $2.8 million at December 31, 2006 represents purchases for our Blue Hills plant and to support our overall increase in revenues.
Prepaid expenses and other current assets increased by approximately $241,000 from December 31, 2005 to December 31, 2006 due to prepaid insurance premiums and a utility deposit paid for the Blue Hills plant.
The substantial fluctuation in construction in progress and property, plant and equipment balances from December 31, 2005 to December 31, 2006 reflects the added construction costs incurred during the year for our Blue Hills plant and the completion of this plant during the quarter ended September 30, 2006. Under the contract for our Blue Hills plant, we were required to supply and install materials and equipment and to provide technical services in order to reduce the amount of water lost by the distribution system of the Water and Sewerage Corporation of The Bahamas. The costs incurred in connection with this component of our Blue Hills contract, which amounted to approximately $2.3 million at December 31, 2006 and are being amortized over the life of our Blue Hills contract, constitute the increase in our other assets balance to approximately $2.8 million at December 31, 2006.
Borrowings Outstanding
As of December 31, 2006, we had borrowings outstanding aggregating $24,654,660 that primarily consisted of term loans and bonds payable.
5.95% Secured Bonds
In August 2006, we issued $15,771,997 principal amount secured fixed rate bonds in a private offering and received net proceeds (excluding issuance costs and after the offering discount) of $14,445,720. These bonds bear interest at a rate of 5.95%, are repayable in quarterly principal and interest installments of $526,010 and mature in 2016. We have the right to redeem the bonds in full at any time after August 4, 2009 at a premium of 1.5% of the outstanding principal and accrued interest on the bonds on the date of redemption. As of December 31, 2006, $15,480,595 in principal amount was outstanding on these secured bonds.
Our obligations under the bonds are secured by fixed and floating charges (i) on all of our assets, including an equitable charge of all of the shares of Cayman Water, and (ii) on all of Cayman Water’s assets including its real estate. Cayman Water has also guaranteed our payment obligations under the bonds.
The trust deed for these bonds restricts our ability to enter into new borrowing agreements or any new guarantees without prior approval of the trustee and limits our capital expenditures, with the exception of capital expenditures to be incurred on certain defined projects, to $2,000,000 annually without prior approval by the trustee. The trust deed also contains financial covenants that require us to maintain a debt service coverage ratio of not less than 1.25 to 1, a ratio of long term debt to EBITDA (i.e. — earnings before interest, taxes, depreciation and amortization for the 12 months preceding the ratio calculation date) not greater than 2.5 to 1 and a ratio of long term debt to equity equal to or less than 1.5 to 1. As of December 31, 2006, we were in compliance with the covenants under the trust deed.
Consolidated Water (Bahamas) Limited (“CW-Bahamas”) Series A Bonds
In February 2005, The Bahamas government accepted CW-Bahamas’ bid to build the Blue Hills plant, temporarily expand our existing Windsor plant and to provide engineering services and equipment to reduce the amount of water that is lost throughout the Government’s pipeline distribution system on New Providence. To finance a portion of this project, in July 2005, CW-Bahamas sold $10,000,000 Series A bonds to Bahamian citizens and permanent resident investors in The Bahamas. The bonds mature on June 30, 2015 and accrue interest at the annual fixed rate of 7.5%. Interest is payable quarterly. CW-Bahamas has the option to redeem the bonds in whole or in part without penalty commencing after June 30, 2008. We have guaranteed CW-Bahamas repayment obligations upon an “event of default” as defined in the guarantee agreement. If we pay any amounts pursuant to the guarantee, we will be subrogated to all rights of the bondholders in respect of any such payments. The guarantee is a general unsecured obligation junior to our other secured obligations. As of December 31, 2006, $10,000,000 of the Series A bonds was outstanding.
CW-Bahamas Credit Facility
In October 2006, CW-Bahamas entered into a new $5.6 million credit facility with Royal Bank of Canada, replacing its previous $5.4 million credit facility with that lender. This credit facility consists of (i) a BAH$500,000 revolving working capital loan (the “Working Capital Revolver”); (ii) term loans of US$38,062 (“Term Loan A”) and BAH$127,276 (“Term Loan B,” together with Term Loan A, the “Term Loans”) and (iii) bank guarantees (the “Guarantees” ) totaling BAH$4.98 million. The obligations under the credit facility are secured by the assets CW-Bahamas. Borrowings under the Working Capital Revolver accrue interest at the Nassau Prime rate plus 1.50% per annum; borrowings under Term Loan A and Term Loan B accrue interest at the 90 day LIBOR rate plus 1.75% per annum and the Nassau Prime rate plus 1.50% per annum, respectively; and fees for the Guarantees equal 1.0% of the guarantee amounts, subject to annual renegotiation. Outstanding borrowings under the credit facility at December 31, 2006 include US$nil under the Term Loan A, BAH$92,498 under the Term Loan B and approximately BAH$4.88 million under the Guarantees. No amounts were outstanding under the Working Capital Revolver.
The credit facility contains certain covenants applicable to CW-Bahamas, including restrictions on additional debt, guarantees and sale of assets. The credit facility limits the payment of dividends by CW-Bahamas to available cash flow (as defined in the governing loan agreement). The credit facility also contains a financial covenant requiring CW-Bahamas to maintain a ratio of total liabilities to tangible net worth (each as defined in the loan agreement) of not greater than 2 to 1.
All obligations under the credit facility are repayable on demand by the Lender. Until demand is made, CW-Bahamas is required to repay any borrowings under the Term Loans in quarterly payments based on a ten year amortization schedule. The Guarantees expire annually or upon certain events as set forth in the loan agreement. CW-Bahamas was not in compliance with the liabilities to tangible net worth covenant as of December 31, 2006. CW-Bahamas repaid the term loans outstanding under this facility in March 2007.
Material Commitments, Expenditures and Contingencies
The following table summaries our contractual obligations as of December 31, 2006:

					2014 and
	Total	2007	2008 - 2010	2011 - 2013	Thereafter
Secured 5.95% bonds (1)	$19,442,438	$1,944,011	$5,876,837	$5,984,213	$5,637,377
Series A bonds (1)	16,562,500	937,500	2,250,000	2,250,000	11,125,000
Employment agreements	1,754,379	1,081,022	673,357	—	—
Operating leases	710,227	319,087	363,290	27,850	—
Other	442,126	189,307	202,819	—	50,000

(1)	Includes interest costs to be incurred.
In addition to the commitments in the table above, we estimate the costs as of December 31, 2006 to complete the expansion of the North Sound and Governor’s Harbour plants on Grand Cayman to be approximately $0.8 million and project that these costs will be incurred through the first quarter of 2007.

We have two contracts, one for our Windsor plant and one for our Blue Hills plant, to supply water to the Water and Sewer Corporation of the Government of The Bahamas (“WSC”). Each contract requires us to guarantee delivery of a minimum quantity of water per week. If we do not meet this minimum, we are required to pay to the WSC for the difference between the minimum and actual gallons delivered at a per gallon rate equal to the price per gallon that WSC is currently paying us under the contract. The Blue Hills and Windsor contracts expire in 2026 and 2013, respectively and require us to deliver 28.0 million imperial gallons and 14.0 million imperial gallons, respectively, of water each week. We are required to provide the WSC with performance and operating guarantees, in the form of bank-issued performance bonds, to secure any payments we may be required to make under the minimum delivery requirements of these contracts. As of December 31, 2006, a $1.91 million performance bond was outstanding for the Windsor plant, and a $2.97 million construction bond was outstanding for the Blue Hills plant and we expect to arrange the issuance of a performance bond for approximately $4.0 million for the Blue Hills plant sometime during 2007.
In January 2007, our recently formed affiliate, CW-Bermuda, signed a contract with the Government of Bermuda to design, build and operate a desalination plant at Tynes Bay on the northern coast of Bermuda. The project includes the desalination plant which will have a production capacity of 600,000 U.S. gallons per day, a standby electrical power plant and 1.27 miles of main water delivery pipelines. The plant design provides for a future increase in production capacity to 1.2 million U.S. gallons per day. CW-Bermuda will construct and operate the plant. Under the terms of the contract, CW-Bermuda is required to complete construction and commission the plant and pipeline by mid-December 2007 and will operate the plant for at least 12 months after commissioning. We have agreed to loan CW-Bermuda up to $7.5 million to complete construction of the project and have entered into a management agreement with CW-Bermuda to oversee construction of the plant and to operate the plant once it is completed. The total revenues to be received under this contract for the desalination plant and management agreement are estimated to be approximately $10.5 million.
Dividends
On January 31, 2006, we paid a dividend of $0.06 to shareholders of record on December 31, 2005, and on April 30, 2006, we paid a dividend of $0.06 to shareholders of record on March 31, 2006.
On July 31, 2006, we paid a dividend of $0.06 to shareholders of record on June 30, 2006, and on October 31, 2006 we paid a dividend of $0.06 to shareholders of record on September 30, 2006.
On January 31, 2007, we paid a dividend $0.06 to shareholders of record on December 31, 2006.
On March 5, 2007 our Board declared a dividend of $0.065 payable on April 30, 2007 to shareholders of record on March 31, 2007.
We have paid dividends to owners of our ordinary shares and redeemable preference shares since we began declaring dividends in 1985 and these dividends have consistently increased since 1985. In the past our board of directors had established a policy, but not a binding obligation, that we would seek to maintain a dividend payout ratio in the range of 50% to 60% of net income, based on trailing earnings. As a result of the increasing capital requirements to support our growth and other considerations, our board has recently modified our dividend policy, and we will no longer seek to maintain a dividend payout based upon a percentage range of trailing earnings. Payment of any future cash dividends will depend upon our earnings, financial condition, cash flows, capital requirements and other factors our board deems deem relevant in determining the amount and timing of such dividends.
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
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
Credit Risk
We are not exposed to significant credit risk on retail customer accounts in the Cayman Islands and Bimini, Bahamas, as our policy is to cease supply of water to customers whose accounts are more than 45 days overdue. Our primary exposure to credit risk is from bulk water sales customers in Belize, The Islands of The Bahamas, The British Virgin Islands, Barbados and the Cayman Islands. In addition, the entire balance of our loan receivable is due from the Water Authority-Cayman. Also, we have loaned $3.0 million to OC-BVI which is due to be repaid on June 1, 2007. We may elect to extend the maturity date on this loan
Interest Rate Risk
We are not exposed to significant interest rate risk. The annual interest rates on our Series A bonds and 5.95% bonds are fixed at 7.5% and 5.95%, respectively, and the remainder of our outstanding debt was repaid in March 2007.
Foreign Exchange Risk
All of our foreign currencies have fixed exchanged rates to the U.S. dollar. If any of these fixed exchange rates become a floating exchange rate, however, our results of operation could be adversely affected.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
   CONSOLIDATED WATER CO. LTD.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
Consolidated Water Co. Ltd
We have audited the accompanying consolidated balance sheets of Consolidated Water Co. Ltd. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholders’ equity and cash flows for the years ended December 31, 2006 and 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Consolidated Water Co. Ltd. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Consolidated Water Co. Ltd. ’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 13, 2007 expressed an unqualified opinion on management’s assessment of, and an unqualified opinion on the effectiveness of, internal control over financial reporting.
/s/ Rachlin Cohen & Holtz, LLP

Fort Lauderdale, Florida
March 13, 2007

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Consolidated Water Co. Ltd.:
We have audited the accompanying consolidated statements of income, stockholders’ equity, and cash flows of Consolidated Water Co. Ltd. and subsidiaries for the year ended December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Consolidated Water Co. Ltd. and subsidiaries for the year ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.
/s/ KPMG
George Town, Cayman Islands
April 15, 2005

CONSOLIDATED WATER CO. LTD.
CONSOLIDATED BALANCE SHEETS
(Expressed in United States dollars)

	December 31,
	2006	2005
ASSETS
Current assets
Cash and cash equivalents	$37,310,699	$11,955,589
Accounts receivable, net	6,231,718	5,659,975
Inventory	2,794,892	2,032,209
Prepaid expenses and other current assets	1,099,619	858,870
Current portion of loans receivable	735,632	669,855

Total current assets	48,172,560	21,176,498

Loans receivable	1,697,648	1,636,702
Property, plant and equipment, net	60,229,358	32,667,615
Construction in progress	3,339,011	12,172,402
Investment in and loans to affiliate	15,470,330	12,117,731
Intangible assets, net	3,670,559	4,491,501
Goodwill	3,587,754	3,568,374
Other assets	2,794,123	534,368

Total assets	$138,961,343	$88,365,191

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Dividends payable	$970,081	$828,709
Accounts payable and accrued liabilities	5,498,209	3,939,538
Current portion of long term debt	1,154,067	3,472,330

Total current liabilities	7,622,357	8,240,577

Long term debt	23,500,593	19,378,212
Security deposits and other liabilities	497,985	349,628
Minority interest in Consolidated Water (Bahamas) Limited	1,495,753	833,695

Total liabilities	33,116,688	28,802,112

Stockholders’ equity
Redeemable preferred stock, $0.60 par value. Authorized 200,000 shares; issued and outstanding 24,971 shares and 32,304 shares, respectively	14,983	19,382
Class A common stock, $0.60 par value. Authorized 19,680,000 shares; issued and outstanding 14,132,860 shares and 12,181,778 shares, respectively	8,479,716	7,309,066
Class B common stock, $0.60 par value. Authorized 120,000 shares; none issued or outstanding	—	—
Additional paid-in capital	76,071,710	35,367,037
Retained earnings	21,278,246	16,867,594

Total stockholders’ equity	105,844,655	59,563,079

Total liabilities and stockholders’ equity	$138,961,343	$88,365,191

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED WATER CO. LTD.
CONSOLIDATED STATEMENTS OF INCOME
(Expressed in United States dollars)

	For the year ended December 31,
	2006	2005	2004
Retail water sales	$18,003,456	$13,372,103	$12,089,491
Bulk water sales	18,303,479	11,724,438	10,303,074
Services revenue	1,922,273	1,090,664	888,848

Total revenues	38,229,208	26,187,205	23,281,413

Retail cost of sales	6,635,879	5,369,550	5,250,372
Bulk cost of sales	14,878,731	9,832,109	7,798,225
Services cost of sales	1,100,792	631,149	623,116

Total cost of sales	22,615,402	15,832,808	13,671,713

Gross profit	15,613,806	10,354,397	9,609,700

General and administrative expenses	8,421,815	6,115,297	5,220,591

Net insurance recovery from Hurricane Ivan	—	—	591,404

Income from operations	7,191,991	4,239,100	4,980,513

Other income (expense):
Interest income	304,945	208,375	81,560
Interest expense	(1,886,518)	(885,628)	(682,744)
Profit sharing income from affiliate	507,849	485,193	434,258
Other income	241,338	76,904	99,716
Equity in earnings of affiliate	1,402,249	1,390,314	1,284,080
Loss on early extinguishment of debt, net	(240,728)	—	—

Other income (expense), net	329,135	1,275,158	1,216,870

Net income	$7,521,126	$5,514,258	$6,197,383

Basic earnings per common share	$0.60	$0.47	$0.54

Diluted earnings per common share	$0.59	$0.45	$0.53

Weighted average number of common shares used in the determination of:
Basic earnings per share	12,440,195	11,767,573	11,474,264

Diluted earnings per share	12,737,486	12,161,407	11,759,010

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED WATER CO. LTD.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR EACH OF THE YEARS IN THE THREE YEAR PERIOD ENDED DECEMBER 31, 2006
(Expressed in United States dollars)

	Redeemable preferred				Additional		Total
	stock		Common stock		paid-in	Retained	stockholders’
	Shares	Dollars	Shares	Dollars	capital	earnings	equity
Balance at December 31, 2003	27,170	$16,302	11,374,020	$6,824,412	$26,794,836	$10,612,977	$44,248,527
Issue of share capital	5,448	3,269	128,174	76,905	412,818	—	492,992
Conversion of preferred shares	(4,776)	(2,866)	4,776	2,866	—	—	—
Net income	—	—	—	—	—	6,197,383	6,197,383
Dividends declared	—	—	—	—	—	(2,661,828)	(2,661,828)
Issue of options and share grants	—	—	—	—	94,820	—	94,820

Balance at December 31, 2004	27,842	16,705	11,506,970	6,904,183	27,302,474	14,148,532	48,371,894

Public offering of common shares, net of issuance costs	—	—	404,770	242,862	6,476,000	—	6,718,862
Issue of share capital	8,644	5,187	265,856	159,511	1,429,792	—	1,594,490
Conversion of preferred shares	(4,182)	(2,510)	4,182	2,510	—	—	—
Net income	—	—	—	—	—	5,514,258	5,514,258
Dividends declared	—	—	—	—	—	(2,795,196)	(2,795,196)
Issue of options and share grants	—	—	—	—	158,771	—	158,771

Balance at December 31, 2005	32,304	19,382	12,181,778	7,309,066	35,367,037	16,867,594	59,563,079

Public offering of common shares, net of issuance costs	—	—	1,725,000	1,035,000	39,104,899	—	40,139,899
Conversion of preferred shares	(12,244)	(7,346)	12,244	7,346	—	—	—
Issue of share capital	4,911	2,947	213,838	128,304	1,458,606	—	1,589,857
Net income	—	—	—	—	—	7,521,126	7,521,126
Dividends declared	—	—	—	—	—	(3,110,474)	(3,110,474)
Issue of options	—	—	—	—	141,168	—	141,168

Balance at December 31, 2006	24,971	$14,983	14,132,860	$8,479,716	$76,071,710	$21,278,246	$105,844,655

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED WATER CO. LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in United States dollars)

	For the year ended December 31,
	2006	2005	2004
Cash flows provided by operating activities
Net income	$7,521,126	$5,514,258	$6,197,383
Add (deduct) items not affecting cash
Depreciation and amortization	4,777,868	3,188,063	3,096,682
Stock compensation on share grants	372,425	256,032	155,388
Loss on early extinguishment of debt	240,728	—	—
Net loss on disposal of fixed assets	433,834	37,585	1,331,563
Undistributed income from affiliate	(1,910,098)	(1,875,508)	(1,718,338)
Minority interest expense (recovery)	(10,258)	(27,768)	52,259
(Increase) decrease in accounts receivable	(571,743)	(780,565)	(1,019,914)
(Increase) decrease in insurance claim receivable	—	1,932,905	(1,932,905)
(Increase) decrease in inventory	(762,683)	(402,861)	(83,163)
(Increase) decrease in prepaid expenses and other assets	(336,626)	(233,307)	(38,416)
Increase (decrease) in accounts payable and other liabilities	1,819,452	215,738	1,793,729

Net cash provided by operating activities	11,574,025	7,824,572	7,834,268

Cash flows provided by (used in) investing activities
Additions to property, plant and equipment and construction in progress	(25,887,620)	(18,172,679)	(2,695,887)
Distribution of income from affiliate	757,500	1,628,625	681,750
Proceeds from sale of minority interest in subsidiary, net	652,756	—	—
Loans to affiliate	(2,200,000)	(800,000)	—
Collections of loans receivable	770,276	887,789	1,098,732

Net cash provided by (used in) investing activities	(25,907,088)	(16,456,265)	(915,405)

Cash flows provided by (used in) financing activities
Dividends paid	(3,110,473)	(2,750,341)	(2,564,092)
Net proceeds from issuance of common shares	40,139,899	6,718,862	—
Net proceeds from issuance of 5.95% bonds	14,445,720	—	—
Proceeds from issuance of redeemable preference shares	18,191	31,035	7,410
Proceeds from exercises of stock options	1,244,280	1,321,155	425,014
Borrowings under line of credit	5,659,608	—	—
Line of credit repayment	(5,659,608)	—	—
Net proceeds from issuance of Series A bonds	—	9,788,491	—
Prepayment of long term debt	(4,263,730)	—	—
Principal repayments of long term debt	(8,785,714)	(3,738,828)	(3,807,211)

Net cash provided by (used in) financing activities	39,688,173	11,370,374	(5,938,879)

Net increase in cash and cash equivalents	25,355,110	2,738,681	979,984

Cash and cash equivalents at beginning of year	11,955,589	9,216,908	8,236,924

Cash and cash equivalents at end of year	$37,310,699	$11,955,589	$9,216,908

Supplemental disclosure of cash flow information
Interest paid in cash (net of capitalized interest of $375,000, $375,000 and $nil in 2006, 2005 and 2004, respectively)	$1,427,908	$777,262	$591,795

Interest received in cash	$95,032	$197,584	$81,560

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED WATER CO. LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Principal activity
Consolidated Water Co. Ltd., and its subsidiaries (collectively, the “Company”) use reverse osmosis technology to produce fresh water from seawater. The Company processes and supplies water to its customers in the Cayman Islands, Belize, Bahamas, and Barbados. The Company sells water to a variety of customers, including public utilities, commercial and tourist properties, residential properties and government facilities. The base price of water supplied by the Company, and adjustments thereto, are generally determined by the terms of the license and contracts, which provide for adjustments based upon the movement in the government price indices specified in the license and contracts, as well as monthly adjustments for changes in the cost of energy. The Company also provides engineering and design services and manages and operates plants owned by other companies.
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
Basis of consolidation: The consolidated financial statements include the accounts of the Company’s wholly-owned subsidiaries Cayman Water Company Limited, Consolidated Water (Belize) Limited (formerly, Belize Water Limited), Ocean Conversion (Cayman) Limited, DesalCo Limited, DesalCo (Barbados) Ltd, Aquilex, Inc. and its majority owned subsidiary Consolidated Water (Bahamas) Limited (formerly, Waterfields Company Limited). All inter-company balances and transactions have been eliminated.
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
Trade accounts receivable: Trade accounts receivable are recorded at invoiced amounts based on meter readings or minimum take-or-pay amounts per contractual agreements. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable balance. The Company determines the allowance for doubtful accounts based on historical write-off experience and monthly review of delinquent accounts. Past due balances are reviewed individually for collectibility and disconnection. Account balances are charged off against the allowance for doubtful accounts after all means of collection have been exhausted and the potential for recovery is considered by management to be remote.
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

CONSOLIDATED WATER CO. LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
2. Accounting policies (continued)
Loans receivable: Loans receivable relate to amounts advanced to customers to facilitate the construction of water desalination plants. The allowance for loan losses, if any, is the Company’s best estimate of the amount of probable credit losses in the Company’s existing loans and is determined on an individual loan basis.
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
Goodwill and intangible assets: Goodwill represents the excess costs over fair value of the assets of an acquired business. Goodwill and intangible assets acquired in a business combination accounted for as a purchase and determined to have an indefinite useful life are not amortized, but are tested for impairment at least annually in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 142 also requires that intangible assets with estimatable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets”. The Company periodically evaluates the possible impairment of goodwill. Management identifies its reporting units and determines the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units. The Company determines the fair value of each reporting unit and compares it to the carrying amount of the reporting unit. To the extent the carrying amount of the reporting unit exceeds the fair value of the reporting unit, the Company is required to perform the second step of the impairment test, as this is an indication that the reporting unit goodwill may be impaired. In this step, the Company compares the implied fair value of the reporting unit goodwill with the carrying amount of the reporting unit goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit to all the assets (recognized and unrecognized) and liabilities of the reporting unit in a manner similar to a purchase price allocation, in accordance with SFAS No. 141, “Business Combinations”. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. If the implied fair value is less than its carrying amount, the impairment loss is recorded. The Company’s annual impairment valuation resulted in no goodwill impairment.
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
Other assets: Under the terms of the contract with the Water and Sewerage Corporation of The Bahamas for the purchase of water from the Company’s Blue Hills desalination plant, the Company is required to reduce the amount of water lost by the public water distribution system on New Providence Island, The Bahamas, over a one year

CONSOLIDATED WATER CO. LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
2. Accounting policies (continued)
period by 438 million U.S. gallons. The Company is solely responsible for the engineering, labor and materials costs incurred to effect the reduction in lost water, which are capitalized and amortized on a straight-line basis over the remaining life of the Blue Hills contract. Such costs and related amortization are included in other assets and aggregated $2,333,993 and $49,759, respectively, at December 31, 2006.
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
Income taxes: The Company opened Aquilex, Inc. in the United States in 2005 and has accounted for income taxes under the provisions of SFAS No. 109, “Accounting for Income Taxes.” Prior to 2005, the Company was only located in jurisdictions where its operations were exempt from income taxes. Pursuant to SFAS No. 109, income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities, if any, are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided to the extent any deferred tax asset may not be realized.
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
Prior to January 1, 2006, the Company accounted for its stock-based compensation under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations (“APB 25”). Under APB No. 25, stock-based compensation cost was reflected in net income for grants of stock by the Company prior to fiscal year 2006 when the exercise prices for stock options granted by the Company were less than the market values of the underlying ordinary shares on the dates of the grants.
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

	2005	2004
Net income, as reported	$5,514,258	$6,197,383
Add stock-based employee compensation expense included in reporting net income	256,032	155,388
Deduct total stock-based employee compensation expense determined under fair-value-based method for all rewards	(330,308)	(216,346)

Pro forma net income	$5,439,982	$6,136,425

Earnings per share:
Basic – as reported	$0.47	$0.54
Basic – pro forma	$0.46	$0.53
Diluted – as reported	$0.45	$0.53
Diluted – pro forma	$0.45	$0.52

CONSOLIDATED WATER CO. LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
2. Accounting policies (continued)
Upon exercise of options, proceeds up to the par value of the stock issued are credited to ordinary share capital; any proceeds in excess of the par value of the stock issued are credited to additional paid in capital in the period in which the options are exercised.
Revenue and cost of sales: Customers are billed monthly based on meter readings performed at or near each month end and in accordance with contractual agreements which stipulate minimum monthly charges for water service. An accrual, where necessary, is made for water delivered but unbilled at year end when readings are not performed at the year end date. The accrual is matched with the direct costs of producing, purchasing and delivering water.
Consulting revenue is recognized on the accrual basis based upon time spent at agreed upon rates and is included under services revenue.
Interest income is recognized by the Company over the term of a loan based on the interest rate stated in the loan and is included in interest income.
Comparative figures: Certain prior year amounts have been adjusted to conform to the current year’s presentation. On August 25, 2005, the Company’s common stock began trading on a post-split 2-for-1 basis. The stock split reduced the par value of the Company’s common stock to $0.60 from $1.20. The record date was August 17, 2005. All shares and dividend amounts presented here have been retroactively adjusted to reflect the stock split. These adjustments have no impact on the net income of the Company.
3. Cash and cash equivalents
Cash and cash equivalents are not restricted as to withdrawal or use. As of December 31, the equivalent United States dollars are denominated in the following currencies:

	December 31,
	2006	2005
Bank accounts
United States dollar	$4,298,418	$2,303,660
Cayman Islands dollar	2,014,485	930,228
Bahamian dollar	664,626	1,356
Belize dollar	228,806	126,354
Barbadian dollar	104,364	88,824

	7,310,699	3,450,422

Short term deposits
United States dollar	30,000,000	—
Bahamian dollar	—	8,505,167

	30,000,000	8,505,167

Total cash and cash equivalents	$37,310,699	$11,955,589

CONSOLIDATED WATER CO. LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
4. Accounts receivable

	December 31,
	2006	2005
Trade accounts receivable	$6,053,612	$5,777,190
Other accounts receivable	340,227	90,015

	6,393,839	5,867,205

Allowance for doubtful accounts	(162,121)	(207,230)

	$6,231,718	$5,659,975

The activity for the allowance for doubtful accounts consisted of:

	December 31,
	2006	2005
Opening allowance for doubtful accounts	$207,230	$165,342
Provision for doubtful accounts	130,202	41,888
Accounts written off during the year	(175,311)	—

Ending allowance for doubtful accounts	$162,121	$207,230

Significant concentrations of credit risk are disclosed in Note 22.
5. Insurance claim
Hurricane Ivan struck the Cayman Islands in September 2004, damaging the Company’s seawater conversion plants and temporarily interrupting its operations. The recorded value of the property destroyed and the costs incurred to rebuild the Cayman Island operations amounted to $2,541,501. The Company received insurance recoveries of $3,132,905 (of which $1,932,905 was outstanding at December 31, 2004) for damaged property, rebuilding costs and lost profits, resulting in a net gain to the Company of $591,404 for the year ended December 31, 2004.
6. Inventory

	December 31,
	2006	2005
Water stock	$48,104	$44,624
Consumables stock	407,313	318,945
Spare parts stock	2,339,475	1,668,640

	$2,794,892	$2,032,209

CONSOLIDATED WATER CO. LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
7. Loans receivable

	December 31,
	2006	2005
Due from Water Authority-Cayman: Original loan of $1,216,000, non-interest bearing, in monthly installments of $14,476 to November 30, 2008. Loan secured by Red Gate plant, machinery and equipment.	$332,952	$506,667

Due from Water Authority-Cayman: Two loans originally aggregating $1,168,600, bearing interest at 5% per annum, receivable in combined monthly installments of principal and interest of $16,516 to March 2006, and secured by Lower Valley plant, machinery and equipment.	—	49,140

Due from Water Authority-Cayman: Two non-interest bearing loans originally aggregating $3,129,000, receivable in monthly installments of $37,250 to November 2009, and secured by North Sound Road plant, machinery and equipment.	1,303,750	1,750,750

Due from Water Authority-Cayman: Two loans originally aggregating $897,000, bearing interest at 5% per annum, receivable in combined monthly installments of principal and interest of $12,678 to January 2013, and secured by Lower Valley plant, machinery and equipment.	796,578	—

Total loans receivable	2,433,280	2,306,557

Less current portion	735,632	669,855

Loans receivable, excluding current portion	$1,697,648	$1,636,702

8. Property, plant and equipment and construction in progress

	December 31,
	2006	2005
Land	$1,081,045	$475,679
Buildings	11,686,321	4,388,100
Plant and equipment	42,364,299	20,279,578
Distribution system	19,244,035	18,560,540
Office furniture, fixtures and equipment	1,608,082	1,272,159
Vehicles	1,014,408	812,609
Leasehold improvements	202,592	186,387
Lab equipment	26,705	21,700

	77,227,487	45,996,752

Less accumulated depreciation	16,998,129	13,329,137

Property, plant and equipment, net	$60,229,358	$32,667,615

Construction in progress	$3,339,011	$12,172,402

CONSOLIDATED WATER CO. LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
8. Property, plant and equipment and construction in progress (continued)
As of December 31, 2006, the Company had outstanding capital commitments of approximately $900,000. It is the Company’s policy to maintain adequate insurance for loss or damage to all fixed assets that may be susceptible to loss. The Company does not insure its underground distribution system, which cost approximately $9.8 million. During the years ended December 31, 2006 and 2005, $27,663,291 and $nil of construction in progress was placed in service, respectively. Depreciation expense was $3,723,438, $2,156,478 and $2,079,475 for the years ended December 31, 2006, 2005 and 2004, respectively.
9. Investment in affiliate
The Company acquired 50% and 100% of the outstanding voting common shares and non-voting common shares, respectively, of Ocean Conversion (BVI) Ltd. (“OC-BVI”). On May 9, 2003, the Company sold 100% of its non-voting shares in OC-BVI to Sage Water Holdings (BVI) Limited for $2,120,250. The Company now owns 50% of the voting common shares of OC-BVI, and a 45.1% interest in the profits of the company.
The Company’s investment in OC-BVI is accounted for using the equity method of accounting.
The excess cost over the Company’s share of fair value net assets acquired of OC-BVI is $6,654,362, which is considered equity-method goodwill. In accordance with SFAS No. 142, this equity-method goodwill is not being amortized, but is analyzed for impairment. As of December 31, 2006 and 2005, management believes there is no impairment of this equity-method goodwill.
Summarized financial information of OC-BVI is presented as follows:

	December 31,
	2006	2005
Current assets	$4,212,588	$4,736,398
Non-current assets	10,557,481	5,226,212

Total assets	$14,770,069	$9,962,610

Current liabilities	$4,477,184	$1,369,094
Non-current liabilities	2,145,188	2,341,979

Total liabilities	$6,622,372	$3,711,073

	For the year ended December 31,
	2006	2005
Water sales	$8,047,783	$7,715,827

Cost of water sales	$3,251,740	$3,003,920

Income from operations	$2,922,317	$2,893,678

Net income	$3,171,160	$3,019,328

CONSOLIDATED WATER CO. LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
(b) As part of the acquisition of DesalCo Limited, the Company attributed $337,149 to another intangible asset, the DWEER™ Distribution Agreement between DesalCo Limited and DWEER Technology Limited, which expires on October 31, 2009. Under this agreement, DesalCo Limited was granted an exclusive right, within certain geographical areas in the Caribbean, Central and South America, to distribute certain patented equipment which can increase the operational efficiency of reverse osmosis seawater desalination plants. The estimated fair value attributable to the intangible asset of the DWEER™ Distribution Agreement is being amortized over the remaining term of the seven-year agreement and has a weighted average remaining useful life of 2.9 years.
(c) As part of the acquisition of DesalCo Limited, the Company attributed $104,050 to an intangible asset which represents the fair value of an operations agreement between Sandy Lane Properties Ltd. and DesalCo (Barbados) Limited, a wholly-owned subsidiary of DesalCo Limited. Under the terms of the agreement, DesalCo (Barbados) Limited provides operations and maintenance services for a seawater reverse osmosis desalination plant. The carrying amount attributable to the intangible asset of the operations agreement was fully amortized at December 31, 2006.
(d) As part of the acquisition of Ocean Conversion (Cayman) Limited, the Company originally attributed $4,598,785 to intangible assets, which was adjusted in 2004 by $213,289 for a total balance of $4,385,496. This represents the fair value of three Water Production and Supply Agreements between Ocean Conversion (Cayman) Limited and the Government of the Cayman Islands, dated April 25, 1994, June 18, 1997 and December 31, 2001. Under these agreements, Ocean Conversion (Cayman) Limited built reverse osmosis seawater desalination plants for the Government of the Cayman Islands. Ocean Conversion (Cayman) Limited operates the plants until the expiration of the agreement term, as extended, at which time the plant operations will be transferred to the Government of the Cayman Islands for no consideration. The carrying amounts attributable to the intangible assets of the Water Production and Supply Agreements are being amortized over the remaining term of the agreements, which are approximately 6, 3 and 7 years, respectively, and have a weighted average remaining useful life of 2.1 years.
(e) On September 17, 2003, the Company signed a new agreement with its Belize customer for the provision of water from a seawater desalination plant for an initial term of 23 years. The new agreement was effective on June 1, 2004 after certain conditions precedent were met or waived. The carrying amount of the Belize Water Production and Supply Agreement was revalued in 2003 to its fair market value upon signing of the new agreement. The revised carrying amount which was previously being amortized over its weighed average useful life of 10.75 years is now being amortized over the term of the new 23-year agreement and now has a weighted average remaining useful life of 19.1 years.

CONSOLIDATED WATER CO. LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
10. Intangible assets (continued)

	December 31,
	2006	2005
Cost
Non-amortizable intangible asset management service agreement	$856,356	$856,356
Amortizable intangible assets
DWEERTM distribution agreement	337,149	337,149
Operations agreement with Sandy Lane	104,050	104,050
Cayman water production and supply agreements	4,385,496	4,385,496
Belize water production and supply agreement	1,522,419	1,522,419

	7,205,470	7,205,470

Accumulated amortization
DWEERTM distribution agreement	(193,339)	(143,976)
Operations agreement with Sandy Lane	(104,050)	(101,160)
Cayman water production and supply agreements	(2,976,985)	(2,274,488)
Belize water production and supply agreement	(260,537)	(194,345)

	(3,534,911)	(2,713,969)

Intangible assets, net	$3,670,559	$4,491,501

Amortization for each of the next five years is as follows:
2007		$788,659
2008		639,249
2009		234,855
2010		154,327
2011		66,192
Thereafter		930,921
11. Goodwill
As of January 1, 2002, the Company adopted SFAS No. 142 “Goodwill and Other Intangible Assets”, and in accordance with this statement goodwill is not amortized, but is analyzed for impairment annually.
The reporting segments are tested for impairment in the fourth quarter by comparing the fair value of the reporting segments to the carrying value. The fair value is determined using discounted cash flow methodology based on management’s best estimates for each segment. As of December 31, 2006, the Company’s impairment tests did not result in an impairment loss.
12. Dividends
Quarterly interim dividends were declared in respect of Class A common stock and redeemable preferred stock as follows:

	2006	2005	2004
March 31	$0.0600	$0.0575	$0.0575
June 30	0.0600	0.0600	0.0575
September 30	0.0600	0.0600	0.0575
December 31	0.0600	0.0600	0.0575

CONSOLIDATED WATER CO. LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
12. Dividends (continued)
Dividends as stated have been adjusted for a 2-for-1 stock split in August, 2005.
Interim dividends for the first three quarters were paid during each respective year. The Board of Directors declared an interim dividend for the fourth quarter of 2006 in November 2006. These quarterly interim dividends are subject to no further ratification and consequently the fourth quarter interim dividends have been recorded as a liability in each respective year. Included in dividends payable at December 31, 2006 are unclaimed dividends of $120,140 (2005: $120,574).
13. Long term debt

	December 31,
	2006	2005
Fixed rate bonds bearing interest at a rate of 5.95%; repayable in quarterly installments of $526,010; secured through an inter-creditor agreement with the Republic Bank & Trust by substantially all of the Company’s assets. Redeemable in full at any time after August 4, 2009 at a premium of 1.5% of the outstanding principal and accrued interest on the bonds on the date of redemption.	$15,480,595	$—

Scotiabank $20,000,000 term loan bearing interest at an annually adjusted floating rate of LIBOR plus 1.5% to 3.0%, depending on the ratio of the Company’s consolidated debt to its consolidated earnings before interest, taxes and depreciation; payable in quarterly installments of $714,286 plus interest; due February 6, 2010 (6.11% at December 31, 2005). Repaid on December 29, 2006, including premium.	—	$12,142,858

Scotiabank $1,428,000 term loan due December 31, 2007, bearing interest at 3-month LIBOR plus 1.5%; payable in semi-annual installments of $240,000 plus interest (6.03% at December 31, 2005). Repaid on June 30, 2006,	—	228,000

Royal Bank of Canada loan due in 2007, bearing interest at LIBOR plus 1.75%; payable in quarterly installments of principal and interest (6.16% at December 31, 2005). Repaid on December 11, 2006.	—	251,633

Royal Bank of Canada loan due in 2007, bearing interest at Nassau Prime Lending Rate plus 1.5%; payable in quarterly installments of principal and Interest (7.0% as of December 31, 2006 and 7.0% as of December 31, 2005).	92,498	228,051

Series A bonds bearing interest at the annual fixed rate of 7.5%, payable quarterly; maturing on June 30, 2015.	10,000,000	10,000,000

Total long term debt	25,573,093	22,850,542

Less discount	918,433
Less current portion	1,154,067	3,472,330

Long term debt, excluding current portion	$23,500,593	$19,378,212

CONSOLIDATED WATER CO. LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
13. Long term debt (continued)
In addition to these facilities, as of December 31, 2006, the Company has available but unused lines of credit with Scotiabank for $2,000,000, bearing interest at the floating base rate as established by Cayman Islands Class A licensed banks from time to time, and with Royal Bank of Canada for $500,000, bearing interest at the Nassau Prime Lending Rate plus 1.0%.
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
On July 1, 2005, CW-Bahamas sold $10,000,000 Series A bonds solely to Bahamian citizens and permanent resident investors in The Bahamas. The bonds mature on June 30, 2015, at which time the outstanding principal amount must be paid in full. The bonds accrue interest at the annual fixed rate of 7.5% of the outstanding principal amount and interest payments are payable to the bondholders each year in March, June, September and December. Waterfields has the option to redeem the bonds in whole or in part without penalty commencing after June 30, 2008.
In October 2006, CW-Bahamas entered into a new $5.6 million credit facility with Royal Bank of Canada, replacing its previous $5.4 million credit facility with that lender. This credit facility consists of (i) a BAH$500,000 revolving working capital loan (the “Working Capital Revolver”); (ii) term loans of US$38,062 (“Term Loan A”) and BAH$127,276 (“Term Loan B,” together with Term Loan A, the “Term Loans”) and (iii) bank guarantees (the “Guarantees” ) totaling BAH$4.98 million. The obligations under the credit facility are secured by the assets CW-Bahamas. Borrowings under the Working Capital Revolver accrue interest at the Nassau Prime rate plus 1.50% per annum; borrowings under Term Loan A and Term Loan B accrue interest at the 90 day LIBOR rate plus 1.75% per annum and the Nassau Prime rate plus 1.50% per annum, respectively; and fees for the Guarantees equal 1.0% of the guarantee amounts, subject to annual renegotiation. Outstanding borrowings under the credit facility at December 31, 2006 include US$nil under the Term Loan A, BAH$92,498 under the Term Loan B and approximately BAH$4.88 million under the Guarantees. No amounts were outstanding under the Working Capital Revolver.
The credit facility contains certain covenants applicable to CW-Bahamas, including restrictions on additional debt, guarantees and sale of assets. The credit facility limits the payment of dividends by CW-Bahamas to available cash flow (as defined in the governing loan agreement). The credit facility also contains a financial covenant requiring CW-Bahamas to maintain a ratio of total liabilities to tangible net worth (each as defined in the loan agreement) of not greater than 2 to 1.
All obligations under the credit facility are repayable on demand by the Lender. Until demand is made, CW-Bahamas is required to repay any borrowings under the Term Loans in quarterly payments based on a ten year amortization schedule. The Guarantees expire annually or upon certain events as set forth in the loan agreement. CW-Bahamas was not in compliance with the liabilities to tangible net worth covenant as of December 31, 2006. CW-Bahamas repaid the term loans outstanding balance of $92,498 under this facility in March 2007. The assets of CW-Bahamas collateralize the two Royal Bank of Canada loans.
As of December 31, 2006, the aggregate debt repayment obligations over the next five years are as follows:

2007	$1,154,067
2008	1,142,255
2009	1,229,071
2010	1,322,483
2011	1,422,991
Thereafter	18,383,794
14. Share capital and additional paid-in capital and stock split
Redeemable preferred stock (“preferred shares”) is issued under the Company’s Employee Share Incentive Plan as discussed in Note 21 and carries the same voting and dividend rights as ordinary shares of common stock (“ordinary share”). Preferred shares vest over four years and convert to common stock on a share for share basis on the fourth anniversary of each grant date. Preferred shares are only redeemable with the Company’s agreement. Upon liquidation, preferred shares rank in preference to the ordinary shares to the extent of the par value of the preferred shares and any related additional paid in capital.
The Company has an Option Deed in place which is designed to deter coercive takeover tactics. Pursuant to this plan, holders of ordinary shares and preferred shares were granted options which entitle them to purchase 1/100 of a share of Class ‘B’ stock at an exercise price of $50.00 if a person or group acquires or commences a tender offer for 20% or more of the Company’s ordinary shares. Option holders (other than the acquiring person or group) will also be entitled to buy, for the $37.50 exercise price, ordinary shares with a then market value of $100.00 in the event a person or group actually acquires 20% or more of the Company’s ordinary shares. Options may be redeemed at $0.01 under certain circumstances. 145,000 of the Company’s authorized but unissued ordinary shares have been reserved for issue as Class ‘B’ stock. The Class ‘B’ stock has priority over ordinary shares with respect to dividend and voting rights. No Class ‘B’ stock options have been exercised or redeemed up to December 31, 2006.
On August 25, 2005, the Company’s common stock began trading on a post-split 2-for-1 basis. The stock split reduced the par value of the Company’s common stock to $0.60 from $1.20. The record date was August 17, 2005. Certain prior year amounts have been adjusted to conform to the current year’s presentation post-split. These adjustments have no impact on the net income of the Company.
In December 2006, the Company completed an offering of 1,725,000 of common shares that raised approximately $40.1 million in net proceeds.

CONSOLIDATED WATER CO. LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
15. Costs of Sales and General and Administrative Expenses

	For the year ended December 31,
	2006	2005	2004
Cost of water sales consist of:

Water purchases	$167,839	$93,433	$76,399
Depreciation	3,490,929	2,033,464	1,945,476
Amortization of intangible assets	820,943	929,880	926,739
Employee costs	3,383,892	2,857,676	2,906,249
Fuel oil	4,565,862	2,244,204	1,536,780
Royalties	1,256,257	930,602	868,324
Electricity	3,018,311	3,015,037	2,586,723
Insurance	840,201	670,339	516,133
Maintenance	3,135,004	2,063,985	1,712,673
Other	1,936,164	994,188	596,217

	$22,615,402	$15,832,808	$13,671,713

General and administrative expenses consist of:

Employee costs	$3,680,386	$2,230,891	$2,475,511
Depreciation	282,267	104,911	122,932
Professional fees	1,172,685	1,328,272	961,851
Insurance	537,011	368,172	287,068
Directors’ fees and expenses	622,750	515,546	348,439
Maintenance	105,909	84,914	28,086
Other	2,020,807	1,482,591	996,704

	$8,421,815	$6,115,297	$5,220,591

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
The following summarizes information related to the computation of basic and diluted earnings per share for each of the three years ended December 31, 2006:

	2006	2005	2004
Net income	$7,521,126	$5,514,258	$6,197,383

Less:

Dividends paid and earnings attributable on preferred shares	(6,461)	(9,128)	(7,751)

Net income available to common shares in the determination of basic earnings per common share	$7,514,665	$5,505,130	$6,189,632

Weighted average number of common shares in the determination of basic earnings per ordinary share	12,440,195	11,767,573	11,474,264

Plus:
Weighted average number of preferred shares outstanding during the year	28,502	27,757	27,148

Potential dilutive effect of unexercised options	268,789	366,077	257,598

Weighted average number of shares used for determining diluted earnings per common share	12,737,486	12,161,407	11,759,010

CONSOLIDATED WATER CO. LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
17. Segment information

	As of and for the year ended December 31, 2006
	Retail	Bulk	Service	Other	Total

Total revenues	$18,003,456	$18,303,479	$1,922,273	$—	$38,229,208
Total cost of sales	6,635,879	14,878,731	1,100,792	—	22,615,402

Gross profit	11,367,577	3,424,748	821,481	—	15,613,806

General & administrative expenses	7,086,511	1,222,177	113,127	—	8,421,815

Income from operations	4,281,066	2,202,571	708,354	—	7,191,991

Other income, net				329,135	329,135

Net income					$7,521,126

Property plant and equipment, net	$20,812,109	$36,850,558	$2,566,691	$—	$60,229,358
Construction in progress	1,990,079	1,121,762	227,170	—	3,339,011
Total assets	97,097,587	36,075,509	5,788,247	—	138,961,343

	As of and for the year ended December 31, 2005
	Retail	Bulk	Service	Other	Total

Total revenues	$13,372,103	$11,724,438	$1,090,664	$—	$26,187,205
Total cost of sales	5,369,550	9,832,109	631,149	—	15,832,808

Gross profit	8,002,553	1,892,329	459,515	—	10,354,397

General & administrative expenses	5,320,301	744,275	50,721	—	6,115,297

Income from operations	2,682,252	1,148,054	408,794	—	4,239,100

Other income, net				1,275,158	1,275,158

Net income					$5,514,258

Property plant and equipment, net	$21,938,568	$7,919,173	$2,809,874	$—	$32,667,615
Construction in progress	166,924	12,005,478	—	—	12,172,402
Total assets	54,209,101	29,502,302	4,653,788	—	88,365,191

	As of and for the year ended December 31, 2004
	Retail	Bulk	Service	Other	Total

Total revenues	$12,089,491	$10,303,074	$888,848	$—	$23,281,413
Total cost of sales	5,250,372	7,798,225	623,116	—	13,671,713

Gross profit	6,839,119	2,504,849	265,732	—	9,609,700

General & administrative expenses	4,300,916	838,596	81,079	—	5,220,591
Net insurance recovery	591,404	—	—	—	591,404

Income from operations	3,129,607	1,666,253	184,653	—	4,980,513

Other income, net				1,216,870	1,216,870

Net income					$6,197,383

Property plant and equipment, net	$18,090,702	$9,115,889	$11,998	$—	$27,218,589
Construction in progress	890,849	746,085	5,879	—	1,642,813
Total assets	48,205,461	18,922,720	3,696,868	—	70,825,049

CONSOLIDATED WATER CO. LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
17. Segment information (continued)
Revenues from the Cayman Island operations were $21,812,403 in 2006 (2005: $19,931,745 and 2004: $17,514,609). Revenues from all foreign country operations were $16,416,805 in 2006 (2005: $6,255,460 and 2004: $5,766,804). Included in the revenues from foreign countries is $10,107,906 in 2006 (2005: $4,735,016 and 2004: $4,374,135) from the operations in Bahamas, $1,302,609 in 2006 (2005: $1,109,743 and 2004: $990,039) from our operations in Belize and $430,309 in 2006 (2005: $410,701 and 2004: $402,631) from our operations in Barbados.
For the year ended December 31, 2006, revenues in the amount of $9,912,088 in 2006 (2005: $4,594,570 and 2004: $4,247,031) were earned from the Water and Sewerage Corporation of The Bahamas (“WSC”) and revenues in the amount of $7,088,782 (2005: $6,020,125 and 2004: $5,066,004) were earned from the Water Authority-Cayman . Revenues from the WSC represented 26% (2005: 18% and 2004: 18%) of total revenues and revenues from the Water Authority-Cayman represented 19% (2005: 23% and 2004: 22%) of total revenues. These revenues are included in the Bulk segment.
During the year ended December 31, 2006, revenues which were earned in the Service segment from the Bulk segment through various management service agreements and an engineering service agreement amounted to $1,491,964 (2005: $679,963 and 2004: $486,217). Any intercompany amounts included in this amount have been eliminated in accordance with the basis of consolidation.
As of December 31, 2006 and 2005, property, plant and equipment located in the Cayman Islands was $22,569,023 and $22,803,620, respectively. Property, plant and equipment in all the foreign country operations was $37,660,335 and $9,863,995 at December 31, 2006 and 2005, respectively. Included in property, plant and equipment from foreign operations is $35,630,151 in 2006 and $7,830,973 in 2005, from the operations in the Bahamas and $1,842,798 in 2006 and $1,109,743 in 2005 from our operations in Belize.
18. Related party transactions
In 2003, DWEER Technology Ltd., the owner of the DWEER™ technology, licensed the worldwide rights to the DWEER™ technology to Calder AG, a Swiss company. On February 26, 2004, we entered into a distributorship agreement with Calder AG, pursuant to which we have the exclusive right to distribute and sell in the Caribbean the products manufactured by Calder AG using the DWEER™ technology. The agreement expires in October 2009. William T. Andrews, Ph.D, a director of our Company, and his spouse indirectly own 35% of the issued and outstanding shares of Calder AG. Dr. Andrews also is the Vice-Chairman of the Board of Directors of Calder AG. In addition, Dr. Andrews and his spouse own 100% of the issued and outstanding shares of DWEER Technology Ltd. During 2006, we paid US$1,089,160 to Calder AG under the distributorship agreement.
On May 25, 2005, the Company entered into a loan agreement with an affiliate of the Company, OC-BVI pursuant to which the Company has agreed to loan up to $3.0 million for the design and construction of a 500,000 Imperial gallon per day seawater desalination plant in Tortola, British Virgin Islands. As of December 31, 2006 and 2005, the outstanding loan balance was $3.0 million and $800,000, respectively.
On May 25, 2005, OC-BVI entered into a twenty-five year lease agreement with Bar Bay Estate Holdings Limited (“Bar Bay”), a private company incorporated in the Territory of the British Virgin Islands, pursuant to which OC-BVI agreed to lease from Bar Bay approximately 50,000 square feet of land on Tortola, British Virgin Islands on which the above mentioned seawater desalination plant and wells will be constructed. Under the terms of the lease agreement, a lease premium payment of $750,000 was made on June 10, 2005, annual lease and easement payments of $15,020 are due annually and royalty payments of 2.87% of annual sales are payable quarterly.
A Director of Sage Water Holdings (BVI) Limited, the latter of which currently owns 100% of the non-voting stock, 50% of the voting common stock and 50% of the profit sharing rights of OC-BVI, is also a Director of OC-BVI and holds 50% of the outstanding shares of Bar Bay.
As of December 31, 2006, the amounts receivable from OC-BVI relating to revenue earned of $1,491,963

CONSOLIDATED WATER CO. LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(2005: $679,963) was $387,862 (2005: $180,196).
19. Commitments and contingencies
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
On July 25, 2005, the Company entered into a lease agreement with KTR Quorum LLC (“KTR”), pursuant to which its wholly-owned subsidiary Aquilex, Inc. agreed to lease from KTR approximately 7,142 square feet of office and warehouse space in Deerfield Beach, Florida for a period of five years. The aggregate total of the monthly rental payments over the five-year period will be approximately $492,000.
The Company is obligated to supply water, where feasible, to customers in the Cayman Islands within its license area in accordance with the terms of the license. Royalties are paid to the Government of the Cayman Islands at the rate of 7.5% of gross water sales.
The Company has seven water supply agreements under which it is required to provide minimum water quantities.
As part of the acquisition of the Company’s interests in Ocean Conversion (Cayman) Limited, with the approval of Scotiabank (Cayman Islands) Ltd., the Company has guaranteed the performance of Ocean Conversion (Cayman) Limited to the Cayman Islands government, pursuant to the water supply contract with the Water Authority-Cayman dated April 25, 1994, as amended.
The Company has guaranteed to Scotiabank 50% of the OC-BVI loan in the original amount of $880,056. As of December 31, 2006 the outstanding balance of this loan was $nil.
As a result of the Company’s acquisition of interests in CW-Bahamas, it guaranteed the performance of CW-Bahamas to the Water & Sewerage Corporation of the Bahamas (“WSC”) in relation to the water supply contract between CW-Bahamas and the WSC. In the event that CW-Bahamas cannot provide the minimum water quantity per the contract, it must reimburse the WSC for the cost of water they have to obtain from other sources, at the per U.S. gallon rate charged by CW-Bahamas to the WSC.
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
On November 17, 2006, Gruppozecca Bahamas Limited (“GBL”) filed a Statement of Claim in the Supreme Court of the Commonwealth of the Bahamas against Consolidated Water (Bahamas) Limited (“CW-Bahamas”) seeking damages in excess of $950,000 for CW-Bahamas alleged breach of its obligations under an agreement between GBL and CW-Bahamas relating to the construction of a desalination plant in the Commonwealth of the Bahamas. The Company believes that the claims made by GBL against CW-Bahamas are without merit, and intends to vigorously defend against such claims.

20. Stock Based Compensation
The Company has the following stock compensation plans that form part of employees’ remuneration:
Employee Share Incentive Plan (Preferred Shares)
The Company awards preferred shares for $nil consideration under the Employee Share Incentive Plan as part of compensation for certain eligible employee, excluding Directors and Officers, that require future services as a condition to the delivery of ordinary shares. In addition, options are granted to purchase preferred shares at a fixed price, determined annually, which will typically represent a discount to the market value of the common stock. In consideration for preferred shares, the Company issues shares of common stock on a share for share basis. Under the plan, the conversion is conditional on the grantee’s satisfying requirements outlined in the award agreements. Preferred shares are only redeemable with the Company’s approval. Each employee’s option to purchase preferred shares must be exercised within 30 days of the grant date, which is the 90th day after the date of the auditor’s opinion on the financial statements for the relevant year
Employee Share Option Plan (Common Stock Options)
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
Non-Executive Directors’ Share Plan
In 1999, the Company introduced a stock grant plan, which forms part of Directors’ remuneration. Under the plan, Directors receive a combination of cash and common stock in consideration of remuneration for their participation in Board meetings. All Directors are eligible except Executive Officers, who are covered by individual employment contracts, and the Government elected board member. The number of common stock granted is calculated with reference to a strike price that is set on October 1 of the year preceding the grant. Stock granted during the year ended December 31, 2006 totaled 5,907 (2005: 8,970) at a strike price of $19.30 (2005: $11.98).
Directors and Senior Management Stock Compensation
Effective January 1, 2004, the option plan for senior management was amended as part of renegotiations of employee contracts. The amended contracts terminated the stock option plans for all years commencing from January 1, 2004.
Effective January 1, 2006, the Company adopted SFAS No. 123(R), “Share-Based Payment,” which requires the measurement and recognition of compensation cost at fair value for all share-based payments, including stock options. As a result of adopting SFAS 123(R), stock compensation expense of $372,425 was charged to earnings for the year ended December 31, 2006. The impact of adopting SFAS 123(R) on basic and diluted earnings per share for the year ended December 31, 2006 was $0.03 per share. For the years ended December 31, 2005 and 2004, $256,032 and $155,388 was charged to earnings in accordance with APB Opinion No. 25.
The fair value of each option award is estimated on the date of grant using a Black-Scholes option-pricing model that uses the assumptions noted in the table below. Expected volatilities are based on historical volatilities of the Company’s common stock. The Company uses historical data to estimate option exercise and post-vesting termination behavior. The expected term of options granted is based on historical data and represents the period of time that options granted are expected to be outstanding,. The Company uses historical data to estimate stock option exercises and forfeitures within its valuation model. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of the grant.
The significant weighted average assumptions for the years ended December 31, 2006, 2005 and 2004 were as follows:

	2006	2005	2004
Risk free interest rate	5.05%	3.79%	2.65%
Expected option life	2.90 years	2.49 years	2.82 years
Expected volatility	33.66%	30.81%	36.28%
Expected dividend yield	0.90%	1.22%	1.90%
A summary of the Company’s stock option activity for the year ended December 31, 2006 is as follows:.

			Weighted Average
			Remaining
		Weighted Average	Contractual Life	Aggregate Intrinsic
	Options	Exercise Price	(Years)	Value (1)
Outstanding at beginning of year	600,650	$8.63
Granted	6,742	19.20
Exercised	(207,120)	6.04
Forfeited	(25,513)	7.91

Outstanding at end of year	374,759	$10.22	1.10 years	$5,496,290

Exercisable at end of year	331,504	$10.03	0.27 years	$4,941,067

(1)	The intrinsic value of a stock option represents the amount by which the fair value of the underlying stock, measured by reference to the closing price of the ordinary shares of $24.93 in the Nasdaq Global Select Market on December 31, 2006, exceeds the exercise price of the option.
As of December 31, 2006, the range of exercise prices on exercisable outstanding options was $5.97 – $13.74.
At December 31, 2006, 43,255 non-vested options were outstanding with a weighted average exercise price of $12.09 and an average remaining contractual life of 2.14 years. The total remaining unrecognized compensation costs related to unvested stock-based arrangements was $225,230 at December 31, 2006 and is expected to be recognized over a weighted average period of 1.10 years.

The following table summarizes the weighted average fair value of options at date of grant and the intrinsic value of options exercised during the years ended December 31, 2006, 2005 and 2004:

	2006	2005	2004
Options granted with an exercise price below market price on the date of grant:
Employees — preferred shares	$15.93	$10.35	$6.26
Overall weighted average	$15.93	$10.35	$6.26

Options granted with an exercise price at market price on the date of grant:
Management employees	$—	$—	$—
Employees — ordinary share options	$8.08	$5.39	$3.33
Overall weighted average	$8.08	$5.39	$3.33

Total intrinsic value of options exercised	$4,252,174	$2,754,336	$738,309

CONSOLIDATED WATER CO. LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
21. Pension benefits
Staff pension plans are offered to all employees in the Cayman Islands. The plans are administered by third party pension plan providers and are defined contribution plans whereby the Company matches the contribution of the first 5% of each participating employee’s salary up to $72,000. The total amount recognized as an expense under the plan during the year ended December 31, 2006 was $150,997 (2005: $146,241 and 2004: $145,234).
22. Financial instruments
Credit risk:
The Company is not exposed to significant credit risk on the vast majority of customer accounts as the policy is to cease supply of water to customers’ accounts that are more than 45 days overdue. The Company’s exposure to credit risk is concentrated on receivables from its Bulk water customers. The balances from these customers are current or an allowance has been made for collection as at December 31, 2006. Management does not anticipate any significant losses on these concentrations.
Interest rate risk:
Substantially all of the Company’s outstanding debt consists of fixed rate obligations and therefore the Company is not subject to interest-rate risk arising from fluctuations of LIBOR or prime lending rates. The Company has a $30 million short term certificate of deposit.
Foreign exchange risk:
All relevant foreign currencies have fixed exchange rates to the United States dollar as detailed under the foreign currency accounting policy note. If any of these fixed exchange rates become floating exchange rates, the Company’s results of operations could be adversely affected.
Fair values:
As of December 31, 2006 and 2005, the carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and other liabilities and dividends payable approximate fair values due to the short term maturities of these assets and liabilities. Management considers that the carrying amounts for loans receivable and long term debt due to Republic Bank & Trust, the Royal Bank of Canada and Series A bond holders at December 31, 2006 approximate their fair value.

23. Non-cash transactions
The Company executed the following non-cash transactions:

	2006	2005	2004
Note received for plant facility sold.	$897,000	$—	$—
Issuance of 2,135, 8,970 and 9,260, respectively, of common shares for services rendered.	43,326	150,716	95,568
Issuance of 3,587, 5,544 and 3,920, respectively, of redeemable preferred shares for services rendered.	130,078	111,434	53,292
Issuance of 9,364 of common shares issued under senior management employment agreements in lieu of cash bonuses.	—	145,040	—
Conversion of 12,244, 4,182 and 4,776 shares in 2006, 2005 and 2004, respectively, of redeemable preferred shares to common shares.	7,346	2,510	2,866
Dividends declared but not paid.	849,470	828,709	783,854
24. Impact of recent accounting standards pronouncements
Adoption of New Accounting Standards:
Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment. See “Stock Compensation” above for further discussion of the effect of adopting this standard.
In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, “Accounting for Changes and Error Corrections”, a replacement of APB Opinion No. 20 and SFAS No. 3. The standard is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The application of this standard did not have an effect on the Company’s financial statements.
In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143” (“FIN 47”). The application of this Interpretation did not have an effect on the Company’s financial statements.

CONSOLIDATED WATER CO. LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
24. Impact of recent accounting standards pronouncements (continued)
In September 2006, the Securities and Exchange Commission (“SEC”) released Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”), which is effective for fiscal years ending on or after November 15, 2006. SAB 108 provides guidance on how the effects of prior-year uncorrected financial statement misstatements should be considered in quantifying a current year misstatement. SAB 108 requires public companies to quantify misstatements using both an income statement (rollover) and balance sheet (iron curtain) approach and evaluate whether either approach results in a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. If prior year errors that had been previously considered immaterial now are considered material based on either approach, no restatement is required so long as management properly applied its previous approach and all relevant facts and circumstances were considered. Adjustments considered immaterial in prior years under the method previously used, but now considered material under the dual approach required by SAB 108, are to be recorded upon initial adoption of SAB 108. There were no cumulative effect adjustments recorded in 2006.
Effect of Newly Issued But Not Yet Effective Accounting Standards:
In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments-an amendment to FASB Statements No. 133 and 140. SFAS No. 155 permits fair value re-measurement for any hybrid financial instruments, clarifies which instruments are subject to the requirements of SFAS No. 133, and establishes a requirement to evaluate interests in securitized financial assets and other items. The new standard is effective for financial assets acquired or issued after the beginning of the entity’s first fiscal year that begins after September 15, 2006. Management does not expect the adoption of this statement to have a material impact on the Company’s consolidated financial position or results of operations.
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset. The standard is effective for fiscal years beginning after November 15, 2007. The Company has not completed its evaluation of the impact of the adoption of this standard.
In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”), which prescribes a recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company has determined that the adoption of FIN 48 will not have a material effect on the financial statements.
25. Subsequent event
In January 2007, an affiliate of the Company, Consolidated Water (Bermuda) Limited (“CW-Bermuda”) entered into a design, build and operate agreement with the Government of Bermuda for a desalination plant located on Tynes Bay along the northern coast of Bermuda. Under the agreement, CW-Bermuda, will construct the plant and operate it for a minimum of 12 months after its commissioning. The Company will loan CW-Bermuda up to $7.5 million to construct the plant and manage the plant’s operations. The construction of the Tynes Bay plant is expected to be completed in January 2008.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors
Ocean Conversion (BVI) Ltd.
We have audited the accompanying consolidated balance sheets of Ocean Conversion (BVI) Ltd. and its subsidiary (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
We conducted our audits in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, also assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material aspects, the financial position of Ocean Conversion (BVI) Ltd. and subsidiary as of December 31, 2006 and 2005, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.
/s/ RACHLIN COHEN & HOLTZ, LLP
Fort Lauderdale, Florida
March 13, 2007

Report of Independent Registered Public Accounting Firm
The Board of Directors

Ocean Conversion (BVI) Ltd.:
We have audited the accompanying consolidated statements of income, stockholders’ equity and cash flows of Ocean Conversion (BVI) Ltd. and its subsidiary for the year ended December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Ocean Conversion (BVI) Ltd. and its subsidiary for the year ended December 31, 2004, in conformity with U.S generally accepted accounting principles.
/s/ KPMG
George Town, Cayman Islands
April 15, 2005

OCEAN CONVERSION (BVI) LTD.
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2006 and 2005
(Expressed in United States Dollars)

	2006	2005
ASSETS
Current assets
Cash and cash equivalents	$1,353,105	$944,574
Accounts receivable	2,399,575	3,418,922
Inventory	425,222	344,348
Prepaid expenses and other assets	34,686	28,554

Total current assets	4,212,588	4,736,398

Property, plant and equipment, net	2,929,953	3,200,618
Construction in progress	7,627,528	2,025,594

Total assets	$14,770,069	$9,962,610

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$1,477,184	$1,114,094
Current portion of long term debt, including $3,000,000 to affiliate in 2006	3,000,000	255,000

Total current liabilities	4,477,184	1,369,094

Profit sharing obligation	2,111,412	1,508,714
Due to affiliate	—	800,000
Minority interest in JVD Ocean Desalination Ltd.	33,776	33,265

Total liabilities	6,622,372	3,711,073

Commitments	—	—

Stockholders’ equity
Class A, voting shares, $1 par value. Authorized 600,000 shares:
issued and outstanding 555,000 shares in 2006 and 2005	555,000	555,000
Class B, voting shares, $1 par value. Authorized 600,000 shares:
issued and outstanding 555,000 shares in 2006 and 2005	555,000	555,000
Class C, non-voting shares, $1 par value. Authorized 600,000 shares:
issued and outstanding 165,000 in 2006 and 2005	165,000	165,000
Additional paid-in capital	225,659	225,659
Retained earnings	6,647,038	4,750,878

Total stockholders’ equity	8,147,697	6,251,537

Total liabilities and stockholders’ equity	$14,770,069	$9,962,610

The accompanying notes are an integral part of these consolidated financial statements.

OCEAN CONVERSION (BVI) LTD.
CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31, 2006, 2005 and 2004
(Expressed in United States Dollars)

	2006	2005	2004
Water sales	$8,047,783	$7,715,827	$6,872,366

Cost of water sales	(3,251,740)	(3,003,920)	(2,475,304)

Gross profit	4,796,043	4,711,907	4,397,062

General and administrative expenses	(1,873,726)	(1,818,229)	(1,642,862)

Income from operations	2,922,317	2,893,678	2,754,200

Other income (expense)
Interest income	363,420	202,428	57,081

Interest expense	(114,065)	(62,150)	(31,557)
Other income	—	111	—

	249,355	140,389	25,524

Income before minority interest	3,171,672	3,034,067	2,779,724

Minority interest	(512)	(14,739)	(8,526)

Net income	$3,171,160	$3,019,328	$2,771,198

The accompanying notes are an integral part of these consolidated financial statements.

OCEAN CONVERSION (BVI) LTD.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR EACH OF THE YEARS IN THE THREE YEAR PERIOD ENDED DECEMBER 31, 2006
(Expressed in United States Dollars)

			Additional		Total
	Common stock		paid-in	Retained	stockholders’
	Shares	Dollars	capital	earnings	equity
Balance at December 31, 2003	1,275,000	$1,275,000	$225,659	$2,849,273	$4,349,932

Net income	—	—	—	2,771,198	2,771,198

Dividends declared	—	—	—	(1,147,500)	(1,147,500)

Balance at December 31, 2004	1,275,000	1,275,000	225,659	4,472,971	5,973,630

Net income	—	—	—	3,019,328	3,019,328

Dividends declared	—	—	—	(2,741,421)	(2,741,421)

Balance at December 31,2005	1,275,000	1,275,000	225,659	4,750,878	6,251,537

Net income	—	—	—	3,171,160	3,171,160

Dividends declared	—	—	—	(1,275,000)	(1,275,000)

Balance at December 31, 2006	1,275,000	$1,275,000	$225,659	$6,647,038	$8,147,697

The accompanying notes are an integral part of these consolidated financial statements.

OCEAN CONVERSION (BVI) LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2006, 2005 and 2004
(Expressed in United States Dollars)

	2006	2005	2004
Cash flows from operating activities
Net income	$3,171,160	$3,019,328	$2,771,198
Add/(deduct) items not affecting cash
Depreciation	403,255	713,687	719,163
Amortization of bank fees	3,837	7,564	7,567
Profit sharing	1,007,697	970,386	868,515
Minority interest	512	14,739	8,526
(Increase) decrease in accounts receivable	1,012,626	(543,934)	(2,178,171)
(Increase) decrease in inventory	(80,874)	5,478	(132,221)
(Increase) decrease in other assets	(3,248)	5	—
Increase in accounts payable and other liabilities	363,090	278,506	78,856

Net cash provided by operating activities	5,878,055	4,465,759	2,143,433

Cash flows from investing activities

Purchase of property, plant and equipment	(132,590)	(17,010)	(212,362)

Expenditures for construction in progress	(4,201,934)	(1,785,413)	(84,217)
Proceeds from sale of assets	—	52,288	—

Net cash used in investing activities	(4,334,524)	(1,750,135)	(296,579)

Cash flows from financing activities

Profit sharing rights paid	(405,000)	(870,750)	(364,500)
Minority interest from affiliate	—	—	10,000
Proceeds from loan from affiliate	800,000	800,000	—

Principal repayments of long term debt	(255,000)	(250,000)	(250,000)

Dividends paid	(1,275,000)	(2,741,421)	(1,147,500)

Net cash provided by (used in) financing activities	(1,135,000)	(3,062,171)	(1,752,000)

Net increase (decrease) in cash and cash equivalents	408,531	(346,547)	94,854

Cash and cash equivalents at the beginning of the year	944,574	1,291,121	1,196,267

Cash and cash equivalents at the end of the year	$1,353,105	$944,574	$1,291,121

Interest paid in cash	$17,851	$19,088	$20,659

Interest received in cash	$283,236	$184,389	$11,013

The accompanying notes are an integral part of these consolidated financial statements.

OCEAN CONVERSION (BVI) LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
1. Principal activity
Ocean Conversion (BVI) Ltd. (“OC-BVI”) was incorporated in the British Virgin Islands under the Companies Act, Cap 285, on May 14, 1990 and is engaged in the production and sale of potable water to the Government of the British Virgin Islands (the “Government”). The Company has an agreement with the Government, its sole customer, to produce and supply a guaranteed quantity and quality of potable water. This agreement provides for specific penalties should the Company not be able to provide the guaranteed quantity of water.
On January 24, 1992, OC-BVI amended the original agreement with the Government to allow for the expansion of its plant in order to increase its production capacity from 360,000 imperial gallons of water to 510,000 imperial gallons per day. Under this agreement, the Government had the option to purchase the facility in May 1999 at a cost of $1,420,000 or renew the agreement for a period of seven years. The Government did not exercise its option to purchase the plant but advised OC-BVI of its desire to continue the agreement on a month-to-month basis until a new agreement is negotiated. In October 2006, the Government of the British Virgin Islands notified the Company that it was asserting a right of ownership of the Baughers Bay plant and invited the Company to submit a proposal for continued involvement in the production of water at the Baughers Bay plant. OC-BVI has submitted a proposal to continue to supply water from the Baughers Bay plant and believes that the matter will be resolved to the satisfaction of both parties.
JVD Ocean Desalination Ltd. (“JVD”), a majority owned affiliate of OC-BVI, was incorporated on January 2, 2003 and began producing potable water for the Government on July 10, 2003. On February 5, 2005, JVD executed a contract with the Government of the British Virgin Islands with the agreement that all water delivered before the contract was signed would be invoiced upon signing of the contract.
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
Cash and cash equivalents: Cash and cash equivalents are comprised of cash at banks on call and highly liquid deposits with an original maturity of three months or less. Cash and cash equivalents are not restricted as to withdrawal or use.
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
Interest income: The Company earns interest income on trade accounts receivable based on the overdue invoices from its customer. The interest is recorded on an accrual basis.

OCEAN CONVERSION (BVI) LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
2. Accounting policies (continued)
Inventory: Inventory primarily includes replacement spares and parts that are valued at the lower of cost or net realizable value on a first-in, first-out basis.
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
3. Trade accounts receivable
Trade accounts receivable is comprised of amounts due from our sole customer, the Government. Significant concentrations of credit risk are disclosed in Note 13.

OCEAN CONVERSION (BVI) LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
4. Inventory

	December 31,
	2006	2005
Consumables stock	$55,543	$43,679

Spare parts stock	369,679	300,669

Total	$425,222	$344,348

5. Property, plant and equipment and construction in progress

	December 31,
	2006	2005
Plant and equipment	$9,517,475	$9,416,015
Office furniture, fixtures and equipment	61,363	37,027
Vehicles	71,600	71,600
Tools & test equipment	18,431	11,637

	9,668,869	9,536,279

Accumulated depreciation	(6,738,916)	(6,335,661)

Property, plant and equipment, net	$2,929,953	$3,200,618

Construction in progress	$7,627,528	$2,025,594

OCEAN CONVERSION (BVI) LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
6. Long term debt

	December 31,
	2006	2005
Scotiabank (Cayman Islands) loan bearing interest at three month LIBOR plus 1.5% per annum, with interest calculated daily and payable quarterly. Principal is repayable in semi-annual installments of $125,000 through May 31, 2006.	$—	$255,000

CWCO loan bearing interest at three month LIBOR plus 3.5% per annum, with interest calculated daily and payable quarterly. Principal is due June 1, 2007.	3,000,000	800,000

Total long term debt	3,000,000	1,055,000

Less current portion	(3,000,000)	(255,000)

Long term debt, excluding current portion	$—	$800,000

Any amounts drawn under the Scotiabank facility are collateralized by a fixed and floating charge of $1,250,000. The fixed and the floating charge covers all other assets of the Company. The Scotiabank facility has been guaranteed equally by Consolidated Water Co. Ltd. and Sage Water Holdings (BVI) Ltd.
On May 25, 2005, the Company entered into a loan agreement with an affiliate, Consolidated Water Co. Ltd. (“CWCO”), pursuant to which CWCO has agreed to lend the Company up to $3.0 million for the design and construction of a 500,000 Imperial gallon per day seawater desalination plant in Tortola, British Virgin Islands. The loan principal is due and payable on June 1, 2007 and interest accrues at the LIBOR rate plus 3.5% and is payable quarterly on amounts drawn down commencing July 2005. The loan can be repaid at any time without penalty and is subordinated to existing bank indebtedness. The balance outstanding at December 31, 2006 and 2005 was $3.0 million and $800,000, respectively.
7. Commitments
The Company leases property adjacent to the Baughers Bay plant upon which it has installed walls and pipelines necessary for the production of water, with lease payments totaling $18,075 annually through the year 2015.
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

OCEAN CONVERSION (BVI) LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
7. Commitments (continued)
Future minimum lease payments under non-cancelable operating leases at December 31, 2006 are as follows:

2007	$33,075
2008	33,075
2009	33,075
2010	33,075
2011	33,075
Thereafter	357,599
Total rental expense for the years ended December 31, 2006, 2005 and 2004 was $33,655, $33,655 and $17,015, respectively.
8. Expenses

	For the year ended December 31,
	2006	2005	2004
Cost of water sales comprise the following:
Fuel oil	$658,938	$625,316	$532,933
Electricity	820,134	529,905	151,726
Maintenance	558,653	436,104	296,361
Depreciation	402,150	712,582	718,611
Employee costs	446,126	381,613	468,506
Insurance	78,822	80,138	78,008
Other direct costs	286,917	238,262	229,159

	$3,251,740	$3,003,920	$2,475,304

General and administrative expenses comprise the following:
Profit sharing	$1,007,698	$970,386	$868,515
Management fees, related parties	620,448	561,605	567,802
Directors fees and expenses	65,456	67,091	79,589
Professional fees	33,418	29,980	24,399
Employee costs	50,622	36,686	25,689
Maintenance costs	160	991	474
Depreciation	1,105	1,105	552
Other indirect costs	94,819	150,385	75,842

	$1,873,726	$1,818,229	$1,642,862

9. Related party transactions
On May 25, 2005, the Company entered into a loan agreement with an affiliate, CWCO, pursuant to which CWCO has agreed to lend the Company up to $3.0 million for the design and construction of a 500,000 Imperial gallon per day seawater desalination plant in Tortola, British Virgin Islands. (See Note 7).

OCEAN CONVERSION (BVI) LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
9. Related party transactions (continued)
On May 25, 2005, the Company entered into a twenty-five year lease agreement with Bar Bay Estate Holdings Limited (“Bar Bay”), a private company incorporated in the Territory of the British Virgin Islands, pursuant to which the Company agreed to lease from Bar Bay approximately 50,000 square feet of land on Tortola, British Virgin Islands, on which a seawater desalination plant and wells will be constructed. Under the terms of the lease agreement, a lease premium payment of $750,000 was made on June 10, 2005, annual lease and easement payments of $15,020 are due annually and royalty payments of 2.87% of annual sales, as defined in the lease agreement, are payable quarterly.
A director of Sage Water Holdings (BVI) Limited, the latter of which currently owns 100% of the non-voting stock, 50% of the voting common stock and 50% of the profit sharing rights of OC-BVI, is also a Director of OC-BVI and holds 50% of the outstanding shares of Bar Bay.
Pursuant to an amended and restated Management Services Agreement dated December 1, 2003 between DesalCo Ltd. (a wholly-owned subsidiary of Consolidated Water Co. Ltd.) and the Company, DesalCo Ltd. provides the Company with management, administration, finance, operations, maintenance, engineering and purchasing services, and is entitled to be reimbursed for all reasonable expenses incurred on behalf of the Company. The Company incurred fees of $466,401, $452,843 and $442,444 related to this management service agreement for the years ended December 31, 2006, 2005 and 2004, respectively, and as of December 31, 2006 had accounts payable of $890,299 (2005: $812,140) due to DesalCo Ltd. for fees and expenses paid by DesalCo Ltd. on behalf of the Company.
Pursuant to a Management Services Memorandum effected January 1, 2004 between the Class B Directors who at any point in time represent Sage Water Holdings (BVI) Limited, and the Company, the Class B directors provide the Company with delegated operational matters, general management of local business matters, donation, sponsorship and public relations activities, and are entitled to an annual fixed fee of $60,000 and a profit sharing bonus equal to 1% of the Company’s income before depreciation, interest (income and expense), and other expenses not directly related to the operation of the Company. The Company incurred fees of $154,047, $108,762 and $125,358 related to this management service memorandum for the years ended December 31, 2006, 2005 and 2004, respectively and as at December 31, 2006 had accounts payable of $26,030 (2005: $9,026) due to Sage Water Holdings (BVI) Ltd.
As at December 31, 2006, the Company had accounts payable of $119,367 (2005: $21,183) related to the reimbursement of expenses from Consolidated Water Co. Ltd. and DesalCo (Barbados) Limited.
10. Profit sharing obligation

	December 31,
	2006	2005
Opening balance	$1,508,714	$1,409,078
Additions	1,007,698	970,386

Distributions	(405,000)	(870,750)

Ending balance	$2,111,412	$1,508,714

OCEAN CONVERSION (BVI) LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
10. Profit sharing obligation (continued)
In 1993, the Company and its existing shareholders at that time, entered into two Share Repurchase and Profit Sharing Agreements (the “Agreements”) to repurchase 225,000 shares each from those shareholders (the “Parties”), whose shares were issued in exchange for guarantees of the Company’s long term debt. The Agreements were subsequently approved by special resolution at an Extraordinary Meeting of all the Company’s shareholders.
Under the terms of the Agreements, the Company, in exchange for the above-mentioned shares, granted the Parties, profit sharing rights in the Company’s profits for as long as the Company remains in business as a going concern. The Agreement states that where the Company has profits available for the payment of dividends and pays a dividend from there, a distribution shall be made to each of the Parties equal to 202,500 (2005: 202,500) times the dividend per share received by the remaining shareholders and paid concurrently with such dividend. The factor of 202,500 (2005: 202,500) shall be subject to amendment by the same proportion and at the same time as changes take place or adjustments are made in respect of the remaining shareholders.
The current shareholders and an affiliate of a current shareholder have acquired these profit sharing rights. The Company has recorded an obligation at December 31, 2006 for the maximum profit shares payable to the Parties if all retained earnings were to be distributed as dividends and profit shares.
11. Taxation
Under the terms of the water sale agreements with the Government, the Company is exempt from all non-employee taxation in the British Virgin Islands.
12. Pension plan
Effective December 1, 2003, the Company established the MWM Global Retirement Plan (the “Plan”). The Plan is a defined contribution plan whereby the Company will contribute 5% of each participating employee’s salary to the Plan. The total amount recognized as an expense under the plan during the year ended December 31, 2006 was $11,230 (2005: $9,621 and 2004: $6,776).

OCEAN CONVERSION (BVI) LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
13. Financial instruments
Credit risk:
Financial assets that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, accounts receivable and intercompany loans receivable. The Company’s cash is placed with high credit quality financial institutions. The accounts receivable are due from the Company’s sole customer, the Government (Note 3). As a result, the Company is subject to credit risk to the extent of any non-performance by the Government.
Interest rate risk:
The interest rates and terms of the Company’s loans are presented in Note 6 of these consolidated financial statements. The Company is subject to interest rate risk to the extent that the LIBOR rate may fluctuate.
Fair values:
As of December 31, 2006 and 2005, the carrying amounts of cash and cash equivalents, accounts receivable, prepaid expenses and other assets, accounts payable and accrued liabilities approximate fair values due to the short term maturities of these assets and liabilities. Management considers that the carrying amount for long-term debt approximates fair value.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Annual Report, the Company’s management conducted an evaluation with the participation of the Company’s Chief Executive Officer and Chief Financial Officer (collectively, the “Certifying Officers”) regarding the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). The Company’s management with the participation of the Certifying Officers also conducted an evaluation of the Company’s internal control over financial reporting.
Based on this evaluation and in accordance with the requirements of Auditing Standard No. 2 of the Public Company Accounting Oversight Board, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective and that the Company maintained effective control over financial reporting as of December 31, 2006.
The Company’s management, including the Certifying Officers, does not expect that the Company’s disclosure controls and procedures will prevent all errors and all improper conduct. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations of a cost-effective control system, misstatements due to error or fraud may occur and may not be detected. Despite these limitations, the Certifying Officers have concluded that our disclosure controls and procedures (1) are designed to provided reasonable assurance of achieving their objectives and (2) do provide reasonable assurance of achieving their objectives.

Management’s Annual Report on Internal Control Over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:
•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorization of management and directors of the Company; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.
The Company’s management, including the Certifying Officers, assessed as of December 31, 2006, the effectiveness of the Company’s internal control over financial reporting. In making this assessment, management used the criteria set forth in the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
As of December 31, 2006, the Company’s management, including the Certifying Officers, has concluded that the Company maintained effective internal control over financial reporting.
Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006 has been audited by Rachlin Cohen & Holtz LLP, an independent registered public accounting firm, as stated in their report which is included elsewhere in this Annual Report.
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
We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, that Consolidated Water Co. Ltd maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Consolidated Water Co. Ltd ’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
In our opinion, management’s assessment that Consolidated Water Co. Ltd maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Consolidated Water Co. Ltd maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the December 31, 2006 consolidated balance sheet and the related 2006 consolidated statements of income, stockholders’ equity and cash flows of Consolidated Water Co. Ltd, and our report dated March 13, 2007 expressed an unqualified opinion.
/s/ Rachlin Cohen & Holtz LLP

Fort Lauderdale, Florida
March 13, 2007

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Our Directors and Executive Officers
     This table lists information concerning our executive officers and directors:

Name	Age	Position
Jeffrey M. Parker	62	Director, Chairman of the Board of Directors
Frederick W. McTaggart	44	Director, President, Chief Executive Officer
David W. Sasnett	50	Director, Executive Vice President & Chief Financial Officer
Gregory S. McTaggart	43	Vice President of Cayman Operations
Robert B. Morrison	53	Vice President of Purchasing and Information Technology
Gerard J. Pereira	36	Vice President of Engineering
Ramjeet Jerrybandan	38	Vice President of Overseas Operations
William T. Andrews	58	Director
Brian E. Butler *	57	Director
Steven A. Carr *	56	Director
Carson K. Ebanks *	51	Director
Richard L. Finlay *	48	Director
Clarence B. Flowers, Jr. *	51	Director
Wilmer Pergande *	67	Director
Leonard J. Sokolow*	50	Director
Raymond Whittaker *	53	Director

*	The Board of Directors has determined that each of such persons is an “independent director” under the corporate governance rules of The NASDAQ Stock Market LLC (“NASDAQ”)
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
Frederick W. McTaggart has been a director of our company since 1998, President since October 2000 and Chief Executive Officer since January 1, 2004. Also on January 1, 2004, Mr. McTaggart resigned as Chief Financial Officer, a position he held since February 2001. From April 1994 to October 2000, Mr. McTaggart was the Managing Director of the Water Authority-Cayman, the government-owned water utility serving certain areas of the Cayman Islands. He received his B.S. degree in Building Construction from the Georgia Institute of Technology in 1985. Mr. McTaggart is the brother of Mr. Gregory S. McTaggart, the Vice President of Cayman Operations.

David W. Sasnett has served as a director of our Company since December 2004 and in June 2006 became our Executive Vice President and Chief Financial Officer. From October 2005 until June 2006 Mr. Sasnett was the Chief Financial Officer of VoIP, Inc., a publicly-traded provider of communication services utilizing voice over internet protocol technology. Mr. Sasnett is an Executive Vice President and the former President of Secure Enterprises, LLC, a marketer and distributor of consumer products, a company he co-founded in 2003. During 2004, he was the Vice President of Finance and Controller for MasTec, Inc., a publicly-traded specialty contractor and infrastructure provider. Mr. Sasnett was employed from 1994 to 2002 by Catalina Lighting, Inc. and from 1996 to 2002 served as the Chief Financial Officer of Catalina Lighting, Inc., a publicly-traded manufacturer and distributor of residential lighting and other consumer products. After leaving Catalina Lighting, Mr. Sasnett was employed through 2002 in an executive and consulting capacity by Platinum Products, Inc., a privately-held consumer products importer and distributor. Mr. Sasnett is presently serving on the Board of Directors of WQN, Inc., a publicly-traded company. His experience also includes more than 12 years with the accounting, auditing and consulting firm of Deloitte & Touche, LLP.
Gregory S. McTaggart is our Vice President of Cayman Operations. Mr. McTaggart joined our Company in January 1991 as our resident engineer and has served in his current capacity since 1994. For three years before joining us, Mr. McTaggart worked for the Caribbean Utilities Company, the electrical utility on Grand Cayman, as a mechanical engineer. Mr. McTaggart obtained his Bachelor of Mechanical Engineering from the Georgia Institute of Technology in 1986. Mr. McTaggart is the brother of Frederick W. McTaggart, who is the President, Chief Executive Officer and a director of our Company.
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
Gerard J. Pereira was appointed Vice President of Engineering in March 2003. Mr. Pereira obtained his BS and MS in Chemical Engineering from the University of Waterloo, Ontario, Canada and joined Ocean Conversion (Cayman) Limited as Operations Engineer in 1995. He was promoted to Operations Manager of Ocean Conversion (Cayman) Limited in 1998, which post he held until our acquisition of that company.
Ramjeet Jerrybandan joined our Company in 1998 as the Operations Engineer in Grand Cayman. He was promoted to Operations Manager (Cayman) in 2005 and became our Vice President of Overseas Operations in May 2006. He obtained his Bachelor of Science degree in Industrial Engineering and his Master of Science degree in Engineering Management at the University of the West Indies. Mr. Jerrybandan holds an Advanced Diploma in Business Administration from the Association of Business Executives of London. He also has extensive training in the Information Technology field including industrial automation systems.
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
Steven A. Carr has served as a director of the Company since 1998. Mr. Carr is the President of Carr & Associates, a private investment firm located in Bryan, Texas. Mr. Carr received his Bachelor of Science degree from Texas A&M University in 1973 and his Master of Arts degree from the University of Texas in 1980. From 1972 to 1994, Mr. Carr held executive positions and participated in the ownership and management of a number of broadcast and telecommunications ventures throughout the United States. From 1998 to 2000, Mr. Carr served as an alternate director on our board of directors and was elected as a full director in May 2000. Mr. Carr is a director and chairman of the Trust Committee of the First National Bank of Bryan, and a director of Consolidated Water (Bahamas) Limited. He is Senior Lecturer at Texas A&M University’s Mays Business School, a councilor of the Texas A&M Research Foundation, director of the 12th Man Foundation and serves on numerous other boards and councils.
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

Wilmer Pergande has been a director of our Company since 1978. Mr. Pergande is the principal of WF Pergande Consulting LLC currently providing consulting engineering services in the areas of desalination, fluid dynamics and process separation technologies. He retired in 2005 as Global Leader for Desalination and Process Equipment, GE Infrastructure, Water and Process Technologies, a water desalination company, which position he held since 2002. Mr. Pergande previously held the position of Vice-President of Special Projects, and CEO of a subsidiary, of Osmonics, Inc., a publicly-traded water filtration company, until its acquisition by General Electric Co. Before joining Osmonics, Mr. Pergande was the Chief Executive Officer of Licon International, Inc., a publicly traded manufacturer of liquid processing equipment. Previously, Mr. Pergande was the President of Mechanical Equipment Company, Inc., and held executive managerial positions with AquaChem Inc. both companies being manufacturers of seawater desalination equipment.
Leonard J. Sokolow became a director of our Company on June 1, 2006. From November 1999 until January 2007, Mr. Sokolow has been CEO and President of vFinance, Inc., a publicly-traded financial services company, which he co-founded. Since January 2007 Mr. Sokolow has been the Chairman and CEO of vFinance, Inc. Mr. Sokolow was Founder, Chairman and Chief Executive Officer of the Americas Growth Fund, Inc., a closed-end 1940 Act management investment company, from 1994 to 1998. From 1988 until 1993 Mr. Sokolow was EVP and General Counsel of Applica, Inc., a publicly-traded appliance marketing and distribution company. From 1982 until 1988 Mr. Sokolow practiced corporate, securities and tax law and was one of the founding attorneys and a partner of an international boutique law firm. From 1980 until 1982 he worked as a CPA for Ernst & Young and KPMG Peat Marwick.
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

Group 1	Group 2	Group 3
William T. Andrews	Carson K. Ebanks, JP	Wilmer Pergande
Brian Butler	Richard Finlay	Raymond Whittaker
Steven A. Carr	Clarence Flowers, Jr.	David W. Sasnett
	Frederick McTaggart	Leonard J. Sokolow
Jeffrey M. Parker
The directors of Group 3 were re-elected at our annual shareholders’ meeting in 2006. The directors in Group 1 will be eligible for re-election in 2007, Group 2 in 2008 and then Group 3 again in 2009.
Under our exclusive retail license in the Cayman Islands, which was transferred to our wholly-owned subsidiary, Cayman Water Company Limited in July 2003, the Cayman Islands government may nominate three persons to serve on the board of directors of the license holder. We must cause one of the persons nominated by the government to be elected as a director. In May 2001, when the license was held by our parent company, Carson K. Ebanks, JP was elected as the government’s nominee and was elected to our board. The Government has not yet nominated their director for Cayman Water Company Limited.
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
The Board of Directors has also adopted a Code of Business Conduct and Ethics that applies to all of our Directors, officers (including our principal executive officer, principal financial officer and principal accounting officer) and employees. Our Code of Business Conduct and Ethics is posted on the “Investor Relations — Corporate Governance” section of the Company’s website: http://www.cwco.com.
If, in the future, the Board of Directors amends the Code of Business Conduct and Ethics or grants a waiver to our principal executive officer, principal financial officer or principal accounting officer with respect to the Code of Business Conduct and Ethics, the Company will post the amendment or a description of the waiver on the “Investor Relations-Corporate Governance” section of the Company’s website.
Committees of the Board of Directors
The Board of Directors has the following four committees: (1) Executive, (2) Compensation, (3) Audit and (4) Nominations. Except for the Executive Committee, the Board of Directors has adopted a written charter for each of the other committees. Such charters are posted on the “Investor Relations-Corporate Governance” section of the Company’s website: http://www.cwco.com.
Executive Committee
The Executive Committee is comprised of Messrs. Frederick McTaggart, Finlay, Flowers, Parker and Whittaker. The functions of the Executive Committee include meeting to review the operations of the Company, ensuring that any matters, which must be dealt with before the next Board of Directors meeting, are addressed in a timely matter.
Compensation Committee
The Compensation Committee is comprised of Messrs. Ebanks, Flowers, Finlay, Pergande and Sokolow.
The Compensation Committee is responsible for reviewing and approving the executive compensation program for the Company and its subsidiaries, assessing executive performance, making grants of salary and annual incentive compensation, approving certain employment agreements and reviewing and consulting with the Company’s management regarding the Compensation Discussion and Analysis that is included in the Company’s proxy statement for each annual meeting. The Board of Directors has adopted a written charter for the Compensation Committee. The Board of Directors has determined that all members of the Compensation Committee are “independent directors,” as such term is defined under the applicable rules of NASDAQ.
Audit Committee
The Board of Directors has an Audit Committee, which is comprised of Messrs. Butler, Carr, Finlay, Sokolow and Whittaker.
The Audit Committee assists the Board of Directors in monitoring the financial reporting process, the internal control structure and the independence and performance of the internal audit department and the independent public accountants. Its primary duties are to serve as an independent and objective party to monitor the Company’s financial process and internal control system, to review and appraise the audit effort of the Company’s independent accountants and to provide an open avenue of communications among the independent accountants, financial and senior management and the Board of Directors. The Board of Directors has adopted a written charter for the Audit Committee and the Audit Committee reviews and reassesses the adequacy of its charter on an annual basis. During the year, the Board of Directors examined the composition of the Audit Committee in light of NASDAQ’s corporate governance rules and the regulations promulgated by the Securities and Exchange Commission (“SEC”) applicable to audit committees. Based upon this examination, the Board of Directors has determined that all members of the Audit Committee are “independent directors” within the meaning of applicable rules and regulations of NASDAQ and the SEC. The Board of Directors has also determined that Mr. Sokolow qualifies as an “audit committee financial expert” as defined under applicable rules and regulations of NASDAQ and the SEC.
Nominations Committee
The Board of Directors has a Nominations Committee, which is comprised of Messrs. Carr, Pergande and Sokolow.
The Nominations Committee makes recommendations to the Board of Directors regarding the size and composition of the Board of Directors, establishes procedures for the nomination process, recommends candidates for election to the Board of Directors and nominates officers for election by the Board of Directors. The Board of Directors has determined that all members of the Nominations Committee are “independent directors”, as such term is defined under the applicable rules of NASDAQ.
To recommend a prospective nominee for the Nominations Committee’s consideration, a shareholder may submit the candidates name and qualifications in writing to the Secretary of the Company, Consolidated Water Co. Ltd., Regatta Office Park, Windward Three, Fourth Floor, Grand Cayman, Cayman Islands.
Section 16(a) Beneficial Ownership Reporting Compliance
As a foreign private issuer, we are not subject to the requirements of Section 16(a) of the Securities Exchange Act of 1934, as amended.

ITEM 11. EXECUTIVE COMPENSATION
COMPENSATION DISCUSSION & ANALYSIS
In this section, we will give an overview and analysis of our compensation program and policies, the material compensation decisions we have made under those programs and policies, and the material factors that we considered in making compensation decisions for our Named Executive Officers, as defined under the heading “Additional Information Regarding Executive Compensation.” Specific information regarding the compensation earned by or paid to our Named Executive Officers in 2006 is set forth in a series of tables under the heading “Additional Information Regarding Executive Compensation.” The discussion below is intended to help you understand the detailed information provided in those tables and put that information into context within our overall compensation program.
Overview of Compensation Program
The Compensation Committee (the “Committee”) of our Board of Directors has responsibility for establishing, implementing and continually monitoring adherence with our compensation philosophy, maintaining competitive compensation and structuring compensation to achieve our compensation objectives. Generally, the types of compensation and benefits we provide to our Named Executive Officers are similar to those provided to our other executive officers.
Compensation Philosophy and Objectives
The Committee believes that compensation paid to our Named Executive Officers should be directly aligned with our performance, and that compensation should be structured to ensure that a significant portion of our named executives officers’ compensation opportunities are directly related to achievement of our financial and operational goals, such as meeting profitability targets, operating within the capital expenditures budget, securing new projects within the Caribbean, obtaining contract extensions with current customers and keeping current on the industry’s engineering advances in seawater conversion technology, all of which impact shareholder value. The Committee evaluates both performance and compensation to ensure that we maintain our ability to attract and retain highly skilled and motivated employees in key positions and that compensation provided to key employees remains competitive relative to the compensation paid to similarly situated executives of our peer companies (our “Peer Companies”), which include California Water Service Company, American Water, Middlesex Water Company, York Water Company, United Utilities PLC, GE Water and Southwest Water Company. To that end, the Committee believes that the executive compensation packages we provide to our executives, including our Named Executive Officers, should include a mix of base salary and equity-based and incentive-based compensation.
Our compensation decisions with respect to our Named Executive Officer compensation opportunities are influenced by (a) the executive’s level of responsibility and function within the Company, (b) our overall performance and profitability, and (c) our assessment of the competitive marketplace, including our competitors in our geographical business area such as GE Water, TSG Water Resources, Inc., VWNA Caribbean, LLC and BiWater PLC.
Setting Executive Compensation
Based on the foregoing philosophy and objectives, the Committee has structured our Named Executive Officers’ base salary and equity-based and incentive-based compensation to motivate executives to achieve our business goals and reward the executives for achieving such goals. In furtherance of this, the Committee recently engaged Janney Montgomery Scott LLC (“Janney Montgomery”), an outside financial consulting firm and lead underwriter in our last public offering, to conduct an annual review of our total compensation program for our most highly compensated executive officers beginning in 2007. In the second quarter of 2007, the Committee intends to seek additional information from Janney Montgomery or a similar firm regarding alternative compensation structures to consider when making compensation decisions regarding our Named Executive Officers.
In determining the compensation of our Named Executive Officers as set forth in their most recent employment agreements, the Committee reviewed the American Water Works Association’s 2002 Water Utility Compensation Survey, which covered salaries paid during 2000-2002 to executives employed by the top 625 water utility companies in the United States and again plans to purchase this survey based on 2006 salaries. The Committee also reviewed compensation paid to executives working at publicly-traded U.S. companies for which this information was available that are operating in the water business, including California Water Service Company, American Water, Middlesex Water Company, York Water Company and Southwest Water Company. Using this information, the Committee determined the total compensation of our Named Executive Officers, pursuant to their current employment agreements, adjusting upward between 25-30% to account for the cost of living in the Cayman Islands as compared to that of the United States.
We compete with many companies for top executive-level management and technical talent and have been unsuccessful in the past when we attempted to recruit executives to relocate to the Cayman Islands. As such, the Committee generally sets compensation targets for our Named Executive Officers who live in the Cayman Islands that are 25-30% above the compensation paid to similarly situated U.S. executives of our Peer Companies in order to attract and to retain our Cayman Islands based Named Executive Officers. However, the Committee may set compensation for our Named Executive Officers above or below this standard as dictated by the experience level of the individual and market factors.
A significant percentage of the total compensation paid to our Named Executive Officers is allocated to incentive-based compensation, as a result of the philosophy and objectives mentioned above. In 2006, the annual cash bonuses paid to our Named Executive Officers ranged from 30% to 160% of the total compensation paid to our Named Executive Officers.
Role of Chief Executive Officer in Compensation Decisions
Our Chief Executive Officer recommends to the Compensation Committee a base salary within a designated range for each of our Vice-Presidents and our Chief Financial Officer. The Compensation Committee makes the final decision regarding base salary, based upon the range suggested by our Chief Executive Officer, and sets their other compensation components. Our Chief Executive Officer is not involved with the setting of compensation for the Chairman or himself.
2006 Executive Compensation Components
For the fiscal year ended December 31, 2006, the principal components of compensation for our Named Executive Officers were:
•	base salary;

•	equity-based compensation;

•	incentive-based compensation;

•	retirement and other benefits; and

•	perquisites and other personal benefits.

Base Salary
Base salaries for our executives are established based on the scope of their responsibilities and their prior relevant background, training, and experience, taking into account competitive market compensation paid by the companies represented in the compensation data the Committee reviewed for similar positions and the overall market demand for such executives at the time of hire or entry into employment agreements. As with total compensation, we believe that executive base salaries should be competitive with the salaries paid to executives in similar positions and with similar responsibilities in the companies of similar size to us represented in the compensation data reviewed. An executive’s base salary is also evaluated together with other components of the executive’s other compensation to ensure that the executive’s total compensation is in line with our overall compensation philosophy and objectives.
Base salaries are reviewed annually and increased based upon (i) a need to realign base salaries with market levels for the same positions in the companies of similar size to us represented in the compensation data reviewed; (ii) an internal review of the executive’s compensation, both individually and relative to other executive officers; (iii) the individual performance of the executive and (iv) an assessment of whether significant corporate goals were achieved. Additionally, we adjust base salaries as warranted throughout the year for promotions or other changes in the scope or breadth of an executive’s role or responsibilities.
Equity-Based Compensation
Under the terms of our Chief Financial Officer’s employment agreement, he is entitled to receive the equivalent in value of US$40,000 of our ordinary shares annually. Such shares will vest quarterly in increments of 12.5% over a two-year period beginning on the date of grant. If our shareholders do not approve the issuance of ordinary shares to our Chief Financial Officer at the 2007 Annual General Meeting, we will pay US$40,000 in cash to our Chief Financial Officer. For purposes of determining the number of ordinary shares equivalent in value to US$40,000, we use the average of the closing bid and ask prices of the ordinary shares on the principal market on which our ordinary shares are traded for the five business days prior to the date that the ordinary shares are issued to our Chief Financial Officer.
We believe that equity ownership resulting from equity-based compensation earned by our Chief Financial Officer is an effective means of creating a long-term link between the compensation provided to our Chief Financial Officer with gains realized by our shareholders.
Incentive-Based Compensation
Annual Bonus. A significant amount of total compensation for which our Named Executive Officers are entitled is comprised of an annual bonus. Our Chairman and Chief Executive Officer are entitled to an annual performance bonus equal to 1.5% and 2%, respectively, of net profit, subject to a cap measured as 40% and 50% of their respective base salaries. Our Chairman and Chief Executive Officer are also entitled to an annual incremental bonus equal to 15% and 5%, respectively, of the increase (if any) of net profit for a financial year over all prior years highest net profit. The annual bonuses paid to our Chairman and our Chief Executive Officer are paid 75% in cash and 25% in ordinary shares. Our Chief Financial Officer is entitled to an annual bonus in an amount not less than 25% of his then current base salary based on meeting certain performance goals agreed to with our Chief Executive Officer. In 2006 our Chief Executive Officer set performance goals for the Chief Financial Officer with respect to capital formation, various financial initiatives and the financial reporting process. The bonus paid to our Chief Financial Officer is paid in cash. All Vice Presidents, except our Chief Financial Officer, are entitled to an annual bonus equal to 2.5% of the increase (if any) of net profit for a financial year over all prior years’ highest net profit, subject to a cap measured as 40% of their respective, then current base salaries. The annual bonuses, if any, paid to our Vice-Presidents may be paid, upon election by such Vice-President, in cash, in our ordinary shares or in a combination thereof (upon approval of our shareholders with regard to the ordinary shares to be issued).
In its discretion, the Committee may award bonus payments to our Vice-Presidents or our Chief Financial Officer above or below the amounts specified in their respective employment agreements. These bonus provisions are intended, in accord with our compensation philosophies and objectives, to align executive interests with shareholder interests.
Unless the provisions in our Chief Executive Officer and Chairman’s employment agreements relating to incentive compensation are amended, they will continue to receive incentive-based compensation as set forth above. The Committee plans to use the information to be provided by Janney Montgomery to determine if they consider our Named Executive Officers’ salaries to be competitive. As the employment agreements of our other Named Executive Officers come up for renewal, the Committee plans to review the information to be provided by Janney Montgomery to determine if our Named Executive Officers’ compensation levels are competitive and have the right mix of incentive-based compensation.
Equity Incentives. Our Vice-Presidents are eligible to participate in an employee share incentive plan for our long-term employees who are not directors. We believe that equity ownership is one of the more effective means of creating a long-term link between the compensation provided to our Named Executive Officers and other key management personnel with gains realized by our shareholders.
Under the plan, employees are issued redeemable preferred shares on an annual basis at no cost based on a formula which takes into consideration the employee’s salary and the total dividend paid to ordinary shareholders as a percentage of the total shareholder’s equity in each year. If an employee remains employed by us for at least four years, we are obligated to exchange the redeemable preferred shares (whether or not the redeemable preferred shares have been held for four years) for the same number of ordinary shares. We are also obligated to exchange the redeemable preferred shares for an equal number of ordinary shares if an employee’s employment with us or any of our affiliates terminates by reason of the employee’s death, permanent disability or the employee reaches the age of 65 years. However, if an employee’s employment with us or any of our affiliates terminates for any other reason, we may at any time up to and including the first anniversary of such termination, redeem the employee’s redeemable preferred shares for cash equal to 75% of the average of the closing market price for our ordinary shares on each of the first seven trading days in the month of October of the year in which the redeemable preferred shares were issued to the employee.
Additionally, when an employee is issued redeemable preferred shares, the employee is also granted an option to purchase an equal number of redeemable preferred shares at approximately 75% of the average market price of the ordinary shares. The exercise price is determined using the average of the closing market price for our ordinary shares on each of the first seven trading days in the month of October of the year in which the redeemable preferred shares were issued to the employee. The grant date is determined as 90 days after the date of the auditor’s certificate on the financial statements for the relevant year. This option expires, unless exercised by the employee, within thirty (30) days after the date of grant.
Pension Plan
As with every employer in the Cayman Islands, we are required by the National Pension Law to provide a pension plan for our employees in the Cayman Islands. We belong to both the Cayman Islands Chamber Pension Plan and the Ocean Conversion Staff Pension Plan in the Cayman Islands. The Chamber Pension Plan is a non-profit entity, which is administered by the Bank of Butterfield, and the Ocean Conversion

Staff Pension Plan has as its trustee Colonial Private Trustee Limited and is administered by the British Caymanian Insurance Company Ltd.
Under the Cayman Islands National Pensions Law, all employees between the ages of 18 and 60 must contribute a specified minimum percentage of their earnings to a pension plan. Until recently, the exact percentage of contributions varied according to the age of each employee. Since June 1, 2002, however, all employees must contribute 5% of their earnings to a pension plan. An employee also has the option of contributing more than the prescribed minimum. We are required to match the contribution of the first 5% of each participating employee’s salary to a maximum of $72,000. Employees earning more than $72,000 are not required to make contributions on amounts over $72,000. All contributions by our employees are collected by us and paid into the various pension plans on a monthly basis.
Both plans are defined contribution plans, and as such the amount that an employee receives upon retirement is directly related to the amount contributed to the plan by the employee while working. Once an employee retires (employees become eligible for retirement at age 60 in the Cayman Islands), an employee has the following options for receiving benefits:
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
Perquisites and Other Personal Benefits
Pursuant to our Chief Executive Officer’s employment agreement, we provide our Chief Executive Officer with a suitable vehicle, the monthly expense of which was $250 in 2006. Pursuant to our Chief Financial Officer’s employment agreement, we provide our Chief Financial Officer with a $700 monthly automobile expense allowance. Such allowance automatically increases by $50 per month at the end of each completed year of employment through the term of our Chief Financial Officer’s employment agreement.
Termination-Based Compensation
Termination
Our Named Executive Officers’ employment agreements may be terminated upon the occurrence of the following:
i.	the death of the Named Executive Officer;

ii.	the Named Executive Officer being adjudicated bankrupt;

iii.	the Named Executive Officer giving six month’s notice of termination; and

iv.	the Named Executive Officer being unable to discharge his duties due to physical or mental illness for a period of more than 60 days.
Additionally, our Chief Financial Officer’s employment agreement may be terminated due to his conviction of a felony or his commission of an act or omission that could result in material harm to us.

Our other Named Executive Officers’ employment agreements may be terminated due to conduct by such Named Executive Officer justifying dismissal under Cayman Island law.
Upon termination due to the Named Executive Officer’s inability to discharge his duties due to physical or mental illness for a period of more than 60 day, the Named Executive Officer will be relieved of his duties. In the case of all Named Executive Officers other than our Chief Financial Officer, we will pay such Named Executive Officer $1,000 per year, provide medical insurance for him and his family, and contribute to a pension fund for the Named Executive Officer for a period of two years. In the case of our Chief Financial Officer, we will pay him $1,000 per year and provide medical insurance for him and his family for a period of one year.
If our Chief Financial Officer’s employment agreement is terminated by our Chief Financial Officer upon six month’s notice or due to his commission of an act or omission that could result in material harm to us, he will forfeit all unvested shares issued pursuant to his employment agreement. If his employment agreement is otherwise terminated or upon a “Change in Control,” as defined below, all unvested shares issued pursuant to his employment agreement will vest immediately.
Severance
Upon termination of employment, our Chairman and Chief Executive Officer are entitled to receive severance payments under their employment agreements. In determining whether to approve and setting the terms of such severance arrangements, the Committee recognizes that executives, especially highly ranked executives, often face challenges securing new employment following termination. Our Chairman and Chief Executive Officer’s respective employment agreements provide for a lump sum severance payment equal to 24 months of their then current respective base salary if their employment is terminated without cause. The Committee negotiated our Chairman and Chief Executive Officer’s severance packages to provide them an amount equal to their base salary for the length of their non-competition arrangement with us. Based upon the data reviewed by the Committee, we believe that our Chairman and Chief Executive Officer’s severance packages are generally in line with severance packages offered to executive chairmen and chief executive officers of the companies of similar size and employee base.
Change in Control
Upon a “Change in Control,” as defined below, our Chief Financial Officer may elect to terminate his employment and receive a lump sum payment equal to twice his then current base salary. In determining whether to approve and setting the terms of such Change in Control arrangement, the Committee recognizes the importance to the Company and our shareholders of avoiding the distraction and loss of key management personnel that may occur in connection with rumored or actual fundamental corporate changes. A properly arranged Change in Control provision protects shareholder interests by enhancing employee focus during rumored or actual Change in Control activity through:
•	Incentives to remain with us despite uncertainties while a transaction is under consideration or pending; and

•	Assurance of compensation for terminated employees after a Change in Control.
Our Chief Financial Officer’s employment agreement provides that, at his election, he may terminate his employment upon a Change in Control and receive a payment of 24 months of base his then current base salary. After reviewing the practices of companies represented in the compensation data we obtained, the Committee negotiated our Chief Financial Officer’s Change in Control arrangement to provide him an amount equal to his base salary for twice the length of his non-competition arrangement with us. We believe that our Chief Financial Officer’s Change in Control arrangement is generally in line with such arrangements offered to chief financial officers of the companies of similar size to us represented in the compensation data reviewed.
For the purposes of this discussion, a “Change of Control” means where: (i) any person, including a “group” as defined in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended, publicly announces that such person or group has become the beneficial owner of more than 50% of the combined voting power (“Controlling Voting Power”) of our then outstanding securities that may be cast for the election of directors and (ii) the persons who were our directors before such event shall cease to constitute a majority of our Board of Directors, or any successor, as the direct or indirect result of any person or group acquiring Controlling Voting Power.
Compensation Committee Report
The Committee, comprised of independent directors, reviewed and discussed the above Compensation Discussion & Analysis (“CD&A”) with the Company’s management. Based on the review and discussions, the Committee recommended to the Company’s Board of Directors that the CD&A be included in this Annual Report on Form 10-K.
Compensation Committee
Carson K. Ebanks
Clarence B. Flowers, Jr.
Wilmer Pergande
Leonard J. Sokolow

ADDITIONAL INFORMATION REGARDING EXECUTIVE COMPENSATION
Summary Compensation Table
The following table summarizes the compensation of our (1) Chief Executive Officer, (2) Chief Financial Officer and (3) our three other most highly compensated executive officers based upon total compensation (collectively, our “Named Executive Officers”) for the fiscal year ended December 31, 2006.

						Non-Equity
					Option	Incentive Plan
				Stock	Awards	Compensation	All Other
Name and Principal Position	Year	Salary ($)	Bonus ($)	Awards($)	($)	($)	Compensation ($)	Total($)
(a)	(b)	(c)	(d)(3)	(e)(4)	(f)(5)	(g)(6)	(i)(7)	(j)
Frederick W. McTaggart Chief Executive Officer	2006	223,416	175,379	—	—	—	6,600	405,395
David W. Sasnett (1) Executive VP & Chief Financial Officer	2006	155,000	67,500	20,000	—	—	8,400	250,900
Jeffrey M. Parker Chairman	2006	184,318	272,484	—	—	—	3,600	460,402
Gregory S. McTaggart VP Cayman Operations	2006	125,000	35,816	—	—	—	3,600	164,416
Robert B. Morrison VP IT & Purchasing	2006	125,000	35,867	—	—	—	3,600	164,467
Joseph Pivinski (2) Former Chief Financial Officer	2006	60,417	—	—	—	—	157,583	218,000

1)	Mr. Sasnett assumed the position of Chief Financial Officer effective June 3, 2006. The information presented herein represents annualized compensation amounts rather than actual amounts paid for the period from June 3, 2006 to December 31, 2006.

2)	Mr. Pivinski resigned from the position of Chief Financial Officer effective May 11, 2006. Other compensation paid to Mr. Pivinski was in accordance with the terms of his separation agreement.

3)	Bonus amounts have been determined pursuant to the bonus terms outlined in our Named Executive Officers’ respective employment agreements.

4)	Under the terms of Mr. Sasnett’s employment agreement, he is entitled to receive the equivalent in value of $40,000 of our ordinary shares annually. Such shares vest quarterly in increments of 12.5% over a two-year period beginning on the date of grant. The issuance of shares requires shareholder approval at our 2007 Annual General Meeting. The amount presented above represents the annualized cash equivalent for 2006.

5)	There were no option awards during 2006 to Executive Management.

6)	There was no non-equity incentive plan compensation during 2006 to Executive Management.

7)	Represents (i) pension plan contributions of $3,600 for each of Frederick and Gregory McTaggart, Jeff Parker and Robert Morison, (ii) car allowance of $8,400 for Mr. Sasnett; and (iii) the cost to us in the amount of $3,000 for the automobile used by Frederick McTaggart.

Grants of Plan-Based Awards
Under the terms of Mr. Sasnett’s employment agreement, he is entitled to receive the equivalent in value of $40,000 of our ordinary shares annually. Such shares vest quarterly in increments of 12.5% over a two-year period beginning on the date of grant. The issuance of shares requires shareholder approval at our 2007 Annual General Meeting and accordingly no shares were issued to Mr. Sasnett in 2006. The cash equivalent earned in 2006 related to this stock award in 2006 was $10,000.
Employment Agreements
Frederick W. McTaggart—President and Chief Executive Officer
On January 1, 2004, we entered into a three-year employment agreement with Frederick W. McTaggart, our President and Chief Executive Officer, pursuant to which he is paid US$200,000 per annum. This agreement is subject to extension each year upon mutual agreement and shall be extended such that the term shall be for three years from January 1st of the next following year. If we terminate Mr. Frederick McTaggart without cause, he is entitled to twice the annual remuneration set out in this agreement, adjusted for any annual increases received.
For each completed financial year, Mr. Frederick McTaggart will be paid a bonus calculated as (a) 2% of the net profits for that financial year, before charging this bonus, dividends, or crediting any amounts arising from the re-valuation of our assets to a maximum of 50% of Mr. Frederick McTaggart’s annual remuneration and (b) 5% of the amount by which our net profits for that financial year (calculated in the same manner as in (a) above) exceed the highest annual net profits earned by us in any prior financial year. This bonus shall be paid as to 75% in cash and 25% in our ordinary shares valued at the market price at the close of trading of the same on December 31st of the relevant financial year.
Jeffrey M. Parker—Chairman of the Board of Directors
On January 1, 2004, we entered into a three-year employment agreement with Jeffrey M. Parker, our Chairman of the Board of Directors, pursuant to which he is paid US$165,000 per annum. This agreement is subject to extension each year upon mutual agreement and shall be extended such that the term shall be for three years from January 1st of the next following year. If we terminate Mr. Parker without cause, he is entitled to twice the annual remuneration set out in this agreement, adjusted for any annual increases received.
For each completed fiscal year, Mr. Parker will be paid a bonus calculated as (a) 1.5% of the net profits for that financial year, before charging this bonus, dividends, or crediting any amounts arising from the re-valuation of our assets to a maximum of 40% of Mr. Parkers annual remuneration and (b) 15% of the amount by which our net profits for that financial year (calculated in the same manner as in (a) above) exceed the highest annual net profits earned by us in any prior financial year. This bonus shall be paid as to 75% in cash and 25% in our ordinary shares valued at the market price at the close of trading of the same on December 31st of the relevant financial year.

David W. Sasnett—Executive Vice President & Chief Financial Officer
On May 22, 2006, we entered into a 19-month employment agreement with David W. Sasnett, pursuant to which Mr. Sasnett will serve as our Executive Vice President and Chief Financial Officer effective June 3, 2006. Under the terms the employment agreement, Mr. Sasnett is entitled to an annual base salary of US$155,000, and a performance bonus equal to 25% of Mr. Sasnett’s then current salary if benchmarks to be agreed upon by our Chief Executive Officer and Mr. Sasnett are met. Subject to approval of the shareholders, we will issue Mr. Sasnett a number of our ordinary shares having an aggregate value of US$40,000. Such shares vest quarterly in increments of 12.5% over a two-year period beginning on May 22, 2006. If Mr. Sasnett terminates the Employment Agreement upon giving 90 day’s notice after a “Change of Control,” we will pay Mr. Sasnett an amount equal to twice his then current salary.
If Mr. Sasnett remains employed by us, we will issue Mr. Sasnett an additional number our ordinary shares having an aggregate value of US$40,000 on each anniversary of the Employment Agreement, which shares will vest quarterly in increments of 12.5% over a two-year period beginning on the date of each such grant. The number of ordinary shares equivalent in value to US$40,000 shall be determined using the average of the closing bid and asked prices of the ordinary shares on the principal market on which such ordinary shares are traded for the five business days prior to the date that such ordinary shares are issued to Mr. Sasnett. Additionally, we will provide Mr. Sasnett with a monthly automobile allowance of US$700.
Joseph Pivinski—Senior Vice President and Chief Financial Officer
On April 1, 2005, we entered into a two-year employment agreement with Joseph Pivinski as Senior Vice President and Chief Financial Officer, with annual remuneration of US$145,000 per annum. Mr. Pivinski was entitled to receive a maximum cash bonus of up to 25% of his annual remuneration for the completion of certain agreed to performance goals. This agreement was mutually terminated as of May 11, 2006 pursuant to a settlement and consultant agreement with Mr. Pivinski. For a discussion of the payments we made to Mr. Pivinski under this agreement, see “Potential Payments Upon Termination or Change of Control — Severance.”
Gregory S. McTaggart—Vice President of Cayman Operations
On January 18, 2005, we entered into a two-year employment agreement with Gregory S. McTaggart, our Vice President of Cayman Operations, pursuant to which he is paid US$105,000 per annum. This agreement is subject to extension each year if the Chief Executive Officer so determines and shall be extended for a further term not exceeding two years.
For each completed financial year, Mr. Gregory McTaggart will be paid a bonus calculated as 2.5% of the amount by which our net profits for that financial year (before charging this bonus, dividends, or crediting any amounts arising from the re-valuation of our assets) exceed the highest annual net profits earned by us in any prior financial year to a maximum of 40% of Mr. Gregory McTaggart’s annual remuneration. This bonus shall be paid as to in cash or in our ordinary shares valued at the market price at the close of trading on December 31st of the relevant financial year (or if such day is not a trading day, at the close of trading on the preceding trading day), or as a combination of both at the Vice President election.

Robert B. Morrison—Vice President of Purchasing and Information Technology
On January 17, 2005, we entered into a two-year employment agreement with Robert B. Morrison, our Vice President of Purchasing and Information Technology, pursuant to which he is paid US$100,000 per annum. This agreement is subject to extension each year if the Chief Executive Officer so determines and shall be extended for a further term not exceeding two years.
For each completed financial year, Mr. Morrison will be paid a bonus calculated as 2.5% of the amount by which our net profits for that financial year (before charging this bonus, dividends, or crediting any amounts arising from the re-valuation of our assets) exceed the highest annual net profits earned by us in any prior financial year to a maximum of 40% of Mr. Morrison’s annual remuneration. This bonus shall be paid as to in cash or in our ordinary shares valued at the market price at the close of trading on December 31st of the relevant financial year (or if such day is not a trading day, at the close of trading on the preceding trading day), or as a combination of both at the Vice President election.
Outstanding Equity Awards at Fiscal Year-End
The following table shows and grants of unvested stock awards outstanding on December 31, 2006 to each of our Named Executive Officers.

Options Awards
	Number of	Number of
	Securities	Securities
	Underling	Underling
	Unexercised	Unexercised	Option	Option
	Options	Options	Exercise	Expiration
Name	Exercisable (#)	Unexercisable (#)	Price ($)	Date
(a)	(b)	(c)	(e)	(f)
Rick McTaggart	87,580	—	10.03	April 8, 2007
David Sasnett	—	—	—	—
Jeff Parker	90,194	—	10.03	April 8, 2007
Greg McTaggart	63,444	—	10.03	April 8, 2007
Bob Morrison	—	—	—	—
Option Exercises and Stock Vested
The following table shows the number of our ordinary shares acquired during 2006 upon the exercise of options.

	Option Awards		Stock Awards
	Number of
	Shares		Number of
	Acquired on	Value Realized	Shares Acquired	Value Realized
Name	Exercise (#)	on Exercise ($)	on Vesting (#)	on Vesting ($)
Rick McTaggart	52,854	1,117,598	87,580	1,305,380
David Sasnett	—	—	—	—
Jeff Parker	52,318	1,121,960	90,194	1,344,342
Greg McTaggart	38,650	787,880	63,444	945,633
Bob Morrison	—	—	—	—

Pension Benefits
We do not have any defined benefit plans and only offer defined contribution plans.
Non-Qualified Deferred Compensation
We do not have any non-qualified deferred contribution plans or other deferred compensation plans.
Potential Payments Upon Termination or Change of Control
The section below describes the payments that may be made to Named Executive Officers upon termination or Change in Control, as defined below, pursuant to individual agreements. For payments made to a participant upon a retirement other than in connection with termination or a Change in Control, see Pension Benefits above.
Termination
Our Named Executive Officers’ employment agreements may be terminated upon the occurrence of the following:
•	the death of the Named Executive Officer;

•	the Named Executive Officer being adjudicated bankrupt;

•	the Named Executive Officer giving six month’s notice of termination; and

•	the Named Executive Officer being unable to discharge his duties due to physical or mental illness for a period of more than 60 days.
Additionally, our Chief Financial Officer’s employment agreement may be terminated due to his conviction of a felony or his commission of an act or omission that could result in material harm to us. Our other Named Executive Officers’ employment agreements may be terminated due to conduct by such Named Executive Officer justifying dismissal under Cayman Island law.
Upon termination due to the Named Executive Officer’s inability to discharge his duties due to physical or mental illness for a period of more than 60 days, the Named Executive Officer will be terminated. In the case of all Named Executive Officers other than our Chief Financial Officer, we will pay such Named Executive Officer $1,000 per year, provide medical insurance for him and his family, and contribute to a pension fund for the Named Executive Officer for a period of two years. In the case of our Chief Financial Officer, we will pay him $1,000 per year and provide medical insurance for him and his family for a period of one year.
Assuming our Named Executive Officers’ employment were terminated on December 31, 2006 due to the Named Executive Officer’s inability to discharge his duties due to physical or mental illness for a period of more than 60 day, the compensation due to our Named Executive Officers would be as set forth in the following table.

		Medical	Pension Fund	Total
	Salary	Insurance	Contribution	Compensation
Name	($)	($)	($)	($)
Rick McTaggart	2,000	21,161	7,200	30,376
David Sasnett (1)	2,000	16,716	—	18,716
Jeff Parker	2,000	7,135	7,200	16,335
Greg McTaggart	2,000	7,135	7,200	16,335
Bob Morrison	2,000	16,140	7,200	25,340

1)	At the present time Mr. Sasnett is not participating in our health insurance plan.
If our Chief Financial Officer terminates his employment agreement with six month’s prior notice or if we terminate his employment agreement due to his commission of an act or omission that could result in material harm to us, he will forfeit all unvested shares issued pursuant to his employment agreement. If his employment agreement is otherwise terminated or upon a “Change in Control,” as defined below, all unvested shares issued pursuant to his employment agreement will vest immediately.
Severance
Upon termination of employment, our Chairman and Chief Executive Officer are entitled to receive severance payments under their employment agreements. Our Chairman and Chief Executive Officer’s respective employment agreements provide for a lump sum severance payment equal to 24 months of their then current respective base salary if their employment is terminated without cause. The Committee negotiated our Chairman and Chief Executive Officer’s severance packages to provide them an amount equal to their base salary for the length of their non-competition arrangement with us. If our Chairman and Chief Executive Officer’s employment agreements were terminated on December 31, 2006, they would have received a lump sum payment of $368,636 and $446,832, respectively.
Effective May 11, 2006, we entered into a settlement and consultant agreement with Joseph Pivinski, pursuant to which Mr. Pivinski’s employment agreement was terminated and Mr. Pivinski agreed to serve as a consultant to our Chief Financial Officer from May 12, 2006 to December 31, 2006. We paid Mr. Pivinski a total of US$90,625. In addition to $14,000 in payment for services, we made the following severance payments to Mr. Pivinski of $157,583 in 2006 and $72,000 in 2007.
Change in Control
Upon a “Change in Control,” as defined below, our Chief Financial Officer may elect to terminate his employment and receive a lump sum payment equal to twice his then current base salary. In determining whether to approve and setting the terms of such Change in Control arrangement, the Committee recognizes the importance to us and our shareholders of avoiding the distraction and loss of key management personnel that may occur in connection with rumored or actual fundamental corporate changes. A properly arranged Change in Control provision protects shareholder interests by enhancing employee focus during rumored or actual Change in Control activity through:
•	Incentives to remain with us despite uncertainties while a transaction is under consideration or pending; and

•	Assurance of compensation for terminated employees after a Change in Control.
Our Chief Financial Officer’s employment agreement provides that, at his election, he may terminate his employment upon a Change in Control and receive a payment of 24 months of his then current base salary. After reviewing the practices of companies represented in the compensation data we obtained, the Committee negotiated our Chief Financial Officer’s Change in Control arrangement to provide him an amount equal to his base salary for twice the length of his non-competition arrangement with us. We believe that our Chief Financial Officer’s Change in Control arrangement is generally in line with such arrangements offered to chief financial officers of the companies of similar size to us represented in the compensation data reviewed. If our Chief Financial Officer’s employment agreement had been terminated on December 31, 2006, he would have received a lump sum payment of US$310,000.
For the purposes of this discussion, a “Change of Control” means where: (i) any person, including a “group” as defined in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended, publicly announces that such person or group has become the beneficial owner of more than 50% of the combined voting power (“Controlling Voting Power”) of our then outstanding securities that may be cast for the election of directors and (ii) the persons who were our directors before such event shall cease to constitute a majority of our Board of Directors, or any successor, as the direct or indirect result of any person or group acquiring Controlling Voting Power.
Director Compensation
The following table sets forth a summary of the compensation earned by our non-employee directors and/or paid to certain of our non-employee directors in 2006.

	Fees Earned or
	Paid in Cash	Stock Awards	Total
Name	($)	($)	($)
Jeffrey M. Parker	—	—	—
Frederick W. McTaggart	—	—	—
David W. Sasnett	16,900	6,600	23,500
William T. Andrews	24,400	9,600	34,000
Brian E. Butler *	23,900	9,600	33,500
Steven A. Carr *	22,800	10,200	33,000
Carson K. Ebanks *	12,400	3,600	16,000
Richard L. Finlay *	29,300	13,200	42,500
Clarence B. Flowers, Jr. *	30,299	13,200	43,499
Wilmer Pergande *	31,500	15,000	46,500
Leonard J. Sokolow*	17,300	7,200	24,500
Raymond Whittaker *	33,200	13,800	47,000

*	The Board of Directors has determined that each of such persons is an “independent director” under the corporate governance rules of The NASDAQ Stock Market LLC (“NASDAQ”)
Director Compensation Policy
Each director who is not an executive officer is entitled to an annual retainer of US$4,000 and an attendance fee of US$2,800 for each Board of Directors’ meeting attended. Each director who is a member of the Audit Committee is entitled to an attendance fee of US$900 for each Audit Committee meeting attended, except for the chairman of the Audit Committee who is entitled to US$1,650 for each Audit Committee meeting attended. Each director who is a member of any other Committee is entitled to an attendance fee of US$400 for each Committee meeting attended, except each chairman of the Committees who are entitled to an attendance fee of US$900 for each Committee meeting attended. In addition, under the non-executive directors share grant plan, a director receives ordinary shares worth the share equivalent of US$1,200 for each Board of Directors meeting and US$600 for each Committee meeting attended. The ordinary shares are calculated by dividing the accumulated share attendance fees by the prevailing market price on October 1st of the preceding year.
Directors who are executive officers on our Board of Directors are not entitled to an annual retainer or any attendance fees.
Compensation Committee Interlocks and Insider Participation in Compensation Decisions
The Compensation Committee of the Board of Directors consists of Carson K. Ebanks, Clarence B. Flowers, Jr., Wilmer Pergande, Leonard J. Sokolow. No member of the Compensation Committee is, or at any time in the past has been, an officer or employee of the Company or any of its subsidiaries.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS
     The table below sets forth the beneficial ownership of our common shares, par value $0.60 per share, of which 14,135,874 are outstanding as of March 9, 2007 and our redeemable preferred shares, par value $0.60 per share, of which 23,957 are outstanding as of March 9, 2007 by:
•	each person or entity that we know beneficially owns more than 5% of our ordinary shares or redeemable preference shares;

•	each of our directors;

•	our Chief Executive Officer and each person who served as our Chief Financial Officer during the year ended December 31, 2006, and the three other most highly compensated executive officers who were serving as executive officers on December 31, 2006; and

•	all of our executive officers and directors as a group.

	Identity of	Amount	Percentage
Title of Class	Person or Group	Owned	of Class
Ordinary Shares	PowerShares Exchange	1,456,557	10.30%
	Traded Fund Trust (1)

Ordinary Shares	AMVESCAP PLC (2)	1,310,105	9.27%

Ordinary Shares	Pictet Asset Management SA (3)	830,900	5.88%

Ordinary Shares	Thomson, Horstmann, &	709,350	5.02%
	Bryant, Inc. (4)

Ordinary Shares	Jeffrey M. Parker,	480,131	3.40%
	Director, Chairman of the
	Board of Directors (5)

Ordinary Shares	Frederick W. McTaggart,	174,080	1.23%
	Director, President and Chief
	Executive Officer (6)

Ordinary Shares	David W. Sasnett,	1,518	*
	Director, Executive Vice
	President and Chief Financial
	Officer

Ordinary Shares	Gregory S. McTaggart,	152,692	1.11%
	Vice President of Cayman
	Operations (7)

Ordinary Shares	Robert B. Morrison,	3,986	*
	Vice President of Purchasing
	and IT (8)

	Identity of	Amount	Percentage
Title of Class	Person or Group	Owned	of Class
Ordinary Shares	Joseph Pivinski,	—	*
	Senior Vice President and
	Chief Financial Officer

Ordinary Shares	William T. Andrews,	1,865	*
	Director

Ordinary Shares	Brian E. Butler,	43,744	*
	Director

Ordinary Shares	Steven A. Carr,	80,543	*
	Director (9)

Ordinary Shares	Carson K. Ebanks,	287	*
	Director

Ordinary Shares	Richard L. Finlay,	9,294	*
	Director

Ordinary Shares	Clarence B. Flowers, Jr.,	13,000	*
	Director

Ordinary Shares	Wilmer Pergande,	13,257	*
	Director

Ordinary Shares	Leonard J. Sokolow,	218	*
	Director

Ordinary Shares	Raymond Whittaker,	29,624	*
	Director

Ordinary Shares	Directors and Executive	1,004,239	7.1%
	Officers as a Group (10)

Redeemable Preference Shares	Margaret Julier,	2,140	8.93%
	Officer Manager

	Identity of	Amount	Percentage
Title of Class	Person or Group	Owned	of Class
Redeemable	Elizabeth Triana,	1,658	5.1%
Preference Shares	Customer Service
*	Indicates less than 1%

**	Unless otherwise indicated, to our knowledge, the persons named in the table above have sole voting and investment power with respect to the shares listed. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares issuable under stock options exercisable within 60 days after March 9, 2007 are deemed outstanding for that person but are not deemed outstanding for computing the percentage of ownership of any other person.
(1)	On May 19, 2006, PowerShares Capital Management, as investment adviser to PowerShares Exchange — Traded Fund Trust, filed a Schedule 13G (“Schedule 13G”) with the Securities and Exchange Commission. The Schedule 13G states that PowerShares Exchange — Traded Fund Trust has sole voting power over 1,456,557 shares of common stock and sole dispositive power over 1,456,557 shares. The address of PowerShares Capital Management is 301 West Roosevelt Road, Wheaton, Illinois 60187.

(2)	On March 9, 2007, AMVESCAP PLC, on its own behalf and on behalf of its subsidiary, PowerShares Capital Management LLC, filed an amended Schedule 13G (“Schedule 13G”) with the Securities and Exchange Commission. The Schedule 13G states that PowerShares Capital Management LLC has sole voting power over 1,310,105 shares of common stock and sole dispositive power over 1,310,105 shares. The address of AMVESCAP PLC is 30 Finsbury Square, London, EC2A 1AG, England.

(3)	On February 12, 2007, Pictet Asset Management SA filed a Schedule 13G (“Schedule 13G”) with Securities and Exchange Commission. The Schedule 13G states that Pictet Asset Management SA has sole voting power over 830,900 shares of common stock and sole dispositive power over 830,900 shares. The address of Pictet Asset Management SA is 60 Route des Acacias, Geneva 73, Switzerland, CH-12 11.

(4)	On January 29, 2007, Thomson Horstmann & Bryant, Inc. filed a Schedule 13G (“Schedule 13G”) with the Securities and Exchange Commission. The Schedule 13G states that Thomson Horstmann & Bryant, Inc. has sole voting power over 709,350 shares of common stock and sole dispositive power over 709,350 shares. The address of the Thomson Horstmann & Bryant, Inc. is Park 80 West, Plaza One, Saddle Brook, NJ 07663.

(5)	Of the 480,131 ordinary shares owned by Mr. Parker, 90,194 are ordinary shares underlying options granted to Mr. Parker, which may be exercised within 60 days after March 9, 2007 and 389,937 shares are owned by the Parker Settlement Trust (the “Trust”). Mr. Parker disclaims beneficial ownership of the shares owned by the Trust. The 389,937 shares owned by the Trust have been pledged.

(6)	Of the 174,080 ordinary shares owned by Mr. Frederick McTaggart, 32,324 have been pledged and 87,850 are ordinary shares underlying options granted to Mr. McTaggart, which may be exercised within 60 days after March 9, 2007.

(7)	Of the 152,692 ordinary shares owned by Mr. Gregory McTaggart, 63,444 are ordinary shares underlying options granted to Mr. McTaggart, which may be exercised within 60 days after March 9, 2007.

(8)	Of the 3,986 ordinary shares owned by Mr. Morrison, 3,206 have shared investment power.

(9)	Of the 80,543 ordinary shares owned by Mr. Car, 77,452 are in a trust, for which Mr. Car indirectly owns the shares as co trustee.

(10)	Of the 1,004,239 ordinary shares owned by the Directors and executive officers as a group, 240,984 are ordinary shares underlying options which may be exercised within 60 days after March 9, 2007, 3,206 have shared investment power, 77,452 are indirectly owned, and 422,261 are pledged, including 389,937 disclaimed as beneficially owned.

Equity Compensation Plan Information
     The following table sets forth certain information as of December 31, 2006, with respect to compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance under:
•	all compensation plans previously approved by our security holders; and

•	all compensation plans not previously approved by our security holders.

Number of securities
	Number of		remaining available for
	securities		future issuance under
	to be issued upon	Weighted-average	equity compensation
	exercise of	exercise price of	plans (excluding
	outstanding options,	outstanding options,	securities
	warrants and rights	warrants and rights	reflected in column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans
approved by security holders	526,860	$8.52	*

Equity compensation plans
not approved by security
holders	73,790 **	$9.39	*

Total	600,650	$8.63	*

*	Our equity compensation plans do not have any limits on the amount of shares reserved for issuance under the plans.

**	All of the 73,790 shares are issuable pursuant to our Employee Share Option Plan. See Note 21 to the Notes to Consolidated Financial Statements.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Transactions With Related Persons
In 2003, DWEER Technology Ltd., the owner of the DWEER™ technology, licensed the worldwide rights to the DWEER™ technology to Calder AG, a Swiss company. On February 26, 2004, we entered into a distributorship agreement with Calder AG, pursuant to which we have the exclusive right to distribute and sell in the Caribbean the products manufactured by Calder AG using the DWEER™ technology. The agreement expires in October 2009. William T. Andrews, Ph.D, a director of our Company, and his spouse indirectly own 35% of the issued and outstanding shares of Calder AG. Dr. Andrews also is the Vice-Chairman of the Board of Directors of Calder AG. In addition, Dr. Andrews and his spouse own 100% of the issued and outstanding shares of DWEER Technology Ltd. During 2006, we paid US$1,089,160 to Calder AG under the distributorship agreement.
The Company has a written policy regarding the review, approval or ratification of related person transactions. A related person transaction for the purposes of the policy is a transaction between the company and one of the Company’s directors or nominees for director, executive officers or 5% shareholders, or a member of one of these person’s immediate family, in which such person has a direct or indirect material interest and involves more than $120,000. Under this policy, related person transactions are prohibited unless the Audit Committee has determined in advance that the transaction is in the best interests of the Company. In the event the Company enter into such a transaction without Audit Committee approval, the Audit Committee must promptly review its terms and may ratify the transaction if it determines it is appropriate.
Director Independence
The Board of Directors has determined that all of the current Directors, as well as J. Bruce Bugg, Jr. who resigned from the Board of Directors on September 27, 2006, other than Messrs. Parker, McTaggart, Sasnett and Andrews, are “independent” as such term is defined by the applicable listing standards of NASDAQ. The Board of Directors based this determination primarily on a review of the responses of the Directors to questions regarding their employment, affiliations and family and other relationships.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
     The following table shows the fees that the Company paid or accrued for the audit and other services provided by Rachlin Cohen & Holtz LLP for the fiscal years ended December 31, 2006 and 2005.

	2006	2005
Audit	$502,885	$397,000
Audit-Related	63,320	—
Tax	—	—
All Other	—	—

Total	566,205	397,000

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
     Tax Fees: This category relates to professional services for tax compliance, tax advice, and tax planning. No such services were provided to the Company during the years ended December 31, 2006 and 2005.
     All audit services performed by Rachlin Cohen & Holtz LLP were approved by the Audit Committee. The Audit Committee gives due consideration to the potential effect of non-audit services on maintaining the auditors independence.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES
(a)	1. Financial Statements
The Consolidated Water Co. Ltd. financial statements found in ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA are incorporated herein by reference.

Pursuant to Rule 3-09 of Regulation S-X, when either the first or third condition set forth in Rule 1-02(w), substituting 20 percent for 10 percent, is met by a 50 percent-or-less-owned person accounted for by the equity method separate financial statements shall be filed. The Ocean Conversion (BVI) Ltd. financial statements found in ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA are incorporated herein by reference.

2.	Financial Statement Schedules

None

3.	Exhibits

The Exhibits listed in the Exhibit Index immediately preceding the Signatures are filed as part of this Annual Report on Form 10-K.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONSOLIDATED WATER CO. LTD.

By:	/s/ Jeffrey M. Parker

Jeffrey M. Parker Chairman of the Board of Directors
Dated: March 16, 2007
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signature	Title	Date
By:	/s/ Jeffrey M. Parker

	Jeffrey M. Parker	Chairman of the Board of	March 16, 2007
Directors

By:	/s/ Frederick W. McTaggart

	Frederick W. McTaggart	Director, Chief Executive	March 16, 2007
Officer and President (Principal
Executive Officer)

By:	/s/ David W. Sasnett	Director, Executive Vice	March 16, 2007
	David W. Sasnett	President &
Chief Financial Officer
(Principal Financial and
Accounting Officer)

By:	/s/ William T. Andrews

	William T. Andrews	Director	March 16, 2007

	Signature	Title	Date
By:	/s/ Brian E. Butler

	Brian E. Butler	Director	March 16, 2007

By:	/s/ Steven A. Carr

	Steven A. Carr	Director	March 16, 2007

By:	/s/ Carson K. Ebanks

	Carson K. Ebanks	Director	March 16, 2007

By:		Director	March 16, 2007

Richard L. Finlay

By:

	Clarence B. Flowers, Jr.	Director	March 16, 2007

By:	/s/ Wilmer Pergande

	Wilmer Pergande	Director	March 16, 2007

By:	/s/ Leonard J. Sokolow

	Leonard J. Sokolow	Director	March 16, 2007

By:	/s/ Raymond Whittaker

	Raymond Whittaker	Director	March 16, 2007

CONSOLIDATED WATER CO. LTD.
INDEX TO EXHIBITS FILED WITH 10-K

Number	Exhibit Description

2.1.1	Share Sale Agreement dated October 4, 2002 among Consolidated Water Co. Ltd. and William T. Andrews and Margaret D. Andrews (incorporated herein by reference to Exhibit 2.1 filed as a part of our Form 8-K dated February 13, 2003, Commission File No. 0-25248)

2.1.2	Agreement to Amend Share Sale Agreement dated November 29, 2002 between the Company and William T. Andrews and Margaret D. Andrews (incorporated herein by reference to Exhibit 2.2 filed as a part of our Form 8-K dated February 13, 2003, Commission File No. 0-25248)

2.1.3	Second Agreement to Amend Share Sale Agreement dated December 30, 2002 between the Company and William T. Andrews and Margaret D. Andrews (incorporated herein by reference to Exhibit 2.3 filed as a part of our Form 8-K dated February 13, 2003, Commission File No. 0-25248)

2.1.4	Third Agreement to Amend Share Sale Agreement dated January 31, 2003 between the Company and William T. Andrews and Margaret D. Andrews (incorporated herein by reference to Exhibit 2.4 filed as a part of our Form 8-K dated February 13, 2003, Commission File No. 0-25248)

2.1.5	Share Sale Agreement dated October 4, 2002 among Consolidated Water Co. Ltd., North American Mortgage & Finance Corporation and Transcontinental Finance Corporation Ltd. (incorporated herein by reference to Exhibit 2.5 filed as a part of our Form 8-K dated February 13, 2003, Commission File No. 0-25248)

2.2.1	Agreement to Amend Share Sale Agreement dated November 29, 2002 among the Company North-American Mortgage & Finance Corporation and Transcontinental Finance Corporation Limited (incorporated herein by reference to Exhibit 2.6 filed as a part of our Form 8-K dated February 13, 2003, Commission File No. 0-25248)

2.2.2	Second Agreement to Amend Share Sale Agreement dated December 30, 2002 among the Company North-American Mortgage & Finance Corporation and Transcontinental Finance Corporation Limited (incorporated herein by reference to Exhibit 2.7 filed as a part of our Form 8-K dated February 13, 2003, Commission File No. 0-25248)

Number	Exhibit Description
2.2.3	Third Agreement to Amend Share Sale Agreement dated January 31, 2003 among the Company North-American Mortgage & Finance Corporation and Transcontinental Finance Corporation Limited (incorporated herein by reference to Exhibit 2.8 filed as a part of our Form 8-K dated February 13, 2003, Commission File No. 0-25248)

2.3.1	Agreement dated October 8, 2002 between Consolidated Water Co. Ltd. and Sage Water Holdings (BVI) Limited (incorporated herein by reference to Exhibit 2.9 filed as a part of our Form 8-K dated February 13, 2003, Commission File No. 0-25248)

2.3.2	Amending Agreement dated November 15, 2002 between the Company and Sage Water Holdings (BVI) Limited (incorporated herein by reference to Exhibit 2.10 filed as a part of our Form 8-K dated February 13, 2003, Commission File No. 0-25248)

2.3.3	Second Amending Agreement dated December 18, 2002 between the Company and Sage Water Holdings (BVI) Limited (incorporated herein by reference to Exhibit 2.11 filed as a part of our Form 8-K dated February 13, 2003, Commission File No. 0-25248)

2.3.4	Third Amending Agreement dated January 28, 2003 between the Company and Sage Water Holdings (BVI) Limited (incorporated herein by reference to Exhibit 2.12 filed as a part of our Form 8-K dated February 13, 2003, Commission File No. 0-25248)

2.4	Share Sale Agreement dated December 16, 2002 between Consolidated Water Co. Ltd. and Bacardi & Co. Ltd. (incorporated herein by reference to Exhibit 2.14 filed as a part of our Form 8-K dated February 13, 2003, Commission File No. 0-25248)

2.5	Registration Rights Agreement dated February 7, 2003 between Consolidated Water Co. Ltd. and North American Mortgage & Finance Corporation (incorporated herein by reference to Exhibit 2.15 filed as a part of our Form 8-K dated February 13, 2003, Commission File No. 0-25248)

3.1	Amended and Restated Memorandum of Association of Consolidated Water Co. Ltd. dated August 17, 2005 (incorporated by reference to Exhibit 4.1 filed as part of our Form F-3 filed October 12, 2006, Commission File No. 333-137970)

3.2	Amended and Restated Articles of Association of Consolidated Water Co. Ltd. dated May 10, 2006 (incorporated by reference to Exhibit 4.2 filed as part of our Form F-3 filed October 12, 2006, Commission File No. 333-137970)

Number	Exhibit Description
4.1	Option Deed, dated August 6, 1997, between Cayman Water Company Limited and American Stock Transfer & Trust Company (incorporated herein by reference to the exhibit filed on our Form 6-K, dated August 7, 1997, Commission File No. 0-25248)

4.2	Deed of Amendment of Option Deed dated August 8, 2005 (incorporated herein by reference to Exhibit 4.2 filed as a part of our Form 8-K dated August 11, 2005, Commission File No. 0-25248)

4.3	Second Deed of Amendment of Option Deed, dated September 27, 2005 (incorporated herein by reference to the exhibit filed as a part of our Form 8-K dated October 3, 2005, Commission File No. 0-25248)

10.1.1	License Agreement dated July 11, 1990 between Cayman Water Company Limited and the Government of the Cayman Islands (incorporated herein by reference to the exhibit filed as a part of our Form 20-F dated December 7, 1994, Commission File No. 0-25248)

10.1.2	First Amendment to License Agreement dated September 18, 1990 between Cayman Water Company Limited and the Government of the Cayman Islands. (incorporated herein by reference to the exhibit filed as a part of our Form 20-F dated December 7, 1994, Commission File No. 0-25248)

10.1.3	Second Amendment to License Agreement dated February 14, 1991 between Cayman Water Company Limited and the Government of the Cayman Islands. (incorporated herein by reference to the exhibit filed as a part of our Form 20-F dated December 7, 1994, Commission File No. 0-25248

10.1.4	Third Amendment to a License to Produce Potable Water dated August 15, 2001 between Consolidated Water Co. Ltd. by the Government of the Cayman Islands (incorporated herein by reference to Exhibit 10.4 filed as a part of our Form 10-K for the fiscal year ended December 31, 2001, Commission File No. 0-25248)

10.1.5	Fourth Amendment to a License to Produce Potable Water dated February 1, 2003 between Consolidated Water Co. Ltd. by the Government of the Cayman Islands (incorporated herein by reference to Exhibit 10.5 filed as a part of our Form 10-K for the fiscal year ended December 31, 2002, Commission File No. 0-25248)

10.2	Agreement dated December 19, 2002 between Consolidated Water Co. Ltd. (formerly Cayman Water Company Limited) and Safe Haven Ltd. (incorporated herein by reference to Exhibit 10.6 filed as a part of our Form 10-K for the fiscal year ended December 31, 2002, Commission File No. 0-25248)

10.3	Water Supply Agreement dated December 18, 2000 between Consolidated Water Co. Ltd. and South Bimini International Ltd. (incorporated herein by reference to Exhibit 10.2 filed as a part of our Form 10-K for the fiscal year ended December 31, 2000, Commission File No. 0-25248)

Number	Exhibit Description
10.4*	Employment contract dated September 30, 2003 between Peter Ribbins and Consolidated Water Co. Ltd. (incorporated herein by reference to Exhibit 10.12 filed as a part of our Form 10-K for the fiscal year ended December 31, 2003, Commission File No. 0-25248)

10.5*	Employment contract dated December 5, 2003 between Jeffrey Parker and Consolidated Water Co. Ltd. (incorporated herein by reference to Exhibit 10.16 filed as a part of our Form 10-K for the fiscal year ended December 31, 2003, Commission File No. 0-25248)

10.6*	Employment contract dated December 5, 2003 between Frederick McTaggart and Consolidated Water Co. Ltd. (incorporated herein by reference to Exhibit 10.18 filed as a part of our Form 10-K for the fiscal year ended December 31, 2003, Commission File No. 0-25248)

10.7*	Engagement Agreement dated May 22, 2006 between David Sasnett and Consolidated Water Co. Ltd. (incorporated herein by reference to Exhibit 10.1 filed as part of our Form 8-K filed May 26, 2006, Commission File No. 0-25248)

10.8*	Employment contract dated January 18, 2005 between Gregory McTaggart and Consolidated Water Co. Ltd. (incorporated herein by reference to Exhibit 10.55 filed as a part of our Form 8-K dated January 14, 2005, Commission File No. 0-25248)

10.9*	Employment contract dated January 14, 2005 between Gerard Pereira and Consolidated Water Co. Ltd. (incorporated herein by reference to Exhibit 10.57 filed as a part of our Form 8-K dated January 14, 2005, Commission File No. 0-25248)

10.10*	Employment contract dated January 17, 2005 between Robert Morrison and Consolidated Water Co. Ltd. (incorporated herein by reference to Exhibit 10.56 filed as a part of our Form 8-K dated January 14, 2005, Commission File No. 0-25248)

10.11	Consultancy Agreement dated January 1, 2006 between Mr. Wilmer Pergande and Consolidated Water Co. Ltd. (incorporated herein by reference to Exhibit 10.64 filed as a part of our Form 10-K for the fiscal year ended December 31, 2005, Commission File No. 0-25248)

10.12	Consulting Agreement dated November 17, 1998 between Cayman Water Company Limited and R.J. Falkner & Company, Inc. (incorporated herein by reference to Exhibit 10.30 filed as part of our Registration Statement on Form F-2 dated May 17, 2000, Commission File No. 333-35356)

10.13	Specimen Service Agreement between Cayman Water Company Limited and consumers (incorporated herein by reference to the exhibit filed as part of our Registration Statement on Form F-1 dated March 26, 1996)

Number	Exhibit Description
10.14*	Summary Share Grant Plan for Directors (incorporated herein by reference to Exhibit 10.24 filed as part of our Registration Statement on Form F-2 dated May 17, 2000, Commission File No. 333-35356)

10.15*	Employee Share Option Plan (incorporated herein by reference to Exhibit 10.26 filed as a part of our Form 10-K for the fiscal year ended December 31, 2001, Commission File No. 0-25248)

10.16	Purchase and Sale Agreement, dated December 10, 2001, among Consolidated Water Co. Ltd., Cayman Hotel and Golf Inc., Ellesmere Britannia Limited and Hyatt Britannia Corporation Ltd. (incorporated herein by reference to Exhibit 10.30 filed as part of our Form 10-K for the fiscal year ended December 31, 2001, Commission File No. 0-25248)

10.17	Agreement dated February 1, 2002 between Consolidated Water Co. Ltd. and Cayman Hotel and Golf Inc. (incorporated herein by reference to Exhibit 10.52 filed as a part of our Form 10-K for the fiscal year ended December 31, 2001, Commission File No. 0-25248)

10.18	Agreement dated July 24, 1995 between Cayman Water Company Limited and Galleon Beach Resort Limited (incorporated herein by reference to Exhibit 10.33 filed as part of our Registration Statement on Form F-2 dated May 17, 2000, Commission File No. 333-35356)

10.19	Agreement dated February 9, 1994 between Cayman Water Company Limited and Widar Ltd. (incorporated herein by reference to Exhibit 10.33 filed as part of our Registration Statement on Form F-2 dated May 17, 2000, Commission File No. 333-35356)

10.20	Lease of Part dated October 13, 2000 between Consolidated Water Co. Ltd. and Colmar Ltd. (incorporated herein by reference to Exhibit 10.49 filed as a part of our Form 10-K for the year ended December 31, 2000, Commission File No. 0-25248)

10.21	Lease of Part dated March 1, 2003 between Consolidated Water Co. Ltd. and Colmar Ltd. (incorporated herein by reference to Exhibit 10.32 filed as a part of our Form 10-K for the fiscal year ended December 31, 2003, Commission File No. 0-25248)

10.22	Lease of Part dated July 1, 2003 between Consolidated Water Co. Ltd. and Colmar Ltd. (incorporated herein by reference to Exhibit 10.33 filed as a part of our Form 10-K for the fiscal year ended December 31, 2003, Commission File No. 0-25248)

10.23	Lease dated December 10, 2001 between Cayman Hotel and Golf Inc. and Consolidated Water Co. Ltd. (incorporated herein by reference to Exhibit 10.52 filed as a part of our Form 10-K for the fiscal year ended December 31, 2001, Commission File No. 0-25248)

10.24.1	Lease dated April 27, 1993 signed July 18, 2001 between Government of Belize and Belize Water Limited (incorporated herein by reference to Exhibit 10.53 filed as a part of our Form 10-K for the fiscal year ended December 31, 2001, Commission File No. 0-25248)

10.24.2	Amended lease dated April 27, 1993 signed January 2, 2004 between Government of Belize and Belize Water Limited (incorporated herein by reference to Exhibit 10.36

Number	Exhibit Description
filed as a part of our Form 10-K for the fiscal year ended December 31, 2003, Commission File No. 0-25248)

10.25	Loan Agreement dated February 7, 2003 between Consolidated Water Co. Ltd. and Scotiabank (Cayman Islands) Ltd. (incorporated herein by reference to Exhibit 10.1 filed as a part of our Form 8-K dated February 13, 2003, Commission File No. 0-25248)

10.26.1	Distributorship Agreement dated September 24, 2002 between DWEER Technology Ltd. and DesalCo Limited (incorporated herein by reference to Exhibit 10.58 filed as a part of our Form 10-K for the fiscal year ended December 31, 2002, Commission File No. 0-25248)

10.26.2	Amendment to the Distributorship Agreement dated September 24, 2002 between DWEER Technologies Ltd. and DesalCo Limited (incorporated herein by reference to Exhibit 10.43 filed as a part of our Form 10-K for the fiscal year ended December 31, 2003, Commission File No. 0-25248)

10.27.1	Distributorship Agreement dated February 26, 2004 between Calder AG and DesalCo Limited (incorporated herein by reference to Exhibit 10.44 filed as a part of our Form 10-K for the fiscal year ended December 31, 2003, Commission File No. 0-25248)

10.27.2	First Amendment to the Distributorship Agreement dated August 30, 2005 among Calder AG, DessalCo Limited and DWEER Technologies Ltd.

10.27.3	Amended and Restated Distributorship Agreement dated August 30, 2005 between Calder AG and DesalCo Limited.

10.28	Loan Agreement dated May 25, 2005 between Ocean Conversion (BVI), Ltd. and Consolidated Water Co. Ltd. (incorporated herein by reference to Exhibit 99.1 filed as a part of our Form 8-K dated June 1, 2005, Commission File No. 0-25248)

10.29	Trust Deed dated August 4, 2006 between Consolidated Water Co. Ltd. and Dextra Bank & Trust Co. Ltd. (incorporated herein by reference to Exhibit 10.1 filed as a part of our Form 8-K filed August 9, 2006, File No. 0-25248)

10.30	Subscription Agreement dated August 4, 2006 between Consolidated Water Co. Ltd. and Scotiatrust and Merchant Bank Trinidad & Tobago Limited (incorporated herein by reference to Exhibit 10.2 filed as a part of our Form 8-K filed August 9, 2006, File No. 0-25248)

10.31	Deed of Second Debenture dated August 4, 2006 between Consolidated Water Co. Ltd. and Dextra Bank & Trust Co. Ltd. (incorporated herein by reference to Exhibit 10.5 filed as a part of our Form 8-K filed August 9, 2006, File No. 0-25248)

10.32	Deed of Second Collateral Debenture dated August 4, 2006 between Cayman Water Company Limited and Dextra Bank & Trust Co. Ltd. (incorporated herein by reference to Exhibit 10.6 filed as a part of our Form 8-K filed August 9, 2006, File No. 0-25248)

10.33	Equitable Charge of Shares dated August 4, 2006 between Consolidated Water Co. Ltd. and Dextra Bank & Trust Co. Ltd. (incorporated herein by reference to

Number	Exhibit Description
Exhibit 10.7 filed as a part of our Form 8-K filed August 9, 2006, File No. 0-25248)

10.34	Intercreditor Deed dated August 4, 2006 among Scotiabank & Trust (Cayman) Ltd., Dextra Bank & Trust Co. Ltd., Consolidated Water Co. Ltd. and Cayman Water Company Limited (incorporated herein by reference to Exhibit 10.8 filed as a part of our Form 8-K filed August 9, 2006, File No. 0-25248)

10.35	Cayman Islands Collateral Charge, West Bay Beach South Property, Block 12D, Parcel 79REM1/2 (incorporated herein by reference to Exhibit 10.9 filed as a part of our Form 8-K filed August 9, 2006, File No. 0-25248)

10.36	Cayman Islands Collateral Charge, West Bay Beach North, Block 11D, Parcel 40 (incorporated herein by reference to Exhibit 10.10 filed as a part of our Form 8-K filed August 9, 2006, File No. 0-25248)

10.37	Cayman Islands Collateral Charge, West Bay Beach North, Block 11D, Parcel 8 (incorporated herein by reference to Exhibit 10.11 filed as a part of our Form 8-K filed August 9, 2006, File No. 0-25248)

10.38	Cayman Islands Collateral Charge, West Bay North East, Block 9A, Parcel 8 (incorporated herein by reference to Exhibit 10.12 filed as a part of our Form 8-K filed August 9, 2006, File No. 0-25248)

10.39	Cayman Islands Collateral Charge, West Bay North East, Block 9A, Parcel 469 (incorporated herein by reference to Exhibit 10.13 filed as a part of our Form 8-K filed August 9, 2006, File No. 0-25248)

10.40	Loan Agreement dated as of October 4, 2006, by and between Royal Bank of Canada and Consolidated Water (Bahamas) Ltd. (incorporated herein by reference to Exhibit 10.1 filed as a part of our Form 8-K filed October 6, 2006, File No. 0-25248)

21.1	Subsidiaries of the Registrant

23.1	Consent of Rachlin Cohen & Holtz LLP — Consolidated Water Co. Ltd.

23.2	Consent of Rachlin Cohen & Holtz LLP — Ocean Conversion (BVI) Ltd.

23.3	Consent of KPMG — Consolidated Water Co. Ltd.

23.4	Consent of KPMG — Ocean Conversion (BVI) Ltd.

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, Section 906 of the Sarbanes-Oxley Act of 2002

* Indicates a management contract or compensatory plan.