Form 10-Q
period 2007-03-31
CONSOLIDATED WATER CO LTD
filed 2007-05-10
CIK 928340

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
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
Grand Cayman KY1-1102
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
Yes ☐      No ☒
At April 30, 2007, there were 14,362,450 of the registrant’s common shares of common stock, with US$ 0.60 par value, outstanding.

NOTE REGARDING CURRENCY AND EXCHANGE RATES
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
The exchange rate for conversion of Barbados dollars (BDS$) into US$ as determined by the Central Bank of Barbados, has been fixed since 1975 at US$ 0.50 per BDS$1.00.
The exchange rate for conversion of Bermuda dollars (BDA$) into US$ as determined by the Bermuda Monetary Authority, has been fixed since 1970 at US$1.00 per BDA$1.00.
The official currency of the British Virgin Islands is the United States dollar.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED WATER CO. LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2007	2006
	(unaudited)

ASSETS
Current assets
Cash and cash equivalents	$39,139,931	$37,310,699
Accounts receivable, net	7,963,443	6,231,718
Inventory	3,454,516	2,794,892
Prepaid expenses and other current assets	982,425	1,099,619
Current portion of loans receivable	735,632	735,632

Total current assets	52,275,947	48,172,560

Loans receivable	1,514,158	1,697,648
Property, plant and equipment and construction in progress, net	63,224,482	63,568,369
Investment in and loan to affiliate	15,855,559	15,457,880
Other assets	10,307,380	10,064,886

Total assets	$143,177,526	$138,961,343

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and other current liabilities	$6,163,691	$6,468,290
Current portion of long term debt	1,081,190	1,154,067

Total current liabilities	7,244,881	7,622,357

Long term debt	23,222,825	23,500,593
Other liabilities	492,363	497,985
Minority interest in subsidiary	1,509,053	1,495,753

Total liabilities	32,469,122	33,116,688

Stockholders’ equity
Controlling interests:
Redeemable preferred stock, $0.60 par value. Authorized 200,000 shares;
issued and outstanding 23,957 shares and 24,971 shares, respectively	14,375	14,983
Class A common stock, $0.60 par value. Authorized 19,680,000 shares; issued and outstanding 14,362,450 shares and 14,132,860 shares, respectively	8,617,470	8,479,716
Class B common stock, $0.60 par value. Authorized 120,000 shares; none issued or outstanding	—	—
Additional paid-in capital	78,145,473	76,071,710
Retained earnings	23,931,086	21,278,246

	110,708,404	105,844,655
Noncontrolling interests	—	—

Total stockholders’ equity	110,708,404	105,844,655

Total liabilities and stockholders’ equity	$143,177,526	$138,961,343

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONSOLIDATED WATER CO. LTD.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended March 31,
	2007	2006

Retail revenues	$5,104,210	$5,054,149
Bulk revenues	5,227,521	3,748,855
Services revenues	2,402,879	440,560

Total revenues	12,734,610	9,243,564

Cost of retail revenues	1,763,316	1,449,393
Cost of bulk revenues	3,888,962	2,917,097
Cost of services revenues	1,778,977	103,726

Total cost of revenues	7,431,255	4,470,216

Gross profit	5,303,355	4,773,348

General and administrative expenses	2,346,207	2,123,340

Income from operations	2,957,148	2,650,008

Other income (expense):
Interest income	448,804	28,705
Interest expense	(480,928)	(214,972)
Other income	203,331	198,281
Equity in earnings of affiliate	459,123	415,989

Other income, net	630,330	428,003

Income before noncontrolling interests	3,587,478	3,078,011

Income attributable to noncontrolling interests	—	—

Net income	$3,587,478	$3,078,011

Basic earnings per common share	$0.25	$0.25

Diluted earnings per common share	$0.25	$0.24

Dividends declared per common share	$0.065	$0.06

Weighted average number of common shares used in the determination of:

Basic earnings per share	14,141,620	12,216,870

Diluted earnings per share	14,377,695	12,599,001

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONSOLIDATED WATER CO. LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2007	2006

Net cash flows provided by operating activities	$1,902,805	$1,073,669

Cash flows provided by (used in) investing activities
Purchase of property, plant and equipment and construction in progress	(1,915,190)	(8,030,432)
Proceeds from sale of property, plant and equipment	430,629	—
Distribution of income from affiliate	189,375	757,500
Loan to affiliate	—	(800,000)
Collections on loans receivable	183,490	222,312

Net cash used in investing activities	(1,111,696)	(7,850,620)

Cash flows provided by (used in) financing activities
Dividends paid	(849,005)	(707,792)
Proceeds from exercises of stock options	2,237,773	1,165,298
Principal repayments of long term debt	(350,645)	(816,149)

Net cash provided by (used in) financing activities	1,038,123	(358,643)

Net increase (decrease) in cash and cash equivalents	1,829,232	(7,135,594)

Cash and cash equivalents at beginning of period	37,310,699	11,955,589

Cash and cash equivalents at end of period	$39,139,931	$4,819,995

Interest paid in cash (net of capitalized interest of $nil and $375,000 in 2007 and 2006, respectively)	$606,909	$196,881

Interest received in cash	$476,192	$19,660

Non-cash investing and financing activities
Conversion of 1,014 redeemable preferred shares to common shares	$608	$—

Sale of water facility to Water Authority-Cayman for loan-receivable	$—	$897,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONSOLIDATED WATER CO. LTD.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1. Basis of presentation
The accompanying condensed consolidated financial statements of Consolidated Water Co. Ltd. (the “Company”) include the accounts of the Company’s (i) wholly-owned subsidiaries Aquilex, Inc., Cayman Water Company Limited, Consolidated Water (Belize) Limited, Ocean Conversion (Cayman) Limited, DesalCo Limited (located in Grand Cayman), DesalCo (Barbados) Ltd.; (ii) majority-owned subsidiary Consolidated Water (Bahamas) Ltd.; and (iii) affiliate Consolidated Water (Bermuda) Limited, which is consolidated pursuant to the provisions of FASB Interpretation 46(R). The Company’s investment in its affiliate Ocean Conversion (BVI) Ltd. (“OC-BVI”) is accounted for using the equity method of accounting. All significant intercompany balances and transactions have been eliminated in consolidation.
The accompanying condensed consolidated balance sheet as of March 31, 2007, condensed consolidated statements of income for the three months ended March 31, 2007 and 2006, and condensed consolidated statements of cash flows for the three months ended March 31, 2007 and 2006 are unaudited. These condensed consolidated financial statements reflect all adjustments (which are of a normal recurring nature) that, in the opinion of management, are necessary to present fairly the Company’s financial position, results of operations and cash flows as of and for the periods presented. The results of operations for these interim periods are not necessarily indicative of the operating results for future periods, including the fiscal year ending December 31, 2007.
These condensed consolidated financial statements and notes are presented in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) relating to interim financial statements and in conformity with accounting principles generally accepted in the United States of America and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
Certain amounts previously presented in the financial statements of prior periods have been reclassified to conform to the current period’s presentation.
2. Accounting policies
Plant construction revenue and cost of plant construction revenue: The Company recognizes revenue and related costs as work progresses on fixed price contracts for the construction of desalination plants to be sold to third parties using the percentage-of-completion method, which relies on contract revenue and estimates of total expected costs. The Company estimates total project costs and profit to be earned on each long term, fixed price contract prior to commencement of work on the contract. The Company follows this method since it can make reasonably dependable estimates of the revenue and costs applicable to various stages of a contract. Under the percentage-of-completion method, the Company records revenue and recognizes profit or loss as work on the contract progresses. The cumulative amount of revenue recorded on a contract at a specified point in time is that percentage of total estimated revenue that incurred costs to date comprises of estimated total contract costs. If, as work progresses, the actual contract costs exceed estimates, the profit recognized on revenue from that contract decreases. The Company recognizes the full amount of any estimated loss on a contract at the time the estimates indicate such a loss.
Billings in excess of costs and estimated earnings on uncompleted contracts are classified as current liabilities. Any costs and estimated earnings in excess of billings are classified as current assets. Accounts receivable, net, includes approximately $1.6 million and $nil in estimated earnings in excess of billings related to the expansion of the North Sound plant for the Water Authority-Cayman and the construction of the Tynes Bay plant in Bermuda as of March 31, 2007 and December 31, 2006, respectively. Work in process on contracts is based on work performed but not billed to customers as per individual contract terms.

CONSOLIDATED WATER CO. LTD.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
2. Accounting policies (continued)
Basis of consolidation: For consolidation purposes, the Company evaluates its investments in subsidiaries and affiliates in accordance with the guidance set forth in Accounting Research Bulletin No. 51 Consolidated Financial Statements and related pronouncements, including Financial Accounting Standards Board Interpretation No. 46(R) Consolidation of Variable Interest Entities (“FIN 46(R)”). This interpretation addresses the consolidation by business enterprises of variable interest entities, which have one or more of the characteristics defined in the interpretation. The Company consolidates the results of those affiliates that possess the characteristics of a variable interest entity and for which the Company is the primary financial beneficiary.
3. Stock based compensation
The Company issues stock under incentive plans that form part of employees’ and non-executive directors’ remuneration. The Company also grants options to purchase ordinary shares as part of remuneration for certain long-serving employees and certain management employees.
Stock-based compensation for the three months ended March 31, 2007 and 2006 totaled $54,270 and $87,338, respectively, and is included in general and administrative expenses in the condensed consolidated statements of income.
No options were granted during the three months ended March 31, 2007.
A summary of stock option activity under the Company’s SFAS No. 123(R) share-based compensation plans for the three months ended March 31, 2007 is presented in the following table:

			Weighted Average
			Remaining
		Weighted Average	Contractual Life	Aggregate
	Options	Exercise Price	(Years)	Intrinsic Value (1)

Outstanding at beginning of year	374,759	$10.26
Granted	—	—
Exercised	(223,542)	9.99
Forfeited	—	—

Outstanding at March 31, 2007	151,217	$10.66	0.35 years	$1,972,966

Exercisable at March 31, 2007	110,962	$10.03	0.02 years	$1,518,515

(1)	The intrinsic value of a stock option represents the amount by which the fair value of the underlying stock, measured by reference to the closing price of the ordinary shares of $23.71 in the NASDAQ Global Select Market on March 31, 2007, exceeds the exercise price of the option.
At March 31, 2007, there were 40,255 non-vested options with a weighted average exercise price of $12.42 and an average remaining contractual life of 1.24 years. The total remaining unrecognized compensation costs related to unvested stock-based arrangements was $58,873 at March 31, 2007 and is expected to be recognized over a weighted average period of 1.24 years.
At March 31, 2007, unrecognized compensation costs relating to convertible preference shares outstanding was $148,388 and is expected to be recognized over a weighted average period of 1.10 years.

CONSOLIDATED WATER CO. LTD.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
4. Segment information
Under SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information”, management considers (i) the operations to supply water to retail customers, (ii) the operations to supply water to bulk customers, and (iii) the provision of engineering, management and construction services as separate business segments.

	For the Three Months Ended March 31, 2007
	Retail	Bulk	Services	Total

Total revenues	$5,104,210	$5,227,521	$2,402,879	$12,734,610
Total cost of revenues	1,763,316	3,888,962	1,778,977	7,431,255

Gross profit	3,340,894	1,338,559	623,902	5,303,355

General & administrative expenses	1,925,323	383,063	37,821	2,346,207

Income from operations	1,415,571	955,496	586,081	2,957,148

Other income, net				630,330

Net income				$3,587,478

As of March 31, 2007:
Property plant and equipment, net	$20,450,779	$36,530,224	$2,486,446	$59,467,449
Construction in progress	2,988,764	565,275	202,994	3,757,033
Total assets	85,742,864	52,145,900	5,288,762	143,177,526

	For the Three Months Ended March 31, 2006
	Retail	Bulk	Services	Total

Total revenues	$5,054,149	$3,748,855	$440,560	$9,243,564
Total cost of revenues	1,449,393	2,917,097	103,726	4,470,216

Gross profit	3,604,756	831,758	336,834	4,773,348

General & administrative expenses	1,783,919	322,226	17,195	2,123,340

Income from operations	1,820,837	509,532	319,639	2,650,008

Other income, net				428,003

Net income				$3,078,011

As of March 31, 2006:
Property plant and equipment, net	$21,882,008	$7,621,818	$2,736,354	$32,240,180
Construction in progress	296,428	18,838,561	15,782	19,150,771
Total assets	57,989,833	29,384,689	3,946,901	91,321,423
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

CONSOLIDATED WATER CO. LTD.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
5. Earnings per share (continued)
The following summarizes information related to the computation of basic and diluted earnings per share for the three months ended March 31, 2007 and 2006.

	Three Months Ended March 31,
	2007	2006

Net income	$3,587,478	$3,078,011

Less:
Dividends declared and earnings attributable to preferred shares	(1,853)	(3,161)

Net income available to holders of common shares in the determination of basic and diluted earnings per share	$3,585,625	$3,074,850

Weighted average number of common shares used in the determination of basic earnings per common share	14,141,620	12,216,870

Plus:
Weighted average number of preferred shares outstanding during the period	24,206	31,949

Potential dilutive effect of unexercised options	211,869	350,182

Weighted average number of common shares used in the determination of diluted earnings per common share	14,377,695	12,599,001

6. Consolidated Water (Bermuda) Limited
In June 2006 the Company formed a Bermuda-based affiliate, Consolidated Water (Bermuda) Limited (“CW-Bermuda”) with two other shareholders. The Company owns 40% of the equity interest and voting rights of CW-Bermuda. In January 2007 CW-Bermuda entered into a contract with the Government of Bermuda for the design, construction and sale of a desalination plant to be located on Tynes Bay along the northern coast of Bermuda. Under the agreement CW-Bermuda will construct the plant and operate it for 12 months after its commissioning and sale to the Government of Bermuda. CW-Bermuda will receive approximately $10.5 million in revenues under the contract for the construction of the plant and its operation.
The Company has entered into a management services agreement with CW-Bermuda for the design, construction and operation of the Tynes Bay plant, under which it receives fees for direct services, purchasing activities and proprietary technology. The Company will also loan CW-Bermuda up to $7.5 million to construct the plant.
Because (i) the equity investment in CW-Bermuda is not sufficient to permit it to finance its activities without the loan from the Company; (ii) the other investors in CW-Bermuda have no obligation to absorb any significant amount of its losses should losses arise; and (iii) the Company expects to receive a level of the economic benefits of CW-Bermuda that are disproportionate with the Company’s voting rights of 40%, CW-Bermuda constitutes a variable interest entity (“VIE”) as defined by FIN 46(R). The Company is the primary beneficiary of CW-Bermuda and, accordingly, consolidates the results of CW-Bermuda in its financial statements as required under FIN 46(R). The consolidated assets and liabilities of CW-Bermuda amounted to approximately $934,000 and $273,000, respectively, as of March 31, 2007. There are no guarantees related to this variable interest, and any creditors of the VIE do not have recourse to the general credit of Consolidated Water Co. Ltd. as a result of including the VIE in the consolidated financial statements. The results of CW-Bermuda are reflected in the Company’s services segment.

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
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“FAS 159”). This Standard allows companies to elect to follow fair value accounting for certain financial assets and liabilities in an effort to mitigate volatility in earnings without having to apply complex hedge accounting provisions. FAS 159 is applicable only to certain financial instruments and is effective for fiscal years beginning after November 15, 2007. The Company has not completed its evaluation of the impact of the adoption of this standard.
8. Investment in and loan to affiliate
The Company’s investment in and loan to OC-BVI, its affiliate, is comprised of the following amounts:

	March 31,	December 31,
	2007	2006

Equity investment	$12,855,559	$12,457,880
Loan receivable — plant construction	3,000,000	3,000,000

	$15,855,559	$15,457,880

On October 2, 2006, the Company was notified by OC-BVI, that the Ministry of Communications and Works of the Government of the British Virgin Islands (the “Ministry”) had asserted a purported right of ownership of OC-BVI’s desalination plant in Baughers Bay, Tortola pursuant to the terms of the Water Supply Agreement dated May 1990 (the “1990 Agreement”) and had invited OC-BVI to submit a proposal for its continued involvement in the production of water at the Baughers Bay plant in light of the Ministry’s planned assumption of ownership.
Under the terms of the 1990 Agreement, upon the expiration of the initial seven year term in May 1999, the agreement would automatically be extended for another seven year term unless the Ministry provided notice, at least eight months prior to such expiration, of its decision to purchase the plant from OC-BVI for approximately $1.42 million.
In correspondence between the parties from late 1998 through early 2000, the Ministry indicated that the government was prepared to exercise the option to purchase the plant but would be amenable to negotiating a new water supply agreement, and that it considered the 1990 Agreement to be in force on a monthly basis until negotiations between the government and OC-BVI were concluded. Occasional discussions between the parties were held since 2000 without resolution of the matter. OC-BVI has continued to supply water to the Ministry and has expended approximately $4.7 million to significantly expand the production capacity of the plant beyond that contemplated in the 1990 Agreement.
The Ministry is OC-BVI’s sole customer and all of OC-BVI’s revenue is generated from its operations at the Baughers Bay plant. At March 31, 2007, the net book value of the Baughers Bay plant as reflected on OC-BVI’s balance sheet was approximately $2.6 million. For the year ended December 31, 2006 and the three months ended March 31, 2007, the Company recognized approximately $1.4 million and $459,000, respectively, in income from its equity investment in the earnings of OC-BVI. For those same periods, the Company recognized

CONSOLIDATED WATER CO. LTD.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
8. Investment in and loan to affiliate (continued)
approximately $1.5 million and $222,000, respectively, in revenue from its management services agreement with OC-BVI. The Company also recognized approximately $508,000 and $167,000 in other income for the year ended December 31, 2006 and the three months ended March 31, 2007, respectively, from a profit-sharing agreement it has with OC-BVI. As of March 31, 2007, loans to, and the equity investment in, OC-BVI by the Company equaled approximately $15.9 million and the recorded value of the OC-BVI management services agreement, which is reflected as an intangible asset on the Company’s balance sheet, was approximately $856,000.
If the Ministry’s right of ownership under the 1990 Agreement is found to be enforceable, OC-BVI could lose its water supply arrangement with the Ministry or may be forced to accept a water supply arrangement with the Ministry on less favorable terms, and if the government exercises its purported right, OC-BVI could lose ownership of the Baughers Bay plant. Even if OC-BVI is able to refute the Ministry’s purported right of ownership, OC-BVI may elect to accept a new contract on less favorable terms. In either case, the value of the Company’s OC-BVI-related assets would decline, and the Company could be required to record impairment charges to reduce the carrying values of these assets. Such impairment charges would reduce the Company’s earnings and could have a significant adverse impact on its results of operations and financial condition.
OC-BVI has submitted a proposal to the Ministry to continue to supply water from the Baughers Bay plant. The Ministry has continued discussions with OC-BVI regarding a new contract but has not formally responded to OC-BVI’s proposal. As of March 31, 2007 OC-BVI’s accounts receivable from the Ministry, relating primarily to water sales for the three months ended March 31, 2007, totaled approximately $3.0 million. These accounts receivable represent amounts billed at the contract prices in effect before the Ministry asserted its purported right of ownership of the plant. In recent correspondence, the Ministry has communicated that until such time as a new agreement is reached on the ownership of the plant and the price for the water produced by the plant, the Ministry will only pay that amount of these accounts receivables and any future billings that the Ministry purports constitutes OC-BVI’s costs of producing the water. At their proposed interim price the Ministry would pay only approximately 40% of the approximately $3.0 million pending a new agreement. OC-BVI has responded to the Ministry that the amount the Ministry proposes to pay is significantly less than OC-BVI’s production costs. OC-BVI’s on-going operations are dependent upon the collection of its accounts receivable. Should significant accounts receivable continue to remain outstanding OC-BVI may be required to take actions, such as temporarily ceasing to supply water to the Ministry or initiating legal collection proceedings that could further complicate the negotiations for a new contract.
The Company is not able to presently determine what impact, if any, the resolution of this matter will have on its results of operations or financial condition.
9. Litigation
On November 17, 2006, Gruppozecca Bahamas Limited (“GBL”) filed a Statement of Claim in the Supreme Court of the Commonwealth of The Bahamas against Consolidated Water (Bahamas) Ltd. (“CW-Bahamas”) seeking damages in excess of $950,000 for CW-Bahamas alleged breach of its obligations under an agreement between GBL and CW-Bahamas relating to the construction of the Company’s Blue Hills desalination plant in the Bahamas. The Company believes the claims made by GBL against CW-Bahamas are without merit and intends to vigorously defend against such claims.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Cautionary Note Regarding Forward-Looking Statements
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
The forward-looking statements contained in this report are not guarantees of future performance and involve certain risks, uncertainties and assumptions which are difficult to predict. Actual outcomes and results may differ materially from what is expressed in such forward-looking statements. Important factors which may affect these actual outcomes and results include, without limitation, tourism and weather conditions in the areas we service, scheduled new construction within our operating areas, the economies of the U.S. and the areas we service, regulatory matters, availability of capital to repay debt and for expansion of our operations, and other factors, including those set forth under Part II, Item 1A. “Risk Factors” in this Quarterly Report.
The forward-looking statements in this Quarterly Report speak as of its date. We expressly disclaim any obligation or undertaking to update or revise any forward-looking statement contained in this Quarterly Report to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any forward-looking statement is based, except as may be required by law.
Unless otherwise indicated, references to “we,” “our,” “ours” and “us” refer to Consolidated Water Co. Ltd. and its subsidiaries.
Recent Developments
OC-BVI Contract Dispute
In October 2006, we were notified by OC-BVI, our affiliate, that the Ministry of Communications and Works of the Government of the British Virgin Islands (the “Ministry”) had asserted a purported right of ownership of OC-BVI’s desalination plant in Baughers Bay, Tortola pursuant to the terms of the Water Supply Agreement dated May 1990 (the “1990 Agreement”) and had invited OC-BVI to submit a proposal for its continued involvement in the production of water at the Baughers Bay plant in light of the Ministry’s planned assumption of ownership.
Under the terms of the 1990 Agreement, upon the expiration of the initial seven year term in May 1999, the agreement would automatically be extended for another seven year term unless the Ministry provided notice, at least eight months prior to such expiration, of its decision to purchase the plant from OC-BVI for approximately $1.42 million.
In correspondence between the parties from late 1998 through early 2000, the Ministry indicated that the government was prepared to exercise the option to purchase the plant but would be amenable to negotiating a new water supply agreement, and that it considered the 1990 Agreement to be in force on a monthly basis until negotiations between the government and OC-BVI were concluded. Occasional discussions were held between the parties since 2000 without resolution of the matter. OC-BVI has continued to supply water to the Ministry and has expended approximately $4.7 million to significantly expand the production capacity of the plant beyond that contemplated in the 1990 Agreement.

The Ministry is OC-BVI’s sole customer and all of OC-BVI’s revenue is generated from its operations at the Baughers Bay plant. At March 31, 2007, the net book value of the Baughers Bay plant as reflected on OC-BVI’s balance sheet was approximately $2.6 million. For the year ended December 31, 2006 and the three months ended March 31, 2007, we recognized approximately $1.4 million and $459,000, respectively, in income from our equity investment in the earnings of OC-BVI. For those same periods, we recognized approximately $1.5 million and $222,000, respectively, in revenue from our management services agreement with OC-BVI. We also recognized approximately $508,000 and $167,000 in other income for the year ended December 31, 2006 and the three months ended March 31, 2007, respectively, from a profit-sharing agreement we have with OC-BVI. As of March 31, 2007, our loans to, and equity investment in, OC-BVI equaled approximately $15.9 million and the recorded value of the OC-BVI management services agreement, which is reflected as an intangible asset on our balance sheet, was approximately $856,000.
If the Ministry’s right of ownership under the 1990 Agreement is found to be enforceable, OC-BVI could lose its water supply arrangement with the Ministry or may be forced to accept a water supply arrangement with the Ministry on less favorable terms, and if the government exercises its purported right, OC-BVI could lose ownership of the Baughers Bay plant. Even if OC-BVI is able to refute the Ministry’s purported right of ownership, OC-BVI may elect to accept a new contract on less favorable terms. In either case, the value of our OC-BVI-related assets would decline, and we could be required to record impairment charges to reduce the carrying values of these assets. Such impairment charges would reduce our earnings and could have a significant adverse impact on its results of operations and financial condition.
OC-BVI has submitted a proposal to the Ministry to continue to supply water from the Baughers Bay plant. The Ministry has continued discussions with OC-BVI regarding a new contract but has not formally responded to OC-BVI’s proposal. As of March 31, 2007 OC-BVI’s accounts receivable from the Ministry, relating primarily to water sales for the three months ended March 31, 2007, totaled approximately $3.0 million. These accounts receivable represent amounts billed at the contract prices in effect before the Ministry asserted its purported right of ownership of the plant. In recent correspondence, the Ministry has communicated that until such time as a new agreement is reached on the ownership of the plant and the price for the water produced by the plant, the Ministry will only pay that amount of these accounts receivables and any future billings that the Ministry purports constitutes OC-BVI’s costs of producing the water. At their proposed interim price the Ministry would pay only approximately 40% of the approximately $3.0 million pending a new agreement. OC-BVI has responded to the Ministry that the amount the Ministry proposes to pay is significantly less than OC-BVI’s production costs. OC-BVI’s on-going operations are dependent upon the collection of its accounts receivable. Should significant accounts receivable continue to remain outstanding OC-BVI may be required to take actions, such as temporarily ceasing to supply water to the Ministry or initiating legal collection proceedings that could further complicate the negotiations for a new contract.
We are not able to presently determine what impact, if any, the resolution of this matter will have on our results of operations or financial condition.
Tynes Bay, Bermuda Project
In January 2007 our recently formed affiliate, Consolidated Water (Bermuda) Ltd. (“CW-Bermuda”) signed a contract with the Government of Bermuda to design, build and operate a desalination plant at Tynes Bay on the northern coast of Bermuda. The project includes the desalination plant which will have a production capacity of 600,000 US gallons per day, a standby electrical power plant and 1.27 miles of main water delivery pipelines. The plant design provides for a future increase in production capacity to 1.2 million US gallons per day. Under the terms of the contract, CW-Bermuda is required to complete construction and commission the plant and pipeline by December 2007 and will operate the plant for at least 12 months after commissioning. We have agreed to loan CW-Bermuda up to $7.5 million to complete construction of the plant and have entered into an agreement with CW-Bermuda to oversee construction of the plant and to operate the plant once it is completed. The total revenues to be received from the Government of Bermuda under this contract for the construction and sale of the plant and its operation for 12 months are estimated to be approximately $10.5 million.
Sandy Lane Agreement Non-renewal
In October 2006, we were advised by Sandy Lane Properties Ltd., our customer in Barbados, that it did not intend to renew its current operations agreement with DesalCo (Barbados) Ltd. (“DesalCo-Barbados”). DesalCo-Barbados continues to operate the Sandy Lane desalination plant until June 20, 2007 when the current operating agreement expires. We recognized $50,848 in revenues from this agreement for the three months ended March 31, 2007. We fully amortized the intangible asset associated with this agreement in January 2006.
Critical Accounting Policies
We have identified the following accounting policies as those policies critical to our business operations and the understanding of results of operations. The preparation of our condensed consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to trade accounts receivable, goodwill and other intangible assets and property, plant and equipment. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that may not be readily apparent from other sources. Actual results may differ from these estimates under different assumptions and conditions. We believe the following critical accounting policies are most important to the portrayal of our financial condition and results of operations and require management to make significant judgments and estimates in the preparation of our condensed consolidated financial statements.
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
Plant construction revenue and cost of plant construction revenue: We use the percentage of completion method to recognize revenue and related costs as work progresses on fixed price contracts for the construction of desalination plants to be sold to third parties. The percentage-of-completion method relies on contract revenue and estimates of total expected costs. We estimate total project costs and profit to be earned on each long term, fixed price contract prior to commencement of work on the contract. We follow this method since we can make reasonably dependable estimates of the revenue and costs applicable to various stages of a contract. Under the percentage-of-completion method, we record revenue and recognize profit or loss as work on the contract progresses. The cumulative amount of revenue recorded on a contract at a specified point in time is that percentage of total estimated revenue that incurred costs to date comprises of estimated total contract costs. If, as work progresses, the actual contract costs exceed estimates, the profit recognized on revenue from that contract decreases. We recognize the full amount of any estimated loss on a contract at the time our estimates indicate such a loss.
Billings in excess of costs and estimated earnings on uncompleted contracts are classified as current liabilities. Any costs and estimated earnings in excess of billings are classified as current assets.
Consolidation: For consolidation purposes we evaluate our investments in subsidiaries and affiliates in accordance with the guidance set forth in Accounting Research Bulletin No. 51 Consolidated Financial Statements and related pronouncements, including Financial Accounting Standards Board Interpretation No. 46(R) Consolidation of Variable Interest Entities (“FIN 46(R)”). This interpretation addresses the consolidation by business enterprises of variable interest entities, which have one or more of the characteristics defined in the interpretation. We consolidate the results of those affiliates that possess the characteristics of a variable rate entity and for which we are the primary financial beneficiary.
RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and accompanying notes included under Part I, Item 1 of this Quarterly Report and our consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for our fiscal year ended December 31, 2006 (“2006 Form 10-K”) and the information set forth under Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2006 Form 10-K.

Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006
Consolidated Results
Net income for the three months ended March 31, 2007 increased to $3,587,478 ($0.25 per share on a fully-diluted basis), from the $3,078,011 ($0.24 per share on a fully-diluted basis) reported for the three months ended March 31, 2006.
Total revenues for the three months ended March 31, 2007 increased to $12,734,610 from $9,243,564 for the three months ended March 31, 2006 primarily due to an increase in bulk water sales and revenues from plant construction contracts. Gross profit for the quarter ended March 31, 2007 was $5,303,355, or 42% of total revenue, as compared to $4,773,348, or 52%, for the comparable 2006 quarter. See further discussion of revenues and gross profit for the quarter ended March 31, 2007 in the “Results by Segment” analysis that follows.
General and administrative (“G&A”) expenses for the three months ended March 31 were $2,346,207 and $2,123,340 on a consolidated basis for 2007 and 2006, respectively. The increase in G&A expenses for 2007 is attributable to the personnel costs for our accounting, engineering and supply chain support office/subsidiary Aquilex, Inc. in Deerfield Beach, Florida. Personnel costs for this office grew by approximately $217,000 from 2006 to 2007 reflecting an expansion of our in-house engineering resources and capabilities.
During the first quarter of 2007, we invested more than $30 million of the proceeds from the stock offering we closed in December 2006 and earned more than $448,000 in interest income for the quarter. Interest expense for the three months ended March 31, 2007 was $480,928, as compared to $214,972 for the same period in 2006. The lower interest expense for 2006 resulted from the capitalization of interest expense during that quarter to the construction costs of our Blue Hills plant.
Results by Segment
Retail Segment:
Revenues generated by our retail water operations remained relatively consistent at $5,104,210 and $5,054,149 for the three months ended March 31, 2007 and 2006, respectively. By volume of gallons sold, our retail sales increased by approximately 3% in 2007 when compared to 2006.
During the three months ended March 31, 2007 the retail segment generated $3,340,894 in gross profit (65% of sales), as compared to $3,604,756 (71% of sales) for the same period in 2006. The gross profit for 2007 as compared to the 2006 quarter was negatively affected by relative increases in insurance and depreciation expenses.
Consistent with prior periods, we record all non-direct G&A expenses in our retail business segment and do not allocate any of these non-direct costs to our other two business segments. Retail G&A expenses for the three months ended March 31, 2007 were $1,925,323, up $141,404 (8%) from the $1,783,919 in retail G&A for the same period in 2006. The costs of Aquilex Inc., our accounting, engineering and supply chain support subsidiary in Deerfield Beach, Florida, for the three months ended March 31, 2007 exceeded those for the three months ended March 31, 2006 by approximately $217,000. Almost all of this increase for Aquilex consisted of personnel costs.
Bulk Segment:
Revenues from our bulk segment for the three months ended March 31, 2007 and 2006 were $5,227,521 and $3,748,855, respectively. Revenues from the bulk segment grew sales from 2006 to 2007 due to $1.7 million in water sales in 2007 from our Blue Hills plant which was under construction in 2006.

The revenue growth for 2007 also increased the gross profit dollars for our bulk segment revenues, which increased to $1,338,559 for the three months ended March 31, 2007 from $831,758 for the three months ended March 31, 2006. Gross profit as a percentage of bulk revenues improved to 26% for the quarter ended March 31, 2007 from 22% for the quarter ended March 31, 2006, reflecting improved operating performance in all three geographic areas (Grand Cayman, The Bahamas and Belize) of our bulk water operations.
Our agreement with the WSC for the Blue Hills plant contains a non-revenue water (“NRW”) component that adversely impacted 2007 bulk segment gross profit as a percentage of revenues. This element of the agreement requires us to reduce the amount of water lost by the public water distribution system on New Providence Island over a one year period by 438 million U.S. gallons. Until such time as we can demonstrate to the WSC that we have achieved this reduction, we are required to provide 1.2 million U.S. gallons of water per day to the WSC from the Blue Hills plant at no cost to the WSC. The variable costs associated with providing this free water to WSC are significant to overall plant operating costs and greatly reduced the overall gross margin on total water sales from the Blue Hills plant during the first quarter of 2007. We estimate the variable costs incurred to provide this non-revenue water to WSC were approximately $200,000 for the three months ended March 31, 2007. We are diligently pursuing completion of the NRW project in order to reduce operating costs and improve the profitability of the Blue Hills operation. However the gross profit of our bulk segment in future periods may be adversely affected by the results for our Blue Hills plant until such time as we complete the NRW project.
Bulk segment G&A expenses for the three months ended March 31, 2007 and 2006 were $383,063 and $322,226 respectively. The slight dollar increase in bulk G&A reflects small increases in a variety of expense categories.
Services Segment:
Our three months ended March 31, 2007 revenues from services provided were $2,402,879 as compared to $440,560 for the same period in 2006. Services revenues increased from 2006 to 2007 due to approximately $2.1 million in revenues recognized for the construction of the Tynes Bay plant in Bermuda and the expansion of the North Sound plant on behalf of the Water Authority-Cayman.
The increase in gross profit of the services segment to $623,902 for the three months ended March 31, 2007 from the gross profit reported for this segment for the same period in 2006 of $336,834 results from the gross profit recognized on the Tynes Bay and North Sound projects.
G&A expenses for the services segment from the three months ended March 31, 2007 and 2006 were $37,821 and $17,195, respectively.
LIQUIDITY AND CAPITAL RESOURCES
Overview
Our sources of cash are operations, borrowings under our term loans and credit facilities and sales of our debt and equity securities.
Our cash flows from operations are derived from distributions from, and the management fees paid to us by, our operating subsidiaries. Cash flows from our subsidiaries’ operations are dependent upon the revenue amounts generated, which are affected primarily by tourism, weather conditions, changes in our customer base, the timing and level of rate increases, overall economic conditions and other factors and the timing of the collection of these revenues from our customers. Distributions from CW-Bahamas to us are subject to certain restrictions under the terms of its credit facility. See “Borrowings Outstanding — CW-Bahamas Credit Facility.”

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
Cash Flows for the Three Months Ended March 31, 2007
Our cash and cash equivalents increased from $37,310,699 at December 31, 2006 to $39,139,931 at March 31, 2007.
Cash Flows from Operating Activities
Operating activities provided net cash for the three months ended March 31, 2007 of $1,902,805. This cash provided reflects net income generated for the three months ended of approximately $3.6 million, as adjusted for various items which impact net income but do not require an outlay of cash, such as depreciation and amortization, stock compensation, income recognized but not received from OC-BVI, and other items. Our cash flows from operating activities during the three months ended March 31, 2007 were decreased by an increase in our inventories by $659,624 and a reduction in our accounts payable by $478,479 from December 31, 2006 balances.
Cash Flows used in Investing Activities
Our investing activities used $1,111,696 in net cash during the three months ended March 31, 2007. Approximately $1.9 million was used to fund the expansion of our Governors Harbor plant in Grand Cayman and other capital projects. We received a distribution from OC-BVI of $189,375 and collected $183,490 on our loan receivable.
Cash Flows from Financing Activities
We obtained $1,038,123 in net cash from our financing activities during the three months ended March 31, 2007. The exercise of stock options by some of our employees provided approximately $2.2 million. We made $350,645 in scheduled payments on our bonds payable and paid dividends of $849,005 during the three months ended March 31, 2007.
Financial Position
Our total assets increased from approximately $139.0 million at December 31, 2006 to $143.2 million at March 31, 2007.
Accounts receivable at March 31, 2007 were approximately $8.0 million, up almost $1.8 million from December 31, 2006. This increase in accounts receivable reflects income of approximately $1.9 million from the expansion of the North Sound plant for the Water Authority-Cayman and the construction of the Tynes Bay plant in Bermuda.
Our inventory growth from approximately $2.8 million at December 31, 2006 to approximately $3.5 million at March 31, 2007 represents purchases for our Blue Hills plant and to support our overall increase in revenues.
Prepaid expenses and other current assets decreased by approximately $117,000 from December 31, 2006 to March 31, 2007 due to normal releases of prepaid expenses and deposits.

Borrowings Outstanding
As of March 31, 2007, our borrowings outstanding (net of deferred costs and discounts) totaled $24,304,015 and consisted entirely of two series of bonds payable.
5.95% Secured Bonds
In August 2006, we issued $15,771,997 principal amount secured fixed rate bonds in a private offering and received net proceeds (excluding issuance costs and after the offering discount) of $14,445,720. These bonds bear interest at a rate of 5.95%, are repayable in quarterly principal and interest installments of $526,010 and mature in 2016. We have the right to redeem the bonds in full at any time after August 4, 2009 at a premium of 1.5% of the outstanding principal and accrued interest on the bonds on the date of redemption. As of March 31, 2007, $15,184,859 in principal amount was outstanding on these secured bonds, including discount of $880,844.
Our obligations under the bonds are secured by fixed and floating charges (i) on all of our assets, including an equitable charge of all of the shares of Cayman Water, and (ii) on all of Cayman Water’s assets including its real estate. Cayman Water has also guaranteed our payment obligations under the bonds.
The trust deed for these bonds restricts our ability to enter into new borrowing agreements or any new guarantees without prior approval of the trustee and limits our capital expenditures, with the exception of capital expenditures to be incurred on certain defined projects, to $2,000,000 annually without prior approval by the trustee. The trust deed also contains financial covenants that require us to maintain a debt service coverage ratio of not less than 1.25 to 1, a ratio of long term debt to EBITDA (i.e. earnings before interest, taxes, depreciation and amortization for the 12 months preceding the ratio calculation date) not greater than 2.5 to 1 and a ratio of long term debt to equity equal to or less than 1.5 to 1. As of March 31, 2007, we were in compliance with the covenants under the trust deed.
Consolidated Water (Bahamas) Limited (“CW-Bahamas”) Series A Bonds
In February 2005, The Bahamas government accepted CW-Bahamas’ bid to build the Blue Hills plant, temporarily expand our existing Windsor plant and to provide engineering services and equipment to reduce the amount of water that is lost throughout the Government’s pipeline distribution system on New Providence. To finance a portion of this project, in July 2005, CW-Bahamas sold $10,000,000 Series A bonds to Bahamian citizens and permanent resident investors in The Bahamas. The bonds mature on June 30, 2015 and accrue interest at the annual fixed rate of 7.5%. Interest is payable quarterly. CW-Bahamas has the option to redeem the bonds in whole or in part without penalty commencing after June 30, 2008. We have guaranteed CW-Bahamas repayment obligations upon an “event of default” as defined in the guarantee agreement. If we pay any amounts pursuant to the guarantee, we will be subrogated to all rights of the bondholders in respect of any such payments. The guarantee is a general unsecured obligation junior to our other secured obligations. As of March 31, 2007, $10,000,000 of the Series A bonds was outstanding.
CW-Bahamas Credit Facility
In October 2006, CW-Bahamas entered into a new $5.6 million credit facility with Royal Bank of Canada, replacing its previous $5.4 million credit facility with that lender. This credit facility consists of (i) a BAH$500,000 revolving working capital loan (the “Working Capital Revolver”); (ii) term loans of US$38,062 (“Term Loan A”) and BAH$127,276 (“Term Loan B,” together with Term Loan A, the “Term Loans”) and (iii) bank guarantees (the “Guarantees”) totaling BAH$4.98 million. The obligations under the credit facility are secured by the assets CW-Bahamas. Borrowings under the Working Capital Revolver accrue interest at the Nassau Prime rate plus 1.50% per annum; borrowings under Term Loan A and Term Loan B accrue interest at the 90 day LIBOR rate plus 1.75% per annum and the Nassau Prime rate plus 1.50% per annum, respectively; and fees for the Guarantees equal 1.0% of the guarantee amounts, subject to annual renegotiation. Outstanding borrowings under the credit facility at March 31, 2007 include US$ nil under the Term Loan A, BAH$ nil under the Term Loan B and approximately BAH$4.88 million under the Guarantees. No amounts were outstanding under the Working Capital Revolver.
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
All obligations under the credit facility are repayable on demand by the lender. Until demand is made, CW-Bahamas is required to repay any borrowings under the Term Loans in quarterly payments based on a ten year amortization schedule. The Guarantees expire annually or upon certain events as set forth in the loan agreement. CW-Bahamas was not in compliance with the liabilities to tangible net worth covenant of the facility as of March 31, 2007, but repaid all of the term loans outstanding under this facility in March 2007.
Material Commitments, Expenditures and Contingencies
Consolidated Water and CW-Bahamas have two contracts, one for our Windsor plant and one for our Blue Hills plant, to supply water to the Water and Sewer Corporation of the Government of The Bahamas (“WSC”). Each contract requires us to guarantee delivery of a minimum quantity of water per week. If we do not meet this minimum, we are required to pay to the WSC for the difference between the minimum and actual gallons delivered at a per gallon rate equal to the price per gallon that WSC is currently paying us under the contract. The Blue Hills and Windsor contracts expire in 2026 and 2013, respectively and require us to deliver 28.0 million imperial gallons and 14.0 million imperial gallons, respectively, of water each week. We are required to provide the WSC with performance and operating guarantees, in the form of bank-issued performance bonds, to secure any payments we may be required to make under the minimum delivery requirements of these contracts. As of March 31, 2007, a $1.91 million performance bond was outstanding for the Windsor plant and we expect to arrange the issuance of a performance bond for approximately $4.0 million for the Blue Hills plant sometime during 2007.
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
Our affiliate, OC-BVI, has constructed a 600,000 U.S. gallon per day desalination plant in Tortola, British Virgin Islands at a cost of approximately $8.0 million. In May 2005, we entered into a loan agreement with OC-BVI, pursuant to which we agreed to loan OC-BVI up to $3.0 million. Principal on this loan is due and payable on June 1, 2007 and interest accrues at LIBOR plus 3.5% and is payable quarterly on amounts drawn down commencing July 2005. The loan can be repaid at any time without penalty and is subordinated to existing bank indebtedness. The balance outstanding on this loan receivable at March 31, 2007 was $3,000,000. We may elect to extend the maturity date on this loan. OC-BVI is constructing this plant in response to what it believes is an extreme shortage of, and a pressing demand for, potable water on the eastern end of Tortola and anticipates entering into a bulk water supply agreement with the British Virgin Islands government. However, OC-BVI does not presently have any type of agreement or understanding with the British Virgin Islands government, or any other potential customer, for the purchase of the water to be produced by its Bar Bay plant. If such an agreement is not obtained, or is not obtained on sufficiently favorable terms, OC-BVI may not be able to recover the cost of its investment in this plant, in which case we may be required to record an impairment charge to reduce the carrying value of our loan to OC-BVI and our investment in OC-BVI. Such an impairment charge would reduce our earnings and could have a significant adverse impact on our results of operations and financial condition.
Dividends
On January 31, 2007, we paid a dividend of $0.06 to shareholders of record on December 31, 2006.
On April 30, 2007, we paid a dividend of $0.065 to shareholders of record on March 31, 2007.
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
Credit Risk
We are not exposed to significant credit risk on retail customer accounts in the Cayman Islands and Bimini, Bahamas, as our policy is to cease supply of water to customers whose accounts are more than 45 days overdue. Our primary exposure to credit risk is from bulk water sales customers in Belize, The Islands of The Bahamas, The British Virgin Islands, Barbados and the Cayman Islands. In addition, the entire balance of our loan receivable is due from the Water Authority-Cayman. Also, we have loaned $3.0 million to OC-BVI which is due to be repaid on June 1, 2007. We may elect to extend the maturity date on this loan.
Interest Rate Risk
We are not exposed to significant interest rate risk. The annual interest rates on our Series A bonds and 5.95% bonds are fixed at 7.5% and 5.95%, respectively.
Foreign Exchange Risk
All of our foreign currencies have fixed exchanged rates to the U.S. dollar. If any of these fixed exchange rates become a floating exchange rate, however, our results of operation could be adversely affected.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this quarterly report (the “Evaluation Date”). Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective.
Changes in Internal Controls
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our internal controls that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, such controls.

PART II — OTHER INFORMATION

ITEM 1A.	RISK FACTORS
Our business faces significant risks. These risks include those disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 as supplemented by the additional risk factors included below. If any of the events or circumstances described in the referenced risks actually occur, our business, financial condition or results of operations could be materially adversely affected and such events or circumstances could cause our actual results to differ materially from the results contemplated by the forward-looking statements contained in this report. These risks should be read in conjunction with the other information set forth in this Quarterly Report as well as in our Annual Report on Form 10-K for the year ended December 31, 2006 and in our other periodic reports on Form 10-Q and Form 8-K.
The water supply agreement between the British Virgin Islands Water and Sewerage Department and our affiliate, OC-BVI, is on a month-to-month basis and could be cancelled or renegotiated on less favorable terms.
Since the expiration of the initial term of their bulk water supply agreement in May 1999, OC-BVI has supplied water to the British Virgin Islands Water and Sewerage Department under what it considers to be a month-to-month supply arrangement. Under this arrangement, the British Virgin Islands government could cease purchasing water from OC-BVI at any time. OC-BVI has made attempts in the past to negotiate a new water supply agreement. OC-BVI has submitted a proposal to the Ministry of Communications and Works of the BVI Government (the “Ministry”) to continue to supply water from the Baughers Bay plant. The Ministry has continued discussions with OC-BVI regarding a new contract but has not formally responded to OC-BVI’s proposal. As of March 31, 2007 OC-BVI’s accounts receivable from the Ministry, relating primarily to water sales for the three months ended March 31, 2007, totaled approximately $3.0 million.. These accounts receivable represent amounts billed at the contract prices in effect before the Ministry asserted its purported right of ownership of the plant. In recent correspondence, the Ministry has communicated that until such time as a new agreement is reached on the ownership of the plant and the price for the water produced by the plant, the Ministry will only pay that amount of these accounts receivables and any future billings that the Ministry purports constitutes OC-BVI’s costs of producing the water. At their proposed interim price the Ministry would pay only approximately 40% of the approximately $3.0 million pending a new agreement. OC-BVI has responded to the Ministry that the amount the Ministry proposes to pay is significantly less than OC-BVI’s production costs. OC-BVI’s on-going operations are dependent upon the collection of its accounts receivable. Should significant accounts receivable continue to remain outstanding OC-BVI may be required to take actions, such as temporarily ceasing to supply water to the Ministry or initiating legal collection proceedings, that could further complicate the negotiations for a new contract.
This agreement may not be renewed and a new agreement may not be reached. If a new agreement is obtained, it may be on terms less favorable to OC-BVI than the current arrangement. For the year ended December 31, 2006 and the three months ended March 31, 2007 we recognized approximately $1.4 million and $459,000, respectively, in income from our equity investment in the earnings of OC-BVI. For these same periods, we recognized approximately $1.5 million and $222,000, respectively, in revenue from our agreement to provide management services to OC-BVI. We also recognized approximately $508,000 and $167,000 in other income for the year ended December 31, 2006 and the three months ended March 31, 2007, respectively, from a profit-sharing agreement we have with OC-BVI. As of March 31, 2007, our loans to, and equity investment in, OC-BVI equaled approximately $15.9 million and the recorded value of our management services agreement, which is reflected on our balance sheet as an intangible asset, was approximately $856,000. In the event that the British Virgin Islands government ceased purchasing water from OC-BVI, or entered into a new contract with OC-BVI on less favorable terms than the existing supply arrangement, the values of our investment in OC-BVI, loan to OC-BVI and OC-BVI intangible asset would decline, and we could be required to record impairment charges to reduce the carrying values of these assets. Such impairment charges would reduce our earnings and could have a significant adverse impact on our results of operations and financial condition.
The British Virgin Islands government has asserted a purported right of ownership of OC-BVI’s Baughers Bay plant. If this right is found to be enforceable and is exercised by the government, OC-BVI will lose ownership of the Baughers Bay plant.
In October 2006, the British Virgin Islands government notified OC-BVI that it was asserting a purported right of ownership of OC-BVI’s desalination plant in Baughers Bay, Tortola pursuant to the terms of a water supply agreement dated May 1990 (or the “1990 Agreement”) and invited OC-BVI to submit a proposal for its continued involvement in the production of water at the Baughers Bay plant. OC-BVI has submitted such proposal and is awaiting the BVI government’s response. While OC-BVI believes that the government’s claim can be resolved to the satisfaction of both parties through the negotiation of a new agreement, we cannot assure you that the government shares this belief or that such a result will occur. For the year ended December 31, 2006 and the three months ended March 31, 2007 we recognized approximately $1.4 million and $459,000, respectively in income from our equity investment in the earnings of OC-BVI and approximately $1.5 million and $222,000 in revenue, respectively, from our agreement to provide management services to OC-BVI. We also recognized approximately $508,000 and $167,000 in other income for the year ended December 31, 2006 and the three months ended March 31, 2007, respectively, from a profit-sharing agreement we have with OC-BVI. As of March 31, 2007, our loan to, and equity investment in, OC-BVI totaled approximately $15.9 million and the recorded value of our management services agreement, which is reflected on our balance sheet as an intangible asset, was approximately $856,000. If the government’s right of ownership under the 1990 Agreement is found to be enforceable, OC-BVI could lose its water supply agreement with the BVI government or may be forced to accept a water supply arrangement with the government on less favorable terms, and if the government exercises its purported right, OC-BVI could lose ownership of the Baughers Bay plant. In either case, the value of our OC-BVI-related assets would decline, and we could be required to record impairment charges to reduce the carrying values of these assets. Such impairment charges would reduce our earnings and could have a significant adverse impact on our results of operations and financial condition.
We account for our projects using percentage-of-completion, therefore variations of actual results from our assumptions may reduce our profitability.
For construction projects, we recognize revenue on projects using the percentage-of-completion method. Under the percentage-of-completion method, we record revenue as work on the contract progresses. The cumulative amount of revenue recorded on a contract at a specified point in time is that percentage of total estimated revenue that incurred costs to date bear to estimated total contract costs. The percentage-of-completion method therefore relies on estimates of total expected contract costs. Contract revenue and total cost estimates are reviewed and revised periodically as the work progresses. Adjustments are reflected in contract revenue in the fiscal period when such estimates are revised. Estimates are based on management’s reasonable assumptions and experience, but are only estimates. Variation of actual results from estimates on a large project or on a number of smaller projects could be material. We immediately recognize the full amount of the estimated loss on a contract when our estimates indicate such a loss. Such adjustments and accrued losses could result in reduced profitability which could negatively impact our results of operations.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
In March 2007, we issued 72,888 common shares, pursuant to the exercise of stock options. The aggregate exercise price of the options was $723,757. The issuance of the shares was exempt from registration under Regulation S promulgated under the Securities Act of 1933 because the shares were offered and sold outside of the United States to non-US persons (as defined in Regulation S). Proceeds of the transaction were used for general corporate purposes.
In March 2007, we also issued 151,024 common shares to two of our executive officers, pursuant to the exercise of stock options. The aggregate exercise price of the options was $1,514,016. The issuance of the shares was exempt from registration under Section 4(2) of the Securities Act of 1933 because the executive officers have knowledge of all material information relating to us. Proceeds of the transaction were used for general corporate purposes.

ITEM 6.	EXHIBITS

Exhibit
Number	Exhibit Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of the Company
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of the Company
32.1	Section 1350 Certification of Chief Executive Officer of the Company
32.2	Section 1350 Certification of Chief Financial Officer of the Company

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONSOLIDATED WATER CO. LTD.

By:	/s/ Frederick W. McTaggart
Frederick W. McTaggart Chief Executive Officer

Dated: May 10, 2007