Form 10-Q
period 2007-06-30
CONSOLIDATED WATER CO LTD
filed 2007-08-09
CIK 928340

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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
Yes ☑ No ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐ Accelerated filer ☑ Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
At August 3, 2007, 14,499,154 shares of the registrant’s common stock, with US$0.60 par value, were outstanding.

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
The exchange rate for conversion of Barbados dollars (BDS$) into US$ as determined by the Central Bank of Barbados, has been fixed since 1975 at US$0.50 per BDS$1.00.
The exchange rate for conversion of Belize dollars (BZE$) into US$, as determined by the Central Bank of Belize, has been fixed since 1976 at US$0.50 per BZE$1.00.
The exchange rate for conversion of Bermuda dollars (BDA$) into US$ as determined by the Bermuda Monetary Authority, has been fixed since 1970 at US$1.00 per BDA$1.00.
The official currency of the British Virgin Islands is the United States dollar.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED WATER CO. LTD.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30,	December 31,
	2007	2006
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$39,555,924	$37,310,699
Accounts receivable, net	6,118,005	6,231,718
Inventory	3,506,392	2,794,892
Prepaid expenses and other current assets	741,087	1,099,619
Current portion of loans receivable	950,115	735,632

Total current assets	50,871,523	48,172,560

Property, plant and equipment and construction in progress, net	63,802,988	63,568,369
Loans receivable	2,801,570	1,697,648
Investment in and loan to affiliate	16,391,388	15,457,880
Other assets	10,486,721	10,064,886

Total assets	$144,354,190	$138,961,343

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and other current liabilities	$4,695,304	$6,468,290
Current portion of long term debt	1,101,174	1,154,067

Total current liabilities	5,796,478	7,622,357
Long term debt	22,939,924	23,500,593
Other liabilities	468,050	497,985
Minority interest in subsidiary	1,466,586	1,495,753

Total liabilities	30,687,296	33,116,688

Stockholders’ equity
Controlling interests:
Redeemable preferred stock, $0.60 par value. Authorized 200,000 shares; issued and outstanding 19,273 and 24,971 shares, respectively	11,564	14,983
Class A common stock, $0.60 par value. Authorized 19,680,000 shares; issued and outstanding 14,481,794 and 14,132,860 shares, respectively	8,689,077	8,479,716
Class B common stock, $0.60 par value. Authorized 120,000 shares; none issued or outstanding	—	—
Additional paid-in capital	79,218,040	76,071,710
Retained earnings	25,614,324	21,278,246

	113,533,005	105,844,655

Non-controlling interests	133,889	—

Total stockholders’ equity	113,666,894	105,844,655

Total liabilities and stockholders’ equity	$144,354,190	$138,961,343

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED WATER CO. LTD.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Retail water revenues	$5,279,316	$4,863,830	$10,383,525	$9,917,977
Bulk water revenues	5,372,907	4,315,928	10,600,429	8,064,783
Services revenues	1,312,157	447,221	3,715,038	887,779

Total revenues	11,964,380	9,626,979	24,698,992	18,870,539

Cost of retail revenues	1,986,615	1,952,660	3,749,934	3,485,301
Cost of bulk revenues	4,552,547	3,106,910	8,441,509	5,940,756
Cost of services revenues	940,922	157,924	2,719,900	261,648

Total cost of revenues	7,480,084	5,217,494	14,911,343	9,687,705

Gross profit	4,484,296	4,409,485	9,787,649	9,182,834

General and administrative expenses	2,412,076	2,075,907	4,751,259	4,207,032

Income from operations	2,072,220	2,333,578	5,036,390	4,975,802

Other income (expense):

Interest income	479,405	67,858	928,209	96,564
Interest expense	(467,067)	(304,694)	(947,995)	(519,667)
Other income	216,185	132,549	419,517	330,829
Equity in earnings of affiliate	427,548	315,564	886,670	731,553

Other income, net	656,071	211,277	1,286,401	639,279

Income before noncontrolling and minority interests	2,728,291	2,544,855	6,322,791	5,615,081
Income attributable to noncontrolling and minority interests	106,754	22,826	113,780	15,042

Net income	$2,621,537	$2,522,029	$6,209,011	$5,600,039

Basic earnings per common share	$0.18	$0.20	$0.43	$0.46

Diluted earnings per common share	$0.18	$0.20	$0.43	$0.44

Dividends declared per common share	$0.065	$0.06	$0.13	$0.12

Weighted average number of common shares used in the determination of:
Basic earnings per share	14,470,512	12,381,686	14,306,975	12,299,727

Diluted earnings per share	14,517,021	12,670,129	14,451,664	12,638,142

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED WATER CO. LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2007	2006
Net cash flows provided by (used in) operating activities	$4,545,763	$4,786,822

Cash flows provided by (used in) investing activities
Purchases of property, plant and equipment and construction in progress	(3,820,846)	(19,028,429)
Distribution of income from affiliate	189,375	757,500
Proceeds from sale of minority interest in subsidiary	—	672,136
Loan to affiliate	—	(800,000)
Collections of loans receivable	419,595	404,762

Net cash used provided by (used in) investing activities	(3,211,876)	(17,994,031)

Cash flows provided by (used in) financing activities
Dividends paid	(1,779,429)	(1,512,976)
Proceeds from issuance of preferred stock	—	10,841
Proceeds from exercises of stock options	3,379,136	1,165,298
Net borrowings from line of credit	—	5,659,608
Principal repayments of long term debt	(688,369)	(1,861,044)

Net cash provided by (used in) financing activities	911,338	3,461,727

Net increase (decrease) in cash and cash equivalents	2,245,225	(9,745,482)

Cash and cash equivalents at beginning of period	37,310,699	11,955,589

Cash and cash equivalents at end of period	$39,555,924	$2,210,107

Interest paid in cash	$1,030,333	$850,066

Interest received in cash	$1,079,595	$69,517

Non-cash investing and financing activities
Note received for plant facility sold	$1,654,255	$897,000

Issuance of 4,664 and 2,135, respectively, common shares for services rendered	$111,507	$43,326

Issuance of nil and 3,587, respectively, preferred shares for services rendered	$—	$108,397

Conversion of 5,698 and 9,164 redeemable preferred shares to common shares	$3,419	$5,498

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED WATER CO. LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1. Basis of presentation
The accompanying consolidated financial statements of Consolidated Water Co. Ltd. (the “Company”) include the accounts of the Company’s (i) wholly-owned subsidiaries Aquilex, Inc., Cayman Water Company Limited, Consolidated Water (Belize) Limited, Ocean Conversion (Cayman) Limited, DesalCo Limited (located in Grand Cayman), DesalCo (Barbados) Ltd.; (ii) majority-owned subsidiary Consolidated Water (Bahamas) Ltd.; and (iii) affiliate Consolidated Water (Bermuda) Limited, which is consolidated pursuant to the provisions of FASB Interpretation 46(R). The Company’s investment in its affiliate Ocean Conversion (BVI) Ltd. (“OC-BVI”) is accounted for using the equity method of accounting. All significant intercompany balances and transactions have been eliminated in consolidation.
The accompanying consolidated balance sheet as of June 30, 2007, consolidated statements of income for the three months and six months ended June 30, 2007 and 2006, and consolidated statements of cash flows for the six months ended June 30, 2007 and 2006 are unaudited. These consolidated financial statements reflect all adjustments (which are of a normal recurring nature) that, in the opinion of management, are necessary to present fairly the Company’s financial position, results of operations and cash flows as of and for the periods presented. The results of operations for these interim periods are not necessarily indicative of the operating results for future periods, including the fiscal year ending December 31, 2007.
These consolidated financial statements and notes are presented in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) relating to interim financial statements and in conformity with accounting principles generally accepted in the United States of America and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
Certain amounts previously presented in the financial statements of prior periods have been reclassified to conform to the current period’s presentation.
2. Accounting policies
Plant construction revenue and cost of plant construction revenue: The Company recognizes revenue and related costs as work progresses on fixed price contracts for the construction of desalination plants to be sold to third parties using the percentage-of-completion method, which relies on contract revenue and estimates of total expected costs. The Company follows this method since it can make reasonably dependable estimates of the revenue and costs applicable to various stages of a contract. Under the percentage-of-completion method, the Company records revenue and recognizes profit or loss as work on the contract progresses. The Company estimates total project costs and profit to be earned on each long term, fixed price contract prior to commencement of work on the contract and updates these estimates as work on the contract progresses. The cumulative amount of revenue recorded on a contract at a specified point in time is that percentage of total estimated revenue that incurred costs to date comprises of estimated total contract costs. If, as work progresses, the actual contract costs exceed estimates, the profit recognized on revenue from that contract decreases. The Company recognizes the full amount of any estimated loss on a contract at the time the estimates indicate such a loss. Any costs and estimated earnings in excess of billings are classified as current assets. Billings in excess of costs and estimated earnings on uncompleted contracts are classified as current liabilities. Accounts payable and other current liabilities includes billings in excess of estimated earnings of $375,774 and $nil as of June 30, 2007 and December 31, 2006, respectively.
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

3. Stock based compensation
The Company issues stock under incentive plans that form part of employees’ and non-executive directors’ remuneration. The Company also grants options to purchase common shares as part of remuneration for certain long-serving employees.
Stock-based compensation totaled $23,073 and $51,507 for the three months ended June 30, 2007 and 2006, respectively and $77,342 and $138,845, for the six months ended June 30, 2007 and 2006 respectively, and is included in general and administrative expenses in the consolidated statements of income.
The Company issued 1,865 preference share options during the quarter ended June 30, 2007. The significant weighted average assumptions for the quarter ended June 30, 2007 were as follows: Risk free interest rate of 4.28%; Expected option life of 0.08 years; Expected volatility of 10.83%; Expected dividend yield of 0.95%.
A summary of stock option activity under the Company’s SFAS No. 123(R) share-based compensation plans for the six months ended June 30, 2007 is presented in the following table:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual Life	Intrinsic
	Options	Exercise Price	(Years)	Value (1)
Outstanding at beginning of year	374,759	$10.26
Granted	1,865	19.77
Exercised	(338,004)	9.98
Forfeited	—

Outstanding as of June 30, 2007	38,620	$13.20	1.03 years	$622,071

Exercisable as of June 30, 2007	18,555	$8.92	0.07 years	$378,296

(1)	The intrinsic value of a stock option represents the amount by which the fair value of the underlying stock, measured by reference to the closing price of the common shares of $29.31 in the NASDAQ Global Select Market as of June 30, 2007, exceeds the exercise price of the option.
As of June 30, 2007, 20,065 non-vested options were outstanding with a weighted average exercise price of $17.16 and an average remaining contractual life of 1.91 years. The total remaining unrecognized compensation costs related to unvested stock-based arrangements was $48,882 as of June 30, 2007 and is expected to be recognized over a weighted average period of 1.91 years.
As of June 30, 2007, the unrecognized compensation cost relating to convertible preference shares outstanding was $155,298 and is expected to be recognized over a weighted average period of 1.21 years.

4. Segment information
Under SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information”, management considers (i) the operations to supply water to retail customers, (ii) the operations to supply water to bulk customers, and (iii) the provision of engineering, management and construction services as separate business segments.

	For the Three Months Ended June 30, 2007
	Retail	Bulk	Services	Total
Revenues	$5,279,316	$5,372,907	$1,312,157	$11,964,380
Cost of revenues	1,986,615	4,552,547	940,922	7,480,084

Gross profit	3,292,701	820,360	371,235	4,484,296

General & administrative expenses	2,136,984	241,725	33,367	2,412,076

Income from operations	1,155,717	578,635	337,868	2,072,220

Other income, net				656,071

Income before noncontrolling and minority interests				2,728,291
Income attributable to noncontrolling and minority interests				106,754

Net income				$2,621,537

	For the Six Months Ended June 30, 2007
	Retail	Bulk	Services	Total
Revenues	$10,383,525	$10,600,429	$3,715,038	$24,698,992
Cost of revenues	3,749,934	8,441,509	2,719,900	14,911,343

Gross profit	6,633,591	2,158,920	995,138	9,787,649

General & administrative expenses	4,096,579	583,491	71,189	4,751,259

Income from operations	2,537,012	1,575,429	923,949	5,036,390

Other income, net				1,286,401

Income before noncontrolling and minority interests				6,322,791
Income attributable to noncontrolling and minority interests				113,780

Net income				$6,209,011

As of June 30, 2007:
Property plant and equipment, net	$22,005,797	$36,155,240	$2,407,561	$60,568,598
Construction in progress	3,035,780	198,610	—	3,234,390
Total assets	85,452,027	53,539,608	5,362,555	144,354,190

4. Segment information (continued)

	For the Three Months Ended June 30, 2006
	Retail	Bulk	Services	Total
Revenues	$4,863,830	$4,315,928	$447,221	$9,626,979
Cost of revenues	1,952,660	3,106,910	157,924	5,217,494

Gross profit	2,911,170	1,209,018	289,297	4,409,485

General & administrative expenses	1,798,219	250,669	27,019	2,075,907

Income from operations	1,112,951	958,349	262,278	2,333,578

Other income, net				211,277

Income before noncontrolling and minority interests				2,544,855
Income attributable to noncontrolling and minority interests				22,826

Net income				$2,522,029

	For the Six Months Ended June 30, 2006
	Retail	Bulk	Services	Total
Revenues	$9,917,977	$8,064,783	$887,779	$18,870,539
Cost of revenues	3,485,301	5,940,756	261,648	9,687,705

Gross profit	6,432,676	2,124,027	626,131	9,182,834

General & administrative expenses	3,582,139	580,679	44,214	4,207,032

Income from operations	2,850,537	1,543,348	581,917	4,975,802

Other income, net				639,279

Income before noncontrolling and minority interests				5,615,081
Income attributable to noncontrolling and minority interests				15,042

Net income				$5,600,039

As of June 30, 2006:
Property plant and equipment, net	$20,712,242	$8,790,822	$2,706,584	$32,209,648
Construction in progress	405,129	28,889,206	195,838	29,490,173
Total assets	48,764,263	46,199,023	5,664,381	100,627,667

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
The following summarizes information related to the computation of basic and diluted earnings per share for the three and six months ended June 30, 2007 and 2006.

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net income	$2,621,537	$2,522,029	$6,209,011	$5,600,039
Less:
Dividends declared and earnings attributable to preferred shares	(1,528)	(2,315)	(3,214)	(4,839)

Net income available to holders of common shares in the determination of basic and diluted earnings per share	$2,620,009	$2,519,714	$6,205,797	$5,595,200

Weighted average number of common shares used in the determination of basic earnings per common share	14,470,512	12,381,686	14,306,975	12,299,727
Plus:
Weighted average number of preferred shares outstanding during the period	23,390	31,089	23,930	31,693

Potential dilutive effect of unexercised options	23,119	257,354	120,759	306,722

Weighted average number of common shares used in the determination of diluted earnings per common share	14,517,021	12,670,129	14,451,664	12,638,142

6. Consolidated Water (Bermuda) Limited
In June 2006, the Company formed a Bermuda-based affiliate, Consolidated Water (Bermuda) Limited (“CW-Bermuda”) with two other shareholders. The Company owns 40% of the equity interest and voting rights of CW-Bermuda. In January 2007 CW-Bermuda entered into a contract with the Government of Bermuda for the design, construction and sale of a desalination plant to be located on Tynes Bay along the northern coast of Bermuda. Under the agreement, CW-Bermuda will construct the plant and operate it for 12 months after its commissioning and sale to the Government of Bermuda. CW-Bermuda will receive approximately $10.5 million in revenues under the contract for the construction of the plant and its operation.
The Company has entered into a management services agreement with CW-Bermuda for the design, construction and operation of the Tynes Bay plant, under which it receives fees for direct services, purchasing activities and proprietary technology. The Company will also loan CW-Bermuda up to $7.5 million under a revolving facility to construct the plant.

Because (i) the equity investment in CW-Bermuda is not sufficient to permit it to finance its activities without the loan from the Company; (ii) the other investors in CW-Bermuda have no obligation to absorb any significant amount of its losses should losses arise; and (iii) the Company expects to receive a level of the economic benefits of CW-Bermuda that are disproportionate with the Company’s voting rights of 40%, CW-Bermuda constitutes a variable interest entity (“VIE”) as defined by FIN 46(R). The Company is the primary beneficiary of CW-Bermuda and, accordingly, consolidates the results of CW-Bermuda in its financial statements as required under FIN 46(R). The consolidated assets and liabilities of CW-Bermuda amounted to approximately $1,948,000 and $1,880,000, respectively, as of June 30, 2007. There are no guarantees related to this variable interest, and any creditors of the VIE do not have recourse to the general credit of Consolidated Water Co. Ltd. as a result of including the VIE in the consolidated financial statements. The results of CW-Bermuda are reflected in the Company’s services segment.
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
8. Investment in and loan to affiliate
The Company’s investment in and loan to its affiliate OC-BVI is comprised of the following:

	June 30,	December 31,
	2007	2006
Equity investment	$13,391,388	$12,457,880
Loan receivable — plant construction	3,000,000	3,000,000

	$16,391,388	$15,457,880

Baughers Bay plant:
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

The Ministry is OC-BVI’s sole customer and all of OC-BVI’s revenue is generated from its operations at the Baughers Bay plant. As of June 30, 2007, the net book value of the Baughers Bay plant as reflected on OC-BVI’s balance sheet was approximately $2.6 million. For the year ended December 31, 2006 and the six months ended June 30, 2007, the Company recognized approximately $1.4 million and $887,000, respectively, in income from its equity investment in the earnings of OC-BVI. For those same periods, the Company recognized approximately $1.5 million and $372,000, respectively, in revenue from its management services agreement with OC-BVI. The Company also recognized approximately $508,000 and $329,000 in other income for the year ended December 31, 2006 and the six months ended June 30, 2007, respectively, from a profit-sharing agreement it has with OC-BVI. As of June 30, 2007, loans to, and the equity investment in, OC-BVI by the Company equaled approximately $16.4 million and the recorded value of the OC-BVI management services agreement, which is reflected as an intangible asset on the Company’s balance sheet, was approximately $856,000.
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
OC-BVI has submitted a proposal to the Ministry to continue to supply water from the Baughers Bay plant. The Ministry has continued discussions with OC-BVI regarding a new contract but has not formally responded to OC-BVI’s proposal. As of June 30, 2007, OC-BVI’s accounts receivable from the Ministry, relating primarily to water sales for the three and six months ended June 30, 2007, totaled approximately $4.3 million. These accounts receivable represent amounts billed at the contract prices in effect before the Ministry asserted its purported right of ownership of the plant. During the first quarter of 2007, the Ministry communicated that until such time as a new agreement is reached on the ownership of the plant and the price for the water produced by the plant, the Ministry will only pay that amount of these accounts receivables and any future billings that the Ministry purports constitutes OC-BVI’s costs of producing the water. At their proposed interim price, the Ministry would pay only approximately 40% of the amounts billed by OC-BVI pending a new agreement. OC-BVI has responded to the Ministry that the amount the Ministry proposes to pay is significantly less than OC-BVI’s production costs. OC-BVI’s on-going operations are dependent upon the collection of its accounts receivable. Should significant accounts receivable continue to remain outstanding OC-BVI may be required to take actions, such as temporarily ceasing to supply water to the Ministry or initiating legal collection proceedings, that could further complicate the negotiations for a new contract.
The Company is not able to presently determine what impact, if any, the resolution of this matter will have on its results of operations or financial condition.
Bar Bay plant:
OC-BVI, has constructed a 700,000 U.S. gallon per day desalination plant in Tortola, British Virgin Islands at a cost of approximately $8.0 million. In May 2005, the Company entered into a loan agreement with OC-BVI, pursuant to which the Company agreed to loan OC-BVI up to $3.0 million. Principal on this loan was due and payable on June 1, 2007, however the Company is presently negotiating an extension of the due date on this loan. Interest on the loan accrues at LIBOR plus 3.5% and is payable quarterly. The loan can be repaid at any time without penalty and is subordinated to existing bank indebtedness. The balance outstanding on this loan receivable at June 30, 2007 was $3,000,000. OC-BVI constructed this plant in response to what it believes is an extreme shortage of, and a pressing demand for, potable water on the eastern end of Tortola and anticipated entering into a bulk water supply agreement with the British Virgin Islands government. In June 2007 the British Virgin Islands government notified OC-BVI of its intention to award a contract to OC-BVI to supply the British Virgin Islands with water from the Bar Bay plant. OC-BVI is presently negotiating the terms of this contract with the British Virgin Islands government and anticipates consummating this agreement before the end of the year. However, if such an agreement is ultimately not obtained, or is not obtained on sufficiently favorable terms, OC-BVI may not be able to recover the cost of its investment in this plant, in which case the Company may be required to record an impairment charge to reduce the carrying value of its loan to OC-BVI and its investment in OC-BVI. Such an impairment charge would reduce the Company’s earnings and could have a significant adverse impact on the results of operations and financial condition.

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
10. Subsequent Event
In July 2007, the Cayman Islands Government awarded the Company a ten year Design-Build-Operate-Transfer contract for a seawater desalination plant on Frank Sound on Grand Cayman Island. The design capacity of the new plant will be 2.38 million U.S. gallons per day and the Company will guarantee under the contract the delivery of 2.14 million U.S. gallons per day to the customer, the Water Authority-Cayman. The Company anticipates completing this project in late 2008.

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
Recent Developments
Frank Sound Contract
In July 2007, the Cayman Islands Government awarded us a ten year Design-Build-Operate-Transfer contract for a seawater desalination plant on Frank Sound on Grand Cayman Island. The design capacity of the new plant will be 2.38 million U.S. gallons per day and we will guarantee under the contract the delivery of 2.14 million U.S. gallons per day to our customer, the Water Authority-Cayman. We anticipate completing this project in late 2008.

Critical Accounting Policies
We believe the following accounting policies are critical to the understanding of our financial condition and results of operations.
Use of estimates: The preparation of our consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to trade accounts receivable, goodwill and other intangible assets and property, plant and equipment. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that may not be readily apparent from other sources. Actual results may differ materially from these estimates.
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
Interest income is recognized over the term of a loan based on the interest rate stated in the loan and is included in interest income.
Plant construction revenue and cost of plant construction revenue: We use the percentage of completion method to recognize revenue and related costs as work progresses on fixed price contracts for the construction of desalination plants to be sold to third parties. The percentage-of-completion method relies on contract revenue and estimates of total expected costs. We follow this method since we can make reasonably dependable estimates of the revenue and costs applicable to various stages of a contract. Under the percentage-of-completion method, we record revenue and recognize profit or loss as work on the contract progresses. We estimate total project costs and profit to be earned on each long term, fixed price contract prior to commencement of work on the contract and update these estimates as work on the contract progresses. The cumulative amount of revenue recorded on a contract at a specified point in time is that percentage of total estimated revenue that incurred costs to date comprises of estimated total contract costs. If, as work progresses, the actual contract costs exceed estimates, the profit recognized on revenue from that contract decreases. We recognize the full amount of any estimated loss on a contract at the time our estimates indicate such a loss. Billings in excess of costs and estimated earnings on uncompleted contracts are classified as current liabilities. Any costs and estimated earnings in excess of billings are classified as current assets.
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
RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and accompanying notes included under Part I, Item 1 of this Quarterly Report and our consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for our fiscal year ended December 31, 2006 (“2006 Form 10-K”) and the information set forth under Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2006 Form 10-K.
Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006
Consolidated Results
Net income for the three months ended June 30, 2007 was $2,621,537 ($0.18 per share on a fully-diluted basis) as compared to $2,522,029 ($0.20 per share on a fully-diluted basis) for the three months ended June 30, 2006.
Total revenues for the three months ended June 30, 2007 increased to $11,964,380 from $9,626,979 for the three months ended June 30, 2006 primarily due to an increase in bulk water revenues and revenues from plant construction contracts. Gross profit for the quarter ended June 30, 2007 was $4,484,296, or 37% of total revenues, as compared to $4,409,485, or 46% of total revenues, for the comparable 2006 quarter. For a further discussion of revenues and gross profit for the quarter ended June 30, 2007 see the “Results by Segment” analysis that follows.
General and administrative (“G&A”) expenses for the three months ended June 30, 2007 and 2006 were $2,412,076 and $2,075,907, respectively. The increase in G&A expenses for 2007 is attributable primarily to increases in professional fees of approximately $113,000 and incremental directors’ fees and expenses of approximately $131,000.
Interest income for the three months ended June 30, 2007 increased by approximately $412,000 from the comparable 2006 quarter. This increase reflects the investment of available cash balances (the majority of which arose from the stock offering we closed in

December 2006) during the current quarter in interest bearing, cash equivalent deposits. These deposits generated more than $479,000 in interest income. Interest expense for the three months ended June 30, 2007 was $467,067 as compared to $304,694 for the same period in 2006. The lower interest expense for 2006 resulted from the capitalization of interest costs during that quarter to the construction costs of our Blue Hills plant.
Results by Segment
Retail Segment:
Revenues generated by our retail water operations were $5,279,316 and $4,863,830 for the three months ended June 30, 2007 and 2006, respectively. By volume of gallons sold, our retail sales increased by approximately 4% in 2007 when compared to 2006.
During the three months ended June 30, 2007 the retail segment generated $3,292,701 in gross profit (62% of revenues), as compared to $2,911,170 (60% of revenues) for the same period in 2006. Gross profit for 2007 as compared to the 2006 quarter increased in total dollars due to the increase in sales. The slight improvement in gross profit as a percentage of sales from 2006 to 2007 reflects lower maintenance expenses and greater utilization of available plant capacities.
Consistent with prior periods, we record all non-direct G&A expenses in our retail business segment and do not allocate any of these non-direct costs to our other two business segments. Retail G&A expenses for the three months ended June 30, 2007 were $2,136,984 up $338,765 (19%) from the same period in 2006. The increase in G&A expenses for 2007 is attributable primarily to increases in professional fees of approximately $98,000 and incremental directors’ fees and expenses of approximately $129,000.
Bulk Segment:
Revenues from our bulk segment for the three months ended June 30, 2007 and 2006 were $5,372,907 and $4,315,928, respectively. Revenues from the bulk segment grew from 2006 to 2007 due to incremental sales made by our Blue Hills plant.
Gross profit dollars for our bulk segment revenues decreased to $820,360 for the three months ended June 30, 2007 from $1,209,018 for the three months ended June 30, 2006. Gross profit as a percentage of bulk revenues dropped to 15% for the quarter ended June 30, 2007 from 28% for the quarter ended June 30, 2006. The deterioration of the bulk segment gross profit in dollars and as a percentage of revenues for the three months ended June 30, 2007, as compared to the same prior year period, reflects a comparative increase in operating costs and the impact of producing non-revenue water. The 2007 bulk segment gross profit, both in dollars and as a percentage of revenues, was also adversely affected by the non-revenue water (“NRW”) component of our agreement with the WSC for the Blue Hills plant. This element of the agreement requires us to reduce the amount of water lost by the public water distribution system on New Providence Island over a one year period by 438 million U.S. gallons. Until such time as we can demonstrate to the WSC that we have achieved this reduction, we are required to provide 1.2 million U.S. gallons of water per day to the WSC from the Blue Hills plant at no cost to the WSC. The variable costs associated with providing this free water to WSC are significant to overall plant operating costs and greatly reduced the overall gross margin on total water sales from the Blue Hills plant during the second quarter of 2007. We estimate the variable costs incurred to provide this non-revenue water to WSC were approximately $223,000 for the three months ended June 30, 2007. We are diligently pursuing completion of the NRW project in order to reduce operating costs and improve the profitability of the Blue Hills operation. We believe we will complete the NRW project by September 30, 2007. However the gross profit of our bulk segment in future periods may be adversely affected by the results for our Blue Hills plant until such time as we complete the NRW project. Additionally, during the three months ended June 30, 2006 the gross profit for our Bahamas operations benefited significantly from the Windsor Plant Expansion project, whereby we expanded the capacity of our Windsor plant and increased its revenues through the use of six containerized production units. These units were operated with existing staff and minimal additional other costs. As a result, the revenues generated from the production of these units during the 2006 quarter were at significantly higher gross profits as a percentage of revenues than the revenues for the 2007 quarter. Four of these containerized production units were transferred from the Bahamas to our Grand Cayman retail operations in the third quarter of 2006.
Bulk segment G&A expenses remained relatively consistent for the three months ended June 30, 2007 and 2006 at $241,725 and $250,669, respectively.

Services Segment:
Revenues from services provided were $1,312,157 for the three months ended June 30, 2007 as compared to $447,221 for the same period in 2006. Services revenues increased from 2006 to 2007 due to approximately $1.1 million in revenues recognized for the construction of the Tynes Bay plant in Bermuda and the expansion of the North Sound plant on behalf of the Water Authority-Cayman.
The increase in gross profit of the services segment to $371,235 for the three months ended June 30, 2007 from the gross profit reported for this segment for the same period in 2006 of $289,297 results from the gross profit recognized on the Tynes Bay and North Sound projects.
G&A expenses for the services segment from the three months ended June 30, 2007 and 2006 were $33,367 and $27,019, respectively.
Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006
Consolidated Results
Net income for the six months ended June 30, 2007 was $6,209,011 ($0.43 per share on a fully-diluted basis) as compared to $5,600,039 ($0.44 per share on a fully-diluted basis) for the six months ended June 30, 2006.
Total revenues for the six months ended June 30, 2007 increased to $24,698,992 from $18,870,539 for the six months ended June 30, 2006 primarily due to an increase in bulk water revenues and revenues from plant construction contracts. Gross profit for the six months ended June 30, 2007 was $9,787,649, or 40% of total revenues, as compared to $9,182,834, or 49%, for the comparable 2006 quarter. For further discussion of revenues and gross profit for the six months ended June 30, 2007 see the “Results by Segment” analysis that follows.
General and administrative (“G&A”) expenses were $4,751,259 and $4,207,032 on a consolidated basis for the six months ended June 30, 2007 and 2006, respectively. Payroll expenses for the six months ended June 30, 2007 exceeded those for the comparable 2006 period by approximately $259,000 due to incremental hires, primarily for our Aquilex office. Directors fees and expenses, professional fees and insurance for 2007 exceeded those for 2006 by approximately $125,000, $133,000, and $105,000 respectively. Partially offsetting these increases were reductions in various other expense categories from 2006 to 2007 aggregating approximately $131,000.
Interest income for the six months ended June 30, 2007 increased by approximately $832,000 from the comparable 2006 period. This increase reflects the investment of available cash balances (the majority of which arose from the stock offering we closed in December 2006) during the current period in interest bearing, cash equivalent deposits. These deposits generated more than $928,000 in interest income. Interest expense for the six months ended June 30, 2007 was $947,995 as compared to $519,667 for the same period in 2006. The lower interest expense for 2006 resulted from the capitalization of interest costs during that period to the construction costs of our Blue Hills plant.
Results by Segment
Retail Segment:
Revenues generated by our retail water operations were $10,383,525 and $9,917,977 for the six months ended June 30, 2007 and 2006, respectively. By volume of gallons sold, our retail sales increased by approximately 4% in 2007 when compared to 2006.
During the six months ended June 30, 2007 the retail segment generated $6,633,591 in gross profit (64% of revenues), as compared to $6,432,676 (65% of revenues) for the same period in 2006. The gross profit for 2007 as compared to the 2006 quarter was negatively affected by relative increases in insurance and depreciation expenses.

Consistent with prior periods, we record all non-direct G&A expenses in our retail business segment and do not allocate any of these non-direct costs to our other two business segments. Retail G&A expenses for the six months ended June 30, 2007 were $4,096,579, up approximately $514,000 from the same period in 2006. The increase in G&A expenses for 2007 is attributable to an increase in personnel costs of $243,000 attributable to incremental hires (primarily for our Aquilex office), insurance expenses that exceeded the prior year period by $101,000, and incremental directors’ fees and expenses of $148,000.
Bulk Segment:
Revenues from our bulk segment for the six months ended June 30, 2007 and 2006 were $10,600,429 and $8,064,783, respectively. Revenues from the bulk segment grew from 2006 to 2007 due to additional sales in 2007 from our Blue Hills plant which was under construction for most of the six months ended June 30, 2006.
Gross profit dollars for our bulk segment were $2,158,920 and $2,124,027 for the six months ended June 30, 2007 and 2006, respectively. Gross profit as a percentage of bulk revenues dropped to 20% for the six months ended June 30, 2007 from 26% for the six months ended June 30, 2006. The deterioration of the bulk segment gross profit in dollars and as a percentage of revenues for the six months ended June 30, 2007, as compared to the same prior year period, reflects a comparative increase in operating costs and the impact of producing non-revenue water. The 2007 bulk segment gross profit, both in dollars and as a percentage of revenues, was also adversely affected by the non-revenue water (“NRW”) component of our agreement with the WSC for the Blue Hills plant. This element of the agreement requires us to reduce the amount of water lost by the public water distribution system on New Providence Island over a one year period by 438 million U.S. gallons. Until such time as we can demonstrate to the WSC that we have achieved this reduction, we are required to provide 1.2 million U.S. gallons of water per day to the WSC from the Blue Hills plant at no cost to the WSC. The variable costs associated with providing this free water to WSC are significant to overall plant operating costs and greatly reduced the overall gross margin on total water sales from the Blue Hills plant during the second quarter of 2007. We estimate the variable costs incurred to provide this non-revenue water to WSC were approximately $427,000 for the six months ended June 30, 2007. We are diligently pursuing completion of the NRW project in order to reduce operating costs and improve the profitability of the Blue Hills operation. We believe we will complete the NRW project by September 30, 2007. However, the gross profit of our bulk segment in future periods may be adversely affected by the results for our Blue Hills plant until such time as we complete the NRW project. Additionally, during the six months ended June 30, 2006, the gross profit for our Bahamas operations benefited significantly from the Windsor Plant Expansion project, whereby we expanded the capacity of our Windsor plant and increased its revenues through the use of six containerized production units. These units were operated with existing staff and minimal additional other costs. As a result, the revenues generated from the production of these units during the 2006 period were at significantly higher gross profits as a percentage of revenues than the revenues for the 2007 quarter. Four of these containerized production units were transferred from the Bahamas to our Grand Cayman retail operations in the third quarter of 2006.
Bulk segment G&A expenses for the six months ended June 30, 2007 and 2006 remained relatively consistent at $583,491 and $580,679 respectively
Services Segment:
Revenues from services provided were $3,715,038 for the six months ended June 30, 2007 as compared to $887,779 for the same period in 2006. Services revenues increased from 2006 to 2007 due to approximately $3.2 million in revenues recognized for the construction of the Tynes Bay plant in Bermuda and the expansion of the North Sound plant on behalf of the Water Authority-Cayman.
The increase in gross profit of the services segment to $995,138 for the six months ended June 30, 2007 from the gross profit reported for this segment for the same period in 2006 of $626,131 results from the gross profit recognized on the Tynes Bay and North Sound projects.
G&A expenses for the services segment from the six months ended June 30, 2007 and 2006 were $71,189 and $44,214, respectively.

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
Our ability to access the debt and equity capital markets is impacted by our current and anticipated financial results, financial condition; existing level of borrowings; the terms of our debt agreements (including our compliance therewith), and conditions in the debt and equity markets.
Our primary uses of cash are construction costs and capital expenditures, including plant expansion and new plant construction. Other significant uses include payment of dividends, repayment of debt and pursuit of new business opportunities.
Cash Flows for the Six Months Ended June 30, 2007
Our cash and cash equivalents increased from $37,310,699 as of December 31, 2006 to $39,555,924 as of June 30, 2007.
Cash Flows from Operating Activities
Operating activities provided net cash for the six months ended June 30, 2007 of $4,545,763. This cash provided reflects net income generated for the six months ended of approximately $6.2 million, as adjusted for various items which impact net income but do not impact cash during the period, such as depreciation and amortization, stock compensation, income recognized but not received from OC-BVI, and other items. Our cash flows from operating activities during the six months ended June 30, 2007 were decreased by an increase in our inventories of $711,500 and a reduction in our accounts payable and accrued expenses of $2,136,676 since December 31, 2006.
Cash Flows used in Investing Activities
Our investing activities used $3,211,876 in net cash during the six months ended June 30, 2007. Approximately $3.8 million was used to fund the expansion of our Governors Harbor plant in Grand Cayman and other capital projects. We received a distribution from OC-BVI of $189,375 and collected $419,595 on our loans receivable.
Cash Flows from Financing Activities
We obtained $911,338 in net cash from our financing activities during the six months ended June 30, 2007. The exercise of stock options by some of our employees provided approximately $3.4 million. We made $688,369 in scheduled payments on our bonds payable and paid dividends of $1,779,429 during the six months ended June 30, 2007.
Financial Position
Our total assets increased from approximately $139.0 million as of December 31, 2006 to $144.4 million as of June 30, 2007.
Our inventory growth from approximately $2.8 million as of December 31, 2006 to approximately $3.5 million as of June 30, 2007 represents purchases for our Blue Hills plant and to support our overall increase in revenues.
Loans receivable as of June 30, 2007 increased by $1,318,405 from December 31, 2006 due to loans provided to fund our expansion of the Lower Valley plant on behalf of the Water Authority-Cayman.
Borrowings Outstanding
As of June 30, 2007, our borrowings outstanding (net of deferred costs and discounts) totaled $24,041,098 and consisted entirely of two series of bonds payable.

5.95% Secured Bonds
In August 2006, we issued $15,771,997 principal amount secured fixed rate bonds in a private offering and received net proceeds (excluding issuance costs and after the offering discount) of $14,445,720. These bonds bear interest at a rate of 5.95%, are repayable in quarterly principal and interest installments of $526,010 and mature in 2016. We have the right to redeem the bonds in full at any time after August 4, 2009 at a premium of 1.5% of the outstanding principal and accrued interest on the bonds on the date of redemption. As of June 30, 2007, $14,884,724 in principal amount ($14,041,098 net of deferred costs and discount of $843,626) was outstanding on these secured bonds.
Our obligations under the bonds are secured by fixed and floating charges (i) on all of our assets, including an equitable charge of all of the shares of our subsidiary, Cayman Water, and (ii) on all of Cayman Water’s assets including its real estate. Cayman Water has also guaranteed our payment obligations under the bonds.
The trust deed for these bonds restricts our ability to enter into new borrowing agreements or any new guarantees without prior approval of the trustee and limits our capital expenditures, with the exception of capital expenditures to be incurred on certain defined projects, to $2,000,000 annually without prior approval by the trustee. The trust deed also contains financial covenants that require us to maintain a debt service coverage ratio of not less than 1.25 to 1, a ratio of long term debt to EBITDA (i.e. earnings before interest, taxes, depreciation and amortization for the 12 months preceding the ratio calculation date) not greater than 2.5 to 1 and a ratio of long term debt to equity equal to or less than 1.5 to 1. As of June 30, 2007, we were in compliance with the covenants under the trust deed.
Consolidated Water (Bahamas) Limited (“CW-Bahamas”) Series A Bonds
To finance a portion of costs of constructing our Blue Hills plant, in July 2005, CW-Bahamas sold $10,000,000 Series A bonds to Bahamian citizens and permanent resident investors in The Bahamas. These bonds mature on June 30, 2015 and accrue interest at the annual fixed rate of 7.5%. Interest is payable quarterly. CW-Bahamas has the option to redeem the bonds in whole or in part without penalty commencing after June 30, 2008. We have guaranteed CW-Bahamas repayment obligations upon an “event of default” as defined in the guarantee agreement. If we pay any amounts pursuant to the guarantee, we will be subrogated to all rights of the bondholders in respect of any such payments. The guarantee is a general unsecured obligation junior to our other secured obligations. As of June 30, 2007, $10,000,000 of the Series A bonds was outstanding.
CW-Bahamas Credit Facility
CW-Bahamas has a $5.6 million credit facility with Royal Bank of Canada, which consists of (i) a BAH$500,000 revolving working capital loan (the “Working Capital Revolver”); (ii) term loans of US$38,062 (“Term Loan A”) and BAH$127,276 (“Term Loan B,” together with Term Loan A, the “Term Loans”) and (iii) bank guarantees (the “Guarantees”) totaling BAH$4.98 million. The obligations under the credit facility are secured by the assets CW-Bahamas. Borrowings under the Working Capital Revolver accrue interest at the Nassau Prime rate plus 1.50% per annum; borrowings under Term Loan A and Term Loan B accrue interest at the 90 day LIBOR rate plus 1.75% per annum and the Nassau Prime rate plus 1.50% per annum, respectively; and fees for the Guarantees equal 1.0% of the guarantee amounts, subject to annual renegotiation. As of June 30, 2007, no borrowings under the credit facility were outstanding under the Term Loan A, Term Loan B or Working Capital Revolver. Approximately BAH$4.88 million in Guarantees were outstanding under the facility as of June 30, 2007.
The credit facility contains certain covenants applicable to CW-Bahamas, including restrictions on additional debt, guarantees and sale of assets. The credit facility limits the payment of dividends by CW-Bahamas to available cash flow (as defined in the governing loan agreement). The credit facility also contains a financial covenant requiring CW-Bahamas to maintain a ratio of total liabilities to tangible net worth (each as defined in the loan agreement) of not greater than 2 to 1. CW-Bahamas was not in compliance with this financial covenant as of June 30, 2007.
All obligations under the credit facility are repayable on demand by the lender. Until demand is made, CW-Bahamas is required to repay any borrowings under the Term Loans in quarterly payments based on a ten year amortization schedule. The Guarantees expire annually or upon certain events as set forth in the loan agreement.
Material Commitments, Expenditures and Contingencies
OC-BVI Contract Dispute
In October 2006, we were notified by our affiliate OC-BVI, that the Ministry of Communications and Works of the Government of the British Virgin Islands (the “Ministry”) had asserted a purported right of ownership of OC-BVI’s desalination plant in Baughers Bay, Tortola pursuant to the terms of the Water Supply Agreement dated May 1990 (the “1990 Agreement”) and had invited OC-BVI to submit a proposal for its continued involvement in the production of water at the Baughers Bay plant in light of the Ministry’s planned assumption of ownership.
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
The Ministry is OC-BVI’s sole customer and all of OC-BVI’s revenue is generated from its operations at the Baughers Bay plant. As of June 30, 2007, the net book value of the Baughers Bay plant as reflected on OC-BVI’s balance sheet was approximately $2.6 million. For the year ended December 31, 2006 and the six months ended June 30, 2007, we recognized approximately $1.4 million and $887,000, respectively, in income from our equity investment in the earnings of OC-BVI. For those same periods, we recognized approximately $1.5 million and $372,000, respectively, in revenue from our management services agreement with OC-BVI. We also recognized approximately $508,000 and $329,000 in other income for the year ended December 31, 2006 and the six months ended June 30, 2007, respectively, from a profit-sharing agreement we have with OC-BVI. As of June 30, 2007, our loans to, and equity investment in, OC-BVI equaled approximately $16.4 million and the recorded value of the OC-BVI management services agreement, which is reflected as an intangible asset on our balance sheet, was approximately $856,000.
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
OC-BVI has submitted a proposal to the Ministry to continue to supply water from the Baughers Bay plant. The Ministry has continued discussions with OC-BVI regarding a new contract but has not formally responded to OC-BVI’s proposal. As of June 30, 2007, OC-BVI’s accounts receivable from the Ministry totaled approximately $4.3 million. These accounts receivable represent amounts billed at the contract prices in effect before the Ministry asserted its purported right of ownership of the plant. In 2007, the Ministry communicated that until such time as a new agreement is reached on the ownership of the plant and the price for the water produced by the that the Ministry purports constitutes OC-BVI’s costs of producing the water. At their proposed interim price the Ministry would pay only approximately 40% of the amounts billed by OC-BVI pending a new agreement. OC-BVI has responded to the Ministry that the amount the Ministry proposes to pay is significantly less than OC-BVI’s production costs. Payments made by the Ministry to OC-BVI during the three months ended June 30, 2007 were sporadic and at amounts significantly less than amounts billed. OC-BVI’s on-going operations are dependent upon the collection of its accounts receivable. Should significant accounts receivable continue to remain outstanding OC-BVI may be required to take actions, such as temporarily ceasing to supply water to the Ministry or initiating legal collection proceedings, that could further complicate the negotiations for a new contract. OC-BVI believes, based upon discussions with its legal counsel, that it retains a substantial ownership interest in the Baughers Bay plant and that it is entitled to full payment of amounts billed to the Ministry.
We are not able to presently determine what impact, if any, the resolution of this matter will have on our results of operations or financial condition.
Tynes Bay, Bermuda Project
In January 2007 our recently formed affiliate, Consolidated Water (Bermuda) Ltd. (“CW-Bermuda”) signed a contract with the Government of Bermuda to design, build and operate a desalination plant at Tynes Bay on the northern coast of Bermuda. The project includes the desalination plant which will have a production capacity of 600,000 U.S. gallons per day, a standby electrical power plant and 1.27 miles of main water delivery pipelines. The plant design provides for a future increase in production capacity to 1.2 million U.S. gallons per day. Under the terms of the contract, CW-Bermuda is required to complete construction and commission the plant and pipeline by February 2008 and will operate the plant for at least 12 months after commissioning. We have agreed to loan CW-Bermuda up to $7.5 million under a revolving facility to complete construction of the plant and have entered into an agreement with CW-Bermuda to oversee construction of the plant and to operate the plant once it is completed. The total revenues to be received from the Government of Bermuda under this contract for the construction and sale of the plant and its operation for 12 months are estimated to be approximately $10.5 million. CW-Bermuda has commenced construction of this plant and recognized $739,539 and $1,543,778 in plant construction revenues during the three and six months ended June 30, 2007, respectively.
Sandy Lane Agreement Non-renewal
In October 2006, we were advised by Sandy Lane Properties Ltd., our customer in Barbados, that it would not renew its current operations agreement with DesalCo (Barbados) Ltd. (“DesalCo-Barbados”). DesalCo-Barbados continued to operate the Sandy Lane desalination plant until June 20, 2007 when the current operating agreement expired. We recognized approximately $118,000 and $238,000 in revenues from this agreement for the three and six months ended June 30, 2007, respectively.

Consolidated Water and CW-Bahamas have two contracts, one for our Windsor plant and one for our Blue Hills plant, to supply water to the Water and Sewer Corporation of the Government of The Bahamas (“WSC”). Each contract requires us to guarantee delivery of a minimum quantity of water per week. If we do not meet this minimum, we are required to pay to the WSC the difference between the minimum and actual gallons delivered at a per gallon rate equal to the price per gallon that WSC is currently paying us under the contract. The Blue Hills and Windsor contracts expire in 2026 and 2013, respectively, and require us to deliver 28.0 million imperial gallons and 14.0 million imperial gallons, respectively, of water each week. We are required to provide the WSC with performance and operating guarantees, in the form of bank-issued performance bonds, to secure any payments we may be required to make under the minimum delivery requirements of these contracts. As of June 30, 2007, a $1.91 million performance bond was outstanding for the Windsor plant and we expect to arrange the issuance of a performance bond for approximately $4.0 million for the Blue Hills plant sometime during 2007.
In January 2007, our recently formed affiliate, CW-Bermuda, signed a contract with the Government of Bermuda to design, build and operate a desalination plant at Tynes Bay on the northern coast of Bermuda. The project includes the desalination plant which will have a production capacity of 600,000 U.S. gallons per day, a standby electrical power plant and 1.27 miles of main water delivery pipelines. The plant design provides for a future increase in production capacity to 1.2 million U.S. gallons per day. CW-Bermuda will construct and operate the plant. Under the terms of the contract, CW-Bermuda is required to complete construction and commission the plant and pipeline by February 2008 and will operate the plant for at least 12 months after commissioning. We have agreed to loan CW-Bermuda up to $7.5 million under a revolving facility to complete construction of the project and have entered into a management agreement with CW-Bermuda to oversee construction of the plant and to operate the plant once it is completed. The total revenues to be received under this contract for the desalination plant and management agreement are estimated to be approximately $10.5 million. The balance of our loan receivable from CW-Bermuda (which is eliminated in our consolidated financial statements) as of June 30, 2007 was approximately $1.5 million.
Our affiliate, OC-BVI, has constructed a 700,000 U.S. gallon per day desalination plant in Tortola, British Virgin Islands at a cost of approximately $8.0 million. In May 2005, we entered into a loan agreement with OC-BVI, pursuant to which we agreed to loan OC-BVI up to $3.0 million. Principal on this loan was due and payable on June 1, 2007, however we are in the presently negotiating an extension of the due date on this loan. Interest on the loan accrues at LIBOR plus 3.5% and is payable quarterly. The loan can be repaid at any time without penalty and is subordinated to existing bank indebtedness. The balance outstanding on this loan receivable at June 30, 2007 was $3,000,000. OC-BVI constructed this plant in response to what it believes is an extreme shortage of, and a pressing demand for, potable water on the eastern end of Tortola and anticipated entering into a bulk water supply agreement with the British Virgin Islands government. In June 2007, the British Virgin Islands government notified OC-BVI of its intention to award a contract to OC-BVI to supply the British Virgin Islands with water from the Bar Bay plant. OC-BVI is presently negotiating the terms of this contract with the British Virgin Islands government and anticipates consummating this agreement before the end of the year. However, if such an agreement is ultimately not obtained, or is not obtained on sufficiently favorable terms, OC-BVI may not be able to recover the cost of its investment in this plant, in which case we may be required to record an impairment charge to reduce the carrying value of our loan to OC-BVI and our investment in OC-BVI. Such an impairment charge would reduce our earnings and could have a significant adverse impact on our results of operations and financial condition.
Dividends
On January 31, 2007, we paid a dividend of $0.06 to shareholders of record on December 31, 2006.
On April 30, 2007, we paid a dividend of $0.065 to shareholders of record on March 31, 2007.
On July 31, 2007, we paid a dividend of $0.065 to shareholders of record on June 30, 2007.
We have paid dividends to owners of our common shares and redeemable preference shares since we began declaring dividends in 1985 and these dividends have consistently increased since 1985. In the past, our board of directors had established a policy, but not a binding obligation, that we would seek to maintain a dividend payout ratio in the range of 50% to 60% of net income, based on trailing earnings. As a result of the increasing capital requirements to support our growth and other considerations, our board has recently modified our dividend policy, and we will no longer seek to maintain a dividend payout based upon a percentage range of trailing earnings. Payment of any future cash dividends will depend upon our earnings, financial condition, cash flows, capital requirements and other factors our board deems deem relevant in determining the amount and timing of such dividends.
Dividend Reinvestment and Common Stock Purchase Plan
This program is available to our shareholders, who may reinvest all or a portion of their common cash dividends into shares of common stock at prevailing market prices. It also accepts optional cash payments to purchase additional shares at prevailing market prices.
Impact of Inflation
Under the terms of our Cayman Islands license and our water sales agreements in Belize, Bahamas and the British Virgin Islands, our water rates are automatically adjusted for inflation on an annual basis, subject to temporary exceptions. We, therefore, believe that the impact of inflation on our net income, measured in consistent dollars, will not be material.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Credit Risk
We are not exposed to significant credit risk on retail customer accounts in the Cayman Islands and Bimini, Bahamas, as our policy is to cease supply of water to customers whose accounts are more than 45 days overdue. Our primary exposure to credit risk is from bulk water sales customers in Belize, The Commonwealth of The Bahamas, The British Virgin Islands, Barbados and the Cayman Islands. In addition, the entire balance of our loan receivable is due from the Water Authority-Cayman. Also, we have loaned $3.0 million to OC-BVI which was originally due to be repaid on June 1, 2007. We are presently negotiating to extend the maturity date of this loan.
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
Since the expiration of the initial term of their bulk water supply agreement in May 1999, OC-BVI has supplied water to the British Virgin Islands Water and Sewerage Department under what it considers to be a month-to-month supply arrangement. Under this arrangement, the British Virgin Islands government could cease purchasing water from OC-BVI at any time. OC-BVI has made attempts in the past to negotiate a new water supply agreement. OC-BVI has submitted a proposal to the Ministry of Communications and Works of the BVI Government (the “Ministry”) to continue to supply water from the Baughers Bay plant. The Ministry has continued discussions with OC-BVI regarding a new contract but has not formally responded to OC-BVI’s proposal. As of June 30, 2007 OC-BVI’s accounts receivable from the Ministry, relating primarily to water sales for the six months ended June 30, 2007, totaled approximately $4.3 million. These accounts receivable represent amounts billed at the contract prices in effect before the Ministry asserted its purported right of ownership of the plant. In 2007, the Ministry communicated that until such time as a new agreement is reached on the ownership of the plant and the price for the water produced by the plant, the Ministry will only pay that amount of these accounts receivables and any future billings that the Ministry purports constitutes OC-BVI’s costs of producing the water. At their proposed interim price the Ministry would pay only approximately 40% of the amounts billed by OC-BVI pending a new agreement. OC-BVI has responded to the Ministry that the amount the Ministry proposes to pay is significantly less than OC-BVI’s production costs. OC-BVI’s on-going operations are dependent upon the collection of its accounts receivable. Should significant accounts receivable continue to remain outstanding OC-BVI may be required to take actions, such as temporarily ceasing to supply water to the Ministry or initiating legal collection proceedings, that could further complicate the negotiations for a new contract.
This agreement may not be renewed and a new agreement may not be reached. If a new agreement is obtained, it may be on terms less favorable to OC-BVI than the current arrangement. For the year ended December 31, 2006 and the six months ended June 30, 2007 we recognized approximately $1.4 million and $887,000, respectively, in income from our equity investment in the earnings of OC-BVI. For these same periods, we recognized approximately $1.5 million and $372,000, respectively, in revenue from our agreement to provide management services to OC-BVI. We also recognized approximately $508,000 and $329,000 in other income for the year ended December 31, 2006 and the six months ended June 30, 2007, respectively, from a profit-sharing agreement we have with OC-BVI. As of June 30, 2007, our loans to, and equity investment in, OC-BVI equaled approximately $16.4 million and the recorded value of our management services agreement, which is reflected on our balance sheet as an intangible asset, was approximately $856,000. In the event that the British Virgin Islands government ceased purchasing water from OC-BVI, or entered into a new contract with OC-BVI on less favorable terms than the existing supply arrangement, the values of our investment in OC-BVI, loan to OC-BVI and OC-BVI intangible asset would decline, and we could be required to record impairment charges to reduce the carrying values of these assets. Such impairment charges would reduce our earnings and could have a significant adverse impact on our results of operations and financial condition.
The British Virgin Islands government has asserted a purported right of ownership of OC-BVI’s Baughers Bay plant. If this right is found to be enforceable and is exercised by the government, OC-BVI will lose ownership of the Baughers Bay plant.
In October 2006, the British Virgin Islands government notified OC-BVI that it was asserting a purported right of ownership of OC-BVI’s desalination plant in Baughers Bay, Tortola pursuant to the terms of a water supply agreement dated May 1990 (or the “1990 Agreement”) and invited OC-BVI to submit a proposal for its continued involvement in the production of water at the Baughers Bay plant. OC-BVI has submitted such proposal and is awaiting the BVI government’s response. While OC-BVI believes that the government’s claim can be resolved to the satisfaction of both parties through the negotiation of a new agreement, we cannot assure you that the government shares this belief or that such a result will occur. For the year ended December 31, 2006 and the six months ended June 30, 2007 we recognized approximately $1.4 million and $887,000, respectively in income from our equity investment in the earnings of OC-BVI and approximately $1.5 million and $372,000 in revenue, respectively, from our agreement to provide management services to OC-BVI. We also recognized approximately $508,000 and $329,000 in other income for the year ended December 31, 2006 and the six months ended June 30, 2007, respectively, from a profit-sharing agreement we have with OC-BVI. As of June 30, 2007, our loan to, and equity investment in, OC-BVI totaled approximately $16.4 million and the recorded value of our management services agreement, which is reflected on our balance sheet as an intangible asset, was approximately $856,000. If the government’s right of ownership under the 1990 Agreement is found to be enforceable, OC-BVI could lose its water supply agreement with the BVI government or may be forced to accept a water supply arrangement with the government on less favorable terms, and if the government exercises its purported right, OC-BVI could lose ownership of the Baughers Bay plant. In either case, the value of our OC-BVI-related assets would decline, and we could be required to record impairment charges to reduce the carrying values of these assets. Such impairment charges would reduce our earnings and could have a significant adverse impact on our results of operations and financial condition.
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
OC-BVI has constructed a new desalination plant located on Bar Bay, Tortola, in the British Virgin Islands. The total cost for this plant is approximately $8.0 million. We have provided $3.0 million in loans for the construction of this plant as of June 30, 2007. OC-BVI has constructed this plant in response to what it believes is an extreme shortage of, and a pressing demand for, potable water on the eastern end of Tortola and anticipated entering into a bulk water supply agreement with the British Virgin Islands government. In June 2007 the British Virgin Islands government notified OC-BVI of its intention to award a contract to OC-BVI to supply the British Virgin Islands with water from the Bar Bay plant. OC-BVI is presently negotiating the terms of this contract with the British Virgin Islands government and anticipates consummating this agreement before the end of the year. However, if such agreement is not ultimately obtained, or is not obtained on sufficiently favorable terms, OC-BVI may not be able to recover the cost of its investment in this plant, in which case we may be required to record an impairment charge to reduce the carrying value of our loan to OC-BVI and our investment in OC-BVI. Such an impairment charge would reduce our earnings and could have a significant adverse impact on our results of operations and financial condition.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During the quarter ended June 30, 2007, we issued 24,466 common shares, pursuant to the exercise of stock options. The aggregate exercise price of the options was $237,169. The issuance of the shares was exempt from registration under Regulation S promulgated under the Securities Act of 1933 because the shares were offered and sold outside of the United States to non-U.S. persons (as defined in Regulation S). Proceeds of the transaction were used for general corporate purposes.
During the quarter ended June 30, 2007, we also issued 90,194 common shares to one of our executive officers, pursuant to the exercise of stock options. The aggregate exercise price of the options was $904,194. The issuance of the shares was exempt from registration under Section 4(2) of the Securities Act of 1933 because the executive officers have knowledge of all material information relating to us. Proceeds of the transaction were used for general corporate purposes.
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

Dated: August 9, 2007