Form 10-Q
period 2007-09-30
CONSOLIDATED WATER CO LTD
filed 2007-11-09
CIK 928340

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transaction period from __________________________ to __________________________
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
Yes ☐ No ☑
As of November 2, 2007, 14,507,106 shares of the registrant’s common stock, with US$0.60 par value, were outstanding.

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

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED WATER CO. LTD.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30,	December 31,
	2007	2006
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$40,845,925	$37,310,699
Accounts receivable, net	5,412,523	6,231,718
Inventory	3,433,778	2,794,892
Prepaid expenses and other current assets	1,368,471	1,099,619
Current portion of loans receivable	950,116	735,632

Total current assets	52,010,813	48,172,560

Property, plant and equipment and construction in progress, net	64,132,074	63,568,369
Loans receivable	2,564,303	1,697,648
Investment in and loan to affiliate	16,939,080	15,457,880
Other assets	10,288,628	10,064,886

Total assets	$145,934,898	$138,961,343

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and other current liabilities	$4,292,131	$6,468,290
Current portion of long term debt	1,121,526	1,154,067

Total current liabilities	5,413,657	7,622,357
Long term debt	22,651,794	23,500,593
Other liabilities	462,435	497,985
Minority interest in subsidiary	1,412,050	1,495,753

Total liabilities	29,939,936	33,116,688

Stockholders’ equity
Controlling interests:
Redeemable preferred stock, $0.60 par value. Authorized 200,000 shares; issued and outstanding 21,617 and 24,971 shares, respectively	12,971	14,983
Class A common stock, $0.60 par value. Authorized 19,680,000 shares; issued and outstanding 14,501,854 and 14,132,860 shares, respectively	8,701,113	8,479,716
Class B common stock, $0.60 par value. Authorized 120,000 shares; none issued or outstanding	—	—
Additional paid-in capital	79,708,435	76,071,710
Retained earnings	27,179,985	21,278,246

	115,602,504	105,844,655
Non-controlling interests	392,458	—

Total stockholders’ equity	115,994,962	105,844,655

Total liabilities and stockholders’ equity	$145,934,898	$138,961,343

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED WATER CO. LTD.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Retail water revenues	$4,668,974	$4,135,562	$15,052,499	$14,053,539
Bulk water revenues	5,416,329	5,128,396	16,016,757	13,193,179
Services revenues	1,834,160	746,407	5,549,198	1,634,187

Total revenues	11,919,463	10,010,365	36,618,454	28,880,905

Cost of retail revenues	1,785,123	1,448,270	5,535,055	5,024,372
Cost of bulk revenues	4,590,947	4,346,148	13,032,456	10,196,103
Cost of services revenues	1,223,118	407,125	3,943,017	668,773

Total cost of revenues	7,599,188	6,201,543	22,510,528	15,889,248

Gross profit	4,320,275	3,808,822	14,107,926	12,991,657
General and administrative expenses	2,467,534	2,302,790	7,218,788	6,584,915

Income from operations	1,852,741	1,506,032	6,889,138	6,406,742

Other income (expense):
Interest income	481,652	46,908	1,409,861	143,472
Interest expense	(456,605)	(732,832)	(1,404,600)	(1,177,407)
Other income	351,945	143,522	771,461	474,351
Equity in earnings of affiliate	474,407	303,878	1,361,077	1,035,431

Other income (expense), net	851,399	(238,524)	2,137,799	475,847

Income before non-controlling and minority interests	2,704,140	1,267,508	9,026,937	6,882,589
Income attributable to non-controlling and minority interests	194,976	20,468	308,755	35,510

Net income	$2,509,164	$1,247,040	$8,718,182	$6,847,079

Basic earnings per common share	$0.17	$0.10	$0.61	$0.55

Diluted earnings per common share	$0.17	$0.10	$0.60	$0.54

Dividends declared per common share	$0.065	$0.06	$0.195	$0.18

Weighted average number of common shares used in the determination of:
Basic earnings per share	14,495,546	12,394,582	14,370,522	12,387,980

Diluted earnings per share	14,530,119	12,656,717	14,478,249	12,702,452

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED WATER CO. LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2007	2006
Net cash flows provided by operating activities	$8,299,257	$6,270,345

Cash flows provided by (used in) investing activities
Purchase of property, plant and equipment and construction in progress	(5,513,530)	(22,686,778)
Distribution of income from affiliate	189,375	757,320
Proceeds from sale of minority interest in subsidiary	—	672,136
Loan to affiliate	—	(800,000)
Collections of loans receivable	781,861	587,555

Net cash used in investing activities	(4,542,294)	(21,469,767)

Cash flows provided by (used in) financing activities
Dividends paid	(2,774,330)	(2,261,482)
Net proceeds from issuance of 5.95% bonds	—	14,790,180
Proceeds from issuance of preferred stock	10,519	18,191
Proceeds from exercises of stock options	3,535,042	1,195,707
Borrowings under line of credit	—	5,659,608
Line of credit repayment	—	(5,659,608)
Principal repayments of long term debt	(992,968)	(3,185,203)

Net cash (used in) provided by financing activities	(221,737)	10,557,393

Net increase (decrease) in cash and cash equivalents	3,535,226	(4,642,029)

Cash and cash equivalents at beginning of period	37,310,699	11,955,589

Cash and cash equivalents at end of period	$40,845,925	$7,313,560

Interest paid in cash	$1,439,245	$1,110,420
Interest received in cash	$1,427,375	$80,051

Non-cash investing and financing activities
Note received for plant facility sold	$1,738,000	$897,000
Issuance of 5,714 and 2,135, respectively, common shares for services rendered	144,927	43,326
Issuance of 2,600 and 3,587, respectively, preferred shares for services rendered	47,856	108,397
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
The accompanying consolidated balance sheet as of September 30, 2007, consolidated statements of income for the three months and nine months ended September 30, 2007 and 2006, and consolidated statements of cash flows for the nine months ended September 30, 2007 and 2006 are unaudited. These consolidated financial statements reflect all adjustments (which are of a normal recurring nature) that, in the opinion of management, are necessary to present fairly the Company’s financial position, results of operations and cash flows as of and for the periods presented. The results of operations for these interim periods are not necessarily indicative of the operating results for future periods, including the fiscal year ending December 31, 2007.
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
2. Accounting policies
Plant construction revenue and cost of plant construction revenue: The Company recognizes revenue and related costs as work progresses on fixed price contracts for the construction of desalination plants to be sold to third parties using the percentage-of-completion method, which relies on contract revenue and estimates of total expected costs. The Company follows this method since it can make reasonably dependable estimates of the revenue and costs applicable to various stages of a contract. Under the percentage-of-completion method, the Company records revenue and recognizes profit or loss as work on the contract progresses. The Company estimates total project costs and profit to be earned on each long term, fixed price contract prior to commencement of work on the contract and updates these estimates as work on the contract progresses. The cumulative amount of revenue recorded on a contract at a specified point in time is that percentage of total estimated revenue that incurred costs to date comprises of estimated total contract costs. If, as work progresses, the actual contract costs exceed estimates, the profit recognized on revenue from that contract decreases. The Company recognizes the full amount of any estimated loss on a contract at the time the estimates indicate such a loss. Any costs and estimated earnings in excess of billings are classified as current assets. Accounts receivable, net, includes approximately $298,000 and $nil in estimated earnings in excess of billings related to the construction of the Tynes Bay plant in Bermuda as of September 30, 2007 and December 31, 2006, respectively. Billings in excess of costs and estimated earnings on uncompleted contracts are classified as current liabilities.
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
Stock-based compensation totaled $43,482 and $137,880 for the three months ended September 30, 2007 and 2006, respectively, and $125,011 and $276,724 for the nine months ended September 30, 2007 and 2006 respectively, and is included in general and administrative expenses in the condensed consolidated statements of income.
The Company issued 1,865 preference share options and 1,725 ordinary share options during the nine months ended September 30, 2007. The significant weighted average assumptions for the nine months ended September 30, 2007 were as follows: Risk free interest rate of 4.82%; Expected option life of 2.0 years; Expected volatility of 37.44%; Expected dividend yield of 0.91%.
A summary of stock option activity under the Company’s SFAS No. 123(R) share-based compensation plans for the nine months ended September 30, 2007 is presented in the following table:

			Weighted Average
			Remaining
		Weighted Average	Contractual Life	Aggregate Intrinsic
	Options	Exercise Price	(Years)	Value (1)
Outstanding at beginning of year	374,759	$10.26
Granted	3,590	24.41
Exercised	(357,749)	9.91
Forfeited	(1,130)	19.77

Outstanding at September 30, 2007	19,470	$18.89	1.94 years	$216,618

Exercisable at September 30, 2007	0	$—	— years	$—

(1)	The intrinsic value of a stock option represents the amount by which the fair value of the underlying stock, measured by reference to the closing price of the ordinary shares of $30.02 in the NASDAQ Global Select Market on September 28, 2007, exceeds the exercise price of the option.
As of September 30, 2007, 19,470 non-vested options were outstanding with a weighted average exercise price of $18.89 and an average remaining contractual life of 1.94 years. The total remaining unrecognized compensation costs related to unvested stock-based arrangements was $59,655 at September 30, 2007 and is expected to be recognized over a weighted average period of 1.94 years.
As of September 30, 2007, the unrecognized compensation costs relating to convertible preference shares outstanding was $135,715, and is expected to be recognized over a weighted average period of 1.12 years.

4. Segment information
Under SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information”, management considers (i) the operations to supply water to retail customers, (ii) the operations to supply water to bulk customers, and (iii) the provision of engineering, management and construction services as separate business segments.

	For the Three Months Ended September 30, 2007
	Retail	Bulk	Services	Total
Revenues	$4,668,974	$5,416,329	$1,834,160	$11,919,463
Cost of revenues	1,785,123	4,590,947	1,223,118	7,599,188

Gross profit	2,883,851	825,382	611,042	4,320,275
General and administrative expenses	2,049,009	336,501	82,024	2,467,534

Income from operations	834,842	488,881	529,018	1,852,741

Other income (expense), net				851,399

Income before non-controlling and minority interests				2,704,140
Income attributable to non-controlling and minority interests				194,976

Net income				$2,509,164

	For the Nine Months Ended September 30, 2007
	Retail	Bulk	Services	Total
Revenues	$15,052,499	$16,016,757	$5,549,198	$36,618,454
Cost of revenues	5,535,055	13,032,456	3,943,017	22,510,528

Gross profit	9,517,444	2,984,301	1,606,181	14,107,926
General and administrative expenses	6,145,586	919,991	153,211	7,218,788

Income from operations	3,371,858	2,064,310	1,452,970	6,889,138

Other income (expense), net				2,137,799

Income before non-controlling and minority interests				9,026,937
Income attributable to non-controlling and minority interests				308,755

Net income				$8,718,182

As of September 30, 2007:
Property plant and equipment, net	$21,858,627	$35,515,586	$2,333,499	$59,707,712
Construction in progress	3,637,027	787,335	—	4,424,362
Total assets	86,831,873	53,394,081	5,708,944	145,934,898

	For the Three Months Ended September 30, 2006
	Retail	Bulk	Services	Total
Revenues	$4,135,562	$5,128,396	$746,407	$10,010,365
Cost of revenues	1,448,270	4,346,148	407,125	6,201,543

Gross profit	2,687,292	782,248	339,282	3,808,822
General and administrative expenses	2,029,674	245,339	27,777	2,302,790

Income from operations	657,618	536,909	311,505	1,506,032

Other income (expense), net				(238,524)

Income before non-controlling and minority interests				1,267,508
Income attributable to non-controlling and minority interests				20,468

Net income				$1,247,040

	For the Nine Months Ended September 30, 2006
	Retail	Bulk	Services	Total
Revenues	$14,053,539	$13,193,179	$1,634,187	$28,880,905
Cost of revenues	5,024,372	10,196,103	668,773	15,889,248

Gross profit	9,029,167	2,997,076	965,414	12,991,657
General and administrative expenses	5,686,907	826,018	71,990	6,584,915

Income from operations	3,342,260	2,171,058	893,424	6,406,742

Other income (expense), net				475,847

Income before non-controlling and minority interests				6,882,589
Income attributable to non-controlling and minority interests				35,510

Net income				$6,847,079

As of September 30, 2006:
Property plant and equipment, net	$20,799,462	$36,429,552	$2,632,759	$59,861,773
Construction in progress	880,318	1,045,073	197,864	2,123,255
Total assets	53,396,323	49,589,822	6,247,361	109,233,506

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
The following summarizes information related to the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2007 and 2006.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net income	$2,509,164	$1,247,040	$8,718,182	$6,847,079
Less:
Dividends declared and earnings attributable to preferred shares	(3,479)	(4,367)	(5,178)	(5,091)

Net income available to holders of common shares in the determination of basic and diluted earnings per share	$2,505,685	$1,242,673	$8,713,004	$6,841,988

Weighted average number of common shares used in the determination of basic earnings per common share	14,495,546	12,394,582	14,370,522	12,387,980
Plus:
Weighted average number of preferred shares outstanding during the period	21,418	25,970	23,083	29,692
Potential dilutive effect of unexercised options	13,155	236,165	84,644	284,780

Weighted average number of common shares used in the determination of diluted earnings per common share	14,530,119	12,656,717	14,478,249	12,702,452

6. Consolidated Water (Bermuda) Limited
In June 2006, the Company formed a Bermuda-based affiliate, Consolidated Water (Bermuda) Limited (“CW-Bermuda”) with two other shareholders. The Company owns 40% of the equity interest and voting rights of CW-Bermuda. In January 2007, CW-Bermuda entered into a contract with the Government of Bermuda for the design, construction and sale of a desalination plant to be located on Tynes Bay along the northern coast of Bermuda. Under the agreement, CW-Bermuda will construct the plant and operate it for 12 months after its commissioning and sale to the Government of Bermuda. CW-Bermuda will receive approximately $10.7 million in revenues under the contract for the construction of the plant and its operation.
The Company has entered into a management services agreement with CW-Bermuda for the design, construction and operation of the Tynes Bay plant, under which it receives fees for direct services, purchasing activities and proprietary technology. The Company will also loan CW-Bermuda up to $7.5 million under a revolving facility to construct the plant.
Because (i) the equity investment in CW-Bermuda is not sufficient to permit it to finance its activities without the loan from the Company; (ii) the other investors in CW-Bermuda have no obligation to absorb any significant amount of its losses should losses arise; and (iii) the Company expects economic benefits from CW-Bermuda that are significantly greater than the Company’s voting rights of 40%, CW-Bermuda constitutes a variable interest entity (“VIE”) as defined by FIN 46(R). The Company is the primary beneficiary of CW-Bermuda and, accordingly, consolidates the results of CW-Bermuda in its financial statements as required under FIN 46(R). The consolidated assets and liabilities of CW-Bermuda amounted to approximately $1,327,000 and $933,000, respectively, as of September 30, 2007. There are no guarantees related to this variable interest, and any creditors of the VIE do not have recourse to the general credit of Consolidated Water Co. Ltd. as a result of including the VIE in the consolidated financial statements. The results of CW-Bermuda are reflected in the Company’s services segment.
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
8. Investment in and loan to affiliate
The Company’s investment in and loan to its affiliate OC-BVI is comprised of the following:

	September 30,	December 31,
	2007	2006
Equity investment	$14,064,080	$12,457,880
Loan receivable — plant construction	2,875,000	3,000,000

	$16,939,080	$15,457,880

Baughers Bay plant:
In October 2006, the Company was notified by its affiliate, OC-BVI, that the Ministry of Communications and Works of the Government of the British Virgin Islands (the “Ministry”) had asserted a purported right of ownership of OC-BVI’s desalination plant in Baughers Bay, Tortola pursuant to the terms of the Water Supply Agreement dated May 1990 (the “1990 Agreement”) and had invited OC-BVI to submit a proposal for its continued involvement in the production of water at the Baughers Bay plant in light of the Ministry’s planned assumption of ownership.
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

The Ministry is OC-BVI’s sole customer and all of OC-BVI’s revenue is generated from its operations at the Baughers Bay plant. As of September 30, 2007, the net book value of the Baughers Bay plant as reflected on OC-BVI’s balance sheet was approximately $2.5 million. For the year ended December 31, 2006 and the nine months ended September 30, 2007, the Company recognized approximately $1.4 million and $1.4 million, respectively, in income from its equity investment in the earnings of OC-BVI. For those same periods, the Company recognized approximately $1.5 million and $538,000, respectively, in revenue from its management services agreement with OC-BVI. The Company also recognized approximately $508,000 and $540,000 in other income for the year ended December 31, 2006 and the nine months ended September 30, 2007, respectively, from a profit-sharing agreement it has with OC-BVI. As of September 30, 2007, the Company’s loans to, and equity investment in, OC-BVI equaled approximately $16.9 million and the recorded value of the OC-BVI management services agreement, which is reflected as an intangible asset on the Company’s balance sheet, was approximately $856,000. As of September 30, 2007, OC-BVI owed the Company approximately $433,000 for unpaid management fees and operating advances for the period May through September 2007.
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
OC-BVI has submitted a proposal to the Ministry to continue to supply water from the Baughers Bay plant. The Ministry has continued discussions with OC-BVI regarding a new contract but has not formally responded to OC-BVI’s proposal. Furthermore, in August 2007 elections were held in the British Virgin Islands and a new Minister of Communications and Works was elected. Negotiations between OC-BVI and the Ministry were temporarily suspended as the transition was made to the new Minister and did not resume until late October 2007.
As of September 30, 2007, OC-BVI’s accounts receivable from the Ministry totaled approximately $5.6 million. These accounts receivable represent amounts billed at the contract prices in effect before the Ministry asserted its purported right of ownership of the plant. Early in 2007 the Ministry unilaterally took the position that until such time as a new agreement is reached on the ownership of the plant and the price for the water produced by the plant, the Ministry would only pay that amount of these accounts receivable and any future billings that the Ministry purports constitutes OC-BVI’s costs of producing the water. At its proposed interim price, the Ministry would pay only approximately 40% of the amounts billed by OC-BVI pending a new agreement. OC-BVI has responded to the Ministry that the amount the Ministry proposes to pay is significantly less than OC-BVI’s production costs. Payments made by the Ministry to OC-BVI since their assumption of this reduced price have been sporadic and as of September 30, 2007 OC-BVI has received payment for less than 27% of the amounts it billed the Ministry for the months January 2007 through September 2007. As a result of the reduced payments made by the Ministry, OC-BVI is presently experiencing liquidity problems. Towards the end of the three months ended September 30, 2007, OC-BVI initiated various measures to reduce its cash outflows including, but not limited to, deferring major equipment repairs and maintenance, personnel layoffs and deferring payments to key third party suppliers. However, these measures constitute only a short-term solution and will in all likelihood eventually have a detrimental effect on plant production and reliability. OC-BVI’s on-going operations are dependent upon the collection of its accounts receivable and should significant accounts receivable continue to remain outstanding, OC-BVI may not have sufficient funds to keep producing water. Ultimately, OC-BVI may be required to initiate legal collection proceedings if the Ministry continues its current accounts receivable payment practices.
The Company is not able to presently determine what impact the resolution of this matter may have on its results of operations or financial condition.
Bar Bay plant:
Our affiliate, OC-BVI, has constructed a 700,000 U.S. gallon per day desalination plant in Tortola, British Virgin Islands at a cost of approximately $8.0 million. In May 2005, the Company entered into a loan agreement with OC-BVI, pursuant to which it agreed to loan OC-BVI up to $3.0 million. The Company amended this agreement with OC-BVI in August 2007. Principal on this loan is payable in quarterly installments of $125,000, with a final balloon payment of $2,000,000 due on August 31, 2009. Interest on the loan accrues at LIBOR plus 3.5% and is payable quarterly. The loan can be repaid at any time without penalty and is secured by OC-BVI’s assets. The balance outstanding on this loan receivable at September 30, 2007 was $2,875,000. OC-BVI constructed this plant in response to what it believes is an extreme shortage of, and a pressing demand for, potable water on the eastern end of Tortola and anticipates entering into a bulk water supply agreement with the British Virgin Islands government. In June 2007, the British Virgin Islands government notified OC-BVI of its intention to award a contract to OC-BVI to supply the British Virgin Islands with water from the Bar Bay plant and, based on this notification, OC-BVI anticipated consummating an agreement for the Bar Bay plant with the BVI government before the end of the year. However, in August 2007 elections were held in the British Virgin Islands and a new Minister of Communications and Works was elected. OC-BVI has commenced discussions with the new Minister regarding the Bar Bay plant and while the BVI government continues to express an interest in the Bar Bay plant, negotiations have not yet commenced with the new Minister regarding an agreement for this plant. If such an agreement is not obtained, or is not obtained on sufficiently favorable terms, OC-BVI may not be able to recover the cost of its investment in this plant, in which case the Company may be required to record an impairment charge to reduce the carrying value of its loan to OC-BVI and its investment in OC-BVI. Such an impairment charge would reduce the Company’s earnings and could have a significant adverse impact on its results of operations and financial condition.
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
10. Commitments
Frank Sound Contract
In July 2007, the Cayman Islands Government awarded Ocean Conversion (Cayman) Limited, a ten-year Design-Build-Sell-Operate contract for a seawater desalination plant on Frank Sound on Grand Cayman Island. The design capacity of the new plant will be 2.38 million U.S. gallons per day with a contract guarantee for the delivery of 2.14 million U.S. gallons per day to the customer, the Water Authority-Cayman. It is anticipated that this project will be completed in late 2008.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Cautionary Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements, including but not limited to, statements regarding our future revenues, future plans, objectives, expectations and events, assumptions and estimates. Forward-looking statements can be identified by use of the words or phrases “will,” “will likely result,” “are expected to,” “will continue,” “estimate,” “project,” “potential,” “believe,” “plan,” “anticipate,” “expect,” “intend,” or similar expressions and variations of such words. Statements that are not historical facts are based on our current expectations, beliefs, assumptions, estimates, forecasts and projections for our business and the industry and markets related to our business.
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
Recent Developments
Frank Sound Contract
In July 2007, the Cayman Islands Government awarded us a ten-year Design-Build-Sell-Operate contract for a seawater desalination plant on Frank Sound on Grand Cayman Island. The design capacity of the new plant will be 2.38 million U.S. gallons per day and we will guarantee under the contract the delivery of 2.14 million U.S. gallons per day to our customer, the Water Authority-Cayman. We anticipate completing this project in late 2008.
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
Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006
Consolidated Results
Net income for the three months ended September 30, 2007 was $2,509,164 ($0.17 per share on a fully-diluted basis) as compared to $1,247,040 ($0.10 per share on a fully-diluted basis) for the three months ended September 30, 2006.
Total revenues for the three months ended September 30, 2007 increased to $11,919,463 from $10,010,365 for the three months ended September 30, 2006 as a result of revenue increases for all three segments of our business. Gross profit for the quarter ended September 30, 2007 was $4,320,275, or 36% of total revenues, as compared to $3,808,822, or 38% of total revenues, for the comparable 2006 quarter. For a further discussion of revenues and gross profit for the quarter ended September 30, 2007 see the “Results by Segment” analysis that follows.
General and administrative (“G&A”) expenses for the three months ended September 30, 2007 and 2006 were $2,467,534 and $2,302,790, respectively. The higher G&A expenses for 2007 are attributable primarily to an increase in accrued management bonuses of approximately $286,000 resulting from increase in net income for 2007 from 2006, as the bonus arrangements with almost all of our management are tied to increases in our net income. Partially offsetting the additional accrued bonus amount and increases in the other G&A expenses categories during the 2007 quarter was a decrease in professional fees for the 2007 audit of our financial statements and our compliance with the Sarbanes-Oxley Act of approximately $200,000.
Interest income for the three months ended September 30, 2007 was $481,652, an increase of approximately $435,000 from the comparable 2006 quarter. This increase reflects the investment of available cash balances (the majority of which arose from the stock offering we closed in December 2006) during the current quarter in interest bearing, cash equivalent deposits. Interest expense for the three months ended September 30, 2007 was $456,605 as compared to $732,832 for the same period in 2006. The lower interest expense for 2007 resulted from an overall decrease in interest-bearing obligations for 2007 as compared to 2006.
Results by Segment
Retail Segment:
Revenues generated by our retail water operations were $4,668,974 and $4,135,562 for the three months ended September 30, 2007 and 2006, respectively. By volume of gallons sold, our retail revenues increased by approximately 7.2% in 2007 when compared to 2006.

During the three months ended September 30, 2007, the retail segment generated $2,883,851 in gross profit (62% of revenues), as compared to $2,687,292 (65% of revenues) for the same period in 2006. Gross profit for 2007 as compared to the 2006 quarter increased in total dollars due to the increase in revenues.
Consistent with prior periods, we record all non-direct G&A expenses in our retail business segment and do not allocate any of these non-direct costs to our other two business segments. Retail G&A expenses for the three months ended September 30, 2007 and 2006 were relatively consistent at $2,049,009 and $2,029,674, respectively. A decrease of approximately $231,000 in the professional fees incurred for the audit of our 2007 financial statements and our compliance with the Sarbanes-Oxley Act served to offset a $178,000 increase in employee compensation (arising from the previously discussed $286,000 increase in accrued management bonuses — see “Consolidated Results”) and the aggregate increase in the remaining G&A expense categories.
Bulk Segment:
Revenues from our bulk segment for the three months ended September 30, 2007 and 2006 were $5,416,329 and $5,128,396, respectively. The 5.6% revenues increase from 2006 to 2007 reflects slight revenue growth in all three bulk operations (Cayman Islands, Bahamas and Belize) due to incremental demand.
Gross profit dollars for our bulk segment revenues increased to $825,382 for the three months ended September 30, 2007 from $782,248 for the three months ended September 30, 2006. Gross profit as a percentage of revenues remained consistent at 15% for the quarters ended September 30, 2007 and 2006. Gross profit dollars and gross profit as a percentage of revenues for the three months ended September 30, 2006 were reduced by a charge of approximately $305,000 during the quarter to write-off the cost of infrastructure associated with portable production units which were moved from our bulk water operations in the Bahamas to our retail operations on Grand Cayman. Excluding this charge, both gross profit dollars and gross profit as a percentage of revenues for the three months ended September 30, 2006 exceeded that for three months September 30, 2007. The decline of the bulk segment gross profit in dollars and as a percentage of revenues for the three months ended September 30, 2007, as compared to the same prior year period, results in large part from the non-revenue water (“NRW”) component of our agreement with the Water and Sewerage Corporation (WSC) of the Bahamas for our Blue Hills plant. This element of the agreement requires us to reduce the amount of water lost by the public water distribution system on New Providence Island over a one year period by 438 million U.S. gallons. Until such time as we can demonstrate to the WSC that we have achieved this reduction, we are required to provide 1.2 million U.S. gallons of water per day to the WSC from the Blue Hills plant at no cost to the WSC. The variable costs associated with providing this free water to WSC are significant to overall plant operating costs and reduced the overall gross profit on water revenues from the Blue Hills plant during the third quarter of 2007.
We have diligently pursued completion of the NRW project in order to reduce operating costs and improve the profitability of the Blue Hills operation. In September 2007, using standards promulgated by the International Water Association, we completed an internal assessment of our progress in achieving the water savings required under the Blue Hills agreement and submitted our assessment to the WSC. Based upon this assessment, the standards for which require us to validate the results for a period of time prior to September 2007, we believe we met the NRW requirement effective March 1, 2007. Consequently, we have invoiced the WSC for the non-revenue water provided since March 1, 2007, including approximately $286,000 for the three months ended September 30, 2007. The WSC is presently reviewing our assessment and performing its own evaluation of the results. The collection of these NRW amounts invoiced is dependent upon WSC agreement with our assessment. While we believe we have met the NRW requirement and are therefore contractually entitled to receive payment for all of these NRW invoices, because of the uncertainty associated with the WSC review and approval of our assessment, we have fully reserved for these NRW amounts invoiced in our results of operations for the three months ended September 30, 2007. Such invoices will be recognized as revenues if and when collection of such invoices can be considered probable. We can offer no assurances as to how much, if any, of these NRW invoices we will ultimately be able to collect and recognize as revenues.
Bulk segment G&A expenses for the three months ended September 30, 2007 and 2006 were $336,501 and $245,339, respectively.
Services Segment:
Revenues from services provided were $1,834,160 for the three months ended September 30, 2007 as compared to $746,407 for the same period in 2006. Services revenues increased from 2006 to 2007 due to approximately $1.7 million in revenues recognized for the construction of the Tynes Bay plant in Bermuda. The increase in gross profit of the services segment to $611,042 for the three months ended September 30, 2007 from the gross profit reported for this segment for the same period in 2006 of $339,282 results from the gross profit recognized on the Tynes Bay project.

G&A expenses for the services segment from the three months ended September 30, 2007 and 2006 were $82,024 and $27,777, respectively.
Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006
Consolidated Results
Net income for the nine months ended September 30, 2007 was $8,718,182 ($0.60 per share on a fully-diluted basis) as compared to $6,847,079 ($0.54 per share on a fully-diluted basis) for the nine months ended September 30, 2006.
Total revenues for the nine months ended September 30, 2007 increased to $36,618,454 from $28,880,905 for the nine months ended September 30, 2006 primarily due to an increase in bulk water revenues and revenues from plant construction contracts. Gross profit for the nine months ended September 30, 2007 was $14,107,926, or 39% of total revenues, as compared to $12,991,657, or 45%, for the comparable 2006 quarter. For further discussion of revenues and gross profit for the nine months ended September 30, 2007, see the “Results by Segment” analysis that follows.
General and administrative (“G&A”) expenses were $7,218,788 and $6,584,915 on a consolidated basis for the nine months ended September 30, 2007 and 2006, respectively. Compensation expenses for the nine months ended September 30, 2007 exceeded those for the comparable 2006 period by approximately $435,000 due to incremental hires for our Aquilex office and the previously discussed increase in accrued management bonuses. Directors’ fees and expenses and insurance costs for 2007 exceeded those for 2006 by approximately $142,000 and $154,000, respectively. Offsetting these increases was a decrease in professional fees of approximately $64,000 for the 2007 period, as we have lowered the costs for the audit of our 2007 financial statements and our compliance with the Sarbanes-Oxley Act from that incurred for 2006.
Interest income for the nine months ended September 30, 2007 was $1,409,861, an increase of approximately $1.3 million from the comparable 2006 period. This increase reflects the investment of available cash balances (the majority of which arose from the stock offering we closed in December 2006) during the current quarter in interest bearing, cash equivalent deposits. Interest expense for the nine months ended September 30, 2007 was $1,404,600 as compared to $1,177,407 for the same period in 2006. The lower interest expense for 2006 resulted from the capitalization of a portion of interest expense to the construction costs of our Blue Hills plant in 2006.
Results by Segment
Retail Segment:
Revenues generated by our retail water operations were $15,052,499 and $14,053,539 for the nine months ended September 30, 2007 and 2006, respectively. By volume of gallons sold, our retail revenues increased by approximately 4.8% in 2007 when compared to 2006.
During the nine months ended September 30, 2007 the retail segment generated $9,517,444 in gross profit (63% of revenues), as compared to $9,029,167 (64% of revenues) for the same period in 2006. The increase in gross profit dollars for 2007 as compared to the 2006 quarter results from the incremental revenues.
Consistent with prior periods, we record all non-direct G&A expenses in our retail business segment and do not allocate any of these non-direct costs to our other two business segments. Retail G&A expenses for the nine months ended September 30, 2007 were $6,145,586, up approximately $459,000 from the same period in 2006. The increase in G&A expenses for 2007 is attributable to an increase in compensation expense of approximately $420,000 attributable to incremental hires for our Aquilex office and the previously discussed increase in accrued management bonuses, insurance expenses that exceeded the prior year period by approximately $108,000 and incremental directors’ fees and expenses of approximately $111,000. Offsetting these increases was a decrease in professional fees of approximately $216,000 for the 2007 period, as we have lowered the costs for the audit of our 2007 financial statements and our compliance with the Sarbanes-Oxley Act from that incurred for 2006.

Bulk Segment:
Revenues from our bulk segment for the nine months ended September 30, 2007 and 2006 were $16,016,757 and $13,193,179, respectively. Revenues from the bulk segment grew from 2006 to 2007 due to our operations in the Bahamas, as our Blue Hills plant was under construction for most of the nine months ended September 30, 2006.
Gross profit dollars for our bulk segment were $2,984,301 and $2,997,076 for the nine months ended September 30, 2007 and 2006, respectively. Gross profit as a percentage of bulk revenues dropped to 19% for the nine months ended September 30, 2007 from 23% for the nine months ended September 30, 2006. The lower bulk segment gross profit, both in dollars and as a percentage of revenues, for the nine months ended September 30, 2007, as compared to the same prior year period, reflects the impact of producing non-revenue water and a comparative increase in operating costs.
During the nine months ended September 30, 2006, the gross profit for our Bahamas operations benefited significantly from the Windsor Plant Expansion project, whereby we expanded the capacity of our Windsor plant and increased its revenues through the use of six containerized production units. These units were operated with existing staff and minimal additional other costs. As a result, the revenues generated from the production of these units during the 2006 period were at significantly higher gross profits as a percentage of revenues than the revenues for the 2007 quarter. Four of these containerized production units were transferred from the Bahamas to our Grand Cayman retail operations in the third quarter of 2006.
The 2007 bulk segment gross profit was adversely affected by the non-revenue water (“NRW”) component of our agreement with the WSC for the Blue Hills plant. This element of the agreement requires us to reduce the amount of water lost by the public water distribution system on New Providence Island over a one year period by 438 million U.S. gallons. Until such time as we can demonstrate to the WSC that we have achieved this reduction, we are required to provide 1.2 million U.S. gallons of water per day to the WSC from the Blue Hills plant at no cost to the WSC. The variable costs associated with providing this free water to WSC are significant to overall plant operating costs and greatly reduced the overall gross profit on water revenues from the Blue Hills plant during the nine months ended September 30, 2007.
We have diligently pursued completion of the NRW project in order to reduce operating costs and improve the profitability of the Blue Hills operation. In September 2007, using standards promulgated by the International Water Association, we completed an internal assessment of our progress in achieving the water savings required under the Blue Hills agreement and submitted our assessment to the WSC. Based upon this assessment, the standards for which require us to validate the results for a period of time prior to September 2007, we believe we met the NRW requirement effective March 1, 2007. Consequently, we have invoiced the WSC approximately $618,000 for the non-revenue water provided for the period from March 1, 2007 through September 30, 2007. The WSC is presently reviewing our assessment and performing its own evaluation of the results. The collection of these NRW amounts invoiced is dependent upon WSC agreement with our assessment. While we believe we have met the NRW requirement and are therefore contractually entitled to receive payment for all of these NRW invoices, because of the uncertainty associated with the WSC review and approval of our assessment we have fully reserved for these NRW amounts invoiced in our results of operations for the nine months ended September 30, 2007. Such invoices will be recognized as revenues if and when collection of such invoices can be considered probable. We can offer no assurances as to how much, if any, of these NRW invoices we will ultimately be able to collect and recognize as revenues.
Bulk segment G&A expenses for the nine months ended September 30, 2007 and 2006 remained relatively consistent at $919,991 and $826,018 respectively
Services Segment:
Revenues from services provided were $5,549,198 for the nine months ended September 30, 2007 as compared to $1,634,187 for the same period in 2006. Services revenues increased from 2006 to 2007 due to approximately $4.9 million in revenues recognized for the construction of the Tynes Bay plant in Bermuda and the expansion of the North Sound plant on behalf of the Water Authority-Cayman.

The increase in gross profit of the services segment to $1,606,181 for the nine months ended September 30, 2007 from the gross profit reported for this segment for the same period in 2006 of $965,414 results from the gross profit recognized on the Tynes Bay and North Sound projects.
G&A expenses for the services segment from the nine months ended September 30, 2007 and 2006 were $153,211 and $71,990, respectively. The increase in G&A expenses represents incremental expenses incurred by our Bermuda operations.
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
Cash Flows for the Nine Months Ended September 30, 2007
Our cash and cash equivalents increased from $37,310,699 as of December 31, 2006 to $40,845,925 as of September 30, 2007.
Cash Flows from Operating Activities
Operating activities provided net cash for the nine months ended September 30, 2007 of $8,299,257. This cash provided reflects net income generated for the nine months ended of approximately $8.7 million, as adjusted for various items which impact net income but do not impact cash during the period, such as depreciation and amortization, stock compensation, income recognized but not received from OC-BVI, and other items. Our cash flows from operating activities during the nine months ended September 30, 2007 were decreased by an increase in our inventories of $638,886 and a reduction in our accounts payable and accrued expenses of $2,218,270 since December 31, 2006.
Cash Flows used in Investing Activities
Our investing activities used $4,542,294 in net cash during the nine months ended September 30, 2007. Of the approximately $5.5 million in capital expenditures for the period, approximately $1.5 million was used to purchase land adjacent to our Governors Harbor plant, approximately $1.3 million was spent on the expansion of the Governors Harbor plant, approximately $516,000 was incurred to complete a water tower in the Bahamas, and approximately $1.4 million was expended on plant and equipment, wells and pipes for our Blues Hills plant. We received a distribution from OC-BVI of $189,375 and collected $781,861 on our loans receivable.
Cash Flows from Financing Activities
We used $221,737 in net cash from our financing activities during the nine months ended September 30, 2007. The exercise of stock options by some of our employees provided approximately $3.5 million. We made $992,968 in scheduled payments on our bonds payable and paid dividends of $2,774,330 during the nine months ended September 30, 2007.

Financial Position
Our total assets increased from approximately $139.0 million as of December 31, 2006 to $145.9 million as of September 30, 2007.
Our inventory growth from approximately $2.8 million as of December 31, 2006 to approximately $3.4 million as of September 30, 2007 represents purchases for our Blue Hills plant and to support our overall increase in revenues.
Loans receivable as of September 30, 2007 increased by $1,081,139 from December 31, 2006 due to loans provided to fund our expansion of the Lower Valley plant on behalf of the Water Authority-Cayman.
Borrowings Outstanding
As of September 30, 2007, our borrowings outstanding (net of deferred costs and discounts) totaled $23,773,320 and consisted entirely of two series of bonds payable.
5.95% Secured Bonds
In August 2006, we issued $15,771,997 principal amount secured fixed rate bonds in a private offering and received net proceeds (excluding issuance costs and after the offering discount) of $14,445,720. These bonds bear interest at a rate of 5.95%, are repayable in quarterly principal and interest installments of $526,010 and mature in 2016. We have the right to redeem the bonds in full at any time after August 4, 2009 at a premium of 1.5% of the outstanding principal and accrued interest on the bonds on the date of redemption. As of September 30, 2007, $14,580,125 in principal amount ($13,773,319 net of deferred costs and discount of $806,805) was outstanding on these secured bonds.
Our obligations under the bonds are secured by fixed and floating charges (i) on all of our assets, including an equitable charge of all of the shares of our subsidiary, Cayman Water, and (ii) on all of Cayman Water’s assets including its real estate. Cayman Water has also guaranteed our payment obligations under the bonds.
The trust deed for these bonds restricts our ability to enter into new borrowing agreements or any new guarantees without prior approval of the trustee and limits our capital expenditures, with the exception of capital expenditures to be incurred on certain defined projects, to $2,000,000 annually without prior approval by the trustee. The trust deed also contains financial covenants that require us to maintain a debt service coverage ratio of not less than 1.25 to 1, a ratio of long term debt to EBITDA (i.e. earnings before interest, taxes, depreciation and amortization for the 12 months preceding the ratio calculation date) not greater than 2.5 to 1 and a ratio of long term debt to equity equal to or less than 1.5 to 1. As of September 30, 2007, we were in compliance with the covenants under the trust deed.
Consolidated Water (Bahamas) Limited (“CW-Bahamas”) Series A Bonds
To finance a portion of costs of constructing our Blue Hills plant, in July 2005, CW-Bahamas sold $10,000,000 Series A bonds to Bahamian citizens and permanent resident investors in The Bahamas. These bonds mature on June 30, 2015 and accrue interest at the annual fixed rate of 7.5%. Interest is payable quarterly. CW-Bahamas has the option to redeem the bonds in whole or in part without penalty commencing after June 30, 2008. We have guaranteed CW-Bahamas repayment obligations upon an “event of default” as defined in the guarantee agreement. If we pay any amounts pursuant to the guarantee, we will be subrogated to all rights of the bondholders in respect of any such payments. The guarantee is a general unsecured obligation junior to our other secured obligations. As of September 30, 2007, $10,000,000 of the Series A bonds was outstanding.
CW-Bahamas Credit Facility
CW-Bahamas has a credit facility with Royal Bank of Canada, which consists of a BAH$500,000 revolving working capital loan (the “Working Capital Revolver”) and bank guarantees (the “Guarantees”) totaling BAH$4.98 million. The obligations under the credit facility are secured by the assets CW-Bahamas. Borrowings under the Working Capital Revolver accrue interest at the Nassau Prime rate plus 1.50% per annum and fees for the Guarantees equal 1.0% of the guarantee amounts, subject to annual renegotiation. As of September 30, 2007, no borrowings under the credit facility were outstanding under the Working Capital Revolver and approximately BAH$4.88 million in Guarantees were outstanding.

The credit facility contains certain covenants applicable to CW-Bahamas, including restrictions on additional debt, guarantees and sale of assets. The credit facility limits the payment of dividends by CW-Bahamas to available cash flow (as defined in the governing loan agreement). The credit facility also contains a financial covenant requiring CW-Bahamas to maintain a ratio of total liabilities to tangible net worth (each as defined in the loan agreement) of not greater than 2 to 1. CW-Bahamas was not in compliance with this financial covenant as of September 30, 2007.
All obligations under the credit facility are repayable on demand by the lender. Until demand is made, the Guarantees expire annually or upon certain events as set forth in the loan agreement.
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
The Ministry is OC-BVI’s sole customer and all of OC-BVI’s revenue is generated from its operations at the Baughers Bay plant. As of September 30, 2007, the net book value of the Baughers Bay plant as reflected on OC-BVI’s balance sheet was approximately $2.5 million. For the year ended December 31, 2006 and the nine months ended September 30, 2007, we recognized approximately $1.4 million and $1,361,000, respectively, in income from our equity investment in the earnings of OC-BVI. For those same periods, we recognized approximately $1.5 million and $538,000, respectively, in revenue from our management services agreement with OC-BVI. We also recognized approximately $508,000 and $540,000 in other income for the year ended December 31, 2006 and the nine months ended September 30, 2007, respectively, from a profit-sharing agreement we have with OC-BVI. As of September 30, 2007, our loans to, and equity investment in, OC-BVI equaled approximately $16.9 million and the recorded value of the OC-BVI management services agreement, which is reflected as an intangible asset on our balance sheet, was approximately $856,000. As of September 30, 2007, OC-BVI owed us approximately $433,000 for unpaid management fees and operating advances for the period May through September 2007.
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
OC-BVI has submitted a proposal to the Ministry to continue to supply water from the Baughers Bay plant. The Ministry has continued discussions with OC-BVI regarding a new contract but has not formally responded to OC-BVI’s proposal. Furthermore, in August 2007 elections were held in the British Virgin Islands and a new Minister of Communications and Works was elected. Negotiations between OC-BVI and the Ministry were temporarily suspended as the transition was made to the new Minister and did not resume until late October 2007.
After consultation with its local legal counsel, OC-BVI believes that it has a strong case for retaining an ownership interest in the Baughers Bay plant and that it is contractually entitled to full payment of amounts billed to the Ministry.

As of September 30, 2007, OC-BVI’s accounts receivable from the Ministry totaled approximately $5.6 million. These accounts receivable represent amounts billed at the contract prices in effect before the Ministry asserted its purported right of ownership of the plant. Early in 2007, the Ministry unilaterally took the position that until such time as a new agreement is reached on the ownership of the plant and the price for the water produced by the plant, the Ministry would only pay that amount of these accounts receivable, and any future billings, that the Ministry purports constitutes OC-BVI’s costs of producing the water. At their proposed interim price the Ministry would pay only approximately 40% of the amounts billed by OC-BVI pending a new agreement. OC-BVI has responded to the Ministry that the amount the Ministry proposes to pay is significantly less than OC-BVI’s production costs. Payments made by the Ministry to OC-BVI since their assumption of this reduced price have been sporadic and as of September 30, 2007 OC-BVI has received payment for less than 27% of the amounts it billed the Ministry for the months January 2007 through September 2007. As a result of the reduced payments made by the Ministry, OC-BVI is presently experiencing liquidity problems. Towards the end of the three months ended September 30, 2007, OC-BVI initiated various measures to reduce its cash outflows including, but not limited to, deferring major equipment repairs and maintenance, personnel layoffs and deferring payments to key third party suppliers. However, these measures constitute only a short-term solution and will in all likelihood eventually have a detrimental effect on plant production and reliability. OC-BVI’s on-going operations are dependent upon the collection of its accounts receivable and should significant accounts receivable continue to remain outstanding, OC-BVI may not have sufficient funds to keep producing water. OC-BVI management believes it may not have sufficient funds to continue operations at the Baughers Bay plant as early as December 2007 if a significant payment is not received from the Ministry by that date. Ultimately, OC-BVI may be required to initiate legal collection proceedings if the Ministry continues its current accounts receivable payment practices.
We are not able to presently determine what impact the resolution of this matter may have on our results of operations or financial condition.
Bar Bay plant
Our affiliate, OC-BVI, has constructed a 700,000 U.S. gallon per day desalination plant in Tortola, British Virgin Islands at a cost of approximately $8.0 million. In May 2005, we entered into a loan agreement with OC-BVI, pursuant to which we agreed to loan OC-BVI up to $3.0 million. We amended this agreement with OC-BVI in August 2007. Principal on this loan is payable in quarterly installments of $125,000 with a final balloon payment of $2,000,000 due on August 31, 2009. Interest on the loan accrues at LIBOR plus 3.5% and is payable quarterly. The loan can be repaid at any time without penalty and is secured by OC-BVI’s assets. The balance outstanding on this loan receivable at September 30, 2007 was $2,875,000. OC-BVI constructed this plant in response to what it believes is an extreme shortage of, and a pressing demand for, potable water on the eastern end of Tortola and anticipates entering into a bulk water supply agreement with the British Virgin Islands government. In June 2007, the British Virgin Islands government notified OC-BVI of its intention to award a contract to OC-BVI to supply the British Virgin Islands with water from the Bar Bay plant and, based on this notification, OC-BVI anticipated consummating an agreement for the Bar Bay plant with the BVI government before the end of the year. However, in August 2007 elections were held in the British Virgin Islands and a new Minister of Communications and Works was elected. OC-BVI has commenced discussions with the new Minister regarding the Bar Bay plant and while the BVI government continues to express an interest in the Bar Bay plant, negotiations have not yet commenced with the new Minister regarding an agreement for this plant. If such an agreement is not obtained, or is not obtained on sufficiently favorable terms, OC-BVI may not be able to recover the cost of its investment in this plant, in which case we may be required to record an impairment charge to reduce the carrying value of our loan to OC-BVI and our investment in OC-BVI. Such an impairment charge would reduce our earnings and could have a significant adverse impact on our results of operations and financial condition.

Tynes Bay, Bermuda Project
In January 2007, our recently formed affiliate, Consolidated Water (Bermuda) Ltd. (“CW-Bermuda”) signed a contract with the Government of Bermuda to design, build and operate a desalination plant at Tynes Bay on the northern coast of Bermuda. The project includes the desalination plant which will have a production capacity of 600,000 U.S. gallons per day, a standby electrical power plant and 1.27 miles of main water delivery pipelines. The plant design provides for a future increase in production capacity to 1.2 million U.S. gallons per day. Under the terms of the contract, CW-Bermuda is required to complete construction and commission the plant and pipeline by February 2008 and will operate the plant for at least 12 months after commissioning. We have agreed to loan CW-Bermuda up to $7.5 million under a revolving facility to complete construction of the plant and have entered into an agreement with CW-Bermuda to oversee construction of the plant and to operate the plant once it is completed. The total revenues to be received from the Government of Bermuda under this contract for the construction and sale of the plant and its operation for 12 months are estimated to be approximately $10.7 million. CW-Bermuda has commenced construction of this plant and recognized approximately $1,684,000 and $3,228,000 in plant construction revenues during the three and nine months ended September 30, 2007, respectively.
In January 2007, our recently formed affiliate, CW-Bermuda, signed a contract with the Government of Bermuda to design, build and operate a desalination plant at Tynes Bay on the northern coast of Bermuda. The project includes the desalination plant which will have a production capacity of 600,000 U.S. gallons per day, a standby electrical power plant and 1.27 miles of main water delivery pipelines. The plant design provides for a future increase in production capacity to 1.2 million U.S. gallons per day. CW-Bermuda will construct and operate the plant. Under the terms of the contract, CW-Bermuda is required to complete construction and commission the plant and pipeline by February 2008 and will operate the plant for at least 12 months after commissioning. We have agreed to loan CW-Bermuda up to $7.5 million under a revolving facility to complete construction of the project and have entered into a management agreement with CW-Bermuda to oversee construction of the plant and to operate the plant once it is completed. The total revenues to be received under this contract for the desalination plant and management agreement are estimated to be approximately $10.7 million. The balance of our loan receivable from CW-Bermuda (which is eliminated in our consolidated financial statements) was approximately $895,000 as of September 30, 2007.
Consolidated Water (Bahamas) Performance Bonds
Consolidated Water and CW-Bahamas have two contracts, one for our Windsor plant and one for our Blue Hills plant, to supply water to the Water and Sewer Corporation of the Government of The Bahamas (“WSC”). Each contract requires us to guarantee delivery of a minimum quantity of water per week. If we do not meet this minimum, we are required to pay to the WSC the difference between the minimum and actual gallons delivered at a per gallon rate equal to the price per gallon that WSC is currently paying us under the contract. The Blue Hills and Windsor contracts expire in 2026 and 2013, respectively, and require us to deliver 28.0 million imperial gallons and 14.0 million imperial gallons, respectively, of water each week. We are required to provide the WSC with performance and operating guarantees, in the form of bank-issued performance bonds, to secure any payments we may be required to make under the minimum delivery requirements of these contracts. As of September 30, 2007, a $1.91 million performance bond was outstanding for the Windsor plant and we expect to arrange the issuance of a performance bond for approximately $4.0 million for the Blue Hills plant sometime later in 2007.
Frank Sound plant
In July 2007, the Cayman Islands Government awarded us a ten-year Design-Build-Sell-Operate contract for a seawater desalination plant on Frank Sound on Grand Cayman Island. The design capacity of the new plant will be 2.38 million U.S. gallons per day and we will guarantee under the contract the delivery of 2.14 million U.S. gallons per day to the customer, the Water Authority-Cayman. We anticipate completing this project in late 2008.
Dividends
On January 31, 2007, we paid a dividend of $0.06 to shareholders of record on December 31, 2006.
On April 30, 2007, we paid a dividend of $0.065 to shareholders of record on March 31, 2007.
On July 31, 2007, we paid a dividend of $0.065 to shareholders of record on June 30, 2007.
On October 31, 2007, we paid a dividend of $0.065 to shareholders of record on September 30, 2007.
We have paid dividends to owners of our common shares and redeemable preference shares since we began declaring dividends in 1985 and these dividends have consistently increased since 1985. In the past, our board of directors had established a policy, but not a binding obligation, that we would seek to maintain a dividend payout based on trailing earnings. However, as a result of the increasing capital requirements to support our growth and other considerations, we no longer maintain a dividend payout based upon a percentage range of trailing earnings. Payment of any future cash dividends will depend upon our earnings, financial condition, cash flows, capital requirements and other factors our board deems deem relevant in determining the amount and timing of such dividends.

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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Credit Risk
We are not exposed to significant credit risk on retail customer accounts in the Cayman Islands and Bimini, Bahamas, as our policy is to cease supply of water to customers whose accounts are more than 45 days overdue. Our primary exposure to credit risk is from bulk water sales customers in Belize, The Commonwealth of The Bahamas, The British Virgin Islands, Barbados and the Cayman Islands. In addition, the entire balance of our loan receivable is due from the Water Authority-Cayman. Also, we have outstanding a loan to OC-BVI of $2,875,000 which is due in quarterly installments of $125,000, with a final balloon payment of $2,000,000 due on August 31, 2009.
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
Since the expiration of the initial term of their bulk water supply agreement in May 1999, OC-BVI has supplied water to the British Virgin Islands Water and Sewerage Department under what it considers to be a month-to-month supply arrangement. Under this arrangement, the British Virgin Islands government could cease purchasing water from OC-BVI at any time. OC-BVI has made attempts in the past to negotiate a new water supply agreement. OC-BVI has submitted a proposal to the Ministry of Communications and Works of the BVI Government (the “Ministry”) to continue to supply water from the Baughers Bay plant. The Ministry has continued discussions with OC-BVI regarding a new contract but has not formally responded to OC-BVI’s proposal. As of September 30, 2007, OC-BVI’s accounts receivable from the Ministry, relating primarily to water sales for the nine months ended September 30, 2007, totaled approximately $5.6 million. These accounts receivable represent amounts billed at the contract prices in effect before the Ministry asserted its purported right of ownership of the plant. In 2007, the Ministry communicated that until such time as a new agreement is reached on the ownership of the plant and the price for the water produced by the plant, the Ministry will only pay that amount of these accounts receivables and any future billings that the Ministry purports constitutes OC-BVI’s costs of producing the water. At their proposed interim price, the Ministry would pay only approximately 40% of the amounts billed by OC-BVI pending a new agreement. OC-BVI has responded to the Ministry that the amount the Ministry proposes to pay is significantly less than OC-BVI’s production costs. Payments made by the Ministry to OC-BVI since its assumption of this reduced price have been sporadic and as of September 30, 2007 OC-BVI has received payment for less than 27% of the amounts it billed the Ministry for the months January 2007 through September 2007. As a result of the reduced payments made by the Ministry, OC-BVI is presently experiencing liquidity problems. Towards the end of the three months ended September 30, 2007, OC-BVI initiated various measures to reduce its cash outflows including, but not limited to, deferring major equipment repairs and maintenance, personnel layoffs and deferring payments to key third party suppliers. However, these measures constitute only a short-term solution and will in all likelihood eventually have a detrimental effect on plant production and reliability. OC-BVI’s on-going operations are dependent upon the collection of its accounts receivable and should significant accounts receivable continue to remain outstanding OC-BVI may not have sufficient funds to keep producing water. Ultimately, OC-BVI may be required to initiate legal collection proceedings if the Ministry continues its current accounts receivable payment practices.
This agreement may not be renewed and a new agreement may not be reached. If a new agreement is obtained, it may be on terms less favorable to OC-BVI than the current arrangement. For the year ended December 31, 2006 and the nine months ended September 30, 2007 we recognized approximately $1.4 million and $1,361,000, respectively, in income from our equity investment in the earnings of OC-BVI. For these same periods, we recognized approximately $1.5 million and $538,000, respectively, in revenue from our agreement to provide management services to OC-BVI. We also recognized approximately $508,000 and $540,000 in other income for the year ended December 31, 2006 and the nine months ended September 30, 2007, respectively, from a profit-sharing agreement we have with OC-BVI. As of September 30, 2007, our loans to, and equity investment in, OC-BVI equaled approximately $16.9 million and the recorded value of our management services agreement, which is reflected on our balance sheet as an intangible asset, was approximately $856,000. In the event that the British Virgin Islands government ceased purchasing water from OC-BVI, or entered into a new contract with OC-BVI on less favorable terms than the existing supply arrangement, the values of our investment in OC-BVI, loan to OC-BVI and OC-BVI intangible asset would decline, and we could be required to record impairment charges to reduce the carrying values of these assets. Such impairment charges would reduce our earnings and could have a significant adverse impact on our results of operations and financial condition.

The British Virgin Islands government has asserted a purported right of ownership of OC-BVI’s Baughers Bay plant. If this right is found to be enforceable and is exercised by the government, OC-BVI will lose ownership of the Baughers Bay plant.
In October 2006, the British Virgin Islands government notified OC-BVI that it was asserting a purported right of ownership of OC-BVI’s desalination plant in Baughers Bay, Tortola pursuant to the terms of a water supply agreement dated May 1990 (or the “1990 Agreement”) and invited OC-BVI to submit a proposal for its continued involvement in the production of water at the Baughers Bay plant. OC-BVI has submitted such proposal and is awaiting the BVI government’s response. While OC-BVI believes that the government’s claim can be resolved to the satisfaction of both parties through the negotiation of a new agreement, we cannot assure you that the government shares this belief or that such a result will occur. For the year ended December 31, 2006 and the nine months ended September 30, 2007 we recognized approximately $1.4 million and $1,361,000, respectively in income from our equity investment in the earnings of OC-BVI and approximately $1.5 million and $538,000 in revenue, respectively, from our agreement to provide management services to OC-BVI. We also recognized approximately $508,000 and $540,000 in other income for the year ended December 31, 2006 and the nine months ended September 30, 2007, respectively, from a profit-sharing agreement we have with OC-BVI. As of September 30, 2007, our loan to, and equity investment in, OC-BVI totaled approximately $16.9 million and the recorded value of our management services agreement, which is reflected on our balance sheet as an intangible asset, was approximately $856,000. If the government’s right of ownership under the 1990 Agreement is found to be enforceable, OC-BVI could lose its water supply agreement with the BVI government or may be forced to accept a water supply arrangement with the government on less favorable terms, and if the government exercises its purported right, OC-BVI could lose ownership of the Baughers Bay plant. In either case, the value of our OC-BVI-related assets would decline, and we could be required to record impairment charges to reduce the carrying values of these assets. Such impairment charges would reduce our earnings and could have a significant adverse impact on our results of operations and financial condition.
If OC-BVI does not obtain a customer to purchase water to be produced at its Bar Bay plant currently under construction, it may not be able to recover the cost of its investment in the plant, which could adversely affect its operations and in turn decrease the value of our investment in OC-BVI.
OC-BVI has constructed a new desalination plant located on Bar Bay, Tortola, in the British Virgin Islands. The total cost for this plant is approximately $8.0 million. We have provided $2.9 million in loans for the construction of this plant as of September 30, 2007. OC-BVI has constructed this plant in response to what it believes is an extreme shortage of, and a pressing demand for, potable water on the eastern end of Tortola and anticipated entering into a bulk water supply agreement with the British Virgin Islands government. In June 2007, the British Virgin Islands government notified OC-BVI of its intention to award a contract to OC-BVI to supply the British Virgin Islands with water from the Bar Bay plant and, based on this notification, OC-BVI anticipated consummating an agreement for the Bar Bay plant with the BVI government before the end of the year. However, in August 2007 elections were held in the British Virgin Islands and a new Minister of Communications and Works was elected. OC-BVI has commenced discussions with the new Minister regarding the Bar Bay plant and while the BVI government continues to express an interest in the Bar Bay plant, negotiations have not yet commenced with the new Minister regarding an agreement for this plant. If such an agreement is not obtained, or is not obtained on sufficiently favorable terms, OC-BVI may not be able to recover the cost of its investment in this plant, in which case we may be required to record an impairment charge to reduce the carrying value of our loan to OC-BVI and our investment in OC-BVI. Such an impairment charge would reduce our earnings and could have a significant adverse impact on our results of operations and financial condition.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During the quarter ended September 30, 2007, we issued 11,990 common shares, pursuant to the exercise of stock options. The aggregate exercise price of the options was $101,781. The issuance of the shares was exempt from registration under Regulation S promulgated under the Securities Act of 1933 because the shares were offered and sold outside of the United States to non-U.S. persons (as defined in Regulation S). Proceeds of the transaction were used for general corporate purposes.
During the quarter ended September 30, 2007, we also issued 7,020 common shares to three of our executive officers, pursuant to the exercise of stock options. The aggregate exercise price of the options was $54,124. The issuance of the shares was exempt from registration under Section 4(2) of the Securities Act of 1933 because the executive officers have knowledge of all material information relating to us. Proceeds of the transaction were used for general corporate purposes.

During the quarter ended September 30, 2007, we also issued 1,050 common shares to one of our executive officers under the terms of his executive compensation agreement. The issuance of the shares was exempt from registration under Section 4(2) of the Securities Act of 1933 because the executive officers have knowledge of all material information relating to us.
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

Date: November 9, 2007