Form 10-K
period 2007-12-31
CONSOLIDATED WATER CO LTD
filed 2008-03-17
CIK 928340

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transaction period from                      to
Commission File Number: 0-25248
CONSOLIDATED WATER CO. LTD.
(Exact name of Registrant as specified in its charter)

CAYMAN ISLANDS	N/A

(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

Regatta Office Park
Windward Three, 4th Floor, West Bay Road
P.O. Box 1114 GT
Grand Cayman, KY1-1102, Cayman Islands	N/A

(Address of principal executive offices)	(Zip Code)
Registrant’s Telephone number, including area code: (345) 945-4277
Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:
Common Stock, $.60 Par Value	The NASDAQ Stock Market LLC (NASDAQ Global
Select Market)
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐      No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐      No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑      No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this 10-K or any amendments to this Form 10-K. [Not Applicable]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐      Accelerated filer ☑       Non-accelerated filer ☐       Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☑
The aggregate market value of common stock held by non-affiliates of the registrant, based on the closing sales price for the registrant’s ordinary shares, as reported on the NASDAQ Global Select Market on June 30, 2007, was $424,461,382.
As of March 10, 2008, 14,507,866 shares of the registrant’s ordinary shares were outstanding.
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
The exchange rate for conversion of Bermuda dollars (BMD$) into US$ as determined by the Bermuda Monetary Authority, has been fixed since 1970 at US$1.00 per BMD$1.00.

PART I
ITEM 1. BUSINESS
Overview
We develop and operate seawater desalination plants and water distribution systems in areas where naturally occurring supplies of potable water are scarce or nonexistent. Through our subsidiaries and affiliate, we operate 12 reverse osmosis desalination plants and provide the following services to our customers in the Cayman Islands, Belize, the British Virgin Islands and the Bahamas:
•	Retail Water Operations. We produce and supply water to end-users, including residential, commercial and government customers in the Cayman Islands and a resort in the Bahamas. In the Cayman Islands, we operate under an exclusive retail license issued by the government to provide water in two of the most populated and rapidly developing areas in the Cayman Islands. In 2007, our retail water operations generated approximately 40% of our consolidated revenues.

•	Bulk Water Operations. We produce and supply water to government-owned distributors in the Cayman Islands, Belize and the Bahamas. In 2007, our bulk water operations generated approximately 45% of our consolidated revenues.

•	Services Operations. We provide engineering and management services for desalination projects, including designing and constructing desalination plants and managing and operating desalination plants owned by other companies. In 2007, our services operations generated approximately 15% of our consolidated revenues.

•	Affiliate Operations. Our affiliate, Ocean Conversion (BVI) Ltd. (“OC-BVI”), produces and supplies bulk water to the British Virgin Islands Water and Sewerage Department. We account for our interests in OC-BVI using the equity method of accounting and do not consolidate OC-BVI’s operating results in our financial statements. Our affiliate Consolidated Water (Bermuda) Limited is presently constructing a plant on behalf of the Bermuda government which we expect will be completed in 2008. We will manage this plant on behalf of the Bermuda government for a period of not less than 12 months after its construction is completed.
As of December 31, 2007, the number of plants we, or our affiliate, manage in each country and the production capacities of these plants are as follows:

Location	Plants	Capacity(1)
Cayman Islands	6	7.6
Bahamas	3	10.0
Belize	1	0.5
British Virgin Islands	2	1.7	(2)

Total	12	19.8

(1)	In millions of U.S. gallons per day.

(2)	Owned and operated by OC-BVI. Does not include OC-BVI’s recently constructed Bar Bay plant that is currently not in use.
Strategy
Our strategy is to provide water services in areas where the supply of potable water is scarce and we believe the production of potable water by reverse osmosis desalination is, or will be, profitable. We have focused on the Caribbean basin and adjacent areas as our principal market because they possess the following characteristics which make them attractive for our business.
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
Key elements of our strategy include:
•	Maximizing the benefits of our exclusive retail license on Grand Cayman. We plan to continue to increase operations within our exclusive retail license service area through organic growth and possible further investments, if opportunities become available.

•	Expanding our existing operations in the Cayman Islands, Belize and The Bahamas. We plan to continue to seek new water supply agreements and licenses and focus on renewing our existing service contracts with extended terms and greater production levels.

•	Penetrating new markets where there is demand for potable water and where we believe production would be profitable. We plan to continue to seek opportunities to expand our operations into new markets including, but not limited to, markets throughout the Caribbean basin, Central America and South America. We may pursue these opportunities either on our own or through joint ventures and strategic alliances.

•	Broadening our existing and future operations into complementary services. We continue to consider and pursue opportunities to leverage our water-related expertise to enter complementary service industries, such as wastewater management.
Our Company
We conduct our operations in the Cayman Islands, The Bahamas, the British Virgin Islands, Belize and the United States through the following principal operating subsidiaries and affiliate:
•	Consolidated Water (Belize) Limited (or CW-Belize). In 2000, we acquired CW-Belize, (formerly Belize Water Limited), which has an exclusive contract to provide bulk water to Belize Water Services Ltd., a water distributor that serves residential, commercial and tourist properties in Ambergris Caye, Belize.

•	Cayman Water Company Limited (or Cayman Water). In 1998, we established Cayman Water, which operates under an exclusive retail license granted by the Cayman Islands government to provide water to customers within a prescribed service area, on Grand Cayman that includes the Seven Mile Beach and West Bay areas, two of the three most populated areas in the Cayman Islands. The only non government owned public water utility on Grand Cayman, Cayman Water owns and operates three desalination plants on Grand Cayman.

•	Ocean Conversion (Cayman) Limited (or OC-Cayman). We acquired OC-Cayman which provides bulk water under various licenses and agreements to the Water Authority-Cayman, a government-owned utility and regulatory agency, which distributes the water to properties located outside our exclusive retail license service area in Grand Cayman. OC-Cayman operates three desalination plants owned by Water Authority-Cayman.

•	Consolidated Water (Bahamas) Limited (or CW-Bahamas). We acquired a 90.9% equity interest in CW-Bahamas (formerly Waterfields Company Limited), which provides bulk water under a long-term contract to the Water and Sewerage Corporation of The Bahamas, a government agency. CW-Bahamas’ second desalination plant, our largest, was substantially completed in July 2006. CW-Bahamas pays fees to two of our other subsidiaries for certain administrative services.

•	Aquilex, Inc. In 2005, we established Aquilex, a United States company, which provides financial, engineering and supply chain management support services to our subsidiaries and affiliates.

•	Ocean Conversion (BVI) Ltd. (or OC-BVI). We own 50% of the voting stock of our affiliate, OC-BVI, a British Virgin Islands company, which sells bulk water on a month-to-month basis to the Government of The British Virgin Islands Water and Sewage Department. We own an overall 43.5% equity interest in OC-BVI’s profits and certain profit sharing rights that raise our effective interest in OC-BVI’s profits to approximately 45%. OC-BVI also pays us fees for providing certain engineering and administrative services.

•	DesalCo Limited (or DesalCo). We acquired DesalCo, a Cayman Islands company, which provides management, engineering and construction services for desalination projects and is the exclusive Caribbean distributor of the DWEER energy recovery system, an advanced technology used to recapture energy from the discharged brine that is a by-product of the reverse osmosis desalination process.

•	Consolidated Water (Bermuda) Limited (or CW-Bermuda). In January 2007, our affiliate, Consolidated Water (Bermuda) Limited (“CW-Bermuda”) entered into a design, build and operate agreement with the Government of Bermuda for a desalination plant located on Tynes Bay along the northern coast of Bermuda. Under the agreement, CW-Bermuda, will construct the plant and operate it for a minimum of 12 months after its commissioning. We are loaning CW-Bermuda the funds to construct the plant and we will manage the plant’s operations. We expect construction of the Tynes Bay plant to be completed in June 2008. Although we own only 40% of the common shares of CW-Bermuda, we include its amounts in our consolidated financials statements as we are its primary financial beneficiary.
Our Operations
We have three principal business segments: retail water operations, bulk water operations and services operations. Our retail water operations supply water to end-users, including residential, commercial and government customers. Through our bulk water operations we supply water to distributors and commercial suppliers, including governments and wholesalers. Our retail and bulk operations serve customers in the Cayman Islands, Belize, the British Virgin Islands and The Bahamas. Our services operations provide engineering and management services, which include designing and constructing desalination plants, and managing and operating plants owned by other companies.
For fiscal year 2007, our retail water, bulk water and service operations generated approximately 40%, 45% and 15%, respectively, of our consolidated revenues. For information about our business segments and geographical information about our operating revenues and long-lived assets, see Note 17 to our audited consolidated financial statements at Item 18 of this Annual Report.
Retail Water Operations
For fiscal years 2007, 2006 and 2005, our retail water operations accounted for approximately 40%, 47% and 51%, respectively, of our consolidated revenues. These operations are comprised of businesses in the Cayman Islands and The Bahamas that produce and supply water to end-users, including residential, commercial and government customers.

Retail Water Operations in the Cayman Islands
We sell water through our retail operations to a variety of residential and commercial customers through our wholly-owned subsidiary Cayman Water, which operates under an exclusive license issued to us by the Cayman Islands government under The Water Production and Supply Law of 1979. Pursuant to the license, we have the exclusive right to produce potable water and distribute it by pipeline to our licensed service area which includes the Seven Mile Beach and West Bay areas of Grand Cayman, two of the three most populated areas in the Cayman Islands.
Under our exclusive license, we pay a royalty to the government of 7.5% of our gross water sales revenues. The selling prices of water sold to our customers, except for the prices under our agreements with the Cayman Beach Suites Hotel, Britannia Golf Course and North Sound Golf Club, are set out under the license and vary depending upon the type and location of the customer and the monthly volume of water purchased. The license provides for an automatic adjustment for inflation or deflation on an annual basis, subject to temporary limited exceptions, and an automatic adjustment for the cost of electricity on a monthly basis. The Water Authority-Cayman, on behalf of the government, reviews and confirms the calculations of the price adjustments for inflation and electricity costs. If we want to adjust our prices for any reason other than inflation or electricity costs, we have to request prior approval of the Cabinet of the Cayman Islands government. Disputes regarding price adjustments are referred to arbitration. Our last price increase, requested in June 1985, was granted in full.
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
Facilities
Our retail operations in the Cayman Islands currently produce potable water at three reverse osmosis seawater conversion plants in Grand Cayman: our Governor’s Harbour, West Bay and Britannia plants. We own the land for our Governor’s Harbour and West Bay plants and have entered into a lease for the land for our Britannia plant which has more than 19 years remaining. The current production capacity of our Governor’s Harbour plant is 2.2 million U.S. gallons of water per day. This production capacity was expanded on a temporary basis during 2007 from the original capacity of 1.2 million U.S. gallons per day, and we anticipate completing a permanent expansion of the plant’s capacity by March 2009. The production capacity of the Britannia plant is 715,000 U.S. gallons of water per day. The Britannia plant was destroyed by Hurricane Ivan in September 2004 but was rebuilt and placed back in operation in October 2005. The production capacity of the West Bay plant was 710,000 U.S. gallons of water per day during 2007 and we completed an expansion of the production capacity of this plant to 920,000 U.S. gallons of water per day in January 2008. Since the Governor’s Harbour and West Bay plants began production of water, they have consistently been capable of operating at or near their rated capacity.
Electricity to our plants is supplied by Caribbean Utilities Co. Ltd. (“CUC”), a publicly traded utility company. At all three plant sites from which we supply water to our distribution pipeline we maintain diesel driven, standby generators with sufficient capacity to operate our distribution pumps and other essential equipment, but not our reverse osmosis desalination equipment, during any temporary interruptions in electricity supply. Feed water for the reverse osmosis units is drawn from deep wells with associated pumps on the properties. Reject water is discharged into brine wells on the properties at a deeper level than the feed water intakes.
In the event of an emergency, our distribution system is connected to the distribution system of Water Authority-Cayman. In prior years in order to efficiently maintain our equipment, we have purchased water from Water Authority-Cayman for brief periods of time. We have also sold potable water to Water Authority-Cayman.
Our pipeline system in the Cayman Islands covers the Seven Mile Beach and West Bay areas of Grand Cayman and consists of approximately 68 miles of PVC pipeline. We extend our distribution system periodically as property developments are completed. We have a main pipe loop covering a major part of the Seven Mile Beach area. We place extensions of smaller diameter pipe off our main pipe to service new developments in our service area. This system of building branches from the main pipe keeps construction costs low and allows us to provide service to new areas in a timely manner. During 2006 and 2007, we completed a number of small pipeline extensions into newly developed properties within our distribution system. Developers are responsible for laying the pipeline within their developments at their own cost, but in accordance with our specifications. When a development is completed, the developer then transfers operation and maintenance of the pipeline to us.
We have a comprehensive layout of our pipeline system, superimposed upon digital aerial photographs, which is maintained using a computer aided design system. This system is interconnected with a computer generated hydraulic model, which allows us to accurately locate pipes and equipment in need of repair and maintenance. It also helps us to plan extensions and upgrades.
Customers
We enter into standard contracts with hotels, condominiums and other properties located in our existing licensed area to provide potable water. In the Seven Mile Beach area, our primary customers are the hotels and condominium complexes that serve the tourist industry. In the West Bay area, our primary customers are residential homes.
Although adversely impacted in 2004 and 2005 by Hurricane Ivan, which struck the island in September 2004, development continues to take place on Grand Cayman, and particularly in our licensed area, to accommodate both the growing local population and the tourism market. Because our license requires us to supply water to developments in our licensed area, the planning department of the Cayman Islands government routinely advises us of proposed developments. This advance notice allows us to manage our production capacity to meet anticipated demand. We believe that we have a sufficient supply of water to meet the foreseeable future demand.
We bill on a monthly basis based on metered consumption and bills are typically collected within 30 to 35 days after the billing date and receivables not collected within 45 days subject the customer to disconnection from water service. In 2007 and 2006, bad debts represented less than 1% of our total annual sales. Customers who have had their service disconnected must pay re-connection charges.
The following table sets forth our approximate total number of customer connections and the volume of water sold in the Cayman Islands as of, and for the indicated years ended December 31:
Cayman Islands — Retail Water Customer Connections and Volume of Water Sold

	2007	2006	2005	2004	2003
Number of Customer Connections	4,600	4,300	3,800	3,600	3,300

Volume of Water Sold (U.S. Gallons, In Thousands):
Commercial	554,087	562,702	427,439	451,609	429,013
Residential	202,988	173,665	157,924	122,699	107,528
Government	45,623	12,789	8,929	7,584	6,164

Total	802,698	749,156	594,292	581,892	542,705

The table above does not precisely represent our actual number of customers or facilities that we serve. For example, in hotels and condominiums, we may only have a single customer who is the operator of the hotel or the condominium while supplying water to all of the units within that hotel or condominium development. Of the customer connections indicated in the table above for 2007, 66% were residential, 33% were hotels, condominiums and other commercial customers and 1% were government facilities.
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
Customers
We provide retail water to South Bimini International Ltd (“SBI”), a Bahamian company, pursuant to a water supply agreement entered into with SBI in 2000. Under our agreement, we provide potable water to Bimini Sands Resort, a marina and condominium development. Under our agreement, SBI is committed to pay for a minimum of 3,000 U.S. gallons of water per customer per month (36,000 U.S. gallons per customer per year) on a take or pay basis for the Bimini Sands Resort. The price of water supplied is adjusted for inflation annually based on Bahamian and U.S. government indices, and adjusted monthly for changes in the cost of electricity. We have also sold water intermittently to the Water and Sewerage Corporation of the Bahamas (“WSC”) when their regular supply was unavailable. During 2007, we supplied SBI with 4.4 million U.S. gallons of water and the WSC with 3.9 million U.S.Gallons of water.
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
Retail Water Demand and Average Sales Prices
The table below sets forth the total volume of water we supplied to our retail water customers on a quarterly basis for the indicated years ended December 31:
Retail Water Total Volume by Quarter
(U.S. Gallons, In Thousands)

	2007	2006	2005	2004	2003
First Quarter	217,263	209,334	146,461	176,346	141,575
Second Quarter	221,453	213,570	159,745	175,813	144,134
Third Quarter	189,734	175,971	137,881	123,512	125,510
Fourth Quarter	182,531	156,640	154,972	110,754	134,957

Total	810,981	755,515	599,059	586,425	546,176

Our average sales prices of potable water sold to our retail water customers for the indicated years ended December 31 were:
Retail Water Average Sales Prices

	2007	2006	2005
Average Sales Price Per 1,000 U.S. Gallons	$23.66	$23.82	$22.32

Bulk Water Operations
For fiscal years 2007, 2006 and 2005, our bulk water operations accounted for approximately 45%, 48% and 45%, respectively, of our consolidated revenues and are comprised of businesses in the Cayman Islands, Belize, and The Bahamas. These businesses produce potable water from seawater and sell this water to governments and private customers.

Bulk Water Operations in the Cayman Islands
We sell bulk water in the Cayman Islands through our wholly-owned subsidiary OC-Cayman.
Facilities
We operate three reverse osmosis seawater conversion plants in Grand Cayman that are owned by Water Authority-Cayman: the Red Gate Road, Lower Valley and North Sound plants, which have production capacities of approximately 1.3 million, 1.1 million and 1.6 million U.S. gallons of water per day, respectively. The North Sound plant operating capacity was expanded from approximately 0.8 million U.S. gallons to 1.6 million U.S. gallons of water per day during 2007. Each of these plants was damaged to varying degrees from Hurricane Ivan in September 2004 and was restored to fully operational status and production capacity in the fourth quarter of 2004. The plants that we operate for Water Authority-Cayman are located on land owned by the Cayman Islands government.
Customers
We provide bulk water on a take-or-pay basis to the Water Authority-Cayman, a government owned utility and regulatory agency, under various licenses and agreements. The Water Authority-Cayman in turn distributes that water to properties in the parts of Grand Cayman that are outside of our retail licensed area. During 2007, we supplied the Water Authority-Cayman with 993 million U.S. gallons of water.
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
In December 2001, we were granted a seven-year water supply license, effective November 2002, by the Cayman Islands government to supply desalinated water from the North Sound plant through November 2009. Under the terms of this license OC-Cayman is obligated to deliver to the Water Authority-Cayman the amount of water it demands or 713,000 U.S. gallons of water per day on average each month, whichever is less. In January 2007, we were granted an extension to this water supply license for a period of seven years by the Cayman Island government, effective on 1 April 2007. Under the terms of this extension, we are obligated to deliver to the Water Authority-Cayman the amount of water it demands from the North Sound Plant or 1.43 million U.S. gallons per day, whichever is less.
In August 2005, we were granted a seven-year extension to the water supply license, with effect from January 2006, by the Cayman Islands government to supply desalinated water from the Lower Valley plant through January 2013. Under the terms of this license, we increased the capacity of the Lower Valley plant to 1.1 million U.S. gallons of water per day in exchange for adjusting the capital element of the total price. .
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
Electricity to our plant is supplied by Belize Electricity Limited. At the plant site, we maintain a diesel driven, standby generator with sufficient capacity to operate our water production equipment during any temporary interruption in the electricity supply. Feed water for the reverse osmosis units is drawn from deep wells with associated pumps on the property. Reject water is discharged into brine wells on the property at a level below that of the feed water intakes.

Customers
We are the exclusive provider of water to Belize Water Services Ltd. (“BWSL”), which distributes the water through its own pipe line system to residential, commercial and tourist properties in Ambergris Caye, Belize. BWSL distributes our water primarily to residential properties, small hotels, and businesses that serve the tourist market. The base price of water supplied, and adjustments thereto, are determined by the terms of the contract, which provides for annual adjustments based upon the movement in the government price indices specified in the contract, as well as monthly adjustments for changes in the cost of diesel fuel and electricity. Demand is less cyclical than in our other locations due to a higher proportion of residential to tourist demand. During 2007, we supplied BWSL with 148.9 million U.S. gallons of water.
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
On October 3, 2005, a controlling interest in BWSL was sold back to the Belize Government. This transaction effectively reversed the 2001 privatization of BWSL. We do not anticipate that this change in control of our customer will affect our contractual arrangement with BWSL.
Bulk Water Operations in The Bahamas
In The Bahamas, we sell bulk water through our majority-owned subsidiary, CW-Bahamas.
Facilities
We currently supply bulk water in The Bahamas from our Windsor and Blue Hills plants. We supply water from our Windsor plant under the terms of a 15-year water supply agreement dated May 7, 1996 effective March 1998. In October 2005, we temporarily expanded this plant’s capacity from 2.6 to 4.1 million U.S. gallons per day. During August 2006 we relocated some of the portable reverse osmosis units used to expand our Windsor plant to our retail water operations in the Cayman Islands, reducing our Windsor plant production capacity to 3.1 million U.S. gallons per day. We supply water from our Blue Hills plant under the terms of a twenty-year water supply agreement dated May 20, 2005 effective July 2006. The Blue Hills plant is capable of producing 7.2 million U.S. gallons of potable water per day, and is our largest seawater conversion facility to date.
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
Customers
We provide bulk water to the Water and Sewerage Corporation of The Bahamas (“WSC”), which distributes the water through its own pipeline system to residential, commercial and tourist properties on the Island of New Providence. During 2007, CW-Bahamas supplied WSC with approximately 3.4 billion U.S. gallons of water.
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
Within the past three years, we have experienced various equipment failures and operational problems which caused us to incur penalties for not supplying minimum water volumes to the WSC. We also incurred penalties for not meeting diesel fuel and electricity efficiencies specified in our water sale agreement with the WSC. These penalties totaled $452,184, $367,257, and $571,349 in 2007,

2006, and 2005, respectively. We have undertaken a program to replace certain equipment prone to repetitive failure and to reduce the fouling tendency of the feed water to the plant.
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
Our agreement with the WSC for the Blue Hills plant contains a non-revenue water (“NRW”) component that requires us to reduce the amount of water lost by the public water distribution system on New Providence Island over a one year period by 438 million U.S. gallons. Until such time as we could demonstrate to the WSC that we have achieved this reduction, we were required to provide 1.2 million U.S. gallons of water per day to the WSC from the Blue Hills plant at no cost to the WSC. We are solely responsible for the engineering, labor and materials costs incurred to effect the lost water reduction.
We have diligently pursued completion of the NRW project in order to reduce operating costs and improve the profitability of the Blue Hills operation. In September 2007, using standards promulgated by the International Water Association, we completed an internal assessment of our progress in achieving the water savings required under the Blue Hills agreement and submitted our assessment to the WSC. Based upon this assessment, the standards for which require us to validate the results for a period of time prior to September 2007, we believe we met the NRW requirement effective March 1, 2007. Consequently, we have invoiced the WSC (but did not previously recognize as revenue) approximately $618,000 for the non-revenue water provided from March 1, 2007, through September 30, 2007. The WSC has confirmed by letter dated January 11, 2008 that the NRW project was completed on July 1, 2007, but has not provided any technical support for this later completion date. We have disputed the July 1, 2007 completion date and have asked WSC for technical information in support of this decision. We have subsequently closed out the NRW project and discharged all remaining NRW obligations to WSC. While we believe we have met the NRW requirement as of March 1, 2007, and are therefore contractually entitled to receive payment for all of these NRW invoices, because of the uncertainty associated with the WSC review and approval of our assessment, we have reserved for the NRW amounts invoiced for the period March 1, 2007 through June 30, 2007 of approximately $332,000 in our results of operations for 2007. We can offer no assurances as to whether or not the remaining NRW invoices will ultimately be collected and recognized as revenues.
Bulk Water Demand and Average Sales Prices
The table below sets forth the total volume of water we supplied to our bulk water customers on a quarterly basis for the indicated years ended December 31:
Bulk Water Total Volume By Quarter
(U.S. Gallons, In Thousands)

	2007	2006	2005	2004	2003
First Quarter	1,101,720	585,297	441,498	438,851	133,682
Second Quarter	1,079,858	684,452	456,625	458,455	208,107
Third Quarter	1,070,677	1,040,096	442,404	424,665	345,307
Fourth Quarter	1,112,370	1,044,701	506,892	424,434	414,404

Total	4,364,625	3,354,546	1,847,419	1,746,405	1,101,500

Our average sales prices of potable water sold to our bulk water customers for the indicated years ended December 31 were as follows:
Bulk Water Average Sales Prices

	2007	2006	2005
Average Sales Price Per 1,000 U.S. Gallons	$5.06	$5.46	$6.35

Services Operations
For fiscal years 2007, 2006 and 2005, our services operations accounted for approximately 15%, 5%, and, 4%, respectively, of our consolidated revenues and are comprised of businesses in the Cayman Islands, Bermuda and Barbados. These businesses provide engineering and management services, including designing and constructing desalination plants, and managing and operating plants owned by other companies. Our service contract in Barbados terminated in June 2007. Revenues recorded from this contract amounted to approximately $237,800, $430,300 and $410,700 for 2007, 2006 and 2005, respectively.
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
In 2003, DWEER Technology Ltd. (“DWEER Tech”), the owner of the DWEER™ technology, licensed the worldwide rights to the DWEER™ technology to Calder AG, a Swiss company. On February 26, 2004, we entered into a new exclusive Caribbean distributorship agreement with Calder AG for the DWEER™ technology, and amended the terms of our distributorship agreement with DWEER Tech. Our agreements with Calder AG and DWEER Tech were amended in 2005 to allow DesalCo to manufacture components for legacy DWEER™ systems that currently operate in the majority of our desalination facilities. In August 2007, we entered into an agreement with Calder AG to assist them with new product testing, which when made effective, will provide a 5 year extension of our exclusive Calder products distributorship in our primary market area.
In late 2005, we established a wholly-owned U.S. subsidiary, Aquilex, Inc., to provide financial, engineering and supply chain support services to certain of our operating segments.
Affiliate Operations
Our affiliate, OC-BVI, sells water to one bulk customer in the British Virgin Islands. We own 50% of the voting shares of OC-BVI and have an overall 43.5% equity interest in the profits of OC-BVI. We also own separate profit sharing rights in OC-BVI that raise our effective interest in OC-BVI’s profits from 43.5% to 45.1%. Sage Water Holdings (BVI) Limited (“Sage”) owns the remaining 50% of the voting shares of OC-BVI and the remaining 54.9% interest in its profits. Under the Articles of Association of OC-BVI, we have the right to appoint three of the six directors of OC-BVI. Sage is entitled to appoint the remaining three directors. In the event of a tied vote of the Board, the President of the Caribbean Water and Wastewater Association, a regional trade association comprised primarily of government representatives, is entitled to appoint a junior director to cast a deciding vote.
We provide certain engineering and administrative services to OC-BVI for a monthly fee and a bonus arrangement which provides for payment of 4.0% of the net operating income of OC-BVI.
We account for our interests in OC-BVI using the equity method of accounting.
Customer
OC-BVI sells bulk water to the Government of The British Virgin Islands Water and Sewerage Department (“BVIW&S”), which distributes the water through its own pipeline system to residential, commercial and tourist properties on the islands of Tortola and Jost Van Dyke in the British Virgin Islands. During 2007, OC-BVI supplied BVIW&S with 536 million U.S. gallons of water from its desalination plants located at Baughers Bay, Tortola, and Jost Van Dyke in the British Virgin Islands.

Facilities
OC-BVI operates a seawater reverse osmosis plant at Baughers Bay, Tortola, in the British Virgin Islands, which has a production capacity of 1.7 million U.S. gallons per day. The plant has an advanced energy recovery system, generates its own electrical power on site using two large Caterpillar diesel driven generator units and also purchases electricity from the BVI Electric Co. to power ancillary equipment and provide building lighting. In 2007 OC-BVI completed the construction of a 700,000 U.S. gallons per day plant at Bar Bay, Tortola in the British Virgin Islands. This plant, while operational, is idle pending negotiation of an agreement for the plant with the BVI government.
In October 2006, we were notified by OC-BVI that the Ministry of Communications and Works of the Government of the British Virgin Islands (the “Ministry”) had asserted a purported right of ownership of OC-BVI’s Baughers Bay desalination plant pursuant to the terms of a Water Supply Agreement dated May 1990 (the “1990 Agreement”) and had invited OC-BVI to submit a proposal for its continued involvement in the production of water at the Baughers Bay plant in light of the Ministry’s planned assumption of ownership. This matter remains in dispute and in November 2007 the Ministry commenced litigation against OC-BVI seeking ownership of the Baughers Bay plant. See further discussion at Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Material Commitments, Expenditures and Contingencies.”
Reverse Osmosis Technology
The conversion of saltwater to potable water is called desalination. The two primary forms of desalination are distillation and reverse osmosis. Both methods are used throughout the world and technologies are improving to lower the costs of production. Reverse osmosis is a separation process in which the water from a pressurized saline solution is separated from the dissolved material by passing it over a semi-permeable membrane. The saline (or feed) water is first passed through a pretreatment system, which generally consists of fine filtration and the addition of precipitation inhibitors. Pre-treatment removes suspended solids, prevents salt precipitation and keeps the membranes free of microorganisms. Next, a high-pressure pump enables the water to actually pass through the membrane, while dissolved salts are rejected. The feed water is pumped into a vessel where it is pressurized against the membrane. As a portion of the feed water passes through the membrane leaving more than 98% of its dissolved solids behind, the remaining feed water increases in salt content. This remaining feed water is discharged without passing through the membrane. The energy created by this concentrated feed water or brine as it leaves the pressure vessel is used by an energy recovery device to assist in pressurizing new feed water subsequently introduced into the pressure vessel. The final step is post-treatment, which consists of stabilizing the water, removing undesirable dissolved gases and adjusting the pH and chlorination to prepare it for distribution.
We use reverse osmosis technology to convert seawater to potable water. We believe that this technology is the most effective and efficient conversion process for our market. However, we are always seeking ways to maximize efficiencies in our current processes and investigating new, more efficient processes to convert seawater to potable water. The equipment at our plants is among the most energy efficient available and we monitor and maintain our equipment in an efficient manner. As a result of our years of experience in seawater desalination, we believe that we have an expertise in the development and operation of desalination plants which is easily transferable to locations outside of our current operating areas.
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
The Cayman Islands
The Cayman Islands are a British Overseas Territory and have had a stable political climate since 1670, when the Treaty of Madrid ceded the Cayman Islands to England. The Queen of England appoints the Governor of the Cayman Islands to make laws with the advice and consent of the legislative assembly. There are 15 elected members of the legislative assembly and three members appointed by the Governor from the Civil Service. The Cabinet is responsible for day-to-day government operations. The Cabinet consists of five ministers who are chosen by the legislative assembly from its 15 popularly elected members, and the three Civil Service members. The Governor has reserved powers and the United Kingdom retains full control over foreign affairs and defense. The Cayman Islands are a common law jurisdiction and have adopted a legal system similar to that of the United Kingdom.

The Cayman Islands have no taxes on profits, income, distributions, capital gains or appreciation. We have exemptions from, or receive concessionaire rates of customs duties on capital expenditures for plant and major consumable spare parts and supplies imported into the Cayman Islands as follows:
• We do not pay import duty or taxes on reverse osmosis membranes, electric pumps and motors and chemicals, but we do pay duty at the rate of 10% of the cost, including insurance and transportation to the Cayman Islands, of other plant and associated materials and equipment to manufacture or supply water in the Seven Mile Beach or West Bay areas; and
• OC-Cayman pays all customs duties up to 10% with respect to materials and supplies imported for the Red Gate plant and is reimbursed amounts in excess of this percentage by the Water Authority-Cayman. OC-Cayman pays full customs duties in respect of all other plants that it operates for Water Authority-Cayman.
The stamp tax (7.5% to 9% depending on location) on the transfer of ownership of land in the Cayman Islands is a major source of revenue to the Cayman Islands government. To prevent stamp tax avoidance by transfer of ownership of the shares of a company which owns land in the Cayman Islands (as opposed to transfer of the land itself), The Land Holding Companies (Share Transfer Tax) Law was passed in 1976. The effect of this law is to charge a company, which owns land or an interest in land in the Cayman Islands, a tax based on the value of its land or interest in land attributable to each share transferred. The stamp tax calculation does not take into account the proportion which the value of a company’s Cayman land or interest in land bears to its total assets and whether the intention of the transfer is to transfer ownership of part of a company’s entire business or a part of its Cayman land or interest in land
Prior to our common shares becoming publicly traded in the United States, we paid this tax on private share transfers. We have never paid the tax on transfers of our publicly traded shares and requested an exemption in 1994. On April 10, 2003, we received notice that the Cayman Islands government had granted an exemption from taxation for all transfers of our shares. We believe it is unlikely that government will seek to collect this tax on transfers of our publicly traded shares during 1994 through April 10, 2003.
The Bahamas
The Commonwealth of the Bahamas is an independent nation and a constitutional parliamentary democracy with the Queen of England as the constitutional head of state. The basis of Bahamian law and legal system is the English common law tradition with a Supreme Court, Court of Appeals, and a Magistrates court.
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
The Government of Belize has exempted CW-Belize from certain customs duties and all revenue replacement duties until April 18, 2026, and had exempted CW-Belize from company taxes until January 28, 2006. Belize levies a gross receipts tax on corporations at a rate varying between 0.75% and 25%, depending on the type of business, and a corporate income tax at a rate of 25% of chargeable income. Gross receipts tax payable amounts are credited towards corporate income tax. The Government of Belize recently implemented certain environmental taxes and a general sales tax effective July 1, 2006 and increased certain business and personal taxes and created new taxes effective March 1, 2005. Under the old tax structure without our exemption, we believe our business would be subject to a 1.25% gross receipts tax and income tax. Belize levies import duty on most imported items at rates varying between 0% and 45%, with most items attracting a rate of 20%. Under the terms of our water supply agreement with BWSL we are reimbursed by BWSL for all taxes and customs duties that we are required to pay.
The British Virgin Islands
The British Virgin Islands is a British Overseas Territory that was first settled by the Dutch in 1648 and annexed by the British in 1672. It adopted a new constitution in 2007 and is a constitutional democracy with three branches of government: the Executive Council, the Judiciary and the Legislative Council. Executive authority is vested in the Queen of England, exercised through her representative, the Governor. The Governor has responsibility for the courts, public service, police, and foreign affairs, defense and full policy-making authority. The Governor is not a member of the Executive Council but receives assistance with the day-to-day operations of the government. The Executive Council, comprised of various members of the legislature, is nominated by the Premier and appointed by the Governor. The Parliament or Legislative Council is made up of thirteen (13) seats with members elected by popular vote, serving up to but no more than four-year terms. The British Virgin Islands are an English common law jurisdiction with a Supreme Court, Court of Appeals and Magistrates Court.
The British Virgin Islands imposes a corporate income tax at a rate of 15% of net income. However, OC-BVI, received an exemption, under the water supply agreement with The British Virgin Islands government, from all taxes, duties, levies and impositions on items, which it imports for the Baughers Bay plant.
Market and Service Area
Although we currently operate in the Cayman Islands, Belize, The British Virgin Islands and The Bahamas, we believe that our potential market consists of any location where there is a need for potable water. The desalination of seawater, either through distillation or reverse osmosis, is the most widely used process for producing fresh water in areas with an insufficient natural supply. We believe our experience in the development and operation of distillation and reverse osmosis desalination plants as well as our exclusive rights in the Caribbean to the DWEER™ energy recovery system provides us with a significant opportunity to successfully expand our operations beyond the markets in which we currently operate.
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
According to the most recent information published by the Economics and Statistics Office of the Cayman Islands Government, the population of the Cayman Islands was estimated in December 2005 to be approximately 52,000. According to the figures published by the Department of Tourism Statistics Information Center, during the year ended December 31, 2007 tourist air arrivals increased by 46.5% and tourist cruise ship arrivals decreased 6.8% over the same period in 2006.
Total visitors for the year decreased from 2.2 million in 2006 to 2.0 million in 2007. We believe that our water sales in the Cayman Islands are more positively impacted by tourists that arrive by air than by those arriving by cruise ship, since cruise ship tourists generally only remain on island for one day or less as they do not remain on island overnight.
Tourist air arrivals increased 8.9% and cruise ship arrivals decreased 13.2% in January 2008 compared to the same period in 2007. At this time we are not able to determine whether these trends will continue through 2008.
In December 2005, the Ritz-Carlton Hotel, condominiums and golf course development began operations. This development is required to purchase potable water from us for the hotel and condominiums under the terms of our exclusive license agreement, but not for its golf course.
During 2002, the government of the Cayman Islands amended the Development and Planning Law to permit construction of buildings up to seven stories in certain zones within our license area, including commercial and hotel zones. Previously, buildings in these zones were only permitted to be built to three stories. We believe that this change in the law has and will continue to facilitate the development of certain properties within our license area that may have otherwise not developed under the old height restriction, and it has already facilitated the re-development of a number of existing properties, which have been demolished and are being re-built under the terms of the new height restrictions.
Our current operations in Belize are located on Ambergris Caye, which consists of residential, commercial and tourist properties in the town of San Pedro. This town is located on the southern end of Ambergris Caye. Ambergris Caye is one of many islands located east of the Belize mainland and off the southeastern tip of the Yucatan Peninsula. Ambergris Caye is approximately 25 miles long and, according to the Belize National Population Census 2000, has a population of about 4,500 residents, which has increased approximately 144% over the previous ten years. We provide bulk potable water to BWSL, which distributes this water to this market. BWSL currently has no other source of potable water on Ambergris Caye. Our contract with BWSL makes us their exclusive producer of desalinated water on Ambergris Caye though 2026.
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
The British Virgin Islands are an British Overseas Territory and are situated east of Puerto Rico. They consist of 16 inhabited and more than 20 uninhabited islands, of which Tortola is the largest and most populated island. The islands are the center for many large yacht-chartering businesses.
Competition
Cayman Islands. Pursuant to our license granted by the Cayman Islands government, we have the exclusive right to provide retail water within our licensed service area on Grand Cayman. At the present time, we are the only non government-owned public water utility on Grand Cayman. The Cayman Islands government, through Water Authority-Cayman, supplies water to parts of Grand Cayman located outside of our licensed service area. Although we have no competition within our exclusive retail license service area, our ability to expand our service area is at the discretion of the Cayman Island government. Prior to 1991, any owner of property within our exclusive retail license service area could install water-making equipment for its own use. Since 1991, that option is only available to private residences, although water plants in existence prior to 1991 can be maintained but not replaced or expanded. The Cayman Islands government, through Water Authority-Cayman, supplies water to parts of Grand Cayman outside of our licensed service area. We compete with such companies as GE Water, Veolia, and IDE for bulk water supply contracts with the Water Authority-Cayman.
Belize. On Ambergris Caye in Belize, our water supply contract with Belize Water Services Limited is exclusive, and Belize Water Services Limited can no longer seek contracts with other water suppliers, or produce water themselves, to meet their future needs in San Pedro, Ambergris Caye, Belize.
The Bahamas. On South Bimini Island in The Bahamas, we supply water to a private developer and do not have competitors. GE Water operates a seawater desalination plant on North Bimini Island. We competed with companies such as GE Water, Veolia, IDE, Pridesa, Inima and Biwater for the new contract with the Bahamian government to build and operate a seawater desalination plant at Blue Hills, New Providence, Bahamas. We expect to compete with these companies and others for future water supply contracts in The Bahamas.
British Virgin Islands. In the British Virgin Islands, GE Water operates seawater desalination plants in West End and Sea Cows Bay, Tortola, and on Virgin Gorda and generally bids against OC-BVI for projects.

To implement our growth strategy outside our existing operating areas, we will have to compete with the same companies we competed with for the Blue Hills project in Nassau, Bahamas such as GE Water, Veolia, IDE, Pridesa, Inima and Biwater. These companies currently operate in areas in which we would like to expand our operations. These companies already maintain worldwide operations and have greater financial, managerial and other resources than our company. We believe that our low overhead costs, knowledge of local markets and conditions and our efficient manner of operating desalinated water production and distribution equipment will provide us competitive advantage on projects in the Caribbean basin and surrounding areas.
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
Belize, The Bahamas, British Virgin Islands. With respect to our Belize and Bahamas operations and OC-BVI’s British Virgin Islands operations, we and OC-BVI are required by our water supply contracts to take all reasonable measures to prevent pollution of the environment. We are licensed by the Belize and Bahamian governments to discharge concentrated seawater, which is a byproduct of our desalination process, into deep disposal wells. OC-BVI is licensed by the British Virgin Islands government to discharge concentrated seawater into the sea. We operate our plants in a manner so as to minimize the emission of hydrogen sulfide gas into the environment.
We are not aware of any existing or pending environmental legislation, which may affect our operations. To date we have not received any complaints from any regulatory authorities regarding hydrogen sulfide gas emission, nor any other matter relating to operations.
Employees
As of February 28, 2008, we employed a total of 96 persons, 51 in the Cayman Islands, 24 in The Bahamas, 15 in the United States and six in Belize. We also managed the eight employees of OC-BVI in the British Virgin Islands. We have eight executive management personnel and 24 administrative and clerical employees. The remaining employees are engaged in engineering, purchasing, plant maintenance and operations, pipe laying and repair, leak detection, new customer connections, meter reading and laboratory analysis of water quality. None of our employees is a party to a collective bargaining agreement. We consider our relationships with our employees to be good.
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
You may access, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, plus amendments to such reports as filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, on the website of the Securities and Exchange Commission (the “SEC”) as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. In addition, paper copies of these documents may be obtained free of charge by writing us at the following address: Consolidated Water Co. Ltd., P.O. Box 1114 GT, Regatta Business Park, Windward 3, 4th Floor, Grand Cayman, KY1-1102 , Cayman Islands, Attention: Investor Relations; or by calling us at (345) 945-4277.

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
In the Cayman Islands, we provide water to retail customers under a license originally issued to us in December 1979 by the Cayman Islands government that grants us the exclusive right to provide water to retail customers within our licensed service area. Our service area is comprised of an area on Grand Cayman that includes the Seven Mile Beach and West Bay areas, two of the three most populated areas in the Cayman Islands. For the year ended December 31, 2007, we generated approximately 40% of our consolidated revenue from our retail water operations conducted pursuant to our exclusive license. Our license expires in July 2010. If we are not in default of any terms of the license, we have a right of first refusal to renew the license on terms that are no less favorable than those that the government offers to any third party. If we are unable to renew our license or negotiate a new license on satisfactory terms, we could lose a significant portion of our current revenues and our results of operations, cash flows and financial condition could be adversely affected.
We rely on fixed-term water supply and/or service agreements with our bulk customers in the Cayman Islands, Belize and The Bahamas, which may not be renewed or may be renewed on terms less favorable to us.
All of our bulk water supply agreements are for fixed terms ranging originally from seven to 23 years and with a range of approximately one to 19 years remaining. Upon expiration, these agreements may not be renewed or may be renewed on less favorable terms. In addition, certain of these agreements for plants not owned by us provide for our customers to take over the operations of the plant upon expiration of the contract term. If this occurs, we may no longer generate income from such plant. In instances where we own the plant that produces the water under an agreement that is not renewed or renewed with lower production quantities, we may not be able to find a new customer for the plant’s excess production capacity. If our fixed-term agreements are not renewed or are renewed on less favorable terms, our results of operations, cash flows and financial condition could be adversely affected.
The water supply agreement between the British Virgin Islands Water and Sewerage Department and our affiliate, OC-BVI, is on a month-to-month basis and could be cancelled or renegotiated on less favorable terms.
Since the expiration of the initial term of their bulk water supply agreement in May 1999, OC-BVI has supplied water to the British Virgin Islands Water and Sewerage Department under what it considers to be a month-to-month supply arrangement. Under this arrangement, the British Virgin Islands government could cease purchasing water from OC-BVI at any time. OC-BVI has continued to make attempts to negotiate a new water supply agreement. However, this agreement may not be renewed and a new agreement may not be reached. If a new agreement is obtained, it may be on terms less favorable to OC-BVI than the current arrangement. For the years ended December 31, 2007, 2006 and 2005 we recognized approximately $1.6 million, $1.4 million and $1.4 million, respectively, in income from our equity investment in the earnings of OC-BVI. For these same years, we recognized approximately $669,000, $1,500,000 and $680,000, respectively, in revenues from our agreement to provide management services to OC-BVI. We also recognized approximately $445,000, $508,000, and $485,000 in other income for the years ended December 31, 2007, 2006 and 2005, respectively, from a profit-sharing agreement we have with OC-BVI. As of December 31, 2007, our loans to, and equity investment in, OC-BVI equaled approximately $17.5 million and the recorded value of our management services agreement, which is reflected on our balance sheet as an intangible asset, was approximately $856,000. In the event that the British Virgin Islands government ceased purchasing water from OC-BVI, or entered into a new contract with OC-BVI on less favorable terms than the existing supply arrangement, the values of our investment in OC-BVI, loan to OC-BVI and OC-BVI intangible asset would decline, and we could be required to record impairment charges to reduce the carrying values of these assets. Such impairment charges could reduce our earnings and could have a significant adverse impact on our results of operations and financial condition.

The British Virgin Islands government has asserted a purported right of ownership of OC-BVI’s Baughers Bay plant. If this right is found to be enforceable and is exercised by the government, OC-BVI will lose ownership of the Baughers Bay plant.
In October 2006, the British Virgin Islands government notified OC-BVI that it was asserting a purported right of ownership of OC-BVI’s desalination plant in Baughers Bay, Tortola pursuant to the terms of a water supply agreement dated May 1990 (or the “1990 Agreement”) and invited OC-BVI to submit a proposal for its continued involvement in the production of water at the Baughers Bay plant. While OC-BVI believes that the government’s claim can be resolved to the satisfaction of both parties through the negotiation of a new agreement, we cannot assure you that the government shares this belief or that such a result will occur. On November 15, 2007, OC-BVI issued a demand letter to the BVI Government for approximately $6.2 million representing amounts that OC-BVI claimed were due by the BVI Government for water sold and delivered plus interest and legal fees. In response to OC-BVI’s demand for payment, the BVI Government issued a letter dated November 19, 2007 that reasserted its claim that ownership of the Baughers Bay plant has passed to the BVI Government and rejected OC-BVI’s claim for payment. OC-BVI advised the BVI Government in correspondence dated November 21, 2007 that it was demanding that the dispute between OC-BVI and the BVI Government be submitted to arbitration pursuant to the terms of the 1990 Agreement. On the following day, OC-BVI’s management was informed that the BVI Government had filed a lawsuit with the Eastern Caribbean Supreme Court seeking ownership of the Baughers Bay plant. For the years ended December 31, 2007 and 2006 we recognized approximately $1.6 million and $1.4 million, respectively in income from our equity investment in the earnings of OC-BVI and approximately $669,000 and $1.5 million in revenue, respectively, from our agreement to provide management services to OC-BVI. We also recognized approximately $445,000 and $508,000 in other income for the years ended December 31, 2007 and 2006, respectively, from a profit-sharing agreement we have with OC-BVI. As of December 31, 2007, our loans to, and equity investment in, OC-BVI totaled approximately $17.5 million and the recorded value of our management services agreement, which is reflected on our balance sheet as an intangible asset, was approximately $856,000. If the government’s right of ownership under the 1990 Agreement is found to be enforceable, OC-BVI may be forced to accept a water supply arrangement with the government on less favorable terms, and if the government exercises its purported right, OC-BVI could lose ownership of the Baughers Bay plant. In either case, the value of our OC-BVI-related assets would decline, and we could be required to record impairment charges to reduce the carrying values of these assets. Such impairment charges would reduce our earnings and could have a significant adverse impact on our results of operations and financial condition.
Our income from OC-BVI may be reduced if OC-BVI continues to experience difficulty in collecting the amounts it invoices to the BVI government.
Early in 2007, the British Virgins Island Government unilaterally took the position that until such time as a new agreement is reached on the ownership of the Baughers Bay plant and the price for the water produced by the plant, the BVI Government would only pay that amount of OC-BVI’s invoices that the Ministry purports constitutes OC-BVI’s costs of producing the water. At its proposed interim price, the Ministry would pay only approximately 30% of the amounts billed by OC-BVI pending a new agreement. OC-BVI responded to the Ministry that the amount the Ministry proposed to pay was significantly less than OC-BVI’s production costs. Payments made by the Ministry to OC-BVI since the Ministry’s assumption of this reduced price have been sporadic and as of December 31, 2007 OC-BVI had received payment for less than 22% of the amounts it billed the Ministry for the year then ended. As of December 31, 2007 OC-BVI had $8.2 million in gross accounts receivable balances due from the BVI Government. In January 2008 the BVI Government remitted a partial payment on these receivables to OC-BVI of $3.5 million. If OC-BVI continues to experience difficulty in collecting the amounts it invoices to the BVI Government, it may be required to defer, or reserve for, all or a portion of the revenues it invoices but has not yet collected from the BVI Government. Should this occur, the income amounts we record from our various OC-BVI related assets would decline, and our results of operations could be adversely affected.
We do not have sole control over our affiliate, OC-BVI. A divergence of our interests and the interests of OC-BVI’s other voting shareholder may adversely affect the operations of OC-BVI and in turn decrease the value of our investment in OC-BVI.
We own 43.5% of the equity and 50% of the voting shares of OC-BVI. We and Sage, which owns the remaining 50% of the voting shares, are each entitled to appoint three of the six directors of OC-BVI. If there is a vote of the directors on any matter, the president of the Caribbean Water and Wastewater Association, a regional trade association comprised primarily of government representatives, is entitled to appoint a temporary director to cast the deciding vote. As a result, although we provide operating management and engineering services to OC-BVI, we share the overall management of OC-BVI with Sage and do not fully control its operations. A divergence of our interests and the interests of Sage could adversely affect the operations of OC-BVI and in turn decrease the value of our investment in OC-BVI, in which case we could be required to record an impairment charge to reduce the carrying value of our investment in OC-BVI. Such an impairment charge would reduce our earnings and have a significant adverse impact on our result of operations and financial condition.

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
Our top two bulk water customers accounted for approximately 27% and 15% of our consolidated revenues for the year ended December 31, 2007. If either of these customers terminate or decide not to renew their contracts with us, or renew such contracts on terms that are less favorable to us, our results of operations and financial condition would be adversely affected.
If OC-BVI does not obtain a contract with the BVI Government to sell water to be produced at its Bar Bay plant, it may not be able to recover the cost of its investment in the plant, which could adversely affect its operations and in turn decrease the value of our investment in OC-BVI.
OC-BVI has constructed a new desalination plant located on Bar Bay, Tortola, in the British Virgin Islands. The total cost for this plant is approximately $8.0 million. We have a loan receivable outstanding from OC-BVI of $2,875,000 for the construction of this plant as of December 31, 2007. OC-BVI has constructed this plant in response to what it believes is an extreme shortage of, and a pressing demand for, potable water on the eastern end of Tortola and anticipates entering into a bulk water supply agreement with the British Virgin Islands government. However, OC-BVI does not presently have any type of agreement or understanding with the British Virgin Islands government, for the purchase of the water to be produced by its Bar Bay plant. If such an agreement is not obtained, or is not obtained on sufficiently favorable terms, OC-BVI may not be able to recover the cost of its investment in this plant, in which case we may be required to record an impairment charge to reduce the carrying value of our loan to OC-BVI and our investment in OC-BVI. Such an impairment charge would reduce our earnings and could have a significant adverse impact on our results of operations and financial condition.
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
Our supply contract, through our subsidiary, CW-Bahamas, with the Water and Sewerage Corporation of The Bahamas (“WSC”) to supply water from our Windsor plant located on the island of New Providence in The Bahamas expires upon the earlier of either (i) March 2013 or (ii) CW-Bahamas’ supply of 13.1 billion gallons of water to the WSC. Since the plant was commissioned in 1996, fouling of its reverse osmosis membrane elements has occurred several times. From time to time since October 2004, we have been unable to deliver the minimum water volumes required under the contract because of mechanical equipment problems and membrane fouling. As a result, we have been subject to water rate decreases that decreased revenue by approximately $436,000, $400,000 and $600,000 in 2007, 2006 and 2005, respectively. We have implemented an extensive program to test and understand the cause of the membrane fouling and have expanded the production capacity of the Windsor plant in order to replace the production capacity that was lost because of membrane fouling. At present, we believe we have resolved the membrane fouling problem at the Windsor plant. However, membrane fouling may reoccur at the Windsor plant, and if we are unable to meet the production minimums due to this or other operating issues, we could be in technical default of the Windsor supply contract and subject to various adverse consequences, including further water rate decreases or cancellation of the contract by the WSC.
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

We are subject to the local regulations of the Cayman Islands, Belize, the British Virgin Islands and The Bahamas, all of which are subject to change. Any government that regulates our operations may issue legislation or adopt new regulations, including but not limited to:
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
Our success depends upon the abilities of our executive officers. In particular, the loss of the services of Fredrick W. McTaggart, our President and Chief Executive Officer, could be detrimental to our operations and our continued success. Mr. McTaggart has an employment agreement expiring on December 31, 2009. Each year, the term of this agreement may be extended for an additional year. However, we cannot guarantee that Mr. McTaggart will continue to work for us during the term of his agreement or will enter into any extensions thereof.
We are exposed to credit risk through our relationships with several customers and our affiliate.
We are subject to credit risk posed by possible defaults in payment by our bulk water customers in the Cayman Islands, Belize, the British Virgin Islands and The Bahamas and by possible defaults in payment of loan receivables by OC-BVI and Water Authority-Cayman. Adverse economic conditions affecting, or financial difficulties of, those parties could impair their ability to pay us or cause them to delay payment. We depend on these parties to pay us on a timely basis. Our outstanding accounts receivable are not covered by collateral or credit insurance. Any delay or default in payment could adversely affect our cash flows, financial condition and results of operations.
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
During the year ended December 31, 2007, the average daily trading volume of our ordinary shares was approximately 79,000 shares, a much lower trading volume than the stock of many other companies listed on the NASDAQ Global Select Market. A public trading market having the desired characteristics of depth, liquidity and orderliness depends on the presence in the market of willing buyers and sellers of our ordinary shares at any given time. This presence in turn depends on the individual decisions of investors and general economic and market conditions over which we have no control. As a consequence of the limited volume of trading in our ordinary shares, an investor in our stock may have difficulty selling a large number of our ordinary shares in the manner or at the price that might be attainable if our ordinary shares were more actively traded. In addition, as a result of our low trading volume, the market price of our ordinary shares may not accurately reflect their value.
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
Option Deed. Our Board of Directors has adopted an Option Deed that is intended to improve the bargaining position of our Board of Directors in the event of an unsolicited offer to acquire our outstanding stock. Under the terms of the Option Deed, a stock purchase right is attached to each of our current or future outstanding ordinary shares issued prior to the time the purchase rights become exercisable, are redeemed or expire. The purchase rights will become exercisable only if an individual or group has acquired, or obtained the right to acquire, or announced a tender or exchange offer that if consummated would result in such individual or group acquiring beneficial ownership of 20% or more of our outstanding ordinary shares. Upon the occurrence of a triggering event, the rights will entitle every holder of our ordinary shares, other than the acquirer, to purchase our shares or shares of our successor on terms that would likely be economically dilutive to the acquirer. Under certain circumstances, instead of ordinary shares, our Board of Directors may issue cash or debt securities. Our Board of Directors, however, has the power to amend the Option Deed so that it does not apply to a particular acquisition proposal or to redeem the rights for a nominal value before they become exercisable. These features will likely encourage an acquirer to negotiate with our Board of Directors before commencing a tender offer or to condition a tender offer on our Board of Directors taking action to prevent the purchase rights from becoming exercisable. In March 2007, our Board extended the expiration date of the Option Deed through July 2017.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
Cayman Island Properties
Governor’s Harbour Plant
We own our Governor’s Harbour plant and the 8,745 square feet of buildings, which contain the water treatment facility, and operate and maintain the plant through our wholly-owned subsidiary Cayman Water. The plant is located on 3.2 acres, including 485 feet of waterfront. The current water production capacity of our Governor’s Harbour plant is 2.2 million U.S. gallons per day. On this site we also have three 1.0 million U.S. gallon potable water storage tanks.
West Bay Plant
We own, operate and maintain our West Bay plant in Grand Cayman, which is located on 6.1 acres in West Bay. The plant began operating on June 1, 1995 and was expanded in February 1998, in February 2000 and again in January 2008. On this site, we have a 2,600 square foot building which houses our water production facilities, a 2,400 square foot building which houses the potable water distribution pumps, a water quality testing laboratory, office space and water storage capacity consisting of three 1.0 million U.S. gallon potable water tanks. The capacity of our West Bay plant was extended to 920,000 U.S. gallons per day in January 2008.
Britannia Plant
On February 1, 2002, we purchased the Britannia seawater desalination plant in Grand Cayman, which consists of a seawater reverse osmosis production plant with a capacity of 710,000 U.S. gallons of water per day, an 840,000 U.S. gallon bolted steel water tank, potable water high service pumps, and various ancillary equipment to support the operation. We have entered into a lease of the 0.73 acre site and steel frame building, which houses the plant, from Cayman Hotel and Golf Inc., for a term of 25 years at an annual rent of $1.00.
Distribution System
We own our Seven Mile Beach and West Bay potable water distribution systems in Grand Cayman. The combined systems consist of polyvinyl chloride and polyethylene water pipes, valves, curb stops, meter boxes, and water meters installed in accordance to accepted engineering standards in the United States of America.
Leased Properties
In addition to the properties where our water plants are located, we lease approximately 5,451 square feet of office space at the Regatta Business Park, West Bay Road, Grand Cayman, Cayman Islands. The original term of the lease was three years from April 1, 2005. The Company exercised an option to extend the lease for a further three year period in October 2007, effective May 1, 2008.
OC-Cayman Properties
Following completion of our acquisition of all of the outstanding stock of each of DesalCo and OC-Cayman, we assumed operational control over four water production plants in the Cayman Islands, one of which we already owned, but had contracted with OC-Cayman to operate until December 2004.
Red Gate Road Plant
Under the terms of the water production and supply license between OC-Cayman and the government of the Cayman Islands, OC-Cayman is allowed to use the property on which the plant is located to produce approximately 1.3 million U.S. gallons of desalinated water per day for sale to the Water Authority-Cayman. OC-Cayman owns all of the buildings, equipment, feed water wells and brine disposal wells with the exception of the piping from the wells to the plant (including feed water and brine disposal) and the main electrical service disconnect, both of which are owned by Water Authority-Cayman. The property on which the plant is located is also owned by Water Authority-Cayman. The plant was originally powered only by electricity, but was upgraded in 1994 to include diesel driven high-pressure pumps. Upon expiration of the water production and supply license on November 30, 2008, Water Authority-Cayman will take possession of the plant for no consideration. This license was extended in November 2001 for a period of seven years and no further extension options are included in the present license.

Lower Valley Plant
OC-Cayman provided the plant and equipment to Water Authority-Cayman under a vendor-financed sale and operating agreement which has been extended on two occasions. OC-Cayman operates the electrically-powered 1,100,000 U.S. gallons per day rated plant and supplies approximately 916,000 U.S. gallons of desalinated water per day to Water Authority-Cayman.
In 2005 Water Authority-Cayman accepted our proposal to increase the capacity of the Lower Valley plant to 1.1 million U.S. gallons per day in exchange for a seven-year extension of the license.
OC-Cayman leases the property on which the plant is located from Water Authority-Cayman for a minimal annual rent for the duration of the operating agreement, which originally was set to expire on March 9, 2006, but was extended effective January 2006 with the seven-year extension of the license. Responsibility for operation of the plant passes to Water Authority-Cayman upon expiration of the lease-purchase and operating agreement.
North Sound Plant
Construction of this plant was completed in November 2002. OC-Cayman provided the plant and equipment to Water Authority-Cayman under a seven-year vendor-financed sale and operating agreement. OC-Cayman operates the electrically powered plant and supplies approximately 1.43 million U.S. gallons of desalinated water per day to Water Authority-Cayman. OC-Cayman leases the property on which the plant is located from Water Authority-Cayman for a minimal annual rent, for the duration of the sale and operating agreement. The sale and operating agreement and property lease were recently extended and are expected to expire in the first quarter of 2014. Responsibility for operation of the plant passes to Water Authority-Cayman upon expiration of the sale and operating agreement.
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

U.S. Property
In July 2005, we guaranteed the financial obligations of a five year lease in Deerfield Beach, Florida for approximately 7,200 square feet of office and warehouse space for Aquilex, Inc., our wholly-owned subsidiary that was incorporated in the United States for the purpose of providing financial, engineering and supply chain management support services to our operating segments.
ITEM 3. LEGAL PROCEEDINGS
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
From time to time the Company is involved in legal proceedings or claims arising in the normal course of business. As of December 31, 2007, other than already disclosed, the Company was not aware of any legal proceedings or claims, either threatened or pending, that management believes would result in a material adverse effect on the financial position or results of operations.
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

	High	Low
First Quarter 2007	$27.75	$23.71
Second Quarter 2007	30.03	23.61
Third Quarter 2007	36.10	27.70
Fourth Quarter 2007	34.38	24.60

First Quarter 2006	$28.40	$19.85
Second Quarter 2006	31.32	23.40
Third Quarter 2006	28.09	21.13
Fourth Quarter 2006	28.62	23.51
No trading market exists for our redeemable preferred shares, which are only issued to, or purchased by, long-term employees of our company and must be held by these employees for a period of four years before they vest.
On October 18, 2006, we issued 5,907 shares of common stock to our directors under the Non-Executive Directors’ Share Plan. On October 18, 2007, we issued 5,252 shares of common stock to our directors under the Non-Executive Directors’ Share Plan
On September 27, 2005, the Company entered into a Second Deed of Amendment (the “Amendment”) to its Option Deed dated as of August 6, 1997 and as amended on August 8, 2005 between the Company and American Stock Transfer & Trust Company (the “Option Deed”). In March 2007, our Board extended the expiration date of the Option Deed through July 2017.
The Option Deed grants to each holder of a common and preferred share an option to purchase one one-hundredth of a class B common share at an exercise price of $100.00, subject to adjustment. If an attempt to take over control of the Company occurs, each shareholder of the Company would be able to exercise the option and receive common shares with a value equal to twice the exercise price of the option. Under circumstances described in the Option Deed, as amended, instead of receiving common shares, the Company may issue to each shareholder (i) cash; (ii)other equity or debt securities of the Company; or (iii) the equity securities of the acquiring company, as the case may be, with a value equal to twice the exercise price of the option.
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
Our 2,023,850 Bahamian Depository Receipts (“BDRs”) are listed and traded only on the Bahamian International Stock Exchange (“BISX”). Currently 404,770 shares of our common stock underlie the BDRs and are held in a custodial account in The Bahamas. The BDRs are subject to dividend payments in proportion to their relative value to our common shares when and if declared.
Holders
On March 10, 2008, we had 869 holders of record of our common stock.

Dividends
We have paid dividends to owners of our ordinary shares and redeemable preference shares since we began declaring dividends in 1985 and these dividends have increased consistently since 1985. However, the payment of any future cash dividends will depend upon our earnings, financial condition, cash flows, capital requirements and other factors our Board deems relevant in determining the amount and timing of such dividends.
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

First Quarter 2007	$0.0650	Per Share
Second Quarter 2007	0.0650	Per Share
Third Quarter 2007	0.0650	Per Share
Fourth Quarter 2007	—	Per Share

First Quarter 2006	$0.0600	Per Share
Second Quarter 2006	0.0600	Per Share
Third Quarter 2006	0.0600	Per Share
Fourth Quarter 2006	0.0600	Per Share
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

ITEM 6. SELECTED FINANCIAL DATA
The table below contains selected financial data, expressed in U.S. dollars, derived from our audited consolidated financial statements for each of the years in the five-year period ended December 31, 2007. Our consolidated financial statements are prepared in accordance with the accounting principles generally accepted in the United States (“US-GAAP”). As a result, all financial information presented herein has been prepared in accordance with US-GAAP. This selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and with our consolidated financial statements and related notes thereto contained elsewhere in this Annual Report. Year-to-year comparisons of this selected financial data are significantly affected by our acquisitions. We acquired OC-Cayman, DesalCo and our interest in OC-BVI in February 2003. The operating results of CW-Bahamas have been included in our financial statements since August 2003. The financial data for the year ended December 31, 2004 includes other income of approximately $591,000 related to insurance proceeds received in connection with Hurricane Ivan. Historical per share information set forth below has been retroactively adjusted to reflect our 2-for-1 stock split on August 25, 2005.

	Year Ended December 31,
	2007	2006	2005	2004	2003
Statement of Income Data:
Revenue	$49,149,847	$38,229,208	$26,187,205	$23,281,413	$19,054,205
Net Income	11,387,651	7,521,126	5,514,258	6,197,383	4,177,081

Balance Sheet Data:
Total Assets	149,330,884	138,961,343	88,365,191	70,825,049	68,562,126
Long Term Debt Obligations	23,500,593	24,654,660	19,378,212	12,856,226	16,633,437
Redeemable Preferred Stock	12,650	14,983	19,382	16,705	16,302

Dividends Declared Per Share	$0.195	$0.24	$0.24	$0.23	$0.21
Basic Earnings Per Share	$0.79	$0.60	$0.47	$0.54	$0.43
Weighted Average Number of Shares	14,404,732	12,440,195	11,767,573	11,474,264	9,834,366

Diluted Earnings Per Share	$0.79	$0.59	$0.45	$0.53	$0.42
Weighted Average Number of Shares	14,495,364	12,737,486	12,161,407	11,759,010	10,075,060

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
Our operations and activities are now conducted at twelve plants in three countries: the Cayman Islands, Belize, and The Bahamas and in two business segments: retail and bulk. Our former Barbados operations ceased to operate in June 2007 when our customer exercised its option to terminate its contract with us. Our affiliate, OC-BVI, sells bulk water to a customer in the British Virgin Islands. The following table sets forth the comparative combined production capacity of our retail, bulk and affiliate operations as of December 31 of each year.

Comparative Operations
2007				2006
Location	Plants	Capacity(1)		Location	Plants	Capacity(1)
Cayman Islands	6	7.6		Cayman Islands	6	5.9
Bahamas	3	10.0		Bahamas	3	10.0
Belize	1	0.5		Belize	1	0.5
Barbados	—	—		Barbados	1	1.3
British Virgin Islands	2	1.7	(2)	British Virgin Islands	2	1.7	(2)

Total	12	19.8		Total	13	19.4

(1)	In millions of U.S. gallons per day.

(2)	Owned and operated by our affiliate OC-BVI. Does not include OC-BVI’s recently constructed 700,000 U.S. gallon per day plant at Bar Bay, Tortola that is currently not in use.
Cayman Islands
We have been operating our business on Grand Cayman Island since 1973 and have been using RO technology to convert seawater to potable water since 1989. There is a limited natural supply of fresh water on the Cayman Islands. We currently have an exclusive license from the Cayman Islands government to process potable water from seawater and then sell and distribute that water by pipeline to Seven Mile Beach and West Bay, Grand Cayman. Our operations consist of six reverse osmosis seawater conversion plants which provide water to approximately 4,600 retail residential and commercial customers within a government licensed area and bulk water sales to the Water Authority-Cayman. Our pipeline system in the Cayman Islands covers the Seven Mile Beach and West Bay areas of Grand Cayman and consists of approximately 68 miles of polyvinyl chloride pipe. During 2007, we supplied approximately 803 million U.S. gallons (2006: 749 million U.S. gallons) of water to our retail water customers and 993 million U.S. gallons (2006: 951 million U.S. gallons) to our bulk customers in Grand Cayman.
Belize
Our Belize operation, which was acquired on July 21, 2000, consists of one reverse osmosis seawater conversion plant on Ambergris Caye, Belize, Central America capable of producing 465,000 U.S. gallons per day. We sell water to one customer, Belize Water Services Limited, which then distributes the water through its own distribution system to residential, commercial and tourist properties on Ambergris Caye. During 2007, we supplied approximately 149 million U.S. gallons (2006: 131 million U.S. gallons) of water to our Bulk water customer in Belize.

Bahamas
Our Bimini plant is capable of producing 115,000 U.S. gallons per day and provides potable water to Bimini Sands Resort and to the Bimini Beach Hotel. During 2007, we supplied approximately 4 million U.S. gallons (2006: 6 million U.S. gallons) of water to these customers. We have also sold water intermittently to the Water and Sewerage Corporation of the Bahamas (“WSC”) when their regular supply was unavailable. During 2007, we supplied the WSC with 3.9 million U.S.Gallons of water.
As a result of our acquisition of CW-Bahamas in August 2003, we acquired an additional reverse osmosis seawater conversion plant in The Bahamas. CW-Bahamas produces potable water from two reverse osmosis seawater conversion plants, the Windsor plant and the Blue Hills plant, in New Providence and has a total installed capacity of 9.8 million U.S. gallons per day. CW-Bahamas supplies water on a take or pay basis to the Water and Sewerage Corporation of The Bahamas under long-term build, own and operate supply agreements. During 2007, we supplied approximately 3.2 billion U.S. gallons (2006: 2.3 billion U.S. gallons) of water to the Water and Sewerage Corporation.
British Virgin Islands
We are in the market in the British Virgin Islands with an equity position in, and shared management of, OC-BVI. This affiliate produces potable water from one reverse osmosis seawater conversion plants in Tortola. This plant has a total installed capacity of 1.7 million U.S. gallons per day and provides water to the Department of Water and Sewerage of the Ministry of Communications and Works of the Government of the British Virgin Islands. During 2007, OC-BVI supplied approximately 536 million U.S. gallons (2006: 470 million U.S. gallons) of water to its bulk water customer.
Critical Accounting Policies
We have identified the accounting policies below as those policies critical to our business operations and the understanding of results of operations.
Use of estimates: The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant items subject to estimates and assumptions include the carrying value of property, plant and equipment, intangible assets, goodwill, allowances for receivables and inventory, and the fair value of our investment in affiliate. Actual results could differ significantly from those estimates.
Basis of consolidation: For consolidation purposes, we evaluate our investments in subsidiaries and affiliates in accordance with the guidance set forth in Accounting Research Bulletin No. 51 “Consolidated Financial Statements” and related pronouncements, including Financial Accounting Standards Board Interpretation No. 46(R) “Consolidation of Variable Interest Entities” (“FIN 46(R)”). This interpretation addresses the consolidation by business enterprises of variable interest entities, which have one or more of the characteristics defined in the interpretation. We consolidate the results of those affiliates that possess the characteristics of a variable interest entity and for which the Company is the primary financial beneficiary. The consolidated financial statements include the accounts of our wholly-owned subsidiaries Cayman Water Company Limited, Consolidated Water (Belize) Limited , Ocean Conversion (Cayman) Limited, DesalCo Limited, DesalCo (Barbados) Ltd, Aquilex, Inc. and our majority owned subsidiary Consolidated Water (Bahamas) Limited. In accordance with FIN 46 (R) the consolidated financial statements also include the accounts of our 40% owned affiliate Consolidated Water (Bermuda) Limited. All inter-company balances and transactions have been eliminated.
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
Plant construction revenue and cost of plant construction revenue: We recognize revenue and related costs as work progresses on fixed price contracts for the construction of desalination plants to be sold to third parties using the percentage-of-completion method, which relies on contract revenue and estimates of total expected costs. We follow this method since we can make reasonably dependable estimates of the revenue and costs applicable to various stages of a contract. Under the percentage-of-completion method, we record revenue and recognize profit or loss as work on the contract progresses. Our engineering personnel estimate total project costs and profit to be earned on each long term, fixed price contract prior to commencement of work on the contract and updates these estimates as work on the contract progresses. The cumulative amount of revenue recorded on a contract at a specified point in time is that percentage of total estimated revenue that incurred costs to date comprises of estimated total contract costs. If, as work progresses, the actual contract costs exceed estimates, the profit recognized on revenue from that contract decreases. We recognize the full amount of any estimated loss on a contract at the time the estimates indicate such a loss. Any costs and estimated earnings in excess of billings are classified as current assets. Accounts receivable, net, at December 31, 2007 includes approximately $988,000 in estimated earnings in excess of billings related to the construction of the Tynes Bay plant in Bermuda. Billings in excess of costs and estimated earnings on uncompleted contracts are classified as current liabilities.
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

Quarterly Results of Operations
The following table presents unaudited quarterly results of operations for the eight quarters ended December 31, 2007. We believe that all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly such quarterly information.

	For the year ended December 31, 2007
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Total revenue	$12,734,610	$11,964,380	$11,919,463	$12,531,394
Gross profit	5,303,355	4,484,296	4,320,275	4,576,300
Net income	3,587,478	2,621,537	2,509,164	2,669,472
Diluted earnings per share	0.25	0.18	0.17	0.18

	For the year ended December 31, 2006
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Total revenue	$9,243,564	$9,626,979	$10,010,365	$9,348,300
Gross profit	4,773,348	4,409,485	3,808,822	2,622,151
Net income	3,078,011	2,522,029	1,247,040	674,046
Diluted earnings per share	0.24	0.20	0.10	0.05

Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and accompanying notes included under Part II, Item 8 of this Annual Report.
Year Ended December 31, 2007 Compared to Year Ended December 31, 2006
Consolidated Results
Net income for the year ended December 31, 2007 was $11,387,651 ($0.79 per share on a fully-diluted basis) as compared to $7,521,126 ($0.59 per share on a fully-diluted basis) for the year ended December 31, 2006.
Total revenues for the year ended December 31, 2007 increased to $49,149,847 from $38,229,208 for the year ended December 31, 2006 primarily due to an increase in bulk water revenues and revenues from plant construction contracts. Gross profit for the year ended December 31, 2007 was $18,684,226, or 38% of total revenues, as compared to $15,613,806, or 41%, for the previous year. For further discussion of revenues and gross profit for the year ended December 31, 2007, see the “Results by Segment” analysis that follows.
General and administrative (“G&A”) expenses were $9,478,308 and $8,432,073 on a consolidated basis for 2007 and 2006, respectively. Compensation expenses for 2007 exceeded those for 2006 by approximately $637,000 due to incremental hires for our Aquilex office and an increase in accrued management bonuses. Directors’ fees and expenses for 2007 exceeded those for 2006 by approximately $271,000. During 2008, we changed the bonus arrangements for our executive management and reduced the size of some of our Board committees with the intention of reducing the aggregate amount paid for directors’ fees and expenses in 2008 from that paid in 2007.
Interest income for 2007 was $1,911,303, up $1.6 million from 2006. This increase reflects the investment of available cash balances (the majority of which arose from the stock offering we completed in December 2006) during the year in interest bearing, cash equivalent deposits. Interest expense for 2007 of $1,856,277 was consistent with that incurred for 2006 of $1,886,518.
Results by Segment
Retail Segment:
Revenues generated by our retail water operations were $19,522,504 and $18,003,456 for 2007 and 2006, respectively. By volume of gallons sold, our retail revenues increased by approximately 6.25% in 2007 when compared to 2006.
As a result of the added revenues the retail segment generated gross profit of $12,294,829 (63% of revenues) in 2007 as compared to $11,367,577 (63% of revenues) in 2006.
Consistent with prior periods, we record all non-direct G&A expenses in our retail business segment and do not allocate any of these non-direct costs to our other two business segments. Retail G&A expenses for 2007 were $7,822,592, up $736,081 from 2006. The increase in G&A expenses for 2007 is attributable to a rise in compensation expense of approximately $603,000 resulting from incremental hires for our Aquilex office and an increase in accrued management bonuses as well as incremental directors’ fees and expenses of approximately $217,000. During 2008, we changed the bonus arrangements for our executive management and we reduced the size of some of our Board committees with the intention of reducing the aggregate amount paid for directors’ fees and expenses in 2008 from that paid in 2007.
Bulk Segment:
Bulk segment revenues were $22,096,635 and $18,303,479 for 2007 and 2006, respectively. Revenues from the bulk segment grew from 2006 to 2007 primarily due to our operations in the Bahamas, as our Blue Hills plant did not begin operations until July 2006.
Gross profit dollars for our bulk segment were $4,241,634 and $3,424,748 for 2007 and 2006, respectively. Gross profit as a percentage of bulk revenues was 19% for both 2007 and 2006.
During 2006, the gross profit for our Bahamas operations benefited from the Windsor Plant Expansion project, whereby we expanded the capacity of our Windsor plant and increased its revenues through the use of six containerized production units. These units were operated with existing staff and minimal additional other costs. As a result, the revenues generated from the production of these units during 2006 were at significantly higher gross profits as a percentage of revenues than the revenues for 2007. Four of these containerized production units were transferred from the Bahamas to our Grand Cayman retail operations in the third quarter of 2006.

The 2007 bulk segment gross profit was adversely affected by the non-revenue water (“NRW”) component of our agreement with the WSC for the Blue Hills plant. This element of the agreement required us to reduce the amount of water lost by the public water distribution system on New Providence Island over a one year period by 438 million U.S. gallons. Until such time as we demonstrated to the WSC that we have achieved this reduction, we were required to provide 1.2 million U.S. gallons of water per day to the WSC from the Blue Hills plant at no cost to the WSC. The variable costs associated with providing this free water to WSC were significant to overall plant operating costs and impacted the overall gross profit on water revenues from the Blue Hills plant during 2007.
We have diligently pursued completion of the NRW project in order to reduce operating costs and improve the profitability of the Blue Hills operation. In September 2007, using standards promulgated by the International Water Association, we completed an internal assessment of our progress in achieving the water savings required under the Blue Hills agreement and submitted our assessment to the WSC. Based upon this assessment, the standards for which require us to validate the results for a period of time prior to September 2007, we believe we met the NRW requirement effective March 1, 2007. Consequently, we invoiced the WSC (but did not previously recognize as revenue) approximately $618,000 for the non-revenue water provided for the period from March 1, 2007 through September 30, 2007. The WSC has confirmed by letter dated January 11, 2008 that the NRW project was completed on July 1, 2007 but has not provided any technical support for this later completion date. We have disputed the July 1, 2007 completion date and have asked the WSC for technical information in support of its decision. We have subsequently closed out the NRW project and discharged all remaining NRW obligations to the WSC. Based upon the January 11, 2007 correspondence from the WSC we recognized $286,000 in revenue during the fourth quarter of 2007 relating to the period July 1, 2007 to September 30, 2007 and recognized revenues for all water delivered to the WSC during the fourth quarter of 2007. While we believe we have met the NRW requirement as of March 1, 2007 and are therefore contractually entitled to receive payment for all of these NRW invoices, because of the uncertainty associated with the WSC review and approval of our assessment we have reserved for the NRW amounts invoiced for the period March 1, 2007 through June 30, 2007 of approximately $332,000 in our results of operations for 2007. We can offer no assurances as to how much, if any, of these remaining NRW invoices we will ultimately be able to collect and recognize as revenues.
Bulk segment G&A expenses for, 2007 and 2006 were $1,437,896 and $1,232,435 respectively. The growth in G&A expenses from 2006 to 2007 primarily reflects additional consulting fees in 2007.
Services Segment:
Revenues from services provided in 2007 were $7,530,708 as compared to $1,922,273 in 2006. Services revenues increased from 2006 to 2007 due to approximately $5.6 million in revenues recognized for the construction of the Tynes Bay plant in Bermuda and the expansion of the North Sound plant on behalf of the Water Authority-Cayman.
The increase in gross profit of the services segment to $2,147,763 for 2007 from the gross profit reported for this segment for 2006 of $821,481 results from the gross profit recognized on the Tynes Bay and North Sound projects.
G&A expenses for the services segment were $217,820 and $113,127 for 2007 and 2006, respectively. The increase in G&A expenses primarily represents incremental expenses incurred by our Bermuda operations.
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
Our cash flows from operations are derived from distributions from, and the management fees paid to us by, our operating subsidiaries. Cash flows from our subsidiaries’ operations are dependent upon the revenue amounts generated — which are affected primarily by tourism, weather conditions, changes in our customer base, the timing and level of rate increases, overall economic conditions and other factors and the timing of the collection of these revenues from our customers. Distributions from CW-Bahamas to us are subject to certain restrictions under the terms of its credit facility. See “Borrowings Outstanding — CW-Bahamas Credit Facility Refinancing”.
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
Cash Flows for the Year Ended December 31, 2007
Our cash and cash equivalents increased from $37,310,699 at December 31, 2006 to $38,529,383 at December 31, 2007.
Cash Flows from Operating Activities
Operating activities provided net cash for the year ended December 31, 2007 of $9,212,610. This cash provided reflects net income generated for the year of $11,387,651 as adjusted for (i) various items included in the determination of net income that do not affect cash flows during the year and (ii) changes in the other components of working capital. The more significant of such items and their approximate amounts for 2007 included depreciation and amortization ($5.9 million), undistributed income from OC-BVI ($2.3 million) and a net increase in accounts receivable during the year ($3.7 million).
Cash Flows Used in Investing Activities
Our investing activities used $6,514,895 in net cash during the year ended December 31, 2007. Approximately $1.9 million was used to fund expansion of our desalination plant at Governor’s Harbour, $1.6 million was spent to acquire a parcel of land adjacent to our Governor Harbor’s plant, $1 million was spent to complete construction of a water tower in the Bahamas, and we had miscellaneous other property additions of approximately $3.2 million. We collected $1,019,163 on our loans receivable.
Cash Flows from Financing Activities
We obtained $1,479,031 in net cash from our financing activities during 2007. The exercise of stock options by some of our employees provided approximately $3.5 million. During the year we made $1,302,099 in scheduled payments on our debt and paid dividends of $3,721,538.
Financial Position
Our total assets increased from approximately $139.0 million at December 31, 2006 to approximately $149.3 million at December 31, 2007.
Accounts receivable as of December 31, 2007 were approximately $9.9 million, up almost $3.7 million from December 31, 2006.  This increase in accounts receivable reflects incremental receivables of approximately $3.5 million for CW-Bahamas resulting from the added revenues generated by our Blue Hills plant.
Our inventory growth from approximately $2.8 million at December 31, 2006 to approximately $3.6 million at December 31, 2007 represents purchases for our Blue Hills plant and to support our overall increase in revenues.
Borrowings Outstanding
As of December 31, 2007, we had borrowings outstanding aggregating $23,500,593 that consisted of bonds payable.
5.95% Secured Bonds
In August 2006, we issued $15,771,997 principal amount secured fixed rate bonds in a private offering and received net proceeds (excluding issuance costs and after the offering discount) of $14,445,720. These bonds bear interest at a rate of 5.95%, are repayable in quarterly principal and interest installments of $526,010 and mature in 2016. We have the right to redeem the bonds in full at any time after August 4, 2009 at a premium of 1.5% of the outstanding principal and accrued interest on the bonds on the date of redemption. As of December 31, 2007, $14,270,994 in principal amount was outstanding on these secured bonds. Our obligations under the bonds are secured by fixed and floating charges (i) on all of our assets, including an equitable charge of all of the shares of Cayman Water, and (ii) on all of Cayman Water’s assets including its real estate. Cayman Water has also guaranteed our payment obligations under the bonds.

The trust deed for these bonds restricts our ability to enter into new borrowing agreements or any new guarantees without prior approval of the trustee and limits our capital expenditures, with the exception of capital expenditures to be incurred on certain defined projects, to $2,000,000 annually without prior approval by the trustee. The trust deed also contains financial covenants that require us to maintain a debt service coverage ratio of not less than 1.25 to 1, a ratio of long term debt to EBITDA (i.e. — earnings before interest, taxes, depreciation and amortization for the 12 months preceding the ratio calculation date) not greater than 2.5 to 1 and a ratio of long term debt to equity equal to or less than 1.5 to 1. As of December 31, 2007, we were in compliance with the covenants under the trust
CW-Bahamas Series A Bonds
In July 2005, CW-Bahamas sold $10,000,000 Series A bonds to Bahamian citizens and permanent resident investors in The Bahamas to finance a portion of the construction cost of its Blue Hills plant. These bonds mature on June 30, 2015 and accrue interest at the annual fixed rate of 7.5%. Interest is payable quarterly. CW-Bahamas has the option to redeem the bonds in whole or in part without penalty commencing after June 30, 2008. We have guaranteed CW-Bahamas repayment obligations upon an “event of default” as defined in the guarantee agreement. If we pay any amounts pursuant to the guarantee, we will be subrogated to all rights of the bondholders in respect of any such payments. The guarantee is a general unsecured obligation junior to our other secured obligations. As of December 31, 2007, $10,000,000 of the Series A bonds was outstanding.
CW-Bahamas Credit Facility
CW-Bahamas has a credit facility with Royal Bank of Canada that consists of a BAH$500,000 revolving working capital loan. The obligations under the credit facility are secured by the assets CW-Bahamas. Borrowings under the working capital loan accrue interest at the Nassau Prime rate plus 1.50% per annum. No amounts were outstanding under this facility at December 31, 2007.
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
All obligations under the credit facility are repayable on demand. CW-Bahamas was not in compliance with the financial covenant of this facility as of December 31, 2007.
Material Commitments, Expenditures and Contingencies
OC-BVI Contract Dispute
In October 2006, our affiliate OC-BVI notified us that the Ministry of Communications and Works of the Government of the British Virgin Islands (the “Ministry”) had asserted a purported right of ownership of the Baughers Bay plant pursuant to the terms of the Water Supply Agreement between the parties dated May 1990 (the “1990 Agreement”) and had invited OC-BVI to submit a proposal for its continued involvement in the production of water at the Baughers Bay plant in light of the Ministry’s planned assumption of ownership.
Under the terms of the 1990 Agreement, upon the expiration of the initial seven year term in May 1999, the agreement would automatically be extended for another seven year term unless the Ministry provided notice, at least eight months prior to such expiration, of its decision to purchase the plant from OC-BVI for approximately $1.42 million.
In correspondence between the parties from late 1998 through early 2000, the Ministry indicated that the BVI Government was prepared to exercise the option to purchase the plant but would be amenable to negotiating a new water supply agreement, and that it considered the 1990 Agreement to be in force on a monthly basis until negotiations between the BVI Government and OC-BVI were concluded. Occasional discussions were held between the parties since 2000 without resolution of the matter. OC-BVI has continued to supply water to the Ministry and has expended approximately $4.7 million to significantly expand the production capacity of the plant beyond that contemplated in the 1990 Agreement.
The Ministry is OC-BVI’s sole customer and substantially all of its revenues are generated from the Baughers Bay plant. For the years ended December 31, 2007, 2006, and 2005, we recognized approximately $1.6 million, $1.4 million and $1.4 million, respectively, in income from our equity investment in the earnings of OC-BVI. For those same years, we recognized approximately $669,000, $1,500,000 and $680,000, respectively, in revenues from its management services agreement with OC-BVI. We also recognized approximately $445,000, $508,000 and $485,000 in other income for the years ended December 31, 2007, 2006 and 2005, respectively, from our profit-sharing agreement with OC-BVI. In addition to our loan to, and equity investment in, OC-BVI of approximately $17.5 million, the recorded value of the management services agreement with OC-BVI, which is reflected as an intangible asset on our consolidated balance sheet, was approximately $856,000 as of December 31, 2007. OC-BVI owed us approximately $660,000 for unpaid management fees and operating advances as of December 31, 2007, which is included in accounts receivable in our consolidated balance sheet and was subsequently collected in 2008.
OC-BVI submitted a proposal to the Ministry in late 2006 to continue to supply water from the Baughers Bay plant. The Ministry held discussions with OC-BVI regarding a new contract but did not formally respond to OC-BVI’s proposal. Early in 2007 the Ministry unilaterally took the position that until such time as a new agreement is reached on the ownership of the plant and the price for the water produced by the plant, the Ministry would only pay that amount of OC-BVI’s billings that the Ministry purports constitutes OC-BVI’s costs of producing the water. At its proposed interim price, the Ministry would pay only approximately 30% of the amounts billed by OC-BVI pending a new agreement. OC-BVI responded to the Ministry that the amount the Ministry proposed to pay was significantly less than OC-BVI’s production costs. Payments made by the Ministry to OC-BVI since the Ministry’s assumption of this reduced price have been sporadic and as of December 31, 2007 OC-BVI had received payment for less than 22% of the amounts it billed the Ministry for the year then ended. On November 15, 2007, OC-BVI issued a demand letter to the BVI Government for approximately $6.2 million representing amounts that OC-BVI claimed were due by the BVI Government for water sold and delivered plus interest and legal fees. In response to OC-BVI’s demand for payment, the BVI Government issued a letter dated November 19, 2007 that reasserted its claim that ownership of the Baughers Bay plant has passed to the BVI Government and rejected OC-BVI’s claim for payment. OC-BVI advised the BVI Government in correspondence dated November 21, 2007 that it was demanding that the dispute between OC-BVI and the BVI Government be submitted to arbitration pursuant to the terms of the 1990 Agreement. On the following day, OC-BVI’s management was informed that the BVI Government had filed a lawsuit with the Eastern Caribbean Supreme Court seeking ownership of the Baughers Bay plant. OC-BVI has informed the Company that it intends to vigorously pursue its rights to full payment for water sold and delivered to the BVI Government and to defend against any action that the BVI Government owns any interest in the Baughers Bay plant and that it believes this dispute will be resolved to its satisfaction.
As of December 31, 2007 OC-BVI had $8.2 million in gross accounts receivable balances due from the BVI Government. In January 2008 the BVI Government remitted a partial payment on these receivables to OC-BVI of $3.5 million. If OC-BVI continues to experience difficulty in collecting the amounts it invoices to the BVI Government, it may be required to defer or reserve for all or a portion of the revenues it invoices but has not yet collected from the BVI Government. Should this occur, the income amounts we record from our various OC-BVI related assets would decline, and our results of operations could be adversely affected.
During 2007 OC-BVI completed, for a total cost of approximately $8 million, the construction of a 700,000 U.S. gallons per day desalination plant located at Bar Bay, Tortola (the “Bar Bay plant”). We provided OC-BVI with a $3 million loan to fund part of this plant’s construction costs, of which $2,875,000 remained outstanding as of December 31, 2007. Principal on this loan is payable in quarterly installments of $125,000 with a final balloon payment of $2 million due on August 31, 2009 and interest on the loan is due quarterly at the rate of LIBOR plus 3.5%. As of December 31, 2007, OC-BVI had failed to make the November 2007 scheduled principal payment on the loan but had brought the loan current with respect to all scheduled principal payments as of March 2008. OC-BVI constructed this plant in response to what it believes is an extreme shortage of, and a pressing demand for, potable water on the eastern end of Tortola and anticipated entering into a bulk water supply agreement with the Ministry. However, due to the Baughers Bay dispute OC-BVI had not reached an agreement with the Ministry and the Bar Bay plant had not commenced operations as of March 2008.
OC-BVI has informed us that it met with members of the Ministry and others in the BVI Government in March 2008 and that during this meeting the BVI Government expressed its preference to resolve the Baughers Bay ownership issue without litigation and to enter into negotiations for new water supply agreements with OC-BVI on mutually acceptable terms for both the Baughers Bay and Bar Bay plants. OC-BVI has also informed us that it believes based upon this meeting that further payments against its outstanding accounts receivables from the BVI Government as of December 31, 2007 may be forthcoming in the near future.
We account for our investment in OC-BVI in accordance with Accounting Principles Board Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.” This accounting pronouncement requires recognition of a loss on an equity investment that is other than temporary, and indicates that a current fair value of an equity investment that is less than its carrying amount may indicate a loss in the value of the investment. To test for possible impairment of our investment in OC-BVI, we estimated its fair value as of December 31, 2007. In making this estimate, we calculated the expected cash flows from our investment in OC-BVI using the guidance set forth under the FASB Statement of Financial Accounting Concepts No. 7, “Using Cash Flow Information and Present Value in Accounting Measurements.” In accordance with this FASB statement we (i) identified various possible outcomes of the Baughers Bay dispute and negotiations for a contract on the new Bar Bay plant; (ii) estimated the cash flows associated with each possible outcome, and (iii) assigned a probability to each outcome based upon discussions held to date by OC-BVI’s management with the BVI Government and OC-BVI’s legal counsel. The resulting probability-weighted sum represents the expected cash flows, and our best estimate of future cash flows, to be derived from our investment in OC-BVI. We determined that the fair value of our investment in OC-BVI, as based upon these expected cash flows, exceeded our carrying value for its investment in OC-BVI as of December 31, 2007 and therefore no loss should be recognized on this investment.
The identification of the possible outcomes for the Baughers Bay dispute and Bar Bay negotiations, the projections of cash flows for each outcome, and the assignment of relative probabilities to each outcome all represent significant estimates made by us. The ultimate resolution of the Baughers Bay and Bar Bay issues may differ significantly from our estimates and may result in actual cash flows from OC-BVI that vary materially from the expected cash flows we used in determining OC-BVI’s fair value at December 31, 2007. If OC-BVI and the BVI Government are unable to agree on a new contract for Baughers Bay and this matter proceeds to resolution through the Courts, the Ministry’s right of ownership under the 1990 Agreement could be found to be enforceable, in which case OC-BVI could lose its water supply arrangement with the Ministry or may be forced to accept a water supply arrangement with the Ministry on less favorable terms, and if the BVI Government exercises its purported right, OC-BVI could lose ownership of the Baughers Bay plant. Even if OC-BVI is able to refute the Ministry’s purported right of ownership, OC-BVI may elect to accept a new contract on less favorable terms. OC-BVI may be unsuccessful in negotiating a contract for the Bar Bay plant on terms it finds acceptable. Any of these or other possible outcomes could result in actual cash flows from our investment in OC-BVI that are significantly lower than our estimate. In such case, we could be required to record an impairment charge to reduce the carrying value of our investment in OC-BVI. Such impairment charge would reduce our earnings and could have a material adverse impact on our results of operations and financial condition.
Material Expenditures and Commitments
The following table summaries our contractual obligations as of December 31, 2007:

					2015 and
	Total	2008	2009 - 2011	2012 - 2014	Thereafter
Secured 5.95% bonds (1)(2)	$18,410,350	$2,104,040	$6,312,120	$6,312,120	$3,682,070

Series A bonds (1)	15,625,000	750,000	2,250,000	2,250,000	10,375,000

Employment agreements	1,989,349	961,500	1,027,849	0	0

Operating leases	1,027,830	302,167	725,663	0	0

Other	352,660	242,660	0	60,000	50,000

(1)	Includes interest costs to be incurred.

(2)	Secured 5.95% bonds are shown gross of discount.
In addition to the commitments in the table above, we estimate the costs as of December 31, 2007 to complete the expansion of the Governor’s Harbour and West Bay plants on Grand Cayman to be approximately $3.8 million. We further estimate the costs as of December 31, 2007 to complete the construction of the Frank Sound plant in Grand Cayman and the Tynes Bay plant in Bermuda to be $13.3 million. We project these costs will all be incurred in 2008.

CW-Bahamas Performance Bonds
We have two contracts, one for our Windsor plant and one for our Blue Hills plant, to supply water to the Water and Sewer Corporation of the Government of The Bahamas (“WSC”). Each contract requires us to guarantee delivery of a minimum quantity of water per week. If we do not meet this minimum, we are required to pay to the WSC for the difference between the minimum and actual gallons delivered at a per gallon rate equal to the price per gallon that WSC is currently paying us under the contract. The Windsor and Blue Hills contracts expire in 2013 and 2026, respectively and require us to deliver 14.0 million imperial gallons and 28.0 million imperial gallons, respectively, of water each week. We are required to provide the WSC with performance and operating guarantees, in the form of bank-issued performance bonds, to secure any payments we may be required to make under the minimum delivery requirements of these contracts. As of December 31, 2007, performance bonds of $1.90 million and $3.0 million were outstanding for the Windsor and Blue Hills plant respectively.
CW-Bermuda Financing
In January 2007, our recently formed affiliate, CW-Bermuda, signed a contract with the Government of Bermuda to design, build and operate a desalination plant at Tynes Bay on the northern coast of Bermuda. The project includes the desalination plant which will have a production capacity of 600,000 U.S. gallons per day, a standby electrical power plant and 1.27 miles of main water delivery pipelines. The plant design provides for a future increase in production capacity to 1.2 million U.S. gallons per day. CW-Bermuda is constructing the plant and will operate it. Under the terms of the contract, CW-Bermuda is required to complete construction and commission the plant and pipeline by the end of June 2008 and will operate the plant for at least 12 months after commissioning. We have agreed to loan CW-Bermuda up to $7.5 million to complete construction of the project and have entered into a management agreement with CW-Bermuda to oversee construction of the plant and to operate the plant once it is completed. The total revenues to be received under this contract for the desalination plant and management agreement are estimated to be approximately $10.8 million. As of December 31, 2007, $955,000 was receivable from our Bermuda affiliate and our remaining loan commitment under this facility was $3.1 million.
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
Dividends
On January 31, 2007, we paid a dividend of $0.06 to shareholders of record on December 31, 2006, and on April 30, 2007, we paid a dividend of $0.065 to shareholders of record on March 31, 2007.
On July 31, 2007, we paid a dividend of $0.065 to shareholders of record on June 30, 2007, and on October 31, 2007 we paid a dividend of $0.065 to shareholders of record on September 30, 2007.
On January 31, 2008, we paid a dividend $0.065 to shareholders of record on January 15, 2008.
On February 20, 2008 our Board declared a dividend of $0.065 payable on April 30, 2008 to shareholders of record on March 31, 2008.
We have paid dividends to owners of our ordinary shares and redeemable preference shares since we began declaring dividends in 1985 and these dividends have consistently increased since 1985. Our payment of any future cash dividends will depend upon our earnings, financial condition, cash flows, capital requirements and other factors our Board deems deem relevant in determining the amount and timing of such dividends.
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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
Credit Risk
We are not exposed to significant credit risk on retail customer accounts in the Cayman Islands, Bimini and the Bahamas, as our policy is to cease supply of water to customers whose accounts are more than 45 days overdue. Our primary exposure to credit risk is from accounts receivable arising from bulk water sales to the governments of Belize, The Bahamas, The British Virgin Islands, and the Cayman Islands. As of December 31, 2007 we had approximately $2.3 million in loans receivable due from the Water Authority-Cayman and $2,875,000 in a loan receivable due from our affiliate OC-BVI.
Interest Rate Risk
We are not exposed to significant interest rate risk as the annual interest rates on our Series A bonds and 5.95% bonds are fixed at 7.5% and 5.95%, respectively. As of December 31, 2007, we are subject to interest rate risk related to our $2,875,000 loan to OC-BVI that bears interest at the three month LIBOR plus 3.5% per annum.
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
We have audited the accompanying consolidated balance sheets of Consolidated Water Co. Ltd. as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2007. We also have audited Consolidated Water Co. Ltd.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Consolidated Water Co. Ltd.’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the company’s internal control over financial reporting based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Consolidated Water Co. Ltd. as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Consolidated Water Co. Ltd. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
/s/ Rachlin LLP
Fort Lauderdale, Florida
March 17, 2008

CONSOLIDATED WATER CO. LTD.
CONSOLIDATED BALANCE SHEETS
(Expressed in United States dollars)

	December 31,	December 31,
	2007	2006
ASSETS
Current assets
Cash and cash equivalents	$38,529,383	$37,310,699
Accounts receivable, net	9,828,529	6,093,894
Inventory	3,649,991	2,794,892
Prepaid expenses and other current assets	1,411,231	1,099,619
Current portion of loans receivable	947,854	735,632

Total current assets	54,366,988	48,034,736

Property, plant and equipment, net	59,981,514	60,229,358
Construction in progress	4,989,779	3,339,011
Loans receivable	2,329,262	1,697,648
Investment in and loan to affiliate	17,501,848	15,595,704
Intangible assets, net	2,881,900	3,670,559
Goodwill	3,587,754	3,587,754
Other assets	3,691,839	2,806,573

Total assets	$149,330,884	$138,961,343

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and other current liabilities	$4,996,728	$5,498,209
Dividends payable	60,719	970,081
Current portion of long term debt	1,142,255	1,154,067

Total current liabilities	6,199,702	7,622,357
Long term debt	22,358,338	23,500,593
Other liabilities	476,136	497,985
Minority interest in subsidiary	1,392,254	1,495,753

Total liabilities	30,426,430	33,116,688

Stockholders’ equity
Controlling interests:
Redeemable preferred stock, $0.60 par value. Authorized 200,000 shares; issued and outstanding 21,082 and 24,971 shares, respectively	12,650	14,983
Class A common stock, $0.60 par value. Authorized 19,655,000 shares; issued and outstanding 14,507,486 and 14,132,860 shares, respectively	8,704,492	8,479,716
Class B common stock, $0.60 par value. Authorized 145,000 shares; none issued or outstanding	—	—
Additional paid-in capital	79,771,093	76,071,710
Retained earnings	29,853,720	21,278,246

	118,341,955	105,844,655
Non-controlling interests	562,499	—

Total stockholders’ equity	118,904,454	105,844,655

Total liabilities and stockholders’ equity	$149,330,884	$138,961,343

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED WATER CO. LTD.
CONSOLIDATED STATEMENTS OF INCOME
(Expressed in United States dollars)

	Year Ended December 31,
	2007	2006	2005
Retail water revenues	$19,522,504	$18,003,456	$13,372,103
Bulk water revenues	22,096,635	18,303,479	11,724,438
Services revenues	7,530,708	1,922,273	1,090,664

Total revenues	49,149,847	38,229,208	26,187,205

Cost of retail revenues	7,227,675	6,635,879	5,369,550
Cost of bulk revenues	17,855,001	14,878,731	9,832,109
Cost of services revenues	5,382,945	1,100,792	631,149

Total cost of revenues	30,465,621	22,615,402	15,832,808

Gross profit	18,684,226	15,613,806	10,354,397

General and administrative expenses	9,478,308	8,432,073	6,143,065

Income from operations	9,205,918	7,181,733	4,211,332

Other income (expense):
Interest income	1,911,303	304,945	208,375
Interest expense	(1,856,277)	(1,886,518)	(885,628)
Profit sharing income from affiliate	445,308	507,849	485,193
Other income	470,585	241,338	76,904
Loss on early extinguishment of debt	—	(240,728)	—
Equity in earnings of affiliate	1,662,613	1,402,249	1,390,314

Other income (expense), net	2,633,532	329,135	1,275,158

Income before non-controlling and minority interests	11,839,450	7,510,868	5,486,490
Income attributable to non-controlling and minority interests	451,799	(10,258)	(27,768)

Net income	$11,387,651	$7,521,126	$5,514,258

Basic earnings per common share	$0.79	$0.60	$0.47

Diluted earnings per common share	$0.79	$0.59	$0.45

Dividends declared per common share	$0.195	$0.24	$0.24

Weighted average number of common shares used in the determination of
Basic earnings per share	14,404,732	12,440,195	11,767,573

Diluted earnings per share	14,495,364	12,737,486	12,161,407

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED WATER CO. LTD.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Expressed in United States dollars)

	Redeemable preferred				Additional			Total
	stock		Common stock		paid-in	Retained	Non-controlling	stockholders’
	Shares	Dollars	Shares	Dollars	capital	earnings	interest	equity
Balance at December 31, 2004	27,842	$16,705	11,506,970	$6,904,183	$27,302,474	$14,148,532		$48,371,894
Public offering of common shares, net of issuance costs	—	—	404,770	242,862	6,476,000	—	—	6,718,862
Issue of share capital	8,644	5,187	265,856	159,511	1,429,792	—	—	1,594,490
Conversion of preferred shares	(4,182)	(2,510)	4,182	2,510	—	—	—	—
Net income	—	—	—	—	—	5,514,258	—	5,514,258
Dividends declared	—	—	—	—	—	(2,795,196)	—	(2,795,196)
Issue of options and share grants	—	—	—	—	158,771	—	—	158,771

Balance at December 31, 2005	32,304	19,382	12,181,778	7,309,066	35,367,037	16,867,594	—	59,563,079

Public offering of common shares, net of issuance costs	—	—	1,725,000	1,035,000	39,104,899	—	—	40,139,899
Issue of share capital	(12,244)	(7,346)	12,244	7,346	—	—	—	—
Conversion of preferred shares	4,911	2,947	213,838	128,304	1,458,606	—	—	1,589,857
Net income	—	—	—	—	—	7,521,126	—	7,521,126
Dividends declared	—	—	—	—	—	(3,110,474)	—	(3,110,474)
Issue of options and share grants	—	—	—	—	141,168	—	—	141,168

Balance at December 31, 2006	24,971	14,983	14,132,860	8,479,716	76,071,710	21,278,246	—	105,844,655

Conversion of preferred shares	(5,698)	(3,418)	5,698	3,418	—	—	—	—
Issue of share capital	1,809	1,085	368,928	221,358	3,666,117	—	—	3,888,560
Net income	—	—	—	—	—	11,387,651	—	11,387,651
Dividends declared	—	—	—	—	—	(2,812,177)	—	(2,812,177)
Issue of options	—	—	—	—	33,266	—	—	33,266
Capital contributions	—	—	—	—	—	—	7,200	7,200
Net income from non-controlling interests	—	—	—	—	—	—	555,299	555,299

Balance at December 31, 2007	21,082	$12,650	14,507,486	$8,704,492	$79,771,093	$29,853,720	$562,499	$118,904,454

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED WATER CO. LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in United States dollars)

	Year Ended December 31,
	2007	2006	2005
Cash flows provided by operating activities
Net income	$11,387,651	$7,521,126	$5,514,258
Add (deduct) items not affecting cash Depreciation and amortization	5,921,871	4,777,868	3,188,063
Stock compensation on share grants	125,843	372,425	256,032
Loss on early extinguishment of debt	—	240,728	—
Net (profit)/loss on disposal of fixed assets	(807,781)	433,834	37,585
Undistributed income from affiliate	(2,253,619)	(1,910,098)	(1,875,508)
Minority interest (recovery)	(103,499)	(10,258)	(27,768)
Expense attributable to non-controlling interests	562,499	—	—
Increase in accounts receivable	(3,734,635)	(571,743)	(780,565)
Decrease in insurance claim receivable	—	—	1,932,905
(Increase) in inventory	(855,099)	(762,683)	(402,861)
(Increase) in prepaid expenses and other assets	(906,700)	(336,626)	(233,307)
(Decrease) increase in accounts payable and other liabilities	(123,921)	1,819,452	215,738

Net cash provided by operating activities	9,212,610	11,574,025	7,824,572

Cash flows provided by (used in) investing activities
Additions to property, plant and equipment and construction in progress	(7,756,533)	(25,887,620)	(18,172,679)
Distribution of income from affiliate	222,475	757,500	1,628,625
Proceeds from sale of minority interest in subsidiary, net	—	652,756	—
Loans to affiliate	—	(2,200,000)	(800,000)
Collections of loans receivable	1,019,163	770,276	887,789

Net cash provided by (used in) investing activities	(6,514,895)	(25,907,088)	(16,456,265)

Cash flows provided by (used in) financing activities
Dividends paid	(3,721,538)	(3,110,473)	(2,750,341)
Net proceeds from issuance of common shares	—	40,139,899	6,718,862
Net proceeds from issuance of 5.95% bonds	—	14,445,720	—
Proceeds from issuance of redeemable preference shares	9,564	18,191	31,035
Proceeds from exercises of stock options	3,535,042	1,244,280	1,321,155
Borrowings under line of credit	—	5,659,608	—
Line of credit repayment	—	(5,659,608)	—
Net proceeds from issuance of Series A bonds	—	—	9,788,491
Principal repayments of long term debt	(1,302,099)	(13,049,444)	(3,738,828)

Net cash provided by (used in) financing activities	(1,479,031)	39,688,173	11,370,374

Net increase in cash and cash equivalents	1,218,684	25,355,110	2,738,681

Cash and cash equivalents at beginning of year	37,310,699	11,955,589	9,216,908

Cash and cash equivalents at end of year	$38,529,383	$37,310,699	$11,955,589

Supplemental disclosure of cash flow information
Interest paid in cash (net of capitalized interest of $nil, $375,000 and $nil in 2007, 2006 and 2005, respectively)	$1,845,426	$1,427,908	$777,262

Interest received in cash	$1,953,177	$95,032	$197,584

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED WATER CO. LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Principal activity
Consolidated Water Co. Ltd., and its subsidiaries (collectively, the “Company”) use reverse osmosis technology to produce fresh water from seawater. The Company processes and supplies water to its customers in the Cayman Islands, Belize and the Bahamas. The Company sells water to a variety of customers, including public utilities, commercial and tourist properties, residential properties and government facilities. The base price of water supplied by the Company, and adjustments thereto, are generally determined by the terms of the license and contracts, which provide for adjustments based upon the movement in the government price indices specified in the license and contracts, as well as monthly adjustments for changes in the cost of energy. The Company also provides engineering and design services and manages and operates plants owned by others.
2. Accounting policies
Basis of preparation: The consolidated financial statements presented are prepared in accordance with accounting principles generally accepted in the United States of America.
Use of estimates: The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant items subject to estimates and assumptions include the carrying value of property, plant and equipment, intangible assets, goodwill, allowances for receivables and inventory, and the fair value of the Company’s investment in and loan to affiliate. Actual results could differ significantly from those estimates.
Basis of consolidation: For consolidation purposes, the Company evaluates its investments in subsidiaries and affiliates in accordance with the guidance set forth in Accounting Research Bulletin No. 51 Consolidated Financial Statements and related pronouncements, including Financial Accounting Standards Board Interpretation No. 46(R) “Consolidation of Variable Interest Entities” (“FIN 46R”). FIN 46R addresses the consolidation by business enterprises of variable interest entities, which have one or more of the characteristics defined in the interpretation. The Company consolidates the results of those affiliates that possess the characteristics of a variable interest entity and for which the Company is the primary financial beneficiary. The consolidated financial statements include the accounts of the Company’s wholly-owned subsidiaries Cayman Water Company Limited, Consolidated Water (Belize) Limited , Ocean Conversion (Cayman) Limited, DesalCo Limited, DesalCo (Barbados) Ltd., Aquilex, Inc. and its majority owned subsidiary Consolidated Water (Bahamas) Limited. In accordance with FIN 46R the consolidated financial statements also include the accounts of the Company’s 40% owned affiliate Consolidated Water (Bermuda) Limited. All significant inter-company balances and transactions have been eliminated.
Foreign currency: The Company’s reporting currency is the United States dollar. The functional currency of the Company and its foreign subsidiaries is the currency for each respective country. The exchange rates between the Cayman Islands dollar, the Belize dollar, the Bahamian dollar, the Bermuda dollar, and the Barbados dollar have been fixed to the United States dollar during all periods presented.
Monetary assets and liabilities denominated in foreign currencies are translated at the rates of exchange ruling at the balance sheet date. Foreign currency transactions are translated at the rate ruling on the date of the transaction. Net exchange gains and losses are included in other income in the consolidated statements of income.
Cash and cash equivalents: Cash and cash equivalents consist of cash at banks on call and highly liquid deposits with an original maturity of three months or less.
Trade accounts receivable and allowance for doubtful accounts: Trade accounts receivable are recorded at invoiced amounts based on meter readings or minimum take-or-pay amounts per contractual agreements. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable balance. The Company determines the allowance for doubtful accounts based on historical write-off experience and monthly review of delinquent accounts. Past due balances are reviewed individually for collectability and disconnection. Account balances are charged off against the allowance for doubtful accounts after all means of collection have been exhausted and the potential for recovery is considered by management to be remote.
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
Additions to property, plant and equipment are comprised of the cost of the contracted services, direct labor and materials. Assets under construction are recorded as additions to property, plant and equipment upon completion of the projects. Depreciation commences in the month the asset is placed in service.
Construction in progress: Interest costs directly attributable to the acquisition and construction of qualifying assets, which are assets that necessarily take a substantial period of time to be ready for their intended use, are added to the cost of those assets until such time as the assets are substantially ready for use or sale.
Goodwill and intangible assets: Goodwill represents the excess costs over fair value of the assets of an acquired business. Goodwill and intangible assets acquired in a business combination accounted for as a purchase and determined to have an indefinite useful life are not amortized, but are tested for impairment at least annually in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 142 also requires that intangible assets with estimatable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets”. The Company periodically evaluates the possible impairment of goodwill. Management identifies its reporting units and determines the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units. The Company determines the fair value of each reporting unit and compares it to the carrying amount of the reporting unit. To the extent the carrying amount of the reporting unit exceeds the fair value of the reporting unit, the Company is required to perform the second step of the impairment test, as this is an indication that the reporting unit goodwill may be impaired. In this step, the Company compares the implied fair value of the reporting unit goodwill with the carrying amount of the reporting unit goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit to all the assets (recognized and unrecognized) and liabilities of the reporting unit in a manner similar to a purchase price allocation, in accordance with SFAS No. 141, “Business Combinations”. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. If the implied fair value is less than its carrying amount, the impairment loss is recorded. The Company has concluded based upon its annual impairment valuation during 2007 that its goodwill was not impaired
Investments: Investments where the Company does not exercise significant influence over the operating and financial policies of the investee and holds less than 20% of the voting stock are recorded at cost. Investments where the Company has significant influence over the operating and financial policies of the investee and holds 20% to 50% of the voting stock are recorded using the equity method of accounting for investments in common stock. The Company recognizes an impairment loss on declines in value that are other than temporary.
Other assets: Under the terms of the contract with the Water and Sewerage Corporation of The Bahamas for the purchase of water from the Company’s Blue Hills desalination plant, the Company was required to reduce the amount of water lost by the public water distribution system on New Providence Island, The Bahamas, over a one year period by 438 million U.S. gallons, a requirement the Company met during 2007. The Company was solely responsible for the engineering, labor and materials costs incurred to effect the reduction in lost water, which were capitalized and are being amortized on a straight-line basis over the remaining life of the Blue Hills contract. Such costs and related amortization are included in other assets and aggregated $3,431,535 and $156,679, respectively, at December 31, 2007 and $2,333,993 and $49,759, respectively, at December 31, 2006.
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
Income taxes: The Company opened Aquilex, Inc. its United States subsidiary in 2005. The Company accounts for the income taxes arising from this subsidiary’s operations in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes.” Prior to 2005, the Company was located only in jurisdictions where its operations were exempt from income taxes. Pursuant to SFAS No. 109, income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities, if any, are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided to the extent any deferred tax asset may not be realized.
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
Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment,” which requires the measurement and recognition of compensation cost at fair value for all share-based payments, including stock options. The Company is using the modified prospective application method in which compensation cost is recognized for new share-based awards and for share-based awards granted prior to, but not yet vested, as of January 1, 2006. The adoption of SFAS No. 123(R) for 2006 and thereafter did not have a material impact on the Company’s financial position or results of operations.
The following table illustrates the effect on net income if the fair-value-based method had been applied to all outstanding and unvested awards for the year ended December 31, 2005:

Net income, as reported	$5,514,258
Add stock-based employee compensation expense included in reporting net income	256,032
Deduct total stock-based employee compensation expense determined under fair-value-based method for all awards	(330,308)

Pro forma net income	$5,439,982

Earnings per share:
Basic — as reported	$0.47
Basic — pro forma	$0.46
Diluted — as reported	$0.45
Diluted — pro forma	$0.45
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
Plant construction revenue and cost of plant construction revenue: The Company recognizes revenue and related costs as work progresses on fixed price contracts for the construction of desalination plants to be sold to third parties using the percentage-of-completion method, which relies on contract revenue and estimates of total expected costs. The Company follows this method since it can make reasonably dependable estimates of the revenue and costs applicable to various stages of a contract. Under the percentage-of-completion method, the Company records revenue and recognizes profit or loss as work on the contract progresses. The Company estimates total project costs and profit to be earned on each long term, fixed price contract prior to commencement of work on the contract and updates these estimates as work on the contract progresses. The cumulative amount of revenue recorded on a contract at a specified point in time is that percentage of total estimated revenue that incurred costs to date comprises of estimated total contract costs. If, as work progresses, the actual contract costs exceed estimates, the profit recognized on revenue from that contract decreases. The Company recognizes the full amount of any estimated loss on a contract at the time the estimates indicate such a loss. Any costs and estimated earnings in excess of billings are classified as current assets. Accounts receivable, net, at December 31, 2007 includes approximately $988,000 in estimated earnings in excess of billings related to the construction of the Tynes Bay plant in Bermuda. Billings in excess of costs and estimated earnings on uncompleted contracts, if any, are classified as current liabilities
Revenue and cost of sales: Customers are billed monthly based on meter readings performed at or near each month end and in accordance with contractual agreements which stipulate minimum monthly charges for water service. An estimate, where necessary, is made for water delivered but unbilled at year end when readings are not performed at the year end date.
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
3. Cash and cash equivalents
Cash and cash equivalents are not restricted as to withdrawal or use. As of December 31, the equivalent United States dollars are denominated in the following currencies:

	December 31,
	2007	2006
Bank accounts
United States dollar	$1,387,158	$4,298,418
Cayman Islands dollar	3,079,161	2,014,485
Bahamian dollar	534	664,626
Belize dollar	452,827	228,806
Barbadian dollar	554,594	104,364
Bermudian dollar	344,246	—

	5,818,520	7,310,699

Short term deposits
United States dollar	30,000,000	30,000,000
Call Deposit – United States dollar	2,710,863	—

	32,710,863	30,000,000

Total cash and cash equivalents	$38,529,383	$37,310,699

4. Accounts receivable

	December 31,
	2007	2006
Trade accounts receivable	$8,397,990	$5,212,827
Revenues earned in excess of amounts billed	988,394	—
Receivable from affiliate	660,156	861,344
Other accounts receivable	146,860	181,844

	10,193,400	6,256,015

Allowance for doubtful accounts	(364,871)	(162,121)

	$9,828,529	$6,093,894

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED WATER CO. LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The activity for the allowance for doubtful accounts consisted of:

	December 31,
	2007	2006
Opening allowance for doubtful accounts	$162,121	$207,230
Provision for doubtful accounts	278,092	130,202
Accounts written off during the year	(75,342)	(175,311)

Ending allowance for doubtful accounts	$364,871	$162,121

Significant concentrations of credit risk are disclosed in Note 22.
5. Inventory

	December 31,
	2007	2006
Water stock	$41,933	$48,104
Consumables stock	482,482	407,313
Spare parts stock	3,125,576	2,339,475

	$3,649,991	$2,794,892

6. Loans receivable

	December 31,
	2007	2006
Due from Water Authority-Cayman: Original loan of $1,216,000, non-interest bearing, in monthly installments of $14,476 to November 30, 2008. Loan secured by Red Gate plant, machinery and equipment	$159,238	$332,952

Due from Water Authority-Cayman: Two loans originally aggregating $1,738,000, bearing interest at 5% per annum, receivable in combined monthly installments of principal and interest of $24,565 to March 2014, and secured by North Sound Road, machinery and equipment	1,579,467	—

Due from Water Authority-Cayman: Two non-interest bearing loans originally aggregating $3,129,000, receivable in monthly installments of $37,250 to November 2009, and secured by North Sound Road plant, machinery and equipment	856,750	1,303,750

Due from Water Authority-Cayman: Two loans originally aggregating $897,000, bearing interest at 5% per annum, receivable in combined monthly installments of principal and interest of $12,678 to January 2013, and secured by Lower Valley plant, machinery and equipment	681,661	796,578

Total loans receivable	3,277,116	2,433,280

Less current portion	947,854	735,632

Loans receivable, excluding current portion	$2,329,262	$1,697,648

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED WATER CO. LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
7. Property, plant and equipment and construction in progress

	December 31,
	2007	2006
Land	$2,515,810	$1,081,045
Buildings	11,861,214	11,686,321
Plant and equipment	44,723,010	42,364,299
Distribution system	19,743,075	19,244,035
Office furniture, fixtures and equipment	1,817,214	1,608,082
Vehicles	1,026,566	1,014,408
Leasehold improvements	202,592	202,592
Lab equipment	28,855	26,705

	81,918,336	77,227,487

Less accumulated depreciation	21,936,822	16,998,129

Property, plant and equipment, net	$59,981,514	$60,229,358

Construction in progress	$4,989,779	$3,339,011

As of December 31, 2007, the Company had outstanding capital commitments of approximately $1.7 million. It is the Company’s policy to maintain adequate insurance for loss or damage to all fixed assets that may be susceptible to loss. The Company does not insure its underground distribution system, which cost approximately $10.4 million. During the years ended December 31, 2007 and 2006, $2,687,785 and $27,663,291 of construction in progress was placed in service, respectively. Depreciation expense was $5,133,212, $3,723,438 and $2,156,478 for the years ended December 31, 2007, 2006 and 2005, respectively.
8. Investment in affiliate
The Company owns 50% of the outstanding voting common shares and a 43.5% equity interest in the profits of Ocean Conversion (BVI) Ltd. (“OC-BVI”). The Company also owns certain profit sharing rights in OC-BVI that raise its effective interest in the profits of OC-BVI to approximately 45%. Pursuant to a management services agreement, OC-BVI pays the Company monthly fees for certain engineering and administrative services.
OC-BVI’s sole customer is the Ministry of Communications and Works of the Government of the British Virgin Islands (the “Ministry”) to which it sells bulk water under the terms of the Water Supply Agreement between the parties dated May 1990 (the “1990 Agreement”). Through December 31, 2007, all of the water sold to the Ministry was produced by OC-BVI’s desalination plant located at Baughers Bay, Tortola (the “Baughers Bay plant”), which has a capacity of 1.7 million U.S. gallons per day.
During 2007 OC-BVI completed, for a total cost of approximately $8 million, the construction of a 700,000 U.S. gallons per day desalination plant located at Bar Bay, Tortola (the “Bar Bay plant”). The Company provided OC-BVI with a $3 million loan to fund part of this plant’s construction costs, of which $2,875,000 remained outstanding as of December 31, 2007. Principal on this loan is payable in quarterly installments of $125,000 with a final balloon payment of $2 million due on August 31, 2009 and interest on the loan is due quarterly at the rate of LIBOR plus 3.5%. As of December 31, 2007, OC-BVI had failed to make the November 2007 scheduled principal payment on the loan but brought the loan current with respect to all scheduled principal payments as of March 2008. OC-BVI constructed this plant in response to what it believes is an extreme shortage of, and a pressing demand for, potable water on the eastern end of Tortola and anticipated entering into a bulk water supply agreement with the Ministry. However, due in part to the Baughers Bay dispute discussed below, OC-BVI had not reached an agreement with Ministry and the Bar Bay plant had not commenced operations as of March 14, 2008.
Summarized financial information of OC-BVI is presented as follows:

	December 31,
	2007	2006
Current assets	$8,804,073	$4,212,588
Non-current assets	11,136,583	10,557,481

Total assets	$19,940,656	$14,770,069

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED WATER CO. LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31,
	2007	2006
Current liabilities	$2,697,453	$4,477,184
Non-current liabilities	5,500,256	2,145,188

Total liabilities	$8,197,709	$6,622,372

	Year Ended December 31,
	2007	2006
Water sales	$8,955,491	$8,047,783

Cost of water sales	$2,909,889	$3,251,740

Income from operations	$3,559,324	$2,922,317

Net income	$3,914,000	$3,171,160

The Company’s investment in OC-BVI is comprised of the following:

	December 31,
	2007	2006
Equity investment (including profit sharing rights)	$14,626,848	$12,595,704
Loan receivable — Bar Bay plant construction	2,875,000	3,000,000

	$17,501,848	$15,595,704

For the years ended December 31, 2007, 2006, and 2005, the Company recognized approximately $1.6 million, $1.4 million and $1.4 million, respectively, in income from its equity investment in the earnings of OC-BVI. For those same years, the Company recognized approximately $669,000, $1,500,000 and $680,000, respectively, in revenues from its management services agreement with OC-BVI. The Company also recognized approximately $445,000, $508,000 and $485,000 in other income for the years ended December 31, 2007, 2006 and 2005, respectively, from its profit-sharing agreement with OC-BVI. In addition to the Company’s loans to, and equity investment in, OC-BVI of approximately $17.5 million, the Company’s recorded value of the OC-BVI management services agreement, which is reflected as an intangible asset on the Company’s consolidated balance sheet, was approximately $856,000 as of December 31, 2007 (see Note 10).  OC-BVI owed the Company approximately $660,000 for unpaid management fees and operating advances as of December 31, 2007, which is included in accounts receivable in the Company’s consolidated balance sheet and was subsequently collected in 2008.
Baughers Bay dispute:
In October 2006, OC-BVI notified the Company that the Ministry had asserted a purported right of ownership of the Baughers Bay plant pursuant to the terms of the 1990 Agreement and had invited OC-BVI to submit a proposal for its continued involvement in the production of water at the Baughers Bay plant in light of the Ministry’s planned assumption of ownership.
Under the terms of the 1990 Agreement, upon the expiration of the initial seven year term in May 1999, the agreement would automatically be extended for another seven year term unless the Ministry provided notice, at least eight months prior to such expiration, of its decision to purchase the plant from OC-BVI for approximately $1.42 million.
In correspondence between the parties from late 1998 through early 2000, the Ministry indicated that the BVI Government was prepared to exercise the option to purchase the plant but would be amenable to negotiating a new water supply agreement, and that it considered the 1990 Agreement to be in force on a monthly basis until negotiations between the BVI Government and OC-BVI were concluded. Occasional discussions were held between the parties since 2000 without resolution of the matter. OC-BVI has continued to supply water to the Ministry and has expended approximately $4.7 million to significantly expand the production capacity of the plant beyond that contemplated in the 1990 Agreement.
OC-BVI submitted a proposal to the Ministry in late 2006 to continue to supply water from the Baughers Bay plant. The Ministry held discussions with OC-BVI regarding a new contract but did not formally respond to OC-BVI’s proposal. Early in 2007 the Ministry unilaterally took the position that until such time as a new agreement is reached on the ownership of the plant and the price for the water produced by the plant, the Ministry would only pay that amount of OC-BVI’s billings that the Ministry purports constitutes OC-BVI’s costs of producing the water. At its proposed interim price, the Ministry would pay only approximately 30% of the amounts billed by OC-BVI pending a new agreement. OC-BVI responded to the Ministry that the amount the Ministry proposed to pay was significantly less than OC-BVI’s production costs. Payments made by the Ministry to OC-BVI since the Ministry’s assumption of this reduced price have been sporadic and as of December 31, 2007 OC-BVI had received payment for less than 22% of the amounts it billed the Ministry for the year then ended. On November 15, 2007, OC-BVI issued a demand letter to the BVI Government for
The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED WATER CO. LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
approximately $6.2 million representing amounts that OC-BVI claimed were due by the BVI Government for water sold and delivered plus interest and legal fees. In response to OC-BVI’s demand for payment, the BVI Government issued a letter dated November 19, 2007 that reasserted its claim that ownership of the Baughers Bay plant has passed to the BVI Government and rejected OC-BVI’s claim for payment. OC-BVI advised the BVI Government in correspondence dated November 21, 2007 that it was demanding that the dispute between OC-BVI and the BVI Government be submitted to arbitration pursuant to the terms of the 1990 Agreement. On the following day, OC-BVI’s management was informed that the BVI Government had filed a lawsuit with the Eastern Caribbean Supreme Court seeking ownership of the Baughers Bay plant. OC-BVI has informed the Company that it intends to vigorously pursue its rights to full payment for water sold and delivered to the BVI Government and to defend against any action that the BVI Government owns any interest in the Baughers Bay plant and that it believes this dispute will be resolved to its satisfaction.
As of December 31, 2007 OC-BVI had $8.2 million in gross accounts receivable balances due from the BVI Government. In January 2008 the BVI Government remitted a partial payment on these receivables to OC-BVI of $3.5 million.
The Company accounts for its investment in OC-BVI in accordance with Accounting Principles Board Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.” This accounting pronouncement requires recognition of a loss on an equity investment that is other than temporary, and indicates that a current fair value of an equity investment that is less than its carrying amount may indicate a loss in the value of the investment. To test for possible impairment of its investment in OC-BVI, the Company estimated its fair value as of December 31, 2007. In making this estimate, Company management calculated the expected cash flow from its investment in OC-BVI using the guidance set forth under the FASB Statement of Financial Accounting Concepts No. 7, “Using Cash Flow Information and Present Value in Accounting Measurements.” In accordance with this FASB statement the Company (i) identified various possible outcomes of the Baughers Bay dispute and negotiations for a contract on the new Bar Bay plant; (ii) estimated the cash flows associated with each possible outcome, and (iii) assigned a probability to each outcome based upon discussions held to date by OC-BVI’s management with the BVI Government and OC-BVI’s legal counsel. The resulting probability-weighted sum represents the expected cash flows, and the Company’s best estimate of future cash flows, to be derived from its investment in OC-BVI. The Company determined that the fair value of its investment in OC-BVI, as based upon these expected cash flows, exceeded its carrying value for its investment in OC-BVI as of December 31, 2007 and therefore no loss should be recognized on this investment.
The identification of the possible outcomes for the Baughers Bay dispute and Bar Bay negotiations, the projections of cash flows for each outcome, and the assignment of relative probabilities to each outcome all represent significant estimates made by the Company’s management. The ultimate resolution of the Baughers Bay and Bar Bay issues may differ significantly from management’s estimates and may result in actual cash flows from OC-BVI that vary materially from the expected cash flows used by Company management in determining OC-BVI’s fair value at December 31, 2007. If OC-BVI and the BVI Government are unable to agree on a new contract for Baughers Bay and this matter proceeds to resolution through the Courts, the Ministry’s right of ownership under the 1990 Agreement could be found to be enforceable, in which case OC-BVI could lose its water supply arrangement with the Ministry or may be forced to accept a water supply arrangement with the Ministry on less favorable terms, and if the BVI Government exercises its purported right, OC-BVI could lose ownership of the Baughers Bay plant. Even if OC-BVI is able to refute the Ministry’s purported right of ownership, OC-BVI may elect to accept a new contract on less favorable terms. OC-BVI may be unsuccessful in negotiating a contract for the Bar Bay plant on terms it finds acceptable. Any of these or other possible outcomes could result in actual cash flows from the Company’s investment in OC-BVI that are significantly lower than management’s estimate. In such case, the Company could be required to record an impairment charge to reduce the carrying value of its investment in OC-BVI. Such impairment charge would reduce the Company’s earnings and could have a material adverse impact on its results of operations and financial condition.
9. Consolidated Water (Bermuda) Limited
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
Because (i) the equity investment in CW-Bermuda is not sufficient to permit it to finance its activities without the loan from the Company; (ii) the other investors in CW-Bermuda have no obligation to absorb any significant amount of its losses should losses arise; and (iii) the Company expects economic benefits from CW-Bermuda that are significantly greater than the Company’s voting rights of 40%, CW-Bermuda constitutes a variable interest entity (“VIE”) as defined by FIN 46(R). The Company is the primary beneficiary of CW-Bermuda and, accordingly, consolidates the results of CW-Bermuda in its financial statements as required under FIN 46(R). The consolidated assets and liabilities of CW-Bermuda amounted to approximately $1,679,000 and $1,140,000 respectively, as of December 31, 2007. The Company has not provided any guarantees related to CW-Bermuda, and any creditors of the VIE do not have recourse to the general credit of Consolidated Water Co. Ltd. as a result of including CW-Bermuda in the consolidated financial statements. The results of CW-Bermuda are reflected in the Company’s services segment.
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
(b) As part of the acquisition of DesalCo Limited, the Company attributed $337,149 to another intangible asset, the DWEER™ Distribution Agreement between DesalCo Limited and DWEER Technology Limited, which expires on October 31, 2009. Under this agreement, DesalCo Limited was granted an exclusive right, within certain geographical areas in the Caribbean, Central and South America, to distribute certain patented equipment which can increase the operational efficiency of reverse osmosis seawater desalination plants. The estimated fair value attributable to the intangible asset of the DWEER™ Distribution Agreement is being amortized over the remaining term of the seven-year agreement and has a weighted average remaining useful life of 1.9 years.
(c) As part of the acquisition of Ocean Conversion (Cayman) Limited, the Company originally attributed $4,598,785 to intangible assets, which was adjusted in 2004 by $213,289 for a total balance of $4,385,496. This represents the fair value of three Water Production and Supply Agreements between Ocean Conversion (Cayman) Limited and the Government of the Cayman Islands, dated April 25, 1994, June 18, 1997 and December 31, 2001. Under these agreements, Ocean Conversion (Cayman) Limited built reverse osmosis seawater desalination plants for the Government of the Cayman Islands. Ocean Conversion (Cayman) Limited operates the plants until the expiration of the agreement term, as extended, at which time the plant operations will be transferred to the Government of the Cayman Islands for no consideration. The carrying amounts attributable to the intangible assets of the Water Production and Supply Agreements are being amortized over the remaining term of the agreements, which are approximately 6, 3 and 7 years, respectively, and have a weighted average remaining useful life of 1.6 years.
(d) On September 17, 2003, the Company signed a new agreement with its Belize customer for the provision of water from a seawater desalination plant for an initial term of 23 years. The new agreement was effective on June 1, 2004 after certain conditions precedent were met or waived. The carrying amount of the Belize Water Production and Supply Agreement was revalued in 2003 to its fair market value upon signing of the new agreement. The revised carrying amount which was previously being amortized over its weighed average useful life of 10.75 years is now being amortized over the term of the new 23-year agreement and now has a weighted average remaining useful life of 18.1 years.

	December 31,
	2007	2006
Cost
Non-amortizable intangible asset management service agreement	$856,356	$856,356
Amortizable intangible assets DWEERTM distribution agreement	337,149	337,149
Operations agreement with Sandy Lane	—	104,050
Cayman water production and supply agreements	4,385,496	4,385,496
Belize water production and supply agreement	1,522,419	1,522,419

	7,101,420	7,205,470

Accumulated amortization
DWEERTM distribution agreement	(242,702)	(193,339)
Operations agreement with Sandy Lane	—	(104,050)
Cayman water production and supply agreements	(3,650,088)	(2,976,985)
Belize water production and supply agreement	(326,730)	(260,537)

	(4,219,520)	(3,534,911)

Intangible assets, net	$2,881,900	$3,670,559

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED WATER CO. LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Amortization for each of the next five years is expected to be as follows:

2008	$639,251
2009	234,854
2010	154,326
2011	66,192
2012	66,192
Thereafter	864,729
11. Goodwill
As of January 1, 2002, the Company adopted SFAS No. 142 “Goodwill and Other Intangible Assets”, and in accordance with this statement goodwill is not amortized, but is analyzed for impairment annually.
The reporting segments are tested for impairment in the fourth quarter by comparing the fair value of the reporting segments to the carrying value. The fair value is determined using discounted cash flow methodology based on management’s best estimates for each segment. As of December 31, 2007, the Company’s impairment tests did not result in an impairment loss.
12. Dividends
Quarterly interim dividends were declared in respect of Class A common stock and redeemable preferred stock as follows:

	2007	2006	2005
March 31,	$0.0650	$0.0600	$0.0575
June 30	0.0650	0.0600	0.0600
September 30	0.0650	0.0600	0.0600
December 31	—	0.0600	0.0600
Dividends as stated have been adjusted for a 2-for-1 stock split in August, 2005.
Interim dividends for the first three quarters were paid during each respective year. The Board of Directors declared an interim dividend for the fourth quarter of 2007 in January 2008 for shareholders of record on January 15, 2008. These quarterly interim dividends are subject to no further ratification and consequently the fourth quarter interim dividends have been recorded as a liability in each respective year. Included in dividends payable at December 31, 2007 are unclaimed dividends of $60,719 (2006: $120,140).
The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED WATER CO. LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
13. Long term debt

	December 31,
	2007	2006
Fixed rate bonds bearing interest at a rate of 5.95%; repayable in quarterly installments of $526,010; secured through an inter-creditor agreement with the Republic Bank & Trust by substantially all of the Company’s assets. Redeemable in full at any time after August 4, 2009 at a premium of 1.5% of the outstanding principal and accrued interest on the bonds on the date of redemption	$14,270,995	$15,480,595

Royal Bank of Canada loan due in 2007, bearing interest at Nassau Prime Lending Rate plus 1.5%; payable in quarterly installments of principal and Interest (7.0% as of December 31, 2006)	—	92,498

Series A bonds bearing interest at the annual fixed rate of 7.5%, payable quarterly; maturing on June 30, 2015	10,000,000	10,000,000

Total long term debt	24,270,995	25,573,093

Less discount	770,402	918,433
Less current portion	1,142,255	1,154,067

Long term debt, excluding current portion	$22,358,338	$23,500,593

In addition to these facilities, as of December 31, 2007, the Company has available but unused lines of credit with Scotiabank for $2,000,000, bearing interest at the floating base rate as established by Cayman Islands Class A licensed banks from time to time, and with Royal Bank of Canada for $500,000, bearing interest at the Nassau Prime Lending Rate plus 1.0%.
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
CW-Bahamas has a credit facility with Royal Bank of Canada that consists of a BAH$500,000 revolving working capital loan. The obligations under the credit facility are secured by the assets CW-Bahamas. Borrowings under the working capital loan accrue interest at the Nassau Prime rate plus 1.50% per annum. No amounts were outstanding under this facility at December 31, 2007.
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
All obligations under the credit facility are repayable on demand. CW-Bahamas was not in compliance with the financial covenant of this facility as of December 31, 2007.
As of December 31, 2007, the aggregate debt repayment obligations over the next five years are as follows:

2008	$1,142,255
2009	1,229,071
2010	1,322,483
2011	1,422,991
2012	1,531,134
Thereafter	16,852,659

$23,500,593

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
The Company has an Option Deed in place which is designed to deter coercive takeover tactics. Pursuant to this plan, holders of ordinary shares and preferred shares were granted options which entitle them to purchase 1/100 of a share of Class ‘B’ stock at an exercise price of $50.00 if a person or group acquires or commences a tender offer for 20% or more of the Company’s ordinary shares. Option holders (other than the acquiring person or group) will also be entitled to buy, for the $37.50 exercise price, ordinary shares with a then market value of $100.00 in the event a person or group actually acquires 20% or more of the Company’s ordinary shares. Options may be redeemed at $0.01 under certain circumstances. 145,000 of the Company’s authorized but unissued ordinary shares have been reserved for issue as Class ‘B’ stock. The Class ‘B’ stock has priority over ordinary shares with respect to dividend and voting rights. No Class ‘B’ stock options have been exercised or redeemed up to December 31, 2007. In March 2007, the Board of Directors extended the expiration date of the Option Deed through July 2017.
In December 2006, the Company completed an offering of 1,725,000 of common shares that raised approximately $40.1 million in net proceeds.
15. Cost of Revenues and General and Administrative Expenses

	Year Ended December 31,
	2007	2006	2005
Cost of revenues consist of:

Water purchases	$52,020	$167,839	$93,433
Depreciation	4,581,375	3,490,929	2,033,464
Amortization of intangible assets	788,659	820,943	929,880
Employee costs	3,866,813	3,383,892	2,857,676
Fuel oil	6,404,945	4,565,862	2,244,204
Royalties	1,407,367	1,256,257	930,602
Electricity	3,761,003	3,018,311	3,015,037
Insurance	1,243,136	840,201	670,339
Maintenance	2,339,341	3,135,004	2,063,985
Cost of plant sales	4,547,122	—	—
Other	1,473,840	1,936,164	994,188

	$30,465,621	$22,615,402	$15,832,808

General and administrative expenses consist of:

Employee costs	$4,316,922	$3,680,386	$2,230,891
Depreciation	316,574	282,267	104,911
Professional fees	1,173,465	1,172,685	1,328,272
Insurance	661,954	537,011	368,172
Directors’ fees and expenses	796,443	622,750	515,546
Maintenance	57,000	105,909	84,914
Other	2,155,950	2,031,065	1,510,359

	$9,478,308	$8,432,073	$6,143,065

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
The following summarizes information related to the computation of basic and diluted earnings per share for the respective years ended December 31:

	2007	2006	2005
Net income	$11,387,651	$7,521,126	$5,514,258

Less: Dividends paid and earnings attributable on preferred shares	(5,509)	(6,461)	(9,128)

Net income available to common shares in the determination of basic earnings per common share	$11,382,142	$7,514,665	$5,505,130

Weighted average number of common shares in the determination of basic earnings per ordinary share	14,404,732	12,440,195	11,767,573

Plus:
Weighted average number of preferred shares outstanding during the year	22,488	28,502	27,757

Potential dilutive effect of unexercised options	68,144	268,789	366,077

Weighted average number of shares used for determining diluted earnings per common share	14,495,364	12,737,486	12,161,407

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED WATER CO. LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
17. Segment information

	As of and for the year ended December 31, 2007
	Retail	Bulk	Service	Other	Total
Total revenues	$19,522,504	$22,096,635	$7,530,708	$—	$49,149,847
Total cost of sales	7,227,675	17,855,001	5,382,945	—	30,465,621

Gross profit	12,294,829	4,241,634	2,147,763	—	18,684,226

General & administrative expenses	7,822,592	1,437,896	217,820	—	9,478,308

Income from operations	4,472,237	2,803,738	1,929,943	—	9,205,918

Other income, net				2,633,532	2,633,532

Income attributable to non-controlling and minority interest	—	(103,500)	555,299	—	451,799

Net income					$11,387,651

Property plant and equipment, net	$23,102,174	$34,619,902	$2,259,438	$—	$59,981,514
Construction in progress	3,273,108	1,716,671	—	—	4,989,779
Total assets	89,064,139	54,585,753	5,680,992	—	149,330,884

	As of and for the year ended December 31, 2006
	Retail	Bulk	Service	Other	Total
Total revenues	$18,003,456	$18,303,479	$1,922,273	$—	$38,229,208
Total cost of sales	6,635,879	14,878,731	1,100,792	—	22,615,402

Gross profit	11,367,577	3,424,748	821,481	—	15,613,806

General & administrative expenses	7,086,511	1,232,435	113,127	—	8,432,073

Income from operations	4,281,066	2,192,313	708,354	—	7,181,733

Other income, net				329,135	329,135

Income attributable to non-controlling and minority interest	—	(10,258)		—	(10,258)

Net income					$7,521,126

Property plant and equipment, net	$20,812,109	$36,850,558	$2,566,691	$—	$60,229,358
Construction in progress	1,990,079	1,121,762	227,170	—	3,339,011
Total assets	97,097,587	36,075,509	5,788,247	—	138,961,343

	As of and for the year ended December 31, 2005
	Retail	Bulk	Service	Other	Total
Total revenues	$13,372,103	$11,724,438	$1,090,664	$—	$26,187,205
Total cost of sales	5,369,550	9,832,109	631,149	—	15,832,808

Gross profit	8,002,553	1,892,329	459,515	—	10,354,397

General & administrative expenses	5,320,301	772,043	50,721	—	6,143,065

Income from operations	2,682,252	1,120,286	408,794	—	4,211,332

Other income, net				1,275,158	1,275,158

Income attributable to non-controlling and minority interest	—	(27,768)		—	(27,768)

Net income					$5,514,258

Property plant and equipment, net	$21,938,568	$7,919,173	$2,809,874	$—	$32,667,615
Construction in progress	166,924	12,005,478	—	—	12,172,402
Total assets	54,209,101	29,502,302	4,653,788	—	88,365,191
The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED WATER CO. LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Revenues from the Cayman Island operations were $26,753,395 in 2007 (2006: $21,812,403 and 2005: $19,931,745). Revenues from all foreign country operations were $22,396,452 in 2007 (2006: $16,416,805 and 2005: $6,255,460). Included in the revenues from foreign countries is $13,320,226 in 2007 (2006: $10,107,906 and 2005: $4,735,016) from the operations in Bahamas, $1,545,518 in 2007 (2006: $1,302,609 and 2005: $1,109,743) from our operations in Belize and $237,856 in 2007 (2006: $430,309 and 2005: $410,701) from our operations in Barbados.
For the year ended December 31, 2007, revenues in the amount of $13,060,632 (2006: $9,912,088 and 2005: $4,594,570) were earned from the Water and Sewerage Corporation of The Bahamas (“WSC”) and revenues in the amount of $7,490,485 (2006: $7,088,782 and 2005: $6,020,125) were earned from the Water Authority-Cayman . Revenues from the WSC represented 27% (2006: 26% and 2005: 18%) of total revenues and revenues from the Water Authority-Cayman represented 15% (2006: 19% and 2005: 23%) of total revenues. These revenues are included in the Bulk segment.
During the year ended December 31, 2007, revenues which were earned in the Service segment from the Bulk segment through various management service agreements and an engineering service agreement amounted to $668,888 (2006: $1,491,964 and 2005: $679,963). Any intercompany amounts included in this amount have been eliminated in accordance with the basis of consolidation.
As of December 31, 2007 and 2006, property, plant and equipment located in the Cayman Islands was $24,055,700 and $22,569,023, respectively.  Property, plant and equipment in all the foreign country operations was $35,925,814 and $37,660,335 at December 31, 2007 and 2006, respectively. Included in property, plant and equipment from foreign operations is $32,769,427 in 2007 and $35,630,151 in 2006, from the operations in the Bahamas and $1,680,136 in 2007 and $1,842,798 in 2006 from our operations in Belize.
18. Related party transactions
In 2003, DWEER Technology Ltd., the owner of the DWEER™ technology, licensed the worldwide rights to the DWEER™ technology to Calder AG, a Swiss company. On February 26, 2004, we entered into a distributorship agreement with Calder AG, pursuant to which we have the exclusive right to distribute and sell in the Caribbean the products manufactured by Calder AG using the DWEER™ technology. The agreement expires in October 2009. William T. Andrews, Ph.D, a director of our Company, and his spouse indirectly own 35% of the issued and outstanding shares of Calder AG. Dr. Andrews also is the Vice-Chairman of the Board of Directors of Calder AG. In addition, Dr. Andrews and his spouse own 100% of the issued and outstanding shares of DWEER Technology Ltd. During 2007, we paid US$179,243 to Calder AG under the distributorship agreement.
The Company paid consulting fees of approximately $93,000, $54,000 and $nil for the years ended 2007, 2006 and 2005, respectively, to Wilmer F. Pergande, a Director of the Company.
On May 25, 2005, OC-BVI entered into a twenty-five year lease agreement with Bar Bay Estate Holdings Limited (“Bar Bay”), a private company incorporated in the Territory of the British Virgin Islands, pursuant to which OC-BVI agreed to lease from Bar Bay approximately 50,000 square feet of land on Tortola, British Virgin Islands on which the above mentioned seawater desalination plant and wells were constructed. Under the terms of the lease agreement, a lease premium payment of $750,000 was made on June 10, 2005, annual lease and easement payments of $15,020 are due annually and royalty payments of 2.87% of annual sales are payable quarterly. A Director of Sage Water Holdings (BVI) Limited, the latter of which currently owns 100% of the non-voting stock, 50% of the voting common stock and 50% of the profit sharing rights of OC-BVI, is also a Director of OC-BVI and holds 50% of the outstanding shares of Bar Bay.
The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED WATER CO. LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of December 31, 2007, the amounts receivable from OC-BVI relating to revenue earned of $668,888 (2006: $1,491,963) was $290,946 (2006: $387,862).
19. Commitments and contingencies
On April 1, 2005, the Company signed a lease for approximately 5,451 square feet of office space at the Regatta Business Park, West Bay Road, Grand Cayman, Cayman Islands. The term of the lease was three years at $196,240 per annum. The Company exercised an option to extend the lease for a further three year period in October 2007, effective May 1 2008, at an increased annual rental payment of $215,864 per annum.
On July 25, 2005, the Company entered into a lease agreement with KTR Quorum LLC (“KTR”), pursuant to which its wholly-owned subsidiary Aquilex, Inc. agreed to lease from KTR approximately 7,142 square feet of office and warehouse space in Deerfield Beach, Florida for a period of five years.
Future minimum lease payments under non-cancelable operating leases as of December 31, 2007 are as follows:

2008	$302,167
2009	311,494
2010	314,363
2011	99,805
Total rental expense for each of the years ended December 31, 2007, 2006 and 2005 was $367,932, $331,931, and $162,729 respectively.
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
Through performance and operation bonds, the Royal Bank of Canada, Nassau, has made guarantees in the amount of approximately $4.9 million to WSC that the Company shall duly perform and observe all terms and provisions pursuant to contracts between the parties. In the event of default, the Royal Bank of Canada, Nassau, shall satisfy and discharge any damages sustained by WSC up to the guaranteed amount. The Company has guaranteed reimbursement to the bank for any payments made thereon.
On November 17, 2006, Gruppozecca Bahamas Limited (“GBL”) filed a Statement of Claim in the Supreme Court of the Commonwealth of the Bahamas against Consolidated Water (Bahamas) Limited (“CW-Bahamas”) seeking damages in excess of $950,000 for CW-Bahamas’ alleged breach of its obligations under an agreement between GBL and CW-Bahamas relating to the construction of a desalination plant in the Commonwealth of the Bahamas. The Company believes that the claims made by GBL against CW-Bahamas are without merit, and intends to vigorously defend against such claims.
From time to time the Company is involved in legal proceedings or claims arising in the normal course of business. As of December 31, 2007, other than already disclosed, the Company was not aware of any legal proceedings or claims, either threatened or pending, that Company management believes would result in a material adverse effect on the Company’s financial position.
As of December 31, 2007, we are subject to interest rate risk related to our $2,875,000 loan to OC-BVI that bears interest at the three month LIBOR plus 3.5% per annum.
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
20. Stock Based Compensation
The Company has the following stock compensation plans that form part of employees’ remuneration:
Employee Share Incentive Plan (Preferred Shares)
The Company awards preferred shares for $nil consideration under the Employee Share Incentive Plan as part of compensation for certain eligible employees, excluding Directors and certain Officers, that require future services as a condition to the delivery of ordinary shares. In addition, options are granted to purchase preferred shares at a fixed price, determined annually, which will typically represent a discount to the market value of the common stock. In consideration for preferred shares, the Company issues shares of common stock on a share for share basis. Under the plan, the conversion is conditional on the grantee’s satisfying requirements outlined in the award agreements. Preferred shares are only redeemable with the Company’s approval. Each employee’s option to purchase preferred shares must be exercised within 30 days of the grant date, which is the 90th day after the date of the auditor’s opinion on the financial statements for the relevant year.
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
Non-Executive Directors’ Share Plan
In 1999, the Company introduced a stock grant plan, which forms part of Directors’ remuneration. Under the plan, Directors receive a combination of cash and common stock in consideration of remuneration for their participation in Board meetings. All Directors are eligible except Executive Officers, who are covered by individual employment contracts, and the Government elected board member. The number of common stock granted is calculated with reference to a strike price that is set on October 1 of the year preceding the grant. Stock granted during the year ended December 31, 2007 totaled 5,250 (2006: 5,907) at a strike price of $24.57 (2006: $19.30).
Directors and Senior Management Stock Compensation
Effective January 1, 2004, the option plan for senior management was amended as part of renegotiations of employee contracts. The amended contracts terminated the stock option plans for all years commencing from January 1, 2004.
Effective January 1, 2006, the Company adopted SFAS No. 123(R), “Share-Based Payment,” which requires the measurement and recognition of compensation cost at fair value for all share-based payments, including stock options. As a result of adopting SFAS 123(R), stock compensation expense of $125,843 and $372,425 was charged to earnings for the years ended December 31, 2007 and 2006, respectively. The impact of adopting SFAS 123(R) on basic and diluted earnings per share for the years ended December 31, 2007 and 2006 was $0.02 and $0.03 per share, respectively. For the year ended December 31, 2005 $256,032 was charged to earnings in accordance with APB Opinion No. 25.
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

CONSOLIDATED WATER CO. LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The significant weighted average assumptions for the years ended December 31, 2007, 2006 and 2005 were as follows:

	2007	2006	2005
Risk free interest rate	4.82%	5.05%	3.79%
Expected option life	2.00 years	2.90 years	2.49 years
Expected volatility	37.44%	33.66%	30.81%
Expected dividend yield	0.91%	0.90%	1.22%
A summary of the Company’s stock option activity for the year ended December 31, 2007 is as follows:.

			Weighted Average
			Remaining
		Weighted Average	Contractual Life	Aggregate Intrinsic
	Options	Exercise Price	(Years)	Value (1)
Outstanding at beginning of year	376,754	$10.34

Granted	3,590	24.41
Exercised	(357,749)	9.91
Forfeited	(1,130)	19.77

Outstanding at end of year	21,465	$19.50	1.77 years	$122,159

Exercisable at end of year	0	$—	—	$0

(1)	The intrinsic value of a stock option represents the amount by which the fair value of the underlying stock, measured by reference to the closing price of the ordinary shares of $25.19 in the Nasdaq Global Select Market on December 31, 2007, exceeds the exercise price of the option.
At December 31, 2007, 21,465 non-vested options were outstanding with a weighted average exercise price of $19.50 and an average remaining contractual life of 1.77 years. The total remaining unrecognized compensation costs related to unvested stock-based arrangements was $52,330 at December 31, 2007 and is expected to be recognized over a weighted average period of 1.77 years.
The following table summarizes the weighted average fair value of options at date of grant and the intrinsic value of options exercised during the years ended December 31, 2007, 2006 and 2005:

	2007	2006	2005
Options granted with an exercise price below market price on the date of grant:
Employees — preferred share options	$6.65	$15.93	$10.35
Overall weighted average	$6.65	$15.93	$10.35

Options granted with an exercise price at market price on the date of grant:
Management employees	$—	$—	$—
Employees — ordinary share options	$10.49	$8.08	$5.39
Overall weighted average	$10.49	$8.08	$5.39

Total intrinsic value of options exercised	$5,082,472	$4,252,174	$2,754,336
The accompanying notes are an integral part of these consolidated financial statements.

21. Pension benefits
Staff pension plans are offered to all employees in the Cayman Islands. The plans are administered by third party pension plan providers and are defined contribution plans whereby the Company matches the contribution of the first 5% of each participating employee’s salary up to $72,000. The total amount recognized as an expense under the plan during the year ended December 31, 2007 was $168,820 (2006: $150,997 and 2005: $146,241).
22. Financial instruments
Credit risk:
The Company is not exposed to significant credit risk on the vast majority of customer accounts as the policy is to cease supply of water to customers’ accounts that are more than 45 days overdue. The Company’s exposure to credit risk is concentrated on receivables from its Bulk water customers. The balances from these customers are current or an allowance has been made for collection as at December 31, 2007. Management does not anticipate any significant losses on these concentrations.
Interest rate risk:
Substantially all of the Company’s outstanding debt consists of fixed rate obligations and therefore the Company is not subject to interest-rate risk arising from fluctuations of LIBOR or prime lending rates. The Company has a $30 million short term certificate of deposit. As of December 31, 2007, the Company is subject to interest rate risk related to its $2,875,000 loan to OC-BVI that bears interest at the three month LIBOR plus 3.5% per annum.
Foreign exchange risk:
All relevant foreign currencies have fixed exchange rates to the United States dollar as detailed under the foreign currency accounting policy note. If any of these fixed exchange rates become floating exchange rates, the Company’s results of operations could be adversely affected.
Fair values:
As of December 31, 2007 and 2006, the carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and other liabilities and dividends payable approximate fair values due to the short term maturities of these assets and liabilities. Management considers that the carrying amounts for loans receivable and long term debt due to Republic Bank & Trust, the Royal Bank of Canada and Series A bond holders at December 31, 2007 approximate their fair value.
23. Non cash transactions:
The Company executed the following non-cash transactions:

	2007	2006	2005
Note received for plant facility sold	$1,738,000	$897,000	$—
Issuance of 11,346, 2,135 and 8,970, respectively, of common shares for services rendered	251,377	43,326	150,716
Issuance of 2,600, 3,587 and 5,544, respectively, of redeemable preferred shares for services rendered	47,856	130,078	111,434
Issuance of 9,364 of common shares issued under senior management employment agreements in lieu of cash bonuses	—	—	145,040
Conversion of 5,698, 12,244 and 4,182 shares in 2007, 2006 and 2005, respectively, of redeemable preferred shares to common shares	3,419	7,346	2,510
Dividends declared but not paid	—	849,470	828,709
The accompanying notes are an integral part of these consolidated financial statements.

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
In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 (“FIN 48”). The application of this Interpretation did not have an effect on the Company’s financial statements.
In September 2006, the Securities and Exchange Commission (“SEC”) released Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”), which is effective for fiscal years ending on or after November 15, 2006. SAB 108 provides guidance on how the effects of prior-year uncorrected financial statement misstatements should be considered in quantifying a current year misstatement. SAB 108 requires public companies to quantify misstatements using both an income statement (rollover) and balance sheet (iron curtain) approach and evaluate whether either approach results in a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. If prior year errors that had been previously considered immaterial now are considered material based on either approach, no restatement is required so long as management properly applied its previous approach and all relevant facts and circumstances were considered. Adjustments considered immaterial in prior years under the method previously used, but now considered material under the dual approach required by SAB 108, are to be recorded upon initial adoption of SAB 108. There were no cumulative effect adjustments recorded in 2007.
Effect of Newly Issued But Not Yet Effective Accounting Standards:
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset. The standard is effective for fiscal years beginning after November 15, 2007. The Company has not completed its evaluation of the impact of the adoption of this standard.
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). This Standard allows companies to elect to follow fair value accounting for certain financial assets and liabilities in an effort to mitigate volatility in earnings without having to apply complex hedge accounting provisions. SFAS 159 is applicable only to certain financial instruments and is effective for fiscal years beginning after November 15, 2007. We do not anticipate that adoption of SFAS 159 will have a material impact on our financial condition, results of operations or cash flows.
In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS 141(R)”). This Standard retains the fundamental acquisition method of accounting established in Statement 141; however, among other things, SFAS 141(R) requires recognition of assets and liabilities of noncontrolling interests acquired, fair value measurement of consideration and contingent consideration, expense recognition for transaction costs and certain integration costs, recognition of the fair value of contingencies, and adjustments to income tax expense for changes in an acquirer’s existing valuation allowances or uncertain tax positions that result from the business combination. The Standard is effective for annual reporting periods beginning after December 15, 2008 and shall be applied prospectively. We have not yet completed our assessment of what impact SFAS 141(R), will have on our financial condition, results of operations or cash flows.
In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements. This Standard changes the way consolidated net income is presented, requiring consolidated net income to report amounts attributable to both the parent and the noncontrolling interest but earnings per share will be based on amounts attributable to the parent. It also establishes protocol for recognizing certain ownership changes as equity transactions or gain or loss and requires presentation of noncontrolling ownership interest as a component of consolidated equity. The Standard is effective for annual reporting periods beginning after December 15, 2008 and shall be applied prospectively. We have not yet completed our assessment of what impact SFAS 160 will have on our financial condition, results of operations or cash flows.
The accompanying notes are an integral part of these consolidated financial statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors
Ocean Conversion (BVI) Ltd.
We have audited the accompanying consolidated balance sheets of Ocean Conversion (BVI) Ltd. and its subsidiary (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material aspects, the financial position of Ocean Conversion (BVI) Ltd. and subsidiary as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.
As discussed in Note 3 to the consolidated financial statements, the Company is involved in a dispute with the BVI Government, which is the Company’s sole customer. The consolidated financial statements do not include any adjustments that might result from the ultimate outcome of this dispute.
/s/ Rachlin LLP
Fort Lauderdale, Florida
March 17, 2008

OCEAN CONVERSION (BVI) LTD.
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2007 and 2006
(Expressed in United States Dollars)

	2007	2006
ASSETS
Current assets
Cash and cash equivalents	$102,163	$1,353,105
Accounts receivable	8,177,090	2,399,575
Inventory	467,359	425,222
Prepaid expenses and other assets	57,461	34,686

Total current assets	8,804,073	4,212,588

Property, plant and equipment, net	10,297,970	2,929,953
Construction in progress	196,113	7,627,528
Other Assets	642,500	—

Total assets	$19,940,656	$14,770,069

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and other liabilities	$2,072,453	$1,477,184
Current portion of long term debt	625,000	3,000,000

Total current liabilities	2,697,453	4,477,184

Long term debt	2,250,000	—
Profit sharing obligation	3,250,256	2,111,412
Minority interest in JVD Ocean Desalination Ltd.	—	33,776

Total liabilities	8,197,709	6,622,372

Commitments	—	—

Stockholders’ equity
Class A, voting shares, $1 par value. Authorized 600,000 shares: issued and outstanding 555,000 shares in 2007 and 2006	555,000	555,000
Class B, voting shares, $1 par value. Authorized 600,000 shares: issued and outstanding 555,000 shares in 2007 and 2006	555,000	555,000
Class C, non-voting shares, $1 par value. Authorized 600,000 shares: issued and outstanding 165,000 in 2007 and 2006	165,000	165,000
Additional paid-in capital	225,659	225,659
Retained earnings	10,242,288	6,647,038

Total stockholders’ equity	11,742,947	8,147,697

Total liabilities and stockholders’ equity	$19,940,656	$14,770,069

The accompanying notes are an integral part of these consolidated financial statements.

OCEAN CONVERSION (BVI) LTD.
CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31, 2007, 2006 and 2005
(Expressed in United States Dollars)

	2007	2006	2005
Water sales	$8,955,491	$8,047,783	$7,715,827

Cost of water sales	(2,909,889)	(3,251,740)	(3,003,920)

Gross profit	6,045,602	4,796,043	4,711,907

General and administrative expenses	(2,486,278)	(1,873,726)	(1,818,229)

Income from operations	3,559,324	2,922,317	2,893,678

Other income (expense)

Interest income	579,373	363,420	202,428
Interest expense	(259,038)	(114,065)	(62,150)
Other income	565	—	111

	320,900	249,355	140,389

Income before minority interest	3,880,224	3,171,672	3,034,067

Minority interest	33,776	(512)	(14,739)

Net income	$3,914,000	$3,171,160	$3,019,328

The accompanying notes are an integral part of these consolidated financial statements.

OCEAN CONVERSION (BVI) LTD.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2005, 2006 and 2007
(Expressed in United States Dollars)

			Additional		Total
	Common stock		paid-in	Retained	stockholders’
	Shares	Dollars	capital	earnings	equity
Balance at December 31, 2004	1,275,000	$1,275,000	$225,659	$4,472,971	$5,973,630

Net income	—	—	—	3,019,328	3,019,328

Dividends declared	—	—	—	(2,741,421)	(2,741,421)

Balance at December 31, 2005	1,275,000	1,275,000	225,659	4,750,878	6,251,537

Net income	—	—	—	3,171,160	3,171,160

Dividends declared	—	—	—	(1,275,000)	(1,275,000)

Balance at December 31, 2006	1,275,000	1,275,000	225,659	6,647,038	8,147,697

Net income	—	—	—	3,914,000	3,914,000

Dividends declared	—	—	—	(318,750)	(318,750)

Balance at December 31, 2007	1,275,000	$1,275,000	$225,659	$10,242,288	$11,742,947

The accompanying notes are an integral part of these consolidated financial statements.

OCEAN CONVERSION (BVI) LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2007, 2006 and 2005
(Expressed in United States Dollars)

	2007	2006	2005
Cash flows from operating activities
Net income	$3,914,000	$3,171,160	$3,019,328
Add(deduct) items not affecting cash
Depreciation	399,442	403,255	713,687
Amortization of bank fees	—	3,837	7,564
Profit sharing	1,240,094	1,007,697	970,386
Minority interest	(33,776)	512	14,739
(Increase) decrease in accounts receivable	(5,770,794)	1,012,626	(543,934)
(Increase) decrease in inventory	(42,137)	(80,874)	5,478
(Increase) decrease in other assets	(671,996)	(3,248)	5
Increase in accounts payable and accrued liabilities	595,269	363,090	278,506

Net cash provided by (used in) operating activities	(369,898)	5,878,055	4,465,759

Cash flows from investing activities

Purchase of property, plant and equipment	(28,232)	(132,590)	(17,010)
Expenditures for construction in progress	(307,812)	(4,201,934)	(1,785,413)
Proceeds from sale of assets	—	—	52,288

Net cash provided by (used in) investing activities	(336,044)	(4,334,524)	(1,750,135)

Cash flows from financing activities

Profit sharing rights paid	(101,250)	(405,000)	(870,750)
Proceeds from loan from affiliate	—	800,000	800,000
Principal repayments of long term debt	(125,000)	(255,000)	(250,000)
Dividends paid	(318,750)	(1,275,000)	(2,741,421)

Net cash provided by (used in) in financing activities	(545,000)	(1,135,000)	(3,062,171)

Net increase (decrease) in cash and cash equivalents	(1,250,942)	408,531	(346,547)

Cash and cash equivalents at the beginning of the year	1,353,105	944,574	1,291,121

Cash and cash equivalents at the end of the year	$102,163	$1,353,105	$944,574

Interest paid in cash	$154,314	$17,851	$19,088

Interest received in cash	$—	$283,236	$184,389

The accompanying notes are an integral part of these consolidated financial statements.

OCEAN CONVERSION (BVI) LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
1. Principal activity
Ocean Conversion (BVI) Ltd. (“OC-BVI”) was incorporated in the British Virgin Islands under the Companies Act, Cap 285, on May 14, 1990 and is engaged in the production and sale of potable water to the Government of the British Virgin Islands (the “BVI Government”). OC-BVI has an agreement with the BVI Government, its sole customer, to produce and supply a guaranteed quantity and quality of potable water. This agreement provides for specific penalties should OC-BVI not be able to provide the guaranteed quantity of water.
On January 24, 1992, OC-BVI amended the original agreement with the BVI Government to allow for the expansion of OC-BVI’s plant located at Baughers Bay, Tortola in order to increase its production capacity from 360,000 imperial gallons of water to 510,000 imperial gallons per day. Under this agreement, the BVI Government had the option to purchase this plant in May 1999 at a cost of $1,420,000 or renew the agreement for a period of seven years. The BVI Government did not exercise its option to purchase the plant but advised OC-BVI of its desire to continue the agreement on a month-to-month basis until a new agreement is negotiated. In October 2006, the BVI Government notified OC-BVI that it was asserting a right of ownership of the Baughers Bay plant and invited OC-BVI to submit a proposal for continued involvement in the production of water at the Baughers Bay plant – see Note 3.
JVD Ocean Desalination Ltd. (“JVD”), a majority owned affiliate of OC-BVI, was incorporated on January 2, 2003 and began producing potable water for the Government on July 10, 2003.
2. Accounting policies
Basis of preparation: The consolidated financial statements presented are prepared in accordance with accounting principles generally accepted in the United States of America.
Basis of consolidation: The consolidated financial statements include the financial statements of Ocean Conversion (BVI) Ltd. and its majority owned subsidiary, JVD Ocean Desalination Ltd. (collectively, the “Company”). All significant intercompany balances and transactions have been eliminated.
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

OCEAN CONVERSION (BVI) LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Impairment of long-lived assets: In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets,” such as property, plant and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount exceeds the fair value of the asset.
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
3. Dispute with BVI Government.
In October 2006,the Ministry of Communications and Works of the Government of the British Virgin Islands (the “Ministry”) notified OC-BVI that it was asserting a purported right of ownership of the Baughers Bay plant pursuant to the terms of the Water Supply Agreement between the parties dated May 1990 (the “1990 Agreement”) and was inviting OC-BVI to submit a proposal for its continued involvement in the production of water at the Baughers Bay plant in light of the Ministry’s planned assumption of ownership. The Ministry is OC-BVI’s sole customer and substantially all of its revenues are generated from the Baughers Bay plant.
Under the terms of the 1990 Agreement, upon the expiration of the initial seven year term in May 1999, the agreement would automatically be extended for another seven year term unless the Ministry provided notice, at least eight months prior to such expiration, of its decision to purchase the plant from OC-BVI for approximately $1.42 million.
In correspondence between the parties from late 1998 through early 2000, the Ministry indicated that the BVI Government was prepared to exercise the option to purchase the plant but would be amenable to negotiating a new water supply agreement, and that it considered the 1990 Agreement to be in force on a monthly basis until negotiations between the BVI Government and OC-BVI were concluded. Occasional discussions were held between the parties since 2000 without resolution of the matter. OC-BVI has continued to supply water to the Ministry and has expended approximately $4.7 million to significantly expand the production capacity of the plant beyond that contemplated in the 1990 Agreement.

OCEAN CONVERSION (BVI) LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
OC-BVI submitted a proposal to the Ministry in late 2006 to continue to supply water from the Baughers Bay plant. The Ministry held discussions with OC-BVI regarding a new contract but did not formally respond to OC-BVI’s proposal. Early in 2007 the Ministry unilaterally took the position that until such time as a new agreement is reached on the ownership of the plant and the price for the water produced by the plant, the Ministry would only pay that amount of OC-BVI’s billings that the Ministry purports constitutes OC-BVI’s costs of producing the water. At its proposed interim price, the Ministry would pay only approximately 30% of the amounts billed by OC-BVI pending a new agreement. OC-BVI responded to the Ministry that the amount the Ministry proposed to pay was significantly less than OC-BVI’s production costs. Payments made by the Ministry to OC-BVI since the Ministry’s assumption of this reduced price have been sporadic and as of December 31, 2007 OC-BVI had received payment for less than 22% of the amounts it billed the Ministry for the year then ended.. On November 15, 2007, OC-BVI issued a demand letter to the BVI Government for approximately $6.2 million representing amounts that OC-BVI claimed were due by the BVI Government for water sold and delivered plus interest and legal fees. In response to OC-BVI’s demand for payment, the BVI Government issued a letter dated November 19, 2007 that reasserted its claim that ownership of the Baughers Bay plant has passed to the BVI Government and rejected OC-BVI’s claim for payment. OC-BVI advised the BVI Government in correspondence dated November 21, 2007 that it was demanding that the dispute between OC-BVI and the BVI Government be submitted to arbitration pursuant to the terms of the 1990 Agreement. On the following day, OC-BVI’s management was informed that the BVI Government had filed a lawsuit with the Eastern Caribbean Supreme Court seeking ownership of the Baughers Bay plant. OC-BVI intends to vigorously pursue its rights to full payment for water sold and delivered to the BVI Government and to defend against any action that the BVI Government owns any interest in the Baughers Bay plant.
As of December 31, 2007 OC-BVI had $8.2 million in gross accounts receivable balances due from the BVI Government. In January 2008 the BVI Government remitted a partial payment on these receivables to OC-BVI of $3.5 million.
During 2007 OC-BVI completed, for a total cost of approximately $8 million, the construction of a 700,000 U.S. gallons per day desalination plant located at Bar Bay, Tortola (the “Bar Bay plant”). OC-BVI constructed this plant in response to what it believes is an extreme shortage of, and a pressing demand for, potable water on the eastern end of Tortola and anticipated entering into a bulk water supply agreement with the Ministry. However, due to the Baughers Bay dispute OC-BVI had not reached an agreement with the Ministry and the Bar Bay plant had not commenced operations as of March 2008.
To test for possible impairment of its long-lived assets as of December 31,2007 as required under SFAS 144 the Company estimated the future expected cash flows from its Baughers Bay and Bar Bay plants using the guidance set forth under the FASB Statement of Financial Accounting Concepts No. 7, “Using Cash Flow Information and Present Value in Accounting Measurements.” In accordance with this FASB statement the Company (i) identified various possible outcomes of the Baughers Bay dispute and negotiations for a contract on the new Bar Bay plant; (ii) estimated the cash flows associated with each possible outcome, and (iii) assigned a probability to each outcome based upon discussions held to date with the BVI Government and OC-BVI’s legal counsel. The resulting probability-weighted sum represents the expected cash flows, and the Company’s best estimate of future cash flows, to be derived from the Baughers Bay and Bar Bay plants. The Company determined that the sum of the future undiscounted cash flows for the Baughers Bay and Bar Bay plants, as based upon these expected cash flows, exceeded the carrying values for these assets as of December 31, 2007 and therefore no impairment charge was required for these long-lived assets.
The identification of the possible outcomes for the Baughers Bay dispute and Bar Bay negotiations, the projections of cash flows for each outcome, and the assignment of relative probabilities to each outcome all represent significant estimates made by the Company’s management. The ultimate resolution of the Baughers Bay and Bar Bay issues may differ significantly from the Company’s estimates and may result in actual cash flows from the plants that vary materially from the expected cash flows the Company used in determining that an impairment charge was not required for the Company’s long-lived assets. If OC-BVI and the BVI Government are unable to agree on a new contract for Baughers Bay and this matter proceeds to resolution through the Courts, the Ministry’s right of ownership under the 1990 Agreement could be found to be enforceable, in which case OC-BVI could lose its water supply arrangement with the Ministry or may be forced to accept a water supply arrangement with the Ministry on less favorable terms, and if the BVI Government exercises its purported right, OC-BVI could lose ownership of the Baughers Bay plant. Even if OC-BVI is able to refute the Ministry’s purported right of ownership, OC-BVI may elect to accept a new contract on less favorable terms. OC-BVI may be unsuccessful in negotiating a contract for the Bar Bay plant on terms it finds acceptable. Any of these or other possible outcomes could result in actual cash flows from the Baughers Bay and Bar Bay plants that are significantly lower than the Company’s estimates. In such case, the Company could be required to record an impairment charge to reduce the carrying value of its long lived

OCEAN CONVERSION (BVI) LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
assets. Such impairment charge would reduce the Company’s earnings and could have a material adverse impact on its results of operations and financial condition. Failure to negotiate a new contract for either the Baughers Bay or Bar Bay plant could affect the Company’s ability to continue as a going concern.
4. Inventory
Inventory consists of:

	December 31,
	2007	2006
Consumables stock	$83,490	$55,543

Spare parts stock	383,869	369,679

Total	$467,359	$425,222

5. Property, plant and equipment and construction in progress
Property, plant and equipment consist of:

	December 31,
	2007	2006
Plant and equipment	$9,545,707	$9,517,475
Office furniture, fixtures and equipment	61,363	61,363
Vehicles	71,600	71,600
Tools & test equipment	18,431	18,431

	9,697,101	9,668,869

Accumulated depreciation	(7,138,358)	(6,738,916)

Property, plant and equipment, net of Bar Bay plant and equipment	2,558,743	2,929,953
Bar Bay plant and equipment	7,739,227	—

Property, plant and equipment, net	$10,297,970	$2,929,953

Construction in progress	$196,113	$7,627,528

Bar Bay plant and equipment represents costs incurred to construct a 700,000 U.S. gallons per day desalination plant at Bar Bay, Tortola, British Virgin Islands. This plant was under construction during 2006 and completed during 2007. While operationally ready at December 31, 2007 this plant had not been placed into service as of March 2008 pending negotiation of a contract for the plant with the BVI Government – see Note 3.
6. Long term debt

	December 31,
	2007	2006
CWCO loan bearing interest at three month LIBOR plus 3.5% (8.20% at December 31, 2007) per annum, with interest calculated daily and payable quarterly. The loan is payable in eight (8) quarterly principal payments of $125,000 commencing on August 31, 2007, plus a final principal payment of $2,000,000 due on August 31, 2009, plus quarterly payments of accrued interest	$2,875,000	$3,000,000

Total long term debt	2,875,000	3,000,000

Less current portion	(625,000)	(3,000,000)

Long term debt, excluding current portion	$2,250,000	$—

On May 25, 2005, the Company entered into a loan agreement with Consolidated Water Co. Ltd. (“CWCO”), a Cayman Islands company which owns 50% of the Company’s voting shares. Under this agreement CWCO loaned the Company $3.0 million for the design and construction of the Bar Bay plant in Tortola. The loan principal was originally due and payable on June 1, 2007 and interest accrues at the LIBOR rate plus 3.5% and is payable quarterly on amounts drawn down commencing July 2005. The loan can be repaid at any time without penalty and is secured by a debenture on all of the Company’s assets. On August 24, 2007, the loan agreement was amended such that the loan is payable in eight quarterly principal payments of $125,000 commending on August 31, 2007, plus a final principal payment of $2,000,000 due on August 31, 2009, plus quarterly payments of accrued interest. The Company was delinquent on one payment of principal as of December 31, 2007 but made this payment subsequent to year end and is current on all payments due under the agreement as of March 2008. The Company’s failure to obtain new agreements with the BVI Government for its Baughers Bay and Bar Bay plants by September 2007 constituted an event of default under the loan agreement. However, in March 2008 the Company obtained a waiver of this default through January 1, 2009 from CWCO.

OCEAN CONVERSION (BVI) LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
7. Commitments
The Company leases property adjacent to the Baughers Bay plant upon which it has installed wells and pipelines necessary for the production of water, with lease payments totaling $18,055 annually through the year 2015.
In addition, on May 25, 2005, the Company entered into a twenty five year lease agreement with Bar Bay Estate Holdings Limited (“Bar Bay”), a private company incorporated in the Territory of the British Virgin Islands, pursuant to which the Company agreed to lease from Bar Bay approximately 50,000 square feet of land on Tortola, British Virgin Islands on which a seawater desalination plant and wells will be constructed. Under the terms of the lease agreement, a lease premium payment of $750,000 was made on June 10, 2005, annual lease and easement payments of $15,600 are due annually and royalty payments of 2.87% of annual sales, as defined in the lease agreement, are payable quarterly. Sage Water Holdings (BVI) Limited, currently owns 100% of the non-voting stock, 50% of the voting common stock and 50% of the profit sharing rights of OC-BVI. A Director of Sage Water Holdings is also a Director of OC-BVI and holds 50% of the outstanding shares of Bar Bay.
Future minimum lease payments under non-cancelable operating leases at December 31, 2007 are as follows:

2008	$63,075
2009	63,075
2010	63,075
2011	63,075
2012	63,075
Thereafter	1,179,897
Total rental expense for each of the years ended December 31, 2007, 2006 and 2005 was $33,655, $33,655, and $33,655, respectively.
8. Expenses

	Year Ended December 31,
	2007	2006	2005
Cost of water sales consist of:
Fuel oil	$990,188	$658,938	$625,316
Electricity	331,456	820,134	529,905
Maintenance	278,673	558,653	436,104
Depreciation	398,336	402,150	712,582
Employee costs	469,759	446,126	381,613
Insurance	80,529	78,822	80,138
Other direct costs	360,948	286,917	238,262

	$2,909,889	$3,251,740	$3,003,920

General and administrative expenses consist of:
Profit sharing	$1,240,094	$1,007,698	$970,386
Management fees, related parties	713,119	620,448	561,605
Directors fees and expenses	63,711	65,456	67,091
Professional fees	266,366	33,418	29,980
Employee costs	50,431	50,622	36,686
Maintenance costs	1,265	160	991
Depreciation	1,105	1,105	1,105
Other indirect costs	150,187	94,819	150,385

	$2,486,278	$1,873,726	$1,818,229

OCEAN CONVERSION (BVI) LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
9. Related party transactions
Pursuant to an amended and restated Management Services Agreement dated December 1, 2003 between DesalCo Limited. (a wholly-owned subsidiary of CWCO) and the Company, DesalCo Limited provides the Company with management, administration, finance, operations, maintenance, engineering and purchasing services, and is entitled to be reimbursed for all reasonable expenses incurred on behalf of the Company. The Company incurred fees of $528,119, $466,401 and $452,843 related to this management service agreement for the years ended December 31, 2007, 2006 and 2005, respectively, and as of December 31, 2007 had accounts payable of $605,446 (2006: $890,299) due to DesalCo Limited. for fees and expenses paid by DesalCo Ltd. on behalf of the Company.
Pursuant to a Management Services Memorandum effected January 1, 2004 between the Class B Directors who at any point in time represent Sage Water Holdings (BVI) Limited, and the Company, the Class B directors provide the Company with delegated operational matters, general management of local business matters, donation, sponsorship and public relations activities, and are entitled to an annual fixed fee of $60,000 and a profit sharing bonus equal to 2% of the Company’s income before depreciation, interest (income and expense), and other expenses not directly related to the operation of the Company. The Company incurred fees of $185,000, $154,047 and $108,762 related to this management service memorandum for the years ended December 31, 2007, 2006 and 2005, respectively and as of December 31, 2007 had accounts payable of $10,119 (2006: $26,030) due to Sage Water Holdings (BVI) Ltd.
As of December 31, 2007, the Company had accounts payable of $125,197 (2006: $119,367) related to the reimbursement of expenses paid by CWCO and DesalCo (Barbados) Limited.
10. Profit sharing obligation

	December 31,
	2007	2006
Opening balance	$2,111,412	$1,508,714
Additions	1,240,094	1,007,698
Distributions	(101,250)	(405,000)

Ending balance	$3,250,256	$2,111,412

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
Under the terms of the Agreements, the Company, in exchange for the above-mentioned shares, granted the Parties, profit sharing rights in the Company’s profits for as long as the Company remains in business as a going concern. The Agreement states that where the Company has profits available for the payment of dividends and pays a dividend from there, a distribution shall be made to each of the Parties equal to 202,500 (2006: 202,500) times the dividend per share received by the remaining shareholders and paid concurrently with such dividend. The factor of 202,500 (2006: 202,500) shall be subject to amendment by the same proportion and at the same time as changes take place or adjustments are made in respect of the remaining shareholders.
The current shareholders and an affiliate of a current shareholder have acquired these profit sharing rights. The Company has recorded an obligation at December 31, 2007 for the maximum profit shares payable to the Parties if all retained earnings were to be distributed as dividends and profit shares.

11. Taxation
Under the terms of the water sale agreements with the Government, the Company is exempt from all non-employee taxation in the British Virgin Islands.
12. Pension plan
Effective December 1, 2003, the Company established the MWM Global Retirement Plan (the “Plan”). The Plan is a defined contribution plan whereby the Company will contribute 5% of each participating employee’s salary to the Plan. The total amount recognized as an expense under the plan during the year ended December 31, 2007 was $13,876 (2006: $11,230 and 2005: $9,621).
13. Financial instruments
Credit risk:
Financial assets that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, accounts receivable and intercompany loans receivable. The Company’s cash is placed with high credit quality financial institutions. The accounts receivable are due from the Company’s sole customer, the BVI Government. As a result, the Company is subject to credit risk to the extent of any non-performance by the BVI Government.
Interest rate risk:
The interest rates and terms of the Company’s loans are presented in Note 6 of these consolidated financial statements. The Company is subject to interest rate risk to the extent that the LIBOR rate may fluctuate.
Fair values:
As of December 31, 2007 and 2006, the carrying amounts of cash and cash equivalents, accounts receivable, prepaid expenses and other assets, accounts payable and accrued liabilities approximate fair values due to the short term maturities of these assets and liabilities. Management considers that the carrying amount for long term debt approximates fair value.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.
ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Disclosure controls and procedures are the Company’s controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be in this report is accumulated and communicated to its management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the possible controls and procedures.
Our management has evaluated, with the participation of its principal executive officer and principal financial officer, the effectiveness of its disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our principal executive officer and principal financial officer have concluded that, as of the end of the period covered by this report, the company’s disclosure controls and procedures were effective.
Internal Control Over Financial Reporting
(a) Management’s Annual Report on Internal Control Over Financial Reporting
MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Company management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s Board of Directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:
•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.
Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework.
Based on our assessment, management believes that, as of December 31, 2007, the Company’s internal control over financial reporting is effective.
The Company’s independent registered public accounting firm, Rachlin LLP, has issued a report on the effectiveness of the Company’s internal control over financial reporting. Their report appears in Item 8. Financial Statements and Supplementary Data.
(b) Attestation Report of the Independent Registered Public Accounting Firm
See Item 8. Financial Statements and Supplementary Data.
(c) Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation of such internal control that occurred during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Our Directors and Executive Officers
This table lists information concerning our executive officers and directors:

Name	Age	Position
Jeffrey M. Parker	63	Director, Chairman of the Board of Directors
Frederick W. McTaggart	45	Director, President, Chief Executive Officer
David W. Sasnett	51	Director, Executive Vice President & Chief Financial Officer
Gregory S. McTaggart	44	Vice President of Cayman Operations
Robert B. Morrison	54	Vice President of Purchasing and Information Technology
Gerard J. Pereira	37	Vice President of Engineering
Ramjeet Jerrybandan	39	Vice President of Overseas Operations
William T. Andrews	59	Director
Brian E. Butler *	59	Director
Steven A. Carr *	57	Director
Carson K. Ebanks *	52	Director
Richard L. Finlay *	49	Director
Clarence B. Flowers, Jr. *	52	Director
Wilmer F. Pergande *	68	Director
Leonard J. Sokolow*	51	Director
Raymond Whittaker *	54	Director

*	The Board of Directors has determined that each of such persons is an “independent director” under the corporate governance rules of The NASDAQ Stock Market LLC (“NASDAQ”)
Jeffrey M. Parker has been a director of our Company since 1980 and Chief Executive and Chairman of the Board since 1982. On January 1, 2004, Mr. Parker resigned as Chief Executive Officer, a position he held since 1994 but remained employed by the Company as Director responsible for investor relations and business expansion and Chairman of the Board. In addition to serving as our Chairman of the Board, Mr. Parker is a Chartered Accountant and practiced as Moore Stephens (Cayman Islands) Ltd., a member of Moore Stephens International Ltd until November 2007. From 1993 to 1995, Mr. Parker served as a director of The International Desalination Association representing the Caribbean & Latin America. Mr. Parker received his ACA designation as a chartered accountant in England and Wales in 1967, and his FCA designation in 1977. During the first quarter of 2008, Mr. Parker resigned from his employment with us as our Executive Chairman effective July 4, 2008 in order to pursue other interests. He will continue to serve as non-executive Chairman of our Board.
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
David W. Sasnett has served as a director of our Company since December 2004 and in June 2006 became our Executive Vice President and Chief Financial Officer. From October 2005 until June 2006 Mr. Sasnett was the Chief Financial Officer of VoIP, Inc., a publicly-traded provider of communication services utilizing voice over internet protocol technology. Mr. Sasnett is an Executive Vice President and the former President of Secure Enterprises, LLC, a marketer and distributor of consumer products, a company he co-founded in 2003. During 2004, he was the Vice President of Finance and Controller for MasTec, Inc., a publicly-traded specialty contractor and infrastructure provider. Mr. Sasnett was employed from 1994 to 2002 by Catalina Lighting, Inc. and from 1996 to 2002 served as the Chief Financial Officer of Catalina Lighting, Inc., a publicly-traded manufacturer and distributor of residential lighting and other consumer products. Mr. Sasnett is presently serving on the Board of Directors of Web Safety, Inc., a publicly-traded company. His experience also includes more than 12 years with the accounting, auditing and consulting firm of Deloitte & Touche, LLP.
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
Robert B. Morrison was appointed Vice President of Purchasing & Information Technology in March 2003. Mr. Morrison holds the designation Certified Professional Purchaser and has more than twenty- five years of experience in the purchasing and logistics field. He joined DesalCo Limited as Purchasing Manager in June of 1996 in which position he also employed his more than 20 years of information technology experience as software and systems developer, network administrator and end user support resource for PC and mainframe environments. Prior to this, Mr. Morrison was Principal Purchasing Officer for the Ministry of Works & Engineering of the Bermuda government and Purchasing Manager for American-Standard in Toronto, Canada.
Gerard J. Pereira was appointed Vice President of Engineering in March 2003. Mr. Pereira obtained his Bachelor of Science and Master of Science in Chemical Engineering from the University of Waterloo, Ontario, Canada and joined Ocean Conversion (Cayman) Limited as Operations Engineer in 1995. He was promoted to Operations Manager of Ocean Conversion (Cayman) Limited in 1998, which post he held until our acquisition of that company.
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
William T. Andrews became a director of our Company upon completion of our acquisition of DesalCo Limited in February 2003. Since 2002, he has been a director of DWEER Technology Ltd., and since 2007 he has been a director of ROVEX Ltd. companies which license patented high efficiency energy reduction pumping equipment for seawater reverse osmosis desalination.  Since 2003, he has been Vice-Chairman of the Board of Directors of Calder AG.   From 1991 to 2003, Dr. Andrews was Managing Director of DesalCo Limited. He was formerly President of Reliable Water Inc., and Vice President of Polymetrics Inc., focusing on seawater reverse osmosis desalination in both cases. Dr. Andrews attended universities in England, receiving a bachelor’s degree in Physics from the University of Newcastle-upon-Tyne, and a doctorate in Atomic Physics at Oxford University, as a Rhodes Scholar. He is a registered Mechanical Engineer in California and Bermuda. Since 1976, Dr. Andrews has continuously been a member of the International Desalination Association (IDA). He was a director of IDA from 1995 until 2005, and had served as President during 2002/3. He is a member of the European Desalination Society.
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
Carson K. Ebanks became the Cayman Islands government nominated director of our Company in May of 2001. Mr. Ebanks was the Director of Planning for the Cayman Islands from 1991 — 1997. Since 1997, he has served the Cayman Islands Government as a Chief Officer currently for the Ministry of Community Services, Youth, Sports and Gender Affairs. Mr. Ebanks is a Justice of the Peace, a Fellow of the Royal Geographic Society and a member of the American Planning Association and a member of the Most Excellent Order of the British Empire. He holds a Bachelor of Environmental Studies (Hons. Urban and Regional Planning — Peace and Conflict Studies Minor) from the University of Waterloo and a Master of Arts — Planning in Community and Regional Planning from the University of British Columbia. He is a trustee of the National Gallery of the Cayman Islands. Mr. Ebanks has served on the Boards of the Trustees for the Cayman Islands Museum, the Cayman Islands Civil Service Co-operative Credit Union, the Housing Development Corporation, the Water Authority-Cayman the National Roads Authority and is the Secretary General of the Cayman Islands Olympic Committee.

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
Wilmer F. Pergande has been a director of our Company since 1978. Mr. Pergande is the principal of WF Pergande Consulting LLC currently providing consulting engineering services in the areas of desalination and fluid dynamics technologies. He retired in 2005 as the Global Leader for Desalination and Process Equipment for GE Infrastructure, Water and Process Technologies, a water desalination and treatment division of GE, which position he held since 2002. Mr. Pergande previously held the position of Vice-President of Special Projects, and CEO of a subsidiary, of Osmonics, Inc., a publicly-traded water treatment and purification company, until its acquisition by General Electric Co. Before joining Osmonics, Mr. Pergande was the Chief Executive Officer of Licon International, Inc., a publicly traded manufacturer of liquid separation and processing equipment. Previously, Mr. Pergande was the President of Mechanical Equipment Company, Inc., and held executive managerial positions with AquaChem Inc. both companies being manufacturers of seawater desalination equipment.  In 2007, he was elected a Director of the International Desalination Association and also serves as its Secretary.
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

Group 1	Group 2	Group 3
William T. Andrews	Carson K. Ebanks, JP	Wilmer F. Pergande
Brian E. Butler	Richard L. Finlay	Raymond Whittaker
Steven A. Carr	Clarence B. Flowers, Jr.	David W. Sasnett
	Frederick W. McTaggart	Leonard J. Sokolow
Jeffrey M. Parker
The directors of Group 1 were re-elected at our annual shareholders’ meeting in 2007. The directors in Group 2 will be eligible for re-election in 2008, Group 3 in 2009 and then Group 1 again in 2010.
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
The Company typically schedules a meeting of the Board of Directors quarterly and in conjunction with its Annual General Meeting and expects that all Directors will attend, absent a valid reason, such as a scheduled conflict. The Board of Directors held nine meetings during 2007.
Each director other than Carson K. Ebanks attended at least 75% of the aggregate of: (i) The total number of meetings of the Board of Directors held during 2007, and (ii) the total number of meetings held by all committees of the Board of Directors on which he served during 2007.
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
Executive Committee
The Executive Committee is comprised of Messrs. Frederick McTaggart, Finlay, Flowers, Parker and Whittaker. The Executive Committee did not meet during 2007. The functions of the Executive Committee include meeting to review the operations of the Company to ensure that any matters which must be dealt with before the next Board of Directors meeting are addressed in a timely matter.
Compensation Committee
The Compensation Committee for 2007 was comprised of Messrs. Ebanks, Flowers, Finlay, Pergande and Sokolow. The Compensation Committee met nine times during 2007.
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
The composition of our Compensation Committee was changed in February 2008 and this Committee now consists of Messrs. Finlay, Pergande and Sokolow.
Audit Committee
The Board of Directors has an Audit Committee, which during 2007 was comprised of Messrs. Butler, Carr, Finlay, Sokolow and Whittaker. The Audit Committee met seven times during 2007.
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
The composition of our Audit Committee was changed in February 2008 and this Committee now consists of Messrs. Sokolow, Finlay, and Carr.
Nominations Committee
The Board of Directors has a Nominations Committee, which is comprised of Messrs. Carr, Pergande and Sokolow. The nominations committee met once during 2007.
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

ITEM 11. EXECUTIVE COMPENSATION
COMPENSATION DISCUSSION & ANALYSIS
In this section, we provide an overview and analysis of our compensation program and policies, the material compensation decisions we have made under those programs and policies, and the material factors that we considered in making compensation decisions for our Named Executive Officers, as defined under the heading “Additional Information Regarding Executive Compensation.” Specific information regarding the compensation earned by or paid to our Named Executive Officers in 2007 is set forth in a series of tables under the heading “Additional Information Regarding Executive Compensation.” The discussion below is intended to help you understand the detailed information provided in those tables and put that information into context within our overall compensation program.
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
Our compensation decisions with respect to our Named Executive Officer compensation opportunities are influenced by (a) the executive’s level of responsibility and function within the Company, (b) our overall performance and profitability, and (c) our assessment of the competitive marketplace, including our competitors in our geographical business area such as GE Water, TSG Water Resources, Inc., VWNA Caribbean, LLC and Seven Seas Water Corp.
Setting Executive Compensation
Based on the foregoing philosophy and objectives, the Committee has structured our Named Executive Officers’ base salary and equity-based and incentive-based compensation to motivate executives to achieve our business goals and reward the executives for achieving such goals. In furtherance of this, the Committee recently engaged Janney Montgomery Scott LLC (“Janney Montgomery”), an outside financial consulting firm and lead underwriter in our last public offering, to conduct a review of our total compensation program for our most highly compensated executive officers.
In determining the compensation of our Named Executive Officers as set forth in their most recent employment agreements, the Committee reviewed the American Water Works Association’s 2005 Water Utility Compensation Survey, which covered salaries paid during 2002-2005 to executives employed by the top 625 water utility companies in the United States and again plans to purchase this survey based on 2007 salaries. The Committee also reviewed compensation paid to executives working at publicly-traded U.S. companies for which this information was available that are operating in the water business, including California Water Service Company, American Water, Middlesex Water Company, York Water Company and Southwest Water Company. Using this information, the Committee determined the total compensation of our Named Executive Officers, pursuant to their current employment agreements, adjusting upward between 20-25% to account for the cost of living in the Cayman Islands as compared to that of the United States.
We compete with many companies for top executive-level management and technical talent and have been unsuccessful in the past when we attempted to recruit executives to relocate to the Cayman Islands. As such, the Committee generally sets compensation targets for our Named Executive Officers who live in the Cayman Islands that are 20-25% above the compensation paid to similarly situated U.S. executives of our Peer Companies in order to attract and to retain our Cayman Islands based Named Executive Officers. However, the Committee may set compensation for our Named Executive Officers above or below this standard as dictated by the experience level of the individual and market factors.
A significant percentage of the total compensation paid to our Named Executive Officers is allocated to incentive-based compensation, as a result of the philosophy and objectives mentioned above. In 2007, the annual bonuses paid to our Named Executive Officers ranged from 17%-79% of the total compensation paid to our Named Executive Officers.

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
2007 Executive Compensation Components
For the fiscal year ended December 31, 2007, the principal components of compensation for our Named Executive Officers were:
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
Base salaries are reviewed annually and increased based upon (i) a need to realign base salaries with market levels for the same positions in the companies of similar size to us represented in the compensation data reviewed; (ii) an internal review of the executive’s compensation, both individually and relative to other executive officers; (iii) the individual performance of the executive and (iv) an assessment of whether significant corporate goals were achieved. Additionally, we may adjust base salaries as warranted throughout the year for promotions or other changes in the scope or breadth of an executive’s role or responsibilities.
Equity-Based Compensation
Under the terms of the employment agreement for our Chief Financial Officer that was effective through December 31, 2007, he was entitled to receive the equivalent in value of US$40,000 of our ordinary shares annually. Such shares vest quarterly in increments of 12.5% over a two-year period beginning at the start of each year. For purposes of determining the number of ordinary shares equivalent in value to US$40,000, we use the average of the closing bid and ask prices of the ordinary shares on the principal market on which our ordinary shares are traded for the five business days prior to the date that the amount of ordinary shares to be issued to our Chief Financial Officer is calculated.
We believe that equity ownership resulting from equity-based compensation earned by our Chief Financial Officer is an effective means of creating a long-term link between the compensation provided to our Chief Financial Officer with gains realized by our shareholders.
We entered into a new employment agreement with our Chief Financial Officer in January 2008 that supersedes his previous employment agreement effective January 1, 2008. The $40,000 of equity-based compensation discussed above is not a component of compensation under this new agreement. However, any shares granted under the previous agreement through December 31, 2007 will continue to vest assuming this executive continues his employment with us.
Incentive-Based Compensation
Annual Bonus. A significant amount of total compensation for which our Named Executive Officers are entitled is comprised of an annual bonus. For 2007, our Chairman and Chief Executive Officer were entitled to an annual performance bonus equal to 1.5% and 2%, respectively, of net profit, subject to a cap measured as 40% and 50% of their respective base salaries and were also entitled to an annual incremental bonus equal to 15% and 5%, respectively, of the increase (if any) of net profit for a financial year over all prior years highest net profit. The annual bonuses paid to our Chairman and our Chief Executive Officer are paid 75% in cash and 25% in ordinary shares. Our Chief Financial Officer was entitled to an annual bonus for 2007 in an amount not less than 25% of his then current base salary based on meeting certain performance goals agreed to with our Chief Executive Officer. In 2007, our Chief Executive Officer set performance goals for the Chief Financial Officer with respect to various financial initiatives and the financial reporting process. The bonus paid to our Chief Financial Officer is paid in cash. For 2007, all Vice Presidents, except our Chief Financial Officer, were entitled to an annual bonus equal to 2.5% of the increase (if any) of net profit for a financial year over all prior years’ highest net profit, subject to a cap measured as 40% of their respective, then current base salaries. The annual bonuses, if any, paid to our Vice-Presidents may be paid, upon election by such Vice-President, in cash, in our ordinary shares or in a combination thereof (upon approval of our shareholders with regard to the ordinary shares to be issued).

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
Equity Incentives. Through December 31, 2007, our Vice-Presidents were eligible to participate in an employee share incentive plan for our long-term employees who are not directors. We believe that equity ownership is one of the more effective means of creating a long-term link between the compensation provided to our Named Executive Officers and other key management personnel with gains realized by our shareholders.
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
Under the new employment agreements consummated with our Chief Financial Officer and Vice Presidents that became effective January 1, 2008, such Executive Officers may no longer participate in the employee share incentive plan discussed above. Under their new agreements, these individuals have received options to purchase shares of our common stock under a proposed new equity incentive plan that will be presented for approval at our upcoming 2008 shareholders’ meeting.
Pension Plan
As with every employer in the Cayman Islands, we are required by the National Pension Law to provide a pension plan for our employees in the Cayman Islands. We belong to the Cayman Islands Chamber Pension Plan, the Ocean Conversion Staff Pension Plan and the Fidelity Pension Plan in the Cayman Islands. The Chamber Pension Plan is a non-profit entity, which is administered by the Bank of Butterfield, the Ocean Conversion Staff Pension Plan has as its trustee Colonial Private Trustee Limited and is administered by the British Caymanian Insurance Company Ltd, and the Fidelity Pension Plan is administered by Fidelity Pension Services (Cayman) Limited who are also the trustees of the plan.
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
All three plans are defined contribution plans, and as such the amount that an employee receives upon retirement is directly related to the amount contributed to the plan by the employee while working. Once an employee retires (employees become eligible for retirement at age 60 in the Cayman Islands), an employee has the following options for receiving benefits:
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

Perquisites and Other Personal Benefits
Pursuant to our Chief Executive Officer’s employment agreement, we provide our Chief Executive Officer with a suitable vehicle, the monthly expense of which was $250 in 2007. Pursuant to our Chief Financial Officer’s employment agreement, we provide our Chief Financial Officer with a monthly automobile expense allowance which amounted to $750 per month in 2007.
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
Additionally, our Chief Financial Officer’s employment agreement may be terminated due to his conviction of a felony or his commission of an act or omission that could result in material harm to us or conduct justifying dismissal under Cayman Island law.
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
Severance
Upon termination of employment, our Chairman, Chief Executive Officer and Chief Financial Officer are entitled to receive severance payments under their employment agreements. In determining whether to approve and setting the terms of such severance arrangements, the Committee recognizes that executives, especially highly ranked executives, often face challenges securing new employment following termination. Our Chairman and Chief Executive Officer’s respective employment agreements provide for a lump sum severance payment equal to 24 months and our Chief Financial Officer’s employment agreement provides for a lump sum severance payment of 12 months, of their then current respective base salary if their employment is terminated without cause or if their employment agreements are not renewed. The Committee negotiated our Chairman and Chief Executive Officer’s severance packages to provide them an amount equal to their base salary for the length of their non-competition arrangement with us. Based upon the data reviewed by the Committee, we believe that our Chairman, Chief Executive Officer’s and Chief Financial Officer’s severance packages are generally in line with severance packages offered to executive chairmen, chief executive officers and chief financial officers of the companies of similar size and employee base.
Change in Control
Upon a “Change in Control,” as defined below, our Chief Financial Officer may elect to terminate his employment and receive a lump sum payment equal to three times his then current base salary. In determining whether to approve and setting the terms of such Change in Control arrangement, the Committee recognizes the importance to the Company and our shareholders of avoiding the distraction and loss of key management personnel that may occur in connection with rumored or actual fundamental corporate changes. A properly arranged Change in Control provision protects shareholder interests by enhancing employee focus during rumored or actual Change in Control activity through:
•	Incentives to remain with us despite uncertainties while a transaction is under consideration or pending; and

•	Assurance of compensation for terminated employees after a Change in Control.
Our Chief Financial Officer’s employment agreement provides that, at his election, he may terminate his employment upon a Change in Control and receive a payment of 36 months of base his then current base salary. After reviewing the practices of companies represented in the compensation data we obtained, the Committee negotiated our Chief Financial Officer’s Change in Control arrangement to provide him an amount equal to his base salary for three times the length of his non-competition arrangement with us. We believe that our Chief Financial Officer’s Change in Control arrangement is generally in line with such arrangements offered to chief financial officers of the companies of similar size to us represented in the compensation data reviewed.
For the purposes of this discussion, a “Change of Control” means where: (i) any person, including a “group” as defined in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended, publicly announces that such person or group has become the beneficial owner of more than 30% of the combined voting power (“Controlling Voting Power”) of our then outstanding securities that may be cast for the election of directors and (ii) the persons who were our directors before such event shall cease to constitute a majority of our Board of Directors, or any successor, as the direct or indirect result of any person or group acquiring Controlling Voting Power.
Compensation Committee Report
The Committee, comprised of independent directors, reviewed and discussed the above Compensation Discussion & Analysis (“CD&A”) with the Company’s management. Based on the review and discussions, the Committee recommended to the Company’s Board of Directors that the CD&A be included in this Annual Report on Form 10-K.

Compensation Committee Carson K. Ebanks Clarence B. Flowers, Jr. Wilmer F. Pergande Leonard J. Sokolow

ADDITIONAL INFORMATION REGARDING EXECUTIVE COMPENSATION
Summary Compensation Table
The following table summarizes the compensation of our (1) Chief Executive Officer, (2) Chief Financial Officer and (3) our three other most highly compensated executive officers based upon total compensation (collectively, our “Named Executive Officers”) for the fiscal year ended December 31, 2007.

						Non-Equity
					Option	Incentive Plan
Name and Principal				Stock	Awards	Compensation	All Other
Position	Year	Salary ($)	Bonus ($)	Awards($)	($)	($)	Compensation ($)	Total($)
(a)	(b)	(c)	(d)(1)	(e)(2)	(f)(3)	(g)(4)	(i)(5)	(j)
Frederick W. McTaggart Chief Executive Officer	2007	230,000	312,508	—	—	—	6,600	549,108
	2006	223,416	175,379	—	—	—	6,600	405,395

David W. Sasnett (6) Executive VP & Chief Financial Officer	2007	202,500	50,625	40,000	—	—	9,000	302,125
	2006	155,000	67,500	20,000	—	—	8,400	250,900

Jeffrey M. Parker Chairman	2007	190,000	713,337	—	—	—	3,600	906,937
	2006	184,318	272,484	—	—	—	3,600	460,402

Gregory S. McTaggart VP Cayman Operations	2007	128,750	51,500	—	—	—	3,600	183,850
	2006	125,000	35,816	—	—	—	3,600	164,416

Robert B. Morrison VP IT & Purchasing	2007	128,750	51,500	—	—	—	3,600	183,850
	2006	125,000	35,867	—	—	—	3,600	164,467

1)	Bonus amounts have been determined pursuant to the bonus terms outlined in our Named Executive Officers’ respective employment agreements.

2)	Under the terms of Mr. Sasnett’s employment agreement effective for 2007, he was entitled to receive the equivalent in value of $40,000 of our ordinary shares annually. Such shares vest quarterly in increments of 12.5% over a two-year period beginning on the date of grant.

3)	There were no option awards during 2007 to Executive Management.

4)	There was no non-equity incentive plan compensation during 2007 to Executive Management.

5)	Represents (i) pension plan contributions of $3,600 for each of Frederick and Gregory McTaggart, Jeffrey Parker and Robert Morrison, (ii) car allowance of $9,000 (2006:$8,400) for Mr. Sasnett; and (iii) the cost to us in the amount of $3,000 for the automobile used by Frederick McTaggart.

6)	Mr. Sasnett assumed the position of Chief Financial Officer effective June 3, 2006. The 2006 information presented herein represents annualized compensation amounts paid for the period from June 2, 2006 to December 31, 2006.

Grants of Plan-Based Awards
Under the terms of Mr. Sasnett’s employment agreement for 2007, he was entitled to receive the equivalent in value of $40,000 of our ordinary shares annually. Such shares vest quarterly in increments of 12.5% over a two-year period beginning on the date of grant. The cash equivalent earned in 2007 related to this stock award in 2007 was $40,000.
Employment Agreements
Frederick W. McTaggart-President and Chief Executive Officer
On January 1, 2004, we entered into a three-year employment agreement with Frederick W. McTaggart, our President and Chief Executive Officer, pursuant to which he is paid US$200,000 per annum. This agreement is subject to extension each year upon mutual agreement such that the term will be for three years from January 1st of the next following year. If we terminate Mr. Frederick McTaggart without cause, he is entitled to twice the annual remuneration set out in this agreement, adjusted for any annual increases received.
For each completed financial year, Mr. Frederick McTaggart was paid a bonus calculated as (a) 2% of the net profits for that financial year, before charging this bonus, dividends, or crediting any amounts arising from the re-valuation of our assets to a maximum of 50% of Mr. Frederick McTaggart’s annual remuneration and (b) 5% of the amount by which our net profits for that financial year (calculated in the same manner as in (a) above) exceed the highest annual net profits earned by us in any prior financial year. This bonus was paid as to 75% in cash and 25% in our ordinary shares valued at the market price at the close of trading of the same on December 31st of the relevant financial year.
On September 14, 2007, we amended the employment agreement with Mr. McTaggart, commencing January 1, 2008, Mr. McTaggart’s annual base salary increases from approximately $230,000 to $375,000. In addition, Mr. McTaggart’s bonus after his 2007 fiscal year bonus will no longer be calculated as (a) 2% of the net profit of the Company’s annual net profits, before charging the bonus amount, dividends, or crediting any amounts arising from the re-valuation of the Company’s assets to a maximum of 50% of Mr. McTaggart’s annual remuneration and (b) 5% of the amount by which the Company’s net profits for that fiscal year exceeded the highest annual net profits earned by the Company in any prior fiscal year.
Pursuant to the terms of the amended employment agreement, Mr. McTaggart’s bonus will be determined, at the sole discretion of the Company’s Board of Directors, and will be paid in an amount not to exceed 100% of Mr. McTaggart’s then-current annual compensation. The amount of the annual bonus, if any, will be calculated by the Board of Directors based upon their assessment of the performance of Mr. McTaggart in the following areas: (a) the Company achieving its budgeted net income and earnings per share targets, (b) Mr. McTaggart facilitating the Company’s revenue growth through project extensions and new projects, (c) the Company staying within the approved capital expenditure budgets for operations, project extensions and new projects, (d) Mr. McTaggart fostering excellent communications with the Board of Directors and being receptive to input from the Board of Directors, (e) Mr. McTaggart executing any special projects as assigned by the Board of Directors, and (f) the development and maintenance of excellent customer relations.
The annual bonus, if any, will be paid 75% in cash and 25% in the Company’s ordinary shares valued at the market price at the close of trading on December 31, of the relevant fiscal year (or if such day is not a trading day, at the close of trading on the preceding trading day). Finally, Mr. McTaggart will be entitled to a discretionary bonus in an amount and form as determined at the sole discretion of the Board of Directors. Pursuant to Nasdaq rules, the payment of a bonus in stock must be approved by the shareholders of the Company.
Jeffrey M. Parker-Chairman of the Board of Directors
On January 1, 2004, we entered into a three-year employment agreement with Jeffrey M. Parker, our Chairman of the Board of Directors, pursuant to which he was paid US$165,000 per annum. This agreement is subject to extension each year upon mutual agreement and shall be extended such that the term shall be for three years from January 1st of the next following year. If we terminate Mr. Parker without cause, he is entitled to twice the annual remuneration set out in this agreement, adjusted for any annual increases received.

For each completed fiscal year, Mr. Parker was paid a bonus calculated as (a) 1.5% of the net profits for that financial year, before charging this bonus, dividends, or crediting any amounts arising from the re-valuation of our assets to a maximum of 40% of Mr. Parkers annual remuneration and (b) 15% of the amount by which our net profits for that financial year (calculated in the same manner as in (a) above) exceed the highest annual net profits earned by us in any prior financial year. This bonus was paid as to 75% in cash and 25% in our ordinary shares valued at the market price at the close of trading of the same on December 31st of the relevant financial year.
On September 14, 2007, we amended the employment agreement with Mr. Parker. Commencing January 1, 2008, Mr. Parker’s base salary increases from approximately $190,000 to $275,000. In addition, Mr. Parker’s bonus after his 2007 fiscal year bonus will no longer be calculated as (a) 1.5% of the Company’s annual net profits, before charging the bonus amount, dividends or crediting any amounts arising from the re-valuation of the Company’s assets to a maximum of 40% of Mr. Parker’s annual remuneration and (b) 15% of the amount by which the Company’s net profits for that fiscal year exceeded the highest annual net profits earned by the Company in any prior fiscal year.
Pursuant to the terms of the amended employment agreement, Mr. Parker’s bonus will be determined, at the sole discretion of the Company’s Board of Directors, and will be paid in cash in an amount not to exceed 50% of Mr. Parker’s then-current annual compensation. The amount of the annual bonus, if any, will be calculated by the Board of Directors based upon their assessment of the performance of Mr. Parker in the following areas: (a) new business development, (b) investor relations, (c) communication with the Board of Directors, (d) communication and collaboration with the Company’s chief executive officer and chief financial officer; and special projects assigned by the Board of Directors. Finally, Mr. Parker will be entitled to a discretionary bonus in an amount and form as determined at the sole discretion of the Board of Directors.
During the first quarter of 2008, Mr. Parker resigned from his employment with us as Executive Chairman effective July 4, 2008 in order to pursue other interests. He will continue to serve as non-executive Chairman of our Board, but our obligations under his amended employment agreement will end effective July 4, 2008.
David W. Sasnett-Executive Vice President & Chief Financial Officer
On May 22, 2006, we entered into a 19-month employment agreement with David W. Sasnett, pursuant to which Mr. Sasnett began serving as our Executive Vice President and Chief Financial Officer effective June 3, 2006. Under the terms of the employment agreement, Mr. Sasnett was entitled to an annual base salary of US$155,000, and a performance bonus equal to 25% of Mr. Sasnett’s then current salary if benchmarks to be agreed upon by our Chief Executive Officer and Mr. Sasnett were met. We agreed to issue Mr. Sasnett a number of our ordinary shares having an aggregate value of US$40,000. Such shares vest quarterly in increments of 12.5% over a two-year period beginning on May 22, 2006. If Mr. Sasnett terminates the Employment Agreement upon giving 90 day’s notice after a “Change of Control,” we agreed to pay Mr. Sasnett an amount equal to twice his then current salary.
Under this previous agreement if Mr. Sasnett remains employed by us, we will issue Mr. Sasnett an additional number our ordinary shares having an aggregate value of US$40,000 on each anniversary of the Employment Agreement, which shares will vest quarterly in increments of 12.5% over a two-year period beginning on the date of each such grant. The number of ordinary shares equivalent in value to US$40,000 shall be determined using the average of the closing bid and asked prices of the ordinary shares on the principal market on which such ordinary shares are traded for the five business days prior to the date that the amount of such ordinary shares to be issued to Mr. Sasnett is calculated. Additionally, we provided Mr. Sasnett with an initial monthly automobile allowance of US$700 that increased by $50 per month on the first of each new fiscal year.
On January 15, 2008, we entered into a new two-year employment agreement with Mr. Sasnett. Under the terms the employment agreement, Mr. Sasnett is entitled to an annual base salary of $221,000 and a performance bonus equal to 25% of Mr. Sasnett’s then current base salary if performance goals to be agreed upon by the Company’s Chief Executive Officer and Mr. Sasnett are met. The Board of Directors of the Company, may in its sole discretion, after taking into consideration the recommendations of the Company’s Chief Executive Officer, pay Mr. Sasnett a bonus in excess of 25% of Mr. Sasnett’s base salary. Mr. Sasnett is also entitled to a monthly automobile expense allowance of $850. If the Chief Executive Officer of the Company or the Company decide not to extend the term of the Employment Agreement, the term of the Employment Agreement will expire on December 31 of the year in which such decision is made and the Company will be obligated to pay Mr. Sasnett, in cash, a severance payment equal to his base salary on the expiration date.
Subject to the Company’s shareholders approval of a new Equity Incentive Plan (the “Plan”) for all of the Company’s officers, directors and key employees at the next annual meeting of shareholders, the Company granted Mr. Sasnett a stock option to purchase 22,200 ordinary shares at an exercise price of $30.40 per share. The options will vest in tranches of 7,400 shares each on January 1, 2009, 2010 and 2011. The options expire three years from the applicable vesting date. If the shareholders do not approve the Plan, the

Company must, within 30 days of the annual meeting of shareholders in 2008, pay Mr. Sasnett a lump sum equal to 25% of his base salary.
Gregory S. McTaggart-Vice President of Cayman Operations
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
On January 11, 2008, we entered into a new employment agreement with Mr. McTaggart. Under the terms this employment agreement, Mr. McTaggart is entitled to an annual base salary of $132,750 and a performance bonus of not less than 25% of Mr. McTaggart’s base salary for the year pursuant to the completion of Performance Goals agreed between Mr. McTaggart and the Chief Executive Officer of the Company. The Board of Directors of the Company, may in its sole discretion, after taking into consideration the recommendations of the Company’s Chief Executive Officer, pay Mr. McTaggart a bonus in excess of 25% of Mr. McTaggart’s base salary. The performance bonus must be paid entirely in cash.
Subject to the Company’s shareholders approval of a new Equity Incentive Plan (the “Plan”) for all of the Company’s officers, directors and key employees at the next annual meeting of shareholders, the Company granted Mr. McTaggart a stock option to purchase 17,700 ordinary shares at an exercise price of $30.40 per share. The options will vest in tranches of 5,900 shares each on January 1, 2009, 2010 and 2011. The options expire three years from the applicable vesting date. If the shareholders do not approve the Plan, the Company must, within 30 days of the annual meeting of shareholders in 2008, pay Mr. McTaggart a lump sum equal to 25% of his base salary.
Robert B. Morrison-Vice President of Purchasing and Information Technology
On January 17, 2005, we entered into a two-year employment agreement with Robert B. Morrison, our Vice President of Purchasing and Information Technology, pursuant to which he is paid US$100,000 per annum. This agreement is subject to extension each year if the Chief Executive Officer so determines and shall be extended for a further term not exceeding two years.
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
On January 11, 2008, we entered into a new employment agreement with Mr. Morrison. Under the terms this employment agreement, Mr. Morrison is entitled to an annual base salary of $132,750 and a performance bonus of not less than 20% of Mr. Morrison’s base salary for the year pursuant to the completion of Performance Goals agreed between Mr. Morrison and the Chief Financial Officer of the Company. The Board of Directors of the Company, may in its sole discretion, after taking into consideration the recommendations of the Company’s Chief Executive Officer, pay Mr. Morrison a bonus in excess of 20% of Mr. Morrison’s base salary. The performance bonus must be paid entirely in cash.
Subject to the Company’s shareholders approval of a new Equity Incentive Plan (the “Plan”) for all of the Company’s officers, directors and key employees at the next annual meeting of shareholders, the Company granted Mr. Morrison a stock option to purchase 13,275 ordinary shares at an exercise price of $30.40 per share. The options will vest in tranches of 4,425 shares each on January 1, 2009, 2010 and 2011. The options expire three years from the applicable vesting date. If the shareholders do not approve the Plan, the Company must, within 30 days of the annual meeting of shareholders in 2008, pay Mr. Morrison a lump sum equal to 20% of his base salary.
Pursuant to the terms of the employment agreement, the Company will provide Mr. Morrison with a monthly automobile expense allowance of $850. This will increase on January 1 of each subsequent year by $50 per month during the term of this agreement.
Outstanding Equity Awards at Fiscal Year-End
There were no unvested stock awards outstanding on December 31, 2007 to any of our Named Executive Officers.

Option Exercises and Stock Vested
The following table shows the number of our ordinary shares acquired during 2007 upon the exercise of options.

	Option Awards		Stock Awards
	Number of
	Shares		Number of
	Acquired on	Value Realized	Shares Acquired	Value Realized
Name	Exercise (#)	on Exercise ($)	on Vesting (#)	on Vesting ($)
Frederick W. McTaggart	87,580	1,198,532	—	—
David W. Sasnett	—	—	—	—
Jeffrey M. Parker	90,194	1,245,128	—	—
Gregory S. McTaggart	63,444	872,672	—	—
Robert B. Morrison	—	—	—	—
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
Assuming our Named Executive Officers’ employment were terminated on December 31, 2007 due to the Named Executive Officer’s inability to discharge his duties due to physical or mental illness for a period of more than 60 day, the compensation due to our Named Executive Officers would be as set forth in the following table.

		Medical	Pension Fund	Total
	Salary	Insurance	Contribution	Compensation
Name	($)	($)	($)	($)
Frederick W. McTaggart	2,000	22,368	7,200	31,568
David W. Sasnett (1)	2,000	16,716	—	18,716
Jeffrey M. Parker	2,000	7,386	7,200	16,586
Gregory S. McTaggart	2,000	7,386	7,200	16,586
Robert B. Morrison	2,000	16,744	7,200	25,944

1)	At the present time Mr. Sasnett is not participating in our health insurance plan.
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
Severance
Upon termination of employment, our Chairman, Chief Executive Officer and Chief Financial Officer are entitled to receive severance payments under their employment agreements. Our Chairman, Chief Executive Officer’s and Chief Financial Officer’s employment agreements provide for a lump sum severance payment equal to 24 months, 24 months and 12 months, respectively, of their then current respective base salary if their employment is terminated without cause or if their employment agreements are not renewed. The Committee negotiated our Chairman, Chief Executive Officer’s and severance packages to provide them an amount equal to their base salary for the length of their non-competition arrangement with us. If our Chairman, Chief Executive Officer’s Chief Financial Officer employment agreements were terminated on December 31, 2007, they would have received a lump sum payment of $380,000, $405,000 and $460,000, respectively.
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
Our Chief Financial Officer’s employment agreement provides that, at his election, he may terminate his employment upon a Change in Control and receive a payment of 24 months of his then current base salary as of December 31, 2007 and three times his then current salary effective January 1, 2008. After reviewing the practices of companies represented in the compensation data we obtained, the Committee negotiated our Chief Financial Officer’s Change in Control arrangement to provide him an amount equal to his base salary for three times the length of his non-competition arrangement with us. We believe that our Chief Financial Officer’s Change in Control arrangement is generally in line with such arrangements offered to chief financial officers of the companies of similar size to us represented in the compensation data reviewed. If our Chief Financial Officer’s employment agreement had been terminated on December 31, 2007, he would have received a lump sum payment of $405,000.
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
Director Compensation
The following table sets forth a summary of the compensation earned by our non-employee directors and/or paid to certain of our non-employee directors in 2007.

	Fees Earned or
	Paid in Cash	Stock Awards	Total
Name	($)	($)	($)
Jeffrey M. Parker	—	—	—
Frederick W. McTaggart	—	—	—
David W. Sasnett	—	—	—
William T. Andrews	26,800	10,200	37,000
Brian E. Butler *	28,500	12,000	40,500
Steven A. Carr *	31,600	14,400	46,000
Carson K. Ebanks *	16,400	6,600	23,000
Richard L. Finlay *	34,000	18,000	52,000
Clarence B. Flowers, Jr. *	28,700	13,800	42,500
Wilmer F. Pergande *	42,600	20,400	63,000
Leonard J. Sokolow*	44,350	20,400	64,750
Raymond Whittaker *	34,600	14,400	49,000

*	The Board of Directors has determined that each of such persons is an “independent director” under the corporate governance rules of The NASDAQ Stock Market LLC (“NASDAQ”)
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
Compensation Committee Interlocks and Insider Participation in Compensation Decisions
The Compensation Committee of the Board of Directors consists of Messrs. Ebanks, Flowers, Finlay, Pergande and Sokolow. No member of the Compensation Committee is, or at any time in the past has been, an officer or employee of the Company or any of its subsidiaries.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS
     The table below sets forth the beneficial ownership of our common shares, par value $0.60 per share, of which 14,507,886 are outstanding as of March 10, 2008 and our redeemable preferred shares, par value $0.60 per share, of which 21,082 are outstanding as of March 10, 2008 by:
•	each person or entity that we know beneficially owns more than 5% of our ordinary shares or redeemable preference shares;

•	each of our directors;

•	our Chief Executive Officer and each person who served as our Chief Financial Officer during the year ended December 31, 2007, and the three other most highly compensated executive officers who were serving as executive officers on December 31, 2007; and

•	all of our executive officers and directors as a group.

	Identity of	Amount	Percentage
Title of Class	Person or Group	Owned	of Class
Ordinary Shares	KBC Asset Management Ltd. (1)	1,336,760	9.21%

Ordinary Shares	AMVESCAP PLC (2)	1,310,105	9.03%

Ordinary Shares	PowerShares Exchange
	Traded Fund Trust (3)	1,238,251	8.54%

Ordinary Shares	Pictet Asset Management SA (4)	1,127,100	7.77%

Ordinary Shares	Thomson, Horstmann, &
	Bryant, Inc. (5)	574,600	3.96%

Ordinary Shares	Jeffrey M. Parker,
	Director, Chairman of the
	Board of Directors (6)	456,984	3.15%

Ordinary Shares	Frederick W. McTaggart,
	Director, President and Chief
	Executive Officer	110,855	*

Ordinary Shares	David W. Sasnett,
	Director, Executive Vice
	President and Chief Financial Officer	3,328	*

Ordinary Shares	Gregory S. McTaggart,
	Vice President of Cayman
	Operations	107,082	*

Ordinary Shares	Robert B. Morrison,
	Vice President of Purchasing
	and IT (7)	6,313	*

Ordinary Shares	William T. Andrews,
	Director	2,305	*

Ordinary Shares	Brian E. Butler,
	Director	43,744	*

Ordinary Shares	Steven A. Carr,
	Director (8)	73,094	*

Ordinary Shares	Carson K. Ebanks,
	Director	531	*

Ordinary Shares	Richard L. Finlay,
	Director	10,658	*

	Identity of	Amount	Percentage
Title of Class	Person or Group	Owned	of Class

Ordinary Shares	Clarence B. Flowers, Jr.,
	Director	14,206	*

Ordinary Shares	Wilmer F. Pergande,
	Director	14,160	*

Ordinary Shares	Leonard J. Sokolow,
	Director	975	*

Ordinary Shares	Raymond Whittaker,
	Director	12,352	*

Ordinary Shares	Directors and Executive
	Officers as a Group (9)	856,577	5.9%

Redeemable Preference Shares	Margaret Julier,
	Officer Manager	1,132	5.37%

Redeemable Preference Shares	Ramjeet Jerrybanden,
	VP Overseas Operations	1,209	5.73%

Redeemable Preference Shares	Robert B. Morrison,
	Vice President of Purchasing
	and IT	1,130	5.36%

Redeemable Preference Shares	Marinus Barendsen,
	General Manager, C-W Bahamas	1,300	6.17%

Redeemable Preference Shares	Gregory S. McTaggart,
	Vice President of Cayman
	Operations	978	4.64%

*	Indicates less than 1%

**	Unless otherwise indicated, to our knowledge, the persons named in the table above have sole voting and investment power with respect to the shares listed. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares issuable under stock options exercisable within 60 days after March 9, 2007 are deemed outstanding for that person but are not deemed outstanding for computing the percentage of ownership of any other person.

(1)	On August 28, 2007, KBC Asset Management Ltd filed a Schedule 13G (“Schedule 13G”) with the Securities and Exchange Commission. The Schedule 13G states that KBC Asset Management Ltd. has sole voting power over 1,336,760 shares of common stock and sole dispositive power over 1,336,760. The address of the KBC Asset Management Ltd. is Joshua Dawson House, Dawson Street, Dublin 2, Ireland.

(2)	On March 9, 2007, AMVESCAP PLC, on its own behalf and on behalf of its subsidiary, PowerShares Capital Management LLC, filed an amended Schedule 13G (“Schedule 13G”) with the Securities and Exchange Commission. The Schedule 13G states that PowerShares Capital Management LLC has sole voting power over 1,310,105 shares of common stock and sole dispositive power over 1,310,105 shares. The address of AMVESCAP PLC is 30 Finsbury Square, London, EC2A 1AG, England.

(3)	On February 14, 2008, PowerShares Capital Management, as investment adviser to PowerShares Exchange — Traded Fund Trust, filed an amended Schedule 13G (“Schedule 13G”) with the Securities and Exchange Commission. The Schedule 13G states that PowerShares Exchange — Traded Fund Trust has sole voting power over 1,238,251 shares of common stock and sole dispositive power over 1,238,251 shares. The address of PowerShares Capital Management is 301 West Roosevelt Road, Wheaton, Illinois 60187.

(4)	On January 11, 2008, Pictet Asset Management SA filed an amended Schedule 13G (“Schedule 13G”) with Securities and Exchange Commission. The Schedule 13G states that Pictet Asset Management SA has sole voting power over 1,127,100 shares of common stock and sole dispositive power over 1,127,100 shares. The address of Pictet Asset Management SA is 60 Route des Acacias, Geneva 73, Switzerland, CH-12 11.

(5)	On February 6, 2008 Thomson Horstmann & Bryant, Inc. filed a Schedule 13G (“Schedule 13G”) with the Securities and Exchange Commission. The Schedule 13G states that Thomson Horstmann & Bryant, Inc. has sole voting power over 328,250 shares of common stock and sole dispositive power over 572,600 shares. The address of the Thomson Horstmann & Bryant, Inc. is Park 80 West, Plaza One, Saddle Brook, NJ 07663.

(6)	Of the 456,984 ordinary shares owned by Mr. Parker, all are owned by the Parker Settlement Trust (the “Trust”). Mr. Parker disclaims beneficial ownership of the shares owned by the Trust. Of the shares owned by the Trust, 201,430 have been pledged.

(7)	Of the 6,313 ordinary shares owned by Mr. Morrison, 4,983 have shared investment power.

(8)	Of the 73,094 ordinary shares owned by Mr. Carr, 70,000 are in a trust, for which Mr. Carr indirectly owns the shares as co trustee.

(9)	Of the 856,577 ordinary shares owned by the Directors and executive officers as a group,4,983 have shared investment power, 70,000 are indirectly owned, 456,984 have been disclaimed as beneficially owned and 201,430 are pledged.

Equity Compensation Plan Information
The following table sets forth certain information as of December 31, 2007, with respect to compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance under:
•	all compensation plans previously approved by our security holders; and

•	all compensation plans not previously approved by our security holders.

Number of securities
	Number of			remaining available for
	securities			future issuance under
	to be issued upon		Weighted-average	equity compensation
	exercise of		exercise price of	plans (excluding
	outstanding options,		outstanding options,	securities
	warrants and rights		warrants and rights	reflected in column (a))
Plan category	(a)		(b)	(c)
Equity compensation plans approved by security holders	—		$—	*

Equity compensation plans not approved by security holders	21,465	**	$19.50	*

Total	21,465		$19.50	*

*	Our equity compensation plans do not have any limits on the amount of shares reserved for issuance under the plans.

**	All of the 21,465 shares are issuable pursuant to our Employee Share Option Plan. See Note 20 to the Notes to Consolidated Financial Statements.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Transactions With Related Persons
In 2003, DWEER Technology Ltd., the owner of the DWEER™ technology, licensed the worldwide rights to the DWEER™ technology to Calder AG, a Swiss company. On February 26, 2004, we entered into a distributorship agreement with Calder AG, pursuant to which we have the exclusive right to distribute and sell in the Caribbean the products manufactured by Calder AG using the DWEER™ technology. The agreement expires in October 2009. William T. Andrews, Ph.D, a director of our Company and his spouse indirectly own 35% of the issued and outstanding shares of Calder AG. Dr. Andrews also is the Vice-Chairman of the Board of Directors of Calder AG. In addition, Dr. Andrews and his spouse own 100% of the issued and outstanding shares of DWEER Technology Ltd. During 2007, we paid US$179,243 to Calder AG under the distributorship agreement.
The Company paid consulting fees of approximately $93,000, $54,000 and $________ for the years ended 2007, 2006 and 2005, respectively, to Wilmer F. Pergande, a Director of the Company.

The Company has a written policy regarding the review, approval or ratification of related person transactions. A related person transaction for the purposes of the policy is a transaction between the company and one of the Company’s directors or nominees for director, executive officers or 5% shareholders, or a member of one of these person’s immediate family, in which such person has a direct or indirect material interest and involves more than $120,000. Under this policy, related person transactions are prohibited unless the Audit Committee has determined in advance that the transaction is in the best interests of the Company. In the event the Company enters into such a transaction without Audit Committee approval, the Audit Committee must promptly review its terms and may ratify the transaction if it determines it is appropriate.
The Board of Directors has determined that all of the current Directors, other than Messrs. Parker, McTaggart, Sasnett, and Andrews, are “independent” as such term is defined by the applicable listing standards of NASDAQ. The Board of Directors based this determination primarily on a review of the responses of the Directors to questions regarding their employment, affiliations and family and other relationships.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The following table shows the fees that the Company paid or accrued for the audit and other services provided by Rachlin LLP for the fiscal years ended December 31, 2007 and 2006.

	2007	2006
Audit	$357,963	$502,885
Audit-Related	86,167	63,320
Tax	6,000	—
All Other	—	—

Total	450,130	566,205

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
     Tax Fees: This category relates to professional services for tax compliance, tax advice, and tax planning. No such services were provided to the Company during the years ended December 31, 2007 and 2006.
     All audit services performed by Rachlin LLP were approved by the Audit Committee. The Audit Committee gives due consideration to the potential effect of non-audit services on maintaining the auditors independence.

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
Dated: March 17, 2008
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signature	Title	Date

By:	/s/ Jeffrey M. Parker Jeffrey M. Parker	Chairman of the Board of Directors	March 17, 2008

By:	/s/ Frederick W. McTaggart Frederick W. McTaggart	Director, Chief Executive Officer and President (Principal Executive Officer)	March 17, 2008

By:	/s/ David W. Sasnett

	David W. Sasnett	Director, Executive Vice President & Chief Financial Officer (Principal Financial and Accounting Officer)	March 17, 2008

By:	/s/ William T. Andrews

	William T. Andrews	Director	March 17, 2008

By:	/s/ Brian E. Butler

	Brian E. Butler	Director	March 17, 2008

By:	/s/ Steven A. Carr

	Steven A. Carr	Director	March 17, 2008

By:	/s/ Carson K. Ebanks

	Carson K. Ebanks	Director	March 17, 2008

By:	/s/ Richard L. Finlay

	Richard L. Finlay	Director	March 17, 2008

By:	/s/ Clarence B. Flowers, Jr.

	Clarence B. Flowers, Jr.	Director	March 17, 2008

By:	/s/ Wilmer F. Pergande

	Wilmer F. Pergande	Director	March 17, 2008

By:	/s/ Leonard J. Sokolow

	Leonard J. Sokolow	Director	March 17, 2008

By:	/s/ Raymond Whittaker

	Raymond Whittaker	Director	March 17, 2008

CONSOLIDATED WATER CO. LTD.
INDEX TO EXHIBITS FILED WITH 10-K

Number	Exhibit Description

2.1.1	Share Sale Agreement dated October 4, 2002 among Consolidated Water Co. Ltd. And William T. Andrews and Margaret D. Andrews (incorporated herein by reference to Exhibit 2.1 filed as a part of our Form 8-K dated February 13, 2003, Commission File No. 0-25248)

2.1.2	Agreement to Amend Share Sale Agreement dated November 29, 2002 between the Company and William T. Andrews and Margaret D. Andrews (incorporated herein by reference to Exhibit 2.2 filed as a part of our Form 8-K dated February 13, 2003, Commission File No. 0-25248)

2.1.3	Second Agreement to Amend Share Sale Agreement dated December 30, 2002 between the Company and William T. Andrews and Margaret D. Andrews (incorporated herein by reference to Exhibit 2.3 filed as a part of our Form 8-K dated February 13, 2003, Commission File No. 0-25248)

2.1.4	Third Agreement to Amend Share Sale Agreement dated January 31, 2003 between the Company and William T. Andrews and Margaret D. Andrews (incorporated herein by reference to Exhibit 2.4 filed as a part of our Form 8-K dated February 13, 2003, Commission File No. 0-25248)

2.1.5	Share Sale Agreement dated October 4, 2002 among Consolidated Water Co. Ltd., North American Mortgage & Finance Corporation and Transcontinental Finance Corporation Ltd. (incorporated herein by reference to Exhibit 2.5 filed as a part of our Form 8-K dated February 13, 2003, Commission File No. 0-25248)

2.2.1	Agreement to Amend Share Sale Agreement dated November 29, 2002 among the Company North-American Mortgage & Finance Corporation and Transcontinental Finance Corporation Limited (incorporated herein by reference to Exhibit 2.6 filed as a part of our Form 8-K dated February 13, 2003, Commission File No. 0-25248)

2.2.2	Second Agreement to Amend Share Sale Agreement dated December 30, 2002 among the Company North-American Mortgage & Finance Corporation and Transcontinental Finance Corporation Limited (incorporated herein by reference to Exhibit 2.7 filed as a part of our Form 8-K dated February 13, 2003, Commission File No. 0-25248)

2.2.3	Third Agreement to Amend Share Sale Agreement dated January 31, 2003 among the Company North-American Mortgage & Finance Corporation and Transcontinental Finance Corporation Limited (incorporated herein by reference to Exhibit 2.8 filed as a part of our Form 8-K dated February 13, 2003, Commission File No. 0-25248)

2.3.1	Agreement dated October 8, 2002 between Consolidated Water Co. Ltd. And Sage Water Holdings (BVI) Limited (incorporated herein by reference to Exhibit 2.9 filed as a part of our Form 8-K dated February 13, 2003, Commission File No. 0-25248)

2.3.2	Amending Agreement dated November 15, 2002 between the Company and Sage Water Holdings (BVI) Limited (incorporated herein by reference to Exhibit 2.10 filed as a part of our Form 8-K dated February 13, 2003, Commission File No. 0-25248)

2.3.3	Second Amending Agreement dated December 18, 2002 between the Company and Sage Water Holdings (BVI) Limited (incorporated herein by reference to Exhibit 2.11 filed as a part of our Form 8-K dated February 13, 2003, Commission File No. 0-25248)

2.3.4	Third Amending Agreement dated January 28, 2003 between the Company and Sage Water Holdings (BVI) Limited (incorporated herein by reference to Exhibit 2.12 filed as a part of our Form 8-K dated February 13, 2003, Commission File No. 0-25248)

2.4	Share Sale Agreement dated December 16, 2002 between Consolidated Water Co. Ltd. And Bacardi & Co. Ltd. (incorporated herein by reference to Exhibit 2.14 filed as a part of our Form 8-K dated February 13, 2003, Commission File No. 0-25248)

Number	Exhibit Description

2.5	Registration Rights Agreement dated February 7, 2003 between Consolidated Water Co. Ltd. And North American Mortgage & Finance Corporation (incorporated herein by reference to Exhibit 2.15 filed as a part of our Form 8-K dated February 13, 2003, Commission File No. 0-25248)

3.1	Amended and Restated Memorandum of Association of Consolidated Water Co. Ltd. Dated August 17, 2005 (incorporated by reference to Exhibit 4.1 filed as part of our Form F-3 filed October 12, 2006, Commission File No. 333-137970)

3.2	Amended and Restated Articles of Association of Consolidated Water Co. Ltd. Dated May 10, 2006 (incorporated by reference to Exhibit 4.2 filed as part of our Form F-3 filed October 12, 2006, Commission File No. 333-137970)

3.3	Amendment to Articles of Association of Consolidated Water Co. Ltd. dated May 11, 2007 (incorporated by reference to Exhibit 3.1 filed as part of our Form 8-K filed May 14, 2007, Commission File No. 0-25248)

4.1	Option Deed, dated August 6, 1997, between Cayman Water Company Limited and American Stock Transfer & Trust Company (incorporated herein by reference to the exhibit filed on our Form 6-K, dated August 7, 1997, Commission File No. 0-25248)

4.2	Deed of Amendment of Option Deed dated August 8, 2005 (incorporated herein by reference to Exhibit 4.2 filed as a part of our Form 8-K dated August 11, 2005, Commission File No. 0-25248)

4.3	Second Deed of Amendment of Option Deed, dated September 27, 2005 (incorporated herein by reference to the exhibit filed as a part of our Form 8-K dated October 3, 2005, Commission File No. 0-25248)

4.4	Third Deed of Amendment to Option Deed, dated May 30, 2007 (incorporated herein by reference to Exhibit 4.3 filed as part of our Form 8-K filed June 1, 2007, Commission File No. 0-25248)

10.1.1	License Agreement dated July 11, 1990 between Cayman Water Company Limited and the Government of the Cayman Islands (incorporated herein by reference to the exhibit filed as a part of our Form 20-F dated December 7, 1994, Commission File No. 0-25248)

10.1.2	First Amendment to License Agreement dated September 18, 1990 between Cayman Water Company Limited and the Government of the Cayman Islands. (incorporated herein by reference to the exhibit filed as a part of our Form 20-F dated December 7, 1994, Commission File No. 0-25248)

10.1.3	Second Amendment to License Agreement dated February 14, 1991 between Cayman Water Company Limited and the Government of the Cayman Islands. (incorporated herein by reference to the exhibit filed as a part of our Form 20-F dated December 7, 1994, Commission File No. 0-25248

10.1.4	Third Amendment to a License to Produce Potable Water dated August 15, 2001 between Consolidated Water Co. Ltd. by the Government of the Cayman Islands (incorporated herein by reference to Exhibit 10.4 filed as a part of our Form 10-K for the fiscal year ended December 31, 2001, Commission File No. 0-25248)

10.1.5	Fourth Amendment to a License to Produce Potable Water dated February 1, 2003 between Consolidated Water Co. Ltd. by the Government of the Cayman Islands (incorporated herein by reference to Exhibit 10.5 filed as a part of our Form 10-K for the fiscal year ended December 31, 2002, Commission File No. 0-25248)

10.2	Agreement dated December 19, 2002 between Consolidated Water Co. Ltd. (formerly Cayman Water Company Limited) and Safe Haven Ltd. (incorporated herein by reference to Exhibit 10.6 filed as a part of our Form 10-K for the fiscal year ended December 31, 2002, Commission File No. 0-25248)

10.3	Water Supply Agreement dated December 18, 2000 between Consolidated Water Co. Ltd. and South Bimini International Ltd. (incorporated herein by reference to Exhibit 10.2 filed as a part of our Form 10-K for the fiscal year ended December 31, 2000, Commission File No. 0-25248)

10.4*	Employment contract dated September 30, 2003 between Peter Ribbins and Consolidated Water Co. Ltd. (incorporated herein by reference to Exhibit 10.12 filed as a part of our Form 10-K for the fiscal year ended December 31, 2003, Commission File No. 0-25248)

Number	Exhibit Description

10.5.1*	Employment contract dated December 5, 2003 between Jeffrey Parker and Consolidated Water Co. Ltd. (incorporated herein by reference to Exhibit 10.16 filed as a part of our Form 10-K for the fiscal year ended December 31, 2003, Commission File No. 0-25248)

10.5.2*	Amendment of Engagement Agreement dated September 14, 2007 between Jeffrey Parker and Consolidated Water Co. Ltd. (incorporated herein by reference to Exhibit 10.1 to our Form 8-K filed September 19, 2007, Commission File No. 0-25248)

10.6.1*	Employment contract dated December 5, 2003 between Frederick McTaggart and Consolidated Water Co. Ltd. (incorporated herein by reference to Exhibit 10.18 filed as a part of our Form 10-K for the fiscal year ended December 31, 2003, Commission File No. 0-25248)

10.6.2*	Amendment of Engagement Agreement dated September 14, 2007 between Frederick W. McTaggart and Consolidated Water Co. Ltd. (incorporated herein by reference to Exhibit 10.2 to our Form 8-K filed September 19, 2007, commission File No. 0-25248)

10.7.1*	Engagement Agreement dated May 22, 2006 between David Sasnett and Consolidated Water Co. Ltd. (incorporated herein by reference to Exhibit 10.1 filed as part of our Form 8-K filed May 26, 2006, Commission File No. 0-25248)

10.7.2*	Amended and restated Engagement Agreement dated March 29, 2007 between David Sasnett and Consolidated Water Co. Ltd. (incorporated herein by reference to Exhibit 10.1 filed as part of our Form 8-K filed April 14, 2007, Commission File No. 0-25248)

10.7.3*	Engagement Agreement dated January 15, 2008 between David Sasnett and Consolidated Water Co. Ltd. (incorporated herein by reference to Exhibit 10.1 filed as part of our Form 8-K filed January 22, 2008, Commission File No. 0-25248)

10.8*	Employment contract dated January 18, 2005 between Gregory McTaggart and Consolidated Water Co. Ltd. (incorporated herein by reference to Exhibit 10.55 filed as a part of our Form 8-K dated January 14, 2005, Commission File No. 0-25248)

10.9*	Employment contract dated January 14, 2005 between Gerard Pereira and Consolidated Water Co. Ltd. (incorporated herein by reference to Exhibit 10.57 filed as a part of our Form 8-K dated January 14, 2005, Commission File No. 0-25248)

10.10*	Employment contract dated January 17, 2005 between Robert Morrison and Consolidated Water Co. Ltd. (incorporated herein by reference to Exhibit 10.56 filed as a part of our Form 8-K dated January 14, 2005, Commission File No. 0-25248)

10.11	Consultancy Agreement dated January 1, 2006 between Mr. Wilmer F. Pergande and Consolidated Water Co. Ltd. (incorporated herein by reference to Exhibit 10.64 filed as a part of our Form 10-K for the fiscal year ended December 31, 2005, Commission File No. 0-25248)

10.12	Consulting Agreement dated November 17, 1998 between Cayman Water Company Limited and R.J. Falkner & Company, Inc. (incorporated herein by reference to Exhibit 10.30 filed as part of our Registration Statement on Form F-2 dated May 17, 2000, Commission File No. 333-35356)

10.13	Specimen Service Agreement between Cayman Water Company Limited and consumers (incorporated herein by reference to the exhibit filed as part of our Registration Statement on Form F-1 dated March 26, 1996)

10.14*	Summary Share Grant Plan for Directors (incorporated herein by reference to Exhibit 10.24 filed as part of our Registration Statement on Form F-2 dated May 17, 2000, Commission File No. 333-35356)

10.15*	Employee Share Option Plan (incorporated herein by reference to Exhibit 10.26 filed as a part of our Form 10-K for the fiscal year ended December 31, 2001, Commission File No. 0-25248)

Number	Exhibit Description

10.16	Purchase and Sale Agreement, dated December 10, 2001, among Consolidated Water Co. Ltd., Cayman Hotel and Golf Inc., Ellesmere Britannia Limited and Hyatt Britannia Corporation Ltd. (incorporated herein by reference to Exhibit 10.30 filed as part of our Form 10-K for the fiscal year ended December 31, 2001, Commission File No. 0-25248)

10.17	Agreement dated February 1, 2002 between Consolidated Water Co. Ltd. and Cayman Hotel and Golf Inc. (incorporated herein by reference to Exhibit 10.52 filed as a part of our Form 10-K for the fiscal year ended December 31, 2001, Commission File No. 0-25248)

10.18	Agreement dated July 24, 1995 between Cayman Water Company Limited and Galleon Beach Resort Limited (incorporated herein by reference to Exhibit 10.33 filed as part of our Registration Statement on Form F-2 dated May 17, 2000, Commission File No. 333-35356)

10.19	Agreement dated February 9, 1994 between Cayman Water Company Limited and Widar Ltd. (incorporated herein by reference to Exhibit 10.33 filed as part of our Registration Statement on Form F-2 dated May 17, 2000, Commission File No. 333-35356)

10.20	Lease of Part dated October 13, 2000 between Consolidated Water Co. Ltd. and Colmar Ltd. (incorporated herein by reference to Exhibit 10.49 filed as a part of our Form 10-K for the year ended December 31, 2000, Commission File No. 0-25248)

10.21	Lease of Part dated March 1, 2003 between Consolidated Water Co. Ltd. and Colmar Ltd. (incorporated herein by reference to Exhibit 10.32 filed as a part of our Form 10-K for the fiscal year ended December 31, 2003, Commission File No. 0-25248)

10.22	Lease of Part dated July 1, 2003 between Consolidated Water Co. Ltd. and Colmar Ltd. (incorporated herein by reference to Exhibit 10.33 filed as a part of our Form 10-K for the fiscal year ended December 31, 2003, Commission File No. 0-25248)

10.23	Lease dated December 10, 2001 between Cayman Hotel and Golf Inc. and Consolidated Water Co. Ltd. (incorporated herein by reference to Exhibit 10.52 filed as a part of our Form 10-K for the fiscal year ended December 31, 2001, Commission File No. 0-25248)

10.24.1	Lease dated April 27, 1993 signed July 18, 2001 between Government of Belize and Belize Water Limited (incorporated herein by reference to Exhibit 10.53 filed as a part of our Form 10-K for the fiscal year ended December 31, 2001, Commission File No. 0-25248)

10.24.2	Amended lease dated April 27, 1993 signed January 2, 2004 between Government of Belize and Belize Water Limited (incorporated herein by reference to Exhibit 10.36 filed as a part of our Form 10-K for the fiscal year ended December 31, 2003, Commission File No. 0-25248)

10.25	Loan Agreement dated February 7, 2003 between Consolidated Water Co. Ltd. and Scotiabank (Cayman Islands) Ltd. (incorporated herein by reference to Exhibit 10.1 filed as a part of our Form 8-K dated February 13, 2003, Commission File No. 0-25248)

10.26.1	Distributorship Agreement dated September 24, 2002 between DWEER Technology Ltd. and DesalCo Limited (incorporated herein by reference to Exhibit 10.58 filed as a part of our Form 10-K for the fiscal year ended December 31, 2002, Commission File No. 0-25248)

10.26.2	Amendment to the Distributorship Agreement dated September 24, 2002 between DWEER Technologies Ltd. and DesalCo Limited (incorporated herein by reference to Exhibit 10.43 filed as a part of our Form 10-K for the fiscal year ended December 31, 2003, Commission File No. 0-25248)

10.27.1	Distributorship Agreement dated February 26, 2004 between Calder AG and DesalCo Limited (incorporated herein by reference to Exhibit 10.44 filed as a part of our Form 10-K for the fiscal year ended December 31, 2003, Commission File No. 0-25248)

10.27.2	First Amendment to the Distributorship Agreement dated August 30, 2005 among Calder AG, DesalCo Limited and DWEER Technologies Ltd.

Number	Exhibit Description

10.27.3	Amended and Restated Distributorship Agreement dated August 30, 2005 between Calder AG and DesalCo Limited

10.28	Loan Agreement dated May 25, 2005 between Ocean Conversion (BVI), Ltd. and Consolidated Water Co. Ltd. (incorporated herein by reference to Exhibit 99.1 filed as a part of our Form 8-K dated June 1, 2005, Commission File No. 0-25248)

10.29	Trust Deed dated August 4, 2006 between Consolidated Water Co. Ltd. and Dextra Bank & Trust Co. Ltd. (incorporated herein by reference to Exhibit 10.1 filed as a part of our Form 8-K filed August 9, 2006, File No. 0-25248)

10.30	Subscription Agreement dated August 4, 2006 between Consolidated Water Co. Ltd. and Scotiatrust and Merchant Bank Trinidad & Tobago Limited (incorporated herein by reference to Exhibit 10.2 filed as a part of our Form 8-K filed August 9, 2006, File No. 0-25248)

10.31	Deed of Second Debenture dated August 4, 2006 between Consolidated Water Co. Ltd. and Dextra Bank & Trust Co. Ltd. (incorporated herein by reference to Exhibit 10.5 filed as a part of our Form 8-K filed August 9, 2006, File No. 0-25248)

10.32	Deed of Second Collateral Debenture dated August 4, 2006 between Cayman Water Company Limited and Dextra Bank & Trust Co. Ltd. (incorporated herein by reference to Exhibit 10.6 filed as a part of our Form 8-K filed August 9, 2006, File No. 0-25248)

10.33	Equitable Charge of Shares dated August 4, 2006 between Consolidated Water Co. Ltd. and Dextra Bank & Trust Co. Ltd. (incorporated herein by reference to Exhibit 10.7 filed as a part of our Form 8-K filed August 9, 2006, File No. 0-25248)

10.34	Intercreditor Deed dated August 4, 2006 among Scotiabank & Trust (Cayman) Ltd., Dextra Bank & Trust Co. Ltd., Consolidated Water Co. Ltd. and Cayman Water Company Limited (incorporated herein by reference to Exhibit 10.8 filed as a part of our Form 8-K filed August 9, 2006, File No. 0-25248)

10.35	Cayman Islands Collateral Charge, West Bay Beach South Property, Block 12D, Parcel 79REM1/2 (incorporated herein by reference to Exhibit 10.9 filed as a part of our Form 8-K filed August 9, 2006, File No. 0-25248)

10.36	Cayman Islands Collateral Charge, West Bay Beach North, Block 11D, Parcel 40 (incorporated herein by reference to Exhibit 10.10 filed as a part of our Form 8-K filed August 9, 2006, File No. 0-25248)

10.37	Cayman Islands Collateral Charge, West Bay Beach North, Block 11D, Parcel 8 (incorporated herein by reference to Exhibit 10.11 filed as a part of our Form 8-K filed August 9, 2006, File No. 0-25248)

10.38	Cayman Islands Collateral Charge, West Bay North East, Block 9A, Parcel 8 (incorporated herein by reference to Exhibit 10.12 filed as a part of our Form 8-K filed August 9, 2006, File No. 0-25248)

10.39	Cayman Islands Collateral Charge, West Bay North East, Block 9A, Parcel 469 (incorporated herein by reference to Exhibit 10.13 filed as a part of our Form 8-K filed August 9, 2006, File No. 0-25248)

10.40	Loan Agreement dated as of October 4, 2006, by and between Royal Bank of Canada and Consolidated Water (Bahamas) Ltd. (incorporated herein by reference to Exhibit 10.1 filed as a part of our Form 8-K filed October 6, 2006, File No. 0-25248)

21.1	Subsidiaries of the Registrant

23.1	Consent of Rachlin LLP — Consolidated Water Co. Ltd.

23.2	Consent of Rachlin LLP — Ocean Conversion (BVI) Ltd.

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Number	Exhibit Description

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, Section 906 of the Sarbanes-Oxley Act of 2002

*	Indicates a management contract or compensatory plan.