Form 10-Q
period 2008-03-31
CONSOLIDATED WATER CO LTD
filed 2008-05-12
CIK 928340

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transaction period from _________________________ to _________________________
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
Yes ☑     No ☐
     Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐     No ☑
As of May 5, 2008, 14,519,508 shares of the registrant’s common stock, with US$0.60 par value, were outstanding.

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

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED WATER CO. LTD.
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2008	2007
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$39,753,270	$38,529,383
Accounts receivable, net	9,654,491	9,828,529
Inventory	3,968,679	3,649,991
Prepaid expenses and other current assets	999,029	1,411,231
Current portion of loans receivable	904,425	947,854

Total current assets	55,279,894	54,366,988

Property, plant and equipment, net	59,229,878	59,981,514
Construction in progress	5,181,557	4,989,779
Loans receivable	2,133,350	2,329,262
Investment in and loan to affiliate	16,698,741	17,501,848
Intangible assets, net	2,684,735	2,881,900
Goodwill	3,587,754	3,587,754
Other assets	3,722,145	3,691,839

Total assets	$148,518,054	$149,330,884

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and other current liabilities	$3,258,398	$4,996,728
Dividends payable	1,005,793	60,719
Current portion of long term debt	1,163,368	1,142,255

Total current liabilities	5,427,559	6,199,702
Long term debt	22,059,459	22,358,338
Other liabilities	470,510	476,136
Minority interest in subsidiary	1,372,575	1,392,254

Total liabilities	29,330,103	30,426,430

Stockholders’ equity
Controlling interests:
Redeemable preferred stock, $0.60 par value. Authorized 200,000 shares; issued and outstanding 20,270 and 21,082 shares, respectively	12,163	12,650
Class A common stock, $0.60 par value. Authorized 19,655,000 shares; issued and outstanding 14,518,860 and 14,507,486 shares, respectively	8,711,315	8,704,492
Class B common stock, $0.60 par value. Authorized 145,000 shares; none issued or outstanding	—	—
Additional paid-in capital	80,239,317	79,771,093
Retained earnings	29,714,462	29,853,720

	118,677,257	118,341,955
Non-controlling interests	510,694	562,499

Total stockholders’ equity	119,187,951	118,904,454

Total liabilities and stockholders’ equity	$148,518,054	$149,330,884

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED WATER CO. LTD.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended March 31,
	2008	2007
Retail water revenues	$5,010,511	$5,104,210
Bulk water revenues	6,167,324	5,227,521
Services revenues	1,557,894	2,402,879

Total revenues	12,735,729	12,734,610

Cost of retail revenues	1,744,170	1,763,316
Cost of bulk revenues	5,139,285	3,888,962
Cost of services revenues	1,316,216	1,778,977

Total cost of revenues	8,199,671	7,431,255

Gross profit	4,536,058	5,303,355

General and administrative expenses	2,466,592	2,339,181

Income from operations	2,069,466	2,964,174

Other income (expense):
Interest income	452,690	448,804
Interest expense	(446,558)	(480,928)
Other income	19,855	203,331
Equity in earnings (loss) of affiliate	(493,070)	459,123

Other income (expense), net	(467,083)	630,330

Income before non-controlling and minority interests	1,602,383	3,594,504
Income (loss) attributable to non-controlling and minority interests	(71,484)	7,026

Net income	$1,673,867	$3,587,478

Basic earnings per common share	$0.12	$0.25

Diluted earnings per common share	$0.12	$0.25

Dividends declared per common share	$0.13	$0.065

Weighted average number of common shares used in the determination of:
Basic earnings per share	14,507,897	14,141,620

Diluted earnings per share	14,532,303	14,377,695

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED WATER CO. LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2008	2007
Net cash flows provided by operating activities	$3,118,722	$1,902,805

Cash flows provided by (used in) investing activities
Purchases of property, plant and equipment and construction in progress	(1,202,395)	(1,915,190)
Proceeds from sale of property, plant and equipment	—	430,629
Distribution of income from affiliate	—	189,375
Collections on loans receivable	489,341	183,490

Net cash provided by (used in) investing activities	(713,054)	(1,111,696)

Cash flows provided by (used in) financing activities
Dividends paid	(868,052)	(849,005)
Proceeds from exercises of stock options	—	2,237,773
Principal repayments of long term debt	(313,729)	(350,645)

Net cash provided by (used in) financing activities	(1,181,781)	1,038,123

Net increase in cash and cash equivalents	1,223,887	1,829,232

Cash and cash equivalents at beginning of period	38,529,383	37,310,699

Cash and cash equivalents at end of period	$39,753,270	$39,139,931

Interest paid in cash	$399,791	$606,909

Interest received in cash	$391,996	$476,192

Non-cash investing and financing activities

Conversion of 812 (2007: 1,014) redeemable preferred shares into 812 (2007: 1,014) common shares	$487	$608

Issuance of 10,562 (2007: 4,664) common shares to senior management for services rendered	$266,461	$114,305

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED WATER CO. LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1. Basis of presentation
The accompanying consolidated financial statements of Consolidated Water Co. Ltd. (the “Company”) include the accounts of the Company’s (i) wholly-owned subsidiaries Aquilex, Inc., Cayman Water Company Limited, Consolidated Water (Belize) Limited, Ocean Conversion (Cayman) Limited, DesalCo Limited; (ii) majority-owned subsidiary Consolidated Water (Bahamas) Ltd.; and (iii) affiliate, Consolidated Water (Bermuda) Limited, which is consolidated pursuant to the provisions of FASB Interpretation 46(R). The Company’s investment in its affiliate Ocean Conversion (BVI) Ltd. (“OC-BVI”) is accounted for using the equity method of accounting. All significant intercompany balances and transactions have been eliminated in consolidation.
The accompanying consolidated balance sheet as of March 31, 2008 and the consolidated statements of income and cash flows for the three months ended March 31, 2008 and 2007 are unaudited. These consolidated financial statements reflect all adjustments (which are of a normal recurring nature) that, in the opinion of management, are necessary to present fairly the Company’s financial position, results of operations and cash flows as of and for the periods presented. The results of operations for these interim periods are not necessarily indicative of the operating results for future periods, including the fiscal year ending December 31, 2008.
These consolidated financial statements and notes are presented in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) relating to interim financial statements and in conformity with accounting principles generally accepted in the United States of America and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
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
Stock-based compensation totaled $175,121 and $54,270 for the three months ended March 31, 2008 and 2007, respectively, and is included in general and administrative expenses in the consolidated statements of income.
In November 2007 and February 2008, the Company granted options to purchase 84,150 and 17,505 ordinary shares, respectively, to certain employees subject to the Company’s shareholders approval of the 2008 Equity Plan at the Annual General Meeting to be held on May 14, 2008. The November 2007 options began vesting on January 1, 2008 and vest in three equal tranches on January 1, 2009, 2010 and 2011 and the February 2008 options began vesting on January 1, 2008 and vest in three equal tranches on February 10, 2009, 2010 and 2011. All of these 101,655 options expire three years from the applicable vesting date.
Under Statement of Accounting Standards (“SFAS”) No. 123(R) Share-Based Payments (“SFAS No. 123(R)”), the Company estimated the fair value of the stock options granted and rights to acquire stock using the Black-Scholes option pricing model. The Company makes a number of estimates and assumptions related to SFAS No. 123(R) including forfeiture rate, volatility and expected life. The Company does not expect any forfeitures and therefore expects to recognize the full compensation costs for these equity awards. The Company calculated expected volatility based primarily upon the historical volatility of the Company’s common stock.
The expected term of options granted represents the period of time that options granted are expected to be outstanding, which incorporates the contractual terms, grant vesting schedules and terms and expected employee behaviors. As the Company has so far only awarded “plain vanilla options” as described by the SEC’s Staff Accounting Bulletin No. 107 (“SAB No. 107”), the Company used the “simplified method” for determining the expected life of the options granted. Originally, under SAB No. 107, this method was allowed until December 31, 2007. However, on December 21, 2007, the SEC issued Staff Accounting Bulletin No. 110 (“SAB No. 110”), which will allow a company to continue to use the “simplified method” under certain circumstances, which the Company will continue to use as the Company does not have sufficient, historical data to estimate the expected term of equity awards.
The significant weighted average assumptions for the 101,655 ordinary share options for the three months ended March 31, 2008 were as follows: Risk free interest rate of 3.03%; Expected option life of 3.5 years; Expected volatility of 44.4%; Expected dividend yield of 0.90%.
A summary of stock option activity under the Company’s SFAS No. 123(R) share-based compensation plans for the three months ended March 31, 2008 is presented in the following table:

			Weighted Average
			Remaining
		Weighted Average	Contractual Life		Aggregate Intrinsic
	Options	Exercise Price	(Years)		Value (1)
Outstanding at beginning of period	21,465	$19.50
Granted	101,655	29.27
Exercised	—	—
Forfeited	—	—

Outstanding as of March 31, 2008	123,120	$27.56	4.21	years	$84,450

Exercisable as of March 31, 2008	—	$—	—	years	$—

(1)	The intrinsic value of a stock option represents the amount by which the fair value of the underlying stock, measured by reference to the closing price of the ordinary shares of $22.03 in the NASDAQ Global Select Market on March 31, 2008, exceeds the exercise price of the option.

As of March 31, 2008, 123,120 non-vested options were outstanding with a weighted average exercise price of $27.56 and an average remaining contractual life of 4.21 years. The total remaining unrecognized compensation costs related to unvested stock-based arrangements was $897,710 as of March 31, 2008 and are expected to be recognized over a weighted average period of 4.21 years.
As of March 31, 2008, unrecognized compensation costs relating to convertible preference shares outstanding were $99,733 and are expected to be recognized over a weighted average period of 0.94 years.
3. Segment information
Under SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information”, the Company considers its (i) operations to supply water to retail customers, (ii) operations to supply water to bulk customers, and (iii) providing of engineering, management and construction services, as separate business segments.

	Three Months Ended March 31, 2008
	Retail	Bulk	Services	Total
Revenues	$5,010,511	$6,167,324	$1,557,894	$12,735,729
Cost of revenues	1,744,170	5,139,285	1,316,216	8,199,671

Gross profit	3,266,341	1,028,039	241,678	4,536,058
General and administrative expenses	2,039,853	376,186	50,553	2,466,592

Income from operations	1,226,488	651,853	191,125	2,069,466

Other income (expense), net				(467,083)

Income before non-controlling and minority interests				1,602,383
Income (loss) attributable to non-controlling and minority interests				(71,484)

Net income				$1,673,867

As of March 31, 2008
Property plant and equipment, net	$23,212,707	$33,831,795	$2,185,376	$59,229,878
Construction in progress	3,080,446	2,101,111	—	5,181,557
Total assets	89,334,605	55,304,688	3,878,761	148,518,054

	Three Months Ended March 31, 2007
	Retail	Bulk	Services	Total
Revenues	$5,104,210	$5,227,521	$2,402,879	$12,734,610
Cost of revenues	1,763,316	3,888,962	1,778,977	7,431,255

Gross profit	3,340,894	1,338,559	623,902	5,303,355
General and administrative expenses	1,959,593	341,767	37,821	2,339,181

Income from operations	1,381,301	996,792	586,081	2,964,174

Other income (expense), net				630,330

Income before non-controlling and minority interests				3,594,504
Income (loss) attributable to non-controlling and minority interests				7,026

Net income				$3,587,478

As of March 31, 2007
Property plant and equipment, net	$20,450,779	$36,530,224	$2,486,446	$59,467,449
Construction in progress	2,988,764	565,275	202,994	3,757,033
Total assets	85,742,864	52,145,900	5,288,762	143,177,526

4. Earnings per share
Basic earnings per common share (“EPS”) is calculated by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. The computation of diluted EPS assumes the issuance of common shares for all dilutive-potential stock options and convertible preference shares outstanding during the reporting period. In addition, the dilutive effect of stock options is considered in earnings per share calculations using the treasury stock method.
The following summarizes information related to the computation of basic and diluted earnings per share for the three months ended March 31, 2008 and 2007.

	Three Months Ended March 31,
	2008	2007
Net income	$1,673,867	$3,587,478
Less:

Dividends declared and earnings attributable to preferred shares	(2,612)	(1,853)

Net income available to holders of common shares in the determination of basic and diluted earnings per share	$1,671,255	$3,585,625

Weighted average number of common shares used in the determination of basic earnings per common share	14,507,897	14,141,620
Plus:

Weighted average number of preferred shares outstanding during the period	20,904	24,206
Potential dilutive effect of unexercised options	3,502	211,869

Weighted average number of common shares used in the determination of diluted earnings per common share	14,532,303	14,377,695

5. Consolidated Water (Bermuda) Limited
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
The Company has entered into a management services agreement with CW-Bermuda for the design, construction and operation of the Tynes Bay plant, under which it receives fees for direct services, purchasing activities and proprietary technology. The Company will also loan CW-Bermuda up to $7.5 million under a credit facility to construct the plant. As of March 31, 2008, $451,000 was receivable from our Bermuda affiliate and our remaining loan commitment under this facility was approximately $7.0 million.
In March 2008, CW-Bermuda reached an agreement with the Government of Bermuda to expand the capacity of the plant from 600,000 U.S. gallons per day to 1.2 million U.S. gallons per day. The Company does not expect to provide any additional funding to CW-Bermuda under the credit facility because of this plant expansion.
Because (i) the equity investment in CW-Bermuda is not sufficient to permit it to finance its activities without the loan from the Company; (ii) the other investors in CW-Bermuda have no obligation to absorb any significant amount of its losses should losses arise; and (iii) the Company expects economic benefits from CW-Bermuda that are significantly greater than the Company’s voting rights of 40%, CW-Bermuda constitutes a variable interest entity (“VIE”) as defined by FIN 46(R). The Company is the primary beneficiary of CW-Bermuda and, accordingly, consolidates the results of CW-Bermuda in its financial statements as required under FIN 46(R). The consolidated assets and liabilities of CW-Bermuda amounted to approximately $1,543,000 and $766,000, respectively, as of March 31, 2008. There are no guarantees related to this variable interest, and any creditors of the VIE do not have recourse to the general credit of Consolidated Water Co. Ltd. as a result of including the VIE in the consolidated financial statements. The results of CW-Bermuda are reflected in the Company’s services segment.

6. Impact of recent accounting pronouncements
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset. SFAS No. 157 was effective for the Company on January 1, 2008. However, in February 2008, the FASB released FSP FAS 157-2, which delayed the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The adoption of SFAS No. 157 for the Company’s financial assets and liabilities did not have a material impact on its consolidated financial statements. The Company does not believe the adoption of SFAS No. 157 for its non-financial assets and liabilities, effective January 1, 2009, will have a material impact on its consolidated financial statements.
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 expands the use of fair value accounting but does not affect existing standards which require assets or liabilities to be carried at fair value. The objective of SFAS No. 159 is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Under SFAS No. 159, a company may elect to use fair value to measure eligible items at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Eligible items include, but are not limited to, accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees, issued debt and firm commitments. If elected, SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We did not elect to use fair value to measure our eligible items.

7. Investment in and loan to affiliate
The Company’s investment in and loan to its affiliate OC-BVI is comprised of the following:

	March 31,	December 31,
	2008	2007
Equity investment	$14,073,741	$14,626,848
Loan receivable — plant construction	2,625,000	2,875,000

	$16,698,741	$17,501,848

OC-BVI’s sole customer is the Ministry of Communications and Works of the Government of the British Virgin Islands (the “Ministry”) to which it sells bulk water under the terms of the Water Supply Agreement between the parties dated May 1990 (the “1990 Agreement”). Through March 31, 2008, all of the water sold to the Ministry was produced by OC-BVI’s desalination plant located at Baughers Bay, Tortola (the “Baughers Bay plant”), which has a capacity of 1.7 million U.S. gallons per day.
Baughers Bay plant dispute:
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
As of December 31, 2007 OC-BVI had $8.1 million in gross accounts receivable balances due from the BVI Government. In January 2008, the BVI Government remitted a partial payment on these receivables to OC-BVI of $3.5 million. OC-BVI has billed the BVI government an additional $2.6 million for water supplied during the three months ended March 31, 2008 but has not received any payments from the BVI government since the January 2008 payment. If further payments are not received by the end of June 2008, OC-BVI will be required to initiate legal action to protect its rights to these accounts receivables under the local statute of limitations.

Due to the on-going dispute over the Baughers Bay plant, the continued non-payment by the BVI government of its accounts receivable balances since January 2008 and the approaching statutory deadline for possible legal action by OC-BVI, effective with the three months ended March 31, 2008 the Company changed its policy for the recording of its equity in the financial results of OC-BVI to, in effect, reflect its equity in OC-BVI’s results as if revenues were recognized by this affiliate under the cash, rather than accrual, method. As a result of this change, the Company recorded a loss from its equity in OC-BVI’s results of operations of approximately $493,000.
The Company accounts for its investment in OC-BVI in accordance with Accounting Principles Board Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.” This accounting pronouncement requires recognition of a loss on an equity investment that is other than temporary, and indicates that a current fair value of an equity investment that is less than its carrying amount may indicate a loss in the value of the investment. To test for possible impairment of its investment in OC-BVI, the Company estimated its fair value as of December 31, 2007. In making this estimate, Company management calculated the expected cash flow from its investment in OC-BVI using the guidance set forth under the FASB Statement of Financial Accounting Concepts No. 7, “Using Cash Flow Information and Present Value in Accounting Measurements.” In accordance with this FASB statement the Company (i) identified various possible outcomes of the Baughers Bay dispute and negotiations for a contract on the new Bar Bay plant; (ii) estimated the cash flows associated with each possible outcome, and (iii) assigned a probability to each outcome based upon discussions held to date by OC-BVI’s management with the BVI Government and OC-BVI’s legal counsel. The resulting probability-weighted sum represents the expected cash flows, and the Company’s best estimate of future cash flows, to be derived from its investment in OC-BVI. The Company determined that the fair value of its investment in OC-BVI, as based upon these expected cash flows, exceeded its carrying value for its investment in OC-BVI as of December 31, 2007 and therefore no loss should be recognized on this investment. Based upon the estimate the Company performed as of December 31, 2007 and the developments since that date, the Company has concluded that no impairment loss should be recognized on its investment in OC-BVI as of March 31, 2008. However, future developments could require the Company to record such an impairment loss at some later date.
The identification of the possible outcomes for the Baughers Bay dispute and Bar Bay negotiations, the projections of cash flows for each outcome, and the assignment of relative probabilities to each outcome all represent significant estimates made by the Company’s management. The ultimate resolution of the Baughers Bay and Bar Bay issues may differ significantly from management’s estimates and may result in actual cash flows from OC-BVI that vary materially from the expected cash flows used by Company management in determining OC-BVI’s fair value as of March 31, 2008. If OC-BVI and the BVI Government are unable to agree on a new contract for Baughers Bay and this matter proceeds to resolution through the Courts, the Ministry’s right of ownership under the 1990 Agreement could be found to be enforceable, in which case OC-BVI could lose its water supply arrangement with the Ministry or may be forced to accept a water supply arrangement with the Ministry on less favorable terms, and if the BVI Government exercises its purported right, OC-BVI could lose ownership of the Baughers Bay plant. Even if OC-BVI is able to refute the Ministry’s purported right of ownership, OC-BVI may elect to accept a new contract on less favorable terms. OC-BVI may be unsuccessful in negotiating a contract for the Bar Bay plant on terms it finds acceptable. Any of these or other possible outcomes could result in actual cash flows from the Company’s investment in OC-BVI that are significantly lower than management’s estimate as of March 31, 2008. In such case, the Company could be required to record an impairment charge to reduce the carrying value of its investment in OC-BVI. Such impairment charge would reduce the Company’s earnings and could have a material adverse impact on its results of operations and financial condition.
The Company is not able to presently determine what impact the resolution of this matter may have on its results of operations or financial condition.
Bar Bay plant:
During 2007, OC-BVI completed, for a total cost of approximately $8.0 million, the construction of a 700,000 U.S. gallons per day desalination plant located at Bar Bay, Tortola (the “Bar Bay plant”). The Company provided OC-BVI with a $3 million loan to fund part of this plant’s construction costs, of which $2,625,000 remained outstanding as of March 31, 2008. Principal on this loan is payable in quarterly installments of $125,000 with a final balloon payment of $2 million due on August 31, 2009 and interest on the loan is due quarterly at the rate of LIBOR plus 3.5%. OC-BVI constructed this plant in response to what it believes is an extreme shortage of, and a pressing demand for, potable water on the eastern end of Tortola and anticipated entering into a bulk water supply agreement with the Ministry. However, due to the Baughers Bay dispute, OC-BVI has not reached an agreement with the Ministry and the Bar Bay plant has not yet commenced operations.

8. Litigation
On November 17, 2006, Gruppozecca Bahamas Limited (“GBL”) filed a Statement of Claim in the Supreme Court of the Commonwealth of The Bahamas against Consolidated Water (Bahamas) Limited (“CW-Bahamas”) seeking damages in excess of $950,000 for CW-Bahamas’ alleged breach of its obligations under an agreement between GBL and CW-Bahamas relating to the construction of a desalination plant in the Commonwealth of The Bahamas. CW-Bahamas has responded to the Statement of Claim, asserting its belief that the claims made by GBL against CW-Bahamas are without merit, and is vigorously defending against such claims.
From time to time the Company is involved in legal proceedings or claims arising in the normal course of business. Other than as already disclosed, the Company was not aware of any legal proceedings or claims, either threatened or pending, that Company management believes would result in a material adverse effect on the Company’s financial position or results of operations.
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
Interest income is recognized over the term of a loan based on the interest rate stated in the loan agreement and is included in interest income.
Plant construction revenues and costs of plant construction: We use the percentage of completion method to recognize revenue and related costs as work progresses on fixed price contracts for the construction of desalination plants to be sold to third parties. The percentage-of-completion method relies on contract revenue and estimates of total expected costs. We follow this method since we can make reasonably dependable estimates of the revenue and costs applicable to various stages of a contract. Under the percentage-

of-completion method, we record revenue and recognize profit or loss as work on the contract progresses. We estimate total project costs and profit to be earned on each long term, fixed price contract prior to commencement of work on the contract and update these estimates as work on the contract progresses. The cumulative amount of revenue recorded on a contract at a specified point in time is that percentage of total estimated revenue that incurred costs to date comprises of estimated total contract costs. If, as work progresses, the actual contract costs exceed estimates, the profit recognized on revenue from that contract decreases. We recognize the full amount of any estimated loss on a contract at the time our estimates indicate such a loss. Billings in excess of costs and estimated earnings on uncompleted contracts are classified as current liabilities. Any costs and estimated earnings in excess of billings are classified as current assets.
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
RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and accompanying notes included under Part I, Item 1 of this Quarterly Report and our consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for our fiscal year ended December 31, 2007
(“2007 Form 10-K”) and the information set forth under Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2007 Form 10-K.
Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007
Consolidated Results
Net income for the three months ended March 31, 2008 was $1,673,867 ($0.12 per share on a fully-diluted basis) as compared to $3,587,478 ($0.25 per share on a fully-diluted basis) for the three months ended March 31, 2007. The drop in our net income from 2007 to 2008 reflects in part a decline in the income from operations generated by each of our operating segments in 2008 as compared to 2007. Our 2008 results were also adversely affected by the loss we recorded from our equity investment in OC-BVI for the three months ended March 31, 2008.
Total revenues for the three months ended March 31, 2008 were $12,735,729, a slight increase from the $12,734,610 in revenues for the three months ended March 31, 2007. An increase in bulk water revenues more than offset a decline in revenues from the other two operating segments. Gross profit for the 2008 quarter was $4,536,058, or 36% of total revenues, as compared to $5,303,355, or 42%, for the 2007 quarter. For further discussion of revenues and gross profit for the three months ended March 31, 2008, see the “Results by Segment” analysis that follows.
General and administrative (“G&A”) expenses were $2,466,592 and $2,339,181 on a consolidated basis for the first quarter of 2008 and 2007, respectively. This increase is attributable to minor increases in several of the various categories comprising G&A expenses.
Due to OC-BVI’s inability to resolve its on-going contractual dispute with the British Virgin Islands government relating to its Baughers Bay plant, we changed our policy for recognizing the results of this affiliate effective with the three months ended March 31, 2008. Consequently, we reported a loss from our investment in OC-BVI for the three months ended March 31, 2008 of approximately $493,000. For the three months ended March 31, 2007 our equity in the earnings of OC-BVI was $459,123 and we earned $166,774 on our profit sharing agreement for OC-BVI. See further discussion of the OC-BVI situation at “Liquidity and Capital Resources — Material Commitments, Contingencies and Expenditures — OC-BVI Contract Dispute.”

Results by Segment
Retail Segment:
Our retail segment contributed $1,226,488 to our income from operations in 2008, as compared to $1,381,301 in 2007.
Revenues generated by our retail water operations were $5,010,511 and $5,104,210 for 2008 and 2007, respectively. By volume of gallons sold, our retail revenues decreased by approximately 5.4% in 2008 when compared to 2007. Statistics maintained by local sources indicate that the rainfall on Grand Cayman Island during the three months ended March 31, 2008 significantly exceeded that for the three months ended March 31, 2007. We believe this relative increase in rainfall on Grand Cayman for 2008 contributed to the decline in our retail revenues from 2007 to 2008. Additionally, in 2008 the Ritz Carlton Hotel used non-potable water they produced (rather than buying water from us, as they did in 2007) to irrigate their golf course and the Cayman Turtle Farm located at Boatswain’s Beach in West Bay significantly reduced its water usage from 2007 levels.
Retail segment gross profit was $3,266,341 (65% of revenues) and $3,340,894 (65% of revenues) in 2008 and 2007, respectively.
Consistent with prior periods, we record all non-direct G&A expenses in our retail business segment and do not allocate any of these non-direct costs to our other two business segments. Retail G&A expenses for 2008 were $2,039,853, up $80,260 from the $1,959,593 in G&A expenses for 2007. The 4% increase in G&A expenses for 2008 is attributable to minor increases in each of the major categories (employee costs, professional fees, insurance and directors’ fees and expenses) comprising G&A expenses.
Bulk Segment:
Our bulk segment contributed $651,853 and $996,792 to our income from operations for the three months ended March 31, 2008 and 2007, respectively.
Bulk segment revenues were $6,167,324 and $5,227,521 for 2008 and 2007, respectively. Revenues from the bulk segment grew from 2007 to 2008 primarily due to increased revenues for our operations in the Bahamas and Grand Cayman of approximately $657,000 and $270,000, respectively.
Gross profit for our bulk segment was $1,028,039 and $1,338,559 for 2008 and 2007, respectively. Gross profit as a percentage of bulk revenues declined from 26% in 2007 to 17% in 2008 primarily due to additional diesel and maintenance costs for our Bahamas operations. Our contract with the Water and Sewerage Corporation (“WSC”) for our Windsor plant provides for the pass through of increases in diesel costs to the WSC if the plant is operating at or better than the efficiency specified in the contract. In early 2006, we reconfigured the Windsor plant in order to mitigate membrane fouling. However, this reconfiguration resulted in a decrease in the fuel efficiency of the Windsor plant and we have not been able to pass through all of our diesel costs to the WSC. This inefficiency was exacerbated by a 58% rise in diesel fuel prices over the past twelve months. Consequently, approximately $207,000 was incurred in diesel costs during the first three months of 2008 that could not be billed to the WSC. We are currently constructing new feed water wells and will replace the reverse osmosis membranes on two of four of our production trains. While we anticipate that these improvements will allow us to reverse the plant reconfiguration and improve the Windsor plant’s fuel efficiency by the end of the third quarter of 2008, our gross profit for our Bahamas operations in the interim will continue to be adversely affected by its diesel costs. The repairs and maintenance costs for our Bahamas operations for the 2008 quarter exceeded those for the 2007 quarter by approximately $271,000.
Bulk segment G&A expenses for 2008 and 2007 remained relatively consistent at $376,186 and $341,767, respectively.
Included in our consolidated balance sheet as of March 31, 2008 are approximately $5.6 million in accounts receivable due to our Bahamas subsidiary from the WSC. This receivable balance exceeds the amounts billed to the WSC during the three months ended March 31, 2008 by approximately $1.3 million. During April 2008, we met with representatives of the Bahamas government to inquire as to the reasons for the increase in the receivable balance. We were informed in this meeting by the government representatives that the delay in paying our accounts receivables was due to operating issues within the WSC, that the delay did not reflect any type of dispute with us with respect to the amounts owed, and that the amounts would ultimately be paid in full. Based upon this meeting, we believe that the accounts receivable from the WSC are fully collectible and therefore have not provided any allowance for possible non-payment of these receivables as of March 31, 2008.

Services Segment:
Our services segment contributed $191,125 and $586,081 to our income from operations for the three months ended March 31, 2008 and 2007, respectively.
Revenues from services provided in 2008 were $1,557,894 as compared to $2,402,879 in 2007. Services revenues decreased from 2007 to 2008 due to lower relative construction expenditures in 2008. Gross profit dollars declined from 2007 to 2008 consistent with the decline in revenues.
G&A expenses for the services segment were $50,553 and $37,821 for 2008 and 2007, respectively.
LIQUIDITY AND CAPITAL RESOURCES
Overview
Our sources of cash are operations, borrowings under term loans and credit facilities and sales of debt and equity securities.
Our cash flows from operations are derived from distributions and management fees paid to us by our operating subsidiaries. Cash flows from our subsidiaries’ operations are dependent upon the revenue amounts generated, which are affected primarily by tourism, weather conditions, changes in our customer base, the timing and level of rate increases, overall economic conditions and other factors and the timing of the collection of these revenues from our customers. Distributions from CW-Bahamas to us are subject to certain restrictions under the terms of its credit facility.
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
Cash Flows for the Three Months Ended March 31, 2008
Our cash and cash equivalents increased from $38,529,383 as of December 31, 2007 to $39,753,270 as of March 31, 2008.
Cash Flows from Operating Activities
Operating activities provided net cash for the three months ended March 31, 2008 of $3,118,722. This cash provided reflects net income generated for the three months ended of approximately $1.7 million, as adjusted for various items which impact net income but do not impact cash during the period, such as depreciation and amortization, stock compensation, and other items.
Cash Flows used in Investing Activities
Our investing activities used $713,054 in net cash during the three months ended March 31, 2008. Of the approximately $1.2 million in capital expenditures for the period, approximately $240,000 was used to fund an expansion of the well-field for our Windsor plant in the Bahamas and approximately $120,000 was spent on the expansion of the Governors Harbor plant. We collected $489,341 on our loans receivable.
Cash Flows from Financing Activities
We used $1,181,781 in net cash from our financing activities during the three months ended March 31, 2008. We made $313,729 in scheduled payments on our bonds payable and paid dividends of $868,052 during the three months ended March 31, 2008.
Financial Position
Our total assets decreased from approximately $149.3 million as of December 31, 2007 to $148.5 million as of March 31, 2008.

Prepaid expenses and other current assets decreased by approximately $412,000 due to the amortization of prepaid expenses.
Borrowings Outstanding
As of March 31, 2008 we had borrowings outstanding aggregating $23,222,827 that consisted of bonds payable.
5.95% Secured Bonds
In August 2006, we issued $15,771,997 principal amount secured fixed rate bonds in a private offering and received net proceeds (excluding issuance costs and after the offering discount) of $14,445,720. These bonds bear interest at a rate of 5.95%, are repayable in quarterly principal and interest installments of $526,010 and mature in 2016. We have the right to redeem the bonds in full at any time after August 4, 2009 at a premium of 1.5% of the outstanding principal and accrued interest on the bonds on the date of redemption. As of March 31, 2008, $13,361,809 in principal amount was outstanding on these secured bonds. Our obligations under the bonds are secured by fixed and floating charges (i) on all of our assets, including an equitable charge of all of the shares of Cayman Water, and (ii) on all of Cayman Water’s assets including its real estate. Cayman Water has also guaranteed our payment obligations under the bonds.
The trust deed for these bonds restricts our ability to enter into new borrowing agreements or any new guarantees without prior approval of the trustee and limits our capital expenditures, with the exception of capital expenditures to be incurred on certain defined projects, to $2,000,000 annually without prior approval by the trustee. The trust deed also contains financial covenants that require us to maintain a debt service coverage ratio of not less than 1.25 to 1, a ratio of long term debt to EBITDA (i.e. — earnings before interest, taxes, depreciation and amortization for the 12 months preceding the ratio calculation date) not greater than 2.5 to 1 and a ratio of long term debt to equity equal to or less than 1.5 to 1. As of March 31, 2008, we were in compliance with the covenants under the trust.
CW-Bahamas Series A Bonds
In July 2005, CW-Bahamas sold BAH$10,000,000 Series A bonds to Bahamian citizens and permanent resident investors in The Bahamas to finance a portion of the construction cost of its Blue Hills plant. These bonds mature on June 30, 2015 and accrue interest at the annual fixed rate of 7.5%. Interest is payable quarterly. CW-Bahamas has the option to redeem the bonds in whole or in part without penalty commencing after June 30, 2008. We have guaranteed CW-Bahamas repayment obligations upon an “event of default” as defined in the guarantee agreement. If we pay any amounts pursuant to the guarantee, we will be subrogated to all rights of the bondholders in respect of any such payments. The guarantee is a general unsecured obligation junior to our other secured obligations. As of March 31, 2008, BAH$10,000,000 of the Series A bonds was outstanding.
CW-Bahamas Credit Facility
CW-Bahamas has a credit facility with Royal Bank of Canada that consists of a BAH$500,000 revolving working capital loan. The obligations under the credit facility are secured by the assets of CW-Bahamas. Borrowings under the working capital loan accrue interest at the Nassau Prime rate plus 1.50% per annum. As of March 31, 2008, no amounts were outstanding under this facility.
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
All obligations under the credit facility are repayable on demand. CW-Bahamas was not in compliance with the financial covenant of this facility as of March 31, 2008, however, we do not believe this non-compliance will have a material impact on CW-Bahamas.
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
The Ministry is OC-BVI’s sole customer and substantially all of its revenues are generated from the Baughers Bay plant. For the years ended December 31, 2007 and 2006, we recognized approximately $1.6 million, and $1.4 million, respectively, in income from our equity investment in the earnings of OC-BVI. For those same years, we recognized approximately $669,000 and $1,500,000, respectively, in revenues from our management services agreement with OC-BVI. We also recognized approximately $652,000 and $508,000 in other income for the years ended December 31, 2007 and 2006, respectively, from our profit-sharing agreement with OC-BVI. In addition to our loan to, and equity investment in, OC-BVI of approximately $16.7 million, the recorded value of our management services agreement with OC-BVI, which is reflected as an intangible asset on our consolidated balance sheet, was approximately $856,000 as of March 31, 2008.
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
As of December 31, 2007 OC-BVI had $8.1 million in gross accounts receivable balances due from the BVI Government. In January 2008 the BVI Government remitted a partial payment on these receivables to OC-BVI of $3.5 million. OC-BVI has billed the BVI government an additional $2.6 million for water supplied during the three months ended March 31, 2008 but has not received any payments from the BVI government since the January 2008 payment.
During 2007 OC-BVI completed, for a total cost of approximately $8 million, the construction of a 700,000 U.S. gallons per day desalination plant located at Bar Bay, Tortola (the “Bar Bay plant”). We provided OC-BVI with a $3 million loan to fund part of this plant’s construction costs, of which $2,625,000 remained outstanding as of March 31, 2008. Principal on this loan is payable in quarterly installments of $125,000 with a final balloon payment of $2 million due on August 31, 2009 and interest on the loan is due quarterly at the rate of LIBOR plus 3.5%. OC-BVI constructed this plant in response to what it believes is an extreme shortage of, and a pressing demand for, potable water on the eastern end of Tortola and anticipated entering into a bulk water supply agreement with the Ministry. However, due to the Baughers Bay dispute OC-BVI had not reached an agreement with the Ministry and the Bar Bay plant has not yet commenced operations.

OC-BVI informed us that it met with members of the Ministry and others in the BVI Government in March 2008 and that during this meeting the BVI Government expressed its preference to resolve the Baughers Bay ownership issue without litigation and to enter into negotiations for new water supply agreements with OC-BVI on mutually acceptable terms for both the Baughers Bay and Bar Bay plants. The management of OC-BVI also informed us that they believed based upon this meeting that further payments against its outstanding accounts receivables from the BVI Government would be forthcoming in the near future.
However, since the March 2008 meeting with the BVI government, the Baughers Bay dispute has not been resolved, a contract for the Bar Bay plant has not been negotiated and the BVI government has not made any further payments on its outstanding accounts receivable balances. If further payments are not received by the end of June 2008, OC-BVI will be required to initiate legal action to protect its rights to these accounts receivables under the local statute of limitations.
The U. S. Securities and Exchange Commission, in Staff Accounting Bulletin No. 104 Revenue Recognition (“SAB No. 104”), has provided its guidance on revenue recognition. As stated in SAB No. 104, the SEC believes that revenue is generally realized or realizable and earned when all of the following criteria are met:
•	Persuasive evidence of an arrangement exists.

•	Delivery has occurred or services have been rendered.

•	The seller’s price to the buyer is fixed and determinable; and

•	Collectibility is reasonably assured.
OC-BVI’s Board of Directors continues to believe that OC-BVI is contractually entitled to full payment of all amounts billed to date for water supplied to the BVI government and that OC-BVI will ultimately collect all amounts billed. However, no progress has been made with respect to resolving the Baughers Bay ownership issue nor have any payments been received from the BVI government since the March 2008 meeting. Accordingly, we have reevaluated whether our equity in the earnings or losses of OC-BVI should presently be based upon OC-BVI’s use of the full accrual method to recognize all amounts billed to the BVI government. The lack of progress with respect to the resolution of the dispute, the failure by the BVI government to make any payments since the March 2008 meeting and the increased possibility that legal action may ultimately be necessary to collect the accounts receivable balances given the approaching June 2008 statutory deadline, indicate that OC-BVI cannot clearly meet all of the revenue recognition criteria set forth in SAB No. 104. Accordingly, effective with the three months ended March 31, 2008, we changed our policy for the recording of our equity in the financial results of OC-BVI to, in effect, reflect our equity in OC’BVI’s results as if revenues were recognized by this affiliate under the cash, rather than accrual, method. We have considered all amounts billed by OC-BVI to the BVI government during the three months ended March 31, 2008, which totaled approximately $2.6 million to be deferred revenues. As a result of this adjustment to OC-BVI’s revenues, we have recorded a loss from our equity in OC-BVI’s results of operations of approximately $493,000 for the three months ended March 31, 2008. For the purpose of recording our equity pickup in OC-BVI’s future results, we will consider any future payments made by the BVI government to be applicable first to the outstanding accounts receivable balance of approximately $4.6 million remaining as of March 31, 2008 that arose from billings as of December 31, 2007.
We account for our investment in OC-BVI in accordance with Accounting Principles Board Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.” This accounting pronouncement requires recognition of a loss on an equity investment that is other than temporary, and indicates that a current fair value of an equity investment that is less than its carrying amount may indicate a loss in the value of the investment. To test for possible impairment of our investment in OC-BVI, we estimated its fair value as of December 31, 2007. In making this estimate, we calculated the expected cash flows from our investment in OC-BVI using the guidance set forth under the FASB Statement of Financial Accounting Concepts No. 7, “Using Cash Flow Information and Present Value in Accounting Measurements.” In accordance with this FASB statement we (i) identified various possible outcomes of the Baughers Bay dispute and negotiations for a contract on the new Bar Bay plant; (ii) estimated the cash flows associated with each possible outcome, and (iii) assigned a probability to each outcome based upon discussions held to date by OC-BVI’s management with the BVI Government and OC-BVI’s legal counsel. The resulting probability-weighted sum represents the expected cash flows, and our best estimate of future cash flows, to be derived from our investment in OC-BVI. We determined that the fair value of our investment in OC-BVI, as based upon these expected cash flows, exceeded our carrying value for its investment in OC-BVI as of December 31, 2007 and therefore no loss should be recognized on this investment. Based upon the estimate we performed as of December 31, 2007 and the developments since that date, we have concluded that no loss should be recognized on our investment in OC-BVI as of March 31, 2008. However, future developments could require us to record such an impairment loss at some later date.
The identification of the possible outcomes for the Baughers Bay dispute and Bar Bay negotiations, the projections of cash flows for each outcome, and the assignment of relative probabilities to each outcome all represent significant estimates made by us. The ultimate resolution of the Baughers Bay and Bar Bay issues may differ significantly from our estimates and may result in actual cash flows from OC-BVI that vary materially from the expected cash flows we used in determining OC-BVI’s fair value as of March 31, 2008. If OC-BVI and the BVI Government are unable to agree on a new contract for Baughers Bay and this matter proceeds to resolution through the Courts, the Ministry’s right of ownership under the 1990 Agreement could be found to be enforceable, in which case OC-BVI could lose its water supply arrangement with the Ministry or may be forced to accept a water supply arrangement with the Ministry on less favorable terms, and if the BVI Government exercises its purported right, OC-BVI could lose ownership of the Baughers Bay plant. Even if OC-BVI is able to refute the Ministry’s purported right of ownership, OC-BVI may elect to accept a new contract on less favorable terms. OC-BVI may be unsuccessful in negotiating a contract for the Bar Bay plant on terms it finds acceptable. Any of these or other possible outcomes could result in actual cash flows from our investment in OC-BVI that are significantly lower than our estimate as of March 31, 2008. In such case, we could be required to record an impairment charge to reduce the carrying value of our investment in OC-BVI. Such impairment charge would reduce our earnings and could have a material adverse impact on our results of operations and financial condition.
CW-Bahamas Performance Bonds
We have two contracts, one for our Windsor plant and one for our Blue Hills plant, to supply water to the Water and Sewerage Corporation of the Government of The Bahamas (“WSC”). Each contract requires us to guarantee delivery of a minimum quantity of water per week. If we do not meet this minimum, we are required to pay to the WSC for the difference between the minimum and actual gallons delivered at a per gallon rate equal to the price per gallon that WSC is currently paying us under the contract. The Windsor and Blue Hills contracts expire in 2013 and 2026, respectively and require us to deliver 14.0 million imperial gallons and 28.0 million imperial gallons, respectively, of water each week. We are required to provide the WSC with performance and operating guarantees, in the form of bank-issued letters of credit, to secure any payments we may be required to make under the minimum delivery requirements of these contracts. As of May 5, 2008, a performance bond of $1.9 million was outstanding for the Windsor plant. We expect to obtain a performance bond for the Blue Hills plant later this fiscal year.
CW-Bermuda Financing
In January 2007, our recently formed affiliate, CW-Bermuda, signed a contract with the Government of Bermuda to design, build and operate a desalination plant at Tynes Bay on the northern coast of Bermuda. The project includes the desalination plant which will have a production capacity of 600,000 U.S. gallons per day, a standby electrical power plant and 1.27 miles of main water delivery pipelines. The plant design provides for a future increase in production capacity to 1.2 million U.S. gallons per day. CW-Bermuda is constructing the plant and will operate it. Under the terms of the contract, CW-Bermuda is required to complete construction and commission the plant and pipeline by the end of June 2008 and will operate the plant for at least 12 months after commissioning. We have agreed to loan CW-Bermuda up to $7.5 million to complete construction of the project and have entered into a management agreement with CW-Bermuda to oversee construction of the plant and to operate the plant once it is completed. The total revenues to be received under this contract for the desalination plant and management agreement are estimated to be approximately $10.8 million. As of March 31, 2008, approximately $451,000 was receivable from our Bermuda affiliate and our remaining loan commitment under this facility was approximately $7.0 million.
In March 2008, we reached an agreement with the Government of Bermuda to expand the capacity of the plant from 600,000 U.S. gallons per day to 1.2 million U.S. gallons per day. We do not expect to provide any additional funding to CW-Bermuda under our credit facility because of this plant expansion.

Frank Sound Contract
In July 2007, the Cayman Islands Government awarded Ocean Conversion (Cayman) Limited, a ten-year Design-Build-Sell-Operate contract for a seawater desalination plant on Frank Sound on Grand Cayman Island. The design capacity of the new plant will be 2.38 million U.S. gallons per day with a contract guarantee for the delivery of 2.14 million U.S. gallons per day to the customer, the Water Authority-Cayman. It is anticipated that this project will be completed in late 2008 or early 2009.
Dividends
On January 31, 2008, we paid a dividend $0.065 to shareholders of record on January 15, 2008.
On February 20, 2008 our Board declared a dividend of $0.065 payable on April 30, 2008 to shareholders of record on March 31, 2008.
We have paid dividends to owners of our ordinary shares and redeemable preference shares since we began declaring dividends in 1985. Our payment of any future cash dividends will depend upon our earnings, financial condition, cash flows, capital requirements and other factors our Board deems relevant in determining the amount and timing of such dividends.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Credit Risk
We are not exposed to significant credit risk on retail customer accounts in the Cayman Islands, Bimini and The Bahamas, as our policy is to cease supply of water to customers whose accounts are more than 45 days overdue. Our primary exposure to credit risk is from accounts receivable arising from bulk water sales to the governments of Belize, The Bahamas, The British Virgin Islands, and the Cayman Islands. As of March 31, 2008 we had approximately $3.0 million in loans receivable due from the Water Authority-Cayman and $2,625,000 in a loan receivable due from our affiliate OC-BVI.
Interest Rate Risk
We are not exposed to significant interest rate risk as the annual interest rates on our Series A bonds and 5.95% bonds are fixed at 7.5% and 5.95%, respectively. As of March 31, 2008, we are subject to interest rate risk related to our $2,625,000 loan to OC-BVI that bears interest at the three month LIBOR plus 3.5% per annum.
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
Changes in Internal Controls
There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation of such internal control that occurred during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1A. RISK FACTORS
Our business faces significant risks. These risks include those disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 as supplemented by the additional risk factors included below. If any of the events or circumstances described in the referenced risks actually occur, our business, financial condition or results of operations could be materially adversely affected and such events or circumstances could cause our actual results to differ materially from the results contemplated by the forward-looking statements contained in this report. These risks should be read in conjunction with the other information set forth in this Quarterly Report as well as in our Annual Report on Form 10-K for the year ended December 31, 2007 and in our other periodic reports on Form 10-Q and Form 8-K.
The water supply agreement between the British Virgin Islands Water and Sewerage Department and our affiliate, OC-BVI, is on a month-to-month basis and could be cancelled or renegotiated on less favorable terms.
Since the expiration of the initial term of their bulk water supply agreement in May 1999, OC-BVI has supplied water to the British Virgin Islands Water and Sewerage Department under what it considers to be a month-to-month supply arrangement. Under this arrangement, the British Virgin Islands government could cease purchasing water from OC-BVI at any time. OC-BVI has continued to make attempts to negotiate a new water supply agreement. However, this agreement may not be renewed and a new agreement may not be reached. If a new agreement is obtained, it may be on terms less favorable to OC-BVI than the current arrangement. For the years ended December 31, 2007 and 2006, we recognized approximately $1.6 million and $1.4 million, respectively, in income from our equity investment in the earnings of OC-BVI. For these same years, we recognized approximately $669,000 and $1,500,000, respectively, in revenues from our agreement to provide management services to OC-BVI. We also recognized approximately $652,000 and $508,000 in other income for the years ended December 31, 2007 and 2006, respectively, from a profit-sharing agreement we have with OC-BVI. During the three months ended March 31, 2008, we recognized a loss from our equity investment in the earnings of OC-BVI of approximately $493,000 and revenues of approximately $70,000 from our agreement to provide management services to OC-BVI. As of March 31, 2008, our loans to, and equity investment in, OC-BVI equaled approximately $16.7 million and the recorded value of our management services agreement, which is reflected on our balance sheet as an intangible asset, was approximately $856,000. In the event that the British Virgin Islands government ceased purchasing water from OC-BVI, or entered into a new contract with OC-BVI on less favorable terms than the existing supply arrangement, the values of our investment in OC-BVI, loan to OC-BVI and OC-BVI intangible asset would decline, and we could be required to record impairment charges to reduce the carrying values of these assets. Such impairment charges would reduce our earnings and could have a significant adverse impact on our results of operations and financial condition.
The British Virgin Islands government has asserted a purported right of ownership of OC-BVI’s Baughers Bay plant. If this right is found to be enforceable and is exercised by the government, OC-BVI will lose ownership of the Baughers Bay plant.
In October 2006, the British Virgin Islands government notified OC-BVI that it was asserting a purported right of ownership of OC-BVI’s desalination plant in Baughers Bay, Tortola pursuant to the terms of a water supply agreement dated May 1990 (or the “1990 Agreement”) and invited OC-BVI to submit a proposal for its continued involvement in the production of water at the Baughers Bay plant. While OC-BVI believes that the government’s claim can be resolved to the satisfaction of both parties through the negotiation of a new agreement, we cannot assure you that the government shares this belief or that such a result will occur. On November 15, 2007, OC-BVI issued a demand letter to the BVI Government for approximately $6.2 million representing amounts that OC-BVI claimed were due by the BVI Government for water sold and delivered plus interest and legal fees. In response to OC-BVI’s demand for payment, the BVI Government issued a letter dated November 19, 2007 that reasserted its claim that ownership of the Baughers Bay plant has passed to the BVI Government and rejected OC-BVI’s claim for payment. OC-BVI advised the BVI Government in correspondence dated November 21, 2007 that it was demanding that the dispute between OC-BVI and the BVI Government be submitted to arbitration pursuant to the terms of the 1990 Agreement. On the following day, OC-BVI’s management was informed that the BVI Government had filed a lawsuit with the Eastern Caribbean Supreme Court seeking ownership of the Baughers Bay plant. For the years ended December 31, 2007 and 2006 we recognized approximately $1.6 million and $1.4 million, respectively in income from our equity investment in the earnings of OC-BVI and approximately $669,000 and $1.5 million in revenue, respectively, from our agreement to provide management services to OC-BVI. We also recognized approximately $652,000 and $508,000 in other income for the years ended December 31, 2007 and 2006, respectively, from a profit-sharing agreement we have with OC-BVI. As of March 31, 2008, our loans to, and equity investment in, OC-BVI totaled approximately $16.7 million and the recorded value of our management services agreement, which is reflected on our balance sheet as an intangible asset, was approximately $856,000. If the government’s right of ownership under the 1990 Agreement is found to be enforceable, OC-BVI may be forced to accept a water supply arrangement with the government on less favorable terms, and if the government exercises its purported right, OC-BVI could lose ownership of the Baughers Bay plant. In either case, the value of our OC-BVI-related assets would decline, and we could be required to record impairment charges to reduce the carrying values of these assets. Such impairment charges would reduce our earnings and could have a significant adverse impact on our results of operations and financial condition.

If OC-BVI does not obtain a contract with the BVI Government to sell water to be produced at its Bar Bay plant, it may not be able to recover the cost of its investment in the plant, which could adversely affect its operations and in turn decrease the value of our investment in OC-BVI.
OC-BVI has constructed a new desalination plant located on Bar Bay, Tortola, in the British Virgin Islands. The total cost for this plant is approximately $8.0 million. We have a loan receivable outstanding from OC-BVI of $2,625,000 for the construction of this plant as of March 31, 2008. OC-BVI has constructed this plant in response to what it believes is an extreme shortage of, and a pressing demand for, potable water on the eastern end of Tortola and anticipates entering into a bulk water supply agreement with the British Virgin Islands government. However, OC-BVI does not presently have any type of agreement or understanding with the British Virgin Islands government, for the purchase of the water to be produced by its Bar Bay plant. If such an agreement is not obtained, or is not obtained on sufficiently favorable terms, OC-BVI may not be able to recover the cost of its investment in this plant, in which case we may be required to record an impairment charge to reduce the carrying value of our loan to OC-BVI and our investment in OC-BVI. Such an impairment charge would reduce our earnings and could have a significant adverse impact on our results of operations and financial condition.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     During the quarter ended March 31, 2008, we issued 10,562 common shares to three of our executive officers under the terms of their executive compensation agreements. The issuance of the shares was exempt from registration under Section 4(2) of the Securities Act of 1933 because the executive officers have knowledge of all material information relating to us.
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

Date: May 12, 2008