Form 10-Q
period 2008-06-30
CONSOLIDATED WATER CO LTD
filed 2008-08-08
CIK 928340

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transaction period from ___to ___
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
Yes ☐     No ☑
As of August 5, 2008, 14,523,495 shares of the registrant’s common stock, with US$0.60 par value, were outstanding.

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

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED WATER CO. LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2008	2007
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$38,477,824	$38,529,383
Accounts receivable, net	13,881,027	9,828,529
Inventory	4,239,866	3,649,991
Prepaid expenses and other current assets	1,264,401	1,411,231
Current portion of loans receivable	860,996	947,854

Total current assets	58,724,114	54,366,988

Property, plant and equipment, net	58,814,977	59,981,514
Construction in progress	5,845,711	4,989,779
Accounts receivable — construction project	2,247,349	—
Loans receivable	1,936,382	2,329,262
Investment in and loan to affiliate	15,902,012	17,501,848
Intangible assets, net	2,487,570	2,881,900
Goodwill	3,587,754	3,587,754
Other assets	3,645,696	3,691,839

Total assets	$153,191,565	$149,330,884

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and other current liabilities	$7,126,825	$4,996,728
Dividends payable	1,005,972	60,719
Current portion of long term debt	1,299,133	1,142,255

Total current liabilities	9,431,930	6,199,702
Long term debt	21,640,792	22,358,338
Other liabilities	464,893	476,136
Minority interest in subsidiary	1,345,969	1,392,254

Total liabilities	32,883,584	30,426,430

Stockholders’ equity
Controlling interests:
Redeemable preferred stock, $0.60 par value. Authorized 200,000 shares; issued and outstanding 21,396 and 21,082 shares, respectively	12,839	12,650
Class A common stock, $0.60 par value. Authorized 24,655,000 shares; issued and outstanding 14,519,888 and 14,507,486 shares, respectively	8,711,933	8,704,492
Class B common stock, $0.60 par value. Authorized 145,000 shares; none issued or outstanding	—	—
Additional paid-in capital	80,268,632	79,771,093
Retained earnings	30,749,426	29,853,720

	119,742,830	118,341,955
Non-controlling interests	565,151	562,499

Total stockholders’ equity	120,307,981	118,904,454

Total liabilities and stockholders’ equity	$153,191,565	$149,330,884

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONSOLIDATED WATER CO. LTD.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Retail water revenues	$5,256,669	$5,279,316	$10,267,180	$10,383,525
Bulk water revenues	6,872,967	5,372,907	13,040,292	10,600,429
Services revenues	3,908,212	1,312,157	5,466,107	3,715,038

Total revenues	16,037,848	11,964,380	28,773,579	24,698,992

Cost of retail revenues	1,810,441	1,986,615	3,554,611	3,749,934
Cost of bulk revenues	5,944,863	4,552,547	11,084,147	8,441,509
Cost of services revenues	3,375,369	940,922	4,691,585	2,719,900

Total cost of revenues	11,130,673	7,480,084	19,330,343	14,911,343

Gross profit	4,907,175	4,484,296	9,443,236	9,787,649

General and administrative expenses	2,159,658	2,412,076	4,626,248	4,751,259

Income from operations	2,747,517	2,072,220	4,816,988	5,036,390

Other income (expense):
Interest income	317,550	479,405	770,239	928,209
Interest expense	(442,551)	(467,067)	(889,107)	(947,995)
Profit sharing in income of affiliate	—	161,861	—	328,634
Other income	24,912	54,324	44,767	90,883
Equity in earnings (loss) of affiliate	(639,954)	427,548	(1,133,024)	886,670

Other income (expense), net	(740,043)	656,071	(1,207,125)	1,286,401

Income before non-controlling and minority interests	2,007,474	2,728,291	3,609,863	6,322,791
Income (loss) attributable to non-controlling and minority interests	27,851	106,754	(43,632)	113,780

Net income	$1,979,623	$2,621,537	$3,653,495	$6,209,011

Basic earnings per common share	$0.14	$0.18	$0.25	$0.43

Diluted earnings per common share	$0.14	$0.18	$0.25	$0.43

Dividends declared per common share	$0.065	$0.065	$0.195	$0.13

Weighted average number of common shares used in the determination of:
Basic earnings per share	14,519,625	14,470,512	14,513,761	14,306,975

Diluted earnings per share	14,540,671	14,517,021	14,536,513	14,451,664

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONSOLIDATED WATER CO. LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2008	2007
Net cash flows provided by operating activities	$4,872,895	$4,545,763

Cash flows provided by (used in) investing activities
Purchases of property, plant and equipment and construction in progress	(3,209,531)	(3,820,846)
Distribution of income from affiliate	—	189,375
Collections on loans receivable	729,738	419,595

Net cash provided by (used in) investing activities	(2,479,793)	(3,211,876)

Cash flows provided by (used in) financing activities
Dividends paid	(1,812,536)	(1,779,429)
Proceeds from exercises of stock options	—	3,379,136
Principal repayments of long term debt	(632,125)	(688,369)

Net cash provided by (used in) financing activities	(2,444,661)	911,338

Net (decrease) increase in cash and cash equivalents	(51,559)	2,245,225

Cash and cash equivalents at beginning of period	38,529,383	37,310,699

Cash and cash equivalents at end of period	$38,477,824	$39,555,924

Interest paid in cash	$794,886	$1,030,333

Non-cash investing and financing activities
Note received for plant facility sold	$—	$1,654,255

Conversion of 1,460 (2007: 5,698) redeemable preferred shares into 1,460 (2007: 5,698) common shares	$876	$3,419

Issuance of 10,942 (2007: 4,664) common shares to executive management for services rendered	$306,619	$111,507

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONSOLIDATED WATER CO. LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
The accompanying condensed consolidated balance sheet as of June 30, 2008 and the condensed consolidated statements of income and cash flows for the three and six months ended June 30, 2008 and 2007 are unaudited. These condensed consolidated financial statements reflect all adjustments (which are of a normal recurring nature) that, in the opinion of management, are necessary to present fairly the Company’s financial position, results of operations and cash flows as of and for the periods presented. The results of operations for these interim periods are not necessarily indicative of the operating results for future periods, including the fiscal year ending December 31, 2008.
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
Stock-based compensation totaled $13,725 and $23,073 for the three months ended June 30, 2008 and 2007, respectively, and $188,847 and $77,342, for the six months ended June 30, 2008 and 2007 respectively, and is included in general and administrative expenses in the condensed consolidated statements of income.
In November 2007 and February 2008, the Company granted options to purchase 84,150 and 17,505 ordinary shares, respectively, to certain employees subject to the Company’s shareholders approval of the 2008 Equity Incentive Plan, which was obtained at the Annual General Meeting held on May 14, 2008. The November 2007 options began vesting on January 1, 2008 and vest in three equal tranches on January 1, 2009, 2010 and 2011 and the February 2008 options began vesting on February 10, 2008 and vest in three equal tranches on February 10, 2009, 2010 and 2011. All of these 101,655 options expire three years from the applicable vesting date.
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

The significant weighted average assumptions for the 101,655 ordinary share options for the six months ended June 30, 2008 were as follows: risk free interest rate of 2.89%; expected option life of 3.50 years; expected volatility of 57.3%; expected dividend yield of 1.51%.
The Company issued 1,774 preference share options during the three months ended June 30, 2008. The significant weighted average assumptions for the three months ended June 30, 2008 were as follows: risk free interest rate of 1.86%; expected option life of 0.08 years; expected volatility of 53.7%; expected dividend yield of 1.53%.
A summary of stock option activity under the Company’s SFAS No. 123(R) share-based compensation plans for the six months ended June 30, 2008 is presented in the following table:

			Weighted Average
			Remaining
		Weighted Average	Contractual Life	Aggregate Intrinsic
	Options	Exercise Price	(Years)	Value (1)
Outstanding at beginning of period	21,465	$19.50
Granted	103,429	29.17
Exercised	—	—
Forfeited	—	—

Outstanding as of June 30, 2008	124,894	$27.51	3.90 years	$51,914

Exercisable as of June 30, 2008	1,774	$23.62	0.04 years	$—

(1)	The intrinsic value of a stock option represents the amount by which the fair value of the underlying stock, measured by reference to the closing price of the ordinary shares of $19.80 in the NASDAQ Global Select Market on June 30, 2008, exceeds the exercise price of the option.
As of June 30, 2008, 123,120 non-vested options were outstanding with a weighted average exercise price of $27.56 and an average remaining contractual life of 3.96 years. The total remaining unrecognized compensation costs related to unvested stock-based arrangements was $370,191 as of June 30, 2008 and are expected to be recognized over a weighted average period of 3.96 years.
As of June 30, 2008, unrecognized compensation costs relating to convertible preference shares outstanding were $108,143 and are expected to be recognized over a weighted average period of 0.86 years.

3. Segment information
Under SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information”, the Company considers its (i) operations to supply water to retail customers, (ii) operations to supply water to bulk customers, and (iii) providing of engineering, management and construction services, as separate business segments.

	Three Months Ended June 30, 2008
	Retail	Bulk	Services	Total
Revenues	$5,256,669	$6,872,967	$3,908,212	$16,037,848
Cost of revenues	1,810,441	5,944,863	3,375,369	11,130,673

Gross profit	3,446,228	928,104	532,843	4,907,175
General and administrative expenses	1,740,196	323,606	95,856	2,159,658

Income from operations	1,706,032	604,498	436,987	2,747,517

Other income (expense), net				(740,043)

Income before non-controlling and minority interests				2,007,474
Income (loss) attributable to non-controlling and minority interests				27,851

Net income				$1,979,623

	Six Months Ended June 30, 2008
	Retail	Bulk	Services	Total
Revenues	$10,267,180	$13,040,292	$5,466,107	$28,773,579
Cost of revenues	3,554,611	11,084,147	4,691,585	19,330,343

Gross profit	6,712,569	1,956,145	774,522	9,443,236
General and administrative expenses	3,780,047	699,792	146,409	4,626,248

Income from operations	2,932,522	1,256,353	628,113	4,816,988

Other income (expense), net				(1,207,125)

Income before non-controlling and minority interests				3,609,863
Income (loss) attributable to non-controlling and minority interests				(43,632)

Net income				$3,653,495

As of June 30, 2008:
Property plant and equipment, net	$23,512,308	$33,366,176	$1,936,493	$58,814,977
Construction in progress	3,261,747	2,583,964	—	5,845,711
Total assets	88,647,760	59,009,069	5,534,736	153,191,565

3. Segment information (continued)

	Three Months Ended June 30, 2007
	Retail	Bulk	Services	Total
Revenues	$5,279,316	$5,372,907	$1,312,157	$11,964,380
Cost of revenues	1,986,615	4,552,547	940,922	7,480,084

Gross profit	3,292,701	820,360	371,235	4,484,296
General and administrative expenses	2,136,984	241,725	33,367	2,412,076

Income from operations	1,155,717	578,635	337,868	2,072,220

Other income (expense), net				656,071

Income before non-controlling and minority interests				2,728,291
Income (loss) attributable to non-controlling and minority interests				106,754

Net income				$2,621,537

	Six Months Ended June 30, 2007
	Retail	Bulk	Services	Total
Revenues	$10,383,525	$10,600,429	$3,715,038	$24,698,992
Cost of revenues	3,749,934	8,441,509	2,719,900	14,911,343

Gross profit	6,633,591	2,158,920	995,138	9,787,649
General and administrative expenses	4,096,579	583,491	71,189	4,751,259

Income from operations	2,537,012	1,575,429	923,949	5,036,390

Other income (expense), net				1,286,401

Income before non-controlling and minority interests				6,322,791
Income (loss) attributable to non-controlling and minority interests				113,780

Net income				$6,209,011

As of June 30, 2007:
Property plant and equipment, net	$22,005,797	$36,155,240	$2,407,561	$60,568,598
Construction in progress	3,035,780	198,610	—	3,234,390
Total assets	85,452,027	53,539,608	5,362,555	144,354,190

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
The following summarizes information related to the computation of basic and diluted earnings per share for the three and six months ended June 30, 2008 and 2007.

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net income	$1,979,623	$2,621,537	$3,653,495	$6,209,011
Less:
Dividends declared and earnings attributable to preferred shares	(1,456)	(1,528)	(4,224)	(3,214)

Net income available to holders of common shares in the determination of basic and diluted earnings per share	$1,978,167	$2,620,009	$3,649,271	$6,205,797

Weighted average number of common shares used in the determination of basic earnings per common share	14,519,625	14,470,512	14,513,761	14,306,975
Plus:
Weighted average number of preferred shares outstanding during the period	19,934	23,390	20,419	23,930
Potential dilutive effect of unexercised options	1,112	23,119	2,333	120,759

Weighted average number of common shares used in the determination of diluted earnings per common share	14,540,671	14,517,021	14,536,513	14,451,664

5. Impact of recent accounting pronouncements
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset. SFAS No. 157 was effective for the Company on January 1, 2008. However, in February 2008, the FASB released FSP FAS 157-2, which delayed the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The adoption of SFAS No. 157 for the Company’s financial assets and liabilities did not have a material impact on its consolidated financial statements. The Company does not believe the adoption of SFAS No. 157 for its non-financial assets and liabilities, effective January 1, 2009, will have a material impact on its consolidated financial statements.
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

In April 2008, the FASB issued FSP 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. FSP 142-3 is effective for fiscal years beginning after December 15, 2008. The Company does not believe that the adoption of this standard on January 1, 2009 will have a material impact on its consolidated financial statements.
In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 162”). SFAS No. 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles for nongovernmental entities. SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The Company does not believe that the provisions of SFAS No. 162 will have a material impact on its consolidated financial statements.
6. Investment in and loan to affiliate
The Company’s investment in and loan to its affiliate OC-BVI is comprised of the following:

	June 30,	December 31,
	2008	2007
Equity investment	$13,402,012	$14,626,848
Loan receivable — plant construction	2,500,000	2,875,000

	$15,902,012	$17,501,848

     Summarized Statement of Income information of OC-BVI is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Water revenues — accrual method	$2,742,789	$2,304,598	$5,248,109	$4,629,808
Adjustment for cash method	(2,708,595)	—	(5,178,787)	—

Total adjusted revenues	34,194	2,304,598	69,322	4,629,808

Gross profit (loss)	(1,072,153)	1,601,113	(1,956,694)	3,300,278

Income (loss) from operations	(1,294,479)	1,328,236	(2,451,985)	2,733,887

Net income (loss)	$(1,333,185)	$1,016,605	$(2,540,117)	$2,091,850

OC-BVI’s sole customer is the Ministry of Communications and Works of the Government of the British Virgin Islands (the “Ministry”) to which it sells bulk water under the terms of the Water Supply Agreement between the parties dated May 1990 (the “1990 Agreement”). Through June 30, 2008, all of the water sold to the Ministry was produced by OC-BVI’s desalination plant located at Baughers Bay, Tortola (the “Baughers Bay plant”), which has a capacity of 1.7 million U.S. gallons per day.

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
OC-BVI submitted a proposal to the Ministry in late 2006 to continue to supply water from the Baughers Bay plant. The Ministry held discussions with OC-BVI regarding a new contract but did not formally respond to OC-BVI’s proposal. Early in 2007 the Ministry unilaterally took the position that until such time as a new agreement is reached on the ownership of the plant and the price for the water produced by the plant, the Ministry would only pay that amount of OC-BVI’s billings that the Ministry purports constituted OC-BVI’s costs of producing the water. Payments made by the Ministry to OC-BVI since the Ministry’s assumption of this reduced price have been sporadic and as of December 31, 2007 OC-BVI had received payment for less than 22% of the amounts it billed the Ministry for the year then ended. On November 15, 2007, OC-BVI issued a demand letter to the BVI Government for approximately $6.2 million representing amounts that OC-BVI claimed were due by the BVI Government for water sold and delivered plus interest and legal fees. In response to OC-BVI’s demand for payment, the BVI Government issued a letter dated November 19, 2007 that reasserted its claim that ownership of the Baughers Bay plant has passed to the BVI Government and rejected OC-BVI’s claim for payment. OC-BVI advised the BVI Government in correspondence dated November 21, 2007 that it was demanding that the dispute between OC-BVI and the BVI Government be submitted to arbitration pursuant to the terms of the 1990 Agreement. On the following day, OC-BVI’s management was informed that the BVI Government had filed a lawsuit with the Eastern Caribbean Supreme Court seeking ownership of the Baughers Bay plant. On February 11, 2008, OC-BVI filed its defense against the BVI Government’s claim of ownership of the Baughers Bay plant.
During the six months ended June 30, 2008, OC-BVI billed the BVI Government approximately $5.3 million for water supplied and approximately $1.0 million for interest charged on amounts owed. The BVI Government remitted approximately $4.7 million in payments to OC-BVI which were applied to the outstanding accounts receivable balance as of December 31, 2007. As of June 30, 2008, OC-BVI had $9.7 million in gross accounts receivable balances due from the BVI Government. On July 4, 2008, OC-BVI filed a claim with the Eastern Caribbean Supreme Court seeking recovery of $7,806,629, representing amounts owed to OC-BVI for water sold and delivered to the BVI Government through May 31, 2008, $842,188 for interest accrued on amounts owed as of May 31, 2008, and future interest and costs. The $7,806,629 sum represents amounts billed at the contract prices in effect before the BVI Government asserted its purported right of ownership of the plant. On July 28, 2008, the BVI Government responded to OC-BVI’s claim denying that it is obligated to pay such amount to OC-BVI.
Due to the on-going dispute over the Baughers Bay plant, the continued non-payment by the BVI Government of its accounts receivable balances since January 2008 and the approaching possible legal action by OC-BVI, effective January 1, 2008, the Company changed its policy for the recording of its equity in the financial results of OC-BVI to, in effect, reflect its equity in OC-BVI’s results as if revenues were recognized by this affiliate under the cash, rather than accrual, method. As a result of this change, the Company recorded a loss from its equity in OC-BVI’s results of operations of $639,954 and $1,133,024, for the three and six months ended June 30, 2008, respectively.

During 2007, OC-BVI completed, for a total cost of approximately $8.0 million, the construction of a 700,000 U.S. gallons per day desalination plant located at Bar Bay, Tortola (the “Bar Bay plant”). The Company provided OC-BVI with a $3 million loan to fund part of this plant’s construction costs, of which $2,500,000 remained outstanding as of June 30, 2008. Principal on this loan is payable in quarterly installments of $125,000 with a final balloon payment of $2 million due on August 31, 2009 and interest on the loan is due quarterly at the rate of LIBOR plus 3.5%. OC-BVI constructed this plant in response to what it believes is an extreme shortage of, and a pressing demand for, potable water on the eastern end of Tortola and anticipated entering into a bulk water supply agreement with the Ministry. On July 18, 2008, OC-BVI was informed by the BVI Government that a Cabinet Committee had been formed to negotiate the possibility of OC-BVI supplying potable water to the East End/Long Look area of Tortola. Negotiations have commenced and the Company and OC-BVI believe that such negotiations could also lead to a settlement of OC-BVI’s dispute with the BVI Government over the Baughers Bay plant. However, there can be no assurances that such negotiations will result in an agreement to supply water from the Bar Bay plant or a settlement of the dispute with the BVI Government over the Baughers Bay plant.
The Company accounts for its investment in OC-BVI in accordance with Accounting Principles Board Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.” This accounting pronouncement requires recognition of a loss on an equity investment that is other than temporary, and indicates that a current fair value of an equity investment that is less than its carrying amount may indicate a loss in the value of the investment. To test for possible impairment of its investment in OC-BVI, the Company estimated its fair value as of December 31, 2007. In making this estimate, Company management calculated the expected cash flow from its investment in OC-BVI using the guidance set forth under the FASB Statement of Financial Accounting Concepts No. 7, “Using Cash Flow Information and Present Value in Accounting Measurements.” In accordance with this FASB statement the Company (i) identified various possible outcomes of the Baughers Bay dispute and negotiations for a contract on the new Bar Bay plant; (ii) estimated the cash flows associated with each possible outcome, and (iii) assigned a probability to each outcome based upon discussions held to date by OC-BVI’s management with the BVI Government and OC-BVI’s legal counsel. The resulting probability-weighted sum represents the expected cash flows, and the Company’s best estimate of future cash flows, to be derived from its investment in OC-BVI. The Company determined that the fair value of its investment in OC-BVI, as based upon these expected cash flows, exceeded its carrying value for its investment in OC-BVI as of December 31, 2007 and therefore no loss should be recognized on this investment. Based upon the estimate the Company performed as of December 31, 2007 and the developments since that date, the Company has concluded that no impairment loss should be recognized on its investment in OC-BVI as of June 30, 2008. However, future developments could require the Company to record such an impairment loss at some later date.
The identification of the possible outcomes for the Baughers Bay dispute and Bar Bay negotiations, the projections of cash flows for each outcome, and the assignment of relative probabilities to each outcome all represent significant estimates made by the Company’s management. The ultimate resolution of the Baughers Bay and Bar Bay issues may differ significantly from management’s estimates and may result in actual cash flows from OC-BVI that vary materially from the expected cash flows used by Company management in determining OC-BVI’s fair value as of June 30, 2008. If OC-BVI and the BVI Government are unable to agree on a new contract for Baughers Bay and this matter proceeds to resolution through the Courts, the Ministry’s right of ownership under the 1990 Agreement could be found to be enforceable, in which case OC-BVI could lose its water supply arrangement with the Ministry or may be forced to accept a water supply arrangement with the Ministry on less favorable terms, and if the BVI Government exercises its purported right, OC-BVI could lose ownership of the Baughers Bay plant. Even if OC-BVI is able to refute the Ministry’s purported right of ownership, OC-BVI may elect to accept a new contract on less favorable terms. OC-BVI may be unsuccessful in negotiating a contract for the Bar Bay plant on terms it finds acceptable. Any of these or other possible outcomes could result in actual cash flows from the Company’s investment in OC-BVI that are significantly lower than management’s estimate as of June 30, 2008. In such case, the Company could be required to record an impairment charge to reduce the carrying value of its investment in OC-BVI. Such impairment charge would reduce the Company’s earnings and could have a material adverse impact on its results of operations and financial condition.
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
The forward-looking statements contained in this report are not guarantees of future performance and involve certain risks, uncertainties and assumptions which are difficult to predict. Actual outcomes and results may differ materially from what is expressed in such forward-looking statements. Important factors which may affect these actual outcomes and results include, without limitation, tourism and weather conditions in the areas we service, scheduled new construction within our operating areas, the economies of the U.S. and the areas we service, regulatory matters, availability of capital to repay debt and for expansion of our operations, and other factors, including those “Risk Factors” set forth under Part II, Item 1A in this Quarterly Report and in our 2007 Annual Report on Form 10-K.
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
Critical Accounting Policies
The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Our actual results could differ significantly from such estimates and assumptions.
Certain of our accounting estimates or assumptions constitute “critical accounting estimates” for us due to the fact that:
•	the nature of these estimates or assumptions is material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change; and

•	the impact of the estimates and assumptions on financial condition and results of operations is material.
Our critical accounting estimates relate to (i) the valuation of our equity investment in our affiliate, OC-BVI; (ii) goodwill and intangible assets; and (iii) plant construction revenues and costs.
Valuation of Equity Investment in Affiliate. We account for our investment in OC-BVI in accordance with Accounting Principles Board Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.” This accounting pronouncement requires recognition of a loss on an equity investment that is other than temporary, and indicates that a current fair value of an equity investment that is less than its carrying amount may indicate a loss in the value of the investment. OC-BVI’s on-going dispute with the BVI Government over the ownership of its Baughers Bay plant may indicate that the current fair value of our investment in OC-BVI is less than our carrying value for this investment.

As a quoted market price for OC-BVI’s stock is not available, to test for possible impairment of our investment in OC-BVI we estimate its fair value by calculating the expected cash flows from our investment in OC-BVI using the guidance set forth under the FASB Statement of Financial Accounting Concepts No. 7, “Using Cash Flow Information and Present Value in Accounting Measurements.” In accordance with this FASB statement we (i) identify various possible outcomes of the Baughers Bay dispute and negotiations for a contract for OC-BVI’s new Bar Bay plant; (ii) estimate the cash flows associated with each possible outcome, and (iii) assign a probability to each outcome based upon discussions held to date by OC-BVI’s management with the BVI Government and OC-BVI’s legal counsel. The resulting probability weighted sum represents the expected cash flows, and our best estimate of future cash flows, to be derived from our investment in OC-BVI.
The identification of the possible outcomes for the Baughers Bay dispute and Bar Bay negotiations, the projections of cash flows for each outcome, and the assignment of relative probabilities to each outcome all represent significant estimates made by us. While we have used our best judgment to identify the possible outcomes and expected cash flows for these outcomes and assign relative probabilities to each outcome, these estimates are by their nature highly subjective and are also very subject to material change by our management over time based upon additional information from OC-BVI’s management and legal counsel, a change in the status of negotiations and/or OC-BVI’s litigation with the BVI Government. The ultimate resolution of the Baughers Bay and Bar Bay issues may differ significantly from our estimates and may result in actual cash flows from OC-BVI that vary materially from the expected cash flows we use in determining OC-BVI’s fair value. If OC-BVI and the BVI Government are unable to agree on a new contract for Baughers Bay and this matter proceeds to resolution through the Courts, the BVI Government’s right of ownership under the 1990 Agreement could be found to be enforceable, in which case OC-BVI could lose its water supply arrangement with the BVI Government or may be forced to accept a water supply arrangement with the BVI Government on less favorable terms, and if the BVI Government exercises its purported right, OC-BVI could lose ownership of the Baughers Bay plant. Even if OC-BVI is able to refute the BVI Government’s purported right of ownership, OC-BVI may elect to accept a new contract on less favorable terms. OC-BVI may be unsuccessful in negotiating a contract for the Bar Bay plant on terms it finds acceptable. Any of these or other possible outcomes could result in actual cash flows from our investment in OC-BVI that are significantly lower than our estimate. In such case, we could be required to record an impairment charge to reduce the carrying value of our investment in OC-BVI. Such impairment charge would reduce our earnings and could have a material adverse impact on our results of operations and financial condition.
Goodwill and other intangible assets. Goodwill represents the excess costs over fair value of the assets of an acquired business. Goodwill and intangible assets acquired in a business combination accounted for as a purchase and determined to have an indefinite useful life are not amortized, but are tested for impairment at least annually in accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets”. We periodically evaluate the possible impairment of goodwill. Management identifies our reporting units and determines the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units. We determine the fair value of each reporting unit by calculating the expected cash flows from each reporting unit and compare the fair value to the carrying amount of the reporting unit. To the extent the carrying amount of the reporting unit exceeds the fair value of the reporting unit, we are required to perform the second step of the impairment test, as this is an indication that the reporting unit goodwill may be impaired. In this step, we compare the implied fair value of the reporting unit goodwill with the carrying amount of the reporting unit goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit to all the assets (recognized and unrecognized) and liabilities of the reporting unit in a manner similar to a purchase price allocation, in accordance with SFAS No. 141, “Business Combinations”. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. If the implied fair value is less than its carrying amount, the impairment loss is recorded. Based upon our annual tests to date, we have not experienced any impairment losses on our recorded amounts of goodwill.
Plant construction revenue and cost of plant construction revenue. We recognize revenue and related costs as work progresses on fixed price contracts for the construction of desalination plants to be sold to third parties using the percentage-of-completion method, which relies on contract revenue and estimates of total expected costs. We follow this method since we can make reasonably dependable estimates of the revenue and costs applicable to various stages of a contract. Under the percentage-of-completion method, we record revenue and recognize profit or loss as work on the contract progresses. Our engineering personnel estimate total project costs and profit to be earned on each long term, fixed price contract prior to commencement of work on the contract and updates these estimates as work on the contract progresses. The cumulative amount of revenue recorded on a contract at a specified point in time is that percentage of total estimated revenue that incurred costs to date comprises of estimated total contract costs. As work progresses, if the actual contract costs exceed estimates, the profit recognized on revenue from that contract decreases. We recognize the full amount of any estimated loss on a contract at the time the estimates indicate such a loss. To date we have not experienced a material adverse variation from our cost estimates for plants constructed for sale to third parties. However, the terms of each of the sales contracts with our customers require us to guarantee the sales price for the plant at the bid amount.

We assume the risk that the costs associated with constructing the plant may be greater than we anticipated in preparing our bid. Because we base our contracted sales price in part on our estimation of future construction costs, the profitability of our plant sales is dependent on our ability to estimate these costs accurately. The cost estimates we prepare in connection with the construction of plants to be sold to third parties are subject to inherent uncertainties. The cost of materials and construction may increase significantly after we submit our bid for a plant due to factors beyond our control, which could cause the gross margin for a plant to be less than we anticipated when the bid was made. The profit margin we initially expect to generate from a plant sale could be further affected by other factors, such as hydro-geologic conditions at the plant site that differ materially from those we believed existed and relied upon when we submitted our bid.
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
Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007
Consolidated Results
Net income for the three months ended June 30, 2008 was $1,979,623 ($0.14 per share on a fully-diluted basis) as compared to $2,621,537 ($0.18 per share on a fully-diluted basis) for the three months ended June 30, 2007. Our 2008 results were adversely affected by the loss we recorded from our equity investment in OC-BVI for the three months ended June 30, 2008, as discussed below.
Total revenues for the three months ended June 30, 2008 were $16,037,848, a significant increase from the $11,964,380 in revenues for the three months ended June 30, 2007, due to incremental revenues generated by our bulk and services segments. Gross profit for the three months ended June 30, 2008 was $4,907,175, or 31% of total revenues, as compared to $4,484,296, or 37%, for the three months ended June 30, 2007. For further discussion of revenues and gross profit for the three months ended June 30, 2008, see the “Results by Segment” analysis that follows.
General and administrative (“G&A”) expenses were $2,159,658 and $2,412,076 on a consolidated basis for the second quarter of 2008 and 2007, respectively. This decrease is attributable to lower accrued bonuses which helped to reduce overall payroll and related expenses by approximately $89,000, and reductions in professional fees and Directors fees and expenses of approximately $116,000 and $70,000, respectively.
Interest income for the three months ended June 30, 2008 decreased by approximately $162,000 from the comparable 2007 period. This decrease reflects a reduction in the rate of interest earned on the average balances invested in interest bearing deposit accounts from 2007 to 2008.
Due to OC-BVI’s inability to resolve its on-going contractual dispute with the BVI Government relating to its Baughers Bay plant, we changed our policy for recognizing the results of this affiliate effective January 1, 2008. Consequently, we reported a loss from our investment in OC-BVI for the three months ended June 30, 2008 of approximately $640,000. For the three months ended June 30, 2007 our equity in the earnings of OC-BVI was approximately $428,000 and we earned approximately $162,000 on our profit sharing agreement for OC-BVI. See further discussion of the OC-BVI situation at “Liquidity and Capital Resources — Material Commitments, Contingencies and Expenditures — OC-BVI Contract Dispute.”

Results by Segment
Retail Segment:
The retail segment contributed $1,706,032 to our income from operations for the three months ended June 30, 2008, as compared to $1,155,717 for the three months ended June 30, 2007.
Revenues generated by our retail water operations were $5,256,669 and $5,279,316 for the three months ended June 30, 2008 and 2007, respectively. Revenues were relatively consistent between the two periods in spite of a reduction in sales in 2008 to (i) the Ritz Carlton Hotel of approximately $257,000 which used non-potable water they produced (rather than buying water from us, as they did in 2007) to irrigate their golf course and (ii) the Cayman Turtle Farm located at Boatswain’s Beach in West Bay of approximately $206,000 which significantly reduced its water usage from 2007 levels.
Retail segment gross profit was $3,446,228 (66% of revenues) and $3,292,701 (62% of revenues) for the three months ended June 30, 2008 and 2007, respectively.
Consistent with prior periods, we record all non-direct G&A expenses in our retail business segment and do not allocate any of these non-direct costs to our other two business segments. Retail G&A expenses for the three months ended June 30, 2008 were $1,740,196, down $396,788 from the $2,136,984 in G&A expenses for the three months ended June 30, 2007. The 19% decrease in G&A expenses for the three months ended June 30, 2008 is attributable to decreases in employee costs of approximately $93,000 due to lower accrued bonuses and a reduction in professional fees and directors fees and expenses of approximately $134,000 and $83,000, respectively.
Bulk Segment:
The bulk segment contributed $604,498 and $578,635 to our income from operations for the three months ended June 30, 2008 and 2007, respectively.
Bulk segment revenues were $6,872,967 and $5,372,907 for the three months ended June 30, 2008 and 2007, respectively. Revenues from the bulk segment grew from 2007 to 2008 due to increased revenues for our operations in the Bahamas and Grand Cayman of approximately $1,012,000 and $476,000, respectively. The additional revenues in 2008 for our Bahamas operations results from water produced and invoiced by our Blue Hills plant and from an increase in diesel and electricity pass-through charges. In 2007 we provided a comparable amount of water from our Blue Hills plant but did not invoice for the equivalent of 1.2 million U.S. gallons per day due to our commitment under our Non Revenue Water (“NRW”) agreement with the Water and Sewerage Corporation of the Bahamas (“WSC”). For discussion of the terms of this agreement see our 2007 filings. The additional revenues in 2008 for our Grand Cayman operations results primarily from an increase in diesel and electricity pass-through charges.
Gross profit for our bulk segment was $928,104 and $820,360 for the three months ended June 30, 2008 and 2007, respectively. Gross profit as a percentage of bulk revenues was 14% for the three months ended June 30, 2008 and 15% for the three months ended June 30, 2007. In 2007 we incurred approximately $223,000 in variable production costs for NRW we supplied from our Blue Hills plant. The NRW project was completed effective July 1, 2007 and we are now able to bill WSC for all water delivered from our Blue Hills plant. Our gross profit in 2008 for our bulk segment was adversely impacted by our Bahamas operations due to additional diesel costs for our Windsor plant. Our contracts with the WSC allow us to invoice increases in diesel costs to the WSC if our plants are operating at or better than the efficiency specified in the contracts. In early 2006, we reconfigured the Windsor plant in order to mitigate membrane fouling. However, this reconfiguration resulted in a decrease in the fuel efficiency of the Windsor plant and as a result we have not been able to invoice all of our diesel costs to the WSC. This inefficiency was exacerbated by an 84.5% rise in diesel fuel prices over the past twelve months. Consequently, our diesel costs for the Windsor plant for the three months ended June 30, 2008 exceeded the amount that could be billed to the WSC by approximately $274,000. We are currently constructing new feed water wells and will replace the reverse osmosis membranes on two of four of our production trains. While we anticipate that these improvements will allow us to reverse the plant reconfiguration and improve the Windsor plant’s fuel efficiency by the end of the third quarter of 2008, our gross profit for our Bahamas operations will continue to be adversely affected by its diesel costs until we can improve the efficiency of the plant to the minimum required by contract. Our gross profit in 2008 was also adversely impacted by our Belize operations due to fixed asset write-offs aggregating approximately $82,000.
Bulk segment G&A expenses for the three months ended June 30, 2008 increased to $323,606 from $241,725 for the same period in 2007, primarily due to approximately $31,000 of increased insurance costs.

Included in our consolidated balance sheet as of June 30, 2008 are approximately $7.8 million in accounts receivable due to our Bahamas subsidiary from the WSC. During April 2008, we met with representatives of the Bahamas government to inquire as to the reasons for the increase in the receivables balance since December 31, 2007. We were informed in this meeting by the government representatives that the delay in paying our accounts receivables was due to operating issues within the WSC, that the delay did not reflect any type of dispute with us with respect to the amounts owed, and that the amounts would ultimately be paid in full. Based upon this meeting, we believe that the accounts receivable from the WSC are fully collectible and therefore have not provided any allowance for possible non-payment of these receivables as of June 30, 2008. See further discussion of this matter at “Liquidity and Capital Resources — Material Commitments, Expenditures and Contingencies — CW-Bahamas Liquidity.”
Services Segment:
The services segment contributed $436,987 and $337,868 to our income from operations for the three months ended June 30, 2008 and 2007, respectively.
Revenues from services provided in 2008 were $3,908,212 as compared to $1,312,157 in 2007. Services revenues increased from 2007 to 2008 due to higher relative project construction expenditures in 2008.
The increase in gross profit for the services segment to $532,843 in 2008 from $371,235 in 2007 is primarily due to higher relative project construction expenditures in 2008, reduced by a revision made in the current quarter to increase the estimated project costs for the plant currently under construction in Bermuda. Under the percentage of completion method used to account for construction projects of this type, we recorded a reduction of the cumulative gross profit recognized to date on this project of approximately $167,000 during the three months ended June 30, 2008. In addition, 2008 gross profit was adversely affected by a write-off of approximately $177,000 relating to a damaged diesel generator that was leased to our Windsor plant in the Bahamas by our services segment and the fact that the gross profit for our services segment no longer benefits from our former Barbados service contract which expired in June 2007. Our Barbados gross profit amounted to approximately $58,000 for the three months ended June 30, 2007.
G&A expenses for the services segment were $95,856 and $33,367 for 2008 and 2007, respectively.
Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007
Consolidated Results
Net income for the six months ended June 30, 2008 was $3,653,495 ($0.25 per share on a fully-diluted basis) as compared to $6,209,011 ($0.43 per share on a fully-diluted basis) for the six months ended June 30, 2007.
Total revenues for the six months ended June 30, 2008 increased to $28,773,579 from $24,698,992 for the six months ended June 30, 2007 due to an increase in bulk water revenues and revenues from plant construction contracts. Gross profit for the six months ended June 30, 2008 was $9,443,236, or 33% of total revenues, as compared to $9,787,649, or 40%, for the comparable 2007 quarter. For further discussion of revenues and gross profit for the six months ended June 30, 2008 see the “Results by Segment” analysis that follows.
General and administrative (“G&A”) expenses were $4,626,248 and $4,751,259 on a consolidated basis for the six months ended June 30, 2008 and 2007, respectively. A decrease in professional fees of approximately $198,000 in 2008 was partially offset by slight increases in various other G&A categories.
Interest income for the six months ended June 30, 2008 decreased by approximately $158,000 from the comparable 2007 period. This decrease reflects a reduction in the rate of interest earned on the average balances invested in interest bearing deposit accounts from 2007 to 2008.

Due to OC-BVI’s inability to resolve its on-going contractual dispute with the BVI Government relating to its Baughers Bay plant, we changed our policy for recognizing the results of this affiliate effective January 1, 2008. Consequently, we reported a loss from our investment in OC-BVI for the six months ended June 30, 2008 of approximately $1,133,000. For the six months ended June 30, 2007 our equity in the earnings of OC-BVI was approximately $887,000 and we earned approximately $329,000 on our profit sharing agreement for OC-BVI. See further discussion of the OC-BVI situation at “Liquidity and Capital Resources — Material Commitments, Contingencies and Expenditures — OC-BVI Contract Dispute.”
Results by Segment
Retail Segment:
The retail segment contributed $2,932,522 and $2,537,012 to our income from operations for the six months ended June 30, 2008 and 2007, respectively.
Revenues generated by our retail water operations were $10,267,180 and $10,383,525 for the six months ended June 30, 2008 and 2007, respectively. Revenues were relatively consistent between the two periods in spite of a reduction in sales in 2008 to (i) the Ritz Carlton Hotel of approximately $605,000 which used non-potable water they produced (rather than buying water from us, as they did in 2007) to irrigate their golf course and (ii) the Cayman Turtle Farm located at Boatswain’s Beach in West Bay of approximately $260,000 which significantly reduced its water usage from 2007 levels.
During the six months ended June 30, 2008 the retail segment generated $6,712,569 in gross profit (65% of revenues), as compared to $6,633,591 (64% of revenues) for the same period in 2007.
Consistent with prior periods, we record all non-direct G&A expenses in our retail business segment and do not allocate any of these non-direct costs to our other two business segments. Retail G&A expenses for the six months ended June 30, 2008 were $3,780,047, down approximately $317,000 from the same period in 2007. The decrease in G&A expenses for 2008 is attributable to a decrease in professional fees of approximately $129,000 and smaller decreases in various other G&A expense categories.
Bulk Segment:
The bulk segment contributed $1,256,353 and $1,575,429 to our income from operations for the six months ended June 30, 2008 and 2007, respectively.
Revenues from our bulk segment for the six months ended June 30, 2008 and 2007 were $13,040,292 and $10,600,429, respectively. Revenues from the bulk segment grew from 2007 to 2008 due to increased revenues for our operations in the Bahamas and Grand Cayman of approximately $1,657,000 and $745,000, respectively. The additional revenues in 2008 for our Bahamas operations results from water produced and invoiced by our Blue Hills plant and from an increase in diesel and electricity pass-through charges. In 2007 we provided a comparable amount of water from our Blue Hills plant but did not invoice for the equivalent of 1.2 million U.S. gallons per day due to our commitment under our Non Revenue Water (“NRW”) agreement with the Water and Sewerage Corporation of the Bahamas (“WSC”). For discussion of the terms of this agreement see our 2007 filings. The additional revenues in 2008 for our Grand Cayman operations results primarily from an increase in diesel and electricity pass-through charges.
Gross profit for our bulk segment was $1,956,145 and $2,158,920 for the six months ended June 30, 2008 and 2007, respectively. Gross profit as a percentage of bulk revenues was 15% for the six months ended June 30, 2008 and 20% for the six months ended June 30, 2007. In 2007 we incurred approximately $427,000 in variable production costs for NRW we supplied from our Blue Hills plant. Our gross profit in 2008 for our bulk segment was adversely impacted by our Bahamas operations due to additional diesel costs for our Windsor plant. Our contracts with the WSC allow us to invoice increases in diesel costs to the WSC if our plants are operating at or better than the efficiency specified in the contracts. In early 2006, we reconfigured the Windsor plant in order to mitigate membrane fouling. However, this reconfiguration resulted in a decrease in the fuel efficiency of the Windsor plant and we have not been able to invoice all of our diesel costs to the WSC. This inefficiency was exacerbated by an 84.5% rise in diesel fuel prices over the past twelve months. Consequently, our diesel costs for the Windsor plant for the six months ended June 30, 2008 exceeded the amount that could be billed to the WSC by approximately $481,000. We are currently constructing new feed water wells and will replace the reverse osmosis membranes on two of four of our production trains. While we anticipate that these improvements will allow us to reverse the plant reconfiguration and improve the Windsor plant’s fuel efficiency by the end of the third quarter of 2008, our gross profit for our Bahamas operations in the interim will continue to be adversely affected by its diesel costs. Our gross profit in 2008 was also adversely impacted by our Belize operations due to a fixed asset write-off of approximately $82,000.

Included in our consolidated balance sheet as of June 30, 2008 are approximately $7.8 million in accounts receivable due to our Bahamas subsidiary from the WSC. During April 2008, we met with representatives of the Bahamas government to inquire as to the reasons for the increase in the receivables balance since December 31, 2007. We were informed in this meeting by the government representatives that the delay in paying our accounts receivables was due to operating issues within the WSC, that the delay did not reflect any type of dispute with us with respect to the amounts owed, and that the amounts would ultimately be paid in full. Based upon this meeting, we believe that the accounts receivable from the WSC are fully collectible and therefore have not provided any allowance for possible non-payment of these receivables as of June 30, 2008. See further discussion of this matter at “Liquidity and Capital Resources — Material Commitments, Expenditures and Contingencies — CW-Bahamas Liquidity.”
Bulk segment G&A expenses for the six months ended June 30, 2008 increased to $699,792 from $583,491 for the same period in 2007, primarily due to increases in employee costs and insurance costs of approximately $76,000 and $51,000, respectively.
Services Segment:
The services segment contributed $628,113 and $923,949 to our income from operations for the six months ended June 30, 2008 and 2007, respectively.
Revenues from services were $5,466,107 for the six months ended June 30, 2008 as compared to $3,715,038 for the same period in 2007. Services revenues increased from 2007 to 2008 due to higher relative project construction expenditures in 2008.
Gross profit for the six months ended June 30, 2008 decreased to $774,522 from $995,138 for the same period in 2007. The reduction is primarily due to a revision made in the second quarter of 2008 to increase the estimated project costs for the plant currently under construction in Bermuda. Under the percentage of completion method used to account for construction projects of this type, we recorded a reduction of the cumulative gross profit recognized to date on this project of approximately $167,000 during the three months ended June 30, 2008. Gross profit in 2008 was also reduced by a write-off of approximately $177,000 relating to a damaged diesel generator that was leased to our Windsor plant in the Bahamas by our services segment. Additionally, the gross profit for our services segment no longer benefits from our former Barbados service contract which expired in June 2007. Our Barbados gross profit amounted to approximately $113,000 for the six months ended June 30, 2007.
G&A expenses for the services segment from the six months ended June 30, 2008 and 2007 were $146,409 and $71,189, respectively.
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
Our ability to access the debt and equity capital markets is impacted by our current and anticipated financial results, financial condition; existing level of borrowings; credit rating, and terms of debt agreements (including our compliance therewith), and by conditions in the debt and equity markets.
Our primary uses of cash are construction costs and capital expenditures, including plant expansion and new plant construction. Other significant uses include payment of dividends, repayment of debt and pursuit of new business opportunities.

Cash Flows for the Six Months Ended June 30, 2008
Our cash and cash equivalents decreased slightly from $38,529,383 as of December 31, 2007 to $38,477,824 as of June 30, 2008.
Cash Flows from Operating Activities
Operating activities provided net cash for the six months ended June 30, 2008 of $4,872,895. This cash provided reflects net income generated for the six months ended of approximately $3.7 million, as adjusted for various items which impact net income but do not impact cash during the period, such as depreciation and amortization, stock compensation, and other items.
Cash Flows from Investing Activities
Our investing activities used $2,479,793 in net cash during the six months ended June 30, 2008. Of the approximately $3.2 million in capital expenditures for the period, approximately $675,000 was used to fund an expansion of the well-field for our Windsor plant in the Bahamas and approximately $625,000 was spent on the expansion of the Governors Harbor plant. We collected $729,738 on our loans receivable.
Cash Flows from Financing Activities
We used $2,444,661 in net cash from our financing activities during the six months ended June 30, 2008. We made $632,125 in scheduled payments on our bonds payable and paid dividends of $1,812,536 during the six months ended June 30, 2008.
Financial Position
Our total assets increased from approximately $149.3 million as of December 31, 2007 to $153.2 million as of June 30, 2008.
Accounts receivable increased approximately $6.3 million from December 31, 2007 to June 30, 2008 due to (i) the WSC’s delay in paying amounts invoiced by CW-Bahamas which has increased CW-Bahamas’ accounts receivable balances by approximately $2.5 million since year end and (ii) revenues recognized in excess of amounts collected on construction projects, which have increased approximately $3.4 million since year end.
Accounts payable increased approximately $2.1 million from December 31, 2007 to June 30, 2008 due to approximately an $850,000 increase in accounts payable for CW-Bahamas reflecting declining liquidity for this subsidiary and an increase in accounts payable relating to construction projects in process.
Prepaid expenses and other current assets decreased by approximately $147,000 due to the amortization of prepaid expenses.
Borrowings Outstanding
As of June 30, 2008 we had borrowings outstanding aggregating $22,939,925 that consisted of bonds payable.
5.95% Secured Bonds
In August 2006, we issued $15,771,997 principal amount secured fixed rate bonds in a private offering and received net proceeds (excluding issuance costs and after the offering discount) of $14,445,720. These bonds bear interest at a rate of 5.95%, are repayable in quarterly principal and interest installments of $526,010 and mature in 2016. We have the right to redeem the bonds in full at any time after August 4, 2009 at a premium of 1.5% of the outstanding principal and accrued interest on the bonds on the date of redemption. As of June 30, 2008, $12,939,924 in principal amount was outstanding on these secured bonds. Our obligations under the bonds are secured by fixed and floating charges (i) on all of our assets, including an equitable charge of all of the shares of Cayman Water, and (ii) on all of Cayman Water’s assets including its real estate. Cayman Water has also guaranteed our payment obligations under the bonds.
The trust deed for these bonds restricts our ability to enter into new borrowing agreements or any new guarantees without prior approval of the trustee and limits our capital expenditures, with the exception of capital expenditures to be incurred on certain defined projects, to $2,000,000 annually without prior approval by the trustee. The trust deed also contains financial covenants that require us to maintain a debt service coverage ratio of not less than 1.25 to 1, a ratio of long term debt to EBITDA (i.e. earnings before interest, taxes, depreciation and amortization for the 12 months preceding the ratio calculation date) not greater than 2.5 to 1 and a ratio of long term debt to equity equal to or less than 1.5 to 1. As of June 30, 2008, we were in compliance with the covenants under the trust.

CW-Bahamas Series A Bonds
In July 2005, CW-Bahamas sold BAH$10,000,000 Series A bonds to Bahamian citizens and permanent resident investors in The Bahamas to finance a portion of the construction cost of its Blue Hills plant. These bonds mature on June 30, 2015 and accrue interest at the annual fixed rate of 7.5%. Interest is payable quarterly. CW-Bahamas has the option to redeem the bonds in whole or in part without penalty commencing after June 30, 2008. We have guaranteed CW-Bahamas repayment obligations upon an “event of default” as defined in the guarantee agreement. If we pay any amounts pursuant to the guarantee, we will be subrogated to all rights of the bondholders in respect of any such payments. The guarantee is a general unsecured obligation junior to our other secured obligations. As of June 30, 2008, BAH$10,000,000 of the Series A bonds was outstanding.
CW-Bahamas Credit Facility
CW-Bahamas has a credit facility with Royal Bank of Canada that consists of a BAH$500,000 revolving working capital loan. The obligations under the credit facility are secured by the assets of CW-Bahamas. Borrowings under the working capital loan accrue interest at the Nassau Prime rate plus 1.50% per annum. As of June 30, 2008, no amounts were outstanding under this facility.
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
All obligations under the credit facility are repayable on demand. CW-Bahamas was not in compliance with the financial covenant of this facility as of June 30, 2008, however, we do not believe this non-compliance will have a material impact on CW-Bahamas.
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
The Ministry is OC-BVI’s sole customer and substantially all of its revenues are generated from the Baughers Bay plant. For the years ended December 31, 2007 and 2006, we recognized approximately $1.6 million, and $1.4 million, respectively, in income from our equity investment in the earnings of OC-BVI. For those same years, we recognized approximately $669,000 and $1,500,000, respectively, in revenues from our management services agreement with OC-BVI. We also recognized approximately $652,000 and $508,000 in other income for the years ended December 31, 2007 and 2006, respectively, from our profit-sharing agreement with OC-BVI. In addition to our loan to, and equity investment in, OC-BVI of approximately $15.9 million, the recorded value of our management services agreement with OC-BVI, which is reflected as an intangible asset on our consolidated balance sheet, was approximately $856,000 as of June 30, 2008.

OC-BVI submitted a proposal to the Ministry in late 2006 to continue to supply water from the Baughers Bay plant. The Ministry held discussions with OC-BVI regarding a new contract but did not formally respond to OC-BVI’s proposal. Early in 2007 the Ministry unilaterally took the position that until such time as a new agreement is reached on the ownership of the plant and the price for the water produced by the plant, the Ministry would only pay that amount of OC-BVI’s billings that the Ministry purports constitutes OC-BVI’s costs of producing the water. OC-BVI responded to the Ministry that the amount the Ministry proposed to pay was significantly less than OC-BVI’s production costs. Payments made by the Ministry to OC-BVI since the Ministry’s assumption of this reduced price have been sporadic and as of December 31, 2007 OC-BVI had received payment for less than 22% of the amounts it billed the Ministry for the year then ended. On November 15, 2007, OC-BVI issued a demand letter to the BVI Government for approximately $6.2 million representing amounts that OC-BVI claimed were due by the BVI Government for water sold and delivered plus interest and legal fees. In response to OC-BVI’s demand for payment, the BVI Government issued a letter dated November 19, 2007 that reasserted its claim that ownership of the Baughers Bay plant has passed to the BVI Government and rejected OC-BVI’s claim for payment. OC-BVI advised the BVI Government in correspondence dated November 21, 2007 that it was demanding that the dispute between OC-BVI and the BVI Government be submitted to arbitration pursuant to the terms of the 1990 Agreement. On the following day, OC-BVI’s management was informed that the BVI Government had filed a lawsuit with the Eastern Caribbean Supreme Court seeking ownership of the Baughers Bay plant. On February 11, 2008, OC-BVI filed its defense against the BVI Government’s claim of ownership of the Baughers Bay plant.
During the six months ended June 30, 2008 OC-BVI billed the BVI Government approximately $5.3 million for water supplied and approximately $1.0 million for interest charged on amounts owed. The BVI Government remitted approximately $4.7 million in payments to OC-BVI which were applied to the outstanding accounts receivable balance as of December 31, 2007. As of June 30, 2008, OC-BVI had $9.7 million in gross accounts receivable balances due from the BVI Government. On July 4, 2008 OC-BVI filed a claim with the Eastern Caribbean Supreme Court seeking recovery of $7,806,629, representing amounts owed to OC-BVI for water sold and delivered to the BVI Government through May 31, 2008, $842,188 for interest accrued on amounts owed as of May 31, 2008, and future interest and costs. The $7,806,629 sum represents amounts billed at the contract prices in effect before the BVI Government asserted its purported right of ownership of the plant. On July 28, 2008, the BVI Government filed its defense for denial of this claim.
During 2007, OC-BVI completed, for a total cost of approximately $8 million, the construction of a 700,000 U.S. gallons per day desalination plant located at Bar Bay, Tortola (the “Bar Bay plant”). We provided OC-BVI with a $3 million loan to fund part of this plant’s construction costs, of which $2.5 million remained outstanding as of June 30, 2008. Principal on this loan is payable in quarterly installments of $125,000 with a final balloon payment of $2 million due on August 31, 2009 and interest on the loan is due quarterly at the rate of LIBOR plus 3.5%. OC-BVI constructed this plant in response to what it believes is an extreme shortage of, and a pressing demand for, potable water on the eastern end of Tortola and anticipated entering into a bulk water supply agreement with the Ministry. On July 18, 2008, OC-BVI was informed by the BVI Government that a Cabinet Committee had been formed to negotiate the possibility of OC-BVI supplying potable water to the East End/Long Look area of Tortola. Negotiations have commenced and the Company and OC-BVI believe that such negotiations could also lead to a settlement of OC-BVI’s dispute with the BVI Government over the Baughers Bay plant. However, there can be no assurances that such negotiations will result in an agreement to supply water from the Bar Bay plant or a settlement of the dispute with the BVI Government over the Baughers Bay plant.
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

OC-BVI’s Board of Directors continues to believe that OC-BVI is contractually entitled to full payment of all amounts billed to date for water supplied to the BVI Government and that OC-BVI will ultimately collect all amounts billed. However, the lack of progress with respect to the resolution of the dispute and the initiation of legal proceedings by OC-BVI to collect the accounts receivable balances indicate that OC-BVI cannot clearly meet all of the revenue recognition criteria set forth in SAB No. 104. Accordingly, effective January 1, 2008, we changed our policy for the recording of our equity in the financial results of OC-BVI to, in effect, reflect our equity in OC-BVI’s results as if revenues were recognized by this affiliate under the cash, rather than accrual, method. We have considered all amounts billed by OC-BVI to the BVI Government during the three months and six months ended June 30, 2008, which totaled approximately $3.6 million and $6.3 million, respectively, to be deferred revenues. As a result of this adjustment to OC-BVI’s revenues, we have recorded a loss from our equity in OC-BVI’s results of operations of $639,954 and $1,133,024, respectively, for the three and six months ended June 30, 2008. For the purpose of recording our equity pickup in OC-BVI’s future results, we will apply future payments made by the BVI Government first to the remaining balance of outstanding accounts receivable that arose from billings for periods prior to and including December 2007. Such remaining accounts receivable balances were approximately $3.4 million as of June 30, 2008.
We account for our investment in OC-BVI in accordance with Accounting Principles Board Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.” This accounting pronouncement requires recognition of a loss on an equity investment that is other than temporary, and indicates that a current fair value of an equity investment that is less than its carrying amount may indicate a loss in the value of the investment. To test for possible impairment of our investment in OC-BVI, we estimated its fair value as of December 31, 2007. In making this estimate, we calculated the expected cash flows from our investment in OC-BVI using the guidance set forth under the FASB Statement of Financial Accounting Concepts No. 7, “Using Cash Flow Information and Present Value in Accounting Measurements.” In accordance with this FASB statement we (i) identified various possible outcomes of the Baughers Bay dispute and negotiations for a contract on the new Bar Bay plant; (ii) estimated the cash flows associated with each possible outcome, and (iii) assigned a probability to each outcome based upon discussions held to date by OC-BVI’s management with the BVI Government and OC-BVI’s legal counsel. The resulting probability-weighted sum represents the expected cash flows, and our best estimate of future cash flows, to be derived from our investment in OC-BVI. We determined that the fair value of our investment in OC-BVI, as based upon these expected cash flows, exceeded our carrying value for its investment in OC-BVI as of December 31, 2007 and therefore no loss should be recognized on this investment. Based upon the estimate we performed as of December 31, 2007 and the developments since that date, we have concluded that no loss should be recognized on our investment in OC-BVI as of June 30, 2008. However, future developments could require us to record such an impairment loss at some later date.
The identification of the possible outcomes for the Baughers Bay dispute and Bar Bay negotiations, the projections of cash flows for each outcome, and the assignment of relative probabilities to each outcome all represent significant estimates made by us. The ultimate resolution of the Baughers Bay and Bar Bay issues may differ significantly from our estimates and may result in actual cash flows from OC-BVI that vary materially from the expected cash flows we used in determining OC-BVI’s fair value as of June 30, 2008. If OC-BVI and the BVI Government are unable to agree on a new contract for Baughers Bay and this matter proceeds to resolution through the Courts, the Ministry’s right of ownership under the 1990 Agreement could be found to be enforceable, in which case OC-BVI could lose its water supply arrangement with the Ministry or may be forced to accept a water supply arrangement with the Ministry on less favorable terms, and if the BVI Government exercises its purported right, OC-BVI could lose ownership of the Baughers Bay plant. Even if OC-BVI is able to refute the Ministry’s purported right of ownership, OC-BVI may elect to accept a new contract on less favorable terms. OC-BVI may be unsuccessful in negotiating a contract for the Bar Bay plant on terms it finds acceptable. Any of these or other possible outcomes could result in actual cash flows from our investment in OC-BVI that are significantly lower than our estimate as of June 30, 2008. In such case, we could be required to record an impairment charge to reduce the carrying value of our investment in OC-BVI. Such impairment charge would reduce our earnings and could have a material adverse impact on our results of operations and financial condition.
CW-Bahamas Liquidity
As of December 31, 2007, CW-Bahamas was due approximately $5.3 million from the WSC. During the three month periods ended March 31, 2008 and June 30, 2008 amounts invoiced by CW-Bahamas to WSC for water supplied exceeded WSC’s payments to CW-Bahamas and as of June 30, 2008 CW-Bahamas accounts receivable from WSC totaled approximately $7.8 million.

During April 2008, we met with representatives of the Bahamas government to inquire as to the reasons for the increase in the receivables balance since December 31, 2007. We were informed in this meeting by the government representatives that the delay in paying our accounts receivables was due to operating issues within the WSC, that the delay did not reflect any type of dispute with us with respect to the amounts owed, and that the amounts would ultimately be paid in full. Based upon this meeting, we believe that the accounts receivable from the WSC are fully collectible and therefore have not provided any allowance for possible non-payment of these receivables as of June 30, 2008.
CW-Bahamas derived substantially all of its revenues from its contract with the WSC and is dependent upon timely collection of its accounts receivable to fund its operations. During the three months ended June 30, 2008, CW-Bahamas experienced liquidity issues that required it to extend the payment dates of its accounts payable. On July 31, 2008, CW-Bahamas issued WSC a written notice of WSC’s default under the payment terms of its contract with CW-Bahamas.
If the WSC does not improve the timeliness and/or increase the amounts of its payments to CW-Bahamas, this subsidiary may not have sufficient liquidity to fund its operations. If this occurs, CW-Bahamas may be required to cease the production of water. Such a development could have a material adverse effect on our results of operation and financial position.
CW-Bahamas Performance Bonds
We have two contracts, one for our Windsor plant and one for our Blue Hills plant, to supply water to the WSC. Each contract requires us to guarantee delivery of a minimum quantity of water per week. If we do not meet this minimum, we are required to pay to the WSC for the difference between the minimum and actual gallons delivered at a per gallon rate equal to the price per gallon that WSC is currently paying us under the contract. The Windsor and Blue Hills contracts expire in 2013 and 2026, respectively and require us to deliver 14.0 million imperial gallons and 28.0 million imperial gallons, respectively, of water each week. We are required to provide the WSC with performance and operating guarantees, in the form of bank-issued letters of credit, to secure any payments we may be required to make under the minimum delivery requirements of these contracts. As of August 5, 2008, a performance bond of $1.9 million was outstanding for the Windsor plant. We expect to obtain a performance bond for the Blue Hills plant in the future.
CW-Bermuda Financing
In January 2007, our recently formed affiliate, CW-Bermuda, signed a contract with the Government of Bermuda to design, build and operate a desalination plant at Tynes Bay on the northern coast of Bermuda. The project includes the desalination plant which will have a production capacity of 600,000 U.S. gallons per day, a standby electrical power plant and 1.27 miles of main water delivery pipelines. The plant design provides for a future increase in production capacity to 1.2 million U.S. gallons per day. CW-Bermuda is constructing the plant and will operate it. Under the terms of the contract, CW-Bermuda is required to complete construction and commission the plant and pipeline by the end of September 2008 and will operate the plant for at least 12 months after commissioning. We have agreed to loan CW-Bermuda up to $7.5 million to complete construction of the project and have entered into a management agreement with CW-Bermuda to oversee construction of the plant and to operate the plant once it is completed. The total revenues to be received under this contract for the desalination plant and management agreement are estimated to be approximately $10.8 million. As of June 30, 2008, approximately $1.1 million was receivable from our Bermuda affiliate and our remaining loan commitment under this facility was approximately $6.4 million.
In March 2008, we reached an agreement with the Government of Bermuda to expand the capacity of the plant from 600,000 U.S. gallons per day to 1.2 million U.S. gallons per day. We do not expect to provide any additional funding to CW-Bermuda under our credit facility because of this plant expansion. CW-Bermuda is required to complete construction and commission the expansion by January 2009 and will operate the plant for at least 12 months after commissioning.
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
On April 30, 2008, we paid a dividend of $0.065 to shareholders of record on March 31, 2008.
On July 31, 2008, we paid a dividend of $0.065 to shareholders of record on June 30, 2008.
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
Dividend Reinvestment and Common Stock Purchase Plan
This program is available to our shareholders, who may reinvest all or a portion of their common cash dividends into shares of common stock at prevailing market prices and may also invest optional cash payments to purchase additional shares at prevailing market prices as part of this program.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in our exposure to market risk from December 31, 2007 to the end of the period covered by this report.
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
The British Virgin Islands government has asserted a purported right of ownership of our affiliate OC-BVI’s Baughers Bay plant. If this right is found to be enforceable and is exercised by the BVI Government, OC-BVI will lose ownership of the Baughers Bay plant and OC-BVI’s water supply agreement with the BVI Government could be cancelled or renegotiated on less favorable terms.
In October 2006, the BVI Government notified our affiliate OC-BVI that it was asserting a purported right of ownership of OC-BVI’s desalination plant in Baughers Bay, Tortola pursuant to the terms of a water supply agreement dated May 1990 (or the “1990 Agreement”) and invited OC-BVI to submit a proposal for its continued involvement in the production of water at the Baughers Bay plant. Early in 2007 the BVI Government informed OC-BVI that it would no longer pay for water at the rate specified in the 1990 agreement and since that time has paid OC-BVI only sporadically for water supplied. On November 15, 2007, OC-BVI issued a demand letter to the BVI Government for approximately $6.2 million representing amounts that OC-BVI claimed were due by the BVI Government for water sold and delivered plus interest and legal fees. In response to OC-BVI’s demand for payment, the BVI Government issued a letter dated November 19, 2007 that reasserted its claim that ownership of the Baughers Bay plant has passed to the BVI Government and rejected OC-BVI’s claim for payment. OC-BVI advised the BVI Government in correspondence dated November 21, 2007 that it was demanding that the dispute between OC-BVI and the BVI Government be submitted to arbitration pursuant to the terms of the 1990 Agreement. On the following day, OC-BVI’s management was informed that the BVI Government had filed a lawsuit with the Eastern Caribbean Supreme Court seeking ownership of the Baughers Bay plant. OC-BVI filed its defense against the BVI Government’s claim of ownership of the Baughers Bay plant on February 11, 2008. On July 4, 2008, OC-BVI filed a claim with the Eastern Caribbean Supreme Court seeking recovery of $7,806,629, representing amounts owed to OC-BVI for water sold and delivered to the BVI Government through May 31, 2008, $842,188 for interest accrued on amounts owed as of May 31, 2008, and future interest and costs. The $7,806,629 sum represents amounts billed at the contract prices in effect before the BVI Government asserted its purported right of ownership of the plant. On July 28, 2008, the BVI Government filed its defense for denial of this claim.
For the years ended December 31, 2007 and 2006 we recognized approximately $1.6 million and $1.4 million, respectively in income from our equity investment in the earnings of OC-BVI and approximately $669,000 and $1.5 million in revenue, respectively, from our agreement to provide management services to OC-BVI. We also recognized approximately $652,000 and $508,000 in other income for the years ended December 31, 2007 and 2006, respectively, from a profit-sharing agreement we have with OC-BVI. Due to the on-going dispute and the lack of payments on accounts receivable balances by the BVI government, effective January 1, 2008, we changed our policy for the recording of our equity in the financial results of OC-BVI to, in effect, reflect our equity in OC-BVI’s results as if revenues were recognized by this affiliate under the cash, rather than accrual, method. As a result of this accounting change, we recorded losses from our equity in OC-BVI of $639,954 and $1,133,024 for the three and six months ended June 30, 2008, respectively. As of June 30, 2008, our loans to, and equity investment in, OC-BVI totaled approximately $15.9 million and the recorded value of our management services agreement, which is reflected on our balance sheet as an intangible asset, was approximately $856,000. If the government’s right of ownership under the 1990 Agreement is found to be enforceable, OC-BVI may lose its water supply agreement with the BVI Government (which presently constitutes OC-BVI’s only source of revenues) or be forced to accept a water supply arrangement with the government on less favorable terms, and if the government exercises its purported right, OC-BVI could lose ownership of the Baughers Bay plant. In either case, the value of our OC-BVI-related assets would decline, and we could be required to record impairment charges to reduce the carrying values of these assets. Such impairment charges would reduce our earnings and could have a significant adverse impact on our results of operations and financial condition.

If OC-BVI does not obtain a contract with the BVI Government to sell water to be produced at its Bar Bay plant, it may not be able to recover the cost of its investment in the plant, which could adversely affect its operations and in turn decrease the value of our investment in OC-BVI.
OC-BVI has constructed a new desalination plant located on Bar Bay, Tortola, in the British Virgin Islands. The total cost for this plant is approximately $8.0 million. We have a loan receivable outstanding from OC-BVI of $2,500,000 for the construction of this plant as of June 30, 2008. OC-BVI has constructed this plant in response to what it believes is an extreme shortage of, and a pressing demand for, potable water on the eastern end of Tortola and anticipates entering into a bulk water supply agreement with the BVI Government. However, OC-BVI does not presently have any type of agreement or understanding with the BVI Government, for the purchase of the water to be produced by its Bar Bay plant. If such an agreement is not obtained, or is not obtained on sufficiently favorable terms, OC-BVI may not be able to recover the cost of its investment in this plant, in which case we may be required to record an impairment charge to reduce the carrying value of our loan to OC-BVI and our investment in OC-BVI. Such an impairment charge would reduce our earnings and could have a significant adverse impact on our results of operations and financial condition.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During the three months ended June 30, 2008, we issued 380 common shares to one of our executive officers under the terms of his executive compensation agreement. The issuance of the shares was exempt from registration under Section 4(2) of the Securities Act of 1933 because the executive officer has knowledge of all material information relating to us.
During the three months ended June 30, 2008, we issued 1,774 preference shares to 48 employees for services rendered. The issuance of the preference shares was exempt from registration under Regulation S promulgated under the Securities Act of 1933 because the shares were offered and sold outside of the United States to non-U.S. persons (as defined in Regulation S).
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
The Annual General Meeting of the Company’s shareholders was held on May 14, 2008. Of the 14,507,866 ordinary shares and 21,082 redeemable preference shares issued and outstanding on the record date of March 12, 2008, a total of 5,700,358 ordinary and redeemable preference shares were present in person or by proxy. The ordinary shares and the redeemable preference shares are hereinafter collectively referred as the “Shares.” The following directors were re-elected effective May 14, 2008:

	Votes For	Votes Withheld
Carson K. Ebanks	3,223,224	2,477,134
Richard L. Finlay	5,254,840	445,518
Clarence B. Flowers, Jr.	5,246,325	454,033
Frederick W. McTaggart	5,257,323	443,035
Jeffrey M. Parker	5,253,504	446,854
The following directors were not up for re-election at the Annual General Meeting and their terms of office as directors continued after the meeting: William T. Andrews, Brian E. Butler, Steven A. Carr, Wilmer F. Pergande, David W. Sasnett, Leonard J. Sokolow, Raymond Whittaker.
The shareholders approved the Company’s 2008 Equity Incentive Plan, pursuant to which the Company may grant stock options, restricted stock, restricted stock units, stock equivalents and awards of ordinary shares to directors, executives and key employees of the Company or any of its affiliates. There are 1,500,000 ordinary shares of the Company reserved for issuance under the 2008 Equity Incentive Plan. Of the votes cast on this matter, 4,760,743 Shares voted for the approval of the 2008 Equity Incentive Plan, 925,369 Shares voted against the matter and 14,246 Shares abstained from voting on the matter. As of June 30, 2008, the Company granted options to purchase 101,655 ordinary shares to certain employees of the Company.
The shareholders approved a resolution to increase the authorized share capital of the Company from CI$10 million divided into 19,800,000 ordinary shares of par value CI$0.50 each and 200,000 redeemable preference shares of par value CI$0.50 each to a share capital of CI$12.5 million divided into 24,800,000 ordinary shares of par value CI$0.50 each and 200,000 redeemable preference shares of par value CI$0.50 each. Of the votes cast on this matter 5,561,301 Shares voted for the approval of the resolution, 114,877 Shares voted against the matter and 24,180 Shares abstained from voting on the matter.

The shareholders voted to ratify the selection of Rachlin LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2008, at the remuneration to be determined by the Audit Committee of the Board of Directors. Of the votes cast on this matter, 5,673,882 Shares voted for the matter, 16,099 Shares voted against the matter and 10,377 Shares abstained from voting on the matter.
ITEM 6. EXHIBITS

Exhibit
Number	Exhibit Description
10.1	Consolidated Water Co. Ltd. 2008 Equity Incentive Plan
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONSOLIDATED WATER CO. LTD.
By:	/s/ Frederick W. McTaggart
Frederick W. McTaggart
Chief Executive Officer (Principal Executive Officer)

By:	/s/ David W. Sasnett
David W. Sasnett
Executive Vice President & Chief Financial Officer (Principal Financial and Accounting Officer)

Date: August 8, 2008