Form 10-Q
period 2008-09-30
CONSOLIDATED WATER CO LTD
filed 2008-11-10
CIK 928340

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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
Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of November 5, 2008, 14,529,107 shares of the registrant’s common stock, with US$0.60 par value, were outstanding.

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

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED WATER CO. LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2008	2007
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$34,192,556	$38,529,383
Accounts receivable, net	16,419,721	9,828,529
Inventory	1,882,775	1,381,225
Prepaid expenses and other current assets	2,391,155	1,411,231
Current portion of loans receivable	817,568	947,854

Total current assets	55,703,775	52,098,222

Property, plant and equipment, net	58,995,549	59,981,514
Construction in progress	6,132,728	4,989,779
Costs and estimated earnings in excess of billings — construction project	4,127,930	—
Inventory non-current	2,574,385	2,268,766
Loans receivable	1,738,345	2,329,262
Investment in and loan to affiliate	15,291,226	17,501,848
Intangible assets, net	2,302,433	2,881,900
Goodwill	3,587,754	3,587,754
Other assets	3,582,557	3,691,839

Total assets	$154,036,682	$149,330,884

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and other current liabilities	$7,346,692	$4,996,728
Dividends payable	1,005,880	60,719
Current portion of long term debt	1,438,694	1,142,255

Total current liabilities	9,791,266	6,199,702
Long term debt	21,213,101	22,358,338
Other liabilities	447,801	476,136
Minority interest in subsidiary	1,325,769	1,392,254

Total liabilities	32,777,937	30,426,430

Stockholders’ equity
Controlling interests:
Redeemable preferred stock, $0.60 par value. Authorized 200,000 shares; issued and outstanding 17,405 and 21,082 shares, respectively	10,444	12,650

Class A common stock, $0.60 par value. Authorized 24,655,000 shares; issued and outstanding 14,524,134 and 14,507,486 shares, respectively	8,714,481	8,704,492
Class B common stock, $0.60 par value. Authorized 145,000 shares; none issued	—	—
Additional paid-in capital	80,363,091	79,771,093
Retained earnings	31,584,762	29,853,720

	120,672,778	118,341,955

Non-controlling interests	585,967	562,499

Total stockholders’ equity	121,258,745	118,904,454

Total liabilities and stockholders’ equity	$154,036,682	$149,330,884

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONSOLIDATED WATER CO. LTD.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Retail water revenues	$4,727,590	$4,668,974	$14,931,327	$15,052,499
Bulk water revenues	7,125,533	5,416,329	20,229,266	16,016,757
Services revenues	3,368,660	1,834,160	8,834,766	5,549,198

Total revenues	15,221,783	11,919,463	43,995,359	36,618,454

Cost of retail revenues	1,756,313	1,785,123	5,285,310	5,535,055
Cost of bulk revenues	6,091,494	4,590,947	17,201,253	13,032,456
Cost of services revenues	2,748,715	1,223,118	7,440,300	3,943,017

Total cost of revenues	10,596,522	7,599,188	29,926,863	22,510,528

Gross profit	4,625,261	4,320,275	14,068,496	14,107,926

General and administrative expenses	2,128,654	2,467,534	6,754,902	7,218,788

Income from operations	2,496,607	1,852,741	7,313,594	6,889,138

Other income (expense):
Interest income	326,880	481,652	1,097,120	1,409,861
Interest expense	(436,077)	(456,605)	(1,325,184)	(1,404,600)
Profit sharing in income from affiliate	—	325,171	—	653,806
Other income	32,767	26,774	77,534	117,655
Equity in earnings (loss) of affiliate	(639,546)	474,407	(1,772,570)	1,361,077

Other income (expense), net	(715,976)	851,399	(1,923,100)	2,137,799

Income before non-controlling and minority interests	1,780,631	2,704,140	5,390,494	9,026,937
Income (loss) attributable to non-controlling and minority interests	614	194,976	(43,019)	308,755

Net income	$1,780,017	$2,509,164	$5,433,513	$8,718,182

Basic earnings per common share	$0.12	$0.17	$0.37	0.61

Diluted earnings per common share	$0.12	$0.17	$0.37	0.60

Dividends declared per common share	$0.065	$0.065	$0.195	0.195

Weighted average number of common shares used in the determination of:

Basic earnings per share	14,523,016	14,495,546	14,516,869	14,370,522

Diluted earnings per share	14,543,485	14,530,119	14,538,785	14,478,249

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONSOLIDATED WATER CO. LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2008	2007
Net cash flows provided by operating activities	$3,424,074	$8,299,257

Cash flows provided by (used in) investing activities
Purchases of property, plant and equipment and construction in progress	(5,144,540)	(5,513,530)
Distribution of income from affiliate	—	189,375
Collections on loans receivable	1,096,202	781,861

Net cash used in investing activities	(4,048,337)	(4,542,294)

Cash flows provided by (used in) financing activities
Dividends paid	(2,757,307)	(2,774,330)
Proceeds from issuance of preferred stock		10,519
Proceeds from exercises of stock options	—	3,535,042
Principal repayments of long term debt	(955,256)	(992,968)

Net cash used in financing activities	(3,712,563)	(221,737)

Net (decrease) increase in cash and cash equivalents	(4,336,827)	3,535,226
Cash and cash equivalents at beginning of period	38,529,383	37,310,699

Cash and cash equivalents at end of period	$34,192,556	$40,845,925

Interest paid in cash	$1,185,303	$1,439,245

Non-cash investing and financing activities
Note received for plant facility sold	$—	$1,738,000

Conversion of 5,451 (2007: 5,698) redeemable preferred shares into 5,451 (2007: 5,698) common shares	$3,271	$3,419

Issuance of 11,197 (2007: 5,714) common shares to executive management for services rendered	$279,795	$144,927

Issuance of 1,774 (2007: 2,600) preferred shares for services rendered	$30,158	$47,856

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
The accompanying condensed consolidated balance sheet as of September 30, 2008 and the condensed consolidated statements of income and cash flows for the three and nine months ended September 30, 2008 and 2007 are unaudited. These condensed consolidated financial statements reflect all adjustments (which are of a normal recurring nature) that, in the opinion of management, are necessary to present fairly the Company’s financial position, results of operations and cash flows as of and for the periods presented. The results of operations for these interim periods are not necessarily indicative of the operating results for future periods, including the fiscal year ending December 31, 2008.
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
2. Stock-based compensation
The Company issues stock under incentive plans that form part of employees’ and non-executive directors’ remuneration. The Company also grants options to purchase common shares as part of remuneration for certain long-serving employees.
Stock-based compensation totaled $87,258 and $9,982 for the three months ended September 30, 2008 and 2007, respectively, and $276,105 and $87,325 for the nine months ended September 30, 2008 and 2007 respectively, and is included in general and administrative expenses in the condensed consolidated statements of income.
In November 2007 and February 2008, the Company granted options to purchase 84,150 and 17,505 ordinary shares, respectively, to certain employees subject to the Company’s shareholders’ approval of the 2008 Equity Incentive Plan, which was obtained at the Annual General Meeting held on May 14, 2008. The November 2007 options began vesting on January 1, 2008 and vest in three equal tranches on January 1, 2009, 2010 and 2011 and the February 2008 options began vesting on February 10, 2008 and vest in three equal tranches on February 10, 2009, 2010 and 2011. All of these 101,655 options expire three years from the applicable vesting date.
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

The significant weighted average assumptions for the 101,655 ordinary share options for the nine months ended September 30, 2008 were as follows: Risk free interest rate of 2.89%; Expected option life of 3.50 years; Expected volatility of 57.3%; Expected dividend yield of 1.51%.
The Company issued 1,774 preference share options during the nine months ended September 30, 2008. The significant assumptions for these preference share options were as follows: Risk free interest rate of 1.86%; Expected option life of 0.08 years; Expected volatility of 53.7%; Expected dividend yield of 1.53%. All of these preference share options expired unexercised during the three months ended September 30, 2008.
The Company issued 1,155 ordinary share options during the nine months ended September 30, 2008. The significant assumptions for these ordinary share options were as follows: Risk free interest rate of 3.46%; Expected option life of 4.08 years; Expected volatility of 49.5%; Expected dividend yield of 1.46%.
A summary of stock option activity under the Company’s SFAS No. 123(R) share-based compensation plans for the nine months ended September 30, 2008 is presented in the following table:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual Life	Intrinsic
	Options	Exercise Price	(Years)	Value (1)
Outstanding as of beginning of period	21,465	$19.50

Granted	104,584	29.04

Exercised	—	—

Forfeited and expired	(1,774)	23.62

Outstanding as of September 30, 2008	124,275	$27.42	3.72	$39,855

Exercisable as of September 30, 2008	6,160	$10.55	0.05	$39,855

(1)	The intrinsic value of a stock option represents the amount by which the fair value of the underlying stock, measured by reference to the closing price of the ordinary shares of $17.02 in the NASDAQ Global Select Market on September 30, 2008, exceeds the exercise price of the option.
As of September 30, 2008, 118,115 non-vested options were outstanding with a weighted average exercise price of $28.30 and an average remaining contractual life of 3.91 years. The total remaining unrecognized compensation costs related to unvested stock-based arrangements was $308,322 as of September 30, 2008 and is expected to be recognized over a weighted average period of 3.91 years.
As of September 30, 2008, unrecognized compensation costs relating to convertible preference shares outstanding were $90,648, and is expected to be recognized over a weighted average period of 1.01 years.

3. Segment information
Under SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information”, the Company considers its (i) operations to supply water to retail customers, (ii) operations to supply water to bulk customers, and (iii) providing of engineering, management and construction services, as separate business segments.

	Three Months Ended September 30, 2008
	Retail	Bulk	Services	Total
Revenues	$4,727,590	$7,125,533	$3,368,660	$15,221,783

Cost of revenues	1,756,313	6,091,494	2,748,715	10,596,522

Gross profit	2,971,277	1,034,039	619,945	4,625,261

General and administrative expenses	1,704,207	353,355	71,092	2,128,654

Income from operations	1,267,070	680,684	548,853	2,496,607

Other income (expense), net				(715,976)

Income before non-controlling and minority interests				1,780,631
Income (loss) attributable to non-controlling and minority interests				614

Net income				$1,780,017

	Nine Months Ended September 30, 2008
	Retail	Bulk	Services	Total
Revenues	$14,931,327	$20,229,266	$8,834,766	$43,995,359

Cost of revenues	5,285,310	17,201,253	7,440,300	29,926,863

Gross profit	9,646,017	3,028,013	1,394,466	14,068,496

General and administrative expenses	5,482,742	1,054,660	217,500	6,754,902

Income from operations	4,163,275	1,973,353	1,176,966	7,313,594

Other income (expense), net				(1,923,100)

Income before non-controlling and minority interests				5,390,494

Income (loss) attributable to non-controlling and minority interests				(43,019)

Net income				$5,433,513

As of September 30, 2008:

Property plant and equipment, net	$22,830,904	$34,296,185	$1,868,460	$58,995,549

Construction in progress	4,120,195	2,012,533	—	6,132,728

Total assets	85,233,947	62,789,077	6,013,658	154,036,682

	Three Months Ended September 30, 2007
	Retail	Bulk	Services	Total
Revenues	$4,668,974	$5,416,329	$1,834,160	$11,919,463

Cost of revenues	1,785,123	4,590,947	1,223,118	7,599,188

Gross profit	2,883,851	825,382	611,042	4,320,275

General and administrative expenses	2,049,009	336,501	82,024	2,467,534

Income from operations	834,842	488,881	529,018	1,852,741

Other income (expense), net				851,399

Income before non-controlling and minority interests				2,704,140
Income (loss) attributable to non-controlling and minority interests				194,976

Net income				$2,509,164

	Nine Months Ended September 30, 2007
	Retail	Bulk	Services	Total
Revenues	$15,052,499	$16,016,757	$5,549,198	$36,618,454

Cost of revenues	5,535,055	13,032,456	3,943,017	22,510,528

Gross profit	9,517,444	2,984,301	1,606,181	14,107,926

General and administrative expenses	6,145,586	919,991	153,211	7,218,788

Income from operations	3,371,858	2,064,310	1,452,970	6,889,138

Other income (expense), net				2,137,799

Income before non-controlling and minority interests				9,026,937
Income (loss) attributable to non-controlling and minority interests				308,755

Net income				$8,718,182

As of September 30, 2007:

Property plant and equipment, net	$21,858,627	$35,515,586	$2,333,499	$59,707,712

Construction in progress	3,637,027	787,335	—	4,424,362

Total assets	86,831,873	53,394,081	5,708,944	145,934,898
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

The following summarizes information related to the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2008 and 2007.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net income	$1,780,017	$2,509,164	$5,433,513	$8,718,182
Less:
Dividends declared and earnings attributable to preferred shares	(1,175)	(3,479)	(4,613)	(5,178)

Net income available to holders of common shares in the determination of basic and diluted earnings per share	$1,778,842	$2,505,685	$5,428,900	$8,713,004

Weighted average number of common shares used in the determination of basic earnings per common share	14,523,016	14,495,546	14,516,869	14,370,522
Plus:
Weighted average number of preferred shares outstanding during the period	18,320	21,418	19,714	23,083
Potential dilutive effect of unexercised options	2,149	13,155	2,202	84,644

Weighted average number of common shares used in the determination of diluted earnings per common share	14,543,485	14,530,119	14,538,785	14,478,249

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
In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS No. 141(R)”). This Standard retains the fundamental acquisition method of accounting established in Statement 141; however, among other things, SFAS No. 141(R) requires recognition of assets and liabilities of noncontrolling interests acquired, fair value measurement of consideration and contingent consideration, expense recognition for transaction costs and certain integration costs, recognition of the fair value of contingencies, and adjustments to income tax expense for changes in an acquirer’s existing valuation allowances or uncertain tax positions that result from the business combination. The Standard is effective for annual reporting periods beginning after December 15, 2008 and shall be applied prospectively. We have not yet completed our assessment of what impact SFAS No. 141(R), will have on our financial condition, results of operations or cash flows.
In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS No. 160”). This Standard changes the way consolidated net income is presented, requiring consolidated net income to report amounts attributable to both the parent and the noncontrolling interest but earnings per share will be based on amounts attributable to the parent. It also establishes protocol for recognizing certain ownership changes as equity transactions or gain or loss and requires presentation of noncontrolling ownership interest as a component of consolidated equity. The Standard is effective for annual reporting periods beginning after December 15, 2008 and shall be applied prospectively. We have not yet completed our assessment of what impact SFAS No. 160 will have on our financial condition, results of operations or cash flows.
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
 In June 2008, the FASB issued FASB Staff Position (“FSP”) EITF No. 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF No. 03-6-1”).  FSP EITF No. 03-6-1 clarified that all outstanding non-vested share-based payment awards that contain rights to non-forfeitable dividends are considered “participating securities,” as defined by FSP EITF No. 03-6-1, which require the two-class method of computing basic and diluted earnings per share to be applied.  FSP EITF No. 03-6-1 is effective for fiscal years beginning after December 15, 2008.  The Company does not expect FSP EITF No. 03-6-1 to have a material impact on our calculation of basic and diluted earnings per share.
In October 2008, the FASB issued FSP FAS No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (“FSP FAS No. 157-3”).  FSP FAS No. 157-3 clarified the application of SFAS No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active.  FSP FAS 157-3 was effective upon issuance.  FSP FAS 157-3 does not have an impact on our financial position or results of operations since we do not have any assets or liabilities that are measured at fair value as of September 30, 2008.
6. Investment in and loan to affiliate
The Company’s investment in and loan to its affiliate OC-BVI is comprised of the following:

	September 30,	December 31,
	2008	2007
Equity investment	$12,791,226	$14,626,848
Loan receivable — plant construction	2,500,000	2,875,000

	$15,291,226	$17,501,848

Summarized Statement of Income information of OC-BVI is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Water revenues — accrual method	$2,577,168	$2,388,662	$7,825,277	$7,018,470
Adjustment for cash method (see discussion below)	(2,541,875)	—	(7,720,662)	—

Adjusted water revenues	35,293	2,388,662	104,615	7,018,470

Gross profit (loss)	(1,072,123)	1,641,872	(3,028,817)	4,942,150

Income (loss) from operations	(1,314,412)	1,365,015	(3,829,172)	4,098,902

Net income (loss)	$(1,354,888)	$1,088,120	$(3,957,780)	$3,179,970

OC-BVI’s sole customer is the Ministry of Communications and Works of the Government of the British Virgin Islands (the “Ministry”) to which it sells bulk water under the terms of the Water Supply Agreement between the parties dated May 1990 (the “1990 Agreement”). Through September 30, 2008, all of the water sold to the Ministry was produced by OC-BVI’s desalination plant located at Baughers Bay, Tortola (the “Baughers Bay plant”), which has a capacity of 1.7 million U.S. gallons per day.
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
OC-BVI submitted a proposal to the Ministry in late 2006 to continue to supply water from the Baughers Bay plant. The Ministry held discussions with OC-BVI regarding a new contract but did not formally respond to OC-BVI’s proposal. Early in 2007 the Ministry unilaterally took the position that until such time as a new agreement is reached on the ownership of the plant and the price for the water produced by the plant, the Ministry would only pay that amount of OC-BVI’s billings that the Ministry purports constituted OC-BVI’s costs of producing the water. Payments made by the Ministry to OC-BVI since the Ministry’s assumption of this reduced price have been sporadic and as of December 31, 2007 OC-BVI had received payment for less than 22% of the amounts it billed the Ministry for the year then ended. On November 15, 2007, OC-BVI issued a demand letter to the BVI Government for approximately $6.2 million representing amounts that OC-BVI claimed were due by the BVI Government for water sold and delivered plus interest and legal fees. In response to OC-BVI’s demand for payment, the BVI Government issued a letter dated November 19, 2007 that reasserted its claim that ownership of the Baughers Bay plant has passed to the BVI Government and rejected OC-BVI’s claim for payment. OC-BVI advised the BVI Government in correspondence dated November 21, 2007 that it was demanding that the dispute between OC-BVI and the BVI Government be submitted to arbitration pursuant to the terms of the 1990 Agreement. On the following day, OC-BVI’s management was informed that the BVI Government had filed a lawsuit with the Eastern Caribbean Supreme Court seeking ownership of the Baughers Bay plant. On February 11, 2008, OC-BVI filed its defense against the BVI Government’s claim of ownership of the Baughers Bay plant. OC-BVI has also filed an appeal with the Eastern Caribbean Supreme Court to require arbitration of this dispute prior to proceeding with litigation and is awaiting the court’s decision on this appeal.
During the nine months ended September 30, 2008, OC-BVI billed the BVI Government approximately $8.1 million for water supplied and approximately $1.4 million for interest charged on amounts owed. The BVI Government remitted approximately $5.5 million in payments to OC-BVI during the nine months ended September 30, 2008 which were applied to the outstanding accounts receivable balance as of December 31, 2007. As of September 30, 2008, OC-BVI had $12.1 million in gross accounts receivable balances due from the BVI Government. On July 4, 2008, OC-BVI filed a claim with the Eastern Caribbean Supreme Court seeking recovery of $7,806,629, representing amounts owed to OC-BVI for water sold and delivered to the BVI Government through May 31, 2008, $842,188 for interest accrued on amounts owed as of May 31, 2008, and future interest and costs. The $7,806,629 sum represents amounts billed at the contract prices in effect before the BVI Government asserted its purported right of ownership of the plant. On July 28, 2008, the BVI Government filed its defense to this claim. On October 24, 2008, OC-BVI filed a reply to the BVI Government’s defense refuting all of the purported facts contained in the defense.
Due to the on-going dispute over the Baughers Bay plant, the continued non-payment by the BVI Government of its accounts receivable balances since January 2008 and the approaching possible legal action by OC-BVI, effective January 1, 2008, the Company changed its policy for the recording of its equity in the financial results of OC-BVI to, in effect, reflect its equity in OC-BVI’s results as if revenues were recognized by this affiliate under the cash, rather than accrual, method. As a result of this change, the Company recorded a loss from its equity in OC-BVI’s results of operations of $639,546 and $1,772,570, for the three and nine months ended September 30, 2008, respectively.

During 2007, OC-BVI completed, for a total cost of approximately $8.0 million, the construction of a 700,000 U.S. gallons per day desalination plant located at Bar Bay, Tortola (the “Bar Bay plant”). The Company provided OC-BVI with a $3 million loan to fund part of this plant’s construction costs, of which $2,500,000 remained outstanding as of September 30, 2008. Principal on this loan is payable in quarterly installments of $125,000 with a final balloon payment of $2 million due on August 31, 2009 and interest on the loan is due quarterly at the rate of LIBOR plus 3.5%. OC-BVI constructed this plant in response to what it believes is an extreme shortage of, and a pressing demand for, potable water on the eastern end of Tortola and anticipated entering into a bulk water supply agreement with the Ministry. On July 18, 2008, OC-BVI was informed by the BVI Government that a Cabinet Committee had been formed to negotiate the possibility of OC-BVI supplying potable water to the East End/Long Look area of Tortola. Negotiations have commenced, however there can be no assurances that such negotiations will result in an agreement to supply water from the Bar Bay plant or a settlement of the dispute with the BVI Government over the Baughers Bay plant.
The Company accounts for its investment in OC-BVI in accordance with Accounting Principles Board Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.” This accounting pronouncement requires recognition of a loss on an equity investment that is other than temporary, and indicates that a current fair value of an equity investment that is less than its carrying amount may indicate a loss in the value of the investment. To test for possible impairment of its investment in OC-BVI, the Company estimated its fair value as of December 31, 2007. In making this estimate, Company management calculated the expected cash flow from its investment in OC-BVI using the guidance set forth under the FASB Statement of Financial Accounting Concepts No. 7, “Using Cash Flow Information and Present Value in Accounting Measurements.” In accordance with this FASB statement the Company (i) identified various possible outcomes of the Baughers Bay dispute and negotiations for a contract on the new Bar Bay plant; (ii) estimated the cash flows associated with each possible outcome, and (iii) assigned a probability to each outcome based upon discussions held to date by OC-BVI’s management with the BVI Government and OC-BVI’s legal counsel. The resulting probability-weighted sum represents the expected cash flows, and the Company’s best estimate of future cash flows, to be derived from its investment in OC-BVI. The Company determined that the fair value of its investment in OC-BVI, as based upon these expected cash flows, exceeded its carrying value for its investment in OC-BVI as of December 31, 2007 and therefore no loss should be recognized on this investment. Based upon the estimate the Company performed as of December 31, 2007 and the developments since that date, the Company has concluded that no impairment loss should be recognized on its investment in OC-BVI as of September 30, 2008. However, future developments could require the Company to record such an impairment loss at some later date.
The identification of the possible outcomes for the Baughers Bay dispute and Bar Bay negotiations, the projections of cash flows for each outcome, and the assignment of relative probabilities to each outcome all represent significant estimates made by the Company’s management. The ultimate resolution of the Baughers Bay and Bar Bay issues may differ significantly from management’s estimates and may result in actual cash flows from OC-BVI that vary materially from the expected cash flows used by Company management in determining OC-BVI’s fair value as described above. If OC-BVI and the BVI Government are unable to agree on a new contract for Baughers Bay and this matter proceeds to resolution through the Courts, the Ministry’s right of ownership under the 1990 Agreement could be found to be enforceable, in which case OC-BVI could lose its water supply arrangement with the Ministry or may be forced to accept a water supply arrangement with the Ministry on less favorable terms, and if the BVI Government exercises its purported right, OC-BVI could lose ownership of the Baughers Bay plant. Even if OC-BVI is able to refute the Ministry’s purported right of ownership, OC-BVI may elect to accept a new contract on less favorable terms. OC-BVI may be unsuccessful in negotiating a contract for the Bar Bay plant on terms it finds acceptable. Any of these or other possible outcomes could result in actual cash flows from the Company’s investment in OC-BVI that are significantly lower than management’s estimate as of September 30, 2008. In such case, the Company could be required to record an impairment charge to reduce the carrying value of its investment in OC-BVI. Such impairment charge would reduce the Company’s earnings and could have a material adverse impact on its results of operations and financial condition.
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
Critical Accounting Estimates
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
The identification of the possible outcomes for the Baughers Bay dispute and Bar Bay negotiations, the projections of cash flows for each outcome, and the assignment of relative probabilities to each outcome all represent significant estimates made by us. While we have used our best judgment to identify the possible outcomes and expected cash flows for these outcomes and assign relative probabilities to each outcome, these estimates are by their nature highly subjective and are also subject to material change by our management over time based upon additional information from OC-BVI’s management and legal counsel, a change in the status of negotiations and/or OC-BVI’s litigation with the BVI Government. The ultimate resolution of the Baughers Bay and Bar Bay issues may differ significantly from our estimates and may result in actual cash flows from OC-BVI that vary materially from the expected cash flows we use in determining OC-BVI’s fair value. If OC-BVI and the BVI Government are unable to agree on a new contract for Baughers Bay and this matter proceeds to resolution through the Courts, the BVI Government’s right of ownership under the 1990 Agreement could be found to be enforceable, in which case OC-BVI could lose its water supply arrangement with the BVI Government or may be forced to accept a water supply arrangement with the BVI Government on less favorable terms, and if the BVI Government exercises its purported right, OC-BVI could lose ownership of the Baughers Bay plant. Even if OC-BVI is able to refute the BVI Government’s purported right of ownership, OC-BVI may elect to accept a new contract on less favorable terms. OC-BVI may be unsuccessful in negotiating a contract for the Bar Bay plant on terms it finds acceptable. Any of these or other possible outcomes could result in actual cash flows from our investment in OC-BVI that are significantly lower than our estimate. In such case, we could be required to record an impairment charge to reduce the carrying value of our investment in OC-BVI. Such impairment charge would reduce our earnings and could have a material adverse impact on our results of operations and financial condition.
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
Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007
Consolidated Results
Net income for the three months ended September 30, 2008 was $1,780,017 ($0.12 per share on a fully-diluted basis) as compared to $2,509,164 ($0.17 per share on a fully-diluted basis) for the three months ended September 30, 2007. Our results for the three months ended September 30, 2008 were primarily adversely affected by the loss we recorded from our equity investment in OC-BVI, as discussed below.
Total revenues for the three months ended September 30, 2008 were $15,221,783, a significant increase from the $11,919,463 in revenues for the three months ended September 30, 2007, primarily due to incremental revenues generated by our bulk and services segments. Gross profit for the three months ended September 30, 2008 was $4,625,261, or 30% of total revenues, as compared to $4,320,275, or 36%, for the three months ended September 30, 2007. For further discussion of revenues and gross profit for the three months ended September 30, 2008, see the “Results by Segment” analysis that follows.
General and administrative (“G&A”) expenses were $2,128,654 and $2,467,534 on a consolidated basis for the third quarter of 2008 and 2007, respectively. This decrease is attributable to lower accrued bonuses which helped to reduce overall payroll and related expenses by approximately $144,000, and reductions in professional fees of approximately $145,000.
Interest income for the three months ended September 30, 2008 decreased by approximately $155,000 from the comparable 2007 period. This decrease reflects a reduction in the rate of interest earned on the average balances invested in interest bearing deposit accounts from 2007 to 2008.

Due to OC-BVI’s inability to resolve its on-going contractual dispute with the BVI Government relating to its Baughers Bay plant, we changed our policy for recognizing the results of this affiliate effective January 1, 2008. Consequently, we reported a loss from our investment in OC-BVI for the three months ended September 30, 2008 of approximately $640,000. For the three months ended September 30, 2007 our equity in the earnings of OC-BVI was approximately $474,000 and we earned approximately $325,000 on our profit sharing agreement for OC-BVI. See further discussion of the OC-BVI situation at “Liquidity and Capital Resources — Material Commitments, Contingencies and Expenditures — OC-BVI Contract Dispute.”
Results by Segment
Retail Segment:
The retail segment contributed $1,267,070 to our income from operations for the three months ended September 30, 2008, as compared to $834,842 for the three months ended September 30, 2007.
Revenues generated by our retail water operations were $4,727,590 and $4,668,974 for the three months ended September 30, 2008 and 2007, respectively. Revenues were relatively consistent due to the volume of water sold which increased 3% from 2007 to 2008.
Retail segment gross profit was $2,971,277 (63% of revenues) and $2,883,851 (62% of revenues) for the three months ended September 30, 2008 and 2007, respectively.
Consistent with prior periods, we record all non-direct G&A expenses in our retail business segment and do not allocate any of these non-direct costs to our other two business segments. Retail G&A expenses for the three months ended September 30, 2008 were $1,704,207, down $344,802 from the $2,049,009 in G&A expenses for the three months ended September 30, 2007. The 17% decrease in G&A expenses for the three months ended September 30, 2008 is attributable to decreases in employee costs of approximately $137,000 due to lower accrued bonuses and a reduction in professional fees of approximately $118,000.
Bulk Segment:
The bulk segment contributed $680,684 and $488,881 to our income from operations for the three months ended September 30, 2008 and 2007, respectively.
Bulk segment revenues were $7,125,533 and $5,416,329 for the three months ended September 30, 2008 and 2007, respectively. Revenues from the bulk segment grew from 2007 to 2008 due to increased revenues for our operations in the Bahamas and Grand Cayman of approximately $1,145,185 and $522,278, respectively. The additional revenues in 2008 for our Bahamas operations result from water produced and invoiced by our Blue Hills plant and from an increase in diesel and electricity pass-through charges. In 2007 we provided a comparable amount of water from our Blue Hills plant but did not invoice for the equivalent of 1.2 million U.S. gallons per day due to our commitment under our Non Revenue Water (“NRW”) agreement with the Water and Sewerage Corporation of the Bahamas (“WSC”). The additional revenues in 2008 for our Grand Cayman operations result primarily from an increase in diesel and electricity pass-through charges.
Gross profit for our bulk segment was $1,034,039 and $825,382 for the three months ended September 30, 2008 and 2007, respectively. Gross profit as a percentage of bulk revenues was 15% for the three months ended September 30, 2008 and 15% for the three months ended September 30, 2007. In 2007, we incurred approximately $223,000 in variable production costs for NRW we supplied from our Blue Hills plant. The NRW project was completed effective July 1, 2007 and we are now able to bill WSC for all water delivered from our Blue Hills plant. Our gross profit in 2008 for our bulk segment was adversely impacted by our Bahamas operations due to additional diesel costs for our Windsor plant. Our contracts with the WSC allow us to invoice increases in diesel costs to the WSC if our plants are operating at or better than the efficiency specified in the contracts. In early 2006, we reconfigured the Windsor plant in order to mitigate membrane fouling. However, this reconfiguration resulted in a decrease in the fuel efficiency of the Windsor plant to a level below that required under our contract with the WSC and as a result, we could not charge a portion of the Windsor plant’s diesel costs to the WSC. The impact of this inefficiency was exacerbated by a 74.1% rise in diesel fuel prices for the three months ended September 30, 2008 as compared to the three months ended September 30, 2007. Consequently, our diesel costs for the Windsor plant for the three months ended September 30, 2008 exceeded the amount that could be billed to the WSC by approximately $156,000. We have constructed and commissioned new feed water wells and replaced the reverse osmosis membranes on two of four of our production trains effective September 2008. These improvements have allowed us to reverse the plant reconfiguration and preliminary results indicate that the Windsor plant’s fuel efficiency has improved. However, our gross profit for our Bahamas operations may continue to be adversely affected by its diesel costs if these improvements do not increase the efficiency of the plant to the minimum required by contract.
Bulk segment G&A expenses for the three months ended September 30, 2008 increased to $353,355 from $336,501 for the same period in 2007, primarily due to approximately $25,000 more in insurance costs.
Included in our consolidated balance sheet as of September 30, 2008 are approximately $8.9 million in accounts receivable due to our Bahamas subsidiary from the WSC. We have met with representatives of the Bahamas government to inquire as to the reasons for the increase in the receivables balance since December 31, 2007. We have been informed by Bahamian government representatives that the delay in paying our accounts receivable is due to operating issues within the WSC, that the delay does not reflect any type of dispute with us with respect to the amounts owed, and that the amounts will ultimately be paid in full. Based upon these communications, we believe that the accounts receivable from the WSC are fully collectible and therefore have not provided any allowance for possible non-payment of these receivables as of September 30, 2008. In October 2008, we received a payment of $2.0 million on these accounts receivable. See further discussion of this matter at “Liquidity and Capital Resources — Material Commitments, Expenditures and Contingencies — CW-Bahamas Liquidity.”
Services Segment:
The services segment contributed $548,853 and $529,018 to our income from operations for the three months ended September 30, 2008 and 2007, respectively.
Revenues from services provided in 2008 were $3,368,660 as compared to $1,834,160 in 2007. Services revenues increased from 2007 to 2008 due to higher relative project construction expenditures in 2008.
The increase in gross profit for the services segment to $619,945 in 2008 from $611,042 in 2007 is primarily due to higher relative project construction expenditures in 2008.
G&A expenses for the services segment were $71,092 and $82,024 for 2008 and 2007, respectively.
Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007
Consolidated Results
Net income for the nine months ended September 30, 2008 was $5,433,513 ($0.37 per share on a fully-diluted basis) as compared to $8,718,182 ($0.60 per share on a fully-diluted basis) for the nine months ended September 30, 2007.
Total revenues for the nine months ended September 30, 2008 increased to $43,995,359 from $36,618,454 for the nine months ended September 30, 2007 due to an increase in bulk water revenues and revenues from plant construction contracts. Gross profit for the nine months ended September 30, 2008 was $14,068,496, or 32% of total revenues, as compared to $14,107,926, or 39%, for the comparable 2007 period. For further discussion of revenues and gross profit for the nine months ended September 30, 2008 see the “Results by Segment” analysis that follows.
General and administrative (“G&A”) expenses were $6,754,902 and $7,218,788 on a consolidated basis for the nine months ended September 30, 2008 and 2007, respectively. A decrease in professional fees of approximately $343,000 was the primary factor in the decline in G&A expenses from 2007 to 2008.
Interest income for the nine months ended September 30, 2008 decreased by approximately $313,000 from the comparable 2007 period. This decrease reflects a reduction in the rate of interest earned on the average balances invested in interest bearing deposit accounts from 2007 to 2008.
Due to OC-BVI’s inability to resolve its on-going contractual dispute with the BVI Government relating to its Baughers Bay plant, we changed our policy for recognizing the results of this affiliate effective January 1, 2008. Consequently, we reported a loss from our investment in OC-BVI for the nine months ended September 30, 2008 of approximately $1,773,000. For the nine months ended September 30, 2007 our equity in the earnings of OC-BVI was approximately $1,361,000 and we earned approximately $654,000 on our profit sharing agreement for OC-BVI. See further discussion of the OC-BVI situation at “Liquidity and Capital Resources — Material Commitments, Contingencies and Expenditures — OC-BVI Contract Dispute.”
Results by Segment
Retail Segment:
The retail segment contributed $4,163,275 and $3,371,858 to our income from operations for the nine months ended September 30, 2008 and 2007, respectively.
Revenues generated by our retail water operations remained relatively consistent at $14,931,327 and $15,052,499 for the nine months ended September 30, 2008 and 2007, respectively, as the volume of water sold did not vary significantly from 2007 to 2008.
During the nine months ended September 30, 2008 the retail segment generated $9,646,017 in gross profit (65% of revenues), as compared to $9,517,444 (63% of revenues) for the same period in 2007.
Consistent with prior periods, we record all non-direct G&A expenses in our retail business segment and do not allocate any of these non-direct costs to our other two business segments. Retail G&A expenses for the nine months ended September 30, 2008 were $5,482,742, down approximately $663,000 from the same period in 2007. The decrease in G&A expenses for 2008 is attributable to a decrease in professional fees of approximately $247,000, a decline in employee costs of approximately $170,000, and smaller decreases in various other G&A expense categories.
Bulk Segment:
The bulk segment contributed $1,973,353 and $2,064,310 to our income from operations for the nine months ended September 30, 2008 and 2007, respectively.
Revenues from our bulk segment for the nine months ended September 30, 2008 and 2007 were $20,229,266 and $16,016,757, respectively. Revenues from the bulk segment grew from 2007 to 2008 due to increased revenues for our operations in the Bahamas and Grand Cayman of approximately $2,865,545 and $1,267,771, respectively. The additional revenues in 2008 for our Bahamas operations result from water produced and invoiced by our Blue Hills plant and from an increase in diesel and electricity pass-through charges. In 2007, we provided a comparable amount of water from our Blue Hills plant but did not invoice for the equivalent of 1.2 million U.S. gallons per day due to our commitment under our NRW agreement with the WSC. The additional revenues in 2008 for our Grand Cayman operations result primarily from an increase in diesel and electricity pass-through charges.
Gross profit for our bulk segment was $3,028,013 and $2,984,301 for the nine months ended September 30, 2008 and 2007, respectively. Gross profit as a percentage of bulk revenues was 15% for the nine months ended September 30, 2008 and 19% for the nine months ended September 30, 2007. In 2007, we incurred approximately $427,000 in variable production costs for NRW we supplied from our Blue Hills plant which were not incurred in 2008. Our gross profit in 2008 for our bulk segment was adversely impacted by our Bahamas operations due to additional diesel costs for our Windsor plant. Our contracts with the WSC allow us to invoice increases in diesel costs to the WSC if our plants are operating at or better than the efficiency specified in the contracts. In early 2006, we reconfigured the Windsor plant in order to mitigate membrane fouling. However, this reconfiguration resulted in a decrease in the fuel efficiency of the Windsor plant to a level below that required under our contract with the WSC and as a result, we could not charge a portion of the Windsor plant’s diesel costs to the WSC. The impact of this inefficiency was exacerbated by a 70.2% rise in diesel fuel prices for the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007. Consequently, our diesel costs for the Windsor plant for the nine months ended September 30, 2008 exceeded the amount that could be billed to the WSC by approximately $638,000. We have constructed and commissioned new feed water wells and replaced the reverse osmosis membranes on two of four of our production trains effective September 2008. These improvements have allowed us to reverse the plant reconfiguration and preliminary results indicate that the Windsor plant’s fuel efficiency has improved. However, the gross profit for our Bahamas operations may continue to be adversely affected by its diesel costs. if these improvements do not increase the efficiency of the plant to the minimum required by contract. Our gross profit in 2008 was also adversely impacted by our Belize operations due to a fixed asset write-off of approximately $82,000.
Included in our consolidated balance sheet as of September 30, 2008 are approximately $8.9 million in accounts receivable due to our Bahamas subsidiary from the WSC. We have met with representatives of the Bahamas government to inquire as to the reasons for the increase in the receivables balance since December 31, 2007. We have been informed by Bahamian government representatives that the delay in paying our accounts receivables is due to operating issues within the WSC, that the delay does not reflect any type of dispute with us with respect to the amounts owed, and that the amounts will ultimately be paid in full. Based upon these communications, we believe that the accounts receivable from the WSC are fully collectible and therefore have not provided any allowance for possible non-payment of these receivables as of September 30, 2008. In October 2008, we received a payment of $2.0 million on the accounts receivable balance. See further discussion of this matter at “Liquidity and Capital Resources — Material Commitments, Expenditures and Contingencies — CW-Bahamas Liquidity.”
Bulk segment G&A expenses for the nine months ended September 30, 2008 increased to $1,054,660 from $919,991 for the same period in 2007, primarily due to increases in employee costs and insurance costs of approximately $68,000 and $77,000, respectively.
Services Segment:
The services segment contributed $1,176,966 and $1,452,970 to our income from operations for the nine months ended September 30, 2008 and 2007, respectively.
Revenues from services were $8,834,766 for the nine months ended September 30, 2008 as compared to $5,549,198 for the same period in 2007. Services revenues increased from 2007 to 2008 due to higher relative project construction expenditures in 2008.
Gross profit for the nine months ended September 30, 2008 decreased to $1,394,466 from $1,606,181 for the same period in 2007. Gross profit in 2008 was reduced by a write-off of approximately $177,000 relating to a damaged diesel generator that was leased to our Windsor plant in the Bahamas by our services segment. Additionally, the gross profit for our services segment no longer benefits from our former Barbados service contract which expired in June 2007. Our Barbados gross profit amounted to approximately $114,000 for the nine months ended September 30, 2007.
G&A expenses for the services segment from the nine months ended September 30, 2008 and 2007 were $217,500 and $153,211, respectively.
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

Cash Flows for the Nine Months Ended September 30, 2008
Our cash and cash equivalents decreased from $38,529,383 as of December 31, 2007 to $34,192,556 as of September 30, 2008.
Cash Flows from Operating Activities
Operating activities provided net cash for the nine months ended September 30, 2008 of $3,424,074. This cash provided reflects net income generated for the nine months ended of approximately $5.4 million, as adjusted for various items which impact net income but do not impact cash during the period, such as depreciation and amortization, stock compensation, and other items.
Cash Flows from Investing Activities
Our investing activities used $4,048,337 in net cash during the nine months ended September 30, 2008. Of the approximately $5.1 million in capital expenditures for the period, approximately $2.1 million was spent on the expansion of the Governor’s Harbour plant, $919,000 was used to fund an expansion of the well-field for our Windsor plant in the Bahamas and approximately $305,000 was spent on the expansion of the West Bay plant. We collected $1,096,202 on our loans receivable.
Cash Flows from Financing Activities
We used $3,712,563 in net cash from our financing activities during the nine months ended September 30, 2008. We made $955,256 in scheduled payments on our bonds payable and paid dividends of $2,757,307 during the nine months ended September 30, 2008.
Financial Position
Our total assets increased from approximately $149.3 million as of December 31, 2007 to $154.0 million as of September 30, 2008.
Current accounts receivable increased approximately $6.6 million from December 31, 2007 to September 30, 2008 due to (i) the WSC’s delay in paying amounts invoiced by CW-Bahamas which has increased CW-Bahamas’ accounts receivable balances by approximately $3.8 million since year end (ii) revenues recognized in excess of amounts collected on our Bermuda construction project, which have increased by approximately $1.4 million since year end.
The balance of costs and estimated earnings in excess of billings – construction project of approximately $4.1 million as of September 30, 2008 represents revenues earned to date on the construction of the Frank Sound plant for the Water Authority – Cayman. This receivable balance is non-current as it will be paid by the Water Authority — Cayman through the issuance of a long term note to us upon the commissioning of the plant.
Accounts payable increased approximately $2.3 million from December 31, 2007 to September 30, 2008 due to approximately an $1.5 million increase in accounts payable for CW-Bahamas reflecting declining liquidity for this subsidiary and an increase in accounts payable relating to construction projects in process.
Prepaid expenses and other current assets increased by approximately $980,000 due to an increase in prepayments relating to construction projects in process and prepaid insurance, offset by the amortization of prepaid expenses.
Borrowings Outstanding
As of September 30, 2008 we had borrowings outstanding aggregating $22,651,795 that consisted of bonds payable.
5.95% Secured Bonds
In August 2006, we issued $15,771,997 principal amount secured fixed rate bonds in a private offering and received net proceeds (excluding issuance costs and after the offering discount) of $14,445,720. These bonds bear interest at a rate of 5.95%, are repayable in quarterly principal and interest installments of $526,010 and mature in 2016. We have the right to redeem the bonds in full at any time after August 4, 2009 at a premium of 1.5% of the outstanding principal and accrued interest on the bonds on the date of redemption. As of September 30, 2008, $13,097,112 in principal amount was outstanding on these secured bonds. Our obligations under the bonds are secured by fixed and floating charges (i) on all of our assets, including an equitable charge of all of the shares of Cayman Water, and (ii) on all of Cayman Water’s assets including its real estate. Cayman Water has also guaranteed our payment obligations under the bonds.

The trust deed for these bonds restricts our ability to enter into new borrowing agreements or any new guarantees without prior approval of the trustee and limits our capital expenditures, with the exception of capital expenditures to be incurred on certain defined projects, to $2,000,000 annually without prior approval by the trustee. The trust deed also contains financial covenants that require us to maintain a debt service coverage ratio of not less than 1.25 to 1, a ratio of long term debt to EBITDA (i.e. earnings before interest, taxes, depreciation and amortization for the 12 months preceding the ratio calculation date) not greater than 2.5 to 1 and a ratio of long term debt to equity equal to or less than 1.5 to 1. As of September 30, 2008, we were in compliance with the covenants under the trust.
CW-Bahamas Series A Bonds
In July 2005, CW-Bahamas sold BAH$10,000,000 Series A bonds to Bahamian citizens and permanent resident investors in The Bahamas to finance a portion of the construction cost of its Blue Hills plant. These bonds mature on June 30, 2015 and accrue interest at the annual fixed rate of 7.5%. Interest is payable quarterly. CW-Bahamas has the option to redeem the bonds in whole or in part without penalty commencing after June 30, 2008. We have guaranteed CW-Bahamas repayment obligations upon an “event of default” as defined in the guarantee agreement. If we pay any amounts pursuant to the guarantee, we will be subrogated to all rights of the bondholders in respect of any such payments. The guarantee is a general unsecured obligation junior to our other secured obligations. As of September 30, 2008, BAH$10,000,000 of the Series A bonds was outstanding.
CW-Bahamas Credit Facility
CW-Bahamas has a credit facility with Royal Bank of Canada that consists of a BAH$500,000 revolving working capital loan. The obligations under the credit facility are secured by the assets of CW-Bahamas. Borrowings under the working capital loan accrue interest at the Nassau Prime rate plus 1.50% per annum. As of September 30, 2008, no amounts were outstanding under this facility.
The credit facility contains certain covenants applicable to CW-Bahamas, including restrictions on additional debt, guarantees and sale of assets. The credit facility limits the payment of dividends by CW-Bahamas to available cash flow (as defined in the governing loan agreement). All obligations under the credit facility are repayable on demand.
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
The Ministry is OC-BVI’s sole customer and substantially all of its revenues are generated from the Baughers Bay plant. For the years ended December 31, 2007 and 2006, we recognized approximately $1.6 million, and $1.4 million, respectively, in income from our equity investment in the earnings of OC-BVI. For those same years, we recognized approximately $669,000 and $1,500,000, respectively, in revenues from our management services agreement with OC-BVI. We also recognized approximately $652,000 and $508,000 in other income for the years ended December 31, 2007 and 2006, respectively, from our profit-sharing agreement with OC-BVI. In addition to our loan to, and equity investment in, OC-BVI of approximately $15.3 million, the recorded value of our management services agreement with OC-BVI, which is reflected as an intangible asset on our consolidated balance sheet, was approximately $856,000 as of September 30, 2008.

OC-BVI submitted a proposal to the Ministry in late 2006 to continue to supply water from the Baughers Bay plant. The Ministry held discussions with OC-BVI regarding a new contract but did not formally respond to OC-BVI’s proposal. Early in 2007 the Ministry unilaterally took the position that until such time as a new agreement is reached on the ownership of the plant and the price for the water produced by the plant, the Ministry would only pay that amount of OC-BVI’s billings that the Ministry purports constitutes OC-BVI’s costs of producing the water. OC-BVI responded to the Ministry that the amount the Ministry proposed to pay was significantly less than OC-BVI’s production costs. Payments made by the Ministry to OC-BVI since the Ministry’s assumption of this reduced price have been sporadic and as of December 31, 2007, OC-BVI had received payment for less than 22% of the amounts it billed the Ministry for the year then ended. On November 15, 2007, OC-BVI issued a demand letter to the BVI Government for approximately $6.2 million representing amounts that OC-BVI claimed were due by the BVI Government for water sold and delivered plus interest and legal fees. In response to OC-BVI’s demand for payment, the BVI Government issued a letter dated November 19, 2007 that reasserted its claim that ownership of the Baughers Bay plant has passed to the BVI Government and rejected OC-BVI’s claim for payment. OC-BVI advised the BVI Government in correspondence dated November 21, 2007 that it was demanding that the dispute between OC-BVI and the BVI Government be submitted to arbitration pursuant to the terms of the 1990 Agreement. On the following day, OC-BVI’s management was informed that the BVI Government had filed a lawsuit with the Eastern Caribbean Supreme Court seeking ownership of the Baughers Bay plant. On February 11, 2008, OC-BVI filed its defense against the BVI Government’s claim of ownership of the Baughers Bay plant. OC-BVI has also filed an appeal with the Eastern Caribbean Supreme Court to require arbitration of this dispute prior to proceeding with litigation and is awaiting the court’s decision on this appeal.
During the nine months ended September 30, 2008, OC-BVI billed the BVI Government approximately $8.1 million for water supplied and approximately $1.4 million for interest charged on amounts owed. The BVI Government remitted approximately $5.5 million in payments to OC-BVI during the nine months ended September 30, 2008 which were applied to the outstanding accounts receivable balance as of December 31, 2007. As of September 30, 2008, OC-BVI had $12.1 million in gross accounts receivable balances due from the BVI Government. On July 4, 2008, OC-BVI filed a claim with the Eastern Caribbean Supreme Court seeking recovery of $7,806,629, representing amounts owed to OC-BVI for water sold and delivered to the BVI Government through May 31, 2008, $842,188 for interest accrued on amounts owed as of May 31, 2008, and future interest and costs. The $7,806,629 sum represents amounts billed at the contract prices in effect before the BVI Government asserted its purported right of ownership of the plant. On July 28, 2008, the BVI Government filed its defense for denial of this claim. On October 24, 2008, OC-BVI filed a reply to the BVI Government’s defense refuting all of the purported facts contained in the defense.
During 2007, OC-BVI completed, for a total cost of approximately $8 million, the construction of a 700,000 U.S. gallons per day desalination plant located at Bar Bay, Tortola (the “Bar Bay plant”). We provided OC-BVI with a $3 million loan to fund part of this plant’s construction costs, of which $2.5 million remained outstanding as of September 30, 2008. Principal on this loan is payable in quarterly installments of $125,000 with a final balloon payment of $2 million due on August 31, 2009 and interest on the loan is due quarterly at the rate of LIBOR plus 3.5%. OC-BVI constructed this plant in response to what it believes is an extreme shortage of, and a pressing demand for, potable water on the eastern end of Tortola and anticipated entering into a bulk water supply agreement with the Ministry. On July 18, 2008, OC-BVI was informed by the BVI Government that a Cabinet Committee had been formed to negotiate the possibility of OC-BVI supplying potable water to the East End/Long Look area of Tortola. Negotiations have commenced, however there can be no assurances that such negotiations will result in an agreement to supply water from the Bar Bay plant or a settlement of the dispute with the BVI Government over the Baughers Bay plant.
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
OC-BVI’s Board of Directors continues to believe that OC-BVI is contractually entitled to full payment of all amounts billed to date for water supplied to the BVI Government and that OC-BVI will ultimately collect all amounts billed. However, the lack of progress with respect to the resolution of the dispute and the initiation of legal proceedings by OC-BVI to collect the accounts receivable balances indicate that OC-BVI cannot clearly meet all of the revenue recognition criteria set forth in SAB No. 104. Accordingly, effective January 1, 2008, we changed our policy for the recording of our equity in the financial results of OC-BVI to, in effect, reflect our equity in OC-BVI’s results as if revenues were recognized by this affiliate under the cash, rather than accrual, method. We have considered all amounts billed by OC-BVI to the BVI Government during the three months and nine months ended September 30, 2008, which totaled approximately $3.2 million and $9.5 million, respectively, to be deferred revenues. As a result of this adjustment to OC-BVI’s revenues, we have recorded a loss from our equity in OC-BVI’s results of operations of $639,546 and $1,772,570, respectively, for the three and nine months ended September 30, 2008. For the purpose of recording our equity pickup in OC-BVI’s future results, we will apply future payments made by the BVI Government first to the remaining balance of outstanding accounts receivable that arose from billings for periods prior to and including December 2007. Such remaining accounts receivable balances were approximately $2.6 million as of September 30, 2008.
We account for our investment in OC-BVI in accordance with Accounting Principles Board Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.” This accounting pronouncement requires recognition of a loss on an equity investment that is other than temporary, and indicates that a current fair value of an equity investment that is less than its carrying amount may indicate a loss in the value of the investment. To test for possible impairment of our investment in OC-BVI, we estimated its fair value as of December 31, 2007. In making this estimate, we calculated the expected cash flows from our investment in OC-BVI using the guidance set forth under the FASB Statement of Financial Accounting Concepts No. 7, “Using Cash Flow Information and Present Value in Accounting Measurements.” In accordance with this FASB statement we (i) identified various possible outcomes of the Baughers Bay dispute and negotiations for a contract on the new Bar Bay plant; (ii) estimated the cash flows associated with each possible outcome, and (iii) assigned a probability to each outcome based upon discussions held to date by OC-BVI’s management with the BVI Government and OC-BVI’s legal counsel. The resulting probability-weighted sum represents the expected cash flows, and our best estimate of future cash flows, to be derived from our investment in OC-BVI. We determined that the fair value of our investment in OC-BVI, as based upon these expected cash flows, exceeded our carrying value for its investment in OC-BVI as of December 31, 2007 and therefore no loss should be recognized on this investment. Based upon the estimate we performed as of December 31, 2007 and the developments since that date, we have concluded that no loss should be recognized on our investment in OC-BVI as of September 30, 2008. However, as discussed in the following paragraph, future developments could require us to record such an impairment loss during the fourth quarter of 2008.
The identification of the possible outcomes for the Baughers Bay dispute and Bar Bay negotiations, the projections of cash flows for each outcome, and the assignment of relative probabilities to each outcome all represent significant estimates made by us. The ultimate resolution of the Baughers Bay and Bar Bay issues may differ significantly from our estimates and may result in actual cash flows from OC-BVI that vary materially from the expected cash flows we used in determining OC-BVI’s fair value as of September 30, 2008. If OC-BVI and the BVI Government are unable to agree on a new contract for Baughers Bay and this matter proceeds to resolution through the Courts, the Ministry’s right of ownership under the 1990 Agreement could be found to be enforceable, in which case OC-BVI could lose its water supply arrangement with the Ministry or may be forced to accept a water supply arrangement with the Ministry on less favorable terms, and if the BVI Government exercises its purported right, OC-BVI could lose ownership of the Baughers Bay plant. Even if OC-BVI is able to refute the Ministry’s purported right of ownership, OC-BVI may elect to accept a new contract on less favorable terms. OC-BVI may be unsuccessful in negotiating a contract for the Bar Bay plant on terms it finds acceptable. Any of these or other possible outcomes could result in actual cash flows from our investment in OC-BVI that are significantly lower than our estimate as of September 30, 2008. In such case, we could be required to record a material impairment charge to reduce the carrying value of our investment in OC-BVI. If in the next few months OC-BVI’s current discussions with the BVI Government do not result in a sufficiently profitable contract for the Bar Bay plant, we anticipate that we will be required to record a material impairment charge for our investment in OC-BVI for the fourth quarter of 2008. If OC-BVI’s July 4, 2008 claim for payment (which we expect will be heard by the Eastern Caribbean Supreme Court in the next few months) is not resolved in its favor, we will be required to record a loss on our investment in OC-BVI for the write-off of these receivables for the fourth quarter of 2008. Unfavorable developments with respect to either of these matters will require us to reassess the relative probabilities we have assigned to the possible outcomes for the Baughers Bay dispute and in all likelihood require us to record a material impairment charge for our investment in OC-BVI relating to this dispute for the fourth quarter of 2008. Any impairment charges or a write-off by OC-BVI of its accounts receivable would reduce our earnings and would have a material adverse impact on our results of operations and financial condition.
CW-Bahamas Liquidity
As of December 31, 2007, CW-Bahamas was due approximately $5.3 million from the WSC. During the nine month period ended September 30, 2008, amounts invoiced by CW-Bahamas to WSC for water supplied exceeded WSC’s payments to CW-Bahamas and as of September 30, 2008, CW-Bahamas accounts receivable from WSC totaled approximately $8.9 million.

We have met with representatives of the Bahamas government to inquire as to the reasons for the increase in the receivables balance since December 31, 2007. We have been informed by these government representatives that the delay in paying our accounts receivables is due to operating issues within the WSC, that the delay does not reflect any type of dispute with us with respect to the amounts owed, and that the amounts will ultimately be paid in full. Based upon these communications, we believe that the accounts receivable from the WSC are fully collectible and therefore have not provided any allowance for possible non-payment of these receivables as of September 30, 2008. In October 2008, we received a payment of $2.0 million on these accounts receivable.
CW-Bahamas derived substantially all of its revenues from its contract with the WSC and is dependent upon timely collection of its accounts receivable to fund its operations. On July 31, 2008, CW-Bahamas issued WSC a written notice of WSC’s default under the payment terms of its contract with CW-Bahamas. During the three and nine months ended September 30, 2008, CW-Bahamas experienced liquidity issues that required it to extend the payment dates of its accounts payable.
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
CW-Bermuda Financing
In January 2007, our affiliate, CW-Bermuda, signed a contract with the Government of Bermuda to design, build and operate a desalination plant at Tynes Bay on the northern coast of Bermuda. The project includes the desalination plant which will have a production capacity of 600,000 U.S. gallons per day, a standby electrical power plant and 1.27 miles of main water delivery pipelines. The plant design provides for a future increase in production capacity to 1.2 million U.S. gallons per day. CW-Bermuda is constructing the plant and will operate it. CW-Bermuda is expected to complete construction and commission the plant and pipeline by the end of December 2008 and will operate the plant for at least 12 months after commissioning. We have agreed to loan CW-Bermuda up to $7.5 million to complete construction of the project and have entered into a management agreement with CW-Bermuda to oversee construction of the plant and to operate the plant once it is completed. The total revenues to be received under this contract for the desalination plant and management agreement are estimated to be approximately $10.8 million. As of September 30, 2008, approximately $1.1 million was receivable from our Bermuda affiliate and our remaining loan commitment under this facility was approximately $6.4 million.
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
Frank Sound Contract
In July 2007, the Cayman Islands Government awarded Ocean Conversion (Cayman) Limited, a ten-year Design-Build-Sell-Operate contract for a seawater desalination plant on Frank Sound on Grand Cayman Island. The design capacity of the new plant will be 2.38 million U.S. gallons per day with a contract guarantee for the delivery of 2.14 million U.S. gallons per day to the customer, the Water Authority-Cayman. It is anticipated that this project will be completed in early 2009.
Impact of Hurricane Paloma
On November 8, 2008, Hurricane Paloma passed close to the eastern end of Grand Cayman island, causing minor damage to homes and other properties. Our plant and equipment did not sustain any damage from the storm, and we were able to continue delivering water to our retail customers in the Seven Mile Beach and West Bay areas throughout the storm event.
Dividends
On January 31, 2008, we paid a dividend $0.065 to shareholders of record on January 15, 2008.

On April 30, 2008, we paid a dividend of $0.065 to shareholders of record on March 31, 2008.
On July 31, 2008, we paid a dividend of $0.065 to shareholders of record on June 30, 2008.
On October 31, 2008, we paid a dividend of $0.065 to shareholders of record on September 30, 2008.
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
Impact of Inflation
Under the terms of our Cayman Islands license and our water sales agreements in Belize, Bahamas and the British Virgin Islands, our water rates are automatically adjusted for inflation on an annual basis, subject to temporary exceptions. We, therefore, believe that the impact of inflation on our gross profit, measured in consistent dollars, will not be material. However, significant increases in items such as fuel and energy costs could create additional credit risks for us, as our customers’ ability to pay our invoices could be adversely affected by such increases.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in our exposure to market risk from December 31, 2007 to the end of the period covered by this report.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management has evaluated, with the participation of its principal executive officer and principal financial officer, the effectiveness of its disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based upon that evaluation, our principal executive officer and principal financial officer have concluded that, as of the end of the period covered by this report, the company’s disclosure controls and procedures were effective.
Changes in Internal Controls
There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation of such internal control that occurred during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
OC-BVI and the BVI Government are engaged in litigation relating to a contract dispute, as described in “LIQUIDITY AND CAPITAL RESOURCES – Material Commitments, Expenditures and Contingencies,” which description is incorporated herein by reference.
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
In October 2006, the BVI Government notified our affiliate OC-BVI that it was asserting a purported right of ownership of OC-BVI’s desalination plant in Baughers Bay, Tortola pursuant to the terms of a water supply agreement dated May 1990 (or the “1990 Agreement”) and invited OC-BVI to submit a proposal for its continued involvement in the production of water at the Baughers Bay plant. Early in 2007 the BVI Government informed OC-BVI that it would no longer pay for water at the rate specified in the 1990 agreement and since that time has paid OC-BVI only sporadically for water supplied. On November 15, 2007, OC-BVI issued a demand letter to the BVI Government for approximately $6.2 million representing amounts that OC-BVI claimed were due by the BVI Government for water sold and delivered plus interest and legal fees. In response to OC-BVI’s demand for payment, the BVI Government issued a letter dated November 19, 2007 that reasserted its claim that ownership of the Baughers Bay plant has passed to the BVI Government and rejected OC-BVI’s claim for payment. OC-BVI advised the BVI Government in correspondence dated November 21, 2007 that it was demanding that the dispute between OC-BVI and the BVI Government be submitted to arbitration pursuant to the terms of the 1990 Agreement. On the following day, OC-BVI’s management was informed that the BVI Government had filed a lawsuit with the Eastern Caribbean Supreme Court seeking ownership of the Baughers Bay plant. OC-BVI filed its defense against the BVI Government’s claim of ownership of the Baughers Bay plant on February 11, 2008. On July 4, 2008, OC-BVI filed a claim with the Eastern Caribbean Supreme Court seeking recovery of $7,806,629, representing amounts owed to OC-BVI for water sold and delivered to the BVI Government through May 31, 2008, $842,188 for interest accrued on amounts owed as of May 31, 2008, and future interest and costs. The $7,806,629 sum represents amounts billed at the contract prices in effect before the BVI Government asserted its purported right of ownership of the plant. On July 28, 2008, the BVI Government filed its defense for denial of this claim. On October 24, 2008, OC-BVI filed a reply to the BVI Government’s defense refuting all of the purported facts contained in the defense.
For the years ended December 31, 2007 and 2006 we recognized approximately $1.6 million and $1.4 million, respectively in income from our equity investment in the earnings of OC-BVI and approximately $669,000 and $1.5 million in revenue, respectively, from our agreement to provide management services to OC-BVI. We also recognized approximately $652,000 and $508,000 in other income for the years ended December 31, 2007 and 2006, respectively, from a profit-sharing agreement we have with OC-BVI. Due to the on-going dispute and the lack of payments on accounts receivable balances by the BVI government, effective January 1, 2008, we changed our policy for the recording of our equity in the financial results of OC-BVI to, in effect, reflect our equity in OC-BVI’s results as if revenues were recognized by this affiliate under the cash, rather than accrual, method. As a result of this accounting change, we recorded losses from our equity in OC-BVI of $639,546 and $1,772,570 for the three and nine months ended September 30, 2008, respectively. As of September 30, 2008, our loans to, and equity investment in, OC-BVI totaled approximately $15.3 million and the recorded value of our management services agreement, which is reflected on our balance sheet as an intangible asset, was approximately $856,000. If the government’s right of ownership under the 1990 Agreement is found to be enforceable, OC-BVI may lose its water supply agreement with the BVI Government (which presently constitutes OC-BVI’s only source of revenues) or be forced to accept a water supply arrangement with the government on less favorable terms, and if the government exercises its purported right, OC-BVI could lose ownership of the Baughers Bay plant. In either case, the value of our OC-BVI-related assets would decline, and we could be required to record an impairment charge to reduce the carrying values of these assets. Such an impairment charge would reduce our earnings and could have a significant adverse impact on our results of operations and financial condition.

If OC-BVI does not obtain a contract with the BVI Government to sell water to be produced at its Bar Bay plant, it may not be able to recover the cost of its investment in the plant, which could adversely affect its operations and in turn decrease the value of our investment in OC-BVI.
OC-BVI has constructed a new desalination plant located on Bar Bay, Tortola, in the British Virgin Islands. The total cost for this plant is approximately $8.0 million. We have a loan receivable outstanding from OC-BVI of $2,500,000 for the construction of this plant as of September 30, 2008. OC-BVI has constructed this plant in response to what it believes is an extreme shortage of, and a pressing demand for, potable water on the eastern end of Tortola and anticipates entering into a bulk water supply agreement with the BVI Government. However, OC-BVI does not presently have any type of agreement or understanding with the BVI Government, for the purchase of the water to be produced by its Bar Bay plant. If such an agreement is not obtained, or is not obtained on sufficiently favorable terms, OC-BVI may not be able to recover the cost of its investment in this plant, in which case we may be required to record an impairment charge to reduce the carrying value of our loan to OC-BVI and our investment in OC-BVI. Such an impairment charge would reduce our earnings and could have a significant adverse impact on our results of operations and financial condition.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During the three months ended September 30, 2008, we issued 255 common shares to one of our executive officers under the terms of his executive compensation agreement. The issuance of the shares was exempt from registration under Section 4(2) of the Securities Act of 1933 because the executive officer has knowledge of all material information relating to us.
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

Date: November 10, 2008