Form 10-K
period 2008-12-31
CONSOLIDATED WATER CO LTD
filed 2009-03-17
CIK 928340

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transaction period from                      to
Commission File Number: 0-25248
CONSOLIDATED WATER CO. LTD.
(Exact name of Registrant as specified in its charter)

CAYMAN ISLANDS	N/A

(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
The aggregate market value of common stock held by non-affiliates of the registrant, based on the closing sales price for the registrant’s common shares, as reported on the NASDAQ Global Select Market on June 30, 2008, was $287,493,782.
As of March 10, 2009, 14,531,913 shares of the registrant’s common shares were outstanding.
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
The exchange rate for conversion of Belize dollars (BZE$) into US$, as determined by the Central Bank of Belize, has been fixed since 1976 at US $0.50 per BZE$1.00.
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
Overview
We develop and operate seawater desalination plants and water distribution systems in areas where naturally occurring supplies of potable water are scarce or nonexistent. Through our subsidiaries and affiliates, we operate 14 reverse osmosis desalination plants and provide the following services to our customers in the Cayman Islands, the Bahamas, Belize, the British Virgin Islands and Bermuda:
•	Retail Water Operations. We produce and supply water to end-users, including residential, commercial and government customers in the Cayman Islands under an exclusive retail license issued by the government to provide water in two of the most populated and rapidly developing areas in the Cayman Islands. In 2008, our retail water operations generated approximately 34% of our consolidated revenues.

•	Bulk Water Operations. We produce and supply water to government-owned distributors in the Cayman Islands, Belize and the Bahamas. In 2008, our bulk water operations generated approximately 46% of our consolidated revenues.

•	Services Operations. We provide engineering and management services for desalination projects, including designing and constructing desalination plants and managing and operating desalination plants owned by other companies. In 2008, our services operations generated approximately 20% of our consolidated revenues.

•	Affiliate Operations. Our affiliate, Ocean Conversion (BVI) Ltd. (“OC-BVI”), produces and supplies bulk water to the British Virgin Islands Water and Sewerage Department. We account for our interests in OC-BVI using the equity method of accounting and do not consolidate OC-BVI’s operating results in our financial statements. Our affiliate, Consolidated Water (Bermuda) Limited, is presently constructing a plant in two phases to be sold to the Bermuda government. The first phase of this plant was completed and began operating at the end of 2008 and we expect that the second phase will be completed during the first half of 2009. We expect to manage this plant on behalf of the Bermuda government for a period of not less than 12 months from completion of its construction.
As of December 31, 2008, the number of plants we, or our affiliate, manage in each country and the production capacities of these plants are as follows:

Location	Plants	Capacity(1)
Cayman Islands	6	7.8
Bahamas	3	10.4
Belize	1	0.6
British Virgin Islands	3	2.4	(2)
Bermuda	1	0.6

Total	14	21.8

(1)	In millions of U.S. gallons per day.

(2)	Owned and operated by OC-BVI.
Strategy
Our strategy is to provide water services in areas where the supply of potable water is scarce and we believe the production of potable water by reverse osmosis desalination is, or will be, profitable. We have focused on the Caribbean basin and adjacent areas as our principal market because they possess the following characteristics which make them attractive for our business:
•	little or no naturally occurring fresh water;

•	limited regulations and taxes allowing for higher returns;

•	a large proportion of tourist properties, which historically have generated higher volume sales than residential properties; and

•	growing population and tourism levels.
Although we are currently focused primarily on these areas, we believe that our potential market includes any location with a demand for, but a limited supply of, potable water. The desalination of seawater is the most widely used process for producing fresh water in areas with an insufficient natural supply. In addition, in many locations, desalination is the only commercially viable means to expand the existing water supply. We believe that our experience in the development and operation of reverse osmosis desalination plants provides us with the capabilities to successfully expand our operations.
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
Our Company
We conduct our operations in the Cayman Islands, The Bahamas, the British Virgin Islands, Belize, Bermuda and the United States through the following principal operating subsidiaries and affiliates:
•	Cayman Water Company Limited (“Cayman Water”). In 1998, we established Cayman Water, which operates under an exclusive retail license granted by the Cayman Islands government to provide water to customers within a prescribed service area on Grand Cayman that includes the Seven Mile Beach and West Bay areas, two of the three most populated areas in the Cayman Islands. The only non-government owned public water utility on Grand Cayman, Cayman Water owns and operates three desalination plants on Grand Cayman.

•	Ocean Conversion (Cayman) Limited (“OC-Cayman”). We acquired OC-Cayman which provides bulk water under various licenses and agreements to the Water Authority-Cayman, a government-owned utility and regulatory agency, which distributes the water to properties located outside our exclusive retail license service area in Grand Cayman. OC-Cayman operates three desalination plants owned by the Water Authority-Cayman.

•	Consolidated Water (Bahamas) Limited (“CW-Bahamas”). We own a 90.9% equity interest in CW-Bahamas, which provides bulk water under long-term contracts to the Water and Sewerage Corporation of The Bahamas, a government agency. CW-Bahamas’ operates our largest desalination plant. CW-Bahamas pays fees to two of our other subsidiaries for certain administrative services.

•	Consolidated Water (Belize) Limited (“CW-Belize”). In 2000, we acquired CW-Belize, (formerly Belize Water Limited), which has an exclusive contract to provide bulk water to Belize Water Services Ltd., a water distributor that serves residential, commercial and tourist properties in Ambergris Caye, Belize.

•	Aquilex, Inc. In 2005, we established Aquilex, Inc., a United States company, which provides financial, engineering and supply chain management support services to our subsidiaries and affiliates.

•	Ocean Conversion (BVI) Ltd. (“OC-BVI”). We own 50% of the voting stock of our affiliate, OC-BVI, a British Virgin Islands company, which sells bulk water on a month-to-month basis to the Government of The British Virgin Islands Water and Sewage Department. We own an overall 43.5% equity interest in OC-BVI’s profits and certain profit sharing rights that raise our effective interest in OC-BVI’s profits to approximately 45%. OC-BVI also pays fees for certain engineering and administrative services.

•	DesalCo Limited (“DesalCo”). We acquired DesalCo, a Cayman Islands company, which provides management, engineering and construction services for desalination projects.
•	Consolidated Water (Bermuda) Limited (“CW-Bermuda”). In January 2007, our affiliate, Consolidated Water (Bermuda) Limited (“CW-Bermuda”) entered into a design, build and sale agreement with the Government of Bermuda for a desalination plant to be built in two phases at Tynes Bay along the northern coast of Bermuda. Under the agreement, CW-Bermuda, will construct the plant and operate it for a minimum of 12 months after its commissioning. We have entered into a management services agreement with CW-Bermuda for the design, construction and operation of the Tynes Bay plant, under which we receive fees for direct services, purchasing activities and proprietary technology. We are loaning CW-Bermuda the funds to construct the plant and we will manage the plant’s operations on its behalf. The first phase of the construction of the Tynes Bay plant was completed in late 2008 and we expect the second phase to be completed by mid 2009. Although we own only 40% of the common shares of CW-Bermuda, we consolidate its results in our consolidated financial statements as we are its primary financial beneficiary.
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
For fiscal year 2008, our retail water, bulk water and service operations generated approximately 34%, 46% and 20%, respectively, of our consolidated revenues. For information about our business segments and geographical information about our operating revenues and long-lived assets, see Note 17 to our audited consolidated financial statements at Item 8 of this Annual Report.
Retail Water Operations

For fiscal years 2008, 2007 and 2006, our retail water operations accounted for approximately 34%, 41% and 48%, respectively, of our consolidated revenues. This business in the Cayman Islands produces and supplies water to end-users, including residential, commercial and government customers.
We sell water through our retail operations to a variety of residential and commercial customers through our wholly-owned subsidiary Cayman Water, which operates under an exclusive license issued to us by the Cayman Islands government under The Water Production and Supply Law of 1979. Pursuant to the license, we have the exclusive right to produce potable water and distribute it by pipeline to our licensed service area which consists of the Seven Mile Beach and West Bay areas of Grand Cayman, two of the three most populated areas in the Cayman Islands.
Under our exclusive license, we pay a royalty to the government of 7.5% of our gross retail water sales revenues (excluding energy adjustments). The selling prices of water sold to our customers, except for the prices under our agreements with the Cayman Beach Suites Hotel, Britannia Golf Course and North Sound Golf Club, are set out under the license and vary depending upon the type and location of the customer and the monthly volume of water purchased. The license provides for an automatic adjustment for inflation or deflation on an annual basis, subject to temporary limited exceptions, and an automatic adjustment for the cost of electricity on a monthly basis. The Water Authority-Cayman, on behalf of the government, reviews and confirms the calculations of the price adjustments for inflation and electricity costs. If we want to adjust our prices for any reason other than inflation or electricity costs, we have to request prior approval of the Cabinet of the Cayman Islands government. Disputes regarding price adjustments are referred to arbitration. Our last price increase, requested in June 1985, was granted in full.
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
Unless renewed, our exclusive license expires in July 2010. Two years prior to the expiration of the license, we have the right to negotiate with the government to extend the license for an additional term, and we began these negotiations in 2008. Unless we are in default under the license, and upon expiration of the license, the government may not grant a license to any other party without first offering the license to us on terms that are no less favorable than those which the government offers to a third party.
Facilities
Our retail operations in the Cayman Islands currently produce potable water at three reverse osmosis seawater conversion plants in Grand Cayman: our Governor’s Harbour, West Bay and Britannia plants. We own the land for our Governor’s Harbour and West Bay plants and have entered into a lease for the land for our Britannia plant which has more than 18 years remaining. The current production capacity of our Governor’s Harbour plant is 2.2 million U.S. gallons of water per day. This production capacity was expanded on a temporary basis during 2007 from the original capacity of 1.2 million U.S. gallons per day, and we anticipate completing a permanent expansion of the plant’s capacity by May 2009. The production capacity of the Britannia plant is 715,000 U.S. gallons of water per day. The Britannia plant was destroyed by Hurricane Ivan in September 2004 but was rebuilt and placed back in operation in October 2005. The production capacity of the West Bay plant is 910,000 U.S. gallons of water per day; we completed an expansion of the production capacity of this plant from 710,000 U.S. gallons of water per day in January 2008. Since the Governor’s Harbour and West Bay plants began production of water and the Britannia plant was rebuilt, these plants have consistently been capable of operating at or near their rated capacity.
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

In the event of an emergency, our distribution system is connected to the distribution system of the Water Authority-Cayman. In prior years in order to efficiently maintain our equipment, we have purchased water from the Water Authority-Cayman for brief periods of time. We have also sold potable water to the Water Authority-Cayman.
Our pipeline system in the Cayman Islands covers the Seven Mile Beach and West Bay areas of Grand Cayman and consists of approximately 71 miles of PVC pipeline. We extend our distribution system periodically as property developments are completed. We have a main pipe loop covering a major part of the Seven Mile Beach area. We place extensions of smaller diameter pipe off our main pipe to service new developments in our service area. This system of building branches from the main pipe keeps construction costs low and allows us to provide service to new areas in a timely manner. During 2007 and 2008, we completed a number of small pipeline extensions into newly developed properties within our distribution system. Developers are responsible for laying the pipeline within their developments at their own cost, but in accordance with our specifications. When a development is completed, the developer then transfers operation and maintenance of the pipeline to us.
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
We bill on a monthly basis based on metered consumption and bills are typically collected within 30 to 35 days after the billing date and receivables not collected within 45 days subject the customer to disconnection from water service. In 2008 and 2007, bad debts represented less than 1% of our total annual retail sales. Customers who have had their service disconnected must pay re-connection charges.
The following table sets forth our approximate total number of customer connections and the volume of water sold in the Cayman Islands as of, and for the indicated years ended December 31:
Retail Water Customer Connections and Volume of Water Sold

	2008	2007	2006	2005	2004
Number of Customer Connections	4,600	4,600	4,300	3,800	3,600

Volume of Water Sold (U.S. Gallons, In Thousands):
Commercial	534,614	554,087	562,702	427,439	451,609
Residential	211,090	202,988	173,665	157,924	122,699
Government	25,967	45,623	12,789	8,929	7,584

Total	771,671	802,698	749,156	594,292	581,892

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
Retail Water Demand and Average Sales Prices
The table below sets forth the total volume of water we supplied to our retail water customers on a quarterly basis for the indicated years ended December 31:
Retail Water Total Volume by Quarter
(U.S. Gallons, In Thousands)

	2008	2007	2006	2005	2004
First Quarter	203,899	215,044	207,572	145,295	174,983
Second Quarter	213,679	219,191	211,772	158,474	174,454
Third Quarter	194,971	187,796	174,490	136,784	122,557
Fourth Quarter	159,122	180,667	155,322	153,739	109,898

Total	771,671	802,698	749,156	594,292	581,892

Our average sales prices of potable water sold to our retail water customers for the indicated years ended December 31 were:
Retail Water Average Sales Prices

	2008	2007	2006
Average Sales Price Per 1,000 U.S. Gallons	$28.99	$27.69	$27.48

Bulk Water Operations
For fiscal years 2008, 2007 and 2006, our bulk water operations accounted for approximately 46%, 45% and 47%, respectively, of our consolidated revenues and are comprised of businesses in the Cayman Islands, The Bahamas and Belize. These businesses produce potable water from seawater and sell this water to governments and private customers.
Bulk Water Operations in the Cayman Islands
We sell bulk water in the Cayman Islands through our wholly-owned subsidiary OC-Cayman.
Facilities
We operate three reverse osmosis seawater conversion plants in Grand Cayman that are owned by the Water Authority-Cayman: the Red Gate Road, Lower Valley and North Sound plants, which have production capacities of approximately 1.3 million, 1.1 million and 1.6 million U.S. gallons of water per day, respectively. The North Sound plant operating capacity was expanded from approximately 0.8 million U.S. gallons to 1.6 million U.S. gallons of water per day during 2007. The plants that we operate for the Water Authority-Cayman are located on land owned by the Cayman Islands government.
Customers
We provide bulk water on a take-or-pay basis to the Water Authority-Cayman, a government owned utility and regulatory agency, under various licenses and agreements. The Water Authority-Cayman in turn distributes that water to properties in the parts of Grand Cayman that are outside of our retail licensed area. During 2008, we supplied the Water Authority-Cayman with approximately 1.0 billion U.S. gallons of water.
In January 2001, we were granted a 7-year extension, effective December 2001, to the water supply license by the Cayman Islands government to supply desalinated water from the Red Gate Road plant through November 2008. Under the terms of the water production and supply license between OC-Cayman and the government of the Cayman Islands, we are allowed to use the property and the plant to produce approximately 1.3 million U.S. gallons of desalinated water per day for sale to the Water Authority-Cayman. On November 30, 2008, the Water Authority-Cayman took possession of the plant for no consideration, in accordance with the terms of the water production and supply license, and the license was also extended for a period of one year, during which time we are required to operate and maintain the plant. The plant was originally powered only by electricity, but was upgraded in 1994 to include diesel driven high-pressure pumps. In August 2008, the Water Authority-Cayman contracted with us to convert the high-pressure pumps back to electrical power and make other modifications and improvements to the plant. This work is expected to be completed by the end of 2009 and a further 7-year license and operating agreement put in place.
In December 2001, we were granted a seven-year water supply license, effective November 2002, by the Cayman Islands government to supply desalinated water from the North Sound plant through November 2009. Under the terms of this license OC-Cayman is obligated to deliver to the Water Authority-Cayman the amount of water it demands or 713,000 U.S. gallons of water per day on average each month, whichever is less. In January 2007, we were granted an extension to this water supply license for a period of seven years by the Cayman Island government, effective on April 1, 2007. Under the terms of this extension, we are obligated to deliver to the Water Authority-Cayman the amount of water it demands from the North Sound Plant or 1.43 million U.S. gallons per day, whichever is less.
In August 2005, we were granted a seven-year extension to the water supply license, with effect from January 2006, by the Cayman Islands government to supply desalinated water from the Lower Valley plant through January 2013. Under the terms of this license, we increased the capacity of the Lower Valley plant to 1.1 million U.S. gallons of water per day in exchange for an increase in the capital component of the total price we charge for the water produced by the plant.
Bulk Water Operations in Belize

In Belize, we sell bulk water through our wholly-owned subsidiary CW-Belize.
Facilities
We own the reverse osmosis seawater conversion plant in Belize and lease the land on which our plant is located from the Belize government at an annual rent of BZE$1.00. The lease, which was entered into in April 1993 and extended in January 2004, expires in April 2026. The production capacity of the plant is 550,000 U.S. gallons of water per day.
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
Customers
We are the exclusive provider of water in Ambergris Caye, Belize to Belize Water Services Ltd. (“BWSL”), which distributes the water through its own pipeline system to residential, commercial and tourist properties. BWSL distributes our water primarily to residential properties, small hotels, and businesses that serve the tourist market. The base price of water supplied, and adjustments thereto, are determined by the terms of the contract, which provides for annual adjustments based upon the movement in the government price indices specified in the contract, as well as monthly adjustments for changes in the cost of diesel fuel and electricity. Demand is less cyclical than in our other locations due to a higher proportion of residential to tourist demand. During 2008, we supplied BWSL with 155.0 million U.S. gallons of water.
On September 17, 2003, we entered into an exclusive 23-year contract with BWSL to supply a minimum of 1.75 million U.S. gallons of water per week, or upon demand up to 2.1 million U.S. gallons per week, on a take or pay basis. This contract terminates on March 23, 2026. BWSL has the right, with six months advance notice to us before the termination date, to renew the contract for a further 25-year period on the same terms and conditions.
On October 3, 2005, a controlling interest in BWSL was sold back to the Belize government. This transaction effectively reversed the 2001 privatization of BWSL. This change in control of our customer has not affected our contractual arrangement with BWSL.
Bulk Water Operations in The Bahamas
In The Bahamas, we sell bulk water through our majority-owned subsidiary, CW-Bahamas.
Facilities
We currently supply bulk water in The Bahamas from our Windsor, Blue Hills and Bimini plants. We supply water from our Windsor plant under the terms of a 15-year water supply agreement dated May 7, 1996 effective March 1998. In October 2005, we temporarily expanded this plant’s capacity from 2.6 to 4.1 million U.S. gallons per day. During August 2006 we relocated some of the portable reverse osmosis units used to expand our Windsor plant to our retail water operations in the Cayman Islands, reducing our Windsor plant production capacity to 3.1 million U.S. gallons per day. We supply water from our Blue Hills plant under the terms of a twenty-year water supply agreement dated May 20, 2005 effective July 2006. The Blue Hills plant is capable of producing 7.2 million U.S. gallons of potable water per day, and is our largest seawater conversion facility to date.
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

Customers
We provide bulk water to the Water and Sewerage Corporation of The Bahamas (“WSC”), which distributes the water through its own pipeline system to residential, commercial and tourist properties on the Island of New Providence. During 2008, CW-Bahamas supplied WSC with approximately 3.0 billion U.S. gallons of water.
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
Within the past three years, we have incurred penalties relating to the Windsor plant for not meeting diesel fuel and electricity efficiencies specified in our water sale agreement with the WSC. These penalties totaled $112,622, $436,184 and $367,257 in 2008, 2007 and 2006, respectively. We have undertaken a program to replace certain equipment prone to repetitive failure and to reduce the fouling tendency of the feed water to the plant.
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

Bulk Water Demand and Average Sales Prices
The table below sets forth the total volume of water we supplied to our bulk water customers on a quarterly basis for the indicated years ended December 31:
Bulk Water Total Volume By Quarter
(U.S. Gallons, In Thousands)

	2008	2007	2006	2005	2004
First Quarter	1,066,238	1,101,720	585,297	441,498	438,851
Second Quarter	1,088,372	1,079,858	684,452	456,625	458,455
Third Quarter	1,046,255	1,070,677	1,040,096	442,404	424,665
Fourth Quarter	1,043,686	1,112,370	1,044,701	506,892	424,434

Total	4,244,551	4,364,625	3,354,546	1,847,419	1,746,405

Our average sales prices of potable water sold to our bulk water customers for the indicated years ended December 31 were as follows:
Bulk Water Average Sales Prices

	2008	2007	2006
Average Sales Price Per 1,000 U.S. Gallons	$7.10	$5.57	$5.99

Services Operations
For fiscal years 2008, 2007 and 2006, our services operations accounted for approximately 20%, 14%, and, 5%, respectively, of our consolidated revenues and are comprised of businesses in the Cayman Islands and (through June 2007) Barbados. These businesses provide engineering and management services, including designing and constructing desalination plants, and managing and operating plants owned by other companies. Our service contract in Barbados terminated in June 2007. Revenues recorded from this contract amounted to approximately $237,800 and $430,300 for 2007 and 2006, respectively.
Engineering and Management Services Operations
We provide management, engineering and construction services for desalination projects through DesalCo, which is recognized by suppliers as an original equipment manufacturer of reverse osmosis seawater desalination plants for our Company.
In late 2005, we established Aquilex, Inc., a wholly-owned U.S. subsidiary located in Deerfield Beach, Florida, to provide financial, engineering and supply chain support services to our operating segments.
Affiliate Operations
Our affiliate, OC-BVI, sells water to one bulk customer in the British Virgin Islands. We own 50% of the voting shares of OC-BVI and have an overall 43.5% equity interest in the profits of OC-BVI. We also own separate profit sharing rights in OC-BVI that raise our effective interest in OC-BVI’s profits from 43.5% to approximately 45%. Sage Water Holdings (BVI) Limited (“Sage”) owns the remaining 50% of the voting shares of OC-BVI and the remaining 55% interest in its profits. Under the Articles of Association of OC-BVI, we have the right to appoint three of the six directors of OC-BVI. Sage is entitled to appoint the remaining three directors. In the event of a tied vote of the Board, the President of the Caribbean Water and Wastewater Association, a regional trade association comprised primarily of government representatives, is entitled to appoint a junior director to cast a deciding vote.
We provide certain engineering and administrative services to OC-BVI for a monthly fee and a bonus arrangement which provides for payment of 4.0% of the net operating income of OC-BVI.
We account for our interests in OC-BVI using the equity method of accounting.

Customer
OC-BVI sells bulk water to the Government of The British Virgin Islands Water and Sewerage Department (“BVIW&S”), which distributes the water through its own pipeline system to residential, commercial and tourist properties on the islands of Tortola and Jost Van Dyke in the British Virgin Islands. During 2008, OC-BVI supplied BVIW&S with 531 million U.S. gallons of water from its desalination plants located at Baughers Bay, Tortola, and Jost Van Dyke in the British Virgin Islands.
Facilities
OC-BVI operates a seawater reverse osmosis plant at Baughers Bay, Tortola, in the British Virgin Islands, which has a production capacity of 1.7 million U.S. gallons per day. The plant has an advanced energy recovery system, generates its own electrical power on site using two large Caterpillar diesel driven generator units and also purchases electricity from the BVI Electric Co. to power ancillary equipment and provide building lighting. In 2007 OC-BVI completed the construction of a 720,000 U.S. gallons per day plant at Bar Bay, Tortola, in the British Virgin Islands. This plant began supplying water to the BVI government in January 2009.
In October 2006, we were notified by OC-BVI that the Ministry of Communications and Works of the Government of the British Virgin Islands (the “Ministry”) had asserted a purported right of ownership of OC-BVI’s Baughers Bay desalination plant pursuant to the terms of a Water Supply Agreement dated May 1990 (the “1990 Agreement”) and had invited OC-BVI to submit a proposal for its continued involvement in the production of water at the Baughers Bay plant in light of the Ministry’s planned assumption of ownership. This matter remains in dispute and in November 2007 the Ministry commenced litigation against OC-BVI seeking ownership of the Baughers Bay plant. See further discussion at “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Material Commitments, Expenditures and Contingencies.”
Reverse Osmosis Technology
The conversion of seawater to potable water is called desalination. The two primary forms of desalination are distillation and reverse osmosis. Both methods are used throughout the world and technologies are improving to lower the costs of production. Reverse osmosis is a fluid separation process in which the saline water is pressurized and the fresh water is separated from the saline water by passing through a semi-permeable membrane which rejects the salts. The saline (or seawater) water is first passed through a pretreatment system, which generally consists of fine filtration and the addition of treatment chemicals if required. Pre-treatment removes suspended solids and organics which could cause fouling of the membrane surface. Next, a high-pressure pump pressurizes the saline water thus enabling a 40% conversion of the saline water to fresh water as it passes through the membrane, while 99% of the dissolved salts are rejected and remain the concentrated saline water. This remaining feed water which has now been concentrated is discharged without passing through the membrane. The remaining hydraulic energy in the concentrated feed water is transferred to the initial saline feed water with an energy recovery device thus reducing the total energy requirement for the reverse osmosis system. The final step is post-treatment, which consists of stabilizing the produced fresh water, removing undesirable dissolved gases and adjusting the pH and chlorination to prepare it for distribution.
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
Seasonal Variations in Our Business
Our operations are affected by the levels of tourism and are subject to seasonal variations in our service areas. Demand for our water in the Cayman Islands, Belize, Bimini and The Bahamas is affected by variations in the level of tourism and local weather, primarily rainfall. Tourism in our service areas is affected by the economies of the tourists’ home countries, primarily the United States and Europe, terrorist activity and perceived threats thereof, and increased costs of fuel and airfares. We normally sell slightly more water during the first and second quarters, when the number of tourists is greater and local rainfall is less, than in the third and fourth quarters. We do not believe that our operations in Nassau and Tortola are subject to significant seasonal variations in demand.
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
The Cayman Islands have no taxes on profits, income, distributions, capital gains or appreciation. We have exemptions from, or receive concessionaire rates of customs duties on capital expenditures for plant and major consumable spare parts and supplies imported into the Cayman Islands as follows:
•	We do not pay import duty or taxes on reverse osmosis membranes, electric pumps and motors and chemicals, but we do pay duty at the rate of 10% of the cost, including insurance and transportation to the Cayman Islands, of other plant and associated materials and equipment to manufacture or supply water in the Seven Mile Beach or West Bay areas; and

•	OC-Cayman pays all customs duties up to 10% with respect to materials and supplies imported for the Red Gate plant and is reimbursed amounts in excess of this percentage by the Water Authority-Cayman. OC-Cayman pays full customs duties in respect of all other plants that it operates for the Water Authority-Cayman.
The stamp tax on the transfer of ownership of land in the Cayman Islands is a major source of revenue to the Cayman Islands government. To prevent stamp tax avoidance by transfer of ownership of the shares of a company which owns land in the Cayman Islands (as opposed to transfer of the land itself), The Land Holding Companies (Share Transfer Tax) Law was passed in 1976. The effect of this law is to charge a company, which owns land or an interest in land in the Cayman Islands, a tax based on the value of its land or interest in land attributable to each share transferred. The stamp tax calculation does not take into account the proportion which the value of a company’s Cayman land or interest in land bears to its total assets and whether the intention of the transfer is to transfer ownership of part of a company’s entire business or a part of its Cayman land or interest in land.

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
The Bahamas
The Commonwealth of The Bahamas is an independent nation and a constitutional parliamentary democracy with the Queen of England as the constitutional head of state. The basis of the Bahamian law and legal system is the English common law tradition with a Supreme Court, Court of Appeals, and a Magistrates court.
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
The Government of Belize has exempted CW-Belize from certain customs duties and all revenue replacement duties until April 18, 2026, and had exempted CW-Belize from company taxes until January 28, 2006. Belize levies a gross receipts tax on corporations at a rate varying between 0.75% and 25%, depending on the type of business, and a corporate income tax at a rate of 25% of chargeable income. Gross receipts tax payable amounts are credited towards corporate income tax. The Government of Belize recently implemented certain environmental taxes and a general sales tax effective July 1, 2006 and increased certain business and personal taxes and created new taxes effective March 1, 2005. Belize levies import duty on most imported items at rates varying between 0% and 45%, with most items attracting a rate of 20%. In 2008, it was determined that the tax exemption was no longer valid and CW-Belize paid approximately $156,000 of business and corporate income tax for the period 2004 through 2008. Under the terms of our water supply agreement with BWSL we are reimbursed by BWSL for all taxes and customs duties that we are required to pay and have recorded this reimbursement as an offset to our tax expense.
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
OC-BVI received an exemption under the water supply agreement with The British Virgin Islands government from all taxes, duties, levies and impositions on items which it imports for the Baughers Bay and Bar Bay plants.
Market and Service Area

Although we currently operate in the Cayman Islands, Belize, The British Virgin Islands, The Bahamas and Bermuda, we believe that our potential market consists of any location where there is a need for potable water. The desalination of seawater, either through distillation or reverse osmosis, is the most widely used process for producing fresh water in areas with an insufficient natural supply. We believe our experience in the development and operation of distillation and reverse osmosis desalination plants provides us with a significant opportunity to successfully expand our operations beyond the markets in which we currently operate.
Prior to our acquisition of OC-Cayman in February 2003, the market that we serviced under our exclusive license in the Cayman Islands consisted of Seven Mile Beach and West Bay, Grand Cayman, two of the three most populated areas in the Cayman Islands. The Cayman Islands Government, through the Water Authority-Cayman, supplies water to parts of Grand Cayman, which are not within our licensed area, as well as to Little Cayman and Cayman Brac. We operate all the reverse osmosis desalination plants owned by the Water Authority-Cayman on Grand Cayman and supply water under licenses and supply agreements held by OC-Cayman with the Water Authority-Cayman.
According to the most recent information published by the Economics and Statistics Office of the Cayman Islands Government, the population of the Cayman Islands was estimated in December 2005 to be approximately 52,000. According to the figures published by the Department of Tourism Statistics Information Center, during the year ended December 31, 2008, tourist air arrivals increased by 3.9% and tourist cruise ship arrivals decreased 9.5% over the same period in 2007.
Total visitors for the year decreased from 2.0 million in 2007 to 1.9 million in 2008. We believe that our water sales in the Cayman Islands are more positively impacted by tourists that arrive by air than by those arriving by cruise ship, since cruise ship tourists generally only remain on island for one day or less as they do not remain on island overnight.
Tourist air arrivals decreased 9.4% and cruise ship arrivals decreased 17.2% in January 2009, compared to the same period in 2008. At this time we are not able to determine whether these trends will continue through 2009.
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
The Town of Camana Bay commenced construction in 2005 and will be developed over several decades. The Camana Bay development is situated on 500 acres stretching from the Caribbean sea to the North Sound within our retail license area on West Bay Beach, and is mixed-use masterplanned community, which includes retail, residential and institutional properties.
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
The British Virgin Islands are a British Overseas Territory and are situated east of Puerto Rico. They consist of 16 inhabited and more than 20 uninhabited islands, of which Tortola is the largest and most populated island. The islands are the center for many large yacht-chartering businesses.
Competition
Cayman Islands. Pursuant to our license granted by the Cayman Islands government, we have the exclusive right to provide potable, piped water within our licensed service area on Grand Cayman. At the present time, we are the only non government-owned public water utility on Grand Cayman. The Cayman Islands government, through the Water Authority-Cayman, supplies water to parts of Grand Cayman located outside of our licensed service area. Although we have no competition within our exclusive retail license service area, our ability to expand our service area is at the discretion of the Cayman Island government. Prior to 1991, any owner of property within our exclusive retail license service area could install water-making equipment for its own use. Since 1991, that option is only available to private residences, although water plants in existence prior to 1991 can be maintained but not replaced or expanded. The Cayman Islands government, through the Water Authority-Cayman, supplies water to parts of Grand Cayman outside of our licensed service area. We compete with such companies as GE Water, Veolia, and IDE for bulk water supply contracts with the Water Authority-Cayman.
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
To implement our growth strategy outside our existing operating areas, we will have to compete with the same companies we competed with for the Blue Hills project in Nassau, Bahamas such as GE Water, Veolia, IDE Technologies, Pridesa, Inima and Biwater and other companies including, but not limited to, Severn Trent Water and Vinci Construction. These companies currently operate in areas in which we would like to expand our operations. These companies already maintain worldwide operations and have greater financial, managerial and other resources than our company. We believe that our low overhead costs, knowledge of local markets and conditions and our efficient manner of operating desalinated water production and distribution equipment provide us with the capabilities to effectively compete for new projects in the Caribbean basin and surrounding areas.
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
We are not aware of any existing or pending environmental legislation, which may affect our operations. To date we have not received any complaints from any regulatory authorities.
Employees
As of February 27, 2009, we employed a total of 124 persons, 74 in the Cayman Islands, 25 in The Bahamas, 17 in the United States, two in Bermuda and six in Belize. We also managed the eight employees of OC-BVI in the British Virgin Islands. We have eight management personnel and 24 administrative and clerical employees. The remaining employees are engaged in engineering, purchasing, plant maintenance and operations, pipe laying and repair, leak detection, new customer connections, meter reading and laboratory analysis of water quality. None of our employees is a party to a collective bargaining agreement. We consider our relationships with our employees to be good.
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
You may access, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, plus amendments to such reports as filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, on our website and on the website of the Securities and Exchange Commission (the “SEC”) as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. In addition, paper copies of these documents may be obtained free of charge by writing us at the following address: Consolidated Water Co. Ltd., Regatta Office Park , Windward Three, 4th Floor, West Bay Road, P.O. Box 1114, Grand Cayman, KY1-1102 , Cayman Islands, Attention: Investor Relations; or by calling us at (345) 945-4277.
ITEM 1A. RISK FACTORS
Investing in our common shares involves risks. Prior to making a decision about investing in our common shares, you should consider carefully the factors discussed below and the information contained in this Annual Report. Each of these risks, as well as other risks and uncertainties not presently known to us or that we currently deem immaterial, could adversely affect our business, operating results, cash flows and financial condition, and cause the value of our common shares to decline, which may result in the loss of all or part of your investment.

Our exclusive license to provide water to retail customers in the Cayman Islands may not be renewed in the future.
In the Cayman Islands, we provide water to retail customers under a license, originally issued to us in December 1979 by the Cayman Islands government that grants us the exclusive right to provide water to retail customers within our licensed service area. Our service area is comprised of an area on Grand Cayman that includes the Seven Mile Beach and West Bay areas, two of the three most populated areas in the Cayman Islands. For the year ended December 31, 2008, we generated approximately 34% of our consolidated revenue from our retail water operations conducted pursuant to our exclusive license. Our license expires in July 2010. If we are not in default of any terms of the license, we have a right of first refusal to renew the license on terms that are no less favorable than those that the government offers to any third party. If we are unable to renew our license or if we negotiate a new license on terms that are less favorable to us, we could lose a significant portion of our current revenues and our results of operations, cash flows and financial condition could be adversely affected.
We rely on fixed-term water supply and/or service agreements with our bulk customers in the Cayman Islands, Belize and The Bahamas, which may not be renewed or may be renewed on terms less favorable to us.
All of our bulk water supply agreements are for fixed terms ranging originally from seven to 23 years and with a range of approximately one to 17 years remaining. Upon expiration, these agreements may not be renewed or may be renewed on terms less favorable to us. In addition, certain of these agreements for plants not owned by us provide for our customers to take over the operations of the plant upon expiration of the contract term. If this occurs, we may no longer generate income from such plant. In instances where we own the plant that produces the water under an agreement that is not renewed or renewed with lower production quantities, we may not be able to find a new customer for the plant’s excess production capacity. If our fixed-term agreements are not renewed or are renewed on terms less favorable to us, our results of operations, cash flows and financial condition could be adversely affected.
The British Virgin Islands government has asserted a purported right of ownership of OC-BVI’s Baughers Bay plant. If this right is found to be enforceable and is exercised by the government, OC-BVI will lose ownership of the Baughers Bay plant.
Since expiration in May 1999 of the initial term of their bulk water supply agreement dated May 1990 (the “1990 Agreement”) OC-BVI has supplied water to the British Virgin Islands Water and Sewerage Department under what OC-BVI considers to be a month-to-month supply arrangement. Under this arrangement, the British Virgin Islands government could cease purchasing water from OC-BVI at any time. Subsequent to May 1999, OC-BVI continued to make attempts to negotiate a new water supply agreement.
In October 2006, the British Virgin Islands government notified OC-BVI that it was asserting a purported right of ownership of OC-BVI’s desalination plant in Baughers Bay, Tortola pursuant to the terms of the 1990 Agreement and invited OC-BVI to submit a proposal for its continued involvement in the production of water at the Baughers Bay plant. Early in 2007, the British Virgin Islands government unilaterally took the position that until such time as a new agreement is reached on the ownership of the Baughers Bay plant and for the price of the water produced by the plant, the BVI government would only pay that amount of OC-BVI’s invoices that the BVI government purports constitutes OC-BVI’s costs of producing the water. OC-BVI responded to the BVI government that the amount the Ministry proposed to pay was significantly less than OC-BVI’s production costs. Payments made by the BVI government to OC-BVI since the BVI government’s assumption of this reduced price have been sporadic.
On November 15, 2007, OC-BVI issued a demand letter to the BVI government for approximately $6.2 million representing amounts that OC-BVI claimed were due by the BVI government for water sold and delivered plus interest and legal fees. In response to OC-BVI’s demand for payment, the BVI government issued a letter dated November 19, 2007 that reasserted its claim that ownership of the Baughers Bay plant has passed to the BVI government and rejected OC-BVI’s claim for payment. On November 22, 2007, OC-BVI’s management was informed that the BVI government had filed a lawsuit with the Eastern Caribbean Supreme Court seeking ownership of the Baughers Bay plant.

For the years ended December 31, 2007 and 2006 we recognized approximately $1.6 million and $1.4 million, respectively, in income from our equity investment in the earnings of OC-BVI and approximately $669,000 and $1.5 million in revenue, respectively, from our agreement to provide management services to OC-BVI. We also recognized approximately $652,000 and $508,000 in other income for the years ended December 31, 2007 and 2006, respectively, from a profit-sharing agreement we have with OC-BVI. Due to the on-going dispute and the lack of payments on accounts receivable balances by the BVI government, effective January 1, 2008, we changed our policy for the recording of our equity in the financial results of OC-BVI to reflect our equity in OC-BVI’s results as if revenues were recognized by this affiliate under the equivalent of the cash, rather than accrual, method. As a result of this accounting change, we recorded losses from our equity investment in OC-BVI of $2.3 million for the year ended December 31, 2008. For the same year we recognized approximately $541,000 in revenues from our agreement to provide management services. As of December 31, 2008, our loans to, and equity investment in, OC-BVI totaled approximately $14.4 million and the recorded value of our management services agreement, which is reflected on our balance sheet as an intangible asset, was approximately $856,000.
If the BVI government’s right of ownership under the 1990 Agreement is found to be enforceable, OC-BVI may lose its Baughers Bay water supply arrangement or be forced to accept a water supply arrangement on less favorable terms, and if the BVI government exercises its purported right, OC-BVI could lose ownership of the Baughers Bay plant. In either case, the value of our OC-BVI-related assets would decline, and we could be required to record impairment charges to reduce the carrying values of these assets. Such impairment charges would reduce our earnings and could have a significant adverse impact on our results of operations, financial condition and cash flows.
We do not have sole control over our affiliate, OC-BVI. A divergence of our interests and the interests of OC-BVI’s other voting shareholder may adversely affect the operations of OC-BVI and, in turn, decrease the value of our investment in OC-BVI.
We own 43.5% of the equity and 50% of the voting shares of OC-BVI. We and Sage, which owns the remaining 50% of the voting shares, are each entitled to appoint three of the six directors of OC-BVI. If there is a tie vote of the directors on any matter, the president of the Caribbean Water and Wastewater Association, a regional trade association comprised primarily of government representatives, is entitled to appoint a temporary director to cast the deciding vote. As a result, although we provide operating management and engineering services to OC-BVI, we share the overall management of OC-BVI with Sage and do not fully control its operations. A divergence of our interests and the interests of Sage could adversely affect the operations of OC-BVI and in turn decrease the value of our investment in OC-BVI, in which case we could be required to record an impairment charge to reduce the carrying value of our investment in OC-BVI. Such an impairment charge would reduce our earnings and have a significant adverse impact on our result of operations and financial condition.
The profitability of our plants is dependent upon our ability to accurately estimate the costs of their construction and operation.
The cost estimates prepared in connection with the construction and operation of our plants are subject to inherent uncertainties. Additionally, the terms of our supply contracts may require us to guarantee the price of water on a per unit basis, subject to certain annual inflation and monthly fuel cost adjustments, and to assume the risk that the costs associated with producing this water may be greater than anticipated. Because we base our contracted price of water in part on our estimation of future construction and operating costs, the profitability of our plants is dependent on our ability to estimate these costs accurately. The cost of materials and services and the cost of the delivery of such services may increase significantly after we submit our bid for a plant, which could cause the gross margin and net return on investment for a plant to be less than we anticipated when the bid was made. The profit margins we initially expect to generate from a plant could be further reduced if future operating costs for that plant exceed our estimates of such costs. These future operating costs could be affected by a variety of factors, including lower than anticipated production efficiencies and hydrological conditions at the plant site that differ materially from those that existed at the time we submitted our bid. Any construction and operating costs for our plants that significantly exceed our initial estimates could adversely affect our results of operations, financial condition and cash flows.

A significant portion of our consolidated revenues are derived from two customers. A loss of, or a less favorable relationship with, either of these customers would adversely affect our results of operations.
Our top two bulk water customers, the WAC and the WSC, accounted for approximately 29% and 14%, respectively, of our consolidated revenues for the year ended December 31, 2008. If either of these customers terminate or decide not to renew their contracts with us, or renew such contracts on terms that are less favorable to us, or become unable for financial or other reasons to comply with the terms of our contracts with them, our results of operations and financial condition would be adversely affected.
If OC-BVI does not obtain a definitive contract with the BVI government to sell water to be produced at its Bar Bay plant, it may not be able to recover the cost of its investment in the plant, which could adversely affect its operations and in turn decrease the value of our investment in OC-BVI.
OC-BVI has constructed a new desalination plant located on Bar Bay, Tortola, in the British Virgin Islands. The total cost for this plant is approximately $8.0 million. We have a loan receivable outstanding from OC-BVI of $2,250,000 for the construction of this plant as of December 31, 2008. OC-BVI constructed this plant in response to what it believes is an extreme shortage of, and a pressing demand for, potable water on the eastern end of Tortola and in anticipation of entering into a bulk water supply agreement with the British Virgin Islands government. In December 2008, OC-BVI executed a binding term sheet with the BVI government for the sale of water from the Bar Bay plant; however this term sheet remains subject to the execution of definitive contract between the parties. If such a definitive contract is ultimately not obtained, or is not obtained on sufficiently favorable terms, OC-BVI may not be able to recover the cost of its investment in this plant, in which case we may be required to record an impairment charge to reduce the carrying value of our loan to OC-BVI and our investment in OC-BVI. Such an impairment charge would reduce our earnings and could have a significant adverse impact on our results of operations and financial condition.
Our operations are affected by tourism and are subject to seasonal fluctuations which could affect demand for our water and impact our revenues and results of operations.
Our operations are affected by the levels of tourism and are subject to seasonal variations in our service areas. Demand for our water in the Cayman Islands, Belize and The Bahamas is affected by variations in the level of tourism and local weather, primarily rainfall. Tourism in our service areas is affected by the economies of the tourists’ home countries, primarily the United States and Europe, terrorist activity and perceived threats thereof, and increased costs of fuel and airfares. We normally sell slightly more water during the first and second quarters, when the number of tourists is greater and local rainfall is less, than in the third and fourth quarters. A downturn in tourism or greater than expected rainfall in the locations we serve could adversely affect our revenues and results of operations.
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
Production shortfalls under any of our bulk supply contracts could result in penalties or cancellation of the contract.
Our bulk water supply contracts require us to deliver specified minimum volumes of water. From time to time since October 2004, we have been unable to deliver the minimum water volumes required under one of our bulk water supply contracts because of mechanical equipment problems and membrane fouling. At present, we believe we have resolved the minimum supply issues for this plant. However, membrane fouling or other technical problems could occur at any of our plants, and if we are unable to meet the production minimums due to such operating issues, we could be in technical default of the supply contract and subject to various adverse consequences, including financial penalties or cancellation of the contract.

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
We are subject to the local regulations of the Cayman Islands, Belize, the British Virgin Islands, The Bahamas and Bermuda, all of which are subject to change. Any government that regulates our operations may issue legislation or adopt new regulations, including but not limited to:
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
Under our exclusive retail license in the Cayman Islands, we must obtain prior approval from the Cayman Islands government to increase our water supply rates, except for inflation-related and energy-related adjustments. However, the expenses we incur in supplying water under this license may increase due to circumstances that were unforeseen at the time we entered into the license. We may incur additional costs in attempting to obtain government approval of any rate increase, which may be granted on a delayed basis, if at all. Failure to obtain timely and adequate rate increases could have an adverse effect on our results of operations.

We rely on the efforts of key employees. Our failure to retain these employees could adversely affect our results of operations.
Our success depends upon the abilities of our executive officers. In particular, the loss of the services of Fredrick W. McTaggart, our President and Chief Executive Officer, could be detrimental to our operations and our continued success. Mr. McTaggart has an employment agreement expiring on December 31, 2011. Each year, the term of this agreement may be extended for an additional year. However, we cannot guarantee that Mr. McTaggart will continue to work for us during the term of his agreement or will enter into any extensions thereof.
We are exposed to credit risk through our relationships with several customers and our affiliate.
We are subject to credit risk posed by possible defaults in payment by our bulk water customers in the Cayman Islands, Belize, the British Virgin Islands and The Bahamas and by possible defaults in payment of loan receivables by OC-BVI and the Water Authority-Cayman. Adverse economic conditions affecting, or financial difficulties of, those parties could impair their ability to pay us or cause them to delay payment. We depend on these parties to pay us on a timely basis. Our outstanding accounts receivable are not covered by collateral or credit insurance. Any delay or default in payment could adversely affect our cash flows, financial condition and results of operations.
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
Future sales of our common shares may depress the market price of our common shares.
If we or our existing shareholders sell substantial amounts of common shares or if it is perceived that such sales could occur, the market price of our common shares could decline. In addition, if these sales were to occur, we may find it difficult to sell equity or equity-related securities in the future at a time and price that we deem desirable.
We may not pay dividends in the future. If dividends are paid, they may be in lesser amounts than past dividends.
Our shareholders may receive dividends out of legally available funds if, and when, they are declared by our Board of Directors. We have paid dividends in the past, but may cease to do so at any time. Under the agreements governing certain of our outstanding debt obligations, we may only pay dividends from “cash flows,” defined under the applicable agreement as consolidated net income plus non-cash charges less capital expenditures and scheduled debt repayment, calculated annually on a fiscal year basis. We may incur increased capital requirements or additional indebtedness in the future that may restrict our ability to declare and pay dividends. We may also be restricted from paying dividends in the future due to restrictions imposed by applicable corporate laws, our financial condition and results of operations, covenants contained in our financing agreements, management’s assessment of future capital needs and other factors considered by our Board of Directors. We may not continue to pay dividends in the future or, if dividends are paid, they may not be in amounts similar to past dividends.

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
During the year ended December 31, 2008, the average daily trading volume of our common shares was approximately 87,000 shares, a much lower trading volume than the stock of many other companies listed on the NASDAQ Global Select Market. A public trading market having the desired characteristics of depth, liquidity and orderliness depends on the presence in the market of willing buyers and sellers of our common shares at any given time. This presence in turn depends on the individual decisions of investors and general economic and market conditions over which we have no control. As a consequence of the limited volume of trading in our common shares, an investor in our stock may have difficulty selling a large number of our common shares in the manner or at the price that might be attainable if our common shares were more actively traded. In addition, as a result of our low trading volume, the market price of our common shares may not accurately reflect their value.
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
Option Deed. Our Board of Directors has adopted an Option Deed that is intended to improve the bargaining position of our Board of Directors in the event of an unsolicited offer to acquire our outstanding stock. Under the terms of the Option Deed, a stock purchase right is attached to each of our current or future outstanding common shares issued prior to the time the purchase rights become exercisable, are redeemed or expire. The purchase rights will become exercisable only if an individual or group has acquired, or obtained the right to acquire, or announced a tender or exchange offer that if consummated would result in such individual or group acquiring beneficial ownership of 20% or more of our outstanding common shares. Upon the occurrence of a triggering event, the rights will entitle every holder of our common shares, other than the acquirer, to purchase our shares or shares of our successor on terms that would likely be economically dilutive to the acquirer. Under certain circumstances, instead of common shares, our Board of Directors may issue cash or debt securities. Our Board of Directors, however, has the power to amend the Option Deed so that it does not apply to a particular acquisition proposal or to redeem the rights for a nominal value before they become exercisable. These features will likely encourage an acquirer to negotiate with our Board of Directors before commencing a tender offer or to condition a tender offer on our Board of Directors taking action to prevent the purchase rights from becoming exercisable. In March 2007, our Board extended the expiration date of the Option Deed through July 2017.
As a result of these anti-takeover measures, we could deter efforts to make changes to, or exercise control over, current management. In addition, our shareholders may not have an opportunity to sell their common shares to a potential acquirer at the acquirer’s offering price, which is typically at a premium to market price.
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
Cayman Island Properties
Governor’s Harbour Plant
We own our Governor’s Harbour plant and the 8,745 square feet of buildings, which contain the water treatment facility and warehouse space, and operate and maintain the plant through our wholly-owned subsidiary, Cayman Water. The plant is located on 3.2 acres, including 485 feet of waterfront. The current water production capacity of our Governor’s Harbour plant is 2.2 million U.S. gallons per day. On this site we also have three 1.0 million U.S. gallon potable water storage tanks.
We own an approximately 1 acre property adjacent to our Governor’s Harbor plant which we purchased in 2007 to provide space for future additional water production and storage facilities. An approximately 8,000 square foot, single story concrete block building is currently on the site, which was formerly used as a school. We expect to demolish this building in the future in order to utilize this site for its ultimate intended purpose.

West Bay Plant
We own, operate and maintain our West Bay plant in Grand Cayman, which is located on 6.1 acres in West Bay. The plant began operating on June 1, 1995 and was expanded in February 1998, in February 2000 and again in January 2008. On this site, we have a 2,600 square foot building which houses our water production facilities, a 2,400 square foot building which houses the potable water distribution pumps, a water quality testing laboratory, and office space and water storage capacity consisting of three 1.0 million U.S. gallon potable water tanks. The capacity of our West Bay plant was extended to 910,000 U.S. gallons per day in January 2008.
Britannia Plant
We own the Britannia seawater desalination plant in Grand Cayman, which consists of a seawater reverse osmosis production plant with a capacity of 715,000 U.S. gallons of water per day, an 840,000 U.S. gallon bolted steel water tank, potable water high service pumps, and various ancillary equipment to support the operation. We have entered into a lease of the 0.73 acre site and steel frame building, which houses the plant, from Cayman Hotel and Golf Inc., for a term of 25 years at an annual rent of $1.00.
Distribution System
We own our Seven Mile Beach and West Bay potable water distribution systems in Grand Cayman. The combined systems consist of polyvinyl chloride and polyethylene water pipes, valves, curb stops, meter boxes, and water meters installed in accordance to accepted engineering standards in the United States of America.
Leased Properties
In addition to the properties where our water plants are located, we lease approximately 5,451 square feet of office space at the Regatta Office Park, West Bay Road, Grand Cayman, Cayman Islands. The original term of the lease was three years from April 1, 2005. In October 2007 the Company exercised an option to extend the lease for a further three year period effective May 1, 2008.
OC-Cayman Properties
We have operational control over four water production plants in the Cayman Islands, one of which we own.
Red Gate Road Plant
Under the terms of the water production and supply license between OC-Cayman and the government of the Cayman Islands, OC-Cayman is allowed to use the property and the plant to produce approximately 1.3 million U.S. gallons of desalinated water per day for sale to the Water Authority-Cayman. On November 30, 2008, the license was extended for a period of one year, during which time OC-Cayman is required to continue to operate and maintain the plant. The plant was originally powered only by electricity, but was upgraded in 1994 to include diesel driven high-pressure pumps. In August 2008, the Water Authority-Cayman asked OC-Cayman to convert the high-pressure pumps back to electrical power and make other modifications and improvements to the plant. This work is expected to be completed by the end of 2009 and a further 7-year license and operating agreement put in place.
Lower Valley Plant
OC-Cayman provided the plant and equipment to the Water Authority-Cayman under a vendor-financed sale and operating agreement which has been extended on two occasions. OC-Cayman operates the electrically-powered 1.1 million U.S. gallons per day rated plant and supplies approximately 916,000 U.S. gallons of desalinated water per day to the Water Authority-Cayman.
In 2005, the Water Authority-Cayman accepted our proposal to increase the capacity of the Lower Valley plant to 1.1 million U.S. gallons per day in exchange for a seven-year extension of the license.

OC-Cayman leases the property on which the plant is located from the Water Authority-Cayman for a minimal annual rent for the duration of the operating agreement, which originally was set to expire on March 9, 2006, but was extended effective January 2006 with the seven-year extension of the license. Responsibility for operation of the plant passes to the Water Authority-Cayman upon expiration of the lease-purchase and operating agreement.
North Sound Plant
Construction of this plant was completed in November 2002. OC-Cayman provided the plant and equipment to the Water Authority-Cayman under a seven-year vendor-financed sale and operating agreement. OC-Cayman operates the electrically powered plant and supplies approximately 1.59 million U.S. gallons of desalinated water per day to the Water Authority-Cayman. OC-Cayman leases the property on which the plant is located from the Water Authority-Cayman for a minimal annual rent, for the duration of the sale and operating agreement. The sale and operating agreement and property lease were recently extended and are expected to expire in the first quarter of 2014. Responsibility for operation of the plant passes to the Water Authority-Cayman upon expiration of the sale and operating agreement.
Belize Properties
We own our San Pedro water production facility in Ambergris Caye, Belize. The plant consists of a one story concrete block building, which contains a seawater RO water production plant with a production capacity of 550,000 U.S. gallons per day. We lease from the Government of Belize at an annual rent of BZE$1.00, land on which our plant is located. The lease commenced on April 27, 1993 and expires in April 2026.
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

On November 17, 2006, Gruppozecca Bahamas Limited (“GBL”) filed a Statement of Claim in the Supreme Court of the Commonwealth of the Bahamas against CW-Bahamas, seeking damages in excess of $950,000 for CW-Bahamas alleged breach of its obligations under an agreement between GBL and CW-Bahamas relating to the construction of our Blue Hills plant. We believe that the claims made by GBL against CW-Bahamas are without merit, and intend to vigorously defend against such claims. This matter is presently scheduled to go to trial in October 2009.
From time to time the Company is involved in legal proceedings or claims arising in the normal course of business. Other than already disclosed, the Company is not aware of any legal proceedings or claims, either threatened or pending, that management believes would result in a material adverse effect on the financial position or results of operations.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
No matter was submitted during the fourth quarter of the fiscal year covered by this Annual Report to a vote of security holders, through the solicitation of proxies or otherwise.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our Class A common stock is listed on the NASDAQ Global Select Market and trades under the symbol “CWCO.” Listed below, for each quarter of the last two fiscal years, are the high and low closing prices for our Class A common stock on the NASDAQ Global Select Market.

	High	Low
First Quarter 2008	$28.78	$18.00
Second Quarter 2008	24.95	15.92
Third Quarter 2008	23.20	16.00
Fourth Quarter 2008	15.12	8.64

First Quarter 2007	$27.75	$23.71
Second Quarter 2007	30.03	23.61
Third Quarter 2007	36.10	27.70
Fourth Quarter 2007	34.38	24.60
No trading market exists for our redeemable preferred shares, which are only issued to, or purchased by, long-term employees of our company and must be held by these employees for a period of four years before they vest.
On October 3, 2008, we issued 3,899 shares of common stock to our directors under the Non-Executive Directors’ Share Plan in consideration for their service on our Board of Directors and the committees thereof. See “Item 11. Executive Compensation — Director Compensation.”
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

Our 2,023,850 Bahamian Depository Receipts (“BDRs”) are listed and traded only on the Bahamian International Stock Exchange (“BISX”). Currently 404,770 shares of our common stock underlie the BDRs and are held in a custodial account in The Bahamas. The BDRs are subject to dividend payments, when and if declared, in proportion to their relative value to our common shares..

Holders
On March 10, 2009, we had 885 holders of record of our common stock.
Dividends
We have paid dividends to owners of our common shares and redeemable preference shares since we began declaring dividends in 1985. However, the payment of any future cash dividends will depend upon our earnings, financial condition, cash flows, capital requirements and other factors our Board deems relevant in determining the amount and timing of such dividends.
The Board of Directors declares and approves all dividends.
Listed below, for each quarter of the last two fiscal years, is the amount of dividends declared on our issued and outstanding shares of common stock and redeemable preferred shares.

First Quarter 2008	$0.1300	Per Share
Second Quarter 2008	0.0650	Per Share
Third Quarter 2008	0.0650	Per Share
Fourth Quarter 2008	0.0650	Per Share

First Quarter 2007	$0.0650	Per Share
Second Quarter 2007	0.0650	Per Share
Third Quarter 2007	0.0650	Per Share
Fourth Quarter 2007	—	Per Share
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
The table below contains selected financial data, expressed in U.S. dollars, derived from our audited consolidated financial statements for each of the years in the five-year period ended December 31, 2008. Our consolidated financial statements are prepared in accordance with the accounting principles generally accepted in the United States (“US-GAAP”). As a result, all financial information presented herein has been prepared in accordance with US-GAAP. This selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and with our consolidated financial statements and related notes thereto contained elsewhere in this Annual Report. The financial data for the year ended December 31, 2004 includes other income of approximately $591,000 related to insurance proceeds received in connection with Hurricane Ivan. Historical per share information set forth below has been retroactively adjusted to reflect our 2-for-1 stock split on August 25, 2005.

	Year Ended December 31,
	2008	2007	2006	2005	2004
Statement of Income Data:
Revenue	$65,678,959	$54,076,865	$42,607,330	$28,365,680	$24,789,502
Net Income	7,209,716	11,387,651	7,521,126	5,514,258	6,197,383

Balance Sheet Data:
Total Assets	154,656,574	149,330,884	138,961,343	88,365,191	70,825,049
Long Term Debt Obligations	22,358,340	23,500,593	24,654,660	19,378,212	12,856,226
Redeemable Preferred Stock	10,420	12,650	14,983	19,382	16,705

Dividends Declared Per Share	$0.325	$0.195	$0.24	$0.24	$0.23
Basic Earnings Per Share	$0.50	$0.79	$0.60	$0.47	$0.54
Weighted Average Number of Shares	14,519,847	14,404,732	12,440,195	11,767,573	11,474,264

Diluted Earnings Per Share	$0.50	$0.79	$0.59	$0.45	$0.53
Weighted Average Number of Shares	14,538,971	14,495,364	12,737,486	12,161,407	11,759,010

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Our operations and activities are now conducted at fourteen plants in five countries: the Cayman Islands, The Bahamas, the British Virgin Islands, Belize and Bermuda and in three business segments: retail, bulk and services. The following table sets forth the comparative combined production capacity of our retail, bulk and affiliate operations as of December 31 of each year.

Comparative Operations
2008				2007
Location	Plants	Capacity(1)		Location	Plants	Capacity(1)
Cayman Islands	6	7.8		Cayman Islands	6	7.6
Bahamas	3	10.4		Bahamas	3	10.4
Belize	1	0.6		Belize	1	0.6
British Virgin Islands	3	2.4	(2)	British Virgin Islands	2	1.7	(2)
Bermuda	1	0.6		Bermuda	—	—

Total	14	21.8		Total	12	20.3

(1)	In millions of U.S. gallons per day.

(2)	Owned and operated by our affiliate OC-BVI. The 2007 capacity does not include OC-BVI’s 700,000 U.S. gallons per day plant at Bar Bay, Tortola that was operationally ready in December 2008 and began generating revenues in January 2009.
Cayman Islands
We have been operating our business on Grand Cayman Island since 1973 and have been using RO technology to convert seawater to potable water since 1989. There is a limited natural supply of fresh water on the Cayman Islands. We currently have an exclusive license from the Cayman Islands government to process potable water from seawater and then sell and distribute that water by pipeline to Seven Mile Beach and West Bay, Grand Cayman. Our operations consist of six reverse osmosis seawater conversion plants which provide water to approximately 4,600 retail residential and commercial customers within a government licensed area and bulk water sales to the Water Authority-Cayman. Our pipeline system in the Cayman Islands covers the Seven Mile Beach and West Bay areas of Grand Cayman and consists of approximately 71 miles of polyvinyl chloride and high density polyethylene pipe. During 2008, we supplied approximately 772 million U.S. gallons (2007: 803 million U.S. gallons) of water to our retail water customers and 1,045 million U.S. gallons (2007: 993 million U.S. gallons) to our bulk customers in Grand Cayman.
Bahamas
CW-Bahamas produces potable water from three reverse osmosis seawater conversion plants. Two of these plants, the Windsor plant and the Blue Hills plant, are located in New Providence and have a total installed capacity of 9.8 million U.S. gallons per day. CW-Bahamas supplies water from these plants on a take or pay basis to the Water and Sewerage Corporation of The Bahamas under long-term build, own and operate supply agreements. During 2008, we supplied approximately 3.0 billion U.S. gallons (2007: 3.2 billion U.S. gallons) of water to the Water and Sewerage Corporation from these plants. CW-Bahamas’ third plant is located in Bimini, has a capacity of 115,000 U.S. gallons per day, and provides potable water to the Bimini Sands Resort and to the Bimini Beach Hotel. During 2008, we supplied approximately 6.0 million U.S. gallons (2007: 4.0 million U.S. gallons) of water to these customers. We have also sold water intermittently to the WSC from our Bimini plant when their regular supply was unavailable. During 2008, we supplied the WSC with 2.5 million U.S. gallons of water from our Bimini plant.
Belize
Our Belize operation, which was acquired on July 21, 2000, consists of one reverse osmosis seawater conversion plant on Ambergris Caye, Belize, Central America capable of producing 550,000 U.S. gallons per day. We sell water to one customer, Belize Water Services Limited, which then distributes the water through its own distribution system to residential, commercial and tourist properties on Ambergris Caye. During 2008, we supplied approximately 155 million U.S. gallons (2007: 149 million U.S. gallons) of water to our Bulk water customer in Belize.
British Virgin Islands
We hold an equity position in, and shared management of, OC-BVI. This affiliate produces potable water from two reverse osmosis seawater conversion plants in Tortola, British Virgin Islands. These plants have a total installed capacity of 2.4 million U.S. gallons per day and provide water to the Department of Water and Sewerage of the Ministry of Communications and Works of the Government of the British Virgin Islands. OC-BVI’s third plant, located on the island of Jost van Dyke, has a capacity of 21,000 U.S. gallons per day and provides potable water to the Department of Water and Sewerage of the British Virgin Islands Government. During 2008, OC-BVI supplied approximately 531 million U.S. gallons (2007: 536 million U.S. gallons) of water to its customer.
Bermuda
In June 2006, we formed a Bermuda-based affiliate, CW-Bermuda with two other shareholders. We own 40% of the equity interest and voting rights of CW-Bermuda. CW-Bermuda has entered into a contract with the Government of

Bermuda for the design, construction and sale of a desalination plant in two phases, to be located on Tynes Bay along the northern coast of Bermuda. The first phase of this plant was completed and began operating at the end of 2008 and we expect that the second phase will be completed during the first half of 2009. We expect to manage this plant on behalf of the Bermuda government for a period of not less than 12 months from completion of its construction. CW-Bermuda will receive approximately $10.7 million in revenues under the contract for the construction of the plant and its operation.
We have entered into a management services agreement with CW-Bermuda for the design, construction and operation of the Tynes Bay plant, under which we receive fees for direct services, purchasing activities and proprietary technology.
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
As a quoted market price for OC-BVI’s stock is not available, to test for possible impairment of our investment in OC-BVI we estimate its fair value by calculating the expected cash flows from our investment in OC-BVI using the guidance set forth under the FASB Statement of Financial Accounting Concepts No. 7, “Using Cash Flow Information and Present Value in Accounting Measurements.” In accordance with this FASB statement we (i) identify various possible outcomes of the Baughers Bay dispute and negotiations for a definitive contract for OC-BVI’s new Bar Bay plant; (ii) estimate the cash flows associated with each possible outcome, and (iii) assign a probability to each outcome based upon discussions held to date by OC-BVI’s management with the BVI government and OC-BVI’s legal counsel. The resulting probability weighted sum represents the expected cash flows, and our best estimate of future cash flows, to be derived from our investment in OC-BVI.
The identification of the possible outcomes for the Baughers Bay dispute, the projections of cash flows for each outcome, and the assignment of relative probabilities to each outcome all represent significant estimates made by us. While we have used our best judgment to identify the possible outcomes and expected cash flows for these outcomes and assign relative probabilities to each outcome, these estimates are by their nature highly subjective and are also subject to material change by our management over time based upon additional information from OC-BVI’s management and legal counsel, a change in the status of negotiations and/or OC-BVI’s litigation with the BVI government. The ultimate resolutions of the Baughers Bay issue and the negotiations for a definitive contract for the Bar Bay plant may differ significantly from our estimates and may result in actual cash flows from OC-BVI that vary materially from the expected cash flows we use in determining OC-BVI’s fair value. If OC-BVI and the BVI government are unable to agree on a new contract for Baughers Bay and this matter proceeds to resolution through the Courts, the BVI government’s right of ownership under the 1990 Agreement could be found to be enforceable, in which case OC-BVI could lose its Baughers Bay water supply arrangement with the BVI government or may be forced to accept a water supply arrangement with the BVI government on terms less favorable to OC-BVI, and if the BVI government exercises its purported right, OC-BVI could lose ownership of the Baughers Bay plant. Even if OC-BVI is able to refute the BVI government’s purported right of ownership, OC-BVI may elect to accept a new contract on less favorable terms. OC-BVI may be unsuccessful in negotiating a definitive contract for the Bar Bay plant on terms it finds acceptable. Any of these or other possible outcomes could result in actual cash flows from our investment in OC-BVI that are significantly lower than our estimate. In such case, we could be required to record an impairment charge to reduce the carrying value of our investment in OC-BVI. Such impairment charge would reduce our earnings and could have a material adverse impact on our results of operations and financial condition.
Goodwill and other intangible assets. Goodwill represents the excess costs over fair value of the assets of an acquired business. Goodwill and intangible assets acquired in a business combination accounted for as a purchase and determined to have an indefinite useful life are not amortized, but are tested for impairment at least annually in accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets.” We periodically evaluate the possible impairment of goodwill. Management identifies our reporting units and determines the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units. We determine the fair value of each reporting unit by calculating the expected cash flows from each reporting unit and compare the fair value to the carrying amount of the reporting unit. To the extent the carrying amount of the reporting unit exceeds the fair value of the reporting unit, we are required to perform the second step of the impairment test, as this is an indication that the reporting unit goodwill may be impaired. In this step, we compare the implied fair value of the reporting unit goodwill with the carrying amount of the reporting unit goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit to all the assets (recognized and unrecognized) and liabilities of the reporting unit in a manner similar to a purchase price allocation, in accordance with SFAS No. 141, “Business Combinations.” The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. If the implied fair value is less than its carrying amount, the impairment loss is recorded. Based upon our annual tests to date, we have not experienced any impairment losses on our recorded amounts of goodwill.
Plant construction revenue and cost of plant construction revenue. We recognize revenue and related costs as work progresses on fixed price contracts for the construction of desalination plants to be sold to third parties using the percentage-of-completion method, which relies on contract revenue and estimates of total expected costs. We follow this method since we can make reasonably dependable estimates of the revenue and costs applicable to various stages of a contract. Under the percentage-of-completion method, we record revenue and recognize profit or loss as work on the contract progresses. Our engineering personnel estimate total project costs and profit to be earned on each long term, fixed price contract prior to commencement of work on the contract and update these estimates as work on the contract progresses. The cumulative amount of revenue recorded on a contract at a specified point in time is that percentage of total estimated revenue that incurred costs to date comprise of estimated total contract costs. As work progresses, if the actual contract costs exceed estimates, the profit recognized on revenue from that contract decreases. We recognize the full amount of any estimated loss on a contract at the time the estimates indicate such a loss. To date we have not experienced a material adverse variation from our cost estimates for plants constructed for sale to third parties.
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
Quarterly Results of Operations
The following table presents unaudited quarterly results of operations for the eight quarters ended December 31, 2008. We believe that all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly such quarterly information.

	Year Ended December 31, 2008
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Total revenues (1)	$14,291,562	$17,842,585	$17,204,593	$16,340,219
Gross profit	4,536,058	4,907,175	4,625,261	4,565,349
Net income	1,673,867	1,979,623	1,780,017	1,776,209
Diluted earnings per share	0.12	0.14	0.12	0.12

	Year Ended December 31, 2007
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Total revenues (1)	$13,991,106	$13,105,877	$13,145,719	$13,834,163
Gross profit	5,303,355	4,484,296	4,320,275	4,576,300
Net income	3,587,478	2,621,537	2,509,164	2,669,472
Diluted earnings per share	0.25	0.18	0.17	0.18

(1)	During the fourth quarter of 2008 we reclassified to revenues certain amounts charged to our customers for increases in energy costs. Such amounts had previously been reflected in our consolidated results of operations as a reduction of the energy component of our cost of revenues (see Note 2 of Notes to Consolidated Financial Statements). The impact of these reclassifications on the amounts of revenue previously reported in our Quarterly Reports on Form 10-Q is as follows:

	Year Ended December 31, 2008
	First	Second	Third
	Quarter	Quarter	Quarter
Revenues, as reported	$12,735,729	$16,037,848	$15,221,783
Reclassification of energy recovery	1,555,833	1,804,737	1,982,810

Revenues, as adjusted	$14,291,562	$17,842,585	$17,204,593

	Year Ended December 31, 2007
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Revenues, as reported	$12,734,610	$11,964,380	$11,919,463	$12,531,394
Reclassification of energy recovery	1,256,496	1,141,497	1,226,256	1,302,769

Revenues, as adjusted	$13,991,106	$13,105,877	$13,145,719	$13,834,163

These reclassifications had no effect upon previously reported gross profit or net income.

Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and accompanying notes included under Part II, Item 8 of this Annual Report.
Year Ended December 31, 2008 Compared to Year Ended December 31, 2007
Consolidated Results
Net income for the year ended December 31, 2008 was $7,209,716 ($0.50 per share on a fully-diluted basis) as compared to $11,387,651 ($0.79 per share on a fully-diluted basis) for the year ended December 31, 2007. The variation in the amount we recognized in our results of operations relating to our equity investment in our affiliate OC-BVI is the primary factor for our decline in net income from 2007 to 2008.
Total revenues for the year ended December 31, 2008 increased to $65,678,959 from $54,076,865 for the year ended December 31, 2007 due to an increase in bulk water revenues and revenues from plant construction contracts. Gross profit for the year ended December 31, 2008 was $18,633,843, or 28% of total revenues, as compared to $18,684,226, or 35%, for the previous year. For further discussion of revenues and gross profit for the year ended December 31, 2008, see the “Results by Segment” analysis that follows.
General and administrative (“G&A”) expenses were $8,789,185 and $9,478,308 on a consolidated basis for 2008 and 2007, respectively. During 2008, we changed the bonus arrangements for our executive management. Consequently, consolidated compensation expense declined from 2007 to 2008 by approximately $376,000 due to a reduction of approximately $911,000 in bonuses paid to our Chairman and our Chief Executive Officer. We also lowered professional fees by approximately $399,000 from 2007 to 2008 by reducing our use of consultants. Offsetting these cost reductions was an increase of approximately $166,000 in insurance expense, reflecting an increase in premiums.
Interest income for 2008 was $1,393,691, down $518,000 from 2007 due to a decrease in both the average balance of funds invested and the rates earned on such balances.
Due to OC-BVI’s inability to resolve its on-going contractual dispute with the BVI government relating to its Baughers Bay plant, we changed our policy for recognizing the results of this affiliate effective January 1, 2008. Consequently, we reported a loss from our investment in OC-BVI for the year ended December 31, 2008 of approximately $2,346,000. For the year ended December 31, 2007, our equity in the earnings of OC-BVI was approximately $1,663,000 and we earned approximately $652,000 on our profit sharing agreement for OC-BVI. See further discussion of the OC-BVI situation at “Liquidity and Capital Resources — Material Commitments, Contingencies and Expenditures — OC-BVI Contract Dispute.”
Results by Segment
Retail Segment:
The retail segment contributed $4,652,610 to our income from operations in 2008 as compared to $4,472,237 in 2007.
Revenues generated by our retail water operations were $22,369,806 and $22,225,765 for 2008 and 2007, respectively. Total U.S. gallons sold by retail operations decreased by approximately 4% from 2007 to 2008. The increase in retail revenues for 2008, despite the decrease in volume of water sold, is attributable to energy cost increases billed to customers which in 2008 exceeded by approximately $939,000 the comparable amounts billed to customers in 2007.

The retail segment generated gross profit of $11,803,059 (53% of revenues) in 2008 as compared to $12,294,829 (55% of revenues) in 2007. The slightly lower gross profit in 2008 results from the decrease in plant utilization.
Consistent with prior periods, we record all non-direct G&A expenses in our retail business segment and do not allocate any of these non-direct costs to our other two business segments. Retail G&A expenses for 2008 were $7,150,449, down $672,143 from 2007. During 2008 we changed the bonus arrangements for our executive management. Consequently, consolidated compensation expense declined from 2007 to 2008 by approximately $419,000 due to a reduction of approximately $911,000 in bonuses paid to our Chairman and our Chief Executive Officer. We also lowered professional fees by approximately $191,000 from 2007 to 2008 by reducing our use of consultants.
Bulk Segment:
The bulk segment contributed $3,184,107 to our income from operations in 2008, as compared to $2,803,738 in 2007.
Revenues from our bulk segment for the year ended December 31, 2008 and 2007 were $30,121,536 and $24,320,392, respectively. Revenues from the bulk segment grew from 2007 to 2008 due to increased revenues for our operations in the Bahamas and Grand Cayman of approximately $3,999,000 and $1,527,000, respectively. The additional revenues in 2008 for our Bahamas operations result from water produced and invoiced by our Blue Hills plant and from an increase in diesel and electricity pass-through charges. In 2007, we provided a comparable amount of water from our Blue Hills plant but did not invoice for the equivalent of 1.2 million U.S. gallons per day for the first six months of 2007 due to our commitment under our non-revenue water (“NRW”) agreement with the WSC. The additional revenues in 2008 for our Grand Cayman operations result primarily from an increase in diesel and electricity pass-through charges.
Gross profit for our bulk segment was $4,563,704 and $4,241,634 for the year ended December 31, 2008 and 2007, respectively. Gross profit as a percentage of bulk revenues was 15% for the year ended December 31, 2008 and 17% for the year ended December 31, 2007. In 2007, we incurred approximately $427,000 in variable production costs for NRW we supplied from our Blue Hills plant which were not incurred in 2008. Our gross profit in 2008 for our bulk segment was adversely impacted by our Bahamas operations due to additional diesel costs for our Windsor plant. Our contracts with the WSC allow us to invoice increases in diesel costs to the WSC if our plants are operating at or better than the efficiency specified in the contracts. In early 2006, we reconfigured the Windsor plant in order to mitigate membrane fouling. However, this reconfiguration resulted in a decrease in the fuel efficiency of the Windsor plant to a level below that required under our contract with the WSC and as a result, we could not charge a portion of the Windsor plant’s diesel costs to the WSC. The impact of this inefficiency was exacerbated by a 70.2% rise in diesel fuel prices over the first nine months of 2008 as compared to same period of 2007. Consequently, our diesel costs for the Windsor plant for the nine months ended September 30, 2008 exceeded the amount that could be billed to the WSC by approximately $638,000. We constructed and commissioned new feed water wells and replaced the reverse osmosis membranes on two of four of our production trains effective September 2008. These improvements have allowed us to reverse the plant reconfiguration, and the results for the fourth quarter of 2008 indicate that the Windsor plant’s fuel efficiency has improved. However, the gross profit for our Bahamas operations may continue to be adversely affected by its diesel costs if these improvements do not maintain the efficiency of the plant at the minimum required by contract. Our gross profit in 2008 was also adversely impacted by our Belize operations due to a fixed asset write-off of approximately $82,000.
Included in our consolidated balance sheet as of December 31, 2008 are approximately $8.2 million in accounts receivable due to our Bahamas subsidiary from the WSC. We have met with representatives of the Bahamas government to inquire as to the reasons for the increase in the receivables balance since December 31, 2007. We have been informed by Bahamian government representatives that the delay in paying our accounts receivables is due to operating issues within the WSC, that the delay does not reflect any type of dispute with us with respect to the amounts owed, and that the amounts will ultimately be paid in full. Based upon these communications, we believe that the accounts receivable from the WSC are fully collectible and therefore have not provided any allowance for possible non-payment of these receivables as of December 31, 2008. As of February 28, 2009, CW-Bahamas’ accounts receivable balance from the WSC amounted to $8.0 million. See further discussion of this matter at “Liquidity and Capital Resources — Material Commitments, Expenditures and Contingencies — CW-Bahamas Liquidity.”

Bulk segment G&A expenses for, 2008 and 2007 were $1,379,597 and $1,437,896 respectively. The reduction in G&A expenses from 2007 to 2008 primarily reflects a $172,000 reduction in consultant fees.
Services Segment:
The services segment contributed $2,007,941 and $1,929,943 to our income from operations years ended December 31, 2008 and 2007, respectively.
Revenues from services were $13,187,617 for the year ended December 31, 2008 as compared to $7,530,708 for the same period in 2007. Services revenues increased from 2007 to 2008 due to higher relative project construction expenditures in 2008.
Gross profit for the year ended December 31, 2008 increased to $2,267,080 from $2,147,763 for the same period in 2007. Gross profit in 2008 was reduced by a write-off of approximately $177,000 relating to a damaged diesel generator that was leased to our Windsor plant in the Bahamas by our services segment. Additionally, the gross profit for our services segment no longer benefits from our former Barbados service contract which expired in June 2007. Our Barbados gross profit amounted to approximately $114,000 for the year ended December 31, 2007.
G&A expenses for the services segment were $259,139 and $217,820 for 2008 and 2007, respectively.
Year Ended December 31, 2007 Compared to Year Ended December 31, 2006
Consolidated Results
Net income for the year ended December 31, 2007 was $11,387,651 ($0.79 per share on a fully-diluted basis) as compared to $7,521,126 ($0.59 per share on a fully-diluted basis) for the year ended December 31, 2006.
Total revenues for the year ended December 31, 2007 increased to $54,076,865 from $42,607,330 for the year ended December 31, 2006 primarily due to an increase in bulk water revenues and revenues from plant construction contracts. Gross profit for the year ended December 31, 2007 was $18,684,226, or 35% of total revenues, as compared to $15,613,806, or 37%, for the previous year. For further discussion of revenues and gross profit for the year ended December 31, 2007, see the “Results by Segment” analysis that follows.
General and administrative (“G&A”) expenses were $9,478,308 and $8,432,073 on a consolidated basis for 2007 and 2006, respectively. Compensation expenses for 2007 exceeded those for 2006 by approximately $637,000 due to incremental hires for our Aquilex, Inc. office and an increase in accrued management bonuses. Directors’ fees and expenses for 2007 exceeded those for 2006 by approximately $271,000. During 2008, we changed the bonus arrangements for our executive management and reduced the size of some of our Board committees with the intention of reducing the aggregate amount paid for directors’ fees and expenses in 2008 from that paid in 2007.
Interest income for 2007 was $1,911,303, up $1.6 million from 2006. This increase reflects the investment of available cash balances (the majority of which arose from the stock offering we completed in December 2006) during the year in interest bearing, cash equivalent deposits. Interest expense for 2007 of $1,856,277 was consistent with that incurred for 2006 of $1,886,518.
Results by Segment
Retail Segment:
Revenues generated by our retail water operations were $22,225,765 and $20,589,187 for 2007 and 2006, respectively. By volume of gallons sold, our retail revenues increased by approximately 6.25% in 2007 when compared to 2006.
As a result of the added revenues the retail segment generated gross profit of $12,294,829 (55% of revenues) in 2007 as compared to $11,367,577 (55% of revenues) in 2006.

Consistent with prior periods, we record all non-direct G&A expenses in our retail business segment and do not allocate any of these non-direct costs to our other two business segments. Retail G&A expenses for 2007 were $7,822,592, up $736,081 from 2006. The increase in G&A expenses for 2007 is attributable to a rise in compensation expense of approximately $603,000 resulting from incremental hires for our Aquilex, Inc. office and an increase in accrued management bonuses as well as incremental directors’ fees and expenses of approximately $217,000. During 2008, we changed the bonus arrangements for our executive management and we reduced the size of some of our Board committees with the intention of reducing the aggregate amount paid for directors’ fees and expenses in 2008 from that paid in 2007.
Bulk Segment:
Bulk segment revenues were $24,320,392 and $20,095,870 for 2008 and 2007, respectively. Revenues from the bulk segment grew from 2006 to 2007 primarily due to our operations in the Bahamas, as our Blue Hills plant did not begin operations until July 2006.
Gross profit dollars for our bulk segment were $4,241,634 and $3,424,748 for 2007 and 2006, respectively. Gross profit as a percentage of bulk revenues was 17% for both 2007 and 2006.
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
The 2007 bulk segment gross profit was adversely affected by the NRW component of our agreement with the WSC for the Blue Hills plant. This element of the agreement required us to reduce the amount of water lost by the public water distribution system on New Providence Island over a one year period by 438 million U.S. gallons. Until such time as we demonstrated to the WSC that we have achieved this reduction, we were required to provide 1.2 million U.S. gallons of water per day to the WSC from the Blue Hills plant at no cost to the WSC. The variable costs associated with providing this free water to WSC were significant to overall plant operating costs and impacted the overall gross profit on water revenues from the Blue Hills plant during 2007.
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
Our cash flows from operations are derived from distributions and management fees paid to us by our operating subsidiaries. Cash flows from our subsidiaries’ operations are dependent upon the revenue amounts generated, which are affected primarily by tourism, weather conditions, changes in our customer base, the timing and level of rate increases, overall economic conditions and other factors and the timing of the collection of these revenues from our customers. Distributions from CW-Bahamas to us are subject to certain restrictions under the terms of its credit facility. See “Borrowings Outstanding — CW-Bahamas Credit Facility Refinancing.”
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
Cash Flows for the Year Ended December 31, 2008
Our cash and cash equivalents decreased from $38,529,383 as of December 31, 2007 to $36,261,345 as of December 31, 2008.
Cash Flows from Operating Activities
Operating activities provided net cash for the year ended December 31, 2008 of $7,860,063. This cash provided reflects net income generated for the year of $7,209,716 as adjusted for (i) various items included in the determination of net income that do not affect cash flows during the year and (ii) changes in the other components of working capital. The more significant of such items and their approximate amounts for 2008 included depreciation and amortization ($6.6 million), the equity in the loss from OC-BVI ($2.5 million) and a net increase in accounts receivable during the year ($11.5 million).
Cash Flows Used in Investing Activities
Our investing activities used $5,067,242 in net cash during the year ended December 31, 2008. Approximately $3.1 million was used to fund expansion of our desalination plant at Governor’s Harbour, $900,000 was spent on an expansion of the well field at our Windsor plant and we had miscellaneous other property additions of approximately $2.6 million. We collected $1,572,893 on our loans receivable.
Cash Flows Used in Financing Activities
We used $5,060,859 in net cash in our financing activities during 2008. During the year we made $1,283,195 in scheduled payments on our debt and paid dividends of $3,777,664.

Financial Position
Our total assets increased from approximately $149.3 million as of December 31, 2007 to approximately $154.7 million as of December 31, 2008.
Accounts receivable as of December 31, 2008 were approximately $13.9 million, up almost $4.1 million from December 31, 2007. This increase is due to WSC’s delay in paying amounts invoiced by CW-Bahamas which has increased CW-Bahamas’ accounts receivable balances by approximately $3.3 million since year end.
The balance of costs and estimated earnings in excess of billings — construction project of approximately $7.4 million as of December 31, 2008 represents revenues earned to date on the construction of the Frank Sound plant for the Water Authority — Cayman. This receivable balance is non-current as it will be paid by the Water Authority — Cayman through the issuance of a long term note to us upon the commissioning of the plant.
Our inventory growth from approximately $3.6 million as of December 31, 2007 to approximately $4.6 million as of December 31, 2008 represents purchases for our Blue Hills plant and to support our overall increase in revenues.

Borrowings Outstanding
As of December 31, 2008, we had borrowings outstanding aggregating $22,358,340 that consisted of bonds payable.
5.95% Secured Bonds
In August 2006, we issued $15,771,997 principal amount secured fixed rate bonds in a private offering and received net proceeds (excluding issuance costs and after the offering discount) of $14,445,720. These bonds bear interest at a rate of 5.95%, are repayable in quarterly principal and interest installments of $526,010, and mature in 2016. We have the right to redeem the bonds in full at any time after August 4, 2009 at a premium of 1.5% of the outstanding principal and accrued interest on the bonds on the date of redemption. As of December 31, 2008, $12,987,799 in principal amount was outstanding on these secured bonds. Our obligations under the bonds are secured by fixed and floating charges (i) on all of our assets, including an equitable charge of all of the shares of Cayman Water, and (ii) on all of Cayman Water’s assets including its real estate. Cayman Water has also guaranteed our payment obligations under the bonds.
The trust deed for these bonds restricts our ability to enter into new borrowing agreements or any new guarantees without prior approval of the trustee and limits our capital expenditures, with the exception of capital expenditures to be incurred on certain defined projects, to $2,000,000 annually without prior approval by the trustee. The trust deed also contains financial covenants that require us to maintain a debt service coverage ratio of not less than 1.25 to 1, a ratio of long term debt to EBITDA (i.e. earnings before interest, taxes, depreciation and amortization) for the 12 months preceding the ratio calculation date not greater than 2.5 to 1 and a ratio of long term debt to equity equal to or less than 1.5 to 1. As of December 31, 2008, we were in compliance with the covenants under the trust.
CW-Bahamas Series A Bonds
In July 2005, CW-Bahamas sold BAH$10,000,000 Series A bonds to Bahamian citizens and permanent resident investors in The Bahamas to finance a portion of the construction cost of its Blue Hills plant. These bonds mature on June 30, 2015 and accrue interest at the annual fixed rate of 7.5%. Interest is payable quarterly. CW-Bahamas’ option to redeem the bonds in whole or in part without penalty commenced June 30, 2008. We have guaranteed CW-Bahamas repayment obligations upon an “event of default” as defined in the guarantee agreement. If we pay any amounts pursuant to the guarantee, we will be subrogated to all rights of the bondholders in respect of any such payments. The guarantee is a general unsecured obligation junior to our other secured obligations. As of December 31, 2008, BAH$10,000,000 of the Series A bonds was outstanding.
CW-Bahamas Credit Facility
CW-Bahamas has a credit facility with Royal Bank of Canada that consists of a BAH$500,000 revolving working capital loan. The obligations under the credit facility are secured by the assets of CW-Bahamas. Borrowings under the working capital loan accrue interest at the Nassau Prime rate plus 1.50% per annum. As of December 31, 2008, no amounts were outstanding under this facility.
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
The Ministry is OC-BVI’s sole customer and substantially all of its revenues through December 31, 2008 were generated from the Baughers Bay plant. For the years ended December 31, 2007 and 2006, we recognized approximately $1.6 million, and $1.4 million, respectively, in income from our equity investment in the earnings of OC-BVI. For those same years, we recognized approximately $669,000 and $1,500,000, respectively, in revenues from our management services agreement with OC-BVI. We also recognized approximately $652,000 and $508,000 in other income for the years ended December 31, 2007 and 2006, respectively, from our profit-sharing agreement with OC-BVI. In addition to our loan to, and equity investment in, OC-BVI of approximately $14.4 million, the recorded value of our management services agreement with OC-BVI, which is reflected as an intangible asset on our consolidated balance sheet, was approximately $856,000 as of December 31, 2008.
OC-BVI submitted a proposal to the Ministry in late 2006 to continue to supply water from the Baughers Bay plant. The Ministry held discussions with OC-BVI regarding a new contract but did not formally respond to OC-BVI’s proposal. Early in 2007 the Ministry unilaterally took the position that until such time as a new agreement is reached on the ownership of the plant and the price for the water produced by the plant, the Ministry would only pay that amount of OC-BVI’s billings that the Ministry purports constitutes OC-BVI’s costs of producing the water. OC-BVI responded to the Ministry that the amount the Ministry proposed to pay was significantly less than OC-BVI’s production costs. Payments made by the Ministry to OC-BVI since the Ministry’s assumption of this reduced price have been sporadic and as of December 31, 2007, OC-BVI had received payment for less than 22% of the amounts it billed the Ministry for the year then ended. On November 15, 2007, OC-BVI issued a demand letter to the BVI government for approximately $6.2 million representing amounts that OC-BVI claimed were due by the BVI government for water sold and delivered plus interest and legal fees. In response to OC-BVI’s demand for payment, the BVI government issued a letter dated November 19, 2007 that reasserted its claim that ownership of the Baughers Bay plant has passed to the BVI government and rejected OC-BVI’s claim for payment. On November 22, 2007 OC-BVI’s management was informed that the BVI government had filed a lawsuit with the Eastern Caribbean Supreme Court seeking ownership of the Baughers Bay plant. On February 11, 2008, OC-BVI filed its defense against the BVI government’s claim of ownership of the Baughers Bay plant.
During the years ended December 31, 2008, OC-BVI billed the BVI government approximately $10.7 million for water supplied and approximately $1.9 million for interest charged on amounts owed. The BVI government remitted approximately $6.7 million in payments to OC-BVI during the year ended December 31, 2008, which were applied to the outstanding accounts receivable balance as of December 31, 2007. As of December 31, 2008, OC-BVI had $14.0 million in gross accounts receivable balances that it considered due from the BVI government. On July 4, 2008, OC-BVI filed a claim with the Eastern Caribbean Supreme Court seeking recovery of $7,806,629, representing amounts owed to OC-BVI for water sold and delivered to the BVI government through May 31, 2008, $842,188 for interest accrued on amounts owed as of May 31, 2008, and future interest and costs. The $7,806,629 sum represents amounts billed at the contract prices in effect before the BVI government asserted its purported right of ownership of the plant. On July 28, 2008, the BVI government filed its defense for denial of this claim. On October 24, 2008, OC-BVI filed a reply to the BVI government’s defense to refute the purported facts contained in the defense.
During 2007, OC-BVI completed, for a total cost of approximately $8 million, the construction of a 700,000 U.S. gallons per day desalination plant located at Bar Bay, Tortola (the “Bar Bay plant”). We provided OC-BVI with a $3 million loan to fund part of this plant’s construction costs, of which $2.5 million remained outstanding as of September 30, 2008. Principal on this loan is payable in quarterly installments of $125,000 with a final balloon payment of $2 million due on August 31, 2009 and interest on the loan is due quarterly at the rate of LIBOR plus 3.5%. OC-BVI constructed this plant in response to what it believes is an extreme shortage of, and a pressing demand for, potable water on the eastern end of Tortola and anticipated entering into a bulk water supply agreement with the Ministry. On December 19, 2008 OC-BVI and the BVI government executed a binding term sheet (the “Bar Bay Agreement”) for the purchase of water by the BVI government from OC-BVI’s seawater desalination plant located at Bar Bay. The parties intend the Bar Bay Agreement to govern the terms of sale of water by OC-BVI to the BVI government until the parties execute a definitive contract. Under the terms of the Bar Bay Agreement, OC-BVI will deliver up to 600,000 U.S. gallons of water per day to the BVI government from the Bar Bay plant. However, until completion of the construction of the first phase of certain additional facilities by OC-BVI, the BVI government is not obligated to purchase any minimum volumes of water from OC-BVI. The first phase of such facilities construction involves the installation of water pipes from the plant to a BVI government-owned reservoir site and from this site to the BVI government’s piped water distribution system. This phase must be completed within six months of the signing of the proposed definitive contract. After completion of this first phase, the BVI government will be obligated to purchase at least 600,000 U.S. gallons of water per day from the plant. A second phase of construction requires OC-BVI to complete a storage reservoir on the BVI government site within twelve months of the signing of the proposed contract. The proposed seven-year contract is expected to include a seven-year extension option exercisable by the BVI government.
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
OC-BVI’s Board of Directors continues to believe that OC-BVI is contractually entitled to full payment of all amounts billed to date for water supplied to the BVI government and that OC-BVI will ultimately collect all amounts billed. However, the lack of progress with respect to the resolution of the dispute and the initiation of legal proceedings by OC-BVI to collect the accounts receivable balances indicate that OC-BVI cannot clearly meet all of the revenue recognition criteria set forth in SAB No. 104. Accordingly, effective January 1, 2008, OC-BVI changed its policy for the recording of its revenues from the Baughers Bay plant from the accrual to the equivalent of the cash method. All amounts billed by OC-BVI to the BVI government relating to Baughers Bay during the year ended December 31, 2008, which totaled approximately $10.7 million, have been recorded as deferred revenues by OC-BVI. As a result of this adjustment to OC-BVI’s revenues, we have recorded a loss from our equity in OC-BVI’s results of operations of $2,345,612 for the year ended December 31, 2008. Any cash payments made by the BVI government are applied first by OC-BVI to the remaining balance of outstanding accounts receivable that arose from billings for periods prior to and including December 2007. Such remaining December 31, 2007 accounts receivable balances were approximately $1.4 million as of December 31, 2008.

We account for our investment in OC-BVI in accordance with Accounting Principles Board Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.” This accounting pronouncement requires recognition of a loss on an equity investment that is other than temporary, and indicates that a current fair value of an equity investment that is less than its carrying amount may indicate a loss in the value of the investment. To test for possible impairment of our investment in OC-BVI, we estimated its fair value as of December 31, 2008. In making this estimate, we calculated the expected cash flows from our investment in OC-BVI using the guidance set forth under the FASB Statement of Financial Accounting Concepts No. 7, “Using Cash Flow Information and Present Value in Accounting Measurements.” In accordance with this FASB statement we (i) identified various possible outcomes of the Baughers Bay dispute and negotiations for a definitive contract on the new Bar Bay plant; (ii) estimated the cash flows associated with each possible outcome, and (iii) assigned a probability to each outcome based upon discussions held to date by OC-BVI’s management with the BVI government and OC-BVI’s legal counsel. The resulting probability-weighted sum represents the expected cash flows, and our best estimate of future cash flows, to be derived from our investment in OC-BVI. We determined that the fair value of our investment in OC-BVI, as based upon these expected cash flows, exceeded our carrying value for its investment in OC-BVI as of December 31, 2008 and therefore no loss was required to be recognized on this investment. Based upon the estimate we performed as of December 31, 2008 and the developments since that date to the date of this filing, we have concluded that no loss was required to be recognized on our investment in OC-BVI as of December 31, 2008. However, as discussed in the following paragraph, future developments could require us to record such an impairment loss during 2009.
The identification of the possible outcomes for the Baughers Bay dispute and Bar Bay definitive contract negotiations, the projections of cash flows for each outcome, and the assignment of relative probabilities to each outcome all represent significant estimates made by us. The ultimate resolution of the Baughers Bay dispute and Bar Bay definitive contract negotiations may differ significantly from our estimates and may result in actual cash flows from OC-BVI that vary materially from the expected cash flows we used in determining OC-BVI’s fair value as of December 31, 2008. If OC-BVI and the BVI government are unable to agree on a new contract for Baughers Bay and this matter proceeds to resolution through the Courts, the Ministry’s right of ownership under the 1990 Agreement could be found to be enforceable, in which case OC-BVI could lose its water supply arrangement with the Ministry or may be forced to accept a water supply arrangement with the Ministry on terms less favorable to OC-BVI, and if the BVI government exercises its purported right, OC-BVI could lose ownership of the Baughers Bay plant. Even if OC-BVI is able to refute the Ministry’s purported right of ownership, OC-BVI may elect to accept a new contract on less favorable terms. OC-BVI may be unsuccessful in negotiating a definitive contract for the Bar Bay plant on terms it finds acceptable. Any of these or other possible outcomes could result in actual cash flows from our investment in OC-BVI that are significantly lower than our estimate as of December 31, 2008. In such case, we could be required to record a material impairment charge to reduce the carrying value of our investment in OC-BVI. Such impairment charge could have a material adverse impact on our results of operations and financial condition.
Material Expenditures and Commitments
The following table summarizes our contractual obligations as of December 31, 2008:

	Total	2009	2010-2012	2013-2015	2016 and Thereafter
Secured 5.95% bonds (1)(2)	$16,306,309	$2,104,040	$6,312,120	$7,890,150	$—
Series A bonds (1)	14,875,000	750,000	2,250,000	11,875,000	—
Employment agreements	2,158,050	1,141,650	1,016,400	—	—
Operating leases	699,213	312,624	386,589	—	—
Other	306,810	196,810	60,000	—	50,000

(1)	Includes interest costs to be incurred.

(2)	Secured 5.95% bonds are shown gross of discount.
In addition to the commitments in the table above, we estimate the costs as of December 31, 2008 to complete the expansion of the Governor’s Harbour plant on Grand Cayman to be approximately $1.0 million. We further estimate the costs as of December 31, 2008 to complete the construction of the Frank Sound plant in Grand Cayman and the Tynes Bay plant in Bermuda to be $4.1 million. We project these costs will all be incurred in 2009.

CW-Bahamas Liquidity
As of December 31, 2007, CW-Bahamas was due approximately $5.3 million from the WSC. During the year ended December 31, 2008, amounts invoiced by CW-Bahamas to WSC for water supplied exceeded WSC’s payments to CW-Bahamas and as of December 31, 2008, CW-Bahamas accounts receivable from WSC totaled approximately $8.2 million.
We have met with representatives of the Bahamas government to inquire as to the reasons for the increase in the receivables balance since December 31, 2007. We have been informed by these government representatives that the delay in paying our accounts receivables is due to operating issues within the WSC, that the delay does not reflect any type of dispute with us with respect to the amounts owed, and that the amounts will ultimately be paid in full. Based upon these communications, we believe that the accounts receivable from the WSC are fully collectible and therefore have not provided any allowance for possible non-payment of these receivables as of December 31, 2008.
CW-Bahamas derived substantially all of its revenues from its contract with the WSC and is dependent upon timely collection of its accounts receivable to fund its operations. On July 31, 2008, CW-Bahamas issued WSC a written notice of WSC’s default under the payment terms of its contract with CW-Bahamas. During the year ended December 31, 2008, CW-Bahamas experienced liquidity issues that required it at times to extend the payment dates of its accounts payable.
If the WSC does not improve the timeliness and/or increase the amounts of its payments to CW-Bahamas, this subsidiary may not have sufficient liquidity to fund its operations. If this occurs, CW-Bahamas may be required to cease the production of water. Such a development could have a material adverse effect on our results of operations and financial position.
CW-Bahamas Performance Bonds
We have two contracts, one for our Windsor plant and one for our Blue Hills plant, to supply water to the WSC. Each contract requires us to guarantee delivery of a minimum quantity of water per week. If we do not meet this minimum, we are required to pay the WSC for the difference between the minimum and actual gallons delivered at a per gallon rate equal to the price per gallon that WSC is currently paying us under the contract. The Windsor and Blue Hills contracts expire in 2013 and 2026, respectively and require us to deliver 14.0 million imperial gallons and 28.0 million imperial gallons, respectively, of water each week. We are required to provide the WSC with performance and operating guarantees, in the form of bank-issued letters of credit, to secure any payments we may be required to make under the minimum delivery requirements of these contracts. As of August 5, 2008, a performance bond of $1.9 million was outstanding for the Windsor plant. We expect to obtain a performance bond for the Blue Hills plant once CW-Bahamas has received payment of its delinquent accounts receivable from the WSC.
CW-Bermuda Financing
Our affiliate, CW-Bermuda, has signed a contract with the Government of Bermuda to design, build and operate a desalination plant to be constructed in two phases at Tynes Bay on the northern coast of Bermuda. The project includes the desalination plant which will have a production capacity of 1,200,000 U.S. gallons per day, a standby electrical power plant and 1.27 miles of water delivery pipelines. Phase one of the plant was completed in late 2008 and we expect phase two will be completed by mid 2009. CW-Bermuda will operate the plant for at least 12 months after commissioning. We agreed to loan CW-Bermuda up to $7.5 million to complete construction of the project and have entered into a management agreement with CW-Bermuda to oversee construction of the plant and to operate the plant once it is completed. The total revenues to be received under this contract for the desalination plant and management agreement are estimated to be approximately $10.8 million. As of December 31, 2008, approximately $491,262 was receivable from our Bermuda affiliate. We estimate our remaining loan commitment under this facility to be approximately $1 million as of December 31, 2008.

Frank Sound Contract
In July 2007, the Cayman Islands Government awarded OC-Cayman a contract for a seawater desalination plant on Frank Sound on Grand Cayman. Under the terms of the contract, OC-Cayman will design and build this plant, sell it to the WAC, and operate it on behalf of the WAC for ten years. The design capacity of the new plant will be 2.38 million U.S. gallons per day with a contract guarantee for the delivery of 2.14 million U.S. gallons per day to the customer, the Water Authority-Cayman. It is anticipated that this project will be completed in the second quarter of 2009.
CW- Belize
In January 2009, we were informed by officials of the BWSL of potential financial difficulties at the BWSL. Although the BWSL was current with respect to its payments to CW-Belize as of December 31, 2008, such difficulties could affect the amount and timing of the BWSL’s payments for water supplied by CW-Belize in the future. We are presently unable to determine what impact the BWSL’s current financial condition will have on CW-Belize’s results of operations, financial position or cash flows.
Dividends
On January 31, 2008, we paid a dividend $0.065 to shareholders of record on January 15, 2008.
On April 30, 2008, we paid a dividend of $0.065 to shareholders of record on March 31, 2008.
On July 31, 2008, we paid a dividend of $0.065 to shareholders of record on June 30, 2008.
On October 31, 2008, we paid a dividend of $0.065 to shareholders of record on September 30, 2008.
On November 18, 2008, our Board declared a dividend of $0.065 payable on January 31, 2009 to shareholders of record on January 1, 2009.
We have paid dividends to owners of our common shares and redeemable preference shares since we began declaring dividends in 1985. Our payment of any future cash dividends will depend upon our earnings, financial condition, cash flows, capital requirements and other factors our Board deems relevant in determining the amount and timing of such dividends.
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
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
Credit Risk
We are not exposed to significant credit risk on retail customer accounts in the Cayman Islands, Bimini or the Bahamas, as our policy is to cease supply of water to customers whose accounts are more than 45 days overdue. Our primary exposure to credit risk is from accounts receivable arising from bulk water sales to the governments of Belize, The Bahamas, The British Virgin Islands, and the Cayman Islands.

As of December 31, 2008, we had approximately $1.6 million in loans receivable due from the Water Authority-Cayman and $2,250,000 in a loan receivable due from our affiliate OC-BVI. Both of these loans were current as to scheduled principal and interest payments as of December 31, 2008.
Interest Rate Risk
We are not exposed to significant interest rate risk as the annual interest rates on our Series A bonds and 5.95% bonds are fixed at 7.5% and 5.95%, respectively. As of December 31, 2008, we are subject to interest rate risk related to our $2,250,000 loan to OC-BVI that bears interest at the three month LIBOR plus 3.5% per annum.
Foreign Exchange Risk
All of our foreign currencies have fixed exchange rates to the U.S. dollar. If any of these fixed exchange rates become a floating exchange rate, however, our results of operations could be adversely affected.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
Consolidated Water Co. Ltd.
We have audited the accompanying consolidated balance sheets of Consolidated Water Co. Ltd. as of December 31, 2008 and 2007, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2008. We also have audited Consolidated Water Co. Ltd.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Consolidated Water Co. Ltd.’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the company’s internal control over financial reporting based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Consolidated Water Co. Ltd. as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Consolidated Water Co. Ltd. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
/s/ Rachlin LLP
Fort Lauderdale, Florida
March 16, 2009

CONSOLIDATED WATER CO. LTD.
CONSOLIDATED BALANCE SHEETS
(Expressed in United States dollars)

	December 31,	December 31,
	2008	2007
ASSETS
Current assets
Cash and cash equivalents	$36,261,345	$38,529,383
Accounts receivable, net	13,911,312	9,828,529
Inventory	1,617,484	1,381,225
Prepaid expenses and other current assets	1,444,445	1,411,231
Current portion of loans receivable	768,803	947,854

Total current assets	54,003,389	52,098,222

Property, plant and equipment, net	58,937,980	59,981,514
Construction in progress	6,157,958	4,989,779
Costs and estimated earnings in excess of billings — construction project	7,377,554	—
Inventory (non-current)	2,971,949	2,268,766
Loans receivable	1,560,420	2,329,262
Investment in and loan to OC-BVI	14,371,312	17,501,848
Intangible assets, net	2,144,162	2,881,900
Goodwill	3,587,754	3,587,754
Other assets	3,544,096	3,691,839

Total assets	$154,656,574	$149,330,884

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and other current liabilities	$7,310,327	$4,996,728
Dividends payable	1,006,414	60,719
Current portion of long term debt	1,229,071	1,142,255

Total current liabilities	9,545,812	6,199,702
Long term debt	21,129,269	22,358,338
Other liabilities	430,717	476,136
Minority interest in subsidiary	1,353,177	1,392,254

Total liabilities	32,458,975	30,426,430

Stockholders’ equity
Controlling interests:
Redeemable preferred stock, $0.60 par value. Authorized 200,000 shares;
issued and outstanding 17,366 and 21,082 shares, respectively	10,420	12,650
Class A common stock, $0.60 par value. Authorized 24,655,000 shares;
issued and outstanding 14,529,360 and 14,507,486 shares, respectively	8,717,616	8,704,492
Class B common stock, $0.60 par value. Authorized 145,000 shares;
none issued or outstanding	—	—
Additional paid-in capital	80,461,942	79,771,093
Retained earnings	32,340,077	29,853,720

	121,530,055	118,341,955
Non-controlling interests	667,544	562,499

Total stockholders’ equity	122,197,599	118,904,454

Total liabilities and stockholders’ equity	$154,656,574	$149,330,884

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED WATER CO. LTD.
CONSOLIDATED STATEMENTS OF INCOME
(Expressed in United States dollars)

	Year Ended December 31,
	2008	2007	2006
Retail water revenues	$22,369,806	$22,225,765	$20,589,187
Bulk water revenues	30,121,536	24,320,392	20,095,870
Services revenues	13,187,617	7,530,708	1,922,273

Total revenues	65,678,959	54,076,865	42,607,330

Cost of retail revenues	10,566,747	9,930,936	9,221,610
Cost of bulk revenues	25,557,832	20,078,758	16,671,122
Cost of services revenues	10,920,537	5,382,945	1,100,792

Total cost of revenues	47,045,116	35,392,639	26,993,524

Gross profit	18,633,843	18,684,226	15,613,806

General and administrative expenses	8,789,185	9,478,308	8,432,073

Income from operations	9,844,658	9,205,918	7,181,733

Other income (expense):
Interest income	1,393,691	1,911,303	304,945
Interest expense	(1,755,969)	(1,856,277)	(1,886,518)
Profit sharing in income from OC-BVI	—	651,981	507,849
Other income	138,915	263,912	241,338
Loss on early extinguishment of debt	—	—	(240,728)
Equity in earnings (loss) of OC-BVI	(2,345,612)	1,662,613	1,402,249

Other income (expense), net	(2,568,975)	2,633,532	329,135

Income before non-controlling and minority interests	7,275,683	11,839,450	7,510,868
Income (loss) attributable to non-controlling and minority interests	65,967	451,799	(10,258)

Net income	$7,209,716	$11,387,651	$7,521,126

Basic earnings per common share	$0.50	$0.79	$0.60

Diluted earnings per common share	$0.50	$0.79	$0.59

Dividends declared per common share	$0.325	$0.195	$0.24

Weighted average number of common shares used in the determination of:
Basic earnings per share	14,519,847	14,404,732	12,440,195

Diluted earnings per share	14,538,971	14,495,364	12,737,486

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED WATER CO. LTD.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Expressed in United States dollars)

	Redeemable				Additional			Total
	preferred stock		Common stock		paid-in	Retained	Non-controlling	stockholders’
	Shares	Dollars	Shares	Dollars	capital	earnings	interest	equity
Balance as of December 31, 2005	32,304	$19,382	12,181,778	$7,309,066	$35,367,037	$16,867,594	$—	$59,563,079
Public offering of common shares, net of issuance costs	—	—	1,725,000	1,035,000	39,104,899	—	—	40,139,899
Issue of share capital	(12,244)	(7,346)	12,244	7,346	—	—	—	—
Conversion of preferred shares	4,911	2,947	213,838	128,304	1,458,606	—	—	1,589,857
Net income	—	—	—	—	—	7,521,126	—	7,521,126
Dividends declared	—	—	—	—	—	(3,110,474)	—	(3,110,474)
Issue of options and share grants	—	—	—	—	141,168	—	—	141,168

Balance as of December 31, 2006	24,971	14,983	14,132,860	8,479,716	76,071,710	21,278,246	—	105,844,655
Conversion of preferred shares	(5,698)	(3,418)	5,698	3,418	—	—	—	—
Issue of share capital	1,809	1,085	368,928	221,358	3,666,117	—	—	3,888,560
Net income	—	—	—	—	—	11,387,651	—	11,387,651
Dividends declared	—	—	—	—	—	(2,812,177)	—	(2,812,177)
Issue of options	—	—	—	—	33,266	—	—	33,266
Capital contributions	—	—	—	—	—	—	7,200	7,200
Net income of non-controlling interests	—	—	—	—	—	—	555,299	555,299

Balance as of December 31, 2007	21,082	12,650	14,507,486	8,704,492	79,771,093	29,853,720	562,499	118,904,454
Issue of share capital	1,735	1,041	16,423	9,853	447,995	—	—	458,889
Conversion of preferred shares	(5,451)	(3,271)	5,451	3,271	—	—	—	—
Net income	—	—	—	—	—	7,209,716	—	7,209,716
Dividends declared	—	—	—	—	—	(4,723,359)	—	(4,723,359)
Issue of options	—	—	—	—	242,854	—	—	242,854
Net income of non-controlling interests	—	—	—	—	—	—	105,045	105,045

Balance as of December 31, 2008	17,366	$10,420	14,529,360	$8,717,616	$80,461,942	$32,340,077	$667,544	$122,197,599

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED WATER CO. LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in United States dollars)

	Year Ended December 31,
	2008	2007	2006
Cash flows provided by operating activities
Net income	$7,209,716	$11,387,651	$7,521,126
Add (deduct) items not affecting cash
Depreciation and amortization	6,582,499	5,921,871	4,777,868
Stock compensation on share and option grants	445,285	125,843	372,425
Loss on early extinguishment of debt	—	—	240,728
Net (profit)/loss on disposal of fixed assets	285,206	(807,781)	433,834
Equity in loss (earnings) of OC-BVI	2,505,536	(2,253,619)	(1,910,098)
Minority interest (recovery)	(39,077)	(103,499)	(10,258)
Expense attributable to non-controlling interests	105,045	562,499	—
Increase in accounts receivable and costs and estimated earnings in excess of billings	(11,460,337)	(3,734,635)	(571,743)
(Increase) in inventory	(939,442)	(855,099)	(762,683)
(Increase) decrease in prepaid expenses and other assets	640,994	(906,700)	(336,626)
(Decrease) increase in accounts payable and other liabilities	2,524,638	(123,921)	1,819,452

Net cash provided by operating activities	7,860,063	9,212,610	11,574,025

Cash flows provided by (used in) investing activities
Additions to property, plant and equipment and construction in progress	(6,640,135)	(7,756,533)	(25,887,620)
Distribution of income from affiliate	—	222,475	757,500
Proceeds from sale of minority interest in subsidiary, net	—	—	652,756
Loans to affiliate	—	—	(2,200,000)
Collections of loans receivable	1,572,893	1,019,163	770,276

Net cash provided by (used in) investing activities	(5,067,242)	(6,514,895)	(25,907,088)

Cash flows provided by (used in) financing activities
Dividends paid	(3,777,664)	(3,721,538)	(3,110,473)
Net proceeds from issuance of common shares	—	—	40,139,899
Net proceeds from issuance of 5.95% bonds	—	—	14,445,720
Proceeds from issuance of redeemable preference shares	—	9,564	18,191
Proceeds from exercises of stock options	—	3,535,042	1,244,280
Borrowings under line of credit	—	—	5,659,608
Line of credit repayment	—	—	(5,659,608)
Principal repayments of long term debt	(1,283,195)	(1,302,099)	(13,049,444)

Net cash provided by (used in) financing activities	(5,060,859)	(1,479,031)	39,688,173

Net (decrease)/increase in cash and cash equivalents	(2,268,038)	1,218,684	25,355,110
Cash and cash equivalents at beginning of year	38,529,383	37,310,699	11,955,589

Cash and cash equivalents at end of year	$36,261,345	$38,529,383	$37,310,699

Supplemental disclosure of cash flow information
Interest paid in cash (net of capitalized interest of $nil, $nil and $375,000 in 2008, 2007 and 2006, respectively)	$1,570,878	$1,845,426	$1,427,908

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED WATER CO. LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Principal activity
Consolidated Water Co. Ltd., and its subsidiaries (collectively, the “Company”) use reverse osmosis technology to produce fresh water from seawater. The Company processes and supplies water to its customers in the Cayman Islands, Belize and the Bahamas. The Company sells water to a variety of customers, including public utilities, commercial and tourist properties, residential properties and government facilities. The base price of water supplied by the Company, and adjustments thereto, are generally determined by the terms of the licenses and contracts, which provide for adjustments based upon the movement in the government price indices specified in the licenses and contracts, as well as monthly adjustments for changes in the cost of energy. The Company also provides engineering and design services and manages and operates plants owned by others.
2. Accounting policies
Basis of preparation: The consolidated financial statements presented are prepared in accordance with accounting principles generally accepted in the United States of America.
Use of estimates: The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant items subject to estimates and assumptions include the carrying value of property, plant and equipment, intangible assets, goodwill, allowances for receivables and inventory, and the fair value of the Company’s investment in and loan to OC-BVI. Actual results could differ significantly from those estimates.
Basis of consolidation: For consolidation purposes, the Company evaluates its investments in subsidiaries and affiliates in accordance with the guidance set forth in Accounting Research Bulletin No. 51 Consolidated Financial Statements and related pronouncements, including Financial Accounting Standards Board Interpretation No. 46(R) “Consolidation of Variable Interest Entities” (“FIN 46R”). FIN 46R addresses the consolidation by business enterprises of variable interest entities, which have one or more of the characteristics defined in the interpretation. The Company consolidates the results of those affiliates that possess the characteristics of a variable interest entity and for which the Company is the primary financial beneficiary. The consolidated financial statements include the accounts of the Company’s wholly-owned subsidiaries Cayman Water Company Limited, Consolidated Water (Belize) Limited, Ocean Conversion (Cayman) Limited, DesalCo Limited, DesalCo (Barbados) Ltd., Aquilex, Inc. and its majority owned subsidiary Consolidated Water (Bahamas) Limited. In accordance with FIN 46R the consolidated financial statements also include the accounts of the Company’s 40% owned affiliate Consolidated Water (Bermuda) Limited. All significant intercompany balances and transactions have been eliminated.
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
Inventory: Inventory primarily includes replacement spares and parts that are valued at the lower of cost or net realizable value with cost determined on the first-in, first-out basis. Inventory also includes potable water held in the Company’s reservoirs. The carrying amount of the water inventory is the lower of the average cost of producing or purchasing water during the year or its net realizable value.
Loans receivable: Loans receivable relate to amounts advanced to customers in connection with the construction and sale of water desalination plants. The allowance for loan losses, if any, is the Company’s best estimate of the amount of probable credit losses in the Company’s existing loans and is determined on an individual loan basis.
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
Goodwill and intangible assets: Goodwill represents the excess costs over fair value of the assets of an acquired business. Goodwill and intangible assets acquired in a business combination accounted for as a purchase and determined to have an indefinite useful life are not amortized, but are tested for impairment at least annually in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets.” The Company periodically evaluates the possible impairment of goodwill. Management identifies its reporting units and determines the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units. The Company determines the fair value of each reporting unit and compares it to the carrying amount of the reporting unit. To the extent the carrying amount of the reporting unit exceeds the fair value of the reporting unit, the Company is required to perform the second step of the impairment test, as this is an indication that the reporting unit goodwill may be impaired. In this step, the Company compares the implied fair value of the reporting unit goodwill with the carrying amount of the reporting unit goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit to all the assets (recognized and unrecognized) and liabilities of the reporting unit in a manner similar to a purchase price allocation, in accordance with SFAS No. 141, “Business Combinations.” The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. If the implied fair value is less than its carrying amount, the impairment loss is recorded. The Company has concluded based upon its annual impairment valuation during 2008 that its goodwill was not impaired.

Investments: Investments where the Company does not exercise significant influence over the operating and financial policies of the investee and holds less than 20% of the voting stock are recorded at cost. The Company uses the equity method of accounting for investments in common stock where the Company holds 20% to 50% of the voting stock of the investee and has significant influence over its operating and financial policies but does not meet the criteria for consolidation under FIN46(R). The Company recognizes an impairment loss on declines in value of the stock of investees that are other than temporary.
Other assets: Under the terms of the contract with the Water and Sewerage Corporation of The Bahamas for the purchase of water from the Company’s Blue Hills desalination plant, the Company was required to reduce the amount of water lost by the public water distribution system on New Providence Island, The Bahamas, over a one year period by 438 million U.S. gallons, a requirement the Company met during 2007. The Company was solely responsible for the engineering, labor and materials costs incurred to effect the reduction in lost water, which were capitalized and are being amortized on a straight-line basis over the remaining life of the Blue Hills contract. Such costs and related amortization are included in other assets and aggregated $3,517,753 and $178,365, respectively, as of December 31, 2008 and $3,431,535 and $156,679, respectively, as of December 31, 2007.
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
Consolidated Water (Belize) Limited (“CW-Belize”) is liable for business and corporate income taxes. Under the terms of its water supply agreement with Belize Water Services Ltd. (“BWSL”), its sole customer, CW-Belize is reimbursed by BWSL for all taxes that it is required to pay and has recorded this reimbursement as an offset to its tax expense.
The Company is not subject to income taxes in the other countries in which it operates.
Stock and stock option incentive plans: The Company issues stock under incentive plans that form part of employees’ and non-executive directors’ remuneration. The Company also grants options to purchase common shares as part of remuneration for certain long-serving employees and certain management employees.
Prior to January 1, 2006, the Company accounted for its stock-based compensation under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations (“APB 25”). Under APB No. 25, stock-based compensation cost was reflected in net income for grants of stock by the Company prior to fiscal year 2006 when the exercise prices for stock options granted by the Company were less than the market values of the underlying common shares on the dates of the grants.
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
Plant construction revenue and cost of plant construction revenue: The Company recognizes revenue and related costs as work progresses on fixed price contracts for the construction of desalination plants to be sold to third parties using the percentage-of-completion method, which relies on contract revenue and estimates of total expected costs. The Company follows this method since it can make reasonably dependable estimates of the revenue and costs applicable to various stages of a contract. Under the percentage-of-completion method, the Company records revenue and recognizes profit or loss as work on the contract progresses. The Company estimates total project costs and profit to be earned on each long term, fixed price contract prior to commencement of work on the contract and updates these estimates as work on the contract progresses. The cumulative amount of revenue recorded on a contract at a specified point in time is that percentage of total estimated revenue that incurred costs to date comprises of estimated total contract costs. If, as work progresses, the actual contract costs exceed estimates, the profit recognized on revenue from that contract decreases. The Company recognizes the full amount of any estimated loss on a contract at the time the estimates indicate such a loss. Any costs and estimated earnings in excess of billings are classified as current assets. Accounts receivable, net, as of December 31, 2008 includes approximately $827,000 in estimated earnings in excess of billings related to the construction of the Tynes Bay plant in Bermuda. Billings in excess of costs and estimated earnings on uncompleted contracts, if any, are classified as current liabilities.
Revenue: Customers are billed monthly based on meter readings performed at or near each month end and in accordance with contractual agreements which stipulate minimum monthly charges for water service. An estimate, where necessary, is made for water delivered but unbilled at year end when readings are not performed at year end.
Reclassifications: Pursuant to the terms of its retail license and bulk water agreements, the Company adjusts its monthly invoices to charge (or credit) customers for any increases (or decreases) in the energy costs incurred to produce water. Prior to 2008, the Company recorded a portion of these energy cost charges (or credits) as an adjustment to the energy component of its cost of revenues. During the fourth quarter of 2008, the Company concluded that since such amounts are ultimately paid by (or to) its customers, these energy cost charges and credits would be more appropriately classified in its consolidated results of operations as an adjustment to revenues rather than to cost of revenues. Accordingly, revenue and cost of revenue amounts reported in the prior years’ financial statements for 2007 and 2006 have been adjusted in these 2008 financial statements for these reclassifications, the effects of which on previously reported amounts are as follows:

	Year Ended December 31,
	2007	2006
Revenues, as reported	$49,149,847	$38,229,208
Reclassification of energy recovery	4,927,018	4,378,122

Revenues, as adjusted	$54,076,865	$42,607,330

	Year Ended December 31,
	2007	2006
Cost of revenues, as reported	$30,465,621	$22,615,402
Reclassification of energy recovery	4,927,018	4,378,122

Cost of revenues, as adjusted	$35,392,639	$26,993,524

These reclassifications had no effect upon the previously reported amounts of gross profit or net income.
Comparative amounts: Certain prior year amounts have been adjusted to conform to the current year’s presentation.

3. Cash and cash equivalents
Cash and cash equivalents are not restricted as to withdrawal or use. As of December 31, the equivalent United States dollars are denominated in the following currencies:

	December 31,
	2008	2007
Bank accounts
United States dollar	$1,368,077	$1,387,158
Cayman Islands dollar	2,080,811	3,079,161
Bahamian dollar	3,159,781	534
Belize dollar	701,253	452,827
Barbadian dollar	217,826	554,594
Bermudian dollar	768,895	344,246

	8,296,643	5,818,520

Short term deposits
United States dollar	23,824,358	30,000,000
Call Deposit — United States dollar	4,140,344	2,710,863

	27,964,702	32,710,863

Total cash and cash equivalents	$36,261,345	$38,529,383

4. Accounts receivable

	December 31,
	2008	2007
Trade accounts receivable	$12,414,380	$8,397,990
Revenues earned in excess of amounts billed	826,776	988,394
Receivable from affiliate	439,010	660,156
Other accounts receivable	346,578	146,860

	14,026,744	10,193,400
Allowance for doubtful accounts	(115,432)	(364,871)

	$13,911,312	$9,828,529

The activity for the allowance for doubtful accounts consisted of:

	December 31,
	2008	2007
Opening allowance for doubtful accounts	$364,871	$162,121
Provision for doubtful accounts	(249,439)	278,092
Accounts written off during the year	—	(75,342)

Ending allowance for doubtful accounts	$115,432	$364,871

Significant concentrations of credit risk are disclosed in Note 22.
5. Inventory

	December 31,
	2008	2007
Water stock	$38,627	$41,933
Consumables stock	716,428	482,482
Spare parts stock	3,834,378	3,125,576

Total inventory	4,589,433	3,649,991
Less current portion	1,617,484	1,381,225

Inventory (non-current)	$2,971,949	$2,268,766

6. Loans receivable

	December 31,
	2008	2007
Due from the Water Authority-Cayman:
Original loan of $1,216,000, non-interest bearing, in monthly installments of $14,476 to November 30, 2008. Loan secured by Red Gate plant, machinery and equipment	$—	$159,238

Due from the Water Authority-Cayman: Two loans originally aggregating $1,738,000, bearing interest at 5% per annum, receivable in combined monthly installments of principal and interest of $24,565 to March 2014, and secured by North Sound Road, machinery and equipment	1,358,651	1,579,467

Due from the Water Authority-Cayman: Two non-interest bearing loans originally aggregating $3,129,000, receivable in monthly installments of $37,250 to November 2009, and secured by North Sound Road plant, machinery and equipment	560,862	856,750

Due from the Water Authority-Cayman: Two loans originally aggregating $897,000, bearing interest at 5% per annum, receivable in combined monthly installments of principal and interest of $12,678 to January 2013, and secured by Lower Valley plant, machinery and equipment	409,710	681,661

Total loans receivable	2,329,223	3,277,116
Less current portion	768,803	947,854

Loans receivable, excluding current portion	$1,560,420	$2,329,262

7. Property, plant and equipment and construction in progress

	December 31,
	2008	2007
Land	$2,515,810	$2,515,810
Buildings	13,164,488	11,861,214
Plant and equipment	47,109,425	44,723,010
Distribution system	20,335,700	19,743,075
Office furniture, fixtures and equipment	2,003,088	1,817,214
Vehicles	1,079,398	1,026,566
Leasehold improvements	202,592	202,592
Lab equipment	28,890	28,855

	86,439,391	81,918,336
Less accumulated depreciation	27,501,411	21,936,822

Property, plant and equipment, net	$58,937,980	$59,981,514

Construction in progress	$6,157,958	$4,989,779

As of December 31, 2008, the Company had outstanding capital commitments of approximately $2.2 million. It is the Company’s policy to maintain adequate insurance for loss or damage to all fixed assets that may be susceptible to loss. The Company does not insure its underground distribution system, which cost approximately $11.0 million. During the years ended December 31, 2008 and 2007, $3,995,279 and $2,687,785 of construction in progress was placed in service, respectively. Depreciation expense was $5,844,761, $5,133,212 and $3,723,438 for the years ended December 31, 2008, 2007 and 2006, respectively.

8. Investment in and loan to OC-BVI
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
OC-BVI’s sole customer is the Ministry of Communications and Works of the Government of the British Virgin Islands (the “Ministry”) to which it sells bulk water under the terms of the Water Supply Agreement between the parties dated May 1990 (the “1990 Agreement”). Through December 31, 2008, substantially all of the water sold to the Ministry was produced by OC-BVI’s desalination plant located at Baughers Bay, Tortola (the “Baughers Bay plant”), which has a capacity of 1.7 million U.S. gallons per day.
During 2007 OC-BVI completed, for a total cost of approximately $8 million, the construction of a 700,000 U.S. gallons per day desalination plant located at Bar Bay, Tortola (the “Bar Bay plant”). The Company provided OC-BVI with a $3 million loan to fund part of this plant’s construction costs, of which $2,250,000 remained outstanding as of December 31, 2008. Principal on this loan is payable in quarterly installments of $125,000 with a final balloon payment of $2 million due on August 31, 2009 and interest on the loan is due quarterly at the rate of LIBOR plus 3.5%. As of December 31, 2007, OC-BVI had failed to make the November 2007 scheduled principal payment on the loan but brought the loan current with respect to all scheduled principal payments as of December 2008. OC-BVI constructed this plant in response to what it believes is an extreme shortage of, and a pressing demand for, potable water on the eastern end of Tortola and anticipated entering into a bulk water supply agreement with the Ministry. On December 19, 2008 OC-BVI and the BVI government executed a binding term sheet (the “Bar Bay Agreement”) for the purchase of water by the BVI government from OC-BVI’s seawater desalination plant located at Bar Bay. The parties intend this Bar Bay Agreement to govern the terms of sale of water by OC-BVI to the BVI government until the parties execute a definitive contract. Under the terms of the Bar Bay Agreement, OC-BVI will deliver up to 600,000 U.S. gallons of water per day to the BVI government from the Bar Bay plant. However, until completion of the construction of the first phase of certain additional facilities by OC-BVI, the BVI government is not obligated to purchase any minimum volumes of water from OC-BVI. The first phase of such facilities construction involves the installation of water pipes from the plant to a BVI government-owned reservoir site and from this site to the BVI government’s piped water distribution system. This phase must be completed within six months of the signing of the proposed definitive contract. After completion of this first phase, the BVI government will be obligated to purchase at least 600,000 U.S. gallons of water per day from the plant. A second phase of construction requires OC-BVI to complete a storage reservoir on the BVI government site within twelve months of the signing of the proposed contract. The proposed seven-year contract is expected to include a seven-year extension option exercisable by the BVI government.
Summarized financial information of OC-BVI is presented as follows:

	December 31,
	2008	2007
Current assets	$15,073,265	$8,366,227
Non-current assets	11,463,739	11,574,429

Total assets	$26,537,004	$19,940,656

	December 31,
	2008	2007
Current liabilities	$16,933,449	$2,697,453
Non-current liabilities	3,224,384	5,500,256

Total liabilities	$20,157,833	$8,197,709

	Year Ended December 31,
	2008	2007
Water sales	$137,666	$9,326,435

Cost of water sales	$4,160,394	$3,280,833

Income (loss) from operations	$(5,069,040)	$3,559,324

Net income (loss)	$(5,236,276)	$3,914,000

The Company’s investment in and loan to OC-BVI are comprised of the following:

	December 31,
	2008	2007
Equity investment (including profit sharing rights)	$12,121,312	$14,626,848
Loan receivable — Bar Bay plant construction	2,250,000	2,875,000

	$14,371,312	$17,501,848

The Company recognized a loss of $2,345,612 on its equity investment in OC-BVI for the year ended December 31, 2008. For the years ended December 31, 2007 and 2006, the Company recognized approximately $1.6 million, and $1.4 million, respectively, in income from its equity investment in the earnings of OC-BVI. For those same years, the Company recognized approximately $669,000 and $1,500,000, respectively, in revenues from its management services agreement with OC-BVI. The Company also recognized approximately $652,000 and $508,000 in other income for the years ended December 31, 2007 and 2006, respectively, from its profit-sharing agreement with OC-BVI. In addition to the Company’s loans to, and equity investment in, OC-BVI of approximately $14.4 million in 2008 and $17.5 million in 2007, the Company’s recorded value of the OC-BVI management services agreement, which is reflected as an intangible asset on the Company’s consolidated balance sheet, was approximately $856,000 as of December 31, 2008 and 2007 (see Note 10).
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
OC-BVI submitted a proposal to the Ministry in late 2006 to continue to supply water from the Baughers Bay plant. The Ministry held discussions with OC-BVI regarding a new contract but did not formally respond to OC-BVI’s proposal. Early in 2007 the Ministry unilaterally took the position that until such time as a new agreement is reached on the ownership of the plant and the price for the water produced by the plant, the Ministry would only pay that amount of OC-BVI’s billings that the Ministry purports constitutes OC-BVI’s costs of producing the water. At its proposed interim price, the Ministry would pay only approximately 30% of the amounts billed by OC-BVI pending a new agreement. OC-BVI responded to the Ministry that the amount the Ministry proposed to pay was significantly less than OC-BVI’s production costs. Payments made by the Ministry to OC-BVI since the Ministry’s assumption of this reduced price have been sporadic and as of December 31, 2007, OC-BVI had received payment for less than 22% of the amounts it billed the Ministry for the year then ended. On November 15, 2007, OC-BVI issued a demand letter to the BVI government for approximately $6.2 million representing amounts that OC-BVI claimed were due by the BVI government for water sold and delivered plus interest and legal fees. In response to OC-BVI’s demand for payment, the BVI government issued a letter dated November 19, 2007, that reasserted its claim that ownership of the Baughers Bay plant has passed to the BVI government and rejected OC-BVI’s claim for payment. On November 22, 2007, OC-BVI’s management was informed that the BVI government had filed a lawsuit with the Eastern Caribbean Supreme Court seeking ownership of the Baughers Bay plant. On February 11, 2008, OC-BVI filed its defense against the BVI government’s claim. As of December 31, 2008, OC-BVI had $14.0 million in gross accounts receivable balances that it considered due from the BVI government.
Consistent with the guidance set forth in U.S, Securities and Exchange Commission Staff Accounting Bulletin No. 104, “Revenue Recognition,” effective January 1, 2008, OC-BVI changed its policy for the recording of revenues from the Baughers Bay plant from the accrual to the equivalent of the cash method. All amounts billed by OC-BVI to the BVI government relating to Baughers Bay during the year ended December 31, 2008, which totaled approximately $10.7 million, have been recorded as deferred revenues by OC-BVI. As a result of this adjustment to OC-BVI’s revenues, the Company recorded a loss from its equity in OC-BVI’s results of operations of $2,345,612 for the year ended December 31, 2008. Any cash payments made by the BVI government are applied first by OC-BVI to the remaining balance of OC-BVI’s outstanding accounts receivable that arose from billings for periods prior to and including December 2007. Such remaining December 31, 2007 accounts receivable balances were approximately $1.4 million as of December 31, 2008.
The Company accounts for its investment in OC-BVI in accordance with Accounting Principles Board Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.” This accounting pronouncement requires recognition of a loss on an equity investment that is other than temporary, and indicates that the fair value of an equity investment that is less than its carrying amount may indicate a loss in the value of the investment. To test for possible impairment of its investment in OC-BVI, the Company estimated its fair value as of December 31, 2008. In making this estimate, Company management calculated the expected cash flow from its investment in OC-BVI using the guidance set forth under the FASB Statement of Financial Accounting Concepts No. 7, “Using Cash Flow Information and Present Value in Accounting Measurements.” In accordance with this FASB statement the Company (i) identified various possible outcomes of the Baughers Bay dispute and negotiations for a definitive contract on the new Bar Bay plant; (ii) estimated the cash flows associated with each possible outcome, and (iii) assigned a probability to each outcome based upon discussions held to date by OC-BVI’s management with the BVI government and OC-BVI’s legal counsel. The resulting probability-weighted sum represents the expected cash flows, and the Company’s best estimate of future cash flows, to be derived from its investment in OC-BVI. The Company determined that the fair value of its investment in OC-BVI, as based upon these expected cash flows, exceeded its carrying value for its investment in OC-BVI as of December 31, 2008 and therefore no loss was recognized on this investment.
The identification of the possible outcomes for the Baughers Bay dispute and Bar Bay negotiations, the projections of cash flows for each outcome, and the assignment of relative probabilities to each outcome all represent significant estimates made by the Company’s management. The ultimate resolution of the Baughers Bay dispute and Bar Bay definitive contract negotiations may differ significantly from management’s estimates and may result in actual cash flows from OC-BVI that vary materially from the expected cash flows used by Company management in determining OC-BVI’s fair value as of December 31, 2008. If OC-BVI and the BVI government are unable to agree on a new contract for Baughers Bay and this matter proceeds to resolution through the Courts, the Ministry’s right of ownership under the 1990 Agreement could be found to be enforceable, in which case OC-BVI could lose its Baughers Bay water supply arrangement with the Ministry or may be forced to accept a water supply arrangement with the Ministry on terms less favorable to OC-BVI than the prior agreement, and if the BVI government exercises its purported right, OC-BVI could lose ownership of the Baughers Bay plant. Even if OC-BVI is able to refute the Ministry’s purported right of ownership, OC-BVI may elect to accept a new contract on less favorable terms. OC-BVI may be unsuccessful in finalizing a definitive contract for the Bar Bay plant on terms it finds acceptable. Any of these or other possible outcomes could result in actual cash flows from the Company’s investment in OC-BVI that are significantly lower than management’s estimate. In such case, the Company could be required to record an impairment charge to reduce the carrying value of its investment in OC-BVI. Such impairment charge would reduce the Company’s earnings and could have a material adverse impact on its results of operations and financial condition.
9. Consolidated Water (Bermuda) Limited
In June 2006, the Company formed a Bermuda-based affiliate, Consolidated Water (Bermuda) Limited (“CW-Bermuda”) with two other shareholders. The Company owns 40% of the equity interest and voting rights of CW-Bermuda.

In January 2007, CW-Bermuda entered into a contract with the Government of Bermuda for the design, construction and sale of a 600,000 U.S. gallons per day desalination plant to be located on Tynes Bay along the northern coast of Bermuda and in March 2008 the Government of Bermuda agreed to a second phase of construction that would expand the plant’s capacity to 1.2 million U.S. gallons per day. Under the agreement, CW-Bermuda will construct the plant and operate it for 12 months after its commissioning and sale to the Government of Bermuda. CW-Bermuda will receive approximately $10.7 million in revenues under the contract for the construction of the plant and its operation. CW-Bermuda completed the construction of the first phase of the plant in late 2008 and expects to complete the second phase by mid 2009.
The Company has entered into a management services agreement with CW-Bermuda for the design, construction and operation of the Tynes Bay plant, under which it receives fees for direct services, purchasing activities and proprietary technology.
Because (i) the equity investment in CW-Bermuda is not sufficient to permit it to finance its activities without the loan from the Company; (ii) the other investors in CW-Bermuda have no obligation to absorb any significant amount of its losses should losses arise; and (iii) the Company expects economic benefits from CW-Bermuda that are significantly greater than the Company’s voting rights of 40%, CW-Bermuda constitutes a variable interest entity (“VIE”) as defined by FIN 46(R). The Company is the primary beneficiary of CW-Bermuda and accordingly, consolidates the results of CW-Bermuda in its financial statements as required under FIN 46(R). The consolidated assets and liabilities of CW-Bermuda amounted to approximately $2,241,000 and $1,512,000 respectively, as of December 31, 2008. The Company has not provided any guarantees related to CW-Bermuda and any creditors of the VIE do not have recourse to the general credit of Consolidated Water Co. Ltd. as a result of including CW-Bermuda in the consolidated financial statements. The results of CW-Bermuda are reflected in the Company’s services segment.
10. Intangible assets
Effective February 1, 2003, the Company acquired 100% of the outstanding voting common shares of DesalCo Limited, its wholly-owned subsidiary DesalCo (Barbados) Ltd., and Ocean Conversion (Cayman) Limited. A portion of the purchase price was allocated to the following identifiable intangible assets:
(a)	The Company attributed $856,356 to an intangible asset which represents the fair value of a Management Services Agreement which has no expiration term. Management of the Company has determined that this intangible asset has an indefinite life and therefore it is not being amortized.

(b)	The Company attributed $337,149 to an intangible asset, the DWEER™ Distribution Agreement between DesalCo Limited and DWEER Technology Limited, which expires on October 31, 2009. Under this agreement, DesalCo Limited was granted an exclusive right, within certain geographical areas in the Caribbean, Central and South America, to distribute certain patented equipment which can increase the operational efficiency of reverse osmosis seawater desalination plants. The estimated fair value attributable to the intangible asset of the DWEER™ Distribution Agreement is being amortized over the term of the underlying agreement and has a weighted average remaining useful life of 0.9 years.

(c)	The Company attributed $4,385,496 to intangible assets, which represents the fair value of three Water Production and Supply Agreements between Ocean Conversion (Cayman) Limited and the Government of the Cayman Islands, dated April 25, 1994, June 18, 1997 and December 31, 2001. Under these agreements, Ocean Conversion (Cayman) Limited built reverse osmosis seawater desalination plants for the Government of the Cayman Islands. Ocean Conversion (Cayman) Limited operates the plants until the expiration of the agreement term, as extended, at which time the plant operations will be transferred to the Government of the Cayman Islands for no consideration. The carrying amounts attributable to the intangible assets of the Water Production and Supply Agreements are being amortized over the term of the agreements, which are approximately 6, 3 and 7 years, respectively, and have a weighted average remaining useful life of 0.9 years.

(d)	On September 17, 2003, the Company signed an agreement with its Belize customer for the provision of water from a seawater desalination plant for an initial term of 23 years. The new agreement was effective on June 1, 2004 after certain conditions precedent were met or waived. The carrying amount of the Belize Water Production and Supply Agreement is being amortized over the term of the agreement and has a weighted average remaining useful life of 17.1 years.

	December 31,
	2008	2007
Cost
Non-amortizable intangible asset management service agreement	$856,356	$856,356
Amortizable intangible assets DWEER™ distribution agreement	337,149	337,149
Cayman water production and supply agreements	4,385,496	4,385,496
Belize water production and supply agreement	1,522,419	1,522,419

	7,101,420	7,101,420

Accumulated amortization
DWEER™ distribution agreement	(292,065)	(242,702)
Cayman water production and supply agreements	(4,272,271)	(3,650,088)
Belize water production and supply agreement	(392,922)	(326,730)

	(4,957,259)	(4,219,520)

Intangible assets, net	$2,144,162	$2,881,900

Amortization for each of the next five years is expected to be as follows:

2009	$224,501
2010	66,192
2011	66,192
2012	66,192
2013	66,192
Thereafter	798,536
11. Goodwill
The Company follows SFAS No. 142 “Goodwill and Other Intangible Assets”, and in accordance with this statement goodwill is not amortized, but is analyzed for impairment annually.
The reporting segments are tested for impairment in the fourth quarter by comparing the fair value of the reporting segments to the carrying value. The fair value is determined using discounted cash flow methodology based on management’s best estimates for each segment. As of December 31, 2008, the Company’s impairment tests did not result in an impairment loss.
12. Dividends
Interim dividends declared on Class A common stock and redeemable preferred stock for each quarter were as follows:

	2008	2007	2006
First Quarter	$0.130	$0.065	$0.060
Second Quarter	0.065	0.065	0.060
Third Quarter	0.065	0.065	0.060
Fourth Quarter	0.065	—	0.060

13. Long term debt

	December 31,
	2008	2007
Fixed rate bonds bearing interest at a rate of 5.95%; repayable in quarterly installments of $526,010; secured through an inter-creditor agreement with the Republic Bank & Trust by substantially all of the Company’s assets. Redeemable in full at any time after August 4, 2009 at a premium of 1.5% of the outstanding principal and accrued interest on the bonds on the date of redemption.	$12,987,799	$14,270,995
Series A bonds bearing interest at the annual fixed rate of 7.5%, payable quarterly; maturing on June 30, 2015.	10,000,000	10,000,000

Total long term debt	22,987,799	24,270,995
Less discount	629,459	770,402
Less current portion	1,229,071	1,142,255

Long term debt, excluding current portion	$21,129,269	$22,358,338

In addition to these facilities, as of December 31, 2008, the Company has available but unused lines of credit with Scotiabank for $2,000,000, bearing interest at the floating base rate as established by Cayman Islands Class A licensed banks from time to time, and with Royal Bank of Canada for $500,000, bearing interest at the Nassau Prime Lending Rate plus 1.0%.
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
CW-Bahamas has a credit facility with Royal Bank of Canada that consists of a BAH$500,000 revolving working capital loan. The obligations under the credit facility are secured by the assets CW-Bahamas. Borrowings under the working capital loan accrue interest at the Nassau Prime rate plus 1.50% per annum. No amounts were outstanding under this facility as of December 31, 2008.
The credit facility contains certain covenants applicable to CW-Bahamas, including restrictions on additional debt, guarantees and sale of assets. The credit facility limits the payment of dividends by CW-Bahamas to available cash flow (as defined in the governing loan agreement).
All obligations under the credit facility are repayable on demand.

As of December 31, 2008, the aggregate debt repayment obligations over the next five years are as follows:

2009	$1,361,265
2010	1,444,086
2011	1,531,945
2012	1,625,150
2013	1,724,025
Thereafter	15,301,328

$22,987,799

14. Share capital and additional paid-in capital and stock split
Redeemable preferred stock (“preferred shares”) is issued under the Company’s Employee Share Incentive Plan as discussed in Note 20 and carries the same voting and dividend rights as shares of common stock (“common share”). Preferred shares vest over four years and convert to common stock on a share for share basis on the fourth anniversary of each grant date. Preferred shares are only redeemable with the Company’s agreement. Upon liquidation, preferred shares rank in preference to the common shares to the extent of the par value of the preferred shares and any related additional paid in capital.
The Company has an Option Deed in place which is designed to deter coercive takeover tactics. Pursuant to this plan, holders of common shares and preferred shares were granted options which entitle them to purchase 1/100 of a share of Class ‘B’ stock at an exercise price of $50.00 if a person or group acquires or commences a tender offer for 20% or more of the Company’s common shares. Option holders (other than the acquiring person or group) will also be entitled to buy, for the $37.50 exercise price, common shares with a then market value of $100.00 in the event a person or group actually acquires 20% or more of the Company’s common shares. Options may be redeemed at $0.01 under certain circumstances. 145,000 of the Company’s authorized but unissued common shares have been reserved for issue as Class ‘B’ stock. The Class ‘B’ stock has priority over common shares with respect to dividend and voting rights. No Class ‘B’ stock options have been exercised or redeemed up to December 31, 2008. In March 2007, the Board of Directors extended the expiration date of the Option Deed through July 2017.
In December 2006, the Company completed an offering of 1,725,000 of common shares that raised approximately $40.1 million in net proceeds.
15. Cost of Revenues and General and Administrative Expenses

	Year Ended December 31,
	2008	2007	2006
Cost of revenues consist of:
Water purchases	$—	$52,020	$167,839
Depreciation	5,380,061	4,581,375	3,490,929
Amortization of intangible assets	737,737	788,659	820,943
Employee costs	4,230,387	3,866,813	3,383,892
Fuel oil	9,279,123	6,404,945	4,565,862
Royalties	1,367,369	1,407,367	1,256,257
Electricity	10,352,763	8,688,021	7,396,433
Insurance	1,131,826	1,243,136	840,201
Maintenance	2,284,690	2,339,341	3,135,004
Cost of plant sales	9,949,693	4,547,122	—
Other	2,331,467	1,473,840	1,936,164

	$47,045,116	$35,392,639	$26,993,524

General and administrative expenses consist of:
Employee costs	$3,941,357	$4,316,922	$3,680,386
Depreciation	308,699	316,574	282,267
Professional fees	774,095	1,173,090	1,172,685
Insurance	863,239	696,953	537,011
Directors’ fees and expenses	715,591	761,443	622,750
Maintenance	48,686	56,959	105,909
Other	2,137,518	2,156,367	2,031,065

	$8,789,185	$9,478,308	$8,432,073

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
The following summarizes information related to the computation of basic and diluted earnings per share for the respective years ended December 31:

	2008	2007	2006
Net income	$7,209,716	$11,387,651	$7,521,126
Less: Dividends paid and earnings attributable on preferred shares	(4,696)	(5,509)	(6,461)

Net income available to common shares in the determination of basic earnings per common share	$7,205,020	$11,382,142	$7,514,665

Weighted average number of common shares in the determination of basic earnings per common share	14,519,847	14,404,732	12,440,195
Plus:
Weighted average number of preferred shares outstanding during the year	19,124	22,488	28,502
Potential dilutive effect of unexercised options	—	68,144	268,789

Weighted average number of shares used for determining diluted earnings per common share	14,538,971	14,495,364	12,737,486

17. Segment information

	As of and for the year ended December 31, 2008
	Retail	Bulk	Services	Total
Revenues	$22,369,806	$30,121,536	$13,187,617	$65,678,959
Cost of revenues	10,566,747	25,557,832	10,920,537	47,045,116

Gross profit	11,803,059	4,563,704	2,267,080	18,633,843
General and administrative expenses	7,150,449	1,379,597	259,139	8,789,185

Income from operations	4,652,610	3,184,107	2,007,941	9,844,658

Other income (expense), net				(2,568,975)

Income before non-controlling and minority interests				7,275,683
Income (loss) attributable to non-controlling and minority interests				65,967

Net income				$7,209,716

As of December 31, 2008:
Property plant and equipment, net	$22,526,675	$34,607,482	$1,803,823	$58,937,980
Construction in progress	5,305,733	852,225	—	6,157,958
Total assets	82,965,267	66,567,564	5,123,743	154,656,574

	As of and for the year ended December 31, 2007
	Retail	Bulk	Services	Total
Revenues	$22,225,765	$24,320,392	$7,530,708	$54,076,865
Cost of revenues	9,930,936	20,078,758	5,382,945	35,392,639

Gross profit	12,294,829	4,241,634	2,147,763	18,684,226
General and administrative expenses	7,822,592	1,437,896	217,820	9,478,308

Income from operations	4,472,237	2,803,738	1,929,943	9,205,918

Other income (expense), net				2,633,532

Income before non-controlling and minority interests				11,839,450
Income (loss) attributable to non-controlling and minority interests				451,799

Net income				$11,387,651

As of December 31, 2007:
Property plant and equipment, net	$23,102,174	$34,619,902	$2,259,438	$59,981,514
Construction in progress	3,273,108	1,716,671	—	4,989,779
Total assets	89,064,139	54,585,753	5,680,992	149,330,884

	As of and for the year ended December 31, 2006
	Retail	Bulk	Services	Total
Revenues	$20,589,187	$20,095,870	$1,922,273	$42,607,330
Cost of revenues	9,221,610	16,671,122	1,100,792	26,993,524

Gross profit	11,367,577	3,424,748	821,481	15,613,806
General and administrative expenses	7,086,511	1,232,435	113,127	8,432,073

Income from operations	4,281,066	2,192,313	708,354	7,181,733

Other income (expense), net				329,135

Income before non-controlling and minority interests				7,510,868
Income (loss) attributable to non-controlling and minority interests				(10,258)

Net income				$7,521,126

As of December 31, 2006:
Property plant and equipment, net	$20,812,109	$36,850,558	$2,566,691	$60,229,358
Construction in progress	1,990,079	1,121,762	227,170.00	3,339,011
Total assets	97,097,587	36,075,509	5,788,247	138,961,343

Revenues from the Cayman Island operations were $31,299,635 in 2008 (2007: $29,436,608 and 2006: $27,470,310). Revenues from all other country operations were $34,379,324 in 2008 (2007: $24,640,257 and 2006: $15,137,020). Included in the revenues from other countries is $19,124,705 in 2008 (2007: $15,317,960 and 2006: $11,686,735) from the operations in the Bahamas, $2,066,871 in 2008 (2007: $1,791,592 and 2006: $1,528,012) from our operations in Belize and $nil in 2008 (2007: $$237,856 and 2006: $430,309) from our operations in Barbados.
For the year ended December 31, 2008, revenues in the amount of $19,037,522 (2007: $15,038,317 and 2006 $11,479,076:) were earned from the Water and Sewerage Corporation of The Bahamas (“WSC”) and revenues in the amount of $9,017,143 (2007: $7,490,485 and 2006: $7,088,782) were earned from the Water Authority-Cayman. Revenues from the WSC represented 29% (2007: 28% and 2006: 27%) of total revenues and revenues from the Water Authority-Cayman represented 14% (2007: 14% and 2006: 17%) of total revenues.
For the year ended December 31, 2008, revenues which were earned in the Service segment from OC-BVI through various management service agreements and an engineering service agreement amounted to $541,218 (2007: $668,888 and 2006: $1,491,964).
As of December 31, 2008 and 2007, property, plant and equipment located in the Cayman Islands was $23,954,235 and $24,055,700, respectively. Property, plant and equipment in all other country operations was $34,983,745 and $35,925,814 as of December 31, 2008 and 2007, respectively. Included in property, plant and equipment from other country operations is $32,456,941 in 2008 and $32,769,427 in 2007, from the operations in the Bahamas and $1,499,859 in 2008 and $1,680,136 in 2007 from our operations in Belize.
18. Related party transactions
In 2003, DWEER Technology Ltd., the owner of the DWEER™ technology, licensed the worldwide rights to the DWEER™ technology to Calder AG, a Swiss company. On February 26, 2004, we entered into a distributorship agreement with Calder AG, pursuant to which we have the exclusive right to distribute and sell in the Caribbean the products manufactured by Calder AG using the DWEER™ technology. This agreement was terminated in March 2009. William T. Andrews, Ph.D, a director of our Company, and his spouse indirectly own 35% of the issued and outstanding shares of Calder AG. Dr. Andrews also is the Vice-Chairman of the Board of Directors of Calder AG. In addition, Dr. Andrews and his spouse own 100% of the issued and outstanding shares of DWEER Technology Ltd. During 2008, we paid $1,033,108 to Calder AG for DWEERTM equipment purchases.
The Company paid consulting fees of approximately $nil, $93,000 and $54,000 for the years ended 2008, 2007 and 2006, respectively, to Wilmer F. Pergande, a Director of the Company.
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
19. Commitments and contingencies
On April 1, 2005, the Company signed a lease for approximately 5,451 square feet of office space at the Regatta Office Park, West Bay Road, Grand Cayman, Cayman Islands. The term of the lease was three years at $196,240 per annum. The Company exercised an option to extend the lease for a further three year period in October 2007, effective May 1 2008, at an increased annual rental payment of $215,864 per annum.
In July 2005, the Company entered into a lease agreement pursuant to which its wholly-owned subsidiary Aquilex, Inc. has agreed to lease approximately 7,142 square feet of office and warehouse space in Deerfield Beach, Florida for a period of five years.

Future minimum lease payments under non-cancelable operating leases as of December 31, 2008 are as follows:

2009	$312,624
2010	314,634
2011	71,955
2012	—
Total rental expense for the years ended December 31, 2008, 2007 and 2006 was $343,780, $367,932, and $331,931, respectively.
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
As a result of the Company’s acquisition of interests in CW-Bahamas, it guaranteed the performance of CW-Bahamas to the Water and Sewerage Corporation of the Bahamas (“WSC”) in relation to the water supply contract between CW-Bahamas and the WSC. In the event that CW-Bahamas cannot provide the minimum water quantity per the contract, it must reimburse the WSC for the cost of water it would have to obtain from other sources, at the per U.S. gallon rate charged by CW-Bahamas to the WSC.
Through performance and operation bonds, the Royal Bank of Canada, Nassau, has made guarantees in the amount of approximately $1.9 million to WSC that the Company shall duly perform and observe all terms and provisions pursuant to contracts between the parties. In the event of default, the Royal Bank of Canada, Nassau, shall satisfy and discharge any damages sustained by WSC up to the guaranteed amount. The Company has guaranteed reimbursement to the bank for any payments made thereon.
The Company has entered into employment agreements with certain executives, which expire through December 31, 2011 and provide for, among other things, base annual salary in an aggregate amount of $1.3 million, performance bonuses and various employee benefits.
On November 17, 2006, Gruppozecca Bahamas Limited (“GBL”) filed a Statement of Claim in the Supreme Court of the Commonwealth of the Bahamas against Consolidated Water (Bahamas) Limited (“CW-Bahamas”) seeking damages in excess of $950,000 for CW-Bahamas’ alleged breach of its obligations under an agreement between GBL and CW-Bahamas relating to the construction of a desalination plant in the Commonwealth of the Bahamas. The Company believes that the claims made by GBL against CW-Bahamas are without merit, and intends to vigorously defend against such claims. This matter is presently scheduled to go to trial in October 2009.
From time to time the Company is involved in legal proceedings or claims arising in the normal course of business. As of December 31, 2008, other than already disclosed, the Company was not aware of any legal proceedings or claims, either threatened or pending, that Company management believes would result in a material adverse effect on the Company’s financial position.
As of December 31, 2008, the Company was subject to interest rate risk related to its $2,250,000 loan to OC-BVI that bears interest at the three month LIBOR plus 3.5% per annum.
In July 2007, the Cayman Islands Government awarded Ocean Conversion (Cayman) Limited, a ten-year Design-Build-Sell-Operate contract for a seawater desalination plant on Frank Sound on Grand Cayman Island. The design capacity of the new plant will be 2.38 million U.S. gallons per day with a contract guarantee for the delivery of 2.14 million U.S. gallons per day to the customer, the Water Authority-Cayman. Construction is underway and it is anticipated that this project will be completed in April 2009.

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
Employee Share Option Plan (Common Stock Options)
In 2001, the Company introduced an employee stock option plan for certain long-serving employees of the Company. Under the plan, these employees are granted in each calendar year, as long as the employee is a participant in the Employee Share Incentive Plan, options to purchase common shares. The price at which the option may be exercised will be the closing market price on the grant date, which is the 40th day after the date of the Company’s Annual Shareholder Meeting. The number of options each employee is granted is equal to five times the sum of (i) the number of preferred shares which that employee receives for $nil consideration and (ii) the number of preferred share options which that employee exercises in that given year. Options may be exercised during the period commencing on the fourth anniversary of the grant date and ending on the thirtieth day after the fourth anniversary of the grant date.
Non-Executive Directors’ Share Plan
In 1999, the Company introduced a stock grant plan, which forms part of Directors’ remuneration. Under the plan, Directors receive a combination of cash and common stock in consideration of remuneration for their participation in Board meetings. All Directors are eligible except Executive Officers, who are covered by individual employment contracts, and the Government elected board member. The number of common stock granted is calculated based upon the market price of the Company’s common stock on October 1 of the year preceding the grant. Stock granted during the year ended December 31, 2008 totaled 3,899 shares (2007: 5,250 shares).
2008 Equity Incentive Plan
On May 14, 2008 the Company’s stockholders approved the 2008 Equity Incentive Plan (the “2008 Plan”) and reserved 1,500,000 shares of the Company’s Class A common shares for issuance under this plan. All Directors, executives and key employees of the Company or its affiliates are eligible for participation in the 2008 Plan which provides for the issuance of options, restricted stock and stock equivalents at the discretion of the Board. A total of 101,655 options were granted under the 2008 Plan in 2008 at exercise prices of $30.40 and $23.44.
Effective January 1, 2006, the Company adopted SFAS No. 123(R), “Share-Based Payment,” which requires the measurement and recognition of compensation cost at fair value for all share-based payments, including stock options. As a result of adopting SFAS No. 123(R), stock compensation expense of $369,661 and $125,843 was charged to earnings for the years ended December 31, 2008 and 2007, respectively. The impact of adopting SFAS No. 123(R) on basic and diluted earnings per share for the years ended December 31, 2008 and 2007 was $0.03 and $0.02 per share, respectively.
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
The significant weighted average assumptions for the years ended December 31, 2008, 2007 and 2006 were as follows:

	2008	2007	2006
Risk free interest rate	2.87%	4.82%	5.05%
Expected option life	3.5 years	2.0 years	2.9 years
Expected volatility	57.16%	37.44%	33.66%
Expected dividend yield	1.51%	0.91%	0.90%
A summary of the Company’s stock option activity for the year ended December 31, 2008 is as follows:.

			Weighted Average
			Remaining
		Weighted Average	Contractual Life	Aggregate Intrinsic
	Options	Exercise Price	(Years)	Value (1)
Outstanding at beginning of year	21,465	$19.20
Granted	104,584	29.04
Exercised	(6,160)	10.55
Forfeited	(1,774)	23.62

Outstanding at end of year	118,115	$28.30	3.66 years	$—

Exercisable at end of year	—	$—	—	$—

(1)	The intrinsic value of a stock option represents the amount by which the fair value of the underlying stock, measured by reference to the closing price of the common shares of $12.50 in the Nasdaq Global Select Market on December 31, 2008, exceeds the exercise price of the option.
As of December 31, 2008, 118,115 non-vested options were outstanding with a weighted average exercise price of $28.30 and an average remaining contractual life of 3.66 years. The total remaining unrecognized compensation costs related to unvested stock-based arrangements was $325,610 as of December 31, 2008 and is expected to be recognized over a weighted average period of 3.66 years.
The following table summarizes the weighted average fair value of options at date of grant and the intrinsic value of options exercised during the years ended December 31, 2008, 2007 and 2006:

	2008	2007	2006
Options granted with an exercise price below market price on the date of grant:
Employees — preferred share options	$—	$6.65	$15.93
Overall weighted average	$—	$6.65	$15.93
Options granted with an exercise price at market price on the date of grant:
Management employees	$—	$—	$—
Employees — common share options	$6.82	$10.49	$8.08
Overall weighted average	$6.82	$10.49	$8.08
Options granted with an exercise price above market price on the date of grant:
Management employees	$4.43	$—	$—
Employees — preferred share options	$0.02	$—	$—
Overall weighted average	$4.35	$—	$—
Total intrinsic value of options exercised	$12,012	$5,082,472	$4,252,174

21. Pension benefits
Staff pension plans are offered to all employees in the Cayman Islands. The plans are administered by third party pension plan providers and are defined contribution plans whereby the Company matches the contribution of the first 5% of each participating employee’s salary up to $72,000. The total amount recognized as an expense under the plan during the year ended December 31, 2008 was $174,616 (2007: $168,820 and 2006: $150,887).
22. Financial instruments
Credit risk:
The Company is not exposed to significant credit risk on its retail customer accounts as its policy is to cease supply of water to customers’ accounts that are more than 45 days overdue. The Company’s exposure to credit risk is concentrated on receivables from its Bulk water customers. As of December 31, 2008, the Company had $8.2 million in delinquent accounts receivable due from the Bahamas government. Management considers these receivables fully collectible and therefore the Company has not recorded an allowance for these receivables. All other accounts receivable are current or an allowance has been made for collection as of December 31, 2008.
Interest rate risk:
Substantially all of the Company’s outstanding debt consists of fixed rate obligations and therefore the Company is not subject to interest-rate risk arising from fluctuations of LIBOR or prime lending rates. As of December 31, 2008, the Company is subject to interest rate risk related to its $2,250,000 loan to OC-BVI that bears interest at the three month LIBOR plus 3.5% per annum.
Foreign exchange risk:
All relevant foreign currencies have fixed exchange rates to the United States dollar as detailed under the foreign currency accounting policy note. If any of these fixed exchange rates become floating exchange rates, the Company’s results of operations could be adversely affected.
Fair values:
As of December 31, 2008 and 2007, the carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and other liabilities and dividends payable approximate their fair values due to the short term maturities of these assets and liabilities. Management considers that the carrying amounts for loans receivable and long term debt as of December 31, 2008 approximate their fair value.
23. Non cash transactions:
The Company executed the following non-cash transactions:

	2008	2007	2006
Note received for plant facility sold	$—	$1,738,000	$897,000
Issuance of 11,450, 11,346 and 2,135 respectively, of common shares for services rendered	286,462	251,377	43,326
Issuance of 1,774, 2,600 and 3,587, respectively, of redeemable preferred shares for services rendered	30,158	47,856	130,078
Conversion of 5,451, 5,698 and 12,244, respectively of redeemable preferred shares to common shares	3,271	3,419	7,346
Dividends declared but not paid	945,695	—	849,470

24. Impact of recent accounting standards pronouncements
Adoption of New Accounting Standards:
In September 2006, the Securities and Exchange Commission (“SEC”) released Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”), which is effective for fiscal years ending on or after November 15, 2006. SAB 108 provides guidance on how the effects of prior-year uncorrected financial statement misstatements should be considered in quantifying a current year misstatement. SAB 108 requires public companies to quantify misstatements using both an income statement (rollover) and balance sheet (iron curtain) approach and evaluate whether either approach results in a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. If prior year errors that had been previously considered immaterial now are considered material based on either approach, no restatement is required so long as management properly applied its previous approach and all relevant facts and circumstances were considered. Adjustments considered immaterial in prior years under the method previously used, but now considered material under the dual approach required by SAB 108, are to be recorded upon initial adoption of SAB 108. The application of this Bulletin did not have an effect on the Company’s financial statements.
In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset. The standard is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS No. 157 did not have a material impact on the Company’s financial condition, results of operations or cash flows.
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). This Standard allows companies to elect to follow fair value accounting for certain financial assets and liabilities in an effort to mitigate volatility in earnings without having to apply complex hedge accounting provisions. SFAS No. 159 is applicable only to certain financial instruments and is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS No. 159 did not have a material impact on the Company’s financial condition, results of operations or cash flows.
Effect of Newly Issued But Not Yet Effective Accounting Standards:
In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS No. 141(R)”). This Standard retains the fundamental acquisition method of accounting established in Statement 141; however, among other things, SFAS No. 141(R) requires recognition of assets and liabilities of non-controlling interests acquired, fair value measurement of consideration and contingent consideration, expense recognition for transaction costs and certain integration costs, recognition of the fair value of contingencies, and adjustments to income tax expense for changes in an acquirer’s existing valuation allowances or uncertain tax positions that result from the business combination. The Standard is effective for annual reporting periods beginning after December 15, 2008 and shall be applied prospectively. The Company has not yet completed its assessment of what impact SFAS No. 141(R), will have on its financial condition, results of operations or cash flows.
In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements. SFAS No. 160 changes the way consolidated net income is presented, requiring consolidated net income to report amounts attributable to both the parent and the non-controlling interest but earnings per share will be based on amounts attributable to the parent. It also establishes protocol for recognizing certain ownership changes as equity transactions or gain or loss and requires presentation of non-controlling ownership interest as a component of consolidated equity. SFAS No. 160 is effective for annual reporting periods beginning after December 15, 2008 and shall be applied prospectively. The Company has not yet completed its assessment of what impact SFAS No. 160 will have on its financial condition, results of operations or cash flows.
In November 2008, the FASB ratified the final consensuses reached in EITF Issue No. 08-6, “Equity Method Investment Accounting Considerations” and EITF Issue No. 08-7, “Accounting for Defensive Intangible Assets.” EITF No. 08-6 resolves several accounting issues that arise in applying the equity method of accounting. Most of these issues arise or become more prevalent upon the effective date of SFAS No. 141(R) or SFAS No. 160. EITF No. 08-7 provides guidance on the initial and subsequent measurement of defensive assets acquired in a business combination, apart from acquired in-process research and development assets. The effective dates of EITF No. 08-6 and EITF No. 08-7 coincide with the effective dates of SFAS No. 141(R) and SFAS No. 160; both pronouncements are to be applied on a prospective basis in fiscal years beginning on or after December 15, 2008. We do not believe that EITF No. 08-6 or EITF No. 08-7 will have a material impact on our financial statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors
Ocean Conversion (BVI) Ltd.
We have audited the accompanying consolidated balance sheets of Ocean Conversion (BVI) Ltd. and its subsidiary (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material aspects, the financial position of Ocean Conversion (BVI) Ltd. and subsidiary as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.
As more fully discussed in Note 3 to the consolidated financial statements, the Company is involved in a dispute with the BVI Government, which is the Company’s sole customer. As a result of this dispute, the Company has modified its revenue recognition policy with regard to water sales to this customer, which was the principal factor in the Company’s incurring a significant net loss in 2008. Other than this, the consolidated financial statements do not include any adjustments that might result from the ultimate outcome of this dispute.
/s/ Rachlin LLP
Fort Lauderdale, Florida
March 16, 2009

OCEAN CONVERSION (BVI) LTD.
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2008 and 2007
(Expressed in United States Dollars)

	December 31,
	2008	2007
ASSETS
Current assets
Cash and cash equivalents	$748,566	$102,163
Accounts receivable	14,029,143	8,177,090
Inventory	259,467	29,513
Prepaid expenses and other assets	36,089	57,461

Total current assets	15,073,265	8,366,227

Property, plant and equipment, net	10,202,457	10,297,970
Construction in progress	208,662	196,113
Inventory (non-current)	410,120	437,846
Other assets	642,500	642,500

Total assets	$26,537,004	$19,940,656

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and other liabilities	$1,789,256	$2,072,453
Current portion of long term debt	2,250,000	625,000
Deferred revenue	12,894,193	—

Total current liabilities	16,933,449	2,697,453

Long term debt	—	2,250,000
Profit sharing obligation	3,209,756	3,250,256
Minority interest in JVD Ocean Desalination Ltd.	14,628	—

Total liabilities	20,157,833	8,197,709

Commitments

Stockholders’ equity
Class A voting shares, $1 par value. Authorized 600,000 shares: issued and outstanding 555,000 shares	555,000	555,000
Class B voting shares, $1 par value. Authorized 600,000 shares: issued and outstanding 555,000 shares	555,000	555,000
Class C non-voting shares, $1 par value. Authorized 600,000 shares: issued and outstanding 165,000 shares	165,000	165,000
Additional paid-in capital	225,659	225,659
Retained earnings	4,878,512	10,242,288

Total stockholders’ equity	6,379,171	11,742,947

Total liabilities and stockholders’ equity	$26,537,004	$19,940,656

The accompanying notes are an integral part of these consolidated financial statements.

OCEAN CONVERSION (BVI) LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2008, 2007 and 2006
(Expressed in United States Dollars)

	2008	2007	2006
Water sales	$137,666	$9,326,435	$8,370,045
Cost of water sales	4,160,394	3,280,833	3,574,002

Gross profit (loss)	(4,022,728)	6,045,602	4,796,043
General and administrative expenses	1,046,312	2,486,278	1,873,726

Income (loss) from operations	(5,069,040)	3,559,324	2,922,317

Other income (expense)
Interest income	7,480	579,373	363,420
Interest expense	(160,827)	(259,038)	(114,065)
Other income	739	565	—

	(152,608)	320,900	249,355

Income (loss) before minority interest	(5,221,648)	3,880,224	3,171,672
Minority interest income (expense)	(14,628)	33,776	(512)

Net income (loss)	$(5,236,276)	$3,914,000	$3,171,160

The accompanying notes are an integral part of these consolidated financial statements.

OCEAN CONVERSION (BVI) LTD.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2006, 2007 and 2008
(Expressed in United States Dollars)

			Additional		Total
	Common stock		paid-in	Retained	stockholders’
	Shares	Dollars	capital	earnings	equity
Balance as of December 31, 2005	1,275,000	$1,275,000	$225,659	$4,750,878	$6,251,537
Net income	—	—	—	3,171,160	3,171,160
Dividends declared	—	—	—	(1,275,000)	(1,275,000)

Balance as of December 31, 2006	1,275,000	1,275,000	225,659	6,647,038	8,147,697
Net income	—	—	—	3,914,000	3,914,000
Dividends declared	—	—	—	(318,750)	(318,750)

Balance as of December 31, 2007	1,275,000	1,275,000	225,659	10,242,288	11,742,947
Net loss	—	—	—	(5,236,276)	(5,236,276)
Dividends declared	—	—	—	(127,500)	(127,500)

Balance as of December 31, 2008	1,275,000	$1,275,000	$225,659	$4,878,512	$6,379,171

The accompanying notes are an integral part of these consolidated financial statements.

OCEAN CONVERSION (BVI) LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2008, 2007 and 2006
(Expressed in United States Dollars)

	2008	2007	2006
Cash flows from operating activities
Net income (loss)	$(5,236,276)	$3,914,000	$3,171,160
Add(deduct) items not affecting cash
Depreciation	251,708	399,442	403,255
Amortization of bank fees	—	—	3,837
Profit sharing	—	1,240,094	1,007,697
Minority interest	14,628	(33,776)	512
(Increase) decrease in accounts receivable	(5,852,053)	(5,770,794)	1,012,626
(Increase) decrease in inventory	(202,228)	(42,137)	(80,874)
(Increase) decrease in other assets	21,372	(671,996)	(3,248)
Increase (decrease) in accounts payable and accrued liabilities	(283,197)	595,269	363,090
Increase in deferred revenue	12,894,193	—	—

Net cash provided by (used in) operating activities	1,608,147	(369,898)	5,878,055

Cash flows from investing activities
Purchase of property, plant and equipment	(156,195)	(28,232)	(132,590)
Expenditures for construction in progress	(12,549)	(307,812)	(4,201,934)

Net cash provided by (used in) investing activities	(168,744)	(336,044)	(4,334,524)

Cash flows from financing activities
Profit sharing rights paid	(40,500)	(101,250)	(405,000)
Proceeds from long term debt	—	—	800,000
Principal repayments of long term debt	(625,000)	(125,000)	(255,000)
Dividends paid	(127,500)	(318,750)	(1,275,000)

Net cash provided by (used in) in financing activities	(793,000)	(545,000)	(1,135,000)

Net increase (decrease) in cash and cash equivalents	646,403	(1,250,942)	408,531
Cash and cash equivalents at the beginning of the year	102,163	1,353,105	944,574

Cash and cash equivalents at the end of the year	$748,566	$102,163	$1,353,105

Interest paid in cash	$245,000	$154,314	$17,851

The accompanying notes are an integral part of these consolidated financial statements.

OCEAN CONVERSION (BVI) LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
On January 24, 1992, OC-BVI amended the original agreement with the BVI government to allow for the expansion of OC-BVI’s plant located at Baughers Bay, Tortola in order to increase its production capacity from 360,000 imperial gallons of water to 510,000 imperial gallons per day. Under this agreement, the BVI government had the option to purchase this plant in May 1999 at a cost of $1,420,000 or renew the agreement for a period of seven years. The BVI government did not exercise its option to purchase the plant but advised OC-BVI of its desire to continue the agreement on a month-to-month basis until a new agreement is negotiated. In October 2006, the BVI government notified OC-BVI that it was asserting a right of ownership of the Baughers Bay plant and invited OC-BVI to submit a proposal for continued involvement in the production of water at the Baughers Bay plant — see Note 3.
JVD Ocean Desalination Ltd. (“JVD”), a majority owned subsidiary of OC-BVI, was incorporated on January 2, 2003 and began producing potable water on the island of Jost Van Dyke for the BVI government on July 10, 2003.
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
Trade accounts receivable: Trade accounts receivable are recorded at the invoiced amounts based on meter readings.
Interest income: The Company earns interest income on trade accounts receivable based on the overdue invoices from its customer.
Inventory: Inventory primarily includes replacement spares and parts that are valued at the lower of cost or net realizable value, with cost determined on the first-in, first-out basis.

Impairment of long-lived assets: In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets,” assets such as property, plant and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount exceeds the fair value of the asset.
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
Water sales: The Government is billed monthly based on meter readings performed at or near each month end and in accordance with the water sales agreement, which stipulates minimum monthly charges for water service. During 2008, the Company changed its revenue recognition policy with respect to water sales from its Baughers Bay plant as a result of a dispute with the BVI government — See Note 3.
Reclassifications: Pursuant to the terms of its license agreement, the Company adjusts its monthly invoice to charge (or credit) its customer for any increases (or decreases) in the energy costs incurred to produce water. Prior to 2008, the Company recorded a portion of these energy cost charges (or credits) as an adjustment to the energy component of its cost of revenues. During the fourth quarter of 2008, the Company concluded that since such amounts are ultimately paid by (or to) its customer, these energy cost charges and credits would be more appropriately classified in its consolidated results of operations as an adjustment to revenues rather than cost of revenues. Accordingly, revenue and cost of revenue amounts reported in the prior years’ financial statements for 2007 and 2006 have been adjusted in these 2008 financial statements for these reclassifications, the effects of which on previously reported amounts are as follows:

	Year Ended December 31,
	2007	2006
Revenue, as reported	$8,955,491	$8,047,783
Reclassification of energy recovery	370,944	322,262

Revenue, as adjusted	$9,326,435	$8,370,045

These reclassifications had no effect upon the previously reported amounts of gross profit or net income.
Comparative amounts: Certain prior year amounts have been adjusted to conform to the current year’s presentation.
3. Dispute with BVI government.
In October 2006, the Ministry of Communications and Works of the Government of the British Virgin Islands (the “Ministry”) notified OC-BVI that it was asserting a purported right of ownership of the Baughers Bay plant pursuant to the terms of the Water Supply Agreement between the parties dated May 1990 (the “1990 Agreement”) and was inviting OC-BVI to submit a proposal for its continued involvement in the production of water at the Baughers Bay plant in light of the Ministry’s planned assumption of ownership. The Ministry is OC-BVI’s sole customer and substantially all of its revenues are generated from the Baughers Bay plant.
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

OC-BVI submitted a proposal to the Ministry in late 2006 to continue to supply water from the Baughers Bay plant. The Ministry held discussions with OC-BVI regarding a new contract but did not formally respond to OC-BVI’s proposal. Early in 2007 the Ministry unilaterally took the position that until such time as a new agreement is reached on the ownership of the plant and the price for the water produced by the plant, the Ministry would only pay that amount of OC-BVI’s billings that the Ministry purports constitutes OC-BVI’s costs of producing the water. OC-BVI responded to the Ministry that the amount the Ministry proposed to pay was significantly less than OC-BVI’s production costs. Payments made by the Ministry to OC-BVI since the Ministry’s assumption of this reduced price have been sporadic and as of December 31, 2007 OC-BVI had received payment for less than 22% of the amounts it billed the Ministry for the year then ended. On November 15, 2007, OC-BVI issued a demand letter to the BVI government for approximately $6.2 million representing amounts that OC-BVI claimed were due by the BVI government for water sold and delivered plus interest and legal fees. In response to OC-BVI’s demand for payment, the BVI government issued a letter dated November 19, 2007 that reasserted its claim that ownership of the Baughers Bay plant has passed to the BVI government and rejected OC-BVI’s claim for payment. On November 22, 2007, OC-BVI’s management was informed that the BVI government had filed a lawsuit with the Eastern Caribbean Supreme Court seeking ownership of the Baughers Bay plant. On February 11, 2008, OC-BVI filed its defense against the BVI government’s claim. OC-BVI intends to vigorously pursue its rights to full payment for water sold and delivered to the BVI government and to defend against any action that the BVI government owns any interest in the Baughers Bay plant.
During 2007 OC-BVI completed, for a total cost of approximately $8 million, the construction of a 700,000 U.S. gallons per day desalination plant located at Bar Bay, Tortola (the “Bar Bay plant”). OC-BVI constructed this plant in response to what it believes is an extreme shortage of, and a pressing demand for, potable water on the eastern end of Tortola and anticipated entering into a bulk water supply agreement with the Ministry. On December 19, 2008, OC-BVI and the BVI government executed a binding term sheet (the “Bar Bay Agreement”) for the purchase of water by the BVI government from OC-BVI’s seawater desalination plant located at Bar Bay, Tortola, BVI. The parties intend this Bar Bay Agreement to govern the terms of sale of water by OC-BVI to the BVI government until the parties execute a definitive contract. Under the terms of the Bar Bay Agreement, OC-BVI will deliver up to 600,000 U.S. gallons of water per day to the BVI government from the Bar Bay plant. Until completion of the construction of the first phase of certain additional facilities by OC-BVI, the BVI government is not obligated to purchase any minimum volumes of water from OC-BVI. The first phase of such facilities construction involves the installation of water pipes from the plant to a BVI government-owned reservoir site and from this site to the BVI government’s piped water distribution system. This phase must be completed within six months of the signing of the proposed definitive contract. After completion of this first phase, the BVI government will be obligated to purchase at least 600,000 U.S. gallons of water per day from the plant. A second phase of construction requires OC-BVI to complete a storage reservoir on the BVI government site within twelve months of the signing of the proposed contract. The proposed seven-year contract is expected to include a seven-year extension option exercisable by the BVI government.
To test for possible impairment of its long-lived assets as of December 31, 2008 as required under SFAS No. 144 the Company estimated the future expected cash flows from its Baughers Bay and Bar Bay plants using the guidance set forth under the FASB Statement of Financial Accounting Concepts No. 7, “Using Cash Flow Information and Present Value in Accounting Measurements.” In accordance with this FASB statement the Company (i) identified various possible outcomes of the Baughers Bay dispute and negotiations for a contract on the new Bar Bay plant; (ii) estimated the cash flows associated with each possible outcome, and (iii) assigned a probability to each outcome based upon discussions held to date with the BVI government and OC-BVI’s legal counsel. The resulting probability-weighted sum represents the expected cash flows, and the Company’s best estimate of future cash flows, to be derived from the Baughers Bay and Bar Bay plants. The Company determined that the sum of the future undiscounted cash flows for the Baughers Bay and Bar Bay plants, as based upon these expected cash flows, exceeded the carrying values for these assets as of December 31, 2008 and therefore no impairment charge was recognized for these long-lived assets.
The identification of the possible outcomes for the Baughers Bay dispute and Bar Bay negotiations, the projections of cash flows for each outcome, and the assignment of relative probabilities to each outcome all represent significant estimates made by the Company’s management. The ultimate resolution of the Baughers Bay and Bar Bay issues may differ significantly from the Company’s estimates and may result in actual cash flows from the plants that vary materially from the expected cash flows the Company used in determining that an impairment charge was not required for the Company’s long-lived assets. If OC-BVI and the BVI government are unable to agree on a new contract for Baughers Bay and this matter proceeds to resolution through the Courts, the Ministry’s right of ownership under the 1990 Agreement could be found to be enforceable, in which case OC-BVI could lose its Baughers Bay water supply arrangement with the Ministry or may be forced to accept a water supply arrangement with the Ministry on less favorable terms, and if the BVI government exercises its purported right, OC-BVI could lose ownership of the Baughers Bay plant. Even if OC-BVI is able to refute the Ministry’s purported right of ownership, OC-BVI may elect to accept a new contract on less favorable terms. OC-BVI may be unsuccessful in negotiating a definitive contract for the Bar Bay plant on terms it finds acceptable. Any of these or other possible outcomes could result in actual cash flows from the Baughers Bay and Bar Bay plants that are significantly lower than the Company’s estimates. In such case, the Company could be required to record an impairment charge to reduce the carrying value of its long lived assets. Such impairment charge would reduce the Company’s earnings and could have a material adverse impact on its results of operations and financial condition. Failure to negotiate a new contract for either the Baughers Bay or Bar Bay plant could affect the Company’s ability to continue as a going concern.
Change in Revenue Recognition Policy
Due to the on-going uncertainty as to the amount and timing of future payments by the BVI government for water supplied from the Baughers Bay plant and consistent with the guidance set forth in U.S. Securities and Exchange Commission Staff Accounting Bulletin No. 104 Revenue Recognition, in 2008, the Company changed its policy for recognizing revenues on its Baughers Bay plant from the accrual to the equivalent of the cash method. The Company has considered all amounts billed to the BVI government for water supplied by the Baughers Bay plant during the year ended December 31, 2008, which totaled approximately $10.7 million, to be deferred revenues until such time as those billings are paid in cash or an agreement for their payment is reached with the BVI government. For the purpose of recording its revenues from the Baughers Bay plant, the Company considers that any payments made by the BVI government first apply to the remaining balance of outstanding accounts receivable that arose from billings for periods prior to and including December 2007. Such remaining accounts receivable balances were approximately $1.4 million as of December 31, 2008.
4. Inventory
Inventory consists of:

	December 31,
	2008	2007
Consumables stock	$89,984	$83,490
Spare parts stock	579,603	383,869

Total inventory	669,587	467,359
Less current portion	259,467	29,513

Inventory (non-current)	$410,120	$437,846

5. Property, plant and equipment and construction in progress
Property, plant and equipment consist of:

	December 31,
	2008	2007
Plant and equipment	$9,569,107	$9,545,707
Office furniture, fixtures and equipment	61,363	61,363
Vehicles	71,600	71,600
Tools and Test Equipment	18,431	18,431

	9,720,501	9,697,101
Accumulated depreciation	(7,390,066)	(7,138,358)

Property, plant and equipment, net of Bar Bay plant and equipment	2,330,435	2,558,743
Bar Bay plant and equipment	7,872,022	7,739,227

Property, plant and equipment, net	$10,202,457	$10,297,970

Construction in progress	$208,662	$196,113

Bar Bay plant and equipment represents costs incurred to construct a 700,000 U.S. gallons per day desalination plant at Bar Bay, Tortola, British Virgin Islands. This plant was under construction during 2006 and completed during 2007. While operationally ready as of December 31, 2008, this plant did not begin generating revenues until January 2009.
6. Long term debt

	December 31,
	2008	2007
CWCO loan bearing interest at three month LIBOR plus 3.5% (4.935% as of December 31, 2008) per annum, with interest calculated daily and payable quarterly. The loan is payable in eight (8) quarterly principal payments of $125,000 commencing on August 31, 2007, plus a final principal payment of $2,000,000 due on August 31, 2009, plus quarterly payments of accrued interest	$2,250,000	$2,875,000

Total long term debt	2,250,000	2,875,000
Less current portion	(2,250,000)	(625,000)

Long term debt, excluding current portion	$—	$2,250,000

On May 25, 2005, the Company entered into a loan agreement with Consolidated Water Co. Ltd. (“CWCO”), a Cayman Islands company which owns 50% of the Company’s voting shares. Under this agreement CWCO loaned the Company $3.0 million for the design and construction of the Bar Bay plant in Tortola. The loan principal was originally due and payable on June 1, 2007 and interest accrues at the LIBOR rate plus 3.5% and is payable quarterly on amounts drawn down commencing July 2005. The loan can be repaid at any time without penalty and is secured by a debenture on all of the Company’s assets. On August 24, 2007, the loan agreement was amended such that the loan is payable in eight quarterly principal payments of $125,000 commending on August 31, 2007, plus a final principal payment of $2,000,000 due on August 31, 2009, plus quarterly payments of accrued interest. The Company was delinquent on one payment of principal as of December 31, 2007, but made this payment subsequent to year end and is current on all payments due under the agreement as of December 31, 2008. The Company’s failure to obtain new agreements with the BVI government for its Baughers Bay and Bar Bay plants by September 2007 constituted an event of default under the loan agreement. However, the Company has obtained waivers of this default through January 1, 2010 from CWCO.
7. Commitments
The Company leases property adjacent to the Baughers Bay plant upon which it has installed wells and pipelines necessary for the production of water, with lease payments totaling $18,055 annually through the year 2015.
In addition, on May 25, 2005, the Company entered into a twenty-five year lease agreement with Bar Bay Estate Holdings Limited (“Bar Bay”), a private company incorporated in the Territory of the British Virgin Islands, pursuant to which the Company agreed to lease from Bar Bay approximately 50,000 square feet of land on Tortola, British Virgin Islands on which a seawater desalination plant and wells was constructed. Under the terms of the lease agreement, a lease premium payment of $750,000 was made on June 10, 2005, annual lease and easement payments of $15,020 are due annually and royalty payments of 2.87% of annual sales, as defined in the lease agreement, are payable quarterly. Sage Water Holdings (BVI) Limited currently owns 100% of the non-voting stock, 50% of the voting common stock and 50% of the profit sharing rights of OC-BVI. A Director of Sage Water Holdings is also a Director of OC-BVI and holds 50% of the outstanding shares of Bar Bay.
Future minimum lease payments under non-cancelable operating leases as of December 31, 2008 are as follows:

2009	$33,075
2010	33,075
2011	33,075
2012	33,075
2013	33,075
Thereafter	291,449
Total rental expense for the years ended December 31, 2008, 2007 and 2006 was $63,655, $83,655, and $33,655, respectively.
8. Expenses

	Year Ended December 31,
	2008	2007	2006
Cost of water sales consist of the following:
Fuel oil	$892,442	$990,188	$658,938
Electricity	1,653,487	702,400	1,142,396
Maintenance	358,190	278,673	558,653
Depreciation	250,603	398,336	402,150
Employee costs	501,894	469,759	446,126
Insurance	131,165	80,529	78,822
Other direct costs	372,613	360,948	286,917

	$4,160,394	$3,280,833	$3,574,002

General and administrative expenses consist of the following:
Profit sharing	$—	$1,240,094	$1,007,698
Management fees	725,895	713,119	620,448
Directors fees and expenses	27,789	63,711	65,456
Professional fees	120,600	266,366	33,418
Employee costs	52,718	50,431	50,622
Maintenance costs	145	1,265	160
Depreciation	1,105	1,105	1,105
Other indirect costs	118,060	150,187	94,819

	$1,046,312	$2,486,278	$1,873,726

9. Related party transactions
Pursuant to an amended and restated Management Services Agreement dated December 1, 2003 between DesalCo Limited. (a wholly-owned subsidiary of CWCO) and the Company, DesalCo Limited provides the Company with management, administration, finance, operations, maintenance, engineering and purchasing services, and is entitled to be reimbursed for all reasonable expenses incurred on behalf of the Company. The Company incurred fees of

$541,218, $528,119, and $466,401 related to this management service agreement for the years ended December 31, 2008, 2007 and 2006, respectively, and as of December 31, 2008 had accounts payable of $421,780 (2007: $605,446) due to DesalCo Limited for fees and expenses paid by DesalCo Ltd. on behalf of the Company.
Pursuant to a Management Services Memorandum effected January 1, 2004 between the Class B Directors who at any point in time represent Sage Water Holdings (BVI) Limited, and the Company, the Class B directors provide the Company with delegated operational matters, general management of local business matters, donation, sponsorship and public relations activities, and are entitled to an annual fixed fee of $60,000 and a profit sharing bonus equal to 2% of the Company’s income before depreciation, interest (income and expense), and other expenses not directly related to the operation of the Company. The Company incurred fees of $184,675, $185,000, and $154,047 related to this management service memorandum for the years ended December 31, 2008, 2007 and 2006, respectively and as of December 31, 2008 had accounts payable of $7,600 (2007: $10,119) due to Sage Water Holdings (BVI) Ltd.
As of December 31, 2008, the Company had accounts payable of $24,522 (2007: $125,197) related to the reimbursement of expenses paid by CWCO and DesalCo Limited.
10. Profit sharing obligation

	December 31,
	2008	2007
Opening balance	$3,250,256	$2,111,412
Additions	—	1,240,094
Distributions	(40,500)	(101,250)

Ending balance	$3,209,756	$3,250,256

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
Under the terms of the Agreements, the Company, in exchange for the above-mentioned shares, granted the Parties, profit sharing rights in the Company’s profits for as long as the Company remains in business as a going concern. The Agreement states that where the Company has profits available for the payment of dividends and pays a dividend from there, a distribution shall be made to each of the Parties equal to 202,500 (2007: 202,500) times the dividend per share received by the remaining shareholders and paid concurrently with such dividend. The factor of 202,500 (2007: 202,500) shall be subject to amendment by the same proportion and at the same time as changes take place or adjustments are made in respect of the remaining shareholders.
The current shareholders and an affiliate of a current shareholder have acquired these profit sharing rights. The Company has recorded an obligation as of December 31, 2008 for the maximum profit shares payable to the Parties if all retained earnings were to be distributed as dividends and profit shares.
11. Taxation
Under the terms of the water sale agreements with the Government, the Company is exempt from all non-employee taxation in the British Virgin Islands.
12. Pension plan
Effective December 1, 2003, the Company established the MWM Global Retirement Plan (the “Plan”). The Plan is a defined contribution plan whereby the Company will contribute 5% of each participating employee’s salary to the Plan. The total amount recognized as an expense under the plan during the year ended December 31, 2008 was $14,335 (2007: $13,876 and 2006: $11,230).
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
Fair values:
As of December 31, 2008 and 2007, the carrying amounts of cash and cash equivalents, accounts receivable, prepaid expenses and other assets, accounts payable and accrued liabilities approximate fair values due to the short term maturities of these assets and liabilities. Management considers that the carrying amount for long term debt approximates fair value.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.
ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Disclosure controls and procedures are the Company’s controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the possible controls and procedures.
Our management has evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our management, including our principal executive officer and principal financial officer, have concluded that, as of the end of the period covered by this report, the company’s disclosure controls and procedures were effective.
Internal Control Over Financial Reporting
(a) Management’s Annual Report on Internal Control Over Financial Reporting
MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Company management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by the company’s Board of Directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:
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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.
Based on our assessment, management believes that, as of December 31, 2008, the Company’s internal control over financial reporting is effective.
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
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Our Directors and Executive Officers
This table lists information concerning our executive officers and directors:

Name	Age	Position
Jeffrey M. Parker	64	Director, Chairman of the Board of Directors
Frederick W. McTaggart	46	Director, President, Chief Executive Officer
David W. Sasnett	52	Director, Executive Vice President & Chief Financial Officer
Gregory S. McTaggart	45	Vice President of Cayman Operations
Robert B. Morrison	55	Vice President of Purchasing and Information Technology
Gerard J. Pereira	38	Vice President of Sales and Marketing
Ramjeet Jerrybandan	41	Vice President of Overseas Operations
William T. Andrews	60	Director
Brian E. Butler *	59	Director
Steven A. Carr *	58	Director
Carson K. Ebanks *	53	Director
Richard L. Finlay *	50	Director
Clarence B. Flowers, Jr. *	53	Director
Wilmer F. Pergande *	69	Director
Leonard J. Sokolow *	52	Director
Raymond Whittaker *	55	Director

*	The Board of Directors has determined that each of such persons is an “independent director” under the corporate governance rules of The NASDAQ Stock Market LLC (“NASDAQ”).
Jeffrey M. Parker has been a director of our Company since 1980 and the Chairman of the Board since 1982. He served as de facto Chief Executive Officer from 1982 to 2003 and following his resignation from that post, retained executive responsibility for investor relations and business expansion from 2004 to his resignation effective July 4, 2008. Mr. Parker joined the Institute of Chartered Accountants in England & Wales in 1967 and became a Fellow in 1977. He founded a public accountancy practice in 1976 which was sold to Baker Tilley in 2007. From 1993 to 1995, Mr. Parker served as a director of The International Desalination Association representing the Caribbean &

Latin America and presently sits on the Advisory Board of DXV Water Technologies, LLC, a company formed to commercialize a significant development in reverse osmosis technology.
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
David W. Sasnett has served as a director of our Company since December 2004 and in June 2006 became our Executive Vice President and Chief Financial Officer. From October 2005 until June 2006 Mr. Sasnett was the Chief Financial Officer of VoIP, Inc., a publicly-traded provider of communication services utilizing voice over internet protocol technology. Mr. Sasnett is an Executive Vice President and the former President of Secure Enterprises, LLC, a marketer and distributor of consumer products, a company he co-founded in 2003. During 2004, he was the Vice President of Finance and Controller for MasTec, Inc., a publicly-traded specialty contractor and infrastructure provider. Mr. Sasnett was employed from 1994 to 2002 by Catalina Lighting, Inc. and from 1996 to 2002 served as the Chief Financial Officer of Catalina Lighting, Inc., a publicly-traded manufacturer and distributor of residential lighting and other consumer products. Mr. Sasnett is presently serving on the Board of Directors of Web Safety, Inc. His experience also includes more than 12 years with the accounting, auditing and consulting firm of Deloitte & Touche, LLP.
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
Gerard J. Pereira was appointed Vice President of Sales and Marketing in January 2008. Mr. Pereira obtained his Bachelor of Science and Master of Science in Chemical Engineering from the University of Waterloo, Ontario, Canada and joined Ocean Conversion (Cayman) Limited as Operations Engineer in 1995. He was promoted to Operations Manager of Ocean Conversion (Cayman) Limited in 1998, which post he held until our acquisition of that company. In March 2003, Mr. Pereira was promoted to Vice President of Engineering, retaining this post until his recent acceptance of the new Sales and Marketing position.
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
Steven A. Carr has served as a director of the Company since 1998. Mr. Carr is the President of Carr & Associates, a private investment firm located in Bryan, Texas. Mr. Carr received his Bachelor of Science degree from Texas A&M University in 1973 and his Master of Arts degree from the University of Texas in 1980. From 1972 to 1994, Mr. Carr held executive positions and participated in the ownership and management of a number of broadcast and telecommunications ventures throughout the United States. From 1998 to 2000, Mr. Carr served as an alternate director on our Board of Directors and was elected as a full director in May 2000. Mr. Carr was a director and chairman of the Trust Committee of the First National Bank of Bryan until its sale in 2007, and a director of Consolidated Water (Bahamas) Limited. He is Senior Lecturer at Texas A&M University’s Mays Business School, a councilor of the Texas A&M Research Foundation, director of the 12th Man Foundation and serves on numerous other boards and councils.
Carson K. Ebanks became the Cayman Islands government nominated director of our Company in May of 2001. Mr. Ebanks was the Director of Planning for the Cayman Islands from 1991 — 1997. Since 1997, he has served the Cayman Islands Government as a Chief Officer currently for the Ministry of Community Services, Works and Infrastructure. Mr. Ebanks is a Justice of the Peace, a Fellow of the Royal Geographic Society and a member of the American Planning Association and a member of the Most Excellent Order of the British Empire. He holds a Bachelor of Environmental Studies (Hons. Urban and Regional Planning — Peace and Conflict Studies Minor) from the University of Waterloo and a Master of Arts — Planning in Community and Regional Planning from the University of British Columbia. He is a trustee of the National Gallery of the Cayman Islands. Mr. Ebanks has served on the Boards of the Trustees for the Cayman Islands Museum, the Cayman Islands Civil Service Co-operative Credit Union, the Housing Development Corporation, the Water Authority-Cayman, the National Roads Authority, and is the Secretary General of the Cayman Islands Olympic Committee.
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
Leonard J. Sokolow became a director of our Company on June 1, 2006. From November 1999 until January 2007, Mr. Sokolow has been CEO and President of vFinance, Inc., a publicly-traded financial services company, which he co-founded. From January 2007 until July 2008, Mr. Sokolow was the Chairman and CEO of vFinance, Inc. until it merged into National Holdings Corporation, a publicly traded financial services company. Since July 2008, Mr. Sokolow has been Vice-Chairman and President of National Holdings Corporation. Mr. Sokolow was Founder, Chairman and Chief Executive Officer of the Americas Growth Fund, Inc., a closed-end 1940 Act management investment company, from 1994 to 1998. From 1988 until 1993 Mr. Sokolow was EVP and General Counsel of Applica, Inc., a publicly-traded appliance marketing and distribution company. From 1982 until 1988 Mr. Sokolow practiced corporate, securities and tax law and was one of the founding attorneys and a partner of an international boutique law firm. From 1980 until 1982 he worked as a CPA for Ernst & Young and KPMG Peat Marwick.
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

Group 1	Group 2	Group 3
William T. Andrews	Carson K. Ebanks	Wilmer F. Pergande
Brian E. Butler	Richard L. Finlay	Raymond Whittaker
Steven A. Carr	Clarence B. Flowers, Jr.	David W. Sasnett
	Frederick W. McTaggart	Leonard J. Sokolow
Jeffrey M. Parker
The directors of Group 2 were re-elected at our annual shareholders’ meeting in 2008 The directors in Group 3 will be eligible for re-election in 2009, Group 1 in 2010 and then Group 2 again in 2011.
Under our exclusive retail license in the Cayman Islands, which was transferred to our wholly-owned subsidiary, Cayman Water Company Limited in July 2003, the Cayman Islands government may nominate three persons to serve on the Board of Directors of the license holder. We must cause one of the persons nominated by the government to be elected as a director. In May 2001, when the license was held by our parent company, Carson K. Ebanks was elected as the government’s nominee and was elected to our Board. The Government has not yet nominated their director for Cayman Water Company Limited.
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
The Company schedules meetings of the Board of Directors quarterly, in conjunction with its Annual General Meeting, and as necessary throughout the year. The Company expects that all Directors will attend each meeting, absent a valid reason, such as a scheduled conflict. The Board of Directors held 10 meetings during 2008.
Each director other than Carson K. Ebanks attended at least 75% of the aggregate of: (i) The total number of meetings of the Board of Directors held during 2008, and (ii) the total number of meetings held by all committees of the Board of Directors on which he served during 2008.
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
Committees of the Board of Directors
The Board of Directors has the following four committees: (1) Executive, (2) Compensation, (3) Audit and (4) Nominations. Except for the Executive Committee, the Board of Directors has adopted a written charter for each of the other committees. Such charters are posted on the “Corporate Governance” section of the Company’s website: http://www.cwco.com.
Executive Committee
The Executive Committee is comprised of Messrs. Frederick McTaggart, Parker, Finlay, Flowers, and Whittaker. The Executive Committee did not meet during 2008. The functions of the Executive Committee include meeting to ensure that any matters which must be dealt with before the next Board of Directors meeting are addressed in a timely matter.
Compensation Committee
The Compensation Committee for 2008 was comprised of Messrs. Ebanks, Flowers, Finlay, Pergande and Sokolow. The composition of our Compensation Committee was changed in February 2008 and for the remainder of 2008 this Committee consisted of Messrs. Finlay, Pergande and Sokolow. The Compensation Committee met six times during 2008.
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
The composition of our Compensation Committee was changed in February 2009 and this Committee now consists of Messrs. Finlay, Pergande and Flowers.
Audit Committee
The Board of Directors has an Audit Committee, which for 2008 was comprised of Messrs. Butler, Carr, Finlay, Sokolow and Whittaker. The composition of our Audit Committee was changed in February 2008 and for the remainder of 2008 this Committee consisted of Messrs. Sokolow, Finlay and Carr. The Audit Committee met nine times during 2008.
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
The composition of our Audit Committee was changed in February 2009 and this Committee now consists of Messrs. Sokolow, Carr and Parker. Although Mr. Parker is not an independent director, the Board has determined that Mr. Parker’s participation on our Audit Committee is in the best interests of our shareholders.
Nominations Committee
The Board of Directors has a Nominations Committee, which is comprised of Messrs. Carr, Pergande and Sokolow. The nominations committee met once during 2008.
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

The composition of our Nominations Committee was changed in February 2009 and this Committee now consists of Messrs. Butler, Carr and Pergande.
To recommend a prospective nominee for the Nominations Committee’s consideration, a shareholder may submit the candidates name and qualifications in writing to the Secretary of the Company, Consolidated Water Co. Ltd., Regatta Office Park, Windward Three, 4th Floor, West Bay Road, P.O. Box 1114, Grand Cayman, Cayman Islands.

Section 16(a) Beneficial Ownership Reporting Compliance
As a foreign private issuer, we are not subject to the requirements of Section 16(a) of the Securities Exchange Act of 1934, as amended.
ITEM 11. EXECUTIVE COMPENSATION
COMPENSATION DISCUSSION & ANALYSIS
In this section, we provide an overview and analysis of our compensation program and policies, the material compensation decisions we have made under those programs and policies, and the material factors that we considered in making compensation decisions for our Named Executive Officers, as defined under the heading “Additional Information Regarding Executive Compensation.” Specific information regarding the compensation earned by or paid to our Named Executive Officers in 2008 is set forth in a series of tables under the heading “Additional Information Regarding Executive Compensation.” The discussion below is intended to help you understand the detailed information provided in those tables and put that information into context within our overall compensation program.
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
Compensation Philosophy and Objectives
The Committee believes that compensation paid to our Named Executive Officers should be directly aligned with our performance, and that compensation should be structured to ensure that a significant portion of our named executives officers’ compensation opportunities are directly related to achievement of our financial and operational goals, such as meeting profitability targets, operating within the capital expenditures budget, securing new projects within the Caribbean, obtaining contract extensions with current customers and keeping current on the industry’s engineering advances in seawater conversion technology, all of which impact shareholder value. The Committee evaluates both performance and compensation to ensure that we maintain our ability to attract and retain highly skilled and motivated employees in key positions and that compensation provided to key employees remains competitive relative to the compensation paid to similarly situated executives of companies listed on the major United States stock exchanges with market capitalizations between $250 million and $450 million (our “Peer Companies”). To that end, the Committee believes that the executive compensation packages we provide to our executives, including our Named Executive Officers, should include a mix of base salary and equity-based and incentive-based compensation.
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
In determining the compensation of our Named Executive Officers as set forth in their most recent employment agreements, the Committee reviewed executive compensation data for 2005 and 2006 for Peer Companies. Using this information, the Committee determined the total compensation of our Named Executive Officers, pursuant to their current employment agreements, adjusting upward between 20-25% to account for the cost of living in the Cayman Islands as compared to that of the United States.
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
A significant percentage of the total compensation paid to our Named Executive Officers is allocated to incentive-based compensation, as a result of the philosophy and objectives mentioned above. In 2008, the annual bonuses paid to our Named Executive Officers ranged from 12% to 23% of the total compensation paid to our Named Executive Officers.
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
2008 Executive Compensation Components
For the fiscal year ended December 31, 2007 and 2008, the principal components of compensation for our Named Executive Officers were:
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
Equity-Based Compensation
Under the terms of the employment agreement for our Chief Financial Officer that was effective through December 31, 2007, he was entitled to receive the equivalent in value of $40,000 of our common shares annually. Such shares vest quarterly in increments of 12.5% over a two-year period beginning at the start of each year. For purposes of determining the number of common shares equivalent in value to $40,000, we use the average of the closing bid and ask prices of the common shares on the principal market on which our common shares are traded for the five business days prior to the date that the amount of common shares to be issued to our Chief Financial Officer is calculated.
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
Incentive-Based Compensation
Annual Bonus. A significant amount of total compensation for which our Named Executive Officers are entitled is comprised of an annual bonus. For 2007, our Chairman and Chief Executive Officer were entitled to an annual performance bonus equal to 1.5% and 2%, respectively, of net profit, subject to a cap measured as 40% and 50% of their respective base salaries and were also entitled to an annual incremental bonus equal to 15% and 5%, respectively, of the increase (if any) of net profit for a financial year over all prior years highest net profit. The annual bonuses paid to our Chairman and our Chief Executive Officer for 2007 were paid 75% in cash and 25% in common shares.
Our Chief Executive Officer’s bonus for 2008 was determined at the sole discretion of the Company’s Board of Directors. The amount of the 2008 annual bonus was calculated by the Board of Directors based upon their assessment of the performance of Mr. McTaggart in the following areas: (a) the Company achieving its budgeted net income and earnings per share targets, (b) Mr. McTaggart facilitating the Company’s revenue growth through project extensions and new projects, (c) the Company staying within the approved capital expenditure budgets for operations, project extensions and new projects, (d) Mr. McTaggart fostering excellent communications with the Board of Directors and being receptive to input from the Board of Directors, (e) Mr. McTaggart executing any special projects as assigned by the Board of Directors, and (f) the development and maintenance of excellent customer relations. Our Chairman resigned his executive position with our Company in 2008 and, as non-executive Chairman of the Company, was not entitled to an annual bonus for 2008.
Our Chief Financial Officer was entitled to an annual bonus for 2007 and 2008 in an amount not less than 25% of his then current base salary based on meeting certain performance goals agreed to with our Chief Executive Officer. In 2007 and 2008, our Chief Executive Officer set performance goals for the Chief Financial Officer with respect to various financial initiatives and the financial reporting process. The bonus paid to our Chief Financial Officer is paid in cash.
For 2007, all Vice Presidents, except our Chief Financial Officer, were entitled to an annual bonus equal to 2.5% of the increase (if any) of net profit for a financial year over all prior years’ highest net profit, subject to a cap measured as 40% of their respective, then current base salaries. For 2008, our Vice Presidents were entitled to an annual bonus in an amount not less than 20% of their then current base salary based on meeting defined performance goals agreed to with our Chief Executive Officer. The annual bonuses, if any, paid to our Vice-Presidents are paid in cash.

In its discretion, the Committee may award bonus payments to our Vice-Presidents or our Chief Financial Officer above or below the amounts specified in their respective employment agreements. These bonus provisions are intended, in accord with our compensation philosophies and objectives, to align executive interests with shareholder interests.
Unless the provisions in our employment agreements relating to incentive compensation are amended, our Named Executive Officers will continue to receive incentive-based compensation as set forth above. As the employment agreements of our other Named Executive Officers come up for renewal, the Committee plans to review the information to be provided by Janney Montgomery to determine if our Named Executive Officers’ compensation levels are competitive and have the right mix of incentive-based compensation.
Equity Incentives. We believe that equity ownership is one of the more effective means of aligning the interests of our Named Executive Officers with those of our shareholders.
Through December 31, 2007, our Vice-Presidents were eligible to participate in an employee share incentive plan for our long-term employees who are not directors. Under the employee share incentive plan, employees were issued redeemable preference shares on an annual basis at no cost based on a formula which took into consideration the employee’s salary and the total dividend paid to common shareholders as a percentage of the total shareholder’s equity in each year. If an employee remained employed by us for at least four years, we were obligated to exchange the redeemable preference shares (whether or not the redeemable preference shares have been held for four years) for the same number of common shares. We were also obligated to exchange the redeemable preference shares for an equal number of common shares if an employee’s employment with us or any of our affiliates terminated by reason of the employee’s death, permanent disability or the employee reached the age of 65 years. However, if an employee’s employment with us or any of our affiliates terminated for any other reason, we could at any time up to and including the first anniversary of such termination, redeem the employee’s redeemable preference shares for cash equal to 75% of the average of the closing market price for our common shares on each of the first seven trading days in the month of October of the year in which the redeemable preference shares were issued to the employee.
Additionally, when an employee was issued redeemable preference shares, the employee was also granted an option to purchase an equal number of redeemable preference shares at approximately 75% of the average market price of the common shares. The exercise price was determined using the average of the closing market price for our common shares on each of the first seven trading days in the month of October of the year in which the redeemable preference shares were issued to the employee. The grant date was determined as 90 days after the date of the auditor’s certificate on the financial statements for the relevant year. This option expires, unless exercised by the employee, within thirty (30) days after the date of grant.
Under the new employment agreements consummated with our Chief Financial Officer and Vice-Presidents that became effective January 1, 2008, such Named Executive Officers no longer participate in the employee share incentive plan discussed above. Under their new agreements, these individuals received options to purchase common shares under the 2008 Equity Incentive Plan, which was approved by our shareholders in May 2008. Under the 2008 Equity Incentive Plan, we may grant directors, executives and key employees, including our Chief Financial Officer and Vice-Presidents, stock options, restricted stock, restricted stock units, stock equivalents and awards of common shares. The Compensation Committee selects participants to receive awards and determines the terms and conditions of each award, including the number of common shares subject to awards, the price, if any, a participant pays to receive or exercise an award, the time or times when awards vest or may be exercised, settled or forfeited, any performance goals, restrictions or other conditions to vest in, exercise, or settle awards, and the effect on awards of the disability, death, or termination of service of participants.
In determining the number of options to be granted to our Chief Financial Officer and Vice Presidents in 2008, we took into account competitive market data, the individual’s position, scope of responsibility, ability to affect profits and shareholder value, the individual’s historic and recent performance and the value of stock options in relation to other elements of total compensation.
All stock options granted to our Named Executive Officers in 2008 incorporate the following features:

•	the options vest one-third per year over three years beginning on the first anniversary of the date of grant;

•	the options expire with regard to vested shares three years from the applicable vesting date; and

•	under certain circumstances, the options are forfeited with regard to unvested shares upon separation from the Company.
We decided to use stock options as a long-term incentive vehicle for our Chief Financial Officer and our Vice-Presidents because:
•	stock options align the interests of executives with those of our shareholders, support a pay-for-performance culture, foster employee stock ownership, and focus our management team on increasing value for our shareholders;

•	stock options are performance based (i.e., all of the value received by the recipient from a stock option is based on the growth of the stock price above the option price); and

•	the vesting terms for stock options create incentive for increases in shareholder value over a longer term and encourages executive retention.
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

Perquisites and Other Personal Benefits
Pursuant to our Chief Executive Officer’s employment agreement, we provided our Chief Executive Officer with a suitable vehicle, the monthly expense of which was $250 in 2007 and $563 in 2008. Pursuant to our Chief Financial Officer’s current and former employment agreements, we provided our Chief Financial Officer with an automobile expense allowance which amounted to $750 per month in 2007 and $850 per month in 2008. Pursuant to the employment agreements with our Vice Presidents of Overseas Operations and Sales and Marketing, we provided each of them with an automobile expense allowance of $850 per month in 2008. We provided our Vice President of Cayman Operations with an automobile allowance of $208 per month in 2007 and $429 per month in 2008 pursuant to his employment agreement.
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
Upon termination due to the Named Executive Officer’s inability to discharge his duties due to physical or mental illness for a period of more than 60 days, the Named Executive Officer will be relieved of his duties. In the case of all Named Executive Officers other than our Chief Financial Officer, we will pay such Named Executive Officer $1,000 per year, provide medical insurance for him and his family, and contribute to a pension fund for the Named Executive Officer for a period of two years. In the case of our Chief Financial Officer, we will pay him $1,000 per year and provide medical insurance for him and his family for a period of one year.
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
Severance
Upon termination of employment, our Chief Executive Officer and Chief Financial Officer are entitled to receive severance payments under their employment agreements. In determining whether to approve and setting the terms of such severance arrangements, the Committee recognizes that executives, especially highly ranked executives, often face challenges securing new employment following termination. Our Chief Executive Officer’s employment agreement provides for a lump sum severance payment equal to 24 months and our Chief Financial Officer’s employment agreement provides for a lump sum severance payment of 12 months, of their then current respective base salary if their employment is terminated without cause or if their employment agreements are not renewed. The Committee negotiated our Chief Executive Officer’s severance package to provide him an amount equal to his base salary for the length of his non-competition arrangement with us. Based upon the data reviewed by the Committee, we believe that our Chief Executive Officer’s and Chief Financial Officer’s severance packages are generally in line with severance packages offered to executive chief executive officers and chief financial officers of the companies of similar size and employee base.
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
Our Chief Financial Officer’s employment agreement provides that, at his election, he may terminate his employment upon a Change in Control and receive a payment of 36 months of base his then current base salary. After reviewing the practices of companies represented in the compensation data we obtained, the Committee negotiated our Chief Financial Officer’s Change in Control arrangement to provide him an amount equal to three times his base salary. We believe that our Chief Financial Officer’s Change in Control arrangement is generally in line with such arrangements offered to chief financial officers of the companies of similar size to us represented in the compensation data reviewed.
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
Richard L. Finlay
Wilmer F. Pergande
Leonard J. Sokolow

ADDITIONAL INFORMATION REGARDING EXECUTIVE COMPENSATION
Summary Compensation Table
The following table summarizes the compensation of our (1) Chief Executive Officer, (2) Chief Financial Officer and (3) our three other most highly compensated executive officers based upon total compensation (collectively, our “Named Executive Officers”) for the fiscal years ended December 31, 2008, 2007 and 2006.

				Stock	Option	Non-Equity
Name and Principal		Salary	Bonus	Awards	Awards	Incentive Plan	All Other	Total
Position	Year	($)	($) (1)	($) (2)	($(3)	Compensation($) (4)	Compensation($) (5)	($)
Frederick W. McTaggart Chief Executive Officer	2008	375,000	115,000	—	—	—	10,360	500,360
	2007	230,000	312,508	—	—	—	6,600	549,108
	2006	223,416	175,379	—	—	—	6,600	405,395
David W. Sasnett (6) Executive VP & Chief	2008	221,000	50,000	30,000	93,941	—	10,200	405,141
Financial Officer	2007	202,500	50,625	40,000	—	—	9,000	302,125
	2006	155,000	67,500	20,000	—	—	8,400	250,900
Ramjeet Jerrybandan VP Overseas Operations	2008	132,750	45,000	—	74,899	—	13,800	266,449
	2007	122,570	49,028	—	—	—	3,600	175,198
	2006	102,000	24,644	—	—	—	3,600	130,244
Gregory S. McTaggart VP Cayman Operations	2008	132,750	30,000	—	74,899	—	8,750	246,399
	2007	128,750	51,500	—	—	—	6,100	186,350
	2006	125,000	35,816	—	—	—	6,100	166,916
Gerard J. Pereira VP Sales and Marketing	2008	132,750	26,550	—	56,174	—	13,800	229,274
	2007	122,750	49,028	—	—	—	3,600	175,378
	2006	99,167	36,914	—	—	—	3,600	139,681

(1)	Bonus amounts have been determined pursuant to the bonus terms outlined in our Named Executive Officers’ respective employment agreements.

(2)	Under the terms of Mr. Sasnett’s employment agreement effective for 2007, he was entitled to receive the equivalent in value of $40,000 of our common shares annually. Such shares vest quarterly in increments of 12.5% over a two-year period beginning on the date of grant.

(3)	There were no option awards during 2006 and 2007 to Named Executive Officers. Options amounts have been determined pursuant to the option terms outlined in our Named Executive Officers’ respective employment agreements.

(4)	There was no non-equity incentive plan compensation during 2006, 2007 and 2008 to Named Executive Officers.

(5)	Represents (i) pension plan contributions of $3,600 for each of Frederick W. and Gregory S. McTaggart, Ramjeet Jerrybandan and Gerard Pereira, (ii) car allowance of $10,200, $9,000 and $8,400 for Mr. Sasnett for 2008, 2007 and 2006, respectively; (iii) car allowance of $10,200 for Mr. Jerrybandan and Mr. Pereira for 2008; (iv) the cost to us in the amount of $5,150, $2,500 and $2,500 for the automobile used by Gregory S. McTaggart for 2008, 2007 and 2006, respectively; and (v) the cost to us in the amount of $6,760, $3,000 and $3,000 for the automobile used by Frederick W. McTaggart for 2008, 2007 and 2006, respectively.

(6)	Mr. Sasnett assumed the position of Chief Financial Officer effective June 3, 2006. The 2006 information presented herein represents annualized compensation amounts paid for the period from June 2, 2006 to December 31, 2006.

Employment Agreements
Frederick W. McTaggart-President and Chief Executive Officer
On January 1, 2004, we entered into a three-year employment agreement with Frederick W. McTaggart, our President and Chief Executive Officer, pursuant to which he is paid $200,000 per annum. This agreement is subject to extension each year upon mutual agreement such that the term will be for three years from January 1st of the next following year. If we terminate Mr. Frederick McTaggart without cause, he is entitled to twice the annual remuneration set out in this agreement, adjusted for any annual increases received.
For each completed financial year, Mr. Frederick McTaggart was paid a bonus calculated as (a) 2% of the net profits for that financial year, before charging this bonus, dividends, or crediting any amounts arising from the re-valuation of our assets to a maximum of 50% of Mr. Frederick McTaggart’s annual remuneration and (b) 5% of the amount by which our net profits for that financial year (calculated in the same manner as in (a) above) exceed the highest annual net profits earned by us in any prior financial year. This bonus was paid as to 75% in cash and 25% in our common shares valued at the market price at the close of trading of the same on December 31st of the relevant financial year.
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
The annual bonus, if any, will be paid 75% in cash and 25% in the Company’s common shares valued at the market price at the close of trading on December 31, of the relevant fiscal year (or if such day is not a trading day, at the close of trading on the preceding trading day). Finally, Mr. McTaggart will be entitled to a discretionary bonus in an amount and form as determined at the sole discretion of the Board of Directors. Pursuant to NASDAQ rules, the payment of a bonus in stock must be approved by the shareholders of the Company.
David W. Sasnett-Executive Vice President & Chief Financial Officer
On May 22, 2006, we entered into a 19-month employment agreement with David W. Sasnett, pursuant to which Mr. Sasnett began serving as our Executive Vice President and Chief Financial Officer effective June 3, 2006. Under the terms of the employment agreement, Mr. Sasnett was entitled to an annual base salary of $155,000 and a performance bonus equal to 25% of Mr. Sasnett’s then current salary if benchmarks to be agreed upon by our Chief Executive Officer and Mr. Sasnett were met. We agreed to issue Mr. Sasnett a number of our common shares having an aggregate value of $40,000. Such shares vest quarterly in increments of 12.5% over a two-year period beginning on May 22, 2006. If Mr. Sasnett terminates the Employment Agreement upon giving 90 day’s notice after a “Change of Control,” we agreed to pay Mr. Sasnett an amount equal to twice his then current salary.
Under this previous agreement if Mr. Sasnett remains employed by us, we will issue Mr. Sasnett an additional number our common shares having an aggregate value of $40,000 on each anniversary of the Employment Agreement, which shares will vest quarterly in increments of 12.5% over a two-year period beginning on the date of each such grant. The number of common shares equivalent in value to $40,000 shall be determined using the average of the closing bid and asked prices of the common shares on the principal market on which such common shares are traded for the five business days prior to the date that the amount of such common shares to be issued to Mr. Sasnett is calculated. Additionally, we provided Mr. Sasnett with an initial monthly automobile allowance of $700 that increased by $50 per month on the first of each new fiscal year.
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
The Company granted Mr. Sasnett a stock option to purchase 22,200 common shares at an exercise price of $30.40 per share. The options will vest in tranches of 7,400 shares each on January 1, 2009, 2010 and 2011. The options expire three years from the applicable vesting date.
Gregory S. McTaggart-Vice President of Cayman Operations
On January 18, 2005, we entered into a two-year employment agreement with Gregory S. McTaggart, our Vice President of Cayman Operations, pursuant to which he is paid $105,000 per annum. This agreement is subject to extension each year if the Chief Executive Officer so determines and shall be extended for a further term not exceeding two years.
For each completed financial year, Mr. Gregory McTaggart will be paid a bonus calculated as 2.5% of the amount by which our net profits for that financial year (before charging this bonus, dividends, or crediting any amounts arising from the re-valuation of our assets) exceed the highest annual net profits earned by us in any prior financial year to a maximum of 40% of Mr. Gregory McTaggart’s annual remuneration. This bonus shall be paid as to in cash or in our common shares valued at the market price at the close of trading on December 31st of the relevant financial year (or if such day is not a trading day, at the close of trading on the preceding trading day), or as a combination of both at the Vice President election.
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
The Company granted Mr. McTaggart a stock option to purchase 17,700 common shares at an exercise price of $30.40 per share. The options will vest in tranches of 5,900 shares each on January 1, 2009, 2010 and 2011. The options expire three years from the applicable vesting date.
Ramjeet Jerrybandan-Vice President of Overseas Operations
On November 24, 2006, we entered into a 26-month employment agreement with Ramjeet Jerrybandan, our Vice President of Overseas Operations, pursuant to which he was paid $119,000 per annum. This agreement was subject to extension each year if the Chief Executive Officer so determined and could have been extended for a further term not exceeding two years.
For each completed financial year, Mr. Jerrybandan was to be paid a bonus calculated as 2.5% of the amount by which our net profits for that financial year (before charging this bonus, dividends, or crediting any amounts arising from the re-valuation of our assets) exceed the highest annual net profits earned by us in any prior financial year to a maximum of 40% of Mr. Jerrybandan’s annual remuneration. This bonus was to be paid in cash or in our common shares valued at the market price at the close of trading on December 31st of the relevant financial year (or if such day was not a trading day, at the close of trading on the preceding trading day), or as a combination of both at the Vice President’s election.
On January 14, 2008, we entered into a new employment agreement with Mr. Jerrybandan. Under the terms this employment agreement, Mr. Jerrybandan is entitled to an annual base salary of $132,750 and a performance bonus of not less than 25% of his base salary for the year pursuant to the completion of performance goals agreed to between Mr. Jerrybandan and the Chief Executive Officer of the Company. The Board of Directors of the Company, may in its sole discretion, after taking into consideration the recommendations of the Company’s Chief Executive Officer, pay Mr. Jerrybandan a bonus in excess of 25% of Mr. Jerrybandan’s base salary. The performance bonus must be paid entirely in cash.
The Company granted Mr. Jerrybandan a stock option to purchase 17,700 common shares at an exercise price of $30.40 per share. The options vest in tranches of 5,900 shares each on January 1, 2009, 2010 and 2011. The options expire three years from the applicable vesting date.
Pursuant to the terms of the employment agreement, the Company will provide Mr. Jerrybandan with a monthly automobile expense allowance of $850. This will increase on January 1 of each subsequent year by $50 per month during the term of this agreement.
Gerard J. Pereira-Vice President of Sales and Marketing
On January 14, 2005, we entered into a two-year employment agreement with Gerard J. Pereira, pursuant to which he served as our Vice President of Engineering and was paid $100,000 per annum. This agreement was subject to extension each year if the Chief Executive Officer so determined and could have been extended for a further term not exceeding two years.
For each completed financial year, Mr. Pereira was to be paid a bonus calculated as 2.5% of the amount by which our net profits for that financial year (before charging this bonus, dividends, or crediting any amounts arising from the re-valuation of our assets) exceed the highest annual net profits earned by us in any prior financial year to a maximum of 40% of Mr. Pereira’s annual remuneration. This bonus was to be paid in cash or in our common shares valued at the market price at the close of trading on December 31st of the relevant financial year (or if such day is not a trading day, at the close of trading on the preceding trading day), or as a combination of both at the Vice President’s election.
On January 16, 2008, we entered into a new employment agreement with Mr. Pereira. Under the terms this employment agreement, Mr. Pereira is entitled to an annual base salary of $132,750 and a performance bonus of not less than 20% of Mr. Pereira’s base salary for the year pursuant to the completion of performance goals agreed between Mr. Pereira and the Chief Executive Officer of the Company. The Board of Directors of the Company, may in its sole discretion, after taking into consideration the recommendations of the Company’s Chief Executive Officer, pay Mr. Pereira a bonus in excess of 20% of Mr. Pereira’s base salary. The performance bonus must be paid entirely in cash.
The Company granted Mr. Pereira a stock option to purchase 13,275 common shares at an exercise price of $30.40 per share. The options vest in tranches of 4,425 shares each on January 1, 2009, 2010 and 2011. The options expire three years from the applicable vesting date.
Pursuant to the terms of the employment agreement, the Company will provide Mr. Pereira with a monthly automobile expense allowance of $850. This will increase on January 1 of each subsequent year by $50 per month during the term of this agreement.

Grants of Plan-Based Awards
The following tables present information with respect to the stock options granted in the fiscal year ended December 31, 2008 to the Named Executive Officers. There can be no assurance that the Grant Date Fair Value of Option Award will ever be realized by the individual. The amount of these awards that were expensed is shown in the Summary Compensation Table.

				Number of
				Securities		Grant Date
				Underlying		Fair Value
				Options	Exercise	of Option
Name	Grant Date	Expiration Date		Granted	Price	Award (1)
Frederick W. McTaggart	—	—		—	—	$—
David W. Sasnett	5/14/2008	1/1/2014	(2)	22,200	$30.40	$15.45
Ramjeet Jerrybandan	5/14/2008	1/1/2014	(2)	17,700	$30.40	$15.45
Gregory S. McTaggart	5/14/2008	1/1/2014	(2)	17,700	$30.40	$15.45
Gerard J. Pereira	5/14/2008	1/1/2014	(2)	13,275	$30.40	$15.45
(1) Represents compensation cost of option awards as described in SFAS No. 123(R).
(2)	These options vest in equal tranches on each of January 1, 2009, 2010 and 2011 and expire three years from the applicable vesting date.
Outstanding Equity Awards at Fiscal Year-End
The following table summarizes the outstanding option awards as of December 31, 2008 for each Named Executive Officer.

	Number of Securities
	Underlying Unexercised			Option	Option	Option
	Options at Fiscal Year End			Exercise	Grant	Expiration
Name	Exercisable	Unexercisable		Price	Date	Date
Frederick W. McTaggart	—	—		—	—	—
David W. Sasnett	7,400	14,800	(1)	$30.40	5/14/2008	1/1/2014	(2)
Ramjeet Jerrybandan	5,900	11,800	(1)	$30.40	5/14/2008	1/1/2014	(2)
Gregory S. McTaggart	5,900	11,800	(1)	$30.40	5/14/2008	1/1/2014	(2)
Gerard J. Pereira	4,425	8,850	(1)	$30.40	5/14/2008	1/1/2014	(2)
(1) These options vest in equal tranches on each of January 1, 2009, 2010 and 2011.
(2) These options expire three years from the applicable vesting date.

Option Exercises and Stock Vested
The following table shows the number of our common shares acquired during 2008 upon the exercise of options.

	Option Awards		Stock Awards
Number of
	Shares		Number of
	Acquired on	Value Realized	Shares Acquired	Value Realized
Name	Exercise (#)	on Exercise ($)	on Vesting (#)	on Vesting ($)
Frederick W. McTaggart	—	—	—	—
David W. Sasnett	—	—	1,268	22,846
Ramjeet Jerrybandan	—	—	—	—
Gregory S. McTaggart	—	—	—	—
Gerard J. Pereira	—	—	—	—
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
Assuming our Named Executive Officers’ employment were terminated on December 31, 2008 due to the Named Executive Officer’s inability to discharge his duties due to physical or mental illness for a period of more than 60 days, the compensation due to our Named Executive Officers would be as set forth in the following table.

		Medical	Pension Fund	Total
	Salary	Insurance	Contribution	Compensation
Name	($)	($)	($)	($)
Frederick W. McTaggart	2,000	28,526	7,200	37,726
David W. Sasnett	1,000	22,080	—	23,080
Ramjeet Jerrybandan	2,000	9,656	7,200	18,856
Gregory S. McTaggart	2,000	9,529	7,200	18,729
Gerard J. Pereira	2,000	28,526	7,200	37,726
If our Chief Financial Officer terminates his employment agreement with six month’s prior notice or if we terminate his employment agreement due to his commission of an act or omission that could result in material harm to us or conduct justifying dismissal under Cayman Island law, he will forfeit all unvested shares issued pursuant to his employment agreement. If his employment agreement is otherwise terminated or upon a “Change in Control,” as defined below, all unvested shares issued pursuant to his employment agreement will vest immediately.
Severance
Upon termination of employment, our Chief Executive Officer and Chief Financial Officer are entitled to receive severance payments under their employment agreements. Our Chief Executive Officer’s and Chief Financial Officer’s employment agreements provide for a lump sum severance payment equal to 24 months and 12 months, respectively, of their then current respective base salary if their employment is terminated without cause or if their employment agreements are not renewed. The Committee negotiated our Chief Executive Officer’s severance packages to provide him an amount equal to their base salary for the length of his non-competition arrangement with us. If our Chief Executive Officer’s or Chief Financial Officer’s employment agreements were terminated on December 31, 2008, they would have received a lump sum payment of $750,000 and $221,000, respectively.
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
Our Chief Financial Officer’s employment agreement provides that, at his election, he may terminate his employment upon a Change in Control and receive a payment of 36 months of his then current base salary. After reviewing the practices of companies represented in the compensation data we obtained, the Committee negotiated our Chief Financial Officer’s Change in Control arrangement to provide him an amount equal to three times his base salary. We believe that our Chief Financial Officer’s Change in Control arrangement is generally in line with such arrangements offered to chief financial officers of the companies of similar size to us represented in the compensation data reviewed. If our Chief Financial Officer’s employment agreement had been terminated on December 31, 2008, he would have received a lump sum payment of $663,000.
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
Director Compensation
The following table sets forth a summary of the compensation earned by our non-employee directors and/or paid to certain of our non-employee directors in 2008.

	Fees
	Earned or	Stock
	Paid in Cash	Awards	Total
Name	($)	($)(1)	($)
Jeffrey M. Parker	39,140	—	39,140
Frederick W. McTaggart	—	—	—
David W. Sasnett	—	—	—
William T. Andrews	27,600	6,409	34,009
Brian E. Butler *	29,400	7,310	36,710
Steven A. Carr *	36,700	10,150	46,850
Carson K. Ebanks *	20,200	4,338	24,538
Richard L. Finlay *	44,050	11,788	55,838
Clarence B. Flowers, Jr. *	28,000	6,866	34,866
Wilmer F. Pergande *	36,400	9,251	45,651
Leonard J. Sokolow *	48,950	12,245	61,195
Raymond Whittaker *	33,200	8,140	41,340

*	The Board of Directors has determined that each of such persons is an “independent director” under the corporate governance rules of NASDAQ.

(1)	Represents the grant date fair value computed in accordance with SFAS No. 123(R).
Director Compensation Policy
Our Chairman receives an annual retainer of $80,000 instead of meeting fees or stock compensation.
Each director who is not an executive officer is entitled to an annual retainer of $8,000 and an attendance fee of $2,800 for each quarterly Board of Directors’ meeting attended, and $1,000 for any additional Board of Directors’ meetings attended.
Each director who is a member of the Audit Committee is entitled to an attendance fee of $900 for each Audit Committee meeting attended, except for the chairman of the Audit Committee who is entitled to $1,650 for each Audit Committee meeting attended.
Each director who is a member of the Compensation Committee is entitled to an attendance fee of $900 for each Compensation Committee meeting attended, except for the chairman of the Compensation Committee who is entitled to $1,650 for each Compensation Committee meeting attended.
Each director who is a member of the Executive Committee is entitled to an attendance fee of $400 for each Executive Committee meeting attended.

Each director who is a member of the Nominations Committee is entitled to an attendance fee of $400 for each Nominations Committee meeting attended, except for the chairman of the Nominations Committee who is entitled to $900 for each Nominations Committee meeting attended.
In addition, under the non-executive directors share grant plan, a director receives common shares worth the share equivalent of $1,200 for each quarterly Board of Directors meeting and $600 for each Committee meeting attended. The common shares are calculated by dividing the accumulated share attendance fees by the prevailing market price on October 1st of the preceding year.
Directors who are executive officers on our Board of Directors are not entitled to an annual retainer or any attendance fees.
Compensation Committee Interlocks and Insider Participation in Compensation Decisions
The Compensation Committee of the Board of Directors consists of Messrs. Flowers, Finlay and Pergande. No member of the Compensation Committee is, or at any time in the past has been, an officer or employee of the Company or any of its subsidiaries.
ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS
The table below sets forth the beneficial ownership of our common shares, par value $0.60 per share, of which 14,531,913 are outstanding as of March 10, 2009 and our redeemable preference shares, par value $0.60 per share, of which 17,405 are outstanding as of March 10, 2009 by:
•	each person or entity that we know beneficially owns more than 5% of our common shares or redeemable preference shares;

•	each of our directors;

•	our Chief Executive Officer and our Chief Financial Officer during the year ended December 31, 2008, and the three other most highly compensated executive officers who were serving as executive officers on December 31, 2008; and

•	all of our executive officers and directors as a group.

	Identity of	Amount	Percentage
Title of Class	Person or Group	Owned	of Class
Common Shares	Pictet Asset Management SA (1)	1,635,600	11.26%
Common Shares	Invesco PowerShares Capital Management	886,894	6.10%
	LLC (2)
Common Shares	Thomson, Horstmann, & Bryant, Inc. (3)	757,050	5.21%
Common Shares	Jeffrey M. Parker,	464,064	3.19%
	Director, Chairman of the
	Board of Directors (4)
Common Shares	Frederick W. McTaggart,	116,257	*
	Director, President and
	Chief Executive Officer
Common Shares	David W. Sasnett,	11,616	*
	Director, Executive Vice President and
	Chief Financial Officer (5)

	Identity of	Amount	Percentage
Title of Class	Person or Group	Owned	of Class
Common Shares	Gregory S. McTaggart,	112,972	*
	Vice President of Cayman
	Operations (6)
Common Shares	Ramjeet Jerrybandan	8,255	*
	Vice President of Overseas Operations (7)
Common Shares	Gerard J. Pereira	12,203	*
	Vice President of Sales and Marketing (8)
Common Shares	William T. Andrews,	3,088	*
	Director
Common Shares	Brian E. Butler,	43,744	*
	Director
Common Shares	Steven A. Carr,	73,549	*
	Director (9)
Common Shares	Carson K. Ebanks,	749	*
	Director
Common Shares	Richard L. Finlay,	13,212	*
	Director
Common Shares	Clarence B. Flowers, Jr.,	14,582	*
	Director
Common Shares	Wilmer F. Pergande,	14,869	*
	Director
Common Shares	Leonard J. Sokolow,	1608	*
	Director (10)
Common Shares	Raymond Whittaker,	12,352	*
	Director
Common Shares	Directors and Executive	903,120	6.21%
	Officers as a Group (11)
Redeemable	Marinus Barendsen,	1,300	7.49%
Preference Shares	Former General Manager, CW-Bahamas
Redeemable	Robert Morrison	1,215	7.00%
Preference Shares	Vice President of Purchasing and IT
Redeemable	Gerard Pereira	1,187	6.84%
Preference Shares	Vice President of Sales and Marketing
Redeemable	Kenneth Crowley	1,081	6.22%
Preference Shares	Special Projects Engineer

	Identity of	Amount	Percentage
Title of Class	Person or Group	Owned	of Class
Redeemable	Gregory S. McTaggart,	1,063	6.12%
Preference Shares	Vice President of Cayman Operations

*	Indicates less than 1%

**	Unless otherwise indicated, to our knowledge, the persons named in the table above have sole voting and investment power with respect to the shares listed. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares issuable under stock options exercisable within 60 days after March 10, 2009 are deemed outstanding for that person but are not deemed outstanding for computing the percentage of ownership of any other person.

(1)	On February 11, 2009, Pictet Asset Management SA filed an amended Schedule 13G (“Schedule 13G”) with Securities and Exchange Commission. The Schedule 13G states that Pictet Asset Management SA has sole voting power over 1,635,600 common shares and sole dispositive power over 1,635,600 shares. The address of Pictet Asset Management SA is 60 Route des Acacias, Geneva 73, Switzerland, CH-12 11.

(2)	On February 17, 2009, Invesco Ltd., on its own behalf and on behalf of its subsidiary, Invesco PowerShares Capital Management LLC, filed an amended Schedule 13G (“Schedule 13G”) with the Securities and Exchange Commission. The Schedule 13G states that on its own behalf and on behalf of its subsidiary, Invesco PowerShares Capital Management LLC has sole voting power over 886,894 common shares and sole dispositive power over 886,894 shares. The address of Invesco PowerShares Capital Management LLC is 301 West Roosevelt Road, Wheaton, IL 60187.

(3)	On February 13, 2009 Thomson Horstmann & Bryant, Inc. filed an amended Schedule 13G (“Schedule 13G”) with the Securities and Exchange Commission. The Schedule 13G states that Thomson Horstmann & Bryant, Inc. has sole voting power over 757,050 common shares and sole dispositive power over 757,050 shares. The address of the Thomson Horstmann & Bryant, Inc. is Park 80 West, Plaza One, Saddle Brook, NJ 07663.

(4)	Of the 464,064 common shares owned by Mr. Parker, all are owned by the Parker Settlement Trust (the “Trust”). Mr. Parker disclaims beneficial ownership of the shares owned by the Trust. Of the shares owned by the Trust, 215,430 have been pledged.

(5)	Of the 11,616 common shares beneficially owned by Mr. Sasnett, 7,400 are issuable upon exercise of stock options within 60 days of March 10, 2009.

(6)	Of the 112,972 common shares beneficially owned by Mr. Gregory S. McTaggart, 5,900 are issuable upon exercise of stock options within 60 days of March 10, 2009.

(7)	Of the 8,255 common shares beneficially owned by Mr. Jerrybandan, 5,900 are issuable upon exercise of stock options within 60 days of March 10, 2009.

(8)	Of the 7,778 common shares beneficially owned by Mr. Pereira, 6,778 have shared investment power and 4,425 are issuable upon exercise of stock options within 60 days of March 10, 2009.

(9)	Of the 73,549 common shares beneficially owned by Mr. Carr, 70,000 are in a trust, for which Mr. Carr indirectly owns the shares as co-trustee. Of the shares owned by the trust, all have been pledged.

(10)	Of the 1,608 common shares beneficially owned by Mr. Sokolow, all have shared investment power.

(11)	Of the 903,120 common shares owned by the Directors and executive officers as a group, 8,386 have shared investment power, 534,064 are indirectly owned, 23,625 are issuable upon exercise of stock options within 60 days of March 10, 2009, 464,064 have been disclaimed as beneficially owned and 215,430 are pledged.
Equity Compensation Plan Information
The following table sets forth certain information as of December 31, 2008, with respect to compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance under:
•	all compensation plans previously approved by our security holders; and

•	all compensation plans not previously approved by our security holders.

Number of securities
	Number of		remaining available for
	securities		future issuance under
	to be issued upon	Weighted-average	equity compensation
	exercise of	exercise price of	plans (excluding
	outstanding options,	outstanding options,	securities reflected in
	warrants and rights	warrants and rights	column (a))
Plan category	(a)**	(b)	(c)
Equity compensation plans approved by security holders	118,115	$28.30	*
Equity compensation plans not approved by security holders	—	$—	*
Total	118,115	$28.30	*

*	Our equity compensation plans do not have any limits on the amount of shares reserved for issuance under the plans.

**	All of the 118,115 shares are issuable pursuant to our Employee Share Option Plan, and our Senior Management share option program. See Note 20 to the Notes to Consolidated Financial Statements.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Transactions With Related Persons
In 2003, DWEER Technology Ltd., the owner of the DWEER™ technology, licensed the worldwide rights to the DWEER™ technology to Calder AG, a Swiss company. On February 26, 2004, we entered into a distributorship agreement with Calder AG, pursuant to which we have the exclusive right to distribute and sell in the Caribbean the products manufactured by Calder AG using the DWEER™ technology. This agreement was terminated in March 2009. William T. Andrews, Ph.D, a director of our Company and his spouse indirectly own 35% of the issued and outstanding shares of Calder AG. Dr. Andrews also is the Vice-Chairman of the Board of Directors of Calder AG. In addition, Dr. Andrews and his spouse own 100% of the issued and outstanding shares of DWEER Technology Ltd. During 2008, we paid $1,033,108 to Calder AG for DWEERTM equipment purchases.
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
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The following table shows the fees that the Company paid or accrued for the audit and other services provided by Rachlin LLP for the fiscal years ended December 31, 2008 and 2007.

	2008	2007
Audit	$325,800	$444,130
Audit-Related	—	—
Tax	6,000	6,000
All Other	—	—

Total	331,800	450,130

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

Dated: March 16, 2009
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature		Title	Date

By:	/s/ Jeffrey M. Parker Jeffrey M. Parker	Chairman of the Board of Directors	March 16, 2009
By:	/s/ Frederick W. McTaggart Frederick W. McTaggart	Director, Chief Executive Officer and President (Principal Executive Officer)	March 16, 2009
By:	/s/ David W. Sasnett David W. Sasnett	Director, Executive Vice President & Chief Financial Officer (Principal Financial and Accounting Officer)	March 16, 2009
By:	/s/ William T. Andrews William T. Andrews	Director	March 16, 2009
By:	/s/ Brian E. Butler Brian E. Butler	Director	March 16, 2009
By:	/s/ Steven A. Carr Steven A. Carr	Director	March 16, 2009
By:	/s/ Carson K. Ebanks Carson K. Ebanks	Director	March 16, 2009
By:	/s/ Richard L. Finlay Richard L. Finlay	Director	March 16, 2009
By:	/s/ Clarence B. Flowers, Jr. Clarence B. Flowers, Jr.	Director	March 16, 2009
By:	/s/ Wilmer F. Pergande Wilmer F. Pergande	Director	March 16, 2009
By:	/s/ Leonard J. Sokolow Leonard J. Sokolow	Director	March 16, 2009
By:	/s/ Raymond Whittaker Raymond Whittaker	Director	March 16, 2009

CONSOLIDATED WATER CO. LTD.
INDEX TO EXHIBITS FILED WITH 10-K

Number	Exhibit Description
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
2.5
Registration Rights Agreement dated February 7, 2003 between Consolidated Water Co. Ltd. and North American Mortgage & Finance Corporation (incorporated herein by reference to Exhibit 2.15 filed as a part of our Form 8-K dated February 13, 2003, Commission File No. 0-25248)

3.1
Amended and Restated Memorandum of Association of Consolidated Water Co. Ltd. dated May 14, 2008 (incorporated by reference to Exhibit 3.1 filed as part of our Form 8-K filed October 12, 2006, Commission File No. 0-25248)

3.2
Amended and Restated Articles of Association of Consolidated Water Co. Ltd. dated May 10, 2006 (incorporated by reference to Exhibit 4.2 filed as part of our Form F-3 filed October 12, 2006, Commission File No. 333-137970)

3.3
Amendment to Articles of Association of Consolidated Water Co. Ltd. dated May 11, 2007 (incorporated by reference to Exhibit 3.1 filed as part of our Form 8-K filed May 14, 2007, Commission File No. 0-25248)

4.1
Option Deed, dated August 6, 1997, between Cayman Water Company Limited and American Stock Transfer & Trust Company (incorporated herein by reference to the exhibit filed on our Form 6-K, dated August 7, 1997, Commission File No. 0-25248)

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

10.11*	Employment contract dated January 14, 2008 between Ramjeet Jerrybandan and Consolidated Water Co. Ltd.

10.12*	Employment contract dated January 16, 2008 between Gerard Pereira and Consolidated Water Co. Ltd.

10.13
Consultancy Agreement dated January 1, 2006 between Mr. Wilmer F. Pergande and Consolidated Water Co. Ltd. (incorporated herein by reference to Exhibit 10.64 filed as a part of our Form 10-K for the fiscal year ended December 31, 2005, Commission File No. 0-25248)

10.14
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

Number	Exhibit Description
10.16*	Summary Share Grant Plan for Directors (incorporated herein by reference to Exhibit 10.24 filed as part of our Registration Statement on Form F-2 dated May 17, 2000, Commission File No. 333-35356)

10.17*	Employee Share Option Plan (incorporated herein by reference to Exhibit 10.26 filed as a part of our Form 10-K for the fiscal year ended December 31, 2001, Commission File No. 0-25248)

10.18*	2008 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 filled as part of our Form 10-Q for the fiscal quarter ended September 30, 2008, Commission File No. 0-25248)

10.19
Purchase and Sale Agreement, dated December 10, 2001, among Consolidated Water Co. Ltd., Cayman Hotel and Golf Inc., Ellesmere Britannia Limited and Hyatt Britannia Corporation Ltd. (incorporated herein by reference to Exhibit 10.30 filed as part of our Form 10-K for the fiscal year ended December 31, 2001, Commission File No. 0-25248)

10.20
Agreement dated February 1, 2002 between Consolidated Water Co. Ltd. and Cayman Hotel and Golf Inc. (incorporated herein by reference to Exhibit 10.52 filed as a part of our Form 10-K for the fiscal year ended December 31, 2001, Commission File No. 0-25248)

10.21
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

10.23
Lease of Part dated October 13, 2000 between Consolidated Water Co. Ltd. and Colmar Ltd. (incorporated herein by reference to Exhibit 10.49 filed as a part of our Form 10-K for the year ended December 31, 2000, Commission File No. 0-25248)

10.24
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

10.26
Lease dated December 10, 2001 between Cayman Hotel and Golf Inc. and Consolidated Water Co. Ltd. (incorporated herein by reference to Exhibit 10.52 filed as a part of our Form 10-K for the fiscal year ended December 31, 2001, Commission File No. 0-25248)

10.27.1
Lease dated April 27, 1993 signed July 18, 2001 between Government of Belize and Belize Water Limited (incorporated herein by reference to Exhibit 10.53 filed as a part of our Form 10-K for the fiscal year ended December 31, 2001, Commission File No. 0-25248)

10.27.2
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

10.29.1
Distributorship Agreement dated September 24, 2002 between DWEER Technology Ltd. and DesalCo Limited (incorporated herein by reference to Exhibit 10.58 filed as a part of our Form 10-K for the fiscal year ended December 31, 2002, Commission File No. 0-25248)

Number	Exhibit Description
10.29.2
Amendment to the Distributorship Agreement dated September 24, 2002 between DWEER Technologies Ltd. and DesalCo Limited (incorporated herein by reference to Exhibit 10.43 filed as a part of our Form 10-K for the fiscal year ended December 31, 2003, Commission File No. 0-25248)

10.30.1
Distributorship Agreement dated February 26, 2004 between Calder AG and DesalCo Limited (incorporated herein by reference to Exhibit 10.44 filed as a part of our Form 10-K for the fiscal year ended December 31, 2003, Commission File No. 0-25248)

10.30.2
First Amendment to the Distributorship Agreement dated August 30, 2005 among Calder AG, DesalCo Limited and DWEER Technologies Ltd. (incorporated herein by reference to Exhibit 10.27.2 filed as part of our Form 10-K for the fiscal year ended December 31, 2007, Commission File No. 0-25248)

10.30.3
Amended and Restated Distributorship Agreement dated August 30, 2005 between Calder AG and DesalCo Limited (incorporated herein by reference to Exhibit 10.27.3 filed as part of our Form 10-K for the fiscal year ended December 31, 2007, Commission File No. 0-25248)

10.31
Loan Agreement dated May 25, 2005 between Ocean Conversion (BVI), Ltd. and Consolidated Water Co. Ltd. (incorporated herein by reference to Exhibit 99.1 filed as a part of our Form 8-K dated June 1, 2005, Commission File No. 0-25248)

10.32
Trust Deed dated August 4, 2006 between Consolidated Water Co. Ltd. and Dextra Bank & Trust Co. Ltd. (incorporated herein by reference to Exhibit 10.1 filed as a part of our Form 8-K filed August 9, 2006, File No. 0-25248)

10.33
Subscription Agreement dated August 4, 2006 between Consolidated Water Co. Ltd. and Scotiatrust and Merchant Bank Trinidad & Tobago Limited (incorporated herein by reference to Exhibit 10.2 filed as a part of our Form 8-K filed August 9, 2006, File No. 0-25248)

10.34
Deed of Second Debenture dated August 4, 2006 between Consolidated Water Co. Ltd. and Dextra Bank & Trust Co. Ltd. (incorporated herein by reference to Exhibit 10.5 filed as a part of our Form 8-K filed August 9, 2006, File No. 0-25248)

10.35
Deed of Second Collateral Debenture dated August 4, 2006 between Cayman Water Company Limited and Dextra Bank & Trust Co. Ltd. (incorporated herein by reference to Exhibit 10.6 filed as a part of our Form 8-K filed August 9, 2006, File No. 0-25248)

10.36
Equitable Charge of Shares dated August 4, 2006 between Consolidated Water Co. Ltd. and Dextra Bank & Trust Co. Ltd. (incorporated herein by reference to Exhibit 10.7 filed as a part of our Form 8-K filed August 9, 2006, File No. 0-25248)

10.37
Intercreditor Deed dated August 4, 2006 among Scotiabank & Trust (Cayman) Ltd., Dextra Bank & Trust Co. Ltd., Consolidated Water Co. Ltd. and Cayman Water Company Limited (incorporated herein by reference to Exhibit 10.8 filed as a part of our Form 8-K filed August 9, 2006, File No. 0-25248)

10.38
Cayman Islands Collateral Charge, West Bay Beach South Property, Block 12D, Parcel 79REM1/2 (incorporated herein by reference to Exhibit 10.9 filed as a part of our Form 8-K filed August 9, 2006, File No. 0-25248)

10.39	Cayman Islands Collateral Charge, West Bay Beach North, Block 11D, Parcel 40 (incorporated herein by reference to Exhibit 10.10 filed as a part of our Form 8-K filed August 9, 2006, File No. 0-25248)

10.40	Cayman Islands Collateral Charge, West Bay Beach North, Block 11D, Parcel 8 (incorporated herein by reference to Exhibit 10.11 filed as a part of our Form 8-K filed August 9, 2006, File No. 0-25248)

10.41	Cayman Islands Collateral Charge, West Bay North East, Block 9A, Parcel 8 (incorporated herein by reference to Exhibit 10.12 filed as a part of our Form 8-K filed August 9, 2006, File No. 0-25248)

10.42	Cayman Islands Collateral Charge, West Bay North East, Block 9A, Parcel 469 (incorporated herein by reference to Exhibit 10.13 filed as a part of our Form 8-K filed August 9, 2006, File No. 0-25248)

Number	Exhibit Description
10.43
Loan Agreement dated as of October 4, 2006, by and between Royal Bank of Canada and Consolidated Water (Bahamas) Ltd. (incorporated herein by reference to Exhibit 10.1 filed as a part of our Form 8-K filed October 6, 2006, File No. 0-25248)

18	Letter regarding change in accounting principle

21.1	Subsidiaries of the Registrant

23.1	Consent of Rachlin LLP — Consolidated Water Co. Ltd.

23.2	Consent of Rachlin LLP — Ocean Conversion (BVI) Ltd.

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, Section 906 of the Sarbanes-Oxley Act of 2002

*	Indicates a management contract or compensatory plan.