Form 10-Q
period 2009-03-31
CONSOLIDATED WATER CO LTD
filed 2009-05-11
CIK 928340

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transaction period from ___________ to ___________

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

Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☐ No ☐

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

As of May 5, 2009, 14,531,913 shares of the registrant’s common stock, with US$0.60 par value, were outstanding.

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

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED WATER CO. LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2009	2008
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$34,839,674	$36,261,345
Accounts receivable, net	15,863,303	13,911,312
Inventory	1,945,810	1,617,484
Prepaid expenses and other current assets	1,099,147	1,444,445
Current portion of loans receivable	657,053	768,803
Total current assets	54,404,987	54,003,389

Property, plant and equipment, net	58,451,133	58,937,980
Construction in progress	6,109,782	6,157,958
Costs and estimated earnings in excess of billings - construction project	9,244,392	7,377,554
Inventory non-current	2,915,223	2,971,949
Loans receivable	1,471,952	1,560,420
Investment in and loan to affiliate	13,788,381	14,371,312
Intangible assets, net	2,051,634	2,144,162
Goodwill	3,587,754	3,587,754
Other assets	3,491,037	3,544,096
Total assets	$155,516,275	$154,656,574
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and other current liabilities	$6,674,765	$7,310,327
Dividends payable	1,006,583	1,006,414
Current portion of long term debt	1,251,787	1,229,071
Total current liabilities	8,933,135	9,545,812
Long term debt	20,807,673	21,129,269
Other liabilities	413,633	430,717
Total liabilities	30,154,441	31,105,798
Stockholders’ equity
Controlling interests:
Redeemable preferred stock, $0.60 par value. Authorized 200,000 shares;
issued and outstanding 17,366 and 17,366 shares, respectively	10,420	10,420
Class A common stock, $0.60 par value. Authorized 24,655,000 shares;
issued and outstanding 14,531,913 and 14,529,360 shares, respectively	8,719,148	8,717,616
Class B common stock, $0.60 par value. Authorized 145,000 shares;
none issued or outstanding	-	-
Additional paid-in capital	80,568,872	80,461,942
Retained earnings	33,945,051	32,340,077
	123,243,491	121,530,055
Noncontrolling interests	2,118,343	2,020,721
Total stockholders’ equity	125,361,834	123,550,776
Total liabilities and stockholders’ equity	$155,516,275	$154,656,574

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONSOLIDATED WATER CO. LTD.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended March 31,
	2009	2008

Retail water revenues	$6,537,328	$5,816,938
Bulk water revenues	6,406,993	6,916,730
Services revenues	2,919,734	1,557,894

Total revenues	15,864,055	14,291,562

Cost of retail revenues	2,549,119	2,550,597
Cost of bulk revenues	4,986,569	5,888,691
Cost of services revenues	2,347,867	1,316,216

Total cost of revenues	9,883,555	9,755,504

Gross profit	5,980,500	4,536,058

General and administrative expenses	2,501,203	2,466,592

Income from operations	3,479,297	2,069,466

Other income (expense):
Interest income	158,304	452,690
Interest expense	(426,229)	(446,558)
Other income	45,407	24,282
Equity in earnings (loss) of affiliate	(608,999)	(497,497)

Other income (expense), net	(831,517)	(467,083)

Consolidated net income	2,647,780	1,602,383
Income (loss) attributable to noncontrolling interests	97,622	(71,484)

Net income attributable to controlling interests	$2,550,158	$1,673,867

Basic earnings per common share	$0.18	$0.12
Diluted earnings per common share	$0.18	$0.12
Dividends declared per common share	$0.065	$0.130

Weighted average number of common shares used in the determination of:
Basic earnings per share	14,530,183	14,507,897
Diluted earnings per share	14,550,733	14,532,303

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONSOLIDATED WATER CO. LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2009	2008
Net cash flows provided by operating activities	$662,134	$3,118,722
Cash flows provided by (used in) investing activities
Purchases of property, plant and equipment and construction in progress	(1,006,192)	(1,202,395)
Collections on loans receivable	200,218	489,341
Net cash used in investing activities	(805,974)	(713,054)

Cash flows provided by (used in) financing activities
Dividends paid	(945,015)	(868,052)
Principal repayments of long term debt	(332,816)	(313,729)
Net cash used in financing activities	(1,277,831)	(1,181,781)
Net increase (decrease) in cash and cash equivalents	(1,421,671)	1,223,887
Cash and cash equivalents at beginning of period	36,261,345	38,529,383
Cash and cash equivalents at end of period	$34,839,674	$39,753,270
Interest paid in cash	$389,304	$399,791
Non-cash investing and financing activities
Conversion of redeemable preferred shares into ordinary shares	$—	$487
Issuance of ordinary shares to executive management for services rendered	$33,748	$266,461
Dividends declared but not paid	$945,703	$945,043

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONSOLIDATED WATER CO. LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.  Basis of presentation

The accompanying condensed consolidated financial statements of Consolidated Water Co. Ltd. (the “Company”) include the accounts of the Company’s (i) wholly-owned subsidiaries Aquilex, Inc., Cayman Water Company Limited (“Cayman Water”), Consolidated Water (Belize) Limited (“CW-Belize”), Ocean Conversion (Cayman) Limited (“OC-Cayman”), DesalCo Limited (“DesalCo”); (ii) majority-owned subsidiary Consolidated Water (Bahamas) Ltd. (“CW-Bahamas”); and (iii) affiliate, Consolidated Water (Bermuda) Limited (“CW-Bermuda”), which is consolidated pursuant to the provisions of FASB Interpretation 46(R). The Company’s investment in its affiliate, Ocean Conversion (BVI) Ltd. (“OC-BVI”), is accounted for using the equity method of accounting. All significant intercompany balances and transactions have been eliminated in consolidation.

The accompanying condensed consolidated balance sheet as of March 31, 2009 and the condensed consolidated statements of income and cash flows for the three months ended March 31, 2009 and 2008 are unaudited. These condensed consolidated financial statements reflect all adjustments (which are of a normal recurring nature) that, in the opinion of management, are necessary to present fairly the Company’s financial position, results of operations and cash flows as of and for the periods presented. The results of operations for these interim periods are not necessarily indicative of the operating results for future periods, including the fiscal year ending December 31, 2009.

These condensed consolidated financial statements and notes are presented in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) relating to interim financial statements and in conformity with accounting principles generally accepted in the United States of America (“US GAAP”).  Certain information and note disclosures normally included in annual financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to those rules and regulations, although the company believes that the disclosures made are adequate to make the information not misleading.  These condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Reclassifications: Pursuant to the terms of its retail license and bulk water agreements, the Company adjusts its monthly invoices to charge (or credit) customers for any increases (or decreases) in the energy costs incurred to produce water. Prior to 2008, the Company recorded a portion of these energy cost charges (or credits) as an adjustment to the energy component of its cost of revenues. During the fourth quarter of 2008, the Company concluded that since such amounts are ultimately paid by (or to) its customers, these energy cost charges and credits would be more appropriately classified in its consolidated results of operations as an adjustment to revenues rather than to cost of revenues. Accordingly, revenue and cost of revenue amounts reported in 2008 have been adjusted in these 2009 financial statements for these reclassifications, the effects of which on previously reported amounts are as follows:

Three Months Ended March 31, 2008
Revenues, as previously reported	$12,735,729
Reclassification of energy recovery	1,555,833
Revenues, as adjusted	$14,291,562

These reclassifications had no effect upon the previously reported amounts of gross profit or net income.

Certain other immaterial amounts presented in the 2008 financial statements included in the Form 10-Q for the quarterly period ended March 31, 2008 have been reclassified to conform to the presentation used for these amounts in the  2009 financial statements.

2.  Stock-based compensation

The Company issues stock under incentive plans that form part of employees’ and non-executive directors’ remuneration. The Company also grants options to purchase common shares as part of remuneration for certain long-serving employees.

Stock-based compensation totaled $68,435 and $175,121 for the three months ended March 31, 2009 and 2008, respectively, and is included in general and administrative expenses in the condensed consolidated statements of income.

In March 2009, the Company granted options to purchase 101,697 ordinary shares to certain employees under the 2008 Equity Incentive Plan.  The March 2009 options began vesting on March 19, 2009 and vest in three equal tranches of 33,899 on March 19, 2010, 2011 and 2012.  All of these 101,697 options expire three years from the respective vesting date of each tranche.

Under Statement of Financial Accounting Standards (“SFAS”) No. 123(R) Share-Based Payment (“SFAS No. 123(R)”), the Company estimated the fair value of the stock options granted and rights to acquire stock using the Black-Scholes option pricing model. The Company makes a number of estimates and assumptions related to SFAS No. 123(R) including forfeiture rate, volatility and expected life. The Company does not expect any forfeitures and therefore expects to recognize the full compensation costs for these equity awards. The Company calculated expected volatility based primarily upon the historical volatility of the Company’s common stock.

The expected life of options granted represents the period of time that options granted are expected to be outstanding, which incorporates the contractual terms, grant vesting schedules and terms and expected employee behaviors. As the Company has so far only awarded “plain vanilla options” as described by the SEC’s Staff Accounting Bulletin No. 107 (“SAB No. 107”), the Company used the “simplified method” for determining the expected life of the options granted. Originally, under SAB No. 107, this method was allowed until December 31, 2007. However, on December 21, 2007, the SEC issued Staff Accounting Bulletin No. 110 (“SAB No. 110”), which will allow a company to continue to use the “simplified method” under certain circumstances, which the Company will continue to use as the Company does not have sufficient, historical data to estimate the expected term of equity awards.

The significant weighted average assumptions for the 101,697 ordinary share options for the three months ended March 31, 2009 were as follows: Risk free interest rate of 1.3%; Expected option life of 3.50 years; Expected volatility of 70.2%; Expected dividend yield of 3.29%.

A summary of stock option activity under the Company’s SFAS No. 123(R) share-based compensation plans for the three months ended March 31, 2009 is presented in the following table:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (1)
Outstanding as of beginning of period	118,115	$28.30
Granted	101,697	7.90
Exercised	—	—
Forfeited and expired	—	—
Outstanding as of March 31, 2009	219,812	$18.86	4.13	$101,718
Exercisable as of March 31, 2009	33,885	$29.27	2.77	$—
____________
(1)
The intrinsic value of a stock option represents the amount by which the fair value of the underlying stock, measured by reference to the closing price of the ordinary shares of $10.85 in the NASDAQ Global Select Market on March 31, 2009, exceeds the exercise price of the option.

As of March 31, 2009, 185,927 non-vested options and 33,885 vested options were outstanding, with a weighted average exercise price of $18.86 and an average remaining contractual life of 4.13 years. The total remaining unrecognized compensation costs related to unvested stock-based arrangements was $432,039 as of March 31, 2009 and is expected to be recognized over a weighted average period of 4.37 years.

As of March 31, 2009, unrecognized compensation costs relating to convertible preference shares outstanding were $64,360, and are expected to be recognized over a weighted average period of 0.83 years.

3.  Segment information

Under SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information,” the Company considers its (i) operations to supply water to retail customers, (ii) operations to supply water to bulk customers, and (iii) providing of engineering, management and construction services, as separate business segments. Financial information for each of these segments is as follows:

	Three Months Ended March 31, 2009
	Retail	Bulk	Services	Total
Revenues	$6,537,328	$6,406,993	$2,919,734	$15,864,055
Cost of revenues	2,549,119	4,986,569	2,347,867	9,883,555
Gross profit	3,988,209	1,420,424	571,867	5,980,500
General and administrative expenses	1,892,970	550,555	57,678	2,501,203
Income from operations	2,095,239	869,869	514,189	3,479,297
Other income (expense), net				(831,517)
Consolidated net income				2,647,780
Income (loss) attributable to noncontrolling interests				97,622
Net income attributable to controlling interests				$2,550,158

As of March 31, 2009:
Property plant and equipment, net	$22,340,896	$34,372,774	$1,737,463	$58,451,133
Construction in progress	5,734,038	375,744	-	6,109,782
Total assets	82,201,398	67,539,652	5,775,225	155,516,275

	Three Months Ended March 31, 2008
	Retail	Bulk	Services	Total
Revenues	$5,816,938	$6,916,730	$1,557,894	$14,291,562
Cost of revenues	2,550,597	5,888,691	1,316,216	9,755,504
Gross profit	3,266,341	1,028,039	241,678	4,536,058
General and administrative expenses	2,039,853	376,186	50,553	2,466,592
Income from operations	1,226,488	651,853	191,125	2,069,466
Other income (expense), net				(467,083)
Consolidated net income				1,602,383
Income (loss) attributable to noncontrolling interests				(71,484)
Net income attributable to controlling interests				$1,673,867

As of March 31, 2008:
Property plant and equipment, net	$23,212,707	$33,831,795	$2,185,376	$59,229,878
Construction in progress	3,080,446	2,101,111	-	5,181,557
Total assets	89,334,605	55,304,688	3,878,761	148,518,054

4.  Earnings per share

Basic earnings per common share (“EPS”) is calculated by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. The computation of diluted EPS assumes the issuance of common shares for all dilutive-potential common shares outstanding during the reporting period. The dilutive effect of stock options is considered in diluted EPS calculations using the treasury stock method.

The following summarizes information related to the computation of basic and diluted EPS for the three months ended March 31, 2009 and 2008.

	Three Months Ended March 31,
	2009	2008
Net income attributable to controlling interests	$2,550,158	$1,673,867
Less:
Dividends declared and earnings attributable to preferred shares	(1,307)	(2,612)
Net income available to holders of common shares in the determination of basic and diluted earnings per share	$2,548,851	$1,671,255
Weighted average number of common shares used in the determination of basic earnings per common share	14,530,183	14,507,897
Plus:
Weighted average number of preferred shares outstanding during the period	17,366	20,904
Potential dilutive effect of unexercised options	3,184	3,502
Weighted average number of common shares used in the determination of diluted earnings per common share	14,550,733	14,532,303

5.  Impact of recent accounting pronouncements

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS No. 141(R)”). SFAS No. 141(R) retains the fundamental acquisition method of accounting established in Statement 141; however, among other things, SFAS No. 141(R) requires recognition of assets and liabilities of noncontrolling interests acquired, fair value measurement of consideration and contingent consideration, expense recognition for transaction costs and certain integration costs, recognition of the fair value of contingencies, and adjustments to income tax expense for changes in an acquirer’s existing valuation allowances or uncertain tax positions that result from the business combination. SFAS No. 141(R) is effective for annual reporting periods beginning after December 15, 2008 and shall be applied prospectively. The adoption of SFAS No. 141(R) did not have an effect on the Company’s financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS No. 160”). This Standard changes the way consolidated net income is presented, requiring consolidated net income to report amounts attributable to both the parent and the noncontrolling interest but earnings per share will be based on amounts attributable to the parent. It also establishes protocol for recognizing certain ownership changes as equity transactions or gain or loss and requires presentation of noncontrolling ownership interest as a component of consolidated equity. SFAS No. 160 is effective for annual reporting periods beginning after December 15, 2008 and shall be applied prospectively. The Company adopted SFAS No. 160 during the three months ended March 31, 2009.

In April 2008, the FASB issued FSP 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. FSP 142-3 is effective for fiscal years beginning after December 15, 2008. The adoption of FSP 142-3 did not have a material impact on the Company’s financial condition, results of operations or cash flows.
In June 2008, the FASB issued FASB Staff Position (“FSP”) EITF No. 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF No. 03-6-1”).  FSP EITF No. 03-6-1 clarified that all outstanding non-vested share-based payment awards that contain rights to non-forfeitable dividends are considered “participating securities,” as defined by FSP EITF No. 03-6-1, which require the two-class method of computing basic and diluted earnings per share to be applied.  FSP EITF No. 03-6-1 is effective for fiscal years beginning after December 15, 2008.  The adoption of FSP EITF No. 03-6-1 did not have a material impact on the Company’s financial condition, results of operations or cash flows.

6.  Investment in and loan to affiliate

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

During 2007 OC-BVI completed, for a total cost of approximately $8 million, the construction of a 700,000 U.S. gallons per day desalination plant located at Bar Bay, Tortola (the “Bar Bay plant”). The Company provided OC-BVI with a $3 million loan to fund part of this plant’s construction costs, of which $2,250,000 remained outstanding as of March 31, 2009. Principal on this loan is payable in quarterly installments of $125,000 with a final balloon payment of $2 million due on August 31, 2009 and interest on the loan is due quarterly at the rate of LIBOR plus 3.5%. OC-BVI constructed this plant in response to what it believes is an extreme shortage of, and a pressing demand for, potable water on the eastern end of Tortola and anticipated entering into a bulk water supply agreement with the Ministry. On December 19, 2008, OC-BVI and the BVI government executed a binding term sheet (the “Bar Bay Agreement”) for the purchase of water by the BVI government from OC-BVI’s seawater desalination plant located at Bar Bay. The parties intend this Bar Bay Agreement to govern the terms of sale of water by OC-BVI to the BVI government until the parties execute a definitive contract. Under the terms of the Bar Bay Agreement, OC-BVI will deliver up to 600,000 U.S. gallons of water per day to the BVI government from the Bar Bay plant and the BVI government will be obligated to pay for this water at a specified price, as adjusted by a monthly energy factor.  Until completion of the construction of the first phase of certain additional facilities by OC-BVI, the BVI government is not obligated to purchase any minimum volumes of water from OC-BVI. After completion of this first phase the BVI government will be obligated to purchase at least 600,000 U.S. gallons of water per day from the plant.  The first phase of such facilities construction involves the installation of water pipes from the plant to a BVI government-owned reservoir site and from this site to the BVI government’s piped water distribution system. This phase must be completed within six months of the signing of the proposed definitive contract.  A second phase of construction requires OC-BVI to complete a storage reservoir on the BVI government site within twelve months of the signing of the proposed seven-year definitive contract. The proposed seven-year definitive contract is expected to include a seven-year extension option exercisable by the BVI government.  During the three months ended March 31, 2009 OC-BVI began selling water from the Bar Bay plant to the BVI government.

The Company’s investment in and loan to OC-BVI are comprised of the following:

	March 31,	December 31,
	2009	2008
Equity investment (including profit sharing rights)	$11,538,381	$12,121,312
Loan receivable - Bar Bay plant construction	2,250,000	2,250,000
	$13,788,381	$14,371,312

Summarized statement of income information for OC-BVI is presented below:

	Three Months Ended March 31,
	2009	2008
Water revenues	$2,660,576	$2,615,130
Adjustment for revenue deferral	(2,598,954)	(2,580,002)

Total adjusted revenues	61,622	35,128

Gross profit (loss)	(1,087,509)	(884,725)

Income (loss) from operations	(1,338,051)	(1,083,300)

Net income (loss)	$(1,366,465)	$(1,132,728)

The Company recognized losses of $608,999 and $497,497 on its equity investment in OC-BVI for the three months ended March 31, 2009 and 2008, respectively. In addition to the Company’s loan to and equity investment in OC-BVI of $13,788,381 million as of March 31, 2009, the Company’s recorded value of its OC-BVI management services agreement, which is reflected as an intangible asset on the Company’s consolidated balance sheet, was approximately $856,000 as of March 31, 2009.

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

In correspondence between the parties from late 1998 through early 2000, the Ministry indicated that the BVI government was prepared to exercise the option to purchase the plant but would be amenable to negotiating a new water supply agreement, and that it considered the 1990 Agreement to be in force on a monthly basis until negotiations between the BVI government and OC-BVI were concluded. Occasional discussions were held between the parties since 2000 without resolution of the matter. OC-BVI has continued to supply water to the Ministry and expended approximately $4.7 million between 1995 and 2003 to significantly expand the production capacity of the plant beyond that set forth under the 1990 Agreement.

OC-BVI submitted a proposal to the Ministry in late 2006 to continue to supply water from the Baughers Bay plant. The Ministry held discussions with OC-BVI regarding a new contract but did not formally respond to OC-BVI’s proposal. Early in 2007 the Ministry unilaterally took the position that until such time as a new agreement is reached on the ownership of the plant and the price for the water produced by the plant, the Ministry would only pay that amount of OC-BVI’s billings that the Ministry purports constitutes OC-BVI’s costs of producing the water. At its proposed interim price, the Ministry would pay only approximately 30% of the amounts billed by OC-BVI pending a new agreement. OC-BVI responded to the Ministry that the amount the Ministry proposed to pay was significantly less than OC-BVI’s production costs. Payments made by the Ministry to OC-BVI since the Ministry’s assumption of this reduced price have been sporadic.  On November 15, 2007, OC-BVI issued a demand letter to the BVI government for approximately $6.2 million representing amounts that OC-BVI claimed were due by the BVI government for water sold and delivered plus interest and legal fees. In response to OC-BVI’s demand for payment, the BVI government issued a letter dated November 19, 2007, that reasserted its claim that ownership of the Baughers Bay plant has passed to the BVI government and rejected OC-BVI’s claim for payment. On November 22, 2007, OC-BVI’s management was informed that the BVI government had filed a lawsuit with the Eastern Caribbean Supreme Court seeking ownership of the Baughers Bay plant. The Court has established a trial window of June to July of 2009 for this litigation.

On July 4, 2008 OC-BVI filed a claim with the Eastern Caribbean Supreme Court seeking recovery of $7,806,629, representing amounts owed to OC-BVI for water sold and delivered to the BVI government from the Baughers Bay  plant  through May 31, 2008, $842,188 for interest accrued on amounts owed as of May 31, 2008 and future interest and costs.  This claim was amended and increased on April 22, 2009 to $13,773,954 for amounts owed for water delivered through March 31, 2009 plus accrued interest of $2,537,334 on amounts owed as of March 31, 2009 plus future interest and costs.  The $13,773,954 amount represents amounts billed at the contract prices in effect before the BVI government asserted its purported right of ownership of the plant.  The Court has scheduled a case management hearing for this claim for May 14, 2009.

Consistent with the guidance set forth in U.S, Securities and Exchange Commission Staff Accounting Bulletin No. 104, “Revenue Recognition,” effective January 1, 2008, OC-BVI changed its policy for the recording of revenues from the Baughers Bay plant from the accrual to the equivalent of the cash method. All amounts billed by OC-BVI to the BVI government relating to Baughers Bay during the three months ended March 31, 2009 and 2008, which totaled approximately $2.6 million for each of these periods, have been recorded as deferred revenues by OC-BVI. As a result of this adjustment to OC-BVI’s revenues, the Company recorded a loss from its equity in OC-BVI’s results of operations of $608,999 and $497,497 for the three months ended March 31, 2009 and 2008, respectively. Any cash payments made by the BVI government on Baughers Bay-related invoices are applied first by OC-BVI to the remaining balance of OC-BVI’s outstanding accounts receivable that arose from billings for periods prior to and including December 2007. As of March 31, 2009, such remaining December 31, 2007 accounts receivable balances totaled $568,056.

The Company accounts for its investment in OC-BVI in accordance with Accounting Principles Board Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.” This accounting pronouncement requires recognition of a loss on an equity investment that is other than temporary, and indicates that the fair value of an equity investment that is less than its carrying amount may indicate a loss in the value of the investment. To test for possible impairment of its investment in OC-BVI, the Company estimated its fair value as of December 31, 2008. In making this estimate, Company management calculated the expected cash flow from its investment in OC-BVI using the guidance set forth under the FASB Statement of Financial Accounting Concepts No. 7, “Using Cash Flow Information and Present Value in Accounting Measurements.” In accordance with this FASB statement the Company (i) identified various possible outcomes of the Baughers Bay dispute and negotiations for a definitive contract on the new Bar Bay plant; (ii) estimated the cash flows associated with each possible outcome, and (iii) assigned a probability to each outcome based upon discussions held to date by OC-BVI’s management with the BVI government and OC-BVI’s legal counsel. The resulting probability-weighted sum represents the expected cash flows, and the Company’s best estimate of future cash flows, to be derived from its investment in OC-BVI. The Company determined that the fair value of its investment in OC-BVI, as based upon these expected cash flows, exceeded its carrying value for its investment in OC-BVI as of December 31, 2008 and therefore no loss was recognized on this investment. Based upon the estimate the Company performed as of December 31, 2008 and the developments since that date, the Company has concluded that no impairment loss should be recognized on its investment in OC-BVI as of March 31, 2009.  However, as a result of further developments, the Company could be required to record such an impairment loss at a future date.

The identification of the possible outcomes for the Baughers Bay dispute and Bar Bay negotiations, the projections of cash flows for each outcome, and the assignment of relative probabilities to each outcome all represent significant estimates made by the Company’s management. The ultimate resolution of the Baughers Bay dispute and Bar Bay definitive contract negotiations may differ significantly from management’s estimates and may result in actual cash flows from OC-BVI that vary materially from the expected cash flows used by Company management in determining OC-BVI’s fair value as of March 31, 2009. If OC-BVI and the BVI government are unable to agree on a new contract for Baughers Bay and this matter proceeds to resolution through the Courts, the Ministry’s right of ownership under the 1990 Agreement could be found to be enforceable, in which case OC-BVI could lose its Baughers Bay water supply arrangement with the Ministry or may be forced to accept a water supply arrangement with the Ministry on terms less favorable to OC-BVI than the prior agreement, and if the BVI government exercises its purported right of ownership, OC-BVI could lose ownership of the Baughers Bay plant. Even if OC-BVI is able to refute the Ministry’s purported right of ownership, OC-BVI may elect to accept a new contract on less favorable terms. OC-BVI may be unsuccessful in finalizing a definitive contract for the Bar Bay plant on terms it finds acceptable. Any of these or other possible outcomes could result in actual cash flows from the Company’s investment in OC-BVI that are significantly lower than management’s estimate. In such case, the Company could be required to record an impairment charge to reduce the carrying value of its investment in OC-BVI. Such impairment charge would reduce the Company’s earnings and could have a material adverse impact on its results of operations and financial condition.

The Company is not able to presently determine what impact the resolution of this matter may have on its results of operations or financial condition.

7.  Consolidated Water (Bermuda) Limited

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

Because (i) the equity investment in CW-Bermuda is not sufficient to permit it to finance its activities without the loan from the Company; (ii) the other investors in CW-Bermuda have no obligation to absorb any significant amount of its losses should losses arise; and (iii) the Company expects economic benefits from CW-Bermuda that are significantly greater than the Company’s voting rights of 40%, CW-Bermuda constitutes a variable interest entity (“VIE”) as defined by FIN 46(R). The Company is the primary beneficiary of CW-Bermuda and accordingly, consolidates the results of CW-Bermuda in its financial statements as required under FIN 46(R). The assets and liabilities (all of which are current) of CW-Bermuda included in the Company’s condensed consolidated balance sheet amounted to approximately $2,269,000 and $1,053,000, respectively, as of March 31, 2009.  The Company has not provided any guarantees related to CW-Bermuda and any creditors of the VIE do not have recourse to the general credit of Consolidated Water Co. Ltd. as a result of including CW-Bermuda in the consolidated financial statements. The results of CW-Bermuda are reflected in the Company’s services segment.

8.  Litigation settlement

On November 17, 2006, Gruppozecca Bahamas Limited (“GBL”) filed a Statement of Claim in the Supreme Court of the Commonwealth of the Bahamas against CW-Bahamas seeking damages in excess of $950,000 for CW-Bahamas alleged breach of its obligations under an agreement between GBL and CW-Bahamas relating to the construction of our Blue Hills plant.  On April 2, 2009, this litigation was settled and all claims against CW-Bahamas were dismissed in exchange for a final progress payment under the construction agreement between the parties in the amount of $480,000.

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

The forward-looking statements contained in this report are not guarantees of future performance and involve certain risks, uncertainties and assumptions which are difficult to predict. Actual outcomes and results may differ materially from what is expressed in such forward-looking statements. Important factors which may affect these actual outcomes and results include, without limitation, tourism and weather conditions in the areas we service, scheduled new construction within our operating areas, the economies of the U.S. and the areas we service, regulatory matters, the resolution of pending litigation, availability of capital to repay debt and for expansion of our operations, and other factors, including those “Risk Factors” set forth under Part II, Item 1A in this Quarterly Report and in our 2008 Annual Report on Form 10-K.

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

Unless otherwise indicated, references to “we,” “our,” “ours” and “us” refer to Consolidated Water Co. Ltd., its subsidiaries and consolidated affiliate.

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

Goodwill and other intangible assets. Goodwill represents the excess costs over fair value of the assets of an acquired business. Goodwill and intangible assets acquired in a business combination accounted for as a purchase and determined to have an indefinite useful life are not amortized, but are tested for impairment at least annually in accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets.” We periodically evaluate the possible impairment of goodwill. Management identifies our reporting units and determines the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units. We determine the fair value of each reporting unit by calculating the expected cash flows from each reporting unit and compare the fair value to the carrying amount of the reporting unit. To the extent the carrying amount of the reporting unit exceeds the fair value of the reporting unit; we are required to perform the second step of the impairment test, as this is an indication that the reporting unit goodwill may be impaired. In this step, we compare the implied fair value of the reporting unit goodwill with the carrying amount of the reporting unit goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit to all the assets (recognized and unrecognized) and liabilities of the reporting unit in a manner similar to a purchase price allocation, in accordance with SFAS No. 141, “Business Combinations.” The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. If the implied fair value is less than its carrying amount, the impairment loss is recorded. Based upon our annual tests to date, we have not experienced any impairment losses on our recorded amounts of goodwill.

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

We assume the risk that the costs associated with constructing the plant may be greater than we anticipated in preparing our bid. However, the terms of each of the sales contracts with our customers require us to guarantee the sales price for the plant at the bid amount. Because we base our contracted sales price in part on our estimation of future construction costs, the profitability of our plant sales is dependent on our ability to estimate these costs accurately. The cost estimates we prepare in connection with the construction of plants to be sold to third parties are subject to inherent uncertainties. The cost of materials and construction may increase significantly after we submit our bid for a plant due to factors beyond our control, which could cause the gross margin for a plant to be less than we anticipated when the bid was made. The profit margin we initially expect to generate from a plant sale could be further affected by other factors, such as feedwater supply and quality conditions at the plant site that differ materially from those we believed existed and relied upon when we submitted our bid.

RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and accompanying notes included under Part I, Item 1 of this Quarterly Report and our consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for our fiscal year ended December 31, 2008 (“2008 Form 10-K”) and the information set forth under Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2008 Form 10-K.

Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008

Consolidated Results

Net income for the three months ended March 31, 2009 was $2,550,158 ($0.18 per share on a fully-diluted basis) as compared to $1,673,867 ($0.12 per share on a fully-diluted basis) for the three months ended March 31, 2008. Our results for the three months ended March 31, 2009 and 2008 were adversely affected by the losses we recorded in those periods from our equity investment in OC-BVI, as discussed below.

Total revenues for the three months ended March 31, 2009 were $15,864,055, a significant increase from the $14,291,562 in revenues for the three months ended March 31, 2008 due to incremental revenues generated by our retail and services segments. Gross profit for the three months ended March 31, 2009 was $5,980,500, or 38% of total revenues, as compared to $4,536,058, or 32%, for the three months ended March 31, 2008. All three segments reported increased gross profits for 2009 as compared to 2008.  For further discussion of revenues and gross profit for the three months ended March 31, 2009, see the “Results by Segment” analysis that follows.

General and administrative (“G&A”) expenses remained consistent on a consolidated basis at $2,501,203 and $2,466,592 for the first quarter of 2009 and 2008, respectively. Decreases in employee costs for 2009 of approximately $172,000 served to offset minor increases in various other G&A accounts.

Interest income decreased substantially, from approximately $453,000 for the three months ended March 31, 2008 to approximately $158,000 for the three months ended March 31, 2009. This decrease reflects a reduction in the rate of interest earned on the average balances invested in interest bearing deposit accounts from 2008 to 2009.

Due to OC-BVI’s inability to resolve its on-going contractual dispute with the BVI Government relating to its Baughers Bay plant, we changed our policy for recognizing the financial results of this affiliate effective January 1, 2008. Consequently, we reported losses from our investment in OC-BVI for the three months ended March 31, 2009 and 2008 of approximately $609,000 and $497,000, respectively. See further discussion of the OC-BVI situation at “Liquidity and Capital Resources — Material Commitments, Contingencies and Expenditures — OC-BVI Contract Dispute.”

Results by Segment

Retail Segment:

The retail segment contributed $2,095,239 to our income from operations for the three months ended March 31, 2009, as compared to $1,226,488 for the three months ended March 31, 2008.

Revenues generated by our retail water operations were $6,537,328 and $5,816,938 for the three months ended March 31, 2009 and 2008, respectively. The increase in 2009 retail revenues is attributable to an increase in the volume of water sold of 7% from 2008 to 2009 and to annual price increases resulting from inflationary factors impacting our operating and production costs other than energy.  The added volume of sales and the price increases more than offset a small decrease in revenues attributable to our pass-through of energy costs, which declined slightly from 2008 to 2009.

Retail segment gross profit was $3,988,209 (61% of revenues) and $3,266,341 (56% of revenues) for the three months ended March 31, 2009 and 2008, respectively.  The improvement in gross profit percentage from 2008 to 2009 reflects higher plant utilization, as a significant portion of our retail operating costs is fixed in nature.

Consistent with prior periods, we record all non-direct G&A expenses in our retail business segment and do not allocate any of these non-direct costs to our other two business segments. Retail G&A expenses for the three months ended March 31, 2009 were $1,892,970, down $146,883 from the $2,039,853 in G&A expenses for the three months ended March 31, 2008. The decrease in G&A expenses for the three months ended March 31, 2009 as compared to the comparable prior year period is primarily attributable to decreases in employee costs.

Bulk Segment:

The bulk segment contributed $869,869 and $651,853 to our income from operations for the three months ended March 31, 2009 and 2008, respectively.

Bulk segment revenues were $6,406,993 and $6,916,730 for the three months ended March 31, 2009 and 2008, respectively. Revenues from the bulk segment decreased from 2008 to 2009 due to a 2% decline in the volume of water sold by our bulk segment, and a reduction in energy costs passed through to our customers, as diesel and electricity costs were significantly lower in the first quarter of 2009 as compared to the first quarter of 2008.

Gross profit for our bulk segment was $1,420,424 and $1,028,039 for the three months ended March 31, 2009 and 2008, respectively. Gross profit as a percentage of bulk revenues was 22% for the three months ended March 31, 2009 and 15% for the three months ended March 31, 2008. The improvement in bulk gross profit as a percentage of sales from 2008 to 2009 reflects improved operating efficiencies for our Windsor operations located in Nassau, New Providence. We constructed and commissioned new feed water wells and replaced the reverse osmosis membranes on two of four of our production trains at our Windsor plant effective September 2008.  These capital expenditures have improved the energy efficiency of the Windsor plant.  We are currently replacing the reverse osmosis membranes on the last two production trains and this work is expected to be completed in the second quarter of 2009.

Bulk segment G&A expenses for the three months ended March 31, 2009 increased to $550,555 from $376,186 for the same period in 2008, primarily due to approximately $178,000 in penalties and interest assessed to our Belize operations relating to delinquent business taxes.

Included in our condensed consolidated balance sheet as of March 31, 2009 are approximately $9.5 million in accounts receivable due to our Bahamas subsidiary from the Water and Sewerage Corporation of the Bahamas (“WSC”). We have been informed by Bahamian Government representatives that the delay in paying our accounts receivable is due to operating issues within the WSC, that the delay does not reflect any type of dispute with us with respect to the amounts owed, and that the amounts will ultimately be paid in full. Based upon these communications, we believe that the accounts receivable from the WSC are fully collectible and therefore have not provided any allowance for possible non-payment of these receivables as of March 31, 2009. See further discussion of this matter at “Liquidity and Capital Resources — Material Commitments, Expenditures and Contingencies — CW-Bahamas Liquidity.”

Services Segment:

The services segment contributed $514,189 and $191,125 to our income from operations for the three months ended March 31, 2009 and 2008, respectively.

Revenues from services provided in 2009 were $2,919,734 as compared to $1,557,894 in 2008. Services revenues increased from 2008 to 2009 due to higher relative project construction expenditures in 2009.

The increase in gross profit for the services segment to $571,867 in 2009 from $241,678 in 2008 is primarily due to higher relative project construction expenditures in 2009.

G&A expenses for the services segment were $57,678 and $50,553 for 2009 and 2008, respectively.

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

Cash Flows for the Three Months Ended March 31, 2009

Our cash and cash equivalents decreased from $36,261,345 as of December 31, 2008 to $34,839,674 as of March 31, 2009.

Cash Flows from Operating Activities

Operating activities provided net cash for the three months ended March 31, 2009 of $662,134. This cash provided reflects net income generated for the three months ended of approximately $2.7 million, as adjusted for various items which impact net income but do not impact cash during the period, such as depreciation and amortization, stock compensation, and other items.  The largest item impacting cash flows from operating activities for the three months ended March 31, 2009 was an increase in accounts receivable of approximately $3.7 million from year end, due to the delay in payment of amounts due from the WSC to our Bahamas subsidiary.

Cash Flows from Investing Activities

Our investing activities used $805,974 in net cash during the three months ended March 31, 2009. Of the approximately $1.0 million in capital expenditures for the period, approximately $280,000 was spent on the expansion of the Governor’s Harbour plant in Grand Cayman and $396,000 was spent on purchases of plant and equipment. We collected $200,218 on our loans receivable during the period.

Cash Flows from Financing Activities

We used $1,277,831 in net cash from our financing activities during the three months ended March 31, 2009. We made $332,816 in scheduled payments on our bonds payable and paid dividends of $945,015 during the three months ended March 31, 2009.

Financial Position

Our total assets increased from approximately $154.7 million as of December 31, 2008 to $155.5 million as of March 31, 2009.

Current accounts receivable increased approximately $2.0 million from December 31, 2008 to March 31, 2009 due to (i) the WSC’s delay in paying amounts invoiced by CW-Bahamas which has increased CW-Bahamas’ accounts receivable balances by approximately $1.4 million since year end (ii) an increase of approximately $1.4 million in the accounts receivable balance due from the Government of Bermuda (iii) a decrease of approximately $826,000 in revenues recognized in excess of amounts collected on our Bermuda construction project.

The balance of costs and estimated earnings in excess of billings – construction project of approximately $9.2 million as of March 31, 2009 represents revenues earned to date on the construction of the Frank Sound plant for the Water Authority – Cayman. This receivable balance is non-current as it will be paid by the Water Authority — Cayman through the issuance of a long term note to us upon the commissioning of the plant.

Prepaid expenses and other current assets decreased by approximately $345,000 due to the amortization of prepaid expenses.

Borrowings Outstanding

As of March 31, 2009 we had borrowings outstanding aggregating $22,059,460 that consisted of bonds payable.

5.95% Secured Bonds

In August 2006, we issued $15,771,997 principal amount secured fixed rate bonds in a private offering and received net proceeds (excluding issuance costs and after the offering discount) of $14,445,720. These bonds bear interest at a rate of 5.95%, are repayable in quarterly principal and interest installments of $526,010 and mature in 2016. We have the right to redeem the bonds in full at any time after August 4, 2009 at a premium of 1.5% of the outstanding principal and accrued interest on the bonds on the date of redemption. As of March 31, 2009, $12,654,983 in principal amount was outstanding on these secured bonds. Our obligations under the bonds are secured by fixed and floating charges (i) on all of our assets, including an equitable charge of all of the shares of Cayman Water, and (ii) on all of Cayman Water’s assets including its real estate. Cayman Water has also guaranteed our payment obligations under the bonds.

The trust deed for these bonds restricts our ability to enter into new borrowing agreements or any new guarantees without prior approval of the trustee and limits our capital expenditures, with the exception of capital expenditures to be incurred on certain defined projects, to $2,000,000 annually without prior approval by the trustee. The trust deed also contains financial covenants that require us to maintain a debt service coverage ratio of not less than 1.25 to 1, a ratio of long term debt to EBITDA (i.e. earnings before interest, taxes, depreciation and amortization for the 12 months preceding the ratio calculation date) not greater than 2.5 to 1 and a ratio of long term debt to equity equal to or less than 1.5 to 1. As of March 31, 2009, we were in compliance with the covenants under the trust deed.

CW-Bahamas Series A Bonds

In July 2005, CW-Bahamas sold BAH$10,000,000 Series A bonds to Bahamian citizens and permanent resident investors in The Bahamas to finance a portion of the construction cost of its Blue Hills plant. These bonds mature on June 30, 2015 and accrue interest at the annual fixed rate of 7.5%. Interest is payable quarterly. CW-Bahamas has the option to redeem the bonds in whole or in part without penalty commencing after June 30, 2008. We have guaranteed CW-Bahamas repayment obligations upon an “event of default” as defined in the guarantee agreement. If we pay any amounts pursuant to the guarantee, we will be subrogated to all rights of the bondholders in respect of any such payments. The guarantee is a general unsecured obligation junior to our other secured obligations. As of March 31, 2009, BAH$10,000,000 of the Series A bonds was outstanding.

CW-Bahamas Credit Facility

CW-Bahamas has a credit facility with Royal Bank of Canada that consists of a BAH$500,000 revolving working capital loan. The obligations under the credit facility are secured by the assets of CW-Bahamas. Borrowings under the working capital loan accrue interest at the Nassau Prime rate plus 1.50% per annum. As of March 31, 2009, no amounts were outstanding under this facility.

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

In correspondence between the parties from late 1998 through early 2000, the Ministry indicated that the BVI government was prepared to exercise the option to purchase the plant but would be amenable to negotiating a new water supply agreement, and that it considered the 1990 Agreement to be in force on a monthly basis until negotiations between the BVI government and OC-BVI were concluded. Occasional discussions were held between the parties since 2000 without resolution of the matter. OC-BVI has continued to supply water to the Ministry and expended approximately $4.7 million between 1995 and 2003 to significantly expand the production capacity of the plant beyond that contemplated in the 1990 Agreement.

OC-BVI submitted a proposal to the Ministry in late 2006 to continue to supply water from the Baughers Bay plant. The Ministry held discussions with OC-BVI regarding a new contract but did not formally respond to OC-BVI’s proposal. Early in 2007 the Ministry unilaterally took the position that until such time as a new agreement is reached on the ownership of the plant and the price for the water produced by the plant, the Ministry would only pay that amount of OC-BVI’s billings that the Ministry purports constitutes OC-BVI’s costs of producing the water. OC-BVI responded to the Ministry that the amount the Ministry proposed to pay was significantly less than OC-BVI’s production costs. Payments made by the Ministry to OC-BVI since the Ministry’s assumption of this reduced price have been sporadic.  On November 15, 2007, OC-BVI issued a demand letter to the BVI government for approximately $6.2 million representing amounts that OC-BVI claimed were due by the BVI government for water sold and delivered plus interest and legal fees. In response to OC-BVI’s demand for payment, the BVI government issued a letter dated November 19, 2007 that reasserted its claim that ownership of the Baughers Bay plant has passed to the BVI government and rejected OC-BVI’s claim for payment. On November 22, 2007 OC-BVI’s management was informed that the BVI government had filed a lawsuit with the Eastern Caribbean Supreme Court seeking ownership of the Baughers Bay plant. The Court has established a trial window of June to July of 2009 for this litigation.

On July 4, 2008, OC-BVI filed a claim with the Eastern Caribbean Supreme Court seeking recovery of $7,806,629, representing amounts owed to OC-BVI for water sold and delivered to the BVI government through May 31, 2008, $842,188 for interest accrued on amounts owed as of May 31, 2008, and future interest and costs.  This claim was amended and increased on April 22, 2009 to $13,773,954 for amounts owed for water delivered through March 31, 2009 plus accrued interest of $2,537,334 on amounts owed as of March 31, 2009 plus future interest and costs.  The $13,773,954 amount represents amounts billed at the contract prices in effect before the BVI government asserted its purported right of ownership of the plant.  The Court has scheduled a case management hearing for this claim for May 14, 2009.

During 2007, OC-BVI completed, for a total cost of approximately $8 million, the construction of a 700,000 U.S. gallons per day desalination plant located at Bar Bay, Tortola (the “Bar Bay plant”). We provided OC-BVI with a $3 million loan to fund part of this plant’s construction costs, of which $2.5 million remained outstanding as of September 30, 2008. Principal on this loan is payable in quarterly installments of $125,000 with a final balloon payment of $2 million due on August 31, 2009 and interest on the loan is due quarterly at the rate of LIBOR plus 3.5%. OC-BVI constructed this plant in response to what it believes is an extreme shortage of, and a pressing demand for, potable water on the eastern end of Tortola and anticipated entering into a bulk water supply agreement with the Ministry. On December 19, 2008 OC-BVI and the BVI government executed a binding term sheet (the “Bar Bay Agreement”) for the purchase of water by the BVI government from OC-BVI’s seawater desalination plant located at Bar Bay. The parties intend the Bar Bay Agreement to govern the terms of sale of water by OC-BVI to the BVI government until the parties execute a definitive contract. Under the terms of the Bar Bay Agreement, OC-BVI will deliver up to 600,000 U.S. gallons of water per day to the BVI government from the Bar Bay plant and the BVI government will be obligated to pay for this water at a specified price as adjusted by a monthly energy factor. Until completion of the construction of the first phase of certain additional facilities by OC-BVI, the BVI government is not obligated to purchase any minimum volumes of water from OC-BVI. After completion of this first phase the BVI government will be obligated to purchase at least 600,000 gallons of water per day from the plant. The first phase of such facilities construction involves the installation of water pipes from the plant to a BVI government-owned reservoir site and from this site to the BVI government’s piped water distribution system. This phase must be completed within six months of the signing of the proposed definitive contract. A second phase of construction requires OC-BVI to complete a storage reservoir on the BVI government site within twelve months of the signing of the proposed seven-year definitive contract. The proposed seven-year definitive contract is expected to include a seven-year extension option exercisable by the BVI government.

The U. S. Securities and Exchange Commission, in Staff Accounting Bulletin No. 104 Revenue Recognition (“SAB No. 104”), has provided its guidance on revenue recognition. As stated in SAB No. 104, the SEC believes that revenue is generally realized or realizable and earned when all of the following criteria are met:

•	Persuasive evidence of an arrangement exists.

•	Delivery has occurred or services have been rendered.

•	The seller’s price to the buyer is fixed and determinable; and

•	Collectability is reasonably assured.

OC-BVI’s Board of Directors continues to believe that OC-BVI is contractually entitled to full payment of all amounts billed to date for water supplied to the BVI government and that OC-BVI will ultimately collect all amounts billed. However, the lack of progress with respect to the resolution of the dispute and the initiation of legal proceedings by OC-BVI to collect the accounts receivable balances indicate that, with respect to revenues from its Baughers Bay plant, OC-BVI cannot clearly meet all of the revenue recognition criteria set forth in SAB No. 104. Accordingly, effective January 1, 2008, OC-BVI changed its policy for the recording of its revenues from the Baughers Bay plant from the accrual to the equivalent of the cash method. As a result of this adjustment to OC-BVI’s revenues, we have recorded losses from our equity in OC-BVI’s results of operations of $608,999 and $497,497 for the three months ended March 31, 2009 and 2008, respectively Any cash payments made by the BVI government on Baughers Bay related invoices are applied first by OC-BVI to the remaining balance of outstanding accounts receivable that arose from billings for periods prior to and including December 2007. As of March 31, 2009 such remaining December 31, 2007 accounts receivable balances totaled $568,056.

We account for our investment in OC-BVI in accordance with Accounting Principles Board Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.” This accounting pronouncement requires recognition of a loss on an equity investment that is other than temporary, and indicates that a current fair value of an equity investment that is less than its carrying amount may indicate a loss in the value of the investment. To test for possible impairment of our investment in OC-BVI, we estimated its fair value as of December 31, 2008. In making this estimate, we calculated the expected cash flows from our investment in OC-BVI using the guidance set forth under the FASB Statement of Financial Accounting Concepts No. 7, “Using Cash Flow Information and Present Value in Accounting Measurements.” In accordance with this FASB statement we (i) identified various possible outcomes of the Baughers Bay dispute and negotiations for a definitive contract on the new Bar Bay plant; (ii) estimated the cash flows associated with each possible outcome, and (iii) assigned a probability to each outcome based upon discussions held to date by OC-BVI’s management with the BVI government and OC-BVI’s legal counsel. The resulting probability-weighted sum represents the expected cash flows, and our best estimate of future cash flows, to be derived from our investment in OC-BVI. We determined that the fair value of our investment in OC-BVI, as based upon these expected cash flows, exceeded our carrying value for its investment in OC-BVI as of December 31, 2008 and therefore no loss was required to be recognized on this investment. Based upon the estimate we performed as of December 31, 2008 and the developments since that date to the date of this filing, we have concluded that no loss was required to be recognized on our investment in OC-BVI as of March 31, 2009. However, as a result of further developments, we could be required record such an impairment loss in the future.

The identification of the possible outcomes for the Baughers Bay dispute and Bar Bay definitive contract negotiations, the projections of cash flows for each outcome, and the assignment of relative probabilities to each outcome all represent significant estimates made by us. The ultimate resolution of the Baughers Bay dispute and Bar Bay definitive contract negotiations may differ significantly from our estimates and may result in actual cash flows from OC-BVI that vary materially from the expected cash flows we used in determining OC-BVI’s fair value as of March 31, 2009. If OC-BVI and the BVI government are unable to agree on a new contract for Baughers Bay and this matter proceeds to resolution through the Courts, the Ministry’s right of ownership under the 1990 Agreement could be found to be enforceable, in which case OC-BVI could lose its water supply arrangement with the Ministry or may be forced to accept a water supply arrangement with the Ministry on terms less favorable to OC-BVI, and if the BVI government exercises its purported right, OC-BVI could lose ownership of the Baughers Bay plant. Even if OC-BVI is able to refute the Ministry’s purported right of ownership, OC-BVI may elect to accept a new contract on less favorable terms. OC-BVI may be unsuccessful in negotiating a definitive contract for the Bar Bay plant on terms it finds acceptable. Any of these or other possible outcomes could result in actual cash flows from our investment in OC-BVI that are significantly lower than our estimate as of March 31, 2009. In such case, we could be required to record a material impairment charge to reduce the carrying value of our investment in OC-BVI. Such impairment charge could have a material adverse impact on our results of operations and financial condition.

CW-Bahamas Liquidity

Since early 2008 CW-Bahamas has experienced significant delays in the receipt of payments on its outstanding accounts receivable from the Water and Sewerage Corporation of the Bahamas.  As of March 31, 2009, CW-Bahamas was due approximately $9.5 million from the WSC. During April 2009 WSC paid $4.35 million on these receivables.

We have met with representatives of the WSC and Bahamas government (most recently on May 1, 2009) to inquire as to the reasons for the delinquency in their accounts receivables payments. We have been informed by these government representatives that (i) the WSC’s payment delinquencies are due to operating issues within the WSC; (ii) that such delinquencies do not reflect any type of dispute with CW-Bahamas with respect to the amounts owed; and (iii) the amounts will ultimately be paid in full. We have been informed by these representatives that another payment from the WSC of $4.35 million will be forthcoming prior to June 30, 2009.  Based upon these communications, we believe that the accounts receivable from the WSC are fully collectible and therefore have not provided any allowance for possible non-payment of these receivables as of March 31, 2009.  However, we have been informed by these representatives that the WSC expects to continue to be significantly in arrears on its payments to CW-Bahamas for the remainder of 2009.

CW-Bahamas derives substantially all of its revenues from its contract with the WSC and is dependent upon timely collection of its accounts receivable to fund its operations.  If the WSC does not improve the timeliness and/or increase the amounts of its payments to CW-Bahamas, this subsidiary may not have sufficient liquidity to adequately fund its operations. If this occurs, CW-Bahamas may be required to decrease the amount of water it supplies the WSC to the minimum required amount under the contract or, if liquidity problems become too severe, cease its production of water altogether.  Such developments could have a material adverse effect on our results of operation and financial position.

CW-Belize Liquidity

In January 2009, we were informed by officials of Belize Water Services Ltd. (“BWSL”) of potential financial difficulties at BWSL. Although BWSL was current with respect to its payments to CW-Belize as of March 31, 2009, such difficulties could affect the amount and timing of BWSL’s payments for water supplied by CW-Belize in the future. We are presently unable to determine what impact BWSL’s current financial condition will have on CW-Belize’s results of operations, financial position or cash flows.

Dividends

On January 31, 2009, we paid a dividend of $0.065 to shareholders of record on January 1, 2009.

On April 30, 2009, we paid a dividend of $0.065 to shareholders of record on April 1, 2009.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our exposure to market risk from December 31, 2008 to the end of the period covered by this report.

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

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On November 17, 2006, Gruppozecca Bahamas Limited (“GBL”) filed a Statement of Claim in the Supreme Court of the Commonwealth of the Bahamas against CW-Bahamas seeking damages in excess of $950,000 for CW-Bahamas alleged breach of its obligations under an agreement between GBL and CW-Bahamas relating to the construction of our Blue Hills plant.  On April 2, 2009, this litigation was settled and all claims against CW-Bahamas were dismissed in exchange for a final progress payment under the construction agreement between the parties in the amount of $480,000.

OC-BVI and the BVI Government are engaged in litigation relating to a contract dispute, as described in “LIQUIDITY AND CAPITAL RESOURCES – Material Commitments, Expenditures and Contingencies,” which description is incorporated herein by reference.

ITEM 1A. RISK FACTORS

Our business faces significant risks. These risks include those disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 as supplemented by the additional risk factors included below. If any of the events or circumstances described in the referenced risks actually occur, our business, financial condition or results of operations could be materially adversely affected and such events or circumstances could cause our actual results to differ materially from the results contemplated by the forward-looking statements contained in this report. These risks should be read in conjunction with the other information set forth in this Quarterly Report as well as in our Annual Report on Form 10-K for the year ended December 31, 2008 and in our other periodic reports on Form 10-Q and Form 8-K.

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

Due to the on-going dispute and the lack of payments on OC-BVI’s accounts receivable balances by the BVI government, effective January 1, 2008, we changed our policy for the recording of our equity in the financial results of OC-BVI to reflect our equity in OC-BVI’s results as if revenues were recognized by this affiliate under the equivalent of the cash, rather than accrual, method. As a result of this accounting change, we recorded losses from our equity investment in OC-BVI of $608,999 and $497,497 for the three months ended March 31, 2009 and 2008, respectively. As of March 31, 2009, our loan to, and equity investment in, OC-BVI totaled approximately $13.8 million and the recorded value of our management services agreement, which is reflected on our balance sheet as an intangible asset, was approximately $856,000.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended March 31, 2009, we issued 2,553 common shares to two of our executive officers under the terms of their executive compensation agreements. The issuance of the shares was exempt from registration under Section 4(2) of the Securities Act of 1933 because the executive officers have knowledge of all material information relating to us.

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

Date: May 11, 2009