Form 10-Q
period 2009-06-30
CONSOLIDATED WATER CO LTD
filed 2009-08-07
CIK 928340

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009
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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of August 3, 2009, 14,537,530 shares of the registrant’s common stock, with US$0.60 par value, were outstanding.

TABLE OF CONTENTS

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

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED WATER CO. LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2009	2008
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$40,996,302	$36,261,345
Accounts receivable, net	10,612,600	13,911,312
Inventory	1,946,191	1,617,484
Prepaid expenses and other current assets	1,663,548	1,444,445
Current portion of loans receivable	1,357,253	768,803
Total current assets	56,575,894	54,003,389

Property, plant and equipment, net	57,628,141	58,937,980
Construction in progress	5,908,723	6,157,958
Costs and estimated earnings in excess of billings - construction project	27,422	7,377,554
Inventory non-current	3,385,530	2,971,949
Loans receivable	11,129,526	1,560,420
Investment in and loan to affiliate	12,957,711	14,371,312
Intangible assets, net	2,004,186	2,144,162
Goodwill	3,587,754	3,587,754
Other assets	3,432,312	3,544,096
Total assets	$156,637,199	$154,656,574
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and other current liabilities	$5,414,709	$7,310,327
Dividends payable	1,006,854	1,006,414
Current portion of long term debt	1,274,917	1,229,071
Total current liabilities	7,696,480	9,545,812
Long term debt	20,480,096	21,129,269
Other liabilities	396,547	430,717
Total liabilities	28,573,123	31,105,798
Stockholders’ equity
Controlling interests:
Redeemable preferred stock, $0.60 par value. Authorized 200,000 shares;
issued and outstanding 21,563 and 17,366 shares, respectively	12,938	10,420
Class A common stock, $0.60 par value. Authorized 24,655,000 shares;
issued and outstanding 14,532,166 and 14,529,360 shares, respectively	8,719,300	8,717,616
Class B common stock, $0.60 par value. Authorized 145,000 shares;
none issued or outstanding	-	-
Additional paid-in capital	80,736,373	80,461,942
Retained earnings	36,867,163	32,340,077
	126,335,774	121,530,055
Noncontrolling interests	1,728,302	2,020,721
Total stockholders’ equity	128,064,076	123,550,776
Total liabilities and stockholders’ equity	$156,637,199	$154,656,574

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONSOLIDATED WATER CO. LTD.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Retail water revenues	$6,221,384	$6,268,688	$12,758,714	$12,085,626
Bulk water revenues	6,431,215	7,665,685	12,838,209	14,582,416
Services revenues	2,802,399	3,908,212	5,722,133	5,466,107

Total revenues	15,454,998	17,842,585	31,319,056	32,134,149

Cost of retail revenues	2,419,393	2,822,460	4,968,514	5,373,057
Cost of bulk revenues	4,950,144	6,737,581	9,936,718	12,626,271
Cost of services revenues	498,408	3,375,369	2,846,276	4,691,585

Total cost of revenues	7,867,945	12,935,410	17,751,508	22,690,913

Gross profit	7,587,053	4,907,175	13,567,548	9,443,236

General and administrative expenses	2,670,059	2,159,658	5,171,266	4,626,248

Income from operations	4,916,994	2,747,517	8,396,282	4,816,988

Other income (expense):
Interest income	150,373	317,550	308,673	770,239
Interest expense	(443,824)	(442,551)	(870,052)	(889,107)
Other income	47,856	24,912	93,262	44,767
Equity in earnings (loss) of affiliate	(589,022)	(639,954)	(1,198,021)	(1,133,024)

Other income (expense), net	(834,617)	(740,043)	(1,666,138)	(1,207,125)

Consolidated net income	4,082,377	2,007,474	6,730,144	3,609,863
Income (loss) attributable to non-controlling interests	214,761	27,851	312,383	(43,632)

Net income attributable to controlling interests	$3,867,616	$1,979,623	$6,417,761	$3,653,495

Basic earnings per common share	$0.27	$0.14	$0.44	$0.25
Diluted earnings per common share	$0.26	$0.14	$0.44	$0.25
Dividends declared per common share	$0.065	$0.065	$0.13	$0.195

Weighted average number of common shares used in the determination of:
Basic earnings per share	14,531,991	14,519,625	14,531,092	14,513,761
Diluted earnings per share	14,596,670	14,540,671	14,570,033	14,536,513

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONSOLIDATED WATER CO. LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2009	2008
Net cash flows provided by operating activities	$8,129,814	$4,872,895
Cash flows provided by (used in) investing activities
Purchases of property, plant and equipment, and construction in progress	(1,525,907)	(3,209,531)
Collections on loans receivable	691,869	729,738
Net cash used in investing activities	(834,038)	(2,479,793)

Cash flows provided by (used in) financing activities
Dividends paid	(1,890,235)	(1,812,536)
Principal repayments of long term debt	(670,583)	(632,125)
Net cash used in financing activities	(2,560,819)	(2,444,661)
Net increase (decrease) in cash and cash equivalents	4,734,957	(51,559)
Cash and cash equivalents at beginning of period	36,261,345	38,529,383
Cash and cash equivalents at end of period	$40,996,302	$38,477,824
Interest paid in cash	$756,436	$794,866
Non-cash investing and financing activities
Conversion of 1,460 redeemable preferred shares into 1,460 ordinary shares in 2008	$-	$876
Issuance of 2,806 (2008: 10,942) ordinary shares to executive management for services rendered	$38,750	$306,619
Dividends declared but not paid	$946,030	$945,184
Loan receivable issued for plant facility sold	$10,624,425	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

 CONSOLIDATED WATER CO. LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.  Basis of presentation

The accompanying condensed consolidated financial statements of Consolidated Water Co. Ltd. (the “Company”) include the accounts of the Company’s (i) wholly-owned subsidiaries, Aquilex, Inc., Cayman Water Company Limited (“Cayman Water”), Consolidated Water (Belize) Limited (“CW-Belize”), Ocean Conversion (Cayman) Limited (“OC-Cayman”), DesalCo Limited (“DesalCo”); (ii) majority-owned subsidiary Consolidated Water (Bahamas) Ltd. (“CW-Bahamas”); and (iii) affiliate, Consolidated Water (Bermuda) Limited (“CW-Bermuda”), which is consolidated pursuant to the provisions of FASB Interpretation 46(R). The Company’s investment in its affiliate, Ocean Conversion (BVI) Ltd. (“OC-BVI”), is accounted for using the equity method of accounting. All significant intercompany balances and transactions have been eliminated in consolidation.

The accompanying condensed consolidated balance sheet as of June 30, 2009 and the condensed consolidated statements of income for the three and six months ended and cash flows for the six months ended June 30, 2009 and 2008 are unaudited. These condensed consolidated financial statements reflect all adjustments (which are of a normal recurring nature) that, in the opinion of management, are necessary to present fairly the Company’s financial position, results of operations and cash flows as of and for the periods presented. The results of operations for these interim periods are not necessarily indicative of the operating results for future periods, including the fiscal year ending December 31, 2009.

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

Reclassifications: Pursuant to the terms of its retail license and bulk water agreements, the Company adjusts its monthly invoices to charge (or credit) customers for any increases (or decreases) in the prices for the energy costs incurred to produce water. Prior to 2008, the Company recorded a portion of these energy cost charges (or credits) as an adjustment to the energy component of its cost of revenues. During the fourth quarter of 2008, the Company concluded that since such amounts are ultimately paid by (or to) its customers, these energy cost charges and credits would be more appropriately classified in its consolidated results of operations as an adjustment to revenues rather than to cost of revenues. Accordingly, revenue and cost of revenue amounts reported in 2008 have been adjusted in these 2009 financial statements for these reclassifications, the effects of which on previously reported amounts are as follows:

	Three Months Ended	Six Months Ended
	June 30, 2008	June 30, 2008
Revenues, as previously reported	$16,037,848	$28,773,579
Reclassification of energy recovery	1,804,737	3,360,570
Revenues, as adjusted	$17,842,585	$32,134,149

	Three Months Ended	Six Months Ended
	June 30, 2008	June 30, 2008
Cost of revenues, as previously reported	$11,130,673	$19,330,343
Reclassification of energy recovery	1,804,737	3,360,570
Cost of revenues, as adjusted	$12,935,410	$22,690,913

These reclassifications had no effect upon the previously reported amounts of gross profit or net income.

Certain other immaterial amounts presented in the 2008 financial statements included in the Form 10-Q for the quarterly period ended June 30, 2008 have been reclassified to conform to the presentation used for these amounts in the 2009 financial statements.

 2.  Stock-based compensation

The Company issues stock under incentive plans that form part of employees’ and non-executive directors’ remuneration. The Company also grants options to purchase common shares as part of remuneration for certain long-serving employees.

Stock-based compensation totaled $166,271 and $13,725 for the three months ended June 30, 2009 and 2008, respectively, and $234,706 and $188,847 for the six months ended June 30, 2009 and 2008, respectively and is included in general and administrative expenses in the condensed consolidated statements of income.

In March 2009, the Company granted options to purchase 101,697 ordinary shares to certain employees under the 2008 Equity Incentive Plan.  The March 2009 options began vesting on March 19, 2009 and vest in three equal tranches on March 19, 2010, 2011 and 2012.  All of these 101,697 options expire three years from the respective vesting date of each tranche.

In June 2009, the Company granted options to purchase 3,670 ordinary shares to certain employees under the 2001 Employee Share Option Plan.  The June 2009 options vest on June 29, 2013. All of these 3,670 options expire thirty days from the vesting date.

In June 2009, the Company granted options to purchase 4,197 preference shares to certain employees under the Employee Share Incentive Plan.  The June 2009 options began vesting on June 14, 2009 and expire thirty days from the vesting date.

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

The significant weighted average assumptions for the 101,697 ordinary share options issued in March 2009 were as follows: Risk free interest rate of 1.3%; Expected option life of 3.50 years; Expected volatility of 70.2%; Expected dividend yield of 3.29%.

The significant weighted average assumptions for the 3,670 ordinary share options were as follows: Risk free interest rate of 2.08%; Expected option life of 4.08 years; Expected volatility of 76.3%; Expected dividend yield of 1.7%.

The significant weighted average assumptions for the 4,197 preference share options were as follows: Risk free interest rate of 0.08%; Expected option life of 0.08 years; Expected volatility of 24.1%; Expected dividend yield of 1.48%.

A summary of stock option activity under the Company’s SFAS No. 123(R) share-based compensation plans for the six months ended June 30, 2009 is presented in the following table:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (1)
Outstanding as of beginning of period	118,115	$28.30	3.66	$ _
Granted	109,564	8.20	4.52
Exercised	—	—
Forfeited and expired	—	—
Outstanding as of June 30, 2009	227,679	$18.63	3.82	$838,264
Exercisable as of June 30, 2009	38,082	$27.06	2.25	$27,828

(1)
The intrinsic value of a stock option represents the amount by which the fair value of the underlying stock, measured by reference to the closing price of the ordinary shares of $15.85 in the NASDAQ Global Select Market on June 30, 2009, exceeds the exercise price of the option.

As of June 30, 2009, 189,597 non-vested options and 38,082 vested options were outstanding, with a weighted average exercise price of $18.63 and an average remaining contractual life of 3.82 years. The total remaining unrecognized compensation costs related to unvested stock-based arrangements was $660,329 as of June 30, 2009 and are expected to be recognized over a weighted average period of 4.13 years.

As of June 30, 2009, unrecognized compensation costs relating to convertible preference shares outstanding were $117,034, and are expected to be recognized over a weighted average period of 1.34 years.

3.  Segment information

Under SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information,” the Company considers its (i) operations to supply water to retail customers, (ii) operations to supply water to bulk customers, and (iii) providing of engineering, management and construction services, as separate business segments. Financial information for each of these segments is as follows:

	Three Months Ended June 30, 2009
	Retail	Bulk	Services	Total
Revenues	$6,221,384	$6,431,215	$2,802,399	$15,454,998
Cost of revenues	2,419,393	4,950,144	498,408	7,867,945
Gross profit	3,801,991	1,481,071	2,303,991	7,587,053
General and administrative expenses	2,206,055	410,013	53,991	2,670,059
Income from operations	1,595,936	1,071,058	2,250,000	4,916,994
Other income (expense), net				(834,617)
Consolidated net income				4,082,377
Income (loss) attributable to noncontrolling interests				214,761
Net income attributable to controlling interests				$3,867,616

	Six Months Ended June 30, 2009
	Retail	Bulk	Services	Total
Revenues	$12,758,714	$12,838,209	$5,722,133	$31,319,056
Cost of revenues	4,968,514	9,936,718	2,846,276	17,751,508
Gross profit	7,790,200	2,901,491	2,875,857	13,567,548
General and administrative expenses	4,099,029	960,569	111,668	5,171,266
Income from operations	3,691,171	1,940,922	2,764,189	8,396,282
Other income (expense), net				(1,666,138)
Consolidated net income				6,730,144
Income (loss) attributable to noncontrolling interests				312,383
Net income attributable to controlling interests				$6,417,761

As of June 30, 2009:
Property plant and equipment, net	$22,107,844	$33,852,236	$1,668,061	$57,628,141
Construction in progress	5,855,951	52,772	-	5,908,723
Total assets	83,817,265	67,079,025	5,740,909	156,637,199

	Three Months Ended June 30, 2008
	Retail	Bulk	Services	Total
Revenues	$6,268,688	$7,665,685	$3,908,212	$17,842,585
Cost of revenues	2,822,460	6,737,581	3,375,369	12,935,410
Gross profit	3,446,228	928,104	532,843	4,907,175
General and administrative expenses	1,740,196	323,606	95,856	2,159,658
Income from operations	1,706,032	604,498	436,987	2,747,517
Other income (expense), net				(740,043)
Consolidated net income				2,007,474
Income (loss) attributable to noncontrolling interests				27,851
Net income attributable to controlling interests				$1,979,623

	Six Months Ended June 30, 2008
	Retail	Bulk	Services	Total
Revenues	$12,085,626	$14,582,416	$5,466,107	$32,134,149
Cost of revenues	5,373,057	12,626,271	4,691,585	22,690,913
Gross profit	6,712,569	1,956,145	774,522	9,443,236
General and administrative expenses	3,780,047	699,792	146,409	4,626,248
Income from operations	2,932,522	1,256,353	628,113	4,816,988
Other income (expense), net				(1,207,125)
Consolidated net income				3,609,863
Income (loss) attributable to noncontrolling interests				(43,632)
Net income attributable to controlling interests				$3,653,495

As of June 30, 2008:
Property plant and equipment, net	$23,512,308	$33,366,176	$1,936,493	$58,814,977
Construction in progress	3,261,747	2,583,964	-	5,845,711
Total assets	88,647,760	59,009,069	5,534,736	153,191,565

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

The following summarizes information related to the computation of basic and diluted EPS for the three and six months ended June 30, 2009 and 2008.

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net income attributable to controlling interests	$3,867,616	$1,979,623	$6,417,761	$3,653,495
Less:
Dividends declared and earnings attributable to preferred shares	(3,174)	(1,456)	(5,549)	(4,224)
Net income available to holders of common shares in the determination of basic and diluted earnings per share	$3,864,442	$1,978,167	$6,412,212	$3,649,271

Weighted average number of common shares used in the determination of basic earnings per common share	14,531,991	14,519,625	14,531,092	14,513,761
Plus:
Weighted average number of preferred shares outstanding during the period	18,150	19,934	17,760	20,419
Potential dilutive effect of unexercised options	46,529	1,112	21,181	2,333
Weighted average number of common shares used in the determination of diluted earnings per common share	14,596,670	14,540,671	14,570,033	14,536,513

5.  Impact of recent accounting pronouncements

Adoption of New Accounting Standards

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141(R), Business Combinations (“SFAS No. 141(R)”). SFAS No. 141(R) retains the fundamental acquisition method of accounting established in Statement 141; however, among other things, SFAS No. 141(R) requires recognition of assets and liabilities of noncontrolling interests acquired, fair value measurement of consideration and contingent consideration, expense recognition for transaction costs and certain integration costs, recognition of the fair value of contingencies, and adjustments to income tax expense for changes in an acquirer’s existing valuation allowances or uncertain tax positions that result from the business combination. SFAS No. 141(R) is effective for annual reporting periods beginning after December 15, 2008 and shall be applied prospectively. The adoption of SFAS No. 141(R) did not have an effect on the Company’s financial statements.

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

In June 2008, the FASB issued FASB Staff Position (“FSP”) EITF No. 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF No. 03-6-1”).  FSP EITF No. 03-6-1 clarified that all outstanding non-vested share-based payment awards that contain rights to non-forfeitable dividends are considered “participating securities,” as defined by FSP EITF No. 03-6-1, which require the two-class method of computing basic and diluted earnings per share to be applied.  FSP EITF No. 03-6-1 is effective for fiscal years beginning after December 15, 2008.  The adoption of FSP EITF No. 03-6-1 did not have a material impact on the Company’s financial statements.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS No. 165”). SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. SFAS No. 165 is effective for financial statements issued for interim periods ending after June 15, 2009 and must be applied prospectively. The Company adopted this standard as of June 30, 2009 and considered the accounting and disclosure of events occurring after the balance sheet date through the date and time the Company’s financial statements were issued on August 7, 2009. The adoption of SFAS No. 165 did not have a material impact on the Company’s results of operations or financial position.

Effect of Newly Issued But Not Yet Effective Accounting Standards

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 168”). SFAS No. 168 establishes the FASB Accounting Standards Codification (“Codification”) as the source of authoritative U.S. generally accepted accounting principles (“U.S. GAAP”) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants.  SFAS No. 168 and the Codification are effective for financial statements issued for interim and annual periods ending after September 15, 2009.  When effective, the Codification will supersede all existing non-SEC accounting and reporting standards.  All other nongrandfathered, non-SEC accounting literature not included in the Codification will become nonauthoritative.  Following SFAS No. 168, the FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts.  Instead, the FASB will issue Accounting Standards Updates, which will serve only to: (a) update the Codification; (b) provide background information about the guidance; and (c) provide the bases for conclusions on the change(s) in the Codification.  The content of the Codification will carry the same level of authority when effective.  The U.S. GAAP hierarchy will be modified to include only two levels of U.S. GAAP, authoritative and nonauthoritative.  In the FASB’s view, the Codification will not change U.S. GAAP.  The Company does not believe the adoption of SFAS No. 168 will have a material impact on its financial position or results of operations.  It will, however, change the references to specific U.S. GAAP contained within the consolidated financial statements, notes thereto and information contained in the Company’s filings with the SEC.

In June 2009, the FASB issued SFAS No. 167, Amendment to Interpretation 46(R) (“SFAS No. 167”).  SFAS No. 167 amends Interpretation 46(R) to replace the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity.  An approach that is expected to be primarily qualitative will be more effective for identifying which enterprise has a controlling financial interest in a variable interest entity.  SFAS No. 167 requires an additional reconsideration event when determining whether an entity is a variable interest entity when any changes in facts and circumstances occur such that the holders of the equity investment at risk, as a group, lose the power from voting rights or similar rights of those investments to direct the activities of the entity that most significantly impact the entity’s economic performance.  It also requires ongoing assessments of whether an enterprise is the primary beneficiary of a variable interest entity.  These requirements will provide more relevant and timely information to users of financial statements.  SFAS No. 167 amends Interpretation 46(R) to require enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity.  The enhanced disclosures are required for any enterprise that holds a variable interest in a variable interest entity.  SFAS No. 167 is effective for fiscal years beginning after November 15, 2009.  The Company is in the process of evaluating the effect, if any, the adoption of SFAS No. 167 will have on its financial statements.

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

During 2007, OC-BVI completed, for a total cost of approximately $8 million, the construction of a 700,000 U.S. gallons per day desalination plant located at Bar Bay, Tortola (the “Bar Bay plant”).  The Company provided OC-BVI with a $3.0 million loan to fund part of this plant’s construction costs, of which $2.0 million remained outstanding as of June 30, 2009. Principal on this loan is payable in quarterly installments of $125,000 with a final balloon payment of $2.0 million due on August 31, 2009 and interest on the loan is due quarterly at the rate of LIBOR plus 3.5%.  OC-BVI constructed this plant in response to what it believes is an extreme shortage of, and a pressing demand for, potable water on the eastern end of Tortola and anticipated entering into a bulk water supply agreement with the Ministry. On December 19, 2008, OC-BVI and the BVI government executed a binding term sheet (the “Bar Bay Agreement”) for the purchase of water by the BVI government from OC-BVI’s seawater desalination plant located at Bar Bay. The parties intend the Bar Bay Agreement to govern the terms of sale of water by OC-BVI to the BVI government until the parties execute a definitive contract. Under the terms of the Bar Bay Agreement, OC-BVI will deliver up to 600,000 U.S. gallons of water per day to the BVI government from the Bar Bay plant and the BVI government will be obligated to pay for this water at a specified price, as adjusted by a monthly energy factor.  Until completion of the construction of the first phase of certain additional facilities by OC-BVI, the BVI government is not obligated to purchase any minimum volumes of water from OC-BVI. After completion of this first phase the BVI government will be obligated to purchase at least 600,000 U.S. gallons of water per day from the plant.  The first phase of such facilities construction involves the installation of water pipes from the plant to a BVI government-owned reservoir site and from this site to the BVI government’s piped water distribution system. This phase must be completed within six months of the signing of the proposed definitive contract.  A second phase of construction requires OC-BVI to complete a storage reservoir on the BVI government site within twelve months of the signing of the proposed seven-year definitive contract. The proposed seven-year definitive contract is expected to include a seven-year extension option exercisable by the BVI government.  Negotiations on the definitive contract continued to be in-progress through the date of this filing.  OC-BVI began selling water from the Bar Bay plant to the BVI government during the first quarter of 2009.

The Company’s investment in and loan to OC-BVI are comprised of the following:

	June 30,	December 31,
	2009	2008
Equity investment (including profit sharing rights)	$10,957,711	$12,121,312
Loan receivable - Bar Bay plant construction	2,000,000	2,250,000
	$12,957,711	$14,371,312

Summarized statement of income information for OC-BVI is presented below:

	Three Months Ended June 30,				Six Months Ended June 30,
	2009		2008		2009		2008
Water revenues		$2,743,599		$2,868,450		$5,404,174		$5,483,581
Adjustment for revenue deferral (see Baughers Bay dispute below)		(2,578,668)		(2,834,256)		(5,177,622)		(5,414,259)

Total adjusted revenues		164,931		34,194		226,552		69,322

Gross profit (loss)		(1,026,577)		(1,072,153)		(2,114,089)		(1,956,694)

Income (loss) from operations		(1,299,713)		(1,294,479)		(2,631,250)		(2,451,985)

Net income (loss)	$	(1,325,937)	$	(1,333,185)	$	(2,685,889)	$	(2,540,117)

The Company recognized losses of $(589,022) and $(639,954) on its equity investment in OC-BVI for the three months ended June 30, 2009 and 2008, respectively, and $(1,198,021) and $(1,133,024) for the six months ended June 30, 2009 and 2008, respectively.  In addition to the Company’s loan to and equity investment in OC-BVI of $12,957,711 the Company’s recorded value of its OC-BVI management services agreement, which is reflected as an intangible asset on the Company’s consolidated balance sheet, was approximately $856,000 as of June 30, 2009.

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

In correspondence between the parties from late 1998 through early 2000, the Ministry indicated that the BVI government intended to purchase the plant but would be amenable to negotiating a new water supply agreement, and that it considered the 1990 Agreement to be in force on a monthly basis until negotiations between the BVI government and OC-BVI were concluded. Occasional discussions were held between the parties since 2000 without resolution of the matter. OC-BVI has continued to supply water to the Ministry and expended approximately $4.7 million between 1995 and 2003 to significantly expand the production capacity of the plant beyond that set forth under the 1990 Agreement.

OC-BVI submitted a proposal to the Ministry in late 2006 to continue to supply water from the Baughers Bay plant. The Ministry held discussions with OC-BVI regarding a new contract but did not formally respond to OC-BVI’s proposal. Early in 2007, the Ministry unilaterally took the position that until such time as a new agreement is reached on the ownership of the plant and the price for the water produced by the plant, the Ministry would only pay that amount of OC-BVI’s billings that the Ministry purports constitutes OC-BVI’s costs of producing the water. At its proposed interim price, the Ministry would pay only approximately 30% of the amounts billed by OC-BVI pending a new agreement. OC-BVI responded to the Ministry that the amount the Ministry proposed to pay was significantly less than OC-BVI’s production costs. Payments made by the Ministry to OC-BVI since the Ministry’s assumption of this reduced price have been sporadic.  On November 15, 2007, OC-BVI issued a demand letter to the BVI government for approximately $6.2 million representing amounts that OC-BVI claimed were due by the BVI government for water sold and delivered plus interest and legal fees. In response to OC-BVI’s demand for payment, the BVI government issued a letter dated November 19, 2007, that reasserted its claim that ownership of the Baughers Bay plant has passed to the BVI government and rejected OC-BVI’s claim for payment.  On November 22, 2007, OC-BVI’s management was informed that the BVI government had filed a lawsuit with the Eastern Caribbean Supreme Court seeking ownership and possession of the Baughers Bay plant.  OC-BVI counterclaimed that it was entitled to continued possession and operation of the Baughers Bay plant until the BVI government pays OC-BVI approximately $4.7 million, which it believes represents the value of the Baughers Bay plant at its present expanded production capacity.  OC-BVI has also taken the legal position that since the BVI government never paid the $1.42 million to purchase the Baughers Bay plant, the 1990 agreement terminated on May 31, 1999, which was eight months after the date that the Ministry provided written notice of its intention to purchase the plant.

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

The Eastern Caribbean Supreme Court held a three-day trial from July 22 through July 24, 2009 to address both the Baughers Bay ownership issue and OC-BVI’s claim for payment of amounts owed for water sold and delivered to the BVI government.  Although the Court heard considerable testimony regarding the matters in dispute, the trial was adjourned until mid-September 2009, when expert testimony concerning the cost of water production and other information will be presented to the Court.  The Court is expected to issue a preliminary ruling on these disputes in August 2009 and its final ruling at the conclusion of the trial in September or October 2009.

Consistent with the guidance set forth in U.S, Securities and Exchange Commission Staff Accounting Bulletin No. 104, “Revenue Recognition,” effective January 1, 2008, OC-BVI changed its policy for the recording of revenues from the Baughers Bay plant from the accrual to the equivalent of the cash method. All amounts billed by OC-BVI to the BVI government relating to Baughers Bay for water delivered subsequent to December 31, 2007 have been recorded as deferred revenues by OC-BVI. As a result of this adjustment to OC-BVI’s revenues, the Company has recorded losses from its equity in OC-BVI’s results of operations for all fiscal quarters subsequent to December 31, 2007.   Any cash payments made by the BVI government on Baughers Bay-related invoices are applied first by OC-BVI to the remaining balance of OC-BVI’s outstanding accounts receivable that arose from billings for periods prior to and including December 2007. As of June 30, 2009, such remaining December 31, 2007 accounts receivable balances totaled $215,648.

The Company accounts for its investment in OC-BVI in accordance with Accounting Principles Board Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.” This accounting pronouncement requires recognition of a loss on an equity investment that is other than temporary, and indicates that the fair value of an equity investment that is less than its carrying amount may indicate a loss in the value of the investment. To test for possible impairment of its investment in OC-BVI, the Company estimated its fair value as of June 30, 2009. In making this estimate, Company management calculated the expected cash flow from its investment in OC-BVI using the guidance set forth under the FASB Statement of Financial Accounting Concepts No. 7, “Using Cash Flow Information and Present Value in Accounting Measurements.” In accordance with this FASB statement the Company (i) identified various possible outcomes of the Baughers Bay dispute and negotiations for a definitive contract on the new Bar Bay plant; (ii) estimated the cash flows associated with each possible outcome, and (iii) assigned a probability to each outcome based upon discussions held to date by OC-BVI’s management with the BVI government and OC-BVI’s legal counsel. The resulting probability-weighted sum represents the expected cash flows, and the Company’s best estimate of future cash flows, to be derived from its investment in OC-BVI. The Company determined that the fair value of its investment in OC-BVI, as based upon these expected cash flows, exceeded its carrying value for its investment in OC-BVI as of June 30, 2009 and therefore no impairment loss was recognized on this investment. However, as a result of further developments, the Company could be required to record such an impairment loss at a future date.

The identification of the possible outcomes for the Baughers Bay dispute and Bar Bay negotiations, the projections of cash flows for each outcome, and the assignment of relative probabilities to each outcome all represent significant estimates made by the Company’s management. The ultimate resolution of the Baughers Bay dispute and Bar Bay definitive contract negotiations may differ significantly from management’s estimates and may result in actual cash flows from OC-BVI that vary materially from the expected cash flows used by Company management in determining OC-BVI’s fair value as of June 30, 2009.  The Ministry’s right of ownership under the 1990 Agreement could be found to be enforceable by the Court, in which case OC-BVI could lose its Baughers Bay water supply arrangement with the Ministry or may be forced to accept a water supply arrangement with the Ministry on terms less favorable to OC-BVI than the prior agreement, and if the BVI government exercises its purported right of ownership, OC-BVI could lose possession of, and its right to operate, the Baughers Bay plant. The Court could order OC-BVI to give up possession of the Baughers Bay plant without ordering the BVI government to adequately compensate OC-BVI for its additional investment in the plant.  Even if OC-BVI is able to refute the Ministry’s purported right of ownership, OC-BVI may elect to accept a new contract on less favorable terms. OC-BVI may be unsuccessful in finalizing a definitive contract for the Bar Bay plant on terms it finds acceptable.  Any of these or other possible outcomes could result in actual cash flows from the Company’s investment in OC-BVI that are significantly lower than management’s estimate.  In such case, the Company could be required to record an impairment charge to reduce the carrying value of its investment in OC-BVI. Such impairment charge would reduce the Company’s earnings and could have a material adverse impact on its results of operations and financial condition.

The Company is not able to presently determine what impact the resolution of this matter may have on its results of operations or financial condition.

7.  Consolidated Water (Bermuda) Limited

In June 2006, the Company formed a Bermuda-based affiliate, Consolidated Water (Bermuda) Limited (“CW-Bermuda”) with two other shareholders. The Company owns 40% of the equity interest and voting rights of CW-Bermuda. In January 2007, CW-Bermuda entered into a contract with the Government of Bermuda for the design, construction and sale of a 600,000 U.S. gallons per day desalination plant to be located on Tynes Bay along the northern coast of Bermuda and in March 2008 the Government of Bermuda agreed to a second phase of construction that would expand the plant’s capacity to 1.2 million U.S. gallons per day. Under the agreement, CW-Bermuda constructed the plant and will operate it for 12 months after its commissioning and sale to the Government of Bermuda. CW-Bermuda received a Certificate of Substantial Completion for Phase 1 on April 13, 2009.  The second phase is scheduled for completion by the end of 2009, pending the provision by the Bermuda government of a sufficient energy supply for the second phase.

The Company has entered into a management services agreement with CW-Bermuda for the design, construction and operation of the Tynes Bay plant, under which it receives fees for direct services, purchasing activities and proprietary technology.  The Company began earning revenues under this agreement in January 2009.

Because (i) the equity investment in CW-Bermuda is not sufficient to permit it to finance its activities without the loan from the Company; (ii) the other investors in CW-Bermuda have no obligation to absorb any significant amount of its losses should losses arise; and (iii) the Company expects economic benefits from CW-Bermuda that are significantly greater than the Company’s voting rights of 40%, CW-Bermuda constitutes a variable interest entity as defined by FIN 46(R). The Company is the primary beneficiary of CW-Bermuda and accordingly, consolidates the results of CW-Bermuda in its financial statements as required under FIN 46(R). The assets and liabilities (all of which are current) of CW-Bermuda included in the Company’s condensed consolidated balance sheet amounted to approximately $1,446,000 and $515,000, respectively, as of June 30, 2009.  The Company has not provided any guarantees related to CW-Bermuda and any creditors of CW-Bermuda do not have recourse to the general credit of Consolidated Water Co. Ltd. as a result of including CW-Bermuda in the Company’s consolidated financial statements. The results of CW-Bermuda are reflected in the Company’s services segment.

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

The identification of the possible outcomes for the Baughers Bay dispute, the projections of cash flows for each outcome, and the assignment of relative probabilities to each outcome all represent significant estimates made by us. While we have used our best judgment to identify the possible outcomes and expected cash flows for these outcomes and assign relative probabilities to each outcome, these estimates are by their nature highly subjective and are also subject to material change by our management over time based upon additional information from OC-BVI’s management and legal counsel, a change in the status of negotiations and/or OC-BVI’s litigation with the BVI government.  The ultimate resolutions of the Baughers Bay issue and the negotiations for a definitive contract for the Bar Bay plant may differ significantly from our estimates and may result in actual cash flows from OC-BVI that vary materially from the expected cash flows we use in determining OC-BVI’s fair value.  The BVI government’s right of ownership under the 1990 Agreement could be found to be enforceable by the Eastern Caribbean Supreme Court, in which case OC-BVI could lose its Baughers Bay water supply arrangement with the BVI government or may be forced to accept a water supply arrangement with the BVI government on terms less favorable to OC-BVI, and if the BVI government exercises its purported right, OC-BVI could lose possession of, and its right to operate, the Baughers Bay plant. The Court could order OC-BVI to give up possession of the Baughers Bay plant without ordering the BVI government to adequately compensate OC-BVI for its additional investment in the plant.  Even if OC-BVI is able to refute the BVI government’s purported right of ownership, OC-BVI may elect to accept a new contract on less favorable terms. OC-BVI may be unsuccessful in negotiating a definitive contract for the Bar Bay plant on terms it finds acceptable.  Any of these or other possible outcomes could result in actual cash flows from our investment in OC-BVI that are significantly lower than our estimate.  In such case, we could be required to record an impairment charge to reduce the carrying value of our investment in OC-BVI.  Such impairment charge would reduce our earnings and could have a material adverse impact on our results of operations and financial condition.

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

We assume the risk that the costs associated with constructing the plant may be greater than we anticipated in preparing our bid. However, the terms of each of the sales contracts with our customers require us to guarantee the sales price for the plant at the bid amount. Because we base our contracted sales price in part on our estimation of future construction costs, the profitability of our plant sales is dependent on our ability to estimate these costs accurately. The cost estimates we prepare in connection with the construction of plants to be sold to third parties are subject to inherent uncertainties. The cost of materials and construction may increase significantly after we submit our bid for a plant due to factors beyond our control, which could cause the gross margin for a plant to be less than we anticipated when the bid was made. The profit margin we initially expect to generate from a plant sale could be further affected by other factors, such as feed water supply and quality conditions at the plant site that differ materially from those we believed existed and relied upon when we submitted our bid.

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

Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008

Consolidated Results

Net income for the three months ended June 30, 2009 was $3,867,616 ($0.26 per share on a fully-diluted basis) as compared to $1,979,623 ($0.14 per share on a fully-diluted basis) for the three months ended June 30, 2008.  Our results for both of these periods were adversely affected by losses recorded for our equity investment in OC-BVI, as discussed below.

Total revenues for the three months ended June 30, 2009 and 2008 were $15,454,998 and $17,842,585, respectively.  The decrease in consolidated revenues from 2008 to 2009 reflects lower revenues for our bulk and services segments. Gross profit for the three months ended June 30, 2009 was $7,587,053, or 49% of total revenues, as compared to $4,907,175, or 28%, for the three months ended June 30, 2008. All three segments reported increased gross profits for 2009 as compared to 2008.  For further discussion of revenues and gross profit for the three months ended June 30, 2009, see the “Results by Segment” analysis that follows.

General and administrative (“G&A”) expenses on a consolidated basis were $2,670,059 for the three months ended June 30, 2009 as compared to $2,159,658 for same quarter of 2008. Increases in employee costs of approximately $204,000 attributable to salary increases and employee stock option costs, the provision for doubtful retail accounts of approximately $114,000 and professional fees of approximately $72,000 constituted the majority of the additional G&A expense for 2009.

Interest income decreased substantially, from approximately $318,000 in 2008 to approximately $150,000 for 2009, as a result of a reduction in the rates of interest earned on the average balances invested in interest bearing deposit accounts.

Due to OC-BVI’s inability to resolve its on-going contractual dispute with the BVI government relating to its Baughers Bay plant, we reported losses from our investment in OC-BVI for the three months ended June 30, 2009 and 2008 of approximately $(589,000) and $(640,000), respectively. See further discussion of the OC-BVI situation at “Liquidity and Capital Resources — Material Commitments, Contingencies and Expenditures — OC-BVI Contract Dispute.”

Results by Segment

Retail Segment:

The retail segment contributed $1,595,936 to our income from operations for the three months ended June 30, 2009, as compared to $1,706,032 for the three months ended June 30, 2008.

Revenues generated by our retail water operations were $6,221,384 and $6,268,688 for the three months ended June 30, 2009 and 2008, respectively.  The volume of water sold remained relatively unchanged from 2008 to 2009.  Price increases related to inflation adjustments which went into effect during the first quarter of 2009 served to offset a decrease of approximately $408,000 in revenues attributable to our pass-through billing of energy costs to our customers, as energy prices declined significantly from 2008 to 2009.

Retail segment gross profit was $3,801,991 (61% of revenues) and $3,446,228 (55% of revenues) for the three months ended June 30, 2009 and 2008, respectively.  The retail segment’s gross profit percentage in 2009 benefited from a reduction in certain operating and maintenance costs, lower energy prices and, inflation-related adjustments to base water rates made in the first quarter of 2009.

Consistent with prior periods, we record all non-direct G&A expenses in our retail business segment and do not allocate any of these non-direct costs to our other two business segments. Retail G&A expenses for the three months ended June 30, 2009 were $2,206,055, up $465,859 from the $1,740,196 in G&A expenses for the three months ended June 30, 2008.  The increase in G&A expenses for the three months ended June 30, 2009 as compared to the comparable prior year period is primarily due to increases in (i) employee costs of approximately $172,000 attributable to employee stock option expenses; (ii) professional fees of approximately $91,000; and (iii) the provision for doubtful accounts of $114,000.

Bulk Segment:

The bulk segment contributed $1,071,058 and $604,498 to our income from operations for the three months ended June 30, 2009 and 2008, respectively.

Bulk segment revenues were $6,431,215 and $7,665,685 for the three months ended June 30, 2009 and 2008, respectively. Total gallons of water sold increased by 1.5% in 2009 from 2008.  However, revenues from the bulk segment decreased from 2008 to 2009 due to a reduction in energy costs passed through to our customers, as diesel and electricity prices were significantly lower in 2009 than in 2008.

Gross profit for our bulk segment was $1,481,071 and $928,104 for the three months ended June 30, 2009 and 2008, respectively. Gross profit as a percentage of bulk revenues was 23% for the three months ended June 30, 2009 and 12% for the three months ended June 30, 2008. The improvement from 2008 to 2009 in bulk gross profit dollars and bulk gross profit as a percentage of sales is attributable to our Cayman operations and, to a lesser extent, our Bahamas operations. Our Cayman gross profits benefited from (i) the expiration of the original contract for the Red Gate plant and the elimination of approximately $137,000 in amortization expense for the intangible asset associated with this contract; and (ii) the annual inflation-related increases in base water rates that went into effect during the first quarter of 2009.  The higher gross profits for our Bahamas operations reflect improved operating efficiencies for both our Windsor and Blue Hills operations located in Nassau, New Providence. We constructed and commissioned new feed water wells and replaced the reverse osmosis membranes on two of four of our production trains at our Windsor plant effective September 2008 and replaced the reverse osmosis membranes on our other two production trains at the Windsor plant during the current quarter. These capital expenditures have improved the energy efficiency of the Windsor plant. In addition, last year we implemented an improved feed water pretreatment regime at our Blue Hills plant in Nassau which has reduced electrical power consumption at that plant. Our bulk segment gross profit percentage for 2009 also benefited from a reduction in diesel and electricity prices.

Bulk segment G&A expenses for the three months ended June 30, 2009 increased to $410,013 from $323,606 for the same period in 2008.

Services Segment:

The services segment contributed $2,250,000 and $436,987 to our income from operations for the three months ended June 30, 2009 and 2008, respectively.

Revenues from services provided in 2009 were $2,802,399 as compared to $3,908,212 in 2008. Services revenues decreased from 2008 to 2009 due to relatively lower project construction activity in 2009.

The increase in gross profit for the services segment to $2,303,991 in 2009 from $532,843 in 2008 reflects commencement during the current quarter of our management contract for the Tynes Bay, Bermuda plant and downward adjustments of our estimated costs to complete the Frank Sound and Bermuda plants.  These downward adjustments of estimated costs to complete increased the percentages of completion to date on these projects, thus we recorded a cumulative upward adjustment to construction revenues in the 2009 quarter.  Both the Frank Sound and Bermuda projects were accepted by the customers as of June 30, 2009 and any remaining construction revenues from these projects will be insignificant.

G&A expenses for the services segment were $53,991 and $95,856 for 2009 and 2008, respectively.

Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008

Consolidated Results

Net income for the six months ended June 30, 2009 was $6,417,761 ($0.44 per share on a fully-diluted basis) as compared to $3,653,495 ($0.25 per share on a fully-diluted basis) for the six months ended June 30, 2008. Our results for both of these periods were adversely affected by losses recorded for our equity investment in OC-BVI, as discussed below.

Total revenues for the six months ended June 30, 2009 and 2008 were $31,319,056 and $32,134,149, respectively.  The decrease in consolidated revenues from 2008 to 2009 primarily reflects lower revenues for our bulk segment. Gross profit for the six months ended June 30, 2009 was $13,567,548, or 43% of total revenues, as compared to $9,443,236, or 29%, for the six months ended June 30, 2008. All three segments reported increased gross profits for 2009 as compared to 2008.  For further discussion of revenues and gross profit for the six months ended June 30, 2009, see the “Results by Segment” analysis that follows.

General and administrative (“G&A”) expenses on a consolidated basis were $5,171,266 for the six months ended June 30, 2009 as compared to $4,626,248 for same period of 2008. Insurance expenses for 2009 exceeded those for 2008 by approximately $89,000 due to premium increases.  The special shareholders’ meeting held in January 2009 resulted in incremental expense of approximately $50,000, and we increased our provision for doubtful retail accounts by approximately $96,000 during 2009.

Interest income decreased substantially, from approximately $770,000 in 2008 to approximately $309,000 for 2009, as a result of a reduction in the rates of interest earned on the average balances invested in interest bearing deposit accounts.

Due to OC-BVI’s inability to resolve its on-going contractual dispute with the BVI government relating to its Baughers Bay plant, we reported losses from our investment in OC-BVI for the six months ended June 30, 2009 and 2008 of approximately $(1,198,000) and $(1,133,000), respectively. See further discussion of the OC-BVI situation at “Liquidity and Capital Resources — Material Commitments, Contingencies and Expenditures — OC-BVI Contract Dispute.”

Results by Segment

Retail Segment:

The retail segment contributed $3,691,171 to our income from operations for the six months ended June 30, 2009, as compared to $2,932,522 for the six months ended June 30, 2008.

Revenues generated by our retail water operations were $12,758,714 and $12,085,626 for the six months ended June 30, 2009 and 2008, respectively.  The volume of water sold increased by 4% in 2009 from 2008.  This increase in volume and price increases related to inflation adjustments which went into effect during the first quarter of 2009 served to offset a decrease of approximately $444,000 in revenues attributable to our pass-through billing of energy costs to our customers, as energy prices declined significantly from 2008 to 2009.

Retail segment gross profit was $7,790,200 (61% of revenues) and $6,712,569 (56% of revenues) for the six months ended June 30, 2009 and 2008, respectively.  The retail segment’s gross profit percentage in 2009 benefited from a reduction in certain operating and maintenance costs, lower energy prices and, inflation-related adjustments to base water rates made in the first quarter of 2009.

Consistent with prior periods, we record all non-direct G&A expenses in our retail business segment and do not allocate any of these non-direct costs to our other two business segments. Retail G&A expenses for the six months ended June 30, 2009 were $4,099,029, up $318,982 from the $3,780,047 in G&A expenses for the six months ended June 30, 2008. The special shareholders’ meeting held in January 2009 resulted in incremental expense of approximately $50,000, and we increased our provision for doubtful accounts by approximately $96,000 during 2009.

Bulk Segment:

The bulk segment contributed $1,940,922 and $1,256,353 to our income from operations for the six months ended June 30, 2009 and 2008, respectively.

Bulk segment revenues were $12,838,209 and $14,582,416 for the six months ended June 30, 2009 and 2008, respectively. Total gallons of water sold increased by 1.4% in 2009 from 2008.  However, revenues from the bulk segment decreased from 2008 to 2009 due to a reduction in energy costs passed through to our customers, as diesel and electricity prices were significantly lower in 2009 than in 2008.

Gross profit for our bulk segment was $2,901,491 and $1,956,145 for the six months ended June 30, 2009 and 2008, respectively. Gross profit as a percentage of bulk revenues was 23% for the six months ended June 30, 2009 and 13% for the six months ended June 30, 2008. The improvement from 2008 to 2009 in bulk gross profit dollars and bulk gross profit as a percentage of sales is attributable to our Cayman operations and, to a lesser extent, our Bahamas operations. Our Cayman gross profits benefited from (i) the expiration of the original contract for the Red Gate plant and the elimination of approximately $275,000 in amortization expense for the intangible asset associated with this contract; and (ii) the annual inflation-related increases in base water rates that went into effect during the first quarter of 2009.  The higher gross profits for our Bahamas operations reflect improved operating efficiencies for our Windsor operations located in Nassau, New Providence. We constructed and commissioned new feed water wells and replaced the reverse osmosis membranes on two of four of our production trains at our Windsor plant effective September 2008 and replaced the reverse osmosis membranes on our other two production trains at the Windsor plant during the current quarter.  These capital expenditures have improved the energy efficiency of the Windsor plant.  In addition, last year we implemented an improved feed water pretreatment regime at our Blue Hills plant in Nassau which has reduced electrical power consumption at that plant.  Our bulk segment gross profit percentage for 2009 also benefited from a reduction in diesel and electricity prices.

Bulk segment G&A expenses for the six months ended June 30, 2009 increased to $960,569 from $699,792 for the same period in 2008 primarily as a result of approximately $178,000 in penalties and interest assessed to our Belize operations during the first quarter of 2009 relating to delinquent business taxes.

Services Segment:

The services segment contributed $2,764,189 and $628,113 to our income from operations for the six months ended June 30, 2009 and 2008, respectively.

Revenues from services provided in 2009 were $5,722,133 as compared to $5,466,107 in 2008. Services revenues increased slightly from 2008 to 2009 due to fees recorded for the management contract for Bermuda.  These fees were offset by relatively lower project construction activity in 2009.

The increase in gross profit for the services segment to $2,875,857 in 2009 from $774,522 in 2008 reflects commencement during the current quarter of our management contract for the Tynes Bay, Bermuda plant and downward adjustments of our estimated costs to complete the Frank Sound and Bermuda plants.  These downward adjustments of estimated costs to complete increased the percentages of completion to date on these projects, thus we recorded a cumulative upward adjustment to construction revenues in the 2009 period.  Both the Frank Sound and Bermuda projects were accepted by the customers as of June 30, 2009 and any remaining construction revenues from these projects will be insignificant.

G&A expenses for the services segment were $111,668 and $146,409 for 2009 and 2008, respectively.

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

Cash Flows for the Six Months Ended June 30, 2009

Our cash and cash equivalents increased from $36,261,345 as of December 31, 2008 to $40,996,302 as of June 30, 2009.

Cash Flows from Operating Activities

Operating activities provided net cash for the six months ended June 30, 2009 of $8,129,814.  This cash provided reflects net income generated for the six months ended of approximately $6.4 million, as adjusted for various items which impact net income but do not impact cash during the period, such as depreciation and amortization, stock compensation, and other items.  The largest items impacting cash flows from operating activities for the six months ended June 30, 2009 were depreciation and amortization of $3.2 million and a $1.9 million decrease in accounts payable and other liabilities.

Cash Flows from Investing Activities

Our investing activities used $834,038 in net cash during the six months ended June 30, 2009.  Of the approximately $1.5 million in capital expenditures for the period, approximately $351,000 was spent on the expansion of the Governor’s Harbour plant in Grand Cayman and approximately $799,000 was spent on purchases of other plant and equipment.  We collected $691,869 on our loans receivable during the period.

Cash Flows from Financing Activities

We used $2,560,819 in net cash from our financing activities during the six months ended June 30, 2009.  We made $670,583 in scheduled payments on our bonds payable and paid dividends of $1,890,235.

Financial Position

Our total assets increased from approximately $154.7 million as of December 31, 2008 to $156.7 million as of June 30, 2009.

Current accounts receivable decreased approximately $3.3 million from December 31, 2008 to June 30, 2009 due to the payment by the Water and Sewerage Corporation of the Bahamas of previously overdue amounts during the three months ended June 30, 2009.

The decrease in the balance of costs and estimated earnings in excess of billings – construction project and the increase in loans receivable from December 31, 2008 to June 30, 2009 results from the completion and sale of the Frank Sound plant to the Water Authority-Cayman effective with its commissioning on June 4, 2009.

Borrowings Outstanding

As of June 30, 2009 we had borrowings outstanding aggregating $21,755,013 that consisted of bonds payable.

5.95% Secured Bonds

In August 2006, we issued $15,771,997 principal amount secured fixed rate bonds in a private offering and received net proceeds (excluding issuance costs and after the offering discount) of $14,445,720. These bonds bear interest at a rate of 5.95%, are repayable in quarterly principal and interest installments of $526,010 and mature in 2016.  We have the right to redeem the bonds in full at any time after August 4, 2009 at a premium of 1.5% of the outstanding principal and accrued interest on the bonds on the date of redemption. As of June 30, 2009, $12,317,216 in principal amount was outstanding on these secured bonds. Our obligations under the bonds are secured by fixed and floating charges (i) on all of our assets, including an equitable charge of all of the shares of Cayman Water, and (ii) on all of Cayman Water’s assets including its real estate. Cayman Water has also guaranteed our payment obligations under the bonds.

The trust deed for these bonds restricts our ability to enter into new borrowing agreements or any new guarantees without prior approval of the trustee and limits our capital expenditures, with the exception of capital expenditures to be incurred on certain defined projects, to $2,000,000 annually without prior approval by the trustee. The trust deed also contains financial covenants that require us to maintain a debt service coverage ratio of not less than 1.25 to 1, a ratio of long term debt to EBITDA (i.e. earnings before interest, taxes, depreciation and amortization for the 12 months preceding the ratio calculation date) not greater than 2.5 to 1 and a ratio of long term debt to equity equal to or less than 1.5 to 1. As of June 30, 2009, we were in compliance with the covenants under the trust deed.

CW-Bahamas Series A Bonds

In July 2005, CW-Bahamas sold BAH$10,000,000 Series A bonds to Bahamian citizens and permanent resident investors in The Bahamas to finance a portion of the construction cost of its Blue Hills plant. These bonds mature on June 30, 2015 and accrue interest at the annual fixed rate of 7.5%. Interest is payable quarterly. CW-Bahamas has the option to redeem the bonds in whole or in part without penalty commencing after June 30, 2008. We have guaranteed CW-Bahamas repayment obligations upon an “event of default” as defined in the guarantee agreement. If we pay any amounts pursuant to the guarantee, we will be subrogated to all rights of the bondholders in respect of any such payments.  The guarantee is a general unsecured obligation junior to our other secured obligations. As of June 30, 2009, BAH$10,000,000 of the Series A bonds was outstanding.

CW-Bahamas Credit Facility

CW-Bahamas had a credit facility with Royal Bank of Canada that consisted of a BAH$500,000 revolving working capital loan. The obligations under the credit facility were secured by the assets of CW-Bahamas. Borrowings under the working capital loan accrued interest at the Nassau Prime rate plus 1.50% per annum. As of June 30, 2009, no amounts were outstanding under this facility.  We cancelled this facility on August 1, 2009 and expect to replace it with a comparable facility with another bank in August 2009.

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

In correspondence between the parties from late 1998 through early 2000, the Ministry indicated that the BVI government intended to purchase the plant but would be amenable to negotiating a new water supply agreement, and that it considered the 1990 Agreement to be in force on a monthly basis until negotiations between the BVI government and OC-BVI were concluded. Occasional discussions were held between the parties since 2000 without resolution of the matter. OC-BVI has continued to supply water to the Ministry and expended approximately $4.7 million between 1995 and 2003 to significantly expand the production capacity of the plant beyond that contemplated in the 1990 Agreement.

OC-BVI submitted a proposal to the Ministry in late 2006 to continue to supply water from the Baughers Bay plant.  The Ministry held discussions with OC-BVI regarding a new contract but did not formally respond to OC-BVI’s proposal.  Early in 2007 the Ministry unilaterally took the position that until such time as a new agreement is reached on the ownership of the plant and the price for the water produced by the plant, the Ministry would only pay that amount of OC-BVI’s billings that the Ministry purports constitutes OC-BVI’s costs of producing the water. OC-BVI responded to the Ministry that the amount the Ministry proposed to pay was significantly less than OC-BVI’s production costs. Payments made by the Ministry to OC-BVI since the Ministry’s assumption of this reduced price have been sporadic.  On November 15, 2007, OC-BVI issued a demand letter to the BVI government for approximately $6.2 million representing amounts that OC-BVI claimed were due by the BVI government for water sold and delivered plus interest and legal fees. In response to OC-BVI’s demand for payment, the BVI government issued a letter dated November 19, 2007 that reasserted its claim that ownership of the Baughers Bay plant has passed to the BVI government and rejected OC-BVI’s claim for payment.  On November 22, 2007, OC-BVI’s management was informed that the BVI government had filed a lawsuit with the Eastern Caribbean Supreme Court seeking ownership of the Baughers Bay plant.  OC-BVI counterclaimed that it was entitled to continued possession and operation of the Baughers Bay plant until the BVI government pays OC-BVI approximately $4.7 million, which it believes represents the value of the Baughers Bay plant at its present expanded production capacity. OC-BVI has also taken the legal position that since the BVI government never paid the $1.42 million to purchase the Baughers Bay plant, the 1990 agreement terminated on May 31, 1999, which was eight months after the date that the Ministry provided written notice of its intention to purchase the plant.

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

The Eastern Caribbean Supreme Court held a three-day trial from July 22 through July 24, 2009 to address both the Baughers Bay ownership issue and OC-BVI’s claim for payment of amounts owed for water sold and delivered to the BVI government.  Although the Court heard considerable testimony regarding the matters in dispute, the trial was adjourned until mid-September, when expert testimony concerning the cost of water production and other information will be presented to the Court.  The Court is expected to issue a preliminary ruling on these disputes in August 2009 and its final ruling at the conclusion of the trial in September or October 2009.

During 2007, OC-BVI completed, for a total cost of approximately $8 million, the construction of a 700,000 U.S. gallons per day desalination plant located at Bar Bay, Tortola (the “Bar Bay plant”). We provided OC-BVI with a $3.0 million loan to fund part of this plant’s construction costs, of which $2.0 million remained outstanding as of June 30, 2009.  Principal on this loan is payable in quarterly installments of $125,000 with a final balloon payment of $2.0 million due on August 31, 2009 and interest on the loan is due quarterly at the rate of LIBOR plus 3.5%. OC-BVI constructed this plant in response to what it believes is an extreme shortage of, and a pressing demand for, potable water on the eastern end of Tortola and anticipated entering into a bulk water supply agreement with the Ministry. On December 19, 2008, OC-BVI and the BVI government executed a binding term sheet (the “Bar Bay Agreement”) for the purchase of water by the BVI government from OC-BVI’s seawater desalination plant located at Bar Bay. The parties intend the Bar Bay Agreement to govern the terms of sale of water by OC-BVI to the BVI government until the parties execute a definitive contract. Under the terms of the Bar Bay Agreement, OC-BVI will deliver up to 600,000 U.S. gallons of water per day to the BVI government from the Bar Bay plant and the BVI government will be obligated to pay for this water at a specified price as adjusted by a monthly energy factor. Until completion of the construction of the first phase of certain additional facilities by OC-BVI, the BVI government is not obligated to purchase any minimum volumes of water from OC-BVI. After completion of this first phase the BVI government will be obligated to purchase at least 600,000 gallons of water per day from the plant. The first phase of such facilities construction involves the installation of water pipes from the plant to a BVI government-owned reservoir site and from this site to the BVI government’s piped water distribution system. This phase must be completed within six months of the signing of the proposed definitive contract.  A second phase of construction requires OC-BVI to complete a storage reservoir on the BVI government site within twelve months of the signing of the proposed seven-year definitive contract. The proposed seven-year definitive contract is expected to include a seven-year extension option exercisable by the BVI government.  Negotiations on the definitive contract continued to be in-progress through the date of this filing.  OC-BVI began selling water from the Bar Bay plant to the BVI government during the first quarter of 2009.

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

OC-BVI’s Board of Directors continues to believe that OC-BVI is contractually entitled to full payment of all amounts billed to date for water supplied to the BVI government and that OC-BVI will ultimately collect all amounts billed. However, the lack of progress with respect to the resolution of the dispute and the initiation of legal proceedings by OC-BVI to collect the accounts receivable balances indicate that, with respect to revenues from its Baughers Bay plant, OC-BVI cannot clearly meet all of the revenue recognition criteria set forth in SAB No. 104. Accordingly, effective January 1, 2008, OC-BVI changed its policy for the recording of its revenues from the Baughers Bay plant from the accrual to the equivalent of the cash method. As a result of this adjustment to OC-BVI’s revenues, we have recorded losses from our equity in OC-BVI’s results of operations of for all fiscal quarters subsequent to December 31, 2007.  Any cash payments made by the BVI government on Baughers Bay related invoices are applied first by OC-BVI to the remaining balance of outstanding accounts receivable that arose from billings for periods prior to and including December 2007. As of June 30, 2009, such remaining December 31, 2007 accounts receivable balances totaled $215,648.

We account for our investment in OC-BVI in accordance with Accounting Principles Board Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.” This accounting pronouncement requires recognition of a loss on an equity investment that is other than temporary, and indicates that a current fair value of an equity investment that is less than its carrying amount may indicate a loss in the value of the investment. To test for possible impairment of our investment in OC-BVI, we estimated its fair value as of June 30, 2009. In making this estimate, we calculated the expected cash flows from our investment in OC-BVI using the guidance set forth under the FASB Statement of Financial Accounting Concepts No. 7, “Using Cash Flow Information and Present Value in Accounting Measurements.” In accordance with this FASB statement we (i) identified various possible outcomes of the Baughers Bay dispute and negotiations for a definitive contract on the new Bar Bay plant; (ii) estimated the cash flows associated with each possible outcome, and (iii) assigned a probability to each outcome based upon discussions held to date by OC-BVI’s management with the BVI government and OC-BVI’s legal counsel. The resulting probability-weighted sum represents the expected cash flows, and our best estimate of future cash flows, to be derived from our investment in OC-BVI. We determined that the fair value of our investment in OC-BVI, as based upon these expected cash flows, exceeded our carrying value for its investment in OC-BVI as of June 30, 2009 and therefore no impairment loss was required to be recognized on this investment. However, as a result of further developments, we could be required record such an impairment loss in the future.

The identification of the possible outcomes for the Baughers Bay dispute and Bar Bay definitive contract negotiations, the projections of cash flows for each outcome, and the assignment of relative probabilities to each outcome all represent significant estimates made by us. The ultimate resolution of the Baughers Bay dispute and Bar Bay definitive contract negotiations may differ significantly from our estimates and may result in actual cash flows from OC-BVI that vary materially from the expected cash flows we used in determining OC-BVI’s fair value as of June 30, 2009. The Ministry’s right of ownership under the 1990 Agreement could be found to be enforceable by the Court, in which case OC-BVI could lose its water supply arrangement with the Ministry or may be forced to accept a water supply arrangement with the Ministry on terms less favorable to OC-BVI, and if the BVI government exercises its purported right, OC-BVI could lose possession of, and its right to operate, the Baughers Bay plant. The Court could order OC-BVI to give up possession of the Baughers Bay plant without ordering the BVI government to adequately compensate OC-BVI for its additional investment in the plant.  Even if OC-BVI is able to refute the Ministry’s purported right of ownership, OC-BVI may elect to accept a new contract on less favorable terms. OC-BVI may be unsuccessful in negotiating a definitive contract for the Bar Bay plant on terms it finds acceptable. Any of these or other possible outcomes could result in actual cash flows from our investment in OC-BVI that are significantly lower than our estimate as of June 30, 2009. In such case, we could be required to record a material impairment charge to reduce the carrying value of our investment in OC-BVI. Such impairment charge could have a material adverse impact on our results of operations and financial condition.

CW-Bahamas Liquidity

Since early 2008, CW-Bahamas has experienced significant delays in the receipt of payments on its outstanding accounts receivable from the Water and Sewerage Corporation of the Bahamas (the “WSC”).  As of June 30, 2009, CW-Bahamas was due approximately $4.7 million from the WSC.

We have met with representatives of the WSC and Bahamas government (most recently on May 1, 2009) to inquire as to the reasons for the delinquency in their accounts receivables payments.  We have been informed by government representatives of WSC and the Bahamas that (i) the WSC’s payment delinquencies are due to operating issues within the WSC; (ii) that such delinquencies do not reflect any type of dispute with CW-Bahamas with respect to the amounts owed; and (iii) the amounts will ultimately be paid in full.  During the three months ended June 30, 2009, CW-Bahamas received $8.7 million in payments on its receivables from the WSC and CW-Bahamas’ accounts receivable from the WSC were approximately $4.7 million as of June 30, 2009.  We believe that the accounts receivable from the WSC are fully collectible and therefore have not provided any allowance for possible non-payment of these receivables as of June 30, 2009.  However, we have been informed by these representatives that the WSC expects to continue to be in arrears on its payments to CW-Bahamas for the remainder of 2009.

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

CW-Belize Liquidity

In January 2009, we were informed by officials of Belize Water Services Ltd. (“BWSL”) of potential financial difficulties at BWSL, which is CW-Belize’s sole customer.  Although BWSL was current with respect to its payments to CW-Belize as of June 30, 2009, such difficulties could affect the amount and timing of BWSL’s payments for water supplied by CW-Belize in the future. We are presently unable to determine what impact BWSL’s current financial condition will have on CW-Belize’s results of operations, financial position or cash flows.

By Statutory Instrument No. 81 of 2009, the Minister of Public Utilities of the government of Belize published an order, the Public Utility Provider Class Declaration Order, 2009 (the “Order”), which as of May 1, 2009 designated CW-Belize as public utility provider under the laws of Belize.  With this designation, the Public Utilities Commission of Belize (the “PUC”) has the authority to set the rates charged by CW-Belize and to otherwise regulate its activities.  We are presently unable to determine what impact the PUC’s future regulation of CW-Belize will have its results of operations, financial position or cash flows.

Dividends

On January 31, 2009, we paid a dividend of $0.065 to shareholders of record on January 1, 2009.

On April 30, 2009, we paid a dividend of $0.065 to shareholders of record on April 1, 2009.

On July 31, 2009, we paid a dividend of $0.065 to shareholders of record on July 1, 2009.

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

The British Virgin Islands government has asserted a purported right of ownership of OC-BVI’s Baughers Bay plant. If this right is found to be enforceable and is exercised by the government, OC-BVI will lose possession of, and its right to operate, the Baughers Bay plant.

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

On November 15, 2007, OC-BVI issued a demand letter to the BVI government for approximately $6.2 million representing amounts that OC-BVI claimed were due by the BVI government for water sold and delivered plus interest and legal fees.  In response to OC-BVI’s demand for payment, the BVI government issued a letter dated November 19, 2007 that reasserted its claim that ownership of the Baughers Bay plant has passed to the BVI government and rejected OC-BVI’s claim for payment.  On November 22, 2007, OC-BVI’s management was informed that the BVI government had filed a lawsuit with the Eastern Caribbean Supreme Court seeking ownership and possession of the Baughers Bay plant.  OC-BVI counterclaimed that it was entitled to continued possession and operation of the Baughers Bay plant until the BVI government pays OC-BVI approximately $4.7 million, which it believes represents the value of the Baughers Bay plant at its present expanded production capacity.  OC-BVI has also taken the legal position that since the BVI government never paid the $1.42 million to purchase the Baughers Bay plant, the 1990 agreement terminated on May 31, 1999, which was eight months after the date that the Ministry provided written notice of its intention to purchase the plant.

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

The Eastern Caribbean Supreme Court held a three-day trial from July 22 through July 24, 2009 to address both the Baughers Bay ownership issue and OC-BVI’s claim for payment of amounts owed for water sold and delivered to the BVI government.  Although the Court heard considerable testimony regarding the matters in dispute, the trial was adjourned until mid-September, when expert testimony concerning the cost of water production and other information will be presented to the Court.  The Court is expected to issue a preliminary ruling on these disputes in August 2009 and its final ruling at the conclusion of the trial in September or October 2009.

Due to the on-going dispute and the lack of payments on OC-BVI’s accounts receivable balances by the BVI government, effective January 1, 2008, we changed our policy for the recording of our equity in the financial results of OC-BVI to reflect our equity in OC-BVI’s results as if revenues were recognized by this affiliate under the equivalent of the cash, rather than accrual, method. As a result of this accounting change, we have recorded losses from our equity investment in OC-BVI for all quarters subsequent to December 31, 2007.  As of June 30, 2009, our loan to, and equity investment in, OC-BVI totaled approximately $13.0 million and the recorded value of our management services agreement, which is reflected on our balance sheet as an intangible asset, was approximately $856,000.

If the BVI government’s right of ownership under the 1990 Agreement is found to be enforceable, OC-BVI may lose its Baughers Bay water supply arrangement or be forced to accept a water supply arrangement on less favorable terms, and if the BVI government exercises its purported right, OC-BVI could lose possession of, and its right to operate, the Baughers Bay plant.  The Court could order OC-BVI to give up possession of the Baughers Bay plant without ordering the BVI government to adequately compensate OC-BVI for its additional investment in the plant.  In any of these cases, the value of our OC-BVI-related assets would decline, and we could be required to record impairment charges to reduce the carrying values of these assets.  Such impairment charges would reduce our earnings and could have a significant adverse impact on our results of operations, financial condition and cash flows.

If OC-BVI does not obtain a definitive contract with the BVI government to sell water to be produced at its Bar Bay plant, it may not be able to recover the cost of its investment in the plant, which could adversely affect its operations and in turn decrease the value of our investment in OC-BVI.

OC-BVI has constructed a new desalination plant located on Bar Bay, Tortola, in the British Virgin Islands. The total cost for this plant is approximately $8.0 million. We have a loan receivable outstanding from OC-BVI of $2.0 million for the construction of this plant as of December 31, 2008. OC-BVI constructed this plant in response to what it believes is an extreme shortage of, and a pressing demand for, potable water on the eastern end of Tortola and in anticipation of entering into a bulk water supply agreement with the British Virgin Islands government. In December 2008, OC-BVI executed a binding term sheet with the BVI government for the sale of water from the Bar Bay plant; however the agreement between the parties remains subject to the execution of definitive contract between the parties. If such a definitive contract is ultimately not obtained, or is not obtained on sufficiently favorable terms, OC-BVI may not be able to recover the cost of its investment in this plant, in which case we may be required to record an impairment charge to reduce the carrying value of our loan to OC-BVI and our investment in OC-BVI. Such an impairment charge would reduce our earnings and could have a significant adverse impact on our results of operations and financial condition.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended June 30, 2009, we issued 253 common shares to one of our executive officers under the terms of their executive compensation agreements. The issuance of the shares was exempt from registration under Section 4(2) of the Securities Act of 1933 because the executive officers have knowledge of all material information relating to us.

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

Date: August 7, 2009