Form 10-Q
period 2009-09-30
CONSOLIDATED WATER CO LTD
filed 2009-11-09
CIK 928340

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

As of November 3, 2009, 14,541,878 shares of the registrant’s common stock, with US$0.60 par value, were outstanding.

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

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED WATER CO. LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
	September 30,	December 31,
	2009	2008
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$41,235,590	$36,261,345
Accounts receivable, net	11,574,653	13,911,312
Inventory	1,592,494	1,617,484
Prepaid expenses and other current assets	2,259,869	1,444,445
Current portion of loans receivable	1,241,174	768,803
Total current assets	57,903,780	54,003,389

Property, plant and equipment, net	56,313,495	58,937,980
Construction in progress	6,251,775	6,157,958
Costs and estimated earnings in excess of billings - construction project	386,707	7,377,554
Inventory non-current	3,585,856	2,971,949
Loans receivable	11,216,982	1,560,420
Investment in and loan to affiliate	12,120,482	14,371,312
Intangible assets, net	1,956,742	2,144,162
Goodwill	3,587,754	3,587,754
Other assets	3,373,586	3,544,096
Total assets	$156,697,159	$154,656,574
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and other current liabilities	$5,751,299	$7,310,327
Dividends payable	1,152,412	1,006,414
Current portion of long term debt	1,298,484	1,229,071
Total current liabilities	8,202,195	9,545,812
Long term debt	20,146,542	21,129,269
Other liabilities	508,280	430,717
Total liabilities	28,857,017	31,105,798
Stockholders’ equity
Controlling interests:
Redeemable preferred stock, $0.60 par value. Authorized 200,000 shares; issued and outstanding 17,233 and 17,366 shares, respectively	10,340	10,420
Class A common stock, $0.60 par value. Authorized 24,655,000 shares; issued and outstanding 14,537,950 and 14,529,360 shares, respectively	8,722,770	8,717,616
Class B common stock, $0.60 par value. Authorized 145,000 shares; none issued or outstanding	-	-
Additional paid-in capital	80,874,934	80,461,942
Retained earnings	36,434,034	32,340,077
	126,042,078	121,530,055
Noncontrolling interests	1,798,064	2,020,721
Total stockholders’ equity	127,840,142	123,550,776
Total liabilities and stockholders’ equity	$156,697,159	$154,656,574

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONSOLIDATED WATER CO. LTD.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Retail water revenues	$5,659,390	$5,833,347	$18,418,103	$17,855,530
Bulk water revenues	6,687,836	8,002,586	19,526,044	22,648,443
Services revenues	1,178,833	3,368,660	6,900,965	8,834,766

Total revenues	13,526,059	17,204,593	44,845,112	49,338,739

Cost of retail revenues	2,421,740	2,862,070	7,390,251	8,209,513
Cost of bulk revenues	5,302,535	6,968,547	15,239,258	19,620,430
Cost of services revenues	765,716	2,748,715	3,611,992	7,440,300

Total cost of revenues	8,489,991	12,579,332	26,241,501	35,270,243

Gross profit	5,036,068	4,625,261	18,603,611	14,068,496

General and administrative expenses	2,671,169	2,128,654	7,842,434	6,754,902

Income from operations	2,364,899	2,496,607	10,761,177	7,313,594

Other income (expense):
Interest income	311,990	326,880	620,663	1,097,120
Interest expense	(417,316)	(436,077)	(1,287,369)	(1,325,184)
Other income	50,337	32,767	143,600	77,534
Equity in earnings (loss) of affiliate	(1,582,248)	(639,546)	(2,780,270)	(1,772,570)

Other income (expense), net	(1,637,237)	(715,976)	(3,303,376)	(1,923,100)

Consolidated net income	727,662	1,780,631	7,457,801	5,390,494

Income (loss) attributable to non-controlling interests	69,762	614	382,144	(43,019)

Net income attributable to controlling interests	$657,900	$1,780,017	$7,075,657	$5,433,513

Basic earnings per common share	$0.05	$0.12	$0.49	$0.37
Diluted earnings per common share	$0.05	$0.12	$0.49	$0.37
Dividends declared per common share	$0.075	$0.065	$0.205	$0.195

Weighted average number of common shares used in the determination of:

Basic earnings per share	14,537,041	14,523,016	14,533,097	14,516,869

Diluted earnings per share	14,611,601	14,543,485	14,583,250	14,538,785

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONSOLIDATED WATER CO. LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2009	2008
Net cash flows provided by operating activities	$10,022,016	$3,424,074
Cash flows provided by (used in) investing activities
Purchases of property, plant and equipment, and construction in progress	(2,326,401)	(5,144,540)
Collections on loans receivable	1,117,357	1,096,202
Net cash used in investing activities	(1,209,044)	(4,048,338)

Cash flows provided by (used in) financing activities
Dividends paid	(2,835,702)	(2,757,307)
Proceeds from issuance of preferred stock	10,350	-
Principal repayments of long term debt	(1,013,375)	(955,256)
Net cash used in financing activities	(3,838,727)	(3,712,563)
Net increase (decrease) in cash and cash equivalents	4,974,245	(4,336,827)
Cash and cash equivalents at beginning of period	36,261,345	38,529,383
Cash and cash equivalents at end of period	$41,235,590	$34,192,556
Interest paid in cash	$1,127,156	$1,185,303
Non-cash investing and financing activities
Conversion of 5,784 (2008: 5,451) redeemable preferred shares into 5,784 (2008: 5,451) ordinary shares	$3,470	$3,271
Issuance of 2,806 (2008: 11,197) ordinary shares to executive management for services rendered	$38,750	$279,795
Issuance of 4,197 (2008: 1,774) preferred shares for services rendered	73,660	30,158
Dividends declared but not paid	$1,091,587	$945,200
Loan receivable issued for plant facility sold	$10,996,290	$-
Conversion of accounts receivable due from affiliate into loan receivable	$800,000	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

  CONSOLIDATED WATER CO. LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.  Basis of presentation

The accompanying condensed consolidated financial statements of Consolidated Water Co. Ltd. (the “Company”) include the accounts of the Company’s (i) wholly-owned subsidiaries, Aquilex, Inc., Cayman Water Company Limited (“Cayman Water”), Consolidated Water (Belize) Limited (“CW-Belize”), Ocean Conversion (Cayman) Limited (“OC-Cayman”), DesalCo Limited (“DesalCo”); (ii) majority-owned subsidiary Consolidated Water (Bahamas) Ltd. (“CW-Bahamas”); and (iii) affiliate, Consolidated Water (Bermuda) Limited (“CW-Bermuda”), which is consolidated because the Company is its primary financial beneficiary. The Company’s investment in its affiliate, Ocean Conversion (BVI) Ltd. (“OC-BVI”), is accounted for using the equity method of accounting. All significant intercompany balances and transactions have been eliminated in consolidation.

The accompanying condensed consolidated balance sheet as of September 30, 2009 and the condensed consolidated statements of income for the three and nine months ended and cash flows for the nine months ended September 30, 2009 and 2008 are unaudited. These consolidated condensed financial statements reflect all adjustments (which are of a normal recurring nature) that, in the opinion of management, are necessary to fairly present the Company’s financial position, results of operations and cash flows as of and for the periods presented. The results of operations for these interim periods are not necessarily indicative of the operating results for future periods, including the fiscal year ending December 31, 2009.

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

	Three Months Ended	Nine Months Ended
	September 30, 2008	September 30, 2008
Revenues, as previously reported	$15,221,783	$43,995,359
Reclassification of energy recovery	1,982,810	5,343,380
Revenues, as adjusted	$17,204,593	$49,338,739

	Three Months Ended	Nine Months Ended
	September 30, 2008	September 30, 2008
Cost of revenues, as previously reported	$10,596,522	$29,926,863
Reclassification of energy recovery	1,982,810	5,343,380
Cost of revenues, as adjusted	$12,579,332	$35,270,243

These reclassifications had no effect upon the previously reported amounts of gross profit or net income.

Certain other immaterial amounts presented in the 2008 financial statements included in the Form 10-Q for the quarterly period ended September 30, 2008 have been reclassified to conform to the presentation used for these amounts in the 2009 financial statements.

2.  Stock-based compensation

The Company issues stock under incentive plans that form part of employees’ and non-executive directors’ remuneration. The Company also grants options to purchase common shares as part of remuneration for certain long-serving employees.

Stock-based compensation totaled $95,687 and $87,258 for the three months ended September 30, 2009 and 2008, respectively, and $330,393 and $276,105 for the nine months ended September 30, 2009 and 2008, respectively and is included in general and administrative expenses in the condensed consolidated statements of income.

In March 2009, the Company granted options to purchase 101,697 ordinary shares to certain employees under its 2008 Equity Incentive Plan.  The March 2009 options began vesting on March 19, 2009 and vest in three equal tranches on March 19, 2010, 2011 and 2012.  All of these 101,697 options expire three years from the respective vesting date of each tranche.

In June 2009, the Company granted options to purchase 3,670 ordinary shares to certain employees under its 2001 Employee Share Option Plan.  The June 2009 options vest on June 29, 2013. All of these 3,670 options expire thirty days from the vesting date.

In June 2009, the Company granted options to purchase 4,197 preference shares to certain employees under its Employee Share Incentive Plan.  The June 2009 options began vesting on June 14, 2009 and expire thirty days from the vesting date.

The Company estimates the fair value of the stock options granted and rights to acquire stock using the Black-Scholes option pricing model which requires the Company to make a number of estimates and assumptions including forfeiture rate, volatility and expected life. The Company does not expect any forfeitures and therefore expects to recognize the full compensation costs for these equity awards. The Company calculated expected volatility based primarily upon the historical volatility of the Company’s common stock.

The expected life of options granted represents the period of time that options granted are expected to be outstanding, which incorporates the contractual terms, grant vesting schedules and terms and expected employee behaviors. As the Company has so far only awarded what the SEC has defined as “plain vanilla options”, the Company uses the “simplified method” allowed by the SEC for determining the expected life of the options granted.

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

A summary of stock option activity under the Company’s share-based compensation plans for the nine months ended September 30, 2009 is presented in the following table:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual Life	Intrinsic
	Options	Exercise Price	(Years)	Value (1)
Outstanding as of beginning of period	118,115	$28.30	3.66	$-
Granted	109,564	8.20	4.27
Exercised	(1,118)	9.22
Forfeited and expired	(3,079)	9.22
Outstanding as of September 30, 2009	223,482	$18.80	3.63	$861,012
Exercisable as of September 30, 2009	42,315	$27.39	1.83	$-

(1)
The intrinsic value of a stock option represents the amount by which the fair value of the underlying stock, measured by reference to the closing price of the ordinary shares of $16.33 in the NASDAQ Global Select Market on September 30, 2009, exceeds the exercise price of the option.

As of September 30, 2009, 181,167 non-vested options and 42,315 vested options were outstanding, with weighted average exercise prices of $18.80 and $27.39, respectively, and average remaining contractual lives of 3.63 years and 1.83 years, respectively.  The total remaining unrecognized compensation costs related to unvested stock-based arrangements were $276,173 as of September 30, 2009 and are expected to be recognized over a weighted average period of 4.05 years.

As of September 30, 2009, unrecognized compensation costs relating to convertible preference shares outstanding were $104,752, and are expected to be recognized over a weighted average period of 1.30 years.

3.  Segment information

The Company considers its (i) operations to supply water to retail customers, (ii) operations to supply water to bulk customers, and (iii) providing of engineering, management and construction services, as separate business segments. Financial information for each of these segments is as follows:

	Three Months Ended September 30, 2009
	Retail	Bulk	Services	Total
Revenues	$5,659,390	$6,687,836	$1,178,833	$13,526,059
Cost of revenues	2,421,740	5,302,535	765,716	8,489,991
Gross profit	3,237,650	1,385,301	413,117	5,036,068
General and administrative expenses	2,166,765	451,860	52,544	2,671,169
Income from operations	1,070,885	933,441	360,573	2,364,899
Other income (expense), net				(1,637,237)
Consolidated net income				727,662
Income (loss) attributable to noncontrolling interests				69,762
Net income attributable to controlling interests				$657,900

	Nine Months Ended September 30, 2009
	Retail	Bulk	Services	Total
Revenues	$18,418,103	$19,526,044	$6,900,965	$44,845,112
Cost of revenues	7,390,251	15,239,258	3,611,992	26,241,501
Gross profit	11,027,852	4,286,786	3,288,973	18,603,611
General and administrative expenses	6,265,793	1,412,430	164,211	7,842,434
Income from operations	4,762,059	2,874,356	3,124,762	10,761,177
Other income (expense), net				(3,303,376)
Consolidated net income				7,457,801
Income (loss) attributable to noncontrolling interests				382,144
Net income attributable to controlling interests				$7,075,657

As of September 30, 2009:
Property plant and equipment, net	$21,973,112	$32,886,407	$1,453,976	$56,313,495
Construction in progress	6,206,443	45,332	-	6,251,775
Total assets	83,640,898	64,287,265	8,768,996	156,697,159

	Three Months Ended September 30, 2008
	Retail	Bulk	Services	Total
Revenues	$5,833,347	$8,002,586	$3,368,660	$17,204,593
Cost of revenues	2,862,070	6,968,547	2,748,715	12,579,332
Gross profit	2,971,277	1,034,039	619,945	4,625,261
General and administrative expenses	1,704,207	353,355	71,092	2,128,654
Income from operations	1,267,070	680,684	548,853	2,496,607
Other income (expense), net				(715,976)
Consolidated net income				1,780,631
Income (loss) attributable to noncontrolling interests				614
Net income attributable to controlling interests				$1,780,017

	Nine Months Ended September 30, 2008
	Retail	Bulk	Services	Total
Revenues	$17,855,530	$22,648,443	$8,834,766	$49,338,739
Cost of revenues	8,209,513	19,620,430	7,440,300	35,270,243
Gross profit	9,646,017	3,028,013	1,394,466	14,068,496
General and administrative expenses	5,482,742	1,054,660	217,500	6,754,902
Income from operations	4,163,275	1,973,353	1,176,966	7,313,594
Other income (expense), net				(1,923,100)
Consolidated net income				5,390,494
Income (loss) attributable to noncontrolling interests				(43,019)
Net income attributable to controlling interests				$5,433,513

As of September 30, 2008:
Property plant and equipment, net	$22,830,904	$34,296,185	$1,868,460	$58,995,549
Construction in progress	4,120,195	2,012,533	-	6,132,728
Total assets	85,233,947	62,789,077	6,013,658	154,036,682

4.  Earnings per share

Basic earnings per common share (“EPS”) is calculated by dividing net income attributable to controlling interests by the weighted average number of common shares outstanding during the period. The computation of diluted EPS assumes the issuance of common shares for all dilutive-potential common shares outstanding during the reporting period. The dilutive effect of stock options is considered in diluted EPS calculations using the treasury stock method.

The following summarizes information related to the computation of basic and diluted EPS for the three and nine months ended September 30, 2009 and 2008.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net income attributable to controlling interests	$657,900	$1,780,017	$7,075,657	$5,433,513
Less:
Dividends declared and earnings attributable to preferred shares	(1,202)	(1,175)	(4,387)	(4,613)
Net income available to holders of common shares in the determination of basic and diluted earnings per share	$656,698	$1,778,842	$7,071,270	$5,428,900

Weighted average number of common shares used in the determination of basic earnings per common share	14,537,041	14,523,016	14,533,097	14,516,869
Plus:
Weighted average number of preferred shares outstanding during the period	17,914	18,320	17,812	19,714
Potential dilutive effect of unexercised options	56,646	2,149	32,341	2,202
Weighted average number of common shares used in the determination of diluted earnings per common share	14,611,601	14,543,485	14,583,250	14,538,785

5.  Impact of recent accounting pronouncements

Adoption of New Accounting Standards

In June 2009, the Company adopted The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. This standard established the FASB Accounting Standards Codification (“Codification”) as the source of authoritative U.S. generally accepted accounting principles (“U.S. GAAP”) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants.  The Codification became effective for financial statements issued for interim and annual periods ending after September 15, 2009.  The Codification supersedes all existing non-SEC accounting and reporting standards.  All other nongrandfathered, non-SEC accounting literature not included in the Codification became nonauthoritative.  As a result of this standard, the FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts.  Instead, the FASB will issue Accounting Standards Updates, which will serve only to: (a) update the Codification; (b) provide background information about the guidance; and (c) provide the bases for conclusions on the change(s) in the Codification.  The U.S. GAAP hierarchy has been modified to include only two levels of U.S. GAAP, authoritative and nonauthoritative.  In the FASB’s view, the Codification does not change U.S. GAAP.  The adoption of this standard did not have a material impact on the Company’s financial position or results of operations.  The Codification did, however, result in the elimination of the references to specific U.S. GAAP contained within the consolidated financial statements, notes thereto and information included in the Company’s previous filings with the SEC.

Effect of Newly Issued But Not Yet Effective Accounting Standards

In June 2009, the FASB issued SFAS No. 167, Amendment to Interpretation 46(R) (“SFAS No. 167”), which has not yet been integrated into the Codification.  SFAS No. 167 amends the consolidation guidance applicable to variable interest entities to replace the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity.  An approach that is expected to be primarily qualitative will be more effective for identifying which enterprise has a controlling financial interest in a variable interest entity.  SFAS No. 167 requires an additional reconsideration event when determining whether an entity is a variable interest entity when any changes in facts and circumstances occur such that the holders of the equity investment at risk, as a group, lose the power from voting rights or similar rights of those investments to direct the activities of the entity that most significantly impact the entity’s economic performance.  It also requires ongoing assessments of whether an enterprise is the primary beneficiary of a variable interest entity.  These requirements will provide more relevant and timely information to users of financial statements.  SFAS No. 167 amends the consolidation guidance applicable to variable interest entities to require enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity.  The enhanced disclosures are required for any enterprise that holds a variable interest in a variable interest entity.  SFAS No. 167 is effective for fiscal years beginning after November 15, 2009.  The Company is in the process of evaluating the effect, if any, the adoption of SFAS No. 167 will have on its financial statements.

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

OC-BVI’s sole customer is the Ministry of Communications and Works of the Government of the British Virgin Islands (the “Ministry”). Through December 31, 2008, substantially all of the water sold to the Ministry was produced by a desalination plant located at Baughers Bay, Tortola (the “Baughers Bay plant”), which has a capacity of 1.7 million U.S. gallons per day.

During 2007, OC-BVI completed, for a total cost of approximately $8.2 million, the construction of a 700,000 U.S. gallons per day desalination plant located at Bar Bay, Tortola (the “Bar Bay plant”).  The Company provided OC-BVI with a $3.0 million loan to fund part of this plant’s construction costs, of which $2.0 million remained outstanding as of June 30, 2009. Principal on this loan was payable in quarterly installments of $125,000 with a final balloon payment of $2.0 million due on August 31, 2009 and interest on the loan was due quarterly at the rate of LIBOR plus 3.5%.  On August 20, 2009, the Company and OC-BVI amended the terms of this loan, increasing its balance to $2,800,000 by converting $800,000 in trade receivables due to the Company from OC-BVI.   Under the terms of this amendment, the interest rate on the loan was increased to the rate of LIBOR plus 5.5% and the maturity date for the final balloon payment extended to August 31, 2011.

On December 19, 2008, OC-BVI and the BVI government executed a binding term sheet (the “Bar Bay Agreement”) for the purchase of water by the BVI government from OC-BVI’s Bar Bay plant. The parties intend the Bar Bay Agreement to govern the terms of sale of water by OC-BVI to the BVI government until the parties execute a definitive contract. Under the terms of the Bar Bay Agreement, OC-BVI will deliver up to 600,000 U.S. gallons of water per day to the BVI government from the Bar Bay plant and the BVI government will be obligated to pay for this water at a specified price, as adjusted by a monthly energy factor.  Prior to completion of the construction of the first phase of certain additional facilities by OC-BVI in August 2009, the BVI government was not obligated to purchase any minimum volumes of water from OC-BVI. However, since completion of this first phase, the BVI government has been obligated to purchase at least 600,000 U.S. gallons of water per day from the plant.  The first phase of such facilities construction involved the installation of water pipes from the plant to a BVI government-owned reservoir site and from this site to the BVI government’s piped water distribution system.  A second phase of construction requires OC-BVI to complete a storage reservoir on the BVI government site within twelve months of the signing of the proposed seven-year definitive contract. The proposed seven-year definitive contract is expected to include a seven-year extension option exercisable by the BVI government.   Negotiations on the definitive contract continued to be in-progress through the date of this filing.  OC-BVI began selling water from the Bar Bay plant to the BVI government during the first quarter of 2009.

The Company’s investment in and loan to OC-BVI are comprised of the following:

	September 30,	December 31,
	2009	2008
Equity investment (including profit sharing rights)	$9,320,482	$12,121,312
Loan receivable - Bar Bay plant construction	2,800,000	2,250,000
	$12,120,482	$14,371,312

Summarized statement of income information for OC-BVI is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Water revenues	$(263,982)	$1,531,170	$5,140,192	$4,762,494
Adjustment for revenue deferral (see Baughers Bay dispute below)	617,826	(1,495,877)	(4,559,795)	(4,657,879)

Total adjusted revenues	353,844	35,293	580,397	104,615

Gross profit (loss)	(3,001,543)	(1,072,123)	(5,115,631)	(3,028,817)

Income (loss) from operations	(3,184,181)	(1,314,412)	(5,824,172)	(3,829,172)

Net income (loss)	$(4,571,973)	$(1,354,888)	$(5,921,782)	$(3,957,780)

The Company recognized losses of $(1,582,248) and $(639,546) on its equity investment in OC-BVI for the three months ended September 30, 2009 and 2008, respectively, and $(2,780,270) and $(1,772,570) for the nine months ended September 30, 2009 and 2008, respectively.  The losses recognized by the Company on its equity investment in OC-BVI for the three and nine months ended September 30, 2009 include an impairment loss of $160,000 on the carrying value of the Company’s equity investment in OC-BVI arising from the Baughers Bay dispute (see further discussion below).

In addition to the Company’s loan to and equity investment in OC-BVI of $12,120,482 as of September 30, 2009,  the Company’s recorded value of its OC-BVI management services agreement, which is reflected as an intangible asset on the Company’s consolidated balance sheet, was approximately $856,000 as of September 30, 2009.

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

OC-BVI submitted a proposal to the Ministry in late 2006 to continue to supply water from the Baughers Bay plant. The Ministry held discussions with OC-BVI regarding a new contract but did not formally respond to OC-BVI’s proposal. Early in 2007, the Ministry unilaterally took the position that until such time as a new agreement was reached on the ownership of the plant and the price for the water produced by the plant, the Ministry would only pay that amount of OC-BVI’s billings that the Ministry purported constituted OC-BVI’s costs of producing the water. OC-BVI responded to the Ministry that the amount the Ministry proposed to pay was significantly less than OC-BVI’s production costs. Payments made by the Ministry to OC-BVI since the Ministry’s assumption of this reduced price have been sporadic.  On November 15, 2007, OC-BVI issued a demand letter to the BVI government for approximately $6.2 million representing amounts that OC-BVI claimed were due by the BVI government for water sold and delivered plus interest and legal fees. In response to OC-BVI’s demand for payment, the BVI government issued a letter dated November 19, 2007, that reasserted its claim that ownership of the Baughers Bay plant has passed to the BVI government and rejected OC-BVI’s claim for payment.  On November 22, 2007, OC-BVI’s management was informed that the BVI government had filed a lawsuit with the Eastern Caribbean Supreme Court (the “Court”) seeking ownership and possession of the Baughers Bay plant.  OC-BVI counterclaimed that it was entitled to continued possession and operation of the Baughers Bay plant until the BVI government paid OC-BVI approximately $4.7 million, which OC-BVI believes represents the value of the Baughers Bay plant at its present expanded production capacity.  OC-BVI took the legal position that since the BVI government never paid the $1.42 million to purchase the Baughers Bay plant, the 1990 agreement terminated on May 31, 1999, which was eight months after the date that the Ministry provided written notice of its intention to purchase the plant.

On July 4, 2008, OC-BVI filed a claim with the Court seeking recovery of $7,806,629, representing amounts owed to OC-BVI for water sold and delivered to the BVI government from the Baughers Bay  plant  through May 31, 2008, $842,188 for interest accrued on amounts owed as of May 31, 2008 and future interest and costs.  This claim was amended and increased on April 22, 2009 to $13,773,954 for amounts owed for water delivered through March 31, 2009 plus accrued interest of $2,537,334 on amounts owed as of March 31, 2009 plus future interest and costs.  The $13,773,954 amount represented amounts billed at the contract prices in effect before the BVI government asserted its purported right of ownership of the plant.

The Court held a three-day trial from July 22 through July 24, 2009 to address both the Baughers Bay ownership issue and OC-BVI’s claim for payment of amounts owed for water sold and delivered to the BVI government.  On September 17, 2009, the Court issued a preliminary ruling with respect to the litigation between the BVI government and OC-BVI.  The Court determined that the BVI government was entitled to immediate possession of the Baughers Bay plant and dismissed OC-BVI’s claim for compensation of approximately $4.7 million for the expenditures made to expand the production capacity of the plant.  As a result of this determination by the Court, OC-BVI recorded an impairment loss of approximately $2.1 million during the three months ended September 30, 2009 for fixed assets associated with the Baughers Bay plant. However, the Court determined that OC-BVI was entitled to full payment of water invoices issued up to December 20, 2007, which had been calculated under the terms of the original 1990 Agreement, and ordered the BVI government to make an immediate interim payment of $5.0 million to OC-BVI for amounts owed to OC-BVI.  The Court deferred deciding the entire dispute between the parties until it could conduct a hearing to determine the reasonable rate for water produced by OC-BVI for the period from December 20, 2007 to the present.

After conducting hearings on October 12 and 16, 2009, on October 28, 2009, the Court ordered the BVI government to pay OC-BVI at the rate of $13.91 per thousand imperial gallons for water produced by OC-BVI from December 20, 2007 to present, which amounts to a total recovery for OC-BVI of $10.1 million as of September 30, 2009, excluding any interest which may be due on this balance.  OC-BVI intends to seek clarification from the Court on November 13, 2009 with respect to the amount of interest, if any, which must be paid on the monetary judgment.  The BVI government has not yet made any payments to OC-BVI under the Court order.

On October 28, 2009 OC-BVI filed an appeal with the Eastern Caribbean Court of Appeals (the “Appellate Court”) asking the Appellate Court to review the September 17, 2009 ruling by the Eastern Caribbean Supreme Court as it relates to OC-BVI’s claim for compensation for the $4.7 million in expenditures made to expand the production capacity of the Baughers Bay plant.

On October 29, 2009, the BVI government filed an appeal with the Appellate Court seeking the Appellate Court’s review of the September 17, 2009 ruling of the Court that the BVI government pay OC-BVI the reasonable rate for water produced by OC-BVI for the period from December 20, 2007 to the present.  The BVI government is requesting a ruling from the Appellate Court that the BVI government should only pay OC-BVI the actual cost of water produced at the plant.

Effective January 1, 2008, OC-BVI changed its policy for the recording of revenues from the Baughers Bay plant from the accrual to the equivalent of the cash method. All amounts billed by OC-BVI to the BVI government relating to Baughers Bay for water delivered subsequent to December 31, 2007 have been recorded as deferred revenues by OC-BVI. As a result of this adjustment to OC-BVI’s revenues, the Company has recorded losses from its equity in OC-BVI’s results of operations for all fiscal quarters subsequent to December 31, 2007.   Any cash payments made by the BVI government on Baughers Bay-related invoices were applied by OC-BVI to the remaining balance of OC-BVI’s outstanding accounts receivable that arose from billings for periods prior to and including December 2007 and thus were not recognized as revenues.  Sufficient payments were received from the BVI government during the three months ended September 30, 2009 to repay the remaining accounts receivable balance relating to periods prior to December 31, 2007.  OC-BVI continues to apply the equivalent of the cash method with respect to the recognition of revenues from Baughers Bay.  Consequently, OC-BVI will not recognize as revenue any amounts ordered by the Court to be paid until such amounts are paid by the BVI government. OC-BVI is also applying the equivalent of the cash basis of accounting for revenue recognition for its Bar Bay plant until such time as a definitive contract is signed for this plant.

The Company accounts for its investment in OC-BVI in accordance with the equity method of accounting for investments in common stock. This method requires recognition of a loss on an equity investment that is other than temporary, and indicates that the fair value of an equity investment that is less than its carrying amount may indicate a loss in the value of the investment. To test for possible impairment of its investment in OC-BVI, the Company estimated its fair value as of September 30, 2009. In making this estimate, Company management calculated the expected cash flows from its investment in OC-BVI by (i) identifying various possible outcomes of the Baughers Bay dispute and negotiations for a definitive contract on the new Bar Bay plant; (ii) estimating the cash flows associated with each possible outcome, and (iii) assigning a probability to each outcome based upon discussions held to date by OC-BVI’s management with the BVI government and OC-BVI’s legal counsel. The resulting probability-weighted sum represents the expected cash flows, and the Company’s best estimate of future cash flows, to be derived from its investment in OC-BVI. After considering the September and October 2009 rulings of the Court, the Company determined that the carrying value of its investment in OC-BVI exceeded the estimated fair value for its investment in OC-BVI by approximately $160,000 as of September 30, 2009 and therefore recognized an impairment loss of this amount on this investment for the three months ended September 30, 2009. As a result of further developments, the Company could be required to record further such impairment losses on its investment in OC-BVI in the future.

The identification of the possible outcomes for the Baughers Bay dispute and Bar Bay negotiations, the projections of cash flows for each outcome, and the assignment of relative probabilities to each outcome all represent significant estimates made by the Company’s management. The ultimate resolution of the Baughers Bay dispute and Bar Bay definitive contract negotiations may differ significantly from management’s estimates and may result in actual cash flows from OC-BVI that vary materially from the expected cash flows used by Company management in determining OC-BVI’s fair value as of September 30, 2009.  OC-BVI may be unable to negotiate a new operating agreement for the Baughers Bay plant. The Appellate Court may ultimately overturn the ruling of the Court requiring the BVI government to pay OC-BVI at the rate of $13.91 per thousand imperial gallons for water previously supplied.  OC-BVI may be unsuccessful in finalizing a definitive contract for the Bar Bay plant on terms it finds acceptable.  Any of these or other possible outcomes could result in actual cash flows from the Company’s investment in OC-BVI that are significantly lower than management’s current estimate.  In such case, the Company could be required to record further impairment losses to reduce the carrying value of its investment in OC-BVI. Such impairment losses would reduce the Company’s earnings and could have a material adverse impact on its results of operations and financial condition.

The Company is not presently able to determine what impact the ultimate resolution of this matter may have on its results of operations or financial condition.

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

The Company has entered into a services agreement with CW-Bermuda for the design, construction and operation of the Tynes Bay plant, under which it receives fees for direct services, purchasing activities and proprietary technology.  The Company began earning revenues under this agreement in January 2009.

Because (i) the equity investment in CW-Bermuda is not sufficient to permit it to finance its activities without the loan from the Company; (ii) the other investors in CW-Bermuda have no obligation to absorb any amount of its losses should losses arise; and (iii) the Company expects economic benefits from CW-Bermuda that are significantly greater than the Company’s voting rights of 40%, CW-Bermuda constitutes a variable interest entity in which the Company is the primary beneficiary and accordingly, consolidates the results of CW-Bermuda in its financial statements. The assets and liabilities (all of which are current) of CW-Bermuda included in the Company’s condensed consolidated balance sheet amounted to approximately $1,716,000 and $756,000, respectively, as of September 30, 2009.  The Company has not provided any guarantees related to CW-Bermuda and any creditors of CW-Bermuda do not have recourse to the general credit of the Company as a result of including CW-Bermuda in the Company’s consolidated financial statements. The results of CW-Bermuda are reflected in the Company’s services segment.

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

9.  Subsequent events

The Company considered the accounting and disclosure of events occurring after the balance sheet date through the date and time the Company’s financial statements were issued on November 9, 2009.

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

Valuation of Equity Investment in Affiliate. We account for our investment in OC-BVI in accordance with the equity method of accounting for investments in common stock. This method requires recognition of a loss on an equity investment that is other than temporary, and indicates that a current fair value of an equity investment that is less than its carrying amount may indicate a loss in the value of the investment. OC-BVI’s on-going dispute with the BVI government over the ownership of its Baughers Bay plant may indicate that the current fair value of our investment in OC-BVI is less than our carrying value for this investment.

As a quoted market price for OC-BVI’s stock is not available, to test for possible impairment of our investment in OC-BVI we estimate its fair value by calculating the expected cash flows from our investment in OC-BVI by (i) identifying various possible outcomes of the Baughers Bay dispute and negotiations for a definitive contract for OC-BVI’s new Bar Bay plant; (ii) estimating the cash flows associated with each possible outcome, and (iii) assigning a probability to each outcome based upon discussions held to date by OC-BVI’s management with the BVI government and OC-BVI’s legal counsel. The resulting probability weighted sum represents the expected cash flows, and our best estimate of future cash flows, to be derived from our investment in OC-BVI. After considering the September and October 2009 rulings of the Eastern Caribbean Supreme Court with respect to the litigation for the Baughers Bay dispute, we determined that the carrying value of our investment in OC-BVI exceeded the estimated fair value for our investment in OC-BVI by approximately $160,000 as of September 30, 2009 and we have therefore recognized an impairment loss of this amount on this investment, which is included in the loss of approximately $(1.6 million) we recognized for our equity in the loss of OC-BVI for the three months ended September 30, 2009. As a result of further developments, we could be required to record further such impairment losses on our investment in OC-BVI in the future.

The identification of the possible outcomes for the Baughers Bay dispute, the projections of cash flows for each outcome and the assignment of relative probabilities to each outcome all represent significant estimates made by us. While we have used our best judgment to identify the possible outcomes and expected cash flows for these outcomes and assign relative probabilities to each outcome, these estimates are by their nature highly subjective and are also subject to material change by our management over time based upon additional information from OC-BVI’s management and legal counsel, a change in the status of negotiations and/or OC-BVI’s litigation with the BVI government.  The ultimate resolutions of the Baughers Bay issue and the negotiations for a definitive contract for the Bar Bay plant may differ significantly from our estimates and may result in actual cash flows from OC-BVI that vary materially from the expected cash flows we used in determining OC-BVI’s fair value as of September 30, 2009. OC-BVI may be unable to negotiate a new operating agreement for the Baughers Bay plant. An appellate court may overturn the October 2009 ruling of the Eastern Caribbean Supreme Court. OC-BVI may be unsuccessful in negotiating a definitive contract for the Bar Bay plant on terms it finds acceptable. Any of these or other possible outcomes could result in actual cash flows from our investment in OC-BVI that are significantly lower than our current estimate. In such case, we could be required to record further impairment losses to reduce the carrying value of our investment in OC-BVI.  Such impairment losses would reduce our earnings and could have a material adverse impact on our results of operations and financial condition.

Goodwill and other intangible assets. Goodwill represents the excess costs over fair value of the assets of an acquired business. Goodwill and intangible assets acquired in a business combination accounted for as a purchase and determined to have an indefinite useful life are not amortized, but are tested for impairment at least annually.  Intangible assets with estimable useful lives are amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment.  We periodically evaluate the possible impairment of goodwill. Management identifies our reporting units and determines the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units. We determine the fair value of each reporting unit by calculating the expected cash flows from each reporting unit and compare the fair value to the carrying amount of the reporting unit. To the extent the carrying amount of the reporting unit exceeds the fair value of the reporting unit, we are required to perform the second step of the impairment test, as this is an indication that the reporting unit goodwill may be impaired. In this step, we compare the implied fair value of the reporting unit goodwill with the carrying amount of the reporting unit goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit to all the assets (recognized and unrecognized) and liabilities of the reporting unit in a manner similar to a purchase price allocation.  The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. If the implied fair value is less than its carrying amount, the impairment loss is recorded. Based upon our annual tests to date, we have not experienced any impairment losses on our recorded amounts of goodwill.

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

Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008

Consolidated Results

Net income attributable to controlling interests for the three months ended September 30, 2009 was $657,900 ($0.05 per share on a fully-diluted basis) as compared to $1,780,017 ($0.12 per share on a fully-diluted basis) for the three months ended September 30, 2008.  Our results for both of these periods were adversely affected by the losses we recorded for our equity investment in OC-BVI (discussed below) which amounted to $(1,582,248) and $(639,546) for the three months ended September 30, 2009 and 2008, respectively.

Total revenues for the three months ended September 30, 2009 and 2008 were $13,526,059 and $17,204,593, respectively.  The decrease in consolidated revenues from 2008 to 2009 reflects lower revenues for all three of our business segments. Gross profit for the three months ended September 30, 2009 was $5,036,068, or 37% of total revenues, as compared to $4,625,261 or 27%, for the three months ended September 30, 2008. Our retail and bulk segments reported increased gross profits for 2009 as compared to 2008 while gross profit for our service segment declined.   For further discussion of revenues and gross profit for the three months ended September 30, 2009, see the analysis in the “Results by Segment” section that follows.

General and administrative (“G&A”) expenses on a consolidated basis were $2,671,169 for the three months ended September 30, 2009 as compared to $2,128,654 for same quarter of 2008. Increases in (i) employee costs of approximately $108,000 attributable to salary increases; (ii) professional fees of approximately $148,000; (iii) bank charges of $87,000 incurred by our Bahamas subsidiary to convert Bahamian dollars to U.S. dollars and subsequently transfer such dollars to other Company bank accounts; and (iv) costs incurred of approximately $69,000 to bid new projects constituted the majority of the additional G&A expense for 2009.

We reported losses from our investment in OC-BVI for the three months ended September 30, 2009 and 2008 of approximately $(1,582,000) and $(640,000), respectively.  The increase in the loss from our investment in OC-BVI for 2009 as compared to 2008 reflects the recent rulings of the Eastern Caribbean Supreme Court with respect to the litigation between OC-BVI and the British Virgin Islands government and impairment losses recorded by us and OC-BVI during 2009 as a result of these rulings. See further discussion of the OC-BVI situation at “Liquidity and Capital Resources — Material Commitments, Contingencies and Expenditures — OC-BVI Contract Dispute.”

Results by Segment

Retail Segment:

The retail segment contributed $1,070,885 to our income from operations for the three months ended September 30, 2009, as compared to $1,267,070 for the three months ended September 30, 2008.

Revenues generated by our retail water operations were $5,659,390 and $5,833,347 for the three months ended September 30, 2009 and 2008, respectively.  The volume of water sold remained relatively unchanged from 2008 to 2009.  Price increases related to inflation adjustments which went into effect during the first quarter of 2009 served to offset a decrease of approximately $469,000 in revenues attributable to our pass-through billing of energy costs to our customers, as energy prices declined significantly from 2008 to 2009.

Retail segment gross profit was $3,237,650 (57% of revenues) and $2,971,277 (51% of revenues) for the three months ended September 30, 2009 and 2008, respectively.   The retail segment’s gross profit percentage in 2009 benefited from a reduction in certain operating and maintenance costs, lower energy prices and, inflation-related adjustments to base water rates made in the first quarter of 2009.

Consistent with prior periods, we record all non-direct G&A expenses in our retail business segment and do not allocate any of these non-direct costs to our other two business segments. Retail G&A expenses for the three months ended September 30, 2009 were $2,166,765 up $462,558 from the $1,704,207 in G&A expenses for the three months ended September 30, 2008.  The increase in G&A expenses for the three months ended September 30, 2009 as compared to the comparable prior year period is primarily due to increases in (i) employee costs of approximately $94,000 attributable to salary increases; (ii) professional fees of approximately $135,000; and (iii) costs incurred of approximately $69,000 to bid new projects.

Bulk Segment:

The bulk segment contributed $933,441 and $680,684 to our income from operations for the three months ended September 30, 2009 and 2008, respectively.

Bulk segment revenues were $6,687,836 and $8,002,586 for the three months ended September 30, 2009 and 2008, respectively. Total gallons of water sold increased by 7.0% in 2009 from 2008.  However, revenues from the bulk segment decreased from 2008 to 2009 due to a reduction in energy costs passed through to our customers, as diesel and electricity prices were significantly lower in 2009 than in 2008.

Gross profit for our bulk segment was $1,385,301 and $1,034,039 for the three months ended September 30, 2009 and 2008, respectively. Gross profit as a percentage of bulk revenues was 21% for the three months ended September 30, 2009 and 13% for the three months ended September 30, 2008. The improvement from 2008 to 2009 in bulk gross profit dollars and bulk gross profit as a percentage of sales is attributable to our Cayman operations and, to a lesser extent, our Bahamas operations. Our Cayman gross profits benefited from (i) the expiration of the original contract for the Red Gate plant and the elimination of approximately $125,000 in amortization expense for the intangible asset associated with this contract; and (ii) the annual inflation-related increases in base water rates that went into effect during the first quarter of 2009.  The higher gross profits for our Bahamas operations reflect improved operating efficiencies for both our Windsor and Blue Hills operations located in Nassau, New Providence. We constructed and commissioned new feed water wells and replaced the reverse osmosis membranes on 50% of our production trains at our Windsor plant effective September 2008 and replaced the reverse osmosis membranes on the remaining production trains at the Windsor plant during the quarter ended June 30, 2009.  These capital expenditures have improved the energy efficiency of the Windsor plant. In addition, last year we implemented an improved feed water pretreatment regime at our Blue Hills plant in Nassau which has reduced electrical power consumption at that plant. Our bulk segment gross profit percentage for 2009 also benefited from a reduction in diesel and electricity prices.

Bulk segment G&A expenses for the three months ended September 30, 2009 increased to $451,860 from $353,355 for the same period in 2008 due to an increase in bank charges of approximately $87,000 incurred by our Bahamas subsidiary to convert Bahamian dollars to U.S. dollars and subsequently transfer such dollars to other Company bank accounts.

Services Segment:

The services segment contributed $360,573 and $548,853 to our income from operations for the three months ended September 30, 2009 and 2008, respectively.

Revenues from services provided in 2009 were $1,178,833 as compared to $3,368,660 in 2008. Services revenues decreased from 2008 to 2009 due to relatively lower project construction activity in 2009.

The decrease in gross profit for the services segment to $413,117 in 2009 from $619,945 in 2008 reflects lower construction revenues, which were partially offset by fees earned on our services contract for the Tynes Bay, Bermuda plant.

G&A expenses for the services segment were $52,544 and $71,092 for 2009 and 2008, respectively.

Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008

Consolidated Results

Net income attributable to controlling interests for the nine months ended September 30, 2009 was $7,075,657 ($0.49 per share on a fully-diluted basis) as compared to $5,433,513 ($0.37 per share on a fully-diluted basis) for the nine months ended September 30, 2008. Our results for both of these periods were adversely affected by the losses we recorded for our equity investment in OC-BVI (discussed below) which amounted to $(2,780,270) and $(1,772,570) for 2009 and 2008, respectively.

Total revenues for the nine months ended September 30, 2009 and 2008 were $44,845,112 and $49,338,739, respectively.  The decrease in consolidated revenues from 2008 to 2009 reflects lower revenues for our bulk and services segment. Gross profit for the nine months ended September 30, 2009 was $18,603,611, or 41% of total revenues, as compared to $14,068,496, or 29%, for the nine months ended September 30, 2008. All three segments reported increased gross profits for 2009 as compared to 2008.  For further discussion of revenues and gross profit for the nine months ended September 30, 2009, see the “Results by Segment” analysis that follows.

General and administrative (“G&A”) expenses on a consolidated basis were $7,842,434 for the nine months ended September 30, 2009 as compared to $6,754,902 for same period of 2008. Increases in (i) employee costs of approximately $153,000 attributable to salary increases; (ii) professional fees of approximately $141,000; (iii) insurance expenses of $96,000 due to higher premiums; (iv) bank charges of approximately $164,000 resulting from our Bahamas subsidiary’s conversion of  Bahamian dollars to U.S. dollars and the subsequent transfer of such dollars to other Company bank accounts; and (v) costs incurred of approximately $128,000 to bid new projects constituted the majority of the additional G&A expense for 2009. Our G&A expense for 2009 also includes approximately $183,000 in penalties and interest assessed against our Belize operations for delinquent business taxes.

Interest income decreased substantially, from approximately $1,097,000 in 2008 to approximately $621,000 for 2009, as a result of a reduction in the rates of interest earned on the average balances invested in interest bearing deposit accounts.

We reported losses from our investment in OC-BVI for the nine months ended September 30, 2009 and 2008 of $(2,780,270) and $(1,772,570), respectively.  The increase in the loss from our investment in OC-BVI for 2009 as compared to 2008 reflects the recent rulings of the Eastern Caribbean Supreme Court with respect to the litigation between OC-BVI and the British Virgin Islands government and impairment losses recorded by us and OC-BVI during the three months ended September 30, 2009 as a result of these rulings.. See further discussion of the OC-BVI situation at “Liquidity and Capital Resources — Material Commitments, Contingencies and Expenditures — OC-BVI Contract Dispute.”

Results by Segment

Retail Segment:

The retail segment contributed $4,762,059 to our income from operations for the nine months ended September 30, 2009, as compared to $4,163,275 for the nine months ended September 30, 2008.

Revenues generated by our retail water operations were $18,418,103 and $17,855,530 for the nine months ended September 30, 2009 and 2008, respectively.  The volume of water sold increased by 2% in 2009 from 2008.  This increase in volume and price increases related to inflation adjustments which went into effect during the first quarter of 2009 served to offset a decrease of approximately $913,000 in revenues attributable to our pass-through billing of energy costs to our customers, as energy prices declined significantly from 2008 to 2009.

Retail segment gross profit was $11,027,852 (60% of revenues) and $9,646,017 (54% of revenues) for the nine months ended September 30, 2009 and 2008, respectively.  The retail segment’s gross profit percentage in 2009 benefited from a reduction in certain operating and maintenance costs, lower energy prices and, inflation-related adjustments to base water rates made in the first quarter of 2009.

Consistent with prior periods, we record all non-direct G&A expenses in our retail business segment and do not allocate any of these non-direct costs to our other two business segments. Retail G&A expenses for the nine months ended September 30, 2009 were $6,265,793, up $783,051 from the $5,482,742 in G&A expenses for the nine months ended September 30, 2008. Employee costs for 2009 exceeded those for 2008 by approximately $234,000 due to salary increases. Costs incurred in connection with bidding for new projects in 2009 exceeded such costs for 2008 by approximately $128,000 and professional fees for 2009 were approximately $127,000 higher than for 2008.

Bulk Segment:

The bulk segment contributed $2,874,356 and $1,973,353 to our income from operations for the nine months ended September 30, 2009 and 2008, respectively.

Bulk segment revenues were $19,526,044 and $22,648,443 for the nine months ended September 30, 2009 and 2008, respectively. Total gallons of water sold increased by 3.0% in 2009 from 2008.  However, revenues from the bulk segment decreased from 2008 to 2009 due to a reduction in energy costs passed through to our customers, as diesel and electricity prices were significantly lower in 2009 than in 2008.

Gross profit for our bulk segment was $4,286,786 and $3,028,013 for the nine months ended September 30, 2009 and 2008, respectively. Gross profit as a percentage of bulk revenues was 22% for the nine months ended September 30, 2009 and 13% for the nine months ended September 30, 2008. The improvement from 2008 to 2009 in bulk gross profit dollars and bulk gross profit as a percentage of sales is attributable to our Cayman operations and, to a lesser extent, our Bahamas operations. Our Cayman gross profits benefited from (i) the expiration of the original contract for the Red Gate plant and the elimination of approximately $400,000 in amortization expense for the intangible asset associated with this contract; and (ii) the annual inflation-related increases in base water rates that went into effect during the first quarter of 2009.  The higher gross profits for our Bahamas operations reflect improved operating efficiencies for our Windsor operations located in Nassau, New Providence. We constructed and commissioned new feed water wells and replaced the reverse osmosis membranes on 50% of our production trains at our Windsor plant effective September 2008 and replaced the reverse osmosis membranes on the remaining production trains at the Windsor plant during the quarter ended June 30, 2009.  These capital expenditures have improved the energy efficiency of the Windsor plant.  In addition, last year we implemented an improved feed water pretreatment regime at our Blue Hills plant in Nassau which has reduced electrical power consumption at that plant.   Our bulk segment gross profit percentage for 2009 also benefited from a reduction in diesel and electricity prices.

Bulk segment G&A expenses for the nine months ended September 30, 2009 increased to $1,412,430 from $1,054,661 for the same period in 2008 primarily as a result of approximately $183,000 in penalties and interest assessed to our Belize operations during the first quarter of 2009 relating to delinquent business taxes and an increase in bank charges of approximately $164,000 resulting from our Bahamas subsidiary’s conversion of  Bahamian dollars to U.S. dollars and the subsequent transfer of such dollars to other Company bank accounts

Services Segment:

The services segment contributed $3,124,762 and $1,176,966 to our income from operations for the nine months ended September 30, 2009 and 2008, respectively.

Revenues from services provided in 2009 were $6,900,965 as compared to $8,834,766 in 2008.  Services revenues decreased from 2008 to 2009 due to relatively lower project construction activity in 2009.  The decline in service revenues from 2009 was partially offset by fees from our services contract for the Tynes Bay, Bermuda plant, which commenced during the second quarter of 2009.

The increase in gross profit for the services segment to $3,288,973 in 2009 from $1,394,466 in 2008 reflects commencement during the second quarter of 2009 of our contract to operate the Tynes Bay, Bermuda plant and downward adjustments made during the second quarter of 2009 of our estimated costs to complete the Frank Sound and Bermuda plants.  These downward adjustments of estimated costs to complete increased the percentages of completion to date on these projects, thus we recorded a cumulative upward adjustment to construction revenues. Both the Frank Sound and Bermuda projects were accepted by the customers as of June 30, 2009.

G&A expenses for the services segment were $164,212 and $217,500 for 2009 and 2008, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Overview

Our sources of cash are operations, borrowings under term loans and credit facilities and sales of debt and equity securities.

Cash flows from our operations are dependent upon the revenue amounts generated, which are affected primarily by tourism, weather conditions, changes in our customer base, the timing and level of rate increases, overall economic conditions and other factors and the timing of the collection of these revenues from our customers.  Distributions from CW-Bahamas to our other subsidiaries are subject to certain restrictions under the terms of its credit facility.

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

Cash Flows for the Nine Months Ended September 30, 2009

Our cash and cash equivalents increased from $36,261,345 as of December 31, 2008 to $41,235,590 as of September 30, 2009.

Cash Flows from Operating Activities

Operating activities provided net cash for the nine months ended September 30, 2009 of $10,022,016.  This cash provided reflects net income generated for the nine months ended September 30, 2009 of approximately $7.1 million, as adjusted for various items which impact net income but do not impact cash during the period, such as depreciation and amortization, stock compensation, and other items. The largest items impacting cash flows from operating activities for the nine months ended September 30, 2009 were depreciation of $4.6 million and a decrease in undistributed income from affiliate of $2.8million. These were offset by an increase in accounts receivable of $2.3 million and a decrease in accounts payable and other liabilities of $1.5 million.

Cash Flows from Investing Activities

Our investing activities used $1,209,044 in net cash during the nine months ended September 30, 2009.  Of the approximately $2.3 million in capital expenditures for the period, approximately $640,000 was spent on the expansion of the Governor’s Harbour plant in Grand Cayman and approximately $1.1 million was spent on purchases of other plant and equipment.  We collected $1,117,357 on our loans receivable during the period.

Cash Flows from Financing Activities

We used $3,838,727 in net cash for financing activities during the nine months ended September 30, 2009.  We made $1,013,375 in scheduled payments on our bonds payable and paid dividends of $2,835,702.

Financial Position

Our total assets increased from approximately $154.7 million as of December 31, 2008 to approximately $156.7 million as of September 30, 2009.

Current accounts receivable decreased approximately $2.3 million from December 31, 2008 to September 30, 2009 due to the payment by the Water and Sewerage Corporation of the Bahamas of previously overdue amounts during the nine months ended September 30, 2009.

The decrease in the balance of costs and estimated earnings in excess of billings – construction project and the increase in loans receivable from December 31, 2008 to September 30, 2009 results from the completion and sale of the Frank Sound plant to the Water Authority-Cayman effective with its commissioning on June 4, 2009.

Borrowings Outstanding

As of September 30, 2009, we had borrowings outstanding aggregating $21,445,026 that consisted of bonds payable.

5.95% Secured Bonds

In August 2006, we issued $15,771,997 principal amount secured fixed rate bonds in a private offering and received net proceeds (excluding issuance costs and after the offering discount) of $14,445,720. These bonds bear interest at a rate of 5.95%, are repayable in quarterly principal and interest installments of $526,010 and mature in 2016.  We have the right to redeem the bonds in full at any time after August 4, 2009 at a premium of 1.5% of the outstanding principal and accrued interest on the bonds on the date of redemption. As of September 30, 2009, $11,974,424 in principal amount was outstanding on these secured bonds. Our obligations under the bonds are secured by fixed and floating charges (i) on all of our assets, including an equitable charge of all of the shares of Cayman Water, and (ii) on all of Cayman Water’s assets including its real estate. Cayman Water has also guaranteed our payment obligations under the bonds.

The trust deed for these bonds restricts our ability to enter into new borrowing agreements or any new guarantees without prior approval of the trustee and limits our capital expenditures, with the exception of capital expenditures to be incurred on certain defined projects, to $2,000,000 annually without prior approval by the trustee. The trust deed also contains financial covenants that require us to maintain a debt service coverage ratio of not less than 1.25 to 1, a ratio of long term debt to EBITDA (i.e. earnings before interest, taxes, depreciation and amortization for the 12 months preceding the ratio calculation date) not greater than 2.5 to 1 and a ratio of long term debt to equity equal to or less than 1.5 to 1.  As of September 30, 2009, we were in compliance with the covenants under the trust deed.

CW-Bahamas Series A Bonds

In July 2005, CW-Bahamas sold BAH$10,000,000 Series A bonds to Bahamian citizens and permanent resident investors in The Bahamas to finance a portion of the construction cost of its Blue Hills plant. These bonds mature on June 30, 2015 and accrue interest at the annual fixed rate of 7.5%. Interest is payable quarterly. CW-Bahamas has the option to redeem the bonds in whole or in part without penalty commencing after June 30, 2008. We have guaranteed CW-Bahamas repayment obligations upon an “event of default” as defined in the guarantee agreement. If we pay any amounts pursuant to the guarantee, we will be subrogated to all rights of the bondholders in respect of any such payments.  The guarantee is a general unsecured obligation junior to our other secured obligations. As of September 30, 2009, BAH$10,000,000 of the Series A bonds was outstanding.

CW-Bahamas Credit Facility

CW-Bahamas has a credit facility with Scotiabank that consists of a BAH$500,000 revolving working capital loan. The obligations under the credit facility are secured by the assets of CW-Bahamas. Borrowings under the working capital loan accrue interest at the Nassau Prime rate plus 1.50% per annum. As of September 30, 2009, no amounts were outstanding under this facility.

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

OC-BVI submitted a proposal to the Ministry in late 2006 to continue to supply water from the Baughers Bay plant.  The Ministry held discussions with OC-BVI regarding a new contract but did not formally respond to OC-BVI’s proposal.  Early in 2007, the Ministry unilaterally took the position that until such time as a new agreement was reached on the ownership of the plant and the price for the water produced by the plant, the Ministry would only pay that amount of OC-BVI’s billings that the Ministry purported constituted OC-BVI’s costs of producing the water. OC-BVI responded to the Ministry that the amount the Ministry proposed to pay was significantly less than OC-BVI’s production costs. Payments made by the Ministry to OC-BVI since the Ministry’s assumption of this reduced price have been sporadic.  On November 15, 2007, OC-BVI issued a demand letter to the BVI government for approximately $6.2 million representing amounts that OC-BVI claimed were due by the BVI government for water sold and delivered plus interest and legal fees. In response to OC-BVI’s demand for payment, the BVI government issued a letter dated November 19, 2007 that reasserted its claim that ownership of the Baughers Bay plant has passed to the BVI government and rejected OC-BVI’s claim for payment.  On November 22, 2007, OC-BVI’s management was informed that the BVI government had filed a lawsuit with the Eastern Caribbean Supreme Court (the “Court”) seeking ownership of the Baughers Bay plant.  OC-BVI counterclaimed that it was entitled to continued possession and operation of the Baughers Bay plant until the BVI government paid OC-BVI approximately $4.7 million, which it believes represents the value of the Baughers Bay plant at its present expanded production capacity. OC-BVI took the legal position that since the BVI government never paid the $1.42 million to purchase the Baughers Bay plant, the 1990 agreement terminated on May 31, 1999, which was eight months after the date that the Ministry provided written notice of its intention to purchase the plant.

On July 4, 2008, OC-BVI filed a claim with the Court seeking recovery of $7,806,629, representing amounts owed to OC-BVI for water sold and delivered to the BVI government through May 31, 2008, $842,188 for interest accrued on amounts owed as of May 31, 2008, and future interest and costs.  This claim was amended and increased on April 22, 2009 to $13,773,954 for amounts owed for water delivered through March 31, 2009 plus accrued interest of $2,537,334 on amounts owed as of March 31, 2009 plus future interest and costs.  The $13,773,954 amount represents amounts billed at the contract prices in effect before the BVI government asserted its purported right of ownership of the plant.

The Court held a three-day trial from July 22 through July 24, 2009 to address both the Baughers Bay ownership issue and OC-BVI’s claim for payment of amounts owed for water sold and delivered to the BVI government.  On September 17, 2009, the Court issued a preliminary ruling with respect to the litigation between the BVI government and OC-BVI.  The Court determined that the BVI government was entitled to immediate possession of the Baughers Bay plant and dismissed OC-BVI’s claim for compensation of approximately $4.7 million for of expenditures made to expand the production capacity of the plant.  As a result of this determination by the Court, OC-BVI recorded an impairment loss of approximately $2.1 million during the three months ended September 30, 2009 for fixed assets associated with the Baughers Bay plant.  However, the Court determined that OC-BVI was entitled to full payment of water invoices issued up to December 20, 2007, which had been calculated under the terms of the original 1990 Agreement, and ordered the BVI government to make an immediate interim payment of $5.0 million to OC-BVI for amounts owed to OC-BVI.  The Court deferred deciding the entire dispute between the parties until it could conduct a hearing to determine the reasonable rate for water produced by OC-BVI for the period from December 20, 2007 to the present.

After conducting hearings on October 12 and 16, 2009, on October 28, 2009, the Court ordered the BVI government to pay OC-BVI at the rate of $13.91 per thousand imperial gallons for water produced by OC-BVI from December 20, 2007 to present, which amounts to a total recovery for OC-BVI of $10.1 million as of September 30, 2009, excluding any interest which may be due on this balance.  OC-BVI intends to seek clarification from the Court on November 13, 2009 with respect to the amount of interest, if any, which must be paid on the monetary judgment.  The BVI government has not yet made any payments to OC-BVI under the Court order.

On October 28, 2009 OC-BVI filed an appeal with the Eastern Caribbean Court of Appeals (the “Appellate Court”) asking the Appellate Court to review the September 17, 2009 ruling by the Eastern Caribbean Supreme Court as it relates to OC-BVI’s claim for compensation for expenditures made to expand the production capacity of the Baughers Bay plant.

On October 29, 2009, the BVI government filed an appeal with the Appellate Court seeking the Appellate Court’s review of the September 17, 2009 ruling of the Court that the BVI government pay OC-BVI the reasonable rate for water produced by OC-BVI for the period from December 20, 2007 to the present.  The BVI government is requesting a ruling from the Appellate Court that the BVI government should only pay OC-BVI the actual cost of water produced at the plant.

During 2007, OC-BVI completed, for a total cost of approximately $8.2 million, the construction of a 700,000 U.S. gallons per day desalination plant located at Bar Bay, Tortola (the “Bar Bay plant”). We provided OC-BVI with a $3.0 million loan to fund part of this plant’s construction costs, of which $2.0 million remained outstanding as of June 30, 2009.  Principal on this loan was payable in quarterly installments of $125,000 with a final balloon payment of $2.0 million due on August 31, 2009 and interest on the loan was due quarterly at the rate of LIBOR plus 3.5%. On August 20, 2009, we amended the terms of this loan with OC-BVI, increasing its balance to $2,800,000 by converting $800,000 in trade receivables due to us from OC-BVI.   Under the terms of this amendment, the interest rate on the loan was increased to the rate of LIBOR plus 5.5% and the maturity date for the final balloon payment extended to August 31, 2011.  On December 19, 2008, OC-BVI and the BVI government executed a binding term sheet (the “Bar Bay Agreement”) for the purchase of water by the BVI government from OC-BVI’s Bar Bay plant. The parties intend the Bar Bay Agreement to govern the terms of sale of water by OC-BVI to the BVI government until the parties execute a definitive contract. Under the terms of the Bar Bay Agreement, OC-BVI will deliver up to 600,000 U.S. gallons of water per day to the BVI government from the Bar Bay plant and the BVI government will be obligated to pay for this water at a specified price as adjusted by a monthly energy factor. Prior to completion of the construction of the first phase of certain additional facilities by OC-BVI in August 2009, the BVI government was not obligated to purchase any minimum volumes of water from OC-BVI. However, since completion of this first phase the BVI government has been obligated to purchase at least 600,000 gallons of water per day from the plant. The first phase of such facilities construction involves the installation of water pipes from the plant to a BVI government-owned reservoir site and from this site to the BVI government’s piped water distribution system.  A second phase of construction requires OC-BVI to complete a storage reservoir on the BVI government site within twelve months of the signing of the proposed seven-year definitive contract. The proposed seven-year definitive contract is expected to include a seven-year extension option exercisable by the BVI government.  Negotiations on the definitive contract continued to be in-progress through the date of this filing.  OC-BVI began selling water from the Bar Bay plant to the BVI government during the first quarter of 2009.

Under U.S. generally accepted accounting principles revenue is generally realized or realizable and earned when all of the following criteria are met:

•	Persuasive evidence of an arrangement exists.

•	Delivery has occurred or services have been rendered.

•	The seller’s price to the buyer is fixed and determinable; and

•	Collectability is reasonably assured.

Effective January 1, 2008, OC-BVI changed its policy for the recording of its revenues from the Baughers Bay plant from the accrual to the equivalent of the cash method due to an inability to meet all of the above revenue recognition criteria.  As a result of this adjustment to OC-BVI’s revenues, we have recorded losses from our equity in OC-BVI’s results of operations for all fiscal quarters subsequent to December 31, 2007.  Any cash payments made by the BVI government on Baughers Bay related invoices were applied by OC-BVI to the remaining balance of outstanding accounts receivable that arose from billings for periods prior to and including December 2007 and thus were not recognized as revenues.  Sufficient payments were received from the BVI government during the three months ended September 30, 2009 to repay the remaining accounts receivable balances relating to period prior to December 31, 2007.  OC-BVI continues to apply the equivalent of the cash method with respect to the recognition of revenues from Baughers Bay.  Consequently, OC-BVI will not recognize as revenues any amounts to be paid by the Court until such amounts are paid by the BVI government. OC-BVI is also applying the equivalent of the cash basis of accounting for revenue recognition for its Bar Bay plant until such time as a definitive contract is signed for this plant.

We account for our investment in OC-BVI in accordance with the equity method of accounting for investments in common stock. This method requires recognition of a loss on an equity investment that is other than temporary, and indicates that a current fair value of an equity investment that is less than its carrying amount may indicate a loss in the value of the investment. To test for possible impairment of our investment in OC-BVI, we estimated its fair value as of September 30, 2009. In making this estimate, we calculated the expected cash flows from our investment in OC-BVI by (i) identifying various possible outcomes of the Baughers Bay dispute and negotiations for a definitive contract on the new Bar Bay plant; (ii) estimating the cash flows associated with each possible outcome, and (iii) assigning a probability to each outcome based upon discussions held to date by OC-BVI’s management with the BVI government and OC-BVI’s legal counsel. The resulting probability-weighted sum represents the expected cash flows, and our best estimate of future cash flows, to be derived from our investment in OC-BVI. After considering the September and October 2009 rulings of the Court, we determined that the carrying value of our investment in OC-BVI exceeded the estimated fair value for our investment in OC-BVI by approximately $160,000 as of September 30, 2009 and therefore recognized an impairment loss of this amount on this investment, which is included in the loss of approximately $(1.6) million we recognized from our equity in the loss of OC-BVI for the three months ended September 30, 2009. As a result of further developments, we could be required to record further such impairment losses on its investment in OC-BVI in the future.

The identification of the possible outcomes for the Baughers Bay dispute and Bar Bay negotiations, the projections of cash flows for each outcome, and the assignment of relative probabilities to each outcome all represent significant estimates made by us. The ultimate resolution of the Baughers Bay dispute and Bar Bay definitive contract negotiations may differ significantly from our estimates and may result in actual cash flows from OC-BVI that vary materially from the expected cash flows we used in determining OC-BVI’s fair value as of September 30, 2009.  OC-BVI may be unable to negotiate a new operating agreement for the Baughers Bay plant. The Appellate Court may ultimately overturn the ruling of the Court requiring the BVI government to pay OC-BVI at the rate of $13.91 per thousand imperial gallons for water previously supplied.  OC-BVI may be unsuccessful in finalizing a definitive contract for the Bar Bay plant on terms it finds acceptable.  Any of these or other possible outcomes could result in actual cash flows from our investment in OC-BVI that are significantly lower than ours current estimate.  In such case, we could be required to record further impairment losses to reduce the carrying value of our investment in OC-BVI. Such impairment losses would reduce our earnings and could have a material adverse impact on our results of operations and financial condition.

We are not presently able to determine what impact the ultimate resolution of this matter may have on our results of operations or financial condition.

CW-Bahamas Liquidity

Since early 2008, CW-Bahamas has experienced significant delays in the receipt of payments on its outstanding accounts receivable from the Water and Sewerage Corporation of the Bahamas (the “WSC”).

We have been informed by representatives of WSC and the Bahamas government that (i) the WSC’s payment delinquencies are due to operating issues within the WSC; (ii) that such delinquencies do not reflect any type of dispute with CW-Bahamas with respect to the amounts owed; and (iii) the amounts will ultimately be paid in full.  CW-Bahamas’ accounts receivable from the WSC were approximately $6.2 million as of September 30, 2009.  We believe that the accounts receivable from the WSC are fully collectible and therefore have not provided any allowance for possible non-payment of these receivables as of September 30, 2009.  We have been informed by these representatives that while the WSC expects to pay us approximately $1.2 million each month (which approximates CW-Bahamas’ monthly billings to WSC) the WSC will continue to be in arrears on its payments to CW-Bahamas for the remainder of 2009.

CW-Bahamas derives substantially all of its revenues from its contract with the WSC and is dependent upon timely collection of its accounts receivable to fund its operations.  If the WSC does not maintain the timeliness and/or increase the amounts of its payments to CW-Bahamas, this subsidiary may not have sufficient liquidity to adequately fund its operations. If this occurs, CW-Bahamas may be required to decrease the amount of water it supplies the WSC to the minimum required amount under the contract or, if liquidity problems become too severe, cease its production of water altogether.  Such developments could have a material adverse effect on our results of operation and financial position.

CW-Belize Liquidity

In January 2009, we were informed by officials of Belize Water Services Ltd. (“BWSL”) of potential financial difficulties at BWSL, which is CW-Belize’s sole customer.  Although BWSL was current with respect to its payments to CW-Belize as of September 30, 2009, such difficulties could affect the amount and timing of BWSL’s payments for water supplied by CW-Belize in the future. We are presently unable to determine what impact BWSL’s current financial condition will have on CW-Belize’s results of operations, financial position or cash flows.

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

On October 31, 2009, we paid a dividend of $0.075 to shareholders of record on October 1, 2009.

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

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Our affiliate OC-BVI and the BVI government are engaged in litigation relating to a contract dispute, as described in “LIQUIDITY AND CAPITAL RESOURCES – Material Commitments, Expenditures and Contingencies,” which description is incorporated herein by reference.

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

On September 17, 2009, the Eastern Caribbean Supreme Court ruled that the British Virgin Islands government has the right of ownership and possession of OC-BVI’s Baughers Bay plant.

Since expiration in May 1999 of the initial term of their bulk water supply agreement dated May 1990 (the “1990 Agreement”) OC-BVI has supplied water to the British Virgin Islands Water and Sewerage Department under what OC-BVI considered to be a month-to-month supply arrangement. Under this arrangement, the British Virgin Islands government could cease purchasing water from OC-BVI at any time. Subsequent to May 1999, OC-BVI continued to make attempts to negotiate a new water supply agreement.

In October 2006, the British Virgin Islands government notified OC-BVI that it was asserting a purported right of ownership of OC-BVI’s desalination plant in Baughers Bay, Tortola pursuant to the terms of the 1990 Agreement and invited OC-BVI to submit a proposal for its continued involvement in the production of water at the Baughers Bay plant. Early in 2007, the British Virgin Islands government unilaterally took the position that until such time as a new agreement is reached on the ownership of the Baughers Bay plant and for the price of the water produced by the plant, the BVI government would only pay that amount of OC-BVI’s invoices that the BVI government purported constituted OC-BVI’s costs of producing the water. OC-BVI responded to the BVI government that the amount the Ministry proposed to pay was significantly less than OC-BVI’s production costs. Payments made by the BVI government to OC-BVI since the BVI government’s assumption of this reduced price have been sporadic.

On November 15, 2007, OC-BVI issued a demand letter to the BVI government for approximately $6.2 million representing amounts that OC-BVI claimed were due by the BVI government for water sold and delivered plus interest and legal fees.  In response to OC-BVI’s demand for payment, the BVI government issued a letter dated November 19, 2007 that reasserted its claim that ownership of the Baughers Bay plant has passed to the BVI government and rejected OC-BVI’s claim for payment.  On November 22, 2007, OC-BVI’s management was informed that the BVI government had filed a lawsuit with the Eastern Caribbean Supreme Court seeking ownership and possession of the Baughers Bay plant.  OC-BVI counterclaimed that it was entitled to continued possession and operation of the Baughers Bay plant until the BVI government pays OC-BVI approximately $4.7 million, which it believes represents the value of the Baughers Bay plant at its present expanded production capacity.  OC-BVI also took the legal position that since the BVI government never paid the $1.42 million to purchase the Baughers Bay plant, the 1990 agreement terminated on May 31, 1999, which was eight months after the date that the Ministry provided written notice of its intention to purchase the plant.

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

The Eastern Caribbean Supreme Court held a three-day trial from July 22 through July 24, 2009 to address both the Baughers Bay ownership issue and OC-BVI’s claim for payment of amounts owed for water sold and delivered to the BVI government.  On September 17, 2009, the Court issued a preliminary ruling with respect to the litigation between the BVI government and OC-BVI.  The Court determined that the BVI government was entitled to immediate possession of the Baughers Bay plant and dismissed OC-BVI’s claim for compensation of approximately $4.7 million for improvements to the plant.  However, the Court determined that OC-BVI was entitled to full payment of water invoices issued up to December 20, 2007, which had been calculated under the terms of the original 1990 water supply agreement, and ordered the BVI government to make an immediate interim payment of $5.0 million to OC-BVI for amounts owed to OC-BVI.  The Court deferred deciding the entire dispute between the parties until it could conduct a hearing to determine the reasonable rate for water produced by OC-BVI for the period from December 20, 2007 to the present.

After conducting hearings on October 12 and 16, 2009, on October 28, 2009, the Court ordered the BVI government to pay OC-BVI at the rate of $13.91 per thousand imperial gallons for water produced by OC-BVI from December 20, 2007 to present, which amounts to a total recovery for OC-BVI of $10.1 million as of September 30, 2009, excluding any interest which may be due on this balance.  OC-BVI intends to seek clarification from the Court on November 13, 2009 with respect to the amount of interest, if any, which must be paid on the monetary judgment.  The BVI government has not yet made any payments to OC-BVI under the Court order.

On October 28, 2009 OC-BVI filed an appeal with the Eastern Caribbean Court of Appeals (the “Appellate Court”) asking the Appellate Court to review the September 17, 2009 ruling by the Eastern Caribbean Supreme Court as it relates to OC-BVI’s claim for compensation for improvements to the Baughers Bay plant.

On October 29, 2009, the BVI government filed an appeal with the Appellate Court seeking the Appellate Court’s review of the September 17, 2009 ruling of the Court that the BVI government pay OC-BVI the reasonable rate for water produced by OC-BVI for the period from December 20, 2007 to the present.  The BVI government is requesting a ruling from the Appellate Court that the BVI government should only pay OC-BVI the actual cost of water produced at the plant.

Due to the on-going dispute and the lack of payments on OC-BVI’s accounts receivable balances by the BVI government, effective January 1, 2008, we changed our policy for the recording of our equity in the financial results of OC-BVI to reflect our equity in OC-BVI’s results as if revenues were recognized by this affiliate under the equivalent of the cash, rather than accrual, method. As a result of this accounting change, we have recorded losses from our equity investment in OC-BVI for all quarters subsequent to December 31, 2007.  As of September 30, 2009, our loan to, and equity investment in, OC-BVI totaled approximately $12.1 million and the recorded value of our management services agreement, which is reflected on our balance sheet as an intangible asset, was approximately $856,000.

OC-BVI may be unable to negotiate a new operating agreement for the Baughers Bay plant. The Appellate Court may ultimately overturn the ruling of the Court requiring the BVI government to pay OC-BVI at the rate of $13.91 per thousand imperial gallons for water previously supplied.  In either of these or other cases, the value of our OC-BVI-related assets would decline, and we could be required to record additional impairment losses to reduce the carrying values of these assets.  Such impairment losses would reduce our earnings and could have a significant adverse impact on our results of operations, financial condition and cash flows.

If OC-BVI does not obtain a definitive contract with the BVI government to sell water to be produced at its Bar Bay plant, it may not be able to recover the cost of its investment in the plant, which could adversely affect its operations and in turn decrease the value of our investment in OC-BVI.

OC-BVI has constructed a new desalination plant located on Bar Bay, Tortola, in the British Virgin Islands. The total cost for this plant is approximately $8.2 million.  We have a loan receivable outstanding from OC-BVI of $2.8 million as of September 30, 2009 arising from the construction of this plant. OC-BVI constructed this plant in response to what it believes is an extreme shortage of, and a pressing demand for, potable water on the eastern end of Tortola and in anticipation of entering into a bulk water supply agreement with the British Virgin Islands government. In December 2008, OC-BVI executed a binding term sheet with the BVI government for the sale of water from the Bar Bay plant; however the agreement between the parties remains subject to the execution of definitive contract between the parties. If such a definitive contract is ultimately not obtained, or is not obtained on sufficiently favorable terms, OC-BVI may not be able to recover the cost of its investment in this plant, in which case we may be required to record an impairment loss to reduce the carrying value of our loan to OC-BVI and our investment in OC-BVI. Such an impairment charge would reduce our earnings and could have a significant adverse impact on our results of operations and financial condition.

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

Date: November 9, 2009