Form 10-K
period 2009-12-31
CONSOLIDATED WATER CO LTD
filed 2010-03-16
CIK 928340

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transaction period from __________________ to __________________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑

The aggregate market value of common stock held by non-affiliates of the registrant, based on the closing sales price for the registrant’s common shares, as reported on the NASDAQ Global Select Market on June 30, 2009, was $230,334,831.

As of March 10, 2010, 14,541,878 shares of the registrant’s common shares were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None

TABLE OF CONTENTS

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

The exchange rate for conversion of Bahamas dollars (B$) into US$, as determined by the Central Bank of The Bahamas, has been fixed since 1973 at US$1.00 per B$1.00.

The official currency of the British Virgin Islands is the United States dollar.

The exchange rate for conversion of Bermuda dollars (BMD$) into US$ as determined by the Bermuda Monetary Authority, has been fixed since 1970 at US$1.00 per BMD$1.00.

PART I

ITEM 1. BUSINESS

Overview

We develop and operate seawater desalination plants and water distribution systems in areas where naturally occurring supplies of potable water are scarce or nonexistent. Through our subsidiaries and affiliates, we operate 16 reverse osmosis desalination plants and provide the following services to our customers in the Cayman Islands, the Bahamas, Belize, the British Virgin Islands and Bermuda:

•
Retail Water Operations. We produce and supply water to end-users, including residential, commercial and government customers in the Cayman Islands under an exclusive retail license issued by the government to provide water in two of the most populated and rapidly developing areas in the Cayman Islands. In 2009, our retail water operations generated approximately 40% of our consolidated revenues.

•
Bulk Water Operations. We produce and supply water to government-owned distributors in the Cayman Islands, Belize and the Bahamas. In 2009, our bulk water operations generated approximately 45% of our consolidated revenues.

•
Services Operations. We provide engineering and management services for desalination projects, including designing and constructing desalination plants and managing and operating desalination plants owned by other companies. In 2009, our services operations generated approximately 15% of our consolidated revenues.

•
Affiliate Operations. Our affiliate, Ocean Conversion (BVI) Ltd. (“OC-BVI”), produces and supplies bulk water to the British Virgin Islands Water and Sewerage Department. We account for our interests in OC-BVI using the equity method of accounting and do not consolidate OC-BVI’s operating results in our consolidated financial statements. Our affiliate, Consolidated Water (Bermuda) Limited, has constructed and sold a plant to the Bermuda government and is presently operating this plant on behalf of the Bermuda government.  We expect to continue to manage the plant on behalf of the Bermuda government into mid 2011.

As of December 31, 2009, the number of plants we, or our affiliates, manage in each country and the production capacities of these plants are as follows:

Location	Plants	Capacity (1)
Cayman Islands	8	10.2
Bahamas	3	10.4
Belize	1	0.6
British Virgin Islands	3	2.5
Bermuda	1	0.6
Total	16	24.3

(1)	In millions of U.S. gallons per day.

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

Our Company

We conduct our operations in the Cayman Islands, The Bahamas, the British Virgin Islands, Belize, Bermuda and the United States through the following principal operating subsidiaries and affiliates:

•
Cayman Water Company Limited (“Cayman Water”). In 1998, we established Cayman Water, which operates under an exclusive retail license granted by the Cayman Islands government to provide water to customers within a prescribed service area on Grand Cayman that includes the Seven Mile Beach and West Bay areas, two of the three most populated areas in the Cayman Islands. The only non-government owned public water utility on Grand Cayman, Cayman Water owns and operates four desalination plants on Grand Cayman.

•
Ocean Conversion (Cayman) Limited (“OC-Cayman”). OC-Cayman provides bulk water under various licenses and agreements to the Water Authority-Cayman, a government-owned utility and regulatory agency, which distributes the water to properties located outside our exclusive retail license service area in Grand Cayman. OC-Cayman operates four desalination plants owned by the Water Authority-Cayman.

•
Consolidated Water (Bahamas) Limited (“CW-Bahamas”). We own a 90.9% equity interest in CW-Bahamas, which provides bulk water under long-term contracts to the Water and Sewerage Corporation of The Bahamas, a government agency. CW-Bahamas’ operates our largest desalination plant. CW-Bahamas pays fees to two of our other subsidiaries for certain administrative services.

•
Consolidated Water (Belize) Limited (“CW-Belize”). CW-Belize, (formerly Belize Water Limited), has an exclusive contract to provide bulk water to Belize Water Services Ltd., a water distributor that serves residential, commercial and tourist properties in Ambergris Caye, Belize.

•	Aquilex, Inc. This subsidiary, a United States company, provides financial, engineering and supply chain management support services to our subsidiaries and affiliates.

•
Ocean Conversion (BVI) Ltd. (“OC-BVI”). We own 50% of the voting stock of our affiliate, OC-BVI, a British Virgin Islands company, which sells bulk water on a month-to-month basis to the Government of The British Virgin Islands Water and Sewage Department. We own an overall 43.5% equity interest in OC-BVI’s profits and certain profit sharing rights that raise our effective interest in OC-BVI’s profits to approximately 45%. OC-BVI also pays our subsidiary DesalCo Limited fees for certain engineering and administrative services.

•	DesalCo Limited (“DesalCo”). A Cayman Islands company, DesalCo provides management, engineering and construction services for desalination projects.

•
Consolidated Water (Bermuda) Limited (“CW-Bermuda”). In January 2007, our affiliate, Consolidated Water (Bermuda) Limited (“CW-Bermuda”) entered into a design, build, sale and operating agreement with the Government of Bermuda for a desalination plant to be built in two phases at Tynes Bay along the northern coast of Bermuda. Under the agreement, CW-Bermuda constructed and has been operating the plant since the second quarter of 2009. We expect CW-Bermuda to operate the plant through mid-2011.  We have entered into a management services agreement with CW-Bermuda for the design, construction and operation of the Tynes Bay plant, under which we receive fees for direct services, purchasing activities and proprietary technology. Although we own only 40% of the common shares of CW-Bermuda, we consolidate its results in our consolidated financial statements as we are its primary financial beneficiary.

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

For fiscal year 2009, our retail water, bulk water and service operations generated approximately 40%, 45% and 15%, respectively, of our consolidated revenues. For information about our business segments and geographical information about our operating revenues and long-lived assets, see Note 17 to our audited consolidated financial statements at Item 8 of this Annual Report.

Retail Water Operations

For fiscal years 2009, 2008 and 2007, our retail water operations accounted for approximately 40%, 34% and 41%, respectively, of our consolidated revenues. This business in the Cayman Islands produces and supplies water to end-users, including residential, commercial and government customers.

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

Unless renewed, our exclusive license expires in July 2010. We began  negotiations to renew this license in 2008. Unless we are in default under the license, and upon expiration of the license, the government may not grant a license to any other party without first offering the license to us on terms that are no less favorable than those which the government offers to a third party. We are not, nor have we been in the past, in default under the retail license.

During our retail license renewal negotiations conducted with representatives of the Cayman Island government during the fourth quarter of 2009, we were informed that the Cayman Island government seeks to restructure the terms of our retail license to employ a “rate of return on invested capital model’ similar to that governing the sale of water to most U.S. municipalities.  We have formally objected to the implementation of a “rate of return on invested capital model” on the basis that we believe that such a model would not promote the efficient operation of our water utility, and could ultimately increase water rates to our customers.  We believe such a model, if ultimately implemented, could significantly reduce the operating income we have historically generated from our retail license.

Facilities

Our retail operations in the Cayman Islands currently produce potable water at four reverse osmosis seawater conversion plants in Grand Cayman located at our Abel Castillo Water Works (“ACWW”, formerly Governor’s Harbour), West Bay and Britannia sites. We own the land for our ACWW and West Bay plants and have entered into a lease for the land for our Britannia plant which has more than 18 years remaining. The current production capacity of the two plants located at ACWW is 2.2 million U.S. gallons of water per day. This production capacity was expanded on a temporary basis during 2007 from the original capacity of 1.2 million U.S. gallons per day.  The temporary capacity was replaced by permanent production capacity which came online at the end of 2009.  The production capacity of the Britannia plant is 715,000 U.S. gallons of water per day. The Britannia plant was destroyed by Hurricane Ivan in September 2004 but was rebuilt and placed back in operation in October 2005. The production capacity of the West Bay plant is 910,000 U.S. gallons of water per day; we completed an expansion of the production capacity of this plant from 710,000 U.S. gallons of water per day in January 2008. Since the ACWW and West Bay plants began production of water and the Britannia plant was rebuilt, these plants have consistently been capable of operating at or near their rated capacity.

Electricity to our plants is supplied by Caribbean Utilities Co. Ltd., a publicly traded utility company. At all four plant sites from which we supply water to our distribution pipeline, we maintain diesel driven, standby generators with sufficient capacity to operate our distribution pumps and other essential equipment during any temporary interruptions in electricity supply. Standby generation capacity is also maintained at our West Bay Plant and ACWW plant to operate a portion of the water production capacity as well.

In the event of an emergency, our distribution system is connected to the distribution system of the Water Authority-Cayman. In prior years in order to efficiently maintain our equipment, we have purchased water from the Water Authority-Cayman for brief periods of time. We have also sold potable water to the Water Authority-Cayman.

Our pipeline system in the Cayman Islands covers the Seven Mile Beach and West Bay areas of Grand Cayman and consists of approximately 71 miles of polyvinylchloride and polyethylene pipeline. We extend our distribution system periodically as property developments are completed. We have a main pipe loop covering a major part of the Seven Mile Beach area. We place extensions of smaller diameter pipe off our main pipe to service new developments in our service area. This system of building branches from the main pipe keeps construction costs low and allows us to provide service to new areas in a timely manner. During 2009, we completed a number of small pipeline extensions into newly developed properties within our distribution system. Developers are responsible for laying the pipeline within their developments at their own cost, but in accordance with our specifications. When a development is completed, the developer then transfers operation and maintenance of the pipeline to us.

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

We bill our customers on a monthly basis based on metered consumption and bills are typically collected within 30 to 35 days after the billing date and receivables not collected within 45 days subject the customer to disconnection from water service. In 2009, 2008 and 2007, bad debts represented less than 1% of our total annual retail sales. Customers who have had their service disconnected must pay re-connection charges.

The following table sets forth our approximate total number of customer connections and the volume of water sold in the Cayman Islands as of, and for the indicated years ended December 31:

Retail Water Customer Connections and Volume of Water Sold

	2009	2008	2007	2006	2005
Number of Customer Connections	5,000	4,600	4,600	4,300	3,800

Volume of Water Sold (U.S. Gallons, In Thousands):
Commercial	543,658	534,614	554,087	562,702	427,439
Residential	218,662	211,090	202,988	173,665	157,924
Government	41,714	25,967	45,623	12,789	8,929
Total	804,034	771,671	802,698	749,156	594,292

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

Retail Water Demand and Average Sales Prices

The table below sets forth the total volume of water we supplied to our retail water customers on a quarterly basis for the indicated years ended December 31:

Retail Water Total Volume by Quarter
(U.S. Gallons, In Thousands)

	2009	2008	2007	2006	2005
First Quarter	217,890	203,899	215,044	207,572	145,295
Second Quarter	214,854	213,679	219,191	211,772	158,474
Third Quarter	194,076	194,971	187,796	174,490	136,784
Fourth Quarter	177,214	159,122	180,667	155,322	153,739
Total	804,034	771,671	802,698	749,156	594,292

Our average sales prices of potable water sold to our retail water customers for the indicated years ended December 31 were:

Retail Water Average Sales Prices

	2009	2008	2007
Average Sales Price Per 1,000 U.S. Gallons	$28.90	$28.99	$27.69

Bulk Water Operations

For fiscal years 2009, 2008 and 2007, our bulk water operations accounted for approximately 45%, 46% and 45%, respectively, of our consolidated revenues and are comprised of businesses in the Cayman Islands, The Bahamas and Belize. These businesses produce potable water from seawater and sell this water to governments and private customers.

Bulk Water Operations in the Cayman Islands

We sell bulk water in the Cayman Islands through our wholly-owned subsidiary OC-Cayman.

Facilities

We operate four reverse osmosis seawater conversion plants in Grand Cayman that are owned by the Water Authority-Cayman: the Red Gate Road, Lower Valley, North Sound and North Side Water Works plants, which have production capacities of approximately 1.3 million, 1.1 million, 1.6 million and 2.4 million U.S. gallons of water per day, respectively. The North Side Water Works (“NSWW”) plant was commissioned in June 2009.  The North Sound plant operating capacity was expanded from approximately 0.8 million U.S. gallons to 1.6 million U.S. gallons of water per day during 2007. The Red Gate plant was temporarily de-commissioned in December 2009 in order to carry out extensive rehabilitative and upgrade work to the plant.  We expect the Red Gate plant to be re-commissioned in April 2010.  The plants that we operate for the Water Authority-Cayman are located on land owned by the Cayman Islands government.

Customers

We provide bulk water on a take-or-pay basis to the Water Authority-Cayman, a government owned utility and regulatory agency, under various licenses and agreements. The Water Authority-Cayman in turn distributes that water to properties in the parts of Grand Cayman that are outside of our retail licensed area. During 2009, we supplied the Water Authority-Cayman with approximately 1.1 billion U.S. gallons of water.

In January 2001, we were granted a 7-year extension, effective December 2001, to the water supply license by the Cayman Islands government to supply desalinated water from the Red Gate Road plant through November 2008. Under the terms of the water production and supply license between OC-Cayman and the government of the Cayman Islands, we are allowed to use the property and the plant to produce approximately 1.3 million U.S. gallons of desalinated water per day for sale to the Water Authority-Cayman. On November 30, 2008, the Water Authority-Cayman took possession of the plant for no consideration, in accordance with the terms of the water production and supply license, and the license was also extended for a period of one year, during which time we are required to operate and maintain the plant. The plant was originally powered only by electricity, but was upgraded in 1994 to include diesel driven high-pressure pumps. In August 2008, the Water Authority-Cayman contracted with us to convert the high-pressure pumps back to electrical power and make other modifications and improvements to the plant. This work is expected to be completed in April 2010, for which OC-Cayman will obtain a seven year license and operating agreement for the plant.

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

On March 11, 2008, we signed a ten-year agreement with the Water Authority-Cayman to finance, design, build and operate a seawater reverse osmosis water production plant at their NSWW site on Grand Cayman. Under the terms of this license, OC-Cayman is obligated to deliver to the Water Authority-Cayman the amount of water it demands or 2.14 million U.S. gallons of water per day on average each month, whichever is less. The NSWW plant was completed in June 2009 and has a production capacity of 2.4 million U.S. gallons per day.

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

Customers

We are the exclusive provider of water in Ambergris Caye, Belize to Belize Water Services Ltd. (“BWSL”), which distributes the water through its own pipeline system to residential, commercial and tourist properties. BWSL distributes our water primarily to residential properties, small hotels, and businesses that serve the tourist market. The base price of water supplied, and adjustments thereto, are determined by the terms of the contract, which provides for annual adjustments based upon the movement in the government price indices specified in the contract, as well as monthly adjustments for changes in the cost of diesel fuel and electricity. Demand is less cyclical than in our other locations due to a higher proportion of residential to tourist demand. During 2009, we supplied BWSL with 151.7 million U.S. gallons of water.

We have an exclusive 23-year contract with BWSL to supply a minimum of 1.75 million U.S. gallons of water per week, or upon demand up to 2.1 million U.S. gallons per week, on a take or pay basis. This contract terminates on March 23, 2026. BWSL has the right, with six months advance notice to us before the termination date, to renew the contract for a further 25-year period on the same terms and conditions.

On October 3, 2005, a controlling interest in BWSL was sold back to the Belize government. This transaction effectively reversed the 2001 privatization of BWSL. This change in control of our customer has not affected our contractual arrangement with BWSL.

Bulk Water Operations in The Bahamas

In The Bahamas, we sell bulk water through our majority-owned subsidiary, CW-Bahamas.

Facilities

We currently supply bulk water in The Bahamas from our Windsor, Blue Hills and Bimini plants. We supply water from our Windsor plant under the terms of a 15-year water supply agreement dated May 7, 1996 effective March 1998. In October 2005, we temporarily expanded this plant’s capacity from 2.6 to 4.1 million U.S. gallons per day. During August 2006 we relocated some of the portable reverse osmosis units used to expand our Windsor plant to our retail water operations in the Cayman Islands, reducing our Windsor plant production capacity to 3.1 million U.S. gallons per day. We supply water from our Blue Hills plant under the terms of a twenty-year water supply agreement dated May 20, 2005, effective July 2006. The Blue Hills plant is capable of producing 7.2 million U.S. gallons of potable water per day, and is our largest seawater conversion facility to date.  The Bimini plant has a capacity of 115,000 U.S gallons per day.

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

Customers

We provide bulk water to the Water and Sewerage Corporation of The Bahamas (“WSC”), which distributes the water through its own pipeline system to residential, commercial and tourist properties on the Island of New Providence. During 2009, CW-Bahamas supplied WSC with approximately 3.1 billion U.S. gallons of water.

We are required to provide the WSC with at least 16.8 million U.S. gallons per week of potable water from our Windsor plant, and the WSC has contracted to purchase at least that amount from us on a take-or-pay basis. This water supply agreement expires on the later of March 1, 2013 or after the plant has produced approximately 13.1 billion U.S. gallons of water. At the conclusion of the initial term, the WSC has the option to:

•	extend the term for an additional five years at a rate to be negotiated;

•	exercise a right of first refusal to purchase any materials, equipment and facilities that CW-Bahamas intends to remove from the site, and negotiate a purchase price with CW-Bahamas; or

•	require CW-Bahamas to remove all materials, equipment and facilities from the site.

Within the past three years, we have incurred penalties relating to the Windsor plant for not meeting diesel fuel and electricity efficiencies specified in our water sale agreement with the WSC. These penalties totaled $63,433, $112,622, and $436,184 in 2009, 2008 and 2007, respectively. We have undertaken a program to replace certain equipment prone to repetitive failure, and in 2008 successfully completed a program which significantly reduced the adverse impact on our operations of the fouling tendency of the feed water to the plant.

We are required to provide the WSC with at least 33.6 million U.S. gallons per week of potable water from the Blue Hills plant, and the WSC has contracted to purchase at least that amount from us on a take-or-pay basis. This water supply agreement expires on the later of July 26, 2026 or after the plant has produced 35.0 billion U.S. gallons of water. At the conclusion of the initial term, the WSC has the option to:

•	extend the term for an additional five years at a rate to be negotiated;

•	exercise a right of first refusal to purchase any materials, equipment and facilities that CW-Bahamas intends to remove from the site, and negotiate a purchase price with CW-Bahamas; or

•	require CW-Bahamas to remove all materials, equipment and facilities from the site.

Bulk Water Demand and Average Sales Prices

The table below sets forth the total volume of water we supplied to our bulk water customers on a quarterly basis for the indicated years ended December 31:

Bulk Water Total Volume By Quarter
(U.S. Gallons, In Thousands)

	2009	2008	2007	2006	2005
First Quarter	1,086,979	1,066,238	1,101,720	585,297	441,498
Second Quarter	1,087,330	1,088,372	1,079,858	684,452	456,625
Third Quarter	1,119,447	1,046,255	1,070,677	1,040,096	442,404
Fourth Quarter	1,080,275	1,043,686	1,112,370	1,044,701	506,892
Total	4,374,031	4,244,551	4,364,625	3,354,546	1,847,419

Our average sales prices of potable water sold to our bulk water customers for the indicated years ended December 31 were as follows:

Bulk Water Average Sales Prices

	2009	2008	2007
Average Sales Price Per 1,000 U.S. Gallons	$5.92	$7.10	$5.57

Services Operations

For fiscal years 2009, 2008 and 2007, our services operations accounted for approximately 15%, 20%, and, 14%, respectively, of our consolidated revenues and are comprised of businesses in the Cayman Islands, the British Virgin Islands and Bermuda. These businesses provide engineering and management services, including designing and constructing desalination plants, and managing and operating plants owned by other companies. Through June 2007, we had a service contract for a plant in Barbados.  Revenues recorded from this contract amounted to $238,000 in 2007.

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

Customer

OC-BVI sells bulk water to the Government of The British Virgin Islands Water and Sewerage Department (“BVIW&S”), which distributes the water through its own pipeline system to residential, commercial and tourist properties on the islands of Tortola and Jost Van Dyke in the British Virgin Islands. During 2009, OC-BVI supplied BVIW&S with 576 million U.S. gallons of water from three desalination plants located at Baughers Bay and Bar Bay, Tortola, and the island of Jost Van Dyke in the British Virgin Islands.

Facilities

Through the end of 2009, OC-BVI operated a seawater reverse osmosis plant at Baughers Bay, Tortola, in the British Virgin Islands, which has a production capacity of 1.7 million U.S. gallons per day. The plant has an advanced energy recovery system, generates its own electrical power on site using two large diesel driven generator units and also purchases electricity from the BVI Electric Co. to power ancillary equipment and provide building lighting.

In October 2006, we were notified by OC-BVI that the Ministry of Communications and Works of the Government of the British Virgin Islands (the “Ministry”) had asserted a purported right of ownership of OC-BVI’s Baughers Bay desalination plant pursuant to the terms of a Water Supply Agreement dated May 1990 (the “1990 Agreement”) and had invited OC-BVI to submit a proposal for its continued involvement in the production of water at the Baughers Bay plant in light of the Ministry’s planned assumption of ownership. In November 2007 the Ministry commenced litigation against OC-BVI in the Eastern Supreme Court of the Caribbean seeking ownership of the Baughers Bay plant and was awarded ownership and possession of this plant by the Court in October 2009.  See further discussion at “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Material Commitments, Expenditures and Contingencies.”

In 2007, OC-BVI completed the construction of a 720,000 U.S. gallons per day plant at Bar Bay, Tortola, in the British Virgin Islands. This plant began supplying water to the BVI government in January 2009.  The definitive contract for the sale of water from this plant was signed in March 2010.  The contract has a term of seven years with a seven year renewal option exercisable by the BVI government.

OC-BVI’s plant on the island of Jost Van Dyke was expanded in 2009 and has a capacity of 60,000 U.S. gallons per day.  This plant operates under a contract with the BVI government that expires July 8, 2013.

Reverse Osmosis Technology

The conversion of seawater to potable water is called desalination. The two primary forms of desalination are distillation and reverse osmosis. Both methods are used throughout the world and technologies are improving to lower the costs of production. Reverse osmosis is a fluid separation process in which the saline water is pressurized and the fresh water is separated from the saline water by passing through a semi-permeable membrane which rejects the salts. The saline (or seawater) water is first passed through a pretreatment system, which generally consists of fine filtration and the addition of treatment chemicals if required. Pre-treatment removes suspended solids and organics which could cause fouling of the membrane surface. Next, a high-pressure pump pressurizes the saline water thus enabling a 40% conversion of the saline water to fresh water as it passes through the membrane, while 99% of the dissolved salts are rejected and remain the concentrated saline water. This remaining feed water which has now been concentrated is discharged without passing through the membrane. The remaining hydraulic energy in the concentrated feed water is transferred to the initial saline feed water with an energy recovery device thus reducing the total energy requirement for the reverse osmosis system. The final step is post-treatment, which consists of stabilizing the produced fresh water, thereby removing undesirable dissolved gases, adjusting the pH and providing chlorination to prepare it for distribution.

We use reverse osmosis technology to convert seawater to potable water at all of the plants we construct and operate. We believe that this technology is the most effective and efficient conversion process for our market. However, we are always seeking ways to maximize efficiencies in our current processes and investigating new, more efficient processes to convert seawater to potable water. The equipment at our plants is among the most energy efficient available and we monitor and maintain the equipment in an efficient manner. As a result of our decades of experience in seawater desalination, we believe that we have an expertise in the development and operation of desalination plants which is easily transferable to locations outside of our current operating areas.

Raw Materials and Sources of Supply

All materials, parts and supplies essential to our business operations are obtained from multiple sources and we use the latest industry technology. We do not manufacture any parts or components for equipment essential to our business. Our access to seawater for processing into potable water is granted through our licenses and contracts with governments of the various jurisdictions in which we have our operations.

Seasonal Variations in Our Business

Our operations are affected by the levels of tourism and are subject to seasonal variations in our service areas. Demand for our water in the Cayman Islands, Belize, the British Virgin Islands and The Bahamas is affected by variations in the level of tourism and local weather, primarily rainfall. Tourism in our service areas is affected by the economies of the tourists’ home countries, primarily the United States and Europe, terrorist activity and perceived threats thereof, and increased costs of fuel and airfares. We normally sell slightly more water during the first and second quarters, when the number of tourists is greater and local rainfall is less, than in the third and fourth quarters. We do not believe that our operations in Nassau and Tortola are subject to significant seasonal variations in demand.

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

The Cayman Islands

The Cayman Islands are a British Overseas Territory and have had a stable political climate since 1670, when the Treaty of Madrid ceded the Cayman Islands to England. The Queen of England appoints the Governor of the Cayman Islands to make laws with the advice and consent of the legislative assembly. There are 15 elected members of the legislative assembly and three members appointed by the Governor from the Civil Service. The Cabinet is responsible for day-to-day government operations. The Cabinet consists of five ministers who are chosen by the legislative assembly from its 15 popularly elected members, and the three Civil Service members. The elected members choose from among themselves a leader who is designated the Premier and is in effect the leader of the elected government. The Governor has reserved powers and the United Kingdom retains full control over foreign affairs and defense. The Cayman Islands are a common law jurisdiction and have adopted a legal system similar to that of the United Kingdom.

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

•	OC-Cayman pays full customs duties in respect of all plants that it operates for the Water Authority-Cayman.

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

The Government of Belize has exempted CW-Belize from certain customs duties and all revenue replacement duties until April 18, 2026, and had exempted CW-Belize from company taxes until January 28, 2006. Belize levies a gross receipts tax on corporations at a rate varying between 0.75% and 25%, depending on the type of business, and a corporate income tax at a rate of 25% of chargeable income. Gross receipts tax payable amounts are credited towards corporate income tax. The Government of Belize also implemented certain environmental taxes and a general sales tax effective July 1, 2006 and increased certain business and personal taxes and created new taxes effective March 1, 2005. Belize levies import duty on most imported items at rates varying between 0% and 45%, with most items attracting a rate of 20%. In 2008, it was determined that the tax exemption was no longer valid and CW-Belize paid approximately $156,000 of business and corporate income tax for the period 2004 through 2008. Under the terms of our water supply agreement with BWSL we are reimbursed by BWSL for all taxes and customs duties that we are required to pay and have recorded this reimbursement as an offset to our tax expense.

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

OC-BVI received an exemption under the water supply agreement with The British Virgin Islands government from all taxes, duties, levies and impositions on items which it imports for the Baughers Bay plant.  Under the terms of the March 2010 Bar Bay water sale agreement, OC-BVI must apply to the British Virgin Islands government for duty and tax concessions relating to the Bar Bay plant’s construction and operation.  In the event that such concessions are not granted or are partially granted, the British Virgin Islands government has agreed to allow OC-BVI to increase its water rate to account for any duties and taxes that are payable by OC-BVI.

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

According to the most recent information published by the Economics and Statistics Office of the Cayman Islands Government, the population of the Cayman Islands was estimated in December 2005 to be approximately 52,000. According to the figures published by the Department of Tourism Statistics Information Center, during the year ended December 31, 2009, tourist air arrivals decreased by 10.2% and tourist cruise ship arrivals decreased 2.1% over the same period in 2008.

Total visitors for the year decreased from 1.9 million in 2009 to 1.8 million in 2008. We believe that our water sales in the Cayman Islands are more positively impacted by tourists that arrive by air than by those arriving by cruise ship, since cruise ship tourists generally only remain on island for one day or less as they do not remain on island overnight.

Tourist air arrivals increased 6.8% and cruise ship arrivals increased 2.3% in January 2010, compared to the same period in 2009. At this time we are not able to determine whether these trends will continue through 2010.

In December 2005, the Ritz-Carlton Hotel, condominiums and golf course development began operations. This development is required to purchase potable water from us for the hotel and condominiums under the terms of our exclusive license agreement, but not for its golf course.

During 2002, the government of the Cayman Islands amended the Development and Planning Law to permit construction of buildings up to seven stories in certain zones within our license area, including commercial and hotel zones. Previously, buildings in these zones were only permitted to be built to three stories. We believe that this change in the law has and will continue to facilitate the development of certain properties within our license area that may have otherwise not developed under the old height restriction, and it has already facilitated the re-development of a number of existing properties, which have been demolished re-built under the terms of the new height restrictions.

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

Competition

Cayman Islands. Pursuant to our license granted by the Cayman Islands government, we have the exclusive right to provide potable, piped water within our licensed service area on Grand Cayman. At the present time, we are the only non-government-owned public water utility on Grand Cayman. The Cayman Islands government, through the Water Authority-Cayman, supplies water to parts of Grand Cayman located outside of our licensed service area. Although we have no competition within our exclusive retail license service area, our ability to expand our service area is at the discretion of the Cayman Island government. Prior to 1991, any owner of property within our exclusive retail license service area could install water-making equipment for its own use. Since 1991, that option is only available to private residences, although water plants in existence prior to 1991 can be maintained but not replaced or expanded. The Cayman Islands government, through the Water Authority-Cayman, supplies water to parts of Grand Cayman outside of our licensed service area. We have competed with such companies as GE Water, Veolia, and IDE for bulk water supply contracts with the Water Authority-Cayman.

Belize. On Ambergris Caye in Belize, our water supply contract with Belize Water Services Limited is exclusive, and Belize Water Services Limited can no longer seek contracts with other water suppliers, or produce water themselves, to meet their future needs in San Pedro, Ambergris Caye, Belize.

The Bahamas. On South Bimini Island in The Bahamas, we supply water to a private developer and do not have competitors. GE Water operates a seawater desalination plant on North Bimini Island. We competed with companies such as GE Water, Veolia, IDE,  Inima and Biwater for the new contract with the Bahamian government to build and operate a seawater desalination plant at Blue Hills, New Providence, Bahamas. We expect to compete with these companies and others for future water supply contracts in The Bahamas.

British Virgin Islands. In the British Virgin Islands, GE Water operates seawater desalination plants in West End and Sea Cows Bay, Tortola, and on Virgin Gorda and generally bids against OC-BVI for projects.  Biwater PLC was recently awarded a 16 year contract to construct and operate a 2.75 million US gallon per day desalination plant in Tortola for the British Virgin Islands government.  This contract was negotiated solely with Biwater and did not go to competitive tender.

To implement our growth strategy outside our existing operating areas, we will have to compete with some of the same companies we competed with for the Blue Hills project in Nassau, Bahamas such as GE Water, Veolia, IDE Technologies, Inima, and Biwater and as well as other smaller companies like Seven Seas Water. Some of these companies currently operate in areas in which we would like to expand our operations and already maintain worldwide operations having greater financial, managerial and other resources than our company. We believe that our low overhead costs, knowledge of local markets and conditions and our efficient manner of operating desalinated water production and distribution equipment provide us with the capabilities to effectively compete for new projects in the Caribbean basin and surrounding areas.

Environmental Matters

Cayman Islands. With respect to our Cayman Islands operations, although not required by local government regulations, we operate our water plants in accordance with guidelines of the Cayman Islands Department of Environment. We are licensed by the government to discharge concentrated seawater, which is a byproduct of our desalination process, into deep disposal wells.

Our Cayman Islands license requires that our potable water quality meet the World Health Organization’s Guidelines for Drinking Water Quality and contain less than 200 mg/l of total dissolved solids. We completed upgrades to our ACWW, West Bay and Britannia plants before October 1, 2003, and we meet all of the water quality requirements in our Cayman license. In addition, noise levels at our plants cannot exceed the standards established by the U.S. Occupational Safety and Health Act.

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

Employees

As of March 3, 2010, we employed a total of 120 persons, 73 in the Cayman Islands, 20 in The Bahamas, 19 in the United States, two in Bermuda and six in Belize. We also managed the eight employees of OC-BVI in the British Virgin Islands. We have eight management personnel and 27 administrative and clerical employees. The remaining employees are engaged in engineering, purchasing, plant maintenance and operations, pipe laying and repair, leak detection, new customer connections, meter reading and laboratory analysis of water quality. None of our employees is a party to a collective bargaining agreement. We consider our relationships with our employees to be good.

Available Information

Our website address is http://www.cwco.com. Information contained on our website is not incorporated by reference into this Annual Report, and you should not consider information contained on our website as part of this Annual Report.

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

You may access, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, plus amendments to such reports as filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, on our website and on the website of the Securities and Exchange Commission (the “SEC”) as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. In addition, paper copies of these documents may be obtained free of charge by writing us at the following address: Consolidated Water Co. Ltd., Regatta Office Park , Windward Three, 4th Floor, West Bay Road, P.O. Box 1114, Grand Cayman, KY1-1102, Cayman Islands, Attention: Investor Relations; or by calling us at (345) 945-4277.

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

In the Cayman Islands, we provide water to retail customers under a license, issued to us in July 1990 by the Cayman Islands government that grants us the exclusive right to provide water to retail customers within our licensed service area. Our service area is comprised of an area on Grand Cayman that includes the Seven Mile Beach and West Bay areas, two of the three most populated areas in the Cayman Islands. For the year ended December 31, 2009, we generated approximately 40% of our consolidated revenues and 58% of our consolidated gross profits from the retail water operations conducted pursuant to our exclusive license. Our license expires in July 2010. If we are not in default of any terms of the license, we have a right of first refusal to renew the license on terms that are no less favorable than those that the government offers to any third party.

During our retail license renewal negotiations conducted with representatives of the Cayman Island government during the fourth quarter of 2009 we were informed that the Cayman Island government seeks to restructure the terms of our license to employ a “rate of return on invested capital model’ similar to that governing the sale of water to most U.S. municipalities.  We have formally objected to the implementation of a “rate of return on invested capital model” on the basis that we believe that such a model would not promote the efficient operation of our water utility, and could ultimately increase water rates to our customers. We believe such a model, if ultimately implemented, could significantly reduce the operating income we have historically generated from our retail license.

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

The value of our investment in our affiliate OC-BVI is dependent upon the collection of amounts recently awarded by the Eastern Supreme Court of the Caribbean.

Since expiration in May 1999 of the initial term of their bulk water supply agreement dated May 1990 (the “1990 Agreement”), OC-BVI has supplied water to the British Virgin Islands Water and Sewerage Department under what OC-BVI considers to be a month-to-month supply arrangement. Under this arrangement, the British Virgin Islands government could cease purchasing water from OC-BVI at any time. Subsequent to May 1999, OC-BVI continued to make attempts to negotiate a new water supply agreement.

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

After conducting hearings on October 12 and 16, 2009, on October 28, 2009, the Court ordered the BVI government to pay OC-BVI at the rate of $13.91 per thousand imperial gallons for water produced by OC-BVI from December 20, 2007 to present, which amounted to a total recovery for OC-BVI of $10.3 million as of September 30, 2009.  The BVI government made a payment of $2 million to OC-BVI under the Court order during the fourth quarter of 2009.

On October 28, 2009, OC-BVI filed an appeal with the Eastern Caribbean Court of Appeals (the “Appellate Court”) asking the Appellate Court to review the September 17, 2009 ruling by the Eastern Caribbean Supreme Court as it relates to OC-BVI’s claim for compensation for improvements to the Baughers Bay plant.

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

After considering the September and October 2009 rulings of the Court of the Caribbean relating to the Baughers Bay dispute, we determined that the carrying value of our investment in OC-BVI exceeded the estimated fair value for our investment in OC-BVI by approximately $160,000 as of September 30, 2009 and therefore recognized an impairment loss of this amount on this investment during the three months ended September 30, 2009. In February 2010, the BVI government announced it had signed a long term contract with Biwater, PLC for the construction of a new water plant to serve Tortola.  We believe this new contract with Biwater makes it unlikely that OC-BVI will be able to obtain a new long-term operating contract for Baughers Bay.  Accordingly, our calculation of the estimated fair value of our equity investment in OC-BVI as of December 31, 2009 did not include any future cash flows to OC-BVI from a long term operating contract for the Baughers Bay plant and as a result we recorded an additional impairment loss for our equity investment in OC-BVI of $(4,500,000) during the fourth quarter of 2009.  The remaining carrying value of our investment in OC-BVI of $9,157,995 at December 31, 2009 assumes OC-BVI will collect in full the remaining $8 million awarded by the Court and will not be required to return any of the $2 million paid to date by the BVI government on the award.   Should the BVI government be successful in its appeal to reduce the $10 million award we will be required to record an additional impairment charge in an amount equal to any reduction in the amount previously awarded.  Such impairment loss would reduce our earnings and could have a significant adverse impact on our results of operations, financial condition and cash flows.

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

Our top two bulk water customers, the Water Authority-Cayman and the WSC, accounted for approximately 15% and 26%, respectively, of our consolidated revenues for the year ended December 31, 2009. If either of these customers terminate or decide not to renew their contracts with us, or renew such contracts on terms that are less favorable to us, or become unable for financial or other reasons to comply with the terms of our contracts with them, our results of operations and financial condition would be adversely affected.

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

Our success depends upon the abilities of our executive officers. In particular, the loss of the services of Fredrick W. McTaggart, our President and Chief Executive Officer, could be detrimental to our operations and our continued success. Mr. McTaggart has an employment agreement expiring on December 31, 2012. Each year, the term of this agreement may be extended for an additional year. However, we cannot guarantee that Mr. McTaggart will continue to work for us during the term of his agreement or will enter into any extensions thereof.

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

Our strategy contemplates potential entry into new markets where we believe a demand for potable water exists beyond the current supply of potable water in those markets.  We may incur significant business development expenses in the pursuit of new markets prior to obtaining a contract for services in these markets, and such expenses could have an adverse impact on our results of operations.  We may decide to enter such markets by building new reverse osmosis desalination plants before we have obtained a contract for the sale of water produced by the new plant or before we have established a customer base for the water produced by the new plant. If after completing such plant we are unable to obtain a contract or sufficient number of customers for the plant, we may be unable to recover the cost of our investment in the plant, which could have a material adverse effect on our financial condition, results of operations and cash flows.

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

We are incorporated under the laws of the Cayman Islands and a substantial portion of our assets are located outside of the United States. In addition, 11 out of 15 of our directors and officers reside outside the United States. As a result, it may be difficult for investors to affect service of process within the United States upon us and such other persons, or to enforce judgments obtained against such persons in United States courts, and bring any action, including actions predicated upon the civil liability provisions of the United States securities laws. In addition, it may be difficult for investors to enforce, in original actions brought in courts or jurisdictions located outside of the United States, rights predicated upon the United States securities laws.

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

During the year ended December 31, 2009, the average daily trading volume of our common shares was approximately 94,284 shares, a much lower trading volume than the stock of many other companies listed on the NASDAQ Global Select Market. A public trading market having the desired characteristics of depth, liquidity and orderliness depends on the presence in the market of willing buyers and sellers of our common shares at any given time. This presence in turn depends on the individual decisions of investors and general economic and market conditions over which we have no control. As a consequence of the limited volume of trading in our common shares, an investor in our stock may have difficulty selling a large number of our common shares in the manner or at the price that might be attainable if our common shares were more actively traded. In addition, as a result of our low trading volume, the market price of our common shares may not accurately reflect their value.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2.      PROPERTIES

Cayman Island Properties

Abel Castillo Water Works (formerly Governor’s Harbour)

We own our Abel Castillo Water Works (“ACWW”) site and the 12,812 square feet of buildings, which contain two reverse osmosis water treatment plants, a distribution pump house and warehouse space, and operate and maintain the site through our wholly-owned subsidiary, Cayman Water. The site is located on 3.2 acres, including 485 feet of waterfront. The current water production capacity of our site is 2.2 million U.S. gallons per day by two separate water plants designated GHB-1 and GHB-2 with rated production capacities of 1.2 million and 1 million US gallons per day respectively. On this site we also have three 1.0 million U.S. gallon potable water storage tanks and a high service distribution pump house.

We own an approximately 1 acre property adjacent to our ACWW plant which we purchased in 2007 to provide space for future additional water production and storage facilities. An approximately 8,000 square foot, single story concrete block building is currently on the site, which was formerly used as a school. We expect to demolish this building in the future in order to utilize this site for its ultimate intended purpose.

West Bay Plant

We own, operate and maintain our West Bay plant in Grand Cayman, which is located on 6.1 acres in West Bay. The plant began operating in 1995 and was expanded in 1998, 2000 and 2008. On this site we have a 2,600 square foot building which houses our water production facilities, a 2,400 square foot building which houses the potable water distribution pumps, a water quality testing laboratory, and office space and water storage capacity consisting of three 1.0 million U.S. gallon potable water tanks. The capacity of our West Bay plant was expanded to 910,000 U.S. gallons per day in 2008.

Britannia Plant

We own the Britannia seawater desalination plant in Grand Cayman, which consists of a seawater reverse osmosis production plant with a capacity of 715,000 U.S. gallons of water per day, an 840,000 U.S. gallon bolted steel water tank, potable water high service pumps, and various ancillary equipment to support the operation. We have entered into a lease of the 0.73 acre site and steel frame building which houses the plant from Cayman Hotel and Golf Inc., for a term of 25 years at an annual rent of $1.00.

Distribution System

We own our Seven Mile Beach and West Bay potable water distribution systems in Grand Cayman. The combined systems consist of polyvinyl chloride and polyethylene water pipes, valves, curb stops, meter boxes, and water meters installed in accordance to accepted engineering standards in the United States of America.

Corporate Office

We lease approximately 5,500 square feet of office space at the Regatta Office Park, West Bay Road, Grand Cayman, Cayman Islands. In October 2007, we exercised an option to extend this lease through April 30, 2011.

Red Gate Road Plant

Under the terms of the water production and supply license between OC-Cayman and the government of the Cayman Islands, OC-Cayman is allowed to use the property and the plant for the Red Gate Road plant to produce approximately 1.3 million U.S. gallons of desalinated water per day for sale to the Water Authority-Cayman. On November 30, 2008, the license was extended for a period of one year, during which time OC-Cayman was required to continue to operate and maintain the plant. The plant was originally powered only by electricity, but was upgraded in 1994 to include diesel driven high-pressure pumps. In August 2008, the Water Authority-Cayman asked OC-Cayman to convert the high-pressure pumps back to electrical power and make other modifications and improvements to the plant. This work is expected to be completed by April 2010, for which OC-Cayman will obtain a seven year license and operating agreement for the plant.

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

OC-Cayman leases the property on which the plant is located from the Water Authority-Cayman for a minimal annual rent for the duration of the operating agreement, which originally was set to expire on March 9, 2006, but was extended effective January 2006 with the seven-year extension of the license. Responsibility for operation of the plant passes to the Water Authority-Cayman upon expiration of the operating agreement.

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

North Side Water Works Plant (NSWW)

Construction of this plant was completed in June 2009. OC-Cayman provided the plant and equipment to the Water Authority-Cayman under a ten-year vendor-financed sale and operating agreement. OC-Cayman operates the electrically powered plant which can supply up to approximately 2.38 million U.S. gallons of desalinated water per day to the Water Authority-Cayman. OC-Cayman leases the property on which the plant is located from the Water Authority-Cayman for a minimal annual rent, for the duration of the sale and operating agreement. Responsibility for operation of the plant passes to the Water Authority-Cayman upon expiration of the sale and operating agreement.

Belize Properties

We own our San Pedro water production facility in Ambergris Caye, Belize. The plant consists of a one story concrete block building, which contains a seawater RO water production plant with a production capacity of 550,000 U.S. gallons per day. We lease the land on which our plant is located from the Government of Belize at an annual rent of BZE$1.00. This lease expires in April 2026.

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

We own a water production facility, the Windsor plant, located in Nassau, New Providence, with a production capacity of 3.1 million U.S. gallons per day. The plant is powered by a combination of diesel engine-driven high-pressure pumps, and electrical power purchased from the Bahamas Electricity Corporation to power all other loads in the plant. The plant is contained within a 13,000 sq. ft. concrete and steel building that also contains a warehouse, workshop and offices. It is located on land owned by the Water and Sewerage Corporation of The Bahamas and our 15 year water sales agreement gives us a license to use the land throughout the term of that agreement.

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

U.S. Property

In July 2005, we guaranteed the financial obligations of a five year lease in Deerfield Beach, Florida for approximately 7,200 square feet of office and warehouse space for Aquilex, Inc., our wholly-owned subsidiary that was incorporated in the United States for the purpose of providing financial, engineering and supply chain management support services to our operating subsidiaries.

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

Our affiliate, OC-BVI, is involved in litigation with the BVI government.  For information relating to this dispute, see “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations Material Commitments, Expenditures and Contingencies.”

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

	High	Low
First Quarter 2009	$12.71	$6.56
Second Quarter 2009	18.18	10.30
Third Quarter 2009	19.96	14.85
Fourth Quarter 2009	14.29	12.63

First Quarter 2008	$28.78	$18.00
Second Quarter 2008	24.95	15.92
Third Quarter 2008	23.20	16.00
Fourth Quarter 2008	15.12	8.64

No trading market exists for our redeemable preferred shares, which are only issued to, or purchased by, long-term employees of our company and must be held by these employees for a period of four years before they vest.

On October 12, 2009, we issued 3,928 shares of common stock to our directors under the Non-Executive Directors’ Share Plan in consideration for their service on our Board of Directors and the committees thereof. See “Item 11. Executive Compensation — Director Compensation.”

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

Our 2,023,850 Bahamian Depository Receipts (“BDRs”) are listed and traded only on the Bahamian International Stock Exchange (“BISX”). Currently 404,770 shares of our common stock underlie the BDRs and are held in a custodial account in The Bahamas. The BDRs are subject to dividend payments, when and if declared, in proportion to their relative value to our common shares.

Holders

On March 10, 2010, we had 859 holders of record of our common stock.

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

Fourth Quarter 2009	$0.075	Per Share
Third Quarter 2009	0.075	Per Share
Second Quarter 2009	0.065	Per Share
First Quarter 2009	0.065	Per Share

Fourth Quarter 2008	$0.065	Per Share
Third Quarter 2008	0.065	Per Share
Second Quarter 2008	0.065	Per Share
First Quarter 2008	0.13	Per Share

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

ITEM 6.      SELECTED FINANCIAL DATA

The table below contains selected financial data, expressed in U.S. dollars, derived from our audited consolidated financial statements for each of the years in the five-year period ended December 31, 2009. Our consolidated financial statements are prepared in accordance with the accounting principles generally accepted in the United States (“US-GAAP”). As a result, all financial information presented herein has been prepared in accordance with US-GAAP. This selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and with our consolidated financial statements and related notes thereto contained elsewhere in this Annual Report.

	Year Ended December 31,
	2009	2008	2007	2006	2005
Statement of Income Data:
Revenue (1)	$58,019,517	$65,678,959	$54,076,865	$42,607,330	$28,365,680
Net Income	6,098,571	7,209,716	11,387,651	7,521,126	5,514,258
Balance Sheet Data:
Total Assets	154,475,781	154,656,574	149,330,884	138,961,343	88,365,191
Long Term Debt Obligations (including current portion)	21,129,267	22,358,340	23,500,593	24,654,660	19,378,212
Redeemable Preferred Stock	10,315	10,420	12,650	14,983	19,382
Noncontrolling interests	1,449,030	2,020,721	1,954,754	1,495,755	833,695
Dividends Declared Per Share	$0.28	$0.325	$0.195	$0.24	$0.24
Basic Earnings Per Share	$0.42	$0.50	$0.79	$0.60	$0.47
Weighted Average Number of Shares	14,535,192	14,519,847	14,404,732	12,440,195	11,767,573
Diluted Earnings Per Share	$0.42	$0.50	$0.79	$0.59	$0.45
Weighted Average Number of Shares	14,588,144	14,538,971	14,495,364	12,737,486	12,161,407

(1)   During the fourth quarter of 2008, we reclassified to revenues certain amounts charged to our customers for increases in energy costs. Such amounts had previously been reflected in our consolidated results of operations as a reduction of the energy component of our cost of revenues. These reclassifications had no impact on previously reported amounts of gross profit or net income. Revenues amounts presented above have been revised consistent with this reclassification for all years presented.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OFOPERATIONS

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

Our operations and activities are now conducted at 16 plants in five countries: the Cayman Islands, The Bahamas, the British Virgin Islands, Belize and Bermuda and in three business segments: retail, bulk and services. The following table sets forth the comparative combined production capacity of our retail, bulk and affiliate operations as of December 31 of each year.

Comparative Operations
2009			2008
Location	Plants	Capacity(1)	Location	Plants	Capacity(1)
Cayman Islands	8	10.2	Cayman Islands	6	7.8
Bahamas	3	10.4	Bahamas	3	10.4
Belize	1	0.6	Belize	1	0.6
British Virgin Islands	3	2.5	British Virgin Islands	3	2.4
Bermuda	1	0.6	Bermuda	1	0.6
Total	16	24.3	Total	14	21.8

(1)	In millions of U.S. gallons per day.

Cayman Islands

We have been operating our business on Grand Cayman Island since 1973 and have been using RO technology to convert seawater to potable water since 1989. There is a limited natural supply of fresh water on the Cayman Islands. We currently have an exclusive license from the Cayman Islands government to process potable water from seawater and then sell and distribute that water by pipeline to Seven Mile Beach and West Bay, Grand Cayman. Our operations consist of eight reverse osmosis seawater conversion plants which provide water to approximately 5,000 retail residential and commercial customers within a government licensed area and bulk water sales to the Water Authority-Cayman. Our pipeline system in the Cayman Islands covers the Seven Mile Beach and West Bay areas of Grand Cayman and consists of approximately 71 miles of polyvinyl chloride and high density polyethylene pipe. During 2009, we supplied approximately 804 million U.S. gallons (2008: 772 million U.S. gallons) of water to our retail water customers and 1,108 million U.S. gallons (2008: 1,045 million U.S. gallons) to our bulk customers in Grand Cayman.

Bahamas

CW-Bahamas produces potable water from three reverse osmosis seawater conversion plants. Two of these plants, the Windsor plant and the Blue Hills plant, are located in New Providence and have a total installed capacity of 10.4 million U.S. gallons per day. CW-Bahamas supplies water from these plants on a take or pay basis to the Water and Sewerage Corporation of The Bahamas under long-term build, own and operate supply agreements. During 2009, we supplied approximately 3.1 billion U.S. gallons (2008: 3.2 billion U.S. gallons) of water to the Water and Sewerage Corporation from these plants. CW-Bahamas’ third plant is located in Bimini, has a capacity of 115,000 U.S. gallons per day, and provides potable water to the Bimini Sands Resort and to the Bimini Beach Hotel. During 2009, we supplied approximately 6.1 million U.S. gallons (2008: 6.0 million U.S. gallons) of water to these customers. We have also sold water intermittently to the WSC from our Bimini plant when their regular supply was unavailable. During 2009, we supplied the WSC with 0.5 million U.S. gallons of water from our Bimini plant.

Belize

Our Belize operation, which was acquired on July 21, 2000, consists of one reverse osmosis seawater conversion plant on Ambergris Caye, Belize, Central America capable of producing 550,000 U.S. gallons per day. We sell water to one customer, Belize Water Services Limited, which then distributes the water through its own distribution system to residential, commercial and tourist properties on Ambergris Caye. During 2009, we supplied approximately 152 million U.S. gallons (2008: 155 million U.S. gallons) of water to our Bulk water customer in Belize.

British Virgin Islands

We hold an equity position in, and shared management of, OC-BVI. This affiliate produces potable water from two reverse osmosis seawater conversion plants in Tortola, British Virgin Islands. These plants have a total installed capacity of 2.4 million U.S. gallons per day and provide water to the Department of Water and Sewerage of the Ministry of Communications and Works of the Government of the British Virgin Islands. OC-BVI’s third plant, located on the island of Jost van Dyke, has a capacity of 60,000 U.S. gallons per day and provides potable water to the Department of Water and Sewerage of the British Virgin Islands Government. During 2009, OC-BVI supplied approximately 531 million U.S. gallons (2008: 536 million U.S. gallons) of water to its customer.

Bermuda

In June 2006, we formed a Bermuda-based affiliate, CW-Bermuda with two other shareholders. We own 40% of the equity interest and voting rights of CW-Bermuda. CW-Bermuda entered into a contract with the Government of Bermuda for the design, construction, sale and operation of a desalination plant in two phases, located on Tynes Bay along the northern coast of Bermuda. The plant was completed at the end of 2008 and began operating during the second quarter of 2009.  We expect to operate the plant until mid 2011.

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

Valuation of Equity Investment in Affiliate. We account for our investment in OC-BVI under the equity method of accounting for investments in common stock.   This method requires recognition of a loss on an equity investment that is other than temporary, and indicates that a current fair value of an equity investment that is less than its carrying amount may indicate a loss in the value of the investment. OC-BVI’s on-going dispute with the BVI government relating to its Baughers Bay plant may indicate that the current fair value of our investment in OC-BVI is less than our carrying value for this investment.

As a quoted market price for OC-BVI’s stock is not available, to test for possible impairment of our investment in OC-BVI we estimate its fair value by calculating the expected cash flows from our investment in OC-BVI by (i) identifying various possible outcomes of the Baughers Bay dispute; (ii) estimating the cash flows associated with each possible outcome, and (iii) assigning a probability to each outcome based upon discussions held to date by OC-BVI’s management with the BVI government and OC-BVI’s legal counsel. The resulting probability weighted sum represents the expected cash flows, and our best estimate of future cash flows, to be derived from our investment in OC-BVI.

The identification of the possible outcomes for the Baughers Bay dispute, the projections of cash flows for each outcome, and the assignment of relative probabilities to each outcome all represent significant estimates made by us. While we have used our best judgment to identify the possible outcomes and expected cash flows for these outcomes and assign relative probabilities to each outcome, these estimates are by their nature highly subjective and are also subject to material change by our management over time based upon additional information from OC-BVI’s management and legal counsel, a change in the status of negotiations and/or OC-BVI’s litigation with the BVI government. After considering the September and October 2009 rulings of the Eastern Supreme Court of the Caribbean relating to the Baughers Bay dispute, we determined that the carrying value of our investment in OC-BVI exceeded the estimated fair value for our investment in OC-BVI by approximately $160,000 as of September 30, 2009 and therefore recognized an impairment loss of this amount on this investment during the three months ended September 30, 2009.   In February 2010, the BVI government announced that it had signed a 16 year contract with Biwater, PLC for the construction and operation of a water plant with a production capacity of 2.75 million U.S. gallons per day.  This new plant will provide potable water to the greater Tortola area and we believe will replace the current production of the Baughers Bay plant.  As a result of the decision by the BVI government to enter into the agreement with Biwater PLC, we now believe it unlikely that OC-BVI will derive any significant future revenues from an operating contract for the Baughers Bay plant.  Consequently, we determined that an additional impairment loss of $(4,500,000) was required (and was recorded) during the fourth quarter of 2009 to reduce our investment in OC-BVI to its estimated fair value.

The Appellate Court could ultimately overturn the ruling of the Court requiring the BVI government to pay OC-BVI at the rate of $13.91 per thousand imperial gallons for water previously supplied.    If this occurs, the actual cash flows from OC-BVI will vary materially from the expected cash flows we used in determining OC-BVI’s fair value as of December 31, 2009, and we would be required to record an additional loss to reduce the carrying value of our investment in OC-BVI. Such impairment loss would reduce our earnings and could have a material adverse impact on our results of operations and financial condition.

Goodwill and other intangible assets. Goodwill represents the excess costs over fair value of the assets of an acquired business. Goodwill and intangible assets acquired in a business combination accounted for as a purchase and determined to have an indefinite useful life are not amortized, but are tested for impairment at least annually.  Generally accepted accounting principles  require the amortization of intangible assets with estimable useful lives over their respective estimated useful lives to their estimated residual values, and reviewed for impairment periodically.  We evaluate the possible impairment of goodwill annually.  Management identifies our reporting units and determines the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units. We determine the fair value of each reporting unit by calculating the expected cash flows from each reporting unit and compare the fair value to the carrying amount of the reporting unit. To the extent the carrying amount of the reporting unit exceeds the fair value of the reporting unit, we are required to perform the second step of the impairment test, as this is an indication that the reporting unit goodwill may be impaired. In this step, we compare the implied fair value of the reporting unit goodwill with the carrying amount of the reporting unit goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit to all the assets (recognized and unrecognized) and liabilities of the reporting unit in a manner similar to a purchase price allocation. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. If the implied fair value is less than its carrying amount, the impairment loss is recorded. Based upon our annual tests to date, we have not experienced any impairment losses on our recorded amounts of goodwill.

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

Quarterly Results of Operations

The following table presents unaudited quarterly results of operations for the eight quarters ended December 31, 2009. We believe that all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly such quarterly information.

	Year Ended December 31, 2009
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenues	$15,864,055	$15,454,998	$13,526,059	$13,174,405
Gross profit	5,980,500	7,587,053	5,036,068	4,395,456
Net income (loss)	2,550,158	3,867,616	657,900	(977,103)
Diluted earnings per share	0.18	0.26	0.05	(0.07)

	Year Ended December 31, 2008
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenues	$14,291,562	$17,842,585	$17,204,593	$16,340,219
Gross profit	4,536,058	4,907,175	4,625,261	4,565,349
Net income	1,673,867	1,979,623	1,780,017	1,776,209
Diluted earnings per share	0.12	0.14	0.12	0.12

Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and accompanying notes included under Part II, Item 8 of this Annual Report.

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

Consolidated Results

Net income attributable to controlling interests for the year ended December  31, 2009 was $6,098,571 ($0.42 per share on a fully-diluted basis) as compared to $7,209,716 ($0.50 per share on a fully-diluted basis) for the year ended December 31, 2008. Our results for both of these years were adversely affected by the losses we recorded for our equity investment in OC-BVI which amounted to $(5,685,968) and $(2,345,612) for 2009 and 2008, respectively.

Total revenues for the years ended December 31, 2009 and 2008 were $58,019,517 and $65,678,959, respectively.  The decrease in consolidated revenues from 2008 to 2009 reflects lower revenues for our bulk and services segments. Gross profit for the year ended December 31, 2009 was $22,999,077 or 40% of total revenues, as compared to $18,633,843 or 28% of total revenues, for the year ended December 31, 2008. All three segments reported increased gross profits for 2009 as compared to 2008.  For further discussion of revenues and gross profit for the year ended December 31, 2009, see the “Results by Segment” analysis that follows.

General and administrative (“G&A”) expenses on a consolidated basis were $10,101,257 for the year ended December 31, 2009 as compared to $8,789,185 for 2008. Increases in (i) employee costs of approximately $585,000 attributable to salary increases, incremental hires, accrued bonuses and stock option compensation; (ii) professional fees of approximately $63,000; (iii) insurance expenses of $94,000 due to higher premiums; (iv) bank charges of approximately $158,000 resulting from our Bahamas subsidiary’s conversion of  Bahamian dollars to U.S. dollars and the subsequent transfer of such dollars to other Company bank accounts; and (v) costs incurred of approximately $90,000 to bid new projects constituted the majority of the additional G&A expense for 2009. Our G&A expense for 2009 also includes approximately $183,000 in penalties and interest assessed against our Belize subsidiary for delinquent business taxes.  These penalties and interest arose because we were erroneously informed in the past that our Belize subsidiary was not subject to these taxes.

Interest income decreased, from $1,393,691 in 2008 to $917,330 in 2009, as a result of a reduction in the rates of interest earned on the average balances invested in interest bearing deposit accounts.

See further discussion of the OC-BVI situation at “Liquidity and Capital Resources — Material Commitments, Contingencies and Expenditures — OC-BVI Contract Dispute ..”

Results by Segment

Retail Segment:

The retail segment contributed $5,212,180 to our income from operations for the year ended December 31, 2009, as compared to $4,652,610 for the year ended December 31, 2008.

Revenues generated by our retail water operations were $23,239,756 and $22,369,806 for the years ended December 31, 2009 and 2008, respectively.  The volume of water sold increased by 4% in 2009 from 2008.  This increase in volume and inflation index related increases in base water rates that went into effect during the first quarter of 2009 served to offset a decrease of approximately $1,014,000 in revenues attributable to our pass-through billing of energy costs to our customers, as energy prices declined significantly from 2008 to 2009.

Retail segment gross profit was $13,427,322 (58% of revenues) and $11,803,059 (53% of revenues) for the years ended December 31, 2009 and 2008, respectively.  The retail segment’s gross profit percentage in 2009 benefited from a reduction in certain operating and maintenance costs, lower energy prices and inflation index related increases in base water rates that went into effect in the first quarter of 2009.

Consistent with prior periods, we record all non-direct G&A expenses in our retail business segment and do not allocate any of these non-direct costs to our other two business segments. Retail G&A expenses for the year ended December 31, 2009 were $8,215,142, up $1,064,693 from the $7,150,449 in G&A expenses for the year ended December 31, 2008. Employee costs for 2009 exceeded those for 2008 by approximately $615,000 due to salary increases, new hires, accrued bonuses and stock option expense . Costs incurred in connection with bidding for new projects in 2009 exceeded such costs for 2008 by approximately $90,000 and professional fees for 2009 were approximately $63,000 higher than for 2008.

Bulk Segment:

The bulk segment contributed $4,078,781 and $3,184,107 to our income from operations for the years ended December 31, 2009 and 2008, respectively.

Bulk segment revenues in 2009 and 2008 were $25,905,077 and $30,121,536, respectively. Total gallons of water sold by the bulk segment increased by 2% in 2009 from 2008.  However, revenues from the bulk segment decreased from 2008 to 2009 due to a reduction in energy costs passed through to our customers, as diesel and electricity prices were significantly lower in 2009 than in 2008.

Gross profit for our bulk segment was $5,755,108 and $4,563,704 for the years ended December 31, 2009 and 2008, respectively. Gross profit as a percentage of bulk revenues was 22% for 2009 and 15% for 2008. Approximately $778,000 of the increase from 2008 to 2009 in bulk gross profits is attributable to our Cayman operations, which benefited from (i) the expiration of the original contract for the Red Gate plant and the elimination of approximately $400,000 in amortization expense for the intangible asset associated with this contract; and (ii) the annual inflation index related increases in base water rates that went into effect during the first quarter of 2009.  Our Bahamas operations generated approximately $264,000 more in gross profits in 2009 than 2008 as a result of improved operating efficiencies for our Windsor operations located in Nassau, New Providence. We constructed and commissioned new feed water wells and replaced the reverse osmosis membranes on 50% of our production trains at our Windsor plant effective September 2008 and replaced the reverse osmosis membranes on the remaining production trains at the Windsor plant during the quarter ended June 30, 2009.  These capital expenditures improved the energy efficiency of the Windsor plant.  In addition, last year we implemented an improved feed water pretreatment regime at our Blue Hills plant in Nassau which has reduced electrical power consumption at that plant.   Our overall bulk segment gross profit percentage for 2009 also benefited from a reduction in diesel and electricity prices.

Bulk segment G&A expenses for the year ended December 31, 2009 increased to $1,676,327 from $1,379,597 for the same period in 2008 primarily as a result of approximately $183,000 in penalties and interest assessed to our Belize operations during the first quarter of 2009 relating to delinquent business taxes (these penalties and interest arose because we were erroneously informed in the past that our Belize subsidiary was not subject to these taxes).and an increase in bank charges of approximately $158,000 resulting from our Bahamas subsidiary’s conversion of  Bahamian dollars to U.S. dollars and the subsequent transfer of such dollars to other Company bank accounts

Services Segment:

The services segment contributed $3,606,859 and $2,007,941 to our income from operations for the years ended December 31, 2009 and 2008, respectively.

Revenues from services provided in 2009 were $8,874,684 as compared to $13,187,617 in 2008.  Services revenues decreased from 2008 to 2009 due to relatively lower project construction activity in 2009.  The decline in project revenues in 2009 was partially offset by fees from our services contract for the Tynes Bay, Bermuda plant, which commenced during the second quarter of 2009.

The increase in gross profit for the services segment to $3,816,647 in 2009 from $2,267,080 in 2008 reflects incremental revenues arising from the commencement during the second quarter of 2009 of our contract to operate the Tynes Bay, Bermuda plant and downward adjustments made during the second quarter of 2009 of our estimated costs to complete the North Side Water Works (NSWW) and Bermuda plants.  These downward adjustments of estimated costs to complete increased the percentages of completion to date on these projects, thus we recorded a cumulative upward adjustment to construction revenues. Both the NSWW and Bermuda projects were accepted by the customers as of June 30, 2009.

G&A expenses for the services segment were $209,788 and $259,139 for 2009 and 2008, respectively.

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

Consolidated Results

Net income attributable to controlling interests was $7,209,716 ($0.50 per share on a fully-diluted basis) for the year ended December 31, 2008 as compared to $11,387,651 ($0.79 per share on a fully-diluted basis) for the year ended December 31, 2007. The variation in the amount we recognized in our results of operations relating to our equity investment in our affiliate OC-BVI was the primary factor for our decline in net income from 2007 to 2008.

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

Due to OC-BVI’s inability to resolve its on-going contractual dispute with the BVI government relating to its Baughers Bay plant, we changed our policy for recognizing the results of this affiliate effective January 1, 2008. Consequently, we reported a loss from our investment in OC-BVI for the year ended December 31, 2008 of approximately $(2,346,000). For the year ended December 31, 2007, our equity in the earnings of OC-BVI was approximately $1,663,000 and we earned approximately $652,000 on our profit sharing agreement for OC-BVI. See further discussion of the OC-BVI situation at “Liquidity and Capital Resources — Material Commitments, Contingencies and Expenditures — OC-BVI Contract Dispute.”

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

LIQUIDITY AND CAPITAL RESOURCES

Overview

Our sources of cash are (i) revenues generated from our retail license, plant operating contracts and management agreements; (ii)  borrowings under term loans, credit facilities and debt securities; and (iii) sales of equity securities.

Our cash flows from operations are affected by tourism, rainfall patterns, weather conditions (such as hurricanes), changes in our customer base, the timing and level of rate increases, overall economic conditions and other factors and the timing of the collection of these revenues from our customers.

Our ability to access the debt and equity capital markets is impacted by our current and anticipated financial results, financial condition; existing level of borrowings; credit rating, and terms of debt agreements (including our compliance therewith), and by conditions in the debt and equity markets.

Our primary uses of cash other than for operations are construction costs and capital expenditures, including plant expansion and new plant construction. Other significant uses include payment of dividends, repayment of debt and pursuit of new business opportunities.

We have generated approximately $31.3 million in net cash from our operating activities over the last three years.  As of December 31, 2009, we had cash balances totaling approximately $44.4 million and working capital of approximately $50.5 million.  We believe our cash on hand and cash to be generated from operations will be sufficient to meet our liquidity requirements for the next 12 months.  These requirements include approximately $2,100,000 in principal and interest payments on debt, capital expenditures of approximately $1,378,000, and quarterly dividends, if declared by our Board.  Our dividend payments amounted to approximately $3,997,000 in 2009.

We are not presently aware of anything that would lead us to believe that we will not have sufficient liquidity to meet our needs for 2011 and thereafter.

Discussion of Cash Flows for the Year Ended December 31, 2009

Our cash and cash equivalents increased to $44,429,190 as of December 31, 2009 from $36,261,345 as of December 31, 2008.

Cash Flows from Operating Activities

Operating activities provided net cash for the year ended December 31, 2009 of $15,471,092.  This cash provided reflects net income generated for the year of $6,098,571 as adjusted for (i) various items included in the determination of net income that do not affect cash flows during the year and (ii) changes in the other components of working capital. The more significant of such items for 2009 included depreciation and amortization of approximately $6.4 million, the impairment of the investment in OC-BVI of approximately $4.7 million and a net increase in accounts receivable during the year of approximately $2.2 million.

Cash Flows Used in Investing Activities

Our investing activities used $951,927 in net cash during the year ended December 31, 2009. Approximately $600,000 was used to fund expansion of new desalination plant at the Abel Castillo Water Works location Harbour, and we has miscellaneous  other property additions of approximately $1.1 million.  We collected $1,608,567 on our loans receivable.

Cash Flows Used in Financing Activities

Our financing activities used $6,351,320 in net cash during the year ended December 31, 2009.  During the year, we made $1,361,267 in scheduled payments on our debt and paid dividends of $4,999,514.

Financial Position

Accounts receivable as of December 31, 2009 were approximately $10 million, down almost $4 million from December 31, 2008. This decrease is due to WSC’s more timely payment of amounts invoiced by CW-Bahamas.

The balance of costs and estimated earnings in excess of billings — construction project of approximately $1.9 million as of December 31, 2009 represents revenues earned to date on the construction of the Red Gate plant for the Water Authority — Cayman. This receivable balance is non-current as it will be paid by the Water Authority — Cayman through the issuance of a long term note to us upon the commissioning of the plant.  The decrease in this balance from the prior year is due to the completion and sale of the North Side Water Works plant to the WAC in 2009.

Borrowings Outstanding

As of December 31, 2009, we had total borrowings outstanding aggregating $21,129,267, all of which consisted of bonds payable.

5.95% Secured Bonds

In August 2006, we issued $15,771,997 principal amount secured fixed rate bonds in a private offering and received net proceeds (excluding issuance costs and after the offering discount) of $14,445,720. These bonds bear interest at a rate of 5.95%, are repayable in quarterly principal and interest installments of $526,010, and mature in 2016. We have the right to redeem the bonds in full at any time after August 4, 2009 at a premium of 1.5% of the outstanding principal and accrued interest on the bonds on the date of redemption. As of December 31, 2009, $11,626,534 in principal amount was outstanding on these secured bonds. Our obligations under the bonds are secured by fixed and floating charges (i) on all of our assets, including an equitable charge of all of the shares of Cayman Water, and (ii) on all of Cayman Water’s assets including its real estate. Cayman Water has also guaranteed our payment obligations under the bonds.

The trust deed for these bonds restricts our ability to enter into new borrowing agreements or any new guarantees without prior approval of the trustee and limits our capital expenditures, with the exception of capital expenditures to be incurred on certain defined projects, to $2,000,000 annually without prior approval by the trustee. The trust deed also contains financial covenants that require us to maintain a debt service coverage ratio of not less than 1.25 to 1, a ratio of long term debt to EBITDA (i.e. earnings before interest, taxes, depreciation and amortization) for the 12 months preceding the ratio calculation date not greater than 2.5 to 1 and a ratio of long term debt to equity equal to or less than 1.5 to 1. As of December 31, 2009, we were in compliance with the covenants under the trust.

CW-Bahamas Series A Bonds

In July 2005, CW-Bahamas sold B$10,000,000 Series A bonds to Bahamian citizens and permanent resident investors in The Bahamas to finance a portion of the construction cost of its Blue Hills plant. These bonds mature on June 30, 2015 and accrue interest at the annual fixed rate of 7.5%. Interest is payable quarterly. CW-Bahamas’ option to redeem the bonds in whole or in part without penalty commenced June 30, 2008. We have guaranteed CW-Bahamas repayment obligations upon an “event of default” as defined in the guarantee agreement. If we pay any amounts pursuant to the guarantee, we will be subrogated to all rights of the bondholders in respect of any such payments. The guarantee is a general unsecured obligation junior to our other secured obligations. As of December 31, 2009, B$10,000,000 of the Series A bonds was outstanding.

CW-Bahamas Credit Facility

CW-Bahamas has a credit facility with Scotiabank of Canada that consists of a B$500,000 revolving working capital loan. The obligations under the credit facility are secured by the assets of CW-Bahamas. Borrowings under the working capital loan accrue interest at the Nassau Prime rate plus 1.50% per annum. As of December 31, 2009, no amounts were outstanding under this facility.

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

After conducting hearings on October 12 and 16, 2009, on October 28, 2009, the Court ordered the BVI government to pay OC-BVI at the rate of $13.91 per thousand imperial gallons for water produced by OC-BVI from December 20, 2007 to present, which amounts to a total recovery for OC-BVI of $10.3 million as of September 30, 2009.  The BVI government made a payment of $2.0 million to OC-BVI under the Court order during the fourth quarter of 2009.

On October 28, 2009, OC-BVI filed an appeal with the Eastern Caribbean Court of Appeals (the “Appellate Court”) asking the Appellate Court to review the September 17, 2009 ruling by the Eastern Caribbean Supreme Court as it relates to OC-BVI’s claim for compensation for expenditures made to expand the production capacity of the Baughers Bay plant.

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

During 2007, OC-BVI completed, for a total cost of approximately $8.2 million, the construction of a 700,000 U.S. gallons per day desalination plant located at Bar Bay, Tortola (the “Bar Bay plant”). We provided OC-BVI with a $3.0 million loan to fund part of this plant’s construction costs, of which $2.0 million remained outstanding as of June 30, 2009.  Principal on this loan was payable in quarterly installments of $125,000 with a final balloon payment of $2.0 million due on August 31, 2009 and interest on the loan was due quarterly at the rate of LIBOR plus 3.5%. In August 2009, we amended the terms of this loan with OC-BVI, increasing its balance to $2,800,000 by converting $800,000 in trade receivables due to us from OC-BVI.   Under the terms of this amendment, the interest rate on the loan was increased to the rate of LIBOR plus 5.5% and the maturity date for the final balloon payment extended to August 31, 2011. The terms for this loan were amended again in January 2010 to increase the interest rate to LIBOR plus 7.5% as a result of OC-BVI’s inability to comply with the loan covenant requiring OC-BVI to obtain a new contract for Baughers Bay by December 31, 2009.  On December 19, 2008, OC-BVI and the BVI government executed a binding term sheet for the purchase of water by the BVI government from OC-BVI’s Bar Bay plant. The parties intended the binding term sheet to govern the terms of sale of water by OC-BVI to the BVI government until the parties executed a definitive contract. On March 4, 2010, OC-BVI and the BVI government executed the definitive contract for the Bar Bay plant (the “Bar Bay Agreement”).  Under the terms of the Bar Bay Agreement, OC-BVI will deliver up to 600,000 U.S. gallons of water per day to the BVI government from the Bar Bay plant and the BVI government will be obligated to pay for this water at a specified price as adjusted by a monthly energy factor. Prior to completion of the construction of the first phase of certain additional facilities by OC-BVI in August 2009, the BVI government was not obligated to purchase any minimum volumes of water from OC-BVI. However, since completion of this first phase the BVI government has been obligated to purchase at least 600,000 gallons of water per day from the plant. The first phase of such facilities construction involved the installation of water pipes from the plant to a BVI government-owned reservoir site and from this site to the BVI government’s piped water distribution system.  A second phase of construction requires OC-BVI to complete a storage reservoir on the BVI government site within twelve months of the signing of the Bar Bay agreement. The Bar Bay Agreement includes a seven-year extension option exercisable by the BVI government.

Under U.S. generally accepted accounting principles revenue is generally realized or realizable and earned when all of the following criteria are met:

•	Persuasive evidence of an arrangement exists.

•	Delivery has occurred or services have been rendered.

•	The seller’s price to the buyer is fixed and determinable; and

•	Collectability is reasonably assured.

Effective January 1, 2008, OC-BVI changed its policy for the recording of its revenues from the Baughers Bay plant from the accrual to the equivalent of the cash method due to an inability to meet all of the above revenue recognition criteria.  As a result of this adjustment to OC-BVI’s revenues, we recorded losses from our equity in OC-BVI’s results of operations for all fiscal quarters of 2008 and for the first three quarters of 2009.    Any cash payments made by the BVI government on Baughers Bay related invoices were applied by OC-BVI to the remaining balance of outstanding accounts receivable that arose from billings for periods prior to and including December 2007 and thus were not recognized as revenues.  Sufficient payments were received from the BVI government during the three months ended September 30, 2009 to repay the remaining accounts receivable balances relating to period prior to December 31, 2007.  OC-BVI continues to apply the equivalent of the cash method with respect to the recognition of revenues from Baughers Bay.  Consequently, OC-BVI will not recognize as revenues any amounts to be paid to OC-BVI as a result of the Court ruling until such amounts are paid by the BVI government. The BVI government made a $2 million payment on the Court award during the fourth quarter of 2009.  OC-BVI also applied the equivalent of the cash basis of accounting for revenue recognition for its Bar Bay plant until such time as the Bar Bay Agreement was signed.

In February 2010 the BVI government announced that it had signed a 16 year contract with Biwater, PLC for the construction and operation of a water plant with a production capacity of 2.75 million U.S. gallons per day.  This new plant will provide potable water to the greater Tortola area and we believe will replace the current production of the Baughers Bay plant.

We account for our investment in OC-BVI in accordance with the equity method of accounting for investments in common stock. This method requires recognition of a loss on an equity investment that is other than temporary, and indicates that a current fair value of an equity investment that is less than its carrying amount may indicate a loss in the value of the investment. To test for possible impairment of our investment in OC-BVI, we estimate its fair value as of the end of each fiscal quarter. In making this estimate, we calculate the expected cash flows from our investment in OC-BVI by (i) identifying various possible outcomes of the Baughers Bay dispute and negotiations for a definitive contract on the new Bar Bay plant; (ii) estimating the cash flows associated with each possible outcome, and (iii) assigning a probability to each outcome based upon discussions held to date by OC-BVI’s management with the BVI government and OC-BVI’s legal counsel. The resulting probability-weighted sum represents the expected cash flows, and our best estimate of future cash flows, to be derived from our investment in OC-BVI. After considering the September and October 2009 rulings of the Court, we determined that the carrying value of our investment in OC-BVI exceeded the estimated fair value for our investment in OC-BVI by approximately $160,000 as of September 30, 2009 and therefore recognized an impairment loss of this amount on this investment during the three months ended September 30, 2009.   As a result of the decision by the BVI government to enter into the agreement with Biwater, we now believe it unlikely that OC-BVI will derive any significant future revenues from an operating contract for the Baughers Bay plant.  Consequently, we determined that an additional impairment loss of $(4,500,000) was required ( and was recorded) during the fourth quarter of 2009 to reduce our investment in OC-BVI to its estimated fair value.

The Appellate Court could ultimately overturn the ruling of the Court requiring the BVI government to pay OC-BVI at the rate of $13.91 per thousand imperial gallons for water previously supplied.    If this occurs the actual cash flows from OC-BVI will vary materially from the expected cash flows we used in determining OC-BVI’s fair value as of December 31, 2009 and we would be required to record an additional impairment loss to reduce the carrying value of our investment in OC-BVI. Such impairment loss would reduce our earnings and could have a material adverse impact on our results of operations and financial condition.

The impairment losses we recorded in 2009 for our investment in OC-BVI reduced our earnings and adversely affected our financial condition, but have no impact on our liquidity or cash flows. The BVI government has announced their intention to seek an interim one year contract with OC-BVI for the operation of the Baughers Bay plant, but OC-BVI may not be willing to enter into such a contract and may at any time elect to cease operating the Baughers Bay plant.   While OC-BVI has continued to operate the Baughers Bay plant through the date of this filing, the BVI government has paid OC-BVI only $2 million of the $10.3 million awarded by the Court and has continued to pay OC-BVI for each thousand gallons supplied from Baughers Bay at the rate of $6.88, rather than at the $13.91 rate deemed equitable by the Court. OC-BVI continues to use the cash method for recognizing any revenues from the Baughers Bay plant.

While OC-BVI expects the contract for the operation of its Bar Bay plant to be profitable, it may continue to report net losses (of which we will recognize 43%) during 2010 to the extent that (1) it elects to continue to operate the Baughers Bay plant and (2) payments received from BVI government are insufficient to cover its operating costs. We do not anticipate that our investment in OC-BVI will adversely impact our liquidity in 2010.

Material Expenditures and Commitments

The following table summarizes our contractual obligations as of December 31, 2009:

	Total	2010	2011-2013	2014-2016	2017 and Thereafter
Secured 5.95% bonds (1)(2)	$14,202,269	$2,104,040	$6,312,120	$5,786,110	$-
Series A bonds (1)	14,125,000	750,000	2,250,000	11,125,000	-
Employment agreements	1,529,850	1,141,650	388,200	-	-
Operating leases	386,589	314,634	71,955	-	-
Other	306,810	276,915	60,000	-	50,000

(1)	Includes interest costs to be incurred.

(2)	Secured 5.95% bonds are shown gross of discount.

In addition to the commitments in the table above, we estimate the costs as of December 31, 2009 to complete the renovation of the Red Gate Road plant in Grand Cayman to be approximately $1.3 million. We project these costs will all be incurred in 2010.

CW-Bahamas Liquidity

As of December 31, 2009, CW-Bahamas was due approximately $5.4 million from the WSC. We have been informed previously by representatives of the Bahamas government that the delay in paying our accounts receivables is due to operating issues within the WSC, that the delay does not reflect any type of dispute with us with respect to the amounts owed, and that the amounts will ultimately be paid in full. We have been informed by these representatives that monthly payments to CW-Bahamas will continue from April 2010 through June 2010 in sufficient amounts to meet current invoices and  reduce the amount of the delinquent receivables.  Based upon these communications, we believe that the accounts receivable from the WSC are fully collectible and therefore have not provided any allowance for possible non-payment of these receivables as of December 31, 2009.

Transfers of  U.S. dollars from CW-Bahamas to our other subsidiaries requires authorization in advance from the Central Bank of the Bahamas.

CW-Bahamas Performance Bonds

We have two contracts, one for our Windsor plant and one for our Blue Hills plant, to supply water to the WSC. Each contract requires us to guarantee delivery of a minimum quantity of water per week. If we do not meet this minimum, we are required to pay the WSC for the difference between the minimum and actual gallons delivered at a per gallon rate equal to the price per gallon that WSC is currently paying us under the contract. The Windsor and Blue Hills contracts expire in 2013 and 2026, respectively and require us to deliver 14.0 million imperial gallons and 28.0 million imperial gallons, respectively, of water each week. We are required to provide the WSC with performance and operating guarantees, in the form of bank-issued letters of credit, to secure any payments we may be required to make under the minimum delivery requirements of these contracts On August 1, 2009, a performance bond with the Royal Bank of Canada in Nassau, Bahamas in the amount of $1,910,775 for the Windsor plant expired and was not subsequently replaced.  We expect to obtain performance bonds for the Windsor and Blue Hills plants once CW-Bahamas has received payment of its delinquent accounts receivable from the WSC.

Dividends

On January 31, 2009, we paid a dividend of $0.065 to shareholders of record on January 1, 2009.

On April 30, 2009, we paid a dividend of $0.065 to shareholders of record on April 1, 2009.

On July 31, 2009, we paid a dividend of $0.065 to shareholders of record on July 1, 2009.

On October 31, 2009, we paid a dividend of $0.075 to shareholders of record on October 1, 2009.

On November 24, 2009, our Board declared a dividend of $0.075 payable on January 31, 2010 to shareholders of record on January 1, 2010.

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

As of December 31, 2009, we had approximately $12.1 million in loans receivable due from the Water Authority-Cayman and $2,675,000 in a loan receivable due from our affiliate OC-BVI.  Both of these loans were current as to scheduled principal and interest payments as of December 31, 2009.

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

 ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Page
CONSOLIDATED WATER CO. LTD.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
Report of Independent Registered Public Accounting Firm	50
Consolidated Balance Sheets as of December 31, 2009 and 2008	51
Consolidated Statements of Income for the Years Ended December 31, 2009, 2008 and 2007	52
Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2009, 2008 and 2007	53
Consolidated Statements of Cash Flows for the Years Ended December 31, 2009, 2008 and 2007	54
Notes to Consolidated Financial Statements	55
Schedule II, Valuation and Qualifying Accounts, is omitted because the information is included in the financial statements and notes.
OCEAN CONVERSION (BVI) LTD
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
Report of Independent Registered Public Accounting Firm	75
Consolidated Balance Sheets as of December 31, 2009 and 2008	76
Consolidated Statements of Operations for the Years Ended December 31, 2009, 2008 and 2007	77
Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2009, 2008 and 2007	78
Consolidated Statements of Cash Flows for the Years Ended December 31, 2009, 2008 and 2007	79
Notes to Consolidated Financial Statements	80

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Consolidated Water Co. Ltd.

We have audited the accompanying consolidated balance sheets of Consolidated Water Co. Ltd. as of December 31, 2009 and 2008, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2009. We also have audited Consolidated Water Co. Ltd.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Consolidated Water Co. Ltd.’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

As discussed in Note 24 to the consolidated financial statements, the Company adopted SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements - an amendment of ARB No. 51, Consolidated Financial Statements (incorporated into ASC Topic 810, Consolidation), effective January 2009.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Consolidated Water Co. Ltd. as of December 31, 2009 and 2008, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Consolidated Water Co. Ltd. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ MarcumRachlin, a division of Marcum LLP

Fort Lauderdale, Florida
March 16, 2010

CONSOLIDATED WATER CO. LTD.

CONSOLIDATED BALANCE SHEETS

(Expressed in United States dollars)

	December 31,	December 31,
	2009	2008

ASSETS
Current assets
Cash and cash equivalents	$44,429,190	$36,261,345
Accounts receivable, net	9,980,928	13,911,312
Inventory	1,832,564	1,617,484
Prepaid expenses and other current assets	1,689,874	1,444,445
Current portion of loans receivable	1,216,098	768,803
Total current assets	59,148,654	54,003,389

Property, plant and equipment, net	60,245,525	58,937,980
Construction in progress	1,000,882	6,157,958
Costs and estimated earnings in excess of billings - construction project	1,872,552	7,377,554
Inventory non-current	3,352,054	2,971,949
Loans receivable	10,875,848	1,560,420
Investment in affiliate	9,157,995	14,371,312
Intangible assets, net	1,919,656	2,144,162
Goodwill	3,587,754	3,587,754
Other assets	3,314,861	3,544,096
Total assets	$154,475,781	$154,656,574
LIABILITIES AND EQUITY
Current liabilities
Accounts payable and other current liabilities	$6,187,606	$7,310,327
Dividends payable	1,152,702	1,006,414
Current portion of long term debt	1,322,483	1,229,071
Total current liabilities	8,662,791	9,545,812
Long term debt	19,806,784	21,129,269
Other liabilities	465,408	430,717
Total liabilities	28,934,983	31,105,798
Equity
Consolidated Water Co. Ltd. stockholders’ equity
Redeemable preferred stock, $0.60 par value. Authorized 200,000 shares;
issued and outstanding 17,192 and 17,366 shares, respectively	10,315	10,420
Class A common stock, $0.60 par value. Authorized 24,655,000 shares;
issued and outstanding 14,541,878 and 14,529,360 shares, respectively	8,725,127	8,717,616
Class B common stock, $0.60 par value. Authorized 145,000 shares;
none issued or outstanding	-	-
Additional paid-in capital	80,990,686	80,461,942
Retained earnings	34,365,640	32,340,077
Total Consolidated Water Co. Ltd. stockholders’ equity	124,091,768	121,530,055
Noncontrolling interests	1,449,030	2,020,721
Total equity	125,540,798	123,550,776
Total liabilities and equity	$154,475,781	$154,656,574

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED WATER CO. LTD.

CONSOLIDATED STATEMENTS OF INCOME

(Expressed in United States dollars)
	Year Ended December 31,
	2009	2008	2007

Retail water revenues	$23,239,756	$22,369,806	$22,225,765
Bulk water revenues	25,905,077	30,121,536	24,320,392
Services revenues	8,874,684	13,187,617	7,530,708

Total revenues	58,019,517	65,678,959	54,076,865

Cost of retail revenues	9,812,434	10,566,747	9,930,936
Cost of bulk revenues	20,149,969	25,557,832	20,078,758
Cost of services revenues	5,058,037	10,920,537	5,382,945

Total cost of revenues	35,020,440	47,045,116	35,392,639

Gross profit	22,999,077	18,633,843	18,684,226

General and administrative expenses	10,101,257	8,789,185	9,478,308

Income from operations	12,897,820	9,844,658	9,205,918

Other income (expense):
Interest income	917,330	1,393,691	1,911,303
Interest expense	(1,698,084)	(1,755,969)	(1,856,277)
Other income	168,584	138,915	263,912
Equity in earnings (loss) of affiliate	(1,025,968)	(2,345,612)	2,314,594
Impairment of investment in affiliate	(4,660,000)	-	-

Other income (expense), net	(6,298,138)	(2,568,975)	2,633,532

Net income	6,599,682	7,275,683	11,839,450
Income attributable to non-controlling interests	501,111	65,967	451,799

Net income attributable to Consolidated Water Co. Ltd. stockholders	$6,098,571	$7,209,716	$11,387,651

Basic earnings per common share attributable to Consolidated Water Co. Ltd. common stockholders	$0.42	$0.50	$0.79
Diluted earnings per common share attributable to Consolidated Water Co. Ltd. common stockholders	$0.42	$0.50	$0.79
Dividends declared per common share	$0.28	$0.325	$0.195

Weighted average number of common shares used in the determination of:
Basic earnings per share	14,535,192	14,519,847	14,404,732
Diluted earnings per share	14,588,144	14,538,971	14,495,364

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED WATER CO. LTD.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Expressed in United States dollars)

	Redeemable preferred stock		Common stock		Additional paid-in	Retained	Non-controlling	Total stockholders’
	Shares	Dollars	Shares	Dollars	capital	earnings	interest	equity
Balance as of December 31, 2006	24,971	$14,983	14,132,860	$8,479,716	$76,071,710	$21,278,246	$1,495,755	$107,340,410
Conversion of preferred shares	(5,698)	(3,418)	5,698	3,418	—	—	—	—
Issue of share capital	1,809	1,085	368,928	221,358	3,666,117	—	—	3,888,560
Net income	—	—	—	—	—	11,387,651	451,799	11,839,450
Dividends declared	—	—	—	—	—	(2,812,177)	—	(2,812,177)
Issue of options	—	—	—	—	33,266	—	—	33,266
Capital contributions	—	—	—	—	—	—	7,200	7,200
Balance as of December 31, 2007	21,082	12,650	14,507,486	8,704,492	79,771,093	29,853,720	1,954,754	120,296,709
Issue of share capital	1,735	1,041	16,423	9,853	447,995	—	—	458,889
Conversion of preferred shares	(5,451)	(3,271)	5,451	3,271	—	—	—	—
Net income	—	—	—	—	—	7,209,716	65,967	7,275,683
Dividends declared	—	—	—	—	—	(4,723,359)	—	(4,723,359)
Issue of options	—	—	—	—	242,854	—	—	242,854
Balance as of December 31, 2008	17,366	10,420	14,529,360	8,717,616	80,461,942	32,340,077	2,020,721	123,550,776
Issue of share capital	5,651	3,390	6,734	4,041	86,704	-	-	94,135
Conversion of preferred shares	(5,784)	(3,470)	5,784	3,470	-	-	-	-
Buyback of preferred shares	(41)	(25)	-	-	(863)	-	-	(888)
Net income	-	-	-	-	-	6,098,571	501,111	6,599,682
Dividends declared	-	-	-	-	-	(4,073,008)	(1,072,802)	(5,145,810)
Issue of options	-	-	-	-	442,903	-	-	442,903
Balance as of December 31, 2009	17,192	$10,315	14,541,878	$8,725,127	$80,990,686	$34,365,640	$1,449,030	$125,540,798

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED WATER CO. LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in United States dollars)

	Year Ended December 31,
	2009	2008	2007
Cash flows from operating activities
Net income	$6,599,682	$7,275,683	$11,839,450
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,395,745	6,582,499	5,921,871
Stock compensation on share and option grants	497,938	445,285	125,843
Net (gain)/loss on disposal of fixed assets	68,778	285,207	(800,580)
Equity in loss/(earnings) in affiliate	978,317	2,505,536	(2,253,619)
Impairment of investment in affiliate	4,660,000	—	—
Change in:
Accounts receivable	(2,190,904)	(11,460,337)	(3,734,635)
Inventory	(595,185)	(939,442)	(855,099)
Prepaid expenses and other assets	116,000	640,994	(906,700)
Accounts payable and other liabilities	(1,059,279)	2,524,638	(123,921)
Net cash provided by operating activities	15,471,092	7,860,063	9,212,610

Cash flows from investing activities
Additions to property, plant and equipment and construction in progress	(2,560,494)	(6,640,135)	(7,756,533)
Distribution of earnings from affiliate	—	—	222,475
Collections of loans receivable	1,608,567	1,572,893	1,019,163
Net cash (used in) investing activities	(951,927)	(5,067,242)	(6,514,895)

Cash flows from financing activities
Dividends paid	(4,999,514)	(3,777,664)	(3,721,538)
Proceeds from issuance of redeemable preference shares	—	—	9,564
Proceeds from exercises of stock options	9,461	—	3,535,042
Principal repayments of long term debt	(1,361,267)	(1,283,195)	(1,302,099)
Net cash (used in) financing activities	(6,351,320)	(5,060,859)	(1,479,031)

Net (decrease)/increase in cash and cash equivalents	8,167,845	(2,268,038)	1,218,684
Cash and cash equivalents at beginning of year	36,261,345	38,529,383	37,310,699
Cash and cash equivalents at end of year	$44,429,190	$36,261,345	$38,529,383

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

Basis of consolidation: The Company consolidates the results of its majority owned subsidiaries and those affiliates that possess the characteristics of a variable interest entity and for which the Company is the primary financial beneficiary. The consolidated financial statements include the accounts of the Company’s wholly-owned subsidiaries Cayman Water Company Limited, Consolidated Water (Belize) Limited, Ocean Conversion (Cayman) Limited, DesalCo Limited, DesalCo (Barbados) Ltd., Aquilex, Inc. and its majority owned subsidiary Consolidated Water (Bahamas) Limited. The consolidated financial statements also include the accounts of the Company’s 40% owned affiliate Consolidated Water (Bermuda) Limited. All significant intercompany balances and transactions have been eliminated.

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

Cash and cash equivalents: Cash and cash equivalents consist of demand deposits at banks and highly liquid deposits at banks with an original maturity of three months or less.

Accounts receivable and allowance for doubtful accounts: Accounts receivable are recorded at invoiced amounts based on meter readings or minimum take-or-pay amounts per contractual agreements. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable balance. The Company determines the allowance for doubtful accounts based on historical write-off experience and monthly review of delinquent accounts. Past due balances are reviewed individually for collectability and disconnection. Account balances are charged off against the allowance for doubtful accounts after all means of collection have been exhausted and the potential for recovery is considered by management to be remote.

Inventory: Inventory primarily includes consumables stock and spare parts stock that are valued at the lower of cost or net realizable value with cost determined on the first-in, first-out basis. Inventory also includes potable water held in the Company’s reservoirs. The carrying amount of the water inventory is the lower of the average cost of producing water during the year or its net realizable value.

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

Long-Lived Assets: Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable. Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used, or a significant adverse change that would indicate that the carrying amount of an asset or group of assets is not recoverable. For long-lived assets to be held and used, the Company recognizes an impairment loss only if its carrying amount is not recoverable through its undiscounted cash flows and measures the impairment loss based on the difference between the carrying amount and fair value.

Construction in progress: Interest costs directly attributable to the acquisition and construction of qualifying assets, which are assets that necessarily take a substantial period of time to be ready for their intended use, are added to the cost of those assets until such time as the assets are substantially ready for use or sale.

Goodwill and intangible assets: Goodwill represents the excess costs over fair value of the assets of an acquired business. Goodwill and intangible assets acquired in a business combination and determined to have an indefinite useful life are not amortized, but are tested for impairment at least annually.   Intangible assets with estimable useful lives are amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment.  The Company annually evaluates the possible impairment of goodwill. Management identifies its reporting units and determines the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units. The Company determines the fair value of each reporting unit and compares it to the carrying amount of the reporting unit. To the extent the carrying amount of the reporting unit exceeds the fair value of the reporting unit, the Company is required to perform the second step of the impairment test, as this is an indication that the reporting unit goodwill may be impaired. In this step, the Company compares the implied fair value of the reporting unit goodwill with the carrying amount of the reporting unit goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit to all the assets (recognized and unrecognized) and liabilities of the reporting unit in a manner similar to a purchase price allocation.  The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. If the implied fair value is less than its carrying amount, the impairment loss is recorded. The Company has concluded based upon its annual impairment valuation during 2009 that its goodwill was not impaired.

Investments: Investments where the Company does not exercise significant influence over the operating and financial policies of the investee and holds less than 20% of the voting stock are recorded at cost. The Company uses the equity method of accounting for investments in common stock where the Company holds 20% to 50% of the voting stock of the investee and has significant influence over its operating and financial policies but does not meet the criteria for consolidation. The Company recognizes an impairment loss on declines in the fair value of the stock of investees that are other than temporary.

Other assets: Under the terms of the contract with the Water and Sewerage Corporation of The Bahamas for the purchase of water from the Company’s Blue Hills desalination plant, the Company was required to reduce the amount of water lost by the public water distribution system on New Providence Island, The Bahamas, over a one year period by 438 million U.S. gallons, a requirement the Company met during 2007. The Company was solely responsible for the engineering, labor and materials costs incurred to effect the reduction in lost water, which were capitalized and are being amortized on a straight-line basis over the remaining life of the Blue Hills contract. Such costs are included in other assets and aggregated approximately $3.5 million as of December 31, 2009. Accumulated amortization for these costs was approximately $564,000 and $385,000 as of December 31, 2009 and 2008.

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

Income taxes: The Company established Aquilex, Inc. its United States subsidiary in 2005. The Company accounts for the income taxes arising from this subsidiary’s operations under the asset and liability method. Deferred tax assets and liabilities, if any, are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided to the extent any deferred tax asset may not be realized.

Consolidated Water (Belize) Limited (“CW-Belize”) is liable for business and corporate income taxes. Under the terms of its water supply agreement with Belize Water Services Ltd. (“BWSL”), its sole customer, CW-Belize is reimbursed by BWSL for all taxes that it is required to pay and  records this reimbursement as an offset to its tax expense.

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

Revenue from water sales: The Company recognizes revenues from water sales at the time water is supplied to the customer’s facility or storage tank.  The amount of water supplied is determined based upon water meter readings performed at the end of each month.  Under the terms of both its license agreement with the government of the Cayman Islands and its bulk water supply contracts, the Company is entitled to charge its customers the greater of a minimum monthly charge or the price for water supplied during the month.

Comparative amounts: Certain prior year amounts have been adjusted to conform to the current year’s presentation.

3. Cash and cash equivalents

Cash and cash equivalents are not restricted as to withdrawal or use. As of December 31, the equivalent United States dollars are denominated in the following currencies:

	December 31,
	2009	2008
Demand deposits at banks:
United States dollar	$4,124,755	$1,368,077
Cayman Islands dollar	3,535,734	2,080,811
Bahamas dollar	2,445,044	3,159,781
Belize dollar	956,030	701,253
Barbados dollar	-	217,826
Bermuda dollar	512,919	768,895
	11,574,482	8,296,643

Short term deposits at banks	32,854,708	27,964,702

Total cash and cash equivalents	$44,429,190	$36,261,345

4. Accounts receivable

	December 31,
	2009	2008
Trade accounts receivable	$9,902,524	$12,414,380
Revenues earned in excess of amounts billed	-	826,776
Receivable from affiliate	86,477	439,010
Other accounts receivable	268,921	346,578
	10,257,922	14,026,744
Allowance for doubtful accounts	(276,994)	(115,432)
	$9,980,928	$13,911,312

The activity for the allowance for doubtful accounts consisted of:

	December 31,
	2009	2008
Opening allowance for doubtful accounts	$115,432	$364,871
Provision for doubtful accounts	161,562	(249,439)
Accounts written off during the year	—	—
Ending allowance for doubtful accounts	$276,994	$115,432

Significant concentrations of credit risk are disclosed in Note 22.

5. Inventory

	December 31,
	2009	2008
Water stock	$19,498	$38,627
Consumables stock	430,444	716,428
Spare parts stock	4,734,676	3,834,378
Total inventory	5,184,618	4,589,433
Less current portion	1,832,564	1,617,484
Inventory (non-current)	$3,352,054	$2,971,949

6. Loans receivable

	December 31,
	2009	2008
Due from the Water Authority-Cayman:

Due from the Water Authority-Cayman: Two loans originally aggregating $10,996,290, bearing interest at 6.5% per annum, receivable in combined monthly installments of principal and interest of $124,827 to May 2019, and secured by NSWW machinery and equipment	$10,531,569	$—

Due from the Water Authority-Cayman: Two loans originally aggregating $1,738,000, bearing interest at 5% per annum, receivable in combined monthly installments of principal and interest of $24,565 to March 2014, and secured by North Sound plant, machinery and equipment	1,126,534	1,358,651

Due from the Water Authority-Cayman: Two non-interest bearing loans originally aggregating $3,129,000, receivable in monthly installments of $37,250 to November 2009, and secured by North Sound plant, machinery and equipment	—	409,710

Due from the Water Authority-Cayman: Two loans originally aggregating $897,000, bearing interest at 5% per annum, receivable in combined monthly installments of principal and interest of $12,678 to January 2013, and secured by Lower Valley plant, machinery and equipment	433,843	560,862
Total loans receivable	12,091,946	2,329,223
Less current portion	1,216,098	768,803
Loans receivable, excluding current portion	$10,875,848	$1,560,420

7. Property, plant and equipment and construction in progress

	December 31,
	2009	2008
Land	$2,515,810	$2,515,810
Buildings	15,218,604	13,164,488
Plant and equipment	49,541,474	47,109,425
Distribution system	20,776,389	20,335,700
Office furniture, fixtures and equipment	2,364,510	2,003,088
Vehicles	1,275,733	1,079,398
Leasehold improvements	228,423	202,592
Lab equipment	34,874	28,890
	91,955,817	86,439,391
Less accumulated depreciation	31,710,292	27,501,411
Property, plant and equipment, net	$60,245,525	$58,937,980
Construction in progress	$1,000,882	$6,157,958

As of December 31, 2009, the Company had outstanding capital commitments of approximately $861,000.  It is the Company’s policy to maintain adequate insurance for loss or damage to all fixed assets that may be susceptible to loss. The Company does not insure its underground distribution system, which cost approximately $11.6 million. During the years ended December 31, 2009 and 2008, $6,527,220 and $3,995,279 of construction in progress was placed in service, respectively. Depreciation expense was $6,171,239, 5,844,761 and, $5,133,212 for the years ended December 31, 2009, 2008 and 2007, respectively.

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

During 2007 OC-BVI completed, for a total cost of approximately $8 million, the construction of a 700,000 U.S. gallons per day desalination plant located at Bar Bay, Tortola (the “Bar Bay plant”). The Company provided OC-BVI with a $3 million loan to fund part of this plant’s construction costs. Principal on this loan was payable in quarterly installments of $125,000 with a final balloon payment of $2 million due on August 31, 2009 and interest on the loan was due quarterly at the rate of LIBOR plus 3.5%. In August 2009 the Company amended the terms of this loan with OC-BVI, increasing its balance to $2,800,000 by converting $800,000 in trade receivables due to the Company from OC-BVI.  Under the terms of this amendment, the interest rate on the loan was increased to LIBOR plus 5.5% and the maturity date for the final balloon payment extended to August 31, 2011.  The Company further amended this loan in January 2010 to increase the interest rate to LIBOR plus 7.5%.  On December 19, 2008 OC-BVI and the BVI government executed a binding term sheet for the purchase of water by the BVI government from OC-BVI’s seawater desalination plant located at Bar Bay. The parties intended this term sheet to govern the terms of sale of water by OC-BVI to the BVI government until the parties executed a definitive contract. On March 4, 2010, OC-BVI and the BVI government executed the definitive seven year contract for the Bar Bay plant (the “Bar Bay Agreement”).  Under the terms of the Bar Bay Agreement, OC-BVI will deliver up to 600,000 U.S. gallons of water per day to the BVI government from the Bar Bay plant and the BVI government will be obligated to pay for this water at a specified price as adjusted by a monthly energy factor. Prior to the completion of the construction of the first phase of certain additional facilities by OC-BVI, the BVI government was not obligated to purchase any minimum volumes of water from OC-BVI. The first phase of such facilities construction involved the installation of water pipes from the plant to a BVI government-owned reservoir site and from this site to the BVI government’s piped water distribution system. A second phase of construction requires OC-BVI to complete a storage reservoir on the BVI government site within twelve months of the signing of the Bar Bay Agreement. The Bar Bay Agreement includes a seven-year extension option exercisable by the BVI government.

Summarized financial information of OC-BVI is presented as follows:

	December 31,
	2009	2008
Current assets	$3,433,427	$2,179,072
Non-current assets	9,454,460	11,463,739
Total assets	$12,887,887	$13,642,811

	December 31,
	2009	2008
Current liabilities	$3,474,797	$4,039,256
Non-current liabilities	5,259,756	3,209,756
Total liabilities	$8,734,553	$7,249,012

	Year Ended December 31,
	2009	2008
Water sales	$5,016,033	$137,666
Cost of water sales	$6,878,323	$4,160,394
Income (loss) from operations	$(2,765,220)	$(5,069,040)
Net income (loss)	$(2,240,465)	$(5,221,648)

The Company’s investment in and loan to OC-BVI are comprised of the following:

	December 31,
	2009	2008
Equity investment (including profit sharing rights)	$6,482,995	$12,121,312
Loan receivable — Bar Bay plant construction	2,675,000	2,250,000
	$9,157,995	$14,371,312

The Company recognized a loss of ($1,025,968) and ($2,345,612) on its equity investment in OC-BVI for the years ended December 31, 2009 and 2008 respectively. For the year ended December 31, 2007, the Company recognized approximately $2.3 million in earnings from its equity investment in OC-BVI. For the years ended December 31, 2009, 2008, and 2007, the Company recognized approximately $324,000, $541,000 and $669,000, respectively, in revenues from its management services agreement with OC-BVI. In addition to the Company’s loans to, and equity investment in, OC-BVI of approximately $9.2 million in 2009 and $14.4 million in 2008, the Company’s recorded value of the OC-BVI management services agreement, which is reflected as an intangible asset on the Company’s consolidated balance sheet, was approximately $856,000 as of December 31, 2009 and 2008 (see Note 10).

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

OC-BVI submitted a proposal to the Ministry in late 2006 to continue to supply water from the Baughers Bay plant. The Ministry held discussions with OC-BVI regarding a new contract but did not formally respond to OC-BVI’s proposal. Early in 2007 the Ministry unilaterally took the position that until such time as a new agreement is reached on the ownership of the plant and the price for the water produced by the plant, the Ministry would only pay that amount of OC-BVI’s billings that the Ministry purported constituted OC-BVI’s costs of producing the water. At its proposed interim price, the Ministry would pay only approximately 30% of the amounts billed by OC-BVI pending a new agreement. OC-BVI responded to the Ministry that the amount the Ministry proposed to pay was significantly less than OC-BVI’s production costs. Payments made by the Ministry to OC-BVI since the Ministry’s assumption of this reduced price have been sporadic and as of December 31, 2007, OC-BVI had received payment for less than 22% of the amounts it billed the Ministry for the year then ended. On November 15, 2007, OC-BVI issued a demand letter to the BVI government for approximately $6.2 million representing amounts that OC-BVI claimed were due by the BVI government for water sold and delivered plus interest and legal fees. In response to OC-BVI’s demand for payment, the BVI government issued a letter dated November 19, 2007, that reasserted its claim that ownership of the Baughers Bay plant had passed to the BVI government and rejected OC-BVI’s claim for payment. On November 22, 2007, OC-BVI’s management was informed that the BVI government had filed a lawsuit with the Eastern Caribbean Supreme Court (the “Court’) seeking ownership of the Baughers Bay plant.  OC-BVI counterclaimed that it was entitled to continued possession and operation of the Baughers Bay plant until the BVI government paid OC-BVI approximately $4.7 million, which it believed represented the value of the Baughers Bay plant at its present expanded production capacity. OC-BVI took the legal position that since the BVI government never paid the $1.42 million to purchase the Baughers Bay plant, the 1990 agreement terminated on May 31, 1999, which was eight months after the date that the Ministry provided written notice of its intention to purchase the plant.

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

The Court held a three-day trial from July 22 through July 24, 2009 to address both the Baughers Bay ownership issue and OC-BVI’s claim for payment of amounts owed for water sold and delivered to the BVI government.  On September 17, 2009, the Court issued a preliminary ruling with respect to the litigation between the BVI government and OC-BVI.  The Court determined that the BVI government was entitled to immediate possession of the Baughers Bay plant and dismissed OC-BVI’s claim for compensation of approximately $4.7 million for expenditures made to expand the production capacity of the plant.  As a result of this determination by the Court, OC-BVI recorded an impairment loss of approximately $2.1 million during the three months ended September 30, 2009 for fixed assets associated with the Baughers Bay plant.  However, the Court determined that OC-BVI was entitled to full payment of water invoices issued up to December 20, 2007, which had been calculated under the terms of the original 1990 Agreement, and ordered the BVI government to make an immediate interim payment of $5.0 million to OC-BVI for amounts owed to OC-BVI.  The Court deferred deciding the entire dispute between the parties until it could conduct a hearing to determine the reasonable rate for water produced by OC-BVI for the period from December 20, 2007 to the present.

After conducting hearings on October 12 and 16, 2009, on October 28, 2009, the Court ordered the BVI government to pay OC-BVI at the rate of $13.91 per thousand imperial gallons for water produced by OC-BVI from December 20, 2007 to present, which amounts to a total recovery for OC-BVI of $10.3 million as of September 30, 2009.  The BVI government made a payment of $2.0 million to OC-BVI under the Court order during the fourth quarter of 2009.

On October 28, 2009, OC-BVI filed an appeal with the Eastern Caribbean Court of Appeals (the “Appellate Court”) asking the Appellate Court to review the September 17, 2009 ruling by the Eastern Caribbean Supreme Court as it relates to OC-BVI’s claim for compensation for expenditures made to expand the production capacity of the Baughers Bay plant.

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

Effective January 1, 2008, OC-BVI changed its policy for the recording of its revenues from the Baughers Bay plant from the accrual to the equivalent of the cash method due to an inability to meet all of the relevant revenue recognition criteria.  As a result of this adjustment to its revenues, OC-BVI incurred operating losses for all fiscal quarters of 2008 and 2009.    Any cash payments made by the BVI government on Baughers Bay related invoices were applied by OC-BVI to the remaining balance of outstanding accounts receivable that arose from billings for periods prior to and including December 2007 and thus were not recognized as revenues.  Sufficient payments were received from the BVI government during the three months ended September 30, 2009 to repay the remaining accounts receivable balances relating to periods prior to December 31, 2007.  OC-BVI continues to apply the equivalent of the cash method with respect to the recognition of revenues from Baughers Bay.  Consequently, OC-BVI will not recognize as revenues any amounts to be paid to OC-BVI as a result of the Court ruling until such amounts are paid by the BVI government. The BVI government made a $2 million payment on the Court award during the fourth quarter of 2009.  OC-BVI also applied the equivalent of the cash basis of accounting for revenue recognition for its Bar Bay plant until such time as the Bar Bay Agreement was signed.

In February 2010 the BVI government announced that it had signed a 16 year contract with Biwater, PLC for the construction and operation of a water plant with a production capacity of 2.75 million U.S. gallons per day.  This new plant will provide potable water to the greater Tortola area.

The Company accounts for its investment in OC-BVI in accordance with the equity method of accounting for investments in common stock. This method requires recognition of a loss on an equity investment that is other than temporary, and indicates that a current fair value of an equity investment that is less than its carrying amount may indicate a loss in the value of the investment. To test for possible impairment of its investment in OC-BVI, the Company estimates its fair value as of the end of each fiscal quarter. In making this estimate, the Company calculates the expected cash flows from its investment in OC-BVI by (i) identifying various possible outcomes of the Baughers Bay dispute and negotiations for a definitive contract on the new Bar Bay plant; (ii) estimating the cash flows associated with each possible outcome, and (iii) assigning a probability to each outcome based upon discussions held to date by OC-BVI’s management with the BVI government and OC-BVI’s legal counsel. The resulting probability-weighted sum represents the expected cash flows, and the Company’s best estimate of future cash flows, to be derived from its investment in OC-BVI. After considering the September and October 2009 rulings of the Court, the Company determined that the carrying value of its investment in OC-BVI exceeded the estimated fair value for our investment in OC-BVI by approximately $160,000 as of September 30, 2009 and therefore recognized an impairment loss of this amount on this investment during the three months ended September 30, 2009.   As a result of the decision by the BVI government to enter into the agreement with Biwater, the Company now believes it unlikely that OC-BVI will derive any significant future cash flows from an operating contract for the Baughers Bay plant.  Consequently, the Company determined that an additional impairment loss of ($4,500,000) was required (and was recorded) during the fourth quarter of 2009 to reduce its investment in OC-BVI to its estimated fair value.

The Appellate Court could ultimately overturn the ruling of the Court requiring the BVI government to pay OC-BVI at the rate of $13.91 per thousand imperial gallons for water previously supplied.    If this occurs the actual cash flows from OC-BVI will vary materially from the expected cash flows the Company used in determining OC-BVI’s fair value as of December 31, 2009 and the Company would be required to record an additional impairment loss to reduce the carrying value of its investment in OC-BVI. Such impairment loss would reduce the Company’s earnings and could have a material adverse impact on its results of operations and financial condition.

9. Consolidated Water (Bermuda) Limited

In June 2006, the Company formed a Bermuda-based affiliate, Consolidated Water (Bermuda) Limited (“CW-Bermuda”) with two other shareholders. The Company owns 40% of the equity interest and voting rights of CW-Bermuda. In January 2007, CW-Bermuda entered into a design, build, sale and operating agreement with the Government of Bermuda for a desalination plant to be built in two phases at Tynes Bay along the northern coast of Bermuda. Under the agreement, CW-Bermuda constructed the plant and has been operating it since the second quarter of 2009.

The Company has entered into a management services agreement with CW-Bermuda for the design, construction and operation of the Tynes Bay plant, under which it receives fees for direct services, purchasing activities and proprietary technology.

Because (i) the equity investment in CW-Bermuda is not sufficient to permit it to finance its activities without the loan from the Company; (ii) the other investors in CW-Bermuda have no obligation to absorb any significant amount of its losses should losses arise; and (iii) the Company expects economic benefits from CW-Bermuda that are significantly greater than the Company’s voting rights of 40%, CW-Bermuda constitutes a variable interest entity (“VIE”). The Company is the primary beneficiary of CW-Bermuda and accordingly, consolidates the results of CW-Bermuda in its financial statements. The assets and liabilities of CW-Bermuda included in the Company’s consolidated balance sheet amounted to approximately $1,054,000 and $320,000 respectively, as of December 31, 2009. The Company has not provided any guarantees related to CW-Bermuda and any creditors of the VIE do not have recourse to the general credit of Consolidated Water Co. Ltd. as a result of including CW-Bermuda in the consolidated financial statements. The results of CW-Bermuda are reflected in the Company’s services segment.

10. Intangible assets

Effective February 1, 2003, the Company acquired 100% of the outstanding voting common shares of DesalCo Limited, its wholly-owned subsidiary DesalCo (Barbados) Ltd., and Ocean Conversion (Cayman) Limited. A portion of the purchase price was allocated to the following identifiable intangible assets:

(a)
The Company attributed $856,356 to an intangible asset which represents the fair value of a Management Services Agreement which has no expiration term. Originally, Management of the Company determined that this intangible asset has an indefinite life and therefore it was not amortized. Effective January 1, 2010, Management has assigned a life of 13 years to this intangible asset and amortization commenced effective January 1, 2010.

(b)
The Company attributed $337,149 to an intangible asset, the DWEERTM Distribution Agreement between DesalCo Limited and DWEER Technology Limited, which expires on October 31, 2009. Under this agreement, DesalCo Limited was granted an exclusive right, within certain geographical areas in the Caribbean, Central and South America, to distribute certain patented equipment which can increase the operational efficiency of reverse osmosis seawater desalination plants. The estimated fair value attributable to the intangible asset of the DWEERTM Distribution Agreement was amortized over the term of the underlying agreement.

(c)
The Company attributed $4,385,496 to intangible assets, which represents the fair value of three Water Production and Supply Agreements between Ocean Conversion (Cayman) Limited and the Government of the Cayman Islands, dated April 25, 1994, June 18, 1997 and December 31, 2001. Under these agreements, Ocean Conversion (Cayman) Limited built reverse osmosis seawater desalination plants for the Government of the Cayman Islands. Ocean Conversion (Cayman) Limited operates the plants until the expiration of the agreement term, as extended, at which time the plant operations will be transferred to the Government of the Cayman Islands for no consideration. The carrying amounts attributable to the intangible assets of the Water Production and Supply Agreements were amortized over the term of the agreements, which were approximately 6, 3 and 7 years, respectively.

(d)
On September 17, 2003, the Company signed an agreement with its Belize customer for the provision of water from a seawater desalination plant for an initial term of 23 years. The new agreement was effective on June 1, 2004 after certain conditions precedent were met or waived. The carrying amount of the Belize Water Production and Supply Agreement is being amortized over the term of the agreement and has a weighted average remaining useful life of 16.1 years.

	December 31,
	2009	2008
Cost
Intangible asset management service agreement	$856,356	$856,356
Amortizable intangible assets DWEERTM distribution agreement	337,149	337,149
Cayman water production and supply agreements	4,385,496	4,385,496
Belize water production and supply agreement	1,522,419	1,522,419
	7,101,420	7,101,420
Accumulated amortization
DWEERTM distribution agreement	(337,149)	(292,065)
Cayman water production and supply agreements	(4,385,496)	(4,272,271)
Belize water production and supply agreement	(459,119)	(392,922)
	(5,181,764)	(4,957,259)
Intangible assets, net	$1,919,656	$2,144,162

Amortization for each of the next five years is expected to be as follows:

2010	$132,066
2011	132,066
2012	132,066
2013	132,066
2014	132,066
Thereafter	1,259,326

11. Goodwill

The Company does not amortize goodwill, but it is analyzed for impairment annually.

The reporting segments are tested by comparing the fair value of the reporting segments to the carrying value. The fair value is determined using discounted cash flow methodology based on management’s best estimates for each segment. As of December 31, 2009, the Company’s impairment tests did not result in an impairment loss. Goodwill by segment was approximately $1.2 million, $2.3 million and $89,000 for the retail, bulk and services segments, respectively, as of December 31, 2009 and 2008.

12. Dividends

Interim dividends declared on Class A common stock and redeemable preferred stock for each quarter were as follows:

	2009	2008	2007
First Quarter	$0.065	$0.130	$0.065
Second Quarter	0.065	0.065	0.065
Third Quarter	0.075	0.065	0.065
Fourth Quarter	0.075	0.065	—

13. Long term debt

Long term debt consists of the following:

	December 31,
	2009	2008
Fixed rate bonds bearing interest at a rate of 5.95%; repayable in quarterly installments of $526,010; secured by substantially all of the Company’s assets. Redeemable in full at any time after August 4, 2009 at a premium of 1.5% of the outstanding principal and accrued interest on the bonds on the date of redemption; maturing on August 4, 2016.	$11,626,534	$12,987,799
Series A bonds bearing interest at the annual fixed rate of 7.5%, payable quarterly; maturing on June 30, 2015.	10,000,000	10,000,000
Total long term debt	21,626,534	22,987,799
Less discount	497,267	629,459
Less current portion	1,322,483	1,229,071
Long term debt, excluding current portion	$19,806,784	$21,129,269

As of December 31, 2009, the Company has available but unused lines of credit with Scotiabank for $2,000,000, bearing interest at the floating base rate as established by Cayman Islands Class A licensed banks from time to time.

The Company has collateralized all borrowings under the 5.95% fixed rate bonds and the $2,000,000 unused line of credit by providing a first debenture over fixed and floating assets, a first legal charge over land and buildings, a security interest in all insurance policies and claims, a reimbursement agreement for standby letters of credit, a pledge of capital stock of each subsidiary and guarantees and negative pledges from each company where a majority interest exists.

On July 1, 2005, CW-Bahamas sold $10,000,000 Series A bonds solely to Bahamian citizens and permanent resident investors in The Bahamas. The bonds mature on June 30, 2015, at which time the outstanding principal amount must be paid in full. The bonds accrue interest at the annual fixed rate of 7.5% of the outstanding principal amount and interest payments are payable to the bondholders each year in March, June, September and December. CW-Bahamas has the option to redeem the bonds in whole or in part without penalty commencing after June 30, 2008.  As of December 31, 2009, CW-Bahamas has not exercised this option.

CW-Bahamas has a credit facility with Scotiabank that consists of a B$500,000 revolving working capital loan. The obligations under the credit facility are secured by the assets CW-Bahamas. Borrowings under the working capital loan accrue interest at the Nassau Prime rate plus 1.50% per annum. No amounts were outstanding under this facility as of December 31, 2009.  This credit facility contains certain covenants applicable to CW-Bahamas, including restrictions on additional debt, guarantees and sale of assets. The credit facility limits the payment of dividends by CW-Bahamas to available cash flow (as defined in the governing loan agreement). All obligations under the credit facility are repayable on demand.

As of December 31, 2009, the aggregate debt repayment obligations over the next five years and thereafter are as follows:

2010	$1,444,086
2011	1,531,945
2012	1,625,150
2013	1,724,025
2014	1,828,917
Thereafter	13,472,411
$21,626,534

14. Share capital and additional paid-in capital

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

The Company has an Option Deed in place which is designed to deter coercive takeover tactics. Pursuant to this plan, holders of common shares and preferred shares were granted options which entitle them to purchase 1/100 of a share of Class ‘B’ stock at an exercise price of $50.00 if a person or group acquires or commences a tender offer for 20% or more of the Company’s common shares. Option holders (other than the acquiring person or group) will also be entitled to buy, for the $37.50 exercise price, common shares with a then market value of $100.00 in the event a person or group actually acquires 20% or more of the Company’s common shares. Options may be redeemed at $0.01 under certain circumstances. 145,000 of the Company’s authorized but unissued common shares have been reserved for issue as Class ‘B’ stock. The Class ‘B’ stock has priority over common shares with respect to dividend and voting rights. No Class ‘B’ stock options have been exercised or redeemed up to December 31, 2009. In March 2007, the Board of Directors extended the expiration date of the Option Deed through July 2017.

15. Cost of Revenues and General and Administrative Expenses

	Year Ended December 31,
	2009	2008	2007
Cost of revenues consist of:
Electricity	$8,743,711	$10,352,763	$8,688,021
Depreciation	5,882,387	5,380,061	4,581,375
Fuel oil	4,953,120	9,279,123	6,404,945
Employee costs	4,537,824	4,230,387	3,866,813
Cost of plant sales	3,850,188	9,949,693	4,547,122
Maintenance	2,437,164	2,284,690	2,339,341
Other	1,564,739	2,331,467	1,473,840
Royalties	1,505,080	1,367,369	1,407,367
Insurance	1,321,727	1,131,826	1,243,136
Amortization of intangible assets	224,500	737,737	788,659
Water purchases	-	-	52,020
	$35,020,440	$47,045,116	$35,392,639

General and administrative expenses consist of:
Employee costs	$4,526,140	$3,941,357	$4,316,922
Other	2,701,105	2,137,518	2,156,367
Insurance	952,742	863,239	696,953
Professional fees	857,135	774,095	1,173,090
Directors’ fees and expenses	692,374	715,591	761,443
Depreciation	310,529	308,699	316,574
Maintenance	61,232	48,686	56,959
	$10,101,257	$8,789,185	$9,478,308

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

The following summarizes information related to the computation of basic and diluted earnings per share for the respective years ended December 31:

	2009	2008	2007
Net income attributable to Consolidated Water Co. Ltd. common stockholders	$6,098,571	$7,209,716	$11,387,651
Less: Dividends paid and earnings attributable on preferred shares	(5,236)	(4,696)	(5,509)
Net income available to common shares in the determination of basic earnings per common share	$6,093,335	$7,205,020	$11,382,142

Weighted average number of common shares in the determination of basic earnings per common share attributable to Consolidated Water Co. Ltd. common stockholders	14,535,192	14,519,847	14,404,732
Plus:
Weighted average number of preferred shares outstanding during the year	17,657	19,124	22,488
Potential dilutive effect of unexercised options	35,295	—	68,144
Weighted average number of shares used for determining diluted earnings per common share attributable to Consolidated Water Co. Ltd. common stockholders	14,588,144	14,538,971	14,495,364

17. Segment information
	As of and for the year ended December 31, 2009
	Retail	Bulk	Services	Total
Revenues	$23,239,756	$25,905,077	$8,874,684	$58,019,517
Cost of revenues	9,812,434	20,149,969	5,058,037	35,020,440
Gross profit	13,427,322	5,755,108	3,816,647	22,999,077
General and administrative expenses	8,215,142	1,676,327	209,788	10,101,257
Income from operations	5,212,180	4,078,781	3,606,859	12,897,820
Other income (expense), net				(6,298,138)
Consolidated net income				6,599,682
Income attributable to noncontrolling interests				501,111
Net income attributable to Consolidated Water Co. Ltd.				$6,098,571

As of December 31, 2009:
Property plant and equipment, net	$26,918,699	$31,935,956	$1,390,870	$60,245,525
Construction in progress	1,000,882	-	-	1,000,882
Goodwill	1,170,511	2,328,526	88,717	3,587,754
Total assets	78,291,323	68,832,934	7,351,524	154,475,781

	As of and for the year ended December 31, 2008
	Retail	Bulk	Services	Total
Revenues	$22,369,806	$30,121,536	$13,187,617	$65,678,959
Cost of revenues	10,566,747	25,557,832	10,920,537	47,045,116
Gross profit	11,803,059	4,563,704	2,267,080	18,633,843
General and administrative expenses	7,150,449	1,379,597	259,139	8,789,185
Income from operations	4,652,610	3,184,107	2,007,941	9,844,658
Other income (expense), net				(2,568,975)
Consolidated net income				7,275,683
Income attributable to noncontrolling interests				65,967
Net income attributable to Consolidated Water Co. Ltd.				$7,209,716

As of December 31, 2008:
Property plant and equipment, net	$22,526,675	$34,607,482	$1,803,823	$58,937,980
Construction in progress	5,305,733	852,225	-	6,157,958
Goodwill	1,170,511	2,328,526	88,717	3,587,754
Total assets	80,567,404	68,876,710	5,212,460	154,656,574

	As of and for the year ended December 31, 2007
	Retail	Bulk	Services	Total
Revenues	$22,225,765	$24,320,392	$7,530,708	$54,076,865
Cost of revenues	9,930,936	20,078,758	5,382,945	35,392,639
Gross profit	12,294,829	4,241,634	2,147,763	18,684,226
General and administrative expenses	7,822,592	1,437,896	217,820	9,478,308
Income from operations	4,472,237	2,803,738	1,929,943	9,205,918
Other income (expense), net				2,633,532
Income before non-controlling interests				11,839,450
Income attributable to non-controlling interests				451,799
Net income attributable to Consolidated Water Co. Ltd.				$11,387,651

As of December 31, 2007:
Property plant and equipment, net	$23,102,174	$34,619,902	$2,259,438	$59,981,514
Construction in progress	3,273,108	1,716,671	-	4,989,779
Goodwill	1,170,511	2,328,526	88,717	3,587,754
Total assets	86,646,896	56,914,279	5,769,709	149,330,884

Revenues from the Cayman Island operations were $31,739,512 in 2009 (2008: $31,299,635 and 2007: $29,436,608). Revenues from all other country operations were $26,280,005 in 2009 (2008: $34,379,324 and 2007: $24,640,257). Included in the revenues from other countries is $15,535,411 in 2009 (2008: $19,124,705 and 2007: $15,317,960) from the operations in the Bahamas, $1,869,912 in 2009 (2008: $2,066,871 and 2007: $1,791,592) from our operations in Belize and $nil in 2009 (2008: $nil and 2007: $237,856) from our operations in Barbados.

For the year ended December 31, 2009, revenues in the amount of $15,285,508 (2008: $19,037,522 and 2007 $15,038,317:) were earned from the Water and Sewerage Corporation of The Bahamas (“WSC”) and revenues in the amount of $8,499,755 (2008: $9,017,143 and 2007: $7,490,485) were earned from the Water Authority-Cayman. Revenues from the WSC represented 26% (2008: 29% and 2007: 28%) of total revenues and revenues from the Water Authority-Cayman represented 15% (2008: 14% and 2007: 14%) of total revenues.

For the year ended December 31, 2009, revenues which were earned in the Services segment from OC-BVI through various management service agreements and an engineering service agreement amounted to $324,148 (2008: $541,218  and 2007: $668,888).

As of December 31, 2009 and 2008, property, plant and equipment located in the Cayman Islands was $28,146,619 and $23,954,235, respectively. Property, plant and equipment in all other country operations was $32,098,906 and $34,983,745 as of December 31, 2009 and 2008, respectively. Included in property, plant and equipment from other country operations is $29,982,058 in 2009 and $32,456,941 in 2008, from the operations in the Bahamas and $1,472,227 in 2009 and $1,499,859 in 2008 from our operations in Belize.

18. Related party transactions

The Company paid engineering consulting fees of approximately $93,000 in 2007 to Wilmer F. Pergande, a Director of the Company.

On May 25, 2005, OC-BVI entered into a twenty-five year lease agreement with Bar Bay Estate Holdings Limited (“Bar Bay”), a private company incorporated in the Territory of the British Virgin Islands, pursuant to which OC-BVI agreed to lease from Bar Bay approximately 50,000 square feet of land on Tortola, British Virgin Islands on which the above mentioned seawater desalination plant and wells were constructed. Under the terms of the lease agreement, a lease premium payment of $750,000 was made on June 10, 2005, annual lease and easement payments of $15,020 are due annually and royalty payments of 2.87% of annual sales are payable quarterly. A Director of Sage Water Holdings (BVI) Limited, a Company which currently owns 100% of the non-voting stock, 50% of the voting common stock and 50% of the profit sharing rights of OC-BVI, is also a Director of OC-BVI and holds 50% of the outstanding shares of Bar Bay.

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

Future minimum lease payments under non-cancelable operating leases as of December 31, 2009 are as follows:

2010	$314,634
2011	71,955
Thereafter	—
$386,589

Total rental expense for the years ended December 31, 2009, 2008 and 2007 was $373,099,  $343,780 and $367,932 respectively.

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

The Company has entered into employment agreements with certain executives, which expire through December 31, 2011 and provide for, among other things, base annual salary in an aggregate amount of $1.5 million, performance bonuses and various employee benefits.

As of December 31, 2009, the Company was subject to interest rate risk related to its $2,675,000 loan to OC-BVI that bears interest at the three month LIBOR plus 7.5% per annum.

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

Non-Executive Directors’ Share Plan

In 1999, the Company introduced a stock grant plan, which forms part of Directors’ remuneration. Under the plan, Directors receive a combination of cash and common stock in consideration of remuneration for their participation in Board meetings. All Directors are eligible except Executive Officers, who are covered by individual employment contracts, and the Government elected board member. The number of common stock granted is calculated based upon the market price of the Company’s common stock on October 1 of the year preceding the grant. Stock granted during the year ended December 31, 2009 totaled 3,928 shares (2008: 3,899 shares).

2008 Equity Incentive Plan

On May 14, 2008 the Company’s stockholders approved the 2008 Equity Incentive Plan (the “2008 Plan”) and reserved 1,500,000 shares of the Company’s Class A common shares for issuance under this plan. All Directors, executives and key employees of the Company or its affiliates are eligible for participation in the 2008 Plan which provides for the issuance of options, restricted stock and stock equivalents at the discretion of the Board. A total of 101,697 (2008: 101,655) options were granted under the 2008 Plan in 2009 at an exercise price of $7.90 (2008: exercise prices of $30.40 and $23.44).

The Company measures and recognizes compensation cost at fair value for all share-based payments, including stock options. As a result, stock compensation expense of $497,938 and $445,285 was charged to earnings for the years ended December 31, 2009 and 2008, respectively.

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

The significant weighted average assumptions for the years ended December 31, 2009, 2008 and 2007 were as follows:

	2009	2008	2007
Risk free interest rate	1.10%	2.87%	4.82%
Expected option life (years)	2.4	3.5	2.0
Expected volatility	55.37%	57.16%	37.44%
Expected dividend yield	2.13%	1.51%	0.91%

A summary of the Company’s stock option activity for the year ended December 31, 2009 is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (1)
Outstanding at beginning of year	118,115	$28.30
Granted	109,564	8.20
Exercised	(1,118)	9.22
Forfeited	(11,509)	9.22
Outstanding at end of year	215,052	$18.76	3.52 years	$649,844
Exercisable at end of year	33,885	$29.27	2.02 years	$—
____________
(1)
The intrinsic value of a stock option represents the amount by which the fair value of the underlying stock, measured by reference to the closing price of the common shares of $14.29 in the Nasdaq Global Select Market on December 31, 2009, exceeds the exercise price of the option.

As of December 31, 2009, 181,167 non-vested options were outstanding with a weighted average exercise price of $16.80 and an average remaining contractual life of 3.80 years. The total remaining unrecognized compensation costs related to unvested stock-based arrangements was $283,335 at December 31, 2009 and is expected to be recognized over a weighted average period of 3.80 years.

The following table summarizes the weighted average fair value of options at date of grant and the intrinsic value of options exercised during the years ended December 31, 2009, 2008 and 2007:

	2009	2008	2007
Options granted with an exercise price below market price on the date of grant:
Employees — preferred share options	$8.31	$—	$6.65
Overall weighted average	$8.31	$—	$6.65
Options granted with an exercise price at market price on the date of grant:
Management employees	$3.28	$—	$—
Employees — common share options	$8.05	$6.82	$10.49
Overall weighted average	$5.66	$6.82	$10.49
Options granted with an exercise price above market price on the date of grant:
Management employees	$—	$4.43	$—
Employees — preferred share options	$—	$0.02	$—
Overall weighted average	$—	$4.35	$—
Total intrinsic value of options exercised	$34,963	$12,012	$5,082,472

21. Pension benefits

Staff pension plans are offered to all employees in the Cayman Islands. The plans are administered by third party pension plan providers and are defined contribution plans whereby the Company matches the contribution of the first 5% of each participating employee’s salary up to $72,000. The total amount recognized as an expense under the plan during the year ended December 31, 2009 was $181,143 (2008: $174,616 and 2007: $168,820).

22. Financial instruments

Credit risk:

The Company is not exposed to significant credit risk on its retail customer accounts as its policy is to cease supply of water to customers’ accounts that are more than 45 days overdue. The Company’s exposure to credit risk is concentrated on receivables from its Bulk water customers. Management considers these receivables fully collectible and therefore the Company has not recorded an allowance for these receivables. All other accounts receivable are current or an allowance has been made for collection as of December 31, 2009.

Interest rate risk:

Substantially all of the Company’s outstanding debt consists of fixed rate obligations and therefore the Company is not subject to interest-rate risk arising from fluctuations of LIBOR or prime lending rates. As of December 31, 2009, the Company is subject to interest rate risk related to its $2,675,000 loan to OC-BVI that bears interest at the three month LIBOR plus 7.5% per annum.

Foreign exchange risk:

All relevant foreign currencies have fixed exchange rates to the United States dollar as detailed under the foreign currency accounting policy note. If any of these fixed exchange rates become floating exchange rates, the Company’s consolidated results of operations could be adversely affected.

Fair values:

As of December 31, 2009 and 2008, the carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and other liabilities and dividends payable approximate their fair values due to the short term maturities of these instruments. Management considers that the carrying amounts for loans receivable and long term debt as of December 31, 2009 approximate their fair value.

Fair value is defined as the exit price, or the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date. The guidance also establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs market participants would use in valuing the asset or liability and are developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the factors market participants would use in valuing the asset or liability. The guidance establishes three levels of inputs that may be used to measure fair value:

Level 1 — Quoted prices in active markets for identical assets or liabilities.

Level 2 — Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurements. The Company reviews the fair value hierarchy classification on a quarterly basis. Changes in the observability of valuation inputs may result in a reclassification of levels for certain securities within the fair value hierarchy.

The following table presents the Company’s fair value hierarchy for assets and liabilities measured at fair value as of December 31, 2009 (in thousands):

	December 31, 2009
	Level 1	Level 2	Level 3	Total
Assets:
Recurring
Cash equivalents	$32,854,708	$-	$-	$32,854,708
Nonrecurring
Investment in affiliate	$-	$-	$9,157,995	$9,157,995

In 2009 the Company recorded an impairment loss on investment in affiliate of $(4,660,000). (see Note 8)

	December 31, 2008
	Level 1	Level 2	Level 3	Total
Assets:
Recurring
Cash equivalents	$27,964,702	$-	$-	$27,964,702
Nonrecurring
Investment in affiliate	$-	$-	$14,371,312	$14,371,312

23.	Non cash transactions:
	2009	2008	2007
Supplemental disclosure of cash flow information
Interest paid in cash	$1,492,775	$1,570,878	$1,845,426

The Company executed the following non-cash transactions:
Note received for plant facility sold	$10,996,290	$—	$1,738,000
Conversion of accounts receivable to investment in affiliate (see Note 8)	800,000	—	—
Issuance of 6,734, 11,450 and 11,346 respectively, of common shares for services rendered	95,592	286,462	251,377
Issuance of 4,533, 1,774, and 2,600 respectively, of redeemable preferred shares for services rendered	78,703	30,158	47,856
Conversion of 5,784, 5,451 and 5,698, respectively of redeemable preferred shares to common shares	3,470	3,271	3,419
Dividends declared but not paid	1,091,879	945,695	—

24. Impact of recent accounting standards pronouncements

Adoption of New Accounting Standards:

Business Combinations
In December 2007, the FASB issued new accounting guidance on business combinations and non-controlling interests in consolidated financial statements. The objective is to improve the relevance, representational faithfulness and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. The guidance applies to all transactions or other events in which an entity (the “acquirer”) obtains control of one or more businesses (the “acquiree”), including those sometimes referred to as “true mergers” or “mergers of equals” and combinations achieved without the transfer of consideration. In April 2009, the FASB issued additional guidance which addresses application issues arising from contingencies in a business combination. The Company adopted this standard effective for the year ended December 31, 2009.

Noncontrolling Interests in Consolidated Financial Statements
In December 2007, the FASB issued new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The new guidance also changes the way the consolidated financial statements are presented, establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation, requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated and expands disclosures in the consolidated financial statements that clearly identify and distinguish between the parent’s ownership interest and the interest of the noncontrolling owners of a subsidiary. The provisions are to be applied prospectively as of the beginning of the fiscal year in which the guidance is adopted, except for the presentation and disclosure requirements, which are to be applied retrospectively for all periods presented.  The Company adopted this standard effective for the year ended December 31, 2009.

Subsequent Events
In May 2009, the FASB issued new accounting guidance on subsequent events effective for interim or annual reporting periods ending after June 15, 2009.  The new guidance establishes general standards of accounting and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The adoption requires the Company to evaluate all subsequent events that occur after the balance sheet date through the date and time the Company’s financial statements are issued.  The Company evaluates the accounting and disclosure of events occurring after the balance sheet date but before the consolidated financial statements are issued.  Based upon the evaluation, the Company did not identify any recognized or nonrecognized subsequent events that would have required adjustment or disclosure in the consolidated financial statements.

Effect of Newly Issued But Not Yet Effective Accounting Standards:

Accounting for Transfers of Financial Assets
In June 2009, the FASB issued new accounting guidance to improve the information provided in financial statements concerning transfers of financial assets, including the effects of transfers on financial position, financial performance and cash flows, and any continuing involvement of the transferor with the transferred financial assets. The provisions are effective for the Company’s financial statements for the fiscal year beginning January 1, 2010.  The Company does not expect the adoption of this standard to have a material impact on its financial statements.

Variable Interest Entities
In June 2009, the FASB issued new accounting guidance requiring an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. It also requires enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity.  The provisions are effective for the Company’s financial statements for the fiscal year beginning January 1, 2010.  The Company has concluded that the adoption of this standard in 2010 will not have a significant impact on its financial statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
Ocean Conversion (BVI) Ltd.

We have audited the accompanying consolidated balance sheets of Ocean Conversion (BVI) Ltd. and its subsidiary (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material aspects, the financial position of Ocean Conversion (BVI) Ltd. and subsidiary as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

As more fully discussed in Note 3 to the consolidated financial statements, the Company is involved in a dispute with the BVI Government, which is the Company’s sole customer. As a result of this dispute, the Company has modified its revenue recognition policy with regard to water sales to this customer, which was the principal factor in the Company’s incurring a significant net loss in 2009 and 2008. Other than this, the consolidated financial statements do not include any adjustments that might result from the ultimate outcome of this dispute.

/s/ MarcumRachlin, a division of Marcum LLP

Fort Lauderdale, Florida
March 16, 2010

OCEAN CONVERSION (BVI) LTD.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2009 and 2008

(Expressed in United States Dollars)

	December 31,
	2009	2008
ASSETS
Current assets
Cash and cash equivalents	$2,910,531	$748,566
Accounts receivable	42,349	1,134,950
Inventory	374,810	259,467
Prepaid expenses and other assets	105,737	36,089
Total current assets	3,433,427	2,179,072

Property, plant and equipment, net	8,179,176	10,202,457
Construction in progress	224,744	208,662
Inventory non-current	438,040	410,120
Other assets	612,500	642,500

Total assets	$12,887,887	$13,642,811

LIABILITIES AND EQUITY
Current liabilities
Accounts payable and other liabilities	$2,849,797	$1,789,256
Current portion of long term debt	625,000	2,250,000
Total current liabilities	3,474,797	4,039,256

Long term debt	2,050,000	-
Profit sharing obligation	3,209,756	3,209,756
Total liabilities	8,734,553	7,249,012

Commitments	-	-

Equity
Class A, voting shares, $1 par value. Authorized 600,000 shares: issued and outstanding 555,000 shares	555,000	555,000
Class B, voting shares, $1 par value. Authorized 600,000 shares: issued and outstanding 555,000 shares	555,000	555,000
Class C, non-voting shares, $1 par value. Authorized 600,000 shares: issued and outstanding 165,000 shares	165,000	165,000
Additional paid-in capital	225,659	225,659
Retained earnings	2,619,343	4,878,512
Total Ocean conversion (BVI) Ltd. stockholders’ equity	4,120,002	6,379,171
Noncontrolling interests	33,332	14,628
Total equity	4,153,334	6,393,799
Total liabilities and equity	$12,887,887	$13,642,811

The accompanying notes are an integral part of these consolidated financial statements.

OCEAN CONVERSION (BVI) LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2009, 2008 and 2007

(Expressed in United States Dollars)

	2009	2008	2007
Water sales	$5,016,033	$137,666	$9,326,435
Cost of water sales	6,878,323	4,160,394	3,280,833
Gross profit (loss)	(1,862,290)	(4,022,728)	6,045,602
General and administrative expenses	902,930	1,046,312	2,486,278
Income (loss) from operations	(2,765,220)	(5,069,040)	3,559,324
Other income (expense):
Interest income	654,976	7,480	579,373
Interest expense	(130,236)	(160,827)	(259,038)
Other income	15	739	565
Other income (expense), net	524,755	(152,608)	320,900
Net income (loss)	(2,240,465)	(5,221,648)	3,880,224
Income (loss) attributable to non-controlling interests	18,704	14,628	(33,776)
Net income (loss) attributable to Ocean Conversion (BVI) Ltd. stockholders	$(2,259,169)	$(5,236,276)	$3,914,000

The accompanying notes are an integral part of these consolidated financial statements.

OCEAN CONVERSION (BVI) LTD.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2009, 2008 and 2007

(Expressed in United States Dollars)

			Additional			Total
	Common stock		paid-in	Retained	Non-controlling	stockholders'
	Shares	Dollars	capital	earnings	interests	equity

Balance as of December 31, 2006	1,275,000	$1,275,000	$225,659	$6,647,038	$33,776	$8,181,473

Net income (loss)	-	-	-	3,914,000	(33,776)	3,880,224

Dividends declared	-	-	-	(318,750)	-	(318,750)

Balance as of December 31, 2007	1,275,000	1,275,000	225,659	10,242,288	-	11,742,947

Net income (loss)	-	-	-	(5,236,276)	14,628	(5,221,648)

Dividends declared	-	-	-	(127,500)	-	(127,500)

Balance as of December 31, 2008	1,275,000	1,275,000	225,659	4,878,512	14,628	6,393,799

Net income (loss)	-	-	-	(2,259,169)	18,704	(2,240,465)

Balance as of December 31, 2009	1,275,000	$1,275,000	$225,659	$2,619,343	$33,332	$4,153,334

The accompanying notes are an integral part of these consolidated financial statements.

OCEAN CONVERSION (BVI) LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2009, 2008 and 2007

(Expressed in United States Dollars)

	2009	2008	2007
Cash flows from operating activities
Net income (loss)	$(2,240,465)	$(5,221,648)	$3,880,224
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	820,030	251,708	399,442
Impairment loss on operating contract	2,121,775	-	-
Profit sharing	-	-	1,240,094
Change in:
Accounts receivable	1,092,601	7,042,140	(5,770,794)
Inventory	(143,263)	(202,228)	(42,137)
Other assets	(39,648)	21,372	(671,996)
Accounts payable and accrued liabilities	1,860,541	(283,197)	595,269
Net cash provided by (used in) operating activities	3,471,571	1,608,147	(369,898)

Cash flows from investing activities
Purchase of property, plant and equipment	(257,514)	(156,195)	(28,232)
Expenditures for construction in progress	(677,092)	(12,549)	(307,812)
Net cash (used in) investing activities	(934,606)	(168,744)	(336,044)

Cash flows from financing activities
Profit sharing rights paid	-	(40,500)	(101,250)
Principal repayments of long term debt	(375,000)	(625,000)	(125,000)
Dividends paid	-	(127,500)	(318,750)
Net cash (used in) in financing activities	(375,000)	(793,000)	(545,000)
Net increase (decrease) in cash and cash equivalents	2,161,965	646,403	(1,250,942)
Cash and cash equivalents at the beginning of the year	748,566	102,163	1,353,105
Cash and cash equivalents at the end of the year	$2,910,531	$748,566	$102,163

Supplemental disclosure of cash flow information
Interest paid in cash	$82,578	$245,000	$154,314
Conversion of accounts payable to long term debt (see Note 6).	$800,000	$-	$-

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

Cash and cash equivalents: Cash and cash equivalents are comprised of demand deposits at banks and highly liquid deposits at banks with an original maturity of three months or less. Cash and cash equivalents are not restricted as to withdrawal or use.

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

Revenue from water sales:  Through December 31, 2007, OC-BVI recognized revenues from water sales at the time water was supplied to the BVI government’s distribution system. The amount of water supplied was determined based upon water meter readings performed at the end of each month.  Under the terms of its bulk water supply contracts, OC-BVI is entitled to charge its customers the greater of a minimum monthly charge or the price for water supplied during the month.  Due to the dispute relating to the Baughers Bay plant (see Note 3) that resulted in on-going uncertainty as to the amount and timing of payments by the BVI government for water supplied from this plant, effective January 1, 2008, OC-BVI changed its policy for recognizing revenues on its Baughers Bay plant from the accrual to the equivalent of the cash method. OC-BVI has recognized revenues for amounts billed to the BVI government for water supplied from the Baughers Bay and Bar Bay plants during the years ended December 31, 2008 and 2009 only to extent such amounts have been paid by the BVI government and such amounts exceed in the aggregate the accounts receivable balances previously due from the BVI government as of December 31, 2007 for water supplied from the Baughers Bay plant. Payments received by OC-BVI from the BVI government totaled approximately $4.7 million, $6.7 million and $6.3 million in 2007, 2008 and 2009, respectively.

Reclassifications: The deferred revenue amount previously presented in the 2008 consolidated balance sheet has been reclassified in these financial statements as follows:

As of
December 31, 2008
Accounts receivable, as previously reported	$14,029,143
Reclassification	(12,894,193)
Accounts receivable, as adjusted	$1,134,950

Deferred revenue, as previously reported	$12,894,193
Reclassification	(12,894,193)
Deferred revenue, as adjusted	$-

Certain other prior year amounts have also been reclassified to conform to the current year’s presentation.

3.	Dispute with BVI government.

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

After conducting hearings on October 12 and 16, 2009, on October 28, 2009, the Court ordered the BVI government to pay OC-BVI at the rate of $13.91 per thousand imperial gallons for water produced by OC-BVI from December 20, 2007 to present, which amounts to a total recovery for OC-BVI of $10.3 million as of September 30, 2009.  The BVI government made a payment of $2.0 million to OC-BVI under the Court order during the fourth quarter of 2009.

On October 28, 2009, OC-BVI filed an appeal with the Eastern Caribbean Court of Appeals (the “Appellate Court”) asking the Appellate Court to review the September 17, 2009 ruling by the Eastern Caribbean Supreme Court as it relates to OC-BVI’s claim for compensation for expenditures made to expand the production capacity of the Baughers Bay plant.

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

The Appellate Court could ultimately overturn the ruling of the Court requiring the BVI government to pay OC-BVI at the rate of $13.91 per thousand imperial gallons for water previously supplied.    If this occurs OC-BVI could be required to repay some or all of the funds paid by the BVI government pursuant to the award by the Court.  If this occurs OC-BVI would be required to record an expense for the amounts repaid.  Such expense could have a material adverse impact on OC-BVI’s  results of operations and financial condition.

During 2007 OC-BVI completed, for a total cost of approximately $8 million, the construction of a 700,000 U.S. gallons per day desalination plant located at Bar Bay, Tortola (the “Bar Bay plant”). On December 19, 2008, OC-BVI and the BVI government executed a binding term sheet for the purchase of water by the BVI government from OC-BVI’s seawater desalination plant located at Bar Bay, Tortola, BVI. The parties intended this term sheet to govern the terms of sale of water by OC-BVI to the BVI government until the parties executed a definitive contract. On March 4, 2010, OC-BVI and the BVI government executed the definitive contract for the Bar Bay plant (the “Bar Bay Agreement”). Under the terms of the Bar Bay Agreement, OC-BVI will deliver up to 600,000 U.S. gallons of water per day to the BVI government from the Bar Bay plant. Prior to completion of the construction of the first phase of certain additional facilities by OC-BVI in August 2009, the BVI government was not obligated to purchase any minimum volumes of water from OC-BVI. The first phase of such facilities construction involved the installation of water pipes from the plant to a BVI government-owned reservoir site and from this site to the BVI government’s piped water distribution system. However, since completion of this first phase, the BVI government has been obligated to purchase at least 600,000 U.S. gallons of water per day from the plant. A second phase of construction requires OC-BVI to complete a storage reservoir on the BVI government site within twelve months of the signing of the Bar Bay Agreement.  The Bar Bay Agreement includes a seven-year extension option exercisable by the BVI government.

4. Inventory

Inventory consists of:

	December 31,
	2009	2008
Consumables stock	$66,255	$89,984
Spare parts stock	746,595	579,603
Total inventory	812,850	669,587
Less current portion	374,810	259,467
Inventory (non-current)	$438,040	$410,120

5. Property, plant and equipment and construction in progress

Property, plant and equipment consist of:

	December 31,
	2009	2008

Buildings	$3,587,639	$3,587,639
Plant and equipment	5,488,196	13,853,490
Office furniture, fixtures and equipment	69,000	61,363
Vehicles	71,600	71,600
Tools & test equipment	21,259	18,431
	9,237,694	17,592,523
Accumulated depreciation	(1,058,518)	(7,390,066)
Property, plant and equipment, net	$8,179,176	$10,202,457
Construction in progress	$224,744	$208,662

As a result of the September 2009 determination by the Eastern Caribbean Supreme Court that the BVI government was entitled to ownership and immediate possession of the Baughers Bay plant (see Note 3). OC-BVI recorded an impairment loss on operating contract of approximately $2.1 million during the year ended December 31, 2009 for fixed assets associated with the Baughers Bay plant, which is included in cost of water sales.

6. Long term debt

	December 31,
	2009	2008
CWCO loan bearing interest at three month LIBOR plus 5.5% (5.75% as of December 31, 2009) per annum, with interest calculated daily and payable quarterly. The loan is payable in eight (8) quarterly principal payments, being four (4) equal installments of $125,000 commencing on November 30, 2009, three (3) equal installments of $250,000, plus a final principal payment of $1,550,000 due on August 31, 2011, plus quarterly payments of accrued interest	$2,675,000	$2,250,000
Less current portion	(625,000)	(2,250,000)
Long term debt, excluding current portion	$2,050,000	$—

On May 25, 2005, the Company entered into a loan agreement with Consolidated Water Co. Ltd. (“CWCO”), a Cayman Islands company which owns 50% of the Company’s voting shares. Under this agreement CWCO loaned the Company $3.0 million for the design and construction of the Bar Bay plant in Tortola. The loan principal was originally due and payable on June 1, 2007 and interest accrues at the LIBOR rate plus 3.5% and is payable quarterly on amounts drawn down commencing July 2005. The loan can be repaid at any time without penalty and is secured by a debenture on all of the Company’s assets. On August 24, 2007, the loan agreement was amended such that the loan is payable in eight quarterly principal payments of $125,000 commending on August 31, 2007, plus a final principal payment of $2,000,000 due on August 31, 2009, plus quarterly payments of accrued interest. In August 2009, CWCO amended the terms of this loan with OC-BVI, increasing its balance to $2,800,000 by converting $800,000 in trade payables due to CWCO from OC-BVI.   Under the terms of this amendment, the interest rate on the loan was increased to the rate of LIBOR plus 5.5% and the maturity date for the final balloon payment extended to August 31, 2011. CWCO further amended this loan in January 2010 to increase the interest rate to LIBOR plus 7.5%.  OC-BVI failure to obtain new agreements with the BVI government for its Baughers Bay and Bar Bay plants constituted an event of default under the loan agreement as of December 31, 2009.  However, the Company has obtained waivers of this default through January 1, 2011 from CWCO.

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

Future minimum lease payments under non-cancelable operating leases as of December 31, 2009 are as follows:

2010	$33,075
2011	33,075
2012	33,075
2013	33,075
2014	33,075
Thereafter	258,375

Total rental expense for the years ended December 31, 2009, 2008 and 2007 was $63,655, $63,655, and $83,655, respectively.

8. Expenses

	Year Ended December 31,
	2009	2008	2007
Cost of water sales consist of the following:
Fuel oil	$104,031	$892,442	$990,188
Electricity	2,126,281	1,653,487	702,400
Maintenance	358,516	358,190	278,673
Depreciation	819,352	250,603	398,336
Employee costs	609,364	501,894	469,759
Insurance	136,025	131,165	80,529
Loss from litigation	2,121,775	—	—
Other direct costs	602,979	372,613	360,948
	$6,878,323	$4,160,394	$3,280,833
General and administrative expenses consist of the following:
Profit sharing	$—	$—	$1,240,094
Management fees	389,978	725,895	713,119
Directors fees and expenses	27,472	27,789	63,711
Professional fees	219,103	120,600	266,366
Employee costs	45,976	52,718	50,431
Maintenance costs	2,598	145	1,265
Depreciation	678	1,105	1,105
Other indirect costs	217,125	118,060	150,187
	$902,930	$1,046,312	$2,486,278

9. Related party transactions

Pursuant to an amended and restated Management Services Agreement dated December 1, 2003 between DesalCo Limited. (a wholly-owned subsidiary of CWCO) and the Company, DesalCo Limited provides the Company with management, administration, finance, operations, maintenance, engineering and purchasing services, and is entitled to be reimbursed for all reasonable expenses incurred on behalf of the Company. The Company incurred fees of $324,148, $541,218, and $528,119, related to this management service agreement for the years ended December 31, 2009, 2008 and 2007, respectively, and as of December 31, 2009 had accounts payable of $137,066 (2008: $440,315) due to DesalCo Limited for fees and expenses paid by DesalCo Ltd. on behalf of the Company.

Pursuant to a Management Services Memorandum effected January 1, 2004 between the Class B Directors who at any point in time represent Sage Water Holdings (BVI) Limited, and the Company, the Class B directors provide the Company with delegated operational matters, general management of local business matters, donation, sponsorship and public relations activities, and are entitled to an annual fixed fee of $60,000 and a profit sharing bonus equal to 2% of the Company’s income before depreciation, interest (income and expense), and other expenses not directly related to the operation of the Company. The Company incurred fees of $65,830, $184,675, and $185,000, related to this management service memorandum for the years ended December 31, 2009, 2008 and 2007, respectively and as of December 31, 2009 had accounts payable of $nil (2008: $7,600) due to Sage Water Holdings (BVI) Ltd.

As of December 31, 2009, the Company had accounts payable of $158,723 (2008: $24,522) related to the reimbursement of expenses paid by CWCO and DesalCo Limited.

10. Profit sharing obligation

	December 31,
	2009	2008
Opening balance	$3,209,756	$3,250,256
Additions	-	-
Distributions	-	(40,500)
Ending balance	$3,209,756	$3,209,756

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

Under the terms of the Agreements, the Company, in exchange for the above-mentioned shares, granted the Parties, profit sharing rights in the Company’s profits for as long as the Company remains in business as a going concern. The Agreement states that where the Company has profits available for the payment of dividends and pays a dividend from there, a distribution shall be made to each of the Parties equal to 202,500 (2008: 202,500) times the dividend per share received by the remaining shareholders and paid concurrently with such dividend. The factor of 202,500 (2008: 202,500) shall be subject to amendment by the same proportion and at the same time as changes take place or adjustments are made in respect of the remaining shareholders.

The current shareholders and an affiliate of a current shareholder have acquired these profit sharing rights. The Company has recorded an obligation as of December 31, 2009 for the maximum profit shares payable to the Parties if all retained earnings were to be distributed as dividends and profit shares.

11. Taxation

Under the terms of the water sale agreements with the Government, the Company is exempt from all non-employee taxation in the British Virgin Islands.

12. Pension plan

Effective December 1, 2003, the Company established the MWM Global Retirement Plan (the “Plan”). The Plan is a defined contribution plan whereby the Company will contribute 5% of each participating employee’s salary to the Plan. The total amount recognized as an expense under the plan during the year ended December 31, 2009 was $16,171 (2008: $14,335 and 2007: $13,876).

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

Fair values:

As of December 31, 2009 and 2008, the carrying amounts of cash and cash equivalents, accounts receivable, prepaid expenses and other assets, accounts payable and accrued liabilities approximate fair values due to the short term maturities of these assets and liabilities. Management considers that the carrying amount for long term debt approximates fair value.

14. Subsequent events

The Company has evaluated subsequent events for potential recording or disclosure in these consolidated financial statements through the date the financial statements were issued.

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

Our management has evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our management, including our principal executive officer and principal financial officer, have concluded that, as of the end of the period covered by this report, the company’s disclosure controls and procedures were effective at the reasonable assurance level.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Based on our assessment, management has concluded that, as of December 31, 2009, the Company’s internal control over financial reporting was effective at the reasonable assurance level.

The Company’s independent registered public accounting firm, MarcumRachlin, a division of Marcum LLP, has issued a report on the effectiveness of the Company’s internal control over financial reporting. Their report appears in Item 8. Financial Statements and Supplementary Data.

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

PART III

ITEM 10.            DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our Directors and Executive Officers

This table lists information concerning our executive officers and directors:

Name	Age	Position
Wilmer F. Pergande *	70	Director, Chairman of the Board of Directors
Frederick W. McTaggart	47	Director, President, Chief Executive Officer
David W. Sasnett	53	Director, Executive Vice President & Chief Financial Officer
Gregory S. McTaggart	46	Vice President of Cayman Operations
Robert B. Morrison	56	Vice President of Purchasing and Information Technology
Gerard J. Pereira	39	Vice President of Sales and Marketing
Ramjeet Jerrybandan	42	Vice President of Overseas Operations
William T. Andrews	61	Director
Brian E. Butler *	60	Director
Steven A. Carr *	59	Director
Carson K. Ebanks *	54	Director
Richard L. Finlay *	51	Director
Clarence B. Flowers, Jr. *	54	Director
Leonard J. Sokolow*	53	Director
Raymond Whittaker *	56	Director

*	The Board of Directors has determined that each of such persons is an “independent director” under the corporate governance rules of The NASDAQ Stock Market LLC (“NASDAQ”).

Wilmer F. Pergande has been a director of our Company since 1978 and Chairman since November 2009. He has more than 45 years of management and engineering experience in the desalinization industry.  Mr. Pergande is the principal of WF Pergande Consulting LLC currently providing consulting engineering services in the areas of desalination and fluid dynamics technologies. He retired in 2006 as the Global Leader for Desalination and Process Equipment for GE Infrastructure, Water and Process Technologies, a water desalination and treatment division of GE, which position he held since 2002. From 1995 to 2001, Mr. Pergande held the position of Vice-President of Special Projects, and CEO of a subsidiary, of Osmonics, Inc., a publicly-traded water treatment and purification company, until its acquisition by General Electric Co. Before joining Osmonics, Mr. Pergande was the Chief Executive Officer of Licon International, Inc., a publicly traded manufacturer of liquid separation and processing equipment from 1992 to 1995. Previously, Mr. Pergande was the President of Mechanical Equipment Company, Inc. from 1978 to 1992, and held managerial and executive positions from 1969 to 1977 with AquaChem Inc., both companies being manufacturers of seawater desalination equipment. He has been a Director of the International Desalination Association for three terms and also served as its Treasurer and Secretary.

Mr. Pergande was selected to serve as a member of our Board of Directors because of his management and engineering experience in the desalinization industry, and his organizational, sales and marketing skills.

Frederick W. McTaggart has been a director of our Company since 1998, President since October 2000 and Chief Executive Officer since January 1, 2004. Mr. McTaggart served as Chief Financial Officer of the Company from February 2001 to January 1, 2004.  From April 1994 to October 2000, Mr. McTaggart was the Managing Director of the Water Authority-Cayman, the government-owned water utility serving certain areas of the Cayman Islands. From March 1987 to April 1994 he held the positions of Deputy Director and Operations Engineer with the Water Authority-Cayman. He received his B.S. degree in Building Construction from the Georgia Institute of Technology in 1985. Mr. McTaggart is the brother of Mr. Gregory S. McTaggart, the Vice President of Cayman Operations.

Mr. McTaggart was selected to serve as a member of our Board of Directors because of his technical and managerial experience in the water industry, and his experience as the principal executive officer of the Water Authority-Cayman.

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

Mr. Sasnett was selected to serve as a member of our Board of Directors because of his accounting, auditing and consulting background and his experience as principal financial officer of several publicly-traded entities.

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

Gerard J. Pereira was appointed Vice President of Sales and Marketing in January 2008. Mr. Pereira obtained his Bachelor of Science and Master of Science in Chemical Engineering from the University of Waterloo, Ontario, Canada and joined Ocean Conversion (Cayman) Limited as Operations Engineer in 1995. He was promoted to Operations Manager of Ocean Conversion (Cayman) Limited in 1998, which post he held until our acquisition of that company. In March 2003, Mr. Pereira was promoted to Vice President of Engineering, retaining this post until his acceptance in 2008 of current position.

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

Dr. Andrews was selected to serve as a member of our Board of Directors because of his global experience in the desalinization industry, and in particular his experience as a pioneer of the Caribbean desalination market and his extensive knowledge of seawater reverse osmosis system design.

Brian E. Butler has been a director of our Company since 1983. Mr. Butler, a full time resident of the Cayman Islands, has been the president since 1977 of Butler Property Development Group, a consortium of property development companies specializing in luxury resort projects in the Cayman Islands, Turks and Caicos Islands and British Columbia, Canada.

Mr. Butler was selected to serve as a member of our Board of Directors because of his over 40 years as a property developer in the Caribbean and his knowledge of and business connections on the Cayman Islands.

Steven A. Carr has served as a director of the Company since 1998. Mr. Carr is the President of Carr & Associates, a private investment firm located in Bryan, Texas. Mr. Carr received his Bachelor of Science degree from Texas A&M University in 1973 and his Master of Arts degree from the University of Texas in 1980. From 1972 to 1994, Mr. Carr held executive positions and participated in the ownership and management of a number of broadcast and telecommunications ventures throughout the United States. From 1998 to 2000, Mr. Carr served as an alternate director on our Board of Directors and was elected as a full director in May 2000. Mr. Carr was a director and chairman of the Trust Committee of the First National Bank of Bryan until its sale in 2007, and a director of Consolidated Water (Bahamas) Limited. He is Senior Lecturer at Texas A&M University’s Mays Business School, a councilor of the Texas A&M Research Foundation, director of the 12th Man Foundation and serves on numerous other boards and councils of private corporations and associations.

Mr. Carr was selected to serve as a member of our Board of Directors because of his knowledge of our Company and business experience.

Carson K. Ebanks became the Cayman Islands government nominated director of our Company in May of 2001. Mr. Ebanks was the Director of Planning for the Cayman Islands from 1991 — 1997. Since 1997, he has served the Cayman Islands Government as a Chief Officer currently for the Ministry of Finance, Tourism and Development. Mr. Ebanks is a Justice of the Peace, a Fellow of the Royal Geographic Society and a member of the American Planning Association and a member of the Most Excellent Order of the British Empire. He holds a Bachelor of Environmental Studies (Hons. Urban and Regional Planning — Peace and Conflict Studies Minor) from the University of Waterloo and a Master of Arts — Planning in Community and Regional Planning from the University of British Columbia. He is a trustee of the National Gallery of the Cayman Islands. Mr. Ebanks has served on the Boards of the Trustees for the Cayman Islands Museum, the Cayman Islands Civil Service Co-operative Credit Union, the Housing Development Corporation, the Water Authority-Cayman, the National Roads Authority, and is the Secretary General of the Cayman Islands Olympic Committee.

Mr. Ebanks, who was nominated to serve on our Board of Directors by the Cayman Islands government, was selected to serve as a member of our Board of Directors because of his knowledge of government affairs, connections within the Cayman Islands government and his experience in the water industry.

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

Mr. Finlay was selected to serve as a member of our Board of Directors because of his knowledge of our Company and experience as a corporate lawyer, practicing in the Cayman Islands and abroad.

Clarence B. Flowers, Jr. has been a director of our Company since 1991. Mr. Flowers is, and has been since 1985, the principal of Orchid Development Company, a real estate developer in the Cayman Islands. Mr. Flowers also serves as a director of C.L. Flowers & Son, which is the largest manufacturer of wall systems in the Cayman Islands, and Cayman National Bank, a retail bank.

Mr. Flowers was selected to serve as a member of our Board of Directors because of his over 40 years of experience in the construction industry as a real estate developer in the Cayman Islands.

Leonard J. Sokolow became a director of our Company on June 1, 2006. From November 1999 until January 2007, Mr. Sokolow was CEO and President, and a member of the Board of Directors of vFinance, Inc., a publicly-traded financial services company, which he co-founded. From January 2007 until July 2008, Mr. Sokolow was the Chairman of the Board of Directors and CEO of vFinance, Inc. until it merged into National Holdings Corporation, a publicly traded financial services company. Since July 2008, Mr. Sokolow has been Vice-Chairman of the Board of Directors and President of National Holdings Corporation. Mr. Sokolow was Founder, Chairman and Chief Executive Officer of the Americas Growth Fund, Inc., a closed-end 1940 Act management investment company, from 1994 to 1998. From 1988 until 1993, Mr. Sokolow was EVP and General Counsel of Applica, Inc., a publicly-traded appliance marketing and distribution company. From 1982 until 1988, Mr. Sokolow practiced corporate, securities and tax law and was one of the founding attorneys and a partner of an international boutique law firm. From 1980 until 1982, he worked as a CPA for Ernst & Young and KPMG Peat Marwick.

Mr. Sokolow was selected to serve as a member of our Board of Directors because of his experience as a director, principal executive officer, his legal, accounting, auditing and consulting background and his qualification as our “audit committee financial expert.”

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

Mr. Whittaker was selected to serve as a member of our Board of Directors because of his management, financial and banking experience.

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

The directors of Group 3 were re-elected at our annual shareholders’ meeting in 2009. The directors in Group 1 will be eligible for re-election in 2010, Group 2 in 2011 and then Group 3 again in 2012.

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

Board Leadership Structure and Risk Oversight

Mr. McTaggart currently serves as our principal executive officer and Mr. Pergande, an independent director, currently serves as the Chairman of the Board of Directors. The Board of Directors has determined that having an independent director serve as Chairman of the Board of Directors is consistent with corporate governance best practices and is in the best interest of shareholders at this time.  The structure ensures a greater role for the independent directors in the oversight of the Company and active participation of the independent directors in setting agendas and establishing priorities and procedures for the work of the Board of Directors.

The Board of Directors is engaged in the oversight of risk through regular updates from Mr. McTaggart, in his role as our Chief Executive Officer, and other members of our management team, regarding those risks confronting us, the actions and strategies necessary to mitigate those risks and the status and effectiveness of those actions and strategies. The updates are provided at regularly scheduled Board of Directors and Committee meetings as well as through more frequent informal meetings that include the Chairman of the Board of Directors, our Board of Directors, our Chief Executive Officer, our Chief Financial Officer and other members of our management team. The Board of Directors provides insight into the issues, based on the experience of its members, and provides constructive challenges to management’s assumptions and assertions.

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

The Company schedules meetings of the Board of Directors quarterly, in conjunction with its Annual General Meeting, and as necessary throughout the year. The Company expects that all Directors will attend each meeting, absent a valid reason, such as a scheduled conflict. The Board of Directors held six meetings during 2009.

Each director other than Carson K. Ebanks attended at least 75% of the aggregate of: (i) the total number of meetings of the Board of Directors held during 2009, and (ii) the total number of meetings held by all committees of the Board of Directors on which he served during 2009.

If, in the future, the Board of Directors amends the Code of Business Conduct and Ethics or grants a waiver to our principal executive officer, principal financial officer or principal accounting officer with respect to the Code of Business Conduct and Ethics, the Company will post the amendment or a description of the waiver on the “Investors - Governance” section of the Company’s website.

Committees of the Board of Directors

The Board of Directors has the following four committees: (1) Executive, (2) Compensation, (3) Audit and (4) Nominations. Except for the Executive Committee, the Board of Directors has adopted a written charter for each of the other committees. Such charters are posted on the “Investors - Governance” section of the Company’s website: http://www.cwco.com.

Executive Committee

The Executive Committee is comprised of Messrs. Frederick McTaggart, Finlay, Flowers, Pergande and Whittaker. The Executive Committee did not meet during 2009. The functions of the Executive Committee include meeting to ensure that any matters which must be dealt with before the next Board of Directors meeting are addressed in a timely matter.

Compensation Committee

The Compensation Committee is comprised of Messrs. Finlay, Carr and Flowers. Prior to February 2009 the Committee was comprised of Messrs. Finlay, Pergande and Sokolow.  The Compensation Committee met three times during 2009.

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

Audit Committee

The Board of Directors has an Audit Committee which is comprised of Messrs. Sokolow, Pergande and Whittaker. Mr. Whittaker was appointed to the Committee in November 2009.  The composition of our Audit Committee was changed in February 2009 and, from February 2009 until Mr. Parker’s resignation in October 2009, this Committee consisted of Messrs. Sokolow, Pergande and Parker.  Prior to February 2009 the Committee was comprised of Messrs. Sokolow, Carr and Finlay.  The Audit Committee met five times during 2009.

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

Nominations Committee

The Board of Directors has a Nominations Committee, which is comprised of Messrs. Sokolow, Butler and Pergande. The composition of our Nominations Committee was changed in February 2009 and again in October 2009. From February 2009 until October 2009 was comprised of Messrs. Carr, Butler and Pergande. Prior to February 2009 the Committee was comprised of Messrs. Carr, Pergande and Sokolow.  The Nominations Committee met two times during 2009.

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

We do not have a formal diversity policy or set of guidelines in selecting and appointing directors that comprise the Board of Directors. However, when making recommendations to the Board of Directors regarding the size and composition of the Board of Directors, the Nominating Committee does consider each individual director’s qualifications, skills, business experience and capacity to serve as a director and the diversity of these attributes for the Board of Directors as a whole.

To recommend a prospective nominee for the Nominations Committee’s consideration, a shareholder may submit the candidates name and qualifications in writing to the Secretary of the Company, Consolidated Water Co. Ltd., Regatta Office Park, Windward Three, 4th Floor, West Bay Road, P.O. Box 1114, Grand Cayman, KY1-1102, Cayman Islands.

Section 16(a) Beneficial Ownership Reporting Compliance

As a foreign private issuer, we are not subject to the requirements of Section 16(a) of the Securities Exchange Act of 1934, as amended.

ITEM 11.           EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION & ANALYSIS

In this section, we provide an overview and analysis of our compensation program and policies, the material compensation decisions we have made under those programs and policies, and the material factors that we considered in making compensation decisions for our Named Executive Officers, as defined under the heading “Additional Information Regarding Executive Compensation.” Specific information regarding the compensation earned by or paid to our Named Executive Officers in 2009 is set forth in a series of tables under the heading “Additional Information Regarding Executive Compensation.” The discussion below is intended to help you understand the detailed information provided in those tables and put that information into context within our overall compensation program.

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

Compensation Philosophy and Objectives

The Committee believes that compensation paid to our Named Executive Officers should be directly aligned with our performance, and that compensation should be structured to ensure that a significant portion of our named executives officers’ compensation opportunities are directly related to achievement of our financial and operational goals, such as meeting profitability targets, operating within the capital expenditures budget, securing new projects, obtaining contract extensions with current customers and keeping current on the industry’s engineering advances in seawater conversion technology, all of which impact shareholder value. The Committee evaluates both performance and compensation to ensure that we maintain our ability to attract and retain highly skilled and motivated employees in key positions and that compensation provided to key employees remains competitive relative to the compensation paid to similarly situated executives of the following companies (our “Peer Companies”):

Exponent Inc.	PW Eagle Inc.
Flow International Corp.	Badger Meter Inc.
Synagro Technologies Inc.	Casella Waste Systems Inc.
Ituran Location & Control Ltd.	Lindsay Corporation
Echelon Corporation	Fuel Cell Energy Inc.
Northwest Pipe Co.	Plug Power Inc.
North American Energy Partners Inc.	Central Vermont Public Service Corp.
Powell Industries Inc.	Energysouth Inc.
Southwest Water Co.	Cascade Natural Gas Corp.
Integrated Electrical Services Inc.

Executives at our Peer Companies typically receive base salary, an annual bonus, and equity-based compensation, with top executives (i.e., Chief Executive Officers and Chief Financial Officers) also receiving severance payments and, at times, payments upon a change of control.  Accordingly, the Committee has determined that the compensation packages that we provide to our executives, including our Named Executive Officers, should include a mix of base salary and equity-based and incentive-based compensation, with our Chief Executive Officer and Chief Financial Officer also receiving severance payments, and our Chief Financial Officer also receiving severance payments upon a change of control.

The Committee set base salary and total cash compensation (i.e., base salary plus cash bonus) 20-25% above the average base salary and average total cash compensation of executives at our Peer Companies to account for the cost of living in the Cayman Islands as compared to that of the United States.  Actual payments fall within these parameters.  The Committee did not target a certain percentage for equity-based compensation.  The severance payments to be made to our Chief Executive Officer and Chief Financial Officer and the change of control payments to be made to our Chief Financial Officer were terms requested by such officers.  The Committee agreed to the terms of the severance packages and the change of control arrangement as such terms are similar to the severance packages and change of control arrangements of Chief Executive Officers and Chief Financial Officers of companies of our Peer Companies.

Setting Executive Compensation

Based on the foregoing philosophy and objectives, the Committee has structured our Named Executive Officers’ base salary and equity-based and incentive-based compensation to motivate executives to achieve our business goals and reward the executives for achieving such goals. In determining the compensation of our Named Executive Officers as set forth in their most recent employment agreements, the Committee reviewed executive compensation data for 2005 and 2006 for our Peer Companies and the compensation paid to executive officers at Caribbean Utilities Company, a publicly owned electrical utility in Grand Cayman, Cayman Islands.

We compete with many companies for top executive-level management and technical talent and have been unsuccessful in the past when we attempted to recruit executives to relocate to the Cayman Islands. As such, the Committee generally sets total compensation targets for our Named Executive Officers who live in the Cayman Islands at 20-25% above the compensation paid to similarly situated U.S. executives of our Peer Companies in order to attract and to retain our Cayman Islands based Named Executive Officers. However, the Committee may set compensation for our Named Executive Officers above or below this standard as dictated by the experience level of the individual and market factors.

In setting the base salaries in the employment agreements of our Chief Executive Office and Chief Financial Officer, the Committee determined the approximate total average annual cash compensation paid to executives performing similar functions at our Peer Companies.  Such amount was then divided by the respective companies’ annual revenue and income and expressed as a percentage.  Generally, the chief executive officer’s total annual cash compensation at our Peer Companies was approximately 1% of the Peer Companies’ average annual revenue and 5% of the Peer Companies’ average annual income and the chief financial officer’s total average annual cash compensation at our Peer Companies was approximately 0.5% of the Peer Company’s average annual revenue and 2.5% of the Peer Companies’ average annual  income.  The Committee applied these percentages to our annual revenue and income and then increased the resulting amounts by between 20-25%.

In setting the base salaries in the employment agreements of our Vice Presidents, our Chief Executive Officer estimated the average annual salaries paid to executives with similar levels of responsibility in the Cayman Islands, taking into account the very limited availability of persons possessing the requisite skills and experience in the local labor market, and gave his recommendation to the Committee.  The Committee compared the suggested annual  base salary for each of our Vice Presidents to the annual base salaries paid to executives performing similar functions at Caribbean Utilities Company, a publicly owned electrical utility in Grand Cayman, Cayman Islands.  Because the suggested annual base salary for our Vice Presidents was similar to that paid to executives performing similar functions at Caribbean Utilities Company, the Committee approved the salaries recommended by our Chief Executive Officer.

A significant amount of the total compensation paid to our Named Executive Officers is allocated to incentive-based compensation, as a result of the philosophy and objectives mentioned above.

Role of Chief Executive Officer in Compensation Decisions

Our Chief Executive Officer recommends to the Compensation Committee a base salary within a designated range for each of our Vice-Presidents and our Chief Financial Officer. The Compensation Committee makes the final decision regarding base salary, based upon the range suggested by our Chief Executive Officer, and sets their other compensation components. Our Chief Executive Officer is not involved with the setting of compensation for himself.

2009 Executive Compensation Components

For the fiscal year ended December 31, 2007, 2008 and 2009, the principal components of compensation for our Named Executive Officers were:

•	base salary;
•	equity-based compensation;

•	incentive-based compensation;
•	retirement and other benefits; and
•	perquisites and other personal benefits.

Base Salary

Base salaries for our executives are established based on the scope of their responsibilities and their prior relevant background, training, and experience, taking into account competitive market compensation paid by the companies represented in the compensation data the Committee reviewed for similar positions and the overall market demand for such executives at the time of hire or entry into employment agreements. As with total compensation, we believe that executive base salaries should be competitive with the salaries paid to executives at our Peer Companies. An executive’s base salary is also evaluated together with other components of the executive’s other compensation to ensure that the executive’s total compensation is in line with our overall compensation philosophy and objectives.

Base salaries are reviewed annually and increased based upon (i) a need to realign base salaries with market levels for the same positions our Peer Companies; (ii) an internal review of the executive’s compensation, both individually and relative to other executive officers; (iii) the individual performance of the executive and (iv) an assessment of whether significant corporate goals were achieved. Additionally, we may adjust base salaries as warranted throughout the year for promotions or other changes in the scope or breadth of an executive’s role or responsibilities.

Equity-Based Compensation

Under the terms of the employment agreement for our Chief Financial Officer that was effective through December 31, 2007, he was entitled to receive the equivalent in value of $40,000 of our common shares annually. Such shares vest quarterly in increments of 12.5% over a two-year period beginning at the start of each year. For purposes of determining the number of common shares equivalent in value to $40,000, we used the average of the closing bid and ask prices of the common shares on the principal market on which our common shares are traded for the five business days prior to the date that the amount of common shares to be issued to our Chief Financial Officer is calculated.

We believe that equity ownership resulting from equity-based compensation earned by our Chief Financial Officer is an effective means of creating a long-term link between the compensation provided to our Chief Financial Officer with gains realized by our shareholders.

We entered into a new employment agreement with our Chief Financial Officer in January 2008 that supersedes his previous employment agreement effective January 1, 2008. The $40,000 of equity-based compensation discussed above is not a component of compensation under this new agreement. However, any shares granted under the previous agreement through December 31, 2007  continued to vest since this executive continued his employment with us.

Incentive-Based Compensation

Annual Bonus. A significant amount of total compensation for which our Named Executive Officers are entitled is comprised of an annual bonus.  The current employment agreements with our Named Executive Officers, other than our Chief Executive Officer, do not provide quantitative limits on the annual bonus amounts payable.  The current employment agreement with our Chief Executive Officer provides that the annual bonus amount paid cannot exceed 100% of the base salary payable under such employment agreement.

For 2007, our Chief Executive Officer was entitled to an annual performance bonus equal to 2% of net profit, subject to a cap measured as 50% of his base salary and was also entitled to an annual incremental bonus equal to 5% of the increase (if any) of net profit for a financial year over all prior years highest net profit. The annual bonus paid to our Chief Executive Officer for 2007 was paid 75% in cash and 25% in common shares.

Our Chief Executive Officer’s bonus for 2008 was determined (and his bonus for 2009 will be determined) at the sole discretion of the Company’s Board of Directors. The amount of the 2008 annual bonus was calculated (and the 2009  annual bonus will be calculated) by the Board of Directors based upon their assessment of the performance of Mr. McTaggart in the following areas, with the correlating value assigned to each factor for each year noted:

Mr. Frederick McTaggart’s 2008 Goals

1.
The Company achieving its budgeted net income and earnings per share targets.  The net income and earnings per share targets used in determining Mr. McTaggart’s 2008 incentive-based compensation were based upon the 2008 budget approved by the Board of Directors.  The net income and earnings per share targets were $14,107,173 and $0.97, respectively.  The amounts budgeted were considered to be the minimum thresholds, but there was no maximum threshold established for these targets.  The Board of Directors determined that if the net income and earnings per share targets were achieved, Mr. McTaggart would be entitled to a bonus in an amount equal to 30% of his base salary.  The actual net income and earnings per share for 2008 were $7,209,716 and $0.50, respectively.  Although the Company did not meet the target income and earnings targets, the Board of Directors determined that Mr. McTaggart had met 35% of the objectives associated with this goal.

2.
Mr. McTaggart facilitating the Company’s revenue growth through project extensions and new projects.  The Board of Directors determined that if Mr. McTaggart achieved this goal he would be entitled to a bonus in an amount equal to 25% of his base salary.  The Board of Directors determined that Mr. McTaggart had met 50% of the objectives associated with this goal.

3.
The Company staying within the approved capital expenditure budgets for operations.  The capital expenditure budget for operations used in determining Mr. McTaggart’s 2008 incentive-based compensation was based upon the 2008 budget approved by the Board of Directors. The 2008 capital expenditure budget for operations was $3,858,000. The amount budgeted was considered to be the maximum threshold, but there was no minimum threshold established for this target.  The Board of Directors determined that if the Company stayed within the approved capital expenditure budget for operations Mr. McTaggart would be entitled to a bonus in an amount equal to 25% of his base salary. The actual capital expenditures for operations for 2008 were $1,102,753.  The Board of Directors determined that Mr. McTaggart had met 30% of the objectives associated with this goal.

4.
Mr. McTaggart fostering excellent communications with the Board of Directors and being receptive to input from the Board of Directors.  The Board of Directors determined that if Mr. McTaggart achieved this goal he would be entitled to a bonus in an amount equal to 10% of his base salary.  Fostering excellent communications with the Board of Directors and being receptive to input from the Board of Directors was ultimately not used as a performance goal for Mr. McTaggart.

5.
Mr. McTaggart executing any special projects as assigned by the Board of Directors.  The Board of Directors determined that if Mr. McTaggart achieved this goal he would be entitled to a bonus in an amount equal to 5% of his base salary.  Executing any special projects as assigned by the Board of Directors was ultimately not used as a performance goal for Mr. McTaggart.

6.
The development and maintenance of excellent customer relations.  The Board of Directors determined that if Mr. McTaggart achieved this goal he would be entitled to a bonus in an amount equal to 5% of his base salary.  Development and maintenance of excellent customer relations was ultimately not used as a performance goal for Mr. McTaggart.

Mr. Frederick McTaggart’s 2009 Goals

1.
The Company exceeding budgeted Net Income, excluding the earnings (loss) from OC-BVI.  The amount budgeted was considered to be the minimum threshold, but there was no maximum threshold established for this target.  The Board of Directors determined that if the net income and earnings per share targets were achieved, Mr. McTaggart would be entitled to a bonus in an amount equal to 25% of his base salary.  The Company exceeding ”Adjusted Revenue” defined as budgeted Income adjusted to exclude Energy Pass Through Costs and Additions.  The amount budgeted was considered to be the minimum threshold, but there was no maximum threshold established for this target.  The Board of Directors determined that if the “Adjusted Revenue” target was achieved, Mr. McTaggart would be entitled to a bonus in an amount equal to 25% of his base salary.

2.
The Company improving Income from Operations Margin defined as Income from Operations divided by budgeted Income.  “Income from Operations” is defined as budgeted Gross Profit less budgeted General and Administrative Expenses.  The amount budgeted was considered to be the minimum threshold, but there was no maximum threshold established for this target.  The Board of Directors determined that if the Income from Operations Margin target was achieved, Mr. McTaggart would be entitled to a bonus in an amount equal to 25% of his base salary

3.
The Company completing capital projects under budget and on schedule, as approved and/or adjusted by the Board from time to time.  The amount budgeted and time schedule were considered to be the minimum thresholds, but there was no maximum thresholds established for this target.  The Board of Directors determined that if the “Adjusted Revenue” target was achieved, Mr. McTaggart would be entitled to a bonus in an amount equal to 25% of his base salary.

As of the date of this filing, the Board of Directors had not determined whether Mr. McTaggart has met any of his goals for 2009 and therefore has not determined the amount of Mr. McTaggart’s bonus for 2009.  For financial statement preparation purposes, we have accrued 100% of Mr. McTaggart’s 2009 salary as his accrued bonus for the year ended December 31, 2009.

Our Chief Financial Officer was entitled to an annual bonus for 2007, 2008 and 2009 in an amount not less than 25% of his then current base salary based on meeting certain performance goals agreed to with our Chief Executive Officer. The bonus paid to our Chief Financial Officer is paid in cash. In 2008 and 2009, our Chief Executive Officer set the performance goals listed below for the Chief Financial Officer.  These performance goals are considered in their entirety and we do not place values or weights on any specific goals.

Mr. Sasnett’s 2008 Goals

1.
Ensure that monthly management accounts are provided to the Chief Executive Officer and other members of executive management within 21 days from the end of each calendar month for at least 11 calendar months out of the year.  Mr. Sasnett did not achieve this goal.

2.
The Company achieving its budgeted consolidated accounting and auditing costs.  The budgeted consolidated accounting and auditing costs used in determining Mr. Sasnett’s 2008 incentive-based compensation were based upon the 2008 budget approved by the Board of Directors.  The budgeted consolidated accounting and auditing costs for 2008 were $381,000.  The amount budgeted was considered to be the maximum threshold, but there was no minimum threshold established for this target.  The consolidated accounting and auditing costs for 2008 were $326,000.  The Company achieved this goal.

3.	Ensure that the Company and its subsidiaries are fully compliant with Sarbanes-Oxley. The Company achieved this goal.

4.	Ensure that all statutory financial reporting filings are made accurately and on time. The Company achieved this goal.

Mr. Sasnett’s 2009 Goals

1.	Successfully complete the Cayman Cost of Service Study within the agreed time frame.

2.
Provide Monthly Management Accounts to the CEO and other members of executive management within 30 days of the end of each month, except for the months of January and February in which case by April 15

3.	Ensure that all statutory financial reporting filings are made accurately and within the required deadlines.

4.
Ensure that the Company’s consolidated accounting, auditing, administrative and finance costs do not exceed the aggregate amount budgeted for such costs.  The budgeted consolidated accounting and auditing costs used in determining Mr. Sasnett’s 2009 incentive-based compensation were based upon the 2009 budget approved by the Board of Directors.  The amount budgeted was considered to be the minimum threshold, but there was no maximum threshold established for this target.

5.	Examine and make recommendations to the CEO to restructure the financing structure of the Bahamas subsidiary in order to reduce financing costs and risk to the parent company

6.	Assist the CEO in maintain excellent investor relations and represent the Company at no less than two IR events during the year.

As of the date of this filing the Board of Directors and our CEO have not determined whether Mr. Sasnett has met any of his goals for 2009 and therefore have not determined the amount of Mr. Sasnett’s bonus for 2009.  For financial statement preparation purposes, we have accrued 25% of Mr. Sasnett’s 2009 salary as his accrued bonus for the year ended December 31, 2009.

For 2007, all Vice Presidents, except our Chief Financial Officer, were entitled to an annual bonus equal to 2.5% of the increase (if any) of net profit for a financial year over all prior years’ highest net profit, subject to a cap measured as 40% of their respective, then current base salaries. For 2008 and 2009, our VP Overseas Operations and VP Cayman Operations were entitled to an annual bonus in an amount not less than 25% of their then current base salary based on meeting the performance goals set forth below that were agreed to with our Chief Executive Officer. For 2008 and 2009 our VP of Sales and Marketing was entitled to an annual bonus in an amount not less than 20% of his then current base salary based on meeting the performance goals set forth below that were agreed to with our Chief Executive Officer.  These performance goals are considered in their entirety and we do not place values or weights on any specific goals.  The annual bonuses, if any, paid to our Vice-Presidents are paid in cash.

Ramjeet Jerrybandan, VP Overseas Operations

In order to maximize profitability, our reverse osmosis desalination systems are designed to operate at high equipment utilization factors and at relatively constant energy and chemical consumption rates.  We believe that careful monitoring of these systems, a strong preventative maintenance plan, and the ability to rapidly and effectively respond to unforeseen conditions will ensure maximum profitability of these systems.  In setting Mr. Jerrybandan’s financial targets for 2008 and 2009, specifically goals #1 and #2 of each respective year, the Board of Directors considered the environmental and logistical difficulties associated with operating and maintaining seawater reverse osmosis desalination plants in remote tropical island locations.  They also considered the optimum design parameters and the expected profitability targets for each plant.  The Board of Directors consequently set what it believed to be moderate to difficult financial targets for Mr. Jerrybandan.

Mr. Jerrybandan’s 2008 Goals

1.
Maintain or increase annual gross margin of Consolidated Water (Belize) Limited in 2008.  The budgeted annual gross margin of Consolidated Water (Belize) Limited used in determining Mr. Jerrybandan’s 2008 incentive-based compensation was based upon the 2008 budget approved by the Board of Directors.  The amount budgeted was considered to be the minimum threshold, but there was no maximum threshold established for this target.  Consolidated Water (Belize) Limited achieved this goal.

2.
Maintain or increase annual gross margin of Ocean Conversion (BVI) Ltd.  The budgeted annual gross margin of Ocean Conversion (BVI) Ltd. used in determining Mr. Jerrybandan’s 2008 incentive-based compensation were based upon the 2008 budget approved by the Board of Directors.  The amount budgeted was considered to be the minimum threshold, but there was no maximum threshold established for this target.  As result of the adoption by Ocean Conversion (BVI) Ltd. of the cash method for revenue recognition during 2008, the gross margin target for Ocean Conversion (BVI) Ltd. was ultimately not used as a performance goal for Mr. Jerrybandan.

3.
Restore equipment operating efficiencies at Blue Hill Plant to original design efficiencies.  The target efficiencies for the Blue Hill Plant were taken from the contract with our customer in the Bahamas.  The Company achieved this goal.

4.	Increase the average monthly on-line factor at the Windsor plant to at least 90% for the original equipment. The Company did not achieve this goal.

5.	Complete the implementation of the CMSS in all overseas operations and fully train all staff in its effective operation. Mr. Jerrybandan achieved this goal.

6.
Develop and implement an effective operating plan for the Bermuda Plant and achieve budgeted profit targets.  The budgeted profit target for the Bermuda Plant used in determining Mr. Jerrybandan’s 2008 incentive-based compensation was based upon the 2008 budget approved by the Board of Directors.  However the Bermuda Plant did not commence operations in 2008 as anticipated and consequently the budgeted profit target and the operating plan for the Bermuda Plant were ultimately not used as performance goals for Mr, Jerrybandan.

Mr. Jerrybandan’s 2009 Goals

1.
Contain costs (of supervised businesses) within approved budgeted amounts, subject to any adjustments for electricity and fuel cost changes.  The budgeted costs used in determining Mr. Jerrybandan’s 2009 incentive-based compensation were based upon the 2009 budget approved by the Board of Directors.  The amounts budgeted were considered to be the maximum threshold, but there were no minimum thresholds established for this target.

2.
Meet or exceed budgeted gross margin targets of all supervised businesses.  These amounts were considered to be the minimum thresholds, but there were no maximum thresholds established.  OC-BVI was excluded from this goal because of the uncertainty related to this business

3.
Successfully implement an effective and cost-saving preventative maintenance plan for Consolidated Water (Bahamas) including utilization of the CMMS software package; this goal was measured by a reduction in the number of breakdowns and repair costs for the Windsor and Blue Hill desalination plants.  These amounts were considered to be the minimum thresholds, but there were no maximum thresholds established.

4.
Meet or better specific energy efficiencies in the 2009 budget of each desalination plant under supervision.  Plants in the BVI operation were excluded from this goal because of OC-BVI’s ongoing dispute with the BVI government and the resulting interference with maintenance of the BVI plants.  These amounts were considered to be the minimum thresholds, but there were no maximum thresholds established.

5.
Fully implement the Computerized Maintenance Management System (CMMS) and use the implemented Operations Data Portal; provide concise weekly reports to CEO from Operations Data Portal in a format to be agreed.

6.
By July 31, 2009, implement monthly performance evaluation tests at each supervised plant.  Ensure that the results of these tests are taken into consideration when evaluating plant staff performance.  The Board of Directors has not met to determine whether this goal has been achieved.

As of the date of this filing, the Board of Directors and our CEO have not determined whether Mr. Jerrybandan has met any of his goals for 2009 and therefore has not determined the amount of Mr. Jerrybandan’s bonus for 2009.  For financial statement preparation purposes we have accrued 25% of Mr. Jerrybandan’s 2009 salary as his accrued bonus for the year ended December 31, 2009.

Gregory S. McTaggart, VP Cayman Operations

In order to maximize profitability, our reverse osmosis desalination systems are designed to operate at high equipment utilization factors and at relatively constant energy and chemical consumption rates.  We believe that careful monitoring of these systems, a strong preventative maintenance plan, and the ability to rapidly and effectively respond to unforeseen conditions will ensure maximum profitability of these systems.

We also believe that minimizing non-revenue water (caused by leakage, theft and under-metering) within our retail water distribution system is essential to the profitable operation of our retail water utility on Grand Cayman.  Over the past two years, the CEO has set consistently lower non-revenue water targets for the Company.  In setting Mr. Gregory McTaggart’s financial targets for 2008 and 2009, specifically goals #1, #2 and #3 of each respective year, the Board of Directors considered the environmental and logistical difficulties associated with operating and maintaining seawater reverse osmosis desalination plants and water distribution systems in a remote tropical island location.  They also considered the optimum design parameters and the expected profitability targets for each plant, and historical non-revenue water data for the Company over the past ten years.  The Board of Directors consequently set what it believed to be moderate to difficult financial targets for Mr. Gregory McTaggart.

Mr. Gregory McTaggart’s 2008 Goals

1.
Maintain or increase 2007 gross margins in 2008 for Cayman Water Company Limited and Ocean Conversion (Cayman) Limited.  The 2007 gross margins for Cayman Water Company Limited and Ocean Conversion (Cayman) Limited were considered to be the minimum thresholds, but there were no maximum thresholds established.  The Company did not achieve this goal with respect to Cayman Water Company Limited, and achieved this goal with respect to Ocean Conversion (Cayman) Limited.

2.
Lower overall water loss percentage for Cayman Water Company Limited retail from the 2007 figure and implement a preventative/detective water loss program using pressure and flow monitoring equipment.  The 2007 overall water loss percentage for Cayman Water Company Limited retail was 6.63%.  This percentage was considered to be the maximum threshold, but there was no minimum threshold established.  The 2008 overall water loss percentage for Cayman Water Company Limited retail was 6.04%.  The Company achieved the water loss target percentage, but Mr. McTaggart did not implement a preventative/detective water loss program before the end of 2008.

3.
Contain Operations and Maintenance expenses, excluding Cost of Sales, Cost of Sales to 2008 budget or below for Cayman Water Company Limited and Ocean Conversion (Cayman) Limited.  The 2008 budgets for Operations and Maintenance expenses, excluding Cost of Sales, for Cayman Water Company Limited and Ocean Conversion (Cayman) Limited were considered to be the maximum thresholds, but there were no minimum thresholds established for these targets.  The Company achieved this goal.

4.
Maintain or improve the 2007 overall specific energy efficiency of Cayman Water Company Limited and Ocean Conversion (Cayman) Limited water production plants; return the North Sound plant to design efficiency; and implement a program to improve the plant control system.  The Company did not achieve this goal.

5.
Reduce total overtime wages paid to Cayman Water Company Limited and Ocean Conversion (Cayman) Limited staff to below total 2007 figure.  The total overtime wages paid to the Cayman Water Company Limited and Ocean Conversion (Cayman) Limited staffs in 2007 were $26,500 and $44,200, respectively.  These amounts were considered to be minimum thresholds, but there was no maximum threshold established.  The total overtime wages paid to the Cayman Water Company Limited and Ocean Conversion (Cayman) Limited staffs in 2008 were $44,000 and $45,200, respectively.  The Company did not achieve this goal.

Mr. Gregory McTaggart’s 2009 Goals

1.
Meet Cayman Water and Ocean Conversion gross profit to sales ratio targets.  The gross profit to sales ratio targets used in determining Mr. Gregory McTaggart’s 2009 incentive-based compensation were based upon the 2009 budget approved by the Board of Directors.  The amounts budgeted were considered to be the minimum threshold, but there were no maximum thresholds established for this target.

2.
Lower overall water loss percentage for Cayman Water to less than 2009 loss and implement real time detective water loss systems using pressure and flow monitoring equipment.  The 2008 overall water loss percentage for Cayman Water Company Limited retail was 6.04%.  This percentage was considered to be the maximum threshold, but there was no minimum threshold established.  The 2008 overall water loss percentage for Cayman Water Company Limited retail was 5.72%%.

3.
Contain costs (for supervised businesses) within budgeted amounts, subject to any adjustments for electricity and fuel cost changes.  The budgeted costs used in determining Mr. Gregory McTaggart’s 2009 incentive-based compensation were based upon the 2009 budget approved by the Board of Directors.  The amounts budgeted were considered to be the maximum threshold, but there were no minimum thresholds established for this target.

4.
Maintain or improve specific energy efficiencies of each Cayman Water desalination plant relative to 2008 specific energy levels.  Improve the North Sound plant to at or better than contractual efficiency.  These amounts were considered to be the minimum thresholds, but there were no maximum thresholds established

5.	Fully implement the Operations Data Portal and Computerized Maintenance Management System (CMMS); provide concise weekly reports to the CEO from the operations Data Portal in a format to be agreed.

6.	Provide all operational information to the cost of service study consultants in an accurate and timely manner. The Board of Directors has not met to determine whether this goal has been achieved.

7.
Work with IT to implement all necessary meter reading and maintenance reports in Cogsdale by 1 June 2009. Re-establish the meter change-out and maintenance program. Install industry standard screens in front of all turbine type meters in the CW system.

As of the date of this filing,  the Board of Directors and our CEO have not determined whether Mr. Gregory  McTaggart has met any of his goals for 2009 and therefore has not had not determined the amount of Mr. McTaggart’s bonus for 2009.  For financial statement preparation purposes we have accrued 25% of Mr. McTaggart’s 2009 salary as his accrued bonus for the year ended December 31, 2009.

Gerard J. Pereira, VP of Sales and Marketing

Mr. Pereira’s 2008 Goals

Mr. Pereira’s 2008 performance goals were not directly tied to the financial performance of the Company.  They included such things as successfully preparing bids for new projects, establishing new partnerships in new markets, developing a formalized sales and marketing plan for the Company, and expanding the Company’s presence within regional and international water organizations.  The Board of Directors determined that Mr. Pereira had achieved 80% of the objectives associated with his 2008 performance goals.

Mr. Pereira’s 2009 performance goals were not directly tied to the financial performance of the Company.  They included such things as successfully preparing bids for new projects, establishing new partnerships in new markets, updating the Company’s sales and marketing plan, evaluating certain specific long-term project opportunities, and expanding the Company’s presence within regional and international water organizations.  The Board of Directors has not met to determine whether Mr. Pereira’s 2009 performance goals have been achieved.

As of the date of this filing the Board of Directors and our CEO have not determined whether Mr. .Pereira has met any of his goals for 2009 and therefore have not determined the amount of Mr. Pereira’s bonus for 2009.  For financial statement preparation purposes we have accrued 20% of Mr. Pereira’s 2009 salary as his accrued bonus for the year ended December 31, 2009.

Unlike the targets established for Frederick McTaggart, the performance goals for David Sasnett, Ramjeet Jerrybandan, Gregory McTaggart and Gerard Pereira are considered in their entirety and we do not place values or weights on any specific goals.

In its discretion, the Committee may award bonus payments to our Vice-Presidents or our Chief Financial Officer above or below the amounts specified in their respective employment agreements. These bonus provisions are intended, in accord with our compensation philosophies and objectives, to align executive interests with shareholder interests.

Unless the provisions in our employment agreements relating to incentive compensation are amended, our Named Executive Officers will continue to receive incentive-based compensation as set forth above. As the employment agreements of our other Named Executive Officers come up for renewal, the Committee plans to review compensation paid to our Named Executive Officers to ensure that their compensation levels are competitive and have the right mix of incentive-based compensation.

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

Under the new employment agreements consummated with our Chief Financial Officer and Vice-Presidents that became effective January 1, 2008, such Named Executive Officers no longer participate in the employee share incentive plan discussed above. Under their new agreements, these individuals receive options to purchase common shares under the 2008 Equity Incentive Plan, which was approved by our shareholders in May 2008. Under the 2008 Equity Incentive Plan, we may grant directors, executives and key employees, including our Chief Financial Officer and Vice-Presidents, stock options, restricted stock, restricted stock units, stock equivalents and awards of common shares. The Compensation Committee selects participants to receive awards and determines the terms and conditions of each award, including the number of common shares subject to awards, the price, if any, a participant pays to receive or exercise an award, the time or times when awards vest or may be exercised, settled or forfeited, any performance goals, restrictions or other conditions to vest in, exercise, or settle awards, and the effect on awards of the disability, death, or termination of service of participants.

In determining the number of options to be granted to our Chief Financial Officer and Vice Presidents in 2008 and 2009, we took into account the individual’s ability to affect profits and shareholder value, the individual’s historic and recent performance and the value of stock options in relation to other elements of total compensation.  We apportioned the greatest weight to an executive’s ability to affect profits and shareholder value and the executive’s recent performance, and less weight to the executive’s historic performance.  As our Vice Presidents of Operations have the greatest ability to affect profits and shareholder value, we set their equity incentive compensation at approximately 20% of their respective base salary.  As our Chief Financial Officer and VP of Marketing and Sales have less of an ability to affect profits, we set their equity incentive compensation at approximately 15% of their respective base salary.

All stock options granted to our Named Executive Officers in 2008 and 2009 incorporate the following features:

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

Perquisites and Other Personal Benefits

Pursuant to our Chief Executive Officer’s employment agreement, we provided our Chief Executive Officer with a suitable vehicle, the monthly expense of which was $250 in 2007, $563 in 2008 and $563 in 2009. Pursuant to our Chief Financial Officer’s current and former employment agreements, we provided our Chief Financial Officer with an automobile expense allowance which amounted to $750 per month in 2007, $850 per month in 2008 and $900 in 2009. Pursuant to the employment agreements with our Vice Presidents of Overseas Operations and Sales and Marketing, we provided each of them with an automobile expense allowance of $850 per month in 2008 and $900 per month in 2009. We provided our Vice President of Cayman Operations with an automobile allowance of $208 per month in 2007, $429 per month in 2008 and $429 per month in 2009 pursuant to his employment agreement.

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

Severance

Upon termination of employment, our Chief Executive Officer and Chief Financial Officer are entitled to receive severance payments under their employment agreements. In determining whether to approve and setting the terms of such severance arrangements, the Committee recognizes that executives, especially highly ranked executives, often face challenges securing new employment following termination. Our Chief Executive Officer’s employment agreement provides for a lump sum severance payment equal to 24 months and our Chief Financial Officer’s employment agreement provides for a lump sum severance payment of 12 months, of their then current respective base salary if their employment is terminated without cause or if their employment agreements are not renewed. The Committee negotiated our Chief Executive Officer’s severance package to provide him an amount equal to his base salary for the length of his non-competition arrangement with us. Based upon the data reviewed by the Committee, we believe that our Chief Executive Officer’s and Chief Financial Officer’s severance packages are generally in line with severance packages offered to executive chief executive officers and chief financial officers of our Peer Companies.

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

Our Chief Financial Officer’s employment agreement provides that, at his election, he may terminate his employment upon a Change in Control and receive a payment of 36 months of base his then current base salary. After reviewing the practices of companies represented in the compensation data we obtained, the Committee negotiated our Chief Financial Officer’s Change in Control arrangement to provide him an amount equal to three times his base salary. We believe that our Chief Financial Officer’s Change in Control arrangement is generally in line with such arrangements offered to chief financial officers of our Peer Companies.

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
Steven A. Carr
Clarence B. Flowers, Jr.

ADDITIONAL INFORMATION REGARDING EXECUTIVE COMPENSATION

Summary Compensation Table

The following table summarizes the compensation of our (1) Chief Executive Officer, (2) Chief Financial Officer and (3) our three other most highly compensated executive officers based upon total compensation (collectively, our “Named Executive Officers”) for the fiscal years ended December 31, 2009, 2008 and 2007.

Name and Principal Position	Year	Salary ($)	Bonus ($) (1)	Stock Awards ($) (2)	Option Awards ($) (3)	Non-Equity Incentive Plan Compensation ($) (4)	All Other Compensation ($) (5)	Total ($)

Frederick W. McTaggart	2009	388,200	291,150	97,050	—	—	10,360	786,760
Chief Executive Officer	2008	375,000	86,250	28,750	—	—	10,360	500,360
	2007	230,000	234,381	72,562	—	—	6,600	549,108

David W. Sasnett	2009	240,000	60,000	10,000	75,562	—	10,800	393,362
Executive VP &	2008	221,000	50,000	30,000	93,941	—	10,200	405,141
Chief Financial Officer	2007	202,500	50,625	40,000	—	—	9,000	302,125

Ramjeet Jerrybandan	2009	137,500	34,375	—	65,378	—	14,400	251,653
VP Overseas Operations	2008	132,750	45,000	—	74,899	—	13,800	266,449
	2007	122,570	49,028	—	—	—	3,600	175,198

Gregory S. McTaggart	2009	137,500	34,375	—	43,588	—	8,750	224,213
VP Cayman Operations	2008	132,750	30,000	—	74,899	—	8,750	246,399
	2007	128,750	51,500	—	—	—	6,100	186,350

Gerard J. Pereira	2009	137,500	27,500	—	38,576	—	14,400	217,976
VP Sales and Marketing	2008	132,750	26,550	—	56,174	—	13,800	229,274
	2007	122,750	49,028	—	—	—	3,600	175,378

(1)
Bonus amounts have been determined pursuant to the bonus terms outlined in our Named Executive Officers’ respective employment agreements. Bonus amounts for 2009 represent estimated bonuses accrued in the 2009 financial statements as the Board of Directors and CEO had not formally determined the amount of the 2009 bonuses as of the date of this filing.

(2)
Under the terms of Mr. McTaggart’s employment agreement, his bonus was to be paid 75% in cash and 25% in common shares, valued at the market price at the close of trading on December 31, of the relevant fiscal year.  As a result, Mr. McTaggart received the following number of ordinary share in the years noted: 2008 – 2,300 shares, and 2007 – 3,101 shares. Under the terms of Mr. Sasnett’s employment agreement effective for 2007, he was entitled to receive the equivalent in value of $40,000 of our common shares annually. Such shares vest quarterly in increments of 12.5% over a two-year period beginning on the date of grant.

(3)
There were no option awards during 2007 to Named Executive Officers.  Options amounts for 2008 and 2009 have been determined pursuant to the option terms outlined in our Named Executive Officers' respective employment agreements. Stock options expense recognized for financial reporting purposes for options granted to these executives was $200,181 and $161,513 for the years ended December 31, 2009 and 2008, respectively.

(4)	There was no non-equity incentive plan compensation paid during 2007 to Named Executive Officers.

(5)
Represents (i) pension plan contributions of $3,600 for each of Frederick W. and Gregory S. McTaggart, Ramjeet Jerrybandan and Gerard Pereira, (ii) car allowance of $10,800, $10,200, and $9,000 for Mr. Sasnett for 2009, 2008, and 2007, respectively; (iii) car allowance of $10,800 and $10,200 for Mr. Jerrybandan and Mr. Pereira for 2009 and 2008, respectively; (iv) the cost to us in the amount of $5,150, $5,150, and $2,500 for the automobile used by Gregory S. McTaggart for 2009, 2008, and 2007, respectively; and (v) the cost to us in the amount of $6,760, $6,760, and $3,000 for the automobile used by Frederick W. McTaggart for 2009, 2008, and 2007, respectively.

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

On September 14, 2007, we amended the employment agreement with Mr. McTaggart, commencing January 1, 2008, Mr. McTaggart’s annual base salary increases from approximately $230,000 to $375,000. In addition, Mr. McTaggart’s bonus for 2008 was calculated by the Board of Directors based upon their assessment of the performance of Mr. McTaggart in the following areas: (a) the Company achieving its budgeted net income and earnings per share targets, (b) Mr. McTaggart facilitating the Company’s revenue growth through project extensions and new projects, (c) the Company staying within the approved capital expenditure budgets for operations, project extensions and new projects, (d) Mr. McTaggart fostering excellent communications with the Board of Directors and being receptive to input from the Board of Directors, (e) Mr. McTaggart executing any special projects as assigned by the Board of Directors, and (f) the development and maintenance of excellent customer relations.

On September 9, 2009, we amended the employment agreement with Mr. McTaggart.  Under the terms of the amended agreement, Mr. McTaggart’s bonus in an amount not to exceed 100% of his then-current annual compensation, will be calculated as follows:  (a) 25% of base salary if we achieve our budgeted net income, excluding operations in the British Virgin Islands for 2009; (b) 25% of base salary if we exceed our budgeted “Adjusted Revenues,” calculated as our budgeted revenue minus budgeted “Energy Pass Through Charges”; (c) 25% of base salary if we improve our “Income from Operations Margin,” calculated as our budgeted income from operations divided by our budgeted revenue; and (d)  25% of base salary if we complete projects under our capital budget and on schedule.

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

Under this previous agreement we issued Mr. Sasnett an additional number our common shares having an aggregate value of $40,000 on each anniversary of the Employment Agreement, which shares vested quarterly in increments of 12.5% over a two-year period beginning on the date of each such grant. The number of common shares equivalent in value to $40,000 were determined using the  average of the closing bid and asked prices of the common shares on the principal market on which such common shares were traded for the five business days prior to the date that the amount of such common shares were issued to Mr. Sasnett was calculated. Additionally, we provided Mr. Sasnett with an initial monthly automobile allowance of $700 that increased by $50 per month on the first of each new fiscal year.

On January 15, 2008, we entered into a new two-year employment agreement with Mr. Sasnett. Under the terms the employment agreement, Mr. Sasnett is entitled to an annual base salary of $221,000 and a performance bonus equal to 25% of Mr. Sasnett’s then current base salary if performance goals to be agreed upon by the Company’s Chief Executive Officer and Mr. Sasnett are met. The Board of Directors of the Company, may in its sole discretion, after taking into consideration the recommendations of the Company’s Chief Executive Officer, pay Mr. Sasnett a bonus in excess of 25% of Mr. Sasnett’s base salary. Mr. Sasnett is also entitled to a monthly automobile expense allowance of $850 that increases by $50 per month on the first of each new fiscal year. If the Chief Executive Officer of the Company or the Company decide not to extend the term of the Employment Agreement, the term of the Employment Agreement will expire on December 31 of the year in which such decision is made and the Company will be obligated to pay Mr. Sasnett, in cash, a severance payment equal to his base salary on the expiration date.

The Company granted Mr. Sasnett option to purchases 22,200 common shares at an exercise price of $30.40 per share. These options vest in tranches of 7,400 shares each on January 1, 2009, 2010 and 2011 and expire three years from the applicable vesting date. The Company granted Mr. Sasnett additional options in March  2009 to purchase 22,149 ordinary shares at an exercise price of $7.90.  These options will vest in tranches of 7,383 each on March 19, 2010, 2011 and 2012 and expire three years from the applicable vesting date.

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

The Company granted Mr. McTaggart options to purchase 17,700 common shares at an exercise price of $30.40 per share. These options vest in tranches of 5,900 shares each on January 1, 2009, 2010 and 2011 and expire three years from the applicable vesting date. The Company granted Mr. McTaggart additional options in March  2009 to purchase 13,305 ordinary shares at an exercise price of $7.90.  These options will vest in tranches of 4,435 each on March 19, 2010, 2011 and 2012 and expire three years from the applicable vesting date.

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

The Company granted Mr. Jerrybandan options to purchase 17,700 common shares at an exercise price of $30.40 per share. These options vest in tranches of 5,900 shares each on January 1, 2009, 2010 and 2011and expire three years from the applicable vesting date. The Company granted Mr. Jerrybandan additional options in March  2009 to purchase 19,956 ordinary shares at an exercise price of $7.90.  These options will vest in tranches of 4,435 each on March 19, 2010, 2011 and 2012 and expire three years from the applicable vesting date.

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

The Company granted Mr. Pereira options to purchase 13,275 common shares at an exercise price of $30.40 per share. These options vest in tranches of 4,425 shares each on January 1, 2009, 2010 and 2011 and expire three years from the applicable vesting date. The Company granted Mr. Pereira additional options in March  2009 to purchase 19,956 ordinary shares at an exercise price of $7.90.  These options will vest in tranches of 4,435 each on March 19, 2010, 2011 and 2012 and expire three years from the applicable vesting date.

Pursuant to the terms of the employment agreement, the Company will provide Mr. Pereira with a monthly automobile expense allowance of $850. This will increase on January 1 of each subsequent year by $50 per month during the term of this agreement.

Grants of Plan-Based Awards

The following tables present information with respect to the stock options granted in the fiscal year ended December 31, 2009 to the Named Executive Officers. There can be no assurance that the Grant Date Fair Value of Option Award will ever be realized by the individual. The amount of these awards that were expensed is shown in the Summary Compensation Table.

Name	Grant Date	Expiration Date		Number of Securities Underlying Options Granted	Exercise Price	Grant Date Fair Value of Option Award ($) (1)	Exercisable	Unexercisable
Frederick W. McTaggart	—	—		—	—	—
David W. Sasnett	3/19/2009	3/19/2015	(2)	22,149	$7.90	72,562	-	22,149.00
Ramjeet Jerrybandan	3/19/2009	3/19/2015	(2)	19,956	$7.90	65,378	-	19,956.00
Gregory S. McTaggart	3/19/2009	3/19/2015	(2)	13,305	$7.90	43,588	-	13,305.00
Gerard J. Pereira	3/19/2009	3/19/2015	(2)	11,775	$7.90	38,576	-	11,775.00

(1)	Represents Black-Scholes value on the date of grant.

(2)	These options vest in equal tranches on each of March 19, 2010, 2011 and 2012 and expire three years from the applicable vesting date.

Outstanding Equity Awards at Fiscal Year-End

The following table summarizes the outstanding option awards as of December 31, 2009 for each Named Executive Officer.

	Number of Securities
	Underlying Unexercised		Option		Option	Option
	Options at Fiscal Year End		Exercise		Grant	Expiration
Name	Exercisable	Unexercisable	Price ($)		Date	Date
Frederick W. McTaggart	—	—	—		—	—
David W. Sasnett	7,400	14,800	30.48	(1)	5/14/2008	01/01/2014	(2)
	—	22,149	7.90	(1)	3/19/2009	03/19/2015	(2)
Ramjeet Jerrybandan	5,900	11,800	30.48	(1)	5/14/2008	01/01/2014	(2)
	—	19,956	7.90	(1)	3/19/2009	03/19/2015	(2)
Gregory S. McTaggart	5,900	11,800	30.48	(1)	5/14/2008	01/01/2014	(2)
	—	13,305	7.90	(1)	3/19/2009	03/19/2015	(2)
Gerard J. Pereira	4,425	8,850	30.48	(1)	5/14/2008	01/01/2014	(2)
	—	11,775	7.90	(1)	3/19/2009	03/19/2015	(2)

(1)	These options vest annual in equal tranches beginning on the first anniversary of the date of grant.
(2)	These options expire three years from the applicable vesting date.

Option Exercises and Stock Vested

The following table shows the number of our ordinary shares acquired during 2009 upon the exercise of options.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)

Frederick W. McTaggart	—	—	—	—
David W. Sasnett	—	—	506	5,983
Ramjeet Jerrybandan	—	—	—	—
Gregory S. McTaggart	—	—	—	—
Gerard J. Pereira	—	—	—	—

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

Assuming our Named Executive Officers’ employment were terminated on December 31, 2009 due to the Named Executive Officer’s inability to discharge his duties due to physical or mental illness for a period of more than 60 days, the compensation due to our Named Executive Officers would be as set forth in the following table.

	Salary	Medical Insurance	Pension Fund Contribution	Total Compensation
Name	($)	($)	($)	($)
Frederick W. McTaggart	2,000	29,753	7,200	38,953
David W. Sasnett	1,000	25,776	—	26,776
Ramjeet Jerrybandan	2,000	10,817	7,200	20,017
Gregory S. McTaggart	2,000	10,069	7,200	19,269
Gerard J. Pereira	2,000	29,753	7,200	38,953

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

Our Chief Financial Officer’s employment agreement provides that, at his election, he may terminate his employment upon a Change in Control and receive a payment of 36 months of his then current base salary. After reviewing the practices of companies represented in the compensation data we obtained, the Committee negotiated our Chief Financial Officer’s Change in Control arrangement to provide him an amount equal to three times his base salary. We believe that our Chief Financial Officer’s Change in Control arrangement is generally in line with such arrangements offered to chief financial officers of our Peer Companies.

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

The following table sets forth the total amount of severance and change in control payments that would be made to Messrs. McTaggart and Sasnett if their employment agreements were terminated without cause or upon a “Change in Control” as of December 31, 2009:

	Severance	Change in Control
Name	($)	($)
Frederick W. McTaggart	776,400	—
David W. Sasnett	240,000	720,000

Director Compensation

The following table sets forth a summary of the compensation earned by our non-employee directors and/or paid to certain of our non-employee directors in 2009.

	Fees Earned or Paid in Cash	Stock Awards	Total
Name	($)	($)(1)	($)
Jeffrey M. Parker	65,105	2,590	67,696
Frederick W. McTaggart	—	—	—
David W. Sasnett	—	—	—
William T. Andrews	21,400	3,809	25,209
Brian E. Butler *	21,800	3,988	25,788
Steven A. Carr *	30,600	8,109	38,709
Carson K. Ebanks *	20,400	3,718	24,118
Richard L. Finlay *	30,150	6,657	36,807
Clarence B. Flowers, Jr. *	25,100	5,424	30,524
Wilmer F. Pergande *	33,789	9,327	43,116
Leonard J. Sokolow *	39,100	11,074	50,174
Raymond Whittaker *	25,200	4,736	29,936

*	The Board of Directors has determined that each of such persons is an “independent director” under the corporate governance rules of NASDAQ.
(1)	Represents fair value on the date of grant.

Director Compensation Policy

Our Chairman receives an annual retainer of $20,000 in addition to the meeting and attendance fees paid to each non-executive director.

Each director who is not an executive officer is entitled to an annual retainer of $8,000 and an attendance fee of $3,800 for each quarterly Board of Directors’ meeting attended, and $1,000 for any additional Board of Directors’ meetings attended.

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

Compensation Committee Interlocks and Insider Participation in Compensation Decisions

The Compensation Committee of the Board of Directors consists of Messrs. Finlay, Pergande and Flowers. No member of the Compensation Committee is, or at any time in the past has been, an officer or employee of the Company or any of its subsidiaries.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

The table below sets forth the beneficial ownership of our common shares, par value $0.60 per share, of which 14,541,878 are outstanding as of March 10, 2010 and our redeemable preference shares, par value $0.60 per share, of which 17,192 are outstanding as of March 10, 2010 by:

•	each person or entity that we know beneficially owns more than 5% of our ordinary shares or redeemable preference shares;

•	each of our directors;

•
our Chief Executive Officer and our Chief Financial Officer during the year ended December 31, 2009, and the three other most highly compensated executive officers who were serving as executive officers on December 31, 2009; and

•	all of our executive officers and directors as a group.

Title of Class	Identity of Person or Group	Amount Owned	Percentage of Class

Ordinary Shares	Invesco PowerShares Capital Management LLC (1)	1,568,071	10.8%

Ordinary Shares	Pictet Asset Management SA (2)	1,364,566	9.38%

Ordinary Shares	Wilmer F. Pergande,	15,619	*
	Director, Chairman of the
	Board of Directors (3)

Ordinary Shares	Frederick W. McTaggart,	99,257	*
	Director, President and
	Chief Executive Officer

Ordinary Shares	David W. Sasnett,	18,763	*
	Director, Executive Vice President and
	Chief Financial Officer (4)

Ordinary Shares	Gregory S. McTaggart,	118,872	*
	Vice President of Cayman
	Operations (5)

Ordinary Shares	Gerard J. Pereira	16,628	*
	VP Sales and Marketing (6)

Ordinary Shares	Ramjeet Jerrybandan,	14,643	*
	VP Overseas Operations (7)

Ordinary Shares	William T. Andrews,	2,681	*
	Director

Ordinary Shares	Brian E. Butler,	9,879	*
	Director

Title of Class	Identity of Person or Group	Amount Owned	Percentage of Class

Ordinary Shares	Steven A. Carr,	10,661	*
	Director (8)

Ordinary Shares	Carson K. Ebanks,	749	*
	Director

Ordinary Shares	Richard L. Finlay,	13,212	*
	Director

Ordinary Shares	Clarence B. Flowers, Jr.,	14,860	*
	Director

Ordinary Shares	Leonard J. Sokolow,	2,362	*
	Director (9)

Ordinary Shares	Raymond Whittaker,	13,104	*
	Director

Ordinary Shares	Directors and Executive	351,290	2.41%
	Officers as a Group (10)

Redeemable Preference Shares	Marinus Barendsen,	1,300	7.56%

Redeemable Preference Shares	Gerard J. Pereira	1,187	6.90%
	VP Sales and Marketing

Redeemable Preference Shares	Kenneth Crowley	869	5.05%
	Special Projects Engineer

Redeemable Preference Shares	Gregory S. McTaggart,	455	2.65%
	Vice President of Cayman
	Operations

Redeemable Preference Shares	Ramjeet Jerrybandan,	370	2.15%
	VP Overseas Operations

*	Indicates less than 1%

**
Unless otherwise indicated, to our knowledge, the persons named in the table above have sole voting and investment power with respect to the shares listed. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares issuable under stock options exercisable within 60 days after March 10, 2010 are deemed outstanding for that person but are not deemed outstanding for computing the percentage of ownership of any other person.

(1)
On February 9, 2010, Invesco Ltd., on its own behalf and on behalf of its subsidiary, Invesco PowerShares Capital Management LLC, filed an amended Schedule 13G (“Schedule 13G”) with the Securities and Exchange Commission. The Schedule 13G states that on its own behalf and on behalf of its subsidiary, Invesco PowerShares Capital Management LLC has sole voting power over 1,568,071 common shares and sole dispositive power over 1,568,071 shares. The address of Invesco PowerShares Capital Management LLC is 301 West Roosevelt Road, Wheaton, IL 60187.

(2)
On January 13, 2010, Pictet Asset Management SA filed a Schedule 13G (“Schedule 13G”) with Securities and Exchange Commission. The Schedule 13G states that Pictet Asset Management SA disclaims beneficial ownership of the shares reported, which are owned of record and beneficially by three non-U.S. investment funds, both managed by Pictet Asset Management SA.  The Schedule 13G states that Pictet Asset Management SA has shared voting power over 1,364,566 common shares and shared dispositive power over 1,364,566  shares. The address of Pictet Asset Management SA is 60 Route des Acacias, Geneva 73, Switzerland, CH-1211.

(3)	Of the 15,619 common shares beneficially owned by Mr. Pergande, all have shared investment power.

(4)	Of the 18,763 common shares beneficially owned by Mr. Sasnett, 14,800 are issuable upon exercise of stock options within 60 days of March 10, 2010.

(5)	Of the 118,872 common shares beneficially owned by Mr. Gregory S. McTaggart, 11,800 are issuable upon exercise of stock options within 60 days of March 10, 2010.

(6)	Of the 16,628 common shares beneficially owned by Mr. Pereira, 6,778 have shared investment power and 8,850 are issuable upon exercise of stock options within 60 days of March 10, 2010.

(7)	Of the 14,643 common shares beneficially owned by Mr. Jerrybandan, 11,800 are issuable upon exercise of stock options within 60 days of March 10, 2010.

(8)	Of the 10,661 common shares beneficially owned by Mr. Carr, 10,000 are in a trust, for which Mr. Carr indirectly owns the shares as co-trustee. Of the shares owned by the trust, all have been pledged.

(9)	Of the 2,362 common shares beneficially owned by Mr. Sokolow, all have shared investment power.

(10)
Of the 351,290 common shares owned by the Directors and executive officers as a group, 24,759 have shared investment power, 10,000 are indirectly owned, 47,250 are issuable upon exercise of stock options within 60 days of March 10, 2010, and 10,000 are pledged.

Equity Compensation Plan Information

The following table sets forth certain information as of December 31, 2009, with respect to compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance under:

•	all compensation plans previously approved by our security holders; and

•	all compensation plans not previously approved by our security holders.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	215,052	$18.76	1,284,948

Equity compensation plans not approved by security holders	—	$—	*

Total	215,052	$18.76	*

*	This equity compensation plan does not have any limits on the amount of shares reserved for issuance under the plans.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions With Related Persons

In 2003, DWEER Technology Ltd., the owner of the DWEERTM technology, licensed the worldwide rights to the DWEERTM technology to Calder AG, a Swiss company. On February 26, 2004, we entered into a distributorship agreement with Calder AG, pursuant to which we have the exclusive right to distribute and sell in the Caribbean the products manufactured by Calder AG using the DWEERTM technology.  This agreement was terminated in March 2009. Until April 2009 when all of the shares were sold, William T. Andrews, PhD, a director of our Company, and his spouse indirectly owned 35% of the issued and outstanding shares of Calder AG. Until April 2009 when he resigned as a director, Dr. Andrews also was the Vice-Chairman of the Board of Directors of Calder AG. In addition, Dr. Andrews and his spouse indirectly own 100% of the issued and outstanding shares of DWEER Technology Ltd.  In April 2009, DWEER Technology Ltd. sold its DWEERTM technology and assigned the Calder AG license.  During 2009, we paid $195,820 (2008: $1,033,108) to Calder AG for DWEERTM equipment purchases.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table shows the fees that the Company paid or accrued for the audit and other services provided by MarcumRachlin, a division of Marcum LLP, formerly known as Rachlin LLP through June 1, 2009, for the fiscal years ended December 31, 2009 and 2008.

	2009	2008
Audit	$346,500	$325,800
Audit-Related	-	-
Tax	3,000	6,000
All Other	-	-
Total	$349,500	$331,800

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

All audit services performed by MarcumRachlin, a division of Marcum LLP, were approved by the Audit Committee. The Audit Committee gives due consideration to the potential effect of non-audit services on maintaining the auditors independence.

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

CONSOLIDATED WATER CO. LTD.

By:	/s/ Wilmer F. Pergande
Wilmer F. Pergande
Chairman of the Board of Directors

Dated: March 16, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature		Title	Date

By:	/s/ Wilmer F. Pergande	Chairman of the Board of Directors	March 16, 2010
Wilmer F. Pergande

By:	/s/ Frederick W. McTaggart	Director, Chief Executive Officer and President	March 16, 2010
	Frederick W. McTaggart	(Principal Executive Officer)

By:	/s/ David W. Sasnett	Director, Executive Vice President & Chief Financial	March 16, 2010
	David W. Sasnett	Officer (Principal Financial and Accounting Officer)

By:	/s/ William T. Andrews	Director	March 16, 2010
William T. Andrews

By:	/s/ Brian E. Butler	Director	March 16, 2010
Brian E. Butler

By:	/s/ Steven A. Carr	Director	March 16, 2010
Steven A. Carr

By:	/s/ Carson K. Ebanks	Director	March 16, 2010
Carson K. Ebanks

By:	/s/ Richard L. Finlay	Director	March 16, 2010
Richard L. Finlay

By:	/s/ Clarence B. Flowers, Jr.	Director	March 16, 2010
Clarence B. Flowers, Jr.

By:	/s/ Leonard J. Sokolow	Director	March 16, 2010
Leonard J. Sokolow

By:	/s/ Raymond Whittaker	Director	March 16, 2010
Raymond Whittaker

CONSOLIDATED WATER CO. LTD.

INDEX TO EXHIBITS FILED WITH 10-K

Number	Exhibit Description

3.1
Amended and Restated Memorandum of Association of Consolidated Water Co. Ltd. dated May 14, 2008 (incorporated by reference to Exhibit 3.1 filed as part of our Form 8-K filed October 12, 2006, Commission File No. 0-25248)

3.2
Amended and Restated Articles of Association of Consolidated Water Co. Ltd. dated May 10, 2006 (incorporated by reference to Exhibit 4.2 filed as part of our Form F-3 filed October 12, 2006, Commission File No. 333-137970)

3.3
Amendment to Articles of Association of Consolidated Water Co. Ltd. dated May 11, 2007 (incorporated by reference to Exhibit 3.1 filed as part of our Form 8-K filed May 14, 2007, Commission File No. 0-25248)

3.4
Amendment to Articles of Association of Consolidated Water Co. Ltd. dated May 26, 2009 (incorporated by reference to Exhibit 3.1 filed as part of our Form 8-K filed May 27, 2009, Commission File No. 0-25248)

4.1
Option Deed, dated August 6, 1997, between Cayman Water Company Limited and American Stock Transfer & Trust Company (incorporated herein by reference to the exhibit filed on our Form 6-K, dated August 7, 1997, Commission File No. 0-25248)

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

10.1.1
License Agreement dated July 11, 1990 between Cayman Water Company Limited and the Government of the Cayman Islands (incorporated herein by reference to the exhibit filed as a part of our Form 20-F dated December 7, 1994, Commission File No. 0-25248)

10.1.2
First Amendment to License Agreement dated September 18, 1990 between Cayman Water Company Limited and the Government of the Cayman Islands. (incorporated herein by reference to the exhibit filed as a part of our Form 20-F dated December 7, 1994, Commission File No. 0-25248)

10.1.3
Second Amendment to License Agreement dated February 14, 1991 between Cayman Water Company Limited and the Government of the Cayman Islands. (incorporated herein by reference to the exhibit filed as a part of our Form 20-F dated December 7, 1994, Commission File No. 0-25248)

10.1.4
Third Amendment to a License to Produce Potable Water dated August 15, 2001 between Consolidated Water Co. Ltd. by the Government of the Cayman Islands (incorporated herein by reference to Exhibit 10.4 filed as a part of our Form 10-K for the fiscal year ended December 31, 2001, Commission File No. 0-25248)

10.1.5
Fourth Amendment to a License to Produce Potable Water dated February 1, 2003 between Consolidated Water Co. Ltd. by the Government of the Cayman Islands (incorporated herein by reference to Exhibit 10.5 filed as a part of our Form 10-K for the fiscal year ended December 31, 2002, Commission File No. 0-25248)

10.3
Water Supply Agreement dated December 18, 2000 between Consolidated Water Co. Ltd. and South Bimini International Ltd. (incorporated herein by reference to Exhibit 10.2 filed as a part of our Form 10-K for the fiscal year ended December 31, 2000, Commission File No. 0-25248)

10.6.1*
Employment contract dated December 5, 2003 between Frederick McTaggart and Consolidated Water Co. Ltd. (incorporated herein by reference to Exhibit 10.18 filed as a part of our Form 10-K for the fiscal year ended December 31, 2003, Commission File No. 0-25248)

10.6.2*
Amendment of Engagement Agreement dated September 14, 2007 between Frederick W. McTaggart and Consolidated Water Co. Ltd. (incorporated herein by reference to Exhibit 10.2 to our Form 8-K filed September 19, 2007, commission File No. 0-25248)

10.6.3*
Third Amendment of Engagement Agreement dated September 9, 2009 between Frederick W. McTaggart and Consolidated Water Co. Ltd. (incorporated herein by reference to Exhibit 10.1 to our Form 8-K filed September 9, 2009, commission File No. 0-25248)

10.7.1*
Engagement Agreement dated May 22, 2006 between David Sasnett and Consolidated Water Co. Ltd. (incorporated herein by reference to Exhibit 10.1 filed as part of our Form 8-K filed May 26, 2006, Commission File No. 0-25248)

10.7.2*
Amended and restated Engagement Agreement dated March 29, 2007 between David Sasnett and Consolidated Water Co. Ltd. (incorporated herein by reference to Exhibit 10.1 filed as part of our Form 8-K filed April 14, 2007, Commission File No. 0-25248)

10.7.3*
Engagement Agreement dated January 15, 2008 between David Sasnett and Consolidated Water Co. Ltd. (incorporated herein by reference to Exhibit 10.1 filed as part of our Form 8-K filed January 22, 2008, Commission File No. 0-25248)

10.8*	Employment contract dated January 11, 2008 between Gregory McTaggart and Consolidated Water Co. Ltd.

10.10*
Employment contract dated January 17, 2005 between Robert Morrison and Consolidated Water Co. Ltd. (incorporated herein by reference to Exhibit 10.56 filed as a part of our Form 8-K dated January 14, 2005, Commission File No. 0-25248)

10.11.1*	Employment contract dated November 24, 2006 between Ramjeet Jerrybandan and Consolidated Water Co. Ltd.

10.11.2*
Employment contract dated January 14, 2008 between Ramjeet Jerrybandan and Consolidated Water Co. Ltd. (incorporated herein by reference to Exhibit 10.11 filed as part of our Form 10-K for the fiscal year ended December 31, 2008, Commission File No. 0-25248)

10.12*
Employment contract dated January 16, 2008 between Gerard Pereira and Consolidated Water Co. Ltd. (incorporated herein by reference to Exhibit 10.12 filed as a part of our Form 10-K for the fiscal year ended December 31, 2008, Commission File No. 0-25248)

10.14
Consulting Agreement dated November 17, 1998 between Cayman Water Company Limited and R.J. Falkner & Company, Inc. (incorporated herein by reference to Exhibit 10.30 filed as part of our Registration Statement on Form F-2 dated May 17, 2000, Commission File No. 333-35356)

10.15
Specimen Service Agreement between Cayman Water Company Limited and consumers (incorporated herein by reference to the exhibit filed as part of our Registration Statement on Form F-1 dated March 26, 1996)

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

10.31.1
Loan Agreement dated May 25, 2005 between Ocean Conversion (BVI), Ltd. and Consolidated Water Co. Ltd. (incorporated herein by reference to Exhibit 99.1 filed as a part of our Form 8-K dated June 1, 2005, Commission File No. 0-25248)

10.31.2	Debenture Agreement dated August 24, 2007 between Ocean Conversion (BVI), Ltd. and Consolidated Water Co. Ltd.

10.31.3	Amending Debenture Agreement dated March 14, 2008 between Ocean Conversion (BVI), Ltd. and Consolidated Water Co. Ltd.

10.31.4	Second Amending Debenture Agreement dated February 18, 2009 between Ocean Conversion (BVI), Ltd. and Consolidated Water Co. Ltd.

10.31.5	Amending Loan Agreement dated August 20, 2009 between Ocean Conversion (BVI), Ltd. and Consolidated Water Co.

10.31.6	Amending Loan Agreement dated February 10, 2010 between Ocean Conversion (BVI), Ltd. and Consolidated Water Co.

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

18	Letter regarding change in accounting principle

21.1	Subsidiaries of the Registrant

23.1	Consent of Marcum Rachlin, a division of Marcum LLP — Consolidated Water Co. Ltd.

23.2	Consent of Marcum Rachlin, a division of Marcum LLP — Ocean Conversion (BVI) Ltd.

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, Section 906 of the Sarbanes-Oxley Act of 2002

*	Indicates a management contract or compensatory plan.