Form 10-Q
period 2010-03-31
CONSOLIDATED WATER CO LTD
filed 2010-05-10
CIK 928340

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transaction period from ___________ to ___________

Commission File Number: 0-25248

CONSOLIDATED WATER CO. LTD.
(Exact name of Registrant as specified in its charter)

CAYMAN ISLANDS	98-0619652
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
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

As of May 5, 2010, 14,546,972 shares of the registrant’s common stock, with US$0.60 par value, were outstanding.

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

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED WATER CO. LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2010	2009
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$48,073,599	$44,429,190
Accounts receivable, net	9,794,613	9,980,928
Inventory	1,950,391	1,832,564
Prepaid expenses and other current assets	1,186,585	1,689,874
Current portion of loans receivable	1,216,139	1,216,098
Total current assets	62,221,327	59,148,654

Property, plant and equipment, net	59,024,253	60,245,525
Construction in progress	962,231	1,000,882
Costs and estimated earnings in excess of billings - construction project	3,354,470	1,872,552
Inventory non-current	3,240,555	3,352,054
Loans receivable	10,578,250	10,875,848
Investment in affiliate	8,644,341	9,157,995
Intangible assets, net	1,886,639	1,919,656
Goodwill	3,587,754	3,587,754
Other assets	3,256,135	3,314,861
Total assets	$156,755,955	$154,475,781

LIABILITIES AND EQUITY
Current liabilities
Accounts payable and other current liabilities	$6,607,242	$6,187,606
Dividends payable	1,152,662	1,152,702
Current portion of long term debt	1,350,639	1,322,483
Total current liabilities	9,110,543	8,662,791
Long term debt	19,457,033	19,806,784
Other liabilities	459,786	465,408
Total liabilities	29,027,362	28,934,983
Equity
Consolidated Water Co. Ltd. stockholders' equity

Redeemable preferred stock, $0.60 par value. Authorized 200,000 shares;
issued and outstanding 17,126 and 17,192 shares, respectively	10,275	10,315
Class A common stock, $0.60 par value. Authorized 24,655,000 shares;
issued and outstanding 14,541,878 shares, respectively	8,725,127	8,725,127
Class B common stock, $0.60 par value. Authorized 145,000 shares;
none issued or outstanding	-	-
Additional paid-in capital	81,087,724	80,990,686
Retained earnings	36,351,252	34,365,640
Total Consolidated Water Co. Ltd. stockholders' equity	126,174,378	124,091,768
Noncontrolling interests	1,554,215	1,449,030
Total equity	127,728,593	125,540,798
Total liabilities and equity	$156,755,955	$154,475,781

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONSOLIDATED WATER CO. LTD.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended March 31,
	2010	2009

Retail water revenues	$6,385,406	$6,537,328
Bulk water revenues	6,257,942	6,406,993
Services revenues	2,033,963	2,919,734

Total revenues	14,677,311	15,864,055

Cost of retail revenues	2,853,585	2,549,119
Cost of bulk revenues	4,897,363	4,986,569
Cost of services revenues	1,440,114	2,347,867

Total cost of revenues	9,191,062	9,883,555

Gross profit	5,486,249	5,980,500

General and administrative expenses	2,465,066	2,501,203

Income from operations	3,021,183	3,479,297

Other income (expense):
Interest income	302,175	158,304
Interest expense	(404,813)	(426,229)
Other income	50,867	45,407
Equity in earnings (loss) of affiliate	212,709	(608,999)

Other income (expense), net	160,938	(831,517)

Net income	3,182,121	2,647,780
Income attributable to noncontrolling interests	105,185	97,622

Net income attributable to Consolidated Water Co. Ltd. stockholders	$3,076,936	$2,550,158

Basic earnings per common share attributable to Consolidated Water Co. Ltd. common stockholders	$0.21	$0.18
Diluted earnings per common share attributable to Consolidated Water Co. Ltd. common stockholders	$0.21	$0.18
Dividends declared per common share	$0.075	$0.065

Weighted average number of common shares used in the determination of:
Basic earnings per share	14,541,878	14,530,183
Diluted earnings per share	14,600,906	14,550,733

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONSOLIDATED WATER CO. LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	March 31,
	2010	2009
Net cash flows from operating activities	$4,494,016	$662,134
Cash flows from investing activities
Purchases of property, plant and equipment and construction in progress	(369,410)	(1,006,192)
Distribution of earnings from affiliate	666,600	—
Collections on loans receivable	297,598	200,218
Net cash provided by (used in) investing activities	594,788	(805,974)

Cash flows from financing activities
Dividends paid	(1,091,330)	(945,015)
Principal repayments of long term debt	(353,065)	(332,816)
Net cash provided by (used in) financing activities	(1,444,395)	(1,277,831)
Net increase (decrease) in cash and cash equivalents	3,644,409	(1,421,671)
Cash and cash equivalents at beginning of period	44,429,190	36,261,345
Cash and cash equivalents at end of period	$48,073,599	$34,839,674
Interest paid in cash	$360,445	$389,304

Non-cash investing and financing activities
Issuance of ordinary shares to executive management for services rendered	$—	$33,748
Dividends declared but not paid	$1,091,925	$945,703

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONSOLIDATED WATER CO. LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. Accounting policies

Basis of presentation: The accompanying condensed consolidated financial statements of Consolidated Water Co. Ltd. (the “Company”) include the accounts of the Company’s (i) wholly-owned subsidiaries, Aquilex, Inc., Cayman Water Company Limited (“Cayman Water”), Consolidated Water (Belize) Limited (“CW-Belize”), Ocean Conversion (Cayman) Limited (“OC-Cayman”), DesalCo Limited (“DesalCo”); (ii) majority-owned subsidiary Consolidated Water (Bahamas) Ltd. (“CW-Bahamas”); and (iii) affiliate, Consolidated Water (Bermuda) Limited (“CW-Bermuda”), which is consolidated because the Company is its primary financial beneficiary. The Company’s investment in its affiliate, Ocean Conversion (BVI) Ltd. (“OC-BVI”), is accounted for using the equity method of accounting. All significant intercompany balances and transactions have been eliminated in consolidation.

The accompanying condensed consolidated balance sheet as of March 31, 2010 and the condensed consolidated statements of income and cash flows for the three months ended March 31, 2010 and 2009 are unaudited. These condensed consolidated financial statements reflect all adjustments (which are of a normal recurring nature) that, in the opinion of management, are necessary to fairly present the Company’s financial position, results of operations and cash flows as of and for the periods presented. The results of operations for these interim periods are not necessarily indicative of the operating results for future periods, including the fiscal year ending December 31, 2010.

These condensed consolidated financial statements and notes are presented in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) relating to interim financial statements and in conformity with accounting principles generally accepted in the United States of America (“US GAAP”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

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

The balance of costs and estimated earnings in excess of billings - construction project of approximately $3.4 million and $1.9 million as of March 31, 2010 and December 31, 2009, respectively, represent revenues earned to date on the construction of the Red Gate plant for the Water Authority – Cayman (“WAC”).  This receivable balance is non-current as it will be paid by the WAC through the issuance of a long term note to the Company upon the commissioning of the plant.

Fair value measurements:  As of March 31, 2010 and December 31, 2009, the carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and other liabilities and dividends payable approximate their fair values due to the short term maturities of these instruments.  Management considers that the carrying amounts for loans receivable and long term debt as of March 31, 2010 and December 31, 2009 approximate their fair value.

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

The following table presents the Company’s fair value hierarchy for assets and liabilities measured at fair value as of March 31, 2010 and December 31, 2009:

	March 31, 2010
	Level 1	Level 2	Level 3	Total
Assets:
Recurring
Cash equivalents	$33,017,280	$-	$-	$33,017,280
Nonrecurring
Investment in affiliate	$-	$-	$8,644,341	$8,644,341

	December 31, 2009
	Level 1	Level 2	Level 3	Total
Assets:
Recurring
Cash equivalents	$32,854,708	$-	$-	$32,854,708
Nonrecurring
Investment in affiliate	$-	$-	$9,157,995	$9,157,995

A reconciliation of the beginning and ending balances for Level 3 investments for the three months ended March 31, 2010:

Balance as of December 31, 2009	$9,157,995
Equity in earnings (loss) of affiliate	212,709
Distribution of earnings from affiliate	(666,600)
Repayments of loan receivable - Bar Bay plant construction	(125,000)
Other	65,237
Balance as of March 31, 2010	$8,644,341

Reclassifications: Certain prior period amounts have been reclassified to conform to the current period’s presentation. These reclassifications had no effect on net income.

2. Stock-based compensation

The Company issues stock under incentive plans that form part of employees’ and non-executive directors’ remuneration. The Company also grants options to purchase common shares as part of remuneration for certain long-serving employees.

The Company measures and recognizes compensation expense at fair value for all share-based payments, including stock options. Stock-based compensation totaled $83,396 and $68,435 for the three months ended March 31, 2010 and 2009, respectively, and is included in general and administrative expenses in the condensed consolidated statements of income.

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

A summary of stock option activity under the Company’s share-based compensation plans for the three months ended March 31, 2010 is presented in the following table:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)		Aggregate Intrinsic Value (1)
Outstanding at beginning of period	215,052	$18.76
Granted	-	-
Exercised	-	-
Forfeited	-	-
Outstanding as of March 31, 2010	215,052	$18.76	3.28	years	$577,639

Exercisable as of March 31, 2010	101,669	$22.14	2.51	years	$192,546

(1)
The intrinsic value of a stock option represents the amount by which the fair value of the underlying stock, measured by reference to the closing price of the ordinary shares of $13.58 in the NASDAQ Global Select Market on March 31, 2010 exceeds the exercise price of the option.

As of March 31, 2010, 113,383 non-vested options and 101,669 vested options were outstanding, with weighted average exercise prices of $15.73 and $22.14, respectively, and average remaining contractual lives of 3.97 years and 2.51 years, respectively.  The total remaining unrecognized compensation costs related to unvested stock-based arrangements were $214,270 as of March 31, 2010 and are expected to be recognized over a weighted average period of 3.97 years.

As of March 31, 2010, unrecognized compensation costs relating to convertible preference shares outstanding were $143,601, and are expected to be recognized over a weighted average period of 1.5 years.

3. Segment information

The Company considers its (i) operations to supply water to retail customers, (ii) operations to supply water to bulk customers, and (iii) providing of engineering, management and construction services, as separate business segments. Financial information for each of these segments is as follows:

	As of and for the three months ended March 31, 2010
	Retail	Bulk	Services	Total
Revenues	$6,385,406	$6,257,942	$2,033,963	$14,677,311
Cost of revenues	2,853,585	4,897,363	1,440,114	9,191,062
Gross profit	3,531,821	1,360,579	593,849	5,486,249
General and administrative expenses	2,147,217	287,668	30,181	2,465,066
Income from operations	1,384,604	1,072,911	563,668	3,021,183
Other income (expense), net				160,938
Consolidated net income				3,182,121
Income attributable to noncontrolling interests				105,185
Net income attributable to controlling interests				$3,076,936

As of March 31, 2010:
Property plant and equipment, net	$26,762,288	$30,932,570	$1,329,395	$59,024,253
Construction in progress	860,873	101,358	-	962,231
Goodwill	1,170,511	2,328,526	88,717	3,587,754
Total assets	79,626,854	70,616,023	6,513,078	156,755,955

	As of and for the three months ended March 31, 2009
	Retail	Bulk	Services	Total
Revenues	$6,537,328	$6,406,993	$2,919,734	$15,864,055
Cost of revenues	2,549,119	4,986,569	2,347,867	9,883,555
Gross profit	3,988,209	1,420,424	571,867	5,980,500
General and administrative expenses	1,892,970	550,555	57,678	2,501,203
Income from operations	2,095,239	869,869	514,189	3,479,297
Other income (expense), net				(831,517)
Consolidated net income				2,647,780
Income attributable to noncontrolling interests				97,622
Net income attributable to controlling interests				$2,550,158

As of March 31, 2009:
Property plant and equipment, net	$22,340,896	$34,372,774	$1,737,463	$58,451,133
Construction in progress	5,734,038	375,744	-	6,109,782
Goodwill	1,170,511	2,328,526	88,717	3,587,754
Total assets	82,201,398	67,539,652	5,775,225	155,516,275

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

The following summarizes information related to the computation of basic and diluted EPS for the three months ended March 31, 2010 and 2009.

	Three Months Ended March 31,
	2010	2009
Net income attributable to controlling interests	$3,076,936	$2,550,158
Less:
Dividends declared and earnings attributable to preferred shares	(1,699)	(1,307)
Net income available to holders of common shares in the determination of basic and diluted earnings per share	$3,075,237	$2,548,851

Weighted average number of common shares used in the determination of basic earnings per common share	14,541,878	14,530,183
Plus:

Weighted average number of preferred shares outstanding during the period	17,131	17,366
Potential dilutive effect of unexercised options	41,897	3,184
Weighted average number of common shares used in the determination of diluted earnings per common share	14,600,906	14,550,733

5. Impact of recent accounting pronouncements

Fair Value Measurements and Disclosures
In January 2010, the FASB issued new accounting guidance that amends the disclosure requirements related to recurring and nonrecurring fair value measurements and requires new disclosures on the transfers of assets and liabilities between Level 1 (quoted prices in active market for identical assets or liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons and the timing of the transfers. Additionally, the guidance requires a roll forward of activities on purchases, sales, issuance and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). The guidance became effective for the fiscal year beginning January 1, 2010, except for the disclosure on the roll forward activities for Level 3 fair value measurements, which will become effective for the fiscal year beginning January 1, 2011. The adoption of this Level 1 and Level 2 guidance did not have an effect on the Company’s condensed consolidated financial statements. The Company does not expect the adoption of the Level 3 guidance to have a material impact on its condensed consolidated financial statements

Accounting for Transfers of Financial Assets
In June 2009, the FASB issued new accounting guidance to improve the information provided in financial statements concerning transfers of financial assets, including the effects of transfers on financial position, financial performance and cash flows, and any continuing involvement of the transferor with the transferred financial assets. The provisions of this guidance are effective for the Company’s financial statements for the fiscal year beginning January 1, 2010. The adoption of this guidance did not have an effect on the Company’s condensed consolidated financial statements.

Variable Interest Entities
In June 2009, the FASB issued new accounting guidance requiring an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. This guidance also requires enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity. The provisions of this guidance are effective for the Company’s financial statements for the fiscal year beginning January 1, 2010. The adoption of this guidance did not have an effect on the Company’s condensed consolidated financial statements.

6. Investment in and loan to affiliate

The Company owns 50% of the outstanding voting common shares and a 43.5% equity interest in the profits of Ocean Conversion (BVI) Ltd. (“OC-BVI”). The Company also owns certain profit sharing rights in OC-BVI that raise its effective interest in the profits of OC-BVI to approximately 45%. Pursuant to a management services agreement, OC-BVI pays the Company monthly fees for certain engineering, procurement and administrative services.

OC-BVI’s sole customer is the Ministry of Communications and Works of the Government of the British Virgin Islands (the “Ministry”). Through December 31, 2008, substantially all of the water sold to the Ministry was produced by OC-BVI’s desalination plant located at Baughers Bay, Tortola (the “Baughers Bay plant”), which has a capacity of 1.7 million U.S. gallons per day.

During 2007, OC-BVI completed, for a total cost of approximately $8 million, the construction of a 700,000 U.S. gallons per day desalination plant located at Bar Bay, Tortola (the “Bar Bay plant”). The Company provided OC-BVI with a $3.0 million loan to fund part of this plant’s construction costs. Principal on this loan was payable in quarterly installments of $125,000 with a final balloon payment of $2.0 million due on August 31, 2009 and interest on the loan was due quarterly at the rate of LIBOR plus 3.5%. In August 2009, the Company amended the terms of this loan with OC-BVI, increasing its balance to $2.8 million by converting $800,000 in trade receivables due to the Company from OC-BVI.  Under the terms of this amendment, the interest rate on the loan was increased to LIBOR plus 5.5% and the maturity date for the final balloon payment extended to August 31, 2011. The Company further amended this loan in January 2010 to increase the interest rate to LIBOR plus 7.5%. On March 4, 2010, OC-BVI and the BVI government executed a definitive seven-year contract for the Bar Bay plant (the “Bar Bay Agreement”). Under the terms of the Bar Bay Agreement, OC-BVI will deliver up to 600,000 U.S. gallons of water per day to the BVI government from the Bar Bay plant and the BVI government will be obligated to pay for this water at a specified price as adjusted by a monthly energy factor. Prior to the completion of the construction of the first phase of certain additional facilities by OC-BVI, the BVI government was not obligated to purchase any minimum volumes of water from OC-BVI. The first phase of such facilities construction, which was completed in 2009, involved the installation of water pipes from the plant to a BVI government-owned reservoir site and from this site to the BVI government’s piped water distribution system. A second phase of construction requires OC-BVI to complete a storage reservoir on the BVI government site within twelve months of the signing of the Bar Bay Agreement. The Bar Bay Agreement includes a seven-year extension option exercisable by the BVI government.

Summarized financial information of OC-BVI is presented as follows:

	March 31,	December 31,
	2010	2009
Current assets	$2,094,423	$3,433,427
Non-current assets	9,301,597	9,454,460
Total assets	$11,396,020	$12,887,887

	March 31,	December 31,
	2010	2009
Current liabilities	$4,982,711	$3,474,797
Non-current liabilities	2,853,357	5,259,756
Total liabilities	$7,836,068	$8,734,553

	Three Months Ended
	March 31,
	2010	2009
Water sales	$1,821,373	$61,622
Cost of water sales	$1,006,329	$1,149,131
Income (loss) from operations	$539,154	$(1,338,051)
Net income (loss)	$526,482	$(1,366,465)

The Company’s investment in and loan to OC-BVI are comprised of the following:

	March 31,	December 31,
	2010	2009
Equity investment (including profit sharing rights)	$6,094,341	$6,482,995
Loan receivable - Bar Bay plant construction	2,550,000	2,675,000
	$8,644,341	$9,157,995

The Company recognized earnings of $212,709 and a loss of $(608,999) on its equity investment in OC-BVI for the three months ended March 31, 2010 and 2009, respectively. For the three months ended March 31, 2010 and 2009, the Company recognized approximately $80,200 and $135,700, respectively, in revenues from its management services agreement with OC-BVI. In addition to the Company’s loans to, and equity investment in, OC-BVI of approximately $8.6 million as of March 31, 2010 and $9.2 million as of December 31, 2009, the Company’s recorded value of the OC-BVI management services agreement, which is reflected as an intangible asset on the Company’s condensed consolidated balance sheet, was approximately $840,000 as of March 31, 2010 and $856,000 as of December 31, 2009. As a result of the signing of the Bar Bay Agreement, the Company began amortization of this intangible asset over the seven year life of this contract during the three months ended March 31, 2010.

Baughers Bay dispute:

In October 2006, OC-BVI notified the Company that the Ministry had asserted a purported right of ownership of the Baughers Bay plant pursuant to the terms of the Water Supply Agreement between OC-BVI and the Ministry that was signed in 1990 (the “1990 Agreement”) and had invited OC-BVI to submit a proposal for its continued involvement in the production of water at the Baughers Bay plant in light of the Ministry’s planned assumption of ownership.

Under the terms of the 1990 Agreement, upon the expiration of the initial term in May 1999, the 1990 Agreement would automatically be extended for another seven years unless the Ministry provided notice, at least eight months prior to such expiration, of its decision to purchase the plant from OC-BVI for approximately $1.42 million.

In correspondence between the parties from late 1998 through early 2000, the Ministry indicated that the BVI government was prepared to exercise the option to purchase the plant but would be amenable to negotiating a new water supply agreement, and that it considered the 1990 Agreement to be in force on a monthly basis until negotiations between the BVI government and OC-BVI were concluded. Occasional discussions were held between the parties from early 2000 to early 2007 without resolution of the matter while OC-BVI continued to supply water to the Ministry. OC-BVI expended approximately $4.7 million in 2003 to significantly expand the production capacity of the plant beyond that contemplated in the 1990 Agreement.

Early in 2007, the Ministry unilaterally took the position that until such time as a new agreement is reached on the ownership of the plant and the price for the water produced by the plant, the Ministry would only pay that amount of OC-BVI’s billings that the Ministry purported constituted OC-BVI’s costs of producing the water. OC-BVI responded to the Ministry that the amount the Ministry proposed to pay was significantly less than OC-BVI’s production costs. Payments made by the Ministry to OC-BVI since the Ministry’s assumption of this reduced price were sporadic and as of December 31, 2007, OC-BVI had received payment for less than 22% of the amounts it billed the Ministry for the year then ended. On November 22, 2007, OC-BVI’s management was informed that the BVI government had filed a lawsuit with the Eastern Caribbean Supreme Court (the “Court’) seeking ownership of the Baughers Bay plant.  OC-BVI counterclaimed that it was entitled to continued possession and operation of the Baughers Bay plant until the BVI government paid OC-BVI approximately $4.7 million, which it believed represented the value of the Baughers Bay plant at its present expanded production capacity. OC-BVI took the legal position that since the BVI government never paid the $1.42 million to purchase the Baughers Bay plant, the 1990 Agreement terminated on May 31, 1999, which was eight months after the date that the Ministry provided written notice of its intention to purchase the plant.

On July 4, 2008, OC-BVI filed a claim with the Court, and on April 22, 2009 amended and increased this claim, seeking payment for water sold and delivered to the BVI government through March 31, 2009 at the contract prices in effect before the BVI government asserted its purported right of ownership of the plant.

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

After conducting hearings on October 12 and 16, 2009, on October 28, 2009, the Court ordered the BVI government to pay OC-BVI at the rate of $13.91 per thousand imperial gallons for water produced by OC-BVI from December 20, 2007 to present, which amounted to a total recovery for OC-BVI of $10.24 million as of September 17, 2009.  The BVI government made a payment of $2.0 million to OC-BVI under the Court order during the fourth quarter of 2009.

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

Effective January 1, 2008, OC-BVI changed its policy for the recording of its revenues from the Baughers Bay plant from the accrual to the equivalent of the cash method due to an inability to meet all of the relevant revenue recognition criteria under US GAAP. As a result of this adjustment to its revenues, OC-BVI incurred operating losses for all fiscal quarters of 2008 and the first three quarters of 2009. Any cash payments made by the BVI government on Baughers Bay related invoices were applied by OC-BVI to the remaining balance of outstanding accounts receivable that arose from billings for periods prior to and including December 2007 and thus were not recognized as revenues.  Sufficient payments were received from the BVI government during the three months ended September 30, 2009 to repay the remaining accounts receivable balances relating to periods prior to December 31, 2007.  OC-BVI continues to apply the equivalent of the cash method with respect to the recognition of revenues from Baughers Bay. Consequently, OC-BVI will not recognize as revenues any amounts to be paid to OC-BVI as a result of the Court ruling until such amounts are paid by the BVI government. The BVI government made a $2.0 million payment on the Court award during the fourth quarter of 2009. OC-BVI also applied the equivalent of the cash method of accounting for revenue recognition for its Bar Bay plant through December 31, 2009. As a result of the signing of the Bar Bay Agreement in March 2010, OC-BVI began recognizing revenues from the Bar Bay plant on the accrual basis and recognized all revenues previously deferred under the cash method of accounting.

In February 2010, the BVI government announced that it had signed a 16 year contract with another company for the construction and operation of a water plant with a production capacity of 2.75 million U.S. gallons per day. This new plant will provide potable water to the greater Tortola area. On March 29, 2010, OC-BVI vacated the Baughers Bay plant and the BVI government assumed direct responsibility for the plant’s operations.

The Company accounts for its investment in OC-BVI in accordance with the equity method of accounting for investments in common stock. This method requires recognition of a loss on an equity investment that is other than temporary, and indicates that a current fair value of an equity investment that is less than its carrying amount may indicate a loss in the value of the investment. To test for possible impairment of its investment in OC-BVI, the Company estimates its fair value as of the end of each fiscal quarter. In making this estimate, the Company calculates the expected cash flows from its investment in OC-BVI by (i) identifying various possible outcomes of the Baughers Bay dispute; (ii) estimating the cash flows associated with the Bar Bay plant and each possible outcome for the Baughers Bay dispute, and (iii) assigning a probability to each possible Baughers Bay outcome based upon discussions held to date by OC-BVI’s management with the BVI government and OC-BVI’s legal counsel. The resulting probability-weighted sum represents the expected cash flows, and the Company’s best estimate of future cash flows, to be derived from its investment in OC-BVI. After considering the September and October 2009 rulings of the Court, the Company determined that the carrying value of its investment in OC-BVI exceeded the estimated fair value for our investment in OC-BVI by approximately $160,000 as of September 30, 2009 and therefore recognized an impairment loss of this amount on this investment during the three months ended September 30, 2009. As a result of the decision by the BVI government to enter into the agreement with another company to build a new plant to provide water to Tortola, the Company believes it unlikely that OC-BVI will derive any significant future cash flows from an operating contract for the Baughers Bay plant.  Consequently, the Company determined that an additional impairment loss of $(4,500,000) was required (and was recorded) during the fourth quarter of 2009 to reduce its investment in OC-BVI to its estimated fair value. Based upon the estimated fair value determined as of December 31, 2009 and the developments since that date to the date of this filing, the Company concluded that no impairment loss was required to be recognized on its investment in OC-BVI during the three months ended March 31, 2010.

The Appellate Court could ultimately overturn the ruling of the Court requiring the BVI government to pay OC-BVI at the rate of $13.91 per thousand imperial gallons for water previously supplied. If this occurs the actual cash flows from OC-BVI could vary materially from the expected cash flows the Company used in determining OC-BVI’s fair value as of March 31, 2010 and the Company would be required to record an additional impairment loss to reduce the carrying value of its investment in OC-BVI. Such impairment loss would reduce the Company’s earnings and could have a material adverse impact on its results of operations and financial condition.

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

Because (i) the equity investment in CW-Bermuda is not sufficient to permit it to finance its activities without the loan from the Company; (ii) the other investors in CW-Bermuda have no obligation to absorb any significant amount of its losses should losses arise; and (iii) the Company expects economic benefits from CW-Bermuda that are significantly greater than the Company’s voting rights of 40%, CW-Bermuda constitutes a variable interest entity (“VIE”). The Company is the primary beneficiary of CW-Bermuda and accordingly, consolidates the results of CW-Bermuda in its financial statements. The assets and liabilities of CW-Bermuda included in the Company’s condensed consolidated balance sheet amounted to approximately $1,090,440 and $201,493 respectively, as of March 31, 2010. The Company has not provided any guarantees related to CW-Bermuda and any creditors of the VIE do not have recourse to the general credit of Consolidated Water Co. Ltd. as a result of including CW-Bermuda in the condensed consolidated financial statements. The results of CW-Bermuda are reflected in the Company’s services segment.

8. Subsequent events

The Company has evaluated subsequent events for potential recording or disclosure in these condensed consolidated financial statements through the date the financial statements were issued.

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

The forward-looking statements contained in this report are not guarantees of future performance and involve certain risks, uncertainties and assumptions which are difficult to predict. Actual outcomes and results may differ materially from what is expressed in such forward-looking statements. Important factors which may affect these actual outcomes and results include, without limitation, tourism and weather conditions in the areas we service, scheduled new construction within our operating areas, the economies of the U.S. and the areas we service, regulatory matters, the resolution of pending litigation, availability of capital to repay debt and for expansion of our operations, and other factors, including those “Risk Factors” set forth under Part II, Item 1A in this Quarterly Report and in our 2009 Annual Report on Form 10-K.

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

As a quoted market price for OC-BVI’s stock is not available, to test for possible impairment of our investment in OC-BVI we estimate its fair value by calculating the expected cash flows from our investment in OC-BVI by (i) identifying various possible outcomes of the Baughers Bay dispute; (ii) estimating the cash flows associated with the Bar Bay plant and each possible outcome of the Baughers Bay dispute, and (iii) assigning a probability to each Baughers Bay outcome based upon discussions held to date by OC-BVI’s management with the BVI government and OC-BVI’s legal counsel. The resulting probability weighted sum represents the expected cash flows, and our best estimate of future cash flows, to be derived from our investment in OC-BVI.

The identification of the possible outcomes for the Baughers Bay dispute, the projections of cash flows for each outcome and for the Bar Bay plant, and the assignment of relative probabilities to each Baughers Bay outcome all represent significant estimates made by us. While we have used our best judgment to identify the possible Baughers Bay outcomes and expected cash flows for these outcomes and assign relative probabilities to each outcome, and to estimate the expected cash flows from the Bar Bay plant, these estimates are by their nature highly subjective and are also subject to material change by our management over time based upon additional information from OC-BVI’s management and legal counsel, a change in the status of negotiations and/or OC-BVI’s litigation with the BVI government. After considering the September and October 2009 rulings of the Eastern Supreme Court of the Caribbean relating to the Baughers Bay dispute, we determined that the carrying value of our investment in OC-BVI exceeded the estimated fair value for our investment in OC-BVI by approximately $160,000 as of September 30, 2009 and therefore recognized an impairment loss of this amount on this investment during the three months ended September 30, 2009.   In February 2010, the BVI government announced that it had signed a 16 year contract with another company for the construction and operation of a water plant with a production capacity of 2.75 million U.S. gallons per day.  This new plant will provide potable water to the greater Tortola area and we believe will replace the current production of the Baughers Bay plant.  As a result of the decision by the BVI government to enter into the agreement with another company to provide water to Tortola, we believe it unlikely that OC-BVI will derive any significant future revenues from an operating contract for the Baughers Bay plant.  Consequently, we determined that an additional impairment loss of $(4,500,000) was required (and was recorded) during the fourth quarter of 2009 to reduce our investment in OC-BVI to its estimated fair value.  Based upon the estimated fair value determined as of December 31, 2009 and the developments since that date to the date of this filing, we concluded that no impairment loss was required to be recognized on our investment in OC-BVI during the three months ended March 31, 2010.

The Appellate Court could ultimately overturn the ruling of the Court requiring the BVI government to pay OC-BVI at the rate of $13.91 per thousand imperial gallons for water previously supplied.    If this occurs, the actual cash flows from OC-BVI could vary materially from the expected cash flows we used in determining OC-BVI’s fair value as of March 31, 2010, and we would be required to record an additional loss to reduce the carrying value of our investment in OC-BVI. Such impairment loss would reduce our earnings and could have a material adverse impact on our results of operations and financial condition.

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

RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and accompanying notes included under Part I, Item 1 of this Quarterly Report and our consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for our fiscal year ended December 31, 2009 (“2009 Form 10-K”) and the information set forth under Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2009 Form 10-K.

Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009

Consolidated Results

Net income for the three months ended March 31, 2010 was $3,076,936 ($0.21 per share on a fully-diluted basis) as compared to $2,550,158 ($0.18 per share on a fully-diluted basis) for the three months ended March 31, 2009. Our results for the three months ended March 31, 2010 and 2009 were significantly affected by the amounts we recorded in those periods from our equity investment in OC-BVI, as discussed below.

Total revenues for the three months ended March 31, 2010 were $14,677,311, a decrease from the $15,864,055 in revenues for the three months ended March 31, 2009, as all three of our business segments generated lower revenues in 2010 than in 2009. Gross profit for the three months ended March 31, 2010 was $5,486,249, or 37% of total revenues, as compared to $5,980,500, or 38%, for the three months ended March 31, 2009. Gross profit for the bulk segment remained relatively consistent from 2009 to 2010, while the gross profits for the retail and services segments declined in 2010 from those generated in 2009. For further discussion of revenues and gross profit for the three months ended March 31, 2010, see the “Results by Segment” analysis that follows.

General and administrative (“G&A”) expenses in total remained consistent on a consolidated basis at $2,465,066 and $2,501,203 for 2010 and 2009, respectively, as did the major individual expense categories that comprise consolidated G&A expenses.

Interest income increased by approximately $144,000 to $302,175 for 2010, as compared to $158,304 for 2009, primarily due to interest earned on the loan receivable from the Water Authority - Cayman (“WAC”) recorded in the second quarter of 2009 as a result of the completion and sale of the North Side Water Works plant.

Due to OC-BVI’s contractual dispute with the BVI Government relating to its Baughers Bay plant, we reported a loss from our investment in OC-BVI for the three months ended March 31, 2009 of approximately $(609,000). During the first quarter of 2010, we recognized earnings on our investment in OC-BVI of $212,709 primarily due to revenues recognized on the accrual basis for the Bar Bay plant. See further discussion of the OC-BVI situation at “Liquidity and Capital Resources — Material Commitments, Contingencies and Expenditures — OC-BVI Contract Dispute.”

Results by Segment

Retail Segment:

The retail segment contributed $1,384,604 to our income from operations for the three months ended March 31, 2010, as compared to $2,095,239 for the three months ended March 31, 2009.

Revenues generated by our retail water operations were $6,385,406 and $6,537,328 for the three months ended March 31, 2010 and 2009, respectively. The volume of gallons sold in 2010 by the retail segment increased by approximately 19% from 2009 to 2010 however substantially all of this increase relates to water sold to the WAC while the Red Gate plant was being refurbished. The decline in retail revenues from 2009 to 2010 reflects the annual adjustment in our base rates during the first quarter, which decreased in 2010 due to downward movement in the consumer price indices used to determine such rates.

Retail segment gross profit was $3,531,821 (55% of revenues) and $3,988,209 (61% of revenues) for the three months ended March 31, 2010 and 2009, respectively. The decline in gross profit as a percentage of revenues from 2009 to 2010 reflects the annual adjustment in our base rates during the first quarter, which decreased in 2010 due to downward movement in the consumer price indices used to determine such rates, and the incremental sales to the WAC, which were made at bulk sale rates.

Consistent with prior periods, we record all non-direct G&A expenses in our retail business segment and do not allocate any of these non-direct costs to our other two business segments. Retail G&A expenses for the three months ended March 31, 2010 were $2,147,217, up $254,247 from the $1,892,970 in G&A expenses for the three months ended March 31, 2009. The increase in G&A expenses for 2010 as compared to 2009 is primarily attributable to incremental business development expenses of approximately $94,000 relating to travel and the bidding of new projects and increase in employee costs of approximately $93,000 due to added stock options expenses and incremental hires.

Bulk Segment:

The bulk segment contributed $1,072,911 and $869,869 to our income from operations for the three months ended March 31, 2010 and 2009, respectively.

Bulk segment revenues were $6,257,942 and $6,406,993 for the three months ended March 31, 2010 and 2009, respectively. The volume of water sold by our bulk segment was approximately the same for 2010 and 2009.

Gross profit for our bulk segment was $1,360,579 and $1,420,424 for the three months ended March 31, 2010 and 2009, respectively. Gross profit as a percentage of bulk revenues was 22% for the three months ended March 31, 2010 and 2009, respectively.

Bulk segment G&A expenses for the three months ended March 31, 2010 decreased to $287,668 from $550,555 for the same period in 2009, primarily due to approximately $183,000 in penalties and interest assessed to our Belize operations during the first quarter of 2009 relating to delinquent business taxes. These penalties and interest arose because we were erroneously informed in the past that our Belize subsidiary was not subject to these taxes.

Services Segment:

The services segment contributed $563,668 and $514,189 to our income from operations for 2010 and 2009, respectively.

Revenues from services provided in 2010 were $2,033,963 as compared to $2,919,734 in 2009.  Services revenues decreased from 2009 to 2010 due to relatively lower project construction activity in 2010.  The decline in project construction revenues in 2010 was partially offset by fees from our services contract for the Tynes Bay, Bermuda plant, which commenced during the second quarter of 2009.

The increase in gross profit for the services segment, to $593,849 in 2010 from $571,867 in 2009, results from the decrease in project construction costs from 2009 to 2010.

G&A expenses for the services segment were $30,181 and $57,678 for 2010 and 2009, respectively.

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

We have generated approximately $32.5 million in net cash from our operating activities during the three year period ended December 31, 2009 and we generated an additional $4.5 million in net cash from our operating activities during the current quarter. As of March 31, 2010, we had cash balances totaling approximately $48.1 million and working capital of approximately $53.1 million. We believe our cash on hand and cash to be generated from operations will be sufficient to meet our liquidity requirements for the next 12 months, and we are not presently aware of anything that would lead us to believe that we will not have sufficient liquidity to meet our needs for 2011 and thereafter.

Cash Flows for the Three Months Ended March 31, 2010

Our cash and cash equivalents increased from $44.4 million as of December 31, 2009 to $48.1 million as of March 31, 2010.

Cash Flows from Operating Activities

Operating activities provided net cash for the three months ended March 31, 2010 of $4.5 million.  This cash provided reflects net income generated for the quarter as adjusted for (i) various items included in the determination of net income that do not affect cash flows during the year and (ii) changes in the other components of working capital.

Cash Flows Used in Investing Activities

Our investing activities provided $594,788 in net cash during the three months ended March 31, 2010. Approximately $369,000 was used for construction in progress and property, plant and equipment additions and we collected approximately $298,000 on our loans receivable. OC-BVI also paid us a dividend of $666,600.

Cash Flows Used in Financing Activities

Our financing activities used $1.4 million in net cash during the three months ended March 31, 2010, which consisted of $353,000 in scheduled payments on our debt and dividends paid of $1.1 million.

Financial Position

Our total assets increased from approximately $154.5 million as of December 31, 2009 to approximately $156.8 million as of March 31, 2010.

Accounts receivable as of March 31, 2010 were approximately $9.8 million, and consistent with the balance of approximately $10.0 million as of December 31, 2009.

The balance of costs and estimated earnings in excess of billings - construction project of approximately $3.4 million as of March 31, 2010 represents revenues earned to date on the construction of the Red Gate plant for the Water Authority - Cayman. This receivable balance is non-current as it will be paid by the Water Authority - Cayman through the issuance of a long term note to us upon the commissioning of the plant.

Borrowings Outstanding

As of March 31, 2010, our borrowings outstanding consisted of long term bonds payable with unpaid principal balances aggregating $20,807,672.

5.95% Secured Bonds

In August 2006, we issued $15,771,997 principal amount secured fixed rate bonds in a private offering and received net proceeds (excluding issuance costs and after the offering discount) of $14,445,720. These bonds bear interest at a rate of 5.95%, are repayable in quarterly principal and interest installments of $526,010 and mature in 2016. We have the right to redeem the bonds in full at any time after August 4, 2009 at a premium of 1.5% of the outstanding principal and accrued interest on the bonds on the date of redemption. As of March 31, 2010, $11,273,469 in principal amount was outstanding on these secured bonds. Our obligations under the bonds are secured by fixed and floating charges (i) on all of our assets, including an equitable charge of all of the shares of Cayman Water, and (ii) on all of Cayman Water’s assets including its real estate. Cayman Water has also guaranteed our payment obligations under the bonds.

The trust deed for these bonds restricts our ability to enter into new borrowing agreements or any new guarantees without prior approval of the trustee and limits our capital expenditures, with the exception of capital expenditures to be incurred on certain defined projects, to $2.0 million annually without prior approval by the trustee. The trust deed also contains financial covenants that require us to maintain a debt service coverage ratio of not less than 1.25 to 1, a ratio of long term debt to EBITDA (i.e. earnings before interest, taxes, depreciation and amortization for the 12 months preceding the ratio calculation date) not greater than 2.5 to 1 and a ratio of long term debt to equity equal to or less than 1.5 to 1.  As of March 31, 2010, we were in compliance with the covenants under the trust deed.

CW-Bahamas Series A Bonds

In July 2005, CW-Bahamas sold B$10,000,000 Series A bonds to Bahamian citizens and permanent resident investors in The Bahamas to finance a portion of the construction cost of its Blue Hills plant. These bonds mature on June 30, 2015 and accrue interest at the annual fixed rate of 7.5%. Interest is payable quarterly. CW-Bahamas has the option to redeem the bonds in whole or in part without penalty commencing after June 30, 2008. We have guaranteed CW-Bahamas repayment obligations upon an “event of default” as defined in the guarantee agreement. If we pay any amounts pursuant to the guarantee, we will be subrogated to all rights of the bondholders in respect of any such payments. The guarantee is a general unsecured obligation junior to our other secured obligations. As of March 31, 2010, B$10,000,000 of the Series A bonds was outstanding.

CW-Bahamas Credit Facility

CW-Bahamas has a credit facility with Scotiabank of Canada that consists of a B$500,000 revolving working capital loan. The obligations under the credit facility are secured by the assets of CW-Bahamas. Borrowings under the working capital loan accrue interest at the Nassau Prime rate plus 1.50% per annum. As of March 31, 2010, no amounts were outstanding under this facility.

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

Under the terms of the 1990 Agreement, upon the expiration of the initial term in May 1999, the agreement would automatically be extended for another seven years unless the Ministry provided notice, at least eight months prior to such expiration, of its decision to purchase the plant from OC-BVI for approximately $1.42 million.

In correspondence between the parties from late 1998 through early 2000, the Ministry indicated that the BVI government intended to purchase the plant but would be amenable to negotiating a new water supply agreement, and that it considered the 1990 Agreement to be in force on a monthly basis until negotiations between the BVI government and OC-BVI were concluded. Occasional discussions were held between the parties from early 2000 to early 2007 without resolution of the matter while OC-BVI continued to supply water to the Ministry and expended approximately $4.7 million between 1995 and 2003 to significantly expand the production capacity of the plant beyond that contemplated in the 1990 Agreement.

Early in 2007, the Ministry unilaterally took the position that until such time as a new agreement was reached on the ownership of the plant and the price for the water produced by the plant, the Ministry would only pay that amount of OC-BVI’s billings that the Ministry purported constituted OC-BVI’s costs of producing the water. OC-BVI responded to the Ministry that the amount the Ministry proposed to pay was significantly less than OC-BVI’s production costs. Payments made by the Ministry to OC-BVI since the Ministry’s assumption of this reduced price were sporadic and as of December 31, 2007 OC-BVI had received payment for less than 22% of the amounts it billed for the year then ended.   On November 22, 2007, OC-BVI’s management was informed that the BVI government had filed a lawsuit with the Eastern Caribbean Supreme Court (the “Court”) seeking ownership of the Baughers Bay plant.  OC-BVI counterclaimed that it was entitled to continued possession and operation of the Baughers Bay plant until the BVI government paid OC-BVI approximately $4.7 million, which it believed represented the value of the Baughers Bay plant at its present expanded production capacity. OC-BVI took the legal position that since the BVI government never paid the $1.42 million to purchase the Baughers Bay plant, the 1990 Agreement terminated on May 31, 1999, which was eight months after the date that the Ministry provided written notice of its intention to purchase the plant.

On July 4, 2008, OC-BVI filed a claim with the Court, and on April 22, 2009 amended and increased this claim, seeking payment for water sold and delivered to the BVI government through May 31, 2009 at the contract prices in effect before the BVI government asserted its purported right of ownership of the plant.

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

After conducting hearings on October 12 and 16, 2009, on October 28, 2009, the Court ordered the BVI government to pay OC-BVI at the rate of $13.91 per thousand imperial gallons for water produced by OC-BVI from December 20, 2007 to present, which amounts to a total recovery for OC-BVI of $10.24 million as of September 17, 2009. The BVI government made a payment of $2.0 million to OC-BVI under the Court order during the fourth quarter of 2009.

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

During 2007, OC-BVI completed, for a total cost of approximately $8.2 million, the construction of a 700,000 U.S. gallons per day desalination plant located at Bar Bay, Tortola (the “Bar Bay plant”). We provided OC-BVI with a $3.0 million loan to fund part of this plant’s construction costs, of which $2.0 million remained outstanding as of June 30, 2009. Principal on this loan was payable in quarterly installments of $125,000 with a final balloon payment of $2.0 million due on August 31, 2009 and interest on the loan was due quarterly at the rate of LIBOR plus 3.5%. In August 2009, we amended the terms of this loan with OC-BVI, increasing its balance to $2.8 million by converting $800,000 in trade receivables due to us from OC-BVI. Under the terms of this amendment, the interest rate on the loan was increased to the rate of LIBOR plus 5.5% and the maturity date for the final balloon payment extended to August 31, 2011. The terms for this loan were amended again in January 2010 to increase the interest rate to LIBOR plus 7.5% as a result of OC-BVI’s inability to comply with the loan covenant requiring OC-BVI to obtain a new contract for Baughers Bay by December 31, 2009. On March 4, 2010, OC-BVI and the BVI government executed the definitive contract for the Bar Bay plant (the “Bar Bay Agreement”). Under the terms of the Bar Bay Agreement, OC-BVI will deliver up to 600,000 U.S. gallons of water per day to the BVI government from the Bar Bay plant and the BVI government will be obligated to pay for this water at a specified price as adjusted by a monthly energy factor. Prior to completion of the construction of the first phase of certain additional facilities by OC-BVI in August 2009, the BVI government was not obligated to purchase any minimum volumes of water from OC-BVI. However, since completion of this first phase the BVI government has been obligated to purchase at least 600,000 gallons of water per day from the plant. The first phase of such facilities construction involved the installation of water pipes from the plant to a BVI government-owned reservoir site and from this site to the BVI government’s piped water distribution system.  A second phase of construction requires OC-BVI to complete a storage reservoir on the BVI government site within twelve months of the signing of the Bar Bay agreement. The Bar Bay Agreement includes a seven-year extension option exercisable by the BVI government.

Effective January 1, 2008, OC-BVI changed its policy for the recording of its revenues from the Baughers Bay plant from the accrual to the equivalent of the cash method due to an inability to meet all of the criteria required under US generally accepted accounting principles to recognized revenue on the accrual basis. As a result of this adjustment to OC-BVI’s revenues, we recorded losses from our equity in OC-BVI’s results of operations for all fiscal quarters of 2008 and for the first three quarters of 2009. Any cash payments made by the BVI government on Baughers Bay related invoices were applied by OC-BVI to the remaining balance of outstanding accounts receivable that arose from billings for periods prior to and including December 2007 and thus were not recognized as revenues. Sufficient payments were received from the BVI government during the three months ended September 30, 2009 to repay the remaining accounts receivable balances relating to period prior to December 31, 2007. OC-BVI continues to apply the equivalent of the cash method with respect to the recognition of revenues from Baughers Bay. Consequently, OC-BVI will not recognize as revenues any amounts to be paid to OC-BVI as a result of the Court ruling until such amounts are paid by the BVI government. The BVI government made a $2.0 million payment on the Court award during the fourth quarter of 2009. OC-BVI also applied the equivalent of the cash method of accounting for revenue recognition for its Bar Bay plant through December 31, 2009. As a result of the signing of the Bar Bay Agreement in March 2010, OC-BVI began recognizing revenues from the Bar Bay plant on the accrual basis and recognized all revenues previously deferred under the cash method of accounting.

In February 2010, the BVI government announced that it had signed a 16 year contract with another company for the construction and operation of a water plant with a production capacity of 2.75 million U.S. gallons per day. This new plant will provide potable water to the greater Tortola area and we believe will replace the current production of the Baughers Bay plant. On March 29, 2010, OC-BVI vacated the Baughers Bay plant and the BVI government assumed direct responsibility for this plant’s operations.

We account for our investment in OC-BVI in accordance with the equity method of accounting for investments in common stock. This method requires recognition of a loss on an equity investment that is other than temporary, and indicates that a current fair value of an equity investment that is less than its carrying amount may indicate a loss in the value of the investment. To test for possible impairment of our investment in OC-BVI, we estimate its fair value as of the end of each fiscal quarter. In making this estimate, we calculate the expected cash flows from our investment in OC-BVI by (i) identifying various possible outcomes of the Baughers Bay dispute; (ii) estimating the cash flows associated with the Bar Bay plant and each possible Baughers Bay outcome, and (iii) assigning a probability to each Baughers Bay outcome based upon discussions held to date by OC-BVI’s management with the BVI government and OC-BVI’s legal counsel. The resulting probability-weighted sum represents the expected cash flows, and our best estimate of future cash flows, to be derived from our investment in OC-BVI. After considering the September and October 2009 rulings of the Court, we determined that the carrying value of our investment in OC-BVI exceeded the estimated fair value for our investment in OC-BVI by approximately $160,000 as of September 30, 2009 and therefore recognized an impairment loss of this amount on this investment during the three months ended September 30, 2009. As a result of the decision by the BVI government to enter into the agreement with another company to build a new plant to serve Tortola, we now believe it unlikely that OC-BVI will derive any significant future revenues from an operating contract for the Baughers Bay plant. Consequently, we determined that an additional impairment loss of $(4,500,000) was required (and was recorded) during the fourth quarter of 2009 to reduce our investment in OC-BVI to its estimated fair value. To date, the BVI government has paid OC-BVI only $2.0 million of the $10.24 million awarded by the Court and has continued to pay OC-BVI for each thousand gallons supplied from Baughers Bay at the rate of $6.88, rather than at the $13.91 rate deemed equitable by the Court.  Based upon the estimated fair value determined as of December 31, 2009 and the developments since that date to the date of this filing, we concluded that no impairment loss was required to be recognized on our investment in OC-BVI during the three months ended March 31, 2010.

The Appellate Court could ultimately overturn the ruling of the Court requiring the BVI government to pay OC-BVI at the rate of $13.91 per thousand imperial gallons for water previously supplied. If this occurs the actual cash flows from OC-BVI could vary materially from the expected cash flows we used in determining OC-BVI’s fair value as of March 31, 2010 and we would be required to record an additional impairment loss to reduce the carrying value of our investment in OC-BVI. Such impairment loss would reduce our earnings and could have a material adverse impact on our results of operations and financial condition.

We recognized $212,709 in earnings from our investment in OC-BVI for the three months ended March 31, 2010. These earnings are attributable to the signing of a definitive agreement by OC-BVI with the BVI government for the operation of the Bar Bay plant. As a result of this signing, OC-BVI adopted the accrual basis for the recognition of revenues for this plant during the three months ended March 31, 2010 and recognized approximately $808,000 in revenues from the Bar Bay plant for the quarter, which included approximately $276,000 in revenues generated in the previous quarter which had been previously not recognized under the cash method. As of March 31, 2010, OC-BVI’s accounts receivable for water delivered from the Bar Bay plant amounted to approximately $808,000, of which approximately 65% was past due.

CW-Bahamas Liquidity

As of March 31, 2010, CW-Bahamas was due approximately $4.6 million from the WSC. We have been informed previously by representatives of the Bahamas government that the delay in paying our accounts receivables is due to operating issues within the WSC, that the delay does not reflect any type of dispute with us with respect to the amounts owed, and that the amounts will ultimately be paid in full. We have been informed by these representatives that monthly payments to CW-Bahamas will continue through June 2010 in sufficient amounts to meet current invoices and reduce the amount of the delinquent receivables. Based upon these communications, we believe that the accounts receivable from the WSC are fully collectible and therefore have not provided any allowance for possible non-payment of these receivables as of March 31, 2010.

Transfers of U.S. dollars from CW-Bahamas to our other subsidiaries require authorization in advance from the Central Bank of the Bahamas.

CW-Belize

By Statutory Instrument No. 81 of 2009, the Minister of Public Utilities of the government of Belize published an order, the Public Utility Provider Class Declaration Order, 2009 (the “Order”), which as of May 1, 2009 designated CW-Belize as public utility provider under the laws of Belize.  With this designation, the Public Utilities Commission of Belize (the “PUC”) has the authority to set the rates charged by CW-Belize and to otherwise regulate its activities. We are presently unable to determine what impact the PUC’s future regulation of CW-Belize will have on its results of operations, financial position or cash flows.

Dividends

On January 31, 2010, we paid a dividend of $0.075 to shareholders of record on January 1, 2010.

As of March 31, 2010, we declared a dividend of $0.075 payable on May 31, 2010 to shareholders of record on May 1, 2010.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our exposure to market risk from December 31, 2009 to the end of the period covered by this report.

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

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Our affiliate, OC-BVI, is involved in litigation with the BVI government as described in “LIQUIDITY AND CAPITAL RESOURCES – Material Commitments, Expenditures and Contingencies,” which description is incorporated herein by reference.

ITEM 1A. RISK FACTORS

Our business faces significant risks. These risks include those disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 as supplemented by the additional risk factors included below. If any of the events or circumstances described in the referenced risks actually occur, our business, financial condition or results of operations could be materially adversely affected and such events or circumstances could cause our actual results to differ materially from the results contemplated by the forward-looking statements contained in this report. These risks should be read in conjunction with the other information set forth in this Quarterly Report as well as in our Annual Report on Form 10-K for the year ended December 31, 2009 and in our other periodic reports on Form 10-Q and Form 8-K.

Our exclusive license to provide water to retail customers in the Cayman Islands may not be renewed in the future.

In the Cayman Islands, we provide water to retail customers under a license, issued to us in July 1990 by the Cayman Islands government that grants us the exclusive right to provide water to retail customers within our licensed service area. Our service area is comprised of an area on Grand Cayman that includes the Seven Mile Beach and West Bay areas, two of the three most populated areas in the Cayman Islands. For the year ended December 31, 2009, we generated approximately 40% of our consolidated revenues and 58% of our consolidated gross profits from the retail water operations conducted pursuant to our exclusive license. For the three months ended March 31, 2010, we generated approximately 43.5% of our consolidated revenues and 64.4% of our consolidated gross profits from these retail water operations. Our license expires in July 2010. If we are not in default of any terms of the license, we have a right of first refusal to renew the license on terms that are no less favorable than those that the government offers to any third party.

During our retail license renewal negotiations conducted with representatives of the Cayman Island government during the fourth quarter of 2009 we were informed that the Cayman Island government seeks to restructure the terms of our license to employ a “rate of return on invested capital model’ similar to that governing the sale of water to most U.S. municipalities. We have formally objected to the implementation of a “rate of return on invested capital model” on the basis that we believe that such a model would not promote the efficient operation of our water utility, and could ultimately increase water rates to our customers. We believe such a model, if ultimately implemented, could significantly reduce the operating income we have historically generated from our retail license. Based upon results to date, it is possible that our negotiations with the Cayman Islands government will not be completed by July 2010, and we may be required to enter into an interim license pending final resolution of our negotiations.

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

In October 2006, the British Virgin Islands government notified OC-BVI that it was asserting a purported right of ownership of OC-BVI’s desalination plant in Baughers Bay, Tortola pursuant to the terms of the 1990 Agreement and invited OC-BVI to submit a proposal for its continued involvement in the production of water at the Baughers Bay plant. Early in 2007, the British Virgin Islands government unilaterally took the position that until such time as a new agreement is reached on the ownership of the Baughers Bay plant and for the price of the water produced by the plant, the BVI government would only pay that amount of OC-BVI’s invoices that the BVI government purports constitutes OC-BVI’s costs of producing the water. OC-BVI responded to the BVI government that the amount the Ministry proposed to pay was significantly less than OC-BVI’s production costs. Payments made by the BVI government to OC-BVI since the BVI government’s assumption of this reduced price were sporadic. On November 22, 2007, OC-BVI’s management was informed that the BVI government had filed a lawsuit with the Eastern Caribbean Supreme Court (the “Court”) seeking ownership and possession of the Baughers Bay plant.  OC-BVI counterclaimed that it was entitled to continued possession and operation of the Baughers Bay plant until the BVI government pays OC-BVI approximately $4.7 million, which it believed represented the value of the Baughers Bay plant at its present expanded production capacity.  OC-BVI also took the legal position that since the BVI government never paid the $1.42 million to purchase the Baughers Bay plant, the 1990 Agreement terminated on May 31, 1999, which was eight months after the date that the Ministry provided written notice of its intention to purchase the plant.

On July 4, 2008, OC-BVI filed a claim with the Court, and on April 22, 2009 amended and increased this claim, seeking recovery of amounts for water sold and delivered to the BVI government from the Baughers Bay plant through May 31, 2009 based upon the contract prices in effect before the BVI government asserted its purported right of ownership of the plant.

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

After conducting hearings on October 12 and 16, 2009, on October 28, 2009, the Court ordered the BVI government to pay OC-BVI at the rate of $13.91 per thousand imperial gallons for water produced by OC-BVI from December 20, 2007 to present, which amounted to a total recovery for OC-BVI of $10.24 million as of September 17, 2009. The BVI government made a payment of $2.0 million to OC-BVI under the Court order during the fourth quarter of 2009.

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

After considering the September and October 2009 rulings of the Court of the Caribbean relating to the Baughers Bay dispute, we determined that the carrying value of our investment in OC-BVI exceeded the estimated fair value for our investment in OC-BVI by approximately $160,000 as of September 30, 2009 and therefore recognized an impairment loss of this amount on this investment during the three months ended September 30, 2009. In February 2010, the BVI government announced it had signed a long term contract with another company for the construction of a new water plant to serve Tortola. We believe this new contract with another company makes it unlikely that OC-BVI will be able to obtain a new long-term operating contract for Baughers Bay. Accordingly, our calculation of the estimated fair value of our equity investment in OC-BVI as of December 31, 2009 did not include any future cash flows to OC-BVI from a long term operating contract for the Baughers Bay plant and as a result we recorded an additional impairment loss for our equity investment in OC-BVI of $(4,500,000) during the fourth quarter of 2009. The remaining carrying value of our investment in OC-BVI of $8.6 million as of March 31, 2010 assumes OC-BVI will collect in full the remaining $8 million awarded by the Court and will not be required to return any of the $2.0 million paid to date by the BVI government on the award. Should the BVI government be successful in its appeal to reduce the $10 million award, we will be required to record an additional impairment charge in an amount equal to any reduction in the amount previously awarded. Such impairment loss would reduce our earnings and could have a significant adverse impact on our results of operations, financial condition and cash flows.

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

Date: May 10, 2010