Form 10-Q
period 2010-06-30
CONSOLIDATED WATER CO LTD
filed 2010-08-09
CIK 928340

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

As of August 5, 2010, 14,549,431 shares of the registrant’s common stock, with US$0.60 par value, were outstanding.

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

The functional currency for our Netherlands subsidiary and Mexico affiliate is the US$.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED WATER CO. LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2010	2009
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$45,354,320	$44,429,190
Accounts receivable, net	11,380,937	9,980,928
Inventory	1,407,463	1,832,564
Prepaid expenses and other current assets	1,828,993	1,689,874
Current portion of loans receivable	1,216,139	1,216,098
Total current assets	61,187,852	59,148,654

Property, plant and equipment, net	57,917,887	60,245,525
Construction in progress	1,023,952	1,000,882
Costs and estimated earnings in excess of billings - construction project	3,508,694	1,872,552
Inventory non-current	3,711,713	3,352,054
Loans receivable	10,276,145	10,875,848
Investment in affiliate	8,705,632	9,157,995
Intangible assets, net	1,815,196	1,919,656
Goodwill	3,587,754	3,587,754
Other assets	3,197,398	3,314,861
Total assets	$154,932,223	$154,475,781

LIABILITIES AND EQUITY
Current liabilities
Accounts payable and other current liabilities	$4,909,676	$6,187,606
Dividends payable	1,153,495	1,152,702
Current portion of long term debt	2,871,816	1,322,483
Total current liabilities	8,934,987	8,662,791
Long term debt	17,608,317	19,806,784
Other liabilities	454,163	465,408
Total liabilities	26,997,467	28,934,983
Equity
Consolidated Water Co. Ltd. stockholders' equity
Redeemable preferred stock, $0.60 par value. Authorized 200,000 shares; issued and outstanding 22,319 and 17,192 shares, respectively	13,390	10,315
Class A common stock, $0.60 par value. Authorized 24,655,000 shares; issued and outstanding 14,546,972 and 14,541,878 shares, respectively	8,728,183	8,725,127
Class B common stock, $0.60 par value. Authorized 145,000 shares; none issued or outstanding	-	-
Additional paid-in capital	81,286,875	80,990,686
Retained earnings	36,291,788	34,365,640
Total Consolidated Water Co. Ltd. stockholders' equity	126,320,236	124,091,768
Noncontrolling interests	1,614,520	1,449,030
Total equity	127,934,756	125,540,798
Total liabilities and equity	$154,932,223	$154,475,781

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONSOLIDATED WATER CO. LTD.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Retail water revenues	$6,039,827	$6,221,384	$12,425,233	$12,758,714
Bulk water revenues	6,196,278	6,431,215	12,454,220	12,838,209
Services revenues	463,380	2,802,399	2,497,344	5,722,133

Total revenues	12,699,485	15,454,998	27,376,797	31,319,056

Cost of retail revenues	2,653,139	2,419,393	5,506,724	4,968,514
Cost of bulk revenues	5,031,068	4,950,144	9,928,430	9,936,718
Cost of services revenues	783,976	498,408	2,224,091	2,846,276

Total cost of revenues	8,468,183	7,867,945	17,659,245	17,751,508

Gross profit	4,231,302	7,587,053	9,717,552	13,567,548

General and administrative expenses	3,150,633	2,670,059	5,615,699	5,171,266

Income from operations	1,080,669	4,916,994	4,101,853	8,396,282

Other income (expense):
Interest income	302,040	150,373	604,215	308,673
Interest expense	(398,822)	(443,824)	(803,635)	(870,052)
Other income	27,090	47,856	77,957	93,262
Equity in earnings (loss) of affiliate	82,403	(589,022)	295,112	(1,198,021)

Other income (expense), net	12,711	(834,617)	173,649	(1,666,138)

Net income	1,093,380	4,082,377	4,275,502	6,730,144
Income attributable to noncontrolling interests	60,305	214,761	165,491	312,383

Net income attributable to Consolidated Water Co. Ltd. stockholders	$1,033,075	$3,867,616	$4,110,011	$6,417,761

Basic earnings per common share attributable to Consolidated Water Co. Ltd. common stockholders	$0.07	$0.27	$0.28	$0.44
Diluted earnings per common share attributable to Consolidated Water Co. Ltd. common stockholders	$0.07	$0.26	$0.28	$0.44
Dividends declared per common share	$0.075	$0.065	$0.150	$0.130

Weighted average number of common shares used in the determination of:
Basic earnings per share	14,545,517	14,531,991	14,543,707	14,531,092
Diluted earnings per share	14,604,238	14,596,670	14,602,580	14,570,033

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONSOLIDATED WATER CO. LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2010	2009
Net cash provided by operating activities	$3,390,159	$8,129,814

Cash flows from investing activities
Additions to property, plant and equipment and construction in progress	(836,914)	(1,525,907)
Distribution from affiliate	666,600	-
Collections of loans receivable	599,703	691,869
Net cash provided by (used in) investing activities	429,389	(834,038)

Cash flows from financing activities
Dividends paid	(2,183,037)	(1,890,235)
Principal repayments of long term debt	(711,381)	(670,583)
Net cash (used in) financing activities	(2,894,418)	(2,560,818)

Net increase in cash and cash equivalents	925,130	4,734,958
Cash and cash equivalents at beginning of period	44,429,190	36,261,345
Cash and cash equivalents at end of period	$45,354,320	$40,996,303

Interest paid in cash	$715,637	$756,436

Non-cash investing and financing activities
Issuance of ordinary shares to executive management for services rendered	$72,793	$38,750
Dividends declared but not paid	$1,092,757	$946,030
Loan receivable issued for plant facility sold	$-	$10,624,425

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONSOLIDATED WATER CO. LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. Accounting policies

Basis of presentation: The accompanying condensed consolidated financial statements of Consolidated Water Co. Ltd. (the “Company”) include the accounts of the Company’s (i) wholly-owned subsidiaries, Aquilex, Inc., Cayman Water Company Limited (“Cayman Water”), Consolidated Water (Belize) Limited (“CW-Belize”), Ocean Conversion (Cayman) Limited (“OC-Cayman”), DesalCo Limited (“DesalCo”), Consolidated Water Cooperatief, U.A. (“CW-Coop”);  (ii) majority-owned subsidiary Consolidated Water (Bahamas) Ltd. (“CW-Bahamas”); and (iii) affiliates, Consolidated Water (Bermuda) Limited (“CW-Bermuda”) and N.S.C. Agua, S.A. de C.V. (“NSC”), which are consolidated because the Company has a controlling financial interest in these companies. The Company’s investment in its affiliate, Ocean Conversion (BVI) Ltd. (“OC-BVI”), is accounted for using the equity method of accounting. All significant intercompany balances and transactions have been eliminated in consolidation.

The accompanying condensed consolidated balance sheet as of June 30, 2010 and the condensed consolidated statements of income and cash flows for the three and six months ended June 30, 2010 and 2009 are unaudited. These condensed consolidated financial statements reflect all adjustments (which are of a normal recurring nature) that, in the opinion of management, are necessary to fairly present the Company’s financial position, results of operations and cash flows as of and for the periods presented. The results of operations for these interim periods are not necessarily indicative of the operating results for future periods, including the fiscal year ending December 31, 2010.

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

The balance of costs and estimated earnings in excess of billings - construction project of approximately $3.5 million and $1.9 million as of June 30, 2010 and December 31, 2009, respectively, represent revenues earned to date on the construction of the Red Gate plant for the Water Authority – Cayman (“WAC”).  This receivable balance is non-current as it will be paid by the WAC through the issuance of a long term note to the Company upon the commissioning of the plant which occurred in July 2010.

Fair value measurements:   As of June 30, 2010 and December 31, 2009, the carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and other liabilities and dividends payable approximate their fair values due to the short term maturities of these instruments.  Management considers that the carrying amounts for loans receivable and long term debt as of June 30, 2010 and December 31, 2009 approximate their fair value.

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

The following table presents the Company’s fair value hierarchy for assets and liabilities measured at fair value as of June 30, 2010 and December 31, 2009:

	June 30, 2010
	Level 1	Level 2	Level 3	Total
Assets:
Recurring
Cash equivalents	$27,241,023	$-	$-	$27,241,023
Nonrecurring
Investment in affiliate	$-	$-	$8,705,632	$8,705,632

	December 31, 2009
	Level 1	Level 2	Level 3	Total
Assets:
Recurring
Cash equivalents	$32,854,708	$-	$-	$32,854,708
Nonrecurring
Investment in affiliate	$-	$-	$9,157,995	$9,157,995

A reconciliation of the beginning and ending balances for Level 3 investments for the six months ended June 30, 2010:

Balance as of December 31, 2009	$9,157,995
Equity in earnings (loss) of affiliate	295,112
Distribution of earnings from affiliate	(666,600)
Repayments of loan receivable - Bar Bay plant construction	(250,000)
Other	169,125
Balance as of June 30, 2010	$8,705,632

Reclassifications: Certain prior period amounts have been reclassified to conform to the current period’s presentation.  These reclassifications had no effect on consolidated net income.

2. Stock-based compensation

The Company issues stock under incentive plans that form part of employees’ and non-executive directors’ remuneration. The Company also grants options to purchase common shares as part of remuneration for certain long-serving employees.

Stock-based compensation totaled $58,756 and $166,271 for the three months ended June 30, 2010 and 2009, respectively, and $142,152 and $234,706 for the six months ended June 30, 2010 and 2009, respectively and is included in general and administrative expenses in the condensed consolidated statements of income.

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

A summary of stock option activity under the Company’s share-based compensation plans for the six months ended June 30, 2010 is presented in the following table:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (1)
Outstanding at beginning of period	215,052	$18.76
Granted	-	-
Exercised	-	-
Forfeited	-	-
Outstanding as of June 30, 2010	215,052	18.76	3.03	$353,906

Exercisable as of June 30, 2010	101,669	$22.14	2.26	$117,969
 _________________________

(1)
The intrinsic value of a stock option represents the amount by which the fair value of the underlying stock, measured by reference to the closing price of the ordinary shares of $11.38 in the NASDAQ Global Select Market on June 30, 2010 exceeds the exercise price of the option.

As of June 30, 2010, 113,383 non-vested options and 101,669 vested options were outstanding, with weighted average exercise prices of $15.73 and $22.14, respectively, and average remaining contractual lives of 3.72 years and 2.26 years, respectively.  The total remaining unrecognized compensation costs related to unvested stock-based arrangements were $214,270 as of June 30, 2010 and are expected to be recognized over a weighted average period of 3.72 years.

As of June 30, 2010, unrecognized compensation costs relating to convertible preference shares outstanding were $123,012, and are expected to be recognized over a weighted average period of 1.39 years.

3. Segment information

The Company considers its (i) operations to supply water to retail customers, (ii) operations to supply water to bulk customers, and (iii) providing of engineering, management and construction services, as separate business segments. Financial information for each of these segments is as follows:

	Three Months Ended June 30, 2010
	Retail	Bulk	Services	Total
Revenues	$6,039,827	$6,196,278	$463,380	$12,699,485
Cost of revenues	2,653,139	5,031,068	783,976	8,468,183
Gross profit	3,386,688	1,165,210	(320,596)	4,231,302
General and administrative expenses	2,314,779	291,832	544,022	3,150,633
Income (loss) from operations	1,071,909	873,378	(864,618)	1,080,669
Other income (expense), net				12,711
Consolidated net income				1,093,380
Income attributable to noncontrolling interests				60,305
Net income attributable to controlling interests				$1,033,075

	As of and for the Six Months Ended June 30, 2010
	Retail	Bulk	Services	Total
Revenues	$12,425,233	$12,454,220	$2,497,344	$27,376,797
Cost of revenues	5,506,724	9,928,430	2,224,091	17,659,245
Gross profit	6,918,509	2,525,790	273,253	9,717,552
General and administrative expenses	4,461,996	579,500	574,203	5,615,699
Income (loss) from operations	2,456,513	1,946,290	(300,950)	4,101,853
Other income (expense), net				173,649
Consolidated net income				4,275,502
Income attributable to noncontrolling interests				165,491
Net income attributable to controlling interests				$4,110,011

As of June 30, 2010:
Property plant and equipment, net	$26,480,587	$30,168,813	$1,268,487	$57,917,887
Construction in progress	876,920	147,032	-	1,023,952
Goodwill	1,170,511	2,328,526	88,717	3,587,754
Total assets	77,934,423	70,094,283	6,903,517	154,932,223

	Three Months Ended June 30, 2009
	Retail	Bulk	Services	Total
Revenues	$6,221,384	$6,431,215	$2,802,399	$15,454,998
Cost of revenues	2,419,393	4,950,144	498,408	7,867,945
Gross profit	3,801,991	1,481,071	2,303,991	7,587,053
General and administrative expenses	2,206,055	410,013	53,991	2,670,059
Income from operations	1,595,936	1,071,058	2,250,000	4,916,994
Other income (expense), net				(834,617)
Consolidated net income				4,082,377
Income attributable to noncontrolling interests				214,761
Net income attributable to controlling interests				$3,867,616

	As of and for the Six Months Ended June 30, 2009
	Retail	Bulk	Services	Total
Revenues	$12,758,714	$12,838,209	$5,722,133	$31,319,056
Cost of revenues	4,968,514	9,936,718	2,846,276	17,751,508
Gross profit	7,790,200	2,901,491	2,875,857	13,567,548
General and administrative expenses	4,099,029	960,569	111,668	5,171,266
Income from operations	3,691,171	1,940,922	2,764,189	8,396,282
Other income (expense), net				(1,666,138)
Consolidated net income				6,730,144
Income attributable to noncontrolling interests				312,383
Net income attributable to controlling interests				$6,417,761

As of June 30, 2009:
Property plant and equipment, net	$22,107,844	$33,852,236	$1,668,061	$57,628,141
Construction in progress	5,855,951	52,772	-	5,908,723
Total assets	83,817,265	67,079,025	5,740,909	156,637,199

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

The following summarizes information related to the computation of basic and diluted EPS for the three and six months ended June 30, 2010 and 2009.

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net income attributable to controlling interests	$1,033,075	$3,867,616	$4,110,011	$6,417,761
Less:
Dividends declared and earnings attributable to preferred shares	(1,661)	(3,174)	(3,749)	(5,549)
Net income available to holders of common shares in the determination of basic and diluted earnings per share	$1,031,414	$3,864,442	$4,106,262	$6,412,212

Weighted average number of common shares used in the determination of basic earnings per common share	14,545,517	14,531,991	14,543,707	14,531,092
Plus:
Weighted average number of preferred shares outstanding during the period	18,100	18,150	17,618	17,760
Potential dilutive effect of unexercised options	40,621	46,529	41,255	21,181
Weighted average number of common shares used in the determination of diluted earnings per common share	14,604,238	14,596,670	14,602,580	14,570,033

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

6. Investment in and loan to affiliate

The Company owns 50% of the outstanding voting common shares and a 43.5% equity interest in the profits of Ocean Conversion (BVI) Ltd. (“OC-BVI”). The Company also owns certain profit sharing rights in OC-BVI that raise its effective interest in the cumulative profits of OC-BVI to approximately 45%. Pursuant to a management services agreement, OC-BVI pays the Company monthly fees for certain engineering, procurement and administrative services.

OC-BVI’s sole customer is the Ministry of Communications and Works of the Government of the British Virgin Islands (the “Ministry”). Through December 31, 2008, substantially all of the water sold to the Ministry was produced by a desalination plant located at Baughers Bay, Tortola (the “Baughers Bay plant”), which has a capacity of 1.7 million U.S. gallons per day.

During 2007, OC-BVI completed, for a total cost of approximately $8 million, the construction of a 700,000 U.S. gallons per day desalination plant located at Bar Bay, Tortola (the “Bar Bay plant”). The Company provided OC-BVI with a $3.0 million loan to fund part of this plant’s construction costs. Principal on this loan was payable in quarterly installments of $125,000 with a final balloon payment due on August 31, 2009 and interest on the loan was due quarterly at the rate of LIBOR plus 3.5%. In August 2009, the Company amended the terms of this loan with OC-BVI, increasing its balance to $2.8 million by converting $800,000 in trade receivables due to the Company from OC-BVI.  Under the terms of this amendment, the interest rate on the loan was increased to LIBOR plus 5.5% and the maturity date for the amended final balloon payment of $1,550,000 extended to August 31, 2011. The Company further amended this loan in January 2010 to increase the interest rate to LIBOR plus 7.5%. On March 4, 2010, OC-BVI and the BVI government executed a definitive seven-year contract for the Bar Bay plant (the “Bar Bay Agreement”). Under the terms of the Bar Bay Agreement, OC-BVI delivers up to 600,000 U.S. gallons of water per day to the BVI government from the Bar Bay plant and the BVI government is obligated to pay for this water at a specified price as adjusted by a monthly energy factor. The Bar Bay Agreement requires OC-BVI to complete a storage reservoir on the BVI government site by no later than March 4, 2011 and includes a seven-year extension option exercisable by the BVI government.

Summarized financial information of OC-BVI is presented as follows:

	June 30,	December 31,
	2010	2009
Current assets	$2,888,341	$3,433,427
Non-current assets	8,628,378	9,454,460
Total assets	$11,516,719	$12,887,887

	June 30,	December 31,
	2010	2009
Current liabilities	$4,782,641	$3,474,797
Non-current liabilities	2,853,357	5,259,756
Total liabilities	$7,635,998	$8,734,553

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Water sales	$1,328,209	$164,931	$3,149,582	$226,552

Gross profit (loss)	$599,508	$(1,026,577)	$1,414,552	$(2,114,089)

Income (loss) from operations	$359,816	$(1,299,713)	$898,970	$(2,631,250)

Net income (loss)	$315,408	$(1,325,937)	$841,890	$(2,685,889)

The Company’s investment in and loan to OC-BVI are comprised of the following:

	June 30,	December 31,
	2010	2009
Equity investment (including profit sharing rights)	$6,280,632	$6,482,995
Loan receivable - Bar Bay plant construction	2,425,000	2,675,000
	$8,705,632	$9,157,995

The Company recognized earnings of $82,403 and $295,112 on its equity investment in OC-BVI for the three and six months ended June 30, 2010, respectively. The Company recognized losses of $(589,022) and $(1,198,021) on its equity investment in OC-BVI for the three and six months ended June 30, 2009, respectively. For the three and six months ended June 30, 2010, the Company recognized revenues of $76,336 and $156,568, respectively, in revenues from its management services agreement with OC-BVI. For the three and six months ended June 30, 2009, the Company recognized revenues of $145,279 and $280,983, respectively, in revenues from its management services agreement with OC-BVI. In addition to the Company’s loans to, and equity investment in, OC-BVI of approximately $8.7 million as of June 30, 2010 and $9.2 million as of December 31, 2009, the Company’s recorded value of the OC-BVI management services agreement, which is reflected as an intangible asset on the Company’s condensed consolidated balance sheet, was approximately $784,993 as of June 30, 2010 and $856,000 as of December 31, 2009. As a result of the signing of the Bar Bay Agreement and the loss of its operating contract for the Baughers Bay plant (see discussion below), the Company began amortization of this intangible asset over the seven year life of the Bar Bay Agreement during the three months ended March 31, 2010.

Baughers Bay dispute:

In October 2006, OC-BVI notified the Company that the Ministry had asserted a purported right of ownership of the Baughers Bay plant pursuant to the terms of the Water Supply Agreement between OC-BVI and the Ministry that was signed in 1990 (the “1990 Agreement”).

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

The Court held a three-day trial in July 2009 to address both the Baughers Bay ownership issue and OC-BVI’s claim for payment of amounts owed for water sold and delivered to the BVI government.  On September 17, 2009, the Court issued a preliminary ruling with respect to the litigation between the BVI government and OC-BVI.  The Court determined that the BVI government was entitled to immediate possession of the Baughers Bay plant and dismissed OC-BVI’s claim for compensation of approximately $4.7 million for expenditures made to expand the production capacity of the plant.  As a result of this determination by the Court, OC-BVI recorded an impairment loss of approximately $2.1 million during the three months ended September 30, 2009 for fixed assets associated with the Baughers Bay plant.  However, the Court determined that OC-BVI was entitled to full payment of water invoices issued up to December 20, 2007, which had been calculated under the terms of the original 1990 Agreement, and ordered the BVI government to make an immediate interim payment of $5.0 million to OC-BVI for amounts owed to OC-BVI.  The Court deferred deciding the entire dispute between the parties until it could conduct a hearing to determine the reasonable rate for water produced by OC-BVI for the period from December 20, 2007 to the present.

After conducting hearings on October 12 and 16, 2009, on October 28, 2009, the Court ordered the BVI government to pay OC-BVI at the rate of $13.91 per thousand imperial gallons for water produced by OC-BVI from December 20, 2007 to present, which amounted to a total recovery for OC-BVI of $10.24 million as of September 17, 2009.  The BVI government made a payment of $2.0 million to OC-BVI under the Court order during the fourth quarter of 2009 and a second payment of $2 million under the Court order in July 2010.

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

Effective January 1, 2008, OC-BVI changed its policy for the recording of its revenues from the Baughers Bay plant from the accrual to the equivalent of the cash method due to an inability to meet all of the relevant revenue recognition criteria under US GAAP. As a result of this adjustment to its revenues, OC-BVI incurred operating losses for all fiscal quarters of 2008 and the first three quarters of 2009. Any cash payments made by the BVI government on Baughers Bay related invoices were applied by OC-BVI to the remaining balance of outstanding accounts receivable that arose from billings for periods prior to and including December 2007 and thus were not recognized as revenues.  Sufficient payments had been received from the BVI government as of September 30, 2009 to repay the remaining accounts receivable balances relating to periods prior to December 31, 2007.  However, OC-BVI continues to apply the equivalent of the cash method with respect to the recognition of revenues from Baughers Bay and will not recognize as revenues any amounts due to OC-BVI as a result of the Court ruling until such amounts are paid by the BVI government. The BVI government made a $2.0 million payment under the Court order during the fourth quarter of 2009 and made a second payment of $2 million under the Court order in July 2010. OC-BVI also applied the equivalent of the cash method of accounting for revenue recognition for its Bar Bay plant through December 31, 2009. As a result of the signing of the Bar Bay Agreement in March 2010, OC-BVI began recognizing revenues from the Bar Bay plant on the accrual basis and recognized all revenues previously deferred under the cash method of accounting.

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

Based upon the estimated fair value determined as of December 31, 2009 and the developments since that date to the date of this filing, the Company concluded that no impairment loss was required to be recognized on its investment in OC-BVI during the six months ended June 30, 2010. This conclusion assumes that OC-BVI will collect all of the $10.24 million awarded by the Court, of which only $4 million has been received through July 2010. However, the Appellate Court could ultimately overturn the ruling of the Court which currently requires the BVI government to pay OC-BVI at the rate of $13.91 per thousand imperial gallons for water previously supplied. If this occurs the actual cash flows from OC-BVI could vary materially from the expected cash flows the Company used in determining OC-BVI’s fair value as of June 30, 2010 and the Company would be required to record an additional impairment loss to reduce the carrying value of its investment in OC-BVI. Such impairment loss would reduce the Company’s earnings and could have a material adverse impact on its results of operations and financial condition.

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

Because (i) the equity investment in CW-Bermuda is not sufficient to permit it to finance its activities without the loan from the Company; (ii) the other investors in CW-Bermuda have no obligation to absorb any significant amount of its losses should losses arise; and (iii) the Company expects economic benefits from CW-Bermuda that are significantly greater than the Company’s voting rights of 40%, CW-Bermuda constitutes a variable interest entity (“VIE”). The Company is the primary beneficiary of CW-Bermuda and accordingly, consolidates the results of CW-Bermuda in its financial statements. The assets and liabilities of CW-Bermuda included in the Company’s condensed consolidated balance sheet amounted to approximately $540,000 and $169,000 respectively, as of June 30, 2010. The Company has not provided any guarantees related to CW-Bermuda and any creditors of the VIE do not have recourse to the general credit of Consolidated Water Co. Ltd. as a result of including CW-Bermuda in the condensed consolidated financial statements. The results of CW-Bermuda are reflected in the Company’s services segment.

8. Mexico Joint Venture

In May, 2010, the Company acquired, through its recently organized wholly-owned Netherlands subsidiary Consolidated Water Cooperatief, U.A., a 50% interest in N.S.C. Agua, S.A. de C.V., (“NSC”) a Mexican company. NSC is a speculative joint venture formed to pursue a project encompassing the construction, ownership and operation of a seawater reverse osmosis desalination plant to be located in Baja California, Mexico and accompanying pipelines to deliver water to Baja and the U.S. border. The Company and its partners in NSC believe such a project can be successful due to the anticipated growing need for a new potable water supply for the areas of Baja California, Mexico and Southern California, United States. NSC is in the early stages of its development, and is presently involved in attempting to obtain contracts for the purchase of land on which to build the plant and for the electric power and feed water sources for the plant’s proposed operations. In addition to obtaining these contracts, NSC will be required to complete various other steps before it can commence construction of the plant and pipeline including, but not limited to, obtaining approvals and permits from various governmental agencies in Mexico and the United States, securing contracts with its proposed customers to sell water in sufficient quantities and at prices that make the project financially viable, and obtaining equity and debt financing for the project. NSC’s prospective customers will also be required to obtain various governmental permits and approvals in order to purchase water from NSC.

For its 50% interest in NSC, the Company has agreed to provide all of the initial funding (up to $4 million) in the form of equity for NSC’s development activities. Because the Company exercises effective financial control over NSC and the Company’s partners in NSC will not participate in funding the first $4 million in losses the joint venture may incur, the Company consolidates NSC’s results of operations in accordance with the accounting guidance for special purpose/variable interest entities. Included in the Company’s condensed consolidated results of operations for the three and six months ended June 30, 2010 are approximately $504,000 in general and administrative expenses, consisting primarily of organizational costs and legal and other professional fees. The Company anticipates that substantially all of the remaining funding it provides for NSC’s development activities will be expensed.

The Company estimates that it will take a minimum of nine months for NSC to purchase land for the plant, secure feed water and power supplies, complete the engineering and feasibility studies, obtain the required permits and approvals and arrange the project financing necessary to commence construction of the plant. However, this process could take significantly longer than nine months, and NSC may ultimately be unable to accomplish all of the steps required to proceed with the project.

9. Subsequent events

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

Based upon the estimated fair value determined as of December 31, 2009 and the developments since that date to the date of this filing, we concluded that no impairment loss was required to be recognized on our investment in OC-BVI during the three and six months ended June 30, 2010. This conclusion assumes that OC-BVI will collect all of the $10.24 million awarded by the Court, of which only $4 million has been received to date. However, the Appellate Court could ultimately overturn the ruling of the Court requiring the BVI government to pay OC-BVI at the rate of $13.91 per thousand imperial gallons for water previously supplied.    If this occurs, the actual cash flows from OC-BVI could vary materially from the expected cash flows we used in determining OC-BVI’s fair value as of June 30, 2010, and we would be required to record an additional loss to reduce the carrying value of our investment in OC-BVI. Such impairment loss would reduce our earnings and could have a material adverse impact on our results of operations and financial condition.

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

Plant construction revenue and cost of plant construction revenue. We recognize revenue and related costs as work progresses on fixed price contracts for the construction of desalination plants to be sold to third parties using the percentage-of-completion method, which relies on contract revenue and estimates of total expected costs. We follow this method since we can make reasonably dependable estimates of the revenue and costs applicable to various stages of a contract. Under the percentage-of-completion method, we record revenue and recognize profit or loss as work on the contract progresses. Our engineering personnel estimate total project costs and profit to be earned on each long term, fixed price contract prior to commencement of work on the contract and update these estimates as work on the contract progresses. The cumulative amount of revenue recorded on a contract at a specified point in time is that percentage of total estimated revenue that incurred costs to date comprise of estimated total contract costs. As work progresses, if the actual contract costs exceed estimates, the profit recognized on revenue from that contract decreases. We recognize the full amount of any estimated loss on a contract at the time the estimates indicate such a loss. During the three months ended June 30, 2010, we were required to reduce the cumulative profit previously recognized for a construction project by approximately $403,000 for liquidated damages and cost overruns not contemplated in our prior cost estimates. These liquidated damages and cost overruns represent the only material adverse variation from our cost estimates for plants constructed for sale to third parties we have experienced to date.

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

Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009

Consolidated Results

Net income for the three months ended June 30, 2010 was $1,033,075 ($0.07 per share on a fully-diluted basis) as compared to $3,867,616 ($0.26 per share on a fully-diluted basis) for the three months ended June 30, 2009.  The decrease in our profitability from 2009 to 2010 is primarily attributable to the results of our services segment.

Total revenues for the three months ended June 30, 2010 were $12,699,485, a decrease from the $15,454,998 in revenues for the three months ended June 30, 2009, as all three of our business segments generated lower revenues in 2010 than in 2009. Gross profit for the three months ended June 30, 2010 was $4,231,302, or 33% of total revenues, as compared to $7,587,053, or 49% of total revenues, for the three months ended June 30, 2009. Gross profit for all three segments declined from 2009 to 2010.  For further discussion of revenues and gross profit for the three months ended June 30, 2010, see the “Results by Segment” analysis that follows.

General and administrative (“G&A”) expenses increased to $3,150,633 on a consolidated basis for the three months ended June 30, 2010, as compared to $2,670,059 for the three months ended June 30, 2009.  This increase in G&A expenses reflects a growth in professional fees from approximately $220,000 in 2009 to approximately $699,000 in 2010 that is primarily attributable to the project development activities of our newly formed consolidated Mexico joint venture, N.S.C. Agua, S.A. de C.V. (“NSC”).

Interest income increased to $302,040 for 2010, as compared to $150,373 for 2009, due to interest earned on the loan receivable from the Water Authority - Cayman arising from the completion and sale of the North Side Water Works plant.

Due to OC-BVI’s contractual dispute with the BVI Government relating to its Baughers Bay plant, we reported a loss from our investment in OC-BVI for the three months ended June 30, 2009 of $(589,022).  During the second quarter of 2010, we recognized earnings on our investment in OC-BVI of $82,403 due to revenues generated by the Bar Bay plant.  See further discussion of the OC-BVI situation at “Liquidity and Capital Resources — Material Commitments, Contingencies and Expenditures — OC-BVI Contract Dispute.”

Results by Segment

Retail Segment:

The retail segment contributed $1,071,909 to our income from operations for the three months ended June 30, 2010, as compared to $1,595,936 for the three months ended June 30, 2009.

Revenues generated by our retail water operations were $6,039,827 and $6,221,384 for the three months ended June 30, 2010 and 2009, respectively.  The decline in retail revenues from 2009 to 2010 reflects the annual adjustment made during the first quarter to our base rates, which decreased in 2010 due to a downward movement in the consumer price indices used to determine such rates, and a decline in the volume of gallons sold from 2009 to 2010 of approximately 5%.

Retail segment gross profit was $3,386,688 (56% of revenues) and $3,801,991 (61% of revenues) for the three months ended June 30, 2010 and 2009, respectively.  The decline in gross profit as a percentage of revenues from 2009 to 2010 reflects the annual adjustment in our base rates during the first quarter, which decreased in 2010 due to a downward movement in the consumer price indices used to determine such rates.

Consistent with prior periods, we record all non-direct G&A expenses in our retail business segment and do not allocate any of these non-direct costs to our other two business segments.  Retail G&A expenses for the three months ended June 30, 2010 and 2009 were $2,314,779 and $2,206,055, respectively. The increase in G&A expenses for 2010 as compared to 2009 is primarily attributable to incremental business development expenses of approximately $274,000 relating to the bidding of new projects and the formation of our Netherlands subsidiary and  Mexico affiliate.

Bulk Segment:

The bulk segment contributed $873,378 and $1,071,058 to our income from operations for the three months ended June 30, 2010 and 2009, respectively.

Bulk segment revenues were $6,196,278 and $6,431,215 for the three months ended June 30, 2010 and 2009, respectively.  The decline in bulk revenues from 2009 to 2010 reflects the annual adjustment made during the first quarter to the base rates charged by Ocean Conversion Cayman, which decreased in 2010 due to downward movement in the consumer price indices used to determine such rates and the loss of revenues from the Red Gate plant, which was not in operation in 2010 due to its refurbishment.   The volume of water sold by our bulk segment was approximately the same for 2010 and 2009.

Gross profit for our bulk segment was $1,165,210 and $1,481,071 for the three months ended June 30, 2010 and 2009, respectively.  Gross profit as a percentage of bulk revenues was 19% for the three months ended June 30, 2010, down from 23% for 2009 due to the rate adjustment and the Red Gate factors discussed in the previous paragraph.

Bulk segment G&A expenses for the three months ended June 30, 2010 decreased to $291,832 from $410,013 for the same period in 2009, primarily due to a decrease in bank charges, which were incurred in 2009 to convert Bahamas dollars into U.S. dollars and transfer such dollars from the Bahamas to Grand Cayman.

Services Segment:

The services segment incurred a loss from operations of $(864,618) for the three months ended June 30, 2010, while this segment contributed $2,250,000 to our income for the three months ended June 30, 2009.

Revenues from services provided in 2010 were $463,380 as compared to $2,802,399 in 2009.  Services revenues decreased from 2009 to 2010 due to substantially lower plant sales revenues, which declined by approximately $2 million due to reduced construction activity.

The services segment generated a negative gross profit in 2010 of $(320,596) as compared to a gross profit of $2,303,991 in 2009.  The negative gross profit for 2010 stems from liquidated damages of $260,000 assessed by the Water Authority Cayman during the three months ended June 30, 2010 as a result of our inability (due to various factors, including the failure of a key plant component purchased from a third party) to complete the refurbishment and commissioning of the Red Gate plant by its contract deadline, and construction cost overruns on this plant.  We were required to reduce the cumulative gross profit on the Red Gate plant by approximately $403,000 during the three months ended June 30, 2010, as these liquidated damages and cost overruns represented a significant variance from the construction cost estimates we utilized under the percentage-of-completion method to record our revenues and gross profit on the Red Gate plant construction for previous quarters.

G&A expenses for the services segment were $544,022 and $53,991 for the three months ended June 30, 2010 and 2009, respectively.  The increase in G&A expenses in 2010 reflects incremental professional fees attributable to the project development activities of our newly formed consolidated Mexico joint venture, NSC.

Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009

Consolidated Results

Net income for the six months ended June 30, 2010 was $4,110,011 ($0.28 per share on a fully-diluted basis) as compared to $6,417,761 ($0.44 per share on a fully-diluted basis) for the six months ended June 30, 2009.  Our results for the six months ended June 30, 2010 as compared to the same period in 2009 were significantly affected by a decline in the results of our services segment.

Total revenues for the six months ended June 30, 2010 were $27,376,797, a decrease from the $31,319,056 in revenues for the six months ended June 30, 2009, as all three of our business segments generated lower revenues in 2010 than in 2009. Gross profit for the six months ended June 30, 2010 was $9,717,552, or 35% of total revenues, as compared to $13,567,548, or 43% of total revenues, for the six months ended June 30, 2009. Gross profit for all three segments declined in 2010 from 2009.  For further discussion of revenues and gross profit for the six months ended June 30, 2010, see the “Results by Segment” analysis that follows.

General and administrative (“G&A”) expenses on a consolidated basis were $5,615,699 and $5,171,266 for the six months ended June 30, 2010 and 2009, respectively. This increase in G&A expenses reflects a growth in professional fees from approximately $416,000 in 2009 to approximately $903,000 in 2010 that is primarily attributable to the project development activities of our newly formed consolidated Mexico joint venture, NSC.

Interest income increased to $604,215 for the six months ended June 30, 2010, as compared to $308,673 for the same period in 2009, due to interest earned on the loan receivable from the Water Authority - Cayman arising from the completion and sale of the North Side Water Works plant.

Due to OC-BVI’s contractual dispute with the BVI Government relating to its Baughers Bay plant, we reported a loss from our investment in OC-BVI for the six months ended June 30, 2009 of approximately $(1,198,021).  During the six months ended June 30, 2010, we recognized earnings on our investment in OC-BVI of $295,112 primarily due to revenues recognized for the Bar Bay plant.  See further discussion of the OC-BVI situation at “Liquidity and Capital Resources — Material Commitments, Contingencies and Expenditures — OC-BVI Contract Dispute.”

Results by Segment

Retail Segment:

The retail segment contributed $2,456,513 to our income from operations for the six months ended June 30, 2010, as compared to $3,691,171 for the six months ended June 30, 2009.

Revenues generated by our retail water operations were $12,425,233 and $12,758,714 for the six months ended June 30, 2010 and 2009, respectively.  The volume of gallons sold in 2010 by the retail segment increased by approximately 2% from 2009 to 2010 due to water sales made at bulk water rates to the WAC to replace water previously supplied by the Red Gate plant while such plant is under refurbishment.   The decline in retail revenues from 2009 to 2010 reflects the annual adjustment in our base rates made during the first quarter, which decreased in 2010 due to a downward movement in the consumer price indices used to determine such rates and the sales to the WAC at bulk water rates.

Retail segment gross profit was $6,918,509 (56% of revenues) and $7,790,200 (61% of revenues) for the six months ended June 30, 2010 and 2009, respectively.  The decline in gross profit as a percentage of revenues from 2009 to 2010 reflects the base rate adjustment and the Red Gate factors discussed in the previous paragraph.

Consistent with prior periods, we record all non-direct G&A expenses in our retail business segment and do not allocate any of these non-direct costs to our other two business segments.  Retail G&A expenses for the six months ended June 30, 2010 and 2009 were $4,461,996 and $4,099,029, respectively.  The increase in G&A expenses for 2010 as compared to 2009 is primarily attributable to incremental business development expenses of approximately $385,000 relating to the bidding of new projects and the formation of our Netherlands subsidiary and Mexico affiliate.

Bulk Segment:

The bulk segment contributed $1,946,290 and $1,940,922 to our income from operations for the six months ended June 30, 2010 and 2009, respectively.

Bulk segment revenues were $12,454,220 and $12,838,209 for the six months ended June 30, 2010 and 2009, respectively.  The volume of water sold by our bulk segment was approximately the same for 2010 and 2009.

Gross profit for our bulk segment was $2,525,790 and $2,901,491 for the six months ended June 30, 2010 and 2009, respectively.  Gross profit as a percentage of bulk revenues was 20% and 23% for the six months ended June 30, 2010 and 2009, respectively. The decline in bulk gross profit from 2009 to 2010 reflects the annual adjustment made during the first quarter to the base rates charged by Ocean Conversion Cayman, which decreased in 2010 due to a downward movement in the consumer price indices used to determine such rates and the loss of revenues from the Red Gate plant while it is under refurbishment.

Bulk segment G&A expenses were $579,500 and $960,569 for the six months ended June 30, 2010 and 2009, respectively.  The decrease is primarily due to approximately $183,000 in penalties and interest assessed to our Belize operations during the first quarter of 2009 relating to delinquent business taxes and a decrease in bank charges of approximately $122,000 for our Bahamas operations.  The Belize penalties and interest arose because we were erroneously informed in the past that our Belize subsidiary was not subject to these taxes.   The bank charges incurred in 2009 resulted from the conversion of Bahamas dollars into U.S. dollars and the transfer of such dollars from the Bahamas to Grand Cayman.

Services Segment:

The services segment incurred a loss from operations of $(300,950) for the six months ended June 30, 2010.  The services segment contributed $2,764,189 to our income from operations for the same period in 2009.

Services segment revenues were $2,497,344 and $5,722,133 for the six months ended June 30, 2010 and 2009, respectively.  Services revenues decreased from 2009 to 2010 due to substantially lower plant sales revenues, which declined by approximately $2.9 million due to reduced construction activity.

Gross profit for our services segment was $273,253 and $2,875,857 for the six months ended June 30, 2010 and 2009, respectively.  The lower gross profit for 2010 stems from the decreased plant construction revenues and from liquidated damages of $260,000 assessed by the Water Authority Cayman during the three months ended June 30, 2010 as a result of our inability (due to various factors including the failure of a key plant component purchased from a third party) to complete the refurbishment and commissioning of the Red Gate plant by its contract deadline, and construction cost overruns on this plant.  We were required to reduce the cumulative gross profit on the Red Gate plant by approximately $403,000 during the three months ended June 30, 2010, as these liquidated damages and cost overruns represented a significant variance from the construction cost estimates we utilized under the percentage-of-completion method to record our revenues and gross profit on the Red Gate plant construction for previous quarters.

G&A expenses for the services segment were $574,203 and $111,668 for the six months ended June 30, 2010 and 2009, respectively. The increase in G&A expenses in 2010 reflects incremental professional fees attributable to the project development activities of our newly formed consolidated Mexico joint venture, NSC.

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

We have generated approximately $32.5 million in net cash from our operating activities during the three year period ended December 31, 2009 and we generated an additional $3.4 million in net cash from our operating activities during the six months ended June 30, 2010.  As of June 30, 2010, we had cash balances totaling approximately $45.4 million and working capital of approximately $52.3 million.  We believe our cash on hand and cash to be generated from operations will be sufficient to meet our liquidity requirements for the next 12 months, and we are not presently aware of anything that would lead us to believe that we will not have sufficient liquidity to meet our needs through 2011.

Cash Flows for the Six Months Ended June 30, 2010

Our cash and cash equivalents increased from $44.4 million as of December 31, 2009 to $45.4 million as of June 30, 2010.

Cash Flows from Operating Activities

Operating activities provided net cash for the six months ended June 30, 2010 of $3.4 million.  This cash provided reflects net income generated for the six months ended June 30, 2010 as adjusted for (i) various items included in the determination of net income that do not affect cash flows during the year and (ii) changes in the other components of working capital.

Cash Flows Provided by Investing Activities

Our investing activities provided $429,389 in net cash during the six months ended June 30, 2010.  Approximately $837,000 was used for construction in progress and property, plant and equipment additions and we collected $599,703 on our loans receivable.  OC-BVI also paid us a dividend of $666,600.

Cash Flows Used in Financing Activities

Our financing activities used $2.9 million in net cash during the six months ended June 30, 2010, which consisted of $711,381 in scheduled payments on our debt and dividends paid of $2.2 million.

Financial Position

Our total assets increased from approximately $154.5 million as of December 31, 2009 to approximately $155.0 million as of June 30, 2010.

Accounts receivable increased from approximately $10.0 million as of December 31, 2009 to approximately $11.4 million as of June 30, 2010, primarily due to an increase of approximately $1.5 million in accounts receivable due from the Water and Sewerage Corporation of The Bahamas (the “WSC”).  The WSC made payments of approximately $2.7 million on these receivables in July 2010.

The balance of costs and estimated earnings in excess of billings - construction project of approximately $3.5 million as of June 30, 2010 represents revenues earned to date on the refurbishment of the Red Gate plant for the Water Authority - Cayman.  This receivable balance is non-current as it will be paid by the Water Authority - Cayman through the issuance of a long term note to us upon the commissioning of the plant which occurred in July 2010.

Borrowings Outstanding

As of June 30, 2010, our borrowings outstanding consisted of long term bonds payable with unpaid principal balances aggregating $20,480,133.

5.95% Secured Bonds

In August 2006, we issued $15,771,997 principal amount secured fixed rate bonds in a private offering and received net proceeds (excluding issuance costs and after the offering discount) of $14,445,720.  These bonds bear interest at a rate of 5.95%, are repayable in quarterly principal and interest installments of $526,010 and mature in 2016. We have the right to redeem the bonds in full at any time after August 4, 2009 at a premium of 1.5% of the outstanding principal and accrued interest on the bonds on the date of redemption.  As of June 30, 2010, $10,915,151 in principal amount was outstanding on these secured bonds.  Our obligations under the bonds are secured by fixed and floating charges (i) on all of our assets, including an equitable charge of all of the shares of Cayman Water, and (ii) on all of Cayman Water’s assets including its real estate.  Cayman Water has also guaranteed our payment obligations under the bonds.

The trust deed for these bonds restricts our ability to enter into new borrowing agreements or any new guarantees without prior approval of the trustee and limits our capital expenditures, with the exception of capital expenditures to be incurred on certain defined projects, to $2.0 million annually without prior approval by the trustee.  The trust deed also contains financial covenants that require us to maintain a debt service coverage ratio of not less than 1.25 to 1, a ratio of long term debt to EBITDA (i.e. earnings before interest, taxes, depreciation and amortization for the 12 months preceding the ratio calculation date) not greater than 2.5 to 1 and a ratio of long term debt to equity equal to or less than 1.5 to 1.  As of June 30, 2010, we were in compliance with the covenants under the trust deed.

CW-Bahamas Series A Bonds

In July 2005, CW-Bahamas sold B$10,000,000 Series A bonds to Bahamian citizens and permanent resident investors in The Bahamas to finance a portion of the construction cost of its Blue Hills plant.  These bonds mature on June 30, 2015 and accrue interest at the annual fixed rate of 7.5%.  Interest is payable quarterly.  CW-Bahamas has the option to redeem the bonds in whole or in part without penalty commencing after June 30, 2008.  We have guaranteed CW-Bahamas repayment obligations upon an “event of default” as defined in the guarantee agreement.  If we pay any amounts pursuant to the guarantee, we will be subrogated to all rights of the bondholders in respect of any such payments.  The guarantee is a general unsecured obligation junior to our other secured obligations.  As of June 30, 2010, B$10,000,000 of the Series A bonds was outstanding.  We have elected to redeem $1.5 million of these bonds in September 2010.

CW-Bahamas Credit Facility

CW-Bahamas has a credit facility with Scotiabank of Canada that consists of a B$500,000 revolving working capital loan. The obligations under the credit facility are secured by the assets of CW-Bahamas. Borrowings under the working capital loan accrue interest at the Nassau Prime rate plus 1.50% per annum.  As of June 30, 2010, no amounts were outstanding under this facility.

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

The Court held a three-day trial in July 2009 to address both the Baughers Bay ownership issue and OC-BVI’s claim for payment of amounts owed for water sold and delivered to the BVI government.  On September 17, 2009, the Court issued a preliminary ruling with respect to the litigation between the BVI government and OC-BVI.  The Court determined that the BVI government was entitled to immediate possession of the Baughers Bay plant and dismissed OC-BVI’s claim for compensation of approximately $4.7 million for of expenditures made to expand the production capacity of the plant. As a result of this determination by the Court, OC-BVI recorded an impairment loss of approximately $2.1 million during the three months ended September 30, 2009 for fixed assets associated with the Baughers Bay plant. However, the Court determined that OC-BVI was entitled to full payment of water invoices issued up to December 20, 2007, which had been calculated under the terms of the original 1990 Agreement, and ordered the BVI government to make an immediate interim payment of $5.0 million to OC-BVI for amounts owed to OC-BVI. The Court deferred deciding the entire dispute between the parties until it could conduct a hearing to determine the reasonable rate for water produced by OC-BVI for the period from December 20, 2007 to the present.

After conducting hearings on October 12 and 16, 2009, on October 28, 2009, the Court ordered the BVI government to pay OC-BVI at the rate of $13.91 per thousand imperial gallons for water produced by OC-BVI from December 20, 2007 to present, which amounted to a total recovery for OC-BVI of $10.24 million as of September 17, 2009. The BVI government made a payment of $2.0 million to OC-BVI under the Court order during the fourth quarter of 2009 and made a second payment of $2 million under the Court order during July 2010.

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

Effective January 1, 2008, OC-BVI changed its policy for the recording of its revenues from the Baughers Bay plant from the accrual to the equivalent of the cash method due to an inability to meet all of the criteria required under U.S. generally accepted accounting principles to recognized revenue on the accrual basis. As a result of this adjustment to OC-BVI’s revenues, we recorded losses from our equity in OC-BVI’s results of operations for all fiscal quarters of 2008 and for the first three quarters of 2009. Any cash payments made by the BVI government on Baughers Bay related invoices were applied by OC-BVI to the remaining balance of outstanding accounts receivable that arose from billings for periods prior to and including December 2007 and thus were not recognized as revenues. Sufficient payments had been received from the BVI government as of September 30, 2009 to repay the remaining accounts receivable balances relating to period prior to December 31, 2007. However, OC-BVI continues to apply the equivalent of the cash method with respect to the recognition of revenues from Baughers Bay and will not recognize as revenues any amounts due to OC-BVI as a result of the Court ruling until such amounts are paid by the BVI government. The BVI government made a $2.0 million payment under the Court order during the fourth quarter of 2009 and a second payment of $2 million under the Court order in July 2010.

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

We account for our investment in OC-BVI in accordance with the equity method of accounting for investments in common stock. This method requires recognition of a loss on an equity investment that is other than temporary, and indicates that a current fair value of an equity investment that is less than its carrying amount may indicate a loss in the value of the investment. To test for possible impairment of our investment in OC-BVI, we estimate its fair value as of the end of each fiscal quarter. In making this estimate, we calculate the expected cash flows from our investment in OC-BVI by (i) identifying various possible outcomes of the Baughers Bay dispute; (ii) estimating the cash flows associated with the Bar Bay plant and each possible Baughers Bay outcome, and (iii) assigning a probability to each Baughers Bay outcome based upon discussions held to date by OC-BVI’s management with the BVI government and OC-BVI’s legal counsel. The resulting probability-weighted sum represents the expected cash flows, and our best estimate of future cash flows, to be derived from our investment in OC-BVI. After considering the September and October 2009 rulings of the Court, we determined that the carrying value of our investment in OC-BVI exceeded the estimated fair value for our investment in OC-BVI by approximately $160,000 as of September 30, 2009 and therefore recognized an impairment loss of this amount on this investment during the three months ended September 30, 2009. As a result of the decision by the BVI government to enter into the agreement with another company to build a new plant to serve Tortola, we believe it unlikely that OC-BVI will derive any significant future revenues from an operating contract for the Baughers Bay plant. Consequently, we determined that an additional impairment loss of $(4,500,000) was required (and was recorded) during the fourth quarter of 2009 to reduce our investment in OC-BVI to its estimated fair value. .

Based upon the estimated fair value determined as of December 31, 2009 and the developments since that date to the date of this filing, we concluded that no impairment loss was required to be recognized on our investment in OC-BVI during the six months ended June 30, 2010.  This conclusion assumes that OC-BVI will collect all of the $10.24 million awarded by the Court, of which only $4 million has been received to date.   However, the Appellate Court could ultimately overturn the ruling of the Court, which currently requires the BVI government to pay OC-BVI at the rate of $13.91 per thousand imperial gallons for water previously supplied. If this occurs the actual cash flows from OC-BVI could vary materially from the expected cash flows we used in determining OC-BVI’s fair value as of June 30, 2010 and we would be required to record an additional impairment loss to reduce the carrying value of our investment in OC-BVI.  Such impairment loss would reduce our earnings and could have a material adverse impact on our results of operations and financial condition.

Mexico Joint Venture

In May, 2010, we acquired, through our recently organized wholly-owned Netherlands subsidiary Consolidated Water Cooperatief, U.A., a 50% interest in N.S.C. Agua, S.A. de C.V., (“NSC”) a Mexican company.  NSC is a speculative joint venture formed to pursue a project encompassing the construction, ownership and operation of a seawater reverse osmosis desalination plant to be located in Baja California, Mexico and accompanying pipelines to deliver water to Baja and the U.S. border.   We and our partners in NSC believe such a project can  be successful due to what we anticipate will be a growing need for a new potable water supply for the areas of Baja California, Mexico and Southern California, United States.  NSC is in the early stages of its development, and is presently involved in attempting to obtain contracts for the purchase of land on which to build the plant and for the electric power and feed water sources for the plant’s proposed operations.  In addition to obtaining these contracts, NSC will be required to complete various other activities before it can commence construction of the plant and pipeline including, but not limited to, obtaining approvals and permits from various governmental agencies in Mexico and the United States, securing contracts with its proposed customers to sell water in sufficient quantities and at prices that make the project financially viable, and obtaining equity and debt financing for the project.  NSC’s prospective customers will also be required to obtain various governmental permits and approvals in order to purchase water from NSC.

For our 50% interest in NSC, we have agreed to provide all of the initial funding (up to $4 million) in the form of equity for NSC’s development activities.  Because we exercise effective financial control over NSC and our partners in NSC will not participate in funding the first $4 million in losses the joint venture may incur, we consolidate NSC’s results of operations in accordance with the accounting guidance for special purpose/variable interest entities.  Included in our condensed consolidated results of operations for the three months ended June 30, 2010 are approximately $504,000 in general and administrative expenses, consisting primarily of organizational costs and legal and other professional fees.  We anticipate that substantially all of the remaining funding we provide for NSC’s development activities will be expensed.

We estimate that it will take a minimum of nine months for NSC to purchase land for the plant, secure feed water and power supplies, complete the engineering and feasibility studies, obtain the required permits and approvals and arrange the project financing necessary to commence construction of the plant.  However, this process could take significantly longer than nine months, and NSC may ultimately be unable to accomplish all of steps required to proceed with the project.

CW-Bahamas Liquidity

As of June 30, 2010, CW-Bahamas was due approximately $6.9 million from the WSC.  The increase in this accounts receivable from December 31, 2009 was due to a delay in receiving WSC’s scheduled June 2010 payment, which was not made by the WSC until July 2010. In total, CW-Bahamas received approximately $2.7 million from the WSC in July 2010.  We have been informed previously by representatives of the Bahamas government that the delay in paying our accounts receivables is due to operating issues within the WSC, that the delay does not reflect any type of dispute with us with respect to the amounts owed, and that the amounts will ultimately be paid in full.  Although WSC was able to reduce its delinquent receivable balances to CW-Bahamas in the prior fiscal quarters, we have been informed by WSC representatives that monthly payments to CW-Bahamas for the immediate future will continue in amounts of approximately $1.2 million.  The total amount of delinquent receivables from the WSC are expected to increase slightly over the remainder of 2010.

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

On May 31, 2010, we paid a dividend of $0.075 to shareholders of record on May 1, 2010.

As of June 30, 2010, we declared a dividend of $0.075 payable on July 31, 2010 to shareholders of record on July 1, 2010.

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

We have committed up to $4 million to fund the developmental costs for a possible project in Mexico.  We could decide in the future, after expending some or all of these funds, that the project is not viable.

In May, 2010, we acquired, through our recently organized wholly-owned Netherlands subsidiary Consolidated Water Cooperatief, U.A., a 50% interest in N.S.C. Agua, S.A. de C.V., (“NSC”) a Mexican company.  NSC is a speculative joint venture formed to pursue a project encompassing the construction, ownership and operation of a seawater reverse osmosis desalination plant to be located in Baja California, Mexico and an accompanying pipeline to deliver water to the U.S. border.   We and our partners in NSC believe such a project can  be successful due to what we anticipate will be a growing need for a new potable water supply for the areas of Baja California, Mexico and Southern California, United States.  NSC is in the early stages of its development, and is presently involved in seeking contracts for the purchase of land on which to build the plant and for the electric power and feed water sources for the plant’s proposed operations.  In addition to obtaining these contracts, NSC will be required to complete various other steps before it can commence construction of the plant and pipeline including, but not limited to, obtaining approvals and permits from various governmental agencies in Mexico and the United States, securing contracts with its proposed customers to sell water in sufficient quantities and at prices that make the project financially viable, and obtaining equity and debt financing for the project. NSC’s potential customers will also be required to obtain various governmental permits and approvals in order to purchase water from NSC.

For our 50% interest in NSC, we have agreed to provide all of the initial funding (up to $4 million) in the form of equity for NSC’s development activities.  Because we exercise effective financial control over NSC and our partners in NSC will not participate in funding the first $4 million in losses the joint venture may incur, we consolidate NSC’s results of operations in accordance with the accounting guidance for special purpose/variable interest entities.  Included in our condensed consolidated results of operations for the three and six months ended June 30, 2010 is approximately $504,000 in general and administrative expenses, consisting primarily of organizational costs and legal and other professional fees.  We anticipate that substantially all of the remaining funding we provide for NSC’s development activities will be expensed.

We estimate that it will take a minimum of nine months for NSC to purchase the land for the plant, secure feed water and power supplies, complete the engineering and feasibility studies, obtain the required permits and arrange the project financing necessary to commence construction of the plant. However, this process could take significantly longer than nine months, and NSC may ultimately be unable to accomplish all the steps required to proceed with the project.

Our exclusive license to provide water to retail customers in the Cayman Islands may not be renewed in the future.

In the Cayman Islands, we provide water to retail customers under a 20 year license issued to us in July 1990 by the Cayman Islands government that grants us the exclusive right to provide water to retail customers within our licensed service area. Our service area is comprised of an area on Grand Cayman that includes the Seven Mile Beach and West Bay areas, two of the three most populated areas in the Cayman Islands. For the year ended December 31, 2009, we generated approximately 40% of our consolidated revenues and 58% of our consolidated gross profits from the retail water operations conducted pursuant to our exclusive license.  For the six months ended June 30, 2010, we generated approximately 45% of our consolidated revenues and 56% of our consolidated gross profits from these retail water operations. If we are not in default of any terms of the license, we have a right of first refusal to renew the license on terms that are no less favorable than those that the government offers to any third party.  This license was set to expire on July 10, 2010, however, on July 20, 2010 we obtained a three month extension of the license.

We have been informed during our retail license renewal negotiations conducted with representatives of the Cayman Island government that the Cayman Island government seeks to restructure the terms of our license to employ a “rate of return on invested capital model’ similar to that governing the sale of water to most U.S. municipalities. We have formally objected to the implementation of a “rate of return on invested capital model” on the basis that we believe that such a model would not promote the efficient operation of our water utility and could ultimately increase water rates to our customers. We believe such a model, if ultimately implemented, could significantly reduce the operating income we have historically generated from our retail license and could require us to reduce the $1.2 million carrying value of our retail segment’s goodwill.

If we are unable to renew our license or if we obtain a new license on terms that are less favorable to us, we could lose a significant portion of our current revenues and our results of operations, cash flows and financial condition could be adversely affected.

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

The Court held a trial in July 2009 to address both the Baughers Bay ownership issue and OC-BVI’s claim for payment of amounts owed for water sold and delivered to the BVI government. On September 17, 2009, the Court issued a preliminary ruling with respect to the litigation between the BVI government and OC-BVI. The Court determined that the BVI government was entitled to immediate possession of the Baughers Bay plant and dismissed OC-BVI’s claim for compensation of approximately $4.7 million for improvements to the plant. However, the Court determined that OC-BVI was entitled to full payment of water invoices issued up to December 20, 2007, which had been calculated under the terms of the original 1990 water supply agreement, and ordered the BVI government to make an immediate interim payment of $5.0 million to OC-BVI for amounts owed to OC-BVI. The Court deferred deciding the entire dispute between the parties until it could conduct a hearing to determine the reasonable rate for water produced by OC-BVI for the period from December 20, 2007 to the present.

After conducting hearings in October 2009 the Court ordered the BVI government to pay OC-BVI at the rate of $13.91 per thousand imperial gallons for water produced by OC-BVI from December 20, 2007 to present, which amounted to a total recovery for OC-BVI of $10.24 million as of September 17, 2009. The BVI government made a payment of $2.0 million to OC-BVI under the Court order during the fourth quarter of 2009 and a second payment of $2 million under the Court order in July 2010.

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

After considering the September and October 2009 rulings of the Court of the Caribbean relating to the Baughers Bay dispute, we determined that the carrying value of our investment in OC-BVI exceeded the estimated fair value for our investment in OC-BVI by approximately $160,000 as of September 30, 2009 and therefore recognized an impairment loss of this amount on this investment during the three months ended September 30, 2009. In February 2010, the BVI government announced it had signed a long term contract with another company for the construction of a new water plant to serve Tortola. We believe this new contract with another company makes it unlikely that OC-BVI will be able to obtain a new long-term operating contract for Baughers Bay. Accordingly, our calculation of the estimated fair value of our equity investment in OC-BVI as of December 31, 2009 did not include any future cash flows to OC-BVI from a long term operating contract for the Baughers Bay plant and as a result we recorded an additional impairment loss for our equity investment in OC-BVI of $(4,500,000) during the fourth quarter of 2009.  The remaining carrying value of our investment in OC-BVI of $8.7 million as of June 30, 2010 assumes OC-BVI will collect in full the remaining $6.24 million awarded by the Court and will not be required to return any of the $4 million paid to date by the BVI government under the Court order.  Should the BVI government be successful in its appeal to reduce the $10.24 million award, we will be required to record an additional impairment charge in an amount equal to any reduction in the amount previously awarded. Such impairment loss would reduce our earnings and could have a significant adverse impact on our results of operations, financial condition and cash flows.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 27, 2010, we issued 5,094 common shares to one of our executive officers under the terms of his executive compensation agreement.  The closing price of our common shares on April 27, 2010 was $14.71 per share.  The issuance of the shares was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, as a transaction not involving a public offering.

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

Date: August 9, 2010