Form 10-Q
period 2010-09-30
CONSOLIDATED WATER CO LTD
filed 2010-11-09
CIK 928340

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

As of November 5, 2010, 14,549,893 shares of the registrant’s common stock, with US$0.60 par value, were outstanding.

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

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED WATER CO. LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2010	2009
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$45,472,336	$44,429,190
Accounts receivable, net	10,541,055	9,980,928
Inventory	1,899,541	1,832,564
Prepaid expenses and other current assets	2,684,975	1,689,874
Current portion of loans receivable	1,644,268	1,216,098
Total current assets	62,242,175	59,148,654

Property, plant and equipment, net	57,038,909	60,876,276
Construction in progress	483,887	370,131
Costs and estimated earnings in excess of billings - construction project	-	1,872,552
Inventory non-current	3,342,660	3,352,054
Loans receivable	13,107,855	10,875,848
Investment in affiliate	8,871,980	9,157,995
Intangible assets, net	1,762,967	1,919,656
Goodwill	3,587,754	3,587,754
Other assets	3,138,660	3,314,861
Total assets	$153,576,847	$154,475,781

LIABILITIES AND EQUITY
Current liabilities
Accounts payable and other current liabilities	$5,207,298	$6,187,606
Dividends payable	1,151,971	1,152,702
Current portion of long term debt	1,400,995	1,322,483
Total current liabilities	7,760,264	8,662,791
Long term debt	17,245,546	19,806,784
Other liabilities	448,541	465,408
Total liabilities	25,454,351	28,934,983
Equity
Consolidated Water Co. Ltd. stockholders' equity

Redeemable preferred stock, $0.60 par value. Authorized 200,000 shares; issued and outstanding 19,394 and 17,192 shares, respectively	11,636	10,315
Class A common stock, $0.60 par value. Authorized 24,655,000 shares; issued and outstanding14,549,893 and 14,541,878 shares, respectively	8,729,936	8,725,127
Class B common stock, $0.60 par value. Authorized 145,000 shares; none issued or outstanding	-	-
Additional paid-in capital	81,282,102	80,990,686
Retained earnings	36,466,797	34,365,640
Total Consolidated Water Co. Ltd. stockholders' equity	126,490,471	124,091,768
Noncontrolling interests	1,632,025	1,449,030
Total equity	128,122,496	125,540,798
Total liabilities and equity	$153,576,847	$154,475,781

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONSOLIDATED WATER CO. LTD.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Retail water revenues	$4,631,368	$5,659,390	$17,056,601	$18,418,103
Bulk water revenues	6,312,326	6,687,836	18,766,546	19,526,044
Services revenues	756,108	1,178,833	3,253,451	6,900,965

Total revenues	11,699,802	13,526,059	39,076,598	44,845,112

Cost of retail revenues	2,310,307	2,421,740	7,817,030	7,390,251
Cost of bulk revenues	5,250,494	5,302,535	15,178,925	15,239,258
Cost of services revenues	366,486	765,716	2,590,597	3,611,992

Total cost of revenues	7,927,287	8,489,991	25,586,552	26,241,501

Gross profit	3,772,515	5,036,068	13,490,046	18,603,611

General and administrative expenses	3,296,593	2,671,169	8,912,276	7,842,434

Income from operations	475,922	2,364,899	4,577,770	10,761,177

Other income (expense):
Interest income	386,562	311,990	990,777	620,663
Interest expense	(392,711)	(417,316)	(1,196,346)	(1,287,369)
Other income	35,918	50,337	113,875	143,600
Equity in earnings (loss) of affiliate	777,406	(1,582,248)	1,072,517	(2,780,270)

Other income (expense), net	807,175	(1,637,237)	980,823	(3,303,376)

Net income	1,283,097	727,662	5,558,593	7,457,801

Income attributable to noncontrolling interests	17,504	69,762	182,995	382,144

Net income attributable to Consolidated Water Co. Ltd. stockholders	$1,265,593	$657,900	$5,375,598	$7,075,657

Basic earnings per common share attributable to Consolidated Water Co. Ltd. common stockholders	$0.09	$0.05	$0.37	$0.49
Diluted earnings per common share attributable to Consolidated Water Co. Ltd. common stockholders	$0.09	$0.05	$0.37	$0.49

Dividends declared per common share	$0.075	$0.075	$0.225	$0.205

Weighted average number of common shares used in the determination of:

Basic earnings per share	14,549,189	14,537,041	14,545,555	14,533,097

Diluted earnings per share	14,592,665	14,611,601	14,600,210	14,583,250

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONSOLIDATED WATER CO. LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2010	2009
Net cash provided by operating activities	$5,742,055	$10,022,016

Cash flows from investing activities
Additions to property, plant and equipment and construction in progress	(1,099,842)	(2,326,401)
Distribution from affiliate	1,234,725	-
Collections of loans receivable	1,010,892	1,117,357
Net cash provided by (used in) investing activities	1,145,775	(1,209,044)

Cash flows from financing activities
Dividends paid	(3,275,777)	(2,835,702)
Proceeds from issuance of preferred stock	6,122	10,350
Principal repayments of long term debt	(2,575,029)	(1,013,375)
Net cash (used in) financing activities	(5,844,684)	(3,838,727)
Net increase in cash and cash equivalents	1,043,146	4,974,245
Cash and cash equivalents at beginning of period	44,429,190	36,261,345
Cash and cash equivalents at end of period	$45,472,336	$41,235,590

Interest paid in cash	$1,065,500	$1,127,156
Non-cash investing and financing activities
Conversion of 2,921 (2009: 5,784) redeemable preferred shares into 2,921 (2009: 5,784) ordinary shares	$1,753	$3,470
Issuance of ordinary shares to executive management for services rendered	$72,793	$38,750
Issuance of 5,379 (2009: 4,197) preferred shares for services rendered	$67,130	$73,660
Dividends declared but not paid	$1,092,916	$1,091,587
Loan receivable issued for plant facility sold	$3,670,963	$10,996,290
Conversion of accounts receivable due from affiliate into loan receivable	$-	$800,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONSOLIDATED WATER CO. LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. Accounting policies

Basis of presentation: The accompanying condensed consolidated financial statements of Consolidated Water Co. Ltd. (the “Company”) include the accounts of the Company’s (i) wholly-owned subsidiaries, Aquilex, Inc., Cayman Water Company Limited (“Cayman Water”), Consolidated Water (Belize) Limited (“CW-Belize”), Ocean Conversion (Cayman) Limited (“OC-Cayman”), DesalCo Limited (“DesalCo”), Consolidated Water Cooperatief, U.A. (“CW-Coop”);  (ii) majority-owned subsidiary Consolidated Water (Bahamas) Ltd. (“CW-Bahamas”); and (iii) affiliates Consolidated Water (Bermuda) Limited (“CW-Bermuda”) and N.S.C. Agua, S.A. de C.V. (“NSC”), which are consolidated because the Company has a controlling financial interest in these companies. The Company’s investment in its other affiliate, Ocean Conversion (BVI) Ltd. (“OC-BVI”), is accounted for using the equity method of accounting. All significant intercompany balances and transactions have been eliminated in consolidation.

The accompanying condensed consolidated balance sheet as of September 30, 2010 and the condensed consolidated statements of income and cash flows for the three and nine months ended September 30, 2010 and 2009 are unaudited. These condensed consolidated financial statements reflect all adjustments (which are of a normal recurring nature) that, in the opinion of management, are necessary to fairly present the Company’s financial position, results of operations and cash flows as of and for the periods presented. The results of operations for these interim periods are not necessarily indicative of the operating results for future periods, including the fiscal year ending December 31, 2010.

These condensed consolidated financial statements and notes are presented in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) relating to interim financial statements and in conformity with accounting principles generally accepted in the United States of America (“US GAAP”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to SEC rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

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

The balance of costs and estimated earnings in excess of billings - construction project of approximately $1.9 million as of December 31, 2009 represented revenues earned to date on the construction of the Red Gate plant for the Water Authority – Cayman (“WAC”).  The receivable balance of $3.7 million was converted to a long term loan receivable from the WAC upon the commissioning of the plant in July 2010.  As of September 30, 2010, the remaining balance of this loan receivable is approximately $3.6 million.

Fair value measurements:   As of September 30, 2010 and December 31, 2009, the carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and other liabilities and dividends payable approximate their fair values due to the short term maturities of these instruments.  Management considers that the carrying amounts for loans receivable and long term debt as of September 30, 2010 and December 31, 2009 approximate their fair value.

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

The following table presents the Company’s fair value hierarchy for assets and liabilities measured at fair value as of September 30, 2010 and December 31, 2009:

	September 30, 2010
	Level 1	Level 2	Level 3	Total
Assets:
Recurring
Cash equivalents	$27,198,372	$-	$-	$27,198,372
Nonrecurring
Investment in affiliate	$-	$-	$8,871,980	$8,871,980

	December 31, 2009
	Level 1	Level 2	Level 3	Total
Assets:
Recurring
Cash equivalents	$32,854,708	$-	$-	$32,854,708
Nonrecurring
Investment in affiliate	$-	$-	$9,157,995	$9,157,995

A reconciliation of the beginning and ending balances for Level 3 investments for the nine months ended September 30, 2010:

Balance as of December 31, 2009	$9,157,995
Equity in earnings (loss) of affiliate	1,072,517
Distribution of earnings from affiliate	(1,234,725)
Payments received on loan receivable	(375,000)
Other	251,193
Balance as of September 30, 2010	$8,871,980

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

Stock-based compensation totaled $57,728 and $95,687 for the three months ended September 30, 2010 and 2009, respectively, and $199,880 and $330,393 for the nine months ended September 30, 2010 and 2009, respectively, and is included in general and administrative expenses in the condensed consolidated statements of income.

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

A summary of stock option activity under the Company’s share-based compensation plans for the nine months ended September 30, 2010 is presented in the following table:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (1)
Outstanding at beginning of period	215,052	$18.76
Granted	8,544	11.62
Exercised	(520)	11.78
Forfeited	(10,009)	11.78
Outstanding as of September 30, 2010	213,067	$18.49	2.86	$160,681

Exercisable as of September 30, 2010	101,669	$22.14	2.01	$53.560

(1)
The intrinsic value of a stock option represents the amount by which the fair value of the underlying stock, measured by reference to the closing price of the ordinary shares of $9.48 in the NASDAQ Global Select Market on September 30, 2010, exceeds the exercise price of the option.

As of September 30, 2010, 111,398 non-vested options and 101,669 vested options were outstanding, with weighted average exercise prices of $15.15 and $22.14, respectively, and average remaining contractual lives of 3.65 years and 2.01 years, respectively.  The total remaining unrecognized compensation costs related to unvested stock-based arrangements were $133,069 as of September 30, 2010 and are expected to be recognized over a weighted average period of 3.65 years.

As of September 30, 2010, unrecognized compensation costs relating to convertible preference shares outstanding were $109,634, and are expected to be recognized over a weighted average period of 1.30 years.

3. Segment information

The Company considers its (i) operations to supply water to retail customers, (ii) operations to supply water to bulk customers, and (iii) providing of engineering, management and construction services, as separate business segments. Financial information for each of these segments is as follows:

	Three Months Ended September 30, 2010
	Retail	Bulk	Services	Total
Revenues	$4,631,368	$6,312,326	$756,108	$11,699,802
Cost of revenues	2,310,307	5,250,494	366,486	7,927,287
Gross profit	2,321,061	1,061,832	389,622	3,772,515
General and administrative expenses	2,024,690	356,167	915,736	3,296,593
Income from operations	296,371	705,665	(526,114)	475,922
Other income (expense), net				807,175
Consolidated net income				1,283,097
Income attributable to noncontrolling interests				17,504
Net income attributable to controlling interests				$1,265,593

	Nine Months Ended September 30, 2010
	Retail	Bulk	Services	Total
Revenues	$17,056,601	$18,766,546	$3,253,451	$39,076,598
Cost of revenues	7,817,030	15,178,925	2,590,597	25,586,552
Gross profit	9,239,571	3,587,621	662,854	13,490,046
General and administrative expenses	6,486,689	935,667	1,489,920	8,912,276
Income from operations	2,752,882	2,651,954	(827,066)	4,577,770
Other income (expense), net				980,823
Consolidated net income				5,558,593
Income attributable to noncontrolling interests				182,995
Net income attributable to controlling interests				$5,375,598

As of September 30, 2010:
Property plant and equipment, net	$26,764,829	$29,066,389	$1,207,691	$57,038,909
Construction in progress	311,795	172,092	-	483,887
Goodwill	1,170,511	2,328,526	88,717	3,587,754
Total assets	79,174,771	69,430,983	4,971,093	153,576,847

	Three Months Ended September 30, 2009
	Retail	Bulk	Services	Total
Revenues	$5,659,390	$6,687,836	$1,178,833	$13,526,059
Cost of revenues	2,421,740	5,302,535	765,716	8,489,991
Gross profit	3,237,650	1,385,301	413,117	5,036,068
General and administrative expenses	2,166,765	451,860	52,544	2,671,169
Income from operations	1,070,885	933,441	360,573	2,364,899
Other income (expense), net				(1,637,237)
Consolidated net income				727,662
Income attributable to noncontrolling interests				69,762
Net income attributable to controlling interests				$657,900

	Nine Months Ended September 30, 2009
	Retail	Bulk	Services	Total
Revenues	$18,418,103	$19,526,044	$6,900,965	$44,845,112
Cost of revenues	7,390,251	15,239,258	3,611,992	26,241,501
Gross profit	11,027,852	4,286,786	3,288,973	18,603,611
General and administrative expenses	6,265,793	1,412,430	164,211	7,842,434
Income from operations	4,762,059	2,874,356	3,124,762	10,761,177
Other income (expense), net				(3,303,376)
Consolidated net income				7,457,801
Income attributable to noncontrolling interests				382,144
Net income attributable to controlling interests				$7,075,657

As of September 30, 2009:
Property plant and equipment, net	$22,603,863	$32,886,407	$1,453,976	$56,944,246
Construction in progress	5,575,692	45,332	-	5,621,024
Goodwill	1,170,511	2,328,526	88,717	3,587,754
Total assets	83,640,898	64,287,265	8,768,996	156,697,159

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

The following summarizes information related to the computation of basic and diluted EPS for the three and nine months ended September 30, 2010 and 2009.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net income attributable to controlling interests	$1,265,593	$657,900	$5,375,598	$7,075,657
Less:
Dividends declared and earnings attributable to preferred shares	(1,507)	(1,202)	(4,999)	(4,387)
Net income available to holders of common shares in the determination of basic and diluted earnings per share	$1,264,086	$656,698	$5,370,599	$7,071,270

Weighted average number of common shares used in the determination of basic earnings per common share	14,549,189	14,537,041	14,545,555	14,533,097
Plus:
Weighted average number of preferred shares outstanding during the period	20,216	17,914	18,497	17,812
Potential dilutive effect of unexercised options	23,260	56,646	36,158	32,341
Weighted average number of common shares used in the determination of diluted earnings per common share	14,592,665	14,611,601	14,600,210	14,583,250

5. Impact of recent accounting pronouncements

Adoption of New Accounting Standards:

Fair Value Measurements and Disclosures
In January 2010, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance that amends the disclosure requirements related to recurring and nonrecurring fair value measurements and requires new disclosures on the transfers of assets and liabilities between Level 1 (quoted prices in active market for identical assets or liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons and the timing of the transfers. Additionally, the guidance requires a roll forward of activities on purchases, sales, issuance and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). The guidance became effective for the fiscal year beginning January 1, 2010, except for the disclosure on the roll forward activities for Level 3 fair value measurements, which will become effective for the fiscal year beginning January 1, 2011. The adoption of this Level 1 and Level 2 guidance did not have an effect on the Company’s condensed consolidated financial statements. The Company does not expect the adoption of the Level 3 guidance to have a material impact on its condensed consolidated financial statements.

Accounting for Transfers of Financial Assets
In June 2009, the FASB issued new accounting guidance to improve the information provided in financial statements concerning transfers of financial assets, including the effects of transfers on financial position, financial performance and cash flows, and any continuing involvement of the transferor with the transferred financial assets. The provisions of this guidance are effective for the Company’s financial statements for the fiscal year beginning January 1, 2010. The adoption of this guidance did not have a material effect on the Company’s condensed consolidated financial statements.

Variable Interest Entities
In June 2009, the FASB issued new accounting guidance requiring an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. This guidance also requires enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity. The provisions of this guidance are effective for the Company’s financial statements for the fiscal year beginning January 1, 2010. The adoption of this guidance did not have a material effect on the Company’s condensed consolidated financial statements.

Effect of Newly Issued But Not Yet Effective Accounting Standards:

In October 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-13, “Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements – a consensus of the FASB Emerging Issues Task Force,” which amends the criteria for when to evaluate individual delivered items in a multiple deliverable arrangement and how to allocate consideration received.  This ASU is effective for fiscal years beginning on or after June 15, 2010, which is January 1, 2011 for the Company. The Company is currently evaluating the impact of adopting the guidance.

6. Investment in and loan to affiliate

The Company owns 50% of the outstanding voting common shares and a 43.5% equity interest in the profits of Ocean Conversion (BVI) Ltd. (“OC-BVI”). The Company also owns certain profit sharing rights in OC-BVI that raise its effective interest in the cumulative profits of OC-BVI to approximately 45%. Pursuant to a management services agreement, OC-BVI pays the Company monthly fees for certain management, engineering, procurement and administrative services.

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

Summarized financial information for OC-BVI is presented below:

	September 30,	December 31,
	2010	2009
Current assets	$3,316,229	$3,433,427
Non-current assets	8,456,806	9,454,460
Total assets	$11,773,035	$12,887,887

	September 30,	December 31,
	2010	2009
Current liabilities	$4,423,919	$3,474,797
Non-current liabilities	2,549,607	5,259,756
Total liabilities	$6,973,526	$8,734,553

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Water sales	$3,101,952	$353,844	$6,251,534	$104,615

Gross profit (loss)	$2,573,267	$(3,001,543)	$3,987,820	$(3,028,817)

Income (loss) from operations	$1,872,170	$(3,184,181)	$2,771,141	$(3,829,172)

Net income (loss)	$1,867,915	$(4,571,973)	$2,709,805	$(3,957,780)

The Company’s investment in and loan to OC-BVI are comprised of the following:

	September 30,	December 31,
	2010	2009
Equity investment (including profit sharing rights)	$6,571,980	$6,482,995
Loan receivable (secured by Bar Bay plant with a net book value of $7.3 million)	2,300,000	2,675,000
	$8,871,980	$9,157,995

The Company recognized earnings of $777,406 and $1,072,517 on its equity investment in OC-BVI for the three and nine months ended September 30, 2010, respectively.  The Company recognized losses of $(1,582,248) and $(2,780,270) on its equity investment in OC-BVI for the three and nine months ended September 30, 2009, respectively. For the three and nine months ended September 30, 2010, the Company recognized revenues of $406,147 and $562,715, respectively, from its management services agreement with OC-BVI.  For the three and nine months ended September 30, 2009, the Company recognized revenues of $60,423 and $341,406, respectively, from its management services agreement with OC-BVI.  In addition to the Company’s loans to, and equity investment in, OC-BVI of approximately $8.9 million as of September 30, 2010 and $9.2 million as of December 31, 2009, the Company’s recorded value of the OC-BVI management services agreement, which is reflected as an intangible asset on the Company’s condensed consolidated balance sheet, was approximately $749,000 as of September 30, 2010 and $856,000 as of December 31, 2009.  As a result of the signing of the Bar Bay Agreement and the loss of its operating contract for the Baughers Bay plant (see discussion below), the Company began amortization of this intangible asset over the seven year life of the Bar Bay Agreement during the three months ended March 31, 2010.

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

After conducting hearings on October 12 and 16, 2009, on October 28, 2009, the Court ordered the BVI government to pay OC-BVI at the rate of $13.91 per thousand imperial gallons for water produced by OC-BVI from December 20, 2007 to present, which amounted to a total recovery for OC-BVI of $10.4 million as of September 17, 2009.  The BVI government made a payment of $2.0 million to OC-BVI under the Court order during the fourth quarter of 2009 and a second payment of $2 million under the Court order in July 2010.

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

Effective January 1, 2008, OC-BVI changed its policy for the recording of its revenues from the Baughers Bay plant from the accrual to the equivalent of the cash method due to an inability to meet all of the relevant revenue recognition criteria under US GAAP. As a result of this adjustment to its revenues, OC-BVI incurred operating losses for the first three quarters of 2009. Any cash payments made by the BVI government on Baughers Bay related invoices were applied by OC-BVI to the remaining balance of outstanding accounts receivable that arose from billings for periods prior to and including December 2007 and thus were not recognized as revenues.  Sufficient payments had been received from the BVI government as of September 30, 2009 to repay the remaining accounts receivable balances relating to periods prior to December 31, 2007.  However, OC-BVI continues to apply the equivalent of the cash method with respect to the recognition of revenues from Baughers Bay and does not recognize as revenues any amounts due to OC-BVI as a result of the Court ruling until such amounts are paid by the BVI government. The BVI government made a $2.0 million payment under the Court order during the fourth quarter of 2009 and made a second payment of $2 million under the Court order in July 2010. OC-BVI also applied the equivalent of the cash method of accounting for revenue recognition for its Bar Bay plant through December 31, 2009. As a result of the signing of the Bar Bay Agreement in March 2010, OC-BVI began recognizing revenues from the Bar Bay plant on the accrual basis and recognized all revenues previously deferred under the cash method of accounting.  However, as of September 30, 2010, the BVI government owed OC-BVI $1.7 million for water delivered from the Bar Bay plant, of which $1.4 million remained unpaid and past due as of November 9, 2010.  If the BVI government does not pay these overdue balances in the near future, OC-BVI may be required to cease the production and delivery of water by the Bar Bay plant and file a claim against the BVI government to collect its outstanding receivable balances.  Such actions could adversely affect the earnings the Company derives from, and the carrying value of, its investment in OC-BVI.

In February 2010, the BVI government announced that it had signed a 16-year contract with another company for the construction and operation of a water plant with a production capacity of 2.75 million U.S. gallons per day. This new plant will provide potable water to the greater Tortola area. On March 29, 2010, OC-BVI vacated the Baughers Bay plant and the BVI government assumed direct responsibility for the plant’s operations.

The Company accounts for its investment in OC-BVI in accordance with the equity method of accounting for investments in common stock. This method requires recognition of a loss on an equity investment that is other than temporary, and indicates that a current fair value of an equity investment that is less than its carrying amount may indicate a loss in the value of the investment. To test for possible impairment of its investment in OC-BVI, the Company estimates its fair value as of the end of each fiscal quarter. In making this estimate, the Company calculates the expected cash flows from its investment in OC-BVI by (i) identifying various possible outcomes of the Baughers Bay litigation; (ii) estimating the cash flows associated with the Bar Bay plant and each possible outcome for the Baughers Bay litigation, and (iii) assigning a probability to each possible Baughers Bay outcome based upon discussions held to date by OC-BVI’s management with the BVI government and OC-BVI’s legal counsel. The resulting probability-weighted sum represents the expected cash flows, and the Company’s best estimate of future cash flows, to be derived from its investment in OC-BVI. After considering the September and October 2009 rulings of the Court, the Company determined that the carrying value of its investment in OC-BVI exceeded the estimated fair value for our investment in OC-BVI by approximately $160,000 as of September 30, 2009 and therefore recognized an impairment loss of this amount on this investment during the three months ended September 30, 2009. As a result of the decision by the BVI government to enter into the agreement with another company to build a new plant to provide water to Tortola, the Company believes it unlikely that OC-BVI will derive any significant future cash flows from an operating contract for the Baughers Bay plant.  Consequently, the Company determined that an additional impairment loss of $(4,500,000) was required (and was recorded) during the fourth quarter of 2009 to reduce its investment in OC-BVI to its estimated fair value.

Based upon the estimated fair value determined as of December 31, 2009 and the developments since that date to the date of this filing, the Company concluded that no impairment loss was required to be recognized on its investment in OC-BVI during the nine months ended September 30, 2010. This conclusion assumes that the BVI government will fulfill its obligations under the Bar Bay Agreement and that OC-BVI will collect all of the $10.4 million awarded by the Court (of which only $4.0 million has been received through September 30, 2010). The Appellate Court could ultimately overturn the ruling of the Court which currently requires the BVI government to pay OC-BVI at the rate of $13.91 per thousand imperial gallons for water previously supplied, or the BVI government could fail to honor the terms of the Bar Bay Agreement. If either of these events occur the actual cash flows from OC-BVI could vary materially from the expected cash flows the Company used in determining OC-BVI’s fair value as of September 30, 2010 and the Company could be required to record an additional impairment loss to reduce the carrying value of its investment in OC-BVI. Such impairment loss would reduce the Company’s earnings and could have a material adverse impact on its results of operations and financial condition.

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

Because (i) the equity investment in CW-Bermuda is not sufficient to permit it to finance its activities without the loan from the Company; (ii) the other investors in CW-Bermuda have no obligation to absorb any significant amount of its losses should losses arise; and (iii) the Company expects economic benefits from CW-Bermuda that are significantly greater than the Company’s voting rights of 40%, CW-Bermuda constitutes a variable interest entity (“VIE”). The Company is the primary beneficiary of CW-Bermuda and accordingly, consolidates the results of CW-Bermuda in its financial statements. The assets and liabilities of CW-Bermuda included in the Company’s condensed consolidated balance sheet amounted to approximately $561,000 and $159,000 respectively, as of September 30, 2010. The Company has not provided any guarantees related to CW-Bermuda and any creditors of the VIE do not have recourse to the general credit of Consolidated Water Co. Ltd. as a result of including CW-Bermuda in the condensed consolidated financial statements. The results of CW-Bermuda are reflected in the Company’s services segment.

8. Mexico Affiliate

In May, 2010, the Company acquired, through its recently organized wholly-owned Netherlands subsidiary, Consolidated Water Cooperatief, U.A., a 50% interest in N.S.C. Agua, S.A. de C.V., (“NSC”) a Mexican company. NSC has been formed to pursue a project encompassing the construction, ownership and operation of a large seawater reverse osmosis desalination plant to be located in Baja California, Mexico and accompanying pipelines to deliver water to the Baja region and to the U.S. border. The Company and its partners in NSC believe such a project can be successful due to the anticipated growing need for a new potable water supply for the areas of Baja California, Mexico and Southern California, United States. NSC is in the early stages of the project development, and is presently pursuing contracts for the purchase of land on which to build the plant and for the electric power and feed water sources for the plant’s operations. In addition to obtaining these contracts, NSC will be required to complete various other steps before it can commence construction of the plant and pipeline including, but not limited to, obtaining approvals and permits from various governmental agencies in Mexico, securing contracts with its proposed customers to sell water in sufficient quantities and at prices that make the project financially viable, and obtaining equity and debt financing for the project. NSC’s prospective customers in Mexico and the U.S will also be required to obtain various governmental permits and approvals in order to purchase water from NSC and sell this water to their customers.

For its 50% interest in NSC, the Company has agreed to provide all of the initial funding (up to $4 million) in the form of equity for NSC’s development activities. Because the Company exercises effective financial control over NSC and the Company’s partners in NSC will not participate in funding the first $4 million in losses that NSC may incur, the Company consolidates NSC’s results of operations. Included in the Company’s condensed consolidated results of operations for the three and nine months ended September 30, 2010 are approximately $873,000 and $1.4 million, respectively, in general and administrative expenses, consisting of organizational, legal, accounting, engineering, consulting and other costs relating to the business development activities of NSC. The Company anticipates that substantially all of the funding it provides for NSC’s development activities will be expensed.

The Company estimates that it will take approximately one year for NSC to purchase land for the plant, secure feed water and power supplies, complete the engineering and feasibility studies, obtain the required permits and approvals and arrange the project financing necessary to commence construction of the plant. However, this process could take significantly longer than a year, and NSC may ultimately be unable to accomplish all of the steps required to proceed with the project.

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

Valuation of Equity Investment in Affiliate. We account for our investment in OC-BVI under the equity method of accounting for investments in common stock.   This method requires recognition of a loss on an equity investment that is other than temporary, and indicates that a current fair value of an equity investment that is less than its carrying amount may indicate a loss in the value of the investment. The final resolution of OC-BVI’s litigation with the BVI government relating to the possession and operation of the Baughers Bay plant may result in a decline in the current fair value of our investment in OC-BVI to an amount that is less than our carrying value for this investment.

As a quoted market price for OC-BVI’s stock is not available, to test for possible impairment of our investment in OC-BVI we estimate its fair value by calculating the expected cash flows from our investment in OC-BVI by (i) identifying various possible outcomes of the Baughers Bay litigation; (ii) estimating the cash flows associated with the Bar Bay plant and each possible outcome of the Baughers Bay litigation, and (iii) assigning a probability to each Baughers Bay outcome based upon discussions held to date by OC-BVI’s management with the BVI government and OC-BVI’s legal counsel. The resulting probability weighted sum represents the expected cash flows, and our best estimate of future cash flows, to be derived from our investment in OC-BVI.

The identification of the possible outcomes for the Baughers Bay litigation, the projections of cash flows for each outcome and for the Bar Bay plant, and the assignment of relative probabilities to each Baughers Bay outcome all represent significant estimates made by us. While we have used our best judgment to identify the possible Baughers Bay outcomes and expected cash flows for these outcomes and assign relative probabilities to each outcome, and to estimate the expected cash flows from the Bar Bay plant, these estimates are by their nature highly subjective and are also subject to material change by our management over time based upon additional information from OC-BVI’s management and legal counsel, a change in the status of negotiations and/or OC-BVI’s litigation with the BVI government. After considering the September and October 2009 rulings of the Eastern Supreme Court of the Caribbean relating to the Baughers Bay dispute, we determined that the carrying value of our investment in OC-BVI exceeded the estimated fair value for our investment in OC-BVI by approximately $160,000 as of September 30, 2009 and therefore recognized an impairment loss of this amount on this investment during the three months ended September 30, 2009.   In February 2010, the BVI government announced that it had signed a 16-year contract with another company for the construction and operation of a water plant with a production capacity of 2.75 million U.S. gallons per day.  This new plant will provide potable water to the greater Tortola area and we believe will replace the current production of the Baughers Bay plant.  As a result of the decision by the BVI government to enter into the agreement with another company to provide water to Tortola, we believe it unlikely that OC-BVI will derive any significant future revenues from an operating contract for the Baughers Bay plant.  Consequently, we determined that an additional impairment loss of $(4,500,000) was required (and was recorded) during the fourth quarter of 2009 to reduce our investment in OC-BVI to its estimated fair value.

As of September 30, 2010, the BVI government owed OC-BVI $1.7 million for water delivered from the Bar Bay plant, of which $1.4 million remained unpaid and past due as of November 9, 2010.  If the BVI government does not pay these overdue balances in the near future, OC-BVI may be required to cease the production and delivery of water by the Bar Bay plant and file a claim against the BVI government to collect its outstanding receivable balances.  Such actions could adversely affect the earnings we derive from, and the carrying value of, our investment in OC-BVI.

Based upon the estimated fair value determined as of December 31, 2009 and the developments since that date to the date of this filing, we concluded that no impairment loss was required to be recognized on our investment in OC-BVI during the three and nine months ended September 30, 2010. This conclusion assumes that the BVI government will fulfill its obligations under the Bar Bay Agreement and that OC-BVI will collect all of the $10.4 million awarded by the Court (of which only $4.0 million has been received as of September 30, 2010).  The Appellate Court could ultimately overturn the ruling of the Court requiring the BVI government to pay OC-BVI at the rate of $13.91 per thousand imperial gallons for water previously supplied, or the BVI government could fail to honor the terms of the Bar Bay Agreement.   If either of these events occurs, the actual cash flows from OC-BVI could vary materially from the expected cash flows we used in determining OC-BVI’s fair value as of September 30, 2010, and we could be required to record an additional loss to reduce the carrying value of our investment in OC-BVI. Such impairment loss would reduce our earnings and could have a material adverse impact on our results of operations and financial condition.

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

Plant construction revenue and cost of plant construction revenue. We recognize revenue and related costs as work progresses on fixed price contracts for the construction of desalination plants to be sold to third parties using the percentage-of-completion method, which relies on contract revenue and estimates of total expected costs. We follow this method since we can make reasonably dependable estimates of the revenue and costs applicable to various stages of a contract. Under the percentage-of-completion method, we record revenue and recognize profit or loss as work on the contract progresses. Our engineering personnel estimate total project costs and profit to be earned on each long term, fixed price contract prior to commencement of work on the contract and update these estimates as work on the contract progresses. The cumulative amount of revenue recorded on a contract at a specified point in time is that percentage of total estimated revenue that incurred costs to date comprise of estimated total contract costs. As work progresses, if the actual contract costs exceed estimates, the profit recognized on revenue from that contract decreases. We recognize the full amount of any estimated loss on a contract at the time the estimates indicate such a loss. During the second quarter ended June 30, 2010, we were required to reduce the cumulative profit previously recognized for a construction project by approximately $403,000 for liquidated damages and cost overruns not contemplated in our prior cost estimates. These liquidated damages and cost overruns represent the only material adverse variation from our cost estimates for plants constructed for sale to third parties we have experienced to date.

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

Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009

Consolidated Results

Net income for the three months ended September 30, 2010 was $1,265,593 ($0.09 per share on a fully-diluted basis) as compared to $657,900 ($0.05 per share on a fully-diluted basis) for the three months ended September 30, 2009.  Our operating income decreased from 2009 to 2010, but this decrease was more than offset by an improvement in the operating results of OC-BVI, our equity investment affiliate, as discussed below.

Total revenues for the three months ended September 30, 2010 were $11,699,802, a decrease from the $13,526,059 in revenues for the three months ended September 30, 2009, as all three of our business segments generated lower revenues in 2010 than in 2009. Gross profit for the three months ended September 30, 2010 was $3,772,515, or 32% of total revenues, as compared to $5,036,068, or 37% of total revenues, for the three months ended September 30, 2009. Gross profit for all three segments declined from 2009 to 2010.  For further discussion of revenues and gross profit for the three months ended September 30, 2010, see the “Results by Segment” analysis that follows.

General and administrative (“G&A”) expenses increased to $3,296,593 on a consolidated basis for the three months ended September 30, 2010, as compared to $2,671,169 for the three months ended September 30, 2009.  This increase in G&A expenses is attributable to incremental expenses of approximately $873,000 relating to the business development activities of our recently formed consolidated Mexico affiliate, N.S.C. Agua, S.A. de C.V. (“NSC”).

Interest income increased to $386,562 for 2010, as compared to $311,990 for 2009, due to interest earned on the loan receivable from the Water Authority - Cayman arising from the refurbishment of the Red Gate plant.

We reported a loss from our investment in OC-BVI for the three months ended September 30, 2009 of $(1,582,248) as a result of OC-BVI’s contractual dispute with the BVI government relating to its Baughers Bay plant. During the third quarter of 2010, we recognized earnings on our investment in OC-BVI of $777,406 due to the (i) receipt by OC-BVI in July 2010 of a $2.0 million payment under the Court award for the Baughers Bay dispute and (ii) revenues generated by the Bar Bay plant.  See further discussion of the OC-BVI situation at “Liquidity and Capital Resources — Material Commitments, Contingencies and Expenditures — OC-BVI Contract Dispute.”

Results by Segment

Retail Segment:

The retail segment contributed $296,371 to our income from operations for the three months ended September 30, 2010, as compared to $1,070,885 for the three months ended September 30, 2009.

Revenues generated by our retail water operations were $4,631,368 and $5,659,390 for the three months ended September 30, 2010 and 2009, respectively.  The decline in retail revenues from 2009 to 2010 reflects the annual adjustment made during the first quarter to our base rates, which decreased in 2010 due to a downward movement in the consumer price indices used to determine such rates, and a decline in the volume of gallons sold from 2009 to 2010 of approximately 19%.  We believe this decline in volume of water sold resulted from rainfall amounts that were higher in 2010 than 2009 and weaker economic conditions on Grand Cayman.

Retail segment gross profit was $2,321,061 (50% of revenues) and $3,237,650 (57% of revenues) for the three months ended September 30, 2010 and 2009, respectively.  The decline in gross profit as a percentage of revenues from 2009 to 2010 reflects the annual adjustment in our base rates during the first quarter, which decreased in 2010 due to a downward movement in the consumer price indices used to determine such rates, and the lower volume of water sold, as a significant portion of our plant operating costs are fixed in nature.

Consistent with prior periods, we record all non-direct G&A expenses in our retail business segment and do not allocate any of these non-direct costs to our other two business segments.  Retail G&A expenses for the three months ended September 30, 2010 and 2009 were relatively consistent at $2,024,690 and $2,166,765, respectively.

Bulk Segment:

The bulk segment contributed $705,665 and $933,441 to our income from operations for the three months ended September 30, 2010 and 2009, respectively.

Bulk segment revenues were $6,312,326 and $6,687,836 for the three months ended September 30, 2010 and 2009, respectively.  The decline in bulk revenues from 2009 to 2010 reflects (i) the annual adjustment made during the first quarter to the base rates charged by Ocean Conversion Cayman, which decreased in 2010 due to downward movement in the consumer price indices used to determine such rates; (ii) a decrease in the volume of water sold of approximately 9% from 2009 to 2010; and (iii) a lower rate charged for water sold by the Red Gate plant under the new contract signed in connection with the refurbishment of this plant.

Gross profit for our bulk segment was $1,061,832 and $1,385,301 for the three months ended September 30, 2010 and 2009, respectively.  Gross profit as a percentage of bulk revenues was 17% for the three months ended September 30, 2010, down from 21% for 2009 due to the rate adjustments and the lower volume of water sold, as a significant portion of our plant operating costs are fixed in nature.

Bulk segment G&A expenses for the three months ended September 30, 2010 decreased to $356,167 from $451,860 for the same period in 2009, primarily due to a $130,000 decrease in bank charges, which were incurred in 2009 to convert Bahamas dollars into U.S. dollars and transfer such dollars from the Bahamas to Grand Cayman.

Services Segment:

The services segment incurred a loss from operations of $(526,114) for the three months ended September 30, 2010, while this segment contributed $360,573 to our income for the three months ended September 30, 2009.

Revenues from services provided in 2010 were $756,108 as compared to $1,178,833 in 2009.  Services revenues decreased from 2009 to 2010 due to substantially lower plant sales revenues, which declined by approximately $561,000 due to reduced construction activity and a decrease in fees earned for management of the Bermuda plant.  These decreases in services revenue were partially offset by an increase of approximately $346,000 in the management fees OC-BVI was able to pay us as a result of OC-BVI’ s receipt during 2010 of $2.0 million of the Court award for the Bar Bay dispute.

Services segment gross profit decreased in 2010 to $389,622, as compared to $413,117 in 2009 due to the overall decrease in services revenues.  However, services gross profit as a percentage of revenues improved from 2009 to 2010 as a result of the additional management fees paid by to us by OC-BVI.

G&A expenses for the services segment were $915,736 and $52,544 for the three months ended September 30, 2010 and 2009, respectively.  The increase in G&A expenses in 2010 reflects incremental legal, accounting, engineering, consulting and other expenses aggregating approximately $873,000 that are attributable to the business development activities of our recently formed consolidated Mexico affiliate, NSC.

Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009

Consolidated Results

Net income for the nine months ended September 30, 2010 was $5,375,598 ($0.37 per share on a fully-diluted basis) as compared to $7,075,657 ($0.49 per share on a fully-diluted basis) for the nine months ended September 30, 2009.  Our results for the nine months ended September 30, 2010 as compared to the same period in 2009 were significantly affected by a decline in the results of our retail and services segments.

Total revenues for the nine months ended September 30, 2010 were $39,076,598, a decrease from the $44,845,112 in revenues for the nine months ended September 30, 2009, as all three of our business segments generated lower revenues in 2010 than in 2009. Gross profit for the nine months ended September 30, 2010 was $13,490,046, or 35% of total revenues, as compared to $18,603,611, or 41% of total revenues, for the nine months ended September 30, 2009. Gross profit for all three segments declined in 2010 from 2009.  For further discussion of revenues and gross profit for the nine months ended September 30, 2010, see the “Results by Segment” analysis that follows.

G&A expenses on a consolidated basis were $8,912,276 and $7,842,434 for the nine months ended September 30, 2010 and 2009, respectively. The increase in G&A expenses for 2010 reflects approximately $1.4 million in incremental expenses that are attributable to the business development activities of our newly formed consolidated Mexico affiliate, NSC.

Interest income increased to $990,777 for the nine months ended September 30, 2010, as compared to $620,663 for the same period in 2009, due to interest earned on the loans receivable from the Water Authority - Cayman arising from the completion and sale of the North Side Water Works plant and the refurbishment of the Red Gate plant.

We reported a loss from our investment in OC-BVI for the nine months ended September 30, 2009 of $(2,780,270) as a result of  OC-BVI’s contractual dispute with the BVI government relating to its Baughers Bay plant.   For the nine months ended September 30, 2010 we recognized earnings on our investment in OC-BVI of $1,072,517 due to the (i) receipt by OC-BVI during July 2010 of a $2.0 million payment under the Court award for the Baughers Bay dispute and (ii) revenues generated by the Bar Bay plant.  See further discussion of the OC-BVI situation at “Liquidity and Capital Resources — Material Commitments, Contingencies and Expenditures — OC-BVI Contract Dispute.”

Results by Segment

Retail Segment:

The retail segment contributed $2,752,882 to our income from operations for the nine months ended September 30, 2010, as compared to $4,762,059 for the nine months ended September 30, 2009.

Revenues generated by our retail water operations were $17,056,601 and $18,418,103 for the nine months ended September 30, 2010 and 2009, respectively.  The volume of gallons sold in 2010 by the retail segment increased by approximately 1% from 2009 to 2010 due to water sales made at bulk water rates to the WAC to replace water previously supplied by the Red Gate plant while such plant was under refurbishment.   The decline in retail revenues from 2009 to 2010 reflects the annual adjustment in our base rates made during the first quarter, which decreased in 2010 due to a downward movement in the consumer price indices used to determine such rates and the sales to the WAC at bulk water rates.

Retail segment gross profit was $9,239,571 (54% of revenues) and $11,027,852 (60% of revenues) for the nine months ended September 30, 2010 and 2009, respectively.  The decline in gross profit as a percentage of revenues from 2009 to 2010 reflects the base rate adjustment discussed in the previous paragraph.

Consistent with prior periods, we record all non-direct G&A expenses in our retail business segment and do not allocate any of these non-direct costs to our other two business segments.  Retail G&A expenses for the nine months ended September 30, 2010 and 2009 were relatively consistent at $6,486,689 and $6,265,793, respectively.

Bulk Segment:

The bulk segment contributed $2,651,954 and $2,874,356 to our income from operations for the nine months ended September 30, 2010 and 2009, respectively.

Bulk segment revenues were $18,766,546 and $19,526,044 for the nine months ended September 30, 2010 and 2009, respectively.  The volume of water sold by our bulk segment decreased by approximately 3% from 2009 to 2010.

Gross profit for our bulk segment was $3,587,621 and $4,286,786 for the nine months ended September 30, 2010 and 2009, respectively.  Gross profit as a percentage of bulk revenues was 19% and 22% for the nine months ended September 30, 2010 and 2009, respectively. The decline in bulk gross profit from 2009 to 2010 reflects the annual adjustment made during the first quarter to the base rates charged by Ocean Conversion Cayman, which decreased in 2010 due to a downward movement in the consumer price indices used to determine such rates, and the lower sales volume, as a significant portion of our plant operating costs are fixed in nature.

Bulk segment G&A expenses were $935,667 and $1,412,430 for the nine months ended September 30, 2010 and 2009, respectively.  The decrease is primarily due to approximately $183,000 in penalties and interest assessed to our Belize operations during the first quarter of 2009 relating to delinquent business taxes and a decrease in bank charges of approximately $253,000 for our Bahamas operations.  The Belize penalties and interest arose because we were erroneously informed in the past that our Belize subsidiary was not subject to these taxes.   The bank charges incurred in 2009 resulted from the conversion of Bahamas dollars into U.S. dollars and the transfer of such dollars from the Bahamas to Grand Cayman.

Services Segment:

The services segment incurred a loss from operations of $(827,066) for the nine months ended September 30, 2010.  The services segment contributed $3,124,762 to our income from operations for the same period in 2009.

Services segment revenues were $3,253,451 and $6,900,965 for the nine months ended September 30, 2010 and 2009, respectively.  Services revenues decreased from 2009 to 2010 due to substantially lower plant sales revenues, which declined by approximately $3.5 million due to reduced construction activity, and to a decrease of approximately $407,000 in management fees due to the renegotiation of the management services agreement for the Bermuda plant.

Gross profit for our services segment was $662,854 and $3,288,973 for the nine months ended September 30, 2010 and 2009, respectively.  The lower gross profit for 2010 stems primarily from the decreased plant sales revenues and, to a lesser extent, from liquidated damages of $260,000 assessed by the Water Authority Cayman during the quarter ended June 30, 2010 as a result of our inability (due to various factors including the failure of a key plant component purchased from a third party) to complete the refurbishment and commissioning of the Red Gate plant by its contract deadline, and construction cost overruns on this plant.  We were required to reduce the cumulative gross profit on the Red Gate plant by approximately $403,000 during 2010 as these liquidated damages and cost overruns represented a significant variance from the construction cost estimates we utilized under the percentage-of-completion method to record our revenues and gross profit on the Red Gate plant construction for previous quarters.

G&A expenses for the services segment were $1,489,920 and $164,211 for the nine months ended September 30, 2010 and 2009, respectively.  The increase in G&A expenses in 2010 reflects incremental legal, accounting, engineering, consulting and other expenses aggregating approximately $1.4 million that are attributable to the business development activities of our recently formed consolidated Mexico affiliate, NSC.

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

We generated $5.7 million in net cash from our operating activities during the nine months ended September 30, 2010.  As of September 30, 2010, we had cash balances totaling approximately $45.5 million and working capital of approximately $54.5 million.  We believe our cash on hand and cash to be generated from operations will be sufficient to meet our liquidity requirements for the next 12 months, and we are not presently aware of anything that would lead us to believe that we will not have sufficient liquidity to meet our needs through 2011.

Cash Flows for the Nine Months Ended September 30, 2010

Our cash and cash equivalents increased from $44.4 million as of December 31, 2009 to $45.5 million as of September 30, 2010.

Cash Flows from Operating Activities

Operating activities provided net cash for the nine months ended September 30, 2010 of $5.7 million.  This cash provided reflects net income generated for the nine months ended September 30, 2010 as adjusted for (i) various items included in the determination of net income that do not affect cash flows during the year and (ii) changes in the other components of working capital.

Cash Flows Provided by Investing Activities

Our investing activities provided $1.1 million in net cash during the nine months ended September 30, 2010.  Approximately $1.1 million was used for construction in progress and property, plant and equipment additions and we collected $1.0 million on our loans receivable.  OC-BVI also paid us a dividend of $1.2 million.

Cash Flows Used in Financing Activities

Our financing activities used $5.8 million in net cash during the nine months ended September 30, 2010, which consisted of $2.6 million in scheduled payments on our debt and dividends paid of $3.3 million.

Borrowings Outstanding

As of September 30, 2010, our borrowings outstanding consisted of long term bonds payable with unpaid principal balances aggregating $18,646,541.

5.95% Secured Bonds

In August 2006, we issued $15,771,997 principal amount secured fixed rate bonds in a private offering and received net proceeds (excluding issuance costs and after the offering discount) of $14,445,720.  These bonds bear interest at a rate of 5.95%, are repayable in quarterly principal and interest installments of $526,010 and mature in 2016. We have the right to redeem the bonds in full at any time after August 4, 2009 at a premium of 1.5% of the outstanding principal and accrued interest on the bonds on the date of redemption.  As of September 30, 2010, $10,551,505 in principal amount was outstanding on these secured bonds.  Our obligations under the bonds are secured by fixed and floating charges (i) on all of our assets, including an equitable charge of all of the shares of Cayman Water, and (ii) on all of Cayman Water’s assets including its real estate.  Cayman Water has also guaranteed our payment obligations under the bonds.

The trust deed for these bonds restricts our ability to enter into new borrowing agreements or any new guarantees without prior approval of the trustee and limits our capital expenditures, with the exception of capital expenditures to be incurred on certain defined projects, to $2.0 million annually without prior approval by the trustee.  The trust deed also contains financial covenants that require us to maintain a debt service coverage ratio of not less than 1.25 to 1, a ratio of long term debt to EBITDA (i.e. earnings before interest, taxes, depreciation and amortization for the 12 months preceding the ratio calculation date) not greater than 2.5 to 1 and a ratio of long term debt to equity equal to or less than 1.5 to 1.  As of September 30, 2010, we were in compliance with the covenants under the trust deed.

CW-Bahamas Series A Bonds

In July 2005, CW-Bahamas sold B$10,000,000 Series A bonds to Bahamian citizens and permanent resident investors in The Bahamas to finance a portion of the construction cost of its Blue Hills plant.  These bonds mature on June 30, 2015 and accrue interest at the annual fixed rate of 7.5%.  Interest is payable quarterly.  CW-Bahamas has the option to redeem the bonds in whole or in part without penalty commencing after June 30, 2008.  We have guaranteed CW-Bahamas repayment obligations upon an “event of default” as defined in the guarantee agreement.  If we pay any amounts pursuant to the guarantee, we will be subrogated to all rights of the bondholders in respect of any such payments.  The guarantee is a general unsecured obligation junior to our other secured obligations.  We elected to redeem $1.5 million of these bonds in September 2010.  As of September 30, 2010, B$8,500,000 of the Series A bonds were outstanding.

CW-Bahamas Credit Facility

CW-Bahamas has a credit facility with Scotiabank of Canada that consists of a B$500,000 revolving working capital loan. The obligations under the credit facility are secured by the assets of CW-Bahamas. Borrowings under the working capital loan accrue interest at the Nassau Prime rate plus 1.50% per annum.  As of September 30, 2010, no amounts were outstanding under this facility.

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

After conducting hearings on October 12 and 16, 2009, on October 28, 2009, the Court ordered the BVI government to pay OC-BVI at the rate of $13.91 per thousand imperial gallons for water produced by OC-BVI from December 20, 2007 to present, which amounted to a total recovery for OC-BVI of $10.4 million as of September 17, 2009. The BVI government made a payment of $2.0 million to OC-BVI under the Court order during the fourth quarter of 2009 and made a second payment of $2 million under the Court order during July 2010.

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

Effective January 1, 2008, OC-BVI changed its policy for the recording of its revenues from the Baughers Bay plant from the accrual to the equivalent of the cash method due to an inability to meet all of the criteria required under U.S. generally accepted accounting principles to recognized revenue on the accrual basis. As a result of this adjustment to OC-BVI’s revenues, we recorded losses from our equity in OC-BVI’s results of operations for the first three quarters of 2009. Any cash payments made by the BVI government on Baughers Bay related invoices were applied by OC-BVI to the remaining balance of outstanding accounts receivable that arose from billings for periods prior to and including December 2007 and thus were not recognized as revenues. Sufficient payments had been received from the BVI government as of September 30, 2009 to repay the remaining accounts receivable balances relating to period prior to December 31, 2007. However, OC-BVI continues to apply the equivalent of the cash method with respect to the recognition of revenues from Baughers Bay and does not recognize as revenues any amounts due to OC-BVI as a result of the Court ruling until such amounts are paid by the BVI government. The BVI government made a $2.0 million payment under the Court order during the fourth quarter of 2009 and a second payment of $2 million under the Court order in July 2010. OC-BVI also applied the equivalent of the cash method of accounting for revenue recognition for its Bar Bay plant through December 31, 2009. As a result of the signing of the Bar Bay Agreement in March 2010, OC-BVI began recognizing revenues from the Bar Bay plant on the accrual basis and recognized all revenues previously deferred under the cash method of accounting.  However, as of September 30, 2010 the BVI government owed OC-BVI $1.7 million for water delivered from the Bar Bay plant, of which $1.4 million remained unpaid and past due as of November 9, 2010.  If the BVI government does not pay these overdue balances in the near future, OC-BVI may be required to cease the production and delivery of water by the Bar Bay plant and file a claim against the BVI government to collect its outstanding receivable balances.  Such actions could adversely affect the earnings we derive from, and the carrying value of, our investment in OC-BVI.

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

We account for our investment in OC-BVI in accordance with the equity method of accounting for investments in common stock. This method requires recognition of a loss on an equity investment that is other than temporary, and indicates that a current fair value of an equity investment that is less than its carrying amount may indicate a loss in the value of the investment. To test for possible impairment of our investment in OC-BVI, we estimate its fair value as of the end of each fiscal quarter. In making this estimate, we calculate the expected cash flows from our investment in OC-BVI by (i) identifying various possible outcomes of the Baughers Bay litigation; (ii) estimating the cash flows associated with the Bar Bay plant and each possible Baughers Bay outcome, and (iii) assigning a probability to each Baughers Bay outcome based upon discussions held to date by OC-BVI’s management with the BVI government and OC-BVI’s legal counsel. The resulting probability-weighted sum represents the expected cash flows, and our best estimate of future cash flows, to be derived from our investment in OC-BVI. After considering the September and October 2009 rulings of the Court, we determined that the carrying value of our investment in OC-BVI exceeded the estimated fair value for our investment in OC-BVI by approximately $160,000 as of September 30, 2009 and therefore recognized an impairment loss of this amount on this investment during the three months ended September 30, 2009. As a result of the decision by the BVI government to enter into the agreement with another company to build a new plant to serve Tortola, we believe it unlikely that OC-BVI will derive any significant future revenues from an operating contract for the Baughers Bay plant. Consequently, we determined that an additional impairment loss of $(4,500,000) was required (and was recorded) during the fourth quarter of 2009 to reduce our investment in OC-BVI to its estimated fair value.

Based upon the estimated fair value determined as of December 31, 2009 and the developments since that date to the date of this filing, we concluded that no impairment loss was required to be recognized on our investment in OC-BVI during the nine months ended September 30, 2010.  This conclusion assumes that the BVI government will fulfill its obligations under the Bar Bay Agreement and that OC-BVI will collect all of the $10.4 million awarded by the Court (of which only $4 million has been received to date).   The Appellate Court could ultimately overturn the ruling of the Court, which currently requires the BVI government to pay OC-BVI at the rate of $13.91 per thousand imperial gallons for water previously supplied, or the BVI government could fail to honor the terms of the Bar Bay Agreement.  If either of these events occur the actual cash flows from OC-BVI could vary materially from the expected cash flows we used in determining OC-BVI’s fair value as of September 30, 2010 and we could be required to record an additional impairment loss to reduce the carrying value of our investment in OC-BVI.  Such impairment loss would reduce our earnings and could have a material adverse impact on our results of operations and financial condition.

Mexico Affiliate

In May, 2010, we acquired, through our recently organized wholly-owned Netherlands subsidiary, Consolidated Water Cooperatief, U.A., a 50% interest in N.S.C. Agua, S.A. de C.V., (“NSC”) a Mexican company.  NSC has been formed to pursue a project encompassing the construction, ownership and operation of a large seawater reverse osmosis desalination plant to be located in Baja California, Mexico and accompanying pipelines to deliver water to the Baja region and to the U.S. border.   We and our partners in NSC believe such a project can  be successful due to what we anticipate will be a growing need for a new potable water supply for the areas of Baja California, Mexico and Southern California, United States.  NSC is in the early stages of the project development, and is presently pursuing contracts for the purchase of land on which to build the plant and for the electric power and feed water sources for the plant’s operations.  In addition to obtaining these contracts, NSC will be required to complete various other activities before it can commence construction of the plant and pipeline including, but not limited to, obtaining approvals and permits from various governmental agencies in Mexico, securing contracts with its proposed customers to sell water in sufficient quantities and at prices that make the project financially viable, and obtaining equity and debt financing for the project.  NSC’s prospective customers in Mexico and the U.S. will also be required to obtain various governmental permits and approvals in order to purchase water from NSC and sell this water to their customers.

For our 50% interest in NSC, we have agreed to provide all of the initial funding (up to $4 million) in the form of equity for NSC’s development activities.  Because we exercise effective financial control over NSC and our partners in NSC will not participate in funding the first $4 million in losses that NSC may incur, we consolidate NSC’s results of operations.  Included in our condensed consolidated results of operations for the three and nine months ended September 30, 2010 are approximately $873,000 and $1.4 million in general and administrative expenses, consisting of organizational, legal, accounting, engineering, consulting and other costs relating to the project development activities of NSC.  We anticipate that substantially all of the funding we provide for NSC’s development activities will be expensed.

We estimate that it will take approximately one year for NSC to purchase land for the plant, secure feed water and power supplies, complete the engineering and feasibility studies, obtain the required permits and approvals and arrange the project financing necessary to commence construction of the plant.  However, this process could take significantly longer than one year, and NSC may ultimately be unable to accomplish all of steps required to proceed with the project.

CW-Bahamas Liquidity

As of September 30, 2010, CW-Bahamas was due approximately $5.9 million from the WSC.  We have been informed previously by representatives of the Bahamas government that the delay in paying our accounts receivables is due to operating issues within the WSC, that the delay does not reflect any type of dispute with us with respect to the amounts owed, and that the amounts will ultimately be paid in full.  Although WSC was able to reduce its delinquent receivable balances to CW-Bahamas in the prior fiscal quarters, we have been informed by WSC representatives that monthly payments to CW-Bahamas for the immediate future will continue in amounts of approximately $1.3 million.  The total amount of delinquent receivables from the WSC is expected to remain consistent for the remainder of 2010.

Transfers of U.S. dollars from CW-Bahamas to our other subsidiaries require authorization in advance from the Central Bank of the Bahamas.

CW-Belize

By Statutory Instrument No. 81 of 2009, the Minister of Public Utilities of the government of Belize published an order, the Public Utility Provider Class Declaration Order, 2009 (the “Order”), which as of May 1, 2009 designated CW-Belize as public utility provider under the laws of Belize.  With this designation, the Public Utilities Commission of Belize (the “PUC”) has the authority to set the rates charged by CW-Belize and to otherwise regulate its activities.  On November 1, 2010, CW-Belize received a formal complaint from the PUC alleging that CW-Belize was operating without a license under the terms of the Water Industry Act.  CW-Belize plans to apply for this license in the near future.  We are presently unable to determine what impact the resolution of this complaint or PUC’s future regulation of CW-Belize will have on its results of operations, financial position or cash flows.

Dividends

•	On January 31, 2010, we paid a dividend of $0.075 to shareholders of record on January 1, 2010.

•	On May 31, 2010, we paid a dividend of $0.075 to shareholders of record on May 1, 2010.
•	On July 31, 2010, we paid a dividend of $0.075 to shareholders of record on July 1, 2010.
•	As of September 30, 2010, we declared a dividend of $0.075 payable on October 31, 2010 to shareholders of record on October 1, 2010.

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

In May, 2010, we acquired, through our recently organized wholly-owned Netherlands subsidiary, Consolidated Water Cooperatief, U.A., a 50% interest in N.S.C. Agua, S.A. de C.V., (“NSC”) a Mexican company.  NSC has been formed to pursue a project encompassing the construction, ownership and operation of a seawater reverse osmosis desalination plant to be located in Baja California, Mexico and an accompanying pipeline to deliver water to the U.S. border.   We and our partners in NSC believe such a project can  be successful due to what we anticipate will be a growing need for a new potable water supply for the areas of Baja California, Mexico and Southern California, United States.  NSC is in the early stages of its development, and is presently involved in seeking contracts for the purchase of land on which to build the plant and for the electric power and feed water sources for the plant’s proposed operations.  In addition to obtaining these contracts, NSC will be required to complete various other steps before it can commence construction of the plant and pipeline including, but not limited to, obtaining approvals and permits from various governmental agencies in Mexico and the United States, securing contracts with its proposed customers to sell water in sufficient quantities and at prices that make the project financially viable, and obtaining equity and debt financing for the project. NSC’s potential customers will also be required to obtain various governmental permits and approvals in order to purchase water from NSC.

For our 50% interest in NSC, we have agreed to provide all of the initial funding (up to $4 million) in the form of equity for NSC’s development activities.  Because we exercise effective financial control over NSC and our partners in NSC will not participate in funding the first $4 million in losses that NSC may incur, we consolidate NSC’s results of operations.  Included in our condensed consolidated results of operations for the three and nine months ended September 30, 2010 are approximately $873,000 and $1.4 million in general and administrative expenses, consisting of organizational, legal, accounting, engineering, consulting and other costs relating to the project development activities of NSC.  We anticipate that substantially all of the funding we provide for NSC’s development activities will be expensed.

We estimate that it will take approximately one year for NSC to purchase the land for the plant, secure feed water and power supplies, complete the engineering and feasibility studies, obtain the required permits and arrange the project financing necessary to commence construction of the plant. However, this process could take significantly longer than a year, and NSC may ultimately be unable to accomplish all the steps required to proceed with the project.

Our exclusive license to provide water to retail customers in the Cayman Islands may not be renewed in the future.

In the Cayman Islands, we provide water to retail customers under a 20 year license issued to us in July 1990 by the Cayman Islands government that grants us the exclusive right to provide water to retail customers within our licensed service area. Our service area is comprised of an area on Grand Cayman that includes the Seven Mile Beach and West Bay areas, two of the three most populated areas in the Cayman Islands. For the year ended December 31, 2009, we generated approximately 40% of our consolidated revenues and 58% of our consolidated gross profits from the retail water operations conducted pursuant to our exclusive license.  For the nine months ended September 30, 2010, we generated approximately 44% of our consolidated revenues and 54% of our consolidated gross profits from these retail water operations. If we are not in default of any terms of the license, we have a right of first refusal to renew the license on terms that are no less favorable than those that the government offers to any third party.  This license was set to expire on July 10, 2010, however we obtained   extensions of the license through November 10, 2010.

We have been informed during our retail license renewal negotiations conducted with representatives of the Cayman Island government that the Cayman Island government seeks to restructure the terms of our license to employ a “rate of return on invested capital model’ similar to that governing the sale of water to many U.S. municipalities. We have formally objected to the implementation of a “rate of return on invested capital model” on the basis that we believe that such a model would not promote the efficient operation of our water utility and could ultimately increase water rates to our customers. We believe such a model, if ultimately implemented, could significantly reduce the operating income we have historically generated from our retail license and could require us to reduce the $1.2 million carrying value of our retail segment’s goodwill.

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

After conducting hearings in October 2009 the Court ordered the BVI government to pay OC-BVI at the rate of $13.91 per thousand imperial gallons for water produced by OC-BVI from December 20, 2007 to present, which amounted to a total recovery for OC-BVI of $10.4 million as of September 17, 2009. The BVI government made a payment of $2.0 million to OC-BVI under the Court order during the fourth quarter of 2009 and a second payment of $2 million under the Court order in July 2010.

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

After considering the September and October 2009 rulings of the Court of the Caribbean relating to the Baughers Bay dispute, we determined that the carrying value of our investment in OC-BVI exceeded the estimated fair value for our investment in OC-BVI by approximately $160,000 as of September 30, 2009 and therefore recognized an impairment loss of this amount on this investment during the three months ended September 30, 2009. In February 2010, the BVI government announced it had signed a long term contract with another company for the construction of a new water plant to serve Tortola. We believe this new contract with another company makes it unlikely that OC-BVI will be able to obtain a new long-term operating contract for Baughers Bay. Accordingly, our calculation of the estimated fair value of our equity investment in OC-BVI as of December 31, 2009 did not include any future cash flows to OC-BVI from a long term operating contract for the Baughers Bay plant and as a result we recorded an additional impairment loss for our equity investment in OC-BVI of $(4,500,000) during the fourth quarter of 2009.  The remaining carrying value of our investment in OC-BVI of $8.9 million as of September 30, 2010 assumes OC-BVI will collect in full the remaining $6.24 million awarded by the Court and will not be required to return any of the $4.0 million paid to date by the BVI government under the Court order.  Should the BVI government be successful in its appeal to reduce the $10.4 million award, we will be required to record an additional impairment charge in an amount equal to any reduction in the amount previously awarded. Such impairment loss would reduce our earnings and could have a significant adverse impact on our results of operations, financial condition and cash flows.

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

Date: November 9, 2010