Form 10-K
period 2010-12-31
CONSOLIDATED WATER CO LTD
filed 2011-03-16
CIK 928340

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

(Mark One)
	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

OR

	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
Yes       No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes       No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑      No 

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes      No 

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

Large accelerated filer 	Accelerated filer ☑	Non-accelerated filer 	Smaller reporting company 

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes       No ☑

The aggregate market value of common stock held by non-affiliates of the registrant, based on the closing sales price for the registrant’s common shares, as reported on the NASDAQ Global Select Market on June 30, 2010, was $165,544,541.

As of March 10, 2011, 14,558,937 shares of the registrant’s common shares were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements, including but not limited to, statements regarding our future revenues, future plans, objectives, expectations and events, assumptions and estimates. Forward-looking statements can be identified by use of the words or phrases “will”, “will likely result”, “are expected to”, “will continue”, “estimate”, “project”, “potential”, “believe”, “plan”, “anticipate”, “expect”, “intend”, “may,” “believe, “ or similar expressions and variations of such words. Statements that are not historical facts are based on our current expectations, beliefs, assumptions, estimates, forecasts and projections for our business and the industry and markets related to our business.

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

Our Netherlands subsidiary conducts business in U.S. dollars and our Mexico affiliate conducts business in U.S. dollars and Mexican pesos.

PART I

ITEM 1. BUSINESS

Overview

We develop and operate seawater desalination plants and water distribution systems in areas where naturally occurring supplies of potable water are scarce or nonexistent. Through our subsidiaries and affiliates, we operate 15 reverse osmosis desalination plants and provide the following services to our customers in the Cayman Islands, the Bahamas, Belize, the British Virgin Islands and Bermuda:

•
Retail Water Operations. We produce and supply water to end-users, including residential, commercial and government customers in the Cayman Islands under an exclusive retail license issued by the government to provide water in two of the most populated and rapidly developing areas in the Cayman Islands.  In 2010, our retail water operations generated approximately 43% of our consolidated revenues.

•
Bulk Water Operations. We produce and supply water to government-owned distributors in the Cayman Islands, Belize and the Bahamas.  In 2010, our bulk water operations generated approximately 50% of our consolidated revenues.

•
Services Operations. We provide engineering and management services for desalination projects, including designing and constructing desalination plants and managing and operating desalination plants owned by other companies.  In 2010, our services operations generated approximately 7% of our consolidated revenues.

•
Affiliate Operations. We have three affiliates. We own 50% of the voting rights and 43.5% of the equity rights of Ocean Conversion (BVI) Ltd. (“OC-BVI”), which produces and supplies bulk water to the British Virgin Islands Water and Sewerage Department. We own 40% of the voting rights of Consolidated Water (Bermuda) Limited, which has constructed and sold a plant to the Bermuda government and is presently operating this plant on the government’s behalf.  We expect to continue to manage the plant on behalf of the government into mid 2011. In May 2010, we acquired, through our recently organized wholly-owned Netherlands subsidiary, Consolidated Water Cooperatief, U.A., a 50% interest in N.S.C. Agua, S.A. de C.V., (“NSC”) a Mexican company.  NSC has been formed to pursue a project encompassing the construction, ownership and operation of a large seawater reverse osmosis desalination plant to be located in northern Baja California, Mexico and an accompanying pipeline to deliver water to the U.S. border.  NSC is in the development stage.

As of December 31, 2010, the number of plants we, or our affiliates, manage in each country and the production capacities of these plants are as follows:

Location	Plants	Capacity(1)
Cayman Islands	8	10.2
Bahamas	3	10.4
Belize	1	0.6
British Virgin Islands	2	0.8
Bermuda	1	0.6
Total	15	22.6
______________
(1)	In millions of U.S. gallons per day.

Strategy

Our strategy is to provide water services in areas where the supply of potable water is scarce and we believe the production of potable water by reverse osmosis desalination is, or will be, profitable. We have focused on the Caribbean basin and adjacent areas as our principal markets because they possess the following characteristics which make them attractive for our business:

•	little or no naturally occurring fresh water;
•	limited regulations and taxes allowing for higher returns;

•	a large proportion of tourist properties, which historically have generated higher volume sales than residential properties; and
•	growing populations and tourism levels.

Although we are currently focused primarily on these areas, we believe that our potential market includes any location with a demand for, but a limited supply of, potable water. The desalination of seawater is the most widely used process for producing fresh water in areas with an insufficient natural supply. In addition, in many locations, desalination is the only commercially viable means to expand the existing water supply. We believe that our experience in the development and operation of reverse osmosis desalination plants provides us with the capabilities to successfully expand our operations and we expect to expand our operations beyond our existing Caribbean markets in the future.

Key elements of our strategy include:

• Maximizing the benefits of our exclusive retail license on Grand Cayman. We plan to continue to increase operations within our exclusive retail license service area through organic growth and possible further investments, if opportunities become available.

• Expanding our existing operations in the Cayman Islands, Belize and The Bahamas. We plan to continue to seek new water supply agreements and licenses and will also focus on renewing our existing service contracts with extended terms and greater production levels.

• Penetrating new markets. We plan to continue to seek opportunities to profitably expand our operations into new markets that have significant unfulfilled demands for potable water.  These markets include the rest of the Caribbean basin, North, Central and South America, and elsewhere that we can provide water on a profitable basis and in favorable regulatory environments.  We may pursue these opportunities either on our own or through joint ventures and strategic alliances.

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

•
Ocean Conversion (BVI) Ltd. (“OC-BVI”). We own 50% of the voting stock of our affiliate, OC-BVI, a British Virgin Islands company, which sells bulk water to the Government of The British Virgin Islands Water and Sewage Department. We own an overall 43.5% equity interest in OC-BVI’s profits and certain profit sharing rights that raise our effective interest in OC-BVI’s profits to approximately 45%. OC-BVI also pays our subsidiary DesalCo Limited fees for certain engineering and administrative services.  We account for our investment in OC-BVI under the equity method of accounting.

•	DesalCo Limited (“DesalCo”). A Cayman Islands company, DesalCo provides management, engineering and construction services for desalination projects.

•
Consolidated Water (Bermuda) Limited (“CW-Bermuda”). In January 2007, our affiliate, Consolidated Water (Bermuda) Limited (“CW-Bermuda”) entered into a design, build, sale and operating agreement with the Government of Bermuda for a desalination plant to be built in two phases at Tynes Bay along the northern coast of Bermuda. Under the agreement, CW-Bermuda constructed and has been operating the plant since the second quarter of 2009.  We expect CW-Bermuda to operate the plant into the second quarter of 2011.  We have entered into a management services agreement with CW-Bermuda for the design, construction and operation of the Tynes Bay plant, under which we receive fees for direct services, purchasing activities and proprietary technology. Although we own only 40% of the common shares of CW-Bermuda, we consolidate its results in our consolidated financial statements as we are its primary financial beneficiary.

•
Consolidated Water Cooperatief, U.A. (“CW-Coop”).  CW-Coop is a wholly-owned Netherlands subsidiary organized in 2010.  In May 2010, CW-Coop acquired a 50% interest in N.S.C. Agua, S.A. de C.V., (“NSC”) a Mexican company. NSC has been formed to pursue a project encompassing the construction, ownership and operation of a large seawater reverse osmosis desalination plant to be located in northern Baja California, Mexico and accompanying pipelines to deliver water to the Baja region and to the U.S. border. NSC is in the development stage.  As we are providing all of the initial funding (up to $4.0 million) we consolidate its results in our consolidated financial statements.

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

For fiscal year 2010, our retail water, bulk water and service operations generated approximately 43%, 50% and 7%, respectively, of our consolidated revenues. For information about our business segments and geographical information about our operating revenues and long-lived assets, see Note 16 to our audited consolidated financial statements at Item 8 of this Annual Report.

Retail Water Operations

For fiscal years 2010, 2009 and 2008, our retail water operations accounted for approximately 43%, 40% and 34%, respectively, of our consolidated revenues. This business in the Cayman Islands produces and supplies water to end-users, including residential, commercial and government customers.

We sell water through our retail operations to a variety of residential and commercial customers through our wholly-owned subsidiary Cayman Water, which operates under an exclusive license issued to us by the Cayman Islands government under The Water Production and Supply Law of 1979.  As discussed below, this license was set to expire in July 2010 but has since been extended while negotiations for a new license take place.  Pursuant to the license, we have the exclusive right to produce potable water and distribute it by pipeline to our licensed service area which consists of the Seven Mile Beach and West Bay areas of Grand Cayman, two of the three most populated areas in the Cayman Islands.

Under our license, we pay a royalty to the government of 7.5% of our gross retail water sales revenues (excluding energy adjustments). The selling prices of water sold to our customers, except for the prices under our agreements with the Cayman Beach Suites Hotel, Britannia Golf Course and North Sound Golf Club, are set out under the license and vary depending upon the type and location of the customer and the monthly volume of water purchased. The license provides for an automatic adjustment for inflation or deflation on an annual basis, subject to temporary limited exceptions, and an automatic adjustment for the cost of electricity on a monthly basis. The Water Authority-Cayman, on behalf of the government, reviews and confirms the calculations of the price adjustments for inflation and electricity costs. If we want to adjust our prices for any reason other than inflation or electricity costs, we have to request prior approval of the Cabinet of the Cayman Islands government. Disputes regarding price adjustments are referred to arbitration. Our last price increase, requested in June 1985, was granted in full.

This license was set to expire on July 10, 2010 however we and the Cayman Islands government have agreed in correspondence to extend the license three times in order to provide sufficient time to negotiate the terms of a new license agreement.  The most recent extension of the term of the license by correspondence expired on January 4, 2011, but, based on the acquiescence of the Cayman Islands government, we are continuing to supply water to the service area specified in the license in accordance with the terms and conditions of the original July 1990 license.

The license negotiations have been recently impacted by two matters: (1) on February 14, 2011 the Water Production and Supply Law, 2011 (which replaces the Water (Production and Supply) Law (1996 Revision) under which we are licensed) and the Water Authority (Amendment) Law, 2011 (the "New Laws") were published on terms that they would come into force on such date as may be appointed by Order made by the Governor in Cabinet. We have sought but not yet obtained any official confirmation that such an Order has been issued and the New Laws may therefore not be in force as at this date. If the New Laws are in force it would mean that any further negotiations would be required to be conducted with the Water Authority-Cayman as principal and that any new license would be issued pursuant to the provisions of the New Laws which contemplate a rate of return on invested capital model as further discussed below; (2) the Cayman Islands government has offered in writing to extend the license until negotiations are completed or April 4, 2011 whichever is the earlier, on terms that we forgo our contractual right to a rate increase in line with inflation as of January 1, 2011, and that April, 4 2011 be agreed as the final termination date for negotiations. We have declined this offer, asserted our contractual rights to the rate increase, and proposed to continue in the interim the production and supply of water as it is an essential service to the Cayman Islands and we are the only entity in a position to continue that production and supply. We are waiting to hear further from the Cayman Islands government. No negotiation meetings have been held since the publication of the New Laws. At this stage we believe it is highly unlikely the license negotiations will be completed before the deadline April 4, 2011 deadline proposed by the Cayman Islands government.

We have been informed during our retail license renewal negotiations conducted with representatives of the Cayman Islands government that the Cayman Islands government seeks to restructure the terms of our license to employ a “rate of return on invested capital model” similar to that governing the sale of water to many U.S. municipalities. We have formally objected to the implementation of a “rate of return on invested capital model” on the basis that we believe that such a model would not promote the efficient operation of our water utility and could ultimately increase water rates to our customers. We believe such a model, if ultimately implemented, could significantly reduce the operating income and cash flows we have historically generated from our retail license and require us to record an impairment loss to reduce the $1.2 million carrying value of our retail segment’s goodwill.

If a new long-term license agreement is not entered into with the government, we would retain a right of first refusal to renew the license on terms that are no less favorable than those that the government might offer in the future to a third party.  See further discussion at Item 1.A. “Risk Factors.”

Facilities

Our retail operations in the Cayman Islands currently produce potable water at four reverse osmosis seawater conversion plants in Grand Cayman located at our Abel Castillo Water Works (“ACWW”, formerly Governor’s Harbour), West Bay and Britannia sites. We own the land for our ACWW and West Bay plants and have entered into a lease for the land for our Britannia plant until January 1, 2027.  The current production capacity of the two plants located at ACWW is 2.2 million U.S. gallons of water per day.  The production capacity of the Britannia plant is 715,000 U.S. gallons of water per day. The production capacity of the West Bay plant is 910,000 U.S. gallons of water per day.

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

In the event of an emergency, our distribution system is connected to the distribution system of the Water Authority-Cayman. In prior years we have purchased water from the Water Authority-Cayman for brief periods of time. We have also sold potable water to the Water Authority-Cayman.

Our pipeline system in the Cayman Islands covers the Seven Mile Beach and West Bay areas of Grand Cayman and consists of approximately 71 miles of polyvinylchloride and polyethylene pipeline. We extend our distribution system periodically as demand warrants. We have a main pipe loop covering the Seven Mile Beach area. We place extensions of smaller diameter pipe off our main pipe to service new developments in our service area. This system of building branches from the main pipe keeps construction costs low and allows us to provide service to new areas in a timely manner. During 2010, we completed a number of small pipeline extensions into newly developed properties within our distribution system.  Developers are responsible for laying the pipeline within their developments at their own cost, but in accordance with our specifications. When a development is completed, the developer then transfers operation and maintenance of the pipeline to us.

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

We bill our customers on a monthly basis based on metered consumption and bills are typically collected within 30 to 35 days after the billing date and receivables not collected within 45 days subject the customer to disconnection from water service.  In 2010, 2009 and 2008, bad debts represented less than 1% of our total annual retail sales. Customers who have had their service disconnected must pay re-connection charges.

The following table sets forth our approximate total number of customer connections as of, and for the indicated years ended December 31:

Retail Water Customer Connections

	2010	2009	2008	2007	2006
Number of Customer Connections	5,100	5,000	4,600	4,600	4,300

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

Bulk Water Operations

For fiscal years 2010, 2009 and 2008, our bulk water operations accounted for approximately 50%, 45% and 46%, respectively, of our consolidated revenues and are comprised of businesses in the Cayman Islands, The Bahamas and Belize. These businesses produce potable water from seawater and sell this water to governments and private customers.

Bulk Water Operations in the Cayman Islands

We sell bulk water in the Cayman Islands through our wholly-owned subsidiary OC-Cayman.

Facilities

We operate four reverse osmosis seawater conversion plants in Grand Cayman that are owned by the Water Authority-Cayman: the Red Gate, Lower Valley, North Sound and North Side Water Works plants, which have production capacities of approximately 1.3 million, 1.1 million, 1.6 million and 2.4 million U.S. gallons of water per day, respectively. The North Side Water Works (“NSWW”) plant was commissioned in June 2009.  The Red Gate plant was temporarily de-commissioned in December 2009 in order to carry out extensive rehabilitative and upgrade work to the plant as part of a new seven year operating contract with the Water Authority-Cayman.  The refurbished Red Gate plant was re-commissioned in July 2010.  The plants that we operate for the Water Authority-Cayman are located on land owned by the Water Authority-Cayman.

Customers

We provide bulk water on a take-or-pay basis to the Water Authority-Cayman, a government owned utility and regulatory agency, under various licenses and agreements. The Water Authority-Cayman in turn distributes that water to properties in the parts of Grand Cayman that are outside of our retail licensed area.

On November 30, 2008 at the expiration of the operations agreement, the Water Authority-Cayman took possession of the Red Gate plant for no consideration, in accordance with the terms of the water production and supply license. The license and operations agreement were extended for a period of one year, during which time we are required to operate and maintain the plant. In August 2008, the Water Authority-Cayman contracted with us to refurbish and make other improvements to the plant and granted to us a new 7-year operating agreement. This work was completed on 2 July 2010. The new 7-year license and operating agreement for the plant commenced on this date.

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

In August 2005 with effect from January 2006, we were granted a seven-year extension to the water supply license of the Lower Valley plant by the Cayman Islands government. Under the terms of this license, we increased the capacity of the Lower Valley plant to 1.1 million U.S. gallons of water per day in exchange for an increase in the capital component of the total price we charge for the water produced by the plant.

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

Electricity to our plant is supplied by Belize Electricity Limited. At the plant site, we maintain a diesel driven, standby generator with sufficient capacity to operate our water production equipment during any temporary interruption in the electricity supply. Feed water for the reverse osmosis units is drawn from deep wells with associated pumps on the property. Reject water is discharged into a brine well on the property at a level below that of the feed water intakes.

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

We have an exclusive 23-year contract with BWSL to supply a minimum of 1.75 million U.S. gallons of water per week, or upon demand up to 2.1 million U.S. gallons per week, on a take or pay basis. This contract terminates on March 23, 2026. BWSL has the right, with six months advance notice to us before the termination date, to renew the contract for a further 25-year period on the same terms and conditions.  The contract was amended on March 1, 2011 to increase the minimum supply to 290,000 U.S. gallons per day (equal to 2.03 million U.S. gallons per week), or upon demand up to approximately 12.7 million U.S. gallons per month.

On October 3, 2005, a controlling interest in BWSL was sold back to the Belize government. This transaction effectively reversed the 2001 privatization of BWSL. This change in control of our customer has not affected our contractual arrangement with BWSL.

Bulk Water Operations in The Bahamas

In The Bahamas, we sell bulk water through our majority-owned subsidiary, CW-Bahamas.

Facilities

We currently supply bulk water in The Bahamas from our Windsor, Blue Hill and Bimini plants. We supply water from our Windsor plant under the terms of a 15-year water supply agreement dated May 7, 1996 effective March 1998.  In October 2005, we temporarily expanded this plant’s capacity from 2.6 to 4.1 million U.S. gallons per day.  During August 2006, we relocated some of the portable reverse osmosis units used to expand our Windsor plant to our retail water operations in the Cayman Islands, reducing our Windsor plant production capacity to 3.1 million U.S. gallons per day. We supply water from our Blue Hill plant under the terms of a twenty-year water supply agreement dated May 20, 2005, effective July 2006. The Blue Hill plant is capable of producing 7.2 million U.S. gallons of potable water per day, and is our largest seawater conversion facility to date.  The Blue Hill plant water supply agreement was amended effective January 31, 2011.  Under the terms of the amended agreement we are required to increase the production capacity of the Blue Hill plant to 12 million U.S. gallons per day on or before September 30, 2011.   The Bimini plant has a capacity of 115,000 U.S gallons per day.

Electricity to our plants is supplied by Bahamas Electricity Corporation. We maintain a standby generator with sufficient capacity to operate essential equipment at our Windsor and Blue Hill plants and are able to produce water with these plants during any temporary interruptions in the electricity supply.

Feed water for the reverse osmosis units are drawn from deep wells with associated pumps on the property. Reject water is discharged into brine wells on the property at a deeper level than the feed water intakes.

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

Within the past three years, we have incurred penalties relating to the Windsor plant for not meeting diesel fuel and electricity efficiencies specified in our water sale agreement with the WSC. These penalties totaled $15,713, $63,433 and $112,622 in 2010, 2009 and 2008, respectively. We have undertaken a program to replace certain equipment prone to repetitive failure, and in 2008 successfully completed a program which significantly reduced the adverse impact on our operations of the fouling tendency of the feed water to the plant.

We are required to provide the WSC with at least 33.6 million U.S. gallons per week of potable water from the Blue Hill plant, and the WSC has contracted to purchase at least that amount from us on a take-or-pay basis. This water supply agreement expires on the later of July 26, 2026 or after the plant has produced 35.0 billion U.S. gallons of water. The Blue Hill plant water supply agreement was amended effective January 31, 2011.  Under the terms of the amended agreement we are required to increase the production capacity of the Blue Hill plant to 12 million U.S. gallons per day on or before September 30, 2011.  After the expansion is completed, we will be required to deliver and the WSC will be required to purchase a minimum of 52.5 million U.S. gallons per week.  The term of the water supply agreement will be extended at the date that the expansion is completed for a period of twenty years, or until the plant has delivered approximately 66.9 billion U.S. gallons of water, whichever occurs later.  At the conclusion of the initial term, the WSC has the option to:

•	extend the term for an additional five years at a rate to be negotiated;
•	exercise a right of first refusal to purchase any materials, equipment and facilities that CW-Bahamas intends to remove from the site, and negotiate a purchase price with CW-Bahamas; or
•	require CW-Bahamas to remove all materials, equipment and facilities from the site.

Services Operations

For fiscal years 2010, 2009 and 2008, our services operations accounted for approximately 7%, 15%, and, 20%, respectively, of our consolidated revenues and are comprised of businesses providing services in the Cayman Islands, the British Virgin Islands and Bermuda. These businesses provide engineering and management services, including designing and constructing desalination plants, and managing and operating plants owned by other companies.

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

Customer

OC-BVI sells bulk water to the Government of The British Virgin Islands Water and Sewerage Department (“BVIW&S”), which distributes the water through its own pipeline system to residential, commercial and tourist properties on the islands of Tortola and Jost Van Dyke in the British Virgin Islands.  During 2010, OC-BVI supplied BVIW&S with 306 million U.S. gallons of water from three desalination plants located at Baughers Bay and Bar Bay, Tortola, and the island of Jost Van Dyke in the British Virgin Islands.  On March 29, 2010, OC-BVI vacated the Baughers Bay plant and the BVI government assumed direct responsibility for the plant’s operations.

Facilities

Through March 29, 2010, OC-BVI operated a seawater reverse osmosis plant at Baughers Bay, Tortola, in the British Virgin Islands, which had a production capacity of 1.7 million U.S. gallons per day. The plant had an advanced energy recovery system, generated its own electrical power on site using two large diesel driven generator units and also purchased electricity from the BVI Electric Co. to power ancillary equipment and provide building lighting.

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

In 2007, OC-BVI completed the construction of a 720,000 U.S. gallons per day plant at Bar Bay, Tortola, in the British Virgin Islands. This plant began supplying water to the BVI government in January 2009.  The definitive contract for the sale of water from this plant was signed on March 4, 2010.  The contract has a term of seven years with a seven year renewal option exercisable by the BVI government.

OC-BVI’s plant on the island of Jost Van Dyke was expanded in 2009 and has a capacity of 60,000 U.S. gallons per day.  This plant operates under a contract with the BVI government that expires July 8, 2013.

Reverse Osmosis Technology

The conversion of seawater to potable water is called desalination. The two primary forms of desalination are distillation and reverse osmosis. Both methods are used throughout the world and technologies are improving to lower the costs of production. Reverse osmosis is a fluid separation process in which the saline water is pressurized and the fresh water is separated from the saline water by passing through a semi-permeable membrane which rejects the salts. The saline (or seawater) water is first passed through a pretreatment system, which generally consists of fine filtration and the addition of treatment chemicals if required. Pre-treatment removes suspended solids and organics which could cause fouling of the membrane surface. Next, a high-pressure pump pressurizes the saline water thus enabling a 40% conversion of the saline water to fresh water as it passes through the membrane, while more than 99% of the dissolved salts are rejected and remain the concentrated saline water. This remaining feed water which has now been concentrated is discharged without passing through the membrane. The remaining hydraulic energy in the concentrated feed water is transferred to the initial saline feed water with an energy recovery device thus reducing the total energy requirement for the reverse osmosis system. The final step is post-treatment, which consists of stabilizing the produced fresh water, thereby removing undesirable dissolved gases, adjusting the pH and providing chlorination to prepare it for distribution.

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

Seasonal Variations in Our Business

Our operations are affected by the levels of tourism and are subject to seasonal variations in our service areas. Demand for our water in the Cayman Islands, Belize, Bimini and the Bahamas is affected by variations in the level of tourism and local weather, primarily rainfall. Tourism in our service areas is affected by the economies of the tourists’ home countries, primarily the United States and Europe, terrorist activity and perceived threats thereof, and increased costs of fuel and airfares. We normally sell more water during the first and second quarters, when the number of tourists is greater and local rainfall is less, than in the third and fourth quarters.

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

The Cayman Islands

The Cayman Islands are a British Overseas Territory and have had a stable political climate since 1670, when the Treaty of Madrid ceded the Cayman Islands to England. The Queen of England appoints the Governor of the Cayman Islands to make laws with the advice and consent of the legislative assembly. There are 15 elected members of the legislative assembly and three members appointed by the Governor from the Civil Service. The Cabinet is responsible for day-to-day government operations. The Cabinet consists of five ministers who are chosen by the legislative assembly from its 15 popularly elected members, and the three Civil Service members. The elected members choose from among themselves, a leader who is designated the Premier and is in effect the leader of the elected government. The Governor has reserved powers and the United Kingdom retains full control over foreign affairs and defense. The Cayman Islands are a common law jurisdiction and have adopted a legal system similar to that of the United Kingdom.

The Cayman Islands have no taxes on profits, income, distributions, capital gains or appreciation. We have exemptions from, or receive concessionaire rates of customs duties on capital expenditures for plant and major consumable spare parts and supplies imported into the Cayman Islands as follows:

•
We do not pay import duty or taxes on reverse osmosis membranes, electric pumps and motors and chemicals, but we do pay duty at the rate of 10% of the cost, including insurance and transportation to the Cayman Islands, of other plant and associated materials and equipment to manufacture or supply water in the Seven Mile Beach or West Bay areas. We have been advised by the Government of the Cayman Islands that we will not receive any duty concessions in our new retail water license; and

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

The British Virgin Islands

The British Virgin Islands (the “BVI”) is a British Overseas Territory, with the Queen as the Head of State and Her Majesty’s representative, the Governor, responsible for external affairs, defense and internal security, the Civil Service and administration of the courts.  Since 1967, the BVI has held responsibility for its own internal affairs.

The BVI Constitution provides for the people of the BVI to be represented by a ministerial system of government, led by an elected Premier, a Cabinet of Ministers and the House of Assembly.  The House of Assembly comprises 13 elected representatives, the Attorney General, and the Speaker.

The judicial system, based on English law, is under the direction of the Eastern Caribbean Supreme Court, which includes the High Court of Justice and the Court of Appeal.  The ultimate appellate court is the Privy Council in London.

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

According to the most recent information published by the Economics and Statistics Office of the Cayman Islands Government, the population of the Cayman Islands was estimated in December 2009 to be approximately 52,830. According to the figures published by the Department of Tourism Statistics Information Center, during the year ended December 31, 2010, tourist air arrivals increased by 6% and tourist cruise ship arrivals increased by 5.1% over the 2009.

Total visitors for the year increased from 1.8 million in 2009 to 1.9 million in 2010. We believe that our water sales in the Cayman Islands are more positively impacted by tourists that arrive by air than by those arriving by cruise ship, since cruise ship tourists generally only remain on island for one day or less as they do not remain on island overnight.

Tourist air arrivals increased 5.75% and cruise ship arrivals increased 6.1% in January 2011, compared to the same period in 2010. At this time we believe these trends will continue through 2011.

In December 2005, the Ritz-Carlton Hotel, condominiums and golf course development began operations. This development is required to purchase potable water from us for the hotel and condominiums under the terms of our exclusive license agreement, but not for irrigation of its golf course.

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

The Town of Camana Bay commenced construction in 2005 and will be developed over several decades. The Camana Bay development is situated on 500 acres stretching from the Caribbean Sea to the North Sound within our retail license area on West Bay Beach, and is mixed-use master-planned community, which includes retail, residential and institutional properties.

Our current operations in Belize are located on Ambergris Caye, which consists of residential, commercial and tourist properties in the town of San Pedro. This town is located on the southern end of Ambergris Caye. Ambergris Caye is one of many islands located east of the Belize mainland and off the southeastern tip of the Yucatan Peninsula.  Ambergris Caye is approximately 25 miles long and, according to the Central Statistical Office “Belize: 2005 Mid-Year Population Estimates by Region and Sex”,  has a population of about 12,400 residents and is the second largest city in the Belize District and the largest city in the Belize Rural South constituency. We provide bulk potable water to BWSL, which distributes this water to this market. BWSL currently has no other source of potable water on Ambergris Caye. Our contract with BWSL makes us their exclusive producer of desalinated water on Ambergris Caye though 2026.

A 185 mile long barrier reef, which is the largest barrier reef in the Western Hemisphere, is situated just offshore of Ambergris Caye. This natural attraction is becoming a choice destination for scuba divers and tourists. According to information published by the Belize Trade and Investment Development Service, tourism is Belize’s second largest source of foreign income, next to agriculture.

Our current operations in The Bahamas are located on South Bimini Island and in Nassau on New Providence. The Bimini Islands consist of North Bimini and South Bimini, and are two of 700 islands which comprise The Bahamas. The Bimini Islands are located approximately 50 miles east of Ft. Lauderdale, Florida and are a premier destination for sport fishing enthusiasts. The population of the Bimini Islands is approximately 1,600 persons and the islands have about 200 hotel and guest rooms available for tourists. The total land area of the Bimini Islands is approximately 9 square miles.  New Providence, Lyford Caye and Paradise Island, connected by several bridges, are located approximately 150 miles east southeast of the Bimini Islands. With an area of 151 square miles and a population of approximately 211,000, Nassau is the political capital and commercial hub of The Bahamas, and accounts for more than two-thirds of the 4 million tourists who visit The Bahamas annually.

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

The Bahamas. On South Bimini Island in The Bahamas, we supply water to a private developer and do not have competitors. GE Water operates a seawater desalination plant on North Bimini Island. We competed with companies such as GE Water, Veolia, IDE, OHL Inima and Biwater for the new contract with the Bahamian government to build and operate a seawater desalination plant at Blue Hill, New Providence, Bahamas. We expect to compete with these companies and others for future water supply contracts in The Bahamas.

British Virgin Islands. In the British Virgin Islands, GE Water operates seawater desalination plants in West End and Sea Cows Bay, Tortola, and on Virgin Gorda and generally bids against OC-BVI for projects.  Biwater PLC was recently awarded a 16 year contract to construct and operate a 2.75 million U.S. gallon per day desalination plant in Tortola for the British Virgin Islands government.

To implement our growth strategy outside our existing operating areas, we will have to compete with some of the same companies we competed with for the Blue Hill project in Nassau, Bahamas such as GE Water, Veolia, IDE Technologies, OHL Inima, and Biwater and as well as other smaller companies.  Some of these companies currently operate in areas in which we would like to expand our operations and already maintain worldwide operations having greater financial, managerial and other resources than our company. We believe that our low overhead costs, knowledge of local markets and conditions and our efficient manner of operating desalinated water production and distribution equipment provide us with the capabilities to effectively compete for new projects in the Caribbean basin and surrounding areas.

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

Employees

As of March 10, 2011, we employed a total of 113 persons, 66 in the Cayman Islands, 17 in The Bahamas, 22 in the United States, two in Bermuda and six in Belize. We also managed the five employees of OC-BVI in the British Virgin Islands. We have 10 management personnel and 26 administrative and clerical employees. The remaining employees are engaged in engineering, purchasing, plant maintenance and operations, pipe laying and repair, leak detection, new customer connections, meter reading and laboratory analysis of water quality. None of our employees is a party to a collective bargaining agreement. We consider our relationships with our employees to be good.

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

In the Cayman Islands, we provide water to retail customers under a 20 year license issued to us in July 1990 by the Cayman Islands government that grants us the exclusive right to provide water to retail customers within our licensed service area. Our service area is comprised of an area on Grand Cayman that includes the Seven Mile Beach and West Bay areas, two of the three most populated areas in the Cayman Islands. For the year ended December 31, 2010, we generated approximately 43% of our consolidated revenues and 70% of our consolidated gross profits from the retail water operations conducted pursuant to our exclusive license.   If we are not in default of any terms of the license, we have a right of first refusal to renew the license on terms that are no less favorable than those that the government offers to any third party.

This license was set to expire on July 10, 2010 however we and the Cayman Islands government have agreed in correspondence to extend the license three times in order to provide sufficient time to negotiate the terms of a new license agreement.  The most recent extension of the term of the license by correspondence expired on January 4, 2011, but, based on the acquiescence of the Cayman Islands government, we are continuing to supply water to the service area specified in the license in accordance with the terms and conditions of the original July 1990 license.

The license negotiations have been recently impacted by two matters: (1) on February 14, 2011 the Water Production and Supply Law, 2011 (which replaces the Water (Production and Supply) Law (1996 Revision) under which we are licensed) and the Water Authority (Amendment) Law, 2011 (the "New Laws") were published on terms that they would come into force on such date as may be appointed by Order made by the Governor in Cabinet. We have sought but not yet obtained any official confirmation that such an Order has been issued and the New Laws may therefore not be in force as at this date. If the New Laws are in force it would mean that any further negotiations would be required to be conducted with the Water Authority-Cayman as principal and that any new license would be issued pursuant to the provisions of the New Laws which contemplate a rate of return on invested capital model as further discussed below; (2) the Cayman Islands government has offered in writing to extend the license until negotiations are completed or April 4, 2011 whichever is the earlier, on terms that we forgo our contractual right to a rate increase in line with inflation as of January 1, 2011, and that  April, 4 2011 be agreed as the final termination date for negotiations. We have declined this offer, asserted our contractual rights to the rate increase, and proposed to continue in the interim the production and supply of water as it is an essential service to the Cayman Islands and we are the only entity in a position to continue that production and supply. We are waiting to hear further from the Cayman Islands government. No negotiation meetings have been held since the publication of the New Laws. At this stage we believe it is highly unlikely the license negotiations will be completed before the deadline April 4, 2011 deadline proposed by the Cayman Islands government.

We have been informed during our retail license renewal negotiations conducted with representatives of the Cayman Islands government that the Cayman Islands government seeks to restructure the terms of our license to employ a “rate of return on invested capital model” similar to that governing the sale of water to many U.S. municipalities. We have formally objected to the implementation of a “rate of return on invested capital model” on the basis that we believe that such a model would not promote the efficient operation of our water utility and could ultimately increase water rates to our customers. We believe such a model, if ultimately implemented, could significantly reduce the operating income and cash flows we have historically generated from our retail license and require us to record an impairment loss to reduce the $1.2 million carrying value of our retail segment’s goodwill.  Such impairment loss could be material to our results of operations.

If a new long-term license agreement is not entered into with the government, we would retain a right of first refusal to renew the license on terms that are no less favorable than those that the government might offer in the future to a third party.

If we do not enter into a new license agreement, and no other party is awarded a license, we expect to be permitted to continue to supply water to its service area.  However, the terms of such continued supply may not be as favorable to us as the terms in the July 11, 1990 license agreement.  It is possible that the government could offer a third party a license to service some or all of our present service area.  In such event, we may assume the license offered to the third party by exercising our right of first refusal.  The terms of the new license agreement may not be as favorable to us as the terms under which we are presently operating and could reduce the operating income and cash flows we have historically generated from our retail license and require us to record an impairment loss to reduce the $1.2 million carrying value of our retail segment’s goodwill.  Such impairment loss could be material to our results of operations.

We rely on fixed-term water supply and/or service agreements with our bulk customers in the Cayman Islands, Belize and The Bahamas, which may not be renewed or may be renewed on terms less favorable to us.

All of our bulk water supply agreements are for fixed terms ranging originally from seven to 23 years and with a range of approximately two to 16 years remaining. Upon expiration, these agreements may not be renewed or may be renewed on terms less favorable to us. In addition, certain of these agreements for plants not owned by us provide for our customers to take over the operations of the plant upon expiration of the contract term. If this occurs, we may no longer generate income from such plant. In instances where we own the plant that produces the water under an agreement that is not renewed or renewed with lower production quantities, we may not be able to find a new customer for the plant’s excess production capacity. If our fixed-term agreements are not renewed or are renewed on terms less favorable to us, our results of operations, cash flows and financial condition could be adversely affected.

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

After conducting hearings in October 2009 the Court ordered the BVI government to pay OC-BVI at the rate of $13.91 per thousand imperial gallons for water produced by OC-BVI from December 20, 2007 to present, which amounted to a total recovery for OC-BVI of $10.4 million as of September 17, 2009. The BVI government made a payment of $2.0 million to OC-BVI under the Court order during the fourth quarter of 2009, a second payment of $2 million under the Court order in July 2010 and a third payment of $1 million under the Court order in February 2011.

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

After considering the September and October 2009 rulings of the Court of the Caribbean relating to the Baughers Bay dispute, we determined that the carrying value of our investment in OC-BVI exceeded the estimated fair value for our investment in OC-BVI by approximately $160,000 as of September 30, 2009 and therefore recognized an impairment loss of this amount on this investment during the three months ended September 30, 2009. In February 2010, the BVI government announced it had signed a long-term contract with another company for the construction of a new water plant to serve Tortola. We believe this new contract with another company makes it unlikely that OC-BVI will be able to obtain a new long-term operating contract for Baughers Bay. Accordingly, our calculation of the estimated fair value of our equity investment in OC-BVI as of December 31, 2009 did not include any future cash flows to OC-BVI from a long term operating contract for the Baughers Bay plant and as a result we recorded an additional impairment loss for our equity investment in OC-BVI of $(4,500,000) during the fourth quarter of 2009.  The remaining carrying value of our investment in OC-BVI of $7.8 million as of December 31, 2010 assumes OC-BVI will collect in full the remaining $5.4 million awarded by the Court and will not be required to return any of the $5.0 million paid to date by the BVI government under the Court order.  Should the BVI government be successful in its appeal to reduce the $10.4 million award, we will be required to record an additional impairment charge in an amount equal to any reduction in the amount previously awarded. Such impairment loss would reduce our earnings and could have a significant adverse impact on our results of operations, financial condition and cash flows.

We do not have sole control over our affiliate, OC-BVI. A divergence of our interests and the interests of OC-BVI’s other voting shareholder could adversely affect the operations of OC-BVI and decrease the value of our investment in OC-BVI.

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

Our top two bulk water customers, the Water Authority-Cayman and the WSC, accounted for approximately 14 % and 31%, respectively, of our consolidated revenues for the year ended December 31, 2010.  If either of these customers terminate or decide not to renew their contracts with us, or renew such contracts on terms that are less favorable to us, or become unable for financial or other reasons to comply with the terms of our contracts with them, our results of operations and financial condition would be adversely affected.

Our operations are affected by tourism and are subject to seasonal fluctuations which could affect demand for our water and impact our revenues and results of operations.

Our operations are affected by the levels of tourism and are subject to seasonal variations in our service areas. Demand for our water in the Cayman Islands, Belize, Bimini and the Bahamas is affected by variations in the level of tourism and local weather, primarily rainfall. Tourism in our service areas is affected by the economies of the tourists’ home countries, primarily the United States and Europe, terrorist activity and perceived threats thereof, and increased costs of fuel and airfares. We normally sell more water during the first and second quarters, when the number of tourists is greater and local rainfall is less, than in the third and fourth quarters. A downturn in tourism or greater than expected rainfall in the locations we serve could adversely affect our revenues and results of operations.

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

Our bulk water supply contracts require us to deliver specified minimum volumes of water. During a period from October 2004 to February 2008, we were unable to deliver the minimum water volumes required under one of our bulk water supply contracts because of mechanical equipment problems and membrane fouling. At present, we believe we have resolved the minimum supply issues for this plant. However, membrane fouling or other technical problems could occur at any of our plants, and if we are unable to meet the production minimums due to such operating issues, we could be in technical default of the supply contract and subject to various adverse consequences, including financial penalties or cancellation of the contract.

We have committed up to $4 million to fund the developmental costs for a possible project in Mexico, and may elect to expend more than this $4 million to pursue this project.  However, we could decide in the future, after expending these funds, that the project is not viable.

In May 2010, we acquired, through our wholly-owned Netherlands subsidiary, Consolidated Water Cooperatief, U.A., a 50% interest in N.S.C. Agua, S.A. de C.V., (“NSC”) a Mexican company.  NSC has been formed to pursue a project encompassing the construction, ownership and operation of a 100 million gallon per day seawater reverse osmosis desalination plant to be located in northern Baja California, Mexico and an accompanying pipeline to deliver water to the U.S. border.   We and our partners in NSC believe such a project can  be successful due to what we anticipate will be a growing need for a new potable water supply for the areas of northern Baja California, Mexico and Southern California, United States.  To complete this project we have engaged an engineering group with extensive regional experience and have partnered with Doosan Heavy Industries and Construction, a global leader in the engineering, procurement and construction of large seawater desalination plants.  Once completed, we would operate the plant while retaining a minority position in its ownership.  NSC is in the development stage, and is presently involved in seeking contracts for the purchase of land on which to build the plant and for the electric power and feed water sources for the plant’s proposed operations.  In addition to obtaining these contracts, NSC will be required to complete various other steps before it can commence construction of the plant and pipeline including, but not limited to, obtaining approvals and permits from various governmental agencies in Mexico and the United States, securing contracts with its proposed customers to sell water in sufficient quantities and at prices that make the project financially viable, and obtaining equity and debt financing for the project. NSC’s potential customers will also be required to obtain various governmental permits and approvals in order to purchase water from NSC.

For our 50% interest in NSC, we have agreed to provide initial funding of up to $4 million in the form of equity for NSC’s development activities.  Because we exercise effective financial control over NSC and our partners in NSC will not participate in funding the first $4 million in losses that NSC may incur, we consolidate NSC’s results of operations.  Included in our consolidated results of operations for year ended December 31, 2010 is approximately $1.7 million in general and administrative expenses, consisting of organizational, legal, accounting, engineering, consulting and other costs relating to the project development activities of NSC.  Approximately $1.8 million and $800,000 of our initial funding commitment remained as of December 31, 2010 and the date of this filing, respectively.  We anticipate that substantially all of the initial funding we provide for NSC’s development activities will be expensed.

We may decide to expend significant funds beyond the initial $4 million to continue to pursue this project, including those necessary to purchase the land for the plant.

We estimate that it will take approximately one year for NSC to complete all of the activities (which include purchasing the land for the plant, securing feed water and power supplies, completing the engineering and feasibility studies, negotiating the customer contracts, obtaining the required permits and arranging the project financing) necessary to commence construction of the plant. However, completing these activities could take significantly longer than a year.  NSC may ultimately be unable to complete all the activities required to proceed with the project.

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

Our success depends upon the abilities of our executive officers. In particular, the loss of the services of Fredrick W. McTaggart, our President and Chief Executive Officer, could be detrimental to our operations and our continued success. Mr. McTaggart has an employment agreement expiring on December 31, 2013. Each year, the term of this agreement may be extended for an additional year. However, we cannot guarantee that Mr. McTaggart will continue to work for us during the term of his agreement or will enter into any extensions thereof.

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

Although we report our results in United States dollars, the majority of our revenue is earned in other currencies. All of the currencies in our operating areas other than the Mexican peso have been fixed to the United States dollar for over 20 years and we do not employ a hedging strategy against exchange rate risk associated with our reporting in United States dollars. If any of these fixed exchange rates becomes a floating exchange rate our results of operations and financial condition could be adversely affected.

We may enter new markets in the future in which we do not have a contractual commitment for our products or existing customers.

Our strategy contemplates potential entry into new markets, such as Mexico, where we believe a demand for potable water exists beyond the current supply of potable water in those markets.  We may incur significant business development expenses in the pursuit of new markets prior to obtaining a contract for services in these markets, and such expenses could have an adverse impact on our results of operations.  We may decide to enter such markets by building new reverse osmosis desalination plants before we have obtained a contract for the sale of water produced by the new plant or before we have established a customer base for the water produced by the new plant. If after completing such plant we are unable to obtain a contract or sufficient number of customers for the plant, we may be unable to recover the cost of our investment in the plant, which could have a material adverse effect on our financial condition, results of operations and cash flows.

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

During the year ended December 31, 2010, the average daily trading volume of our common shares was approximately 76,900 shares, a much lower trading volume than the stock of many other companies listed on the NASDAQ Global Select Market. A public trading market having the desired characteristics of depth, liquidity and orderliness depends on the presence in the market of willing buyers and sellers of our common shares at any given time. This presence in turn depends on the individual decisions of investors and general economic and market conditions over which we have no control. As a consequence of the limited volume of trading in our common shares, an investor in our stock may have difficulty selling a large number of our common shares in the manner or at the price that might be attainable if our common shares were more actively traded. In addition, as a result of our low trading volume, the market price of our common shares may not accurately reflect their value.

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

None.

ITEM 2.      PROPERTIES

Cayman Island Properties

Abel Castillo Water Works (formerly Governor’s Harbour)

We own our Abel Castillo Water Works (“ACWW”) site and the 12,812 square feet of buildings, which contain two reverse osmosis water treatment plants, a distribution pump house and warehouse space, and operate and maintain the site through our wholly-owned subsidiary, Cayman Water. The site is located on 3.2 acres, including 485 feet of waterfront. The current water production capacity of our site is 2.2 million U.S. gallons per day by two separate water plants designated GHB-1 and GHB-2 with rated production capacities of 1.2 million and 1 million U.S. gallons per day respectively. On this site we also have three 1.0 million U.S. gallon potable water storage tanks and a high service distribution pump house.

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

Corporate Office

We lease approximately 5,500 square feet of office space at the Regatta Office Park, West Bay Road, Grand Cayman, Cayman Islands. In October 2007, we exercised an option to extend this lease through April 30, 2011.  In 2011, we extended the lease again through April 30, 2014.

Red Gate Road Plant

Under the terms of the water production and supply license between OC-Cayman and the government of the Cayman Islands, OC-Cayman is allowed to use the property and the plant for the Red Gate Road plant to produce approximately 1.3 million U.S. gallons of desalinated water per day for sale to the Water Authority-Cayman. On November 30, 2008, the license was extended for a period of one year, during which time OC-Cayman was required to continue to operate and maintain the plant.  In August 2008, the Water Authority-Cayman asked OC-Cayman to refurbish and make other improvements to the plant. The work was completed in July 2010. OC-Cayman was granted a new seven year license and operating agreement for the plant that commenced on that date.

Lower Valley Plant

OC-Cayman provided the plant and equipment to the Water Authority-Cayman under a vendor-financed sale and operating agreement which has been extended on two occasions. OC-Cayman operates the electrically-powered 1.1 million U.S. gallons per day rated plant and supplies water to the Water Authority-Cayman.

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

North Sound Plant

Construction of this plant was completed in November 2002. OC-Cayman provided the plant and equipment to the Water Authority-Cayman under a seven-year vendor-financed sale and operating agreement. OC-Cayman operates the electrically powered plant and supplies approximately 1.6 million U.S. gallons of desalinated water per day to the Water Authority-Cayman. OC-Cayman leases the property on which the plant is located from the Water Authority-Cayman for a minimal annual rent, for the duration of the sale and operating agreement. The sale and operating agreement and property lease were recently extended and expire in the first quarter of 2014. Responsibility for operation of the plant passes to the Water Authority-Cayman upon expiration of the sale and operating agreement.

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

Belize Properties

We own our San Pedro water production facility in Ambergris Caye, Belize. The plant consists of a one story concrete block building, which contains a seawater RO water production plant with a production capacity of 550,000 U.S. gallons per day and a 1.0 million U.S. gallon storage tank.  We lease the land on which our plant is located from the Government of Belize at an annual rent of BZE$1.00. This lease expires in April 2026.

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

In July 2006, we substantially completed construction of a second water production facility in Nassau, New Providence: the Blue Hill plant. With a production capacity of 7.2 million U.S. gallons per day this plant is the largest desalination plant we have built or operated to date. The plant is powered by a combination of diesel engine-driven high-pressure pumps, and electrical power purchased from the Bahamas Electricity Corporation to power all other loads in the plant. The plant is contained within a 16,000 sq. ft. concrete and steel building that also contains a warehouse, workshop and offices. It is located on land owned by the Water and Sewerage Corporation of The Bahamas and our 20 year water sales agreement gives us a license to use the land throughout the term of that agreement.

U.S. Property

In July 2005, we guaranteed the financial obligations of a five year lease in Deerfield Beach, Florida for approximately 7,200 square feet of office and warehouse space for Aquilex, Inc., our wholly-owned U.S. subsidiary.  This lease will terminate in late March 2011, at which time Aquilex will relocate under a new five year lease to a 6,500 square foot office located in Fort Lauderdale, Florida.  Effective October 1, 2010, our warehouse was relocated to a 4,100 square foot warehouse in Sunrise, Florida.

ITEM 3.      LEGAL PROCEEDINGS

Our affiliate, OC-BVI, is involved in litigation with the BVI government.  For information relating to this dispute, see “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations Material Commitments, Expenditures and Contingencies.”

From time to time the Company is involved in legal proceedings or claims arising in the normal course of business. Other than already disclosed, we are not aware of any legal proceedings or claims, either threatened or pending, that we believe could result in a material adverse effect on our financial position or results of operations.

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

	High	Low
First Quarter 2010	$14.50	$12.15
Second Quarter 2010	15.00	11.17
Third Quarter 2010	12.19	8.15
Fourth Quarter 2010	10.42	8.63

First Quarter 2009	$12.71	$6.56
Second Quarter 2009	18.18	10.30
Third Quarter 2009	19.96	14.85
Fourth Quarter 2009	15.95	12.63

No trading market exists for our redeemable preferred shares, which are only issued to, or purchased by, long-term employees of our company and must be held by these employees for a period of four years before they vest.

On December 10, 2010, we issued 3,471 shares of common stock to our directors under the Non-Executive Directors’ Share Plan in consideration for their service on our Board of Directors and the committees thereof. See “Item 11. Executive Compensation — Director Compensation.”

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

Holders

On March 10, 2011, we had 833 holders of record of our common stock.

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

Fourth Quarter 2010	$0.075	Per Share
Third Quarter 2010	0.075	Per Share
Second Quarter 2010	0.075	Per Share
First Quarter 2010	0.075	Per Share

Fourth Quarter 2009	$0.075	Per Share
Third Quarter 2009	0.075	Per Share
Second Quarter 2009	0.065	Per Share
First Quarter 2009	0.065	Per Share

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

ITEM 6.      SELECTED FINANCIAL DATA

The table below contains selected financial data, expressed in U.S. dollars, derived from our audited consolidated financial statements for each of the years in the five-year period ended December 31, 2010. Our consolidated financial statements are prepared in accordance with the accounting principles generally accepted in the United States (“US-GAAP”). As a result, all financial information presented herein has been prepared in accordance with US-GAAP. This selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and with our consolidated financial statements and related notes thereto contained elsewhere in this Annual Report.
	Year Ended December 31,
	2010	2009	2008	2007	2006
Statement of Income Data:
Revenue	$50,708,554	$58,019,517	$65,678,959	$54,076,865	$42,607,330
Net Income	6,292,025	6,098,571	7,209,716	11,387,651	7,521,126
Balance Sheet Data:
Total Assets	152,201,566	154,475,781	154,656,574	149,330,884	138,961,343
Long Term Debt Obligations (including current portion)	18,306,785	21,129,267	22,358,340	23,500,593	24,654,660
Redeemable Preferred Stock	10,070	10,315	10,420	12,650	14,983
Non-controlling interests	1,600,167	1,449,030	2,020, 721	1,954,754	1,495,755
Dividends Declared Per Share	$0.30	$0.28	$0.33	$0.20	$0.24
Basic Earnings Per Share	$0.43	$0.42	$0.50	$0.79	$0.60
Weighted Average Number of Shares	14,547,065	14,535,192	14,519,847	14,404,732	12,440,195
Diluted Earnings Per Share	$0.43	$0.42	$0.50	$0.79	$0.59
Weighted Average Number of Shares	14,597,894	14,588,144	14,538,971	14,495,364	12,737,486

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Our objective is to provide water services in areas where the supply of potable water is scarce and where the use of reverse osmosis (“RO”) technology to produce potable water is economically feasible.

We intend to increase revenues by developing new business opportunities both within our current service areas and in new areas. We expect to maintain operating efficiencies by continuing to focus on our successful business model and by properly executing our equipment maintenance and water loss mitigation programs. We believe that many water scarce countries in the Caribbean basin, North, Central and South America, and other select markets present opportunities for operation of our plants in favorable regulatory environments.

Our operations and activities are now conducted at 15 plants in five countries: the Cayman Islands, The Bahamas, the British Virgin Islands, Belize and Bermuda and in three business segments: retail, bulk and services. The following table sets forth the comparative combined production capacity of our retail, bulk and affiliate operations as of December 31 of each year.

Comparative Operations
2010			2009
Location	Plants	Capacity(1)	Location	Plants	Capacity(1)
Cayman Islands	8	10.2	Cayman Islands	8	10.2
Bahamas	3	10.4	Bahamas	3	10.4
Belize	1	0.6	Belize	1	0.6
British Virgin Islands	2	0.8	British Virgin Islands	3	2.5
Bermuda	1	0.6	Bermuda	1	0.6
Total	15	22.6	Total	16	24.3
________________________
(1)	In millions of U.S. gallons per day.

Cayman Islands

We have been operating our business on Grand Cayman Island since 1973 and have been using RO technology to convert seawater to potable water since 1989. There is a limited natural supply of fresh water on the Cayman Islands. We currently have an exclusive license from the Cayman Islands government to process potable water from seawater and then sell and distribute that water by pipeline to Seven Mile Beach and West Bay, Grand Cayman. Our operations consist of eight reverse osmosis seawater conversion plants which provide water to approximately 5,100 retail residential and commercial customers within a government licensed area and bulk water sales to the Water Authority-Cayman. Our pipeline system in the Cayman Islands covers the Seven Mile Beach and West Bay areas of Grand Cayman and consists of approximately 71 miles of polyvinyl chloride and high density polyethylene pipe.

Bahamas

CW-Bahamas produces potable water from three reverse osmosis seawater conversion plants. Two of these plants, the Windsor plant and the Blue Hill plant, are located in New Providence and have a total installed capacity of 10.4 million U.S. gallons per day. CW-Bahamas supplies water from these plants on a take or pay basis to the Water and Sewerage Corporation of The Bahamas under long-term build, own and operate supply agreements.  During 2010, we supplied approximately 3.0 billion U.S. gallons (2009: 3.1 billion U.S. gallons) of water to the Water and Sewerage Corporation from these plants. CW-Bahamas’ third plant is located in Bimini, has a capacity of 115,000 U.S. gallons per day, and provides potable water to the Bimini Sands Resort and to the Bimini Beach Hotel. We have also sold water intermittently to the WSC from our Bimini plant when their regular supply was unavailable.

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

British Virgin Islands

We hold an equity position in, and shared management of, OC-BVI.  This affiliate produces potable water from two reverse osmosis seawater conversion plants located at Bar Bay, Tortola and the island of Jost Van Dyke.  The plants at Bar Bay and Jost Van Dyke have a total installed capacity of 720,000 and 60,000 U.S. gallons per day, respectively, and provide water to the Department of Water and Sewerage of the Ministry of Communications and Works of the Government of the British Virgin Islands. During the three years ended December 31, 2010, OC-BVI also sold water to the Department of Water and Sewerage from a plant with a 1.7 million U.S. gallon per day capacity located at Baughers Bay, Tortola.  However, on March 29, 2010, as the result of the legal resolution of an on-going dispute between OC-BVI and the BVI government over ownership of this plant, OC-BVI vacated the Baughers Bay plant and the BVI government assumed direct responsibility for the its operations.

Bermuda

In June 2006, we formed a Bermuda-based affiliate, CW-Bermuda with two other shareholders. We own 40% of the equity interest and voting rights of CW-Bermuda. CW-Bermuda has entered into a contract with the Government of Bermuda for the design, construction, sale and operation of a desalination plant in two phases, located on Tynes Bay along the northern coast of Bermuda. Phase I of the plant was completed at the end of 2008 and began operating during the second quarter of 2009.  Phase II of the plant is substantially complete but has not been commissioned.  We expect to operate the plant into the second quarter of 2011.

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

The identification of the possible outcomes for the Baughers Bay dispute, the projections of cash flows for each outcome, and the assignment of relative probabilities to each outcome all represent significant estimates made by us. While we have used our best judgment to identify the possible outcomes and expected cash flows for these outcomes and assign relative probabilities to each outcome, these estimates are by their nature highly subjective and are also subject to material change by our management over time based upon additional information from OC-BVI’s management and legal counsel, a change in the status of negotiations and/or OC-BVI’s litigation with the BVI government. After considering the September and October 2009 rulings of the Eastern Supreme Court of the Caribbean relating to the Baughers Bay dispute, we determined that the carrying value of our investment in OC-BVI exceeded the estimated fair value for our investment in OC-BVI by approximately $160,000 as of September 30, 2009 and therefore recognized an impairment loss of this amount on this investment during the three months ended September 30, 2009.   In February 2010, the BVI government announced that it had signed a 16 year contract with another company for the construction and operation of a water plant that will provide potable water to the greater Tortola area and (we believe) replace the current production of the Baughers Bay plant.  As a result of the decision by the BVI government to enter into the agreement with another company, we concluded that it was unlikely that OC-BVI would derive any significant future revenues from an operating contract for the Baughers Bay plant.  Consequently, we determined that an additional impairment loss of $(4,500,000) was required (and was recorded) during the fourth quarter of 2009 to reduce our investment in OC-BVI to its estimated fair value.

The remaining carrying value of our investment in OC-BVI as of December 31, 2010 of $7.8 million assumes that the BVI government will ultimately pay OC-BVI the full amount awarded by the Eastern Supreme Court in its 2009 rulings.  The BVI government has appealed these rulings, and the Appellate Court could ultimately overturn the rulings of the Eastern Supreme Court or require the BVI government to pay OC-BVI an amount lower than the amount awarded by the Eastern Supreme Court.   If either of these occur, the actual cash flows from OC-BVI could vary materially from the expected cash flows we used in determining OC-BVI’s fair value as of December 31, 2010, and we could be required to record an additional loss to reduce the carrying value of our investment in OC-BVI. Such impairment loss would reduce our earnings and could have a material adverse impact on our results of operations and financial condition.

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

Quarterly Results of Operations

The following table presents unaudited quarterly results of operations for the eight quarters ended December 31, 2010. We believe that all  adjustments, consisting only of normal recurring adjustments, necessary to present fairly such quarterly information have been included in the amounts reported below.

	Year Ended December 31, 2010
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Total revenues	$14,677,311	$12,699,485	$11,699,802	$11,631,956
Gross profit	5,486,249	4,231,302	3,772,515	3,120,429
Net income attributable to Consolidated Water Co. Ltd. stockholders	3,076,936	1,033,075	1,265,593	916,421
Diluted earnings per share	0.21	0.07	0.09	0.06

	Year Ended December 31, 2009
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Total revenues	$15,864,055	$15,454,998	$13,526,059	$13,174,405
Gross profit	5,980,500	7,587,053	5,036,068	4,395,456
Net income (loss) attributable to Consolidated Water Co. Ltd. stockholders	2,550,158	3,867,616	657,900	(977,103)
Diluted earnings per share	0.18	0.26	0.05	(0.07)

Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and accompanying notes included under Part II, Item 8 of this Annual Report.

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

Consolidated Results

Net income attributable to controlling interests for 2010 was $6,292,025 ($0.43 per share on a fully-diluted basis) as compared to $6,098,571 ($0.42 per share on a fully-diluted basis) for 2009.

Total revenues for the years ended December 31, 2010 and 2009 were $50,708,554 and $58,019,517, respectively.  The decrease in consolidated revenues from 2009 to 2010 primarily reflects lower revenues for our retail and services segments. Gross profit for the year ended December 31, 2010 was $16,610,495, or 33% of total revenues, as compared to $22,999,077 or 40% of total revenues, for the year ended December 31, 2009. All three segments reported decreased gross profits for 2010 as compared to 2009.  For further discussion of revenues and gross profit for the year ended December 31, 2010, see the “Results by Segment” analysis that follows.

G&A expenses on a consolidated basis were $11,186,922 and $10,101,257 for the years ended December 31, 2010 and 2009, respectively. The increase in G&A expenses for 2010 reflects approximately $1.7 million in incremental expenses that are attributable to the business development activities of our consolidated Mexico affiliate, NSC, which was formed in 2010.

Interest income increased to $1,375,827 in 2010 as compared to $917,330 in 2009 due to interest earned on the loans receivable from the Water Authority - Cayman arising from the completion and sale of the North Side Water Works plant and the refurbishment of the Red Gate plant.

We reported a loss from our investment in OC-BVI for the year ended December 31, 2009 of $(1,025,968) as a result of OC-BVI’s contractual dispute with the BVI government relating to its Baughers Bay plant.   For the year ended December 31, 2010 we recognized earnings on our investment in OC-BVI of $1,092,420 due to the (i) receipt by OC-BVI during July 2010 of a $2.0 million payment under the Court award for the Baughers Bay dispute and (ii) revenues generated by the Bar Bay plant.  See further discussion of the OC-BVI situation at “Liquidity and Capital Resources — Material Commitments, Contingencies and Expenditures — OC-BVI Contract Dispute.”

Results by Segment

Retail Segment:

The retail segment contributed $3,397,210 to our income from operations in 2010, as compared to $5,212,180 in 2009.

Revenues generated by our retail water operations were $21,864,252 and $23,239,756 for 2010 and 2009, respectively.  The volume of gallons sold in 2010 by the retail segment decreased by approximately 1% from 2009 to 2010. The decline in retail revenues from 2009 to 2010 is principally attributable to the annual inflation-related adjustment made to our base rates made during the first quarter of each year.  This adjustment decreased our rates in 2010 due to a downward movement in the consumer price indices from 2009 to 2010 used to determine such adjustment.

Retail segment gross profit was $11,502,950 (53% of revenues) and $13,427,322 (58% of revenues) for 2010 and 2009, respectively.  The decline in gross profit as a percentage of revenues from 2009 to 2010 reflects the base rate adjustment discussed in the previous paragraph.

As of the date of this filing we have not concluded negotiations with the Cayman Islands government for an extension of our retail license.  The outcome of these negotiations could have a material impact on the amounts of revenues and gross profit we have historically generated from our retail segment.  See further discussion at Item 1.A. “Risk Factors.”

Consistent with prior periods, we record all non-direct G&A expenses in our retail business segment and do not allocate any of these non-direct costs to our other two business segments.  Retail G&A expenses for 2010 and 2009 were relatively consistent at $8,105,740 and $8,215,142, respectively.

Bulk Segment:

The bulk segment contributed $3,147,036 and $4,078,781 to our income from operations in 2010 and 2009, respectively.

Bulk segment revenues were $25,302,093 and $25,905,077 for the years ended December 31, 2010 and 2009, respectively.  The volume of water sold by our bulk segment decreased by approximately 2% from 2009 to 2010.

Gross profit for our bulk segment was $4,394,112 and $5,755,108 for 2010 and 2009, respectively.  Gross profit as a percentage of bulk revenues was 17% and 22% for the years ended December 31, 2010 and 2009, respectively. The decline in bulk gross profit from 2009 to 2010 reflects the annual inflation-related adjustment made during the first quarter of 2010 to the base rates charged by Ocean Conversion Cayman.  This adjustment reduced OCC’s rates in 2010 due to a downward movement in the consumer price indices used to determine such adjustment. The bulk segment’s gross profit was also affected by the loss of the relatively higher margins earned on the previous contract (the extension for which expired in late 2009) for the Red Gate plant, coupled with the delay in completing the refurbishment of this plant.

Bulk segment G&A expenses were $1,247,076 and $1,676,327 for 2010 and 2009, respectively.  The decrease in this segment’s G&A expenses from 2009 to 2010 is primarily due to approximately $183,000 in penalties and interest assessed to our Belize operations in 2009 relating to delinquent business taxes and a decrease in bank charges of approximately $253,000 for our Bahamas operations.  The Belize penalties and interest arose because we were erroneously informed in the past that our Belize subsidiary was not subject to these taxes.   The bank charges incurred in 2009 resulted from the conversion of Bahamas dollars into U.S. dollars and the transfer of such dollars from the Bahamas to Grand Cayman.

Services Segment:

The services segment incurred a loss from operations of $(1,120,673) for the year ended December 31, 2010.  The services segment contributed $3,606,859 to our income from operations for the year ended December 31, 2009.

Services segment revenues were $3,542,209 and $8,874,684 for 2010 and 2009, respectively.  Services revenues decreased from 2009 to 2010 due to substantially lower plant sales revenues, which declined by approximately $5.1 million due to reduced construction activity, and to a decrease of approximately $613,000 in management fees due to the renegotiation of the management services agreement for the Bermuda plant.

Gross profit for our services segment was $713,433 and $3,816,647 for 2010 and 2009, respectively.  The lower gross profit for 2010 stems primarily from the decreased plant sales revenues and, to a lesser extent, from liquidated damages of $260,000 and construction cost overruns relating to the refurbishment and commissioning of the Red Gate plant.

G&A expenses for the services segment were $1,834,106 and $209,788 for 2010 and 2009, respectively.  The increase in G&A expenses in 2010 reflects incremental legal, accounting, engineering, consulting and other expenses aggregating approximately $1.7 million attributable to the business development activities of our consolidated Mexico affiliate, NSC, which was formed in 2010.

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

Consistent with prior periods, we record all non-direct G&A expenses in our retail business segment and do not allocate any of these non-direct costs to our other two business segments. Retail G&A expenses for the year ended December 31, 2009 were $8,215,142, up $1,064,693 from the $7,150,449 in G&A expenses for the year ended December 31, 2008. Employee costs for 2009 exceeded those for 2008 by approximately $615,000 due to salary increases, new hires, accrued bonuses and stock option expense. Costs incurred in connection with bidding for new projects in 2009 exceeded such costs for 2008 by approximately $90,000 and professional fees for 2009 were approximately $63,000 higher than for 2008.

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

Gross profit for our bulk segment was $5,755,108 and $4,563,704 for the years ended December 31, 2009 and 2008, respectively. Gross profit as a percentage of bulk revenues was 22% for 2009 and 15% for 2008. Approximately $778,000 of the increase from 2008 to 2009 in bulk gross profits is attributable to our Cayman operations, which benefited from (i) the expiration of the original contract for the Red Gate plant and the elimination of approximately $400,000 in amortization expense for the intangible asset associated with this contract; and (ii) the annual inflation index related increases in base water rates that went into effect during the first quarter of 2009.  Our Bahamas operations generated approximately $264,000 more in gross profits in 2009 than 2008 as a result of improved operating efficiencies for our Windsor operations located in Nassau, New Providence. We constructed and commissioned new feed water wells and replaced the reverse osmosis membranes on 50% of our production trains at our Windsor plant effective September 2008 and replaced the reverse osmosis membranes on the remaining production trains at the Windsor plant during the quarter ended June 30, 2009.  These capital expenditures improved the energy efficiency of the Windsor plant.  In addition, last year we implemented an improved feed water pretreatment regime at our Blue Hill plant in Nassau which has reduced electrical power consumption at that plant.   Our overall bulk segment gross profit percentage for 2009 also benefited from a reduction in diesel and electricity prices.

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

Our ability to access the debt and equity capital markets is impacted by our current and anticipated financial results, financial condition; existing level of borrowings, credit rating, and terms of debt agreements (including our compliance therewith), and by conditions in the debt and equity markets.

Our primary uses of cash other than for operations are construction costs and capital expenditures, including plant expansion and new plant construction. Other significant uses include payment of dividends, repayment of debt and pursuit of new business opportunities.

Net cash of approximately $28.4 million has been provided by our operating activities over the last three years.  As of December 31, 2010, we had cash balances totaling approximately $46.1 million and working capital of approximately $56.8 million.  We believe our cash on hand and cash to be generated from operations will be sufficient to meet our liquidity requirements for the next 12 months, which include approximately $2.7 million in principal and interest payments on debt, capital expenditures of approximately $3.2 million and quarterly dividends, if declared by our Board.  Our dividend payments amounted to approximately $4.4 million in 2010.  We may be required to seek new financing should we obtain any new projects or plant expansions in 2011.  We believe we have a sufficient credit standing and adequate funding sources to obtain any new financing that may be required for new projects or plant expansions.

We are not presently aware of anything that would lead us to believe that we will not have sufficient liquidity to meet our needs for 2011 and thereafter.

Discussion of Cash Flows for the Year Ended December 31, 2010

Our cash and cash equivalents increased to $46.1 million as of December 31, 2010 from $44.4 million as of December 31, 2009.

Cash Flows from Operating Activities

Our operating activities provided net cash for the year ended December 31, 2010 of $6.1 million.  This cash provided reflects net income generated for the year of $6.4 million as adjusted for (i) various items included in the determination of net income that do not affect cash flows during the year and (ii) changes in the other components of working capital. The more significant of such items for 2010  included depreciation and amortization of approximately $6.3 million, a net increase in accounts receivable during the year of approximately $4.0 million and a reduction during the year of approximately $1.7 in accounts payable and other liabilities.

Cash Flows Used in Investing Activities

Our investing activities provided $2.9 million in net cash during the year ended December 31, 2010.  Approximately $1.3 million was used for construction in progress and property, plant and equipment additions and we collected $1.4 million on our loans receivable and received $1.5 million in cash from our investment in OC-BVI.

Cash Flows Used in Financing Activities

Our financing activities used $7.3 million in net cash during the year ended December 31, 2010.  During the year, we made $1.4 million in scheduled payments on our debt, redeemed $1.5 million of the Series A bonds and paid dividends of $4.4 million.

Financial Position

Accounts receivable as of December 31, 2010 were approximately $12.1 million, up approximately $2.2 million from December 31, 2009.  Approximately $1.0 million of the increase relates to amounts due from the WSC.

Loans receivable increased approximately $2.2 million from approximately $12.1 million as of December 31, 2009 to approximately $14.3 million as of December 31, 2010.  The increase was due to the conversion of the receivable balance of approximately $3.7 million from the WAC to a long term loan receivable upon the commissioning of the Red Gate plant in July 2010, offset by scheduled payments on other loans receivable from the WAC.

Borrowings Outstanding

As of December 31, 2010, we had total borrowings outstanding aggregating $18,306,785, all of which consisted of bonds payable.

5.95% Secured Bonds

In August 2006, we issued $15,771,997 principal amount secured fixed rate bonds in a private offering and received net proceeds (excluding issuance costs and after the offering discount) of $14,445,720.  These bonds bear interest at a rate of 5.95%, are repayable in quarterly principal and interest installments of $526,010, and mature in 2016. We have the right to redeem the bonds in full at any time after August 4, 2009 at a premium of 1.5% of the outstanding principal and accrued interest on the bonds on the date of redemption. As of December 31, 2010, $10,182,449 in principal amount was outstanding on these secured bonds. Our obligations under the bonds are secured by fixed and floating charges (i) on all of our assets, including an equitable charge of all of the shares of Cayman Water, and (ii) on all of Cayman Water’s assets including its real estate. Cayman Water has also guaranteed our payment obligations under the bonds.

The trust deed for these bonds restricts our ability to enter into new borrowing agreements or any new guarantees without prior approval of the trustee and limits our capital expenditures, with the exception of capital expenditures to be incurred on certain defined projects, to $2,000,000 annually without prior approval by the trustee. The trust deed also contains financial covenants that require us to maintain a debt service coverage ratio of not less than 1.25 to 1, a ratio of long term debt to EBITDA (i.e. earnings before interest, taxes, depreciation and amortization) for the 12 months preceding the ratio calculation date not greater than 2.5 to 1 and a ratio of long term debt to equity equal to or less than 1.5 to 1. As of December 31, 2010, we were in compliance with the covenants under the trust.

CW-Bahamas Series A Bonds

In July 2005, CW-Bahamas sold B$10,000,000 Series A bonds to Bahamian citizens and permanent resident investors in The Bahamas to finance a portion of the construction cost of its Blue Hill plant. These bonds mature on June 30, 2015 and accrue interest at the annual fixed rate of 7.5%. Interest is payable quarterly.  CW-Bahamas’ option to redeem the bonds in whole or in part without penalty commenced June 30, 2008. We have guaranteed CW-Bahamas repayment obligations upon an “event of default” as defined in the guarantee agreement. If we pay any amounts pursuant to the guarantee, we will be subrogated to all rights of the bondholders in respect of any such payments. The guarantee is a general unsecured obligation junior to our other secured obligations. We elected to redeem $1.5 million of these bonds in September 2010.  As of December 31, 2010, B$8,500,000 of the Series A bonds was outstanding.

CW-Bahamas Credit Facility

CW-Bahamas has a credit facility with Scotiabank of Canada that consists of a B$500,000 revolving working capital loan. The obligations under the credit facility are secured by the assets of CW-Bahamas. Borrowings under the working capital loan accrue interest at the Nassau Prime rate plus 1.50% per annum. As of December 31, 2010, no amounts were outstanding under this facility.

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

After conducting hearings on October 12 and 16, 2009, on October 28, 2009, the Court ordered the BVI government to pay OC-BVI at the rate of $13.91 per thousand imperial gallons for water produced by OC-BVI from December 20, 2007 to present, which amounted to a total recovery for OC-BVI of $10.4 million. The BVI government made a payment of $2 million to OC-BVI under the Court order during the fourth quarter of 2009, a second payment of $2 million under the Court order during July 2010 and a third payment under the Court order of $1 million in February 2011.

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

Effective January 1, 2008, OC-BVI changed its policy for the recording of its revenues from the Baughers Bay plant from the accrual to the equivalent of the cash method due to an inability to meet all of the above revenue recognition criteria.  As a result of this adjustment to OC-BVI’s revenues, we recorded losses from our equity in OC-BVI’s results of operations for all fiscal quarters of 2008 and for the first three quarters of 2009.    Any cash payments made by the BVI government on Baughers Bay related invoices were applied by OC-BVI to the remaining balance of outstanding accounts receivable that arose from billings for periods prior to and including December 2007 and thus were not recognized as revenues.  Sufficient payments were received from the BVI government during the three months ended September 30, 2009 to repay the remaining accounts receivable balances relating to period prior to December 31, 2007.  OC-BVI continues to apply the equivalent of the cash method with respect to the recognition of revenues from Baughers Bay.  Consequently, OC-BVI will not recognize as revenues any amounts to be paid to OC-BVI as a result of the Court ruling until such amounts are paid by the BVI government. Through December 31, 2010 the BVI government had made $4 million in payments on the Court order to OC-BVI and during February 2011 the BVI government paid OC-BVI another $1 million on the Court order.

In February 2010, the BVI government announced that it had signed a 16-year contract with another company for the construction and operation of a water plant that will provide potable water to the greater Tortola area and (we believe) will replace the current production of the Baughers Bay plant.

We account for our investment in OC-BVI in accordance with the equity method of accounting for investments in common stock. This method requires recognition of a loss on an equity investment that is other than temporary, and indicates that a current fair value of an equity investment that is less than its carrying amount may indicate a loss in the value of the investment. To test for possible impairment of our investment in OC-BVI, we estimate its fair value as of the end of each fiscal quarter. In making this estimate, we calculate the expected cash flows from our investment in OC-BVI by (i) identifying various possible outcomes of the Baughers Bay litigation; (ii) estimating the cash flows associated with the Bar Bay plant and each possible Baughers Bay outcome, and (iii) assigning a probability to each Baughers Bay outcome based upon discussions held to date by OC-BVI’s management with the BVI government and OC-BVI’s legal counsel. The resulting probability-weighted sum represents the expected cash flows, and our best estimate of future cash flows, to be derived from our investment in OC-BVI. After considering the September and October 2009 rulings of the Court, we determined that the carrying value of our investment in OC-BVI exceeded the estimated fair value for our investment in OC-BVI by approximately $160,000 as of September 30, 2009 and therefore recognized an impairment loss of this amount on this investment during the three months ended September 30, 2009. As a result of the decision by the BVI government to enter into the agreement with another company to build a new plant to serve Tortola, we concluded that it is unlikely that OC-BVI will derive any significant future revenues from an operating contract for the Baughers Bay plant. Consequently, we determined that an additional impairment loss of $(4,500,000) was required (and was recorded) during the fourth quarter of 2009 to reduce our investment in OC-BVI to its estimated fair value.

Based upon the estimated fair value determined as of December 31, 2010 and the developments since that date to the date of this filing, we concluded that no impairment loss was required to be recognized on our investment in OC-BVI during the year ended December 31, 2010.  This conclusion assumes that the BVI government will fulfill its obligations under the Bar Bay Agreement and that OC-BVI will collect all of the $10.4 million awarded by the Court (of which only $5 million has been received to date).   The Appellate Court could ultimately overturn the ruling of the Court, which currently requires the BVI government to pay OC-BVI at the rate of $13.91 per thousand imperial gallons for water previously supplied, or the Appellate Court could reduce the amount awarded to OC-BVI under the Court order, or the BVI government could fail to honor the terms of its agreement for water supplied by OC-BVI’s other plant located at Bar Bay, Tortola.  If any of these events occur the actual cash flows from OC-BVI could vary materially from the expected cash flows we used in determining OC-BVI’s fair value as of December 31, 2010 and we could be required to record an additional impairment loss to reduce the carrying value of our investment in OC-BVI.  Such impairment loss would reduce our earnings and could have a material adverse impact on our results of operations and financial condition.

Mexico Affiliate

In May 2010, we acquired, through our recently organized wholly-owned Netherlands subsidiary, Consolidated Water Cooperatief, U.A., a 50% interest in N.S.C. Agua, S.A. de C.V., (“NSC”) a Mexican company.  NSC has been formed to pursue a project encompassing the construction, ownership and operation of a 100 million gallon per day seawater reverse osmosis desalination plant to be located in northern Baja California, Mexico and an accompanying pipeline to deliver water to the U.S. border.   We and our partners in NSC believe such a project can  be successful due to what we anticipate will be a growing need for a new potable water supply for the areas of northern Baja California, Mexico and Southern California, United States.  To complete this project we have engaged an engineering group with extensive regional experience and have partnered with Doosan Heavy Industries and Construction, a global leader in the engineering, procurement and construction of large seawater desalination plants.  Once completed, we would operate the plant while retaining a minority position in its ownership. NSC is in the development stage, and is presently involved in seeking contracts for the purchase of land on which to build the plant and for the electric power and feed water sources for the plant’s proposed operations.  In addition to obtaining these contracts, NSC will be required to complete various other steps before it can commence construction of the plant and pipeline including, but not limited to, obtaining approvals and permits from various governmental agencies in Mexico and the United States, securing contracts with its proposed customers to sell water in sufficient quantities and at prices that make the project financially viable, and obtaining equity and debt financing for the project. NSC’s potential customers will also be required to obtain various governmental permits and approvals in order to purchase water from NSC.

For our 50% interest in NSC, we have agreed to provide initial funding of $4 million in the form of equity for NSC’s development activities.  Because we exercise effective financial control over NSC and our partners in NSC will not participate in funding the first $4 million in losses that NSC may incur, we consolidate NSC’s results of operations.  Included in our consolidated results of operations for year ended December 31, 2010 is approximately $1.7 million in general and administrative expenses, consisting of organizational, legal, accounting, engineering, consulting and other costs relating to the project development activities of NSC.  Approximately $1.8 million and $800,000 of our initial funding commitment remained as of December 31, 2010 and the date of this filing, respectively.  We anticipate that substantially all of this initial funding we provide for NSC’s development activities will be expensed.

Upon completion of NSC’s development activities we may decide to expend significant funds beyond the $4 million to continue to pursue this project, including those necessary to purchase the land for the plant.

We estimate that it will take approximately one year for NSC to complete all of the activities (which include purchasing the land for the plant, securing feed water and power supplies, completing the engineering and feasibility studies, negotiating the customer contracts, obtaining the required permits and arranging the project financing) necessary to commence construction of the plant. However, completing these activities could take significantly longer than a year.  NSC may ultimately be unable to complete all the activities required to proceed with the project.

CW-Belize

By Statutory Instrument No. 81 of 2009, the Minister of Public Utilities of the government of Belize published an order, the Public Utility Provider Class Declaration Order, 2009 (the “Order”), which as of May 1, 2009 designated CW-Belize as public utility provider under the laws of Belize.  With this designation, the Public Utilities Commission of Belize (the “PUC”) has the authority to set the rates charged by CW-Belize and to otherwise regulate its activities.  On November 1, 2010, CW-Belize received a formal complaint from the PUC alleging that CW-Belize was operating without a license under the terms of the Water Industry Act.  CW-Belize applied for this license in December 2010.  We are presently unable to determine what impact the resolution of this complaint or PUC’s future regulation of CW-Belize will have on its results of operations, financial position or cash flows.

Material Expenditures and Commitments

The following table summarizes our contractual obligations as of December 31, 2010:

	Total	2011	2012-2014	2015-2017	2018 and Thereafter
Secured 5.95% bonds (1)(2)	$12,098,230	$2,104,040	$6,312,120	$3,682,070	$-
Series A bonds (1)	11,368,750	637,500	1,912,500	8,818,750	-
Employment agreements	2,341,685	1,207,387	1,134,299	-	-
Operating leases	1,742,291	384,860	1,099,328	258,103	-
Other	386,915	276,915	60,000	-	50,000
____________________
(1)	Includes interest costs to be incurred.
(2)	Secured 5.95% bonds are shown gross of discount.

Expansion of Blue Hill plant

CW-Bahamas’ plant water supply agreement with the WSC for its Blue Hills was amended effective January 31, 2011.  Under the terms of the amended agreement we are required to increase the production capacity of the Blue Hills plant to 12 million U.S. gallons per day on or before September 30, 2011.  After the expansion is completed, we will be required to deliver and the WSC will be required to purchase a minimum of 52.5 million U.S. gallons per week.  The term of the water supply agreement will be extended at the date that the expansion is completed for a period of twenty years, or until the plant has delivered approximately 66.9 billion U.S. gallons of water, whichever occurs later.

CW-Bahamas Liquidity

As of December 31, 2010, CW-Bahamas was due approximately $6.2 million from the WSC. We have been informed previously by representatives of the Bahamas government that the delay in paying our accounts receivables is due to operating issues within the WSC, that the delay does not reflect any type of dispute with us with respect to the amounts owed, and that the amounts will ultimately be paid in full. Based on our January 2011 meeting with officials of the Bahamas government, we believe the Bahamas government will make a payment in the near future to reduce CW-Bahamas’ receivable balances to approximately 90 days outstanding.  As reported in an article included in the February 11, 2011 issue of The Tribune, a Bahamas newspaper, Bahamian Prime Minister Hubert Ingraham communicated in his mid-year budget address that $8.8 million had been budgeted for WSC “to defray arrears and future payments to the Consolidated Water Company.”  Based upon these communications, we believe that the accounts receivable from the WSC are fully collectible and therefore have not provided any allowance for possible non-payment of these receivables as of December 31, 2010.

Transfers of U.S. dollars from CW-Bahamas to our other subsidiaries require authorization in advance from the Central Bank of the Bahamas.

CW-Bahamas Performance Bonds

We have two contracts, one for our Windsor plant and one for our Blue Hill plant, to supply water to the WSC. Each contract requires us to guarantee delivery of a minimum quantity of water per week. If we do not meet this minimum, we are required to pay the WSC for the difference between the minimum and actual gallons delivered at a per gallon rate equal to the price per gallon that WSC is currently paying us under the contract. The Windsor and Blue Hill contracts expire in 2013 and 2026, respectively and require us to deliver 14.0 million imperial gallons and 28.0 million imperial gallons, respectively, of water each week. We are required to provide the WSC with performance and operating guarantees, in the form of bank-issued letters of credit, to secure any payments we may be required to make under the minimum delivery requirements of these contracts. On August 1, 2009, a performance bond with the Royal Bank of Canada in Nassau, Bahamas in the amount of $1,910,775 for the Windsor plant expired and was not subsequently replaced.  We expect to obtain performance bonds for the Windsor and Blue Hill plants once CW-Bahamas has received payment of its delinquent accounts receivable from the WSC.

Dividends

•	On January 31, 2010, we paid a dividend of $0.075 to shareholders of record on January 1, 2010.
•	On May 31, 2010, we paid a dividend of $0.075 to shareholders of record on May 1, 2010.
•	On July 31, 2010, we paid a dividend of $0.075 to shareholders of record on July 1, 2010.
•	On October 31, 2010, we paid a dividend of $0.075 to shareholders of record on October 1, 2010.
•	On January 31, 2011, we paid a dividend of $0.075 to shareholders of record on January 1, 2011.
•	On February 22, 2011, our Board declared a dividend of $0.075 payable on April 30, 2011 to shareholders of record on April 1, 2011.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Credit Risk

We are not exposed to significant credit risk on retail customer accounts in the Cayman Islands or in Bimini, The Bahamas, as our policy is to cease supply of water to customers whose accounts are more than 45 days overdue. Our primary exposure to credit risk is from accounts receivable arising from bulk water sales to the governments of Belize, The Bahamas, The British Virgin Islands, and the Cayman Islands.

As of December 31, 2010, we had approximately $14.3 million in loans receivable due from the Water Authority-Cayman and $1,450,000 in a loan receivable due from our affiliate OC-BVI.  Both of these loans were current as to scheduled principal and interest payments as of December 31, 2010.

Interest Rate Risk

We are not exposed to significant interest rate risk as the annual interest rates on our Series A bonds and 5.95% bonds are fixed at 7.5% and 5.95%, respectively.

Foreign Exchange Risk

All of the currencies in our operating areas other than the Mexican peso have been fixed to the United States dollar for over 20 years and we do not employ a hedging strategy against exchange rate risk associated with our reporting in United States dollars. If any of these fixed exchange rates becomes a floating exchange rate our results of operations and financial condition could be adversely affected.

 ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Consolidated Water Co. Ltd.

We have audited the accompanying consolidated balance sheets of Consolidated Water Co. Ltd. as of December 31, 2010 and 2009, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2010. We also have audited Consolidated Water Co. Ltd.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Consolidated Water Co. Ltd.’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Consolidated Water Co. Ltd. as of December 31, 2010 and 2009, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Consolidated Water Co. Ltd. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/  Marcum LLP

Fort Lauderdale, Florida
March 16, 2011

CONSOLIDATED WATER CO. LTD.

CONSOLIDATED BALANCE SHEETS

(Expressed in United States dollars)

	December 31,	December 31,
	2010	2009
ASSETS
Current assets
Cash and cash equivalents	$46,130,237	$44,429,190
Accounts receivable, net	12,132,730	9,980,928
Inventory	1,434,811	1,832,564
Prepaid expenses and other current assets	2,294,747	1,689,874
Current portion of loans receivable	1,733,799	1,216,098
Total current assets	63,726,324	59,148,654

Property, plant and equipment, net	55,923,731	60,876,276
Construction in progress	249,300	370,131
Costs and estimated earnings in excess of billings - construction project	-	1,872,552
Inventory non-current	3,538,912	3,352,054
Loans receivable	12,602,419	10,875,848
Investment in affiliate	7,812,523	9,157,995
Intangible assets, net	1,710,737	1,919,656
Goodwill	3,587,754	3,587,754
Other assets	3,049,866	3,314,861
Total assets	$152,201,566	$154,475,781

LIABILITIES AND EQUITY
Current liabilities
Accounts payable and other current liabilities	$4,316,125	$6,187,606
Dividends payable	1,152,614	1,152,702
Current portion of long term debt	1,422,991	1,322,483
Total current liabilities	6,891,730	8,662,791
Long term debt	16,883,794	19,806,784
Other liabilities	442,919	465,408
Total liabilities	24,218,443	28,934,983
Equity
Consolidated Water Co. Ltd. stockholders' equity
Redeemable preferred stock, $0.60 par value. Authorized 200,000 shares;
issued and outstanding 16,784 and 17,192 shares, respectively	10,070	10,315
Class A common stock, $0.60 par value. Authorized 24,655,000 shares;
issued and outstanding 14,555,393 and 14,541,878 shares, respectively	8,733,236	8,725,127
Class B common stock, $0.60 par value. Authorized 145,000 shares;
none issued or outstanding	-	-
Additional paid-in capital	81,349,944	80,990,686
Retained earnings	36,289,706	34,365,640
Total Consolidated Water Co. Ltd. stockholders' equity	126,382,956	124,091,768
Non-controlling interests	1,600,167	1,449,030
Total equity	127,983,123	125,540,798
Total liabilities and equity	$152,201,566	$154,475,781

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED WATER CO. LTD.

CONSOLIDATED STATEMENTS OF INCOME

(Expressed in United States dollars)

	Year Ended December 31,
	2010	2009	2008

Retail water revenues	$21,864,252	$23,239,756	$22,369,806
Bulk water revenues	25,302,093	25,905,077	30,121,536
Services revenues	3,542,209	8,874,684	13,187,617

Total revenues	50,708,554	58,019,517	65,678,959

Cost of retail revenues	10,361,302	9,812,434	10,566,747
Cost of bulk revenues	20,907,981	20,149,969	25,557,832
Cost of services revenues	2,828,776	5,058,037	10,920,537

Total cost of revenues	34,098,059	35,020,440	47,045,116

Gross profit	16,610,495	22,999,077	18,633,843

General and administrative expenses	11,186,922	10,101,257	8,789,185

Income from operations	5,423,573	12,897,820	9,844,658

Other income (expense):
Interest income	1,375,827	917,330	1,393,691
Interest expense	(1,584,771)	(1,698,084)	(1,755,969)
Other income	136,113	168,584	138,915
Equity in earnings (loss) of affiliate	1,092,420	(1,025,968)	(2,345,612)
Impairment of investment in affiliate	-	(4,660,000)	-

Other income (expense), net	1,019,589	(6,298,138)	(2,568,975)

Net income	6,443,162	6,599,682	7,275,683
Income attributable to non-controlling interests	151,137	501,111	65,967

Net income attributable to Consolidated Water Co. Ltd. stockholders	$6,292,025	$6,098,571	$7,209,716

Basic earnings per common share attributable to Consolidated Water Co. Ltd. common stockholders	$0.43	$0.42	$0.50
Diluted earnings per common share attributable to Consolidated Water Co. Ltd. common stockholders	$0.43	$0.42	$0.50
Dividends declared per common share	$0.300	$0.280	$0.325

Weighted average number of common shares used in the determination of:
Basic earnings per share	14,547,065	14,535,192	14,519,847
Diluted earnings per share	14,597,894	14,588,144	14,538,971

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED WATER CO. LTD.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

 (Expressed in United States dollars)

	Redeemable preferred stock		Common stock		Additional paid-in	Retained	Non-controlling	Total stockholders’
	Shares	Dollars	Shares	Dollars	capital	earnings	interests	equity
Balance as of December 31, 2007	21,082	12,650	14,507,486	8,704,492	79,771,093	29,853,720	1,954,754	120,296,709
Issue of share capital	1,735	1,041	16,423	9,853	447,995	-	-	458,889
Conversion of preferred shares	(5,451)	(3,271)	5,451	3,271	-	-	-	-
Net income	-	-	-	-	-	7,209,716	65,967	7,275,683
Dividends declared	-	-	-	-	-	(4,723,359)	-	(4,723,359)
Issue of options	-	-	-	-	242,854	-	-	242,854
Balance as of December 31, 2008	17,366	10,420	14,529,360	8,717,616	80,461,942	32,340,077	2,020,721	123,550,776
Issue of share capital	5,651	3,390	6,734	4,041	86,704	-	-	94,135
Conversion of preferred shares	(5,784)	(3,470)	5,784	3,470	-	-	-	-
Buyback of preferred shares	(41)	(25)	-	-	(863)	-	-	(888)
Net income	-	-	-	-	-	6,098,571	501,111	6,599,682
Dividends declared	-	-	-	-	-	(4,073,008)	(1,072,802)	(5,145,810)
Issue of options	-	-	-	-	442,903	-	-	442,903
Balance as of December 31, 2009	17,192	$10,315	14,541,878	$8,725,127	$80,990,686	$34,365,640	$1,449,030	$125,540,798
Issue of share capital	5,899	3,539	8,565	5,139	117,441	-	-	126,119
Conversion of preferred shares	(4,950)	(2,970)	4,950	2,970	-	-	-	-
Buyback of preferred shares	(1,357)	(814)	-	-	(15,982)	-	-	(16,796)
Net income	-	-	-	-	-	6,292,025	151,137	6,443,162
Dividends declared	-	-	-	-	-	(4,367,959)	-	(4,367,959)
Issue of options	-	-	-	-	257,799	-	-	257,799
Balance as of December 31, 2010	16,784	$10,070	14,555,393	$8,733,236	$81,349,944	$36,289,706	$1,600,167	$127,983,123

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED WATER CO. LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in United States dollars)

	Year Ended December 31,
	2010	2009	2008
Cash flows from operating activities
Net income	$6,443,162	$6,599,682	$7,275,683
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,279,551	6,395,745	6,582,499
Stock compensation on share and option grants	310,312	497,938	445,285
Net (profit)/loss on disposal of fixed assets	126,066	68,778	285,207
Equity in loss/(earnings) in affiliate	(1,274,527)	603,317	1,880,536
Impairment of investment in affiliate	-	4,660,000	-
Change in:
Accounts receivable	(3,950,213)	(2,190,904)	(11,460,337)
Inventory	210,895	(595,185)	(939,442)
Prepaid expenses and other assets	(339,878)	116,000	640,994
Accounts payable and other liabilities	(1,704,888)	(1,059,279)	2,524,638
Net cash provided by operating activities	$6,100,480	$15,096,092	7,235,063

Cash flows from investing activities
Additions to property, plant and equipment and construction in progress	(1,266,084)	(2,560,494)	(6,640,135)
Distribution of earnings from affiliate	1,537,725	-	-
Collections of loans receivable	1,426,732	1,608,567	1,572,893
Collections of loans receivable from affiliate	1,225,000	375,000	625,000
Net cash provided by (used in) investing activities	2,923,373	(576,927)	(4,442,242)

Cash flows from financing activities
Dividends paid	(4,368,047)	(4,999,514)	(3,777,664)
Issuance/repurchase of redeemable preference shares, net	(10,674)	-	-
Proceeds from exercises of stock options	-	9,461	-
Principal repayments of long term debt	(2,944,085)	(1,361,267)	(1,283,195)
Net cash (used in) financing activities	(7,322,806)	(6,351,320)	(5,060,859)

Net increase (decrease) in cash and cash equivalents	1,701,047	8,167,845	(2,268,038)
Cash and cash equivalents at beginning of period	44,429,190	36,261,345	38,529,383
Cash and cash equivalents at end of period	$46,130,237	$44,429,190	$36,261,345

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED WATER CO. LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Principal activity

Consolidated Water Co. Ltd., and its subsidiaries (collectively, the “Company”) use reverse osmosis technology to produce fresh water from seawater. The Company processes and supplies water to its customers in the Cayman Islands, Belize and the Bahamas. The Company sells water to a variety of customers, including public utilities, commercial and tourist properties, residential properties and government facilities. The base price of water supplied by the Company, and adjustments thereto, are generally determined by the terms of the license and contracts, which provide for adjustments based upon the movement in the government price indices specified in the licenses and contracts, as well as monthly adjustments for changes in the cost of energy. The Company also provides engineering and design services for water plant construction and manages and operates water plants owned by others through its affiliate companies in Bermuda and the British Virgin Islands, and provides engineering and design services for the construction of water plants.

2. Accounting policies

Basis of preparation: The consolidated financial statements presented are prepared in accordance with accounting principles generally accepted in the United States of America.

Use of estimates: The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant items subject to estimates and assumptions include the carrying value of property, plant and equipment, intangible assets, goodwill, allowances for receivables and inventory, and the fair value of the Company’s investment in affiliate.  Actual results could differ significantly from such estimates.

Basis of consolidation: The consolidated financial statements of the Company include the accounts of (i) wholly-owned subsidiaries, Aquilex, Inc., Cayman Water Company Limited (“Cayman Water”), Consolidated Water (Belize) Limited (“CW-Belize”), Ocean Conversion (Cayman) Limited (“OC-Cayman”), DesalCo Limited (“DesalCo”), Consolidated Water Cooperatief, U.A. (“CW-Coop”);  (ii) majority-owned subsidiary Consolidated Water (Bahamas) Ltd. (“CW-Bahamas”); and (iii) affiliates Consolidated Water (Bermuda) Limited (“CW-Bermuda”) and N.S.C. Agua, S.A. de C.V. (“NSC”), which are consolidated because the Company has a controlling financial interest in these companies. The Company’s investment in its other affiliate, Ocean Conversion (BVI) Ltd. (“OC-BVI”), is accounted for using the equity method of accounting. All significant intercompany balances and transactions have been eliminated in consolidation.

Foreign currency: The Company’s reporting currency is the United States dollar. The functional currency of the Company and its foreign subsidiaries is the currency for each respective country. The exchange rates between the Cayman Islands dollar, the Belize dollar, the Bahamian dollar, and the Bermuda dollar are fixed to the United States dollar.  Foreign currency gains/losses arising from transactions conducted by NSC in Mexican pesos are immaterial.

Cash and cash equivalents: Cash and cash equivalents consist of demand deposits at banks and highly liquid deposits at banks with an original maturity of three months or less.

The Company maintains cash balances in excess of federally insured limits.  As of December 31, 2010, the Company had deposits in excess of federally insured limits of approximately $5,162,000.    As of December 31, 2010, the Company held cash in foreign bank accounts of approximately $40,859,000.   The Company maintains its cash with high quality financial institutions, which the Company believes limits the credit risk associated with these deposits.

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

Loans receivable: Loans receivable relate to notes receivable from customers arising from the construction and sale of water desalination plants. The allowance for loan losses, if any, is the Company’s best estimate of the amount of probable credit losses in the Company’s existing loans and is determined on an individual loan basis.

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

Goodwill and intangible assets: Goodwill represents the excess costs over fair value of the assets of an acquired business. Goodwill and intangible assets acquired in a business combination and determined to have an indefinite useful life are not amortized, but are tested for impairment at least annually.   Intangible assets with estimable useful lives are amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment.  The Company annually evaluates the possible impairment of goodwill. Management identifies its reporting units and determines the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units. The Company determines the fair value of each reporting unit and compares it to the carrying amount of the reporting unit. To the extent the carrying amount of the reporting unit exceeds the fair value of the reporting unit, the Company is required to perform the second step of the impairment test, as this is an indication that the reporting unit goodwill may be impaired. In this step, the Company compares the implied fair value of the reporting unit goodwill with the carrying amount of the reporting unit goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit to all the assets (recognized and unrecognized) and liabilities of the reporting unit in a manner similar to a purchase price allocation.  The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. If the implied fair value is less than its carrying amount, the impairment loss is recorded. The Company has concluded based upon its annual impairment valuation during 2010 that its goodwill was not impaired.

Investments: Investments where the Company does not exercise significant influence over the operating and financial policies of the investee and holds less than 20% of the voting stock are recorded at cost. The Company uses the equity method of accounting for investments in common stock where the Company holds 20% to 50% of the voting stock of the investee and has significant influence over its operating and financial policies but does not meet the criteria for consolidation. The Company recognizes impairment losses on declines in the fair value of the stock of investees that are other than temporary.

Other assets: Under the terms of the contract with the Water and Sewerage Corporation of The Bahamas for the purchase of water from the Company’s Blue Hill desalination plant, the Company was required to reduce the amount of water lost by the public water distribution system on New Providence Island, The Bahamas, over a one year period by 438 million U.S. gallons, a requirement the Company met during 2007. The Company was solely responsible for the engineering, labor and materials costs incurred to effect the reduction in lost water, which were capitalized and are being amortized on a straight-line basis over the remaining life of the Blue Hill contract. Such costs are included in other assets and aggregated approximately $3.5 million as of December 31, 2010 and 2009. Accumulated amortization for these costs was approximately $743,000 and $564,000 as of December 31, 2010 and 2009.

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

3. Cash and cash equivalents

Cash and cash equivalents are not restricted as to withdrawal or use. As of December 31, the equivalent United States dollars are denominated in the following currencies:

	December 31,
	2010	2009
Demand deposits at banks:
United States dollar	$7,494,938	$4,124,755
Cayman Islands dollar	4,879,570	3,535,734
Bahamas dollar	4,022,003	2,445,044
Belize dollar	1,616,193	956,030
Bermuda dollar	694,346	512,919
Mexican peso	9,349	-
	18,716,399	11,574,482

Short term deposits at banks	27,413,838	32,854,708

Total cash and cash equivalents	$46,130,237	$44,429,190

4. Accounts receivable

	December 31,
	2010	2009
Trade accounts receivable	$11,956,314	$9,902,524
Receivable from affiliate	138,445	86,477
Other accounts receivable	198,105	268,921
	12,292,864	10,257,922
Allowance for doubtful accounts	(160,134)	(276,994)
	$12,132,730	$9,980,928

The activity for the allowance for doubtful accounts consisted of:

	December 31,
	2010	2009
Opening allowance for doubtful accounts	$276,994	$115,432
Provision for (recovery of) doubtful accounts	(116,860)	161,562
Ending allowance for doubtful accounts	$160,134	$276,994

Significant concentrations of credit risk are disclosed in Note 21.

5. Inventory

	December 31,
	2010	2009
Water stock	$31,263	$19,498
Consumables stock	167,758	430,444
Spare parts stock	4,774,702	4,734,676
Total inventory	4,973,723	5,184,618
Less current portion	1,434,811	1,832,564
Inventory (non-current)	$3,538,912	$3,352,054

6. Loans receivable

	December 31,
	2010	2009
Due from the Water Authority-Cayman:

Two loans originally aggregating $10,996,290, bearing interest at 6.5% per annum, receivable in monthly installments of $124,827 to May 2019, and secured by the machinery and equipment of the North Side Water Works plant.	$9,692,895	$10,531,569

Two loans originally aggregating $1,738,000, bearing interest at 5% per annum, receivable in monthly installments of $24,565 to March 2014, and secured by the machinery and equipment of the North Sound plant.	882,544	1,126,534

Two loans originally aggregating $3,671,000, bearing interest at 6.5% per annum, receivable in monthly installments of $54,513 to June 2017, and secured by the machinery and equipment of the Red Gate plant.	3,460,369	—

Two loans originally aggregating $897,000, bearing interest at 5% per annum, receivable in monthly installments of $12,678 to January 2013, and secured by the machinery and equipment of the Lower Valley plant.	300,410	433,843
Total loans receivable	14,336,218	12,091,946
Less current portion	1,733,799	1,216,098
Loans receivable, excluding current portion	$12,602,419	$10,875,848

7. Property, plant and equipment and construction in progress

	December 31,
	2010	2009
Land	$3,223,361	$3,146,561
Buildings	15,222,319	15,218,604
Plant and equipment	50,330,524	49,541,474
Distribution system	20,776,389	20,776,389
Office furniture, fixtures and equipment	2,174,260	2,364,510
Vehicles	1,322,840	1,275,733
Leasehold improvements	232,026	228,423
Lab equipment	34,874	34,874
	93,316,593	92,586,568
Less accumulated depreciation	37,392,862	31,710,292
Property, plant and equipment, net	$55,923,731	$60,876,276
Construction in progress	$249,300	$370,131

As of December 31, 2010, the Company had outstanding capital commitments of approximately $201,000.  The Company maintains insurance for loss or damage to all fixed assets that it deems susceptible to loss. The Company does not insure its underground distribution system, which the Company estimates has a replacement cost in excess of $40 million as of December 31, 2010, as the Company considers the possibility of material loss or damage to this system to be remote.  During the years ended December 31, 2010 and 2009, $740,729 and $7,157,971, respectively, of construction in progress was placed in service.  Depreciation expense was $6,195,266, $6,171,239, and 5,844,761 for the years ended December 31, 2010, 2009 and 2008, respectively.

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

OC-BVI’s sole customer is the Ministry of Communications and Works of the Government of the British Virgin Islands (the “Ministry”) to which it sells bulk water under the terms of the Water Supply Agreement between the parties dated March 4, 2010, and under a former agreement dated May 1990 (the “1990 Agreement”) which has expired. Through December 31, 2008, substantially all of the water sold to the Ministry was produced by a desalination plant located at Baughers Bay, Tortola (the “Baughers Bay plant”), which had a capacity of 1.7 million U.S. gallons per day.

During 2007, OC-BVI completed, for a total cost of approximately $8 million, the construction of a 720,000 U.S. gallons per day desalination plant located at Bar Bay, Tortola (the “Bar Bay plant”). The Company provided OC-BVI with a $3.0 million loan to fund part of this plant’s construction costs. Principal on this loan was payable in quarterly installments of $125,000 with a final balloon payment due on August 31, 2009 and interest on the loan was due quarterly at the rate of LIBOR plus 3.5%. In August 2009, the Company amended the terms of this loan with OC-BVI, increasing its balance to $2.8 million by converting $800,000 in trade receivables due to the Company from OC-BVI.  Under the terms of this amendment, the interest rate on the loan was increased to LIBOR plus 5.5% and the maturity date for the amended final balloon payment of $1,550,000 extended to August 31, 2011. The Company further amended this loan in January 2010 to increase the interest rate to LIBOR plus 7.5%. On March 4, 2010, OC-BVI and the BVI government executed a definitive seven-year contract for the Bar Bay plant (the “Bar Bay Agreement”). Under the terms of the Bar Bay Agreement, OC-BVI delivers up to 600,000 U.S. gallons of water per day to the BVI government from the Bar Bay plant and the BVI government is obligated to pay for this water at a specified price as adjusted by a monthly energy factor. The Bar Bay Agreement includes a seven-year extension option exercisable by the BVI government and required OC-BVI to complete a storage reservoir on the BVI government site by no later than March 4, 2011.   Due to the BVI government’s failure to pay the full amount ordered pursuant to the court ruling on the Baughers Bay plant dispute (see discussion that follows) OC-BVI has not commenced construction of this storage reservoir.

Summarized financial information of OC-BVI is presented as follows:

	December 31,
	2010	2009
Current assets	$1,942,418	$3,433,427
Non-current assets	8,235,140	9,454,460
Total assets	$10,177,558	$12,887,887

	December 31,
	2010	2009
Current liabilities	$3,378,916	$3,474,797
Non-current liabilities	2,387,607	5,259,756
Total liabilities	$5,766,523	$8,734,553

	Year Ended December 31,
	2010	2009
Water sales	$7,173,903	$5,016,033
Cost of water sales	2,864,192	6,878,323
Income (loss) from operations	2,891,240	(2,765,220)
Net income (loss) attributable to controlling interests	$2,848,102	$(2,259,169)

The Company’s investment in OC-BVI is comprised of the following:

	December 31,
	2010	2009
Equity investment (including profit sharing rights)	$6,362,523	$6,482,995
Loan receivable - Bar Bay plant construction	1,450,000	2,675,000
	$7,812,523	$9,157,995

The Company recognized $1,092,420 in earnings from its equity investment in OC-BVI for the year ended December 31, 2010 and losses of ($1,025,968) and ($2,345,612) from its equity investment in OC-BVI for the years ended December 31, 2009 and 2008, respectively. For the years ended December 31, 2010, 2009, and 2008, the Company recognized approximately $656,000, $324,000, and $541,000, respectively, in revenues from its management services agreement with OC-BVI. In addition to the Company’s loan to, and equity investment in, OC-BVI of approximately $7.8 million in 2010 and $9.2 million in 2009, the Company’s recorded value of the OC-BVI management services agreement, which is reflected as an intangible asset on the Company’s consolidated balance sheet, was approximately $714,000 and $856,000 as of December 31, 2010 and 2009 (see Note 10). As a result of the signing of the Bar Bay Agreement and the loss of its operating contract for the Baughers Bay plant (see discussion that follows), the Company began amortization of this intangible asset over the seven year life of the Bar Bay Agreement during the three months ended March 31, 2010.

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

After conducting hearings on October 12 and 16, 2009, on October 28, 2009, the Court ordered the BVI government to pay OC-BVI at the rate of $13.91 per thousand imperial gallons for water produced by OC-BVI from December 20, 2007 to present, which amounted to a total recovery for OC-BVI of $10.4 million. The BVI government made a payment of $2 million to OC-BVI under the Court order during the fourth quarter of 2009, a second payment of $2 million under the Court order during July 2010 and a third payment under the Court order of $1 million in February 2011.

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

Effective January 1, 2008, OC-BVI changed its policy for the recording of its revenues from the Baughers Bay plant from the accrual to the equivalent of the cash method due to an inability to meet all of the above revenue recognition criteria.  As a result of this adjustment to OC-BVI’s revenues, the Company recorded losses from its equity in OC-BVI’s results of operations for all fiscal quarters of 2008 and for the first three quarters of 2009.    Any cash payments made by the BVI government on Baughers Bay related invoices were applied by OC-BVI to the remaining balance of outstanding accounts receivable that arose from billings for periods prior to and including December 2007 and thus were not recognized as revenues.  Sufficient payments were received from the BVI government during the three months ended September 30, 2009 to repay the remaining accounts receivable balances relating to period prior to December 31, 2007.  OC-BVI continues to apply the equivalent of the cash method with respect to the recognition of revenues from Baughers Bay.  Consequently, OC-BVI will not recognize as revenues any amounts to be paid to OC-BVI as a result of the Court ruling until such amounts are paid by the BVI government. Through December 31, 2010 the BVI government had made $4 million in payments on the Court order to OC-BVI and during February 2011 the BVI government paid OC-BVI another $1 million on the Court order.

In February 2010, the BVI government announced that it had signed a 16-year contract with another company for the construction and operation of a water plant that will provide potable water to the greater Tortola area and (the Company believes) will replace the current production of the Baughers Bay plant.

The Company accounts for its investment in OC-BVI in accordance with the equity method of accounting for investments in common stock. This method requires recognition of a loss on an equity investment that is other than temporary, and indicates that a current fair value of an equity investment that is less than its carrying amount may indicate a loss in the value of the investment. To test for possible impairment of its investment in OC-BVI, the Company estimates its fair value as of the end of each fiscal quarter. In making this estimate, the Company calculates the expected cash flows from our investment in OC-BVI by (i) identifying various possible outcomes of the Baughers Bay litigation; (ii) estimating the cash flows associated with the Bar Bay plant and each possible Baughers Bay outcome, and (iii) assigning a probability to each Baughers Bay outcome based upon discussions held to date by OC-BVI’s management with the BVI government and OC-BVI’s legal counsel. The resulting probability-weighted sum represents the expected cash flows, and the Company’s best estimate of future cash flows, to be derived from its investment in OC-BVI. After considering the September and October 2009 rulings of the Court, the Company determined that the carrying value of its investment in OC-BVI exceeded the estimated fair value for its investment in OC-BVI by approximately $160,000 as of September 30, 2009 and therefore recognized an impairment loss of this amount on this investment during the three months ended September 30, 2009. As a result of the decision by the BVI government to enter into the agreement with another company to build a new plant to serve Tortola, the Company concluded that it is unlikely that OC-BVI will derive any significant future revenues from an operating contract for the Baughers Bay plant. Consequently, the Company determined that an additional impairment loss of $(4,500,000) was required (and was recorded) during the fourth quarter of 2009 to reduce its investment in OC-BVI to its estimated fair value.

Based upon the estimated fair value determined as of December 31, 2010 and the developments since that date to the date of this filing, the Company concluded that no impairment loss was required to be recognized on its investment in OC-BVI during the year ended December 31, 2010.  This conclusion assumes that the BVI government will fulfill its obligations under the Bar Bay Agreement and that OC-BVI will collect all of the $10.4 million awarded by the Court (of which only $5 million has been received to date).   The Appellate Court could ultimately overturn the ruling of the Court, which currently requires the BVI government to pay OC-BVI at the rate of $13.91 per thousand imperial gallons for water previously supplied, or the Appellate Court could reduce the amount awarded to OC-BVI under the Court order, or the BVI government could fail to honor the terms of its agreement for water supplied by OC-BVI’s other plant located at Bar Bay, Tortola.  If any of these events occur the actual cash flows from OC-BVI could vary materially from the expected cash flows the Company used in determining OC-BVI’s fair value as of December 31, 2010 and the Company could be required to record an additional impairment loss to reduce the carrying value of its investment in OC-BVI.  Such impairment loss would reduce the Company’s earnings and could have a material adverse impact on its results of operations and financial condition.

9. Other Affiliates

C W-Bermuda

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

Because (i) the equity investment in CW-Bermuda is not sufficient to permit it to finance its activities without the loan from the Company; (ii) the other investors in CW-Bermuda have no obligation to absorb any significant amount of its losses should losses arise; and (iii) the Company expects economic benefits from CW-Bermuda that are significantly greater than the Company’s voting rights of 40%, CW-Bermuda constitutes a variable interest entity (“VIE”). The Company is the primary beneficiary of CW-Bermuda and accordingly, consolidates the results of CW-Bermuda in its financial statements. The assets and liabilities of CW-Bermuda included in the Company’s consolidated balance sheet amounted to approximately $1,248,000 and $197,000 respectively, as of December 31, 2010. The Company has not provided any guarantees related to CW-Bermuda and any creditors of the VIE do not have recourse to the general credit of Consolidated Water Co. Ltd. as a result of including CW-Bermuda in the consolidated financial statements. The results of CW-Bermuda are reflected in the Company’s services segment.

NSC

In May 2010, the Company acquired, through a wholly-owned Netherlands subsidiary, Consolidated Water Cooperatief, U.A., a 50% interest in N.S.C. Agua, S.A. de C.V., (“NSC”) a Mexican company.  NSC has been formed to pursue a project encompassing the construction, ownership and operation of a 100 million gallon per day seawater reverse osmosis desalination plant to be located in northern Baja California, Mexico and an accompanying pipeline to deliver water to the U.S. border.   The Company and its partners in NSC believe such a project can  be successful due to what the Company anticipates will be a growing need for a new potable water supply for the areas of northern Baja California, Mexico and Southern California, United States. To complete this project NSC has engaged an engineering group with extensive regional experience and has partnered with Doosan Heavy Industries and Construction, a global leader in the engineering, procurement and construction of large seawater desalination plants.  Once completed, we would operate the plant while retaining a minority position in its ownership.  NSC is in the development stage, and is presently involved in seeking contracts for the purchase of land on which to build the plant and for the electric power and feed water sources for the plant’s proposed operations.  In addition to obtaining these contracts, NSC will be required to complete various other steps before it can commence construction of the plant and pipeline including, but not limited to, obtaining approvals and permits from various governmental agencies in Mexico and the United States, securing contracts with its proposed customers to sell water in sufficient quantities and at prices that make the project financially viable, and obtaining equity and debt financing for the project. NSC’s potential customers will also be required to obtain various governmental permits and approvals in order to purchase water from NSC.

For its 50% interest in NSC, the Company has agreed to provide initial funding of up to $4 million in the form of equity for NSC’s development activities.  Because the Company exercises effective financial control over NSC and its partners in NSC will not participate in funding the first $4 million in losses that NSC may incur, the Company consolidates NSC’s results of operations.  Included in the consolidated results of operations for the year ended December 31, 2010 is approximately $1.7 million in general and administrative expenses, consisting of organizational, legal, accounting, engineering, consulting and other costs relating to the project development activities of NSC.  The assets and liabilities of NSC included in the Company’s consolidated balance sheet amounted to approximately $731,000 and $131,000, respectively, as of December 31, 2010.  Approximately $1.8 million and $800,000 of our initial funding commitment remained as of December 31, 2010 and the date of this filing, respectively.

Upon completion of NSC’s development activities the Company may decide to expend significant funds beyond the $4 million to continue to pursue this project, including those necessary to purchase the land for the plant.

The Company estimates that it will take approximately one year for NSC to complete all of the activities (which include purchasing the land for the plant, securing feed water and power supplies, completing the engineering and feasibility studies, negotiating the customer contracts, obtaining the required permits and arranging the project financing) necessary to commence construction of the plant. However, completing these activities could take significantly longer than a year.  NSC may ultimately be unable to complete all the activities required to proceed with the project.

10. Intangible assets

In 2003, as part of the acquisition of a group of companies, the Company acquired 100% of the outstanding voting common shares of DesalCo, which had an agreement to provide management and engineering services to OC-BVI.  The Company attributed $856,356 of the purchase price of the acquisition to the value of this management services agreement, which has no expiration term. Initially the Company determined that this intangible asset had an indefinite life and therefore it was not amortized. However in 2010, as a result of the loss by OC-BVI of its Baughers Bay contract (see Note 8) the Company assigned a useful life of seven years to this asset and began its amortization.

The carrying amount of the Belize Water Production and Supply Agreement is being amortized over the 23 year term of the agreement and has a weighted average remaining useful life of 16.4 years.

	December 31,
	2010	2009
Cost
Intangible asset management service agreement	$856,356	$856,356
Belize water production and supply agreement	1,522,419	1,522,419
	2,378,775	2,378,775
Accumulated amortization
Intangible asset management service agreement	(142,726)	-
Belize water production and supply agreement	(525,312)	(459,119)
	(668,038)	(459,119)
Intangible assets, net	$1,710,737	$1,919,656

Amortization for each of the next five years is expected to be as follows:

2011	$208,918
2012	208,918
2013	208,918
2014	208,918
2015	208,918
Thereafter	666,147

11. Dividends

Interim dividends declared on Class A common stock and redeemable preferred stock for each quarter of the respective years ended December 31 were as follows:

	2010	2009	2008
First Quarter	$0.075	$0.065	$0.130
Second Quarter	0.075	0.065	0.065
Third Quarter	0.075	0.075	0.065
Fourth Quarter	0.075	0.075	0.065

12. Long term debt

Long term debt consists of the following:

	December 31,
	2010	2009
Fixed rate bonds bearing interest at a rate of 5.95%; repayable in quarterly installments of $526,010; secured by substantially all of the Company’s assets. Redeemable in full at any time after August 4, 2009 at a premium of 1.5% of the outstanding principal and accrued interest on the bonds on the date of redemption; maturing on August 4, 2016.	$10,182,449	$11,626,534
Series A bonds bearing interest at the annual fixed rate of 7.5%, payable quarterly; maturing on June 30, 2015.	8,500,000	10,000,000
Total long term debt	18,682,449	21,626,534
Less discount	375,664	497,267
Less current portion	1,422,991	1,322,483
Long term debt, excluding current portion	$16,883,794	$19,806,784

The Company has collateralized all borrowings under the 5.95% fixed rate bonds and the $2,000,000 unused line of credit by providing a first debenture over fixed and floating assets, a first legal charge over all land and buildings, a security interest in all insurance policies and claims, a reimbursement agreement for standby letters of credit, a pledge of capital stock of each subsidiary and guarantees and negative pledges from each company where a majority interest exists.

In July 2005, CW-Bahamas sold B$10,000,000 Series A bonds to Bahamian citizens and permanent resident investors in The Bahamas to finance a portion of the construction cost of its Blue Hill plant.  These bonds mature on June 30, 2015 and accrue interest at the annual fixed rate of 7.5%.  Interest is payable quarterly.  CW-Bahamas has the option to redeem the bonds in whole or in part without penalty commencing after June 30, 2008.  The Company has guaranteed CW-Bahamas repayment obligations upon an “event of default” as defined in the guarantee agreement.  If the Company pays any amounts pursuant to the guarantee, it will be subrogated to all rights of the bondholders in respect of any such payments.  The guarantee is a general unsecured obligation junior to the Company’s other secured obligations.  The Company elected to redeem $1.5 million of these bonds in September 2010.

CW-Bahamas has a credit facility with Scotiabank that consists of a B$500,000 revolving working capital loan. The obligations under the credit facility are secured by the assets of CW-Bahamas. Borrowings under the working capital loan accrue interest at the Nassau Prime rate plus 1.50% per annum. No amounts were outstanding under this facility as of December 31, 2010 or 2009.  This credit facility contains certain covenants applicable to CW-Bahamas, including restrictions on additional debt, guarantees and sale of assets. The credit facility limits the payment of dividends by CW-Bahamas to available cash flow (as defined in the governing loan agreement). All obligations under the credit facility are repayable on demand.

As of December 31, 2010, the Company has available but unused lines of credit with Scotiabank for $2,000,000, bearing interest at the floating base rate as established by Cayman Islands Class A licensed banks from time to time.

As of December 31, 2010, the aggregate debt repayment obligations for the next five years and thereafter are as follows:

2011	$1,422,991
2012	1,531,134
2013	1,647,493
2014	1,772,690
2015	10,407,398
Thereafter	1,525,079
$18,306,785

13. Share capital and additional paid-in capital

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

The Company has an Option Deed in place designed to deter coercive takeover tactics. Pursuant to this plan, holders of common shares and preferred shares are granted options which entitle them to purchase 1/100 of a share of Class ‘B’ stock at an exercise price of $50.00 if a person or group acquires or commences a tender offer for 20% or more of the Company’s common shares. Option holders (other than the acquiring person or group) will also be entitled to buy, for the $37.50 exercise price, common shares with a then market value of $100.00 in the event a person or group actually acquires 20% or more of the Company’s common shares. Options may be redeemed at $0.01 under certain circumstances. A total of 145,000 of the Company’s authorized but unissued common shares have been reserved for issuance as Class ‘B’ stock. The Class ‘B’ stock has priority over common shares with respect to dividend and voting rights. No Class ‘B’ stock options have been exercised or redeemed up to December 31, 2010. In March 2007, the Board of Directors extended the expiration date of the Option Deed through July 2017.

14. Cost of revenues and general and administrative expenses

	Year Ended December 31,
	2010	2009	2008
Cost of revenues consist of:
Electricity	$10,132,956	$8,743,711	$10,352,763
Depreciation	5,854,297	5,882,387	5,380,061
Fuel oil	4,928,409	4,953,120	9,279,123
Employee costs	4,444,814	4,537,824	4,230,387
Cost of plant sales	1,833,835	3,850,188	9,949,693
Maintenance	2,541,927	2,437,164	2,284,690
Other	1,437,327	1,564,739	2,331,467
Royalties	1,368,181	1,505,080	1,367,369
Insurance	1,490,121	1,321,727	1,131,826
Amortization of intangible assets	66,192	224,500	737,737
	$34,098,059	$35,020,440	$47,045,116

General and administrative expenses consist of:
Employee costs	$4,219,915	$4,526,140	$3,941,357
Insurance	951,715	952,742	863,239
Professional fees	2,805,146	857,135	774,095
Directors’ fees and expenses	519,786	692,374	715,591
Depreciation	340,969	310,529	308,699
Other	2,349,391	2,762,337	2,186,204
	$11,186,922	$10,101,257	$8,789,185

15. Earnings per share

Earnings per share (“EPS”) are computed on a basic and diluted basis.  Basic EPS is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. The computation of diluted EPS assumes the issuance of common shares for all potential common shares outstanding during the reporting period and, if dilutive, the effect of stock options using the treasury stock method.

The following summarizes information related to the computation of basic and diluted EPS for the respective years ended December 31:

	2010	2009	2008
Net income attributable to Consolidated Water Co. Ltd. common stockholders	$6,292,025	$6,098,571	$7,209,716
Less: Dividends paid and earnings attributable on preferred shares	(5,350)	(5,236)	(4,696)
Net income available to common shares in the determination of basic EPS	$6,286,675	$6,093,335	$7,205,020

Weighted average number of common shares in the determination of basic EPS attributable to Consolidated Water Co. Ltd. common stockholders	14,547,065	14,535,192	14,519,847
Plus:
Weighted average number of preferred shares outstanding during the year	18,723	17,657	19,124
Potential dilutive effect of unexercised options	32,106	35,295	-
Weighted average number of shares used for determining diluted EPS attributable to Consolidated Water Co. Ltd. common stockholders	14,597,894	14,588,144	14,538,971

16. Segment information
	As of and for the year ended December 31, 2010
	Retail	Bulk	Services	Total
Revenues	$21,864,252	$25,302,093	$3,542,209	$50,708,554
Cost of revenues	10,361,302	20,907,981	2,828,776	34,098,059
Gross profit	11,502,950	4,394,112	713,433	16,610,495
General and administrative expenses	8,105,740	1,247,076	1,834,106	11,186,922
Income (loss) from operations	3,397,210	3,147,036	(1,120,673)	5,423,573
Other income (expense), net				1,019,589
Consolidated net income				6,443,162
Income attributable to non-controlling interests				151,137
Net income attributable to Consolidated Water Co. Ltd. stockholders				$6,292,025

As of December 31, 2010:
Property, plant and equipment, net	$26,426,273	$28,350,519	$1,146,939	$55,923,731
Construction in progress	249,300	-	-	249,300
Goodwill	1,170,511	2,328,526	88,717	3,587,754
Total assets	77,481,333	69,343,561	5,376,672	152,201,566

	As of and for the year ended December 31, 2009
	Retail	Bulk	Services	Total
Revenues	$23,239,756	$25,905,077	$8,874,684	$58,019,517
Cost of revenues	9,812,434	20,149,969	5,058,037	35,020,440
Gross profit	13,427,322	5,755,108	3,816,647	22,999,077
General and administrative expenses	8,215,142	1,676,327	209,788	10,101,257
Income from operations	5,212,180	4,078,781	3,606,859	12,897,820
Other income (expense), net				(6,298,138)
Consolidated net income				6,599,682
Income attributable to non-controlling interests				501,111
Net income attributable to Consolidated Water Co. Ltd. stockholders				$6,098,571

As of December 31, 2009:
Property plant and equipment, net	$27,549,450	$31,935,956	$1,390,870	$60,876,276
Construction in progress	370,131	-	-	370,131
Goodwill	1,170,511	2,328,526	88,717	3,587,754
Total assets	78,291,323	68,832,934	7,351,524	154,475,781

	As of and for the year ended December 31, 2008
	Retail	Bulk	Services	Total
Revenues	$22,369,806	$30,121,536	$13,187,617	$65,678,959
Cost of revenues	10,566,747	25,557,832	10,920,537	47,045,116
Gross profit	11,803,059	4,563,704	2,267,080	18,633,843
General and administrative expenses	7,150,449	1,379,597	259,139	8,789,185
Income from operations	4,652,610	3,184,107	2,007,941	9,844,658
Other income (expense), net				(2,568,975)
Consolidated net income				7,275,683
Income attributable to non-controlling interests				65,967
Net income attributable to Consolidated Water Co. Ltd. stockholders				$7,209,716

As of December 31, 2008:
Property plant and equipment, net	$22,526,675	$34,607,482	$1,803,823	$58,937,980
Construction in progress	5,305,733	852,225	-	6,157,958
Goodwill	1,170,511	2,328,526	88,717	3,587,754
Total assets	80,567,404	68,876,710	5,212,460	154,656,574

Revenues from Cayman Island operations were $29,168,425 in 2010 (2009: $31,739,512 and 2008: $31,299,635). Revenues from all other country operations were $21,540,129 in 2010 (2009: $26,280,005 and 2008: $34,379,324).  Included in the revenues from other countries is $16,188,416 in 2010 (2008: $15,535,411 and 2008: $19,124,705) from the operations in the Bahamas, $1,809,504 in 2010 (2009: $1,869,912 and 2008: $2,066,871) from our operations in Belize.

For the year ended December 31, 2010, revenues in the amount of $15,941,021 (2009: $15,285,508 and 2008: $19,037,522:) were earned from the Water and Sewerage Corporation of The Bahamas (“WSC”) and revenues in the amount of $7,304,173 (2009: $8,499,755 and 2008: $9,017,143) were earned from the Water Authority-Cayman.  During 2010, revenues from the WSC represented 31% (2009: 26% and 2008: 29%) of total revenues and revenues from the Water Authority-Cayman represented 14% (2009: 15% and 2008: 14%) of total revenues.

For the year ended December 31, 2010, revenues earned by the Services segment from its management services agreement with OC-BVI amounted to $656,736 (2009: $324,148 and 2008: $541,218).

As of December 31, 2010 and 2009, property, plant and equipment located in the Cayman Islands was $27,325,357 and $28,146,619, respectively. Property, plant and equipment in all other country operations was $28,598,374 and $32,098,906 as of December 31, 2010 and 2009, respectively. Included in property, plant and equipment from other country operations is $26,789,013 in 2010 and $29,982,058 in 2009, from the operations in the Bahamas and $1,336,375 in 2010 and $1,472,227 in 2009 from our operations in Belize.

17. Related party transactions

In 2005, OC-BVI entered into a twenty-five year lease agreement with Bar Bay Estate Holdings Limited (“Bar Bay Holdings”), a private company incorporated in the Territory of the British Virgin Islands, pursuant to which OC-BVI agreed to lease from Bar Bay Holdings approximately 50,000 square feet of land on Tortola, British Virgin Islands on which a seawater desalination plant and wells were constructed. Under the terms of the lease agreement, a lease premium payment of $750,000 was made on June 10, 2005, annual lease and easement payments of $17,662 ($15,020 through May 2010) are due annually and royalty payments of 2.87% of annual sales are payable quarterly. A Director of Sage Water Holdings (BVI) Limited, a company which currently owns 100% of the non-voting stock, 50% of the voting common stock and 50% of the profit sharing rights of OC-BVI, is also a Director of OC-BVI and holds 50% of the outstanding shares of Bar Bay Holdings.

18. Commitments and contingencies

Commitments

On April 1, 2005, the Company signed a lease for approximately 5,451 square feet of office space at the Regatta Office Park, West Bay Road, Grand Cayman, Cayman Islands.  The term of the lease was three years at $196,240 per annum. In October 2007, the Company exercised an option to extend the lease for a further three year period through April 30, 2011, at an increased annual rental payment of $215,864 per annum.  In 2011, the Company extended the lease again through April 30, 2014, with a rental payment of $215,947 per annum.

In 2005, Aquilex leased approximately 7,100 square feet of office and warehouse space in Deerfield Beach, Florida for a term that ends on March 31, 2011.  In 2010, Aquilex leased approximately 6,500 square feet of office space in Coral Springs, Florida for five years, beginning April 2011.

Effective October 1, 2010, Aquilex leased approximately 4,100 square feet of warehouse space in Sunrise, Florida for a period of five years.

Future minimum lease payments under non-cancelable operating leases as of December 31, 2010 are as follows:

2011	$384,860
2012	404,129
2013	414,431
2014	280,768
2015	210,887
2016	47,216
$1,742,291

Total rental expense for the years ended December 31, 2010, 2009 and 2008 was $384,860, $373,099 and $343,780 respectively.

The Company is obligated to supply water, where feasible, to customers in the Cayman Islands within its license area in accordance with the terms of the license. Royalties are paid to the Government of the Cayman Islands at the rate of 7.5% of gross water sales.

The Company has seven water supply agreements under which it is required to provide minimum water quantities.

The Company has entered into employment agreements with certain executives, which expire through December 31, 2013 and provide for, among other things, base annual salary in an aggregate amount of $2.3 million, performance bonuses and various employee benefits.

Expiration and Renewal of Retail License

In the Cayman Islands, the Company provides water to retail customers under a 20 year license issued to Cayman Water in July 1990 by the Cayman Islands government that grants the Company the exclusive right to provide water to retail customers within our licensed service area. The Company’s service area is comprised of an area on Grand Cayman that includes the Seven Mile Beach and West Bay areas, two of the three most populated areas in the Cayman Islands. For the year ended December 31, 2010, the Company generated approximately 43% of its consolidated revenues and 70% of its consolidated gross profits from the retail water operations conducted pursuant to our exclusive license.   If Cayman Water is not in default of any terms of the license, the Company has a right of first refusal to renew the license on terms that are no less favorable than those that the government offers to any third party.

This license was set to expire on July 10, 2010 however the Company and the Cayman Islands government have agreed in correspondence to extend the license three times in order to provide sufficient time to negotiate the terms of a new license agreement.  The most recent extension of the term of the license by correspondence expired on January 4, 2011, but, based on the acquiescence of the Cayman Islands government, Cayman Water is continuing to supply water to the service area specified in the license in accordance with the terms and conditions of the original July 1990 license.

The license negotiations have been recently impacted by two matters: (1) on February 14, 2011 the Water Production and Supply Law, 2011 (which replaces the Water (Production and Supply) Law (1996 Revision) under which the Company is licensed) and the Water Authority (Amendment) Law, 2011 (the "New Laws") were published on terms that they would come into force on such date as may be appointed by Order made by the Governor in Cabinet. The Company has sought but not yet obtained any official confirmation that such an Order has been issued and the New Laws may therefore not be in force as at this date. If the New Laws are in force it would mean that any further negotiations would be required to be conducted with the Water Authority-Cayman as principal and that any new license would be issued pursuant to the provisions of the New Laws which contemplate a rate of return on invested capital model as further discussed below; (2) the Cayman Islands government has offered in writing to extend the license until negotiations are completed or April 4, 2011 whichever is the earlier, on terms that the Company forgoes its contractual right to a rate increase in line with inflation as of January 1, 2011, and that  April, 4 2011 be agreed as the final termination date for negotiations. The Company has declined this offer, asserted its contractual rights to the rate increase, and proposed to continue in the interim the production and supply of water as it is an essential service to the Cayman Islands and Cayman Water is the only entity in a position to continue that production and supply. The Company is waiting to hear further from the Cayman Islands government. No negotiation meetings have been held since the publication of the New Laws. At this stage the Company believes it is highly unlikely the license negotiations will be completed before the deadline April 4, 2011 deadline proposed by the Cayman Islands government.

The Company has been informed during its retail license renewal negotiations conducted with representatives of the Cayman Islands government that the Cayman Islands government seeks to restructure the terms of its license to employ a “rate of return on invested capital model” similar to that governing the sale of water to many U.S. municipalities. The Company has formally objected to the implementation of a “rate of return on invested capital model” on the basis that it believes that such a model would not promote the efficient operation of its water utility and could ultimately increase water rates to its customers. The Company believes such a model, if ultimately implemented, could significantly reduce the operating income and cash flows the Company has historically generated from its retail license and require the Company to record an impairment loss to reduce the $1.2 million carrying value of its retail segment’s goodwill.  Such impairment loss could be material to the Company’s results of operations.

If a new long-term license agreement is not entered into with the government, the Company  would retain a right of first refusal to renew the license on terms that are no less favorable than those that the government might offer in the future to a third party.

If the Company does not enter into a new license agreement, and no other party is awarded a license, the Company may be permitted to continue to supply water to its service area.  However, the terms of such continued supply may not be as favorable to the Company as the terms in the July 11, 1990 license agreement.  It is possible that the government could offer a third party a license to service some or all of the Company’s present service area.  In such event, the Company may assume the license offered to the third party by exercising its right of first refusal.  The terms of the new license agreement may not be as favorable to the Company as the terms under which it is presently operating and could reduce the operating income and cash flows the Company has historically generated from its retail license and require the Company to record an impairment loss to reduce the $1.2 million carrying value of its retail segment’s goodwill.  Such impairment loss could be material to the Company’s results of operations.

The Company is presently unable to determine what impact the resolution of this matter will have on its financial condition or results of operations.

Other Contingencies

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

19. Stock Based Compensation

The Company has the following stock compensation plans that form part of its employees’ remuneration:

Employee Share Incentive Plan (Preferred Shares)

The Company awards preferred shares for $nil consideration under the Employee Share Incentive Plan as part of compensation for certain eligible employees, excluding Directors and certain Officers, that require future services as a condition to the delivery of common shares. In addition, options are granted to purchase preferred shares at a fixed price, determined annually, which will typically represent a discount to the market value of the common stock. In consideration for preferred shares, the Company issues shares of common stock on a share for share basis. Under the plan, the conversion is conditional on the grantee’s satisfying requirements outlined in the award agreements. Preferred shares are only redeemable with the Company’s approval. Each employee’s option to purchase preferred shares must be exercised within 30 days of the grant date, which is the 90th day after the date of the auditor’s opinion on the financial statements for the relevant year.  Options granted during the years ended December 31, 2010 and 2009 totaled 5,379 and 4,197, respectively.

Employee Share Option Plan (Common Stock Options)

The Company has an employee stock option plan for certain long-serving employees of the Company. Under the plan, these employees are granted in each calendar year, as long as the employee is a participant in the Employee Share Incentive Plan, options to purchase common shares. The price at which the option may be exercised will be the closing market price on the grant date, which is the 40th day after the date of the Company’s Annual Shareholder Meeting. The number of options each employee is granted is equal to five times the sum of (i) the number of preferred shares which that employee receives for $nil consideration and (ii) the number of preferred share options which that employee exercises in that given year. Options may be exercised during the period commencing on the fourth anniversary of the grant date and ending on the thirtieth day after the fourth anniversary of the grant date.  Options granted during the years ended December 31, 2010 and 2009 totaled 3,165 and  3,670, respectively.

Non-Executive Directors’ Share Plan

This stock grant plan provides part of Directors’ remuneration. Under this plan, Directors receive a combination of cash and common stock for their participation in Board meetings. All Directors are eligible except Executive Officers, who are covered by individual employment contracts, and the board member designated by Cayman Island government.  The number of common stock granted is calculated based upon the market price of the Company’s common stock on October 1 of the year preceding the grant. Stock granted during the years ended December 31, 2010 and 2009 totaled 3,471 shares and 3,928 shares, respectively.

2008 Equity Incentive Plan

On May 14, 2008, the Company’s stockholders approved the 2008 Equity Incentive Plan (the “2008 Plan”) and reserved 1,500,000 shares of the Company’s Class A common shares for issuance under this plan. All Directors, executives and key employees of the Company or its affiliates are eligible for participation in the 2008 Plan which provides for the issuance of options, restricted stock and stock equivalents at the discretion of the Board.  In 2009, 101,697 options were granted under the 2008 Plan at an exercise price of $7.90.  No options were granted in 2010.  In February 2011, a total of 143,612 options were granted under the 2008 Plan at an exercise price of $10.68.

The Company measures and recognizes compensation cost at fair value for all share-based payments, including stock options. As a result, stock compensation expense of $257,799 and $438,552 was charged to earnings for the years ended December 31, 2010 and 2009, respectively.

The fair value of each option award is estimated on the date of grant using a Black-Scholes option-pricing model that uses the assumptions noted in the table below. Expected volatilities are based on historical volatilities of the Company’s common stock. The Company uses historical data to estimate option exercise and post-vesting termination behavior. The expected term of options granted is based on historical data and represents the period of time that options granted are expected to be outstanding. The Company uses historical data to estimate stock option exercises and forfeitures within its valuation model. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of the grant.

The significant weighted average assumptions for the years ended December 31, 2010, 2009 and 2008 were as follows:

	2010	2009	2008
Risk free interest rate	0.54%	1.28%	2.87%
Expected option life (years)	1.6	3.4	3.5
Expected volatility	16.33%	68.62%	57.16%
Expected dividend yield	2.49%	3.17%	1.51%

A summary of the Company’s stock option activity for the year ended December 31, 2010 is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (1)
Outstanding at beginning of year	215,052	$18.76
Granted	8,544	11.62
Exercised	(520)	11.78
Forfeited	(10,009)	11.78
Outstanding at end of year	213,067	$18.49	2.61 years	$129,155
Exercisable at end of year	101,669	$22.14	1.75 years	$43,052
____________
(1)
The intrinsic value of a stock option represents the amount by which the fair value of the underlying stock, measured by reference to the closing price of the common shares of $9.17 on the Nasdaq Global Select Market on December 31, 2010, exceeds the exercise price of the option.

As of December 31, 2010, 111,398 non-vested options and 101,669 vested options were outstanding, with weighted average exercise prices of $15.15 and $22.14, respectively, and average remaining contractual lives of 3.39 years and 1.75 years, respectively. The total remaining unrecognized compensation costs related to unvested stock-based arrangements were $89,073 as of December 31, 2010 and are expected to be recognized over a weighted average period of 3.39 years.

As of December 31, 2010, unrecognized compensation costs relating to convertible preference shares outstanding were $95,710, and are expected to be recognized over a weighted average period of 1.22 years.

The following table summarizes the weighted average fair value of options at date of grant and the intrinsic value of options exercised during the years ended December 31, 2010, 2009 and 2008:

	2010	2009	2008
Options granted with an exercise price below market price on the date of grant:
Employees — preferred share options	$0.70	$8.31	$—
Overall weighted average	$0.70	$8.31	$—
Options granted with an exercise price at market price on the date of grant:
Management employees	$—	$3.28	$—
Employees — common share options	$1.40	$8.05	$6.82
Overall weighted average	$1.40	$5.66	$6.82
Options granted with an exercise price above market price on the date of grant:
Management employees	$—	$—	$4.43
Employees — preferred share options	$—	$—	$0.02
Overall weighted average	$—	$—	$4.35
Total intrinsic value of options exercised	$365	$9,313	$12,012

20. Pension benefits

Pursuant to Cayman Islands law, staff pension plans are offered to all employees in the Cayman Islands. The plans are administered by third party pension plan providers and are defined contribution plans whereby the Company matches the contribution of the first 5% of each participating employee’s salary up to $72,000.  The total amount recognized as an expense for this pension plan during the year ended December 31, 2010 was $171,949 (2009: $181,143 and 2008: $174,616).

21. Financial instruments

Credit risk:

The Company is not exposed to significant credit risk on its retail customer accounts as its policy is to cease supply of water to customers’ accounts that are more than 45 days overdue. The Company’s exposure to credit risk is concentrated on receivables from its Bulk water customers. Management considers these receivables fully collectible and therefore the Company has not recorded an allowance for these receivables. All other accounts receivable are current or an allowance has been made for collection as of December 31, 2010.

Interest rate risk:

Substantially all of the Company’s outstanding debt consists of fixed rate obligations and therefore the Company is not subject to interest-rate risk arising from fluctuations of LIBOR or prime lending rates.

Foreign exchange risk:

All relevant foreign currencies other than the Mexican peso have fixed exchange rates to the United States dollar as detailed under the foreign currency accounting policy note. If any of these fixed exchange rates become floating exchange rates, the Company’s consolidated results of operations could be adversely affected.

Fair values:

As of December 31, 2010 and 2009, the carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and other liabilities and dividends payable approximate their fair values due to the short term maturities of these instruments. Management considers that the carrying amounts for loans receivable and long term debt as of December 31, 2010 approximate their fair value.

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

The following table presents the Company’s fair value hierarchy for assets and liabilities measured at fair value as of December 31, 2010:

	December 31, 2010
	Level 1	Level 2	Level 3	Total
Assets:
Recurring
Cash equivalents	$27,413,838	$-	$-	$27,413,838
Nonrecurring
Investment in affiliate	$-	$-	$7,812,523	$7,812,523

	December 31, 2009
	Level 1	Level 2	Level 3	Total
Assets:
Recurring
Cash equivalents	$32,854,708	$-	$-	$32,854,708
Nonrecurring
Investment in affiliate	$-	$-	$9,157,995	$9,157,995

In 2009 the Company recorded an impairment loss on investment in affiliate of $(4,660,000). (see Note 8)

A reconciliation of the beginning and ending balances for Level 3 investments for the year ended December 31, 2010:

Balance as of December 31, 2009	$9,157,995
Equity in earnings (loss) of affiliate	1,092,420
Distribution of earnings from affiliate	(1,537,725)
Payments received on loan receivable	(1,225,000)
Other	324,833
Balance as of December 31, 2010	$7,812,523

22.	Supplemental disclosure of cash flow information

	2010	2009	2008

Interest paid in cash	$1,381,829	$1,127,156	$1,570,878

Non-cash transactions:
Note received for plant facility sold	$3,670,963	$10,996,290	$—
Conversion of accounts receivable to investment in affiliate (see Note 8)	$—	$800,000	$—
Issuance of 8,565, 6,734, and 11,450 respectively, of common shares for services rendered	$119,997	$95,592	$286,462
Issuance of 5,379, 4,533, and 1,774, respectively, of redeemable preferred shares for services rendered	$67,130	$78,703	$30,158
Conversion of 4,950, 5,784, and 5,451, respectively of redeemable preferred shares to common shares	$2,970	$3,470	$3,271
Dividends declared but not paid	$1,092,913	$1,091,879	$945,695

23. Impact of recent accounting standards pronouncements

Adoption of New Accounting Standards:

In December 2009, the FASB issued ASU 2009-17 Consolidations (Topic 810) Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities (“ASU 2009-17”).  ASU 2009-17 amends the ASC for the issuance of FASB Statement No. 167, Amendments to FASB Interpretation No. 46(R). The amendments in ASU 2009-17 replace the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. ASU 2009-17 also requires additional disclosures about an enterprise’s involvement in variable interest entities. ASU 2009-17 was effective for the Company starting January 3, 2010. The adoption of ASU 2009-17 did not have an impact on the Company’s consolidated results of operations or financial position.

In January 2010, the FASB issued ASU 2010-2 Consolidations (Topic 810) Accounting and Reporting for Decreases in Ownership of a Subsidiary - a Scope Clarification (“ASU 2010-2”). ASU 2010-2 addresses implementation issues related to the changes in ownership provisions in the Consolidation—Overall Subtopic (“Subtopic 810-10”) of the ASC. Subtopic 810-10 establishes the accounting and reporting guidance for noncontrolling interests and changes in ownership interests of a subsidiary. An entity is required to deconsolidate a subsidiary when the entity ceases to have a controlling financial interest in the subsidiary. Upon deconsolidation of a subsidiary, an entity recognizes a gain or loss on the transaction and measures any retained investment in the subsidiary at fair value. The gain or loss includes any gain or loss associated with the difference between the fair value of the retained investment in the subsidiary and its carrying amount at the date the subsidiary is deconsolidated. In contrast, an entity is required to account for a decrease in ownership interest of a subsidiary that does not result in a change of control of the subsidiary as an equity transaction. ASU 2010-2 became effective for the Company starting January 3, 2010. The adoption of ASU 2010-2 did not have a material impact on the Company’s consolidated results of operations or financial position.

In January 2010, the FASB issued ASU 2010-06, which amended ASC 820, Fair Value Measurements and Disclosures.  This update amends the disclosure requirements related to recurring and nonrecurring fair value measurements and requires new disclosures on the transfers of assets and liabilities between Level 1 (quoted prices in active market for identical assets or liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons and the timing of the transfers. Additionally, the guidance requires a roll forward of activities on purchases, sales, issuance and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). The guidance became effective for the fiscal year beginning January 1, 2010, except for the disclosure on the roll forward activities for Level 3 fair value measurements, which will become effective for the fiscal year beginning January 1, 2011. The adoption of this Level 1 and Level 2 guidance did not have an effect on the Company’s consolidated financial statements. The Company does not expect the adoption of the Level 3 guidance to have a material impact on its consolidated financial statements.

On February 24, 2010, the FASB issued ASU No. 2010-09, Amendments to Certain Recognition and Disclosure Requirements. This update removes the requirement for an SEC filer to disclose the date through which subsequent events have been evaluated and became effective immediately. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

Effect of Newly Issued But Not Yet Effective Accounting Standards:

In October 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements – a consensus of the FASB Emerging Issues Task Force, which amends the criteria for when to evaluate individual delivered items in a multiple deliverable arrangement and how to allocate consideration received.  This ASU is effective for fiscal years beginning on or after June 15, 2010, which is January 1, 2011 for the Company. The Company does not expect the adoption of this standard to have a material impact on its financial statements.

In December 2010, the FASB issued ASU 2010-28, Intangibles – Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts.  The ASU does not prescribe a specific method of calculating the carrying value of a reporting unit in the performance of step 1 of the goodwill impairment test (i.e. equity-value-based method or enterprise-value-based method).  However, it requires entities with a zero or negative carrying value to assess, considering qualitative factors such as those used to determine whether a triggering event would require an interim goodwill impairment test (listed in ASC 350-20-35-30, Intangibles – Goodwill and Other – Subsequent Measurement ), whether it is more likely than not that a goodwill impairment exists and perform step 2 of the goodwill impairment test if so concluded.  ASU 2010-28 is effective for the Company beginning January 1, 2011 and early adoption is not permitted.  The Company does not expect the adoption of ASU 2010-28 to have a material impact on its consolidated financial position or results of operations.

24. Subsequent events

We evaluated subsequent events through the time of the filing of our Annual Report on Form 10-K. We are not aware of any significant events that occurred subsequent to the balance sheet date but prior to the filing of this report that would have a material impact on our financial statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
Ocean Conversion (BVI) Ltd.

We have audited the accompanying consolidated balance sheets of Ocean Conversion (BVI) Ltd. and its subsidiary (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material aspects, the financial position of Ocean Conversion (BVI) Ltd. and subsidiary as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

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

/s/  Marcum LLP

Fort Lauderdale, Florida
March 16, 2011

OCEAN CONVERSION (BVI) LTD.

CONSOLIDATED BALANCE SHEETS

(Expressed in United States Dollars)

	December 31,
	2010	2009
ASSETS
Current assets
Cash and cash equivalents	$452,258	$2,910,531
Accounts receivable	1,065,521	42,349
Inventory	354,853	374,810
Prepaid expenses and other assets	69,786	105,737
Total current assets	1,942,418	3,433,427

Property, plant and equipment, net	7,566,049	8,179,176
Construction in progress	-	224,744
Inventory non-current	86,591	438,040
Other assets	582,500	612,500

Total assets	$10,177,558	$12,887,887

LIABILITIES AND EQUITY
Current liabilities
Accounts payable and other liabilities	$1,928,917	$2,849,797
Current portion of long term debt	1,450,000	625,000
Total current liabilities	3,378,917	3,474,797

Long term debt	-	2,050,000
Profit sharing obligation	2,387,606	3,209,756
Total liabilities	5,766,523	8,734,553

Equity
Class A, voting shares, $1 par value. Authorized 600,000 shares: issued and outstanding 555,000 shares	555,000	555,000
Class B, voting shares, $1 par value. Authorized 600,000 shares: issued and outstanding 555,000 shares	555,000	555,000
Class C, non-voting shares, $1 par value. Authorized 600,000 shares: issued and outstanding 165,000	165,000	165,000
Additional paid-in capital	225,659	225,659
Retained earnings	2,879,195	2,619,343
Total OC-BVI stockholders’ equity	4,379,854	4,120,002
Non-controlling interest	31,181	33,332
Total equity	4,411,035	4,153,334
Total liabilities and equity	$10,177,558	$12,887,887

The accompanying notes are an integral part of these consolidated financial statements.

OCEAN CONVERSION (BVI) LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Expressed in United States Dollars)

	Year Ended December 31,
	2010	2009	2008
Water sales	$7,173,903	$5,016,033	$137,666
Cost of water sales	2,864,192	6,878,323	4,160,394
Gross profit (loss)	4,309,711	(1,862,290)	(4,022,728)
General and administrative expenses	1,418,471	902,930	1,046,312
Income (loss) from operations	2,891,240	(2,765,220)	(5,069,040)
Other income (expense)
Interest income	132,238	654,976	7,480
Interest expense	(182,106)	(130,236)	(160,827)
Other income	4,579	15	739
	(45,289)	524,755	(152,608)
Net income (loss)	2,845,951	(2,240,465)	(5,221,648)
(Income) loss attributable to non-controlling interests	2,151	(18,704)	(14,628)
Net income (loss) attributable to controlling interests	$2,848,102	$(2,259,169)	$(5,236,276)

The accompanying notes are an integral part of these consolidated financial statements.

OCEAN CONVERSION (BVI) LTD.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2010, 2009 and 2008

(Expressed in United States Dollars)

					Non-	Total
	Common Stock		Additional	Retained	controlling	stockholders’
	Shares	Dollars	paid-in capital	earnings	interest	equity

Balance as of December 31, 2007	1,275,000	$1,275,000	$225,659	$10,242,288	$-	$11,742,947

Net loss	-	-	-	(5,236,276)	14,628	(5,221,648)

Dividends declared	-	-	-	(127,500)	-	(127,500)

Balance as of December 31, 2008	1,275,000	1,275,000	225,659	4,878,512	14,628	6,393,799

Net loss	-	-	-	(2,259,169)	18,704	(2,240,465)

Balance as of December 31, 2009	1,275,000	1,275,000	225,659	2,619,343	33,332	4,153,334

Net income	-	-	-	2,848,102	(2,151)	2,845,951

Dividends declared	-	-	-	(2,588,250)	-	(2,588,250)

Balance as of December 31, 2010	1,275,000	$1,275,000	$225,659	$2,879,195	$31,181	$4,411,035

The accompanying notes are an integral part of these consolidated financial statements.

OCEAN CONVERSION (BVI) LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in United States Dollars)

	Year Ended December 31,
	2010	2009	2008
Cash flows from operating activities
Net income (loss)	$2,845,951	$(2,240,465)	$(5,221,648)
Add (deduct) items not affecting cash
Depreciation	774,555	820,030	251,708
Loss on disposal of fixed assets	-	2,121,775	-
(Increase) decrease in accounts receivable	(1,023,172)	1,092,601	7,042,140
(Increase) decrease in inventory	371,406	(143,263)	(202,228)
(Increase) decrease in other assets	65,951	(39,648)	21,372
Increase (decrease) in accounts payable and accrued liabilities	(857,564)	1,860,541	(283,197)
Net cash provided by operating activities	2,177,127	3,471,571	1,608,147

Cash flows from investing activities
Purchase of property, plant and equipment	-	(257,514)	(156,195)
Expenditures for construction in progress	-	(677,092)	(12,549)
Net cash (used in) investing activities	-	(934,606)	(168,744)

Cash flows from financing activities
Profit sharing rights paid	(822,150)	-	(40,500)
Principal repayments of long term debt to affiliate	(1,225,000)	(375,000)	(625,000)
Dividends paid	(2,588,250)	-	(127,500)
Net cash (used in) in financing activities	(4,635,400)	(375,000)	(793,000)
Net increase (decrease) in cash and cash equivalents	(2,458,273)	2,161,965	646,403
Cash and cash equivalents at the beginning of the year	2,910,531	748,566	102,163
Cash and cash equivalents at the end of the year	$452,258	$2,910,531	$748,566
Interest paid in cash	$245,879	$82,578	$245,000

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

Revenue from water sales: OC-BVI recognizes revenues from Bar Bay plant water sales at the time water is supplied to the BVI government’s distribution system. The amount of water supplied is determined based upon water meter readings performed at the end of each month. Under the terms of its bulk water supply contracts, OC-BVI is entitled to charge its customers the greater of a minimum monthly charge or the price for water supplied during the month. Due to the dispute relating to the Baughers Bay plant (see Note 3) that resulted in on-going uncertainty as to the amount and timing of payments by the BVI government for water supplied from this plant, effective January 1, 2008, OC-BVI changed its policy for recognizing revenues for water supplied from the Baughers Bay plant from the accrual to the equivalent of the cash method. OC-BVI has recognized revenues for amounts billed to the BVI government for water supplied from the Baughers Bay plant during the years ended December 31, 2008 and 2009 only to extent such amounts have been paid by the BVI government and such amounts exceed in the aggregate the accounts receivable balances previously due from the BVI government as of December 31, 2007 for water supplied from the Baughers Bay plant. Payments received by OC-BVI from the BVI government totaled approximately $6.7 million, $6.3 million and $6.1 million in 2008, 2009 and 2010, respectively.

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

After conducting hearings on October 12 and 16, 2009, on October 28, 2009, the Court ordered the BVI government to pay OC-BVI at the rate of $13.91 per thousand imperial gallons for water produced by OC-BVI from December 20, 2007 to present, which amounted to a total recovery for OC-BVI of $10.4 million. The BVI government made a payment of $2 million to OC-BVI under the Court order during the fourth quarter of 2009, a second payment of $2 million under the Court order during July 2010 and a third payment under the Court order of $1 million in February 2011.

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

The Appellate Court could ultimately overturn the ruling of the Court requiring the BVI government to pay OC-BVI at the rate of $13.91 per thousand imperial gallons for water previously supplied or reduce the amount payable to OC-BVI awarded by the Court.  If either of these events occur, OC-BVI could be required to repay some or all of the funds paid by the BVI government pursuant to the award by the Court.  If this occurs OC-BVI would be required to record an expense for the amounts repaid.  Such expense could have a material adverse impact on OC-BVI’s results of operations and financial condition.

During 2007 OC-BVI completed, for a total cost of approximately $8 million, the construction of a 720,000 U.S. gallons per day desalination plant located at Bar Bay, Tortola (the “Bar Bay plant”). On December 19, 2008, OC-BVI and the BVI government executed a binding term sheet for the purchase of water by the BVI government from OC-BVI’s seawater desalination plant located at Bar Bay, Tortola, BVI. The parties intended this term sheet to govern the terms of sale of water by OC-BVI to the BVI government until the parties executed a definitive contract. On March 4, 2010, OC-BVI and the BVI government executed the definitive contract with a seven year term (and a seven year extension exercisable by the BVI government) for the Bar Bay plant (the “Bar Bay Agreement”). Under the terms of the Bar Bay Agreement, OC-BVI will deliver up to 600,000 U.S. gallons of water per day to the BVI government from the Bar Bay plant. Prior to completion of the construction of the first phase of certain additional facilities by OC-BVI in August 2009, the BVI government was not obligated to purchase any minimum volumes of water from OC-BVI. The first phase of such facilities construction involved the installation of water pipes from the plant to a BVI government-owned reservoir site and from this site to the BVI government’s piped water distribution system. However, since completion of this first phase, the BVI government has been obligated to purchase at least 600,000 U.S. gallons of water per day from the plant. A second phase of construction requires OC-BVI to complete a storage reservoir on the BVI government site by March 4, 2011.  Due to the BVI government’s failure to pay the full amount ordered pursuant to the court ruling on the Baughers Bay plant dispute, OC-BVI has not commenced construction of this storage reservoir.

4. Inventory

Inventory consists of:

	December 31,
	2010	2009
Consumables stock	$27,044	$66,255
Spare parts stock	414,400	746,595
Total inventory	441,444	812,850
Less current portion	354,853	374,810
Inventory (non-current)	$86,591	$438,040

5. Property, plant and equipment and construction in progress

Property, plant and equipment and construction in progress consist of:

	December 31,
	2010	2009

Buildings	$3,587,639	$3,587,639
Plant and equipment	5,712,027	5,488,196
Office furniture, fixtures and equipment	70,232	69,000
Vehicles	48,700	71,600
Tools & test equipment	21,259	21,259
	9,439,857	9,237,694
Accumulated depreciation	(1,873,808)	(1,058,518)
Property, plant and equipment, net	$7,566,049	$8,179,176
Construction in progress	$-	$224,744

As a result of the September 2009 determination by the Eastern Caribbean Supreme Court that the BVI government was entitled to ownership and immediate possession of the Baughers Bay plant (see Note 3). OC-BVI recorded an impairment loss in its cost of water sales of approximately $2.1 million during the year ended December 31, 2009 for fixed assets associated with the Baughers Bay plant.  Depreciation expense was $774,555, $820,030 and $251,708 for the years ended December 31, 2010, 2009 and 2008, respectively.

6. Long term debt

	December 31,
	2010	2009
CWCO loan bearing interest at three month LIBOR plus 5.5% per annum, with interest calculated daily and payable quarterly. The loan is payable in eight (8) quarterly principal payments, being four (4) equal installments of $125,000 commencing on November  30, 2009, three (3) equal installments of $250,000, plus a final principal payment of $1,550,000 due on August 31, 2011, plus quarterly payments of accrued interest.

As amended in December 2010, loan payable to Consolidated Water Co. Ltd., bearing interest at three month LIBOR plus 7.5% (7.80% as of December 31, 2010) per annum, with interest calculated daily and payable quarterly.   The loan is payable in two principal payments of $550,000 on February 28, and May 31, 2011 and a payment of $350,000 on August 31, 2011, plus quarterly payments of accrued interest.
	$1,450,000	$2,675,000
Total long term debt	1,450,000	2,675,000
Less current portion	(1,450,000)	(625,000)
Long term debt, excluding current portion	$-	$2,050,000

On May 25, 2005, the Company entered into a loan agreement with Consolidated Water Co. Ltd. (“CWCO”), a Cayman Islands company that owns 50% of the Company’s voting shares. Under this agreement CWCO loaned the Company $3.0 million for the design and construction of the Bar Bay plant in Tortola. The loan principal was originally due and payable on June 1, 2007 and interest accrued at the LIBOR rate plus 3.5% and was payable quarterly on amounts drawn down commencing July 2005. The loan can be repaid at any time without penalty and is secured by a debenture on all of the Company’s assets. On August 24, 2007, the loan agreement was amended such that the loan is payable in eight quarterly principal payments of $125,000 commencing on August 31, 2007, plus a final principal payment of $2,000,000 due on August 31, 2009, plus quarterly payments of accrued interest. In August 2009, CWCO further amended the terms of this loan with the Company, increasing its balance to $2,800,000 by converting $800,000 in trade payables due to CWCO from the Company.   Under the terms of this amendment, the interest rate on the loan was increased to the rate of LIBOR plus 5.5% and the maturity date for the final balloon payment extended to August 31, 2011. CWCO further amended this loan in January 2010 to increase the interest rate to LIBOR plus 7.5%.  The Company’s failure to obtain new agreements with the BVI government for its Baughers Bay and Bar Bay plants constituted an event of default under the loan agreement as of December 31, 2009.  However, the Company obtained waivers of this default through January 1, 2011 from CWCO.  Effective December 29, 2010 the Company agreed to make two additional principal repayments to CWCO on February 28, 2011 and May 31, 2011 of $300,000 each in addition to the scheduled quarterly payments and the final balloon payment due on August 31, 2011.

7. Commitments

The Company leases property adjacent to the Baughers Bay plant upon which it has installed wells and pipelines necessary for the production of water, with lease payments totaling $18,055 annually through the year 2015.

In addition, in 2005 the Company entered into a twenty-five year lease agreement with Bar Bay Estate Holdings Limited (“Bar Bay Holdings”), a private company incorporated in the Territory of the British Virgin Islands, pursuant to which the Company agreed to lease from Bar Bay Holdings approximately 50,000 square feet of land on Tortola, British Virgin Islands on which a seawater desalination plant and wells was constructed. Under the terms of the lease agreement, a lease premium payment of $750,000 was made on June 10, 2005, annual lease and easement payments of $17,662 ($15,020 through May 2010) are due annually and royalty payments of 2.87% of annual sales, as defined in the lease agreement, are payable quarterly. Sage Water Holdings (BVI) Limited currently owns 100% of the non-voting stock, 50% of the voting common stock and 50% of the profit sharing rights of the Company. A Director of Sage Water Holdings is also a Director of the Company and holds 50% of the outstanding shares of Bar Bay Holdings.

Future minimum lease payments under non-cancelable operating leases as of December 31, 2010 are as follows:

2011	35,717
2012	35,717
2013	35,717
2014	35,717
2015	35,717
Thereafter	264,930

Total rental expense amounted to $63,655 for each of the years ended December31, 2010, 2009 and 2008.

8. Expenses

	For the year ended December 31,
	2010	2009	2008
Cost of water sales comprise the following:
Fuel oil	$51,240	$104,031	$892,442
Electricity	773,097	2,126,281	1,653,487
Maintenance	372,180	358,516	358,190
Depreciation	774,387	819,352	250,603
Employee costs	433,419	609,364	501,894
Insurance	86,784	136,025	131,165
Impairment loss on fixed assets	-	2,121,775	-
Other	373,085	602,979	372,613
	$2,864,192	$6,878,323	$4,160,394

General and administrative expenses comprise the following:
Management fees	$887,523	$389,978	$725,895
Directors fees and expenses	165,216	27,472	27,789
Professional fees	47,969	219,103	120,600
Employee costs	61,483	45,976	52,718
Maintenance costs	778	2,598	145
Depreciation	168	678	1,105
Other	255,334	217,125	118,060
	$1,418,471	$902,930	$1,046,312

9. Related party transactions

Pursuant to an amended and restated Management Services Agreement dated December 1, 2003 between DesalCo Limited. (a wholly-owned subsidiary of CWCO) and the Company, DesalCo Limited provides the Company with management, administration, finance, operations, maintenance, engineering and purchasing services, and is entitled to be reimbursed for all reasonable expenses incurred on behalf of the Company. The Company incurred fees of $656,738, $324,148, and $541,218 related to this management services agreement for the years ended December 31, 2010, 2009 and 2008, respectively, and as of December 31, 2010 had accounts payable of $124,507 (2009: $137,066) due to DesalCo Limited for fees and expenses paid by DesalCo Limited on behalf of the Company.

Pursuant to a Management Services Memorandum effected January 1, 2004 between the Class B Directors who at any point in time represent Sage Water Holdings (BVI) Limited, and the Company, the Class B directors provide the Company with delegated operational matters, general management of local business matters, donation, sponsorship and public relations activities, and are entitled to an annual fixed fee of $60,000 and a profit sharing bonus equal to 2% of the Company’s income before depreciation, interest (income and expense), and other expenses not directly related to the operation of the Company. The Company incurred fees of $230,785, $65,830, and $184,677 related to this management services memorandum for the years ended December 31, 2010, 2009 and 2008, respectively and as of December 31, 2010 had accounts payable of $10,489 (2009: $nil) due to Sage Water Holdings (BVI) Ltd.

As of December 31, 2010, the Company had accounts payable of $23,809 (2009: $158,723) related to the reimbursement of expenses paid by CWCO and DesalCo Limited.

10. Profit sharing obligation

	December 31,
	2010	2009
Opening balance	$3,209,756	$3,209,756
Distributions	(822,150)	-
Ending balance	$2,387,606	$3,209,756

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

Under the terms of the Agreements, the Company, in exchange for the above-mentioned shares, granted the Parties, profit sharing rights in the Company’s profits for as long as the Company remains in business as a going concern. The Agreement states that where the Company has profits available for the payment of dividends and pays a dividend from there, a distribution shall be made to each of the Parties equal to 202,500 (2009: 202,500) times the dividend per share received by the remaining shareholders and paid concurrently with such dividend. The factor of 202,500 (2009: 202,500) shall be subject to amendment by the same proportion and at the same time as changes take place or adjustments are made in respect of the remaining shareholders.

The current shareholders and an affiliate of a current shareholder have acquired these profit sharing rights. The Company has recorded an obligation as of December 31, 2010 for the maximum profit shares payable to the Parties if all retained earnings were to be distributed as dividends and profit shares.

11. Taxation

Under the terms of the water sale agreements with the Government, the Company is exempt from all non-employee taxation in the British Virgin Islands.

12. Pension plan

Effective December 1, 2003, the Company established the MWM Global Retirement Plan (the “Plan”). The Plan is a defined contribution plan whereby the Company contributes 5% of each participating employee’s salary to the Plan. The total amount recognized as an expense under the plan during the year ended December 31, 2010 was $11,142 (2009: $16,171 and 2008: $14,335).

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

Fair values:

As of December 31, 2010 and 2009, the carrying amounts of cash and cash equivalents, accounts receivable, prepaid expenses and other assets, accounts payable and accrued liabilities approximate fair values due to the short term maturities of these assets and liabilities. Management considers that the carrying amount for long term debt approximates fair value.

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

Our management has evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our management, including our principal executive officer and principal financial officer, has concluded that, as of the end of the period covered by this report, the company’s disclosure controls and procedures were effective at the reasonable assurance level.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Based on our assessment, management has concluded that, as of December 31, 2010, the Company’s internal control over financial reporting was effective at the reasonable assurance level.

The Company’s independent registered public accounting firm, Marcum LLP, has issued a report on the effectiveness of the Company’s internal control over financial reporting. Their report appears in Item 8. Financial Statements and Supplementary Data.

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

PART III

ITEM 10.            DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our Directors and Executive Officers

This table lists information concerning our executive officers and directors:

Name	Age	Position
Wilmer F. Pergande *	71	Director, Chairman of the Board of Directors
Frederick W. McTaggart	48	Director, President, Chief Executive Officer
David W. Sasnett	54	Director, Executive Vice President & Chief Financial Officer
Gregory S. McTaggart	47	Vice President of Cayman Operations
Robert B. Morrison	57	Vice President of Procurement and Logistics
Gerard J. Pereira	40	Vice President of Product Technology
Ramjeet Jerrybandan	43	Vice President of Overseas Operations
Brian E. Butler *	61	Director
Carson K. Ebanks *	55	Director
Richard L. Finlay *	52	Director
Clarence B. Flowers, Jr. *	55	Director
Leonard J. Sokolow *	54	Director
Raymond Whittaker *	57	Director
___________________________

*	The Board of Directors has determined that each of such persons is an “independent director” under the corporate governance rules of The NASDAQ Stock Market LLC (“NASDAQ”).

Wilmer F. Pergande has been a director of our Company since 1978 and Chairman since November 2009. He has more than 45 years of management and engineering experience in the desalinization industry.  Mr. Pergande is the principal of WF Pergande Consulting LLC currently providing consulting engineering services in the areas of chemical separations, desalination and fluid dynamics technologies. He retired in 2006 as the Global Leader for Desalination and Process Equipment for GE Infrastructure, Water and Process Technologies, a water desalination and treatment division of GE, which position he held since 2002. From 1995 to 2001, Mr. Pergande held the position of Vice-President of Business Development & Special Projects, and CEO of their desalinization business subsidiary, of Osmonics, Inc., a publicly-traded water treatment and purification company, until its acquisition by General Electric Co. Before joining Osmonics, Mr. Pergande was the Chief Executive Officer of Licon International, Inc., a publicly traded manufacturer of chemical separation and processing equipment from 1992 to 1995. Previously, Mr. Pergande was the President of Mechanical Equipment Company, Inc. from 1978 to 1992, and held managerial, executive and engineering positions from 1964 to 1977 with AquaChem Inc., both companies being manufacturers of seawater desalination equipment. He has been a Director of the International Desalination Association for three terms and also served as its Treasurer and Secretary.

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

Robert B. Morrison was appointed Vice President of Procurement and Logistics in November 2010. Mr. Morrison holds the designation "Certified Supply Chain Management Professional" and has more than twenty- five years of experience in the purchasing and logistics field. He joined DesalCo Limited as Purchasing Manager in June of 1996 and held this post until our acquisition of that company in 2003. In March 2003, Mr. Morrison was promoted to Vice President of Purchasing and Information Technology, retaining this post until his acceptance of his current position in 2010. Prior to joining DesalCo Ltd., Mr. Morrison was principal Purchasing Officer for the Ministry of Works & Engineering of the Bermuda government and Purchasing Manager for American-Standard in Toronto, Canada.

Gerard J. Pereira was appointed Vice President of Product Technology in September 2010. Mr. Pereira obtained his Bachelor of Science and Master of Science in Chemical Engineering from the University of Waterloo, Ontario, Canada and joined Ocean Conversion (Cayman) Limited as Operations Engineer in 1995. He was promoted to Operations Manager of Ocean Conversion (Cayman) Limited in 1998, which post he held until our acquisition of that company. In March 2003, Mr. Pereira was promoted to Vice President of Engineering, retaining this post until his acceptance in 2008 of current position.

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

Mr. Butler was selected to serve as a member of our Board of Directors because of his over 40 years as a property developer, 33 of those in the Caribbean and his knowledge of and business connections on the Cayman Islands.

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

Composition of the Board of Directors

The Board of Directors is organized into three groups. Each group holds office for a three-year period and re-election of the Board members is staggered so that two-thirds of the Board members are not subject to re-election in any given year. The groups are organized alphabetically as follows:

Group 1	Group 2	Group 3
Brian E. Butler	Carson K. Ebanks	Wilmer F. Pergande
	Richard L. Finlay	Raymond Whittaker
	Clarence B. Flowers, Jr.	David W. Sasnett
	Frederick W. McTaggart	Leonard J. Sokolow

The director of Group 1 was re-elected at our annual shareholders’ meeting in 2010. The directors in Group 2 will be eligible for re-election in 2011, Group 3 in 2012 and then Group 1 again in 2013.

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

The Company schedules meetings of the Board of Directors quarterly, in conjunction with its Annual General Meeting, and as necessary throughout the year. The Company expects that all Directors will attend each meeting, absent a valid reason, such as a scheduled conflict. The Board of Directors held nine meetings during 2010.

Each director attended at least 75% of the aggregate of: (i) the total number of meetings of the Board of Directors held during 2010, and (ii) the total number of meetings held by all committees of the Board of Directors on which he served during 2010.

If, in the future, the Board of Directors amends the Code of Business Conduct and Ethics or grants a waiver to our principal executive officer, principal financial officer or principal accounting officer with respect to the Code of Business Conduct and Ethics, the Company will post the amendment or a description of the waiver on the “Investors - Governance” section of the Company’s website.

Committees of the Board of Directors

The Board of Directors has the following four committees: (1) Executive, (2) Compensation, (3) Audit and (4) Nominations and Corporate Governance. Except for the Executive Committee, the Board of Directors has adopted a written charter for each of the other committees. Such charters are posted on the “Investors - Governance” section of the Company’s website: http://www.cwco.com.

Executive Committee

The Executive Committee is comprised of Messrs. Frederick McTaggart, Finlay, Flowers, Pergande and Whittaker. The Executive Committee met once during 2010. The functions of the Executive Committee include meeting to ensure that any matters which must be dealt with before the next Board of Directors meeting are addressed in a timely matter.

Compensation Committee

The Compensation Committee is comprised of Messrs. Finlay, Whittaker and Flowers. Prior to May 2010, the Committee was comprised of Messrs. Finlay and Flowers and Steven A Carr, who did not stand for re-election at the Company’s annual meeting of shareholders in May 2010.  The Compensation Committee met three times during 2010.

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

Audit Committee

The Board of Directors has an Audit Committee which is comprised of Messrs. Sokolow, Pergande and Whittaker.  The Audit Committee met five times during 2010.

The Audit Committee assists the Board of Directors in monitoring the financial reporting process, the internal control structure and the independence and performance of the internal audit controls and functions and the independent public accountants. Its primary duties are to serve as an independent and objective party to monitor the Company’s financial process and internal control system, to review and appraise the audit effort of the Company’s independent accountants and to provide an open avenue of communications among the independent accountants, financial consultants, financial and senior management and the Board of Directors. The Board of Directors has adopted a written charter for the Audit Committee and the Audit Committee reviews and reassesses the adequacy of its charter on an annual basis. During the year, the Board of Directors examined the composition of the Audit Committee in light of NASDAQ’s corporate governance rules and the regulations promulgated by the Securities and Exchange Commission (“SEC”) applicable to audit committees. Based upon this examination, the Board of Directors has determined that all members of the Audit Committee are “independent directors” within the meaning of applicable rules and regulations of NASDAQ and the SEC. The Board of Directors has also determined that Mr. Sokolow qualifies as an “audit committee financial expert” as defined under applicable rules and regulations of NASDAQ and the SEC.

Nominations and Corporate Governance Committee

The Board of Directors has a Nominations and Corporate Governance Committee, which is comprised of Messrs. Sokolow, Butler and Pergande.  The Nominations and Corporate Governance Committee met four times during 2010.

The Nominations and Corporate Governance Committee makes recommendations to the Board of Directors regarding the size and composition of the Board of Directors, establishes procedures for the nomination process, recommends candidates for election to the Board of Directors and nominates officers for election by the Board of Directors. The Board of Directors has determined that all members of the Nominations and Corporate Governance Committee are “independent directors,” as such term is defined under the applicable rules of NASDAQ.

We do not have a formal diversity policy or set of guidelines in selecting and appointing directors that comprise the Board of Directors. However, when making recommendations to the Board of Directors regarding the size and composition of the Board of Directors, the Nominations and Corporate Governance Committee does consider each individual director’s qualifications, skills, business experience and capacity to serve as a director and the diversity of these attributes for the Board of Directors as a whole.

To recommend a prospective nominee for the Nominations and Corporate Governance Committee’s consideration, a shareholder may submit the candidate's name and qualifications in writing to the Secretary of the Company, Consolidated Water Co. Ltd., Regatta Office Park, Windward Three, 4th Floor, West Bay Road, P.O. Box 1114, Grand Cayman, KY1-1102, Cayman Islands.

Section 16(a) Beneficial Ownership Reporting Compliance

As a foreign private issuer, we are not subject to the requirements of Section 16(a) of the Securities Exchange Act of 1934, as amended.

ITEM 11.           EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION & ANALYSIS

In this section, we provide an overview and analysis of our compensation program and policies, the material compensation decisions we have made under those programs and policies, and the material factors that we considered in making compensation decisions for our Named Executive Officers, as defined under the heading “Additional Information Regarding Executive Compensation.” Specific information regarding the compensation earned by or paid to our Named Executive Officers in 2010 is set forth in a series of tables under the heading “Additional Information Regarding Executive Compensation.” The discussion below is intended to help you understand the detailed information provided in those tables and put that information into context within our overall compensation program.

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

Compensation Philosophy and Objectives

The Committee believes that compensation paid to our Named Executive Officers should be directly aligned with our performance, and that compensation should be structured to ensure that a significant portion of our named executives officers’ compensation opportunities are directly related to achievement of our financial and operational goals, such as meeting profitability targets, operating within the capital expenditures budget, securing new projects, obtaining contract extensions with current customers and keeping current on the industry’s engineering advances in seawater conversion technology, all of which impact shareholder value. The Committee evaluates both performance and compensation to ensure that we maintain our ability to attract and retain highly skilled and motivated employees in key positions and that compensation provided to key employees remains competitive relative to the compensation paid to similarly situated executives at comparable  companies.

The Committee believes executives at comparable companies typically receive base salary, an annual bonus, and equity-based compensation, with top executives (i.e., Chief Executive Officers and Chief Financial Officers) also receiving severance payments and, at times, payments upon a change of control.  Accordingly, the Committee has determined that the compensation packages that we provide to our executives, including our Named Executive Officers, should include a mix of base salary and equity-based and incentive-based compensation, with our Chief Executive Officer and Chief Financial Officer also receiving severance payments, and our Chief Financial Officer also receiving severance payments upon a change of control.

The Committee set base salary and total cash compensation (i.e., base salary plus cash bonus) 20-25% above the average base salary and average total cash compensation of executives at  comparable companies to account for the cost of living in the Cayman Islands as compared to that of the United States.  Actual payments fall within these parameters.  The Committee did not target a certain percentage for equity-based compensation.  The severance payments to be made to our Chief Executive Officer and Chief Financial Officer and the change of control payments to be made to our Chief Financial Officer were terms requested by such officers.  The Committee agreed to the terms of the severance packages and the change of control arrangement as it believes such terms are similar to the severance packages and change of control arrangements of Chief Executive Officers and Chief Financial Officers of comparable companies..

Setting Executive Compensation

Based on the foregoing philosophy and objectives, the Committee has structured our Named Executive Officers’ base salary and equity-based and incentive-based compensation to motivate executives to achieve our business goals and reward the executives for achieving such goals. In determining the compensation of our Named Executive Officers as set forth in their most recent employment agreements, the Committee reviewed executive compensation data as recently published in a survey by the National Association of Corporate Directors and the compensation paid to executive officers at Caribbean Utilities Company, a publicly owned electrical utility in Grand Cayman, Cayman Islands.

We compete with many companies for top executive-level management and technical talent and have been unsuccessful in the past when we attempted to recruit executives to relocate to the Cayman Islands. As such, the Committee generally sets total compensation targets for our Named Executive Officers who live in the Cayman Islands at 20-25% above the compensation paid to similarly situated U.S. executives of comparable companies in order to attract and to retain our Cayman Islands based Named Executive Officers. However, the Committee may set compensation for our Named Executive Officers above or below this standard as dictated by the experience level of the individual and market factors.

In setting the base salaries in the employment agreements of our Chief Executive Office and Chief Financial Officer, the Committee determined the approximate total average annual cash compensation paid to executives performing similar functions at comparable companies.  Such amount was then divided by the respective companies’ annual revenue and income and expressed as a percentage.  Generally, the chief executive officer’s total annual cash compensation at comparable companies was approximately 1% of the comparable companies' average annual revenue and 5% of the comparable companies' average annual income and the chief financial officer’s total average annual cash compensation at comparable companies was approximately 0.5% of the comparable companies' average annual revenue and 2.5% of the comparable companies' average annual income.  The Committee applied these percentages to our annual revenue and income and then increased the resulting amounts by between 20-25%.

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

2010 Executive Compensation Components

For the fiscal year ended December 31, 2008, 2009 and 2010, the principal components of compensation for our Named Executive Officers were:

•	base salary;

•	incentive-based compensation;

•	retirement and other benefits; and

•	perquisites and other personal benefits.

Base Salary

Base salaries for our executives are established based on the scope of their responsibilities and their prior relevant background, training, and experience, taking into account competitive market compensation paid by the companies represented in the compensation data the Committee reviewed for similar positions and the overall market demand for such executives at the time of hire or entry into employment agreements.  As with total compensation, we believe that executive base salaries should be competitive with the salaries paid to executives at comparable companies.  An executive’s base salary is also evaluated together with other components of the executive’s other compensation to ensure that the executive’s total compensation is in line with our overall compensation philosophy and objectives.

Base salaries are reviewed annually and increased based upon (i) a need to realign base salaries with market levels for the same positions at comparable companies; (ii) an internal review of the executive’s compensation, both individually and relative to other executive officers; (iii) the individual performance of the executive and (iv) an assessment of whether significant corporate goals were achieved. Additionally, we may adjust base salaries as warranted throughout the year for promotions or other changes in the scope or breadth of an executive’s role or responsibilities.

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

Frederick W. McTaggart, Chief Executive Officer

Our Chief Executive Officer’s bonus for 2008, 2009 and 2010 was determined at the sole discretion of the Company’s Board of Directors. The amount of the 2008, 2009 and 2010 annual bonus was calculated by the Board of Directors based upon their assessment of the performance of Mr. McTaggart in the following areas, with the correlating value assigned to each factor for each year noted:

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

Mr. McTaggart’s 2009 Goals

1.
The Company completing capital projects under budget and on schedule for the applicable year, as approved and/or adjusted by the Board from time to time.  The amount budgeted and time schedule were considered to be the minimum thresholds, but there was no maximum thresholds established for this target.  The Company achieved this goal.

2.
The Company exceeding ”Adjusted Revenue” defined as budgeted Income for the applicable year adjusted to exclude Energy Pass Through Costs and Additions for the applicable year.  The amount budgeted was considered to be the minimum threshold, but there was no maximum threshold established for this target.  The Board of Directors determined that if the “Adjusted Revenue” target was achieved, Mr. McTaggart would be entitled to a bonus in an amount equal to 25% of his base salary.  The Company did not achieve this goal.

3.
The Company improving “Income from Operations Margin” for the applicable year defined as Income from Operations for the applicable year divided by budgeted Income for the applicable year.  “Income from Operations” is defined as budgeted Gross Profit less budgeted General and Administrative Expenses.  The amount budgeted was considered to be the minimum threshold, but there was no maximum threshold established for this target.  The Board of Directors determined that if the Income from Operations Margin target was achieved, Mr. McTaggart would be entitled to a bonus in an amount equal to 25% of his base salary.  The Company achieved this goal.

4.
The Company completing capital projects under budget and on schedule for the applicable year, as approved and/or adjusted by the Board from time to time.  The amount budgeted and time schedule were considered to be the minimum thresholds, but there was no maximum thresholds established for this target.  The Company achieved this goal.

Mr. McTaggart’s 2010 Goals

1.
The Company exceeding budgeted Net Income for 2010, excluding the earnings (loss) from OC-BVI.  The amount budgeted was considered to be the minimum threshold, but there was no maximum threshold established for this target.  The Board of Directors determined that if the net income and earnings per share targets were achieved, Mr. McTaggart would be entitled to a bonus in an amount equal to 15% of his base salary.  The Company did not achieve this goal.

2.
The Company exceeding ”Adjusted Revenue” defined as budgeted Revenues for 2010 adjusted to exclude Energy Pass Through Costs and Additions for 2010.  The amount budgeted was considered to be the minimum threshold, but there was no maximum threshold established for this target.  The Board of Directors determined that if the “Adjusted Revenue” target was achieved, Mr. McTaggart would be entitled to a bonus in an amount equal to 15% of his base salary.  The Company achieved this goal.

3.
The Company achieving a “Net Income Margin” in 2010 that exceeded the Net Income Margin for 2009.   Net Income Margin is defined as Net Income divided by Revenues.  The Net Income Margin for 2009 was considered to be the minimum threshold, but there was no maximum threshold established for this target.  The Board of Directors determined that if the Net Income Margin was achieved, Mr. McTaggart would be entitled to a bonus in an amount equal to 25% of his base salary.  The Company achieved this goal.

4.
The Company completing capital projects under budget and on schedule for 2010, as approved and/or adjusted by the Board of Directors from time to time.  The amount budgeted and time schedule were considered to be the minimum thresholds, but there was no maximum thresholds established for this target.  The Company did not achieve this goal.

5.
The Company completing negotiations and renewing its retail water license on terms approved by the Board of Directors before the license’s July 2010 expiration date.  The Board of Directors determined that if the retail license was renewed Mr. McTaggart would be entitled to a bonus in an amount equal to 20% of his base salary.  The Company did not achieve this goal.

6.
The Company obtaining at least one new capital project in 2010 on terms approved by the Board of Directors.   The Board of Directors determined that if a capital project was obtained Mr. McTaggart would be entitled to a bonus in an amount equal to 20% of his base salary.  The Company did not achieve this goal.

David W. Sasnett, Chief Financial Officer

Our Chief Financial Officer was entitled to an annual bonus for 2008, 2009 and 2010 in an amount not less than 25% of his then current base salary based on meeting certain performance goals agreed to with our Chief Executive Officer. The bonus paid to our Chief Financial Officer is paid in cash. In 2008, 2009 and 2010, our Chief Executive Officer set the performance goals listed below for the Chief Financial Officer.  These performance goals are considered in their entirety and we do not place values or weights on any specific goals.

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

3.	Ensure that the Company and its subsidiaries are fully compliant with Sarbanes-Oxley. The Company achieved this goal.

4.	Ensure that all statutory financial reporting filings are made accurately and on time. The Company achieved this goal.

 Mr. Sasnett’s 2009 Goals

1.	Successfully complete the Cayman Cost of Service Study within the agreed time frame. Mr. Sasnett achieved this goal.

2.
Provide Monthly Management Accounts to the CEO and other members of executive management within 30 days of the end of each month, except for the months of January and February in which case by April 15.  Mr. Sasnett achieved this goal.

3.	Ensure that all statutory financial reporting filings are made accurately and within the required deadlines. Mr. Sasnett achieved this goal.

4.
Ensure that the Company’s consolidated accounting, auditing, administrative and finance costs do not exceed the aggregate amount budgeted for such costs.  The budgeted consolidated accounting and auditing costs used in determining Mr. Sasnett’s 2009 incentive-based compensation were based upon the 2009 budget approved by the Board of Directors.  The amount budgeted was considered to be the minimum threshold, but there was no maximum threshold established for this target.  Mr. Sasnett did not achieve this goal.

5.
Examine and make recommendations to the CEO to restructure the financing structure of the Bahamas subsidiary in order to reduce financing costs and risk to the parent company.  Mr. Sasnett achieved this goal.

6.	Assist the CEO in maintain excellent investor relations and represent the Company at no less than two IR events during the year. Mr. Sasnett achieved this goal.

Mr. Sasnett’s 2010 Goals

1.	Revise and submit proposal to Turks & Caicos government for franchise license. Mr. Sasnett achieved this goal.

2.	Select and retain local law firm to assist in negotiations with Turk & Caicos government for proposed franchise license. Mr. Sasnett achieved this goal.

3.	Complete an evaluation of Company-wide purchasing practices and implement comprehensive purchasing strategy. Mr. Sasnett achieved this goal.

4.	Prepare a valuation model and proposed organizational and financial structure for a possible acquisition. Mr. Sasnett did not achieve this goal.

For 2008, 2009 and 2010, our VP Overseas Operations and VP Cayman Operations were entitled to an annual bonus in an amount not less than 25% of their then current base salary based on meeting the performance goals set forth below that were agreed to with our Chief Executive Officer. For 2008, 2009 and 2010, our VP of Product Technology  was entitled to an annual bonus in an amount not less than 20% of his then current base salary based on meeting the performance goals set forth below that were agreed to with our Chief Executive Officer.  These performance goals are considered in their entirety and we do not place values or weights on any specific goals.  The annual bonuses, if any, paid to our Vice-Presidents are paid in cash.

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

6.
Develop and implement an effective operating plan for the Bermuda Plant and achieve budgeted profit targets.  The budgeted profit target for the Bermuda Plant used in determining Mr. Jerrybandan’s 2008 incentive-based compensation was based upon the 2008 budget approved by the Board of Directors.  However the Bermuda Plant did not commence operations in 2008 as anticipated and consequently the budgeted profit target and the operating plan for the Bermuda Plant were ultimately not used as performance goals for Mr. Jerrybandan.

Mr. Jerrybandan’s 2009 Goals

1.
Contain costs (of supervised businesses) within approved budgeted amounts, subject to any adjustments for electricity and fuel cost changes.  The budgeted costs used in determining Mr. Jerrybandan’s 2009 incentive-based compensation were based upon the 2009 budget approved by the Board of Directors.  The amounts budgeted were considered to be the maximum threshold, but there were no minimum thresholds established for this target.  Mr. Jerrybandan achieved this goal.

2.
Meet or exceed budgeted gross margin targets of all supervised businesses.  These amounts were considered to be the minimum thresholds, but there were no maximum thresholds established.  OC-BVI was excluded from this goal because of the uncertainty related to this business.  Mr. Jerrybandan achieved this goal.

3.
Successfully implement an effective and cost-saving preventative maintenance plan for Consolidated Water (Bahamas) including utilization of the CMMS software package; this goal was measured by a reduction in the number of breakdowns and repair costs for the Windsor and Blue Hill desalination plants.  These amounts were considered to be the minimum thresholds, but there were no maximum thresholds established.  Mr. Jerrybandan did not achieve this goal.

4.
Meet or better specific energy efficiencies in the 2009 budget of each desalination plant under supervision.  Plants in the BVI operation were excluded from this goal because of OC-BVI’s ongoing dispute with the BVI government and the resulting interference with maintenance of the BVI plants.  These amounts were considered to be the minimum thresholds, but there were no maximum thresholds established.  Mr. Jerrybandan achieved this goal.

5.
Fully implement the Computerized Maintenance Management System (CMMS) and use the implemented Operations Data Portal; provide concise weekly reports to CEO from Operations Data Portal in a format to be agreed. Mr. Jerrybandan partially achieved this goal but was unable to fully achieve it due to staffing limitations.

6.
By July 31, 2009, implement monthly performance evaluation tests at each supervised plant.  Ensure that the results of these tests are taken into consideration when evaluating plant staff performance.  The Board of Directors has not met to determine whether this goal has been achieved.  Mr. Jerrybandan achieved this goal.

Mr. Jerrybandan’s 2010 Goals

1.
Enable the “maintenance costs per asset” feature/capability of the Company’s computerized fixed asset maintenance and inventory management system for all operating locations to enable tracking of maintenance costs for each operating asset.  Mr. Jerrybandan partially achieved this goal.  His inability to fully complete this goal was due to factors beyond his control.

2.	Implement a predictive and preventive maintenance program for all plants under supervision. Mr. Jerrybandan achieved this goal.

3.	Implement a plant optimization program for all major plants under supervision. Mr. Jerrybandan achieved this goal.

4.	Meet or better the specific energy efficiencies contemplated in the 2010 budget for each desalination plant under supervision. Mr. Jerrybandan achieved this goal.

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

Mr. Gregory McTaggart’s 2009 Goals

1.
Meet Cayman Water and Ocean Conversion gross profit to sales ratio targets.  The gross profit to sales ratio targets used in determining Mr. Gregory McTaggart’s 2009 incentive-based compensation were based upon the 2009 budget approved by the Board of Directors.  The amounts budgeted were considered to be the minimum threshold, but there were no maximum thresholds established for this target.  Mr. McTaggart achieved this goal.

2.
Lower overall water loss percentage for Cayman Water to less than 2009 loss and implement real time detective water loss systems using pressure and flow monitoring equipment.  The 2008 overall water loss percentage for Cayman Water Company Limited retail was 6.04%.  This percentage was considered to be the maximum threshold, but there was no minimum threshold established.  The 2008 overall water loss percentage for Cayman Water Company Limited retail was 5.72%%.  Mr. McTaggart achieved this goal.

3.
Contain costs (for supervised businesses) within budgeted amounts, subject to any adjustments for electricity and fuel cost changes.  The budgeted costs used in determining Mr. Gregory McTaggart’s 2009 incentive-based compensation were based upon the 2009 budget approved by the Board of Directors.  The amounts budgeted were considered to be the maximum threshold, but there were no minimum thresholds established for this target.  Mr. McTaggart achieved this goal.

4.
Maintain or improve specific energy efficiencies of each Cayman Water desalination plant relative to 2008 specific energy levels.  Improve the North Sound plant to be at or better than contractual efficiency.  These amounts were considered to be the minimum thresholds, but there were no maximum thresholds established.  Mr. McTaggart partially achieved this goal.  The specific energy usage of the North Sound plant was not at or better than contractual efficiency in 2009.

5.
Fully implement the Operations Data Portal and Computerized Maintenance Management System (CMMS); provide concise weekly reports to the CEO from the operations Data Portal in a format to be agreed.  Mr. McTaggart did not achieve this goal.

6.	Provide all operational information to the cost of service study consultants in an accurate and timely manner. Mr. McTaggart achieved this goal.

7.
Work with IT to implement all necessary meter reading and maintenance reports in Cogsdale by June 1, 2009.  Re-establish the meter change-out and maintenance program. Install industry standard screens in front of all turbine type meters in the CW system.  Mr. McTaggart partially achieved this goal but was unable to complete goals relating to meter maintenance and maintenance reporting due to conditions beyond his control.

Mr. Gregory McTaggart’s 2010 Goals

1.
Meet Cayman Water and Ocean Conversion gross profit to sales ratio targets.  The gross profit to sales ratio targets used in determining Mr. Gregory McTaggart’s 2010 incentive-based compensation were based upon the 2010 budget approved by the Board of Directors.  The amounts budgeted were considered to be the minimum threshold, but there were no maximum thresholds established for this target.   Mr. McTaggart achieved this goal.

2.	Lower overall water loss percentage for Cayman Water to no more than 5.75%. Mr. McTaggart did not achieve this goal.

3.
Contain costs (for supervised businesses) within budgeted amounts, subject to any adjustments for electricity and fuel cost changes.  The budgeted costs used in determining Mr. Gregory McTaggart’s 2010 incentive-based compensation were based upon the 2009 budget approved by the Board of Directors.  The amounts budgeted were considered to be the maximum threshold, but there were no minimum thresholds established for this target.  Mr. McTaggart achieved this goal.

4.
Maintain or improve specific energy efficiencies of each Cayman Water desalination plant relative to 2009 specific energy levels.   These amounts were considered to be the minimum thresholds, but there were no maximum thresholds established.  Mr. McTaggart achieved this goal.

5.	Participate in the negotiations with the Cayman Island government for the renewal of the Company’s retail water license. Mr. McTaggart achieved this goal.

6.	Prepare the Company’s plants and operations for inspection by other water industry members during the Caribbean Desalination Association conference held in Grand Cayman.

Gerard J. Pereira, VP of Product Technology

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

Mr. Pereira’s 2009 Goals

Mr. Pereira’s 2009 performance goals were not directly tied to the financial performance of the Company.  They included such matters as successfully preparing bids for new projects, establishing new partnerships in new markets, updating and executing the Company’s sales and marketing plan, evaluating certain specific long-term project opportunities, and expanding the Company’s presence within regional and international water organizations.  The Board of Directors determined that Mr. Pereira had achieved 67% of the objectives associated with his 2009 performance goals.

Mr. Pereira’s 2010 Goals

Mr. Pereira’s 2010 performance goals were not directly tied to the financial performance of the Company.  They included such matters as successfully preparing bids for new projects, establishing new partnerships in new markets, updating and executing the Company’s sales and marketing plan, evaluating certain specific long-term project opportunities, and expanding the Company’s presence within regional and international water organizations.  The Board of Directors determined that Mr. Pereira had achieved 67% of the objectives associated with his 2010 performance goals.

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

Under employment agreements with our Chief Financial Officer and Vice-Presidents that became effective January 1, 2008, these individuals receive options to purchase common shares under the 2008 Equity Incentive Plan, which was approved by our shareholders in May 2008. Under the 2008 Equity Incentive Plan, we may grant directors, executives and key employees, including our Chief Financial Officer and Vice-Presidents, stock options, restricted stock, restricted stock units, stock equivalents and awards of common shares. The Compensation Committee selects participants to receive awards and determines the terms and conditions of each award, including the number of common shares subject to awards, the price, if any, a participant pays to receive or exercise an award, the time or times when awards vest or may be exercised, settled or forfeited, any performance goals, restrictions or other conditions to vest in, exercise, or settle awards, and the effect on awards of the disability, death, or termination of service of participants.

In determining the number of options to be granted to our Vice Presidents in 2008 and 2009, we took into account the individual’s ability to affect profits and shareholder value, the individual’s historic and recent performance and the value of stock options in relation to other elements of total compensation.  We apportioned the greatest weight to an executive’s ability to affect profits and shareholder value and the executive’s recent performance, and less weight to the executive’s historic performance.  As our Vice Presidents of Operations have the greatest ability to affect profits and shareholder value, we set their equity incentive compensation at approximately 20% of their respective base salary.  As our Vice President of Product Technology  has less of an ability to affect profits, we set his equity incentive compensation at approximately 15% of his base salary.

All stock options granted to our Named Executive Officers in 2008 and 2009, incorporate the following features:

•	the options vest one-third per year over three years beginning on the first anniversary of the date of grant;

•	the options expire with regard to vested shares three years from the applicable vesting date; and

•	under certain circumstances, the options are forfeited with regard to unvested shares upon separation from the Company.

We decided to use stock options as a long-term incentive vehicle for our Chief Executive Officer, Chief Financial Officer and our Vice-Presidents because:

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

	Receive a cash payout if the employee’s retirement savings is less than $6,000;


Transfer the retirement savings to a life annuity for investment by a life insurance company and payment of a regular income stream to the employee for the remainder of the employee’s life (and the employee’s spouse’s life if the employee is married at the time of retirement); or

	Transfer the retirement savings to a Retirement Savings Arrangement account with an approved provider or bank and receive regular income payments until the account is depleted.

Perquisites and Other Personal Benefits

Pursuant to our Chief Executive Officer’s employment agreement, we provided him with a suitable vehicle, the monthly expense of which was $563 in 2008 and 2009.  In 2010, we provided him with an automobile expense allowance of $950 per month.  Pursuant to our Chief Financial Officer’s current and former employment agreements, we provided him with an automobile expense allowance which amounted to $850 per month in 2008, $900 in 2009 and $950 in 2010. Pursuant to the employment agreement with our Vice President of Overseas Operations and Vice President of Product Technology, we provided each of them with an automobile expense allowance of $850 per month in 2008, $900 per month in 2009 and $950 in 2010.  Pursuant to the employment agreement with our Vice President of Cayman Operations, we provided him with a suitable vehicle, the monthly expense of which was $429 per month in 2008, $429 in 2009 and $563 in 2010.

Termination-Based Compensation

Termination

Our Named Executive Officers’ employment agreements may be terminated upon the occurrence of the following:

i.	the death of the Named Executive Officer;

ii.	the Named Executive Officer being adjudicated bankrupt;

iii.	the Named Executive Officer giving six months notice of termination; and

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

If our Chief Financial Officer’s employment agreement is terminated by our Chief Financial Officer upon six months notice or due to his commission of an act or omission that could result in material harm to us, he will forfeit all unvested shares issued pursuant to his employment agreement. If his employment agreement is otherwise terminated or upon a “Change in Control,” as defined below, all unvested shares issued pursuant to his employment agreement will vest immediately.

Severance

Upon termination of employment, our Chief Executive Officer and Chief Financial Officer are entitled to receive severance payments under their employment agreements. In determining whether to approve and setting the terms of such severance arrangements, the Committee recognizes that executives, especially highly ranked executives, often face challenges securing new employment following termination. Our Chief Executive Officer’s employment agreement provides for a lump sum severance payment equal to 24 months and our Chief Financial Officer’s employment agreement provides for a lump sum severance payment of 12 months, of their then current respective base salary if their employment is terminated without cause or if their employment agreements are not renewed. The Committee negotiated our Chief Executive Officer’s severance package to provide him an amount equal to his base salary for the length of his non-competition arrangement with us. Based upon the data reviewed by the Committee, we believe that our Chief Executive Officer’s and Chief Financial Officer’s severance packages are generally in line with severance packages offered to executive chief executive officers and chief financial officers of comparable companies.

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

Our Chief Financial Officer’s employment agreement provides that, at his election, he may terminate his employment upon a Change in Control and receive a payment of 36 months of base his then current base salary. After reviewing the practices of companies represented in the compensation data we obtained, the Committee negotiated our Chief Financial Officer’s Change in Control arrangement to provide him an amount equal to three times his base salary. We believe that our Chief Financial Officer’s Change in Control arrangement is generally in line with such arrangements offered to chief financial officers of comparable companies.

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
Clarence B. Flowers, Jr.
Raymond Whittaker

  ADDITIONAL INFORMATION REGARDING EXECUTIVE COMPENSATION

Summary Compensation Table

The following table summarizes the compensation of our (1) Chief Executive Officer, (2) Chief Financial Officer and (3) our three other most highly compensated executive officers based upon total compensation (collectively, our “Named Executive Officers”) for the fiscal years ended December 31, 2010, 2009 and 2008.

Name and Principal Position	Year	Salary ($)	Bonus ($) (1)	Stock Awards ($) (2)	Option Awards ($) (3)	Non-Equity Incentive Plan Compensation ($) (4)	All Other Compensation ($) (5)	Total ($)

Frederick W. McTaggart	2010	399,845	97,502	32,498	—	—	12,293	542,138
Chief Executive Officer	2009	388,200	218,357	72,793	—	—	10,360	689,710
	2008	375,000	86,250	28,750	—	—	10,360	500,360

David W. Sasnett	2010	257,500	64,375	—	—	—	11,400	333,275
Executive VP &	2009	240,000	87,500	10,000	75,562	—	10,800	423,862
Chief Financial Officer	2008	221,000	50,000	30,000	93,941	—	10,200	405,141

Ramjeet Jerrybandan	2010	141,625	40,000	—	—	—	15,000	196,625
VP Overseas Operations	2009	137,500	40,000	—	65,378	—	14,400	257,278
	2008	132,750	45,000	—	74,899	—	13,800	266,449

Gregory S. McTaggart	2010	141,625	34,375	—	—	—	10,360	186,360
VP Cayman Operations	2009	137,500	34,375	—	43,588	—	8,750	224,213
	2008	132,750	30,000	—	74,899	—	8,750	246,399

Gerard J. Pereira	2010	141,625	27,500	—	—	—	15,000	184,125
VP Product Technology	2009	137,500	27,500	—	38,576	—	14,400	217,976
	2008	132,750	26,550	—	56,174	—	13,800	229,274

___________________

(1)	Bonus amounts have been determined pursuant to the bonus terms outlined in our Named Executive Officers’ respective employment agreements.

(2)
Under the terms of Mr. McTaggart’s employment agreement, his bonus was to be paid 75% in cash and 25% in common shares, valued at the market price at the close of trading on December 31, of the relevant fiscal year.  As a result, Mr. McTaggart received the following number of ordinary share in the years noted: 2010 – 3,544 shares, 2009 – 5,094 shares, and 2008 – 2,300 shares.  Under the terms of Mr. Sasnett’s employment agreement effective for 2007, he was entitled to receive the equivalent in value of $40,000 of our common shares annually.  Such shares vested quarterly in increments of 12.5% over a two-year period beginning on the date of grant. Under his current employment agreement, Mr. Sasnett no longer receives these shares.

(3)
Options amounts for 2008 and 2009 have been determined pursuant to the option terms outlined in our Named Executive Officers' respective employment agreements. Stock options expense recognized for financial reporting purposes for options granted to these executives was $0, $200,181 and $161,513 for the years ended December 31, 2010, 2009 and 2008, respectively.

(4)	There was no non-equity incentive plan compensation paid during 2008, 2009 or 2010 to Named Executive Officers.

(5)
Represents (i) pension plan contributions of $3,600 for each of Frederick W. and Gregory S. McTaggart, Ramjeet Jerrybandan and Gerard Pereira, (ii) car allowance of $11,400, $10,800, and $10,200 for Mr. Sasnett, Mr. Jerrybandan and Mr. Pereira for 2010, 2009 and 2008, respectively; (iv) the cost to us in the amount of $6,760, $5,150 and $5,150 for the automobile used by Gregory S. McTaggart for 2010, 2009 and 2008, respectively; and (v) the cost to us in the amount of $6,760 for 2008 and 2009 for the automobile used by Frederick W. McTaggart.  During 2010, we began providing him with a car allowance of $950 per month and the total car related expense was $8,700 for the year ended December 31, 2010.

Employment Agreements

Frederick W. McTaggart-President and Chief Executive Officer

On January 1, 2004, we entered into a three-year employment agreement with Frederick W. McTaggart, our President and Chief Executive Officer, pursuant to which he was paid $200,000 per annum through December 31, 2007. This agreement is subject to extension each year upon mutual agreement such that the term will be for three years from January 1st of the next following year. If we terminate Mr. Frederick McTaggart without cause, he is entitled to twice the annual remuneration set out in this agreement, adjusted for any annual increases received.

On September 14, 2007, we amended the employment agreement with Mr. McTaggart.  Commencing January 1, 2008, Mr. McTaggart’s annual base salary increased to $375,000. In addition, Mr. McTaggart’s bonus for 2008 was calculated by the Board of Directors based upon their assessment of the performance of Mr. McTaggart in the following areas: (a) the Company achieving its budgeted net income and earnings per share targets, (b) Mr. McTaggart facilitating the Company’s revenue growth through project extensions and new projects, (c) the Company staying within the approved capital expenditure budgets for operations, project extensions and new projects, (d) Mr. McTaggart fostering excellent communications with the Board of Directors and being receptive to input from the Board of Directors, (e) Mr. McTaggart executing any special projects as assigned by the Board of Directors, and (f) the development and maintenance of excellent customer relations.

On September 9, 2009, we amended the employment agreement with Mr. McTaggart.  Under the terms of the amended agreement, Mr. McTaggart’s bonus in an amount not to exceed 100% of his then-current annual compensation, will be calculated as follows:  (a) 25% of base salary if we achieve our budgeted net income, excluding operations in the British Virgin Islands for 2009; (b) 25% of base salary if we exceed our budgeted “Adjusted Revenues,” calculated as our budgeted revenue minus budgeted “Energy Pass Through Charges;” (c) 25% of base salary if we improve our “Income from Operations Margin,” calculated as our budgeted income from operations divided by our budgeted revenue; and (d)  25% of base salary if we complete projects under our capital budget and on schedule.

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

David W. Sasnett-Executive Vice President & Chief Financial Officer

Effective January 1, 2008, we entered into a two-year employment agreement with Mr. Sasnett, our Executive Vice President and Chief Financial Officer, which employment agreement has been extended through December 31, 2012.  Under the terms the employment agreement, Mr. Sasnett is entitled to an annual base salary and a performance bonus equal to 25% of Mr. Sasnett’s then current base salary if performance goals to be agreed upon by the Company’s Chief Executive Officer and Mr. Sasnett are met. The Board of Directors of the Company, may in its sole discretion, after taking into consideration the recommendations of the Company’s Chief Executive Officer, pay Mr. Sasnett a bonus in excess of 25% of Mr. Sasnett’s base salary. Mr. Sasnett is also entitled to a monthly automobile expense allowance that increases by $50 per month on the first of each new fiscal year. If the Chief Executive Officer of the Company or the Company decide not to extend the term of the Employment Agreement, the term of the Employment Agreement will expire on December 31 of the year in which such decision is made and the Company will be obligated to pay Mr. Sasnett, in cash, a severance payment equal to his base salary on the expiration date.

The Company granted Mr. Sasnett options to purchases 22,200 common shares at an exercise price of $30.40 per share. These options vest in tranches of 7,400 shares each on January 1, 2009, 2010 and 2011 and expire three years from the applicable vesting date. The Company granted Mr. Sasnett additional options in March 2009 to purchase 22,149 ordinary shares at an exercise price of $7.90.  These options vest in tranches of 7,383 each on March 19, 2010, 2011 and 2012 and expire three years from the applicable vesting date.

Gregory S. McTaggart-Vice President of Cayman Operations

Effective January 1, 2008, we entered into an employment agreement with Mr. McTaggart. Under the terms this employment agreement, Mr. McTaggart is entitled to an annual base salary and a performance bonus of not less than 25% of Mr. McTaggart’s base salary for the year pursuant to the completion of Performance Goals agreed between Mr. McTaggart and the Chief Executive Officer of the Company. The Board of Directors of the Company, may in its sole discretion, after taking into consideration the recommendations of the Company’s Chief Executive Officer, pay Mr. McTaggart a bonus in excess of 25% of Mr. McTaggart’s base salary. The performance bonus must be paid entirely in cash.

The Company granted Mr. McTaggart options to purchase 17,700 common shares at an exercise price of $30.40 per share. These options vest in tranches of 5,900 shares each on January 1, 2009, 2010 and 2011 and expire three years from the applicable vesting date. The Company granted Mr. McTaggart additional options in March 2009 to purchase 13,305 ordinary shares at an exercise price of $7.90.  These options vest in tranches of 4,435 each on March 19, 2010, 2011 and 2012 and expire three years from the applicable vesting date.

Ramjeet Jerrybandan-Vice President of Overseas Operations

Effective January 1, 2008, we entered into an employment agreement with Mr. Jerrybandan. Under the terms this employment agreement, Mr. Jerrybandan is entitled to an annual base salary and a performance bonus of not less than 25% of his base salary for the year pursuant to the completion of performance goals agreed to between Mr. Jerrybandan and the Chief Executive Officer of the Company. The Board of Directors of the Company, may in its sole discretion, after taking into consideration the recommendations of the Company’s Chief Executive Officer, pay Mr. Jerrybandan a bonus in excess of 25% of Mr. Jerrybandan’s base salary. The performance bonus must be paid entirely in cash.

The Company granted Mr. Jerrybandan options to purchase 17,700 common shares at an exercise price of $30.40 per share. These options vest in tranches of 5,900 shares each on January 1, 2009, 2010 and 2011and expire three years from the applicable vesting date. The Company granted Mr. Jerrybandan additional options in March 2009 to purchase 19,956 ordinary shares at an exercise price of $7.90.  These options vest in tranches of 4,435 each on March 19, 2010, 2011 and 2012 and expire three years from the applicable vesting date.

Pursuant to the terms of the employment agreement, the Company will provide Mr. Jerrybandan with a monthly automobile expense allowance of $850. This will increase on January 1 of each subsequent year by $50 per month during the term of this agreement.

Gerard J. Pereira-Vice President of Product Technology

Effective January 1, 2008, we entered into an employment agreement with Mr. Pereira. Under the terms this employment agreement, Mr. Pereira is entitled to an annual base salary and a performance bonus of not less than 20% of Mr. Pereira’s base salary for the year pursuant to the completion of performance goals agreed between Mr. Pereira and the Chief Executive Officer of the Company. The Board of Directors of the Company, may in its sole discretion, after taking into consideration the recommendations of the Company’s Chief Executive Officer, pay Mr. Pereira a bonus in excess of 20% of Mr. Pereira’s base salary. The performance bonus must be paid entirely in cash.

The Company granted Mr. Pereira options to purchase 13,275 common shares at an exercise price of $30.40 per share. These options vest in tranches of 4,425 shares each on January 1, 2009, 2010 and 2011 and expire three years from the applicable vesting date. The Company granted Mr. Pereira additional options in March 2009 to purchase 19,956 ordinary shares at an exercise price of $7.90.  These options vest in tranches of 4,435 each on March 19, 2010, 2011 and 2012 and expire three years from the applicable vesting date.

Pursuant to the terms of the employment agreement, the Company will provide Mr. Pereira with a monthly automobile expense allowance of $850. This will increase on January 1 of each subsequent year by $50 per month during the term of this agreement.

Grants of Plan-Based Awards

No stock options were granted during the year ended December 31, 2010 to the Named Executive Officers.

Outstanding Equity Awards at Fiscal Year-End

The following table summarizes the outstanding option awards as of December 31, 2010 for each Named Executive Officer.

	Number of Securities
	Underlying Unexercised		Option	Option	Option
	Options at Fiscal Year End		Exercise	Grant	Expiration
Name	Exercisable	Unexercisable	Price (1)	Date	Date (2)
Frederick W. McTaggart	—	—	—	—	—
David W. Sasnett	14,800	7,400	30.48	05/14/08	01/01/14
	7,383	14,766	7.90	03/19/09	03/19/15
Ramjeet Jerrybandan	11,800	5,900	30.48	05/14/08	01/01/14
	6,652	13,304	7.90	03/19/09	03/19/15
Gregory S. McTaggart	11,800	5,900	30.48	05/14/08	01/01/14
	4,435	8,870	7.90	03/19/09	03/19/15
Gerard J. Pereira	8,850	4,425	30.48	05/14/08	01/01/14
	3,925	7,850	7.90	03/19/09	03/19/15
______________________

(1)	These options vest annual in equal tranches beginning on the first anniversary of the date of grant.
(2)	These options expire three years from the applicable vesting date.

Option Exercises and Stock Vested

The following table shows the number of our ordinary shares acquired during 2010 upon the exercise of options.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Frederick W. McTaggart	—	—	—	—
David W. Sasnett	—	—	—	—
Ramjeet Jerrybandan	—	—	—	—
Gregory S. McTaggart	—	—	—	—
Gerard J. Pereira	—	—	—	—

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

Termination

Our Named Executive Officers’ employment agreements may be terminated upon the occurrence of the following:

•	the death of the Named Executive Officer;

•	the Named Executive Officer being adjudicated bankrupt;

•	the Named Executive Officer giving six months notice of termination; and

•	the Named Executive Officer being unable to discharge his duties due to physical or mental illness for a period of more than 60 days.

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

Assuming our Named Executive Officers’ employment were terminated on December 31, 2010 due to the Named Executive Officer’s inability to discharge his duties due to physical or mental illness for a period of more than 60 days, the compensation due to our Named Executive Officers would be as set forth in the following table.

		Medical	Pension Fund	Total
	Salary	Insurance	Contribution	Compensation
Name	($)	($)	($)	($)
Frederick W. McTaggart	2,000	33,808	7,200	43,008
David W. Sasnett	1,000	20,367	—	21,367
Ramjeet Jerrybandan	2,000	14,135	7,200	23,335
Gregory S. McTaggart	2,000	11,586	7,200	20,786
Gerard J. Pereira	2,000	28,133	7,200	37,333

If our Chief Financial Officer terminates his employment agreement with six months prior notice or if we terminate his employment agreement due to his commission of an act or omission that could result in material harm to us or conduct justifying dismissal under Cayman Island law, he will forfeit all unvested shares issued pursuant to his employment agreement. If his employment agreement is otherwise terminated or upon a “Change in Control,” as defined below, all unvested shares issued pursuant to his employment agreement will vest immediately.

Severance

Upon termination of employment, our Chief Executive Officer and Chief Financial Officer are entitled to receive severance payments under their employment agreements. Our Chief Executive Officer’s and Chief Financial Officer’s employment agreements provide for a lump sum severance payment equal to 24 months and 12 months, respectively, of their then current respective base salary if their employment is terminated without cause or if their employment agreements are not renewed. The Committee negotiated our Chief Executive Officer’s severance packages to provide him an amount equal to their base salary for the length of his non-competition arrangement with us.  The following table sets forth the total amount of severance payments that would be made to Messrs. McTaggart and Sasnett if their employment agreements were terminated without cause as of December 31, 2010:

Severance
Name	($)
Frederick W. McTaggart	799,690
David W. Sasnett	257,500

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

Our Chief Financial Officer’s employment agreement provides that, at his election, he may terminate his employment upon a Change in Control and receive a payment of 36 months of his then current base salary. After reviewing the practices of companies represented in the compensation data we obtained, the Committee negotiated our Chief Financial Officer’s Change in Control arrangement to provide him an amount equal to three times his base salary. We believe that our Chief Financial Officer’s Change in Control arrangement is generally in line with such arrangements offered to chief financial officers of comparable companies.

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

The following table sets forth the total amount of change in control payments that would be made to Mr. Sasnett if his employment agreement was terminated upon a “Change in Control” as of December 31, 2010:

Change In Control
Name	($)
David W. Sasnett	772,500

Director Compensation

The following table sets forth a summary of the compensation earned by our non-employee directors and/or paid to certain of our non-employee directors in 2010.

	Fees
	Earned or	Stock
	Paid in Cash	Awards	Total
Name	($)	($)(1)	($)
Frederick W. McTaggart	—	—	—
David W. Sasnett	—	—	—
William T. Andrews (2)	10,133	1,200	11,333
Brian E. Butler *	27,900	6,600	34,500
Steven A. Carr * (2)	11,033	1,800	12,833
Carson K. Ebanks *	25,400	3,600	29,000
Richard L. Finlay *	25,300	4,200	29,500
Clarence B. Flowers, Jr. *	33,500	9,000	42,500
Wilmer F. Pergande *	67,689	10,800	78,489
Leonard J. Sokolow *	38,500	10,200	48,700
Raymond Whittaker *	32,000	9,000	41,000
_________________________

*	The Board of Directors has determined that each of such persons is an “independent director” under the corporate governance rules of NASDAQ.
(1)	Represents fair value on the date of grant.
(2)	Messrs Andrews and Carr did not stand for re-election at our annual shareholders’ meeting in May 2010.

Director Compensation Policy
Our Chairman receives an annual retainer of $48,000 in addition to the meeting and attendance fees paid to each non-executive director.

Each director who is not an executive officer is entitled to an annual retainer of $8,000 and an attendance fee of $3,000 for each quarterly Board of Directors’ meeting attended, and $1,000 for any additional Board of Directors’ meetings attended.

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

Each director who is a member of the Nominations and Corporate Governance Committee is entitled to an attendance fee of $900 for each Nominations Committee meeting attended, except for the chairman of the Nominations and Corporate Governance Committee who is entitled to $1,650 for each Nominations and Corporate Governance Committee meeting attended.

In addition, under the non-executive directors share grant plan, a director receives common shares worth the share equivalent of $2,000 for each quarterly Board of Directors meeting and $600 for each Committee meeting attended. The common shares are calculated by dividing the accumulated share attendance fees by the prevailing market price on October 1st of the preceding year.

Directors who are executive officers on our Board of Directors are not entitled to an annual retainer or any attendance fees.

Compensation Committee Interlocks and Insider Participation in Compensation Decisions

The Compensation Committee of the Board of Directors consists of Messrs. Finlay, Whittaker and Flowers. No member of the Compensation Committee is, or at any time in the past has been, an officer or employee of the Company or any of its subsidiaries.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

The table below sets forth the beneficial ownership of our common shares, par value $0.60 per share, of which 14,558,937 are outstanding as of March 10, 2011 and our redeemable preference shares, par value $0.60 per share, of which 16,784 are outstanding as of March 10, 2011 by:

•	each person or entity that we know beneficially owns more than 5% of our ordinary shares or redeemable preference shares;

•	each of our directors;

•
our Chief Executive Officer and our Chief Financial Officer during the year ended December 31, 2010, and the three other most highly compensated executive officers who were serving as executive officers on December 31, 2010; and

•	all of our executive officers and directors as a group.

Title of Class	Identity of Person or Group	Amount Owned	Percentage of Class

Ordinary Shares	Invesco Ltd. (1)	1,996,008	13.71%

Ordinary Shares	Commonwealth Bank of Australia (2)	1,087,022	7.47%

Ordinary Shares	Wilmer F. Pergande,	16,734	*
	Director, Chairman of the
	Board of Directors (3)

Ordinary Shares	Frederick W. McTaggart,	112,895	*
	Director, President and
	Chief Executive Officer

Ordinary Shares	David W. Sasnett,	41,688	*
	Director, Executive Vice President and
	Chief Financial Officer (4)

Ordinary Shares	Gregory S. McTaggart,	129,642	*
	Vice President of Cayman Operations (5)

Ordinary Shares	Gerard J. Pereira	30,833	*
	Vice President of Product Technology (6)

Ordinary Shares	Ramjeet Jerrybandan,	34,064	*
	Vice President of Overseas Operations (7)

Ordinary Shares	Brian E. Butler,	10,585	*
	Director

Title of Class	Identity of Person or Group	Amount Owned	Percentage of Class

Ordinary Shares	Carson K. Ebanks,	1,066	*
	Director

Ordinary Shares	Richard L. Finlay,	14,079	*
	Director

Ordinary Shares	Clarence B. Flowers, Jr.,	15,289	*
	Director

Ordinary Shares	Leonard J. Sokolow,	2,888	*
	Director (8)

Ordinary Shares	Raymond Whittaker,	13,611	*
	Director

Ordinary Shares	Directors and Executive	423,374	2.91%
	Officers as a Group (9)

Redeemable Preference Shares	Marinus Barendsen,	1,300	7.75%

Redeemable Preference Shares	Gerard J. Pereira	257	1.53%
	Vice President of Product Technology

Redeemable Preference Shares	Kenneth Crowley	973	5.80%
	Special Projects Engineer

Redeemable Preference Shares	Gregory S. McTaggart,	271	1.61%
	Vice President of Cayman Operations

Redeemable Preference Shares	Ramjeet Jerrybandan,	229	1.36%
	Vice President of Overseas Operations

____________________

*	Indicates less than 1%
**
Unless otherwise indicated, to our knowledge, the persons named in the table above have sole voting and investment power with respect to the shares listed. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares issuable under stock options exercisable within 60 days after March 10, 2011 are deemed outstanding for that person but are not deemed outstanding for computing the percentage of ownership of any other person.

(1)
On February 8, 2011, Invesco Ltd., on its own behalf and on behalf of its subsidiaries, Invesco PowerShares Capital Management LLC and Invesco Advisers, Inc., filed an amended Schedule 13G (“Schedule 13G”) with the Securities and Exchange Commission. The Schedule 13G states that on its own behalf and on behalf of its subsidiaries, Invesco Ltd. has sole voting and dispositive power over 1,996,008 common shares held by funds to which Invesco PowerShares Capital Management LLC and Invesco Advisers, Inc. act as investment advisers. The address of Invesco Ltd. is 1555 Peachtree Street NE; Atlanta, GA 30309; the address of Invesco PowerShares Capital Management LLC is 301 West Roosevelt Road, Wheaton, IL 60187; and the address of Invesco Advisers, Inc. is Two Peachtree Pointe, 1555 Peachtree Street, N.E., Suite 1800, Atlanta, GA 30309.

(2)
On February 7, 2011, Commonwealth Bank of Australia, on its own behalf and on behalf of Colonial Holding Company Limited, Commonwealth Insurance Holdings Limited, and Colonial First State Group Limited, filed a Schedule 13G (“Schedule 13G”) with Securities and Exchange Commission. The Schedule 13G states that Commonwealth Bank of Australia, Colonial Holding Company Limited, Commonwealth Insurance Holdings Limited, and Colonial First State Group Limited share investment and dispositive power of 1,087,022 common shares held by their subsidiaries, First State Investments International Ltd. and First State Investment Management (UK) Limited.  The address of Commonwealth Bank of Australia, Colonial Holding Company Limited, Commonwealth Insurance Holdings Limited, and Colonial First State Group Limited is Ground Floor, Tower 1, 201 Sussex Street, Sydney, New South Wales, 2000, Commonwealth of Australia.

(3)	Of the 16,734 common shares beneficially owned by Mr. Pergande, all have shared investment power.
(4)	Of the 41,688 common shares beneficially owned by Mr. Sasnett, 36,966 are issuable upon exercise of stock options within 60 days of March 10, 2011.
(5)	Of the 129,642 common shares beneficially owned by Mr. Gregory S. McTaggart, 26,570 are issuable upon exercise of stock options within 60 days of March 10, 2011.
(6)	Of the 30,833 common shares beneficially owned by Mr. Pereira, 6,778 have shared investment power and 21,125 are issuable upon exercise of stock options within 60 days of March 10, 2011.
(7)	Of the 34,064 common shares beneficially owned by Mr. Jerrybandan, 31,004 are issuable upon exercise of stock options within 60 days of March 10, 2011.
(8)	Of the 2,888 common shares beneficially owned by Mr. Sokolow, all have shared investment power.
(9)
Of the 423,374 common shares owned by the Directors and executive officers as a group, 26,597 have shared investment power, and 115,665 are issuable upon exercise of stock options within 60 days of March 10, 2011.

Equity Compensation Plan Information

The following table sets forth certain information as of December 31, 2010, with respect to compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance under:

•	all compensation plans previously approved by our security holders; and
•	all compensation plans not previously approved by our security holders.
Number of securities
	Number of		remaining available for
	securities		future issuance under
	to be issued upon	Weighted-average	equity compensation
	exercise of	exercise price of	plans (excluding
	outstanding options,	outstanding options,	securities reflected in
	warrants and rights	warrants and rights	column (a))
Plan category	(a)	(b)	(c)

Equity compensation plans approved by security holders	$213,067	$18.49	1,286,933

Equity compensation plans not approved by security holders	—	—	*

Total	$213,067	$18.49

_____________________

*	This equity compensation plan does not have any limits on the amount of shares reserved for issuance under the plans.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions With Related Persons

In 2003, DWEER Technology Ltd., the owner of the DWEER TM technology, licensed the worldwide rights to the DWEER TM technology to Calder AG, a Swiss company. On February 26, 2004, we entered into a distributorship agreement with Calder AG, pursuant to which we have the exclusive right to distribute and sell in the Caribbean the products manufactured by Calder AG using the DWEER TM technology.  This agreement was terminated in March 2009. Until April 2009 when all of the shares were sold, William T. Andrews, PhD, a director of our Company, and his spouse indirectly owned 35% of the issued and outstanding shares of Calder AG. Until April 2009 when he resigned as a director, Dr. Andrews also was the Vice-Chairman of the Board of Directors of Calder AG.  In addition, Dr. Andrews and his spouse indirectly own 100% of the issued and outstanding shares of DWEER Technology Ltd.  In April 2009, DWEER Technology Ltd. sold its DWEER TM technology and assigned the Calder AG license.  During 2010, we paid $183,545 (2009: $215,696) to Calder AG for DWEER TM equipment purchases.  In May 2010, Dr. Andrews retired as a board member of our Company.

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

The Board of Directors has determined that all of the current Directors, other than Messrs. McTaggart and Sasnett are “independent” as such term is defined by the applicable listing standards of NASDAQ. The Board of Directors based this determination primarily on a review of the responses of the Directors to questions regarding their employment, affiliations and family and other relationships.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table shows the fees that the Company paid or accrued for the audit and other services provided by Marcum LLP, formerly known as Rachlin LLP through June 1, 2009, for the fiscal years ended December 31, 2010 and 2009.

	2010	2009
Audit	$335,000	$346,500
Audit-Related	-	-
Tax	3,000	3,000
All Other	-	-
Total	$338,000	$349,500

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

All audit services performed by Marcum LLP, were approved by the Audit Committee. The Audit Committee gives due consideration to the potential effect of non-audit services on maintaining the auditors independence.

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

Dated: March 16, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature		Title	Date

By:	/s/ Wilmer F. Pergande	Chairman of the Board of Directors	March 16, 2011
Wilmer F. Pergande

By:	/s/ Frederick W. McTaggart	Director, Chief Executive Officer and President	March 16, 2011
	Frederick W. McTaggart	(Principal Executive Officer)

By:	/s/ David W. Sasnett	Director, Executive Vice President & Chief Financial Officer	March 16, 2011
	David W. Sasnett	(Principal Financial and Accounting Officer)

By:	/s/ Brian E. Butler	Director	March 16, 2011
Brian E. Butler

By:	/s/ Carson K. Ebanks	Director	March 16, 2011
Carson K. Ebanks

By:	/s/ Richard L. Finlay	Director	March 16, 2011
Richard L. Finlay

By:	/s/ Clarence B. Flowers, Jr.	Director	March 16, 2011
Clarence B. Flowers, Jr.

By:	/s/ Leonard J. Sokolow	Director	March 16, 2011
Leonard J. Sokolow

By:	/s/ Raymond Whittaker	Director	March 16, 2011
Raymond Whittaker

CONSOLIDATED WATER CO. LTD.

INDEX TO EXHIBITS FILED WITH 10-K

Number	Exhibit Description

3.1
Amended and Restated Memorandum of Association of Consolidated Water Co. Ltd. dated May 14, 2008 (incorporated by reference to Exhibit 3.1 filed as part of our Form 8-K filed June 6, 2008, Commission File No. 0-25248)

3.2
Amended and Restated Articles of Association of Consolidated Water Co. Ltd. dated May 10, 2006 (incorporated by reference to Exhibit 4.2 filed as part of our Form F-3 filed October 12, 2006, Commission File No. 333-137970)

3.3
Amendment to Articles of Association of Consolidated Water Co. Ltd. dated May 11, 2007 (incorporated by reference to Exhibit 3.1 filed as part of our Form 8-K filed May 14, 2007, Commission File No. 0-25248)

3.4
Amendment to Articles of Association of Consolidated Water Co. Ltd. dated May 26, 2009 (incorporated by reference to Exhibit 3.1 filed as part of our Form 8-K filed May 27, 2009, Commission File No. 0-25248)

4.1
Option Deed, dated August 6, 1997, between Cayman Water Company Limited and American Stock Transfer & Trust Company (incorporated herein by reference to the exhibit filed on our Form 6-K, dated August 7, 1997, Commission File No. 0-25248)

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

10.1.1
License Agreement dated July 11, 1990 between Cayman Water Company Limited and the Government of the Cayman Islands (incorporated herein by reference to the exhibit filed as a part of our Form 20-F dated December 7, 1994, Commission File No. 0-25248)

10.1.2
First Amendment to License Agreement dated September 18, 1990 between Cayman Water Company Limited and the Government of the Cayman Islands. (incorporated herein by reference to the exhibit filed as a part of our Form 20-F dated December 7, 1994, Commission File No. 0-25248)

10.1.3
Second Amendment to License Agreement dated February 14, 1991 between Cayman Water Company Limited and the Government of the Cayman Islands. (incorporated herein by reference to the exhibit filed as a part of our Form 20-F dated December 7, 1994, Commission File No. 0-25248)

10.1.4
Third Amendment to a License to Produce Potable Water dated August 15, 2001 between Consolidated Water Co. Ltd. by the Government of the Cayman Islands (incorporated herein by reference to Exhibit 10.4 filed as a part of our Form 10-K for the fiscal year ended December 31, 2001, Commission File No. 0-25248)

10.1.5
Fourth Amendment to a License to Produce Potable Water dated February 1, 2003 between Consolidated Water Co. Ltd. by the Government of the Cayman Islands (incorporated herein by reference to Exhibit 10.5 filed as a part of our Form 10-K for the fiscal year ended December 31, 2002, Commission File No. 0-25248)

10.1.6
Amendment to License Agreement dated July 20, 2010 between the Government of the Cayman Islands and Cayman Water Company Limited (incorporated herein by reference to Exhibit 10 filed as a part of our Form 8-K filed July 23, 2010, Commission File No. 0-25248)

10.3
Water Supply Agreement dated December 18, 2000 between Consolidated Water Co. Ltd. and South Bimini International Ltd. (incorporated herein by reference to Exhibit 10.2 filed as a part of our Form 10-K for the fiscal year ended December 31, 2000, Commission File No. 0-25248)

10.6.1*
Employment contract dated December 5, 2003 between Frederick McTaggart and Consolidated Water Co. Ltd. (incorporated herein by reference to Exhibit 10.18 filed as a part of our Form 10-K for the fiscal year ended December 31, 2003, Commission File No. 0-25248)

10.6.2*
Amendment of Engagement Agreement dated September 14, 2007 between Frederick W. McTaggart and Consolidated Water Co. Ltd. (incorporated herein by reference to Exhibit 10.2 to our Form 8-K filed September 19, 2007, Commission File No. 0-25248)

10.6.3*
Third Amendment of Engagement Agreement dated September 9, 2009 between Frederick W. McTaggart and Consolidated Water Co. Ltd. (incorporated herein by reference to Exhibit 10.1 to our Form 8-K filed September 9, 2009, Commission File No. 0-25248)

10.7.1*
Engagement Agreement dated May 22, 2006 between David Sasnett and Consolidated Water Co. Ltd. (incorporated herein by reference to Exhibit 10.1 filed as part of our Form 8-K filed May 26, 2006, Commission File No. 0-25248)

10.7.2*
Amended and restated Engagement Agreement dated March 29, 2007 between David Sasnett and Consolidated Water Co. Ltd. (incorporated herein by reference to Exhibit 10.1 filed as part of our Form 8-K filed April 14, 2007, Commission File No. 0-25248)

10.7.3*
Engagement Agreement dated January 15, 2008 between David Sasnett and Consolidated Water Co. Ltd. (incorporated herein by reference to Exhibit 10.1 filed as part of our Form 8-K filed January 22, 2008, Commission File No. 0-25248)

10.8*	Employment contract dated January 11, 2008 between Gregory McTaggart and Consolidated Water Co. Ltd.

10.10.1*	Employment contract dated November 24, 2006 between Ramjeet Jerrybandan and Consolidated Water Co. Ltd.

10.10.2*
Employment contract dated January 14, 2008 between Ramjeet Jerrybandan and Consolidated Water Co. Ltd. (incorporated herein by reference to Exhibit 10.11 filed as part of our Form 10-K for the fiscal year ended December 31, 2008, Commission File No. 0-25248)

10.11*
Employment contract dated January 16, 2008 between Gerard Pereira and Consolidated Water Co. Ltd. (incorporated herein by reference to Exhibit 10.12 filed as a part of our Form 10-K for the fiscal year ended December 31, 2008, Commission File No. 0-25248)

10.12
Specimen Service Agreement between Cayman Water Company Limited and consumers (incorporated herein by reference to the exhibit filed as part of our Registration Statement on Form F-1 dated March 26, 1996)

10.13*	Summary Share Grant Plan for Directors (incorporated herein by reference to Exhibit 10.24 filed as part of our Registration Statement on Form F-2 dated May 17, 2000, Commission File No. 333-35356)

10.14*	Employee Share Option Plan (incorporated herein by reference to Exhibit 10.26 filed as a part of our Form 10-K for the fiscal year ended December 31, 2001, Commission File No. 0-25248)

10.15*	2008 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 filled as part of our Form 10-Q for the fiscal quarter ended September 30, 2008, Commission File No. 0-25248)

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

10.19.1
Lease dated April 27, 1993 signed July 18, 2001 between Government of Belize and Belize Water Limited (incorporated herein by reference to Exhibit 10.53 filed as a part of our Form 10-K for the fiscal year ended December 31, 2001, Commission File No. 0-25248)

10.19.2
Amended lease dated April 27, 1993 signed January 2, 2004 between Government of Belize and Belize Water Limited (incorporated herein by reference to Exhibit 10.36 filed as a part of our Form 10-K for the fiscal year ended December 31, 2003, Commission File No. 0-25248)

10.20
Loan Agreement dated February 7, 2003 between Consolidated Water Co. Ltd. and Scotiabank (Cayman Islands) Ltd. (incorporated herein by reference to Exhibit 10.1 filed as a part of our Form 8-K dated February 13, 2003, Commission File No. 0-25248)

10.21.1
Distributorship Agreement dated September 24, 2002 between DWEER Technology Ltd. and DesalCo Limited (incorporated herein by reference to Exhibit 10.58 filed as a part of our Form 10-K for the fiscal year ended December 31, 2002, Commission File No. 0-25248)

10.21.2
Amendment to the Distributorship Agreement dated September 24, 2002 between DWEER Technologies Ltd. and DesalCo Limited (incorporated herein by reference to Exhibit 10.43 filed as a part of our Form 10-K for the fiscal year ended December 31, 2003, Commission File No. 0-25248)

10.22.1
Distributorship Agreement dated February 26, 2004 between Calder AG and DesalCo Limited (incorporated herein by reference to Exhibit 10.44 filed as a part of our Form 10-K for the fiscal year ended December 31, 2003, Commission File No. 0-25248)

10.22.2
First Amendment to the Distributorship Agreement dated August 30, 2005 among Calder AG, DesalCo Limited and DWEER Technologies Ltd. (incorporated herein by reference to Exhibit 10.27.2 filed as part of our Form 10-K for the fiscal year ended December 31, 2007, Commission File No. 0-25248)

10.22.3
Amended and Restated Distributorship Agreement dated August 30, 2005 between Calder AG and DesalCo Limited (incorporated herein by reference to Exhibit 10.27.3 filed as part of our Form 10-K for the fiscal year ended December 31, 2007, Commission File No. 0-25248)

10.23.1
Loan Agreement dated May 25, 2005 between Ocean Conversion (BVI), Ltd. and Consolidated Water Co. Ltd. (incorporated herein by reference to Exhibit 99.1 filed as a part of our Form 8-K dated June 1, 2005, Commission File No. 0-25248)

10.23.2	Debenture Agreement dated August 24, 2007 between Ocean Conversion (BVI), Ltd. and Consolidated Water Co. Ltd.

10.23.3	Amending Debenture Agreement dated March 14, 2008 between Ocean Conversion (BVI), Ltd. and Consolidated Water Co. Ltd.

10.23.4	Second Amending Debenture Agreement dated February 18, 2009 between Ocean Conversion (BVI), Ltd. and Consolidated Water Co. Ltd.

10.23.5	Amending Loan Agreement dated August 20, 2009 between Ocean Conversion (BVI), Ltd. and Consolidated Water Co.

10.23.6	Amending Loan Agreement dated February 10, 2010 between Ocean Conversion (BVI), Ltd. and Consolidated Water Co.

10.24
Trust Deed dated August 4, 2006 between Consolidated Water Co. Ltd. and Dextra Bank & Trust Co. Ltd. (incorporated herein by reference to Exhibit 10.1 filed as a part of our Form 8-K filed August 9, 2006, File No. 0-25248)

10.25
Subscription Agreement dated August 4, 2006 between Consolidated Water Co. Ltd. and Scotiatrust and Merchant Bank Trinidad & Tobago Limited (incorporated herein by reference to Exhibit 10.2 filed as a part of our Form 8-K filed August 9, 2006, File No. 0-25248)

10.26
Deed of Second Debenture dated August 4, 2006 between Consolidated Water Co. Ltd. and Dextra Bank & Trust Co. Ltd. (incorporated herein by reference to Exhibit 10.5 filed as a part of our Form 8-K filed August 9, 2006, File No. 0-25248)

10.27
Deed of Second Collateral Debenture dated August 4, 2006 between Cayman Water Company Limited and Dextra Bank & Trust Co. Ltd. (incorporated herein by reference to Exhibit 10.6 filed as a part of our Form 8-K filed August 9, 2006, File No. 0-25248)

10.28
Equitable Charge of Shares dated August 4, 2006 between Consolidated Water Co. Ltd. and Dextra Bank & Trust Co. Ltd. (incorporated herein by reference to Exhibit 10.7 filed as a part of our Form 8-K filed August 9, 2006, File No. 0-25248)

10.29
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

10.31	Cayman Islands Collateral Charge, West Bay Beach North, Block 11D, Parcel 40 (incorporated herein by reference to Exhibit 10.10 filed as a part of our Form 8-K filed August 9, 2006, File No. 0-25248)

10.32	Cayman Islands Collateral Charge, West Bay Beach North, Block 11D, Parcel 8 (incorporated herein by reference to Exhibit 10.11 filed as a part of our Form 8-K filed August 9, 2006, File No. 0-25248)

10.33	Cayman Islands Collateral Charge, West Bay North East, Block 9A, Parcel 8 (incorporated herein by reference to Exhibit 10.12 filed as a part of our Form 8-K filed August 9, 2006, File No. 0-25248)

10.34	Cayman Islands Collateral Charge, West Bay North East, Block 9A, Parcel 469 (incorporated herein by reference to Exhibit 10.13 filed as a part of our Form 8-K filed August 9, 2006, File No. 0-25248)
10.35
Loan Agreement dated as of October 4, 2006, by and between Royal Bank of Canada and Consolidated Water (Bahamas) Ltd. (incorporated herein by reference to Exhibit 10.1 filed as a part of our Form 8-K filed October 6, 2006, File No. 0-25248)

10.36.1†
Form of Agreement for Desalinated Water Supply dated May 2005 among Water and Sewerage Corporation, Consolidated Water Co. Ltd. and Consolidated Water (Bahamas) Limited (formerly Waterfields Company Limited) (incorporated herein by reference to Exhibit 10.1 filed as a part of our Form 8-K filed February 4, 2011, File No. 0-25248)

10.36.2†
Letter of Acceptance dated January 25, 2011 (effective January 31, 2011) between Water and Sewerage Corporation and Consolidated Water Co. Ltd. (incorporated herein by reference to Exhibit 10.2 filed as a part of our Form 8-K filed February 4, 2011, File No. 0-25248)

10.36.3†
Proposal letter dated December 8, 2010 addressed to the Water and Sewerage Corporation (incorporated herein by reference to Exhibit 10.3 filed as a part of our Form 8-K filed February 4, 2011, File No. 0-25248)

18	Letter regarding change in accounting principle

21.1	Subsidiaries of the Registrant

23.1	Consent of Marcum LLP — Consolidated Water Co. Ltd.

23.2	Consent of Marcum LLP — Ocean Conversion (BVI) Ltd.

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, Section 906 of the Sarbanes-Oxley Act of 2002

______________________
*	Indicates a management contract or compensatory plan.
†	Portions of these Exhibits have been omitted pursuant to a request for confidential treatment.