Form 10-Q
period 2011-03-31
CONSOLIDATED WATER CO LTD
filed 2011-05-10
CIK 928340

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIESEXCHANGE ACT OF 1934

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

As of May 5, 2011, 14,558,937 shares of the registrant’s common stock, with US$0.60 par value, were outstanding.

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

Our Netherlands subsidiary conducts business in United States dollars and our Mexico affiliate conducts business in United States dollars and Mexican pesos.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED WATER CO. LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2011	2010
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$48,092,662	$46,130,237
Accounts receivable, net	12,366,580	12,132,730
Inventory	1,454,146	1,434,811
Prepaid expenses and other current assets	1,947,689	2,294,747
Current portion of loans receivable	1,760,612	1,733,799
Total current assets	65,621,689	63,726,324

Property, plant and equipment, net	54,638,797	55,923,731
Construction in progress	592,883	249,300
Inventory non-current	3,634,447	3,538,912
Loans receivable	12,152,082	12,602,419
Investment in OC-BVI	7,624,330	7,812,523
Intangible assets, net	1,658,507	1,710,737
Goodwill	3,587,754	3,587,754
Other assets	2,992,799	3,049,866
Total assets	$152,503,288	$152,201,566

LIABILITIES AND EQUITY
Current liabilities
Accounts payable and other current liabilities	$3,868,015	$4,316,125
Dividends payable	1,154,588	1,152,614
Current portion of long term debt	1,449,288	1,422,991
Total current liabilities	6,471,891	6,891,730
Long term debt	16,511,460	16,883,794
Other liabilities	437,297	442,919
Total liabilities	23,420,648	24,218,443
Equity
Consolidated Water Co. Ltd. stockholders' equity
Redeemable preferred stock, $0.60 par value. Authorized 200,000 shares; issued and outstanding 16,427 and 16,784 shares, respectively	9,856	10,070
Class A common stock, $0.60 par value. Authorized 24,655,000 shares; issued and outstanding 14,558,937 and 14,555,393 shares, respectively	8,735,362	8,733,236
Class B common stock, $0.60 par value. Authorized 145,000 shares; none issued or outstanding	-	-
Additional paid-in capital	81,476,655	81,349,944
Retained earnings	37,190,737	36,289,706
Total Consolidated Water Co. Ltd. stockholders' equity	127,412,610	126,382,956
Non-controlling interests	1,670,030	1,600,167
Total equity	129,082,640	127,983,123
Total liabilities and equity	$152,503,288	$152,201,566

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONSOLIDATED WATER CO. LTD.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended March 31,
	2011	2010

Retail water revenues	$6,373,515	$6,385,406
Bulk water revenues	7,166,836	6,257,942
Services revenues	366,269	2,033,963
Total revenues	13,906,620	14,677,311

Cost of retail revenues	2,880,876	2,853,585
Cost of bulk revenues	5,602,364	4,897,363
Cost of services revenues	172,825	1,440,114
Total cost of revenues	8,656,065	9,191,062
Gross profit	5,250,555	5,486,249
General and administrative expenses	3,756,649	2,465,066
Income from operations	1,493,906	3,021,183

Other income (expense):
Interest income	347,660	302,175
Interest expense	(350,372)	(404,813)
Other income	63,866	50,867
Equity in earnings of OC-BVI	507,813	212,709
Other income (expense), net	568,967	160,938
Net income	2,062,873	3,182,121
Income attributable to non-controlling interests	69,863	105,185
Net income attributable to Consolidated Water Co. Ltd. common stockholders	$1,993,010	$3,076,936

Basic earnings per common share attributable to Consolidated Water Co. Ltd. common stockholders	$0.14	$0.21
Diluted earnings per common share attributable to Consolidated Water Co. Ltd. common stockholders	$0.14	$0.21
Dividends declared per common share	$0.075	$0.075

Weighted average number of common shares used in the determination of:
Basic earnings per share	14,556,259	14,541,878
Diluted earnings per share	14,598,637	14,600,906

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONSOLIDATED WATER CO. LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2011	2010

Net cash provided by operating activities	$2,773,812	$4,494,016

Cash flows from investing activities
Additions to property, plant and equipment and construction in progress	(519,357)	(369,410)
Distribution of earnings from OC-BVI	202,631	666,600
Collections of loans receivable	423,525	297,598
Collections of loans receivable from OC-BVI	550,000	-
Net cash provided by investing activities	656,799	594,788

Cash flows from financing activities
Dividends paid	(1,090,005)	(1,091,330)
Proceeds from issuance of redeemable preference shares	(3,634)	-
Principal repayments of long term debt	(374,547)	(353,065)
Net cash (used in) financing activities	(1,468,186)	(1,444,395)

Net increase in cash and cash equivalents	1,962,425	3,644,409
Cash and cash equivalents at beginning of period	46,130,237	44,429,190

Cash and cash equivalents at end of period	$48,092,662	$48,073,599

Interest paid in cash	$310,838	$360,445

Non-cash investing and financing activities
Common stock issued to executive management for services rendered	$32,498	$-
Dividends declared but not paid	$1,093,179	$1,091,925

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONSOLIDATED WATER CO. LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. Principal activity

Consolidated Water Co. Ltd., and its subsidiaries (collectively, the “Company”) use reverse osmosis technology to produce fresh water from seawater. The Company processes and supplies water to its customers in the Cayman Islands, Belize and the Bahamas. The Company sells water to a variety of customers, including public utilities, commercial and tourist properties, residential properties and government facilities. The base price of water supplied by the Company, and adjustments thereto, are generally determined by the terms of licenses and contracts, which provide for adjustments based upon the movement in the government price indices specified in the licenses and contracts, as well as monthly adjustments for changes in energy prices. The Company also provides engineering and design services for water plant construction, manages and operates water plants owned by others through its affiliate companies in Bermuda and the British Virgin Islands, and provides engineering and design services for the construction of water plants.

2. Basis of presentation

The accompanying condensed consolidated financial statements include the accounts of the Company’s (i) wholly-owned subsidiaries, Aquilex, Inc., Cayman Water Company Limited (“Cayman Water”), Consolidated Water (Belize) Limited (“CW-Belize”), Ocean Conversion (Cayman) Limited (“OC-Cayman”), DesalCo Limited (“DesalCo”), Consolidated Water Cooperatief, U.A. (“CW-Coop”);  (ii) majority-owned subsidiary Consolidated Water (Bahamas) Ltd. (“CW-Bahamas”); and (iii) affiliates Consolidated Water (Bermuda) Limited (“CW-Bermuda”) and N.S.C. Agua, S.A. de C.V. (“NSC”), which are consolidated because the Company has a controlling financial interest in these companies. The Company’s investment in its other affiliate, Ocean Conversion (BVI) Ltd. (“OC-BVI”), is accounted for using the equity method of accounting. All significant intercompany balances and transactions have been eliminated in consolidation.

The accompanying condensed consolidated balance sheet as of March 31, 2011 and the condensed consolidated statements of income and cash flows for the three months ended March 31, 2011 and 2010 are unaudited. These condensed consolidated financial statements reflect all adjustments (which are of a normal recurring nature) that, in the opinion of management, are necessary to fairly present the Company’s financial position, results of operations and cash flows as of and for the periods presented. The results of operations for these interim periods are not necessarily indicative of the operating results for future periods, including the fiscal year ending December 31, 2011.

These condensed consolidated financial statements and notes are presented in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) relating to interim financial statements and in conformity with accounting principles generally accepted in the United States of America (“US GAAP”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to SEC rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Certain prior period amounts have been reclassified to conform to the current period’s presentation.  These reclassifications had no effect on consolidated net income.

3. Fair value measurements

As of March 31, 2011 and December 31, 2010, the carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and other liabilities and dividends payable approximate their fair values due to the short term maturities of these instruments.  Management considers that the carrying amounts for loans receivable and long term debt as of March 31, 2011 and December 31, 2010 approximate their fair value.

Under the relevant accounting guidance fair value is defined as the exit price, or the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date. The guidance also establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs market participants would use in valuing the asset or liability and are developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the factors market participants would use in valuing the asset or liability. The guidance establishes three levels of inputs that may be used to measure fair value:

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

The following table presents the Company’s fair value hierarchy for assets and liabilities measured at fair value as of March 31, 2011 and December 31, 2010:

	March 31, 2011
	Level 1	Level 2	Level 3	Total
Assets:
Recurring
Cash equivalents	$26,229,297	$-	$-	$26,229,297
Nonrecurring
Investment in affiliate	$-	$-	$7,624,330	$7,624,330

	December 31, 2010
	Level 1	Level 2	Level 3	Total
Assets:
Recurring
Cash equivalents	$27,413,838	$-	$-	$27,413,838
Nonrecurring
Investment in affiliate	$-	$-	$7,812,523	$7,812,523

A reconciliation of the beginning and ending balances for Level 3 investments for the three months ended March 31, 2011:

Balance as of December 31, 2010	$7,812,523
Equity in earnings (loss) of OC-BVI	507,813
Distribution of earnings from OC-BVI	(202,631)
Payments received on loan receivable from OC-BVI	(550,000)
Other	56,625
Balance as of March 31, 2011	$7,624,330

4. Stock-based compensation

The Company issues stock under incentive plans that form part of employees’ and non-executive directors’ remuneration. The Company also grants options to purchase common shares as part of remuneration for certain long-serving employees.

Stock-based compensation totaled $76,876 and $83,396 for the three months ended March 31, 2011 and 2010, respectively, and is included in general and administrative expenses in the condensed consolidated statements of income.

In February 2011, the Company granted options to purchase 143,612 ordinary shares to certain employees under the 2008 Equity Incentive Plan.  The February 2011 options began vesting on February 22, 2011 and vest in three equal tranches of 47,871 on February 22, 2012, 2013 and 2014.  All of these 143,612 options expire three years from the respective vesting date of each tranche.

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

The significant weighted average assumptions for the 143,612 ordinary share options for the three months ended March 31, 2011 were as follows: Risk free interest rate of 1.45%; Expected option life of 3.5 years; Expected volatility of 70.3%; Expected dividend yield of 2.81%.

A summary of stock option activity under the Company’s share-based compensation plans for the three months ended March 31, 2011 is presented in the following table:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (1)
Outstanding at beginning of period	213,067	$18.49
Granted	143,612	10.68
Exercised	-	-
Forfeited	-	-
Outstanding as of March 31, 2011	356,679	$15.34	3.37 years	$336,686
Exercisable as of March 31, 2011	169,453	$20.72	2.05 years	$348,079

(1)
The intrinsic value of a stock option represents the amount by which the fair value of the underlying stock, measured by reference to the closing price of the ordinary shares of $10.90 in the NASDAQ Global Select Market on March 31, 2011, exceeds the exercise price of the option.

As of March 31, 2011, 187,226 non-vested options and 169,453 vested options were outstanding, with weighted average exercise prices of $10.48 and $20.72, respectively, and average remaining contractual lives of 4.57 years and 2.05 years, respectively.  The total remaining unrecognized compensation costs related to unvested stock-based arrangements were $131,254 as of March 31, 2011 and are expected to be recognized over a weighted average period of 4.57 years.

As of March 31, 2011, unrecognized compensation costs relating to convertible preference shares outstanding were $95,710, and are expected to be recognized over a weighted average period of 1.03 years.

5. Segment information

The Company considers its (i) operations to supply water to retail customers, (ii) operations to supply water to bulk customers, and (iii) providing of engineering, management and construction services, as separate business segments. Financial information for each of these segments is as follows:

	As of and for the three months ended March 31, 2011
	Retail	Bulk	Services	Total
Revenues	$6,373,515	$7,166,836	$366,269	$13,906,620
Cost of revenues	2,880,876	5,602,364	172,825	8,656,065
Gross profit	3,492,639	1,564,472	193,444	5,250,555
General and administrative expenses	2,211,739	383,110	1,161,800	3,756,649
Income (loss) from operations	1,280,900	1,181,362	(968,356)	1,493,906
Other income (expense), net				568,967
Net income				2,062,873
Income attributable to non-controlling interests				69,863
Net income attributable to Consolidated Water Co. Ltd. common stockholders				$1,993,010

As of March 31, 2011:
Property plant and equipment, net	$26,097,854	$27,454,692	$1,086,251	$54,638,797
Construction in progress	250,272	342,611	-	592,883
Goodwill	1,170,511	2,328,526	88,717	3,587,754
Total assets	77,009,895	71,187,459	4,305,934	152,503,288

	As of and for the three months ended March 31, 2010
	Retail	Bulk	Services	Total
Revenues	$6,385,406	$6,257,942	$2,033,963	$14,677,311
Cost of revenues	2,853,585	4,897,363	1,440,114	9,191,062
Gross profit	3,531,821	1,360,579	593,849	5,486,249
General and administrative expenses	2,147,217	287,668	30,181	2,465,066
Income from operations	1,384,604	1,072,911	563,668	3,021,183
Other income (expense), net				160,938
Net income				3,182,121
Income attributable to non-controlling interests				105,185
Net income attributable to Consolidated Water Co. Ltd. common stockholders				$3,076,936

As of March 31, 2010:
Property plant and equipment, net	$26,762,288	$30,932,570	$1,329,395	$59,024,253
Construction in progress	860,873	101,358	-	962,231
Goodwill	1,170,511	2,328,526	88,717	3,587,754
Total assets	79,626,854	70,616,023	6,513,078	156,755,955

6. Earnings per share

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

The following summarizes information related to the computation of basic and diluted EPS for the three months ended March 31, 2011 and 2010.

	Three Months Ended March 31,
	2011	2010
Net income attributable to Consolidated Water Co. Ltd. common stockholders	$1,993,010	$3,076,936
Less: Dividends paid and earnings attributable on preferred shares	(1,379)	(1,699)
Net income available to common shares in the determination of basic earnings per common share	$1,991,631	$3,075,237

Weighted average number of common shares in the determination of basic earnings per common share attributable to Consolidated Water Co. Ltd. common stockholders	14,556,259	14,541,878
Plus:
Weighted average number of preferred shares outstanding during the year	16,617	17,131
Potential dilutive effect of unexercised options	25,761	41,897
Weighted average number of shares used for determining diluted earnings per common share attributable to Consolidated Water Co. Ltd. common stockholders	14,598,637	14,600,906

7. Investment in OC-BVI

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

During 2007, OC-BVI completed, for a total cost of approximately $8 million, the construction of a 720,000 U.S. gallons per day desalination plant located at Bar Bay, Tortola (the “Bar Bay plant”). The Company provided OC-BVI with a $3.0 million loan to fund part of this plant’s construction costs. Principal on this loan was payable in quarterly installments of $125,000 with a final balloon payment due on August 31, 2009 and interest on the loan was due quarterly at the rate of LIBOR plus 3.5%. In August 2009, the Company amended the terms of this loan with OC-BVI, increasing its balance to $2.8 million by converting $800,000 in trade receivables due to the Company from OC-BVI.  Under the terms of this amendment, the interest rate on the loan was increased to LIBOR plus 5.5% and the maturity date for the amended final balloon payment of $1,550,000 was extended to August 31, 2011. The Company further amended this loan in January 2010 to increase the interest rate to LIBOR plus 7.5%. On March 4, 2010, OC-BVI and the BVI government executed a definitive seven-year contract for the Bar Bay plant (the “Bar Bay Agreement”). Under the terms of the Bar Bay Agreement, OC-BVI delivers up to 600,000 U.S. gallons of water per day to the BVI government from the Bar Bay plant and the BVI government is obligated to pay for this water at a specified price as adjusted by a monthly energy factor. The Bar Bay Agreement includes a seven-year extension option exercisable by the BVI government and required OC-BVI to complete a storage reservoir on the BVI government site by no later than March 4, 2011.  OC-BVI has not commenced construction of this storage reservoir due to the BVI government’s failure to pay (i) the invoices for the water provided by the Bar Bay plant on a timely basis; and (ii) the full amount ordered pursuant to a court ruling on the Baughers Bay dispute (see discussion that follows).

Summarized financial information for OC-BVI is presented below:

	March 31,	December 31,
	2011	2010
Current assets	$2,179,549	$1,942,418
Non-current assets	8,053,096	8,235,140
Total assets	$10,232,645	$10,177,558

	March 31,	December 31,
	2011	2010
Current liabilities	$2,750,695	$3,378,917
Non-current liabilities	2,279,268	2,387,606
Total liabilities	$5,029,963	$5,766,523

	Three Months Ended March 31,
	2011	2010
Water sales	$1,950,140	$1,821,373
Gross Profit	$1,345,684	$815,044
Income from operations	$1,123,361	$539,154
Net income	$1,124,095	$526,482

The Company’s investment in and loan to OC-BVI are comprised of the following:

	March 31,	December 31,
	2011	2010
Equity investment (including profit sharing rights)	$6,724,330	$6,362,523
Loan receivable - Bar Bay plant construction	900,000	1,450,000
	$7,624,330	$7,812,523

The Company recognized $507,813 and $212,709 in earnings from its equity investment in OC-BVI for the three months ended March 31, 2011 and 2010, respectively. For the three months ended March 31, 2011 and 2010, the Company recognized approximately $136,400 and $80,200, respectively, in revenues from its management services agreement with OC-BVI. In addition to the Company’s loan to, and equity investment in, OC-BVI of approximately $7.6 million as of March 31, 2011 and $7.8 million as of December 31, 2010, the Company’s recorded value of the OC-BVI management services agreement, which is reflected as an intangible asset on the Company’s condensed consolidated balance sheet, was approximately $678,000 and $714,000 as of March 31, 2011 and December 31, 2010, respectively.

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

On October 29, 2009, the BVI government filed an appeal with the Appellate Court seeking the Appellate Court’s review of the September 17, 2009 ruling of the Court that the BVI government pay OC-BVI the reasonable rate for water produced by OC-BVI for the period from December 20, 2007 to the present.  The BVI government is requesting a ruling from the Appellate Court that the BVI government should only pay OC-BVI the actual cost of water produced at the plant.  In March 2011, the BVI government filed an application with the Appellate Court for a stay of execution of the judgments of the Court in order to defer any further payments of amounts under the Court order until such time as the Appellate Court rules on the appeal.

Under US GAAP revenue is generally realized or realizable and earned when all of the following criteria are met:

•	persuasive evidence of an arrangement exists;
•	delivery has occurred or services have been rendered;
•	the seller’s price to the buyer is fixed and determinable; and
•	collectability is reasonably assured.

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

The Company accounts for its investment in OC-BVI in accordance with the equity method of accounting for investments in common stock. This method requires recognition of a loss on an equity investment that is other than temporary, and indicates that a current fair value of an equity investment that is less than its carrying amount may indicate a loss in the value of the investment. To test for possible impairment of its investment in OC-BVI, the Company estimates its fair value as of the end of each fiscal quarter. In making this estimate, the Company calculates the expected cash flows from our investment in OC-BVI by (i) identifying various possible outcomes of the Baughers Bay litigation; (ii) estimating the cash flows associated with the Bar Bay plant and each possible Baughers Bay outcome, and (iii) assigning a probability to each Baughers Bay outcome based upon discussions held to date by OC-BVI’s management with the BVI government and OC-BVI’s legal counsel. The resulting probability-weighted sum represents the expected cash flows, and the Company’s best estimate of future cash flows, to be derived from its investment in OC-BVI. After considering the September and October 2009 rulings of the Court, the Company determined that the carrying value of its investment in OC-BVI exceeded the estimated fair value for its investment in OC-BVI by approximately $(160,000) as of September 30, 2009 and therefore recognized an impairment loss of this amount on this investment during the three months ended September 30, 2009. As a result of the decision by the BVI government to enter into the agreement with another company to build a new plant to serve Tortola, the Company concluded that it is unlikely that OC-BVI will derive any significant future revenues from an operating contract for the Baughers Bay plant. Consequently, the Company determined that an additional impairment loss of $(4,500,000) was required (and was recorded) during the fourth quarter of 2009 to reduce its investment in OC-BVI to its estimated fair value.

Based upon the estimated fair value determined as of December 31, 2010 and the developments since that date to the date of this filing, the Company concluded that no impairment loss was required to be recognized on its investment in OC-BVI during the year ended December 31, 2010 or the three months ended March 31, 2011.  This conclusion assumes that the BVI government will fulfill its obligations under the Bar Bay Agreement and that OC-BVI will collect all of the $10.4 million awarded by the Court (of which only $5 million has been received to date).   The Appellate Court could ultimately overturn the ruling of the Court, which currently requires the BVI government to pay OC-BVI at the rate of $13.91 per thousand imperial gallons for water previously supplied, the Appellate Court could reduce the amount awarded to OC-BVI under the Court order, or the BVI government could fail to honor the terms of its agreement for water supplied by OC-BVI’s other plant located at Bar Bay, Tortola.  If any of these events occur the actual cash flows from OC-BVI could vary materially from the expected cash flows the Company used in determining OC-BVI’s fair value as of March 31, 2011 and the Company could be required to record an additional impairment loss to reduce the carrying value of its investment in OC-BVI.  Such impairment loss would reduce the Company’s earnings and could have a material adverse impact on its results of operations and financial condition.

8. Other affiliates

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

Because (i) the equity investment in CW-Bermuda is not sufficient to permit it to finance its activities without the loan from the Company; (ii) the other investors in CW-Bermuda have no obligation to absorb any significant amount of its losses should losses arise; and (iii) the Company expects economic benefits from CW-Bermuda that are significantly greater than the Company’s voting rights of 40%, CW-Bermuda constitutes a variable interest entity (“VIE”). The Company is the primary beneficiary of CW-Bermuda and accordingly, consolidates the results of CW-Bermuda in its financial statements. The assets and liabilities of CW-Bermuda included in the Company’s condensed consolidated balance sheet amounted to approximately $1,325,000 and $173,000 respectively, as of March 31, 2011. The Company has not provided any guarantees related to CW-Bermuda and any creditors of the VIE do not have recourse to the general credit of Consolidated Water Co. Ltd. as a result of including CW-Bermuda in the consolidated financial statements. The results of CW-Bermuda are reflected in the Company’s services segment.

NSC Agua

In May 2010, the Company acquired, through a wholly-owned Netherlands subsidiary, Consolidated Water Cooperatief, U.A., a 50% interest in N.S.C. Agua, S.A. de C.V. (“NSC”), a Mexican company.  NSC has been formed to pursue a project encompassing the construction, ownership and operation of a 100 million gallon per day seawater reverse osmosis desalination plant to be located in northern Baja California, Mexico and an accompanying pipeline to deliver water to the U.S. border.   The Company and its partners in NSC believe such a project can be successful due to what the Company anticipates will be a growing need for a new potable water supply for the areas of northern Baja California, Mexico and Southern California, United States. To complete this project, NSC has engaged an engineering group with extensive regional experience and has partnered with Doosan Heavy Industries and Construction, a global leader in the engineering, procurement and construction of large seawater desalination plants.  Once completed, a subsidiary of the Company would operate the plant while retaining a minority position in its ownership.  NSC is in the development stage, and is presently involved in seeking contracts for the purchase of land on which to build the plant and for the electric power and feed water sources for the plant’s proposed operations.  In addition to obtaining these contracts, NSC will be required to complete various other steps before it can commence construction of the plant and pipeline including, but not limited to, obtaining approvals and permits from various governmental agencies in Mexico and the United States, securing contracts with its proposed customers to sell water in sufficient quantities and at prices that make the project financially viable, and obtaining equity and debt financing for the project. NSC’s potential customers will also be required to obtain various governmental permits and approvals in order to purchase water from NSC.

For its 50% interest in NSC, the Company has agreed to provide initial funding of up to $4 million in the form of equity for NSC’s development activities.  Because the Company exercises effective financial control over NSC and its partners in NSC will not participate in funding the first $4 million in losses that NSC may incur, the Company consolidates NSC’s results of operations.  Included in the consolidated results of operations for the three months ended March 31, 2011 is approximately $1.1 million in general and administrative expenses, consisting of organizational, legal, accounting, engineering, consulting and other costs relating to the project development activities of NSC.  The assets and liabilities of NSC included in the Company’s condensed consolidated balance sheet amounted to approximately $853,000 and $219,000, respectively, as of March 31, 2011.  Approximately $557,000 and $213,000 of the Company’s initial funding commitment remained as of March 31, 2011 and the date of this filing, respectively.

Based on progress to date, the Company has determined that completing NSC’s development activities will require significantly more than $4 million.  The Company presently expects to continue to pursue this project and may expend significant additional funds to do so.  The Company is also evaluating other funding options for NSC.

Assuming sufficient development funding, the Company estimates that it will take approximately one year for NSC to complete all of the activities (which include purchasing the land for the plant, securing feed water and power supplies, completing the engineering and feasibility studies, negotiating the customer contracts, obtaining the required permits and arranging the project financing) necessary to commence construction of the plant. However, completing these activities could take longer than one year.  NSC may ultimately be unable to complete all the activities required to proceed with the project.

9. Impact of recent accounting pronouncements

In October 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements – a consensus of the FASB Emerging Issues Task Force, which amends the criteria for when to evaluate individual delivered items in a multiple deliverable arrangement and how to allocate consideration received.  This ASU is effective for fiscal years beginning on or after June 15, 2010, which was January 1, 2011 for the Company.  The adoption of ASU 2009-13 did not have an impact on the Company’s condensed consolidated results of operations or financial position.

In December 2010, the FASB issued ASU 2010-28, Intangibles – Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts.   The ASU does not prescribe a specific method of calculating the carrying value of a reporting unit in the performance of step 1 of the goodwill impairment test (i.e. equity-value-based method or enterprise-value-based method).  However, it requires entities with a zero or negative carrying value to assess, considering qualitative factors such as those used to determine whether a triggering event would require an interim goodwill impairment test (listed in ASC 350-20-35-30, Intangibles – Goodwill and Other – Subsequent Measurement), whether it is more likely than not that a goodwill impairment exists and perform step 2 of the goodwill impairment test if so concluded.  ASU 2010-28 became effective for the Company beginning January 1, 2011 and its adoption did not have an impact on the Company’s condensed consolidated results of operations or financial position.

10.  Retail segment contingency

The Company’s subsidiary, Cayman Water, provides water to retail customers on Grand Cayman Island under a 20-year license issued to it in July 1990 by the Cayman Islands government that grants Cayman Water the exclusive right to provide water to retail customers within the licensed service area. The service area is comprised of an area on Grand Cayman that includes the Seven Mile Beach and West Bay areas, two of the three most populated areas in the Cayman Islands. For the three months ended March 31, 2011 and 2010, the Company generated approximately 46% and 44%, respectively, of its consolidated revenues and approximately 67% and 64%, respectively, of its consolidated gross profits from the retail water operations conducted pursuant to Cayman Water’s exclusive license.   If Cayman Water is not in default of any terms of the license, it has a right of first refusal to renew the license on terms that are no less favorable than those that the government offers to any third party.

This license was set to expire on July 10, 2010; however, the Company and the Cayman Islands government have agreed in correspondence to extend the license four times in order to provide sufficient time to negotiate the terms of a new license agreement.  The most recent extension of the term of the license by correspondence will expire on July 4, 2011, pursuant to which Cayman Water is continuing to supply water to the service area specified in the license in accordance with the terms and conditions of the original July 1990 license.  The Cayman Islands government has retracted its earlier conditions for extension, namely that Cayman Water forego its contractual right to a rate increase in line with inflation as of January 1, 2011, and accordingly no such conditions are attached to the current extension.

On February 14, 2011 the Water Production and Supply Law, 2011 (which replaces the Water (Production and Supply) Law (1996 Revision) under which the Company is licensed) and the Water Authority (Amendment) Law, 2011 (the "New Laws") were published on terms that they would come into force on such date as may be appointed by Order made by the Governor in Cabinet. The Company has been informed by the Cayman Islands Government that such an Order has not yet been published, and the New Laws are therefore not in force as at this date, but the Company anticipates that the Order will be published shortly. Once the New Laws are in force any further negotiations will be required to be conducted with the Water Authority-Cayman as principal and any new license will be issued pursuant to the provisions of the New Laws which contemplate a rate of return on invested capital model as further discussed below. Negotiation meetings are scheduled to resume within the next two months. License negotiations therefore remain on-going as of the date of this filing.

The Company has been informed during its retail license renewal negotiations conducted with representatives of the Cayman Islands government that the Cayman Islands government seeks to restructure the terms of our license to employ a “rate of return on invested capital model” similar to that governing the sale of water to many U.S. municipalities. The Company has formally objected to the implementation of a “rate of return on invested capital model” on the basis that it believes that such a model would not promote the efficient operation of its Cayman Water water utility and could ultimately increase water rates to its customers. The Company believes such a model, if ultimately implemented, could significantly reduce the operating income and cash flows it has historically generated from its retail license and require the Company to record an impairment loss to reduce or write off the $1.2 million carrying value of its retail segment’s goodwill.  Such impairment loss could be material to the Company’s results of operations.

If a new long-term license agreement is not entered into with the Cayman Islands government, the Company would retain a right of first refusal to renew the license on terms that are no less favorable than those that the government might offer in the future to a third party.

If the Company does not enter into a new license agreement, and no other party is awarded a license, the Company expects Cayman Water to be permitted to continue to supply water to its present service area.  However, the terms of such continued supply may not be as favorable to us as the terms in the July 11, 1990 license agreement.  It is possible that the government could offer a third party a license to service some or all of Cayman Water’s present service area.  In such event, the Company may assume the license offered to the third party by exercising its right of first refusal.  The terms of the new license agreement may not be as favorable to the Company as the terms under which the Company is presently operating and could reduce the operating income and cash flows the Company has historically generated from its retail license and require the Company to record an impairment loss to reduce or write off the $1.2 million carrying value of its retail segment’s goodwill.  Such impairment loss could be material to the Company’s results of operations.

The Company is presently unable to determine what impact, if any, the resolution of the retail license negotiations will have on its financial condition, results of operations and cash flows.

11. Subsequent events

We evaluated subsequent events through the time of the filing of this report on Form 10-Q. We are not aware of any significant events that occurred subsequent to the balance sheet date but prior to the filing of this report that would have a material impact on our financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including but not limited to, statements regarding our future revenues, future plans, objectives, expectations and events, assumptions and estimates. Forward-looking statements can be identified by use of the words or phrases “will,” “will likely result,” “are expected to,” “will continue,” “estimate,” “project,” “potential,” “believe,” “plan,” “anticipate,” “expect,” “intend,” or similar expressions and variations of such words. Statements that are not historical facts are based on our current expectations, beliefs, assumptions, estimates, forecasts and projections for our business and the industry and markets related to our business.

The forward-looking statements contained in this report are not guarantees of future performance and involve certain risks, uncertainties and assumptions which are difficult to predict. Actual outcomes and results may differ materially from what is expressed in such forward-looking statements. Important factors which may affect these actual outcomes and results include, without limitation, tourism and weather conditions in the areas we service, scheduled new construction within our operating areas, the economies of the U.S. and the areas we service, regulatory matters, the resolution of pending litigation, availability of capital to repay debt and for expansion of our operations, and other factors, including those “Risk Factors” set forth under Part II, Item 1A in this Quarterly Report and in our 2010 Annual Report on Form 10-K.

Each of the forward-looking statements in this Quarterly Report speaks as of its date. We expressly disclaim any obligation or undertaking to update or revise any forward-looking statement contained in this Quarterly Report to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any forward-looking statement is based, except as may be required by law.

Unless otherwise indicated, references to “we,” “our,” “ours” and “us” refer to Consolidated Water Co. Ltd., its subsidiaries and consolidated affiliates.

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

Valuation of Equity Investment in Affiliate. We account for our investment in OC-BVI under the equity method of accounting for investments in common stock.   This method requires recognition of a loss on an equity investment that is other than temporary, and indicates that a current fair value of an equity investment that is less than its carrying amount may indicate a loss in the value of the investment. OC-BVI’s on-going dispute with the BVI government relating to the Baughers Bay plant may indicate that the current fair value of our investment in OC-BVI is less than our carrying value for this investment.

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

The identification of the possible outcomes for the Baughers Bay dispute, the projections of cash flows for each outcome, and the assignment of relative probabilities to each outcome all represent significant estimates made by us. While we have used our best judgment to identify the possible outcomes and expected cash flows for these outcomes and assign relative probabilities to each outcome, these estimates are by their nature highly subjective and are also subject to material change by our management over time based upon additional information from OC-BVI’s management and legal counsel, a change in the status of negotiations and/or OC-BVI’s litigation with the BVI government. After considering the September and October 2009 rulings of the Eastern Supreme Court of the Caribbean relating to the Baughers Bay dispute, we determined that the carrying value of our investment in OC-BVI exceeded the estimated fair value for our investment in OC-BVI by approximately $(160,000) as of September 30, 2009 and therefore recognized an impairment loss of this amount on this investment during the three months ended September 30, 2009.   In February 2010, the BVI government announced that it had signed a 16-year contract with another company for the construction and operation of a water plant that will provide potable water to the greater Tortola area and (we believe) replace the current production of the Baughers Bay plant.  As a result of the decision by the BVI government to enter into the agreement with another company, we concluded that it was unlikely that OC-BVI would derive any significant future revenues from an operating contract for the Baughers Bay plant.  Consequently, we determined that an additional impairment loss of $(4,500,000) was required (and was recorded) during the fourth quarter of 2009 to reduce our investment in OC-BVI to its estimated fair value.

The remaining carrying value of our investment in OC-BVI as of March 31, 2011 of $7.6 million assumes that the BVI government will ultimately pay OC-BVI the full amount awarded by the Eastern Supreme Court in its 2009 rulings.  The BVI government has appealed these rulings, and the Eastern Caribbean Court of Appeals  could ultimately overturn the rulings of the Eastern Supreme Court or require the BVI government to pay OC-BVI an amount lower than the amount awarded by the Eastern Supreme Court.   If either of these occurs, the actual cash flows from OC-BVI could vary materially from the expected cash flows we used in determining OC-BVI’s fair value as of March 31, 2011, and we could be required to record an additional loss to reduce the carrying value of our investment in OC-BVI. Such impairment loss would reduce our earnings and could have a material adverse impact on our results of operations and financial condition.

Goodwill and intangible assets. Goodwill represents the excess costs over fair value of the assets of an acquired business. Goodwill and intangible assets acquired in a business combination accounted for as a purchase and determined to have an indefinite useful life are not amortized, but are tested for impairment at least annually.  Generally accepted accounting principles require the amortization of intangible assets with estimable useful lives over their respective estimated useful lives to their estimated residual values, and reviewed for impairment periodically.  We evaluate the possible impairment of goodwill annually.  Management identifies our reporting units and determines the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units. We determine the fair value of each reporting unit by calculating the expected cash flows from each reporting unit and compare the fair value to the carrying amount of the reporting unit. To the extent the carrying amount of the reporting unit exceeds the fair value of the reporting unit, we are required to perform the second step of the impairment test, as this is an indication that the reporting unit goodwill may be impaired. In this step, we compare the implied fair value of the reporting unit goodwill with the carrying amount of the reporting unit goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit to all the assets (recognized and unrecognized) and liabilities of the reporting unit in a manner similar to a purchase price allocation. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. If the implied fair value is less than its carrying amount, the impairment loss is recorded. Based upon our annual tests to date, we have not experienced any impairment losses on our recorded amounts of goodwill.

Included in the $3,587,754 goodwill amount reported in our March 31, 2011 condensed consolidated balance sheet is approximately $1.2 million in goodwill relating to our retail segment.  We are presently in negotiations with the Cayman Island government to renew the license that provides us with the exclusive right to provide potable piped water to our retail service area.  If this license is not renewed, or is renewed on terms that are less favorable to us than current terms, we could be required to record an impairment charge to reduce or write off the carrying value of our retail segment goodwill.

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

RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and accompanying notes included under Part I, Item 1 of this Quarterly Report and our consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for our fiscal year ended December 31, 2010 (“2010 Form 10-K”) and the information set forth under Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2010 Form 10-K.

Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010

Consolidated Results

Net income for the three months ended March 31, 2011 was $1,993,010 ($0.14 per share) as compared to $3,076,936 ($0.21 per share) for the three months ended March 31, 2010, representing a decrease of $1,083,926, or approximately 35%.

Total revenues for the three months ended March 31, 2011 were $13,906,620 as compared to $14,677,311 for the three months ended March 31, 2010, representing a decrease of $770,691, or approximately 5.3%.  The decrease in consolidated revenues is attributable to our services segment, which generated approximately $1.7 million less in revenues in the three months ended March 31, 2011 than in the three months ended March 31, 2010. Gross profit for the three months ended March 31, 2011 was $5,250,555, or approximately 38%, of total revenues, as compared to $5,486,249, or approximately 37%, of total revenues, for the three months ended March 31, 2010. For further discussion of revenues and gross profit for 2011 see the “Results by Segment” analysis that follows.

General and administrative (“G&A”) expenses increased to $3,756,649 on a consolidated basis for the three months ended March 31, 2011, as compared to $2,465,066 for the three months ended March 31, 2010, representing an increase of $1,291,583, or approximately 52%.  This increase in G&A expenses is attributable to incremental expenses of approximately $1.1 million relating to the business development activities of our consolidated Mexico affiliate, N.S.C. Agua, S.A. de C.V. (“NSC”).

Interest income increased to $347,660 for the three months ended March 31, 2011, as compared to $302,175 for the three months ended March 31, 2010, due to interest earned on the loan receivable from the Water Authority - Cayman arising from the refurbishment of the Red Gate plant.

We reported equity in the earnings of our investment in OC-BVI of $507,813 and $212,709 in the three months ended March 31, 2011 and the three months ended March 31, 2010, respectively.  The increased earnings from this investment in the three months ended March 31, 2011 results from the receipt by OC-BVI in February 2011 of a $1 million payment from the BVI government pursuant to the Court award for the Baughers Bay plant litigation.  See further discussion of OC-BVI at “Liquidity and Capital Resources — Material Commitments, Expenditures and Contingencies — OC-BVI Contract Dispute.”

Results by Segment

Retail Segment:

The retail segment contributed $1,280,900 to our income from operations for the three months ended March 31, 2011, as compared to $1,384,604 for the three months ended March 31, 2010, representing a decrease of $103,704, or approximately 7.5%.

Revenues generated by our retail water operations were $6,373,515 and $6,385,406 for the three months ended March 31, 2011 and 2010, respectively.  The total volume of water sold by Cayman Water decreased by approximately 16% from the three months ended March 31, 2010 to the three months ended March 31, 2011.  However, all of this decrease represents the additional water sold to the Water Authority Cayman (the “WAC”) in the three months ended March 31, 2010 at bulk water rates to meet the WAC’s needs while their Red Gate plant was under refurbishment.   The volume of water sold by Cayman Water to our retail service area varied by less than 1% from the three months ended March 31, 2010 to the three months ended March 31, 2011.  The loss of the revenues generated from the sales to WAC in the three months ended March 31, 2010 was partially offset by the annual adjustment made during the three months ended March 31, 2011 to our base rates, as our retail segment increased its base rates by approximately 2% in the three months ended March 31, 2011 due to an upward movement in the consumer price indices used to determine such rate adjustment.

Retail segment gross profit remained relatively consistent between the periods at $3,492,639 (55% of revenues) and $3,531,821 (55% of revenues) for the three months ended March 31, 2011 and 2010, respectively.

Consistent with prior periods, we record all non-direct G&A expenses in our retail business segment and do not allocate any of these non-direct costs to our other two business segments.  Retail G&A expenses for the three months ended March 31, 2011 and the three months ended March 31, 2010 were relatively consistent between the periods at $2,211,739 and $2,147,217, respectively.

Bulk Segment:

The bulk segment contributed $1,181,362 and $1,072,911 to our income from operations for the three months ended March 31, 2011 and the three months ended March 31, 2010, respectively.

Bulk segment revenues were $7,166,836 and $6,257,942 for the three months ended March 31, 2011 and the three months ended March 31, 2010, respectively, representing an increase of $908,894, or approximately 15%.  The greater bulk revenues for the three months ended March 31, 2011 reflects a 4% increase in the volume of water sold attributable to the refurbished Red Gate plant (which was commissioned in July 2010) and energy pass-through increases to our rates due to higher energy prices.

Gross profit for our bulk segment was $1,564,472 and $1,360,579 for the three months ended March 31, 2011 and the three months ended March 31, 2010, respectively.  Gross profit as a percentage of bulk revenues remained consistent at 22% for the three months ended March 31, 2011 and 2010.

Bulk segment G&A expenses increased to $383,110 for the three months ended March 31, 2011 as compared to $287,668 for the three months ended March 31, 2010, due to additional taxes paid by our Belize subsidiary of approximately $86,000.

Services Segment:

The services segment incurred a loss from operations of $(968,356) for the three months ended March 31, 2011 while this segment contributed $563,668 to our income from operations for the three months ended March 31, 2010.

Revenues from services provided in the three months ended March 31, 2011 were $366,269 as compared to $2,033,963 in the three months ended March 31, 2010.  Services revenues decreased from the three months ended March 31, 2010 to the three months ended March 31, 2011 due to (i) substantially lower plant sales revenues, which declined by approximately $1.5 million in the three months ended March 31, 2011 due to a lack of construction activity; and (ii) a decrease of approximately $208,000 in fees earned for management of the Bermuda plant due to the expiration and subsequent renegotiation of the original management contract for this plant.  Our current management contract for the Bermuda plant expires at the end of June 2011, and we expect the Bermuda government to conduct an open tender process for the future management of the Bermuda plant.

Services segment gross profit decreased in the three months ended March 31, 2011 to $193,444 as compared to $593,849 in the three months ended March 31, 2010 due to the overall decrease in services revenues.

G&A expenses for the services segment were $1,161,800 and $30,181 for the three months ended March 31, 2011 and 2010, respectively.  The increase in G&A expenses in the three months ended March 31, 2011 reflects incremental legal, accounting, engineering, consulting and other expenses aggregating approximately $1.1 million that are attributable to the business development activities of our consolidated Mexico affiliate, NSC.

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

Our operating activities generated net cash of approximately $28.4 million over our last three fiscal years and an additional $2.8 million in net cash for the first quarter of 2011.  As of March 31, 2011, we had cash balances totaling approximately $48.1 million and working capital of approximately $59.2 million.  We believe our cash on hand and cash to be generated from operations will be sufficient to meet our liquidity requirements for the next 12 months, which include approximately $2.7 million in principal and interest payments on debt and quarterly dividends, if declared by our Board of Directors.   We are seeking approximately $10 million in new financing for the planned expansion of our Blue Hills plant in the Bahamas and believe we have a sufficient credit standing and adequate funding sources to obtain this new financing.

We are not presently aware of anything that would lead us to believe that we will not have sufficient liquidity to meet our needs for 2011.

Cash Flows for the Three Months Ended March 31, 2011

Our cash and cash equivalents increased from approximately $46.1 million as of December 31, 2010 to approximately $48.1 million as of March 31, 2011.

Cash Flows from Operating Activities

Operating activities provided net cash for the three months ended March 31, 2011 of approximately $2.8 million.  This cash provided reflects net income generated for the period as adjusted for (i) various items included in the determination of net income that do not affect cash flows during the year and (ii) changes in the other components of working capital.

Cash Flows from Investing Activities

Our investing activities provided approximately $657,000 in net cash during the three months ended March 31, 2011.  Approximately $519,000 was used for construction in progress and property, plant and equipment additions and we collected approximately $424,000 on our loans receivable.  We also received loan principal repayments and dividends from OC-BVI aggregating $752,631.

Cash Flows from Financing Activities

Our financing activities used approximately $1.5 million in net cash during the three months ended March 31, 2011 for $375,000 in scheduled debt repayments and dividends of $1.1 million.

Borrowings Outstanding

As of March 31, 2011, we had total borrowings outstanding of $17,960,748, all of which consisted of bonds payable.

5.95% Secured Bonds

In August 2006, we issued $15,771,997 principal amount secured fixed rate bonds in a private offering and received net proceeds (excluding issuance costs and after the offering discount) of $14,445,720.  These bonds bear interest at a rate of 5.95%, are repayable in quarterly principal and interest installments of $526,010, and mature in 2016. We have the right to redeem the bonds in full at any time after August 4, 2009 at a premium of 1.5% of the outstanding principal and accrued interest on the bonds on the date of redemption. As of March 31, 2011, $9,807,902 in principal amount was outstanding on these secured bonds. Our obligations under the bonds are secured by fixed and floating charges (i) on all of our assets, including an equitable charge of all of the shares of Cayman Water, and (ii) on all of Cayman Water’s assets including its real estate. Cayman Water has also guaranteed our payment obligations under the bonds.

The trust deed for these bonds restricts our ability to enter into new borrowing agreements or any new guarantees without prior approval of the trustee and limits our capital expenditures, with the exception of capital expenditures to be incurred on certain defined projects, to $2,000,000 annually without prior approval by the trustee. The trust deed also contains financial covenants that require us to maintain a debt service coverage ratio of not less than 1.25 to 1, a ratio of long term debt to EBITDA (i.e. earnings before interest, taxes, depreciation and amortization) for the 12 months preceding the ratio calculation date not greater than 2.5 to 1 and a ratio of long term debt to equity equal to or less than 1.5 to 1. As of March 31, 2011, we were in compliance with the covenants under the trust.

CW-Bahamas Series A Bonds

In July 2005, CW-Bahamas sold B$10,000,000 Series A bonds to Bahamian citizens and permanent resident investors in The Bahamas to finance a portion of the construction cost of its Blue Hills plant. These bonds mature on June 30, 2015 and accrue interest at the annual fixed rate of 7.5%. Interest is payable quarterly.  CW-Bahamas may redeem the bonds in whole or in part without penalty. We have guaranteed CW-Bahamas repayment obligations upon an “event of default” as defined in the guarantee agreement. If we pay any amounts pursuant to the guarantee, we will be subrogated to all rights of the bondholders in respect of any such payments. The guarantee is a general unsecured obligation junior to our other secured obligations. We elected to redeem $1.5 million of these bonds in September 2010.  As of March 31, 2011, B$8,500,000 of the Series A bonds was outstanding.

CW-Bahamas Credit Facility

CW-Bahamas has a credit facility with Scotiabank (Bahamas) that consists of a B$500,000 revolving working capital loan. The obligations under the credit facility are secured by the assets of CW-Bahamas. Borrowings under the working capital loan accrue interest at the Nassau Prime rate plus 1.50% per annum. As of March 31, 2011, no amounts were outstanding under this facility.

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

On October 29, 2009, the BVI government filed an appeal with the Appellate Court seeking the Appellate Court’s review of the September 17, 2009 ruling of the Court that the BVI government pay OC-BVI the reasonable rate for water produced by OC-BVI for the period from December 20, 2007 to the present.  The BVI government is requesting a ruling from the Appellate Court that the BVI government should only pay OC-BVI the actual cost of water produced at the plant.  In March 2011, the BVI government filed an application with the Appellate Court for a stay of execution of the judgments of the Court in order to defer any further payments of amounts under the Court order until such time as the Appellate Court rules on the appeal.

Under U.S. generally accepted accounting principles, revenue is generally realized or realizable and earned when all of the following criteria are met:

•	persuasive evidence of an arrangement exists;
•	delivery has occurred or services have been rendered;
•	the seller’s price to the buyer is fixed and determinable; and
•	collectability is reasonably assured.

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

We account for our investment in OC-BVI in accordance with the equity method of accounting for investments in common stock. This method requires recognition of a loss on an equity investment that is other than temporary, and indicates that a current fair value of an equity investment that is less than its carrying amount may indicate a loss in the value of the investment. To test for possible impairment of our investment in OC-BVI, we estimate its fair value as of the end of each fiscal quarter. In making this estimate, we calculate the expected cash flows from our investment in OC-BVI by (i) identifying various possible outcomes of the Baughers Bay litigation; (ii) estimating the cash flows associated with the Bar Bay plant and each possible Baughers Bay outcome, and (iii) assigning a probability to each Baughers Bay outcome based upon discussions held to date by OC-BVI’s management with the BVI government and OC-BVI’s legal counsel. The resulting probability-weighted sum represents the expected cash flows, and our best estimate of future cash flows, to be derived from our investment in OC-BVI. After considering the September and October 2009 rulings of the Court, we determined that the carrying value of our investment in OC-BVI exceeded the estimated fair value for our investment in OC-BVI by approximately $(160,000) as of September 30, 2009 and therefore recognized an impairment loss of this amount on this investment during the three months ended September 30, 2009. As a result of the decision by the BVI government to enter into the agreement with another company to build a new plant to serve Tortola, we concluded that it is unlikely that OC-BVI will derive any significant future revenues from an operating contract for the Baughers Bay plant. Consequently, we determined that an additional impairment loss of $(4,500,000) was required (and was recorded) during the fourth quarter of 2009 to reduce our investment in OC-BVI to its estimated fair value.

Based upon the estimated fair value determined as of December 31, 2010 and the developments since that date to the date of this filing, we concluded that no impairment loss was required to be recognized on our investment in OC-BVI during the year ended December 31, 2010.  This conclusion assumes that the BVI government will fulfill its obligations under the Bar Bay Agreement and that OC-BVI will collect all of the $10.4 million awarded by the Court (of which only $5 million has been received to date).   The Appellate Court could ultimately overturn the ruling of the Court, which currently requires the BVI government to pay OC-BVI at the rate of $13.91 per thousand imperial gallons for water previously supplied, the Appellate Court could reduce the amount awarded to OC-BVI under the Court order, or the BVI government could fail to honor the terms of its agreement for water supplied by OC-BVI’s other plant located at Bar Bay, Tortola.  If any of these events occur the actual cash flows from OC-BVI could vary materially from the expected cash flows we used in determining OC-BVI’s fair value as of March 31, 2011 and we could be required to record an additional impairment loss to reduce the carrying value of our investment in OC-BVI.  Such impairment loss would reduce our earnings and could have a material adverse impact on our results of operations and financial condition.

Renewal of Retail License

We provide water to retail customers on Grand Cayman Island under a 20-year license issued to us in July 1990 by the Cayman Islands government that grants us the exclusive right to provide water to retail customers within our licensed service area. Our service area is comprised of an area on Grand Cayman that includes the Seven Mile Beach and West Bay areas, two of the three most populated areas in the Cayman Islands. For the three months ended March 31, 2011 and 2010, we generated approximately 46% and 44%, respectively, of our consolidated revenues and approximately 67% and 64%, respectively, of our consolidated gross profits from the retail water operations conducted pursuant to our exclusive license.   If we are not in default of any terms of the license, we have a right of first refusal to renew the license on terms that are no less favorable than those that the government offers to any third party.

This license was set to expire on July 10, 2010; however, we and the Cayman Islands government have agreed in correspondence to extend the license four times in order to provide sufficient time to negotiate the terms of a new license agreement.  The most recent extension of the term of the license by correspondence will expire on July 4, 2011, pursuant to which Cayman Water is continuing to supply water to the service area specified in the license in accordance with the terms and conditions of the original July 1990 license.  The Cayman Islands government has retracted its earlier conditions for extension, namely that Cayman Water forego its contractual right to a rate increase in line with inflation as of January 1, 2011, and accordingly no such conditions are attached to the current extension.

On February 14, 2011 the Water Production and Supply Law, 2011 (which replaces the Water (Production and Supply) Law (1996 Revision) under which the Company is licensed) and the Water Authority (Amendment) Law, 2011 (the "New Laws") were published on terms that they would come into force on such date as may be appointed by Order made by the Governor in Cabinet. We have been informed by the Cayman Islands Government that such an Order has not yet been published, and the New Laws are therefore not in force as at this date, but we  anticipate that the Order will be published shortly. Once the New Laws are in force any further negotiations will be required to be conducted with the Water Authority-Cayman as principal and any new license will be issued pursuant to the provisions of the New Laws which contemplate a rate of return on invested capital model as further discussed below. Negotiation meetings are scheduled to resume within the next two months. License negotiations therefore remain on-going as of the date of this filing.

We have been informed during our retail license renewal negotiations conducted with representatives of the Cayman Islands government that the Cayman Islands government seeks to restructure the terms of our license to employ a “rate of return on invested capital model” similar to that governing the sale of water to many U.S. municipalities. We have formally objected to the implementation of a “rate of return on invested capital model” on the basis that we believe that such a model would not promote the efficient operation of our water utility and could ultimately increase water rates to our customers. We believe such a model, if ultimately implemented, could significantly reduce the operating income and cash flows we have historically generated from our retail license and require us to record an impairment loss to reduce or write off the $1.2 million carrying value of our retail segment’s goodwill.  Such impairment loss could be material to our results of operations.

If a new long-term license agreement is not entered into with the Cayman Islands government, we would retain a right of first refusal to renew the license on terms that are no less favorable than those that the government might offer in the future to a third party.

If we do not enter into a new license agreement, and no other party is awarded a license, we expect to be permitted to continue to supply water to our present service area.  However, the terms of such continued supply may not be as favorable to us as the terms in the July 11, 1990 license agreement.  It is possible that the government could offer a third party a license to service some or all of our present service area.  In such event, we may assume the license offered to the third party by exercising our right of first refusal.  The terms of the new license agreement may not be as favorable to us as the terms under which we are presently operating and could reduce the operating income and cash flows we have historically generated from our retail license and require us to record an impairment loss to reduce or write off the $1.2 million carrying value of our retail segment’s goodwill.  Such impairment loss could be material to our results of operations.

Mexico Affiliate

In May 2010, we acquired, through our wholly-owned Netherlands subsidiary, Consolidated Water Cooperatief, U.A., a 50% interest in N.S.C. Agua, S.A. de C.V. (“NSC”), a Mexican company.  NSC has been formed to pursue a project encompassing the construction, ownership and operation of a 100 million gallon per day seawater reverse osmosis desalination plant to be located in northern Baja California, Mexico and an accompanying pipeline to deliver water to the U.S. border.   We and our partners in NSC believe such a project can  be successful due to what we anticipate will be a growing need for a new potable water supply for the areas of northern Baja California, Mexico and Southern California, United States.  To complete this project, we have engaged an engineering group with extensive regional experience and have partnered with Doosan Heavy Industries and Construction, a global leader in the engineering, procurement and construction of large seawater desalination plants.  Once completed, we would operate the plant while retaining a minority position in its ownership. NSC is in the development stage, and is presently involved in seeking contracts for the purchase of land on which to build the plant and for the electric power and feed water sources for the plant’s proposed operations.  In addition to obtaining these contracts, NSC will be required to complete various other steps before it can commence construction of the plant and pipeline including, but not limited to, obtaining approvals and permits from various governmental agencies in Mexico and the United States, securing contracts with its proposed customers to sell water in sufficient quantities and at prices that make the project financially viable, and obtaining equity and debt financing for the project. NSC’s potential customers will also be required to obtain various governmental permits and approvals in order to purchase water from NSC.

For our 50% interest in NSC, we have agreed to provide initial funding of $4 million in the form of equity for NSC’s development activities.  Because we exercise effective financial control over NSC and our partners in NSC will not participate in funding the first $4 million in losses that NSC may incur, we consolidate NSC’s results of operations.  Included in our consolidated results of operations for the three months ended March 31, 2011 is approximately $1.1 million in general and administrative expenses, consisting of organizational, legal, accounting, engineering, consulting and other costs relating to the project development activities of NSC.  Approximately $557,000 and $213,000 of our initial funding commitment remained as of March 31, 2011 and the date of this filing, respectively.  We anticipate that substantially all of this initial funding we provide for NSC’s development activities will be expensed.

Based on progress to date, we have determined that completing NSC’s development activities will require significantly more than $4 million.  We presently expect to continue to pursue this project and may expend significant additional funds to do so.  We are also evaluating other funding options for NSC.

Assuming sufficient development funding, we estimate that it will take approximately one year for NSC to complete all of the activities (which include purchasing the land for the plant, securing feed water and power supplies, completing the engineering and feasibility studies, negotiating the customer contracts, obtaining the required permits and arranging the project financing) necessary to commence construction of the plant. However, completing these activities could take longer than one year.  NSC may ultimately be unable to complete all the activities required to proceed with the project.

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

Transfers of U.S. dollars from CW-Belize to our other subsidiaries require authorization in advance from the Central Bank of Belize.

Expansion of Blue Hills plant

CW-Bahamas’ water supply agreement with the Water and Sewerage Corporation of The Bahamas (the “WSC”) for its Blue Hills plant was amended effective January 31, 2011.  Under the terms of the amended agreement, we are required to increase the production capacity of the Blue Hills plant to 12 million U.S. gallons per day on or before September 30, 2011.  After the expansion is completed, we will be required to deliver, and the WSC will be required to purchase, a minimum of 63 million U.S. gallons per week.  The term of the water supply agreement will be extended at the date that the expansion is completed for a period of twenty years, or until the plant has delivered approximately 65.5 billion U.S. gallons of water, whichever occurs later.  We expect to obtain $10 million in new financing for the construction of this expansion and will fund the remainder of the estimated expansion costs from our existing cash balances.

CW-Bahamas Liquidity

As of March 31, 2011, CW-Bahamas was due approximately $6.9 million from the WSC. We have been informed previously by representatives of the Bahamas government that the delay in paying our accounts receivables is due to operating issues within the WSC, that the delay does not reflect any type of dispute with us with respect to the amounts owed, and that the amounts will ultimately be paid in full. Based on our January 2011 meeting with officials of the Bahamas government, we believe the Bahamas government will make sufficient payments in the near future to reduce CW-Bahamas’ receivable balances to approximately 90 days outstanding.  As reported in an article included in the February 11, 2011 issue of The Tribune, a Bahamas newspaper, Bahamian Prime Minister Hubert Ingraham communicated in his mid-year budget address that $8.8 million had been budgeted for WSC “to defray arrears and future payments to the Consolidated Water Company.”  Consistent with the Bahamas government’s representations, CW-Bahamas received a payment of approximately $2.76 million in April 2011 on its overdue accounts receivable balances. Based upon the communications from the Bahamas government and the April 2011 payment, we believe that the accounts receivable from the WSC are fully collectible and therefore have not provided any allowance for possible non-payment of these receivables as of March 31, 2011.

Transfers of U.S. dollars from CW-Bahamas to our other subsidiaries require authorization in advance from the Central Bank of the Bahamas.

CW-Bahamas Performance Bonds

We have two contracts, one for our Windsor plant and one for our Blue Hills plant, to supply water to the WSC. Each contract requires us to guarantee delivery of a minimum quantity of water per week. If we do not meet this minimum, we are required to pay the WSC for the difference between the minimum and actual gallons delivered at a per gallon rate equal to the price per gallon that WSC is currently paying us under the contract. The Windsor and Blue Hills contracts expire in 2013 and 2026, respectively, and require us to deliver 16.8 million U.S. gallons and (prior to the expansion discussed above) 33.6 million U.S. gallons, respectively, of water each week. We are required to provide the WSC with performance and operating guarantees, in the form of bank-issued letters of credit, to secure any payments we may be required to make under the minimum delivery requirements of these contracts. On August 1, 2009, a performance bond with the Royal Bank of Canada in Nassau, Bahamas in the amount of $1,910,775 for the Windsor plant expired and was not subsequently replaced.  We expect to obtain performance bonds for the Windsor and Blue Hills plants once CW-Bahamas has received payment of its delinquent accounts receivable from the WSC.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our exposure to market risk from December 31, 2010 to the end of the period covered by this report.

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

ITEM 1A. RISK FACTORS

Our business faces significant risks. These risks include those disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 as supplemented by the additional risk factors included below. If any of the events or circumstances described in the referenced risks actually occur, our business, financial condition or results of operations could be materially adversely affected and such events or circumstances could cause our actual results to differ materially from the results contemplated by the forward-looking statements contained in this report. These risks should be read in conjunction with the other information set forth in this Quarterly Report as well as in our Annual Report on Form 10-K for the year ended December 31, 2010 and in our other periodic reports on Form 10-Q and Form 8-K.

We have committed up to $4 million to fund the developmental costs for a possible project in Mexico, and may elect to expend more than this $4 million to pursue this project.  However, we could decide in the future, after expending these funds, that the project is not viable.

In May 2010, we acquired, through our wholly-owned Netherlands subsidiary, Consolidated Water Cooperatief, U.A., a 50% interest in N.S.C. Agua, S.A. de C.V. (“NSC”), a Mexican company.  NSC has been formed to pursue a project encompassing the construction, ownership and operation of a 100 million gallon per day seawater reverse osmosis desalination plant to be located in northern Baja California, Mexico and an accompanying pipeline to deliver water to the U.S. border.   We and our partners in NSC believe such a project can  be successful due to what we anticipate will be a growing need for a new potable water supply for the areas of northern Baja California, Mexico and Southern California, United States.  To complete this project, we have engaged an engineering group with extensive regional experience and have partnered with Doosan Heavy Industries and Construction, a global leader in the engineering, procurement and construction of large seawater desalination plants.  Once completed, we would operate the plant while retaining a minority position in its ownership.   NSC is in the development stage, and is presently involved in seeking contracts for the purchase of land on which to build the plant and for the electric power and feed water sources for the plant’s proposed operations.  In addition to obtaining these contracts, NSC will be required to complete various other steps before it can commence construction of the plant and pipeline including, but not limited to, obtaining approvals and permits from various governmental agencies in Mexico and the United States, securing contracts with its proposed customers to sell water in sufficient quantities and at prices that make the project financially viable, and obtaining equity and debt financing for the project. NSC’s potential customers will also be required to obtain various governmental permits and approvals in order to purchase water from NSC.

For our 50% interest in NSC, we have agreed to provide initial funding of up to $4 million in the form of equity for NSC’s development activities.  Because we exercise effective financial control over NSC and our partners in NSC will not participate in funding the first $4 million in losses that NSC may incur, we consolidate NSC’s results of operations.  Included in our consolidated results of operations for three months ended March 31, 2011 is approximately $1.1 million in general and administrative expenses, consisting of organizational, legal, accounting, engineering, consulting and other costs relating to the project development activities of NSC.  Approximately $557,000 and $213,000 of our initial funding commitment remained as of March 31, 2011 and the date of this filing, respectively.  We anticipate that substantially all of the initial funding we provide for NSC’s development activities will be expensed.

Based on progress to date, we have determined that completing NSC’s development activities will require significantly more than $4 million.  We presently expect to continue to pursue this project and may expend significant additional funds to do so.  We are also evaluating other funding options for NSC.

Assuming sufficient development funding, we estimate that it will take approximately one year for NSC to complete all of the activities (which include purchasing the land for the plant, securing feed water and power supplies, completing the engineering and feasibility studies, negotiating the customer contracts, obtaining the required permits and arranging the project financing) necessary to commence construction of the plant. However, completing these activities could take longer than one year.  NSC may ultimately be unable to complete all the activities required to proceed with the project.

Our exclusive license to provide water to retail customers in the Cayman Islands may not be renewed in the future.

We provide water to retail customers on Grand Cayman Island under a 20-year license issued to us in July 1990 by the Cayman Islands government that grants us the exclusive right to provide water to retail customers within our licensed service area. Our service area is comprised of an area on Grand Cayman that includes the Seven Mile Beach and West Bay areas, two of the three most populated areas in the Cayman Islands. For the three months ended March 31, 2011 and 2010, we generated approximately 46% and 44%, respectively, of our consolidated revenues and approximately 67% and 64%, respectively, of our consolidated gross profits from the retail water operations conducted pursuant to our exclusive license.   If we are not in default of any terms of the license, we have a right of first refusal to renew the license on terms that are no less favorable than those that the government offers to any third party.

This license was set to expire on July 10, 2010; however, we and the Cayman Islands government have agreed in correspondence to extend the license four times in order to provide sufficient time to negotiate the terms of a new license agreement.  The most recent extension of the term of the license by correspondence will expire on July 4, 2011, pursuant to which Cayman Water is continuing to supply water to the service area specified in the license in accordance with the terms and conditions of the original July 1990 license.  The Cayman Islands government has retracted its earlier conditions for extension, namely that Cayman Water forego its contractual right to a rate increase in line with inflation as of January 1, 2011, and accordingly no such conditions are attached to the current extension.

On February 14, 2011 the Water Production and Supply Law, 2011 (which replaces the Water (Production and Supply) Law (1996 Revision) under which the Company is licensed) and the Water Authority (Amendment) Law, 2011 (the "New Laws") were published on terms that they would come into force on such date as may be appointed by Order made by the Governor in Cabinet. We have been informed by the Cayman Islands Government that such an Order has not yet been published, and the New Laws are therefore not in force as at this date, but we  anticipate that the Order will be published shortly. Once the New Laws are in force any further negotiations will be required to be conducted with the Water Authority-Cayman as principal and any new license will be issued pursuant to the provisions of the New Laws which contemplate a rate of return on invested capital model as further discussed below. Negotiation meetings are scheduled to resume within the next two months. License negotiations therefore remain on-going as of the date of this filing.

We have been informed during our retail license renewal negotiations conducted with representatives of the Cayman Islands government that the Cayman Islands government seeks to restructure the terms of our license to employ a “rate of return on invested capital model” similar to that governing the sale of water to many U.S. municipalities. We have formally objected to the implementation of a “rate of return on invested capital model” on the basis that we believe that such a model would not promote the efficient operation of our water utility and could ultimately increase water rates to our customers. We believe such a model, if ultimately implemented, could significantly reduce the operating income and cash flows we have historically generated from our retail license. and require us to record an impairment loss to reduce or write off the $1.2 million carrying value of our retail segment’s goodwill.  Such impairment loss could be material to our results of operations.

If a new long-term license agreement is not entered into with the Cayman Islands government, we would retain a right of first refusal to renew the license on terms that are no less favorable than those that the government might offer in the future to a third party.

If we do not enter into a new license agreement, and no other party is awarded a license, we expect to be permitted to continue to supply water to our present service area.  However, the terms of such continued supply may not be as favorable to us as the terms in the July 11, 1990 license agreement.  It is possible that the government could offer a third party a license to service some or all of our present service area.  In such event, we may assume the license offered to the third party by exercising our right of first refusal.  The terms of the new license agreement may not be as favorable to us as the terms under which we are presently operating and could reduce the operating income and cash flows we have historically generated from our retail license and require us to record an impairment loss to reduce or write off the $1.2 million carrying value of our retail segment’s goodwill.  Such impairment loss could be material to our results of operations.

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

On October 28, 2009, OC-BVI filed an appeal with the Eastern Caribbean Court of Appeals (the “Appellate Court”) asking the Appellate Court to review the September 17, 2009 ruling by the Eastern Caribbean Supreme Court as it relates to OC-BVI’s claim for compensation for improvements to the Baughers Bay plant.  On October 29, 2009, the BVI government filed an appeal with the Appellate Court seeking the Appellate Court’s review of the September 17, 2009 ruling of the Court that the BVI government pay OC-BVI the reasonable rate for water produced by OC-BVI for the period from December 20, 2007 to the present. The BVI government is requesting a ruling from the Appellate Court that the BVI government should only pay OC-BVI the actual cost of water produced at the plant. In March 2011, the BVI government filed an application with the Appellate Court for a stay of execution of the judgments of the Court in order to defer any further payments of amounts under the Court order until such time as the Appellate Court rules on the appeal.

After considering the September and October 2009 rulings of the Court of the Caribbean relating to the Baughers Bay dispute, we determined that the carrying value of our investment in OC-BVI exceeded the estimated fair value for our investment in OC-BVI by approximately $(160,000) as of September 30, 2009 and therefore recognized an impairment loss of this amount on this investment during the three months ended September 30, 2009. In February 2010, the BVI government announced it had signed a long-term contract with another company for the construction of a new water plant to serve Tortola. We believe this new contract with another company makes it unlikely that OC-BVI will be able to obtain a new long-term operating contract for Baughers Bay. Accordingly, our calculation of the estimated fair value of our equity investment in OC-BVI as of December 31, 2009 did not include any future cash flows to OC-BVI from a long term operating contract for the Baughers Bay plant and as a result we recorded an additional impairment loss for our equity investment in OC-BVI of $(4,500,000) during the fourth quarter of 2009.  The remaining carrying value of our investment in OC-BVI of $7.6 million as of March 31, 2011 assumes OC-BVI will collect in full the remaining $5.4 million awarded by the Court and will not be required to return any of the $5.0 million paid to date by the BVI government under the Court order.  Should the BVI government be successful in its appeal to reduce the $10.4 million award, we will be required to record an additional impairment charge in an amount equal to any reduction in the amount previously awarded. Such impairment loss would reduce our earnings and could have a significant adverse impact on our results of operations, financial condition and cash flows.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 10, 2011, we issued 3,544 common shares to one of our executive officers under the terms of his executive compensation agreement.  The closing price of our common shares on March 10, 2011 was $10.38 per share.  The issuance of the shares was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, as a transaction not involving a public offering.

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

Date: May 10, 2011