Form 10-Q
period 2011-06-30
CONSOLIDATED WATER CO LTD
filed 2011-08-09
CIK 928340

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

As of August 4, 2011, 14,561,084 shares of the registrant’s common stock, with US$0.60 par value, were outstanding.

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

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED WATER CO. LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2011	2010
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$50,840,459	$46,130,237
Accounts receivable, net	10,273,385	12,132,730
Inventory	1,421,005	1,434,811
Prepaid expenses and other current assets	3,468,655	2,294,747
Current portion of loans receivable	1,787,843	1,733,799
Total current assets	67,791,347	63,726,324

Property, plant and equipment, net	53,382,795	55,923,731
Construction in progress	2,252,854	249,300
Inventory non-current	3,644,504	3,538,912
Loans receivable	11,694,778	12,602,419
Investment in OC-BVI	6,902,311	7,812,523
Intangible assets, net	1,606,278	1,710,737
Goodwill	3,587,754	3,587,754
Other assets	2,935,731	3,049,866
Total assets	$153,798,352	$152,201,566

LIABILITIES AND EQUITY
Current liabilities
Accounts payable and other current liabilities	$4,266,602	$4,316,125
Dividends payable	1,153,328	1,152,614
Current portion of long term debt	1,476,072	1,422,991
Total current liabilities	6,896,002	6,891,730
Long term debt	16,132,245	16,883,794
Other liabilities	431,674	442,919
Total liabilities	23,459,921	24,218,443
Equity
Consolidated Water Co. Ltd. stockholders' equity
Redeemable preferred stock, $0.60 par value. Authorized 200,000 shares; issued and outstanding 23,787 and 16,784 shares, respectively	14,272	10,070
Class A common stock, $0.60 par value. Authorized 24,655,000 shares; issued and outstanding 14,558,937 and 14,555,393 shares, respectively	8,735,362	8,733,236
Class B common stock, $0.60 par value. Authorized 145,000 shares; none issued or outstanding	-	-
Additional paid-in capital	81,613,859	81,349,944
Retained earnings	38,027,294	36,289,706
Total Consolidated Water Co. Ltd. stockholders' equity	128,390,787	126,382,956
Non-controlling interests	1,947,644	1,600,167
Total equity	130,338,431	127,983,123
Total liabilities and equity	$153,798,352	$152,201,566

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONSOLIDATED WATER CO. LTD.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Retail water revenues	$6,554,876	$6,039,827	$12,928,391	$12,425,233
Bulk water revenues	7,774,643	6,196,278	14,941,480	12,454,220
Services revenues	506,353	463,380	872,621	2,497,344

Total revenues	14,835,872	12,699,485	28,742,492	27,376,797

Cost of retail revenues	3,072,727	2,653,139	5,953,601	5,506,724
Cost of bulk revenues	6,330,567	5,031,068	11,932,934	9,928,430
Cost of services revenues	181,373	783,976	354,196	2,224,091

Total cost of revenues	9,584,667	8,468,183	18,240,731	17,659,245

Gross profit	5,251,205	4,231,302	10,501,761	9,717,552

General and administrative expenses	3,180,879	3,205,528	6,973,294	5,687,062

Income from operations	2,070,326	1,025,774	3,528,467	4,030,490

Other income (expense):
Interest income	314,292	302,040	661,951	604,215
Interest expense	(343,913)	(398,822)	(694,285)	(803,635)
Other income	77,593	27,090	141,544	77,957
Equity in earnings of OC-BVI	88,978	137,298	632,472	366,475

Other income (expense), net	136,950	67,606	741,682	245,012

Net income	2,207,276	1,093,380	4,270,149	4,275,502
Income attributable to non-controlling interests	277,614	60,305	347,477	165,491

Net income attributable to Consolidated Water Co. Ltd. stockholders	$1,929,662	$1,033,075	$3,922,672	$4,110,011

Basic earnings per common share attributable to Consolidated Water Co. Ltd. common stockholders	$0.13	$0.07	$0.27	$0.28
Diluted earnings per common share attributable to Consolidated Water Co. Ltd. common stockholders	$0.13	$0.07	$0.27	$0.28
Dividends declared per common share	$0.075	$0.075	$0.150	$0.150

Weighted average number of common shares used in the determination of:
Basic earnings per share	14,558,937	14,545,517	14,557,606	14,543,707
Diluted earnings per share	14,595,085	14,604,238	14,597,043	14,602,580

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONSOLIDATED WATER CO. LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2011	2010
Net cash provided by operating activities	$7,876,913	$3,390,159

Cash flows from investing activities
Additions to property, plant and equipment and construction in progress	(2,380,027)	(836,914)
Distribution of earnings from OC-BVI	202,631	666,600
Collections of loans receivable	853,599	599,703
Collections of loans receivable from OC-BVI	1,100,000	-
Net cash provided by (used in) investing activities	(223,797)	429,389

Cash flows from financing activities
Dividends paid	(2,184,370)	(2,183,037)
Repurchase of redeemable preferred stock	(3,859)	-
Principal repayments of long term debt	(754,665)	(711,381)
Net cash provided by (used in) financing activities	(2,942,894)	(2,894,418)

Net increase in cash and cash equivalents	4,710,222	925,130
Cash and cash equivalents at beginning of period	46,130,237	44,429,190

Cash and cash equivalents at end of period	$50,840,459	$45,354,320

Interest paid in cash	$616,106	$715,637

Non-cash investing and financing activities
Issuance of common stock to executive management for services rendered	$28,025	$72,793

Dividends declared but not paid	$1,093,704	$1,092,757

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONSOLIDATED WATER CO. LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. Principal activity

Consolidated Water Co. Ltd., and its subsidiaries (collectively, the “Company”) use reverse osmosis technology to produce fresh water from seawater. The Company processes and supplies water to its customers in the Cayman Islands, Belize and the Bahamas. The Company sells water to a variety of customers, including public utilities, commercial and tourist properties, residential properties and government facilities. The base price of water supplied by the Company, and adjustments thereto, are generally determined by the terms of licenses and contracts, which provide for adjustments based upon the movement in the government price indices specified in the licenses and contracts, as well as monthly adjustments for changes in energy prices. The Company also provides engineering and design services for water plant construction, and manages and operates water plants owned by others through its affiliate companies in Bermuda and the British Virgin Islands.

2. Basis of presentation

The accompanying condensed consolidated financial statements include the accounts of the Company’s (i) wholly-owned subsidiaries, Aquilex, Inc., Cayman Water Company Limited (“Cayman Water”), Consolidated Water (Belize) Limited (“CW-Belize”), Ocean Conversion (Cayman) Limited (“OC-Cayman”), DesalCo Limited (“DesalCo”), Consolidated Water Cooperatief, U.A. (“CW-Coop”);  (ii) majority-owned subsidiary Consolidated Water (Bahamas) Ltd. (“CW-Bahamas”); and (iii) affiliates Consolidated Water (Bermuda) Limited (“CW-Bermuda”) and N.S.C. Agua, S.A. de C.V. (“NSC”), which are consolidated for financial reporting purposes because the Company has a controlling financial interest in these companies. The Company’s investment in its other affiliate, Ocean Conversion (BVI) Ltd. (“OC-BVI”), is accounted for using the equity method of accounting. All significant intercompany balances and transactions have been eliminated in consolidation.

The accompanying interim condensed consolidated financial statements are unaudited. These condensed consolidated financial statements reflect all adjustments (which are of a normal recurring nature) that, in the opinion of management, are necessary to fairly present the Company’s financial position, results of operations and cash flows as of and for the periods presented. The results of operations for these interim periods are not necessarily indicative of the operating results for future periods, including the fiscal year ending December 31, 2011.

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

3. Fair value measurements

As of June 30, 2011 and December 31, 2010, the carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and other liabilities and dividends payable approximate their fair values due to the short term maturities of these instruments. Management considers that the carrying amounts for loans receivable and long term debt as of June 30, 2011 and December 31, 2010 approximate their fair value.

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

The following table presents the Company’s fair value hierarchy for assets and liabilities measured at fair value as of June 30, 2011 and December 31, 2010:

	June 30, 2011
	Level 1	Level 2	Level 3	Total
Assets:
Recurring
Cash equivalents	$22,244,249	$-	$-	$22,244,249
Nonrecurring
Investment in affiliate	$-	$-	$6,902,311	$6,902,311

	December 31, 2010
	Level 1	Level 2	Level 3	Total
Assets:
Recurring
Cash equivalents	$27,413,838	$-	$-	$27,413,838
Nonrecurring
Investment in affiliate	$-	$-	$7,812,523	$7,812,523

 A reconciliation of the beginning and ending balances for Level 3 investments for the six months ended June 30, 2011:

Balance as of December 31, 2010	$7,812,523
Equity in earnings (loss) of OC-BVI	632,472
Distribution of earnings from OC-BVI	(202,631)
Payments received on loan receivable from OC-BVI	(1,100,000)
Other	(240,053)
Balance as of June 30, 2011	$6,902,311

4. Stock-based compensation

The Company issues stock under incentive plans that form part of employees’ and non-executive directors’ remuneration. The Company also grants options to purchase common stock as part of remuneration for certain long-serving employees.

Stock-based compensation totaled $124,891 and $58,756 for the three months ended June 30, 2011 and 2010, respectively, and $201,767 and $142,152 for the six months ended June 30, 2011 and 2010, respectively, and is included in general and administrative expenses in the condensed consolidated statements of income.

In February 2011, the Company granted options to purchase 143,612 shares of common stock to certain management employees under the 2008 Equity Incentive Plan.  These options vest in three equal tranches of 47,871 in February 2012, 2013 and 2014.  All of these options expire three years from the respective vesting date of each tranche.

On July 15, 2011, the Company granted options to purchase 18,000 shares to a new member of management. These options vest in three equal tranches of 6,000 in July 2012, 2013 and 2014.  All of these options expire three years from the respective vesting date of each tranche.

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

The significant weighted average assumptions for the 143,612 common stock options issued in February 2011 were as follows: Risk free interest rate of 1.45%; Expected option life of 3.5 years; Expected volatility of 70.3%; Expected dividend yield of 2.81%.

A summary of stock option activity under the Company’s share-based compensation plans for the six months ended June 30, 2011 is presented in the following table:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (1)
Outstanding at beginning of period	213,067	$18.49
Granted	151,067	10.52
Exercised	-	-
Forfeited	-	-
Outstanding as of June 30, 2011	364,134	$15.18	3.06 years	$155,814
Exercisable as of June 30, 2011	176,908	$20.16	1.73 years	$306,403

(1)
The intrinsic value of a stock option represents the amount by which the fair value of the underlying stock, measured by reference to the closing price of the common stock of $9.29 in the NASDAQ Global Select Market on June 30, 2011, exceeds the exercise price of the option.

As of June 30, 2011, 187,226 non-vested options and 176,908 vested options were outstanding, with weighted average exercise prices of $10.48 and $20.16, respectively, and average remaining contractual lives of 4.32 years and 1.73 years, respectively.  The total remaining unrecognized compensation costs related to unvested stock-based arrangements were $570,301 as of June 30, 2011 and are expected to be recognized over a weighted average period of 4.32 years.

As of June 30, 2011, unrecognized compensation costs relating to convertible preferred stock outstanding were $161,612, and are expected to be recognized over a weighted average period of 1.13 years.

5. Segment information

The Company considers its (i) operations to supply water to retail customers, (ii) operations to supply water to bulk customers, and (iii) providing of engineering, management and construction services, as separate business segments. Financial information for each of these segments is as follows:

	Three Months Ended June 30, 2011
	Retail	Bulk	Services	Total
Revenues	$6,554,876	$7,774,643	$506,353	$14,835,872
Cost of revenues	3,072,727	6,330,567	181,373	9,584,667
Gross profit	3,482,149	1,444,076	324,980	5,251,205
General and administrative expenses	2,235,113	289,583	656,183	3,180,879
Income (loss) from operations	1,247,036	1,154,493	(331,203)	2,070,326
Other income (expense), net				136,950
Consolidated net income				2,207,276
Income attributable to non-controlling interests				277,614
Net income attributable to Consolidated Water Co. Ltd. stockholders				$1,929,662

	As of and for the Six Months Ended June 30, 2011
	Retail	Bulk	Services	Total
Revenues	$12,928,391	$14,941,480	$872,621	$28,742,492
Cost of revenues	5,953,601	11,932,934	354,196	18,240,731
Gross profit	6,974,790	3,008,546	518,425	10,501,761
General and administrative expenses	4,482,533	672,693	1,818,068	6,973,294
Income (loss) from operations	2,492,257	2,335,853	(1,299,643)	3,528,467
Other income (expense), net				741,682
Consolidated net income				4,270,149
Income attributable to non-controlling interests				347,477
Net income attributable to Consolidated Water Co. Ltd. stockholders				$3,922,672

As of June 30, 2011:
Property plant and equipment, net	$25,828,890	$26,528,320	$1,025,585	$53,382,795
Construction in progress	242,686	2,010,168	-	2,252,854
Goodwill	1,170,511	2,328,526	88,717	3,587,754
Total assets	73,981,242	75,008,585	4,808,525	153,798,352

	Three Months Ended June 30, 2010
	Retail	Bulk	Services	Total
Revenues	$6,039,827	$6,196,278	$463,380	$12,699,485
Cost of revenues	2,653,139	5,031,068	783,976	8,468,183
Gross profit	3,386,688	1,165,210	(320,596)	4,231,302
General and administrative expenses	2,369,674	291,832	544,022	3,205,528
Income (loss) from operations	1,017,014	873,378	(864,618)	1,025,774
Other income (expense), net				67,606
Consolidated net income				1,093,380
Income attributable to non-controlling interests				60,305
Net income attributable to Consolidated Water Co. Ltd. stockholders				$1,033,075

	As of and for the Six Months Ended June 30, 2010
	Retail	Bulk	Services	Total
Revenues	$12,425,233	$12,454,220	$2,497,344	$27,376,797
Cost of revenues	5,506,724	9,928,430	2,224,091	17,659,245
Gross profit	6,918,509	2,525,790	273,253	9,717,552
General and administrative expenses	4,533,359	579,500	574,203	5,687,062
Income (loss) from operations	2,385,150	1,946,290	(300,950)	4,030,490
Other income (expense), net				245,012
Consolidated net income				4,275,502
Income attributable to non-controlling interests				165,491
Net income attributable to Consolidated Water Co. Ltd. stockholders				$4,110,011

As of June 30, 2010:
Property plant and equipment, net	$26,480,587	$30,168,813	$1,268,487	$57,917,887
Construction in progress	876,920	147,032	-	1,023,952
Goodwill	1,170,511	2,328,526	88,717	3,587,754
Total assets	77,934,423	70,094,283	6,903,517	154,932,223

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

The following summarizes information related to the computation of basic and diluted EPS for the three and six months ended June 30, 2011 and 2010.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net income attributable to Consolidated Water Co. Ltd. common stockholders	$1,929,662	$1,033,075	$3,922,672	$4,110,011
Less: Dividends paid on and earnings attributable to preferred stock	(1,921)	(1,661)	(3,851)	(3,749)
Net income available to common shares in the determination of basic earnings per common share	$1,927,741	$1,031,414	$3,918,821	$4,106,262

Weighted average number of common shares in the determination of basic earnings per common share attributable to Consolidated Water Co. Ltd. common stockholders	14,558,937	14,545,517	14,557,606	14,543,707
Plus:
Weighted average number of preferred shares outstanding during the year	17,725	18,100	17,174	17,618
Potential dilutive effect of unexercised stock options	18,423	40,621	22,263	41,255
Weighted average number of shares used for determining diluted earnings per common share attributable to Consolidated Water Co. Ltd. common stockholders	14,595,085	14,604,238	14,597,043	14,602,580

7. Investment in OC-BVI

The Company owns 50% of the outstanding voting common shares and a 43.5% equity interest in the profits of Ocean Conversion (BVI) Ltd. (“OC-BVI”). The Company also owns certain profit sharing rights in OC-BVI that raise its effective interest in the profits of OC-BVI to approximately 45%. Pursuant to a management services agreement, OC-BVI pays the Company monthly fees for certain engineering and administrative services. OC-BVI’s sole customer is the Ministry of Communications and Works of the Government of the British Virgin Islands (the “Ministry”) to which it sells bulk water.

Substantially all of the water sold by OC-BVI to the Ministry was initially supplied under a Water Supply Agreement dated May 1990 (the “1990 Agreement’) and was produced by one desalination plant with a capacity of 1.7 million gallons per day located at Baughers Bay, Tortola (the “Baughers Bay plant”).  As discussed later in this Note (see “Baughers Bay dispute”) the BVI government assumed the operating responsibilities for the Baughers Bay plant in March 2010.  During 2007, OC-BVI completed, for a total cost of approximately $8 million, the construction of a desalination plant with a capacity of 720,000 gallons per day located at Bar Bay, Tortola (the “Bar Bay plant”).  OC-BVI began selling water to the Ministry from this plant in late 2009 and on March 4, 2010, OC-BVI and the BVI government executed a definitive seven-year contract for the Bar Bay plant (the “Bar Bay Agreement”). Under the terms of the Bar Bay Agreement, OC-BVI delivers up to 600,000 U.S. gallons of water per day to the BVI government from the Bar Bay plant and the BVI government is obligated to pay for this water at a specified price as adjusted by a monthly energy factor. The Bar Bay Agreement includes a seven-year extension option exercisable by the BVI government and required OC-BVI to complete a storage reservoir on the BVI government site by no later than March 4, 2011. OC-BVI has not commenced construction of this storage reservoir due to the BVI government’s failure to pay (i) the invoices for the water provided by the Bar Bay plant on a timely basis; and (ii) the full amount ordered pursuant to a court ruling relating to the Baughers Bay dispute (see discussion that follows).

The Company provided OC-BVI with a $3.0 million loan to fund part of the construction costs for the Bar Bay plant. Principal on this loan was payable in quarterly installments of $125,000 with a final balloon payment due on August 31, 2009 and interest on the loan was due quarterly at the rate of LIBOR plus 3.5%. In August 2009, the Company amended the terms of this loan with OC-BVI, increasing its balance to $2.8 million by converting $800,000 in trade receivables due to the Company from OC-BVI.  Under the terms of this amendment, the interest rate on the loan was increased to LIBOR plus 5.5% and the maturity date for the amended final balloon payment of $1,550,000 was extended to August 31, 2011. The Company and OC-BVI further amended this loan in January 2010 to increase the interest rate to LIBOR plus 7.5%.  Sufficient repayments have been received to reduce the balance of this loan to $350,000 as of June 30, 2011.

Summarized financial information for OC-BVI is presented below:

	June 30,	December 31,
	2011	2010
Current assets	$2,214,981	$1,942,418
Non-current assets	7,852,758	8,235,140
Total assets	$10,067,739	$10,177,558

	June 30,	December 31,
	2011	2010
Current liabilities	$2,372,917	$3,378,917
Non-current liabilities	2,279,268	2,387,606
Total liabilities	$4,652,185	$5,766,523

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Water sales	$988,807	$1,328,209	$2,938,948	$3,149,582
Gross profit	$351,614	$599,508	$1,697,299	$1,414,552
Income (loss) from operations	$184,729	$365,177	$1,308,092	$906,467
Net income (loss)	$204,407	$315,408	$1,328,504	$841,890

The Company’s investment in and loan to OC-BVI are comprised of the following:

	June 30,	December 31,
	2011	2010
Equity investment (including profit sharing rights)	$6,552,311	$6,362,523
Loan receivable - Bar Bay plant construction	350,000	1,450,000
	$6,902,311	$7,812,523

The Company recognized $88,978 and $632,472 in earnings from its equity investment in OC-BVI for the three and six months ended June 30, 2011, respectively.  The Company recognized $137,298 and $366,475 in earnings from its equity investment in OC-BVI for the three and six months ended June 30, 2010, respectively.  For the three and six months ended June 30, 2011, the Company recognized approximately $85,671 and $222,071, respectively, in revenues from its management services agreement with OC-BVI.  For the three and six months ended June 30, 2010, the Company recognized approximately $76,336 and $156,568, respectively, in revenues from its management services agreement with OC-BVI.  In addition to the Company’s loan to, and equity investment in, OC-BVI of approximately $6.9 million as of June 30, 2011 and $7.8 million as of December 31, 2010, the Company’s recorded value of the OC-BVI management services agreement, which is reflected as an intangible asset on the Company’s condensed consolidated balance sheet, was approximately $642,000 and $714,000 as of June 30, 2011 and December 31, 2010, respectively.

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

In correspondence between the parties from late 1998 through early 2000, the Ministry indicated that the BVI government was prepared to exercise the option to purchase the plant but would be amenable to negotiating a new water supply agreement, and that it considered the 1990 Agreement to be in force on a monthly basis until negotiations between the BVI government and OC-BVI were concluded. Occasional discussions were held between the parties since 2000 without resolution of the matter. OC-BVI continued to supply water to the Ministry and  expended approximately $4.7 million to significantly expand the production capacity of the plant beyond that contemplated in the 1990 Agreement.

Early in 2007, the Ministry unilaterally took the position that until such time as a new agreement was reached on the ownership of the plant and the price for the water produced by the plant, the Ministry would only pay that amount of OC-BVI’s billings that the Ministry purported constituted OC-BVI’s costs of producing the water. OC-BVI responded to the Ministry that the amount the Ministry proposed to pay was significantly less than OC-BVI’s production costs. Payments made by the Ministry to OC-BVI since the Ministry’s assumption of this reduced price were sporadic.  On November 15, 2007, OC-BVI issued a demand letter to the BVI government for approximately $6.2 million representing amounts that OC-BVI claimed were due by the BVI government for water sold and delivered plus interest and legal fees. In response to OC-BVI’s demand for payment, the BVI government issued a letter dated November 19, 2007 that reasserted its claim that ownership of the Baughers Bay plant had passed to the BVI government and rejected OC-BVI’s claim for payment.  On November 22, 2007, OC-BVI’s management was informed that the BVI government had filed a lawsuit with the Eastern Caribbean Supreme Court (the “Court”) seeking ownership of the Baughers Bay plant.  OC-BVI counterclaimed that it was entitled to continued possession and operation of the Baughers Bay plant until the BVI government paid OC-BVI approximately $4.7 million, which it believed represented the value of the Baughers Bay plant at its expanded production capacity. OC-BVI took the legal position that since the BVI government never paid the $1.42 million to purchase the Baughers Bay plant, the 1990 Agreement terminated on May 31, 1999, which was eight months after the date that the Ministry provided written notice of its intention to purchase the plant.

On July 4, 2008, OC-BVI filed a claim with the Court, and on April 22, 2009 amended and increased this claim, seeking payment for water sold and delivered to the BVI government through May 31, 2009 at the contract prices in effect before the BVI government asserted its purported right of ownership of the plant.

The Court held a three-day trial in July 2009 to address both the Baughers Bay ownership issue and OC-BVI’s claim for payment of amounts owed for water sold and delivered to the BVI government.  On September 17, 2009, the Court issued a preliminary ruling with respect to the litigation between the BVI government and OC-BVI.  The Court determined that the BVI government was entitled to immediate possession of the Baughers Bay plant and dismissed OC-BVI’s claim for compensation of approximately $4.7 million for the expenditures made to expand the production capacity of the plant.  As a result of this determination by the Court, OC-BVI recorded an impairment loss of approximately $2.1 million during the three months ended September 30, 2009 for fixed assets associated with the Baughers Bay plant.  However, the Court determined that OC-BVI was entitled to full payment of water invoices issued up to December 20, 2007, which had been calculated under the terms of the original 1990 Agreement, and ordered the BVI government to make an immediate interim payment of $5.0 million to OC-BVI for amounts owed to OC-BVI.  The Court deferred deciding the entire dispute between the parties until it could conduct a hearing to determine the reasonable rate for water produced by OC-BVI for the period subsequent to December 20, 2007.

On October 28, 2009, the Court ordered the BVI government to pay OC-BVI at the rate of $13.91 per thousand imperial gallons for water produced by OC-BVI subsequent to December 20, 2007, which amounted to a total recovery for OC-BVI of $10.4 million. The BVI government made a payment of $2 million to OC-BVI under the Court order during the fourth quarter of 2009, a second payment of $2 million under the Court order during July 2010 and a third payment under the Court order of $1 million in February 2011.

On October 28, 2009, OC-BVI filed an appeal with the Eastern Caribbean Court of Appeals (the “Appellate Court”) asking the Appellate Court to review the September 17, 2009 ruling by the Eastern Caribbean Supreme Court as it relates to OC-BVI’s claim for compensation for expenditures made to expand the production capacity of the Baughers Bay plant.

On October 29, 2009, the BVI government filed an appeal with the Appellate Court seeking the Appellate Court’s review of the September 17, 2009 ruling of the Court that the BVI government pay OC-BVI the reasonable rate for water produced by OC-BVI for the period subsequent to December 20, 2007.  The BVI government is requesting a ruling from the Appellate Court that the BVI government should only pay OC-BVI the actual cost of water produced at the plant.  In March 2011, the BVI government filed an application with the Appellate Court for a stay of execution of the judgments of the Court in order to defer any further payments of amounts under the Court order until such time as the Appellate Court rules on the appeal.  The Appellate Court has not yet communicated the date it will issue a ruling on the appeal.

Under US GAAP revenue is generally realized or realizable and earned when all of the following criteria are met:

•	persuasive evidence of an arrangement exists;
•	delivery has occurred or services have been rendered;
•	the seller’s price to the buyer is fixed and determinable; and
•	collectability is reasonably assured.

Effective January 1, 2008, OC-BVI changed its policy for the recording of its revenues from the Baughers Bay plant from the accrual to the equivalent of the cash method due to an inability to meet all of the above revenue recognition criteria.  As a result of this adjustment to OC-BVI’s revenues, the Company recorded losses from its equity in OC-BVI’s results of operations for all fiscal quarters of 2008 and for the first three quarters of 2009.    Any cash payments made by the BVI government on Baughers Bay related invoices were applied by OC-BVI to the remaining balance of outstanding accounts receivable that arose from billings for periods prior to and including December 2007 and thus were not recognized as revenues.  Sufficient payments had been received from the BVI government as of September 30, 2009 to repay the remaining accounts receivable balances relating to period prior to December 31, 2007.  OC-BVI continues to apply the equivalent of the cash method with respect to the recognition of revenues from Baughers Bay.  Consequently, OC-BVI does not recognize as revenues any amounts to be paid to OC-BVI as a result of the Court ruling until such amounts are paid by the BVI government. Through December 31, 2010 the BVI government had made $4 million in payments on the Court order to OC-BVI and during February 2011 the BVI government paid OC-BVI an additional $1 million on the Court order.

In February 2010, the BVI government announced that it had signed a 16-year contract with another company for the construction and operation of a water plant that will provide potable water to the greater Tortola area and (the Company believes) will replace the current production of the Baughers Bay plant. In March 2010, OC-BVI vacated the Baughers Bay plant and the BVI government assumed direct responsibility for the plant’s operations.

The Company accounts for its investment in OC-BVI in accordance with the equity method of accounting for investments in common stock. This method requires recognition of a loss on an equity investment that is other than temporary, and indicates that a current fair value of an equity investment that is less than its carrying amount may indicate a loss in the value of the investment. To test for possible impairment of its investment in OC-BVI, the Company estimates its fair value as of the end of each fiscal quarter. In making this estimate, the Company calculates the expected cash flows from our investment in OC-BVI by (i) identifying various possible outcomes of the Baughers Bay litigation; (ii) estimating the cash flows associated with each possible Baughers Bay outcome and from the Bar Bay plant, and (iii) assigning a probability to each Baughers Bay outcome and associated cash flows based upon discussions held to date by OC-BVI’s management with the BVI government and OC-BVI’s legal counsel. The resulting probability-weighted sum represents the expected cash flows, and the Company’s best estimate of future cash flows, to be derived from its investment in OC-BVI. After considering the September and October 2009 rulings of the Court, the Company determined that the carrying value of its investment in OC-BVI exceeded the estimated fair value for its investment in OC-BVI by approximately $160,000 as of September 30, 2009 and therefore recognized an impairment loss of this amount on this investment during the three months ended September 30, 2009. As a result of the decision by the BVI government to enter into the agreement with another company to build a new plant to serve Tortola, the Company concluded that it was unlikely that OC-BVI would derive any significant future revenues from a possible new operating contract for the Baughers Bay plant. Consequently, the Company determined that an additional impairment loss of $(4,500,000) was required (and was recorded) during the fourth quarter of 2009 to reduce its investment in OC-BVI to its estimated fair value.

Based upon the estimated fair value determined as of December 31, 2010 and the developments since that date to the date of this filing, the Company concluded that no impairment loss was required to be recognized on its investment in OC-BVI during the year ended December 31, 2010 or the six months ended June 30, 2011.  These conclusions assume that the BVI government will fulfill its obligations under the Bar Bay Agreement and that OC-BVI will collect all of the $10.4 million awarded by the Court (of which only $5 million has been received to date).   The Appellate Court could ultimately overturn the ruling of the Court, which currently requires the BVI government to pay OC-BVI at the rate of $13.91 per thousand imperial gallons for water previously supplied, the Appellate Court could reduce the amount awarded to OC-BVI under the Court order, or the BVI government could fail to honor the terms of its agreement for water supplied by OC-BVI’s other plant located at Bar Bay, Tortola.  If any of these events occur the actual cash flows from OC-BVI would vary materially from the expected cash flows the Company used in determining OC-BVI’s fair value as of June 30, 2011 and the Company would be required to record an additional impairment loss to reduce the carrying value of its investment in OC-BVI.  Such impairment loss would reduce the Company’s earnings and could have a material adverse impact on its results of operations and financial condition.

8. Other affiliates

Consolidated Water (Bermuda) Limited

In June 2006, the Company formed a Bermuda-based affiliate, Consolidated Water (Bermuda) Limited (“CW-Bermuda”) with two other shareholders. The Company owns 40% of the equity interest and voting rights of CW-Bermuda. In January 2007, CW-Bermuda entered into a design, build, sale and operating agreement with the Government of Bermuda for a desalination plant to be built in two phases at Tynes Bay along the northern coast of Bermuda. Under the agreement, CW-Bermuda constructed the plant and managed its operations from the second quarter of 2009 through the termination of the agreement on June 30, 2011.

Because (i) the equity investment in CW-Bermuda was not sufficient to permit it to finance its activities without the loan from the Company; (ii) the other investors in CW-Bermuda have no obligation to absorb any significant amount of its losses should losses arise; and (iii) the Company expected and received economic benefits from CW-Bermuda that are significantly greater than the Company’s voting rights of 40%, CW-Bermuda constitutes a variable interest entity (“VIE”). The Company is the primary beneficiary of CW-Bermuda and accordingly, consolidates the results of CW-Bermuda in its financial statements. The assets and liabilities of CW-Bermuda included in the Company’s condensed consolidated balance sheet amounted to approximately $1,427,000 and $90,000 respectively, as of June 30, 2011. The Company has not provided any guarantees related to CW-Bermuda and any creditors of the VIE do not have recourse to the general credit of Consolidated Water Co. Ltd. as a result of including CW-Bermuda in the consolidated financial statements. The results of CW-Bermuda are reflected in the Company’s services segment. The Company generated revenues and gross profits from its Bermuda affiliate of $650,551 and $436,507, respectively, for the six months ended June 30, 2011 and $703,792 and $352,211, respectively, for the six months ended June 30, 2010.   As a result of the termination of the agreement with the Bermuda government, the Company does not expect to receive any future fees or revenues from CW-Bermuda.

NSC Agua

In May 2010, the Company acquired, through a wholly-owned Netherlands subsidiary, Consolidated Water Cooperatief, U.A., a 50% interest in N.S.C. Agua, S.A. de C.V. (“NSC”), a Mexican company.  NSC has been formed to pursue a project encompassing the construction, ownership and operation of a 100 million gallon per day seawater reverse osmosis desalination plant to be located in northern Baja California, Mexico and an accompanying pipeline to deliver water to the U.S. border.   The Company and its partners in NSC believe such a project can be successful due to what the Company anticipates will be a growing need for a new potable water supply for the areas of northern Baja California, Mexico and Southern California, United States. To complete this project, NSC has engaged an engineering group with extensive regional experience and has partnered with Doosan Heavy Industries and Construction, a global leader in the engineering, procurement and construction of large seawater desalination plants.  Once completed, a Company subsidiary would operate the plant while retaining a minority position in its ownership.  NSC is in the development stage and is presently seeking contracts for the purchase of electric power and feed water sources for the plant’s proposed operations.  NSC has obtained purchase contracts for sufficient land on which to build the plant.  This land is presently registered as communal property under the Mexican agrarian land regime, and the sellers are in the process of transferring title for the land to private ownership.  Under Mexican law, certain municipal and state agencies have the right of first refusal for a specific period of time to purchase the land from the present owners. In addition to obtaining these contracts, NSC will be required to complete various other steps before it can commence construction of the plant and pipeline including, but not limited to, obtaining approvals and permits from various governmental agencies in Mexico and the United States, securing contracts with its proposed customers to sell water in sufficient quantities and at prices that make the project financially viable, and obtaining equity and debt financing for the project. NSC’s potential customers will also be required to obtain various governmental permits and approvals in order to purchase water from NSC.

For its 50% interest in NSC, the Company agreed to provide initial funding of up to $4 million in the form of equity for NSC’s development activities.  Because the Company exercises effective financial control over NSC and its partners in NSC do not participate in funding the first $4 million in losses that NSC may incur, the Company consolidates NSC’s results of operations.  Included in the consolidated results of operations for the three and six months ended June 30, 2011 is approximately $700,000 and $1.8 million respectively in general and administrative expenses, consisting of organizational, legal, accounting, engineering, consulting and other costs relating to the project development activities of NSC.  The assets and liabilities of NSC included in the Company’s condensed consolidated balance sheet amounted to approximately $912,000 and $283,000, respectively, as of June 30, 2011.  The Company met its initial $4 million funding commitment as of June 30, 2011.

Based on progress to date, the Company has determined that completing NSC’s development activities will require significantly more funding than has been expended to date.  The Company is presently evaluating whether or not to continue to pursue this project and other funding options for NSC.

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

10. Retail segment contingency

The Company’s subsidiary, Cayman Water, provides water to retail customers on Grand Cayman Island under a license agreement issued to it in July 1990 by the Cayman Islands government that grants Cayman Water the exclusive right to provide water to retail customers within the licensed service area. The service area is comprised of an area on Grand Cayman that includes the Seven Mile Beach and West Bay areas, two of the three most populated areas in the Cayman Islands. For the three months ended June 30, 2011 and 2010, the Company generated approximately 44% and 48%, respectively, of its consolidated revenues and approximately 53% and 56%, respectively, of its consolidated gross profits from the retail water operations conducted pursuant to Cayman Water’s exclusive license.   For the six months ended June 30, 2011 and 2010, the Company generated approximately 45% and 45%, respectively, of its consolidated revenues and approximately 54% and 56%, respectively, of its consolidated gross profits from the retail water operations conducted pursuant to Cayman Water’s exclusive license. If Cayman Water is not in default of any terms of the license, it has a right of first refusal to renew the license on terms that are no less favorable than those that the government offers to any third party.

This license was set to expire on July 10, 2010; however, the Company and the Cayman Islands government have agreed in correspondence to extend the license four times in order to provide sufficient time to negotiate the terms of a new license agreement.  The previous extension of the term of the license expired on July 4, 2011.  However, Cayman Water continued to produce and supply water to the service area specified in the license in accordance with the terms and conditions of the original July 1990 license.  In a letter dated July 19, 2011, the Water Authority-Cayman notified Cayman Water that the license had been extended until January 31, 2012 and that such extension was granted to allow negotiations for a new long-term license agreement to continue without affecting the provision of water production and supply services in Cayman Water’s service area.

On February 14, 2011, the Water Production and Supply Law, 2011 (which replaces the Water (Production and Supply) Law (1996 Revision) under which the Company is licensed) and the Water Authority (Amendment) Law, 2011 (the “New Laws”) were published on terms that they would come into force on such date as may be appointed by Order made by the Governor in Cabinet.  Such Order was subsequently made by Cabinet and the New Laws are now in full force and effect.  Under the New Laws, the Water Authority-Cayman would issue any new license which could include a rate of return on invested capital model described below.

The Company has been informed during its retail license renewal negotiations conducted with representatives of the Cayman Islands government that the Cayman Islands government seeks to restructure the terms of Cayman Water’s license to employ a “rate of return on invested capital model” similar to that governing the sale of water to many U.S. municipalities. The Company has formally objected to the implementation of a “rate of return on invested capital model” on the basis that it believes that such a model would not promote the efficient operation of its Cayman Water water utility and could ultimately increase water rates to its customers. The Company believes such a model, if ultimately implemented, could significantly reduce the operating income and cash flows it has historically generated from its retail license and require the Company to record an impairment loss to reduce or write off the $1.2 million carrying value of its retail segment’s goodwill.  Such impairment loss could be material to the Company’s results of operations.

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

Unless otherwise indicated, references to “we,” “our,” “ours” and “us” refer to Consolidated Water Co. Ltd., its subsidiaries and its consolidated affiliates.

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

Valuation of Equity Investment in Affiliate. We account for our investment in OC-BVI under the equity method of accounting for investments in common stock.  This method requires recognition of a loss on an equity investment that is other than temporary, and indicates that a current fair value of an equity investment that is less than its carrying amount may indicate a loss in the value of the investment. The final resolution of OC-BVI’s on-going dispute with the BVI government relating to the Baughers Bay plant may result in a fair value of our investment in OC-BVI is less than our carrying value for this investment.

As a quoted market price for OC-BVI’s stock is not available, to test for possible impairment of our investment in OC-BVI we estimate its fair value by calculating the expected cash flows from our investment in OC-BVI by (i) identifying various possible outcomes of the Baughers Bay litigation; (ii) estimating the cash flows associated with each possible Baughers Bay outcome and from the Bar Bay plant, and (iii) assigning a probability to each Baughers Bay outcome and associated cash flows based upon discussions held to date by OC-BVI’s management with the BVI government and OC-BVI’s legal counsel. The resulting probability weighted sum represents the expected cash flows, and our best estimate of future cash flows, to be derived from our investment in OC-BVI.

The identification of the possible outcomes for the Baughers Bay dispute, the projections of cash flows for each outcome, and the assignment of relative probabilities to each outcome all represent significant estimates made by us. While we have used our best judgment to identify the possible outcomes and expected cash flows for these outcomes and assign relative probabilities to each outcome, these estimates are by their nature highly subjective and are also subject to material change by our management over time based upon additional information from OC-BVI’s management and legal counsel, and a change in the status of OC-BVI’s litigation with the BVI government. After considering the September and October 2009 rulings of the Eastern Supreme Court of the Caribbean relating to the Baughers Bay dispute, we determined that the carrying value of our investment in OC-BVI exceeded the estimated fair value for our investment in OC-BVI by approximately $160,000 as of September 30, 2009 and therefore recognized an impairment loss of this amount on this investment during the three months ended September 30, 2009.  In February 2010, the BVI government announced that it had signed a 16-year contract with another company for the construction and operation of a water plant that will provide potable water to the greater Tortola area and (we believe) replace the current production of the Baughers Bay plant. As a result of the decision by the BVI government to enter into the agreement with another company, we concluded that it was unlikely that OC-BVI would derive any significant future revenues from a possible new operating contract for the Baughers Bay plant. Consequently, we determined that an additional impairment loss of $(4,500,000) was required (and was recorded) during the fourth quarter of 2009 to reduce our investment in OC-BVI to its estimated fair value.

The remaining carrying value of our investment in OC-BVI as of June 30, 2011 of $6.9 million assumes that the BVI government will ultimately pay OC-BVI the full amount awarded by the Eastern Supreme Court in its 2009 rulings.  The BVI government has appealed these rulings, and the Eastern Caribbean Court of Appeals could ultimately overturn the rulings of the Eastern Supreme Court or require the BVI government to pay OC-BVI an amount lower than the amount awarded by the Eastern Supreme Court.  If either of these occurs, the actual cash flows from OC-BVI would vary materially from the expected cash flows we used in determining OC-BVI’s fair value as of June 30, 2011, and we would be required to record an additional loss to reduce the carrying value of our investment in OC-BVI. Such impairment loss would reduce our earnings and could have a material adverse impact on our results of operations and financial condition.

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

Included in the $3,587,754 goodwill amount reported in our June 30, 2011 condensed consolidated balance sheet is approximately $1.2 million in goodwill relating to our retail segment.  We are presently in negotiations with the Cayman Island government to renew the license that provides us with the exclusive right to provide potable piped water to our retail service area.  If this license is not renewed, or is renewed on terms that are less favorable to us than current terms, we could be required to record an impairment charge to reduce or write off the carrying value of our retail segment goodwill.  Such impairment loss would reduce our earnings and could have a material adverse impact on our results of operations and financial condition.

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

We assume the risk that the costs associated with constructing the plant may be greater than we anticipated in preparing our bid. However, the terms of each of the sales contracts with our customers require us to guarantee the sales price for the plant at the bid amount. Because we base our contracted sales price in part on our estimation of future construction costs, the profitability of our plant sales is dependent on our ability to estimate these costs accurately. The cost estimates we prepare in connection with the construction of plants to be sold to third parties are subject to inherent uncertainties. The cost of materials and construction may increase significantly after we submit our bid for a plant due to factors beyond our control, which could cause the gross profit for a plant to be less than we anticipated when the bid was made. The gross profit we initially expect to generate from a plant sale could be further affected by other factors, such as hydro-geologic conditions at the plant site that differ materially from those we believed existed and relied upon when we submitted our bid.

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

Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010

Consolidated Results

Net income for the three months ended June 30, 2011 increased by $896,587 to $1,929,662 ($0.13 per share) as compared to $1,033,075 ($0.07 per share) for the three months ended June 30, 2010.

Total revenues for the three months ended June 30, 2011 were $14,835,872 as compared to $12,699,485 for the three months ended June 30, 2010, representing an increase of $2,136,387, or approximately 16.8%.  The increase in consolidated revenues is primarily attributable to our bulk segment, which generated approximately $1.6 million more in revenues in the three months ended June 30, 2011 than in the comparable quarter of 2010. Gross profit for the three months ended June 30, 2011 was $5,251,205, or approximately 35% of total revenues, as compared to $4,231,302, or approximately 33% of total revenues, for the three months ended June 30, 2010. For further discussion of revenues and gross profit for 2011 see the “Results by Segment” analysis that follows.

General and administrative (“G&A”) expenses remained relatively consistent on a consolidated basis at $3,180,879 for the three months ended June 30, 2011, as compared to $3,205,528 for the three months ended June 30, 2010.

Interest income increased to $314,292 for the three months ended June 30, 2011, as compared to $302,040 for the three months ended June 30, 2010, due to interest earned on the loan receivable from the Water Authority - Cayman arising from the refurbishment of the Red Gate plant.

We reported equity in the earnings of our investment in OC-BVI of $88,978 and $137,298 for the three months ended June 30, 2011 and 2010, respectively.    See further discussion of OC-BVI at “Liquidity and Capital Resources — Material Commitments, Expenditures and Contingencies — OC-BVI Contract Dispute.”

Results by Segment

Retail Segment:

The retail segment contributed $1,247,036 to our income from operations for the three months ended June 30, 2011, as compared to $1,017,014 for the three months ended June 30, 2010.

Revenues generated by our retail water operations were $6,554,876 and $6,039,827 for the three months ended June 30, 2011 and 2010, respectively.   The increase in our retail revenues from 2010 to 2011 is attributable to (i) the annual first quarter adjustment to our base rates, as our retail segment increased its base rates by approximately 2% due to an upward movement in the consumer price indices used to determine such rate adjustment; and (ii) higher energy prices in 2011 which resulted in energy pass through charges to our retail customers that were approximately $338,000 higher in 2011 than in 2010.

Retail segment gross profit remained relatively consistent between the periods at $3,482,149 (53% of revenues) and $3,386,688 (56% of revenues) for the three months ended June 30, 2011 and 2010, respectively.  The slight decline in gross profit as a percentage of revenues from 2010 to 2011 reflects the increased energy pass through charges for 2011.

Consistent with prior periods, we record all non-direct G&A expenses in our retail business segment and do not allocate any of these non-direct costs to our other two business segments.  Retail G&A expenses for the three months ended June 30, 2011 and 2010 were relatively consistent between the periods at $2,235,113 and $2,369,674, respectively.

Bulk Segment:

The bulk segment contributed $1,154,493 and $873,378 to our income from operations for the three months ended June 30, 2011 and 2010, respectively.

Bulk segment revenues were $7,774,643 and $6,196,278 for the three months ended June 30, 2011 and 2010.  The increase in bulk revenues of approximately $1.6 million from 2010 to 2011 resulted from a 5% increase in the volume of water sold and energy pass-through increases to our revenues due to higher energy prices.

Gross profit for our bulk segment was $1,444,076 and $1,165,210 for the three months ended June 30, 2011 and 2010, respectively.  Gross profit as a percentage of bulk revenues remained consistent at approximately 19% for the three months ended June 30, 2011 and 2010.

Bulk segment G&A expenses remained relatively consistent at $289,583 for the three months ended June 30, 2011 as compared to $291,832 for the three months ended June 30, 2010.

Services Segment:

The services segment incurred a loss from operations of $(331,203) for the three months ended June 30, 2011 while this segment incurred a loss from operations of $(864,618) for the three months ended June 30, 2010.

Revenues from services provided in the three months ended June 30, 2011 were $506,353 as compared to $463,380 in the three months ended June 30, 2010.  Services revenues increased slightly from 2010 due to higher fees earned for management of the Bermuda plant. The management contract for the Bermuda plant expired on June 30, 2011, and we do not expect to generate any further fees or revenues from our Bermuda affiliate.  We generated revenues and gross profits from our Bermuda affiliate of $421,915 and $308,135, respectively, for the three months ended June 30, 2011 and $231,721 and $144,427, respectively, for the three months ended June 30, 2010.

Services segment gross profit for the three months ended June 30, 2011 was $324,980 as compared to a negative gross profit of $(320,596) for the three months ended June 30, 2010. The negative gross profit for 2010 stems from liquidated damages of $260,000 assessed by the Water Authority Cayman during the three months ended June 30, 2010 as a result of our inability (due to various factors, including the failure of a key plant component purchased from a third party) to complete the refurbishment and commissioning of the Red Gate plant by its contract deadline, and construction cost overruns on this plant.  We were required to reduce the cumulative gross profit on the Red Gate plant by approximately $403,000 during the three months ended June 30, 2010, as these liquidated damages and cost overruns represented a significant variance from the construction cost estimates we utilized under the percentage-of-completion method to record our revenues and gross profit on the Red Gate plant construction for previous quarters.

G&A expenses for the services segment were $656,183 and $544,022 for the three months ended June 30, 2011 and 2010, respectively.  The higher G&A expenses for reflects incremental legal, accounting, engineering, consulting and other expenses attributable to the project development activities of our consolidated Mexico affiliate, NSC.

Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010

Consolidated Results

Net income for the six months ended June 30, 2011 was $3,922,672 ($0.27 per share on a fully-diluted basis) as compared to $4,110,011 ($0.28 per share on a fully-diluted basis) for the six months ended June 30, 2010.

Total revenues for the six months ended June 30, 2011 were $28,742,492, up from the $27,376,797 in revenues for the six months ended June 30, 2010, as revenue increases for our bulk segment and, to a lesser extent our retail segment, more than offset a decline in services segment revenues. Gross profit for the six months ended June 30, 2011 was $10,501,761, or 37% of total revenues, as compared to $9,717,552, or 35% of total revenues, for the six months ended June 30, 2010. Gross profit for all three segments improved in 2011 from 2010.  For further discussion of revenues and gross profit for the six months ended June 30, 2011, see the “Results by Segment” analysis that follows.

General and administrative expenses on a consolidated basis were $6,973,294 and $5,687,062 for the six months ended June 30, 2011 and 2010, respectively. This increase in G&A expenses of approximately $1.2 million is almost entirely attributable to the project development activities of our consolidated Mexico affiliate, NSC.

Interest income increased to $661,951 for the six months ended June 30, 2011, as compared to $604,215 for the same period in 2010, due to interest earned on the loan receivable from the Water Authority - Cayman arising from the refurbishment of the Red Gate plant.

We recognized earnings on our investment in OC-BVI for the six months ended June 30, 2011 and 2010 of $632,472 and $366,475, respectively.  See further discussion of OC-BVI at “Liquidity and Capital Resources — Material Commitments, Contingencies and Expenditures — OC-BVI Contract Dispute.”

Results by Segment

Retail Segment:

The retail segment contributed $2,492,257 to our income from operations for the six months ended June 30, 2011, as compared to $2,385,150 for the six months ended June 30, 2010.

Revenues generated by our retail water operations were $12,928,391 and $12,425,233 for the six months ended June 30, 2011 and 2010, respectively.  The volume of gallons sold by the retail segment decreased by approximately 8% from 2010 to 2011 due to water sales made in the first quarter of 2010 at bulk water rates to the WAC to replace water previously supplied by the Red Gate plant while such plant was under refurbishment.   Excluding this water sold to the WAC, the volume of gallons sold by the retail segment increased by approximately 3% from 2010 to 2011. The increase in retail revenues from 2010 to 2011 is due to (i) the annual first quarter adjustment to our base rates, as our retail segment increased its base rates by approximately 2% due to an upward movement in the consumer price indices used to determine such rate adjustment; and (ii) higher energy prices in 2011 which resulted in energy pass through charges to our retail customers that were approximately $359,000 higher in 2011 than in 2010.

Retail segment gross profit was $6,974,790 (54% of revenues) and $6,918,509 (56% of revenues) for the six months ended June 30, 2011 and 2010, respectively.  The slight decline in gross profit as a percentage of revenues from 2010 to 2011 reflects the increased energy pass through charges for 2011.

Consistent with prior periods, we record all non-direct G&A expenses in our retail business segment and do not allocate any of these non-direct costs to our other two business segments.  Retail G&A expenses for the six months ended June 30, 2011 and 2010 were relatively consistent at $4,482,533 and $4,533,359, respectively.

Bulk Segment:

The bulk segment contributed $2,335,853 and $1,946,290 to our income from operations for the six months ended June 30, 2011 and 2010, respectively.

Bulk segment revenues were $14,941,480 and $12,454,220 for the six months ended June 30, 2011 and 2010, respectively.  The increase in bulk revenues of approximately $2.5 million from 2010 to 2011 resulted from a 5% increase in the volume of water sold and energy pass-through increases to our rates due to higher energy prices.

Gross profit for our bulk segment was $3,008,546 and $2,525,790 for the six months ended June 30, 2011 and 2010, respectively.  Gross profit as a percentage of bulk revenues remained consistent at approximately 20% for the six months ended June 30, 2011 and 2010.

Bulk segment G&A expenses were $672,693 and $579,500 for the six months ended June 30, 2011 and 2010, respectively.  The increase is primarily due to approximately $86,000 in additional taxes paid by our Belize operations during the first quarter of 2011.

Services Segment:

The services segment incurred a loss from operations of $(1,299,643) for the six months ended June 30, 2011.  The services segment incurred a loss from operations of $(300,950) for the same period in 2010.

Services segment revenues were $872,621 and $2,497,344 for the six months ended June 30, 2011 and 2010, respectively.  Services revenues decreased from 2010 to 2011 due to substantially lower plant sales revenues, which declined by approximately $1.6 million due to a lack of plant construction activity in 2011.

Gross profit for our services segment was $518,425 and $273,253 for the six months ended June 30, 2011 and 2010, respectively.  The lower gross profit for 2010 stems from the decreased plant construction revenues and from liquidated damages of $260,000 assessed by the Water Authority Cayman during the three months ended June 30, 2010 as a result of our inability (due to various factors including the failure of a key plant component purchased from a third party) to complete the refurbishment and commissioning of the Red Gate plant by its contract deadline, and construction cost overruns on this plant.  We were required to reduce the cumulative gross profit on the Red Gate plant by approximately $403,000 during the three months ended June 30, 2010, as these liquidated damages and cost overruns represented a significant variance from the construction cost estimates we utilized under the percentage-of-completion method to record our revenues and gross profit on the Red Gate plant construction for previous quarters.

G&A expenses for the services segment were $1,818,068 and $574,203 for the six months ended June 30, 2011 and 2010, respectively. The increase in G&A expenses is attributable to the project development activities of our newly formed consolidated Mexico affiliate, NSC.

Our management contract for the Bermuda plant expired on June 30, 2011, and we do not expect to generate any further fees or revenues from this plant.  We generated revenues and gross profits from our Bermuda affiliate of $650,551 and $436,507, respectively, for the six months ended June 30, 2011 and $703,792 and $352,211, respectively, for the six months ended June 30, 2010.

LIQUIDITY AND CAPITAL RESOURCES

Overview

Our sources of cash are (i) revenues generated from our retail license, plant operating contracts and management agreements; (ii)  borrowings under term loans, credit facilities and debt securities; and (iii) sales of equity securities.

Our cash flows from operations are affected by tourism, rainfall patterns, weather conditions (such as hurricanes), changes in our customer base, the timing and level of rate increases, overall economic conditions and other factors and the timing of the collection of the receivables from our customers.

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

Our operating activities generated net cash of approximately $28.4 million over our last three fiscal years and an additional $7.9 million in net cash for the six months ending June 30, 2011.  As of June 30, 2011, we had cash balances totaling approximately $50.8 million and working capital of approximately $60.9 million.  We believe our cash on hand and cash to be generated from operations will be sufficient to meet our liquidity requirements for the next 12 months, which include approximately $2.7 million in principal and interest payments on debt and quarterly dividends, if declared by our Board of Directors.  We are seeking approximately $10 million in new financing for the planned expansion of our Blue Hills plant in the Bahamas and believe we have a sufficient credit standing and adequate funding sources to obtain this new financing.

We are not presently aware of anything that would lead us to believe that we will not have sufficient liquidity to meet our needs for 2011.

Cash Flows for the Six Months Ended June 30, 2011

Our cash and cash equivalents increased from approximately $46.1 million as of December 31, 2010 to approximately $50.8 million as of June 30, 2011.

Cash Flows from Operating Activities

Operating activities provided net cash for the six months ended June 30, 2011 of approximately $7.9 million.  This cash provided reflects net income generated for the period as adjusted for various items included in the determination of net income that do not affect cash flows during the year and changes in the other components of working capital.

Cash Flows from Investing Activities

Our investing activities used approximately $224,000 in net cash during the six months ended June 30, 2011.  Approximately $2.4 million was used for construction in progress and property, plant and equipment additions and we collected approximately $854,000 on our loans receivable.  We also received loan principal repayments and dividends from OC-BVI aggregating $1.3 million.

Cash Flows from Financing Activities

Our financing activities used approximately $2.9 million in net cash during the six months ended June 30, 2011, which included $755,000 in scheduled debt repayments and dividends of approximately $2.2 million.

Borrowings Outstanding

As of June 30, 2011, we had total borrowings outstanding of $17,608,317, all of which consisted of bonds payable.

5.95% Secured Bonds

In August 2006, we issued $15,771,997 principal amount secured fixed rate bonds in a private offering and received net proceeds (excluding issuance costs and after the offering discount) of $14,445,720.  These bonds bear interest at a rate of 5.95%, are repayable in quarterly principal and interest installments of $526,010, and mature in 2016. We have the right to redeem the bonds in full at any time after August 4, 2009 at a premium of 1.5% of the outstanding principal and accrued interest on the bonds on the date of redemption. As of June 30, 2011, $9,427,784 in principal was outstanding on these secured bonds. Our obligations under the bonds are secured by fixed and floating charges (i) on all of our assets, including an equitable charge of all of the shares of Cayman Water, and (ii) on all of Cayman Water’s assets including its real estate. Cayman Water has also guaranteed our payment obligations under the bonds.

The trust deed for these bonds restricts our ability to enter into new borrowing agreements or any new guarantees without prior approval of the bond trustee and limits our capital expenditures, with the exception of capital expenditures to be incurred on certain defined projects, to $2,000,000 annually without prior approval by the trustee.  We believe we will be able to obtain the approval required from the bond trustee for the $10 million in financing we are seeking for the expansion of our CW-Bahamas Blue Hills plant. The trust deed also contains financial covenants that require us to maintain a debt service coverage ratio of not less than 1.25 to 1, a ratio of long term debt to EBITDA (i.e. earnings before interest, taxes, depreciation and amortization) for the 12 months preceding the ratio calculation date not greater than 2.5 to 1 and a ratio of long term debt to equity equal to or less than 1.5 to 1. As of June 30, 2011, we were in compliance with the covenants under the trust deed.

CW-Bahamas Series A Bonds

In July 2005, CW-Bahamas sold B$10,000,000 Series A bonds to Bahamian citizens and permanent resident investors in The Bahamas to finance a portion of the construction cost of its Blue Hills plant. These bonds mature on June 30, 2015 and accrue interest at the annual fixed rate of 7.5%. Interest is payable quarterly. CW-Bahamas may redeem the bonds in whole or in part without penalty. We have guaranteed CW-Bahamas repayment obligations upon an “event of default” as defined in the guarantee agreement. If we pay any amounts pursuant to the guarantee, we will be subrogated to all rights of the bondholders in respect of any such payments. The guarantee is a general unsecured obligation junior to our other secured obligations. We elected to redeem $1.5 million of these bonds in September 2010.  As of June 30, 2011, B$8,500,000 of the Series A bonds was outstanding.

CW-Bahamas Credit Facility

CW-Bahamas has a credit facility with Scotiabank (Bahamas) that consists of a B$500,000 revolving working capital loan. The obligations under the credit facility are secured by the assets of CW-Bahamas. Borrowings under the working capital loan accrue interest at the Nassau Prime rate plus 1.50% per annum. As of June 30, 2011, no amounts were outstanding under this facility.

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

Early in 2007, the Ministry unilaterally took the position that until such time as a new agreement was reached on the ownership of the plant and the price for the water produced by the plant, the Ministry would only pay that amount of OC-BVI’s billings that the Ministry purported constituted OC-BVI’s costs of producing the water. OC-BVI responded to the Ministry that the amount the Ministry proposed to pay was significantly less than OC-BVI’s production costs. Payments made by the Ministry to OC-BVI since the Ministry’s assumption of this reduced price were sporadic.  On November 15, 2007, OC-BVI issued a demand letter to the BVI government for approximately $6.2 million representing amounts that OC-BVI claimed were due by the BVI government for water sold and delivered plus interest and legal fees. In response to OC-BVI’s demand for payment, the BVI government issued a letter dated November 19, 2007 that reasserted its claim that ownership of the Baughers Bay plant had passed to the BVI government and rejected OC-BVI’s claim for payment.  On November 22, 2007, OC-BVI’s management was informed that the BVI government had filed a lawsuit with the Eastern Caribbean Supreme Court (the “Court”) seeking ownership of the Baughers Bay plant.  OC-BVI counterclaimed that it was entitled to continued possession and operation of the Baughers Bay plant until the BVI government paid OC-BVI approximately $4.7 million, which it believed represented the value of the Baughers Bay plant at its expanded production capacity. OC-BVI took the legal position that since the BVI government never paid the $1.42 million to purchase the Baughers Bay plant, the 1990 Agreement terminated on May 31, 1999, which was eight months after the date that the Ministry provided written notice of its intention to purchase the plant.

On July 4, 2008, OC-BVI filed a claim with the Court, and on April 22, 2009 amended and increased this claim, seeking payment for water sold and delivered to the BVI government through May 31, 2009 at the contract prices in effect before the BVI government asserted its purported right of ownership of the plant.

The Court held a three-day trial in July 2009 to address both the Baughers Bay ownership issue and OC-BVI’s claim for payment of amounts owed for water sold and delivered to the BVI government.  On September 17, 2009, the Court issued a preliminary ruling with respect to the litigation between the BVI government and OC-BVI.  The Court determined that the BVI government was entitled to immediate possession of the Baughers Bay plant and dismissed OC-BVI’s claim for compensation of approximately $4.7 million for the expenditures made to expand the production capacity of the plant.  As a result of this determination by the Court, OC-BVI recorded an impairment loss of approximately $2.1 million during the three months ended September 30, 2009 for fixed assets associated with the Baughers Bay plant.  However, the Court determined that OC-BVI was entitled to full payment of water invoices issued up to December 20, 2007, which had been calculated under the terms of the original 1990 Agreement, and ordered the BVI government to make an immediate interim payment of $5.0 million to OC-BVI for amounts owed to OC-BVI.  The Court deferred deciding the entire dispute between the parties until it could conduct a hearing to determine the reasonable rate for water produced by OC-BVI for the period subsequent to December 20, 2007.

On October 28, 2009, the Court ordered the BVI government to pay OC-BVI at the rate of $13.91 per thousand imperial gallons for water produced by OC-BVI for the period subsequent to December 20, 2007, which amounted to a total recovery for OC-BVI of $10.4 million. The BVI government made a payment of $2 million to OC-BVI under the Court order during the fourth quarter of 2009, a second payment of $2 million under the Court order during July 2010 and a third payment under the Court order of $1 million in February 2011.

On October 28, 2009, OC-BVI filed an appeal with the Eastern Caribbean Court of Appeals (the “Appellate Court”) asking the Appellate Court to review the September 17, 2009 ruling by the Eastern Caribbean Supreme Court as it relates to OC-BVI’s claim for compensation for expenditures made to expand the production capacity of the Baughers Bay plant.

On October 29, 2009, the BVI government filed an appeal with the Appellate Court seeking the Appellate Court’s review of the September 17, 2009 ruling of the Court that the BVI government pay OC-BVI the reasonable rate for water produced by OC-BVI for the period subsequent to December 20, 2007.  The BVI government is requesting a ruling from the Appellate Court that the BVI government should only pay OC-BVI the actual cost of water produced at the plant.  In March 2011, the BVI government filed an application with the Appellate Court for a stay of execution of the judgments of the Court in order to defer any further payments of amounts under the Court order until such time as the Appellate Court rules on the appeal. The Appellate Court has not yet communicated the date it will issue a ruling on the appeal.

Under U.S. generally accepted accounting principles, revenue is generally realized or realizable and earned when all of the following criteria are met:

•	persuasive evidence of an arrangement exists;
•	delivery has occurred or services have been rendered;
•	the seller’s price to the buyer is fixed and determinable; and
•	collectability is reasonably assured.

Effective January 1, 2008, OC-BVI changed its policy for the recording of its revenues from the Baughers Bay plant from the accrual to the equivalent of the cash method due to an inability to meet all of the above revenue recognition criteria. As a result of this adjustment to OC-BVI’s revenues, we recorded losses from our equity in OC-BVI’s results of operations for all fiscal quarters of 2008 and for the first three quarters of 2009.  Any cash payments made by the BVI government on Baughers Bay related invoices were applied by OC-BVI to the remaining balance of outstanding accounts receivable that arose from billings for periods prior to and including December 2007 and thus were not recognized as revenues. Sufficient payments were received from the BVI government during the three months ended September 30, 2009 to repay the remaining accounts receivable balances relating to period prior to December 31, 2007. OC-BVI continues to apply the equivalent of the cash method with respect to the recognition of revenues from Baughers Bay. Consequently, OC-BVI does not recognize as revenues any amounts to be paid to OC-BVI as a result of the Court ruling until such amounts are paid by the BVI government. Through December 31, 2010 the BVI government had made $4 million in payments on the Court order to OC-BVI and during February 2011 the BVI government paid OC-BVI another $1 million on the Court order.

In February 2010, the BVI government announced that it had signed a 16-year contract with another company for the construction and operation of a water plant that will provide potable water to the greater Tortola area and (we believe) will replace the current production of the Baughers Bay plant. In March 2010, OC-BVI vacated the Baughers Bay plant and the BVI government assumed direct responsibility for the plant’s operations.

We account for our investment in OC-BVI in accordance with the equity method of accounting for investments in common stock. This method requires recognition of a loss on an equity investment that is other than temporary, and indicates that a current fair value of an equity investment that is less than its carrying amount may indicate a loss in the value of the investment. To test for possible impairment of our investment in OC-BVI, we estimate its fair value as of the end of each fiscal quarter. In making this estimate, we calculate the expected cash flows from our investment in OC-BVI by (i) identifying various possible outcomes of the Baughers Bay litigation; (ii) estimating the cash flows associated with each possible Baughers Bay outcome and from the Bar Bay plant, and (iii) assigning a probability to each Baughers Bay outcome and associated cash flows based upon discussions held to date by OC-BVI’s management with the BVI government and OC-BVI’s legal counsel. The resulting probability-weighted sum represents the expected cash flows, and our best estimate of future cash flows, to be derived from our investment in OC-BVI. After considering the September and October 2009 rulings of the Court, we determined that the carrying value of our investment in OC-BVI exceeded the estimated fair value for our investment in OC-BVI by approximately $160,000 as of September 30, 2009 and therefore recognized an impairment loss of this amount on this investment during the three months ended September 30, 2009. As a result of the decision by the BVI government to enter into the agreement with another company to build a new plant to serve Tortola, we concluded that it was unlikely that OC-BVI would derive any significant future revenues from a possible new operating contract for the Baughers Bay plant. Consequently, we determined that an additional impairment loss of $(4,500,000) was required (and was recorded) during the fourth quarter of 2009 to reduce our investment in OC-BVI to its estimated fair value.

Based upon the estimated fair value determined as of December 31, 2010 and the developments since that date to the date of this filing, we concluded that no impairment loss was required to be recognized on our investment in OC-BVI during the year ended December 31, 2010 or the six months ended June 30, 2011.  These conclusions assume that the BVI government will fulfill its obligations under the Bar Bay Agreement and that OC-BVI will collect all of the $10.4 million awarded by the Court (of which only $5 million has been received to date).   The Appellate Court could ultimately overturn the ruling of the Court, which currently requires the BVI government to pay OC-BVI at the rate of $13.91 per thousand imperial gallons for water previously supplied, the Appellate Court could reduce the amount awarded to OC-BVI under the Court order, or the BVI government could fail to honor the terms of its agreement for water supplied by OC-BVI’s other plant located at Bar Bay, Tortola.  If any of these events occur the actual cash flows from OC-BVI would vary materially from the expected cash flows we used in determining OC-BVI’s fair value as of June 30, 2011 and we would be required to record an additional impairment loss to reduce the carrying value of our investment in OC-BVI.  Such impairment loss would reduce our earnings and could have a material adverse impact on our results of operations and financial condition.

Renewal of Retail License

We provide water to retail customers on Grand Cayman Island under a license agreement issued to us in July 1990 by the Cayman Islands government that grants us the exclusive right to provide water to retail customers within our licensed service area. Our service area is comprised of an area on Grand Cayman that includes the Seven Mile Beach and West Bay areas, two of the three most populated areas in the Cayman Islands. For the three months ended June 30, 2011 and 2010, we generated approximately 44% and 48%, respectively, of our consolidated revenues and approximately 53% and 56%, respectively, of our consolidated gross profits from the retail water operations conducted pursuant to our exclusive license.   For the six months ended June 30, 2011 and 2010, the Company generated approximately 45% and 45%, respectively, of its consolidated revenues and approximately 54% and 56%, respectively, of its consolidated gross profits from the retail water operations conducted pursuant to Cayman Water’s exclusive license. If we are not in default of any terms of the license, we have a right of first refusal to renew the license on terms that are no less favorable than those that the government offers to any third party.

This license was set to expire on July 10, 2010; however, the Company and the Cayman Islands government have agreed in correspondence to extend the license four times in order to provide sufficient time to negotiate the terms of a new license agreement.  The previous extension of the term of the license expired on July 4, 2011.  However, Cayman Water continued to produce and supply water to the service area specified in the license in accordance with the terms and conditions of the original July 1990 license.  In a letter dated July 19, 2011, the Water Authority-Cayman notified Cayman Water that the license had been extended until January 31, 2012 and that such extension was granted to allow negotiations for a new long-term license agreement to continue without affecting the provision of water production and supply services in Cayman Water’s service area.

On February 14, 2011, the Water Production and Supply Law, 2011 (which replaces the Water (Production and Supply) Law (1996 Revision) under which the Company is licensed) and the Water Authority (Amendment) Law, 2011 (the “New Laws”) were published on terms that they would come into force on such date as may be appointed by Order made by the Governor in Cabinet.  Such Order was subsequently made by Cabinet and the New Laws are now in full force and effect.  Under the New Laws, the Water Authority-Cayman would issue any new license which could include a rate of return on invested capital model described below.

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

Mexico Affiliate

In May 2010, we acquired, through our wholly-owned Netherlands subsidiary, Consolidated Water Cooperatief, U.A., a 50% interest in N.S.C. Agua, S.A. de C.V. (“NSC”), a Mexican company.  NSC has been formed to pursue a project encompassing the construction, ownership and operation of a 100 million gallon per day seawater reverse osmosis desalination plant to be located in northern Baja California, Mexico and an accompanying pipeline to deliver water to the U.S. border.   We and our partners in NSC believe such a project can  be successful due to what we anticipate will be a growing need for a new potable water supply for the areas of northern Baja California, Mexico and Southern California, United States.  To complete this project, we have engaged an engineering group with extensive regional experience and have partnered with Doosan Heavy Industries and Construction, a global leader in the engineering, procurement and construction of large seawater desalination plants.  Once completed, we would operate the plant while retaining a minority position in its ownership.  NSC is in the development stage and is presently seeking contracts for the purchase of electric power and feed water sources for the plant’s proposed operations.  NSC has obtained purchase contracts for sufficient land on which to build the plant.  This land is presently registered as communal property under the Mexican agrarian land regime, and the sellers are in the process of transferring title for the land to private ownership.  Under Mexican law, certain municipal and state agencies have the right of first refusal for a specific period of time to purchase the land from the present owners.  In addition to obtaining these contracts, NSC will be required to complete various other steps before it can commence construction of the plant and pipeline including, but not limited to, obtaining approvals and permits from various governmental agencies in Mexico and the United States, securing contracts with its proposed customers to sell water in sufficient quantities and at prices that make the project financially viable, and obtaining equity and debt financing for the project. NSC’s potential customers will also be required to obtain various governmental permits and approvals in order to purchase water from NSC.

For our 50% interest in NSC, we have agreed to provide initial funding of $4 million in the form of equity for NSC’s development activities.  Because we exercise effective financial control over NSC and our partners in NSC do not participate in funding the first $4 million in losses that NSC may incur, we consolidate NSC’s results of operations.  Included in our consolidated results of operations for the three and six months ended June 30, 2011 is approximately $700,000 and $1.8 million in general and administrative expenses, consisting of organizational, legal, accounting, engineering, consulting and other costs relating to the project development activities of NSC.    We met our initial funding commitment of $4 million as of June 30, 2011.

Based on progress to date, we have determined that completing NSC’s development activities will require significantly more funding than has been expended to date.  We are presently evaluating whether or not to continue to pursue this project and other funding options for NSC.

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

CW-Belize

By Statutory Instrument No. 81 of 2009, the Minister of Public Utilities of the government of Belize published an order, the Public Utility Provider Class Declaration Order, 2009 (the “Order”), which as of May 1, 2009 designated CW-Belize as public utility provider under the laws of Belize.  With this designation, the Public Utilities Commission of Belize (the “PUC”) has the authority to set the rates charged by CW-Belize and to otherwise regulate its activities.  On November 1, 2010, CW-Belize received a formal complaint from the PUC alleging that CW-Belize was operating without a license under the terms of the Water Industry Act.  CW-Belize applied for this license in December 2010.  On July 29, 2011 the PUC issued the San Pedro Public Water Supply Quality and Security Complaint Order (the “Second Order”) which among other things requires that (i) CW-Belize and its customer jointly make a submission to the responsible Minister requesting that the area surrounding CW-Belize’s seawater abstraction wells be designated a forest reserve or national park and be designated a Controlled Area under section 58 of the Water Industry Act, (ii) CW-Belize submit an operations manual for CW-Belize’s desalination plant to the PUC for approval, (iii) CW-Belize and its customer modify the water supply agreement between the parties to (a) include new water quality parameters included in the Order and (b) cap the current exclusive water supply arrangement in the agreement at maximum of 450,000 gallons per day, (iii) CWC-Belize keeps a minimum number of replacement seawater RO membranes in stock at all times and (iv) CW-Belize takes possession of and reimburses the PUC for certain equipment which the PUC purchased from a third-party in late 2010.  We are presently unable to determine what impact the Order and the Second Order will have on our results of operations, financial position or cash flows.

On July 25, 2011, we learned through the local press that the Government of Belize has tabled in the House of Assembly the Belize Constitution (Ninth Amendment) Act 2011 (the “Act”), which if passed, would modify the Constitution of Belize and require that all public utility providers as defined in the Act be majority-owned and controlled by the Government of Belize.  Although we have been designated a public utility provider by the PUC, we are not aware whether it is the Government of Belize’s intention to designate CW-Belize as a public utility provider for the purposes of the Act.  We are not able at this time to determine what impact this legislation will have on CW-Belize.

Transfers of U.S. dollars from CW-Belize to our other subsidiaries require authorization in advance from the Central Bank of Belize.

Expansion of Blue Hills plant

CW-Bahamas’ water supply agreement with the Water and Sewerage Corporation of The Bahamas (the “WSC”) for its Blue Hills plant was amended effective January 31, 2011.  Under the terms of the amended agreement, we are required to expand the production capacity of the Blue Hills plant to 12 million U.S. gallons per day on or before September 30, 2011.  If this expansion is not completed by November 1, 2011, we will be liable for liquidated damages at the rate of $5,000 for each day until the expansion is completed,  After the expansion is completed, we will be required to deliver, and the WSC will be required to purchase, a minimum of 63 million U.S. gallons per week.  The term of the water supply agreement will be extended at the date that the expansion is completed for a period of twenty years, or until the plant has delivered approximately 65.5 billion U.S. gallons of water, whichever occurs later.  We expect to obtain $10 million in new financing for the construction of this expansion and will fund the remainder of the estimated expansion costs from our existing cash balances.

CW-Bahamas Liquidity

Through 2009 and 2010, the WSC was significantly delinquent in paying for water supplied by CW-Bahamas.  As of December 31, 2010, CW-Bahamas was due approximately $6.2 million, or approximately five months of water sales, from WSC. We had been informed previously by representatives of the Bahamas government that the delay in paying our accounts receivables was due to operating issues within the WSC, that the delay did not reflect any type of dispute with us with respect to the amounts owed, and that the amounts would ultimately be paid in full. Based on our January 2011 meeting with officials of the Bahamas government, we believed the Bahamas government will make sufficient payments shortly thereafter to reduce CW-Bahamas’ receivable balances to approximately 90 days outstanding.  As reported in an article included in the February 11, 2011 issue of The Tribune, a Bahamas newspaper, Bahamian Prime Minister Hubert Ingraham communicated in his mid-year budget address that $8.8 million had been budgeted for WSC “to defray arrears and future payments to the Consolidated Water Company.”

CW-Bahamas received payments aggregating approximately $2.7 million during the six months ended June 30, 2011 that were in addition to the payments on current billings.  These additional payments significantly decreased the overdue accounts receivable balances and as of June 30, 2011, CW-Bahamas’ accounts receivable from the Bahamas government had been reduced to approximately $3.5 million.

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

Dividends

•	On January 31, 2011, we paid a dividend of $0.075 to shareholders of record on January 1, 2011.
•	On April 30, 2011, we paid a dividend of $0.075 to shareholders of record on April 1, 2011.
•	On May 25, 2011, our Board of Directors declared a dividend of $0.075 payable on July 31, 2011 to shareholders of record on July 1, 2011.

We have paid dividends to owners of our common stock and redeemable preferred stock since we began declaring dividends in 1985. Our payment of any future cash dividends will depend upon our earnings, financial condition, cash flows, capital requirements and other factors our Board deems relevant in determining the amount and timing of any such dividends.

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

We have spent approximately $4 million to fund the developmental costs for a possible project in Mexico, and may elect to expend significant additional funds to pursue this project.

In May 2010, we acquired, through our wholly-owned Netherlands subsidiary, Consolidated Water Cooperatief, U.A., a 50% interest in N.S.C. Agua, S.A. de C.V. (“NSC”), a Mexican company.  NSC has been formed to pursue a project encompassing the construction, ownership and operation of a 100 million gallon per day seawater reverse osmosis desalination plant to be located in northern Baja California, Mexico and an accompanying pipeline to deliver water to the U.S. border.   We and our partners in NSC believe such a project can  be successful due to what we anticipate will be a growing need for a new potable water supply for the areas of northern Baja California, Mexico and Southern California, United States.  To complete this project, we have engaged an engineering group with extensive regional experience and have partnered with Doosan Heavy Industries and Construction, a global leader in the engineering, procurement and construction of large seawater desalination plants.  Once completed, we would operate the plant while retaining a minority position in its ownership.  NSC is in the development stage and is presently seeking contracts for the purchase of electric power and feed water sources for the plant’s proposed operations.  NSC has obtained purchase contracts for sufficient land on which to build the plant.  This land is presently registered as communal property under the Mexican agrarian land regime, and the sellers are in the process of transferring title for the land to private ownership.  Under Mexican law, certain municipal and state agencies have the right of first refusal for a specific period of time to purchase the land from the present owners.  In addition to obtaining these contracts, NSC will be required to complete various other steps before it can commence construction of the plant and pipeline including, but not limited to, obtaining approvals and permits from various governmental agencies in Mexico and the United States, securing contracts with its proposed customers to sell water in sufficient quantities and at prices that make the project financially viable, and obtaining equity and debt financing for the project. NSC’s potential customers will also be required to obtain various governmental permits and approvals in order to purchase water from NSC.

For our 50% interest in NSC, we agreed to provide initial funding of up to $4 million in the form of equity for NSC’s development activities.  Because we exercise effective financial control over NSC and our partners in NSC do not participate in funding the first $4 million in losses that NSC may incur, we consolidate NSC’s results of operations.  Included in our consolidated results of operations for three and six months ended June 30, 2011 is approximately $700,000 and $1.8 million in general and administrative expenses, consisting of organizational, legal, accounting, engineering, consulting and other costs relating to the project development activities of NSC.  We met our initial $4 million funding commitment for NSC as of June 30, 2011.

Based on progress to date, we have determined that completing NSC’s development activities will require significantly more funding than has been expended to date.  We may continue to pursue this project and may expend significant additional funds to do so.

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

We provide water to retail customers on Grand Cayman Island under a license agreement issued to us in July 1990 by the Cayman Islands government that grants us the exclusive right to provide water to retail customers within our licensed service area. Our service area is comprised of an area on Grand Cayman that includes the Seven Mile Beach and West Bay areas, two of the three most populated areas in the Cayman Islands. For the three months ended June 30, 2011 and 2010, we generated approximately 44% and 48%, respectively, of our consolidated revenues and approximately 53% and 56%, respectively, of our consolidated gross profits from the retail water operations conducted pursuant to our exclusive license.    For the six months ended June 30, 2011 and 2010, the Company generated approximately 45% and 45%, respectively, of its consolidated revenues and approximately 54% and 56%, respectively, of its consolidated gross profits from the retail water operations conducted pursuant to Cayman Water’s exclusive license. If we are not in default of any terms of the license, we have a right of first refusal to renew the license on terms that are no less favorable than those that the government offers to any third party.

This license was set to expire on July 10, 2010; however, we and the Cayman Islands government have agreed in correspondence to extend the license four times in order to provide sufficient time to negotiate the terms of a new license agreement.  The previous extension of the term of the license expired on July 4, 2011.  However, Cayman Water continued to produce and supply water to the service area specified in the license in accordance with the terms and conditions of the original July 1990 license.  In a letter dated July 19, 2011, the Water Authority-Cayman notified Cayman Water that the license had been extended until January 31, 2012 and that such extension was granted to allow negotiations for a new long-term license agreement to continue, without affecting the provision of water production and supply services in Cayman Water’s service area.

On February 14, 2011, the Water Production and Supply Law, 2011 (which replaces the Water (Production and Supply) Law (1996 Revision) under which the Company is licensed) and the Water Authority (Amendment) Law, 2011 (the “New Laws”) were published on terms that they would come into force on such date as may be appointed by Order made by the Governor in Cabinet.  Such Order was subsequently made by Cabinet and the New Laws are now in full force and effect.  Under the New Laws, the Water Authority-Cayman would issue any new license which could include a rate of return on invested capital model described below.

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

After conducting hearings in October 2009 the Court ordered the BVI government to pay OC-BVI at the rate of $13.91 per thousand imperial gallons for water produced by OC-BVI for the period subsequent to December 20, 2007, which amounted to a total recovery for OC-BVI of $10.4 million as of September 17, 2009. The BVI government made a payment of $2.0 million to OC-BVI under the Court order during the fourth quarter of 2009, a second payment of $2 million under the Court order in July 2010 and a third payment of $1 million under the Court order in February 2011.

On October 28, 2009, OC-BVI filed an appeal with the Eastern Caribbean Court of Appeals (the “Appellate Court”) asking the Appellate Court to review the September 17, 2009 ruling by the Eastern Caribbean Supreme Court as it relates to OC-BVI’s claim for compensation for improvements to the Baughers Bay plant.  On October 29, 2009, the BVI government filed an appeal with the Appellate Court seeking the Appellate Court’s review of the September 17, 2009 ruling of the Court that the BVI government pay OC-BVI the reasonable rate for water produced by OC-BVI for the period subsequent to December 20, 2007. The BVI government is requesting a ruling from the Appellate Court that the BVI government should only pay OC-BVI the actual cost of water produced at the plant. In March 2011, the BVI government filed an application with the Appellate Court for a stay of execution of the judgments of the Court in order to defer any further payments of amounts under the Court order until such time as the Appellate Court rules on the appeal. The Appellate Court has not yet communicated the date it will issue a ruling on the appeal.

After considering the September and October 2009 rulings of the Court of the Caribbean relating to the Baughers Bay dispute, we determined that the carrying value of our investment in OC-BVI exceeded the estimated fair value for our investment in OC-BVI by approximately $160,000 as of September 30, 2009 and therefore recognized an impairment loss of this amount on this investment during the three months ended September 30, 2009. In February 2010, the BVI government announced it had signed a long-term contract with another company for the construction of a new water plant to serve Tortola. We believe this new contract with another company makes it unlikely that OC-BVI will be able to obtain a new long-term operating contract for Baughers Bay. Accordingly, our calculation of the estimated fair value of our equity investment in OC-BVI as of December 31, 2009 did not include any future cash flows to OC-BVI from a long term operating contract for the Baughers Bay plant and as a result we recorded an additional impairment loss for our equity investment in OC-BVI of $(4,500,000) during the fourth quarter of 2009.  The remaining carrying value of our investment in OC-BVI of $6.9 million as of June 30, 2011 assumes OC-BVI will collect in full the remaining $5.4 million awarded by the Court and will not be required to return any of the $5.0 million paid to date by the BVI government under the Court order.  Should the BVI government be successful in its appeal to reduce the $10.4 million award, we will be required to record an additional impairment charge in an amount equal to any reduction in the amount previously awarded. Such impairment loss would reduce our earnings and could have a significant adverse impact on our results of operations, financial condition and cash flows.

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

Date: August 9, 2011