Form 10-Q
period 2011-09-30
CONSOLIDATED WATER CO LTD
filed 2011-11-09
CIK 928340

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

As of November 4, 2011, 14,561,082 shares of the registrant’s common stock, with US$0.60 par value, were outstanding.

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

 PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED WATER CO. LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2011	2010
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$49,045,925	$46,130,237
Accounts receivable, net	8,182,226	12,132,730
Inventory	1,501,981	1,434,811
Prepaid expenses and other current assets	3,268,685	2,294,747
Current portion of loans receivable	1,815,512	1,733,799
Total current assets	63,814,329	63,726,324

Property, plant and equipment, net	52,378,833	55,923,731
Construction in progress	9,743,726	249,300
Inventory non-current	3,649,879	3,538,912
Loans receivable	11,230,442	12,602,419
Investment in OC-BVI	6,701,293	7,812,523
Intangible assets, net	1,554,048	1,710,737
Goodwill	3,587,754	3,587,754
Other assets	2,928,671	3,049,866
Total assets	$155,588,975	$152,201,566

LIABILITIES AND EQUITY
Current liabilities
Accounts payable and other current liabilities	$6,052,461	$4,316,125
Dividends payable	1,155,458	1,152,614
Current portion of long term debt	1,503,351	1,422,991
Total current liabilities	8,711,270	6,891,730
Long term debt	15,746,022	16,883,794
Other liabilities	426,052	442,919
Total liabilities	24,883,344	24,218,443
Equity
Consolidated Water Co. Ltd. stockholders' equity
Redeemable preferred stock, $0.60 par value. Authorized 200,000 shares;
issued and outstanding 22,427 and 16,784 shares, respectively	13,456	10,070
Class A common stock, $0.60 par value. Authorized 24,655,000 shares;
issued and outstanding 14,561,082 and 14,555,393 shares, respectively	8,736,649	8,733,236
Class B common stock, $0.60 par value. Authorized 145,000 shares;
none issued or outstanding	0	0
Additional paid-in capital	81,772,103	81,349,944
Retained earnings	38,220,199	36,289,706
Total Consolidated Water Co. Ltd. stockholders' equity	128,742,407	126,382,956
Non-controlling interests	1,963,224	1,600,167
Total equity	130,705,631	127,983,123
Total liabilities and equity	$155,588,975	$152,201,566

The accompanying notes are an integral part of these condensed consolidated financial statements.

 CONSOLIDATED WATER CO. LTD.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Retail water revenues	$5,283,676	$4,631,368	$18,212,067	$17,056,601
Bulk water revenues	7,452,759	6,312,326	22,394,239	18,766,546
Services revenues	70,217	756,108	942,838	3,253,451

Total revenues	12,806,652	11,699,802	41,549,144	39,076,598

Cost of retail revenues	2,865,554	2,310,307	8,819,155	7,817,030
Cost of bulk revenues	5,807,061	5,250,494	17,739,995	15,178,925
Cost of services revenues	125,187	366,486	479,383	2,590,597

Total cost of revenues	8,797,802	7,927,287	27,038,533	25,586,552

Gross profit	4,008,850	3,772,515	14,510,611	13,490,046

General and administrative expenses	3,031,951	3,332,274	10,005,245	9,019,320

Income from operations	976,899	440,241	4,505,366	4,470,726

Other income (expense):
Interest income	265,934	386,562	927,885	990,777
Interest expense	(170,659)	(392,711)	(864,944)	(1,196,346)
Other income	70,224	35,918	211,768	113,875
Equity in earnings of OC-BVI	159,250	813,087	791,722	1,179,561

Other income, net	324,749	842,856	1,066,431	1,087,867

Net income	1,301,648	1,283,097	5,571,797	5,558,593
Income attributable to non-controlling interests	15,580	17,504	363,057	182,995

Net income attributable to Consolidated Water Co. Ltd. stockholders	$1,286,068	$1,265,593	$5,208,740	$5,375,598

Basic earnings per common share attributable to Consolidated Water Co. Ltd. common stockholders	$0.09	$0.09	$0.36	$0.37
Diluted earnings per common share attributable to Consolidated Water Co. Ltd. common stockholders	$0.09	$0.09	$0.36	$0.37
Dividends declared per common share	$0.075	$0.075	$0.225	$0.225

Weighted average number of common shares used in the determination of:
Basic earnings per share	14,560,765	14,549,189	14,558,670	14,545,555
Diluted earnings per share	14,590,509	14,592,665	14,595,668	14,600,210

The accompanying notes are an integral part of these condensed consolidated financial statements.

 CONSOLIDATED WATER CO. LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2011	2010

Net cash provided by operating activities	$14,633,067	$5,367,055

Cash flows from investing activities
Additions to property, plant and equipment and construction in progress	(10,245,978)	(1,099,842)
Distribution of earnings from OC-BVI	202,631	1,234,725
Collections of loans receivable	1,290,265	1,010,892
Collections of loans receivable from OC-BVI	1,450,000	375,000
Net cash provided by (used in) investing activities	(7,303,082)	1,520,775

Cash flows from financing activities
Dividends paid	(3,275,403)	(3,275,777)
Proceeds from issuance of redeemable preferred stock	1,542	6,122
Principal repayments of long term debt	(1,140,436)	(2,575,029)
Net cash used in financing activities	(4,414,297)	(5,844,684)

Net increase in cash and cash equivalents	2,915,688	1,043,146
Cash and cash equivalents at beginning of period	46,130,237	44,429,190
Cash and cash equivalents at end of period	$49,045,925	$45,472,336

Interest paid in cash, net of capitalized interest of $176,785 in 2011	$738,934	$1,065,500

Non-cash investing and financing activities
Issuance of 7,455 (2010: 5,379) of redeemable preferred stock for services rendered	$65,902	$67,130
Conversion of 2,145 (2010: 2,921) of redeemable preferred stock to common stock	$1,287	$1,753
Issuance of common stock to executive management for services rendered	$28,025	$72,793
Dividends declared but not paid	$1,093,763	$1,092,916
Loan receivable issued for plant facility sold	$0	$3,670,963

The accompanying notes are an integral part of these condensed consolidated financial statements.

 CONSOLIDATED WATER CO. LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. Principal activity

Consolidated Water Co. Ltd., and its subsidiaries (collectively, the “Company”) use reverse osmosis technology to produce potable water from seawater, which it sells to customers in the Cayman Islands, Belize and the Bahamas. The Company’s customers include public utilities, commercial and tourist properties, residential properties and government facilities. The base price of water sold by the Company, and adjustments thereto, are generally determined by the terms of licenses and contracts, which provide for adjustments based upon the movement in the government price indices specified in the licenses and contracts, as well as monthly adjustments for changes in energy prices. The Company also provides engineering and design services for water plant construction, and manages and operates water plants owned by others through its affiliate companies in the British Virgin Islands and Bermuda (See Note 8).

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

3. Fair value measurements

As of September 30, 2011 and December 31, 2010, the carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and other liabilities and dividends payable approximate their fair values due to the short term maturities of these instruments. Management considers that the carrying amounts for loans receivable and long term debt as of September 30, 2011 and December 31, 2010 approximate their fair value.

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

The following table presents the Company’s fair value hierarchy for assets and liabilities measured at fair value as of September 30, 2011 and December 31, 2010:

	September 30, 2011
	Level 1	Level 2	Level 3	Total
Assets:
Recurring
Cash equivalents	$24,772,898	$-	$-	$24,772,898
Nonrecurring
Investment in affiliate	$-	$-	$6,701,293	$6,701,293

	December 31, 2010
	Level 1	Level 2	Level 3	Total
Assets:
Recurring
Cash equivalents	$27,413,838	$-	$-	$27,413,838
Nonrecurring
Investment in affiliate	$-	$-	$7,812,523	$7,812,523

A reconciliation of the beginning and ending balances for Level 3 investments for the nine months ended September 30, 2011:

Balance as of December 31, 2010	$7,812,523
Equity in earnings of OC-BVI	791,722
Distribution of earnings from OC-BVI	(202,631)
Principal and interest payments received on loan receivable from OC-BVI	(1,700,321)
Balance as of September 30, 2011	$6,701,293

4. Stock-based compensation

The Company issues stock under incentive plans that form part of employees’ and non-executive directors’ remuneration. The Company also grants options to purchase common stock as part of remuneration for certain long-serving employees.

Stock-based compensation totaled $138,206 and $57,728 for the three months ended September 30, 2011 and 2010, respectively, and $339,973 and $199,880 for the nine months ended September 30, 2011 and 2010, respectively, and is included in general and administrative expenses in the condensed consolidated statements of income.

In February 2011, the Company granted options to purchase 143,612 shares of common stock to certain management employees under the 2008 Equity Incentive Plan. These options vest in three equal tranches of 47,871 in February 2012, 2013 and 2014. All of these options expire three years from the respective vesting date of each tranche.

On July 15, 2011, the Company granted options to purchase 18,000 shares  of common stock to a new member of management under the 2008 Equity Incentive Plan. These options vest in three equal tranches of 6,000 in July 2012, 2013 and 2014. All of these options expire three years from the respective vesting date of each tranche.

In June 2011, the Company granted 7,455 preferred stock options to certain employees under the Employee Share Incentive Plan. The significant weighted average assumptions for these preferred stock options were as follows: Risk free interest rate of 0.03%; Expected option life of 0.08 years; Expected volatility of 34.09%; Expected dividend yield of 3.39%.  These preferred stock options began vesting on June 14, 2011 and expired thirty days from the vesting date.

In July 2011, the Company granted 5,440 common stock options to certain employees under the 2001 Employee Share Option Plan. The significant weighted average assumptions for these common stock options were as follows: Risk free interest rate of 1.33%; Expected option life of 4.08 years; Expected volatility of 69.39%; Expected dividend yield of 3.16%. The common stock options vest on July 3, 2015 and expire thirty days from the vesting date.

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

The significant weighted average assumptions for the 18,000 common stock options issued in July 2011 were as follows: Risk free interest rate of 0.86%; Expected option life of 3.5 years; Expected volatility of 64.7%; Expected dividend yield of 3.29%.

A summary of stock option activity under the Company’s share-based compensation plans for the nine months ended September 30, 2011 is presented in the following table:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (1)
Outstanding at beginning of period	213,067	$18.49
Granted	174,507	10.34
Exercised	(890)	7.35
Forfeited	(8,290)	11.54
Outstanding as of September 30, 2011	378,394	$14.91	2.95	$-
Exercisable as of September 30, 2011	169,453	$20.72	1.55	$-

(1)
The intrinsic value of a stock option represents the amount by which the fair value of the underlying stock, measured by reference to the closing price of the common stock of $7.88 in the NASDAQ Global Select Market on September 30, 2011, exceeds the exercise price of the option.

As of September 30, 2011, 208,941 non-vested options and 169,453 vested options were outstanding, with weighted average exercise prices of $10.19 and $20.72, respectively, and average remaining contractual lives of 4.18 years and 1.55 years, respectively. The total remaining unrecognized compensation costs related to unvested stock-based arrangements were $535,466 as of September 30, 2011 and are expected to be recognized over a weighted average period of 4.18 years.

As of September 30, 2011, unrecognized compensation costs relating to redeemable preferred stock outstanding were $119,400, and are expected to be recognized over a weighted average period of 1.21 years.

5. Segment information

The Company considers its (i) operations to supply water to retail customers, (ii) operations to supply water to bulk customers, and (iii) engineering, management and construction services, as separate business segments. Financial information for each of these segments is as follows:

	Three Months Ended September 30, 2011
	Retail	Bulk	Services	Total
Revenues	$5,283,676	$7,452,759	$70,217	$12,806,652
Cost of revenues	2,865,554	5,807,061	125,187	8,797,802
Gross profit	2,418,122	1,645,698	(54,970)	4,008,850
General and administrative expenses	2,324,785	375,630	331,536	3,031,951
Income (loss) from operations	93,337	1,270,068	(386,506)	976,899
Other income (expense), net				324,749
Consolidated net income				1,301,648
Income attributable to non-controlling interests				15,580
Net income attributable to Consolidated Water Co. Ltd. stockholders				$1,286,068

	Nine Months ended September 30, 2011
	Retail	Bulk	Services	Total
Revenues	$18,212,067	$22,394,239	$942,838	$41,549,144
Cost of revenues	8,819,155	17,739,995	479,383	27,038,533
Gross profit	9,392,912	4,654,244	463,455	14,510,611
General and administrative expenses	6,807,318	1,048,323	2,149,604	10,005,245
Income (loss) from operations	2,585,594	3,605,921	(1,686,149)	4,505,366
Other income (expense), net				1,066,431
Consolidated net income				5,571,797
Income attributable to non-controlling interests				363,057
Net income attributable to Consolidated Water Co. Ltd. stockholders				$5,208,740

As of September 30, 2011:
Property plant and equipment, net	$25,811,059	$25,602,854	$964,920	$52,378,833
Construction in progress	154,242	9,589,484	-	9,743,726
Goodwill	1,170,511	2,328,526	88,717	3,587,754
Total assets	69,091,372	81,605,190	4,892,413	155,588,975

	Three Months Ended September 30, 2010
	Retail	Bulk	Services	Total
Revenues	$4,631,368	$6,312,326	$756,108	$11,699,802
Cost of revenues	2,310,307	5,250,494	366,486	7,927,287
Gross profit	2,321,061	1,061,832	389,622	3,772,515
General and administrative expenses	2,024,690	356,167	951,417	3,332,274
Income (loss) from operations	296,371	705,665	(561,795)	440,241
Other income (expense), net				842,856
Consolidated net income				1,283,097
Income attributable to non-controlling interests				17,504
Net income attributable to Consolidated Water Co. Ltd. stockholders				$1,265,593

	Nine Months ended September 30, 2010
	Retail	Bulk	Services	Total
Revenues	$17,056,601	$18,766,546	$3,253,451	$39,076,598
Cost of revenues	7,817,030	15,178,925	2,590,597	25,586,552
Gross profit	9,239,571	3,587,621	662,854	13,490,046
General and administrative expenses	6,486,689	935,667	1,596,964	9,019,320
Income (loss) from operations	2,752,882	2,651,954	(934,110)	4,470,726
Other income (expense), net				1,087,867
Consolidated net income				5,558,593
Income attributable to non-controlling interests				182,995
Net income attributable to Consolidated Water Co. Ltd. stockholders				$5,375,598

As of September 30, 2010:
Property plant and equipment, net	$26,764,829	$29,066,389	$1,207,691	$57,038,909
Construction in progress	311,795	172,092	-	483,887
Goodwill	1,170,511	2,328,526	88,717	3,587,754
Total assets	78,425,460	69,430,983	5,720,404	153,576,847

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

The following summarizes information related to the computation of basic and diluted EPS for the three and nine months ended September 30, 2011 and 2010.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net income attributable to Consolidated Water Co. Ltd. common stockholders	$1,286,068	$1,265,593	$5,208,740	$5,375,598
Less: Dividends paid and earnings attributable on preferred stock	(1,716)	(1,507)	(5,391)	(4,999)
Net income available to common shares in the determination of basic earnings per common share	$1,284,352	$1,264,086	$5,203,349	$5,370,599

Weighted average number of common shares in the determination of basic earnings per common share attributable to Consolidated Water Co. Ltd. common stockholders	14,560,765	14,549,189	14,558,670	14,545,555
Plus:
Weighted average number of preferred shares outstanding during the year	22,703	20,216	19,038	18,497
Potential dilutive effect of unexercised options	7,041	23,260	17,960	36,158
Weighted average number of shares used for determining diluted earnings per common share attributable to Consolidated Water Co. Ltd. common stockholders	14,590,509	14,592,665	14,595,668	14,600,210

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

Substantially all of the water sold by OC-BVI to the Ministry was initially supplied under a Water Supply Agreement dated May 1990 (the “1990 Agreement’) and was produced by one desalination plant with a capacity of 1.7 million gallons per day located at Baughers Bay, Tortola (the “Baughers Bay plant”). As discussed later in this Note (see “Baughers Bay dispute”), the BVI government assumed the operating responsibilities for the Baughers Bay plant in March 2010. During 2007, OC-BVI completed, for a total cost of approximately $8 million, the construction of a desalination plant with a capacity of 720,000 gallons per day located at Bar Bay, Tortola (the “Bar Bay plant”). OC-BVI began selling water to the Ministry from this plant in late 2009 and on March 4, 2010, OC-BVI and the BVI government executed a definitive seven-year contract for the Bar Bay plant (the “Bar Bay Agreement”). Under the terms of the Bar Bay Agreement, OC-BVI delivers up to 600,000 U.S. gallons of water per day to the BVI government from the Bar Bay plant and the BVI government is obligated to pay for this water at a specified price as adjusted by a monthly energy factor. The Bar Bay Agreement includes a seven-year extension option exercisable by the BVI government and required OC-BVI to complete a storage reservoir on the BVI government site by no later than March 4, 2011. OC-BVI has not commenced construction of this storage reservoir due to the BVI government’s failure to pay (i) the invoices for the water provided by the Bar Bay plant on a timely basis; and (ii) the full amount ordered pursuant to a court ruling relating to the Baughers Bay dispute (see discussion that follows).

The Company provided OC-BVI with a $3 million loan to fund part of the construction costs for the Bar Bay plant. Principal on this loan was payable in quarterly installments of $125,000 with a final balloon payment due on August 31, 2009 and interest on the loan was due quarterly at the rate of LIBOR plus 3.5%. In August 2009, the Company amended the terms of this loan with OC-BVI, increasing its balance to $2.8 million by converting $800,000 in trade receivables due to the Company from OC-BVI. Under the terms of this amendment, the interest rate on the loan was increased to LIBOR plus 5.5% and the maturity date for the amended final balloon payment of $1,550,000 was extended to August 31, 2011. The Company and OC-BVI further amended this loan in January 2010 to increase the interest rate to LIBOR plus 7.5%. This loan was fully repaid in August 2011.

 Summarized financial information for OC-BVI is presented below:

	September 30,	December 31,
	2011	2010
Current assets	$2,232,680	$1,942,418
Non-current assets	7,643,943	8,235,140
Total assets	$9,876,623	$10,177,558

	September 30,	December 31,
	2011	2010
Current liabilities	$1,807,545	$3,378,917
Non-current liabilities	2,279,268	2,387,606
Total liabilities	$4,086,813	$5,766,523

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Water sales	$996,708	$3,101,952	$3,935,655	$6,251,534
Gross profit	$371,824	$2,573,267	$2,069,123	$3,987,820
Income from operations	$340,392	$1,879,294	$1,648,483	$2,785,762
Net income	$365,839	$1,867,915	$1,694,342	$2,709,805

The Company’s investment in and loan to OC-BVI are comprised of the following:

	September 30,	December 31,
	2011	2010
Equity investment (including profit sharing rights)	$6,701,293	$6,362,523
Loan receivable - Bar Bay plant construction	-	1,450,000
	$6,701,293	$7,812,523

The Company recognized $159,250 and $791,722 in earnings from its equity investment in OC-BVI for the three and nine months ended September 30, 2011, respectively. The Company recognized $813,087 and $1,179,561 in earnings from its equity investment in OC-BVI for the three and nine months ended September 30, 2010, respectively. For the three and nine months ended September 30, 2011, the Company recognized approximately $0 and $220,000, respectively, in revenues from its management services agreement with OC-BVI. For the three and nine months ended September 30, 2010, the Company recognized approximately $406,000 and $563,000, respectively, in revenues from its management services agreement with OC-BVI. In addition to the Company’s loan to, and equity investment in, OC-BVI of approximately $6.7 million as of September 30, 2011 and $7.8 million as of December 31, 2010, the Company’s recorded value of the OC-BVI management services agreement, which is reflected as an intangible asset on the Company’s condensed consolidated balance sheet, was approximately $607,000 and $714,000 as of September 30, 2011 and December 31, 2010, respectively.

Baughers Bay dispute:

In October 2006, OC-BVI notified the Company that the Ministry had asserted a purported right of ownership of the Baughers Bay plant pursuant to the terms of the 1990 Agreement.

Under the terms of the 1990 Agreement, upon the expiration of the initial seven year term in May 1999, the agreement would automatically be extended for another seven year term unless the Ministry provided notice, at least eight months prior to such expiration, of its decision to purchase the plant from OC-BVI for approximately $1.42 million. In correspondence between the parties from late 1998 through early 2000, the Ministry indicated that the BVI government was prepared to exercise the option to purchase the plant but would be amenable to negotiating a new water supply agreement, and that it considered the 1990 Agreement to be in force on a monthly basis until negotiations between the BVI government and OC-BVI were concluded. Occasional discussions were held by the parties since 2000 without resolution of the matter. OC-BVI continued to supply water to the Ministry and expended approximately $4.7 million to significantly expand the production capacity of the plant beyond that contemplated in the 1990 Agreement.

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

The Court held a three-day trial in July 2009 to address both the Baughers Bay ownership issue and OC-BVI’s claim for payment of amounts owed for water sold and delivered to the BVI government and on September 17, 2009, the Court issued a preliminary ruling with respect to this litigation. The Court determined that the BVI government was entitled to immediate possession of the Baughers Bay plant and dismissed OC-BVI’s claim for compensation of approximately $4.7 million for the expenditures made to expand the production capacity of the plant. As a result of this determination by the Court, OC-BVI recorded an impairment loss of approximately $2.1 million during the three months ended September 30, 2009 for fixed assets associated with the Baughers Bay plant. However, the Court determined that OC-BVI was entitled to full payment of water invoices issued up to December 20, 2007, which had been calculated under the terms of the original 1990 Agreement, and ordered the BVI government to make an immediate interim payment of $5.0 million to OC-BVI for amounts owed to OC-BVI. The Court deferred deciding the entire dispute between the parties until it could conduct a hearing to determine the reasonable rate for water produced by OC-BVI for the period subsequent to December 20, 2007.

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

On October 28, 2009, OC-BVI filed an appeal with the Eastern Caribbean Court of Appeals (the “Appellate Court”) asking the Appellate Court to review the September 17, 2009 ruling by the Eastern Caribbean Supreme Court as it relates to OC-BVI’s claim for compensation for expenditures made to expand the production capacity of the Baughers Bay plant. On October 29, 2009, the BVI government filed an appeal with the Appellate Court seeking the Appellate Court’s review of the September 17, 2009 ruling of the Court that the BVI government pay OC-BVI the reasonable rate for water produced by OC-BVI for the period subsequent to December 20, 2007. The BVI government is requesting a ruling from the Appellate Court that the BVI government should only pay OC-BVI the actual cost of water produced at the plant. In March 2011, the BVI government filed an application with the Appellate Court for a stay of execution of the judgments of the Court in order to defer any further payments of amounts under the Court order until such time as the Appellate Court rules on the appeal. On September 30, 2011, the Appellate Court conducted its hearing of the arguments of both parties under their respective appeals.  We expect the Appellate Court to issue its ruling on these appeals by the end of 2011.

Under US GAAP revenue is generally realized or realizable and earned when all of the following criteria are met:

•	persuasive evidence of an arrangement exists;
•	delivery has occurred or services have been rendered;
•	the seller’s price to the buyer is fixed and determinable; and
•	collectability is reasonably assured.

Effective January 1, 2008, OC-BVI changed its policy for the recording of its revenues from the Baughers Bay plant from the accrual to the equivalent of the cash method due to an inability to meet all of the above revenue recognition criteria. As a result of this adjustment to OC-BVI’s revenues, the Company recorded losses from its equity in OC-BVI’s results of operations for all fiscal quarters of 2008 and for the first three quarters of 2009. Any cash payments made by the BVI government on Baughers Bay related invoices were applied by OC-BVI to the remaining balance of outstanding accounts receivable that arose from billings for periods prior to and including December 2007 and thus were not recognized as revenues. Sufficient payments had been received from the BVI government as of September 30, 2009 to repay the remaining accounts receivable balances relating to period prior to December 31, 2007. OC-BVI continues to apply the equivalent of the cash method with respect to the recognition of revenues from Baughers Bay. Consequently, OC-BVI does not recognize as revenues any amounts to be paid to OC-BVI as a result of the Court ruling until such amounts are paid by the BVI government. To date, the BVI government has paid OC-BVI $5 million of the $10.4 million awarded by the Court.

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

The Company accounts for its investment in OC-BVI in accordance with the equity method of accounting for investments in common stock. This method requires recognition of a loss on an equity investment that is other than temporary, and indicates that a current fair value of an equity investment that is less than its carrying amount may indicate a loss in the value of the investment. To test for possible impairment of its investment in OC-BVI, the Company estimates its fair value as of the end of each fiscal quarter. In making this estimate, the Company calculates the expected cash flows from its investment in OC-BVI by (i) estimating the expected cash flows from the Bar Bay Agreement; (ii) identifying various possible outcomes of the Baughers Bay litigation and estimating the expected cash flows associated with each possible outcome; and (iii) assigning a probability to each Baughers Bay outcome and associated expected cash flows based upon discussions held to date by OC-BVI’s management with the BVI government and OC-BVI’s legal counsel. The resulting probability-weighted sum represents the Company’s best estimate of future cash flows to be derived from its investment in OC-BVI, which are present-valued to estimate OC-BVI’s fair value. After considering the impact of the September and October 2009 rulings of the Court and the decision by the BVI government to enter into the agreement with another company to build a new plant to serve Tortola  the Company determined that the carrying value of its investment in OC-BVI exceeded the estimated fair value for its investment in OC-BVI and therefore recognized impairment losses aggregating approximately $4.7 million for the year ended December 31, 2009 to reduce its investment in OC-BVI to its estimated fair value.

Based upon the estimated fair value determined as of December 31, 2010 and the developments since that date to the date of this filing, the Company concluded that no impairment loss was required to be recognized on its investment in OC-BVI during the year ended December 31, 2010 or the nine months ended September 30, 2011. These conclusions assume that the BVI government will fulfill its obligations under the Bar Bay Agreement and that OC-BVI will collect all of the $10.4 million awarded by the Court (of which only $5 million has been received to date). The Appellate Court could overturn the ruling of the Court or the Appellate Court could reduce the amount awarded to OC-BVI under the Court order, or the BVI government could fail to honor the Bar Bay Agreement. If any of these events occur the actual cash flows from OC-BVI could vary materially from the expected cash flows the Company used in determining OC-BVI’s fair value as of September 30, 2011 and the Company would be required to record an additional impairment loss to reduce the carrying value of its investment in OC-BVI. Such impairment loss would reduce the Company’s earnings and could have a material adverse impact on its results of operations and financial condition.

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

Because (i) the equity investment in CW-Bermuda was not sufficient to permit it to finance its activities without the loan from the Company; (ii) the other investors in CW-Bermuda have no obligation to absorb any significant amount of its losses should losses arise; and (iii) the Company expected and received economic benefits from CW-Bermuda that are significantly greater than the Company’s voting rights of 40%, CW-Bermuda constitutes a variable interest entity (“VIE”). The Company is the primary beneficiary of CW-Bermuda and accordingly, consolidates the results of CW-Bermuda in its financial statements. The assets and liabilities of CW-Bermuda included in the Company’s condensed consolidated balance sheet amounted to approximately $1,357,000 and $21,000 respectively, as of September 30, 2011. The Company has not provided any guarantees related to CW-Bermuda and any creditors of the VIE do not have recourse to the general credit of Consolidated Water Co. Ltd. as a result of including CW-Bermuda in the consolidated financial statements. The results of CW-Bermuda are reflected in the Company’s services segment. The Company generated revenues and gross profits from its Bermuda affiliate of $722,773 and $428,615, respectively, for the nine months ended September 30, 2011 and $931,306 and $471,780, respectively, for the nine months ended September 30, 2010. As a result of the termination of the agreement with the Bermuda government, the Company does not expect to receive any future fees or revenues from CW-Bermuda.

NSC Agua

In May 2010, the Company acquired, through a wholly-owned Netherlands subsidiary, Consolidated Water Cooperatief, U.A., a 50% interest in N.S.C. Agua, S.A. de C.V. (“NSC”), a Mexican company. NSC has been formed to pursue a project encompassing the construction, ownership and operation of a 100 million gallon per day seawater reverse osmosis desalination plant to be located in northern Baja California, Mexico and an accompanying pipeline to deliver water to the U.S. border. The Company and its partner in NSC believe such a project can be successful due to what the Company anticipates will be a growing need for a new potable water supply for the areas of northern Baja California, Mexico and Southern California, United States. To complete this project, NSC has engaged an engineering group with extensive regional experience and has partnered with Doosan Heavy Industries and Construction, a global leader in the engineering, procurement and construction of large seawater desalination plants. Once completed, a Company subsidiary would operate the plant while retaining a minority position in its ownership. NSC is in the development stage and is presently seeking contracts for the purchase of electric power and feed water sources for the plant’s proposed operations. NSC has obtained purchase contracts for sufficient land on which to build the plant. This land is presently registered as communal property under the Mexican agrarian land regime, and the sellers are in the process of transferring title for the land to private ownership. Under Mexican law, certain municipal and state agencies have the right of first refusal for a specific period of time to purchase the land from the present owners. In addition to obtaining these contracts, NSC will be required to complete various other steps before it can commence construction of the plant and pipeline including, but not limited to, obtaining approvals and permits from various governmental agencies in Mexico and the United States, securing contracts with its proposed customers to sell water in sufficient quantities and at prices that make the project financially viable, and obtaining equity and debt financing for the project. NSC’s potential customers will also be required to obtain various governmental permits and approvals in order to purchase water from NSC.

For its 50% interest in NSC, the Company agreed to provide initial funding of up to $4 million in the form of equity for NSC’s development activities. Because the Company exercises effective financial control over NSC and its partner in NSC did not participate in funding the first $4 million in losses that NSC incurred, the Company consolidates NSC’s results of operations. Included in the consolidated results of operations for the three and nine months ended September 30, 2011 is approximately $191,000 and $1.9 million respectively in general and administrative expenses, consisting of organizational, legal, accounting, engineering, consulting and other costs relating to the project development activities of NSC. The assets and liabilities of NSC included in the Company’s condensed consolidated balance sheet amounted to approximately $763,000 and $259,000, respectively, as of September 30, 2011. The Company met its initial $4 million funding commitment as of June 30, 2011.

The Company has determined that completing NSC’s development activities will require significantly more funding than has been expended to date.  Assuming sufficient development funding is obtained, the Company estimates that it will take approximately one year from the receipt of such funding for NSC to complete all of the activities (which include purchasing the land for the plant, securing feed water and power supplies, completing the engineering and feasibility studies, negotiating customer contracts, obtaining required regulatory permits and arranging the project financing) necessary to commence construction of the plant. However, completing these activities could take longer than one year.

Due to the inability of NSC to secure this additional development funding and to address the remaining uncertainties associated with completing the project in a timely manner, the Company has given a third party, who is a related party to its partner in NSC, an option that expires on November 21, 2011, to purchase the Company’s NSC shares for an amount substantially less than the $4 million in costs that the Company has incurred on this project. If this option is not exercised, the Company may pursue other alternatives, including but not limited to, (i) seeking other interested buyers for its shares, (ii) restructuring NSC, or (iii) ceasing the operations of NSC, and may be required to expense approximately $606,000 of NSC-related assets included in the Company’s September 30, 2011 condensed consolidated balance sheet.

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

10. Retail segment contingency

The Company’s subsidiary, Cayman Water, provides water to retail customers on Grand Cayman Island under a license agreement issued to it in July 1990 by the Cayman Islands government that grants Cayman Water the exclusive right to provide water to retail customers within the licensed service area. The service area is comprised of an area on Grand Cayman that includes the Seven Mile Beach and West Bay areas, two of the three most populated areas in the Cayman Islands. For the three months ended September 30, 2011 and 2010, the Company generated approximately 41% and 40%, respectively, of its consolidated revenues and approximately 46% and 50%, respectively, of its consolidated gross profits from the retail water operations conducted pursuant to Cayman Water’s exclusive license. For the nine months ended September 30, 2011 and 2010, the Company generated approximately 44% of its consolidated revenues and approximately 52% and 54%, respectively, of its consolidated gross profits from the retail water operations conducted pursuant to Cayman Water’s exclusive license. Cayman Water has a right of first refusal to renew the license on terms that are no less favorable than those that the government offers to any third party unless Cayman Water defaults on any of the terms of the license.

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

11. Blue Hills plant expansion

CW-Bahamas’ water supply agreement with the Water and Sewerage Corporation of The Bahamas (the “WSC”) for its Blue Hills plant was amended effective January 31, 2011. Under the terms of the amended agreement, CW-Bahamas was required to expand the production capacity of the Blue Hills plant to 12 million U.S. gallons per day on or before September 30, 2011. If this expansion was not completed by November 1, 2011, CW-Bahamas was liable for liquidated damages at the rate of $5,000 for each day until the expansion is completed. After the expansion is completed, CW-Bahamas will be required to deliver, and the WSC will be required to purchase, a minimum of 63 million U.S. gallons per week. The term of the water supply agreement will be extended at the date that the expansion is completed for a period of twenty years, or until the plant has delivered approximately 65.5 billion U.S. gallons of water, whichever occurs later.

The Blue Hills plant expansion was operational but not complete as of November 1, 2011. However, the Company expects that the period for which liquidated damages could be assessed, if any, will not be lengthy.  The Company has obtained a commitment for $10 million in new financing from Scotiabank to partially fund the construction of this expansion and expects to utilize this commitment in late 2011. Substantially all of the construction in progress as of September 30, 2011 relates to the Blue Hills plant expansion, which includes capitalized interest of $176,785.

12. Subsequent events

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

Valuation of Equity Investment in Affiliate. We account for our investment in OC-BVI under the equity method of accounting for investments in common stock. This method requires recognition of a loss on an equity investment that is other than temporary, and indicates that a current fair value of an equity investment that is less than its carrying amount may indicate a loss in the value of the investment. The final resolution of OC-BVI’s on-going dispute with the BVI government relating to the Baughers Bay plant may result in a fair value of our investment in OC-BVI that is less than our carrying value for this investment.

As a quoted market price for OC-BVI’s stock is not available, to test for possible impairment of our investment in OC-BVI we estimate its fair value by calculating the expected cash flows from our investment in OC-BVI by (i) estimating the expected cash flows from OC-BVI’s  contract with the BVI government to supply water from its Bar Bay plant;  (i) identifying various possible outcomes of the Baughers Bay litigation and estimating the cash flows associated with each possible outcome; and (iii) assigning a probability to each Baughers Bay outcome and associated expected cash flows based upon discussions held to date by OC-BVI’s management with the BVI government and OC-BVI’s legal counsel. The resulting probability weighted sum represents the expected cash flows, and our best estimate of future cash flows, to be derived from our investment in OC-BVI, which are present-valued to estimate OC-BVI’s fair value.

The identification of the possible outcomes for the Baughers Bay dispute, the projections of cash flows for each outcome, and the assignment of relative probabilities to each outcome all represent significant estimates made by us. While we have used our best judgment to identify the possible outcomes and expected cash flows for these outcomes and assign relative probabilities to each outcome, these estimates are by their nature highly subjective and are also subject to material change by our management over time based upon additional information from OC-BVI’s management and legal counsel, and a change in the status of OC-BVI’s litigation with the BVI government. After considering the September and October 2009 rulings of the Eastern Supreme Court of the Caribbean relating to the Baughers Bay dispute and an announcement by the BVI government in February 2010 that it had signed a contract with another company to construct and operate a plant to provide potable water to the greater Tortola area served by the Baughers Bay plant, we determined that the carrying value of our investment in OC-BVI exceeded the estimated fair value for our investment in OC-BVI and therefore recognized impairment losses aggregating approximately $4.7 million for the year ended December 31, 2009.

The remaining carrying value of our investment in OC-BVI as of September 30, 2011 of $6.7 million assumes that the BVI government will ultimately pay OC-BVI the full amount awarded by the Eastern Supreme Court in its 2009 rulings. To date, the BVI government has paid only $5 million of the $10.4 million awarded by this court. The BVI government has appealed these rulings, and the Eastern Caribbean Court of Appeals could ultimately overturn the rulings of the Eastern Supreme Court or require the BVI government to pay OC-BVI an amount lower than the amount awarded by the Eastern Supreme Court. If either of these occurs, or if the BVI government fails to honor the terms of the contract for the Bar Bay plant, the actual cash flows from OC-BVI could vary materially from the expected cash flows we used in determining OC-BVI’s fair value as of September 30, 2011, and we would be required to record an additional loss to reduce the carrying value of our investment in OC-BVI. Such impairment loss would reduce our earnings and could have a material adverse impact on our results of operations and financial condition.

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

Included in the $3,587,754 goodwill amount reported in our September 30, 2011 condensed consolidated balance sheet is approximately $1.2 million in goodwill relating to our retail segment. We are presently in negotiations with the Cayman Island government to renew the license that provides us with the exclusive right to provide potable piped water to our retail service area. If this license is not renewed, or is renewed on terms that are less favorable to us than current terms, we could be required to record an impairment charge to reduce or write off the carrying value of our retail segment goodwill. Such impairment loss would reduce our earnings and could have a material adverse impact on our results of operations and financial condition.

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

Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010

Consolidated Results

Net income attributable to Consolidated Water Co. Ltd. common stockholders for the three months ended September 30, 2011 increased by $20,475 to $1,286,068 ($0.09 per share) from $1,265,593 ($0.09 per share) for the three months ended September 30, 2010.

Total revenues for the three months ended September 30, 2011 were $12,806,652 as compared to $11,699,802 for the three months ended September 30, 2010, representing an increase of $1,106,850, or approximately 9%. The increase in consolidated revenues is primarily attributable to our bulk segment, which generated approximately $1.1 million more in revenues in the three months ended September 30, 2011 than in the comparable quarter of 2010. Gross profit for the three months ended September 30, 2011 was $4,008,850, or approximately 31% of total revenues, as compared to $3,772,515, or approximately 32% of total revenues, for the three months ended September 30, 2010. For further discussion of revenues and gross profit for 2011 see the “Results by Segment” analysis that follows.

General and administrative (“G&A”) expenses decreased on a consolidated basis to $3,031,951 for the three months ended September 30, 2011, as compared to $3,332,274 for the three months ended September 30, 2010 due to a reduction of almost $682,000 in the project development expenses for our Mexico affiliate. Offsetting this decrease in Mexico development expenses was growth of approximately $211,000 in employee costs attributable to the hiring of additional personnel and salary increases and incremental other business development expenses of approximately $219,000.

Interest income decreased to $265,934 for the three months ended September 30, 2011, as compared to $386,562 for the three months ended September 30, 2010, due to repayment of the loan receivable from OC-BVI and lower interest earning balances.

Interest expense decreased to $170,659 for the three months ended September 30, 2011 from $392,711 for the three months ended September 30, 2010 as a result of $176,785 in interest capitalized for the expansion of our Blue Hills plant and the prepayment on September 30, 2010 of $1.5 million of our 7.5% bonds payable.

We reported equity in the earnings of our investment in OC-BVI of $159,250 and $813,087 for the three months ended September 30, 2011 and 2010, respectively. See further discussion of OC-BVI at “Liquidity and Capital Resources — Material Commitments, Expenditures and Contingencies — OC-BVI Contract Dispute.”

Results by Segment

Retail Segment:

The retail segment contributed $93,337 to our income from operations for the three months ended September 30, 2011, as compared to $296,371 for the three months ended September 30, 2010.

Revenues generated by our retail water operations were $5,283,676 and $4,631,368 for the three months ended September 30, 2011 and 2010, respectively. The increase in our retail revenues from 2010 to 2011 is attributable to (i) an increase of approximately 7% in the number of gallons sold;  (ii) higher energy prices in 2011 which resulted in energy pass through charges to our retail customers that were approximately $321,000 higher in 2011 than in 2010; and (iii) the annual first quarter adjustment to our base rates, as our retail segment increased its base rates by approximately 2% due to an upward movement in the consumer price indices used to determine such rate adjustment.

Retail segment gross profit amounted to $2,418,122 (46% of revenues) and $2,321,061 (50% of revenues) for the three months ended September 30, 2011 and 2010, respectively. The decline in gross profit as a percentage of revenues from 2010 to 2011 reflects the increased energy pass through charges for 2011 and operating expenses for 2011 that exceeded those for 2010 by approximately $122,000.

Consistent with prior periods, we record all non-direct G&A expenses in our retail business segment and do not allocate any of these non-direct costs to our other two business segments. Retail G&A expenses increased to $2,324,785 in 2011 from $2,024,690 for the same period in 2010 as a result of an increase in employee costs of approximately $189,000 attributable to the hiring of additional personnel and salary increases and incremental business development expenses of approximately $219,000.

Bulk Segment:

The bulk segment contributed $1,270,068 and $705,665 to our income from operations for the three months ended September 30, 2011 and 2010, respectively.

Bulk segment revenues were $7,452,759 and $6,312,326 for the three months ended September 30, 2011 and 2010, respectively. The increase in bulk revenues of approximately $1.1 million from 2010 to 2011 resulted from an 8% increase in the number of gallons of water sold and energy pass-through increases to our revenues due to higher energy prices.

Gross profit for our bulk segment was $1,645,698 and $1,061,832 for the three months ended September 30, 2011 and 2010, respectively. Gross profit as a percentage of bulk revenues was approximately 22% and 17% for the three months ended September 30, 2011 and 2010. The improvement in gross profit as a percentage of sales results from plant operating costs that were approximately $296,000 lower in 2011 than in 2010 (due principally to lower repair and maintenance expenses) and the greater volume of water sold in 2011, as a significant portion of our plant operating expenses are fixed in nature and do not increase proportionately with increases in sales volumes.

Bulk segment G&A expenses remained relatively consistent at $375,630 for the three months ended September 30, 2011 as compared to $356,167 for the three months ended September 30, 2010.

Services Segment:

The services segment incurred a loss from operations of ($386,506) for the three months ended September 30, 2011 while this segment incurred a loss from operations of ($561,795) for the three months ended September 30, 2010. We anticipate that the services segment will continue to incur losses from operations until such time as we obtain a new management services or plant construction contract.

Revenues from services provided in the three months ended September 30, 2011 were $70,217 as compared to $756,108 in the three months ended September 30, 2010. Services revenues decreased in 2011 due to the fees earned in 2010 for management of the Bermuda plant and higher fees generated in 2010 under our contract to manage the operations of OC-BVI. The management contract for the Bermuda plant expired on June 30, 2011, and we do not expect to generate any further fees or revenues from our Bermuda affiliate. We generated revenues and gross profit (loss) from our Bermuda affiliate of $72,222 and ($7,892), respectively, for the three months ended September 30, 2011 and $227,514 and $119,571, respectively, for the three months ended September 30, 2010. During the three months ended September 30, 2010 we earned incremental management fees from OC-BVI as a result of the BVI government’s payment to OC-BVI of $2 million of the Court ordered payment relating to the Baughers Bay litigation.

The services segment generated a negative gross profit of ($54,970) for the three months ended September 30, 2011 as compared to a gross profit of $389,622 for the three months ended September 30, 2010 as the revenues generated for 2011 were insufficient to cover segment operating costs for the quarter.

G&A expenses for the services segment were $331,536 and $951,417 for the three months ended September 30, 2011 and 2010, respectively. The lower G&A expenses for 2011 reflect a reduction in the expenses attributable to the project development activities of our consolidated Mexico affiliate, NSC.

Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010

Consolidated Results

Net income attributable to Consolidated Water Co. Ltd. common stockholders for the nine months ended September 30, 2011 was $5,208,740 ($0.36 per share on a fully-diluted basis), as compared to $5,375,598 ($0.37 per share on a fully-diluted basis) for the nine months ended September 30, 2010.

Total revenues for the nine months ended September 30, 2011 were $41,549,144, up from the $39,076,598 in revenues for the nine months ended September 30, 2010, as revenue increases for our bulk segment and, to a lesser extent our retail segment, more than offset a decline in services segment revenues. Gross profit for the nine months ended September 30, 2011 was $14,510,611, or 35% of total revenues, as compared to $13,490,046, or 35% of total revenues, for the nine months ended September 30, 2010. Gross profit for retail and bulk segments improved while gross profit for the services segment declined in 2011 from 2010. For further discussion of revenues and gross profit for the nine months ended September 30, 2011, see the “Results by Segment” analysis that follows.

General and administrative expenses on a consolidated basis were $10,005,245 and $9,019,320 for the nine months ended September 30, 2011 and 2010, respectively. This increase in G&A expenses of approximately $986,000 resulted from incremental expenses of almost $552,000 for the project development activities of our consolidated Mexico affiliate, NSC, and an increase of approximately $376,000 in employee costs due to the hiring of additional personnel and salary increases.

Interest expense decreased to $864,944 for the nine months ended September 30, 2011 from $1,196,346 for the nine months ended September 30, 2010 as a result of $176,785 in interest capitalized for the expansion of our Blue Hills plant and the prepayment on September 30, 2010 of $1.5 million of our 7.5% bonds payable.

We recognized earnings on our investment in OC-BVI for the nine months ended September 30, 2011 and 2010 of $791,722 and $1,179,561, respectively. See further discussion of OC-BVI at “Liquidity and Capital Resources — Material Commitments, Contingencies and Expenditures — OC-BVI Contract Dispute.”

Results by Segment

Retail Segment:

The retail segment contributed $2,585,594 and $2,752,882 to our income from operations for the nine months ended September 30, 2011 and 2010, respectively.

Revenues generated by our retail water operations were $18,212,067 and $17,056,601 for the nine months ended September 30, 2011 and 2010, respectively. The number of gallons sold by the retail segment decreased by approximately 5% from 2010 to 2011 due to water sales made in the first quarter of 2010 at bulk water rates to the Water Authority Cayman (“WAC”) to replace water previously supplied by the Red Gate plant while such plant was under refurbishment. Excluding this water sold to the WAC, the number of gallons sold by the retail segment increased by approximately 3% from 2010 to 2011. The increase in retail revenues from 2010 to 2011 is due to (i) the annual first quarter adjustment to our base rates, as our retail segment increased its base rates by approximately 2% due to an upward movement in the consumer price indices used to determine such rate adjustment; and (ii) higher energy prices in 2011 which resulted in energy pass through charges to our retail customers that were approximately $680,000 higher in 2011 than in 2010.

Retail segment gross profit was $9,392,912 (52% of revenues) and $9,239,571 (54% of revenues) for the nine months ended September 30, 2011 and 2010, respectively. The slight decline in gross profit as a percentage of revenues from 2010 to 2011 reflects the increased energy pass through charges and higher non-revenue water volume for 2011.

Consistent with prior periods, we record all non-direct G&A expenses in our retail business segment and do not allocate any of these non-direct costs to our other two business segments. Retail G&A expenses for the nine months ended September 30, 2011 and 2010 were $6,807,318 and $6,486,689, respectively. G&A expenses increased from 2010 to 2011 due to additional employee costs of approximately $349,000 due to the hiring of additional personnel and salary increases.

Bulk Segment:

The bulk segment contributed $3,605,921 and $2,651,954 to our income from operations for the nine months ended September 30, 2011 and 2010, respectively.

Bulk segment revenues were $22,394,239 and $18,766,546 for the nine months ended September 30, 2011 and 2010, respectively. The increase in bulk revenues of approximately $3.6 million from 2010 to 2011 resulted from a 5% increase in the number of gallons of water sold and energy pass-through increases to our rates due to higher energy prices.

Gross profit for our bulk segment was $4,654,244 and $3,587,621 for the nine months ended September 30, 2011 and 2010, respectively. Gross profit as a percentage of bulk revenues remained consistent at approximately 21% and 19% for the nine months ended September 30, 2011 and 2010, respectively.

Bulk segment G&A expenses were $1,048,323 and $935,667 for the nine months ended September 30, 2011 and 2010, respectively. The increase is primarily due to approximately $86,000 in additional taxes paid by our Belize operations during the first quarter of 2011.

Services Segment:

The services segment incurred a loss from operations of ($1,686,149) for the nine months ended September 30, 2011. The services segment incurred a loss from operations of ($934,110) for the same period in 2010. We anticipate that the services segment will continue to incur losses from operations until such time as we obtain a new management services or plant construction contract.

Services segment revenues were $942,838 and $3,253,451 for the nine months ended September 30, 2011 and 2010, respectively. Services revenues decreased from 2010 to 2011 due to (i) substantially lower plant sales revenues, which declined by approximately $1.7 million due to a lack of plant construction activity in 2011; (ii) the expiration of the management services contract for the Bermuda plant on June 30, 2011; and (iii) lower fees earned on our management agreement for OC-BVI due to the incremental fees earned on the higher earnings generated by this affiliate in 2010 as compared to 2011.

Gross profit for our services segment was $463,455 and $662,854 for the nine months ended September 30, 2011 and 2010, respectively. The lower gross profit for 2011 reflects the decrease in revenues discussed above.

G&A expenses for the services segment were $2,149,604 and $1,596,964 for the nine months ended September 30, 2011 and 2010, respectively. The increase in G&A expenses is attributable to the project development activities of our consolidated Mexico affiliate, NSC.

As noted above, our management contract for the Bermuda plant expired on June 30, 2011, and we do not expect to generate any further fees or revenues from this plant. We generated revenues and gross profits from our Bermuda affiliate of $722,773 and $428,615, respectively, for the nine months ended September 30, 2011 and $931,306 and $471,780, respectively, for the nine months ended September 30, 2010.

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

Our operating activities generated net cash of approximately $28.4 million over our last three fiscal years and an additional $14.6 million in net cash for the nine months ending September 30, 2011. As of September 30, 2011, we had cash balances totaling approximately $49 million and working capital of approximately $55 million. We believe our cash on hand and cash to be generated from operations will be sufficient to meet our liquidity requirements for the next 12 months, which include approximately $2.7 million in principal and interest payments on debt and quarterly dividends, if declared by our Board of Directors. We have obtained a commitment from Scotiabank for $10 million in new financing to partially fund the expansion of our Blue Hills plant in the Bahamas. We expect to utilize this financing in late 2011. If we elect to utilize this facility, we will be required to pledge cash collateral for borrowings under this facility in an amount approximately equal to 110% of the amount borrowed.

We are not presently aware of anything that would lead us to believe that we will not have sufficient liquidity to meet our needs for the next 12 months.

Cash Flows for the Nine Months Ended September 30, 2011

Our cash and cash equivalents increased from approximately $46.1 million as of December 31, 2010 to approximately $49.0 million as of September 30, 2011.

Cash Flows from Operating Activities

Operating activities provided net cash for the nine months ended September 30, 2011 of approximately $14.6 million. This cash provided reflects net income generated for the period as adjusted for various items included in the determination of net income that do not affect cash flows during the year and changes in the other components of working capital.

Cash Flows from Investing Activities

Our investing activities used approximately $7.3 million in net cash during the nine months ended September 30, 2011. Approximately $10.2 million was used for construction in progress (consisting almost entirely of the expansion of our Blue Hills plant) and property, plant and equipment additions and we collected approximately $1.3 million on our loans receivable. We also received loan principal repayments and dividends from OC-BVI aggregating $1.5 million.

Cash Flows from Financing Activities

Our financing activities used approximately $4.4 million in net cash during the nine months ended September 30, 2011, which included $1.1 million in scheduled debt repayments and dividends of approximately $3.3 million.

Borrowings Outstanding

As of September 30, 2011, we had total borrowings outstanding of $17,249,373, all of which consisted of bonds payable.

5.95% Secured Bonds

In August 2006, we issued $15,771,997 principal amount secured fixed rate bonds in a private offering and received net proceeds (excluding issuance costs and after the offering discount) of $14,445,720. These bonds bear interest at a rate of 5.95%, are repayable in quarterly principal and interest installments of $526,010, and mature in 2016. We have the right to redeem the bonds in full at any time after August 4, 2009 at a premium of 1.5% of the outstanding principal and accrued interest on the bonds on the date of redemption. As of September 30, 2011, $9,042,013 in principal was outstanding on these secured bonds. Our obligations under the bonds are secured by fixed and floating charges (i) on all of our assets, including an equitable charge of all of the shares of Cayman Water, and (ii) on all of Cayman Water’s assets including its real estate. Cayman Water has also guaranteed our payment obligations under the bonds.

The trust deed for these bonds restricts our ability to enter into new borrowing agreements or any new guarantees without prior approval of the bond trustee and limits our capital expenditures, with the exception of capital expenditures to be incurred on certain defined projects, to $2,000,000 annually without prior approval by the trustee. We have obtained the approval required from the bond trustee for a $10 million financing commitment we have obtained for the expansion of our CW-Bahamas Blue Hills plant from Scotiabank. The trust deed also contains financial covenants that require us to maintain a debt service coverage ratio of not less than 1.25 to 1, a ratio of long term debt to EBITDA (i.e. earnings before interest, taxes, depreciation and amortization) for the 12 months preceding the ratio calculation date not greater than 2.5 to 1 and a ratio of long term debt to equity equal to or less than 1.5 to 1. As of September 30, 2011, we were in compliance with the covenants under the trust deed.

CW-Bahamas Series A Bonds

In July 2005, CW-Bahamas sold B$10,000,000 Series A bonds to Bahamian citizens and permanent resident investors in The Bahamas to finance a portion of the construction cost of its Blue Hills plant. These bonds mature on June 30, 2015 and accrue interest at the annual fixed rate of 7.5%. Interest is payable quarterly. CW-Bahamas may redeem the bonds in whole or in part without penalty. We have guaranteed CW-Bahamas repayment obligations upon an “event of default” as defined in the guarantee agreement. If we pay any amounts pursuant to the guarantee, we will be subrogated to all rights of the bondholders in respect of any such payments. The guarantee is a general unsecured obligation junior to our other secured obligations. We elected to redeem $1.5 million of these bonds in September 2010. As of September 30, 2011, B$8,500,000 of the Series A bonds was outstanding.

CW-Bahamas Credit Facility

CW-Bahamas has a credit facility with Scotiabank (Bahamas) that consists of a B$500,000 revolving working capital loan. The obligations under the credit facility are secured by the assets of CW-Bahamas. Borrowings under the working capital loan accrue interest at the Nassau Prime rate plus 1.50% per annum. As of September 30, 2011, no amounts were outstanding under this facility.

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

The Court held a three-day trial in July 2009 to address both the Baughers Bay ownership issue and OC-BVI’s claim for payment of amounts owed for water sold and delivered to the BVI government and on September 17, 2009, the Court issued a preliminary ruling with respect to this litigation. The Court determined that the BVI government was entitled to immediate possession of the Baughers Bay plant and dismissed OC-BVI’s claim for compensation of approximately $4.7 million for the expenditures made to expand the production capacity of the plant. As a result of this determination by the Court, OC-BVI recorded an impairment loss of approximately $2.1 million during the three months ended September 30, 2009 for fixed assets associated with the Baughers Bay plant. However, the Court determined that OC-BVI was entitled to full payment of water invoices issued up to December 20, 2007, which had been calculated under the terms of the original 1990 Agreement, and ordered the BVI government to make an immediate interim payment of $5.0 million to OC-BVI for amounts owed to OC-BVI. The Court deferred deciding the entire dispute between the parties until it could conduct a hearing to determine the reasonable rate for water produced by OC-BVI for the period subsequent to December 20, 2007.

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

On October 28, 2009, OC-BVI filed an appeal with the Eastern Caribbean Court of Appeals (the “Appellate Court”) asking the Appellate Court to review the September 17, 2009 ruling by the Eastern Caribbean Supreme Court as it relates to OC-BVI’s claim for compensation for expenditures made to expand the production capacity of the Baughers Bay plant. On October 29, 2009, the BVI government filed an appeal with the Appellate Court seeking the Appellate Court’s review of the September 17, 2009 ruling of the Court that the BVI government pay OC-BVI the reasonable rate for water produced by OC-BVI for the period subsequent to December 20, 2007. The BVI government is requesting a ruling from the Appellate Court that the BVI government should only pay OC-BVI the actual cost of water produced at the plant. In March 2011, the BVI government filed an application with the Appellate Court for a stay of execution of the judgments of the Court in order to defer any further payments of amounts under the Court order until such time as the Appellate Court rules on the appeal. On September 30, 2011, the Appellate Court conducted its hearing of the arguments of both parties under their respective appeals.  We expect the Appellate Court to issue its ruling on these appeals by the end of 2011.

Under U.S. generally accepted accounting principles, revenue is generally realized or realizable and earned when all of the following criteria are met:

•	persuasive evidence of an arrangement exists;
•	delivery has occurred or services have been rendered;
•	the seller’s price to the buyer is fixed and determinable; and
•	collectability is reasonably assured.

Effective January 1, 2008, OC-BVI changed its policy for the recording of its revenues from the Baughers Bay plant from the accrual to the equivalent of the cash method due to an inability to meet all of the above revenue recognition criteria. As a result of this adjustment to OC-BVI’s revenues, we recorded losses from our equity in OC-BVI’s results of operations for all fiscal quarters of 2008 and for the first three quarters of 2009. Any cash payments made by the BVI government on Baughers Bay related invoices were applied by OC-BVI to the remaining balance of outstanding accounts receivable that arose from billings for periods prior to and including December 2007 and thus were not recognized as revenues. Sufficient payments were received from the BVI government during the three months ended September 30, 2009 to repay the remaining accounts receivable balances relating to period prior to December 31, 2007. OC-BVI continues to apply the equivalent of the cash method with respect to the recognition of revenues from Baughers Bay. Consequently, OC-BVI does not recognize as revenues any amounts to be paid to OC-BVI as a result of the Court ruling until such amounts are paid by the BVI government. To date the BVI government has paid OC-BVI $5 million of the $10.4 million awarded by the Court.

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

We account for our investment in OC-BVI in accordance with the equity method of accounting for investments in common stock. This method requires recognition of a loss on an equity investment that is other than temporary, and indicates that a current fair value of an equity investment that is less than its carrying amount may indicate a loss in the value of the investment. To test for possible impairment of our investment in OC-BVI, we estimate its fair value as of the end of each fiscal quarter. In making this estimate, we calculate the expected cash flows from our investment in OC-BVI by (i) estimating the expected cash flows from OC-BVI’s contract with the BVI government to supply water from its Bar Bay plant; (ii) identifying various possible outcomes of the Baughers Bay litigation and estimating the expected cash flows associated with each possible outcome; and (iii) assigning a probability to each Baughers Bay outcome and associated expected cash flows based upon discussions held to date by OC-BVI’s management with the BVI government and OC-BVI’s legal counsel. The resulting probability-weighted sum represents the expected cash flows, and our best estimate of future cash flows, to be derived from our investment in OC-BVI, which are present-valued to estimate OC-BVI’s fair value. After considering the impact of the September and October 2009 rulings of the Court and the decision by the BVI government to enter into the agreement with another company to build a new plant to serve Tortola, we determined that the carrying value of our investment in OC-BVI exceeded the estimated fair value for our investment in OC-BVI and therefore recognized impairment losses aggregating approximately $4.7 million for the year ended December 31, 2009.

Based upon the estimated fair value determined as of December 31, 2010 and the developments since that date to the date of this filing, we concluded that no impairment loss was required to be recognized on our investment in OC-BVI during the year ended December 31, 2010 or the nine months ended September 30, 2011. These conclusions assume that the BVI government will fulfill its obligations under a contract for the Bar Bay plant and that OC-BVI will collect all of the $10.4 million awarded by the Court (of which only $5 million has been received to date). The Appellate Court could ultimately overturn the ruling of the Court or the Appellate Court could reduce the amount awarded to OC-BVI under the Court order, or the BVI government could fail to honor the terms of its agreement for water supplied by OC-BVI’s Bar Bay plant. If any of these events occur the actual cash flows from OC-BVI could vary materially from the expected cash flows we used in determining OC-BVI’s fair value as of September 30, 2011 and we would be required to record an additional impairment loss to reduce the carrying value of our investment in OC-BVI. Such impairment loss would reduce our earnings and could have a material adverse impact on our results of operations and financial condition.

Renewal of Retail License

We provide water to retail customers on Grand Cayman Island under a license agreement issued to us in July 1990 by the Cayman Islands government that grants us the exclusive right to provide water to retail customers within our licensed service area. Our service area is comprised of an area on Grand Cayman that includes the Seven Mile Beach and West Bay areas, two of the three most populated areas in the Cayman Islands. For the three months ended September 30, 2011 and 2010, we generated approximately 41% and 40%, respectively, of our consolidated revenues and approximately 46% and 50%, respectively, of our consolidated gross profits from the retail water operations conducted pursuant to our exclusive license. For the nine months ended September 30, 2011 and 2010, the Company generated approximately 44% of its consolidated revenues and approximately 52% and 54%, respectively, of its consolidated gross profits from the retail water operations conducted pursuant to Cayman Water’s exclusive license. We have a right of first refusal to renew the license on terms that are no less favorable than those that the government offers to any third party unless we default on any of the terms of the license.

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

Mexico Affiliate

In May 2010, we acquired, through our wholly-owned Netherlands subsidiary, Consolidated Water Cooperatief, U.A., a 50% interest in N.S.C. Agua, S.A. de C.V. (“NSC”), a Mexican company. NSC has been formed to pursue a project encompassing the construction, ownership and operation of a 100 million gallon per day seawater reverse osmosis desalination plant to be located in northern Baja California, Mexico and an accompanying pipeline to deliver water to the U.S. border. We and our partner in NSC believe such a project can be successful due to what we anticipate will be a growing need for a new potable water supply for the areas of northern Baja California, Mexico and Southern California, United States. To complete this project, we have engaged an engineering group with extensive regional experience and have partnered with Doosan Heavy Industries and Construction, a global leader in the engineering, procurement and construction of large seawater desalination plants. Once completed, we would operate the plant while retaining a minority position in its ownership. NSC is in the development stage and is presently seeking contracts for the purchase of electric power and feed water sources for the plant’s proposed operations. NSC has obtained purchase contracts for sufficient land on which to build the plant. This land is presently registered as communal property under the Mexican agrarian land regime, and the sellers are in the process of transferring title for the land to private ownership. Under Mexican law, certain municipal and state agencies have the right of first refusal for a specific period of time to purchase the land from the present owners. In addition to obtaining these contracts, NSC will be required to complete various other steps before it can commence construction of the plant and pipeline including, but not limited to, obtaining approvals and permits from various governmental agencies in Mexico and the United States, securing contracts with its proposed customers to sell water in sufficient quantities and at prices that make the project financially viable, and obtaining equity and debt financing for the project. NSC’s potential customers will also be required to obtain various governmental permits and approvals in order to purchase water from NSC.

For our 50% interest in NSC, we have agreed to provide initial funding of $4 million in the form of equity for NSC’s development activities. Because we exercise effective financial control over NSC and our partner in NSC do not participate in funding the first $4 million in losses that NSC may incur, we consolidate NSC’s results of operations. Included in our consolidated results of operations for the three and nine months ended September 30, 2011 is approximately $191,000 and $1.9 million in general and administrative expenses, consisting of organizational, legal, accounting, engineering, consulting and other costs relating to the project development activities of NSC. We met our initial funding commitment of $4 million as of June 30, 2011.

We have determined that completing NSC’s development activities will require significantly more funding than has been expended to date.  Assuming sufficient development funding is obtained, we estimate that it will take approximately one year from the receipt of such funding for NSC to complete all of the activities (which include purchasing the land for the plant, securing feed water and power supplies, completing the engineering and feasibility studies, negotiating customer contracts, obtaining required regulatory permits and arranging the project financing) necessary to commence construction of the plant. However, completing these activities could take longer than one year.

Due to the inability of NSC to secure this additional development funding and to address the remaining uncertainties associated with completing the project in a timely manner, we have given a third party, who is a related party to our partner in NSC, an option that expires on November 21, 2011, to purchase our NSC shares for an amount substantially less than the $4 million in costs that we have incurred on this project. If this option is not exercised, we may pursue other alternatives, including but not limited to, (i) seeking other interested buyers for our shares, (ii) restructuring NSC, or (iii) ceasing the operations of NSC, and may be required to expense approximately $606,000 of NSC-related assets included in our September 30, 2011 condensed consolidated balance sheet.

CW-Belize

By Statutory Instrument No. 81 of 2009, the Minister of Public Utilities of the government of Belize published an order, the Public Utility Provider Class Declaration Order, 2009 (the “Order”), which as of May 1, 2009 designated CW-Belize as public utility provider under the laws of Belize. With this designation, the Public Utilities Commission of Belize (the “PUC”) has the authority to set the rates charged by CW-Belize and to otherwise regulate its activities. On November 1, 2010, CW-Belize received a formal complaint from the PUC alleging that CW-Belize was operating without a license under the terms of the Water Industry Act. CW-Belize applied for this license in December 2010. On July 29, 2011 the PUC issued the San Pedro Public Water Supply Quality and Security Complaint Order (the “Second Order”) which among other things requires that (i) CW-Belize and its customer jointly make a submission to the responsible Minister requesting that the area surrounding CW-Belize’s seawater abstraction wells be designated a forest reserve or national park and be designated a Controlled Area under section 58 of the Water Industry Act, (ii) CW-Belize submit an operations manual for CW-Belize’s desalination plant to the PUC for approval, (iii) CW-Belize and its customer modify the water supply agreement between the parties to (a) include new water quality parameters included in the Order and (b) cap the current exclusive water supply arrangement in the agreement at maximum of 450,000 gallons per day, (iv) CW-Belize keeps a minimum number of replacement seawater RO membranes in stock at all times and (v) CW-Belize takes possession of and reimburses the PUC for certain equipment which the PUC purchased from a third-party in late 2010. CW-Belize has applied for declaratory judgment and has been granted a temporary injunction to stay the enforcement of the Second Order by the PUC until such time as the matter can be heard by the Belize courts. We are presently unable to determine what impact the Order and the Second Order will have on our results of operations, financial position or cash flows.

On July 25, 2011, we learned through the local press that the Government of Belize has tabled in the House of Assembly the Belize Constitution (Ninth Amendment) Act 2011 (the “Act”), which if passed, would modify the Constitution of Belize and require that all public utility providers as defined in the Act be majority-owned and controlled by the Government of Belize. Although we have been designated a public utility provider by the PUC, we do not believe that it is presently the Government of Belize’s intention to designate CW-Belize as a public utility provider for the purposes of the Act. However, we are not able at this time to determine what impact this legislation will have on CW-Belize.

Transfers of U.S. dollars from CW-Belize to our other subsidiaries require authorization in advance from the Central Bank of Belize.

Blue Hills plant expansion

CW-Bahamas’ water supply agreement with the Water and Sewerage Corporation of The Bahamas (the “WSC”) for its Blue Hills plant was amended effective January 31, 2011. Under the terms of the amended agreement, we were required to expand the production capacity of the Blue Hills plant to 12 million U.S. gallons per day on or before September 30, 2011. If this expansion was not completed by November 1, 2011, we were liable for liquidated damages at the rate of $5,000 for each day until the expansion is completed. After the expansion is completed, we will be required to deliver, and the WSC will be required to purchase, a minimum of 63 million U.S. gallons per week. The term of the water supply agreement will be extended at the date that the expansion is completed for a period of twenty years, or until the plant has delivered approximately 65.5 billion U.S. gallons of water, whichever occurs later.

The Blue Hills plant expansion was operational but not complete as of November 1, 2011. However, we expect that the period for which liquidated damages could be assessed, if any, will not be lengthy.  We have obtained a commitment for $10 million in new financing from Scotiabank for the construction of this expansion and expect to utilize this commitment in late 2011. Construction in progress as of September 30, 2011 includes approximately $9.6 million related to the Blue Hills plant expansion.

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

Dividends

•	On January 31, 2011, we paid a dividend of $0.075 to shareholders of record on January 1, 2011.
•	On April 30, 2011, we paid a dividend of $0.075 to shareholders of record on April 1, 2011.
•	On July 31, 2011, we paid a dividend of $0.075 to shareholders of record on July 1, 2011.
•	On October 31, 2011, we paid a dividend of $0.075 to shareholders of record on October 1, 2011.

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

We provide water to retail customers on Grand Cayman Island under a license agreement issued to us in July 1990 by the Cayman Islands government that grants us the exclusive right to provide water to retail customers within our licensed service area. Our service area is comprised of an area on Grand Cayman that includes the Seven Mile Beach and West Bay areas, two of the three most populated areas in the Cayman Islands. For the three months ended September 30, 2011 and 2010, we generated approximately 41% and 40%, respectively, of our consolidated revenues and approximately 46% and 50%, respectively, of our consolidated gross profits from the retail water operations conducted pursuant to our exclusive license. For the nine months ended September 30, 2011 and 2010, the Company generated approximately 44% of its consolidated revenues and approximately 52% and 54%, respectively, of its consolidated gross profits from the retail water operations conducted pursuant to Cayman Water’s exclusive license. We have a right of first refusal to renew the license on terms that are no less favorable than those that the government offers to any third party unless we default on any of the terms of the license.

This license was set to expire on July 10, 2010, however, we and the Cayman Islands government have agreed in correspondence to extend the license four times in order to provide sufficient time to negotiate the terms of a new license agreement. The previous extension of the term of the license expired on July 4, 2011. However, Cayman Water continued to produce and supply water to the service area specified in the license in accordance with the terms and conditions of the original July 1990 license. In a letter dated July 19, 2011, the Water Authority-Cayman notified Cayman Water that the license had been extended until January 31, 2012 and that such extension was granted to allow negotiations for a new long-term license agreement to continue, without affecting the provision of water production and supply services in Cayman Water’s service area.

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

In October 2006, the British Virgin Islands government notified OC-BVI that it was asserting a purported right of ownership of OC-BVI’s desalination plant in Baughers Bay, Tortola pursuant to the terms of a 1990 Agreement. Early in 2007, the British Virgin Islands government unilaterally took the position that until such time as a new agreement is reached on the ownership of the Baughers Bay plant and for the price of the water produced by the plant, the BVI government would only pay that amount of OC-BVI’s invoices that the BVI government purports constitutes OC-BVI’s costs of producing the water. Payments made by the BVI government to OC-BVI since the BVI government’s assumption of this reduced price were sporadic. On November 22, 2007, OC-BVI’s management was informed that the BVI government had filed a lawsuit with the Eastern Caribbean Supreme Court (the “Court”) seeking ownership and possession of the Baughers Bay plant. OC-BVI counterclaimed that it was entitled to continued possession and operation of the Baughers Bay plant until the BVI government pays OC-BVI approximately $4.7 million, which it believed represented the value of the Baughers Bay plant at its present expanded production capacity. OC-BVI also took the legal position that since the BVI government never paid the $1.42 million to purchase the Baughers Bay plant, the 1990 Agreement terminated on May 31, 1999, which was eight months after the date that the Ministry provided written notice of its intention to purchase the plant.

On July 4, 2008, OC-BVI filed a claim with the Court, and on April 22, 2009 amended and increased this claim, seeking recovery of amounts for water sold and delivered to the BVI government from the Baughers Bay plant through May 31, 2009 based upon the contract prices in effect before the BVI government asserted its purported right of ownership of the plant.

The Court held a trial in July 2009 to address both the Baughers Bay ownership issue and OC-BVI’s claim for payment of amounts owed for water sold and delivered to the BVI government and on September 17, 2009, the Court issued a preliminary ruling with respect to this litigation. The Court determined that the BVI government was entitled to immediate possession of the Baughers Bay plant and dismissed OC-BVI’s claim for compensation of approximately $4.7 million for improvements to the plant. However, the Court determined that OC-BVI was entitled to full payment of water invoices issued up to December 20, 2007, which had been calculated under the terms of the original 1990 water supply agreement, and ordered the BVI government to make an immediate interim payment of $5.0 million to OC-BVI for amounts owed to OC-BVI. The Court deferred deciding the entire dispute between the parties until it could conduct a hearing to determine the reasonable rate for water produced by OC-BVI for the period from December 20, 2007 to the present.

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

On October 28, 2009, OC-BVI filed an appeal with the Eastern Caribbean Court of Appeals (the “Appellate Court”) asking the Appellate Court to review the September 17, 2009 ruling by the Eastern Caribbean Supreme Court as it relates to OC-BVI’s claim for compensation for improvements to the Baughers Bay plant. On October 29, 2009, the BVI government filed an appeal with the Appellate Court seeking the Appellate Court’s review of the September 17, 2009 ruling of the Court that the BVI government pay OC-BVI the reasonable rate for water produced by OC-BVI for the period subsequent to December 20, 2007. The BVI government is requesting a ruling from the Appellate Court that the BVI government should only pay OC-BVI the actual cost of water produced at the plant. In March 2011, the BVI government filed an application with the Appellate Court for a stay of execution of the judgments of the Court in order to defer any further payments of amounts under the Court order until such time as the Appellate Court rules on the appeal. On September 30, 2011, the Appellate Court conducted its hearing of the arguments of both parties under their respective appeals.  We expect the Appellate Court to issue its ruling on these appeals by the end of 2011.

After considering the impact of the September and October 2009 rulings of the Court of the Caribbean relating to the Baughers Bay dispute and the announcement by the BVI government in February 2010 that it had signed a long-term contract with another company for the construction and operation of a new water plant to serve Tortola, we determined that the carrying value of our investment in OC-BVI exceeded the estimated fair value for our investment in OC-BVI and therefore recognized impairment losses aggregating approximately $4.7 million for the year ended December 31, 2009 to reduce our investment in OC-BVI to its estimated fair value. The remaining carrying value of our investment in OC-BVI of $6.7 million as of September 30, 2011 assumes OC-BVI will collect in full the remaining $5.4 million awarded by the Court and will not be required to return any of the $5.0 million paid to date by the BVI government under the Court order. Should the BVI government be successful in its appeal to reduce the $10.4 million award, we will be required to record an additional impairment charge in an amount approximately equal to any reduction in the amount previously awarded. Such impairment loss would reduce our earnings and could have a significant adverse impact on our results of operations, financial condition and cash flows.

Potential government decisions, actions and regulations could negatively affect our operations.

We are subject to the local regulators of the Cayman Islands, Belize, the British Virgin Islands and The Bahamas, all of which are subject to change.  Any government that regulates our operations may issue legislation or adopt new regulations, including but not limited to:

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the nine months ended September 30, 2011, we issued 7,455 shares of preferred stock to 67 employees for services rendered.  An additional 890 shares of preferred stock were issued for cash to 7 of the 67 employees at a price of $7.35 per share. The issuance of the preferred stock to 65 of the employees was exempt from registration under Regulation S promulgated under the Securities Act of 1933 (the "Securities Act') because the shares were issued outside of the United States to non-US persons (as defined in Regulation S). Two of the employees are US persons and the issuance of the shares to them was exempt under Section 4(2) of the Securities Act.

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

Date: November 9, 2011