Form 10-K
period 2011-12-31
CONSOLIDATED WATER CO LTD
filed 2012-03-15
CIK 928340

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑      No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☑

The aggregate market value of common stock held by non-affiliates of the registrant, based on the closing sales price for the registrant’s common shares, as reported on the NASDAQ Global Select Market on June 30, 2011, was $132,171,491.

As of March 9, 2012, 14,568,696 shares of the registrant’s common shares were outstanding.

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

Our Netherlands subsidiary conducts business in U.S. dollars and Euros and our Mexico affiliate conducts business in U.S. dollars and Mexican pesos.

PART I

ITEM 1. BUSINESS

Overview

We develop and operate seawater desalination plants and water distribution systems in areas where naturally occurring supplies of potable water are scarce or nonexistent. Through our subsidiaries and affiliates, we operate 14 reverse osmosis desalination plants and provide the following services to our customers in the Cayman Islands, the Bahamas, Belize, and the British Virgin Islands:

•	Retail Water Operations. We produce and supply water to end-users, including residential, commercial and government customers in the Cayman Islands under an exclusive retail license issued by the government to provide water in two of the most populated and rapidly developing areas in the Cayman Islands. In 2011, our retail water operations generated approximately 42% of our consolidated revenues.

•	Bulk Water Operations. We produce and supply water to government-owned distributors in the Cayman Islands, Belize and the Bahamas. In 2011, our bulk water operations generated approximately 56% of our consolidated revenues.

•	Services Operations. We provide engineering and management services for desalination projects, including designing and constructing desalination plants and managing and operating desalination plants owned by other companies. In 2011, our services operations generated approximately 2% of our consolidated revenues.

•	Affiliate Operations. We have three affiliates. (1) We own 50% of the voting rights and 43.5% of the equity rights of Ocean Conversion (BVI) Ltd. (“OC-BVI”), which produces and supplies bulk water to the British Virgin Islands Water and Sewerage Department. (2) We own 40% of the voting rights of Consolidated Water (Bermuda) Limited, which constructed and sold a plant to the Bermuda government and operated the plant on the government’s behalf from the second quarter of 2009 through the termination of the agreement on June 30, 2011. As a result of the termination of the agreement with the Bermuda government, we do not expect to receive any future fees or revenues from CW-Bermuda. (3) In May 2010, we acquired, through our wholly-owned Netherlands subsidiary, Consolidated Water Cooperatief, U.A., a 50% interest in N.S.C. Agua, S.A. de C.V., (“NSC”) a Mexican company. NSC has been formed to pursue a project encompassing the construction, ownership and operation of a 100 million gallon per day seawater reverse osmosis desalination plant to be located in northern Baja California, Mexico and an accompanying pipeline to deliver water to the U.S. border. The project is in the development stage and NSC does not presently generate any operating revenues.

As of December 31, 2011, the number of plants we, or our affiliates, operate in each country and the production capacities of these plants are as follows:

Location	Plants	Capacity(1)
Cayman Islands	8	10.2
Bahamas	3	15.2
Belize	1	0.6
British Virgin Islands	2	0.8
Total	14	26.8

(1)	In millions of U.S. gallons per day.

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

• Penetrating new markets. We plan to continue to seek opportunities to profitably expand our operations into new markets that have significant unfulfilled demands for potable water.  These markets include the rest of the Caribbean, North, Central and South America, Mexico, Asia and elsewhere that we can provide water on a profitable basis and in favorable regulatory environments.  We may pursue these opportunities either on our own or through joint ventures and strategic alliances.

• Broadening our existing and future operations into complementary services. We continue to consider and pursue opportunities to leverage our water-related expertise to enter complementary service industries, such as wastewater management.

Our Company

We conduct our operations in the Cayman Islands, The Bahamas, the British Virgin Islands, Belize, and the United States through the following principal operating subsidiaries and affiliates:

5

•	Cayman Water Company Limited (“Cayman Water”). Cayman Water operates under an exclusive retail license granted by the Cayman Islands government to provide water to customers within a prescribed service area on Grand Cayman that includes the Seven Mile Beach and West Bay areas, two of the three most populated areas in the Cayman Islands. The only non-government owned public water utility on Grand Cayman, Cayman Water owns and operates four desalination plants.

•	Ocean Conversion (Cayman) Limited (“OC-Cayman”). OC-Cayman provides bulk water under various licenses and agreements to the Water Authority-Cayman, a government-owned utility and regulatory agency, which distributes the water to properties located outside our exclusive retail license service area in Grand Cayman. OC-Cayman operates four desalination plants owned by the Water Authority-Cayman.

•	Consolidated Water (Bahamas) Limited (“CW-Bahamas”). We own a 90.9% equity interest in CW-Bahamas, which provides bulk water under long-term contracts to the Water and Sewerage Corporation of The Bahamas, a government agency. CW-Bahamas owns and operates our largest desalination plant and two other desalination plants. CW-Bahamas pays fees to two of our other subsidiaries for certain administrative services.

•	Consolidated Water (Belize) Limited (“CW-Belize”). CW-Belize, (formerly Belize Water Limited), owns and operates one desalination plant and has an exclusive contract to provide bulk water to Belize Water Services Ltd., a water distributor that serves residential, commercial and tourist properties in Ambergris Caye, Belize.

•	Aquilex, Inc. This subsidiary, a United States company, provides financial, engineering and supply chain management support services to our subsidiaries and affiliates.

•	Ocean Conversion (BVI) Ltd. (“OC-BVI”). We own 50% of the voting stock of our affiliate, OC-BVI, a British Virgin Islands company, which sells bulk water to the Government of The British Virgin Islands Water and Sewerage Department. We own an overall 43.5% equity interest in OC-BVI’s profits and certain profit sharing rights that raise our effective interest in OC-BVI’s profits to approximately 45%. OC-BVI also pays our subsidiary DesalCo Limited fees for certain engineering and administrative services. We account for our investment in OC-BVI under the equity method of accounting.

•	DesalCo Limited (“DesalCo”). A Cayman Islands company, DesalCo provides management, engineering and construction services for desalination projects.

•	Consolidated Water (Bermuda) Limited (“CW-Bermuda”). In January 2007, our affiliate, Consolidated Water (Bermuda) Limited (“CW-Bermuda”) entered into a design, build, sale and operating agreement with the Government of Bermuda for a desalination plant to be built in two phases at Tynes Bay along the northern coast of Bermuda. Under the agreement, CW-Bermuda constructed and operated the plant from the second quarter of 2009 through the termination of the agreement on June 30, 2011. We entered into a management services agreement with CW-Bermuda for the design, construction and operation of the Tynes Bay plant, under which we received fees for direct services, purchasing activities and proprietary technology. Although we own only 40% of the common shares of CW-Bermuda, we consolidate its results in our consolidated financial statements as we are its primary financial beneficiary. As a result of the termination of our agreement with the Bermuda government, we do not expect to receive any future fees or revenues from CW-Bermuda.

•

Consolidated Water Cooperatief, U.A. (“CW-Coop”).  CW-Coop is a wholly-owned Netherlands subsidiary organized in 2010.  In May 2010, CW-Coop acquired a 50% interest in N.S.C. Agua, S.A. de C.V., (“NSC”) a Mexican company. NSC has been formed to pursue a project encompassing the construction, ownership and operation of a 100 million gallon per day seawater reverse osmosis desalination plant to be located in northern Baja California, Mexico and accompanying pipeline to deliver water to the U.S. border. The project is currently in the development stage and NSC does not generate any operating revenues. As we have provided and will continue to provide all of NSC’s development funding we consolidate its results in our consolidated financial statements.

Our Operations

We have three principal business segments: retail water operations, bulk water operations and services operations. Our retail water operations supply water to end-users, including residential, commercial and government customers. Through our bulk water operations we supply water to government owned distributors. Our retail and bulk operations serve customers in the Cayman Islands, Belize, the British Virgin Islands and The Bahamas. Our services operations provide engineering and management services, which include designing and constructing desalination plants, and managing and operating plants owned by other companies.

For fiscal year 2011, our retail water, bulk water and service operations generated approximately 42%, 56% and 2%, respectively, of our consolidated revenues. For information about our business segments and geographical information about our operating revenues and long-lived assets, see Note 16 to our consolidated financial statements at Item 8 of this Annual Report.

Retail Water Operations

For fiscal years 2011, 2010 and 2009, our retail water operations accounted for approximately 42%, 43% and 40%, respectively, of our consolidated revenues. This business in the Cayman Islands produces and supplies water to end-users, including residential, commercial and government customers.

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

Under our license, we pay a royalty to the government of 7.5% of our gross retail water sales revenues (excluding energy adjustments). The selling prices of water sold to our customers are determined by license and vary depending upon the type and location of the customer and the monthly volume of water purchased. The license provides for an automatic adjustment for inflation or deflation on an annual basis, subject to temporary limited exceptions, and an automatic adjustment for the cost of electricity on a monthly basis. The Water Authority-Cayman, on behalf of the government, reviews and confirms the calculations of the price adjustments for inflation and electricity costs. If we want to adjust our prices for any reason other than inflation or electricity costs, we have to request prior approval of the Cabinet of the Cayman Islands government. Disputes regarding price adjustments are referred to arbitration. Our last price increase, requested in June 1985, was granted in full.

This license was set to expire on July 10, 2010; however, the Company and the Cayman Islands government have agreed in correspondence to extend the license seven times in order to provide sufficient time to negotiate the terms of a new license agreement. We were advised by a letter dated February 16, 2012 from Water Authority-Cayman that the government had approved an extension of the license until June 30, 2012. We are currently waiting for the government to execute such license extension.

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

We have been informed during our retail license renewal negotiations conducted with representatives of the Cayman Islands government that the Cayman Islands government seeks to restructure the terms of our license to employ a “rate of return on invested capital model” similar to that governing the sale of water to many U.S. municipalities. We have formally objected to the implementation of a “rate of return on invested capital model” on the basis that we believe that such a model would not promote the efficient operation of our water utility and could ultimately increase water rates to our customers. We believe such a model, if ultimately implemented, could significantly reduce the operating income and cash flows we have historically generated from our retail license and could require us to record an impairment loss to reduce the $1.2 million carrying value of our retail segment’s goodwill.

If a new long-term license agreement is not entered into with the government, we would retain a right of first refusal to renew the license on terms that are no less favorable than those that the government might offer in the future to a third party.  See further discussion of this matter at Item 1.A. “Risk Factors.”

Facilities

Our retail operations in the Cayman Islands currently produce potable water at four reverse osmosis seawater conversion plants in Grand Cayman located at our Abel Castillo Water Works (“ACWW”, formerly Governor’s Harbour), Britannia and West Bay sites. We own the land for our ACWW and West Bay plants and have entered into a lease for the land for our Britannia plant until January 1, 2027. The current production capacity of the two plants located at ACWW is 2.2 million U.S. gallons of water per day.  The production capacity of the Britannia plant is 715,000 U.S. gallons of water per day. The production capacity of the West Bay plant is 910,000 U.S. gallons of water per day.

Electricity to our plants is supplied by Caribbean Utilities Co. Ltd., a publicly traded utility company. At all of our four retail plant sites we maintain diesel driven, standby generators with sufficient capacity to operate our distribution pumps and other essential equipment during any temporary interruptions in electricity supply. Standby generation capacity is also maintained at our West Bay Plant and ACWW plants to operate a portion of the water production capacity as well.

In the event of an emergency, our distribution system is connected to the distribution system of the Water Authority-Cayman. In prior years we have purchased water from the Water Authority-Cayman for brief periods of time. We have also sold potable water to the Water Authority-Cayman from our retail plants.

Our pipeline system in the Cayman Islands covers the Seven Mile Beach and West Bay areas of Grand Cayman and consists of approximately 71 miles of polyvinyl chloride and polyethylene pipeline. We extend our distribution system periodically as demand warrants. We have a main pipe loop covering the Seven Mile Beach and West Bay areas. We place extensions of smaller diameter pipe off our main pipe to service new developments in our service area. This system of building branches from the main pipe keeps construction costs low and allows us to provide service to new areas in a timely manner. During 2011, we completed a number of small pipeline extensions into newly developed properties within our distribution system. Developers are responsible for laying the pipeline within their developments at their own cost, but in accordance with our specifications. When a development is completed, the developer then transfers operation and maintenance of the pipeline to us.

We have a comprehensive layout of our pipeline system, superimposed upon digital aerial photographs, which is maintained using a computer aided design system. This system is interconnected with a computer generated hydraulic model, which allows us to accurately locate pipes and equipment in need of repair and maintenance. It also helps us to plan extensions and upgrades.

Customers

We enter into contracts with hotels, condominiums, residential homes and other properties located in our existing licensed area to provide potable water. In the Seven Mile Beach area, our primary customers are the hotels and condominium complexes that serve the tourist industry. In the West Bay area, our primary customers are residential homes.

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

We bill our customers on a monthly basis based on metered consumption and bills are typically collected within 30 to 35 days after the billing date and receivables not collected within 45 days subject the customer to disconnection from water service. In 2011, 2010 and 2009, bad debts represented less than 1% of our total annual retail sales. In addition to their past due invoice balance, customers that have had their service disconnected must pay re-connection charges.

The following table sets forth our approximate total number of customer connections as of, and for the indicated years ended December 31:

Retail Water Customer Connections

	2011	2010	2009	2008	2007
Number of Customer Connections	5,200	5,100	5,000	4,600	4,600

The table above does not precisely represent the actual number of customers or facilities that we serve. For example, in hotels and condominiums, we may only have a single customer (e.g. the operator of the hotel or the condominium) while supplying water to all of the units within that hotel or condominium development. Historically, demand on our pipeline distribution has varied throughout the year. Demand depends upon the number of tourists visiting and the amount of rainfall during any particular time of the year. In general, the majority of tourists come from the United States during the winter months.

Bulk Water Operations

For fiscal years 2011, 2010 and 2009, our bulk water operations accounted for approximately 56%, 50% and 45%, respectively, of our consolidated revenues and are comprised of businesses in the Cayman Islands, The Bahamas and Belize. These businesses produce potable water from seawater and sell this water to governments and private customers.

Bulk Water Operations in the Cayman Islands

We sell bulk water in the Cayman Islands through our wholly-owned subsidiary OC-Cayman.

Facilities

We operate and sell water from four reverse osmosis seawater conversion plants in Grand Cayman that are owned by the Water Authority-Cayman: the Red Gate, Lower Valley, North Sound and North Side Water Works plants, which have production capacities of approximately 1.3 million, 1.1 million, 1.6 million and 2.4 million U.S. gallons of water per day, respectively. The North Side Water Works (“NSWW”) plant was commissioned in June 2009. The Red Gate plant was temporarily de-commissioned in December 2009 in order to carry out extensive rehabilitative and upgrade work to the plant as part of a new seven year operating contract with the Water Authority-Cayman. The refurbished Red Gate plant was re-commissioned in July 2010. The plants that we operate for the Water Authority-Cayman are located on land owned by the Water Authority-Cayman.

Customers

We provide bulk water on a take-or-pay basis to the Water Authority-Cayman, a government owned utility and regulatory agency, under various licenses and agreements. The Water Authority-Cayman in turn distributes that water to properties in the parts of Grand Cayman that are outside of our retail license area.

The current operating agreement for the Red Gate plant began on July 2, 2010 for a period of seven years.

The current operating agreement for the North Sound plant was extended on April 1, 2007 for a period of seven years.

The current operating agreement for the Lower Valley plant was extended on January 12, 2006 for a period of seven years.

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

Electricity to our plant is supplied by Belize Electricity Limited. At the plant site, we maintain a diesel driven, standby generator with sufficient capacity to operate our water production equipment during any temporary interruption in the electricity supply. Feed water for the reverse osmosis units is drawn from deep wells with associated pumps on the property. Reject water is discharged into a well on the property at a level below that of the feed water intakes.

Customers

We are the exclusive provider of water in Ambergris Caye, Belize to Belize Water Services Ltd. (“BWSL”), a government controlled entity which distributes the water through its own pipeline system to residential, commercial and tourist properties. BWSL distributes our water primarily to residential properties, small hotels, and businesses that serve the tourist market. The base price of water supplied, and adjustments thereto, are determined by the terms of the contract, which provides for annual adjustments based upon the movement in the government price indices specified in the contract, as well as monthly adjustments for changes in the cost of diesel fuel and electricity. Demand is less cyclical than in our other locations due to a higher proportion of residential to tourist demand.

We have an exclusive 23-year contract with BWSL to supply a minimum of 1.75 million U.S. gallons of water per week, or upon demand up to 2.1 million U.S. gallons per week, on a take-or-pay basis. This contract terminates on March 23, 2026. BWSL has the right, with six months advance notice before the termination date, to renew the contract for a further 25-year period on the same terms and conditions. The contract was amended on March 1, 2011 to increase the minimum supply to 290,000 U.S. gallons per day (equal to 2.03 million U.S. gallons per week), or upon demand up to approximately 12.7 million U.S. gallons per month.

Bulk Water Operations in The Bahamas

In The Bahamas, we sell bulk water through our majority-owned subsidiary, CW-Bahamas.

Facilities

We currently supply bulk water in The Bahamas from our Windsor, Blue Hills and Bimini plants. We supply water from our Windsor plant which has a capacity of 3.1 million U.S. gallons per day under the terms of a 15-year water supply agreement with an effective date of March 1998. We supply water from our Blue Hills plant under the terms of a twenty-year water supply agreement dated May 20, 2005, effective July 2006. Prior to 2011, the Blue Hills plant was capable of producing 7.2 million U.S. gallons of potable water per day, and is our largest seawater conversion facility to date. The Blue Hills plant water supply agreement was amended effective January 31, 2011 pursuant to which we increased the production capacity of the Blue Hills plant to 12.0 million U.S. gallons per day during 2011. The term of the water supply agreement will be extended at the date that the expansion is deemed substantially complete for a period of 20-years, or until the plant has delivered approximately 66.9 billion U.S. gallons of water, whichever occurs later. We expect to achieve substantial completion in the first quarter of 2012. The Bimini plant has a capacity of 115,000 U.S gallons per day.

Electricity to our plants is supplied by Bahamas Electricity Corporation. We maintain a standby generator with sufficient capacity to operate essential equipment at our Windsor and Blue Hills plants and are able to produce water with these plants during temporary interruptions in the electricity supply.

Feed water for the reverse osmosis units are drawn from deep wells with associated pumps on the property. Reject water is discharged into wells on the property at a deeper level than the feed water intakes.

Customers

We provide bulk water to the Water and Sewerage Corporation of The Bahamas (“WSC”), which distributes the water through its own pipeline system to residential, commercial and tourist properties on the Island of New Providence.

We are required to provide the WSC with at least 16.8 million U.S. gallons per week of potable water from our Windsor plant, and the WSC has contracted to purchase at least that amount from us on a take-or-pay basis. This water supply agreement expires on March 1, 2013. At the conclusion of the agreement, the WSC has the option to:

•	extend the agreement for an additional five years at a rate to be negotiated;
•	exercise a right of first refusal to purchase any materials, equipment and facilities that CW-Bahamas intends to remove from the site, and negotiate a purchase price with CW-Bahamas; or
•	require CW-Bahamas to remove all materials, equipment and facilities from the site.

Prior to 2011 we incurred penalties relating to the Windsor plant for not meeting diesel fuel and electricity efficiencies specified in our water sale agreement with the WSC. These penalties totaled $15,713, and $63,433 in 2010 and 2009, respectively. We believe that programs to replace problematic equipment and improve the feed water source of this plant will to allow us to operate without incurring any material penalties in the future.

We were required to provide the WSC with at least 33.6 million U.S. gallons per week of potable water from the Blue Hills plant, and the WSC had contracted to purchase at least that amount from us on a take-or-pay basis. This water supply agreement expired on the later of July 26, 2026 or after the plant had produced 35.0 billion U.S. gallons of water. The Blue Hills plant water supply agreement was amended effective January 31, 2011. Under the terms of the amended agreement we increased the production capacity of the Blue Hills plant to 12.0 million U.S. gallons per day. With this expansion, we are required to deliver and the WSC is required to purchase a minimum of 63.0 million U.S. gallons per week. The term of the water supply agreement will be extended at the date that the expansion is deemed substantially complete for a period of 20-years, or until the plant has delivered approximately 65.7 billion U.S. gallons of water, whichever occurs later. We expect to achieve substantial completion in the first quarter of 2012. At the conclusion of the agreement, the WSC has the option to:

•	extend the agreement for an additional five years at a rate to be negotiated;
•	exercise a right of first refusal to purchase any materials, equipment and facilities that CW-Bahamas intends to remove from the site, and negotiate a purchase price with CW-Bahamas; or
•	require CW-Bahamas to remove all materials, equipment and facilities from the site.

Services Operations

For fiscal years 2011, 2010 and 2009, our services operations accounted for approximately 2%, 7% and 15%, respectively, of our consolidated revenues and are comprised of businesses providing services in the Cayman Islands, The Bahamas, the British Virgin Islands and (through June 30, 2011) Bermuda. These businesses provide engineering and management services, including designing and constructing desalination plants, and managing and operating plants owned by other companies.

Engineering and Management Services Operations

We provide design, engineering and construction services for desalination projects through DesalCo, which is recognized by suppliers as an original equipment manufacturer of reverse osmosis seawater desalination plants for our Company. DesalCo also provides management services to our affiliates.

Aquilex, Inc., our wholly-owned U.S. subsidiary located in Coral Springs, Florida, provides financial, engineering and supply chain support services to our operating segments.

Affiliate Operations

Our affiliate, OC-BVI, sells water to one government customer in the British Virgin Islands. We own 50% of the voting shares of OC-BVI and have an overall 43.5% equity interest in the profits of OC-BVI. We also own separate profit sharing rights in OC-BVI that raise our effective interest in OC-BVI’s profits from 43.5% to approximately 45%. Sage Water Holdings (BVI) Limited (“Sage”) owns the remaining 50% of the voting shares of OC-BVI and the remaining 55% interest in its profits. Under the Articles of Association of OC-BVI, we have the right to appoint three of the six directors of OC-BVI. Sage is entitled to appoint the remaining three directors. In the event of a tied vote of the Board, the President of the Caribbean Water and Wastewater Association, a regional trade association comprised primarily of government representatives, is entitled to appoint a junior director to cast a deciding vote.

We provide certain engineering and administrative services to OC-BVI for a monthly fee and a bonus arrangement which provides for payment of 4.0% of the net operating income of OC-BVI.

We account for our interests in OC-BVI using the equity method of accounting.

Customer

OC-BVI sells bulk water to the Government of The British Virgin Islands Water and Sewerage Department (“BVIW&S”), which distributes the water through its own pipeline system to residential, commercial and tourist properties on the islands of Tortola and Jost Van Dyke in the British Virgin Islands. During 2011, OC-BVI supplied BVIW&S with 180 million U.S. gallons of water from desalination plants located at Bar Bay, Tortola, and the island of Jost Van Dyke in the British Virgin Islands.

Facilities

Through March 2010, OC-BVI operated a seawater reverse osmosis plant at Baughers Bay, Tortola, in the British Virgin Islands, which had a production capacity of 1.7 million U.S. gallons per day. The plant had an advanced energy recovery system, generated its own electrical power on site using two large diesel driven generator units and also purchased electricity from the BVI Electric Co. to power ancillary equipment and provide building lighting.

In October 2006, we were notified by OC-BVI that the Ministry of Communications and Works of the Government of the British Virgin Islands (the “Ministry”) had asserted a purported right of ownership of OC-BVI’s Baughers Bay desalination plant pursuant to the terms of a Water Supply Agreement dated May 1990 (the “1990 Agreement”). In November 2007, the Ministry commenced litigation against OC-BVI in the Eastern Caribbean Supreme Court seeking ownership of the Baughers Bay plant and was awarded ownership and possession of this plant by the Court in October 2009. As a result of the Court decision, OC-BVI ceased operating the Baughers Bay plant on March 29, 2010. See further discussion at “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Material Commitments, Expenditures and Contingencies.”

In 2007, OC-BVI completed the construction of a 720,000 U.S. gallons per day plant at Bar Bay, Tortola, in the British Virgin Islands. This plant began supplying water to the BVI government in January 2009. The definitive contract for the sale of water from this plant was signed on March 4, 2010. The contract has a term of seven years with a seven year renewal option exercisable by the BVI government. We purchase electrical power to operate this plant from BVI Electric Co. and operate diesel engine driven emergency power generators when BVI Electric Co. is unable to provide power to the plant.

OC-BVI’s plant on the island of Jost Van Dyke has a capacity of 60,000 U.S. gallons per day.  This plant operates under a contract with the BVI government that expires July 8, 2013. We purchase electrical power to operate this plant from BVI Electric Co.

Reverse Osmosis Technology

The conversion of seawater to potable water is called desalination. The two primary forms of desalination are distillation and reverse osmosis. Both methods are used throughout the world and technologies are improving to lower the costs of production. Reverse osmosis is a fluid separation process in which the saline water is pressurized and the fresh water is separated from the saline water by passing through a semi-permeable membrane which rejects the salts. The saline water (i.e. seawater) is first passed through a pretreatment system, which generally consists of fine filtration and treatment chemicals, if required. Pre-treatment removes suspended solids and organics which could cause fouling of the membrane surface. Next, a high-pressure pump pressurizes the saline water thus enabling approximately 40% conversion of the saline water to fresh water as it passes through the membrane, while more than 99% of the dissolved salts are rejected and remain in the now concentrated saline water. This remaining feed water which has now been concentrated is discharged without passing through the membrane. The remaining hydraulic energy in the concentrated feed water is transferred to the initial saline feed water with an energy recovery device thus reducing the total energy requirement for the reverse osmosis system. The final step is post-treatment, which consists of stabilizing the produced fresh water, thereby removing undesirable dissolved gases, adjusting the pH and providing chlorination to prepare it for distribution.

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

Seasonal Variations in Our Business

Our operations are affected by the levels of tourism and are subject to seasonal variations in our service areas. Demand for our water in the Cayman Islands, Belize, and the Bahamas is affected by variations in the level of tourism and local weather, primarily rainfall. Tourism in our service areas is affected by the economies of the tourists’ home countries, primarily the United States and Europe, terrorist activity and perceived threats thereof, and increased costs of fuel and airfares. We normally sell more water during the first and second quarters, when the number of tourists is greater and local rainfall is less, than in the third and fourth quarters.

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

The Cayman Islands

The Cayman Islands are a British Overseas Territory and have had a stable political climate since 1670, when the Treaty of Madrid ceded the Cayman Islands to England. The Queen of England appoints the Governor of the Cayman Islands to make laws with the advice and consent of the legislative assembly. The legislative assembly consists of 15 elected members and three members appointed by the Governor from the Civil Service. The Cabinet is responsible for day-to-day government operations. The Cabinet consists of five ministers who are chosen by the legislative assembly from its 15 popularly elected members, and the three Civil Service members. The elected members choose from among themselves a leader, who is designated the Premier, and is in effect the leader of the elected government. The Governor has reserved powers and the United Kingdom retains full control over foreign affairs and defense. The Cayman Islands are a common law jurisdiction and have adopted a legal system similar to that of the United Kingdom.

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

Under the current laws of the Commonwealth of The Bahamas, no income, corporation, capital gains or other taxes are payable by the Company. The Company is required to pay an annual business license fee (the calculation of which is based on the Company’s preceding year’s financial statements) which to date has not been material to the results of our Bahamas operations.

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

The Government of Belize has exempted CW-Belize from certain customs duties and all revenue replacement duties until April 18, 2026, and had exempted CW-Belize from company taxes until January 28, 2006. Belize levies a gross receipts tax on corporations at a rate varying between 0.75% and 25%, depending on the type of business, and a corporate income tax at a rate of 25% of chargeable income. Gross receipts tax payable amounts are credited towards corporate income tax. The Government of Belize also implemented certain environmental taxes and a general sales tax effective July 1, 2006 and increased certain business and personal taxes and created new taxes effective March 1, 2005. Belize levies import duty on most imported items at rates varying between 0% and 45%, with most items attracting a rate of 20%. In 2008, it was determined that the tax exemption was no longer valid and CW-Belize paid approximately $156,000 of business and corporate income tax for the period 2004 through 2008. Under the terms of our water supply agreement with BWSL we are reimbursed by BWSL for all taxes and customs duties that we are required to pay and we record this reimbursement as an offset to our tax expense.

The British Virgin Islands

The British Virgin Islands (the “BVI”) is a British Overseas Territory, with the Queen as the Head of State and Her Majesty’s representative, the Governor, responsible for external affairs, defense and internal security, the Civil Service and administration of the courts.  Since 1967, the BVI has held responsibility for its own internal affairs.

The BVI Constitution provides for the people of the BVI to be represented by a ministerial system of government, led by an elected Premier, a Cabinet of Ministers and the House of Assembly.  The House of Assembly consists of 13 elected representatives, the Attorney General, and the Speaker.

The judicial system, based on English law, is under the direction of the Eastern Caribbean Supreme Court, which includes the High Court of Justice and the Court of Appeal.  The ultimate appellate court is the Privy Council in London.

Market and Service Area

Although we currently operate in the Cayman Islands, Belize, The British Virgin Islands, and The Bahamas, we believe that our potential market consists of any location where there is a need for potable water. The desalination of seawater, either through distillation or reverse osmosis, is the most widely used process for producing fresh water in areas with an insufficient natural supply. We believe our experience in the development and operation of reverse osmosis desalination plants provides us with a significant opportunity to successfully expand our operations beyond the markets in which we currently operate.

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

According to the most recent information published by the Economics and Statistics Office of the Cayman Islands Government, the population of the Cayman Islands was estimated in December 2010 to be approximately 54,397. According to the figures published by the Department of Tourism Statistics Information Center, during the year ended December 31, 2011, tourist air arrivals increased by 7.2% and tourist cruise ship arrivals decreased by 12.0% compared to 2010.

Total visitors for the year decreased from 1.9 million in 2010 to 1.7 million in 2011. We believe that our water sales in the Cayman Islands are more positively impacted by stay-over tourists that arrive by air than by those arriving by cruise ship, since cruise ship tourists generally only remain on the island for one day or less and do not remain on the island overnight. At this time, we believe the stay-over trend will continue through 2012.

Our current operations in Belize are located on Ambergris Caye, which consists of residential, commercial and tourist properties in the town of San Pedro. This town is located on the southern end of Ambergris Caye. Ambergris Caye is one of many islands located east of the Belize mainland and off the southeastern tip of the Yucatan Peninsula. Ambergris Caye is approximately 25 miles long and, according to the Central Statistical Office “Belize: 2010 National Census Overview”, has a population of about 11,510 residents. We provide bulk potable water to BWSL, which distributes this water to this market. BWSL currently has no other source of potable water on Ambergris Caye. Our contract with BWSL makes us their exclusive producer of desalinated water on Ambergris Caye through 2026.

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

Competition

Cayman Islands. Pursuant to our license granted by the Cayman Islands government, we have the exclusive right to provide potable, piped water within our licensed service area on Grand Cayman. At the present time, we are the only non-government-owned public water utility on Grand Cayman. The Cayman Islands government, through the Water Authority-Cayman, supplies water to parts of Grand Cayman located outside of our licensed service area. Although we have no competition within our exclusive retail license service area, our ability to expand our service area is at the discretion of the Cayman Island government. Private residences and commercial multi-unit dwellings up to four units may install water making equipment for their own use. Water plants on premises within our license area and serving only their premises in existence prior to 1991 can be maintained but not replaced or expanded. We are aware of only one such plant currently in operation. The Cayman Islands government, through the Water Authority-Cayman, supplies water to parts of Grand Cayman outside of our licensed service area. We have competed with such companies as GE Water, Veolia, and IDE for bulk water supply contracts with the Water Authority-Cayman.

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

To implement our growth strategy outside our existing operating areas, we will have to compete with some of the same companies we competed with for the Blue Hills project in Nassau, Bahamas such as GE Water, Veolia, IDE Technologies, OHL Inima, and Biwater as well as other smaller companies.  Some of these companies currently operate in areas in which we would like to expand our operations and already maintain worldwide operations having greater financial, managerial and other resources than our company. We believe that our low overhead costs, knowledge of local markets and conditions and our efficient manner of operating desalinated water production and distribution equipment provide us with the capabilities to effectively compete for new projects in the Caribbean basin and other select markets.

Environmental and Health Regulatory Matters

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

We are not aware of any existing or pending environmental legislation which may affect our operations. To date we have not received any complaints from any regulatory authorities.

Employees

As of March 9, 2012, we employed a total of 123 persons, 69 in the Cayman Islands, 22 in The Bahamas, 25 in the United States and seven in Belize. We also managed the five employees of OC-BVI in the British Virgin Islands. We have 11 management personnel and 36 administrative and clerical employees. The remaining employees are engaged in engineering, purchasing, plant maintenance and operations, pipe laying and repair, leak detection, new customer connections, meter reading and laboratory analysis of water quality. None of our employees is a party to a collective bargaining agreement. We consider our relationships with our employees to be good.

Available Information

Our website address is http://www.cwco.com. Information contained on our website is not incorporated by reference into this Annual Report, and you should not consider information contained on our website as part of this Annual Report.

We have adopted a written code of conduct and ethics that applies to all of our employees and directors, including, but not limited to, our principal executive officer, principal financial officer, and principal accounting officer or controller, or persons performing similar functions. The Code of Conduct and Ethics, the charters of the Audit Committee, Compensation Committee, Nominations and Corporate Governance Committee and the Consolidated Water Co. Ltd. Corporate Governance Guidelines of our Board of Directors, are available at the Investors portion of our website.

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

In the Cayman Islands, we provide water to retail customers under a 20-year license issued to us in July 1990 by the Cayman Islands government that grants us the exclusive right to provide water to retail customers within our licensed service area. Our service area is comprised of an area on Grand Cayman that includes the Seven Mile Beach and West Bay areas, two of the three most populated areas in the Cayman Islands. For the year ended December 31, 2011, we generated approximately 42% of our consolidated revenues and 51% of our consolidated gross profits from the retail water operations conducted pursuant to our exclusive license.   If we are not in default of any terms of the license, we have a right of first refusal to renew the license on terms that are no less favorable than those that the government offers to any third party.

This license was set to expire on July 10, 2010, however we and the Cayman Islands government have agreed in correspondence to extend the license seven times in order to provide sufficient time to negotiate the terms of a new license agreement. We were advised by letter dated February 16, 2012 from Water Authority-Cayman that the government had approved an extension of the License until June 30, 2012. We are currently waiting for the government to execute such license extension.

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

We have been informed during our retail license renewal negotiations conducted with representatives of the Cayman Islands government that the Cayman Islands government seeks to restructure the terms of our license to employ a “rate of return on invested capital model” similar to that governing the sale of water to many U.S. municipalities. We have formally objected to the implementation of a “rate of return on invested capital model” on the basis that we believe that such a model would not promote the efficient operation of our water utility and could ultimately increase water rates to our customers. We believe such a model, if ultimately implemented, could significantly reduce the operating income and cash flows we have historically generated from our retail license and could require us to record an impairment loss to reduce the $1.2 million carrying value of our retail segment’s goodwill.  Such impairment loss could be material to our results of operations.

If a new long-term license agreement is not entered into with the government, we would retain a right of first refusal to renew the license on terms that are no less favorable than those that the government might offer in the future to a third party.

If we do not enter into a new license agreement, and no other party is awarded a license, we expect to be permitted to continue to supply water to our service area. However, the terms of such continued supply may not be as favorable to us as the terms in the July 11, 1990 license agreement. It is possible that the government could offer a third party a license to service some or all of our present service area.  In such event, we may assume the license offered to the third party by exercising our right of first refusal. The terms of the new license agreement may not be as favorable to us as the terms under which we are presently operating and could reduce the operating income and cash flows we have historically generated from our retail license and could require us to record an impairment loss to reduce the $1.2 million carrying value of our retail segment’s goodwill. Such impairment loss could be material to our results of operations.

The value of our investment in our affiliate OC-BVI is dependent upon the collection of amounts recently awarded by the Eastern Caribbean Supreme Court.

In October 2006, the British Virgin Islands government notified OC-BVI that it was asserting a purported right of ownership of OC-BVI’s desalination plant in Baughers Bay, Tortola pursuant to the terms of a 1990 Agreement. Early in 2007, the British Virgin Islands government unilaterally took the position that until such time as a new agreement is reached on the ownership of the Baughers Bay plant and for the price of the water produced by the plant, the BVI government would only pay that amount of OC-BVI’s invoices that the BVI government purported constituted OC-BVI’s costs of producing the water. Payments made by the BVI government to OC-BVI since the BVI government’s assumption of this reduced price were sporadic. On November 22, 2007, OC-BVI’s management was informed that the BVI government had filed a lawsuit with the Eastern Caribbean Supreme Court (the “Court”) seeking ownership and possession of the Baughers Bay plant. OC-BVI counterclaimed that it was entitled to continued possession and operation of the Baughers Bay plant until the BVI government paid OC-BVI approximately $4.7 million, which it believed represented the value of the Baughers Bay plant at its present expanded production capacity. OC-BVI also took the legal position that since the BVI government never paid the $1.42 million required under the 1990 Agreement to purchase the Baughers Bay plant, the 1990 Agreement terminated on May 31, 1999, which was eight months after the date that the Ministry provided written notice of its intention to purchase the plant.

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

After conducting hearings in October 2009, the Court ordered the BVI government to pay OC-BVI at the rate of $13.91 per thousand imperial gallons for water produced by OC-BVI for the period subsequent to December 20, 2007, which amounted to a total recovery for OC-BVI of $10.4 million as of September 17, 2009. The BVI government made a payment of $2.0 million to OC-BVI under the Court order during the fourth quarter of 2009, a second payment of $2 million under the Court order in July 2010 and a third payment of $1 million under the Court order in February 2011.

On October 28, 2009, OC-BVI filed an appeal with the Eastern Caribbean Court of Appeals (the “Appellate Court”) asking the Appellate Court to review the September 17, 2009 ruling by the Eastern Caribbean Supreme Court as it relates to OC-BVI’s claim for compensation for improvements to the Baughers Bay plant. On October 29, 2009, the BVI government filed an appeal with the Appellate Court seeking the Appellate Court’s review of the September 17, 2009 ruling of the Court that the BVI government pay OC-BVI the reasonable rate for water produced by OC-BVI for the period subsequent to December 20, 2007. The BVI government is requesting a ruling from the Appellate Court that the BVI government should only pay OC-BVI the actual cost of water produced at the plant. In March 2011, the BVI government filed an application with the Appellate Court for a stay of execution of the judgments of the Court in order to defer any further payments of amounts under the Court order until such time as the Appellate Court rules on the appeal. On September 30, 2011, the Appellate Court conducted its hearing of the arguments of both parties under their respective appeals.  While we anticipated that the Appellate Court would issue its ruling on these appeals by the end of 2011, no ruling has been issued to date. We have not been informed when to expect the Appellate Court to issue its ruling.

After considering the impact of the September and October 2009 rulings of the Court of the Caribbean relating to the Baughers Bay dispute and the announcement by the BVI government in February 2010 that it had signed a long-term contract with another company for the construction and operation of a new water plant to serve Tortola, we determined that the carrying value of our investment in OC-BVI exceeded the estimated fair value for our investment in OC-BVI and therefore recognized impairment losses aggregating approximately $4.7 million for the year ended December 31, 2009 to reduce our investment in OC-BVI to its estimated fair value. The remaining carrying value of our investment in OC-BVI of $6.6 million as of December 31, 2011 assumes OC-BVI will collect in full the remaining $5.4 million awarded by the Court and will not be required to return any of the $5.0 million paid to date by the BVI government under the Court order. Should the BVI government be successful in its appeal to reduce the $10.4 million award, we will be required to record charges that will reduce our earnings by an amount equal to approximately 44% of any reduction of the $10.4 million previously awarded by the Court. Such charges could have a significant adverse impact on our results of operations, financial condition and cash flows.

The staff of the SEC is presently reviewing our goodwill impairment testing for 2011, and we could ultimately be required to record an impairment charge to reduce the carrying value of this asset.

The market price of our common stock has declined over the past twelve months and at times during this period, our market capitalization has been less than the carrying value of our stockholders equity. The staff of the Division of Corporation Finance of the U.S. Securities and Exchange Commission (the “Staff”) has inquired (through comment letters issued in connection with their periodic reviews of our recent annual and quarterly filings) as to what consideration we have given to recognizing an impairment of our goodwill in light of the extent, and the duration of time, our market capitalization has been below the carrying value of our stockholders equity.

We have responded to the Staff that, based upon our impairment testing for 2011, we have concluded that our goodwill was not impaired as of December 31, 2011. At their request, we have provided the Staff with the supporting calculations, assumptions and methodologies utilized for our 2011 goodwill impairment testing. The Staff is presently reviewing this information.

Our goodwill amounted to $3,587,754 as of December 31, 2011. While we have concluded that this goodwill was not impaired as of December 31, 2011, the Staff could disagree with our conclusion and we could ultimately be required to record an impairment charge for a portion or all of this goodwill as of December 31, 2011 or as of a later date. Such impairment charge could have a material adverse impact on our results of operations for the year ended December 31, 2011 or the results of operations for future periods.

We rely on fixed-term water supply agreements with our bulk customers in the Cayman Islands, Belize and The Bahamas, which may not be renewed or may be renewed on terms less favorable to us.

All of our bulk water supply agreements are for fixed terms ranging originally from seven to 23 years and with a range of approximately one to 20 years remaining. Upon expiration, these agreements may not be renewed or may be renewed on terms less favorable to us. In addition, certain of these agreements for plants not owned by us provide for our customers to take over the operations of the plant upon expiration of the contract term. If this occurs, we may no longer generate income from such plant. In instances where we own the plant that produces the water under an agreement that is not renewed or renewed with lower production quantities, we may not be able to find a new customer for the plant’s excess production capacity. If our fixed-term agreements are not renewed or are renewed on terms less favorable to us, our results of operations, cash flows and financial condition could be adversely affected.

We have spent almost $5 million to fund the developmental costs for a possible project in Mexico, and may elect to expend significant additional funds to pursue this project.  However, we could decide after expending these additional funds that the project is not viable.

In May 2010, we acquired, through our wholly-owned Netherlands subsidiary, Consolidated Water Cooperatief, U.A., a 50% interest in N.S.C. Agua, S.A. de C.V., (“NSC”) a Mexican company.  NSC has been formed to pursue a project encompassing the construction, ownership and operation of a 100 million gallon per day seawater reverse osmosis desalination plant to be located in northern Baja California, Mexico and an accompanying pipeline to deliver water to a Mexican potable water system and the U.S. border.   We believe such a project can  be successful due to what we anticipate will be a growing need for a new potable water supply for the areas of northern Baja California, Mexico and Southern California, United States.  To complete this project, we have engaged an engineering group with extensive regional experience and have partnered with Doosan Heavy Industries and Construction, a global leader in the engineering, procurement and construction of large seawater desalination plants.  Once completed, we would operate the plant while retaining a minority position in its ownership.  NSC is in the development stage, and is presently involved in (i) extending contracts for the purchase of land on which to build the plant, (ii) seeking contracts for the electric power and feed water sources for the plant’s proposed operations, and (iii) implementing a water quality monitoring and equipment testing program at the proposed feed water source.  In addition to completing these activities, NSC will be required to complete various other steps before it can commence construction of the plant and pipeline including, but not limited to, obtaining approvals and permits from various governmental agencies in Mexico and the United States, securing contracts with its proposed customers to sell water in sufficient quantities and at prices that make the project financially viable, and obtaining equity and debt financing for the project. NSC’s potential customers will also be required to obtain various governmental permits and approvals in order to purchase water from NSC.

For our 50% interest in NSC, we agreed to provide initial funding of up to $4 million in the form of equity for NSC’s development activities. As of June 30, 2011 we had met this initial funding commitment.  Because we exercise effective financial control over NSC and our partners in NSC did not participate in funding the first $4 million in losses that NSC incurred, we consolidate NSC’s results of operations. Included in our consolidated results of operations for the years ended December 31, 2011 and 2010 are approximately $3.0 and $1.7 million respectively in general and administrative expenses from NSC, consisting of organizational, legal, accounting, engineering, consulting and other costs relating to its project development activities. The assets and liabilities of NSC included in our consolidated balance sheet amounted to approximately $27,000 and $336,000 respectively, as of December 31, 2011 and approximately $731,000 and $131,000, respectively, as of December 31, 2010.

In February 2012, we acquired an option, exercisable through February 7, 2014, to purchase the shares of one of the other shareholders of NSC along with an immediate power of attorney to vote those shares. As a result, we now have effective control over NSC and are continuing its project development activities.

We have determined that completing NSC’s development activities will require significantly more funding than has been expended to date.  We may choose to fund these development activities ourselves or may seek funding from additional investors.  We may incur significant development expenses in the future for this project without ultimately being able to obtain the funding necessary for NSC to build the project.  We estimate that it will take at least two years for NSC to complete all of the development activities (which include initiating site piloting plant activities, extending purchase agreements for the land for the plant, securing feed water and power supplies, completing the engineering and feasibility studies, negotiating customer contracts, obtaining required regulatory permits and arranging the project financing) necessary to commence construction of the plant. However NSC may ultimately be unable to complete all of the activities necessary to begin construction of the project.

We do not have voting control over our affiliate, OC-BVI. A divergence of our interests and the interests of OC-BVI’s other voting shareholder could adversely affect the operations of OC-BVI and decrease the value of our investment in OC-BVI.

We own 43.5% of the equity and 50% of the voting shares of OC-BVI. We and Sage, which owns the remaining 50% of the voting shares, are each entitled to appoint three of the six directors of OC-BVI. If a tie vote of the directors occurs on any matter, the president of the Caribbean Water and Wastewater Association, a regional trade association comprised primarily of government representatives, is entitled to appoint a temporary director to cast the deciding vote. As a result, although we provide operating management and engineering services to OC-BVI, we share the overall management of OC-BVI with Sage and do not fully control its operations. A divergence of our interests and the interests of Sage could adversely affect the operations of OC-BVI and in turn decrease the value of our investment in OC-BVI, in which case we could be required to record an impairment charge to reduce the carrying value of our investment in OC-BVI. Such an impairment charge would reduce our earnings and have a significant adverse impact on our result of operations and financial condition.

The profitability of our plants is dependent upon our ability to accurately estimate the costs of their construction and operation.

The cost estimates prepared in connection with the construction and operation of our plants are subject to inherent uncertainties. Additionally, the terms of our supply contracts may require us to guarantee the price of water on a per unit basis, subject to certain annual inflation and monthly energy cost adjustments, and to assume the risk that the costs associated with producing this water may be greater than anticipated. Because we base our contracted price of water in part on our estimation of future construction and operating costs, the profitability of our plants is dependent on our ability to estimate these costs accurately. The cost of materials and services and the cost of the delivery of such services may increase significantly after we submit our bid for a plant, which could cause the gross profit and net return on investment for a plant to be less than we anticipated when the bid was made. The profit margins we initially expect to generate from a plant could be further reduced if future operating costs for that plant exceed our estimates of such costs. These future operating costs could be affected by a variety of factors, including lower than anticipated production efficiencies and hydrological conditions at the plant site that differ materially from those that existed at the time we submitted our bid. Any construction and operating costs for our plants that significantly exceed our initial estimates could adversely affect our results of operations, financial condition and cash flows.

A significant portion of our consolidated revenues are derived from two customers. A loss of, or a less favorable relationship with, either of these customers would adversely affect us.

Our top two bulk water customers, the Water Authority-Cayman and the WSC, accounted for approximately 16% and 36%, respectively, of our consolidated revenues for the year ended December 31, 2011.  If either of these customers terminate or decide not to renew their contracts with us, or renew such contracts on terms that are less favorable to us, or become unable for financial or other reasons to comply with the terms of our contracts with them, our results of operations, cash flows and financial condition would be adversely affected.

Possible future regulatory oversight and control could adversely impact our Belize operations.

By Statutory Instrument No. 81 of 2009, the Minister of Public Utilities of the government of Belize published an order, the Public Utility Provider Class Declaration Order, 2009 (the “Order”), which as of May 1, 2009 designated CW-Belize as public utility provider under the laws of Belize. With this designation, the Public Utilities Commission of Belize (the “PUC”) has the authority to set the rates charged by CW-Belize and to otherwise regulate its activities. On November 1, 2010, CW-Belize received a formal complaint from the PUC alleging that CW-Belize was operating without a license under the terms of the Water Industry Act. CW-Belize applied for this license in December 2010. On July 29, 2011, the PUC issued the San Pedro Public Water Supply Quality and Security Complaint Order (the “Second Order”) which among other things requires that (i) CW-Belize and its customer jointly make a submission to the responsible Minister requesting that the area surrounding CW-Belize’s seawater abstraction wells be designated a forest reserve or national park and be designated a Controlled Area under section 58 of the Water Industry Act, (ii) CW-Belize submit an operations manual for CW-Belize’s desalination plant to the PUC for approval, (iii) CW-Belize and its customer modify the water supply agreement between the parties to (a) include new water quality parameters included in the Order and (b) cap the current exclusive water supply arrangement in the agreement at maximum of 450,000 gallons per day, (iv) CW-Belize keeps a minimum number of replacement seawater reverse osmosis membranes in stock at all times and (v) CW-Belize takes possession of and reimburses the PUC for certain equipment which the PUC purchased from a third-party in late 2010. CW-Belize has applied for declaratory judgment and has been granted a temporary injunction to stay the enforcement of the Second Order by the PUC until such time as the matter can be heard by the Belize courts. We are presently unable to determine what impact the Order and the Second Order will have on our results of operations, financial position or cash flows.

Our operations are affected by tourism and are subject to seasonal fluctuations which could affect the demand for our water.

Our operations are affected by the levels of tourism and are subject to seasonal variations in our service areas. Demand for our water in the Cayman Islands, Belize, Bimini and the Bahamas is affected by variations in the level of tourism and local weather, primarily rainfall. Tourism in our service areas is affected by the economies of the tourists’ home countries, primarily the United States and Europe, terrorist activity and perceived threats thereof, and increased costs of fuel and airfares. We normally sell more water during the first and second quarters, when the number of tourists is greater and local rainfall is less, than in the third and fourth quarters. A downturn in tourism or greater than expected rainfall in the locations we serve could adversely affect our revenues, cash flows and results of operations.

We may have difficulty accomplishing our growth strategy within and outside of our current operating areas.

Our expansion both within our current operating areas and into new areas involves significant risks, including, but not limited to, the following:

•	regulatory risks, including government relations difficulties, local regulations, currency controls and fluctuations in currency exchange rates;
•	receiving and maintaining necessary permits, licenses and approvals;
•	risks related to operating in foreign countries, including political instability, reliance on local economies, environmental problems, shortages of materials, immigration restrictions and limited skilled labor;
•	risks related to development of new operations, including inaccurate assessment of the demand for water, engineering difficulties and inability to begin operations as scheduled; and
•	risks relating to greater competition in these new territories, including the ability of our competitors to gain or retain market share by reducing prices.

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

Our bulk water supply contracts require us to deliver specified minimum volumes of water. During a period from October 2004 to February 2008, we were unable to deliver the minimum water volumes required under one of our bulk water supply contracts because of mechanical equipment problems and membrane fouling. We have since resolved the minimum supply issues for this plant. However, membrane fouling or other technical problems could occur at any of our plants, and if we are unable to meet the production minimums due to such operating issues, we could be in technical default of the supply contract and subject to various adverse consequences, including financial penalties or cancellation of the contract.

Our operations could be harmed by hurricanes or tropical storms.

A hurricane or tropical storm could cause major damage to our equipment and properties and the properties of our customers, including the large tourist properties in our areas of operation. For example, in September 2004 Hurricane Ivan caused significant damage to our plants and our customers’ properties, which adversely affected our revenues. Any future damage could cause us to lose use of our equipment and properties and incur additional repair costs. Damage to our customers’ properties and the adverse impact on tourism could result in a decrease in water demand. A hurricane or tropical storm could also disrupt the delivery of equipment and supplies, including electricity, necessary to our operations. These and other possible effects of hurricanes or tropical storms could have an adverse impact on our results of operations, cash flows and financial condition.

Contamination of our processed water may cause disruption in our services and adversely affect our revenues.

Our processed water may become contaminated by natural occurrences and by inadvertent or intentional human interference, including acts of terrorism. In the event that a portion of our processed water is contaminated, we may have to interrupt the supply of water until we are able to install treatment equipment or substitute the flow of water from an uncontaminated water production source. In addition, we may incur significant costs in order to treat a contaminated source of plant feed water through expansion of our current treatment facilities, or development of new treatment methods. An inability by us to substitute processed water from an uncontaminated water source or to adequately treat the contaminated plant feed water in a cost-effective manner may have an adverse effect on our revenues, cash flows and results of operations.

Potential government decisions, actions and regulations could negatively affect our operations.

We are subject to the local regulations of the Cayman Islands, Belize, the British Virgin Islands, and The Bahamas, all of which are subject to change. Any government that regulates our operations may issue legislation or adopt new regulations, including but not limited to:

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

Under our exclusive retail license in the Cayman Islands, with the exception of annual inflation-related and monthly energy-related adjustments, we cannot increase the base rates we charge our retail customers without prior approval from the Cayman Islands government. However, the expenses we incur in supplying water under this license may increase due to circumstances that were unforeseen at the time we entered into the license. We may incur additional costs in attempting to obtain government approval of any rate increase, which may be granted on a delayed basis, if at all. Failure to obtain timely and adequate rate increases could have an adverse effect on our results of operations, cash flows and financial condition.

We rely on the efforts of key employees. Our failure to retain these employees could adversely affect our results of operations.

Our success depends upon the abilities of our executive officers. In particular, the loss of the services of Fredrick W. McTaggart, our President and Chief Executive Officer, could be detrimental to our operations and our continued success. Mr. McTaggart has an employment agreement expiring on December 31, 2014. Each year, the term of this agreement may be extended for an additional year. However, we cannot guarantee that Mr. McTaggart will continue to work for us during the term of his agreement or will enter into any extensions thereof.

We are exposed to credit risk through our relationships with several customers.

We are subject to credit risk posed by possible defaults in payment by our bulk water customers in the Cayman Islands, Belize, the British Virgin Islands and The Bahamas and by possible defaults in payment of loan receivables by the Water Authority-Cayman. Adverse economic conditions affecting, or financial difficulties of, those parties could impair their ability to pay us or cause them to delay payment. We depend on these parties to pay us on a timely basis. Our outstanding accounts receivable are not covered by collateral or credit insurance. Any delay or default in payment could adversely affect our cash flows, financial condition and results of operations.

We are exposed to the risk of variations in currency exchange rates.

Although we report our results in United States dollars, the majority of our revenues are earned in other currencies. All of the currencies in our operating areas other than the Mexican peso and the Euro have been fixed to the United States dollar for over 20 years and we do not employ a hedging strategy against exchange rate risk associated with our reporting in United States dollars. If any of these fixed exchange rates becomes a floating exchange rate our results of operations and financial condition could be adversely affected.

We may enter new markets in the future in which we do not have a contractual commitment for our products or existing customers.

Our strategy contemplates potential entry into new markets, such as Mexico and Asia, where we believe a demand for potable water exists beyond the current supply of potable water in those markets. We may incur significant business development expenses in the pursuit of new markets prior to obtaining a contract for services in these markets, and such expenses could have an adverse impact on our results of operations and cash flows. We may decide to enter such markets by building new reverse osmosis desalination plants before we have obtained a contract for the sale of water produced by the new plant or before we have established a customer base for the water produced by the new plant. If after completing such plant we are unable to obtain a contract or sufficient number of customers for the plant, we may be unable to recover the cost of our investment in the plant, which could have a material adverse effect on our financial condition, results of operations and cash flows.

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

We are incorporated under the laws of the Cayman Islands and most of our assets are located outside of the United States. In addition, 10 of our 16 directors and executive officers reside outside the United States. As a result, it may be difficult for investors to affect service of process within the United States upon us and such other persons, or to enforce judgments obtained against such persons in United States courts, and bring any action, including actions predicated upon the civil liability provisions of the United States securities laws. In addition, it may be difficult for investors to enforce, in original actions brought in courts or jurisdictions located outside of the United States, rights predicated upon the United States securities laws.

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

During the year ended December 31, 2011, the average daily trading volume of our common shares was approximately 64,300 shares, a much lower trading volume than the stock of many other companies listed on the NASDAQ Global Select Market. A public trading market having the desired characteristics of depth, liquidity and orderliness depends on the presence in the market of willing buyers and sellers of our common shares at any given time. This presence in turn depends on the individual decisions of investors and general economic and market conditions over which we have no control. As a consequence of the limited volume of trading in our common shares, an investor in our stock may have difficulty selling a large number of our common shares in the manner or at the price that might be attainable if our common shares were more actively traded. In addition, as a result of our low trading volume, the market price of our common shares may not accurately reflect their value.

We are subject to anti-takeover measures that may discourage, delay or prevent a change of control of our Company.

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

Our credit facilities and the trust deeds governing the terms of our debt securities contain restrictive covenants. These covenants and requirements limit our ability, without approval of the lender or trustee, to take various actions, including incurring additional debt, making capital expenditures, guaranteeing indebtedness, engaging in various types of transactions, including mergers and sales of assets, and paying dividends and making distributions or other restricted payments. These covenants could place us at a disadvantage compared to some of our competitors which may not be required to operate under these or similar restrictions. Further, these covenants could have an adverse effect on our business by limiting our ability to take advantage of financing, acquisition or investment opportunities. A material breach of any of these covenants would constitute a default under our credit facilities or trust deeds. In the event of default, the lender or trustee may accelerate repayment of our outstanding indebtedness. If we are unable to repay the amounts accelerated, the lender or trustee has the right to foreclose on substantially all of our assets, which we have pledged to secure that indebtedness. Foreclosure upon our assets would have a significant adverse affect on our results of operations, cash flows, financial condition and ability to continue operations.

ITEM 1B. UNRESOLVED STAFF COMMENTS

The market price of our common stock has declined over the past twelve months and at times during this period, our market capitalization has been less than the carrying value of our stockholders equity. The staff of the Division of Corporation Finance of the U.S. Securities and Exchange Commission (the “Staff”) has inquired (through comment letters issued in connection with their periodic reviews of our recent annual and quarterly filings) as to what consideration we have given to recognizing an impairment of our goodwill in light of the extent, and the duration of time, our market capitalization has been below the carrying value of our stockholders equity.

We have responded to the Staff that, based upon our impairment testing for 2011, we have concluded that our goodwill was not impaired as of December 31, 2011. At their request, we have provided the Staff with the supporting calculations, assumptions and methodologies utilized for our 2011 goodwill impairment testing. The Staff is presently reviewing this information.

Our goodwill amounted to $3,587,754 as of December 31, 2011. While we have concluded that this goodwill was not impaired as of December 31, 2011, the Staff could disagree with our conclusion and we could ultimately be required to record an impairment charge for a portion or all of this goodwill as of December 31, 2011 or as of a later date. Such impairment charge could have a material adverse impact on our results of operations for the year ended December 31, 2011 or the results of operations for future periods.

ITEM 2.   PROPERTIES

Cayman Island Properties

Abel Castillo Water Works (formerly Governor’s Harbour)

We own our Abel Castillo Water Works (“ACWW”) site and the 12,812 square feet of buildings, which contain two reverse osmosis water treatment plants, a distribution pump house and warehouse space, and operate and maintain the site through our wholly-owned subsidiary, Cayman Water. The site is located on 3.2 acres, including 485 feet of waterfront. The current water production capacity of our site is 2.2 million U.S. gallons per day by two separate water plants designated GHB-1 and GHB-2 with rated production capacities of 1.2 million and 1.0 million U.S. gallons per day respectively. On this site we also have three 1.0 million U.S. gallon potable water storage tanks and a high service distribution pump house.

We own an approximately one acre property adjacent to our ACWW plant which we purchased in 2007 to provide space for future additional water production and storage facilities.

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

Red Gate Plant

Under the terms of the water production and supply license between OC-Cayman and the government of the Cayman Islands, OC-Cayman is allowed to use the property and the plant for the Red Gate plant to produce approximately 1.3 million U.S. gallons of desalinated water per day for sale to the Water Authority-Cayman. On November 30, 2008, the license was extended for a period of one year, during which time OC-Cayman was required to continue to operate and maintain the plant.  In August 2008, the Water Authority-Cayman asked OC-Cayman to refurbish and make other improvements to the plant. The work was completed in July 2010. OC-Cayman was granted a new seven year license and operating agreement for the plant that commenced on that date.

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

North Side Water Works Plant (NSWW)

Construction of this plant was completed in June 2009. OC-Cayman provided the plant and equipment to the Water Authority-Cayman under a ten-year vendor-financed sale and operating agreement. OC-Cayman operates the electrically powered plant which can supply up to approximately 2.4 million U.S. gallons of desalinated water per day to the Water Authority-Cayman. OC-Cayman leases the property on which the plant is located from the Water Authority-Cayman for a minimal annual rent, for the duration of the sale and operating agreement. Responsibility for operation of the plant passes to the Water Authority-Cayman upon expiration of the sale and operating agreement.

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

We own a water production facility, the Windsor plant, located in Nassau, New Providence, with a production capacity of 3.1 million U.S. gallons per day. The plant is powered by a combination of diesel engine-driven high-pressure pumps, and electrical power purchased from the Bahamas Electricity Corporation to power all other loads in the plant. The plant is contained within a 13,000 sq. ft. concrete and steel building that also contains a warehouse, workshop and offices. It is located on land owned by the Water and Sewerage Corporation of The Bahamas and our 15-year water sales agreement gives us a license to use the land throughout the term of that agreement. This water supply agreement expires on March 1, 2013.

In July 2006, we substantially completed construction of a second water production facility in Nassau, New Providence: the Blue Hills plant. With a production capacity of 7.2 million U.S. gallons per day this plant is the largest desalination plant we have built or operated to date. The plant is powered by a combination of diesel engine-driven high-pressure pumps, and electrical power purchased from the Bahamas Electricity Corporation to power all other loads in the plant. The plant is contained within a 16,000 sq. ft. concrete and steel building that also contains a warehouse, workshop and offices. It is located on land owned by the Water and Sewerage Corporation of The Bahamas and our 20-year water sales agreement gives us a license to use the land throughout the term of that agreement. The Blue Hills plant water supply agreement was amended in January, 2011 and extended through 2031. Pursuant to this amendment we increased the production capacity of the Blue Hills plant to 12.0 million U.S. gallons per day during 2011.

U.S. Property

Our Aquilex office consists of 6,500 square feet located in Coral Springs, Florida that has been leased through May 2016. Our U.S. warehouse consists of 4,100 square feet warehouse in Sunrise, Florida that has been leased through October 2015.

ITEM 3.      LEGAL PROCEEDINGS

Our affiliate, OC-BVI, is involved in litigation with the BVI government. For information relating to this dispute, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations Material Commitments, Expenditures and Contingencies.”

By Statutory Instrument No. 81 of 2009, the Minister of Public Utilities of the government of Belize published an order, the Public Utility Provider Class Declaration Order, 2009 (the “Order”), which as of May 1, 2009 designated CW-Belize as public utility provider under the laws of Belize. With this designation, the Public Utilities Commission of Belize (the “PUC”) has the authority to set the rates charged by CW-Belize and to otherwise regulate its activities. On November 1, 2010, CW-Belize received a formal complaint from the PUC alleging that CW-Belize was operating without a license under the terms of the Water Industry Act. CW-Belize applied for this license in December 2010. On July 29, 2011, the PUC issued the San Pedro Public Water Supply Quality and Security Complaint Order (the “Second Order”) which among other things requires that (i) CW-Belize and its customer jointly make a submission to the responsible Minister requesting that the area surrounding CW-Belize’s seawater abstraction wells be designated a forest reserve or national park and be designated a Controlled Area under section 58 of the Water Industry Act, (ii) CW-Belize submit an operations manual for CW-Belize’s desalination plant to the PUC for approval, (iii) CW-Belize and its customer modify the water supply agreement between the parties to (a) include new water quality parameters included in the Order and (b) cap the current exclusive water supply arrangement in the agreement at maximum of 450,000 gallons per day, (iv) CW-Belize keeps a minimum number of replacement seawater RO membranes in stock at all times and (v) CW-Belize takes possession of and reimburses the PUC for certain equipment which the PUC purchased from a third-party in late 2010. CW-Belize has applied for declaratory judgment and has been granted a temporary injunction to stay the enforcement of the Second Order by the PUC until such time as the matter can be heard by the Belize courts. We are presently unable to determine what impact the Order and the Second Order will have on our results of operations, financial position or cash flows.

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

	High	Low
First Quarter 2011	$11.43	$9.44
Second Quarter 2011	10.78	8.58
Third Quarter 2011	9.55	7.66
Fourth Quarter 2011	9.78	7.26

First Quarter 2010	$14.50	$12.15
Second Quarter 2010	15.00	11.17
Third Quarter 2010	12.19	8.15
Fourth Quarter 2010	10.42	8.63

No trading market exists for our redeemable preferred shares, which are only issued to, or purchased by, long-term employees of our company and must be held by these employees for a period of four years before they vest.

On November 15, 2011, we issued 7,614 shares of common stock to our directors under the Non-Executive Directors’ Share Plan in consideration for their service on our Board of Directors and the committees thereof. See “Item 11. Executive Compensation — Director Compensation.”

On September 27, 2005, the Company entered into a Second Deed of Amendment (the “Amendment”) to its Option Deed dated as of August 6, 1997 and as amended on August 8, 2005 between the Company and American Stock Transfer & Trust Company (the “Option Deed”). In March 2007, our Board extended the expiration date of the Option Deed through July 2017.

The Option Deed grants to each holder of a common and preferred share an option to purchase one one-hundredth of a class B common share at an exercise price of $100.00 subject to adjustment. If an attempt to take over control of the Company occurs, each shareholder of the Company would be able to exercise the option and receive common shares with a value equal to twice the exercise price of the option. Under circumstances described in the Option Deed, as amended, instead of receiving common shares, the Company may issue to each shareholder (i) cash; (ii) other equity or debt securities of the Company; or (iii) the equity securities of the acquiring company, as the case may be, with a value equal to twice the exercise price of the option.

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

Our 2,023,850 Bahamian Depository Receipts (“BDRs”) are listed and traded only on the Bahamian International Stock Exchange (“BISX”). Currently 404,770 shares of our common stock underlie the BDRs and are held in a custodial account in The Bahamas. The BDRs are entitled to dividend payments, if and when declared on our common shares, in proportion to their relative value to our common shares.

Holders

On March 9, 2012, we had 814 holders of record of our common stock.

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

Listed below, for each quarter of the last two fiscal years, is the amount of dividends declared on our issued and outstanding shares of common shares and redeemable preferred shares.

Fourth Quarter 2011	$0.075	Per Share
Third Quarter 2011	0.075	Per Share
Second Quarter 2011	0.075	Per Share
First Quarter 2011	0.075	Per Share

Fourth Quarter 2010	$0.075	Per Share
Third Quarter 2010	0.075	Per Share
Second Quarter 2010	0.075	Per Share
First Quarter 2010	0.075	Per Share

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

ITEM 6.      SELECTED FINANCIAL DATA

The table below contains selected financial data, expressed in U.S. dollars, derived from our audited consolidated financial statements for each of the years in the five-year period ended December 31, 2011. Our consolidated financial statements are prepared in accordance with the accounting principles generally accepted in the United States (“US-GAAP”). As a result, all financial information presented herein has been prepared in accordance with US-GAAP. This selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and with our consolidated financial statements and related notes thereto contained elsewhere in this Annual Report.

	Year Ended December 31,
	2011	2010	2009	2008	2007
Statement of Income Data:
Revenue	$55,154,492	$50,708,554	$58,019,517	$65,678,959	$54,076,865
Net Income	6,113,218	6,292,025	6,098,571	7,209,716	11,387,651
Balance Sheet Data:
Total Assets	160,859,431	152,201,566	154,475,781	154,656,574	149,330,884
Long Term Debt Obligations (including current portion)	24,383,794	18,306,785	21,129,267	22,358,340	23,500,593
Redeemable Preferred Stock	13,456	10,070	10,315	10,420	12,650
Non-controlling interests	1,556,529	1,600,167	1,449,030	2,020,721	1,954,754
Dividends Declared Per Share	$0.30	$0.30	$0.28	$0.33	$0.20
Basic Earnings Per Share	$0.42	$0.43	$0.42	$0.50	$0.79
Weighted Average Number of Shares	14,560,259	14,547,065	14,535,192	14,519,847	14,404,732
Diluted Earnings Per Share	$0.42	$0.43	$0.42	$0.50	$0.79
Weighted Average Number of Shares	14,596,013	14,597,894	14,588,144	14,538,971	14,495,364

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Our objective is to provide water services in areas where the supply of potable water is scarce and where the use of reverse osmosis (“RO”) technology to produce potable water is economically feasible.

We intend to increase revenues by developing new business opportunities both within our current service areas and in new areas. We expect to maintain operating efficiencies by continuing to focus on our successful business model and by properly executing our equipment maintenance and water loss mitigation programs. We believe that many water scarce countries in the Caribbean basin, and other select markets present opportunities for our business model.

Our operations and activities, and those of our affiliate OC-BVI, are presently conducted at 14 plants in four countries: the Cayman Islands, The Bahamas, the British Virgin Islands and Belize. The following table sets forth the comparative combined production capacity of our retail, bulk and affiliate operations as of December 31 of each year.

Comparative Operations
2011			2010
Location	Plants	Capacity(1)	Location	Plants	Capacity(1)
Cayman Islands	8	10.2	Cayman Islands	8	10.2
Bahamas	3	15.2	Bahamas	3	10.4
Belize	1	0.6	Belize	1	0.6
British Virgin Islands	2	0.8	British Virgin Islands	2	0.8
Bermuda	-	-	Bermuda	1	0.6
	14	26.8		15	22.6

________________________

(1)	In millions of U.S. gallons per day.

Cayman Islands

We have been operating our business on Grand Cayman Island since 1973 and have been using RO technology to convert seawater to potable water since 1989. The Cayman Islands have a limited natural supply of fresh water. We currently have an exclusive license from the Cayman Islands government to process potable water from seawater and then sell and distribute that water by pipeline to Seven Mile Beach and West Bay, Grand Cayman. Our operations consist of eight reverse osmosis seawater conversion plants which provide water to approximately 5,200 retail residential and commercial customers within a government licensed area and bulk water sales to the Water Authority-Cayman. Our pipeline system in the Cayman Islands covers the Seven Mile Beach and West Bay areas of Grand Cayman and consists of approximately 71 miles of polyvinyl chloride and high density polyethylene pipe.

Our exclusive license from the Cayman Islands government was set to expire on July 30, 2010, however we and the Cayman Islands government have agreed in correspondence to extend the license seven times in order to provide sufficient time to negotiate the terms of a new license. We were advised by letter dated February 16, 2012 from Water Authority-Cayman that the government had approved an extension of the License until June 30, 2012. We are currently waiting for the government to execute such license extension. On February 14, 2011, the Cayman Islands government enacted new water regulation laws pursuant to which the Water Authority-Cayman Cayman will issue any new retail license. We have been informed during our retail license negotiations that the Cayman Islands government seeks to restructure the terms of our license to employ a “rate of return on invested capital” model, the implementation of which could significantly reduce the operating income and cash flows we have historically generated from our retail license. See further discussion of this matter at “ITEM 1A. RISK FACTORS.”

Bahamas

CW-Bahamas produces potable water from three reverse osmosis seawater conversion plants. Two of these plants, the Windsor plant and the Blue Hills plant, are located in New Providence and have a total installed capacity of 15.1 million U.S. gallons per day. CW-Bahamas supplies water from these plants on a take-or-pay basis to the Water and Sewerage Corporation of The Bahamas (the “WSC”) under long-term build, own and operate supply agreements.  During 2011, we supplied approximately 3.2 billion U.S. gallons (2010: 3.0 billion U.S. gallons) of water to the WSC from these plants. CW-Bahamas’ third plant is located in Bimini, has a capacity of 115,000 U.S. gallons per day, and provides potable water to the Bimini Sands Resort and to the Bimini Beach Hotel. We have also sold water intermittently to the WSC from our Bimini plant when their regular supply was unavailable.

From time to time, CW-Bahamas has experienced delays in collecting its accounts receivable due to financial difficulties experienced by the WSC. CW-Bahamas was due approximately $4.4 million and $6.1 million from the WSC as of December 31, 2011 and January 31, 2012, respectively. Representatives of the Bahamas government have informed us that the delay in paying our accounts receivables is due to operating issues within the WSC, that the delay does not reflect any type of dispute with us with respect to the amounts owed, and that the amounts will ultimately be paid in full. We believe that the accounts receivable from the WSC are fully collectible and therefore have not provided any allowance for possible non-payment of these receivables as of December 31, 2011.

Belize

CW-Belize was acquired on July 21, 2000, and consists of one reverse osmosis seawater conversion plant on Ambergris Caye, Belize, Central America capable of producing 550,000 U.S. gallons per day. We sell water to one customer, Belize Water Services Limited, which then distributes the water through its own distribution system to residential, commercial and tourist properties on Ambergris Caye.

In 2009, the Minister of Public Utilities of the government of Belize published a declaratory order designating CW-Belize as a public utility provider. With this order the Public Utilities Commission of Belize (“PUC”) has the authority to regulate CW-Belize’s activities. In 2011 in the PUC issued a second order that requires CW-Belize to take various actions mandated by the PUC that would be significant to its operations. CW-Belize has applied for declaratory judgment and has been granted a temporary injunction to stay the enforcement of the second order by the PUC until such time as the matter can be heard by the courts. See further discussion of this matter at “ITEM 1A. RISK FACTORS.”

British Virgin Islands

We hold an equity position in, and shared management of, OC-BVI.  This affiliate produces potable water from two reverse osmosis seawater conversion plants located at Bar Bay, Tortola and the island of Jost Van Dyke.  The plants at Bar Bay and Jost Van Dyke have a total installed capacity of 720,000 and 60,000 U.S. gallons per day, respectively, and provide water to the Department of Water and Sewerage of the Ministry of Communications and Works of the Government of the British Virgin Islands. During the three years ended December 31, 2011, OC-BVI also sold water to the Department of Water and Sewerage from a plant with a 1.7 million U.S. gallon per day capacity located at Baughers Bay, Tortola. In 2007, the BVI government initiated litigation against OC-BVI over ownership of the Baughers Bay plant. On March 29, 2010, as the result of a court decision granting the BVI government ownership of this plant, OC-BVI vacated the Baughers Bay plant and the BVI government assumed direct responsibility for its operations. OC-BVI remains involved in litigation with the BVI government over the final amounts due OC-BVI for water supplied from the Baughers Bay plant. The final resolution of this litigation, which is currently under appeal, could significantly impact the value of our investment in OC-BVI. See further discussion of this matter at “ITEM 1A. RISK FACTORS.”

Bermuda

In January 2007, our affiliate, Consolidated Water (Bermuda) Limited (“CW-Bermuda”) entered into a design, build, sale and operating agreement with the Government of Bermuda for a desalination plant to be built in two phases at Tynes Bay along the northern coast of Bermuda. Under the agreement, CW-Bermuda constructed and operated the plant from the second quarter of 2009 through the termination of the agreement on June 30, 2011. We entered into a management services agreement with CW-Bermuda for the design, construction and operation of the Tynes Bay plant, under which we received fees for direct services, purchasing activities and proprietary technology. Although we own only 40% of the common shares of CW-Bermuda, we consolidate its results in our consolidated financial statements as we are its primary financial beneficiary. As a result of the termination of its agreement with the Bermuda government, we do not expect to receive any future fees or revenues from CW-Bermuda.

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

Valuation of Equity Investment in OC-BVI. We account for our investment in OC-BVI under the equity method of accounting for investments in common stock. This method requires recognition of a loss on an equity investment that is other than temporary, and indicates that a current fair value of an equity investment that is less than its carrying amount may indicate a loss in the value of the investment. The final resolution of OC-BVI’s on-going dispute and litigation with the BVI government relating to the Baughers Bay plant may result in a fair value of our investment in OC-BVI that is less than our carrying value for this investment.

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

The identification of the possible outcomes for the Baughers Bay dispute, the projections of cash flows for each outcome, and the assignment of relative probabilities to each outcome all represent significant estimates made by us. While we have used our best judgment to identify the possible outcomes and expected cash flows for these outcomes and assign relative probabilities to each outcome, these estimates are by their nature highly subjective and are also subject to material change by our management over time based upon additional information from OC-BVI’s management and legal counsel, and a change in the status of OC-BVI’s litigation with the BVI government. After considering the September and October 2009 rulings of the Eastern Caribbean Supreme Court relating to the Baughers Bay litigation and an announcement by the BVI government in February 2010 that it had signed a contract with another company to construct and operate a plant to provide potable water to the greater Tortola area served by the Baughers Bay plant, we determined that the carrying value of our investment in OC-BVI exceeded the estimated fair value for our investment in OC-BVI and therefore recognized impairment losses aggregating approximately $4.7 million for the year ended December 31, 2009.

The remaining carrying value of our investment in OC-BVI as of December 31, 2011 of $6.6 million assumes that the BVI government will ultimately pay OC-BVI the full amount awarded by the Eastern Caribbean Supreme Court in its 2009 rulings. To date, the BVI government has paid only $5 million of the $10.4 million awarded by this court. The BVI government has appealed these rulings, and the Eastern Caribbean Court of Appeals could ultimately overturn the rulings of the Eastern Caribbean Supreme Court or require the BVI government to pay OC-BVI an amount lower than the amount awarded by the Eastern Caribbean Supreme Court. Should the BVI government be successful in its appeal to reduce the $10.4 million Court award, we will be required to record charges that will reduce our earnings by an amount approximately equal to 44% of any reduction of the $10.4 million previously awarded by the Court. If the BVI government is successful in its appeal, or if the BVI government fails to honor the terms of the contract for the Bar Bay plant, the actual cash flows from OC-BVI could vary materially from the expected cash flows we used in determining OC-BVI’s fair value as of December 31, 2011, and we would be required to record an additional loss to reduce the carrying value of our investment in OC-BVI. Such impairment loss would reduce our earnings and could have a material adverse impact on our results of operations and financial condition.

Goodwill and other intangible assets. Goodwill represents the excess costs over fair value of the assets of an acquired business. Goodwill and intangible assets acquired in a business combination accounted for as a purchase and determined to have an indefinite useful life are not amortized, but are tested for impairment at least annually. Intangible assets with estimable useful lives are amortized over their respective estimated useful lives to their estimated residual values and reviewed periodically for impairment. We evaluate the possible impairment of goodwill annually as part of our reporting process for the fourth quarter of each fiscal year. Management identifies our reporting units and determines the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units. We determine the fair value of each reporting unit by calculating the expected cash flows from each reporting unit and compare the fair value to the carrying amount of the reporting unit. To the extent the carrying amount of the reporting unit exceeds the fair value of the reporting unit, we are required to perform the second step of the impairment test, as this is an indication that the reporting unit goodwill may be impaired. In this step, we compare the implied fair value of the reporting unit goodwill with the carrying amount of the reporting unit goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit to all the assets (recognized and unrecognized) and liabilities of the reporting unit in a manner similar to a purchase price allocation. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. If the implied fair value is less than its carrying amount, the impairment loss is recorded.

For each of the years in the three-year period ended December 31, 2011 we estimated the fair value of each of our reporting units by applying the discounted cash flow method, the subject company stock price method, the guideline public company method, and the mergers and acquisitions method.

The discounted cash flow method relied upon seven-year discrete projections of operating results, working capital and capital expenditures, along with a terminal value subsequent to the discrete period. These seven-year projections were based upon historical and anticipated future results, general economic and market conditions, and considered the impact of planned business and operational strategies. The discount rates for the calculations represented the estimated cost of capital for market participants at the time of each analysis. We did not adjust our projections for any possible impact of negotiations underway with the Cayman Islands government for the renewal of our exclusive retail license.

We also estimated the fair value of each of our reporting units for each of the years in the three-year period ended December 31, 2011 through reference to the quoted market prices for our Company and guideline companies and the market multiples implied by guideline merger and acquisition transactions. We also performed an analysis reconciling the conclusions of value for our reporting units to our market capitalization at October 1, 2011.

Based upon our discounted cash flows and market price analyses, no impairment charges were required for our goodwill for any of the years in the three year period ended December 31, 2011.

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

Quarterly Results of Operations

The following table presents unaudited quarterly results of operations for the eight quarters ended December 31, 2011. We believe that all adjustments, consisting only of normal recurring adjustments, necessary to present fairly such quarterly information have been included in the amounts reported below.

	Year Ended December 31, 2011
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Total revenues	$13,906,620	$14,835,872	$12,806,652	$13,605,348
Gross profit	5,250,555	5,251,205	4,008,850	4,511,457
Net income attributable to Consolidated Water Co. Ltd. stockholders	1,993,010	1,929,662	1,286,068	904,478
Diluted earnings per common share	0.14	0.13	0.09	0.06

	Year Ended December 31, 2010
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Total revenues	$14,677,311	$12,699,485	$11,699,802	$11,631,956
Gross profit	5,486,249	4,231,302	3,772,515	3,120,429
Net income attributable to Consolidated Water Co. Ltd. stockholders	3,076,936	1,033,075	1,265,593	916,421
Diluted earnings per common share	0.21	0.07	0.09	0.06

Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and accompanying notes included under Part II, Item 8 of this Annual Report.

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

Consolidated Results

Net income attributable to Consolidated Water Co. Ltd. common stockholders for the year ended December 31, 2011 was $6,113,218 ($0.42 per share on a fully-diluted basis), as compared to $6,292,025 ($0.43 per share on a fully-diluted basis) for the year ended December 31, 2010.

Total revenues for the year ended December 31, 2011 were $55,154,492, up from the $50,708,554 in revenues for the year ended December 31, 2010, as revenue increases for our bulk segment and, to a lesser extent our retail segment, more than offset a decline in services segment revenues. Gross profit for the year ended December 31, 2011 was $19,022,067 or 34% of total revenues, as compared to $16,610,495, or 33% of total revenues, for the year ended December 31, 2010. Gross profit for retail and bulk segments improved while gross profit for the services segment declined in 2011 from 2010. For further discussion of revenues and gross profit for the year ended December 31, 2011, see the “Results by Segment” analysis that follows.

General and administrative expenses on a consolidated basis were $13,651,650 and $11,329,648 for the years ended December 31, 2011 and 2010, respectively. This increase in G&A expenses of approximately $2.3 million resulted from incremental expenses of approximately $1,286,000 for the project development activities of our consolidated Mexico affiliate, NSC, and an increase of approximately $1,045,000 in employee costs due to approximately $270,000 in additional management bonuses, incremental stock based compensation of approximately $237,000, the hiring of additional personnel and salary increases.

Interest expense decreased to $1,141,744 for the year ended December 31, 2011 from $1,584,771 for the year ended December 31, 2010 as a result of $246,851 in interest capitalized for the expansion of our Blue Hills plant and the prepayment on September 30, 2010 of $1.5 million of our 7.5% bonds payable.

We recognized earnings on our investment in OC-BVI for the years ended December 31, 2011 and 2010 of $838,652 and $1,235,146, respectively. See further discussion of OC-BVI at “Liquidity and Capital Resources — Material Commitments, Contingencies and Expenditures — OC-BVI Litigation.”

Results by Segment

Retail Segment:

The retail segment contributed $2,840,613 and $3,397,210 to our income from operations for the years ended December 31, 2011 and 2010, respectively.

Revenues generated by our retail water operations were $23,356,338 and $21,864,252 for the years ended December 31, 2011 and 2010, respectively. The number of gallons sold by the retail segment decreased by approximately 4% from 2010 to 2011 due to water sales made in the first quarter of 2010 at bulk water rates to the Water Authority Cayman (“WAC”) to replace water previously supplied by the Red Gate plant while such plant was under refurbishment. Excluding this water sold to the WAC, the number of gallons sold by the retail segment increased by approximately 3% from 2010 to 2011. The increase in retail revenues from 2010 to 2011 is due to (i) the annual first quarter adjustment to our base rates, as our retail segment increased its base rates by approximately 2% due to an upward movement in the consumer price indices used to determine such rate adjustment; and (ii) higher energy prices in 2011 which resulted in energy pass through charges to our retail customers that were approximately $890,000 higher in 2011 than in 2010.

Retail segment gross profit was $11,859,740 (51% of revenues) and $11,502,950 (53% of revenues) for the years ended December 31, 2011 and 2010, respectively. The slight decline in gross profit as a percentage of revenues from 2010 to 2011 reflects the increased energy pass through charges and higher non-revenue water volumes for 2011.

Consistent with prior periods, we record all non-direct G&A expenses in our retail business segment and do not allocate any of these non-direct costs to our other two business segments. Retail G&A expenses for the years ended December 31, 2011 and 2010 were $9,019,127 and $8,105,740, respectively. G&A expenses increased from 2010 to 2011 due to additional employee costs of approximately $1,002,000 due to approximately $270,000 in additional management bonuses, incremental stock based compensation of approximately $237,000, the hiring of additional personnel and salary increases.

Bulk Segment:

The bulk segment contributed $5,262,101 and $3,147,036 to our income from operations for the years ended December 31, 2011 and 2010, respectively.

Bulk segment revenues were $30,757,874 and $25,302,093 for the years ended December 31, 2011 and 2010, respectively. The increase in bulk revenues of approximately $5.5 million from 2010 to 2011 resulted from a 6% increase in the number of gallons of water sold and energy pass-through increases to our rates due to higher energy prices. Our bulk revenues for 2011 benefited from $770,000 in revenues generated in the fourth quarter from the expansion of CW-Bahamas’ Blue Hills plant.

Gross profit for our bulk segment was $6,630,386 and $4,394,112 for the years ended December 31, 2011 and 2010, respectively. Gross profit as a percentage of bulk revenues increased to approximately 22% for 2011 as compared to approximately 17% for 2010. The improvement in the bulk segment’s gross profit as a percentage of revenues in 2011 from 2010 is attributable to the increase in revenues, as a significant portion of our production costs are relatively fixed in nature and do not increase proportionately with an increase in the volume of water sold.

Bulk segment G&A expenses were $1,368,285 and $1,247,076 for the years ended December 31, 2011 and 2010, respectively. The increase in these expenses from 2010 to 2011 is primarily due to approximately $86,000 in additional taxes paid by our Belize operations during the first quarter of 2011.

Services Segment:

The services segment incurred losses from operations of ($2,732,297) and ($1,263,399) for the years ended December 31, 2011 and 2010, respectively. We anticipate that the services segment will continue to incur losses from operations while we continue to fund the project development activities of NSC and/or until such time as we obtain significant new management services or plant construction contracts.

Services segment revenues were $1,040,280 and $3,542,209 for the years ended December 31, 2011 and 2010, respectively. Services revenues decreased from 2010 to 2011 due to (i) substantially lower plant sales revenues, which declined by approximately $1.7 million due to a lack of customer plant construction activity in 2011; (ii) the expiration of the management services contract for the Bermuda plant on June 30, 2011; and (iii) lower fees earned on our management agreement for OC-BVI due to the incremental fees earned on the higher earnings generated by this affiliate in 2010 as compared to 2011.

Gross profit for our services segment was $531,941 and $713,433 for the years ended December 31, 2011 and 2010, respectively. The lower gross profit for 2011 reflects the decrease in revenues discussed above.

G&A expenses for the services segment were $3,264,238 and $1,976,832 for the years ended December 31, 2011 and 2010, respectively. The increase in G&A expenses is attributable to the project development activities of our consolidated Mexico affiliate, NSC.

As noted above, our management contract for the Bermuda plant expired on June 30, 2011, and we do not expect to generate any further fees or revenues from this plant. We generated revenues and gross profits from our Bermuda affiliate of $723,000 and $457,000, respectively, for the year ended December 31, 2011.

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

G&A expenses on a consolidated basis were $11,329,648 and $10,101,257 for the years ended December 31, 2010 and 2009, respectively. The increase in G&A expenses for 2010 reflects approximately $1.7 million in incremental expenses that are attributable to the business development activities of our consolidated Mexico affiliate, NSC, which was formed in 2010.

Interest income increased to $1,375,827 in 2010 as compared to $917,330 in 2009 due to interest earned on the loans receivable from the Water Authority - Cayman arising from the completion and sale of the North Side Water Works plant and the refurbishment of the Red Gate plant.

We reported a loss from our investment in OC-BVI for the year ended December 31, 2009 of ($1,025,968) as a result of OC-BVI’s contractual dispute with the BVI government relating to its Baughers Bay plant. For the year ended December 31, 2010 we recognized earnings on our investment in OC-BVI of $1,235,146 due to the (i) receipt by OC-BVI during July 2010 of a $2.0 million payment under the Court award for the Baughers Bay dispute and (ii) revenues generated by the Bar Bay plant. See further discussion of the OC-BVI situation at “Liquidity and Capital Resources — Material Commitments, Contingencies and Expenditures — OC-BVI Litigation.”

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

Services Segment:

The services segment incurred a loss from operations of ($1,263,399) for the year ended December 31, 2010.  The services segment contributed $3,606,859 to our income from operations for the year ended December 31, 2009.

Services segment revenues were $3,542,209 and $8,874,684 for 2010 and 2009, respectively.  Services revenues decreased from 2009 to 2010 due to substantially lower plant sales revenues, which declined by approximately $5.1 million due to reduced construction activity for third parties, and to a decrease of approximately $613,000 in management fees due to the renegotiation of the management services agreement for the Bermuda plant.

Gross profit for our services segment was $713,433 and $3,816,647 for 2010 and 2009, respectively. The lower gross profit for 2010 stems primarily from the decreased plant sales revenues and, to a lesser extent, from liquidated damages of $260,000 and construction cost overruns relating to the refurbishment and commissioning of the Red Gate plant.

G&A expenses for the services segment were $1,976,832 and $209,788 for 2010 and 2009, respectively. The increase in G&A expenses in 2010 reflects incremental legal, accounting, engineering, consulting and other expenses aggregating approximately $1.7 million attributable to the business development activities of our consolidated Mexico affiliate, NSC, which was formed in 2010.

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

Our ability to access the debt and equity capital markets is impacted by our current and anticipated financial results, financial condition, existing level of borrowings, credit rating, the terms of our debt agreements (including our compliance therewith), and by conditions in the debt and equity markets.

Our primary uses of cash other than for operations are construction costs and capital expenditures, including plant expansion and new plant construction. Other significant uses include payment of dividends, repayment of debt and the pursuit of new business opportunities.

Net cash of approximately $29.6 million has been provided by our operating activities over the last three years. As of December 31, 2011, we had cash balances totaling approximately $37.6 million and working capital of approximately $44.0 million. We believe our cash on hand and cash to be generated from operations will be sufficient to meet our liquidity requirements for the next 12 months, which include approximately $18.4 million in principal and interest payments on debt (which includes $8.5 million in early redemption of bonds), capital expenditures of approximately $3.8 million and quarterly dividends, if declared by our Board. Our dividend payments amounted to approximately $4.9 million in 2011. We may be required to seek new financing should we obtain any new projects or plant expansions in 2012. We believe we have a sufficient credit standing and adequate funding sources to obtain any new financing that may be required for new projects or plant expansions.

We are not presently aware of anything that would lead us to believe that we will not have sufficient liquidity to meet our needs for 2012 and thereafter.

Discussion of Cash Flows for the Year Ended December 31, 2011

Our cash and cash equivalents decreased to $37.6 million as of December 31, 2011 from $46.1 million as of December 31, 2010.

Cash Flows from Operating Activities

Our operating activities provided net cash for the year ended December 31, 2011 of $8.4 million. This cash provided reflects net income generated for the year of $6.6 million as adjusted for (i) various items included in the determination of net income that do not affect cash flows during the year and (ii) changes in the other components of working capital. The more significant of such items for 2011 included depreciation and amortization of approximately $6.0 million and a net decrease in accounts receivable of approximately $3.7 million. We used $8.5 million to purchase marketable (trading) securities.

Cash Flows Used in Investing Activities

Our investing activities used $18.1 million in net cash during the year ended December 31, 2011. Approximately $14.0 million was used for construction in progress and property, plant and equipment additions and we collected $1.7 million on our loans receivable and received $1.7 million in cash from our investment in OC-BVI. Cash of $7.5 million was pledged as collateral on our $10,000,000 non-revolving credit facility with Scotiabank (Cayman) Ltd.

Cash Flows Used in Financing Activities

Our financing activities provided $1.1 million in net cash during the year ended December 31, 2011. During the year, we made $1.5 million in scheduled payments on our debt, paid dividends of $4.9 million and borrowed (and pledged as collateral) $7.5 million on our $10,000,000 non-revolving credit facility with Scotiabank (Cayman) Ltd.

Financial Position

Accounts receivable as of December 31, 2011 were approximately $8.5 million, down approximately $3.6 million from December 31, 2010. Approximately $1.8 million of the decrease reflects a reduction in accounts receivable due from the WSC.

Loans receivable decreased approximately $1.7 million from approximately $14.3 million as of December 31, 2010 to approximately $12.6 million as of December 31, 2011 due to scheduled payments by the WAC.

Borrowings Outstanding

As of December 31, 2011, we had total borrowings outstanding aggregating $24,383,794, which consisted of bonds payable and borrowings on our non-revolving credit facility with Scotiabank (Cayman) Ltd.

5.95% Secured Bonds

In August 2006, we issued $15,771,997 principal amount secured fixed rate bonds in a private offering and received net proceeds (excluding issuance costs and after the offering discount) of $14,445,720. These bonds bear interest at a rate of 5.95%, are repayable in quarterly principal and interest installments of $526,010, and mature in 2016. We have the right to redeem the bonds in full at any time after August 4, 2009 at a premium of 1.5% of the outstanding principal and accrued interest on the bonds on the date of redemption. As of December 31, 2011, $8,650,503 in principal amount was outstanding on these secured bonds. Our obligations under the bonds are secured by fixed and floating charges (i) on all of our assets, including an equitable charge of all of the shares of Cayman Water, and (ii) on all of Cayman Water’s assets including its real estate.

The trust deed for these bonds restricts our ability to enter into new borrowing agreements or any new guarantees without prior approval of the trustee and limits our capital expenditures, with the exception of capital expenditures to be incurred on certain defined projects, to $2,000,000 annually without prior approval by the trustee. The trust deed also contains financial covenants that require us to maintain a debt service coverage ratio of not less than 1.25 to 1, a ratio of long term debt to EBITDA (i.e. earnings before interest, taxes, depreciation and amortization) for the 12 months preceding the ratio calculation date not greater than 2.5 to 1 and a ratio of long term debt to equity equal to or less than 1.5 to 1. As of December 31, 2011, we were deemed to be in compliance with the covenants under the trust deed.

$10,000,000 Credit Facility

In October 2011, we entered into a $10,000,000 Credit Agreement with Scotiabank (Cayman) Ltd. pursuant to which we can borrow up to $10,000,000 on a non-revolving basis. This credit agreement expires 12 months from the date of the initial advance, which was made on December 30, 2011 in the amount of $7,500,000. Interest on this loan is based on the bank's term deposit rate plus 1% per annum. The Company is required to maintain an interest bearing cash deposit account as collateral for the borrowings of account and funded to the extent of the amount of the borrowings outstanding..

CW-Bahamas Series A Bonds

In July 2005, CW-Bahamas sold B$10,000,000 Series A bonds to Bahamian citizens and permanent resident investors in The Bahamas to finance a portion of the construction cost of its Blue Hills plant. These bonds have a contractual maturity date of June 30, 2015 and accrue interest at the annual fixed rate of 7.5%. Interest is payable quarterly. CW-Bahamas has the option, which commenced in 2008, to redeem these bonds in whole or in part without penalty. We have guaranteed CW-Bahamas repayment obligations upon an “event of default” as defined in the guarantee agreement. If we pay any amounts pursuant to the guarantee, we will be subrogated to all rights of the bondholders in respect of any such payments. The guarantee is a general unsecured obligation junior to our other secured obligations. We redeemed $1.5 million of these bonds in September 2010.  As of December 31, 2011, B$8,500,000 of the Series A bonds were outstanding. We have elected to redeem the remaining B$8,500,000 of these bonds outstanding on March 31, 2012.

Material Commitments, Expenditures and Contingencies

Renewal of Retail License

In the Cayman Islands, we provide water to retail customers under a 20 year license issued to us in July 1990 by the Cayman Islands government that grants us the exclusive right to provide water to retail customers within our licensed service area. Our service area is comprised of an area on Grand Cayman that includes the Seven Mile Beach and West Bay areas, two of the three most populated areas in the Cayman Islands. For the year ended December 31, 2011, we generated approximately 42% of our consolidated revenues and 51% of our consolidated gross profits from the retail water operations conducted pursuant to our exclusive license.   If we are not in default of any terms of the license, we have a right of first refusal to renew the license on terms that are no less favorable than those that the government offers to any third party.

This license was set to expire on July 10, 2010; however, we and the Cayman Islands government have agreed in correspondence to extend the license seven times in order to provide sufficient time to negotiate the terms of a new license agreement. The government has not requested that we meet to continue our retail license negotiations since our last meeting in February 2011. We believe the lack of recent license negotiations results from government’s focus on other matters (including the government’s publicly acknowledged intention to privatize certain government owned assets including the Water Authority-Cayman) rather than any inability to make progress with us on the license negotiations. We were advised by a letter dated February 16, 2012 from Water Authority-Cayman that the government had approved an extension of the license until June 30, 2012. We are currently waiting for the government to execute such license extension and continue to believe that the retail license negotiations will ultimately be resolved to the satisfaction of both parties.

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

We have been informed during our retail license renewal negotiations conducted with representatives of the Cayman Islands government that the Cayman Islands government seeks to restructure the terms of our license to employ a “rate of return on invested capital model” similar to that governing the sale of water to many U.S. municipalities. We have formally objected to the implementation of a “rate of return on invested capital model” on the basis that we believe that such a model would not promote the efficient operation of our water utility and could ultimately increase water rates to our customers. We believe such a model, if ultimately implemented, could significantly reduce the operating income and cash flows we have historically generated from our retail license and could require us to record an impairment loss to reduce the $1.2 million carrying value of our retail segment’s goodwill. Such impairment loss could be material to our results of operations.

If a new long-term license agreement is not entered into with the government, we would retain a right of first refusal to renew the license on terms that are no less favorable than those that the government might offer in the future to a third party.

If we do not enter into a new license agreement, and no other party is awarded a license, we expect to be permitted to continue to supply water to our service area. However, the terms of such continued supply may not be as favorable to us as the terms in the July 1990 license agreement. It is possible that the government could offer a third party a license to service some or all of our present service area. In such event, we may assume the license offered to the third party by exercising our right of first refusal. The terms of the new license agreement may not be as favorable to us as the terms under which we are presently operating and could reduce the operating income and cash flows we have historically generated from our retail license and could require us to record an impairment loss to reduce the $1.2 million carrying value of our retail segment’s goodwill. Such impairment loss could be material to our results of operations.

OC-BVI Litigation

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

On October 28, 2009, OC-BVI filed an appeal with the Eastern Caribbean Court of Appeals (the “Appellate Court”) asking the Appellate Court to review the September 17, 2009 ruling by the Eastern Caribbean Supreme Court as it relates to OC-BVI’s claim for compensation for expenditures made to expand the production capacity of the Baughers Bay plant. On October 29, 2009, the BVI government filed an appeal with the Appellate Court seeking the Appellate Court’s review of the September 17, 2009 ruling of the Court that the BVI government pay OC-BVI the reasonable rate for water produced by OC-BVI for the period subsequent to December 20, 2007. The BVI government is requesting a ruling from the Appellate Court that the BVI government should only pay OC-BVI the actual cost of water produced at the plant. In March 2011, the BVI government filed an application with the Appellate Court for a stay of execution of the judgments of the Court in order to defer any further payments of amounts under the Court order until such time as the Appellate Court rules on the appeal. On September 30, 2011, the Appellate Court conducted its hearing of the arguments of both parties under their respective appeals.  While we anticipated that the Appellate Court would issue its ruling on these appeals by the end of 2011, no ruling has been issued to date. We have not been informed when to expect the Appellate Court to issue its ruling.

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

Based upon the estimated fair value determined as of December 31, 2011 we concluded that no impairment loss was required to be recognized on our investment in OC-BVI during the year ended December 31, 2011. This conclusion assumes that the BVI government will fulfill its obligations under the contract for the Bar Bay plant and that OC-BVI will collect all of the $10.4 million awarded by the Court (of which only $5 million has been received to date). Should the BVI government be successful in its appeal to reduce the $10.4 million Court award, we will be required to record charges that will reduce our earnings by an amount approximately equal to 44% of any reduction of the $10.4 million previously awarded by the Court. If the Appellate Court ultimately overturns the ruling of the Court or the Appellate Court reduces the amount awarded to OC-BVI under the Court order, or the BVI government fails to honor the terms of its agreement for water supplied by OC-BVI’s Bar Bay plant, the actual cash flows from OC-BVI could vary materially from the expected cash flows we used in determining OC-BVI’s fair value as of December 31, 2011 and we would be required to record an additional impairment loss to reduce the carrying value of our investment in OC-BVI. Such impairment loss would reduce our earnings and could have a material adverse impact on our results of operations and financial condition.

Goodwill Valuation

The market price of our common stock has declined over the past twelve months and at times during this period, our market capitalization has been less than the carrying value of our stockholders equity. The staff of the Division of Corporation Finance of the U.S. Securities and Exchange Commission (the “Staff”) has inquired (through comment letters issued in connection with their periodic reviews of our recent annual and quarterly filings) as to what consideration we have given to recognizing an impairment of our goodwill in light of the extent, and the duration of time, our market capitalization has been below the carrying value of our stockholders equity.

We have responded to the Staff that, based upon our impairment testing for 2011, we have concluded that our goodwill was not impaired as of December 31, 2011. At their request, we have provided the Staff with the supporting calculations, assumptions and methodologies utilized for our 2011 goodwill impairment testing. The Staff is presently reviewing this information.

Our goodwill amounted to $3,587,754 as of December 31, 2011. While we have concluded that this goodwill was not impaired as of December 31, 2011, the Staff could disagree with our conclusion and we could ultimately be required to record an impairment charge for a portion or all of this goodwill as of December 31, 2011 or as of a later date. Such impairment charge could have a material adverse impact on our results of operations for the year ended December 31, 2011 or the results of operations for future periods.

Mexico Affiliate

In May 2010, we acquired, through our wholly-owned Netherlands subsidiary, Consolidated Water Cooperatief, U.A., a 50% interest in N.S.C. Agua, S.A. de C.V., (“NSC”) a Mexican company.  NSC has been formed to pursue a project encompassing the construction, ownership and operation of a 100 million gallon per day seawater reverse osmosis desalination plant to be located in northern Baja California, Mexico and an accompanying pipeline to deliver water to a Mexican potable water system and the U.S. border.   We believe such a project can  be successful due to what we anticipate will be a growing need for a new potable water supply for the areas of northern Baja California, Mexico and Southern California, United States.  To complete this project, we have engaged an engineering group with extensive regional experience and have partnered with Doosan Heavy Industries and Construction, a global leader in the engineering, procurement and construction of large seawater desalination plants.  Once completed, we would operate the plant while retaining a minority position in its ownership.  NSC is in the development stage, and is presently involved in (i) extending contracts for the purchase of land on which to build the plant, (ii) seeking contracts for the electric power and feed water sources for the plant’s proposed operations, and (iii) implementing a water quality monitoring and equipment testing program at the proposed feed water source.  In addition to completing these activities, NSC will be required to complete various other steps before it can commence construction of the plant and pipeline including, but not limited to, obtaining approvals and permits from various governmental agencies in Mexico and the United States, securing contracts with its proposed customers to sell water in sufficient quantities and at prices that make the project financially viable, and obtaining equity and debt financing for the project. NSC’s potential customers will also be required to obtain various governmental permits and approvals in order to purchase water from NSC.

For our 50% interest in NSC, we agreed to provide initial funding of up to $4 million in the form of equity for NSC’s development activities. As of June 30, 2011 we had met this initial funding commitment.  Because we exercise effective financial control over NSC and our partners in NSC did not participate in funding the first $4 million in losses that NSC incurred, we consolidate NSC’s results of operations. Included in our consolidated results of operations for the years ended December 31, 2011 and 2010 are approximately $3.0 and $1.7 million respectively in general and administrative expenses from NSC, consisting of organizational, legal, accounting, engineering, consulting and other costs relating to its project development activities. The assets and liabilities of NSC included in our consolidated balance sheet amounted to approximately $27,000 and $336,000 respectively, as of December 31, 2011 and approximately $731,000 and $131,000, respectively, as of December 31, 2010.

In February 2012, we acquired an option, exercisable through February 7, 2014, to purchase the shares of one of the other shareholders of NSC along with an immediate power of attorney to vote those shares. As a result, we now have effective control over NSC and are continuing its project development activities.

We have determined that completing NSC’s development activities will require significantly more funding than has been expended to date.  We may choose to fund these development activities ourselves or may seek funding from additional sources.  We may incur significant development expenses in the future for this project without ultimately being able to obtain the funding necessary for NSC to build the project.  We estimate that it will take at least two years for NSC to complete all of the development activities (which include initiating site piloting plant activities, extending purchase agreements for the land for the plant, securing feed water and power supplies, completing the engineering and feasibility studies, negotiating customer contracts, obtaining required regulatory permits and arranging the project financing) necessary to commence construction of the plant. However NSC may ultimately be unable to complete all of the activities necessary to begin construction of the project.

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

Transfers of U.S. dollars from CW-Belize to our other subsidiaries require authorization in advance from the Central Bank of Belize.

Material Expenditures and Commitments

The following table summarizes our contractual obligations as of December 31, 2011:

	Total	2012	2013-2015	2016-2018	2019 and
					Thereafter
Secured 5.95% bonds (1) (2)	$9,994,190	$2,104,040	$6,312,120	$1,578,030	$-
Series A bonds (1) (3)	8,659,375	8,659,375	-	-	-
Non-revolving credit facility (1)	7,602,750	7,602,750	-	-	-
Employment agreements	2,588,603	1,420,273	1,168,330	-	-
Operating leases	1,526,966	470,765	1,008,985	47,216	-
Purchase orders	448,471	448,471	-	-	-
Security deposits	274,878	70,280	37,243	-	167,355
Total	$31,095,233	$20,775,954	$8,526,678	$1,625,246	$167,355

(1)	Includes interest costs to be incurred.
(2)	Secured 5.95% bonds are shown gross of discount.
(3)	The Series A bonds have a contractual maturity date of June 30, 2015 and accrue interest at the annual fixed rate of 7.5%. As of December 31, 2011, B$8,500,000 of the Series A bonds were outstanding. We have elected to redeem the remaining B$8,500,000 of these bonds outstanding on March 31, 2012.

CW-Bahamas Liquidity

CW-Bahamas was due approximately $4.4 million and $8.3 million from the WSC as of December 31, 2011 and February 29, 2012, respectively. We have been informed previously by representatives of the Bahamas government that the delay in paying our accounts receivables is due to operating issues within the WSC, that the delay does not reflect any type of dispute with us with respect to the amounts owed, and that the amounts will ultimately be paid in full. We believe that the accounts receivable from the WSC are fully collectible and therefore have not provided any allowance for possible non-payment of these receivables as of December 31, 2011.

Transfers of U.S. dollars from CW-Bahamas to our other subsidiaries require authorization in advance from the Central Bank of the Bahamas.

CW-Bahamas Performance Bonds

We have two contracts, one for our Windsor plant and one for our Blue Hills plant, to supply water to the WSC. Each contract requires us to guarantee delivery of a minimum quantity of water per week. If we do not meet this minimum, we are required to pay the WSC for the difference between the minimum and actual gallons delivered at a per gallon rate equal to the price per gallon that WSC is currently paying us under the contract. The Windsor and Blue Hills contracts expire in 2013 and 2031, respectively and require us to deliver 14.0 million imperial gallons and 52.5 million imperial gallons, respectively, of water each week. We are required to provide the WSC with performance and operating guarantees, in the form of bank-issued letters of credit, to secure any payments we may be required to make under the minimum delivery requirements of the Windsor contract. A performance bond in the amount of $1,910,775 for the Windsor plant has expired and was not subsequently replaced. We expect to obtain a performance bond for the Windsor plant once CW-Bahamas has received payment of its delinquent accounts receivable from the WSC.

Dividends

•	On January 31, 2011, we paid a dividend of $0.075 to shareholders of record on January 1, 2011.
•	On April 30, 2011, we paid a dividend of $0.075 to shareholders of record on April 1, 2011.
•	On July 31, 2011, we paid a dividend of $0.075 to shareholders of record on July 1, 2011.
•	On October 31, 2011, we paid a dividend of $0.075 to shareholders of record on October 1, 2011.
•	On January 31, 2012, we paid a dividend of $0.075 to shareholders of record on January 1, 2012.
•	On February 21, 2012, our Board declared a dividend of $0.075 payable on April 30, 2012 to shareholders of record on April 1, 2012

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Credit Risk

We are not exposed to significant credit risk on retail customer accounts in the Cayman Islands as our policy is to cease supply of water to customers whose accounts are more than 45 days overdue. Our primary exposure to credit risk is from accounts receivable arising from bulk water sales to the governments of Belize, The Bahamas, The British Virgin Islands, and the Cayman Islands.

As of December 31, 2011, we had approximately $12.6 million in loans receivable due from the Water Authority-Cayman. These loans were current as to scheduled principal and interest payments as of December 31, 2011.

Interest Rate Risk

We are not exposed to significant interest rate risk as the annual interest rates on our Series A bonds and 5.95% bonds are fixed at 7.5% and 5.95%, respectively. We have elected to redeem on March 31, 2012 the remaining B$8,500,000 of Series A bonds outstanding.

Foreign Exchange Risk

All of the currencies in our operating areas other than the Mexican peso and the Euro have been fixed to the United States dollar for over 20 years and we do not employ a hedging strategy against exchange rate risk associated with our reporting in United States dollars. If any of these fixed exchange rates becomes a floating exchange rate our results of operations and financial condition could be adversely affected.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Page
CONSOLIDATED WATER CO. LTD.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
Report of Independent Registered Public Accounting Firm	54
Consolidated Balance Sheets as of December 31, 2011 and 2010	55
Consolidated Statements of Income for the Years Ended December 31, 2011, 2010 and 2009	56
Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2011, 2010 and 2009	57
Consolidated Statements of Cash Flows for the Years Ended December 31, 2011, 2010 and 2009	58
Notes to Consolidated Financial Statements	59
Schedule II, Valuation and Qualifying Accounts, is omitted because the information is included in the financial statements and notes.
OCEAN CONVERSION (BVI) LTD
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
Report of Independent Registered Public Accounting Firm	85
Consolidated Balance Sheets as of December 31, 2011 and 2010	86
Consolidated Statements of Operations for the Years Ended December 31, 2011, 2010 and 2009	87
Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2011, 2010 and 2009	88
Consolidated Statements of Cash Flows for the Years Ended December 31, 2011, 2010 and 2009	89
Notes to Consolidated Financial Statements	90

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Consolidated Water Co. Ltd.

We have audited the accompanying consolidated balance sheets of Consolidated Water Co. Ltd. as of December 31, 2011 and 2010, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2011. We also have audited Consolidated Water Co. Ltd.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Consolidated Water Co. Ltd.’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Consolidated Water Co. Ltd. as of December 31, 2011 and 2010, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Consolidated Water Co. Ltd. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/  Marcum LLP

Fort Lauderdale, Florida

March 15, 2012

CONSOLIDATED WATER CO. LTD.

CONSOLIDATED BALANCE SHEETS

(Expressed in United States dollars)

	December 31,
	2011	2010
ASSETS
Current assets
Cash and cash equivalents	$37,624,179	$46,130,237
Restricted cash	7,500,000	-
Marketable securities	8,496,372	-
Accounts receivable, net	8,537,232	12,132,730
Inventory	1,451,639	1,434,811
Prepaid expenses and other current assets	1,880,105	2,294,747
Current portion of loans receivable	1,843,600	1,733,799
Total current assets	67,333,127	63,726,324
Property, plant and equipment, net	64,185,110	55,923,731
Construction in progress	141,204	249,300
Inventory, non-current	3,861,470	3,538,912
Loans receivable	10,758,873	12,602,419
Investment in OC-BVI	6,634,598	7,812,523
Intangible assets, net	1,501,824	1,710,737
Goodwill	3,587,754	3,587,754
Other assets	2,855,471	3,049,866
Total assets	$160,859,431	$152,201,566

LIABILITIES AND EQUITY
Current liabilities
Accounts payable and other current liabilities	$4,617,770	$4,316,125
Dividends payable	1,156,081	1,152,614
Current portion of long term debt	17,531,134	1,422,991
Total current liabilities	23,304,985	6,891,730
Long term debt	6,852,660	16,883,794
Other liabilities	420,430	442,919
Total liabilities	30,578,075	24,218,443
Equity
Consolidated Water Co. Ltd. stockholders' equity
Redeemable preferred stock, $0.60 par value. Authorized 200,000 shares;
issued and outstanding 22,427 and 16,784 shares, respectively	13,456	10,070
Class A common stock, $0.60 par value. Authorized 24,655,000 shares;
issued and outstanding 14,568,696 and 14,555,393 shares, respectively	8,741,217	8,733,236
Class B common stock, $0.60 par value. Authorized 145,000 shares;
none issued or outstanding	-	-
Additional paid-in capital	81,939,211	81,349,944
Retained earnings	38,030,943	36,289,706
Total Consolidated Water Co. Ltd. stockholders' equity	128,724,827	126,382,956
Non-controlling interests	1,556,529	1,600,167
Total equity	130,281,356	127,983,123
Total liabilities and equity	$160,859,431	$152,201,566

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED WATER CO. LTD.

CONSOLIDATED STATEMENTS OF INCOME

(Expressed in United States dollars)

	Year Ended December 31,
	2011	2010	2009
Retail water revenues	$23,356,338	$21,864,252	$23,239,756
Bulk water revenues	30,757,874	25,302,093	25,905,077
Services revenues	1,040,280	3,542,209	8,874,684

Total revenues	55,154,492	50,708,554	58,019,517

Cost of retail revenues	11,496,598	10,361,302	9,812,434
Cost of bulk revenues	24,127,488	20,907,981	20,149,969
Cost of services revenues	508,339	2,828,776	5,058,037

Total cost of revenues	36,132,425	34,098,059	35,020,440

Gross profit	19,022,067	16,610,495	22,999,077

General and administrative expenses	13,651,650	11,329,648	10,101,257

Income from operations	5,370,417	5,280,847	12,897,820

Other income (expense):
Interest income	1,200,999	1,375,827	917,330
Interest expense	(1,141,744)	(1,584,771)	(1,698,084)
Other income	283,656	136,113	168,584
Equity in earnings (loss) of OC-BVI	838,652	1,235,146	(1,025,968)
Impairment of investment in OC-BVI	-	-	(4,660,000)

Other income (expense), net	1,181,563	1,162,315	(6,298,138)

Net income	6,551,980	6,443,162	6,599,682
Income attributable to non-controlling interests	438,762	151,137	501,111

Net income attributable to Consolidated Water Co. Ltd. stockholders	$6,113,218	$6,292,025	$6,098,571

Basic earnings per common share attributable to Consolidated Water Co. Ltd. common stockholders	$0.42	$0.43	$0.42
Diluted earnings per common share attributable to Consolidated Water Co. Ltd. common stockholders	$0.42	$0.43	$0.42
Dividends declared per common share	$0.300	$0.300	$0.280

Weighted average number of common shares used in the determination of:
Basic earnings per share	14,560,259	14,547,065	14,535,192
Diluted earnings per share	14,596,013	14,597,894	14,588,144

The accompanying notes are an integral part of these consolidated financial statements.

 CONSOLIDATED WATER CO. LTD.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

 (Expressed in United States dollars)

	Redeemable preferred stock		Common stock		Additional paid-in	Retained	Non-controlling	Total stockholders’
	Shares	Dollars	Shares	Dollars	capital	earnings	interest	equity
Balance as of December 31, 2008	17,366	$10,420	14,529,360	$8,717,616	$80,461,942	$32,340,077	$2,020,721	$123,550,776
Issue of share capital	5,651	3,390	6,734	4,041	86,704	-	-	94,135
Conversion of preferred stock	(5,784)	(3,470)	5,784	3,470	-	-	-	-
Buyback of preferred stock	(41)	(25)	-	-	(863)	-	-	(888)
Net income	-	-	-	-	-	6,098,571	501,111	6,599,682
Dividends declared	-	-	-	-	-	(4,073,008)	(1,072,802)	(5,145,810)
Stock-based compensation	-	-	-	-	442,903	-	-	442,903
Balance as of December 31, 2009	17,192	10,315	14,541,878	8,725,127	80,990,686	34,365,640	1,449,030	125,540,798
Issue of share capital	5,899	3,539	8,565	5,139	117,441	-	-	126,119
Conversion of preferred stock	(4,950)	(2,970)	4,950	2,970	-	-	-	-
Buyback of preferred stock	(1,357)	(814)	-	-	(15,982)	-	-	(16,796)
Net income	-	-	-	-	-	6,292,025	151,137	6,443,162
Dividends declared	-	-	-	-	-	(4,367,959)	-	(4,367,959)
Stock-based compensation	-	-	-	-	257,799	-	-	257,799
Balance as of December 31, 2010	16,784	10,070	14,555,393	8,733,236	81,349,944	36,289,706	1,600,167	127,983,123
Issue of share capital	8,345	5,007	11,158	6,694	99,284	-	-	110,985
Conversion of preferred stock	(2,145)	(1,287)	2,145	1,287	-	-	-	-
Buyback of preferred stock	(557)	(334)	-	-	(4,665)	-	-	(4,999)
Net income	-	-	-	-	-	6,113,218	438,762	6,551,980
Dividends declared	-	-	-	-	-	(4,371,981)	(482,400)	(4,854,381)
Stock-based compensation	-	-	-	-	494,648	-	-	494,648
Balance as of December 31, 2011	22,427	$13,456	14,568,696	$8,741,217	$81,939,211	$38,030,943	$1,556,529	$130,281,356

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED WATER CO. LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in United States dollars)

	Year Ended December 31,
	2011	2010	2009
Cash flows from operating activities
Net income	$6,551,980	$6,443,162	$6,599,682
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,998,319	6,279,551	6,395,745
Stock compensation on share and option grants	566,593	305,002	497,938
Net (profit) loss on disposal of fixed assets	15,195	126,066	68,778
Equity in (earnings) loss of OC-BVI	(588,331)	(1,274,527)	603,317
Unrealized loss on marketable securities	3,628	-	-
Impairment of investment in OC-BVI	-	-	4,660,000
Change in:
Marketable securities	(8,500,000)	-	-
Accounts receivable	3,709,123	(3,950,213)	(2,190,904)
Inventory	(339,386)	210,895	(595,185)
Prepaid expenses and other assets	609,037	(339,878)	116,000
Accounts payable and other liabilities	420,601	(1,699,578)	(1,059,279)
Net cash provided by operating activities	8,446,759	6,100,480	15,096,092
Cash flows from investing activities
Additions to property, plant and equipment and construction in progress	(13,957,876)	(1,266,084)	(2,560,494)
Distribution of earnings from OC-BVI	202,631	1,537,725	-
Collections of loans receivable	1,733,746	1,426,732	1,608,567
Repayment of loan receivable by OC-BVI	1,450,000	1,225,000	375,000
Restriction of cash balances for non-revolving credit facility	(7,500,000)	-	-
Net cash provided by (used in) investing activities	(18,071,499)	2,923,373	(576,927)
Cash flows from financing activities
Dividends paid	(4,850,914)	(4,368,047)	(4,999,514)
Issuance (repurchase) of redeemable preferred stock, net	1,542	(10,674)	-
Proceeds from exercises of stock options	-	-	9,461
Principal repayments of long term debt	(1,531,946)	(2,944,085)	(1,361,267)
Borrowing under non-revolving credit facility	7,500,000	-	-
Net cash provided by (used in) financing activities	1,118,682	(7,322,806)	(6,351,320)
Net increase (decrease) in cash and cash equivalents	(8,506,058)	1,701,047	8,167,845
Cash and cash equivalents at beginning of year	46,130,237	44,429,190	36,261,345
Cash and cash equivalents at end of year	$37,624,179	$46,130,237	$44,429,190

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED WATER CO. LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Principal activity

Consolidated Water Co. Ltd., and its subsidiaries (collectively, the “Company”) use reverse osmosis technology to produce fresh water from seawater. The Company processes and supplies water to its customers in the Cayman Islands, Belize and the Bahamas. The Company sells water to a variety of customers, including public utilities, commercial and tourist properties, residential properties and government facilities. The base price of water supplied by the Company, and adjustments thereto, are determined by the terms of a license and supply contracts, which provide for adjustments based upon the movement in the government price indices specified in the licenses and contracts, as well as monthly adjustments for changes in the cost of energy. The Company also provides engineering and design services for water plant construction, manages and operates water plants owned by others, and provides engineering and design services for the construction of water plants.

2. Accounting policies

Basis of preparation: The consolidated financial statements presented are prepared in accordance with the accounting principles generally accepted in the United States of America.

Use of estimates: The preparation of consolidated financial statements in conformity with the accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant items subject to estimates and assumptions include the carrying value of property, plant and equipment, intangible assets, goodwill and the fair value of the Company’s investment in affiliate.  Actual results could differ significantly from such estimates.

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

Foreign currency: The Company’s reporting currency is the United States dollar. The functional currency of the Company and its foreign subsidiaries is the currency for each respective country. The exchange rates between the Cayman Islands dollar, the Belize dollar, the Bahamian dollar, and the Bermuda dollar are fixed to the United States dollar.  Foreign currency gains/losses arising from transactions conducted in Mexican pesos and Euros are immaterial.

Cash and cash equivalents: Cash and cash equivalents consist of demand deposits at banks and highly liquid deposits at banks with an original maturity of three months or less.

As of December 31, 2011, the Company did not have deposits in U.S. banks in excess of federally insured limits. As of December 31, 2011, the Company held cash in foreign bank accounts of approximately $42.2 million, which includes $7.5 million of restricted cash.

Restricted cash: Restricted cash represents cash in a short term deposit account that is pledged as collateral for $7.5 million in borrowings under the Company’s non-revolving credit facility.

Marketable securities: Marketable securities consist primarily of marketable debt obligations with maturities of less than one year, are accounted for as trading securities and stated at market value. Any unrealized gains and losses on these securities are recognized in the consolidated statement of income.

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

Construction in progress: Interest costs directly attributable to the acquisition and construction of qualifying assets, which are assets that necessarily take a substantial period of time to be ready for their intended use, are added to the cost of those assets until such time as the assets are substantially ready for use. Interest capitalized on assets constructed during the year ended December 31, 2011 was $246,851.

Goodwill and intangible assets: Goodwill represents the excess costs over fair value of the assets of an acquired business. Goodwill and intangible assets acquired in a business combination and determined to have an indefinite useful life are not amortized, but are tested for impairment at least annually. Intangible assets with estimable useful lives are amortized over their respective estimated useful lives to their estimated residual values and reviewed periodically for impairment. The Company annually evaluates the possible impairment of goodwill as part of its financial reporting process for the fourth quarter of each fiscal year. Management identifies its reporting units and determines the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units. The Company determines the fair value of each reporting unit and compares it to the carrying amount of the reporting unit. To the extent the carrying amount of the reporting unit exceeds the fair value of the reporting unit, the Company is required to perform the second step of the impairment test, as this is an indication that the reporting unit goodwill may be impaired. In this step, the Company compares the implied fair value of the reporting unit goodwill with the carrying amount of the reporting unit goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit to all the assets (recognized and unrecognized) and liabilities of the reporting unit in a manner similar to a purchase price allocation. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. If the implied fair value is less than its carrying amount, an impairment loss is recorded.

For each of the years in the three-year period ended December 31, 2011 the Company estimated the fair value of each of its reporting units by applying the discounted cash flow method, the subject company stock price method, the guideline public company method, and the mergers and acquisitions method.

The discounted cash flow method relied upon seven-year discrete projections of operating results, working capital and capital expenditures, along with a terminal value subsequent to the discrete period. These seven-year projections were based upon historical and anticipated future results, general economic and market conditions, and considered the impact of planned business and operational strategies. The discount rates for the calculations represented the estimated cost of capital for market participants at the time of each analysis. The Company did not adjust its projections for any possible impact of negotiations underway with the Cayman Islands government for the renewal of its exclusive retail license.

The Company also estimated the fair value of each of its reporting units for each of the years in the three-year period ended December 31, 2011 through reference to the quoted market prices for the Company and guideline companies and the market multiples implied by guideline merger and acquisition transactions. The Company also performed an analysis reconciling the conclusions of value for the reporting units to the Company’s market capitalization at October 1, 2011.

Based upon its discounted cash flows and market price analyses, no impairment charges were required for the Company’s goodwill for any of the years in the three year period ended December 31, 2011.

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

Other assets: Under the terms of the contract with the Water and Sewerage Corporation of The Bahamas for the purchase of water from the Company’s Blue Hills desalination plant, the Company was required to reduce the amount of water lost by the public water distribution system on New Providence Island, The Bahamas, over a one year period by 438 million U.S. gallons, a requirement the Company met during 2007. The Company was solely responsible for the engineering, labor and materials costs incurred to effect the reduction in lost water, which were capitalized and are being amortized on a straight-line basis over the original remaining life of the Blue Hills contract. Such costs are included in other assets and aggregated approximately $3.5 million as of December 31, 2011 and 2010. Accumulated amortization for these costs was approximately $923,000 and $743,000 as of December 31, 2011 and 2010.

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

Income taxes: The Company accounts for the income taxes arising from the operations of its United States subsidiary, Aquilex, Inc., under the asset and liability method. Deferred tax assets and liabilities, if any, are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided to the extent any deferred tax asset may not be realized.

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

The Company assumes the risk that the costs associated with constructing the plant may be greater than it anticipated in preparing its bid. However, the terms of each of the sales contracts with its customers require the Company to guarantee the sales price for the plant at the bid amount. Because the Company bases its contracted sales price in part on its estimation of future construction costs, the profitability of its plant sales is dependent on its ability to estimate these costs accurately. The cost estimates the Company prepares in connection with the construction of plants to be sold to third parties are subject to inherent uncertainties. The cost of materials and construction may increase significantly after the Company submits its bid for a plant due to factors beyond the Company’s control, which could cause the gross margin for a plant to be less than the Company anticipated when the bid was made. The profit margin the Company initially expects to generate from a plant sale could be further affected by other factors, such as hydro-geologic conditions at the plant site that differ materially from those the Company believed existed and relied upon when the Company submitted its bid.

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

Comparative amounts: Certain amounts presented in the financial statements issued for 2010 have been reclassified to conform to the current year’s presentation.

3. Cash and cash equivalents and restricted cash

Cash and cash equivalents are not restricted as to withdrawal or use. As of December 31, 2011 and 2010, the equivalent United States dollars are denominated in the following currencies:

	December 31,
	2011	2010
Bank accounts:
United States dollar	$4,719,808	$7,494,938
Cayman Islands dollar	12,360,952	4,879,570
Bahamian dollar	2,250,883	4,022,003
Belize dollar	1,723,264	1,616,193
Bermudian dollar	142,363	694,346
Mexican Peso	10,459	9,349
Euro	8,453	-
	21,216,182	18,716,399
Short term deposits:
United States dollar	-	16,622,793
United States dollar	7,809,598	8,774,845
Bahamian dollar	8,598,399	2,016,200
	16,407,997	27,413,838
Total cash and cash equivalents	$37,624,179	$46,130,237

In addition, restricted cash as of December 31, 2011 of $7.5 million represents cash in a short term deposit account that is pledged as collateral for $7.5 million in borrowings under the Company’s non-revolving credit facility.

4. Accounts receivable

	December 31
	2011	2010
Trade accounts receivable	$8,079,194	$11,956,314
Receivable from affiliate	144,291	138,445
Other accounts receivable	473,881	198,105
	8,697,366	12,292,864
Allowance for doubtful accounts	(160,134)	(160,134)
	$8,537,232	$12,132,730

The activity for the allowance for doubtful accounts consisted of:

	December 31,
	2011	2010
Opening allowance for doubtful accounts	$160,134	$276,994
Recovery of doubtful accounts	-	(116,860)
Ending allowance for doubtful accounts	$160,134	$160,134

Significant concentrations of credit risk are disclosed in Note 21.

5. Inventory

	December 31,
	2011	2010
Water stock	$33,436	$31,263
Consumables stock	275,119	167,758
Spare parts stock	5,004,554	4,774,702
Total inventory	5,313,109	4,973,723
Less current portion	1,451,639	1,434,811
Inventory (non-current)	$3,861,470	$3,538,912

6. Loans receivable

	December 31,
	2011	2010
All loans receivable are due from the Water Authority-Cayman and consisted of:

Two loans originally aggregating $10,996,290, bearing interest at 6.5% per annum, receivable in monthly installments of $124,827 to May 2019, and secured by the machinery and equipment of the North Side Water Works plant	$8,798,106	$9,692,895

Two loans originally aggregating $1,738,000, bearing interest at 5% per annum, receivable in monthly installments of $24,565 to March 2014, and secured by the machinery and equipment of the North Sound plant	626,070	882,544

Two loans originally aggregating $3,671,000, bearing interest at 6.5% per annum, receivable in monthly installments of $54,513 to June 2017, and secured by the machinery and equipment of the Red Gate plant	3,018,190	3,460,369

Two loans originally aggregating $897,000, bearing interest at 5% per annum, receivable in monthly installments of $12,678 to January 2013, and secured by the machinery and equipment of the Lower Valley plant	160,107	300,410
Total loans receivable	12,602,473	14,336,218
Less current portion	1,843,600	1,733,799
Loans receivable, excluding current portion	$10,758,873	$12,602,419

7. Property, plant and equipment and construction in progress

	December 31,
	2011	2010
Land	$3,223,361	$3,223,361
Buildings	16,732,298	15,222,319
Plant and equipment	58,758,920	50,330,524
Distribution system	24,099,566	20,776,389
Office furniture, fixtures and equipment	2,492,913	2,174,260
Vehicles	1,283,037	1,322,840
Leasehold improvements	222,829	232,026
Lab equipment	34,874	34,874
	106,847,798	93,316,593
Less accumulated depreciation	42,662,688	37,392,862
Property, plant and equipment, net	$64,185,110	$55,923,731
Construction in progress	$141,204	$249,300

As of December 31, 2011, the Company had outstanding capital commitments of approximately $211,000. The Company maintains insurance for loss or damage to all fixed assets that it deems susceptible to loss. The Company does not insure its underground distribution system, which the Company estimates has a replacement cost in excess of $40 million as of December 31, 2011, as the Company considers the possibility of material loss or damage to this system to be remote. During the years ended December 31, 2011 and 2010, $13,576,895 and $740,729, respectively, of construction in progress was placed in service. Depreciation expense was $5,789,401, $6,195,266, and 6,171,239 for the years ended December 31, 2011, 2010 and 2009, respectively.

8. Investment in OC-BVI

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

Substantially all of the water sold by OC-BVI to the Ministry was initially supplied under a Water Supply Agreement dated May 1990 (the “1990 Agreement’) and was produced by one desalination plant with a capacity of 1.7 million gallons per day located at Baughers Bay, Tortola (the “Baughers Bay plant”). As discussed later in this Note (see “Baughers Bay dispute”), the BVI government assumed the operating responsibilities for the Baughers Bay plant in March 2010. During 2007, OC-BVI completed, for a total cost of approximately $8 million, the construction of a desalination plant with a capacity of 720,000 gallons per day located at Bar Bay, Tortola (the “Bar Bay plant”). OC-BVI began selling water to the Ministry from this plant in January 2009 and on March 4, 2010, OC-BVI and the BVI government executed a definitive seven-year contract for the Bar Bay plant (the “Bar Bay Agreement”). Under the terms of the Bar Bay Agreement, OC-BVI delivers up to 600,000 U.S. gallons of water per day to the BVI government from the Bar Bay plant. The Bar Bay Agreement includes a seven-year extension option exercisable by the BVI government and required OC-BVI to complete a storage reservoir on the BVI government site by no later than March 4, 2011. OC-BVI has not commenced construction of this storage reservoir due to the BVI government’s failure to pay (i) the invoices for the water provided by the Bar Bay plant on a timely basis; and (ii) the full amount ordered pursuant to a court ruling relating to the Baughers Bay dispute (see discussion that follows).

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

Summarized financial information of OC-BVI is presented as follows:

	December 31,
	2011	2010
Current assets	$2,726,046	$1,942,418
Non-current assets	7,436,845	8,235,140
Total assets	$10,162,891	$10,177,558

	December 31,
	2011	2010
Current liabilities	$2,109,284	$3,378,917
Non-current liabilities	2,218,519	2,387,606
Total liabilities	$4,327,803	$5,766,523

	Year Ended December 31,
	2011	2010
Water sales	$4,925,108	$7,173,903
Gross profit	2,453,878	4,309,711
Income from operations	1,833,056	2,891,240
Net income attributable to controlling interests	$1,926,597	$2,848,102

The Company’s investment in OC-BVI is comprised of the following:

	December 31,
	2011	2010
Equity investment (including profit sharing rights)	$6,634,598	$6,362,523
Loan receivable - Bar Bay plant construction	-	1,450,000
	$6,634,598	$7,812,523

The Company recognized $838,652 and $1,235,146 in earnings from its equity investment in OC-BVI for the years ended December 31, 2011 and 2010, respectively, and a loss of ($1,025,968) from its equity investment in OC-BVI for the year ended December 31, 2009. For the years ended December 31, 2011, 2010, and 2009, the Company recognized approximately $317,500, $656,000, and $324,000, respectively, in revenues from its management services agreement with OC-BVI. In addition to the Company’s loan to, and equity investment in, OC-BVI of approximately $6.6 million in 2011 and $7.8 million in 2010, the Company’s recorded value of the OC-BVI management services agreement, which is reflected as an intangible asset on the Company’s consolidated balance sheet, was approximately $571,000 and $714,000 as of December 31, 2011 and 2010, respectively (see Note 10).

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

On October 28, 2009, OC-BVI filed an appeal with the Eastern Caribbean Court of Appeals (the “Appellate Court”) asking the Appellate Court to review the September 17, 2009 ruling by the Eastern Caribbean Supreme Court as it relates to OC-BVI’s claim for compensation for expenditures made to expand the production capacity of the Baughers Bay plant. On October 29, 2009, the BVI government filed an appeal with the Appellate Court seeking the Appellate Court’s review of the September 17, 2009 ruling of the Court that the BVI government pay OC-BVI the reasonable rate for water produced by OC-BVI for the period subsequent to December 20, 2007. The BVI government is requesting a ruling from the Appellate Court that the BVI government should only pay OC-BVI the actual cost of water produced at the plant. In March 2011, the BVI government filed an application with the Appellate Court for a stay of execution of the judgments of the Court in order to defer any further payments of amounts under the Court order until such time as the Appellate Court rules on the appeal. On September 30, 2011, the Appellate Court conducted its hearing of the arguments of both parties under their respective appeals.  While the Company anticipated that the Appellate Court would issue its ruling on these appeals by the end of 2011, no ruling has been issued to date. The Company has not been informed when to expect the Appellate Court to issue its ruling.

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

The Company accounts for its investment in OC-BVI in accordance with the equity method of accounting for investments in common stock. This method requires recognition of a loss on an equity investment that is other than temporary, and indicates that a current fair value of an equity investment that is less than its carrying amount may indicate a loss in the value of the investment. To test for possible impairment of its investment in OC-BVI, the Company estimates its fair value as of the end of each fiscal quarter. In making this estimate, the Company calculates the expected cash flows from its investment in OC-BVI by (i) estimating the expected cash flows from OC-BVI’s contract with the BVI government to supply water from its Bar Bay plant; (ii) identifying various possible outcomes of the Baughers Bay litigation and estimating the expected cash flows associated with each possible outcome; and (iii) assigning a probability to each Baughers Bay outcome and associated expected cash flows based upon discussions held to date by OC-BVI’s management with the BVI government and OC-BVI’s legal counsel. The resulting probability-weighted sum represents the expected cash flows, and the Company’s best estimate of future cash flows, to be derived from its investment in OC-BVI, which are present-valued to estimate OC-BVI’s fair value. After considering the impact of the September and October 2009 rulings of the Court and the decision by the BVI government to enter into the agreement with another company to build a new plant to serve Tortola, the Company determined that the carrying value of its investment in OC-BVI exceeded the estimated fair value for our investment in OC-BVI and therefore recognized impairment losses aggregating approximately $4.7 million for the year ended December 31, 2009.

Based upon the estimated fair value determined as of December 31, 2011 the Company concluded that no impairment loss was required to be recognized on its investment in OC-BVI during the year ended December 31, 2011. This conclusion assumes that the BVI government will fulfill its obligations under the contract for the Bar Bay plant and that OC-BVI will collect all of the $10.4 million awarded by the Court (of which only $5 million has been received to date). Should the BVI government be successful in its appeal to reduce the $10.4 million Court award, the Company will be required to record charges that will reduce its earnings by an amount approximately equal to 44% of any reduction of the $10.4 million previously awarded by the Court. If the Appellate Court ultimately overturns the ruling of the Court or the Appellate Court reduces the amount awarded to OC-BVI under the Court order, or the BVI government fails to honor the terms of its agreement for water supplied by OC-BVI’s Bar Bay plant, the actual cash flows from OC-BVI could vary materially from the expected cash flows the Company used in determining OC-BVI’s fair value as of December 31, 2011 and the Company would be required to record an additional impairment loss to reduce the carrying value of its investment in OC-BVI. Such impairment loss would reduce the Company’s earnings and could have a material adverse impact on its results of operations and financial condition.

9. Other Affiliates

CW-Bermuda

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

Because (i) the equity investment in CW-Bermuda was not sufficient to permit it to finance its activities without the loan from the Company; (ii) the other investors in CW-Bermuda have no obligation to absorb any significant amount of its losses should losses arise; and (iii) the Company expected and received economic benefits from CW-Bermuda that are significantly greater than the Company’s voting rights of 40%, CW-Bermuda constitutes a variable interest entity (“VIE”). The Company is the primary financial beneficiary of CW-Bermuda and accordingly, consolidates the results of CW-Bermuda in its financial statements. The assets and liabilities of CW-Bermuda included in the Company’s consolidated balance sheet amounted to approximately $141,000 and $1,000 respectively, as of December 31, 2011. The Company has not provided any guarantees related to CW-Bermuda and any creditors of the VIE do not have recourse to the general credit of the Company as a result of including CW-Bermuda in the consolidated financial statements. The results of CW-Bermuda are reflected in the Company’s services segment. The Company generated revenues and gross profits from its Bermuda affiliate of approximately $723,000 and $457,000, respectively, for the year ended December 31, 2011 and $1.1 million and $533,000, respectively, for the year ended December 31, 2010. As a result of the termination of the agreement with the Bermuda government, the Company does not expect to receive any future fees or revenues from CW-Bermuda.

NSC

In May 2010, the Company acquired, through its wholly-owned Netherlands subsidiary, Consolidated Water Cooperatief, U.A., a 50% interest in N.S.C. Agua, S.A. de C.V., (“NSC”) a Mexican company.  NSC has been formed to pursue a project encompassing the construction, ownership and operation of a 100 million gallon per day seawater reverse osmosis desalination plant to be located in northern Baja California, Mexico and an accompanying pipeline to deliver water to a Mexican potable water system and the U.S. border.   The Company believes such a project can  be successful due to what we anticipate will be a growing need for a new potable water supply for the areas of northern Baja California, Mexico and Southern California, United States.  To complete this project, the Company has engaged an engineering group with extensive regional experience and have partnered with Doosan Heavy Industries and Construction, a global leader in the engineering, procurement and construction of large seawater desalination plants.  Once completed, a subsidiary of the Company would operate the plant while retaining a minority position in its ownership.  NSC is in the development stage, and is presently involved in (i) extending contracts for the purchase of land on which to build the plant, (ii) seeking contracts for the electric power and feed water sources for the plant’s proposed operations, and (iii) implementing a water quality monitoring and equipment testing program at the proposed feed water source.  In addition to completing these activities, NSC will be required to complete various other steps before it can commence construction of the plant and pipeline including, but not limited to, obtaining approvals and permits from various governmental agencies in Mexico and the United States, securing contracts with its proposed customers to sell water in sufficient quantities and at prices that make the project financially viable, and obtaining equity and debt financing for the project. NSC’s potential customers will also be required to obtain various governmental permits and approvals in order to purchase water from NSC.

For its 50% interest in NSC, the Company agreed to provide initial funding of up to $4 million in the form of equity for NSC’s development activities. As of June 30, 2011 the Company had met this initial funding commitment.  Because the Company exercises effective financial control over NSC and its partners in NSC did not participate in funding the first $4 million in losses that NSC incurred, the Company consolidates NSC’s results of operations. Included in the consolidated results of operations for the years ended December 31, 2011 and 2010 are approximately $3.0 and $1.7 million respectively in general and administrative expenses from NSC, consisting of organizational, legal, accounting, engineering, consulting and other costs relating to its project development activities. The assets and liabilities of NSC included in the consolidated balance sheet amounted to approximately $27,000 and $336,000 respectively, as of December 31, 2011 and approximately $731,000 and $131,000, respectively, as of December 31, 2010.

In February 2012, the Company acquired an option, exercisable through February 7, 2014, to purchase the shares of one of the other shareholders of NSC along with an immediate power of attorney to vote those shares. As a result, the Company now has effective control over NSC and is continuing its project development activities.

The Company has determined that completing NSC’s development activities will require significantly more funding than has been expended to date. The Company may choose to fund these development activities itself or may seek funding from additional sources. The Company may incur significant development expenses in the future for this project without ultimately being able to obtain the funding necessary for NSC to build the project.  The Company estimates that it will take at least two years for NSC to complete all of the development activities (which include initiating site piloting plant activities, extending purchase agreements for the land for the plant, securing feed water and power supplies, completing the engineering and feasibility studies, negotiating customer contracts, obtaining required regulatory permits and arranging the project financing) necessary to commence construction of the plant. However NSC may ultimately be unable to complete all of the activities necessary to begin construction of the project.

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

The carrying amount of the Belize Water Production and Supply Agreement is being amortized over the 23 year term of the agreement and has a weighted average remaining useful life of 15.4 years.

	December 31,
	2011	2010
Cost
Intangible asset management service agreement	$856,356	$856,356
Belize water production and supply agreement	1,522,419	1,522,419
	2,378,775	2,378,775
Accumulated amortization
Intangible asset management service agreement	(285,452)	(142,726)
Belize water production and supply agreement	(591,499)	(525,312)
	(876,951)	(668,038)
Intangible assets, net	$1,501,824	$1,710,737

Amortization for each of the next five years and thereafter is expected to be as follows:

2012	$208,918
2013	208,918
2014	208,918
2015	208,918
2016	66,192
Thereafter	599,960
$1,501,824

11. Dividends

Interim dividends declared on Class A common stock and redeemable preferred stock for each quarter of the respective years ended December 31 were as follows:

	2011	2010	2009
First Quarter	$0.075	$0.075	$0.065
Second Quarter	0.075	0.075	0.065
Third Quarter	0.075	0.075	0.075
Fourth Quarter	0.075	0.075	0.075

12. Long term debt

Long term debt consists of the following:

	December 31,
	2011	2010
Fixed rate bonds bearing interest at a rate of 5.95%; repayable in quarterly installments of $526,010; secured through an inter-creditor agreement with the Republic Bank & Trust by substantially all of the Company’s assets. Redeemable in full at any time after August 4, 2009 at a premium of 1.5% of the outstanding principal and accrued interest on the bonds on the date of redemption (1)	$8,650,503	$10,182,449
Series A bonds bearing interest at the annual fixed rate of 7.5%, payable quarterly; maturing on June 30, 2015 (2)	8,500,000	8,500,000
Borrowings under non-revolving credit facility (3)	7,500,000	-
Total debt	24,650,503	18,682,449
Less discount	266,709	375,664
Less current portion	17,531,134	1,422,991
Long term debt, excluding current portion	$6,852,660	$16,883,794

(1)	The Company has collateralized all borrowings under the 5.95% fixed rate bonds by providing a first debenture over fixed and floating assets, a first legal charge over all land and buildings, a security interest in all insurance policies and claims, a reimbursement agreement for standby letters of credit, a pledge of capital stock of each subsidiary and guarantees and negative pledges from each company where a majority interest exists.

The trust deed for these bonds restricts our ability to enter into new borrowing agreements or any new guarantees without prior approval of the trustee and limits our capital expenditures, with the exception of capital expenditures to be incurred on certain defined projects, to $2.0 million annually without prior approval by the trustee. The trust deed also contains financial covenants that require us to maintain a debt service coverage ratio, a ratio of long term debt to EBITDA (i.e. earnings before interest, taxes, depreciation and amortization) for the 12 months preceding the ratio calculation date and a ratio of long term debt to equity. As of December 31, 2011, we were deemed to be in compliance with the covenants under the trust deed.

(2)	In July 2005, CW-Bahamas sold B$10.0 million Series A bonds to Bahamian citizens and permanent resident investors in The Bahamas to finance a portion of the construction cost of its Blue Hills plant. These bonds mature on June 30, 2015 and accrue interest at the annual fixed rate of 7.5%. Interest is payable quarterly. CW-Bahamas has the option to redeem the bonds in whole or in part without penalty commencing after June 30, 2008. The Company has guaranteed CW-Bahamas repayment obligations upon an “event of default” as defined in the guarantee agreement. If the Company pays any amounts pursuant to the guarantee, it will be subrogated to all rights of the bondholders in respect of any such payments. The guarantee is a general unsecured obligation junior to the Company’s other secured obligations. The Company redeemed $1.5 million of these bonds in September 2010. The Company has elected to redeem the balance of these bonds on March 31, 2012.

(3)	In October 2011, the Company entered into a $10.0 million Credit Agreement which includes a non-revolving credit facility. The credit facility expires 12 months from the date of the initial advance. The initial advance of $7.5 million was drawn on December 30, 2011 and matures December 31, 2012. Interest on this loan is based on the bank's term deposit rate plus 1% per annum. The Company is required to maintain an interest bearing cash deposit account as collateral for the borrowings in an amount equal to the amount of the borrowings.

As of December 31, 2011, the aggregate debt repayment obligations for the next five years are as follows:

2012	$17,531,134
2013	1,647,493
2014	1,772,690
2015	1,907,398
2016	1,525,079
$24,383,794

13. Share capital and additional paid-in capital

Redeemable preferred stock (“preferred shares”) is issued under the Company’s Employee Share Incentive Plan as discussed in Note 19 and carries the same voting and dividend rights as shares of common stock (“common share”). Preferred shares vest over four years and convert to common stock on a share for share basis on the fourth anniversary of each grant date. Preferred shares are only redeemable with the Company’s agreement. Upon liquidation, preferred shares rank in preference to the common shares to the extent of the par value of the preferred shares and any related additional paid in capital.

The Company has an Option Deed in place designed to deter coercive takeover tactics. Pursuant to this plan, holders of common shares and preferred shares are granted options which entitle them to purchase 1/100 of a share of Class ‘B’ stock at an exercise price of $50.00 if a person or group acquires or commences a tender offer for 20% or more of the Company’s common shares. Option holders (other than the acquiring person or group) will also be entitled to buy, for the $37.50 exercise price, common shares with a then market value of $100.00 in the event a person or group actually acquires 20% or more of the Company’s common shares. Options may be redeemed at $0.01 under certain circumstances. A total of 145,000 of the Company’s authorized but unissued common shares have been reserved for issuance as Class ‘B’ stock. The Class ‘B’ stock has priority over common shares with respect to dividend and voting rights. No Class ‘B’ stock options have been exercised or redeemed up to December 31, 2011. In March 2007, the Board of Directors extended the expiration date of the Option Deed through July 2017.

14. Cost of revenues and general and administrative expenses

	Year Ended December 31,
	2011	2010	2009
Cost of revenues consist of:
Electricity	$12,622,788	$10,132,956	$8,743,711
Depreciation	5,537,098	5,854,297	5,882,387
Fuel oil	7,195,692	4,928,409	4,953,120
Employee costs	4,276,682	4,444,814	4,537,824
Cost of plant sales	61,843	1,833,835	3,850,188
Maintenance	2,140,776	2,541,927	2,437,164
Royalties	1,406,160	1,368,181	1,505,080
Insurance	1,545,771	1,490,121	1,321,727
Other	1,345,615	1,503,519	1,789,239
	$36,132,425	$34,098,059	$35,020,440

General and administrative expenses consist of:
Employee costs	$5,265,360	$4,219,915	$4,526,140
Insurance	965,003	951,715	952,742
Professional fees	3,112,678	2,805,146	857,135
Directors’ fees and expenses	551,132	519,786	692,374
Depreciation	252,303	340,969	310,529
Other	3,505,174	2,492,117	2,762,337
	$13,651,650	$11,329,648	$10,101,257

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

The following summarizes information related to the computation of basic and diluted EPS for the respective years ended December 31:

	2011	2010	2009
Net income attributable to Consolidated Water Co. Ltd. common stockholders	$6,113,218	$6,292,025	$6,098,571
Less: Dividends paid and earnings attributable on preferred stock	(7,040)	(5,350)	(5,236)
Net income available to common shares in the determination of basic earnings per common share	$6,106,178	$6,286,675	$6,093,335

Weighted average number of common shares in the determination of basic earnings per common share attributable to Consolidated Water Co. Ltd. common stockholders	14,560,259	14,547,065	14,535,192
Plus:
Weighted average number of preferred shares outstanding during the year	19,892	18,723	17,657
Potential dilutive effect of unexercised options	15,862	32,106	35,295
Weighted average number of shares used for determining diluted earnings per common share attributable to Consolidated Water Co. Ltd. common stockholders	14,596,013	14,597,894	14,588,144

16. Segment information

The Company has three reportable segments: retail, bulk and services. The retail segment operates the water utility for the Seven Mile Beach and West Bay areas of Grand Cayman Island pursuant to an exclusive license granted by the Cayman Islands government. The bulk segment supplies potable water to government utilities in Grand Cayman, the Bahamas and Belize under long-term contracts. The services segment designs, constructs and sells desalination plants and provides desalination plant management and operating services to third parties.

The accounting policies of the segments are consistent with those described in Note 1. The Company evaluates each segment’s performance based upon its income from operations. All intercompany transactions are eliminated for segment presentation purposes.

The Company’s segments are strategic business units that are managed separately because, while all segments derive their revenues from desalination-related activities, each segment sells different products and/or services, serves customers with distinctly different needs and generates different gross profit margins.

	As of and for the year ended December 31, 2011
	Retail	Bulk	Services	Total
Revenues	$23,356,338	$30,757,874	$1,040,280	$55,154,492
Cost of revenues	11,496,598	24,127,488	508,339	36,132,425
Gross profit	11,859,740	6,630,386	531,941	19,022,067
General and administrative expenses	9,019,127	1,368,285	3,264,238	13,651,650
Income (loss) from operations	2,840,613	5,262,101	(2,732,297)	5,370,417
Other income (expense), net				1,181,563
Consolidated net income				6,551,980
Income attributable to non-controlling interests				438,762
Net income attributable to Consolidated Water Co. Ltd. stockholders				$6,113,218

As of December 31, 2011:
Property plant and equipment, net	$25,456,103	$37,824,507	$904,500	$64,185,110
Construction in progress	141,204	-	-	141,204
Goodwill	1,170,511	2,328,526	88,717	3,587,754
Total assets	73,557,410	83,457,607	3,844,414	160,859,431

	As of and for the year ended December 31, 2010
	Retail	Bulk	Services	Total
Revenues	$21,864,252	$25,302,093	$3,542,209	$50,708,554
Cost of revenues	10,361,302	20,907,981	2,828,776	34,098,059
Gross profit	11,502,950	4,394,112	713,433	16,610,495
General and administrative expenses	8,105,740	1,247,076	1,976,832	11,329,648
Income (loss) from operations	3,397,210	3,147,036	(1,263,399)	5,280,847
Other income (expense), net				1,162,315
Consolidated net income				6,443,162
Income attributable to non-controlling interests				151,137
Net income attributable to Consolidated Water Co. Ltd. stockholders				$6,292,025

As of December 31, 2010:
Property, plant and equipment, net	$26,426,273	$28,350,519	$1,146,939	$55,923,731
Construction in progress	249,300	-	-	249,300
Goodwill	1,170,511	2,328,526	88,717	3,587,754
Total assets	77,481,333	69,343,561	5,376,672	152,201,566

	As of and for the year ended December 31, 2009
	Retail	Bulk	Services	Total
Revenues	$23,239,756	$25,905,077	$8,874,684	$58,019,517
Cost of revenues	9,812,434	20,149,969	5,058,037	35,020,440
Gross profit	13,427,322	5,755,108	3,816,647	22,999,077
General and administrative expenses	8,215,142	1,676,327	209,788	10,101,257
Income from operations	5,212,180	4,078,781	3,606,859	12,897,820
Other income (expense), net				(6,298,138)
Consolidated net income				6,599,682
Income attributable to non-controlling interests				501,111
Net income attributable to Consolidated Water Co. Ltd. stockholders				$6,098,571

As of December 31, 2009:
Property plant and equipment, net	$27,549,450	$31,935,956	$1,390,870	$60,876,276
Construction in progress	370,131	-	-	370,131
Goodwill	1,170,511	2,328,526	88,717	3,587,754
Total assets	78,291,323	68,832,934	7,351,524	154,475,781

Revenues from Cayman Island operations were $32,223,536 in 2011 (2010: $29,168,425 and 2009: $31,739,512). Revenues from all other country operations were $22,930,956 in 2011 (2010: $21,540,129 and 2009: $26,280,005). Included in the revenues from other countries is $19,825,070 in 2011 (2010: $16,188,416 and 2009: $15,535,411) from the operations in the Bahamas, $2,065,606 in 2011 (2010: $1,809,504 and 2009: $1,869,912) from our operations in Belize.

For the year ended December 31, 2011, revenues in the amount of $19,610,650 (2010: $15,941,021 and 2009: $15,285,508:) were earned from the Water and Sewerage Corporation of The Bahamas (“WSC”) and revenues in the amount of $8,867,198 (2010: $7,304,173 and 2009: $8,499,755) were earned from the Water Authority-Cayman.  During 2011, revenues from the WSC represented 36% (2010: 31% and 2009: 26%) of total revenues and revenues from the Water Authority-Cayman represented 16% (2010: 14% and 2009: 15%) of total revenues.

For the year ended December 31, 2011, revenues earned by the Services segment from its management services agreement with OC-BVI amounted to $317,506 (2010: $656,738 and 2009: $324,148).

As of December 31, 2011 and 2010, property, plant and equipment located in the Cayman Islands were $26,189,796 and $27,325,357, respectively. Property, plant and equipment in all other country operations were $37,995,314 and $28,598,374 as of December 31, 2011 and 2010, respectively. Included in property, plant and equipment from other country operations is $36,437,351 in 2011 and $26,789,013 in 2010, from the operations in the Bahamas and $1,202,017 in 2011 and $1,336,375 in 2010 from our operations in Belize.

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

18. Commitments and contingencies

Commitments

The Company has entered into a lease for its corporate headquarters for approximately 5,451 square feet of office space at the Regatta Office Park, West Bay Road, Grand Cayman, Cayman Islands. This lease expires April 30, 2014.

Aquilex has leased approximately 6,500 square feet of office space in Coral Springs, Florida through April 2016, and has leased approximately 4,100 square feet of warehouse space in Sunrise, Florida through October 2015.

Future minimum lease payments under these non-cancelable operating leases as of December 31, 2011 are as follows:

2012	$470,765
2013	482,704
2014	308,945
2015	217,336
2016	47,216
$1,526,966

Total rental expense for the years ended December 31, 2011, 2010 and 2009 was $464,355, $384,860 and $373,099, respectively.

The Company is obligated to supply water, where feasible, to customers in the Cayman Islands within its license area in accordance with the terms of the license. Royalties are paid to the Government of the Cayman Islands at the rate of 7.5% of gross water sales.

The Company has seven water supply agreements under which it is required to provide minimum water quantities.

The Company has entered into employment agreements with certain executives, which expire through December 31, 2013 and provide for, among other things, base annual salaries in an aggregate amount of $2.6 million, performance bonuses and various employee benefits.

Expiration and Renewal of Retail License

In the Cayman Islands, the Company provides water to retail customers under a 20-year license issued to Cayman Water in July 1990 by the Cayman Islands government that grants the Company the exclusive right to provide water to retail customers within our licensed service area. The Company’s service area is comprised of an area on Grand Cayman that includes the Seven Mile Beach and West Bay areas, two of the three most populated areas in the Cayman Islands. For the year ended December 31, 2011, the Company generated approximately 42% of its consolidated revenues and 51% of its consolidated gross profits from the retail water operations conducted pursuant to our exclusive license. If Cayman Water is not in default of any terms of the license, the Company has a right of first refusal to renew the license on terms that are no less favorable than those that the government offers to any third party.

This license was set to expire on July 10, 2010 however the Company and the Cayman Islands government have agreed in correspondence to extend the license seven times in order to provide sufficient time to negotiate the terms of a new license agreement.  We were advised by letter dated February 16, 2012 from Water Authority-Cayman that the government had approved an extension of the License until June 30, 2012. We are currently waiting for government to execute such license extension.

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

If the Company does not enter into a new license agreement, and no other party is awarded a license, the Company expects to be permitted to continue to supply water to its service area. However, the terms of such continued supply may not be as favorable to the Company as the terms in the July 11, 1990 license agreement. It is possible that the government could offer a third party a license to service some or all of the Company’s present service area. In such event, the Company may assume the license offered to the third party by exercising its right of first refusal. The terms of the new license agreement may not be as favorable to the Company as the terms under which the Company is presently operating and could reduce the operating income and cash flows the Company has historically generated from its retail license and require the Company to record an impairment loss to reduce the $1.2 million carrying value of its retail segment’s goodwill. Such impairment loss could be material to the Company’s results of operations.

The Company is presently unable to determine what impact the resolution of this matter will have on its cash flows, financial condition or results of operations.

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

By Statutory Instrument No. 81 of 2009, the Minister of Public Utilities of the government of Belize published an order, the Public Utility Provider Class Declaration Order, 2009 (the “Order”), which as of May 1, 2009 designated CW-Belize as public utility provider under the laws of Belize. With this designation, the Public Utilities Commission of Belize (the “PUC”) has the authority to set the rates charged by CW-Belize and to otherwise regulate its activities. On November 1, 2010, CW-Belize received a formal complaint from the PUC alleging that CW-Belize was operating without a license under the terms of the Water Industry Act. CW-Belize applied for this license in December 2010. On July 29, 2011, the PUC issued the San Pedro Public Water Supply Quality and Security Complaint Order (the “Second Order”) which among other things requires that (i) CW-Belize and its customer jointly make a submission to the responsible Minister requesting that the area surrounding CW-Belize’s seawater abstraction wells be designated a forest reserve or national park and be designated a Controlled Area under section 58 of the Water Industry Act, (ii) CW-Belize submit an operations manual for CW-Belize’s desalination plant to the PUC for approval, (iii) CW-Belize and its customer modify the water supply agreement between the parties to (a) include new water quality parameters included in the Order and (b) cap the current exclusive water supply arrangement in the agreement at maximum of 450,000 gallons per day, (iv) CW-Belize keeps a minimum number of replacement seawater RO membranes in stock at all times and (v) CW-Belize takes possession of and reimburses the PUC for certain equipment which the PUC purchased from a third-party in late 2010. CW-Belize has applied for declaratory judgment and has been granted a temporary injunction to stay the enforcement of the Second Order by the PUC until such time as the matter can be heard by the Belize courts. The Company is presently unable to determine what impact the Order and the Second Order will have on its results of operations, financial position or cash flows.

19. Stock-Based Compensation

The Company has the following stock compensation plans that form part of its employees’ remuneration:

Employee Share Incentive Plan (Preferred Shares)

The Company awards preferred shares for $nil consideration under the Employee Share Incentive Plan as part of compensation for certain eligible employees, excluding Directors and certain Officers, that require future services as a condition to the delivery of common shares. In addition, options are granted to purchase preferred shares at a fixed price, determined annually, which will typically represent a discount to the market value of the common stock. In consideration for preferred shares, the Company issues shares of common stock on a share for share basis. Under the plan, the conversion is conditional on the grantee’s satisfying requirements outlined in the award agreements. Preferred shares are only redeemable with the Company’s approval. Each employee’s option to purchase preferred shares must be exercised within 30 days of the grant date, which is the 90th day after the date of the auditor’s opinion on the financial statements for the relevant year. Options granted during the years ended December 31, 2011 and 2010 totaled 7,455 options and 5,379 options, respectively.

Employee Share Option Plan (Common Stock Options)

The Company has an employee stock option plan for certain long-serving employees of the Company. Under the plan, these employees are granted in each calendar year, as long as the employee is a participant in the Employee Share Incentive Plan, options to purchase common shares. The price at which the option may be exercised will be the closing market price on the grant date, which is the 40th day after the date of the Company’s Annual Shareholder Meeting. The number of options each employee is granted is equal to five times the sum of (i) the number of preferred shares which that employee receives for $nil consideration and (ii) the number of preferred share options which that employee exercises in that given year. Options may be exercised during the period commencing on the fourth anniversary of the grant date and ending on the thirtieth day after the fourth anniversary of the grant date.  Options granted during the years ended December 31, 2011 and 2010 totaled 5,440 and 3,165, respectively.

Non-Executive Directors’ Share Plan

This stock grant plan provides part of Directors’ remuneration. Under this plan, Directors receive a combination of cash and common stock for their participation in Board meetings. All Directors are eligible except Executive Officers, who are covered by individual employment contracts, and the board member designated by Cayman Island government. The number of common stock granted is calculated based upon the market price of the Company’s common stock on October 1 of the year preceding the grant. Stock granted during the years ended December 31, 2011 and 2010 totaled 7,614 shares and 3,471 shares, respectively. The Company recognized stock-based compensation of $71,945 and $47,203 for the years ended December 31, 2011 and 2010, respectively.

2008 Equity Incentive Plan

On May 14, 2008, the Company’s stockholders approved the 2008 Equity Incentive Plan (the “2008 Plan”) and reserved 1,500,000 shares of the Company’s Class A common shares for issuance under this plan. All Directors, executives and key employees of the Company or its affiliates are eligible for participation in the 2008 Plan which provides for the issuance of options, restricted stock and stock equivalents at the discretion of the Board. In 2009, 101,697 options were granted under the 2008 Plan at an exercise price of $7.90. No options were granted in 2010. In February 2011, a total of 143,612 options were granted under the 2008 Plan at an exercise price of $10.68. In July 2011, a total of 18,000 options to purchase shares of common stock were granted to a new member of management under the 2008 Equity Incentive Plan at an exercise price of $9.11.

The Company measures and recognizes compensation expense at fair value for all share-based payments, including stock options. Stock-based compensation totaled $494,648 and $257,799 for the years ended December 31, 2011 and 2010, respectively and is included in general and administrative expenses in the consolidated statements of income.

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

The significant weighted average assumptions for the years ended December 31, 2011, 2010 and 2009 were as follows:

	2011	2010	2009
Risk free interest rate	1.33%	0.54%	1.28%
Expected option life (years)	3.4	1.6	3.4
Expected volatility	68.18%	56.97%	68.62%
Expected dividend yield	2.89%	2.49%	3.17%

A summary of the Company’s stock option activity for the year ended December 31, 2011 is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (1)
Outstanding at beginning of period	213,067	$18.49
Granted	174,507	10.34
Exercised	(890)	7.35
Forfeited	(8,290)	11.54
Outstanding as of December 31, 2011	378,394	$14.91	2.75 years	$69,154
Exercisable as of December 31, 2011	169,453	$20.72	1.30 years	$46,103

____________

(1)	The intrinsic value of a stock option represents the amount by which the fair value of the underlying stock, measured by reference to the closing price of the common shares of $8.58 on the Nasdaq Global Select Market on December 31, 2011, exceeds the exercise price of the option.

As of December 31, 2011, 208,941 non-vested options and 169,453 vested options were outstanding, with weighted average exercise prices of $10.19 and $20.72, respectively, and average remaining contractual lives of 3.93 years and 1.30 years, respectively.  The total remaining unrecognized compensation costs related to unvested stock-based arrangements were $421,080 as of December 31, 2011 and are expected to be recognized over a weighted average period of 3.93 years.

As of December 31, 2011, unrecognized compensation costs relating to redeemable preferred stock outstanding were $101,406, and are expected to be recognized over a weighted average period of 1.15 years.

The following table summarizes the weighted average fair value of options at the date of grant and the intrinsic value of options exercised during the years ended December 31, 2011, 2010 and 2009:

	2011	2010	2009
Options granted with an exercise price below market price on the date of grant:
Employees — preferred stock	$1.47	$0.70	$8.31
Overall weighted average	$1.47	$0.70	$8.31

Options granted with an exercise price at market price on the date of grant:
Management employees	$4.45	$-	$3.28
Employees — common stock	$4.17	$1.40	$8.05
Overall weighted average	$4.44	$1.40	$5.66

Options granted with an exercise price above market price on the date of grant:
Management employees	$-	$-	$-
Employees — preferred stock	$-	$-	$-
Overall weighted average	$-	$-	$-

Total intrinsic value of options exercised	$1,325	$365	$9,313

20. Pension benefits

Pursuant to Cayman Islands law, staff pension plans are offered to all employees in the Cayman Islands. The plans are administered by third party pension plan providers and are defined contribution plans whereby the Company matches the contribution of the first 5% of each participating employee’s salary up to $72,000. The total amount recognized as an expense for this pension plan during the year ended December 31, 2011 was $161,853 (2010: $171,949 and 2009: $181,143).

21. Financial instruments

Credit risk:

The Company is not exposed to significant credit risk on its retail customer accounts as its policy is to cease supply of water to customers’ accounts that are more than 45 days overdue. The Company’s exposure to credit risk is concentrated on receivables from its Bulk water customers. Management considers these receivables fully collectible and therefore the Company has not recorded an allowance for these receivables. All other accounts receivable are current or an allowance has been made for collection as of December 31, 2011.

Interest rate risk:

Substantially all of the Company’s outstanding debt consists of fixed rate obligations and therefore the Company is not subject to interest-rate risk arising from fluctuations of LIBOR or prime lending rates.

Foreign exchange risk:

All relevant foreign currencies other than the Mexican peso and the Euro have fixed exchange rates to the United States dollar as detailed under the foreign currency accounting policy note. If any of these fixed exchange rates become floating exchange rates, the Company’s consolidated results of operations could be adversely affected.

Fair values:

As of December 31, 2011 and 2010, the carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and other liabilities and dividends payable approximate their fair values due to the short term maturities of these instruments. Management considers that the carrying amounts for loans receivable and long term debt as of December 31, 2011 approximate their fair value.

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

The following table presents the Company’s fair value hierarchy for assets and liabilities measured at fair value as of December 31, 2011 and 2010:

	December 31, 2011
	Level 1	Level 2	Level 3	Total
Assets:
Recurring
Cash equivalents	$16,177,462	$-	$-	$16,177,462
Restricted cash	7,500,000	-	-	7,500,000
Marketable securities	8,496,372	-	-	8,496,372
Total Recurring	$32,173,834	$-	$-	$32,173,834

Nonrecurring
Investment in affiliate	$-	$-	$6,634,598	$6,634,598

	December 31, 2010
	Level 1	Level 2	Level 3	Total
Assets:
Recurring
Cash equivalents	$27,413,838	$-	$-	$27,413,838
Nonrecurring
Investment in affiliate	$-	$-	$7,812,523	$7,812,523

A reconciliation of the beginning and ending balances for Level 3 investments for the year ended December 31, 2011:

Balance as of December 31, 2010	$7,812,523
Equity in earnings of OC-BVI	838,652
Distribution of earnings from OC-BVI paid and accrued	(316,256)
Principal and interest payments received on loan receivable from OC-BVI	(1,700,321)
Balance as of December 31, 2011	$6,634,598

22. Supplemental disclosure of cash flow information

	2011	2010	2009

Interest paid in cash, net of capitalized interest of $246,851 in 2011	$962,744	$1,381,829	$1,127,156

Non-cash transactions:
Note received for plant facility sold	$-	$3,670,963	$10,996,290
Conversion of accounts receivable to investment in OC-BVI (see Note 8)	$-	$-	$800,000
Issuance of 11,158, 8,565 and 6,734, respectively, of common shares for services rendered	$104,443	$119,997	$95,592
Issuance of 7,455, 5,379 and 4,533, respectively, of redeemable preferred shares for services rendered	$65,902	$67,130	$78,703
Conversion of 2,145, 4,950 and 5,784, respectively, of redeemable preferred shares to common shares	$1,287	$2,970	$3,470
Dividends declared but not paid	$1,094,334	$1,092,913	$1,091,879

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

Effect of Newly Issued But Not Yet Effective Accounting Standards:

In May 2011, the FASB issued ASU No. 2011-04 which represents the converged guidance of the FASB and the IASB (the “Boards”) on fair value measurements. The collective efforts of the Boards and their staffs, reflected in ASU 2011-04, have resulted in common requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term “fair value.” The Boards have concluded the common requirements will result in greater comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with GAAP and IFRSs. The amendments in this ASU are required to be applied prospectively, and are effective for interim and annual periods beginning after December 15, 2011. The Company does not expect that the adoption of ASU 2011-04 will have a material impact on our consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, which amends current comprehensive income guidance. This accounting update eliminates the option to present the components of other comprehensive income as part of the statement of shareholders’ equity. Instead, we must report comprehensive income in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. ASU 2011-05 will be effective for public companies during the interim and annual periods beginning after December 15, 2011 with early adoption permitted. The adoption of ASU 2011-05 will not have an impact on the Company’s consolidated financial statements as it only requires a change in the format of the current presentation.

In September 2011, the FASB issued ASU 2011-08, which permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying value before applying the two-step goodwill impairment model that is currently in place. If it is determined through the qualitative assessment that a reporting unit’s fair value is more likely than not greater than its carrying value, the remaining impairment steps would be unnecessary. The qualitative assessment is optional, allowing companies to go directly to the quantitative assessment. This update is effective for annual and interim goodwill impairment tests performed in fiscal years beginning after December 15, 2011, which will require us to adopt these provisions in fiscal 2012; however, early adoption is permitted. The Company does not expect the adoption of ASU 2011-08 to have a material impact on our consolidated financial statements.

24. Subsequent events

The Company evaluated subsequent events through the time of the filing of its Annual Report on Form 10-K. The Company is not aware of any significant events that occurred subsequent to the balance sheet date but prior to the filing of this report that would have a material impact on its financial statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors

Ocean Conversion (BVI) Ltd.

We have audited the accompanying consolidated balance sheets of Ocean Conversion (BVI) Ltd. and its subsidiary (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material aspects, the financial position of Ocean Conversion (BVI) Ltd. and subsidiary as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

/s/  Marcum LLP

Fort Lauderdale, Florida

March 15, 2012

OCEAN CONVERSION (BVI) LTD.

CONSOLIDATED BALANCE SHEETS

(Expressed in United States Dollars)

	December 31,
	2011	2010
ASSETS
Current assets
Cash and cash equivalents	$340,609	$452,258
Accounts receivable	1,993,239	1,065,521
Inventory	283,637	354,853
Prepaid expenses and other assets	108,561	69,786
Total current assets	2,726,046	1,942,418

Property, plant and equipment, net	6,802,092	7,566,049
Inventory non-current	112,253	86,591
Other assets	522,500	582,500
Total assets	$10,162,891	$10,177,558

LIABILITIES AND EQUITY
Current liabilities
Accounts payable and other liabilities	$2,109,284	$1,928,917
Current portion of long term debt	-	1,450,000
Total current liabilities	2,109,284	3,378,917

Profit sharing obligation	2,218,519	2,387,606
Total liabilities	4,327,803	5,766,523

Equity
Class A, voting shares, $1 par value. Authorized 600,000 shares: issued and outstanding 555,000 shares	555,000	555,000
Class B, voting shares, $1 par value. Authorized 600,000 shares: issued and outstanding 555,000 shares	555,000	555,000
Class C, non-voting shares, $1 par value. Authorized 600,000 shares: issued and outstanding 165,000 shares	165,000	165,000
Additional paid-in capital	225,659	225,659
Retained earnings	4,273,479	2,879,195
Total OC-BVI stockholders’ equity	5,774,138	4,379,854
Non-controlling interest	60,950	31,181
Total equity	5,835,088	4,411,035
Total liabilities and equity	$10,162,891	$10,177,558

The accompanying notes are an integral part of these consolidated financial statements.

OCEAN CONVERSION (BVI) LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Expressed in United States Dollars)

	Year Ended December 31,
	2011	2010	2009
Water sales	$4,925,108	$7,173,903	$5,016,033
Cost of water sales	2,471,230	2,864,192	6,878,323
Gross profit (loss)	2,453,878	4,309,711	(1,862,290)
General and administrative expenses	620,822	1,418,471	902,930
Income (loss) from operations	1,833,056	2,891,240	(2,765,220)
Other income (expense)
Interest income	159,097	132,238	654,976
Interest expense	(35,787)	(182,106)	(130,236)
Other income	-	4,579	15
Other income (expense)	123,310	(45,289)	524,755
Net income (loss)	1,956,366	2,845,951	(2,240,465)
Income (loss) attributable to non-controlling interests	29,769	(2,151)	18,704
Net income (loss) attributable to controlling interests	$1,926,597	$2,848,102	$(2,259,169)

The accompanying notes are an integral part of these consolidated financial statements.

OCEAN CONVERSION (BVI) LTD.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2011, 2010 and 2009

(Expressed in United States Dollars)

	Common stock		Additional paid-in	Retained	Non-controlling	Total stockholders'
	Shares	Dollars	capital	earnings	interest	equity

Balance as of December 31, 2008	1,275,000	$1,275,000	$225,659	$4,878,512	$14,628	$6,393,799

Net loss	-	-	-	(2,259,169)	18,704	(2,240,465)

Balance as of December 31, 2009	1,275,000	1,275,000	225,659	2,619,343	33,332	4,153,334

Net income	-	-	-	2,848,102	(2,151)	2,845,951

Dividends declared	-	-	-	(2,588,250)	-	(2,588,250)

Balance as of December 31, 2010	1,275,000	1,275,000	225,659	2,879,195	31,181	4,411,035

Net income	-	-	-	1,926,597	29,769	1,956,366

Dividends declared	-	-	-	(532,313)	-	(532,313)

Balance as of December 31, 2011	1,275,000	$1,275,000	$225,659	$4,273,479	$60,950	$5,835,088

The accompanying notes are an integral part of these consolidated financial statements.

OCEAN CONVERSION (BVI) LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in United States Dollars)

	Year Ended December 31,
	2011	2010	2009
Cash flows from operating activities
Net income (loss)	$1,956,366	$2,845,951	$(2,240,465)
Add (deduct) items not affecting cash
Depreciation	787,502	774,555	820,030
Loss on disposal of fixed assets	-	-	2,121,775
(Increase) decrease in accounts receivable	(927,718)	(1,023,172)	1,092,601
(Increase) decrease in inventory	45,554	371,406	(143,263)
(Increase) decrease in other assets	21,225	65,951	(39,648)
Increase (decrease) in accounts payable and other liabilities	66,742	(857,564)	1,860,541
Net cash provided by operating activities	1,949,671	2,177,127	3,471,571

Cash flows from investing activities
Purchases of property, plant and equipment	(23,545)	-	(257,514)
Expenditures for construction in progress	-	-	(677,092)
Net cash (used in) investing activities	(23,545)	-	(934,606)

Cash flows from financing activities
Profit sharing rights paid	(138,712)	(822,150)	-
Principal repayments of long term debt to affiliate	(1,450,000)	(1,225,000)	(375,000)
Dividends paid	(449,063)	(2,588,250)	-
Net cash (used in) in financing activities	(2,037,775)	(4,635,400)	(375,000)
Net increase (decrease) in cash and cash equivalents	(111,649)	(2,458,273)	2,161,965
Cash and cash equivalents at the beginning of the year	452,258	2,910,531	748,566
Cash and cash equivalents at the end of the year	$340,609	$452,258	$2,910,531
Interest paid in cash	$39,616	$245,879	$82,578

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

Use of estimates: The preparation of the consolidated financial statements in conformity with the accounting principles generally accepted in the United States of America requires management of the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant items subject to estimates and assumptions include the carrying value of property, plant and equipment and inventory. Actual results could differ from those estimates.

Cash and cash equivalents: Cash and cash equivalents are comprised of demand deposits at banks and highly liquid deposits at banks with an original maturity of three months or less. Cash and cash equivalents are not restricted as to withdrawal or use.

Accounts receivable: Accounts receivable are recorded at the invoiced amounts based on meter readings.

Interest income: The Company earns interest income on accounts receivable based on the overdue invoices from its customer.

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

Due to the dispute relating to the Baughers Bay plant (see Note 3) that resulted in on-going uncertainty as to the amount and timing of payments by the BVI government for water supplied from this plant, effective January 1, 2008, OC-BVI changed its policy for recognizing revenues for water supplied from the Baughers Bay plant from the accrual to the equivalent of the cash method. Subsequent to that date, OC-BVI recognized revenues for amounts billed to the BVI government for water supplied from the Baughers Bay plant only when such amounts were paid by the BVI government. Revenues recognized in the consolidated statements of operations relating to the Baughers Bay plant amounted to $1.0 million, $3.0 million and $1.6 million, for the years ended December 31, 2011, 2010 and 2009, respectively.

3. Dispute with the BVI government.

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

On October 28, 2009, OC-BVI filed an appeal with the Eastern Caribbean Court of Appeals (the “Appellate Court”) asking the Appellate Court to review the September 17, 2009 ruling by the Eastern Caribbean Supreme Court as it relates to OC-BVI’s claim for compensation for expenditures made to expand the production capacity of the Baughers Bay plant. On October 29, 2009, the BVI government filed an appeal with the Appellate Court seeking the Appellate Court’s review of the September 17, 2009 ruling of the Court that the BVI government pay OC-BVI the reasonable rate for water produced by OC-BVI for the period subsequent to December 20, 2007.  The BVI government is requesting a ruling from the Appellate Court that the BVI government should only pay OC-BVI the actual cost of water produced at the plant. In March 2011, the BVI government filed an application with the Appellate Court for a stay of execution of the judgments of the Court in order to defer any further payments of amounts under the Court order until such time as the Appellate Court rules on the appeal. On September 30, 2011, the Appellate Court conducted its hearing of the arguments of both parties under their respective appeals.  While the Company anticipated that the Appellate Court would issue its ruling on these appeals by the end of 2011, no ruling has been issued to date. The Company has not been informed as to when to expect the Appellate Court to issue its ruling.

The Appellate Court could ultimately overturn the ruling of the Court requiring the BVI government to pay OC-BVI at the rate of $13.91 per thousand imperial gallons for water previously supplied or reduce the amount payable to OC-BVI awarded by the Court.  If either of these events occurs, OC-BVI could be required to repay some or all of the funds paid by the BVI government pursuant to the award by the Court, and OC-BVI would be required to record an expense for the amounts to be repaid. Such expense could have a material adverse impact on OC-BVI’s results of operations and financial condition.

4. Inventory

Inventory consists of:

	December 31,
	2011	2010
Consumables stock	$18,331	$27,044
Spare parts stock	377,559	414,400
Total inventory	395,890	441,444
Less current portion	283,637	354,853
Inventory (non-current)	$112,253	$86,591

5. Property, plant and equipment

Property, plant and equipment consists of:

	December 31,
	2011	2010
Buildings	$3,587,639	$3,587,639
Plant and equipment	5,712,027	5,712,027
Office furniture, fixtures and equipment	61,879	70,232
Vehicles	71,328	48,700
Tools & test equipment	21,259	21,259
	9,454,132	9,439,857
Accumulated depreciation	(2,652,040)	(1,873,808)
Property, plant and equipment, net	$6,802,092	$7,566,049

As a result of the September 2009 determination by the Eastern Caribbean Supreme Court that the BVI government was entitled to ownership and immediate possession of the Baughers Bay plant (see Note 3). OC-BVI recorded an impairment loss in its cost of water sales of approximately $2.1 million during the year ended December 31, 2009 for fixed assets associated with the Baughers Bay plant. Depreciation expense was $787,502, $774,555 and $820,030 for the years ended December 31, 2011, 2010 and 2009, respectively.

During 2007, OC-BVI completed, for a total cost of approximately $8 million, the construction of a desalination plant with a capacity of 720,000 gallons per day located at Bar Bay, Tortola (the “Bar Bay plant”). OC-BVI began selling water to the Ministry from this plant in January 2009 and on March 4, 2010, OC-BVI and the BVI government executed a definitive seven-year contract for the Bar Bay plant (the “Bar Bay Agreement”). Under the terms of the Bar Bay Agreement, OC-BVI delivers up to 600,000 U.S. gallons of water per day to the BVI government from the Bar Bay plant and the BVI government is obligated to pay for this water at a specified price as adjusted by a monthly energy factor. The Bar Bay Agreement includes a seven-year extension option exercisable by the BVI government and required OC-BVI to complete a storage reservoir on the BVI government site by no later than March 4, 2011. OC-BVI has not commenced construction of this storage reservoir due to the BVI government’s failure to pay (i) the invoices for the water provided by the Bar Bay plant on a timely basis; and (ii) the full amount ordered pursuant to a court ruling relating to the Baughers Bay dispute (see discussion that follows).

6. Long term debt

	December 31,
	2011	2010
Loan payable to Consolidated Water Co. Ltd., bearing interest at three month LIBOR plus 7.5% (7.80% as of December 31, 2010) per annum, with interest calculated daily and payable quarterly. The loan is payable in two principal payments of $550,000 on February 28, and May 31, 2011 and a payment of $350,000 on August 31, 2011, plus quarterly payments of accrued interest.	$-	$1,450,000
Total long term debt	-	1,450,000
Less current portion	-	(1,450,000)
Long term debt, excluding current portion	$-	$-

Consolidated Water Co. Ltd. (“CWCO”), a Cayman Islands company that owns 50% of the OC-BVI’s voting shares, provided OC-BVI with a $3 million loan to fund part of the construction costs for the Bar Bay plant. Principal on this loan was payable in quarterly installments of $125,000 with a final balloon payment due on August 31, 2009 and interest on the loan was due quarterly at the rate of LIBOR plus 3.5%. In August 2009, CWCO amended the terms of this loan with OC-BVI, increasing its balance to $2.8 million by converting $800,000 in trade receivables due to the CWCO from OC-BVI. Under the terms of this amendment, the interest rate on the loan was increased to LIBOR plus 5.5% and the maturity date for the amended final balloon payment of $1,550,000 was extended to August 31, 2011. CWCO and OC-BVI further amended this loan in January 2010 to increase the interest rate to LIBOR plus 7.5%. This loan was fully repaid in August 2011.

7. Commitments

In addition, in 2005 OC-BVI entered into a twenty-five year lease agreement with Bar Bay Estate Holdings Limited (“Bar Bay Holdings”), a private company incorporated in the Territory of the British Virgin Islands, pursuant to which OC-BVI agreed to lease from Bar Bay Holdings approximately 50,000 square feet of land on Tortola, British Virgin Islands on which a seawater desalination plant and wells was constructed. Under the terms of the lease agreement, a lease premium payment of $750,000 was made on June 10, 2005, annual lease and easement payments of $17,662 ($15,020 through May 2010) are due annually and royalty payments of 2.87% of annual sales, as defined in the lease agreement, are payable quarterly. Sage Water Holdings (BVI) Limited currently owns 100% of the non-voting stock, 50% of the voting common stock and 50% of the profit sharing rights of OC-BVI. A Director of Sage Water Holdings is also a Director of OC-BVI and holds 50% of the outstanding shares of Bar Bay Holdings.

Future minimum lease payments under non-cancelable operating leases as of December 31, 2011 are as follows:

2012	$17,662
2013	17,662
2014	17,662
2015	17,662
2016	17,662
Thereafter	247,268
$335,578

Total rental expense amounted to $54,627 for the year ended December 31, 2011, and $63,655 for each of the years ended December 31, 2010 and 2009.

8. Expenses

	Year Ended December 31,
	2011	2010	2009
Cost of water sales consist of the following:
Fuel oil	$79,089	$51,240	$104,031
Electricity	982,025	773,097	2,126,281
Maintenance	66,279	372,180	358,516
Depreciation	787,334	774,387	819,352
Employee costs	206,306	433,419	609,364
Insurance	66,268	86,784	136,025
Impairment loss on fixed assets	-	-	2,121,775
Other	283,929	373,085	602,979
	$2,471,230	$2,864,192	$6,878,323

General and administrative expenses consist of the following:
Management fees	$367,593	$887,523	$389,978
Directors fees and expenses	48,750	165,216	27,472
Professional fees	18,900	47,969	219,103
Employee costs	59,253	61,483	45,976
Maintenance costs	-	778	2,598
Depreciation	168	168	678
Other	126,158	255,334	217,125
	$620,822	$1,418,471	$902,930

9. Related party transactions

Pursuant to an amended and restated Management Services Agreement dated December 1, 2003 between DesalCo Limited. (a wholly-owned subsidiary of CWCO) and the Company, DesalCo Limited provides the Company with management, administration, finance, operations, maintenance, engineering and purchasing services, and is entitled to be reimbursed for all reasonable expenses incurred on behalf of the Company. The Company incurred fees of $317,506, $656,738, and $324,148 related to this management services agreement for the years ended December 31, 2011, 2010 and 2009, respectively, and as of December 31, 2011 had accounts payable of $140,864 (2010: $124,507) due to DesalCo Limited for fees and expenses paid by DesalCo Limited on behalf of the Company.

Pursuant to a Management Services Memorandum effected January 1, 2004 between the Class B Directors who at any point in time represent Sage Water Holdings (BVI) Limited, and the Company, the Class B directors provide the Company with delegated operational matters, general management of local business matters, donation, sponsorship and public relations activities, and are entitled to an annual fixed fee of $60,000 and a profit sharing bonus equal to 2% of the Company’s income before depreciation, interest (income and expense), and other expenses not directly related to the operation of the Company. The Company incurred fees of $50,087, $230,785, and $65,830 related to this management services memorandum for the years ended December 31, 2011, 2010 and 2009, respectively and as of December 31, 2011 had accounts payable of $4,234 (2010: $10,489) due to Sage Water Holdings (BVI) Ltd.

As of December 31, 2011, the Company had accounts payable of $3,526 (2010: $23,809) related to the reimbursement of expenses paid by CWCO, Aquilex, Inc. and DesalCo Limited.

10. Profit sharing obligation

	December 31,
	2011	2010
Opening balance	$2,387,606	$3,209,756
Distributions paid and accrued	(169,087)	(822,150)
Ending balance	$2,218,519	$2,387,606

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

Under the terms of the Agreements, the Company, in exchange for the above-mentioned shares, granted the Parties, profit sharing rights in the Company’s profits for as long as the Company remains in business as a going concern. The Agreement states that where the Company has profits available for the payment of dividends and pays a dividend from there, a distribution shall be made to each of the Parties equal to 202,500 (2010: 202,500) times the dividend per share received by the remaining shareholders and paid concurrently with such dividend. The factor of 202,500 (2010: 202,500) shall be subject to amendment by the same proportion and at the same time as changes take place or adjustments are made in respect of the remaining shareholders.

The current shareholders and an affiliate of a current shareholder have acquired these profit sharing rights. The Company has recorded an obligation as of December 31, 2011 for the maximum profit shares payable to the Parties if all retained earnings were to be distributed as dividends and profit shares.

11. Taxation

Under the terms of the water sale agreements with the Government, the Company is exempt from all non-employee taxation in the British Virgin Islands.

12. Pension plan

Effective December 1, 2003, the Company established the MWM Global Retirement Plan (the “Plan”). The Plan is a defined contribution plan whereby the Company contributes 5% of each participating employee’s salary to the Plan. The total amount recognized as an expense under the plan during the year ended December 31, 2011 was $12,895 (2010: $11,142 and 2009: $16,171).

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

Interest rate risk:

The interest rates and terms of the Company’s loan is presented in Note 6 of these consolidated financial statements. The Company is subject to interest rate risk to the extent that the LIBOR rate may fluctuate. The loan was repaid as of December 31, 2011.

Fair values:

As of December 31, 2011 and 2010, the carrying amounts of cash and cash equivalents, accounts receivable, prepaid expenses and other assets, accounts payable and accrued liabilities approximate fair values due to the short term maturities of these assets and liabilities. Management considers that the carrying amount for long term debt approximates fair value.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Based on our assessment, management has concluded that, as of December 31, 2011, the Company’s internal control over financial reporting was effective at the reasonable assurance level.

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

PART III

ITEM 10.            DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our Directors and Executive Officers

This table lists information concerning our executive officers and directors:

Name	Age	Position
Wilmer F. Pergande *	72	Director, Chairman of the Board of Directors
Frederick W. McTaggart	49	Director, President, Chief Executive Officer
David W. Sasnett	55	Director, Executive Vice President & Chief Financial Officer
John Tonner	50	Vice President and Chief Operating Officer
Ramjeet Jerrybandan	44	Vice President of Overseas Operations
Gregory S. McTaggart	48	Vice President of Cayman Operations
Gerard J. Pereira	41	Vice President of Product Technology
Brent Brodie	49	Vice President of Sales and Marketing
Douglas R. Vizzini	44	Vice President of Finance
Robert B. Morrison	58	Vice President of Procurement and Logistics
Brian E. Butler *	62	Director
Carson K. Ebanks *	56	Director
Richard L. Finlay *	53	Director
Clarence B. Flowers, Jr. *	56	Director
Leonard J. Sokolow *	55	Director
Raymond Whittaker *	58	Director

___________________________

*	The Board of Directors has determined that each of such persons is an “independent director” under the corporate governance rules of The NASDAQ Stock Market LLC (“NASDAQ”).

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

Mr. Pergande was selected to serve as a member of our Board of Directors because of his management and engineering experience in the desalinization industry, and for his organizational, sales and marketing skills.

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

David W. Sasnett has served as a director of our Company since December 2004 and in June 2006 became our Executive Vice President and Chief Financial Officer. In 2005 and 2006 Mr. Sasnett was the Chief Financial Officer of VoIP, Inc., a publicly-traded provider of communication services utilizing voice over internet protocol technology. During 2004, he was the Vice President of Finance and Controller for MasTec, Inc., a specialty contractor and infrastructure provider traded on the New York Stock Exchange. Mr. Sasnett was the Chief Financial Officer of Catalina Lighting, Inc., a publicly-traded manufacturer and distributor of residential lighting and other consumer products from 1996 to 2002. Mr. Sasnett’s experience also encompasses more than 12 years with the auditing and consulting firm of Deloitte & Touché, LLP.

Mr. Sasnett was selected to serve as a member of our Board of Directors because of his accounting, auditing and consulting background and his experience as principal financial officer of several publicly-traded entities.

John Tonner became our Chief Operating Officer in September 2011 and was appointed a Vice President of the Company on February 21, 2012. He is the former President and a partner in Water Consultants International, a leading desalination consulting firm. Mr. Tonner began working in the desalination and water treatment industry in 1985, and worked for Cayman Water from 1986 until 1990 where he was responsible for our Company's first seawater reverse osmosis plant. He has broad practical and engineering experience involving all commercially viable desalination processes. Mr. Tonner has published approximately 20 technical papers and lectured extensively on all aspects of desalination technology. He has more than 20 years of experience with reverse osmosis and membrane technology, including reverse osmosis energy recovery techniques. Mr. Tonner has provided due diligence oversight services for the largest desalination projects in Asia, Australia and the Middle East. Mr. Tonner holds an honors degree in Mechanical Engineering from the University of Paisley in Scotland. He has been a member of the International Desalination Association since the late 1980s, serving on the Board of Directors from 1999 until 2004. He was a member of the World Health Organization (WHO) Desalination Technical Committee and served on the U.S. National Academy of Science's Research Committee for Advancing Desalination Technology.

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

Gerard J. Pereira was appointed Vice President of Product Technology in September 2010. Mr. Pereira obtained his Bachelor of Science and Master of Science in Chemical Engineering from the University of Waterloo, Ontario, Canada and joined Ocean Conversion (Cayman) Limited as Operations Engineer in 1995. He was promoted to Operations Manager of Ocean Conversion (Cayman) Limited in 1998, which post he held until our acquisition of that company. In March 2003, Mr. Pereira was promoted to Vice President of Engineering, retaining this post until his acceptance in 2008 of the Vice President of Sales & Marketing position and subsequently his current position of Vice President of Product Technology in 2010.

Brent Brodie was appointed Director of Sales and Marketing in September 2010 and was promoted to Vice President of Sales and Marketing in 2012. Mr. Brodie's experience includes twelve years serving in a variety of positions with GE Water and Process Technologies, most recently as Capital Equipment Sales Manager for the Caribbean region. Mr. Brodie was responsible for the management of multiple market channels, including Direct Sales, Indirect Distribution, Sales Representatives, Joint Ventures and OEMs. Mr. Brodie received his Bachelor of Science in Chemical Engineering from the University of Minnesota and his Master of Business Administration (Marketing Emphasis) from the University of Michigan, Ann Arbor.

Douglas R. Vizzini joined our company in 2007 as the Corporate Controller and was promoted to Vice President of Finance in 2012. Mr. Vizzini has over 20 years of experience including more than 8 years with the accounting firm of Deloitte & Touché, LLP and 12 years as the Corporate Controller for various public companies. Mr. Vizzini obtained a Bachelor of Accounting and Master of Science in Taxation from Florida International University and is a Florida CPA.

Robert B. Morrison was appointed Vice President of Procurement and Logistics in November 2010. Mr. Morrison holds the designation "Certified Supply Chain Management Professional" and has more than twenty-five years of experience in the purchasing and logistics field. He joined DesalCo Limited as Purchasing Manager in June of 1996 and held this post until our acquisition of that company in 2003. In March 2003, Mr. Morrison was promoted to Vice President of Purchasing and Information Technology, retaining this post until his acceptance of his current position in 2010. Prior to joining DesalCo Ltd., Mr. Morrison was principal Purchasing Officer for the Ministry of Works & Engineering of the Bermuda government and Purchasing Manager for American-Standard in Toronto, Canada.

Brian E. Butler has been a director of our Company since 1983. Mr. Butler, a full time resident of the Cayman Islands, has been the president since 1977 of a consortium of property development companies presented under the Butler name specializing in luxury resort projects in the Cayman Islands, Turks and Caicos Islands and British Columbia, Canada.

Mr. Butler was selected to serve as a member of our Board of Directors because of his over 40 years experience as a property developer, 34 of those in the Caribbean and his knowledge of and business connections on the Cayman Islands.

Carson K. Ebanks became the Cayman Islands government nominated director of our Company in May of 2001. Mr. Ebanks was the Director of Planning for the Cayman Islands from 1991 - 1997. Since 1997, he served the Cayman Islands Government as a Chief Officer and, when he retired in November 2011, he was Chief Officer for the Ministry of Finance, Tourism and Development. Mr. Ebanks is a Justice of the Peace, a Fellow of the Royal Geographic Society and a member of the American Planning Association and a member of the Most Excellent Order of the British Empire. He holds a Bachelor of Environmental Studies (Hons. Urban and Regional Planning - Peace and Conflict Studies Minor) from the University of Waterloo and a Master of Arts - Planning in Community and Regional Planning from the University of British Columbia. He is a trustee of the National Gallery of the Cayman Islands and is the Secretary General of the Cayman Islands Olympic Committee. Mr. Ebanks has served on the Boards of the Trustees for the Cayman Islands Museum, the Cayman Islands Civil Service Co-operative Credit Union, the Housing Development Corporation, the Water Authority-Cayman and the National Roads Authority.

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

Clarence B. Flowers, Jr. has been a director of our Company since 1991. Mr. Flowers is, and has been since 1985, the principal of Orchid Development Company, a real estate developer in the Cayman Islands. Mr. Flowers also serves as a director of C.L. Flowers & Sons, which is the largest manufacturer of wall systems in the Cayman Islands, and Cayman National Bank, a retail bank.

Mr. Flowers was selected to serve as a member of our Board of Directors because of his over 40 years of experience in the construction industry as a real estate developer in the Cayman Islands.

Leonard J. Sokolow became a director of our Company on June 1, 2006. From November 1999 until January 2007, Mr. Sokolow was CEO and President, and a member of the Board of Directors of vFinance, Inc., a publicly-traded financial services company, which he co-founded. From January 2007 until July 2008, Mr. Sokolow was the Chairman of the Board of Directors and CEO of vFinance, Inc. until it merged into National Holdings Corporation, a publicly traded financial services company. Since July 2008, Mr. Sokolow has been Vice-Chairman of the Board of Directors and President of National Holdings Corporation. Mr. Sokolow was Founder, Chairman and Chief Executive Officer of the Americas Growth Fund, Inc., a closed-end 1940 Act management investment company, from 1994 to 1998. From 1988 until 1993, Mr. Sokolow was EVP and General Counsel of Applica, Inc., a publicly-traded appliance marketing and distribution company. From 1982 until 1988, Mr. Sokolow practiced corporate, securities and tax law and was one of the founding attorneys and a partner of an international boutique law firm. From 1980 until 1982, he worked as a CPA for Ernst & Young and KPMG Peat Marwick. Chairman of the audit committee of National Holdings Corporation since July 2008, Director of Alberta Oilsands Inc. (TSX-V: AOS) and Chairman of its audit committee, since April 2010.

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

Composition of the Board of Directors

The Board of Directors is organized into three groups. Each group holds office for a three-year period and re-election of the Board members is staggered so that all of the Board members are not subject to re-election in any given year. The groups are currently organized alphabetically as follows:

Group 1	Group 2	Group 3
Brian E. Butler	Carson K. Ebanks	Wilmer F. Pergande
	Richard L. Finlay	Raymond Whittaker
	Clarence B. Flowers, Jr.	David W. Sasnett
	Frederick W. McTaggart	Leonard J. Sokolow

The directors of Group 2 were re-elected at our annual shareholders’ meeting in 2011. The directors in Group 3 will be eligible for re-election in 2012, Group 1 in 2013 and then Group 2 again in 2014.

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

The Company schedules meetings of the Board of Directors quarterly, in conjunction with its Annual General Meeting, and as necessary throughout the year. The Company expects that all Directors will attend each meeting, absent a valid reason, such as a scheduled conflict. The Board of Directors held 6 meetings during 2011.

Each director attended at least 75% of the aggregate of: (i) the total number of meetings of the Board of Directors held during 2011, and (ii) the total number of meetings held by all committees of the Board of Directors on which he served during 2011.

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

Executive Committee

The Executive Committee is comprised of Messrs. Frederick McTaggart, Finlay, Flowers, Pergande and Whittaker. The Executive Committee did not meet during 2011. The functions of the Executive Committee include meeting to ensure that any matters which must be dealt with before the next Board of Directors meeting are addressed in a timely matter.

Compensation Committee

The Compensation Committee during 2011 was comprised of Messrs. Finlay, Flowers, and Whittaker. Mr. Ebanks joined the Compensation Committee in 2012. The Compensation Committee met four times during 2011.

The Compensation Committee is responsible for reviewing and approving the executive compensation program for the Company and its subsidiaries, assessing executive performance, making grants of salary and annual incentive compensation, approving certain employment agreements and reviewing and consulting with the Company’s management regarding the Compensation Discussion and Analysis that is included in the Company’s Annual Report on Form 10-K and the Company’s proxy statement for each annual meeting. The Board of Directors has adopted a written charter for the Compensation Committee. The Board of Directors has determined that all members of the Compensation Committee are “independent directors,” as such term is defined under the applicable rules of NASDAQ.

Audit Committee

The Board of Directors has an Audit Committee which is comprised of Messrs. Sokolow, Pergande and Whittaker. The Audit Committee met six times during 2011.

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

Nominations and Corporate Governance Committee

The Board of Directors has a Nominations and Corporate Governance Committee, which is comprised of Messrs. Sokolow, Butler and Pergande. The Nominations and Corporate Governance Committee met four times during 2011.

The Nominations and Corporate Governance Committee in 2011 finalized revisions to its existing charter to be now named “Nominations and Corporate Governance Committee Charter” and the Board of Directors approved such on August 31, 2011.

The Nominations and Corporate Governance Committee in early 2011 finalized the “Consolidated Water Co. Ltd. Corporate Governance Guidelines” to assist the Board in the proper exercise of its responsibilities. The Board of Directors approved such on August 31, 2011.

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

The criteria for the Nominations and Corporate Governance Committee recommending nominees for membership on the Board is contained in the newly adopted “Consolidated Water Co. Ltd. Corporate Governance Guidelines” whereby candidates should possess certain minimum qualifications, skills, business experience, personal values, high ethical standards, a commitment to full participation on the Board and its committees among others and that diversity shall be a commitment in any such recommendations.

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

ITEM 11.           EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION & ANALYSIS

In this section, we provide an overview and analysis of our compensation program and policies, the material compensation decisions we have made under those programs and policies, and the material factors that we considered in making compensation decisions for our Named Executive Officers, as defined under the heading “Additional Information Regarding Executive Compensation.” Specific information regarding the compensation earned by or paid to our Named Executive Officers in 2011 is set forth in a series of tables under the heading “Additional Information Regarding Executive Compensation.” The discussion below is intended to help you understand the detailed information provided in those tables and put that information into context within our overall compensation program.

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

The Committee seeks to set base salary and total cash compensation (i.e., base salary plus cash bonus) 20-25% above the average base salary and average total cash compensation of executives at comparable companies to account for the cost of living in the Cayman Islands as compared to that of the United States. Actual payments fall within these parameters. The Committee did not target a certain percentage for equity-based compensation. The severance payments to be made to our Chief Executive Officer and Chief Financial Officer and the change of control payments to be made to our Chief Financial Officer were terms requested by such officers. The Committee agreed to the terms of the severance packages and the change of control arrangement as it believes such terms are similar to the severance packages and change of control arrangements of Chief Executive Officers and Chief Financial Officers of comparable companies.

Setting Executive Compensation

Based on the foregoing philosophy and objectives, the Committee has structured our Named Executive Officers’ base salary and equity-based and incentive-based compensation to motivate executives to achieve our business goals and reward the executives for achieving such goals.

In determining the compensation of our Named Executive Officers as set forth in their most recent employment agreements, the Committee reviewed executive compensation data as published in a survey by the National Association of Corporate Directors and the compensation paid to executive officers at Caribbean Utilities Company, a publicly owned electrical utility in Grand Cayman, Cayman Islands.

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

In setting the base salaries in the employment agreements of our Chief Executive Office and Chief Financial Officer, the Committee determined the approximate total average annual cash compensation paid to executives performing similar functions at comparable companies. Such amount was then divided by the respective companies’ annual revenue and income and expressed as a percentage. At the time such salaries were initially established, the chief executive officer’s total annual cash compensation at comparable companies was approximately 1% of the comparable companies' average annual revenue and 5% of the comparable companies' average annual income and the chief financial officer’s total average annual cash compensation at comparable companies was approximately 0.5% of the comparable companies' average annual revenue and 2.5% of the comparable companies' average annual income. The Committee applied these percentages to our annual revenue and income and then increased the resulting amounts by between 20-25%.

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

In furtherance of our compensation philosophy and objectives, the Committee recently engaged Cipher Systems LLC (“Cipher”), an outside financial consulting firm, to conduct a review of our total compensation program for our most highly compensated executive officers. The assessment provided by Cipher included comparative compensation information for executive officers at the following companies (our “Peer Companies”), which are located in the U.S. and the Caribbean and have market capitalizations between $150 million and $250 million in 2010:

Company	Location
Antigua Barbuda Airport Authority	Antigua and Barbuda
Artesian Resources Management	U.S.
Caribbean Utilities Company	Cayman Islands
Casella Waste Systems	U.S.
Doral Financial Corporation	Puerto Rico
Echelon Corporation	U.S.
Flow International Corporation	U.S.
FuelCell Energy, Inc.	U.S.
Primus Guaranty, Ltd.	Bermuda
WCA Waste Corporation	U.S.

The following are the key findings of Cipher’s review and analysis:

•	Our executive compensation package is below average when benchmarked against publicly traded U.S. companies in our Peer Group; however, the package is consistent or slightly higher than what is provided by Caribbean-based companies in our Peer Group.

•	Our total compensation as a percentage of annual revenue is higher than most companies in the Peer Group, but remains reasonable at less than 2.5%. This is significantly less than the total compensation of 6.5% of annual revenue for the company with the largest compensation package as a percentage of revenue in the Peer Group.

•	Overall, U.S. companies in the Peer Group have higher compensation packages than their similarly-sized Caribbean counterparts, with Doral Financial Corporation, a Puerto Rico-based bank, being the notable exception.

•	The distribution of compensation among our executive officers is consistent with that of other companies surveyed, with the Chief Executive Officer and Chief Financial Officer receiving considerable shares of the total.

Based on the analysis provided by Cipher, the Committee determined that compensation paid to our Named Executive Officers in 2011 was generally comparable with compensation paid to executive officers at companies in our Peer Group, while within the overall framework of the Committee's philosophy and objectives. The Committee intends to consider the information provided by Cipher when making compensation decisions regarding our Named Executive Officers on a going-forward basis.

Role of Chief Executive Officer in Compensation Decisions

Our Chief Executive Officer recommends to the Compensation Committee a base salary within a designated range for each of our Vice-Presidents, our Chief Operating Officer and our Chief Financial Officer. The Compensation Committee makes the final decision regarding base salary, based upon the range suggested by our Chief Executive Officer, and sets their other compensation components. Our Chief Executive Officer is not involved with the setting of compensation for himself.

Advisory Vote on Executive Compensation

We conducted our first advisory vote on executive compensation, commonly known as a “say-on-pay” vote, last year at our 2011 Annual General Meeting of Shareholders. Although the Company was not required under the SEC’s rules to conduct such a vote because we are classified as a foreign private issuer, the Board of Directors has determined that it is important to solicit shareholder opinion on executive compensation matters. While this vote was not binding on the Company, our Board of Directors or the Committee, we believe that it is important for our shareholders to have an opportunity to vote on executive compensation as a means to express their views regarding our executive compensation philosophy, our compensation policies and programs, and our decisions regarding executive compensation. Our Board of Directors and the Committee value the opinions of our shareholders and, to the extent there is any significant vote against the compensation of our Named Executive Officers, we will consider our shareholders’ concerns and the Committee will evaluate whether any actions are necessary to address those concerns. In addition to the advisory vote on executive compensation, we are committed to ongoing engagement with our shareholders on executive compensation and corporate governance issues. These engagement efforts take place throughout the year through meetings, telephone calls and correspondence involving our senior management, directors and representatives of our shareholders.

At the 2011 Annual General Meeting of Shareholders, approximately 92% of the votes cast on the advisory vote on executive compensation proposal were cast in favor of our Named Executive Officer compensation as disclosed in the proxy statement, and as a result our Named Executive Officer compensation was approved. Our Board of Directors and the Committee reviewed these final vote results and determined that, given the significant level of support, no changes to our executive compensation philosophy, our compensation policies and programs, or our decisions were necessary at this time based on the vote results.

We have determined that our shareholders should vote on a say-on-pay proposal each year, consistent with the preference expressed by our shareholders at the 2011 Annual General Meeting of Shareholders.

2011 Executive Compensation Components

For the fiscal year ended December 31, 2009, 2010 and 2011, the principal components of compensation for our Named Executive Officers were:

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

As the employment agreements of our Named Executive Officers come up for renewal, the Committee plans to review the information to be provided by Cipher to determine if our Named Executive Officers’ compensation levels are competitive and have the right mix of incentive-based compensation.

Frederick W. McTaggart, Chief Executive Officer

Our Chief Executive Officer’s bonus for 2009, 2010 and 2011 was determined at the sole discretion of the Company’s Board of Directors. The amount of the 2009, 2010 and 2011 annual bonus was calculated by the Board of Directors based upon their assessment of the performance of Mr. McTaggart in the following areas, with the correlating value assigned to each factor for each year noted:

Mr. McTaggart’s 2009 Goals

1.	The Company completing capital projects under budget and on schedule for the applicable year, as approved and/or adjusted by the Board from time to time. The amount budgeted and time schedule were considered to be the minimum thresholds, but there was no maximum thresholds established for this target. The Company achieved this goal.

2.	The Company exceeding “Adjusted Revenue” defined as budgeted Income for the applicable year adjusted to exclude Energy Pass Through Costs and Additions for the applicable year. The amount budgeted was considered to be the minimum threshold, but there was no maximum threshold established for this target. The Board of Directors determined that if the “Adjusted Revenue” target was achieved, Mr. McTaggart would be entitled to a bonus in an amount equal to 25% of his base salary. The Company did not achieve this goal.

3.	The Company improving “Income from Operations Margin” for the applicable year defined as Income from Operations for the applicable year divided by budgeted Income for the applicable year. “Income from Operations” is defined as budgeted Gross Profit less budgeted General and Administrative Expenses. The amount budgeted was considered to be the minimum threshold, but there was no maximum threshold established for this target. The Board of Directors determined that if the Income from Operations Margin target was achieved, Mr. McTaggart would be entitled to a bonus in an amount equal to 25% of his base salary. The Company achieved this goal.

4.	The Company completing capital projects under budget and on schedule for the applicable year, as approved and/or adjusted by the Board from time to time. The amount budgeted and time schedule were considered to be the minimum thresholds, but there was no maximum thresholds established for this target. The Company achieved this goal.

Mr. McTaggart’s 2010 Goals

1.	The Company exceeding budgeted Net Income for 2010, excluding the earnings (loss) from OC-BVI. The amount budgeted was considered to be the minimum threshold, but there was no maximum threshold established for this target. The Board of Directors determined that if the net income and earnings per share targets were achieved, Mr. McTaggart would be entitled to a bonus in an amount equal to 15% of his base salary. The Company did not achieve this goal.

2.	The Company exceeding “Adjusted Revenue” defined as budgeted Revenues for 2010 adjusted to exclude Energy Pass Through Costs and Additions for 2010. The amount budgeted was considered to be the minimum threshold, but there was no maximum threshold established for this target. The Board of Directors determined that if the “Adjusted Revenue” target was achieved, Mr. McTaggart would be entitled to a bonus in an amount equal to 15% of his base salary. The Company achieved this goal.

3.	The Company achieving a “Net Income Margin” in 2010 that exceeded the Net Income Margin for 2009. Net Income Margin is defined as Net Income divided by Revenues. The Net Income Margin for 2009 was considered to be the minimum threshold, but there was no maximum threshold established for this target. The Board of Directors determined that if the Net Income Margin was achieved, Mr. McTaggart would be entitled to a bonus in an amount equal to 25% of his base salary. The Company achieved this goal.

4.	The Company completing capital projects under budget and on schedule for 2010, as approved and/or adjusted by the Board of Directors from time to time. The amount budgeted and time schedule were considered to be the minimum thresholds, but there was no maximum thresholds established for this target. The Company did not achieve this goal.

5.	The Company completing negotiations and renewing its retail water license on terms approved by the Board of Directors before the license’s July 2010 expiration date. The Board of Directors determined that if the retail license was renewed Mr. McTaggart would be entitled to a bonus in an amount equal to 20% of his base salary. The Company did not achieve this goal.

6.	The Company obtaining at least one new capital project in 2010 on terms approved by the Board of Directors. The Board of Directors determined that if a capital project was obtained Mr. McTaggart would be entitled to a bonus in an amount equal to 20% of his base salary. The Company did not achieve this goal.

Mr. McTaggart’s 2011 Goals

1.	The Company exceeding budgeted Net Income for 2011, excluding the earnings (loss) from OC-BVI. The amount budgeted was considered to be the minimum threshold, but there was no maximum threshold established for this target. The Board of Directors determined that if the net income and earnings per share targets were achieved, Mr. McTaggart would be entitled to a bonus in an amount equal to 20% of his base salary. The Company achieved this goal.

2.	The Company exceeding “Adjusted Revenue” defined as budgeted Revenues for 2011 adjusted to exclude Energy Pass Through Charges for 2011. The amount budgeted was considered to be the minimum threshold, but there was no maximum threshold established for this target. The Board of Directors determined that if the “Adjusted Revenue” target was achieved, Mr. McTaggart would be entitled to a bonus in an amount equal to 20% of his base salary. The Company achieved this goal.

3.	The Company achieving a “Net Income Margin” in 2011 that exceeded the Net Income Margin for 2010. Net Income Margin is defined as Net Income divided by Revenues. The Net Income Margin for 2010 was considered to be the minimum threshold, but there was no maximum threshold established for this target. The Board of Directors determined that if the Net Income Margin was achieved, Mr. McTaggart would be entitled to a bonus in an amount equal to 20% of his base salary. The Company did not achieve this goal. However, the Board awarded Mr. McTaggart a bonus of 5% of his base salary for this goal due to the narrow margin by which the Company missed this target.

4.	The Company completing capital projects under budget and on schedule for 2011, as approved and/or adjusted by the Board of Directors from time to time. The amount budgeted and time schedule were considered to be the minimum thresholds, but there was no maximum thresholds established for this target. The Board of Directors determined that if the Company completed capital projects under budget and on schedule for 2011, Mr. McTaggart would be entitled to a bonus in an amount equal to 20% of his base salary. The Company did not achieve this goal; however, the project expenses were significantly under budget which resulted in immediate savings to the Company as well as long term savings through water revenues generated by the plant. As a result, the Board awarded Mr. McTaggart a bonus of 15% of his base salary for his achievements relating to this goal.

5.	The Company obtaining at least one new capital project in 2011 on terms approved by the Board of Directors. The Board of Directors determined that if a capital project was obtained, Mr. McTaggart would be entitled to a bonus in an amount equal to 20% of his base salary. The Company achieved this goal.

The Board also elected to give Mr. McTaggart a discretionary bonus of 10% of his base salary.

David W. Sasnett, Executive Vice President and Chief Financial Officer

Our Chief Financial Officer was entitled to an annual bonus for 2009, 2010 and 2011 in an amount not less than 25% of his then current base salary based on meeting certain performance goals agreed to with our Chief Executive Officer. The bonus paid to our Chief Financial Officer is paid in cash. In 2009, 2010 and 2011, our Chief Executive Officer set the performance goals listed below for the Chief Financial Officer. These performance goals are considered in their entirety and we do not place values or weights on any specific goals.

Mr. Sasnett’s 2009 Goals

1.	Successfully complete the Cayman Cost of Service Study within the agreed time frame. Mr. Sasnett achieved this goal.

2.	Provide Monthly Management Accounts to the CEO and other members of executive management within 30 days of the end of each month, except for the months of January and February in which case by April 15. Mr. Sasnett achieved this goal.

3.	Ensure that all statutory financial reporting filings are made accurately and within the required deadlines. Mr. Sasnett achieved this goal.

4.	Ensure that the Company’s consolidated accounting, auditing, administrative and finance costs do not exceed the aggregate amount budgeted for such costs. The budgeted consolidated accounting and auditing costs used in determining Mr. Sasnett’s 2009 incentive-based compensation were based upon the 2009 budget approved by the Board of Directors. The amount budgeted was considered to be the minimum threshold, but there was no maximum threshold established for this target. Mr. Sasnett did not achieve this goal.

5.	Examine and make recommendations to the CEO to restructure the financing structure of the Bahamas subsidiary in order to reduce financing costs and risk to the parent company. Mr. Sasnett achieved this goal.

6.	Assist the CEO in maintain excellent investor relations and represent the Company at no less than two investor conferences during the year. Mr. Sasnett achieved this goal.

Mr. Sasnett’s 2010 Goals

1.	Revise and submit proposal to Turks & Caicos government for franchise license. Mr. Sasnett achieved this goal.

2.	Select and retain local law firm to assist in negotiations with Turk & Caicos government for proposed franchise license. Mr. Sasnett achieved this goal.

3.	Complete an evaluation of Company-wide purchasing practices and implement comprehensive purchasing strategy. Mr. Sasnett achieved this goal.

4.	Prepare a valuation model and proposed organizational and financial structure for a possible acquisition. Mr. Sasnett did not achieve this goal.

Mr. Sasnett’s 2011 Goals

Mr. Sasnett’s 2011 performance goals were not directly tied to the financial performance of the Company. They included such matters as developing a business plan for a business opportunity in a new market, identifying and partnering with local partners in this new market, evaluating funding sources for a potential strategic acquisition and developing financial models for each of these opportunities. During the year, the Company changed its business objectives which caused some of Mr. Sasnett’s goals to no longer be applicable. The CEO determined that Mr. Sasnett had achieved 85% of the remaining objectives associated with his 2011 performance goals.

For 2009, 2010 and 2011, our VP Overseas Operations and VP Cayman Operations were entitled to an annual bonus in an amount not less than 25% of their then current base salary based on meeting the performance goals set forth below that were agreed to with our Chief Executive Officer. For 2009, 2010 and 2011, our VP of Product Technology  was entitled to an annual bonus in an amount not less than 20% of his then current base salary based on meeting the performance goals set forth below that were agreed to with our Chief Executive Officer.  These performance goals are considered in their entirety and we do not place values or weights on any specific goals.  Their annual bonuses, if any, are paid to our Vice-Presidents in cash.

Ramjeet Jerrybandan, Vice President of Overseas Operations

In order to maximize profitability, our reverse osmosis desalination systems are designed to operate at high equipment utilization factors and at relatively constant energy and chemical consumption rates. We believe that careful monitoring of these systems, a strong preventative maintenance plan, and the ability to rapidly and effectively respond to unforeseen conditions will ensure maximum profitability of these systems. In setting Mr. Jerrybandan’s financial targets the Board of Directors considered the environmental and logistical difficulties associated with operating and maintaining seawater reverse osmosis desalination plants in remote tropical island locations. They also considered the optimum design parameters and the expected profitability targets for each plant. The Board of Directors consequently set what it believed to be moderate to difficult financial targets for Mr. Jerrybandan.

Mr. Jerrybandan’s 2009 Goals

1.	Contain costs (of supervised businesses) within approved budgeted amounts, subject to any adjustments for electricity and fuel cost changes. The budgeted costs used in determining Mr. Jerrybandan’s 2009 incentive-based compensation were based upon the 2009 budget approved by the Board of Directors. The amounts budgeted were considered to be the maximum threshold, but there were no minimum thresholds established for this target. Mr. Jerrybandan achieved this goal.

2.	Meet or exceed budgeted gross margin targets of all supervised businesses. These amounts were considered to be the minimum thresholds, but there were no maximum thresholds established. OC-BVI was excluded from this goal because of the uncertainty related to this business. Mr. Jerrybandan achieved this goal.

3.	Successfully implement an effective and cost-saving preventative maintenance plan for Consolidated Water (Bahamas) including utilization of the CMMS software package; this goal was measured by a reduction in the number of breakdowns and repair costs for the Windsor and Blue Hills desalination plants. These amounts were considered to be the minimum thresholds, but there were no maximum thresholds established. Mr. Jerrybandan did not achieve this goal.

4.	Meet or better specific energy efficiencies in the 2009 budget of each desalination plant under supervision. Plants in the BVI operation were excluded from this goal because of OC-BVI’s ongoing dispute with the BVI government and the resulting interference with maintenance of the BVI plants. These amounts were considered to be the minimum thresholds, but there were no maximum thresholds established. Mr. Jerrybandan achieved this goal.

5.	Fully implement the Computerized Maintenance Management System (CMMS) and use the implemented Operations Data Portal; provide concise weekly reports to the Chief Executive Officer from Operations Data Portal in a format to be agreed. Mr. Jerrybandan partially achieved this goal but was unable to fully achieve it due to staffing limitations.

6.	Implement monthly performance evaluation tests at each supervised plant by July 31, 2009. Ensure that the results of these tests are taken into consideration when evaluating plant staff performance. Mr. Jerrybandan achieved this goal.

Mr. Jerrybandan’s 2010 Goals

1.	Activate and utilize the “maintenance costs per asset” feature/capability of the Company’s computerized fixed asset maintenance and inventory management system for all operating locations to enable tracking of maintenance costs for each operating asset. Mr. Jerrybandan partially achieved this goal. His inability to fully complete this goal was due to factors beyond his control.

2.	Implement a predictive and preventive maintenance program for all plants under supervision. Mr. Jerrybandan achieved this goal.

3.	Implement a plant optimization program for all major plants under supervision. Mr. Jerrybandan achieved this goal.

4.	Meet or better the specific energy efficiencies contemplated in the 2010 budget for each desalination plant under supervision. Mr. Jerrybandan achieved this goal.

Mr. Jerrybandan’s 2011 Goals

Mr. Jerrybandan’s 2011 performance goals were not directly tied to the financial performance of the Company. They included such matters as undertaking a strategic initiative with respect to one of the Company’s operating businesses and preparing a strategy to secure the extension of an operating agreement in another one of the Company’s businesses. The CEO determined that Mr. Jerrybandan had achieved all of the objectives associated with his 2011 performance goals.

Gregory S. McTaggart, Vice President of Cayman Operations

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

We also believe that minimizing non-revenue water (caused by leakage, theft and under-metering) within our retail water distribution system is essential to the profitable operation of our retail water utility on Grand Cayman. In setting Mr. Gregory McTaggart’s financial targets, the Board of Directors considered the environmental and logistical difficulties associated with operating and maintaining seawater reverse osmosis desalination plants and water distribution systems in a remote tropical island location.  They also considered the optimum design parameters and the expected profitability targets for each plant and historical non-revenue water data for the Company over the past ten years. The Board of Directors consequently set what it believed to be moderate to difficult financial targets for Mr. Gregory McTaggart.

Mr. Gregory McTaggart’s 2009 Goals

1.	Meet Cayman Water and Ocean Conversion gross profit to sales ratio targets. The gross profit to sales ratio targets used in determining Mr. Gregory McTaggart’s 2009 incentive-based compensation were based upon the 2009 budget approved by the Board of Directors. The amounts budgeted were considered to be the minimum threshold, but there were no maximum thresholds established for this target. Mr. McTaggart achieved this goal.

2.	Lower overall water loss percentage for Cayman Water to less than 2008 loss and implement real time detective water loss systems using pressure and flow monitoring equipment. The 2008 overall water loss percentage for Cayman Water Company Limited retail was 6.04%. This percentage was considered to be the maximum threshold, but there was no minimum threshold established. The 2009 overall water loss percentage for Cayman Water Company Limited retail was 5.72%%. Mr. McTaggart achieved this goal.

3.	Contain costs (for supervised businesses) within budgeted amounts, subject to any adjustments for electricity and fuel cost changes. The budgeted costs used in determining Mr. Gregory McTaggart’s 2009 incentive-based compensation were based upon the 2009 budget approved by the Board of Directors. The amounts budgeted were considered to be the maximum threshold, but there were no minimum thresholds established for this target. Mr. McTaggart achieved this goal.

4.	Maintain or improve specific energy efficiencies of each Cayman Water desalination plant relative to 2008 specific energy levels. Improve the North Sound plant to be at or better than contractual efficiency. These amounts were considered to be the minimum thresholds, but there were no maximum thresholds established. Mr. McTaggart partially achieved this goal. The specific energy usage of the North Sound plant was not at or better than contractual efficiency in 2009.

5.	Fully implement the Operations Data Portal and Computerized Maintenance Management System (CMMS); provide concise weekly reports to the CEO from the operations Data Portal in a format to be agreed. Mr. McTaggart did not achieve this goal.

6.	Provide all operational information to the cost of service study consultants in an accurate and timely manner. Mr. McTaggart achieved this goal.

7.	Work with the information technology department to implement all necessary meter reading and maintenance reports in the Company’s retail billing system by June 1, 2009. Re-establish the meter change-out and maintenance program. Install industry standard screens in front of all turbine type meters in the CW system. Mr. McTaggart partially achieved this goal but was unable to complete goals relating to meter maintenance and maintenance reporting due to conditions beyond his control.

Mr. Gregory McTaggart’s 2010 Goals

1.	Meet Cayman Water and Ocean Conversion gross profit to sales ratio targets. The gross profit to sales ratio targets used in determining Mr. Gregory McTaggart’s 2010 incentive-based compensation were based upon the 2010 budget approved by the Board of Directors. The amounts budgeted were considered to be the minimum threshold, but there were no maximum thresholds established for this target. Mr. McTaggart achieved this goal.

2.	Lower overall water loss percentage for Cayman Water to no more than 5.75%. Mr. McTaggart did not achieve this goal.

3.	Contain costs (for supervised businesses) within budgeted amounts, subject to any adjustments for electricity and fuel cost changes. The budgeted costs used in determining Mr. Gregory McTaggart’s 2010 incentive-based compensation were based upon the 2009 budget approved by the Board of Directors. The amounts budgeted were considered to be the maximum threshold, but there were no minimum thresholds established for this target. Mr. McTaggart achieved this goal.

4.	Maintain or improve specific energy efficiencies of each Cayman Water desalination plant relative to 2009 specific energy levels. These amounts were considered to be the minimum thresholds, but there were no maximum thresholds established. Mr. McTaggart achieved this goal.

5.	Participate in the negotiations with the Cayman Island government for the renewal of the Company’s retail water license. Mr. McTaggart achieved this goal.

6.	Prepare the Company’s plants and operations for inspection by other water industry members during the Caribbean Desalination Association conference held in Grand Cayman. Mr. McTaggart achieved this goal.

Mr. Gregory McTaggart’s 2011 Goals

Mr. McTaggart’s 2011 performance goals were not directly tied to the financial performance of the Company. They included such matters as preparing a business plan for a retail water project opportunity in a new market, preparing a strategy to obtain an extension to an existing bulk water sale agreement and updating and improving the Company’s non-revenue water loss mitigation program. During the year, the Company changed its business objectives which caused some of Mr. McTaggart’s goals to no longer be applicable. The CEO determined that Mr. McTaggart had achieved 50% of the remaining objectives associated with his 2011 performance goals.

Gerard J. Pereira, Vice President of Product Technology

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

Mr. Pereira’s 2011 Goals

Mr. Pereira’s 2011 performance goals were not directly tied to the financial performance of the Company. They included such matters as obtaining partnership agreements with other entities that specialize in complementary technologies, pursuing research and development opportunities with strategic partners and developing testing programs for new technology which could enhance the Company’s product offerings and performance. The CEO determined that Mr. Pereira had achieved 85% of the objectives associated with his 2011 performance goals.

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

In determining the number of options to be granted to our Vice Presidents in 2009 and 2011 we took into account the individual’s ability to affect profits and shareholder value, the individual’s historic and recent performance and the value of stock options in relation to other elements of total compensation. We apportioned the greatest weight to an executive’s ability to affect profits and shareholder value and the executive’s recent performance, and less weight to the executive’s historic performance. As our Vice Presidents of Operations have the greatest ability to affect profits and shareholder value, we set their equity incentive compensation at approximately 20% of their respective base salary. As our Vice President of Product Technology has less of an ability to affect profits, we set his equity incentive compensation at approximately 15% of his base salary.

All stock options granted to our Named Executive Officers in 2009 and 2011 incorporate the following features:

•	the options vest one-third per year over three years beginning on the first anniversary of the date of grant;

•	the options expire with regard to vested shares three years from the applicable vesting date; and

We decided to use stock options as a long-term incentive vehicle for our Chief Executive Officer, Chief Financial Officer and our Vice Presidents because:

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

Perquisites and Other Personal Benefits

Pursuant to our Chief Executive Officer’s employment agreement, we provided him with a suitable vehicle, the monthly expense of which was $563 in 2009.  We provided him with an automobile expense allowance of $950 per month in 2010 and $1,000 per month in 2011.  Pursuant to our Chief Financial Officer’s current and former employment agreements, we provided him with an automobile expense allowance which amounted to $900 per month in 2009, $950 per month in 2010 and $1,000 in 2011. Pursuant to the employment agreement with our Vice President of Overseas Operations and Vice President of Product Technology, we provided each of them with an automobile expense allowance of $900 per month in 2009, $950 per month in 2010 and $1,000 per month in 2011.  Pursuant to the employment agreement with our Vice President of Cayman Operations, we provided him with a suitable vehicle, the monthly expense of which was approximately $429 in 2009, $563 in 2010 and $700 in 2011.

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

Richard L. Finlay

Clarence B. Flowers, Jr.

Raymond Whittaker

ADDITIONAL INFORMATION REGARDING EXECUTIVE COMPENSATION

Summary Compensation Table

The following table summarizes the compensation of our (1) Chief Executive Officer, (2) Chief Financial Officer and (3) our three other most highly compensated executive officers based upon total compensation (collectively, our “Named Executive Officers”) for the fiscal years ended December 31, 2011, 2010 and 2009.

Name and Principal Position	Year	Salary ($)	Bonus ($) (1)	Stock Awards ($) (2)	Option Awards ($) (3)	Non-Equity Incentive Plan Compensation ($) (4)	All Other Compensation ($) (5)	Total ($)

Frederick W. McTaggart	2011	411,841	277,993	92,664	159,948	—	15,600	958,047
Chief Executive Officer	2010	399,845	97,502	32,498	—	—	12,293	542,138
	2009	388,200	218,357	72,793	—	—	10,360	689,710

David W. Sasnett	2011	265,225	66,310	—	129,444	—	12,000	472,979
Executive VP & Chief	2010	257,500	64,375	—	—	—	11,400	333,275
Financial Officer	2009	240,000	87,500	10,000	75,562	—	10,800	423,862

Ramjeet Jerrybandan	2011	145,873	47,500	—	80,902	—	15,600	289,875
VP Overseas Operations	2010	141,625	40,000	—	—	—	15,000	196,625
	2009	137,500	40,000	—	65,378	—	14,400	257,278

Gregory S. McTaggart	2011	145,873	36,500	—	64,724	—	12,000	259,097
VP Cayman Operations	2010	141,625	34,375	—	—	—	10,360	186,360
	2009	137,500	34,375	—	43,588	—	8,750	224,213

Gerard J. Pereira	2011	145,873	35,000	—	64,724	—	15,600	261,197
VP Product Technology	2010	141,625	27,500	—	—	—	15,000	184,125
	2009	137,500	27,500	—	38,576	—	14,400	217,976

___________________

(1)	Bonus amounts have been determined pursuant to the bonus terms outlined in our Named Executive Officers’ respective employment agreements.

(2)	Under the terms of Mr. McTaggart’s employment agreement, his bonus was to be paid 75% in cash and 25% in common shares, valued at the market price at the close of trading on December 31, of the relevant fiscal year. As a result, Mr. McTaggart received the following number of ordinary shares in the years noted: 2011 – 10,800 shares, 2010 – 3,544 shares and 2009 – 5,094 shares. Under the terms of Mr. Sasnett’s employment agreement effective for 2007, he was entitled to receive the equivalent in value of $40,000 of our common shares annually. Such shares vested quarterly in increments of 12.5% over a two-year period beginning on the date of grant. Under his current employment agreement, Mr. Sasnett no longer receives these shares.

(3)	Options awards for 2011 and 2009 have been determined pursuant to the option terms outlined in our Named Executive Officers' respective employment agreements. The value of these awards has been determined using the Black-Sholes option pricing model. Stock options expense recognized for financial reporting purposes for options granted to these executives was $287,173, $118,249 and $200,181 for the years ended December 31, 2011, 2010, and 2009, respectively.

(4)	Our Named Executive Officers did not receive non-equity incentive plan compensation in 2009, 2010 or 2011.

(5)	Represents (i) pension plan contributions of $3,600 for each of Frederick W. McTaggart, Gregory S. McTaggart, Ramjeet Jerrybandan and Gerard Pereira, (ii) car allowance of $12,000, $11,400 and $10,800 for Mr. Sasnett, Mr. Jerrybandan and Mr. Pereira for 2011, 2010 and 2009, respectively; (iii) the cost to us in the amount of $8,400, $6,760 and $5,150 for the automobile used by Gregory S. McTaggart for 2011, 2010 and 2009, respectively; (iv) car allowance of $12,000 for Frederick W. McTaggart for 2011. During 2010, we began providing him with a car allowance of $950 per month and the total car related expense was $8,700 for 2010; the cost to us in the amount of $6,760 for 2009 for the automobile used by Frederick W. McTaggart.

Employment Agreements

Frederick W. McTaggart-President and Chief Executive Officer

On January 1, 2004, we entered into a three-year employment agreement with Frederick W. McTaggart, our President and Chief Executive Officer, pursuant to which he was paid $200,000 per annum through December 31, 2007. This agreement is subject to extension each year upon mutual agreement such that the term will be for three years from January 1st of the next following year which is currently through December 31, 2014. If we terminate Mr. Frederick McTaggart without cause, he is entitled to twice the annual remuneration set out in this agreement, adjusted for any annual increases received.

On September 14, 2007, we amended the employment agreement with Mr. McTaggart. Commencing January 1, 2008, Mr. McTaggart’s annual base salary increased to $375,000. On September 9, 2009, we amended the employment agreement with Mr. McTaggart. Under the terms of the amended agreement, Mr. McTaggart’s bonus, in an amount not to exceed 100% of his then-current annual compensation, will be calculated as follows: (a) 25% of base salary if we achieve our budgeted net income, excluding operations in the British Virgin Islands for 2009; (b) 25% of base salary if we exceed our budgeted “Adjusted Revenues,” calculated as our budgeted revenue minus budgeted “Energy Pass Through Charges;” (c) 25% of base salary if we improve our “Income from Operations Margin,” calculated as our budgeted income from operations divided by our budgeted revenue; and (d) 25% of base salary if we complete projects under our capital budget and on schedule.

The annual bonus, if any, will be paid 75% in cash and 25% in our common shares valued at the market price at the close of trading on December 31, of the relevant fiscal year (or if such day is not a trading day, at the close of trading on the preceding trading day). Finally, Mr. McTaggart will be entitled to a discretionary bonus in an amount and form as determined at the sole discretion of the Board of Directors. Pursuant to NASDAQ rules, the payment of a bonus in stock must be approved by the shareholders of the Company.

In 2011, we granted Mr. McTaggart options to purchase 35,000 common shares at an exercise price of $10.68 per share. These options vest in tranches of 11,666 shares each on February 22, 2012, 2013 and 2014 and expire three years from the applicable vesting date.

David W. Sasnett-Executive Vice President & Chief Financial Officer

Effective January 1, 2008, we entered into a two-year employment agreement with Mr. Sasnett, our Executive Vice President and Chief Financial Officer, which employment agreement has been extended through December 31, 2013. Under the terms the employment agreement, Mr. Sasnett is entitled to an annual base salary and a performance bonus equal to 25% of Mr. Sasnett’s then current base salary if performance goals to be agreed upon by the Company’s Chief Executive Officer and Mr. Sasnett are met. The Board of Directors of the Company, may in its sole discretion, after taking into consideration the recommendations of the Company’s Chief Executive Officer, pay Mr. Sasnett a bonus in excess of 25% of Mr. Sasnett’s base salary. Mr. Sasnett is also entitled to a monthly automobile expense allowance that increases by $50 per month on the first of each new fiscal year. If the Chief Executive Officer of the Company or the Company decide not to extend the term of the employment agreement, the term of the employment agreement will expire on December 31 of the year in which such decision is made and the Company will be obligated to pay Mr. Sasnett, in cash, a severance payment equal to his base salary on the expiration date.

In 2008, we granted Mr. Sasnett options to purchase 22,200 common shares at an exercise price of $30.40 per share. These options vested in tranches of 7,400 shares each on January 1, 2009, 2010 and 2011 and expire three years from the applicable vesting date. We granted Mr. Sasnett additional options in March 2009 to purchase 22,149 ordinary shares at an exercise price of $7.90. These options vested or will vest in tranches of 7,383 each on March 19, 2010, 2011 and 2012 and expire three years from the applicable vesting date. In 2011, we granted Mr. Sasnett options to purchase 28,325 common shares at an exercise price of $10.68 per share. These options vest in tranches of 9,441 shares each on February 22, 2012, 2013 and 2014 and expire three years from the applicable vesting date.

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

In 2008, we granted Mr. McTaggart options to purchase 17,700 common shares at an exercise price of $30.40 per share. These options vested in tranches of 5,900 shares each on January 1, 2009, 2010 and 2011 and expire three years from the applicable vesting date. We granted Mr. McTaggart additional options in March 2009 to purchase 13,305 ordinary shares at an exercise price of $7.90.  These options vested or will vest in tranches of 4,435 each on March 19, 2010, 2011 and 2012 and expire three years from the applicable vesting date. In 2011 we granted Mr. McTaggart options to purchase 14,163 common shares at an exercise price of $10.68 per share. These options vested or will vest in tranches of 4,721 shares each on February 22, 2012, 2013 and 2014 and expire three years from the applicable vesting date.

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

In 2008, we granted Mr. Jerrybandan options to purchase 17,700 common shares at an exercise price of $30.40 per share. These options vested in tranches of 5,900 shares each on January 1, 2009, 2010 and 2011and expire three years from the applicable vesting date. We granted Mr. Jerrybandan additional options in March 2009 to purchase 19,956 ordinary shares at an exercise price of $7.90. These options vested or will vest in tranches of 4,435 each on March 19, 2010, 2011 and 2012 and expire three years from the applicable vesting date. In 2011 we granted Mr. Jerrybandan options to purchase 17,703 common shares at an exercise price of $10.68 per share. These options vested or will vest in tranches of 5,901 shares each on February 22, 2012, 2013 and 2014 and expire three years from the applicable vesting date.

Pursuant to the terms of the employment agreement, we provide Mr. Jerrybandan with a monthly automobile expense allowance, which amounted to $1,000 in 2011. This allowance increases on January 1 of each year by $50 per month during the term of this agreement.

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

In 2008, we granted Mr. Pereira options to purchase 13,275 common shares at an exercise price of $30.40 per share. These options vested in tranches of 4,425 shares each on January 1, 2009, 2010 and 2011 and expire three years from the applicable vesting date. The Company granted Mr. Pereira additional options in March 2009 to purchase 19,956 ordinary shares at an exercise price of $7.90. These options vested or will vest in tranches of 4,435 each on March 19, 2010, 2011 and 2012 and expire three years from the applicable vesting date. In 2011 we granted Mr. Pereira options to purchase 14,163 common shares at an exercise price of $10.68 per share. These options vested or will vest in tranches of 4,721 shares each on February 22, 2012, 2013 and 2014 and expire three years from the applicable vesting date.

 Pursuant to the terms of the employment agreement, we provide Mr. Pereira with a monthly automobile expense allowance, which amounted to $1,000 in 2011. This allowance increases on January 1 of each year by $50 per month during the term of this agreement.

Grants of Plan-Based Awards

The following tables present information with respect to the stock options granted in the fiscal year ended December 31, 2011 to the Named Executive Officers. There can be no assurance that the Grant Date Fair Value of Option Award will ever be realized by the individual. The amount of these awards that were expensed is shown in the Summary Compensation Table.

			Number of
			Securities		Grant Date
			Underlying		Fair Value
		Expiration	Options	Exercise	of Option
Name	Grant Date	Date (2)	Granted	Price	Award ($) (1)	Exercisable	Unexercisable
Frederick W. McTaggart	2/22/2011	2/22/2017	35,000	$10.68	159,948	—	35,000
David W. Sasnett	2/22/2011	2/22/2017	28,325	$10.68	129,444	—	28,325
Ramjeet Jerrybandan	2/22/2011	2/22/2017	17,703	$10.68	80,902	—	17,703
Gregory S. McTaggart	2/22/2011	2/22/2017	14,163	$10.68	64,724	—	14,163
Gerard J. Pereira	2/22/2011	2/22/2017	14,163	$10.68	64,724	—	14,163

(1)	Represents Black-Scholes option pricing model value on the date of grant.

(2)	These options vest in equal tranches on each of February 22, 2012, 2013 and 2014 and expire three years from the applicable vesting date.

Outstanding Equity Awards at Fiscal Year-End

The following table summarizes the outstanding option awards as of December 31, 2011 for each Named Executive Officer.

	Number of Securities
	Underlying Unexercised		Option	Option	Option
	Options at Fiscal Year End		Exercise	Grant	Expiration
Name	Exercisable	Unexercisable	Price (1)	Date	Date (2)
Frederick W. McTaggart	—	35,000	10.68	02/22/11	02/22/17
David W. Sasnett	22,200	—	30.48	05/14/08	01/01/14
	14,766	7,383	7.90	03/19/09	03/19/15
	—	28,325	10.68	02/22/11	02/22/17
Ramjeet Jerrybandan	17,700	—	30.48	05/14/08	01/01/14
	13,304	6,652	7.90	03/19/09	03/19/15
	—	17,703	10.68	02/22/11	02/22/17
Gregory S. McTaggart	17,700	—	30.48	05/14/08	01/01/14
	8,870	4,435	7.90	03/19/09	03/19/15
	—	14,163	10.68	02/22/11	02/22/17
Gerard J. Pereira	13,275	—	30.48	05/14/08	01/01/14
	7,850	3,925	7.90	03/19/09	03/19/15
	—	14,163	10.68	02/22/11	02/22/17

______________________

(1)	These options vest annual in equal tranches beginning on the first anniversary of the date of grant.
(2)	These options expire three years from the applicable vesting date.

Option Exercises and Stock Vested

No stock options were exercised by the Named Executive Officers and no shares vested to the Named Executive Officers during the year ended December 31, 2011.

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

Assuming our Named Executive Officers’ employment were terminated on December 31, 2011 due to the Named Executive Officer’s inability to discharge his duties due to physical or mental illness for a period of more than 60 days, the compensation due to our Named Executive Officers would be as set forth in the following table.

		Medical	Pension Fund	Total
	Salary	Insurance	Contribution	Compensation
Name	($)	($)	($)	($)
Frederick W. McTaggart	2,000	39,603	7,200	48,803
David W. Sasnett	1,000	20,119	—	21,119
Ramjeet Jerrybandan	2,000	18,019	7,200	27,219
Gregory S. McTaggart	2,000	13,328	7,200	22,528
Gerard J. Pereira	2,000	21,889	7,200	31,089

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

Severance

Upon termination of employment, our Chief Executive Officer and Chief Financial Officer are entitled to receive severance payments under their employment agreements. Our Chief Executive Officer’s and Chief Financial Officer’s employment agreements provide for a lump sum severance payment equal to 24 months and 12 months, respectively, of their then current respective base salary if their employment is terminated without cause or if their employment agreements are not renewed. The Committee negotiated our Chief Executive Officer’s severance packages to provide him an amount equal to their base salary for the length of his non-competition arrangement with us.  The following table sets forth the total amount of severance payments that would be made to Messrs. McTaggart and Sasnett if their employment agreements were terminated without cause as of December 31, 2011:

Severance
Name	($)
Frederick W. McTaggart	823,683
David W. Sasnett	265,225

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

The following table sets forth the total amount of change in control payments that would be made to Mr. Sasnett if his employment agreement was terminated upon a “Change in Control” as of December 31, 2011:

Change In Control
Name	($)
David W. Sasnett	795,675

Director Compensation

The following table sets forth a summary of the compensation earned by our non-employee directors and/or paid to certain of our non-employee directors in 2011.

	Fees
	Earned or	Stock
	Paid in Cash	Awards	Total
Name	($)	($)(1)	($)
Frederick W. McTaggart	-	-	-
David W. Sasnett	-	-	-
Brian E. Butler *	28,600	13,400	42,000
Carson K. Ebanks *	30,000	-	30,000
Richard L. Finlay *	28,600	12,200	40,800
Clarence B. Flowers, Jr. *	26,000	14,600	40,600
Wilmer F. Pergande *	71,000	16,400	87,400
Leonard J. Sokolow *	35,500	16,400	51,900
Raymond Whittaker *	31,400	18,200	49,600

_________________________

*	The Board of Directors has determined that each of such persons is an “independent director” under the corporate governance rules of NASDAQ.
(1)	Represents fair value on the date of grant.

Director Compensation Policy

Our Chairman receives an annual retainer of $48,000 in addition to the meeting and attendance fees paid to each non-executive director.

Each director who is not an executive officer is entitled to an annual retainer of $8,000 and an attendance fee of $3,000 for each quarterly Board of Directors’ meeting attended, and $1,000 for any additional Board of Directors’ meetings attended. Mr. Ebanks received an annual retainer of $8,000 and an attendance fee of $5,000 for each quarterly Board of Directors’ meeting attended, and $1,000 for any additional Board of Directors’ meetings attended. Mr. Ebanks was not entitled to common shares under the non-executive directors share grant plan.

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

In addition, under the non-executive directors share grant plan, other than Mr. Ebanks, each director receives common shares worth the share equivalent of $2,000 for each quarterly Board of Directors meeting and $600 for each Committee meeting attended. The common shares are calculated by dividing the accumulated share attendance fees by the prevailing market price on October 1st of the preceding year.

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

The table below sets forth the beneficial ownership of our common stock, par value $0.60 per share, of which 14,568,696 are outstanding as of March 9, 2012 and our redeemable preferred stock, par value $0.60 per share, of which 22,427 are outstanding as of March 9, 2012 by:

•	each person or entity that we know beneficially owns more than 5% of our ordinary shares or redeemable preference shares;

•	each of our directors;

•	our Chief Executive Officer and our Chief Financial Officer during the year ended December 31, 2011, and the three other most highly compensated executive officers who were serving as executive officers on December 31, 2011; and

•	all of our executive officers and directors as a group.

Title of Class	Identity of Person or Group	Amount Owned	Percentage of Class

Ordinary Shares	Invesco Ltd. (1)	1,328,983	9.12%

Ordinary Shares	Commonwealth Bank of Australia (2)	1,251,562	8.59%

Ordinary Shares	Wilmer F. Pergande,	17,048	*
	Director, Chairman of the
	Board of Directors (3)

Ordinary Shares	Frederick W. McTaggart,	135,362	*
	Director, President and
	Chief Executive Officer (4)

Ordinary Shares	David W. Sasnett,	51,113	*
	Director, Executive Vice President and
	Chief Financial Officer (5)

Ordinary Shares	Ramjeet Jerrybandan,	40,968	*
	Vice President of Overseas Operations (6)

Ordinary Shares	Gregory S. McTaggart,	132,898	*
	Vice President of Cayman Operations (7)

Ordinary Shares	Gerard J. Pereira	35,230	*
	Vice President of Product Technology (8)

Ordinary Shares	Brian E. Butler,	11,699	*
	Director

Title of Class	Identity of Person or Group	Amount Owned	Percentage of Class

Ordinary Shares	Carson K. Ebanks,	1,066	*
	Director

Ordinary Shares	Richard L. Finlay,	14,202	*
	Director

Ordinary Shares	Clarence B. Flowers, Jr.,	16,527	*
	Director

Ordinary Shares	Leonard J. Sokolow,	4,387	*
	Director (9)

Ordinary Shares	Raymond Whittaker,	15,159	*
	Director

Ordinary Shares	Directors and Executive	524,951	3.60%
	Officers as a Group (10)

Redeemable Preference Shares	Kenneth Crowley	1,329	5.93%
	Special Projects Engineer

Redeemable Preference Shares	Marinus Barendsen,	1,300	5.80%

Redeemable Preference Shares	Ramjeet Jerrybandan,	81	*
	Vice President of Overseas Operations

Redeemable Preference Shares	Gregory S. McTaggart,	85	*
	Vice President of Cayman Operations

Redeemable Preference Shares	Gerard J. Pereira	81	*
	Vice President of Product Technology

____________________

*	Indicates less than 1%

**	Unless otherwise indicated, to our knowledge, the persons named in the table above have sole voting and investment power with respect to the shares listed. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares issuable under stock options exercisable within 60 days after March 9, 2012 are deemed outstanding for that person but are not deemed outstanding for computing the percentage of ownership of any other person.

On February 9, 2012, Invesco Ltd., on its own behalf and on behalf of its subsidiaries, Invesco PowerShares Capital Management LLC and Invesco Advisers, Inc., filed an amended Schedule 13G (“Schedule 13G”) with the Securities and Exchange Commission. The Schedule 13G states that on its own behalf and on behalf of its subsidiaries, Invesco Ltd. has sole voting and dispositive power over 1,328,983 common shares held by funds to which Invesco PowerShares Capital Management LLC and Invesco Advisers, Inc. act as investment advisers. The address of Invesco Ltd. is 1555 Peachtree Street NE; Atlanta, GA 30309; the address of Invesco PowerShares Capital Management LLC is 301 West Roosevelt Road, Wheaton, IL 60187; and the address of Invesco Advisers, Inc. is Two Peachtree Pointe, 1555 Peachtree Street, N.E., Suite 1800, Atlanta, GA 30309.

(1)

(2)

On February 13, 2012, Commonwealth Bank of Australia, on its own behalf and on behalf of Colonial Holding Company Limited, Commonwealth Insurance Holdings Limited, Colonial First State Group Limited and First State Investment Management (UK) Limited, filed a Schedule 13G (“Schedule 13G”) with the Securities and Exchange Commission. The Schedule 13G states that Commonwealth Bank of Australia, Colonial Holding Company Limited, Commonwealth Insurance Holdings Limited, Colonial First State Group Limited and First State Investment Management (UK) Limited share investment and dispositive power of 1,251,562 common shares held by First State Investments International Ltd. and First State Investment Management (UK) Limited.  The address of Commonwealth Bank of Australia, Colonial Holding Company Limited, Commonwealth Insurance Holdings Limited, and Colonial First State Group Limited is Ground Floor, Tower 1, 201 Sussex Street, Sydney, New South Wales, 2000, Commonwealth of Australia. The address of First State Investment Management (UK) Limited is 23 Street Andrew Square, Edinburgh, EH2 1BB, Scotland.

(3)	Of the 17,048 common shares beneficially owned by Mr. Pergande, all have shared investment power.

(4)	Of the 135,362 common shares beneficially owned by Mr. Frederick W. McTaggart, 11,667 are issuable upon exercise of stock options within 60 days of March 9, 2012.

(5)	Of the 51,113 common shares beneficially owned by Mr. Sasnett, 46,391 are issuable upon exercise of stock options within 60 days of March 9, 2012.

(6)	Of the 40,968 common shares beneficially owned by Mr. Jerrybandan, 37,657 are issuable upon exercise of stock options within 60 days of March 9, 2012.

(7)	Of the 132,898 common shares beneficially owned by Mr. Gregory S. McTaggart, 29,826 are issuable upon exercise of stock options within 60 days of March 9, 2012.

(8)	Of the 35,230 common shares beneficially owned by Mr. Pereira, 6,778 have shared investment power and 25,346 are issuable upon exercise of stock options within 60 days of March 9, 2012.

(9)	Of the 4,387 common shares beneficially owned by Mr. Sokolow, all have shared investment power.

(10)	Of the 524,951 common shares owned by the Directors and executive officers as a group, 28,213 have shared investment power, and 193,300 are issuable upon exercise of stock options within 60 days of March 9, 2012.

Equity Compensation Plan Information

The following table sets forth certain information as of December 31, 2011, with respect to compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance under:

•	all compensation plans previously approved by our security holders; and
•	all compensation plans not previously approved by our security holders.

	Number of securities to be issued upon exercise of outstanding options,	Weighted-average exercise price of outstanding options,	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in
	warrants and rights	warrants and rights	column (a))
Plan category	(a)	(b)	(c)

Equity compensation plans approved by security holders	$378,394	$14.91	1,121,606

Equity compensation plans not approved by security holders	—	—	*

Total	$378,394	$14.91

_____________________

*	This equity compensation plan does not have any limits on the amount of shares reserved for issuance under the plans.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table shows the fees that the Company and its affiliates paid or accrued for the audit and other services provided by Marcum LLP, for the years ended December 31, 2011 and 2010.

	2011	2010
Audit	$335,000	$335,000
Audit-Related	-	-
Tax	3,000	3,000
All Other	-	-
Total	$338,000	$338,000

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

Dated: March 15, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature		Title	Date

By:	/s/ Wilmer F. Pergande	Chairman of the Board of Directors	March 15, 2012
Wilmer F. Pergande

By:	/s/ Frederick W. McTaggart	Director, Chief Executive Officer and President	March 15, 2012
	Frederick W. McTaggart	(Principal Executive Officer)

By:	/s/ David W. Sasnett	Director, Executive Vice President & Chief Financial Officer	March 15, 2012
	David W. Sasnett	(Principal Financial and Accounting Officer)

By:	/s/ Brian E. Butler	Director	March 15, 2012
Brian E. Butler

By:	/s/ Carson K. Ebanks	Director	March 15, 2012
Carson K. Ebanks

By:	/s/ Richard L. Finlay	Director	March 15, 2012
Richard L. Finlay

By:	/s/ Clarence B. Flowers, Jr.	Director	March 15, 2012
Clarence B. Flowers, Jr.

By:	/s/ Leonard J. Sokolow	Director	March 15, 2012
Leonard J. Sokolow

By:	/s/ Raymond Whittaker	Director	March 15, 2012
Raymond Whittaker

CONSOLIDATED WATER CO. LTD.

INDEX TO EXHIBITS FILED WITH 10-K

Number	Exhibit Description

3.1	Amended and Restated Memorandum of Association of Consolidated Water Co. Ltd. dated May 14, 2008 (incorporated by reference to Exhibit 3.1 filed as part of our Form 8-K filed June 6, 2008, Commission File No. 0-25248)

3.2	Amended and Restated Articles of Association of Consolidated Water Co. Ltd. dated May 10, 2006 (incorporated by reference to Exhibit 4.2 filed as part of our Form F-3 filed October 12, 2006, Commission File No. 333-137970)

3.3	Amendment to Articles of Association of Consolidated Water Co. Ltd. dated May 11, 2007 (incorporated by reference to Exhibit 3.1 filed as part of our Form 8-K filed May 14, 2007, Commission File No. 0-25248)

3.4	Amendment to Articles of Association of Consolidated Water Co. Ltd. dated May 26, 2009 (incorporated by reference to Exhibit 3.1 filed as part of our Form 8-K filed May 27, 2009, Commission File No. 0-25248)

4.1	Option Deed, dated August 6, 1997, between Cayman Water Company Limited and American Stock Transfer & Trust Company (incorporated herein by reference to the exhibit filed on our Form 6-K, dated August 7, 1997, Commission File No. 0-25248)

4.2	Deed of Amendment of Option Deed dated August 8, 2005 (incorporated herein by reference to Exhibit 4.2 filed as a part of our Form 8-K dated August 11, 2005, Commission File No. 0-25248)

4.3	Second Deed of Amendment of Option Deed, dated September 27, 2005 (incorporated herein by reference to the exhibit filed as a part of our Form 8-K dated October 3, 2005, Commission File No. 0-25248)

4.4	Third Deed of Amendment to Option Deed, dated May 30, 2007 (incorporated herein by reference to Exhibit 4.3 filed as part of our Form 8-K filed June 1, 2007, Commission File No. 0-25248)

10.1.1	License Agreement dated July 11, 1990 between Cayman Water Company Limited and the Government of the Cayman Islands (incorporated herein by reference to the exhibit filed as a part of our Form 20-F dated December 7, 1994, Commission File No. 0-25248)

10.1.2	First Amendment to License Agreement dated September 18, 1990 between Cayman Water Company Limited and the Government of the Cayman Islands. (incorporated herein by reference to the exhibit filed as a part of our Form 20-F dated December 7, 1994, Commission File No. 0-25248)

10.1.3	Second Amendment to License Agreement dated February 14, 1991 between Cayman Water Company Limited and the Government of the Cayman Islands. (incorporated herein by reference to the exhibit filed as a part of our Form 20-F dated December 7, 1994, Commission File No. 0-25248)

10.1.4	Third Amendment to a License to Produce Potable Water dated August 15, 2001 between Consolidated Water Co. Ltd. by the Government of the Cayman Islands (incorporated herein by reference to Exhibit 10.4 filed as a part of our Form 10-K for the fiscal year ended December 31, 2001, Commission File No. 0-25248)

10.1.5	Fourth Amendment to a License to Produce Potable Water dated February 1, 2003 between Consolidated Water Co. Ltd. by the Government of the Cayman Islands (incorporated herein by reference to Exhibit 10.5 filed as a part of our Form 10-K for the fiscal year ended December 31, 2002, Commission File No. 0-25248)

10.1.6	Amendment to License Agreement dated July 20, 2010 between the Government of the Cayman Islands and Cayman Water Company Limited (incorporated herein by reference to Exhibit 10 filed as a part of our Form 8-K filed July 23, 2010, Commission File No. 0-25248)

10.2	Water Supply Agreement dated December 18, 2000 between Consolidated Water Co. Ltd. and South Bimini International Ltd. (incorporated herein by reference to Exhibit 10.2 filed as a part of our Form 10-K for the fiscal year ended December 31, 2000, Commission File No. 0-25248)

10.3.1*	Employment contract dated December 5, 2003 between Frederick McTaggart and Consolidated Water Co. Ltd. (incorporated herein by reference to Exhibit 10.18 filed as a part of our Form 10-K for the fiscal year ended December 31, 2003, Commission File No. 0-25248)

10.3.2*	Amendment of Engagement Agreement dated September 14, 2007 between Frederick W. McTaggart and Consolidated Water Co. Ltd. (incorporated herein by reference to Exhibit 10.2 to our Form 8-K filed September 19, 2007, Commission File No. 0-25248)

10.3.3*	Third Amendment of Engagement Agreement dated September 9, 2009 between Frederick W. McTaggart and Consolidated Water Co. Ltd. (incorporated herein by reference to Exhibit 10.1 to our Form 8-K filed September 9, 2009, Commission File No. 0-25248)

10.4.1*	Engagement Agreement dated May 22, 2006 between David Sasnett and Consolidated Water Co. Ltd. (incorporated herein by reference to Exhibit 10.1 filed as part of our Form 8-K filed May 26, 2006, Commission File No. 0-25248)

10.4.2*	Amended and restated Engagement Agreement dated March 29, 2007 between David Sasnett and Consolidated Water Co. Ltd. (incorporated herein by reference to Exhibit 10.1 filed as part of our Form 8-K filed April 14, 2007, Commission File No. 0-25248)

10.4.3*	Engagement Agreement dated January 15, 2008 between David Sasnett and Consolidated Water Co. Ltd. (incorporated herein by reference to Exhibit 10.1 filed as part of our Form 8-K filed January 22, 2008, Commission File No. 0-25248)

10.5*	Employment contract dated January 11, 2008 between Gregory McTaggart and Consolidated Water Co. Ltd.

10.6*	Employment contract dated January 14, 2008 between Ramjeet Jerrybandan and Consolidated Water Co. Ltd. (incorporated herein by reference to Exhibit 10.11 filed as part of our Form 10-K for the fiscal year ended December 31, 2008, Commission File No. 0-25248)

10.7*	Employment contract dated January 16, 2008 between Gerard Pereira and Consolidated Water Co. Ltd. (incorporated herein by reference to Exhibit 10.12 filed as a part of our Form 10-K for the fiscal year ended December 31, 2008, Commission File No. 0-25248)

10.8*	Engagement Agreement dated July 12, 2011 between John Tonner and Consolidated Water Co. Ltd. (incorporated herein by reference to Exhibit 10.1 filed as a part of our Form 8-K filed August 5, 2011, Commission File No. 0-25248).

10.9	Specimen Service Agreement between Cayman Water Company Limited and consumers (incorporated herein by reference to the exhibit filed as part of our Registration Statement on Form F-1 dated March 26, 1996)

10.10*	Summary Share Grant Plan for Directors (incorporated herein by reference to Exhibit 10.24 filed as part of our Registration Statement on Form F-2 dated May 17, 2000, Commission File No. 333-35356)

10.11*	Employee Share Option Plan (incorporated herein by reference to Exhibit 10.26 filed as a part of our Form 10-K for the fiscal year ended December 31, 2001, Commission File No. 0-25248)

10.12*	2008 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 filled as part of our Form 10-Q for the fiscal quarter ended September 30, 2008, Commission File No. 0-25248)

10.13	Purchase and Sale Agreement, dated December 10, 2001, among Consolidated Water Co. Ltd., Cayman Hotel and Golf Inc., Ellesmere Britannia Limited and Hyatt Britannia Corporation Ltd. (incorporated herein by reference to Exhibit 10.30 filed as part of our Form 10-K for the fiscal year ended December 31, 2001, Commission File No. 0-25248)

10.14	Agreement dated February 1, 2002 between Consolidated Water Co. Ltd. and Cayman Hotel and Golf Inc. (incorporated herein by reference to Exhibit 10.52 filed as a part of our Form 10-K for the fiscal year ended December 31, 2001, Commission File No. 0-25248)

10.15	Lease dated December 10, 2001 between Cayman Hotel and Golf Inc. and Consolidated Water Co. Ltd. (incorporated herein by reference to Exhibit 10.52 filed as a part of our Form 10-K for the fiscal year ended December 31, 2001, Commission File No. 0-25248)

10.16.1	Lease dated April 27, 1993 signed July 18, 2001 between Government of Belize and Belize Water Limited (incorporated herein by reference to Exhibit 10.53 filed as a part of our Form 10-K for the fiscal year ended December 31, 2001, Commission File No. 0-25248)

10.16.2	Amended lease dated April 27, 1993 signed January 2, 2004 between Government of Belize and Belize Water Limited (incorporated herein by reference to Exhibit 10.36 filed as a part of our Form 10-K for the fiscal year ended December 31, 2003, Commission File No. 0-25248)

10.17	Loan Agreement dated February 7, 2003 between Consolidated Water Co. Ltd. and Scotiabank (Cayman Islands) Ltd. (incorporated herein by reference to Exhibit 10.1 filed as a part of our Form 8-K dated February 13, 2003, Commission File No. 0-25248)

10.18.1	Loan Agreement dated May 25, 2005 between Ocean Conversion (BVI), Ltd. and Consolidated Water Co. Ltd. (incorporated herein by reference to Exhibit 99.1 filed as a part of our Form 8-K dated June 1, 2005, Commission File No. 0-25248)

10.18.2	Debenture Agreement dated August 24, 2007 between Ocean Conversion (BVI), Ltd. and Consolidated Water Co. Ltd.

10.18.3	Amending Debenture Agreement dated March 14, 2008 between Ocean Conversion (BVI), Ltd. and Consolidated Water Co. Ltd.

10.18.4	Second Amending Debenture Agreement dated February 18, 2009 between Ocean Conversion (BVI), Ltd. and Consolidated Water Co. Ltd.

10.18.5	Amending Loan Agreement dated August 20, 2009 between Ocean Conversion (BVI), Ltd. and Consolidated Water Co.

10.18.6	Amending Loan Agreement dated February 10, 2010 between Ocean Conversion (BVI), Ltd. and Consolidated Water Co.

10.19	Trust Deed dated August 4, 2006 between Consolidated Water Co. Ltd. and Dextra Bank & Trust Co. Ltd. (incorporated herein by reference to Exhibit 10.1 filed as a part of our Form 8-K filed August 9, 2006, File No. 0-25248)

10.20	Subscription Agreement dated August 4, 2006 between Consolidated Water Co. Ltd. and Scotiatrust and Merchant Bank Trinidad & Tobago Limited (incorporated herein by reference to Exhibit 10.2 filed as a part of our Form 8-K filed August 9, 2006, File No. 0-25248)

10.21	Deed of Second Debenture dated August 4, 2006 between Consolidated Water Co. Ltd. and Dextra Bank & Trust Co. Ltd. (incorporated herein by reference to Exhibit 10.5 filed as a part of our Form 8-K filed August 9, 2006, File No. 0-25248)

10.22	Deed of Second Collateral Debenture dated August 4, 2006 between Cayman Water Company Limited and Dextra Bank & Trust Co. Ltd. (incorporated herein by reference to Exhibit 10.6 filed as a part of our Form 8-K filed August 9, 2006, File No. 0-25248)

10.23	Equitable Charge of Shares dated August 4, 2006 between Consolidated Water Co. Ltd. and Dextra Bank & Trust Co. Ltd. (incorporated herein by reference to Exhibit 10.7 filed as a part of our Form 8-K filed August 9, 2006, File No. 0-25248)

10.24	Intercreditor Deed dated August 4, 2006 among Scotiabank & Trust (Cayman) Ltd., Dextra Bank & Trust Co. Ltd., Consolidated Water Co. Ltd. and Cayman Water Company Limited (incorporated herein by reference to Exhibit 10.8 filed as a part of our Form 8-K filed August 9, 2006, File No. 0-25248)

10.25	Cayman Islands Collateral Charge, West Bay Beach South Property, Block 12D, Parcel 79REM1/2 (incorporated herein by reference to Exhibit 10.9 filed as a part of our Form 8-K filed August 9, 2006, File No. 0-25248)

10.26	Cayman Islands Collateral Charge, West Bay Beach North, Block 11D, Parcel 40 (incorporated herein by reference to Exhibit 10.10 filed as a part of our Form 8-K filed August 9, 2006, File No. 0-25248)

10.27	Cayman Islands Collateral Charge, West Bay Beach North, Block 11D, Parcel 8 (incorporated herein by reference to Exhibit 10.11 filed as a part of our Form 8-K filed August 9, 2006, File No. 0-25248)

10.28	Cayman Islands Collateral Charge, West Bay North East, Block 9A, Parcel 8 (incorporated herein by reference to Exhibit 10.12 filed as a part of our Form 8-K filed August 9, 2006, File No. 0-25248)

10.29	Cayman Islands Collateral Charge, West Bay North East, Block 9A, Parcel 469 (incorporated herein by reference to Exhibit 10.13 filed as a part of our Form 8-K filed August 9, 2006, File No. 0-25248)
10.30	Loan Agreement dated as of October 4, 2006, by and between Royal Bank of Canada and Consolidated Water (Bahamas) Ltd. (incorporated herein by reference to Exhibit 10.1 filed as a part of our Form 8-K filed October 6, 2006, File No. 0-25248)

10.31.1†	Form of Agreement for Desalinated Water Supply dated May 2005 among Water and Sewerage Corporation, Consolidated Water Co. Ltd. and Consolidated Water (Bahamas) Limited (formerly Waterfields Company Limited) (incorporated herein by reference to Exhibit 10.1 filed as a part of our Form 8-K filed February 4, 2011, File No. 0-25248)

10.31.2†	Letter of Acceptance dated January 25, 2011 (effective January 31, 2011) between Water and Sewerage Corporation and Consolidated Water Co. Ltd. (incorporated herein by reference to Exhibit 10.2 filed as a part of our Form 8-K filed February 4, 2011, File No. 0-25248)

10.31.3†	Proposal letter dated December 8, 2010 addressed to the Water and Sewerage Corporation (incorporated herein by reference to Exhibit 10.3 filed as a part of our Form 8-K filed February 4, 2011, File No. 0-25248)

21.1	Subsidiaries of the Registrant

23.1	Consent of Marcum LLP — Consolidated Water Co. Ltd.

23.2	Consent of Marcum LLP — Ocean Conversion (BVI) Ltd.

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, Section 906 of the Sarbanes-Oxley Act of 2002

______________________

*	Indicates a management contract or compensatory plan.
†	Portions of these Exhibits have been omitted pursuant to a request for confidential treatment.

