Form 10-Q
period 2012-03-31
CONSOLIDATED WATER CO LTD
filed 2012-05-10
CIK 928340

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

As of May 4, 2012, 14,579,496 shares of the registrant’s common stock, with US$0.60 par value, were outstanding.

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

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED WATER CO. LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2012	2011
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$24,995,481	$37,624,179
Restricted cash	7,500,000	7,500,000
Marketable securities	8,537,598	8,496,372
Accounts receivable, net	15,097,371	8,537,232
Inventory	1,601,405	1,451,639
Prepaid expenses and other current assets	1,248,280	1,880,105
Current portion of loans receivable	1,846,719	1,843,600
Total current assets	60,826,854	67,333,127
Property, plant and equipment, net	63,408,844	64,185,110
Construction in progress	237,944	141,204
Inventory, non-current	3,829,767	3,861,470
Loans receivable	10,305,417	10,758,873
Investment in OC-BVI	6,562,761	6,634,598
Intangible assets, net	1,724,497	1,501,824
Goodwill	3,587,754	3,587,754
Other assets	2,737,496	2,855,471
Total assets	$153,221,334	$160,859,431

LIABILITIES AND EQUITY
Current liabilities
Accounts payable and other current liabilities	$4,288,008	$4,617,770
Dividends payable	1,156,866	1,156,081
Current portion of long term debt	9,059,430	17,531,134
Total current liabilities	14,504,304	23,304,985
Long term debt	6,452,030	6,852,660
Other liabilities	414,807	420,430
Total liabilities	21,371,141	30,578,075
Equity
Consolidated Water Co. Ltd. stockholders' equity
Redeemable preferred stock, $0.60 par value. Authorized 200,000 shares; issued and outstanding 22,094 and 22,427 shares, respectively	13,256	13,456
Class A common stock, $0.60 par value. Authorized 24,655,000 shares; issued and outstanding 14,579,496 and 14,568,696 shares, respectively	8,747,698	8,741,217
Class B common stock, $0.60 par value. Authorized 145,000 shares; none issued or outstanding	-	-
Additional paid-in capital	82,163,254	81,939,211
Retained earnings	39,279,090	38,030,943
Total Consolidated Water Co. Ltd. stockholders' equity	130,203,298	128,724,827
Non-controlling interests	1,646,895	1,556,529
Total equity	131,850,193	130,281,356
Total liabilities and equity	$153,221,334	$160,859,431

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONSOLIDATED WATER CO. LTD.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended March 31,
	2012	2011

Retail water revenues	$6,566,129	$6,373,515
Bulk water revenues	10,069,217	7,166,836
Services revenues	93,381	366,269
Total revenues	16,728,727	13,906,620

Cost of retail revenues	3,042,747	2,880,876
Cost of bulk revenues	7,655,453	5,602,364
Cost of services revenues	82,678	172,825
Total cost of revenues	10,780,878	8,656,065

Gross profit	5,947,849	5,250,555

General and administrative expenses	3,514,685	3,792,330
Income from operations	2,433,164	1,458,225

Other income (expense):
Interest income	215,430	347,660
Interest expense	(383,635)	(350,372)
Other income	111,135	63,866
Equity in earnings of OC-BVI	56,938	543,494
Other income (expense), net	(132)	604,648

Net income	2,433,032	2,062,873
Income attributable to non-controlling interests	90,366	69,863
Net income attributable to Consolidated Water Co. Ltd. stockholders	$2,342,666	$1,993,010

Basic earnings per common share attributable to Consolidated Water Co. Ltd. common stockholders	$0.16	$0.14
Diluted earnings per common share attributable to Consolidated Water Co. Ltd. common stockholders	$0.16	$0.14
Dividends declared per common share	$0.075	$0.075

Weighted average number of common shares used in the determination of:
Basic earnings per share	14,569,883	14,556,259
Diluted earnings per share	14,596,480	14,598,637

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONSOLIDATED WATER CO. LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2012	2011
Net cash provided by (used in) operating activities	$(1,924,375)	$2,773,812

Cash flows from investing activities
Additions to property, plant and equipment and construction in progress	(1,103,291)	(519,357)
Distribution of earnings from OC-BVI	242,400	202,631
Collections of loans receivable	450,341	423,525
Collections of loan receivable from OC-BVI	-	550,000
Payment for NSC option agreement	(300,000)	-
Net cash provided by (used in) investing activities	(710,550)	656,799

Cash flows from financing activities
Dividends paid	(1,093,734)	(1,090,005)
Issuance (repurchase) of redeemable preferred stock, net	(2,705)	(3,634)
Principal repayments of long term debt	(8,897,334)	(374,547)
Net cash provided by (used in) financing activities	(9,993,773)	(1,468,186)

Net increase (decrease) in cash and cash equivalents	(12,628,698)	1,962,425
Cash and cash equivalents at beginning of period	37,624,179	46,130,237
Cash and cash equivalents at end of period	$24,995,481	$48,092,662

Interest paid in cash	$286,922	$310,838

Non-cash investing and financing activities
Issuance of common stock to executive management for bonus payable	$92,664	$32,498
Dividends declared but not paid	$1,095,119	$1,093,179

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONSOLIDATED WATER CO. LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. Principal activity

Consolidated Water Co. Ltd., and its subsidiaries (collectively, the “Company”) use reverse osmosis technology to produce fresh water from seawater. The Company processes and supplies water to its customers in the Cayman Islands, Belize and the Bahamas. The Company sells water to a variety of customers, including public utilities, commercial and tourist properties, residential properties and government facilities. The base price of water supplied by the Company, and adjustments thereto, are determined by the terms of a license and supply contracts, which provide for adjustments based upon the movement in the price indices specified in the licenses and contracts, as well as monthly adjustments for changes in the cost of energy. The Company also provides engineering and design services for water plant construction and manages and operates water plants owned by others.

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

The accompanying interim condensed consolidated financial statements are unaudited. These condensed consolidated financial statements reflect all adjustments (which are of a normal recurring nature) that, in the opinion of management, are necessary to fairly present the Company’s financial position, results of operations and cash flows as of and for the periods presented. The results of operations for these interim periods are not necessarily indicative of the operating results for future periods, including the fiscal year ending December 31, 2012.

These condensed consolidated financial statements and notes are presented in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) relating to interim financial statements and in conformity with accounting principles generally accepted in the United States of America (“US GAAP”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to SEC rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Certain amounts presented in the financial statements for prior periods have been reclassified to conform to the current period’s presentation. These reclassifications had no effect on consolidated net income.

3. Fair value measurements

As of March 31, 2012 and December 31, 2011, the carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and other liabilities and dividends payable approximate their fair values due to the short term maturities of these instruments. Management considers that the carrying amounts for loans receivable and long term debt as of March 31, 2012 and December 31, 2011 approximate their fair values.

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

The following table presents the Company’s fair value hierarchy for assets and liabilities measured at fair value as of March 31, 2012 and December 31, 2011:

	March 31, 2012
	Level 1	Level 2	Level 3	Total
Assets:
Recurring
Cash equivalents	$7,579,441	$-	$-	$7,579,441
Restricted cash	7,500,000	-	-	7,500,000
Marketable securities	8,537,598	-	-	8,537,598
Total Recurring	$23,617,039	$-	$-	$23,617,039
Nonrecurring
Investment in affiliate	$-	$-	$6,562,761	$6,562,761

	December 31, 2011
	Level 1	Level 2	Level 3	Total
Assets:
Recurring
Cash equivalents	$16,177,462	$-	$-	$16,177,462
Restricted cash	7,500,000	-	-	7,500,000
Marketable securities	8,496,372	-	-	8,496,372
Total Recurring	$32,173,834	$-	$-	$32,173,834
Nonrecurring
Investment in affiliate	$-	$-	$6,634,598	$6,634,598

A reconciliation of the beginning and ending balances for Level 3 investments for the three months ended March 31, 2012:

Balance as of December 31, 2011	$6,634,598
Equity in earnings of OC-BVI	56,938
Distribution of earnings from OC-BVI	(128,775)
Balance as of March 31, 2012	$6,562,761

4. Stock-based compensation

The Company issues stock under incentive plans that form part of employees’ and non-executive directors’ remuneration. The Company also grants options to purchase common stock as part of remuneration for certain long-serving employees.

Stock-based compensation totaled $112,609 and $76,876 for the three months ended March 31, 2012 and 2011, respectively, and is included in general and administrative expenses in the condensed consolidated statements of income.

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

A summary of stock option activity under the Company’s share-based compensation plans for the three months ended March 31, 2012 is presented in the following table:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (1)
Outstanding at beginning of period	378,394	$14.91
Granted	-	-
Exercised	-	-
Forfeited	(33,885)	29.27
Outstanding as of March 31, 2012	344,509	$13.49	2.77	$35,212
Exercisable as of March 31, 2012	217,338	$15.18	1.96	$35,212

(1)	The intrinsic value of a stock option represents the amount by which the fair value of the underlying stock, measured by reference to the closing price of the common stock of $7.91 in the NASDAQ Global Select Market on March 31, 2012, exceeds the exercise price of the option.

As of March 31, 2012, 127,171 non-vested options and 217,338 vested options were outstanding, with weighted average exercise prices of $10.62 and $15.18, respectively, and average remaining contractual lives of 4.16 years and 1.96 years, respectively. The total remaining unrecognized compensation costs related to unvested stock-based arrangements were $321,389 as of March 31, 2012 and are expected to be recognized over a weighted average period of 4.16 years.

As of March 31, 2012, unrecognized compensation costs relating to redeemable preferred stock outstanding were $88,488, and are expected to be recognized over a weighted average period of 1.05 years.

5. Segment information

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

	Three Months Ended March 31, 2012
	Retail	Bulk	Services	Total
Revenues	$6,566,129	$10,069,217	$93,381	$16,728,727
Cost of revenues	3,042,747	7,655,453	82,678	10,780,878
Gross profit	3,523,382	2,413,764	10,703	5,947,849
General and administrative expenses	2,796,168	327,400	391,117	3,514,685
Income (loss) from operations	727,214	2,086,364	(380,414)	2,433,164
Other income (expense), net				(132)
Consolidated net income				2,433,032
Income attributable to non-controlling interests				90,366
Net income attributable to Consolidated Water Co. Ltd. stockholders				$2,342,666

As of March 31, 2012:
Property plant and equipment, net	$25,042,194	$37,522,450	$844,200	$63,408,844
Construction in progress	237,944	-	-	237,944
Goodwill	1,170,511	2,328,526	88,717	3,587,754
Total assets	72,432,827	77,833,893	2,954,614	153,221,334

	Three Months Ended March 31, 2011
	Retail	Bulk	Services	Total
Revenues	$6,373,515	$7,166,836	$366,269	$13,906,620
Cost of revenues	2,880,876	5,602,364	172,825	8,656,065
Gross profit	3,492,639	1,564,472	193,444	5,250,555
General and administrative expenses	2,294,903	299,946	1,197,481	3,792,330
Income (loss) from operations	1,197,736	1,264,526	(1,004,037)	1,458,225
Other income (expense), net				604,648
Consolidated net income				2,062,873
Income attributable to non-controlling interests				69,863
Net income attributable to Consolidated Water Co. Ltd. stockholders				$1,993,010

As of March 31, 2011:
Property plant and equipment, net	$26,097,854	$27,454,692	$1,086,251	$54,638,797
Construction in progress	250,272	342,611	-	592,883
Goodwill	1,170,511	2,328,526	88,717	3,587,754
Total assets	77,009,895	71,187,459	4,305,934	152,503,288

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

The following summarizes information related to the computation of basic and diluted EPS for the three months ended March 31, 2012 and 2011.

	Three Months Ended March 31,
	2012	2011
Net income attributable to Consolidated Water Co. Ltd. common stockholders	$2,342,666	$1,993,010
Less: Preferred stock dividends	(1,657)	(1,379)
Net income available to common shares in the determination of basic earnings per common share	$2,341,009	$1,991,631

Weighted average number of common shares in the determination of basic earnings per common share attributable to Consolidated Water Co. Ltd. common stockholders	14,569,883	14,556,259
Plus:
Weighted average number of preferred shares outstanding during the period	22,292	16,617
Potential dilutive effect of unexercised options	4,305	25,761
Weighted average number of shares used for determining diluted earnings per common share attributable to Consolidated Water Co. Ltd. common stockholders	14,596,480	14,598,637

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

Substantially all of the water sold by OC-BVI to the Ministry was initially supplied under a Water Supply Agreement dated May 1990 (the “1990 Agreement”) and was produced by one desalination plant with a capacity of 1.7 million gallons per day located at Baughers Bay, Tortola (the “Baughers Bay plant”). As discussed later in this Note (see “Baughers Bay dispute”), the BVI government assumed the operating responsibilities for the Baughers Bay plant in March 2010. During 2007, OC-BVI completed, for a total cost of approximately $8 million, the construction of a desalination plant with a capacity of 720,000 gallons per day located at Bar Bay, Tortola (the “Bar Bay plant”). OC-BVI began selling water to the Ministry from this plant in January 2009 and on March 4, 2010, OC-BVI and the BVI government executed a definitive seven-year contract for the Bar Bay plant (the “Bar Bay Agreement”). Under the terms of the Bar Bay Agreement, OC-BVI delivers up to 600,000 U.S. gallons of water per day to the BVI government from the Bar Bay plant. The Bar Bay Agreement includes a seven-year extension option exercisable by the BVI government and required OC-BVI to complete a storage reservoir on the BVI government site by no later than March 4, 2011. OC-BVI has not commenced construction of this storage reservoir due to the BVI government’s failure to pay (i) the invoices for the water provided by the Bar Bay plant on a timely basis; and (ii) the full amount ordered pursuant to a court ruling relating to the Baughers Bay dispute (see discussion that follows).

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

Summarized financial information for OC-BVI is presented as follows:

	March 31,	December 31,
	2012	2011
Current assets	$2,547,357	$2,726,046
Non-current assets	7,328,763	7,436,845
Total assets	$9,876,120	$10,162,891

	March 31,	December 31,
	2012	2011
Current liabilities	$1,965,479	$2,109,284
Non-current liabilities	2,217,730	2,218,519
Total liabilities	$4,183,209	$4,327,803

	Three Months Ended March 31,
	2012	2011
Water sales	$1,034,909	$1,950,140
Gross profit	$283,741	$1,345,684
Income from operations	$90,461	$1,123,361
Net income	$135,523	$1,124,095

The Company’s investment in OC-BVI:

	March 31,	December 31,
	2012	2011
Equity investment (including profit sharing rights)	$6,562,761	$6,634,598

The Company recognized $56,938 and $543,489 in earnings from its equity investment in OC-BVI for the three months ended March 31, 2012 and 2011, respectively. For the three months ended March 31, 2012 and 2011, the Company recognized approximately $93,381 and $136,400, respectively, in revenues from its management services agreement with OC-BVI. In addition to the Company’s equity investment in OC-BVI of approximately $6.6 million as of March 31, 2012 and December 31, 2011, the Company’s recorded value of the OC-BVI management services agreement, which is reflected as an intangible asset on the Company’s condensed consolidated balance sheet, was approximately $535,000 and $571,000 as of March 31, 2012 and December 31, 2011, respectively.

Baughers Bay dispute:

In October 2006, OC-BVI notified the Company that the Ministry had asserted a purported right of ownership of the Baughers Bay plant pursuant to the terms of the 1990 Agreement.

Under the terms of the 1990 Agreement, upon the expiration of the initial seven-year term in May 1999, the agreement would automatically be extended for another seven-year term unless the Ministry provided notice, at least eight months prior to such expiration, of its decision to purchase the plant from OC-BVI for approximately $1.42 million. In correspondence between the parties from late 1998 through early 2000, the Ministry indicated that the BVI government was prepared to exercise the option to purchase the plant but would be amenable to negotiating a new water supply agreement, and that it considered the 1990 Agreement to be in force on a monthly basis until negotiations between the BVI government and OC-BVI were concluded. Occasional discussions were held by the parties since 2000 without resolution of the matter. OC-BVI continued to supply water to the Ministry and expended approximately $4.7 million to significantly expand the production capacity of the plant beyond that contemplated in the 1990 Agreement.

Early in 2007, the Ministry unilaterally took the position that until such time as a new operating agreement was negotiated for the Baughers Bay plant, the Ministry would only pay that amount of OC-BVI’s billings that the Ministry purported constituted OC-BVI’s costs of producing the water. Payments made by the Ministry to OC-BVI since the Ministry’s assumption of this reduced price became sporadic. In November 2007, the BVI government filed a lawsuit with the Eastern Caribbean Supreme Court (the “Court”) seeking ownership of the Baughers Bay plant. OC-BVI counterclaimed that it was entitled to continued possession and operation of the Baughers Bay plant until the BVI government paid OC-BVI approximately $4.7 million, which it believed represented the value of the Baughers Bay plant at its expanded production capacity. OC-BVI took the legal position that since the BVI government never paid the $1.42 million to purchase the Baughers Bay plant, the 1990 Agreement terminated on May 31, 1999, which was eight months after the date that the Ministry provided written notice of its intention to purchase the plant.

OC-BVI filed a claim with the Court in July 2008, and in April 2009 amended and increased this claim, seeking payment for water sold and delivered to the BVI government through May 31, 2009 at the contract prices in effect before the BVI government asserted its purported right of ownership of the plant.

The Court held a three-day trial in July 2009 to address both the Baughers Bay ownership issue and OC-BVI’s claim for payment of amounts owed for water sold and delivered to the BVI government and in September 17, 2009, the Court issued a preliminary ruling with respect to this litigation. The Court determined that the BVI government was entitled to immediate ownership and possession of the Baughers Bay plant and dismissed OC-BVI’s claim for compensation of approximately $4.7 million for the expenditures made to expand the production capacity of the plant. However, the Court determined that OC-BVI was entitled to full payment of water invoices issued up to December 20, 2007, which had been calculated under the terms of the original 1990 Agreement, and ordered the BVI government to make an immediate interim payment of $5.0 million to OC-BVI. The Court deferred deciding the entire dispute between the parties until it could conduct a hearing to determine the reasonable rate for water produced by OC-BVI for the period subsequent to December 20, 2007.

In October 2009, the Court ordered the BVI government to pay OC-BVI the amount of $10.4 million for water produced by OC-BVI from the Baughers Bay plant subsequent to December 20, 2007. The BVI government made a payment of $2 million to OC-BVI under the Court order during the fourth quarter of 2009, a second payment of $2 million under the Court order during July 2010 and a third payment under the Court order of $1 million in February 2011.

OC-BVI filed an appeal with the Eastern Caribbean Court of Appeals (the “Appellate Court”) in October 2009 asking the Appellate Court to review the September 17, 2009 ruling by the Court as it related to OC-BVI’s claim for compensation for expenditures made to expand the production capacity of the Baughers Bay plant. In October 2009, the BVI government also filed an appeal with the Appellate Court, seeking the Appellate Court’s review of the September 17, 2009 ruling of the Court that the BVI government pay OC-BVI the reasonable rate for water produced by OC-BVI for the period subsequent to December 20, 2007. The BVI government requested a ruling from the Appellate Court that the BVI government should only pay OC-BVI the actual cost of water produced at the plant.

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

On April 18, 2012, the Appellate Court issued the latest ruling with respect to the Baughers Bay litigation, which dismissed the BVI government’s appeal against the judgment of the Supreme Court awarding $10.4 million for the water supplied. Furthermore, the Appellate Court awarded OC-BVI compensation for improvements made to the plant in the amount equal to the difference between (i) the value of the Baughers Bay plant at the date OC-BVI transferred possession of the plant to the BVI government and (ii) $1.42 million (the purchase price for the Baughers Bay plant under the 1990 Agreement). OC-BVI was also awarded all of its court costs at the trial level and two-thirds of such costs incurred on appeal.

Either party may, within 21 days of the date on which it was delivered, appeal against the decision to the Privy Council in England. That 21 day period expired May 8, 2012.

Although it upheld the $10.4 million awarded by the Court, in the course of its ruling the Appellate Court stated that all issues concerning payment of the $10.4 million award had been settled prior to the hearing of the appeal. In fact both OC-BVI and the BVI government acknowledge that to date the BVI government has paid only $5.0 million of the $10.4 million award. The BVI government appears to have taken the position that, notwithstanding this fact, it will make no further payments on the $10.4 million award pending clarification or correction of the Appellate Court statement regarding the award. OC-BVI has informed the Company that it will be taking steps to enforce payment of the outstanding amount, but has also taken the precaution of applying for leave to appeal to the Privy Council against this latter finding should it be necessary to do so.

Accordingly, the amounts awarded by the Appellate Court will not be reflected in the Company’s earnings from its investment in OC-BVI until such time as the BVI government pays OC-BVI such amounts.

The Company accounts for its investment in OC-BVI in accordance with the equity method of accounting for investments in common stock. This method requires recognition of a loss on an equity investment that is other than temporary, and indicates that a current fair value of an equity investment that is less than its carrying amount may indicate a loss in the value of the investment. To test for possible impairment of its investment in OC-BVI, the Company estimates its fair value periodically, based upon any significant change in circumstances. In making its estimates, the Company calculates the expected cash flows from its investment in OC-BVI by (i) estimating the expected cash flows from OC-BVI’s contract with the BVI government to supply water from its Bar Bay plant; (ii) identifying various possible outcomes of the Baughers Bay litigation and estimating the expected cash flows associated with each possible outcome; and (iii) assigning a probability to each Baughers Bay outcome and associated expected cash flows based upon discussions held to date by OC-BVI’s management with the BVI government and OC-BVI’s legal counsel. The resulting probability-weighted sum represents the expected cash flows, and the Company’s best estimate of future cash flows, to be derived from its investment in OC-BVI, which are present-valued to estimate OC-BVI’s fair value.

Based upon the estimated fair value determined as of March 31, 2012, the Company concluded that no impairment loss was required to be recognized on its investment in OC-BVI for the three months ended March 31, 2012. This conclusion assumes that the BVI government will fulfill its obligations under the contract for the Bar Bay plant and that OC-BVI will collect all of the $10.4 million awarded by the Court (of which only $5.0 million has been received to date). Should the BVI government decide to appeal to the Privy Council in England, and should such appeal result in a reduction of the $10.4 million Court award, the Company will be required to record an impairment charge that will reduce the carrying value of the Company’s investment in OC-BVI by an amount approximately equal to 44% of any reduction of the $10.4 million awarded by the Court. If the BVI government fails to honor the terms of its agreement for water supplied by OC-BVI’s Bar Bay plant, the actual cash flows from OC-BVI could vary materially from the expected cash flows the Company used in determining OC-BVI’s fair value as of March 31, 2012 and the Company would be required to record an impairment charge to reduce the carrying value of its investment in OC-BVI. Such impairment charges would reduce the Company’s earnings and could have a material adverse impact on its results of operations and financial condition.

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

Because (i) the equity investment in CW-Bermuda was not sufficient to permit it to finance its activities without funding from the Company; (ii) the other investors in CW-Bermuda had no obligation to absorb any significant amount of its losses should losses arise; and (iii) the Company expected and received economic benefits from CW-Bermuda that are significantly greater than the Company’s voting rights of 40%, CW-Bermuda constitutes a variable interest entity (“VIE”). The Company is the primary financial beneficiary of CW-Bermuda and accordingly, consolidates the results of CW-Bermuda in its financial statements. The assets and liabilities of CW-Bermuda included in the Company’s consolidated balance sheet amounted to approximately $140,000 and $0, respectively, as of March 31, 2012. The Company has not provided any guarantees related to CW-Bermuda, nor do any of its creditors have recourse to the general credit of the Company as a result of including CW-Bermuda in the consolidated financial statements. The results of CW-Bermuda are reflected in the Company’s services segment. The Company did not earn any revenues or gross profits from its Bermuda affiliate for the three months ended March 31, 2012, while earning revenues and gross profit of approximately $229,000 and $128,000, respectively, for the three months ended March 31, 2011. As a result of the termination of the agreement with the Bermuda government, the Company does not expect to receive any future fees or revenues from CW-Bermuda.

NSC

In May 2010, the Company acquired, through its wholly-owned Netherlands subsidiary, Consolidated Water Cooperatief, U.A., a 50% interest in N.S.C. Agua, S.A. de C.V., (“NSC”) a Mexican company.  NSC has been formed to pursue a project encompassing the construction, ownership and operation of a 100 million gallon per day seawater reverse osmosis desalination plant to be located in northern Baja California, Mexico and an accompanying pipeline to deliver water to a Mexican potable water system and the U.S. border. The Company believes such a project can be successful due to what it anticipates will be a growing need for a new potable water supply for the areas of northern Baja California, Mexico and Southern California, United States. To complete this project, the Company has engaged an engineering group with extensive regional experience and has signed a memorandum of understanding with Doosan Heavy Industries and Construction, a global leader in the engineering, procurement and construction of large seawater desalination plants. Once completed, a subsidiary of the Company would operate the plant while retaining a minority position in its ownership. NSC is in the development stage, and is presently involved in (i) extending contracts for the purchase of land on which to build the plant, (ii) seeking contracts for the electric power and feed water sources for the plant’s proposed operations, and (iii) implementing a water quality monitoring and equipment testing program at the proposed feed water source. In addition to completing these activities, NSC will be required to complete various other steps before it can commence construction of the plant and pipeline including, but not limited to, obtaining approvals and permits from various governmental agencies in Mexico and the United States, securing contracts with its proposed customers to sell water in sufficient quantities and at prices that make the project financially viable, and obtaining equity and debt financing for the project. NSC’s potential customers will also be required to obtain various governmental permits and approvals in order to purchase water from NSC.

For its 50% interest in NSC, the Company agreed to provide initial funding of up to $4.0 million in the form of equity for NSC’s development activities. As of June 30, 2011, the Company had met this initial funding commitment. Because the Company exercises effective financial control over NSC and its partners in NSC did not participate in funding the first $4.0 million in losses that NSC incurred, the Company consolidates NSC’s results of operations. Included in the condensed consolidated results of operations for the three months ended March 31, 2012 and 2011 are approximately $341,000 and $1.1 million, respectively, in general and administrative expenses relating to NSC’s activities, consisting of organizational, legal, accounting, engineering, consulting and other costs relating to its project development activities. The assets and liabilities relating to NSC included in the condensed consolidated balance sheet amounted to approximately $396,000 and $310,000, respectively, as of March 31, 2012 and approximately $121,000 and $367,000, respectively, as of December 31, 2011.

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

9. Impact of recent accounting pronouncements

In May 2011, the FASB issued ASU No. 2011-04 which represents the converged guidance of the FASB and the IASB (the “Boards”) on fair value measurements. The collective efforts of the Boards and their staffs, reflected in ASU 2011-04, have resulted in common requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term “fair value.” The Boards have concluded that the common requirements will result in greater comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with GAAP and IFRS. The amendments in this ASU are required to be applied prospectively, and are effective for interim and annual periods beginning after December 15, 2011. The adoption of ASU No. 2011-04 on January 1, 2012 did not have an impact on the Company’s condensed consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, which amends current comprehensive income guidance. This accounting update eliminates the option to present the components of other comprehensive income as part of the statement of shareholders’ equity. Instead, comprehensive income must be reported in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. ASU 2011-05 will be effective for public companies during the interim and annual periods beginning after December 15, 2011 with early adoption permitted. The adoption of ASU 2011-05 on January 1, 2012 did not have an impact on the Company’s condensed consolidated financial statements.

In September 2011, the FASB issued ASU 2011-08, which permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying value before applying the two-step goodwill impairment model that is currently in place. If it is determined through the qualitative assessment that a reporting unit’s fair value is more likely than not greater than its carrying value, the remaining impairment steps would be unnecessary. The qualitative assessment is optional, allowing companies to go directly to the quantitative assessment. This update is effective for annual and interim goodwill impairment tests performed in fiscal years beginning after December 15, 2011. The adoption of ASU 2011-08 on January 1, 2012 did not have an impact on the Company’s condensed consolidated financial statements.

10. Retail segment contingency

In the Cayman Islands, the Company provides water to retail customers under a 20-year license issued to Cayman Water in July 1990 by the Cayman Islands government that grants the Company the exclusive right to provide water to retail customers within our licensed service area. The Company’s service area is comprised of an area on Grand Cayman that includes the Seven Mile Beach and West Bay areas, two of the three most populated areas in the Cayman Islands. For the three months ended March 31, 2012, the Company generated approximately 39% of its consolidated revenues and 54% of its consolidated gross profits from the retail water operations conducted pursuant to its exclusive license. If Cayman Water is not in default of any terms of the license, the Company has a right of first refusal to renew the license on terms that are no less favorable than those that the government offers to any third party.

This license was set to expire on July 10, 2010 however the Company and the Cayman Islands government have agreed in correspondence to extend the license seven times in order to provide sufficient time to negotiate the terms of a new license agreement. The Company was advised by letter dated February 16, 2012 from Water Authority-Cayman that the government had approved an extension of the License until June 30, 2012. The Company is currently waiting for government to execute such license extension.

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

The Company has been informed during its retail license renewal negotiations conducted with representatives of the Cayman Islands government that the Cayman Islands government seeks to restructure the terms of its license to employ a “rate of return on invested capital model” similar to that governing the sale of water to many U.S. municipalities. The Company has formally objected to the implementation of a “rate of return on invested capital model” on the basis that it believes that such a model would not promote the efficient operation of its water utility and could ultimately increase water rates to its customers. The Company believes such a model, if ultimately implemented, could significantly reduce the operating income and cash flows the Company has historically generated from its retail license and require the Company to record an impairment loss to reduce the $3.6 million carrying value of its goodwill. Such impairment loss could be material to the Company’s results of operations.

If a new long-term license agreement is not entered into with the government, the Company would retain a right of first refusal to renew the license on terms that are no less favorable than those that the government might offer in the future to a third party.

If the Company does not enter into a new license agreement, and no other party is awarded a license, the Company expects to be permitted to continue to supply water to its service area. However, the terms of such continued supply may not be as favorable to the Company as the terms in the July 11, 1990 license agreement. It is possible that the government could offer a third party a license to service some or all of the Company’s present service area. In such event, the Company may assume the license offered to the third party by exercising its right of first refusal. The terms of the new license agreement may not be as favorable to the Company as the terms under which the Company is presently operating and could reduce the operating income and cash flows the Company has historically generated from its retail license and require the Company to record an impairment loss to reduce the $3.6 million carrying value of its goodwill. Such impairment loss could be material to the Company’s results of operations.

The Company is presently unable to determine what impact the resolution of this matter will have on its financial condition, results of operations and cash flows.

11. Subsequent events

The Company’s management evaluated subsequent events through the time of the filing of this report on Form 10-Q and is not aware of any significant events that occurred subsequent to the balance sheet date but prior to the filing of this report that would have a material impact on its financial statements.

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

The forward-looking statements contained in this report are not guarantees of future performance and involve certain risks, uncertainties and assumptions which are difficult to predict. Actual outcomes and results may differ materially from what is expressed in such forward-looking statements. Important factors which may affect these actual outcomes and results include, without limitation, tourism and weather conditions in the areas we service, scheduled new construction within our operating areas, the economies of the U.S. and the areas we service, regulatory matters, the resolution of pending litigation, availability of capital to repay debt and for expansion of our operations, and other factors, including those “Risk Factors” set forth under Part II, Item 1A in this Quarterly Report and in our 2011 Annual Report on Form 10-K.

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

The remaining carrying value of our investment in OC-BVI as of March 31, 2012 of $6.6 million assumes that the BVI government will ultimately pay OC-BVI the full amount awarded by the Eastern Caribbean Supreme Court in its 2009 rulings. To date, the BVI government has paid only $5.0 million of the $10.4 million awarded by this court. In April 2012, the Eastern Caribbean Court of Appeals dismissed the BVI government’s appeal to reduce the $10.4 million awarded by the Eastern Caribbean Supreme Court. The BVI government may decide to further appeal the $10.4 million award to the Privy Council of England. If the BVI government so appeals, the Privy Council could ultimately overturn the rulings of the Eastern Caribbean Supreme Court or require the BVI government to pay OC-BVI an amount lower than the amount awarded by the Eastern Caribbean Supreme Court. Should the BVI government be able, by means of this possible appeal, to reduce the $10.4 million Court award, we will be required to record an impairment charge that will reduce the carrying value of our investment in OC-BVI by an amount approximately equal to 44% of any reduction of the $10.4 million previously awarded. If the BVI government fails to honor the terms of the contract for the Bar Bay plant, the actual cash flows from OC-BVI could vary materially from the expected cash flows we used in determining OC-BVI’s fair value as of March 31, 2012, and we would be required to record an impairment charge to reduce the carrying value of our investment in OC-BVI. Such impairment charges would reduce our earnings and could have a material adverse impact on our results of operations and financial condition.

Goodwill and other intangible assets. Goodwill represents the excess costs over fair value of the assets of an acquired business. Intangible assets determined to have an indefinite useful life and goodwill are not amortized, but are tested for impairment at least annually. Intangible assets with estimable useful lives are amortized over their respective estimated useful lives to their estimated residual values and reviewed periodically for impairment. We evaluate the possible impairment of goodwill annually as part of our reporting process for the fourth quarter of each fiscal year. Management identifies our reporting units and determines the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units. We estimate the fair value of each reporting unit and compare the estimated fair value to the carrying amount of the reporting unit. To the extent the carrying amount of the reporting unit exceeds the estimated fair value of the reporting unit, we are required to perform the second step of the impairment test, as this is an indication that the reporting unit goodwill may be impaired. In this step, we compare the implied fair value of the reporting unit goodwill with the carrying amount of the reporting unit goodwill. The implied fair value of goodwill is determined by allocating the estimated fair value of the reporting unit to all the assets (recognized and unrecognized) and liabilities of the reporting unit in a manner similar to a purchase price allocation. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. If the implied fair value is less than its carrying amount, an impairment change is recorded to reduce the carrying value to the implied fair value.

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

We weighted the fair values estimated for each of our reporting units under each method as follows, to estimate the fair value for each reporting unit for the year ended December 31, 2011:

Method	Retail	Bulk	Services
Discounted cash flow	20%	10%	20%
Subject company stock price	40%	10%	80%
Guideline public company	20%	40%
Mergers and acquisitions	20%	40%

The fair values we estimated for our retail, bulk and services segments exceeded their carrying amounts by 52%, 6%, and 2%, respectively, for the year ended December 31, 2011.

We also performed an analysis reconciling the conclusions of value for our reporting units to our market capitalization at October 1, 2011. This reconciliation resulted in an implied control premium for our Company of 47%. We believe this implied control premium reflects:

•	the uncertainties associated with the renegotiation of our retail license, including the possibility that this renegotiation could reduce the profits we have historically generated from our retail segment; and

•	the low daily trading volume of our stock, which makes it relatively less appealing to institutional and other large investors that require liquidity than stocks with greater daily trading activity.

Based upon our discounted cash flows and market price analyses, no impairment charges were required for our goodwill for any of the years in the three-year period ended December 31, 2011. However, we may be required to record an impairment charge against our goodwill in the future. See Part II, Item 1A. “Risk Factors.”

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

RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and accompanying notes included under Part I, Item 1 of this Quarterly Report and our consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for our fiscal year ended December 31, 2011 (“2011 Form 10-K”) and the information set forth under Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2011 Form 10-K.

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

Consolidated Results

Net income attributable to Consolidated Water Co. Ltd. common stockholders for the three months ended March 31, 2012 was $2,342,666 ($0.16 per share on a fully-diluted basis), as compared to $1,993,010 ($0.14 per share on a fully-diluted basis) for the three months ended March 31, 2011.

Total revenues for the three months ended March 31, 2012 were $16,728,727, up from the $13,906,620 in revenues for the three months ended March 31, 2011, as revenue increases for our bulk segment and, to a lesser extent our retail segment, more than offset a decline in services segment revenues. Gross profit for the three months ended March 31, 2012 was $5,947,849 or 36% of total revenues, as compared to $5,250,555, or 38% of total revenues, for the three months ended March 31, 2011. Gross profit for the bulk and retail segments increased while gross profit for the services segment declined. For further discussion of revenues and gross profit for the three ended March 31, 2012, see the “Results by Segment” analysis that follows.

General and administrative expenses on a consolidated basis were $3,514,685 and $3,792,330 for the three months ended March 31, 2012 and 2011, respectively. This decrease in G&A expenses of approximately $278,000 from 2011 to 2012 resulted from a decrease in expenses of approximately $779,000 related to the project development activities of our consolidated Mexico affiliate, NSC, offset by an increase of approximately $200,000 in employee costs due to the hiring of additional management and information technology personnel and an increase of approximately $158,000 in added business development costs.

Interest income decreased to $215,430 for the three months ended March 31, 2012 from $347,660 for the three months ended March 31, 2011 as a result of lower interest earning balances and the repayment of our loan to OC-BVI in August 2011.

We recognized earnings on our investment in OC-BVI for the three months ended March 31, 2012 and 2011 of $56,938 and $543,494, respectively. The higher 2011 earnings from our investment in OC-BVI arose from a $1.0 million court award paid to OC-BVI by the BVI government. See further discussion of OC-BVI at “Liquidity and Capital Resources — Material Commitments, Expenditures and Contingencies — OC-BVI Litigation.”

Results by Segment

Retail Segment:

The retail segment contributed $727,214 and $1,197,736 to our income from operations for the three months ended March 31, 2012 and 2011, respectively.

Revenues generated by our retail water operations were $6,566,129 and $6,373,515 for the three months ended March 31, 2012 and 2011, respectively. The number of gallons sold by the retail segment decreased by approximately 5% from 2011 to 2012. This decrease in the volume of water sold was offset by (i) the annual first quarter adjustment to our base rates of approximately 4% due to an upward movement in the consumer price indices used to determine such rate adjustments; and (ii) higher energy prices in 2012, which resulted in energy pass-through charges to our retail customers that were approximately $118,000 higher in 2012 than in 2011.

Retail segment gross profit remained relatively consistent between the periods at $3,523,382 (54% of revenues) and $3,492,639 (55% of revenues) for the three months ended March 31, 2012 and 2011, respectively. The slight decrease in gross profit as a percentage of revenues from 2011 to 2012 reflects the increased energy pass-through charges and higher non-revenue water volumes for 2012.

Consistent with prior periods, we record all non-direct G&A expenses in our retail business segment and do not allocate any of these non-direct costs to our other two business segments. Retail G&A expenses for the three months ended March 31, 2012 and 2011 were $2,796,168 and $2,294,903, respectively. G&A expenses increased from 2011 to 2012 due to additional employee costs of approximately $181,000 due to the hiring of additional management and information technology personnel, and approximately $158,000 in added business development costs.

Bulk Segment:

The bulk segment contributed $2,086,364 and $1,264,526 to our income from operations for the three months ended March 31, 2012 and 2011, respectively.

Bulk segment revenues were $10,069,217 and $7,166,836 for the three months ended March 31, 2012 and 2011, respectively. The increase in bulk revenues of approximately $2.9 million from 2011 to 2012 resulted from (i) a 34% increase in the number of gallons of water sold, which was primarily attributable to the expansion of our Blue Hills plant in the Bahamas during the fourth quarter of 2011; and (ii) energy pass-through increases to our rates due to higher energy prices.

Gross profit for our bulk segment was $2,413,764 and $1,564,472 for the three months ended March 31, 2012 and 2011, respectively. Gross profit as a percentage of bulk revenues increased to approximately 24% for 2012 as compared to approximately 22% for 2011. The improvement in the bulk segment’s gross profit as a percentage of revenues in 2012 from 2011 is results from the increase in revenues, as a significant portion of our production costs are relatively fixed in nature and do not increase proportionately with an increase in the volume of water sold.

Bulk segment G&A expenses were $327,400 and $299,946 for the three months ended March 31, 2012 and 2011, respectively. The increase for 2012 reflects additional employee costs of approximately $17,000 in our Belize operations.

Services Segment:

The services segment incurred losses from operations of ($380,414) and ($1,004,037) for the three months ended March 31, 2012 and 2011, respectively. We expect our services segment to continue to incur losses from operations while we continue to fund the project development activities of NSC and/or until such time as we obtain significant new management services or plant construction contracts with external customers.

Services segment revenues were $93,381 and $366,269 for the three months ended March 31, 2012 and 2011, respectively. Services revenues decreased from 2011 to 2012 due to (i) the expiration of the management services contract for the Bermuda plant on June 30, 2011; and (ii) lower fees earned on our management agreement for OC-BVI due to the incremental fees earned on the higher earnings generated by this affiliate in 2011 as compared to 2012.

Gross profit for our services segment was $10,703 and $193,444 for the three months ended March 31, 2012 and 2011, respectively. The lower gross profit for 2012 reflects the decrease in revenues discussed above.

G&A expenses for the services segment were $391,117 and $1,197,481 for the three months ended March 31, 2012 and 2011, respectively. The decrease in G&A expenses for 2012 as compared to 2011 is attributable to a substantial reduction in the project development activities of our consolidated Mexico affiliate, NSC.

As noted above, our management contract for the Bermuda plant expired on June 30, 2011, and we do not expect to generate any further fees or revenues from this plant. We did not generate any revenues or gross profit from our Bermuda affiliate for the three months ended March 31, 2012. We earned revenues and gross profit of approximately $229,000 and $128,000, respectively, from the activities of our Bermuda affiliate for the three months ended March 31, 2011.

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

Our ability to access the debt and equity capital markets is impacted by our current and anticipated financial results, financial condition, existing level of borrowings, credit standing, the terms of our debt agreements (including our compliance therewith), and by conditions in the debt and equity markets.

Our primary uses of cash other than for operations are construction costs and capital expenditures, including plant expansion and new plant construction. Other significant uses include payment of dividends, repayment of debt and the pursuit of new business opportunities.

As of March 31, 2012, we had cash balances totaling approximately $25.0 million and working capital of approximately $46.3 million. We believe that our cash on hand and cash to be generated from operations will be sufficient to meet our liquidity requirements for the next 12 months and for the foreseeable future.

Cash Flows for the Three Months Ended March 31, 2012

Our cash and cash equivalents decreased from approximately $37.6 million as of December 31, 2011 to approximately $25.0 million as of March 31, 2012.

Cash Flows from Operating Activities

Operating activities used approximately $1.9 million in net cash for the three months ended March 31, 2012. This cash used reflects net income generated for the period as adjusted for various items included in the determination of net income that do not affect cash flows during the period and changes in the other components of working capital. The use of cash by our operating activities during the three months ended March 31, 2012 arose from an increase of approximately $6.2 million in the accounts receivable of our Bahamas operations. The Bahamas government made payments totaling approximately $6.3 million in April 2012 to reduce these accounts receivable balances.

Cash Flows from Investing Activities

Our investing activities used approximately $711,000 in net cash during the three months ended March 31, 2012. We used approximately $1.1 million for property, plant and equipment and construction in progress additions and used $300,000 to acquire an option, exercisable through February 7, 2014, to purchase the shares of one of the other shareholders of NSC along with an immediate power of attorney to vote those shares. We collected approximately $450,000 on our loans receivable.

Cash Flows from Financing Activities

Our financing activities used approximately $10.0 million in net cash during the three months ended March 31, 2012, which included approximately $0.4 million in scheduled debt repayments on our 5.95% secured bonds, the redemption of the $8.5 million balance of the Series A bonds, and dividends of approximately $1.1 million.

Borrowings Outstanding

As of March 31, 2012, we had total borrowings outstanding of $15,511,460, which consisted of bonds payable and borrowings on our non-revolving credit facility with Scotiabank & Trust (Cayman) Ltd.

5.95% Secured Bonds

In August 2006, we issued $15,771,997 principal amount secured fixed rate bonds in a private offering and received net proceeds (excluding issuance costs and after the offering discount) of $14,445,720. These bonds bear interest at a rate of 5.95%, are repayable in quarterly principal and interest installments of $526,010, and mature in 2016. We have the right to redeem the bonds in full at any time after August 4, 2009 at a premium of 1.5% of the outstanding principal and accrued interest on the bonds on the date of redemption. As of March 31, 2012, $8,253,169 in principal amount was outstanding on these secured bonds. Our obligations under the bonds are secured by fixed and floating charges (i) on all of our assets, including an equitable charge of all of the shares of Cayman Water, and (ii) on all of Cayman Water’s assets including its real estate.

The trust deed for these bonds restricts our ability to enter into new borrowing agreements or any new guarantees without prior approval of the trustee and limits our capital expenditures, with the exception of capital expenditures to be incurred on certain defined projects, to $2,000,000 annually without prior approval by the trustee. The trust deed also contains financial covenants that require us to maintain a debt service coverage ratio of not less than 1.25 to 1, a ratio of long term debt to EBITDA (i.e. earnings before interest, taxes, depreciation and amortization) for the 12 months preceding the ratio calculation date not greater than 2.5 to 1 and a ratio of long term debt to equity equal to or less than 1.5 to 1. As of March 31, 2012, we were deemed to be in compliance with the covenants under the trust deed.

$10,000,000 Credit Facility

In October 2011, we entered into a $10,000,000 Credit Agreement with Scotiabank (Cayman) Ltd. pursuant to which we can borrow up to $10,000,000 on a non-revolving basis. This credit agreement expires 12 months from the date of the initial advance, which was made on December 30, 2011 in the amount of $7,500,000. Interest on this loan is based on the bank's term deposit rate plus 1% per annum. The Company is required to maintain an interest bearing cash deposit account as collateral for the borrowings of account and funded to the extent of the amount of the borrowings outstanding. On April 30, 2012, we repaid the $7.5 million outstanding under this facility using the restricted cash balance of $7.5 million.

CW-Bahamas Series A Bonds

In July 2005, CW-Bahamas sold B$10,000,000 Series A bonds to Bahamian citizens and permanent resident investors in The Bahamas to finance a portion of the construction cost of its Blue Hills plant. These bonds have a contractual maturity date of June 30, 2015 and accrue interest at the annual fixed rate of 7.5%. Interest is payable quarterly. CW-Bahamas has the option, which commenced in 2008, to redeem these bonds in whole or in part without penalty. We have guaranteed CW-Bahamas repayment obligations upon an “event of default” as defined in the guarantee agreement. If we pay any amounts pursuant to the guarantee, we will be subrogated to all rights of the bondholders in respect of any such payments. The guarantee is a general unsecured obligation junior to our other secured obligations. We redeemed $1.5 million of these bonds in September 2010. The remaining $8.5 million of these bonds were redeemed on March 31, 2012.

Material Commitments, Expenditures and Contingencies

Renewal of Retail License

In the Cayman Islands, we provide water to retail customers under a 20-year license issued to us in July 1990 by the Cayman Islands government that grants us the exclusive right to provide water to retail customers within our licensed service area. Our service area is comprised of an area on Grand Cayman that includes the Seven Mile Beach and West Bay areas, two of the three most populated areas in the Cayman Islands. For the three months ended March 31, 2012, we generated approximately 39% of our consolidated revenues and 54% of our consolidated gross profits from the retail water operations conducted pursuant to our exclusive license. If we are not in default of any terms of the license, we have a right of first refusal to renew the license on terms that are no less favorable than those that the government offers to any third party.

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

We have been informed during our retail license renewal negotiations conducted with representatives of the Cayman Islands government that the Cayman Islands government seeks to restructure the terms of our license to employ a “rate of return on invested capital model” similar to that governing the sale of water to many U.S. municipalities. We have formally objected to the implementation of a “rate of return on invested capital model” on the basis that we believe that such a model would not promote the efficient operation of our water utility and could ultimately increase water rates to our customers. We believe such a model, if ultimately implemented, could significantly reduce the operating income and cash flows we have historically generated from our retail license and could require us to record an impairment loss to reduce the $3.6 million carrying value of our goodwill. Such impairment loss could be material to our results of operations.

If a new long-term license agreement is not entered into with the government, we would retain a right of first refusal to renew the license on terms that are no less favorable than those that the government might offer in the future to a third party.

If we do not enter into a new license agreement, and no other party is awarded a license, we expect to be permitted to continue to supply water to our service area. However, the terms of such continued supply may not be as favorable to us as the terms in the July 1990 license agreement. It is possible that the government could offer a third party a license to service some or all of our present service area. In such event, we may assume the license offered to the third party by exercising our right of first refusal. The terms of the new license agreement may not be as favorable to us as the terms under which we are presently operating and could reduce the operating income and cash flows we have historically generated from our retail license and could require us to record an impairment loss to reduce the $3.6 million carrying value of our goodwill. Such impairment loss could be material to our results of operations.

OC-BVI Litigation

In October 2006, OC-BVI notified us that the Ministry of Communications and Works of the Government of the British Virgin Islands (the “Ministry”) had asserted a purported right of ownership of the Baughers Bay plant pursuant to the terms of the Water Supply Agreement between the parties dated May 1990 (the “1990 Agreement”).

Under the terms of the 1990 Agreement, upon the expiration of the initial seven-year term in May 1999, the agreement would automatically be extended for another seven-year term unless the Ministry provided notice, at least eight months prior to such expiration, of its decision to purchase the plant from OC-BVI for approximately $1.42 million. In correspondence between the parties from late 1998 through early 2000, the Ministry indicated that the BVI government intended to purchase the plant but would be amenable to negotiating a new water supply agreement, and that it considered the 1990 Agreement to be in force on a monthly basis until negotiations between the BVI government and OC-BVI were concluded. Occasional discussions were held between the parties since 2000 without resolution of the matter. OC-BVI continued to supply water to the Ministry and expended approximately $4.7 million between 1995 and 2003 to significantly expand the production capacity of the plant beyond that contemplated in the 1990 Agreement.

Early in 2007, the Ministry unilaterally took the position that until such time as a new operating agreement was negotiated for the Baughers Bay plant, the Ministry would only pay that amount of OC-BVI’s billings that the Ministry purported constituted OC-BVI’s costs of producing the water. Payments made by the Ministry to OC-BVI since the Ministry’s assumption of this reduced price became sporadic. In November 2007, the BVI government filed a lawsuit with the Eastern Caribbean Supreme Court (the “Court”) seeking ownership of the Baughers Bay plant. OC-BVI counterclaimed that it was entitled to continued possession and operation of the Baughers Bay plant until the BVI government paid OC-BVI approximately $4.7 million, which it believed represented the value of the Baughers Bay plant at its expanded production capacity. OC-BVI took the legal position that since the BVI government never paid the $1.42 million to purchase the Baughers Bay plant, the 1990 Agreement terminated on May 31, 1999, which was eight months after the date that the Ministry provided written notice of its intention to purchase the plant.

OC-BVI filed a claim with the Court in July 2008, and in April 2009 amended and increased this claim, seeking payment for water sold and delivered to the BVI government through May 31, 2009 at the contract prices in effect before the BVI government asserted its purported right of ownership of the plant.

The Court held a three-day trial in July 2009 to address both the Baughers Bay ownership issue and OC-BVI’s claim for payment of amounts owed for water sold and delivered to the BVI government and in September 17, 2009, the Court issued a preliminary ruling with respect to this litigation. The Court determined that the BVI government was entitled to immediate ownership and possession of the Baughers Bay plant and dismissed OC-BVI’s claim for compensation of approximately $4.7 million for the expenditures made to expand the production capacity of the plant. However, the Court determined that OC-BVI was entitled to full payment of water invoices issued up to December 20, 2007, which had been calculated under the terms of the original 1990 Agreement, and ordered the BVI government to make an immediate interim payment of $5.0 million to OC-BVI. The Court deferred deciding the entire dispute between the parties until it could conduct a hearing to determine the reasonable rate for water produced by OC-BVI for the period subsequent to December 20, 2007.

In October 2009, the Court ordered the BVI government to pay OC-BVI the amount of $10.4 million for water produced by OC-BVI from the Baughers Bay plant subsequent to December 20, 2007. The BVI government made a payment of $2 million to OC-BVI under the Court order during the fourth quarter of 2009, a second payment of $2 million under the Court order during July 2010 and a third payment under the Court order of $1 million in February 2011.

OC-BVI filed an appeal with the Eastern Caribbean Court of Appeals (the “Appellate Court”) in October 2009 asking the Appellate Court to review the September 17, 2009 ruling by the Court as it related to OC-BVI’s claim for compensation for expenditures made to expand the production capacity of the Baughers Bay plant. In October 2009, the BVI government also filed an appeal with the Appellate Court, seeking the Appellate Court’s review of the September 17, 2009 ruling of the Court that the BVI government pay OC-BVI the reasonable rate for water produced by OC-BVI for the period subsequent to December 20, 2007. The BVI government requested a ruling from the Appellate Court that the BVI government should only pay OC-BVI the actual cost of water produced at the plant.

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

On April 18, 2012, the Appellate Court issued the latest ruling with respect to the Baughers Bay litigation, which dismissed the BVI government’s appeal against the judgment of the Supreme Court awarding $10.4 million for the water supplied. Furthermore, the Appellate Court awarded OC-BVI compensation for improvements made to the plant in the amount equal to the difference between (i) the value of the Baughers Bay plant at the date OC-BVI transferred possession of the plant to the BVI government and (ii) $1.42 million (the purchase price for the Baughers Bay plant under the 1990 Agreement). OC-BVI was also awarded all of its court costs at the trial level and two-thirds of such costs incurred on appeal.

Either party may, within 21 days of the date on which it was delivered, appeal against the decision to the Privy Council in England. That 21 day period expired May 8, 2012.

Although it upheld the $10.4 million awarded by the Court, in the course of its ruling the Appellate Court stated that all issues concerning payment of the $10.4 million award had been settled prior to the hearing of the appeal. In fact both OC-BVI and the BVI government acknowledge that to date the BVI government has paid only $5.0 million of the $10.4 million award. The BVI government appears to have taken the position that, notwithstanding this fact, it will make no further payments on the $10.4 million award pending clarification or correction of the Appellate Court statement regarding the award. OC-BVI has informed us that it will be taking steps to enforce payment of the outstanding amount, but has also taken the precaution of applying for leave to appeal to the Privy Council against this latter finding should it be necessary to do so.

Accordingly, the amounts awarded by the Appellate Court will not be reflected in our earnings from our investment in OC-BVI until such time as the BVI government pays OC-BVI such amounts.

We account for our investment in OC-BVI in accordance with the equity method of accounting for investments in common stock. This method requires recognition of a loss on an equity investment that is other than temporary, and indicates that a current fair value of an equity investment that is less than its carrying amount may indicate a loss in the value of the investment. To test for possible impairment of our investment in OC-BVI, we estimate its fair value periodically, based upon any significant change in circumstances. In making our estimates, we calculate the expected cash flows from our investment in OC-BVI by (i) estimating the expected cash flows from OC-BVI’s contract with the BVI government to supply water from its Bar Bay plant; (ii) identifying various possible outcomes of the Baughers Bay litigation and estimating the expected cash flows associated with each possible outcome; and (iii) assigning a probability to each Baughers Bay outcome and associated expected cash flows based upon discussions held to date by OC-BVI’s management with the BVI government and OC-BVI’s legal counsel. The resulting probability-weighted sum represents the expected cash flows, and our best estimate of future cash flows, to be derived from our investment in OC-BVI, which are present-valued to estimate OC-BVI’s fair value.

Based upon the estimated fair value determined as of March 31, 2012, we concluded that no impairment loss was required to be recognized on our investment in OC-BVI for the three months ended March 31, 2012. This conclusion assumes that the BVI government will fulfill its obligations under the contract for the Bar Bay plant and that OC-BVI will collect all of the $10.4 million awarded by the Court (of which only $5.0 million has been received to date). Should the BVI government decide to appeal to the Privy Council in England, and should such appeal result in a reduction of the $10.4 million Court award, we will be required to record an impairment charge that will reduce the carrying value of our investment in OC-BVI by an amount approximately equal to 44% of any reduction of the $10.4 million awarded by the Court. If the BVI government fails to honor the terms of its agreement for water supplied by OC-BVI’s Bar Bay plant, the actual cash flows from OC-BVI could vary materially from the expected cash flows we Company used in determining OC-BVI’s fair value as of March 31, 2012 and we would be required to record an impairment charge to reduce the carrying value of our investment in OC-BVI. Such impairment charges would reduce our earnings and could have a material adverse impact on our results of operations and financial condition.

Goodwill Valuation

The market price of our common stock has declined over the past 12 months and, at times during this period, the carrying value of our stockholders equity has exceeded our market capitalization. A decline in the market price of a company’s common stock below its book value is one indication under U.S. generally accepted accounting principles that the carrying value of a company’s goodwill may exceed its implied fair value.

Our goodwill amounted to $3,587,754 as of March 31, 2012. We could ultimately be required to record an impairment charge for a portion or all of this goodwill if our common stock continues to trade at prices that are less than our book value. Such an impairment charge could have a material adverse impact on our results of operations for future periods.

Mexico Affiliate

In May 2010, we acquired, through our wholly-owned Netherlands subsidiary, Consolidated Water Cooperatief, U.A., a 50% interest in N.S.C. Agua, S.A. de C.V., (“NSC”) a Mexican company.  NSC has been formed to pursue a project encompassing the construction, ownership and operation of a 100 million gallon per day seawater reverse osmosis desalination plant to be located in northern Baja California, Mexico and an accompanying pipeline to deliver water to a Mexican potable water system and the U.S. border.   We believe such a project can  be successful due to what we anticipate will be a growing need for a new potable water supply for the areas of northern Baja California, Mexico and Southern California, United States. To complete this project, we have engaged an engineering group with extensive regional experience and have signed a memorandum of understanding with Doosan Heavy Industries and Construction, a global leader in the engineering, procurement and construction of large seawater desalination plants.  Once completed, we would operate the plant while retaining a minority position in its ownership.  NSC is in the development stage, and is presently involved in (i) extending contracts for the purchase of land on which to build the plant, (ii) seeking contracts for the electric power and feed water sources for the plant’s proposed operations, and (iii) implementing a water quality monitoring and equipment testing program at the proposed feed water source. In addition to completing these activities, NSC will be required to complete various other steps before it can commence construction of the plant and pipeline including, but not limited to, obtaining approvals and permits from various governmental agencies in Mexico and the United States, securing contracts with its proposed customers to sell water in sufficient quantities and at prices that make the project financially viable, and obtaining equity and debt financing for the project. NSC’s potential customers will also be required to obtain various governmental permits and approvals in order to purchase water from NSC.

For our 50% interest in NSC, we agreed to provide initial funding of up to $4.0 million in the form of equity for NSC’s development activities. As of June 30, 2011, we had met this initial funding commitment. Because we exercise effective financial control over NSC and our partners in NSC did not participate in funding the first $4.0 million in losses that NSC incurred, we consolidate NSC’s results of operations. Included in our condensed consolidated results of operations for the three months ended March 31, 2012 and 2011 are approximately $341,000 and $1.1 million, respectively, in general and administrative expenses relating to NSC’s activities, consisting of organizational, legal, accounting, engineering, consulting and other costs relating to its project development activities. The assets and liabilities relating to NSC included in our condensed consolidated balance sheet amounted to approximately $396,000 and $310,000, respectively, as of March 31, 2012 and approximately $121,000 and $367,000, respectively, as of December 31, 2011.

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

Blue Hills Plant Expansion

The water supply agreement between our Bahamas subsidiary and the Water and Sewerage Corporation of the Bahamas (the “WSC”) for water supplied from our Blue Hills plant was amended effective January 31, 2011. Under the terms of the amended agreement we increased the production capacity of the Blue Hills plant to 12.0 million U.S. gallons per day. With this expansion, we are required to deliver and the WSC is required to purchase a minimum of 63.0 million U.S. gallons per week. The term of this water supply agreement has been extended to the later of (i) the date 20 years after the expansion was deemed substantially complete; or (ii) the date the plant has delivered approximately 65.7 billion U.S. gallons of water. This expansion of our Blue Hills plant was deemed substantially complete in March 2012.

CW-Belize

By Statutory Instrument No. 81 of 2009, the Minister of Public Utilities of the government of Belize published an order, the Public Utility Provider Class Declaration Order, 2009 (the “Order”), which as of May 1, 2009 designated Consolidated Water (Belize) Limited (”CW-Belize”) as a public utility provider under the laws of Belize. With this designation, the Public Utilities Commission of Belize (the “PUC”) has the authority to set the rates charged by CW-Belize and to otherwise regulate its activities. On November 1, 2010, CW-Belize received a formal complaint from the PUC alleging that CW-Belize was operating without a license under the terms of the Water Industry Act. CW-Belize applied for this license in December 2010. On July 29, 2011 the PUC issued the San Pedro Public Water Supply Quality and Security Complaint Order (the “Second Order”) which among other things requires that (i) CW-Belize and its customer jointly make a submission to the responsible Minister requesting that the area surrounding CW-Belize’s seawater abstraction wells be designated a forest reserve or national park and be designated a Controlled Area under section 58 of the Water Industry Act, (ii) CW-Belize submit an operations manual for CW-Belize’s desalination plant to the PUC for approval, (iii) CW-Belize and its customer modify the water supply agreement between the parties to (a) include new water quality parameters included in the Order and (b) cap the current exclusive water supply arrangement in the agreement at maximum of 450,000 gallons per day, (iv) CW-Belize keeps a minimum number of replacement seawater RO membranes in stock at all times and (v) CW-Belize takes possession of and reimburses the PUC for certain equipment which the PUC purchased from a third-party in late 2010. CW-Belize has applied for declaratory judgment and has been granted a temporary injunction to stay the enforcement of the Second Order by the PUC until such time as the matter can be heard by the Belize courts. CW-Belize and the PUC have agreed to delay the court hearing to allow time to negotiate a settlement of this matter. We are presently unable to determine what impact the Order and the Second Order will have on our results of operations, financial position or cash flows.

Transfers of U.S. dollars from CW-Belize to our other subsidiaries require authorization in advance from the Central Bank of Belize.

Dividends

•	On January 31, 2012, we paid a dividend of $0.075 to shareholders of record on January 1, 2012.
•	On February 21, 2012, our Board declared a dividend of $0.075 payable on April 30, 2012 to shareholders of record on April 1, 2012.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our exposure to market risk from December 31, 2011 to the end of the period covered by this report.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, with the participation of its principal executive officer and principal financial and accounting officer, the effectiveness of its disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based upon that evaluation, our principal executive officer and principal financial officer have concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective.

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

ITEM 1A. RISK FACTORS

Our business faces significant risks. These risks include those disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 as supplemented by the additional risk factors included below. If any of the events or circumstances described in the referenced risks actually occur, our business, financial condition or results of operations could be materially adversely affected and such events or circumstances could cause our actual results to differ materially from the results contemplated by the forward-looking statements contained in this report. These risks should be read in conjunction with the other information set forth in this Quarterly Report as well as in our Annual Report on Form 10-K for the year ended December 31, 2011 and in our other periodic reports on Form 10-Q and Form 8-K.

Our exclusive license to provide water to retail customers in the Cayman Islands may not be renewed in the future.

In the Cayman Islands, we provide water to retail customers under a 20-year license issued to us in July 1990 by the Cayman Islands government that grants us the exclusive right to provide water to retail customers within our licensed service area. Our service area is comprised of an area on Grand Cayman that includes the Seven Mile Beach and West Bay areas, two of the three most populated areas in the Cayman Islands. For the three months ended March 31, 2012, we generated approximately 39% of our consolidated revenues and 54% of our consolidated gross profits from the retail water operations conducted pursuant to our exclusive license.   If we are not in default of any terms of the license, we have a right of first refusal to renew the license on terms that are no less favorable than those that the government offers to any third party.

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

We have been informed during our retail license renewal negotiations conducted with representatives of the Cayman Islands government that the Cayman Islands government seeks to restructure the terms of our license to employ a “rate of return on invested capital model” similar to that governing the sale of water to many U.S. municipalities. We have formally objected to the implementation of a “rate of return on invested capital model” on the basis that we believe that such a model would not promote the efficient operation of our water utility and could ultimately increase water rates to our customers. We believe such a model, if ultimately implemented, could significantly reduce the operating income and cash flows we have historically generated from our retail license and could require us to record an impairment loss to reduce the $3.6 million carrying value of our goodwill.  Such impairment loss could be material to our results of operations.

If a new long-term license agreement is not entered into with the government, we would retain a right of first refusal to renew the license on terms that are no less favorable than those that the government might offer in the future to a third party.

If we do not enter into a new license agreement, and no other party is awarded a license, we expect to be permitted to continue to supply water to our service area. However, the terms of such continued supply may not be as favorable to us as the terms in the July 11, 1990 license agreement. It is possible that the government could offer a third party a license to service some or all of our present service area. In such event, we may assume the license offered to the third party by exercising our right of first refusal. The terms of the new license agreement may not be as favorable to us as the terms under which we are presently operating and could reduce the operating income and cash flows we have historically generated from our retail license and could require us to record an impairment loss to reduce the $3.6 million carrying value of our goodwill. Such impairment loss could be material to our results of operations.

The $6.6 million carrying value of our investment in our affiliate OC-BVI as of March 31, 2012 is dependent upon the collection of amounts awarded by the Eastern Caribbean Supreme Court.

In October 2006, the British Virgin Islands government notified OC-BVI that it was asserting a purported right of ownership of OC-BVI’s desalination plant in Baughers Bay, Tortola pursuant to the terms of a 1990 Agreement. Early in 2007, the Ministry unilaterally took the position that until such time as a new operating agreement was negotiated for the Baughers Bay plant, the Ministry would only pay that amount of OC-BVI’s billings that the Ministry purported constituted OC-BVI’s costs of producing the water. Payments made by the Ministry to OC-BVI since the Ministry’s assumption of this reduced price became sporadic. In November 2007, the BVI government filed a lawsuit with the Eastern Caribbean Supreme Court (the “Court”) seeking ownership of the Baughers Bay plant. OC-BVI counterclaimed that it was entitled to continued possession and operation of the Baughers Bay plant until the BVI government paid OC-BVI approximately $4.7 million, which it believed represented the value of the Baughers Bay plant at its expanded production capacity. OC-BVI took the legal position that since the BVI government never paid the $1.42 million to purchase the Baughers Bay plant, the 1990 Agreement terminated on May 31, 1999, which was eight months after the date that the Ministry provided written notice of its intention to purchase the plant.

OC-BVI filed a claim with the Court in July 2008, and in April 2009 amended and increased this claim, seeking payment for water sold and delivered to the BVI government through May 31, 2009 at the contract prices in effect before the BVI government asserted its purported right of ownership of the plant.

The Court held a three-day trial in July 2009 to address both the Baughers Bay ownership issue and OC-BVI’s claim for payment of amounts owed for water sold and delivered to the BVI government and in September 17, 2009, the Court issued a preliminary ruling with respect to this litigation. The Court determined that the BVI government was entitled to immediate ownership and possession of the Baughers Bay plant and dismissed OC-BVI’s claim for compensation of approximately $4.7 million for the expenditures made to expand the production capacity of the plant. However, the Court determined that OC-BVI was entitled to full payment of water invoices issued up to December 20, 2007, which had been calculated under the terms of the original 1990 Agreement, and ordered the BVI government to make an immediate interim payment of $5.0 million to OC-BVI. The Court deferred deciding the entire dispute between the parties until it could conduct a hearing to determine the reasonable rate for water produced by OC-BVI for the period subsequent to December 20, 2007.

In October 2009, the Court ordered the BVI government to pay OC-BVI the amount of $10.4 million for water produced by OC-BVI from the Baughers Bay plant subsequent to December 20, 2007. The BVI government made a payment of $2 million to OC-BVI under the Court order during the fourth quarter of 2009, a second payment of $2 million under the Court order during July 2010 and a third payment under the Court order of $1 million in February 2011.

OC-BVI filed an appeal with the Eastern Caribbean Court of Appeals (the “Appellate Court”) in October 2009 asking the Appellate Court to review the September 17, 2009 ruling by the Court as it related to OC-BVI’s claim for compensation for expenditures made to expand the production capacity of the Baughers Bay plant. In October 2009, the BVI government also filed an appeal with the Appellate Court, seeking the Appellate Court’s review of the September 17, 2009 ruling of the Court that the BVI government pay OC-BVI the reasonable rate for water produced by OC-BVI for the period subsequent to December 20, 2007. The BVI government requested a ruling from the Appellate Court that the BVI government should only pay OC-BVI the actual cost of water produced at the plant.

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

On April 18, 2012, the Appellate Court issued the latest ruling with respect to the Baughers Bay litigation, which dismissed the BVI government’s appeal against the judgment of the Supreme Court awarding $10.4 million for the water supplied. Furthermore, the Appellate Court awarded OC-BVI compensation for improvements made to the plant in the amount equal to the difference between (i) the value of the Baughers Bay plant at the date OC-BVI transferred possession of the plant to the BVI government and (ii) $1.42 million (the purchase price for the Baughers Bay plant under the 1990 Agreement). OC-BVI was also awarded all of its court costs at the trial level and two-thirds of such costs incurred on appeal.

Either party may, within 21 days of the date on which it was delivered, appeal against the decision to the Privy Council in England. That 21 day period expired May 8, 2012.

Although it upheld the $10.4 million awarded by the Court, in the course of its ruling the Appellate Court stated that all issues concerning payment of the $10.4 million award had been settled prior to the hearing of the appeal. In fact both OC-BVI and the BVI government acknowledge that to date the BVI government has paid only $5.0 million of the $10.4 million award. The BVI government appears to have taken the position that, notwithstanding this fact, it will make no further payments on the $10.4 million award pending clarification or correction of the Appellate Court statement regarding the award. OC-BVI has informed us that it will be taking steps to enforce payment of the outstanding amount, but has also taken the precaution of applying for leave to appeal to the Privy Council against this latter finding should it be necessary to do so.

Accordingly, the amounts awarded by the Appellate Court will not be reflected in our earnings from our investment in OC-BVI until such time as the BVI government pays OC-BVI such amounts.

The $6.6 million carrying value of our investment in OC-BVI as of March 31, 2012 is based upon the assumption that the BVI government will fulfill its obligations under the contract for the Bar Bay plant and that OC-BVI will collect all of the $10.4 million awarded by the Court (of which only $5.0 million has been received to date). Should the BVI government decide to appeal to the Privy Council in England, and should such appeal result in a reduction of the $10.4 million Court award, we will be required to record an impairment charge that will reduce the carrying value of our investment in OC-BVI by an amount approximately equal to 44% of any reduction of the $10.4 million awarded by the Court. If the BVI government fails to honor the terms of its agreement for water supplied by OC-BVI’s Bar Bay plant, we would be required to record an impairment charge to reduce the carrying value of our investment in OC-BVI. Such impairment charges would reduce our earnings and could have a material adverse impact on our results of operations and financial condition.

We could be required to record an impairment charge to reduce the carrying value of our goodwill if the market price of our common stock does not significantly increase in the future.

The market price of our common stock has declined over the past 12 months and, at times during this period, the carrying value of our stockholders equity has exceeded our market capitalization. A decline in the market price of a company’s common stock below its book value is one indication under U.S. generally accepted accounting principles that the carrying value of a company’s goodwill may exceed its implied fair value.

Our goodwill amounted to $3,587,754 as of March 31, 2012. We could ultimately be required to record an impairment charge for a portion or all of this goodwill if our common stock continues to trade at prices that are less than our book value. Such an impairment charge could have a material adverse impact on our results of operations for future periods.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 22, 2012, we issued 10,800 common shares to one of our executive officers as part of his 2011 compensation pursuant to the terms of his executive employment agreement. The issuance of the shares was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, as a transaction not involving a public offering.

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

Date: May 10, 2012

