Form 10-Q
period 2012-06-30
CONSOLIDATED WATER CO LTD
filed 2012-08-09
CIK 928340

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

As of August 3, 2012, 14,580,615 shares of the registrant’s common stock, with US$0.60 par value, were outstanding.

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

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED WATER CO. LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2012	2011
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$30,630,910	$37,624,179
Restricted cash	-	7,500,000
Marketable securities	8,548,469	8,496,372
Accounts receivable, net	11,871,031	8,537,232
Inventory	1,459,278	1,451,639
Prepaid expenses and other current assets	1,272,799	1,880,105
Current portion of loans receivable	1,831,873	1,843,600
Total current assets	55,614,360	67,333,127

Property, plant and equipment, net	62,046,304	64,185,110
Construction in progress	335,789	141,204
Inventory, non-current	4,055,545	3,861,470
Loans receivable	9,942,279	10,758,873
Investment in OC-BVI	6,342,459	6,634,598
Intangible assets, net	1,634,669	1,501,824
Goodwill	3,587,754	3,587,754
Other assets	2,664,045	2,855,471
Total assets	$146,223,204	$160,859,431

LIABILITIES AND EQUITY
Current liabilities
Accounts payable and other current liabilities	$4,075,893	$4,617,770
Dividends payable	1,157,987	1,156,081
Current portion of long term debt	1,588,249	17,531,134
Total current liabilities	6,822,129	23,304,985
Long term debt	6,043,996	6,852,660
Other liabilities	416,658	420,430
Total liabilities	13,282,783	30,578,075
Equity
Consolidated Water Co. Ltd. stockholders' equity
Redeemable preferred stock, $0.60 par value. Authorized 200,000 shares;
issued and outstanding 32,278 and 22,427 shares, respectively	19,367	13,456
Class A common stock, $0.60 par value. Authorized 24,655,000 shares;
issued and outstanding 14,579,496 and 14,568,696 shares, respectively	8,747,698	8,741,217
Class B common stock, $0.60 par value. Authorized 145,000 shares;
none issued or outstanding	-	-
Additional paid-in capital	82,262,028	81,939,211
Retained earnings	40,141,298	38,030,943
Total Consolidated Water Co. Ltd. stockholders' equity	131,170,391	128,724,827
Non-controlling interests	1,770,030	1,556,529
Total equity	132,940,421	130,281,356
Total liabilities and equity	$146,223,204	$160,859,431

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONSOLIDATED WATER CO. LTD.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Retail water revenues	$5,869,254	$6,554,876	$12,435,382	$12,928,391
Bulk water revenues	10,212,669	7,774,643	20,281,886	14,941,480
Services revenues	148,856	506,353	242,238	872,621
Total revenues	16,230,779	14,835,872	32,959,506	28,742,492

Cost of retail revenues	2,885,657	3,072,727	5,928,405	5,953,601
Cost of bulk revenues	7,868,487	6,330,567	15,523,939	11,932,934
Cost of services revenues	71,225	181,373	153,903	354,196
Total cost of revenues	10,825,369	9,584,667	21,606,247	18,240,731

Gross profit	5,405,410	5,251,205	11,353,259	10,501,761

General and administrative expenses	3,442,283	3,180,879	6,956,968	6,973,294
Income from operations	1,963,127	2,070,326	4,396,291	3,528,467

Other income (expense):
Interest income	235,460	314,292	450,890	661,951
Interest expense	(206,815)	(343,913)	(590,450)	(694,285)
Other income	44,032	77,593	155,167	141,544
Equity in earnings of OC-BVI	44,823	88,978	101,761	632,472
Other income (expense), net	117,500	136,950	117,368	741,682

Net income	2,080,627	2,207,276	4,513,659	4,270,149
Income attributable to non-controlling interests	123,135	277,614	213,501	347,477
Net income attributable to Consolidated Water Co. Ltd. stockholders	$1,957,492	$1,929,662	$4,300,158	$3,922,672

Basic earnings per common share attributable to Consolidated Water Co. Ltd. common stockholders	$0.13	$0.13	$0.29	$0.27
Diluted earnings per common share attributable to Consolidated Water Co. Ltd. common stockholders	$0.13	$0.13	$0.29	$0.27
Dividends declared per common share	$0.075	$0.075	$0.150	$0.150

Weighted average number of common shares used in the determination of:
Basic earnings per share	14,579,496	14,558,937	14,574,689	14,557,606
Diluted earnings per share	14,603,852	14,595,085	14,598,054	14,597,043

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONSOLIDATED WATER CO. LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2012	2011
Net cash provided by (used in) operating activities	$5,097,981	$7,876,913

Cash flows from investing activities
Additions to property, plant and equipment and construction in progress	(1,629,001)	(2,380,027)
Distribution of earnings from OC-BVI	507,525	202,631
Collections of loans receivable	820,430	853,599
Collections of loan receivable from OC-BVI	-	1,100,000
Payment for NSC option agreement	(300,000)	-
Release of restriction on cash balances for non-revolving credit facility	7,500,000	-
Net cash provided by (used in) investing activities	6,898,954	(223,797)

Cash flows from financing activities
Dividends paid	(2,187,897)	(2,184,370)
Issuance (repurchase) of redeemable preferred stock, net	(1,729)	(3,859)
Principal repayments of long term debt	(9,300,578)	(754,665)
Principal repayment of non-revolving credit facility	(7,500,000)	-
Net cash provided by (used in) financing activities	(18,990,204)	(2,942,894)

Net increase (decrease) in cash and cash equivalents	(6,993,269)	4,710,222
Cash and cash equivalents at beginning of period	37,624,179	46,130,237
Cash and cash equivalents at end of period	$30,630,910	$50,840,459

Interest paid in cash	$442,594	$616,106

Non-cash investing and financing activities
Issuance of 10,033 and 7,455, respectively, of redeemable preferred stock for services rendered	$77,856	$65,902
Issuance of common stock to executive management for bonus payable	$92,664	$28,025
Dividends declared but not paid	$1,095,883	$1,093,704

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

The Company seeks to expand its business to new geographical locations and into complementary services such as wastewater and brackish water treatment while it continues to research technologies and developments that could improve the efficiency of its operations.

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

3. Fair value measurements

As of June 30, 2012 and December 31, 2011, the carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and other liabilities and dividends payable approximate their fair values due to the short term maturities of these instruments. Management considers that the carrying amounts for loans receivable and long term debt as of June 30, 2012 and December 31, 2011 approximate their fair values.

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

The following table presents the Company’s fair value hierarchy for assets and liabilities measured at fair value as of June 30, 2012 and December 31, 2011:

	June 30, 2012
	Level 1	Level 2	Level 3	Total
Assets:
Recurring
Cash equivalents	$7,579,819	$-	$-	$7,579,819
Marketable securities	8,548,469	-	-	8,548,469
Total Recurring	$16,128,288	$-	$-	$16,128,288
Nonrecurring
Investment in affiliate	$-	$-	$6,342,459	$6,342,459

	December 31, 2011
	Level 1	Level 2	Level 3	Total
Assets:
Recurring
Cash equivalents	$16,177,462	$-	$-	$16,177,462
Restricted cash	7,500,000	-	-	7,500,000
Marketable securities	8,496,372	-	-	8,496,372
Total Recurring	$32,173,834	$-	$-	$32,173,834
Nonrecurring
Investment in affiliate	$-	$-	$6,634,598	$6,634,598

A reconciliation of the beginning and ending balances for Level 3 investments for the six months ended June 30, 2012:

Balance as of December 31, 2011	$6,634,598
Equity in earnings of OC-BVI	101,761
Distribution of earnings from OC-BVI	(393,900)
Balance as of June 30, 2012	$6,342,459

4. Stock-based compensation

The Company issues stock under incentive plans that form part of employees’ and non-executive directors’ remuneration. The Company also grants options to purchase common stock as part of remuneration for certain long-serving employees.

Stock-based compensation totaled $83,174 and $124,891 for the three months ended June 30, 2012 and 2011, respectively, and $195,783 and $201,767 for the six months ended June 30, 2012 and 2011, respectively, and is included in general and administrative expenses in the condensed consolidated statements of income.

In June 2012, the Company granted 10,033 preferred stock options to certain employees under the Employee Share Incentive Plan. The significant weighted average assumptions for these preferred stock options were as follows: Risk free interest rate of 0.08%; Expected option life of 0.08 years; Expected volatility of 30.84%; Expected dividend yield of 3.87%.  These preferred stock options began vesting on June 13, 2012 and expired thirty days from the vesting date.

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

A summary of stock option activity under the Company’s share-based compensation plans for the six months ended June 30, 2012 is presented in the following table:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (1)
Outstanding at beginning of period	378,394	$14.91
Granted	10,033	6.46
Exercised	(151)	6.46
Forfeited/Expired	(67,365)	20.62
Outstanding as of June 30, 2012	320,911	$13.45	2.45	$52,552
Exercisable as of June 30, 2012	204,337	$15.10	1.61	$52,552

(1)	The intrinsic value of a stock option represents the amount by which the fair value of the underlying stock, measured by reference to the closing price of the common stock of $8.29 in the NASDAQ Global Select Market on June 30, 2012, exceeds the exercise price of the option.

As of June 30, 2012, 116,574 non-vested options and 204,337 vested options were outstanding, with weighted average exercise prices of $10.55 and $15.10, respectively, and average remaining contractual lives of 3.93 years and 1.61 years, respectively. The total remaining unrecognized compensation costs related to unvested stock-based arrangements were $260,324 as of June 30, 2012 and are expected to be recognized over a weighted average period of 3.93 years.

As of June 30, 2012, unrecognized compensation costs relating to redeemable preferred stock outstanding were $150,645, and are expected to be recognized over a weighted average period of 1.29 years.

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

	Three Months Ended June 30, 2012
	Retail	Bulk	Services	Total
Revenues	$5,869,254	$10,212,669	$148,856	$16,230,779
Cost of revenues	2,885,657	7,868,487	71,225	10,825,369
Gross profit	2,983,597	2,344,182	77,631	5,405,410
General and administrative expenses	2,686,295	309,364	446,624	3,442,283
Income (loss) from operations	297,302	2,034,818	(368,993)	1,963,127
Other income (expense), net				117,500
Consolidated net income				2,080,627
Income attributable to non-controlling interests				123,135
Net income attributable to Consolidated Water Co. Ltd. stockholders				$1,957,492

	Six Months Ended June 30, 2012
	Retail	Bulk	Services	Total
Revenues	$12,435,382	$20,281,886	$242,238	$32,959,506
Cost of revenues	5,928,405	15,523,939	153,903	21,606,247
Gross profit	6,506,977	4,757,947	88,335	11,353,259
General and administrative expenses	5,482,462	636,764	837,742	6,956,968
Income (loss) from operations	1,024,515	4,121,183	(749,407)	4,396,291
Other income (expense), net				117,368
Consolidated net income				4,513,659
Income attributable to non-controlling interests				213,501
Net income attributable to Consolidated Water Co. Ltd. stockholders				$4,300,158

As of June 30, 2012:
Property plant and equipment, net	$24,716,225	$36,546,179	$783,900	$62,046,304
Construction in progress	335,789	-	-	335,789
Goodwill	1,170,511	2,328,526	88,717	3,587,754
Total assets	62,060,701	80,958,499	3,204,004	146,223,204

	Three Months Ended June 30, 2011
	Retail	Bulk	Services	Total
Revenues	$6,554,876	$7,774,643	$506,353	$14,835,872
Cost of revenues	3,072,727	6,330,567	181,373	9,584,667
Gross profit	3,482,149	1,444,076	324,980	5,251,205
General and administrative expenses	2,235,113	289,583	656,183	3,180,879
Income (loss) from operations	1,247,036	1,154,493	(331,203)	2,070,326
Other income (expense), net				136,950
Consolidated net income				2,207,276
Income attributable to non-controlling interests				277,614
Net income attributable to Consolidated Water Co. Ltd. stockholders				$1,929,662

	Six Months Ended June 30, 2011
	Retail	Bulk	Services	Total
Revenues	$12,928,391	$14,941,480	$872,621	$28,742,492
Cost of revenues	5,953,601	11,932,934	354,196	18,240,731
Gross profit	6,974,790	3,008,546	518,425	10,501,761
General and administrative expenses	4,565,697	589,529	1,818,068	6,973,294
Income (loss) from operations	2,409,093	2,419,017	(1,299,643)	3,528,467
Other income (expense), net				741,682
Consolidated net income				4,270,149
Income attributable to non-controlling interests				347,477
Net income attributable to Consolidated Water Co. Ltd. stockholders				$3,922,672

As of June 30, 2011:
Property plant and equipment, net	$25,828,890	$26,528,320	$1,025,585	$53,382,795
Construction in progress	242,686	2,010,168	-	2,252,854
Goodwill	1,170,511	2,328,526	88,717	3,587,754
Total assets	73,981,242	75,008,585	4,808,525	153,798,352

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

The following summarizes information related to the computation of basic and diluted EPS for the three and six months ended June 30, 2012 and 2011.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net income attributable to Consolidated Water Co. Ltd. common stockholders	$1,957,492	$1,929,662	$4,300,158	$3,922,672
Less: Preferred stock dividends	(2,421)	(1,921)	(4,842)	(3,851)
Net income available to common shares in the determination of basic earnings per common share	$1,955,071	$1,927,741	$4,295,316	$3,918,821

Weighted average number of common shares in the determination of basic earnings per common share attributable to Consolidated Water Co. Ltd. common stockholders	14,579,496	14,558,937	14,574,689	14,557,606
Plus:
Weighted average number of preferred shares outstanding during the period	24,082	17,725	23,187	17,174
Potential dilutive effect of unexercised options	274	18,423	178	22,263
Weighted average number of shares used for determining diluted earnings per common share attributable to Consolidated Water Co. Ltd. common stockholders	14,603,852	14,595,085	14,598,054	14,597,043

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

Summarized financial information for OC-BVI is presented as follows:

	June 30,	December 31,
	2012	2011
Current assets	$2,428,112	$2,726,046
Non-current assets	7,123,025	7,436,845
Total assets	$9,551,137	$10,162,891

	June 30,	December 31,
	2012	2011
Current liabilities	$2,112,154	$2,109,284
Non-current liabilities	2,089,390	2,218,519
Total liabilities	$4,201,544	$4,327,803

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Water sales	$1,118,504	$988,807	$2,153,413	$2,938,948
Gross profit	$377,549	$351,614	$661,290	$1,697,299
Income from operations	$50,597	$184,729	$141,058	$1,308,092
Net income	$102,932	$204,407	$238,455	$1,328,504

The Company’s investment in OC-BVI:

	June 30,	December 31,
	2012	2011
Equity investment (including profit sharing rights)	$6,342,459	$6,634,598

The Company recognized $44,823 and $101,761 in earnings from its equity investment in OC-BVI for the three and six months ended June 30, 2012, respectively.  The Company recognized $88,978 and $632,472 in earnings from its equity investment in OC-BVI for the three and six months ended June 30, 2011, respectively.  For the three and six months ended June 30, 2012, the Company recognized $148,856 and $242,238, respectively, in revenues from its management services agreement with OC-BVI. For the three and six months ended June 30, 2011, the Company recognized $85,671 and $222,071, respectively, in revenues from its management services agreement with OC-BVI. In addition to the Company’s equity investment in OC-BVI of $6,342,459 as of June 30, 2012 and $6,634,598 as of December 31, 2011, respectively, the Company’s recorded value of the OC-BVI management services agreement, which is reflected as an intangible asset on the Company’s condensed consolidated balance sheet, was approximately $499,000 and $571,000 as of June 30, 2012 and December 31, 2011, respectively.

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

The Court issued a preliminary ruling with respect to this litigation on September 17, 2009. The Court determined that the BVI government was entitled to immediate ownership and possession of the Baughers Bay plant and dismissed OC-BVI’s claim for compensation of approximately $4.7 million for the expenditures made to expand the production capacity of the plant. However, the Court determined that OC-BVI was entitled to full payment of water invoices issued up to December 20, 2007, which had been calculated under the terms of the original 1990 Agreement, and ordered the BVI government to make an immediate interim payment of $5.0 million to OC-BVI. The Court deferred deciding the entire dispute between the parties until it could conduct a hearing to determine the reasonable rate for water produced by OC-BVI for the period subsequent to December 20, 2007.

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

Although it upheld the $10.4 million awarded by the Court, in the course of its ruling the Appellate Court stated that all issues concerning payment of the $10.4 million award had been settled prior to the hearing of the appeal. In fact both OC-BVI and the BVI government acknowledge that to date the BVI government has paid only $5.0 million of the $10.4 million award. The BVI government appears to have taken the position that, notwithstanding this fact, it will make no further payments on the $10.4 million award pending clarification or correction of the Appellate Court statement regarding the award. OC-BVI is taking steps to enforce payment of the outstanding amount, but has also taken the precaution of applying for leave to appeal to the Privy Council against this latter finding should it be necessary to do so.

Accordingly, the amounts awarded by the Appellate Court will not be recognized in the Company’s earnings from its investment in OC-BVI until such time as the BVI government pays OC-BVI such amounts.

The Company accounts for its investment in OC-BVI in accordance with the equity method of accounting for investments in common stock. This method requires recognition of a loss on an equity investment that is other than temporary, and indicates that a current fair value of an equity investment that is less than its carrying amount may indicate a loss in the value of the investment. To test for possible impairment of its investment in OC-BVI, the Company estimates its fair value periodically, based upon any significant change in circumstances. In making its estimates, the Company calculates the expected cash flows from its investment in OC-BVI by estimating the expected cash flows from (i) OC-BVI’s contract with the BVI government to supply water from its Bar Bay plant; and (ii) the resolution of the Baughers Bay litigation. The resulting sum represents the Company’s best estimate of future cash flows to be derived from its investment in OC-BVI, which are present-valued to estimate OC-BVI’s fair value.

Based upon the estimated fair value determined as of June 30, 2012, the Company concluded that no impairment loss was required to be recognized on its investment in OC-BVI for the six months ended June 30, 2012. This conclusion assumes that the BVI government will fulfill its obligations under the contract for the Bar Bay plant and that OC-BVI will collect all of the $10.4 million awarded by the Court (of which only $5.0 million has been received to date). Should OC-BVI ultimately be unable to collect all of this $10.4 million, the Company will be required to record an impairment charge that will reduce the carrying value of the Company’s investment in OC-BVI by approximately 44% of any shortfall in collecting the $10.4 million. If the BVI government fails to honor the terms of its agreement for water supplied by OC-BVI’s Bar Bay plant, the actual cash flows from OC-BVI could vary materially from the expected cash flows the Company used in determining OC-BVI’s fair value as of June 30, 2012 and the Company would be required to record an impairment charge to reduce the carrying value of its investment in OC-BVI. Such impairment charges would reduce the Company’s earnings and could have a material adverse impact on its results of operations and financial condition.

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

Because (i) the equity investment in CW-Bermuda was not sufficient to permit it to finance its activities without funding from the Company; (ii) the other investors in CW-Bermuda had no obligation to absorb any significant amount of its losses should losses arise; and (iii) the Company expected and received economic benefits from CW-Bermuda significantly greater than those entitled by the Company’s voting rights of 40%, CW-Bermuda constitutes a variable interest entity (“VIE”). The Company is the primary financial beneficiary of CW-Bermuda and accordingly, consolidates the results of CW-Bermuda in its financial statements. The assets and liabilities of CW-Bermuda included in the Company’s consolidated balance sheet amounted to approximately $137,000 and $0, respectively, as of June 30, 2012. The Company has not provided any guarantees related to CW-Bermuda, nor do any of its creditors have recourse to the general credit of the Company as a result of including CW-Bermuda in the consolidated financial statements. The results of CW-Bermuda are reflected in the Company’s services segment. The Company did not earn any revenues or gross profits from its Bermuda affiliate for the six months ended June 30, 2012, while earning revenues and gross profit of approximately $650,551 and $436,507, respectively, for the six months ended June 30, 2011. As a result of the termination of the agreement with the Bermuda government, the Company does not expect to receive any future fees or revenues from CW-Bermuda.

NSC

In May 2010, the Company acquired, through its wholly-owned Netherlands subsidiary, Consolidated Water Cooperatief, U.A., a 50% interest in N.S.C. Agua, S.A. de C.V., (“NSC”) a Mexican company.  NSC has been formed to pursue a project encompassing the construction, ownership and operation of a 100 million gallon per day seawater reverse osmosis desalination plant to be located in northern Baja California, Mexico and an accompanying pipeline to deliver water to a Mexican potable water system and the U.S. border. The Company believes such a project can be successful due to what it anticipates will be a growing need for a new potable water supply for the areas of northern Baja California, Mexico and Southern California, United States. To complete this project, the Company has engaged an engineering group with extensive regional experience and has signed a memorandum of understanding with Doosan Heavy Industries and Construction, a global leader in the engineering, procurement and construction of large seawater desalination plants. Once completed, a subsidiary of the Company would operate the plant and retain a minority position in its ownership. NSC is in the development stage, and is presently involved in (i) extending contracts for the purchase of land on which to build the plant, (ii) seeking contracts for the electric power and feed water sources for the plant’s proposed operations, and (iii) implementing a water quality monitoring and equipment testing program at the proposed feed water source. In addition to completing these activities, NSC will be required to complete various other steps before it can commence construction of the plant and pipeline including, but not limited to, obtaining approvals and permits from various governmental agencies in Mexico and the United States, securing contracts with its proposed customers to sell water in sufficient quantities and at prices that make the project financially viable, and obtaining equity and debt financing for the project. NSC’s potential customers will also be required to obtain various governmental permits and approvals in order to purchase water from NSC.

For its 50% interest in NSC, the Company provided the initial funding of $4 million in the form of equity for NSC’s development activities. Because the Company exercises effective financial control over NSC and its partners in NSC did not participate in funding the first $4 million in losses that NSC incurred, the Company consolidates NSC’s results of operations. Included in the condensed consolidated results of operations for the three months ended June 30, 2012 and 2011 are approximately $399,000 and $700,000, respectively, and for the six months ended June 30, 2012 and 2011 are approximately $740,000 and $1.8 million, respectively, in general and administrative expenses from NSC. Such expenses consist of legal, accounting, engineering, consulting and other costs relating to NSC’s project development activities. The assets and liabilities relating to NSC included in the condensed consolidated balance sheet amounted to approximately $417,000 and $108,000, respectively, as of June 30, 2012 and approximately $121,000 and $367,000, respectively, as of December 31, 2011.

In February 2012, the Company acquired an option, exercisable through February 7, 2014, to purchase the shares of one of the other shareholders of NSC along with an immediate power of attorney to vote those shares. As a result, the Company now has effective control over NSC and is continuing its project development activities.

On July 19, 2012, NSC and the landowner extended the purchase contract for a portion of the land on which the proposed plant would be constructed. In exchange for additional prepayments of (i) $500,000 paid at signing of the extension and (ii) a further $500,000 payable on May 15, 2013, NSC was granted an extension of the purchase agreement until May 15, 2014. NSC is currently evaluating whether to enter into a similar extension agreement with a separate landowner for an additional parcel of land.

The Company has determined that completing NSC’s development activities will require significantly more funding than has been expended to date and may incur significant development expenses in the future for this project. The Company estimates that it will take at least through the fourth quarter of 2013 for NSC to complete all of the development activities (which include initiating site piloting plant activities, extending all purchase agreements for the land for the plant, securing feed water and power supplies, completing the engineering and feasibility studies, negotiating customer contracts, obtaining required regulatory permits and arranging the project financing) necessary to commence construction of the plant. However, NSC may ultimately be unable to complete all of the activities necessary to begin construction of the project.

NPDC Water Company Ltd.

The Company, through its subsidiary CW-Bahamas, formed a joint venture in May 2012 with The New Providence Development Company Limited ("NPDC") in Nassau, Bahamas. This joint venture, the NPDC Water Company Ltd. (“NPDC Water”), will own and operate a retail water utility that will provide potable water to some of the most prestigious residential and business areas in The Bahamas, including Lyford Cay and Old Fort Bay. NPDC Water will operate pursuant to a 25-year exclusive water utility franchise granted by the Bahamas government for the western end of New Providence Island.

CW-Bahamas has agreed to purchase 50% of the ownership in the joint venture for $7 million. NPDC is transferring its existing retail water utility business to NPDC Water for its 50% ownership. This existing business currently collects groundwater from approximately 1,700 acres of land, treats that groundwater and distributes potable water to approximately 1,000 customers. NPDC Water has a license to continue collecting this water for the term of the 25-year franchise. The Company will be contracted to provide management and engineering services for NPDC Water, including the construction of a new water treatment plant that incorporates ultra-filtration, brackish water reverse osmosis and seawater reverse osmosis technologies. Construction of the plant is scheduled for completion in the first half of 2013. The Company will also operate and maintain NPDC Water’s recently constructed sewerage treatment plant.

The closing for the funding of the joint venture is expected to occur during the three months ended September 30, 2012, once certain closing conditions relating to the transfer of existing assets from NPDC to NPDC Water have been satisfied, after which NPDC Water will commence construction of the new plant improvements.

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

10. Retail segment contingency

In the Cayman Islands, the Company provides water to retail customers under a 20-year license issued to Cayman Water in July 1990 by the Cayman Islands government that grants the Company the exclusive right to provide water to retail customers within our licensed service area. The Company’s service area is comprised of an area on Grand Cayman that includes the Seven Mile Beach and West Bay areas, two of the three most populated areas in the Cayman Islands. For the three months ended June 30, 2012 and 2011,the Company generated approximately 36% and 44%, respectively, of its consolidated revenues and 51% and 53%, respectively, of its consolidated gross profits from the retail water operations conducted pursuant to this exclusive license. For the six months ended June 30, 2012 and 2011, the Company generated approximately 38% and 45%, respectively, of its consolidated revenues and 52% and 54%, respectively, of its consolidated gross profits from the retail water operations conducted pursuant to this exclusive license. If Cayman Water is not in default of any terms of the license, the Company has a right of first refusal to renew the license on terms that are no less favorable than those that the government offers to any third party.

This license was set to expire on July 10, 2010 however the Company and the Cayman Islands government have agreed in correspondence to extend the license eight times in order to provide sufficient time to negotiate the terms of a new license agreement. The Company was advised by letter from Water Authority-Cayman in July 2012 that the government had approved an extension of the License until December 31, 2012. On August 3, 2012, the Company was notified that the government had formally executed this extension.

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

The Company was recently advised in correspondence from the Cayman Islands government and the WAC that: (i) the WAC is now the principal negotiator, and not the Cayman Islands government, in these license negotiations, and (ii) the WAC has determined that the “rate of return on invested capital” model (“RCAM”) is in the best interest of the public and the Company’s customers.  RCAM is the rate model currently utilized in the electricity transmission and distribution license granted by the Cayman Islands government to the Caribbean Utilities Company, Ltd.

On July 3, 2012, in an effort to resolve several issues relating to the retail license renewal negotiations, the Company filed an Application for Leave to Apply for Judicial Review (the “Application”) with the Grand Court of the Cayman Islands (the “Court”), stating that:  (i) certain provisions of The Water Authority Law, 2011 and The Water (Production and Supply) Law, 2011, appear to be incompatible, (ii) the WAC’s roles as the principal license negotiator, statutory regulator and our competitor put the WAC in a position of hopeless conflict,  and (iii) the WAC’s decision to replace the rate structure under our current exclusive license with RCAM was predetermined and unreasonable.

Throughout the course of the retail license renewal negotiations, the Company has objected to the use of RCAM on the basis that it believes such a model would not promote the efficient operation of its water utility and could ultimately increase water rates to its customers.

If the Court agrees to consider the issues set forth in the Application, the Company would have the opportunity (as would the WAC and the Cayman Islands government) to present its positions to the Court in a trial proceeding.

If the Court does not agree to consider the issues raised in the Application, the Company’s recourse would be to file an appeal with the Court of Appeal of the Cayman Islands or continue to engage in negotiations for a new license agreement with the Cayman Islands government.  If the Company does not ultimately enter into a new license agreement and no other party is awarded a license, the Company expects to be permitted to continue to supply water to its service area, subject to entering into a new license.  It is possible that the Cayman Islands government could offer a third party a license to service some or all of the Company’s present service area.  In such event, the Company may assume the license offered to the third party by exercising its right of first refusal.  However, the terms of any new license agreement may not be as favorable to the Company as the terms under which it is presently operating and could materially reduce the operating income and cash flows that the Company has historically generated from its retail license and could require the Company to record an impairment loss to reduce the $3,587,754 carrying value of its goodwill.  Such impairment loss could be material to the Company’s results of operations.

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

The forward-looking statements contained in this report are not guarantees of future performance and involve certain risks, uncertainties and assumptions which are difficult to predict. Actual outcomes and results may differ materially from what is expressed in such forward-looking statements. Important factors which may affect these actual outcomes and results include, without limitation, tourism and weather conditions in the areas we service, scheduled new construction within our operating areas, the economies of the U.S. and the areas we service, regulatory matters, the resolution of pending litigation, contract negotiations, availability of capital to repay debt and for expansion of our operations, and other factors, including those “Risk Factors” set forth under Part II, Item 1A in this Quarterly Report and in our 2011 Annual Report on Form 10-K.

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

As a quoted market price for OC-BVI’s stock is not available, to test for possible impairment of our investment in OC-BVI we estimate its fair value by calculating the expected cash flows from our investment in OC-BVI by estimating the expected cash flows from (i) OC-BVI’s contract with the BVI government to supply water from its Bar Bay plant; and (ii) the resolution of the Baughers Bay litigation. The resulting sum represents our best estimate of the future cash flows to be derived from our investment in OC-BVI, which are present-valued to estimate OC-BVI’s fair value.

The projections of cash flows for OC-BVI represent significant estimates made by us. While we have used our best judgment to make these estimates they are by their nature highly subjective and are also subject to material change by our management over time based upon additional information from OC-BVI’s management and legal counsel, and a change in the status of OC-BVI’s litigation with the BVI government. After considering the September and October 2009 rulings of the Eastern Caribbean Supreme Court relating to the Baughers Bay litigation and an announcement by the BVI government in February 2010 that it had signed a contract with another company to construct and operate a plant to provide potable water to the greater Tortola area served by the Baughers Bay plant, we determined that the carrying value of our investment in OC-BVI exceeded the estimated fair value for our investment in OC-BVI and therefore recognized impairment losses aggregating approximately $4.7 million for the year ended December 31, 2009.

The remaining carrying value of our investment in OC-BVI as of June 30, 2012 of $6,342,459 assumes that the BVI government will ultimately pay OC-BVI the full amount awarded by the Eastern Caribbean Supreme Court in its 2009 rulings. To date, the BVI government has paid only $5.0 million of the $10.4 million awarded by this court. In April 2012, the Eastern Caribbean Court of Appeals dismissed the BVI government’s appeal to reduce the $10.4 million awarded by the Eastern Caribbean Supreme Court. Should OC-BVI ultimately be unable to collect all of $10.4 million we will be required to record an impairment charge that will reduce the carrying value of our investment in OC-BVI by an amount approximately equal to 44% of any shortfall in collecting the $10.4 million. If the BVI government fails to honor the terms of the contract for the Bar Bay plant, the actual cash flows from OC-BVI could vary materially from the expected cash flows we used in determining OC-BVI’s fair value as of June 30, 2012, and we would be required to record an impairment charge to reduce the carrying value of our investment in OC-BVI. Such impairment charges would reduce our earnings and could have a material adverse impact on our results of operations and financial condition.

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

We also performed an analysis reconciling the conclusions of value for our reporting units to our market capitalization at October 1, 2011. This reconciliation resulted in an implied control premium for our Company of 47%. We believe this implied control premium reflects:

•	the uncertainties associated with the renegotiation of our retail license, including the possibility that this renegotiation could reduce the profits we have historically generated from our retail segment; and

•	the low daily trading volume of our stock, which makes our stock relatively less appealing than stocks with greater daily trading activity to institutional and other large investors that require liquidity.

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

Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011

Consolidated Results

Net income attributable to our common stockholders for the three months ended June 30, 2012 was $1,957,492 ($0.13 per share on a fully-diluted basis), as compared to $1,929,662 ($0.13 per share on a fully-diluted basis) for the three months ended June 30, 2011.

Total revenues for the three months ended June 30, 2012 were $16,230,779, up from the $14,835,872 in revenues for the three months ended June 30, 2011, as revenue increases for our bulk segment more than offset revenue declines in our retail and services segments. Gross profit for the three months ended June 30, 2012 was $5,405,410 or 33% of total revenues, as compared to $5,251,205, or 35% of total revenues, for the three months ended June 30, 2011. Gross profit for the bulk segment increased while gross profit for the retail and services segments declined. For further discussion of revenues and gross profit for the three ended June 30, 2012, see the “Results by Segment” analysis that follows.

General and administrative (“G&A”) expenses on a consolidated basis were $3,442,283 and $3,180,879 for the three months ended June 30, 2012 and 2011, respectively. The increase in these expenses of approximately $261,000 from 2011 to 2012 resulted from incremental employee costs of approximately $200,000 attributable primarily to additional management and information technology personnel, additional research and development costs of approximately $112,000 and an increase in business development costs of approximately $119,000. These increases in expenses were partly offset by the expenses for the project development activities of our consolidated Mexico affiliate, NSC, which were approximately $219,000 less in 2012 than in 2011.

Interest income decreased to $235,460 for the three months ended June 30, 2012 from $314,292 for the three months ended June 30, 2011 as a result of lower interest earning balances and OC-BVI’s repayment in August 2011 of their loan payable to us.

We recognized earnings on our investment in OC-BVI for the three months ended June 30, 2012 and 2011 of $44,823 and $88,978, respectively. See further discussion of OC-BVI at “Liquidity and Capital Resources — Material Commitments, Expenditures and Contingencies — OC-BVI Litigation.”

Results by Segment

Retail Segment:

The retail segment contributed $297,302 and $1,247,036 to our income from operations for the three months ended June 30, 2012 and 2011, respectively.

Revenues generated by our retail water operations were $5,869,254 and $6,554,876 for the three months ended June 30, 2012 and 2011, respectively. Total gallons sold by the retail segment in 2012 decreased by approximately 17% from 2011. We believe this decrease in the volume of water sold by our retail segment resulted from abnormally high rainfall on Grand Cayman during the second quarter of 2012. As reported by the Cayman Islands National Weather Service, Grand Cayman received approximately 28 inches of rainfall during the three months ended June 30, 2012, as compared to just over 4 inches during the three months ended June 30, 2011 and a 30 year average for the second quarter ended June 30 of approximately 13 inches. The impact of the decrease in the volume of water sold in 2012 on retail revenues was mitigated in part by the annual first quarter adjustment to our base rates, which was an increase of approximately 4% in 2012 as a result of upward movements in the consumer price indices used to determine such rate adjustments.

Retail segment gross profit was $2,983,597 (51% of revenues) and $3,482,149 (53% of revenues) for the three months ended June 30, 2012 and 2011, respectively. The decrease in the retail segment gross profit amount for 2012 is attributable to the lower volume of gallons sold. The impact of our fixed production costs on a relatively lower revenue base more than offset our first quarter base rate increases, resulting in the slight decrease in gross profit as a percentage of revenues from 2011 to 2012.

Consistent with prior periods, we record all non-direct G&A expenses in our retail business segment and do not allocate any of these non-direct costs to our other two business segments. Retail G&A expenses for the three months ended June 30, 2012 and 2011 were $2,686,295 and $2,235,113, respectively. G&A expenses increased from 2011 to 2012 due to incremental employee costs of approximately $177,000 attributable primarily to additional management and information technology personnel, additional research and development costs of approximately $112,000 and an increase in business development costs of approximately $119,000.

Bulk Segment:

The bulk segment contributed $2,034,818 and $1,154,493 to our income from operations for the three months ended June 30, 2012 and 2011, respectively.

Bulk segment revenues were $10,212,669 and $7,774,643 for the three months ended June 30, 2012 and 2011, respectively. This increase in bulk revenues from 2011 to 2012 of approximately $2.4 million resulted from a 30% increase in the number of gallons of water sold, which was primarily attributable to the expansion of our Blue Hills plant in the Bahamas during the fourth quarter of 2011 and energy pass-through increases to our rates due to higher energy prices.

Gross profit for our bulk segment was $2,344,182 and $1,444,076 for the three months ended June 30, 2012 and 2011, respectively. Gross profit as a percentage of bulk revenues increased to approximately 23% for 2012 as compared to approximately 19% for 2011. The bulk segment’s higher gross profit as a percentage of revenues in 2012 is attributable to improved economies of scale for our Bahamas operations resulting from the expansion of our Blue Hills plant.

Bulk segment G&A expenses were $309,364 and $289,583 for the three months ended June 30, 2012 and 2011, respectively. The increase for 2012 reflects additional employee costs of approximately $18,000 for our expanded Bahamas operations.

Services Segment:

The services segment incurred losses from operations of ($368,993) and ($331,203) for the three months ended June 30, 2012 and 2011, respectively. We expect our services segment to continue to incur losses from operations while we continue to fund the project development activities of NSC and/or until such time as we obtain significant new management services or plant construction contracts with external customers.

Services segment revenues were $148,856 and $506,353 for the three months ended June 30, 2012 and 2011, respectively. Services revenues decreased from 2011 to 2012 due to the expiration of the management services contract for the Bermuda plant on June 30, 2011.

Gross profit for our services segment was $77,631 and $324,980 for the three months ended June 30, 2012 and 2011, respectively. The lower gross profit for 2012 reflects the decrease in revenues discussed above.

G&A expenses for the services segment were $446,624 and $656,183 for the three months ended June 30, 2012 and 2011, respectively. The decrease in G&A expenses for 2012 as compared to 2011 is attributable to a reduction in expenses related to the project development activities of our consolidated Mexico affiliate, NSC.

As noted above, our management contract for the Bermuda plant expired on June 30, 2011, and we do not expect to generate any further fees or revenues from this plant. We did not generate any revenues or gross profit from our Bermuda affiliate for the three months ended June 30, 2012. We earned revenues and gross profit of approximately $422,000 and $308,000, respectively, from the activities of our Bermuda affiliate for the three months ended June 30, 2011.

Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011

Consolidated Results

Net income attributable to our common stockholders for the six months ended June 30, 2012 was $4,300,158 ($0.29 per share on a fully-diluted basis), as compared to $3,922,672 ($0.27 per share on a fully-diluted basis) for the six months ended June 30, 2011.

Total revenues for the six months ended June 30, 2012 were $32,959,506, up from the $28,742,492 in revenues for the six months ended June 30, 2011, as revenue increases for our bulk segment more than offset declines in revenues for our retail and services segments. Gross profit for the six months ended June 30, 2012 was $11,353,259 or 34% of total revenues, as compared to $10,501,761, or 37% of total revenues, for the six months ended June 30, 2011. Gross profit for the bulk segment increased while gross profit for the retail and services segments declined. For further discussion of revenues and gross profit for the six ended June 30, 2012, see the “Results by Segment” analysis that follows.

G&A expenses on a consolidated basis were $6,956,968 and $6,973,294 for the six months ended June 30, 2012 and 2011, respectively. A decrease in G&A expenses of approximately $998,000 in 2012 related to the project development activities of our consolidated Mexico affiliate, NSC was offset by an increases during the period of approximately $400,000 in employee costs attributable to additional management and information technology personnel, incremental research and development costs of approximately $168,000, additional business development costs of approximately $277,000 and small increases in various miscellaneous expense categories.

Interest income decreased to $450,890 for the six months ended June 30, 2012 from $661,951 for the six months ended June 30, 2011 as a result of lower interest earning balances and OC-BVI’s repayment in August 2011 of their loan payable to us.

We recognized earnings on our investment in OC-BVI for the six months ended June 30, 2012 and 2011 of $101,761 and $632,472, respectively. The higher 2011 earnings from our investment in OC-BVI arose from a $1.0 million court award paid to OC-BVI by the BVI government. See further discussion of OC-BVI at “Liquidity and Capital Resources — Material Commitments, Expenditures and Contingencies — OC-BVI Litigation.”

Results by Segment

Retail Segment:

The retail segment contributed $1,024,515 and $2,409,093 to our income from operations for the six months ended June 30, 2012 and 2011, respectively.

Revenues generated by our retail water operations were $12,435,382 and $12,928,391 for the six months ended June 30, 2012 and 2011, respectively. The number of gallons sold by our retail segment decreased by approximately 11% from 2011 to 2012. We believe this decrease in the volume of water sold by our retail segment resulted from abnormally high rainfall on Grand Cayman during the three months ended June 30, 2012. As reported by the Cayman Islands National Weather Service, Grand Cayman received approximately 28 inches of rainfall during the three months ended June 30, 2012, as compared to just over 4 inches during the three months ended June 30, 2011 and a 30 year average for the second quarter ended June 30 of approximately 13 inches. The impact of the decrease in the volume of water sold in 2012 on retail revenues was mitigated in part by the annual first quarter adjustment to our base rates, which was an increase of approximately 4% in 2012 as a result of upward movements in the consumer price indices used to determine such rate adjustments.

Retail segment gross profit was $6,506,977 (52% of revenues) and $6,974,790 (54% of revenues) for the six months ended June 30, 2012 and 2011, respectively. The decrease in the retail segment gross profit amount for 2012 is attributable to the lower volume of gallons sold. The impact of our fixed production costs on a relatively lower revenue base more than offset our first quarter base rate increases, resulting in the slight decrease in gross profit as a percentage of revenues from 2011 to 2012.

Consistent with prior periods, we record all non-direct G&A expenses in our retail business segment and do not allocate any of these non-direct costs to our other two business segments. Retail G&A expenses for the six months ended June 30, 2012 and 2011 were $5,482,462 and $4,565,697, respectively. G&A expenses increased from 2011 to 2012 due to incremental employee costs of approximately $357,000 attributable primarily to additional management and information technology personnel, additional research and development costs of approximately $168,000 and an increase in business development costs of approximately $277,000.

Bulk Segment:

The bulk segment contributed $4,121,183 and $2,419,017 to our income from operations for the six months ended June 30, 2012 and 2011, respectively.

Bulk segment revenues were $20,281,886 and $14,941,480 for the six months ended June 30, 2012 and 2011, respectively. The increase in bulk revenues of approximately $5.3 million from 2011 to 2012 resulted from a 32% increase in the number of gallons of water sold, which was primarily attributable to the expansion of our Blue Hills plant in the Bahamas during the fourth quarter of 2011 and energy pass-through increases to our rates due to higher energy prices.

Gross profit for our bulk segment was $4,757,947 and $3,008,546 for the six months ended June 30, 2012 and 2011, respectively. Gross profit as a percentage of bulk revenues increased to approximately 23% for 2012 as compared to approximately 20% for 2011. The improvement in the bulk segment’s gross profit as a percentage of revenues in 2012 from 2011 results from improved economies of scale for our Bahamas operations as a result of the expansion of our Blue Hills plant.

Bulk segment G&A expenses were $636,764 and $589,529 for the six months ended June 30, 2012 and 2011, respectively. The increase for 2012 reflects additional employee costs of approximately $43,000 for our expanded Bahamas and our Belize operations.

Services Segment:

The services segment incurred losses from operations of ($749,407) and ($1,299,643) for the six months ended June 30, 2012 and 2011, respectively. We expect our services segment to continue to incur losses from operations while we continue to fund the project development activities of NSC and/or until such time as we obtain significant new management services or plant construction contracts with external customers.

Services segment revenues were $242,238 and $872,621 for the six months ended June 30, 2012 and 2011, respectively. Services revenues decreased from 2011 to 2012 due to the expiration of the management services contract for the Bermuda plant on June 30, 2011.

Gross profit for our services segment was $88,335 and $518,425 for the six months ended June 30, 2012 and 2011, respectively. The lower gross profit for 2012 reflects the decrease in revenues discussed above.

G&A expenses for the services segment were $837,742 and $1,818,068 for the six months ended June 30, 2012 and 2011, respectively. The decrease in G&A expenses for 2012 as compared to 2011 is attributable to a reduction in the expenses related to the project development activities of our consolidated Mexico affiliate, NSC, of approximately $998,000.

As noted above, our management contract for the Bermuda plant expired on June 30, 2011, and we do not expect to generate any further fees or revenues from this plant. We did not generate any revenues or gross profit from our Bermuda affiliate for the six months ended June 30, 2012. We earned revenues and gross profit of $650,551 and $436,507, respectively, from the activities of our Bermuda affiliate for the six months ended June 30, 2011.

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

As of June 30, 2012, we had cash balances totaling approximately $30.6 million and working capital of approximately $48.8 million. We believe that our cash on hand and cash to be generated from operations will be sufficient to meet our liquidity requirements for the next 12 months and for the foreseeable future.

Cash Flows for the Six Months Ended June 30, 2012

Our cash and cash equivalents decreased from approximately $37.6 million as of December 31, 2011 to approximately $30.6 million as of June 30, 2012.

Cash Flows from Operating Activities

Operating activities provided approximately $5.1 million in net cash for the six months ended June 30, 2012. This cash used reflects net income generated for the period as adjusted for various items included in the determination of net income that do not affect cash flows during the period and changes in the other components of working capital.

Cash Flows from Investing Activities

Our investing activities provided approximately $6.9 million in net cash during the six months ended June 30, 2012. We used approximately $1.6 million for property, plant and equipment and construction in progress additions and used $300,000 to acquire an option, exercisable through February 7, 2014, to purchase the shares of one of the other shareholders of NSC along with an immediate power of attorney to vote those shares. We collected approximately $820,000 on our loans receivable. We paid off our non-revolving credit facility in April 2012, which allowed for the release of the restriction on $7.5 million that was pledged as collateral on our $10,000,000 non-revolving credit facility with Scotiabank (Cayman) Ltd.

Cash Flows from Financing Activities

Our financing activities used approximately $19.0 million in net cash during the six months ended June 30, 2012, which included approximately $0.8 million in scheduled debt repayments on our 5.95% secured bonds, the redemption of the $8.5 million balance of the Series A bonds, dividends of approximately $2.2 million, and the repayment of $7.5 million on the non-revolving credit facility with Scotiabank (Cayman) Ltd.

Borrowings Outstanding

As of June 30, 2012, we had total borrowings outstanding of $7,632,245, which consisted of the 5.95% secured bonds payable.

5.95% Secured Bonds

In August 2006, we issued $15,771,997 principal amount secured fixed rate bonds in a private offering and received net proceeds (excluding issuance costs and after the offering discount) of $14,445,720. These bonds bear interest at a rate of 5.95%, are repayable in quarterly principal and interest installments of $526,010, and mature in 2016. We have the right to redeem the bonds in full at any time after August 4, 2009 at a premium of 1.5% of the outstanding principal and accrued interest on the bonds on the date of redemption. As of June 30, 2012, $7,849,925 in principal amount was outstanding on these secured bonds. Our obligations under the bonds are secured by fixed and floating charges (i) on all of our assets, including an equitable charge of all of the shares of Cayman Water, and (ii) on all of Cayman Water’s assets including its real estate.

The trust deed for these bonds restricts our ability to enter into new borrowing agreements or any new guarantees without prior approval of the trustee and limits our capital expenditures, with the exception of capital expenditures to be incurred on certain defined projects, to $2,000,000 annually without prior approval by the trustee. The trust deed also contains financial covenants that require us to maintain a debt service coverage ratio of not less than 1.25 to 1, a ratio of long term debt to EBITDA (i.e. earnings before interest, taxes, depreciation and amortization) for the 12 months preceding the ratio calculation date not greater than 2.5 to 1 and a ratio of long term debt to equity equal to or less than 1.5 to 1. As of June 30, 2012, we were deemed to be in compliance with the covenants under the trust deed.

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

Material Commitments, Expenditures and Contingencies

Renewal of Retail License

In the Cayman Islands, we provide water to retail customers under a 20-year license issued to us in July 1990 by the Cayman Islands government that grants us the exclusive right to provide water to retail customers within our licensed service area. Our service area is comprised of an area on Grand Cayman that includes the Seven Mile Beach and West Bay areas, two of the three most populated areas in the Cayman Islands. For the three months ended June 30, 2012 and 2011, we generated approximately 36% and 44%, respectively, of our consolidated revenues and 51% and 53%, respectively, of our consolidated gross profits from the retail water operations conducted pursuant to our exclusive license. For the six months ended June 30, 2012 and 2011, we generated approximately 38% and 45%, respectively, of our consolidated revenues and 52% and 54%, respectively, of our consolidated gross profits from the retail water operations conducted pursuant to our exclusive license. If we are not in default of any terms of the license, we have a right of first refusal to renew the license on terms that are no less favorable than those that the government offers to any third party.

This license was set to expire on July 10, 2010; however, we and the Cayman Islands government have agreed in correspondence to extend the license eight times in order to provide sufficient time to negotiate the terms of a new license agreement. We were advised by a letter from the Water Authority-Cayman (“WAC”) in July 2012 that the government had approved an extension of the license until December 31, 2012. On August 3, 2012, we were notified that the government had formally executed this extension.

On February 14, 2011, the Water Production and Supply Law, 2011 (which replaces the Water (Production and Supply) Law (1996 Revision) under which the Company is licensed) and the Water Authority (Amendment) Law, 2011 (the “New Laws”) were published on terms that they would come into force on such date as may be appointed by Order made by the Governor in Cabinet. Such Order was subsequently made by Cabinet and the New Laws are now in full force and effect. Under the New Laws, the WAC would issue any new license which could include a rate of return on invested capital model described below.

We were recently advised in correspondence from the Cayman Islands government and the WAC that: (i) the WAC is now the principal negotiator, and not the Cayman Islands government, in these license negotiations, and (ii) the WAC has determined that the “rate of return on invested capital” model (“RCAM”) is in the best interest of the public and the Company’s customers.  RCAM is the rate model currently utilized in the electricity transmission and distribution license granted by the Cayman Islands government to the Caribbean Utilities Company, Ltd.

On July 3, 2012, in an effort to resolve several issues relating to our retail license renewal negotiations, we filed an Application for Leave to Apply for Judicial Review (the “Application”) with the Grand Court of the Cayman Islands (the “Court”), stating that:  (i) certain provisions of The Water Authority Law, 2011 and The Water (Production and Supply) Law, 2011, appear to be incompatible, (ii) the WAC’s roles as the principal license negotiator, statutory regulator and our competitor put the WAC in a position of hopeless conflict,  and (iii) the WAC’s decision to replace the rate structure under our current exclusive license with RCAM was predetermined and unreasonable.

Throughout the course of the retail license renewal negotiations, we have objected to the use of RCAM on the basis that we believe such a model would not promote the efficient operation of our water utility and could ultimately increase water rates to our customers.

We believe that the Court will agree to consider the issues we raised in the Application.  If the Court agrees to consider the issues set forth in the Application, we would have the opportunity (as would the WAC and the Cayman Islands government) to present our positions to the Court in a trial proceeding.

If the Court does not agree to consider the issues raised in the Application, our recourse would be to file an appeal with the Court of Appeal of the Cayman Islands or continue to engage in negotiations for a new license agreement with the Cayman Islands government.  If we do not ultimately enter into a new license agreement and no other party is awarded a license, we expect to be permitted to continue to supply water to our service area, subject to entering into a new license.  It is possible that the Cayman Islands government could offer a third party a license to service some or all of our present service area.  In such event, we may assume the license offered to the third party by exercising our right of first refusal.  However, the terms of any new license agreement may not be as favorable to us as the terms under which we are presently operating and could materially reduce the operating income and cash flows that we have historically generated from our retail license and could require us to record an impairment loss to reduce the $3.6 million carrying value of our goodwill.  Such impairment loss could be material to our results of operations.

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

The Court issued a preliminary ruling with respect to this litigation on September 17, 2009. The Court determined that the BVI government was entitled to immediate ownership and possession of the Baughers Bay plant and dismissed OC-BVI’s claim for compensation of approximately $4.7 million for the expenditures made to expand the production capacity of the plant. However, the Court determined that OC-BVI was entitled to full payment of water invoices issued up to December 20, 2007, which had been calculated under the terms of the original 1990 Agreement, and ordered the BVI government to make an immediate interim payment of $5.0 million to OC-BVI. The Court deferred deciding the entire dispute between the parties until it could conduct a hearing to determine the reasonable rate for water produced by OC-BVI for the period subsequent to December 20, 2007.

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

Although it upheld the $10.4 million awarded by the Court, in the course of its ruling the Appellate Court stated that all issues concerning payment of the $10.4 million award had been settled prior to the hearing of the appeal. In fact both OC-BVI and the BVI government acknowledge that to date the BVI government has paid only $5.0 million of the $10.4 million award. The BVI government appears to have taken the position that, notwithstanding this fact, it will make no further payments on the $10.4 million award pending clarification or correction of the Appellate Court statement regarding the award. OC-BVI is taking steps to enforce payment of the outstanding amount, but has also taken the precaution of applying for leave to appeal to the Privy Council against this latter finding should it be necessary to do so.

Accordingly, the amounts awarded by the Appellate Court will not be recognized in our earnings from our investment in OC-BVI until such time as the BVI government pays OC-BVI such amounts.

We account for our investment in OC-BVI in accordance with the equity method of accounting for investments in common stock. This method requires recognition of a loss on an equity investment that is other than temporary, and indicates that a current fair value of an equity investment that is less than its carrying amount may indicate a loss in the value of the investment. To test for possible impairment of our investment in OC-BVI, we estimate its fair value periodically, based upon any significant change in circumstances. In making our estimates, we calculate the expected cash flows from our investment in OC-BVI by estimating the expected cash flows from (i) OC-BVI’s contract with the BVI government to supply water from its Bar Bay plant; and (ii) the resolution of the Baughers Bay litigation. The resulting sum represents our best estimate of the future cash flows to be derived from our investment in OC-BVI, which are present-valued to estimate OC-BVI’s fair value.

Based upon the estimated fair value determined as of June 30, 2012, we concluded that no impairment loss was required to be recognized on our investment in OC-BVI for the six months ended June 30, 2012. This conclusion assumes that the BVI government will fulfill its obligations under the contract for the Bar Bay plant and that OC-BVI will collect all of the $10.4 million awarded by the Court (of which only $5.0 million has been received to date). Should OC-BVI ultimately be unable to collect all of the $10.4 million we will be required to record an impairment charge that will reduce the carrying value of our investment in OC-BVI by approximately 44% of any shortfall in collecting the $10.4 million. If the BVI government fails to honor the terms of its agreement for water supplied by OC-BVI’s Bar Bay plant, the actual cash flows from OC-BVI could vary materially from the expected cash flows we used in determining OC-BVI’s fair value as of June 30, 2012 and we would be required to record an impairment charge to reduce the carrying value of our investment in OC-BVI. Such impairment charges would reduce our earnings and could have a material adverse impact on our results of operations and financial condition.

Goodwill Valuation

At times during the past two fiscal years the carrying value of our stockholders equity has exceeded our market capitalization. A decline in the market price of a company’s common stock below its book value is one indication under U.S. generally accepted accounting principles that the carrying value of a company’s goodwill may exceed its implied fair value.

Our goodwill amounted to $3,587,754 as of June 30, 2012. We could ultimately be required to record an impairment charge for a portion or all of this goodwill if our common stock continues to trade at prices that are less than our book value. Such an impairment charge could have a material adverse impact on our results of operations.

Mexico Affiliate

In May 2010, we acquired, through our wholly-owned Netherlands subsidiary, Consolidated Water Cooperatief, U.A., a 50% interest in N.S.C. Agua, S.A. de C.V., (“NSC”) a Mexican company.  NSC has been formed to pursue a project encompassing the construction, ownership and operation of a 100 million gallon per day seawater reverse osmosis desalination plant to be located in northern Baja California, Mexico and an accompanying pipeline to deliver water to a Mexican potable water system and the U.S. border.   We believe such a project can  be successful due to what we anticipate will be a growing need for a new potable water supply for the areas of northern Baja California, Mexico and Southern California, United States. To complete this project, we have engaged an engineering group with extensive regional experience and have signed a memorandum of understanding with Doosan Heavy Industries and Construction, a global leader in the engineering, procurement and construction of large seawater desalination plants.  Once completed, we would operate the plant and retain a minority position in its ownership.  NSC is in the development stage, and is presently involved in (i) extending contracts for the purchase of land on which to build the plant, (ii) seeking contracts for the electric power and feed water sources for the plant’s proposed operations, and (iii) implementing a water quality monitoring and equipment testing program at the proposed feed water source. In addition to completing these activities, NSC will be required to complete various other steps before it can commence construction of the plant and pipeline including, but not limited to, obtaining approvals and permits from various governmental agencies in Mexico and the United States, securing contracts with its proposed customers to sell water in sufficient quantities and at prices that make the project financially viable, and obtaining equity and debt financing for the project. NSC’s potential customers will also be required to obtain various governmental permits and approvals in order to purchase water from NSC.

For our 50% interest in NSC, we agreed to provide the initial funding of $4 million in the form of equity for NSC’s development activities. Because we exercise effective financial control over NSC and our partners in NSC did not participate in funding the first $4 million in losses that NSC incurred, we consolidate NSC’s results of operations. Included in our condensed consolidated results of operations for the three months ended June 30, 2012 and 2011 are approximately $399,000 and $700,000, respectively, and for the six months ended June 30, 2012 and 2011 are approximately $740,000 and $1.8 million, respectively, in general and administrative expenses for NSC. Such expenses consist of legal, accounting, engineering, consulting and other costs relating to NSC’s project development activities. The assets and liabilities relating to NSC included in our condensed consolidated balance sheet amounted to approximately $417,000 and $108,000, respectively, as of June 30, 2012 and approximately $121,000 and $367,000, respectively, as of December 31, 2011.

In February 2012, we acquired an option, exercisable through February 7, 2014, to purchase the shares of one of the other shareholders of NSC along with an immediate power of attorney to vote those shares. As a result, we now have effective control over NSC and are continuing its project development activities.

On July 19, 2012, NSC and the landowner extended the purchase contract for a portion of the land on which the proposed plant would be constructed. In exchange for additional prepayments of (i) $500,000 paid at signing of the extension and (ii) a further $500,000 payable on May 15, 2013, NSC was granted an extension of the purchase agreement until May 15, 2014. NSC is currently evaluating whether to enter into a similar extension agreement with a separate landowner for an additional parcel of land.

We estimate that it will take at least through the fourth quarter of 2013 for NSC to complete all of the development activities (which include initiating site piloting plant activities, extending all purchase agreements for the land for the plant, securing feed water and power supplies, completing the engineering and feasibility studies, negotiating customer contracts, obtaining required regulatory permits and arranging the project financing) necessary to commence construction of the plant. We presently expect to expend an additional $6.5 million for these project development activities over the next four fiscal quarters. However, NSC may ultimately be unable to complete all of the activities necessary to begin construction of the project.

NPDC Water Company Ltd.

We, through our subsidiary CW-Bahamas, formed a joint venture in May 2012 with The New Providence Development Company Limited ("NPDC") in Nassau, Bahamas. This joint venture, the NPDC Water Company Ltd. (“NPDC Water”), will own and operate a retail water utility that will provide potable water to some of the most prestigious residential and business areas in The Bahamas, including Lyford Cay and Old Fort Bay. NPDC Water will operate pursuant to a 25-year exclusive water utility franchise granted by the Bahamas government for the western end of New Providence Island.

We have agreed to purchase 50% of the ownership in the joint venture for $7 million. NPDC is transferring its existing retail water utility business to NPDC Water for its 50% ownership. This existing business currently collects groundwater from approximately 1,700 acres of land, treats that groundwater and distributes potable water to approximately 1,000 customers. NPDC Water has a license to continue collecting this water for the term of the 25-year franchise. We will be contracted to provide management and engineering services for NPDC Water, including the construction of a new water treatment plant that incorporates ultra-filtration, brackish water reverse osmosis and seawater reverse osmosis technologies. Construction of the plant is scheduled for completion in the first half of 2013. We will also operate and maintain NPDC Water’s recently constructed sewerage treatment plant.

The closing for the funding of the joint venture is expected to occur during the three months ended September 30, 2012 once certain closing conditions relating to the transfer of existing assets from NPDC to NPDC Water have been satisfied, after which NPDC Water will commence construction of the new plant improvements.

CW-Belize

By Statutory Instrument No. 81 of 2009, the Minister of Public Utilities of the government of Belize published an order, the Public Utility Provider Class Declaration Order, 2009 (the “Order”), which as of May 1, 2009 designated Consolidated Water (Belize) Limited (”CW-Belize”) as a public utility provider under the laws of Belize. With this designation, the Public Utilities Commission of Belize (the “PUC”) has the authority to set the rates charged by CW-Belize and to otherwise regulate its activities. On November 1, 2010, CW-Belize received a formal complaint from the PUC alleging that CW-Belize was operating without a license under the terms of the Water Industry Act. CW-Belize applied for this license in December 2010. On July 29, 2011 the PUC issued the San Pedro Public Water Supply Quality and Security Complaint Order (the “Second Order”) which among other things requires that (i) CW-Belize and its customer jointly make a submission to the responsible Minister requesting that the area surrounding CW-Belize’s seawater abstraction wells be designated a forest reserve or national park and be designated a Controlled Area under section 58 of the Water Industry Act, (ii) CW-Belize submit an operations manual for CW-Belize’s desalination plant to the PUC for approval, (iii) CW-Belize and its customer modify the water supply agreement between the parties to (a) include new water quality parameters included in the Order and (b) cap the current exclusive water supply arrangement in the agreement at maximum of 450,000 gallons per day, (iv) CW-Belize keep a minimum number of replacement seawater RO membranes in stock at all times and (v) CW-Belize take possession of and reimburse the PUC for certain equipment which the PUC purchased from a third-party in late 2010. CW-Belize has applied for declaratory judgment and has been granted a temporary injunction to stay the enforcement of the Second Order by the PUC until such time as the matter can be heard by the Belize courts. We are presently unable to determine what impact the Order and the Second Order will have on our results of operations, financial position or cash flows.

Transfers of U.S. dollars from CW-Belize to our other subsidiaries require authorization in advance from the Central Bank of Belize.

Dividends

•	On January 31, 2012, we paid a dividend of $0.075 to shareholders of record on January 1, 2012.
•	On April 30, 2012, we paid a dividend of $0.075 to shareholders of record on April 1, 2012.
•	On May 23, 2012, our Board declared a dividend of $0.075 payable on July 31, 2012 to shareholders of record on July 1, 2012.

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

Our exclusive license to provide water to retail customers in the Cayman Islands may not be renewed in the future or could be renewed on terms materially less favorable to us.

In the Cayman Islands, we provide water to retail customers under a 20-year license issued to us in July 1990 by the Cayman Islands government that grants us the exclusive right to provide water to retail customers within our licensed service area. Our service area is comprised of an area on Grand Cayman that includes the Seven Mile Beach and West Bay areas, two of the three most populated areas in the Cayman Islands. For the three months ended June 30, 2012 and 2011, we generated approximately 36% and 44%, respectively, of our consolidated revenues and 51% and 53%, respectively, of our consolidated gross profits from the retail water operations conducted pursuant to our exclusive license. For the six months ended June 30, 2012 and 2011, the Company generated 38% and 45%, respectively, of its consolidated revenues and 52% and 54%, respectively, of its consolidated gross profits from the retail water operations conducted pursuant to our exclusive license. If we are not in default of any terms of the license, we have a right of first refusal to renew the license on terms that are no less favorable than those that the government offers to any third party.

This license was set to expire on July 10, 2010; however, we and the Cayman Islands government have agreed in correspondence to extend the license eight times in order to provide sufficient time to negotiate the terms of a new license agreement. We were advised by a letter from the Water Authority-Cayman (“WAC”) in July 2012 that the government had approved an extension of the license until December 31, 2012. On August 3, 2012, we were notified that the government had formally executed this extension.

On February 14, 2011, the Water Production and Supply Law, 2011 (which replaces the Water (Production and Supply) Law (1996 Revision) under which the Company is licensed) and the Water Authority (Amendment) Law, 2011 (the “New Laws”) were published on terms that they would come into force on such date as may be appointed by Order made by the Governor in Cabinet. Such Order was subsequently made by Cabinet and the New Laws are now in full force and effect. Under the New Laws, the WAC would issue any new license which could include a rate of return on invested capital model described below.

We were recently advised in correspondence from the Cayman Islands government and the WAC that: (i) the WAC is now the principal negotiator, and not the Cayman Islands government, in these license negotiations, and (ii) the WAC has determined that the “rate of return on invested capital” model (“RCAM”) is in the best interest of the public and the Company’s customers.  RCAM is the rate model currently utilized in the electricity transmission and distribution license granted by the Cayman Islands government to the Caribbean Utilities Company, Ltd.

On July 3, 2012, in an effort to resolve several issues relating to our retail license renewal negotiations, we filed an Application for Leave to Apply for Judicial Review (the “Application”) with the Grand Court of the Cayman Islands (the “Court”), stating that:  (i) certain provisions of The Water Authority Law, 2011 and The Water (Production and Supply) Law, 2011, appear to be incompatible, (ii) the WAC’s roles as the principal license negotiator, statutory regulator and our competitor put the WAC in a position of hopeless conflict,  and (iii) the WAC’s decision to replace the rate structure under our current exclusive license with RCAM was predetermined and unreasonable.

Throughout the course of the retail license renewal negotiations, we have objected to the use of RCAM on the basis that we believe such a model would not promote the efficient operation of our water utility and could ultimately increase water rates to our customers.

If the Court agrees to consider the issues set forth in the Application, we would have the opportunity (as would the WAC and the Cayman Islands government) to present our positions to the Court in a trial proceeding.

If the Court does not agree to consider the issues raised in the Application, our recourse would be to file an appeal with the Court of Appeal of the Cayman Islands or continue to engage in negotiations for a new license agreement with the Cayman Islands government.  If we do not ultimately enter into a new license agreement and no other party is awarded a license, we expect to be permitted to continue to supply water to our service area, subject to entering into a new license.  It is possible that the Cayman Islands government could offer a third party a license to service some or all of our present service area.  In such event, we may assume the license offered to the third party by exercising our right of first refusal.  However, the terms of any new license agreement may not be as favorable to us as the terms under which we are presently operating and could materially reduce the operating income and cash flows that we have historically generated from our retail license and could require us to record an impairment loss to reduce the $3.6 million carrying value of our goodwill.  Such impairment loss could be material to our results of operations.

The $6.3 million carrying value of our investment in our affiliate OC-BVI as of June 30, 2012 is dependent upon collecting all of the $10.4 million awarded by the Eastern Caribbean Supreme Court.

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

The Court issued a preliminary ruling with respect to this litigation in September 2009. The Court determined that the BVI government was entitled to immediate ownership and possession of the Baughers Bay plant and dismissed OC-BVI’s claim for compensation of approximately $4.7 million for the expenditures made to expand the production capacity of the plant. However, the Court determined that OC-BVI was entitled to full payment of water invoices issued up to December 20, 2007, which had been calculated under the terms of the original 1990 Agreement, and ordered the BVI government to make an immediate interim payment of $5.0 million to OC-BVI. The Court deferred deciding the entire dispute between the parties until it could conduct a hearing to determine the reasonable rate for water produced by OC-BVI for the period subsequent to December 20, 2007.

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

The $6.3 million carrying value of our investment in OC-BVI as of June 30, 2012 is based upon the assumption that OC-BVI will collect all of the $10.4 million awarded by the Court (of which only $5.0 million has been received to date). Should OC-BVI ultimately be unable to collect all of the $10.4 million awarded by the Court we will be required to record an impairment charge that will reduce the carrying value of our investment in OC-BVI by approximately 44% of any shortfall in collecting the $10.4 million. Such impairment charge would reduce our earnings and could have a material adverse impact on our results of operations and financial condition.

We could be required to record an impairment charge to reduce the carrying value of our goodwill if the market price of our common stock does not significantly increase in the future.

At times during the past two fiscal years the carrying value of our stockholders equity has exceeded our market capitalization. A decline in the market price of a company’s common stock below its book value is one indication under U.S. generally accepted accounting principles that the carrying value of a company’s goodwill may exceed its implied fair value.

Our goodwill amounted to $3,587,754 as of June 30, 2012. We could ultimately be required to record an impairment charge for a portion or all of this goodwill if our common stock continues to trade at prices that are less than our book value. Such an impairment charge could have a material adverse impact on our results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In June 2012, we issued 10,033 shares of preferred stock to 71 employees for services rendered. An additional 151 shares of preferred stock were issued for cash to one employee at a price of $6.46 per share. The issuance of the preferred stock to 69 of the employees was exempt from registration under Regulation S promulgated under the Securities Act of 1933 (the “Securities Act”) because the shares were issued outside of the United States to non-US persons (as defined in Regulation S). Two of the employees are US persons and the issuance of the shares to them was exempt under Section 4(2) of the Securities Act.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description

10.1	Amendment to a License to Produce Potable Water dated July 11, 2012 between Cayman Water Company Limited and the Government of the Cayman Islands.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

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

Date: August 9, 2012

