Form 10-Q
period 2012-09-30
CONSOLIDATED WATER CO LTD
filed 2012-11-09
CIK 928340

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

As of November 2, 2012, 14,582,125 shares of the registrant’s common stock, with US$0.60 par value, were outstanding.

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

Our Netherlands subsidiary conducts business in US$ and Euros. Our Mexico affiliate conducts business in US$ and Mexican pesos. Our Indonesian subsidiary conducts business in US$ and Indonesian rupiahs. The exchanges rates for conversion of Euros, Mexican pesos and Indonesian rupiahs into US$ fluctuate based upon market conditions.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED WATER CO. LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2012	2011
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$31,644,158	$37,624,179
Restricted cash	-	7,500,000
Marketable securities	8,561,807	8,496,372
Accounts receivable, net	11,138,296	8,537,232
Inventory	1,531,158	1,451,639
Prepaid expenses and other current assets	3,286,960	1,880,105
Current portion of loans receivable	1,822,218	1,843,600
Total current assets	57,984,597	67,333,127

Property, plant and equipment, net	60,705,031	64,185,110
Construction in progress	1,164,081	141,204
Inventory, non-current	4,565,940	3,861,470
Loans receivable	9,488,846	10,758,873
Investment in OC-BVI	6,442,391	6,634,598
Intangible assets, net	1,544,841	1,501,824
Goodwill	3,587,754	3,587,754
Other assets	2,610,596	2,855,471
Total assets	$148,094,077	$160,859,431

LIABILITIES AND EQUITY
Current liabilities
Accounts payable and other current liabilities	$5,807,730	$4,617,770
Dividends payable	1,158,049	1,156,081
Current portion of long term debt	1,617,600	17,531,134
Total current liabilities	8,583,379	23,304,985
Long term debt	5,628,421	6,852,660
Other liabilities	411,035	420,430
Total liabilities	14,622,835	30,578,075
Equity
Consolidated Water Co. Ltd. stockholders' equity
Redeemable preferred stock, $0.60 par value. Authorized 200,000 shares; issued and outstanding 30,265 and 22,427 shares, respectively	18,159	13,456
Class A common stock, $0.60 par value. Authorized 24,655,000 shares; issued and outstanding 14,582,125 and 14,568,696 shares, respectively	8,749,275	8,741,217
Class B common stock, $0.60 par value. Authorized 145,000 shares; none issued or outstanding	-	-
Additional paid-in capital	82,385,735	81,939,211
Retained earnings	40,350,812	38,030,943
Total Consolidated Water Co. Ltd. stockholders' equity	131,503,981	128,724,827
Non-controlling interests	1,967,261	1,556,529
Total equity	133,471,242	130,281,356
Total liabilities and equity	$148,094,077	$160,859,431

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONSOLIDATED WATER CO. LTD.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Retail water revenues	$5,703,233	$5,283,676	$18,138,615	$18,212,067
Bulk water revenues	10,031,176	7,452,759	30,313,063	22,394,239
Services revenues	105,727	70,217	347,964	942,838

Total revenues	15,840,136	12,806,652	48,799,642	41,549,144

Cost of retail revenues	2,798,560	2,865,554	8,720,675	8,819,155
Cost of bulk revenues	7,777,247	5,807,061	23,301,186	17,739,995
Cost of services revenues	29,335	125,187	183,238	479,383

Total cost of revenues	10,605,142	8,797,802	32,205,099	27,038,533

Gross profit	5,234,994	4,008,850	16,594,543	14,510,611

General and administrative expenses	4,089,575	3,031,951	11,052,833	10,005,245

Income from operations	1,145,419	976,899	5,541,710	4,505,366

Other income (expense):
Interest income	198,604	265,934	649,494	927,885
Interest expense	(146,880)	(170,659)	(737,330)	(864,944)
Other income	69,999	70,224	225,166	211,768
Equity in earnings of OC-BVI	99,932	159,250	201,693	791,722
Other income (expense), net	221,655	324,749	339,023	1,066,431

Net income	1,367,074	1,301,648	5,880,733	5,571,797
Income attributable to non-controlling interests	62,231	15,580	275,732	363,057

Net income attributable to Consolidated Water Co. Ltd. stockholders	$1,304,843	$1,286,068	$5,605,001	$5,208,740

Basic earnings per common share attributable to Consolidated Water Co. Ltd. common stockholders	$0.09	$0.09	$0.38	$0.36
Diluted earnings per common share attributable to Consolidated Water Co. Ltd. common stockholders	$0.09	$0.09	$0.38	$0.36
Dividends declared per common share	$0.075	$0.075	$0.225	$0.225

Weighted average number of common shares used in the determination of:
Basic earnings per share	14,580,946	14,560,765	14,576,790	14,558,670
Diluted earnings per share	14,617,195	14,590,509	14,604,398	14,595,668

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONSOLIDATED WATER CO. LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2012	2011
Net cash provided by (used in) operating activities	$8,443,606	$14,633,067

Cash flows from investing activities
Additions to property, plant and equipment and construction in progress	(3,057,839)	(10,245,978)
Distribution of earnings from OC-BVI	507,525	202,631
Collections of loans receivable	1,283,518	1,290,265
Collections of loan receivable from OC-BVI	-	1,450,000
Payment for NSC option agreement	(300,000)	-
Release of restriction on cash balances for non-revolving credit facility	7,500,000	-
Net cash provided by (used in) investing activities	5,933,204	(7,303,082)

Cash flows from financing activities
Dividends paid	(3,283,164)	(3,275,403)
Issuance (repurchase) of redeemable preferred stock, net	1,154	1,542
Principal repayments of long term debt	(9,709,821)	(1,140,436)
Capital contribution from non-controlling interest	135,000	-
Principal repayment of non-revolving credit facility	(7,500,000)	-
Net cash provided by (used in) financing activities	(20,356,831)	(4,414,297)

Net increase (decrease) in cash and cash equivalents	(5,980,021)	2,915,688
Cash and cash equivalents at beginning of period	37,624,179	46,130,237
Cash and cash equivalents at end of period	$31,644,158	$49,045,925

Interest paid in cash, net of capitalized interest of $176,785 in 2011	$559,361	$738,934

Non-cash investing and financing activities
Issuance of 10,033 shares and 7,455 shares, respectively, of redeemable preferred stock for services rendered	$77,856	$65,902
Conversion of 2,629 shares and 2,145 shares, respectively, of redeemable preferred stock to common stock	$1,577	$1,287
Issuance of common stock to executive management for bonus payable	$92,664	$28,025
Dividends declared but not paid	$1,095,929	$1,093,763

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

2. Basis of presentation

The accompanying condensed consolidated financial statements include the accounts of the Company’s (i) wholly-owned subsidiaries, Aquilex, Inc., Cayman Water Company Limited (“Cayman Water”), Consolidated Water (Asia) Pte Ltd. (“CW-Asia”), Consolidated Water (Belize) Limited (“CW-Belize”), Ocean Conversion (Cayman) Limited (“OC-Cayman”), DesalCo Limited (“DesalCo”), Consolidated Water Cooperatief, U.A. (“CW-Coop”); (ii) majority-owned subsidiaries Consolidated Water (Bahamas) Ltd. (“CW-Bahamas”) and PT Consolidated Water Bali (“CW-Bali”); and (iii) affiliates Consolidated Water (Bermuda) Limited (“CW-Bermuda”) and N.S.C. Agua, S.A. de C.V. (“NSC”), which are consolidated for financial reporting purposes because the Company has a controlling financial interest in these companies. The Company’s investment in its other affiliate, Ocean Conversion (BVI) Ltd. (“OC-BVI”), is accounted for using the equity method of accounting. All significant intercompany balances and transactions have been eliminated in consolidation.

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

3. Fair value measurements

As of September 30, 2012 and December 31, 2011, the carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and other liabilities and dividends payable approximate their fair values due to the short term maturities of these instruments. Management considers that the carrying amounts for loans receivable and long term debt as of September 30, 2012 and December 31, 2011 approximate their fair values.

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

The following table presents the Company’s fair value hierarchy for assets and liabilities measured at fair value as of September 30, 2012 and December 31, 2011:

	September 30, 2012
	Level 1	Level 2	Level 3	Total
Assets:
Recurring
Cash equivalents	$3,167,672	$-	$-	$3,167,672
Marketable securities	8,561,807	-	-	8,561,807
Total Recurring	$11,729,479	$-	$-	$11,729,479
Nonrecurring
Investment in affiliate	$-	$-	$6,442,391	$6,442,391

	December 31, 2011
	Level 1	Level 2	Level 3	Total
Assets:
Recurring
Cash equivalents	$16,177,462	$-	$-	$16,177,462
Restricted cash	7,500,000	-	-	7,500,000
Marketable securities	8,496,372	-	-	8,496,372
Total Recurring	$32,173,834	$-	$-	$32,173,834
Nonrecurring
Investment in affiliate	$-	$-	$6,634,598	$6,634,598

A reconciliation of the beginning and ending balances for Level 3 investments for the nine months ended September 30, 2012:

Balance as of December 31, 2011	$6,634,598
Equity in earnings of OC-BVI	201,693
Distribution of earnings from OC-BVI	(393,900)
Balance as of September 30, 2012	$6,442,391

4. Stock-based compensation

The Company issues stock under incentive plans that form part of employees’ and non-executive directors’ remuneration. The Company also grants options to purchase common stock as part of remuneration for certain long-serving employees.

Stock-based compensation totaled $100,891 and $138,206 for the three months ended September 30, 2012 and 2011, respectively, and $296,674 and $339,973 for the nine months ended September 30, 2012 and 2011, respectively, and is included in general and administrative expenses in the condensed consolidated statements of income.

In June 2012, the Company granted 10,033 preferred stock options to certain employees under its Employee Share Incentive Plan. The significant weighted average assumptions for these preferred stock options were as follows: risk free interest rate of 0.08%; expected option life of 0.08 years; expected volatility of 30.84%; expected dividend yield of 3.87%.  These preferred stock options began vesting on June 13, 2012 and expired thirty days from the vesting date.

In July 2012, the Company issued 5,780 common stock options to certain employees under its 2001 Employee Share Option Plan. The significant weighted average assumptions for these common stock options were as follows: risk free interest rate of 0.57%; expected option life of 4.08 years; expected volatility of 65.29%; expected dividend yield of 3.62%. The common stock options vest on July 1, 2016 and expire thirty days from the vesting date.

The Company estimates the fair value of the stock options granted and rights to acquire stock using the Black-Scholes option pricing model which requires the Company to make a number of estimates and assumptions including forfeiture rate, volatility and expected life. The Company does not assume any forfeitures in calculating the fair value of its stock options. The Company estimates expected volatility based primarily upon the historical volatility of the Company’s common stock. The expected life of options granted represents the period of time that options granted are expected to be outstanding, which incorporates the contractual terms, grant vesting schedules and terms and expected employee behaviors. As the Company has so far only awarded what the SEC has defined as “plain vanilla options”, the Company uses the “simplified method” allowed by the SEC for determining the expected life of the options granted.

A summary of stock option activity under the Company’s share-based compensation plans for the nine months ended September 30, 2012 is presented in the following table:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (1)
Outstanding at beginning of period	378,394	$14.91
Granted	15,813	7.13
Exercised	(1,384)	6.46
Forfeited / expired	(77,169)	18.99
Outstanding as of September 30, 2012	315,654	$13.56	2.32	$32,701
Exercisable as of September 30, 2012	199,300	$15.34	1.49	$32,701

(1)	The intrinsic value of a stock option represents the amount by which the fair value of the underlying stock, measured by reference to the closing price of the common stock of $8.27 in the NASDAQ Global Select Market on September 30, 2012, exceeds the exercise price of the option.

As of September 30, 2012, 116,354 non-vested options and 199,300 vested options were outstanding, with weighted average exercise prices of $10.51 and $15.34, respectively, and average remaining contractual lives of 3.73 years and 1.49 years, respectively.  The total remaining unrecognized compensation costs related to unvested stock-based arrangements were $189,475 as of September 30, 2012 and are expected to be recognized over a weighted average period of 3.73 years.

As of September 30, 2012, unrecognized compensation costs relating to redeemable preferred stock outstanding were $129,385, and are expected to be recognized over a weighted average period of 1.23 years.

5. Segment information

The Company has three reportable segments: retail, bulk and services. The retail segment serves the Seven Mile Beach and West Bay areas of Grand Cayman Island pursuant to an exclusive license granted by the Cayman Islands government to Cayman Water to own and operate the water utility for these areas. The bulk segment supplies potable water to government utilities in Grand Cayman, the Bahamas and Belize under long-term contracts. The services segment designs, constructs and sells desalination plants and provides desalination plant management and operating services to third parties.

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

	Three Months Ended September 30, 2012
	Retail	Bulk	Services	Total
Revenues	$5,703,233	$10,031,176	$105,727	$15,840,136
Cost of revenues	2,798,560	7,777,247	29,335	10,605,142
Gross profit	2,904,673	2,253,929	76,392	5,234,994
General and administrative expenses	3,241,323	316,240	532,012	4,089,575
Income (loss) from operations	(336,650)	1,937,689	(455,620)	1,145,419
Other income (expense), net				221,655
Consolidated net income				1,367,074
Income attributable to non-controlling interests				62,231
Net income attributable to Consolidated Water Co. Ltd. stockholders				$1,304,843

	Nine Months Ended September 30, 2012
	Retail	Bulk	Services	Total
Revenues	$18,138,615	$30,313,063	$347,964	$48,799,642
Cost of revenues	8,720,675	23,301,186	183,238	32,205,099
Gross profit	9,417,940	7,011,877	164,726	16,594,543
General and administrative expenses	8,730,075	953,004	1,369,754	11,052,833
Income (loss) from operations	687,865	6,058,873	(1,205,028)	5,541,710
Other income (expense), net				339,023
Consolidated net income				5,880,733
Income attributable to non-controlling interests				275,732
Net income attributable to Consolidated Water Co. Ltd. stockholders				$5,605,001

As of September 30, 2012:
Property plant and equipment, net	$24,443,943	$35,537,488	$723,600	$60,705,031
Construction in progress	868,202	295,879	-	1,164,081
Goodwill	1,170,511	2,328,526	88,717	3,587,754
Total assets	60,820,634	83,601,963	3,671,480	148,094,077

	Three Months Ended September 30, 2011
	Retail	Bulk	Services	Total
Revenues	$5,283,676	$7,452,759	$70,217	$12,806,652
Cost of revenues	2,865,554	5,807,061	125,187	8,797,802
Gross profit	2,418,122	1,645,698	(54,970)	4,008,850
General and administrative expenses	2,324,785	375,630	331,536	3,031,951
Income (loss) from operations	93,337	1,270,068	(386,506)	976,899
Other income (expense), net				324,749
Consolidated net income				1,301,648
Income attributable to non-controlling interests				15,580
Net income attributable to Consolidated Water Co. Ltd. stockholders				$1,286,068

	Nine Months Ended September 30, 2011
	Retail	Bulk	Services	Total
Revenues	$18,212,067	$22,394,239	$942,838	$41,549,144
Cost of revenues	8,819,155	17,739,995	479,383	27,038,533
Gross profit	9,392,912	4,654,244	463,455	14,510,611
General and administrative expenses	6,890,482	965,159	2,149,604	10,005,245
Income (loss) from operations	2,502,430	3,689,085	(1,686,149)	4,505,366
Other income (expense), net				1,066,431
Consolidated net income				5,571,797
Income attributable to non-controlling interests				363,057
Net income attributable to Consolidated Water Co. Ltd. stockholders				$5,208,740

As of September 30, 2011:
Property plant and equipment, net	$25,811,059	$25,602,854	$964,920	$52,378,833
Construction in progress	154,242	9,589,484	-	9,743,726
Goodwill	1,170,511	2,328,526	88,717	3,587,754
Total assets	69,091,372	81,605,190	4,892,413	155,588,975

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

The following summarizes information related to the computation of basic and diluted EPS for the three and nine months ended September 30, 2012 and 2011.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net income attributable to Consolidated Water Co. Ltd. common stockholders	$1,304,843	$1,286,068	$5,605,001	$5,208,740
Less: preferred stock dividends	(2,270)	(1,716)	(6,810)	(5,391)
Net income available to common shares in the determination of basic earnings per common share	$1,302,573	$1,284,352	$5,598,191	$5,203,349

Weighted average number of common shares in the determination of basic earnings per common share attributable to Consolidated Water Co. Ltd. common stockholders	14,580,946	14,560,765	14,576,790	14,558,670
Plus:
Weighted average number of preferred shares outstanding during the period	31,504	22,703	25,980	19,038
Potential dilutive effect of unexercised options	4,745	7,041	1,628	17,960
Weighted average number of shares used for determining diluted earnings per common share attributable to Consolidated Water Co. Ltd. common stockholders	14,617,195	14,590,509	14,604,398	14,595,668

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

The Company’s equity investment in OC-BVI amounted to $6,442,391 and $6,634,598 as of September 30, 2012 and December 31, 2011, respectively.

Until 2009, substantially all of the water sold by OC-BVI to the Ministry was supplied under a Water Supply Agreement dated May 1990 (the “1990 Agreement”) and was produced by one desalination plant with a capacity of 1.7 million gallons per day located at Baughers Bay, Tortola (the “Baughers Bay plant”). As discussed later in this Note (see “Baughers Bay dispute”), the BVI government assumed the operating responsibilities for the Baughers Bay plant in March 2010. During 2007, OC-BVI completed, for a total cost of approximately $8 million, the construction of a desalination plant with a capacity of 720,000 gallons per day located at Bar Bay, Tortola (the “Bar Bay plant”). OC-BVI began selling water to the Ministry from this plant in January 2009 and on March 4, 2010, OC-BVI and the BVI government executed a definitive seven-year contract for the Bar Bay plant (the “Bar Bay Agreement”). Under the terms of the Bar Bay Agreement, OC-BVI delivers up to 600,000 gallons of water per day to the BVI government from the Bar Bay plant. The Bar Bay Agreement includes a seven-year extension option exercisable by the BVI government and required OC-BVI to complete a storage reservoir on the BVI government site by no later than March 4, 2011. OC-BVI has not commenced construction of this storage reservoir due to the BVI government’s failure to pay (i) the invoices for the water provided by the Bar Bay plant on a timely basis; and (ii) the full amount ordered pursuant to a court ruling relating to the Baughers Bay dispute (see discussion that follows).

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

Summarized financial information for OC-BVI is presented as follows:

	September 30,	December 31,
	2012	2011
Current assets	$2,838,327	$2,726,046
Non-current assets	6,921,731	7,436,845
Total assets	$9,760,058	$10,162,891

	September 30,	December 31,
	2012	2011
Current liabilities	$2,089,703	$2,109,284
Non-current liabilities	2,007,919	2,218,519
Total liabilities	$4,097,622	$4,327,803

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Water sales	$1,073,610	$996,708	$3,227,022	$3,935,655
Gross profit	$434,365	$371,824	$1,095,653	$2,069,123
Income from operations	$227,140	$340,392	$368,196	$1,648,483
Net income	$224,890	$365,839	$463,343	$1,694,342

The Company recognized $99,932 and $201,693 in earnings from its equity investment in OC-BVI for the three and nine months ended September 30, 2012, respectively. The Company recognized $159,250 and $791,722 in earnings from its equity investment in OC-BVI for the three and nine months ended September 30, 2011, respectively. For the three and nine months ended September 30, 2012, the Company recognized $105,727 and $347,964, respectively, in revenues from its management services agreement with OC-BVI. For the three and nine months ended September 30, 2011, the Company recognized $0 and $220,065, respectively, in revenues from its management services agreement with OC-BVI. In addition to the Company’s equity investment in OC-BVI of $6,442,391 as of September 30, 2012 and $6,634,598 as of December 31, 2011, respectively, the Company’s recorded value of the OC-BVI management services agreement, which is reflected as an intangible asset on the Company’s condensed consolidated balance sheet, was approximately $464,000 and $571,000 as of September 30, 2012 and December 31, 2011, respectively.

Baughers Bay dispute

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

In October 2009, the Court ordered the BVI government to pay OC-BVI the amount of $10.4 million for water produced by OC-BVI from the Baughers Bay plant subsequent to December 20, 2007. The BVI government made a payment of $2.0 million to OC-BVI under the Court order during the fourth quarter of 2009, a second payment of $2.0 million under the Court order during July 2010 and a third payment under the Court order of $1.0 million in February 2011.

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

Although it upheld the $10.4 million awarded by the Court, in its April 18, 2012 ruling the Appellate Court stated that all issues concerning payment of the $10.4 million award had been settled prior to the hearing of the appeal. In fact both OC-BVI and the BVI government acknowledge that to date the BVI government has paid only $5.0 million of the $10.4 million award. The BVI government took the position that, notwithstanding this fact, it would make no further payments on the $10.4 million award pending clarification or correction of the Appellate Court statement regarding the award. On June 30, 2012, the Appellate Court corrected and reissued its April 18, 2012 ruling. In this June 30, 2012 ruling the Appellate Court removed its previous statement that all issues concerning payment of the $10.4 million had been settled prior to the hearing of the appeal, thereby clarifying OC-BVI’s right to receive the remaining $5.4 million of the Court award. OC-BVI estimates this $5.4 million amount due had increased to approximately $6.7 million as of November 1, 2012 due to the court costs awarded by the Appellate Court and the accrued interest due on the aggregate unpaid balance. The Ministry of Finance of the BVI government has represented in written correspondence to OC-BVI dated November 1, 2012, that the BVI government will pay this $6.7 million balance in full by December 31, 2012.

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

Based upon the estimated fair value determined as of September 30, 2012, the Company concluded that no impairment loss was required to be recognized on its investment in OC-BVI for the nine months ended September 30, 2012. This conclusion assumes that the BVI government will fulfill its obligations under the contract for the Bar Bay plant and that OC-BVI will collect all of the $10.4 million awarded by the Court (of which only $5.0 million has been received to date). Should OC-BVI ultimately be unable to collect all of this $10.4 million, the Company will be required to record an impairment charge that will reduce the carrying value of the Company’s investment in OC-BVI by approximately 44% of any shortfall in collecting the $10.4 million. If the BVI government fails to honor the terms of its agreement for water supplied by OC-BVI’s Bar Bay plant, the actual cash flows from OC-BVI could vary materially from the expected cash flows the Company used in determining OC-BVI’s fair value as of September 30, 2012 and the Company would be required to record an impairment charge to reduce the carrying value of its investment in OC-BVI. Such impairment charges would reduce the Company’s earnings and could have a material adverse impact on its results of operations and financial condition.

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

Because (i) the equity investment in CW-Bermuda was not sufficient to permit it to finance its activities without funding from the Company; (ii) the other investors in CW-Bermuda had no obligation to absorb any significant amount of its losses should losses arise; and (iii) the Company expected and received economic benefits from CW-Bermuda significantly greater than those entitled by the Company’s voting rights of 40%, CW-Bermuda constitutes a variable interest entity (“VIE”). The Company is the primary financial beneficiary of CW-Bermuda and accordingly, consolidates the results of CW-Bermuda in its financial statements. The assets and liabilities of CW-Bermuda included in the Company’s consolidated balance sheet amounted to approximately $136,000 and $0, respectively, as of September 30, 2012. The Company did not provided any guarantees related to CW-Bermuda, nor do any of its creditors have recourse to the general credit of the Company as a result of including CW-Bermuda in the consolidated financial statements. The results of CW-Bermuda are reflected in the Company’s services segment. The Company did not earn any revenues or gross profit from its Bermuda affiliate for the nine months ended September 30, 2012, while earning revenues and gross profit of approximately $722,773 and $428,615, respectively, for the nine months ended September 30, 2011.

NSC

In May 2010, the Company acquired, through its wholly-owned Netherlands subsidiary, Consolidated Water Cooperatief, U.A., a 50% interest in N.S.C. Agua, S.A. de C.V., (“NSC”) a Mexican company.  NSC has been formed to pursue a project encompassing the construction, ownership and operation of a 100 million gallon per day seawater reverse osmosis desalination plant to be located in northern Baja California, Mexico and an accompanying pipeline to deliver water to a Mexican potable water system and the U.S. border. The Company believes such a project can be successful due to what it anticipates will be a growing need for a new potable water supply for the areas of northern Baja California, Mexico and Southern California, United States. To complete this project, the Company has engaged two engineering groups, one with extensive regional experience and a second with extensive design experience in similarly sized seawater reverse osmosis projects, and has signed a memorandum of understanding with Doosan Heavy Industries and Construction Co. Ltd. (“DHIC”), a global leader in the engineering, procurement and construction of large seawater desalination plants. Once completed, a subsidiary of the Company would operate the plant and retain a minority position in its ownership. NSC is in the development stage, and is presently involved in (i) extending contracts for the purchase of land on which to build the plant, (ii) seeking contracts for the electric power and feed water sources for the plant’s proposed operations, and (iii) implementing a water quality monitoring and equipment testing program at the proposed feed water source. In addition to completing these activities, NSC will be required to complete various other steps before it can commence construction of the plant and pipeline including, but not limited to, obtaining approvals and permits from various governmental agencies in Mexico and the United States, securing contracts with its proposed customers to sell water in sufficient quantities and at prices that make the project financially viable, and obtaining equity and debt financing for the project. NSC’s potential customers will also be required to obtain various governmental permits and approvals in order to purchase water from NSC.

For its 50% interest in NSC, the Company provided the initial funding of $4 million in the form of equity for NSC’s development activities. Because the Company exercises effective financial control over NSC and its partners in NSC did not participate in funding the first $4 million in losses that NSC incurred, the Company consolidates NSC’s results of operations. Included in the condensed consolidated results of operations for the three months ended September 30, 2012 and 2011 are approximately $482,000 and $191,000, respectively, and for the nine months ended September 30, 2012 and 2011 are approximately $1.2 million and $1.9 million, respectively, in general and administrative expenses from NSC. Such expenses consist of legal, accounting, engineering, consulting and other costs relating to NSC’s project development activities. The assets and liabilities relating to NSC included in the condensed consolidated balance sheet amounted to approximately $1,370,000 and $122,000, respectively, as of September 30, 2012 and approximately $121,000 and $367,000, respectively, as of December 31, 2011.

In February 2012, the Company acquired an option, exercisable through February 7, 2014, to purchase the shares of one of the other shareholders of NSC along with an immediate power of attorney to vote those shares. As a result, the Company now has effective control over NSC and is continuing its project development activities.

On July 19, 2012, NSC obtained an extension of the purchase contract for a portion of the land on which the proposed plant would be constructed. In exchange for additional prepayments of (i) $500,000 paid at signing of the extension and (ii) a further $500,000 payable on May 15, 2013, NSC was granted an extension of the purchase agreement until May 15, 2014. NSC is currently evaluating whether to enter into a similar extension agreement for an additional parcel of land.

On August 31, 2012, NSC and DHIC extended the Memorandum of Understanding for eighteen (18) months from August 19, 2012, during which time DHIC will provide, install and operate an equipment piloting plant and collect water quality data from the proposed feedwater source at the Presidente Juarez Thermoelectric Plant in Rosarito Beach, Baja California, Mexico. The amended Memorandum of Understanding requires that NSC negotiate exclusively with DHIC for the construction of the 100 million gallons per day (“MGD”) seawater reverse osmosis desalination plant and includes certain compensation provisions should NSC not award the project to DHIC.

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

CW-Bahamas and NPDC each have 50% ownership of the joint venture. Upon final closing of the joint venture agreement, CW Bahamas will contribute $7 million to NPDC Water and NPDC will transfer its existing retail water utility business to NPDC Water. This existing business currently collects groundwater from approximately 1,700 acres of land, treats that groundwater and distributes potable water to approximately 1,000 customers. NPDC Water has a license to continue collecting this water for the term of the 25-year franchise. The Company will be contracted to provide management and engineering services for NPDC Water, including the construction of a new water treatment plant that incorporates ultra-filtration and reverse osmosis technologies. The joint venture will also operate and maintain NPDC’s recently constructed sewage treatment plant.

On October 23, 2012, the President of NPDC received a letter from the Water and Sewerage Corporation of The Bahamas stating that it had been directed to advise NPDC that the Franchise Agreement dated May 7, 2012 is null and void. No explanation was given for this statement. The closing of the final joint venture agreement has been delayed pending the resolution of this contingency.

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

In July 2012, the FASB issued ASU No. 2012-02, which aims to simplify the impairment test for indefinite-lived intangible assets by permitting an entity the option to first assess qualitative factors to determine whether it is more likely than not (defined as having a likelihood of more than 50 percent) that an indefinite-lived intangible asset is impaired as a basis for determining whether the quantitative impairment test included in Accounting Standards Codification Subtopic 350-30, Intangibles—Goodwill and Other—General Intangibles Other than Goodwill must be performed. The amendment is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The Company currently has no indefinite-lived intangible assets other than goodwill reported on its consolidated balance sheet. As such, adoption of this amendment is not expected to have an effect on the Company’s financial position, results of operations or cash flows.

10. Retail segment contingency

In the Cayman Islands, the Company provides water to retail customers under a 20-year license issued to Cayman Water in July 1990 by the Cayman Islands government that grants the Company the exclusive right to provide water to retail customers within our licensed service area. The Company’s service area is comprised of an area on Grand Cayman that includes the Seven Mile Beach and West Bay areas, two of the three most populated areas in the Cayman Islands. For the three months ended September 30, 2012 and 2011, the Company generated approximately 36% and 41%, respectively, of its consolidated revenues and 51% and 46%, respectively, of its consolidated gross profits from the retail water operations conducted pursuant to this exclusive license. For the nine months ended September 30, 2012 and 2011, the Company generated approximately 37% and 44%, respectively, of its consolidated revenues and 52% of its consolidated gross profits from the retail water operations conducted pursuant to this exclusive license. If Cayman Water is not in default of any terms of the license, the Company has a right of first refusal to renew the license on terms that are no less favorable than those that the government offers to any third party.

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

The Company has been advised in correspondence from the Cayman Islands government and the WAC that: (i) the WAC is now the principal negotiator, and not the Cayman Islands government, in these license negotiations, and (ii) the WAC has determined that the “rate of return on invested capital” model (“RCAM”) is in the best interest of the public and the Company’s customers.  RCAM is the rate model currently utilized in the electricity transmission and distribution license granted by the Cayman Islands government to the Caribbean Utilities Company, Ltd.

On July 3, 2012, in an effort to resolve several issues relating to the retail license renewal negotiations, the Company filed an Application for Leave to Apply for Judicial Review (the “Application”) with the Grand Court of the Cayman Islands (the “Grand Court”), stating that:  (i) certain provisions of The Water Authority Law, 2011 and The Water (Production and Supply) Law, 2011, appear to be incompatible, (ii) the WAC’s roles as the principal license negotiator, statutory regulator and our competitor put the WAC in a position of hopeless conflict,  and (iii) the WAC’s decision to replace the rate structure under our current exclusive license with RCAM was predetermined and unreasonable.

Throughout the course of the retail license renewal negotiations, the Company has objected to the use of RCAM on the basis that it believes such a model would not promote the efficient operation of its water utility and could ultimately increase water rates to its customers.

On October 22, 2012, the Company was notified that the Grand Court has agreed to consider the issues raised by the Company in the Application. As a result, the Company, the Cayman Islands government and the Water Authority-Cayman will have the opportunity to present their positions to the Grand Court in a trial proceeding.

If the Company does not ultimately enter into a new license agreement and no other party is awarded a license, the Company expects to be permitted to continue to supply water to its service area.

It is possible that the Cayman Islands government could offer a third party a license to service some or all of the Company’s present service area.  In such event, the Company may assume the license offered to the third party by exercising its right of first refusal.  However, the terms of any new license agreement may not be as favorable to the Company as the terms under which it is presently operating and could materially reduce the operating income and cash flows that the Company has historically generated from its retail license and could require the Company to record an impairment charge to reduce the $3,587,754 carrying value of its goodwill. Such impairment charge could have a material adverse impact on the Company’s results of operations.

The Company is presently unable to determine what impact the resolution of this matter will have on its financial condition, results of operations or cash flows.

11. Subsequent events

The Company’s management evaluated subsequent events through the time of the filing of this report on Form 10-Q. Other than as disclosed in Note 7, the Company’s management is not aware of any significant events that occurred subsequent to the balance sheet date but prior to the filing of this report that would have a material impact on its financial statements.

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

The forward-looking statements contained in this report are not guarantees of future performance and involve certain risks, uncertainties and assumptions which are difficult to predict. Actual outcomes and results may differ materially from what is expressed in such forward-looking statements. Important factors which may affect these actual outcomes and results include, without limitation:

•	tourism and weather conditions in the areas we service;
•	the economies of the U.S. and the areas we service;
•	our relationships with the governments we serve;
•	regulatory matters, including resolution of the negotiations for the renewal of our retail license on Grand Cayman;
•	pending court awarded payments due our affiliate OC-BVI from the British Virgin Islands government;
•	our ability to successful enter new markets, including Mexico and Asia;

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

The projections of cash flows for OC-BVI represent significant estimates made by us. While we have used our best judgment to make these estimates they are by their nature highly subjective and are also subject to material change by our management over time based upon additional information from OC-BVI’s management and legal counsel, and a change in the status of OC-BVI’s litigation with the BVI government. After considering the September and October 2009 rulings of the Eastern Caribbean Supreme Court relating to the Baughers Bay litigation and an announcement by the BVI government in February 2010 that it had signed a contract with another company to construct and operate a plant to provide potable water to the greater Tortola area served by the Baughers Bay plant, we determined that the carrying value of our investment in OC-BVI exceeded the estimated fair value for our investment in OC-BVI and therefore recognized impairment charges aggregating approximately $4.7 million for the year ended December 31, 2009.

The remaining carrying value of our investment in OC-BVI as of September 30, 2012 of $6,442,391 assumes that the BVI government will ultimately pay OC-BVI the full amount awarded by the Eastern Caribbean Supreme Court in its 2009 rulings. To date, the BVI government has paid only $5.0 million of the $10.4 million awarded by this court. In April 2012, the Eastern Caribbean Court of Appeals dismissed the BVI government’s appeal to reduce the $10.4 million awarded by the Eastern Caribbean Supreme Court. Should OC-BVI ultimately be unable to collect all of $10.4 million we will be required to record an impairment charge that will reduce the carrying value of our investment in OC-BVI by an amount approximately equal to 44% of any shortfall in collecting the $10.4 million. If the BVI government fails to honor the terms of the contract for the Bar Bay plant, the actual cash flows from OC-BVI could vary materially from the expected cash flows we used in determining OC-BVI’s fair value as of September 30, 2012, and we would be required to record an impairment charge to reduce the carrying value of our investment in OC-BVI. Such impairment charges would reduce our earnings and could have a material adverse impact on our results of operations and financial condition.

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

Based upon our discounted cash flows and market price analyses, no impairment charges were required for our goodwill for any of the years in the three-year period ended December 31, 2011. However, we may be required to record an impairment charge against our goodwill during the fourth quarter of 2012 as a result of our annual goodwill impairment testing. See further discussion at Part II, Item 1A. “Risk Factors.”

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

Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011

Consolidated Results

Net income attributable to our common stockholders for the three months ended September 30, 2012 was $1,304,843 ($0.09 per share on a fully-diluted basis) as compared to $1,286,068 ($0.09 per share on a fully-diluted basis) for the three months ended September 30, 2011.

Total revenues for the three months ended September 30, 2012 were $15,840,136, up from the $12,806,652 in revenues for the three months ended September 30, 2011, as revenues increased for all three reportable segments. Gross profit for the three months ended September 30, 2012 was $5,234,994 or 33% of total revenues, as compared to $4,008,850, or 31% of total revenues, for the three months ended September 30, 2011 as gross profit for all three reportable segments increased in 2012. For further discussion of revenues and gross profit for the three months ended September 30, 2012, see the “Results by Segment” analysis that follows.

General and administrative (“G&A”) expenses on a consolidated basis were $4,089,575 and $3,031,951 for the three months ended September 30, 2012 and 2011, respectively. The increase in these expenses of approximately $1.1 million from 2011 to 2012 resulted from incremental employee costs of approximately $110,000 attributable primarily to additional management and information technology personnel, additional research and development costs of approximately $76,000, incremental expenses of approximately $291,000 for the project development activities of our consolidated Mexico affiliate, NSC and an increase in other business development costs of approximately $580,000.

Interest income decreased to $198,604 for the three months ended September 30, 2012 from $265,934 for the three months ended September 30, 2011 as a result of lower interest earning balances.

We recognized earnings on our investment in OC-BVI for the three months ended September 30, 2012 and 2011 of $99,932 and $159,250, respectively. See further discussion of OC-BVI at “Liquidity and Capital Resources — Material Commitments, Expenditures and Contingencies — OC-BVI Litigation.”

Results by Segment

Retail Segment:

The retail segment incurred a loss from operations of ($336,650) for the three months ended September 30, 2012 as opposed to contributing $93,337 to our income from operations for the three months ended September 30, 2011.

Revenues generated by our retail water operations were $5,703,233 and $5,283,676 for the three months ended September 30, 2012 and 2011, respectively. The growth in revenues for 2012 from 2011 is attributable to an increase in the total gallons of water sold by the retail segment of approximately 7%.

Retail segment gross profit was $2,904,673 (51% of revenues) and $2,418,122 (46% of revenues) for the three months ended September 30, 2012 and 2011, respectively. The increase in the retail segment gross profit amount for 2012 is attributable to the higher number of gallons sold. The improvement in gross profit as a percentage of revenues for 2012 resulted primarily from our first quarter base rate increases.

Consistent with prior periods, we record all non-direct G&A expenses in our retail business segment and do not allocate any of these non-direct costs to our other two business segments. Retail G&A expenses for the three months ended September 30, 2012 and 2011 were $3,241,323 and $2,324,785, respectively. G&A expenses increased from 2011 to 2012 due to incremental employee costs of approximately $106,000 attributable primarily to additional management and information technology personnel, additional research and development costs of approximately $76,000 and an increase in non-Mexico business development costs of approximately $580,000.

During the three months ended September 30, 2012, we commenced, through our newly formed 95% owned subsidiary, PT Consolidated Water Bali, the construction of a seawater reverse osmosis (“SWRO”) plant in Nusa Dua, one of the primary tourist areas of Bali, Indonesia. We believe the water demands of the tourist resorts in Nusa Dua will soon exceed the water supplies that can be provided to the area by the local public water utility, and that other areas of Bali will also eventually experience fresh water shortages. However, as SWRO has not been employed to any meaningful extent in Bali, we have concluded that to obtain customers in Bali we must first demonstrate the viability of SWRO as well as our capabilities and expertise. Consequently, we have elected to commence this plant’s construction before obtaining contracts for its full production. We believe we will be able to sell 100% of the plant’s capacity once it becomes operational, although there can be no assurances that we will be able to do so. The initial capital investment for this plant is estimated at approximately $4.2 million, which will fund production capacity of approximately 500,000 gallons per day. As of September 30, 2012 we had expended approximately $630,000 in construction costs for this plant.

Bulk Segment:

The bulk segment contributed $1,937,689 and $1,270,068 to our income from operations for the three months ended September 30, 2012 and 2011, respectively.

Bulk segment revenues were $10,031,176 and $7,452,759 for the three months ended September 30, 2012 and 2011, respectively. This increase in bulk revenues from 2011 to 2012 of approximately $2.6 million resulted from a 36% increase in the number of gallons of water sold, which was primarily attributable to the expansion of our Blue Hills plant in the Bahamas during the fourth quarter of 2011 and energy pass-through increases to our rates due to higher energy prices.

Gross profit for our bulk segment increased to $2,253,929 for 2012 as compared to $1,645,698 for 2011 due to the increase in the volume of water sold. Gross profit as a percentage of bulk revenues remained consistent from 2011 to 2012 at approximately 22%.

Bulk segment G&A expenses were $316,240 and $375,630 for the three months ended September 30, 2012 and 2011, respectively. The decrease for 2012 reflects a reduction in professional fees of approximately $85,000 for our expanded Bahamas operations.

Services Segment:

The services segment incurred losses from operations of ($455,620) and ($386,506) for the three months ended September 30, 2012 and 2011, respectively. We expect our services segment to continue to incur losses from operations while we continue to fund the project development activities of NSC and/or until such time as we obtain significant new management services or plant construction contracts with external customers.

Services segment revenues were $105,727 and $70,217 for the three months ended September 30, 2012 and 2011, respectively. Services revenues increased from 2011 to 2012 due to an increase in the management fees we earned from OC-BVI.

Gross profit for our services segment was $76,392 for the three months ended September 30, 2012 and a negative gross profit of ($54,970) for the three months ended September 30, 2011. The higher gross profit for 2012 reflects the increase in fees discussed above and relatively lower engineering expenses for 2012.

G&A expenses for the services segment were $532,012 and $331,536 for the three months ended September 30, 2012 and 2011, respectively. The increase in G&A expenses for 2012 as compared to 2011 is attributable to an increase of approximately $291,000 in expenses related to the project development activities of our consolidated Mexico affiliate, NSC.

Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011

Consolidated Results

Net income attributable to our common stockholders for the nine months ended September 30, 2012 was $5,605,001 ($0.38 per share on a fully-diluted basis) as compared to $5,208,740 ($0.36 per share on a fully-diluted basis) for the nine months ended September 30, 2011.

Total revenues for the nine months ended September 30, 2012 were $48,799,642, up from the $41,549,144 in revenues for the nine months ended September 30, 2011, as revenue increases for our bulk segment more than offset declines in revenues for our retail and services segments. Gross profit for the nine months ended September 30, 2012 was $16,594,543 or 34% of total revenues, as compared to $14,510,611, or 35% of total revenues, for the nine months ended September 30, 2011. Gross profit for the bulk and retail segments increased while gross profit for the services segment declined. For further discussion of revenues and gross profit for the nine ended September 30, 2012, see the “Results by Segment” analysis that follows.

G&A expenses on a consolidated basis were $11,052,833 and $10,005,245 for the nine months ended September 30, 2012 and 2011, respectively. We experienced increases in 2012 from 2011 of approximately (i) $510,000 in employee costs attributable to additional management and information technology personnel; (ii) $244,000 in research and development costs; and (iii) $839,000 in non-Mexico related business development costs. Partially offsetting these increases was a decrease in the expenses we incurred in 2012 as compared to 2011 of approximately $707,000 for the project development activities of NSC.

Interest income decreased to $649,494 for the nine months ended September 30, 2012 from $927,885 for the nine months ended September 30, 2011 as a result of lower interest earning balances.

We recognized earnings on our investment in OC-BVI for the nine months ended September 30, 2012 and 2011 of $201,693 and $791,722, respectively. The higher 2011 earnings from our investment in OC-BVI arose from a $1.0 million court award paid to OC-BVI by the BVI government. See further discussion of OC-BVI at “Liquidity and Capital Resources — Material Commitments, Expenditures and Contingencies — OC-BVI Litigation.”

Results by Segment

Retail Segment:

The retail segment contributed $687,865 and $2,502,430 to our income from operations for the nine months ended September 30, 2012 and 2011, respectively.

Revenues generated by our retail water operations were $18,138,615 and $18,212,067 for the nine months ended September 30, 2012 and 2011, respectively. The number of gallons of water sold by our retail segment decreased by approximately 6% from 2011 to 2012. We believe this decrease in the volume of water sold by our retail segment resulted from abnormally high rainfall on Grand Cayman during the three months ended June 30, 2012. As reported by the Cayman Islands National Weather Service, Grand Cayman received approximately 28 inches of rainfall during the three months ended June 30, 2012, as compared to just over 4 inches during the three months ended June 30, 2011 and a 30 year average for the second quarter ended June 30 of approximately 13 inches. The impact of the decrease in the volume of water sold in 2012 on retail revenues was mitigated in part by the annual first quarter adjustment to our base rates, which was an increase of approximately 4% in 2012 as a result of upward movements in the consumer price indices used to determine such rate adjustments.

Retail segment gross profit remained consistent at $9,417,940 (52% of revenues) and $9,392,912 (52% of revenues) for the nine months ended September 30, 2012 and 2011, respectively, as our first quarter base rate increases served to mitigate the impact on our gross profit of lower sales volumes.

Consistent with prior periods, we record all non-direct G&A expenses in our retail business segment and do not allocate any of these non-direct costs to our other two business segments. Retail G&A expenses for the nine months ended September 30, 2012 and 2011 were $8,730,075 and $6,890,482, respectively. G&A expenses increased from 2011 to 2012 due to incremental employee costs of approximately $463,000 attributable primarily to additional management and information technology personnel, additional research and development costs of approximately $244,000 and an increase in non-Mexico related business development costs of approximately $839,000.

Bulk Segment:

The bulk segment contributed $6,058,873 and $3,689,085 to our income from operations for the nine months ended September 30, 2012 and 2011, respectively.

Bulk segment revenues were $30,313,063 and $22,394,239 for the nine months ended September 30, 2012 and 2011, respectively. The increase in bulk revenues of approximately $7.9 million from 2011 to 2012 resulted from a 33% increase in the number of gallons of water sold, which was primarily attributable to the expansion of our Blue Hills plant in the Bahamas during the fourth quarter of 2011.

Gross profit for our bulk segment was $7,011,877 and $4,654,244 for the nine months ended September 30, 2012 and 2011, respectively. Gross profit as a percentage of bulk revenues increased to approximately 23% for 2012 as compared to approximately 21% for 2011. The improvement in the bulk segment’s gross profit as a percentage of revenues in 2012 from 2011 results from improved economies of scale for our Bahamas operations as a result of the expansion of our Blue Hills plant.

Bulk segment G&A expenses remained relatively consistent at $953,004 and $965,159 for the nine months ended September 30, 2012 and 2011, respectively.

Services Segment:

The services segment incurred losses from operations of ($1,205,028) and ($1,686,149) for the nine months ended September 30, 2012 and 2011, respectively. We expect our services segment to continue to incur losses from operations while we continue to fund the project development activities of NSC and/or until such time as we obtain significant new management services or plant construction contracts with external customers.

Services segment revenues were $347,964 and $942,838 for the nine months ended September 30, 2012 and 2011, respectively. Services revenues decreased from 2011 to 2012 due to the expiration of the management services contract for the Bermuda plant on June 30, 2011.

Gross profit for our services segment was $164,726 and $463,455 for the nine months ended September 30, 2012 and 2011, respectively. The lower gross profit for 2012 reflects the decrease in revenues discussed above.

G&A expenses for the services segment were $1,369,754 and $2,149,604 for the nine months ended September 30, 2012 and 2011, respectively. The decrease in G&A expenses for 2012 as compared to 2011 is attributable to a reduction in the expenses related to the project development activities of our consolidated Mexico affiliate, NSC, of approximately $707,000.

As noted above, our management contract for the Bermuda plant expired on June 30, 2011, and we do not expect to generate any further fees or revenues from this plant. We earned revenues and gross profit of $722,773 and $428,615, respectively, from the activities of our Bermuda affiliate for the nine months ended September 30, 2011.

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

As of September 30, 2012, we had cash balances totaling approximately $31.6 million and working capital of approximately $49.4 million. We believe that our cash on hand, cash to be generated from operations, and cash available to us from the credit market will be sufficient to meet our anticipated liquidity and capital requirements.

Cash Flows for the Nine Months Ended September 30, 2012

Our cash and cash equivalents decreased from approximately $37.6 million as of December 31, 2011 to approximately $31.6 million as of September 30, 2012.

Cash Flows from Operating Activities

Operating activities provided approximately $8.4 million in net cash for the nine months ended September 30, 2012. This cash used reflects net income generated for the period as adjusted for various items included in the determination of net income that do not affect cash flows during the period and changes in the other components of working capital.

Cash Flows from Investing Activities

Our investing activities provided approximately $5.9 million in net cash during the nine months ended September 30, 2012. We used approximately $3.1 million for property, plant and equipment and construction in progress additions and paid $300,000 to acquire an option, exercisable through February 7, 2014, to purchase the shares of one of the other shareholders of NSC along with an immediate power of attorney to vote those shares. We collected approximately $1.3 million on our loans receivable and received approximately $507,000 from our investment in OC-BVI. We paid off our non-revolving credit facility in April 2012, which allowed for the release of the restriction on $7.5 million that was pledged as collateral on our $10,000,000 non-revolving credit facility with Scotiabank (Cayman) Ltd.

Cash Flows from Financing Activities

Our financing activities used approximately $20.4 million in net cash during the nine months ended September 30, 2012, which included approximately $1.2 million in scheduled debt repayments on our 5.95% secured bonds, the redemption of the $8.5 million balance of the Series A bonds, dividends of approximately $3.3 million, and the repayment of a $7.5 million non-revolving credit facility with Scotiabank (Cayman) Ltd.

Borrowings Outstanding

As of September 30, 2012, our total borrowings outstanding consisted of $7,246,021 in secured bonds bearing interest at 5.95%.

5.95% Secured Bonds

In August 2006, we issued $15,771,997 principal amount secured fixed rate bonds in a private offering and received net proceeds (excluding issuance costs and after the offering discount) of $14,445,720. These bonds bear interest at a rate of 5.95%, are repayable in quarterly principal and interest installments of $526,010, and mature in 2016. We have the right to redeem the bonds in full at any time after August 4, 2009 at a premium of 1.5% of the outstanding principal and accrued interest on the bonds on the date of redemption. As of September 30, 2012, $7,440,683 in principal amount was outstanding on these secured bonds. Our obligations under the bonds are secured by fixed and floating charges (i) on all of our assets, including an equitable charge of all of the shares of Cayman Water; and (ii) on all of Cayman Water’s assets including its real estate.

The trust deed for these bonds restricts our ability to enter into new borrowing agreements or any new guarantees without prior approval of the trustee and limits our capital expenditures, with the exception of capital expenditures to be incurred on certain defined projects, to $2,000,000 annually without prior approval by the trustee. The trust deed also contains financial covenants that require us to maintain a debt service coverage ratio of not less than 1.25 to 1, a ratio of long term debt to EBITDA (i.e. earnings before interest, taxes, depreciation and amortization) for the 12 months preceding the ratio calculation date not greater than 2.5 to 1 and a ratio of long term debt to equity equal to or less than 1.5 to 1. As of September 30, 2012, we were in compliance with the covenants under the trust deed.

Material Commitments, Expenditures and Contingencies

Renewal of Retail License

In the Cayman Islands, we provide water to retail customers under a 20-year license issued to us in July 1990 by the Cayman Islands government that grants us the exclusive right to provide water to retail customers within our licensed service area. Our service area is comprised of an area on Grand Cayman that includes the Seven Mile Beach and West Bay areas, two of the three most populated areas in the Cayman Islands. For the three months ended September 30, 2012 and 2011, we generated approximately 36% and 41%, respectively, of our consolidated revenues and 51% and 46%, respectively, of our consolidated gross profits from the retail water operations conducted pursuant to our exclusive license. For the nine months ended September 30, 2012 and 2011, we generated approximately 37% and 44%, respectively, of our consolidated revenues and 52% of our consolidated gross profits from the retail water operations conducted pursuant to our exclusive license. If we are not in default of any terms of the license, we have a right of first refusal to renew the license on terms that are no less favorable than those that the government offers to any third party.

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

We have been advised in correspondence from the Cayman Islands government and the WAC that: (i) the WAC is now the principal negotiator, and not the Cayman Islands government, in these license negotiations, and (ii) the WAC has determined that the “rate of return on invested capital” model (“RCAM”) is in the best interest of the public and the Company’s customers.  RCAM is the rate model currently utilized in the electricity transmission and distribution license granted by the Cayman Islands government to the Caribbean Utilities Company, Ltd.

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

On October 22, 2012, we were notified that the Court agreed to consider the issues raised in the Application. As a result, the Company, the Cayman Islands government and the Water Authority-Cayman will have the opportunity to present their positions to the Court in a trial proceeding.

If we do not ultimately enter into a new license agreement and no other party is awarded a license, we expect to be permitted to continue to supply water to our service area.

It is possible that the Cayman Islands government could offer a third party a license to service some or all of our present service area.  In such event, we may assume the license offered to the third party by exercising our right of first refusal.  However, the terms of any new license agreement may not be as favorable to us as the terms under which we are presently operating and could materially reduce the operating income and cash flows that we have historically generated from our retail license and could require us to record an impairment loss to reduce the $3,587,754 carrying value of our goodwill. Such impairment loss could be material to our results of operations.

Under the New Laws, the Governor in Cabinet sets the rates and rate adjustment mechanisms for water and sewerage services of the WAC. On October 30, 2012 by order of Cabinet, the regulations which govern the base water and sewerage rates charged by the WAC were amended to include an annual inflation adjustment mechanism which is functionally the same as the inflation adjustment mechanism included in our extended 1990 License agreement. In addition, the rates charged by the WAC for sewerage services now include a monthly energy adjustment charge which allows the WAC to increase or decrease their sewerage charges to reflect monthly changes in energy costs. This new energy adjustment charge is also functionally similar to the energy adjustment charge contained in our 1990 License agreement. And finally, Water Authority Cayman’s base water and sewerage rates were immediately increased by an average of 9.2%.  We believe that as a result of these fundamental changes to the WAC’s rate structure is now with the rate structure of our 1990 License. In our opinion, such changes are inconsistent with the WAC’s previous assertion that a rate of return based model is in the best interests of the public.

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

In October 2009, the Court ordered the BVI government to pay OC-BVI the amount of $10.4 million for water produced by OC-BVI from the Baughers Bay plant subsequent to December 20, 2007. The BVI government made a payment of $2.0 million to OC-BVI under the Court order during the fourth quarter of 2009, a second payment of $2.0 million under the Court order during July 2010 and a third payment under the Court order of $1.0 million in February 2011.

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

Although it upheld the $10.4 million awarded by the Court, in its April 18, 2012 ruling the Appellate Court stated that all issues concerning payment of the $10.4 million award had been settled prior to the hearing of the appeal. In fact both OC-BVI and the BVI government acknowledge that to date the BVI government has paid only $5.0 million of the $10.4 million award. The BVI government took the position that, notwithstanding this fact, it would make no further payments on the $10.4 million award pending clarification or correction of the Appellate Court statement regarding the award. On June 30, 2012, the Appellate Court corrected and reissued its April 18, 2012 ruling. In this June 30, 2012 ruling the Appellate Court removed its previous statement that all issues concerning payment of the $10.4 million had been settled prior to the hearing of the appeal, thereby clarifying OC-BVI’s right to receive the remaining $5.4 million of the Court award. OC-BVI estimates this $5.4 million amount due had increased to approximately $6.7 million as of November 1, 2012 due to the court costs awarded by the Appellate Court and the accrued interest due on the aggregate unpaid balance. The Ministry of Finance of the BVI government has represented in written correspondence to OC-BVI dated November 1, 2012, that the BVI government will pay this $6.7 million balance in full by December 31, 2012.

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

Based upon the estimated fair value determined as of September 30, 2012, we concluded that no impairment loss was required to be recognized on our investment in OC-BVI for the nine months ended September 30, 2012. This conclusion assumes that the BVI government will fulfill its obligations under the contract for the Bar Bay plant and that OC-BVI will collect all of the $10.4 million awarded by the Court (of which only $5.0 million has been received to date). Should OC-BVI ultimately be unable to collect all of the $10.4 million we will be required to record an impairment charge that will reduce the carrying value of our investment in OC-BVI by approximately 44% of any shortfall in collecting the $10.4 million. If the BVI government fails to honor the terms of its agreement for water supplied by OC-BVI’s Bar Bay plant, the actual cash flows from OC-BVI could vary materially from the expected cash flows we used in determining OC-BVI’s fair value as of September 30, 2012 and we would be required to record an impairment charge to reduce the carrying value of our investment in OC-BVI. Such impairment charges would reduce our earnings and could have a material adverse impact on our results of operations and financial condition.

Goodwill Valuation

At times during the past two years the carrying value of our stockholders equity has exceeded our market capitalization. A decline in the market price of a company’s common stock below its book value is one indication under U.S. generally accepted accounting principles that the carrying value of a company’s goodwill may exceed its implied fair value.

Our goodwill amounted to $3,587,754 as of September 30, 2012. The trading of our common stock at market prices lower than its carrying value may require us to record an impairment charge for a portion or all of this goodwill when we complete our annual goodwill impairment testing during the fourth quarter of this year.

Mexico Affiliate

In May 2010, we acquired, through our wholly-owned Netherlands subsidiary, Consolidated Water Cooperatief, U.A., a 50% interest in N.S.C. Agua, S.A. de C.V., (“NSC”) a Mexican company.  NSC has been formed to pursue a project encompassing the construction, ownership and operation of a 100 million gallon per day seawater reverse osmosis desalination plant to be located in northern Baja California, Mexico and an accompanying pipeline to deliver water to a Mexican potable water system and the U.S. border.   We believe such a project can  be successful due to what we anticipate will be a growing need for a new potable water supply for the areas of northern Baja California, Mexico and Southern California, United States. To complete this project, we have engaged two engineering groups, one with extensive regional experience and a second with extensive design experience in similarly sized seawater reverse osmosis projects, and have signed a memorandum of understanding with Doosan Heavy Industries and Construction Co. Ltd. (“DHIC”), a global leader in the engineering, procurement and construction of large seawater desalination plants.  Once completed, we would operate the plant and retain a minority position in its ownership.  NSC is in the development stage, and is presently involved in (i) extending contracts for the purchase of land on which to build the plant, (ii) seeking contracts for the electric power and feed water sources for the plant’s proposed operations, and (iii) implementing a water quality monitoring and equipment testing program at the proposed feed water source. In addition to completing these activities, NSC will be required to complete various other steps before it can commence construction of the plant and pipeline including, but not limited to, obtaining approvals and permits from various governmental agencies in Mexico and the United States, securing contracts with its proposed customers to sell water in sufficient quantities and at prices that make the project financially viable, and obtaining equity and debt financing for the project. NSC’s potential customers will also be required to obtain various governmental permits and approvals in order to purchase water from NSC.

For our 50% interest in NSC, we agreed to provide the initial funding of $4 million in the form of equity for NSC’s development activities. Because we exercise effective financial control over NSC and our partners in NSC did not participate in funding the first $4 million in losses that NSC incurred, we consolidate NSC’s results of operations. Included in our condensed consolidated results of operations for the three months ended September 30, 2012 and 2011 are approximately $482,000 and $191,000, respectively, and for the nine months ended September 30, 2012 and 2011 are approximately $1.2 million and $1.9 million, respectively, in general and administrative expenses for NSC. Such expenses consist of legal, accounting, engineering, consulting and other costs relating to NSC’s project development activities. The assets and liabilities relating to NSC included in our condensed consolidated balance sheet amounted to approximately $1,370,000 and $122,000, respectively, as of September 30, 2012 and approximately $121,000 and $367,000, respectively, as of December 31, 2011.

In February 2012, we acquired an option, exercisable through February 7, 2014, to purchase the shares of one of the other shareholders of NSC along with an immediate power of attorney to vote those shares. As a result, we now have effective control over NSC and are continuing its project development activities.

On July 19, 2012, NSC obtained an extension of the purchase contract for a portion of the land on which the proposed plant would be constructed. In exchange for additional prepayments of (i) $500,000 paid at signing of the extension and (ii) a further $500,000 payable on May 15, 2013, NSC was granted an extension of the purchase agreement until May 15, 2014. NSC is currently evaluating whether to enter into a similar extension agreement for an additional parcel of land.

On August 31, 2012, NSC and DHIC extended the Memorandum of Understanding for eighteen (18) months from August 19, 2012, during which time DHIC will provide, install and operate an equipment piloting plant and collect water quality data from the proposed feedwater source at the Presidente Juarez Thermoelectric Plant in Rosarito Beach, Baja California, Mexico. The amended Memorandum of Understanding requires that NSC negotiate exclusively with DHIC for the construction of the 100 MGD seawater reverse osmosis desalination plant and includes certain compensation provisions should NSC not award the project to DHIC.

We estimate that it will take at least through the fourth quarter of 2013 for NSC to complete all of the development activities (which include initiating site piloting plant activities, extending all purchase agreements for the land for the plant, securing feed water and power supplies, completing the engineering and feasibility studies, negotiating customer contracts, obtaining required regulatory permits and arranging the project financing) necessary to commence construction of the plant. We presently expect to expend an additional $4.4 million for these project development activities through the second quarter of 2013. However, NSC may ultimately be unable to complete all of the activities necessary to begin construction of the project.

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

CW-Bahamas and NPDC each have 50% ownership of the joint venture. Upon final closing of the joint venture agreement, CW Bahamas will contribute $7 million to NPDC Water and NPDC will transfer its existing retail water utility business to NPDC Water. This existing business currently collects groundwater from approximately 1,700 acres of land, treats that groundwater and distributes potable water to approximately 1,000 customers. NPDC Water has a license to continue collecting this water for the term of the 25-year franchise. The Company will be contracted to provide management and engineering services for NPDC Water, including the construction of a new water treatment plant that incorporates ultra-filtration and reverse osmosis technologies. The joint venture will also operate and maintain NPDC’s recently constructed sewage treatment plant.

On October 23, 2012, the President of NPDC received a letter from the Water and Sewerage Corporation of The Bahamas stating that it had been directed to advise NPDC that the Franchise Agreement dated May 7, 2012 is null and void. No explanation was given for this statement. The Company strongly believes that the Franchise Agreement remains in full force and effect, and is currently evaluating with NPDC a response to the October 23rd letter.

CW-Belize

By Statutory Instrument No. 81 of 2009, the Minister of Public Utilities of the government of Belize published an order, the Public Utility Provider Class Declaration Order, 2009 (the “Order”), which as of May 1, 2009 designated Consolidated Water (Belize) Limited (”CW-Belize”) as a public utility provider under the laws of Belize. With this designation, the Public Utilities Commission of Belize (the “PUC”) has the authority to set the rates charged by CW-Belize and to otherwise regulate its activities. On November 1, 2010, CW-Belize received a formal complaint from the PUC alleging that CW-Belize was operating without a license under the terms of the Water Industry Act. CW-Belize applied for this license in December 2010. On July 29, 2011 the PUC issued the San Pedro Public Water Supply Quality and Security Complaint Order (the “Second Order”) which among other things requires that (i) CW-Belize and its customer jointly make a submission to the responsible Minister requesting that the area surrounding CW-Belize’s seawater abstraction wells be designated a forest reserve or national park and be designated a Controlled Area under section 58 of the Water Industry Act, (ii) CW-Belize submit an operations manual for CW-Belize’s desalination plant to the PUC for approval, (iii) CW-Belize and its customer modify the water supply agreement between the parties to (a) include new water quality parameters included in the Order and (b) cap the current exclusive water supply arrangement in the agreement at maximum of 450,000 gallons per day, (iv) CW-Belize keep a minimum number of replacement seawater RO membranes in stock at all times and (v) CW-Belize take possession of and reimburse the PUC for certain equipment which the PUC purchased from a third-party in late 2010. CW-Belize has applied for declaratory judgment and has been granted a temporary injunction to stay the enforcement of the Second Order by the PUC until such time as the matter could be heard by the Belize courts. The initial hearing on this matter was conducted on October 30 and 31, 2012 with an additional hearing expected to be held in late November 2012. We are presently unable to determine what impact the Order and the Second Order will have on our results of operations, financial position or cash flows.

Transfers of U.S. dollars from CW-Belize to our other subsidiaries require authorization in advance from the Central Bank of Belize.

Dividends

•	On January 31, 2012, we paid a dividend of $0.075 to shareholders of record on January 1, 2012.
•	On April 30, 2012, we paid a dividend of $0.075 to shareholders of record on April 1, 2012.
•	On July 31, 2012, we paid a dividend of $0.075 to shareholders of record on July 1, 2012.
•	On August 22, 2012, our Board declared a dividend of $0.075 payable on October 31, 2012 to shareholders of record on October 1, 2012.

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

ITEM 1A. RISK FACTORS

Our business faces significant risks. These risks include those disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 as supplemented by the additional risk factors included below. If any of the events or circumstances described in the referenced risks actually occurs, our business, financial condition or results of operations could be materially adversely affected and such events or circumstances could cause our actual results to differ materially from the results contemplated by the forward-looking statements contained in this report. These risks should be read in conjunction with the other information set forth in this Quarterly Report as well as in our Annual Report on Form 10-K for the year ended December 31, 2011 and in our other periodic reports on Form 10-Q and Form 8-K.

Our exclusive license to provide water to retail customers in the Cayman Islands may not be renewed in the future or could be renewed on terms materially less favorable to us.

In the Cayman Islands, we provide water to retail customers under a 20-year license issued to us in July 1990 by the Cayman Islands government that grants us the exclusive right to provide water to retail customers within our licensed service area. Our service area is comprised of an area on Grand Cayman that includes the Seven Mile Beach and West Bay areas, two of the three most populated areas in the Cayman Islands. For the three months ended September 30, 2012 and 2011, we generated approximately 36% and 41%, respectively, of our consolidated revenues and 51% and 46%, respectively, of our consolidated gross profits from the retail water operations conducted pursuant to our exclusive license. For the nine months ended September 30, 2012 and 2011, the Company generated 37% and 44%, respectively, of its consolidated revenues and 52% of its consolidated gross profits from the retail water operations conducted pursuant to our exclusive license. If we are not in default of any terms of the license, we have a right of first refusal to renew the license on terms that are no less favorable than those that the government offers to any third party.

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

We have been advised in correspondence from the Cayman Islands government and the WAC that: (i) the WAC is now the principal negotiator, and not the Cayman Islands government, in these license negotiations, and (ii) the WAC has determined that the “rate of return on invested capital” model (“RCAM”) is in the best interest of the public and the Company’s customers.  RCAM is the rate model currently utilized in the electricity transmission and distribution license granted by the Cayman Islands government to the Caribbean Utilities Company, Ltd.

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

On October 22, 2012, we were notified that the Court agreed to consider the issues raised in the Application. As a result, the Company, the Cayman Islands government and the Water Authority-Cayman will have the opportunity to present their positions to the Court in a trial proceeding.

If we do not ultimately enter into a new license agreement and no other party is awarded a license, we expect to be permitted to continue to supply water to our service area.

It is possible that the Cayman Islands government could offer a third party a license to service some or all of our present service area.  In such event, we may assume the license offered to the third party by exercising our right of first refusal.  However, the terms of any new license agreement may not be as favorable to us as the terms under which we are presently operating and could materially reduce the operating income and cash flows that we have historically generated from our retail license and could require us to record an impairment charge to reduce the $3.6 million carrying value of our goodwill.  Such impairment charge could have a material adverse impact on our results of operations.

The $6.4 million carrying value of our investment in our affiliate OC-BVI as of September 30, 2012 is dependent upon collecting all of the $10.4 million awarded by the Eastern Caribbean Supreme Court.

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

In October 2009, the Court ordered the BVI government to pay OC-BVI the amount of $10.4 million for water produced by OC-BVI from the Baughers Bay plant subsequent to December 20, 2007. The BVI government made a payment of $2.0 million to OC-BVI under the Court order during the fourth quarter of 2009, a second payment of $2.0 million under the Court order during July 2010 and a third payment under the Court order of $1.0 million in February 2011.

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

Although it upheld the $10.4 million awarded by the Court, in its April 18, 2012 ruling the Appellate Court stated that all issues concerning payment of the $10.4 million award had been settled prior to the hearing of the appeal. In fact both OC-BVI and the BVI government acknowledge that to date the BVI government has paid only $5.0 million of the $10.4 million award. The BVI government took the position that, notwithstanding this fact, it would make no further payments on the $10.4 million award pending clarification or correction of the Appellate Court statement regarding the award. On June 30, 2012, the Appellate Court corrected and reissued its April 18, 2012 ruling. In this June 30, 2012 ruling the Appellate Court removed its previous statement that all issues concerning payment of the $10.4 million had been settled prior to the hearing of the appeal, thereby clarifying OC-BVI’s right to receive the remaining $5.4 million of the Court award. OC-BVI estimates this $5.4 million amount due had increased to approximately $6.7 million as of November 1, 2012 due to the court costs awarded by the Appellate Court and the accrued interest due on the aggregate unpaid balance. The Ministry of Finance of the BVI government has represented in written correspondence to OC-BVI dated November 1, 2012, that the BVI government will pay this $6.7 million balance in full by December 31, 2012.

The $6.4 million carrying value of our investment in OC-BVI as of September 30, 2012 is based upon the assumption that OC-BVI will collect all of the $10.4 million awarded by the Court (of which only $5.0 million has been received to date). Should OC-BVI ultimately be unable to collect all of the $10.4 million awarded by the Court we will be required to record an impairment charge that will reduce the carrying value of our investment in OC-BVI by approximately 44% of any shortfall in collecting the $10.4 million. Such impairment charge would reduce our earnings and could have a material adverse impact on our results of operations and financial condition.

We could be required to record an impairment charge to reduce the carrying value of our goodwill when we complete our annual goodwill impairment testing.

At times during the past two years the carrying value of our stockholders equity has exceeded our market capitalization. A decline in the market price of a company’s common stock below its book value is one indication under U.S. generally accepted accounting principles that the carrying value of a company’s goodwill may exceed its implied fair value.

Our goodwill amounted to $3,587,754 as of September 30, 2012. The trading of our common stock at market prices lower than its carrying value may require us to record an impairment charge for a portion or all of this goodwill when we complete our annual goodwill impairment testing during the fourth quarter of this year.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In July 2012, we issued 1,233 shares of preferred stock to 8 employees for cash at a price of $6.46 per share. The issuance of the preferred stock to 7 of the employees was exempt from registration under Regulation S promulgated under the Securities Act of 1933 (the “Securities Act”) because the shares were issued outside of the United States to non-US persons (as defined in Regulation S). One employee is a US person and the issuance of the shares to him was exempt under Section 4(2) of the Securities Act.

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

Date: November 9, 2012

