Form 10-Q/A
period 2012-09-30
CONSOLIDATED WATER CO LTD
filed 2012-11-13
CIK 928340

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

Explanatory Note

Consolidated Water Co. Ltd. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment”) to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2012 (the “Original Filing”), filed with the U.S. Securities and Exchange Commission (the “SEC”) on November 9, 2012, solely to furnish the Interactive Data files as Exhibit 101. For reasons unknown to the Company, the third party vendor that the Company uses to file documents with the SEC via EDGAR experienced technical difficulties when attempting to file the Interactive Data files together with the Form 10-Q.

Except for furnishing the Interactive Data files, this Amendment makes no other changes to the Original Filing and does not modify or update in any way disclosures made therein to reflect events occurring after the filing date of the Original Filing.

2

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description

10.1	Amendment to a License to Produce Potable Water dated July 11, 2012 between Cayman Water Company Limited and the Government of the Cayman Islands.*

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer**

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer**

32.1	Section 1350 Certification of Chief Executive Officer**

32.2	Section 1350 Certification of Chief Financial Officer**

101.INS	XBRL Instance Document ***

101.SCH	XBRL Taxonomy Schema ***

101.CAL	XBRL Taxonomy Calculation Linkbase ***

101.DEF	XBRL Taxonomy Definition Linkbase ***

101.LAB	XBRL Taxonomy Label Linkbase ***

101.PRE	XBRL Taxonomy Presentation Linkbase ***

* Previously filed with the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2012, filed with the Securities and Exchange Commission on August 9, 2012.

** Previously filed or furnished, as applicable, with the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2012, filed with the Securities and Exchange Commission on November 9, 2012.

*** Furnished herewith. XBRL (eXtensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

3

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

Date: November 13, 2012

4