Form 10-K
period 2012-12-31
CONSOLIDATED WATER CO LTD
filed 2013-03-13
CIK 928340

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☑

The aggregate market value of common stock held by non-affiliates of the registrant, based on the closing sales price for the registrant’s common shares, as reported on the NASDAQ Global Select Market on June 30, 2012, was $118,114,639.

As of March 8, 2013, 14,593,011 shares of the registrant’s common shares were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s Proxy Statement related to its Annual Shareholders’ Meeting will be subsequently filed with the Securities and Exchange Commission as to Part III of this Form 10-K.

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

Our Netherlands subsidiary conducts business in US$ and euros, our Indonesian subsidiary conducts business in US$ dollars and Indonesian rupiahs, and our Mexico affiliate conducts business in US$ and Mexican pesos. The exchange rates for conversion of euros, rupiahs and pesos into US$ vary based upon market conditions.

PART I

ITEM 1. BUSINESS

Overview

We develop and operate seawater desalination plants (that utilize reverse osmosis technology) and water distribution systems in areas where naturally occurring supplies of potable water are scarce or nonexistent. Through our subsidiaries and affiliates, we provide the following services to our customers in the Cayman Islands, the Bahamas, Belize, and the British Virgin Islands:

•	Retail Water Operations. We produce and supply water to end-users, including residential, commercial and government customers in the Cayman Islands under an exclusive retail license issued by the Cayman Islands government to provide water in two of the most populated and rapidly developing areas in the Cayman Islands. In 2012, our retail water operations generated approximately 37% of our consolidated revenues.

•	Bulk Water Operations. We produce and supply water to government-owned distributors in the Cayman Islands, Belize and the Bahamas. In 2012, our bulk water operations generated approximately 62% of our consolidated revenues.

•	Services Operations. We provide engineering and management services for desalination projects, including designing and constructing desalination plants and managing and operating desalination plants owned by other companies. In 2012, our services operations generated approximately 1% of our consolidated revenues.

•	Affiliate Operations. We have two affiliates. (1) We own 50% of the voting rights and 43.5% of the equity rights of Ocean Conversion (BVI) Ltd. (“OC-BVI”), which produces and supplies bulk water to the British Virgin Islands Water and Sewerage Department. (2) We own, through our wholly-owned Netherlands subsidiary, Consolidated Water Cooperatief, U.A., a 50% interest in N.S.C. Agua, S.A. de C.V., (“NSC”) a Mexican company. NSC has been formed to pursue a project encompassing the construction, ownership and operation of a 100 million gallon per day seawater reverse osmosis desalination plant to be located in northern Baja California, Mexico and an accompanying pipeline to deliver water to the Mexican potable water system and the U.S. border. The project is in the development stage and NSC does not presently generate any operating revenues.

As of December 31, 2012, the number of plants we, or our affiliates, operate in each country and the production capacities of these plants are as follows:

Location	Plants	Capacity (1)
Cayman Islands	8	10.2
Bahamas	3	15.2
Belize	1	0.6
British Virgin Islands	2	0.8
Total	14	26.8

(1)	In millions of gallons per day.

Strategy

Our strategy is to provide water services in areas where the supply of potable water is scarce and we believe the production of potable water by reverse osmosis desalination is, or will be, profitable. We focus primarily on markets with the following characteristics that make them attractive for our business:

•	inadequate sources of fresh water.
•	favorable regulatory and tax environments.
•	a large proportion of tourist properties (which historically have generated higher volume sales than residential properties).
•	growing populations and economies.

We believe that our potential market includes any location with a demand for, but a limited supply of, potable water and access to seawater. The desalination of seawater is the most widely used process for producing fresh water in areas with an insufficient natural supply. In addition, in many locations, desalination is the only commercially viable means to expand the existing water supply. We believe that our experience in the development and operation of reverse osmosis desalination plants provides us with the capabilities to successfully expand our operations beyond our existing markets and we expect to do so in the coming years.

Key elements of our strategy include:

• Expanding our existing operations in the Cayman Islands, Belize and The Bahamas. We plan to continue to seek new water supply agreements and licenses and will also focus on renewing our existing service contracts with extended terms and greater production levels.

• Penetrating new markets. We plan to continue to seek opportunities to profitably expand our operations into new markets that have significant unfulfilled demands for potable water. These markets include the rest of the Caribbean, Mexico, Asia and other areas where we can provide water on a profitable basis and in favorable regulatory environments.  We may pursue these opportunities either on our own or through joint ventures and strategic alliances.

• Broadening our existing and future operations into complementary services. We consider opportunities to leverage our water-related expertise to enter complementary service industries, such as wastewater management, as viable complements to our existing business and will pursue such opportunities as they arise.

Our Company

We conduct our operations in the Cayman Islands, The Bahamas, the British Virgin Islands, Belize, and the United States through the following operating subsidiaries and affiliates:

•	Cayman Water Company Limited (“Cayman Water”). Cayman Water operates under an exclusive retail license granted by the Cayman Islands government to provide water to customers within a prescribed service area on Grand Cayman that includes the Seven Mile Beach and West Bay areas, two of the three most populated areas in the Cayman Islands. The only non-government owned public water utility on Grand Cayman, Cayman Water owns and operates four desalination plants.

•	Ocean Conversion (Cayman) Limited (“OC-Cayman”). OC-Cayman provides bulk water under various licenses and agreements to the Water Authority-Cayman, a government-owned utility and regulatory agency, which distributes the water to properties located outside our exclusive retail license service area in Grand Cayman. OC-Cayman operates four desalination plants owned by the Water Authority-Cayman.

•	Consolidated Water (Bahamas) Limited (“CW-Bahamas”). We own a 90.9% equity interest in CW-Bahamas, which provides bulk water under long-term contracts to the Water and Sewerage Corporation of The Bahamas, a government agency. CW-Bahamas owns and operates our largest desalination plant and two other desalination plants. CW-Bahamas pays fees to two of our other subsidiaries for certain administrative services.

•	Consolidated Water (Belize) Limited (“CW-Belize”). CW-Belize, (formerly Belize Water Limited), owns and operates one desalination plant and has an exclusive contract to provide bulk water to Belize Water Services Ltd., a water distributor that serves residential, commercial and tourist properties in Ambergris Caye, Belize.

•	Aquilex, Inc. This subsidiary, a United States company, provides financial, engineering and supply chain management support services to our subsidiaries and affiliates.

•	Ocean Conversion (BVI) Ltd. (“OC-BVI”). We own 50% of the voting stock of our affiliate, OC-BVI, a British Virgin Islands company, which sells bulk water to the Government of the British Virgin Islands Water and Sewerage Department. We own an overall 43.5% equity interest in OC-BVI’s profits and certain profit sharing rights that raise our effective interest in OC-BVI’s profits to approximately 45%. OC-BVI also pays our subsidiary DesalCo Limited fees for certain engineering and administrative services. We account for our investment in OC-BVI under the equity method of accounting.

•	DesalCo Limited (“DesalCo”). A Cayman Islands company, DesalCo provides management, engineering and construction services for desalination projects.

•	Consolidated Water (Bermuda) Limited (“CW-Bermuda”). In January 2007, our affiliate, Consolidated Water (Bermuda) Limited (“CW-Bermuda”) entered into a design, build, sale and operating agreement with the Government of Bermuda for a desalination plant to be built in two phases at Tynes Bay along the northern coast of Bermuda. Under the agreement, CW-Bermuda constructed and operated the plant from the second quarter of 2009 through the expiration of the agreement on June 30, 2011. We do not expect to receive any future fees or revenues from CW-Bermuda.

•	Consolidated Water Cooperatief, U.A. (“CW-Coop”) and N.S.C. Agua, S.A. de C.V. (“NSC”). CW-Coop is a wholly-owned Netherlands subsidiary organized in 2010. In May 2010, CW-Coop acquired a 50% interest in NSC, a Mexican company. NSC has been formed to pursue a project encompassing the construction, ownership and operation of a 100 million gallon per day seawater reverse osmosis desalination plant to be located in northern Baja California, Mexico and accompanying pipeline to deliver water to the Mexican potable water system and the U.S. border. The project is currently in the development stage and NSC does not generate any operating revenues. As we have provided and will continue to provide all of NSC’s development funding we consolidate its results in our consolidated financial statements.

•	Consolidated Water (Asia) Pte. Limited (“CW-Asia”) and PT Consolidated Water Bali (“CW-Bali”). During 2012 we formed CW-Asia, a wholly-owned Singapore company, and CW-Bali, an Indonesian company which is 95% owned by CW-Asia. CW-Bali is presently engaged in the construction of a 500,000 gallon per day desalination plant that will provide water to resort properties in the Nusa Dua area of Bali, Indonesia.

Our Operations

We have three principal business segments: retail water operations, bulk water operations and services operations. Our retail water operations supply water to end-users, including residential, commercial and government customers. Our bulk water operations supply water to government -owned distributors. Our retail and bulk operations serve customers in the Cayman Islands, Belize, the British Virgin Islands and The Bahamas. Our services operations provide engineering and management services, which include the design and construction of desalination plants and the management and operation of desalination plants owned by affiliated companies.

For fiscal year 2012, our retail water, bulk water and service operations generated approximately 37%, 62% and 1%, respectively, of our consolidated revenues. For information about our business segments and geographical information about our operating revenues and long-lived assets, see Note 16 to our consolidated financial statements at ITEM 8 of this Annual Report.

Retail Water Operations

For fiscal years 2012, 2011 and 2010, our retail water operations accounted for approximately 37%, 42% and 43%, respectively, of our consolidated revenues. This business in the Cayman Islands produces and supplies water to end-users, including residential, commercial and government customers.

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

Under our license, we pay a royalty to the government of 7.5% of our gross retail water sales revenues (excluding energy adjustments). The selling prices of water sold to our customers are determined by the license and vary depending upon the type and location of the customer and the monthly volume of water purchased. The license provides for an automatic adjustment for inflation or deflation on an annual basis, subject to temporary limited exceptions, and an automatic adjustment for the cost of electricity on a monthly basis. The Water Authority-Cayman (“WAC”), on behalf of the government, reviews and confirms the calculations of the price adjustments for inflation and electricity costs. If we want to adjust our prices for any reason other than inflation or electricity costs, we have to request prior approval of the Cabinet of the Cayman Islands government. Disputes regarding price adjustments are referred to arbitration. Our last price increase, requested in June 1985, was granted in full.

This license was set to expire on July 10, 2010; however, we and the Cayman Islands government have extended the license several times in order to provide sufficient time to negotiate the terms of a new license agreement. The most recent extension of our license expires March 30, 2013.

In February 2011, the Water Production and Supply Law, 2011 (which replaces the Water (Production and Supply) Law (1996 Revision) under which the Company is licensed) and the Water Authority (Amendment) Law, 2011 (the “New Laws”) were published and are now in full force and effect. Under the New Laws, the WAC would issue any new license which could include a rate of return on invested capital model described below.

We have been advised in correspondence from the Cayman Islands government and the WAC that: (i) the WAC is now the principal negotiator, and not the Cayman Islands government, in these license negotiations, and (ii) the WAC has determined that a rate of return on invested capital model (“RCAM”) is in the best interest of the public and the Company’s customers.  RCAM is the rate model currently utilized in the electricity transmission and distribution license granted by the Cayman Islands government to the Caribbean Utilities Company, Ltd.

In July 2012, in an effort to resolve several issues relating to our retail license renewal negotiations, we filed an Application for Leave to Apply for Judicial Review (the “Application”) with the Grand Court of the Cayman Islands (the “Court”), stating that:  (i) certain provisions of The Water Authority Law, 2011 and The Water (Production and Supply) Law, 2011, appear to be incompatible, (ii) the WAC’s roles as the principal license negotiator, statutory regulator and our competitor put the WAC in a position of hopeless conflict,  and (iii) the WAC’s decision to replace the rate structure under our current exclusive license with RCAM was predetermined and unreasonable.

Throughout the course of the retail license renewal negotiations, we have objected to the use of RCAM on the basis that we believe such a model would not promote the efficient operation of our water utility and could ultimately increase water rates to our customers.

In October 2012, we were notified that the Court agreed to consider the issues raised in the Application. As a result, the Company, the Cayman Islands government and the WAC will have the opportunity to present their positions to the Court in a trial proceeding.

See further discussion of this matter at ITEM 1.A. RISK FACTORS and ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Material Commitments, Expenditures and Contingencies – Renewal of Retail License.

Facilities

Our retail operations in the Cayman Islands produce potable water at four reverse osmosis seawater conversion plants in Grand Cayman located at our Abel Castillo Water Works (“ACWW”, formerly Governor’s Harbour), Britannia and West Bay sites. We own the land for our ACWW and West Bay plants and have entered into a lease for the land for our Britannia plant until January 1, 2027. The current production capacity of the two plants located at ACWW is 2.2 million gallons of water per day. The production capacity of the Britannia plant is 715,000 gallons of water per day. The production capacity of the West Bay plant is 910,000 gallons of water per day.

Electricity to our plants is supplied by Caribbean Utilities Co. Ltd., a publicly traded utility company. At all of our four retail plant sites we maintain diesel driven, standby generators with sufficient capacity to operate our distribution pumps and other essential equipment during any temporary interruptions in electricity supply. Standby generation capacity is available at our West Bay Plant and ACWW plants to operate a portion of the water production capacity as well.

In the event of an emergency, our distribution system is connected to the distribution system of the Water Authority-Cayman. In prior years we have purchased water from the Water Authority-Cayman for brief periods of time. We have also sold potable water to the Water Authority-Cayman from our retail plants.

Our pipeline system in the Cayman Islands covers the Seven Mile Beach and West Bay areas of Grand Cayman and consists of approximately 77 miles of polyvinyl chloride and polyethylene pipeline. We extend our distribution system periodically as demand warrants. We have a main pipe loop covering the Seven Mile Beach and West Bay areas. We place extensions of smaller diameter pipe off our main pipe to service new developments in our service area. This system of building branches from the main pipe keeps construction costs low and allows us to provide service to new areas in a timely manner. Developers are responsible for laying the pipeline within their developments at their own cost, but in accordance with our specifications. When a development is completed, the developer then transfers operation and maintenance of the pipeline to us.

Customers

We enter into contracts with hotels, condominiums, residential homes and other properties located in our existing licensed area to provide potable water. In the Seven Mile Beach area, our primary customers are the hotels and condominium complexes that serve the tourist industry. In the West Bay area, our primary customers are residential homes.

We bill our customers on a monthly basis based on metered consumption and bills are typically collected within 30 to 35 days after the billing date and receivables not collected within 45 days subject the customer to disconnection from water service. In 2012, 2011 and 2010, bad debts represented less than 1% of our total annual retail sales. In addition to their past due invoice balance, customers that have had their service disconnected must pay re-connection charges.

Historically, demand on our pipeline distribution has varied throughout the year. Demand depends upon the number of tourists visiting and the amount of rainfall during any particular time of the year. In general, the majority of tourists come from the United States during the winter months.

Prospective Retail Operations

During the latter half of 2012, we commenced, through our newly formed 95% owned subsidiary, CW-Bali, the construction of a seawater reverse osmosis plant in Nusa Dua, one of the primary tourist areas of Bali, Indonesia. We believe the water demands of the tourist resorts in Nusa Dua will soon exceed the water supplies that can be provided to the area by the local public water utility, and that other areas of Bali will also eventually experience fresh water shortages. However, as seawater reverse osmosis has not been employed to any meaningful extent in Bali, we have concluded that to obtain customers in Bali we must first demonstrate the viability of seawater reverse osmosis as well as our capabilities and expertise. Consequently, we have elected to commence this plant’s construction before obtaining contracts for its full production. We believe we will be able to sell 100% of the plant’s initial capacity once it becomes operational, although we cannot assure that we will be able to do so. The initial capital investment for this plant is estimated at approximately $4.2 million, which will fund the first phase of production capacity of approximately 500,000 gallons per day. As of December 31, 2012 we had expended approximately $1.9 million in construction costs for this phase. This plant has been designed for expansion in subsequent phases to a total production capacity of 1.5 million gallons per day should sufficient customer demand exist.

Bulk Water Operations

For fiscal years 2012, 2011 and 2010, our bulk water operations accounted for approximately 62%, 56% and 50%, respectively, of our consolidated revenues and are comprised of businesses in the Cayman Islands, The Bahamas and Belize. These businesses produce potable water from seawater and sell this water to governments and private customers.

Bulk Water Operations in the Cayman Islands

We sell bulk water in the Cayman Islands through our wholly-owned subsidiary OC-Cayman.

Facilities

We operate and sell water to the Water Authority-Cayman (“WAC”) from reverse osmosis seawater conversion plants in Grand Cayman that are owned by the WAC: Three of these plants, the Red Gate, North Sound and North Side Water Works plants, which have production capacities of approximately 1.3 million, 1.6 million and 2.4 million gallons of water per day, respectively, are presently operated by us. The North Side Water Works plant was commissioned in June 2009. The Red Gate plant was temporarily de-commissioned in December 2009 in order to carry out extensive rehabilitative and upgrade work to the plant as part of a new seven year operating contract with the WAC. The refurbished Red Gate plant was re-commissioned in July 2010. We also operated and sold water from the Lower Valley plant, which is owned by the WAC and has a production capacity of 1.1 million gallons per day, through the January 2013 expiration date of our operating contract for that plant. The WAC has now assumed the operations of the Lower Valley plant. The plants that we operate for the WAC are located on land owned by the WAC.

Customers

We provide bulk water on a take-or-pay basis to the WAC, a government owned utility and regulatory agency, under various licenses and agreements. The WAC in turn distributes that water to properties in the parts of Grand Cayman that are outside of our retail license area.

The current operating agreement for the Red Gate plant began on July 2, 2010 for a period of seven years.

The current operating agreement for the North Sound plant was extended on April 1, 2007 for a period of seven years.

The current operating agreement for the North Side Water Works plant was executed on March 11, 2008 for a period of ten years.

Bulk Water Operations in Belize

In Belize, we sell bulk water through our wholly-owned subsidiary CW-Belize.

Facilities

We own the reverse osmosis seawater conversion plant in Belize and lease the land on which our plant is located from the Belize government at an annual rent of BZE$1.00. The lease, which was entered into in April 1993 and extended in January 2004, expires in March 2026. The production capacity of the plant is 550,000 gallons of water per day.

Electricity to our plant is supplied by Belize Electricity Limited. At the plant site, we maintain a diesel driven, standby generator with sufficient capacity to operate our water production equipment during any temporary interruption in the electricity supply. Feed water for the reverse osmosis units is drawn from wells with associated pumps on the property. Reject water is discharged into a well on the property at a level below that of the feed water intakes.

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

We have an exclusive 23-year contract with BWSL to supply a minimum of 1.75 million gallons of water per week, or upon demand up to 2.1 million gallons per week, on a take-or-pay basis. This contract expires on March 23, 2026. BWSL has the right, with six months advance notice before the expiration date, to renew the contract for a further 25-year period on the same terms and conditions. The contract was amended on March 1, 2011 to increase the minimum supply to 290,000 gallons per day (equal to 2.03 million gallons per week), or upon demand up to approximately 12.7 million gallons per month.

Bulk Water Operations in The Bahamas

In The Bahamas, we sell bulk water through our majority-owned subsidiary, CW-Bahamas.

Facilities

We currently supply bulk water in The Bahamas from our Windsor, Blue Hills and Bimini plants. We supply water from our Windsor plant which has a capacity of 3.1 million gallons per day under the terms of a 15-year water supply agreement that expires the later of March 2013 or the date we deliver the total amount of water required under the agreement. We estimate we will deliver this total amount in May 2013. We supply water from our Blue Hills plant, our Company’s largest seawater conversion facility, under the terms of a twenty-year water supply agreement. Prior to 2011, the Blue Hills plant was capable of producing 7.2 million gallons of potable water per day. The Blue Hills plant water supply agreement was amended effective January 31, 2011 pursuant to which we increased the production capacity of the Blue Hills plant to 12.0 million gallons per day during 2011 and the term of the agreement was extended to March 2032. The Bimini plant has a capacity of 115,000 gallons per day and the term for its water supply agreement expires in December 2020.

The high pressure pumps for our plants in the Bahamas are diesel-driven. Electricity for the remainder of our plant operations is supplied by Bahamas Electricity Corporation. We maintain a standby generator with sufficient capacity to operate essential equipment at our Windsor and Blue Hills plants and are able to produce water with these plants during temporary interruptions in the electricity supply.

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

We are required to provide the WSC with at least 16.8 million gallons per week of potable water from our Windsor plant, and the WSC has contracted to purchase at least that amount from us on a take-or-pay basis. This water supply agreement expires the later of March 2013 or the date we deliver the total amount of water required under the agreement. We estimate we will deliver this total amount in May 2013. We have submitted a proposal to the WSC to extend the Windsor agreement for five years and are awaiting their reply. At the conclusion of the agreement, the WSC has the option to:

•	extend the agreement for an additional five years at a rate to be negotiated;
•	exercise a right of first refusal to purchase any materials, equipment and facilities that CW-Bahamas intends to remove from the site, and negotiate a purchase price with CW-Bahamas; or
•	require CW-Bahamas to remove all materials, equipment and facilities from the site.

The Blue Hills plant water supply agreement was amended effective January 31, 2011. Under the terms of the amended agreement we increased the production capacity of the Blue Hills plant to 12.0 million gallons per day. With this expansion, we are required to deliver and the WSC is required to purchase a minimum of 63.0 million gallons per week. The term of the Blue Hills water supply agreement expires the later of March 2032 or the date we deliver the total amount of water required under the agreement. At the conclusion of the agreement, the WSC has the option to:

•	extend the agreement for an additional five years at a rate to be negotiated;
•	exercise a right of first refusal to purchase any materials, equipment and facilities that CW-Bahamas intends to remove from the site, and negotiate a purchase price with CW-Bahamas; or
•	require CW-Bahamas to remove all materials, equipment and facilities from the site.

Services Operations

For fiscal years 2012, 2011 and 2010, our services operations accounted for approximately 1%, 2% and 7%, respectively, of our consolidated revenues and are comprised of businesses providing services in the Cayman Islands, The Bahamas, the British Virgin Islands and (through June 30, 2011) Bermuda. These businesses provide engineering and management services, including designing and constructing desalination plants, and managing and operating plants owned by affiliated companies.

Engineering and Management Services Operations

We provide design, engineering and construction services for desalination projects through DesalCo, which is recognized by suppliers as an original equipment manufacturer of reverse osmosis seawater desalination plants for our Company. DesalCo also provides management services to our affiliates.

Our engineering department also conducts research and development. We frequently test new components and the associated technology offered by suppliers in our business and at times collaborate with suppliers in the development of their products.

Aquilex, Inc., our wholly-owned U.S. subsidiary located in Coral Springs, Florida, provides financial, engineering and supply chain support services to our operating segments.

Affiliate Operations

Our affiliate, OC-BVI, sells water to one government customer in the British Virgin Islands. We own 50% of the voting shares of OC-BVI and have an overall 43.5% equity interest in the profits of OC-BVI. We also own separate profit sharing rights in OC-BVI that raise our effective interest in OC-BVI’s profits from 43.5% to approximately 45%. Sage Water Holdings (BVI) Limited (“Sage”) owns the remaining 50% of the voting shares of OC-BVI and the remaining 55% interest in its profits. Under the Articles of Association of OC-BVI, we have the right to appoint three of the six directors of OC-BVI. Sage is entitled to appoint the remaining three directors. In the event of a tied vote of the directors, the President of the Caribbean Water and Wastewater Association, a regional trade association comprised primarily of government representatives, is entitled to appoint a junior director to cast a deciding vote.

We provide certain engineering and administrative services to OC-BVI for a monthly fee and a bonus arrangement which provides for payment of 4.0% of the net operating income of OC-BVI.

We account for our interests in OC-BVI using the equity method of accounting.

Customer

OC-BVI sells bulk water to the Government of the British Virgin Islands Water and Sewerage Department (“BVIW&S”), which distributes the water through its own pipeline system to residential, commercial and tourist properties on the islands of Tortola and Jost Van Dyke in the British Virgin Islands. During 2012, OC-BVI supplied BVIW&S with approximately 240 million gallons of water from desalination plants located at Bar Bay, Tortola, and the island of Jost Van Dyke in the British Virgin Islands.

Facilities

OC-BVI owns and operates a 720,000 gallons per day plant at Bar Bay, Tortola, in the British Virgin Islands that supplies water to the BVI government under a contract dated March 4, 2010 that has a term of seven years with a seven year renewal option exercisable by the BVI government. OC-BVI purchases electrical power to operate this plant from BVI Electric Co. and operate diesel engine driven emergency power generators when BVI Electric Co. is unable to provide power to the plant.

OC-BVI’s plant on the island of Jost Van Dyke has a capacity of 60,000 gallons per day. This plant operates under a 10-year contract with the BVI government that expires July 8, 2013. Pursuant to the contract, OC-BVI will operate the plant on a year-to-year basis until the BVI government informs OC-BVI of its intention to extend the existing, or enter into a new agreement. We purchase electrical power to operate this plant from BVI Electric Co.

Reverse Osmosis Technology

The conversion of seawater to potable water is called desalination. The two primary forms of desalination are distillation and reverse osmosis. Both methods are used throughout the world and technologies are improving to lower the costs of production. Reverse osmosis is a fluid separation process in which the saline water is pressurized and the fresh water is separated from the saline water by passing through a semi-permeable membrane which rejects the salts. The saline water (i.e. seawater) is first passed through a pretreatment system, which generally consists of fine filtration and treatment chemicals, if required. Pre-treatment removes suspended solids and organics which could cause fouling of the membrane surface. Next, a high-pressure pump pressurizes the saline water thus enabling approximately 40% conversion of the saline water to fresh water as it passes through the membrane, while more than 99% of the dissolved salts are rejected and remain in the now concentrated saline water. This remaining feed water which has now been concentrated is discharged without passing through the membrane. The remaining hydraulic energy in the concentrated feed water is transferred to the initial saline feed water with an energy recovery device thus reducing the total energy requirement for the reverse osmosis system. The final step is post-treatment, which consists of stabilizing the produced fresh water (thereby removing undesirable dissolved gases), adjusting the pH and providing chlorination to prepare it for distribution.

We currently use reverse osmosis technology to convert seawater to potable water at all of the plants we construct and operate. We believe that this technology is the most effective and efficient conversion process for our market. However, we are always seeking ways to maximize efficiencies in our current processes and investigating new, more efficient processes to convert seawater to potable water. The equipment at our plants is among the most energy efficient available and we monitor and maintain the equipment in an efficient manner. As a result of our decades of experience in seawater desalination, we believe that we have the expertise and “know how” in the development and operation of desalination plants that is easily transferable to locations outside of our current operating areas.

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

The Cayman Islands

The Cayman Islands are a British Overseas Territory and have had a stable political climate since 1670, when the Treaty of Madrid ceded the Cayman Islands to England. The Queen of England appoints the Governor of the Cayman Islands to make laws with the advice and consent of the legislative assembly. The legislative assembly consists of 15 elected members and three members appointed by the Governor from the Civil Service. The Cabinet is responsible for day-to-day government operations. The Cabinet consists of five ministers who are chosen by the Premier from its 15 popularly elected members, and the three Civil Service members. The elected members choose from among themselves a leader, who is designated the Premier, and is in effect the leader of the elected government. The Governor has reserved powers and the United Kingdom retains full control over foreign affairs and defense. The Cayman Islands are a common law jurisdiction and have adopted a legal system similar to that of the United Kingdom.

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

Market and Service Area

Although we currently operate in the Cayman Islands, Belize, the British Virgin Islands, and The Bahamas, we believe that our potential market consists of any location where there is a need for potable water. The desalination of seawater, either through distillation or reverse osmosis, is the most widely used process for producing potable water in areas with an insufficient natural supply. We believe our experience in the development and operation of reverse osmosis desalination plants provides us with a significant opportunity to successfully expand our operations beyond the markets in which we currently operate.

Cayman Islands. The Cayman Islands Government, through the Water Authority-Cayman, supplies water to parts of Grand Cayman, which are not within our licensed area, as well as to Cayman Brac. We operate all but one of the reverse osmosis desalination plants owned by the Water Authority-Cayman on Grand Cayman and supply water under licenses and supply agreements held by OC-Cayman with the Water Authority-Cayman.

According to the most recent information published by the Economics and Statistics Office of the Cayman Islands Government, the population of the Cayman Islands was estimated in December 2011 to be approximately 55,517. According to the figures published by the Department of Tourism Statistics Information Center, during the year ended December 31, 2012, tourist air arrivals increased by 4.1% and tourist cruise ship arrivals increased by 7.6% compared to 2011.

Total visitors for the year increased from 1.7 million in 2011 to 1.8 million in 2012. We believe that our water sales in the Cayman Islands are more positively impacted by stay-over tourists that arrive by air than by those arriving by cruise ship, since cruise ship tourists generally only visit the island for one day or less and do not remain on the island overnight.

Belize. Our current operations in Belize are located on Ambergris Caye, which consists of residential, commercial and tourist properties in the town of San Pedro. This town is located on the southern end of Ambergris Caye, one of many islands located east of the Belize mainland and off the southeastern tip of the Yucatan Peninsula. Ambergris Caye is approximately 25 miles long and, according to the Central Statistical Office “Belize: 2010 National Census Overview”, has a population of about 11,510 residents. We provide bulk potable water to BWSL, which distributes this water to this market. BWSL currently has no other source of potable water on Ambergris Caye. Our contract with BWSL makes us their exclusive producer of desalinated water on Ambergris Caye through 2026.

A 185 mile long barrier reef, which is the largest barrier reef in the Western Hemisphere, is situated just offshore of Ambergris Caye. This natural attraction is a choice destination for scuba divers and tourists. According to information published by the Belize Trade and Investment Development Service, tourism is Belize’s second largest source of foreign income, next to agriculture.

The Bahamas. Our current operations in The Bahamas are located on South Bimini Island and in Nassau on New Providence. The Bimini Islands consist of North Bimini and South Bimini, and are two of 700 islands which comprise The Bahamas. The Bimini Islands are located approximately 50 miles east of Ft. Lauderdale, Florida and are a premier destination for sport fishing enthusiasts. The population of the Bimini Islands is approximately 1,600 persons and the islands have about 200 hotel and guest rooms available for tourists. The total land area of the Bimini Islands is approximately 9 square miles. New Providence, Lyford Caye and Paradise Island, connected by several bridges, are located approximately 150 miles east southeast of the Bimini Islands. With an area of 151 square miles and a population of approximately 211,000, Nassau is the political capital and commercial hub of The Bahamas, and accounts for more than two-thirds of the four million tourists who visit The Bahamas annually.

British Virgin Islands. The British Virgin Islands are a British Overseas Territory and are situated east of Puerto Rico. They consist of 16 inhabited and more than 20 uninhabited islands, of which Tortola is the largest and most populated island. The British Virgin Islands serve as a hub for many large yacht-chartering businesses.

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

The Bahamas. On South Bimini Island in The Bahamas, we supply water to a private developer and do not have competitors. GE Water operates a seawater desalination plant on North Bimini Island and other small islands. We competed with companies such as GE Water, Veolia, IDE, OHL Inima and Biwater for the new contract with the Bahamian government to build and operate a seawater desalination plant at Blue Hills, New Providence, Bahamas. We expect to compete with these companies and others for future water supply contracts in The Bahamas.

British Virgin Islands. In the British Virgin Islands, GE Water operates seawater desalination plants in West End and Sea Cows Bay, Tortola, and on Virgin Gorda and generally bids against OC-BVI for projects. In 2010, Biwater PLC was awarded a 16 year contract to construct and operate a 2.75 million gallon per day desalination plant in Tortola for the British Virgin Islands government which has not yet commenced operations.

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

Environmental and Health Regulatory Matters

Cayman Islands. With respect to our Cayman Islands operations, we operate our water plants in accordance with guidelines of the Cayman Islands Department of Environmental Health. We are licensed by the Water Authority-Cayman to discharge concentrated seawater, which is a byproduct of our desalination process, into deep disposal wells.

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

Employees

As of March 8, 2013, we employed a total of 124 persons, 65 in the Cayman Islands, 22 in The Bahamas, 24 in the United States, seven in Belize and six in Asia. We also managed the eight employees of OC-BVI in the British Virgin Islands. We have 11 management personnel and 38 administrative and clerical employees. The remaining employees are engaged in engineering, purchasing, plant maintenance and operations, pipe laying and repair, leak detection, new customer connections, meter reading and laboratory analysis of water quality. None of our employees is a party to a collective bargaining agreement. We consider our relationships with our employees to be good.

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

ITEM 1A. RISK FACTORS

Investing in our common shares involves risks. Prior to making a decision about investing in our common shares, you should consider carefully the factors discussed below and the information contained in this Annual Report. Each of these risks, as well as other risks and uncertainties not presently known to us or that we currently deem immaterial, could adversely affect our business, results of operations, cash flows and financial condition, and cause the value of our common shares to decline, which may result in the loss of part or all of your investment.

Our exclusive license to provide water to retail customers in the Cayman Islands may not be renewed in the future.

In the Cayman Islands, we provide water to retail customers under a license issued to us in July 1990 by the Cayman Islands government that grants us the exclusive right to provide water to retail customers within our licensed service area. Our service area is comprised of an area on Grand Cayman that includes the Seven Mile Beach and West Bay areas, two of the three most populated areas in the Cayman Islands. For the year ended December 31, 2012, we generated approximately 37% of our consolidated revenues and 52% of our consolidated gross profits from the retail water operations conducted pursuant to our exclusive license.   If we are not in default of any terms of the license, we have a right of first refusal to renew the license on terms that are no less favorable than those that the government offers to any third party.

This license was set to expire on July 10, 2010; however, we and the Cayman Islands government have extended the license several times in order to provide sufficient time to negotiate the terms of a new license agreement. The most recent extension of our license expires March 30, 2013.

In February 2011, the Water Production and Supply Law, 2011 (which replaces the Water (Production and Supply) Law (1996 Revision) under which the Company is licensed) and the Water Authority (Amendment) Law, 2011 (the “New Laws”) were published and are now in full force and effect. Under the New Laws, the Water Authority-Cayman (“WAC”) would issue any new license which could include a rate of return on invested capital model described below.

We have been advised in correspondence from the Cayman Islands government and the WAC that: (i) the WAC is now the principal negotiator, and not the Cayman Islands government, in these license negotiations, and (ii) the WAC has determined that a rate of return on invested capital model (“RCAM”) is in the best interest of the public and the Company’s customers.  RCAM is the rate model currently utilized in the electricity transmission and distribution license granted by the Cayman Islands government to the Caribbean Utilities Company, Ltd.

In July 2012, in an effort to resolve several issues relating to our retail license renewal negotiations, we filed an Application for Leave to Apply for Judicial Review (the “Application”) with the Grand Court of the Cayman Islands (the “Court”), stating that: (i) certain provisions of the Water Authority Law, 2011 and the Water (Production and Supply) Law, 2011, appear to be incompatible, (ii) the WAC’s roles as the principal license negotiator, statutory regulator and our competitor put the WAC in a position of hopeless conflict, and (iii) the WAC’s decision to replace the rate structure under our current exclusive license with RCAM was predetermined and unreasonable.

Throughout the course of the retail license renewal negotiations, we have objected to the use of RCAM on the basis that we believe such a model would not promote the efficient operation of our water utility and could ultimately increase water rates to our customers.

In October 2012, we were notified that the Court agreed to consider the issues raised in the Application. As a result, our Company, the Cayman Islands government and the WAC will have the opportunity to present their positions to the Court in a trial proceeding.

If we do not ultimately enter into a new license agreement and no other party is awarded a license, we expect to be permitted to continue to supply water to our service area.

The Cayman Islands government could offer a third party a license to service some or all of our present service area. In such event, we may assume the license offered to the third party by exercising our right of first refusal.  However, the terms of any new license agreement may not be as favorable to us as the terms under which we are presently operating and could materially reduce the operating income and cash flows that we have historically generated from our retail license and could require us to record an impairment loss to further reduce the $3,499,037 carrying value of our goodwill. Such impairment loss could be material to our results of operations.

We rely on fixed-term water supply agreements with our bulk customers in the Cayman Islands, Belize and The Bahamas, which may not be renewed or may be renewed on terms less favorable to us.

All of our bulk water supply agreements are for fixed terms ranging originally from seven to 23 years and with a range of less than one to 20 years remaining. Upon expiration, these agreements may not be renewed or may be renewed on terms less favorable to us. In addition, certain of these agreements for plants not owned by us provide for our customers to take over the operations of the plant upon expiration of the contract term. If this occurs, we may no longer generate income from such plants. In instances where we own the plant that produces the water under an agreement that is not renewed or renewed with lower production quantities, we may not be able to find a new customer for the plant’s excess production capacity. If our fixed-term agreements are not renewed or are renewed on terms less favorable to us, our results of operations, cash flows and financial condition could be adversely affected.

We have spent almost $8 million to fund the development costs for a possible project in Mexico and expect to expend significant additional funds in 2013 and 2014 to continue to pursue this project.  However, we may not be successful in completing this project.

In May 2010, we acquired, through our wholly-owned Netherlands subsidiary, Consolidated Water Cooperatief, U.A., a 50% interest in N.S.C. Agua, S.A. de C.V., (“NSC”) a Mexican company, and have since acquired the voting rights for, and an option to purchase, an additional 25% interest in this company. NSC has been formed to pursue a project encompassing the construction, ownership and operation of a 100 million gallon per day seawater reverse osmosis desalination plant to be located in northern Baja California, Mexico and an accompanying pipeline to deliver water to a Mexican potable water system and the U.S. border. We believe such a project can be successful due to what we anticipate will be a growing need for a new potable water supply for the areas of northern Baja California, Mexico and Southern California, United States. To complete this project, we have engaged two engineering groups with extensive regional and/or technical experience and have partnered with Doosan Heavy Industries and Construction (“DHIC”), a global leader in the engineering, procurement and construction of large seawater desalination plants. Once completed, one of our subsidiaries would operate the plant and we would retain a minority position in its ownership. NSC is in the development stage, and is presently involved in (i) purchasing additional land on which to build the plant, (ii) seeking contracts for the electric power and feed water sources for the plant’s proposed operations, and (iii) conducting (under a Memorandum of Understanding with DHIC) an equipment piloting plant and water quality data collection program at the proposed feed water source. In addition to completing these activities, NSC will be required to complete various other steps before it can commence construction of the plant and pipeline including, but not limited to, obtaining approvals and permits from various governmental agencies in Mexico and the United States, securing contracts with its proposed customers to sell water in sufficient quantities and at prices that make the project financially viable, and obtaining equity and debt financing for the project. NSC’s potential customers will also be required to obtain various governmental permits and approvals in order to purchase water from NSC.

For our 50% interest in NSC, we provided the initial funding of $4.0 million in the form of equity for NSC’s development activities and have also provided all subsequent funding for NSC. Because we exercise effective financial control over NSC and our partners in NSC have not participated in NSC’s funding, we consolidate NSC’s results of operations. Included in our consolidated results of operations for the years ended December 31, 2012, 2011 and 2010 are approximately $1.7 million, $3.0 million and $1.7 million, respectively, in general and administrative expenses from NSC, consisting of organizational, legal, accounting, engineering, consulting and other costs relating to its project development activities. The assets and liabilities of NSC included in our consolidated balance sheet amounted to approximately $1,452,000 and $116,000, respectively, as of December 31, 2012 and approximately $121,000 and $367,000, respectively, as of December 31, 2011.

In February 2012, we acquired an option, exercisable through February 7, 2014, to purchase the shares of one of the other shareholders of NSC along with an immediate power of attorney to vote those shares. As a result, we now have effective control of NSC.

In July 2012, NSC obtained an extension of the purchase contract for a portion of the land on which the proposed plant would be constructed. In exchange for additional prepayments of (i) $500,000 paid at signing of the extension and (ii) a further $500,000 payable on May 15, 2013, NSC was granted an extension of the purchase agreement until May 15, 2014. NSC is currently negotiating a purchase agreement for an additional parcel of land.

In August 2012, NSC and DHIC extended their Memorandum of Understanding for 18 months from August 19, 2012, pursuant to which DHIC provided and installed and is operating an equipment piloting plant and collecting water quality data from the proposed feed water source site in Rosarito Beach, Baja California, Mexico. This amended Memorandum of Understanding requires that NSC negotiate exclusively with DHIC for the construction of the 100 million gallon per day seawater reverse osmosis desalination plant and further requires payment by NSC to DHIC of up to $500,000 as compensation for the operation and maintenance of the equipment piloting plant should NSC not award the engineering, procurement and construction contract for the project to DHIC.

We estimate that it will take at least through the second quarter of 2014 for NSC to complete all of the development activities (which include completing the site piloting plant activities, purchasing the land for the plant, securing feed water and power supplies, completing the engineering and feasibility studies, negotiating customer contracts, obtaining required regulatory permits and arranging the project financing) necessary to commence construction of the plant. During 2013, we expect to incur an additional $5.7 million in expenses for these project development activities and to pay an additional $2.2 million in deposits for the parcels of land for the project. We expect to incur additional development expenses for this project in 2014. However, NSC may ultimately be unable to complete all of the activities necessary to begin construction of the project.

We do not have voting control over our affiliate, OC-BVI. Should our interests and the interests of OC-BVI’s other voting shareholder diverge, the operations of OC-BVI could be adversely affected which could decrease the value of our investment in OC-BVI.

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

The cost estimates we prepare in connection with the construction and operation of our plants are subject to inherent uncertainties. Additionally, the terms of our supply contracts may require us to guarantee the price of water on a per unit basis, subject to certain annual inflation and monthly energy cost adjustments, and to assume the risk that the costs associated with producing this water may be greater than anticipated. Because we base our contracted price of water in part on our estimation of future construction and operating costs, the profitability of our plants is dependent on our ability to estimate these costs accurately. The cost of materials and services and the cost of the delivery of such services may increase significantly after we submit our bid for a plant, which could cause the gross profit and net return on investment for a plant to be less than we anticipated when the bid was made. The profit margins we initially expect to generate from a plant could be further reduced if future operating costs for that plant exceed our estimates of such costs. These future operating costs could be affected by a variety of factors, including lower than anticipated production efficiencies and hydrological conditions at the plant site that differ materially from those we believe would exist at the time we submitted our bid. Any construction and operating costs for our plants that significantly exceed our initial estimates could adversely affect our results of operations, financial condition and cash flows.

We could be required to record an impairment charge to further reduce the carrying value of our goodwill should we experience further weakness in the market price of our common shares.

At times during the past two years the carrying value of our stockholders equity has exceeded our market capitalization. A decline in the market price of a company’s common stock below its book value is one indication under U.S. generally accepted accounting principles that the carrying value of a company’s goodwill may exceed its implied fair value.

We recorded an impairment charge of $88,717 against our goodwill for the year ended December 31, 2012. Our remaining goodwill amounted to $3,499,037 as of December 31, 2012. Should the market price of our common stock decline significantly in the future or should our common stock continue to trade at market prices lower than its book value, we may be required to record additional impairment charges for a portion or all of this goodwill. Such impairment charges could have an adverse impact on our results of operations.

A significant portion of our consolidated revenues are derived from two customers. A loss of, or a less favorable relationship with, either of these customers could adversely affect us.

Our top two bulk water customers, the Water Authority-Cayman and the Water and Sewerage Corporation of The Bahamas, accounted for approximately 14% and 44%, respectively, of our consolidated revenues for the year ended December 31, 2012.  If either of these customers terminate or decide not to renew their contracts with us, or renew such contracts on terms that are less favorable to us, or become unable for financial or other reasons to comply with the terms of our contracts with them, our results of operations, cash flows and financial condition could be adversely affected. For additional information relating to this risk, see “Item 1. Business - Bulk Water Operations in The Bahamas - Customers”.

Possible future regulatory oversight and control could adversely impact our Belize operations.

By Statutory Instrument No. 81 of 2009, the Minister of Public Utilities of the government of Belize published an order, the Public Utility Provider Class Declaration Order, 2009 (the “Order”), which as of May 1, 2009 designated CW-Belize as a public utility provider under the laws of Belize. With this designation, the Public Utilities Commission of Belize (the “PUC”) has the authority to set the rates charged by CW-Belize and to otherwise regulate its activities. On November 1, 2010, CW-Belize received a formal complaint from the PUC alleging that CW-Belize was operating without a license under the terms of the Water Industry Act. CW-Belize applied for this license in December 2010. On July 29, 2011, the PUC issued the San Pedro Public Water Supply Quality and Security Complaint Order (the “Second Order”) which among other things requires that (i) CW-Belize and its customer jointly make a submission to the responsible Minister requesting that the area surrounding CW-Belize’s seawater abstraction wells be designated a forest reserve or national park and be designated a Controlled Area under section 58 of the Water Industry Act, (ii) CW-Belize submit an operations manual for CW-Belize’s desalination plant to the PUC for approval, (iii) CW-Belize and its customer modify the water supply agreement between the parties to (a) include new water quality parameters included in the Order and (b) cap the current exclusive water supply arrangement in the agreement at a maximum of 450,000 gallons per day, (iv) CW-Belize keep a minimum number of replacement seawater RO membranes in stock at all times and (v) CW-Belize take possession of and reimburse the PUC for certain equipment which the PUC purchased from a third-party in late 2010. CW-Belize has applied for declaratory judgment and has been granted a temporary injunction to stay the enforcement of the Second Order by the PUC until such time as the matter could be heard by the Belize courts. The initial hearing on this matter was conducted on October 30 and 31, 2012 with an additional hearing on November 29, 2012. The ruling on this case is pending. An unfavorable ruling on the Order or the Second Order could have an adverse impact on our results of operations, cash flows or financial condition.

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

We may have difficulty accomplishing our growth strategy within and outside of our current operating areas.

Our expansion both within our current operating areas and into new areas involves significant risks, including, but not limited to, the following:

•	regulatory risks, including government relations difficulties, local regulations, currency controls and fluctuations in currency exchange rates;
•	receiving and maintaining necessary permits, licenses and approvals;
•	political instability, reliance on local economies, environmental problems, shortages of materials, immigration restrictions and limited skilled labor;
•	risks related to development of new operations, including inaccurate assessment of the demand for water, engineering difficulties and inability to begin operations as scheduled; and
•	risks relating to greater competition in these new territories, including the ability of our competitors to gain or retain market share by reducing prices.

Even if we successfully expand our operations, we may have difficulty managing our growth. We cannot assure you that any new operations within or outside of our current operating areas will attain or maintain profitability or that the results from these new operations will not adversely impact our results of operations, cash flows and financial condition.

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

Our processed water may become contaminated by natural occurrences and by inadvertent or intentional human interference, including acts of terrorism. In the event that a portion of our processed water is contaminated, we may have to interrupt the supply of water until we are able to install treatment equipment or substitute the flow of water from an uncontaminated water production source. In addition, we may incur significant costs in order to treat a contaminated source of plant feed water through expansion of our current treatment facilities, or development of new treatment methods. An inability by us to substitute processed water from an uncontaminated water source or to adequately treat the contaminated plant feed water in a cost-effective manner may have an adverse effect on our results of operations, cash flows and financial condition.

Potential government decisions, actions and regulations could negatively affect our operations.

We are subject to the local regulations of the Cayman Islands, Belize, the British Virgin Islands, and The Bahamas, all of which are subject to change. Any government that regulates our operations may issue legislation or adopt new regulations, including but not limited to:

•	restricting foreign ownership (by us);
•	providing for the expropriation of our assets by the government;
•	providing for nationalization of public utilities by the government;
•	providing for different water quality standards;
•	unilaterally changing or renegotiating our licenses and agreements;
•	restricting the transfer of U.S. currency; or
•	causing currency exchange fluctuations/devaluations or making changes in tax laws.

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

Our success depends upon the abilities of our executive officers. In particular, the loss of the services of Fredrick W. McTaggart, our President and Chief Executive Officer, could be detrimental to our operations and our continued success. Mr. McTaggart has an employment agreement expiring on December 31, 2015. Each year, the term of this agreement may be extended for an additional year. However, we cannot guarantee that Mr. McTaggart will continue to work for us during the term of his agreement or will enter into any extensions thereof.

We are exposed to credit risk through our relationships with several customers.

We are subject to credit risk posed by possible defaults in payment by our bulk water customers in the Cayman Islands, Belize, the British Virgin Islands and The Bahamas and by possible defaults in payment by the Water Authority-Cayman on their loans payable to us. Adverse economic conditions affecting, or financial difficulties of, those parties could impair their ability to pay us or cause them to delay payment. We depend on these parties to pay us on a timely basis. Our outstanding accounts receivable are not covered by collateral or credit insurance. Any delay or default in payment could adversely affect our results of operations, cash flows, and financial condition.

We are exposed to the risk of variations in currency exchange rates.

Although we report our results in United States dollars, the majority of our revenues are earned in other currencies. Although many of these of the currencies have been fixed to the United States dollar for more than 20 years others (the Mexico peso, Indonesian rupiah and the euro) are not. We do not employ hedging strategies against the foreign current exchange rate risk associated with conducting business in foreign currencies while reporting in United States dollars. If any of the fixed exchange rates becomes a floating exchange rate, or the other currencies in which we conduct business depreciate significantly against the United State dollar, our results of operations and financial condition could be adversely affected.

We may enter new markets in the future in which we do not have a contractual commitment for our products or existing customers.

Our strategy contemplates potential entry into new markets (such as Mexico, Indonesia and other countries) where we believe a demand for potable water exists beyond the current supply of potable water in those markets. We may incur significant business development expenses in the pursuit of new markets prior to obtaining a contract for services in these markets, and such expenses could have an adverse impact on our results of operations and cash flows. We may decide to enter such markets by building new reverse osmosis desalination plants before we have obtained a contract for the sale of water produced by the new plant or before we have established a customer base for the water produced by the new plant. If after completing such plant we are unable to obtain a contract or sufficient number of customers for the plant, we may be unable to recover the cost of our investment in the plant, which could have a material adverse effect on our results of operations, cash flows and financial condition.

We may not pay dividends in the future. If dividends are paid, they may be in lesser amounts than past dividends.

Our shareholders may receive dividends out of legally available funds if, and when, they are declared by our Board of Directors. We have paid dividends in the past, but may cease to do so at any time. We may incur increased operating or development expenses or capital requirements or additional indebtedness in the future that may restrict our ability to declare and pay dividends. We may also be restricted from paying dividends in the future due to restrictions imposed by applicable corporate laws, our results of operations, cash flows and financial condition, covenants contained in our financing agreements, and other factors considered by our Board of Directors. We may not continue to pay dividends in the future or, if dividends are paid, they may not be in amounts similar to past dividends.

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

During the year ended December 31, 2012, the average daily trading volume of our common shares was approximately 76,000 shares, a much lower trading volume than the stock of many other companies listed on the NASDAQ Global Select Market. A public trading market having the desired characteristics of depth, liquidity and orderliness depends on the presence in the market of willing buyers and sellers of our common shares at any given time. This presence in turn depends on the individual decisions of investors and general economic and market conditions over which we have no control. As a consequence of the limited volume of trading in our common shares, an investor in our stock may have difficulty selling a large number of our common shares in the manner or at the price that might be attainable if our common shares were more actively traded. In addition, as a result of our low trading volume, the market price of our common shares may not accurately reflect their value.

We are subject to anti-takeover measures that may discourage, delay or prevent a change of control of our Company.

Classified Board of Directors. We have a classified Board of Directors that consists of three groups. Only one group of directors is elected each year. Our classified Board may increase the length of time necessary for an acquirer to change the composition of a majority of directors in order to gain control of our Board.

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

Our credit facilities and the trust deeds governing the terms of our debt securities contain restrictive covenants. These covenants and requirements limit our ability, without approval of the lender or trustee, to take various actions, including incurring additional debt, making capital expenditures, guaranteeing indebtedness, engaging in various types of transactions, including mergers and sales of assets, and paying dividends and making distributions or other restricted payments. These covenants could place us at a disadvantage compared to some of our competitors which may not be required to operate under these or similar restrictions. Further, these covenants could have an adverse effect on our business by limiting our ability to take advantage of financing, acquisition or investment opportunities. A material breach of any of these covenants would constitute a default under our credit facilities or trust deeds. In the event of default, the lender or trustee may accelerate repayment of our outstanding indebtedness. If we are unable to repay the amounts accelerated, the lender or trustee has the right to foreclose on substantially all of our assets, which we have pledged to secure that indebtedness. Foreclosure upon our assets would have a significant adverse effect on our results of operations, cash flows, financial condition and ability to continue operations.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2.   PROPERTIES

Cayman Island Properties

Abel Castillo Water Works (formerly Governor’s Harbour)

We own our Abel Castillo Water Works (“ACWW”) site and the 12,812 square feet of buildings, which contain two reverse osmosis water treatment plants, a distribution pump house and warehouse space, and operate and maintain the site through our wholly-owned subsidiary, Cayman Water. The site is located on 3.2 acres, including 485 feet of waterfront. The current water production capacity of our site is 2.2 million gallons per day by two separate water plants designated GHB-1 and GHB-2 with rated production capacities of 1.2 million and 1.0 million gallons per day, respectively. On this site we also have three 1.0 million gallon potable water storage tanks and a high service distribution pump house.

We own an approximately one acre property adjacent to our ACWW plant which we purchased in 2007 to provide space for future additional water production and storage facilities.

West Bay Plant

We own, operate and maintain our West Bay plant in Grand Cayman, which is located on 6.1 acres in West Bay. The plant began operating in 1995 and was expanded in 1998, 2000 and 2008. On this site we have a 2,600 square foot building which houses our water production facilities, a 2,400 square foot building which houses the potable water distribution pumps, a water quality testing laboratory, and office space and water storage capacity consisting of three 1.0 million gallon potable water tanks. The capacity of our West Bay plant was expanded to 910,000 gallons per day in 2008.

Britannia Plant

We own the Britannia seawater desalination plant in Grand Cayman, which consists of a seawater reverse osmosis production plant with a capacity of 715,000 gallons of water per day, an 840,000 gallon bolted steel water tank, potable water high service pumps, and various ancillary equipment to support the operation. We have entered into a lease of the 0.73 acre site and steel frame building which houses the plant from Cayman Hotel and Golf Inc., for a term that ends in 2027 at an annual rent of $1.00.

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

Red Gate Plant

Under the terms of the water production and supply license between OC-Cayman and the government of the Cayman Islands, OC-Cayman is allowed to use the property and the plant for the Red Gate plant to produce approximately 1.3 million gallons of desalinated water per day for sale to the Water Authority-Cayman. On November 30, 2008, the license was extended for a period of one year, during which time OC-Cayman was required to continue to operate and maintain the plant. In August 2008, the Water Authority-Cayman asked OC-Cayman to refurbish and make other improvements to the plant. The work was completed in July 2010. OC-Cayman was granted a new seven year license and operating agreement for the plant that commenced on that date.

Lower Valley Plant

OC-Cayman provided the plant and equipment to the Water Authority-Cayman under a vendor-financed sale and operating agreement which has been extended on two occasions. OC-Cayman operates the electrically-powered plant and supplies water to the Water Authority-Cayman.

In 2005, the Water Authority-Cayman accepted our proposal to increase the capacity of the Lower Valley plant to 1.1 million gallons per day in exchange for a seven-year extension of the license.

OC-Cayman leased the property on which the plant is located from the Water Authority-Cayman for a minimal annual rent for the duration of the operating agreement, which originally was set to expire on March 9, 2006, but was extended effective January 2006 with the seven-year extension of the license. Responsibility for operation of the Lower Valley plant passed to the Water Authority-Cayman upon expiration of the operating agreement in January 2013.

North Sound Plant

Construction of this plant was completed in November 2002. OC-Cayman provided the plant and equipment to the Water Authority-Cayman under a seven-year vendor-financed sale and operating agreement. OC-Cayman operates the electrically powered plant and supplies approximately 1.6 million gallons of desalinated water per day to the Water Authority-Cayman. OC-Cayman leases the property on which the plant is located from the Water Authority-Cayman for a minimal annual rent, for the duration of the sale and operating agreement. The sale and operating agreement and property lease were recently extended and expire in the first quarter of 2014. Responsibility for operation of the plant passes to the Water Authority-Cayman upon expiration of the sale and operating agreement.

North Side Water Works Plant

Construction of this plant was completed in June 2009. OC-Cayman provided the plant and equipment to the Water Authority-Cayman under a ten-year vendor-financed sale and operating agreement. OC-Cayman operates the electrically powered plant which can supply up to approximately 2.4 million gallons of desalinated water per day to the Water Authority-Cayman. OC-Cayman leases the property on which the plant is located from the Water Authority-Cayman for a minimal annual rent, for the duration of the sale and operating agreement. Responsibility for operation of the plant passes to the Water Authority-Cayman upon expiration of the sale and operating agreement.

Belize Properties

We own our San Pedro water production facility in Ambergris Caye, Belize. The plant consists of a one story concrete block building, which contains a seawater reverse osmosis water production plant with a production capacity of 550,000 gallons per day and a 1.0 million gallon storage tank. We lease the land on which our plant is located from the Government of Belize at an annual rent of BZE$1.00. This lease expires in April 2026.

Bahamas Properties

We own the water production facility in South Bimini. The facility consists of a 250,000 gallon bolted steel potable water tank and two 40 foot long standard shipping containers which contain a seawater reverse osmosis production plant with a rated capacity of 115,000 gallons per day, a high service pump skid and an office. The facility is located on a parcel of land owned by South Bimini International Ltd., and we are allowed, under the terms of our agreement, to utilize the land for the term of the agreement without charge.

We own a water production facility, the Windsor plant, located in Nassau, New Providence, with a production capacity of 3.1 million gallons per day. The plant is powered by a combination of diesel engine-driven high-pressure pumps, and electrical power purchased from the Bahamas Electricity Corporation to power all other loads in the plant. The plant is contained within a 13,000 sq. ft. concrete and steel building that also contains a warehouse, workshop and offices. It is located on land owned by the Water and Sewerage Corporation of The Bahamas and our 15-year water sales agreement gives us a license to use the land throughout the term of that agreement. This water supply agreement expires the later of March 2013 or the date we deliver the total amount of water required under the agreement. We estimate we will deliver this total amount in May 2013.

In July 2006, we substantially completed construction of a second water production facility in Nassau, New Providence: the Blue Hills plant. With a production capacity of 7.2 million gallons per day this plant is the largest desalination plant we have built or operated to date. The plant is powered by a combination of diesel engine-driven high-pressure pumps, and electrical power purchased from the Bahamas Electricity Corporation to power all other loads in the plant. The plant is contained within a 16,000 sq. ft. concrete and steel building that also contains a warehouse, workshop and offices. It is located on land owned by the Water and Sewerage Corporation of The Bahamas and our 20-year water sales agreement gives us a license to use the land throughout the term of that agreement. The Blue Hills plant water supply agreement was amended in January, 2011 and extended through 2032. Pursuant to this amendment we increased the production capacity of the Blue Hills plant to 12.0 million gallons per day.

U.S. Properties

Our Aquilex office consists of 6,500 square feet located in Coral Springs, Florida that has been leased through May 2016. Our U.S. warehouse consists of 4,100 square feet warehouse in Sunrise, Florida that has been leased through October 2015.

ITEM 3.	LEGAL PROCEEDINGS

By Statutory Instrument No. 81 of 2009, the Minister of Public Utilities of the government of Belize published an order, the Public Utility Provider Class Declaration Order, 2009 (the “Order”), which as of May 1, 2009 designated CW-Belize as a public utility provider under the laws of Belize. With this designation, the Public Utilities Commission of Belize (the “PUC”) has the authority to set the rates charged by CW-Belize and to otherwise regulate its activities. On November 1, 2010, CW-Belize received a formal complaint from the PUC alleging that CW-Belize was operating without a license under the terms of the Water Industry Act. CW-Belize applied for this license in December 2010. On July 29, 2011, the PUC issued the San Pedro Public Water Supply Quality and Security Complaint Order (the “Second Order”) which among other things requires that (i) CW-Belize and its customer jointly make a submission to the responsible Minister requesting that the area surrounding CW-Belize’s seawater abstraction wells be designated a forest reserve or national park and be designated a Controlled Area under section 58 of the Water Industry Act, (ii) CW-Belize submit an operations manual for CW-Belize’s desalination plant to the PUC for approval, (iii) CW-Belize and its customer modify the water supply agreement between the parties to (a) include new water quality parameters included in the Order and (b) cap the current exclusive water supply arrangement in the agreement at a maximum of 450,000 gallons per day, (iv) CW-Belize keep a minimum number of replacement seawater RO membranes in stock at all times and (v) CW-Belize take possession of and reimburse the PUC for certain equipment which the PUC purchased from a third-party in late 2010. CW-Belize has applied for declaratory judgment and has been granted a temporary injunction to stay the enforcement of the Second Order by the PUC until such time as the matter could be heard by the Belize courts. The initial hearing on this matter was conducted on October 30 and 31, 2012 with an additional hearing on November 29, 2012. The ruling on this case is pending. We are presently unable to determine what impact the Order and the Second Order will have on our results of operations, financial position or cash flows.

In July 2012, in an effort to resolve several issues relating to our retail license renewal negotiations, we filed an Application for Leave to Apply for Judicial Review (the “Application”) with the Grand Court of the Cayman Islands (the “Court”), stating that: (i) certain provisions of The Water Authority Law, 2011 and The Water (Production and Supply) Law, 2011, appear to be incompatible, (ii) the Water Authority- Cayman’s roles as the principal license negotiator, statutory regulator and our competitor put the WAC in a position of hopeless conflict, and (iii) the WAC’s decision to replace the rate structure under our current exclusive license with RCAM was predetermined and unreasonable.

Throughout the course of the retail license renewal negotiations, we have objected to the use of RCAM on the basis that we believe such a model would not promote the efficient operation of our water utility and could ultimately increase water rates to our customers.

In October 2012, we were notified that the Court agreed to consider the issues raised in the Application. As a result, our Company, the Cayman Islands government and the WAC will have the opportunity to present their positions to the Court in a trial proceeding.

ITEM 4.	MINE SAFETY DISCLOSURE

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our Class A common stock is listed on the NASDAQ Global Select Market and trades under the symbol “CWCO.” Listed below, for each quarter of the last two fiscal years, are the high and low closing prices for our Class A common stock on the NASDAQ Global Select Market.

	High	Low
First Quarter 2012	$9.16	$7.44
Second Quarter 2012	8.29	6.99
Third Quarter 2012	8.70	7.93
Fourth Quarter 2012	8.29	6.78

First Quarter 2011	$11.43	$9.44
Second Quarter 2011	10.78	8.58
Third Quarter 2011	9.55	7.66
Fourth Quarter 2011	9.78	7.26

No trading market exists for our redeemable preferred shares, which are only issued to, or purchased by, long-term employees of our company and must be held by these employees for a period of four years before they vest.

On December 19, 2012, we issued 10,886 shares of common stock to our directors under the Non-Executive Directors’ Share Plan in consideration for their service on our Board of Directors and the committees thereof. See “Item 11. Executive Compensation.”

On September 27, 2005, the Company entered into a Second Deed of Amendment (the “Amendment”) to its Option Deed dated as of August 6, 1997 and as amended on August 8, 2005 between the Company and American Stock Transfer & Trust Company (the “Option Deed”). In March 2007, our Board extended the expiration date of the Option Deed through July 31, 2017.

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

Currently 2,023,850 Bahamian Depository Receipts (“BDRs”) that constitute ownership of 404,770 shares of our common stock are listed and traded on the Bahamian International Stock Exchange. Our common shares that underlie these BDRs are held in a custodial account in The Bahamas. The BDRs are entitled to dividend payments, if and when declared on our common shares, in proportion to their relative value to our common shares.

Holders

On March 8, 2013, we had 813 holders of record of our common stock.

Dividends

We have paid dividends to owners of our common shares and redeemable preferred shares since we began declaring dividends in 1985. However, the payment of any future cash dividends will depend upon our earnings, financial condition, cash flows, capital requirements and other factors our Board of Directors deems relevant in determining the amount and timing of such dividends.

The Board of Directors declares and approves all dividends.

Listed below, for each quarter of the last two fiscal years, is the amount of dividends declared on our issued and outstanding shares of common shares and redeemable preferred shares.

Fourth Quarter 2012	$0.075	Per Share
Third Quarter 2012	0.075	Per Share
Second Quarter 2012	0.075	Per Share
First Quarter 2012	0.075	Per Share

Fourth Quarter 2011	$0.075	Per Share
Third Quarter 2011	0.075	Per Share
Second Quarter 2011	0.075	Per Share
First Quarter 2011	0.075	Per Share

Exchange Controls and Other Limitations Affecting Security Holders

Our Company is not subject to any governmental laws, decrees or regulations in the Cayman Islands which restrict the export or import of capital, or that affect the remittance of dividends, interest or other payments to non-resident holders of our securities.  The Cayman Islands does not impose any limitations on the right of non-resident owners to hold or vote our common stock. There are no exchange control restrictions in the Cayman Islands.

Taxation

The Cayman Islands presently impose no taxes on profit, income, distribution, capital gains, or appreciations of our Company and no taxes are currently imposed in the Cayman Islands on profit, income, capital gains, or appreciations of the holders of our securities or in the nature of estate duty, inheritance, or capital transfer tax. The United States and the Cayman Islands do not have an income tax treaty.

The information required by Item 201(d) of Regulation S-K is provided under ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS of this Annual Report.

ITEM 6.	SELECTED FINANCIAL DATA

The table below contains selected financial data, derived from our audited consolidated financial statements for each of the years in the five-year period ended December 31, 2012. Our consolidated financial statements are prepared in accordance with the accounting principles generally accepted in the United States of America (“US-GAAP”). As a result, all financial information presented herein has been prepared in accordance with US-GAAP. This selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and with our consolidated financial statements and related notes thereto contained elsewhere in this Annual Report.

	Year Ended December 31,
	2012	2011	2010	2009	2008
Statement of Income Data:
Revenue	$65,450,702	$55,154,492	$50,708,554	$58,019,517	$65,678,959
Net Income attributable to Consolidated Waters Co. Ltd. stockholders	9,315,514	6,113,218	6,292,025	6,098,571	7,209,716
Balance Sheet Data:
Total Assets	150,449,086	160,859,431	152,201,566	154,475,781	154,656,574
Long Term Debt Obligations (including current portion)	6,852,660	24,383,794	18,306,785	21,129,267	22,358,340
Redeemable Preferred Stock	18,159	13,456	10,070	10,315	10,420
Non-controlling interests	1,928,024	1,556,529	1,600,167	1,449,030	2,020,721
Dividends Declared Per Share	$0.30	$0.30	$0.30	$0.28	$0.33
Basic Earnings Per Share	$0.64	$0.42	$0.43	$0.42	$0.50
Weighted Average Number of Shares	14,578,518	14,560,259	14,547,065	14,535,192	14,519,847
Diluted Earnings Per Share	$0.64	$0.42	$0.43	$0.42	$0.50
Weighted Average Number of Shares	14,606,148	14,596,013	14,597,894	14,588,144	14,538,971

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Our operations and activities, and those of our affiliate OC-BVI, are presently conducted at 14 plants in four countries: the Cayman Islands, The Bahamas, Belize and the British Virgin Islands. The following table sets forth the comparative combined production capacity of our retail, bulk and affiliate operations as of December 31 of each year.

Comparative Operations
2012			2011
Location	Plants	Capacity (1)	Location	Plants	Capacity (1)
Cayman Islands	8	10.2	Cayman Islands	8	10.2
Bahamas	3	15.2	Bahamas	3	15.2
Belize	1	0.6	Belize	1	0.6
British Virgin Islands	2	0.8	British Virgin Islands	2	0.8
Bermuda	-	-	Bermuda (2)	-	-
	14	26.8		14	26.8

(1)	In millions of gallons per day.
(2)	Operated one plant in Bermuda through the expiration of the agreement on June 30, 2011.

Cayman Islands

We have been operating our business on Grand Cayman Island since 1973 and have been using reverse osmosis technology to convert seawater to potable water since 1989. The Cayman Islands have a limited natural supply of fresh water. We currently have an exclusive license from the Cayman Islands government to process potable water from seawater and then sell and distribute that water by pipeline to Seven Mile Beach and West Bay, Grand Cayman. Our operations consist of eight reverse osmosis seawater conversion plants which provide water to approximately 5,300 retail residential and commercial customers within a government licensed area and bulk water sales to the Water Authority-Cayman (“WAC”). Our pipeline system in the Cayman Islands covers the Seven Mile Beach and West Bay areas of Grand Cayman and consists of approximately 77 miles of polyvinyl chloride and high density polyethylene pipe.

Our exclusive license from the Cayman Islands government was set to expire on July 30, 2010, however we and the Cayman Islands government have extended the license several times in order to provide sufficient time to negotiate the terms of a new license. The most recent extension of our license expires March 30, 2013. In 2011 the Cayman Islands government enacted new water regulation laws pursuant to which the WAC will issue any new retail license. We have been informed during our retail license negotiations that the Cayman Islands government seeks to restructure the terms of our license to employ a rate of return on invested capital model, the implementation of which could significantly reduce the operating income and cash flows we have historically generated from our retail license. See further discussion of this matter at ITEM 1A. RISK FACTORS and ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Material Commitments, Expenditures and Contingencies – Renewal of Retail License.

Bahamas

CW-Bahamas produces potable water from three reverse osmosis seawater conversion plants. Two of these plants, the Windsor plant and the Blue Hills plant, are located in New Providence and have a total installed capacity of 15.1 million gallons per day. CW-Bahamas supplies water from these plants on a take-or-pay basis to the Water and Sewerage Corporation of The Bahamas (“WSC”) under long-term build, own and operate supply agreements. During 2012, we supplied approximately 4.6 billion gallons (2011: 3.2 billion gallons) of water to the WSC from these plants. The Windsor water supply agreement expires the later of March 2013 or the date we deliver the total amount of water required under the agreement. We estimate we will deliver this total amount in May 2013. CW-Bahamas’ third plant is located in Bimini, has a capacity of 115,000 gallons per day, and provides potable water to the Bimini Sands Resort and to the Bimini Beach Hotel. We have also sold water intermittently to the WSC from our Bimini plant when their regular supply was unavailable.

From time to time, CW-Bahamas has experienced delays in collecting its accounts receivable due to financial difficulties experienced by the WSC. CW-Bahamas was due approximately $7.6 million from the WSC as of December 31, 2012. Representatives of the Bahamas government have informed us that the delay in paying our accounts receivables is due to operating issues within the WSC, that the delay does not reflect any type of dispute with us with respect to the amounts owed, and that the amounts will ultimately be paid in full. We believe that the accounts receivable from the WSC are fully collectible and therefore have not provided any allowance for possible non-payment of these receivables as of December 31, 2012.

Belize

CW-Belize was acquired on July 21, 2000, and consists of one reverse osmosis seawater conversion plant on Ambergris Caye, Belize, Central America capable of producing 550,000 gallons per day. We sell water to one customer, Belize Water Services Limited, which then distributes the water through its own distribution system to residential, commercial and tourist properties on Ambergris Caye.

In 2009, the Minister of Public Utilities of the government of Belize published a declaratory order designating CW-Belize as a public utility provider. With this order the Public Utilities Commission of Belize (“PUC”) has the authority to regulate CW-Belize’s activities. In 2011, the PUC issued a second order that requires CW-Belize to take various actions mandated by the PUC that would be significant to its operations. Hearings on this matter have been conducted in a Belize court and the ruling on the matter is pending. See further discussion of this matter at ITEM 1A. RISK FACTORS.

Bermuda

In January 2007, our affiliate, Consolidated Water (Bermuda) Limited (“CW-Bermuda”) entered into a design, build, sale and operating agreement with the Government of Bermuda for a desalination plant to be built in two phases at Tynes Bay along the northern coast of Bermuda. Under the agreement, CW-Bermuda constructed and operated the plant from the second quarter of 2009 through the expiration of the agreement on June 30, 2011. We entered into a management services agreement with CW-Bermuda for the design, construction and operation of the Tynes Bay plant, under which we received fees for direct services, purchasing activities and proprietary technology. Although we own only 40% of the common shares of CW-Bermuda, we consolidate its results in our consolidated financial statements as we are its primary financial beneficiary. As a result of the expiration of its agreement with the Bermuda government, we do not expect to receive any future fees or revenues from CW-Bermuda.

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

Valuation of Equity Investment in OC-BVI. We account for our investment in OC-BVI under the equity method of accounting for investments in common stock. This method requires recognition of a loss on an equity investment that is other than temporary, and indicates that a current fair value of an equity investment that is less than its carrying amount may indicate a loss in the value of the investment. OC-BVI’s dispute and resulting litigation with the BVI government relating to the Baughers Bay plant have resulted in a fair value of our investment in OC-BVI that was at one time less than our carrying value for this investment, as discussed in the paragraphs that follow.

As a quoted market price for OC-BVI’s stock is not available, to test for possible impairment of our investment in OC-BVI we estimate its fair value through use of the discounted cash flow method, which relies upon seven-year discrete projections of OC-BVI’s operating results, working capital and capital expenditures. The use of this method requires us to estimate the cash flows from OC-BVI’s contract with the BVI government to supply water from its Bar Bay plant. For the year ended December 31, 2011 and prior years, the use of this method also required us to estimate the cash flows OC-BVI expected to obtain from the resolution of its dispute and resulting litigation with the BVI government over the ownership and operation of the Baughers Bay plant by (i) identifying various possible outcomes of the Baughers Bay litigation and estimating the cash flows associated with each possible outcome; and (ii) assigning a probability to each Baughers Bay outcome and associated expected cash flows based upon discussions held by OC-BVI’s management with the BVI government and OC-BVI’s legal counsel. The resulting probability weighted sum represented the expected cash flows, and our best estimate of future cash flows, to be derived by OC-BVI from the Baughers Bay litigation. This sum was then added to OC-BVI’s estimated cash flows from its Bar Bay plant and the total was present-valued to estimate OC-BVI’s fair value.

The identification of the possible outcomes for the Baughers Bay dispute, the projections of cash flows for each outcome, and the assignment of relative probabilities to each outcome all represented significant estimates made by us. While we used our best judgment to identify the possible outcomes and expected cash flows for these outcomes and assign relative probabilities to each outcome, these estimates were by their nature highly subjective and were also subject to material change by our management over time based upon additional information from OC-BVI’s management and legal counsel, and a change in the status of OC-BVI’s litigation with the BVI government. After considering the September and October 2009 rulings of the Eastern Caribbean Supreme Court (the “Court”) relating to the Baughers Bay litigation and an announcement by the BVI government in February 2010 that it had signed a contract with another company to construct and operate a plant to provide potable water to the greater Tortola area served by the Baughers Bay plant, we determined that the carrying value of our investment in OC-BVI exceeded the estimated fair value for our investment in OC-BVI and therefore recognized impairment losses aggregating approximately $4.7 million for the year ended December 31, 2009.

The remaining carrying value of our investment in OC-BVI of $6.6 million as of December 31, 2011 assumed that the BVI government would ultimately pay OC-BVI the full amount awarded by the Court in its 2009 rulings and fulfill its obligations to purchase water under the Bar Bay plant agreement. In June 2012, the Eastern Caribbean Court of Appeals issued the final ruling with respect to the Baughers Bay litigation. This ruling dismissed the BVI government’s appeal against the previous judgment of the Court awarding $10.4 million for the water supplied, and also awarded OC-BVI compensation for improvements made to the plant in the amount equal to the difference between (i) the value of the Baughers Bay plant at the date OC-BVI transferred possession of the plant to the BVI government and (ii) $1.42 million (the purchase price for the Baughers Bay plant under the 1990 Agreement). OC-BVI was also awarded all of its court costs at the trial level and two-thirds of such costs incurred on appeal. Prior to the final ruling the BVI government had paid only $5.0 of the original $10.4 million, and the remaining $5.4 million amount due had increased to approximately $6.7 million by the fourth quarter of 2012 due to the court costs awarded by the Appellate Court and the accrued interest due on the aggregate unpaid balance. The BVI government paid OC-BVI $4.7 million of this amount during the fourth quarter of 2012 and the remaining $2.0 million in January 2013.

The remaining carrying value of our investment in OC-BVI of $6.9 million as of December 31, 2012 assumes that the BVI government will honor its obligations under Bar Bay plant water supply agreement. If the BVI government fails to honor the terms of this agreement, the actual cash flows from OC-BVI could vary materially from the expected cash flows we used in determining OC-BVI’s fair value as of December 31, 2012, and we would be required to record an additional loss to reduce the carrying value of our investment in OC-BVI. Such impairment loss would reduce our earnings and could have a material adverse impact on our results of operations and financial condition.

Goodwill and intangible assets. Goodwill represents the excess cost over the fair value of the assets of an acquired business. Goodwill and intangible assets acquired in a business combination accounted for as a purchase and determined to have an indefinite useful life are not amortized, but are tested for impairment at least annually. Intangible assets with estimable useful lives are amortized over their respective estimated useful lives to their estimated residual values and reviewed periodically for impairment. We evaluate the possible impairment of goodwill annually as part of our reporting process for the fourth quarter of each fiscal year. Management identifies our reporting units and determines the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units. We determine the fair value of each reporting unit and compare the fair value to the carrying amount of the reporting unit. To the extent the carrying amount of the reporting unit exceeds the fair value of the reporting unit, we are required to perform the second step of the impairment test, as this is an indication that the reporting unit goodwill may be impaired. In this step, we compare the implied fair value of the reporting unit goodwill with the carrying amount of the reporting unit goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit to all the assets (recognized and unrecognized) and liabilities of the reporting unit in a manner similar to a purchase price allocation. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. If the implied fair value is less than its carrying amount, the impairment loss is recorded.

For the years in the three-year period ended December 31, 2012 we estimated the fair value of our reporting units by applying the discounted cash flow method, the subject company stock price method, the guideline public company method, the mergers and acquisitions method and, on an exception basis and where necessary and appropriate, the net asset value method.

The discounted cash flow method relied upon seven-year discrete projections of operating results, working capital and capital expenditures, along with a terminal value subsequent to the discrete period. These seven-year projections were based upon historical and anticipated future results, general economic and market conditions, and considered the impact of planned business and operational strategies. The discount rates for the calculations represented the estimated cost of capital for market participants at the time of each analysis. In preparing these seven year projections for 2012 for our retail unit we (i) identified various possible outcomes of our on-going negotiations with the Cayman Islands government for the renewal of our retail license; (ii) estimated the cash flows associated with each possible outcome; and (iii) assigned a probability to each outcome and associated estimated cash flows. The weighted average estimated cash flows were then summed to determine the overall fair value of the retail unit under this method. The possible outcomes used for the discounted cash flow method for the retail unit included the implementation of a rate of return on invested capital model, the methodology proposed by Cayman Islands government representatives for the new retail license.

We also estimated the fair value of each of our reporting units for each of the years in the three-year period ended December 31, 2012 through reference to the quoted market prices for our Company and guideline companies and the market multiples implied by guideline merger and acquisition transactions. For the year ended December 31, 2012 we also relied upon net asset values to estimate the fair value of our services unit.

We weighted the fair values estimated for each of our reporting units under each method and summed such weighted fair values to estimate the overall fair value for each reporting unit. In recognition of the fact that our common stock has traded at prices less than its book value per share during the past two years we changed the relative weightings for 2012 from those used for 2011 to increase the weightings applied to those methods that resulted in more conservative estimates of fair value. The respective weightings we applied to each method for the years ended December 31, 2012 and 2011 are as follows:

	2012			2011
Method	Retail	Bulk	Services	Retail	Bulk	Services
Discounted cash flow	20%	30%		20%	10%	20%
Subject company stock price	60%	50%	10%	40%	10%	80%
Guideline public company	10%	10%		20%	40%
Mergers and acquisitions	10%	10%		20%	40%
Net asset value			90%
	100%	100%	100%	100%	100%	100%

The fair values we estimated for our retail, bulk and services units exceeded their carrying amounts for the year ended December 31, 2011. The fair values we estimated for our retail and bulk units exceeded their carrying amounts by 39% and 6%, respectively, for the year ended December 31, 2012. The fair value we estimated for our services unit for the year ended December 31, 2012 was 10% less than its carrying amount. As a result of this estimate and our subsequent step 2 analysis of the implied fair value of the goodwill recorded for our services unit, we recorded an impairment charge for the services unit goodwill of $88,717 for the year ended December 31, 2012. Based upon the discounted cash flows and market approach methodologies employed in our analyses, no other impairment charges were required for our goodwill for any of the years in the three-year period ended December 31, 2012.

We also performed an analysis reconciling the conclusions of value for our reporting units to our market capitalization at October 1, 2012. This reconciliation resulted in an implied control premium for our Company of 32.6%.

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

We assume the risk that the costs associated with constructing the plant may be greater than we anticipated in preparing our bid. However, the terms of each of the sales contracts with our customers require us to guarantee the sales price for the plant at the bid amount. Because we base our contracted sales price in part on our estimation of future construction costs, the profitability of our plant sales is dependent on our ability to estimate these costs accurately. The cost estimates we prepare in connection with the construction of plants to be sold to third parties are subject to inherent uncertainties. The cost of materials and construction may increase significantly after we submit our bid for a plant due to factors beyond our control, which could cause the gross margin for a plant to be less than we anticipated when the bid was made. The gross profit we initially expect to generate from a plant sale could be further affected by other factors, such as hydro-geologic conditions at the plant site that differ materially from those we believe exist and relied upon when we submitted our bid.

Quarterly Results of Operations

The following table presents unaudited quarterly results of operations for the eight quarters ended December 31, 2012. We believe that all adjustments, consisting only of normal recurring adjustments, necessary to present fairly such quarterly information have been included in the amounts reported below.

	Year Ended December 31, 2012
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Total revenues	$16,728,727	$16,230,779	$15,840,136	$16,651,060
Gross profit	5,947,849	5,405,410	5,241,284	5,397,899
Net income attributable to Consolidated Water Co. Ltd. stockholders	2,342,666	1,957,492	1,304,843	3,710,513
Diluted earnings per share	0.16	0.13	0.09	0.25

	Year Ended December 31, 2011
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Total revenues	$13,906,620	$14,835,872	$12,806,652	$13,605,348
Gross profit	5,250,555	5,251,205	4,008,850	4,511,457
Net income attributable to Consolidated Water Co. Ltd. stockholders	1,993,010	1,929,662	1,286,068	904,478
Diluted earnings per share	0.14	0.13	0.09	0.06

Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and accompanying notes included under Part II, Item 8. Financial Statements and Supplementary Data, of this Annual Report.

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

Consolidated Results

Net income attributable to Consolidated Water Co. Ltd. common stockholders for 2012 was $9,315,514 ($0.64 per share on a fully-diluted basis), as compared to $6,113,218 ($0.42 per share on a fully-diluted basis) for 2011.

Total revenues for 2012 were $65,450,702, up from the $55,154,492 in revenues for 2011, as revenue increases for our bulk segment and, to a much lesser extent our retail segment, more than offset a decline in services segment revenues. Gross profit for 2012 was $21,992,442 or 34% of total revenues, as compared to $19,022,067, or 34% of total revenues, for 2011. Gross profit for the retail and bulk segments improved while gross profit for the services segment declined in 2012 from 2011. For further discussion of revenues and gross profit for 2012, see the “Results by Segment” analysis that follows.

General and administrative (“G&A”) expenses on a consolidated basis were $14,542,817 and $13,651,650 for 2012 and 2011, respectively. The growth of approximately 7% in General and Administrative expenses in 2012 resulted from (i) incremental employee expenses of approximately $486,000 attributable to additional management and information technology personnel and base salary increases; (ii) additional research and development costs of approximately $277,000; (iii) an increase in other business development costs (i.e. - for projects other than NSC’s Mexico initiative) of approximately $821,000; (iv) incremental depreciation expense of approximately $170,000; and (v) smaller increases in various miscellaneous expense categories. The overall increase in 2012 consolidated G&A expenses was in part offset by a decrease of approximately $1.3 million in the project development expenses incurred by NSC, our consolidated Mexico affiliate.

Interest expense decreased to $876,971 for 2012 from $1,141,744 for 2011 as a result of the prepayment on March 31, 2012 of the remaining $8.5 million of our 7.5% bonds payable and declining principal balances on our remaining bonds payable.

We recognized earnings and profit sharing on our investment in OC-BVI for 2012 and 2011 of $2,464,773 and $838,652, respectively. Our earnings from OC-BVI increased from 2011 due to the receipt by OC-BVI during the fourth quarter of 2012 of approximately $4.7 million of the amount awarded in the Baughers Bay litigation. See further discussion of OC-BVI at “Liquidity and Capital Resources — Material Commitments, Contingencies and Expenditures — OC-BVI Litigation.”

Results by Segment

Retail Segment:

The retail segment contributed $1,370,112 and $2,757,449 to our income from operations for 2012 and 2011, respectively.

Revenues generated by our retail water operations were $24,222,895 and $23,356,338 for 2012 and 2011, respectively. The number of gallons of water sold by our retail segment decreased by almost 2% from 2011 to 2012. We believe this decrease in the volume of water sold by our retail segment resulted from abnormally high rainfall on Grand Cayman during the three months ended June 30, 2012. As reported by the Cayman Islands National Weather Service, Grand Cayman received approximately 28 inches of rainfall during the three months ended June 30, 2012, as compared to just over four inches during the three months ended June 30, 2011 and a 30 year average for the second quarter ended June 30 of approximately 13 inches. The impact of the decrease in the volume of water sold in 2012 on retail revenues was mitigated by the annual first quarter adjustment to our base rates, which was an increase of approximately 4% in 2012 as a result of upward movements in the consumer price indices used to determine such rate adjustments.

Retail segment gross profit was $12,674,640 (52% of revenues) and $11,859,740 (51% of revenues) for 2012 and 2011, respectively.

Consistent with prior periods, we record all non-direct G&A expenses in our retail business segment and do not allocate any of these non-direct costs to our other two business segments. Retail G&A expenses for 2012 and 2011 were $11,304,528 and $9,102,291, respectively. G&A expenses increased from 2011 to 2012 principally as a result of incremental (i) employee expenses of approximately $412,000 attributable primarily to additional management and information technology personnel and base salary increases; (ii) research and development costs of approximately $277,000; (iii) non-Mexico related business development costs of approximately $821,000; and (iv) depreciation expense of approximately $170,000.

During the latter half of 2012, we commenced, through our newly formed 95% owned subsidiary, PT Consolidated Water Bali, the construction of a seawater reverse osmosis (“SWRO”) plant in Nusa Dua, one of the primary tourist areas of Bali, Indonesia. We believe the water demands of the tourist resorts in Nusa Dua will soon exceed the water supplies that can be provided to the area by the local public water utility, and that other areas of Bali will also eventually experience fresh water shortages. However, as SWRO has not been employed to any meaningful extent in Bali, we have concluded that to obtain customers in Bali we must first demonstrate the viability of SWRO as well as our capabilities and expertise. Consequently, we have elected to commence this plant’s construction before obtaining contracts for its full production. We believe we will be able to sell 100% of the plant’s capacity once it becomes operational, although we cannot assure that we will be able to do so. The initial capital investment for this plant is estimated at approximately $4.2 million, which will fund production capacity of approximately 500,000 gallons per day. As of December 31, 2012 we had expended approximately $1.9 million in construction costs for this plant.

Bulk Segment:

The bulk segment contributed $7,261,041 and $5,345,265 to our income from operations for 2012 and 2011, respectively.

Bulk segment revenues were $40,758,182 and $30,757,874 for 2012 and 2011, respectively. The increase in bulk revenues of approximately $10 million from 2011 to 2012 resulted from a 32% increase in the number of gallons of water sold, which was attributable to the expansion of our Blue Hills plant in the Bahamas during the fourth quarter of 2011.

Gross profit for our bulk segment was $9,078,295 and $6,630,386 for 2012 and 2011, respectively. The increase in the bulk segment’s gross profit for 2012 was derived from the increased volume of water sold. Gross profit as a percentage of bulk revenues remained consistent at approximately 22% for both 2012 and 2011.

Bulk segment G&A expenses were $1,384,527 and $1,285,121 for 2012 and 2011, respectively. The increase in these expenses from 2011 to 2012 reflects approximately $77,000 in additional employee costs for our Bahamas and Belize operations.

During the fourth quarter of 2012 we determined, after assessing the economic prospects for our Bimini subsidiary, that the carrying value of Bimini’s desalination plant assets were likely not recoverable from its undiscounted future cash flows. Accordingly, we recorded an impairment loss of $432,727 during the fourth quarter of 2012 to reduce the carrying value of the Bimini plant to its estimated fair value.

Our agreement with the WAC to operate and sell water from the Lower Valley plant on Grand Cayman expired in January 2013 and the WAC elected to assume the responsibility for operating this plant at that time. Consequently we will no longer generate any revenues from this plant. Our sales and gross profit from this plant were $2,061,741 and $213,347, respectively for 2012, and $2,024,461 and $100,511, respectively, for 2011.

Services Segment:

The services segment incurred losses from operations of ($1,702,972) and ($2,732,297) for 2012 and 2011, respectively. We anticipate that the services segment will continue to incur losses from operations while we continue to fund the project development activities of NSC and/or until such time as we obtain significant new management services or plant construction contracts. As a result of the decline in profitability of our services segment and its current economic prospects, our 2012 goodwill impairment testing resulted in an impairment charge against all of the services segment goodwill of $88,717 for 2012.

Services segment revenues were $469,625 and $1,040,280 for 2012 and 2011, respectively. Services revenues decreased from 2011 to 2012 due to the expiration of the management services contract for the Bermuda plant on June 30, 2011 and a $163,000 reduction in plant sales revenues due to a lack of customer plant construction activity in 2012. Serving to slightly offset these revenue decreases were higher fees earned on our management agreement for OC-BVI due to the higher earnings recognized by this affiliate in 2012 as compared to 2011.

Gross profit for our services segment was $239,507 and $531,941 for 2012 and 2011, respectively. The lower gross profit for 2012 reflects the decrease in revenues discussed above.

G&A expenses for the services segment were $1,853,762 and $3,264,238 for 2012 and 2011, respectively. The decrease in G&A expenses is primarily attributable to a reduction in the expenses related to the project development activities of our consolidated Mexico affiliate, NSC, of approximately $1.3 million.

As noted above, our management contract for the Bermuda plant expired on June 30, 2011, and we do not expect to generate any further fees or revenues from this plant. We generated revenues and gross profits from our Bermuda affiliate of $723,000 and $457,000, respectively, for the year ended December 31, 2011.

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

Consolidated Results

Net income attributable to Consolidated Water Co. Ltd. common stockholders for 2011 was $6,113,218 ($0.42 per share on a fully-diluted basis), as compared to $6,292,025 ($0.43 per share on a fully-diluted basis) for 2010.

Total revenues for 2011 were $55,154,492, up from the $50,708,554 in revenues for 2010, as revenue increases for our bulk segment and, to a lesser extent our retail segment, more than offset a decline in services segment revenues. Gross profit for 2011 was $19,022,067 or 34% of total revenues, as compared to $16,610,495, or 33% of total revenues, for 2010. Gross profit for retail and bulk segments improved while gross profit for the services segment declined in 2011 from 2010. For further discussion of revenues and gross profit for 2011 see the “Results by Segment” analysis that follows.

General and administrative expenses on a consolidated basis were $13,651,650 and $11,329,648 for 2011 and 2010, respectively. This increase in G&A expenses of approximately $2.3 million in 2011 resulted from incremental expenses of approximately $1,286,000 for the project development activities of our consolidated Mexico affiliate, NSC, and an increase of approximately $1,045,000 in employee costs due to approximately $270,000 in additional management bonuses, incremental stock based compensation of approximately $237,000, the hiring of additional personnel and salary increases.

Interest expense decreased to $1,141,744 for 2011 from $1,584,771 for 2010 as a result of $246,851 in interest capitalized for the expansion of our Blue Hills plant and the prepayment on September 30, 2010 of $1.5 million of our 7.5% bonds payable.

We recognized earnings on our investment in OC-BVI for 2011 and 2010 of $838,652 and $1,235,146, respectively. See further discussion of OC-BVI at “Liquidity and Capital Resources — Material Commitments, Contingencies and Expenditures — OC-BVI Litigation.”

Results by Segment

Retail Segment:

The retail segment contributed $2,840,613 and $3,397,210 to our income from operations for 2011 and 2010, respectively.

Revenues generated by our retail water operations were $23,356,338 and $21,864,252 for 2011 and 2010, respectively. The number of gallons sold by the retail segment decreased by approximately 4% from 2010 to 2011 due to water sales made in the first quarter of 2010 at bulk water rates to the Water Authority Cayman (“WAC”) to replace water previously supplied by the Red Gate plant while such plant was under refurbishment. Excluding this water sold to the WAC, the number of gallons sold by the retail segment increased by approximately 3% from 2010 to 2011. The increase in retail revenues from 2010 to 2011 is due to (i) the annual first quarter adjustment to our base rates, as our retail segment increased its base rates by approximately 2% due to an upward movement in the consumer price indices used to determine such rate adjustment; and (ii) higher energy prices in 2011 which resulted in energy pass through charges to our retail customers that were approximately $890,000 higher in 2011 than in 2010.

Retail segment gross profit was $11,859,740 (51% of revenues) and $11,502,950 (53% of revenues) for 2011 and 2010, respectively. The slight decline in gross profit as a percentage of revenues from 2010 to 2011 reflects the increased energy pass through charges and higher non-revenue water volumes for 2011.

Consistent with prior periods, we record all non-direct G&A expenses in our retail business segment and do not allocate any of these non-direct costs to our other two business segments. Retail G&A expenses for 2011 and 2010 were $9,102,291 and $8,105,740, respectively. G&A expenses increased from 2010 to 2011 due to additional employee costs of approximately $1,002,000 due to approximately $270,000 in additional management bonuses, incremental stock based compensation of approximately $237,000, the hiring of additional personnel and salary increases.

Bulk Segment:

The bulk segment contributed $5,262,101 and $3,147,036 to our income from operations for December 31, 2011 and 2010, respectively.

Bulk segment revenues were $30,757,874 and $25,302,093 for 2011 and 2010, respectively. The increase in bulk revenues of approximately $5.5 million from 2010 to 2011 resulted from a 6% increase in the number of gallons of water sold and energy pass-through increases to our rates due to higher energy prices. Our bulk revenues for 2011 benefited from $770,000 in revenues generated in the fourth quarter from the expansion of CW-Bahamas’ Blue Hills plant.

Gross profit for our bulk segment was $6,630,386 and $4,394,112 for 2011 and 2010, respectively. Gross profit as a percentage of bulk revenues increased to approximately 22% for 2011 as compared to approximately 17% for 2010. The improvement in the bulk segment’s gross profit as a percentage of revenues in 2011 from 2010 is attributable to the increase in revenues, as a significant portion of our production costs are relatively fixed in nature and do not increase proportionately with an increase in the volume of water sold.

Bulk segment G&A expenses were $1,285,121 and $1,247,076 for 2011 and 2010, respectively. The increase in these expenses from 2010 to 2011 is primarily due to approximately $86,000 in additional taxes paid by our Belize operations during the first quarter of 2011.

Services Segment:

The services segment incurred losses from operations of ($2,732,297) and ($1,263,399) for 2011 and 2010, respectively.

Services segment revenues were $1,040,280 and $3,542,209 for 2011 and 2010, respectively. Services revenues decreased from 2010 to 2011 due to (i) substantially lower plant sales revenues, which declined by approximately $1.7 million due to a lack of customer plant construction activity in 2011; (ii) the expiration of the management services contract for the Bermuda plant on June 30, 2011; and (iii) lower fees earned on our management agreement for OC-BVI due to the incremental fees earned on the higher earnings generated by this affiliate in 2010 as compared to 2011.

Gross profit for our services segment was $531,941 and $713,433 for 2011 and 2010, respectively. The lower gross profit for 2011 reflects the decrease in revenues discussed above.

G&A expenses for the services segment were $3,264,238 and $1,976,832 for 2011 and 2010, respectively. The increase in G&A expenses is attributable to the project development activities of our consolidated Mexico affiliate, NSC.

As noted above, our management contract for the Bermuda plant expired on June 30, 2011. We generated revenues and gross profits from our Bermuda affiliate of $723,000 and $457,000, respectively, for the year ended December 31, 2011.

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

Our ability to access the debt and equity capital markets is impacted by our current and anticipated financial results, financial condition, existing level of borrowings, credit rating, the terms of our debt agreements (including our compliance therewith), and by conditions in the debt and equity markets. We are presently in compliance with the terms of our debt agreements.

Our primary uses of cash other than for operations are construction costs and capital expenditures, including plant expansion and new plant construction. Other significant uses include payment of dividends, repayment of debt and the pursuit of new business opportunities.

Net cash of approximately $26.2 million has been provided by our operating activities over the last three years. As of December 31, 2012, we had cash balances totaling approximately $33.9 million and working capital of approximately $52.6 million. We believe our cash on hand and cash to be generated from operations will be sufficient to meet our liquidity requirements for 2013, which include approximately $2.1 million in principal and interest payments on debt, budgeted capital expenditures for our existing operations of approximately $5.9 million, estimated capital expenditures to complete our plant in Bali, Indonesia of approximately $2.3 million, and projected expenditures of approximately $7.9 million for the project development activities of our Mexico affiliate, NSC. Our liquidity requirements for 2013 may also include quarterly dividends, if such dividends are declared by our Board. Our dividend payments amounted to approximately $4.4 million in 2012.

We may be required to seek new financing should we obtain any new projects or plant expansions in 2013. We believe we have a sufficient credit standing and adequate funding sources to obtain additional financing.

While we are not presently aware of anything that would lead us to believe that we will not have sufficient liquidity to meet our needs for 2013 and thereafter, we expect our available cash and working capital to decline during 2013 from their December 31, 2012 balances if we continue, as we presently anticipate, to fund the project development activities of NSC and CW-Bali.

Discussion of Cash Flows for the Year Ended December 31, 2012

Our cash and cash equivalents decreased to $33.9 million as of December 31, 2012 from $37.6 million as of December 31, 2011.

Cash Flows from Operating Activities

Our operating activities provided net cash for the year ended December 31, 2012 of $11.5 million. This cash provided reflects net income generated for the year of $9.6 million as adjusted for (i) various items included in the determination of net income that do not affect cash flows during the year and (ii) changes in the other components of working capital. The more significant of such items for 2012 included depreciation and amortization of approximately $7.7 million and a net increase in accounts receivable of approximately $4.1 million.

Cash Flows from Investing Activities

Our investing activities provided $6.7 million in net cash for the year ended December 31, 2012. Approximately $4.6 million was used for construction in progress and property, plant and equipment additions and we collected $1.8 million on our loans receivable and received $2.3 million in cash from our investment in OC-BVI. We paid off our non-revolving credit facility in April 2012, which allowed for the release of the restriction on $7.5 million that was pledged as collateral on our $10,000,000 non-revolving credit facility with Scotiabank (Cayman) Ltd.

Cash Flows from Financing Activities

Our financing activities used approximately $21.9 million in net cash for the year ended December 31, 2012. During the year, we made $1.6 million in scheduled debt repayments on our 5.95% secured bonds, the redemption of the $8.5 million balance of the Series A bonds, dividends of $4.4 million and the repayment of a $7.5 million non-revolving credit facility with Scotiabank (Cayman) Ltd.

Financial Position

Accounts receivable as of December 31, 2012 were approximately $12.5 million, up approximately $4.0 million from December 31, 2011. Approximately $3.2 million of the increase reflects an increase in accounts receivable due from the WSC.

Loans receivable decreased approximately $1.8 million from approximately $12.6 million as of December 31, 2011 to approximately $10.8 million as of December 31, 2012 due to scheduled payments by the WAC.

Borrowings Outstanding

As of December 31, 2012, our borrowings outstanding with an aggregate unamortized balance of $6,852,660 consisted entirely of bonds payable bearing interest at a contractual rate of 5.95%. These bonds were issued in August 2006 in the principal amount of $15,771,997 in a private offering. We received net proceeds (excluding issuance costs and after the offering discount) from this issuance of $14,445,720. These bonds are repayable in quarterly principal and interest installments of $526,010, and mature in 2016. We have the right to redeem the bonds in full at any time after August 4, 2009 at a premium of 1.5% of the outstanding principal and accrued interest on the bonds on the date of redemption. As of December 31, 2012, $7,025,353 in principal amount was outstanding on these secured bonds. Our obligations under the bonds are secured by fixed and floating charges (i) on all of our assets, including an equitable charge of all of the shares of Cayman Water, and (ii) on all of Cayman Water’s assets including its real estate.

The trust deed for these bonds restricts our ability to enter into new borrowing agreements or any new guarantees without prior approval of the trustee and limits our capital expenditures, with the exception of capital expenditures to be incurred on certain defined projects, to $2,000,000 annually without prior approval by the trustee. The trust deed also contains financial covenants that require us to maintain a debt service coverage ratio of not less than 1.25 to 1, a ratio of long term debt to EBITDA (i.e. earnings before interest, taxes, depreciation and amortization) for the 12 months preceding the ratio calculation date not greater than 2.5 to 1 and a ratio of long term debt to equity equal to or less than 1.5 to 1. As of December 31, 2012, we were in compliance with the covenants under the trust deed.

Material Commitments, Expenditures and Contingencies

Renewal of Retail License

In the Cayman Islands, we provide water to retail customers under a license issued to us in July 1990 by the Cayman Islands government that grants us the exclusive right to provide water to retail customers within our licensed service area. Our service area is comprised of an area on Grand Cayman that includes the Seven Mile Beach and West Bay areas, two of the three most populated areas in the Cayman Islands. For the years ended December 31, 2012 and 2011, we generated approximately 37% and 42%, respectively, of our consolidated revenues and 52% and 51%, respectively, of our consolidated gross profits from the retail water operations conducted pursuant to our exclusive license. If we are not in default of any terms of the license, we have a right of first refusal to renew the license on terms that are no less favorable than those that the government offers to any third party.

This license was set to expire on July 10, 2010; however, we and the Cayman Islands government have agreed in correspondence to extend the license several times in order to provide sufficient time to negotiate the terms of a new license agreement. The most recent extension of our license expires March 30, 2013.

In February 2011, the Water Production and Supply Law, 2011 (which replaces the Water (Production and Supply) Law (1996 Revision) under which the Company is licensed) and the Water Authority (Amendment) Law, 2011 (the “New Laws”) were published and are now in full force and effect. Under the New Laws, the Water Authority-Cayman (“WAC”) would issue any new license which could include a rate of return on invested capital model described below.

We have been advised in correspondence from the Cayman Islands government and the WAC that: (i) the WAC is now the principal negotiator, and not the Cayman Islands government, in these license negotiations, and (ii) the WAC has determined that a rate of return on invested capital model (“RCAM”) is in the best interest of the public and the Company’s customers.  RCAM is the rate model currently utilized in the electricity transmission and distribution license granted by the Cayman Islands government to the Caribbean Utilities Company, Ltd.

In July 2012, in an effort to resolve several issues relating to our retail license renewal negotiations, we filed an Application for Leave to Apply for Judicial Review (the “Application”) with the Grand Court of the Cayman Islands (the “Court”), stating that:  (i) certain provisions of the Water Authority Law, 2011 and the Water (Production and Supply) Law, 2011, appear to be incompatible, (ii) the WAC’s roles as the principal license negotiator, statutory regulator and our competitor put the WAC in a position of hopeless conflict, and (iii) the WAC’s decision to replace the rate structure under our current exclusive license with RCAM was predetermined and unreasonable.

Throughout the course of the retail license renewal negotiations, we have objected to the use of RCAM on the basis that we believe such a model would not promote the efficient operation of our water utility and could ultimately increase water rates to our customers.

In October 2012, we were notified that the Court agreed to consider the issues raised in the Application. As a result, our Company, the Cayman Islands government and the Water Authority-Cayman will have the opportunity to present their positions to the Court in a trial proceeding.

If we do not ultimately enter into a new license agreement and no other party is awarded a license, we expect to be permitted to continue to supply water to our service area.

It is possible that the Cayman Islands government could offer a third party a license to service some or all of our present service area.  In such event, we may assume the license offered to the third party by exercising our right of first refusal. However, the terms of any new license agreement may not be as favorable to us as the terms under which we are presently operating and could materially reduce the operating income and cash flows that we have historically generated from our retail license and could require us to record an impairment loss to further reduce the $3,499,037 carrying value of our goodwill. Such impairment loss could be material to our results of operations.

Under the New Laws, the Governor in Cabinet sets the rates and rate adjustment mechanisms for water and sewerage services of the WAC. On October 30, 2012 by order of Cabinet, the regulations which govern the base water and sewerage rates charged by the WAC were amended to include an annual inflation adjustment mechanism which is functionally the same as the inflation adjustment mechanism included in our extended 1990 License agreement. In addition, the rates charged by the WAC for sewerage services now include a monthly energy adjustment charge which allows the WAC to increase or decrease their sewerage charges to reflect monthly changes in energy costs. This new energy adjustment charge is also functionally similar to the energy adjustment charge contained in our 1990 License agreement. And finally, WAC’s base water and sewerage rates were immediately increased by an average of 9.2%. We believe that as a result of these fundamental changes, the WAC’s rate structure is now consistent with the rate structure of our 1990 License. In our opinion, such changes are inconsistent with the WAC’s previous assertion that a rate of return on invested capital model is in the best interests of the public.

Mexico Affiliate

In May 2010, we acquired, through our wholly-owned Netherlands subsidiary, Consolidated Water Cooperatief, U.A., a 50% interest in N.S.C. Agua, S.A. de C.V., (“NSC”) a Mexican company, and have since acquired the voting rights for, and an option to purchase, an additional 25% interest in this company.  NSC has been formed to pursue a project encompassing the construction, ownership and operation of a 100 million gallon per day seawater reverse osmosis desalination plant to be located in northern Baja California, Mexico and an accompanying pipeline to deliver water to a Mexican potable water system and the U.S. border. We believe such a project can  be successful due to what we anticipate will be a growing need for a new potable water supply for the areas of northern Baja California, Mexico and Southern California, United States. To complete this project, we have engaged two engineering groups with extensive regional and/or technical experience and have partnered with Doosan Heavy Industries and Construction (“DHIC”), a global leader in the engineering, procurement and construction of large seawater desalination plants. Once completed, one of our subsidiaries would operate the plant and we would retain a minority position in its ownership. NSC is in the development stage, and is presently involved in (i) purchasing additional land on which to build the plant, (ii) seeking contracts for the electric power and feed water sources for the plant’s proposed operations, and (iii) conducting (under a Memorandum of Understanding with DHIC) an equipment piloting plant and water quality data collection program at the proposed feed water source.  In addition to completing these activities, NSC will be required to complete various other steps before it can commence construction of the plant and pipeline including, but not limited to, obtaining approvals and permits from various governmental agencies in Mexico and the United States, securing contracts with its proposed customers to sell water in sufficient quantities and at prices that make the project financially viable, and obtaining equity and debt financing for the project. NSC’s potential customers will also be required to obtain various governmental permits and approvals in order to purchase water from NSC.

For our 50% interest in NSC, we provided the initial funding of $4.0 million in the form of equity for NSC’s development activities and have also provided all subsequent funding for NSC. Because we exercise effective financial control over NSC and our partners in NSC have not participated in NSC’s funding, we consolidate NSC’s results of operations. Included in our consolidated results of operations for the years ended December 31, 2012, 2011 and 2010 are approximately $1.7 million, $3.0 million and $1.7 million, respectively, in general and administrative expenses from NSC, consisting of organizational, legal, accounting, engineering, consulting and other costs relating to its project development activities. The assets and liabilities of NSC included in our consolidated balance sheet amounted to approximately $1,452,000 and $116,000, respectively, as of December 31, 2012 and approximately $121,000 and $367,000, respectively, as of December 31, 2011.

In February 2012, we acquired an option, exercisable through February 7, 2014, to purchase the shares of one of the other shareholders of NSC along with an immediate power of attorney to vote those shares. As a result, we now have effective control of NSC.

In July 2012, NSC obtained an extension of the purchase contract for a portion of the land on which the proposed plant would be constructed. In exchange for additional prepayments of (i) $500,000 paid at signing of the extension and (ii) a further $500,000 payable on May 15, 2013, NSC was granted an extension of the purchase agreement until May 15, 2014. NSC is currently negotiating a purchase agreement for an additional parcel of land.

In August 2012, NSC and DHIC extended their Memorandum of Understanding for 18 months from August 19, 2012, pursuant to which DHIC provided and installed and is operating an equipment piloting plant and collecting water quality data from the proposed feed water source site in Rosarito Beach, Baja California, Mexico. This amended Memorandum of Understanding requires that NSC negotiate exclusively with DHIC for the construction of the 100 million gallon per day seawater reverse osmosis desalination plant and further requires payment by NSC to DHIC of up to $500,000 as compensation for the operation and maintenance of the equipment piloting plant should NSC not award the engineering, procurement and construction contract for the project to DHIC.

In November 2012, NSC signed a letter of intent with Otay Water District in Southern California to deliver no less than 20 million and up to 40 million gallons of water per day from the plant to the Otay Water District at the border between Mexico and the United States.

NSC has entered into a 20 year lease, effective November 2012, for approximately 5,000 square meters of land on which it plans to construct the water intake and outtake works for the plant. The amounts due on this lease are payable in Mexican pesos at an amount that is currently equivalent to approximately $20,000 per month. This lease is cancellable should NSC ultimately not proceed with the project.

We estimate that it will take at least through the second quarter of 2014 for NSC to complete all of the development activities (which include completing the site piloting plant activities, purchasing the land for the plant, securing feed water and power supplies, completing the engineering and feasibility studies, negotiating customer contracts, obtaining required regulatory permits and arranging the project financing) necessary to commence construction of the plant. During 2013, we expect to incur an additional $5.7 million in expenses for these project development activities and to pay an additional $2.2 million in deposits for the parcels of land for the project. We expect to incur additional development expenses for this project in 2014. However, NSC may ultimately be unable to complete all of the activities necessary to begin construction of the project.

CW-Belize

By Statutory Instrument No. 81 of 2009, the Minister of Public Utilities of the government of Belize published an order, the Public Utility Provider Class Declaration Order, 2009 (the “Order”), which as of May 1, 2009 designated CW-Belize as a public utility provider under the laws of Belize. With this designation, the Public Utilities Commission of Belize (the “PUC”) has the authority to set the rates charged by CW-Belize and to otherwise regulate its activities. On November 1, 2010, CW-Belize received a formal complaint from the PUC alleging that CW-Belize was operating without a license under the terms of the Water Industry Act. CW-Belize applied for this license in December 2010. On July 29, 2011, the PUC issued the San Pedro Public Water Supply Quality and Security Complaint Order (the “Second Order”) which among other things requires that (i) CW-Belize and its customer jointly make a submission to the responsible Minister requesting that the area surrounding CW-Belize’s seawater abstraction wells be designated a forest reserve or national park and be designated a Controlled Area under section 58 of the Water Industry Act, (ii) CW-Belize submit an operations manual for CW-Belize’s desalination plant to the PUC for approval, (iii) CW-Belize and its customer modify the water supply agreement between the parties to (a) include new water quality parameters included in the Order and (b) cap the current exclusive water supply arrangement in the agreement at a maximum of 450,000 gallons per day, (iv) CW-Belize keep a minimum number of replacement seawater RO membranes in stock at all times and (v) CW-Belize take possession of and reimburse the PUC for certain equipment which the PUC purchased from a third-party in late 2010. CW-Belize has applied for declaratory judgment and has been granted a temporary injunction to stay the enforcement of the Second Order by the PUC until such time as the matter could be heard by the Belize courts. The initial hearing on this matter was conducted on October 30 and 31, 2012 with an additional hearing on November 29, 2012. The ruling on this case is pending. We are presently unable to determine what impact the outcome of this matter will have on our results of operations, financial position or cash flows.

Transfers of U.S. dollars from CW-Belize to our other subsidiaries require authorization in advance from the Central Bank of Belize.

Material Expenditures and Commitments

The following table summarizes our contractual obligations as of December 31, 2012:

	Total	2013	2014-2016	2017-2019	2020 and Thereafter
Secured 5.95% bonds (1) (2)	$7,890,150	$2,104,040	$5,786,110	$-	$-
Land purchase commitments	500,000	500,000	-	-	-
Employment agreements	2,850,192	1,669,159	1,181,033	-	-
Operating leases	6,449,787	1,199,008	1,321,276	744,537	3,184,966
Purchase orders	450,101	450,101	-	-	-
Security deposits	312,350	22,958	114,565	124,827	50,000
Total	$18,452,580	$5,945,266	$8,402,984	$869,364	$3,234,966

(1) Includes interest costs to be incurred.

(2) Secured 5.95% bonds are shown gross of discount.

CW-Bahamas Liquidity

CW-Bahamas was due approximately $7.6 million from the WSC as of December 31, 2012. We have been informed previously by representatives of the Bahamas government that the delay in paying our accounts receivables is due to operating issues within the WSC, that the delay does not reflect any type of dispute with us with respect to the amounts owed, and that the amounts will ultimately be paid in full. We believe that the accounts receivable from the WSC are fully collectible and therefore have not provided any allowance for possible non-payment of these receivables as of December 31, 2012.

Transfers of U.S. dollars from CW-Bahamas to our other subsidiaries require authorization in advance from the Central Bank of the Bahamas.

CW-Bahamas Performance Bonds

We have two contracts, one for our Windsor plant and one for our Blue Hills plant, to supply water to the WSC. Each contract requires us to guarantee delivery of a minimum quantity of water per week. If we do not meet this minimum, we are required to pay the WSC for the difference between the minimum and actual gallons delivered at a per gallon rate equal to the price per gallon that WSC is currently paying us under the contract. The Windsor and Blue Hills contracts expire in 2013 and 2032, respectively and require us to deliver 16.8 million gallons and 63.0 million gallons, respectively, of water each week. We are required to provide the WSC with performance and operating guarantees, in the form of bank-issued letters of credit, to secure any payments we may be required to make under the minimum delivery requirements of the Windsor contract. A performance bond in the amount of $1,910,775 for the Windsor plant has expired and was not subsequently replaced. We expect to obtain a performance bond for the Blue Hills plant once CW-Bahamas has received payment of its delinquent accounts receivable from the WSC.

Dividends

•	On January 31, 2012, we paid a dividend of $0.075 to shareholders of record on January 1, 2012.
•	On April 30, 2012, we paid a dividend of $0.075 to shareholders of record on April 1, 2012.
•	On July 31, 2012, we paid a dividend of $0.075 to shareholders of record on July 1, 2012.
•	On October 31, 2012, we paid a dividend of $0.075 to shareholders of record on October 1, 2012.
•	On January 31, 2013, we paid a dividend of $0.075 to shareholders of record on January 1, 2013.
•	On February 19, 2013, our Board declared a dividend of $0.075 payable on April 30, 2013 to shareholders of record on April 1, 2013.

We have paid dividends to owners of our common shares and redeemable preferred shares since we began declaring dividends in 1985. Our payment of any future cash dividends will depend upon our earnings, financial condition, cash flows, capital requirements and other factors our Board deems relevant in determining the amount and timing of such dividends.

Dividend Reinvestment and Common Stock Purchase Plan.

This program is available to our shareholders, who may reinvest all or a portion of their common cash dividends into shares of common stock at prevailing market prices and may also invest optional cash payments to purchase additional shares at prevailing market prices as part of this program.

Impact of Inflation

Under the terms of our Cayman Islands license and our water sales agreements in Belize, The Bahamas and the British Virgin Islands, our water rates are automatically adjusted for inflation on an annual basis, subject to temporary exceptions. We, therefore, believe that the impact of inflation on our gross profit, measured in consistent dollars, will not be material. However, significant increases in items such as fuel and energy costs could create additional credit risks for us, as our customers’ ability to pay our invoices could be adversely affected by such increases.

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

As of December 31, 2012, we had approximately $10.8 million in loans receivable due from the Water Authority-Cayman. These loans were current as to scheduled principal and interest payments as of December 31, 2012.

Interest Rate Risk

We are not exposed to significant interest rate risk as the interest rate on our 5.95% bonds is fixed at 5.95%.

Foreign Exchange Risk

All of the currencies in our operating areas other than the Mexican peso, Indonesian rupiah and the euro have been fixed to the dollar for over 20 years and we do not employ a hedging strategy against exchange rate risk associated with our reporting in dollars. If any of these fixed exchange rates becomes a floating exchange rate or if any of the foreign currencies in which we conduct business depreciate significantly against the dollar, our results of operations and financial condition could be adversely affected.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Page
CONSOLIDATED WATER CO. LTD.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
Report of Independent Registered Public Accounting Firm	52
Consolidated Balance Sheets as of December 31, 2012 and 2011	53
Consolidated Statements of Income for the Years Ended December 31, 2012, 2011 and 2010	54
Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2012, 2011 and 2010	55
Consolidated Statements of Cash Flows for the Years Ended December 31, 2012, 2011 and 2010	56
Notes to Consolidated Financial Statements	57
Schedule II, Valuation and Qualifying Accounts, is omitted because the information is included in the financial statements and notes.
OCEAN CONVERSION (BVI) LTD.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
Report of Independent Registered Public Accounting Firm	84
Consolidated Balance Sheets as of December 31, 2012 and 2011	85
Consolidated Statements of Operations for the Years Ended December 31, 2012, 2011 and 2010	86
Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2012, 2011 and 2010	87
Consolidated Statements of Cash Flows for the Years Ended December 31, 2012, 2011 and 2010	88
Notes to Consolidated Financial Statements	89

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Consolidated Water Co. Ltd.

We have audited the accompanying consolidated balance sheets of Consolidated Water Co. Ltd. as of December 31, 2012 and 2011, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2012. We also have audited Consolidated Water Co. Ltd.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Consolidated Water Co. Ltd.’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Consolidated Water Co. Ltd. as of December 31, 2012 and 2011, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Consolidated Water Co. Ltd. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/  Marcum LLP

Fort Lauderdale, Florida

March 13, 2013

CONSOLIDATED WATER CO. LTD.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2012	2011
ASSETS
Current assets
Cash and cash equivalents	$33,892,655	$37,624,179
Restricted cash	-	7,500,000
Marketable securities	8,570,338	8,496,372
Accounts receivable, net	12,516,466	8,537,232
Inventory	1,757,601	1,451,639
Prepaid expenses and other current assets	2,709,185	1,880,105
Current portion of loans receivable	1,812,532	1,843,600
Total current assets	61,258,777	67,333,127
Property, plant and equipment, net	58,993,406	64,185,110
Construction in progress	2,612,800	141,204
Inventory, non-current	3,970,241	3,861,470
Loans receivable	9,028,279	10,758,873
Investment in OC-BVI	6,925,346	6,634,598
Intangible assets, net	1,455,015	1,501,824
Goodwill	3,499,037	3,587,754
Other assets	2,706,185	2,855,471
Total assets	$150,449,086	$160,859,431

LIABILITIES AND EQUITY
Current liabilities
Accounts payable and other current liabilities	$5,867,456	$4,617,770
Dividends payable	1,158,967	1,156,081
Current portion of long term debt	1,647,493	17,531,134
Total current liabilities	8,673,916	23,304,985
Long term debt	5,205,167	6,852,660
Other liabilities	435,413	420,430
Total liabilities	14,314,496	30,578,075
Equity
Consolidated Water Co. Ltd. stockholders' equity
Redeemable preferred stock, $0.60 par value. Authorized 200,000 shares; issued and outstanding 30,265 and 22,427 shares, respectively	18,159	13,456
Class A common stock, $0.60 par value. Authorized 24,655,000 shares; issued and outstanding 14,593,011 and 14,568,696 shares, respectively	8,755,807	8,741,217
Class B common stock, $0.60 par value. Authorized 145,000 shares; none issued or outstanding	-	-
Additional paid-in capital	82,467,421	81,939,211
Retained earnings	42,965,179	38,030,943
Total Consolidated Water Co. Ltd. stockholders' equity	134,206,566	128,724,827
Non-controlling interests	1,928,024	1,556,529
Total equity	136,134,590	130,281,356
Total liabilities and equity	$150,449,086	$160,859,431

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED WATER CO. LTD.

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2012	2011	2010
Retail water revenues	$24,222,895	$23,356,338	$21,864,252
Bulk water revenues	40,758,182	30,757,874	25,302,093
Services revenues	469,625	1,040,280	3,542,209
Total revenues	65,450,702	55,154,492	50,708,554
Cost of retail revenues	11,548,255	11,496,598	10,361,302
Cost of bulk revenues	31,679,887	24,127,488	20,907,981
Cost of services revenues	230,118	508,339	2,828,776
Total cost of revenues	43,458,260	36,132,425	34,098,059
Gross profit	21,992,442	19,022,067	16,610,495
General and administrative expenses	14,542,817	13,651,650	11,329,648
Impairment losses	521,444	-	-
Income from operations	6,928,181	5,370,417	5,280,847

Other income (expense):
Interest income	835,941	1,200,999	1,375,827
Interest expense	(876,971)	(1,141,744)	(1,584,771)
Profit sharing income from OC-BVI	343,454	-	-
Equity in earnings of OC-BVI	2,121,319	838,652	1,235,146
Other income	272,085	283,656	136,113
Other income, net	2,695,828	1,181,563	1,162,315
Net income	9,624,009	6,551,980	6,443,162
Income attributable to non-controlling interests	308,495	438,762	151,137
Net income attributable to Consolidated Water Co. Ltd. stockholders	$9,315,514	$6,113,218	$6,292,025

Basic earnings per common share attributable to Consolidated Water Co. Ltd. common stockholders	$0.64	$0.42	$0.43
Diluted earnings per common share attributable to Consolidated Water Co. Ltd. common stockholders	$0.64	$0.42	$0.43
Dividends declared per common share	$0.30	$0.30	$0.30

Weighted average number of common shares used in the determination of:
Basic earnings per share	14,578,518	14,560,259	14,547,065
Diluted earnings per share	14,606,148	14,596,013	14,597,894

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED WATER CO. LTD.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Redeemable preferred stock		Common stock		Additional paid-in	Retained	Non-controlling	Total stockholders’
	Shares	Dollars	Shares	Dollars	capital	earnings	interests	equity
Balance as of December 31, 2009	17,192	$10,315	14,541,878	$8,725,127	$80,990,686	$34,365,640	$1,449,030	$125,540,798
Issue of share capital	5,899	3,539	8,565	5,139	117,441	-	-	126,119
Conversion of preferred stock	(4,950)	(2,970)	4,950	2,970	-	-	-	-
Buyback of preferred stock	(1,357)	(814)	-	-	(15,982)	-	-	(16,796)
Net income	-	-	-	-	-	6,292,025	151,137	6,443,162
Dividends declared	-	-	-	-	-	(4,367,959)	-	(4,367,959)
Stock-based compensation	-	-	-	-	257,799	-	-	257,799
Balance as of December 31, 2010	16,784	10,070	14,555,393	8,733,236	81,349,944	36,289,706	1,600,167	127,983,123
Issue of share capital	8,345	5,007	11,158	6,694	99,284	-	-	110,985
Conversion of preferred stock	(2,145)	(1,287)	2,145	1,287	-	-	-	-
Buyback of preferred stock	(557)	(334)	-	-	(4,665)	-	-	(4,999)
Net income	-	-	-	-	-	6,113,218	438,762	6,551,980
Dividends declared	-	-	-	-	-	(4,371,981)	(482,400)	(4,854,381)
Stock-based compensation	-	-	-	-	494,648	-	-	494,648
Balance as of December 31, 2011	22,427	13,456	14,568,696	8,741,217	81,939,211	38,030,943	1,556,529	130,281,356
Issue of share capital	11,417	6,850	21,686	13,013	164,391	-	-	184,254
Conversion of preferred stock	(2,629)	(1,577)	2,629	1,577	-	-	-	-
Buyback of preferred stock	(950)	(570)	-	-	(7,219)	-	-	(7,789)
Net income	-	-	-	-	-	9,315,514	308,495	9,624,009
Dividends declared	-	-	-	-	-	(4,381,278)	(72,000)	(4,453,278)
Capital contribution	-	-	-	-	-	-	135,000	135,000
Stock-based compensation	-	-	-	-	371,038	-	-	371,038
Balance as of December 31, 2012	30,265	$18,159	14,593,011	$8,755,807	$82,467,421	$42,965,179	$1,928,024	$136,134,590

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED WATER CO. LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2012	2011	2010
Cash flows from operating activities
Net income	$9,624,009	$6,551,980	$6,443,162
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,728,568	5,998,319	6,279,551
Stock compensation on share and option grants	453,686	566,593	305,002
Net (gain) loss on disposal of fixed assets	(12,082)	15,195	126,066
Profit sharing and equity from earnings of OC-BVI	(2,464,773)	(588,331)	(1,274,527)
Impairment losses	521,444	-	-
Unrealized gain on marketable securities	(73,966)	3,628	-
Change in:
Marketable securities	-	(8,500,000)	-
Accounts receivable	(4,092,859)	3,709,123	(3,950,213)
Inventory	(922,840)	(239,386)	210,895
Prepaid expenses and other assets	(679,794)	609,037	(339,878)
Accounts payable and other liabilities	1,459,223	420,601	(1,699,578)
Net cash provided by operating activities	11,540,616	8,546,759	6,100,480

Cash flows from investing activities
Additions to property, plant and equipment and construction in progress	(4,574,173)	(14,057,876)	(1,266,084)
Distribution of earnings from OC-BVI	2,287,650	202,631	1,537,725
Collections on loans receivable	1,753,771	1,733,746	1,426,732
Collections on loan receivable from OC-BVI	-	1,450,000	1,225,000
Payment for NSC option agreement	(300,000)	-	-
Release of (restriction) on cash balances for non-revolving credit facility	7,500,000	(7,500,000)	-
Net cash provided by (used in) investing activities	6,667,248	(18,171,499)	2,923,373

Cash flows from financing activities
Dividends paid	(4,450,392)	(4,850,914)	(4,368,047)
Issuance (repurchase) of redeemable preferred stock, net	1,154	1,542	(10,674)
Principal repayments of long term debt	(10,125,150)	(1,531,946)	(2,944,085)
Capital contribution from non-controlling interest	135,000	-	-
(Repayment of ) borrowing on non-revolving credit facility	(7,500,000)	7,500,000	-
Net cash provided by (used in) financing activities	(21,939,388)	1,118,682	(7,322,806)

Net increase (decrease) in cash and cash equivalents	(3,731,524)	(8,506,058)	1,701,047
Cash and cash equivalents at beginning of period	37,624,179	46,130,237	44,429,190
Cash and cash equivalents at end of period	$33,892,655	$37,624,179	$46,130,237

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED WATER CO. LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Principal activity

Consolidated Water Co. Ltd., and its subsidiaries (collectively, the “Company”) use reverse osmosis technology to produce fresh water from seawater. The Company processes and supplies water to its customers in the Cayman Islands, Belize and the Bahamas. The Company sells water to a variety of customers, including public utilities, commercial and tourist properties, residential properties and government facilities. The base price of water supplied by the Company, and adjustments thereto, are determined by the terms of a license and supply contracts, which provide for adjustments based upon the movement in the government price indices specified in the licenses and contracts, as well as monthly adjustments for changes in the cost of energy. The Company also provides engineering and design services for water plant construction, and manages and operates water plants owned by others.

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

Basis of consolidation: The accompanying consolidated financial statements include the accounts of the Company’s (i) wholly-owned subsidiaries, Aquilex, Inc., Cayman Water Company Limited (“Cayman Water”), Consolidated Water (Asia) Pte Ltd. (“CW-Asia”), Consolidated Water (Belize) Limited (“CW-Belize”), Ocean Conversion (Cayman) Limited (“OC-Cayman”), DesalCo Limited (“DesalCo”), Consolidated Water Cooperatief, U.A. (“CW-Coop”); (ii) majority-owned subsidiaries Consolidated Water (Bahamas) Ltd. (“CW-Bahamas”) and PT Consolidated Water Bali (“CW-Bali”); and (iii) affiliates Consolidated Water (Bermuda) Limited (“CW-Bermuda”) and N.S.C. Agua, S.A. de C.V. (“NSC”), which are consolidated for financial reporting purposes because the Company has a controlling financial interest in these companies. The Company’s investment in its other affiliate, Ocean Conversion (BVI) Ltd. (“OC-BVI”), is accounted for using the equity method of accounting. All significant intercompany balances and transactions have been eliminated in consolidation.

Foreign currency: The Company’s reporting currency is the United States dollar. The functional currency of the Company and its foreign subsidiaries (other than its consolidated affiliate NSC) is the currency for each respective country. The functional currency for NSC is the United States dollar. The exchange rates between the Cayman Islands dollar, the Belize dollar, the Bahamian dollar, and the Bermuda dollar are fixed to the United States dollar. Foreign currency gains/losses arising from transactions conducted in foreign currencies were immaterial for each of the years in the three year period ended December 31, 2012.

Cash and cash equivalents: Cash and cash equivalents consist of demand deposits at banks and highly liquid deposits at banks with an original maturity of three months or less.

As of December 31, 2012, the Company had deposits in U.S. banks in excess of federally insured limits of approximately $303,000. As of December 31, 2012, the Company held cash in foreign bank accounts of approximately $36.1 million.

Marketable securities: Marketable securities consist primarily of marketable debt obligations with maturities of less than one year, are accounted for as trading securities and stated at fair value. Any unrealized gains and losses on these securities are recognized in the consolidated statement of income.

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

During 2012, the Company determined, after assessing the economic prospects for one of CW-Bahamas’ reverse osmosis desalination plants, that the carrying value of this plant’s assets were likely not recoverable from its undiscounted future cash flows. Accordingly, the Company recorded an impairment loss of $432,727 for the year ended December 31, 2012 to reduce the carrying value of this plant to its estimated fair value.

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

Goodwill and intangible assets: Goodwill represents the excess cost over the fair value of the assets of an acquired business. Goodwill and intangible assets acquired in a business combination and determined to have an indefinite useful life are not amortized, but are tested for impairment at least annually. Intangible assets with estimable useful lives are amortized over their respective estimated useful lives to their estimated residual values and reviewed periodically for impairment. The Company annually evaluates the possible impairment of goodwill as part of its financial reporting process for the fourth quarter of each fiscal year. Management identifies its reporting units and determines the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units. The Company determines the fair value of each reporting unit and compares it to the carrying amount of the reporting unit. To the extent the carrying amount of the reporting unit exceeds the fair value of the reporting unit, the Company is required to perform the second step of the impairment test, as this is an indication that the reporting unit goodwill may be impaired. In this step, the Company compares the implied fair value of the reporting unit goodwill with the carrying amount of the reporting unit goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit to all the assets (recognized and unrecognized) and liabilities of the reporting unit in a manner similar to a purchase price allocation. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. If the implied fair value is less than its carrying amount, an impairment loss is recorded.

For the years in the three-year period ended December 31, 2012 the Company estimated the fair value of its reporting units by applying the discounted cash flow method, the subject company stock price method, the guideline public company method, the mergers and acquisitions method and, on an exception basis and where necessary and appropriate, the net asset value method.

The discounted cash flow method relied upon seven-year discrete projections of operating results, working capital and capital expenditures, along with a terminal value subsequent to the discrete period. These seven-year projections were based upon historical and anticipated future results, general economic and market conditions, and considered the impact of planned business and operational strategies. The discount rates for the calculations represented the estimated cost of capital for market participants at the time of each analysis. In preparing these seven year projections for 2012 for the retail unit the Company (i) identified various possible outcomes of its on-going negotiations with the Cayman Islands government for the renewal of its retail license; (ii) estimated the cash flows associated with each possible outcome; and (iii) assigned a probability to each outcome and associated estimated cash flows. The weighted average estimated cash flows were then summed to determine the overall fair value of the retail unit under this method. The possible outcomes used for the discounted cash flow method for the retail unit included the implementation of a rate of return on invested capital model, the methodology proposed by Cayman Islands government representatives for the new retail license.

The Company also estimated the fair value of each of its reporting units for each of the years in the three-year period ended December 31, 2012 through reference to the quoted market prices for the Company and guideline companies and the market multiples implied by guideline merger and acquisition transactions. For the year ended December 31, 2012, the Company also relied upon net asset values to estimate the fair value of its services unit.

The Company weighted the fair values estimated for each of its reporting units under each method and summed such fair values to estimate the overall fair value for each reporting unit. In recognition of the fact that its common stock has traded during the past two years at prices less than its book value per share the Company changed the relative weightings for 2012 from those used for 2011 to increase the weightings applied to those methods that resulted in more conservative estimates of fair value. The respective weightings the Company applied to each method for the years ended December 31, 2012 and 2011 are as follows:

	2012			2011
Method	Retail	Bulk	Services	Retail	Bulk	Services
Discounted cash flow	20%	30%		20%	10%	20%
Subject company stock price	60%	50%	10%	40%	10%	80%
Guideline public company	10%	10%		20%	40%
Mergers and acquisitions	10%	10%		20%	40%
Net asset value			90%
	100%	100%	100%	100%	100%	100%

The fair values the Company estimated for its retail, bulk and services units exceeded their carrying amounts for the year ended December 31, 2011. The fair values the Company estimated for its retail and bulk units exceeded their carrying amounts by 39% and 6%, respectively, for the year ended December 31, 2012. The fair value the Company estimated for its services unit for the year ended December 31, 2012 was 10% less than its carrying amount. As a result of this estimate and the Company’s subsequent step 2 analysis of the implied fair value of the goodwill recorded for its services unit, the Company recorded an impairment charge for the services unit goodwill of $88,717 for the year ended December 31, 2012. Based upon the discounted cash flows and market approach methodologies employed in the Company’s analyses, no other impairment charges were required for its goodwill for any of the years in the three-year period ended December 31, 2012.

The Company also performed an analysis reconciling the conclusions of value for its reporting units to its market capitalization at October 1, 2012. This reconciliation resulted in an implied control premium for the Company of 32.6%.

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

Other assets: Under the terms of the contract with the Water and Sewerage Corporation of The Bahamas for the purchase of water from the Company’s Blue Hills desalination plant, the Company was required to reduce the amount of water lost by the public water distribution system on New Providence Island, The Bahamas, over a one year period by 438 million gallons, a requirement the Company met during 2007. The Company was solely responsible for the engineering, labor and materials costs incurred to effect the reduction in lost water, which were capitalized and are being amortized on a straight-line basis over the original remaining life of the Blue Hills contract. Such costs are included in other assets and aggregated approximately $3.5 million as of December 31, 2012 and 2011. Accumulated amortization for these costs was approximately $1.1 million and $923,000 as of December 31, 2012 and 2011, respectively.

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

The Company assumes the risk that the costs associated with constructing the plant may be greater than it anticipated in preparing its bid. However, the terms of each of the sales contracts with its customers require the Company to guarantee the sales price for the plant at the bid amount. Because the Company bases its contracted sales price in part on its estimation of future construction costs, the profitability of its plant sales is dependent on its ability to estimate these costs accurately. The cost estimates the Company prepares in connection with the construction of plants to be sold to third parties are subject to inherent uncertainties. The cost of materials and construction may increase significantly after the Company submits its bid for a plant due to factors beyond the Company’s control, which could cause the gross margin for a plant to be less than the Company anticipated when the bid was made. The profit margin the Company initially expects to generate from a plant sale could be further affected by other factors, such as hydro-geologic conditions at the plant site that differ materially from those the Company believes exist and relied upon when the Company submitted its bid.

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

Comparative amounts: Certain amounts presented in the financial statements previously issued for 2011 and 2010 have been reclassified to conform to the current year’s presentation.

3. Cash and cash equivalents and restricted cash

Cash and cash equivalents are not restricted as to withdrawal or use. As of December 31, 2012 and 2011, the equivalent United States dollars are denominated in the following currencies:

	December 31,
	2012	2011
Bank accounts:
United States dollar	$7,139,591	$4,719,808
Cayman Islands dollar	10,907,483	12,360,952
Bahamian dollar	13,308,338	2,250,883
Belize dollar	2,007,243	1,723,264
Bermudian dollar	11,930	142,363
Mexican Peso	14,198	10,459
Euro	14,264	8,453
Singapore dollar	8,190	-
Indonesian Rupiah	112,442	-
	33,523,679	21,216,182

Short term deposits:
United States dollar	368,976	7,809,598
Bahamian dollar	-	8,598,399
	368,976	16,407,997
Total cash and cash equivalents	$33,892,655	$37,624,179

In addition, restricted cash as of December 31, 2011 of $7.5 million represented cash in a short term deposit account that was pledged as collateral for $7.5 million in borrowings under the Company’s non-revolving credit facility. The Company paid off this non-revolving credit facility in April 2012 which allowed for the release of the restriction on the $7.5 million that was pledged as collateral on the $10,000,000 non-revolving credit facility with Scotiabank (Cayman) Ltd.

4. Accounts receivable

	December 31,
	2012	2011
Trade accounts receivable	$12,098,566	$8,079,194
Receivable from affiliate	110,544	144,291
Other accounts receivable	530,399	473,881
	12,739,509	8,697,366
Allowance for doubtful accounts	(223,043)	(160,134)
	$12,516,466	$8,537,232

The activity for the allowance for doubtful accounts consisted of:

	December 31,
	2012	2011
Opening allowance for doubtful accounts	$160,134	$160,134
Provision for doubtful accounts	62,909	-
Ending allowance for doubtful accounts	$223,043	$160,134

Significant concentrations of credit risk are disclosed in Note 20.

5. Inventory

	December 31,
	2012	2011
Water stock	$32,515	$33,436
Consumables stock	276,568	275,119
Spare parts stock	5,418,759	5,004,554
Total inventory	5,727,842	5,313,109
Less current portion	1,757,601	1,451,639
Inventory (non-current)	$3,970,241	$3,861,470

6. Loans receivable

	December 31
	2012	2011
All loans receivable are due from the Water Authority-Cayman and consisted of:
Two loans originally aggregating $10,996,290, bearing interest at 6.5% per annum, receivable in aggregate monthly installments of $124,827 to May 2019, and secured by the machinery and equipment of the North Side Water Works plant.	$7,925,386	$8,798,106
Two loans originally aggregating $1,738,000, bearing interest at 5% per annum, receivable in aggregate monthly installments of $24,565 to March 2014, and secured by the machinery and equipment of the North Sound plant.	356,474	626,070
Two loans originally aggregating $3,671,039, bearing interest at 6.5% per annum, receivable in aggregate monthly installments of $54,513 to June 2017, and secured by the machinery and equipment of the Red Gate plant.	2,546,325	3,018,190
Two loans originally aggregating $897,000, bearing interest at 5% per annum, receivable in aggregate monthly installments of $12,678 to January 2013, and secured by the machinery and equipment of the Lower Valley plant.	12,626	160,107
Total loans receivable	10,840,811	12,602,473
Less current portion	1,812,532	1,843,600
Loans receivable, excluding current portion	$9,028,279	$10,758,873

7. Property, plant and equipment and construction in progress

	December 31,
	2012	2011
Land	$3,223,361	$3,223,361
Buildings	17,751,797	16,732,298
Plant and equipment	57,635,523	58,758,920
Distribution system	24,213,390	24,099,566
Office furniture, fixtures and equipment	2,644,900	2,492,913
Vehicles	1,182,782	1,283,037
Leasehold improvements	228,007	222,829
Lab equipment	19,192	34,874
	106,898,952	106,847,798
Less accumulated depreciation	47,905,546	42,662,688
Property, plant and equipment, net	$58,993,406	$64,185,110
Construction in progress	$2,612,800	$141,204

As of December 31, 2012, the Company had outstanding capital commitments of approximately $132,000. The Company maintains insurance for loss or damage to all fixed assets that it deems susceptible to loss. The Company does not insure its underground distribution system as the Company considers the possibility of material loss or damage to this system to be remote. During the years ended December 31, 2012 and 2011, $278,214 and $13,576,895, respectively, of construction in progress was placed in service. Depreciation expense was $7,381,759, $5,789,401, and $6,195,266 for the years ended December 31, 2012, 2011 and 2010, respectively.

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

The Company’s equity investment in OC-BVI amounted to $6,925,346 and $6,634,598 as of December 31, 2012 and 2011, respectively.

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

Summarized financial information of OC-BVI is presented as follows:

	December 31,
	2012	2011
Current assets	$3,033,939	$2,726,046
Non-current assets	6,730,121	7,436,845
Total assets	$9,764,060	$10,162,891

	December 31,
	2012	2011
Current liabilities	$937,965	$2,109,284
Non-current liabilities	1,743,077	2,218,519
Total liabilities	$2,681,042	$4,327,803

	Year Ended December 31,
	2012	2011 (1)
Revenues	$4,371,520	$3,925,108
Gross Profit	$1,545,568	$1,453,878
Income from operations	$496,755	$833,056
Other income (expense), net (2)	$4,410,425	$1,123,310
Net income attributable to controlling interests	$4,873,236	$1,926,597

(1)	The Company reclassed $1.0 million presented as revenues in 2011 to Other income - Court award – Baughers Bay dispute, to conform to the current year’s presentation.
(2)	Other income (expense), net, includes income of $4,688,321 and $1,000,000 related to the Court award – Baughers Bay dispute, for the years ended December 31, 2012 and 2011, respectively.

The Company recognized $2,121,319, $838,652 and $1,235,146 in earnings from its equity investment in OC-BVI for the years ended December 31, 2012, 2011 and 2010, respectively. For the years ended December 31, 2012, 2011, and 2010, the Company recognized approximately $470,000, $317,500, and $656,000, respectively, in revenues from its management services agreement with OC-BVI. The Company also recognized $343,454 in profit sharing income from its profit sharing agreement with OC-BVI for the year ended December 31, 2012 and no profit sharing income for the years ended December 31, 2011 and 2010. In addition to the Company’s equity investment in OC-BVI of approximately $6.9 million in 2012 and $6.6 million in 2011, the Company’s recorded value of the OC-BVI management services agreement, which is reflected as an intangible asset on the Company’s consolidated balance sheet, was approximately $428,000 and $571,000 as of December 31, 2012 and 2011, respectively (see Note 10).

Baughers Bay dispute:

In 2006, the Government of the British Virgin Islands (the “BVI government”) asserted a purported right of ownership of the Baughers Bay plant operated by OC-BVI pursuant to the terms of the Water Supply Agreement between the parties dated May 1990 (the “1990 Agreement”).

Under the terms of the 1990 Agreement, upon the expiration of the initial seven-year term in May 1999, the agreement would automatically be extended for another seven-year term unless the BVI government provided notice, at least eight months prior to such expiration, of its decision to purchase the plant from OC-BVI for approximately $1.42 million. In correspondence between the parties from late 1998 through early 2000, the BVI government indicated that it intended to purchase the plant but would be amenable to negotiating a new water supply agreement, and that it considered the 1990 Agreement to be in force on a monthly basis until negotiations between the BVI government and OC-BVI were concluded. Occasional discussions were held between the parties since 2000 without resolution of the matter. OC-BVI continued to supply water from the plant and expended approximately $4.7 million between 1995 and 2003 to significantly expand the production capacity of the plant beyond that contemplated in the 1990 Agreement.

In early 2007, the Ministry communicated that while the ownership matter remained in dispute, it would only pay that amount of OC-BVI’s billings that the Ministry purported constituted OC-BVI’s costs of producing the water. The BVI government then significantly reduced the amount and frequency of its payments to OC-BVI. In late 2007 the BVI government filed a lawsuit with the Eastern Caribbean Supreme Court (the “Court”) seeking ownership of the Baughers Bay plant. OC-BVI counterclaimed to the Court that it was entitled to continued possession and operation of the Baughers Bay plant until the BVI government paid OC-BVI approximately $4.7 million, which OC-BVI believed represented the value of the Baughers Bay plant at its expanded production capacity. OC-BVI subsequently filed claims with the Court seeking payment for water sold and delivered to the BVI government through May 31, 2009 at the contract prices in effect before the BVI government asserted its purported right of ownership of the plant.

The Court issued its rulings with respect to this litigation in 2009. The Court determined that (1) the BVI government was entitled to immediate ownership and possession of the Baughers Bay plant and dismissed OC-BVI’s claim for compensation of approximately $4.7 million for the expenditures made to expand the production capacity of the plant; (2) OC-BVI was entitled to full payment of water invoices issued up to December 20, 2007, which had been calculated under the terms of the original 1990 Agreement; and (3) OC-BVI was entitled to the amount of $10.4 million for water produced by OC-BVI from the Baughers Bay plant subsequent to December 20, 2007. The BVI government made a payment of $2.0 million to OC-BVI under the Court order during the fourth quarter of 2009, a second payment of $2.0 million under the Court order during 2010 and a third payment under the Court order of $1.0 million in 2011.

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

On June 30, 2012, the Appellate Court issued its final amended and corrected ruling with respect to the Baughers Bay litigation. This ruling dismissed the BVI government’s appeal against the previous judgment of the Court awarding $10.4 million for the water supplied, and also awarded OC-BVI compensation for improvements made to the plant in the amount equal to the difference between (i) the value of the Baughers Bay plant at the date OC-BVI transferred possession of the plant to the BVI government and (ii) $1.42 million (the purchase price for the Baughers Bay plant under the 1990 Agreement). OC-BVI was also awarded all of its court costs at the trial level and two-thirds of such costs incurred on appeal. Prior to the final ruling the BVI government had paid only $5.0 of the original $10.4 million, and the remaining $5.4 million amount due had increased to approximately $6.7 million by the fourth quarter of 2012 due to the court costs awarded by the Appellate Court and the accrued interest due on the aggregate unpaid balance. The BVI government paid OC-BVI $4.7 million of this amount during the fourth quarter of 2012 and the remaining $2.0 million in January 2013. Consistent with prior periods, these amounts paid by the BVI government were and will be recognized in OC-BVI’s earnings in accordance with the cash basis of accounting.

9. Other Affiliates

CW-Bermuda

In June 2006, the Company formed a Bermuda-based affiliate, Consolidated Water (Bermuda) Limited (“CW-Bermuda”) with two other shareholders. The Company owns 40% of the equity interest and voting rights of CW-Bermuda. In January 2007, CW-Bermuda entered into a design, build, sale and operating agreement with the Government of Bermuda for a desalination plant to be built in two phases at Tynes Bay along the northern coast of Bermuda. Under the agreement, CW-Bermuda constructed the plant and managed its operations from the second quarter of 2009 through the expiration of the agreement on June 30, 2011.

Because (i) the equity investment in CW-Bermuda was not sufficient to permit it to finance its activities without the loan from the Company; (ii) the other investors in CW-Bermuda have no obligation to absorb any significant amount of its losses should losses arise; and (iii) the Company expected and received economic benefits from CW-Bermuda that are significantly greater than the Company’s voting rights of 40%, CW-Bermuda constitutes a variable interest entity (“VIE”). The Company is the primary financial beneficiary of CW-Bermuda and accordingly, consolidates the results of CW-Bermuda in its financial statements. The assets and liabilities of CW-Bermuda included in the Company’s consolidated balance sheet amounted to approximately $14,000 and $0 respectively, as of December 31, 2012. The Company has not provided any guarantees related to CW-Bermuda and any creditors of the VIE do not have recourse to the general credit of the Company as a result of including CW-Bermuda in the consolidated financial statements. The results of CW-Bermuda are reflected in the Company’s services segment. The Company did not earn any revenues or gross profit from its Bermuda affiliate in 2012 but generated revenues and gross profit of approximately $723,000 and $457,000, respectively, for the year ended December 31, 2011. As a result of the expiration of the agreement with the Bermuda government, the Company does not expect to receive any future fees or revenues from CW-Bermuda.

Mexico Affiliate

In May 2010, the Company acquired, through its wholly-owned Netherlands subsidiary, Consolidated Water Cooperatief, U.A., a 50% interest in N.S.C. Agua, S.A. de C.V., (“NSC”) a Mexican company, and has since acquired the voting rights for, and an option to purchase, an additional 25% interest in this company. NSC has been formed to pursue a project encompassing the construction, ownership and operation of a 100 million gallon per day seawater reverse osmosis desalination plant to be located in northern Baja California, Mexico and an accompanying pipeline to deliver water to a Mexican potable water system and the U.S. border.   The Company believes such a project can  be successful due to what the Company anticipates will be a growing need for a new potable water supply for the areas of northern Baja California, Mexico and Southern California, United States.  To complete this project, the Company has engaged two engineering groups with extensive regional and/or experience and has partnered with Doosan Heavy Industries and Construction (“DHIC”), a global leader in the engineering, procurement and construction of large seawater desalination plants.  Once completed, a subsidiary of the Company would operate the plant while the Company will retain a minority position in its ownership.  NSC is in the development stage, and is presently involved in (i) purchasing additional land on which to build the plant, (ii) seeking contracts for the electric power and feed water sources for the plant’s proposed operations, and (iii) conducting (under a Memorandum of Understanding with DHIC) an equipment piloting plant and water quality data collection program at the proposed feed water source.  In addition to completing these activities, NSC will be required to complete various other steps before it can commence construction of the plant and pipeline including, but not limited to, obtaining approvals and permits from various governmental agencies in Mexico and the United States, securing contracts with its proposed customers to sell water in sufficient quantities and at prices that make the project financially viable, and obtaining equity and debt financing for the project. NSC’s potential customers will also be required to obtain various governmental permits and approvals in order to purchase water from NSC.

For its 50% interest in NSC, the Company provided the initial funding of $4.0 million in the form of equity for NSC’s development activities and has also provided all subsequent funding for NSC. Because the Company exercises effective financial control over NSC and its partners in NSC have not participated in NSC’s funding, the Company consolidates NSC’s results of operations. Included in the Company’s consolidated results of operations for the years ended December 31, 2012, 2011 and 2010 are approximately $1.7 million, $3.0 million and $1.7 million, respectively, in general and administrative expenses from NSC, consisting of organizational, legal, accounting, engineering, consulting and other costs relating to its project development activities. The assets and liabilities of NSC included in the Company’s consolidated balance sheet amounted to approximately $1,452,000 and $116,000, respectively, as of December 31, 2012 and approximately $121,000 and $367,000, respectively, as of December 31, 2011.

In February 2012, the Company acquired an option, exercisable through February 7, 2014, to purchase the shares of one of the other shareholders of NSC along with an immediate power of attorney to vote those shares. As a result, the Company now has effective control of NSC.

In July 2012, NSC obtained an extension of the purchase contract for a portion of the land on which the proposed plant would be constructed. In exchange for additional prepayments of (i) $500,000 paid at signing of the extension and (ii) a further $500,000 payable on May 15, 2013, NSC was granted an extension of the purchase agreement until May 15, 2014. NSC is currently negotiating a purchase agreement for an additional parcel of land.

In August 2012, NSC and DHIC extended their Memorandum of Understanding for 18 months from August 19, 2012, pursuant to which DHIC provided and installed and is operating an equipment piloting plant and collecting water quality data from the proposed feed water source site in Rosarito Beach, Baja California, Mexico. This amended Memorandum of Understanding requires that NSC negotiate exclusively with DHIC for the construction of the 100 million gallon per day seawater reverse osmosis desalination plant and further requires payment by NSC to DHIC of up to $500,000 as compensation for the operation and maintenance of the equipment piloting plant should NSC not award the engineering, procurement and construction contract for the project to DHIC.

In November 2012, NSC signed a letter of intent with Otay Water District in Southern California to deliver no less than 20 million and up to 40 million gallons of water per day from the plant to the Otay Water District at the border between Mexico and the United States.

NSC has entered into a 20 year lease, effective November 2012, for approximately 5,000 square meters of land on which it plans to construct the water intake and outtake works for the plant. The amounts due on this lease are payable in Mexican pesos at an amount that is currently equivalent to approximately $20,000 per month. This lease is cancellable should NSC ultimately not proceed with the project.

The Company has determined that completing NSC’s development activities will require significantly more funding than has been expended to date and may incur significant development expenses in the future for this project. The Company estimates that it will take at least through the second quarter of 2014 for NSC to complete all of the development activities (which include completing the site piloting plant activities, purchasing the land for the plant, securing feed water and power supplies, completing the engineering and feasibility studies, negotiating customer contracts, obtaining required regulatory permits and arranging the project financing) necessary to commence construction of the plant. However, NSC may ultimately be unable to complete all of the activities necessary to begin construction of the project.

10. Intangible assets

In 2003, as part of the acquisition of a group of companies, the Company acquired 100% of the outstanding voting common shares of DesalCo, which had an agreement to provide management and engineering services to OC-BVI. The Company attributed $856,356 of the purchase price of the acquisition to the value of this management services agreement, which has no expiration term. Initially the Company determined that this intangible asset had an indefinite life and therefore it was not amortized. However in 2010, as a result of the loss by OC-BVI of its Baughers Bay contract (see Note 8), the Company began amortizing this asset over the life of OC-BVI’s remaining water supply contract for its Bar Bay plant.

The carrying amount of the Belize Water Production and Supply Agreement is being amortized over the 23 year term of the agreement.

In February 2012, the Company acquired an option, (the “Usufruct option”) exercisable through February 7, 2014, to purchase the shares of one of the shareholders of NSC along with an immediate power of attorney to vote those shares for $300,000. This amount is being amortized over the option period.

	December 31,
	2012	2011
Cost
Intangible asset management service agreement	$856,356	$856,356
Belize water production and supply agreement	1,522,419	1,522,419
Usufruct option	300,000	-
	2,678,775	2,378,775
Accumulated amortization
Intangible asset management service agreement	(428,569)	(285,452)
Belize water production and supply agreement	(657,691)	(591,499)
Usufruct option	(137,500)	-
	(1,223,760)	(876,951)
Intangible assets, net	$1,455,015	$1,501,824

Amortization for each of the next five years and thereafter is expected to be as follows:

2013	$358,527
2014	221,418
2015	208,918
2016	66,192
2017	66,192
Thereafter	533,768
$1,455,015

11. Dividends

Interim dividends declared on Class A common stock and redeemable preferred stock for each quarter of the respective years ended December 31 were as follows:

	2012	2011	2010
First Quarter	$0.075	$0.075	$0.075
Second Quarter	0.075	0.075	0.075
Third Quarter	0.075	0.075	0.075
Fourth Quarter	0.075	0.075	0.075

12. Long term debt

Long term debt consists of the following:

	December 31,
	2012	2011
Fixed rate bonds bearing interest at a rate of 5.95% maturing on August 4, 2016; repayable in quarterly installments of $526,010; secured through an inter-creditor agreement with the Republic Bank & Trust by substantially all of the Company’s assets. Redeemable in full at any time after August 4, 2009 at a premium of 1.5% of the outstanding principal and accrued interest on the bonds on the date of redemption. (1)	$7,025,353	$8,650,503
Series A bonds bearing interest at the annual fixed rate of 7.5%, payable quarterly; maturing on June 30, 2015. (2)	-	8,500,000
Borrowings under non-revolving credit facility. (3)	-	7,500,000
Total debt	7,025,353	24,650,503
Less discount	172,693	266,709
Less current portion	1,647,493	17,531,134
Long term debt, excluding current portion	$5,205,167	$6,852,660

(1)	The Company has collateralized all borrowings under the 5.95% fixed rate bonds by providing a first debenture over fixed and floating assets, a first legal charge over all land and buildings, a security interest in all insurance policies and claims, a reimbursement agreement for standby letters of credit, a pledge of capital stock of each subsidiary and guarantees and negative pledges from each subsidiary.

The trust deed for these bonds restricts the Company’s ability to enter into new borrowing agreements or any new guarantees without prior approval of the trustee and limits our capital expenditures, with the exception of capital expenditures to be incurred on certain defined projects, to $2.0 million annually without prior approval by the trustee. The trust deed also contains financial covenants that require the Company to maintain a debt service coverage ratio, a ratio of long term debt to EBITDA (i.e. earnings before interest, taxes, depreciation and amortization) for the 12 months preceding the ratio calculation date and a ratio of long term debt to equity. As of December 31, 2012, the Company was in compliance with the covenants under the trust deed.

(2)	In July 2005, CW-Bahamas sold B$10.0 million Series A bonds to Bahamian citizens and permanent resident investors in The Bahamas to finance a portion of the construction cost of its Blue Hills plant. These bonds had a maturity date of June 30, 2015 and accrued interest at the annual fixed rate of 7.5%. CW-Bahamas had the option to redeem the bonds in whole or in part without penalty commencing after June 30, 2008. The Company guaranteed CW-Bahamas’ repayment obligations upon an “event of default” as defined in the guarantee agreement. The Company redeemed $1.5 million of these bonds in September 2010 and redeemed the remaining balance of these bonds on March 31, 2012.

(3)	In October 2011, the Company entered into a $10.0 million Credit Agreement which included a non-revolving credit facility. The credit facility had an expiration date of one year from the date of the initial advance. The initial advance of $7.5 million was drawn on December 30, 2011. Interest on this loan was based on the bank's term deposit rate plus 1% per annum. The Company was required to maintain an interest bearing cash deposit account as collateral for the borrowings in an amount equal to the amount of the borrowings. The Company repaid this loan in April 2012.

As of December 31, 2012, the aggregate debt repayment obligations for the next five years are as follows:

2013	$1,647,493
2014	1,772,690
2015	1,907,398
2016	1,525,079
$6,852,660

13. Share capital and additional paid-in capital

Shares of redeemable preferred stock (“preferred shares”) are issued under the Company’s Employee Share Incentive Plan as discussed in Note 18 and carry the same voting and dividend rights as shares of common stock (“common shares”). Preferred shares vest over four years and convert to common stock on a share for share basis on the fourth anniversary of each grant date. Preferred shares are only redeemable with the Company’s agreement. Upon liquidation, preferred shares rank in preference to the common shares to the extent of the par value of the preferred shares and any related additional paid in capital.

The Company has an Option Deed in place designed to deter coercive takeover tactics. Pursuant to this Option Deed holders of common shares and preferred shares are granted options which entitle them to purchase 1/100 of a share of Class ‘B’ stock at an exercise price of $50.00 if a person or group acquires or commences a tender offer for 20% or more of the Company’s common shares. Option holders (other than the acquiring person or group) will also be entitled to buy, for the $37.50 exercise price, common shares with a then market value of $100.00 in the event a person or group actually acquires 20% or more of the Company’s common shares. Options may be redeemed at $0.01 under certain circumstances. A total of 145,000 of the Company’s authorized but unissued common shares have been reserved for issuance as Class ‘B’ stock. The Class ‘B’ stock has priority over common shares with respect to dividend and voting rights. No Class ‘B’ stock options have been issued, exercised or redeemed up to December 31, 2012. In March 2007, the Board of Directors extended the expiration date of the Option Deed through July 2017.

14. Cost of revenues and general and administrative expenses

	Year Ended December 31,
	2012	2011	2010
Cost of revenues consist of:
Electricity	$14,473,583	$12,622,788	$10,132,956
Depreciation	6,959,912	5,537,098	5,854,297
Fuel oil	10,078,724	7,195,692	4,928,409
Employee costs	4,423,899	4,276,682	4,444,814
Cost of plant sales	-	61,843	1,833,835
Maintenance	2,849,453	2,140,776	2,541,927
Royalties	1,451,672	1,406,160	1,368,181
Insurance	1,625,733	1,545,771	1,490,121
Other	1,595,284	1,345,615	1,503,519
	$43,458,260	$36,132,425	$34,098,059

General and administrative expenses consist of:
Employee costs	$5,751,142	$5,265,360	$4,219,915
Insurance	968,662	965,003	951,715
Professional fees	2,097,294	3,112,678	2,805,146
Directors’ fees and expenses	608,429	551,132	519,786
Depreciation	421,851	252,303	340,969
Other	4,695,439	3,505,174	2,492,117
	$14,542,817	$13,651,650	$11,329,648

15. Earnings per share

Earnings per share (“EPS”) are computed on a basic and diluted basis. Basic EPS is computed by dividing net income (less preferred stock dividends) available to common stockholders by the weighted average number of common shares outstanding during the period. The computation of diluted EPS assumes the issuance of common shares for all potential common shares outstanding during the reporting period and, if dilutive, the effect of stock options as computed under the treasury stock method.

The following summarizes information related to the computation of basic and diluted EPS for the respective years ended December 31:

	Year Ended December 31,
	2012	2011	2010
Net income attributable to Consolidated Water Co. Ltd. common stockholders	$9,315,514	$6,113,218	$6,292,025
Less: preferred stock dividends	(9,080)	(7,040)	(5,350)
Net income available to common shares in the determination of basic earnings per common share	$9,306,434	$6,106,178	$6,286,675

Weighted average number of common shares in the determination of basic earnings per common share attributable to Consolidated Water Co. Ltd. common stockholders	14,578,518	14,560,259	14,547,065
Plus:
Weighted average number of preferred shares outstanding during the period	27,057	19,892	18,723
Potential dilutive effect of unexercised options	573	15,862	32,106
Weighted average number of shares used for determining diluted earnings per common share attributable to Consolidated Water Co. Ltd. common stockholders	14,606,148	14,596,013	14,597,894

16. Segment information

The Company has three reportable segments: retail, bulk and services. The retail segment operates the water utility for the Seven Mile Beach and West Bay areas of Grand Cayman Island pursuant to an exclusive license granted by the Cayman Islands government. The bulk segment supplies potable water to government utilities in Grand Cayman, the Bahamas and Belize under long-term contracts. The services segment designs, constructs and sells desalination plants to third parties and provides desalination plant management and operating services to affiliated companies. Consistent with prior periods, we record all non-direct general and administrative expenses in our retail business segment and do not allocate any of these non-direct costs to our other two business segments.

The accounting policies of the segments are consistent with those described in Note 2. The Company evaluates each segment’s performance based upon its income from operations. All intercompany transactions are eliminated for segment presentation purposes.

The Company’s segments are strategic business units that are managed separately because, while all segments derive their revenues from desalination-related activities, each segment sells different products and/or services, serves customers with distinctly different needs and generates different gross profit margins.

	As of and for the year ended December 31, 2012
	Retail	Bulk	Services	Total
Revenues	$24,222,895	$40,758,182	$469,625	$65,450,702
Cost of revenues	11,548,255	31,679,887	230,118	43,458,260
Gross profit	12,674,640	9,078,295	239,507	21,992,442
General and administrative expenses	11,304,528	1,384,527	1,853,762	14,542,817
Impairment losses	-	432,727	88,717	521,444
Income (loss) from operations	1,370,112	7,261,041	(1,702,972)	6,928,181
Other income (expense), net				2,695,828
Consolidated net income				9,624,009
Income attributable to non-controlling interests				308,495
Net income attributable to Consolidated Water Co. Ltd. stockholders				$9,315,514

As of December 31, 2012:
Property plant and equipment, net	$24,021,301	$34,308,805	$663,300	$58,993,406
Construction in progress	2,342,248	270,552	-	2,612,800
Goodwill	1,170,511	2,328,526	-	3,499,037
Total assets	63,649,696	83,177,550	3,621,840	150,449,086

	As of and for the year ended December 31, 2011
	Retail	Bulk	Services	Total
Revenues	$23,356,338	$30,757,874	$1,040,280	$55,154,492
Cost of revenues	11,496,598	24,127,488	508,339	36,132,425
Gross profit	11,859,740	6,630,386	531,941	19,022,067
General and administrative expenses	9,102,291	1,285,121	3,264,238	13,651,650
Income (loss) from operations	2,757,449	5,345,265	(2,732,297)	5,370,417
Other income (expense), net				1,181,563
Consolidated net income				6,551,980
Income attributable to non-controlling interests				438,762
Net income attributable to Consolidated Water Co. Ltd. stockholders				$6,113,218

As of December 31, 2011:
Property plant and equipment, net	$25,456,103	$37,824,507	$904,500	$64,185,110
Construction in progress	141,204	-	-	141,204
Goodwill	1,170,511	2,328,526	88,717	3,587,754
Total assets	73,557,410	83,457,607	3,844,414	160,859,431

	As of and for the year ended December 31, 2010
	Retail	Bulk	Services	Total
Revenues	$21,864,252	$25,302,093	$3,542,209	$50,708,554
Cost of revenues	10,361,302	20,907,981	2,828,776	34,098,059
Gross profit	11,502,950	4,394,112	713,433	16,610,495
General and administrative expenses	8,105,740	1,247,076	1,976,832	11,329,648
Income (loss) from operations	3,397,210	3,147,036	(1,263,399)	5,280,847
Other income (expense), net				1,162,315
Consolidated net income				6,443,162
Income attributable to non-controlling interests				151,137
Net income attributable to Consolidated Water Co. Ltd. stockholders				$6,292,025

As of December 31, 2010:
Property, plant and equipment, net	$26,426,273	$28,350,519	$1,146,939	$55,923,731
Construction in progress	249,300	-	-	249,300
Goodwill	1,170,511	2,328,526	88,717	3,587,754
Total assets	77,481,333	69,343,561	5,376,672	152,201,566

The following table presents revenues earned by major geographic region:

	Year Ended December 31,
	2012	2011	2010
Cayman Island operations	$33,661,440	$32,223,536	$30,966,110
Bahamas operations	28,996,724	19,825,070	16,188,416
Belize operations	2,322,913	2,065,606	1,809,504
Bermuda operations	-	722,774	1,087,786
Revenues earned from management services agreement with OC-BVI	469,625	317,506	656,738
	$65,450,702	$55,154,492	$50,708,554

Revenues earned from the Water and Sewerage Corporation ("WSC")	$28,765,529	$19,610,650	$15,941,021
Percentage of total revenues from the WSC	44%	36%	31%
Revenues earned from the Water Authority - Cayman ("WAC")	$9,438,545	$8,867,198	$7,304,173
Percentage of total revenues from the WAC	14%	16%	14%

The following table presents property, plant and equipment, net by major geographic region:

	December 31,
	2012	2011
Cayman Island operations	$24,004,499	$26,189,796
Bahamas operations	33,710,233	36,437,351
Belize operations	1,134,721	1,202,017
All other country operations	143,953	355,946
	$58,993,406	$64,185,110

17. Commitments and contingencies

Commitments

As of December 31, 2012, the Company held operating leases for land, office space, warehouse space, and equipment. In addition to minimum lease payments, certain leases provide for payment of real estate taxes, insurance, common area maintenance, and certain other expenses. Lease terms may include escalating rent provisions and rent incentives. Minimum lease payments and rent incentives are expensed using a straight line method over the non-cancellable lease term, which expire at various dates through the year 2032.

The short-term and long-term components of deferred rent assets are included within prepaid expenses and other current assets, and other assets, respectively, in the consolidated balance sheets.

Future minimum lease payments under these non-cancelable operating leases as of December 31, 2012 are as follows:

2013	$1,199,008
2014	563,902
2015	461,979
2016	295,395
2017	248,179
Thereafter	3,681,324
$6,449,787

Total rental expense for the years ended December 31, 2012, 2011 and 2010 was $559,811, $464,355 and $384,860, respectively, and is included within general and administrative expenses in the consolidated statements of income.

The Company is obligated to supply water, where feasible, to customers in the Cayman Islands within its license area in accordance with the terms of the license. Royalties are paid to the Government of the Cayman Islands at the rate of 7.5% of gross water sales.

The Company has six water supply agreements under which it is required to provide minimum water quantities.

The Company has entered into employment agreements with certain executives, which expire through December 31, 2015 and provide for, among other things, base annual salaries in an aggregate amount of $2.9 million, performance bonuses and various employee benefits.

Expiration and Renewal of Retail License

In the Cayman Islands, the Company provides water to retail customers under a license issued to Cayman Water in July 1990 by the Cayman Islands government that grants the Company the exclusive right to provide water to retail customers within our licensed service area. The Company’s service area is comprised of an area on Grand Cayman that includes the Seven Mile Beach and West Bay areas, two of the three most populated areas in the Cayman Islands. For the years ended December 31, 2012 and 2011, we generated approximately 37% and 42%, respectively, of our consolidated revenues and 52% and 51%, respectively, of our consolidated gross profits from the retail water operations conducted pursuant to our exclusive license. If Cayman Water is not in default of any terms of the license, the Company has a right of first refusal to renew the license on terms that are no less favorable than those that the government offers to any third party.

This license was set to expire on July 10, 2010; however, the Company and the Cayman Islands government have agreed in correspondence to extend the license several times in order to provide sufficient time to negotiate the terms of a new license agreement. The most recent extension of the Company’s license expires March 30, 2013.

In February 2011, the Water Production and Supply Law, 2011 (which replaces the Water (Production and Supply) Law (1996 Revision) under which the Company is licensed) and the Water Authority (Amendment) Law, 2011 (the “New Laws”) were published and are now in full force and effect. Under the New Laws, the Water Authority-Cayman (“WAC”) would issue any new license which could include a rate of return on invested capital model described below.

The Company has been advised in correspondence from the Cayman Islands government and the WAC that: (i) the WAC is now the principal negotiator, and not the Cayman Islands government, in these license negotiations, and (ii) the WAC has determined that a rate of return on invested capital model (“RCAM”) is in the best interest of the public and the Company’s customers.  RCAM is the rate model currently utilized in the electricity transmission and distribution license granted by the Cayman Islands government to the Caribbean Utilities Company, Ltd.

In July 2012, in an effort to resolve several issues relating to the retail license renewal negotiations, the Company filed an Application for Leave to Apply for Judicial Review (the “Application”) with the Grand Court of the Cayman Islands (the “Grand Court”), stating that:  (i) certain provisions of the Water Authority Law, 2011 and the Water (Production and Supply) Law, 2011, appear to be incompatible, (ii) the WAC’s roles as the principal license negotiator, statutory regulator and our competitor put the WAC in a position of hopeless conflict,  and (iii) the WAC’s decision to replace the rate structure under our current exclusive license with RCAM was predetermined and unreasonable.

Throughout the course of the retail license renewal negotiations, the Company has objected to the use of RCAM on the basis that it believes such a model would not promote the efficient operation of its water utility and could ultimately increase water rates to its customers.

In October 2012, the Company was notified that the Grand Court has agreed to consider the issues raised by the Company in the Application. As a result, the Company, the Cayman Islands government and the WAC will have the opportunity to present their positions to the Grand Court in a trial proceeding.

If the Company does not ultimately enter into a new license agreement and no other party is awarded a license, the Company expects to be permitted to continue to supply water to its service area.

It is possible that the Cayman Islands government could offer a third party a license to service some or all of the Company’s present service area.  In such event, the Company may assume the license offered to the third party by exercising its right of first refusal.  However, the terms of any new license agreement may not be as favorable to the Company as the terms under which it is presently operating and could materially reduce the operating income and cash flows that the Company has historically generated from its retail license and could require the Company to record an impairment charge to further reduce the $3,499,037 carrying value of its goodwill. Such impairment charge could have a material adverse impact on the Company’s results of operations.

The Company is presently unable to determine what impact the resolution of this matter will have on its cash flows, financial condition or results of operations.

Other Contingencies

As part of the acquisition of the Company’s interests in OC-Cayman, with the approval of Scotiabank (Cayman Islands) Ltd., the Company has guaranteed the performance of OC-Cayman to the Cayman Islands government, pursuant to the water supply contract with the Water Authority-Cayman dated April 25, 1994, as amended.

As a result of the Company’s acquisition of interests in CW-Bahamas, it guaranteed the performance of CW-Bahamas to the Water and Sewerage Corporation of the Bahamas (“WSC”) in relation to the water supply contract between CW-Bahamas and the WSC. In the event that CW-Bahamas cannot provide the minimum water quantity per the contract, it must reimburse the WSC for the cost of water it would have to obtain from other sources, at the per gallon rate charged by CW-Bahamas to the WSC.

By Statutory Instrument No. 81 of 2009, the Minister of Public Utilities of the government of Belize published an order, the Public Utility Provider Class Declaration Order, 2009 (the “Order”), which as of May 1, 2009 designated CW-Belize as a public utility provider under the laws of Belize. With this designation, the Public Utilities Commission of Belize (the “PUC”) has the authority to set the rates charged by CW-Belize and to otherwise regulate its activities. On November 1, 2010, CW-Belize received a formal complaint from the PUC alleging that CW-Belize was operating without a license under the terms of the Water Industry Act. CW-Belize applied for this license in December 2010. On July 29, 2011, the PUC issued the San Pedro Public Water Supply Quality and Security Complaint Order (the “Second Order”) which among other things requires that (i) CW-Belize and its customer jointly make a submission to the responsible Minister requesting that the area surrounding CW-Belize’s seawater abstraction wells be designated a forest reserve or national park and be designated a Controlled Area under section 58 of the Water Industry Act, (ii) CW-Belize submit an operations manual for CW-Belize’s desalination plant to the PUC for approval, (iii) CW-Belize and its customer modify the water supply agreement between the parties to (a) include new water quality parameters included in the Order and (b) cap the current exclusive water supply arrangement in the agreement at a maximum of 450,000 gallons per day, (iv) CW-Belize keep a minimum number of replacement seawater RO membranes in stock at all times and (v) CW-Belize take possession of and reimburse the PUC for certain equipment which the PUC purchased from a third-party in late 2010. CW-Belize has applied for declaratory judgment and has been granted a temporary injunction to stay the enforcement of the Second Order by the PUC until such time as the matter could be heard by the Belize courts. The initial hearing on this matter was conducted on October 30 and 31, 2012 with an additional hearing on November 29, 2012. The ruling on this case is pending. We are presently unable to determine what impact the Order and the Second Order will have on our results of operations, financial position or cash flows.

18. Stock-Based Compensation

The Company has the following stock compensation plans that form part of its employees’ remuneration:

Employee Share Incentive Plan (Preferred Shares)

The Company awards preferred shares for $nil consideration under the Employee Share Incentive Plan as part of compensation for certain eligible employees, excluding Directors and certain Officers, that require future services as a condition to the delivery of common shares. In addition, options are granted to purchase preferred shares at a fixed price, determined annually, which will typically represent a discount to the market value of the common stock. In consideration for preferred shares, the Company issues shares of common stock on a share for share basis. Under the plan, the conversion is conditional on the grantee’s satisfying requirements outlined in the award agreements. Preferred shares are only redeemable with the Company’s approval. Each employee’s option to purchase preferred shares must be exercised within 30 days of the grant date, which is the 90th day after the date of the auditor’s opinion on the financial statements for the relevant year. Options granted during the years ended December 31, 2012, 2011 and 2010, totaled 10,033, 7,455 and 5,379 options, respectively.

Employee Share Option Plan (Common Stock Options)

The Company has an employee stock option plan for certain long-serving employees of the Company. Under the plan, these employees are granted in each calendar year, as long as the employee is a participant in the Employee Share Incentive Plan, options to purchase common shares. The price at which the option may be exercised will be the closing market price on the grant date, which is the 40th day after the date of the Company’s Annual Shareholder Meeting. The number of options each employee is granted is equal to five times the sum of (i) the number of preferred shares which that employee receives for $nil consideration and (ii) the number of preferred share options which that employee exercises in that given year. Options may be exercised during the period commencing on the fourth anniversary of the grant date and ending on the thirtieth day after the fourth anniversary of the grant date.  Options granted during the years ended December 31, 2012, 2011, and 2010, totaled 5,780, 5,440 and 3,165, respectively.

Non-Executive Directors’ Share Plan

This stock grant plan provides part of Directors’ remuneration. Under this plan, Directors receive a combination of cash and common stock for their participation in Board meetings. All Directors are eligible except Executive Officers, who are covered by individual employment contracts. The number of common stock granted is calculated based upon the market price of the Company’s common stock on October 1 of the year preceding the grant. Stock granted during the years ended December 31, 2012, 2011 and 2010 totaled 10,886, 7,614 and 3,471 shares, respectively. The Company recognized stock-based compensation of $82,649, $71,945 and $47,203 for the years ended December 31, 2012, 2011 and 2010, respectively.

2008 Equity Incentive Plan

On May 14, 2008, the Company’s stockholders approved the 2008 Equity Incentive Plan (the “2008 Plan”) and reserved 1,500,000 shares of the Company’s Class A common shares for issuance under this plan. All Directors, executives and key employees of the Company or its affiliates are eligible for participation in the 2008 Plan which provides for the issuance of options, restricted stock and stock equivalents at the discretion of the Board. In 2009, 101,697 options were granted under the 2008 Plan at an exercise price of $7.90. No options were granted in 2010. In February 2011, a total of 143,612 options were granted under the 2008 Plan at an exercise price of $10.68. In July 2011, a total of 18,000 options to purchase shares of common stock were granted to a new member of management under the 2008 Equity Incentive Plan at an exercise price of $9.11. No options were granted under the plan in 2012.

The Company measures and recognizes compensation expense at fair value for all share-based payments, including stock options. Stock-based compensation totaled $371,038, $494,648 and $257,799 for the years ended December 31, 2012, 2011 and 2010, respectively, and is included in general and administrative expenses in the consolidated statements of income.

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

The significant weighted average assumptions for the years ended December 31, 2012, 2011 and 2010 were as follows:

	2012	2011	2010
Risk free interest rate	0.26%	1.33%	0.54%
Expected option life (years)	1.5	3.4	1.6
Expected volatility	43.43%	68.18%	56.97%
Expected dividend yield	3.78%	2.89%	2.49%

A summary of the Company’s stock option activity for the year ended December 31, 2012 is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (1)
Outstanding at beginning of period	378,394	$14.91
Granted	15,813	7.13
Exercised	(1,384)	6.46
Forfeited/expired	(77,169)	18.99
Outstanding as of December 31, 2012	315,654	$13.56	2.06 years	$-
Exercisable as of December 31, 2012	199,300	$15.34	1.24 years	$-

(1)	The intrinsic value of a stock option represents the amount by which the fair value of the underlying stock, measured by reference to the closing price of the common shares of $7.40 on the Nasdaq Global Select Market on December 31, 2012, exceeds the exercise price of the option.

As of December 31, 2012, 116,354 non-vested options and 199,300 vested options were outstanding, with weighted average exercise prices of $10.51 and $15.34, respectively, and average remaining contractual lives of 3.48 years and 1.24 years, respectively.  The total remaining unrecognized compensation costs related to unvested stock-based arrangements were $152,975 as of December 31, 2012 and are expected to be recognized over a weighted average period of 3.48 years.

As of December 31, 2012, unrecognized compensation costs relating to redeemable preferred stock outstanding were $108,126, and are expected to be recognized over a weighted average period of 1.19 years.

The following table summarizes the weighted average fair value of options at the date of grant and the intrinsic value of options exercised during the years ended December 31, 2012, 2011 and 2010:

	2012	2011	2010
Options granted with an exercise price below market price on the date of grant:
Employees — preferred stock	$1.28	$1.47	$0.70
Overall weighted average	$1.28	$1.47	$0.70

Options granted with an exercise price at market price on the date of grant:
Management employees	$-	$4.45	$-
Employees — common stock	$3.28	$4.17	$1.40
Overall weighted average	$3.28	$4.44	$1.40

Options granted with an exercise price above market price on the date of grant:
Management employees	$-	$-	$-
Employees — preferred stock	$-	$-	$-
Overall weighted average	$-	$-	$-

Total intrinsic value of options exercised	$1,799	$1,325	$365

19. Pension benefits

Staff pension plans are offered to all employees in the Cayman Islands. The plans are administered by third party pension plan providers and are defined contribution plans whereby the Company matches the contribution of the first 5% of each participating employee’s salary up to $72,000. The total amount recognized as an expense under the plan during the years ended December 31, 2012, 2011 and 2010 was $166,060, $161,853 and $171,949, respectively.

20. Financial instruments

Credit risk:

The Company is not exposed to significant credit risk on its retail customer accounts as its policy is to cease supply of water to customers’ accounts that are more than 45 days overdue. The Company’s exposure to credit risk is concentrated on receivables from its Bulk water customers. Management considers these receivables fully collectible and therefore the Company has not recorded an allowance for these receivables. All other accounts receivable are current or an allowance has been made for collection as of December 31, 2012.

Interest rate risk:

The Company’s outstanding debt consists of fixed rate obligations and therefore the Company is not subject to interest-rate risk arising from fluctuations of LIBOR or prime lending rates.

Foreign exchange risk:

All relevant foreign currencies other than the Mexican peso, Indonesian rupiah and the euro have been fixed to the dollar for over 20 years and the Company does not employ a hedging strategy against exchange rate risk associated with the reporting in dollars. If any of these fixed exchange rates becomes a floating exchange rate or if any of the foreign currencies in which the Company conducts business depreciate significantly against the dollar, the Company’s consolidated results of operations could be adversely affected.

Fair values:

As of December 31, 2012 and 2011, the carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and other liabilities and dividends payable approximate their fair values due to the short term maturities of these instruments. Management considers that the carrying amounts for loans receivable and long term debt as of December 31, 2012 and 2011 approximate their fair value.

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

The following table presents the Company’s fair value hierarchy for assets and liabilities measured at fair value as of December 31, 2012 and 2011:

	December 31, 2012
	Level 1	Level 2	Level 3	Total
Assets:
Recurring
Cash equivalents	$-	$-	$-	$-
Restricted cash	-	-	-	-
Marketable securities	8,570,338	-	-	8,570,338
Total Recurring	$8,570,338	$-	$-	$8,570,338

Nonrecurring
Investment in affiliate	$-	$-	$6,925,346	$6,925,346

	December 31, 2011
	Level 1	Level 2	Level 3	Total
Assets:
Recurring
Cash equivalents	$16,177,462	$-	$-	$16,177,462
Restricted cash	7,500,000	-	-	7,500,000
Marketable securities	8,496,372	-	-	8,496,372
Total Recurring	$32,173,834	$-	$-	$32,173,834

Nonrecurring
Investment in affiliate	$-	$-	$6,634,598	$6,634,598

A reconciliation of the beginning and ending balances for Level 3 investments for the year ended December 31, 2012:

Balance as of December 31, 2011	$6,634,598
Profit sharing and equity from earnings of OC-BVI	2,464,773
Distribution of earnings from OC-BVI	(2,174,025)
Balance as of December 31, 2012	$6,925,346

21. Supplemental disclosure of cash flow information

	Year Ended December 31,
	2012	2011	2010
Interest paid in cash, net of capitalized interest of $246,851 in 2011	$670,042	$962,744	$1,381,829

Non-cash transactions:
Transfers between inventory and property plant and equipment, net	$508,107	$(100,000)	$-
Note received for plant facility sold	$-	$-	$3,670,963
Issuance of 21,686, 11,158 and 8,565, respectively, of common stock for services rendered	$175,313	$104,443	$119,997
Issuance of 10,033, 7,455 and 5,379, respectively, of redeemable preferred stock for services rendered	$77,856	$65,902	$67,130
Conversion of 2,629, 2,145 and 4,950, respectively, of redeemable preferred stock to common stock	$1,577	$1,287	$2,970
Dividends declared but not paid	$1,096,746	$1,094,334	$1,092,913

22. Impact of recent accounting standards pronouncements

Adoption of New Accounting Standards:

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Updated (“ASU”) 2011-04, Fair Value Measurement (Topic 820) - Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, which represents the converged guidance of the FASB and the IASB (the “Boards”) on fair value measurements. The collective efforts of the Boards and their staffs, reflected in ASU 2011-04, have resulted in common requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term “fair value.” The Boards have concluded that the common requirements will result in greater comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with GAAP and IFRS. The amendments in this ASU are required to be applied prospectively, and are effective for interim and annual periods beginning after December 15, 2011. The adoption of ASU 2011-04 on January 1, 2012 did not have an impact on the Company’s consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220) - Presentation of Comprehensive Income, which amends current comprehensive income guidance. This accounting update eliminates the option to present the components of other comprehensive income as part of the statement of shareholders’ equity. Instead, comprehensive income must be reported in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. This ASU will be effective for public companies during the interim and annual periods beginning after December 15, 2011 with early adoption permitted. The adoption of ASU 2011-05 on January 1, 2012 did not have an impact on the Company’s consolidated financial statements.

In September 2011, the FASB issued ASU 2011-08, Intangibles —Goodwill and Other (Topic 350) - Testing Goodwill for Impairment, which permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying value before applying the two-step goodwill impairment model that is currently in place. If it is determined through the qualitative assessment that a reporting unit’s fair value is more likely than not greater than its carrying value, the remaining impairment steps would be unnecessary. The qualitative assessment is optional, allowing companies to go directly to the quantitative assessment. This update is effective for annual and interim goodwill impairment tests performed in fiscal years beginning after December 15, 2011. The adoption of ASU 2011-08 on January 1, 2012 did not have an impact on the Company’s consolidated financial statements.

Effect of Newly Issued But Not Yet Effective Accounting Standards:

In July 2012, the FASB issued ASU 2012-02, Intangibles - Goodwill and Other (Topic 350) - Testing Indefinite-Lived Intangible Assets for Impairment, which aims to simplify the impairment test for indefinite-lived intangible assets by permitting an entity the option to first assess qualitative factors to determine whether it is more likely than not (defined as having a likelihood of more than 50 percent) that an indefinite-lived intangible asset is impaired as a basis for determining whether the quantitative impairment test included in Accounting Standards Codification Subtopic 350-30, Intangibles—Goodwill and Other—General Intangibles Other than Goodwill must be performed. The amendment is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The Company currently has no indefinite-lived intangible assets other than goodwill reported on its consolidated balance sheet. As such, the adoption of ASU 2012-02 is not expected to have a material effect on the Company’s financial position, results of operations or cash flows.

In October 2012, the FASB issued ASU 2012-04, Technical Corrections and Improvements. The amendments in this update cover a wide range of Topics in the Accounting Standards Codification. These amendments include technical corrections and improvements to the Accounting Standards Codification and conforming amendments related to fair value measurements. The amendments in this update will be effective for fiscal periods beginning after December 15, 2012. The adoption of ASU 2012-04 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

In February 2013, the FASB issued ASU 2013-02, Other Comprehensive Income (Topic 220) - Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which requires an entity to provide information about the amounts reclassified out of Accumulated Other Comprehensive Income (“AOCI”) by component. In addition, an entity is required to present, either on the face of the financial statements or in the notes, significant amounts reclassified out of AOCI by the respective line items of net income, but only if the amount reclassified is required to be reclassified in its entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional details about those amounts. ASU 2013-02 does not change the current requirements for reporting net income or other comprehensive income in the financial statements. ASU 2013-02 is effective for the Company on January 1, 2013. The Company currently does not have material AOCI and therefore the adoption of this amendment is not expected to have a material effect on the Company’s consolidated financial statements.

23. Subsequent events

The Company evaluated subsequent events through the time of the filing of its Annual Report on Form 10-K. The Company is not aware of any significant events that occurred subsequent to the balance sheet date but prior to the filing of this report that would have a material impact on its consolidated financial statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors

Ocean Conversion (BVI) Ltd.

We have audited the accompanying consolidated balance sheets of Ocean Conversion (BVI) Ltd. and its subsidiary (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ocean Conversion (BVI) Ltd. and its subsidiary as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

/s/  Marcum LLP

Fort Lauderdale, Florida

March 13, 2013

OCEAN CONVERSION (BVI) LTD.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2012	2011
ASSETS
Current assets
Cash and cash equivalents	$1,009,942	$340,609
Accounts receivable	1,797,093	1,993,239
Inventory	126,689	283,637
Prepaid expenses and other assets	100,215	108,561
Total current assets	3,033,939	2,726,046

Property, plant and equipment, net	6,033,423	6,802,092
Inventory non-current	204,198	112,253
Other assets	492,500	522,500
Total assets	$9,764,060	$10,162,891

LIABILITIES AND EQUITY
Current liabilities
Accounts payable and other liabilities	$937,965	$2,109,284
Total current liabilities	937,965	2,109,284

Profit sharing obligation	1,743,077	2,218,519
Total liabilities	2,681,042	4,327,803

Equity
Class A, voting shares, $1 par value. Authorized 600,000 shares: issued and outstanding 555,000 shares	555,000	555,000
Class B, voting shares, $1 par value. Authorized 600,000 shares: issued and outstanding 555,000 shares	555,000	555,000
Class C, non-voting shares, $1 par value. Authorized 600,000 shares: issued and outstanding 165,000 shares	165,000	165,000
Additional paid-in capital	225,659	225,659
Retained earnings	5,487,465	4,273,479
Total OC-BVI stockholders’ equity	6,988,124	5,774,138
Non-controlling interest	94,894	60,950
Total equity	7,083,018	5,835,088
Total liabilities and equity	$9,764,060	$10,162,891

The accompanying notes are an integral part of these consolidated financial statements.

OCEAN CONVERSION (BVI) LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2012	2011	2010
Revenues	$4,371,520	$3,925,108	$5,173,903
Cost of revenues	2,825,952	2,471,230	2,864,192
Gross profit	1,545,568	1,453,878	2,309,711
General and administrative expenses	1,048,813	620,822	1,418,471
Income (loss) from operations	496,755	833,056	891,240
Other income (expense)
Interest income	117,918	159,097	132,238
Interest expense	-	(35,787)	(182,106)
Profit sharing expense	(686,908)	-	-
Court award - Baughers Bay dispute	4,688,321	1,000,000	2,000,000
Other income	291,094	-	4,579
Other income (expense), net	4,410,425	1,123,310	1,954,711
Net income	4,907,180	1,956,366	2,845,951
Income (loss) attributable to non-controlling interests	33,944	29,769	(2,151)
Net income attributable to controlling interests	$4,873,236	$1,926,597	$2,848,102

The accompanying notes are an integral part of these consolidated financial statements.

OCEAN CONVERSION (BVI) LTD.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2012, 2011 and 2010

			Additional		Non-	Total
	Common		paid-in	Retained	controlling	stockholders'
	Shares	Dollars	capital	earnings	interest	equity
Balance as of December 31, 2009	1,275,000	$1,275,000	$225,659	$2,619,343	$33,332	$4,153,334
Net loss	-	-	-	2,848,102	(2,151)	2,845,951
Dividends declared	-	-	-	(2,588,250)	-	(2,588,250)
Balance as of December 31, 2010	1,275,000	1,275,000	225,659	2,879,195	31,181	4,411,035
Net loss		-	-	1,926,597	29,769	1,956,366
Dividends declared	-	-	-	(532,313)	-	(532,313)
Balance as of December 31, 2011	1,275,000	1,275,000	225,659	4,273,479	60,950	5,835,088
Net income	-	-	-	4,873,236	33,944	4,907,180
Dividends declared	-	-	-	(3,659,250)	-	(3,659,250)
Balance as of December 31, 2012	1,275,000	$1,275,000	$225,659	$5,487,465	$94,894	$7,083,018

The accompanying notes are an integral part of these consolidated financial statements.

OCEAN CONVERSION (BVI) LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2012	2011	2010
Cash flows from operating activities
Net income (loss)	$4,907,180	$1,956,366	$2,845,951
Add (deduct) items not affecting cash
Depreciation	789,706	787,502	774,555
Profit sharing	686,908	-	-
(Increase) decrease in accounts receivable	196,146	(927,718)	(1,023,172)
(Increase) decrease in inventory	56,151	45,554	371,406
(Increase) decrease in other assets	38,346	21,225	65,951
Increase (decrease) in accounts payable and other liabilities	(1,057,694)	66,742	(857,564)
Net cash provided by operating activities	5,616,743	1,949,671	2,177,127

Cash flows from investing activities
Purchases of property, plant and equipment	(12,185)	(23,545)	-
Net cash (used in) investing activities	(12,185)	(23,545)	-

Cash flows from financing activities
Profit sharing rights paid	(1,192,725)	(138,712)	(822,150)
Principal repayment of long term debt to affiliate	-	(1,450,000)	(1,225,000)
Dividends paid	(3,742,500)	(449,063)	(2,588,250)
Net cash (used in) financing activities	(4,935,225)	(2,037,775)	(4,635,400)
Net increase (decrease) in cash and cash equivalents	669,333	(111,649)	(2,458,273)
Cash and cash equivalents at the beginning of the year	340,609	452,258	2,910,531
Cash and cash equivalents at the end of the year	$1,009,942	$340,609	$452,258
Interest paid in cash	$-	$39,616	$245,879

Non-cash transactions
Transfers between inventory and property, plant and equipment, net	$8,852	$-	$-

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

Basis of consolidation: The consolidated financial statements include the financial statements of OC-BVI and its majority owned subsidiary, JVD (collectively, the “Company”). All significant intercompany balances and transactions have been eliminated.

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

Comparative amounts: Certain amounts presented in the financial statements previously issued for 2011 and 2010 have been reclassified to conform to the current year’s presentation. Reclassifications include $1.0 million and $2.0 million, presented as revenues in 2011 and 2010, respectively, to Other income - Court award – Baughers Bay dispute.

3. Dispute with the BVI government

In 2006, the Government of the British Virgin Islands (the “BVI government”) asserted a purported right of ownership of the Baughers Bay plant operated by OC-BVI pursuant to the terms of the Water Supply Agreement between the parties dated May 1990 (the “1990 Agreement”).

Under the terms of the 1990 Agreement, upon the expiration of the initial seven-year term in May 1999, the agreement would automatically be extended for another seven-year term unless the BVI government provided notice, at least eight months prior to such expiration, of its decision to purchase the plant from OC-BVI for approximately $1.42 million. In correspondence between the parties from late 1998 through early 2000, the BVI government indicated that it intended to purchase the plant but would be amenable to negotiating a new water supply agreement, and that it considered the 1990 Agreement to be in force on a monthly basis until negotiations between the BVI government and OC-BVI were concluded. Occasional discussions were held between the parties since 2000 without resolution of the matter. OC-BVI continued to supply water from the plant and expended approximately $4.7 million between 1995 and 2003 to significantly expand the production capacity of the plant beyond that contemplated in the 1990 Agreement.

In early 2007, the Ministry communicated that while the ownership matter remained in dispute, it would only pay that amount of OC-BVI’s billings that the Ministry purported constituted OC-BVI’s costs of producing the water. The BVI government then significantly reduced the amount and frequency of its payments to OC-BVI. In late 2007 the BVI government filed a lawsuit with the Eastern Caribbean Supreme Court (the “Court”) seeking ownership of the Baughers Bay plant. OC-BVI counterclaimed to the Court that it was entitled to continued possession and operation of the Baughers Bay plant until the BVI government paid OC-BVI approximately $4.7 million, which OC-BVI believed represented the value of the Baughers Bay plant at its expanded production capacity. OC-BVI subsequently filed claims with the Court seeking payment for water sold and delivered to the BVI government through May 31, 2009 at the contract prices in effect before the BVI government asserted its purported right of ownership of the plant.

The Court issued its rulings with respect to this litigation in 2009. The Court determined that (1) the BVI government was entitled to immediate ownership and possession of the Baughers Bay plant and dismissed OC-BVI’s claim for compensation of approximately $4.7 million for the expenditures made to expand the production capacity of the plant; (2) OC-BVI was entitled to full payment of water invoices issued up to December 20, 2007, which had been calculated under the terms of the original 1990 Agreement; and (3) OC-BVI was entitled to the amount of $10.4 million for water produced by OC-BVI from the Baughers Bay plant subsequent to December 20, 2007. The BVI government made a payment of $2.0 million to OC-BVI under the Court order during the fourth quarter of 2009, a second payment of $2.0 million under the Court order during 2010 and a third payment under the Court order of $1.0 million in 2011.

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

On June 30, 2012, the Appellate Court issued its final amended and corrected ruling with respect to the Baughers Bay litigation. This ruling dismissed the BVI government’s appeal against the previous judgment of the Court awarding $10.4 million for the water supplied, and also awarded OC-BVI compensation for improvements made to the plant in the amount equal to the difference between (i) the value of the Baughers Bay plant at the date OC-BVI transferred possession of the plant to the BVI government and (ii) $1.42 million (the purchase price for the Baughers Bay plant under the 1990 Agreement). OC-BVI was also awarded all of its court costs at the trial level and two-thirds of such costs incurred on appeal. Prior to the final ruling the BVI government had paid only $5.0 of the original $10.4 million, and the remaining $5.4 million amount due had increased to approximately $6.7 million by the fourth quarter of 2012 due to the court costs awarded by the Appellate Court and the accrued interest due on the aggregate unpaid balance. The BVI government paid OC-BVI $4.7 million of this amount during the fourth quarter of 2012 and the remaining $2.0 million in January 2013. Consistent with prior periods, these amounts paid by the BVI government were and will be recognized in OC-BVI’s earnings in accordance with the cash basis of accounting.

4. Inventory

Inventory consists of:

	December 31,
	2012	2011
Consumables stock	$22,279	$18,331
Spare parts stock	308,608	377,559
Total inventory	330,887	395,890
Less current portion	126,689	283,637
Inventory (non-current)	$204,198	$112,253

5. Property, plant and equipment

Property, plant and equipment consists of:

	December 31,
	2012	2011
Buildings	$3,599,824	$3,587,639
Plant and equipment	5,720,879	5,712,027
Office furniture, fixtures and equipment	36,402	61,879
Vehicles	71,328	71,328
Tools & test equipment	21,259	21,259
	9,449,692	9,454,132
Accumulated depreciation	(3,416,269)	(2,652,040)
Property, plant and equipment, net	$6,033,423	$6,802,092

Depreciation expense was $789,706, $787,502 and $774,555 for the years ended December 31, 2012, 2011 and 2010, respectively.

During 2007, OC-BVI completed, for a total cost of approximately $8 million, the construction of a desalination plant with a capacity of 720,000 gallons per day located at Bar Bay, Tortola (the “Bar Bay plant”). OC-BVI began selling water to the Ministry from this plant in January 2009 and on March 4, 2010, OC-BVI and the BVI government executed a definitive seven-year contract for the Bar Bay plant (the “Bar Bay Agreement”). Under the terms of the Bar Bay Agreement, OC-BVI delivers up to 600,000 gallons of water per day to the BVI government from the Bar Bay plant and the BVI government is obligated to pay for this water at a specified price as adjusted by a monthly energy factor. The Bar Bay Agreement includes a seven-year extension option exercisable by the BVI government and required OC-BVI to complete a storage reservoir on the BVI government site by no later than March 4, 2011. OC-BVI has not commenced construction of this storage reservoir due to the BVI government’s failure to pay the invoices for the water provided by the Bar Bay plant on a timely basis.

6. Commitments

During 2005, OC-BVI entered into a twenty-five year lease agreement with Bar Bay Estate Holdings Limited (“Bar Bay Holdings”), a private company incorporated in the Territory of the British Virgin Islands, pursuant to which OC-BVI agreed to lease from Bar Bay Holdings approximately 50,000 square feet of land on Tortola, British Virgin Islands on which a seawater desalination plant and wells was constructed. Under the terms of the lease agreement, a lease premium payment of $750,000 was made on June 10, 2005, annual lease and easement payments of $17,662 ($15,020 through May 2010) are due annually and royalty payments of 2.87% of annual sales, as defined in the lease agreement, are payable quarterly. Sage Water Holdings (BVI) Limited currently owns 100% of the non-voting stock, 50% of the voting common stock and 50% of the profit sharing rights of OC-BVI. A Director of Sage Water Holdings is also a Director of OC-BVI and holds 50% of the outstanding shares of Bar Bay Holdings.

OC-BVI entered into an agreement that grants an easement over a parcel of land used to access certain Bar Bay plant. Under the terms of the agreement, an initial premium payment of $70,000 was made and fees of $6,000 are due annually through September 2019.

Future minimum lease payments under non-cancelable operating leases as of December 31, 2012 are as follows:

2013	$23,662
2014	23,662
2015	23,662
2016	23,662
2017	23,662
Thereafter	229,297
$347,607

Total rental expense amounted to $76,262, $85,289 and $91,675 for the years ended December 31, 2012, 2011 and 2010, respectively.

7. Expenses

	Year Ended December 31,
	2012	2011	2010
Cost of revenues consist of the following:
Fuel oil	$42,747	$79,089	$51,240
Electricity	1,161,957	982,025	773,097
Maintenance	180,960	66,279	372,180
Depreciation	787,897	787,334	774,387
Employee costs	229,910	206,306	433,419
Insurance	73,210	66,268	86,784
Other	349,271	283,929	373,085
	$2,825,952	$2,471,230	$2,864,192

General and administrative expenses consist of the following:
Management fees	$626,153	$367,593	$887,523
Directors fees and expenses	158,242	48,750	165,216
Professional fees	112,221	18,900	47,969
Employee costs	65,482	59,253	61,483
Depreciation	1,809	168	168
Other	84,906	126,158	256,112
	$1,048,813	$620,822	$1,418,471

8. Related party transactions

Pursuant to an amended and restated Management Services Agreement between DesalCo Limited (a wholly-owned subsidiary of CWCO) and the Company, DesalCo Limited provides the Company with management, administration, finance, operations, maintenance, engineering and purchasing services, and is entitled to be reimbursed for all reasonable expenses incurred on behalf of the Company. The Company incurred fees of $468,620, $317,506 and $656,738 related to this management services agreement for the years ended December 31, 2012, 2011 and 2010, respectively, and as of December 31, 2012 had accounts payable of $110,544 (2011: $140,864) due to DesalCo Limited for fees and expenses paid by DesalCo Limited on behalf of the Company.

Pursuant to a Management Services Memorandum effected January 1, 2004 between the Class B Directors who at any time represent Sage Water Holdings (BVI) Ltd., and the Company, the Class B directors provide the Company with delegated operational matters, general management of local business matters, donation, sponsorship and public relations activities, and are entitled to an annual fixed fee of $75,379, subject to an annual inflation adjustment based on the British Virgin Islands Consumer Price Index, and a profit sharing bonus equal to 2% of the Company’s income before depreciation, interest (income and expense), and other expenses not directly related to the operation of the Company. The Company incurred fees of $157,533, $50,087 and $230,785 related to this management services memorandum for the years ended December 31, 2012, 2011 and 2010, respectively and as of December 31, 2012 had accounts payable of $13,685 (2011: $4,234) due to Sage Water Holdings (BVI) Ltd.

Pursuant to a Services Agreement effective November 30, 2012 between the Company and Sage Utilities Holdings (BVI) Limited (“SUHL”), which is related to Sage Water Holdings (BVI) Ltd. through common ownership, the Company provides SUHL with operations, maintenance, engineering, and purchasing services, and is entitled to a monthly fixed fee of $39,325 for the first two months of the Services Agreement, thereafter reduced to $35,325 per month. The Company recorded revenue of $39,325 related to this services agreement for the year ended December 31, 2012.

9. Profit sharing obligation

	December 31,
	2012	2011
Opening balance	$2,218,519	$2,387,606
Additions	686,908	-
Distributions paid and accrued	(1,162,350)	(169,087)
Ending balance	$1,743,077	$2,218,519

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

Under the terms of the Agreements, the Company, in exchange for the above-mentioned shares, granted the Parties, profit sharing rights in the Company’s profits for as long as the Company remains in business as a going concern. The Agreement states that where the Company has profits available for the payment of dividends and pays a dividend from there, a distribution shall be made to each of the Parties equal to 202,500 times the dividend per share received by the remaining shareholders and paid concurrently with such dividend. The factor of 202,500 shall be subject to amendment by the same proportion and at the same time as changes take place or adjustments are made in respect of the remaining shareholders.

The current shareholders and an affiliate of a current shareholder have acquired these profit sharing rights. The Company has recorded an obligation as of December 31, 2012 for the maximum profit shares payable to the Parties if all retained earnings were to be distributed as dividends and profit shares.

10. Taxation

Under the terms of the water sale agreements with the Government, the Company is exempt from all non-employee taxation in the British Virgin Islands.

11. Pension plan

Effective December 1, 2003, the Company established the MWM Global Retirement Plan (the “Plan”). The Plan is a defined contribution plan whereby the Company contributes 5% of each participating employee’s salary to the Plan. The total amount recognized as an expense under the plan was $11,225, $12,895 and $11,142, for the years ended December 31, 2012, 2011 and 2010, respectively.

12. Financial instruments

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

Interest rate risk:

The Company has no long-term debt as of December 31, 2012 and 2011.

Fair values:

As of December 31, 2012 and 2011, the carrying amounts of cash and cash equivalents, accounts receivable, prepaid expenses and other assets, accounts payable and accrued liabilities approximate fair values due to the short term maturities of these assets and liabilities. Management considers that the carrying amount for long term debt approximates fair value.

13. Subsequent events

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

Internal Control Over Financial Reporting

(a)	Management’s Annual Report on Internal Control Over Financial Reporting

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Company management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed by, or under the supervision of, our principal executive officer and principal financial officer and effected by the Company’s Board of Directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;
•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and
•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Based on our assessment, management has concluded that, as of December 31, 2012, the Company’s internal control over financial reporting was effective at the reasonable assurance level.

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

Information required by this item with respect to our directors and the nomination process is contained in the proxy statement for our 2013 Annual Meeting of Shareholders to be filed with the SEC (the “Proxy Statement”) under the heading “Proposal 1 - Election of Group I Directors” and is incorporated by reference in this Annual Report.

Information required by this item with respect to our executive officers is set forth in the Proxy Statement under the heading “Executive Officers”.

Information required by this item with respect to our audit committee and our audit committee financial expert is contained in the Proxy Statement under the heading “Proposal 1 – Election of Group I Directors - Committees of the Board of Directors – Audit Committee” and is incorporated by reference in this Annual Report.

Information required by this item with respect to compliance with Section 16(a) of the Exchange Act is contained in the Proxy Statement under the heading “Additional Information Regarding Executive Compensation - Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated by reference in this Annual Report.

The Board of Directors has adopted a Code of Business Conduct and Ethics (the “Code”) that applies to all of the Company’s directors, officers (including the principal executive officer, principal financial officer and principal accounting officer) and employees. Information related to the Code is contained in the Proxy Statement under the heading “Proposal 1 – Election of Group I Directors – Governance of the Company” and is incorporated by reference in this Annual Report.

We intend to disclose future amendments to certain provisions of the Code, or waivers of such provisions granted to executive officers and directors, on our website within four business days following the date of such amendment or waiver.

ITEM 11.	EXECUTIVE COMPENSATION

Information required by this item with respect to executive compensation and director compensation is contained in the Proxy Statement under the headings “Compensation Discussion and Analysis” and “Additional Information Regarding Executive Compensation”, respectively, and is incorporated by reference in this Annual Report.

The information required by this item with respect to compensation committee interlocks and insider participation is contained in the Proxy Statement under the heading “Additional Information Regarding Executive Compensation - Compensation Committee Interlocks and Insider Participation in Compensation Decisions” and is incorporated by reference in this Annual Report. The compensation committee report required by this item is contained in the Proxy Statement under the heading “Compensation Discussion and Analysis – Compensation Committee Report” and is incorporated by reference in this Annual Report.

The information required by this item with respect to compensation policies and practices as they relate to the Company’s risk management is contained in the Proxy Statement under the heading “Compensation Discussion and Analysis” and is incorporated by reference in this Annual Report.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this item with respect to security ownership of certain beneficial owners and management is contained in the Proxy Statement under the heading “Security Ownership of Certain Beneficial Owners and Management and Related Shareholders Matters” and is incorporated by reference in this Annual Report.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this item with respect to such contractual relationships and director independence is contained in the Proxy Statement under the headings “Additional Information Regarding Executive Compensation – Transactions With Related Persons” and is incorporated by reference in this Annual Report.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information with respect to principal accounting fees and services are contained in the Proxy Statement under the heading “Proposal 3 – Principal Accounting Fees and Services” and is incorporated by reference in this Annual Report.

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

2. Financial Statement Schedules

None

3. Exhibits

The Exhibits listed in the Exhibit Index immediately preceding the Signatures are filed as part of this Annual Report on Form 10-K.

CONSOLIDATED WATER CO. LTD.

INDEX TO EXHIBITS FILED WITH 10-K

Number	Exhibit Description

3.1	Amended and Restated Memorandum of Association of Consolidated Water Co. Ltd. dated May 14, 2008 (incorporated by reference to Exhibit 3.1 filed as part of our Form 8-K filed June 6, 2008, Commission File No. 0-25248)

3.2	Amended and Restated Articles of Association of Consolidated Water Co. Ltd. dated May 10, 2006 (incorporated by reference to Exhibit 4.2 filed as part of our Form F-3 filed October 12, 2006, Commission File No. 333-137970)

3.3	Amendment to Articles of Association of Consolidated Water Co. Ltd. dated May 11, 2007 (incorporated by reference to Exhibit 3.1 filed as part of our Form 8-K filed May 14, 2007, Commission File No. 0-25248)

3.4	Amendment to Articles of Association of Consolidated Water Co. Ltd. dated May 26, 2009 (incorporated by reference to Exhibit 3.1 filed as part of our Form 8-K filed May 27, 2009, Commission File No. 0-25248)

4.1	Option Deed, dated August 6, 1997, between Cayman Water Company Limited and American Stock Transfer & Trust Company (incorporated herein by reference to the exhibit filed on our Form 6-K, dated August 7, 1997, Commission File No. 0-25248)

4.2	Deed of Amendment of Option Deed dated August 8, 2005 (incorporated herein by reference to Exhibit 4.2 filed as a part of our Form 8-K dated August 11, 2005, Commission File No. 0-25248)

4.3	Second Deed of Amendment of Option Deed, dated September 27, 2005 (incorporated herein by reference to the exhibit filed as a part of our Form 8-K dated October 3, 2005, Commission File No. 0-25248)

4.4	Third Deed of Amendment to Option Deed, dated May 30, 2007 (incorporated herein by reference to Exhibit 4.3 filed as part of our Form 8-K filed June 1, 2007, Commission File No. 0-25248)

10.1.1	License Agreement dated July 11, 1990 between Cayman Water Company Limited and the Government of the Cayman Islands (incorporated herein by reference to the exhibit filed as a part of our Form 20-F dated December 7, 1994, Commission File No. 0-25248)

10.1.2	First Amendment to License Agreement dated September 18, 1990 between Cayman Water Company Limited and the Government of the Cayman Islands. (incorporated herein by reference to the exhibit filed as a part of our Form 20-F dated December 7, 1994, Commission File No. 0-25248)

10.1.3	Second Amendment to License Agreement dated February 14, 1991 between Cayman Water Company Limited and the Government of the Cayman Islands. (incorporated herein by reference to the exhibit filed as a part of our Form 20-F dated December 7, 1994, Commission File No. 0-25248)

10.1.4	Third Amendment to a License to Produce Potable Water dated August 15, 2001 between Consolidated Water Co. Ltd. by the Government of the Cayman Islands (incorporated herein by reference to Exhibit 10.4 filed as a part of our Form 10-K for the fiscal year ended December 31, 2001, Commission File No. 0-25248)

10.1.5	Fourth Amendment to a License to Produce Potable Water dated February 1, 2003 between Consolidated Water Co. Ltd. by the Government of the Cayman Islands (incorporated herein by reference to Exhibit 10.5 filed as a part of our Form 10-K for the fiscal year ended December 31, 2002, Commission File No. 0-25248)

10.1.6	Amendment to License Agreement dated July 20, 2010 between the Government of the Cayman Islands and Cayman Water Company Limited (incorporated herein by reference to Exhibit 10 filed as a part of our Form 8-K filed July 23, 2010, Commission File No. 0-25248)

10.1.7	Amendment to a License to Produce Potable Water dated July 11, 2012 between Cayman Water Company Limited and the Government of the Cayman Islands (incorporated herein by reference to Exhibit 10.1 filed as a part of our Form 10-Q for the second quarter ended June 30, 2012, Commission File No. 0-25248)

10.1.8	Amendment to License Agreement dated December 31, 2012 between the Government of the Cayman Islands and Cayman Water Company Limited (incorporated herein by reference to Exhibit 10.1 filed as a part of our Form 8-K filed March 4, 2013, Commission File No. 0-25248)

10.2	Water Supply Agreement dated December 18, 2000 between Consolidated Water Co. Ltd. and South Bimini International Ltd. (incorporated herein by reference to Exhibit 10.2 filed as a part of our Form 10-K for the fiscal year ended December 31, 2000, Commission File No. 0-25248)

10.3.1*	Employment contract dated December 5, 2003 between Frederick McTaggart and Consolidated Water Co. Ltd. (incorporated herein by reference to Exhibit 10.18 filed as a part of our Form 10-K for the fiscal year ended December 31, 2003, Commission File No. 0-25248)

10.3.2*	Amendment of Engagement Agreement dated September 14, 2007 between Frederick W. McTaggart and Consolidated Water Co. Ltd. (incorporated herein by reference to Exhibit 10.2 to our Form 8-K filed September 19, 2007, Commission File No. 0-25248)

10.3.3*	Third Amendment of Engagement Agreement dated September 9, 2009 between Frederick W. McTaggart and Consolidated Water Co. Ltd. (incorporated herein by reference to Exhibit 10.1 to our Form 8-K filed September 9, 2009, Commission File No. 0-25248)

10.4.1*	Engagement Agreement dated May 22, 2006 between David Sasnett and Consolidated Water Co. Ltd. (incorporated herein by reference to Exhibit 10.1 filed as part of our Form 8-K filed May 26, 2006, Commission File No. 0-25248)

10.4.2*	Amended and restated Engagement Agreement dated March 29, 2007 between David Sasnett and Consolidated Water Co. Ltd. (incorporated herein by reference to Exhibit 10.1 filed as part of our Form 8-K filed April 14, 2007, Commission File No. 0-25248)

10.4.3*	Engagement Agreement dated January 15, 2008 between David Sasnett and Consolidated Water Co. Ltd. (incorporated herein by reference to Exhibit 10.1 filed as part of our Form 8-K filed January 22, 2008, Commission File No. 0-25248)

10.5*	Employment contract dated January 11, 2008 between Gregory McTaggart and Consolidated Water Co. Ltd.

10.6*	Employment contract dated January 14, 2008 between Ramjeet Jerrybandan and Consolidated Water Co. Ltd. (incorporated herein by reference to Exhibit 10.11 filed as part of our Form 10-K for the fiscal year ended December 31, 2008, Commission File No. 0-25248)

10.7*	Employment contract dated January 16, 2008 between Gerard Pereira and Consolidated Water Co. Ltd. (incorporated herein by reference to Exhibit 10.12 filed as a part of our Form 10-K for the fiscal year ended December 31, 2008, Commission File No. 0-25248)

10.8*	Engagement Agreement dated July 12, 2011 between John Tonner and Consolidated Water Co. Ltd. (incorporated herein by reference to Exhibit 10.1 filed as a part of our Form 8-K filed August 5, 2011, Commission File No. 0-25248).

10.9	Specimen Service Agreement between Cayman Water Company Limited and consumers (incorporated herein by reference to the exhibit filed as part of our Registration Statement on Form F-1 dated March 26, 1996)

10.10*	Summary Share Grant Plan for Directors (incorporated herein by reference to Exhibit 10.24 filed as part of our Registration Statement on Form F-2 dated May 17, 2000, Commission File No. 333-35356)

10.11*	Employee Share Option Plan (incorporated herein by reference to Exhibit 10.26 filed as a part of our Form 10-K for the fiscal year ended December 31, 2001, Commission File No. 0-25248)

10.12*	2008 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 filled as part of our Form 10-Q for the fiscal quarter ended September 30, 2008, Commission File No. 0-25248)

10.13	Purchase and Sale Agreement, dated December 10, 2001, among Consolidated Water Co. Ltd., Cayman Hotel and Golf Inc., Ellesmere Britannia Limited and Hyatt Britannia Corporation Ltd. (incorporated herein by reference to Exhibit 10.30 filed as part of our Form 10-K for the fiscal year ended December 31, 2001, Commission File No. 0-25248)

10.14	Agreement dated February 1, 2002 between Consolidated Water Co. Ltd. and Cayman Hotel and Golf Inc. (incorporated herein by reference to Exhibit 10.52 filed as a part of our Form 10-K for the fiscal year ended December 31, 2001, Commission File No. 0-25248)

10.15	Lease dated December 10, 2001 between Cayman Hotel and Golf Inc. and Consolidated Water Co. Ltd. (incorporated herein by reference to Exhibit 10.52 filed as a part of our Form 10-K for the fiscal year ended December 31, 2001, Commission File No. 0-25248)

10.16.1	Lease dated April 27, 1993 signed July 18, 2001 between Government of Belize and Belize Water Limited (incorporated herein by reference to Exhibit 10.53 filed as a part of our Form 10-K for the fiscal year ended December 31, 2001, Commission File No. 0-25248)

10.16.2	Amended lease dated April 27, 1993 signed January 2, 2004 between Government of Belize and Belize Water Limited (incorporated herein by reference to Exhibit 10.36 filed as a part of our Form 10-K for the fiscal year ended December 31, 2003, Commission File No. 0-25248)

10.17	Loan Agreement dated February 7, 2003 between Consolidated Water Co. Ltd. and Scotiabank (Cayman Islands) Ltd. (incorporated herein by reference to Exhibit 10.1 filed as a part of our Form 8-K dated February 13, 2003, Commission File No. 0-25248)

10.18.1	Loan Agreement dated May 25, 2005 between Ocean Conversion (BVI), Ltd. and Consolidated Water Co. Ltd. (incorporated herein by reference to Exhibit 99.1 filed as a part of our Form 8-K dated June 1, 2005, Commission File No. 0-25248)

10.18.2	Debenture Agreement dated August 24, 2007 between Ocean Conversion (BVI), Ltd. and Consolidated Water Co. Ltd.

10.18.3	Amending Debenture Agreement dated March 14, 2008 between Ocean Conversion (BVI), Ltd. and Consolidated Water Co. Ltd.

10.18.4	Second Amending Debenture Agreement dated February 18, 2009 between Ocean Conversion (BVI), Ltd. and Consolidated Water Co. Ltd.

10.18.5	Amending Loan Agreement dated August 20, 2009 between Ocean Conversion (BVI), Ltd. and Consolidated Water Co.

10.18.6	Amending Loan Agreement dated February 10, 2010 between Ocean Conversion (BVI), Ltd. and Consolidated Water Co.

10.19	Trust Deed dated August 4, 2006 between Consolidated Water Co. Ltd. and Dextra Bank & Trust Co. Ltd. (incorporated herein by reference to Exhibit 10.1 filed as a part of our Form 8-K filed August 9, 2006, File No. 0-25248)

10.20	Subscription Agreement dated August 4, 2006 between Consolidated Water Co. Ltd. and Scotiatrust and Merchant Bank Trinidad & Tobago Limited (incorporated herein by reference to Exhibit 10.2 filed as a part of our Form 8-K filed August 9, 2006, File No. 0-25248)

10.21	Deed of Second Debenture dated August 4, 2006 between Consolidated Water Co. Ltd. and Dextra Bank & Trust Co. Ltd. (incorporated herein by reference to Exhibit 10.5 filed as a part of our Form 8-K filed August 9, 2006, File No. 0-25248)

10.22	Deed of Second Collateral Debenture dated August 4, 2006 between Cayman Water Company Limited and Dextra Bank & Trust Co. Ltd. (incorporated herein by reference to Exhibit 10.6 filed as a part of our Form 8-K filed August 9, 2006, File No. 0-25248)

10.23	Equitable Charge of Shares dated August 4, 2006 between Consolidated Water Co. Ltd. and Dextra Bank & Trust Co. Ltd. (incorporated herein by reference to Exhibit 10.7 filed as a part of our Form 8-K filed August 9, 2006, File No. 0-25248)

10.24	Intercreditor Deed dated August 4, 2006 among Scotiabank & Trust (Cayman) Ltd., Dextra Bank & Trust Co. Ltd., Consolidated Water Co. Ltd. and Cayman Water Company Limited (incorporated herein by reference to Exhibit 10.8 filed as a part of our Form 8-K filed August 9, 2006, File No. 0-25248)

10.25	Cayman Islands Collateral Charge, West Bay Beach South Property, Block 12D, Parcel 79REM1/2 (incorporated herein by reference to Exhibit 10.9 filed as a part of our Form 8-K filed August 9, 2006, File No. 0-25248)

10.26	Cayman Islands Collateral Charge, West Bay Beach North, Block 11D, Parcel 40 (incorporated herein by reference to Exhibit 10.10 filed as a part of our Form 8-K filed August 9, 2006, File No. 0-25248)

10.27	Cayman Islands Collateral Charge, West Bay Beach North, Block 11D, Parcel 8 (incorporated herein by reference to Exhibit 10.11 filed as a part of our Form 8-K filed August 9, 2006, File No. 0-25248)

10.28	Cayman Islands Collateral Charge, West Bay North East, Block 9A, Parcel 8 (incorporated herein by reference to Exhibit 10.12 filed as a part of our Form 8-K filed August 9, 2006, File No. 0-25248)

10.29	Cayman Islands Collateral Charge, West Bay North East, Block 9A, Parcel 469 (incorporated herein by reference to Exhibit 10.13 filed as a part of our Form 8-K filed August 9, 2006, File No. 0-25248)
10.30	Loan Agreement dated as of October 4, 2006, by and between Royal Bank of Canada and Consolidated Water (Bahamas) Ltd. (incorporated herein by reference to Exhibit 10.1 filed as a part of our Form 8-K filed October 6, 2006, File No. 0-25248)

10.31.1†	Form of Agreement for Desalinated Water Supply dated May 2005 among Water and Sewerage Corporation, Consolidated Water Co. Ltd. and Consolidated Water (Bahamas) Limited (formerly Waterfields Company Limited) (incorporated herein by reference to Exhibit 10.1 filed as a part of our Form 8-K filed February 4, 2011, File No. 0-25248)

10.31.2†	Letter of Acceptance dated January 25, 2011 (effective January 31, 2011) between Water and Sewerage Corporation and Consolidated Water Co. Ltd. (incorporated herein by reference to Exhibit 10.2 filed as a part of our Form 8-K filed February 4, 2011, File No. 0-25248)

10.31.3†	Proposal letter dated December 8, 2010 addressed to the Water and Sewerage Corporation (incorporated herein by reference to Exhibit 10.3 filed as a part of our Form 8-K filed February 4, 2011, File No. 0-25248)

21.1	Subsidiaries of the Registrant

23.1	Consent of Marcum LLP — Consolidated Water Co. Ltd.

23.2	Consent of Marcum LLP — Ocean Conversion (BVI) Ltd.

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Schema

101.CAL	XBRL Taxonomy Calculation Linkbase

101.DEF	XBRL Taxonomy Definition Linkbase

101.LAB	XBRL Taxonomy Label Linkbase

101.PRE	XBRL Taxonomy Presentation Linkbase

*	Indicates a management contract or compensatory plan.
†	Portions of these Exhibits have been omitted pursuant to a request for confidential treatment.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONSOLIDATED WATER CO. LTD.

By:	/s/ Wilmer F. Pergande
Wilmer F. Pergande
Chairman of the Board of Directors

Dated: March 13, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature		Title	Date

By:	/s/ Wilmer F. Pergande	Chairman of the Board of Directors	March 13, 2013
Wilmer F. Pergande

By:	/s/ Frederick W. McTaggart	Director, Chief Executive Officer and President	March 13, 2013
	Frederick W. McTaggart	(Principal Executive Officer)

By:	/s/ David W. Sasnett	Director, Executive Vice President & Chief Financial Officer	March 13, 2013
	David W. Sasnett	(Principal Financial and Accounting Officer)

By:	/s/ Brian E. Butler	Director	March 13, 2013
Brian E. Butler

By:	/s/ Carson K. Ebanks	Director	March 13, 2013
Carson K. Ebanks

By:	/s/ Richard L. Finlay	Director	March 13, 2013
Richard L. Finlay

By:	/s/ Clarence B. Flowers, Jr.	Director	March 13, 2013
Clarence B. Flowers, Jr.

By:	/s/ Leonard J. Sokolow	Director	March 13, 2013
Leonard J. Sokolow

By:	/s/ Raymond Whittaker	Director	March 13, 2013
Raymond Whittaker

