Form 10-Q
period 2013-03-31
CONSOLIDATED WATER CO LTD
filed 2013-05-10
CIK 928340

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

As of May 3, 2013, 14,633,602 shares of the registrant’s common stock, with US$0.60 par value, were outstanding.

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

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED WATER CO. LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2013	2012
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$35,861,899	$33,892,655
Marketable securities	8,572,723	8,570,338
Accounts receivable, net	14,257,040	12,516,466
Inventory	1,655,739	1,757,601
Prepaid expenses and other current assets	1,923,150	2,709,185
Current portion of loans receivable	1,828,225	1,812,532
Total current assets	64,098,776	61,258,777

Property, plant and equipment, net	58,429,492	58,993,406
Construction in progress	3,199,525	2,612,800
Inventory, non-current	3,956,007	3,970,241
Loans receivable	8,560,464	9,028,279
Investment in OC-BVI	7,243,166	6,925,346
Intangible assets, net	1,365,286	1,455,015
Goodwill	3,499,037	3,499,037
Other assets	2,799,240	2,706,185
Total assets	$153,150,993	$150,449,086

LIABILITIES AND EQUITY
Current liabilities
Accounts payable and other current liabilities	$5,852,174	$5,867,456
Dividends payable	1,162,094	1,158,967
Current portion of long term debt	1,677,938	1,647,493
Total current liabilities	8,692,206	8,673,916
Long term debt	4,774,092	5,205,167
Other liabilities	381,130	435,413
Total liabilities	13,847,428	14,314,496
Equity
Consolidated Water Co. Ltd. stockholders' equity
Redeemable preferred stock, $0.60 par value. Authorized 200,000 shares; issued and outstanding 29,761 and 30,265 shares, respectively	17,857	18,159
Class A common stock, $0.60 par value. Authorized 24,655,000 shares; issued and outstanding 14,633,602 and 14,593,011 shares, respectively	8,780,161	8,755,807
Class B common stock, $0.60 par value. Authorized 145,000 shares; none issued or outstanding	-	-
Additional paid-in capital	82,847,809	82,467,421
Retained earnings	45,608,030	42,965,179
Total Consolidated Water Co. Ltd. stockholders' equity	137,253,857	134,206,566
Non-controlling interests	2,049,708	1,928,024
Total equity	139,303,565	136,134,590
Total liabilities and equity	$153,150,993	$150,449,086

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONSOLIDATED WATER CO. LTD.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended March 31,
	2013	2012
Retail water revenues	$6,395,012	$6,566,129
Bulk water revenues	9,856,690	10,069,217
Services revenues	303,495	93,381
Total revenues	16,555,197	16,728,727
Cost of retail revenues	2,834,752	3,042,747
Cost of bulk revenues	7,187,413	7,655,453
Cost of services revenues	312,525	82,678
Total cost of revenues	10,334,690	10,780,878
Gross profit	6,220,507	5,947,849
General and administrative expenses	3,568,936	3,514,685
Income from operations	2,651,571	2,433,164

Other income (expense):
Interest income	180,088	215,430
Interest expense	(132,425)	(383,635)
Profit sharing income from OC-BVI	287,459	-
Equity in earnings of OC-BVI	787,861	56,938
Other income	89,133	111,135
Other income (expense), net	1,212,116	(132)
Net income	3,863,687	2,433,032
Income attributable to non-controlling interests	121,684	90,366
Net income attributable to Consolidated Water Co. Ltd. stockholders	$3,742,003	$2,342,666

Basic earnings per common share attributable to Consolidated Water Co. Ltd. common stockholders	$0.26	$0.16
Diluted earnings per common share attributable to Consolidated Water Co. Ltd. common stockholders	$0.26	$0.16
Dividends declared per common share	$0.075	$0.075
Weighted average number of common shares used in the determination of:
Basic earnings per share	14,598,096	14,569,883
Diluted earnings per share	14,635,334	14,596,480

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONSOLIDATED WATER CO. LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2013	2012
Net cash provided by (used in) operating activities	$3,177,771	$(2,063,882)

Cash flows from investing activities
Additions to property, plant and equipment and construction in progress	(1,129,191)	(963,784)
Distributions from OC-BVI	757,500	242,400
Collections of loans receivable	452,122	450,341
Payment for NSC option agreement	-	(300,000)
Net cash provided by (used in) investing activities	80,431	(571,043)

Cash flows from financing activities
Dividends paid	(1,096,025)	(1,093,734)
Issuance (repurchase) of redeemable preferred stock, net	(4,159)	(2,705)
Proceeds received from exercise of stock options	232,734	-
Principal repayments of long term debt	(421,508)	(8,897,334)
Net cash provided by (used in) financing activities	(1,288,958)	(9,993,773)

Net increase (decrease) in cash and cash equivalents	1,969,244	(12,628,698)
Cash and cash equivalents at beginning of period	33,892,655	37,624,179
Cash and cash equivalents at end of period	$35,861,899	$24,995,481

Interest paid in cash	$104,503	$286,922

Non-cash investing and financing activities
Issuance of 11,131 and 10,800, respectively, shares of common stock for services rendered	$82,369	$92,664
Dividends declared but not paid	$1,099,752	$1,095,119
Transfers from inventory to property, plant and equipment	$181,875	$139,507

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

The accompanying interim condensed consolidated financial statements are unaudited. These condensed consolidated financial statements reflect all adjustments (which are of a normal recurring nature) that, in the opinion of management, are necessary to fairly present the Company’s financial position, results of operations and cash flows as of and for the periods presented. The results of operations for these interim periods are not necessarily indicative of the operating results for future periods, including the fiscal year ending December 31, 2013.

These condensed consolidated financial statements and notes are presented in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) relating to interim financial statements and in conformity with accounting principles generally accepted in the United States of America (“US GAAP”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to SEC rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Certain amounts reported in the financial statements issued for prior periods have been reclassified herein to conform to the current period’s presentation. These reclassifications had no effect on consolidated net income.

3. Fair value measurements

As of March 31, 2013 and December 31, 2012, the carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and other liabilities and dividends payable approximate their fair values due to the short term maturities of these instruments. Management considers that the carrying amounts for loans receivable and long term debt as of March 31, 2013 and December 31, 2012 approximate their fair value.

Under US GAAP, fair value is defined as the exit price, or the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date. The US GAAP guidance for fair value also establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs market participants would use in valuing the asset or liability and are developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the factors market participants would use in valuing the asset or liability. The guidance establishes three levels of inputs that may be used to measure fair value:

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

The following table presents the Company’s fair value hierarchy for assets and liabilities measured at fair value as of March 31, 2013 and December 31, 2012:

	March 31, 2013
	Level 1	Level 2	Level 3	Total
Assets:
Recurring
Marketable securities	$8,572,723	$-	$-	$8,572,723

Nonrecurring
Investment in affiliate	$-	$-	$7,243,166	$7,243,166

	December 31, 2012
	Level 1	Level 2	Level 3	Total
Assets:
Recurring
Marketable securities	$8,570,338	$-	$-	$8,570,338

Nonrecurring
Investment in affiliate	$-	$-	$6,925,346	$6,925,346

A reconciliation of the beginning and ending balances for Level 3 investments for the year ended March 31, 2013:

Balance as of December 31, 2012	$6,925,346
Profit sharing and equity from earnings of OC-BVI	1,075,320
Distributions from OC-BVI	(757,500)
Balance as of March 31, 2013	$7,243,166

4. Segment information

The Company has three reportable segments: retail, bulk and services. The retail segment operates the water utility for the Seven Mile Beach and West Bay areas of Grand Cayman Island pursuant to an exclusive license granted by the Cayman Islands government. The bulk segment supplies potable water to government utilities in Grand Cayman, the Bahamas and Belize under long-term contracts. The services segment designs, constructs and sells desalination plants to third parties and provides desalination plant management and operating services to affiliated companies. Consistent with prior periods, we record all non-direct general and administrative expenses in our retail business segment and do not allocate any of these non-direct expenses to our other two business segments.

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

	Three Months Ended March 31, 2013
	Retail	Bulk	Services	Total
Revenues	$6,395,012	$9,856,690	$303,495	$16,555,197
Cost of revenues	2,834,752	7,187,413	312,525	10,334,690
Gross profit	3,560,260	2,669,277	(9,030)	6,220,507
General and administrative expenses	2,631,510	408,247	529,179	3,568,936
Income (loss) from operations	928,750	2,261,030	(538,209)	2,651,571
Other income (expense), net				1,212,116
Consolidated net income				3,863,687
Income attributable to non-controlling interests				121,684
Net income attributable to Consolidated Water Co. Ltd. stockholders				$3,742,003

Depreciation and amortization expense for the three months ended March 31, 2013 for the retail, bulk and services segments was $510,640, $764,516 and $73,181, respectively.

	As of March 31, 2013
	Retail	Bulk	Services	Total
Property plant and equipment, net	$23,856,857	$33,943,497	$629,138	$58,429,492
Construction in progress	$2,953,076	$229,575	$16,874	$3,199,525
Goodwill	$1,170,511	$2,328,526	$-	$3,499,037
Total assets	$64,711,831	$84,630,158	$3,809,004	$153,150,993

	Three Months Ended March 31, 2012
	Retail	Bulk	Services	Total
Revenues	$6,566,129	$10,069,217	$93,381	$16,728,727
Cost of revenues	3,042,747	7,655,453	82,678	10,780,878
Gross profit	3,523,382	2,413,764	10,703	5,947,849
General and administrative expenses	2,796,168	327,400	391,117	3,514,685
Income (loss) from operations	727,214	2,086,364	(380,414)	2,433,164
Other income (expense), net				(132)
Consolidated net income				2,433,032
Income attributable to non-controlling interests				90,366
Net income attributable to Consolidated Water Co. Ltd. stockholders				$2,342,666

Depreciation and amortization expense for the three months ended March 31, 2012 for the retail, bulk and services segments was $530,440, $1,268,925 and $60,779, respectively.

	As of December 31, 2012
	Retail	Bulk	Services	Total
Property plant of equipment, net	$24,021,301	$34,308,805	$663,300	$58,993,406
Construction in progress	$2,342,248	$270,552	$-	$2,612,800
Goodwill	$1,170,511	$2,328,526	$-	$3,499,037
Total assets	$63,649,696	$83,177,550	$3,621,840	$150,449,086

5. Earnings per share

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

The following summarizes information related to the computation of basic and diluted EPS for the three months ended March 31, 2013 and 2012.

	Three Months Ended March 31,
	2013	2012
Net income attributable to Consolidated Water Co. Ltd. common stockholders	$3,742,003	$2,342,666
Less: preferred stock dividends	(2,232)	(1,657)

Net income available to common shares in the determination of basic earnings per common share	$3,739,771	$2,341,009

Weighted average number of common shares in the determination of basic earnings per common share attributable to Consolidated Water Co. Ltd. common stockholders	14,598,096	14,569,883
Plus:
Weighted average number of preferred shares outstanding during the period	29,879	22,292
Potential dilutive effect of unexercised options	7,359	4,305
Weighted average number of shares used for determining diluted earnings per common share attributable to Consolidated Water Co. Ltd. common stockholders	14,635,334	14,596,480

6. Investment in OC-BVI

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

The Company’s equity investment in OC-BVI amounted to $7,243,166 and $6,925,346 as of March 31, 2013 and December 31, 2012, respectively.

Until 2009, substantially all of the water sold by OC-BVI to the Ministry was initially supplied under a Water Supply Agreement dated May 1990 (the “1990 Agreement”) and was produced by one desalination plant with a capacity of 1.7 million gallons per day located at Baughers Bay, Tortola (the “Baughers Bay plant”). As discussed later in this Note (see “Baughers Bay dispute”), the BVI government assumed the operating responsibilities for the Baughers Bay plant in March 2010. During 2007, OC-BVI completed, for a total cost of approximately $8 million, the construction of a desalination plant with a capacity of 720,000 gallons per day located at Bar Bay, Tortola (the “Bar Bay plant”). OC-BVI and the BVI government executed a definitive seven-year contract for the Bar Bay plant (the “Bar Bay Agreement”) on March 4, 2010. Under the terms of the Bar Bay Agreement, OC-BVI delivers up to 600,000 gallons of water per day to the BVI government from the Bar Bay plant. The Bar Bay Agreement includes a seven-year extension option exercisable by the BVI government and required OC-BVI to complete a storage reservoir on the BVI government site by no later than March 4, 2011. OC-BVI has not commenced construction of this storage reservoir due to the BVI government’s failure to pay (i) the invoices for the water provided by the Bar Bay plant on a timely basis; and (ii) the full amount ordered pursuant to a court ruling relating to the Baughers Bay dispute (see discussion that follows).

The Company provided OC-BVI with a $3 million loan to fund part of the construction costs for the Bar Bay plant. This loan was fully repaid in August 2011.

Summarized financial information of OC-BVI is presented as follows:

	March 31,	December 31,
	2013	2012
Current assets	$3,853,018	$3,033,939
Non-current assets	6,533,470	6,730,121
Total assets	$10,386,488	$9,764,060

	March 31,	December 31,
	2013	2012
Current liabilities	$845,415	$937,965
Non-current liabilities	1,912,995	1,743,077
Total liabilities	$2,758,410	$2,681,042

	Three Months Ended March 31,
	2013	2012
Revenues	$1,230,788	$1,034,909
Gross profit	$527,794	$283,741
Income from operations	$272,605	$90,461
Other income (expense), net (1)	$1,547,456	$52,173
Net income attributable to controlling interests	$1,809,926	$135,523

(1)	Includes income of $2,000,000 and $nil related to the Court award – Baughers Bay dispute, for the three months ended March 31, 2013 and 2012, respectively.

The Company recognized $787,861 and $56,938 in earnings from its equity investment in OC-BVI for the three months ended March 31, 2013 and 2012, respectively. The Company recognized $287,459 in profit sharing income from its profit sharing agreement with OC-BVI for the three months ended March 31, 2013 and no profit sharing income for the three months ended March 31, 2012.

For the three months ended March 31, 2013 and 2012, the Company recognized approximately $137,350 and $93,381, respectively, in revenues from its management services agreement with OC-BVI which is included in the services segment revenues. The Company’s recorded value of this management services agreement, which is reflected as an intangible asset on the Company’s condensed consolidated balance sheet, was approximately $392,000 and $428,000 as of March 31, 2013 and December 31, 2012, respectively. For the three months ended March 31, 2013, the Company generated revenues and gross profit of $120,735 and $32,475, respectively, from sales of consumables stock to OC-BVI.

Baughers Bay dispute

In 2006, the Government of the British Virgin Islands (the “BVI government”) asserted a purported right of ownership of the Baughers Bay plant operated by OC-BVI pursuant to the terms of the 1990 Agreement.

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

In 2007, the BVI government ceased honoring the terms of the 1990 Agreement by significantly reducing the amount and frequency of its payments to OC-BVI, and also filed a lawsuit with the Eastern Caribbean Supreme Court (the “Court”) seeking ownership of the Baughers Bay plant. OC-BVI counterclaimed to the Court that it was entitled to continued possession and operation of the Baughers Bay plant until the BVI government paid OC-BVI approximately $4.7 million, which OC-BVI believed represented the value of the Baughers Bay plant at its expanded production capacity. OC-BVI subsequently filed claims with the Court seeking payment for water sold and delivered to the BVI government through May 31, 2009 at the contract prices in effect before the BVI government asserted its purported right of ownership of the plant.

The Court issued its rulings with respect to this litigation in September 2009. The Court determined that (1) the BVI government was entitled to immediate ownership and possession of the Baughers Bay plant and dismissed OC-BVI’s claim for compensation of approximately $4.7 million for the expenditures made to expand the production capacity of the plant; (2) OC-BVI was entitled to full payment of water invoices issued up to December 20, 2007, which had been calculated under the terms of the original 1990 Agreement; and (3) OC-BVI was entitled to the amount of $10.4 million for water produced by OC-BVI from the Baughers Bay plant subsequent to December 20, 2007. The BVI government made a payment of $2.0 million to OC-BVI under the Court order during the fourth quarter of 2009, a second payment of $2.0 million under the Court order during 2010 and a third payment under the Court order of $1.0 million in 2011.

OC-BVI filed an appeal with the Eastern Caribbean Court of Appeals (the “Appellate Court”) in October 2009 asking the Appellate Court to review the Court’s ruling as it related to OC-BVI’s claim for compensation for expenditures made to expand the production capacity of the Baughers Bay plant. In October 2009, the BVI government also filed an appeal with the Appellate Court, requesting the Appellate Court to review the Court’s ruling and reduce the $10.4 million awarded by the Court for water produced by OC-BVI for the period subsequent to December 20, 2007 to an amount equal to the actual production cost of the water.

In March 2010, OC-BVI vacated the Baughers Bay plant and the BVI government assumed direct responsibility for the plant’s operations.

On June 30, 2012, the Appellate Court issued its final amended and corrected ruling with respect to the Baughers Bay litigation. This ruling dismissed the BVI government’s appeal against the previous judgment of the Court awarding $10.4 million for the water supplied, and also awarded OC-BVI compensation for improvements made to the plant in the amount equal to the difference between (i) the value of the Baughers Bay plant at the date OC-BVI transferred possession of the plant to the BVI government and (ii) $1.42 million (the purchase price for the Baughers Bay plant under the 1990 Agreement). OC-BVI was also awarded all of its court costs at the trial level and two-thirds of such costs incurred on appeal. Prior to the final ruling the BVI government had paid only $5.0 million of the original $10.4 million, and the remaining $5.4 million amount due had increased to approximately $6.7 million by the fourth quarter of 2012 due to the court costs awarded by the Appellate Court and the accrued interest due on the aggregate unpaid balance. The BVI government paid OC-BVI $4.7 million of this amount during the fourth quarter of 2012 and the remaining $2.0 million in January 2013. These amounts paid by the BVI government have been recognized in OC-BVI’s earnings in accordance with the cash basis of accounting.

7. Other affiliates

Mexico Affiliate

In May 2010, the Company acquired, through its wholly-owned Netherlands subsidiary, Consolidated Water Cooperatief, U.A., a 50% interest in N.S.C. Agua, S.A. de C.V., (“NSC”) a Mexican company, and has since acquired the voting rights for, and an option to purchase, an additional 25% interest in this company. NSC has been formed to pursue a project encompassing the construction, operation and minority ownership of a 100 million gallon per day seawater reverse osmosis desalination plant to be located in northern Baja California, Mexico and an accompanying pipeline to deliver water to the Mexican potable water infrastructure and the U.S. border.   The Company believes such a project can  be successful due to what the Company anticipates will be a growing need for a new potable water supply for the areas of northern Baja California, Mexico and Southern California, United States.  To complete this project, the Company has engaged two engineering groups with extensive regional and/or technical experience and has partnered with Doosan Heavy Industries and Construction (“DHIC”), a global leader in the engineering, procurement and construction of large seawater desalination plants.  Once completed, a subsidiary of the Company will operate the plant while the Company will retain a minority position in its ownership.  NSC is in the development stage, and is presently involved in (i) purchasing additional land on which to build the plant, (ii) seeking contracts for the electric power and feed water sources for the plant’s proposed operations, and (iii) conducting (under a Memorandum of Understanding with DHIC) an equipment piloting plant and water quality data collection program at the proposed feed water source.  In addition to completing these activities, NSC will be required to complete various other steps before it can commence construction of the plant and pipeline including, but not limited to, obtaining approvals and permits from various governmental agencies in Mexico and the United States, securing contracts with its proposed customers to sell water in sufficient quantities and at prices that make the project financially viable, and obtaining equity and debt financing for the project. NSC’s potential customers will also be required to obtain various governmental permits and approvals in order to purchase water from NSC.

For its 50% interest in NSC, the Company provided initial equity funding of $4.0 million for NSC’s development activities and has also provided all subsequent funding for NSC. Because the Company exercises effective financial control over NSC and its partners in NSC have not participated in NSC’s funding, the Company consolidates NSC’s results of operations. Included in the Company’s consolidated results of operations are general and administrative expenses from NSC, consisting of organizational, legal, accounting, engineering, consulting and other costs relating to NSC’s project development activities. Such NSC general and administrative expenses amounted to $479,307 and $341,327 for the three months ended March 31, 2013 and 2012, respectively, and totaled approximately $6.4 million for the three year period ended December 31, 2012. The assets and liabilities of NSC included in the Company’s consolidated balance sheet amounted to approximately $1,432,000 and $179,000, respectively, as of March 31, 2013 and approximately $1,452,000 and $116,000, respectively, as of December 31, 2012.

In February 2012, the Company acquired an option, exercisable through February 7, 2014, to purchase the shares of one of the other shareholders of NSC along with an immediate power of attorney to vote those shares. As a result, the Company has effective control of NSC until this option expires.

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

In August 2012, NSC and DHIC extended their Memorandum of Understanding for 18 months from August 19, 2012, pursuant to which DHIC installed and is operating an equipment piloting plant and collecting water quality data from the proposed feed water source site in Rosarito Beach, Baja California, Mexico. This amended Memorandum of Understanding requires that NSC negotiate exclusively with DHIC for the construction of the 100 million gallon per day seawater reverse osmosis desalination plant and further requires payment by NSC to DHIC of up to $500,000 as compensation for the operation and maintenance of the equipment piloting plant should NSC not award the engineering, procurement and construction contract for the project to DHIC.

In November 2012, NSC signed a letter of intent with Otay Water District in Southern California to deliver no less than 20 million and up to 40 million gallons of water per day from the plant to the Otay Water District at the border between Mexico and the United States.

NSC has entered into a 20 year lease, effective November 2012, with the Comisión Federal de Electricidad for approximately 5,000 square meters of land on which it plans to construct the water intake and outtake works for the plant. The amounts due on this lease are payable in Mexican pesos at an amount that is currently equivalent to approximately $20,000 per month. This lease is cancellable should NSC ultimately not proceed with the project.

The Company has determined that completing NSC’s development activities will require significantly more funding than has been expended to date and the Company may incur significant development expenses in the future for this project. The Company estimates that it will take at least through the second quarter of 2014 for NSC to complete all of the development activities (which include completing the site piloting plant activities, purchasing the land for the plant, securing feed water and power supplies, completing the engineering and feasibility studies, negotiating customer contracts, obtaining required regulatory permits and arranging the project financing) necessary to commence construction of the plant. However, NSC may ultimately be unable to complete all of the activities necessary to begin construction of the project.

8. Impact of recent accounting pronouncements

In July 2012, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2012-02, Intangibles - Goodwill and Other (Topic 350) - Testing Indefinite-Lived Intangible Assets for Impairment, which aims to simplify the impairment test for indefinite-lived intangible assets by permitting an entity the option to first assess qualitative factors to determine whether it is more likely than not (defined as having a likelihood of more than 50 percent) that an indefinite-lived intangible asset is impaired as a basis for determining whether the quantitative impairment test included in Accounting Standards Codification Subtopic 350-30, Intangibles—Goodwill and Other—General Intangibles Other than Goodwill must be performed. The amendment is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The Company currently has no indefinite-lived intangible assets other than goodwill reported on its consolidated balance sheet. The adoption of ASU 2012-02 did not have an impact on the Company’s consolidated financial statements.

In October 2012, the FASB issued ASU 2012-04, Technical Corrections and Improvements. The amendments in this update cover a wide range of Topics in the Accounting Standards Codification. These amendments include technical corrections and improvements to the Accounting Standards Codification and conforming amendments related to fair value measurements. The amendments in this update will be effective for fiscal periods beginning after December 15, 2012. The adoption of ASU 2012-04 did not have an impact on the Company’s consolidated financial statements.

In February 2013, the FASB issued ASU 2013-02, Other Comprehensive Income (Topic 220) - Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which requires an entity to provide information about the amounts reclassified out of Accumulated Other Comprehensive Income (“AOCI”) by component. In addition, an entity is required to present, either on the face of the financial statements or in the notes, significant amounts reclassified out of AOCI by the respective line items of net income, but only if the amount reclassified is required to be reclassified in its entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional details about those amounts. ASU 2013-02 does not change the current requirements for reporting net income or other comprehensive income in the financial statements. The adoption of ASU 2013-02 on January 1, 2013 did not have an impact on the Company’s consolidated financial statements.

9. Retail segment contingency

In the Cayman Islands, the Company provides water to retail customers under a license issued to Cayman Water in July 1990 by the Cayman Islands government that grants the Company the exclusive right to provide water to retail customers within its licensed service area. The Company’s service area is comprised of an area on Grand Cayman that includes the Seven Mile Beach and West Bay areas, two of the three most populated areas in the Cayman Islands. For the three months ended March 31, 2013 and 2012, the Company generated approximately 39% of its consolidated revenues and 56% and 54%, respectively, of its consolidated gross profits from the retail water operations conducted pursuant to its exclusive license. If Cayman Water is not in default of any terms of the license, the Company has a right of first refusal to renew the license on terms that are no less favorable than those that the government offers to any third party.

This license was set to expire on July 10, 2010; however, the Company and the Cayman Islands government have agreed in correspondence to extend the license several times in order to provide sufficient time to negotiate the terms of a new license agreement. The previous extension of the Company’s license expired March 30, 2013. The Company and the Water Authority-Cayman (“WAC”) have executed another extension of the license through September 30, 2013 that is pending the signature of the Governor of the Cayman Islands.

In February 2011, the Water Production and Supply Law, 2011 (which replaces the Water (Production and Supply) Law (1996 Revision) under which the Company is licensed) and the Water Authority (Amendment) Law, 2011 (collectively, the “New Laws”) were published and are now in full force and effect. Under the New Laws, the WAC would issue any new license which could include a rate of return on invested capital model described below.

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

In July 2012, in an effort to resolve several issues relating to the retail license renewal negotiations, the Company filed an Application for Leave to Apply for Judicial Review (the “Application”) with the Grand Court of the Cayman Islands (the “Grand Court”), stating that:  (i) certain provisions of the Water Authority Law, 2011 and the Water (Production and Supply) Law, 2011, appear to be incompatible, (ii) the WAC’s roles as the principal license negotiator, statutory regulator and the Company’s competitor put the WAC in a position of hopeless conflict,  and (iii) the WAC’s decision to replace the rate structure under the Company’s current exclusive license with RCAM was predetermined and unreasonable.

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

It is possible that the Cayman Islands government could offer a third party a license to service some or all of the Company’s present service area.  In such event, the Company may assume the license offered to the third party by exercising its right of first refusal.  However, the terms of any new license agreement may not be as favorable to the Company as the terms under which it is presently operating and could materially reduce the operating income and cash flows that the Company has historically generated from its retail license and could require the Company to record an impairment charge to reduce the $3,499,037 carrying value of its goodwill. Such impairment charge could have a material adverse impact on the Company’s results of operations.

The Company is presently unable to determine what impact the resolution of this matter will have on its financial condition, results of operations or cash flows.

10. Subsequent events

The Company’s management evaluated subsequent events through the time of the filing of this report on Form 10-Q. Other than as disclosed in Note 9, the Company’s management is not aware of any significant events that occurred subsequent to the balance sheet date but prior to the filing of this report that would have a material impact on its consolidated financial statements.

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

The forward-looking statements contained in this report are not guarantees of future performance and involve certain risks, uncertainties and assumptions which are difficult to predict. Actual outcomes and results may differ materially from what is expressed in such forward-looking statements. Important factors which may affect these actual outcomes and results include, without limitation:

•	tourism and weather conditions in the areas we serve;
•	the economies of the U.S., the areas, and the governments we serve;
•	our relationships with the governments we serve;
•	regulatory matters, including resolution of the negotiations for the renewal of our retail license on Grand Cayman;
•	our ability to successful enter new markets, including Mexico and Asia;

and other factors, including those “Risk Factors” set forth under Part II, Item 1A in this Quarterly Report and in our 2012 Annual Report on Form 10-K.

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

Unless otherwise indicated, references to “we,” “our,” “ours” and “us” refer to Consolidated Water Co. Ltd., its subsidiaries, and its consolidated affiliates.

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

Valuation of Investment in OC-BVI. We account for our investment in OC-BVI under the equity method of accounting for investments in common stock. This method requires recognition of a loss on an equity investment that is other than temporary, and indicates that a current fair value of an equity investment that is less than its carrying amount may indicate a loss in the value of the investment. OC-BVI’s dispute and resulting litigation with the BVI government relating to the Baughers Bay plant have resulted in a fair value of our investment in OC-BVI that was at one time less than our carrying value for this investment, as discussed in the paragraphs that follow.

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

The remaining carrying value of our investment in OC-BVI of $7.2 million as of March 31, 2013 assumes that the BVI government will honor its obligations under the Bar Bay plant water supply agreement. If the BVI government fails to honor the terms of this agreement, our future actual cash flows from OC-BVI could be materially less than our current expectations for its cash flows and we could be required to record an additional loss to reduce the carrying value of our investment in OC-BVI. Such impairment loss would reduce our earnings and could have a material adverse impact on our results of operations and financial condition.

Goodwill and intangible assets. Goodwill represents the excess cost over the fair value of the assets of an acquired business. Goodwill and intangible assets with an indefinite useful life that are acquired in a business combination are not amortized, but are tested for impairment at least annually. Intangible assets with estimable useful lives are amortized over their respective estimated useful lives to their estimated residual values and reviewed periodically for impairment. We evaluate the possible impairment of goodwill annually as part of our reporting process for the fourth quarter of each fiscal year. Management identifies our reporting units and determines the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units. We determine the fair value of each reporting unit and compare the fair value to the carrying amount of the reporting unit. If the carrying amount of the reporting unit exceeds the fair value of the reporting unit, we are required to perform the second step of the impairment test, as this is an indication that the reporting unit goodwill may be impaired. In this step, we compare the implied fair value of the reporting unit goodwill with the carrying amount of the reporting unit goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit to all the assets (recognized and unrecognized) and liabilities of the reporting unit in a manner similar to a purchase price allocation. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. If the implied fair value is less than its carrying amount, an impairment loss is recorded to reduce the carrying amount of the unit to such implied fair value.

For the years in the three-year period ended December 31, 2012, we estimated the fair value of our reporting units by applying the discounted cash flow method, the subject company stock price method, the guideline public company method, the mergers and acquisitions method and, on an exception basis and where necessary and appropriate, the net asset value method.

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

RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and accompanying notes included under Part I, Item 1 of this Quarterly Report and our consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for our fiscal year ended December 31, 2012 (“2012 Form 10-K”) and the information set forth under Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2012 Form 10-K.

Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012

Consolidated Results

Net income attributable to our common stockholders for the three months ended March 31, 2013 was $3,742,003 ($0.26 per share on a fully-diluted basis) as compared to $2,342,666 ($0.16 per share on a fully-diluted basis) for the three months ended March 31, 2012.

Total revenues for the three months ended March 31, 2013 decreased to $16,555,197 from the $16,728,727 in revenues generated for the three months ended March 31, 2012, due to revenue decreases for the retail and bulk segments. Gross profit for the three months ended March 31, 2013 was $6,220,507 or 38% of total revenues, as compared to $5,947,849, or 36% of total revenues, for the three months ended March 31, 2012 as gross profit for the retail and bulk segments increased while the gross profit for the services segment decreased. For further discussion of revenues and gross profit for the three months ended March 31, 2013, see the “Results by Segment” analysis that follows.

General and administrative (“G&A”) expenses on a consolidated basis remained relatively consistent at $3,568,936 and $3,514,685 for the three months ended March 31, 2013 and 2012, respectively. For 2013 as compared to 2012, employee costs were approximately $89,000 higher due to base salary increases, directors’ fees increased by approximately $51,000, and the project development expenses incurred by our Mexico affiliate, N.S.C. Agua, S.A. de C.V., (“NSC”) increased by approximately $138,000. Serving to partially offset these increases was a decrease for 2013 of approximately $149,000 in the expenses incurred for business development activities not related to NSC.

Interest income decreased to $180,088 for the three months ended March 31, 2013 from $215,430 for the three months ended March 31, 2012 as a result of lower interest earning balances.

Interest expense for the three months ended March 31, 2013 and 2012 was $132,425 and $383,635, respectively. The decrease in interest expense for 2013 reflects the repayment on March 31, 2012 of the remaining $8.5 million balance of CW-Bahamas’ Series A bonds payable, and the declining principal balance on our remaining bonds payable outstanding.

We recognized earnings and profit sharing on our investment in OC-BVI for the three months ended March 31, 2013 and 2012 of $1,075,320 and $56,938, respectively. The additional earnings and profit sharing we recognized in 2013 from this equity investment resulted from the payment by the British Virgin Islands government to OC-BVI in January 2013 of the remaining $2.0 million of the amount awarded to OC-BVI as a result of the resolution of the Baughers Bay litigation. See further discussion of this litigation at Note 6 of the Notes to Condensed Consolidated Financial Statements included at “ITEM 1. FINANCIAL STATEMENTS” of this Quarterly Report.

Results by Segment

Retail Segment:

The retail segment contributed $928,750 and $727,214 to our income from operations for the three months ended March 31, 2013 and 2012, respectively.

Revenues generated by our retail water operations were $6,395,012 and $6,566,129 for the three months ended March 31, 2013 and 2012, respectively. The decline in retail revenues from 2012 to 2013 resulted from a reduction of 5% in the total gallons of water sold.

Retail segment gross profit remained relatively consistent between the periods at $3,560,260 (56% of revenues) and $3,523,382 (54% of revenues) for the three months ended March 31, 2013 and 2012, respectively.

Consistent with prior periods, we record all non-direct G&A expenses in our retail business segment and do not allocate any of these non-direct costs to our other two business segments. Retail G&A expenses for the three months ended March 31, 2013 and 2012 were $2,631,510 and $2,796,168, respectively. Retail G&A expenses decreased from 2012 to 2013 primarily as a result of a reduction of approximately $149,000 in the expenses incurred for business development activities not related to NSC.

During the latter half of 2012, we commenced, through our newly formed 95% owned subsidiary, PT Consolidated Water Bali, the construction of a seawater reverse osmosis (“SWRO”) plant in Nusa Dua, one of the primary tourist areas of Bali, Indonesia. We believe the water demands of the tourist resorts in Nusa Dua will soon exceed the water supplies that can be provided to the area by the local public water utility, and that other areas of Bali will also eventually experience fresh water shortages. However, as SWRO has not been employed to any meaningful extent in Bali, we have concluded that to obtain customers in Bali we must first demonstrate the viability of SWRO as well as our capabilities and expertise. Consequently, we have elected to construct this plant before obtaining contracts for its full production. We believe sufficient demand exists in Nusa Dua to enable us to sell 100% of the plant’s capacity, although we cannot assure that we will be able to do so. The initial capital investment for this plant is estimated at approximately $4.2 million, which will fund production capacity of approximately 500,000 gallons per day. As of March 31, 2013 and December 31, 2012 we had expended approximately $2.4 million and $1.9 million, respectively, in construction costs for this plant. In late April 2013, we commissioned an initial 250,000 gallons per day of production capacity for this plant and began delivering water to a resort customer.

Bulk Segment:

The bulk segment contributed $2,261,030 and $2,086,364 to our income from operations for the three months ended March 31, 2013 and 2012, respectively.

Bulk segment revenues were $9,856,690 and $10,069,217 for the three months ended March 31, 2013 and 2012, respectively. This decrease in bulk revenues from 2012 to 2013 of approximately $213,000 resulted from a 6% reduction in the total of gallons of water sold. This reduction in gallons sold is due in part to the January 2013 expiration of our operating agreement with the Water Authority-Cayman (“WAC”) for their Lower Valley plant.

Bulk segment gross profit remained relatively consistent between the periods at $2,669,277 (27% of revenues) and $2,413,764 (24% of revenues) for the three months ended March 31, 2013 and 2012, respectively.

Bulk segment G&A expenses were $408,247 and $327,400 for the three months ended March 31, 2013 and 2012, respectively. The increase for 2013 reflects a $59,000 increase in business license fees arising from CW-Bahamas’ higher revenues and $44,000 in incremental employee costs for CW-Bahamas’ operations.

We estimate CW-Bahamas will supply the aggregate amount of water contracted by the Water and Sewerage Corporation of the Bahamas (“WSC”) under the water supply agreement for CW-Bahamas’ Windsor plant in June 2013, at which time such agreement will expire if not renewed by the WSC. See further discussion at “Material Commitments, Expenditures and Contingencies.”

Services Segment:

The services segment incurred losses from operations of ($538,209) and ($380,414) for the three months ended March 31, 2013 and 2012, respectively. We expect our services segment to continue to incur losses from operations while we continue to fund the project development activities of NSC and/or until such time as we obtain significant new management services or plant construction contracts with external customers.

Services segment revenues were $303,495 and $93,381 for the three months ended March 31, 2013 and 2012, respectively. Services revenues increased from 2012 to 2013 due to an increase in the management fees earned from OC-BVI and sales of consumables stock to OC-BVI.

Our services segment generated a negative gross profit of ($9,030) for the three months ended March 31, 2013 as compared to a gross profit of $10,703 for the three months ended March 31, 2012. The reduction in gross profit for 2013 reflects higher engineering expenses and greater employee costs.

G&A expenses for the services segment were $529,179 and $391,117 for the three months ended March 31, 2013 and 2012, respectively. The increase in G&A expenses for 2013 as compared to 2012 is attributable to an increase of approximately $138,000 in expenses related to the project development activities of our consolidated Mexico affiliate, NSC.

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

Net cash of approximately $26.2 million was provided by our operating activities over our last three fiscal years and net cash of approximately $3.2 million was provided by our operating activities during the three months ended March 31, 2013. As of March 31, 2013, we had cash balances totaling approximately $35.9 million and working capital of approximately $55.4 million. We believe our cash on hand and cash to be generated from operations will be sufficient to meet our liquidity requirements for the remainder of 2013, which include approximately $2.1 million in principal and interest payments on debt, budgeted capital expenditures for our existing operations of approximately $3.4 million, estimated capital expenditures to complete our plant in Bali, Indonesia of approximately $1.8 million, and projected expenditures of approximately $7.8 million for the project development activities of our Mexico affiliate, NSC. Our liquidity requirements for the remainder of 2013 may also include quarterly dividends, if such dividends are declared by our Board. Our dividend payments amounted to approximately $4.4 million for the year ended December 31, 2012 and $1.1 million for the three months ended March 31, 2013.

We may be required to seek new financing should we obtain any major new projects or plant expansions. We believe we have a sufficient credit standing and adequate funding sources to obtain additional financing.

While we are not presently aware of anything that would lead us to believe that we will not have sufficient liquidity to meet our needs for 2013 and thereafter, we expect our available cash and working capital to decline over the remainder of 2013 from their March 31, 2013 balances if we continue, as we presently anticipate, to fund the project development activities of NSC and CW-Bali.

Cash Flows for the Three Months Ended March 31, 2013

Our cash and cash equivalents increased from approximately $33.9 million as of December 31, 2012 to approximately $35.9 million as of March 31, 2013.

Cash Flows from Operating Activities

Operating activities provided approximately $3.2 million in net cash for the three months ended March 31, 2013. This cash used reflects net income generated for the period as adjusted for various items included in the determination of net income that do not affect cash flows during the period and changes in the other components of working capital.

Cash Flows from Investing Activities

Our investing activities provided approximately $80,000 in net cash during the three months ended March 31, 2013. We used approximately $1.1 million for property, plant and equipment and construction in progress additions. We collected approximately $452,000 on our loans receivable and received $757,500 from our investment in OC-BVI.

Cash Flows from Financing Activities

Our financing activities used approximately $1.3 million in net cash during the three months ended March 31, 2013, which included approximately $1.1 million in dividends and $422,000 in scheduled debt repayments on our 5.95% secured bonds. This was offset by the receipt of approximately $233,000 from the exercise of stock options.

Material Commitments, Expenditures and Contingencies

Renewal of Retail License

In the Cayman Islands, we provide water to retail customers under a license issued to us in July 1990 by the Cayman Islands government that grants us the exclusive right to provide water to retail customers within our licensed service area. Our service area is comprised of an area on Grand Cayman that includes the Seven Mile Beach and West Bay areas, two of the three most populated areas in the Cayman Islands. For the three months ended March 31, 2013 and 2012, we generated approximately 39% of our consolidated revenues and 56% and 54%, respectively, of our consolidated gross profits from the retail water operations conducted pursuant to our exclusive license. If we are not in default of any terms of the license, we have a right of first refusal to renew the license on terms that are no less favorable than those that the government offers to any third party.

This license was set to expire on July 10, 2010; however, we and the Cayman Islands government have agreed in correspondence to extend the license several times in order to provide sufficient time to negotiate the terms of a new license agreement. The most recent extension of our license expired March 30, 2013. We have executed another extension of the license with the WAC through September 30, 2013 that is pending the signature of the Governor of the Cayman Islands.

In February 2011, the Water Production and Supply Law, 2011 (which replaces the Water (Production and Supply) Law (1996 Revision) under which the Company is licensed) and the Water Authority (Amendment) Law, 2011 (collectively, the “New Laws”) were published and are now in full force and effect. Under the New Laws, the WAC would issue any new license which could include a rate of return on invested capital model described below.

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

It is possible that the Cayman Islands government could offer a third party a license to service some or all of our present service area.  In such event, we may assume the license offered to the third party by exercising our right of first refusal. However, the terms of any new license agreement may not be as favorable to us as the terms under which we are presently operating and could materially reduce the operating income and cash flows that we have historically generated from our retail license and could require us to record an impairment loss to reduce the $3,499,037 carrying value of our goodwill. Such impairment loss could be material to our results of operations.

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

Mexico Affiliate

In May 2010, we acquired, through our wholly-owned Netherlands subsidiary, Consolidated Water Cooperatief, U.A., a 50% interest in N.S.C. Agua, S.A. de C.V., (“NSC”) a Mexican company, and have since acquired the voting rights for, and an option to purchase, an additional 25% interest in this company.  NSC has been formed to pursue a project encompassing the construction, operation, and minority ownership of a 100 million gallon per day seawater reverse osmosis desalination plant to be located in northern Baja California, Mexico and an accompanying pipeline to deliver water to the Mexican potable water infrastrucure and the U.S. border. We believe such a project can  be successful due to what we anticipate will be a growing need for a new potable water supply for the areas of northern Baja California, Mexico and Southern California, United States. To complete this project, we have engaged two engineering groups with extensive regional and/or technical experience and have partnered with Doosan Heavy Industries and Construction (“DHIC”), a global leader in the engineering, procurement and construction of large seawater desalination plants. Once completed, one of our subsidiaries will operate the plant and we will retain a minority position in its ownership. NSC is in the development stage, and is presently involved in (i) purchasing additional land on which to build the plant, (ii) seeking contracts for the electric power and feed water sources for the plant’s proposed operations, and (iii) conducting (under a Memorandum of Understanding with DHIC) an equipment piloting plant and water quality data collection program at the proposed feed water source.  In addition to completing these activities, NSC will be required to complete various other steps before it can commence construction of the plant and pipeline including, but not limited to, obtaining approvals and permits from various governmental agencies in Mexico and the United States, securing contracts with its proposed customers to sell water in sufficient quantities and at prices that make the project financially viable, and obtaining equity and debt financing for the project. NSC’s potential customers will also be required to obtain various governmental permits and approvals in order to purchase water from NSC.

For our 50% interest in NSC, we provided initial equity funding of $4.0 million for NSC’s development activities and have also provided all subsequent funding for NSC. Because we exercise effective financial control over NSC and our partners in NSC have not participated in NSC’s funding, we consolidate NSC’s results of operations. Included in our consolidated results of operations are general and administrative expenses from NSC, consisting of organizational, legal, accounting, engineering, consulting and other costs relating to NSC’s project development activities. Such NSC general and administrative expenses amounted to $479,307 and $341,327 for the three months ended March 31, 2013 and 2012, respectively, and totaled approximately $6.4 million for the three year period ended December 31, 2012. The assets and liabilities of NSC included in our condensed consolidated balance sheet amounted to approximately $1,432,000 and $179,000, respectively, as of March 31, 2013 and approximately $1,452,000 and $116,000, respectively, as of December 31, 2012.

In February 2012, we acquired an option, exercisable through February 7, 2014, to purchase the shares of one of the other shareholders of NSC along with an immediate power of attorney to vote those shares. As a result, we have effective control of NSC until this option expires.

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

In August 2012, NSC and DHIC extended their Memorandum of Understanding for 18 months from August 19, 2012, pursuant to which DHIC installed and is operating an equipment piloting plant and collecting water quality data from the proposed feed water source site in Rosarito Beach, Baja California, Mexico. This amended Memorandum of Understanding requires that NSC negotiate exclusively with DHIC for the construction of the 100 million gallon per day seawater reverse osmosis desalination plant and further requires payment by NSC to DHIC of up to $500,000 as compensation for the operation and maintenance of the equipment piloting plant should NSC not award the engineering, procurement and construction contract for the project to DHIC.

In November 2012, NSC signed a letter of intent with Otay Water District in Southern California to deliver no less than 20 million and up to 40 million gallons of water per day from the plant to the Otay Water District at the border between Mexico and the United States.

NSC has entered into a 20 year lease, effective November 2012, with the Comisión Federal de Electricidad for approximately 5,000 square meters of land on which it plans to construct the water intake and outtake works for the plant. The amounts due on this lease are payable in Mexican pesos at an amount that is currently equivalent to approximately $20,000 per month. This lease is cancellable should NSC ultimately not proceed with the project.

We estimate that it will take at least through the second quarter of 2014 for NSC to complete all of the development activities (which include completing the site piloting plant activities, purchasing the land for the plant, securing feed water and power supplies, completing the engineering and feasibility studies, negotiating customer contracts, obtaining required regulatory permits and arranging the project financing) necessary to commence construction of the plant. During the remainder of 2013, we expect to incur an additional $5.6 million in expenses for these project development activities and to pay an additional $2.2 million in deposits for the parcels of land for the project. We expect to incur additional development expenses for this project in 2014. However, NSC may ultimately be unable to complete all of the activities necessary to begin construction of the project.

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

Windsor Plant Water Supply Agreement

Our subsidiary CW-Bahamas provides bulk water to the Water and Sewerage Corporation of The Bahamas (“WSC”), which distributes the water through its own pipeline system to residential, commercial and tourist properties on the Island of New Providence. Pursuant to a water supply agreement, we are required to provide the WSC with at least 16.8 million gallons per week of potable water from our Windsor plant, and the WSC has contracted to purchase at least that amount from us on a take-or-pay basis. This water supply agreement will expire the date we deliver the total amount of water required under the agreement, which we estimate will occur in June 2013. At the conclusion of the agreement, the WSC has the option to (i) extend the agreement for an additional five years at a rate to be negotiated; (ii) exercise a right of first refusal to purchase any materials, equipment and facilities that CW-Bahamas intends to remove from the site at a purchase price to be negotiated; or (iii) require CW-Bahamas to remove all materials, equipment and facilities from the site. We have submitted a proposal to the WSC to extend the Windsor water supply agreement for five years and are awaiting their reply. Representatives of the WSC have indicated in the local press that they are evaluating alternatives to the extension of our water supply agreement. We are presently unable to determine if CW-Bahamas’ water supply agreement for its Windsor plant will be extended or, if extended, on what terms. We generated approximately $1.8 million and approximately $7.5 million in revenues from the operation of this plant during the three months ended March 31, 2013 and the year ended December 31, 2012, respectively.

Dividends

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our exposure to market risk from December 31, 2012 to the end of the period covered by this report.

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

PART II — OTHER INFORMATION

ITEM 1A. RISK FACTORS

Our business faces significant risks. These risks include those disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 as supplemented by the additional risk factors included below. If any of the events or circumstances described in the referenced risks actually occurs, our business, financial condition or results of operations could be materially adversely affected and such events or circumstances could cause our actual results to differ materially from the results contemplated by the forward-looking statements contained in this report. These risks should be read in conjunction with the other information set forth in this Quarterly Report as well as in our Annual Report on Form 10-K for the year ended December 31, 2012 and in our other periodic reports on Form 10-Q and Form 8-K.

Our exclusive license to provide water to retail customers in the Cayman Islands may not be renewed in the future.

In the Cayman Islands, we provide water to retail customers under a license issued to us in July 1990 by the Cayman Islands government that grants us the exclusive right to provide water to retail customers within our licensed service area. Our service area is comprised of an area on Grand Cayman that includes the Seven Mile Beach and West Bay areas, two of the three most populated areas in the Cayman Islands. For the three months ended March 31, 2013 and 2012, we generated approximately 39% of our consolidated revenues and 56% and 54%, respectively, of our consolidated gross profits from the retail water operations conducted pursuant to our exclusive license. For the year ended December 31, 2012, we generated approximately 37% of our consolidated revenues and 52% of our consolidated gross profits from the retail water operations conducted pursuant to our exclusive license.   If we are not in default of any terms of the license, we have a right of first refusal to renew the license on terms that are no less favorable than those that the government offers to any third party.

This license was set to expire on July 10, 2010; however, we and the Cayman Islands government have extended the license several times in order to provide sufficient time to negotiate the terms of a new license agreement. The most recent extension of our license expired March 30, 2013. We have executed another extension of the license with the Water Authority-Cayman (“WAC”) through September 30, 2013 that is pending the signature of the Governor of the Cayman Islands.

In February 2011, the Water Production and Supply Law, 2011 (which replaces the Water (Production and Supply) Law (1996 Revision) under which the Company is licensed) and the Water Authority (Amendment) Law, 2011 (collectively, the “New Laws”) were published and are now in full force and effect. Under the New Laws, the WAC would issue any new license which could include a rate of return on invested capital model described below.

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

The Cayman Islands government could offer a third party a license to service some or all of our present service area. In such event, we may assume the license offered to the third party by exercising our right of first refusal.  However, the terms of any new license agreement may not be as favorable to us as the terms under which we are presently operating and could materially reduce the operating income and cash flows that we have historically generated from our retail license and could require us to record an impairment loss to reduce the $3,499,037 carrying value of our goodwill. Such impairment loss could be material to our results of operations.

We have spent approximately $8.1 million to fund the development costs for a possible project in Mexico and expect to expend significant additional funds in 2013 and 2014 to continue to pursue this project.  However, we may not be successful in completing this project.

In May 2010, we acquired, through our wholly-owned Netherlands subsidiary, Consolidated Water Cooperatief, U.A., a 50% interest in N.S.C. Agua, S.A. de C.V., (“NSC”) a Mexican company, and have since acquired the voting rights for, and an option to purchase, an additional 25% interest in this company. NSC has been formed to pursue a project encompassing the construction, operation and minority ownership of a 100 million gallon per day seawater reverse osmosis desalination plant to be located in northern Baja California, Mexico and an accompanying pipeline to deliver water to the Mexican potable water infrastructure and the U.S. border. We believe such a project can be successful due to what we anticipate will be a growing need for a new potable water supply for the areas of northern Baja California, Mexico and Southern California, United States. To complete this project, we have engaged two engineering groups with extensive regional and/or technical experience and have partnered with Doosan Heavy Industries and Construction (“DHIC”), a global leader in the engineering, procurement and construction of large seawater desalination plants. Once completed, one of our subsidiaries will operate the plant and we will retain a minority position in its ownership. NSC is in the development stage, and is presently involved in (i) purchasing additional land on which to build the plant, (ii) seeking contracts for the electric power and feed water sources for the plant’s proposed operations, and (iii) conducting (under a Memorandum of Understanding with DHIC) an equipment piloting plant and water quality data collection program at the proposed feed water source. In addition to completing these activities, NSC will be required to complete various other steps before it can commence construction of the plant and pipeline including, but not limited to, obtaining approvals and permits from various governmental agencies in Mexico and the United States, securing contracts with its proposed customers to sell water in sufficient quantities and at prices that make the project financially viable, and obtaining equity and debt financing for the project. NSC’s potential customers will also be required to obtain various governmental permits and approvals in order to purchase water from NSC.

For our 50% interest in NSC, we provided initial equity funding of $4.0 million for NSC’s development activities and have also provided all subsequent funding for NSC. Because we exercise effective financial control over NSC and our partners in NSC have not participated in NSC’s funding, we consolidate NSC’s results of operations. Included in our consolidated results of operations are general and administrative expenses from NSC, consisting of organizational, legal, accounting, engineering, consulting and other costs relating to NSC’s project development activities. Such NSC general and administrative expenses amounted to $479,000 and $341,000 for the three months ended March 31, 2013 and 2012, respectively, and totaled approximately $6.4 million for the three year period ended December 31, 2012. The assets and liabilities of NSC included in our consolidated balance sheet amounted to approximately $1,432,000 and $179,000, respectively, as of March 31, 2013 and approximately $1,452,000 and $116,000, respectively, as of December 31, 2012.

In February 2012, we acquired an option, exercisable through February 7, 2014, to purchase the shares of one of the other shareholders of NSC along with an immediate power of attorney to vote those shares. As a result, we have effective control of NSC until this option expires.

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

In August 2012, NSC and DHIC extended their Memorandum of Understanding for 18 months from August 19, 2012, pursuant to which DHIC installed and is operating an equipment piloting plant and collecting water quality data from the proposed feed water source site in Rosarito Beach, Baja California, Mexico. This amended Memorandum of Understanding requires that NSC negotiate exclusively with DHIC for the construction of the 100 million gallon per day seawater reverse osmosis desalination plant and further requires payment by NSC to DHIC of up to $500,000 as compensation for the operation and maintenance of the equipment piloting plant should NSC not award the engineering, procurement and construction contract for the project to DHIC.

We estimate that it will take at least through the second quarter of 2014 for NSC to complete all of the development activities (which include completing the site piloting plant activities, purchasing the land for the plant, securing feed water and power supplies, completing the engineering and feasibility studies, negotiating customer contracts, obtaining required regulatory permits and arranging the project financing) necessary to commence construction of the plant. During the remainder of 2013, we expect to incur an additional $5.6 million in expenses for these project development activities and to pay an additional $2.2 million in deposits for the parcels of land for the project. We expect to incur additional development expenses for this project in 2014. However, NSC may ultimately be unable to complete all of the activities necessary to begin construction of the project.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 20, 2013, we issued 11,131 common shares to one of our executive officers as part of his 2012 compensation pursuant to the terms of his executive employment agreement. The issuance of the shares was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, as a transaction not involving a public offering.

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

Date: May 10, 2013

