Form 10-Q
period 2013-06-30
CONSOLIDATED WATER CO LTD
filed 2013-08-09
CIK 928340

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

As of August 5, 2013, 14,642,472 shares of the registrant’s common stock, with US$0.60 par value, were outstanding.

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

Consolidated Water Co. Ltd.’s Netherlands subsidiary conducts business in US$ and euros, its Indonesian subsidiary conducts business in US$ dollars and Indonesian rupiahs, and its Mexico affiliate conducts business in US$ and Mexican pesos. The exchange rates for conversion of euros, rupiahs and pesos into US$ vary based upon market conditions.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED WATER CO. LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2013	2012
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$34,855,601	$33,892,655
Marketable securities	8,575,899	8,570,338
Accounts receivable, net	14,450,906	12,516,466
Inventory	1,590,684	1,757,601
Prepaid expenses and other current assets	3,241,097	2,709,185
Current portion of loans receivable	1,782,992	1,812,532
Total current assets	64,497,179	61,258,777

Property, plant and equipment, net	57,581,143	58,993,406
Construction in progress	3,603,878	2,612,800
Inventory, non-current	3,963,258	3,970,241
Loans receivable	8,159,288	9,028,279
Investment in OC-BVI	6,854,775	6,925,346
Intangible assets, net	1,275,556	1,455,015
Goodwill	3,499,037	3,499,037
Investment in land	12,025,566	-
Other assets	2,829,583	2,706,185
Total assets	$164,289,263	$150,449,086

LIABILITIES AND EQUITY
Current liabilities
Accounts payable and other current liabilities	$5,291,529	$5,867,456
Dividends payable	1,163,728	1,158,967
Current portion of long term debt	1,708,946	1,647,493
Land purchase obligation	10,050,000	-
Total current liabilities	18,214,203	8,673,916
Long term debt	4,335,050	5,205,167
Other liabilities	350,551	435,413
Total liabilities	22,899,804	14,314,496
Equity
Consolidated Water Co. Ltd. stockholders' equity
Redeemable preferred stock, $0.60 par value. Authorized 200,000 shares;
issued and outstanding 39,941 and 30,265 shares, respectively	23,965	18,159
Class A common stock, $0.60 par value. Authorized 24,655,000 shares;
issued and outstanding 14,642,472 and 14,593,011 shares, respectively	8,785,483	8,755,807
Class B common stock, $0.60 par value. Authorized 145,000 shares;
none issued or outstanding	-	-
Additional paid-in capital	83,007,617	82,467,421
Retained earnings	47,361,298	42,965,179
Total Consolidated Water Co. Ltd. stockholders' equity	139,178,363	134,206,566
Non-controlling interests	2,211,096	1,928,024
Total equity	141,389,459	136,134,590
Total liabilities and equity	$164,289,263	$150,449,086

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONSOLIDATED WATER CO. LTD.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Retail water revenues	$6,179,597	$5,869,254	$12,574,609	$12,435,382
Bulk water revenues	10,162,572	10,212,669	20,019,262	20,281,886
Services revenues	227,211	148,856	530,706	242,238
Total revenues	16,569,380	16,230,779	33,124,577	32,959,506

Cost of retail revenues	2,870,175	2,885,657	5,704,927	5,928,405
Cost of bulk revenues	7,047,346	7,868,487	14,234,759	15,523,939
Cost of services revenues	254,338	71,225	566,863	153,903
Total cost of revenues	10,171,859	10,825,369	20,506,549	21,606,247
Gross profit	6,397,521	5,405,410	12,618,028	11,353,259
General and administrative expenses	3,594,762	3,442,283	7,163,698	6,956,968
Income from operations	2,802,759	1,963,127	5,454,330	4,396,291

Other income (expense):
Interest income	169,796	235,460	349,884	450,890
Interest expense	(124,845)	(206,815)	(257,270)	(590,450)
Profit sharing income from OC-BVI	27,652	-	315,111	-
Equity in earnings of OC-BVI	76,332	44,823	864,193	101,761
Other income	63,544	44,032	152,677	155,167
Other income, net	212,479	117,500	1,424,595	117,368
Net income	3,015,238	2,080,627	6,878,925	4,513,659
Income attributable to non-controlling interests	161,388	123,135	283,072	213,501
Net income attributable to Consolidated Water Co. Ltd. stockholders	$2,853,850	$1,957,492	$6,595,853	$4,300,158

Basic earnings per common share attributable to Consolidated Water Co. Ltd. common stockholders	$0.19	$0.13	$0.45	$0.29
Diluted earnings per common share attributable to Consolidated Water Co. Ltd. common stockholders	$0.19	$0.13	$0.45	$0.29
Dividends declared per common share	$0.075	$0.075	$0.15	$0.15

Weighted average number of common shares used in the determination of:
Basic earnings per share	14,636,916	14,579,496	14,617,613	14,574,689
Diluted earnings per share	14,684,515	14,603,852	14,659,593	14,598,054

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONSOLIDATED WATER CO. LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2013	2012
Net cash provided by (used in) operating activities	5,448,496	5,097,981

Cash flows from investing activities
Additions to property, plant and equipment and construction in progress	(1,918,541)	(1,629,001)
Proceeds from sale of equipment	5,760	-
Distribution of earnings from OC-BVI	1,249,875	507,525
Collections on loans receivable	898,531	820,430
Payment for investment in land	(1,975,566)	-
Payment for NSC option agreement	-	(300,000)
Release of (restriction) on cash balances for non-revolving credit facility	-	7,500,000
Net cash provided by (used in) investing activities	(1,739,941)	6,898,954

Cash flows from financing activities
Dividends paid	(2,194,972)	(2,187,897)
Issuance (repurchase) of redeemable preferred stock, net	(4,159)	(1,729)
Proceeds received from exercise of stock options	302,807	-
Principal repayments of long term debt	(849,285)	(9,300,578)
(Principal repayment) borrowing under non-revolving credit facility	-	(7,500,000)
Net cash provided by (used in) financing activities	(2,745,609)	(18,990,204)

Net increase (decrease) in cash and cash equivalents	962,946	(6,993,269)
Cash and cash equivalents at beginning of period	33,892,655	37,624,179
Cash and cash equivalents at end of period	$34,855,601	$30,630,910

Interest paid in cash	$202,734	$442,594

Non-cash investing and financing activities
Issuance of 10,180 and 10,033, respectively, of redeemable preferred stock for services rendered	$110,249	$77,856
Issuance of 11,131 and 10,800, respectively, of common stock for services rendered	$82,369	$92,664
Dividends declared but not paid	$1,101,181	$1,095,883
Obligation incurred for investment in land	$10,050,000	$-
Transfers from inventory to property, plant and equipment	$181,875	$139,507

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONSOLIDATED WATER CO. LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. Principal activity

Consolidated Water Co. Ltd., and its subsidiaries (collectively, the “Company”) use reverse osmosis technology to produce potable water from seawater. The Company processes and supplies water to its customers in the Cayman Islands, Belize and the Bahamas. The Company sells water to a variety of customers, including public utilities, commercial and tourist properties, residential properties and government utilities. The base prices of water supplied by the Company, and adjustments thereto, are determined by the terms of the Company’s retail license and its bulk water supply contracts, which provide for adjustments based upon the movement in the government price indices specified in the license and contracts, as well as monthly adjustments for changes in the cost of energy. The Company also provides engineering, design and construction services for water plants, and manages and operates water plants owned by others.

2. Basis of presentation

The accompanying condensed consolidated financial statements include the accounts of the Company’s (i) wholly-owned subsidiaries, Aquilex, Inc., Cayman Water Company Limited (“Cayman Water”), Consolidated Water (Asia) Pte. Ltd. (“CW-Asia”), Consolidated Water (Belize) Limited (“CW-Belize”), Ocean Conversion (Cayman) Limited (“OC-Cayman”), DesalCo Limited (“DesalCo”), Consolidated Water Cooperatief, U.A. (“CW-Coop”); and (ii) majority-owned subsidiaries Consolidated Water (Bahamas) Ltd. (“CW-Bahamas”), N.S.C. Agua, S.A. de C.V. (“NSC”) and PT Consolidated Water Bali (“CW-Bali”). The Company’s investment in its affiliate, Ocean Conversion (BVI) Ltd. (“OC-BVI”), is accounted for using the equity method of accounting. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Certain amounts reported in the financial statements issued in prior periods have been reclassified herein to conform to the current period’s presentation. These reclassifications had no effect on consolidated net income.

3. Fair value measurements

As of June 30, 2013 and December 31, 2012, the carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and other liabilities and dividends payable approximate their fair values due to the short term maturities of these instruments. Management considers that the carrying amounts for loans receivable and long term debt as of June 30, 2013 and December 31, 2012 approximate their fair value.

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

The following table presents the Company’s fair value hierarchy for assets and liabilities measured at fair value as of June 30, 2013 and December 31, 2012:

	June 30, 2013
	Level 1	Level 2	Level 3	Total
Assets:
Recurring
Marketable securities	$8,575,899	$-	$-	$8,575,899

Nonrecurring
Investment in affiliate	$-	$-	$6,854,775	$6,854,775

	December 31, 2012
	Level 1	Level 2	Level 3	Total
Assets:
Recurring
Marketable securities	$8,570,338	$-	$-	$8,570,338

Nonrecurring
Investment in affiliate	$-	$-	$6,925,346	$6,925,346

A reconciliation of the beginning and ending balances for Level 3 investments for the six months ended June 30, 2013:

Balance as of December 31, 2012	$6,925,346
Profit sharing and equity from earnings of OC-BVI	1,179,304
Distributions from OC-BVI	(1,249,875)
Balance as of June 30, 2013	$6,854,775

4. Segment information

The Company has three reportable segments: retail, bulk and services. The retail segment operates the water utility for the Seven Mile Beach and West Bay areas of Grand Cayman Island pursuant to an exclusive license granted by the Cayman Islands government. The bulk segment supplies potable water to government utilities in Grand Cayman, the Bahamas and Belize under long-term contracts. The services segment designs, constructs and sells desalination plants to third parties and provides desalination plant management and operating services to affiliated companies. Consistent with prior periods, we record all non-direct general and administrative expenses in our retail segment and do not allocate any of these non-direct expenses to our other two segments.

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

	Three Months Ended June 30, 2013
	Retail	Bulk	Services	Total
Revenues	$6,179,597	$10,162,572	$227,211	$16,569,380
Cost of revenues	2,870,175	7,047,346	254,338	10,171,859
Gross profit	3,309,422	3,115,226	(27,127)	6,397,521
General and administrative expenses	2,679,249	354,961	560,552	3,594,762
Income (loss) from operations	630,173	2,760,265	(587,679)	2,802,759
Other income, net				212,479
Consolidated net income				3,015,238
Income attributable to non-controlling interests				161,388
Net income attributable to Consolidated Water Co. Ltd. stockholders				$2,853,850

Depreciation and amortization expenses for the three months ended June 30, 2013 for the retail, bulk and services segments were $508,259, $767,609 and $73,181, respectively.

	Six Months Ended June 30, 2013
	Retail	Bulk	Services	Total
Revenues	$12,574,609	$20,019,262	$530,706	$33,124,577
Cost of revenues	5,704,927	14,234,759	566,863	20,506,549
Gross profit	6,869,682	5,784,503	(36,157)	12,618,028
General and administrative expenses	5,310,759	763,208	1,089,731	7,163,698
Income (loss) from operations	1,558,923	5,021,295	(1,125,888)	5,454,330
Other income, net				1,424,595
Consolidated net income				6,878,925
Income attributable to non-controlling interests				283,072
Net income attributable to Consolidated Water Co. Ltd. stockholders				$6,595,853

Depreciation and amortization expenses for the six months ended June 30, 2013 for the retail, bulk and services segments were $1,018,899, $1,532,125 and $146,363, respectively.

	As of June 30, 2013
	Retail	Bulk	Services	Total
Property plant and equipment, net	$23,501,493	$33,484,674	$594,976	$57,581,143
Construction in progress	$3,531,949	$19,678	$52,251	$3,603,878
Goodwill	$1,170,511	$2,328,526	$-	$3,499,037
Investment in land	$-	$-	$12,025,566	$12,025,566
Total assets	$61,739,717	$87,631,435	$14,918,111	$164,289,263

	Three Months Ended June 30, 2012
	Retail	Bulk	Services	Total
Revenues	$5,869,254	$10,212,669	$148,856	$16,230,779
Cost of revenues	2,885,657	7,868,487	71,225	10,825,369
Gross profit	2,983,597	2,344,182	77,631	5,405,410
General and administrative expenses	2,686,295	309,364	446,624	3,442,283
Income (loss) from operations	297,302	2,034,818	(368,993)	1,963,127
Other income, net				117,500
Consolidated net income				2,080,627
Income attributable to non-controlling interests				123,135
Net income attributable to Consolidated Water Co. Ltd. stockholders				$1,957,492

Depreciation and amortization expenses for the three months ended June 30, 2012 for the retail, bulk and services segments were $521,786, $1,285,167 and $73,279, respectively.

	Six Months Ended June 30, 2012
	Retail	Bulk	Services	Total
Revenues	$12,435,382	$20,281,886	$242,238	$32,959,506
Cost of revenues	5,928,405	15,523,939	153,903	21,606,247
Gross profit	6,506,977	4,757,947	88,335	11,353,259
General and administrative expenses	5,482,462	636,764	837,742	6,956,968
Income (loss) from operations	1,024,515	4,121,183	(749,407)	4,396,291
Other income, net				117,368
Consolidated net income				4,513,659
Income attributable to non-controlling interests				213,501
Net income attributable to Consolidated Water Co. Ltd. stockholders				$4,300,158

Depreciation and amortization expenses for the six months ended June 30, 2012 for the retail, bulk and services segments were $1,052,225, $2,554,092 and $134,058, respectively.

	As of December 31, 2012
	Retail	Bulk	Services	Total
Property, plant and equipment, net	$24,021,301	$34,308,805	$663,300	$58,993,406
Construction in progress	$2,342,248	$270,552	$-	$2,612,800
Goodwill	$1,170,511	$2,328,526	$-	$3,499,037
Total assets	$63,649,696	$83,177,550	$3,621,840	$150,449,086

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

The following summarizes information related to the computation of basic and diluted EPS for the three and six months ended June 30, 2013 and 2012.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net income attributable to Consolidated Water Co. Ltd. common stockholders	$2,853,850	$1,957,492	$6,595,853	$4,300,158
Less: preferred stock dividends	(2,996)	(2,421)	(5,991)	(4,842)
Net income available to common shares in the determination of basic earnings per common share	$2,850,854	$1,955,071	$6,589,862	$4,295,316

Weighted average number of common shares in the determination of basic earnings per common share attributable to Consolidated Water Co. Ltd. common stockholders	14,636,916	14,579,496	14,617,613	14,574,689
Plus:
Weighted average number of preferred shares outstanding during the period	31,998	24,082	30,944	23,187
Potential dilutive effect of unexercised options	15,601	274	11,036	178
Weighted average number of shares used for determining diluted earnings per common share attributable to Consolidated Water Co. Ltd. common stockholders	14,684,515	14,603,852	14,659,593	14,598,054

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

The Company’s equity investment in OC-BVI amounted to $6,854,775 and $6,925,346 as of June 30, 2013 and December 31, 2012, respectively.

Until 2009, substantially all of the water sold by OC-BVI to the Ministry was initially supplied under a Water Supply Agreement dated May 1990 (the “1990 Agreement”) and was produced by one desalination plant with a capacity of 1.7 million gallons per day located at Baughers Bay, Tortola (the “Baughers Bay plant”). As discussed later in this Note (see “Baughers Bay dispute”), the BVI government assumed the operating responsibilities for the Baughers Bay plant in March 2010. During 2007, OC-BVI completed, for a total cost of approximately $8 million, the construction of a desalination plant with a capacity of 720,000 gallons per day located at Bar Bay, Tortola (the “Bar Bay plant”). OC-BVI and the BVI government executed a definitive seven-year contract for the Bar Bay plant (the “Bar Bay Agreement”) on March 4, 2010. Under the terms of the Bar Bay Agreement, OC-BVI is required to deliver up to 600,000 gallons of water per day to the BVI government from the Bar Bay plant. The Bar Bay Agreement includes a seven-year extension option exercisable by the BVI government and required OC-BVI to complete a storage reservoir on the BVI government site by no later than March 4, 2011. OC-BVI has not commenced construction of this storage reservoir due to the BVI government’s failure to pay the invoices for the water provided by the Bar Bay plant on a timely basis.

Summarized financial information of OC-BVI is presented as follows:

	June 30,	December 31,
	2013	2012
Current assets	$3,007,518	$3,033,939
Non-current assets	6,318,531	6,730,121
Total assets	$9,326,049	$9,764,060

	June 30,	December 31,
	2013	2012
Current liabilities	$637,051	$937,965
Non-current liabilities	1,705,050	1,743,077
Total liabilities	$2,342,101	$2,681,042

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues	$1,182,786	$1,118,504	$2,413,574	$2,153,413
Gross Profit	$477,657	$377,549	$1,005,450	$661,290
Income from operations	$235,095	$50,635	$507,700	$136,375
Other income (expense), net (1)	$(50,476)	$65,745	$1,496,980	$117,918
Net income attributable to controlling interests	$175,355	$102,970	$1,985,281	$233,772

(1)	Includes income of $2.0 million and $nil related to the Court award – Baughers Bay dispute, for the six months ended June 30, 2013 and 2012, respectively.

The Company recognized $76,332 and $44,823 in earnings from its equity investment in OC-BVI for the three months ended June 30, 2013 and 2012, respectively. The Company recognized $864,193 and $101,761 in earnings from its equity investment in OC-BVI for the six months ended June 30, 2013 and 2012, respectively. The Company recognized $27,652 in profit sharing income from its profit sharing agreement with OC-BVI for the three months ended June 30, 2013 and no profit sharing income for the three months ended June 30, 2012. The Company recognized $315,111 in profit sharing income from its profit sharing agreement with OC-BVI for the six months ended June 30, 2013 and no profit sharing income for the six months ended June 30, 2012.

For the three months ended June 30, 2013 and 2012, the Company recognized approximately $126,791 and $148,856, respectively, in revenues from its management services agreement with OC-BVI which is included in the services segment revenues. For the six months ended June 30, 2013 and 2012, the Company recognized approximately $264,141 and $242,238, respectively, in revenues from its management services agreement with OC-BVI which is included in the services segment revenues. The Company’s recorded value of this management services agreement, which is reflected as an intangible asset on the Company’s condensed consolidated balance sheet, was approximately $356,000 and $428,000 as of June 30, 2013 and December 31, 2012, respectively. For the three months ended June 30, 2013, the Company generated revenues and gross profit of $100,420 and $65,448 respectively, from sales of consumables stock to OC-BVI. For the six months ended June 30, 2013, the Company generated revenues and gross profit of $221,155 and $97,923 respectively, from sales of consumables stock to OC-BVI. The Company did not generate revenues or gross profit from the sales of consumables stock to OC-BVI during the six months ended June 30, 2012.

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

The Court issued its rulings with respect to this litigation in September 2009. The Court determined that (i) the BVI government was entitled to immediate ownership and possession of the Baughers Bay plant and dismissed OC-BVI’s claim for compensation of approximately $4.7 million for the expenditures made to expand the production capacity of the plant; (ii) OC-BVI was entitled to full payment of water invoices issued up to December 20, 2007, which had been calculated under the terms of the original 1990 Agreement; and (iii) OC-BVI was entitled to the amount of $10.4 million for water produced by OC-BVI from the Baughers Bay plant subsequent to December 20, 2007. The BVI government made a payment of $2.0 million to OC-BVI under the Court order during the fourth quarter of 2009, a second payment of $2.0 million under the Court order during 2010 and a third payment under the Court order of $1.0 million in 2011.

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

On June 30, 2012, the Appellate Court issued its final amended and corrected ruling with respect to the Baughers Bay litigation. This ruling dismissed the BVI government’s appeal against the previous judgment of the Court awarding $10.4 million for the water supplied, and also awarded OC-BVI compensation for improvements made to the plant in the amount by which the value of the Baughers Bay plant at the date OC-BVI transferred possession of the plant to the BVI government exceeded $1.42 million (the purchase price for the Baughers Bay plant under the 1990 Agreement). OC-BVI was also awarded all of its court costs at the trial level and two-thirds of such costs incurred on appeal. Prior to the final ruling the BVI government had paid only $5.0 million of the original $10.4 million, and the remaining $5.4 million amount due had increased to approximately $6.7 million by the fourth quarter of 2012 due to the court costs awarded by the Appellate Court and the accrued interest due on the aggregate unpaid balance. The BVI government paid OC-BVI $4.7 million of this amount during the fourth quarter of 2012 and the remaining $2.0 million in January 2013. These amounts paid by the BVI government were recognized in OC-BVI’s earnings in accordance with the cash basis of accounting.

The Appellate Court has yet to determine what amount, if any, must be paid by the BVI government to OC-BVI for the value of the Baughers Bay plant at the date OC-BVI transferred possession of the plant to the BVI government.

7. NSC Agua

In May 2010, the Company acquired, through its wholly-owned Netherlands subsidiary, Consolidated Water Cooperatief, U.A., a 50% interest in N.S.C. Agua, S.A. de C.V., (“NSC”) a Mexican company. The Company has since purchased, through the conversion of its loan to NSC, sufficient shares to raise its ownership interest in NSC to 99.9%. NSC has been formed to pursue a project encompassing the construction, operation and minority ownership of a 100 million gallon per day seawater reverse osmosis desalination plant to be located in northern Baja California, Mexico and an accompanying pipeline to deliver water to the Mexican potable water infrastructure and the U.S. border. The Company believes such a project can  be successful due to what the Company anticipates will be a growing need for a new potable water supply for the areas of northern Baja California, Mexico and Southern California, United States. To complete this project, the Company has engaged two engineering groups with extensive regional and/or technical experience and has partnered with Doosan Heavy Industries and Construction (“DHIC”), a global leader in the engineering, procurement and construction of large seawater desalination plants. Once completed, the Company expects to operate the plant and pipeline and retain a minority position in the project. NSC is in the development stage, and is presently involved in seeking contracts for the electric power and feed water sources for the plant’s proposed operations, and conducting (under a Memorandum of Understanding with DHIC) an equipment piloting plant and water quality data collection program at the proposed feed water source.  In addition to completing these activities, NSC will be required to accomplish various other steps before it can commence construction of the plant and pipeline including, but not limited to, completing the purchases of land required for the project, obtaining approvals and permits from various governmental agencies in Mexico and the United States, securing contracts with its proposed customers to sell water in sufficient quantities and at prices that make the project financially viable, and obtaining equity and debt financing for the project. NSC’s potential customers will also be required to obtain various governmental permits and approvals in order to purchase water from NSC.

In February 2012, the Company acquired an option, exercisable through February 7, 2014, to purchase the shares of one of the other shareholders of NSC for $1.0 million, along with an immediate power of attorney to vote those shares. If the Company does not exercise this option and purchase these shares, the other shareholder will receive sufficient additional shares in NSC to increase its ownership interest in NSC to 25%.

In May 2013, NSC purchased 12 hectares of land, which constitute most of the land required for the project, for $12.0 million, of which $2.0 million has been paid. The remaining $10.0 million balance for this purchase is due on May 15, 2014. In 2011, NSC entered into a purchase contract for the remaining 8.1 hectares of land on which the proposed plant would be constructed. In July 2012, NSC obtained an extension of this purchase contract through May 15, 2014 in exchange for prepayments of (i) $500,000 paid at signing of the extension and (ii) a further $500,000 paid in May 2013. NSC will be required to pay a balance of $6.98 million on May 15, 2014 to complete the purchase of this land.

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

NSC has entered into a 20 year lease, effective November 2012, with the Comisión Federal de Electricidad for approximately 5,000 square meters of land on which it plans to construct the water intake and discharge works for the plant. The amounts due on this lease are payable in Mexican pesos at an amount that is currently equivalent to approximately $20,000 per month. This lease is cancellable should NSC ultimately not proceed with the project.

In May 2013, NSC repaid a loan payable to the Company of approximately $5.7 million by issuing additional shares of its stock. As a result of this share issuance, the Company now owns 99.9% of NSC.

The Company includes the accounts of NSC in its consolidated financial statements. Included in the Company’s consolidated results of operations are general and administrative expenses from NSC, consisting of organizational, legal, accounting, engineering, consulting and other costs relating to NSC’s project development activities. Such expenses amounted to $512,565 and $398,347 for the three months ended June 30, 2013 and 2012, respectively, and $991,872 and $739,674 for the six months ended June 30, 2013 and 2012, respectively, and totaled approximately $6.4 million for the three year period ended December 31, 2012. The assets and liabilities of NSC included in the Company’s consolidated balance sheet amounted to approximately $13,602,000 and $10,207,000, respectively, as of June 30, 2013 and approximately $1,452,000 and $116,000, respectively, as of December 31, 2012.

The Company has determined that completing NSC’s development activities will require significantly more funding than has been expended to date and the Company may incur significant development expenses in the future for this project. The Company estimates that it will take at least through the second quarter of 2014 for NSC to complete all of the development activities (which include completing the site piloting plant activities, completing the purchase of the land for the plant, securing feed water and power supplies, completing the engineering and feasibility studies, negotiating customer contracts, obtaining required regulatory permits and arranging the project financing) necessary to commence construction of the plant. However, NSC may ultimately be unable to complete all of the activities necessary to begin construction of the project.

8. Retail segment contingency

In the Cayman Islands, the Company provides water to retail customers under a license issued to Cayman Water in July 1990 by the Cayman Islands government that grants the Company the exclusive right to provide water to retail customers within its licensed service area. The Company’s service area is comprised of an area on Grand Cayman that includes the Seven Mile Beach and West Bay areas, two of the three most populated areas in the Cayman Islands. For the three months ended June 30, 2013 and 2012, the Company generated approximately 37% and 36%, respectively, of its consolidated revenues and 52% and 55%, respectively, of its consolidated gross profits from the retail water operations conducted pursuant to its exclusive license. For the six months ended June 30, 2013 and 2012, the Company generated approximately 38% of its consolidated revenues and 54% and 57%, respectively, of its consolidated gross profits from the retail water operations conducted pursuant to its exclusive license. If Cayman Water is not in default of any terms of the license, the Company has a right of first refusal to renew the license on terms that are no less favorable than those that the government offers to any third party.

This license was set to expire on July 10, 2010; however, the Company and the Cayman Islands government have agreed in correspondence to extend the license several times in order to provide sufficient time to negotiate the terms of a new license agreement. The most recent extension of the Company’s license expires September 30, 2013.

In February 2011, the Water Production and Supply Law, 2011 (which replaces the Water (Production and Supply) Law (1996 Revision) under which the Company is licensed) and the Water Authority (Amendment) Law, 2011 (collectively, the “New Laws”) were published and are now in full force and effect. Under the New Laws, the Water Authority-Cayman (“WAC”) issues any new license, which could include a rate of return on invested capital model described below.

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

9. Impact of recent accounting pronouncements

In July 2012, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2012-02, Intangibles - Goodwill and Other (Topic 350) - Testing Indefinite-Lived Intangible Assets for Impairment , which aims to simplify the impairment test for indefinite-lived intangible assets by permitting an entity the option to first assess qualitative factors to determine whether it is more likely than not (defined as having a likelihood of more than 50 percent) that an indefinite-lived intangible asset is impaired as a basis for determining whether the quantitative impairment test included in Accounting Standards Codification Subtopic 350-30, Intangibles—Goodwill and Other—General Intangibles Other than Goodwill must be performed. The amendment is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The Company currently has no indefinite-lived intangible assets other than goodwill reported on its consolidated balance sheet. The adoption of ASU 2012-02 did not have an impact on the Company’s consolidated financial statements.

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

As a quoted market price for OC-BVI’s stock is not available, to test for possible impairment of our investment in OC-BVI we estimate its fair value through use of the discounted cash flow method, which relies upon seven-year discrete projections of OC-BVI’s operating results, working capital and capital expenditures. The use of this method requires us to estimate the cash flows from OC-BVI’s Bar Bay plant. For the year ended December 31, 2011 and prior years, the use of this method also required us to estimate the cash flows OC-BVI expected to obtain from the resolution of its dispute and resulting litigation with the BVI government over the ownership and operation of the Baughers Bay plant by (i) identifying various possible outcomes of the Baughers Bay litigation and estimating the cash flows associated with each possible outcome; and (ii) assigning a probability to each Baughers Bay outcome and associated expected cash flows based upon discussions held by OC-BVI’s management with the BVI government and OC-BVI’s legal counsel. The resulting probability weighted sum represented the expected cash flows, and our best estimate of future cash flows, to be derived by OC-BVI from the Baughers Bay litigation. This sum was then added to OC-BVI’s estimated cash flows from its Bar Bay plant and the total was present-valued to estimate OC-BVI’s fair value.

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

The remaining carrying value of our investment in OC-BVI of $6.9 million as of June 30, 2013 assumes that the BVI government will honor its obligations under the Bar Bay plant water supply agreement and that the Bar Bay plant will continue to supply water beyond the initial term of this agreement. If the BVI government fails to honor the terms of this agreement or elects not to renew it, our future actual cash flows from OC-BVI could be materially less than our current expectations for its cash flows and we could be required to record an additional loss to reduce the carrying value of our investment in OC-BVI. Such impairment loss would reduce our earnings and could have a material adverse impact on our results of operations and financial condition.

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

Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012

Consolidated Results

Net income attributable to our common stockholders for the three months ended June 30, 2013 was $2,853,850 ($0.19 per share on a fully-diluted basis), as compared to $1,957,492 ($0.13 per share on a fully-diluted basis) for the three months ended June 30, 2012.

Total revenues for the three months ended June 30, 2013 increased to $16,569,380 from the $16,230,779 in revenues generated for the three months ended June 30, 2012, due to an increase in revenues for the retail and services segments. Gross profit for the three months ended June 30, 2013 was $6,397,521 or 39% of total revenues, as compared to $5,405,410, or 33% of total revenues, for the three months ended June 30, 2012 as gross profit for the bulk and retail segments increased while the gross profit for the services segment decreased. For further discussion of revenues and gross profit for the three months ended June 30, 2013, see the “Results by Segment” analysis that follows.

General and administrative (“G&A”) expenses on a consolidated basis were $3,594,762 and $3,442,283 for the three months ended June 30, 2013 and 2012, respectively. For 2013 as compared to 2012, project development expenses incurred by our Mexico affiliate, N.S.C. Agua, S.A. de C.V., (“NSC”) increased by approximately $114,000, directors’ fees and expenses increased by approximately $55,000, and employee costs were approximately $55,000 higher due to base salary increases. Serving to partially offset these increases was a decrease for 2013 of approximately $124,000 in the expenses incurred for business development activities not related to NSC.

Interest income decreased to $169,796 for the three months ended June 30, 2013 from $235,460 for the three months ended June 30, 2012 as a result of lower interest earning balances.

Interest expense for the three months ended June 30, 2013 and 2012 was $124,845 and $206,815, respectively. The decrease in interest expense for 2013 reflects the declining principal balance on our bonds payable.

We recognized earnings and profit sharing on our investment in OC-BVI for the three months ended June 30, 2013 and 2012 of $103,984 and $44,823, respectively.

Results by Segment

Retail Segment:

The retail segment contributed $630,173 and $297,302 to our income from operations for the three months ended June 30, 2013 and 2012, respectively.

Revenues generated by our retail water operations were $6,179,597 and $5,869,254 for the three months ended June 30, 2013 and 2012, respectively. The increase in retail revenues from 2012 to 2013 resulted from an increase of approximately 4% in the total gallons of water sold.

Retail segment gross profit was $3,309,422 (54% of revenues) and $2,983,597 (51% of revenues) for the three months ended June 30, 2013 and 2012, respectively. The increase in retail gross profit was primarily due to slight decreases in operating costs from 2012 to 2013.

Consistent with prior periods, we record all non-direct G&A expenses in our retail business segment and do not allocate any of these non-direct costs to our other two business segments. Retail G&A expenses remained relatively constant at $2,679,249 and $2,686,295 for the three months ended June 30, 2013 and 2012, respectively.

During the latter half of 2012, we commenced, through our newly formed 95% owned subsidiary, PT Consolidated Water Bali, the construction of a seawater reverse osmosis (“SWRO”) plant in Nusa Dua, one of the primary tourist areas of Bali, Indonesia. We believe the water demands of the tourist resorts in Nusa Dua will soon exceed the water supplies that can be provided to the area by the local public water utility, and that other areas of Bali will also eventually experience fresh water shortages. However, as SWRO has not been employed to any meaningful extent in Bali, we have concluded that to obtain customers in Bali we must first demonstrate the viability of SWRO as well as our capabilities and expertise. Consequently, we have elected to construct this plant before obtaining contracts for most of its production. We believe sufficient demand exists in Nusa Dua to enable us to sell all of the plant’s capacity, although we cannot assure that we will be able to do so. The initial capital investment for this plant is estimated at approximately $4.2 million, which will fund production capacity of approximately 500,000 gallons per day. As of June 30, 2013 we had expended approximately $2.5 million in construction costs for this plant. In late April 2013, we commissioned an initial 250,000 gallons per day of production capacity for this plant and began delivering water to a resort customer. The revenues we generated from this customer amounted to approximately $21,000 for the three months ended June 30, 2013.

Bulk Segment:

The bulk segment contributed $2,760,265 and $2,034,818 to our income from operations for the three months ended June 30, 2013 and 2012, respectively.

Bulk segment revenues were $10,162,572 and $10,212,669 for the three months ended June 30, 2013 and 2012, respectively. The slight decrease in overall bulk revenues from 2012 to 2013 resulted from the January 2013 expiration of our operating agreement with the Water Authority-Cayman (“WAC”) for their Lower Valley plant on Grand Cayman Island. We generated approximately $510,000 in revenues from the operation of the Lower Valley plant during the three months ended June 30, 2012. The remainder of our bulk operations in the Cayman Islands, The Bahamas and Belize generated higher revenues in 2013 that served to offset most of the lost Lower Valley plant revenues.

Bulk segment gross profit was $3,115,226 (31% of revenues) and $2,344,182 (23% of revenues) for the three months ended June 30, 2013 and 2012, respectively. The improvement in gross profit dollars from 2012 to 2013 reflects improved margins for our bulk operations and a reduction of approximately $518,000 in depreciation expense, as certain assets reached the end of their depreciable lives during the fourth quarter of 2012 and early 2013. Gross profit as percentage of sales improved from 2012 to 2013 due to these factors and the elimination of the relatively low gross profit margin earned on the operation of the Lower Valley plant.

Bulk segment G&A expenses were $354,961 and $309,364 for the three months ended June 30, 2013 and 2012, respectively. The small increase for 2013 reflects a $34,000 increase in professional fees for CW-Bahamas’ operations.

We supplied the aggregate amount of water contracted by the WSC under the water supply agreement for our Windsor plant in July 2013, at which time such agreement expired. See further discussion at “Material Commitments, Expenditures and Contingencies.”

Services Segment:

The services segment incurred losses from operations of ($587,679) and ($368,993) for the three months ended June 30, 2013 and 2012, respectively. We expect our services segment to continue to incur losses from operations while we continue to fund the project development activities of NSC and/or until such time as we obtain significant new management services or plant construction contracts with external customers.

Services segment revenues were $227,211 and $148,856 for the three months ended June 30, 2013 and 2012, respectively. Services revenues increased from 2012 to 2013 due to an increase in the management fees earned from OC-BVI and sales of consumables stock to OC-BVI.

Our services segment generated a negative gross profit of ($27,127) for the three months ended June 30, 2013 as compared to a gross profit of $77,631 for the three months ended June 30, 2012. The reduction in gross profit for 2013 reflects higher engineering expenses and greater employee costs.

G&A expenses for the services segment were $560,552 and $446,624 for the three months ended June 30, 2013 and 2012, respectively. The increase in G&A expenses for 2013 as compared to 2012 is attributable to an increase of approximately $114,000 in the project development activities of our consolidated Mexico affiliate, NSC.

Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012

Consolidated Results

Net income attributable to our common stockholders for the six months ended June 30, 2013 was $6,595,853 ($0.45 per share on a fully-diluted basis) as compared to $4,300,158 ($0.29 per share on a fully-diluted basis) for the six months ended June 30, 2012.

Total revenues for the six months ended June 30, 2013 increased to $33,124,577 from the $32,959,506 in revenues generated for the six months ended June 30, 2012, due to revenue increases for the services and retail segments. Gross profit for the six months ended June 30, 2013 was $12,618,028 or 38% of total revenues, as compared to $11,353,259, or 34% of total revenues, for the six months ended June 30, 2012 as gross profit for the bulk and retail segments increased while the gross profit for the services segment decreased. For further discussion of revenues and gross profit for the six months ended June 30, 2013, see the “Results by Segment” analysis that follows.

General and administrative (“G&A”) expenses on a consolidated basis were $7,163,698 and $6,956,968 for the six months ended June 30, 2013 and 2012, respectively. For 2013 as compared to 2012, project development expenses incurred by our Mexico affiliate, N.S.C. Agua, S.A. de C.V., (“NSC”) increased by approximately $252,000, directors’ fees and expenses increased by approximately $105,000, and employee costs were approximately $144,000 higher due to base salary increases. Serving to partially offset these increases was a decrease for 2013 of approximately $273,000 in the expenses incurred for business development activities not related to NSC.

Interest income decreased to $349,884 for the six months ended June 30, 2013 from $450,890 for the six months ended June 30, 2012 as a result of lower interest earning balances.

Interest expense for the six months ended June 30, 2013 and 2012 was $257,270 and $590,450, respectively. The decrease in interest expense for 2013 reflects the repayment on March 31, 2012 of the remaining $8.5 million balance of CW-Bahamas’ Series A bonds payable, and the declining principal balance on our remaining bonds payable outstanding.

We recognized earnings and profit sharing on our investment in OC-BVI for the six months ended June 30, 2013 and 2012 of $1,179,304 and $101,761, respectively. The higher earnings and profit sharing from OC-BVI for 2013 reflects the receipt by OC-BVI in January 2013 of $2 million of the judgment it received from the litigation related to the Baughers Bay plant. See discussion of this litigation at Item 1. “Notes to Condensed Financial Statements – Note 6.”

Results by Segment

Retail Segment:

The retail segment contributed $1,558,923 and $1,024,515 to our income from operations for the six months ended June 30, 2013 and 2012, respectively.

Revenues generated by our retail water operations were $12,574,609 and $12,435,382 for the six months ended June 30, 2013 and 2012, respectively. The increase in retail revenues from 2012 to 2013 resulted from an increase in rates in 2013 as the total gallons of water sold remained consistent from 2012 to 2013.

Retail segment gross profit was $6,869,682 (55% of revenues) and $6,506,977 (52% of revenues) for the six months ended June 30, 2013 and 2012, respectively. The increase in gross profit in dollars and as a percentage of sales from 2012 to 2013 was due to the increase in revenues as the cost of revenues did not vary significantly from 2012 to 2013.

Consistent with prior periods, we record all non-direct G&A expenses in our retail business segment and do not allocate any of these non-direct costs to our other two business segments. Retail G&A expenses decreased to $5,310,759 from $5,482,462 for the six months ended June 30, 2013 and 2012, respectively, primarily due to a decrease of approximately $252,000 in the expenses incurred for business development activities not related to NSC.

Bulk Segment:

The bulk segment contributed $5,021,295 and $4,121,183 to our income from operations for the six months ended June 30, 2013 and 2012, respectively.

Bulk segment revenues were $20,019,262 and $20,281,886 for the six months ended June 30, 2013 and 2012, respectively. The slight decrease in overall bulk revenues from 2012 to 2013 resulted from the January 2013 expiration of our operating agreement with the Water Authority-Cayman (“WAC”) for their Lower Valley plant on Grand Cayman Island. We generated approximately $1,050,000 in revenues from the operation of the Lower Valley plant in 2012. The remainder of our bulk operations in the Cayman Islands, The Bahamas and Belize generated higher revenues in 2013 that served to offset most of the lost Lower Valley plant revenues.

Bulk segment gross profit was $5,784,503 (29% of revenues) and $4,757,947 (23% of revenues) for the six months ended June 30, 2013 and 2012, respectively. The improvement in gross profit dollars from 2012 to 2013 reflects improved margins for our bulk operations and a reduction of approximately $1.0 million in depreciation expense, as certain assets reached the end of their depreciable lives during the fourth quarter of 2012 and early 2013. Gross profit as percentage of sales improved from 2012 to 2013 due to these factors and the elimination of the relatively low gross profit margin earned on the operation of the Lower Valley plant.

Bulk segment G&A expenses were $763,208 and $636,764 for the six months ended June 30, 2013 and 2012, respectively. The increase for 2013 reflects a $47,000 increase in business license fees arising from CW-Bahamas’ higher revenues and a $51,000 increase in employee costs.

We supplied the aggregate amount of water contracted by the WSC under the water supply agreement for our Windsor plant in July 2013, at which time such agreement expired. See further discussion at “Material Commitments, Expenditures and Contingencies.”

Services Segment:

The services segment incurred losses from operations of ($1,125,888) and ($749,407) for the six months ended June 30, 2013 and 2012, respectively. We expect our services segment to continue to incur losses from operations while we continue to fund the project development activities of NSC and/or until such time as we obtain significant new management services or plant construction contracts with external customers.

Services segment revenues were $530,706 and $242,238 for the six months ended June 30, 2013 and 2012, respectively. Services revenues increased from 2012 to 2013 due to an increase in the management fees earned from OC-BVI and sales of consumables stock to OC-BVI.

Our services segment generated a negative gross profit of ($36,157) for the six months ended June 30, 2013 as compared to a gross profit of $88,335 for the six months ended June 30, 2012. The reduction in gross profit for 2013 reflects higher engineering expenses and greater employee costs.

G&A expenses for the services segment were $1,089,731 and $837,742 for the six months ended June 30, 2013 and 2012, respectively. The increase in G&A expenses for 2013 as compared to 2012 is attributable to an increase of approximately $252,000 in expenses related to the project development activities of our consolidated Mexico affiliate, NSC.

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

Net cash of approximately $26.2 million was provided by our operating activities over our last three fiscal years and net cash of approximately $5.4 million was provided by our operating activities during the six months ended June 30, 2013. As of June 30, 2013, we had cash balances totaling approximately $34.9 million and working capital of approximately $46.3 million. We believe our cash on hand and cash to be generated from operations will be sufficient to meet our known liquidity requirements, which include the principal and interest payments on our bonds payable, budgeted capital expenditures for our existing operations for the remainder of 2013 of approximately $1.6 million, estimated capital expenditures to complete our plant in Bali, Indonesia of approximately $1.7 million, and projected expenditures of approximately $21 million for the project development activities of our Mexico affiliate, NSC, consisting of the remaining balances due for the land for the project of approximately $17 million and development expenses of approximately $3.1 million for the remainder of 2013. Our liquidity requirements will also include quarterly dividends, if such dividends are declared by our Board. Our dividend payments amounted to approximately $4.5 million for the year ended December 31, 2012 and approximately $2.2 million for the six months ended June 30, 2013.

We may be required to seek new financing should we obtain any major new projects or plant expansions. We believe we have a sufficient credit standing and adequate funding sources to obtain additional financing.

While we are not presently aware of anything that would lead us to believe that we will not have sufficient liquidity to meet our needs for the remainder of 2013 and thereafter, our available cash and working capital could decrease during the remainder of 2013 from the June 30, 2013 balances if we continue, as we presently anticipate, to fund the project development activities of NSC and CW-Bali.

Cash Flows for the Six Months Ended June 30, 2013

Our cash and cash equivalents increased from approximately $33.9 million as of December 31, 2012 to approximately $34.9 million as of June 30, 2013.

Cash Flows from Operating Activities

Operating activities provided approximately $5.4 million in net cash for the six months ended June 30, 2013. The change in cash flows from operating activities reflects net income generated for the period as adjusted for various items included in the determination of net income that do not affect cash flows during the period and changes in the other components of working capital.

Cash Flows from Investing Activities

Our investing activities used approximately $1.7 million in net cash during the six months ended June 30, 2013. We used approximately $1.9 million for property, plant and equipment and construction in progress additions and $2.0 million for an investment in land. We collected approximately $899,000 on our loans receivable and received approximately $1.2 million from our investment in OC-BVI.

Cash Flows from Financing Activities

Our financing activities used approximately $2.7 million in net cash during the six months ended June 30, 2013, which included approximately $2.2 million in dividends and approximately $849,000 in scheduled debt repayments on our 5.95% secured bonds. This was offset by the receipt of approximately $303,000 from the exercise of stock options.

Material Commitments, Expenditures and Contingencies

Renewal of Retail License

In the Cayman Islands, we provide water to retail customers under a license issued to us in July 1990 by the Cayman Islands government that grants us the exclusive right to provide water to retail customers within our licensed service area. Our service area is comprised of an area on Grand Cayman that includes the Seven Mile Beach and West Bay areas, two of the three most populated areas in the Cayman Islands. For the three months ended June 30, 2013 and 2012, we generated approximately 37% and 36%, respectively, of our consolidated revenues and 52% and 55%, respectively, of our consolidated gross profits from the retail water operations conducted pursuant to our exclusive license. For the six months ended June 30, 2013 and 2012, we generated approximately 38% of our consolidated revenues and 54% and 57%, respectively, of our consolidated gross profits from the retail water operations conducted pursuant to our exclusive license. If we are not in default of any terms of the license, we have a right of first refusal to renew the license on terms that are no less favorable than those that the government offers to any third party.

This license was set to expire on July 10, 2010; however, we and the Cayman Islands government have agreed in correspondence to extend the license several times in order to provide sufficient time to negotiate the terms of a new license agreement. The most recent extension of our license expires September 30, 2013.

In February 2011, the Water Production and Supply Law, 2011 (which replaces the Water (Production and Supply) Law (1996 Revision) under which the Company is licensed) and the Water Authority (Amendment) Law, 2011 (collectively, the “New Laws”) were published and are now in full force and effect. Under the New Laws, the Water Authority – Cayman (“WAC”) would issue any new license which could include a rate of return on invested capital model described below.

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

Under the New Laws, the Governor in Cabinet sets the rates and rate adjustment mechanisms for water and sewerage services of the WAC. On October 30, 2012 by order of Cabinet, the regulations which govern the base water and sewerage rates charged by the WAC were amended to include an annual inflation adjustment mechanism which is functionally the same as the inflation adjustment mechanism included in our extended license agreement. In addition, the rates charged by the WAC for sewerage services now include a monthly energy adjustment charge which allows the WAC to increase or decrease their sewerage charges to reflect monthly changes in energy costs. This new energy adjustment charge is also functionally similar to the energy adjustment charge contained in our extended license agreement. Finally, WAC’s base water and sewerage rates were immediately increased by an average of 9.2% in November 2012. We believe that as a result of these fundamental changes, the WAC’s rate structure is now consistent with the rate structure of our extended license agreement. In our opinion, such changes are inconsistent with the WAC’s previous assertion that a rate of return on invested capital model is in the best interests of the public.

NSC Agua

In May 2010, we acquired, through our wholly-owned Netherlands subsidiary, Consolidated Water Cooperatief, U.A., a 50% interest in N.S.C. Agua, S.A. de C.V., (“NSC”) a Mexican company. We have since purchased, through the conversion of our loan to NSC, sufficient shares to raise our ownership interest in NSC to 99.9%. NSC has been formed to pursue a project encompassing the construction, operation, and minority ownership of a 100 million gallon per day seawater reverse osmosis desalination plant to be located in northern Baja California, Mexico and an accompanying pipeline to deliver water to the Mexican potable water infrastructure and the U.S. border. We believe such a project can  be successful due to what we anticipate will be a growing need for a new potable water supply for the areas of northern Baja California, Mexico and Southern California, United States. To complete this project, we have engaged two engineering groups with extensive regional and/or technical experience and have partnered with Doosan Heavy Industries and Construction (“DHIC”), a global leader in the engineering, procurement and construction of large seawater desalination plants. Once completed, we expect to operate the plant and pipeline and retain a minority position in the project. NSC is in the development stage, and is presently involved in seeking contracts for the electric power and feed water sources for the plant’s proposed operations, and conducting (under a Memorandum of Understanding with DHIC) an equipment piloting plant and water quality data collection program at the proposed feed water source.  In addition to completing these activities, NSC will be required to accomplish various other steps before it can commence construction of the plant and pipeline including, but not limited to, completing the purchases of land required for the project, obtaining approvals and permits from various governmental agencies in Mexico and the United States, securing contracts with its proposed customers to sell water in sufficient quantities and at prices that make the project financially viable, and obtaining equity and debt financing for the project. NSC’s potential customers will also be required to obtain various governmental permits and approvals in order to purchase water from NSC.

In February 2012, we acquired an option, exercisable through February 7, 2014, to purchase the shares of one of the other shareholders of NSC for $1.0 million, along with an immediate power of attorney to vote those shares. If we do not exercise this option and purchase these shares, the other shareholder will receive sufficient additional shares in NSC to increase its ownership interest in NSC to 25%.

In May 2013, NSC purchased 12 hectares of land, which constitute most of the land required for the project, for $12.0 million, of which $2.0 million has been paid. The remaining $10.0 million balance for this purchase is due on May 15, 2014. In 2011, NSC entered into a purchase contract for the remaining 8.1 hectares of land on which the proposed plant would be constructed. In July 2012, NSC obtained an extension of this purchase contract through May 15, 2014 in exchange for prepayments of (i) $500,000 paid at signing of the extension and (ii) a further $500,000 paid in May 2013. NSC will be required to pay a balance of $6.98 million on May 15, 2014 to complete the purchase of this land.

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

NSC has entered into a 20 year lease, effective November 2012, with the Comisión Federal de Electricidad for approximately 5,000 square meters of land on which it plans to construct the water intake and discharge works for the plant. The amounts due on this lease are payable in Mexican pesos at an amount that is currently equivalent to approximately $20,000 per month. This lease is cancellable should NSC ultimately not proceed with the project.

In May 2013, NSC repaid a loan payable to us of approximately $5.7 million by issuing additional shares of its stock. As a result of this share issuance, we now own 99.9% of NSC.

We include the accounts of NSC in our consolidated financial statements. Included in our consolidated results of operations are general and administrative expenses from NSC, consisting of organizational, legal, accounting, engineering, consulting and other costs relating to NSC’s project development activities. Such expenses amounted to $512,565 and $398,347 for the three months ended June 30, 2013 and 2012, respectively, and $991,872 and $739,674 for the six months ended June 30, 2013 and 2012, respectively, and totaled approximately $6.4 million for the three year period ended December 31, 2012. The assets and liabilities of NSC included in our condensed consolidated balance sheet amounted to approximately $13,602,000 and $10,207,000, respectively, as of June 30, 2013 and approximately $1,452,000 and $116,000, respectively, as of December 31, 2012.

We estimate that it will take at least through the second quarter of 2014 for NSC to complete all of the development activities (which include completing the site piloting plant activities, completing the purchase of the land for the plant, securing feed water and power supplies, completing the engineering and feasibility studies, negotiating customer contracts, obtaining required regulatory permits and arranging the project financing) necessary to commence construction of the plant. During the remainder of 2013, we expect to incur an additional $3.1 million in expenses for these project development activities. We expect to incur additional development expenses for this project in 2014. However, NSC may ultimately be unable to complete all of the activities necessary to begin construction of the project.

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

Windsor Plant Water Supply Agreement

Our subsidiary CW-Bahamas provides bulk water to the Water and Sewerage Corporation of The Bahamas (“WSC”), which distributes the water through its own pipeline system to residential, commercial and tourist properties on the Island of New Providence. Pursuant to a water supply agreement, we are required to provide the WSC with at least 16.8 million gallons per week of potable water from our Windsor plant, and the WSC has contracted to purchase at least that amount from us on a take-or-pay basis. This water supply agreement expired when we delivered the total amount of water required under the agreement in July 2013. We have continued to operate the Windsor plant under a proposal submitted to the WSC to extend the existing water supply agreement by 144 million gallons to provide sufficient time for the WSC to evaluate their options under the water supply agreement.

At the conclusion of the agreement, the WSC has the option to (i) extend the agreement for an additional five years at a rate to be negotiated; (ii) exercise a right of first refusal to purchase any materials, equipment and facilities that CW-Bahamas intends to remove from the site at a purchase price to be negotiated; or (iii) require CW-Bahamas to remove all materials, equipment and facilities from the site. We have submitted a proposal to the WSC to extend the Windsor water supply agreement for five years and are awaiting their reply. Representatives of the WSC have indicated that they are evaluating alternatives to the extension of our water supply agreement. In response to a request from the WSC, we have agreed to continue to operate the Windsor plant on the same terms through early September 2013 to provide the WSC with additional time to make their decision. We are presently unable to determine if CW-Bahamas’ water supply agreement for its Windsor plant will be extended beyond September 2013 or, if extended, on what terms. We generated approximately $1.9 million, $3.6 million and $7.5 million in revenues from the operation of this plant during the three and six months ended June 30, 2013 and the year ended December 31, 2012, respectively.

Dividends

•	On January 31, 2013, we paid a dividend of $0.075 to shareholders of record on January 1, 2013.
•	On April 30, 2013, we paid a dividend of $0.075 to shareholders of record on April 1, 2013.
•	On May 30, 2013, our Board declared a dividend of $0.075 payable on July 31, 2013 to shareholders of record on July 1, 2013.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, with the participation of its principal executive officer and principal financial and accounting officer, the effectiveness of its disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based upon that evaluation, our principal executive officer and principal financial and accounting officer have concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective.

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

In the Cayman Islands, we provide water to retail customers under a license issued to us in July 1990 by the Cayman Islands government that grants us the exclusive right to provide water to retail customers within our licensed service area. Our service area is comprised of an area on Grand Cayman that includes the Seven Mile Beach and West Bay areas, two of the three most populated areas in the Cayman Islands. For the three months ended June 30, 2013 and 2012, we generated approximately 37% and 36%, respectively, of our consolidated revenues and 52% and 55%, respectively, of our consolidated gross profits from the retail water operations conducted pursuant to our exclusive license. For the six months ended June 30, 2013 and 2012, we generated approximately 38% of our consolidated revenues and 54% and 57%, respectively, of our consolidated gross profits from the retail water operations conducted pursuant to our exclusive license. If we are not in default of any terms of the license, we have a right of first refusal to renew the license on terms that are no less favorable than those that the government offers to any third party.

This license was set to expire on July 10, 2010; however, we and the Cayman Islands government have extended the license several times in order to provide sufficient time to negotiate the terms of a new license agreement. The most recent extension of our license expires September 30, 2013.

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

We have spent approximately $10.7 million to fund the development costs for a possible project in Mexico and expect to expend significant additional funds in the future to continue to pursue this project. However, we may not be successful in completing this project.

In May 2010, we acquired, through our wholly-owned Netherlands subsidiary, Consolidated Water Cooperatief, U.A., a 50% interest in N.S.C. Agua, S.A. de C.V., (“NSC”) a Mexican company. We have since purchased, through the conversion of our loan to NSC, sufficient shares to raise our ownership interest in NSC to 99.9%. NSC has been formed to pursue a project encompassing the construction, operation and minority ownership of a 100 million gallon per day seawater reverse osmosis desalination plant to be located in northern Baja California, Mexico and an accompanying pipeline to deliver water to the Mexican potable water infrastructure and the U.S. border. We believe such a project can be successful due to what we anticipate will be a growing need for a new potable water supply for the areas of northern Baja California, Mexico and Southern California, United States. To complete this project, we have engaged two engineering groups with extensive regional and/or technical experience and have partnered with Doosan Heavy Industries and Construction (“DHIC”), a global leader in the engineering, procurement and construction of large seawater desalination plants. Once completed, we expect to operate the plant and pipeline and retain a minority position in the project. NSC is in the development stage, and is presently involved in seeking contracts for the electric power and feed water sources for the plant’s proposed operations, and conducting (under a Memorandum of Understanding with DHIC) an equipment piloting plant and water quality data collection program at the proposed feed water source. In addition to completing these activities, NSC will be required to accomplish various other steps before it can commence construction of the plant and pipeline including, but not limited to, completing the purchases of the land required for the project, obtaining approvals and permits from various governmental agencies in Mexico and the United States, securing contracts with its proposed customers to sell water in sufficient quantities and at prices that make the project financially viable, and obtaining equity and debt financing for the project. NSC’s potential customers will also be required to obtain various governmental permits and approvals in order to purchase water from NSC.

In February 2012, we acquired an option, exercisable through February 7, 2014, to purchase the shares of one of the other shareholders of NSC for $1.0 million, along with an immediate power of attorney to vote those shares. If we do not exercise this option and purchase these shares, the other shareholder will receive sufficient additional shares in NSC to raise its ownership interest in NSC to 25%.

In May 2013, NSC purchased 12 hectares of land, which constitute most of the land required for the project, for $12.0 million, of which $2.0 million has been paid. The remaining $10.0 million balance for this purchase is due on May 15, 2014. In 2011, NSC entered into a purchase contract for the remaining 8.1 hectares of land on which the proposed plant would be constructed. In July 2012, NSC obtained an extension of this purchase contract through May 15, 2014 in exchange for prepayments of (i) $500,000 paid at signing of the extension and (ii) a further $500,000 paid in May 2013. NSC will be required to pay a balance of $6.98 million on May 15, 2014 to complete the purchase of this land.

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

We include the accounts of NSC in our consolidated financial statements. Included in our consolidated results of operations are general and administrative expenses from NSC, consisting of organizational, legal, accounting, engineering, consulting and other costs relating to NSC’s project development activities. Such expenses amounted to $512,565 and $398,347 for the three months ended June 30, 2013 and 2012, respectively, and $991,872 and $739,674 for the six months ended June 30, 2013 and 2012, respectively, and totaled approximately $6.4 million for the three year period ended December 31, 2012. The assets and liabilities of NSC included in our consolidated balance sheet amounted to approximately $3,552,000 and $157,000, respectively, as of June 30, 2013 and approximately $1,452,000 and $116,000, respectively, as of December 31, 2012.

We estimate that it will take at least through the second quarter of 2014 for NSC to complete all of the development activities (which include completing the site piloting plant activities, completing the purchase of the land for the plant, securing feed water and power supplies, completing the engineering and feasibility studies, negotiating customer contracts, obtaining required regulatory permits and arranging the project financing) necessary to commence construction of the plant. During the remainder of 2013, we expect to incur an additional $3.1 million in expenses for these project development activities. We expect to incur additional development expenses for this project in 2014. However, NSC may ultimately be unable to complete all of the activities necessary to begin construction of the project.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In June 2013, we issued 10,180 shares of preferred stock to 80 employees for services rendered. The issuance of the preferred stock to 74 of the employees was exempt from registration under Regulation S promulgated under the Securities Act of 1933 (the “Securities Act”) because the shares were issued outside of the United States to non-US persons (as defined in Regulation S). Six of the employees are US persons and the issuance of the shares to them was exempt under Section 4(2) of the Securities Act.

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

Date: August 9, 2013

