Form 10-Q
period 2013-09-30
CONSOLIDATED WATER CO LTD
filed 2013-11-12
CIK 928340

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

As of November 5, 2013, 14,646,948 shares of the registrant’s common stock, with US$0.60 par value, were outstanding.

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

Consolidated Water Co. Ltd.’s Netherlands subsidiary conducts business in US$ and euros, its Indonesian subsidiary conducts business in US$ dollars and Indonesian rupiahs, and its Mexico subsidiary conducts business in US$ and Mexican pesos. The exchange rates for conversion of euros, rupiahs and pesos into US$ vary based upon market conditions.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED WATER CO. LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2013	2012
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$30,823,185	$33,892,655
Certificate of deposit	5,000,000	-
Marketable securities	8,586,090	8,570,338
Accounts receivable, net	15,873,484	12,516,466
Inventory	1,325,247	1,757,601
Prepaid expenses and other current assets	2,666,949	2,709,185
Current portion of loans receivable	1,737,285	1,812,532
Total current assets	66,012,240	61,258,777

Property, plant and equipment, net	59,619,236	58,993,406
Construction in progress	854,064	2,612,800
Inventory, non-current	4,048,745	3,970,241
Loans receivable	7,751,561	9,028,279
Investment in OC-BVI	6,930,384	6,925,346
Intangible assets, net	1,185,827	1,455,015
Goodwill	3,499,037	3,499,037
Investment in land	12,025,566	-
Other assets	2,828,018	2,706,185
Total assets	$164,754,678	$150,449,086

LIABILITIES AND EQUITY
Current liabilities
Accounts payable and other current liabilities	$6,378,188	$5,883,666
Dividends payable	1,163,680	1,158,967
Current portion of long term debt	1,740,527	1,647,493
Land purchase obligation	10,050,000	-
Total current liabilities	19,332,395	8,690,126
Long term debt	3,887,895	5,205,167
Other liabilities	319,971	435,413
Total liabilities	23,540,261	14,330,706
Equity
Consolidated Water Co. Ltd. stockholders' equity
Redeemable preferred stock, $0.60 par value. Authorized 200,000 shares; issued and outstanding 38,468 and 30,265 shares, respectively	23,081	18,159
Class A common stock, $0.60 par value. Authorized 24,655,000 shares; issued and outstanding 14,646,132 and 14,593,011 shares, respectively	8,787,679	8,755,807
Class B common stock, $0.60 par value. Authorized 145,000 shares; none issued or outstanding	-	-
Additional paid-in capital	83,132,069	82,467,421
Retained earnings	47,169,242	42,965,179
Cumulative translation adjustment	(373,032)	(15,400)
Total Consolidated Water Co. Ltd. stockholders' equity	138,739,039	134,191,166
Non-controlling interests	2,475,378	1,927,214
Total equity	141,214,417	136,118,380
Total liabilities and equity	$164,754,678	$150,449,086

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONSOLIDATED WATER CO. LTD.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Retail water revenues	$5,023,591	$5,703,233	$17,598,200	$18,138,615
Bulk water revenues	10,239,552	10,031,176	30,258,814	30,313,063
Services revenues	175,438	105,727	706,144	347,964
Total revenues	15,438,581	15,840,136	48,563,158	48,799,642

Cost of retail revenues	2,661,463	2,798,560	8,366,391	8,720,675
Cost of bulk revenues	7,280,151	7,777,247	21,514,909	23,301,186
Cost of services revenues	270,082	29,335	836,945	183,238
Total cost of revenues	10,211,696	10,605,142	30,718,245	32,205,099
Gross profit	5,226,885	5,234,994	17,844,913	16,594,543
General and administrative expenses	4,308,851	4,089,575	11,472,549	11,052,833
Income from operations	918,034	1,145,419	6,372,364	5,541,710

Other income (expense):
Interest income	232,820	198,604	582,704	649,494
Interest expense	(117,242)	(146,880)	(374,512)	(737,330)
Profit sharing income from OC-BVI	20,250	-	335,361	-
Equity in earnings of OC-BVI	55,359	99,932	919,552	201,693
Other	(58,722)	69,999	93,955	225,166
Other income (expense), net	132,465	221,655	1,557,060	339,023
Net income	1,050,499	1,367,074	7,929,424	5,880,733
Income attributable to non-controlling interests	141,809	62,231	424,882	275,732
Net income attributable to Consolidated Water Co. Ltd. stockholders	$908,690	$1,304,843	$7,504,542	$5,605,001

Basic earnings per common share attributable to Consolidated Water Co. Ltd. common stockholders	$0.06	$0.09	$0.51	$0.38

Diluted earnings per common share attributable to Consolidated Water Co. Ltd. common stockholders	$0.06	$0.09	$0.51	$0.38
Dividends declared per common share	$0.075	$0.075	$0.225	$0.225

Weighted average number of common shares used in the determination of:
Basic earnings per share	14,644,740	14,580,946	14,626,755	14,576,790
Diluted earnings per share	14,734,916	14,617,195	14,682,186	14,604,398

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONSOLIDATED WATER CO. LTD.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Net Income	$1,050,499	$1,367,074	$7,929,424	$5,880,733
Other comprehensive income (loss)
Foreign currency translation adjustment	(303,195)	(6,259)	(357,632)	(6,259)
Total other comprehensive income (loss)	(303,195)	(6,259)	(357,632)	(6,259)
Comprehensive income (loss)	747,304	1,360,815	7,571,792	5,874,474
Comprehensive income attributable to the non-controlling interest	126,649	61,918	407,000	275,419

Comprehensive income attributable to Consolidated Water Co. Ltd. stockholders	$620,655	$1,298,897	$7,164,792	$5,599,055

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONSOLIDATED WATER CO. LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2013	2012
Net cash provided by (used in) operating activities	$8,566,551	$8,449,864

Cash flows from investing activities
Purchase of certificate of deposit	(5,000,000)	-
Additions to property, plant and equipment and construction in progress	(2,958,494)	(3,057,839)
Proceeds from sale of equipment	13,740	-
Distribution of earnings from OC-BVI	1,249,875	507,525
Collections on loans receivable	1,351,965	1,283,518
Payment for investment in land	(1,975,566)	-
Payment for NSC option agreement	-	(300,000)
Release of previously restricted cash balances	-	7,500,000
Net cash provided by (used in) investing activities	(7,318,480)	5,933,204

Cash flows from financing activities
Dividends paid	(3,295,765)	(3,283,164)
Issuance (repurchase) of redeemable preferred stock, net	9,313	1,154
Proceeds received from exercise of stock options	302,807	-
Principal repayments of long term debt	(1,283,427)	(9,709,821)
Capital contribution from non-controlling interest	142,105	135,000
Repayment of non-revolving credit facility	-	(7,500,000)
Net cash provided by (used in) financing activities	(4,124,967)	(20,356,831)

Effect of exchange rate changes on cash	(192,574)	(6,258)

Net increase (decrease) in cash and cash equivalents	(3,069,470)	(5,980,021)
Cash and cash equivalents at beginning of period	33,892,655	37,624,179
Cash and cash equivalents at end of period	$30,823,185	$31,644,158

Interest paid in cash	$294,603	$559,361

Non-cash investing and financing activities
Issuance of 10,180 and 10,033, respectively, of redeemable preferred stock for services rendered	$110,249	$77,856
Issuance of 11,131 and 10,800, respectively, shares of common stock for services rendered	$82,369	$92,664
Conversion (on a one-to-one basis) of 3,660 and 2,629, respectively, shares of redeemable preferred stock to common stock	$2,196	$1,577
Dividends declared but not paid	$1,101,345	$1,095,929
Obligation incurred for investment in land	$10,050,000	$-
Transfers from inventory to property, plant and equipment	$181,875	$139,507

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONSOLIDATED WATER CO. LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. Principal activity

Consolidated Water Co. Ltd., and its subsidiaries (collectively, the “Company”) use reverse osmosis technology to produce potable water from seawater. The Company processes and supplies water to customers in the Cayman Islands, Belize, The Bahamas and Indonesia. The Company sells water to a variety of customers, including public utilities, commercial and tourist properties, residential properties and government utilities. The base prices of water supplied by the Company and adjustments thereto are determined by the terms of the Company’s retail license and its bulk water supply contracts, which provide for adjustments based upon the movement in the government price indices specified in the license and contracts, as well as monthly adjustments for changes in the cost of energy. The Company also provides engineering, design and construction services for water plants, and manages and operates water plants owned by others.

2. Accounting policies

Basis of presentation:
The accompanying condensed consolidated financial statements include the accounts of the Company’s (i) wholly-owned subsidiaries, Aquilex, Inc., Cayman Water Company Limited (“Cayman Water”), Consolidated Water (Belize) Limited (“CW-Belize”), Ocean Conversion (Cayman) Limited (“OC-Cayman”), DesalCo Limited (“DesalCo”), Consolidated Water Cooperatief, U.A. (“CW-Coop”); and (ii) majority-owned subsidiaries Consolidated Water (Bahamas) Ltd. (“CW-Bahamas”), N.S.C. Agua, S.A. de C.V. (“NSC”), Consolidated Water (Asia) Pte. Ltd. (“CW-Asia”) and PT Consolidated Water Bali (“CW-Bali”). The Company’s investment in its affiliate, Ocean Conversion (BVI) Ltd. (“OC-BVI”), is accounted for using the equity method of accounting. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Foreign currency:
The Company’s reporting currency is the United States dollar (“US$”). The functional currency of the Company and its foreign subsidiaries (other than its majority-owned subsidiary, NSC) is the currency for each respective country. The functional currency for NSC is the US$. The exchange rates between the Cayman Islands dollar, the Belize dollar, the Bahamian dollar, and the Bermuda dollar are fixed to the US$. CW-Coop conducts business in US$ and euros, CW-Bali conducts business in US$ and Indonesian rupiahs, and NSC conducts business in US$ and Mexican pesos. The exchange rates for conversion of euros, rupiahs and pesos into US$ vary based upon market conditions. Net foreign currency gains (losses) arising from transactions conducted in foreign currencies were ($117,309) and $24,590 for the three months ended September 30, 2013 and 2012, respectively, and were ($84,614) and $44,521 for the nine months ended September 30, 2013 and 2012, respectively, and are included within Other income (expense) in the condensed consolidated statements of income.

Comprehensive income:
The Company accounts for comprehensive income (loss) in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 220, Comprehensive Income, which establishes standards for reporting and display of comprehensive income (loss) and its components in a full set of general-purpose financial statements. All items recognized under this statement of accounting standards as components of comprehensive income (loss) are required to be disclosed in the financial statements. Comprehensive income (loss) is defined as the change in equity during a period from transactions and other events from non-owner sources. Comprehensive income (loss) is the total of net income and other comprehensive income (loss) which, for the Company, is comprised entirely of foreign currency translation adjustments related to CW-Bali.

Comparative amounts:
Certain amounts reported in the financial statements issued in prior periods have been reclassified herein to conform to the current period’s presentation. These reclassifications had no effect on consolidated net income.

3. Fair value measurements

As of September 30, 2013 and December 31, 2012, the carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and other current liabilities, dividends payable and the land purchase obligation approximate their fair values due to the nature of these items and their short term maturities. Management considers that the carrying amounts for loans receivable and long term debt as of September 30, 2013 and December 31, 2012, approximate their fair values as the stated interest rates approximate market rates for similar instruments.

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

The following table presents the Company’s fair value hierarchy for assets and liabilities measured at fair value as of September 30, 2013 and December 31, 2012:

	September 30, 2013
	Level 1	Level 2	Level 3	Total
Assets:
Recurring
Certificate of deposit	$-	$5,000,000	$-	$5,000,000
Marketable securities	8,586,090	-	-	8,586,090
Total Recurring	$8,586,090	$5,000,000	$-	$13,586,090

Nonrecurring
Investment in OC-BVI	$-	$-	$6,930,384	$6,930,384

	December 31, 2012
	Level 1	Level 2	Level 3	Total
Assets:
Recurring
Marketable securities	$8,570,338	$-	$-	$8,570,338
Total Recurring	$8,570,338	$-	$-	$8,570,338

Nonrecurring
Investment in OC-BVI	$-	$-	$6,925,346	$6,925,346

A reconciliation of the beginning and ending balances for Level 3 investments for the nine months ended September 30, 2013:

Balance as of December 31, 2012	$6,925,346
Profit sharing and equity from earnings of OC-BVI	1,254,913
Distribution of earnings from OC-BVI	(1,249,875)
Balance as of September 30, 2013	$6,930,384

4. Segment information

The Company has three reportable segments: retail, bulk and services. The retail segment operates the water utility for the Seven Mile Beach and West Bay areas of Grand Cayman Island pursuant to an exclusive license granted by the Cayman Islands government. The bulk segment supplies potable water to government utilities in Grand Cayman, the Bahamas and Belize under long-term contracts. The services segment designs, constructs and sells desalination plants to third parties and provides desalination plant management and operating services to subsidiary and affiliated companies. Consistent with prior periods, the Company records all non-direct general and administrative expenses in its retail segment and does not allocate any of these non-direct expenses to its other two segments.

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

	Three Months Ended September 30, 2013
	Retail	Bulk	Services	Total
Revenues	$5,023,591	$10,239,552	$175,438	$15,438,581
Cost of revenues	2,661,463	7,280,151	270,082	10,211,696
Gross profit	2,362,128	2,959,401	(94,644)	5,226,885
General and administrative expenses	2,656,217	372,812	1,279,822	4,308,851
Income (loss) from operations	(294,089)	2,586,589	(1,374,466)	918,034
Other income, net				132,465
Consolidated net income				1,050,499
Income attributable to non-controlling interests				141,809
Net income attributable to Consolidated Water Co. Ltd. stockholders				$908,690

Depreciation and amortization expenses for the three months ended September 30, 2013 for the retail, bulk and services segments were $536,229, $805,641 and $73,181, respectively.

	Nine Months Ended September 30, 2013
	Retail	Bulk	Services	Total
Revenues	$17,598,200	$30,258,814	$706,144	$48,563,158
Cost of revenues	8,366,391	21,514,909	836,945	30,718,245
Gross profit	9,231,809	8,743,905	(130,801)	17,844,913
General and administrative expenses	7,966,975	1,136,021	2,369,553	11,472,549
Income (loss) from operations	1,264,834	7,607,884	(2,500,354)	6,372,364
Other income, net				1,557,060
Consolidated net income				7,929,424
Income attributable to non-controlling interests				424,882
Net income attributable to Consolidated Water Co. Ltd. stockholders				$7,504,542

Depreciation and amortization expenses for the nine months ended September 30, 2013 for the retail, bulk and services segments were $1,555,128, $2,337,766 and $219,544, respectively.

	As of September 30, 2013
	Retail	Bulk	Services	Total
Property plant and equipment, net	$26,351,507	$32,706,916	$560,813	$59,619,236
Construction in progress	$675,413	$26,635	$152,016	$854,064
Goodwill	$1,170,511	$2,328,526	$-	$3,499,037
Investment in land	$-	$-	$12,025,566	$12,025,566
Total assets	$59,148,079	$90,394,680	$15,211,919	$164,754,678

	Three Months Ended September 30, 2012
	Retail	Bulk	Services	Total
Revenues	$5,703,233	$10,031,176	$105,727	$15,840,136
Cost of revenues	2,798,560	7,777,247	29,335	10,605,142
Gross profit	2,904,673	2,253,929	76,392	5,234,994
General and administrative expenses	3,241,323	316,240	532,012	4,089,575
Income (loss) from operations	(336,650)	1,937,689	(455,620)	1,145,419
Other income, net				221,655
Consolidated net income				1,367,074
Income attributable to non-controlling interests				62,231
Net income attributable to Consolidated Water Co. Ltd. stockholders				$1,304,843

Depreciation and amortization expenses for the three months ended September 30, 2012 for the retail, bulk and services segments were $524,401, $1,291,550 and $73,280, respectively.

	Nine Months Ended September 30, 2012
	Retail	Bulk	Services	Total
Revenues	$18,138,615	$30,313,063	$347,964	$48,799,642
Cost of revenues	8,720,675	23,301,186	183,238	32,205,099
Gross profit	9,417,940	7,011,877	164,726	16,594,543
General and administrative expenses	8,730,075	953,004	1,369,754	11,052,833
Income (loss) from operations	687,865	6,058,873	(1,205,028)	5,541,710
Other income, net				339,023
Consolidated net income				5,880,733
Income attributable to non-controlling interests				275,732
Net income attributable to Consolidated Water Co. Ltd. stockholders				$5,605,001

Depreciation and amortization expenses for the nine months ended September 30, 2012 for the retail, bulk and services segments were $1,576,626, $3,845,642 and $207,338, respectively.

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

The following summarizes information related to the computation of basic and diluted EPS for the three and nine months ended September 30, 2013 and 2012.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income attributable to Consolidated Water Co. Ltd. Common stockholders	$908,690	$1,304,843	$7,504,542	$5,605,001
Less: preferred stock dividends	(2,885)	(2,270)	(8,655)	(6,810)

Net income available to common shares in the determination of basic earnings per common share	$905,805	$1,302,573	$7,495,887	$5,598,191

Weighted average number of common shares in the determination of basic earnings per common share attributable to Consolidated Water Co. Ltd. common stockholders	14,644,740	14,580,946	14,626,755	14,576,790
Plus:
Weighted average number of preferred shares outstanding during the period	39,680	31,504	33,888	25,980
Potential dilutive effect of unexercised options	50,496	4,745	21,543	1,628

Weighted average number of shares used for determining diluted earnings per common share attributable to Consolidated Water Co. Ltd. common stockholders	14,734,916	14,617,195	14,682,186	14,604,398

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

The Company’s equity investment in OC-BVI amounted to $6,930,384 and $6,925,346 as of September 30, 2013 and December 31, 2012, respectively.

Until 2009, substantially all of the water sold by OC-BVI to the Ministry was initially supplied under a Water Supply Agreement dated May 1990 (the “1990 Agreement”) and was produced by one desalination plant with a capacity of 1.7 million gallons per day located at Baughers Bay, Tortola (the “Baughers Bay plant”). As discussed later in this Note (see “Baughers Bay dispute”), the BVI government assumed the operating responsibilities for the Baughers Bay plant in March 2010. During 2007, OC-BVI completed the construction of a desalination plant with a capacity of 720,000 gallons per day located at Bar Bay, Tortola (the “Bar Bay plant”). OC-BVI and the BVI government executed a definitive seven-year contract (the “Bar Bay Agreement”) for this plant on March 4, 2010. Under the terms of the Bar Bay Agreement, OC-BVI is required to deliver up to 600,000 gallons of water per day to the BVI government from the Bar Bay plant. The Bar Bay Agreement includes a seven-year extension option exercisable by the BVI government and required OC-BVI to complete a storage reservoir on the BVI government site by no later than March 4, 2011. OC-BVI has not commenced construction of this storage reservoir due to the BVI government’s failure to pay the invoices for the water provided by the Bar Bay plant on a timely basis.

Summarized financial information of OC-BVI is presented as follows:

	September 30,	December 31,
	2013	2012
Current assets	$3,401,845	$3,033,939
Non-current assets	6,099,598	6,730,121
Total assets	$9,501,443	$9,764,060

	September 30,	December 31,
	2013	2012
Current liabilities	$641,060	$937,965
Non-current liabilities	1,745,550	1,743,077
Total liabilities	$2,386,610	$2,681,042

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues	$1,174,629	$1,073,610	$3,588,203	$3,227,022
Gross Profit	$403,815	$434,365	$1,403,346	$1,095,653
Income from operations	$175,386	$231,820	$679,085	$368,196
Other income (expense), net (1)	$(40,500)	$4,232	$1,456,480	$122,150
Net income attributable to controlling interests	$127,175	$229,570	$2,112,455	$463,343

(1)	Includes a payment received of $2.0 million on a court judgment for the nine months ended September 30, 2013 – See “Baughers Bay dispute.”

The Company recognized $55,359 and $99,932 in earnings from its equity investment in OC-BVI for the three months ended September 30, 2013 and 2012, respectively. The Company recognized $919,552 and $201,693 in earnings from its equity investment in OC-BVI for the nine months ended September 30, 2013 and 2012, respectively. The Company recognized $20,250 in profit sharing income from its profit sharing agreement with OC-BVI for the three months ended September 30, 2013 and no profit sharing income for the three months ended September 30, 2012. The Company recognized $335,361 in profit sharing income from its profit sharing agreement with OC-BVI for the nine months ended September 30, 2013 and no profit sharing income for the nine months ended September 30, 2012.

For the three months ended September 30, 2013 and 2012, the Company recognized approximately $175,438 and $105,727, respectively, in revenues from its management services agreement with OC-BVI. For the nine months ended September 30, 2013 and 2012, the Company recognized approximately $660,734 and $347,964, respectively, in revenues from its management services agreement with OC-BVI. The Company’s recorded value of this management services agreement, which is reflected as an intangible asset on the Company’s condensed consolidated balance sheet, was approximately $321,000 and $428,000 as of September 30, 2013 and December 31, 2012, respectively.

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

The Court issued its rulings with respect to this litigation in September 2009. The Court determined that (i) the BVI government was entitled to immediate ownership and possession of the Baughers Bay plant and dismissed OC-BVI’s claim for compensation of approximately $4.7 million for the expenditures made to expand the production capacity of the plant; (ii) OC-BVI was entitled to full payment of water invoices issued up to December 20, 2007, which had been calculated under the terms of the original 1990 Agreement; and (iii) OC-BVI was entitled to the amount of $10.4 million for water produced by OC-BVI from the Baughers Bay plant subsequent to December 20, 2007. Under the Court order, the BVI government made a payment of $2.0 million to OC-BVI during the fourth quarter of 2009, a second payment of $2.0 million during 2010 and a third payment of $1.0 million in 2011.

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

On June 30, 2012, the Appellate Court issued its final amended and corrected ruling with respect to the Baughers Bay litigation. This ruling dismissed the BVI government’s appeal against the previous judgment of the Court awarding $10.4 million for the water supplied, and also awarded OC-BVI compensation for improvements made to the plant in the amount by which the value of the Baughers Bay plant at the date OC-BVI transferred possession of the plant to the BVI government exceeded $1.42 million (the purchase price for the Baughers Bay plant under the 1990 Agreement). OC-BVI was also awarded all of its court costs at the trial level and two-thirds of such costs incurred on appeal. Prior to the final ruling, the BVI government had paid only $5.0 million of the original $10.4 million, and the remaining $5.4 million amount due had increased to approximately $6.7 million by the fourth quarter of 2012 due to the court costs awarded by the Appellate Court and the accrued interest due on the aggregate unpaid balance. The BVI government paid OC-BVI $4.7 million of this amount during the fourth quarter of 2012 and the remaining $2.0 million in January 2013. These amounts paid by the BVI government were recognized in OC-BVI’s earnings in accordance with the cash basis of accounting.

The Appellate Court has yet to determine what amount, if any, must be paid by the BVI government to OC-BVI for the value of the Baughers Bay plant at the date OC-BVI transferred possession of the plant to the BVI government.

7. NSC Agua

In May 2010, the Company acquired, through its wholly-owned Netherlands subsidiary, Consolidated Water Cooperatief, U.A., a 50% interest in N.S.C. Agua, S.A. de C.V., (“NSC”) a Mexican company. The Company has since purchased, through the conversion of a previous loan to NSC, sufficient shares to raise its ownership interest in NSC to 99.9%. NSC was formed to pursue a project encompassing the construction, operation and minority ownership of a 100 million gallon per day seawater reverse osmosis desalination plant to be located in northern Baja California, Mexico and an accompanying pipeline to deliver water to the Mexican potable water infrastructure and the U.S. border. The Company believes such a project can  be successful due to what the Company anticipates will be a growing need for a new potable water supply for the areas of northern Baja California, Mexico and Southern California, United States. To complete this project, the Company has engaged two engineering groups with extensive regional and/or technical experience and has partnered with Doosan Heavy Industries and Construction (“DHIC”), a global leader in the engineering, procurement and construction of large seawater desalination plants. Once completed, the Company expects to participate in the operation of  the plant and pipeline and also expects to retain a minority ownership position in the project. NSC is in the development stage, and is presently seeking contracts for the electric power and feed water sources for the plant’s proposed operations, and is conducting (under a Memorandum of Understanding with DHIC) an equipment piloting plant and water quality data collection program at the proposed feed water source.  In addition to completing these activities, NSC will be required to accomplish various other steps before it can commence construction of the plant and pipeline including, but not limited to, completing the purchases of land required for the project, obtaining approvals and permits from various governmental agencies in Mexico and the United States, securing contracts with its proposed customers to sell water in sufficient quantities and at prices that make the project financially viable, and obtaining equity and debt financing for the project. NSC’s potential customers will also be required to obtain various governmental permits and approvals in order to purchase water from NSC.

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

In 2011, NSC entered into a purchase contract for 8.1 hectares of land on which the proposed plant would be constructed. In July 2012, NSC obtained an extension of this purchase contract through May 15, 2014 in exchange for prepayments of (i) $500,000 paid at signing of the extension and (ii) a further $500,000 paid in May 2013. NSC is required to pay a balance of $6.98 million on May 15, 2014 to complete the purchase of this land. In May 2013, NSC purchased an additional 12 hectares of land, which constitute most of the land required for the project, for $12 million, of which $2 million has been paid. The remaining $10 million balance for this purchase is due on May 15, 2014.

In August 2012, NSC and DHIC extended their Memorandum of Understanding for 18 months from August 19, 2012, pursuant to which DHIC installed and operated an equipment piloting plant and collected water quality data from the proposed feed water source site in Rosarito Beach, Baja California, Mexico. This amended Memorandum of Understanding requires that NSC negotiate exclusively with DHIC for the construction of the 100 million gallon per day seawater reverse osmosis desalination plant and further requires payment by NSC to DHIC of up to $500,000 as compensation for the operation and maintenance of the equipment piloting plant should NSC not award the engineering, procurement and construction contract for the project to DHIC. This first phase of the pilot plant testing program was completed in October 2013. NSC is currently developing additional sampling protocols to comply with regulatory requirements in the U.S. and Mexico, and is also coordinating with regulators to assess the need, if any, for further process piloting.

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

The Company includes the accounts of NSC in its consolidated financial statements. Included in the Company’s consolidated results of operations are general and administrative expenses from NSC, consisting of organizational, legal, accounting, engineering, consulting and other costs relating to NSC’s project development activities. Such expenses amounted to $1,231,419 and $482,015 for the three months ended September 30, 2013 and 2012, respectively, and $2,223,291 and $1,221,689 for the nine months ended September 30, 2013 and 2012, respectively, and totaled approximately $6.4 million for the three year period ended December 31, 2012. The assets and liabilities of NSC included in the Company’s condensed consolidated balance sheet amounted to approximately $13,710,000 and $10,343,000, respectively, as of September 30, 2013 and approximately $1,452,000 and $116,000, respectively, as of December 31, 2012.

The Company has determined that completing NSC’s development activities will require significant additional funding and the Company may incur significant development expenses in the future for this project. The Company estimates that it will take at least through the third quarter of 2014 for NSC to complete all of the development activities (which include completing the site piloting plant activities, completing the purchase of the land for the plant, securing feed water and power supplies, completing the engineering and feasibility studies, negotiating customer contracts, obtaining the required rights-of-way and regulatory permits and arranging the project financing) necessary to commence construction of the plant and pipeline. However, NSC may ultimately be unable to complete all of the activities necessary to begin construction of the project.

8. Contingencies

Renewal of Retail License

In the Cayman Islands, the Company provides water to retail customers under a license issued to Cayman Water in July 1990 by the Cayman Islands government that grants the Company the exclusive right to provide water to retail customers within its licensed service area. The Company’s service area is comprised of an area on Grand Cayman that includes the Seven Mile Beach and West Bay areas, two of the three most populated areas in the Cayman Islands. For the three months ended September 30, 2013 and 2012, the Company generated approximately 33% and 36%, respectively, of its consolidated revenues and 45% and 55%, respectively, of its consolidated gross profits from the retail water operations conducted pursuant to its exclusive license. For the nine months ended September 30, 2013 and 2012, the Company generated approximately 36% and 37% of its consolidated revenues and 52% and 57%, respectively, of its consolidated gross profits from the retail water operations conducted pursuant to its exclusive license. If Cayman Water is not in default of any terms of the license, the Company has a right of first refusal to renew the license on terms that are no less favorable than those that the government offers to any third party.

This license was set to expire on July 10, 2010; however, the Company and the Cayman Islands government have agreed to extend the license several times in order to provide sufficient time to negotiate the terms of a new license agreement. The most recent extension of the Company’s license expires June 30, 2014.

In February 2011, the Water (Production and Supply) Law, 2011 (which replaces the Water (Production and Supply) Law (1996 Revision) under which the Company is licensed) and the Water Authority (Amendment) Law, 2011 (collectively, the “New Laws”) were published and are now in full force and effect. Under the New Laws, the Water Authority-Cayman (“WAC”) issues any new license, which could include the rate of return on invested capital model discussed below.

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

In July 2012, in an effort to resolve several issues relating to the retail license renewal negotiations, the Company filed an Application for Leave to Apply for Judicial Review (the “Application”) with the Grand Court of the Cayman Islands (the “Grand Court”), stating that: (i) certain provisions of the Water Authority (Amendment) Law, 2011 and the Water (Production and Supply) Law, 2011, appear to be incompatible, (ii) the WAC’s roles as the principal license negotiator, statutory regulator and the Company’s competitor put the WAC in a position of hopeless conflict, and (iii) the WAC’s decision to replace the rate structure under the Company’s current exclusive license with RCAM was predetermined and unreasonable.

Throughout the course of the retail license renewal negotiations, the Company has objected to the use of RCAM on the basis that it believes such a model would not promote the efficient operation of its water utility and could ultimately increase water rates to its customers.

In October 2012, the Company was notified that the Grand Court has agreed to consider the issues raised by the Company in the Application. As a result, the Company, the Cayman Islands government and the WAC will have the opportunity to present their positions to the Grand Court in a trial proceeding. The Company has been notified by the Grand Court that the first hearing for this judicial review has been scheduled for April 1-2, 2014.

In August 2013, the Company met with representatives of the Cayman Islands Government and the WAC to discuss the status of its license negotiations. As a result of this meeting, all parties agreed to await the outcome of the pending judicial review before recommencing any meaningful negotiations on the license. Subsequently, the water utility license on Grand Cayman was extended until June 30, 2014 to allow additional time for the judicial review proceedings to conclude.

If the Company does not ultimately enter into a new license agreement and no other party is awarded a license, the Company expects to be permitted to continue to supply water to its service area.

It is possible that the Cayman Islands government could offer a third party a license to service some or all of the Company’s present service area. In such event, the Company may assume the license offered to the third party by exercising its right of first refusal. However, the terms of any new license agreement may not be as favorable to the Company as the terms under which it is presently operating.  The Company is presently unable to determine what impact the resolution of this matter will have on its financial condition, results of operations or cash flows.

CW-Belize

By Statutory Instrument No. 81 of 2009, the Minister of Public Utilities of the government of Belize published an order, the Public Utility Provider Class Declaration Order, 2009 (the “Order”), which as of May 1, 2009 designated CW-Belize as a public utility provider under the laws of Belize. With this designation, the Public Utilities Commission of Belize (the “PUC”) has the authority to set the rates charged by CW-Belize and to otherwise regulate its activities. On November 1, 2010, CW-Belize received a formal complaint from the PUC alleging that CW-Belize was operating without a license under the terms of the Water Industry Act. CW-Belize applied for this license in December 2010. On July 29, 2011, the PUC issued the San Pedro Public Water Supply Quality and Security Complaint Order (the “Second Order”) which among other things requires that (i) CW-Belize and its customer jointly make a submission to the responsible Minister requesting that the area surrounding CW-Belize’s seawater abstraction wells be designated a forest reserve or national park and be designated a Controlled Area under section 58 of the Water Industry Act, (ii) CW-Belize submit an operations manual for CW-Belize’s desalination plant to the PUC for approval, (iii) CW-Belize and its customer modify the water supply agreement between the parties to (a) include new water quality parameters included in the Order and (b) cap the current exclusive water supply arrangement in the agreement at a maximum of 450,000 gallons per day, (iv) CW-Belize keep a minimum number of replacement seawater RO membranes in stock at all times and (v) CW-Belize take possession of and reimburse the PUC for certain equipment which the PUC purchased from a third-party in late 2010. CW-Belize has applied for declaratory judgment and has been granted a temporary injunction to stay the enforcement of the Second Order by the PUC until such time as the matter could be heard by the Belize courts. The initial hearing on this matter was conducted on October 30 and 31, 2012 with an additional hearing on November 29, 2012. The ruling on this case is pending. The Company is presently unable to determine what impact the outcome of this matter will have on its results of operations, financial position or cash flows.

Windsor Plant Water Supply Agreement

CW-Bahamas provides bulk water to the Water and Sewerage Corporation of The Bahamas (“WSC”), which distributes the water through its own pipeline system to residential, commercial and tourist properties on the Island of New Providence. Pursuant to a water supply agreement, CW-Bahamas is required to provide the WSC with at least 16.8 million gallons per week of potable water from the Windsor plant, and the WSC has contracted to purchase at least that amount from CW-Bahamas on a take-or-pay basis. This water supply agreement expired when CW-Bahamas delivered the total amount of water required under the agreement in July 2013.

At the conclusion of the agreement, the WSC has the option to (i) extend the agreement for an additional five years at a rate to be negotiated; (ii) exercise a right of first refusal to purchase any materials, equipment and facilities that CW-Bahamas intends to remove from the site at a purchase price to be negotiated; or (iii) require CW-Bahamas to remove all materials, equipment and facilities from the site. At the request of the government of The Bahamas, CW-Bahamas continues to operate the Windsor plant to provide the government of The Bahamas with additional time to decide whether or not it will extend CW-Bahamas’ water supply agreement for the Windsor plant on a long term basis. The Company is presently unable to determine if CW-Bahamas’ water supply agreement for its Windsor plant will be extended or, if extended, on what terms. CW-Bahamas generated approximately $1.9 million, $5.5 million and $7.5 million in revenues from the operation of this plant during the three and nine months ended September 30, 2013 and the year ended December 31, 2012, respectively.

The outcome of any of these three contingencies could materially reduce the operating income and cash flows that the Company has historically generated and could require the Company to record an impairment charge to reduce the $3,499,035 carrying value of its goodwill. Such impairment charge could have a material adverse impact on the Company’s results of operations.

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

As a quoted market price for OC-BVI’s stock is not available, to test for possible impairment of our investment in OC-BVI, we estimate its fair value through the use of the discounted cash flow method, which relies upon seven-year discrete projections of OC-BVI’s operating results, working capital and capital expenditures. The use of this method requires us to estimate the cash flows from OC-BVI’s Bar Bay plant. For the year ended December 31, 2011 and prior years, the use of this method also required us to estimate the cash flows OC-BVI expected to obtain from the resolution of its dispute and resulting litigation with the BVI government over the ownership and operation of the Baughers Bay plant by (i) identifying various possible outcomes of the Baughers Bay litigation and estimating the cash flows associated with each possible outcome; and (ii) assigning a probability to each Baughers Bay outcome and associated expected cash flows based upon discussions held by OC-BVI’s management with the BVI government and OC-BVI’s legal counsel. The resulting probability weighted sum represented the expected cash flows, and our best estimate of future cash flows, to be derived by OC-BVI from the Baughers Bay litigation. This sum was then added to OC-BVI’s estimated cash flows from its Bar Bay plant and the total was present-valued to estimate OC-BVI’s fair value.

The identification of the possible outcomes for the Baughers Bay dispute, the projections of cash flows for each outcome, and the assignment of relative probabilities to each outcome all represented significant estimates made by us. While we used our best judgment to identify the possible outcomes and expected cash flows for these outcomes and assign relative probabilities to each outcome, these estimates were by their nature highly subjective and were also subject to material change by our management over time based upon additional information from OC-BVI’s management and legal counsel, and any change in the status of OC-BVI’s litigation with the BVI government. After considering the September and October 2009 rulings of the Eastern Caribbean Supreme Court (the “Court”) relating to the Baughers Bay litigation and an announcement by the BVI government in February 2010 that it had signed a contract with another company to construct and operate a plant to provide potable water to the greater Tortola area served by the Baughers Bay plant, we determined that the carrying value of our investment in OC-BVI exceeded the estimated fair value for our investment in OC-BVI and therefore recognized impairment losses aggregating approximately $4.7 million for the year ended December 31, 2009.

The remaining carrying value of our investment in OC-BVI of $6.6 million as of December 31, 2011 assumed that the BVI government would ultimately pay OC-BVI the full amount awarded by the Court in its 2009 rulings and fulfill its obligations to purchase water under the Bar Bay plant agreement. In June 2012, the Eastern Caribbean Court of Appeals issued the final ruling with respect to the Baughers Bay litigation. This ruling dismissed the BVI government’s appeal against the previous judgment of the Court awarding $10.4 million for the water supplied, and also awarded OC-BVI compensation for improvements made to the plant in the amount equal to the difference between (i) the value of the Baughers Bay plant at the date OC-BVI transferred possession of the plant to the BVI government and (ii) $1.42 million (the purchase price for the Baughers Bay plant under the 1990 Agreement). OC-BVI was also awarded all of its court costs at the trial level and two-thirds of such costs incurred on appeal. Prior to the final ruling, the BVI government had paid only $5.0 of the original $10.4 million, and the remaining $5.4 million amount due had increased to approximately $6.7 million by the fourth quarter of 2012 due to the court costs awarded by the Appellate Court and the accrued interest due on the aggregate unpaid balance. The BVI government paid OC-BVI $4.7 million of this amount during the fourth quarter of 2012 and the remaining $2.0 million in January 2013.

The remaining carrying value of our investment in OC-BVI of $6.9 million as of September 30, 2013 assumes that the BVI government will honor its obligations under the Bar Bay plant water supply agreement and that the Bar Bay plant will continue to supply water beyond the initial term of this agreement. The BVI government is OC-BVI’s sole customer and all of its revenues are generated from the Bar Bay plant. If the BVI government fails to honor the terms of this agreement, elects not to renew it, or for any other reason ceases purchasing water from the Bar Bay plant, our future actual cash flows from OC-BVI will be materially less than our current expectations for its cash flows and we will be required to record an additional loss to reduce the carrying value of our investment in OC-BVI. Such impairment loss would reduce our earnings and could have a material adverse impact on our results of operations and financial condition.

Goodwill and intangible assets. Goodwill represents the excess cost over the fair value of the assets of an acquired business. Goodwill and intangible assets with an indefinite useful life that are acquired in a business combination are not amortized, but are tested for impairment at least annually. Intangible assets with estimable useful lives are amortized over their respective estimated useful lives to their estimated residual values and reviewed periodically for impairment. We evaluate the possible impairment of goodwill annually as part of our reporting process for the fourth quarter of each fiscal year. Management identifies our reporting units and determines the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units. We determine the fair value of each reporting unit and compare the fair value to the carrying amount of the reporting unit. If the carrying amount of the reporting unit exceeds the fair value of the reporting unit, we are required to perform the second step of the impairment test, as this is an indication that the reporting unit goodwill may be impaired. In this step, we compare the implied fair value of the reporting unit goodwill with the carrying amount of the reporting unit goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit to all the assets (recognized and unrecognized) and liabilities of the reporting unit in a manner similar to a purchase price allocation. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. If the implied fair value is less than its carrying amount, an impairment loss is recorded to reduce the carrying amount of the reporting unit to such implied fair value.

For the years in the three-year period ended December 31, 2012, we estimated the fair value of our reporting units by (i) applying the discounted cash flow method, (ii) the subject company stock price method, (iii) the guideline public company method, (iv) the mergers and acquisitions method and, on an exception basis and where necessary and appropriate, (v) the net asset value method.

The discounted cash flow method relied upon seven-year discrete projections of operating results, working capital and capital expenditures, along with a terminal value subsequent to the discrete period. These seven-year projections were based upon historical and anticipated future results, general economic and market conditions, and considered the impact of planned business and operational strategies. The discount rates for the calculations represented the estimated cost of capital for market participants at the time of each analysis. In preparing these seven-year projections for 2012 for our retail unit we (i) identified various possible outcomes of our on-going negotiations with the Cayman Islands government for the renewal of our retail license; (ii) estimated the cash flows associated with each possible outcome; and (iii) assigned a probability to each outcome and associated estimated cash flows. The weighted average estimated cash flows were then summed to determine the overall fair value of the retail unit under this method. The possible outcomes used for the discounted cash flow method for the retail unit included the implementation of a rate of return on invested capital model, the methodology proposed by Cayman Islands government representatives for the new retail license.

We also estimated the fair value of each of our reporting units for each of the years in the three-year period ended December 31, 2012 through reference to the quoted market prices for our Company and guideline companies and the market multiples implied by guideline merger and acquisition transactions. For the year ended December 31, 2012, we also relied upon net asset values to estimate the fair value of our services unit.

We weighted the fair values estimated for each of our reporting units under each method and summed such weighted fair values to estimate the overall fair value for each reporting unit. In recognition of the fact that our common stock has traded at prices less than its book value per share during the past two years, we changed the relative weightings for 2012 from those used for 2011 to increase the weightings applied to those methods that resulted in more conservative estimates of fair value. The respective weightings we applied to each method for the years ended December 31, 2012 and 2011 are as follows:

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

We also performed an analysis reconciling our fair value conclusions for our reporting units to our market capitalization at October 1, 2012. This reconciliation resulted in an implied control premium for our Company of 32.6%.

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

Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012

Consolidated Results

Net income attributable to our common stockholders for the three months ended September 30, 2013 was $908,690 ($0.06 per share on a fully-diluted basis), as compared to $1,304,843 ($0.09 per share on a fully-diluted basis) for the three months ended September 30, 2012.

Total revenues for the three months ended September 30, 2013 decreased to $15,438,581 from the $15,840,136 in revenues generated for the three months ended September 30, 2012, due to a decrease in revenues for the retail segment. Gross profit for the three months ended September 30, 2013 was $5,226,885 or 34% of total revenues, as compared to $5,234,994, or 33% of total revenues, for the three months ended September 30, 2012, as gross profit for the bulk segment increased while the gross profit for the retail and services segments decreased. For further discussion of revenues and gross profit for the three months ended September 30, 2013, see the “Results by Segment” analysis that follows.

General and administrative (“G&A”) expenses on a consolidated basis were $4,308,851 and $4,089,575 for the three months ended September 30, 2013 and 2012, respectively. For 2013 as compared to 2012, project development expenses incurred by our Mexico subsidiary, N.S.C. Agua, S.A. de C.V., (“NSC”) increased by approximately $749,000, directors’ fees and expenses increased by approximately $46,000, and employee costs were approximately $74,000 higher due to base salary increases. Serving to partially offset these increases was a decrease for 2013 of approximately $481,000 in the expenses incurred for our business development activities that were not related to NSC and a decrease of approximately $205,000 in professional fees.

Interest income increased to $232,820 for the three months ended September 30, 2013 from $198,604 for the three months ended September 30, 2012, as a result of an increase in interest earning bank balances.

Interest expense for the three months ended September 30, 2013 and 2012 was $117,242 and $146,880, respectively. The decrease in interest expense for 2013 reflects the declining principal balance on our bonds payable.

We recognized earnings and profit sharing on our investment in OC-BVI for the three months ended September 30, 2013 and 2012 of $75,609 and $99,932, respectively.

Results by Segment

Retail Segment:

The retail segment incurred a loss from operations of ($294,089) and ($336,650) for the three months ended September 30, 2013 and 2012, respectively.

Revenues generated by our retail water operations were $5,023,591 and $5,703,233 for the three months ended September 30, 2013 and 2012, respectively. The decrease in retail revenues from 2012 to 2013 resulted from a decrease in the total gallons of water sold by the retail segment of approximately 13%. This decrease in volume of gallons sold reflects lower purchases by some of our larger customers, possibly due to rainfall amounts for 2013 that exceeded 2012 amounts by approximately 10%.

Retail segment gross profit was $2,362,128 (47% of revenues) and $2,904,673 (51% of revenues) for the three months ended September 30, 2013 and 2012, respectively. The decrease in retail gross profit was primarily due to the decrease in revenues from 2012 to 2013 as the majority of our retail segment’s cost of revenues are relatively fixed in nature.

Consistent with prior periods, we record all non-direct G&A expenses in our retail business segment and do not allocate any of these non-direct costs to our other two business segments. Retail segment G&A expenses for the three months ended September 30, 2013 and 2012 were $2,656,217 and $3,241,323, respectively.  G&A expenses decreased from 2012 to 2013 primarily due to a decrease of approximately $481,000 in non-NSC business development expenses along with a decrease of approximately $220,000 in professional fees, partially offset by an increase in directors’ fees and expenses of approximately $24,000 and higher employee costs of approximately $39,000 due to base salary increases.

During the latter half of 2012, we commenced, through our subsidiary, PT Consolidated Water Bali, the construction of a seawater reverse osmosis (“SWRO”) plant in Nusa Dua, one of the primary tourist areas of Bali, Indonesia. We believe the water demands of the tourist resorts in Nusa Dua will soon exceed the water supplies that can be provided to the area by the local public water utility, and that other areas of Bali will also eventually experience fresh water shortages. However, as SWRO has not been employed to any meaningful extent in Bali, we concluded that to obtain customers in Bali we must first demonstrate the viability of SWRO as well as our capabilities and expertise. Consequently, we elected to construct this plant before obtaining commitments for most of its production. We believe sufficient demand exists in Nusa Dua to enable us to sell all of the plant’s capacity, although we cannot assure that we will be able to do so. The capital investment for this plant is estimated at approximately $5.0 million, which will fund production capacity of approximately 750,000 gallons per day. As of September 30, 2013, capitalized costs for this plant amounted to approximately $3.0 million. The revenues we generated from this plant amounted to approximately $67,000 for the three months ended September 30, 2013.

Bulk Segment:

The bulk segment contributed $2,586,589 and $1,937,689 to our income from operations for the three months ended September 30, 2013 and 2012, respectively.

Bulk segment revenues were $10,239,552 and $10,031,176 for the three months ended September 30, 2013 and 2012, respectively. In January 2013, our operating agreement with the Water Authority-Cayman for their Lower Valley plant on Grand Cayman Island expired. We generated approximately $494,000 in revenues from the operation of the Lower Valley plant during the three months ended September 30, 2012. Revenue increases from the remainder of our bulk operations in the Cayman Islands, The Bahamas and Belize served to offset the lost Lower Valley plant revenues.

Bulk segment gross profit was $2,959,401 (29% of revenues) and $2,253,929 (22% of revenues) for the three months ended September 30, 2013 and 2012, respectively. The improvement in gross profit dollars from 2012 to 2013 reflects improved margins for our bulk operations and a reduction of approximately $484,000 in depreciation expense, as certain assets reached the end of their depreciable lives during the fourth quarter of 2012 and early 2013. Gross profit as percentage of sales improved from 2012 to 2013 due to the reduction in depreciation expense and the elimination of the relatively low gross profit margin earned on the operation of the Lower Valley plant.

Bulk segment G&A expenses were $372,812 and $316,240 for the three months ended September 30, 2013 and 2012, respectively. The increase for 2013 reflects a $35,000 increase in employee costs and a $22,000 increase in director’s fees.

We supplied the aggregate amount of water contracted by the Water & Sewerage Corporation of The Bahamas under the water supply agreement for our Windsor plant in July 2013, at which time such agreement expired. See further discussion at “Material Commitments, Expenditures and Contingencies.”

Services Segment:

The services segment incurred losses from operations of ($1,374,466) and ($455,620) for the three months ended September 30, 2013 and 2012, respectively. We expect our services segment to continue to incur losses from operations while we continue to fund the project development activities of NSC and/or until such time as we obtain significant new management services or plant construction contracts with external customers.

Services segment revenues were $175,438 and $105,727 for the three months ended September 30, 2013 and 2012, respectively. Services revenues increased from 2012 to 2013 due to an increase in revenues earned under the management services agreement with OC-BVI.

Our services segment generated a negative gross profit of ($94,644) for the three months ended September 30, 2013 as compared to a gross profit of $76,392 for the three months ended September 30, 2012. The reduction in gross profit for 2013 reflects higher engineering expenses and greater employee costs.

G&A expenses for the services segment were $1,279,822 and $532,012 for the three months ended September 30, 2013 and 2012, respectively. The increase in G&A expenses for 2013 as compared to 2012 is attributable to an increase of approximately $749,000 in the project development activities of NSC.

Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012

Consolidated Results

Net income attributable to our common stockholders for the nine months ended September 30, 2013 was $7,504,542 ($0.51 per share on a fully-diluted basis) as compared to $5,605,001 ($0.38 per share on a fully-diluted basis) for the nine months ended September 30, 2012.

Total revenues for the nine months ended September 30, 2013 decreased to $48,563,158 from the $48,799,642 in revenues generated for the nine months ended September 30, 2012, due to a decrease in revenues for the retail and bulk segments. Gross profit for the nine months ended September 30, 2013 was $17,844,913 or 37% of total revenues, as compared to $16,594,543, or 34% of total revenues, for the nine months ended September 30, 2012, as gross profit for the bulk segment increased while the gross profit for the services and retail segments decreased. For further discussion of revenues and gross profit for the nine months ended September 30, 2013, see the “Results by Segment” analysis that follows.

General and administrative (“G&A”) expenses on a consolidated basis were $11,472,549 and $11,052,833 for the nine months ended September 30, 2013 and 2012, respectively. For 2013 as compared to 2012, project development expenses incurred by NSC increased by approximately $1.0 million, directors’ fees and expenses increased by approximately $151,000, and employee costs were approximately $212,000 higher due to base salary increases. Serving to partially offset these increases was a decrease for 2013 of approximately $733,000 in the expenses incurred for business development activities not related to NSC and a $213,000 decrease in professional fees.

Interest income decreased to $582,704 for the nine months ended September 30, 2013 from $649,494 for the nine months ended September 30, 2012 as a result of a decrease in interest earning loan balances.

Interest expense for the nine months ended September 30, 2013 and 2012 was $374,512 and $737,330, respectively. The decrease in interest expense for 2013 reflects the repayment on March 31, 2012 of the remaining $8.5 million balance of CW-Bahamas’ Series A bonds payable, and the declining principal balance on our remaining bonds payable outstanding.

We recognized earnings and profit sharing on our investment in OC-BVI for the nine months ended September 30, 2013 and 2012 of $1,254,913 and $201,693, respectively. The higher earnings and profit sharing from OC-BVI for 2013 primarily reflects the receipt by OC-BVI in January 2013 of $2.0 million of the judgment it received from the litigation related to the Baughers Bay plant. See discussion of this litigation at Item 1. “Notes to Condensed Financial Statements – Note 6 – Baughers Bay dispute.”

Results by Segment

Retail Segment:

The retail segment contributed $1,264,834 and $687,865 to our income from operations for the nine months ended September 30, 2013 and 2012, respectively.

Revenues generated by our retail water operations were $17,598,200 and $18,138,615 for the nine months ended September 30, 2013 and 2012, respectively. The decrease in retail revenues from 2012 to 2013 resulted from a decrease in the total gallons of water sold of approximately 4%.

Retail segment gross profit was $9,231,809 (52% of revenues) and $9,417,940 (52% of revenues) for the nine months ended September 30, 2013 and 2012, respectively. The slight decrease in gross profit in dollars was due to the decrease in revenues as the cost of revenues did not vary significantly from 2012 to 2013.

Consistent with prior periods, we record all non-direct G&A expenses in our retail business segment and do not allocate any of these non-direct costs to our other two business segments. Retail segment G&A expenses for the nine months ended September 30, 2013 and 2012 were $7,966,975 and $8,730,075, respectively.  G&A expenses decreased from 2012 to 2013 primarily due to a decrease of approximately $733,000 in non-NSC business development costs along with a decrease of approximately $217,000 in professional fees, offset by an increase in directors’ fees and expenses of approximately $104,000 and higher employee costs of approximately $126,000 due to base salary increases.

Bulk Segment:

The bulk segment contributed $7,607,884 and $6,058,873 to our income from operations for the nine months ended September 30, 2013 and 2012, respectively.

Bulk segment revenues were $30,258,814 and $30,313,063 for the nine months ended September 30, 2013 and 2012, respectively. The slight decrease in overall bulk revenues from 2012 to 2013 resulted from the January 2013 expiration of our operating agreement with the Water Authority-Cayman for their Lower Valley plant on Grand Cayman Island. We generated approximately $1.5 million in revenues from the operation of the Lower Valley plant during the nine months ended September 30, 2012. Higher revenues generated from the remainder of our bulk operations in the Cayman Islands, The Bahamas and Belize served to offset most of the lost Lower Valley plant revenues.

Bulk segment gross profit was $8,743,905 (29% of revenues) and $7,011,877 (23% of revenues) for the nine months ended September 30, 2013 and 2012, respectively. The improvement in gross profit dollars from 2012 to 2013 reflects improved margins for our bulk operations and a reduction of approximately $1.5 million in depreciation expense, as certain assets reached the end of their depreciable lives during the fourth quarter of 2012 and early 2013. Gross profit as percentage of sales improved from 2012 to 2013 due to the reduction in depreciation expense and the elimination of the relatively low gross profit margin earned on the operation of the Lower Valley plant.

Bulk segment G&A expenses were $1,136,021 and $953,004 for the nine months ended September 30, 2013 and 2012, respectively. The increase for 2013 reflects a $59,000 increase in business license fees arising from CW-Bahamas’ higher revenues, an increase of $86,000 in employee costs and an increase of $47,000 in director’s fees.

We supplied the aggregate amount of water contracted by the Water & Sewerage Corporation of The Bahamas under the water supply agreement for our Windsor plant in July 2013, at which time such agreement expired. See further discussion at “Material Commitments, Expenditures and Contingencies.”

Services Segment:

The services segment incurred losses from operations of ($2,500,354) and ($1,205,028) for the nine months ended September 30, 2013 and 2012, respectively. We expect our services segment to continue to incur losses from operations while we continue to fund the project development activities of NSC and/or until such time as we obtain significant new management services or plant construction contracts with external customers.

Services segment revenues were $706,144 and $347,964 for the nine months ended September 30, 2013 and 2012, respectively. Services revenues increased from 2012 to 2013 primarily due to an increase in revenues earned under the management services agreement with OC-BVI.

Our services segment generated a negative gross profit of ($130,801) for the nine months ended September 30, 2013 as compared to a gross profit of $164,726 for the nine months ended September 30, 2012. The reduction in gross profit for 2013 reflects higher engineering expenses and greater employee costs.

G&A expenses for the services segment were $2,369,553 and $1,369,754 for the nine months ended September 30, 2013 and 2012, respectively. The increase in G&A expenses for 2013 as compared to 2012 is attributable to an increase of approximately $1.0 million in expenses related to the project development activities of NSC.

LIQUIDITY AND CAPITAL RESOURCES

Our sources of cash are (i) revenues generated from our retail license, plant operating contracts and management agreements; (ii)  borrowings under term loans, credit facilities and debt securities; and (iii) sales of equity securities.

Our cash flows from operations are affected by tourism, rainfall patterns, weather conditions (such as hurricanes), changes in our customer base, the timing and level of increases or decreases in the rates we charge for the water we supply, overall economic conditions, our ability to collect our receivables from our customers, and other factors.

Our ability to access the debt and equity capital markets is impacted by our current and anticipated financial results, financial condition, existing level of borrowings, credit rating, the terms of our debt agreements (including our compliance therewith), and by conditions in the debt and equity markets. We are presently in compliance with the terms of our debt agreements.

Our primary uses of cash other than for operations are construction costs and capital expenditures, including plant expansion and new plant construction. Other significant uses include the payment of dividends, repayment of debt and the pursuit of new business opportunities.

Net cash of approximately $26.2 million was provided by our operating activities over our last three fiscal years and net cash of approximately $8.6 million was provided by our operating activities during the nine months ended September 30, 2013. As of September 30, 2013, we had cash balances totaling approximately $30.8 million and working capital of approximately $46.7 million. We believe our cash on hand, cash to be generated from operations and sources for new financing (if required) will be sufficient to meet our known liquidity requirements, which include debt service on our bonds payable, approximately $2 million in projected capital expenditures to complete our plant in Bali, Indonesia, budgeted capital expenditures for our other operations for the remainder of 2013 of approximately $1.6 million, expected capital expenditures for our operations for 2014, and projected expenditures of approximately $24 million for the project development activities of  NSC, which consist of the remaining balances due for the land for the project of approximately $17 million and development and other expenses of approximately $7 million. Our liquidity requirements will also include quarterly dividends, if such dividends are declared by our Board. Our dividend payments amounted to approximately $4.5 million for the year ended December 31, 2012 and approximately $3.3 million for the nine months ended September 30, 2013.

We may be required to seek new financing for any major new projects and we believe that we have a sufficient credit standing and adequate funding sources to obtain such new financing.

While we are not presently aware of anything that would lead us to believe that we will not have sufficient liquidity to meet our needs for the remainder of 2013 and thereafter, our available cash and working capital could decrease during 2014 from our September 30, 2013 balances if we continue, as we presently anticipate, to fund the project development activities of NSC.

Material Commitments, Expenditures and Contingencies

Renewal of Retail License

In the Cayman Islands, we provide water to retail customers under a license issued to us in July 1990 by the Cayman Islands government that grants us the exclusive right to provide water to retail customers within our licensed service area. Our service area is comprised of an area on Grand Cayman that includes the Seven Mile Beach and West Bay areas, two of the three most populated areas in the Cayman Islands. For the three months ended September 30, 2013 and 2012, we generated approximately 33% and 36%, respectively, of our consolidated revenues and 45% and 55%, respectively, of our consolidated gross profits from the retail water operations conducted pursuant to our exclusive license. For the nine months ended September 30, 2013 and 2012, we generated approximately 36% and 37% of our consolidated revenues and 52% and 57%, respectively, of our consolidated gross profits from the retail water operations conducted pursuant to our exclusive license. If we are not in default of any terms of the license, we have a right of first refusal to renew the license on terms that are no less favorable than those that the government offers to any third party.

This license was set to expire on July 10, 2010; however, we and the Cayman Islands government have agreed to extend the license several times in order to provide sufficient time to negotiate the terms of a new license agreement. The most recent extension of our license expires June 30, 2014.

In February 2011, the Water (Production and Supply) Law, 2011 (which replaces the Water (Production and Supply) Law (1996 Revision) under which the Company is licensed) and the Water Authority (Amendment) Law, 2011 (collectively, the “New Laws”) were published and are now in full force and effect. Under the New Laws, the Water Authority – Cayman (“WAC”) would issue any new license which could include the rate of return on invested capital model discussed below.

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

In July 2012, in an effort to resolve several issues relating to our retail license renewal negotiations, we filed an Application for Leave to Apply for Judicial Review (the “Application”) with the Grand Court of the Cayman Islands (the “Court”), stating that: (i) certain provisions of the Water Authority (Amendment) Law, 2011 and the Water (Production and Supply) Law, 2011, appear to be incompatible, (ii) the WAC’s roles as the principal license negotiator, statutory regulator and our competitor put the WAC in a position of hopeless conflict, and (iii) the WAC’s decision to replace the rate structure under our current exclusive license with RCAM was predetermined and unreasonable.

Throughout the course of the retail license renewal negotiations, we have objected to the use of RCAM on the basis that we believe such a model would not promote the efficient operation of our water utility and could ultimately increase water rates to our customers.

In October 2012, we were notified that the Court agreed to consider the issues raised in the Application. As a result, our Company, the Cayman Islands government and the Water Authority-Cayman will have the opportunity to present their positions to the Court in a trial proceeding. We have been notified by the Grand Court that the first hearing for this judicial review has been scheduled for April 1-2, 2014.

In August 2013, we met with representatives of the Cayman Islands Government and the WAC to discuss the status of our license negotiations. As a result of this meeting, all parties agreed to await the outcome of the pending judicial review before recommencing any meaningful negotiations on the license. Subsequently our water utility license on Grand Cayman was extended until June 30, 2014 to allow additional time for the judicial review proceedings to conclude.

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

NSC Agua

In May 2010, we acquired, through our wholly-owned Netherlands subsidiary, Consolidated Water Cooperatief, U.A., a 50% interest in N.S.C. Agua, S.A. de C.V., (“NSC”) a Mexican company. We have since purchased, through the conversion of a previous loan we made to NSC, sufficient shares to raise our ownership interest in NSC to 99.9%. NSC was formed to pursue a project encompassing the construction, operation, and minority ownership of a 100 million gallon per day seawater reverse osmosis desalination plant to be located in northern Baja California, Mexico and an accompanying pipeline to deliver water to the Mexican potable water infrastructure and the U.S. border. We believe such a project can  be successful due to what we anticipate will be a growing need for a new potable water supply for the areas of northern Baja California, Mexico and Southern California, United States. To complete this project, we have engaged two engineering groups with extensive regional and/or technical experience and have partnered with Doosan Heavy Industries and Construction (“DHIC”), a global leader in the engineering, procurement and construction of large seawater desalination plants. Once completed, we expect to participate in the operation of the plant and pipeline and to retain a minority ownership position in the project. NSC is in the development stage, and is presently seeking contracts for the electric power and feed water sources for the plant’s proposed operations, and is conducting (under a Memorandum of Understanding with DHIC) an equipment piloting plant and water quality data collection program at the proposed feed water source.  In addition to completing these activities, NSC will be required to accomplish various other steps before it can commence construction of the plant and pipeline including, but not limited to, completing the purchases of land required for the project, obtaining approvals and permits from various governmental agencies in Mexico and the United States, securing contracts with its proposed customers to sell water in sufficient quantities and at prices that make the project financially viable, and obtaining equity and debt financing for the project. NSC’s potential customers will also be required to obtain various governmental permits and approvals in order to purchase water from NSC.

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

In 2011, NSC entered into a purchase contract for 8.1 hectares of land on which the proposed plant would be constructed. In July 2012, NSC obtained an extension of this purchase contract through May 15, 2014 in exchange for prepayments of (i) $500,000 paid at signing of the extension and (ii) a further $500,000 paid in May 2013. NSC is required to pay a balance of $6.98 million on May 15, 2014 to complete the purchase of this land. In May 2013, NSC purchased an additional 12 hectares of land, which constitute most of the land required for the project, for $12 million, of which $2 million has been paid. The remaining $10 million balance for this purchase is due on May 15, 2014.

In August 2012, NSC and DHIC extended their Memorandum of Understanding for 18 months from August 19, 2012, pursuant to which DHIC installed and is operating an equipment piloting plant and collecting water quality data from the proposed feed water source site in Rosarito Beach, Baja California, Mexico. This amended Memorandum of Understanding requires that NSC negotiate exclusively with DHIC for the construction of the 100 million gallon per day seawater reverse osmosis desalination plant and further requires payment by NSC to DHIC of up to $500,000 as compensation for the operation and maintenance of the equipment piloting plant should NSC not award the engineering, procurement and construction contract for the project to DHIC. This first phase of the pilot plant testing program was completed in October 2013. NSC is currently developing additional sampling protocols to comply with regulatory requirements in the U.S. and Mexico, and is also coordinating with regulators to assess the need, if any, for further process piloting.

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

We include the accounts of NSC in our consolidated financial statements. Included in our consolidated results of operations are general and administrative expenses from NSC, consisting of organizational, legal, accounting, engineering, consulting and other costs relating to NSC’s project development activities. Such expenses amounted to $1,231,419 and $482,015 for the three months ended September 30, 2013 and 2012, respectively, and $2,223,291 and $1,221,689 for the nine months ended September 30, 2013 and 2012, respectively, and totaled approximately $6.4 million for the three year period ended December 31, 2012. The assets and liabilities of NSC included in our condensed consolidated balance sheet amounted to approximately $13,710,000 and $10,343,000, respectively, as of September 30, 2013 and approximately $1,452,000 and $116,000, respectively, as of December 31, 2012.

We estimate that it will take at least through the third quarter of 2014 for NSC to complete all of the development activities (which include completing the site piloting plant activities, completing the purchase of the land for the plant, securing feed water and power supplies, completing the engineering and feasibility studies, negotiating customer contracts, obtaining the required rights-of-way and regulatory permits and arranging the project financing) necessary to commence construction of the plant and pipeline. During the remainder of 2013, we expect to incur an additional $1.0 million in expenses for these project development activities. We expect to incur additional development expenses for this project in 2014. However, NSC may ultimately be unable to complete all of the activities necessary to begin construction of the project.

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

At the conclusion of the agreement, the WSC has the option to (i) extend the agreement for an additional five years at a rate to be negotiated; (ii) exercise a right of first refusal to purchase any materials, equipment and facilities that CW-Bahamas intends to remove from the site at a purchase price to be negotiated; or (iii) require CW-Bahamas to remove all materials, equipment and facilities from the site. At the request of the government of The Bahamas, we continue to operate the Windsor plant to provide the government of The Bahamas with additional time to decide whether or not it will extend CW-Bahamas’ water supply agreement for the Windsor plant on a long term basis. We are presently unable to determine if CW-Bahamas’ water supply agreement for its Windsor plant will be extended or, if extended, on what terms. We generated approximately $1.9 million, $5.5 million and $7.5 million in revenues from the operation of this plant during the three and nine months ended September 30, 2013 and the year ended December 31, 2012, respectively.

Dividends

•      On January 31, 2013, we paid a dividend of $0.075 to shareholders of record on January 1, 2013.
•      On April 30, 2013, we paid a dividend of $0.075 to shareholders of record on April 1, 2013.
•      On July 31, 2013, we paid a dividend of $0.075 to shareholders of record on July 1, 2013.
•      On August 20, 2013, our Board declared a dividend of $0.075 payable on October 31, 2013 to shareholders of record on October 1, 2013.

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

In the Cayman Islands, we provide water to retail customers under a license issued to us in July 1990 by the Cayman Islands government that grants us the exclusive right to provide water to retail customers within our licensed service area. Our service area is comprised of an area on Grand Cayman that includes the Seven Mile Beach and West Bay areas, two of the three most populated areas in the Cayman Islands. For the three months ended September 30, 2013 and 2012, we generated approximately 33% and 36%, respectively, of our consolidated revenues and 45% and 55%, respectively, of our consolidated gross profits from the retail water operations conducted pursuant to our exclusive license. For the nine months ended September 30, 2013 and 2012, we generated approximately 36% and 37% of our consolidated revenues and 52% and 57%, respectively, of our consolidated gross profits from the retail water operations conducted pursuant to our exclusive license. If we are not in default of any terms of the license, we have a right of first refusal to renew the license on terms that are no less favorable than those that the government offers to any third party.

This license was set to expire on July 10, 2010; however, we and the Cayman Islands government have extended the license several times in order to provide sufficient time to negotiate the terms of a new license agreement. The most recent extension of our license expires June 30, 2014.

In February 2011, the Water (Production and Supply) Law, 2011 (which replaces the Water (Production and Supply) Law (1996 Revision) under which the Company is licensed) and the Water Authority (Amendment) Law, 2011 (collectively, the “New Laws”) were published and are now in full force and effect. Under the New Laws, the Water Authority-Cayman (“WAC”) would issue any new license which could include the rate of return on invested capital model discussed below.

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

In July 2012, in an effort to resolve several issues relating to our retail license renewal negotiations, we filed an Application for Leave to Apply for Judicial Review (the “Application”) with the Grand Court of the Cayman Islands (the “Court”), stating that: (i) certain provisions of the Water Authority (Amendment) Law, 2011 and the Water (Production and Supply) Law, 2011, appear to be incompatible, (ii) the WAC’s roles as the principal license negotiator, statutory regulator and our competitor put the WAC in a position of hopeless conflict, and (iii) the WAC’s decision to replace the rate structure under our current exclusive license with RCAM was predetermined and unreasonable.

Throughout the course of the retail license renewal negotiations, we have objected to the use of RCAM on the basis that we believe such a model would not promote the efficient operation of our water utility and could ultimately increase water rates to our customers.

In October 2012, we were notified that the Court agreed to consider the issues raised in the Application. As a result, our Company, the Cayman Islands government and the WAC will have the opportunity to present their positions to the Court in a trial proceeding. We have been notified by the Grand Court that the first hearing for this judicial review has been scheduled for April 1-2, 2014.

In August 2013, we met with representatives of the Cayman Islands Government and the WAC to discuss the status of our license negotiations. As a result of this meeting, all parties agreed to await the outcome of the pending judicial review before recommencing any meaningful negotiations on the license. Subsequently our water utility license on Grand Cayman was extended until June 30, 2014 to allow additional time for the judicial review proceedings to conclude.

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

We have spent approximately $11.9 million to fund the development costs for a possible project in Mexico and expect to expend significant additional funds in the future to continue to pursue this project. However, we may not be successful in completing this project.

In May 2010, we acquired, through our wholly-owned Netherlands subsidiary, Consolidated Water Cooperatief, U.A., a 50% interest in N.S.C. Agua, S.A. de C.V., (“NSC”) a Mexican company. We have since purchased, through the conversion of a previous loan we made to NSC, sufficient shares to raise our ownership interest in NSC to 99.9%. NSC was formed to pursue a project encompassing the construction, operation and minority ownership of a 100 million gallon per day seawater reverse osmosis desalination plant to be located in northern Baja California, Mexico and an accompanying pipeline to deliver water to the Mexican potable water infrastructure and the U.S. border. We believe such a project can be successful due to what we anticipate will be a growing need for a new potable water supply for the areas of northern Baja California, Mexico and Southern California, United States. To complete this project, we have engaged two engineering groups with extensive regional and/or technical experience and have partnered with Doosan Heavy Industries and Construction (“DHIC”), a global leader in the engineering, procurement and construction of large seawater desalination plants. Once completed, we expect to participate in the operation of the plant and pipeline and to retain a minority ownership position in the project. NSC is in the development stage, and is presently involved in seeking contracts for the electric power and feed water sources for the plant’s proposed operations, and conducting (under a Memorandum of Understanding with DHIC) an equipment piloting plant and water quality data collection program at the proposed feed water source. In addition to completing these activities, NSC will be required to accomplish various other steps before it can commence construction of the plant and pipeline including, but not limited to, completing the purchases of the land required for the project, obtaining approvals and permits from various governmental agencies in Mexico and the United States, securing contracts with its proposed customers to sell water in sufficient quantities and at prices that make the project financially viable, and obtaining equity and debt financing for the project. NSC’s potential customers will also be required to obtain various governmental permits and approvals in order to purchase water from NSC.

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

In 2011, NSC entered into a purchase contract for 8.1 hectares of land on which the proposed plant would be constructed. In July 2012, NSC obtained an extension of this purchase contract through May 15, 2014 in exchange for prepayments of (i) $500,000 paid at signing of the extension and (ii) a further $500,000 paid in May 2013. NSC is required to pay a balance of $6.98 million on May 15, 2014 to complete the purchase of this land. In May 2013, NSC purchased an additional 12 hectares of land, which constitute most of the land required for the project, for $12 million, of which $2 million has been paid. The remaining $10 million balance for this purchase is due on May 15, 2014.

In August 2012, NSC and DHIC extended their Memorandum of Understanding for 18 months from August 19, 2012, pursuant to which DHIC installed and is operating an equipment piloting plant and collecting water quality data from the proposed feed water source site in Rosarito Beach, Baja California, Mexico. This amended Memorandum of Understanding requires that NSC negotiate exclusively with DHIC for the construction of the 100 million gallon per day seawater reverse osmosis desalination plant and further requires payment by NSC to DHIC of up to $500,000 as compensation for the operation and maintenance of the equipment piloting plant should NSC not award the engineering, procurement and construction contract for the project to DHIC. This first phase of the pilot plant testing program was completed in October 2013. NSC is currently developing additional sampling protocols to comply with regulatory requirements in the U.S. and Mexico, and is also coordinating with regulators to assess the need, if any, for further process piloting.

We include the accounts of NSC in our consolidated financial statements. Included in our consolidated results of operations are general and administrative expenses from NSC, consisting of organizational, legal, accounting, engineering, consulting and other costs relating to NSC’s project development activities. Such expenses amounted to $1,231,419 and $482,015 for the three months ended September 30, 2013 and 2012, respectively, and $2,223,291 and $1,221,689 for the nine months ended September 30, 2013 and 2012, respectively, and totaled approximately $6.4 million for the three year period ended December 31, 2012. The assets and liabilities of NSC included in the Company’s condensed consolidated balance sheet amounted to approximately $13,710,000 and $10,343,000, respectively, as of September 30, 2013 and approximately $1,452,000 and $116,000, respectively, as of December 31, 2012.

We estimate that it will take at least through the third quarter of 2014 for NSC to complete all of the development activities (which include completing the site piloting plant activities, completing the purchase of the land for the plant, securing feed water and power supplies, completing the engineering and feasibility studies, negotiating customer contracts, obtaining the required rights-of-way and regulatory permits and arranging the project financing) necessary to commence construction of the plant and pipeline. During the remainder of 2013, we expect to incur an additional $1.0 million in expenses for these project development activities. We expect to incur additional development expenses for this project in 2014. However, NSC may ultimately be unable to complete all of the activities necessary to begin construction of the project.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In July 2013, we issued 2,204 shares of preferred stock to 14 employees for cash at a price of $6.16 per share. The issuance of the preferred stock to 12 of the employees was exempt from registration under Regulation S promulgated under the Securities Act of 1933 (the “Securities Act”) because the shares were issued outside of the United States to non-US persons (as defined in Regulation S). Two of such employees are US persons and the issuance of the preferred shares to them was exempt under Section 4(2) of the Securities Act because there was no general solicitation of investors in connection with the offer and sale of the shares and there were a limited number of US persons involved in the transaction.

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

Date: November 12, 2013

