Form 10-K
period 2013-12-31
CONSOLIDATED WATER CO LTD
filed 2014-03-17
CIK 928340

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transaction period from __________________ to __________________

Commission File Number: 0-25248

CONSOLIDATED WATER CO. LTD.
(Exact name of Registrant as specified in its charter)

CAYMAN ISLANDS	98-0619652
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

Regatta Office Park
Windward Three, 4th Floor, West Bay Road
P.O. Box 1114
Grand Cayman, KY1-1102, Cayman Islands	N/A
(Address of principal executive offices)	(Zip Code)

Registrant’s Telephone number, including area code: (345) 945-4277

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:
Common Stock, $0.60 Par Value	The NASDAQ Stock Market LLC (NASDAQ Global Select Market)

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
Yes  ☐       No  ☒

The aggregate market value of common stock held by non-affiliates of the registrant, based on the closing sales price for the registrant’s common shares, as reported on the NASDAQ Global Select Market on June 30, 2013, was $163,170,634.

As of March 10, 2014, 14,686,197 shares of the registrant’s common shares were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the registrant’s Proxy Statement related to its Annual Shareholders’ Meeting will be subsequently filed with the Securities and Exchange Commission as to Part III of this Form 10-K.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including but not limited to, statements regarding our future revenues, future plans, objectives, expectations and events, assumptions and estimates. Forward-looking statements can be identified by use of the words or phrases “will,” “will likely result,” “are expected to,” “will continue,” “estimate,” “project,” “potential,” “believe,” “plan,” “anticipate,” “expect,” “intend,” or similar expressions and variations of such words. Statements that are not historical facts are based on our current expectations, beliefs, assumptions, estimates, forecasts and projections for our business and the industry and markets related to our business.

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

PART I

ITEM 1. BUSINESS

Overview

We develop and operate seawater desalination plants (that utilize reverse osmosis technology) and water distribution systems in areas where naturally occurring supplies of potable water are scarce or nonexistent. Through our subsidiaries and affiliates, we provide the following services to our customers in the Cayman Islands, The Bahamas, Belize, the British Virgin Islands and Indonesia:

•
Retail Water Operations. We produce and supply water to end-users, including residential, commercial and government customers in the Cayman Islands under an exclusive retail license issued by the Cayman Islands government to provide water in two of the three most populated and rapidly developing areas on Grand Cayman Island. We also have a retail water operation under development in Bali, Indonesia to sell water to resort properties. In 2013, our retail water operations generated approximately 36% of our consolidated revenues, substantially all of which were generated by our Grand Cayman operations.

•
Bulk Water Operations. We produce and supply water to government-owned distributors in the Cayman Islands, Belize and the Bahamas.  In 2013, our bulk water operations generated approximately 63% of our consolidated revenues.

•
Services Operations. We provide engineering and management services for desalination projects, including designing and constructing desalination plants and managing and operating desalination plants owned by other companies.  In 2013, our services operations generated approximately 1% of our consolidated revenues. We also own 99.9% of a Mexican company, N.S.C. Agua, S.A. de C.V., (“NSC”) that we formed to develop a project encompassing the construction and operation of a 100 million gallon per day seawater reverse osmosis desalination plant to be located in northern Baja California, Mexico and an accompanying pipeline to deliver water to the Mexican potable water system and the U.S. border. This project is in the development stage and NSC does not presently generate any revenues.

•
Affiliate Operations. We own 50% of the voting rights and 43.5% of the equity rights of Ocean Conversion (BVI) Ltd. (“OC-BVI”), which produces and supplies bulk water to the British Virgin Islands Water and Sewerage Department.

As of December 31, 2013, the number of plants we, or our affiliates, operate in each country and the production capacities of these plants are as follows:

Location	Plants	Capacity(1)
Cayman Islands	7	9.1
Bahamas	3	15.2
Belize	1	0.6
British Virgin Islands	2	0.8
Bali, Indonesia	1	0.3
Total	14	26.0

(1)	In millions of gallons per day.

Strategy

Our strategy is to provide water services in areas where (i) the supply of potable water is scarce and (ii) the production of potable water by reverse osmosis desalination is, or will be, economically viable for customers in those areas. We focus primarily on markets with the following characteristics that make them attractive for our business:

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

Key elements of our strategy include:

• Expanding our existing operations in the Cayman Islands, The Bahamas and Belize. We plan to continue to seek new water supply agreements and licenses, renewing our existing supply agreements, and increasing our production levels in our existing markets.

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

Our Company

We conduct our operations in the Cayman Islands, The Bahamas, Belize, the British Virgin Islands, Indonesia, and the United States through the following operating subsidiaries and affiliates:

Consolidated Water Co. Ltd.
Retail Segment
Bulk Segment
100%
95%
100%
90.9%
100%
100%
Cayman Water Company Limited (Cayman Islands)
Consolidated Water (Asia) Pte. Limited (Singapore)
Aquilex, Inc. (United States)
Consolidated Water (Bahamas) Limited (Bahamas)
Consolidated Water (Belize) Limited (Belize)
Ocean Conversion (Cayman) Limited (Cayman Islands)
95%
PT Consolidated Water Bali (Indonesia)
43.5%
Ocean Conversion (BVI) Ltd. (British Virgin Islands)
Services Segment
40%
100%
100%
Consolidated Water (Bermuda) Limited (Bermuda)
DesalCo Limited (Cayman Islands)
Consolidated Water Cooperatief, U.A. (Netherlands)
99.9%
N.S.C. Agua S.A. de C.V. (Mexico)

•
Cayman Water Company Limited (“Cayman Water”). Cayman Water operates under an exclusive retail license granted by the Cayman Islands government to provide water to customers within a prescribed service area on Grand Cayman that includes the Seven Mile Beach and West Bay areas, two of the three most populated areas in the Cayman Islands. The only non-government owned public water utility on Grand Cayman, Cayman Water owns and operates three desalination plants.

6

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

•
Consolidated Water (Belize) Limited (“CW-Belize”). CW-Belize owns and operates one desalination plant and has an exclusive contract to provide bulk water to Belize Water Services Ltd., a water distributor that serves residential, commercial and tourist properties in Ambergris Caye, Belize.

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

•
Consolidated Water Cooperatief, U.A. (“CW-Coop”) and N.S.C. Agua, S.A. de C.V. (“NSC”).   CW-Coop is a wholly-owned Netherlands subsidiary organized in 2010.  CW-Coop owns a 99.9% interest in NSC, a Mexican company. NSC has been formed to pursue a project encompassing the construction, ownership and operation of a 100 million gallon per day seawater reverse osmosis desalination plant to be located in northern Baja California, Mexico and accompanying pipeline to deliver water to the Mexican potable water system and the U.S. border. The project is currently in the development stage and NSC does not generate any operating revenues.

•
Consolidated Water (Asia) Pte. Limited (“CW-Asia”) and PT Consolidated Water Bali (“CW-Bali”). During 2012 we formed CW-Asia, a 95% owned Singapore company and CW-Bali, an Indonesian company, which is 95% owned by CW-Asia. During 2013, CW-Bali completed construction of a 250,000 gallon per day desalination plant and is presently engaged in expanding the capacity of this plant by an additional 500,000 gallons per day.  We expect that this plant will provide water to resort properties in the Nusa Dua area of Bali, Indonesia.

Our Operations

We have three business segments: retail water operations, bulk water operations and services operations. Our retail water operations supply water to end-users, including residential, commercial and government customers. Our bulk water operations supply water to government-owned distributors. Our retail and bulk operations serve customers in the Cayman Islands, The Bahamas, Belize, the British Virgin Islands and Indonesia. Our services operations provide engineering and management services, which include the design and construction of desalination plants and the management and operation of desalination plants owned by affiliated companies.

For fiscal year 2013, our retail water, bulk water and service operations generated approximately 36%, 63% and 1%, respectively, of our consolidated revenues. For information about our business segments and geographical information about our operating revenues and long-lived assets, see Note 16 to our consolidated financial statements at ITEM 8 of this Annual Report.

Retail Water Operations

For fiscal years 2013, 2012 and 2011, our retail water operations accounted for approximately 36%, 37% and 42%, respectively, of our consolidated revenues. This business in the Cayman Islands produces and supplies water to end-users, including residential, commercial and government customers.

We sell water through our retail operations to a variety of residential, commercial and government customers through our wholly-owned subsidiary Cayman Water, which operates under an exclusive license issued to us by the Cayman Islands government under The Water (Production and Supply) Law of 1979. As discussed below, this license was set to expire in July 2010 but has since been extended while negotiations for a new license take place. Pursuant to the license, we have the exclusive right to produce potable water and distribute it by pipeline to our licensed service area which consists of two of the three most populated areas of Grand Cayman Island, the Seven Mile Beach and West Bay areas.

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

In February 2011, the Water (Production and Supply) Law, 2011 (which replaces the Water (Production and Supply) Law (1996 Revision)) and the Water Authority (Amendment) Law, 2011 (the “New Laws”) were published and are now in full force and effect. Under the New Laws, the WAC would issue any new license which could include a rate of return on invested capital model described below.

We have been advised in correspondence from the Cayman Islands government and the WAC that: (i) the WAC is now the principal negotiator, and not the Cayman Islands government, in these license negotiations, and (ii) the WAC has determined that a rate of return on invested capital model (“RCAM”) is in the best interest of the public and the Company’s customers. RCAM is the rate model currently utilized in the electricity transmission and distribution license granted by the Cayman Islands government to the Caribbean Utilities Company, Ltd. We have advised the Cayman Islands government that we disagree with its position on these two issues.

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

In October 2012, we were notified that the Court agreed to consider the issues outlined in the Application. As a result, our Company, the Cayman Islands government and the Water Authority-Cayman will have the opportunity to present their positions to the Court in a trial proceeding. We have been notified by the Court that the first hearing for this judicial review has been scheduled for April 1-2, 2014.

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

Facilities

Our retail operations in the Cayman Islands produce potable water at four reverse osmosis seawater conversion plants in Grand Cayman located at our Abel Castillo Water Works (“ACWW”), Britannia and West Bay sites. We own the land for our ACWW and West Bay plants and have entered into a lease for the land for our Britannia plant until January 1, 2027. The current production capacity of the two plants located at ACWW is 2.2 million gallons of water per day. The production capacity of the Britannia plant is 715,000 gallons of water per day. The production capacity of the West Bay plant is 910,000 gallons of water per day.

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

In the event of an emergency, our distribution system is connected to the distribution system of the WAC. In prior years, we have purchased water from the WAC for brief periods of time and have also sold potable water to the WAC from our retail plants.

Our pipeline system on Grand Cayman covers the Seven Mile Beach and West Bay areas and consists of approximately 77 miles of potable water pipeline. We extend our distribution system periodically as demand warrants. We have a main pipe loop covering the Seven Mile Beach and West Bay areas. We place extensions of smaller diameter pipe off our main pipe to service new developments in our service area. This system of building branches from the main pipe keeps construction costs low and allows us to provide service to new areas in a timely manner. Developers are responsible for laying the pipeline within their developments at their own cost, but in accordance with our specifications. When a development is completed, the developer then transfers operation and maintenance of the pipeline to us.

Customers

We enter into contracts with hotels, condominiums, residential homes and other properties located in our existing licensed area to provide potable water. In the Seven Mile Beach area, our primary customers are the hotels and condominium complexes that serve the tourist industry. In the West Bay area, our primary customers are residential homes.

We bill our customers on a monthly basis based on metered consumption and bills are typically collected within 30 to 35 days after the billing date. Receivables not collected within 45 days subject the customer to disconnection from water service. In 2013, 2012 and 2011, bad debts represented less than 1% of our total annual retail sales. In addition to their past due invoice balance, customers that have had their service disconnected must pay re-connection charges.

Historically, demand on our pipeline distribution has varied throughout the year. Demand depends upon the number of tourists visiting and the amount of rainfall during any particular time of the year. In general, the majority of tourists come from the United States during the winter months.

Developing Retail Operations in Indonesia

During the latter half of 2012, we commenced, through our subsidiary, PT Consolidated Water Bali, the construction of a seawater reverse osmosis (“SWRO”) plant in Nusa Dua, one of the primary tourist areas of Bali, Indonesia. Nusa Dua has a target customer profile consisting of tourist resorts and luxury/vacation residences comparable to our retail service area on Grand Cayman. We believe the water demands of these properties in Nusa Dua will soon exceed the water supply that can be provided to the area by the local public water utility, and that other areas of Bali will also eventually experience fresh water shortages. However, as SWRO has not been employed to any meaningful extent in Bali, we concluded that to obtain customers in Bali we must first demonstrate the viability of SWRO as well as our capabilities and expertise. Consequently, we elected to construct this plant before obtaining water supply agreements for its production. We believe sufficient demand exists in Nusa Dua to enable us to sell all of the plant’s capacity, although we cannot assure that we will be able to do so. As of December 31, 2013, the capitalized costs for this plant reflected on our consolidated balance sheet were approximately $3.1 million, and the remaining capital investment for this plant, to expand its existing capacity from 250,000 gallons per day to 750,000 gallons per day will be approximately $1.3 million.

Bulk Water Operations

For fiscal years 2013, 2012 and 2011, our bulk water operations accounted for approximately 63%, 62% and 56%, respectively, of our consolidated revenues and are comprised of businesses in the Cayman Islands, The Bahamas and Belize. These businesses produce potable water from seawater and sell this water to governments and private customers.

Bulk Water Operations in the Cayman Islands

We sell bulk water in the Cayman Islands through our wholly-owned subsidiary OC-Cayman.

Facilities

We sell water to the Water Authority-Cayman (“WAC”) from three reverse osmosis seawater conversion plants in Grand Cayman that are owned by the WAC but operated by OC-Cayman: the Red Gate, North Sound and North Side Water Works plants, which have production capacities of approximately 1.3 million, 1.6 million and 2.4 million gallons of water per day, respectively. We also operated and sold water from the Lower Valley plant, which is owned by the WAC and has a production capacity of 1.1 million gallons per day, through the January 2013 expiration date of our operating contract for that plant. The WAC now operates the Lower Valley plant. The plants that we operate for the WAC are located on land owned by the WAC.

Customers

We provide bulk water on a take-or-pay basis to the WAC, a government owned utility and regulatory agency, under various licenses and agreements. The WAC in turn distributes that water to properties in the parts of Grand Cayman that are outside of our retail license area.

The current operating agreement for the Red Gate plant began on July 2, 2010 for a period of seven years.

The current operating agreement for the North Sound plant was extended on April 1, 2007 for a period of seven years. In March 2014, the WAC requested that OC-Cayman continue to operate and maintain the plant for an additional twelve months.

The current operating agreement for the North Side Water Works plant was executed on March 11, 2008 for a period of ten years.

Bulk Water Operations in Belize

In Belize, we sell bulk water through our wholly-owned subsidiary CW-Belize.

Facilities

We own the reverse osmosis seawater conversion plant in Belize and lease the land on which our plant is located from the Belize government at an annual rent of BZE$1.00. The land lease expires in March 2026. The production capacity of the plant is 550,000 gallons of water per day.

Electricity to our plant is supplied by Belize Electricity Limited. At the plant site, we maintain a diesel driven, standby generator with sufficient capacity to operate our water production equipment during any temporary interruption in the electricity supply. Feed water for the reverse osmosis units is pumped from wells on the property. Reject water is discharged into a well on the property at a level below that of the feed water intakes.

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

We have an exclusive contract with BWSL to supply a minimum of 1.75 million gallons of water per week, or upon demand up to 2.1 million gallons per week, on a take-or-pay basis. This contract expires on March 23, 2026. BWSL has the right, with six months advance notice before the expiration date, to renew the contract for a further 25-year period on the same terms and conditions. The contract was amended on March 1, 2011 to increase the minimum supply to 290,000 gallons per day or, upon demand, up to 420,000 gallons per day.

Bulk Water Operations in The Bahamas

We sell bulk water in The Bahamas to the Water and Sewerage Corporation of The Bahamas (“WSC”) and to a private resort on Bimini through our majority-owned subsidiary, CW-Bahamas.

Facilities

We currently supply bulk water in The Bahamas from our Windsor, Blue Hills and Bimini plants.

The water supply agreement for our Windsor plant, which has a capacity of 3.1 million gallons per day, expired in July 2013. As discussed hereinafter, (see “Customers”) at present CW-Bahamas continues to supply water from the Windsor plant at the request of the government of The Bahamas.

We supply water from the Blue Hills plant, our Company’s largest seawater conversion facility, under the terms of a 20-year water supply agreement with the WSC. Prior to 2011, the Blue Hills plant was capable of producing 7.2 million gallons of potable water per day. The Blue Hills plant water supply agreement was amended effective January 31, 2011, pursuant to which we increased the production capacity of the Blue Hills plant to 12.0 million gallons per day and the term of the agreement was extended to March 2032.

The Bimini plant has a capacity of 115,000 gallons per day and supplies water to a private resort under a water supply agreement that expires in December 2020.

The high pressure pumps for our plants in the Bahamas are diesel-driven. Electricity for the remainder of our plant operations is supplied by Bahamas Electricity Corporation. We maintain a standby generator with sufficient capacity to operate essential equipment at our Windsor and Blue Hills plants and are able to produce water with these plants during temporary interruptions in the electricity supply. Feed water for the reverse osmosis units is pumped from deep wells on the property. Reject water is discharged into wells on the property at a deeper level than the feed water intakes.

Customers

We provide bulk water to the WSC, which distributes the water through its own pipeline system to residential, commercial and tourist properties on the Island of New Providence.

The water supply agreement with the WSC for our Windsor plant expired in July 2013 with the delivery of the total amount of water required under the agreement. This agreement provided WSC with the following options upon its expiration:

•	extend the agreement for an additional five years at a rate to be negotiated;
•	exercise a right of first refusal to purchase any materials, equipment and facilities that CW-Bahamas intends to remove from the Windsor plant site, and negotiate a purchase price with CW-Bahamas; or
•	require CW-Bahamas to remove all materials, equipment and facilities from the site.

We have submitted a proposal to the WSC to continue to supply water from the Windsor plant for a period of five years and are awaiting their reply. At the request of the government of The Bahamas, we continue to operate the Windsor plant to provide the government of The Bahamas with additional time to decide whether or not the government will enter into a new water supply agreement with us for the Windsor plant.

The Blue Hills plant water supply agreement was amended effective January 31, 2011. Under the terms of the amended agreement, we increased the production capacity of the Blue Hills plant to 12.0 million gallons per day. With this expansion, we are required to deliver and the WSC is required to purchase a minimum of 63.0 million gallons per week. The term of the Blue Hills water supply agreement expires the later of March 2032 or the date we deliver the total amount of water required under the agreement. At the conclusion of the agreement, the WSC has the option to:

•	extend the agreement for an additional five years at a rate to be negotiated;
•	exercise a right of first refusal to purchase any materials, equipment and facilities that CW-Bahamas intends to remove from the site, and negotiate a purchase price with CW-Bahamas; or
•	require CW-Bahamas to remove all materials, equipment and facilities from the site.

Services Operations

For fiscal years 2013, 2012 and 2011, our services operations accounted for approximately 1%, 1% and 2%, respectively, of our consolidated revenues and are comprised of businesses providing services in the Cayman Islands, The Bahamas, the British Virgin Islands and (through June 30, 2011) Bermuda. These businesses provide engineering and management services, including designing and constructing desalination plants, and managing and operating plants owned by affiliated companies.

We provide design, engineering and construction services for desalination projects through DesalCo, which is recognized by suppliers as an original equipment manufacturer of reverse osmosis seawater desalination plants for our Company. DesalCo also provides management services to our affiliates.

Our engineering department also conducts research and development. We frequently test new components and technology offered by suppliers in our business and, at times, we collaborate with suppliers in the development of their products.

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

Customers
OC-BVI sells bulk water to the Government of the British Virgin Islands Water and Sewerage Department (“BVIW&S”), which distributes the water through its own pipeline system to residential, commercial and tourist properties on the islands of Tortola and Jost Van Dyke in the British Virgin Islands.  OC-BVI provides operating, engineering and procurement services for the Baughers Bay plant under a short-term agreement with Sage.

Facilities

OC-BVI owns and operates a 720,000 gallons per day plant at Bar Bay, Tortola, that supplies water to the BVI government under a contract dated March 4, 2010 that has a term of seven years with a seven-year renewal option exercisable by the BVI government. OC-BVI purchases electrical power to operate this plant from BVI Electric Co. and operate diesel engine driven emergency power generators when BVI Electric Co. is unable to provide power to the plant.

OC-BVI’s plant on the island of Jost Van Dyke has a capacity of 60,000 gallons per day. This plant operates under a 10-year contract with the BVI government that expired July 8, 2013. Pursuant to the contract, OC-BVI is operating the plant on a year-to-year basis until the BVI government informs OC-BVI of its intention to extend the existing, or enter into a new agreement. We purchase electrical power to operate this plant from BVI Electric Co.

Reverse Osmosis Technology

The conversion of seawater to potable water is called desalination. The two primary forms of desalination are distillation and reverse osmosis. Both methods are used throughout the world and technologies are improving to lower the costs of production. Reverse osmosis is a fluid separation process in which the saline water (i.e. seawater) is pressurized and the fresh water is separated from the saline water by passing through a semi-permeable membrane which rejects the salts. The saline water is first passed through a pretreatment system, which generally consists of fine filtration and treatment chemicals, if required. Pre-treatment removes suspended solids and organics which could cause fouling of the membrane surface. Next, a high-pressure pump pressurizes the saline water thus enabling approximately 40% conversion of the saline water to fresh water as it passes through the membrane, while more than 99% of the dissolved salts are rejected and remain in the now concentrated saline water. This remaining feed water which has now been concentrated is discharged without passing through the membrane. The remaining hydraulic energy in the concentrated feed water is transferred to the initial saline feed water with an energy recovery device thus reducing the total energy requirement for the reverse osmosis system. The final step is post-treatment, which consists of stabilizing the produced fresh water (thereby removing undesirable dissolved gases), adjusting the pH and providing chlorination to prepare it for distribution.

We currently use reverse osmosis technology to convert seawater to potable water at all of the plants we construct and operate. We believe that this technology is the most effective and efficient conversion process for our market. However, we are always seeking ways to maximize efficiencies in our current processes and investigating new, more efficient processes to convert seawater to potable water. The equipment at our plants is among the most energy efficient available and we monitor and maintain the equipment in an efficient manner. As a result of our decades of experience in seawater desalination, we believe that we have the expertise and “know how” in the development and operation of desalination plants and similar facilities that is easily transferable to locations outside of our current operating areas.

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

The Cayman Islands

The Cayman Islands are a British Overseas Territory and have had a stable political climate since 1670, when the Treaty of Madrid ceded the Cayman Islands to England. The Queen of England appoints the Governor of the Cayman Islands to make laws with the advice and consent of the legislative assembly. The legislative assembly consists of 18 elected members and two members appointed by the Governor from the Civil Service. The Cabinet is responsible for day-to-day government operations. The Cabinet consists of seven ministers who are chosen by the Premier from its 18 popularly elected members, and the two Civil Service members. The elected members choose from among themselves a leader, who is designated the Premier, and is in effect the leader of the elected government. The Governor has reserved powers and the United Kingdom retains full control over foreign affairs and defense. The Cayman Islands are a common law jurisdiction and have adopted a legal system similar to that of the United Kingdom.

The Cayman Islands have no taxes on profits, income, distributions, capital gains or appreciation. We have exemptions from, or receive concessionaire rates of customs duties on capital expenditures for plant and major consumable spare parts and supplies imported into the Cayman Islands as follows:

•
We do not pay import duty or taxes on reverse osmosis membranes, electric pumps and motors, and chemicals, but we do pay duty at the rate of 10% of the cost, including insurance and transportation to the Cayman Islands, of other plant and associated materials and equipment to manufacture or supply water in the Seven Mile Beach or West Bay areas. We have been advised by the Government of the Cayman Islands that we will not receive any duty concessions in our new retail water license; and

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

Belize

Belize achieved full independence from the United Kingdom in 1981. Today, Belize is a constitutional monarchy with the adoption of a constitution in 1991. Based on the British model with three independent branches, the Queen of England is the constitutional head of state, represented by a Governor General in the government. A Prime Minister and cabinet make up the executive branch, while a 29 member elected House of Representatives and a nine member appointed Senate form a bicameral legislature. The cabinet consists of a prime minister, other ministers and ministers of state who are appointed by the Governor-General on the advice of the Prime Minister, who has the support of the majority party in the House of Representatives. Belize is an English common law jurisdiction with a Supreme Court, Court of Appeals and local Magistrate Courts.

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

Bali, Indonesia

Bali is an Indonesian island with a population of over four million located between Java to the west and Lombok to the east. Bali is one of the world’s premier island tourist destinations, home to numerous four and five star resorts. Bali is renowned for its highly developed arts, beautiful surroundings (both mountain and coastal areas), diverse tourist attractions, excellent international and local restaurants, and the friendliness of the local people.

Market and Service Area

Although we currently operate in the Cayman Islands, Belize, the British Virgin Islands, The Commonwealth of The Bahamas, and Bali, Indonesia, we believe that our potential market consists of any location where there is a need for potable water. The desalination of seawater, either through distillation or reverse osmosis, is the most widely used process for producing potable water in areas with an insufficient natural supply. We believe our experience in the development and operation of reverse osmosis desalination plants provides us with a significant opportunity to successfully expand our operations beyond the markets in which we currently operate.

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

According to the most recent information published by the Economics and Statistics Office of the Cayman Islands Government, the population of the Cayman Islands was estimated in December 2012 to be approximately 56,732. According to the figures published by the Department of Tourism Statistics Information Center, during the year ended December 31, 2013, tourist air arrivals increased by 9.1% and tourist cruise ship arrivals decreased by 8.7% compared to 2012.

Total visitors for the year declined from 1.8 million in 2012 to 1.7 million in 2013. We believe that our water sales in the Cayman Islands are more positively impacted by stay-over tourists that arrive by air than by those arriving by cruise ship, since cruise ship tourists generally only visit the island for one day or less and do not remain on the island overnight.

The Bahamas. Our current operations in The Bahamas are located on South Bimini Island and in Nassau, New Providence. The Bimini Islands consist of North Bimini and South Bimini, and are two of 700 islands which comprise The Bahamas. The Bimini Islands are located approximately 50 miles east of Fort Lauderdale, Florida and are a premier destination for sport fishing enthusiasts. The population of the Bimini Islands is approximately 1,600 persons and the islands have about 200 hotel and guest rooms available for tourists. The total land area of the Bimini Islands is approximately 9 square miles. New Providence, Lyford Caye and Paradise Island, connected by several bridges, are located approximately 150 miles east southeast of the Bimini Islands. With an area of 151 square miles and a population of approximately 211,000, Nassau is the political capital and commercial hub of The Bahamas, and accounts for more than two-thirds of the four million tourists who visit The Bahamas annually.

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

Belize. On Ambergris Caye in Belize, our water supply contract with Belize Water Services Limited is exclusive, and Belize Water Services Limited cannot seek contracts with other water suppliers, or produce water themselves, to meet their future needs in San Pedro, Ambergris Caye, Belize.

British Virgin Islands. In the British Virgin Islands, GE Water operates seawater desalination plants in West End and Sea Cows Bay, Tortola, and on Virgin Gorda and generally bids against OC-BVI for projects. In 2010, Biwater PLC negotiated a 16 year contract on a sole sourced basis, to construct and operate a 2.75 million gallon per day desalination plant in Tortola for the British Virgin Islands government.

Bali, Indonesia. In Bali, we compete against local water treatment equipment suppliers who provide services to individual resort properties.

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

The Bahamas, Belize, and British Virgin Islands. With respect to our Bahamas and Belize operations and OC-BVI’s British Virgin Islands operations, we and OC-BVI are required by our water supply contracts to take all reasonable measures to prevent pollution of the environment. We are licensed by the Belize and Bahamian governments to discharge concentrated seawater, which is a by-product of our desalination process, into deep disposal wells. OC-BVI is licensed by the British Virgin Islands government to discharge concentrated seawater into the sea. We operate our plants in a manner so as to minimize the emission of hydrogen sulfide gas into the environment.

We are not aware of any existing or pending environmental legislation which may affect our operations. To date, we have not received any complaints from any regulatory authorities.

Employees

As of March 10, 2014, we employed a total of 123 persons, 65 in the Cayman Islands, 21 in The Bahamas, 24 in the United States, seven in Belize and six in Asia. We also managed the eight employees of OC-BVI in the British Virgin Islands. We have 11 management employees and 37 administrative and clerical employees. The remaining employees are engaged in engineering, purchasing, plant maintenance and operations, pipe laying and repair, leak detection, new customer connections, meter reading and laboratory analysis of water quality. None of our employees is a party to a collective bargaining agreement. We consider our relationships with our employees to be good.

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

In the Cayman Islands, we provide water to retail customers under a license issued to us in July 1990 by the Cayman Islands government that grants us the exclusive right to provide water to retail customers within our licensed service area. Our service area is comprised of an area on Grand Cayman that includes the Seven Mile Beach and West Bay areas, two of the three most populated areas in the Cayman Islands. For the year ended December 31, 2013, we generated approximately 36% of our consolidated revenues and 52% of our consolidated gross profits from the retail water operations conducted pursuant to our exclusive license. If we are not in default of any of its terms, the license provides us with the right of first refusal to renew the license on terms that are no less favorable than those that the government offers to any third party.

This license was set to expire on July 10, 2010; however, we and the Cayman Islands government have extended the license several times in order to provide sufficient time to negotiate the terms of a new license agreement. The most recent extension of our license expires June 30, 2014.

In February 2011, the Water (Production and Supply) Law, 2011 (which replaces the Water (Production and Supply) Law (1996 Revision)) and the Water Authority (Amendment) Law, 2011 (the “New Laws”) were published and are now in full force and effect. Under the New Laws, the Water Authority-Cayman (“WAC”) would issue any new license which could include a rate of return on invested capital model described below.

We have been advised in correspondence from the Cayman Islands government and the WAC that: (i) the WAC is now the principal negotiator, and not the Cayman Islands government, in these license negotiations, and (ii) the WAC has determined that a rate of return on invested capital model (“RCAM”) is in the best interest of the public and the Company’s customers.  RCAM is the rate model currently utilized in the electricity transmission and distribution license granted by the Cayman Islands government to the Caribbean Utilities Company, Ltd. We have advised the Cayman Islands government that we do not agree with its position on the two issues.

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

In October 2012, we were notified that the Court agreed to consider the issues outlined in the Application. As a result, our Company, the Cayman Islands government and the WAC will have the opportunity to present their positions to the Court in a trial proceeding.  We have been notified by the Court that the first hearing for this judicial review has been scheduled for April 1-2, 2014.

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

The water supply agreement with the Water and Sewerage Corporation of The Bahamas (“WSC”) for our Windsor plant expired in July 2013 with the delivery of the total amount of water required under the agreement. We have submitted a proposal to the WSC to continue to supply water from the Windsor plant for a period of five years and are awaiting their reply. At the request of the government of The Bahamas, we continue to operate the Windsor plant to provide the government of The Bahamas with additional time to decide whether or not government will enter into a new water supply agreement with us for the Windsor plant. We generated $7.5 million in revenues from this plant during the year ended December 31, 2013.

We have spent approximately $12.9 million to fund the development costs for a possible project in Mexico and expect to expend significant additional funds in 2014 and 2015 to continue to pursue this project.  However, we may not be successful in completing this project.

We own (through our wholly-owned Netherlands subsidiary, Consolidated Water Cooperatief, U.A.) a 99.9 % interest in N.S.C. Agua, S.A. de C.V., (“NSC”), a development stage Mexico company formed to pursue a project encompassing the construction, operation and minority ownership of a 100 million gallon per day seawater reverse osmosis desalination plant to be located in northern Baja California, Mexico and an accompanying pipeline to deliver water to the Mexican potable water system and the U.S. border. If this project is completed, we expect to participate in the operation of the plant and pipeline and also expect to retain a minority ownership position in the project. NSC has conducted an equipment piloting plant and water quality data collection program at the proposed feed water source and is presently seeking contracts for the electric power and feed water sources for the plant’s proposed operations.  NSC will be required to accomplish various additional steps before it can commence construction of the plant and pipeline including, but not limited to, completing the purchases of land required for the project, obtaining approvals and permits from various governmental agencies in Mexico and the United States, securing contracts with its proposed customers to sell water in sufficient quantities and at prices that make the project financially viable, and obtaining equity and debt financing for the project. NSC’s potential customers will also be required to obtain various governmental permits and approvals in order to purchase water from NSC. As of December 31, 2013, we have spent approximately $12.9 million on this project.

During the first quarter of 2014 we (i) exercised an option to purchase the shares of one of the other shareholders of NSC for $1.0 million, increasing our ownership in NSC to 99.9%; and (ii) decided not to extend a Memorandum of Understanding with one of our contractors, electing instead to reimburse this contractor $350,000 for work performed in connection with our pilot plant and water data collection program.

NSC has entered into a purchase contract for 8.1 hectares of land on which the proposed plant would be constructed. In 2012, NSC obtained an extension of this purchase contract through May 15, 2014 in exchange for prepayments of (i) $500,000 paid at signing of the extension and (ii) a further $500,000 paid in May 2013. NSC is required to pay a balance of $6.98 million on May 15, 2014 to complete the purchase of this land. In 2013, NSC purchased an additional 12 hectares of land, which constitute most of the land required for the project, for $12 million, of which $2 million has been paid. The remaining $10 million balance for this purchase is due on May 15, 2014.

We have determined that completing NSC’s development activities will require significant additional funding beyond the share purchase option and pilot plant expenses incurred in the first quarter of 2014 and the remaining $17 million due to purchase the land for the project site.  We expect to incur significant development expenses in 2014 and 2015 for this project. We estimate that it will take at least until the first quarter of 2015 for NSC to complete all of the development activities (which include completing the site piloting plant activities, completing the purchase of the land for the plant, securing feed water and power supplies, completing the engineering and feasibility studies, negotiating customer contracts, obtaining the required rights-of-way and regulatory permits and arranging the project financing) necessary to commence construction of the plant and pipeline. However, NSC may ultimately be unable to complete all of the activities necessary to begin construction of the project.

We expect the fair value of our investment in OC-BVI to decrease as its sole water supply contract matures.  If this decrease in fair value occurs, we will be required to record impairment losses in future periods to reduce the carrying value of our investment in OC-BVI to its decreased fair value.

We account for our investment in OC-BVI under the equity method of accounting for investments in common stock. This method requires recognition of a loss on an equity investment that is other than temporary, and indicates that a current fair value of an equity investment that is less than its carrying amount may indicate a loss in the value of the investment.

As a quoted market price for OC-BVI’s stock is not available, to test for possible impairment of our investment in OC-BVI, we estimate its fair value through the use of the discounted cash flow method, which relies upon projections of OC-BVI’s operating results, working capital and capital expenditures. The use of this method requires us to estimate OC-BVI’s cash flows from (i) its water supply agreement with the BVI government for its Bar Bay plant (the “Bar Bay agreement”); and (ii) the pending amount awarded by the Eastern Caribbean Court of Appeals for the value of the Baughers Bay plant previously transferred by OC-BVI to the BVI government (see further discussion of the Baughers Bay litigation at Item 8. - Notes to the Consolidated Financial Statements – Note 8).

We estimate the cash flows OC-BVI will receive from its Bar Bay agreement by (i) identifying various possible future scenarios for this agreement, which include the cancellation of the agreement after its initial seven-year term, and the exercise by the BVI government of the seven-year extension in the agreement; (ii) estimating the cash flows associated with each possible scenario; and (iii) assigning a probability to each scenario. We similarly estimate the cash flows OC-BVI will receive from the BVI government for the amount due under the ruling by the Eastern Caribbean Court of Appeals for the value of the Baughers Bay plant at the date it was transferred to the BVI government by assigning probabilities to different valuation scenarios.  The resulting probability-weighted sum represents the expected cash flows, and our best estimate of future cash flows, to be derived by OC-BVI from its Bar Bay agreement and the pending court award.

The identification of the possible scenarios for the Bar Bay plant agreement and the Baughers Bay plant valuation, the projections of cash flows for each scenario, and the assignment of relative probabilities to each scenario all represent significant estimates made by us. While we use our best judgment in identifying these possible scenarios, estimating the expected cash flows for these scenarios and assigning relative probabilities to each scenario, these estimates are by their nature highly subjective and are also subject to material change by our management over time based upon new information or changes in circumstances.

During the fourth quarter of 2013, after reassessing what we believe will be the future demand for water in Tortola, British Virgin Islands, and the probable sources the BVI government will utilize to meet this demand, we determined it appropriate to modify the projections of cash flows  for OC-BVI that we use to estimate the fair value of our investment in OC-BVI by increasing (from those used in prior years) the probabilities assigned to those scenarios that result in a lower supply of water or revenue stream from the Bar Bay plant. Based on these current estimates of OC-BVI’s cash flows and our resulting estimate of the fair value of our investment in OC-BVI, we determined that the carrying value of our investment in OC-BVI exceeded its fair value and recorded an impairment loss on this investment of $200,000. The resulting carrying value of our investment in OC-BVI of approximately $6.6 million as of December 31, 2013 assumes that the BVI government will honor its obligations under the Bar Bay agreement and also assumes (on a probability weighted basis) that the BVI government will exercise its option to extend the Bar Bay agreement for seven years beyond its initial term, which expires in 2017.

The remaining $6.6 million carrying value of our investment in OC-BVI as of December 31, 2013 exceeds our underlying equity in OC-BVI’s net assets by approximately $2.8 million. We account for this excess as goodwill.  The BVI government is OC-BVI’s sole customer and substantially all of OC-BVI’s revenues are generated from its Bar Bay plant. As the Bar Bay agreement matures and OC-BVI receives (or is determined by the court to not be entitled to receive) the pending court award amount assumed due for the value of the Baughers Bay plant, OC-BVI’s expected future cash flows, and therefore its fair value computed under the discounted cash flow method, will decrease. Unless OC-BVI obtains an expansion or other modification of its Bar Bay agreement that results in a significant increase in the estimated future cash flows from its Bar Bay plant, we will be required to record impairment losses in future periods to reduce the carrying value of our investment in OC-BVI to its then current fair value.  These impairment losses will, in the aggregate, equal the underlying $2.8 million in goodwill reflected in the carrying value of our investment in OC-BVI and could have a material adverse effect on our earnings and consolidated statement of operations.

We have constructed a desalination plant in Bali, Indonesia prior to obtaining water supply agreements for its production. If we are ultimately unable to generate sufficient revenues from this plant we will be required to record an impairment loss against its carrying value.

Through our subsidiary, PT Consolidated Water Bali, we have constructed a seawater reverse osmosis (“SWRO”) plant in Nusa Dua, one of the primary tourist areas of Bali, Indonesia. Nusa Dua has a target customer profile consisting of tourist resorts and vacation/luxury residences comparable to our retail service area on Grand Cayman. We believe the water demands of these properties in Nusa Dua will soon exceed the water supplies that can be provided to the area by the local public water utility, and that other areas of Bali will also eventually experience fresh water shortages. However, as SWRO has not been employed to any meaningful extent in Bali, we concluded that to obtain customers in Bali we must first demonstrate the viability of SWRO as well as our capabilities and expertise. Consequently, we elected to construct this plant before obtaining water supply agreements for its production. As of December 31, 2013, the capitalized costs for this plant reflected on our consolidated balance sheet were approximately $3.1 million, and the remaining capital investment for this plant, to expand its existing capacity from 250,000 gallons per day to 750,000 gallons per day, was approximately $1.3 million. If we are ultimately unable to generate sufficient revenues from this plant we will be required to record an impairment loss against its carrying value. Such impairment loss could have a material adverse impact on our results of operations.

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

Our top two bulk water customers, the Water Authority-Cayman and the Water and Sewerage Corporation of The Bahamas, accounted for approximately 13% and 45%, respectively, of our consolidated revenues for the year ended December 31, 2013.  If either of these customers terminate or decide not to renew their contracts with us, or renew such contracts on terms that are less favorable to us, or become unable for financial or other reasons to comply with the terms of our contracts with them, our results of operations, cash flows and financial condition could be adversely affected.

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

Our success depends upon the abilities of our executive officers. In particular, the loss of the services of Fredrick W. McTaggart, our President and Chief Executive Officer, could be detrimental to our operations and our continued success. Mr. McTaggart has an employment agreement expiring on December 31, 2016. Each year, the term of this agreement may be extended for an additional year. However, we cannot guarantee that Mr. McTaggart will continue to work for us during the term of his agreement or will enter into any extensions thereof.

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

Although we report our results in United States dollars, the majority of our revenues are earned in other currencies. Although many of these of the currencies have been fixed to the United States dollar for more than 20 years, other currencies (e.g. the Mexico peso, Indonesian rupiah and the euro) are not. We do not employ hedging strategies against the foreign currency exchange rate risk associated with conducting business in foreign currencies while reporting in United States dollars. If any of the fixed exchange rates becomes a floating exchange rate, or the other currencies in which we conduct business depreciate significantly against the United State dollar, our results of operations, cash flows and financial condition could be adversely affected.
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

The relatively low trading volume of our stock may adversely impact your sales of our shares.

During the year ended December 31, 2013, the average daily trading volume of our common shares was approximately 87,000 shares, a much lower trading volume than that of many other companies listed on the NASDAQ Global Select Market. A public trading market having the desired characteristics of depth, liquidity and orderliness depends on the presence in the market of willing buyers and sellers of our common shares at any given time. This presence in turn depends on the individual decisions of investors and general economic and market conditions over which we have no control. As a consequence of the limited volume of trading in our common shares, an investor in our stock may have difficulty selling a large number of our common shares in the manner, or at the price, that might be attainable if our common shares were more actively traded.

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

Distribution System

We own our Seven Mile Beach and West Bay potable water distribution systems in Grand Cayman. The combined systems consist of potable water pipes, valves, curb stops, meter boxes, and water meters installed in accordance to accepted engineering standards.

Corporate Office

We occupy approximately 5,500 square feet of office space at the Regatta Office Park, West Bay Road, Grand Cayman, Cayman Islands under a lease that expires April 30, 2014.

Red Gate Plant

Under the terms of the water production and supply license between OC-Cayman and the government of the Cayman Islands, OC-Cayman is allowed to use the property and the plant for the Red Gate plant to produce approximately 1.3 million gallons of desalinated water per day for sale to the Water Authority-Cayman. On November 30, 2008, the license was extended for a period of one year, during which time OC-Cayman was required to continue to operate and maintain the plant. In August 2008, the Water Authority-Cayman asked OC-Cayman to refurbish and make other improvements to the plant. The work was completed in July 2010. OC-Cayman was granted a new seven-year license and operating agreement for the plant that commenced on that date.

North Sound Plant

Construction of this plant was completed in November 2002. OC-Cayman provided the plant and equipment to the Water Authority-Cayman (“WAC”) under a seven-year vendor-financed sale and operating agreement. OC-Cayman operates the electrically powered plant and supplies approximately 1.6 million gallons of desalinated water per day to the WAC. OC-Cayman leases the property on which the plant is located from the WAC for a minimal annual rent, for the duration of the sale and operating agreement. The sale and operating agreement and property lease were extended and expires April 1, 2014. In March 2014, the WAC requested that OC-Cayman continue to operate and maintain the plant for an additional twelve months.  Responsibility for operation of the plant passes to the WAC upon expiration of the sale and operating agreement.

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

Bahamas Properties

Bimini plant

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

Windsor plant

We own the Windsor water production facility, located in Nassau, New Providence, with a production capacity of 3.1 million gallons per day. The plant is powered by a combination of diesel engine-driven high-pressure pumps, and electrical power purchased from the Bahamas Electricity Corporation to power all other loads in the plant. The plant is contained within a 13,000 sq. ft. concrete and steel building that also contains a warehouse, workshop and offices. It is located on land owned by the Water and Sewerage Corporation of The Bahamas and our 15-year water sales agreement gives us a license to use the land throughout the term of that agreement. This water supply agreement expired when we delivered the total amount of water required under the agreement in July 2013.

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

Blue Hills plant

In July 2006, we substantially completed construction of a second water production facility in Nassau, New Providence: the Blue Hills plant. With a production capacity of 7.2 million gallons per day this plant is the largest desalination plant we have built or operated to date. The plant is powered by a combination of diesel engine-driven high-pressure pumps, and electrical power purchased from the Bahamas Electricity Corporation to power all other loads in the plant. The plant is contained within a 16,000 sq. ft. concrete and steel building that also contains a warehouse, workshop and offices. It is located on land owned by the Water and Sewerage Corporation of The Bahamas and our 20-year water sales agreement gives us a license to use the land throughout the term of that agreement. The Blue Hills plant water supply agreement was amended in January, 2011 and extended through 2032. Pursuant to this amendment, we increased the production capacity of the Blue Hills plant to 12.0 million gallons per day.

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

Indonesia Property

We own a water production facility located in the Nusa Dua region of Bali, Indonesia consisting of a plant with a production capacity of 250,000 gallons per day and a 528,000 gallon storage tank. The land on which this plant and storage tank are located is leased through September 8, 2032.

U.S. Properties

Our Aquilex office consists of 6,500 square feet located in Coral Springs, Florida that has been leased through May 2016. Our U.S. warehouse consists of 4,100 square feet located in Sunrise, Florida that has been leased through October 2015.

Mexico Properties

NSC has entered into a purchase contract for 8.1 hectares of land on which the proposed plant would be constructed. In 2013, NSC purchased an additional 12 hectares of land, which constitute most of the land required for the project, for $12 million, of which $2 million has been paid. The remaining $10 million balance for this purchase is due on May 15, 2014.

NSC has entered into a 20-year lease, effective November 2012, with the Comisión Federal de Electricidad for approximately 5,000 square meters of land on which it plans to construct the water intake and discharge works for the plant. The amounts due on this lease are payable in Mexican pesos at an amount that is currently equivalent to approximately $20,000 per month. This lease is cancellable should NSC ultimately not proceed with the project.

ITEM 3.                 LEGAL PROCEEDINGS

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

Retail License – Cayman Water

Our license to provide water to retail customers in the Cayman Islands was set to expire on July 10, 2010; however, we and the Cayman Islands government have extended the license several times in order to provide sufficient time to negotiate the terms of a new license agreement. The most recent extension of our license expires June 30, 2014.

In February 2011, the Water (Production and Supply) Law, 2011 (which replaces the Water (Production and Supply) Law (1996 Revision)) and the Water Authority (Amendment) Law, 2011 (the “New Laws”) were published and are now in full force and effect. Under the New Laws, the Water Authority-Cayman (“WAC”) would issue any new license which could include a rate of return on invested capital model described below.

We have been advised in correspondence from the Cayman Islands government and the WAC that: (i) the WAC is now the principal negotiator, and not the Cayman Islands government, in these license negotiations, and (ii) the WAC has determined that a rate of return on invested capital model (“RCAM”) is in the best interest of the public and the Company’s customers.  RCAM is the rate model currently utilized in the electricity transmission and distribution license granted by the Cayman Islands government to the Caribbean Utilities Company, Ltd. We have advised the Cayman Islands government that we do not agree with its position on the two issues.

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

In October 2012, we were notified that the Court agreed to consider the issues outlined in the Application. As a result, our Company, the Cayman Islands government and the WAC will have the opportunity to present their positions to the Court in a trial proceeding.  We have been notified by the Court that the first hearing for this judicial review has been scheduled for April 1 and 2, 2014.

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

	High	Low
First Quarter 2013	$9.90	$7.67
Second Quarter 2013	11.43	9.05
Third Quarter 2013	14.97	11.10
Fourth Quarter 2013	16.83	10.98

First Quarter 2012	$9.16	$7.44
Second Quarter 2012	8.29	6.99
Third Quarter 2012	8.70	7.93
Fourth Quarter 2012	8.29	6.78

No trading market exists for our redeemable preferred shares, which are only issued to, or purchased by, long-term employees of our company and must be held by these employees for a period of four years before they vest.

On December 13, 2013, we issued 13,980 shares of common stock to our directors under the Non-Executive Directors’ Share Plan in consideration for their service on our Board of Directors and the committees thereof. See “ITEM 11. EXECUTIVE COMPENSATION.”

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

Holders

On March 10, 2014, we had 807 holders of record of our common stock.

Dividends

Our Board of Directors declares and approves any and all dividends.

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

	2013	2012
First Quarter	$0.075	$0.075
Second Quarter	0.075	0.075
Third Quarter	0.075	0.075
Fourth Quarter	0.075	0.075

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

The table below contains selected financial data, derived from our audited consolidated financial statements for each of the years in the five-year period ended December 31, 2013. Our consolidated financial statements are prepared in accordance with the accounting principles generally accepted in the United States of America (“US-GAAP”). As a result, all financial information presented herein has been prepared in accordance with US-GAAP. This selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and with our consolidated financial statements and related notes thereto contained elsewhere in this Annual Report.

	Year Ended December 31,
	2013	2012	2011	2010	2009
Statement of Income Data:
Revenue	$63,822,131	$65,450,702	$55,154,492	$50,708,554	$58,019,517
Net Income	8,594,519	9,315,514	6,113,218	6,292,025	6,098,571
Balance Sheet Data:
Total Assets	165,364,854	150,449,086	160,859,431	152,201,566	154,475,781
Long Term Debt Obligations (including current portion)	15,255,167	6,852,660	24,383,794	18,306,785	21,129,267
Redeemable Preferred Stock	22,445	18,159	13,456	10,070	10,315
Non-controlling interests	2,599,258	1,927,214	1,556,529	1,600,167	1,449,030
Dividends Declared Per Share	$0.30	$0.30	$0.30	$0.30	$0.28
Basic Earnings Per Share	$0.59	$0.64	$0.42	$0.43	$0.42
Weighted Average Number of Shares	14,633,884	14,578,518	14,560,259	14,547,065	14,535,192
Diluted Earnings Per Share	$0.58	$0.64	$0.42	$0.43	$0.42
Weighted Average Number of Shares	14,703,880	14,606,148	14,596,013	14,597,894	14,588,144

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Our objective is to provide water services in areas where the supply of potable water is scarce and where the use of reverse osmosis technology to produce potable water is economically feasible.

We intend to increase revenues by developing new business opportunities both within our current service areas and in new markets. We expect to maintain operating efficiencies by continuing to properly execute our water production, energy recovery, equipment maintenance and water loss mitigation programs. We believe that many water scarce countries in the Caribbean basin and other select markets present opportunities for our business model.

Our operations and activities, and those of our affiliate OC-BVI, are presently conducted at 14 plants in five countries: the Cayman Islands, The Bahamas, Belize, the British Virgin Islands and Indonesia. The following table sets forth the comparative combined production capacity of our retail, bulk and affiliate operations as of December 31 of each year.

Comparative Operations
2013			2012
Location	Plants	Capacity (*)	Location	Plants	Capacity (*)
Cayman Islands	7	9.1	Cayman Islands	8	10.2
Bahamas	3	15.2	Bahamas	3	15.2
Belize	1	0.6	Belize	1	0.6
British Virgin Islands	2	0.8	British Virgin Islands	2	0.8
Bali, Indonesia	1	0.3
	14	26.0		14	26.8

(*) In millions of gallons per day.

Cayman Islands

We have been operating our business on Grand Cayman Island since 1973 and have been using reverse osmosis technology to convert seawater to potable water since 1989. The Cayman Islands have a limited natural supply of fresh water. We currently have an exclusive license from the Cayman Islands government to process potable water from seawater and then sell and distribute that water by pipeline to the Seven Mile Beach and West Bay areas of Grand Cayman. Our operations consist of seven reverse osmosis seawater conversion plants which provide water to approximately 5,300 retail residential and commercial customers within a government licensed area and bulk water sales to the Water Authority-Cayman (“WAC”). Our pipeline system in the Cayman Islands covers the Seven Mile Beach and West Bay areas of Grand Cayman and consists of approximately 77 miles of potable water pipe.

Our exclusive license from the Cayman Islands government was set to expire on July 30, 2010, however we and the Cayman Islands government have extended the license several times in order to provide sufficient time to negotiate the terms of a new license. The most recent extension of our license expires June 30, 2014. In 2011, the Cayman Islands government enacted new water regulation laws pursuant to which the WAC will issue any new retail license. We have been informed during our retail license negotiations that the Cayman Islands government seeks to restructure the terms of our license to employ a rate of return on invested capital model, the implementation of which could significantly reduce the operating income and cash flows we have historically generated from our retail license. See further discussion of this matter at ITEM 1A. RISK FACTORS and ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Material Commitments, Expenditures and Contingencies – Renewal of Retail License.

The Bahamas

CW-Bahamas produces potable water from three reverse osmosis seawater conversion plants. Two of these plants, the Windsor plant and the Blue Hills plant, are located in Nassau, New Providence and have a total installed capacity of 15.1 million gallons per day. CW-Bahamas supplies water from these plants on a take-or-pay basis to the Water and Sewerage Corporation of The Bahamas (“WSC”) under long-term build, own and operate supply agreements. During 2013, we supplied approximately 4.6 billion gallons (2012: 4.6 billion gallons) of water to the WSC from these plants. The Windsor water supply agreement expired in July 2013, however we continue to supply water from this plant while the Bahamas government determines whether or not to enter into a new supply contract with us. CW-Bahamas’ third plant is located in Bimini, has a capacity of 115,000 gallons per day, and provides potable water to the Bimini Sands Resort and to the Bimini Beach Hotel. We have also sold water intermittently to the WSC from our Bimini plant when their regular supply was unavailable.

From time to time, CW-Bahamas has experienced delays in collecting its accounts receivable due to financial difficulties experienced by the WSC. CW-Bahamas was due approximately $13.9 million from the WSC as of December 31, 2013. Representatives of the Bahamas government have informed us that the delay in paying our accounts receivables is due to operating issues within the WSC, that the delay does not reflect any type of dispute with us with respect to the amounts owed, and that the amounts will ultimately be paid in full. We believe that the accounts receivable from the WSC are fully collectible and therefore have not provided any allowance for possible non-payment of these receivables as of December 31, 2013.

Belize

CW-Belize was acquired on July 21, 2000, and consists of one reverse osmosis seawater conversion plant on Ambergris Caye, Belize, capable of producing 550,000 gallons per day. We sell water to one customer, Belize Water Services Limited, which then distributes the water through its own distribution system to residential, commercial and tourist properties on Ambergris Caye.

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

Certain of our accounting estimates or assumptions constitute “critical accounting estimates” for us because:

•	the nature of these estimates or assumptions is material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change; and

•	the impact of the estimates and assumptions on financial condition and results of operations is material.

Our critical accounting estimates relate to the valuation of our (i) equity investment in our affiliate, OC-BVI; and (ii) goodwill and intangible assets.

Valuation of Investment in OC-BVI. We account for our investment in OC-BVI under the equity method of accounting for investments in common stock. This method requires recognition of a loss on an equity investment that is other than temporary, and indicates that a current fair value of an equity investment that is less than its carrying amount may indicate a loss in the value of the investment.

As a quoted market price for OC-BVI’s stock is not available, to test for possible impairment of our investment in OC-BVI, we estimate its fair value through the use of the discounted cash flow method, which relies upon projections of OC-BVI’s operating results, working capital and capital expenditures. The use of this method requires us to estimate OC-BVI’s cash flows from (i) its water supply agreement with the BVI government for its Bar Bay plant (the “Bar Bay agreement”); and (ii) the pending amount awarded by the Eastern Caribbean Court of Appeals for the value of the Baughers Bay plant previously transferred by OC-BVI to the BVI government (see further discussion of the Baughers Bay litigation at Item 8. - Notes to the Consolidated Financial Statements – Note 8).

We estimate the cash flows OC-BVI will receive from its Bar Bay agreement by (i) identifying various possible future scenarios for this agreement, which include the cancellation of the agreement after its initial seven-year term, and the exercise by the BVI government of the seven-year extension in the agreement; (ii) estimating the cash flows associated with each possible scenario; and (iii) assigning a probability to each scenario. We similarly estimate the cash flows OC-BVI will receive from the BVI government for the amount due under the ruling by the Eastern Caribbean Court of Appeals for the value of the Baughers Bay plant at the date it was transferred to the BVI government by assigning probabilities to different valuation scenarios.  The resulting probability-weighted sum represents the expected cash flows, and our best estimate of future cash flows, to be derived by OC-BVI from its Bar Bay agreement and the pending court award.

The identification of the possible scenarios for the Bar Bay plant agreement and the Baughers Bay plant valuation, the projections of cash flows for each scenario, and the assignment of relative probabilities to each scenario all represent significant estimates made by us. While we use our best judgment in identifying these possible scenarios, estimating the expected cash flows for these scenarios and assigning relative probabilities to each scenario, these estimates are by their nature highly subjective and are also subject to material change by our management over time based upon new information or changes in circumstances.

During the fourth quarter of 2013, after reassessing what we believe will be the future demand for water in Tortola, British Virgin Islands, and the probable sources the BVI government will utilize to meet this demand, we determined it appropriate to modify the projections of cash flows  for OC-BVI that we use to estimate the fair value of our investment in OC-BVI by increasing (from those used in prior years) the probabilities assigned to those scenarios that result in a lower supply of water or revenue stream from the Bar Bay plant. Based on these current estimates of OC-BVI’s cash flows and our resulting estimate of the fair value of our investment in OC-BVI, we determined that the carrying value of our investment in OC-BVI exceeded its fair value and recorded an impairment loss on this investment of $200,000. The resulting carrying value of our investment in OC-BVI of approximately $6.6 million as of December 31, 2013 assumes that the BVI government will honor its obligations under the Bar Bay agreement and also assumes (on a probability-weighted basis) that the BVI government will exercise its option to extend the Bar Bay agreement for seven years beyond its initial term, which expires in 2017.

The remaining $6.6 million carrying value of our investment in OC-BVI as of December 31, 2013 exceeds our underlying equity in OC-BVI’s net assets by approximately $2.8 million. We account for this excess as goodwill.  The BVI government is OC-BVI’s sole customer and substantially all of OC-BVI’s revenues are generated from its Bar Bay plant. As the Bar Bay agreement matures and OC-BVI receives (or is determined by the court to not be entitled to receive) the pending court award amount assumed due for the value of the Baughers Bay plant, OC-BVI’s expected future cash flows, and therefore its fair value computed under the discounted cash flow method, will decrease. Unless OC-BVI obtains an expansion or other modification of its Bar Bay agreement that results in a significant increase in the estimated future cash flows from its Bar Bay plant, we will be required to record impairment losses in future periods to reduce the carrying value of our investment in OC-BVI to its then current fair value.  These impairment losses will, in the aggregate, equal the underlying $2.8 million in goodwill reflected in the carrying value of our investment in OC-BVI and could have a material adverse effect on our earnings and consolidated statement of operations.

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

For each of the years in the three-year period ended December 31, 2013 we estimated the fair value of our reporting units by applying the discounted cash flow method, the subject company stock price method, the guideline public company method, the mergers and acquisitions method and, on an exception basis and where necessary and appropriate, the net asset value method.

The discounted cash flow method relied upon seven-year discrete projections of operating results, working capital and capital expenditures, along with a terminal value subsequent to the discrete period. These seven-year projections were based upon historical and anticipated future results, general economic and market conditions, and considered the impact of planned business and operational strategies. The discount rates for the calculations represented the estimated cost of capital for market participants at the time of each analysis. In preparing these seven-year projections for our retail unit we (i) identified possible outcomes of our on-going negotiations with the Cayman Islands government for the renewal of our retail license; (ii) estimated the cash flows associated with each possible outcome; and (iii) assigned a probability to each outcome and associated estimated cash flows. The weighted average estimated cash flows were then summed to determine the overall fair value of the retail unit under this method. The possible outcomes used for the discounted cash flow method for the retail unit included the implementation of a rate of return on invested capital model, the methodology proposed by Cayman Islands government representatives for the new retail license.

We also estimated the fair value of each of our reporting units for each of the years in the three-year period ended December 31, 2013 through reference to the quoted market prices for our Company and guideline companies and the market multiples implied by guideline merger and acquisition transactions. For the year ended December 31, 2012 we also relied upon net asset values to estimate the fair value of our services unit.

We weighted the fair values estimated for each of our reporting units under each method and summed such weighted fair values to estimate the overall fair value for each reporting unit. We changed the relative weightings for 2013 from those used for 2012 to increase the weightings applied to those methods that resulted in more conservative estimates of fair value. The respective weightings we applied to each method for the years ended December 31, 2013 and 2012 are as follows:

	2013			2012
Method	Retail	Bulk	Services	Retail	Bulk	Services
Discounted cash flow	50%	50%		20%	30%
Subject company stock price	30%	30%		60%	50%	10%
Guideline public company	10%	10%		10%	10%
Mergers and acquisitions	10%	10%		10%	10%
Net asset value						90%
	100%	100%		100%	100%	100%

The fair values we estimated for our retail, bulk and services units exceeded their carrying amounts for the year ended December 31, 2011. The fair values we estimated for our retail and bulk units exceeded their carrying amounts by 39% and 6%, respectively, for the year ended December 31, 2012. The fair value we estimated for our services unit for the year ended December 31, 2012 was 10% less than its carrying amount. As a result of this estimate and our subsequent step 2 analysis of the implied fair value of the goodwill recorded for our services unit, we recorded an impairment charge for the services unit goodwill of $88,717 for the year ended December 31, 2012. The fair values we estimated for our retail and bulk units exceeded their carrying amounts by 47% and 23%, respectively, for the year ended December 31, 2013.

We also performed an analysis reconciling the conclusions of value for our reporting units to our market capitalization at October 1, 2013. This reconciliation did not result in an implied control premium for our Company.

Quarterly Results of Operations

The following table presents unaudited quarterly results of operations for the eight quarters ended December 31, 2013. We believe that all adjustments, consisting only of normal recurring adjustments, necessary to present fairly such quarterly information have been included in the amounts reported below.

	Year Ended December 31, 2013
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Total revenues	$16,555,197	$16,569,380	$15,438,581	$15,258,973
Gross profit	6,220,507	6,397,521	5,226,885	5,660,966
Net income attributable to Consolidated Water Co. Ltd. stockholders	3,742,003	2,853,850	908,690	1,089,976
Diluted earnings per share	0.26	0.19	0.06	0.07

	Year Ended December 31, 2012
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Total revenues	$16,728,727	$16,230,779	$15,840,136	$16,651,060
Gross profit	5,947,849	5,405,410	5,241,284	5,397,899
Net income attributable to Consolidated Water Co. Ltd. stockholders	2,342,666	1,957,492	1,304,843	3,710,513
Diluted earnings per share	0.16	0.13	0.09	0.25

Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and accompanying notes included under Part II, ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA, of this Annual Report.

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

Consolidated Results

Net income attributable to Consolidated Water Co. Ltd. common stockholders for 2013 was $8,594,519 ($0.58 per share on a fully-diluted basis), as compared to $9,315,514 ($0.64 per share on a fully-diluted basis) for 2012.

Total revenues for 2013 declined to $63,822,131 from $65,450,702 in 2012 due to decreases in revenues for our retail and bulk segments. Gross profit for 2013 was $23,505,879 or 37% of total revenues, as compared to $21,992,442 or 34% of total revenues, for 2012. Gross profit for the bulk segment improved in 2013 from 2012 while gross profit for the retail and services segments declined in 2013 from 2012. For further discussion of revenues and gross profit for 2013, see the “Results by Segment” analysis that follows.

General and administrative (“G&A”) expenses on a consolidated basis were $15,844,303 and $14,542,817 for 2013 and 2012, respectively. The increase of approximately 9% in consolidated G&A expenses in 2013 resulted from increases in (i) the project development expenses incurred by NSC, our Mexico subsidiary, of approximately $1.5 million; (ii) employee expenses of approximately $206,000 attributable to base salary increases; (iii) director’s fees and expenses of approximately $218,000; and (iv) fees and licenses of approximately $146,000.  These increases were offset by decreases in (i) non-Mexico related business development costs of approximately $584,000; (ii) research and development costs of approximately $186,000; (iii) professional fees of approximately $178,000 and (iv) depreciation expense of approximately $131,000.

Interest income decreased to $826,570 for 2013 from $835,941 in 2012 as a result of the declining principal balance on our loans receivable.

Interest expense decreased to $484,057 for 2013 from $876,971 for 2012 as a result of the repayment on March 31, 2012 of the remaining $8.5 million balance of CW-Bahamas’ Series A bonds payable and the declining principal balances on our remaining bonds payable.

We recognized earnings and profit sharing on our investment in OC-BVI for 2013 and 2012 of $1,337,352 and $2,464,773, respectively. Our earnings from OC-BVI decreased from 2013 to 2012 due to the receipt by OC-BVI during 2012, of approximately $4.7 million of the amount awarded in the Baughers Bay litigation, as compared to the receipt of only the remaining unpaid balance of this award of $2 million in 2013.  See further discussion of OC-BVI and the Baughers Bay litigation at Note 8 of our Consolidated Financial Statements at Item 8 of this Annual Report.

Results by Segment

Retail Segment:

The retail segment contributed $1,182,155 and $1,370,112 to our income from operations for 2013 and 2012, respectively.

Revenues generated by our retail water operations were $23,018,498 and $24,222,895 for 2013 and 2012, respectively. The gallons of water sold by our retail segment decreased by almost 8% from 2012 to 2013. While we are not certain of the cause of the decrease in the volume of gallons sold by our retail segment in 2013, we believe this decrease, which continues a decline that began in 2011, could reflect the adoption of water conservation measures by some of our larger customers. The impact of the decrease in the volume of water sold in 2013 on retail revenues was exacerbated by the annual first quarter adjustment to our base rates, which was an decrease of approximately 0.22% in 2013 as a result of movements in the consumer price indices used to determine such rate adjustments.

Retail segment gross profit was $11,995,402 (52% of retail revenues) and $12,674,640 (52% of retail revenues) for 2013 and 2012, respectively.

Consistent with prior periods, we record all non-direct G&A expenses in our retail business segment and do not allocate any of these non-direct costs to our other two business segments. Retail G&A expenses for 2013 and 2012 were $10,812,877 and $11,304,528, respectively. G&A expenses decreased from 2012 to 2013 principally as a result of decreases in (i) non-Mexico related business development costs of approximately $584,000; (ii) professional fees of approximately $154,000 and (iii) depreciation expense of approximately $125,000.  These decreases were offset by an increase in (i) employee expenses of approximately $220,000 attributable to base salary increases; and (ii) directors’ fees and expenses of approximately $164,000.

During the latter half of 2012, we commenced, through our subsidiary, PT Consolidated Water Bali, the construction of a seawater reverse osmosis (“SWRO”) plant in Nusa Dua, one of the primary tourist areas of Bali, Indonesia. Nusa Dua has a target customer profile consisting of tourist resorts and vacation/luxury residences comparable to our retail service area on Grand Cayman. We believe the water demands of these properties in Nusa Dua will soon exceed the water supplies that can be provided to the area by the local public water utility, and that other areas of Bali will also eventually experience fresh water shortages. However, as SWRO has not been employed to any meaningful extent in Bali, we concluded that to obtain customers in Bali we must first demonstrate the viability of SWRO as well as our capabilities and expertise. Consequently, we elected to construct this plant before obtaining water supply agreements for its production. We believe sufficient demand exists in Nusa Dua to enable us to sell all of the plant’s capacity, although we cannot assure that we will be able to do so. As of December 31, 2013, the capitalized costs for this plant reflected on our consolidated balance sheet were approximately $3.1 million, and the remaining capital investment for this plant, to expand its existing capacity from 250,000 gallons per day to 750,000 gallons per day, will be approximately $1.3 million. We generated approximately $144,000 of revenues from this plant for the year ended December 31, 2013.

Bulk Segment:

The bulk segment contributed $10,103,455 and $7,261,041 to our income from operations for 2013 and 2012, respectively.

Bulk segment revenues were $39,960,220 and $40,758,182 for 2013 and 2012, respectively. The decrease in bulk revenues of approximately $798,000 from 2012 to 2013 resulted from the January 2013 expiration of our operating agreement with the Water Authority-Cayman for their Lower Valley plant on Grand Cayman Island. We generated approximately $2.1 million in revenues and approximately $213,000 gross profit from the operation of the Lower Valley plant during the year ended December 31, 2012.  This decrease was partially offset by increased sales from the other plants we operate for the Water Authority-Cayman. The total gallons of water sold by our bulk segment decreased in 2013 by 2% from 2012.

Gross profit for our bulk segment was $11,747,324 and $9,078,295 for 2013 and 2012, respectively. Gross profit as a percentage of bulk revenues was approximately 29% and 22% for 2013 and 2012, respectively.  The improvement in gross profit from 2012 to 2013 reflects a reduction of approximately $2.2 million in depreciation expense, as certain assets we continue to use reached the end of their depreciable lives during the fourth quarter of 2012 and early 2013.

Bulk segment G&A expenses were $1,643,869 and $1,384,527 for 2013 and 2012, respectively. The increase in these expenses from 2012 to 2013 reflects an increase of approximately $113,000 in fees and licenses arising primarily from higher revenues for CW-Bahamas, and approximately $54,000 in additional directors’ fees.

Services Segment:

The services segment incurred losses from operations of ($3,624,404) and ($1,702,972) for 2013 and 2012, respectively. We anticipate that the services segment will continue to incur losses from operations while we continue to fund the project development activities of NSC and/or until such time as we obtain significant new management services or plant construction contracts. As a result of the decline in profitability of our services segment and its current economic prospects, our 2012 goodwill impairment testing resulted in an impairment charge to write-off all of our services segment’s goodwill of $88,717.

Services segment revenues were $843,413 and $469,625 for 2013 and 2012, respectively. Services revenues increased from 2012 to 2013 primarily due to an increase in revenues earned under our management services agreement with OC-BVI.

Gross profit for our services segment was ($236,847) and $239,507 for 2013 and 2012, respectively. The lower gross profit for 2013 reflects $307,000 in incremental employee costs primarily due to the transfer of four engineering employees from our retail segment to our services segment, and a $173,000 increase in engineering related consulting expenses.

G&A expenses for the services segment were $3,387,557 and $1,853,762 for 2013 and 2012, respectively. The increase in G&A expenses is attributable to an increase in the expenses related to the project development activities of NSC of approximately $1.5 million.

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

G&A expenses on a consolidated basis were $14,542,817 and $13,651,650 for 2012 and 2011, respectively. The growth of approximately 7% in G&A expenses in 2012 resulted from (i) incremental employee expenses of approximately $486,000 attributable to additional management and information technology personnel and base salary increases; (ii) additional research and development costs of approximately $277,000; (iii) an increase in other business development costs (i.e. - for projects other than NSC’s Mexico initiative) of approximately $821,000; (iv) incremental depreciation expense of approximately $170,000; and (v) smaller increases in various miscellaneous expense categories. The overall increase in 2012 consolidated G&A expenses was in part offset by a decrease of approximately $1.3 million in the project development expenses incurred by NSC.

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

Revenues generated by our retail water operations were $24,222,895 and $23,356,338 for 2012 and 2011, respectively. The gallons of water sold by our retail segment decreased by almost 2% from 2011 to 2012. We believe this decrease in the volume of water sold by our retail segment resulted from abnormally high rainfall on Grand Cayman during the three months ended June 30, 2012. As reported by the Cayman Islands National Weather Service, Grand Cayman received approximately 28 inches of rainfall during the three months ended June 30, 2012, as compared to just over four inches during the three months ended June 30, 2011 and a 30 year average for the second quarter ended June 30 of approximately 13 inches. The impact of the decrease in the volume of water sold in 2012 on retail revenues was mitigated by the annual first quarter adjustment to our base rates, which was an increase of approximately 4% in 2012 as a result of upward movements in the consumer price indices used to determine such rate adjustments.

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

During the fourth quarter of 2012 we determined, after assessing the economic prospects for our Bimini subsidiary, that the carrying value of Bimini’s desalination plant assets were likely not recoverable from its undiscounted future cash flows. Accordingly, we recorded an impairment loss of $432,727 to reduce the carrying value of the Bimini plant to its estimated fair value.

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

Services segment revenues were $469,625 and $1,040,280 for the years ended December 31, 2012 and 2011, respectively. Services revenues decreased from 2011 to 2012 due to the expiration of the management services contract for the Bermuda plant on June 30, 2011 and a $163,000 reduction in plant sales revenues due to a lack of customer plant construction activity in 2012.  Serving to slight offset these revenue decreases were higher fees earned on our management agreement for OC-BVI due to the higher earnings recognized by this affiliate in 2012 as compared to 2011.

Gross profit for our services segment was $239,507 and $531,941 for the years ended December 31, 2012 and 2011, respectively. The lower gross profit for 2011 reflects the decrease in revenues discussed above.

G&A expenses for the services segment were $1,853,762 and $3,264,238 for the years ended December 31, 2012 and 2011, respectively. The decrease in G&A expenses is attributable to a reduction in the expenses related to the project development activities of NSC of approximately $1.3 million.

As noted above, our management contract for the Bermuda plant expired on June 30, 2011, and we do not expect to generate any further fees or revenues from this plant. We generated revenues and gross profits from our Bermuda affiliate of $723,000 and $457,000, respectively, for the year ended December 31, 2011.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity Position

Our projected liquidity requirements for 2014 include the $5.5 million we paid to service our bonds payable and prepay the outstanding principal balance thereon during the first quarter of 2014, capital expenditures for our existing operations of approximately $9.6 million, approximately $17.0 million to purchase the land site for NSC’s project and approximately $8.2 million for NSC’s project development activities.  Our liquidity requirements for 2014 may also include quarterly dividends, if such dividends are declared by our Board. Our dividend payments amounted to approximately $4.4 million in 2013.

We may seek new financing in 2014 for NSC’s pending land purchases. We believe we have the credit standing and funding sources to obtain such financing.

Our operating activities have generated net cash of approximately $28.8 million over the last three years, and at December 31, 2013 we had cash of approximately $33.6 million and working capital of approximately $44.0 million. We are not presently aware of anything that would lead us to believe that we will not have sufficient liquidity to meet our needs for 2014 and thereafter.  However our available cash and working capital balances at December 31, 2013 could decline over the course of 2014 as we continue, as we presently anticipate, funding the project development activities of NSC and PT Consolidated Water Bali.

Borrowings Outstanding

As of December 31, 2013, our borrowings outstanding with an aggregate unamortized balance of $5,205,167 consisted entirely of bonds payable bearing interest at a contractual rate of 5.95%. These bonds were issued in August 2006 in the principal amount of $15,771,997 in a private offering. We received net proceeds (excluding issuance costs and after the offering discount) from this issuance of $14,445,720. These bonds were repayable in quarterly principal and interest installments of $526,010, and matured in 2016. We had the right to redeem these bonds in full at any time after August 4, 2009 at a premium of 1.5% of the outstanding principal and accrued interest on the bonds on the date of redemption. We exercised this right and paid $4,939,620 in February 2014 to redeem these bonds.

Material Commitments, Expenditures and Contingencies

Retail License

We sell water through our retail operations under a license issued in July 1990 by the Cayman Islands government that grants Cayman Water the exclusive right to provide water to customers within its licensed service area. As discussed below, this license was set to expire in July 2010 but has since been extended while negotiations for a new license take place. Pursuant to the license, we have the exclusive right to produce potable water and distribute it by pipeline to our licensed service area which consists of two of the three most populated areas of Grand Cayman, the Seven Mile Beach and West Bay areas. For the years ended December 31, 2013, 2012, and 2011 we generated approximately 36%, 37%, and 42% respectively, of our consolidated revenues and 52%, 58%, and 62% respectively, of our consolidated gross profits from the retail water operations conducted pursuant to our exclusive license. If we are not in default of any of its terms, this license provides us with the right of first refusal to renew the license on terms that are no less favorable than those that the government offers to any third party.

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

In February 2011, the Water (Production and Supply) Law, 2011 (which replaces the Water (Production and Supply) Law (1996 Revision)) and the Water Authority (Amendment) Law, 2011 (the “New Laws”) were published and are now in full force and effect. Under the New Laws, the WAC would issue any new license which could include a rate of return on invested capital model described below.

We have been advised in correspondence from the Cayman Islands government and the WAC that: (i) the WAC is now the principal negotiator, and not the Cayman Islands government, in these license negotiations, and (ii) the WAC has determined that a rate of return on invested capital model (“RCAM”) is in the best interest of the public and the Company’s customers. RCAM is the rate model currently utilized in the electricity transmission and distribution license granted by the Cayman Islands government to the Caribbean Utilities Company, Ltd. We have advised the Cayman Islands government that we disagree with its position on these two issues.

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

Throughout the course of the license renewal negotiations, we have objected to the use of RCAM on the basis that we believe such a model would not promote the efficient operation of our water utility and could ultimately increase water rates to our customers.

In October 2012, we were notified that the Court agreed to consider the issues outlined in the Application. As a result, our Company, the Cayman Islands government and the Water Authority-Cayman will have the opportunity to present their positions to the Court in a trial proceeding. We have been notified by the Court that the first hearing for this judicial review has been scheduled for April 1-2, 2014.

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

The regulations which govern the base water and sewerage rates charged by the WAC were amended in 2012 by order of the Cabinet of the Cayman Islands government to include an annual inflation adjustment mechanism which is functionally the same as the inflation adjustment mechanism included in our extended 1990 License agreement. In addition, the rates charged by the WAC for sewerage services now include a monthly energy adjustment charge which allows the WAC to increase or decrease their sewerage charges to reflect monthly changes in energy costs. This new energy adjustment charge is also functionally similar to the energy adjustment charge contained in our 1990 License agreement. And finally, WAC’s base water and sewerage rates were immediately increased by an average of 9.2%. We believe that as a result of these fundamental changes, the WAC’s rate structure is now consistent with the rate structure of our license. In our opinion, such changes are inconsistent with the WAC’s previous assertion that a rate of return on invested capital model is in the best interests of the public.

N.S.C. Agua, S.A. de C.V.

In May 2010, we acquired, through our wholly-owned Netherlands subsidiary, Consolidated Water Cooperatief, U.A., (“Cooperatief”) a 50 % interest in N.S.C. Agua, S.A. de C.V., (“NSC”) a development stage Mexican company. We have since purchased, through the conversion of a loan we made to NSC, sufficient shares to raise our ownership interest in NSC to 99.9%. NSC was formed to pursue a project encompassing the construction, operation and minority ownership of a 100 million gallon per day seawater reverse osmosis desalination plant to be located in northern Baja California, Mexico and an accompanying pipeline to deliver water to the Mexican potable water infrastructure and the U.S. border. We believe such a project can  be successful due to what we anticipate will be a growing need for a new potable water supply for the areas of northern Baja California, Mexico and Southern California, United States. To complete this project, NSC has engaged two engineering groups with extensive regional and/or technical experience and entered into a Memorandum of Understanding (the “EPC MOU”) with a global engineering, procurement and construction contractor for large seawater desalination plants. If this project is completed, we expect to participate in the operation of the plant and pipeline and also expect to retain a minority ownership position in the project. NSC is presently seeking contracts for the electric power and feed water sources for the plant’s proposed operations, and has conducted (under the EPC MOU) an equipment piloting plant and water quality data collection program at the proposed feed water source. NSC will be required to accomplish various additional steps before it can commence construction of the plant and pipeline including, but not limited to, completing the purchases of land required for the project, obtaining approvals and permits from various governmental agencies in Mexico and the United States, securing contracts with its proposed customers to sell water in sufficient quantities and at prices that make the project financially viable, and obtaining equity and debt financing for the project. NSC’s potential customers will also be required to obtain various governmental permits and approvals in order to purchase water from NSC.

In February 2012, we entered into an agreement (the “Option Agreement”) that provided us with an option, exercisable through February 7, 2014, to purchase the shares of one of the other shareholders of NSC, along with an immediate power of attorney to vote those shares, for $1.0 million. Such shares constituted 25% of the ownership of NSC as of February 2012. In May 2013, NSC repaid a $5.7 million loan payable to Cooperatief by issuing additional shares of its stock. As a result of this share issuance to Cooperatief, we acquired 99.9% of the ownership of NSC. The Option Agreement contained an anti-dilutive provision that required us to issue new shares in NSC of an amount sufficient to maintain the other shareholder’s 25% ownership interest in NSC if (i) any new shares of NSC were issued subsequent to the execution of the Option Agreement and (ii) we did not exercise our share purchase option by February 7, 2014. We exercised our option and purchased the Option Agreement shares in February 2014.

NSC has entered into a purchase contract for 8.1 hectares of land on which the proposed plant would be constructed. In 2012, NSC obtained an extension of this purchase contract through May 15, 2014 in exchange for prepayments of (i) $500,000 paid at signing of the extension and (ii) a further $ 500,000 paid in May 2013. NSC is required to pay a balance of $ 6.98 million on May 15, 2014 to complete the purchase of this land. In 2013, NSC purchased an additional 12 hectares of land, which constitute most of the land required for the project, for $12 million, of which $2 million has been paid. The remaining $10 million balance for this purchase is due on May 15, 2014.

In August 2012, the EPC MOU was amended and extended for 18 months from August 19, 2012, pursuant to which the contractor installed and operated an equipment piloting plant and collected water quality data from the proposed feed water source site in Rosarito Beach, Baja California, Mexico. The amended EPC MOU required that NSC negotiate exclusively with the contractor for the construction of the 100 million gallon per day seawater reverse osmosis desalination plant, and further required payment by NSC to the contractor of up to $500,000 as compensation for the operation and maintenance of the equipment piloting plant should NSC not award the engineering, procurement and construction contract for the project to the contractor. This first phase of the pilot plant testing program was completed in October 2013. NSC has decided not to extend the EPC MOU beyond its February 2014 expiration date and will pay the contractor $350,000 as compensation for the operation and maintenance of the pilot plant. NSC is currently developing additional sampling protocols to comply with regulatory requirements in the U.S. and Mexico, and is also coordinating with regulators to assess the need, if any, for further process piloting.

In November 2012, NSC signed a letter of intent with Otay Water District in Southern California to deliver no less than 20 million and up to 40 million gallons of water per day from the plant to the Otay Water District at the border between Mexico and the United States.

NSC has entered into a 20-year lease, effective November 2012, with the Comisión Federal de Electricidad for approximately 5,000 square meters of land on which it plans to construct the water intake and discharge works for the plant. The amounts due on this lease are payable in Mexican pesos at an amount that is currently equivalent to approximately $20,000 per month. This lease is cancellable should NSC ultimately not proceed with the project.

Included in the our consolidated results of operations are general and administrative expenses from NSC, consisting of organizational, legal, accounting, engineering, consulting and other costs relating to NSC’s project development activities, that amounted to $3.2 million, $1.7 million and $3.0 million for the years ended December 31, 2013, 2012 and 2011, respectively. The assets and liabilities of NSC included in our consolidated balance sheet amounted to approximately $13,671,000 and $10,307,000, respectively, as of December 31, 2013 and approximately $1,452,000 and $116,000, respectively, as of December 31, 2012.

Significant additional funding will be required to complete NSC’s development activities. Presently, we estimate we will expend approximately $25.2 million in 2014 on behalf of NSC, consisting of:
•	$1.0 million under the Option Agreement;
•	$350,000 as compensation to the contractor under the EPC MOU;
•	$17.0 million to purchase the land (a portion of which may be financed); and
•	$6.8 million in other project development expenses.

We also expect to incur project development costs on behalf of NSC after 2014 as we estimate that it will take at least until the first quarter of 2015 for NSC to complete all of the development activities necessary to commence construction of the plant and pipeline. However, NSC may ultimately be unable to complete all of the activities necessary to begin construction of the project.

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

Transfers of U.S. dollars from CW-Belize to our other subsidiaries require authorization in advance from the Central Bank of Belize.

Material Expenditures and Commitments

The following table summarizes our contractual obligations as of December 31, 2013:

	Total	2014	2015-2017	2018-2020	2021 and Thereafter
Secured 5.95% bonds (1) (2)	$5,465,626	$5,465,626	$-	$-	$-
Land purchase commitments	17,028,910	17,028,910	-	-	-
Employment agreements	3,009,079	1,752,848	1,256,231	-	-
Operating leases	5,236,147	566,721	1,002,746	741,576	2,925,104
Purchase orders	1,053,458	1,053,458	-	-	-
Security deposits	289,392	114,565	-	124,827	50,000
Total	$32,082,612	$25,982,128	$2,258,977	$866,403	$2,975,104

(1) Includes interest costs to be incurred.
(2) Secured 5.95% bonds are shown gross of discount. The remaining outstanding balance on these bonds were prepaid on February 17, 2014.

CW-Bahamas Liquidity

CW-Bahamas was due approximately $13.9 million from the Water and Sewerage Corporation of The Bahamas (“WSC”) as of December 31, 2013. We have been informed previously by representatives of the Bahamas government that the delay in paying our accounts receivables is due to operating issues within the WSC, that the delay does not reflect any type of dispute with us with respect to the amounts owed, and that the amounts will ultimately be paid in full. The Bahamas government has informed us that they will be taking steps to reduce the balance of the amount WSC owes to CW-Bahamas over the course of 2014. We believe that the accounts receivable from the WSC are fully collectible and therefore have not provided any allowance for possible non-payment of these receivables as of December 31, 2013.

Transfers of U.S. dollars from CW-Bahamas to our other subsidiaries require authorization in advance from the Central Bank of The Bahamas.

CW-Bahamas Performance Bond

Our contract to supply water to the WSC from our Blue Hills plant requires us to guarantee delivery of a minimum quantity of water per week. If we do not meet this minimum, we are required to pay the WSC for the difference between the minimum and actual gallons delivered at a per gallon rate equal to the price per gallon that WSC is currently paying us under the contract. The Blue Hills contract expires in 2032 and requires us to deliver 63.0 million gallons of water each week. We are required to provide the WSC with performance and operating guarantees, in the form of a bank-issued letter of credit, to secure any payments we may be required to make under the minimum delivery requirements of the Blue Hills contract. We expect to obtain a performance bond for the Blue Hills plant once CW-Bahamas has received payment of its delinquent accounts receivable from the WSC.

Dividends

•	On January 31, 2013, we paid a dividend of $0.075 to shareholders of record on January 1, 2013.
•	On April 30, 2013, we paid a dividend of $0.075 to shareholders of record on April 1, 2013.
•	On July 31, 2013, we paid a dividend of $0.075 to shareholders of record on July 1, 2013.
•	On October 31, 2013, we paid a dividend of $0.075 to shareholders of record on October 1, 2013.
•	On January 31, 2014, we paid a dividend of $0.075 to shareholders of record on January 1, 2014.
•	On February 18, 2014, our Board declared a dividend of $0.075 payable on April 30, 2014 to shareholders of record on April 1, 2014.

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

Impact of Inflation

Under the terms of our Cayman Islands license and our water sales agreements in The Bahamas, Belize and the British Virgin Islands, our water rates are automatically adjusted for inflation on an annual basis, subject to temporary exceptions. We, therefore, believe that the impact of inflation on our gross profit, measured in consistent dollars, will not be material. However, significant increases in items such as fuel and energy costs could create additional credit risks for us, as our customers’ ability to pay our invoices could be adversely affected by such increases.

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

As of December 31, 2013, we had approximately $9.0 million in loans receivable due from the Water Authority-Cayman. These loans were current as to scheduled principal and interest payments as of December 31, 2013.

Interest Rate Risk

We are not exposed to significant interest rate risk as the interest rate on our 5.95% bonds is fixed at 5.95% and the remaining outstanding balance on these bonds was prepaid in February 2014.

Foreign Exchange Risk

All of the currencies in our operating areas other than the Mexican peso, Indonesian rupiah (“IDR”) and the euro have been fixed to the dollar for over 20 years and we do not employ a hedging strategy against exchange rate risk associated with our reporting in dollars. If any of these fixed exchange rates becomes a floating exchange rate or if any of the foreign currencies in which we conduct business depreciate significantly against the dollar, our results of operations and financial condition could be adversely affected.

We have an investment in CW-Bali to sell desalinated water in this foreign market. Our foreign net asset/(liability) (defined as CW-Bali assets denominated in the US$ less CW-Bali liabilities denominated in the US$) for the CW-Bali operations were approximately ($2.0 million) and approximately $638,000 as of December 31, 2013 and 2012, respectively.

Based on a hypothetical 10% depreciation of the IDR relative to the US$, the Company would have had an increase to its consolidated net income of approximately $42,000 for the year ended December 31, 2013.

ITEM 8.                  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Page
CONSOLIDATED WATER CO. LTD.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
Report of Independent Registered Public Accounting Firm	47
Consolidated Balance Sheets as of December 31, 2013 and 2012	48
Consolidated Statements of Income for the Years Ended December 31, 2013, 2012 and 2011	49
Consolidated Statements of Comprehensive Income (Loss) for the Years Ended December 31, 2013, 2012 and 2011	50
Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2013, 2012 and 2011	51
Consolidated Statements of Cash Flows for the Years Ended December 31, 2013, 2012 and 2011	52
Notes to Consolidated Financial Statements	53
Schedule II, Valuation and Qualifying Accounts, is omitted because the information is included in the financial statements and notes.

OCEAN CONVERSION (BVI) LTD.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
Report of Independent Registered Public Accounting Firm	74
Consolidated Balance Sheets as of December 31, 2013 and 2012	75
Consolidated Statements of Operations for the Years Ended December 31, 2013, 2012 and 2011	76
Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2013, 2012 and 2011	77
Consolidated Statements of Cash Flows for the Years Ended December 31, 2013, 2012 and 2011	78
Notes to Consolidated Financial Statements	79

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Consolidated Water Co. Ltd.

We have audited the accompanying consolidated balance sheets of Consolidated Water Co. Ltd. as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income (loss), stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2013. We also have audited Consolidated Water Co. Ltd.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Consolidated Water Co. Ltd.’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Consolidated Water Co. Ltd. as of December 31, 2013 and 2012, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Consolidated Water Co. Ltd. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/  Marcum LLP

Fort Lauderdale, Florida
March 17, 2014

CONSOLIDATED WATER CO. LTD.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2013	2012
ASSETS
Current assets
Cash and cash equivalents	$33,626,516	$33,892,655
Marketable securities	8,587,475	8,570,338
Accounts receivable, net	18,859,560	12,516,466
Inventory	1,383,135	1,757,601
Prepaid expenses and other current assets	3,435,127	2,709,185
Current portion of loans receivable	1,691,102	1,812,532
Total current assets	67,582,915	61,258,777
Property, plant and equipment, net	58,602,886	58,993,406
Construction in progress	1,450,417	2,612,800
Inventory, non-current	4,204,089	3,970,241
Loans receivable	7,337,177	9,028,279
Investment in OC-BVI	6,623,448	6,925,346
Intangible assets, net	1,096,488	1,455,015
Goodwill	3,499,037	3,499,037
Investment in land	12,175,566	-
Other assets	2,792,831	2,706,185
Total assets	$165,364,854	$150,449,086

LIABILITIES AND EQUITY
Current liabilities
Accounts payable and other current liabilities	$7,157,896	$5,883,666
Dividends payable	1,164,026	1,158,967
Current portion of long term debt	5,205,167	1,647,493
Land purchase obligation	10,050,000	-
Total current liabilities	23,577,089	8,690,126
Long term debt	-	5,205,167
Other liabilities	289,392	435,413
Total liabilities	23,866,481	14,330,706
Commitments and contigencies
Equity
Consolidated Water Co. Ltd. stockholders' equity
Redeemable preferred stock, $0.60 par value. Authorized 200,000 shares; issued and outstanding 37,408 and 30,265 shares, respectively	22,445	18,159
Class A common stock, $0.60 par value. Authorized 24,655,000 shares; issued and outstanding 14,686,197 and 14,593,011 shares, respectively	8,811,718	8,755,807
Class B common stock, $0.60 par value. Authorized 145,000 shares; none issued or outstanding	-	-
Additional paid-in capital	83,381,387	82,467,421
Retained earnings	47,155,548	42,965,179
Cumulative translation adjustment	(471,983)	(15,400)
Total Consolidated Water Co. Ltd. stockholders' equity	138,899,115	134,191,166
Non-controlling interests	2,599,258	1,927,214
Total equity	141,498,373	136,118,380
Total liabilities and equity	$165,364,854	$150,449,086

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED WATER CO. LTD.

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2013	2012	2011
Retail water revenues	$23,018,498	$24,222,895	$23,356,338
Bulk water revenues	39,960,220	40,758,182	30,757,874
Services revenues	843,413	469,625	1,040,280
Total revenues	63,822,131	65,450,702	55,154,492

Cost of retail revenues	11,023,096	11,548,255	11,496,598
Cost of bulk revenues	28,212,896	31,679,887	24,127,488
Cost of services revenues	1,080,260	230,118	508,339
Total cost of revenues	40,316,252	43,458,260	36,132,425
Gross profit	23,505,879	21,992,442	19,022,067
General and administrative expenses	15,844,303	14,542,817	13,651,650
Impairment losses	-	521,444	-
Income from operations	7,661,576	6,928,181	5,370,417

Other income (expense)
Interest income	826,570	835,941	1,200,999
Interest expense	(484,057)	(876,971)	(1,141,744)
Profit sharing income from OC-BVI	357,636	343,454	-
Equity in earnings of OC-BVI	979,716	2,121,319	838,652
Impairment of investment in OC-BVI	(200,000)	-	-
Other	7,048	272,085	283,656
Other income (expense), net	1,486,913	2,695,828	1,181,563
Net income	9,148,489	9,624,009	6,551,980
Income attributable to non-controlling interests	553,970	308,495	438,762
Net income attributable to Consolidated Water Co. Ltd. stockholders	$8,594,519	$9,315,514	$6,113,218

Basic earnings per common share attributable to Consolidated Water Co. Ltd. common stockholders	$0.59	$0.64	$0.42

Diluted earnings per common share attributable to Consolidated Water Co. Ltd. common stockholders	$0.58	$0.64	$0.42

Dividends declared per common share	$0.30	$0.30	$0.30

Weighted average number of common shares used in the determination of:
Basic earnings per share	14,633,884	14,578,518	14,560,259
Diluted earnings per share	14,703,880	14,606,148	14,596,013

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED WATER CO. LTD.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
	2013	2012	2011

Net Income	$9,148,489	$9,624,009	$6,551,980
Other comprehensive income (loss)
Foreign currency translation adjustment	(480,614)	(16,210)	-
Total other comprehensive income (loss)	(480,614)	(16,210)	-
Comprehensive income	8,667,875	9,607,799	6,551,980
Comprehensive income attributable to the non-controlling interest	529,939	307,685	438,762
Comprehensive income attributable to Consolidated Water Co. Ltd. stockholders	$8,137,936	$9,300,114	$6,113,218

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED WATER CO. LTD.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Redeemable				Additional		Cumulative	Non-	Total
	preferred stock		Common stock		paid-in	Retained	translation	controlling	stockholders’
	Shares	Dollars	Shares	Dollars	capital	earnings	adjustment	interests	equity
Balance as of December 31, 2010	16,784	$10,070	14,555,393	$8,733,236	$81,349,944	$36,289,706	$-	$1,600,167	$127,983,123
Issue of share capital	8,345	5,007	11,158	6,694	99,284	-	-	-	110,985
Conversion of preferred stock	(2,145)	(1,287)	2,145	1,287	-	-	-	-	-
Buyback of preferred stock	(557)	(334)	-	-	(4,665)	-	-	-	(4,999)
Net income	-	-	-	-	-	6,113,218	-	438,762	6,551,980
Dividends declared	-	-	-	-	-	(4,371,981)	-	(482,400)	(4,854,381)
Issue of options and preferred stock	-	-	-	-	494,648	-	-	-	494,648
Balance as of December 31, 2011	22,427	13,456	14,568,696	8,741,217	81,939,211	38,030,943	-	1,556,529	130,281,356
Issue of share capital	11,417	6,850	21,686	13,013	164,391	-	-	-	184,254
Conversion of preferred stock	(2,629)	(1,577)	2,629	1,577	-	-	-	-	-
Buyback of preferred stock	(950)	(570)	-	-	(7,219)	-	-	-	(7,789)
Net income	-	-	-	-	-	9,315,514	-	308,495	9,624,009
Dividends declared	-	-	-	-	-	(4,381,278)	-	(72,000)	(4,453,278)
Capital contribution	-	-	-	-	-	-	-	135,000	135,000
Foreign currency translation adjustment	-	-	-	-	-	-	(15,400)	(810)	(16,210)
Stock-based compensation	-	-	-	-	371,038	-	-	-	371,038
Balance as of December 31, 2012	30,265	18,159	14,593,011	8,755,807	82,467,421	42,965,179	(15,400)	1,927,214	136,118,380
Issue of share capital	10,180	6,108	25,111	15,067	196,698	-	-	-	217,873
Conversion of preferred stock	(4,720)	(2,832)	4,720	2,832	-	-	-	-	-
Buyback of preferred stock	(521)	(313)	-	-	(3,952)	-	-	-	(4,265)
Net income	-	-	-	-	-	8,594,519	-	553,970	9,148,489
Exercise of options	2,204	1,323	63,355	38,012	474,747	-	-	-	514,082
Dividends declared	-	-	-	-	-	(4,404,150)	-	-	(4,404,150)
Foreign currency translation adjustment	-	-	-	-	-	-	(456,583)	(24,031)	(480,614)
Capital contribution	-	-	-	-	-	-	-	142,105	142,105
Stock-based compensation	-	-	-	-	246,473	-	-	-	246,473
Balance as of December 31, 2013	37,408	$22,445	14,686,197	$8,811,718	$83,381,387	$47,155,548	$(471,983)	$2,599,258	$141,498,373

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED WATER CO. LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2013	2012	2011
Cash flows from operating activities
Net income	$9,148,489	$9,624,009	$6,551,980
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,472,116	7,728,568	5,998,319
Provision for doubtful accounts	32,933	62,909	-
Compensation expense relating to stock and stock option grants	381,976	453,686	566,593
Net (gain) loss on disposal of fixed assets	14,562	(12,082)	15,195
Foreign currency transaction adjustment	244,225	-	-
Profit sharing and equity from earnings of OC-BVI	(1,337,352)	(2,464,773)	(588,331)
Impairment losses	200,000	521,444	-
Unrealized (gain) loss on marketable securities	(17,137)	(73,966)	3,628
Change in:
Marketable securities	-	-	(8,500,000)
Accounts receivable	(6,387,463)	(4,092,859)	3,709,123
Inventory	(65,637)	(922,840)	(239,386)
Prepaid expenses and other assets	(930,839)	(679,794)	609,037
Accounts payable and other liabilities	1,987,661	1,412,524	420,601
Net cash provided by operating activities	8,743,534	11,556,826	8,546,759

Cash flows from investing activities
Additions to property, plant and equipment and construction in progress	(4,315,389)	(4,574,173)	(14,057,876)
Proceeds from sale of equipment	13,740	-	-
Distribution of earnings from OC-BVI	1,439,250	2,287,650	202,631
Collections on loans receivable	1,812,533	1,753,771	1,733,746
Collections on loan receivable from OC-BVI	-	-	1,450,000
Payment for investment in land	(2,125,566)	-	-
Payment for NSC option agreement	-	(300,000)	-
Release of previously restricted cash balances	-	7,500,000	(7,500,000)
Net cash provided by (used in) investing activities	(3,175,432)	6,667,248	(18,171,499)

Cash flows from financing activities
Dividends paid	(4,399,091)	(4,450,392)	(4,850,914)
Issuance (repurchase) of redeemable preferred stock, net	9,313	1,154	1,542
Proceeds received from exercise of stock options	500,505	-	-
Principal repayments of long term debt	(1,724,025)	(10,125,150)	(1,531,946)
Capital contribution from non-controlling interest	142,105	135,000	-
Borrowings (repayment) of non-revolving credit facility	-	(7,500,000)	7,500,000
Net cash provided by (used in) financing activities	(5,471,193)	(21,939,388)	1,118,682

Effect of exchange rate changes on cash	(363,048)	(16,210)	-
Net increase (decrease) in cash and cash equivalents	(266,139)	(3,731,524)	(8,506,058)
Cash and cash equivalents at beginning of period	33,892,655	37,624,179	46,130,237
Cash and cash equivalents at end of period	$33,626,516	$33,892,655	$37,624,179

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED WATER CO. LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Principal activity

Consolidated Water Co. Ltd., and its subsidiaries (collectively, the “Company”) use reverse osmosis technology to produce fresh water from seawater. The Company processes and supplies water to its customers in the Cayman Islands, Belize, The Bahamas and Indonesia. The Company sells water to a variety of customers, including public utilities, commercial and tourist properties, residential properties and government facilities. The base price of water supplied by the Company, and adjustments thereto, are determined by the terms of a license and supply contracts, which provide for adjustments based upon the movement in the government price indices specified in the licenses and contracts, as well as monthly adjustments for changes in the cost of energy. The Company also provides engineering and design services for water plant construction, and manages and operates water plants owned by others.

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

Basis of consolidation: The accompanying consolidated financial statements include the accounts of the Company’s (i) wholly-owned subsidiaries, Aquilex, Inc., Cayman Water Company Limited (“Cayman Water”), Consolidated Water (Belize) Limited (“CW-Belize”), Ocean Conversion (Cayman) Limited (“OC-Cayman”), DesalCo Limited (“DesalCo”), Consolidated Water Cooperatief, U.A.; (ii) majority-owned subsidiaries Consolidated Water (Bahamas) Ltd. (“CW-Bahamas”), Consolidated Water (Asia) Pte. Limited, PT Consolidated Water Bali (“CW-Bali”) and N.S.C. Agua, S.A. de C.V. (“NSC”); and (iii) affiliate Consolidated Water (Bermuda) Limited (“CW-Bermuda”), which is consolidated for financial reporting purposes because the Company has a controlling financial interest in this company. The Company’s investment in its other affiliate, Ocean Conversion (BVI) Ltd. (“OC-BVI”), is accounted for using the equity method of accounting. All significant intercompany balances and transactions have been eliminated in consolidation.

The accompanying financial statements for the year ended December 31, 2011 also include the accounts of Consolidated Water (Bermuda) Limited (“CW-Bermuda”) which constructed a desalination plant and operated this plant through the expiration of its contract with the Government of Bermuda on June 30, 2011.  The Company generated revenues and gross profit of approximately $723,000 and $457,000, respectively, for the year ended December 31, 2011 from CW-Bermuda.

Foreign currency: The Company’s reporting currency is the United States dollar (“US$”). The functional currency of the Company and its foreign subsidiaries (other than its majority-owned subsidiary, NSC) is the currency for each respective country. The functional currency for NSC is the US$. The exchange rates between the Cayman Islands dollar, the Belize dollar, the Bahamian dollar, and the Bermuda dollar are fixed to the US$. CW-Coop conducts business in US$ and euros, CW-Bali conducts business in US$ and Indonesian rupiahs, and NSC conducts business in US$ and Mexican pesos. The exchange rates for conversion of euros, rupiahs and pesos into US$ vary based upon market conditions. Net foreign currency gains (losses) arising from transactions conducted in foreign currencies were ($197,396), $68,355 and $85,996 for the years ended December 31, 2013, 2012 and 2011, respectively, and are included in other income (expense), net in the consolidated statements of income.

Comprehensive income: Comprehensive income (loss) is defined as the change in equity during a period from transactions and other events from non-owner sources. Comprehensive income (loss) is the total of net income and other comprehensive income (loss) which, for the Company, is comprised entirely of foreign currency translation adjustments related to CW-Bali.

Cash and cash equivalents: Cash and cash equivalents consist of demand deposits at banks and highly liquid deposits at banks with an original maturity of three months or less.

As of December 31, 2013, the Company had deposits in U.S. banks in excess of federally insured limits of approximately $554,000. As of December 31, 2013, the Company held cash in foreign bank accounts of approximately $33.1 million.

Marketable securities: Marketable securities consist primarily of marketable debt obligations with maturities of less than one year, are accounted for as trading securities, and stated at fair value. Any unrealized gains and losses on these securities are recognized in the consolidated statement of income.

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

Property, plant and equipment: Property, plant and equipment is stated at cost less accumulated depreciation. Depreciation is calculated using a straight line method with an allowance for estimated residual values. Rates are determined based on the estimated useful lives of the assets as follows:

Buildings	5 to 40 years
Plant and equipment	4 to 40 years
Distribution system	3 to 40 years
Office furniture, fixtures and equipment	3 to 10 years
Vehicles	3 to 10 years
Leasehold improvements	Shorter of 5 years or lease term
Lab equipment	5 to 10 years

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

Goodwill and intangible assets: Goodwill represents the excess cost over the fair value of the assets of an acquired business. Goodwill and intangible assets acquired in a business combination accounted for as a purchase and determined to have an indefinite useful life are not amortized, but are tested for impairment at least annually. Intangible assets with estimable useful lives are amortized over their respective estimated useful lives to their estimated residual values and reviewed periodically for impairment. The Company evaluates the possible impairment of goodwill annually as part of its reporting process for the fourth quarter of each fiscal year. Management identifies the Company’s reporting units and determines the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units. The Company determines the fair value of each reporting unit and compares the fair value to the carrying amount of the reporting unit. To the extent the carrying amount of the reporting unit exceeds the fair value of the reporting unit, the Company is required to perform the second step of the impairment test, as this is an indication that the reporting unit goodwill may be impaired. In this step, the Company compares the implied fair value of the reporting unit goodwill with the carrying amount of the reporting unit goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit to all the assets (recognized and unrecognized) and liabilities of the reporting unit in a manner similar to a purchase price allocation. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. If the implied fair value is less than its carrying amount, the impairment loss is recorded.

For each of the years in the three-year period ended December 31, 2013 the Company estimated the fair value of its reporting units by applying the discounted cash flow method, the subject company stock price method, the guideline public company method, the mergers and acquisitions method and, on an exception basis and where necessary and appropriate, the net asset value method.

The discounted cash flow method relied upon seven-year discrete projections of operating results, working capital and capital expenditures, along with a terminal value subsequent to the discrete period. These seven-year projections were based upon historical and anticipated future results, general economic and market conditions, and considered the impact of planned business and operational strategies. The discount rates for the calculations represented the estimated cost of capital for market participants at the time of each analysis. In preparing these seven-year projections for its retail unit the Company (i) identified possible outcomes of its on-going negotiations with the Cayman Islands government for the renewal of its retail license; (ii) estimated the cash flows associated with each possible outcome; and (iii) assigned a probability to each outcome and associated estimated cash flows. The weighted average estimated cash flows were then summed to determine the overall fair value of the retail unit under this method. The possible outcomes used for the discounted cash flow method for the retail unit included the implementation of a rate of return on invested capital model, the methodology proposed by Cayman Islands government representatives for the new retail license.

The Company also estimated the fair value of each of its reporting units for each of the years in the three-year period ended December 31, 2013 through reference to the quoted market prices for the Company and guideline companies and the market multiples implied by guideline merger and acquisition transactions. For the year ended December 31, 2012 the Company also relied upon net asset values to estimate the fair value of our services unit.

The Company weighted the fair values estimated for each of its reporting units under each method and summed such weighted fair values to estimate the overall fair value for each reporting unit. The Company changed the relative weightings for 2013 from those used for 2012 to increase the weightings applied to those methods that resulted in more conservative estimates of fair value. The respective weightings the Company applied to each method for the years ended December 31, 2013 and 2012 are as follows:

	2013			2012
Method	Retail	Bulk	Services	Retail	Bulk	Services
Discounted cash flow	50%	50%		20%	30%
Subject company stock price	30%	30%		60%	50%	10%
Guideline public company	10%	10%		10%	10%
Mergers and acquisitions	10%	10%		10%	10%
Net asset value						90%
	100%	100%		100%	100%	100%

The fair values the Company estimated for its retail, bulk and services units exceeded their carrying amounts for the year ended December 31, 2011. The fair values the Company estimated for its retail and bulk units exceeded their carrying amounts by 39% and 6%, respectively, for the year ended December 31, 2012. The fair value the Company estimated for its services unit for the year ended December 31, 2012 was 10% less than its carrying amount. As a result of this estimate and the Company’s subsequent step 2 analysis of the implied fair value of the goodwill recorded for its services unit, the Company recorded an impairment charge for the services unit goodwill of $88,717 for the year ended December 31, 2012. The fair values the Company estimated for its retail and bulk units exceeded their carrying amounts by 47% and 23%, respectively, for the year ended December 31, 2013.

The Company also performed an analysis reconciling the conclusions of value for its reporting units to its market capitalization at October 1, 2013. This reconciliation did not result in an implied control premium for the Company.

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

Other assets: Under the terms of CW-Bahamas’ contract with the Water and Sewerage Corporation of The Bahamas to supply water from its Blue Hills desalination plant, CW-Bahamas was required to reduce the amount of water lost by the public water distribution system on New Providence Island, The Bahamas, over a one year period by 438 million gallons, a requirement CW-Bahamas met during 2007. The Company was solely responsible for the engineering, labor and materials costs incurred to effect the reduction in lost water, which were capitalized and are being amortized on a straight-line basis over the original remaining life of the Blue Hills contract. Such costs are included in other assets and aggregated approximately $3.5 million as of December 31, 2013 and 2012. Accumulated amortization for these costs was approximately $1.3 million and $1.1 million as of December 31, 2013 and 2012, respectively.

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

CW-Belize is liable for business and corporate income taxes. Under the terms of its water supply agreement with Belize Water Services Ltd. (“BWSL”), its sole customer, CW-Belize is reimbursed by BWSL for all taxes that it is required to pay and records this reimbursement as an offset to its tax expense.

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

Comparative amounts: Certain amounts presented in the financial statements previously issued for 2012 and 2011 have been reclassified to conform to the current year’s presentation.

3. Cash and cash equivalents

Cash and cash equivalents are not restricted as to withdrawal or use. As of December 31, 2013 and 2012, the equivalent United States dollars are denominated in the following currencies:

	December 31,
	2013	2012
Bank accounts:
United States dollar	$10,484,207	$7,139,591
Cayman Islands dollar	5,275,615	10,907,483
Bahamian dollar	3,090,021	13,308,338
Belize dollar	3,055,990	2,007,243
Bermudian dollar	6,759	11,930
Mexican Peso	11,227	14,198
Euro	22,731	14,264
Singapore dollar	27,644	8,190
Indonesian Rupiah	84,058	112,442
	22,058,252	33,523,679

Short term deposits:
United States dollar	527,580	368,976
Bahamian dollar	11,040,684	-
	11,568,264	368,976
Total cash and cash equivalents	$33,626,516	$33,892,655

4. Accounts receivable

	December 31,
	2013	2012
Trade accounts receivable	$18,666,283	$12,098,566
Receivable from affiliate	53,867	110,544
Other accounts receivable	362,453	530,399
	19,082,603	12,739,509
Allowance for doubtful accounts	(223,043)	(223,043)
	$18,859,560	$12,516,466

The activity for the allowance for doubtful accounts consisted of:

	Year ended December 31,
	2013	2012
Opening allowance for doubtful accounts	$223,043	$160,134
Provision for doubtful accounts	32,933	62,909
Accounts written off during the year	(32,933)	-
Ending allowance for doubtful accounts	$223,043	$223,043

Significant concentrations of credit risk are disclosed in Note 20.

5. Inventory

	December 31,
	2013	2012
Water stock	$28,222	$32,515
Consumables stock	224,584	276,568
Spare parts stock	5,334,418	5,418,759
Total inventory	5,587,224	5,727,842
Less current portion	1,383,135	1,757,601
Inventory (non-current)	$4,204,089	$3,970,241

6. Loans receivable

	December 31,
	2013	2012
All loans receivable are due from the Water Authority Cayman and consisted of:
Two loans originally aggregating $10,996,290, bearing interest at 6.5% per annum, receivable in aggregate monthly installments of $124,827 to May 2019, and secured by the machinery and equipment of the North Side Water Works plant.	$6,912,337	$7,925,386
Two loans originally aggregating $1,738,000, bearing interest at 5% per annum, receivable in aggregate monthly installments of $24,565 to March 2014, and secured by the machinery and equipment of the North Sound plant.	73,084	356,474
Two loans originally aggregating $3,671,039, bearing interest at 6.5% per annum, receivable in aggregate monthly installments of $54,513 to June 2017, and secured by the machinery and equipment of the Red Gate plant.	2,042,858	2,546,325
Two loans originally aggregating $897,000, bearing interest at 5% per annum, receivable in aggregate monthly installments of $12,678 to January 2013, and secured by the machinery and equipment of the Lower Valley plant.	-	12,626
Total loans receivable	9,028,279	10,840,811
Less current portion	1,691,102	1,812,532
Loans receivable, excluding current portion	$7,337,177	$9,028,279

7. Property, plant and equipment and construction in progress

	December 31,
	2013	2012
Land	$3,223,361	$3,223,361
Buildings	18,054,305	17,751,797
Plant and equipment	60,416,031	57,635,523
Distribution system	24,974,214	24,213,390
Office furniture, fixtures and equipment	2,825,009	2,644,900
Vehicles	1,237,736	1,182,782
Leasehold improvements	235,930	228,007
Lab equipment	29,871	19,192
	110,996,457	106,898,952
Less accumulated depreciation	52,393,571	47,905,546
Property, plant and equipment, net	$58,602,886	$58,993,406
Construction in progress	$1,450,417	$2,612,800

As of December 31, 2013, the Company had outstanding capital commitments of approximately $309,000. The Company maintains insurance for loss or damage to all fixed assets that it deems susceptible to loss. The Company does not insure its underground distribution system as the Company considers the possibility of material loss or damage to this system to be remote. During the years ended December 31, 2013 and 2012, $4,924,980 and $278,214, respectively, of construction in progress was placed in service. Depreciation expense was $5,113,589, $7,381,759, and $5,789,401 for the years ended December 31, 2013, 2012 and 2011, respectively.

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

The Company’s equity investment in OC-BVI amounted to $6,623,448 and $6,925,346 as of December 31, 2013 and 2012, respectively.

Until 2009, substantially all of the water sold by OC-BVI to the Ministry was initially supplied under a Water Supply Agreement dated May 1990 (the “1990 Agreement’) and was produced by one desalination plant with a capacity of 1.7 million gallons per day located at Baughers Bay, Tortola (the “Baughers Bay plant”). As discussed later in this Note (see “Baughers Bay litigation” ), the BVI government assumed the operating responsibilities for the Baughers Bay plant in March 2010. During 2007, OC-BVI completed, for a total cost of approximately $8 million, the construction of a desalination plant with a capacity of 720,000 gallons per day located at Bar Bay, Tortola (the “Bar Bay plant”). OC-BVI began selling water to the Ministry from this plant in January 2009 and on March 4, 2010, OC-BVI and the BVI government executed a definitive seven-year contract for the Bar Bay plant (the “Bar Bay agreement”). Under the terms of the Bar Bay agreement, OC-BVI delivers up to 600,000 gallons of water per day to the BVI government from the Bar Bay plant. The Bar Bay agreement includes a seven-year extension option exercisable by the BVI government and required OC-BVI to complete a storage reservoir on the BVI government site by no later than March 4, 2011. OC-BVI has not commenced construction of this storage reservoir due to the BVI government’s failure to pay (i) the full amount of invoices for the water provided by the Bar Bay plant on a timely basis; and (ii) the full amount ordered pursuant to a court ruling relating to the Baughers Bay litigation  (see discussion that follows).

Summarized financial information of OC-BVI is presented as follows:

	December 31,
	2013	2012
Current assets	$3,422,328	$3,033,939
Non-current assets	5,923,387	6,730,121
Total assets	$9,345,715	$9,764,060

	December 31,
	2013	2012
Current liabilities	$717,890	$937,965
Non-current liabilities	1,688,850	1,743,077
Total liabilities	$2,406,740	$2,681,042

	Year Ended December 31,
	2013	2012	2011(1)
Revenues	$4,711,091	$4,371,520	$3,925,108
Gross Profit	$1,824,271	$1,545,568	$1,453,878
Income from operations	$866,528	$496,755	$833,056
Other income (expense), net (2)	$1,411,931	$4,410,425	$1,123,310
Net income attributable to controlling interests	$2,250,667	$4,873,236	$1,926,597

(1)	The Company reclassified $1.0 million presented as revenues in 2011 to Other income – Court award – Baughers Bay dispute, to conform to the current year’s presentation.

(2)
Other income (expense), net, includes $2.0 million, $4.7 million and $1.0 million for the years ended December 31, 2013, 2012 and 2011, respectively, in award amounts received under the Court ruling for the Baughers Bay litigation.

The Company recognized $979,716, $2,121,319 and $838,652 in earnings from its equity investment in OC-BVI for the years ended December 31, 2013, 2012 and 2011, respectively. The Company recognized $357,636, $343,454 and $nil in profit sharing income from its profit sharing agreement with OC-BVI for the years ended December 31, 2013, 2012 and 2011, respectively.

For the years ended December 31, 2013, 2012, and 2011, the Company recognized approximately $785,000, $470,000, and $317,500, respectively, in revenues from sales of consumable stock and its management services agreement with OC-BVI. The Company’s remaining unamortized balance of  this management services agreement, which is reflected as an intangible asset on the consolidated balance sheet, was approximately $285,000 and $428,000 as of December 31, 2013 and 2012, respectively (see Note 10).

Baughers Bay litigation:

Under the terms of the water supply agreement dated May 1990 (the “1990 Agreement”) between OC-BVI and the Government of the British Islands (the “BVI Government”), upon the expiration of its initial seven-year term in May 1999, the 1990 Agreement would automatically be extended for another seven-year term unless the BVI government provided notice, at least eight months prior to such expiration, of its decision to purchase the plant from OC-BVI at the agreed upon amount under the 1990 Agreement of approximately $1.42 million. In correspondence between the parties from late 1998 through early 2000, the BVI government indicated that it intended to purchase the plant but would be amenable to negotiating a new water supply agreement, and that it considered the 1990 Agreement to be in force on a monthly basis until negotiations between the BVI government and OC-BVI were concluded. Occasional discussions were held between the parties since 2000 without resolution of the matter. OC-BVI continued to supply water from the plant and expended approximately $4.7 million between 1995 and 2003 to significantly expand the production capacity of the plant beyond that contemplated in the 1990 Agreement.

In 2006, the BVI government took the position that the seven-year extension of the 1990 Agreement had been completed and that it was entitled to ownership of the Baughers Bay plant.  In response, OC-BVI disputed the BVI government’s contention that the original terms of the 1990 Agreement remained in effect.

During 2007, the BVI government significantly reduced the amount and frequency of its payments for the water being supplied by OC-BVI and filed a lawsuit with the Eastern Caribbean Supreme Court (the “Court”) seeking ownership of the Baughers Bay plant. OC-BVI counterclaimed to the Court that it was entitled to continued possession and operation of the Baughers Bay plant until the BVI government paid OC-BVI approximately $4.7 million, which OC-BVI believed represented the value of the Baughers Bay plant at its expanded production capacity. OC-BVI subsequently filed claims with the Court seeking payment for water sold and delivered to the BVI government through May 31, 2009 at the contract prices in effect before the BVI government asserted its purported right of ownership of the plant.

The Court ruled on this litigation in 2009, determining that (1) the BVI government was entitled to immediate ownership and possession of the Baughers Bay plant and dismissed OC-BVI’s claim for compensation of approximately $4.7 million for the expenditures made to expand the production capacity of the plant; (2) OC-BVI was entitled to full payment of water invoices issued up to December 20, 2007, which had been calculated under the terms of the original 1990 Agreement; and (3) OC-BVI was entitled to the amount of $10.4 million for water produced by OC-BVI from the Baughers Bay plant subsequent to December 20, 2007. The BVI government made a payment of $2.0 million to OC-BVI under the Court order during the fourth quarter of 2009, a second payment of $2.0 million under the Court order during 2010 and a third payment under the Court order of $1.0 million in 2011.

OC-BVI filed an appeal with the Eastern Caribbean Court of Appeals (the “Appellate Court”) in October 2009 asking the Appellate Court to review the September 17, 2009 ruling by the Court as it related to OC-BVI’s claim for compensation for expenditures made to expand the production capacity of the Baughers Bay plant. In October 2009, the BVI government also filed an appeal with the Appellate Court requesting the Appellate Court to reduce the $10.4 million awarded by the Court to OC-BVI for water supplied subsequent to December 20, 2007 to an amount equal to the cost of producing such water.

In March 2010, OC-BVI vacated the Baughers Bay plant and the BVI government assumed direct responsibility for the plant’s operations.

In June 2012, the Appellate Court issued the final ruling with respect to the Baughers Bay litigation. This ruling dismissed the BVI government’s appeal against the previous judgment of the Court awarding $10.4 million for the water supplied, and also awarded OC-BVI compensation for improvements made to the plant in the amount equal to the difference between (i) the value of the Baughers Bay plant at the date OC-BVI transferred possession of the plant to the BVI government and (ii) $1.42 million (the purchase price for the Baughers Bay plant under the 1990 Agreement). OC-BVI was also awarded all of its court costs at the trial level and two-thirds of such costs incurred on appeal. Prior to the final ruling, the BVI government had paid only $5.0 of the original $10.4 million, and the remaining $5.4 million amount due had increased to approximately $6.7 million by the fourth quarter of 2012 due to the court costs awarded by the Appellate Court and the accrued interest due on the aggregate unpaid balance. The BVI government paid OC-BVI $4.7 million of this amount during the fourth quarter of 2012 and the remaining $2.0 million in January 2013. These amounts paid by the BVI government were recognized in OC-BVI’s earnings in the periods in which they were received. To date OC-BVI and the BVI government have been unable to reach agreement on the value of the plant at the date it was transferred to the BVI government.

Valuation of Investment in OC-BVI:

The Company accounts for its investment in OC-BVI under the equity method of accounting for investments in common stock. This method requires recognition of a loss on an equity investment that is other than temporary, and indicates that a current fair value of an equity investment that is less than its carrying amount may indicate a loss in the value of the investment.

As a quoted market price for OC-BVI’s stock is not available, to test for possible impairment of its investment in OC-BVI, the Company estimates its fair value through the use of the discounted cash flow method, which relies upon projections of OC-BVI’s operating results, working capital and capital expenditures. The use of this method requires the Company to estimate OC-BVI’s cash flows from (i) the Bar Bay agreement and (ii) the pending amount awarded by the Appellate Court for the value of the Baughers Bay plant previously transferred by OC-BVI to the BVI government.

The Company estimates the cash flows OC-BVI will receive from its Bar Bay agreement by (i) identifying various possible future scenarios for this agreement, which include the cancellation of the agreement after its initial seven-year term, and the exercise by the BVI government of the seven-year extension in the agreement; (ii) estimating the cash flows associated with each possible scenario; and (iii) assigning a probability to each scenario. The Company similarly estimates the cash flows OC-BVI will receive from the BVI government for the amount due under the ruling by the Appellate Court for the value of the Baughers Bay plant at the date it was transferred to the BVI government by assigning probabilities to different valuation scenarios.  The resulting probability-weighted sum represents the expected cash flows, and the Company’s best estimate of future cash flows, to be derived by OC-BVI from its Bar Bay agreement and the pending Appellate Court award.

The identification of the possible scenarios for the Bar Bay plant agreement and the Baughers Bay plant valuation, the projections of cash flows for each scenario, and the assignment of relative probabilities to each scenario all represent significant estimates made by the Company. While the Company uses its best judgment in identifying these possible scenarios, estimating the expected cash flows for these scenarios and assigning relative probabilities to each scenario, these estimates are by their nature highly subjective and are also subject to material change by the Company’s management over time based upon new information or changes in circumstances.

During the fourth quarter of 2013, after reassessing what the Company believes will be the future demand for water in Tortola, British Virgin Islands, and the probable sources the BVI government will utilize to meet this demand, the Company determined it appropriate to modify the projections of cash flows  for OC-BVI that it uses to estimate the fair value of its investment in OC-BVI by increasing (from those used in prior years) the probabilities assigned to those scenarios that result in a lower supply of water or revenue stream from the Bar Bay plant. Based on these current estimates of OC-BVI’s cash flows and the Company’s resulting estimate of the fair value of its investment in OC-BVI, the Company determined that the carrying value of its investment in OC-BVI exceeded its fair value and recorded an impairment loss on this investment of $200,000. The resulting carrying value of the Company’s investment in OC-BVI of approximately $6.6 million as of December 31, 2013 assumes that the BVI government will honor its obligations under the Bar Bay agreement and also assumes (on a probability weighted basis) that the BVI government will exercise its option to extend the Bar Bay agreement for seven years beyond its initial term, which expires in 2017.

The remaining $6.6 million carrying value of the Company’s investment in OC-BVI as of December 31, 2013 exceeds the Company’s underlying equity in OC-BVI’s net assets by approximately $2.8 million. The Company accounts for this excess as goodwill.  The BVI government is OC-BVI’s sole customer and substantially all of OC-BVI’s revenues are generated from its Bar Bay plant. As the Bar Bay agreement matures and OC-BVI receives (or is determined by the court to not be entitled to receive) the pending Appellate Court award amount assumed due for the value of the Baughers Bay plant, OC-BVI’s expected future cash flows, and therefore its fair value computed under the discounted cash flow method, will decrease. Unless OC-BVI obtains an expansion or other modification of its Bar Bay agreement that results in a significant increase in the estimated future cash flows from its Bar Bay plant, the Company will be required to record impairment losses in future periods to reduce the carrying value of its investment in OC-BVI to its then current fair value.  These impairment losses will, in the aggregate, equal the underlying $2.8 million in goodwill reflected in the carrying value of the Company’s investment in OC-BVI and could have a material adverse effect on the Company’s earnings and consolidated statement of operations.

9. N.S.C. Agua, S.A. de C.V.

In May 2010, the Company acquired, through its wholly-owned Netherlands subsidiary, Consolidated Water Cooperatief, U.A. (“Cooperatief”), a 50 % interest in N.S.C. Agua, S.A. de C.V., (“NSC”) a development stage Mexican company. The Company has since purchased, through the conversion of a previous loan to NSC, sufficient shares to raise its ownership interest in NSC to 99.9%. NSC was formed to pursue a project encompassing the construction, operation and minority ownership of a 100 million gallon per day seawater reverse osmosis desalination plant to be located in northern Baja California, Mexico and an accompanying pipeline to deliver water to the Mexican potable water infrastructure and the U.S. border. The Company believes such a project can  be successful due to what the Company anticipates will be a growing need for a new potable water supply for the areas of northern Baja California, Mexico and Southern California, United States. To complete this project, the Company has engaged two engineering groups with extensive regional and/or technical experience and entered into a Memorandum of Understanding (the “EPC MOU”) with a global engineering, procurement and construction contractor for large seawater desalination plants. If the project is completed, the Company expects to participate in the operation of the plant and pipeline and also expects to retain a minority ownership position in the project. NSC is presently seeking contracts for the electric power and feed water sources for the plant’s proposed operations, and has conducted (under the EPC MOU) an equipment piloting plant and water quality data collection program at the proposed feed water source.  NSC will be required to accomplish various additional steps before it can commence construction of the plant and pipeline including, but not limited to, completing the purchases of land required for the project, obtaining approvals and permits from various governmental agencies in Mexico and the United States, securing contracts with its proposed customers to sell water in sufficient quantities and at prices that make the project financially viable, and obtaining equity and debt financing for the project. NSC’s potential customers will also be required to obtain various governmental permits and approvals in order to purchase water from NSC.

In February 2012, the Company entered into an agreement (the “Option Agreement”) that provided it with an option, exercisable through February 7, 2014, to purchase the shares of one of the other shareholders of NSC, along with an immediate power of attorney to vote those shares, for $1 million.  Such shares constituted 25% of the ownership of NSC as of February 2012. In May 2013, NSC repaid a $5.7 million loan payable to Cooperatief by issuing additional shares of its stock. As a result of this share issuance to Cooperatief, the Company acquired 99.9% of the ownership of NSC. The Option Agreement contained an anti-dilutive provision that required the Company to issue new shares in NSC of an amount sufficient to maintain the other shareholder’s 25% ownership interest in NSC if (i) any new shares of NSC were issued subsequent to the execution of the Option Agreement and (ii) the Company did not exercise its share purchase option by February 7, 2014. The Company exercised its option and purchased the Option Agreement shares in February 2014.

NSC has entered into a purchase contract for 8.1 hectares of land on which the proposed plant would be constructed. In 2012, NSC obtained an extension of this purchase contract through May 15, 2014 in exchange for prepayments of (i) $500,000 paid at signing of the extension and (ii) a further $500,000 paid in May 2013. NSC is required to pay a balance of $6.98 million on May 15, 2014 to complete the purchase of this land. In 2013, NSC purchased an additional 12 hectares of land, which constitute most of the land required for the project, for $12 million, of which $2 million has been paid. The remaining $10 million balance for this purchase is due on May 15, 2014.

In August 2012, the EPC MOU was extended for 18 months from August 19, 2012, pursuant to which the contractor installed and operated an equipment piloting plant and collected water quality data from the proposed feed water source site in Rosarito Beach, Baja California, Mexico. The amended EPC MOU required that NSC negotiate exclusively with the contractor for the construction of the 100 million gallon per day seawater reverse osmosis desalination plant and further required payment by NSC to the contractor of up to $500,000 as compensation for the operation and maintenance of the equipment piloting plant should NSC not award the engineering, procurement and construction contract for the project to the contractor. This first phase of the pilot plant testing program was completed in October 2013. NSC has decided not to extend the EPC MOU beyond its February 2014 expiration date and will pay the contractor $350,000 as compensation for the operation and maintenance of the pilot plant.  NSC is currently developing additional sampling protocols to comply with regulatory requirements in the U.S. and Mexico, and is also coordinating with regulators to assess the need, if any, for further process piloting.

In November 2012, NSC signed a letter of intent with Otay Water District in Southern California to deliver no less than 20 million and up to 40 million gallons of water per day from the plant to the Otay Water District at the border between Mexico and the United States.

NSC has entered into a 20-year lease, effective November 2012, with the Comisión Federal de Electricidad for approximately 5,000 square meters of land on which it plans to construct the water intake and discharge works for the plant. The amounts due on this lease are payable in Mexican pesos at an amount that is currently equivalent to approximately $20,000 per month. This lease is cancellable should NSC ultimately not proceed with the project.

Included in the consolidated results of operations are general and administrative expenses from NSC, consisting of organizational, legal, accounting, engineering, consulting and other costs relating to NSC’s project development activities. Such expenses amounted to $3.2 million, $1.7 million and $3.0 million for the years ended December 31, 2013, 2012 and 2011, respectively. The assets and liabilities of NSC included in the consolidated balance sheets amounted to approximately $13,671,000 and $10,307,000, respectively, as of December 31, 2013 and approximately $1,452,000 and $116,000, respectively, as of December 31, 2012.

The Company has determined that completing NSC’s development activities will require significant additional funding. The Company estimates that it will take at least until the first quarter of 2015 for NSC to complete all of the development activities (which include completing the site piloting plant activities, completing the purchase of the land for the plant, securing feed water and power supplies, completing the engineering and feasibility studies, negotiating customer contracts, obtaining the required rights-of-way and regulatory permits and arranging the project financing) necessary to commence construction of the plant and pipeline. However, NSC may ultimately be unable to complete all of the activities necessary to begin construction of the project.

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

The carrying amount of the Belize Water Production and Supply Agreement is being amortized over the 23-year term of the agreement.

In February 2012, the Company paid $300,000 to enter into an agreement (the “Option Agreement”) that provided it with an option, exercisable through February 7, 2014, to purchase the shares of one of the other shareholders of NSC, along with an immediate power of attorney to vote those shares, for $1.0 million.  This $300,000 payment was capitalized and is being amortized over the one year option period.

	December 31,
	2013	2012
Cost
Intangible asset management service agreement	$856,356	$856,356
Belize water production and supply agreement	1,522,419	1,522,419
Usufruct option	300,000	300,000
	2,678,775	2,678,775
Accumulated amortization
Intangible asset management service agreement	(570,904)	(428,569)
Belize water production and supply agreement	(723,883)	(657,691)
Usufruct option	(287,500)	(137,500)
	(1,582,287)	(1,223,760)
Intangible assets, net	$1,096,488	$1,455,015

Amortization for each of the next five years and thereafter is expected to be as follows:

2014	221,418
2015	208,918
2016	66,192
2017	66,192
2018	66,192
Thereafter	467,576
$1,096,488

11. Dividends

Interim dividends declared on Class A common stock and redeemable preferred stock for each quarter of the respective years ended December 31 were as follows:

	2013	2012	2011
First Quarter	$0.075	$0.075	$0.075
Second Quarter	0.075	0.075	0.075
Third Quarter	0.075	0.075	0.075
Fourth Quarter	0.075	0.075	0.075

12. Long term debt

Long term debt consists of the following:

	December 31,
	2013	2012
Fixed rate bonds bearing interest at a rate of 5.95%; maturing on August 4, 2016; repayable in quarterly installments of $526,010; secured through an inter-creditor agreement with the Republic Bank & Trust by substantially all of the Company’s assets. Redeemable in full at any time after August 4, 2009 at a premium of 1.5% of the outstanding principal and accrued interest on the bonds on the date of redemption.	$5,301,328	$7,025,353
Total debt	5,301,328	7,025,353
Less discount	96,161	172,693
Less current portion	5,205,167	1,647,493
Long term debt, excluding current portion	$-	$5,205,167

The Company collateralized all borrowings under the 5.95% fixed rate bonds by providing a first debenture over fixed and floating assets, a first legal charge over all land and buildings, a security interest in all insurance policies and claims, a reimbursement agreement for standby letters of credit, a pledge of capital stock of each subsidiary and guarantees and negative pledges from each subsidiary.  The Company prepaid the remaining outstanding balance on these bonds on February 17, 2014.

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

The Company has an Option Deed in place designed to deter coercive takeover tactics. Pursuant to this Option Deed, holders of common shares and preferred shares are granted options which entitle them to purchase 1/100 of a share of Class ‘B’ stock at an exercise price of $50.00 if a person or group acquires or commences a tender offer for 20% or more of the Company’s common shares. Option holders (other than the acquiring person or group) will also be entitled to buy, for the $37.50 exercise price, common shares with a then market value of $100.00 in the event a person or group actually acquires 20% or more of the Company’s common shares. Options may be redeemed at $0.01 under certain circumstances. A total of 145,000 of the Company’s authorized but unissued common shares have been reserved for issuance as Class ‘B’ stock. The Class ‘B’ stock has priority over common shares with respect to dividend and voting rights. No Class ‘B’ stock options have been issued, exercised or redeemed up to December 31, 2013. In March 2007, the Board of Directors extended the expiration date of the Option Deed through July 2017.

14. Cost of revenues and general and administrative expenses

	Year ended December 31,
	2013	2012	2011
Cost of revenues consist of:
Electricity	$13,634,617	$14,473,583	$12,622,788
Depreciation	4,822,967	6,959,912	5,537,098
Fuel oil	10,106,409	10,078,724	7,195,692
Employee costs	4,422,093	4,423,899	4,276,682
Maintenance	2,332,893	2,849,453	2,140,776
Royalties	1,357,988	1,451,672	1,406,160
Insurance	1,499,201	1,625,733	1,545,771
Other	2,140,084	1,595,284	1,407,458
	$40,316,252	$43,458,260	$36,132,425

General and administrative expenses consist of:
Employee costs	$6,218,948	$5,751,142	$5,265,360
Insurance	969,370	968,662	965,003
Professional fees	1,798,939	2,097,294	3,112,678
Directors’ fees and expenses	853,478	608,429	551,132
Depreciation	290,622	421,851	252,303
Other	5,712,946	4,695,439	3,505,174
	$15,844,303	$14,542,817	$13,651,650

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

The following summarizes information related to the computation of basic and diluted EPS for the respective years ended December 31:

	Year ended December 31,
	2013	2012	2011
Net income attributable to Consolidated Water Co. Ltd. Common stockholders	$8,594,519	$9,315,514	$6,113,218
Less: preferred stock dividends	(11,222)	(9,080)	(7,040)
Net income available to common shares in the determination of basic earnings per common share	$8,583,297	$9,306,434	$6,106,178

Weighted average number of common shares in the determination of basic earnings per common share attributable to Consolidated Water Co. Ltd. common stockholders	14,633,884	14,578,518	14,560,259
Plus:
Weighted average number of preferred shares outstanding during the period	34,827	27,057	19,892
Potential dilutive effect of unexercised options	35,169	573	15,862
Weighted average number of shares used for determining diluted earnings per common share attributable to Consolidated Water Co. Ltd. common stockholders	14,703,880	14,606,148	14,596,013

16. Segment information

The Company has three reportable segments: retail, bulk and services. The retail segment primarily operates the water utility for the Seven Mile Beach and West Bay areas of Grand Cayman Island pursuant to an exclusive license granted by the Cayman Islands government. The bulk segment supplies potable water to government utilities in Grand Cayman, The Bahamas and Belize under long-term contracts. The services segment designs, constructs and sells desalination plants to third parties and provides desalination plant management and operating services to affiliated companies. Consistent with prior periods, we record all non-direct general and administrative expenses in our retail business segment and do not allocate any of these non-direct costs to our other two business segments.

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

	Year ended December 31, 2013
	Retail	Bulk	Services	Total
Revenues	$23,018,498	$39,960,220	$843,413	$63,822,131
Cost of revenues	11,023,096	28,212,896	1,080,260	40,316,252
Gross profit	11,995,402	11,747,324	(236,847)	23,505,879
General and administrative expenses	10,812,877	1,643,869	3,387,557	15,844,303
Income (loss) from operations	1,182,525	10,103,455	(3,624,404)	7,661,576
Other income, net				1,486,913
Consolidated net income				9,148,489
Income attributable to non-controlling interests				553,970
Net income attributable to Consolidated Water Co. Ltd. stockholders				$8,594,519

As of December 31, 2013:
Property plant and equipment, net	$26,339,461	$31,736,774	$526,651	$58,602,886
Construction in progress	1,181,628	98,807	169,982	1,450,417
Goodwill	1,170,511	2,328,526	-	3,499,037
Total assets	115,659,023	42,094,311	7,611,520	165,364,854

	Year ended December 31, 2012
	Retail	Bulk	Services	Total
Revenues	$24,222,895	$40,758,182	$469,625	$65,450,702
Cost of revenues	11,548,255	31,679,887	230,118	43,458,260
Gross profit	12,674,640	9,078,295	239,507	21,992,442
General and administrative expenses	11,304,528	1,384,527	1,853,762	14,542,817
Impairment losses	-	432,727	88,717	521,444
Income (loss) from operations	1,370,112	7,261,041	(1,702,972)	6,928,181
Other income, net				2,695,828
Consolidated net income				9,624,009
Income attributable to non-controlling interests				308,495
Net income attributable to Consolidated Water Co. Ltd. stockholders				$9,315,514

As of December 31, 2012:
Property plant and equipment, net	$24,021,301	$34,308,805	$663,300	$58,993,406
Construction in progress	2,342,248	270,552	-	2,612,800
Goodwill	1,170,511	2,328,526	-	3,499,037
Total assets	63,649,696	83,177,550	3,621,840	150,449,086

	Year ended December 31, 2011
	Retail	Bulk	Services	Total
Revenues	$23,356,338	$30,757,874	$1,040,280	$55,154,492
Cost of revenues	11,496,598	24,127,488	508,339	36,132,425
Gross profit	11,859,740	6,630,386	531,941	19,022,067
General and administrative expenses	9,102,291	1,285,121	3,264,238	13,651,650
Income (loss) from operations	2,757,449	5,345,265	(2,732,297)	5,370,417
Other income (expense), net				1,181,563
Consolidated net income				6,551,980
Income attributable to non-controlling interests				438,762
Net income attributable to Consolidated Water Co. Ltd. stockholders				$6,113,218

Revenues earned by major geographic region were:

	Year ended December 31,
	2013	2012	2011
Cayman Islands	$31,164,165	$33,661,440	$32,223,536
Bahamas	29,192,529	28,996,724	19,825,070
Indonesia	144,030	-	-
Belize	2,536,780	2,322,913	2,065,606
Bermuda	-	-	722,774
Revenues earned from management services agreement with OC-BVI	784,627	469,625	317,506
	$63,822,131	$65,450,702	$55,154,492

Revenues earned from major customers were:
	Year ended December 31,
	2013	2012	2011
Revenues earned from the Water and Sewerage Corporation ("WSC")	$28,861,195	$28,765,529	$19,610,650
Percentage of total revenues from the WSC	45%	44%	36%
Revenues earned from the Water Authority - Cayman ("WAC")	$8,230,912	$9,438,545	$8,867,198
Percentage of total revenues from the WAC	13%	14%	16%

Property, plant and equipment, net by major geographic region were:

	December 31,
	2013	2012
Cayman Islands	$23,907,080	$24,004,499
Bahamas	31,907,625	33,710,233
Belize	1,046,184	1,134,721
All other countries	1,741,997	143,953
	$58,602,886	$58,993,406

17. Commitments and contingencies

Commitments

As of December 31, 2013, the Company held operating leases for land, office space, warehouse space, and equipment. In addition to minimum lease payments, certain leases provide for payment of real estate taxes, insurance, common area maintenance, and certain other expenses. Lease terms may include escalating rent provisions and rent incentives. Minimum lease payments and rent incentives are expensed using a straight line method over the non-cancellable lease term, which expire at various dates through the year 2032.

The short-term and long-term components of deferred rent assets are included within prepaid expenses and other current assets, and other assets, respectively, in the consolidated balance sheets.

Future minimum lease payments under these non-cancelable operating leases as of December 31, 2013 are as follows:

2014	$566,721
2015	461,147
2016	294,408
2017	247,192
2018	247,192
Thereafter	3,419,487
$5,236,147

Total rental expense for the years ended December 31, 2013, 2012 and 2011 was $822,159, $559,811 and $464,355, respectively, and is included within general and administrative expenses in the consolidated statements of income.

The Company is obligated to supply water, where feasible, to customers in the Cayman Islands within its license area in accordance with the terms of the license. Royalties are paid to the Government of the Cayman Islands at the rate of 7.5% of gross water sales.

The Company has six water supply agreements under which it is required to provide minimum water quantities.

The Company has entered into employment agreements with certain executives, which expire through December 31, 2016 and provide for, among other things, base annual salaries in an aggregate amount of $3.0 million, performance bonuses and various employee benefits.

Retail License

The Company sells water through its retail operations under a license issued in July 1990 by the Cayman Islands government that grants the Company’s wholly owned subsidiary Cayman Water the exclusive right to provide water to customers within its licensed service area. Cayman Water’s service area is comprised of an area on Grand Cayman that includes the Seven Mile Beach and West Bay areas, two of the three most populated areas in the Cayman Islands. For the years ended December 31, 2013 and 2012, the Company generated approximately 36% and 37%, respectively, of its consolidated revenues and 52% and 58%, respectively, of its consolidated gross profits from the retail water operations conducted pursuant to our exclusive license. If Cayman Water is not in default of any terms of its terms, this license provides Cayman Water with the right of first refusal to renew the license on terms that are no less favorable than those that the government offers to any third party.

This license was set to expire on July 10, 2010; however, the Company and the Cayman Islands government have agreed in correspondence to extend the license several times in order to provide sufficient time to negotiate the terms of a new license agreement. The most recent extension of the Company’s license expires June 30, 2014.

In February 2011, the Water (Production and Supply) Law, 2011 (which replaces the Water (Production and Supply) Law (1996 Revision)) and the Water Authority (Amendment) Law, 2011 (the “New Laws”) were published and are now in full force and effect. Under the New Laws, the Water Authority-Cayman (“WAC”) would issue any new license which could include a rate of return on invested capital model described below.

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

In October 2012, the Company was notified that the Court has agreed to consider the issues raised by the Company in the Application. As a result, the Company, the Cayman Islands government and the WAC will have the opportunity to present their positions to the Court in a trial proceeding. The Company has been notified by the Court that the first hearing for this judicial review has been scheduled for April 12, 2014.

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

CW-Bahamas’ contract to supply water to the WSC from its Blue Hills plant requires CW-Bahamas to guarantee delivery of a minimum quantity of water per week. If CW-Bahamas does not meet this minimum, it will be required to pay the WSC for the difference between the minimum and actual gallons delivered at a per gallon rate equal to the price per gallon that WSC is currently paying under the contract. The Blue Hills contract expires in 2032 and requires CW-Bahamas to deliver 63.0 million gallons of water each week.

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

18. Stock-Based Compensation

The Company has the following stock compensation plans that form part of its employees’ remuneration:

Employee Share Incentive Plan (Preferred Shares)

The Company awards preferred shares for $nil consideration under the Employee Share Incentive Plan as part of compensation for certain eligible employees, excluding Directors and certain Officers, that require future services as a condition to the delivery of common shares. In addition, options are granted to purchase preferred shares at a fixed price, determined annually, which will typically represent a discount to the market value of the common stock. In consideration for preferred shares, the Company issues shares of common stock on a share for share basis. Under the plan, the conversion is conditional on the grantee’s satisfying requirements outlined in the award agreements. Preferred shares are only redeemable with the Company’s approval. Each employee’s option to purchase preferred shares must be exercised within 30 days of the grant date, which is the 90th day after the date of the auditor’s opinion on the financial statements for the relevant year. Options granted during the years ended December 31, 2013, 2012 and 2011, totaled 10,180, 10,033 and 7,455 options, respectively.

Employee Share Option Plan (Common Stock Options)

The Company has an employee stock option plan for certain long-serving employees of the Company. Under the plan, these employees are granted in each calendar year, as long as the employee is a participant in the Employee Share Incentive Plan, options to purchase common shares. The price at which the option may be exercised will be the closing market price on the grant date, which is the 40th day after the date of the Company’s Annual Shareholder Meeting. The number of options each employee is granted is equal to five times the sum of (i) the number of preferred shares which that employee receives for $nil consideration and (ii) the number of preferred share options which that employee exercises in that given year. Options may be exercised during the period commencing on the fourth anniversary of the grant date and ending on the thirtieth day after the fourth anniversary of the grant date.  Options granted during the years ended December 31, 2013, 2012, and 2011, totaled 6,600, 5,780 and 5,440, respectively.

Non-Executive Directors’ Share Plan

This stock grant plan provides part of Directors’ remuneration. Under this plan, Directors receive a combination of cash and common stock for their participation in Board meetings. All Directors are eligible except Executive Officers, who are covered by individual employment contracts. The number of common stock granted is calculated based upon the market price of the Company’s common stock on October 1 of the year preceding the grant. Stock granted during the years ended December 31, 2013, 2012 and 2011 totaled 13,980, 10,886 and 7,614 shares, respectively. The Company recognized stock-based compensation for these share grants of $135,503, $82,649 and $71,945 for the years ended December 31, 2013, 2012 and 2011, respectively.

2008 Equity Incentive Plan

On May 14, 2008, the Company’s stockholders approved the 2008 Equity Incentive Plan (the “2008 Plan”) and reserved 1,500,000 shares of the Company’s Class A common shares for issuance under this plan. All Directors, executives and key employees of the Company or its affiliates are eligible for participation in the 2008 Plan which provides for the issuance of options, restricted stock and stock equivalents at the discretion of the Board. In 2011, a total of 18,000 options to purchase shares of common stock were granted to a new member of management under the 2008 Equity Incentive Plan at an exercise price of $9.11. No options were granted under the plan in 2012 or 2013.

The Company measures and recognizes compensation expense at fair value for all share-based payments, including stock options. Stock-based compensation totaled $246,473, $371,038 and $494,648 for the years ended December 31, 2013, 2012 and 2011, respectively, and is included in general and administrative expenses in the consolidated statements of income.

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

The significant weighted average assumptions for the years ended December 31, 2013, 2012 and 2011 were as follows:

	2013	2012	2011
Risk free interest rate	0.47%	0.26%	1.33%
Expected option life (years)	1.7	1.5	3.4
Expected volatility	27.87%	43.43%	68.18%
Expected dividend yield	2.71%	3.78%	2.89%

A summary of the Company’s stock option activity for the year ended December 31, 2013 is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)		Aggregate Intrinsic Value (1)
Outstanding at beginning of period	315,654	$13.56
Granted	16,780	8.24
Exercised	(65,559)	7.90
Forfeited/expired	(42,531)	24.14
Outstanding as of December 31, 2013	224,344	$12.82	1.80	years	$772,522
Exercisable as of December 31, 2013	154,211	$13.94	1.28	years	$510,184

___________________________________________________________________________________________________

(1)
The intrinsic value of a stock option represents the amount by which the fair value of the underlying stock, measured by reference to the closing price of the common shares of $14.10 on the Nasdaq Global Select Market on December 31, 2013, exceeds the exercise price of the option.

As of December 31, 2013, 70,133 non-vested options and 154,211 vested options were outstanding, with weighted average exercise prices of $10.36 and $13.94, respectively, and average remaining contractual lives of 2.94 years and 1.28 years, respectively.  The total remaining unrecognized compensation costs related to unvested stock-based arrangements were $55,123 as of December 31, 2013 and are expected to be recognized over a weighted average period of 2.94 years.

As of December 31, 2013, unrecognized compensation costs relating to redeemable preferred stock outstanding were $138,091, and are expected to be recognized over a weighted average period of 1.24 years.

The following table summarizes the weighted average fair value of options at the date of grant and the intrinsic value of options exercised during the years ended December 31, 2013, 2012 and 2011:

	2013	2012	2011
Options granted with an exercise price below market price on the date of grant:
Employees — preferred stock	$4.65	$1.28	$1.47
Overall weighted average	$4.65	$1.28	$1.47

Options granted with an exercise price at market price on the date of grant:
Management – common stock	$-	$-	$4.45
Other employees — common stock	$3.18	$3.28	$4.17
Overall weighted average	$3.18	$3.28	$4.44

Options granted with an exercise price above market price on the date of grant:
Management	$-	$-	$-
Other employees	$-	$-	$-
Overall weighted average	$-	$-	$-

Total intrinsic value of options exercised	$190,212	$1,799	$1,325

19. Pension benefits

Staff pension plans are offered to all employees in the Cayman Islands and the Bahamas. The plans are administered by third party pension plan providers and are defined contribution plans whereby the Company matches the contribution of the first 5% of each participating employee’s salary up to $72,000 for the Cayman Islands.  There is no salary limit for the Bahamas. The total amount recognized as an expense under the plan during the years ended December 31, 2013, 2012 and 2011 was $198,329, $166,060 and $161,853, respectively.

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

Interest rate risk:

As the Company’s outstanding debt consists of fixed rate obligations, the Company is not subject to interest-rate risk arising from fluctuations in interest rates.

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

Fair values:

As of December 31, 2013 and 2012, the carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and other liabilities and dividends payable approximate their fair values due to the short term maturities of these instruments. Management considers that the carrying amounts for loans receivable and long term debt as of December 31, 2013 and 2012 approximate their fair value.

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

The following table presents the Company’s fair value hierarchy for assets and liabilities measured at fair value as of December 31, 2013 and 2012:

	December 31, 2013
	Level 1	Level 2	Level 3	Total
Assets:
Recurring
Marketable securities	$8,587,475	$-	$-	$8,587,475
Nonrecurring
Investment in affiliate	$-	$-	$6,623,448	$6,623,448

	December 31, 2012
	Level 1	Level 2	Level 3	Total
Assets:
Recurring
Marketable securities	$8,570,338	$-	$-	$8,570,338
Nonrecurring
Investment in affiliate	$-	$-	$6,925,346	$6,925,346

A reconciliation of the beginning and ending balances for Level 3 investments for the year ended December 31, 2013:

Balance as of December 31, 2012	$6,925,346
Profit sharing and equity from earnings of OC-BVI	1,337,352
Distribution of earnings from OC-BVI	(1,439,250)
Impairment of Investment in OC-BVI (See Note 8)	(200,000)
Balance as of December 31, 2013	$6,623,448

21. Supplemental disclosure of cash flow information

	Year Ended December 31,
	2013	2012	2011
Interest paid in cash, net of capitalized interest of $246,851 in 2011	$380,014	$670,042	$962,744

Non-cash transactions:
Transfers from (to) inventory to (from) property plant and equipment, net	$181,875	$508,107	$(100,000)
Issuance of 25,111, 21,686 and 11,158, respectively, of common stock for services rendered	$217,826	$175,313	$104,443
Issuance of 10,180, 10,033 and 7,455, respectively, of redeemable preferred stock for services rendered	$110,249	$77,856	$65,902
Conversion (on a one-to-one basis) of 4,720, 2,629 and 2,145, respectively, of redeemable preferred stock to common stock	$2,832	$1,577	$1,287
Dividends declared but not paid	$1,104,271	$1,096,746	$1,094,334
Obligation incurred for investment in land	$10,050,000	$-	$-

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

In October 2012, the FASB issued ASU 2012-04, Technical Corrections and Improvements. The amendments in this update cover a wide range of Topics in the Accounting Standards Codification. These amendments include technical corrections and improvements to the Accounting Standards Codification and conforming amendments related to fair value measurements. The amendments in this update are effective for fiscal periods beginning after December 15, 2012. The adoption of ASU 2012-04 did not have an impact on the Company’s consolidated financial statements.

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

Effect of Newly Issued But Not Yet Effective Accounting Standards:

In March 2013, the FASB issued ASU 2013-05, Foreign Currency Matters (Topic 830: Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity. This ASU offers guidance on a parent’s accounting for the cumulative translation adjustment upon derecognition of a subsidiary or group of assets within a foreign entity. This new guidance requires that the parent release any related cumulative translation adjustment into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided. The amendment will be effective for annual and interim reporting periods beginning after December 15, 2013. The adoption of ASU 2013-05 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

23. Subsequent events

The Company evaluated subsequent events through the time of the filing of its Annual Report on Form 10-K. Other than as disclosed in these consolidated financial statements, the Company is not aware of any significant events that occurred subsequent to the balance sheet date but prior to the filing of this report that would have a material impact on its consolidated financial statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
Ocean Conversion (BVI) Ltd.

We have audited the accompanying consolidated balance sheets of Ocean Conversion (BVI) Ltd. and its subsidiary (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ocean Conversion (BVI) Ltd. and subsidiary as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

/s/  Marcum LLP

Fort Lauderdale, Florida
March 17, 2014

OCEAN CONVERSION (BVI) LTD.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2013	2012
ASSETS
Current assets
Cash and cash equivalents	$456,927	$1,009,942
Accounts receivable	2,751,830	1,797,093
Inventory	65,391	126,689
Prepaid expenses and other assets	148,180	100,215
Total current assets	3,422,328	3,033,939

Property, plant and equipment, net	5,244,526	6,033,423
Inventory non-current	216,361	204,198
Other assets	462,500	492,500
Total assets	$9,345,715	$9,764,060

LIABILITIES AND EQUITY
Current liabilities
Accounts payable and other liabilities	$717,887	$937,965
Total current liabilities	717,887	937,965

Profit sharing obligation	1,688,850	1,743,077
Total liabilities	2,406,737	2,681,042

Equity
Class A, voting shares, $1 par value. Authorized 600,000 shares: issued and outstanding 555,000 shares	555,000	555,000
Class B, voting shares, $1 par value. Authorized 600,000 shares: issued and outstanding 555,000 shares	555,000	555,000
Class C, non-voting shares, $1 par value. Authorized 600,000 shares: issued and outstanding 165,000 shares	165,000	165,000
Additional paid-in capital	225,659	225,659
Retained earnings	5,315,632	5,487,465
Total OC-BVI stockholders’ equity	6,816,291	6,988,124
Non-controlling interest	122,687	94,894
Total equity	6,938,978	7,083,018
Total liabilities and equity	$9,345,715	$9,764,060

 The accompanying notes are an integral part of these consolidated financial statements.

OCEAN CONVERSION (BVI) LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2013	2012	2011
Revenues	$4,711,091	$4,371,520	$3,925,108
Cost of revenues	2,886,820	2,825,952	2,471,230
Gross profit	1,824,271	1,545,568	1,453,878
General and administrative expenses	957,743	1,048,813	620,822
Income from operations	866,528	496,755	833,056
Other income (expense)
Interest income	-	117,918	159,097
Interest expense	-	-	(35,787)
Profit sharing expense	(715,273)	(686,908)	-
Court award - Baughers Bay dispute	2,000,000	4,688,321	1,000,000
Other income	127,205	291,094	-
Other income (expense), net	1,411,932	4,410,425	1,123,310
Net income	2,278,460	4,907,180	1,956,366
Income attributable to non-controlling interests	27,793	33,944	29,769
Net income attributable to controlling interests	$2,250,667	$4,873,236	$1,926,597

The accompanying notes are an integral part of these consolidated financial statements.

OCEAN CONVERSION (BVI) LTD.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2013, 2012 and 2011

			Additional		Non-	Total
	Common		paid-in	Retained	controlling	stockholders'
	Shares	Dollars	capital	earnings	interest	equity
Balance as of December 31, 2010	1,275,000	$1,275,000	$225,659	$2,879,195	$31,181	$4,411,035
Net income	-	-	-	1,926,597	29,769	1,956,366
Dividends declared	-	-	-	(532,313)	-	(532,313)
Balance as of December 31, 2011	1,275,000	1,275,000	225,659	4,273,479	60,950	5,835,088
Net income	-	-	-	4,873,236	33,944	4,907,180
Dividends declared	-	-	-	(3,659,250)	-	(3,659,250)
Balance as of December 31, 2012	1,275,000	1,275,000	225,659	5,487,465	94,894	7,083,018
Net income	-	-	-	2,250,667	27,793	2,278,460
Dividends declared	-	-	-	(2,422,500)	-	(2,422,500)
Balance as of December 31, 2013	1,275,000	$1,275,000	$225,659	$5,315,632	$122,687	$6,938,978

The accompanying notes are an integral part of these consolidated financial statements.

OCEAN CONVERSION (BVI) LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2013	2012	2011
Cash flows from operating activities
Net income	$2,278,460	$4,907,180	$1,956,366
Add (deduct) items not affecting cash
Depreciation	790,785	789,706	787,502
Profit sharing	715,273	686,908	-
(Increase) decrease in accounts receivable	(954,737)	196,146	(927,718)
(Increase) decrease in inventory	49,135	56,151	45,554
(Increase) decrease in prepaid expenses and other assets	(17,965)	38,346	21,225
Increase (decrease) in accounts payable and other liabilities	(220,078)	(1,057,694)	66,742
Net cash provided by operating activities	2,640,873	5,616,743	1,949,671

Cash flows from investing activities
Purchases of property, plant and equipment	(1,888)	(12,185)	(23,545)
Net cash (used in) investing activities	(1,888)	(12,185)	(23,545)

Cash flows from financing activities
Profit sharing rights paid	(769,500)	(1,192,725)	(138,712)
Principal repayments of long term debt	-	-	(1,450,000)
Dividends paid	(2,422,500)	(3,742,500)	(449,063)
Net cash (used in) financing activities	(3,192,000)	(4,935,225)	(2,037,775)
Net increase (decrease) in cash and cash equivalents	(553,015)	669,333	(111,649)
Cash and cash equivalents at the beginning of the year	1,009,942	340,609	452,258
Cash and cash equivalents at the end of the year	$456,927	$1,009,942	$340,609

Interest paid in cash	$-	$-	$39,616
Non-cash transactions
Transfers from inventory to property, plant and equipment, net	$-	$8,852	$-

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

JVD Ocean Desalination Ltd. (“JVD”), a majority owned subsidiary of OC-BVI, was incorporated on January 2, 2003 and began producing potable water on the island of Jost Van Dyke for the BVI government in July 2003 under a 10-year contract with the BVI government that expired July 8, 2013. Pursuant to the contract, OC-BVI is operating the plant on a year-to-year basis until the BVI government informs OC-BVI of its intention to extend the existing, or enter into a new agreement.

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

Property, plant and equipment: Property, plant and equipment is stated at cost less accumulated depreciation. Depreciation is calculated using a straight line method with an allowance for estimated residual values. Rates are determined based on the estimated useful lives of the assets as follows:

Plant and equipment	4 to 14 years
Office furniture, fixtures and equipment	3 to 10 years
Vehicles	3 to 10 years
Lab equipment	5 to 10 years

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

3. Litigation with the BVI government

Under the terms of the water supply agreement dated May 1990 (the “1990 Agreement”) between OC-BVI and the Government of the British Islands (the “BVI Government”), upon the expiration of its initial seven-year term in May 1999, the 1990 Agreement would automatically be extended for another seven-year term unless the BVI government provided notice, at least eight months prior to such expiration, of its decision to purchase the plant from OC-BVI at the agreed upon amount under the 1990 Agreement of approximately $1.42 million. In correspondence between the parties from late 1998 through early 2000, the BVI government indicated that it intended to purchase the plant but would be amenable to negotiating a new water supply agreement, and that it considered the 1990 Agreement to be in force on a monthly basis until negotiations between the BVI government and OC-BVI were concluded. Occasional discussions were held between the parties since 2000 without resolution of the matter. OC-BVI continued to supply water from the plant and expended approximately $4.7 million between 1995 and 2003 to significantly expand the production capacity of the plant beyond that contemplated in the 1990 Agreement.

In 2006, the BVI government took the position that the seven-year extension of the 1990 Agreement had been completed and that it was entitled to ownership of the Baughers Bay plant.  In response, OC-BVI disputed the BVI government’s contention that the original terms of the 1990 Agreement remained in effect.

During 2007, the BVI government significantly reduced the amount and frequency of its payments for the water being supplied by OC-BVI and filed a lawsuit with the Eastern Caribbean Supreme Court (the “Court”) seeking ownership of the Baughers Bay plant. OC-BVI counterclaimed to the Court that it was entitled to continued possession and operation of the Baughers Bay plant until the BVI government paid OC-BVI approximately $4.7 million, which OC-BVI believed represented the value of the Baughers Bay plant at its expanded production capacity. OC-BVI subsequently filed claims with the Court seeking payment for water sold and delivered to the BVI government through May 31, 2009 at the contract prices in effect before the BVI government asserted its purported right of ownership of the plant.

The Court ruled on this litigation in 2009, determining that (1) the BVI government was entitled to immediate ownership and possession of the Baughers Bay plant and dismissed OC-BVI’s claim for compensation of approximately $4.7 million for the expenditures made to expand the production capacity of the plant; (2) OC-BVI was entitled to full payment of water invoices issued up to December 20, 2007, which had been calculated under the terms of the original 1990 Agreement; and (3) OC-BVI was entitled to the amount of $10.4 million for water produced by OC-BVI from the Baughers Bay plant subsequent to December 20, 2007. The BVI government made a payment of $2.0 million to OC-BVI under the Court order during the fourth quarter of 2009, a second payment of $2.0 million under the Court order during 2010 and a third payment under the Court order of $1.0 million in 2011.

OC-BVI filed an appeal with the Eastern Caribbean Court of Appeals (the “Appellate Court”) in October 2009 asking the Appellate Court to review the September 17, 2009 ruling by the Court as it related to OC-BVI’s claim for compensation for expenditures made to expand the production capacity of the Baughers Bay plant. In October 2009, the BVI government also filed an appeal with the Appellate Court requesting the Appellate Court to reduce the $10.4 million awarded by the Court to OC-BVI for water supplied subsequent to December 20, 2007 to an amount equal to the cost of producing such water.

In March 2010, OC-BVI vacated the Baughers Bay plant and the BVI government assumed direct responsibility for the plant’s operations.

In June 2012, the Appellate Court issued the final ruling with respect to the Baughers Bay litigation. This ruling dismissed the BVI government’s appeal against the previous judgment of the Court awarding $10.4 million for the water supplied, and also awarded OC-BVI compensation for improvements made to the plant in the amount equal to the difference between (i) the value of the Baughers Bay plant at the date OC-BVI transferred possession of the plant to the BVI government and (ii) $1.42 million (the purchase price for the Baughers Bay plant under the 1990 Agreement). OC-BVI was also awarded all of its court costs at the trial level and two-thirds of such costs incurred on appeal. Prior to the final ruling, the BVI government had paid only $5.0 of the original $10.4 million, and the remaining $5.4 million amount due had increased to approximately $6.7 million by the fourth quarter of 2012 due to the court costs awarded by the Appellate Court and the accrued interest due on the aggregate unpaid balance. The BVI government paid OC-BVI $4.7 million of this amount during the fourth quarter of 2012 and the remaining $2.0 million in January 2013. These amounts paid by the BVI government were recognized in OC-BVI’s results of operations as other income in the periods in which they were received. To date OC-BVI and the BVI government have been unable to reach agreement on the value of the plant at the date it was transferred to the BVI government.

4. Inventory

Inventory consists of:

	December 31,
	2013	2012
Consumables stock	$23,466	$22,279
Spare parts inventory	258,286	308,608
Total inventory	281,752	330,887
Less current portion	65,391	126,689
Inventory (non-current)	$216,361	$204,198

5. Property, plant and equipment

Property, plant and equipment consist of:

	December 31,
	2013	2012
Buildings	$3,599,824	$3,599,824
Plant and equipment	5,712,027	5,720,879
Office furniture, fixtures and equipment	36,789	36,402
Vehicles	45,928	71,328
Tools & test equipment	9,622	21,259
	9,404,190	9,449,692
Accumulated depreciation	(4,159,664)	(3,416,269)
Property, plant and equipment, net	$5,244,526	$6,033,423

Depreciation expense was $790,785, $789,706 and $787,502 for the years ended December 31, 2013, 2012 and 2011, respectively.

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

6. Commitments

During 2005, OC-BVI entered into a 25- year lease agreement with Bar Bay Estate Holdings Limited (“Bar Bay Holdings”), a private company incorporated in the Territory of the British Virgin Islands, pursuant to which OC-BVI agreed to lease from Bar Bay Holdings approximately 50,000 square feet of land on Tortola, British Virgin Islands on which a seawater desalination plant and wells was constructed. Under the terms of the lease agreement, a lease premium payment of $750,000 was made on June 10, 2005, annual lease and easement payments of $17,662 are due annually and royalty payments of 2.87% of annual sales, as defined in the lease agreement, are payable quarterly. Sage Water Holdings (BVI) Limited currently owns 100% of the non-voting stock, 50% of the voting common stock and 50% of the profit sharing rights of OC-BVI. A Director of Sage Water Holdings is also a Director of OC-BVI and holds 50% of the outstanding shares of Bar Bay Holdings.

OC-BVI entered into an agreement that grants an easement over a parcel of land used to access certain Bar Bay plant. Under the terms of the agreement, an initial premium payment of $70,000 was made and fees of $6,000 are due annually through September 2019.

Future minimum lease payments under non-cancelable operating leases as of December 31, 2013 are as follows:

2014	$23,662
2015	23,662
2016	23,662
2017	23,662
2018	23,662
Thereafter	205,635
$323,945

Total rental expense amounted to $76,262, $76,262 and $85,289 for the years ended December 31, 2013, 2012 and 2011, respectively.

7. Expenses

	Year Ended December 31,
	2013	2012	2011
Cost of water sales consist of:
Fuel oil	$55,024	$42,747	$79,089
Electricity	1,173,660	1,161,957	982,025
Maintenance	109,782	180,960	66,279
Depreciation	789,342	787,897	787,334
Employee costs	385,943	229,910	206,306
Insurance	72,974	73,210	66,268
Other	300,095	349,271	283,929
	$2,886,820	$2,825,952	$2,471,230

General and administrative expenses consist of:
Management fees	$627,725	$626,153	$367,593
Directors fees and expenses	78,735	158,242	48,750
Professional fees	18,900	112,221	18,900
Employee costs	65,301	65,482	59,253
Depreciation	1,443	1,809	168
Other	165,639	84,906	126,158
	$957,743	$1,048,813	$620,822

8. Related party transactions

Pursuant to an amended and restated Management Services Agreement between DesalCo Limited (a wholly-owned subsidiary of CWCO) and the Company, DesalCo Limited provides the Company with management, administration, finance, operations, maintenance, engineering and purchasing services, and is entitled to be reimbursed for all reasonable expenses incurred on behalf of the Company. The Company incurred fees of $510,998, $468,620, and $317,506 related to this management services agreement for the years ended December 31, 2013, 2012 and 2011, respectively. The Company had accounts payable of $49,147 and $110,544 due to DesalCo Limited as of December 31, 2013 and December 31, 2012, respectively, for fees and expenses paid by DesalCo Limited on behalf of the Company.

Pursuant to a Management Services Memorandum effective January 1, 2004 between the Class B Directors who at any point in time represent Sage Water Holdings (BVI) Limited, and the Company, the Class B directors provide the Company with delegated operational matters, general management of local business matters, donation, sponsorship and public relations activities, and are entitled to an annual fixed fee of $60,000, adjusted annually for inflation, and a profit sharing bonus equal to 2% of the Company’s income before depreciation, interest (income and expense), and other expenses not directly related to the operation of the Company. The Company incurred fees of $116,727, $157,533, and $50,087 related to this management services memorandum for the years ended December 31, 2013, 2012 and 2011, respectively. The Company had accounts payable of $5,719 and $13,685 due to Sage Water Holdings (BVI) Ltd. as of December 31, 2013 and December 31, 2012, respectively.

Pursuant to a Services Agreement effective November 30, 2012 between the Company and Sage Utilities Holdings (BVI) Limited ('SUHL'), which is related to Sage Water Holdings (BVI) Ltd. through common ownership, the Company provides SUHL with operations, maintenance, engineering, and purchasing services, and is entitled to a monthly fixed fee of $39,325 for the first two months of the Services Agreement, thereafter reduced to $35,325 per month. The Company recorded revenue of $476,060, $39,325, and $nil related to this services agreement for the years ended December 31, 2013, 2012, and 2011, respectively.

9. Profit sharing obligation

	December 31,
	2013	2012
Opening balance	$1,743,077	$2,218,519
Additions	715,273	686,908
Distributions paid and accrued	(769,500)	(1,162,350)
Ending balance	$1,688,850	$1,743,077

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

The current shareholders and an affiliate of a current shareholder have acquired these profit sharing rights. The Company has recorded an obligation as of December 31, 2013 for the maximum profit shares payable to the Parties if all retained earnings were to be distributed as dividends and profit shares.

10. Taxation

Under the terms of the water sale agreements with the Government, the Company is exempt from all non-employee taxation in the British Virgin Islands.

11. Pension plan

Effective December 1, 2003, the Company established the MWM Global Retirement Plan (the Plan”). The Plan is a defined contribution plan whereby the Company contributes 5% of each participating employee’s salary to the Plan. The total amount recognized as an expense under the plan was $11,051, $11,255 and $12,895 for the years ended December 31, 2013, 2012 and 2011, respectively.

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

Interest rate risk:

The Company has no long-term debt as of December 31, 2013 and 2012.

Fair values:

As of December 31, 2013 and 2012, the carrying amounts of cash and cash equivalents, accounts receivable, prepaid expenses and other assets, accounts payable and accrued liabilities approximate fair values due to the short term maturities of these assets and liabilities.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (1992).

Based on our assessment, management has concluded that, as of December 31, 2013, the Company’s internal control over financial reporting was effective at the reasonable assurance level.

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

Information required by this item with respect to our directors and the nomination process is contained in the proxy statement for our 2014 Annual Meeting of Shareholders to be filed with the SEC (the “Proxy Statement”) under the heading “Proposal 1 - Election of Group II Directors” and is incorporated by reference in this Annual Report.

Information required by this item with respect to our executive officers is set forth in the Proxy Statement under the heading “Executive Officers.”

Information required by this item with respect to our audit committee and our audit committee financial expert is contained in the Proxy Statement under the heading “Proposal 1 – Election of Group I Directors – Committees of the Board of Directors – Audit Committee” and is incorporated by reference in this Annual Report.

Information required by this item with respect to compliance with Section 16(a) of the Exchange Act is contained in the Proxy Statement under the heading “Additional Information Regarding Executive Compensation - Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated by reference in this Annual Report.

The Board of Directors has adopted a Code of Business Conduct and Ethics (the “Code”) that applies to all of the Company’s directors, officers (including the principal executive officer, principal financial officer and principal accounting officer) and employees. Information related to the Code is contained in the Proxy Statement under the heading “Proposal 1 – Election of Group II Directors – Governance of the Company” and is incorporated by reference in this Annual Report.

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

10.1.9	Amendment to License Agreement dated April 24, 2013 between the Government of the Cayman Islands and Cayman Water Company Limited.

10.1.10	Amendment to License Agreement dated November 6, 2013 between the Government of the Cayman Islands and Cayman Water Company Limited.

89

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

90

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

91

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

10.30
Loan Agreement dated as of October 4, 2006, by and between Royal Bank of Canada and Consolidated Water (Bahamas) Ltd. (incorporated herein by reference to Exhibit 10.1 filed as a part of our Form 8-K filed October 6, 2006, File No. 0-25248)

10.31.1†
Form of Agreement for Desalinated Water Supply dated May 2005 among Water and Sewerage Corporation, Consolidated Water Co. Ltd. and Consolidated Water (Bahamas) Limited (incorporated herein by reference to Exhibit 10.1 filed as a part of our Form 8-K filed February 4, 2011, File No. 0-25248)

10.31.2†
Letter of Acceptance dated January 25, 2011 (effective January 31, 2011) between Water and Sewerage Corporation and Consolidated Water Co. Ltd. (incorporated herein by reference to Exhibit 10.2 filed as a part of our Form 8-K filed February 4, 2011, File No. 0-25248)

10.31.3†
Proposal letter dated December 8, 2010 addressed to the Water and Sewerage Corporation (incorporated herein by reference to Exhibit 10.3 filed as a part of our Form 8-K filed February 4, 2011, File No. 0-25248)

10.32.1	N.S.C. Agua S.A. de C.V. agreement for the purchase of 12 hectares of land dated May 16, 2013.

10.32.2	Appendix to N.S.C. Agua S.A. de C.V. agreement for the purchase of 12 hectares of land dated May 16, 2013.

10.32.3	Exhibit Index to N.S.C. Agua S.A. de C.V. agreement for the purchase of 12 hectares of land dated May 16, 2013.

10.32.4	Exhibits to N.S.C. Agua S.A. de C.V. agreement for the purchase of 12 hectares of land dated May 16, 2013.

21.1	Subsidiaries of the Registrant

23.1	Consent of Marcum LLP — Consolidated Water Co. Ltd.

23.2	Consent of Marcum LLP — Ocean Conversion (BVI) Ltd.

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Schema

101.CAL	XBRL Taxonomy Calculation Linkbase

101.DEF	XBRL Taxonomy Definition Linkbase

101.LAB	XBRL Taxonomy Label Linkbase

101.PRE	XBRL Taxonomy Presentation Linkbase

*	Indicates a management contract or compensatory plan.
†	Portions of these Exhibits have been omitted pursuant to a request for confidential treatment.

92

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONSOLIDATED WATER CO. LTD.

By:	/s/ Wilmer F. Pergande
Wilmer F. Pergande
Chairman of the Board of Directors

Dated: March 17, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature		Title	Date

By:	/s/ Wilmer F. Pergande	Chairman of the Board of Directors	March 17, 2014
Wilmer F. Pergande

By:	/s/ Frederick W. McTaggart	Director, Chief Executive Officer and President	March 17, 2014
	Frederick W. McTaggart	(Principal Executive Officer)

By:	/s/ David W. Sasnett	Director, Executive Vice President & Chief Financial Officer	March 17, 2014
	David W. Sasnett	(Principal Financial and Accounting Officer)

By:	/s/ Brian E. Butler	Director	March 17, 2014
Brian E. Butler

By:		Director	March 17, 2014
Carson K. Ebanks

By:	/s/ Richard L. Finlay	Director	March 17, 2014
Richard L. Finlay

By:	/s/ Clarence B. Flowers, Jr.	Director	March 17, 2014
Clarence B. Flowers, Jr.

By:	/s/ Leonard J. Sokolow	Director	March 17, 2014
Leonard J. Sokolow

By:	/s/ Raymond Whittaker	Director	March 17, 2014
Raymond Whittaker

93