Form 10-Q
period 2014-03-31
CONSOLIDATED WATER CO LTD
filed 2014-05-12
CIK 928340

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

As of May 5, 2014, 14,698,499 shares of the registrant’s common stock, with US$0.60 par value, were outstanding.

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

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED WATER CO. LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2014	2013
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$24,693,011	$33,626,516
Certificate of deposit	1,000,000	-
Marketable securities	8,596,543	8,587,475
Accounts receivable, net	23,815,493	18,859,560
Inventory	1,370,036	1,383,135
Prepaid expenses and other current assets	2,490,098	3,435,127
Current portion of loans receivable	1,644,436	1,691,102
Total current assets	63,609,617	67,582,915

Property, plant and equipment, net	57,881,089	58,602,886
Construction in progress	1,729,638	1,450,417
Inventory, non-current	4,243,526	4,204,089
Loans receivable	6,916,027	7,337,177
Investment in OC-BVI	5,970,987	6,623,448
Intangible assets, net	1,044,966	1,096,488
Goodwill	3,499,037	3,499,037
Investment in land	12,175,566	12,175,566
Other assets	2,683,742	2,792,831
Total assets	$159,754,195	$165,364,854

LIABILITIES AND EQUITY
Current liabilities
Accounts payable and other current liabilities	$6,768,431	$7,157,896
Dividends payable	1,165,032	1,164,026
Current portion of long term debt	-	5,205,167
Land purchase obligation	10,050,000	10,050,000
Total current liabilities	17,983,463	23,577,089
Other liabilities	264,827	289,392
Total liabilities	18,248,290	23,866,481
Commitments and contingencies
Equity
Consolidated Water Co. Ltd. stockholders' equity
Redeemable preferred stock, $0.60 par value. Authorized 200,000 shares; issued and outstanding 37,408 and 37,408 shares, respectively	22,445	22,445
Class A common stock, $0.60 par value. Authorized 24,655,000 shares; issued and outstanding 14,698,499 and 14,686,197 shares, respectively	8,819,099	8,811,718
Class B common stock, $0.60 par value. Authorized 145,000 shares; none issued or outstanding	-	-
Additional paid-in capital	83,607,653	83,381,387
Retained earnings	46,705,864	47,155,548
Cumulative translation adjustment	(376,550)	(471,983)
Total Consolidated Water Co. Ltd. stockholders' equity	138,778,511	138,899,115
Non-controlling interests	2,727,394	2,599,258
Total equity	141,505,905	141,498,373
Total liabilities and equity	$159,754,195	$165,364,854

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONSOLIDATED WATER CO. LTD.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended March 31,
	2014	2013
Retail water revenues	$6,112,961	$6,395,012
Bulk water revenues	9,959,736	9,856,690
Services revenues	275,913	303,495
Total revenues	16,348,610	16,555,197

Cost of retail revenues	2,931,376	2,834,752
Cost of bulk revenues	7,111,545	7,187,413
Cost of services revenues	335,264	312,525
Total cost of revenues	10,378,185	10,334,690
Gross profit	5,970,425	6,220,507
General and administrative expenses	5,342,633	3,568,936
Income from operations	627,792	2,651,571

Other income (expense):
Interest income	172,932	180,088
Interest expense	(295,737)	(132,425)
Profit sharing income from OC-BVI	20,250	287,459
Equity in earnings of OC-BVI	54,489	787,861
Other	198,296	89,133
Other income (expense), net	150,230	1,212,116
Net income	778,022	3,863,687
Income attributable to non-controlling interests	123,113	121,684
Net income attributable to Consolidated Water Co. Ltd. stockholders	$654,909	$3,742,003

Basic earnings per common share attributable to Consolidated Water Co. Ltd. common stockholders	$0.04	$0.26
Diluted earnings per common share attributable to Consolidated Water Co. Ltd. common stockholders	$0.04	$0.26
Dividends declared per common share	$0.075	$0.075

Weighted average number of common shares used in the determination of:
Basic earnings per share	14,686,744	14,598,096
Diluted earnings per share	14,766,985	14,635,334

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONSOLIDATED WATER CO. LTD.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Three Months Ended March 31,
	2014	2013
Net Income	$778,022	$3,863,687
Other comprehensive income (loss)
Foreign currency translation adjustment	100,456	(22,703)
Total other comprehensive income (loss)	100,456	(22,703)
Comprehensive income	878,478	3,840,984
Comprehensive income attributable to the non-controlling interest	128,136	120,549
Comprehensive income attributable to Consolidated Water Co. Ltd. stockholders	$750,342	$3,720,435

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONSOLIDATED WATER CO. LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2014	2013
Net cash provided by (used in) operating activities	$(2,126,048)	$3,182,944

Cash flows from investing activities
Purchase of certificate of deposit	(1,000,000)	-
Additions to property, plant and equipment and construction in progress	(661,662)	(1,129,191)
Distribution of earnings from OC-BVI	727,200	757,500
Collections on loans receivable	467,816	452,122
Net cash provided by (used in) investing activities	(466,646)	80,431

Cash flows from financing activities
Dividends paid	(1,103,587)	(1,096,025)
Issuance (repurchase) of redeemable preferred stock, net	-	(4,159)
Proceeds received from exercise of stock options	-	232,734
Principal repayments of long term debt	(5,301,327)	(421,508)
Net cash used in financing activities	(6,404,914)	(1,288,958)

Effect of exchange rate changes on cash	64,103	(5,173)

Net increase (decrease) in cash and cash equivalents	(8,933,505)	1,969,244
Cash and cash equivalents at beginning of period	33,626,516	33,892,655
Cash and cash equivalents at end of period	$24,693,011	$35,861,899

Interest paid in cash	$110,330	$104,503

Non-cash investing and financing activities
Issuance of 12,302 and 11,131, respectively, shares of common stock for services rendered	$173,458	$82,369
Dividends declared but not paid	$1,105,193	$1,099,752
Transfers from inventory to property, plant and equipment and construction in progress	$57,543	$181,875

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

2. Accounting policies

Basis of presentation:

The accompanying condensed consolidated financial statements include the accounts of the Company’s (i) wholly-owned subsidiaries, Aquilex, Inc., Cayman Water Company Limited (“Cayman Water”), Consolidated Water (Belize) Limited (“CW-Belize”), Ocean Conversion (Cayman) Limited (“OC-Cayman”), DesalCo Limited (“DesalCo”), Consolidated Water Cooperatief, U.A. (“CW-Coop”); and (ii) majority-owned subsidiaries Consolidated Water (Bahamas) Ltd. (“CW-Bahamas”), Consolidated Water (Asia) Pte. Limited, PT Consolidated Water Bali (“CW-Bali”) and N.S.C. Agua, S.A. de C.V. (“NSC”). The Company’s investment in its affiliate, Ocean Conversion (BVI) Ltd. (“OC-BVI”), is accounted for using the equity method of accounting. All significant intercompany balances and transactions have been eliminated in consolidation.

The accompanying interim condensed consolidated financial statements are unaudited. These condensed consolidated financial statements reflect all adjustments (which are of a normal recurring nature) that, in the opinion of management, are necessary to fairly present the Company’s financial position, results of operations and cash flows as of and for the periods presented. The results of operations for these interim periods are not necessarily indicative of the operating results for future periods, including the fiscal year ending December 31, 2014.

These condensed consolidated financial statements and notes are presented in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) relating to interim financial statements and in conformity with accounting principles generally accepted in the United States of America (“US GAAP”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to SEC rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

Foreign currency:

The Company’s reporting currency is the United States dollar (“US$”). The functional currency of the Company and its foreign subsidiaries (other than NSC) is the currency for each respective country. The functional currency for NSC is the US$. The exchange rates between the Cayman Islands dollar, the Belize dollar, the Bahamian dollar, and the Bermuda dollar are fixed to the US$. CW-Coop conducts business in US$ and euros, CW-Bali conducts business in US$ and Indonesian rupiahs, and NSC conducts business in US$ and Mexican pesos. The exchange rates for conversion of euros, rupiahs and pesos into US$ vary based upon market conditions. Net foreign currency gains arising from transactions conducted in foreign currencies were $165,854 and $25,667 for the three months ended March 31, 2014 and 2013, respectively, and are included in “Other income (expense)” in the condensed consolidated statements of income.

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

3. Fair value measurements

As of March 31, 2014 and December 31, 2013, the carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and other current liabilities, dividends payable and the land purchase obligation approximate their fair values due to the nature of these items and their short term maturities. Management considers that the carrying amounts for loans receivable and long term debt as of March 31, 2014 and December 31, 2013, approximate their fair values as their interest rates approximate market rates for similar instruments.

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

The following table presents the Company’s fair value hierarchy for assets and liabilities measured at fair value as of March 31, 2014 and December 31, 2013:

	March 31, 2014
	Level 1	Level 2	Level 3	Total
Assets:
Recurring
Certificate of deposit	$-	$1,000,000	$-	$1,000,000
Marketable securities	8,596,543	-	-	8,596,543
Total Recurring	$8,596,543	$1,000,000	$-	$9,596,543
Nonrecurring
Investment in OC-BVI	$-	$-	$5,970,987	$5,970,987

	December 31, 2013
	Level 1	Level 2	Level 3	Total
Assets:
Recurring
Marketable securities	$8,587,475	$-	$-	$8,587,475
Nonrecurring
Investment in OC-BVI	$-	$-	$6,623,448	$6,623,448

The activity for Level 3 investments for the three months ended March 31, 2014 was as follows:

Balance as of December 31, 2013	$6,623,448
Profit sharing and equity from earnings of OC-BVI	74,739
Distribution of earnings from OC-BVI	(727,200)
Balance as of March 31, 2014	$5,970,987

4. Segment information

The Company has three reportable segments: retail, bulk and services. The retail segment operates the water utility for the Seven Mile Beach and West Bay areas of Grand Cayman Island pursuant to an exclusive license granted by the Cayman Islands government. The retail segment also includes a retail water operation under development in Bali, Indonesia to sell water to resort properties. The bulk segment supplies potable water to government utilities in Grand Cayman, the Bahamas and Belize under long-term contracts. The services segment designs, constructs and sells desalination plants, and provides desalination plant management and operating services, to Company subsidiary and affiliated companies as well as third parties Consistent with prior periods, we record all non-direct general and administrative expenses in our retail business segment and do not allocate any of these non-direct expenses to our other two business segments.

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

	Three Months Ended March 31, 2014
	Retail	Bulk	Services	Total
Revenues	$6,112,961	$9,959,736	$275,913	$16,348,610
Cost of revenues	2,931,376	7,111,545	335,264	10,378,185
Gross profit	3,181,585	2,848,191	(59,351)	5,970,425
General and administrative expenses	2,888,229	434,969	2,019,435	5,342,633
Income (loss) from operations	293,356	2,413,222	(2,078,786)	627,792
Other income, net				150,230
Consolidated net income				778,022
Income attributable to non-controlling interests				123,113
Net income attributable to Consolidated Water Co. Ltd. stockholders				$654,909

Depreciation and amortization expenses for the three months ended March 31, 2014 for the retail, bulk and services segments were $633,273, $741,063 and $34,974, respectively.

	As of March 31, 2014
	Retail	Bulk	Services	Total
Property plant and equipment, net	$26,182,394	$31,037,689	$661,006	$57,881,089
Construction in progress	1,589,932	139,706	-	1,729,638
Goodwill	1,170,511	2,328,526	-	3,499,037
Investment in land	-	-	12,175,566	12,175,566
Total assets	57,542,305	86,054,918	16,156,972	159,754,195

	Three Months Ended March 31, 2013
	Retail	Bulk	Services	Total
Revenues	$6,395,012	$9,856,690	$303,495	$16,555,197
Cost of revenues	2,834,752	7,187,413	312,525	10,334,690
Gross profit	3,560,260	2,669,277	(9,030)	6,220,507
General and administrative expenses	2,631,510	408,247	529,179	3,568,936
Income (loss) from operations	928,750	2,261,030	(538,209)	2,651,571
Other income, net				1,212,116
Consolidated net income				3,863,687
Income attributable to non-controlling interests				121,684
Net income attributable to Consolidated Water Co. Ltd. stockholders				$3,742,003

Depreciation and amortization expenses for the three months ended March 31, 2013 for the retail, bulk and services segments were $510,640, $764,516 and $73,181, respectively.

	As of December 31, 2013
	Retail	Bulk	Services	Total
Property plant and equipment, net	$26,339,461	$31,736,774	$526,651	$58,602,886
Construction in progress	1,181,628	98,807	169,982.00	1,450,417
Goodwill	1,170,511	2,328,526	-	3,499,037
Investment in land	-	-	12,175,566	12,175,566
Total assets	65,853,375	84,300,971	15,210,508	165,364,854

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

The following summarizes information related to the computation of basic and diluted EPS for the three ended March 31, 2014 and 2013.

	Three Months Ended March 31,
	2014	2013
Net income attributable to Consolidated Water Co. Ltd. common stockholders	$654,909	$3,742,003
Less: preferred stock dividends	(2,806)	(2,232)
Net income available to common shares in the determination of basic earnings per common share	$652,103	$3,739,771

Weighted average number of common shares in the determination of basic earnings per common share attributable to Consolidated Water Co. Ltd. common stockholders	14,686,744	14,598,096
Plus:
Weighted average number of preferred shares outstanding during the period	37,408	29,879
Potential dilutive effect of unexercised options	42,833	7,359
Weighted average number of shares used for determining diluted earnings per common share attributable to Consolidated Water Co. Ltd. common stockholders	14,766,985	14,635,334

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

The Company’s equity investment in OC-BVI amounted to $5,970,987 and $6,623,448 as of March 31, 2014 and December 31, 2013, respectively.

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

Summarized financial information of OC-BVI is presented as follows:

	March 31,	December 31,
	2014	2013
Current assets	$1,913,168	$3,422,328
Non-current assets	5,799,522	5,923,387
Total assets	$7,712,690	$9,345,715

	March 31,	December 31,
	2014	2013
Current liabilities	$524,813	$717,887
Non-current liabilities	1,340,550	1,688,850
Total liabilities	$1,865,363	$2,406,737

	Three Months Ended March 31,
	2014	2013
Revenues	$1,175,129	$1,230,788
Gross Profit	$453,980	$527,794
Income from operations	$187,303	$272,605
Other income (expense), net (1)	$(54,954)	$1,547,456
Net income attributable to controlling interests	$125,176	$1,809,926

(1) Includes income of $nil and $2.0 million related to the Court award - Baughers Bay dispute, for the three months ended March 31, 2014 and 2013, respectively.

The Company recognized $54,489 and $787,861 in earnings from its equity investment in OC-BVI for the three months ended March 31, 2014 and 2013, respectively. The Company recognized $20,250 and $287,459 in profit sharing income from its profit sharing agreement with OC-BVI for the three months ended March 31, 2014 and 2013, respectively.

For the three months ended March 31, 2014 and 2013, the Company recognized approximately $275,913 and $258,086, respectively, in revenues from its management services agreement with OC-BVI. The Company’s recorded value of this management services agreement, which is reflected as an intangible asset on the Company’s condensed consolidated balance sheet, was approximately $263,000 and $285,000 as of March 31, 2014 and December 31, 2013, respectively.

Baughers Bay dispute

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

In June 2012, the Appellate Court issued the final ruling with respect to the Baughers Bay litigation. This ruling dismissed the BVI government’s appeal against the previous judgment of the Court awarding $10.4 million for the water supplied, and also awarded OC-BVI compensation for improvements made to the plant in the amount equal to the difference between (i) the value of the Baughers Bay plant at the date OC-BVI transferred possession of the plant to the BVI government and (ii) $1.42 million (the purchase price for the Baughers Bay plant under the 1990 Agreement). OC-BVI was also awarded all of its court costs at the trial level and two-thirds of such costs incurred on appeal. Prior to the final ruling, the BVI government had paid only $5.0 of the original $10.4 million, and the remaining $5.4 million amount due had increased to approximately $6.7 million by the fourth quarter of 2012 due to the court costs awarded by the Appellate Court and the accrued interest due on the aggregate unpaid balance. The BVI government paid OC-BVI $4.7 million of this amount during the fourth quarter of 2012 and the remaining $2.0 million in January 2013. These amounts paid by the BVI government were recognized in OC-BVI’s earnings in the periods in which they were received. To date, OC-BVI and the BVI government have been unable to reach agreement on the value of the plant at the date it was transferred to the BVI government.

Valuation of Investment in OC-BVI

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

During the fourth quarter of 2013, after reassessing what the Company believes will be the future demand for water in Tortola, British Virgin Islands, and the probable sources the BVI government will utilize to meet this demand, the Company determined it appropriate to modify the projections of cash flows for OC-BVI that it uses to estimate the fair value of its investment in OC-BVI by increasing (from those used in prior years) the probabilities assigned to those scenarios that result in a lower supply of water or revenue stream from the Bar Bay plant. Based on these current estimates of OC-BVI’s cash flows and the Company’s resulting estimate of the fair value of its investment in OC-BVI, the Company determined that the carrying value of its investment in OC-BVI exceeded its fair value and recorded an impairment loss on this investment of $200,000. The resulting carrying value of the Company’s investment in OC-BVI of approximately $6.6 million as of December 31, 2013, and the Company’s current carrying value for this investment of approximately $6.0 million as of March 31, 2014, are based on the assumptions that the BVI government will honor its obligations under the Bar Bay agreement and (on a probability-weighted basis) that the BVI government will exercise its option to extend the Bar Bay agreement for seven years beyond its initial term, which expires in 2017.

The $6.0 million carrying value of the Company’s investment in OC-BVI as of March 31, 2014 exceeds the Company’s underlying equity in OC-BVI’s net assets by approximately $2.8 million. The Company accounts for this excess as goodwill. The BVI government is OC-BVI’s sole customer and substantially all of OC-BVI’s revenues are generated from its Bar Bay plant. As the Bar Bay agreement matures and OC-BVI receives (or is determined by the court to not be entitled to receive) the pending Appellate Court award amount assumed due for the value of the Baughers Bay plant, OC-BVI’s expected future cash flows, and therefore its fair value computed under the discounted cash flow method, will decrease. Unless OC-BVI obtains an expansion or other modification of its Bar Bay agreement that results in a significant increase in the estimated future cash flows from its Bar Bay plant, the Company will be required to record impairment losses in future periods to reduce the carrying value of its investment in OC-BVI to its then current fair value. These impairment losses will, in the aggregate, equal the underlying $2.8 million in goodwill reflected in the carrying value of the Company’s investment in OC-BVI and could have a material adverse effect on the Company’s earnings and consolidated statement of operations.

7. N.S.C. Agua, S.A. de C.V.

In May 2010, the Company acquired, through its wholly-owned Netherlands subsidiary, Consolidated Water Cooperatief, U.A. (“Cooperatief”), a 50% interest in N.S.C. Agua, S.A. de C.V., (“NSC”) a development stage Mexican company. The Company has since purchased, through the conversion of a previous loan to NSC, sufficient shares to raise its ownership interest in NSC to 99.9%. NSC was formed to pursue a project encompassing the construction, operation and minority ownership of a 100 million gallon per day seawater reverse osmosis desalination plant to be located in northern Baja California, Mexico and an accompanying pipeline to deliver water to the Mexican potable water infrastructure and the U.S. border. The Company believes such a project can  be successful due to what the Company anticipates will be a growing need for a new potable water supply for the areas of northern Baja California, Mexico and Southern California, United States. To complete this project, the Company engaged two engineering groups with extensive regional and/or technical experience and conducted an equipment piloting plant and water quality data collection program at the proposed feed water source under a Memorandum of Understanding (the “EPC MOU”) with a global engineering, procurement and construction contractor for large seawater desalination plants. If this project is completed, the Company expects to participate in the operation of the plant and pipeline and also expects to retain a minority ownership position in the project. NSC is presently seeking contracts with proposed customers in Mexico and the United States of America for the sale of the desalinated water from the project. NSC will be required to accomplish various additional steps before it can commence construction of the plant and pipeline including, but not limited to, completing the purchases of land required for the project, obtaining approvals and permits from various governmental agencies in Mexico and the United States, securing contracts with its proposed customers to sell water in sufficient quantities and at prices that make the project financially viable, and obtaining equity and debt financing for the project. NSC’s potential customers will also be required to obtain various governmental permits and approvals in order to purchase water from NSC.

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

NSC has entered into a purchase contract for 8.1 hectares of land on which the proposed plant would be constructed. In 2012, NSC obtained an extension of this purchase contract through May 15, 2014 in exchange for prepayments of (i) $500,000 paid at signing of the extension and (ii) a further $500,000 paid in May 2013. NSC is required to pay a balance of $6.98 million on May 15, 2014 to complete the purchase of this land. In 2013, NSC purchased an additional 12 hectares of land, which constitute most of the land required for the project, for $12 million, of which $2 million has been paid. The remaining $10 million balance for this purchase is due on May 15, 2014. The Company has obtained a commitment for new financing to fund NSC’s pending land purchases which are due in May 2014 in the form of a $10.0 million demand loan with payments due quarterly under a five year amortization schedule and the remaining principal balance due after two years. This loan will bear interest at LIBOR plus 1.5%.

Under the EPC MOU, the contractor installed and operated an equipment piloting plant and collected water quality data from the proposed feed water source site in Rosarito Beach, Baja California, Mexico. The EPC MOU required that NSC negotiate exclusively with the contractor for the construction of the 100 million gallon per day seawater reverse osmosis desalination plant and further required payment by NSC to the contractor of up to $500,000 as compensation for the operation and maintenance of the equipment piloting plant should NSC not award the engineering, procurement and construction contract for the project to the contractor. This first phase of the pilot plant testing program was completed in October 2013. NSC decided not to extend the EPC MOU beyond its February 2014 expiration date and paid the contractor $350,000 during the three months ended March 31, 2014 as compensation for the operation and maintenance of the pilot plant. NSC is currently developing additional sampling protocols to comply with regulatory requirements in the U.S. and Mexico, and is also coordinating with regulators to assess the need, if any, for further process piloting.

In November 2012, NSC signed a letter of intent with Otay Water District in Southern California to deliver no less than 20 million and up to 40 million gallons of water per day from the plant to the Otay Water District at the border between Mexico and the United States.

NSC has entered into a 20 year lease, effective November 2012, with the Comisión Federal de Electricidad for approximately 5,000 square meters of land on which it plans to construct the water intake and discharge works for the plant. The amounts due on this lease are payable in Mexican pesos at an amount that is currently equivalent to approximately $20,000 per month. This lease is cancellable without penalty should NSC ultimately not proceed with the project.

Included in the consolidated results of operations are general and administrative expenses from NSC, consisting of organizational, legal, accounting, engineering, consulting and other costs relating to NSC’s project development activities. Such expenses amounted to $1,977,851 and $479,307 for the three months ended March 31, 2014 and 2013, respectively. The assets and liabilities of NSC included in the consolidated balance sheets amounted to approximately $14.6 million and $10.5 million, respectively, as of March 31, 2014 and approximately $13.7 million and $10.3 million, respectively, as of December 31, 2013.

The Company has determined that completing NSC’s development activities will require significant additional funding. The Company estimates that it will take at least until the first quarter of 2015 for NSC to complete the development activities necessary to commence construction of the plant and pipeline, which include completing the site piloting plant activities, completing the purchase of the land for the plant, securing feed water and power supplies, completing the engineering and feasibility studies, negotiating customer contracts, obtaining the required rights-of-way and regulatory permits and arranging the project financing. However, NSC may ultimately be unable to complete all of the activities necessary to begin construction of the project.

8. Contingencies

Renewal of Retail License

The Company sells water through its retail operations under a license issued in July 1990 by the Cayman Islands government that grants the Company’s wholly owned subsidiary Cayman Water the exclusive right to provide water to customers within its licensed service area. Cayman Water’s service area is comprised of an area on Grand Cayman that includes the Seven Mile Beach and West Bay areas, two of the three most populated areas in the Cayman Islands. For the three months ended March 31, 2014 and 2013, the Company generated approximately 37% and 39%, respectively, of its consolidated revenues and 55% and 58%, respectively, of its consolidated gross profits from the retail water operations conducted pursuant to our exclusive license. If Cayman Water is not in default of any terms of its terms, this license provides Cayman Water with the right of first refusal to renew the license on terms that are no less favorable than those that the government offers to any third party.

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

In July 2012, in an effort to resolve several issues relating to the retail license renewal negotiations, the Company filed an Application for Leave to Apply for Judicial Review (the “Application”) with the Grand Court of the Cayman Islands (the “Court”), seeking: (i) a declaration that certain provisions of the Water Authority Law, 2011 and the Water (Production and Supply) Law, 2011, appear to be incompatible and a determination as to how those provisions should be interpreted, (ii) a declaration that the WAC’s roles as the principal license negotiator, statutory regulator and our competitor put the WAC in a position of hopeless conflict, and (iii) a declaration that the WAC’s decision to replace the rate structure under our current exclusive license with RCAM was predetermined and unreasonable.

Throughout the course of the retail license renewal negotiations, the Company has objected to the use of RCAM on the basis that it believes such a model would not promote the efficient operation of its water utility and could ultimately increase water rates to its customers.

In October 2012, the Company was notified that the Court has agreed to consider the issues raised by the Company in the Application. As a result, the Company, the Cayman Islands government and the WAC would have the opportunity to present their positions to the Court in a trial proceeding. The hearing for this judicial review was held on April 1, 2014, and the Court has not yet rendered its findings.

Prior to the hearing taking place, the parties agreed by consent that the Court should solely be concerned with the interpretation of the statutory provisions. As part of this agreement, the WAC agreed to consider the Company’s further representations regarding the model that should be used in the renewed license.

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

Windsor Plant Water Supply Agreement

CW-Bahamas provides bulk water to the Water and Sewerage Corporation of The Bahamas (“WSC”), which distributes the water through its own pipeline system to residential, commercial and tourist properties on the Island of New Providence. Pursuant to a water supply agreement, CW-Bahamas was required to provide the WSC with at least 16.8 million gallons per week of potable water from the Windsor plant, and the WSC had contracted to purchase at least that amount from CW-Bahamas on a take-or-pay basis. This water supply agreement expired when CW-Bahamas delivered the total amount of water required under the agreement in July 2013.

At the conclusion of the agreement, the WSC has the option to (i) extend the agreement for an additional five years at a rate to be negotiated; (ii) exercise a right of first refusal to purchase any materials, equipment and facilities that CW-Bahamas intends to remove from the site at a purchase price to be negotiated; or (iii) require CW-Bahamas to remove all materials, equipment and facilities from the site. At the request of the government of The Bahamas, CW-Bahamas continues to operate the Windsor plant to provide the government of The Bahamas with additional time to decide whether or not it will extend CW-Bahamas’ water supply agreement for the Windsor plant on a long term basis. The Company is presently unable to determine if CW-Bahamas’ water supply agreement for its Windsor plant will be extended or, if extended, on what terms. CW-Bahamas generated approximately $1.7 million and $1.8 million in revenues from the operation of this plant during the three months ended March 31, 2014 and 2013, respectively.

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

9. Impact of recent accounting pronouncements

In March 2013, the FASB issued ASU 2013-05, Foreign Currency Matters (Topic 830: Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity). This ASU offers guidance on a parent’s accounting for the cumulative translation adjustment upon derecognition of a subsidiary or group of assets within a foreign entity. This new guidance requires that the parent release any related cumulative translation adjustment into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided. The amendment is effective for annual and interim reporting periods beginning after December 15, 2013. The adoption of ASU 2013-05 did not have an impact on the Company’s consolidated financial statements.

10. Subsequent events

The Company’s management evaluated subsequent events through the time of the filing of this report on Form 10-Q. Other than as disclosed in these condensed consolidated financial statements, the Company’s management is not aware of any significant events that occurred subsequent to the balance sheet date but prior to the filing of this report that would have a material impact on its consolidated financial statements.

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

The forward-looking statements contained in this report are not guarantees of future performance and involve certain risks, uncertainties and assumptions which are difficult to predict. Actual outcomes and results may differ materially from what is expressed in such forward-looking statements. Important factors which may affect these actual outcomes and results include, without limitation:

•	tourism and weather conditions in the areas we serve;
•	the economies of the U.S., the areas, and the governments we serve;
•	our relationships with the governments we serve;
•	regulatory matters, including resolution of the negotiations for the renewal of our retail license on Grand Cayman;
•	our ability to successful enter new markets, including Mexico and Asia; and
•	other factors, including those “Risk Factors” set forth under Part II, Item 1A in this Quarterly Report and in our 2013 Annual Report on Form 10-K.

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

During the fourth quarter of 2013, after reassessing what we believe will be the future demand for water in Tortola, British Virgin Islands, and the probable sources the BVI government will utilize to meet this demand, we determined it appropriate to modify the projections of cash flows  for OC-BVI that we use to estimate the fair value of our investment in OC-BVI by increasing (from those used in prior years) the probabilities assigned to those scenarios that result in a lower supply of water or revenue stream from the Bar Bay plant. Based on these current estimates of OC-BVI’s cash flows and our resulting estimate of the fair value of our investment in OC-BVI, we determined that the carrying value of our investment in OC-BVI exceeded its fair value and recorded an impairment loss on this investment of $200,000. The resulting carrying value of our investment in OC-BVI of approximately $6.6 million as of December 31, 2013, and our current carrying value for this investment of approximately $6.0 million as of March 31, 2014, are based upon the assumptions that the BVI government will honor its obligations under the Bar Bay agreement and (on a probability-weighted basis) that the BVI government will exercise its option to extend the Bar Bay agreement for seven years beyond its initial term, which expires in 2017.

The $6.0 million carrying value of our investment in OC-BVI as of March 31, 2014 exceeds our underlying equity in OC-BVI’s net assets by approximately $2.8 million. We account for this excess as goodwill. The BVI government is OC-BVI’s sole customer and substantially all of OC-BVI’s revenues are generated from its Bar Bay plant. As the Bar Bay agreement matures and OC-BVI receives (or is determined by the court to not be entitled to receive) the pending court award amount assumed due for the value of the Baughers Bay plant, OC-BVI’s expected future cash flows, and therefore its fair value computed under the discounted cash flow method, will decrease. Unless OC-BVI obtains an expansion or other modification of its Bar Bay agreement that results in a significant increase in the estimated future cash flows from its Bar Bay plant, we will be required to record impairment losses in future periods to reduce the carrying value of our investment in OC-BVI to its then current fair value.  These impairment losses will, in the aggregate, equal the underlying $2.8 million in goodwill reflected in the carrying value of our investment in OC-BVI and could have a material adverse effect on our earnings and consolidated statement of operations.

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

For each of the years in the three-year period ended December 31, 2013, we estimated the fair value of our reporting units by applying the discounted cash flow method, the subject company stock price method, the guideline public company method, the mergers and acquisitions method and, on an exception basis and where necessary and appropriate, the net asset value method.

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

	2013			2012
Method	Retail	Bulk	Services	Retail	Bulk	Services
Discounted cash flow	50%	50%	-	20%	30%	-
Subject company stock price	30%	30%	-	60%	50%	10%
Guideline public company	10%	10%	-	10%	10%	-
Mergers and acquisitions	10%	10%	-	10%	10%	-
Net asset value	-	-	-	-	-	90%
	100%	100%	-	100%	100%	100%

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

RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and accompanying notes included under Part I, Item 1 of this Quarterly Report and our consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for our fiscal year ended December 31, 2013 (“2013 Form 10-K”) and the information set forth under Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2013 Form 10-K.

Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013

Consolidated Results

Net income attributable to our common stockholders for the three months ended March 31, 2014 was $654,909 ($0.04 per share on a fully-diluted basis), as compared to $3,742,003 ($0.26 per share on a fully-diluted basis) for the three months ended March 31, 2013.

Total revenues for the three months ended March 31, 2014 decreased to $16,348,610 from the $16,555,197 in revenues generated for the three months ended March 31, 2013, due to a decrease in revenues for the retail segment. Gross profit for the three months ended March 31, 2014 was $5,970,425 or 37% of total revenues, as compared to $6,220,507, or 38% of total revenues, for the three months ended March 31, 2013, as gross profit for the bulk segment increased while gross profit for the retail and services segments decreased. For further discussion of revenues and gross profit for the three months ended March 31, 2014, see the “Results by Segment” analysis that follows.

General and administrative (“G&A”) expenses on a consolidated basis were $5,342,633 and $3,568,936 for the three months ended March 31, 2014 and 2013, respectively. For 2014 as compared to 2013, project development expenses incurred by our Mexico subsidiary, N.S.C. Agua, S.A. de C.V., (“NSC”) increased by approximately $1.5 million, professional fees increased by $120,000, employee costs were approximately $124,000 higher due to base salary increases, and an increase of $27,000 in information technology expenses.

Interest income remained relatively consistent at $172,932 for the three months ended March 31, 2014 as compared to $180,088 for the three months ended March 31, 2013.

Interest expense for the three months ended March 31, 2014 and 2013 was $295,737 and $132,425, respectively. The increase in interest expense for 2014 reflects the prepayment premium paid for the early redemption on February 17, 2014 of the remaining outstanding balance on our bonds payable and the amortization of the related bond discount and deferred issuance costs.

We recognized earnings and profit sharing on our investment in OC-BVI for the three months ended March 31, 2014 and 2013, of $74,739 and $1,075,320, respectively. The additional earnings and profit sharing we recognized in 2013 from this equity investment resulted from the payment by the British Virgin Islands government to OC-BVI in January 2013 of the remaining $2.0 million of the amount awarded to OC-BVI as a result of the Baughers Bay litigation. See further discussion of this litigation at Note 6 of the Notes to Condensed Consolidated Financial Statements included at “ITEM 1. FINANCIAL STATEMENTS” of this Quarterly Report.

Results by Segment

Retail Segment:

The retail segment contributed $293,356 and $928,750 to our income from operations for the three months ended March 31, 2014 and 2013, respectively.

Revenues generated by our retail water operations were $6,112,961 and $6,395,012 for the three months ended March 31, 2014 and 2013, respectively. The decrease in retail revenues from 2013 to 2014 resulted from a decrease in the total gallons of water sold by the retail segment of approximately 4%. This decrease in volume of gallons sold reflects lower purchases by several of our larger retail customers. Based upon our discussions with these customers, we understand that part of the decrease in the water volumes they purchased resulted from their adoption of water conservation measures. The decrease in the volume of gallons sold from 2013 to 2014 also reflects rainfall on Grand Cayman that was twelve times greater during the three months ended March 31, 2014 as compared to the three months ended March 31, 2013.

Retail segment gross profit was $3,181,585 (52% of revenues) and $3,560,260 (56% of revenues) for the three months ended March 31, 2014 and 2013, respectively. The decrease in retail gross profit was primarily due to the decrease in revenues from 2013 to 2014 as the majority of our retail segment’s cost of revenues are relatively fixed in nature.

Consistent with prior periods, we record all non-direct G&A expenses in our retail business segment and do not allocate any of these non-direct costs to our other two business segments. Retail segment G&A expenses for the three months ended March 31, 2014 and 2013 were $2,888,229 and $2,631,510, respectively. G&A expenses increased from 2013 to 2014 primarily due to an increase of $118,000 in employee costs due to base salary increases and an increase of $113,000 in legal fees related to the negotiations for the renewal of our retail license.

During the latter half of 2012, we commenced, through our subsidiary, PT Consolidated Water Bali, the construction of a seawater reverse osmosis (“SWRO”) plant in Nusa Dua, one of the primary tourist areas of Bali, Indonesia. We believe the water demands of the tourist resorts in Nusa Dua will soon exceed the water supplies that can be provided to the area by the local public water utility, and that other areas of Bali will also eventually experience fresh water shortages. However, as SWRO has not been employed to any meaningful extent in Bali, we concluded that to obtain customers in Bali we must first demonstrate the viability of SWRO as well as our capabilities and expertise. Consequently, we elected to construct this plant before obtaining commitments for most of its production. We believe sufficient demand exists in Nusa Dua to enable us to sell all of the plant’s capacity, although we cannot assure that we will be able to do so. The capital investment for this plant is estimated at approximately $5 million, which will fund production, reservoir storage, and distribution capacity of approximately 750,000 gallons per day. As of March 31, 2014, capitalized costs for this plant reflected on our consolidated balance sheet were approximately $3.4 million. The revenues we generated from this plant amounted to approximately $23,000 for the three months ended March 31, 2014.

Bulk Segment:

The bulk segment contributed $2,413,222 and $2,261,030 to our income from operations for the three months ended March 31, 2014 and 2013, respectively.

Bulk segment revenues remained relatively consistent at $9,959,736 and $9,856,690 for the three months ended March 31, 2014 and 2013, respectively.

Bulk segment gross profit was $2,848,191 (29% of revenues) and $2,669,277 (27% of revenues) for the three months ended March 31, 2014 and 2013, respectively. The improvement in gross profit dollars and in gross profit as a percentage of sales from 2013 to 2014 reflects improved margins for our Cayman bulk operations.

Bulk segment G&A expenses were relatively consistent at $434,969 and $408,247 for the three months ended March 31, 2014 and 2013, respectively.

We supplied the aggregate amount of water contracted by the Water & Sewerage Corporation of The Bahamas (“WSC”) under the water supply agreement for our Windsor plant in July 2013, at which time such agreement expired. However, we are presently continuing to supply water to the WSC from this plant. See further discussion of the Windsor plant at “Material Commitments, Expenditures and Contingencies.”

Services Segment:

The services segment incurred losses from operations of ($2,078,786) and ($538,209) for the three months ended March 31, 2014 and 2013, respectively. We expect our services segment to continue to incur losses from operations while we continue to fund the project development activities of NSC and/or until such time as we obtain significant new management services or plant construction contracts with external customers.

Services segment revenues were $275,913 and $303,495 for the three months ended March 31, 2014 and 2013, respectively. Services revenues decreased from 2013 to 2014 due to a non-recurring sale of chemicals and materials to an unrelated company in 2013.

Our services segment generated a negative gross profit of ($59,351) and ($9,030) for the three months ended March 31, 2014 and 2013, respectively. The reduction in gross profit for 2014 reflects higher engineering expenses and greater employee costs.

G&A expenses for the services segment were $2,019,435 and $529,179 for the three months ended March 31, 2014 and 2013, respectively. The increase in G&A expenses for 2014 as compared to 2013 reflects an increase of approximately $1.5 million in the project development activities of NSC attributable to a $1.0 million payment on an option agreement to purchase the shares in NSC held by one of its shareholders and a $350,000 payment made to reimburse a construction contractor for pilot testing and water monitoring activities conducted by the contractor on behalf of NSC. Such reimbursement was required due to NSC’s decision not to extend a memorandum of understanding with this contractor. See further discussion of these two payments at Item 1 – Notes to Condensed Consolidated Financial Statements – Note 7.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity Position

Our projected liquidity requirements for the remainder of 2014 include capital expenditures for our existing operations of approximately $5.1 million, approximately $17.0 million to purchase the land site for NSC’s project and approximately $6.7 million for NSC’s project development activities. Our liquidity requirements for 2014 may also include quarterly dividends, if such dividends are declared by our Board. Our dividend payments amounted to approximately $4.4 million for the year ended December 31, 2013 and approximately $1.1 million for the three months ended March 31, 2014.

We have obtained a commitment for new financing to fund NSC’s pending land purchases which are due in May 2014 in the form of a $10.0 million demand loan with payments due quarterly under a five year amortization schedule and the remaining principal balance due after two years. This loan will bear interest at LIBOR plus 1.5%.

As of March 31, 2014, we had cash of approximately $24.7 million and working capital of approximately $45.6 million and during the second quarter, the Bahamas government paid us $11.0 million on the Water and Sewerage Corporation’s delinquent accounts receivable balances. We are not presently aware of anything that would lead us to believe that we will not have sufficient liquidity to meet our needs for 2014 and thereafter. However, our available cash and working capital balances as of March 31, 2014 could decline over the course of 2014 as we continue, as we presently anticipate, funding the project development activities of NSC.

Borrowings Outstanding

As of December 31, 2013, our borrowings outstanding with an aggregate unamortized balance of $5,205,167 consisted entirely of bonds payable bearing interest at a contractual rate of 5.95%. These bonds were issued in August 2006 in the principal amount of $15,771,997 in a private offering. We received net proceeds (excluding issuance costs and after the offering discount) from this issuance of $14,445,720. These bonds were repayable in quarterly principal and interest installments of $526,010, and were scheduled to mature in 2016. We had the right to redeem these bonds in full at any time after August 4, 2009 at a premium of 1.5% of the outstanding principal and accrued interest on the bonds on the date of redemption. We exercised this right in February 2014 and redeemed these bonds.

Material Commitments, Expenditures and Contingencies

Renewal of Retail License

We sell water through our retail operations under a license issued in July 1990 by the Cayman Islands government that grants Cayman Water the exclusive right to provide water to customers within its licensed service area. As discussed below, this license was set to expire in July 2010 but has since been extended while negotiations for a new license take place. Pursuant to the license, we have the exclusive right to produce potable water and distribute it by pipeline to our licensed service area which consists of two of the three most populated areas of Grand Cayman, the Seven Mile Beach and West Bay areas. For the three months ended March 31, 2014 and 2013 we generated approximately 37% and 39%, respectively, of our consolidated revenues and 55% and 58%, respectively, of our consolidated gross profits from the retail water operations conducted pursuant to our exclusive license. If we are not in default of any of its terms, this license provides us with the right of first refusal to renew the license on terms that are no less favorable than those that the government offers to any third party.

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

In July 2012, in an effort to resolve several issues relating to our retail license renewal negotiations, we filed an Application for Leave to Apply for Judicial Review (the “Application”) with the Grand Court of the Cayman Islands (the “Court”), seeking: (i) a declaration that certain provisions of the Water Authority (Amendment) Law, 2011 and the Water (Production and Supply) Law, 2011, appear to be incompatible and a determination as to how those provisions should be interpreted, (ii) a declaration that the WAC’s roles as the principal license negotiator, statutory regulator and our competitor put the WAC in a position of hopeless conflict, and (iii) a declaration that the WAC’s decision to replace the rate structure under our current exclusive license with RCAM was predetermined and unreasonable.

Throughout the course of the license renewal negotiations, we have objected to the use of RCAM on the basis that we believe such a model would not promote the efficient operation of our water utility and could ultimately increase water rates to our customers.

In October 2012, we were notified that the Court agreed to consider the issues outlined in the Application. As a result, our Company, the Cayman Islands government and the WAC would have the opportunity to present their positions to the Court in a trial proceeding. The hearing for this judicial review was held on April 1, 2014, and the Court has not yet rendered its findings.

Prior to the hearing taking place, the parties agreed by consent that the Court should solely be concerned with the interpretation of the statutory provisions. As part of this agreement, the WAC agreed to consider our further representations regarding the model that should be used in the renewed license.

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

NSC Agua

In May 2010, we acquired, through our wholly-owned Netherlands subsidiary, Consolidated Water Cooperatief, U.A., (“Cooperatief”) a 50% interest in N.S.C. Agua, S.A. de C.V., (“NSC”) a development stage Mexican company. We have since purchased, through the conversion of a loan we made to NSC, sufficient shares to raise our ownership interest in NSC to 99.9%. NSC was formed to pursue a project encompassing the construction, operation and minority ownership of a 100 million gallon per day seawater reverse osmosis desalination plant to be located in northern Baja California, Mexico and an accompanying pipeline to deliver water to the Mexican potable water infrastructure and the U.S. border. We believe such a project can be successful due to what we anticipate will be a growing need for a new potable water supply for the areas of northern Baja California, Mexico and Southern California, United States. To complete this project, NSC engaged two engineering groups with extensive regional and/or technical experience and conducted an equipment piloting plant and water quality data collection program at the proposed feed water source under a Memorandum of Understanding (the “EPC MOU”) with a global engineering, procurement and construction contractor for large seawater desalination plants. If this project is completed, we expect to participate in the operation of the plant and pipeline and also expect to retain a minority ownership position in the project. NSC is presently seeking contracts with proposed customers in Mexico and the United States of America for the sale of the desalinated water from the project. NSC will be required to accomplish various additional steps before it can commence construction of the plant and pipeline including, but not limited to, completing the purchases of land required for the project, obtaining approvals and permits from various governmental agencies in Mexico and the United States, securing contracts with its proposed customers to sell water in sufficient quantities and at prices that make the project financially viable, and obtaining equity and debt financing for the project. NSC’s potential customers will also be required to obtain various governmental permits and approvals in order to purchase water from NSC.

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

Under the EPC MOU, the contractor installed and operated an equipment piloting plant and collected water quality data from the proposed feed water source site in Rosarito Beach, Baja California, Mexico. The EPC MOU required that NSC negotiate exclusively with the contractor for the construction of the 100 million gallon per day seawater reverse osmosis desalination plant, and further required payment by NSC to the contractor of up to $500,000 as compensation for the operation and maintenance of the equipment piloting plant should NSC not award the engineering, procurement and construction contract for the project to the contractor. This first phase of the pilot plant testing program was completed in October 2013. NSC has decided not to extend the EPC MOU beyond its February 2014 expiration date and NSC paid the contractor $350,000 during the three months ended March 31, 2014 as compensation for the operation and maintenance of the pilot plant. NSC is currently developing additional sampling protocols to comply with regulatory requirements in the U.S. and Mexico, and is also coordinating with regulators to assess the need, if any, for further process piloting.

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

We include the accounts of NSC in our consolidated financial statements. Included in our consolidated results of operations are general and administrative expenses from NSC, consisting of organizational, legal, accounting, engineering, consulting and other costs relating to NSC’s project development activities. Such expenses amounted to $1,977,851 and $479,307 for the three months ended March 31, 2014 and 2013, respectively. The assets and liabilities of NSC included in the consolidated balance sheets amounted to approximately $14.6 million and $10.5 million, respectively, as of March 31, 2014 and approximately $13.7 million and $10.3 million, respectively, as of December 31, 2013.

Significant additional funding will be required to complete NSC’s development activities. Presently, we estimate we will expend approximately $23.7 million in the remainder of 2014 on behalf of NSC, consisting of approximately $17.0 million to purchase the land (a portion or all of which may be financed) and $6.7 million in other project development expenses.

We also expect to incur project development costs on behalf of NSC after 2014 as we estimate that it will take at least until the first quarter of 2015 for NSC to complete all of the development activities necessary to commence construction of the plant and pipeline, which include completing the site piloting plant activities, completing the purchase of the land for the plant, securing feed water and power supplies, completing the engineering and feasibility studies, negotiating customer contracts, obtaining the required rights-of-way and regulatory permits and arranging the project financing. However, NSC may ultimately be unable to complete all of the activities necessary to begin construction of the project.

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

At the conclusion of the agreement, the WSC has the option to (i) extend the agreement for an additional five years at a rate to be negotiated; (ii) exercise a right of first refusal to purchase any materials, equipment and facilities that CW-Bahamas intends to remove from the site at a purchase price to be negotiated; or (iii) require CW-Bahamas to remove all materials, equipment and facilities from the site. At the request of the government of The Bahamas, we continue to operate the Windsor plant to provide the government of The Bahamas with additional time to decide whether or not it will extend CW-Bahamas’ water supply agreement for the Windsor plant on a long term basis. We are presently unable to determine if CW-Bahamas’ water supply agreement for its Windsor plant will be extended or, if extended, on what terms. CW-Bahamas generated approximately $1.7 million and $1.8 million in revenues from the operation of this plant during the three months ended March 31, 2014 and 2013, respectively.

Dividends

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our exposure to market risk from December 31, 2013 to the end of the period covered by this report.

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

PART II — OTHER INFORMATION

ITEM 1A. RISK FACTORS

Our business faces significant risks. These risks include those disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 as supplemented by the additional risk factors included below. If any of the events or circumstances described in the referenced risks actually occurs, our business, financial condition or results of operations could be materially adversely affected and such events or circumstances could cause our actual results to differ materially from the results contemplated by the forward-looking statements contained in this report. These risks should be read in conjunction with the other information set forth in this Quarterly Report as well as in our Annual Report on Form 10-K for the year ended December 31, 2013 and in our other periodic reports on Form 10-Q and Form 8-K.

Our exclusive license to provide water to retail customers in the Cayman Islands may not be renewed in the future.

In the Cayman Islands, we provide water to retail customers under a license issued to us in July 1990 by the Cayman Islands government that grants us the exclusive right to provide water to retail customers within our licensed service area. Our service area is comprised of an area on Grand Cayman that includes the Seven Mile Beach and West Bay areas, two of the three most populated areas in the Cayman Islands. For the three months ended March 31, 2014 and 2013 we generated approximately 37% and 39%, respectively, of our consolidated revenues and 55% and 58%, respectively, of our consolidated gross profits from the retail water operations conducted pursuant to our exclusive license. If we are not in default of any of its terms, the license provides us with the right of first refusal to renew the license on terms that are no less favorable than those that the government offers to any third party.

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

In July 2012, in an effort to resolve several issues relating to our retail license renewal negotiations, we filed an Application for Leave to Apply for Judicial Review (the “Application”) with the Grand Court of the Cayman Islands (the “Court”), seeking: (i) a declaration that certain provisions of the Water Authority Law, 2011 and the Water (Production and Supply) Law, 2011, appear to be incompatible and a determination as to how those provisions should be interpreted, (ii) a declaration that the WAC’s roles as the principal license negotiator, statutory regulator and our competitor put the WAC in a position of hopeless conflict, and (iii) a declaration that the WAC’s decision to replace the rate structure under our current exclusive license with RCAM was predetermined and unreasonable.

Throughout the course of the retail license renewal negotiations, we have objected to the use of RCAM on the basis that we believe such a model would not promote the efficient operation of our water utility and could ultimately increase water rates to our customers.

In October 2012, we were notified that the Court agreed to consider the issues outlined in the Application. As a result, our Company, the Cayman Islands government and the WAC would have the opportunity to present their positions to the Court in a trial proceeding. The hearing for this judicial review was held on April 1, 2014, and the Court has not yet rendered its findings.

Prior to the hearing taking place, the parties agreed by consent that the Court should solely be concerned with the interpretation of the statutory provisions. As part of this agreement, WAC agreed to consider our further representations regarding the model that should be used in the renewed license.

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

We have spent approximately $15.6 million to fund the development costs for a possible project in Mexico and expect to expend significant additional funds in the future to continue to pursue this project. However, we may not be successful in completing this project.

We own (through our wholly-owned Netherlands subsidiary, Consolidated Water Cooperatief, U.A.) a 99.9% interest in N.S.C. Agua, S.A. de C.V., (“NSC”), a development stage Mexico company formed to pursue a project encompassing the construction, operation and minority ownership of a 100 million gallon per day seawater reverse osmosis desalination plant to be located in northern Baja California, Mexico and an accompanying pipeline to deliver water to the Mexican potable water system and the U.S. border. If this project is completed, we expect to participate in the operation of the plant and pipeline and also expect to retain a minority ownership position in the project. NSC has conducted an equipment piloting plant and water quality data collection program at the proposed feed water source and is presently seeking contracts with customers in Mexico and the United States of American for the sale of desalinated water from the project. NSC will be required to accomplish various additional steps before it can commence construction of the plant and pipeline including, but not limited to, completing the purchases of land required for the project, obtaining approvals and permits from various governmental agencies in Mexico and the United States, securing contracts with its proposed customers to sell water in sufficient quantities and at prices that make the project financially viable, and obtaining equity and debt financing for the project. NSC’s potential customers will also be required to obtain various governmental permits and approvals in order to purchase water from NSC. As of March 31, 2014, we have spent approximately $15.6 million on this project.

During the three months ended March 31, 2014 we (i) exercised an option to purchase the shares of one of the other shareholders of NSC for $1.0 million, increasing our ownership in NSC to 99.9%; and (ii) decided not to extend a Memorandum of Understanding with one of our contractors, electing instead to reimburse this contractor $350,000 for work performed in connection with our pilot plant and water data collection program.

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

We have determined that completing NSC’s development activities will require significant additional funding beyond the share purchase option and pilot plant expenses incurred during the three months ended March 31, 2014 and the remaining approximately $17.0 million due to purchase the land for the project site. We expect to incur significant development expenses in 2014 and 2015 for this project. We estimate that it will take at least until the first quarter of 2015 for NSC to complete the development activities necessary to commence construction of the plant and pipeline, which include completing the site piloting plant activities, completing the purchase of the land for the plant, securing feed water and power supplies, completing the engineering and feasibility studies, negotiating customer contracts, obtaining the required rights-of-way and regulatory permits and arranging the project financing. However, NSC may ultimately be unable to complete all of the activities necessary to begin construction of the project.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 28, 2014, we issued 12,302 common shares to one of our executive officers as part of his 2013 compensation pursuant to the terms of his executive employment agreement. The issuance of the shares was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, because the executive officer has knowledge of all material information relating to us.

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

Date: May 12, 2014

