Form 10-Q
period 2014-06-30
CONSOLIDATED WATER CO LTD
filed 2014-08-11
CIK 928340

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

As of August 4, 2014, 14,698,886 shares of the registrant’s common stock, with US$0.60 par value, were outstanding.

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED WATER CO. LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2014	2013
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$34,437,295	$33,626,516
Certificate of deposit	5,000,000	-
Restricted cash	515,849	-
Marketable securities	-	8,587,475
Accounts receivable, net	11,952,964	18,859,560
Inventory	1,536,702	1,383,135
Prepaid expenses and other current assets	2,413,653	2,435,127
Current portion of loans receivable	1,671,287	1,691,102
Total current assets	57,527,750	66,582,915
Property, plant and equipment, net	57,186,662	58,602,886
Construction in progress	2,459,433	1,450,417
Inventory, non-current	4,366,968	4,204,089
Loans receivable	6,488,001	7,337,177
Investment in OC-BVI	6,087,202	6,623,448
Intangible assets, net	1,005,944	1,096,488
Goodwill	3,499,037	3,499,037
Investment in land	20,558,424	13,175,566
Other assets	2,831,273	2,792,831
Total assets	$162,010,694	$165,364,854

LIABILITIES AND EQUITY
Current liabilities
Accounts payable and other current liabilities	$7,464,657	$7,157,896
Dividends payable	1,166,962	1,164,026
Demand loan payable	10,000,000	-
Current portion of long term debt	-	5,205,167
Land purchase obligation	-	10,050,000
Total current liabilities	18,631,619	23,577,089
Other liabilities	264,827	289,392
Total liabilities	18,896,446	23,866,481
Commitments and contingencies
Equity
Consolidated Water Co. Ltd. stockholders' equity
Redeemable preferred stock, $0.60 par value. Authorized 200,000 shares;
issued and outstanding 41,853 and 37,408 shares, respectively	25,112	22,445
Class A common stock, $0.60 par value. Authorized 24,655,000 shares;
issued and outstanding 14,698,499 and 14,686,197 shares, respectively	8,819,099	8,811,718
Class B common stock, $0.60 par value. Authorized 145,000 shares;
none issued or outstanding	-	-
Additional paid-in capital	83,640,224	83,381,387
Retained earnings	48,360,630	47,155,548
Cumulative translation adjustment	(437,454)	(471,983)
Total Consolidated Water Co. Ltd. stockholders' equity	140,407,611	138,899,115
Non-controlling interests	2,706,637	2,599,258
Total equity	143,114,248	141,498,373
Total liabilities and equity	$162,010,694	$165,364,854

 The accompanying notes are an integral part of these condensed consolidated financial statements.

CONSOLIDATED WATER CO. LTD.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Retail water revenues	$6,499,257	$6,179,597	$12,612,218	$12,574,609
Bulk water revenues	9,966,194	10,162,572	19,925,930	20,019,262
Services revenues	466,381	227,211	742,294	530,706
Total revenues	16,931,832	16,569,380	33,280,442	33,124,577

Cost of retail revenues	3,119,483	2,870,175	6,050,859	5,704,927
Cost of bulk revenues	6,895,914	7,047,346	14,007,459	14,234,759
Cost of services revenues	546,389	254,338	881,653	566,863
Total cost of revenues	10,561,786	10,171,859	20,939,971	20,506,549
Gross profit	6,370,046	6,397,521	12,340,471	12,618,028
General and administrative expenses	3,781,161	3,594,762	9,123,794	7,163,698
Income from operations	2,588,885	2,802,759	3,216,677	5,454,330

Other income (expense):
Interest income	366,772	169,796	539,704	349,884
Interest expense	(47,531)	(124,845)	(343,268)	(257,270)
Profit sharing income from OC-BVI	30,375	27,652	50,625	315,111
Equity in earnings of OC-BVI	85,840	76,332	140,329	864,193
Other	(117,803)	63,544	80,493	152,677
Other income (expense), net	317,653	212,479	467,883	1,424,595
Net income	2,906,538	3,015,238	3,684,560	6,878,925
Income attributable to non-controlling interests	146,845	161,388	269,958	283,072
Net income attributable to Consolidated Water Co. Ltd. stockholders	$2,759,693	$2,853,850	$3,414,602	$6,595,853

Basic earnings per common share attributable to Consolidated Water Co. Ltd. common stockholders	$0.19	$0.19	$0.23	$0.45
Diluted earnings per common share attributable to Consolidated Water Co. Ltd. common stockholders	$0.19	$0.19	$0.23	$0.45
Dividends declared per common share	$0.075	$0.075	$0.15	$0.15

Weighted average number of common shares used in the determination of:
Basic earnings per share	14,698,499	14,636,916	14,692,654	14,617,613
Diluted earnings per share	14,760,159	14,684,515	14,764,058	14,659,593

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONSOLIDATED WATER CO. LTD.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income	$2,906,538	$3,015,238	$3,684,560	$6,878,925
Other comprehensive income (loss)
Foreign currency translation adjustment	(64,110)	(50,558)	36,346	(73,261)
Total other comprehensive income (loss)	(64,110)	(50,558)	36,346	(73,261)
Comprehensive income	2,842,428	2,964,680	3,720,906	6,805,664
Comprehensive income attributable to the non-controlling interest	143,639	158,860	271,775	279,409
Comprehensive income attributable to Consolidated Water Co. Ltd. stockholders	$2,698,789	$2,805,820	$3,449,131	$6,526,255

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONSOLIDATED WATER CO. LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2014	2013
Net cash provided by operating activities	$21,984,871	$6,542,237

Cash flows from investing activities
Purchase of certificate of deposit	(5,000,000)	-
Additions to property, plant and equipment and construction in progress	(2,146,991)	(1,990,865)
Proceeds from sale of equipment	11,400	5,760
Distribution of earnings from OC-BVI	727,200	1,249,875
Collections on loans receivable	868,991	898,531
Payment for investment in land	(17,432,858)	(2,975,566)
Restriction on cash balance	(515,849)	-
Net cash used in investing activities	(23,488,107)	(2,812,265)

Cash flows from financing activities
Dividends paid	(2,372,397)	(2,194,972)
Repurchase of redeemable preferred stock, net	(11,256)	(4,159)
Proceeds received from exercise of stock options	-	302,807
Principal repayments of long term debt	(5,301,327)	(849,285)
Proceeds received from demand loan payable	10,000,000	-
Net cash provided by (used in) financing activities	2,315,020	(2,745,609)

Effect of exchange rate changes on cash	(1,005)	(21,417)

Net increase in cash and cash equivalents	810,779	962,946
Cash and cash equivalents at beginning of period	33,626,516	33,892,655
Cash and cash equivalents at end of period	$34,437,295	$34,855,601

Interest paid in cash	$110,603	$202,734

Non-cash investing and financing activities
Issuance of 5,957 and 10,180, respectively, of redeemable preferred stock for services rendered	$65,289	$110,249
Issuance of 12,302 and 11,131, respectively, of common stock for services rendered	$173,458	$82,369
Dividends declared but not paid	$1,105,527	$1,101,181
Obligation incurred (paid) for investment in land	$(10,050,000)	$10,050,000
Transfers from inventory to property, plant and equipment and construction in progress	$83,084	$181,875

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONSOLIDATED WATER CO. LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. Principal activity

Consolidated Water Co. Ltd. and its subsidiaries (collectively, the “Company”) use reverse osmosis technology to produce fresh water from seawater. The Company processes and supplies water to its customers in the Cayman Islands, Belize, The Bahamas, the British Virgin Islands and Indonesia. The Company sells water to a variety of customers, including public utilities, commercial and tourist properties, residential properties and government entities. The base price of water supplied by the Company, and adjustments thereto, are determined by the terms of a retail license and various supply contracts, which provide for adjustments based upon the movement in the government price indices specified in the licenses and contracts, as well as monthly adjustments for changes in the cost of energy. The Company also provides engineering and design services for water plant construction, and manages and operates water plants owned by others.

2. Accounting policies

Basis of presentation:

The accompanying condensed consolidated financial statements include the accounts of the Company’s (i) wholly-owned subsidiaries: Aquilex, Inc., Cayman Water Company Limited (“Cayman Water”), Consolidated Water (Belize) Limited (“CW-Belize”), Ocean Conversion (Cayman) Limited (“OC-Cayman”), DesalCo Limited (“DesalCo”), Consolidated Water Cooperatief, U.A. (“CW-Coop”); and (ii) majority-owned subsidiaries: Consolidated Water (Bahamas) Ltd. (“CW-Bahamas”), Consolidated Water (Asia) Pte. Limited, PT Consolidated Water Bali (“CW-Bali”) and N.S.C. Agua, S.A. de C.V. (“NSC”). The Company’s investment in its affiliate, Ocean Conversion (BVI) Ltd. (“OC-BVI”), is accounted for using the equity method of accounting. All significant intercompany balances and transactions have been eliminated in consolidation.

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

These condensed consolidated financial statements and notes are presented in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) relating to interim financial statements and in conformity with accounting principles generally accepted in the United States of America (“US GAAP”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with US GAAP have been condensed or omitted in these condensed financial statements pursuant to SEC rules and regulations, although the Company believes that the disclosures made herein are adequate to make the information not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

Foreign currency:

The Company’s reporting currency is the United States dollar (“US$”). The functional currency of the Company and its foreign subsidiaries (other than NSC) is the currency for each respective country. The functional currency for NSC is the US$. The exchange rates between the Cayman Islands dollar, the Belize dollar, and the Bahamian dollar are fixed to the US$. CW-Coop conducts business in US$ and euros, CW-Bali conducts business in US$ and Indonesian rupiahs, and NSC conducts business in US$ and Mexican pesos. The exchange rates for conversion of euros, Indonesian rupiahs and Mexican pesos into US$ vary based upon market conditions. Net foreign currency gains (losses) arising from transactions conducted in foreign currencies were ($119,174) and $7,029 for the three months ended June 30, 2014 and 2013, respectively, and $46,680 and $32,696 for the six months ended June 30, 2014 and 2013, respectively, and are included in “Other income (expense)” in the accompanying condensed consolidated statements of income.

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

3. Fair value measurements

As of June 30, 2014 and December 31, 2013, the carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and other current liabilities, dividends payable and the demand loan payable approximate their fair values due to the nature of these items and their short term maturities. Management considers that the carrying amounts for loans receivable as of June 30, 2014 and December 31, 2013, approximate their fair values as their interest rates approximate market rates for similar instruments.

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

Level 1 - Quoted prices in active markets for identical assets or liabilities.

Level 2 - Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurements. The Company reviews the fair value hierarchy classification on a quarterly basis. Changes in the observability of valuation inputs may result in a reclassification of levels for certain securities within the fair value hierarchy.

The following table presents the Company’s fair value hierarchy for assets and liabilities measured at fair value as of June 30, 2014 and December 31, 2013:

	June 30, 2014
	Level 1	Level 2	Level 3	Total
Assets:
Recurring
Restricted cash	$515,849	$-	$-	$515,849
Certificate of deposit	-	5,000,000	-	5,000,000
Total recurring	$515,849	$5,000,000	$-	$5,515,849
Nonrecurring
Investment in OC-BVI	$-	$-	$6,087,202	$6,087,202

	December 31, 2013
	Level 1	Level 2	Level 3	Total
Assets:
Recurring
Marketable securities	$8,587,475	$-	$-	$8,587,475
Nonrecurring
Investment in OC-BVI	$-	$-	$6,623,448	$6,623,448

The activity for Level 3 investments for the six months ended June 30, 2014 was as follows:

Balance as of December 31, 2013	$6,623,448
Profit sharing and equity from earnings of OC-BVI	190,954
Distribution of earnings from OC-BVI	(727,200)
Balance as of June 30, 2014	$6,087,202

4. Segment information

The Company has three reportable segments: retail, bulk and services. The retail segment operates the water utility for the Seven Mile Beach and West Bay areas of Grand Cayman Island pursuant to an exclusive license granted by the Cayman Islands government. The retail segment also includes a retail water operation under development in Bali, Indonesia to sell water to resort properties. The bulk segment supplies potable water to government utilities in Grand Cayman, the Bahamas and Belize under long-term contracts. The services segment designs, constructs and sells desalination plants, and provides desalination plant management and procurement services, to Company subsidiary and affiliated companies as well as third parties. Consistent with prior periods, we record all non-direct general and administrative expenses in our retail business segment and do not allocate any of these non-direct expenses to our other two business segments.

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

	Three Months Ended June 30, 2014
	Retail	Bulk	Services	Total
Revenues	$6,499,257	$9,966,194	$466,381	$16,931,832
Cost of revenues	3,119,483	6,895,914	546,389	10,561,786
Gross profit	3,379,774	3,070,280	(80,008)	6,370,046
General and administrative expenses	2,843,293	325,403	612,465	3,781,161
Income (loss) from operations	$536,481	$2,744,877	$(692,473)	2,588,885
Other income, net				317,653
Consolidated net income				2,906,538
Income attributable to non-controlling interests				146,845
Net income attributable to Consolidated Water Co. Ltd. stockholders				$2,759,693

Depreciation and amortization expenses for the three months ended June 30, 2014 for the retail, bulk and services segments were $598,223, $735,672 and $22,474, respectively.

	Three Months Ended June 30, 2013
	Retail	Bulk	Services	Total
Revenues	$6,179,597	$10,162,572	$227,211	$16,569,380
Cost of revenues	2,870,175	7,047,346	254,338	10,171,859
Gross profit	3,309,422	3,115,226	(27,127)	6,397,521
General and administrative expenses	2,679,249	354,961	560,552	3,594,762
Income (loss) from operations	$630,173	$2,760,265	$(587,679)	2,802,759
Other income, net				212,479
Consolidated net income				3,015,238
Income attributable to non-controlling interests				161,388
Net income attributable to Consolidated Water Co. Ltd. stockholders				$2,853,850

Depreciation and amortization expenses for the three months ended June 30, 2013 for the retail, bulk and services segments were $508,259, $767,609 and $73,182, respectively.

	Six Months Ended June 30, 2014
	Retail	Bulk	Services	Total
Revenues	$12,612,218	$19,925,930	$742,294	$33,280,442
Cost of revenues	6,050,859	14,007,459	881,653	20,939,971
Gross profit	6,561,359	5,918,471	(139,359)	12,340,471
General and administrative expenses	5,731,520	760,373	2,631,901	9,123,794
Income (loss) from operations	$829,839	$5,158,098	$(2,771,260)	3,216,677
Other income, net				467,883
Consolidated net income				3,684,560
Income attributable to non-controlling interests				269,958
Net income attributable to Consolidated Water Co. Ltd. stockholders				$3,414,602

Depreciation and amortization expenses for the six months ended June 30, 2014 for the retail, bulk and services segments were $1,231,496, $1,476,736 and $57,448, respectively.

	Six Months Ended June 30, 2013
	Retail	Bulk	Services	Total
Revenues	$12,574,609	$20,019,262	$530,706	$33,124,577
Cost of revenues	5,704,927	14,234,759	566,863	20,506,549
Gross profit	6,869,682	5,784,503	(36,157)	12,618,028
General and administrative expenses	5,310,759	763,208	1,089,731	7,163,698
Income (loss) from operations	$1,558,923	$5,021,295	$(1,125,888)	5,454,330
Other income, net				1,424,595
Consolidated net income				6,878,925
Income attributable to non-controlling interests				283,072
Net income attributable to Consolidated Water Co. Ltd. stockholders				$6,595,853

Depreciation and amortization expenses for the six months ended June 30, 2013 for the retail, bulk and services segments were $1,018,899, $1,532,125 and $146,363, respectively.

	As of June 30, 2014
	Retail	Bulk	Services	Total
Property plant and equipment, net	$26,179,279	$30,384,326	$623,057	$57,186,662
Construction in progress	1,457,884	1,001,549	-	2,459,433
Goodwill	1,170,511	2,328,526	-	3,499,037
Investment in land	-	-	20,558,424	20,558,424
Total assets	48,526,367	88,912,937	24,571,390	162,010,694

	As of December 31, 2013
	Retail	Bulk	Services	Total
Property plant and equipment, net	$26,339,461	$31,736,774	$526,651	$58,602,886
Construction in progress	1,181,628	98,807	169,982	1,450,417
Goodwill	1,170,511	2,328,526	-	3,499,037
Investment in land	-	-	13,175,566	13,175,566
Total assets	65,853,375	84,300,971	15,210,508	165,364,854

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

The following summarizes information related to the computation of basic and diluted EPS for the three and six months ended June 30, 2014 and 2013.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income attributable to Consolidated Water Co. Ltd. Common stockholders	$2,759,693	$2,853,850	$3,414,602	$6,595,853
Less: preferred stock dividends	(3,139)	(2,996)	(6,278)	(5,991)
Net income available to common shares in the determination of basic earnings per common share	$2,756,554	$2,850,854	$3,408,324	$6,589,862

Weighted average number of common shares in the determination of basic earnings per common share attributable to Consolidated Water Co. Ltd. common stockholders	14,698,499	14,636,916	14,692,654	14,617,613
Plus:
Weighted average number of preferred shares outstanding during the period	37,990	31,998	37,701	30,944
Potential dilutive effect of unexercised options	23,670	15,601	33,703	11,036
Weighted average number of shares used for determining diluted earnings per common share attributable to Consolidated Water Co. Ltd. common stockholders	14,760,159	14,684,515	14,764,058	14,659,593

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

The Company’s equity investment in OC-BVI amounted to $6,087,202 and $6,623,448 as of June 30, 2014 and December 31, 2013, respectively.

Until 2009, substantially all of the water sold by OC-BVI to the Ministry was initially supplied under a Water Supply Agreement dated May 1990 (the “1990 Agreement”) and was produced by one desalination plant with a capacity of 1.7 million gallons per day located at Baughers Bay, Tortola (the “Baughers Bay plant”). As discussed later in this Note (see “Baughers Bay Litigation”), the Government of the British Islands (the “BVI government”), assumed the operating responsibilities for the Baughers Bay plant in March 2010. During 2007, OC-BVI completed the construction of a desalination plant with a capacity of 720,000 gallons per day located at Bar Bay, Tortola (the “Bar Bay plant”). OC-BVI and the BVI government executed a seven-year contract (the “Bar Bay Agreement”) for this plant on March 4, 2010. Under the terms of the Bar Bay Agreement, OC-BVI is required to deliver up to 600,000 gallons of water per day to the BVI government from the Bar Bay plant. The Bar Bay Agreement includes a seven-year extension option exercisable by the BVI government and required OC-BVI to complete a storage reservoir on the BVI government site by no later than March 4, 2011. OC-BVI has not commenced construction of this storage reservoir due to the BVI government’s failure to pay (i) the full amount of invoices for the water provided by the Bar Bay plant on a timely basis; and (ii) the remaining amount due under the court ruling for the Baughers Bay litigation (see discussion that follows).

Summarized financial information of OC-BVI is presented as follows:

	June 30,	December 31,
	2014	2013
Current assets	$2,234,157	$3,422,328
Non-current assets	5,627,620	5,923,387
Total assets	$7,861,777	$9,345,715

	June 30,	December 31,
	2014	2013
Current liabilities	$416,938	$717,887
Non-current liabilities	1,401,300	1,688,850
Total liabilities	$1,818,238	$2,406,737

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues	$1,201,641	$1,182,786	$2,376,769	$2,413,574
Gross profit	$466,462	$477,657	$920,441	$1,005,450
Income from operations	$208,510	$235,095	$395,814	$507,700
Other income (expense), net (1)	$(12,298)	$(50,476)	$(67,253)	$1,496,980
Net income attributable to controlling interests	$197,196	$175,355	$322,372	$1,985,281

__________________

(1) Includes income of $2.0 million related to the Court award - Baughers Bay litigation, for the six months ended June 30, 2013.

The Company recognized $85,840 and $76,332 in earnings from its equity investment in OC-BVI for the three months ended June 30, 2014 and 2013, respectively. The Company recognized $140,329 and $864,193 in earnings from its equity investment in OC-BVI for the six months ended June 30, 2014 and 2013, respectively. The Company recognized $30,375 and $27,652 in profit sharing income from its profit sharing agreement with OC-BVI for the three months ended June 30, 2014 and 2013, respectively. The Company recognized $50,625 and $315,111 in profit sharing income from its profit sharing agreement with OC-BVI for the six months ended June 30, 2014 and 2013, respectively.

For the three months ended June 30, 2014 and 2013, the Company recognized $129,000 and $227,211, respectively, in revenues from its management services agreement with OC-BVI. For the six months ended June 30, 2014 and 2013, the Company recognized $404,912 and $485,295, respectively, in revenues from its management services agreement with OC-BVI. Revenues from the management services agreement are reflected in the services segment. The Company’s recorded value of this management services agreement, which is reflected as an intangible asset on the Company’s condensed consolidated balance sheet, was approximately $241,000 and $285,000 as of June 30, 2014 and December 31, 2013, respectively.

Baughers Bay Litigation

Under the terms of the 1990 Agreement between OC-BVI and the BVI government, upon the expiration of its initial seven-year term in May 1999, the 1990 Agreement would automatically be extended for another seven-year term unless the BVI government provided notice, at least eight months prior to such expiration, of its decision to purchase the plant from OC-BVI at the agreed upon amount under the 1990 Agreement of approximately $1.42 million. In correspondence between the parties from late 1998 through early 2000, the BVI government indicated that it intended to purchase the plant but would be amenable to negotiating a new water supply agreement, and that it considered the 1990 Agreement to be in force on a monthly basis until negotiations between the BVI government and OC-BVI were concluded. Occasional discussions were held between the parties since 2000 without resolution of the matter. OC-BVI continued to supply water from the plant and expended approximately $4.7 million between 1995 and 2003 to significantly expand the production capacity of the plant beyond that contemplated in the 1990 Agreement.

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

The Court ruled on this litigation in 2009, determining that (i) the BVI government was entitled to immediate ownership and possession of the Baughers Bay plant and dismissed OC-BVI’s claim for compensation of approximately $4.7 million for the expenditures made to expand the production capacity of the plant; (ii) OC-BVI was entitled to full payment of water invoices issued up to December 20, 2007, which had been calculated under the terms of the original 1990 Agreement; and (iii) OC-BVI was entitled to the amount of $10.4 million for water produced by OC-BVI from the Baughers Bay plant subsequent to December 20, 2007. The BVI government made payments to OC-BVI under the Court order of $2.0 million in 2009, $2.0 million in 2010 and $1.0 million in 2011.

OC-BVI filed an appeal with the Eastern Caribbean Court of Appeals (the “Appellate Court”) in 2009 asking the Appellate Court to review the September 17, 2009 ruling by the Court as it related to OC-BVI’s claim for compensation for expenditures made to expand the production capacity of the Baughers Bay plant. The BVI government also filed an appeal with the Appellate Court in 2009 requesting the Appellate Court to reduce the $10.4 million awarded by the Court to OC-BVI for water supplied subsequent to December 20, 2007 to an amount equal to the cost of producing such water.

In March 2010, OC-BVI vacated the Baughers Bay plant and the BVI government assumed direct responsibility for the plant’s operations.

In June 2012, the Appellate Court issued the final ruling with respect to the Baughers Bay litigation. This ruling dismissed the BVI government’s appeal against the previous judgment of the Court awarding $10.4 million for the water supplied, and also awarded OC-BVI compensation for improvements made to the plant in the amount equal to the difference between (i) the value of the Baughers Bay plant at the date OC-BVI transferred possession of the plant to the BVI government and (ii) $1.42 million (the purchase price for the Baughers Bay plant under the 1990 Agreement). OC-BVI was also awarded all of its court costs at the trial level and two-thirds of such costs incurred on appeal. Prior to the final ruling, the BVI government had paid only $5 million of the original $10.4 million, and the remaining $5.4 million amount due had increased to approximately $6.7 million by the fourth quarter of 2012 due to the court costs awarded by the Appellate Court and the accrued interest due on the aggregate unpaid balance. The BVI government paid OC-BVI $4.7 million of this amount during the fourth quarter of 2012 and the remaining $2.0 million in January 2013. These amounts paid by the BVI government were recognized in OC-BVI’s earnings in the periods in which they were received. To date, OC-BVI and the BVI government have been unable to reach agreement on the value of the plant at the date it was transferred to the BVI government. While OC-BVI and the BVI government have reached agreement on the appraiser to be employed, this valuation work has not yet commenced.

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

As a quoted market price for OC-BVI’s stock is not available, to test for possible impairment of its investment in OC-BVI, the Company estimates its fair value through the use of the discounted cash flow method, which relies upon projections of OC-BVI’s operating results, working capital and capital expenditures. The use of this method requires the Company to estimate OC-BVI’s cash flows from (i) the Bar Bay agreement and (ii) the pending amount awarded by the Appellate Court in the Baughers Bay litigation relating to the value of the Baughers Bay plant transferred by OC-BVI to the BVI government.

The Company estimates the cash flows OC-BVI will receive from its Bar Bay agreement by (i) identifying various possible future scenarios for this agreement, which include the cancellation of the agreement after its initial seven-year term and the exercise by the BVI government of the seven-year extension in the agreement; (ii) estimating the cash flows associated with each possible scenario; and (iii) assigning a probability to each scenario. The Company similarly estimates the cash flows OC-BVI will receive from the BVI government for the amount due under the ruling by the Appellate Court relating to the value of the Baughers Bay plant at the date it was transferred to the BVI government by assigning probabilities to different valuation scenarios. The resulting probability-weighted sum represents the expected cash flows, and the Company’s best estimate of future cash flows, to be derived by OC-BVI from its Bar Bay agreement and the pending Appellate Court award.

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

During the fourth quarter of 2013, after reassessing what the Company believes will be the future demand for water in Tortola, British Virgin Islands, and the probable sources the BVI government will utilize to meet this demand, the Company determined it appropriate to modify the projections of cash flows for OC-BVI that it uses to estimate the fair value of its investment in OC-BVI by increasing (from those used in prior years) the probabilities assigned to those scenarios that result in a lower supply of water or revenue stream from the Bar Bay plant. Based on these current estimates of OC-BVI’s cash flows and the Company’s resulting estimate of the fair value of its investment in OC-BVI, the Company determined that the carrying value of its investment in OC-BVI exceeded its fair value and recorded an impairment loss on this investment of $200,000. The resulting carrying value of the Company’s investment in OC-BVI of approximately $6.6 million as of December 31, 2013, and the Company’s current carrying value for this investment of approximately $6.1 million as of June 30, 2014, are based on the assumptions that the BVI government will honor its obligations under the Bar Bay agreement and (on a probability-weighted basis) that the BVI government will exercise its option to extend the Bar Bay agreement for seven years beyond its initial term, which expires in 2017.

The $6.1 million carrying value of the Company’s investment in OC-BVI as of June 30, 2014 exceeds the Company’s underlying equity in OC-BVI’s net assets by approximately $2.8 million. The Company accounts for this excess as goodwill. The BVI government is OC-BVI’s sole customer and substantially all of OC-BVI’s revenues are generated from its Bar Bay plant. As the Bar Bay agreement matures and OC-BVI receives (or is determined by the court to not be entitled to receive) the pending Appellate Court award amount assumed due for the value of the Baughers Bay plant, OC-BVI’s expected future cash flows, and therefore its fair value computed under the discounted cash flow method, will decrease. Unless OC-BVI obtains an expansion or other modification of its Bar Bay agreement that results in a significant increase in the estimated future cash flows from its Bar Bay plant, the Company will be required to record impairment losses in future periods to reduce the carrying value of its investment in OC-BVI to its then current fair value. These impairment losses will, in the aggregate, equal the underlying $2.8 million in goodwill reflected in the carrying value of the Company’s investment in OC-BVI and could have a material adverse effect on the Company’s earnings and consolidated statement of operations.

7. N.S.C. Agua, S.A. de C.V.

In May 2010, the Company acquired, through its wholly-owned Netherlands subsidiary, Consolidated Water Cooperatief, U.A. (“Cooperatief”), a 50% interest in N.S.C. Agua, S.A. de C.V. (“NSC”), a development stage Mexican company. The Company has since purchased, through the conversion of a previous loan to NSC, sufficient shares to raise its ownership interest in NSC to 99.9%. NSC was formed to pursue a project encompassing the construction, operation and minority ownership of a 100 million gallon per day seawater reverse osmosis desalination plant to be located in northern Baja California, Mexico and an accompanying pipeline to deliver water to the Mexican potable water infrastructure and the U.S. border. The Company believes such a project can  be successful due to what the Company anticipates will be a growing need for a new potable water supply for the areas of northern Baja California, Mexico and Southern California, United States.

To complete this project, the Company engaged engineering groups with extensive regional and/or technical experience to prepare preliminary designs and cost estimates for the desalination plant and the proposed pipeline and prepare the environmental impact studies for local, state and federal regulatory agencies. The Company also conducted an equipment piloting plant and water data collection program at the proposed feed water source under a Memorandum of Understanding (the “EPC MOU”) with a global engineering, procurement and construction contractor for large seawater desalination plants. NSC is presently seeking contracts with proposed customers in Mexico and the United States of America for the sale of the desalinated water from the project. NSC will be required to accomplish various additional steps before it can commence construction of the plant and pipeline including, but not limited to, obtaining approvals and permits from various governmental agencies in Mexico, securing contracts with its proposed customers to sell water in sufficient quantities and at prices that make the project financially viable, and obtaining equity and debt financing for the project. NSC’s potential customers will also be required to obtain various governmental permits and approvals in order to purchase water from NSC.

In February 2012, the Company entered into an agreement (the “Option Agreement”) that provided it with an option, exercisable through February 7, 2014, to purchase the shares of one of the other shareholders of NSC, along with an immediate power of attorney to vote those shares, for $1 million. Such shares constituted 25% of the ownership of NSC as of February 2012. In May 2013, NSC repaid a $5.7 million loan payable to Cooperatief by issuing additional shares of its stock. As a result of this share issuance to Cooperatief, the Company acquired 99.9% of the ownership of NSC. The Option Agreement contained an anti-dilution provision that required the Company to issue new shares in NSC of an amount sufficient to maintain the other shareholder’s 25% ownership interest in NSC if (i) any new shares of NSC were issued subsequent to the execution of the Option Agreement and (ii) the Company did not exercise its share purchase option by February 7, 2014. The Company exercised its option and purchased the Option Agreement shares in February 2014.

NSC entered into a purchase contract for 8.1 hectares of land on which the proposed plant would be constructed and in 2012 obtained an extension of this purchase contract through May 15, 2014 in exchange for prepayments of (i) $500,000 paid at signing of the extension and (ii) a further $500,000 paid in May 2013. NSC paid $7.4 million in May 2014 to complete this land purchase. In 2013, NSC purchased an additional 12 hectares of land for the project for $12 million, of which $2 million was paid. NSC paid the remaining $10 million due for this land purchase on May 15, 2014. The Company obtained new financing in May 2014 to assist in the funding of NSC’s land purchases in the form of a $10.0 million loan which is payable on demand by the lender. The loan terms require principal and interest payments to be made quarterly under a five year amortization schedule and payment of the remaining principal balance after two years, if the loan is not called before that time. This loan bears interest at LIBOR plus 1.5% and is secured by substantially all of the Company’s assets in the Cayman Islands.

Under the EPC MOU, the contractor installed and operated an equipment piloting plant and collected water data from the proposed feed water source site in Rosarito Beach, Baja California, Mexico. The EPC MOU required that NSC negotiate exclusively with the contractor for the construction of the 100 million gallon per day seawater reverse osmosis desalination plant and further required payment by NSC to the contractor of up to $500,000 as compensation for the operation and maintenance of the equipment piloting plant should NSC not award the engineering, procurement and construction contract for the project to the contractor. This first phase of the pilot plant testing program was completed in October 2013. NSC decided not to extend the EPC MOU beyond its February 2014 expiration date and paid the contractor $350,000 during the three months ended March 31, 2014 as compensation for the operation and maintenance of the pilot plant. NSC is currently implementing additional sampling protocols to comply with regulatory requirements in the U.S. and Mexico, and is also coordinating with regulators to assess the need, if any, for further process piloting.

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

Included in the consolidated results of operations are general and administrative expenses from NSC that consist of organizational, legal, accounting, engineering, consulting and other costs relating to NSC’s project development activities. Such expenses amounted to $572,565 and $512,565 for the three months ended June 30, 2014 and 2013, respectively, and $2,550,416 and $991,872 for the six months ended June 30, 2014 and 2013, respectively. The assets and liabilities of NSC included in the consolidated balance sheets amounted to approximately $22.5 million and $426,000, respectively, as of June 30, 2014 and approximately $13.7 million and $10.3 million, respectively, as of December 31, 2013.

The Company has determined that completing NSC’s development activities will require significant additional funding. The Company estimates that it will take at least until the first quarter of 2015 for NSC to complete the development activities necessary to commence construction of the plant and pipeline, which include completing the site piloting plant activities, securing feed water and power supplies, completing the engineering studies, negotiating customer contracts, obtaining the required rights-of-way and regulatory permits and arranging the project financing. However, NSC may ultimately be unable to complete all of the activities necessary to begin construction of the project.

The Mexico tax authority, the Servicio de Administracion Tributaria (“SAT”), has assessed NSC $3,184,745 Mexican pesos for taxes relating to payments to foreign vendors on which the SAT contends should have been subject to income tax withholdings during NSC’s 2011 tax year. The SAT has also assessed NSC $1,639,001 Mexican pesos in penalties and $913,711 Mexican pesos in surcharges on these payments bringing the total assessment to $5,737,457 Mexican pesos. Such assessment is equivalent to approximately $442,000 as of June 30, 2014 based upon the exchange rate between the United States dollar and the Mexican peso as of that date.

NSC has retained the assistance of Mexican tax advisers in this matter and believes the assumptions and related work performed by the SAT do not support their tax assessment. As a result, NSC has elected to contest this assessment in Mexico federal tax court. NSC was required to provide an irrevocable letter of credit in the amount of $6,712,634 Mexican pesos as collateral in connection with this tax case. The letter of credit amount includes $975,177 Mexican pesos in additional charges calculated by the SAT to adjust the value of the original assessment to its potential future value at the time when the matter is settled by the tax court.

The restricted cash balance of $515,849 included in the accompanying consolidated June 30, 2014 balance sheet represents cash on deposit with a bank to secure payment of the irrevocable letter of credit.

The Company is presently unable to determine what amount, if any, of this assessment NSC will ultimately be required to pay by the Mexico federal tax court. Consequently, no provision for this potential liability has been made in the accompanying financial statements for the three and six months ended June 30, 2014.

8. Contingencies

Renewal of Retail License

The Company sells water through its retail operations under a license issued in July 1990 by the Cayman Islands government that grants the Company’s wholly owned subsidiary Cayman Water the exclusive right to provide potable water to customers within its licensed service area. Cayman Water’s service area is comprised of an area on Grand Cayman that includes the Seven Mile Beach and West Bay areas, two of the three most populated areas in the Cayman Islands. For the three months ended June 30, 2014 and 2013, the Company generated approximately 38% and 37%, respectively, of its consolidated revenues and 54% and 52%, respectively, of its consolidated gross profits from the retail water operations conducted pursuant to its exclusive license. For the six months ended June 30, 2014 and 2013, the Company generated approximately 38% of its consolidated revenues and approximately 55% of its consolidated gross profits from these retail water operations. If Cayman Water is not in default of any of its terms, this license provides Cayman Water with the right of first refusal to renew the license on terms that are no less favorable than those that the government offers to any third party.

The 1990 License was scheduled to expire in July 2010 but has been extended several times by the Cayman Islands government in order to provide the parties with additional time to negotiate the terms of a new license agreement. On July 15, 2014, the 1990 License was extended through December 31, 2014.

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

In October 2012, the Company was notified that the Court agreed to consider the issues raised by the Company in the Application. As a result, the Company, the Cayman Islands government and the WAC would have the opportunity to present their positions to the Court in a trial proceeding.

The hearing for this judicial review was held on April 1, 2014. Prior to the commencement of the hearing, the parties agreed that the Court should solely be concerned with the interpretation of the statutory provisions. As part of this agreement, the WAC agreed to consider the Company’s further representations regarding the rate model that should be used in the renewed license.

In June 2014, the Court determined that: (i) the renewal of the 1990 License does not require a public bidding process; and (ii) the WAC is the proper entity to negotiate with the Company for the renewal of the 1990 License. As a result of the Court’s ruling, the Company expects to recommence license negotiations with the WAC in the near future.

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

Windsor Plant Water Supply Agreement

CW-Bahamas provides bulk water to the Water and Sewerage Corporation of The Bahamas (“WSC”), which distributes the water through its own pipeline system to residential, commercial and tourist properties on the Island of New Providence. Pursuant to a water supply agreement, CW-Bahamas was required to provide the WSC with at least 16.8 million gallons per week of potable water from the Windsor plant, and the WSC had contracted to purchase at least that amount from CW-Bahamas on a take-or-pay basis. This water supply agreement was scheduled to expire when CW-Bahamas delivered the total amount of water required under the agreement in July 2013, but has been extended on a month-to-month basis.

At the conclusion of the agreement, the WSC has the option to (i) extend the agreement for an additional five years at a rate to be negotiated; (ii) exercise a right of first refusal to purchase any materials, equipment and facilities that CW-Bahamas intends to remove from the site at a purchase price to be negotiated; or (iii) require CW-Bahamas to remove all materials, equipment and facilities from the site. At the request of the government of The Bahamas, CW-Bahamas continues to operate and maintain the Windsor plant on a month-to-month basis to provide the government of The Bahamas with additional time to decide whether or not it will extend CW-Bahamas’ water supply agreement for the Windsor plant on a long term basis. The Company is presently unable to determine if CW-Bahamas’ water supply agreement for its Windsor plant will be further extended or, if extended, on what terms. CW-Bahamas generated approximately $1.6 million and $1.8 million in revenues from the operation of this plant during the three months ended June 30, 2014 and 2013, respectively, and approximately $3.3 million and $3.6 million in revenues from this plant during the six months ended June 30, 2014 and 2013, respectively.

CW-Belize

By Statutory Instrument No. 81 of 2009, the Minister of Public Utilities of the government of Belize published an order, the Public Utility Provider Class Declaration Order, 2009 (the “Order”), which as of May 1, 2009 designated CW-Belize as a public utility provider under the laws of Belize. With this designation, the Public Utilities Commission of Belize (the “PUC”) has the authority to set the rates charged by CW-Belize and to otherwise regulate its activities. On November 1, 2010, CW-Belize received a formal complaint from the PUC alleging that CW-Belize was operating without a license under the terms of the Water Industry Act. CW-Belize applied for this license in December 2010. On July 29, 2011, the PUC issued the San Pedro Public Water Supply Quality and Security Complaint Order (the “Second Order”) which among other things requires that (i) CW-Belize and its customer jointly make a submission to the responsible Minister requesting that the area surrounding CW-Belize’s seawater abstraction wells be designated a forest reserve or national park and be designated a Controlled Area under section 58 of the Water Industry Act, (ii) CW-Belize submit an operations manual for CW-Belize’s desalination plant to the PUC for approval, (iii) CW-Belize and its customer modify the water supply agreement between the parties to (a) include new water quality parameters included in the Order and (b) cap the current exclusive water supply arrangement in the agreement at a maximum of 450,000 gallons per day, (iv) CW-Belize keep a minimum number of replacement seawater RO membranes in stock at all times and (v) CW-Belize take possession of and reimburse the PUC for certain equipment which the PUC purchased from a third-party in late 2010. CW-Belize has applied for declaratory judgment and has been granted a temporary injunction to stay the enforcement of the Second Order by the PUC until such time as the matter could be heard by the Belize courts. The initial hearing on this matter was conducted on October 30 and 31, 2012 with an additional hearing on November 29, 2012. The ruling on this case is pending. The Company is presently unable to determine what impact the Order and the Second Order will have on its results of operations, financial position or cash flows, and as a result, no provision for any possible loss resulting from the resolution of this contingency has been made in the financial statements.

9. Impact of recent accounting pronouncements

In March 2013, the Financial Accounting Standards Board (“FASB”) issued ASU 2013-05, Foreign Currency Matters (Topic 830: Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity ). This ASU offers guidance on a parent’s accounting for the cumulative translation adjustment upon derecognition of a subsidiary or group of assets within a foreign entity. This new guidance requires that the parent release any related cumulative translation adjustment into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided. The amendment is effective for annual and interim reporting periods beginning after December 15, 2013. The adoption of ASU 2013-05 did not have an impact on the Company’s consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. ASU 2014-09 requires revenue recognition to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 prescribes a five step framework in accounting for revenues from contracts within its scope, including (a) identification of the contract, (b) identification of the performance obligations under the contract, (c) determination of the transaction price, (d) allocation of the transaction price to the identified performance obligations and (e) recognition of revenues as the identified performance obligations are satisfied. ASU 2014-09 also prescribes additional disclosures and financial statement presentations. This amendment is effective for public entities in annual reporting periods beginning after December 15, 2016. Early application is not permitted. ASU 2014-09 may be adopted retrospectively or under a modified retrospective method where the cumulative effect is recognized at the date of initial application. The Company is currently evaluating the effect the adoption of this standard will have on the Company’s consolidated financial statements.

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

The forward-looking statements contained in this report are not guarantees of future performance and involve certain risks, uncertainties and assumptions which are difficult to predict. Actual outcomes and results may differ materially from what is expressed in such forward-looking statements. Important factors which may affect these actual outcomes and results include, without limitation:

•	tourism and weather conditions in the areas we serve;
•	the economies of the U.S., the areas, and the governments we serve;
•	our relationships with the governments we serve;
•	regulatory matters, including resolution of the negotiations for the renewal of our retail license on Grand Cayman;
•	our ability to successfully enter new markets, including Mexico and Asia; and
•	other factors, including those “Risk Factors” set forth under Part II, Item 1A in this Quarterly Report and in our 2013 Annual Report on Form 10-K.

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

As a quoted market price for OC-BVI’s stock is not available, to test for possible impairment of our investment in OC-BVI, we estimate its fair value through the use of the discounted cash flow method, which relies upon projections of OC-BVI’s operating results, working capital and capital expenditures. The use of this method requires us to estimate OC-BVI’s cash flows from (i) its water supply agreement with the BVI government for its Bar Bay plant (the “Bar Bay agreement”); and (ii) the pending amount awarded by the Eastern Caribbean Court of Appeals in the Baughers Bay litigation relating to the value of the Baughers Bay plant previously transferred by OC-BVI to the BVI government.

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

During the fourth quarter of 2013, after reassessing what we believe will be the future demand for water in Tortola, British Virgin Islands, and the probable sources the BVI government will utilize to meet this demand, we determined it appropriate to modify the projections of cash flows for OC-BVI that we use to estimate the fair value of our investment in OC-BVI by increasing (from those used in prior years) the probabilities assigned to those scenarios that result in a lower supply of water or revenue stream from the Bar Bay plant. Based on these current estimates of OC-BVI’s cash flows and our resulting estimate of the fair value of our investment in OC-BVI, we determined that the carrying value of our investment in OC-BVI exceeded its fair value and recorded an impairment loss on this investment of $200,000. The resulting carrying value of our investment in OC-BVI of approximately $6.6 million as of December 31, 2013, and our current carrying value for this investment of approximately $6.1 million as of June 30, 2014, are based upon the assumptions that the BVI government will honor its obligations under the Bar Bay agreement and (on a probability-weighted basis) that the BVI government will exercise its option to extend the Bar Bay agreement for seven years beyond its initial term, which expires in 2017.

The $6.1 million carrying value of our investment in OC-BVI as of June 30, 2014 exceeds our underlying equity in OC-BVI’s net assets by approximately $2.8 million. We account for this excess as goodwill. The BVI government is OC-BVI’s sole customer and substantially all of OC-BVI’s revenues are generated from its Bar Bay plant. As the Bar Bay agreement matures and OC-BVI receives (or is determined by the court to not be entitled to receive) the pending court award amount assumed due for the value of the Baughers Bay plant, OC-BVI’s expected future cash flows, and therefore its fair value computed under the discounted cash flow method, will decrease. Unless OC-BVI obtains an expansion or other modification of its Bar Bay agreement that results in a significant increase in the estimated future cash flows from its Bar Bay plant, we will be required to record impairment losses in future periods to reduce the carrying value of our investment in OC-BVI to its then current fair value. These impairment losses will, in the aggregate, equal the underlying $2.8 million in goodwill reflected in the carrying value of our investment in OC-BVI and could have a material adverse effect on our earnings and consolidated statement of operations.

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

For the years ended December 31, 2013 and 2012, we estimated the fair value of our reporting units by applying the discounted cash flow method, the subject company stock price method, the guideline public company method, the mergers and acquisitions method and, on an exception basis and where necessary and appropriate, the net asset value method.

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

Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013

Consolidated Results

Net income attributable to our common stockholders for the three months ended June 30, 2014 was $2,759,693 ($0.19 per share on a fully-diluted basis) as compared to $2,853,850 ($0.19 per share on a fully-diluted basis) for the three months ended June 30, 2013.

Total revenues for the three months ended June 30, 2014 increased slightly to $16,931,832 from the $16,569,380 in revenues generated for the three months ended June 30, 2013, due to an increase in revenues for the retail and services segments that offset a decrease in revenues for the bulk segment. Gross profit for the three months ended June 30, 2014 was $6,370,046 or 38% of total revenues, as compared to $6,397,521 or 39% of total revenues, for the three months ended June 30, 2013, as gross profit decreased slightly for the bulk and services segments. For further discussion of revenues and gross profit for the three months ended June 30, 2014, see the “Results by Segment” analysis that follows.

General and administrative (“G&A”) expenses on a consolidated basis were $3,781,161 and $3,594,762 for the three months ended June 30, 2014 and 2013, respectively. For 2014 as compared to 2013, project development expenses incurred by our Mexico subsidiary, N.S.C. Agua, S.A. de C.V. (“NSC”), increased by approximately $60,000, professional fees increased by approximately $142,000 (primarily as a result of legal fees incurred for the judicial review conducted in connection with our retail license negotiations), and employee costs were approximately $36,000 greater due to base salary increases.

Interest income increased to $366,772 for the three months ended June 30, 2014 from $169,796 for the three months ended June 30, 2013 due to the receipt of interest due on delinquent accounts receivables from the Water and Sewerage Corporation of the The Bahamas (“WSC”).

Interest expense for the three months ended June 30, 2014 and 2013 was $47,531 and $124,845, respectively. The decrease in interest expense for 2014 reflects the early redemption on February 17, 2014 of the remaining outstanding balance on our bonds payable.

We recognized earnings and profit sharing on our investment in OC-BVI for the three months ended June 30, 2014 and 2013 of $116,215 and $103,984, respectively.

Results by Segment

Retail Segment:

The retail segment contributed $536,481 and $630,173 to our income from operations for the three months ended June 30, 2014 and 2013, respectively.

Revenues generated by our retail water operations were $6,499,257 and $6,179,597 for the three months ended June 30, 2014 and 2013, respectively. The increase in retail revenues from 2013 to 2014 resulted from an increase in the total gallons of water sold by the retail segment of approximately 8%.

Retail segment gross profit was $3,379,774 (52% of revenues) and $3,309,422 (54% of revenues) for the three months ended June 30, 2014 and 2013, respectively. The slight decrease in retail gross profit as a percentage of sales reflects a negative gross profit for our Bali retail operations for the quarter of approximately $34,000 resulting from the underutilization of this plant.

Consistent with prior periods, we record all non-direct G&A expenses in our retail business segment and do not allocate any of these non-direct costs to our other two business segments. Retail segment G&A expenses for the three months ended June 30, 2014 and 2013 were $2,843,293 and $2,679,249 respectively. G&A expenses increased from 2013 to 2014 primarily due to an increase of approximately $170,000 in legal fees incurred for the judicial review conducted in connection with our retail license negotiations.

During 2013, our subsidiary, PT Consolidated Water Bali (“CW-Bali”), completed the first phase of the construction of a seawater reverse osmosis (“SWRO”) plant in Nusa Dua, one of the primary tourist areas of Bali, Indonesia. The capital investment for this plant was estimated at approximately $5 million, to fund production, reservoir storage, and distribution capacity of approximately 750,000 gallons per day. As of June 30, 2014, capitalized costs for this plant reflected on our consolidated balance sheet were approximately $3.4 million. The revenues we generated from this plant amounted to approximately $74,000 and $21,000 for the three months ended June 30, 2014 and 2013, respectively. CW-Bali’s operating losses were approximately $86,000 and $71,000 for the three months ended June 30, 2014 and 2013, respectively.

Bulk Segment:

The bulk segment contributed $2,744,877 and $2,760,265 to our income from operations for the three months ended June 30, 2014 and 2013, respectively.

Bulk segment revenues decreased to $9,966,194 for the three months ended June 30, 2014 as compared to $10,162,572 for the three months ended June 30, 2013. The drop in our bulk water revenues in 2014 is attributable to our Bahamas operations, which generated approximately $659,000 less in revenues in 2014 than in 2013. The revenue decrease for our Bahamas operations resulted from a decrease in the volume of water sold (primarily from our Blue Hills plant) to the WSC. In 2013, the WSC purchased water volumes from our Blue Hills plant that were significantly higher than the minimum amounts they were required to purchase under the water supply agreement for this plant. However, as a result of water conservation and loss mitigation efforts it has conducted since that time, the WSC has reduced the amount of water lost by its distribution system and consequently in 2014 decreased its volume of water purchases from our Blue Hills plant, but continued to purchase more than the contract minimum amount.

Bulk segment gross profit was $3,070,280 (31% of revenues) and $3,115,226 (31% of revenues) for the three months ended June 30, 2014 and 2013, respectively. The decrease in gross profit dollars from 2013 to 2014 resulted from the decrease in revenues. Gross profit as a percentage of sales remained consistent from 2013 to 2014 despite the decrease in revenues as the water sales made in 2013 by our Bahamas operation that exceeded the contractual minimum generated relatively small gross profits.

Bulk segment G&A expenses were relatively consistent at $325,403 and $354,961 for the three months ended June 30, 2014 and 2013, respectively.

We supplied the aggregate amount of water contracted by the WSC under the water supply agreement for our Windsor plant in July 2013, at which time such agreement was extended on a month-to-month basis. See further discussion of the Windsor plant at “Material Commitments, Expenditures and Contingencies.”

Services Segment:

The services segment incurred losses from operations of ($692,473) and ($587,679) for the three months ended June 30, 2014 and 2013, respectively. We expect our services segment to continue to incur losses from operations while we continue to fund the project development activities of NSC and/or until such time as we obtain significant new management services agreements or plant construction contracts.

Services segment revenues were $466,381 and 227,211 for the three months ended June 30, 2014 and 2013, respectively. Services revenues increased from 2013 to 2014 due to construction revenues generated from our contracts with the Water Authority-Cayman to refurbish their Lower Valley plant and build a plant on Cayman Brac.

Our services segment generated a negative gross profit of ($80,008) and ($27,127) for the three months ended June 30, 2014 and 2013, respectively. The reduction in gross profit for 2014 resulted from a decrease in sales of consumables stock to OC-BVI.

G&A expenses for the services segment were $612,465 and $560,552 for the three months ended June 30, 2014 and 2013, respectively. The increase in G&A expenses for 2014 as compared to 2013 reflects an increase of approximately $60,000 in the project development expenses of our Mexico subsidiary, NSC.

Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013

Consolidated Results

Net income attributable to our common stockholders for the six months ended June 30, 2014 was $3,414,602 ($0.23 per share on a fully-diluted basis) as compared to $6,595,853 ($0.45 per share on a fully-diluted basis) for the six months ended June 30, 2013.

Total revenues for the six months ended June 30, 2014 increased slightly to $33,280,442 from the $33,124,577 in revenues generated for the six months ended June 30, 2013, due to marginal increases in revenues for the retail and services segments. Gross profit for the six months ended June 30, 2014 was $12,340,471 or 37% of total revenues, as compared to $12,618,028, or 38% of total revenues, for the six months ended June 30, 2013, as gross profit for the bulk segment increased while gross profit for the retail and services segments decreased. For further discussion of revenues and gross profit for the six months ended June 30, 2014, see the “Results by Segment” analysis that follows.

General and administrative (“G&A”) expenses on a consolidated basis were $9,123,794 and $7,163,698 for the six months ended June 30, 2014 and 2013, respectively. For 2014 as compared to 2013, project development expenses incurred by our Mexico subsidiary NSC increased by approximately $1.6 million, professional fees increased by approximately $262,000 primarily due to additional legal fees incurred for the judicial review conducted in connection with our retail license negotiations, and employee costs increased by approximately $160,000 due to base salary increases.

Interest income increased to $539,704 for the six months ended June 30, 2014 from $349,884 for the six months ended June 30, 2013 due to the receipt of interest on past due accounts receivables from the WSC.

Interest expense for the six months ended June 30, 2014 and 2013 was $343,268 and $257,270, respectively. The increase in interest expense for 2014 reflects the prepayment premium paid for the early redemption in February 2014 of the remaining outstanding balance on our bonds payable and the amortization of the related bond discount and deferred issuance costs.

We recognized earnings and profit sharing on our investment in OC-BVI for the six months ended June 30, 2014 and 2013, of $190,954 and $1,179,304, respectively. The additional earnings and profit sharing we recognized in 2013 from this equity investment resulted from the payment by the British Virgin Islands government to OC-BVI in January 2013 of $2.0 million of the amount awarded to OC-BVI as a result of the Baughers Bay litigation. See further discussion of this litigation at Note 6 of the Notes to Condensed Consolidated Financial Statements included at “ITEM 1. FINANCIAL STATEMENTS” of this Quarterly Report.

Results by Segment

Retail Segment:

The retail segment contributed $829,839 and $1,558,923 to our income from operations for the six months ended June 30, 2014 and 2013, respectively.

Revenues generated by our retail water operations were $12,612,218 and $12,574,609 for the six months ended June 30, 2014 and 2013, respectively. The volume of water sold by our retail segment increased by approximately 2% from 2013 to 2014.

Retail segment gross profit was $6,561,359 (52% of revenues) and $6,869,682 (55% of revenues) for the six months ended June 30, 2014 and 2013, respectively. The decrease in retail gross profit in 2014 resulted from incremental repairs and maintenance expenses of approximately $154,000, an increase in depreciation expense of approximately $103,000 and a negative gross profit for our Bali retail operations of approximately $101,000 resulting from the underutilization of this plant.

Consistent with prior periods, we record all non-direct G&A expenses in our retail business segment and do not allocate any of these non-direct costs to our other two business segments. Retail segment G&A expenses for the six months ended June 30, 2014 and 2013 were $5,731,520 and $5,310,759, respectively. G&A expenses increased from 2013 to 2014 primarily due to an increase of $133,000 in employee costs due to base salary increases and an increase of $288,000 in professional fees primarily due to additional legal fees incurred for the judicial review conducted in connection with our retail license negotiations.

During 2013, our subsidiary, PT Consolidated Water Bali (“CW-Bali”), completed the first phase of the construction of a seawater reverse osmosis (“SWRO”) plant in Nusa Dua, one of the primary tourist areas of Bali, Indonesia. The capital investment for this plant was estimated at approximately $5 million, to fund production, reservoir storage, and distribution capacity of approximately 750,000 gallons per day. As of June 30, 2014, capitalized costs for this plant reflected on our consolidated balance sheet were approximately $3.4 million. The revenues generated from this plant amounted to approximately $97,000 and $21,000 for the six months ended June 30, 2014 and 2013, respectively. CW-Bali’s operating losses were approximately $242,000 and $125,000 for the six months ended June 30, 2014 and 2013, respectively.

Bulk Segment:

The bulk segment contributed $5,158,098 and $5,021,295 to our income from operations for the six months ended June 30, 2014 and 2013, respectively.

Bulk segment revenues decreased to $19,925,930 for the six months ended June 30, 2014 as compared to $20,019,262 for the six months ended June 30, 2013. The drop in our bulk water revenues in 2014 is attributable to our Bahamas operations, which generated approximately $724,000 less in revenues in 2014 than in 2013. The revenue decrease for our Bahamas operations resulted from a decrease in the volume of water sold (primarily from our Blue Hills plant) to the WSC. In 2013, the WSC purchased water volumes from our Blue Hills plant that were significantly higher than the minimum amounts they were required to purchase under the water supply agreement for this plant. However, as a result of water conservation and loss mitigation efforts it has conducted since that time, the WSC has significantly reduced the amount of water lost by its distribution system and consequently in 2014 decreased its volume of water purchased from our Blue Hills plant, but continued to purchase more than the contract minimum amount.

Bulk segment gross profit was $5,918,471 (30% of revenues) and $5,784,503 (29% of revenues) for the six months ended June 30, 2014 and 2013, respectively. The improvement in gross profit dollars and in gross profit as a percentage of sales from 2013 to 2014 reflects improved margins for our Cayman bulk operations which more than offset a decline in the gross profit of our Bahamas operations.

Bulk segment G&A expenses were relatively consistent at $760,373 and $763,208 for the six months ended June 30, 2014 and 2013, respectively.

We supplied the aggregate amount of water contracted by the WSC under the water supply agreement for our Windsor plant in July 2013, at which time such agreement was extended on a month-to-month basis. See further discussion of the Windsor plant at “Material Commitments, Expenditures and Contingencies.”

Services Segment:

The services segment incurred losses from operations of ($2,771,260) and ($1,125,888) for the six months ended June 30, 2014 and 2013, respectively. We expect our services segment to continue to incur losses from operations while we continue to fund the project development activities of NSC and/or until such time as we obtain significant new management services or plant construction contracts.

Services segment revenues were $742,294 and $530,706 for the six months ended June 30, 2014 and 2013, respectively. Services revenues increased from 2013 to 2014 due to construction revenues generated from our contracts with the Water Authority-Cayman to refurbish their Lower Valley plant and build a plant on Cayman Brac.

Our services segment generated a negative gross profit of ($139,359) and ($36,157) for the six months ended June 30, 2014 and 2013, respectively. The reduction in gross profit for 2014 resulted from higher engineering expenses and a decline in sales of consumables stock to OC-BVI.

G&A expenses for the services segment were $2,631,901 and $1,089,731 for the six months ended June 30, 2014 and 2013, respectively. The increase in G&A expenses for 2014 as compared to 2013 reflects an increase of approximately $1.6 million in the project development activities of NSC attributable to a $1.0 million payment on an option agreement to purchase the shares in NSC held by one of its shareholders and a $350,000 payment made to reimburse a construction contractor for pilot testing and water monitoring activities conducted by the contractor on behalf of NSC. Such reimbursement was required due to NSC’s decision not to extend a memorandum of understanding with this contractor. See further discussion of these two payments at Note 7 of the Notes to Condensed Consolidated Financial Statements included at “ITEM 1. FINANCIAL STATEMENTS” of this Quarterly Report.

FINANCIAL CONDITION

The significant changes in the consolidated balance sheet as of June 30, 2014 as compared to December 31, 2013 result from the reduction in the accounts receivable for our Bahamas operations and the purchase of land by our Mexico subsidiary, NSC.

During May 2014 and June 2014, the WSC made significant incremental payments to reduce the past due amounts it owed to CW-Bahamas. As a result, CW-Bahamas’ accounts receivable decreased by approximately $6.6 million from December 31, 2013 to June 30, 2014. A portion of these funds were invested in the $5.0 million certificate of deposit reflected on our June 30, 2014 consolidated balance sheet.

During May 2014, we paid $17.4 million to complete the land purchases for NSC’s development project in Mexico, in the process satisfying the $10,050,000 land purchase obligation reported on our December 31, 2013 consolidated balance sheet. To fund this payment, we liquidated our marketable securities, which had a balance of approximately $8.6 million as of December 31, 2013, and obtained a $10 million demand loan.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity Position

Our projected liquidity requirements for the remainder of 2014 include capital expenditures for our existing operations of approximately $4.3 million, $1.1 million for debt service on our demand loan payable and approximately $2.5 million for NSC’s project development activities. Our liquidity requirements for 2014 may also include quarterly dividends, if such dividends are declared by our Board. Our dividend payments amounted to approximately $4.4 million for the year ended December 31, 2013 and approximately $2.4 million for the six months ended June 30, 2014.

During May 2014, we obtained new financing (the proceeds from which were used to fund NSC’s land purchases in May 2014) in the form of a $10.0 million demand loan payable. Assuming the loan is not called by the lender, payments on this loan are due quarterly under a five year amortization schedule with the remaining principal balance due after two years. This loan bears interest at LIBOR plus 1.5%.

As of June 30, 2014, we had cash and cash equivalents of approximately $34.4 million and working capital of approximately $38.9 million. We are not presently aware of anything that would lead us to believe that we will not have sufficient liquidity to meet our needs for 2014 and thereafter.

Material Commitments, Expenditures and Contingencies

Renewal of Retail License

We sell water through our retail operations under a license issued in July 1990 by the Cayman Islands government that grants Cayman Water the exclusive right to provide potable water to customers within its licensed service area. As discussed below, this license was set to expire in July 2010 but has since been extended while negotiations for a new license take place. Pursuant to the license, we have the exclusive right to produce potable water and distribute it by pipeline to our licensed service area which consists of two of the three most populated areas of Grand Cayman, the Seven Mile Beach and West Bay areas. For the three months ended June 30, 2014 and 2013, we generated approximately 38% and 37%, respectively, of our consolidated revenues and 54% and 52%, respectively, of our consolidated gross profits from the retail water operations conducted pursuant to our exclusive license. For the six months ended June 30, 2014 and 2013, we generated approximately 38% of our consolidated revenues and approximately 55% of our consolidated gross profits from these retail water operations. If we are not in default of any of its terms, this license provides us with the right of first refusal to renew the license on terms that are no less favorable than those that the government offers to any third party.

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

The 1990 License was scheduled to expire in July 2010 but has been extended several times by the Cayman Islands government in order to provide the parties with additional time to negotiate the terms of a new license agreement. On July 15, 2014, the 1990 License was extended through December 31, 2014.

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

The hearing for this judicial review was held on April 1, 2014. Prior to the commencement of the hearing, the parties agreed that the Court should solely be concerned with the interpretation of the statutory provisions. As part of this agreement, the WAC agreed to consider our further representations regarding the model that should be used in the renewed license.

In June 2014, the Court determined that: (i) the renewal of the 1990 License does not require a public bidding process; and (ii) the WAC is the proper entity to negotiate with us for the renewal of the 1990 License. As a result of the Court’s ruling, we expect to recommence license negotiations with the WAC in the near future.

If we do not ultimately enter into a new license agreement and no other party is awarded a license, we expect to be permitted to continue to supply water to our service area.

It is possible that the Cayman Islands government could offer a third party a license to service some or all of our present service area. In such event, we may assume the license offered to the third party by exercising its right of first refusal. However, the terms of any new license agreement may not be as favorable to us as the terms under which we are presently operating and could materially reduce the operating income and cash flows we have historically generated from our retail license and could require us to record an impairment charge to reduce the $3,499,037 carrying value of our goodwill. Such impairment charge could have a material adverse impact on our results of operations.

We are presently unable to determine what impact the resolution of this matter will have on our cash flows, financial condition or results of operations.

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

NSC Agua

In May 2010, we acquired, through our wholly-owned Netherlands subsidiary, Consolidated Water Cooperatief, U.A., (“Cooperatief”) a 50% interest in N.S.C. Agua, S.A. de C.V. (“NSC”), a development stage Mexican company. We have since purchased, through the conversion of a loan we made to NSC, sufficient shares to raise our ownership interest in NSC to 99.9%. NSC was formed to pursue a project encompassing the construction, operation and minority ownership of a 100 million gallon per day seawater reverse osmosis desalination plant to be located in northern Baja California, Mexico and an accompanying pipeline to deliver water to the Mexican potable water infrastructure and the U.S. border. We believe such a project can be successful due to what we anticipate will be a growing need for a new potable water supply for the areas of northern Baja California, Mexico and Southern California, United States.

To complete this project, NSC engaged engineering groups with extensive regional and/or technical experience to prepare preliminary designs and cost estimates for the desalination plant and the proposed pipeline and prepare the environmental impact studies for local, state and federal regulatory agencies. NSC also conducted an equipment piloting plant and water data collection program at the proposed feed water source under a Memorandum of Understanding (the “EPC MOU”) with a global engineering, procurement and construction contractor for large seawater desalination plants. NSC is presently seeking contracts with proposed customers in Mexico and the United States of America for the sale of the desalinated water from the project. NSC will be required to accomplish various additional steps before it can commence construction of the plant and pipeline including, but not limited to, obtaining approvals and permits from various governmental agencies in Mexico, securing contracts with its proposed customers to sell water in sufficient quantities and at prices that make the project financially viable, and obtaining equity and debt financing for the project. NSC’s potential customers will also be required to obtain various governmental permits and approvals in order to purchase water from NSC.

If this project is completed, we expect to participate in the long term operation of the plant and pipeline and also expect to retain a minority ownership position in the project.

In February 2012, we entered into an agreement (the “Option Agreement”) that provided us with an option, exercisable through February 7, 2014, to purchase the shares of one of the other shareholders of NSC, along with an immediate power of attorney to vote those shares, for $1.0 million. Such shares constituted 25% of the ownership of NSC as of February 2012. In May 2013, NSC repaid a $5.7 million loan payable to Cooperatief by issuing additional shares of its stock. As a result of this share issuance to Cooperatief, we acquired 99.9% of the ownership of NSC. The Option Agreement contained an anti-dilution provision that required us to issue new shares in NSC of an amount sufficient to maintain the other shareholder’s 25% ownership interest in NSC if (i) any new shares of NSC were issued subsequent to the execution of the Option Agreement and (ii) we did not exercise our share purchase option by February 7, 2014. We exercised our option and purchased the Option Agreement shares in February 2014.

NSC entered into a purchase contract for 8.1 hectares of land on which the proposed plant would be constructed and in 2012 obtained an extension of this purchase contract through May 15, 2014 in exchange for prepayments of (i) $500,000 paid at signing of the extension and (ii) a further $500,000 paid in May 2013. NSC paid $7.4 million in May 2014 to complete this land purchase. In 2013, NSC purchased an additional 12 hectares of land for the project for $12 million, of which $2 million was paid. NSC paid the remaining $10 million balance for this land purchase on May 15, 2014.

Under the EPC MOU, the contractor installed and operated an equipment piloting plant and collected water quality data from the proposed feed water source site in Rosarito Beach, Baja California, Mexico. The EPC MOU required that NSC negotiate exclusively with the contractor for the construction of the 100 million gallon per day seawater reverse osmosis desalination plant, and further required payment by NSC to the contractor of up to $500,000 as compensation for the operation and maintenance of the equipment piloting plant should NSC not award the engineering, procurement and construction contract for the project to the contractor. This first phase of the pilot plant testing program was completed in October 2013. NSC has decided not to extend the EPC MOU beyond its February 2014 expiration date and NSC paid the contractor $350,000 during the three months ended March 31, 2014 as compensation for the operation and maintenance of the pilot plant. NSC is currently implementing additional sampling protocols to comply with regulatory requirements in the U.S. and Mexico, and is also coordinating with regulators to assess the need, if any, for further process piloting.

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

We include the accounts of NSC in our consolidated financial statements. Included in our consolidated results of operations are general and administrative expenses from NSC, consisting of organizational, legal, accounting, engineering, consulting and other costs relating to NSC’s project development activities. Such expenses amounted to $572,565 and $512,565 for the three months ended June 30, 2014 and 2013, respectively, and $2,550,416 and $991,872 for the six months ended June 30, 2014 and 2013, respectively. The assets and liabilities of NSC included in the consolidated balance sheets amounted to approximately $22.5 million and $426,000, respectively, as of June 30, 2014 and approximately $13.7 million and $10.3 million, respectively, as of December 31, 2013.

Significant additional funding will be required to complete NSC’s development activities. Presently, we estimate we will expend approximately $2.5 million during the remainder of 2014 for NSC’s project development activities.

We also expect to incur project development costs on behalf of NSC after 2014 as we estimate that it will take at least until the first quarter of 2015 for NSC to complete all of the development activities necessary to commence construction of the plant and pipeline, which include completing the site piloting plant activities, securing feed water and power supplies, completing the engineering and feasibility studies, negotiating customer contracts, obtaining the required rights-of-way and regulatory permits and arranging the project financing. However, NSC may ultimately be unable to complete all of the activities necessary to begin construction of the project.

The Mexico tax authority, the Servicio de Administracion Tributaria (“SAT”), has assessed NSC $3,184,745 Mexican pesos for taxes relating to payments to foreign vendors on which the SAT contends should have been subject to income tax withholdings during NSC’s 2011 tax year. The SAT has also assessed NSC $1,639,001 Mexican pesos in penalties and $913,711 Mexican pesos in surcharges on these payments bringing the total assessment to $5,737,457 Mexican pesos. Such assessment is equivalent to approximately $442,000 as of June 30, 2014 based upon the exchange rate between the United States dollar and the Mexican peso as of that date.

NSC has retained the assistance of Mexican tax advisers in this matter and believes the assumptions and related work performed by the SAT do not support their tax assessment. As a result, NSC has elected to contest this assessment in Mexico federal tax court. NSC was required to provide an irrevocable letter of credit in the amount of $6,712,634 Mexican pesos as collateral in connection with this tax case. The letter of credit amount includes $975,177 Mexican pesos in additional charges calculated by the SAT to adjust the value of the original assessment to its potential future value at the time when the matter is settled by the tax court.

The restricted cash balance of $515,849 included in the accompanying June 30, 2014 consolidated balance sheet represents cash on deposit with a bank to secure payment of the irrevocable letter of credit.

We are presently unable to determine what amount, if any, of this assessment NSC will ultimately be required to pay by the Mexico federal tax court. Consequently, no provision for this potential liability has been made in the accompanying financial statements for the six months ended June 30, 2014.

CW-Belize

By Statutory Instrument No. 81 of 2009, the Minister of Public Utilities of the government of Belize published an order, the Public Utility Provider Class Declaration Order, 2009 (the “Order”), which as of May 1, 2009 designated CW-Belize as a public utility provider under the laws of Belize. With this designation, the Public Utilities Commission of Belize (the “PUC”) has the authority to set the rates charged by CW-Belize and to otherwise regulate its activities. On November 1, 2010, CW-Belize received a formal complaint from the PUC alleging that CW-Belize was operating without a license under the terms of the Water Industry Act. CW-Belize applied for this license in December 2010. On July 29, 2011, the PUC issued the San Pedro Public Water Supply Quality and Security Complaint Order (the “Second Order”) which among other things requires that (i) CW-Belize and its customer jointly make a submission to the responsible Minister requesting that the area surrounding CW-Belize’s seawater abstraction wells be designated a forest reserve or national park and be designated a Controlled Area under section 58 of the Water Industry Act, (ii) CW-Belize submit an operations manual for CW-Belize’s desalination plant to the PUC for approval, (iii) CW-Belize and its customer modify the water supply agreement between the parties to (a) include new water quality parameters included in the Order and (b) cap the current exclusive water supply arrangement in the agreement at a maximum of 450,000 gallons per day, (iv) CW-Belize keep a minimum number of replacement seawater RO membranes in stock at all times and (v) CW-Belize take possession of and reimburse the PUC for certain equipment which the PUC purchased from a third-party in late 2010. CW-Belize has applied for declaratory judgment and has been granted a temporary injunction to stay the enforcement of the Second Order by the PUC until such time as the matter could be heard by the Belize courts. The initial hearing on this matter was conducted on October 30 and 31, 2012 with an additional hearing on November 29, 2012. The ruling on this case is pending. We are presently unable to determine what impact the outcome of this matter will have on our results of operations, financial position or cash flows, and as a result, no provision for any possible loss resulting from the resolution of this contingency has been made in the financial statements.

Transfers of U.S. dollars from CW-Belize to our other subsidiaries require authorization in advance from the Central Bank of Belize.

Windsor plant

Our subsidiary CW-Bahamas provides bulk water to the WSC, which distributes the water through its own pipeline system to residential, commercial and tourist properties on the Island of New Providence. Pursuant to a water supply agreement, we are required to provide the WSC with at least 16.8 million gallons per week of potable water from our Windsor plant, and the WSC has contracted to purchase at least that amount from us on a take-or-pay basis. This water supply agreement was scheduled to expire when we delivered the total amount of water required under the agreement in July 2013 but has been extended on a month-to-month basis.

At the conclusion of the agreement, the WSC has the option to (i) extend the agreement for an additional five years at a rate to be negotiated; (ii) exercise a right of first refusal to purchase any materials, equipment and facilities that CW-Bahamas intends to remove from the site at a purchase price to be negotiated; or (iii) require CW-Bahamas to remove all materials, equipment and facilities from the site. At the request of the government of The Bahamas, we continue to operate and maintain the Windsor plant on a month-to-month basis to provide the government of The Bahamas with additional time to decide whether or not it will extend CW-Bahamas’ water supply agreement for the Windsor plant on a long term basis. We are presently unable to determine if CW-Bahamas’ water supply agreement for its Windsor plant will be further extended or, if extended, on what terms. CW-Bahamas generated approximately $1.6 million and $1.8 million in revenues during the three months ended June 30, 2014 and 2013, respectively, and approximately $3.3 million and $3.6 million in revenues during the six months ended June 30, 2014 and 2013, respectively, from the operation of the Windsor plant.

Dividends

•	On January 31, 2014, we paid a dividend of $0.075 to shareholders of record on January 1, 2014.

•	On April 30, 2014, we paid a dividend of $0.075 to shareholders of record on April 1, 2014.

•	On May 29, 2014, our Board declared a dividend of $0.075 payable on July 31, 2014 to shareholders of record on July 1, 2014.

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

Dividend Reinvestment and Common Stock Purchase Plan

This program is available to our shareholders, who may reinvest all or a portion of their common stock cash dividends into shares of common stock at prevailing market prices and may also invest optional cash payments to purchase additional shares at prevailing market prices as part of this program.

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

PART II - OTHER INFORMATION

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

Our exclusive license to provide potable water to retail customers in the Cayman Islands may not be renewed in the future.

We sell water through our retail operations under a license issued in July 1990 by the Cayman Islands government that grants Cayman Water the exclusive right to provide potable water to customers within its licensed service area. As discussed below, this license was set to expire in July 2010 but has since been extended while negotiations for a new license take place. Pursuant to the license, we have the exclusive right to produce potable water and distribute it by pipeline to our licensed service area which consists of two of the three most populated areas of Grand Cayman, the Seven Mile Beach and West Bay areas. For the three months ended June 30, 2014 and 2013, we generated approximately 38% and 37%, respectively, of our consolidated revenues and 54% and 52%, respectively, of our consolidated gross profits from the retail water operations conducted pursuant to our exclusive license. For the six months ended June 30, 2014 and 2013, we generated approximately 38% of our consolidated revenues and approximately 55% of our consolidated gross profits from these retail water operations. If we are not in default of any of its terms, this license provides us with the right of first refusal to renew the license on terms that are no less favorable than those that the government offers to any third party.

This license was scheduled to expire in July 2010 but has been extended several times by the Cayman Islands government in order to provide the parties with additional time to negotiate the terms of a new license agreement. On July 14, 2014, the 1990 License was extended through December 31, 2014.

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

The hearing for this judicial review was held on April 1, 2014. Prior to the commencement of the hearing, the parties agreed that the Court should solely be concerned with the interpretation of the statutory provisions. As part of this agreement, the WAC agreed to consider our further representations regarding the model that should be used in the renewed license.

In June 2014, the Court determined that: (i) the renewal of the 1990 License does not require a public bidding process; and (ii) the WAC is the proper entity to negotiate with us for the renewal of the 1990 License. As a result of the Court’s ruling, we expect to recommence license negotiations with the WAC in the near future.

If we do not ultimately enter into a new license agreement and no other party is awarded a license, we expect to be permitted to continue to supply water to our service area.

It is possible that the Cayman Islands government could offer a third party a license to service some or all of our present service area. In such event, we may assume the license offered to the third party by exercising its right of first refusal. However, the terms of any new license agreement may not be as favorable to us as the terms under which we are presently operating and could materially reduce the operating income and cash flows we have historically generated from our retail license and could require us to record an impairment charge to reduce the $3,499,037 carrying value of our goodwill. Such impairment charge could have a material adverse impact on our results of operations.

We are presently unable to determine what impact the resolution of this matter will have on our cash flows, financial condition or results of operations.

We have spent approximately $34.2 million to fund the development costs for a possible project in Mexico and expect to expend significant additional funds in the future to continue to pursue this project. However, we may not be successful in completing this project.

We own (through our wholly-owned Netherlands subsidiary, Consolidated Water Cooperatief, U.A.) a 99.9% interest in N.S.C. Agua, S.A. de C.V. (“NSC”), a development stage Mexico company formed to pursue a project encompassing the construction, operation and minority ownership of a 100 million gallon per day seawater reverse osmosis desalination plant to be located in northern Baja California, Mexico and an accompanying pipeline to deliver water to the Mexican potable water system and the U.S. border. NSC has conducted an equipment piloting plant and water data collection program at the proposed feed water source and is presently seeking contracts with customers in Mexico and the United States of American for the sale of desalinated water from the project. NSC will be required to accomplish various additional steps before it can commence construction of the plant and pipeline including, but not limited to, obtaining approvals and permits from various governmental agencies in Mexico, securing contracts with its proposed customers to sell water in sufficient quantities and at prices that make the project financially viable, and obtaining equity and debt financing for the project. NSC’s potential customers will also be required to obtain various governmental permits and approvals in order to purchase water from NSC. As of June 30, 2014, we have spent approximately $34.2 million on this project.

We have determined that completing NSC’s development activities will require significant additional funding and we expect to incur significant development expenses during the remainder of 2014 and during 2015 for this project. We estimate that it will take at least until the first quarter of 2015 for NSC to complete the development activities necessary to commence construction of the plant and pipeline, which include completing the site piloting plant activities, completing the purchase of the land for the plant, securing feed water and power supplies, completing the engineering and feasibility studies, negotiating customer contracts, obtaining the required rights-of-way and regulatory permits and arranging the project financing. However, NSC may ultimately be unable to complete all of the activities necessary to begin construction of the project.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In June 2014, we issued 5,957 shares of preferred stock to 86 employees for services rendered. The issuance of the preferred stock to 80 of the employees was exempt from registration under Regulation S promulgated under the Securities Act of 1933 (the “Securities Act”) because the shares were issued outside of the United States to non-US persons (as defined in Regulation S). Six of the employees are US persons and the issuance of the shares to them was exempt under Section 4(2) of the Securities Act.

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

Date: August 11, 2014

