Form 10-K/A
period 2013-12-31
CONSOLIDATED WATER CO LTD
filed 2014-08-19
CIK 928340

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K/A

Amendment No. 1

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

Explanatory Note

Consolidated Water Co. Ltd. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (the “Original Filing”) filed with the U.S. Securities and Exchange Commission on March 17, 2014, solely to amend Item 15 and Exhibit 10.32.4. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by the Company’s principal executive officer and principal financial officer are filed herewith as exhibits to this Amendment.

Except as described above, this Amendment makes no other changes to the Original Filing and does not modify or update in any way disclosures made therein to reflect events occurring after the filing date of the Original Filing.

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

2. Financial Statement Schedules

None

3. Exhibits

The Exhibits listed in the Exhibit Index immediately preceding the Signatures are filed as part of this Annual Report on Form 10-K.

CONSOLIDATED WATER CO. LTD.

INDEX TO EXHIBITS FILED WITH 10-K

Number	Exhibit Description

3.1	Amended and Restated Memorandum of Association of Consolidated Water Co. Ltd. dated May 14, 2008 (incorporated by reference to Exhibit 3.1 filed as part of our Form 8-K filed June 6, 2008, Commission File No. 0-25248)

3.2	Amended and Restated Articles of Association of Consolidated Water Co. Ltd. dated May 10, 2006 (incorporated by reference to Exhibit 4.2 filed as part of our Form F-3 filed October 12, 2006, Commission File No. 333-137970)

3.3	Amendment to Articles of Association of Consolidated Water Co. Ltd. dated May 11, 2007 (incorporated by reference to Exhibit 3.1 filed as part of our Form 8-K filed May 14, 2007, Commission File No. 0-25248)

3.4	Amendment to Articles of Association of Consolidated Water Co. Ltd. dated May 26, 2009 (incorporated by reference to Exhibit 3.1 filed as part of our Form 8-K filed May 27, 2009, Commission File No. 0-25248)

4.1	Option Deed, dated August 6, 1997, between Cayman Water Company Limited and American Stock Transfer & Trust Company (incorporated herein by reference to the exhibit filed on our Form 6-K, dated August 7, 1997, Commission File No. 0-25248)

4.2	Deed of Amendment of Option Deed dated August 8, 2005 (incorporated herein by reference to Exhibit 4.2 filed as a part of our Form 8-K dated August 11, 2005, Commission File No. 0-25248)

4.3	Second Deed of Amendment of Option Deed, dated September 27, 2005 (incorporated herein by reference to the exhibit filed as a part of our Form 8-K dated October 3, 2005, Commission File No. 0-25248)

4.4	Third Deed of Amendment to Option Deed, dated May 30, 2007 (incorporated herein by reference to Exhibit 4.3 filed as part of our Form 8-K filed June 1, 2007, Commission File No. 0-25248)

10.1.1	License Agreement dated July 11, 1990 between Cayman Water Company Limited and the Government of the Cayman Islands (incorporated herein by reference to the exhibit filed as a part of our Form 20-F dated December 7, 1994, Commission File No. 0-25248)

10.1.2	First Amendment to License Agreement dated September 18, 1990 between Cayman Water Company Limited and the Government of the Cayman Islands. (incorporated herein by reference to the exhibit filed as a part of our Form 20-F dated December 7, 1994, Commission File No. 0-25248)

10.1.3	Second Amendment to License Agreement dated February 14, 1991 between Cayman Water Company Limited and the Government of the Cayman Islands. (incorporated herein by reference to the exhibit filed as a part of our Form 20-F dated December 7, 1994, Commission File No. 0-25248)

10.1.4	Third Amendment to a License to Produce Potable Water dated August 15, 2001 between Consolidated Water Co. Ltd. by the Government of the Cayman Islands (incorporated herein by reference to Exhibit 10.4 filed as a part of our Form 10-K for the fiscal year ended December 31, 2001, Commission File No. 0-25248)

10.1.5	Fourth Amendment to a License to Produce Potable Water dated February 1, 2003 between Consolidated Water Co. Ltd. by the Government of the Cayman Islands (incorporated herein by reference to Exhibit 10.5 filed as a part of our Form 10-K for the fiscal year ended December 31, 2002, Commission File No. 0-25248)

10.1.6	Amendment to License Agreement dated July 20, 2010 between the Government of the Cayman Islands and Cayman Water Company Limited (incorporated herein by reference to Exhibit 10 filed as a part of our Form 8-K filed July 23, 2010, Commission File No. 0-25248)

10.1.7	Amendment to a License to Produce Potable Water dated July 11, 2012 between Cayman Water Company Limited and the Government of the Cayman Islands (incorporated herein by reference to Exhibit 10.1 filed as a part of our Form 10-Q for the second quarter ended June 30, 2012, Commission File No. 0-25248)

10.1.8	Amendment to License Agreement dated December 31, 2012 between the Government of the Cayman Islands and Cayman Water Company Limited (incorporated herein by reference to Exhibit 10.1 filed as a part of our Form 8-K filed March 4, 2013, Commission File No. 0-25248)

10.1.9 **	Amendment to License Agreement dated April 24, 2013 between the Government of the Cayman Islands and Cayman Water Company Limited.

10.1.10 **	Amendment to License Agreement dated November 6, 2013 between the Government of the Cayman Islands and Cayman Water Company Limited.

10.2	Water Supply Agreement dated December 18, 2000 between Consolidated Water Co. Ltd. and South Bimini International Ltd. (incorporated herein by reference to Exhibit 10.2 filed as a part of our Form 10-K for the fiscal year ended December 31, 2000, Commission File No. 0-25248)

10.3.1*	Employment contract dated December 5, 2003 between Frederick McTaggart and Consolidated Water Co. Ltd. (incorporated herein by reference to Exhibit 10.18 filed as a part of our Form 10-K for the fiscal year ended December 31, 2003, Commission File No. 0-25248)

10.3.2*	Amendment of Engagement Agreement dated September 14, 2007 between Frederick W. McTaggart and Consolidated Water Co. Ltd. (incorporated herein by reference to Exhibit 10.2 to our Form 8-K filed September 19, 2007, Commission File No. 0-25248)

10.3.3*	Third Amendment of Engagement Agreement dated September 9, 2009 between Frederick W. McTaggart and Consolidated Water Co. Ltd. (incorporated herein by reference to Exhibit 10.1 to our Form 8-K filed September 9, 2009, Commission File No. 0-25248)

10.4.1*	Engagement Agreement dated May 22, 2006 between David Sasnett and Consolidated Water Co. Ltd. (incorporated herein by reference to Exhibit 10.1 filed as part of our Form 8-K filed May 26, 2006, Commission File No. 0-25248)

10.4.2*	Amended and restated Engagement Agreement dated March 29, 2007 between David Sasnett and Consolidated Water Co. Ltd. (incorporated herein by reference to Exhibit 10.1 filed as part of our Form 8-K filed April 14, 2007, Commission File No. 0-25248)

10.4.3*	Engagement Agreement dated January 15, 2008 between David Sasnett and Consolidated Water Co. Ltd. (incorporated herein by reference to Exhibit 10.1 filed as part of our Form 8-K filed January 22, 2008, Commission File No. 0-25248)

10.5*	Employment contract dated January 11, 2008 between Gregory McTaggart and Consolidated Water Co. Ltd.

10.6*	Employment contract dated January 14, 2008 between Ramjeet Jerrybandan and Consolidated Water Co. Ltd. (incorporated herein by reference to Exhibit 10.11 filed as part of our Form 10-K for the fiscal year ended December 31, 2008, Commission File No. 0-25248)

10.7*	Employment contract dated January 16, 2008 between Gerard Pereira and Consolidated Water Co. Ltd. (incorporated herein by reference to Exhibit 10.12 filed as a part of our Form 10-K for the fiscal year ended December 31, 2008, Commission File No. 0-25248)

10.8*	Engagement Agreement dated July 12, 2011 between John Tonner and Consolidated Water Co. Ltd. (incorporated herein by reference to Exhibit 10.1 filed as a part of our Form 8-K filed August 5, 2011, Commission File No. 0-25248).

10.9	Specimen Service Agreement between Cayman Water Company Limited and consumers (incorporated herein by reference to the exhibit filed as part of our Registration Statement on Form F-1 dated March 26, 1996)

10.10*	Summary Share Grant Plan for Directors (incorporated herein by reference to Exhibit 10.24 filed as part of our Registration Statement on Form F-2 dated May 17, 2000, Commission File No. 333-35356)

10.11*	Employee Share Option Plan (incorporated herein by reference to Exhibit 10.26 filed as a part of our Form 10-K for the fiscal year ended December 31, 2001, Commission File No. 0-25248)

10.12*	2008 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 filled as part of our Form 10-Q for the fiscal quarter ended September 30, 2008, Commission File No. 0-25248)

10.13	Purchase and Sale Agreement, dated December 10, 2001, among Consolidated Water Co. Ltd., Cayman Hotel and Golf Inc., Ellesmere Britannia Limited and Hyatt Britannia Corporation Ltd. (incorporated herein by reference to Exhibit 10.30 filed as part of our Form 10-K for the fiscal year ended December 31, 2001, Commission File No. 0-25248)

10.14	Agreement dated February 1, 2002 between Consolidated Water Co. Ltd. and Cayman Hotel and Golf Inc. (incorporated herein by reference to Exhibit 10.52 filed as a part of our Form 10-K for the fiscal year ended December 31, 2001, Commission File No. 0-25248)

10.15	Lease dated December 10, 2001 between Cayman Hotel and Golf Inc. and Consolidated Water Co. Ltd. (incorporated herein by reference to Exhibit 10.52 filed as a part of our Form 10-K for the fiscal year ended December 31, 2001, Commission File No. 0-25248)

10.16.1	Lease dated April 27, 1993 signed July 18, 2001 between Government of Belize and Belize Water Limited (incorporated herein by reference to Exhibit 10.53 filed as a part of our Form 10-K for the fiscal year ended December 31, 2001, Commission File No. 0-25248)

10.16.2	Amended lease dated April 27, 1993 signed January 2, 2004 between Government of Belize and Belize Water Limited (incorporated herein by reference to Exhibit 10.36 filed as a part of our Form 10-K for the fiscal year ended December 31, 2003, Commission File No. 0-25248)

10.17	Loan Agreement dated February 7, 2003 between Consolidated Water Co. Ltd. and Scotiabank (Cayman Islands) Ltd. (incorporated herein by reference to Exhibit 10.1 filed as a part of our Form 8-K dated February 13, 2003, Commission File No. 0-25248)

10.18.1	Loan Agreement dated May 25, 2005 between Ocean Conversion (BVI), Ltd. and Consolidated Water Co. Ltd. (incorporated herein by reference to Exhibit 99.1 filed as a part of our Form 8-K dated June 1, 2005, Commission File No. 0-25248)

10.18.2	Debenture Agreement dated August 24, 2007 between Ocean Conversion (BVI), Ltd. and Consolidated Water Co. Ltd.

10.18.3	Amending Debenture Agreement dated March 14, 2008 between Ocean Conversion (BVI), Ltd. and Consolidated Water Co. Ltd.

10.18.4	Second Amending Debenture Agreement dated February 18, 2009 between Ocean Conversion (BVI), Ltd. and Consolidated Water Co. Ltd.

10.18.5	Amending Loan Agreement dated August 20, 2009 between Ocean Conversion (BVI), Ltd. and Consolidated Water Co.

10.18.6	Amending Loan Agreement dated February 10, 2010 between Ocean Conversion (BVI), Ltd. and Consolidated Water Co.

10.19	Trust Deed dated August 4, 2006 between Consolidated Water Co. Ltd. and Dextra Bank & Trust Co. Ltd. (incorporated herein by reference to Exhibit 10.1 filed as a part of our Form 8-K filed August 9, 2006, File No. 0-25248)

10.20	Subscription Agreement dated August 4, 2006 between Consolidated Water Co. Ltd. and Scotiatrust and Merchant Bank Trinidad & Tobago Limited (incorporated herein by reference to Exhibit 10.2 filed as a part of our Form 8-K filed August 9, 2006, File No. 0-25248)

10.21	Deed of Second Debenture dated August 4, 2006 between Consolidated Water Co. Ltd. and Dextra Bank & Trust Co. Ltd. (incorporated herein by reference to Exhibit 10.5 filed as a part of our Form 8-K filed August 9, 2006, File No. 0-25248)

10.22	Deed of Second Collateral Debenture dated August 4, 2006 between Cayman Water Company Limited and Dextra Bank & Trust Co. Ltd. (incorporated herein by reference to Exhibit 10.6 filed as a part of our Form 8-K filed August 9, 2006, File No. 0-25248)

10.23	Equitable Charge of Shares dated August 4, 2006 between Consolidated Water Co. Ltd. and Dextra Bank & Trust Co. Ltd. (incorporated herein by reference to Exhibit 10.7 filed as a part of our Form 8-K filed August 9, 2006, File No. 0-25248)

10.24	Intercreditor Deed dated August 4, 2006 among Scotiabank & Trust (Cayman) Ltd., Dextra Bank & Trust Co. Ltd., Consolidated Water Co. Ltd. and Cayman Water Company Limited (incorporated herein by reference to Exhibit 10.8 filed as a part of our Form 8-K filed August 9, 2006, File No. 0-25248)

10.25	Cayman Islands Collateral Charge, West Bay Beach South Property, Block 12D, Parcel 79REM1/2 (incorporated herein by reference to Exhibit 10.9 filed as a part of our Form 8-K filed August 9, 2006, File No. 0-25248)

10.26	Cayman Islands Collateral Charge, West Bay Beach North, Block 11D, Parcel 40 (incorporated herein by reference to Exhibit 10.10 filed as a part of our Form 8-K filed August 9, 2006, File No. 0-25248)

10.27	Cayman Islands Collateral Charge, West Bay Beach North, Block 11D, Parcel 8 (incorporated herein by reference to Exhibit 10.11 filed as a part of our Form 8-K filed August 9, 2006, File No. 0-25248)

10.28	Cayman Islands Collateral Charge, West Bay North East, Block 9A, Parcel 8 (incorporated herein by reference to Exhibit 10.12 filed as a part of our Form 8-K filed August 9, 2006, File No. 0-25248)

10.29	Cayman Islands Collateral Charge, West Bay North East, Block 9A, Parcel 469 (incorporated herein by reference to Exhibit 10.13 filed as a part of our Form 8-K filed August 9, 2006, File No. 0-25248)

10.30	Loan Agreement dated as of October 4, 2006, by and between Royal Bank of Canada and Consolidated Water (Bahamas) Ltd. (incorporated herein by reference to Exhibit 10.1 filed as a part of our Form 8-K filed October 6, 2006, File No. 0-25248)

10.31.1†	Form of Agreement for Desalinated Water Supply dated May 2005 among Water and Sewerage Corporation, Consolidated Water Co. Ltd. and Consolidated Water (Bahamas) Limited (incorporated herein by reference to Exhibit 10.1 filed as a part of our Form 8-K filed February 4, 2011, File No. 0-25248)

10.31.2†	Letter of Acceptance dated January 25, 2011 (effective January 31, 2011) between Water and Sewerage Corporation and Consolidated Water Co. Ltd. (incorporated herein by reference to Exhibit 10.2 filed as a part of our Form 8-K filed February 4, 2011, File No. 0-25248)

10.31.3†	Proposal letter dated December 8, 2010 addressed to the Water and Sewerage Corporation (incorporated herein by reference to Exhibit 10.3 filed as a part of our Form 8-K filed February 4, 2011, File No. 0-25248)

10.32.1**	N.S.C. Agua S.A. de C.V. agreement for the purchase of 12 hectares of land dated May 16, 2013.

10.32.2**	Appendix to N.S.C. Agua S.A. de C.V. agreement for the purchase of 12 hectares of land dated May 16, 2013.

10.32.3**	Exhibit Index to N.S.C. Agua S.A. de C.V. agreement for the purchase of 12 hectares of land dated May 16, 2013.

10.32.4***	Exhibits to N.S.C. Agua S.A. de C.V. agreement for the purchase of 12 hectares of land dated May 16, 2013.

21.1**	Subsidiaries of the Registrant

23.1**	Consent of Marcum LLP — Consolidated Water Co. Ltd.

23.2**	Consent of Marcum LLP — Ocean Conversion (BVI) Ltd.

31.1***	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2***	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1***	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, Section 906 of the Sarbanes-Oxley Act of 2002

32.2***	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Schema

101.CAL	XBRL Taxonomy Calculation Linkbase

101.DEF	XBRL Taxonomy Definition Linkbase

101.LAB	XBRL Taxonomy Label Linkbase

101.PRE	XBRL Taxonomy Presentation Linkbase

*	Indicates a management contract or compensatory plan.

**	Previously filed with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, filed with the U.S. Securities and Exchange Commission on March 17, 2014.

***	Filed herewith.

†	Portions of these Exhibits have been omitted pursuant to a request for confidential treatment.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONSOLIDATED WATER CO. LTD.

By:	/s/ Wilmer F. Pergande
Wilmer F. Pergande
Chairman of the Board of Directors

Dated: August 19, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature		Title	Date

By:	/s/ Wilmer F. Pergande	Chairman of the Board of Directors	August 19, 2014
Wilmer F. Pergande

By:	/s/ Frederick W. McTaggart	Director, Chief Executive Officer and President	August 19, 2014
	Frederick W. McTaggart	(Principal Executive Officer)

By:	/s/ David W. Sasnett	Director, Executive Vice President & Chief Financial Officer	August 19, 2014
	David W. Sasnett	(Principal Financial and Accounting Officer)

By:	/s/ Brian E. Butler	Director	August 19, 2014
Brian E. Butler

By:	/s/ Carson K. Ebanks	Director	August 19, 2014
Carson K. Ebanks

By:	/s/ Richard L. Finlay	Director	August 19, 2014
Richard L. Finlay

By:	/s/ Clarence B. Flowers, Jr.	Director	August 19, 2014
Clarence B. Flowers, Jr.

By:	/s/ Leonard J. Sokolow	Director	August 19, 2014
Leonard J. Sokolow

By:	/s/ Raymond Whittaker	Director	August 19, 2014
Raymond Whittaker

