Form 10-Q
period 2014-09-30
CONSOLIDATED WATER CO LTD
filed 2014-11-10
CIK 928340

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

As of November 3, 2014, 14,703,098 shares of the registrant’s common stock, with US$0.60 par value, were outstanding.

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED WATER CO. LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2014	2013
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$33,582,329	$33,626,516
Certificate of deposit	5,000,000	-
Restricted cash	498,929	-
Marketable securities	-	8,587,475
Accounts receivable, net	12,234,168	18,859,560
Inventory	1,578,188	1,383,135
Prepaid expenses and other current assets	2,771,365	2,435,127
Current portion of loans receivable	1,698,576	1,691,102
Total current assets	57,363,555	66,582,915

Property, plant and equipment, net	56,041,873	58,602,886
Construction in progress	2,860,402	1,450,417
Inventory, non-current	4,341,636	4,204,089
Loans receivable	6,052,985	7,337,177
Investment in OC-BVI	5,956,657	6,623,448
Intangible assets, net	966,922	1,096,488
Goodwill	3,499,037	3,499,037
Investment in land	20,557,353	13,175,566
Other assets	2,738,551	2,792,831
Total assets	$160,378,971	$165,364,854

LIABILITIES AND EQUITY
Current liabilities
Accounts payable and other current liabilities	$5,465,197	$7,157,896
Dividends payable	1,165,937	1,164,026
Demand loan payable	9,500,000	-
Current portion of long term debt	-	5,205,167
Land purchase obligation	-	10,050,000
Total current liabilities	16,131,134	23,577,089
Other liabilities	227,762	289,392
Total liabilities	16,358,896	23,866,481
Commitments and contingencies
Equity
Consolidated Water Co. Ltd. stockholders' equity
Redeemable preferred stock, $0.60 par value. Authorized 200,000 shares; issued and outstanding 37,026 and 37,408 shares, respectively	22,216	22,445
Class A common stock, $0.60 par value. Authorized 24,655,000 shares; issued and outstanding 14,703,098 and 14,686,197 shares, respectively	8,821,859	8,811,718
Class B common stock, $0.60 par value. Authorized 145,000 shares; none issued or outstanding	-	-
Additional paid-in capital	83,691,069	83,381,387
Retained earnings	49,138,412	47,155,548
Cumulative translation adjustment	(465,833)	(471,983)
Total Consolidated Water Co. Ltd. stockholders' equity	141,207,723	138,899,115
Non-controlling interests	2,812,352	2,599,258
Total equity	144,020,075	141,498,373
Total liabilities and equity	$160,378,971	$165,364,854

 The accompanying notes are an integral part of these condensed consolidated financial statements.

CONSOLIDATED WATER CO. LTD.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Retail water revenues	$5,936,623	$5,023,591	$18,548,841	$17,598,200
Bulk water revenues	9,905,723	10,239,552	29,831,653	30,258,814
Services revenues	1,178,710	175,438	1,921,004	706,144
Total revenues	17,021,056	15,438,581	50,301,498	48,563,158

Cost of retail revenues	2,945,756	2,661,463	8,996,615	8,366,391
Cost of bulk revenues	7,113,039	7,280,151	21,120,498	21,514,909
Cost of services revenues	1,261,946	270,082	2,143,599	836,945
Total cost of revenues	11,320,741	10,211,696	32,260,712	30,718,245
Gross profit	5,700,315	5,226,885	18,040,786	17,844,913
General and administrative expenses	3,984,956	4,308,851	13,108,750	11,472,549
Income from operations	1,715,359	918,034	4,932,036	6,372,364

Other income (expense):
Interest income	334,499	232,820	874,203	582,704
Interest expense	(70,515)	(117,242)	(413,783)	(374,512)
Profit sharing income from OC-BVI	30,375	20,250	81,000	335,361
Equity in earnings of OC-BVI	81,480	55,359	221,809	919,552
Other	(101,297)	(58,722)	(20,804)	93,955
Other income (expense), net	274,542	132,465	742,425	1,557,060
Net income	1,989,901	1,050,499	5,674,461	7,929,424
Income attributable to non-controlling interests	107,209	141,809	377,167	424,882
Net income attributable to Consolidated Water Co. Ltd. stockholders	$1,882,692	$908,690	$5,297,294	$7,504,542

Basic earnings per common share attributable to Consolidated Water Co. Ltd. common stockholders	$0.13	$0.06	$0.36	$0.51
Diluted earnings per common share attributable to Consolidated Water Co. Ltd. common stockholders	$0.13	$0.06	$0.36	$0.51
Dividends declared per common share	$0.075	$0.075	$0.225	$0.225

Weighted average number of common shares used in the determination of:
Basic earnings per share	14,700,939	14,644,740	14,695,446	14,626,755
Diluted earnings per share	14,763,914	14,734,916	14,764,127	14,682,186

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONSOLIDATED WATER CO. LTD.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Net Income	$1,989,901	$1,050,499	$5,674,461	$7,929,424
Other comprehensive income (loss)
Foreign currency translation adjustment	(29,873)	(303,195)	6,473	(357,632)
Total other comprehensive income (loss)	(29,873)	(303,195)	6,473	(357,632)
Comprehensive income	1,960,028	747,304	5,680,934	7,571,792
Comprehensive income attributable to the non-controlling interest	105,716	126,649	377,491	407,000
Comprehensive income attributable to Consolidated Water Co. Ltd. stockholders	$1,854,312	$620,655	$5,303,443	$7,164,792

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONSOLIDATED WATER CO. LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2014	2013
Net cash provided by operating activities	$22,735,534	$9,566,551

Cash flows from investing activities
Purchase of certificate of deposit	(5,000,000)	(5,000,000)
Additions to property, plant and equipment and construction in progress	(2,776,205)	(2,958,494)
Proceeds from sale of equipment	11,400	13,740
Distribution of earnings from OC-BVI	969,600	1,249,875
Collections on loans receivable	1,276,718	1,351,965
Payment for investment in land	(17,431,787)	(2,975,566)
Restriction on cash balance	(498,929)	-
Net cash used in investing activities	(23,449,203)	(8,318,480)

Cash flows from financing activities
Dividends paid	(3,478,332)	(3,295,765)
Repurchase of redeemable preferred stock, net	(12,746)	9,313
Proceeds received from exercise of stock options	-	302,807
Principal repayments of long term debt	(5,301,327)	(1,283,427)
Capital contribution from non-controlling interest	-	142,105
Proceeds received from demand loan payable	10,000,000	-
Repayment of demand loan payable	(500,000)	-
Net cash provided by (used in) financing activities	707,595	(4,124,967)

Effect of exchange rate changes on cash	(38,113)	(192,574)

Net decrease in cash and cash equivalents	(44,187)	(3,069,470)
Cash and cash equivalents at beginning of period	33,626,516	33,892,655
Cash and cash equivalents at end of period	$33,582,329	$30,823,185

Interest paid in cash	$154,692	$294,603

Non-cash investing and financing activities
Issuance of 5,957 and 10,180, respectively, shares of redeemable preferred stock for services rendered	$65,289	$110,249
Issuance of 12,302 and 11,131, respectively, shares of common stock for services rendered	$173,458	$82,369
Conversion (on a one-to-one basis) of 4,599, and 3,660, respectively, shares of redeemable preferred stock to common stock	$2,759	$2,196
Dividends declared but not paid	$1,105,510	$1,101,345
Obligation incurred (paid) for investment in land	$(10,050,000)	$10,050,000
Transfers from inventory to property, plant and equipment and construction in progress	$113,691	$181,875

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

2. Accounting policies

Basis of presentation:

The accompanying condensed consolidated financial statements include the accounts of the Company’s (i) wholly-owned subsidiaries: Aquilex, Inc., Cayman Water Company Limited (“Cayman Water”), Consolidated Water (Belize) Limited (“CW-Belize”), Ocean Conversion (Cayman) Limited (“OC-Cayman”), DesalCo Limited (“DesalCo”), Consolidated Water Cooperatief, U.A. (“CW-Coop”); and (ii) majority-owned subsidiaries: Consolidated Water (Bahamas) Ltd. (“CW-Bahamas”), Consolidated Water (Asia) Pte. Limited, PT Consolidated Water Bali (“CW-Bali”) and N.S.C. Agua, S.A. de C.V. (“NSC”). The Company’s investment in its affiliate, Ocean Conversion (BVI) Ltd. (“OC-BVI”), is accounted for using the equity method. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Foreign currency:

The Company’s reporting currency is the United States dollar (“US$”). The functional currency of the Company and its foreign subsidiaries (other than NSC) is the currency for each respective country. The functional currency for NSC is the US$. The exchange rates between the Cayman Islands dollar, the Belize dollar, and the Bahamian dollar are fixed to the US$. CW-Coop conducts business in US$ and euros, CW-Bali conducts business in US$ and Indonesian rupiahs, and NSC conducts business in US$ and Mexican pesos. The exchange rates for conversion of euros, Indonesian rupiahs and Mexican pesos into US$ vary based upon market conditions. Net foreign currency gains (losses) arising from transactions conducted in foreign currencies were ($61,918) and ($117,309) for the three months ended September 30, 2014 and 2013, respectively, and ($15,238) and ($84,614) for the nine months ended September 30, 2014 and 2013, respectively, and are included in “Other income (expense)” in the accompanying condensed consolidated statements of income.

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

3. Fair value measurements

As of September 30, 2014 and December 31, 2013, the carrying amounts of cash and cash equivalents, certificate of deposit, accounts receivable, accounts payable and other current liabilities, dividends payable and the demand loan payable approximate their fair values due to the nature of these items and their short term maturities. Management considers that the carrying amounts for loans receivable as of September 30, 2014 and December 31, 2013, approximate their fair values as their interest rates approximate market rates for similar instruments.

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

The following table presents the Company’s fair value hierarchy for assets and liabilities measured at fair value as of September 30, 2014 and December 31, 2013:

	September 30, 2014
	Level 1	Level 2	Level 3	Total
Assets:
Recurring
Restricted cash	$498,929	$-	$-	$498,929
Certificate of deposit	-	5,000,000	-	5,000,000
Total recurring	$498,929	$5,000,000	$-	$5,498,929
Nonrecurring
Investment in OC-BVI	$-	$-	$5,956,657	$5,956,657

	December 31, 2013
	Level 1	Level 2	Level 3	Total
Assets:
Recurring
Marketable securities	$8,587,475	$-	$-	$8,587,475
Nonrecurring
Investment in OC-BVI	$-	$-	$6,623,448	$6,623,448

The activity for Level 3 investments for the nine months ended September 30, 2014 was as follows:

Balance as of December 31, 2013	$6,623,448
Profit sharing and equity from earnings of OC-BVI	302,809
Distributions received from OC-BVI	(969,600)
Balance as of September 30, 2014	$5,956,657

4. Segment information

The Company has three reportable segments: retail, bulk and services. The retail segment operates the water utility for the Seven Mile Beach and West Bay areas of Grand Cayman Island pursuant to an exclusive license granted by the Cayman Islands government. The retail segment also includes a retail water operation in Bali, Indonesia that sells water to resort properties. The bulk segment supplies potable water to government utilities in Grand Cayman, the Bahamas and Belize under long-term contracts. The services segment designs, constructs and sells desalination plants, and provides desalination plant management and procurement services, to Company subsidiary and affiliated companies as well as third parties. Consistent with prior periods, we record all non-direct general and administrative expenses in our retail business segment and do not allocate any of these non-direct expenses to our other two business segments.

The Company evaluates each segment’s performance based upon its income (loss) from operations. All intercompany transactions are eliminated for segment presentation purposes.

The Company’s segments are strategic business units that are managed separately because, while all segments derive their revenues from desalination-related activities, each segment sells different products and/or services, serves customers with distinctly different needs and generates different gross profit margins.

	Three Months Ended September 30, 2014
	Retail	Bulk	Services	Total
Revenues	$5,936,623	$9,905,723	$1,178,710	$17,021,056
Cost of revenues	2,945,756	7,113,039	1,261,946	11,320,741
Gross profit (loss)	2,990,867	2,792,684	(83,236)	5,700,315
General and administrative expenses	2,740,209	510,288	734,459	3,984,956
Income (loss) from operations	$250,658	$2,282,396	$(817,695)	1,715,359
Other income, net				274,542
Consolidated net income				1,989,901
Income attributable to non-controlling interests				107,209
Net income attributable to Consolidated Water Co. Ltd. stockholders				$1,882,692

Depreciation and amortization expenses for the three months ended September 30, 2014 for the retail, bulk and services segments were $592,261, $738,405 and $22,474, respectively.

	Three Months Ended September 30, 2013
	Retail	Bulk	Services	Total
Revenues	$5,023,591	$10,239,552	$175,438	$15,438,581
Cost of revenues	2,661,463	7,280,151	270,082	10,211,696
Gross profit (loss)	2,362,128	2,959,401	(94,644)	5,226,885
General and administrative expenses	2,656,217	372,812	1,279,822	4,308,851
Income (loss) from operations	$(294,089)	$2,586,589	$(1,374,466)	918,034
Other income, net				132,465
Consolidated net income				1,050,499
Income attributable to non-controlling interests				141,809
Net income attributable to Consolidated Water Co. Ltd. stockholders				$908,690

Depreciation and amortization expenses for the three months ended September 30, 2013 for the retail, bulk and services segments were $536,229, $805,641 and $73,181, respectively.

	Nine Months Ended September 30, 2014
	Retail	Bulk	Services	Total
Revenues	$18,548,841	$29,831,653	$1,921,004	$50,301,498
Cost of revenues	8,996,615	21,120,498	2,143,599	32,260,712
Gross profit (loss)	9,552,226	8,711,155	(222,595)	18,040,786
General and administrative expenses	8,471,730	1,270,661	3,366,359	13,108,750
Income (loss) from operations	1,080,496	7,440,494	(3,588,954)	4,932,036
Other income, net				742,425
Consolidated net income				5,674,461
Income attributable to non-controlling interests				377,167
Net income attributable to Consolidated Water Co. Ltd. stockholders				$5,297,294

Depreciation and amortization expenses for the nine months ended September 30, 2014 for the retail, bulk and services segments were $1,823,757, $2,215,141 and $79,922, respectively.

	Nine Months Ended September 30, 2013
	Retail	Bulk	Services	Total
Revenues	$17,598,200	$30,258,814	$706,144	$48,563,158
Cost of revenues	8,366,391	21,514,909	836,945	30,718,245
Gross profit (loss)	9,231,809	8,743,905	(130,801)	17,844,913
General and administrative expenses	7,966,975	1,136,021	2,369,553	11,472,549
Income (loss) from operations	1,264,834	7,607,884	(2,500,354)	6,372,364
Other income, net				1,557,060
Consolidated net income				7,929,424
Income attributable to non-controlling interests				424,882
Net income attributable to Consolidated Water Co. Ltd. stockholders				$7,504,542

Depreciation and amortization expenses for the nine months ended September 30, 2013 for the retail, bulk and services segments were $1,555,128, $2,337,766 and $219,544, respectively.

	As of September 30, 2014
	Retail	Bulk	Services	Total
Property plant and equipment, net	$25,727,376	$29,737,581	$576,916	$56,041,873
Construction in progress	1,862,644	997,758	-	2,860,402
Goodwill	1,170,511	2,328,526	-	3,499,037
Investment in land	-	-	20,557,353	20,557,353
Total assets	51,970,909	83,928,479	24,479,583	160,378,971

	As of December 31, 2013
	Retail	Bulk	Services	Total
Property plant and equipment, net	$26,339,461	$31,736,774	$526,651	$58,602,886
Construction in progress	1,181,628	98,807	169,982	1,450,417
Goodwill	1,170,511	2,328,526	-	3,499,037
Investment in land	-	-	13,175,566	13,175,566
Total assets	65,853,375	84,300,971	15,210,508	165,364,854

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

The following summarizes information related to the computation of basic and diluted EPS for the three and nine months ended September 30, 2014 and 2013.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income attributable to Consolidated Water Co. Ltd. Common stockholders	$1,882,692	$908,690	$5,297,294	$7,504,542
Less: preferred stock dividends	(2,777)	(2,885)	(8,722)	(8,655)
Net income available to common shares in the determination of basic earnings per common share	$1,879,915	$905,805	$5,288,572	$7,495,887

Weighted average number of common shares in the determination of basic earnings per common share attributable to Consolidated Water Co. Ltd. common stockholders	14,700,939	14,644,740	14,695,446	14,626,755
Plus:
Weighted average number of preferred shares outstanding during the period	39,348	39,680	38,256	33,888
Potential dilutive effect of unexercised options	23,627	50,496	30,425	21,543
Weighted average number of shares used for determining diluted earnings per common share attributable to Consolidated Water Co. Ltd. common stockholders	14,763,914	14,734,916	14,764,127	14,682,186

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

The Company’s equity investment in OC-BVI amounted to $5,956,657 and $6,623,448 as of September 30, 2014 and December 31, 2013, respectively.

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

Summarized financial information of OC-BVI is presented as follows:

	September 30,	December 31,
	2014	2013
Current assets	$1,963,437	$3,422,328
Non-current assets	5,483,433	5,923,387
Total assets	$7,446,870	$9,345,715

	September 30,	December 31,
	2014	2013
Current liabilities	$284,754	$717,887
Non-current liabilities	1,332,450	1,688,850
Total liabilities	$1,617,204	$2,406,737

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues	$1,153,994	$1,174,629	$3,530,763	$3,588,203
Gross profit	$461,820	$403,815	$1,382,261	$1,403,346
Income from operations	$254,876	$175,386	$650,690	$679,085
Other income (expense), net (1)	$(60,749)	$(40,500)	$(128,002)	$1,456,480
Net income attributable to controlling interests	$187,183	$127,175	$509,555	$2,112,455

__________________

(1) Includes income of $2.0 million related to the Court award - Baughers Bay litigation, for the nine months ended September 30, 2013.

The Company recognized $81,480 and $55,359 in earnings from its equity investment in OC-BVI for the three months ended September 30, 2014 and 2013, respectively. The Company recognized $221,809 and $919,552 in earnings from its equity investment in OC-BVI for the nine months ended September 30, 2014 and 2013, respectively. The Company recognized $30,375 and $20,250 in profit sharing income from its profit sharing agreement with OC-BVI for the three months ended September 30, 2014 and 2013, respectively. The Company recognized $81,000 and $335,361 in profit sharing income from its profit sharing agreement with OC-BVI for the nine months ended September 30, 2014 and 2013, respectively.

For the three months ended September 30, 2014 and 2013, the Company recognized $214,224 and $175,438, respectively, in revenues from its management services agreement with OC-BVI. For the nine months ended September 30, 2014 and 2013, the Company recognized $619,136 and $660,734, respectively, in revenues from its management services agreement with OC-BVI. Revenues from the management services agreement are reflected in the services segment. The Company’s recorded value of this management services agreement, which is reflected as an intangible asset on the Company’s condensed consolidated balance sheet, was approximately $218,000 and $285,000 as of September 30, 2014 and December 31, 2013, respectively.

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

During 2007, the BVI government significantly reduced the amount and frequency of its payments for the water being supplied by OC-BVI and filed a lawsuit with the Eastern Caribbean Supreme Court (the “Court”) seeking ownership of the Baughers Bay plant. OC-BVI filed a counterclaim with the Court that it was entitled to continued possession and operation of the Baughers Bay plant until the BVI government paid OC-BVI approximately $4.7 million, which OC-BVI believed represented the value of the Baughers Bay plant at its expanded production capacity. OC-BVI subsequently filed claims with the Court seeking payment for water sold and delivered to the BVI government through May 31, 2009 at the contract prices in effect before the BVI government asserted its purported right of ownership of the plant.

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

In June 2012, the Appellate Court issued the final ruling with respect to the Baughers Bay litigation. This ruling dismissed the BVI government’s appeal against the previous judgment of the Court awarding $10.4 million for the water supplied, and also awarded OC-BVI compensation for improvements made to the plant in the amount equal to the difference between (i) the value of the Baughers Bay plant at the date OC-BVI transferred possession of the plant to the BVI government and (ii) $1.42 million (the purchase price for the Baughers Bay plant under the 1990 Agreement). OC-BVI was also awarded all of its court costs at the trial level and two-thirds of such costs incurred on appeal. Prior to the final ruling, the BVI government had paid only $5.0 million of the original $10.4 million, and the remaining $5.4 million amount due had increased to approximately $6.7 million by the fourth quarter of 2012 due to the court costs awarded by the Appellate Court and the accrued interest due on the aggregate unpaid balance. The BVI government paid OC-BVI $4.7 million of this amount during the fourth quarter of 2012 and the remaining $2.0 million in January 2013. These amounts paid by the BVI government were recognized in OC-BVI’s earnings in the periods in which they were received. To date, OC-BVI and the BVI government have been unable to reach agreement on the value of the plant at the date it was transferred to the BVI government. While OC-BVI and the BVI government have reached agreement on the appraiser to be employed to value the plant, this valuation work has not yet commenced.

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

During the fourth quarter of 2013, after reassessing what the Company believes will be the future demand for water in Tortola, British Virgin Islands, and the probable sources the BVI government will utilize to meet this demand, the Company determined it appropriate to modify the projections of cash flows for OC-BVI that it uses to estimate the fair value of its investment in OC-BVI by increasing (from those used in prior years) the probabilities assigned to those scenarios that result in a lower supply of water or revenue stream from the Bar Bay plant. Based on these current estimates of OC-BVI’s cash flows and the Company’s resulting estimate of the fair value of its investment in OC-BVI, the Company determined that the carrying value of its investment in OC-BVI exceeded its fair value and recorded an impairment loss on this investment of $200,000. The resulting carrying values of the Company’s investment in OC-BVI of approximately $6.0 million and $6.6 million as of September 30, 2014 and December 31, 2013, respectively, are based on the assumptions that the BVI government will honor its obligations under the Bar Bay agreement and (on a probability-weighted basis) that the BVI government will exercise its option to extend the Bar Bay agreement for seven years beyond its initial term, which expires in 2017.

The $6.0 million carrying value of the Company’s investment in OC-BVI as of September 30, 2014 exceeds the Company’s underlying equity in OC-BVI’s net assets by approximately $2.8 million. The Company accounts for this excess as goodwill. The BVI government is OC-BVI’s sole customer and substantially all of OC-BVI’s revenues are generated from its Bar Bay plant. As the Bar Bay agreement matures and OC-BVI receives (or is determined by the court to not be entitled to receive) the pending Appellate Court award amount assumed due for the value of the Baughers Bay plant, OC-BVI’s expected future cash flows, and therefore its fair value computed under the discounted cash flow method, will decrease. Unless OC-BVI obtains an expansion or other modification of its Bar Bay agreement that results in a significant increase in the estimated future cash flows from its Bar Bay plant, the Company will be required to record impairment losses in future periods to reduce the carrying value of its investment in OC-BVI to its then current fair value. These impairment losses will, in the aggregate, equal the underlying $2.8 million in goodwill reflected in the carrying value of the Company’s investment in OC-BVI and could have a material adverse effect on the Company’s earnings and consolidated statement of operations.

7. N.S.C. Agua, S.A. de C.V.

In May 2010, the Company acquired, through its wholly-owned Netherlands subsidiary, Consolidated Water Cooperatief, U.A. (“Cooperatief”), a 50% interest in N.S.C. Agua, S.A. de C.V. (“NSC”), a development stage Mexican company. The Company has since purchased, through the conversion of a previous loan to NSC, sufficient shares to raise its ownership interest in NSC to 99.9%. NSC was formed to pursue a project encompassing the construction, operation and minority ownership of a 100 million gallon per day seawater reverse osmosis desalination plant to be located in northern Baja California, Mexico and an accompanying pipeline to deliver water to the Mexican potable water infrastructure and the U.S. border. The Company believes such a project can  be successful due to what the Company anticipates will be a growing need for a new potable water supply for the areas of northern Baja California, Mexico and Southern California, United States of America (“U.S.”).

To complete this project, the Company engaged engineering groups with extensive regional and/or technical experience to prepare preliminary designs and cost estimates for the desalination plant and the proposed pipeline and prepare the environmental impact studies for local, state and federal regulatory agencies. The Company also conducted an equipment piloting plant and water data collection program at the proposed feed water source under a Memorandum of Understanding (the “EPC MOU”) with a global engineering, procurement and construction contractor for large seawater desalination plants. NSC is presently seeking contracts with proposed customers in Mexico and the U.S. for the sale of the desalinated water from the project. NSC will be required to accomplish various additional steps before it can commence construction of the plant and pipeline including, but not limited to, obtaining approvals and permits from various governmental agencies in Mexico, securing contracts with its proposed customers to sell water in sufficient quantities and at prices that make the project financially viable, and obtaining equity and debt financing for the project. NSC’s potential customers will also be required to obtain various governmental permits and approvals in order to purchase water from NSC.

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

Under the EPC MOU, the contractor installed and operated an equipment piloting plant and collected water data from the proposed feed water source site in Rosarito Beach, Baja California, Mexico. The EPC MOU required that NSC negotiate exclusively with the contractor for the construction of the 100 million gallon per day seawater reverse osmosis desalination plant and further required payment by NSC to the contractor of up to $500,000 as compensation for the operation and maintenance of the equipment piloting plant should NSC not award the engineering, procurement and construction contract for the project to the contractor. This first phase of the pilot plant testing program was completed in October 2013. NSC decided not to extend the EPC MOU beyond its February 2014 expiration date and paid the contractor $350,000 during the three months ended March 31, 2014 as compensation for the operation and maintenance of the pilot plant. NSC has implemented additional sampling protocols to comply with regulatory requirements in the U.S. and Mexico, and is also coordinating with regulators to assess the need, if any, for further process piloting.

In November 2012, NSC signed a letter of intent with Otay Water District in Southern California to deliver no less than 20 million and up to 40 million gallons of water per day from the plant to the Otay Water District at the border between Mexico and the U.S.

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

Included in the consolidated results of operations are general and administrative expenses from NSC that consist of organizational, legal, accounting, engineering, consulting and other costs relating to NSC’s project development activities. Such expenses amounted to $693,586 and $1,231,419 for the three months ended September 30, 2014 and 2013, respectively, and $3,244,002 and $2,223,291 for the nine months ended September 30, 2014 and 2013, respectively. The assets and liabilities of NSC included in the consolidated balance sheets amounted to approximately $21.8 million and $163,000, respectively, as of September 30, 2014, and approximately $13.7 million and $10.3 million, respectively, as of December 31, 2013.

In August 2014, the State of Baja California enacted new legislation to regulate Public-Private Association projects, which involve a long-term contract between a public sector authority and a private party, such as the contract NSC is willing to enter into in order to develop its desalination plant and pipeline project. Under this new legislation, NSC may submit an unsolicited proposal for its project to Comisión Estatal de Servicios Públicos de Tijuana (“CESPT”) or to such other entity that Baja California’s government designates as competent for this purpose (the “Contracting Authority”). If the Contracting Authority deems the project feasible and the Public-Private Association Projects State Committee grants its authorization, the Contracting Authority is required to conduct a public tender process for the project. The Company presently cannot determine if the Contracting Authority will deem the project feasible, or if a public tender process is commenced, when such process will be completed or whether NSC will be awarded the project.

The Company expects to incur project development costs on behalf of NSC during the remainder of 2014 and in 2015 to submit the unsolicited proposal to CESPT and, if such proposal is successful, to complete the site piloting plant activities, securing feed water and power supplies, completing the engineering and feasibility studies, negotiating customer contracts, obtaining the required rights-of-way and regulatory permits and arranging the project financing.

Despite the expenditures made and the activities completed to date, the Company may ultimately be unsuccessful in its efforts to complete this project.

The Mexico tax authority, the Servicio de Administracion Tributaria (“SAT”), has assessed NSC 3,184,745 Mexican pesos for taxes relating to payments to foreign vendors on which the SAT contends should have been subject to income tax withholdings during NSC’s 2011 tax year. The SAT has also assessed NSC 1,639,001 Mexican pesos in penalties and 913,711 Mexican pesos in surcharges on these payments bringing the total assessment to 5,737,457 Mexican pesos. Such assessment is equivalent to approximately $426,000 as of September 30, 2014 based upon the exchange rate between the US$ and the Mexican peso as of that date.

NSC has retained the assistance of Mexican tax advisers in this matter and believes the assumptions and related work performed by the SAT do not support their tax assessment. As a result, NSC has elected to contest this assessment in Mexico federal tax court. NSC was required to provide an irrevocable letter of credit in the amount of 6,712,634 Mexican pesos as collateral in connection with this tax case. The letter of credit amount includes 975,177 Mexican pesos in additional charges calculated by the SAT to adjust the value of the original assessment to its potential future value at the time when the matter is settled by the tax court.

The restricted cash balance of $498,929 included in the accompanying consolidated September 30, 2014 balance sheet represents cash on deposit with a bank to secure payment of the irrevocable letter of credit.

The Company is presently unable to determine what amount, if any, of this assessment NSC will ultimately be required to pay by the Mexico federal tax court. Consequently, no provision for this potential liability has been made in the accompanying financial statements. Furthermore, if the Mexico federal tax court upholds the assessment made by the SAT for NSC’s 2011 tax year, the SAT may seek to levy an assessment on payments of a similar nature made by NSC during tax years subsequent to 2011.

8. Contingencies

Renewal of Retail License

The Company sells water through its retail operations under a license issued in July 1990 by the Cayman Islands government that grants the Company’s wholly owned subsidiary Cayman Water the exclusive right to provide potable water to customers within its licensed service area. Cayman Water’s service area is comprised of an area on Grand Cayman that includes the Seven Mile Beach and West Bay areas, two of the three most populated areas in the Cayman Islands. For the three months ended September 30, 2014 and 2013, the Company generated approximately 34% and 32%, respectively, of its consolidated revenues and 52% and 45%, respectively, of its consolidated gross profits from the retail water operations conducted pursuant to its exclusive license. For the nine months ended September 30, 2014 and 2013, the Company generated approximately 36% and 36%, respectively, of its consolidated revenues and approximately 54% and 52%, respectively, of its consolidated gross profits from these retail water operations. If Cayman Water is not in default of any of its terms, this license provides Cayman Water with the right of first refusal to renew the license on terms that are no less favorable than those that the government offers to any third party.

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

In July 2012, in an effort to resolve several issues relating to the retail license renewal negotiations, the Company filed an Application for Leave to Apply for Judicial Review (the “Application”) with the Grand Court of the Cayman Islands (the “Court”), seeking declarations that: (i) certain provisions of the Water Authority Law, 2011 and the Water (Production and Supply) Law, 2011, appear to be incompatible and a determination as to how those provisions should be interpreted, (ii) the WAC’s roles as the principal license negotiator, statutory regulator and our competitor put the WAC in a position of hopeless conflict, and (iii) the WAC’s decision to replace the rate structure under our current exclusive license with RCAM was predetermined and unreasonable.

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

The hearing for this judicial review was held on April 1, 2014. Prior to the commencement of the hearing, the parties agreed that the Court should solely be concerned with the interpretation of the statutory provisions. As part of this agreement, the WAC agreed to consider the Company’s submissions on the RCAM model and/or alternative models of pricing. These submissions were made to WAC on June 9, 2014. The Company received a letter from WAC dated September 11, 2014 which fully rejected its submissions and stated that they intend to provide the Company with a draft RCAM license in due course.

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

At the conclusion of the agreement, the WSC has the option to (i) extend the agreement for an additional five years at a rate to be negotiated; (ii) exercise a right of first refusal to purchase any materials, equipment and facilities that CW-Bahamas intends to remove from the site at a purchase price to be negotiated; or (iii) require CW-Bahamas to remove all materials, equipment and facilities from the site. At the request of the government of The Bahamas, CW-Bahamas continues to operate and maintain the Windsor plant on a month-to-month basis to provide the government of The Bahamas with additional time to decide whether or not it will extend CW-Bahamas’ water supply agreement for the Windsor plant on a long term basis. The Company is presently unable to determine if CW-Bahamas’ water supply agreement for its Windsor plant will be further extended or, if extended, on what terms. CW-Bahamas generated approximately $1.5 million and $1.9 million in revenues from the operation of this plant during the three months ended September 30, 2014 and 2013, respectively, and approximately $4.8 million and $5.5 million in revenues from this plant during the nine months ended September 30, 2014 and 2013, respectively.

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

During the fourth quarter of 2013, after reassessing what we believe will be the future demand for water in Tortola, British Virgin Islands, and the probable sources the BVI government will utilize to meet this demand, we determined it appropriate to modify the projections of cash flows for OC-BVI that we use to estimate the fair value of our investment in OC-BVI by increasing (from those used in prior years) the probabilities assigned to those scenarios that result in a lower supply of water or revenue stream from the Bar Bay plant. Based on these current estimates of OC-BVI’s cash flows and our resulting estimate of the fair value of our investment in OC-BVI, we determined that the carrying value of our investment in OC-BVI exceeded its fair value and recorded an impairment loss on this investment of $200,000. The resulting carrying values of our investment in OC-BVI of approximately $6.0 million and $6.6 million as of September 30, 2014 and December 31, 2013, respectively, are based upon the assumptions that the BVI government will honor its obligations under the Bar Bay agreement and (on a probability-weighted basis) that the BVI government will exercise its option to extend the Bar Bay agreement for seven years beyond its initial term, which expires in 2017.

The $6.0 million carrying value of our investment in OC-BVI as of September 30, 2014 exceeds our underlying equity in OC-BVI’s net assets by approximately $2.8 million. We account for this excess as goodwill. The BVI government is OC-BVI’s sole customer and substantially all of OC-BVI’s revenues are generated from its Bar Bay plant. As the Bar Bay agreement matures and OC-BVI receives (or is determined by the court to not be entitled to receive) the pending court award amount assumed due for the value of the Baughers Bay plant, OC-BVI’s expected future cash flows, and therefore its fair value computed under the discounted cash flow method, will decrease. Unless OC-BVI obtains an expansion or other modification of its Bar Bay agreement that results in a significant increase in the estimated future cash flows from its Bar Bay plant, we will be required to record impairment losses in future periods to reduce the carrying value of our investment in OC-BVI to its then current fair value. These impairment losses will, in the aggregate, equal the underlying $2.8 million in goodwill reflected in the carrying value of our investment in OC-BVI and could have a material adverse effect on our earnings and consolidated statement of operations.

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

Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013

Consolidated Results

Net income attributable to our common stockholders for the three months ended September 30, 2014 was $1,882,692 ($0.13 per share on a fully-diluted basis) as compared to $908,690 ($0.06 per share on a fully-diluted basis) for the three months ended September 30, 2013.

Total revenues for the three months ended September 30, 2014 increased to $17,021,056 from the $15,438,581 in revenues generated for the three months ended September 30, 2013, due to increases in revenues for the retail and services segments that more than offset a decrease in revenues for the bulk segment. Gross profit for the three months ended September 30, 2014 was $5,700,315 or 33% of total revenues, as compared to $5,226,885 or 34% of total revenues, for the three months ended September 30, 2013. For further discussion of revenues and gross profit for the three months ended September 30, 2014, see the “Results by Segment” analysis that follows.

General and administrative (“G&A”) expenses on a consolidated basis were $3,984,956 and $4,308,851 for the three months ended September 30, 2014 and 2013, respectively. The primary reason for the decrease in G&A expenses in 2014 was a decrease of approximately $538,000 in the project development expenses for N.S.C. Agua, S.A. de C.V. (“NSC”), our Mexico subsidiary. In addition, the following expense fluctuations contributed to the remaining difference in G&A expenses: $145,000 increase in professional fees as a result of consulting services and $134,000 increase in bank fees due to wire/exchange fees incurred to transfer funds out of The Bahamas to repay intercompany loans.

Interest income increased to $334,499 for the three months ended September 30, 2014 from $232,820 for the three months ended September 30, 2013 due to interest on past due accounts receivables from the Water and Sewerage Corporation of the The Bahamas (“WSC”).

Interest expense for the three months ended September 30, 2014 and 2013 was $70,515 and $117,242, respectively. The decrease in interest expense for 2014 reflects the early redemption on February 17, 2014 of the remaining outstanding balance of our bonds payable.

We recognized earnings and profit sharing on our investment in OC-BVI for the three months ended September 30, 2014 and 2013 of $111,855 and $75,609, respectively.

Results by Segment

Retail Segment:

The retail segment contributed $250,658 to our consolidated income from operations for the three months ended September 30, 2014, as compared to incurring a loss of ($294,089) for the three months ended September 30, 2013 that reduced our consolidated income from operations.

Revenues generated by our retail water operations were $5,936,623 and $5,023,591 for the three months ended September 30, 2014 and 2013, respectively. The increase in retail revenues from 2013 to 2014 resulted primarily from an increase in the total gallons of water sold by our Cayman retail operations of approximately 17%.

Retail segment gross profit was $2,990,867 (50% of revenues) and $2,362,128 (47% of revenues) for the three months ended September 30, 2014 and 2013, respectively. The slight increase in retail gross profit as a percentage of sales reflects the increase in water sales, as a significant portion of our water production expenses are fixed in nature.

Consistent with prior periods, we record all non-direct G&A expenses in our retail business segment and do not allocate any of these non-direct costs to our other two business segments. Retail segment G&A expenses for the three months ended September 30, 2014 and 2013 were $2,740,209 and $2,656,217, respectively. G&A expenses increased from 2013 to 2014 primarily due to an increase of approximately $157,000 in professional fees that was mostly attributable to consulting services.

Our subsidiary, PT Consolidated Water Bali (“CW-Bali”), is presently operating a seawater reverse osmosis plant with a productive capacity of approximately 750,000 gallons per day in Nusa Dua, one of the primary tourist areas of Bali, Indonesia. We built this plant based upon our belief that future water shortages in this area of Bali will eventually enable us to sell all of this plant’s production. We utilized approximately 34% of this plant’s capacity during the three months ended September 30, 2014 selling to customers on a month-to-month basis. As of September 30, 2014, capitalized costs for this plant reflected on our consolidated balance sheet were approximately $3.4 million. The revenues we generated from this plant amounted to approximately $214,000 and $67,000 for the three months ended September 30, 2014 and 2013, respectively. CW-Bali’s operating losses were approximately ($46,000) and ($57,000) for the three months ended September 30, 2014 and 2013, respectively.

Bulk Segment:

The bulk segment contributed $2,282,396 and $2,586,589 to our consolidated income from operations for the three months ended September 30, 2014 and 2013, respectively.

Bulk segment revenues decreased to $9,905,723 for the three months ended September 30, 2014 as compared to $10,239,552 for the three months ended September 30, 2013. The drop in our bulk water revenues in 2014 is attributable to our Bahamas operations, which generated approximately $981,000 less in revenues in 2014 than in 2013 offset by a $615,000 increase in our Cayman operations. The revenue decrease for our Bahamas operations resulted from a decrease in the volume of water sold (primarily from our Blue Hills plant) to the WSC. In 2013, the WSC purchased water volumes from our Blue Hills plant that were significantly higher than the minimum amounts they were required to purchase under the water supply agreement for this plant. However, as a result of water conservation and loss mitigation efforts it has conducted since that time, the WSC has reduced the amount of water lost by its distribution system and consequently decreased the volume of water purchased from our Blue Hills plant in 2014, but continued to purchase more than the contract minimum amount.

Bulk segment gross profit was $2,792,684 (28% of revenues) and $2,959,401 (29% of revenues) for the three months ended September 30, 2014 and 2013, respectively. The decrease in gross profit dollars from 2013 to 2014 resulted from the decrease in revenues. Gross profit as a percentage of sales remained relatively consistent from 2013 to 2014 despite the decrease in revenues because the water sales made in 2013 by our Bahamas operation that exceeded the contractual minimum for the Blue Hills plant generated relatively small gross profits.

Bulk segment G&A expenses were $510,288 and $372,812 for the three months ended September 30, 2014 and 2013, respectively. The increase is primarily due to a $134,000 increase in banking fees resulting from wire/exchange fees incurred to transfer funds out of The Bahamas to repay intercompany loans.

We supplied the aggregate amount of water contracted by the WSC under the water supply agreement for our Windsor plant in July 2013, at which time such agreement, which was scheduled to expire, was extended on a month-to-month basis. See further discussion of the Windsor plant at “Material Commitments, Expenditures and Contingencies.”

Services Segment:

The services segment incurred losses from operations of ($817,695) and ($1,374,466) for the three months ended September 30, 2014 and 2013, respectively. We expect our services segment to continue to incur losses from operations while we continue to fund the project development activities of NSC and/or until such time as we obtain significant new management services agreements or plant construction contracts.

Services segment revenues were $1,178,710 and $175,438 for the three months ended September 30, 2014 and 2013, respectively. Services revenues increased from 2013 to 2014 due to construction revenues generated from our contracts with the Water Authority-Cayman to refurbish their Lower Valley plant and build a plant on Cayman Brac.

Our services segment generated a negative gross profit of ($83,236) and ($94,644) for the three months ended September 30, 2014 and 2013, respectively. The increase in gross profit for 2014 resulted from an increase in sales of consumables stock to OC-BVI.

G&A expenses for the services segment were $734,459 and $1,279,822 for the three months ended September 30, 2014 and 2013, respectively. The decrease in G&A expenses for 2014 as compared to 2013 reflects a decrease of approximately $538,000 in the project development expenses for NSC.

Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013

Consolidated Results

Net income attributable to our common stockholders for the nine months ended September 30, 2014 was $5,297,294 ($0.36 per share on a fully-diluted basis) as compared to $7,504,542 ($0.51 per share on a fully-diluted basis) for the nine months ended September 30, 2013. The decrease in net income in 2014 from 2013 resulted from (i) the higher earnings we recognized in 2013 on our equity investment in OC-BVI, due to OC-BVI’s receipt of a litigation award; and (ii) higher development expenses in 2014 for NSC.

Total revenues for the nine months ended September 30, 2014 increased slightly to $50,301,498 from the $48,563,158 in revenues generated for the nine months ended September 30, 2013, due to increases in revenues for the retail and services segments. Gross profit for the nine months ended September 30, 2014 was $18,040,786 or 36% of total revenues, as compared to $17,844,913, or 37% of total revenues, for the nine months ended September 30, 2013. For further discussion of revenues and gross profit for the nine months ended September 30, 2014, see the “Results by Segment” analysis that follows.

General and administrative (“G&A”) expenses on a consolidated basis were $13,108,750 and $11,472,549 for the nine months ended September 30, 2014 and 2013, respectively. The increase in G&A expenses is primarily due to an increase of approximately $1.0 million in project development expenses incurred by NSC, an increase of approximately $407,000 in professional fees as a result of additional legal fees incurred for the judicial review conducted in connection with our retail license negotiations and incremental consulting services, and an increase of approximately $137,000 in employee costs due to base salary increases.

Interest income increased to $874,203 for the nine months ended September 30, 2014 from $582,704 for the nine months ended September 30, 2013 due to interest on past due accounts receivables from the WSC.

Interest expense for the nine months ended September 30, 2014 and 2013 was $413,783 and $374,512, respectively. The increase in interest expense for 2014 reflects the prepayment premium paid for the early redemption in February 2014 of the remaining outstanding balance on our bonds payable and the amortization of the related bond discount and deferred issuance costs.

We recognized earnings and profit sharing on our investment in OC-BVI for the nine months ended September 30, 2014 and 2013, of $302,809 and $1,254,913, respectively. The additional earnings and profit sharing we recognized in 2013 from this equity investment resulted from the payment by the British Virgin Islands government to OC-BVI in January 2013 of $2.0 million of the amount awarded to OC-BVI as a result of the Baughers Bay litigation. See further discussion of this litigation at Note 6 of the Notes to Condensed Consolidated Financial Statements included at “ITEM 1. FINANCIAL STATEMENTS” of this Quarterly Report.

Results by Segment

Retail Segment:

The retail segment contributed $1,080,496 and $1,264,834 to our income from operations for the nine months ended September 30, 2014 and 2013, respectively.

Revenues generated by our retail water operations increased to $18,548,841 for the nine months ended September 30, 2014 as compared to $17,598,200 for the nine months ended September 30, 2013, due to a 4% increase in the volume of water sold by our Cayman retail operations.

Retail segment gross profit was $9,552,226 (51% of revenues) and $9,231,809 (52% of revenues) for the nine months ended September 30, 2014 and 2013, respectively.

Consistent with prior periods, we record all non-direct G&A expenses in our retail business segment and do not allocate any of these non-direct costs to our other two business segments. Retail segment G&A expenses for the nine months ended September 30, 2014 and 2013 were $8,471,730 and $7,966,975, respectively. G&A expenses increased from 2013 to 2014 primarily due to an increase of $113,000 in employee costs due to base salary increases and an increase of $446,000 in professional fees primarily due to additional legal fees incurred for the judicial review conducted in connection with our retail license negotiations and incremental consulting services.

CW-Bali is presently operating a seawater reverse osmosis plant with a productive capacity of approximately 750,000 gallons per day in Nusa Dua, one of the primary tourist areas of Bali, Indonesia. We built this plant based upon our belief that future water shortages in this area of Bali will eventually enable us to sell all of this plant’s production. We utilized approximately 16% of this plant’s capacity during the nine months ended September 30, 2014, selling to customers on a month-to-month basis. As of September 30, 2014, capitalized costs for this plant reflected on our consolidated balance sheet were approximately $3.4 million. The revenues we generated from this plant amounted to approximately $311,000 and $88,000 for the nine months ended September 30, 2014 and 2013, respectively. CW-Bali’s operating losses were approximately ($288,000) and ($182,000) for the nine months ended September 30, 2014 and 2013, respectively.

Bulk Segment:

The bulk segment contributed $7,440,494 and $7,607,884 to our income from operations for the nine months ended September 30, 2014 and 2013, respectively.

Bulk segment revenues decreased to $29,831,653 for the nine months ended September 30, 2014 as compared to $30,258,814 for the nine months ended September 30, 2013. The drop in our bulk water revenues in 2014 is attributable to our Bahamas operations, which generated approximately $1.7 million less in revenues in 2014 than in 2013 offset by a $1.2 million increase in our Cayman operations. The revenue decrease for our Bahamas operations resulted from a decrease in the volume of water sold (primarily from our Blue Hills plant) to the WSC. In 2013, the WSC purchased water volumes from our Blue Hills plant that were significantly higher than the minimum amounts they were required to purchase under the water supply agreement for this plant. However, as a result of water conservation and loss mitigation efforts it has conducted since that time, the WSC has significantly reduced the amount of water lost by its distribution system and consequently decreased the volume of water purchased from our Blue Hills plant in 2014, but continued to purchase more than the contract minimum amount. The decrease in the revenues from our Bahamas operations was partially mitigated by an increase in revenues from our Cayman bulk operations of approximately $1.2 million as a result of a 22% rise in the volume of water sold.

Bulk segment gross profit was $8,711,155 (29% of revenues) and $8,743,905 (29% of revenues) for the nine months ended September 30, 2014 and 2013, respectively. The gross profit dollars and in gross profit as a percentage of sales from 2013 to 2014 remained consistent due to greater gross profit for our Cayman bulk operations which offset a lower gross profit for our Bahamas bulk operations.

Bulk segment G&A expenses were $1,270,661 and $1,136,021 for the nine months ended September 30, 2014 and 2013, respectively. The increase in bulk G&A expenses for 2014 is primarily due to an increase in banking fees resulting from wire/exchange fees incurred to transfer funds out of The Bahamas to repay intercompany loans.

We supplied the aggregate amount of water contracted by the WSC under the water supply agreement for our Windsor plant in July 2013, at which time such agreement expired and was extended on a month-to-month basis. See further discussion of the Windsor plant at “Material Commitments, Expenditures and Contingencies.”

Services Segment:

The services segment incurred losses from operations of ($3,588,954) and ($2,500,354) for the nine months ended September 30, 2014 and 2013, respectively. We expect our services segment to continue to incur losses from operations while we continue to fund the project development activities of NSC and/or until such time as we obtain significant new management services or plant construction contracts.

Services segment revenues were $1,921,004 and $706,144 for the nine months ended September 30, 2014 and 2013, respectively. Services revenues increased from 2013 to 2014 due to construction revenues generated from our contracts with the Water Authority-Cayman to refurbish their Lower Valley plant and build a plant on Cayman Brac.

Our services segment generated a negative gross profit of ($222,595) and ($130,801) for the nine months ended September 30, 2014 and 2013, respectively. The reduction in gross profit for 2014 resulted from higher engineering expenses and a decline in sales of consumables stock to OC-BVI.

G&A expenses for the services segment were $3,366,359 and $2,369,553 for the nine months ended September 30, 2014 and 2013, respectively. The increase in G&A expenses for 2014 as compared to 2013 reflects an increase of approximately $1.0 million in the project development activities of NSC attributable to a $1.0 million payment on an option agreement to purchase the shares in NSC held by one of its shareholders and a $350,000 payment made to reimburse a construction contractor for pilot testing and water monitoring activities conducted by the contractor on behalf of NSC. Such reimbursement was required due to NSC’s decision not to extend a memorandum of understanding with this contractor. See further discussion of these two payments at Note 7 of the Notes to Condensed Consolidated Financial Statements included at “ITEM 1. FINANCIAL STATEMENTS” of this Quarterly Report.

FINANCIAL CONDITION

The significant changes in the consolidated balance sheet as of September 30, 2014 as compared to December 31, 2013 result from the reduction in the accounts receivable for our Bahamas operations and the purchase of land by our Mexico subsidiary, NSC.

During May 2014, June 2014 and September 2014, the WSC made significant incremental payments to reduce the past due amounts it owed to CW-Bahamas. As a result, CW-Bahamas’ accounts receivable decreased by approximately $6.6 million from December 31, 2013 to September 30, 2014. A portion of these funds were invested in the $5.0 million certificate of deposit reflected on our September 30, 2014 consolidated balance sheet.

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

LIQUIDITY AND CAPITAL RESOURCES

Liquidity Position

Our projected liquidity requirements for the remainder of 2014 include capital expenditures for our existing operations of approximately $2.5 million, $500,000 for debt service on our demand loan payable and approximately $550,000 for NSC’s project development activities. Our liquidity requirements for the rest of 2014 may also include quarterly dividends, if such dividends are declared by our Board. Our dividend payments amounted to approximately $4.4 million for the year ended December 31, 2013 and approximately $3.5 million for the nine months ended September 30, 2014.

During May 2014, we obtained new financing (the proceeds from which were used to fund NSC’s land purchases in May 2014) in the form of a $10.0 million demand loan payable. Assuming the loan is not called by the lender, payments on this loan are due quarterly under a five year amortization schedule with the remaining principal balance due after two years. This loan bears interest at LIBOR plus 1.5%. The outstanding balance on this demand loan payable was $9.5 million as of September 30, 2014.

As of September 30, 2014, we had cash and cash equivalents of approximately $33.6 million and working capital of approximately $41.2 million. We are not presently aware of anything that would lead us to believe that we will not have sufficient liquidity to meet our needs for 2014 and thereafter.

Material Commitments, Expenditures and Contingencies

Renewal of Retail License

We sell water through our retail operations under a license issued in July 1990 by the Cayman Islands government that grants Cayman Water the exclusive right to provide potable water to customers within its licensed service area. As discussed below, this license was set to expire in July 2010 but has since been extended while negotiations for a new license take place. Pursuant to the license, we have the exclusive right to produce potable water and distribute it by pipeline to our licensed service area which consists of two of the three most populated areas of Grand Cayman, the Seven Mile Beach and West Bay areas. For the three months ended September 30, 2014 and 2013, we generated approximately 34% and 32%, respectively, of our consolidated revenues and 52% and 45%, respectively, of our consolidated gross profits from the retail water operations conducted pursuant to our exclusive license. For the nine months ended September 30, 2014 and 2013, we generated approximately 36% and 36%, respectively, of our consolidated revenues and approximately 54% and 52%, respectively, of our consolidated gross profits from these retail water operations. If we are not in default of any of its terms, this license provides us with the right of first refusal to renew the license on terms that are no less favorable than those that the government offers to any third party.

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

In July 2012, in an effort to resolve several issues relating to our retail license renewal negotiations, we filed an Application for Leave to Apply for Judicial Review (the “Application”) with the Grand Court of the Cayman Islands (the “Court”), seeking declarations that: (i) certain provisions of the Water Authority (Amendment) Law, 2011 and the Water (Production and Supply) Law, 2011, appear to be incompatible and a determination as to how those provisions should be interpreted, (ii) the WAC’s roles as the principal license negotiator, statutory regulator and our competitor put the WAC in a position of hopeless conflict, and (iii) the WAC’s decision to replace the rate structure under our current exclusive license with RCAM was predetermined and unreasonable.

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

The hearing for this judicial review was held on April 1, 2014. Prior to the commencement of the hearing, the parties agreed that the Court should solely be concerned with the interpretation of the statutory provisions. As part of this agreement, the WAC agreed to consider our submissions on the RCAM model and/or alternative models of pricing. These submissions were made to WAC on June 9, 2014. We received a letter from WAC dated September 11, 2014 which fully rejected our submissions and stated that they intend to provide us with a draft RCAM license in due course.

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

NSC Agua

In May 2010, we acquired, through our wholly-owned Netherlands subsidiary, Consolidated Water Cooperatief, U.A., (“Cooperatief”) a 50% interest in N.S.C. Agua, S.A. de C.V. (“NSC”), a development stage Mexican company. We have since purchased, through the conversion of a loan we made to NSC, sufficient shares to raise our ownership interest in NSC to 99.9%. NSC was formed to pursue a project encompassing the construction, operation and minority ownership of a 100 million gallon per day seawater reverse osmosis desalination plant to be located in northern Baja California, Mexico and an accompanying pipeline to deliver water to the Mexican potable water infrastructure and the U.S. border. We believe such a project can be successful due to what we anticipate will be a growing need for a new potable water supply for the areas of northern Baja California, Mexico and Southern California, United States of America (“U.S.”).

To complete this project, NSC engaged engineering groups with extensive regional and/or technical experience to prepare preliminary designs and cost estimates for the desalination plant and the proposed pipeline and prepare the environmental impact studies for local, state and federal regulatory agencies. NSC also conducted an equipment piloting plant and water data collection program at the proposed feed water source under a Memorandum of Understanding (the “EPC MOU”) with a global engineering, procurement and construction contractor for large seawater desalination plants. NSC is presently seeking contracts with proposed customers in Mexico and the U.S. for the sale of the desalinated water from the project. NSC will be required to accomplish various additional steps before it can commence construction of the plant and pipeline including, but not limited to, obtaining approvals and permits from various governmental agencies in Mexico, securing contracts with its proposed customers to sell water in sufficient quantities and at prices that make the project financially viable, and obtaining equity and debt financing for the project. NSC’s potential customers will also be required to obtain various governmental permits and approvals in order to purchase water from NSC.

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

Under the EPC MOU, the contractor installed and operated an equipment piloting plant and collected water quality data from the proposed feed water source site in Rosarito Beach, Baja California, Mexico. The EPC MOU required that NSC negotiate exclusively with the contractor for the construction of the 100 million gallon per day seawater reverse osmosis desalination plant, and further required payment by NSC to the contractor of up to $500,000 as compensation for the operation and maintenance of the equipment piloting plant should NSC not award the engineering, procurement and construction contract for the project to the contractor. This first phase of the pilot plant testing program was completed in October 2013. NSC has decided not to extend the EPC MOU beyond its February 2014 expiration date and NSC paid the contractor $350,000 during the three months ended March 31, 2014 as compensation for the operation and maintenance of the pilot plant. NSC has implemented additional sampling protocols to comply with regulatory requirements in the U.S. and Mexico, and is also coordinating with regulators to assess the need, if any, for further process piloting.

In November 2012, NSC signed a letter of intent with Otay Water District in Southern California to deliver no less than 20 million and up to 40 million gallons of water per day from the plant to the Otay Water District at the border between Mexico and the U.S.

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

We include the accounts of NSC in our consolidated financial statements. Included in our consolidated results of operations are general and administrative expenses from NSC, consisting of organizational, legal, accounting, engineering, consulting and other costs relating to NSC’s project development activities. Such expenses amounted to $693,586 and $1,231,419 for the three months ended September 30, 2014 and 2013, respectively, and $3,244,002 and $2,223,291 for the nine months ended September 30, 2014 and 2013, respectively. The assets and liabilities of NSC included in the consolidated balance sheets amounted to approximately $21.8 million and $163,000, respectively, as of September 30, 2014 and approximately $13.7 million and $10.3 million, respectively, as of December 31, 2013.

In August 2014, the State of Baja California enacted new legislation to regulate Public-Private Association projects which involve a long-term contract between a public sector authority and a private party such as the contract NSC is willing to enter into in order to develop its desalination plant and pipeline project. Under this new legislation, NSC may submit an unsolicited proposal for its project to Comisión Estatal de Servicios Públicos de Tijuana (“CESPT”) or to such other entity that Baja California’s government designates as competent for this purpose (the “Contracting Authority”). If the Contracting Authority deems the project feasible and the Public-Private Association Projects State Committee grants its authorization, the Contracting Authority is required to conduct a public tender process for the project. We presently cannot determine if the Contracting Authority will deem the project feasible or, if a public tender process is commenced, when such process will be completed or whether NSC will be awarded the project.

Presently, we estimate that we will expend approximately $550,000 during the remainder of 2014 for NSC’s project development activities. We also expect to incur project development costs on behalf of NSC in 2015 to submit the unsolicited proposal to CESPT and, if such proposal is successful, to complete the site piloting plant activities, securing feed water and power supplies, completing the engineering and feasibility studies, negotiating customer contracts, obtaining the required rights-of-way and regulatory permits and arranging the project financing.

Despite the expenditures we have made and the activities we have completed to date, we may ultimately be unsuccessful in our efforts to complete this project.

The Mexico tax authority, the Servicio de Administracion Tributaria (“SAT”), has assessed NSC 3,184,745 Mexican pesos for taxes relating to payments to foreign vendors on which the SAT contends should have been subject to income tax withholdings during NSC’s 2011 tax year. The SAT has also assessed NSC 1,639,001 Mexican pesos in penalties and 913,711 Mexican pesos in surcharges on these payments bringing the total assessment to 5,737,457 Mexican pesos. Such assessment is equivalent to approximately $426,000 as of September 30, 2014 based upon the exchange rate between the US$ and the Mexican peso as of that date.

NSC has retained the assistance of Mexican tax advisers in this matter and believes the assumptions and related work performed by the SAT do not support their tax assessment. As a result, NSC has elected to contest this assessment in Mexico federal tax court. NSC was required to provide an irrevocable letter of credit in the amount of 6,712,634 Mexican pesos as collateral in connection with this tax case. The letter of credit amount includes 975,177 Mexican pesos in additional charges calculated by the SAT to adjust the value of the original assessment to its potential future value at the time when the matter is settled by the tax court.

The restricted cash balance of $498,929 included in the accompanying September 30, 2014 consolidated balance sheet represents cash on deposit with a bank to secure payment of the irrevocable letter of credit.

We are presently unable to determine what amount, if any, of this assessment NSC will ultimately be required to pay by the Mexico federal tax court. Consequently, no provision for this potential liability has been made in our financial statements. Furthermore, if the Mexico federal tax court upholds the assessment made by the SAT for NSC’s 2011 tax year, the SAT may seek to levy an assessment on payments of a similar nature made by NSC during tax years subsequent to 2011.

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

At the conclusion of the agreement, the WSC has the option to (i) extend the agreement for an additional five years at a rate to be negotiated; (ii) exercise a right of first refusal to purchase any materials, equipment and facilities that CW-Bahamas intends to remove from the site at a purchase price to be negotiated; or (iii) require CW-Bahamas to remove all materials, equipment and facilities from the site. At the request of the government of The Bahamas, we continue to operate and maintain the Windsor plant on a month-to-month basis to provide the government of The Bahamas with additional time to decide whether or not it will extend CW-Bahamas’ water supply agreement for the Windsor plant on a long term basis. We are presently unable to determine if CW-Bahamas’ water supply agreement for its Windsor plant will be further extended or, if extended, on what terms. CW-Bahamas generated approximately $1.5 million and $1.9 million in revenues during the three months ended September 30, 2014 and 2013, respectively, and approximately $4.8 million and $5.5 million in revenues during the nine months ended September 30, 2014 and 2013, respectively, from the operation of the Windsor plant.

Dividends

•	On January 31, 2014, we paid a dividend of $0.075 to shareholders of record on January 1, 2014.

•	On April 30, 2014, we paid a dividend of $0.075 to shareholders of record on April 1, 2014.

•	On July 31, 2014, we paid a dividend of $0.075 to shareholders of record on July 1, 2014.

•	On August 19, 2014, our Board declared a dividend of $0.075 payable on October 31, 2014 to shareholders of record on October 1, 2014.

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

We sell water through our retail operations under a license issued in July 1990 by the Cayman Islands government that grants Cayman Water the exclusive right to provide potable water to customers within its licensed service area. As discussed below, this license was set to expire in July 2010 but has since been extended while negotiations for a new license take place. Pursuant to the license, we have the exclusive right to produce potable water and distribute it by pipeline to our licensed service area which consists of two of the three most populated areas of Grand Cayman, the Seven Mile Beach and West Bay areas. For the three months ended September 30, 2014 and 2013, we generated approximately 34% and 32%, respectively, of our consolidated revenues and 52% and 45%, respectively, of our consolidated gross profits from the retail water operations conducted pursuant to our exclusive license. For the nine months ended September 30, 2014 and 2013, we generated approximately 36% and 36%, respectively, of our consolidated revenues and approximately 54% and 52%, respectively, of our consolidated gross profits from these retail water operations. If we are not in default of any of its terms, this license provides us with the right of first refusal to renew the license on terms that are no less favorable than those that the government offers to any third party.

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

In July 2012, in an effort to resolve several issues relating to our retail license renewal negotiations, we filed an Application for Leave to Apply for Judicial Review (the “Application”) with the Grand Court of the Cayman Islands (the “Court”), seeking declarations that: (i) certain provisions of the Water Authority Law, 2011 and the Water (Production and Supply) Law, 2011, appear to be incompatible and a determination as to how those provisions should be interpreted, (ii) the WAC’s roles as the principal license negotiator, statutory regulator and our competitor put the WAC in a position of hopeless conflict, and (iii) the WAC’s decision to replace the rate structure under our current exclusive license with RCAM was predetermined and unreasonable.

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

The hearing for this judicial review was held on April 1, 2014. Prior to the commencement of the hearing, the parties agreed that the Court should solely be concerned with the interpretation of the statutory provisions. As part of this agreement, the WAC agreed to consider our submissions on the RCAM model and/or alternative models of pricing. These submissions were made to WAC on June 9, 2014. We received a letter from WAC dated September 11, 2014 which fully rejected our submissions and stated that they intend to provide us with a draft RCAM license in due course.

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

We have spent approximately $34.5 million to fund the development costs for a possible project in Mexico and expect to expend significant additional funds in the future to continue to pursue this project. However, we may not be successful in completing this project.

We own (through our wholly-owned Netherlands subsidiary, Consolidated Water Cooperatief, U.A.) a 99.9% interest in N.S.C. Agua, S.A. de C.V. (“NSC”), a development stage Mexico company formed to pursue a project encompassing the construction, operation and minority ownership of a 100 million gallon per day seawater reverse osmosis desalination plant to be located in northern Baja California, Mexico and an accompanying pipeline to deliver water to the Mexican potable water system and the U.S. border. NSC has conducted an equipment piloting plant and water data collection program at the proposed feed water source and is presently seeking contracts with customers in Mexico and the U.S. for the sale of desalinated water from the project. NSC will be required to accomplish various additional steps before it can commence construction of the plant and pipeline including, but not limited to, obtaining approvals and permits from various governmental agencies in Mexico, securing contracts with its proposed customers to sell water in sufficient quantities and at prices that make the project financially viable, and obtaining equity and debt financing for the project. NSC’s potential customers will also be required to obtain various governmental permits and approvals in order to purchase water from NSC. As of September 30, 2014, we have spent approximately $34.5 million on this project.

In August 2014, the State of Baja California enacted new legislation to regulate Public-Private Association projects, which involve a long-term contract between a public sector authority and a private party, such as the contract NSC is willing to enter into in order to develop its desalination plant and pipeline project. Under this new legislation, NSC may submit an unsolicited proposal for its project to Comisión Estatal de Servicios Públicos de Tijuana (CESPT) or to such other entity that Baja California’s government designates as competent for this purpose (the Contracting Authority). If the Contracting Authority deems the project feasible and the Public-Private Association Projects State Committee grants its authorization, the Contracting Authority is required to conduct a public tender process for the project. We presently cannot determine if the Contracting Authority will deem our project feasible or, if a public tender process is commenced, when such process will be completed or whether NSC will be awarded the project.

Despite the expenditures we have made and the activities we have completed to date, we may ultimately be unsuccessful in our efforts to complete this project.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In July 2014, we issued 53 shares of preferred stock to two employees for cash at a price of $11.04 per share. The issuance of the preferred stock to these employees was exempt from registration under Regulation S promulgated under the Securities Act of 1933 (the “Securities Act”) because the shares were issued outside of the United States to non-US persons (as defined in Regulation S).

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

Date: November 10, 2014

