Form 10-K
period 2014-12-31
CONSOLIDATED WATER CO LTD
filed 2015-03-13
CIK 928340

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Yes  ☐       No  ☒

The aggregate market value of common stock held by non-affiliates of the registrant, based on the closing sales price for the registrant’s common shares, as reported on the NASDAQ Global Select Market on June 30, 2014, was $168,523,919.

As of March 9, 2015, 14,715,899 shares of the registrant’s common shares were outstanding.

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

References herein to “we,” “our,” “ours” and “us” refer to Consolidated Water Co. Ltd. and its subsidiaries.

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

Consolidated Water Co. Ltd.’s Netherlands subsidiary conducts business in US$ and euros, its Indonesian subsidiary conducts business in US$ dollars and Indonesian rupiahs, and its Mexico subsidiary conducts business in US$ and Mexican pesos. The exchange rates for conversion of euros, rupiahs and Mexican pesos into US$ vary based upon market conditions.

PART I

ITEM 1. BUSINESS

Overview

We develop and operate seawater desalination plants (that utilize reverse osmosis technology) and water distribution systems in areas where naturally occurring supplies of potable water are scarce or nonexistent. Through our subsidiaries and affiliates, we provide the following services to our customers in the Cayman Islands, The Bahamas, Belize, the British Virgin Islands and Indonesia:

•	Retail Water Operations. We produce and supply water to end-users, including residential, commercial and government customers in the Cayman Islands under an exclusive retail license issued by the Cayman Islands government to provide water in two of the three most populated and rapidly developing areas on Grand Cayman Island. We also have a desalination plant in Bali, Indonesia that sells water to resort properties. In 2014, our retail water operations generated approximately 37% of our consolidated revenues, substantially all of which were generated by our Grand Cayman operations.

•	Bulk Water Operations. We produce and supply water to government-owned distributors in the Cayman Islands, Belize and the Bahamas. In 2014, our bulk water operations generated approximately 60% of our consolidated revenues.

•

Services Operations. We provide engineering and management services for desalination projects, which include the design and construction of desalination plants and the management and operation of desalination plants owned by other companies.  In 2014, our services operations generated approximately 3% of our consolidated revenues. We also own 99.9% of a Mexican company, N.S.C. Agua, S.A. de C.V., (“NSC”) that we formed to develop a project encompassing the construction and operation of a 100 million gallon per day seawater reverse osmosis desalination plant to be located in northern Baja California, Mexico and an accompanying pipeline to deliver water to the Mexican potable water system and the U.S. border. This project is in the development stage and NSC does not presently generate any revenues.

•	Affiliate Operations. We own 50% of the voting rights and 43.5% of the equity rights of Ocean Conversion (BVI) Ltd. (“OC-BVI”), which produces and supplies bulk water to the British Virgin Islands Water and Sewerage Department.

As of December 31, 2014, the number of plants we, or our affiliates, operate in each country and the production capacities of these plants are as follows:

Location	Plants	Capacity(1)
Cayman Islands	7	9.1
Bahamas	3	15.2
Belize	1	0.6
British Virgin Islands	2	0.8
Bali	1	0.8
Total	14	26.5

(1)	In millions of gallons per day.

Strategy

Our strategy is to provide water services in areas where (i) the supply of potable water is scarce and (ii) the production of potable water by reverse osmosis desalination is, or will be, economically viable for customers in those areas. We focus primarily on markets with the following characteristics that make them attractive for our business:

•	inadequate sources of potable water.
•	favorable regulatory and tax environments.
•	a large proportion of tourist properties (which historically have generated higher volume sales than residential properties).
•	growing populations and economies.

We believe that our potential market includes any location with a demand for, but a limited supply of, potable water that has access to seawater. The desalination of seawater is the most widely used process for producing potable water in areas with an insufficient natural supply. In addition, in many locations, desalination is the only commercially viable means to expand the existing water supply. We believe that our experience in the development and operation of reverse osmosis desalination plants provides us with the capabilities to successfully expand our operations beyond our existing markets and we expect to do so in the coming years.

Key elements of our strategy include:

•	Expanding our existing operations in the Cayman Islands, The Bahamas and Belize. We plan to continue to seek new water supply agreements and licenses, renewing our existing supply agreements, and increasing our production levels in our existing markets.

•	Penetrating new markets. We plan to continue to seek opportunities to profitably expand our operations into new markets that have significant unfulfilled demands for potable water. These markets include the rest of the Caribbean, Mexico, Asia and other areas where we can provide water on a profitable basis and in favorable regulatory environments. We may pursue these opportunities either on our own or through joint ventures and strategic alliances.

•	Broadening our existing and future operations into complementary services. We consider opportunities to leverage our water-related expertise to enter complementary service industries as viable complements to our existing business and will pursue such opportunities as they arise. We may pursue these opportunities either on our own or through joint ventures, strategic alliances and/or acquisitions.

Our Company

We conduct our operations in the Cayman Islands, The Bahamas, Belize, the British Virgin Islands, Indonesia, and the United States through the following operating subsidiaries and affiliates:

•	Cayman Water Company Limited (“Cayman Water”). Cayman Water operates under an exclusive retail license granted by the Cayman Islands government to provide water to customers within a prescribed service area on Grand Cayman that includes the Seven Mile Beach and West Bay areas, two of the three most populated areas in the Cayman Islands. The only non-government owned public water utility on Grand Cayman is Cayman Water which owns and operates four desalination plants.

•	Ocean Conversion (Cayman) Limited (“OC-Cayman”). OC-Cayman provides bulk water under various licenses and agreements to the Water Authority-Cayman, a government-owned utility and regulatory agency, which distributes the water to properties located outside our exclusive retail license service area in Grand Cayman. OC-Cayman operates three desalination plants owned by the Water Authority-Cayman.

•	Consolidated Water (Bahamas) Limited (“CW-Bahamas”). We own a 90.9% equity interest in CW-Bahamas, which provides bulk water under long-term contracts to the Water and Sewerage Corporation of The Bahamas, a government agency. CW-Bahamas owns and operates our largest desalination plant and two other desalination plants.

•	Consolidated Water (Belize) Limited (“CW-Belize”). CW-Belize owns and operates one desalination plant and has an exclusive contract to provide bulk water to Belize Water Services Ltd., a water distributor that serves residential, commercial and tourist properties in Ambergris Caye, Belize.

•	Aquilex, Inc. This subsidiary, a United States company, provides financial, engineering and supply chain management support services to our subsidiaries and affiliates.

•	Ocean Conversion (BVI) Ltd. (“OC-BVI”). We own 50% of the voting stock of our affiliate, OC-BVI, a British Virgin Islands company, which sells bulk water to the Government of the British Virgin Islands Water and Sewerage Department. We own an overall 43.5% equity interest in OC-BVI’s profits and certain profit sharing rights that raise our effective interest in OC-BVI’s profits to approximately 45%. OC-BVI also pays our subsidiary DesalCo Limited fees for certain engineering and administrative services. We account for our investment in OC-BVI under the equity method of accounting.

•	DesalCo Limited (“DesalCo”). A Cayman Islands company, DesalCo provides management, engineering and construction services for desalination projects.

•	Consolidated Water (Bermuda) Limited (“CW-Bermuda”). In January 2007, our affiliate, Consolidated Water (Bermuda) Limited (“CW-Bermuda”) entered into a design, build, sale and operating agreement with the Government of Bermuda for a desalination plant to be built in two phases at Tynes Bay along the northern coast of Bermuda. Under the agreement, CW-Bermuda constructed and operated the plant from the second quarter of 2009 through the expiration of the agreement on June 30, 2011. We do not expect to receive any future fees or revenues from CW-Bermuda.

•

Consolidated Water Cooperatief, U.A. (“CW-Cooperatief”) and N.S.C. Agua, S.A. de C.V. (“NSC”).   CW-Cooperatief is a wholly-owned Netherlands subsidiary organized in 2010.  CW-Cooperatief owns a 99.9% interest in NSC, a Mexican company. NSC has been formed to pursue a project encompassing the construction, ownership and operation of a 100 million gallon per day seawater reverse osmosis desalination plant to be located in northern Baja California, Mexico and accompanying pipeline to deliver water to the Mexican potable water system and the U.S. border. The project is currently in the development stage and NSC does not generate any operating revenues.

•	Consolidated Water (Asia) Pte. Limited (“CW-Asia”) and PT Consolidated Water Bali (“CW-Bali”). During 2012 we formed CW-Asia, a 95% owned Singapore company and CW-Bali, an Indonesian company, which is 95% owned by CW-Asia. During 2013, CW-Bali completed construction of a 264,000 gallon per day desalination plant and in 2014 we expanded the capacity of this plant to 790,000 gallons per day. This plant provides water to resort properties in the Nusa Dua area of Bali, Indonesia.

Our Operations

We have three business segments: retail water operations, bulk water operations and services operations. Our retail water operations supply water to end-users, including residential, commercial and government customers. Our bulk water operations supply water to government-owned distributors. Our retail and bulk operations serve customers in the Cayman Islands, The Bahamas, Belize, the British Virgin Islands and Indonesia. Our services operations provide engineering and management services, which include the design and construction of desalination plants and the management and operation of desalination plants.

For fiscal year 2014, our retail water, bulk water and service operations generated approximately 37%, 60% and 3%, respectively, of our consolidated revenues. For information about our business segments and geographical information about our operating revenues and long-lived assets, see Note 16 to our consolidated financial statements at ITEM 8 of this Annual Report.

Retail Water Operations

For fiscal years 2014, 2013 and 2012, our retail water operations accounted for approximately 37%, 36% and 37%, respectively, of our consolidated revenues. This business in the Cayman Islands and Indonesia produces and supplies water to end-users, including residential, commercial and government customers.

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

Under our license, we pay a royalty to the government of 7.5% of our gross retail water sales revenues (excluding energy cost adjustments). The selling prices of water sold to our customers are determined by the license and vary depending upon the type and location of the customer and the monthly volume of water purchased. The license provides for an automatic adjustment for inflation or deflation on an annual basis, subject to temporary limited exceptions, and an automatic adjustment for the cost of electricity on a monthly basis. The Water Authority-Cayman (“WAC”), on behalf of the government, reviews and confirms the calculations of the price adjustments for inflation and electricity costs. If we want to adjust our prices for any reason other than inflation or electricity costs, we have to request prior approval of the Cabinet of the Cayman Islands government. Disputes regarding price adjustments would be referred to arbitration.

This license was set to expire on July 10, 2010; however, we and the Cayman Islands government have extended the license several times in order to provide sufficient time to negotiate the terms of a new license agreement. The most recent extension of our license expires June 30, 2015.

In February 2011, the Water (Production and Supply) Law, 2011 and the Water Authority (Amendment) Law, 2011 (the “New Laws”) were published and are now in full force and effect. Under the New Laws, the WAC will issue any new license, and such new license could include a rate of return on invested capital model as discussed in the following paragraph.

We have been advised in correspondence from the Cayman Islands government and the WAC that: (i) the WAC is now the principal negotiator, and not the Cayman Islands government, in these license negotiations, and (ii) the WAC has determined that a rate of return on invested capital model (“RCAM”) for the retail license is in the best interest of the public and the our customers. RCAM is the rate model currently utilized in the electricity transmission and distribution license granted by the Cayman Islands government to the Caribbean Utilities Company, Ltd. We have advised the Cayman Islands government that we disagree with its position on these two matters.

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

Our submissions on the RCAM model and/or alternative models of pricing were made to the WAC on June 9, 2014. We received a letter from the WAC dated September 11, 2014 which fully rejected our submissions and stated that the WAC intends to provide us with a draft RCAM license in due course. On November 21, 2014, we wrote to the Minister of Works offering to recommence license negotiations on the basis of the RCAM model subject to certain conditions which are: (i) the Government would undertake to amend the current water legislation to provide for an independent regulator and a fair and balanced regulatory regime more consistent with that provided under the electrical utility regulatory regime, (ii) the Government and we would mutually appoint an independent referee and chairman of the negotiations, (iii) our new license would provide exclusivity for the production and provision of all piped water, both potable and non-potable, within our Cayman Islands license area, (iv) the Government would allow us to submit our counter proposal to the WAC’s June 2010 RCAM license draft, and (v) the principle of subsidization of residential customer rates by commercial customer rates would continue under a new license. To date, we have not received a response to our letter.

As a result of the Court’s ruling and our subsequent offer to recommence negotiations on the basis of the RCAM model, we expect to recommence license negotiations with the Government of the Cayman Islands and WAC in the near future.

See further discussion of this matter at ITEM 1.A. RISK FACTORS and ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Facilities

Our retail operations in the Cayman Islands produce potable water at four reverse osmosis seawater conversion plants in Grand Cayman located at our Abel Castillo Water Works (“ACWW”), Britannia and West Bay sites. We own the land for our ACWW and West Bay plants and have entered into a lease for the land for our Britannia plant that expires January 1, 2027. The current production capacity of the two plants located at ACWW is 2.2 million gallons of water per day. The production capacity of the Britannia plant is 715,000 gallons of water per day. The production capacity of the West Bay plant is 910,000 gallons of water per day.

Electricity to our plants is supplied by Caribbean Utilities Co. Ltd., a publicly traded utility company. We maintain diesel engine-driven standby generators at all four retail plant sites with sufficient capacity to operate our distribution pumps and other essential equipment during any temporary interruptions in electricity supply. Standby generation capacity is available at our West Bay plant and ACWW plants to operate a portion of the water production capacity as well.

In the event of an emergency, our distribution system is connected to the distribution system of the WAC. In prior years, we have purchased water from the WAC for brief periods of time and have also sold potable water to the WAC from our retail plants.

Our pipeline system on Grand Cayman covers the Seven Mile Beach and West Bay areas and consists of approximately 90 miles of potable water pipeline. We extend our distribution system periodically as demand warrants. We have a main pipe loop covering the Seven Mile Beach and West Bay areas. We place extensions of smaller diameter pipe off our main pipe to service new developments in our service area. This system of building branches from the main pipe keeps construction costs low and allows us to provide service to new areas in a timely manner. Developers are responsible for laying the pipeline within their developments at their own cost, but in accordance with our specifications. When a development is completed, the developer then transfers operation and maintenance of the pipeline to us.

Customers

We enter into contracts with hotels, condominiums, residential homes and other properties located in our existing licensed area to provide potable water. In the Seven Mile Beach area, our primary customers are the hotels and condominium complexes that serve the tourist industry. In the West Bay area, our primary customers are residential homes.

We bill our customers on a monthly basis based on metered consumption and bills are typically collected within 30 to 35 days after the billing date. Receivables not collected within 45 days subject the customer to disconnection from water service. In 2014, 2013 and 2012, bad debts represented less than 1% of our total annual retail sales. In addition to their past due invoice balance, customers that have had their service disconnected must pay re-connection charges.

Historically, demand on our pipeline distribution has varied throughout the year. Demand depends upon the number of tourists visiting and the amount of rainfall during any particular time of the year. In general, the majority of tourists come from the United States during the winter months.

Developing Retail Operations in Indonesia

During the latter half of 2012, we commenced, through our subsidiary, PT Consolidated Water Bali, the construction of a seawater reverse osmosis (“SWRO”) plant with an initial capacity of 264,000 gallons per day in Nusa Dua, one of the primary tourist areas of Bali, Indonesia. Nusa Dua has a target customer profile consisting of tourist resorts and luxury/vacation residences comparable to our retail service area on Grand Cayman. We believe the water demands of these properties in Nusa Dua already exceed the supply capacity of the local public water utility, will soon exceed other local sources (such as wells), and that other areas of Bali will also eventually experience fresh water shortages. However, as SWRO has not been employed to any meaningful extent in Bali, we concluded that to obtain customers in Bali we must first demonstrate the viability of SWRO as well as our capabilities and expertise. Consequently, we elected to construct this plant before obtaining water supply agreements for its production. During 2014, we expanded the capacity of this plant to 790,000 gallons per day. We believe sufficient demand exists in Nusa Dua to enable us to sell all of the plant’s capacity, although we cannot assure that we will be able to do so. As of December 31, 2014, the capitalized costs for this plant reflected on our consolidated balance sheet were approximately $3.3 million.

Bulk Water Operations

For fiscal years 2014, 2013 and 2012, our bulk water operations accounted for approximately 60%, 63% and 62%, respectively, of our consolidated revenues and are comprised of businesses in the Cayman Islands, The Bahamas and Belize. These businesses produce potable water from seawater and sell this water to governments and private customers.

Bulk Water Operations in the Cayman Islands

We sell bulk water in the Cayman Islands through our wholly-owned subsidiary OC-Cayman.

Facilities

We sell water to the Water Authority-Cayman (“WAC”) from three reverse osmosis seawater conversion plants in Grand Cayman that are owned by the WAC but designed, built and operated by OC-Cayman: the Red Gate, North Sound and North Side Water Works plants, which have production capacities of approximately 1.3 million, 1.6 million and 2.4 million gallons of water per day, respectively. We also operated and sold water from the Lower Valley plant, which is owned by the WAC and had a production capacity of 1.1 million gallons per day, through the January 2013 expiration date of our operating contract for that plant. The WAC now operates the Lower Valley plant. The plants that we operate for the WAC are located on land owned by the WAC.

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

Facilities

We own the reverse osmosis seawater conversion plant in Belize and lease the land on which our plant is located from the Belize government at an annual rent of BZE$1.00. The land lease expires in March 2026. The production capacity of the plant is 600,000 gallons of water per day.

Electricity to our plant is supplied by Belize Electricity Limited. At the plant site, we maintain a diesel engine-driven, standby generator with sufficient capacity to operate our water production equipment during any temporary interruption in the electricity supply.

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

We have an exclusive contract with BWSL to supply a minimum of 2.03 million gallons of water per week or, upon demand, up to 2.94 million gallons per week, on a take-or-pay basis. This contract expires on March 23, 2026. BWSL has the right, with six months advance notice before the expiration date, to renew the contract for a further 25-year period on the same terms and conditions.

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

We supply water from the Blue Hills plant, our Company’s largest seawater conversion facility with a capacity of 12.0 million gallons per day under the terms of a water supply agreement with the WSC that expires March 2032.

The Bimini plant has a capacity of 115,000 gallons per day and supplies water to a private resort under a water supply agreement that expires in December 2020.

The high pressure pumps for our Windsor and Blue Hills plants in the Bahamas are diesel engine-driven. Electricity for the remainder of our plant operations is supplied by Bahamas Electricity Corporation. We maintain a standby generator with sufficient capacity to operate essential equipment at our Windsor and Blue Hills plants and are able to produce water with these plants during temporary interruptions in the electricity supply.

Customers

We provide bulk water to the WSC, which distributes the water through its own pipeline system to residential, commercial and tourist properties on the Island of New Providence.

Pursuant to a water supply agreement, we are required to provide the WSC with at least 16.8 million gallons per week of potable water from the Windsor plant, and the WSC had contracted to purchase at least that amount on a take-or-pay basis. This water supply agreement was scheduled to expire when we delivered the total amount of water required under the agreement in July 2013, but has been extended on a month-to-month basis. At the conclusion of the agreement, the WSC has the option to:

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

Under the terms of the water supply agreement for our Blue Hills plant, we are required to deliver and the WSC is required to purchase a minimum of 63.0 million gallons per week. The term of the Blue Hills water supply agreement expires the later of March 2032 or the date we deliver the total amount of water required under the agreement. At the conclusion of the agreement, the WSC has the option to:

•	extend the agreement for an additional five years at a rate to be negotiated;
•	exercise a right of first refusal to purchase any materials, equipment and facilities that CW-Bahamas intends to remove from the site, and negotiate a purchase price with CW-Bahamas; or
•	require CW-Bahamas to remove all materials, equipment and facilities from the site.

Services Operations

For fiscal years 2014, 2013 and 2012, our services operations accounted for approximately 3%, 1% and 1%, respectively, of our consolidated revenues and are comprised of businesses providing services in the Cayman Islands, The Bahamas, the British Virgin Islands and (through June 30, 2011) Bermuda. These businesses provide engineering and management services, including designing and constructing desalination plants, and managing and operating plants owned by affiliated companies.

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

Affiliate Operations

Our affiliate, OC-BVI, sells water to the Government of the British Virgin Islands Water and Sewerage Department (“BVIW&S”). We own 50% of the voting shares of OC-BVI and have an overall 43.5% equity interest in the profits of OC-BVI. We also own separate profit sharing rights in OC-BVI that raise our effective interest in OC-BVI’s profits from 43.5% to approximately 45%. Sage Water Holdings (BVI) Limited (“Sage”) owns the remaining 50% of the voting shares of OC-BVI and the remaining 55% interest in its profits. Under the Articles of Association of OC-BVI, we have the right to appoint three of the six directors of OC-BVI. Sage is entitled to appoint the remaining three directors. In the event of a tied vote of the directors, the President of the Caribbean Water and Wastewater Association, a regional trade association comprised primarily of government representatives, is entitled to appoint a junior director to cast a deciding vote.

We provide certain engineering and administrative services to OC-BVI for a monthly fee and a bonus arrangement which provides for payment of 4.0% of the net operating income of OC-BVI.

We account for our interests in OC-BVI using the equity method of accounting.

Customers

OC-BVI sells bulk water to BVIW&S, which distributes the water through its own pipeline system to residential, commercial and tourist properties on the islands of Tortola and Jost Van Dyke in the British Virgin Islands.  OC-BVI provides operating, engineering and procurement services for the Baughers Bay plant under a short-term agreement with Sage.

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

Reverse Osmosis Technology

The conversion of seawater to potable water is called desalination. The two primary forms of desalination are distillation and reverse osmosis. Both methods are used throughout the world and technologies are improving to lower the costs of production. Reverse osmosis is a fluid separation process in which the saline water (i.e. seawater) is pressurized and the fresh water is separated from the saline water by passing through a semi-permeable membrane which rejects the salts. The saline water is first passed through a pretreatment system, which generally consists of fine filtration and treatment chemicals, if required. Pre-treatment removes suspended solids and organics which could cause fouling of the membrane surface. Next, a high-pressure pump pressurizes the saline water thus enabling approximately 40% conversion of the saline water to fresh water as it passes through the membrane, while more than 99% of the dissolved salts are rejected and remain in the now concentrated saline water. This concentrate is discharged without passing through the membrane; however, the remaining hydraulic energy in the concentrate is transferred to the initial saline feed water with an energy recovery device thus reducing the total energy requirement for the reverse osmosis system. The final step is post-treatment, which consists of stabilizing the produced fresh water (thereby removing undesirable dissolved gases), adjusting the pH and providing chlorination to prepare it for distribution.

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

Under the current laws of the Commonwealth of The Bahamas, no income, corporation, capital gains or other taxes are payable by us. We are required to pay an annual business license fee (the calculation of which is based on our preceding year’s financial statements) which to date has not been material to the results of our Bahamas operations.

Belize

Belize achieved full independence from the United Kingdom in 1981. Today, Belize is a constitutional monarchy with the adoption of a constitution in 1981. Based on the British model with three independent branches, the Queen of England is the constitutional head of state, represented by a Governor General. A Prime Minister and cabinet make up the executive branch, while a 31 member elected House of Representatives and a 13 member appointed Senate form a bicameral legislature. The cabinet consists of a prime minister, other ministers and ministers of state who are appointed by the Governor-General on the advice of the Prime Minister, who has the support of the majority party in the House of Representatives. Belize is an English common law jurisdiction with a Supreme Court, Court of Appeals and local Magistrate Courts.

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

Bali, Indonesia

Bali is an Indonesian island with a population of over four million located between Java to the west and Lombok to the east. Bali is one of the world’s premier island tourist destinations, home to numerous four and five star resorts. Bali is renowned for its highly developed arts, beautiful surroundings (both mountain and coastal areas), diverse tourist attractions, excellent international and local restaurants, and the friendliness of the local people. Under the current laws of Bali, Indonesia, we are subject to corporate income taxes.

Market and Service Area

Although we currently operate in the Cayman Islands, Belize, the British Virgin Islands, The Commonwealth of The Bahamas, and Indonesia, we believe that our potential market consists of any location where a need exists for potable water and with access to seawater or brackish water. The desalination of seawater, either through distillation or reverse osmosis, is the most widely used process for producing potable water in areas with an insufficient natural supply. We believe our experience in the development and operation of reverse osmosis desalination plants provides us with a significant opportunity to successfully expand our operations beyond the markets in which we currently operate.

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

According to the most recent information published by the Economics and Statistics Office of the Cayman Islands Government, the population of the Cayman Islands was estimated in December 2013 to be approximately 55,691. According to the figures published by the Department of Tourism Statistics Information Center, during the year ended December 31, 2014, tourist air arrivals increased by 10.8% and tourist cruise ship arrivals increased by 16.9% compared to 2013.

Total visitors for the year increased from 1.7 million in 2013 to 2.0 million in 2014. We believe that our water sales in the Cayman Islands are more positively impacted by stay-over tourists that arrive by air than by those arriving by cruise ship, since cruise ship tourists generally only visit the island for one day or less and do not remain on the island overnight.

The Bahamas. On South Bimini Island in The Bahamas, we supply water to a private developer and do not have competitors. GE Water operates a seawater desalination plant on North Bimini Island and other small family islands. We competed with companies such as GE Water, Veolia, IDE, OHL Inima and Biwater for the contract with the Bahamian government to build and operate a seawater desalination plant at Blue Hills, New Providence, Bahamas. We expect to compete with these companies and others for future water supply contracts in The Bahamas.

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

Competition

Cayman Islands. Pursuant to our license granted by the Cayman Islands government, we have the exclusive right to provide potable, piped water within our licensed service area on Grand Cayman. At the present time, we are the only non-government-owned public water utility on Grand Cayman. The Cayman Islands government, through the Water Authority-Cayman, supplies water to parts of Grand Cayman located outside of our licensed service area. Although we have no competition within our exclusive retail license service area for potable water, our ability to expand our service area is at the discretion of the Cayman Island government. Private residences and commercial multi-unit dwellings up to four units may install water making equipment for their own use. Water plants on premises within our license area and serving only their premises in existence prior to 1991 can be maintained but not replaced or expanded. We are aware of only one such plant currently in operation. The Cayman Islands government, through the Water Authority-Cayman, supplies water to parts of Grand Cayman outside of our licensed service area. We have competed with such companies as GE Water, Veolia, and IDE for bulk water supply contracts with the Water Authority-Cayman.

The Bahamas. On South Bimini Island in The Bahamas, we supply water to a private developer and do not have competitors. GE Water operates a seawater desalination plant on North Bimini Island and other small islands. We competed with companies such as GE Water, Veolia, IDE, OHL Inima and Biwater for the contract with the Bahamian government to build and operate a seawater desalination plant at Blue Hills, New Providence, Bahamas. We expect to compete with these companies and others for future water supply contracts in The Bahamas.

Belize. On Ambergris Caye in Belize, our water supply contract with Belize Water Services Limited is exclusive, and Belize Water Services Limited cannot seek contracts with other water suppliers, or produce water itself, to meet their future needs in San Pedro, Ambergris Caye, Belize.

British Virgin Islands. In the British Virgin Islands, GE Water operates seawater desalination plants in West End and Sea Cows Bay, Tortola, and on Virgin Gorda and generally bids against OC-BVI for projects. In 2010, Biwater PLC negotiated a 16 year contract on a sole sourced basis, pursuant to which it has constructed and is operating a 2.75 million gallon per day desalination plant in Tortola for the British Virgin Islands government.

Bali, Indonesia. In Bali, we compete against local water treatment equipment suppliers who provide services to individual resort properties.

To implement our growth strategy outside our existing operating areas, we will have to compete with some of the same companies we competed with for the Blue Hills project in Nassau, Bahamas such as GE Water, Veolia, IDE Technologies, GS Inima, and Biwater as well as other smaller companies.  Some of these companies currently operate in areas in which we would like to expand our operations and already maintain worldwide operations having greater financial, managerial and other resources than our company. We believe that our low overhead costs, knowledge of local markets and conditions and our efficient manner of operating desalinated water production and distribution equipment provide us with the capabilities to effectively compete for new projects in the Caribbean basin and other select markets.

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

The Bahamas, Belize, and British Virgin Islands. With respect to our Bahamas and Belize operations and OC-BVI’s British Virgin Islands operations, we and OC-BVI are required by our water supply contracts to take all reasonable measures to prevent pollution of the environment. We are licensed by the Belize and Bahamian governments to discharge concentrated seawater, which is a by-product of our desalination process, into deep disposal wells. OC-BVI is licensed by the British Virgin Islands government to discharge concentrated seawater into the sea. At several of our locations hydrogen sulfide gas is present in the seawater and we operate our plants in a manner so as to minimize the emission of airborne gas into the environment.

We are not aware of any existing or pending environmental legislation which may affect our operations. To date, we have not received any complaints from any regulatory authorities.

Employees

As of March 9, 2015, we employed a total of 119 persons, 67 in the Cayman Islands, 18 in The Bahamas, 22 in the United States, seven in Belize and five in Asia. We also managed the eight employees of OC-BVI in the British Virgin Islands. We have 10 management employees and 33 administrative and clerical employees. The remaining employees are engaged in engineering, purchasing, plant maintenance and operations, pipe laying and repair, leak detection, new customer connections, meter reading and laboratory analysis of water quality. None of our employees is a party to a collective bargaining agreement. We consider our relationships with our employees to be good.

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

In the Cayman Islands, we provide water to retail customers under a license issued to us in July 1990 by the Cayman Islands government that grants us the exclusive right to provide water to retail customers within our licensed service area. Our service area is comprised of an area on Grand Cayman that includes the Seven Mile Beach and West Bay areas, two of the three most populated areas in the Cayman Islands. For the year ended December 31, 2014, we generated approximately 36% of our consolidated revenues and 53% of our consolidated gross profits from the retail water operations conducted pursuant to our exclusive license. If we are not in default of any of its terms, the license provides us with the right of first refusal to renew the license on terms that are no less favorable than those that the government offers to any third party.

This license was set to expire on July 10, 2010; however, we and the Cayman Islands government have extended the license several times in order to provide sufficient time to negotiate the terms of a new license agreement. The most recent extension of our license expires June 30, 2015.

In February 2011, the Water (Production and Supply) Law, 2011 and the Water Authority (Amendment) Law, 2011 (the “New Laws”) were published and are now in full force and effect. Under the New Laws, the Water Authority-Cayman (“WAC”) will issue any new license, and such new license could include a rate of return on invested capital model, as discussed in the following paragraph.

We have been advised in correspondence from the Cayman Islands government and the WAC that: (i) the WAC is now the principal negotiator, and not the Cayman Islands government, in these license negotiations, and (ii) the WAC has determined that a rate of return on invested capital model (“RCAM”) for the retail license is in the best interest of the public and our customers.  RCAM is the rate model currently utilized in the electricity transmission and distribution license granted by the Cayman Islands government to the Caribbean Utilities Company, Ltd. We have advised the Cayman Islands government that we do not agree with its position on these two matters.

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

Our submissions on the RCAM model and/or alternative models of pricing were made to the WAC on June 9, 2014. We received a letter from the WAC dated September 11, 2014 which fully rejected our submissions and stated that the WAC intend to provide us with a draft RCAM license in due course. On November 21, 2014, we wrote to the Minister of Works offering to recommence license negotiations on the basis of the RCAM model subject to certain conditions which are: (i) the Government would undertake to amend the current water legislation to provide for an independent regulator and a fair and balanced regulatory regime more consistent with that provided under the electrical utility regulatory regime, (ii) the Government and we would mutually appoint an independent referee and chairman of the negotiations, (iii) our new license would provide exclusivity for the production and provision of all piped water, both potable and non-potable, within our Cayman Islands license area, (iv) the Government would allow us to submit our counter proposal to the WAC’s June 2010 RCAM license draft, and (v) the principle of subsidization of residential customer rates by commercial customer rates would continue under a new license. To date, we have not received a response to our letter.

As a result of the Court’s ruling and our subsequent offer to recommence negotiations on the basis of the RCAM model, we expect to recommence license negotiations with the Government of the Cayman Islands and WAC in the near future.

If we do not ultimately enter into a new license agreement and no other party is awarded a license, we expect to be permitted to continue to supply water to our service area.

The Cayman Islands government could offer a third party a license to service some or all of our present service area. In such event, we may assume the license offered to the third party by exercising our right of first refusal.  However, the terms of any new license agreement may not be as favorable to us as the terms under which we are presently operating and could materially reduce the operating income and cash flows that we have historically generated from our retail license and could require us to record an impairment loss to reduce the $3,499,037 carrying value of our goodwill. Such impairment loss could be material to our consolidated results of operations.

We rely on fixed-term water supply agreements with our bulk customers in the Cayman Islands, Belize and The Bahamas, which may not be renewed or may be renewed on terms less favorable to us.

All of our bulk water supply agreements are for fixed terms ranging originally from seven to 23 years and with a range of less than one to 18 years remaining. Upon expiration, these agreements may not be renewed or may be renewed on terms less favorable to us. In addition, certain of these agreements for plants not owned by us provide for our customers to take over the operations of the plant upon expiration of the contract term. If this occurs, we may no longer generate income from such plants. In instances where we own the plant that produces the water under an agreement that is not renewed or renewed with lower production quantities, we may not be able to find a new customer for the plant’s excess production capacity. If our fixed-term agreements are not renewed or are renewed on terms less favorable to us, our results of operations, cash flows and financial condition could be adversely affected.

The water supply agreement with the Water and Sewerage Corporation of The Bahamas (“WSC”) for our Windsor plant was scheduled to expire with the delivery of the total amount of water required under the agreement in July 2013, but has since been extended on a month-to-month basis. At the request of the government of The Bahamas, we continue to maintain and operate the Windsor plant to provide the government of The Bahamas with additional time to decide whether or not to enter into a long term water supply agreement with us for the Windsor plant. We generated $6.2 million in revenues from this plant during the year ended December 31, 2014.

We have spent approximately $35.2 million to fund the development costs for a possible project in Mexico and expect to expend significant additional funds in 2015 and 2016 to continue to pursue this project.  However, we may not be successful in completing this project.

We own (through our wholly-owned Netherlands subsidiary, Consolidated Water Cooperatief, U.A.) a 99.9% interest in N.S.C. Agua, S.A. de C.V. (“NSC”), a development stage Mexico company formed to pursue a project encompassing the construction, operation and minority ownership of a 100 million gallon per day seawater reverse osmosis desalination plant to be located in northern Baja California, Mexico and an accompanying pipeline to deliver water to the Mexican potable water system and the U.S. border. NSC has conducted an equipment piloting plant and water data collection program at the proposed feed water source and is presently seeking contracts with customers in Mexico and the U.S. for the sale of desalinated water from the project. NSC will be required to accomplish various additional steps before it can commence construction of the plant and pipeline including, but not limited to, obtaining approvals and permits from various governmental agencies in Mexico, securing contracts with its proposed customers to sell water in sufficient quantities and at prices that make the project financially viable, and obtaining equity and debt financing for the project. NSC’s potential customers will also be required to obtain various governmental permits and approvals in order to purchase water from NSC. As of December 31, 2014, we have spent approximately $35.2 million on this project.

In August 2014, the State of Baja California enacted new legislation to regulate Public-Private Association projects, which involve the type of long-term contract between a public sector authority and a private party NSC is required to obtain to complete its desalination plant and pipeline project. Under this new legislation, NSC may submit an unsolicited proposal for its project to Comisión Estatal de Servicios Públicos de Tijuana (“CESPT”) or to such other entity that Baja California’s government designates as competent for this purpose (the “Contracting Authority”). If the Contracting Authority deems the project feasible and the Public-Private Association Projects State Committee grants its authorization, the Contracting Authority is required to conduct a public tender process for the project. We presently cannot determine if the Contracting Authority will deem our project feasible or, if a public tender process is commenced, when such process will be completed or whether NSC will be awarded the project.

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

During the fourth quarter of 2014, after reassessing and revising our probability-weighted estimates of OC-BVI’s future cash flows and our resulting estimate of the fair value of our investment in OC-BVI, we determined that the carrying value of our investment in OC-BVI exceeded its fair value and recorded an impairment loss on this investment of $860,000. The resulting $5.2 million carrying value of our investment in OC-BVI as of December 31, 2014 assumes that the BVI government will honor its obligations under the Bar Bay agreement and also assumes (on a probability-weighted basis) that the (i) BVI government will exercise its option to extend the Bar Bay agreement for seven years beyond its initial term, which expires February 2017, and (ii) OC-BVI will receive the pending amount (as estimated by us) awarded by the Eastern Caribbean Court of Appeals for the value of the Baughers Bay plant previously transferred by OC-BVI to the BVI government.

The remaining $5.2 million carrying value of our investment in OC-BVI as of December 31, 2014 exceeds our underlying equity in OC-BVI’s net assets by approximately $2.0 million. We account for this excess as goodwill. The BVI government is OC-BVI’s sole customer and substantially all of OC-BVI’s revenues are generated from its Bar Bay plant. As the Bar Bay agreement matures to its February 2017 expiration date and OC-BVI receives (or is determined by the court to not be entitled to receive) the pending court award amount assumed due for the value of the Baughers Bay plant, OC-BVI’s expected future cash flows, and therefore its fair value computed under the discounted cash flow method, will decrease. Unless OC-BVI obtains an expansion or other modification of its Bar Bay agreement that results in a significant increase in the estimated future cash flows from its Bar Bay plant, we will be required to record impairment losses in 2015 and 2016 to reduce the carrying value of our investment in OC-BVI to its then current fair value.  These impairment losses will, in the aggregate, at least equal the underlying $2.0 million in goodwill reflected in the carrying value of our investment in OC-BVI. The losses we record for our investment in OC-BVI in the future will exceed this $2.0 million if OC-BVI ultimately ceases operations at its Bar Bay plant, as OC-BVI will be required to record an impairment loss to reduce the carrying value of its Bar Bay plant to its then estimated fair value. OC-BVI’s aggregate carrying value of the assets that comprise its Bar Bay plant was approximately $5.1 million as of December 31, 2014. Future impairment losses for our investment in OC-BVI and our equity in any future operating losses incurred by OC-BVI could have a material adverse effect on our consolidated results of operations.

We have constructed a desalination plant in Bali, Indonesia prior to obtaining water supply agreements for its production. If we are ultimately unable to generate sufficient revenues from this plant we will be required to record an impairment loss against its carrying value.

Through our subsidiary, PT Consolidated Water Bali, we have constructed a seawater reverse osmosis (“SWRO”) plant in Nusa Dua, one of the primary tourist areas of Bali, Indonesia. Nusa Dua has a target customer profile consisting of tourist resorts and vacation/luxury residences comparable to our retail service area on Grand Cayman. We believe the water demands of these properties in Nusa Dua will soon exceed the water supplies that can be provided to the area by the local public water utility, and that other areas of Bali will also eventually experience fresh water shortages. However, as SWRO has not been employed to any meaningful extent in Bali, we concluded that to obtain customers in Bali we must first demonstrate the viability of SWRO as well as our capabilities and expertise. Consequently, we elected to construct this plant before obtaining water supply agreements for its production. As of December 31, 2014, the capitalized costs for this plant reflected on our consolidated balance sheet were approximately $3.3 million. If we are ultimately unable to generate sufficient revenues from this plant we will be required to record an impairment loss against its carrying value. Such impairment loss could have a material adverse impact on our results of operations.

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

Our top two bulk water customers, the Water Authority-Cayman and the Water and Sewerage Corporation of The Bahamas, accounted for approximately 15% and 40%, respectively, of our consolidated revenues for the year ended December 31, 2014.  If either of these customers terminate or decide not to renew their contracts with us, or renew such contracts on terms that are less favorable to us, or become unable for financial or other reasons to comply with the terms of our contracts with them, our results of operations, cash flows and financial condition could be adversely affected.

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

Our success depends upon the abilities of our executive officers. In particular, the loss of the services of Frederick W. McTaggart, our President and Chief Executive Officer, could be detrimental to our operations and our continued success. Mr. McTaggart has an employment agreement expiring on December 31, 2017. Each year, the term of this agreement may be extended for an additional year. However, we cannot guarantee that Mr. McTaggart will continue to work for us during the term of his agreement or will enter into any extensions thereof.

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

Although we report our results in United States dollars, the majority of our revenues are earned in other currencies. Although many of these currencies have been fixed to the United States dollar for more than 20 years, other currencies (e.g. the Mexico peso, Indonesian rupiah and the euro) are not. We do not employ hedging strategies against the foreign currency exchange rate risk associated with conducting business in foreign currencies while reporting in United States dollars. If any of the fixed exchange rates becomes a floating exchange rate, or the other currencies in which we conduct business depreciate significantly against the United State dollar, our results of operations, cash flows and financial condition could be adversely affected.

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

During the year ended December 31, 2014, the average daily trading volume of our common shares was approximately 118,000 shares, a much lower trading volume than that of many other companies listed on the NASDAQ Global Select Market. A public trading market having the desired characteristics of depth, liquidity and orderliness depends on the presence in the market of willing buyers and sellers of our common shares at any given time. This presence in turn depends on the individual decisions of investors and general economic and market conditions over which we have no control. As a consequence of the limited volume of trading in our common shares, an investor in our stock may have difficulty selling a large number of our common shares in the manner, or at the price, that might be attainable if our common shares were more actively traded.

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

Option Deed. We are party to an Option Deed that is intended to improve the bargaining position of our Board of Directors in the event of an unsolicited offer to acquire our outstanding stock. Under the terms of the Option Deed, a stock purchase right is attached to each of our current or future outstanding common shares and redeemable preferred shares issued prior to the time the purchase rights become exercisable, are redeemed or expire. The purchase rights will become exercisable only if an individual or group has acquired, or obtained the right to acquire, or announced a tender or exchange offer that if consummated would result in such individual or group acquiring, beneficial ownership of 20% or more of our outstanding common shares. Upon the occurrence of a triggering event, the rights will entitle every holder of our shares, other than the acquirer, to purchase our shares or shares of our successor on terms that would likely be economically dilutive to the acquirer. Under certain circumstances, instead of common shares, our Board of Directors may issue cash or debt securities. Our Board of Directors, however, has the power to amend the Option Deed so that it does not apply to a particular acquisition proposal or to redeem the rights for a nominal value before they become exercisable. These features will likely encourage an acquirer to negotiate with our Board of Directors before commencing a tender offer or to condition a tender offer on our Board of Directors taking action to prevent the purchase rights from becoming exercisable. In March 2007, our Board extended the expiration date of the Option Deed through July 2017.

As a result of these anti-takeover measures, we could deter efforts to make changes to, or exercise control over, current management. In addition, our shareholders may not have an opportunity to sell their common shares to a potential acquirer at the acquirer’s offering price, which is typically at a premium to market price.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2.   PROPERTIES

Cayman Island Properties

Abel Castillo Water Works

Our wholly owned subsidiary, Cayman Water, owns and operates our Abel Castillo Water Works (“ACWW”) site, which encompasses 12,812 square feet of buildings (containing two reverse osmosis water treatment plants), a high service distribution pump house, warehouse space and three 1.0 million gallon potable water storage tanks. The site is located on 3.2 acres, including 485 feet of waterfront. The current water production capacity of this site is 2.2 million gallons per day by two separate water plants with rated production capacities of 1.2 million and 1.0 million gallons per day, respectively.

We own an approximately one acre property adjacent to our ACWW plant which we purchased in 2007 to provide space for future additional water production and storage facilities.

West Bay Plant

We own, operate and maintain our West Bay plant in Grand Cayman, which is located on 6.1 acres in West Bay. The plant began operating in 1995, was expanded over the years, and now has a production capacity of 910,000 gallons per day. On this site we have a 2,600 square foot building which houses our water production facilities, a 2,400 square foot building which houses the potable water distribution pumps, a water quality testing laboratory, and office space and water storage capacity consisting of three 1.0 million gallon potable water tanks.

Britannia Plant

We own the Britannia seawater desalination plant in Grand Cayman, which consists of a seawater reverse osmosis production plant with a capacity of 715,000 gallons of water per day, an 840,000 gallon potable water storage tank, potable water high service pumps, and various ancillary equipment to support the operation. We have entered into a lease of the 0.73 acre site and steel frame building which houses the plant for a term that ends in 2027 at an annual rent of $1.00.

Distribution System

We own our Seven Mile Beach and West Bay potable water distribution systems in Grand Cayman. The combined systems consist of potable water pipes, valves, curb stops, meter boxes, and water meters.

Corporate Office

We occupy approximately 5,500 square feet of office space at the Regatta Office Park, West Bay Road, Grand Cayman, Cayman Islands under a lease that expires April 30, 2019.

Red Gate Plant

Under the terms of the water production and supply license that expires in July 2017 between OC-Cayman and the government of the Cayman Islands, OC-Cayman is allowed to use the property and the plant for the Red Gate plant to produce approximately 1.3 million gallons of desalinated water per day for sale to the Water Authority-Cayman.

North Sound Plant

Construction of this plant was completed in November 2002. OC-Cayman provided the plant and equipment to the Water Authority-Cayman (“WAC”) under a seven-year vendor-financed sale and operating agreement. OC-Cayman operates the electrically powered plant and supplies approximately 1.6 million gallons of desalinated water per day to the WAC. OC-Cayman leases the property on which the plant is located from the WAC for a minimal annual rent, for the duration of the sale and operating agreement. The sale and operating agreement and property lease expires April 1, 2015. Responsibility for operation of the plant passes to the WAC upon expiration of the sale and operating agreement.

North Side Water Works Plant

OC-Cayman operates this electrically powered plant, which can supply up to approximately 2.4 million gallons of desalinated water per day under a vendor-financed sale and operating agreement with the WAC. OC-Cayman leases the property on which the plant is located from the WAC for a minimal annual rent for the duration of the sale and operating agreement. Responsibility for operation of the plant passes to the Water Authority-Cayman upon expiration of the sale and operating agreement in June 2019.

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

Windsor plant

We own the Windsor water production facility, located in Nassau, New Providence, with a production capacity of 3.1 million gallons per day. The plant is powered by a combination of diesel engine-driven high-pressure pumps, and electrical power purchased from the Bahamas Electricity Corporation to power all other loads in the plant. The plant is contained within a 13,000 sq. ft. concrete and steel building that also contains a warehouse, workshop and offices. It is located on land owned by the Water and Sewerage Corporation of The Bahamas and our 15-year water sales agreement gives us a license to use the land throughout the term of that agreement. This water supply agreement was scheduled to expire in July 2013 when we delivered the total amount of water required under the agreement, but has since been extended on a month-to-month basis.

At the conclusion of the agreement, the WSC has the option to (i) extend the agreement for an additional five years at a rate to be negotiated; (ii) exercise a right of first refusal to purchase any materials, equipment and facilities that CW-Bahamas intends to remove from the site at a purchase price to be negotiated; or (iii) require CW-Bahamas to remove all materials, equipment and facilities from the site. At the request of the government of The Bahamas, we continue to maintain and operate the Windsor plant to provide the government of The Bahamas with additional time to decide whether or not it will extend CW-Bahamas’ water supply agreement for the Windsor plant on a long term basis.

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

The Blue Hills plant water supply agreement was amended in January 2011 and extended through 2032. Pursuant to this amendment, we increased the production capacity of the Blue Hills plant to 12.0 million gallons per day. The plant expansion was substantially completed in March of 2012 and is powered by a combination of diesel engine-driven high-pressure pumps, and electrical power purchased from the Bahamas Electricity Corporation to power all other loads in the plant. The plant is contained in a 10,640 sq. ft. steel building which is also located on land owned by the WSC.

Belize Properties

We own our San Pedro water production facility in Ambergris Caye, Belize. The plant consists of a one story concrete block building, which contains a seawater reverse osmosis water production plant with a production capacity of 600,000 gallons per day and a 1.0 million gallon potable water storage tank. We lease the land on which our plant is located from the Government of Belize at an annual rent of BZE$1.00. This lease expires in April 2026.

Indonesia Property

We own a water production facility located in the Nusa Dua region of Bali, Indonesia consisting of a plant with a production capacity of 790,000 gallons per day and a 528,000 gallon potable water storage tank. The land on which this plant and storage tank is located is leased through September 8, 2032.

U.S. Properties

Our Aquilex office consists of 6,500 square feet located in Coral Springs, Florida that has been leased through May 2016. Our U.S. warehouse consists of 4,100 square feet located in Sunrise, Florida that has been leased through October 2015.

Mexico Properties

NSC owns 20.1 hectares of land on which its proposed plant would be constructed in Rosarito Beach, Baja California, Mexico.

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

N.S.C. Agua, S.A. de C.V.

The Mexico tax authority, the Servicio de Administracion Tributaria (“SAT”), has assessed NSC 3,184,745 Mexican pesos for taxes relating to payments to foreign vendors on which the SAT contends should have been subject to income tax withholdings during the 2011 tax year of N.S.C. Agua, S.A. de C.V., (“NSC”). The SAT has also assessed NSC 1,639,001 Mexican pesos in penalties and 913,711 Mexican pesos in surcharges on these payments bringing the total assessment to 5,737,457 Mexican pesos. Such assessment is equivalent to approximately $390,000 as of December 31, 2014 based upon the exchange rate between the US$ and the Mexican peso as of that date.

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

In November 2014, NSC obtained a favorable judgment by the court. Based on this outcome, SAT filed an appeal shortly thereafter to contest the judgment.

The restricted cash balance of $456,083 included in the accompanying consolidated December 31, 2014 balance sheet represents cash on deposit with a bank to secure payment of the irrevocable letter of credit.

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

	High	Low
First Quarter 2014	$14.47	$11.28
Second Quarter 2014	13.02	10.05
Third Quarter 2014	12.81	10.23
Fourth Quarter 2014	12.76	9.33

First Quarter 2013	$9.90	$7.67
Second Quarter 2013	11.43	9.05
Third Quarter 2013	14.97	11.10
Fourth Quarter 2013	16.83	10.98

No trading market exists for our redeemable preferred shares, which are only issued to, or purchased by, long-term employees of our company and must be held by these employees for a period of four years before they vest.

On December 18, 2014, we issued 5,992 shares of common stock to our directors under the Non-Executive Directors’ Share Plan in consideration for their service on our Board of Directors and the committees thereof. See “ITEM 11. EXECUTIVE COMPENSATION.”

We are a party to an Option Deed dated August 6, 1997, and amended on August 8, 2005, September 27, 2005 and May 30, 2007 (as amended, the “Option Deed”), designed to deter coercive takeover tactics. Pursuant to the Option Deed, we granted to the holders of our common shares and redeemable preferred shares options (the “Options”) to purchase one one-hundredth of a share of our Class 'B' common shares at an exercise price of $100.00 per one one-hundredth of a Class 'B' common share, subject to adjustment. The Options are attached to and trade with our common shares and redeemable preferred shares, and no separate certificates representing the Options have been distributed. The Options will separate from our common shares and redeemable preferred shares, and certificates representing the Options will be issued, upon the earlier of the date (such date, the “Distribution Date”) that is (i) ten business days following a public announcement that a person or group of affiliated or associated persons (an “Acquiring Person”) has acquired, or obtained the right to acquire, beneficial ownership of 20% or more of our outstanding common shares, or (ii) ten business days following the commencement of a tender offer or exchange offer that would result in a person or group becoming an Acquiring Person.

The Options are not exercisable until the Distribution Date and will expire at the close of business on July 31, 2017, unless that date is extended or the Options are earlier redeemed by us. Additionally, following the Distribution Date, all Options that are, or in certain circumstances were, beneficially owned by any Acquiring Person will be null and void.

For a period of ten business days following the date that any person, alone or jointly with its affiliates and associates, becomes an Acquiring Person, we will have the right to redeem the Options at a price of CI$0.01 per Option. If the Options are not redeemed, then following such ten business day period each holder of an Option will have the right to receive on exercise, in lieu of one one-hundredth of a Class 'B' common share, common shares (or, in certain circumstances, cash, property or other securities) having a value equal to two times the exercise price of the Option. For example, at an exercise price of $100.00 per Option, each Option not owned by an Acquiring Person (or by certain related parties) following any person, alone or jointly with its affiliates and associates, becoming an Acquiring Person would entitle its holder to purchase $200.00 worth of common shares for $100.00. Assuming that the common shares had a per share value of $20.00 at such time, the holder of each valid Option would be entitled to purchase 10 common shares for $100.00.

Any of the provisions of the Option Deed may be amended by our Board of Directors prior to the Distribution Date. After the Distribution Date, the provisions of the Option Deed may be amended by the Board of Directors in order to cure any ambiguity, to make changes which do not adversely affect the interests of holders of Options (excluding the interests of any Acquiring Person), or to shorten or lengthen any time period under the Option Deed.

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

Holders

On March 9, 2015, we had 798 holders of record of our common stock.

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

	2014	2013
First Quarter	$0.075	$0.075
Second Quarter	0.075	0.075
Third Quarter	0.075	0.075
Fourth Quarter	0.075	0.075

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

The table below contains selected financial data, derived from our audited consolidated financial statements for each of the years in the five-year period ended December 31, 2014. Our consolidated financial statements are prepared in accordance with the accounting principles generally accepted in the United States of America (“US-GAAP”). As a result, all financial information presented herein has been prepared in accordance with US-GAAP. This selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and with our consolidated financial statements and related notes thereto contained elsewhere in this Annual Report.

	Year Ended December 31,
	2014	2013	2012	2011	2010
Statement of Income Data:
Revenue	$65,559,078	$63,822,131	$65,450,702	$55,154,492	$50,708,554
Net Income	6,265,358	8,594,519	9,315,514	6,113,218	6,292,025
Balance Sheet Data:
Total Assets	160,459,831	165,364,854	150,449,086	160,859,431	152,201,566
Long Term Debt Obligations (including current portion)	-	15,255,167	6,852,660	24,383,794	18,306,785
Demand loan payable	9,000,000	-	-	-	-
Redeemable Preferred Stock	22,104	22,445	18,159	13,456	10,070
Non-controlling interests	2,933,496	2,599,258	1,927,214	1,556,529	1,600,167
Dividends Declared Per Share	$0.30	$0.30	$0.30	$0.30	$0.30
Basic Earnings Per Share	$0.43	$0.59	$0.64	$0.42	$0.43
Weighted Average Number of Shares	14,697,896	14,633,884	14,578,518	14,560,259	14,547,065
Diluted Earnings Per Share	$0.42	$0.58	$0.64	$0.42	$0.43
Weighted Average Number of Shares	14,764,323	14,703,880	14,606,148	14,596,013	14,597,894

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Comparative Operations
2014			2013
Location	Plants	Capacity (1)	Location	Plants	Capacity (1)
Cayman Islands	7	9.1	Cayman Islands	7	9.1
Bahamas	3	15.2	Bahamas	3	15.2
Belize	1	0.6	Belize	1	0.6
British Virgin Islands	2	0.8	British Virgin Islands	2	0.8
Bali, Indonesia	1	0.8	Bali, Indonesia	1	0.3
	14	26.5		14	26.0

(1)	In millions of gallons per day.

Cayman Islands

We have been operating our business on Grand Cayman since 1973 and have been using reverse osmosis technology to convert seawater to potable water since 1989. The Cayman Islands have a limited natural supply of fresh water. We currently have an exclusive license from the Cayman Islands government to process potable water from seawater and then sell and distribute that water by pipeline to the Seven Mile Beach and West Bay areas of Grand Cayman. Our operations consist of seven reverse osmosis seawater conversion plants which provide water to approximately 5,300 retail residential and commercial customers within a government licensed area and bulk water sales to the Water Authority-Cayman (“WAC”). Our pipeline system in the Cayman Islands covers the Seven Mile Beach and West Bay areas of Grand Cayman and consists of approximately 90 miles of potable water pipe.

Our exclusive license from the Cayman Islands government was set to expire on July 30, 2010, however we and the Cayman Islands government have extended the license several times in order to provide sufficient time to negotiate the terms of a new license. The most recent extension of our license expires June 30, 2015. In 2011, the Cayman Islands government enacted new water regulation laws pursuant to which the WAC will issue any new retail license. We have been informed during our retail license negotiations that the Cayman Islands government seeks to restructure the terms of our license to employ a rate of return on invested capital model, the implementation of which could significantly reduce the operating income and cash flows we have historically generated from our retail license. See further discussion of this matter at ITEM 1A. RISK FACTORS and ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Material Commitments, Expenditures and Contingencies – Renewal of Retail License.

The Bahamas

CW-Bahamas produces potable water from three reverse osmosis seawater conversion plants. Two of these plants, the Windsor plant and the Blue Hills plant, are located in Nassau, New Providence and have a total installed capacity of 15.1 million gallons per day. CW-Bahamas supplies water from these plants on a take-or-pay basis to the Water and Sewerage Corporation of The Bahamas (“WSC”) under long-term build, own and operate supply agreements. During 2014, we supplied approximately 3.8 billion gallons (2013: 4.6 billion gallons) of water to the WSC from these plants. The Windsor water supply agreement expired in July 2013, however we continue to supply water from this plant while the Bahamas government determines whether or not to enter into a new supply contract with us. CW-Bahamas’ third plant is located in Bimini, has a capacity of 115,000 gallons per day, and provides potable water to the Bimini Sands Resort and to the Bimini Beach Hotel. We have also sold water intermittently to the WSC from our Bimini plant when their regular supply was unavailable.

From time to time, CW-Bahamas has experienced delays in collecting its accounts receivable. During 2014, the government of the Bahamas made significant incremental payments and as a result, CW-Bahamas’ accounts receivable from the WSC was reduced to approximately $7.0 million as of December 31, 2014. Representatives of the Bahamas government have informed us that previous delays in paying our accounts receivables do not reflect any type of dispute with us with respect to the amounts owed, and that the amounts will ultimately be paid in full. To date, we have not been required to provide an allowance for any delinquent CW-Bahamas accounts receivable as such amounts were eventually paid in full. We believe that the accounts receivable from the WSC are fully collectible and therefore have not provided any allowance for possible non-payment of these receivables as of December 31, 2014.

Belize

CW-Belize was acquired on July 21, 2000, and consists of one reverse osmosis seawater conversion plant on Ambergris Caye, Belize, capable of producing 600,000 gallons per day. We sell water to one customer, Belize Water Services Limited, which then distributes the water through its own distribution system to residential, commercial and tourist properties on Ambergris Caye.

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

Valuation of Investment in OC-BVI. We account for our investment in OC-BVI under the equity method of accounting for investments in common stock. This method requires recognition of a loss on an equity investment that is other than temporary, and indicates that a current fair value of an equity investment that is less than its carrying amount may indicate a loss in the value of the investment. We evaluate the possible impairment of our investment in OC-BVI as part of our reporting process for the fourth quarter of each fiscal year.

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

During the fourth quarter of 2014, after reassessing and revising our probability-weighted estimates of OC-BVI’s future cash flows and our resulting estimate of the fair value of our investment in OC-BVI, we determined that the carrying value of our investment in OC-BVI exceeded its fair value and recorded an impairment loss on this investment of $860,000. The resulting $5.2 million carrying value of our investment in OC-BVI as of December 31, 2014 assumes that the BVI government will honor its obligations under the Bar Bay agreement and also assumes (on a probability-weighted basis) that (i) the BVI government will exercise its option to extend the Bar Bay agreement for seven years beyond its initial term, which expires in February 2017 and (ii) OC-BVI will receive the pending amount (based upon our estimate) awarded by the Eastern Caribbean Court of Appeals for the value of the Baughers Bay plant previously transferred by OC-BVI to the BVI government.

The $5.2 million carrying value of our investment in OC-BVI as of December 31, 2014 exceeds our underlying equity in OC-BVI’s net assets by approximately $2.0 million. We account for this excess as goodwill. The BVI government is OC-BVI’s sole customer and substantially all of OC-BVI’s revenues are generated from its Bar Bay plant. As the Bar Bay agreement matures to its February 2017 expiration date and OC-BVI receives (or is determined by the court to not be entitled to receive) the pending court award amount assumed due for the value of the Baughers Bay plant, OC-BVI’s expected future cash flows, and therefore its fair value computed under the discounted cash flow method, will decrease. Unless OC-BVI obtains an expansion or other modification of its Bar Bay agreement that results in a significant increase in the estimated future cash flows from its Bar Bay plant, we will be required to record impairment losses in 2015 and 2016 to reduce the carrying value of our investment in OC-BVI to its then current fair value. These impairment losses will, in the aggregate, at least equal the underlying $2.0 million in goodwill reflected in the carrying value of our investment in OC-BVI. The losses we record for our investment in OC-BVI in the future will exceed this $2.0 million if OC-BVI ultimately ceases operations at its Bar Bay plant, as OC-BVI will be required to record an impairment loss to reduce the carrying value of its Bar Bay plant to its then estimated fair value. OC-BVI’s aggregate carrying value of the assets that comprise its Bar Bay plant was approximately $5.1 million as of December 31, 2014. Future impairment losses for our investment in OC-BVI and our equity in any future operating losses incurred by OC-BVI could have a material adverse impact on our consolidated results of operations.

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

For each of the years in the three-year period ended December 31, 2014, we estimated the fair value of our reporting units by applying the discounted cash flow method, the subject company stock price method, the guideline public company method, the mergers and acquisitions method and, on an exception basis and where necessary and appropriate, the net asset value method.

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

We also estimated the fair value of each of our reporting units for each of the years in the three-year period ended December 31, 2014 through reference to the quoted market prices for our Company and guideline companies and the market multiples implied by guideline merger and acquisition transactions. For the year ended December 31, 2012 we also relied upon net asset values to estimate the fair value of our services unit.

We weighted the fair values estimated for each of our reporting units under each method and summed such weighted fair values to estimate the overall fair value for each reporting unit. We changed the relative weightings for 2013 from those used for 2012 to increase the weightings applied to those methods that resulted in more conservative estimates of fair value. The respective weightings we applied to each method for the year ended December 31, 2014 were consistent with those used for the year ended December 31, 2013 and are as follows:

	2014		2013
Method	Retail	Bulk	Retail	Bulk
Discounted cash flow	50%	50%	50%	50%
Subject company stock price	30%	30%	30%	30%
Guideline public company	10%	10%	10%	10%
Mergers and acquisitions	10%	10%	10%	10%
	100%	100%	100%	100%

The fair values we estimated for our retail and bulk units exceeded their carrying amounts by 39% and 6%, respectively, for the year ended December 31, 2012. The fair value we estimated for our services unit for the year ended December 31, 2012 was 10% less than its carrying amount. As a result of this estimate and our subsequent step 2 analysis of the implied fair value of the goodwill recorded for our services unit, we recorded an impairment charge for the services unit goodwill of $88,717 for the year ended December 31, 2012. The fair values we estimated for our retail and bulk units exceeded their carrying amounts by 47% and 23%, respectively, for the year ended December 31, 2013. The fair values we estimated for our retail and bulk units exceeded their carrying amounts by 36% and 29%, respectively, for the year ended December 31, 2014.

We also performed an analysis reconciling the conclusions of value for our reporting units to our market capitalization at October 1, 2014. This reconciliation resulted in an implied control premium for our Company of 1%.

Quarterly Results of Operations

The following table presents unaudited quarterly results of operations for the eight quarters ended December 31, 2014. We believe that all adjustments, consisting only of normal recurring adjustments, necessary to present fairly such quarterly information have been included in the amounts reported below.

	Year Ended December 31, 2014
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Total revenues	$16,348,610	$16,931,832	$17,021,056	$15,257,580
Gross profit	5,970,425	6,370,046	5,700,315	5,074,712
Net income attributable to Consolidated Water Co. Ltd. stockholders	654,909	2,759,693	1,882,692	968,064
Diluted earnings per share	0.04	0.19	0.13	0.07

	Year Ended December 31, 2013
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Total revenues	$16,555,197	$16,569,380	$15,438,581	$15,258,973
Gross profit	6,220,507	6,397,521	5,226,885	5,660,966
Net income attributable to Consolidated Water Co. Ltd. stockholders	3,742,003	2,853,850	908,690	1,089,976
Diluted earnings per share	0.26	0.19	0.06	0.07

Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and accompanying notes included under Part II, ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA, of this Annual Report.

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

Consolidated Results

Net income attributable to Consolidated Water Co. Ltd. common stockholders for 2014 was $6,265,358 ($0.42 per share on a fully-diluted basis), as compared to $8,594,519 ($0.58 per share on a fully-diluted basis) for 2013.

Total revenues for 2014 increased to $65,559,078 from $63,822,131 in 2013 due to increases in revenues for our services and retail segments. Gross profit for 2014 was $23,115,498 or 35% of total revenues, as compared to $23,505,879 or 37% of total revenues, for 2013. Gross profit for the bulk and service segments decreased from 2013 to 2014 while gross profit for the retail segment increased in 2014 from 2013. For further discussion of revenues and gross profit for 2014, see the “Results by Segment” analysis that follows.

General and administrative (“G&A”) expenses on a consolidated basis were $16,654,439 and $15,844,303 for 2014 and 2013, respectively. The increase of approximately 5% in consolidated G&A expenses in 2014 resulted from increases in (i) the project development expenses incurred by NSC, our Mexico subsidiary, of approximately $544,000; and (ii) professional fees of approximately $378,000 reflecting consulting and legal fees incurred for the judicial review conducted in conjunction with our retail license negotiations.  These increases were partially offset by decreases in (i) non-Mexico related business development costs of approximately $108,000; and (ii) research and development costs of approximately $91,000.

Interest income increased to $1,440,631 for 2014 from $826,570 in 2013 due to interest on past due accounts receivables from the WSC.

We recognized earnings and profit sharing on our investment in OC-BVI for 2014 and 2013 of $414,755 and $1,337,352, respectively. Our earnings from OC-BVI decreased from 2014 to 2013 due to the receipt by OC-BVI during 2013 of approximately $2 million for the remaining unpaid balance awarded in the Baughers Bay litigation. See further discussion of OC-BVI and the Baughers Bay litigation at Note 8 of our Consolidated Financial Statements at Item 8 of this Annual Report.

Results by Segment

Retail Segment:

The retail segment contributed $910,938 and $1,182,525 to our income from operations for 2014 and 2013, respectively.

Revenues generated by our retail water operations were $24,104,932 and $23,018,498 for 2014 and 2013, respectively. The additional retail revenues we generated in 2014 are attributable to an increase in the gallons of water sold of 3% from 2013 to 2014 for our Cayman Water retail operations and an increase of approximately $328,000 in revenues generated by CW- Bali.

Retail segment gross profit was $12,094,669 (50% of retail revenues) and $11,995,402 (52% of retail revenues) for 2014 and 2013, respectively. The decline in gross profit as a percentage of revenues from 2013 to 2014 is due to higher plant and pipeline maintenance costs for our Cayman operations and a negative gross profit for our Bali operations.

Consistent with prior periods, we record all non-direct G&A expenses in our retail segment and do not allocate any of these non-direct costs to our other two business segments. Retail G&A expenses for 2014 and 2013 were $11,183,731 and $10,812,877, respectively. G&A expenses increased from 2013 to 2014 principally as a result of increases of approximately (i) $378,000 in professional fees reflecting consulting and legal fees incurred for the judicial review conducted in conjunction with our retail license negotiations; (ii) $88,000 for computer system updates; and (iii) $80,000 in employee costs due to base salary increases. These increases were partially offset by decreases in (i) non-Mexico related business development costs of approximately $108,000; (ii) research and development costs of approximately $91,000.

CW-Bali owns and operates a seawater reverse osmosis plant with a productive capacity of approximately 790,000 gallons per day located in Nusa Dua, one of the primary tourist areas of Bali, Indonesia. We built this plant based upon our belief that future water shortages in this area of Bali will eventually enable us to sell all of this plant’s production. We utilized approximately 18.8% of this plant’s capacity during the year ended December 31, 2014, selling to customers on a month-to-month basis. As of December 31, 2014, capitalized costs for this plant reflected on our consolidated balance sheet were approximately $3.3 million. The revenues we generated from this plant amounted to approximately $472,000 and $144,000 for the years ended December 31, 2014 and 2013, respectively. CW-Bali’s operating losses were approximately ($458,000) and ($438,000) for the years ended December 31, 2014 and 2013, respectively.

Bulk Segment:

The bulk segment contributed $9,742,455 and $10,103,455 to our income from operations for 2014 and 2013, respectively.

Bulk segment revenues were $39,201,011 and $39,960,220 for 2014 and 2013, respectively. The decrease in bulk revenues of approximately $759,000 from 2013 to 2014 is attributable to our Bahamas operations, which generated approximately $2.5 million less in revenues in 2014 than in 2013. The 2014 revenue decrease for our Bahamas operations resulted from a decrease in the volume of water sold (primarily from our Blue Hills plant) to the Water and Sewerage Corporation of the Bahamas (“WSC”). In 2013, the WSC purchased water volumes from our Blue Hills plant that were significantly higher than the minimum amounts they were required to purchase under the water supply agreement for this plant. However, as a result of water conservation and loss mitigation efforts it has conducted since that time, the WSC has significantly reduced the amount of water lost by its distribution system and consequently decreased the volume of water purchased from our Blue Hills plant in 2014 (although the WSC continued to purchase more in 2014 than the contract minimum amount). The decrease in the revenues from our Bahamas operations was partially mitigated by a $1.7 million increase in revenues from our Cayman bulk operations that resulted from a 23% increase in the gallons of water sold. Such incremental sales volumes were due to the temporary closing (for refurbishment) of the one plant owned by the Water Authority-Cayman that we no longer operate.

Gross profit for our bulk segment was $11,347,954 and $11,747,324 for 2014 and 2013, respectively. Gross profit as a percentage of bulk revenues was approximately 29% for both 2014 and 2013.  The gross profit dollars and gross profit as a percentage of revenues from 2013 to 2014 remained fairly consistent as greater gross profit for our Cayman bulk operations in 2014 mitigated the lower gross profit for our Bahamas bulk operations.

Bulk segment G&A expenses remained consistent at $1,605,499 and $1,643,869 for 2014 and 2013, respectively.

Services Segment:

The services segment incurred losses from operations of ($4,192,334) and ($3,624,404) for 2014 and 2013, respectively. We anticipate that the services segment will continue to incur losses from operations while we continue to fund the project development activities of NSC and/or until such time as we obtain significant new management services or plant construction contracts.

Services segment revenues were $2,253,135 and $843,413 for 2014 and 2013, respectively. Services revenues increased from 2013 to 2014 primarily due to construction revenues generated from our contracts with the Water Authority-Cayman to refurbish their Lower Valley plant and build a plant on Cayman Brac.

Gross profit for our services segment was ($327,125) and ($236,847) for 2014 and 2013, respectively. The lower gross profit for 2014 reflects a decline in sales of consumables stock to OC-BVI and other outside parties.

G&A expenses for the services segment were $3,865,209 and $3,387,557 for 2014 and 2013, respectively. The increase in G&A expenses for 2014 as compared to 2013 reflects an increase of approximately $544,000 in the project development activities of NSC attributable to a $1.0 million payment on an option agreement to purchase the shares in NSC held by one of its shareholders and a $350,000 payment made to reimburse a construction contractor for pilot testing and water monitoring activities conducted by the contractor on behalf of NSC. Such reimbursement was required due to NSC’s decision not to extend a memorandum of understanding with this contractor. See further discussion of these two payments at Note 9 of the Notes to Consolidated Financial Statements included at Item 8 of this Annual Report.

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

During the latter half of 2012, we commenced, through our subsidiary, PT Consolidated Water Bali, the construction of a seawater reverse osmosis (“SWRO”) plant in Nusa Dua, one of the primary tourist areas of Bali, Indonesia. Nusa Dua has a target customer profile consisting of tourist resorts and vacation/luxury residences comparable to our retail service area on Grand Cayman. We believe the water demands of these properties in Nusa Dua will soon exceed the water supplies that can be provided to the area by the local public water utility, and that other areas of Bali will also eventually experience fresh water shortages. However, as SWRO has not been employed to any meaningful extent in Bali, we concluded that to obtain customers in Bali we must first demonstrate the viability of SWRO as well as our capabilities and expertise. Consequently, we elected to construct this plant before obtaining water supply agreements for its production. We believe sufficient demand exists in Nusa Dua to enable us to sell all of the plant’s capacity, although we cannot assure that we will be able to do so. As of December 31, 2013, the capitalized costs for this plant reflected on our consolidated balance sheet were approximately $3.1 million, and the remaining capital investment for this plant, to expand its existing capacity from 264,000 gallons per day to 790,000 gallons per day, will be approximately $1.3 million. We generated approximately $144,000 of revenues from this plant for the year ended December 31, 2013.

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

FINANCIAL CONDITION

The significant changes in the consolidated balance sheet as of December 31, 2014 as compared to December 31, 2013 result from the reduction in the accounts receivable for our Bahamas operations and the purchase of land by our Mexico subsidiary, NSC.

During May 2014, June 2014 and September 2014, the WSC made significant incremental payments to reduce the past due amounts it owed to CW-Bahamas. As a result, CW-Bahamas’ accounts receivable decreased by approximately $6.9 million from December 31, 2013 to December 31, 2014. A portion of these funds were invested in the $5.0 million certificate of deposit reflected on our December 31, 2014 consolidated balance sheet.

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

LIQUIDITY AND CAPITAL RESOURCES

Our projected liquidity requirements for 2015 include capital expenditures for our existing operations of approximately $5.1 million, approximately $2.1 million for debt service on our demand loan payable and approximately $2.1 million for NSC’s project development activities. Our liquidity requirements for 2015 may also include quarterly dividends, if such dividends are declared by our Board. Our dividend payments amounted to approximately $4.6 million for the year ended December 31, 2014.

During May 2014, we obtained new financing (the proceeds from which were used to fund NSC’s land purchases in May 2014) in the form of a $10.0 million demand loan payable. Assuming the loan is not called by the lender, payments on this loan are due quarterly under a five year amortization schedule with the remaining principal balance due after two years. This loan bears interest at LIBOR plus 1.5%. The outstanding balance on this demand loan payable was $9.0 million as of December 31, 2014.

As of December 31, 2014, we had cash and cash equivalents of approximately $35.7 million and working capital of approximately $43.3 million. We are not presently aware of anything that would lead us to believe that we will not have sufficient liquidity to meet our needs for 2015 and thereafter.

Material Commitments, Expenditures and Contingencies

Retail License

We sell water through our retail operations under a license issued in July 1990 by the Cayman Islands government that grants Cayman Water the exclusive right to provide potable water to customers within its licensed service area. As discussed below, this license was set to expire in July 2010 but has since been extended while negotiations for a new license take place. Pursuant to the license, we have the exclusive right to produce potable water and distribute it by pipeline to our licensed service area which consists of two of the three most populated areas of Grand Cayman, the Seven Mile Beach and West Bay areas. For the years ended December 31, 2014, 2013 and 2012 we generated approximately 36%, 36% and 37%, respectively, of our consolidated revenues and 53%, 52% and 58%, respectively, of our consolidated gross profits from the retail water operations conducted pursuant to our exclusive license. If we are not in default of any of its terms, this license provides us with the right of first refusal to renew the license on terms that are no less favorable than those that the government offers to any third party.

Under our license, we pay a royalty to the government of 7.5% of our gross retail water sales revenues (excluding energy cost adjustments). The selling prices of water sold to our customers are determined by the license and vary depending upon the type and location of the customer and the monthly volume of water purchased. The license provides for an automatic adjustment for inflation or deflation on an annual basis, subject to temporary limited exceptions, and an automatic adjustment for the cost of electricity on a monthly basis. The Water Authority-Cayman (“WAC”), on behalf of the government, reviews and confirms the calculations of the price adjustments for inflation and electricity costs. If we want to adjust our prices for any reason other than inflation or electricity costs, we have to request prior approval of the Cabinet of the Cayman Islands government. Disputes regarding price adjustments would be referred to arbitration.

The license was scheduled to expire in July 2010 but has been extended several times by the Cayman Islands government in order to provide the parties with additional time to negotiate the terms of a new license agreement. The most recent extension of the license expires on June 30, 2015.

In February 2011, the Water (Production and Supply) Law, 2011 and the Water Authority (Amendment) Law, 2011 (the “New Laws”) were published and are now in full force and effect. Under the New Laws, the WAC will issue any new license, and such new license could include a rate of return on invested capital model, as discussed in the following paragraph.

We have been advised in correspondence from the Cayman Islands government and the WAC that: (i) the WAC is now the principal negotiator, and not the Cayman Islands government, in these license negotiations, and (ii) the WAC has determined that a rate of return on invested capital model (“RCAM”) for the retail license is in the best interest of the public and our customers. RCAM is the rate model currently utilized in the electricity transmission and distribution license granted by the Cayman Islands government to the Caribbean Utilities Company, Ltd. We have advised the Cayman Islands government that we disagree with its position on these two issues.

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

Our submissions on the RCAM model and/or alternative models of pricing were made to the WAC on June 9, 2014. We received a letter from the WAC dated September 11, 2014 which fully rejected our submissions and stated that the WAC intend to provide us with a draft RCAM license in due course. On November 21, 2014, we wrote to the Minister of Works offering to recommence license negotiations on the basis of the RCAM model subject to certain conditions which are: (i) the Government would undertake to amend the current water legislation to provide for an independent regulator and a fair and balanced regulatory regime more consistent with that provided under the electrical utility regulatory regime, (ii) the Government and we would mutually appoint an independent referee and chairman of the negotiations, (iii) our new license would provide exclusivity for the production and provision of all piped water, both potable and non-potable, within our Cayman Islands license area, (iv) the Government would allow us to submit our counter proposal to the WAC’s June 2010 RCAM license draft, and (v) the principle of subsidization of residential customer rates by commercial customer rates would continue under a new license. To date, we have not received a response to our letter.

As a result of the Court’s ruling and our subsequent offer to recommence negotiations on the basis of the RCAM model, we expect to recommence license negotiations with the Government of the Cayman Islands and WAC in the near future.

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

N.S.C. Agua, S.A. de C.V.

In May 2010, we acquired, through our wholly-owned Netherlands subsidiary, Consolidated Water Cooperatief, U.A., (“CW-Cooperatief”) a 50% interest in N.S.C. Agua, S.A. de C.V. (“NSC”), a development stage Mexican company. We have since purchased, through the conversion of a loan we made to NSC, sufficient shares to raise our ownership interest in NSC to 99.9%. NSC was formed to pursue a project encompassing the construction, operation and minority ownership of a 100 million gallon per day seawater reverse osmosis desalination plant to be located in northern Baja California, Mexico and an accompanying pipeline to deliver water to the Mexican potable water infrastructure and the U.S. border (the “Project”). We believe the Project can be successful due to what we believe is a growing need for a new potable water supply for the areas of northern Baja California, Mexico and Southern California, U.S.

NSC has engaged engineering groups with extensive regional and/or technical experience to prepare preliminary designs and cost estimates for the desalination plant and the proposed pipeline and prepare the environmental impact studies for local, state and federal regulatory agencies. NSC is presently seeking contracts with proposed customers in Mexico and the U.S. for the sale of the desalinated water from the Project. NSC will be required to accomplish various additional steps before it can commence construction of the plant and pipeline including, but not limited to, obtaining approvals and permits from various governmental agencies in Mexico, securing contracts with its proposed customers to sell water in sufficient quantities and at prices that make the project financially viable, and obtaining equity and debt financing for the Project. NSC’s potential customers will also be required to obtain various governmental permits and approvals in order to purchase water from NSC.

In February 2012, we paid $300,000 to enter into an agreement (the “Option Agreement”) that provided us with an option, exercisable through February 7, 2014, to purchase the shares of one of the other shareholders of NSC, along with an immediate power of attorney to vote those shares, for $1.0 million. Such shares constituted 25% of the ownership of NSC as of February 2012. In May 2013, NSC repaid a $5.7 million loan payable to CW-Cooperatief by issuing additional shares of its stock. As a result of this share issuance to CW-Cooperatief, we acquired 99.9% of the ownership of NSC. The Option Agreement contained an anti-dilution provision that required us to issue new shares in NSC of an amount sufficient to maintain the other shareholder’s 25% ownership interest in NSC if (i) any new shares of NSC were issued subsequent to the execution of the Option Agreement and (ii) we did not exercise our share purchase option by February 7, 2014. We exercised our option and paid the $1.0 million to purchase the Option Agreement shares in February 2014.

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

In 2012 and 2013, NSC conducted an equipment piloting plant and water data collection program at the proposed feed water source for the Project under a Memorandum of Understanding (the “EPC MOU”) with a global engineering, procurement and construction contractor for large seawater desalination plants. Under the EPC MOU, the contractor installed and operated an equipment piloting plant and collected water quality data from the proposed feed water source site in Rosarito Beach, Baja California, Mexico. The EPC MOU required that NSC negotiate exclusively with the contractor for the construction of the 100 million gallon per day seawater reverse osmosis desalination plant, and further required payment by NSC to the contractor of up to $500,000 as compensation for the operation and maintenance of the equipment piloting plant should NSC not award the engineering, procurement and construction contract for the Project to the contractor. This first phase of the pilot plant testing program was completed in October 2013. NSC decided not to extend the EPC MOU beyond its February 2014 expiration date and NSC paid the contractor $350,000 during the three months ended March 31, 2014 as compensation for the operation and maintenance of the pilot plant.

NSC is currently conducting additional source water sampling protocols to comply with regulatory requirements in the U.S. and Mexico, and is also coordinating with regulators to assess the need, if any, for further process and equipment piloting.

In November 2012, NSC signed a letter of intent with Otay Water District in Southern California to deliver no less than 20 million and up to 40 million gallons of water per day from the plant to the Otay Water District at the border between Mexico and the U.S. On November 25, 2013 Otay Water District submitted an application to the Department of State of the United States of America for a Presidential Permit authorizing the construction, connection, operation and importation of desalinated seawater at the international boundary between the United States and Mexico in San Diego County, California. We understand that this application is currently being reviewed by the relevant authorities.

NSC entered into a 20-year lease, effective November 2012, with the Comisión Federal de Electricidad for approximately 5,000 square meters of land on which it plans to construct the water intake and discharge works for the plant. The amounts due on this lease are payable in Mexican pesos at an amount that is currently equivalent to approximately $20,000 per month. This lease is cancellable should NSC ultimately not proceed with the Project.

In August 2014, the State of Baja California enacted new legislation to regulate Public-Private Association projects which involve the type of long-term contract between a public sector authority and a private party NSC is required to obtain to complete the Project. Pursuant to this new legislation, on January 4, 2015, NSC submitted an expression of interest for its project to the Secretary of Infrastructure and Urban Development of the State of Baja California (“SIDUE”). On January 23, 2015 SIDUE accepted NSC’s expression of interest and requested that we submit a detailed proposal for the project that complies with requirements of the new legislation. The new legislation requires that such proposal is further evaluated by SIDUE and submitted to the Public-Private Association Projects State Committee (the “APP Committee”) for review and authorization. If the APP Committee grants its authorization, the State of Baja California is required to conduct a public tender for the Project. We presently cannot determine if the APP Committee will grant its authorization or, if a public tender process is commenced, when such process will be completed or whether NSC will be awarded the Project.

We have acknowledged since its inception that, due to the amount of capital the Project requires, we will ultimately need an equity partner or partners to complete the Project. During the fourth quarter of 2014, we concluded that our chances of successfully obtaining a contract with Comisión Estatal de Servicios Públicos de Tijuana (“CESPT”) under the new Public-Private Association legislation would be greatly enhanced through the addition of an equity partner for NSC with substantial financial resources and a history of successful capital project investments in Mexico. In February 2015, NSC entered into a Letter of Intent (“LOI”) with such a potential partner. The terms of this LOI will be binding if and only if NSC and its new partner are ultimately awarded the Project by early February 2016. Pursuant to the LOI, (i) NSC has agreed to sell the land and other Project assets to a new company (“Newco”) that will build and own the Project; (ii) NSC’s potential new partner will provide the majority of the equity for the Project and thereby will own the majority interest in Newco; (iii) NSC will maintain a minority ownership position in Newco; and (iv) Newco will enter into a long term management and technical services contract with NSC for the Project.

On February 20, 2015, NSC received notification from the regulatory authorities in Mexico that its federal environmental impact assessment and mitigation plan for the Project’s proposed desalination plant was approved.

Included in our consolidated results of operations are general and administrative expenses from NSC, consisting of organizational, legal, accounting, engineering, consulting and other costs relating to NSC’s project development activities. Such expenses amounted to approximately $3.7 million, $3.2 million, and $1.7 million for the years ended December 31, 2014, 2013 and 2012, respectively. The assets and liabilities of NSC included in the consolidated balance sheets amounted to approximately $22.0 million and $214,000, respectively, as of December 31, 2014 and approximately $13.7 million and $10.3 million, respectively, as of December 31, 2013.

We expect to incur project development costs on behalf of NSC in 2015 to submit the detailed proposal to CESPT and (if such proposal is successful) to complete the site piloting plant activities, secure feed water and power supplies, complete the engineering and feasibility studies, negotiate customer contracts, secure the required rights-of-way and regulatory permits and arrange the Project financing. We presently expect these costs to total approximately $2.1 million in 2015.

Despite the expenditures made and the activities completed to date, we may ultimately be unsuccessful in our efforts to complete the Project.

The Mexico tax authority, the Servicio de Administracion Tributaria (“SAT”), has assessed NSC 3,184,745 Mexican pesos for taxes relating to payments to foreign vendors on which the SAT contends should have been subject to income tax withholdings during NSC’s 2011 tax year. The SAT has also assessed NSC 1,639,001 Mexican pesos in penalties and 913,711 Mexican pesos in surcharges on these payments bringing the total assessment to 5,737,457 Mexican pesos. Such assessment is equivalent to approximately $390,000 as of December 31, 2014 based upon the exchange rate between the US$ and the Mexican peso as of that date.

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

In November 2014, NSC obtained a favorable judgment by the court. Based on this outcome, SAT filed an appeal shortly thereafter to contest the judgment.

The restricted cash balance of $456,083 included in the accompanying consolidated December 31, 2014 balance sheet represents cash on deposit with a bank to secure payment of the irrevocable letter of credit.

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

Transfers of U.S. dollars from CW-Belize to our other subsidiaries require authorization in advance from the Central Bank of Belize.

Material Expenditures and Commitments

The following table summarizes our contractual obligations as of December 31, 2014:

	Total	2015	2016-2018	2019-2021	2022 and Thereafter
Demand loan payable (1)	$9,196,227	$2,144,282	$7,051,945	$-	$-
Employment agreements	3,099,351	1,805,433	1,293,918	-	-
Operating leases	5,432,097	728,452	1,570,923	753,478	2,379,244
Purchase obligations	1,397,286	1,218,946	178,340	-	-
Security deposits	224,827	-	50,000	124,827	50,000
Total	$19,349,788	$5,897,113	$10,145,126	$878,305	$2,429,244

(1) Includes interest costs to be incurred.

CW-Bahamas Liquidity

Transfers of U.S. dollars from CW-Bahamas to our other subsidiaries require authorization in advance from the Central Bank of The Bahamas.

CW-Bahamas Performance Guarantees

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

Dividends

•	On January 31, 2014, we paid a dividend of $0.075 to shareholders of record on January 1, 2014.
•	On April 30, 2014, we paid a dividend of $0.075 to shareholders of record on April 1, 2014.
•	On July 31, 2014, we paid a dividend of $0.075 to shareholders of record on July 1, 2014.
•	On October 31, 2014, we paid a dividend of $0.075 to shareholders of record on October 1, 2014.
•	On January 31, 2015, we paid a dividend of $0.075 to shareholders of record on January 1, 2015.
•	On February 10, 2015, our Board declared a dividend of $0.075 payable on April 30, 2015 to shareholders of record on April 1, 2015.

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

As of December 31, 2014, we had approximately $7.3 million in loans receivable due from the Water Authority-Cayman. These loans were current as to scheduled principal and interest payments as of December 31, 2014.

Interest Rate Risk

We are not exposed to significant interest rate risk as the balance of our demand loan payable is not material to our operations or financial condition.

Foreign Exchange Risk

All of the currencies in our operating areas other than the Mexican peso, Indonesian rupiah (“IDR”) and the euro have been fixed to the dollar for over 30 years and we do not employ a hedging strategy against exchange rate risk associated with our reporting in dollars. If any of these fixed exchange rates becomes a floating exchange rate or if any of the foreign currencies in which we conduct business depreciate significantly against the dollar, our results of operations and financial condition could be adversely affected.

As a result of our foreign operations, we have revenues and expenses, and assets and liabilities that are denominated in foreign currencies that are subject to variable foreign exchange rates. A 10% hypothetical adverse change in foreign exchange rates applied consistently to our financial instruments subject to foreign exchange risk would result in an increase or decrease in our consolidated net income of approximately $262,000 as of December 31, 2014. A 10% hypothetical adverse change in foreign exchange rates applied variably to our financial instruments subject to foreign exchange risk would result in an increase or decrease in our consolidated net income of approximately $367,000 as of December 31, 2014.

Although operations generally are conducted in the relevant local currency, we also are subject to foreign exchange transaction exposure when our subsidiaries transact business in a currency other than their own functional currency.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Consolidated Water Co. Ltd.

We have audited the accompanying consolidated balance sheets of Consolidated Water Co. Ltd. as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income (loss), stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2014. We also have audited Consolidated Water Co. Ltd.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Consolidated Water Co. Ltd.’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Consolidated Water Co. Ltd. as of December 31, 2014 and 2013, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Consolidated Water Co. Ltd. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/  Marcum LLP

Fort Lauderdale, Florida

March 13, 2015

CONSOLIDATED WATER CO. LTD.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2014	2013
ASSETS
Current assets
Cash and cash equivalents	$35,713,689	$33,626,516
Certificate of deposit	5,000,000	-
Restricted cash	456,083	-
Marketable securities	-	8,587,475
Accounts receivable, net	11,773,744	18,859,560
Inventory	1,738,382	1,383,135
Prepaid expenses and other current assets	1,961,385	2,435,127
Current portion of loans receivable	1,726,310	1,691,102
Costs and estimated earnings in excess of billings - construction project	1,090,489	-
Total current assets	59,460,082	66,582,915
Property, plant and equipment, net	56,396,988	58,602,886
Construction in progress	1,900,016	1,450,417
Inventory, non-current	4,240,977	4,204,089
Loans receivable	5,610,867	7,337,177
Investment in OC-BVI	5,208,603	6,623,448
Intangible assets, net	927,900	1,096,488
Goodwill	3,499,037	3,499,037
Investment in land	20,558,424	13,175,566
Other assets	2,656,937	2,792,831
Total assets	$160,459,831	$165,364,854

LIABILITIES AND EQUITY
Current liabilities
Accounts payable and other current liabilities	$5,962,015	$7,157,896
Dividends payable	1,190,325	1,164,026
Demand loan payable	9,000,000	-
Current portion of long term debt	-	5,205,167
Land purchase obligation	-	10,050,000
Total current liabilities	16,152,340	23,577,089
Other liabilities	224,827	289,392
Total liabilities	16,377,167	23,866,481
Commitments and contingencies
Equity
Consolidated Water Co. Ltd. stockholders' equity
Redeemable preferred stock, $0.60 par value. Authorized 200,000 shares; issued and outstanding 36,840 and 37,408 shares, respectively	22,104	22,445
Class A common stock, $0.60 par value. Authorized 24,655,000 shares; issued and outstanding 14,715,899 and 14,686,197 shares, respectively	8,829,539	8,811,718
Class B common stock, $0.60 par value. Authorized 145,000 shares; none issued or outstanding	-	-
Additional paid-in capital	83,779,292	83,381,387
Retained earnings	49,000,621	47,155,548
Cumulative translation adjustment	(482,388)	(471,983)
Total Consolidated Water Co. Ltd. stockholders' equity	141,149,168	138,899,115
Non-controlling interests	2,933,496	2,599,258
Total equity	144,082,664	141,498,373
Total liabilities and equity	$160,459,831	$165,364,854

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED WATER CO. LTD.

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2014	2013	2012
Retail water revenues	$24,104,932	$23,018,498	$24,222,895
Bulk water revenues	39,201,011	39,960,220	40,758,182
Services revenues	2,253,135	843,413	469,625
Total revenues	65,559,078	63,822,131	65,450,702

Cost of retail revenues	12,010,263	11,023,096	11,548,255
Cost of bulk revenues	27,853,057	28,212,896	31,679,887
Cost of services revenues	2,580,260	1,080,260	230,118
Total cost of revenues	42,443,580	40,316,252	43,458,260
Gross profit	23,115,498	23,505,879	21,992,442
General and administrative expenses	16,654,439	15,844,303	14,542,817
Impairment losses	-	-	521,444
Income from operations	6,461,059	7,661,576	6,928,181

Other income (expense):
Interest income	1,440,631	826,570	835,941
Interest expense	(488,770)	(484,057)	(876,971)
Profit sharing income from OC-BVI	111,375	357,636	343,454
Equity in earnings of OC-BVI	303,380	979,716	2,121,319
Impairment of investment in OC-BVI	(860,000)	(200,000)	-
Other	(203,135)	7,048	272,085
Other income (expense), net	303,481	1,486,913	2,695,828
Net income	6,764,540	9,148,489	9,624,009
Income attributable to non-controlling interests	499,182	553,970	308,495
Net income attributable to Consolidated Water Co. Ltd. stockholders	$6,265,358	$8,594,519	$9,315,514

Basic earnings per common share attributable to Consolidated Water Co. Ltd. common stockholders	$0.43	$0.59	$0.64
Diluted earnings per common share attributable to Consolidated Water Co. Ltd. common stockholders	$0.42	$0.58	$0.64
Dividends declared per common share	$0.30	$0.30	$0.30

Weighted average number of common shares used in the determination of:
Basic earnings per share	14,697,896	14,633,884	14,578,518
Diluted earnings per share	14,764,323	14,703,880	14,606,148

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED WATER CO. LTD.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
	2014	2013	2012
Net Income	$6,764,540	$9,148,489	$9,624,009
Other comprehensive income (loss)
Foreign currency translation adjustment	(10,953)	(480,614)	(16,210)
Total other comprehensive income (loss)	(10,953)	(480,614)	(16,210)
Comprehensive income	6,753,587	8,667,875	9,607,799
Comprehensive income attributable to non-controlling interests	498,634	529,939	307,685
Comprehensive income attributable to Consolidated Water Co. Ltd. stockholders	$6,254,953	$8,137,936	$9,300,114

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED WATER CO. LTD.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Redeemable preferred stock		Common stock		Additional paid-in	Retained	Cumulative translation	Non-controlling	Total stockholders’
	Shares	Dollars	Shares	Dollars	capital	earnings	adjustment	interests	equity
Balance as of December 31, 2011	22,427	$13,456	14,568,696	$8,741,217	$81,939,211	$38,030,943	$-	$1,556,529	$130,281,356
Issue of share capital	11,417	6,850	21,686	13,013	164,391	-	-	-	184,254
Conversion of preferred stock	(2,629)	(1,577)	2,629	1,577		-	-	-	-
Buyback of preferred stock	(950)	(570)	-	-	(7,219)	-	-	-	(7,789)
Net income	-	-	-	-	-	9,315,514	-	308,495	9,624,009
Dividends declared	-	-	-	-	-	(4,381,278)	-	(72,000)	(4,453,278)
Capital contribution	-	-	-	-	-	-	-	135,000	135,000
Foreign currency translation adjustment	-	-	-	-	-	-	(15,400)	(810)	(16,210)
Stock-based compensation	-	-	-	-	371,038	-	-	-	371,038
Balance as of December 31, 2012	30,265	18,159	14,593,011	8,755,807	82,467,421	42,965,179	(15,400)	1,927,214	136,118,380
Issue of share capital	10,180	6,108	25,111	15,067	196,698	-	-	-	217,873
Conversion of preferred stock	(4,720)	(2,832)	4,720	2,832	-	-	-	-	-
Buyback of preferred stock	(521)	(313)	-	-	(3,952)	-	-	-	(4,265)
Net income	-	-	-	-	-	8,594,519	-	553,970	9,148,489
Exercise of options	2,204	1,322	63,355	38,012	474,747	-	-	-	514,081
Dividends declared	-	-	-	-	-	(4,404,150)	-	-	(4,404,150)
Foreign currency translation adjustment	-	-	-	-	-	-	(456,583)	(24,031)	(480,614)
Capital contribution	-	-	-	-	-	-	-	142,105	142,105
Stock-based compensation	-	-	-	-	246,473	-	-	-	246,473
Balance as of December 31, 2013	37,408	22,445	14,686,197	8,811,718	83,381,387	47,155,548	(471,983)	2,599,258	141,498,373
Issue of share capital	5,957	3,574	18,294	10,976	244,787	-	-	-	259,337
Conversion of preferred stock	(4,756)	(2,854)	4,756	2,854	-	-	-	-	-
Buyback of preferred stock	(1,822)	(1,093)	-		(12,569)	-	-	-	(13,662)
Net income	-	-	-	-	-	6,265,358	-	499,182	6,764,540
Exercise of options	53	32	6,652	3,991	49,113	-	-	-	53,136
Dividends declared	-	-	-	-	-	(4,420,285)	-	(164,396)	(4,584,681)
Foreign currency translation adjustment	-	-	-	-	-	-	(10,405)	(548)	(10,953)
Stock-based compensation	-	-	-	-	116,574	-	-	-	116,574
Balance as of December 31, 2014	36,840	$22,104	14,715,899	$8,829,539	$83,779,292	$49,000,621	$(482,388)	$2,933,496	$144,082,664

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED WATER CO. LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2014	2013	2012
Cash flows from operating activities
Net income	$6,764,540	$9,148,489	$9,624,009
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,524,359	5,472,116	7,728,568
Amortization of NRW costs	179,353	179,353	179,353
Provision for doubtful accounts	-	32,933	62,909
Compensation expense relating to stock and stock option grants	202,454	381,976	453,686
Net (gain) loss on disposal of fixed assets	77,495	14,562	(12,082)
Foreign currency transaction adjustment	107,839	244,225	-
Profit sharing and equity in earnings of OC-BVI	(414,755)	(1,337,352)	(2,464,773)
Impairment losses	860,000	200,000	521,444
Unrealized gain on marketable securities	-	(17,137)	(73,966)
Change in:
Accounts receivable	7,079,012	(6,387,463)	(4,092,859)
Inventory	(566,928)	(65,637)	(922,840)
Prepaid expenses and other assets	449,861	(110,192)	(859,147)
Accounts payable and other liabilities	(985,560)	1,987,661	1,412,524
Net cash provided by operating activities	19,277,670	9,743,534	11,556,826

Cash flows from investing activities
Purchase of certificate of deposit	(5,000,000)	-	-
Sale of marketable securities	8,587,475	-	-
Additions to property, plant and equipment and construction in progress	(4,716,769)	(4,315,389)	(4,574,173)
Proceeds from sale of equipment	13,620	13,740	-
Distribution of earnings from OC-BVI	969,600	1,439,250	2,287,650
Collections on loans receivable	1,691,102	1,812,533	1,753,771
Payment for investment in land	(7,382,858)	(3,125,566)	-
Payment of land purchase obligation	(10,050,000)	-	-
Payment for NSC option agreement	-	-	(300,000)
Restriction on cash balance	(456,083)	-	7,500,000
Net cash provided by (used in) investing activities	(16,343,913)	(4,175,432)	6,667,248

Cash flows from financing activities
Dividends paid	(4,583,173)	(4,399,091)	(4,450,392)
Repurchase of redeemable preferred stock, net	(13,077)	9,313	1,154
Proceeds received from exercise of stock options	52,551	500,505	-
Principal repayments of long term debt	(5,301,327)	(1,724,025)	(10,125,150)
Capital contribution from non-controlling interest	-	142,105	135,000
Repayment of non-revolving credit facility	-	-	(7,500,000)
Proceeds received from demand loan payable	10,000,000	-	-
Repayments of demand loan payable	(1,000,000)	-	-
Net cash used in financing activities	(845,026)	(5,471,193)	(21,939,388)

Effect of exchange rate changes on cash	(1,558)	(363,048)	(16,210)

Net increase (decrease) in cash and cash equivalents	2,087,173	(266,139)	(3,731,524)
Cash and cash equivalents at beginning of period	33,626,516	33,892,655	37,624,179
Cash and cash equivalents at end of period	$35,713,689	$33,626,516	$33,892,655

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

Basis of consolidation: The accompanying consolidated financial statements include the accounts of the Company’s (i) wholly-owned subsidiaries, Aquilex, Inc., Cayman Water Company Limited (“Cayman Water”), Consolidated Water (Belize) Limited (“CW-Belize”), Ocean Conversion (Cayman) Limited (“OC-Cayman”), DesalCo Limited (“DesalCo”), Consolidated Water Cooperatief, U.A. (“CW-Cooperatief”); (ii) majority-owned subsidiaries Consolidated Water (Bahamas) Ltd. (“CW-Bahamas”), Consolidated Water (Asia) Pte. Limited, PT Consolidated Water Bali (“CW-Bali”) and N.S.C. Agua, S.A. de C.V. (“NSC”). The Company’s investment in its affiliate, Ocean Conversion (BVI) Ltd. (“OC-BVI”), is accounted for using the equity method of accounting. All significant intercompany balances and transactions have been eliminated in consolidation.

Foreign currency: The Company’s reporting currency is the United States dollar (“US$”). The functional currency of the Company and its foreign operating subsidiaries (other than its majority-owned subsidiary, NSC) is the currency for each respective country. The functional currency for NSC is the US$. The exchange rates between the Cayman Islands dollar, the Belize dollar, the Bahamian dollar are fixed to the US$. CW-Cooperatief conducts business in US$ and euros, CW-Bali conducts business in US$ and Indonesian rupiahs, and NSC conducts business in US$ and Mexican pesos. The exchange rates for conversion of euros, rupiahs and Mexican pesos into US$ vary based upon market conditions. Net foreign currency gains (losses) arising from transactions conducted in foreign currencies were ($111,409), ($197,396) and $68,355 for the years ended December 31, 2014, 2013 and 2012, respectively, and are included in other income (expense), net in the consolidated statements of income.

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

As of December 31, 2014, the Company had deposits in U.S. banks in excess of federally insured limits of approximately $527,000. As of December 31, 2014, the Company held cash in foreign bank accounts of approximately $36.3 million.

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

Construction in progress: Interest costs directly attributable to the acquisition and construction of qualifying assets, which are assets that necessarily take a substantial period of time to be ready for their intended use, are added to the cost of those assets until such time as the assets are substantially ready for use. No interest was capitalized during the years ended December 31, 2014, 2013 or 2012.

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

For each of the years in the three-year period ended December 31, 2014 the Company estimated the fair value of its reporting units by applying the discounted cash flow method, the subject company stock price method, the guideline public company method, the mergers and acquisitions method and, on an exception basis and where necessary and appropriate, the net asset value method.

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

The Company also estimated the fair value of each of its reporting units for each of the years in the three-year period ended December 31, 2014 through reference to the quoted market prices for the Company and guideline companies and the market multiples implied by guideline merger and acquisition transactions. For the year ended December 31, 2012, the Company also relied upon net asset values to estimate the fair value of its services unit.

The Company weighted the fair values estimated for each of its reporting units under each method and summed such weighted fair values to estimate the overall fair value for each reporting unit. The Company changed the relative weightings for 2013 from those used for 2012 to increase the weightings applied to those methods that resulted in more conservative estimates of fair value. The respective weightings the Company applied to each method for the year ended December 31, 2014 were consistent with those used for the year ended December 31, 2013 and are as follows:

	2014		2013
Method	Retail	Bulk	Retail	Bulk
Discounted cash flow	50%	50%	50%	50%
Subject company stock price	30%	30%	30%	30%
Guideline public company	10%	10%	10%	10%
Mergers and acquisitions	10%	10%	10%	10%
	100%	100%	100%	100%

The fair values the Company estimated for its retail and bulk units exceeded their carrying amounts by 39% and 6%, respectively, for the year ended December 31, 2012. The fair value the Company estimated for its services unit for the year ended December 31, 2012 was 10% less than its carrying amount. As a result of this estimate and the Company’s subsequent step 2 analysis of the implied fair value of the goodwill recorded for its services unit, the Company recorded an impairment charge for the services unit goodwill of $88,717 for the year ended December 31, 2012. The fair values the Company estimated for its retail and bulk units exceeded their carrying amounts by 47% and 23%, respectively, for the year ended December 31, 2013, and by 36% and 29%, respectively, for the year ended December 31, 2014.

The Company also performed an analysis reconciling the conclusions of value for its reporting units to its market capitalization as of October 1, 2014. This reconciliation resulted in an implied control premium for the Company of 1%.

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

Other assets: Under the terms of CW-Bahamas’ contract with the Water and Sewerage Corporation of The Bahamas to supply water from its Blue Hills desalination plant, CW-Bahamas was required to reduce the amount of water lost by the public water distribution system on New Providence Island, The Bahamas, over a one year period by 438 million gallons. CW-Bahamas met the requirements of this non-revenue water (“NRW”) component of the agreement during 2007. The Company was solely responsible for the engineering, labor and materials costs incurred to effect the reduction in lost water, which were capitalized and are being amortized on a straight-line basis over the remaining life of the original Blue Hills contract. Such costs are included in other assets and aggregated approximately $3.5 million as of December 31, 2014 and 2013. Accumulated amortization for these NRW costs was approximately $1.5 million and $1.3 million as of December 31, 2014 and 2013, respectively.

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

Other than Bali, Indonesia, the Company is not presently subject to income taxes in the other countries in which it operates.

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

The Company assumes the risk that the costs associated with constructing the plant may be greater than it anticipated in preparing its bid. However, the terms of each of the sales contracts with its customers require the Company to guarantee the sales price for the plant at the bid amount. Because the Company bases its contracted sales price in part on its estimation of future construction costs, the profitability of its plant sales is dependent on its ability to estimate these costs accurately. The cost estimates the Company prepares in connection with the construction of plants to be sold to third parties are subject to inherent uncertainties. The cost of materials and construction may increase significantly after the Company submits its bid for a plant due to factors beyond the Company’s control, which could cause the profit margin for a plant to be less than the Company anticipated when the bid was made. The profit margin the Company initially expects to generate from a plant sale could be further affected by other factors, such as hydro-geologic conditions at the plant site that differ materially from those the Company believes exists, and therefore relies upon, in preparing its bid.

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

Comparative amounts: Certain amounts presented in the financial statements previously issued for 2013 and 2012 have been reclassified to conform to the current year’s presentation.

3. Cash and cash equivalents

Cash and cash equivalents are not restricted by the terms of the Company’s bank accounts as to withdrawal or use. As of December 31, 2014 and 2013, the equivalent United States dollars are denominated in the following currencies:

	December 31,
	2014	2013
Bank accounts:
United States dollar	$7,809,107	$10,484,207
Cayman Islands dollar	4,274,025	5,275,615
Bahamian dollar	6,822,761	3,090,021
Belize dollar	3,658,705	3,055,990
Bermudian dollar	5,507	6,759
Mexican Peso	53,203	11,227
Euro	30,291	22,731
Singapore dollar	27,641	27,644
Indonesian Rupiah	78,991	84,058
	22,760,231	22,058,252

Short term deposits:
United States dollar	474,728	527,580
Bahamian dollar	12,478,730	11,040,684
	12,953,458	11,568,264
Total cash and cash equivalents	$35,713,689	$33,626,516

Transfers from the Company’s Bahamas and Belize bank accounts to Company bank accounts in other countries require the approval of the Central Bank of the Bahamas and Belize, respectively.

4. Accounts receivable

	December 31
	2014	2013
Trade accounts receivable	$10,722,177	$18,666,283
Receivable – construction project	415,305	-
Receivable from affiliate	49,154	53,867
Other accounts receivable	780,446	362,453
	11,967,082	19,082,603
Allowance for doubtful accounts	(193,338)	(223,043)
	$11,773,744	$18,859,560

The activity for the allowance for doubtful accounts consisted of:

	December 31
	2014	2013
Opening allowance for doubtful accounts	$223,043	$223,043
Provision for doubtful accounts	-	32,933
Accounts written off during the year	(29,705)	(32,933)
Ending allowance for doubtful accounts	$193,338	$223,043

Significant concentrations of credit risk are disclosed in Note 20.

5. Inventory

	December 31,
	2014	2013
Water stock	$38,353	$28,222
Consumables stock	204,180	224,584
Spare parts stock	5,736,826	5,334,418
Total inventory	5,979,359	5,587,224
Less current portion	1,738,382	1,383,135
Inventory (non-current)	$4,240,977	$4,204,089

6. Loans receivable

	December 31,
	2014	2013
All loans receivable are due from the Water Authority-Cayman and consisted of:
Two loans originally aggregating $10,996,290, bearing interest at 6.5% per annum, receivable in aggregate monthly installments of $124,827 to May 2019, and secured by the machinery and equipment of the North Side Water Works plant.	$5,831,504	$6,912,337
Two loans originally aggregating $1,738,000, bearing interest at 5% per annum, receivable in aggregate monthly installments of $24,565 to March 2014, and secured by the machinery and equipment of the North Sound plant.	-	73,084
Two loans originally aggregating $3,671,039, bearing interest at 6.5% per annum, receivable in aggregate monthly installments of $54,513 to June 2017, and secured by the machinery and equipment of the Red Gate plant.	1,505,673	2,042,858
Total loans receivable	7,337,177	9,028,279
Less current portion	1,726,310	1,691,102
Loans receivable, excluding current portion	$5,610,867	$7,337,177

7. Property, plant and equipment and construction in progress

	December 31,
	2014	2013
Land	$3,223,361	$3,223,361
Buildings	18,462,770	18,422,087
Plant and equipment	61,679,293	60,552,890
Distribution system	31,481,048	30,719,858
Office furniture, fixtures and equipment	3,159,699	3,010,080
Vehicles	1,273,803	1,251,653
Leasehold improvements	260,519	235,930
Lab equipment	28,743	28,942
	119,569,236	117,444,801
Less accumulated depreciation	63,172,248	58,841,915
Property, plant and equipment, net	$56,396,988	$58,602,886
Construction in progress	$1,900,016	$1,450,417

As of December 31, 2014, the Company had outstanding capital commitments of $199,528. The Company maintains insurance for loss or damage to all fixed assets that it deems susceptible to loss. The Company does not insure its underground distribution system as the Company considers the possibility of material loss or damage to this system to be remote. During the years ended December 31, 2014 and 2013, $2,693,622 and $4,924,980, respectively, of construction in progress was placed in service. Depreciation expense was $5,355,771, $5,113,589, and $7,381,759 for the years ended December 31, 2014, 2013 and 2012, respectively.

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

The Company’s equity investment in OC-BVI amounted to $5,208,603 and $6,623,448 as of December 31, 2014 and 2013, respectively.

Until 2009, substantially all of the water sold by OC-BVI to the Ministry was supplied by one desalination plant with a capacity of 1.7 million gallons per day located at Baughers Bay, Tortola (the “Baughers Bay plant”). As discussed later in this Note (see “Baughers Bay litigation”), the BVI government assumed the operating responsibilities for the Baughers Bay plant in March 2010. During 2007, OC-BVI completed the construction of a desalination plant with a capacity of 720,000 gallons per day located at Bar Bay, Tortola (the “Bar Bay plant”). OC-BVI began selling water to the Ministry from this plant in January 2009 and on March 4, 2010, OC-BVI and the BVI government executed a seven-year contract for the Bar Bay plant (the “Bar Bay agreement”). Under the terms of the Bar Bay agreement, OC-BVI delivers up to 600,000 gallons of water per day to the BVI government from the Bar Bay plant. The Bar Bay agreement includes a seven-year extension option exercisable by the BVI government and required OC-BVI to complete a storage reservoir on a BVI government site by no later than March 4, 2011. OC-BVI has not commenced construction of this storage reservoir due to the BVI government’s failure to pay (i) the full amount of invoices for the water provided by the Bar Bay plant on a timely basis; and (ii) the full amount ordered pursuant to a court ruling relating to the Baughers Bay litigation  (see discussion that follows).

Summarized financial information for OC-BVI is as follows:

	December 31,
	2014	2013
Current assets	$2,547,542	$3,391,411
Non-current assets	5,297,904	5,954,304
Total assets	$7,845,446	$9,345,715

	December 31,
	2014	2013
Current liabilities	$427,269	$717,887
Non-current liabilities	1,393,200	1,688,850
Total liabilities	$1,820,469	$2,406,737

	Year Ended December 31,
	2014	2013	2012
Revenues	$4,679,829	$4,711,091	$4,371,520
Gross profit	$1,846,822	$1,824,271	$1,545,568
Income from operations	$906,750	$866,528	$496,755
Other income (expense), net (1)	$(188,751)	$1,411,932	$4,410,425
Net income attributable to controlling interests	$696,954	$2,250,667	$4,873,236

(1)	Other income (expense), net, includes $2.0 million and $4.7 million for the years ended December 31, 2013 and 2012, respectively, in award amounts received under the Court ruling for the Baughers Bay litigation.

The Company recognized $303,380, $979,716 and $2,121,319 in earnings from its equity investment in OC-BVI for the years ended December 31, 2014, 2013 and 2012, respectively. The Company recognized $111,375, $357,636 and $343,454 in profit sharing income from its profit sharing agreement with OC-BVI for the years ended December 31, 2014, 2013 and 2012, respectively.

For the years ended December 31, 2014, 2013, and 2012, the Company recognized $747,340, $784,626, and $469,625, respectively, in revenues from sales of consumable stock and its management services agreement with OC-BVI, which is included in services revenues in the accompanying consolidated statement of income. The Company’s remaining unamortized balance recorded for this management services agreement, which is reflected as an intangible asset on the consolidated balance sheet, was approximately $196,000 and $285,000 as of December 31, 2014 and 2013, respectively (see Note 10).

Baughers Bay litigation:

Under the terms of a water supply agreement dated May 1990 (the “1990 Agreement”) between OC-BVI and the Government of the British Islands (the “BVI Government”), upon the expiration of its initial seven-year term in May 1999, the 1990 Agreement would automatically be extended for another seven-year term unless the BVI government provided notice, at least eight months prior to such expiration, of its decision to purchase the plant from OC-BVI at the agreed upon amount under the 1990 Agreement of approximately $1.42 million. In correspondence between the parties from late 1998 through early 2000, the BVI government indicated that it intended to purchase the plant but would be amenable to negotiating a new water supply agreement, and that it considered the 1990 Agreement to be in force on a monthly basis until negotiations between the BVI government and OC-BVI were concluded. Occasional discussions were held between the parties since 2000 without resolution of the matter. OC-BVI continued to supply water from the plant and expended approximately $4.7 million between 1995 and 2003 to significantly expand the production capacity of the plant beyond that contemplated in the 1990 Agreement.

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

In June 2012, the Appellate Court issued the final ruling with respect to the Baughers Bay litigation. This ruling dismissed the BVI government’s appeal against the previous judgment of the Court awarding $10.4 million for the water supplied, and also awarded OC-BVI compensation for improvements made to the plant in the amount equal to the difference between (i) the value of the Baughers Bay plant at the date OC-BVI transferred possession of the plant to the BVI government and (ii) $1.42 million (the purchase price for the Baughers Bay plant under the 1990 Agreement). OC-BVI was also awarded all of its court costs at the trial level and two-thirds of such costs incurred on appeal. Prior to the final ruling, the BVI government had paid only $5.0 of the original $10.4 million, and the remaining $5.4 million amount due had increased to approximately $6.7 million by the fourth quarter of 2012 due to the court costs awarded by the Appellate Court and the accrued interest due on the aggregate unpaid balance. The BVI government paid OC-BVI $4.7 million of this amount during the fourth quarter of 2012 and the remaining $2.0 million in January 2013. These amounts paid by the BVI government were recognized in OC-BVI’s earnings in the periods in which they were received. To date, OC-BVI and the BVI government have not reached an agreement on the value of the plant at the date it was transferred to the BVI government. However, during the first quarter of 2015, OC-BVI and the BVI government appointed a mutually approved appraiser to complete a valuation of the Baughers Bay plant in accordance with the Appellate Court ruling.

Valuation of Investment in OC-BVI:

The Company accounts for its investment in OC-BVI under the equity method of accounting for investments in common stock. This method requires recognition of a loss on an equity investment that is other than temporary, and indicates that a current fair value of an equity investment that is less than its carrying amount may indicate a loss in the value of the investment. The Company evaluates the possible impairment of its investment in OC-BVI as part of its reporting process for the fourth quarter of each fiscal year.

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

During the fourth quarter of 2014, after reassessing and revising its probability-weighted estimates of OC-BVI’s future cash flows and its resulting estimate of the fair value of its investment in OC-BVI, the Company determined that the carrying value of its investment in OC-BVI exceeded its fair value and recorded an impairment loss on this investment of $860,000. The resulting $5.2 million carrying value of the Company’s investment in OC-BVI as of December 31, 2014 assumes that the BVI government will honor its obligations under the Bar Bay agreement and also assumes (on a probability-weighted basis) that (i) the BVI government will exercise its option to extend the Bar Bay agreement for seven years beyond its initial term, which expires February 2017, and (ii) OC-BVI will receive the pending amount (as estimated by the Company) awarded by the Eastern Caribbean Court of Appeals for the value of the Baughers Bay plant previously transferred by OC-BVI to the BVI government.

The $5.2 million carrying value of the Company’s investment in OC-BVI as of December 31, 2014 exceeds the Company’s underlying equity in OC-BVI’s net assets by approximately $2.0 million. The Company accounts for this excess as goodwill. The BVI government is OC-BVI’s sole customer and substantially all of OC-BVI’s revenues are generated from its Bar Bay plant. As the Bar Bay agreement matures to its February 2017 expiration date, and OC-BVI receives (or is determined by the court to not be entitled to receive) the pending court award amount assumed due for the value of the Baughers Bay plant, OC-BVI’s expected future cash flows, and therefore its fair value computed under the discounted cash flow method, will decrease. Unless OC-BVI obtains an expansion or other modification of its Bar Bay agreement that results in a significant increase in the estimated future cash flows from its Bar Bay plant, the Company will be required to record impairment losses in 2015 and 2016 to reduce the carrying value of its investment in OC-BVI to its then current fair value. These impairment losses will, in the aggregate, at least equal the underlying $2.0 million in goodwill reflected in the carrying value of the Company’s investment in OC-BVI. The losses the Company records for its investment in OC-BVI in the future will exceed this $2.0 million if OC-BVI ultimately ceases operations at its Bar Bay plant, as OC-BVI will be required to record an impairment loss to reduce the carrying value of it Bar Bay plant to its then estimated fair value. OC-BVI’s aggregate carrying value of the assets that comprise its Bar Bay plant was approximately $5.1 million as of December 31, 2014. Future impairment losses for the Company’s investment in OC-BVI and the Company’s equity in any future operating losses incurred by OC-BVI could have a material adverse impact on the Company’s consolidated results of operations.

9. N.S.C. Agua, S.A. de C.V.

In May 2010, the Company acquired, through its wholly-owned Netherlands subsidiary, Consolidated Water Cooperatief, U.A., (“CW-Cooperatief”) a 50% interest in N.S.C. Agua, S.A. de C.V. (“NSC”), a development stage Mexican company. The Company has since purchased, through the conversion of a loan it made to NSC, sufficient shares to raise its ownership interest in NSC to 99.9%. NSC was formed to pursue a project encompassing the construction, operation and minority ownership of a 100 million gallon per day seawater reverse osmosis desalination plant to be located in northern Baja California, Mexico and an accompanying pipeline to deliver water to the Mexican potable water infrastructure and the U.S. border (the “Project”). The Company believes the Project can be successful due to what it believes is a growing need for a new potable water supply for the areas of northern Baja California, Mexico and Southern California, U.S.

NSC has engaged engineering groups with extensive regional and/or technical experience to prepare preliminary designs and cost estimates for the desalination plant and the proposed pipeline and prepare the environmental impact studies for local, state and federal regulatory agencies. NSC is presently seeking contracts with proposed customers in Mexico and the U.S. for the sale of the desalinated water from the Project. NSC will be required to accomplish various additional steps before it can commence construction of the plant and pipeline including, but not limited to, obtaining approvals and permits from various governmental agencies in Mexico, securing contracts with its proposed customers to sell water in sufficient quantities and at prices that make the Project financially viable, and obtaining equity and debt financing for the Project. NSC’s potential customers will also be required to obtain various governmental permits and approvals in order to purchase water from NSC.

In February 2012, the Company paid $300,000 to enter into an agreement (the “Option Agreement”) that provided it with an option, exercisable through February 7, 2014, to purchase the shares of one of the other shareholders of NSC, along with an immediate power of attorney to vote those shares, for $1.0 million. Such shares constituted 25% of the ownership of NSC as of February 2012. In May 2013, NSC repaid a $5.7 million loan payable to CW-Cooperatief by issuing additional shares of its stock. As a result of this share issuance to CW-Cooperatief, the Company acquired 99.9% of the ownership of NSC. The Option Agreement contained an anti-dilution provision that required the Company to issue new shares in NSC of an amount sufficient to maintain the other shareholder’s 25% ownership interest in NSC if (i) any new shares of NSC were issued subsequent to the execution of the Option Agreement and (ii) the Company did not exercise its share purchase option by February 7, 2014. The Company exercised its option and paid the $1.0 million to purchase the Option Agreement shares in February 2014.

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

In 2012 and 2013, NSC conducted an equipment piloting plant and water data collection program at the proposed feed water source for the Project under a Memorandum of Understanding (the “EPC MOU”) with a global engineering, procurement and construction contractor for large seawater desalination plants. Under the EPC MOU, the contractor installed and operated an equipment piloting plant and collected water quality data from the proposed feed water source site in Rosarito Beach, Baja California, Mexico. The EPC MOU required that NSC negotiate exclusively with the contractor for the construction of the 100 million gallon per day seawater reverse osmosis desalination plant, and further required payment by NSC to the contractor of up to $500,000 as compensation for the operation and maintenance of the equipment piloting plant should NSC not award the engineering, procurement and construction contract for the Project to the contractor. This first phase of the pilot plant testing program was completed in October 2013. NSC decided not to extend the EPC MOU beyond its February 2014 expiration date and NSC paid the contractor $350,000 during the three months ended March 31, 2014 as compensation for the operation and maintenance of the pilot plant.

NSC is currently conducting additional source water sampling protocols to comply with regulatory requirements in the U.S. and Mexico, and is also coordinating with regulators to assess the need, if any, for further process and equipment piloting.

In November 2012, NSC signed a letter of intent with Otay Water District in Southern California to deliver no less than 20 million and up to 40 million gallons of water per day from the plant to the Otay Water District at the border between Mexico and the U.S. On November 25, 2013 Otay Water District submitted an application to the Department of State of the United States of America for a Presidential Permit authorizing the construction, connection, operation and importation of desalinated seawater at the international boundary between the United States and Mexico in San Diego County, California. The Company understands that this application is currently being reviewed by the relevant authorities.

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

In August 2014, the State of Baja California enacted new legislation to regulate Public-Private Association projects which involve the type of long-term contract between a public sector authority and a private party NSC is required to obtain to complete the Project. Pursuant to this new legislation, on January 4, 2015, NSC submitted an expression of interest for its project to the Secretary of Infrastructure and Urban Development of the State of Baja California (“SIDUE”). On January 23, 2015 SIDUE accepted NSC’s expression of interest and requested that NSC submit a detailed proposal for the Project that complies with requirements of the new legislation. The new legislation requires that such proposal is further evaluated by SIDUE and submitted to the Public-Private Association Projects State Committee (the “APP Committee”) for review and authorization. If the APP Committee grants its authorization, the State of Baja California is required to conduct a public tender for the Project. The Company presently cannot determine if the APP Committee will grant its authorization or, if a public tender process is commenced, when such process will be completed or whether NSC will be awarded the Project.

The Company has acknowledged since its inception that, due to the amount of capital the Project requires, NSC will ultimately need an equity partner or partners to complete the Project. During the fourth quarter of 2014, the Company concluded that its chances of successfully obtaining a contract with Comisión Estatal de Servicios Públicos de Tijuana (“CESPT”) under the new Public-Private Association legislation would be greatly enhanced through the addition of an equity partner for NSC with substantial financial resources and a history of successful capital project investments in Mexico. In February 2015, NSC entered into a Letter of Intent (LOI) with such a potential partner. The terms of this LOI will be binding if and only if NSC and its new partner are ultimately awarded the Project by early February 2016. Pursuant to the LOI, (i) NSC has agreed to sell the land and other Project assets to a new company (“Newco”) that will build and own the Project; (ii) NSC’s potential new partner will provide the majority of the equity for the Project and thereby will own the majority interest in Newco; (iii) NSC will maintain a minority ownership position in Newco; and (iv) Newco will enter into a long term management and technical services contract with NSC for the Project.

On February 20, 2015, NSC received notification from the regulatory authorities in Mexico that its federal environmental impact assessment and mitigation plan for the Project’s proposed desalination plant was approved.

Included in the Company’s consolidated results of operations are general and administrative expenses from NSC, consisting of organizational, legal, accounting, engineering, consulting and other costs relating to NSC’s project development activities. Such expenses amounted to approximately $3.7 million, $3.2 million, and $1.7 million for the years ended December 31, 2014, 2013 and 2012, respectively. The assets and liabilities of NSC included in the Company’s consolidated balance sheets amounted to approximately $22.0 million and $214,000, respectively, as of December 31, 2014 and approximately $13.7 million and $10.3 million, respectively, as of December 31, 2013.

The Company expects to incur additional project development costs on behalf of NSC in 2015 to submit the detailed proposal to CESPT and (if such proposal is successful) to complete the site piloting plant activities, secure feed water and power supplies, complete the engineering and feasibility studies, negotiate customer contracts, obtain the required rights-of-way and regulatory permits and arrange the Project financing.

Despite the expenditures made and the activities the completed to date, the Company may ultimately be unsuccessful in its efforts to complete the Project.

The Mexico tax authority, the Servicio de Administracion Tributaria (“SAT”), has assessed NSC 3,184,745 Mexican pesos for taxes relating to payments to foreign vendors on which the SAT contends should have been subject to income tax withholdings during NSC’s 2011 tax year. The SAT has also assessed NSC 1,639,001 Mexican pesos in penalties and 913,711 Mexican pesos in surcharges on these payments bringing the total assessment to 5,737,457 Mexican pesos. Such assessment is equivalent to approximately $390,000 as of December 31, 2014 based upon the exchange rate between the US$ and the Mexican peso as of that date.

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

In November 2014, NSC obtained a favorable judgment by the court. Based on this outcome, SAT filed an appeal shortly thereafter to contest the judgment.

The restricted cash balance of $456,083 included in the accompanying consolidated December 31, 2014 balance sheet represents cash on deposit with a bank to secure payment of the irrevocable letter of credit.

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

10. Intangible assets

In 2003, as part of the acquisition of a group of companies, the Company acquired 100% of the outstanding voting common shares of DesalCo, which had an agreement to provide management and engineering services to OC-BVI. The Company attributed $856,356 of the purchase price of the acquisition to the value of this management services agreement, which has no expiration term. Initially the Company determined that this intangible asset had an indefinite life and therefore it was not amortized. However in 2010, as a result of the loss by OC-BVI of its Baughers Bay contract (see Note 8), the Company began amortizing this asset over the life of OC-BVI’s remaining seven year water supply contract for its Bar Bay plant.

The carrying amount of the Belize Water Production and Supply Agreement is being amortized over the 23-year term of the agreement which expires in March 2026.

In February 2012, the Company paid $300,000 to enter into an agreement (the “Option agreement”) that provided it with an option, exercisable through February 7, 2014, to purchase the shares of one of the other shareholders of NSC, along with an immediate power of attorney to vote those shares, for $1.0 million.  This $300,000 payment was capitalized and amortized over the option period.

	December 31,
	2014	2013
Cost
Intangible asset management service agreement	$856,356	$856,356
Belize water production and supply agreement	1,522,419	1,522,419
Option agreement	300,000	300,000
	2,678,775	2,678,775
Accumulated amortization
Intangible asset management service agreement	(660,800)	(570,904)
Belize water production and supply agreement	(790,075)	(723,883)
Option agreement	(300,000)	(287,500)
	(1,750,875)	(1,582,287)
Intangible assets, net	$927,900	$1,096,488

Amortization for each of the next five years and thereafter is expected to be as follows:

2015	156,089
2016	156,089
2017	81,955
2018	66,192
2019	66,192
Thereafter	401,383
$927,900

11. Dividends

Interim dividends declared on Class A common stock and redeemable preferred stock for each quarter of the respective years ended December 31 were as follows:

	2014	2013	2012
First Quarter	$0.075	$0.075	$0.075
Second Quarter	0.075	0.075	0.075
Third Quarter	0.075	0.075	0.075
Fourth Quarter	0.075	0.075	0.075

12. Long term debt

Long term debt consists of the following:

	December 31,
	2014	2013
Fixed rate bonds bearing interest at a rate of 5.95%; maturing on August 4, 2016; repayable in quarterly installments of $526,010; secured through an inter-creditor agreement with the Republic Bank & Trust by substantially all of the Company’s assets. Redeemable in full at any time after August 4, 2009 at a premium of 1.5% of the outstanding principal and accrued interest on the bonds on the date of redemption.	$-	$5,301,328
Demand loan payable with an original balance of $10.0 million, payable in quarterly installments of $500,000 with the remaining principal balance due on May 14, 2016 if not called by the lender; bearing interest at LIBOR plus 1.5%.	9,000,000	-
Total debt	9,000,000	5,301,328
Less discount	-	96,161
Less current portion	9,000,000	5,205,167
Long term debt, excluding current portion	$-	$-

The Company prepaid the remaining outstanding balance on its 5.95% fixed rate bonds on February 17, 2014.

Substantially all of the Company assets owned by its Cayman Island subsidiaries are pledged as collateral for the $10.0 million demand note payable.

13. Share capital and additional paid-in capital

Shares of redeemable preferred stock (“preferred shares”) are issued under the Company’s Employee Share Incentive Plan (see Note 18) and carry the same voting and dividend rights as shares of common stock (“common shares”). Preferred shares vest over four years and convert to common stock on a share for share basis on the fourth anniversary of each grant date. Preferred shares are only redeemable with the Company’s agreement. Upon liquidation, preferred shares rank in preference to the common shares to the extent of the par value of the preferred shares and any related additional paid in capital.

The Company is a party to an Option Deed dated August 6, 1997, and amended on August 8, 2005, September 27, 2005 and May 30, 2007 (as amended, the “Option Deed”), designed to deter coercive takeover tactics. Pursuant to the Option Deed, the Company granted to the holders of its common shares and redeemable preferred shares options (the “Options”) to purchase one one-hundredth of a share of Class 'B' common shares of the Company at an exercise price of $100.00 per one one-hundredth of a Class 'B' common share, subject to adjustment. The Options are attached to and trade with the Company’s common shares and redeemable preferred shares, and no separate certificates representing the Options have been distributed. The Options will separate from the Company’s common shares and redeemable preferred shares, and certificates representing the Options will be issued, upon the earlier of the date (such date, the “Distribution Date”) that is (i) ten business days following a public announcement that a person or group of affiliated or associated persons (an “Acquiring Person”) has acquired, or obtained the right to acquire, beneficial ownership of 20% or more of the Company’s outstanding common shares, or (ii) ten business days following the commencement of a tender offer or exchange offer that would result in a person or group becoming an Acquiring Person.

The Options are not exercisable until the Distribution Date and will expire at the close of business on July 31, 2017, unless that date is extended or the Options are earlier redeemed by us. Additionally, following the Distribution Date, all Options that are, or in certain circumstances were, beneficially owned by any Acquiring Person will be null and void.

For a period of ten business days following the date that any person, alone or jointly with its affiliates and associates, becomes an Acquiring Person, the Company will have the right to redeem the Options at a price of CI$0.01 per Option. If the Options are not redeemed, then following such ten business day period each holder of an Option will have the right to receive on exercise, in lieu of one one-hundredth of a Class 'B' common share, common shares of the Company (or, in certain circumstances, cash, property or other securities) having a value equal to two times the exercise price of the Option. For example, at an exercise price of $100.00 per Option, each Option not owned by an Acquiring Person (or by certain related parties) following any person, alone or jointly with its affiliates and associates, becoming an Acquiring Person would entitle its holder to purchase $200.00 worth of the Company’s common shares for $100.00. Assuming that the common shares had a per share value of $20.00 at such time, the holder of each valid Option would be entitled to purchase 10 common shares for $100.00.

Any of the provisions of the Option Deed may be amended by the Company’s Board of Directors prior to the Distribution Date. After the Distribution Date, the provisions of the Option Deed may be amended by the Board of Directors in order to cure any ambiguity, to make changes which do not adversely affect the interests of holders of Options (excluding the interests of any Acquiring Person), or to shorten or lengthen any time period under the Option Deed.

14. Cost of revenues and general and administrative expenses

	Year Ended December 31,
	2014	2013	2012
Cost of revenues consist of:
Electricity	$14,631,638	$13,634,617	$14,473,583
Depreciation	5,077,293	4,822,967	6,959,912
Fuel oil	8,726,195	10,106,409	10,078,724
Employee costs	4,630,609	4,422,093	4,423,899
Cost of plant sales	1,470,045	-	-
Maintenance	3,131,947	2,332,893	2,849,453
Retail license royalties	1,405,067	1,357,988	1,451,672
Insurance	1,397,799	1,499,201	1,625,733
Other	1,972,987	2,140,084	1,595,284
	$42,443,580	$40,316,252	$43,458,260

General and administrative expenses consist of:
Employee costs	$6,314,908	$6,218,948	$5,751,142
Insurance	923,089	969,370	968,662
Professional fees	1,424,927	1,005,495	1,183,660
Directors’ fees and expenses	686,228	752,044	533,715
Depreciation	278,478	290,622	421,851
NSC project expenses	3,702,332	3,158,309	1,656,831
Other	3,324,477	3,449,515	4,026,956
	$16,654,439	$15,844,303	$14,542,817

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

The following summarizes information related to the computation of basic and diluted EPS for the respective years ended December 31:

	Year Ended December 31,
	2014	2013	2012
Net income attributable to Consolidated Water Co. Ltd. common stockholders	$6,265,358	$8,594,519	$9,315,514
Less: preferred stock dividends	(11,485)	(11,222)	(9,080)
Net income available to common shares in the determination of basic earnings per common share	$6,253,873	$8,583,297	$9,306,434

Weighted average number of common shares in the determination of basic earnings per common share attributable to Consolidated Water Co. Ltd. common stockholders	14,697,896	14,633,884	14,578,518
Plus:
Weighted average number of preferred shares outstanding during the period	37,924	34,827	27,057
Potential dilutive effect of unexercised options	28,503	35,169	573
Weighted average number of shares used for determining diluted earnings per common share attributable to Consolidated Water Co. Ltd. common stockholders	14,764,323	14,703,880	14,606,148

16. Segment information

The Company has three reportable segments: retail, bulk and services. The retail segment primarily operates the water utility for the Seven Mile Beach and West Bay areas of Grand Cayman Island pursuant to an exclusive license granted by the Cayman Islands government. The bulk segment supplies potable water to government utilities in Grand Cayman, The Bahamas and Belize under long-term contracts. The services segment designs, constructs and sells desalination plants to third parties and provides desalination plant management and operating services to affiliated companies. Consistent with prior periods, the Company records all non-direct general and administrative expenses in its retail business segment and does not allocate any of these non-direct costs to its other two business segments.

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

	Year Ended December 31, 2014
	Retail	Bulk	Services	Total
Revenues	$24,104,932	$39,201,011	$2,253,135	$65,559,078
Cost of revenues	12,010,263	27,853,057	2,580,260	42,443,580
Gross profit (loss)	12,094,669	11,347,954	(327,125)	23,115,498
General and administrative expenses	11,183,731	1,605,499	3,865,209	16,654,439
Income (loss) from operations	910,938	9,742,455	(4,192,334)	6,461,059
Other income, net				303,481
Net income				6,764,540
Income attributable to non-controlling interests				499,182
Net income attributable to Consolidated Water Co. Ltd. stockholders				$6,265,358

Depreciation and amortization expenses for the year ended December 31, 2014 for the retail, bulk and services segments were $2,470,597, $3,130,719 and $102,396, respectively.

	As of December 31, 2014
	Retail	Bulk	Services	Total
Property plant and equipment, net	$26,581,682	$29,184,337	$630,969	$56,396,988
Construction in progress	902,656	997,360	-	1,900,016
Goodwill	1,170,511	2,328,526	-	3,499,037
Investment in land	-	-	20,558,424	20,558,424
Total assets	51,373,629	84,478,285	24,607,917	160,459,831

	Year Ended December 31, 2013
	Retail	Bulk	Services	Total
Revenues	$23,018,498	$39,960,220	$843,413	$63,822,131
Cost of revenues	11,023,096	28,212,896	1,080,260	40,316,252
Gross profit (loss)	11,995,402	11,747,324	(236,847)	23,505,879
General and administrative expenses	10,812,877	1,643,869	3,387,557	15,844,303
Income (loss) from operations	1,182,525	10,103,455	(3,624,404)	7,661,576
Other income, net				1,486,913
Net income				9,148,489
Income attributable to non-controlling interests				553,970
Net income attributable to Consolidated Water Co. Ltd. stockholders				$8,594,519

Depreciation and amortization expenses for the year ended December 31, 2013 for the retail, bulk and services segments were $2,144,095, $3,215,039 and $292,335, respectively.

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

Depreciation and amortization expenses for the year ended December 31, 2012 for the retail, bulk and services segments were $2,240,083, $5,387,221 and $280,617, respectively.

Revenues earned by major geographic region were:

	Year Ended December 31,
	2014	2013	2012
Cayman Islands	$35,040,803	$31,164,165	$33,661,440
Bahamas	26,702,605	29,192,529	28,996,724
Indonesia	471,919	144,030	-
Belize	2,596,410	2,536,780	2,322,913
Revenues earned from management services agreement with OC-BVI	747,341	784,627	469,625
	$65,559,078	$63,822,131	$65,450,702

Revenues earned from major customers were:

	Year Ended December 31,
	2014	2013	2012
Revenues earned from the Water and Sewerage Corporation ("WSC")	$26,376,520	$28,861,195	$28,765,529
Percentage of total revenues from the WSC	40%	45%	44%
Revenues earned from the Water Authority-Cayman ("WAC")	$9,901,996	$8,230,912	$9,438,545
Percentage of total revenues from the WAC	15%	13%	14%

Property, plant and equipment, net by major geographic region were:

	December 31,
	2014	2013
Cayman Island operations	$23,284,843	$23,907,080
Bahamas operations	28,073,948	30,589,189
Belize operations	1,025,970	1,046,184
Indonesia operations	3,245,846	2,422,552
All other country operations	766,381	637,881
	$56,396,988	$58,602,886

17. Commitments and contingencies

Commitments

As of December 31, 2014, the Company held operating leases for land, office space, warehouse space, and equipment. In addition to minimum lease payments, certain leases provide for payment of real estate taxes, insurance, common area maintenance, and certain other expenses. Lease terms may include escalating rent provisions and rent incentives. Minimum lease payments and rent incentives are expensed using a straight line method over the non-cancellable lease term, which expire at various dates through the year 2032.

The short-term and long-term components of deferred rent assets are included within prepaid expenses and other current assets, and other assets, respectively, in the consolidated balance sheets.

Future minimum lease payments under these non-cancellable operating leases as of December 31, 2014 are as follows:

2015	$728,452
2016	554,055
2017	512,094
2018	504,774
2019	314,233
Thereafter	2,818,489
$5,432,097

Total rental expense for the years ended December 31, 2014, 2013 and 2012 was $812,658, $822,159 and $559,811, respectively, and is included within general and administrative expenses in the consolidated statements of income.

The Company has entered into employment agreements with certain executives, which expire through December 31, 2017 and provide for, among other things, base annual salaries in an aggregate amount of approximately $3.1 million, performance bonuses and various employee benefits.

The Company has purchase obligations totaling approximately $1.4 million through December 31, 2017.

Retail License

The Company sells water through its retail operations under a license issued in July 1990 by the Cayman Islands government that grants Cayman Water the exclusive right to provide potable water to customers within its licensed service area. As discussed below, this license was set to expire in July 2010 but has since been extended while negotiations for a new license take place. Pursuant to the license, Cayman Water has the exclusive right to produce potable water and distribute it by pipeline to its licensed service area which consists of two of the three most populated areas of Grand Cayman, the Seven Mile Beach and West Bay areas. For the years ended December 31, 2014, 2013 and 2012 the Company generated approximately 36%, 36% and 37%, respectively, of its consolidated revenues and 53%, 52% and 58%, respectively, of its consolidated gross profits from the retail water operations conducted pursuant to Cayman Water’s exclusive license. If Cayman Water is not in default of any of its terms, this license provides Cayman Water with the right of first refusal to renew the license on terms that are no less favorable than those that the government offers to any third party.

Under the license, Cayman Water pays a royalty to the government of 7.5% of its gross retail water sales revenues (excluding energy adjustments). The selling prices of water sold to customers are determined by the license and vary depending upon the type and location of the customer and the monthly volume of water purchased. The license provides for an automatic adjustment for inflation or deflation on an annual basis, subject to temporary limited exceptions, and an automatic adjustment for the cost of electricity on a monthly basis. The Water Authority-Cayman (“WAC”), on behalf of the government, reviews and confirms the calculations of the price adjustments for inflation and electricity costs. If Cayman Water wants to adjust its prices for any reason other than inflation or electricity costs, it must request prior approval of the Cabinet of the Cayman Islands government. Disputes regarding price adjustments are referred to arbitration.

The license was scheduled to expire in July 2010 but has been extended several times by the Cayman Islands government in order to provide the parties with additional time to negotiate the terms of a new license agreement. The most recent extension of the license expires on June 30, 2015.

In February 2011, the Water (Production and Supply) Law, 2011 and the Water Authority (Amendment) Law, 2011 (the “New Laws”) were published and are now in full force and effect. Under the New Laws, the WAC will issue any new license, and such new license could include a rate of return on invested capital model, as discussed in the following paragraph.

The Company has been advised in correspondence from the Cayman Islands government and the WAC that: (i) the WAC is now the principal negotiator, and not the Cayman Islands government, in these license negotiations, and (ii) the WAC has determined that a rate of return on invested capital model (“RCAM”) for the retail license is in the best interest of the public and Cayman Water’s customers. RCAM is the rate model currently utilized in the electricity transmission and distribution license granted by the Cayman Islands government to the Caribbean Utilities Company, Ltd. The Company has advised the Cayman Islands government that we disagree with its position on these two issues.

In July 2012, in an effort to resolve several issues relating to its retail license renewal negotiations, the Company filed an Application for Leave to Apply for Judicial Review (the “Application”) with the Grand Court of the Cayman Islands (the “Court”), seeking declarations that: (i) certain provisions of the Water Authority (Amendment) Law, 2011 and the Water (Production and Supply) Law, 2011, appear to be incompatible and a determination as to how those provisions should be interpreted, (ii) the WAC’s roles as the principal license negotiator, statutory regulator and the Company’s competitor put the WAC in a position of hopeless conflict, and (iii) the WAC’s decision to replace the rate structure under the Company’s current exclusive license with RCAM was predetermined and unreasonable. In October 2012 the Company was notified that the Court agreed to consider the issues raised in the Application.

Throughout the course of the license renewal negotiations, the Company has objected to the use of RCAM on the basis that it believes such a model would not promote the efficient operation of its water utility and could ultimately increase water rates to Cayman Water’s customers.

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

The Company’s submissions on the RCAM model and/or alternative models of pricing were made to the WAC on June 9, 2014. The Company received a letter from the WAC dated September 11, 2014 which fully rejected the Company’s submissions and stated that they intend to provide the Company with a draft RCAM license in due course. On November 21, 2014, the Company wrote to the Minister of Works offering to recommence license negotiations on the basis of the RCAM model subject to certain conditions which are; (i) the Government would undertake to amend the current water legislation to provide for an independent regulator and a fair and balanced regulatory regime more consistent with that provided under the electrical utility regulatory regime, (ii) the Government and the Company would mutually appoint an independent referee and chairman of the negotiations, (iii) the Company’s new license would provide exclusivity for the production and provision of all piped water, both potable and non-potable, within its Cayman Islands license area, (iv) the Government would allow the Company to submit its counter proposal to the WAC’s June 2010 RCAM license draft, and (v) the principle of subsidization of residential customer rates by commercial customer rates would continue under a new license. To date, the Company has not received a response to its letter.

As a result of the Court’s ruling and the Company’s subsequent offer to recommence negotiations on the basis of the RCAM model, the Company expects to recommence license negotiations with the Government of the Cayman Islands and WAC in the near future.

If the Company does not ultimately enter into a new license agreement and no other party is awarded a license, the Company expects Cayman Water to be permitted to continue to supply water to its service area.

It is possible that the Cayman Islands government could offer a third party a license to service some or all of Cayman Water’s present service area. In such event, Cayman Water may assume the license offered to the third party by exercising its right of first refusal. However, the terms of any new license agreement may not be as favorable to the Company as the terms under which Cayman Water is presently operating and could materially reduce the operating income and cash flows the Company has historically generated from its retail license and could require the Company to record an impairment charge to reduce the $3,499,037 carrying value of its goodwill. Such impairment charge could have a material adverse impact on the Company’s results of operations.

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

18. Stock-Based Compensation

The Company has the following stock compensation plans that form part of its employees’ remuneration:

Employee Share Incentive Plan (Preferred Shares)

The Company awards shares of its preferred stock for $nil consideration under its Employee Share Incentive Plan to eligible employees, other than Directors and Officers, after four consecutive years of employment. If these employees remain with the Company for an additional four consecutive years, they can convert these preferred shares into shares of common stock on a one for one basis. In addition, at the time the preferred shares are granted, the employees receive options to purchase an equal number of shares of preferred stock at the average trading price of the Company’s common stock for the first seven days of the October immediately preceding the date of the preferred stock grant. If these options are exercised, the shares of preferred stock obtained may also be converted to shares of common stock if the employee remains with the Company for an additional four consecutive years. Each employee’s option to purchase shares of preferred stock must be exercised within 30 days of the grant date, which is the 90th day after the date of the independent registered public accountants firm’s audit opinion on the Company’s consolidated financial statements. Shares of preferred stock not subsequently converted to shares of common stock are redeemable only at the discretion of the Company. Shares of preferred stock granted under this plan during the years ended December 31, 2014, 2013 and 2012, totaled 5,957, 10,180 and 10,033, respectively, and an equal number of preferred stock options were granted in each of these years.

Employee Share Option Plan (Common Stock Options)

The Company has an employee stock option plan for certain long-serving employees of the Company. Under the plan, these employees are granted in each calendar year, as long as the employee is a participant in the Employee Share Incentive Plan, options to purchase common shares. The price at which the option may be exercised will be the closing market price on the grant date, which is the 40th day after the date of the Company’s Annual Shareholder Meeting. The number of options each employee is granted is equal to five times the sum of (i) the number of preferred shares which that employee receives for $nil consideration and (ii) the number of preferred share options which that employee exercises in that given year. Options may be exercised during the period commencing on the fourth anniversary of the grant date and ending on the thirtieth day after the fourth anniversary of the grant date. Options granted under this plan during the years ended December 31, 2014, 2013, and 2012, totaled 2,990, 6,600 and 5,780, respectively.

2008 Equity Incentive Plan

On May 14, 2008, the Company’s stockholders approved the 2008 Equity Incentive Plan (the “2008 Plan”) and reserved 1,500,000 shares of the Company’s Class A common shares for issuance under this plan. All Directors, executives and key employees of the Company or its affiliates are eligible for participation in the 2008 Plan which provides for the issuance of options, restricted stock and stock equivalents at the discretion of the Board. No options were granted under the plan in 2012, 2013 or 2014.

The Company measures and recognizes compensation expense at fair value for all share-based payments, including stock options. Stock-based compensation for the Employee Share Incentive Plan, Employee Share Option Plan and the 2008 Equity Incentive Plan totaled $116,574, $246,473 and $371,038 for the years ended December 31, 2014, 2013 and 2012, respectively, and is included in general and administrative expenses in the consolidated statements of income.

Non-Executive Directors’ Share Plan

This stock grant plan provides part of Directors’ remuneration. Under this plan, non-Executive Directors receive a combination of cash and common stock for their participation in Board meetings. The number of shares of common stock granted is calculated based upon the market price of the Company’s common stock on October 1 of the year preceding the grant. Common stock granted under this plan during the years ended December 31, 2014, 2013 and 2012 totaled 5,992, 13,980 and 10,886 shares, respectively. The Company recognized stock-based compensation for these share grants of $85,880, $135,503 and $82,649 for the years ended December 31, 2014, 2013 and 2012, respectively.

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

The significant weighted average assumptions for the years ended December 31, 2014, 2013 and 2012 were as follows:

	2014	2013	2012
Risk free interest rate	0.48%	0.47%	0.26%
Expected option life (years)	1.4	1.7	1.5
Expected volatility	48.06%	27.87%	43.43%
Expected dividend yield	2.71%	2.71%	3.78%

A summary of the Company’s stock option activity for the year ended December 31, 2014 is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (1)
Outstanding at beginning of period	224,344	$12.82
Granted	8,947	11.14
Exercised	(6,705)	7.90
Forfeited/expired	(39,954)	25.59
Outstanding as of December 31, 2014	186,632	$10.18	1.18 years	$99,570
Exercisable as of December 31, 2014	165,822	$10.20	1.09 years	$79,337

(1)	The intrinsic value of a stock option represents the amount by which the fair value of the underlying stock, measured by reference to the closing price of the common shares of $10.68 on the Nasdaq Global Select Market on December 31, 2014, exceeds the exercise price of the option.

As of December 31, 2014, 20,810 non-vested options and 165,822 vested options were outstanding, with weighted average exercise prices of $10.05 and $10.20, respectively, and average remaining contractual lives of 1.94 years and 1.09 years, respectively.  The total remaining unrecognized compensation costs related to unvested stock-based arrangements were $31,209 as of December 31, 2014 and are expected to be recognized over a weighted average period of 1.94 years.

As of December 31, 2014, unrecognized compensation costs relating to redeemable preferred stock outstanding were $123,555, and are expected to be recognized over a weighted average period of 1.12 years.

The following table summarizes the weighted average fair value of options at the date of grant and the intrinsic value of options exercised during the years ended December 31, 2014, 2013 and 2012:

	2014	2013	2012
Options granted with an exercise price below market price on the date of grant:
Employees — preferred stock	$-	$4.65	$1.28
Overall weighted average	$-	$4.65	$1.28

Options granted with an exercise price at market price on the date of grant:
Management employees	$-	$-	$-
Employees — common stock	$3.11	$3.18	$3.28
Overall weighted average	$3.11	$3.18	$3.28

Options granted with an exercise price above market price on the date of grant:
Management employees	$-	$-	$-
Employees — preferred stock	$0.59	$-	$-
Overall weighted average	$0.59	$-	$-

Total intrinsic value of options exercised	$17,162	$190,212	$1,799

19. Pension benefits

Staff pension plans are offered to all employees in the Cayman Islands and the Bahamas. The plans are administered by third party pension plan providers and are defined contribution plans whereby the Company matches the contribution of the first 5% of each participating employee’s salary up to $72,000 for the Cayman Islands.  There is no salary limit for the Bahamas. The total amount recognized as an expense under the plan during the years ended December 31, 2014, 2013 and 2012 was $199,233, $198,329 and $166,060, respectively.

20. Financial instruments

Credit risk:

The Company is not exposed to significant credit risk on its retail customer accounts as its policy is to cease supply of water to customers’ accounts that are more than 45 days overdue. The Company’s exposure to credit risk is concentrated on receivables from its Bulk water customers. The Company considers these receivables fully collectible and therefore has not recorded an allowance for these receivables.

Interest rate risk:

The Company is not subject to significant interest-rate risk arising from fluctuations in interest rates as the balance of the Company’s demand loan payable at December 31, 2014 is not significant to its financial condition or results of operations.

Foreign exchange risk:

All relevant foreign currencies other than the Mexican peso, Indonesian rupiah and the euro have been fixed to the dollar for over 30 years and the Company does not employ a hedging strategy against exchange rate risk associated with the reporting in dollars. If any of these fixed exchange rates becomes a floating exchange rate or if any of the foreign currencies in which the Company conducts business depreciate significantly against the dollar, the Company’s consolidated results of operations could be adversely affected.

Fair values:

As of December 31, 2014 and 2013, the carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and other current liabilities, dividends payable and the land purchase obligation approximate their fair values due to the short term maturities of these instruments. Management considers that the carrying amounts for loans receivable and long term debt as of December 31, 2014 and 2013 approximate their fair value.

Under US GAAP, fair value is defined as the exit price, or the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date. The US GAAP guidance also establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs market participants would use in valuing the asset or liability and are developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the factors market participants would use in valuing the asset or liability. The guidance establishes three levels of inputs that may be used to measure fair value:

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

Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurements. The Company reviews its fair value hierarchy classifications on a quarterly basis. Changes in the observability of valuation inputs may result in a reclassification of levels for certain securities within the fair value hierarchy.

The following table presents the Company’s fair value hierarchy for assets and liabilities measured at fair value as of December 31, 2014 and 2013:

	December 31, 2014
	Level 1	Level 2	Level 3	Total
Assets:
Recurring
Restricted cash	$456,083	$-	$-	$456,083
Certificate of deposit	-	5,000,000	-	5,000,000
Total recurring	$456,083	$5,000,000	$-	$5,456,083

Nonrecurring
Investment in OC-BVI	$-	$-	$5,208,603	$5,208,603

	December 31, 2013
	Level 1	Level 2	Level 3	Total
Assets:
Recurring
Marketable securities	$8,587,475	$-	$-	$8,587,475
Nonrecurring
Investment in OC-BVI	$-	$-	$6,623,448	$6,623,448

A reconciliation of the beginning and ending balances for Level 3 investments for the year ended December 31, 2014:

Balance as of December 31, 2013	$6,623,448
Profit sharing and equity from earnings of OC-BVI	414,755
Distributions received from OC-BVI	(969,600)
Impairment of investment in OC-BVI (See Note 8)	(860,000)
Balance as of December 31, 2014	$5,208,603

21. Supplemental disclosure of cash flow information

	Year Ended December 31,
	2014	2013	2012
Interest paid in cash	$196,768	$380,014	$670,042

Non-cash transactions:
Transfers from inventory to property plant and equipment, net and construction in progress	$168,622	$181,875	$508,107
Transfers from construction in progress to property, plant and equipment, net	$2,693,622	$4,924,980	$278,214
Transfer from construction in progress to costs and estimated earnings in excess of billings	$1,090,489	$-	$-
Issuance of 18,294, 25,111 and 21,686, respectively, shares of common stock for services rendered	$263,098	$217,826	$175,313
Issuance of 5,957, 10,180 and 10,033, respectively, shares of redeemable preferred stock for services rendered	$65,289	$110,249	$77,856
Conversion (on a one-to-one basis) of 4,756, 4,720 and 2,629, respectively, shares of redeemable preferred stock to common stock	$2,854	$2,832	$1,577
Dividends declared but not paid	$1,106,456	$1,104,271	$1,096,746
Obligation incurred for investment in land	$-	$10,050,000	$-

22. Impact of recent accounting standards pronouncements

Adoption of New Accounting Standards:

In March 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-05, Foreign Currency Matters (Topic 830: Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity). This ASU offers guidance on a parent’s accounting for the cumulative translation adjustment upon derecognition of a subsidiary or group of assets within a foreign entity. This new guidance requires that the parent release any related cumulative translation adjustment into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided. The amendment is effective for annual and interim reporting periods beginning after December 15, 2013. The adoption of ASU 2013-05 did not have an impact on the Company’s consolidated financial statements.

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

In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810) - Amendments to the Consolidation Analysis. The amendments in this update require management to reevaluate whether certain legal entities should be consolidated. Specifically, the amendments (1) modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities (“VIEs”) or voting interest entities, (2) eliminate the presumption that a general partner should consolidate a limited partnership, (3) affect the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships, and (4) provide a scope exception from consolidation guidance for reporting entities with interests in legal entities that are required to comply with or operate in accordance with requirements that are similar to those in Rule 2a-7 of the Investment Company Act of 1940 for registered money market funds. The amendments in this update are effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. The Company is currently evaluating the effect the adoption of this amendment will have on the Company’s consolidated financial statements.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors

Ocean Conversion (BVI) Ltd.

We have audited the accompanying consolidated balance sheets of Ocean Conversion (BVI) Ltd. and its subsidiary (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ocean Conversion (BVI) Ltd. and subsidiary as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

/s/  Marcum LLP

Fort Lauderdale, Florida

March 13, 2015

OCEAN CONVERSION (BVI) LTD.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2014	2013
ASSETS
Current assets
Cash and cash equivalents	$848,960	$456,927
Accounts receivable	1,498,521	2,751,830
Inventory	108,171	65,391
Prepaid expenses and other assets	91,890	117,263
Total current assets	2,547,542	3,391,411

Property, plant and equipment, net	4,535,087	5,244,526
Construction in progress	63,809	-
Inventory non-current	242,591	216,361
Other assets	456,417	493,417
Total assets	$7,845,446	$9,345,715

LIABILITIES AND EQUITY
Current liabilities
Accounts payable and other liabilities	$427,269	$717,887
Total current liabilities	427,269	717,887

Profit sharing obligation	1,393,200	1,688,850
Total liabilities	1,820,469	2,406,737

Equity
Class A, voting shares, $1 par value. Authorized 600,000 shares: issued and outstanding 555,000 shares	555,000	555,000
Class B, voting shares, $1 par value. Authorized 600,000 shares: issued and outstanding 555,000 shares	555,000	555,000
Class C, non-voting shares, $1 par value. Authorized 600,000 shares: issued and outstanding 165,000 shares	165,000	165,000
Additional paid-in capital	225,659	225,659
Retained earnings	4,380,586	5,315,632
Total OC-BVI stockholders’ equity	5,881,245	6,816,291
Non-controlling interest	143,732	122,687
Total equity	6,024,977	6,938,978
Total liabilities and equity	$7,845,446	$9,345,715

 The accompanying notes are an integral part of these consolidated financial statements.

OCEAN CONVERSION (BVI) LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2014	2013	2012
Revenues	$4,679,829	$4,711,091	$4,371,520
Cost of revenues	2,833,007	2,886,820	2,825,952
Gross profit	1,846,822	1,824,271	1,545,568
General and administrative expenses	940,072	957,743	1,048,813
Income from operations	906,750	866,528	496,755
Other income (expense)
Interest income	39,299	-	117,918
Profit sharing expense	(222,750)	(715,273)	(686,908)
Court award - Baughers Bay dispute	-	2,000,000	4,688,321
Other	(5,300)	127,205	291,094
Other income (expense), net	(188,751)	1,411,932	4,410,425
Net income	717,999	2,278,460	4,907,180
Income attributable to non-controlling interests	21,045	27,793	33,944
Net income attributable to controlling interests	$696,954	$2,250,667	$4,873,236

The accompanying notes are an integral part of these consolidated financial statements.

OCEAN CONVERSION (BVI) LTD.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

			Additional			Total
	Common		paid-in	Retained	Non-controlling	stockholders'
	Shares	Dollars	capital	earnings	interest	equity
Balance as of December 31, 2011	1,275,000	$1,275,000	$225,659	$4,273,479	$60,950	$5,835,088
Net income	-	-	-	4,873,236	33,944	4,907,180
Dividends declared	-	-	-	(3,659,250)	-	(3,659,250)
Balance as of December 31, 2012	1,275,000	1,275,000	225,659	5,487,465	94,894	7,083,018
Net income	-	-	-	2,250,667	27,793	2,278,460
Dividends declared	-	-	-	(2,422,500)	-	(2,422,500)
Balance as of December 31, 2013	1,275,000	1,275,000	225,659	5,315,632	122,687	6,938,978
Net income	-	-	-	696,954	21,045	717,999
Dividends declared	-	-	-	(1,632,000)	-	(1,632,000)
Balance as of December 31, 2014	1,275,000	$1,275,000	$225,659	$4,380,586	$143,732	$6,024,977

The accompanying notes are an integral part of these consolidated financial statements.

OCEAN CONVERSION (BVI) LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2014	2013	2012
Cash flows from operating activities
Net income	$717,999	$2,278,460	$4,907,180
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	753,759	790,785	789,706
Net loss on disposal of fixed assets	14,454	-	-
Profit sharing	222,750	715,273	686,908
(Increase) decrease in accounts receivable	1,253,309	(954,737)	196,146
(Increase) decrease in inventory	(69,010)	49,135	56,151
(Increase) decrease in prepaid expenses and other assets	62,373	(17,965)	38,346
Increase (decrease) in accounts payable and other liabilities	(290,618)	(220,078)	(1,057,694)
Net cash provided by operating activities	2,665,016	2,640,873	5,616,743

Cash flows from investing activities
Purchases of property, plant and equipment	(122,583)	(1,888)	(12,185)
Net cash (used in) investing activities	(122,583)	(1,888)	(12,185)

Cash flows from financing activities
Profit sharing rights paid	(518,400)	(769,500)	(1,192,725)
Dividends paid	(1,632,000)	(2,422,500)	(3,742,500)
Net cash (used in) financing activities	(2,150,400)	(3,192,000)	(4,935,225)
Net increase (decrease) in cash and cash equivalents	392,033	(553,015)	669,333
Cash and cash equivalents at the beginning of the period	456,927	1,009,942	340,609
Cash and cash equivalents at the end of the period	$848,960	$456,927	$1,009,942

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

OC-BVI supplies water to the BVI government under a seven-year contract executed in March 2010 for OC-BVI’s plant located at Bar Bay, Tortola (the “Bar Bay Agreement”). Under the terms of the Bar Bay Agreement, OC-BVI delivers up to 600,000 gallons of water per day to the BVI government from the Bar Bay plant and the BVI government is obligated to pay for this water at a specified price as adjusted by a monthly energy factor. The Bar Bay Agreement includes a seven-year extension option exercisable by the BVI government. Substantially all of OC-BVI’s revenues and cash flows are derived from the Bar Bay plant. If OC-BVI ceases supplying water to the BVI government from the Bar Bay plant after the February 2017 expiration date of the initial seven year term of the Bar Bay Agreement, OC-BVI will be required to record an impairment loss on its long-lived Bar Bay plant assets to reduce the carrying value of these assets to their then fair value. This impairment loss would have an adverse impact on OC-BVI’s consolidated financial condition and consolidated statements of operations. The accompanying consolidated financial statements do not include any adjustments for the possible outcome of this contingency.

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

3. Litigation with the BVI government

Under the terms of a water supply agreement dated May 1990 (the “1990 Agreement”) between OC-BVI and the Government of the British Islands (the “BVI Government”), upon the expiration of its initial seven-year term in May 1999, the 1990 Agreement would automatically be extended for another seven-year term unless the BVI government provided notice, at least eight months prior to such expiration, of its decision to purchase the plant from OC-BVI at the agreed upon amount under the 1990 Agreement of approximately $1.42 million. In correspondence between the parties from late 1998 through early 2000, the BVI government indicated that it intended to purchase the plant but would be amenable to negotiating a new water supply agreement, and that it considered the 1990 Agreement to be in force on a monthly basis until negotiations between the BVI government and OC-BVI were concluded. Occasional discussions were held between the parties since 2000 without resolution of the matter. OC-BVI continued to supply water from the plant and expended approximately $4.7 million between 1995 and 2003 to significantly expand the production capacity of the plant beyond that contemplated in the 1990 Agreement.

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

In June 2012, the Appellate Court issued the final ruling with respect to the Baughers Bay litigation. This ruling dismissed the BVI government’s appeal against the previous judgment of the Court awarding $10.4 million for the water supplied, and also awarded OC-BVI compensation for improvements made to the plant in the amount equal to the difference between (i) the value of the Baughers Bay plant at the date OC-BVI transferred possession of the plant to the BVI government and (ii) $1.42 million (the purchase price for the Baughers Bay plant under the 1990 Agreement). OC-BVI was also awarded all of its court costs at the trial level and two-thirds of such costs incurred on appeal. Prior to the final ruling, the BVI government had paid only $5.0 of the original $10.4 million, and the remaining $5.4 million amount due had increased to approximately $6.7 million by the fourth quarter of 2012 due to the court costs awarded by the Appellate Court and the accrued interest due on the aggregate unpaid balance. The BVI government paid OC-BVI $4.7 million of this amount during the fourth quarter of 2012 and the remaining $2.0 million in January 2013. These amounts paid by the BVI government were recognized in OC-BVI’s results of operations as other income in the periods in which they were received. To date, OC-BVI and the BVI government have not reached an agreement on the value of the plant at the date it was transferred to the BVI government. However, during the first quarter of 2015, OC-BVI and the BVI government appointed a mutually approved appraiser to complete a valuation of the Baughers Bay plant in accordance with the Appellate Court ruling.

4. Inventory

Inventory consists of:

	December 31,
	2014	2013
Consumables stock	$20,667	$23,466
Spare parts inventory	330,095	258,286
Total inventory	350,762	281,752
Less current portion	108,171	65,391
Inventory (non-current)	$242,591	$216,361

5. Property, plant and equipment

Property, plant and equipment consist of:

	December 31,
	2014	2013
Buildings	$3,599,824	$3,599,824
Plant and equipment	5,691,243	5,712,027
Office furniture, fixtures and equipment	44,203	36,789
Vehicles	78,428	45,928
Tools & test equipment	9,622	9,622
	9,423,320	9,404,190
Accumulated depreciation	(4,888,233)	(4,159,664)
Property, plant and equipment, net	$4,535,087	$5,244,526

Depreciation expense was $753,759, $790,785 and $789,706 for the years ended December 31, 2014, 2013 and 2012, respectively.

During 2007, OC-BVI completed, for a total cost of approximately $8 million, the construction of a desalination plant with a capacity of 720,000 gallons per day located at Bar Bay, Tortola (the “Bar Bay plant”). OC-BVI began selling water to the Ministry from this plant in January 2009 and on March 4, 2010, OC-BVI and the BVI government executed a definitive seven-year contract for the Bar Bay plant (the “Bar Bay Agreement”). Under the terms of the Bar Bay Agreement, OC-BVI delivers up to 600,000 gallons of water per day to the BVI government from the Bar Bay plant and the BVI government is obligated to pay for this water at a specified price as adjusted by a monthly energy factor. The Bar Bay Agreement includes a seven-year extension option exercisable by the BVI government and required OC-BVI to complete a storage reservoir on a BVI government site by no later than March 4, 2011. OC-BVI has not commenced construction of this storage reservoir due to the BVI government’s failure to pay the invoices for the water provided by the Bar Bay plant on a timely basis.

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

Future minimum lease payments under non-cancelable operating leases as of December 31, 2014 are as follows:

2015	$23,662
2016	23,662
2017	23,662
2018	23,662
2019	21,662
Thereafter	183,971
$300,281

Total rental expense amounted to $76,262, $76,262 and $76,262 for the years ended December 31, 2014, 2013 and 2012, respectively.

7. Expenses

	Year Ended December 31,
	2014	2013	2012
Cost of water sales consist of the following:
Fuel oil	$89,672	$55,024	$42,747
Electricity	1,114,780	1,173,659	1,161,957
Maintenance	90,025	109,782	180,960
Depreciation	751,705	789,342	787,897
Employee costs	395,648	385,943	229,910
Insurance	74,086	72,974	73,210
Other	317,092	300,095	349,271
	$2,833,007	$2,886,820	$2,825,952

General and administrative expenses consist of the following:
Management fees	$628,643	$627,725	$626,153
Directors fees and expenses	71,390	78,735	158,242
Professional fees	25,626	18,900	112,221
Employee costs	65,213	65,301	65,482
Depreciation	2,054	1,442	1,809
Other	147,145	165,640	84,906
	$940,072	$957,743	$1,048,813

8. Related party transactions

Pursuant to an amended and restated Management Services Agreement between DesalCo Limited (a wholly-owned subsidiary of CWCO) and the Company, DesalCo Limited provides the Company with management, administration, finance, operations, maintenance, engineering and purchasing services, and is entitled to be reimbursed for all reasonable expenses incurred on behalf of the Company. The Company incurred fees of $513,048, $510,998, and $468,620 related to this management services agreement for the years ended December 31, 2014, 2013 and 2012, respectively. The Company had accounts payable of $49,031 and $49,147 due to DesalCo Limited as of December 31, 2014 and December 31, 2013, respectively, for fees and expenses paid by DesalCo Limited on behalf of the Company.

Pursuant to a Management Services Memorandum effective January 1, 2004 between the Class B Directors who at any point in time represent Sage Water Holdings (BVI) Limited, and the Company, the Class B directors provide the Company with delegated operational matters, general management of local business matters, donation, sponsorship and public relations activities, and are entitled to an annual fixed fee of $60,000, adjusted annually for inflation, and a profit sharing bonus equal to 2% of the Company’s income before depreciation, interest (income and expense), and other expenses not directly related to the operation of the Company. The Company incurred fees of $115,595, $116,727, and $157,533 related to this management services memorandum for the years ended December 31, 2014, 2013 and 2012, respectively. The Company had accounts payable of $6,244 and $5,719 due to Sage Water Holdings (BVI) Ltd. as of December 31, 2014 and December 31, 2013, respectively.

Pursuant to a Services Agreement effective November 30, 2012 between the Company and Sage Utilities Holdings (BVI) Limited ('SUHL'), which is related to Sage Water Holdings (BVI) Ltd. through common ownership, the Company provides SUHL with operations, maintenance, engineering, and purchasing services, and is entitled to a monthly fixed fee of $39,325 for the first two months of the Services Agreement, thereafter reduced to $35,325 per month. The Company recorded revenue of $447,965, $476,060, and $39,325 related to this services agreement for the years ended December 31, 2014, 2013, and 2012, respectively.

9. Profit sharing obligation

	December 31,
	2014	2013
Opening balance	$1,688,850	$1,743,077
Additions	222,750	715,273
Distributions paid and accrued	(518,400)	(769,500)
Ending balance	$1,393,200	$1,688,850

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

The current shareholders and an affiliate of a current shareholder have acquired these profit sharing rights. The Company has recorded an obligation as of December 31, 2014 for the maximum profit shares payable to the Parties if all retained earnings were to be distributed as dividends and profit shares.

10. Taxation

Under the terms of the water sale agreements with the Government, the Company is exempt from all non-employee taxation in the British Virgin Islands.

11. Pension plan

Effective December 1, 2003, the Company established the MWM Global Retirement Plan (the “Plan”). The Plan is a defined contribution plan whereby the Company contributes 5% of each participating employee’s salary to the Plan. The total amount recognized as an expense under the plan was $11,319, $11,051 and $11,225 for the years ended December 31, 2014, 2013 and 2012, respectively.

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

Interest rate risk:

The Company has no long-term debt as of December 31, 2014.

Fair values:

As of December 31, 2014 and 2013, the carrying amounts of cash and cash equivalents, accounts receivable, prepaid expenses and other assets, accounts payable and accrued liabilities approximate fair values due to the short term maturities of these assets and liabilities.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).

Based on our assessment, management has concluded that, as of December 31, 2014, the Company’s internal control over financial reporting was effective at the reasonable assurance level.

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

Information required by this item with respect to our directors and the nomination process is contained in the proxy statement for our 2015 Annual Meeting of Shareholders to be filed with the SEC (the “Proxy Statement”) under the heading “Proposal 1 - Election of Group III Directors” and is incorporated by reference in this Annual Report.

Information required by this item with respect to our executive officers is set forth in the Proxy Statement under the heading “Executive Officers.”

Information required by this item with respect to our audit committee and our audit committee financial expert is contained in the Proxy Statement under the heading “Proposal 1 – Election of Group III Directors – Committees of the Board of Directors – Audit Committee” and is incorporated by reference in this Annual Report.

Information required by this item with respect to compliance with Section 16(a) of the Exchange Act is contained in the Proxy Statement under the heading “Additional Information Regarding Executive Compensation - Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated by reference in this Annual Report.

The Board of Directors has adopted a Code of Business Conduct and Ethics (the “Code”) that applies to all of the Company’s directors, officers (including the principal executive officer, principal financial officer and principal accounting officer) and employees. Information related to the Code is contained in the Proxy Statement under the heading “Proposal 1 – Election of Group III Directors – Governance of the Company” and is incorporated by reference in this Annual Report.

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

2. Financial Statement Schedules

None

3. Exhibits

The Exhibits listed in the Exhibit Index immediately preceding the Signatures are filed as part of this Annual Report on Form 10-K.

CONSOLIDATED WATER CO. LTD.

INDEX TO EXHIBITS FILED WITH 10-K

Number	Exhibit Description

3.1	Amended and Restated Memorandum of Association of Consolidated Water Co. Ltd. dated May 14, 2008 (incorporated by reference to Exhibit 3.1 filed as part of our Form 8-K filed June 6, 2008, Commission File No. 0-25248)

3.2	Amended and Restated Articles of Association of Consolidated Water Co. Ltd. dated May 10, 2006 (incorporated by reference to Exhibit 4.2 filed as part of our Form F-3 filed October 12, 2006, Commission File No. 333-137970)

3.3	Amendment to Articles of Association of Consolidated Water Co. Ltd. dated May 11, 2007 (incorporated by reference to Exhibit 3.1 filed as part of our Form 8-K filed May 14, 2007, Commission File No. 0-25248)

3.4	Amendment to Articles of Association of Consolidated Water Co. Ltd. dated May 26, 2009 (incorporated by reference to Exhibit 3.1 filed as part of our Form 8-K filed May 27, 2009, Commission File No. 0-25248)

4.1	Option Deed, dated August 6, 1997, between Cayman Water Company Limited and American Stock Transfer & Trust Company (incorporated herein by reference to the exhibit filed on our Form 6-K, dated August 7, 1997, Commission File No. 0-25248)

4.2	Deed of Amendment of Option Deed dated August 8, 2005 (incorporated herein by reference to Exhibit 4.2 filed as a part of our Form 8-K dated August 11, 2005, Commission File No. 0-25248)

4.3	Second Deed of Amendment of Option Deed, dated September 27, 2005 (incorporated herein by reference to Exhibit 4.2 filed as a part of our Form 8-K dated October 3, 2005, Commission File No. 0-25248)

4.4	Third Deed of Amendment to Option Deed, dated May 30, 2007 (incorporated herein by reference to Exhibit 4.3 filed as part of our Form 8-K filed June 1, 2007, Commission File No. 0-25248)

10.1.1	License Agreement dated July 11, 1990 between Cayman Water Company Limited and the Government of the Cayman Islands (incorporated herein by reference to the exhibit filed as a part of our Form 20-F dated December 7, 1994, Commission File No. 0-25248)

10.1.2	First Amendment to License Agreement dated September 18, 1990 between Cayman Water Company Limited and the Government of the Cayman Islands. (incorporated herein by reference to the exhibit filed as a part of our Form 20-F dated December 7, 1994, Commission File No. 0-25248)

10.1.3	Second Amendment to License Agreement dated February 14, 1991 between Cayman Water Company Limited and the Government of the Cayman Islands. (incorporated herein by reference to the exhibit filed as a part of our Form 20-F dated December 7, 1994, Commission File No. 0-25248)

10.1.4	Third Amendment to a License to Produce Potable Water dated August 15, 2001 between Consolidated Water Co. Ltd. by the Government of the Cayman Islands (incorporated herein by reference to Exhibit 10.4 filed as a part of our Form 10-K for the fiscal year ended December 31, 2001, Commission File No. 0-25248)

10.1.5	Fourth Amendment to a License to Produce Potable Water dated February 1, 2003 between Consolidated Water Co. Ltd. by the Government of the Cayman Islands (incorporated herein by reference to Exhibit 10.5 filed as a part of our Form 10-K for the fiscal year ended December 31, 2002, Commission File No. 0-25248)

10.1.6	Amendment to License Agreement dated July 20, 2010 between the Government of the Cayman Islands and Cayman Water Company Limited (incorporated herein by reference to Exhibit 10 filed as a part of our Form 8-K filed July 23, 2010, Commission File No. 0-25248)

10.1.7	Amendment to a License to Produce Potable Water dated July 11, 2012 between Cayman Water Company Limited and the Government of the Cayman Islands (incorporated herein by reference to Exhibit 10.1 filed as a part of our Form 10-Q for the second quarter ended June 30, 2012, Commission File No. 0-25248)

10.1.8	Amendment to License Agreement dated December 31, 2012 between the Government of the Cayman Islands and Cayman Water Company Limited (incorporated herein by reference to Exhibit 10.1 filed as a part of our Form 8-K filed March 4, 2013, Commission File No. 0-25248)

10.1.9	Amendment to License Agreement dated April 24, 2013 between the Government of the Cayman Islands and Cayman Water Company Limited (incorporated herein by reference to Exhibit 10.1.9 filed as a part of our Form 10-K for the fiscal year ended December 31, 2013, Commission File No. 0-25248)

10.1.10	Amendment to License Agreement dated November 6, 2013 between the Government of the Cayman Islands and Cayman Water Company Limited (incorporated herein by reference to Exhibit 10.1.10 filed as a part of our Form 10-K for the fiscal year ended December 31, 2013, Commission File No. 0-25248)

10.1.11

Amendment to License Agreement dated June 30, 2014 between the Government of the Cayman Islands and Cayman Water Company Limited (incorporated herein by reference to Exhibit 10.1 to our Form 8-K filed July 14, 2014, Commission File No. 0-25248)

10.1.12**	Amendment to License Agreement dated January 20, 2015 between the Government of the Cayman Islands and Cayman Water Company Limited.

10.2	Water Supply Agreement dated December 18, 2000 between Consolidated Water Co. Ltd. and South Bimini International Ltd. (incorporated herein by reference to Exhibit 10.2 filed as a part of our Form 10-K for the fiscal year ended December 31, 2000, Commission File No. 0-25248)

10.3.1*	Employment contract dated December 5, 2003 between Frederick McTaggart and Consolidated Water Co. Ltd. (incorporated herein by reference to Exhibit 10.18 filed as a part of our Form 10-K for the fiscal year ended December 31, 2003, Commission File No. 0-25248)

10.3.2*	Amendment of Engagement Agreement dated September 14, 2007 between Frederick W. McTaggart and Consolidated Water Co. Ltd. (incorporated herein by reference to Exhibit 10.2 to our Form 8-K filed September 19, 2007, Commission File No. 0-25248)

10.3.3*	Third Amendment of Engagement Agreement dated September 9, 2009 between Frederick W. McTaggart and Consolidated Water Co. Ltd. (incorporated herein by reference to Exhibit 10.1 to our Form 8-K filed September 9, 2009, Commission File No. 0-25248)

10.4*	Engagement Agreement dated January 15, 2008 between David Sasnett and Consolidated Water Co. Ltd. (incorporated herein by reference to Exhibit 10.1 filed as part of our Form 8-K filed January 22, 2008, Commission File No. 0-25248)

10.5*	Employment contract dated January 14, 2008 between Ramjeet Jerrybandan and Consolidated Water Co. Ltd. (incorporated herein by reference to Exhibit 10.11 filed as part of our Form 10-K for the fiscal year ended December 31, 2008, Commission File No. 0-25248)

10.6*	Employment contract dated January 16, 2008 between Gerard Pereira and Consolidated Water Co. Ltd. (incorporated herein by reference to Exhibit 10.12 filed as a part of our Form 10-K for the fiscal year ended December 31, 2008, Commission File No. 0-25248)

10.7*	Engagement Agreement dated July 12, 2011 between John Tonner and Consolidated Water Co. Ltd. (incorporated herein by reference to Exhibit 10.1 filed as a part of our Form 8-K filed August 5, 2011, Commission File No. 0-25248).

10.8	Specimen Service Agreement between Cayman Water Company Limited and consumers (incorporated herein by reference to the exhibit filed as part of our Registration Statement on Form F-1 dated March 26, 1996)

10.9*	Summary Share Grant Plan for Directors (incorporated herein by reference to Exhibit 10.24 filed as part of our Registration Statement on Form F-2 dated May 17, 2000, Commission File No. 333-35356)

10.10*	Employee Share Option Plan (incorporated herein by reference to Exhibit 10.26 filed as a part of our Form 10-K for the fiscal year ended December 31, 2001, Commission File No. 0-25248)

10.11*	2008 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 filled as part of our Form 10-Q for the fiscal quarter ended September 30, 2008, Commission File No. 0-25248)

10.12	Agreement dated February 1, 2002 between Consolidated Water Co. Ltd. and Cayman Hotel and Golf Inc. (incorporated herein by reference to Exhibit 10.31 filed as a part of our Form 10-K for the fiscal year ended December 31, 2001, Commission File No. 0-25248)

10.13	Lease dated December 10, 2001 between Cayman Hotel and Golf Inc. and Consolidated Water Co. Ltd. (incorporated herein by reference to Exhibit 10.52 filed as a part of our Form 10-K for the fiscal year ended December 31, 2001, Commission File No. 0-25248)

10.14	Amended lease dated April 27, 1993 signed January 2, 2004 between Government of Belize and Belize Water Limited (incorporated herein by reference to Exhibit 10.36 filed as a part of our Form 10-K for the fiscal year ended December 31, 2003, Commission File No. 0-25248)

10.15	Loan Agreement dated February 7, 2003 between Consolidated Water Co. Ltd. and Scotiabank (Cayman Islands) Ltd. (incorporated herein by reference to Exhibit 10.1 filed as a part of our Form 8-K dated February 13, 2003, Commission File No. 0-25248)

10.16.1	Loan Agreement dated May 25, 2005 between Ocean Conversion (BVI), Ltd. and Consolidated Water Co. Ltd. (incorporated herein by reference to Exhibit 99.1 filed as a part of our Form 8-K dated June 1, 2005, Commission File No. 0-25248)

10.16.2	Debenture Agreement dated August 24, 2007 between Ocean Conversion (BVI), Ltd. and Consolidated Water Co. Ltd. (incorporated herein by reference to Exhibit 10.31.2 filed as a part of our Form 10-K for the fiscal year ended December 31, 2009, Commission File No. 0-25248)

10.16.3	Amending Debenture Agreement dated March 14, 2008 between Ocean Conversion (BVI), Ltd. and Consolidated Water Co. Ltd. (incorporated herein by reference to Exhibit 10.31.3 filed as a part of our Form 10-K for the fiscal year ended December 31, 2009, Commission File No. 0-25248)

10.16.4	Second Amending Debenture Agreement dated February 18, 2009 between Ocean Conversion (BVI), Ltd. and Consolidated Water Co. Ltd. (incorporated herein by reference to Exhibit 10.31.4 filed as a part of our Form 10-K in the fiscal year ended December 31, 2009, Commission File No. 0-25248)

10.16.5	Amending Loan Agreement dated August 20, 2009 between Ocean Conversion (BVI), Ltd. and Consolidated Water Co. (incorporated herein by reference to Exhibit 10.31.5 filed as a part of our Form 10-K for the fiscal year ended December 31, 2009, Commission File No. 0-25248)

10.16.6	Amending Loan Agreement dated February 10, 2010 between Ocean Conversion (BVI), Ltd. and Consolidated Water Co. (incorporated herein by reference to Exhibit 10.31.6 filed as a part of our Form 10-K for the fiscal year ended December 31, 2009, Commission File No. 0-25248)

10.17	Trust Deed dated August 4, 2006 between Consolidated Water Co. Ltd. and Dextra Bank & Trust Co. Ltd. (incorporated herein by reference to Exhibit 10.1 filed as a part of our Form 8-K filed August 9, 2006, File No. 0-25248)

10.18	Subscription Agreement dated August 4, 2006 between Consolidated Water Co. Ltd. and Scotiatrust and Merchant Bank Trinidad & Tobago Limited (incorporated herein by reference to Exhibit 10.2 filed as a part of our Form 8-K filed August 9, 2006, File No. 0-25248)

10.19

Deed of Second Debenture dated August 4, 2006 between Consolidated Water Co. Ltd. and Dextra Bank & Trust Co. Ltd. (incorporated herein by reference to Exhibit 10.5 filed as a part of our Form 8-K filed August 9, 2006, File No. 0-25248)

10.20	Deed of Second Collateral Debenture dated August 4, 2006 between Cayman Water Company Limited and Dextra Bank & Trust Co. Ltd. (incorporated herein by reference to Exhibit 10.6 filed as a part of our Form 8-K filed August 9, 2006, File No. 0-25248)

10.21	Equitable Charge of Shares dated August 4, 2006 between Consolidated Water Co. Ltd. and Dextra Bank & Trust Co. Ltd. (incorporated herein by reference to Exhibit 10.7 filed as a part of our Form 8-K filed August 9, 2006, File No. 0-25248)

10.22	Intercreditor Deed dated August 4, 2006 among Scotiabank & Trust (Cayman) Ltd., Dextra Bank & Trust Co. Ltd., Consolidated Water Co. Ltd. and Cayman Water Company Limited (incorporated herein by reference to Exhibit 10.8 filed as a part of our Form 8-K filed August 9, 2006, File No. 0-25248)

10.23	Cayman Islands Collateral Charge, West Bay Beach South Property, Block 12D, Parcel 79REM1/2 (incorporated herein by reference to Exhibit 10.9 filed as a part of our Form 8-K filed August 9, 2006, File No. 0-25248)

10.24	Cayman Islands Collateral Charge, West Bay Beach North, Block 11D, Parcel 40 (incorporated herein by reference to Exhibit 10.10 filed as a part of our Form 8-K filed August 9, 2006, File No. 0-25248)

10.25	Cayman Islands Collateral Charge, West Bay Beach North, Block 11D, Parcel 8 (incorporated herein by reference to Exhibit 10.11 filed as a part of our Form 8-K filed August 9, 2006, File No. 0-25248)

10.26	Cayman Islands Collateral Charge, West Bay North East, Block 9A, Parcel 8 (incorporated herein by reference to Exhibit 10.12 filed as a part of our Form 8-K filed August 9, 2006, File No. 0-25248)

10.27	Cayman Islands Collateral Charge, West Bay North East, Block 9A, Parcel 469 (incorporated herein by reference to Exhibit 10.13 filed as a part of our Form 8-K filed August 9, 2006, File No. 0-25248)

10.28	Loan Agreement dated as of October 4, 2006, by and between Royal Bank of Canada and Consolidated Water (Bahamas) Ltd. (incorporated herein by reference to Exhibit 10.1 filed as a part of our Form 8-K filed October 6, 2006, File No. 0-25248)

10.29.1†	Form of Agreement for Desalinated Water Supply dated May 2005 among Water and Sewerage Corporation, Consolidated Water Co. Ltd. and Consolidated Water (Bahamas) Limited (incorporated herein by reference to Exhibit 10.1 filed as a part of our Form 8-K filed February 4, 2011, File No. 0-25248)

10.29.2†	Letter of Acceptance dated January 25, 2011 (effective January 31, 2011) between Water and Sewerage Corporation and Consolidated Water Co. Ltd. (incorporated herein by reference to Exhibit 10.2 filed as a part of our Form 8-K filed February 4, 2011, File No. 0-25248)

10.29.3†	Proposal letter dated December 8, 2010 addressed to the Water and Sewerage Corporation (incorporated herein by reference to Exhibit 10.3 filed as a part of our Form 8-K filed February 4, 2011, File No. 0-25248)

10.30.1	N.S.C. Agua S.A. de C.V. agreement for the purchase of 12 hectares of land dated May 16, 2013 (incorporated herein by reference to Exhibit 10.32.1 filed as a part of our Form 10-K for the fiscal year ended December 31, 2013, Commission File No. 0-25248)

10.30.2	Appendix to N.S.C. Agua S.A. de C.V. agreement for the purchase of 12 hectares of land dated May 16, 2013 (incorporated herein by reference to Exhibit 10.32.2 filed as a part of our Form 10-K for the fiscal year ended December 31, 2013, Commission File No. 0-25248)

10.30.3	Exhibit Index to N.S.C. Agua S.A. de C.V. agreement for the purchase of 12 hectares of land dated May 16, 2013 (incorporated herein by reference to Exhibit 10.32.3 filed as a part of our Form 10-K for the fiscal year ended December 31, 2013, Commission File No. 0-25248)

10.30.4	Exhibits to N.S.C. Agua S.A. de C.V. agreement for the purchase of 12 hectares of land dated May 16, 2013 (incorporated herein by reference to Exhibit 10.32.4 filed as a part of our Form 10-K for the fiscal year ended December 31, 2013, Commission File No. 0-25248)

21.1**	Subsidiaries of the Registrant

23.1**	Consent of Marcum LLP — Consolidated Water Co. Ltd.

23.2**	Consent of Marcum LLP — Ocean Conversion (BVI) Ltd.

31.1**	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2**	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Schema

101.CAL	XBRL Taxonomy Calculation Linkbase

101.DEF	XBRL Taxonomy Definition Linkbase

101.LAB	XBRL Taxonomy Label Linkbase

101.PRE	XBRL Taxonomy Presentation Linkbase

*	Indicates a management contract or compensatory plan.
**	Filed herewith.
†	Portions of these Exhibits have been omitted pursuant to a request for confidential treatment.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONSOLIDATED WATER CO. LTD.

By:	/s/ Wilmer F. Pergande
Wilmer F. Pergande
Chairman of the Board of Directors

Dated: March 13, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature		Title	Date

By:	/s/ Wilmer F. Pergande	Chairman of the Board of Directors	March 13, 2015
Wilmer F. Pergande

By:	/s/ Frederick W. McTaggart	Director, Chief Executive Officer and President	March 13, 2015
	Frederick W. McTaggart	(Principal Executive Officer)

By:	/s/ David W. Sasnett	Director, Executive Vice President & Chief Financial Officer	March 13, 2015
	David W. Sasnett	(Principal Financial and Accounting Officer)

By:	/s/ Brian E. Butler	Director	March 13, 2015
Brian E. Butler

By:	/s/ Carson K. Ebanks	Director	March 13, 2015
Carson K. Ebanks

By:	/s/ Richard L. Finlay	Director	March 13, 2015
Richard L. Finlay

By:	/s/ Clarence B. Flowers, Jr.	Director	March 13, 2015
Clarence B. Flowers, Jr.

By:	/s/ Leonard J. Sokolow	Director	March 13, 2015
Leonard J. Sokolow

By:	/s/ Raymond Whittaker	Director	March 13, 2015
Raymond Whittaker

