Form 10-Q
period 2015-03-31
CONSOLIDATED WATER CO LTD
filed 2015-05-11
CIK 928340

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

As of May 4, 2015, 14,734,272 shares of the registrant’s common stock, with US$0.60 par value, were outstanding.

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED WATER CO. LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2015	2014
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$36,754,928	$35,713,689
Certificate of deposit	5,000,000	5,000,000
Restricted cash	442,955	456,083
Accounts receivable, net	12,535,264	11,773,744
Inventory	1,790,103	1,738,382
Prepaid expenses and other current assets	1,530,915	1,961,385
Current portion of loans receivable	1,754,498	1,726,310
Costs and estimated earnings in excess of billings - construction project	869,539	1,090,489
Total current assets	60,678,202	59,460,082
Property, plant and equipment, net	55,064,046	56,396,988
Construction in progress	2,195,456	1,900,016
Inventory, non-current	4,433,571	4,240,977
Loans receivable	5,161,530	5,610,867
Investment in OC-BVI	5,000,083	5,208,603
Intangible assets, net	888,877	927,900
Goodwill	3,499,037	3,499,037
Investment in land	20,558,424	20,558,424
Other assets	2,554,454	2,656,937
Total assets	$160,033,680	$160,459,831

LIABILITIES AND EQUITY
Current liabilities
Accounts payable and other current liabilities	$4,914,993	$5,962,015
Dividends payable	1,191,703	1,190,325
Demand loan payable	8,500,000	9,000,000
Total current liabilities	14,606,696	16,152,340
Other liabilities	224,827	224,827
Total liabilities	14,831,523	16,377,167
Commitments and contingencies
Equity
Consolidated Water Co. Ltd. stockholders' equity
Redeemable preferred stock, $0.60 par value. Authorized 200,000 shares;
issued and outstanding 36,840 and 36,840 shares, respectively	22,104	22,104
Class A common stock, $0.60 par value. Authorized 24,655,000 shares;
issued and outstanding 14,734,272 and 14,715,899 shares, respectively	8,840,563	8,829,539
Class B common stock, $0.60 par value. Authorized 145,000 shares;
none issued	-	-
Additional paid-in capital	83,994,765	83,779,292
Retained earnings	49,814,648	49,000,621
Cumulative translation adjustment	(516,160)	(482,388)
Total Consolidated Water Co. Ltd. stockholders' equity	142,155,920	141,149,168
Non-controlling interests	3,046,237	2,933,496
Total equity	145,202,157	144,082,664
Total liabilities and equity	$160,033,680	$160,459,831

 The accompanying notes are an integral part of these condensed consolidated financial statements.

CONSOLIDATED WATER CO. LTD.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended March 31,
	2015	2014
Retail water revenues	$6,135,638	$6,112,961
Bulk water revenues	8,382,316	9,959,736
Services revenues	148,158	275,913
Total revenues	14,666,112	16,348,610

Cost of retail revenues	2,876,788	2,931,376
Cost of bulk revenues	5,449,512	7,111,545
Cost of services revenues	284,887	335,264
Total cost of revenues	8,611,187	10,378,185
Gross profit	6,054,925	5,970,425
General and administrative expenses	3,799,589	5,342,633
Income from operations	2,255,336	627,792

Other income (expense):
Interest income	233,582	172,932
Interest expense	(69,532)	(295,737)
Profit sharing income from OC-BVI	26,325	20,250
Equity in earnings of OC-BVI	75,155	54,489
Impairment of investment in OC-BVI	(310,000)	-
Other	(175,087)	198,296
Other income (expense), net	(219,557)	150,230
Net income	2,035,779	778,022
Income attributable to non-controlling interests	114,518	123,113
Net income attributable to Consolidated Water Co. Ltd. stockholders	$1,921,261	$654,909

Basic earnings per common share attributable to Consolidated Water Co. Ltd. common stockholders	$0.13	$0.04
Diluted earnings per common share attributable to Consolidated Water Co. Ltd. common stockholders	$0.13	$0.04
Dividends declared per common share	$0.075	$0.075

Weighted average number of common shares used in the determination of:
Basic earnings per share	14,718,757	14,686,744
Diluted earnings per share	14,764,169	14,766,985

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONSOLIDATED WATER CO. LTD.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Three Months Ended March 31,
	2015	2014
Net income	$2,035,779	$778,022
Other comprehensive income (loss)
Foreign currency translation adjustment	(35,549)	100,456
Total other comprehensive income (loss)	(35,549)	100,456
Comprehensive income	2,000,230	878,478
Comprehensive income attributable to non-controlling interests	112,741	128,136
Comprehensive income attributable to Consolidated Water Co. Ltd. stockholders	$1,887,489	$750,342

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONSOLIDATED WATER CO. LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2015	2014
Net cash provided by (used in) operating activities	$2,479,647	$(2,126,048)

Cash flows from investing activities
Additions to property, plant and equipment and construction in progress	(520,756)	(661,662)
Proceeds from sale of equipment	600	-
Distribution of earnings from OC-BVI	-	727,200
Collections on loans receivable	421,149	467,816
Net cash provided by (used in) investing activities	(99,007)	533,354

Cash flows from financing activities
Dividends paid	(1,105,856)	(1,103,587)
Proceeds received from exercise of stock options	145,147	-
Principal repayments of long term debt	-	(5,301,327)
Repayment of demand loan payable	(500,000)	-
Net cash provided by (used in) financing activities	(1,460,709)	(6,404,914)

Effect of exchange rate changes on cash	121,308	64,103

Net increase (decrease) in cash and cash equivalents	1,041,239	(7,933,505)
Cash and cash equivalents at beginning of period	35,713,689	33,626,516
Cash and cash equivalents at end of period	$36,754,928	$25,693,011

Interest paid in cash	$39,962	$110,330

Non-cash investing and financing activities
Issuance of 0 and 12,302, respectively, shares of common stock for services rendered	$-	$173,458
Dividends declared but not paid	$1,107,834	$1,105,193
Transfers from (to) inventory to (from) property, plant and equipment and construction in progress	$(647)	$57,543
Transfer from costs and estimated earnings in excess of billings - construction project to accounts receivable	$239,400	$-
Transfers from construction in progress to property, plant and equipment	$95,786	$329,265
Transfer from construction in progress to costs and estimated earnings in excess of billings - construction project	$77,841	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONSOLIDATED WATER CO. LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. Principal activity

Consolidated Water Co. Ltd., and its subsidiaries (collectively, the “Company”) use reverse osmosis technology to produce potable water from seawater. The Company processes and supplies water to its customers in the Cayman Islands, Belize, The Bahamas, the British Virgin Islands and Indonesia. The Company sells water to a variety of customers, including public utilities, commercial and tourist properties, residential properties and government facilities. The base price of water supplied by the Company, and adjustments thereto, are determined by the terms of a retail license and bulk water supply contracts, which provide for adjustments based upon the movement in the government price indices specified in the license and contracts, as well as monthly adjustments for changes in the cost of energy. The Company also provides engineering and design services for water plant construction, and manages and operates water plants owned by others.

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

The accompanying interim condensed consolidated financial statements are unaudited. These condensed consolidated financial statements reflect all adjustments (which are of a normal recurring nature) that, in the opinion of management, are necessary to fairly present the Company’s financial position, results of operations and cash flows as of and for the periods presented. The results of operations for these interim periods are not necessarily indicative of the operating results for future periods, including the fiscal year ending December 31, 2015.

These condensed consolidated financial statements and notes are presented in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) relating to interim financial statements and in conformity with accounting principles generally accepted in the United States of America (“US GAAP”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with US GAAP have been condensed or omitted in these condensed financial statements pursuant to SEC rules and regulations, although the Company believes that the disclosures made herein are adequate to make the information not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

Foreign currency: The Company’s reporting currency is the United States dollar (“US$”). The functional currency of the Company and its foreign operating subsidiaries (other than its majority-owned subsidiary, NSC) is the currency for each respective country. The functional currency for NSC is the US$. The exchange rates between the Cayman Islands dollar, the Belize dollar, the Bahamian dollar are fixed to the US$. CW-Cooperatief conducts business in US$ and euros, CW-Bali conducts business in US$ and Indonesian rupiahs, and NSC conducts business in US$ and Mexican pesos. The exchange rates for conversion of euros, rupiahs and Mexican pesos into US$ vary based upon market conditions. Net foreign currency gains (losses) arising from transactions conducted in foreign currencies were ($175,095) and $161,733 for the three months ended March 31, 2015 and 2014, respectively, and are included in “Other income (expense)” in the accompanying condensed consolidated statements of income.

Comprehensive income: Comprehensive income (loss) is defined as the change in equity during a period from transactions and other events from non-owner sources. Comprehensive income (loss) is the total of net income and other comprehensive income (loss) which, for the Company, is comprised entirely of foreign currency translation adjustments related to CW-Bali.

Cash and cash equivalents: Cash and cash equivalents consist of demand deposits at banks and highly liquid deposits at banks with an original maturity of three months or less. As of March 31, 2015 and December 31, 2014, this balance includes $5.1 million and $3.0 million, respectively, of certificates of deposits with an original maturity of three months or less.

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

3. Fair value measurements

As of March 31, 2015 and December 31, 2014, the carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and other current liabilities, and dividends payable approximate their fair values due to the short term maturities of these instruments. Management considers that the carrying amounts for loans receivable and long term debt as of March 31, 2015 and December 31, 2014 approximate their fair value.

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

The following table presents the Company’s fair value hierarchy for assets and liabilities measured at fair value as of March 31, 2015 and December 31, 2014:

	March 31, 2015
	Level 1	Level 2	Level 3	Total
Assets:
Recurring
Restricted cash	$442,955	$-	$-	$442,955
Certificate of deposit	-	5,000,000	-	5,000,000
Total recurring	$442,955	$5,000,000	$-	$5,442,955

Nonrecurring
Investment in OC-BVI	$-	$-	$5,000,083	$5,000,083

	December 31, 2014
	Level 1	Level 2	Level 3	Total
Assets:
Recurring
Restricted cash	$456,083	$-	$-	$456,083
Certificate of deposit	-	5,000,000	-	5,000,000
Total recurring	$456,083	$5,000,000	$-	$5,456,083

Nonrecurring
Investment in OC-BVI	$-	$-	$5,208,603	$5,208,603

The activity for Level 3 investments for the three months ended March 31, 2015 was as follows:

Balance as of December 31, 2014	$5,208,603
Profit sharing and equity from earnings of OC-BVI	101,480
Distributions received from OC-BVI	-
Impairment of investment in OC-BVI (See Note 6)	(310,000)
Balance as of March 31, 2015	$5,000,083

4. Segment information

The Company has three reportable segments: retail, bulk and services. The retail segment operates the water utility for the Seven Mile Beach and the West Bay area of Grand Cayman Island pursuant to an exclusive license granted by the Cayman Islands government and also sells water to resort properties in Bali, Indonesia. The bulk segment supplies potable water to government utilities in Grand Cayman, The Bahamas and Belize under long-term contracts. The services segment develops, designs, constructs and sells desalination plants and provides desalination plant management and operating services to affiliated companies. Consistent with prior periods, the Company records all non-direct general and administrative expenses in its retail business segment and does not allocate any of these non-direct expenses to its other two business segments.

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

	Three Months Ended March 31, 2015
	Retail	Bulk	Services	Total
Revenues	$6,135,638	$8,382,316	$148,158	$14,666,112
Cost of revenues	2,876,788	5,449,512	284,887	8,611,187
Gross profit (loss)	3,258,850	2,932,804	(136,729)	6,054,925
General and administrative expenses	2,805,038	417,364	577,187	3,799,589
Income (loss) from operations	$453,812	$2,515,440	$(713,916)	2,255,336
Other income (expense), net				(219,557)
Net income				2,035,779
Income attributable to non-controlling interests				114,518
Net income attributable to Consolidated Water Co. Ltd. stockholders				$1,921,261

Depreciation and amortization expenses for the three months ended March 31, 2015 for the retail, bulk and services segments were $606,589, $778,177 and $22,474, respectively.

	Three Months Ended March 31, 2014
	Retail	Bulk	Services	Total
Revenues	$6,112,961	$9,959,736	$275,913	$16,348,610
Cost of revenues	2,931,376	7,111,545	335,264	10,378,185
Gross profit (loss)	3,181,585	2,848,191	(59,351)	5,970,425
General and administrative expenses	2,888,229	434,969	2,019,435	5,342,633
Income (loss) from operations	$293,356	$2,413,222	$(2,078,786)	627,792
Other income (expense), net				150,230
Net income				778,022
Income attributable to non-controlling interests				123,113
Net income attributable to Consolidated Water Co. Ltd. stockholders				$654,909

Depreciation and amortization expenses for the three months ended March 31, 2014 for the retail, bulk and services segments were $633,273, $785,901 and $34,974, respectively.

	As of March 31, 2015
	Retail	Bulk	Services	Total
Property plant and equipment, net	$26,366,522	$28,595,565	$101,959	$55,064,046
Construction in progress	1,050,956	1,144,500	-	2,195,456
Goodwill	1,170,511	2,328,526	-	3,499,037
Investment in land	-	-	20,558,424	20,558,424
Total assets	48,515,695	87,791,413	23,726,572	160,033,680

	As of December 31, 2014
	Retail	Bulk	Services	Total
Property plant and equipment, net	$26,978,259	$29,318,534	$100,195	$56,396,988
Construction in progress	902,656	997,360	-	1,900,016
Goodwill	1,170,511	2,328,526	-	3,499,037
Investment in land	-	-	20,558,424	20,558,424
Total assets	51,770,206	84,612,482	24,077,143	160,459,831

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

The following summarizes information related to the computation of basic and diluted EPS for the three months ended March 31, 2015 and 2014.

	Three Months Ended March 31,
	2015	2014
Net income attributable to Consolidated Water Co. Ltd. Common stockholders	$1,921,261	$654,909
Less: preferred stock dividends	(2,763)	(2,806)
Net income available to common shares in the determination of basic earnings per common share	$1,918,498	$652,103

Weighted average number of common shares in the determination of basic earnings per common share attributable to Consolidated Water Co. Ltd. common stockholders	14,718,757	14,686,744
Plus:
Weighted average number of preferred shares outstanding during the period	36,840	37,408
Potential dilutive effect of unexercised options	8,572	42,833
Weighted average number of shares used for determining diluted earnings per common share attributable to Consolidated Water Co. Ltd. common stockholders	14,764,169	14,766,985

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

The Company’s equity investment in OC-BVI amounted to $5,000,083 and $5,208,603 as of March 31, 2015 and December 31, 2014, respectively.

Until 2009, substantially all of the water sold by OC-BVI to the Ministry was supplied by one desalination plant with a capacity of 1.7 million gallons per day located at Baughers Bay, Tortola (the “Baughers Bay plant”). As discussed later in this Note (see “Baughers Bay litigation”), the BVI government assumed the operating responsibilities for the Baughers Bay plant in March 2010. During 2007, OC-BVI completed the construction of a desalination plant with a capacity of 720,000 gallons per day located at Bar Bay, Tortola (the “Bar Bay plant”). OC-BVI began selling water to the Ministry from this plant in January 2009 and on March 4, 2010, OC-BVI and the BVI government executed a seven-year contract for the Bar Bay plant (the “Bar Bay agreement”). Under the terms of the Bar Bay agreement, OC-BVI is required to deliver and the Ministry is required to purchase 600,000 gallons of water per day from the Bar Bay plant. The Bar Bay agreement includes a seven-year extension option exercisable by the BVI government and required OC-BVI to complete a storage reservoir on a BVI government site by no later than March 4, 2011. OC-BVI has not commenced construction of this storage reservoir due to the BVI government’s failure to pay (i) the full amount of invoices for the water provided by the Bar Bay plant on a timely basis; and (ii) the full amount ordered pursuant to a court ruling relating to the Baughers Bay litigation  (see discussion that follows).

Summarized financial information of OC-BVI is presented as follows:

	March 31,	December 31,
	2015	2014
Current assets	$3,168,940	$2,547,542
Non-current assets	5,116,946	5,297,904
Total assets	$8,285,886	$7,845,446

	March 31,	December 31,
	2015	2014
Current liabilities	$624,794	$427,269
Non-current liabilities	1,445,849	1,393,200
Total liabilities	$2,070,643	$1,820,469

	Three Months Ended March 31,
	2015	2014
Revenues	$1,068,901	$1,175,129
Cost of revenues	581,644	721,149
Gross profit	487,257	453,980
General and administrative expenses	244,342	266,677
Income (loss) from operations	242,915	187,303
Other income (expense), net	(52,649)	(54,954)
Net income	190,266	132,349
Income attributable to non-controlling interests	17,614	7,173
Net income attributable to controlling interests	$172,652	$125,176

The Company recognized $75,155 and $54,489 in earnings from its equity investment in OC-BVI for the three months ended March 31, 2015 and 2014, respectively. The Company recognized $26,325 and $20,250 in profit sharing income from its profit sharing agreement with OC-BVI for the three months ended March 31, 2015 and 2014, respectively.

For the three months ended March 31, 2015 and 2014, the Company recognized $128,775 and $275,913, respectively, in revenues from its management services agreement with OC-BVI, which are included in services revenues in the condensed consolidated statements of income. The Company’s remaining unamortized balance recorded for this management services agreement, which is reflected as an intangible asset on the condensed consolidated balance sheets, was approximately $173,000 and $196,000 as of March 31, 2015 and December 31, 2014, respectively.

Baughers Bay Litigation

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

During the three months ended March 31, 2015, after updating its probability-weighted estimates of OC-BVI’s future cash flows and its resulting estimate of the fair value of its investment in OC-BVI, the Company determined that the carrying value of its investment in OC-BVI exceeded its fair value and recorded an impairment loss on this investment of $310,000. The resulting carrying value of the Company’s investment in OC-BVI of approximately $5.0 million as of March 31, 2015 assumes that the BVI government will honor its obligations under the Bar Bay agreement and also assumes (on a probability-weighted basis) that (i) the BVI government will exercise its option to extend the Bar Bay agreement for seven years beyond its initial term, which expires February 2017, and (ii) OC-BVI will receive the pending amount (as estimated by the Company) awarded by the Eastern Caribbean Court of Appeals for the value of the Baughers Bay plant previously transferred by OC-BVI to the BVI government.

The $5.0 million carrying value of the Company’s investment in OC-BVI as of March 31, 2015 exceeds the Company’s underlying equity in OC-BVI’s net assets by approximately $1.6 million. The Company accounts for this excess as goodwill. The BVI government is OC-BVI’s sole customer and substantially all of OC-BVI’s revenues are generated from its Bar Bay plant. As the Bar Bay agreement matures to its February 2017 expiration date, and OC-BVI receives (or is determined by the valuation expert to not be entitled to receive) the pending court award amount assumed due for the value of the Baughers Bay plant, OC-BVI’s expected future cash flows, and therefore its fair value computed under the discounted cash flow method, will decrease. Unless OC-BVI obtains an extension or modification of its Bar Bay agreement that results in a significant increase in the estimated future cash flows from its Bar Bay plant, the Company will be required to record impairment losses during the remainder of 2015 and in 2016 to reduce the carrying value of its investment in OC-BVI to its then current fair value. These impairment losses will, in the aggregate, at least equal the underlying $1.6 million in goodwill reflected in the carrying value of the Company’s investment in OC-BVI. The losses the Company records for its investment in OC-BVI in the future will exceed this $1.6 million if OC-BVI ultimately ceases operations at its Bar Bay plant, as OC-BVI will be required to record an impairment loss to reduce the carrying value of it Bar Bay plant to its then estimated fair value. OC-BVI’s aggregate carrying value of the assets that comprise its Bar Bay plant was approximately $4.9 million as of March 31, 2015. Future impairment losses for the Company’s investment in OC-BVI and the Company’s equity in any future operating losses incurred by OC-BVI could have a material adverse impact on the Company’s consolidated results of operations.

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

NSC is currently conducting additional source water sampling protocols to comply with regulatory requirements in the U.S. and Mexico, and is also coordinating with regulators.

In November 2012, NSC signed a letter of intent with Otay Water District in Southern California to deliver no less than 20 million and up to 40 million gallons of water per day from the plant to the Otay Water District at the border between Mexico and the U.S. On November 25, 2013, Otay Water District submitted an application to the Department of State of the United States of America for a Presidential Permit authorizing the construction, connection, operation and importation of desalinated seawater at the international boundary between the United States and Mexico in San Diego County, California. The Company understands that this application is currently being reviewed by the relevant authorities.

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

In August 2014, the State of Baja California enacted new legislation to regulate Public-Private Association projects which involve the type of long-term contract between a public sector authority and a private party that NSC is required to obtain to complete the Project. Pursuant to this new legislation, on January 4, 2015, NSC submitted an expression of interest for its project to the Secretary of Infrastructure and Urban Development of the State of Baja California (“SIDUE”). On January 23, 2015, SIDUE accepted NSC’s expression of interest and requested that NSC submit a detailed proposal for the Project that complies with requirements of the new legislation. NSC submitted this detailed proposal to SIDUE in late March 2015. The new legislation requires that such proposal be evaluated by SIDUE and submitted to the Public-Private Association Projects State Committee (the “APP Committee”) for review and authorization. If the APP Committee grants its authorization, the State of Baja California is required to conduct a public tender for the Project. The Company presently cannot determine if the APP Committee will grant its authorization or, if a public tender process is commenced, when such process will be completed or whether NSC will be awarded the Project.

The Company has acknowledged since the inception of the Project that, due to the amount of capital the Project requires, NSC will ultimately need an equity partner or partners for the Project. During the fourth quarter of 2014, the Company concluded that its chances of successfully completing the Project under the new Public-Private Association legislation would be greatly enhanced through the addition of an equity partner for NSC with substantial financial resources and a history of successful capital project investments in Mexico. In February 2015, NSC entered into a Letter of Intent (LOI) with such a potential partner. The terms of this LOI will be binding if and only if NSC and its potential partner are ultimately awarded the Project by early February 2016. Pursuant to the LOI, (i) NSC has agreed to sell the land and other Project assets to a new company (“Newco”) that will build and own the Project; (ii) NSC’s potential partner will provide the majority of the equity for the Project and thereby will own the majority interest in Newco; (iii) NSC will maintain a minority ownership position in Newco; and (iv) Newco will enter into a long-term management and technical services contract with NSC for the Project.

On February 20, 2015, NSC received notification from the regulatory authorities in Mexico that its federal environmental impact assessment and mitigation plan for the Project’s proposed desalination plant was approved.

Included in the Company’s consolidated results of operations are general and administrative expenses from NSC, consisting of organizational, legal, accounting, engineering, consulting and other costs relating to NSC’s project development activities. Such expenses amounted to approximately $561,000 and $2.0 million for the three months ended March 31, 2015 and 2014, respectively. The assets and liabilities of NSC included in the Company’s consolidated balance sheets amounted to approximately $22.0 million and $270,000, respectively, as of March 31, 2015 and approximately $22.0 million and $214,000, respectively, as of December 31, 2014.

The Company expects to incur additional project development costs on behalf of NSC in 2015.

Despite the expenditures made and the activities completed to date, the Company may ultimately be unsuccessful in its efforts to complete the Project.

The Mexico tax authority, the Servicio de Administracion Tributaria (“SAT”), assessed NSC 3,184,745 Mexican pesos for taxes relating to payments to foreign vendors on which the SAT contended should have been subject to income tax withholdings during NSC’s 2011 tax year. The SAT also assessed NSC 1,639,001 Mexican pesos in penalties and 913,711 Mexican pesos in surcharges on these payments bringing the total assessment to 5,737,457 Mexican pesos. Such assessment is equivalent to approximately $379,000 as of March 31, 2015 based upon the exchange rate between the US$ and the Mexican peso as of that date.

NSC retained the assistance of Mexican tax advisers in this matter, as it believed the assumptions and related work performed by the SAT did not support their tax assessment. As a result, NSC elected to contest this assessment in Mexico federal tax court. NSC was required to provide an irrevocable letter of credit in the amount of 6,712,634 Mexican pesos as collateral in connection with this tax case. The letter of credit amount includes 975,177 Mexican pesos in additional charges calculated by the SAT to adjust the value of the original assessment to its potential future value at the time when the tax court settles the matter.

In November 2014, NSC received a favorable judgment from the tax court. Based on this outcome, the SAT filed an appeal shortly thereafter to contest the judgment.

The restricted cash balance of $442,955 included in the accompanying consolidated March 31, 2015 balance sheet represents cash on deposit with a bank to secure payment of the irrevocable letter of credit.

The Company is presently unable to determine what amount, if any, of this assessment NSC will ultimately be required to pay by the Mexico federal tax court. Consequently, no provision for this potential liability has been made in the accompanying financial statements. Furthermore, if the SAT is successful in its appeal to reverse the November 2014 ruling, the SAT may seek to levy an assessment on payments of a similar nature made by NSC during tax years subsequent to 2011.

8. Contingencies

Retail License

The Company sells water through its retail operations under a license issued in July 1990 by the Cayman Islands government that grants Cayman Water the exclusive right to provide potable water to customers within its licensed service area. As discussed below, this license was set to expire in July 2010 but has since been extended while negotiations for a new license take place. Pursuant to the license, Cayman Water has the exclusive right to produce potable water and distribute it by pipeline to its licensed service area which consists of two of the three most populated areas of Grand Cayman, the Seven Mile Beach and West Bay areas. For the three months ended March 31, 2015 and 2014, the Company generated approximately 41% and 37%, respectively, of its consolidated revenues and 56% and 55%, respectively, of its consolidated gross profits from the retail water operations conducted pursuant to Cayman Water’s exclusive license. As discussed later herein, if Cayman Water is not in default of any of its terms, this license provides Cayman Water with the right to renew the license on terms that are no less favorable than those that the government offers to any third party.

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

The Company has been advised in correspondence from the Cayman Islands government and the WAC that: (i) the WAC is now the principal negotiator, and not the Cayman Islands government, in these license negotiations, and (ii) the WAC has determined that a rate of return on invested capital model (“RCAM”) for the retail license is in the best interest of the public and Cayman Water’s customers. RCAM is the rate model currently utilized in the electricity transmission and distribution license granted by the Cayman Islands government to the Caribbean Utilities Company, Ltd. The Company advised the Cayman Islands government that it disagreed with its position on these two issues.

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

Throughout the course of the license renewal negotiations, the Company objected to the use of RCAM on the basis that it believes such a model would not promote the efficient operation of its water utility and could ultimately increase water rates to Cayman Water’s customers.

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

The Company’s submissions on the RCAM model and/or alternative models of pricing were made to the WAC on June 9, 2014. The Company received a letter from the WAC dated September 11, 2014, which fully rejected the Company’s submissions and stated that they intend to provide the Company with a draft RCAM license in due course.

On November 21, 2014, the Company wrote to the Minister of Works offering to recommence license negotiations on the basis of the RCAM model subject to certain conditions which are: (i) the Government would undertake to amend the current water legislation to provide for an independent regulator and a fair and balanced regulatory regime more consistent with that provided under the electrical utility regulatory regime, (ii) the Government and the Company would mutually appoint an independent referee and chairman of the negotiations, (iii) the Company’s new license would provide exclusivity for the production and provision of all piped water, both potable and non-potable, within its Cayman Islands license area, (iv) the Government would allow the Company to submit its counter proposal to the WAC’s June 2010 RCAM license draft, and (v) the principle of subsidization of residential customer rates by commercial customer rates would continue under a new license. On March 23 2015, the Company received a letter from the Minister of Works with the following responses to the Company’s November 21, 2014 letter: (1) while the Cayman government plans to create a new public utilities commission, the provision of the new retail license will not depend upon the formation of such a commission; (2) any consideration regarding inclusion of the exclusive right to sell non-potable water within the area covered by the retail license will not take place until after the draft license has proceeded through the review process of the negotiations; (3) rather than allow the Company to submit its counter proposal to the WAC’s June 2010 RCAM license draft, the WAC will draft the license with the understanding that the Company will be allowed to propose amendments thereto; and (4) the principle of subsidization of residential customer rates by commercial customer rates would continue under a new license, assuming no minimum volume charge.

The Company is presently waiting for the WAC to provide its current draft of the license and to propose dates on which the negotiation process may recommence.

The Cayman Islands government could ultimately offer a third party a license to service some or all of Cayman Water’s present service area. However, as set forth in the 1990 license, “the Governor hereby agrees that upon the expiry of the term of this Licence or any extension thereof, he will not grant a licence or franchise to any other person or company for the processing, distribution, sale and supply of water within the Licence Area without having first offered such a licence or franchise to the Company on terms no less favourable than the terms offered to such other person or company.”

The terms of any new license agreement offered by the Cayman government may not be as favorable to the Company as the terms under which Cayman Water is presently operating. The resolution of these license negotiations could result in a material reduction of the operating income and cash flows the Company has historically generated from its retail license and could require the Company to record an impairment charge to reduce the $3,499,037 carrying value of its goodwill. Such impairment charge could have a material adverse impact on the Company’s results of operations.

The Company is presently unable to determine what impact the resolution of this matter will have on its financial condition, results of operations or cash flows.

CW-Belize

By Statutory Instrument No. 81 of 2009, the Minister of Public Utilities of the government of Belize published an order, the Public Utility Provider Class Declaration Order, 2009 (the “Order”), which as of May 1, 2009 designated CW-Belize as a public utility provider under the laws of Belize. With this designation, the Public Utilities Commission of Belize (the “PUC”) has the authority to set the rates charged by CW-Belize and to otherwise regulate its activities. On November 1, 2010, CW-Belize received a formal complaint from the PUC alleging that CW-Belize was operating without a license under the terms of the Water Industry Act. CW-Belize applied for this license in December 2010. On July 29, 2011, the PUC issued the San Pedro Public Water Supply Quality and Security Complaint Order (the “Second Order”) which among other things requires that (i) CW-Belize and its customer jointly make a submission to the responsible Minister requesting that the area surrounding CW-Belize’s seawater abstraction wells be designated a forest reserve or national park and be designated a Controlled Area under section 58 of the Water Industry Act, (ii) CW-Belize submit an operations manual for CW-Belize’s desalination plant to the PUC for approval, (iii) CW-Belize and its customer modify the water supply agreement between the parties to (a) include new water quality parameters included in the Order and (b) cap the current exclusive water supply arrangement in the agreement at a maximum of 450,000 gallons per day, (iv) CW-Belize keep a minimum number of replacement seawater RO membranes in stock at all times and (v) CW-Belize take possession of and reimburse the PUC for certain equipment which the PUC purchased from a third-party in late 2010. CW-Belize has applied for declaratory judgment and has been granted a temporary injunction to stay the enforcement of the Second Order by the PUC until such time as the Belize courts could hear the matter. The initial hearing on this matter was conducted on October 30 and 31, 2012 with an additional hearing on November 29, 2012. The ruling on this case is pending. The Company is presently unable to determine what impact the Order and the Second Order will have on its results of operations, financial position or cash flows.

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

At the request of the government of The Bahamas, CW-Bahamas continues to operate and maintain the Windsor plant on a month-to-month basis to provide the government of The Bahamas with additional time to decide whether or not it will extend CW-Bahamas’ water supply agreement for the Windsor plant on a long-term basis. CW-Bahamas generated approximately $1.5 million and $1.7 million in revenues from the operation of this plant during the three months ended March 31, 2015 and 2014, respectively.

North Sound Plant Water Supply Agreement

OC-Cayman’s bulk water supply agreement with the WAC for the WAC’s North Sound plant expired on April 1, 2015. OC-Cayman submitted a proposal to continue to operate the plant for an additional 24 months on March 23, 2015. This proposal was tentatively accepted on March 27, 2015, subject to certain additional government approvals. OC-Cayman continues to operate the plant under the same terms and conditions of the expired agreement. OC-Cayman generated approximately $726,000 and $994,000 in revenues from the operation of this plant during the three months ended March 31, 2015 and 2014, respectively.

9. Impact of recent accounting standards

Effect of Newly Issued But Not Yet Effective Accounting Standards:

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers. ASU 2014-09 requires revenue recognition to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 prescribes a five step framework in accounting for revenues from contracts within its scope, including (a) identification of the contract, (b) identification of the performance obligations under the contract, (c) determination of the transaction price, (d) allocation of the transaction price to the identified performance obligations and (e) recognition of revenues as the identified performance obligations are satisfied. ASU 2014-09 also prescribes additional disclosures and financial statement presentations. This amendment is effective for public entities in annual reporting periods beginning after December 15, 2016. Early application is not permitted. ASU 2014-09 may be adopted retrospectively or under a modified retrospective method where the cumulative effect is recognized at the date of initial application. The Company is currently evaluating the effect the adoption of this standard will have on the Company’s consolidated financial statements.

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

In April 2015, the FASB issued ASU 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. ASU 2015-03 provides authoritative guidance related to the presentation of debt issuance costs on the balance sheet, requiring companies to present debt issuance costs as a direct deduction from the carrying value of debt. The amendments in this update are effective for public business entities in fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The new guidance must be applied retrospectively to each prior period presented. The Company is currently evaluating the effect the adoption of this amendment will have on the Company’s consolidated financial statements.

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

The forward-looking statements contained in this report are not guarantees of future performance and involve certain risks, uncertainties and assumptions, which are difficult to predict. Actual outcomes and results may differ materially from what is expressed in such forward-looking statements. Important factors, which may affect these actual outcomes and results, include, without limitation:

•	tourism and weather conditions in the areas we serve;

•	the economies of the U.S. and other countries we serve;

•	our relationships with the governments we serve;

•	regulatory matters, including resolution of the negotiations for the renewal of our retail license on Grand Cayman;

•	our ability to successfully enter new markets, including Mexico and Asia; and

•	other factors, including those “Risk Factors” set forth under Part II, Item 1A in this Quarterly Report and in our 2014 Annual Report on Form 10-K.

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

As a quoted market price for OC-BVI’s stock is not available, to test for possible impairment of our investment in OC-BVI, we estimate its fair value through the use of the discounted cash flow method, which relies upon projections of OC-BVI’s operating results, working capital and capital expenditures. The use of this method requires us to estimate OC-BVI’s cash flows from (i) its water supply agreement with the BVI government for its Bar Bay plant (the “Bar Bay agreement”); and (ii) the pending amount awarded by the Eastern Caribbean Court of Appeals for the value of the Baughers Bay plant previously transferred by OC-BVI to the BVI government (see further discussion of the Baughers Bay litigation at Item 1. - Notes to the Condensed Consolidated Financial Statements - Note 6).

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

During the three months March 31, 2015, after updating our probability-weighted estimates of OC-BVI’s future cash flows and our resulting estimate of the fair value of our investment in OC-BVI, we determined that the carrying value of our investment in OC-BVI exceeded its fair value and recorded an impairment loss on this investment of $310,000. The resulting carrying value of our investment in OC-BVI of approximately $5.0 million as of March 31, 2015 assumes that the BVI government will honor its obligations under the Bar Bay agreement and also assumes (on a probability-weighted basis) that (i) the BVI government will exercise its option to extend the Bar Bay agreement for seven years beyond its initial term, which expires in February 2017 and (ii) OC-BVI will receive the pending amount (based upon our estimate) awarded by the Eastern Caribbean Court of Appeals for the value of the Baughers Bay plant previously transferred by OC-BVI to the BVI government.

The $5.0 million carrying value of our investment in OC-BVI as of March 31, 2015 exceeds our underlying equity in OC-BVI’s net assets by approximately $1.6 million. We account for this excess as goodwill. The BVI government is OC-BVI’s sole customer and substantially all of OC-BVI’s revenues are generated from its Bar Bay plant. As the Bar Bay agreement matures to its February 2017 expiration date and OC-BVI receives (or is determined by the valuation expert to not be entitled to receive) the pending court award amount assumed due for the value of the Baughers Bay plant, OC-BVI’s expected future cash flows, and therefore its fair value computed under the discounted cash flow method, will decrease. Unless OC-BVI obtains an extension or modification of its Bar Bay agreement that results in a significant increase in the estimated future cash flows from its Bar Bay plant, we will be required to record impairment losses during the remainder of 2015 and in 2016 to reduce the carrying value of our investment in OC-BVI to its then current fair value. These impairment losses will, in the aggregate, at least equal the underlying $1.6 million in goodwill reflected in the carrying value of our investment in OC-BVI. The losses we record for our investment in OC-BVI in the future will exceed this $1.6 million if OC-BVI ultimately ceases operations at its Bar Bay plant, as OC-BVI will be required to record an impairment loss to reduce the carrying value of its Bar Bay plant to its then estimated fair value. OC-BVI’s aggregate carrying value of the assets that comprise its Bar Bay plant was approximately $4.9 million as of March 31, 2015. Future impairment losses for our investment in OC-BVI and our equity in any future operating losses incurred by OC-BVI could have a material adverse impact on our consolidated results of operations.

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

For the years ended December 31, 2014 and 2013, we estimated the fair value of our reporting units by applying the discounted cash flow method, the subject company stock price method, the guideline public company method, and the mergers and acquisitions method.

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

We also estimated the fair value of each of our reporting units for the years ended December 31, 2014 and 2013 through reference to the quoted market prices for our Company and guideline companies and the market multiples implied by guideline merger and acquisition transactions.

We weighted the fair values estimated for each of our reporting units under each method and summed such weighted fair values to estimate the overall fair value for each reporting unit. The respective weightings we applied to each method for the year ended December 31, 2014 were consistent with those used for the year ended December 31, 2013 and were as follows:

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

RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and accompanying notes included under Part I, Item 1 of this Quarterly Report and our consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for our fiscal year ended December 31, 2014 (“2014 Form 10-K”) and the information set forth under Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2014 Form 10-K.

Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014

Consolidated Results

Net income attributable to Consolidated Water Co. Ltd. common stockholders for 2015 was $1,921,261 ($0.13 per share on a fully-diluted basis), as compared to $654,909 ($0.04 per share on a fully-diluted basis) for 2014.

Total revenues for 2015 decreased to $14,666,112 from $16,348,610 in 2014 due to decreases in revenues for our bulk and services segments. Gross profit for 2015 was $6,054,925 or 41% of total revenues, as compared to $5,970,425 or 37% of total revenues, for 2014. Gross profit for the retail and bulk segments increased from 2014 to 2015 while gross loss for the services segment increased in 2015 from 2014. For further discussion of revenues and gross profit for 2015, see the “Results by Segment” analysis that follows.

General and administrative (“G&A”) expenses on a consolidated basis were $3,799,589 and $5,342,633 for 2015 and 2014, respectively. The decrease in consolidated G&A expenses from 2014 to 2015 is primarily attributable to a $1.4 million decrease in the project development expenses incurred by NSC, our Mexico subsidiary.

The decrease in interest expense to ($69,532) for 2015 from ($295,737) in 2014 reflects the prepayment premium paid for the early redemption on February 17, 2014 of the remaining outstanding balance on our bonds payable and the amortization of the related bond discount and deferred issuance costs at the time of prepayment.

We reported other expense of ($175,087) for 2015 as compared to other income of $198,296 for 2014. The fluctuation in these amounts results principally from foreign currency gains and losses recorded for CW-Bali.

Results by Segment

Retail Segment:

The retail segment contributed $453,812 and $293,356 to our income from operations for 2015 and 2014, respectively.

Revenues generated by our retail water operations were $6,135,638 and $6,112,961 for 2015 and 2014, respectively. The slight rise in retail revenues in 2015 is attributable to an increase in the gallons of water sold of 2% from 2014 to 2015 for our Cayman Water retail operations. This increase in volume of water sold for 2015 was more than offset by a decrease in electricity prices from 2014 to 2015 that reduced the energy component of our retail water rates for 2015.

Retail segment gross profit was $3,258,850 (53% of retail revenues) and $3,181,585 (52% of retail revenues) for 2015 and 2014, respectively. The slight improvement in retail gross profit as a percentage of revenues from 2014 to 2015 is due principally to lower electricity prices that reduced energy expense in 2015 by approximately $95,000.

Consistent with prior periods, we record all non-direct G&A expenses in our retail segment and do not allocate any of these non-direct costs to our other two business segments. Retail G&A expenses for 2015 and 2014 were $2,805,038 and $2,888,229, respectively. G&A expenses declined from 2014 to 2015 as a result of a decrease of approximately $100,000 in professional fees primarily due to incremental consulting and legal fees incurred in 2014 for the judicial review conducted in conjunction with our retail license negotiations.

CW-Bali owns and operates a seawater reverse osmosis plant with a productive capacity of approximately 790,000 gallons per day located in Nusa Dua, one of the primary tourist areas of Bali, Indonesia. We built this plant based upon our belief that future water shortages in this area of Bali will eventually enable us to sell all of this plant’s production. We sold approximately 8.7 million and 1.7 million gallons to customers on a month-to-month basis during the three months ended March 31, 2015 and 2014, respectively. As of March 31, 2015, capitalized costs for this plant reflected on our consolidated balance sheet were approximately $3.0 million. The revenues we generated from this plant amounted to $71,000 and $23,000 for the three months ended March 31, 2015 and 2014, respectively. CW-Bali’s operating losses were approximately ($161,000) and ($157,000) for the three months ended March 31, 2015 and 2014, respectively.

Bulk Segment:

The bulk segment contributed $2,515,440 and $2,413,222 to our income from operations for 2015 and 2014, respectively.

Bulk segment revenues were $8,382,316 and $9,959,736 for 2015 and 2014, respectively. The decrease in bulk revenues from 2014 to 2015 is primarily attributable to our Bahamas operations, which generated approximately $1,437,000 less in revenues in 2015 than in 2014. The 2015 revenue decrease for our Bahamas operations resulted from a significant decrease in the prices of diesel fuel and electricity from 2014 to 2015, which reduced the energy component of our bulk water rates for the Bahamas. The revenues for our Cayman Islands and Belize bulk operations were slightly lower in 2015 than in 2014, also as a result of reduced energy prices.

Gross profit for our bulk segment was $2,932,804 and $2,848,191 for 2015 and 2014, respectively. Gross profit as a percentage of bulk revenues was approximately 35% and 29% for 2015 and 2014, respectively. Both total gross profit dollars and gross profit as a percentage of revenues for 2015 benefited from the reduced energy prices, as energy expense for our bulk operations was approximately $1,575,000 less in 2015 than in 2014.

Bulk segment G&A expenses remained relatively consistent at $417,364 and $434,969 for 2015 and 2014, respectively.

Services Segment:

The services segment incurred losses from operations of ($713,916) and ($2,078,786) for 2015 and 2014, respectively. We anticipate that the services segment will continue to incur losses from operations while we continue to fund the project development activities of NSC and/or until such time as we obtain significant new management services or plant construction contracts.

Services segment revenues were $148,158 and $275,913 for 2015 and 2014, respectively. Services revenues decreased in 2015 due to a decrease in the purchasing fees charged to our affiliate OC-BVI.

Gross profit (loss) for our services segment was ($136,729) and ($59,351) for 2015 and 2014, respectively. The increase in the service segment’s gross loss from 2014 to 2015 reflects a decrease in the purchasing fees charged to OC-BVI.

G&A expenses for the services segment were $577,187 and $2,019,435 for 2015 and 2014, respectively. The decrease in G&A expenses for 2015 as compared to 2014 reflects a decrease of approximately $1.4 million in the project development expenses incurred by our Mexican subsidiary, NSC.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity Position

Our projected liquidity requirements for the remainder of 2015 include capital expenditures for our existing operations of approximately $4.5 million, approximately $1.6 million for debt service on our demand loan payable and approximately $1.6 million for NSC’s project development activities. Our liquidity requirements for the rest of 2015 may also include quarterly dividends, if such dividends are declared by our Board. Our dividend payments amounted to approximately $4.6 million for the year ended December 31, 2014 and approximately $1.1 million for the three months ended March 31, 2015.

During May 2014, we obtained new financing (the proceeds from which were used to fund NSC’s land purchases in May 2014) in the form of a $10.0 million demand loan payable. Assuming the loan is not called by the lender, payments on this loan are due quarterly under a five year amortization schedule with the remaining principal balance due after two years. This loan bears interest at LIBOR plus 1.5%. The outstanding balance on this demand loan payable was $8.5 million as of March 31, 2015.

As of March 31, 2015, we had cash and cash equivalents of approximately $36.8 million and working capital of approximately $46.0 million. We are not presently aware of anything that would lead us to believe that we will not have sufficient liquidity to meet our needs for the remainder of 2015 and thereafter.

Transfers from the Company’s Bahamas and Belize bank accounts to Company bank accounts in other countries require the approval of the Central Bank of the Bahamas and Belize, respectively.

Material Commitments, Expenditures and Contingencies

Retail License

We sell water through our retail operations under a license issued in July 1990 by the Cayman Islands government that grants Cayman Water the exclusive right to provide potable water to customers within its licensed service area. As discussed below, this license was set to expire in July 2010 but has since been extended while negotiations for a new license take place. Pursuant to the license, we have the exclusive right to produce potable water and distribute it by pipeline to our licensed service area which consists of two of the three most populated areas of Grand Cayman, the Seven Mile Beach and West Bay areas. For the three months ended March 31, 2015 and 2014, the Company generated approximately 41% and 37%, respectively, of its consolidated revenues and 56% and 55%, respectively, of our consolidated gross profits from the retail water operations conducted pursuant to our exclusive license. As discussed later herein, if we are not in default of any of its terms, this license provides us with the right to renew the license on terms that are no less favorable than those that the government offers to any third party.

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

Our submissions on the RCAM model and/or alternative models of pricing were made to the WAC on June 9, 2014. We received a letter from the WAC dated September 11, 2014, which fully rejected our submissions and stated that the WAC intend to provide us with a draft RCAM license in due course.

On November 21, 2014, we wrote to the Minister of Works offering to recommence license negotiations on the basis of the RCAM model subject to certain conditions which are: (i) the Government would undertake to amend the current water legislation to provide for an independent regulator and a fair and balanced regulatory regime more consistent with that provided under the electrical utility regulatory regime, (ii) the Government and we would mutually appoint an independent referee and chairman of the negotiations, (iii) our new license would provide exclusivity for the production and provision of all piped water, both potable and non-potable, within our Cayman Islands license area, (iv) the Government would allow us to submit our counter proposal to the WAC’s June 2010 RCAM license draft, and (v) the principle of subsidization of residential customer rates by commercial customer rates would continue under a new license. On March 23 2015, we received a letter from the Minister of Works with the following responses to our November 21, 2014 letter: (1) that while the Cayman government plans to create a public utilities commission, the provision of a new license will not depend upon the formation of such a commission; (2) any consideration regarding inclusion of the exclusive right to sell non-potable water within the area covered by the retail license will not take place until after the draft license has proceeded through the review process of the negotiations; (3) rather than allow us to submit a counter proposal to the WAC’s June 2010 RCAM license draft, the WAC will draft the license with the understanding that we will be allowed to propose amendments thereto; and (4) the principle of subsidization of residential customer rates by commercial customer rates would continue under a new license, assuming no minimum volume charge.

We are presently waiting for the WAC to provide its current draft of the license and to propose dates on which the negotiation process may recommence.

The Cayman Islands government could ultimately offer a third party a license to service some or all of our present service area. However, as set forth in the 1990 license, “the Governor hereby agrees that upon the expiry of the term of this Licence or any extension thereof, he will not grant a licence or franchise to any other person or company for the processing, distribution, sale and supply of water within the Licence Area without having first offered such a licence or franchise to the Company on terms no less favourable than the terms offered to such other person or company.”

The terms of any new license agreement offered by the Cayman government may not be as favorable to us as the terms under which we are presently operating. The resolution of these license negotiations could result in a material reduction of the operating income and cash flows we have historically generated from our retail license and could require us to record an impairment charge to reduce the $3,499,037 carrying value of our goodwill. Such impairment charge could have a material adverse impact on our results of operations.

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

In February 2012, we paid $300,000 to enter into an agreement (the “Option Agreement”) that provided us with an option, exercisable through February 7, 2014, to purchase the shares of one of the other shareholders of NSC, along with an immediate power of attorney to vote those shares, for $1.0 million. Such shares constituted 25% of the ownership of NSC as of February 2012. In May 2013, NSC repaid a $5.7 million loan payable to CW-Cooperatief by issuing additional shares of its stock. As a result of this share issuance to CW-Cooperatief, we acquired 99.9% of the ownership of NSC. The Option Agreement contained an anti-dilution provision that required us to issue new shares in NSC of an amount sufficient to maintain the other shareholder’s 25% ownership interest in NSC if (i) any new shares of NSC were issued subsequent to the execution of the Option Agreement and (ii) we did not exercise our share purchase option by February 7, 2014. In order to avoid dilution of our increased ownership interests in NSC, we exercised our option and paid the $1.0 million to purchase the Option Agreement shares in February 2014.

NSC entered into a purchase contract for 8.1 hectares of land on which the proposed plant would be constructed and in 2012 obtained an extension of this purchase contract through May 15, 2014 in exchange for prepayments of (i) $500,000 paid at signing of the extension and (ii) a further $500,000 paid in May 2013. NSC paid $7.4 million in May 2014 to complete this land purchase. In 2013, NSC purchased an additional 12 hectares of land for the project for $12 million, of which $2 million was paid. NSC paid the remaining $10 million balance for this land purchase on May 15, 2014. We obtained new financing in May 2014 to assist in the funding of NSC’s land purchases in the form of a $10.0 million loan which is payable on demand by the lender. The loan terms require principal and interest payments to be made quarterly under a five year amortization schedule and payment of the remaining principal balance after two years, if the loan is not called before that time. This loan bears interest at LIBOR plus 1.5% and is secured by substantially all of our assets in the Cayman Islands.

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

In November 2012, NSC signed a letter of intent with Otay Water District in Southern California to deliver no less than 20 million and up to 40 million gallons of water per day from the plant to the Otay Water District at the border between Mexico and the U.S. On November 25, 2013, Otay Water District submitted an application to the Department of State of the United States of America for a Presidential Permit authorizing the construction, connection, operation and importation of desalinated seawater at the international boundary between the United States and Mexico in San Diego County, California. We understand that this application is currently being reviewed by the relevant authorities.

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

In August 2014, the State of Baja California enacted new legislation to regulate Public-Private Association projects which involve the type of long-term contract between a public sector authority and a private party that NSC is required to obtain to complete the Project. Pursuant to this new legislation, on January 4, 2015, NSC submitted an expression of interest for its project to the Secretary of Infrastructure and Urban Development of the State of Baja California (“SIDUE”). On January 23, 2015, SIDUE accepted NSC’s expression of interest and requested that we submit a detailed proposal for the project that complies with requirements of the new legislation. NSC submitted this detailed proposal to SIDUE in late March 2015. The new legislation requires that such proposal be further evaluated by SIDUE and submitted to the Public-Private Association Projects State Committee (the “APP Committee”) for review and authorization. If the APP Committee grants its authorization, the State of Baja California is required to conduct a public tender for the Project. We presently cannot determine if the APP Committee will grant its authorization or, if a public tender process is commenced, when such process will be completed or whether NSC will be awarded the Project.

We have acknowledged since the inception of the Project that, due to the amount of capital the Project requires, we will ultimately need an equity partner or partners for the Project. During the fourth quarter of 2014, we concluded that our chances of successfully completing the Project under the new Public-Private Association legislation would be greatly enhanced through the addition of an equity partner for NSC with substantial financial resources and a history of successful capital project investments in Mexico. In February 2015, NSC entered into a Letter of Intent (“LOI”) with such a potential partner. The terms of this LOI will be binding if and only if NSC and its potential partner are ultimately awarded the Project by early February 2016. Pursuant to the LOI, (i) NSC has agreed to sell the land and other Project assets to a new company (“Newco”) that will build and own the Project; (ii) NSC’s potential partner will provide the majority of the equity for the Project and thereby will own the majority interest in Newco; (iii) NSC will maintain a minority ownership position in Newco; and (iv) Newco will enter into a long-term management and technical services contract with NSC for the Project.

On February 20, 2015, NSC received notification from the regulatory authorities in Mexico that its federal environmental impact assessment and mitigation plan for the Project’s proposed desalination plant was approved.

Included in our consolidated results of operations are general and administrative expenses from NSC, consisting of organizational, legal, accounting, engineering, consulting and other costs relating to NSC’s project development activities. Such expenses amounted to approximately $561,000 and $2.0 million for the three months ended March 31, 2015 and 2014, respectively. The assets and liabilities of NSC included in the consolidated balance sheets amounted to approximately $22.0 million and $270,000, respectively, as of March 31, 2015 and approximately $22.0 million and $214,000, respectively, as of December 31, 2014.

We expect to incur project development costs on behalf of NSC. We presently expect these costs to total approximately $1.6 million during the remainder of 2015.

Despite the expenditures made and the activities completed to date, we may ultimately be unsuccessful in our efforts to complete the Project.

The Mexico tax authority, the Servicio de Administracion Tributaria (“SAT”), assessed NSC 3,184,745 Mexican pesos for taxes relating to payments to foreign vendors on which the SAT contended should have been subject to income tax withholdings during NSC’s 2011 tax year. The SAT also assessed NSC 1,639,001 Mexican pesos in penalties and 913,711 Mexican pesos in surcharges on these payments bringing the total assessment to 5,737,457 Mexican pesos. Such assessment is equivalent to approximately $379,000 as of March 31, 2015 based upon the exchange rate between the US$ and the Mexican peso as of that date.

NSC retained the assistance of Mexican tax advisers in this matter, as it believed the assumptions and related work performed by the SAT did not support their tax assessment. As a result, NSC elected to contest this assessment in Mexico federal tax court. NSC was required to provide an irrevocable letter of credit in the amount of 6,712,634 Mexican pesos as collateral in connection with this tax case. The letter of credit amount includes 975,177 Mexican pesos in additional charges calculated by the SAT to adjust the value of the original assessment to its potential future value at the time when the tax court settles the matter.

In November 2014, NSC obtained a favorable judgment by the court. Based on this outcome, the SAT filed an appeal shortly thereafter to contest the judgment.

The restricted cash balance of $442,955 included in the accompanying consolidated March 31, 2015 balance sheet represents cash on deposit with a bank to secure payment of the irrevocable letter of credit.

We are presently unable to determine what amount, if any, of this assessment NSC will ultimately be required to pay by the Mexico federal tax court. Consequently, no provision for this potential liability has been made in our financial statements. Furthermore, if the SAT is successful in its appeal to reverse the 2014 ruling, the SAT may seek to levy an assessment on payments of a similar nature made by NSC during tax years subsequent to 2011.

CW-Belize

By Statutory Instrument No. 81 of 2009, the Minister of Public Utilities of the government of Belize published an order, the Public Utility Provider Class Declaration Order, 2009 (the “Order”), which as of May 1, 2009 designated CW-Belize as a public utility provider under the laws of Belize. With this designation, the Public Utilities Commission of Belize (the “PUC”) has the authority to set the rates charged by CW-Belize and to otherwise regulate its activities. On November 1, 2010, CW-Belize received a formal complaint from the PUC alleging that CW-Belize was operating without a license under the terms of the Water Industry Act. CW-Belize applied for this license in December 2010. On July 29, 2011, the PUC issued the San Pedro Public Water Supply Quality and Security Complaint Order (the “Second Order”) which among other things requires that (i) CW-Belize and its customer jointly make a submission to the responsible Minister requesting that the area surrounding CW-Belize’s seawater abstraction wells be designated a forest reserve or national park and be designated a Controlled Area under section 58 of the Water Industry Act, (ii) CW-Belize submit an operations manual for CW-Belize’s desalination plant to the PUC for approval, (iii) CW-Belize and its customer modify the water supply agreement between the parties to (a) include new water quality parameters included in the Order and (b) cap the current exclusive water supply arrangement in the agreement at a maximum of 450,000 gallons per day, (iv) CW-Belize keep a minimum number of replacement seawater RO membranes in stock at all times and (v) CW-Belize take possession of and reimburse the PUC for certain equipment which the PUC purchased from a third-party in late 2010. CW-Belize has applied for declaratory judgment and has been granted a temporary injunction to stay the enforcement of the Second Order by the PUC until such time as the Belize courts could hear the matter. The initial hearing on this matter was conducted on October 30 and 31, 2012 with an additional hearing on November 29, 2012. The ruling on this case is pending. We are presently unable to determine what impact the Order and the Second Order will have on our results of operations, financial position or cash flows.

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

At the request of the government of The Bahamas, we continue to operate and maintain the Windsor plant on a month-to-month basis to provide the government of The Bahamas with additional time to decide whether or not it will extend CW-Bahamas’ water supply agreement for the Windsor plant on a long-term basis. CW-Bahamas generated approximately $1.5 million and $1.7 million in revenues from the operation of this plant during the three months ended March 31, 2015 and 2014, respectively.

North Sound Plant Water Supply Agreement

OC-Cayman’s bulk water supply agreement with the WAC for the WAC’s North Sound plant expired on April 1, 2015. OC-Cayman submitted a proposal to continue to operate the plant for an additional 24 months on March 23, 2015. This proposal was tentatively accepted on March 27, 2015, subject to certain additional government approvals. OC-Cayman continues to operate the plant under the same terms and conditions of the expired agreement. OC-Cayman generated approximately $726,000 and $994,000 in revenues from the operation of this plant during the three months ended March 31, 2015 and 2014, respectively.

Effect of Newly Issued But Not Yet Effective Accounting Standards:

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers. ASU 2014-09 requires revenue recognition to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 prescribes a five step framework in accounting for revenues from contracts within its scope, including (a) identification of the contract, (b) identification of the performance obligations under the contract, (c) determination of the transaction price, (d) allocation of the transaction price to the identified performance obligations and (e) recognition of revenues as the identified performance obligations are satisfied. ASU 2014-09 also prescribes additional disclosures and financial statement presentations. This amendment is effective for public entities in annual reporting periods beginning after December 15, 2016. Early application is not permitted. ASU 2014-09 may be adopted retrospectively or under a modified retrospective method where the cumulative effect is recognized at the date of initial application. We are currently evaluating the effect the adoption of this standard will have on our consolidated financial statements.

In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810) - Amendments to the Consolidation Analysis. The amendments in this update require management to reevaluate whether certain legal entities should be consolidated. Specifically, the amendments (1) modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities (“VIEs”) or voting interest entities, (2) eliminate the presumption that a general partner should consolidate a limited partnership, (3) affect the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships, and (4) provide a scope exception from consolidation guidance for reporting entities with interests in legal entities that are required to comply with or operate in accordance with requirements that are similar to those in Rule 2a-7 of the Investment Company Act of 1940 for registered money market funds. The amendments in this update are effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. We are currently evaluating the effect the adoption of this amendment will have on our consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. ASU 2015-03 provides authoritative guidance related to the presentation of debt issuance costs on the balance sheet, requiring companies to present debt issuance costs as a direct deduction from the carrying value of debt. The amendments in this update are effective for public business entities in fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The new guidance must be applied retrospectively to each prior period presented. We are currently evaluating the effect the adoption of this amendment will have on our consolidated financial statements.

Dividends

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our exposure to market risk from December 31, 2014 to the end of the period covered by this report.

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

PART II - OTHER INFORMATION

ITEM 1A. RISK FACTORS

Our business faces significant risks. These risks include those disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 as supplemented by the additional risk factors included below. If any of the events or circumstances described in the referenced risks actually occurs, our business, financial condition or results of operations could be materially adversely affected and such events or circumstances could cause our actual results to differ materially from the results contemplated by the forward-looking statements contained in this report. These risks should be read in conjunction with the other information set forth in this Quarterly Report as well as in our Annual Report on Form 10-K for the year ended December 31, 2014 and in our other periodic reports on Form 10-Q and Form 8-K.

Our exclusive license to provide water to retail customers in the Cayman Islands may not be renewed in the future.

In the Cayman Islands, we provide water to retail customers under a license issued to us in July 1990 by the Cayman Islands government that grants us the exclusive right to provide water to retail customers within our licensed service area. Our service area is comprised of an area on Grand Cayman that includes the Seven Mile Beach and West Bay areas, two of the three most populated areas in the Cayman Islands. For the three months ended March 31, 2015 and 2014, we generated approximately 41% and 37%, respectively, of our consolidated revenues and 56% and 55%, respectively, of our consolidated gross profits from the retail water operations conducted pursuant to our exclusive license. If we are not in default of any of its terms, the license provides us with the right to renew the license on terms that are no less favorable than those that the government offers to any third party.

This license was set to expire on July 10, 2010; however, the Cayman Islands government and we have extended the license several times in order to provide sufficient time to negotiate the terms of a new license agreement. The most recent extension of our license expires June 30, 2015.

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

Our submissions on the RCAM model and/or alternative models of pricing were made to the WAC on June 9, 2014. We received a letter from the WAC dated September 11, 2014, which fully rejected our submissions and stated that the WAC intend to provide us with a draft RCAM license in due course.

On November 21, 2014, we wrote to the Minister of Works offering to recommence license negotiations on the basis of the RCAM model subject to certain conditions which are: (i) the Government would undertake to amend the current water legislation to provide for an independent regulator and a fair and balanced regulatory regime more consistent with that provided under the electrical utility regulatory regime, (ii) the Government and we would mutually appoint an independent referee and chairman of the negotiations, (iii) our new license would provide exclusivity for the production and provision of all piped water, both potable and non-potable, within our Cayman Islands license area, (iv) the Government would allow us to submit our counter proposal to the WAC’s June 2010 RCAM license draft, and (v) the principle of subsidization of residential customer rates by commercial customer rates would continue under a new license. On March 23 2015, we received a letter from the Minister of Works with the following responses to our November 21, 2014 letter: (1) that while the Cayman government plans to create a public utilities commission, the provision of a new license will not depend upon the formation of such a commission; (2) any consideration regarding inclusion of the exclusive right to sell non-potable water within the area covered by the retail license will not take place until after the draft license has proceeded through the review process of the negotiations; (3) rather than allow us to submit a counter proposal to the WAC’s June 2010 RCAM license draft, the WAC will draft the license with the understanding that we will be allowed to propose amendments thereto; and (4) the principle of subsidization of residential customer rates by commercial customer rates would continue under a new license, assuming no minimum volume charge.

We are presently waiting for the WAC to provide its current draft of the license and to propose dates on which the negotiation process may recommence.

The Cayman Islands government could ultimately offer a third party a license to service some or all of our present service area. However, as set forth in the 1990 license, “the Governor hereby agrees that upon the expiry of the term of this Licence or any extension thereof, he will not grant a licence or franchise to any other person or company for the processing, distribution, sale and supply of water within the Licence Area without having first offered such a licence or franchise to the Company on terms no less favourable than the terms offered to such other person or company.”

The terms of any new license agreement offered by the Cayman government may not be as favorable to us as the terms under which we are presently operating. The resolution of these license negotiations could result in a material reduction of the operating income and cash flows we have historically generated from our retail license and could require us to record an impairment charge to reduce the $3,499,037 carrying value of our goodwill. Such impairment charge could have a material adverse impact on our results of operations.

We have spent approximately $35.8 million to fund the development costs for a possible project in Mexico and expect to expend significant additional funds in 2015 and 2016 to continue to pursue this project. However, we may not be successful in completing this project.

We own (through our wholly-owned Netherlands subsidiary, Consolidated Water Cooperatief, U.A.) a 99.9% interest in N.S.C. Agua, S.A. de C.V. (“NSC”), a development stage Mexico company formed to pursue a project encompassing the construction, operation and minority ownership of a 100 million gallon per day seawater reverse osmosis desalination plant to be located in northern Baja California, Mexico and an accompanying pipeline to deliver water to the Mexican potable water system and the U.S. border (the “Project”). NSC has conducted an equipment piloting plant and water data collection program at the proposed feed water source and is presently seeking contracts with customers in Mexico and the U.S. for the sale of desalinated water from the project. NSC will be required to accomplish various additional steps before it can commence construction of the plant and pipeline including, but not limited to, obtaining approvals and permits from various governmental agencies in Mexico, securing contracts with its proposed customers to sell water in sufficient quantities and at prices that make the project financially viable, and obtaining equity and debt financing for the project. NSC’s potential customers will also be required to obtain various governmental permits and approvals in order to purchase water from NSC. As of March 31, 2015, we have spent approximately $35.8 million on the Project. Our condensed consolidated balance sheet as of March 31, 2015 includes $20.7 million of capitalized costs for this project that consist of land and property, plant and equipment.

In August 2014, the State of Baja California enacted new legislation to regulate Public-Private Association projects which involve the type of long-term contract between a public sector authority and a private party NSC is required to obtain to complete the Project. Pursuant to this new legislation, on January 4, 2015, NSC submitted an expression of interest for its project to the Secretary of Infrastructure and Urban Development of the State of Baja California (“SIDUE”). On January 23, 2015, SIDUE accepted NSC’s expression of interest and requested that we submit a detailed proposal for the project that complies with requirements of the new legislation. NSC submitted this detailed proposal to SIDUE in late March 2015. The new legislation requires that such proposal be further evaluated by SIDUE and submitted to the Public-Private Association Projects State Committee (the “APP Committee”) for review and authorization. If the APP Committee grants its authorization, the State of Baja California is required to conduct a public tender for the Project. We presently cannot determine if the APP Committee will grant its authorization or, if a public tender process is commenced, when such process will be completed or whether NSC will be awarded the Project.

Despite the expenditures we have made and the activities we have completed to date, we may ultimately be unsuccessful in our efforts to complete the Project.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities during the three months ended March 31, 2015.

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

Date: May 11, 2015

