Form 10-Q
period 2015-06-30
CONSOLIDATED WATER CO LTD
filed 2015-08-10
CIK 928340

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

As of August 5, 2015, 14,750,800 shares of the registrant’s common stock, with US$0.60 par value, were outstanding.

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED WATER CO. LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2015	2014
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$39,322,529	$35,713,689
Certificate of deposit	5,637,538	5,000,000
Restricted cash	473,283	456,083
Accounts receivable, net	9,143,006	11,773,744
Inventory	1,775,521	1,738,382
Prepaid expenses and other current assets	2,793,593	1,961,385
Current portion of loans receivable	1,783,145	1,726,310
Costs and estimated earnings in excess of billings - construction project	771,464	1,090,489
Total current assets	61,700,079	59,460,082
Property, plant and equipment, net	55,221,505	56,396,988
Construction in progress	1,677,824	1,900,016
Inventory, non-current	4,572,957	4,240,977
Loans receivable	4,704,856	5,610,867
Investment in OC-BVI	4,810,026	5,208,603
Intangible assets, net	849,856	927,900
Goodwill	3,499,037	3,499,037
Land held for development	20,558,424	20,558,424
Other assets	2,464,191	2,656,937
Total assets	$160,058,755	$160,459,831

LIABILITIES AND EQUITY
Current liabilities
Accounts payable and other current liabilities	$4,231,276	$5,962,015
Dividends payable	1,192,956	1,190,325
Demand loan payable	8,000,000	9,000,000
Total current liabilities	13,424,232	16,152,340
Other liabilities	224,827	224,827
Total liabilities	13,649,059	16,377,167
Commitments and contingencies
Equity
Consolidated Water Co. Ltd. stockholders' equity
Redeemable preferred stock, $0.60 par value. Authorized 200,000 shares;
issued and outstanding 45,570 and 36,840 shares, respectively	27,342	22,104
Class A common stock, $0.60 par value. Authorized 24,655,000 shares;
issued and outstanding 14,740,605 and 14,715,899 shares, respectively	8,844,363	8,829,539
Class B common stock, $0.60 par value. Authorized 145,000 shares;
none issued	-	-
Additional paid-in capital	84,159,579	83,779,292
Retained earnings	50,934,385	49,000,621
Cumulative translation adjustment	(523,002)	(482,388)
Total Consolidated Water Co. Ltd. stockholders' equity	143,442,667	141,149,168
Non-controlling interests	2,967,029	2,933,496
Total equity	146,409,696	144,082,664
Total liabilities and equity	$160,058,755	$160,459,831

 The accompanying notes are an integral part of these condensed consolidated financial statements.

CONSOLIDATED WATER CO. LTD.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Retail revenues	$6,152,185	$6,499,257	$12,287,823	$12,612,218
Bulk revenues	8,187,273	9,966,194	16,569,589	19,925,930
Services revenues	146,211	466,381	294,369	742,294
Total revenues	14,485,669	16,931,832	29,151,781	33,280,442

Cost of retail revenues	2,771,598	3,119,483	5,648,386	6,050,859
Cost of bulk revenues	5,633,381	6,895,914	11,082,893	14,007,459
Cost of services revenues	212,748	546,389	497,635	881,653
Total cost of revenues	8,617,727	10,561,786	17,228,914	20,939,971
Gross profit	5,867,942	6,370,046	11,922,867	12,340,471
General and administrative expenses	3,564,222	3,781,161	7,363,811	9,123,794
Income from operations	2,303,720	2,588,885	4,559,056	3,216,677

Other income (expense):
Interest income	258,201	366,772	491,783	539,704
Interest expense	(67,929)	(47,530)	(137,461)	(343,268)
Profit sharing income from OC-BVI	22,275	30,375	48,600	50,625
Equity in earnings of OC-BVI	62,668	85,840	137,823	140,329
Impairment of investment in OC-BVI	(275,000)	-	(585,000)	-
Other	27,980	(117,804)	(147,107)	80,493
Other income (expense), net	28,195	317,653	(191,362)	467,883
Net income	2,331,915	2,906,538	4,367,694	3,684,560
Income attributable to non-controlling interests	103,815	146,845	218,333	269,958
Net income attributable to Consolidated Water Co. Ltd. stockholders	$2,228,100	$2,759,693	$4,149,361	$3,414,602

Basic earnings per common share attributable to Consolidated Water Co. Ltd. common stockholders	$0.15	$0.19	$0.28	$0.23
Diluted earnings per common share attributable to Consolidated Water Co. Ltd. common stockholders	$0.15	$0.19	$0.28	$0.23
Dividends declared per common share	$0.075	$0.075	$0.15	$0.15

Weighted average number of common shares used in the determination of:
Basic earnings per share	14,736,057	14,698,499	14,727,455	14,692,654
Diluted earnings per share	14,793,298	14,760,159	14,780,269	14,764,058

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONSOLIDATED WATER CO. LTD.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income	$2,331,915	$2,906,538	$4,367,694	$3,684,560
Other comprehensive income (loss)
Foreign currency translation adjustment	(7,202)	(64,110)	(42,751)	36,346
Total other comprehensive income (loss)	(7,202)	(64,110)	(42,751)	36,346
Comprehensive income	2,324,713	2,842,428	4,324,943	3,720,906
Comprehensive income attributable to non-controlling interests	103,454	143,639	216,195	271,775
Comprehensive income attributable to Consolidated Water Co. Ltd. stockholders	$2,221,259	$2,698,789	$4,108,748	$3,449,131

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONSOLIDATED WATER CO. LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2015	2014
Net cash provided by operating activities	$8,162,901	$13,397,396

Cash flows from investing activities
Purchase of certificate of deposit	(5,637,538)	(5,000,000)
Maturity of certificate of deposit	5,000,000	-
Additions to property, plant and equipment and construction in progress	(1,513,694)	(2,146,991)
Proceeds from sale of equipment	1,660	11,400
Distribution of earnings from OC-BVI	-	727,200
Collections on loans receivable	849,176	868,991
Sale of marketable securities	-	8,587,475
Payment for land held for development	-	(17,432,858)
Restriction on cash balance	(42,090)	(515,849)
Net cash used in investing activities	(1,342,486)	(14,900,632)

Cash flows from financing activities
Dividends paid to CWCO shareholders	(2,212,966)	(2,208,001)
Dividends paid to non-controlling interests	(182,663)	(164,396)
Issuance (repurchase) of redeemable preferred stock, net	1,386	(11,256)
Proceeds received from exercise of stock options	205,876	-
Principal repayments of long term debt	-	(5,301,327)
Proceeds received from demand loan payable	-	10,000,000
Repayments of demand loan payable	(1,000,000)	-
Net cash provided by (used in) financing activities	(3,188,367)	2,315,020
Effect of exchange rate changes on cash	(23,208)	(1,005)
Net increase in cash and cash equivalents	3,608,840	810,779
Cash and cash equivalents at beginning of period	35,713,689	33,626,516
Cash and cash equivalents at end of period	$39,322,529	$34,437,295

Interest paid in cash	$76,956	$110,603

Non-cash investing and financing activities
Issuance of 8,615 and 5,957, respectively, shares of redeemable preferred stock for services rendered	$110,703	$65,289
Issuance of 0 and 12,302, respectively, shares of common stock for services rendered	$-	$173,458
Dividends declared but not paid	$1,108,963	$1,105,527
Obligation paid for land held for development	$-	$(10,050,000)
Transfers from inventory to property, plant and equipment and construction in progress	$92,643	$83,084
Transfer from costs and estimated earnings in excess of billings - construction project to accounts receivable	$346,335	$-
Transfers from construction in progress to property, plant and equipment	$1,419,549	$329,265
Transfer from construction in progress to costs and estimated earnings in excess of billings - construction project	$88,834	$-

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

Foreign currency: The Company’s reporting currency is the United States dollar (“US$”). The functional currency of the Company and its foreign operating subsidiaries (other than its majority-owned subsidiary, NSC) is the currency for each respective country. The functional currency for NSC is the US$. The exchange rates between the Cayman Islands dollar, the Belize dollar, the Bahamian dollar are fixed to the US$. CW-Cooperatief conducts business in US$ and euros, CW-Bali conducts business in US$ and Indonesian rupiahs, and NSC conducts business in US$ and Mexican pesos. The exchange rates for conversion of euros, rupiahs and Mexican pesos into US$ vary based upon market conditions. Net foreign currency gains (losses) arising from transactions conducted in foreign currencies were ($97,438) and ($115,053) for the three months ended June 30, 2015 and 2014, respectively, and ($272,533) and $46,680 for the six months ended June 30, 2015 and 2014, respectively, and are included in “Other income (expense)” in the accompanying condensed consolidated statements of income.

Comprehensive income: Comprehensive income (loss) is defined as the change in equity during a period from transactions and other events from non-owner sources. Comprehensive income (loss) is the total of net income and other comprehensive income (loss) which, for the Company, is comprised entirely of foreign currency translation adjustments related to CW-Bali.

Cash and cash equivalents: Cash and cash equivalents consist of demand deposits at banks and highly liquid deposits at banks with an original maturity of three months or less. As of June 30, 2015 and December 31, 2014, this balance includes $17.5 million and $3.0 million, respectively, of certificates of deposits with an original maturity of three months or less.

Transfers from the Company’s Bahamas and Belize bank accounts to Company bank accounts in other countries require the approval of the Central Bank of the Bahamas and Belize, respectively. As of June 30, 2015, the equivalent United States dollar cash balances for deposits held in the Bahamas and Belize were approximately $31.0 million and $4.0 million, respectively. The $31.0 million Bahamas balance includes the Company’s certificate of deposit balance of approximately $5.6 million.

Comparative amounts: Certain amounts reported in the financial statements issued in prior periods have been reclassified herein to conform to the current period’s presentation. These reclassifications had no effect on consolidated net income.

3. Fair value measurements

As of June 30, 2015 and December 31, 2014, the carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and other current liabilities, demand loan and dividends payables approximate their fair values due to the short term maturities of these instruments. Management considers that the carrying amounts for loans receivable as of June 30, 2015 and December 31, 2014 approximate their fair value as the stated interest rates approximate market rates.

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

The following table presents the Company’s fair value hierarchy for assets and liabilities measured at fair value as of June 30, 2015 and December 31, 2014:

	June 30, 2015
	Level 1	Level 2	Level 3	Total
Assets:
Recurring
Restricted cash	$473,283	$-	$-	$473,283
Certificate of deposit	-	5,637,538	-	5,637,538
Total recurring	$473,283	$5,637,538	$-	$6,110,821

Nonrecurring
Investment in OC-BVI	$-	$-	$4,810,026	$4,810,026

	December 31, 2014
	Level 1	Level 2	Level 3	Total
Assets:
Recurring
Restricted cash	$456,083	$-	$-	$456,083
Certificate of deposit	-	5,000,000	-	5,000,000
Total recurring	$456,083	$5,000,000	$-	$5,456,083

Nonrecurring
Investment in OC-BVI	$-	$-	$5,208,603	$5,208,603

The activity for Level 3 investments for the six months ended June 30, 2015 was as follows:

Balance as of December 31, 2014	$5,208,603
Profit sharing and equity from earnings of OC-BVI	186,423
Distributions received from OC-BVI	-
Impairment of investment in OC-BVI (See Note 6)	(585,000)
Balance as of June 30, 2015	$4,810,026

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

	Three Months Ended June 30, 2015
	Retail	Bulk	Services	Total
Revenues	$6,152,185	$8,187,273	$146,211	$14,485,669
Cost of revenues	2,771,598	5,633,381	212,748	8,617,727
Gross profit (loss)	3,380,587	2,553,892	(66,537)	5,867,942
General and administrative expenses	2,636,525	412,465	515,232	3,564,222
Income (loss) from operations	$744,062	$2,141,427	$(581,769)	2,303,720
Other income, net				28,195
Net income				2,331,915
Income attributable to non-controlling interests				103,815
Net income attributable to Consolidated Water Co. Ltd. stockholders				$2,228,100

Depreciation and amortization expenses for the three months ended June 30, 2015 for the retail, bulk and services segments were $598,079, $792,241 and $22,474, respectively.

	Three Months Ended June 30, 2014
	Retail	Bulk	Services	Total
Revenues	$6,499,257	$9,966,194	$466,381	$16,931,832
Cost of revenues	3,119,483	6,895,914	546,389	10,561,786
Gross profit (loss)	3,379,774	3,070,280	(80,008)	6,370,046
General and administrative expenses	2,843,293	325,403	612,465	3,781,161
Income (loss) from operations	$536,481	$2,744,877	$(692,473)	2,588,885
Other income, net				317,653
Consolidated net income				2,906,538
Income attributable to non-controlling interests				146,845
Net income attributable to Consolidated Water Co. Ltd. stockholders				$2,759,693

Depreciation and amortization expenses for the three months ended June 30, 2014 for the retail, bulk and services segments were $598,223, $780,510 and $22,474, respectively.

	Six Months Ended June 30, 2015
	Retail	Bulk	Services	Total
Revenues	$12,287,823	$16,569,589	$294,369	$29,151,781
Cost of revenues	5,648,386	11,082,893	497,635	17,228,914
Gross profit (loss)	6,639,437	5,486,696	(203,266)	11,922,867
General and administrative expenses	5,441,563	829,829	1,092,419	7,363,811
Income (loss) from operations	$1,197,874	$4,656,867	$(1,295,685)	4,559,056
Other income, net				(191,362)
Net income				4,367,694
Income attributable to non-controlling interests				218,333
Net income attributable to Consolidated Water Co. Ltd. stockholders				$4,149,361

Depreciation and amortization expenses for the six months ended June 30, 2015 for the retail, bulk and services segments were $1,204,668, $1,570,418 and $44,948, respectively.

	Six Months Ended June 30, 2014
	Retail	Bulk	Services	Total
Revenues	$12,612,218	$19,925,930	$742,294	$33,280,442
Cost of revenues	6,050,859	14,007,459	881,653	20,939,971
Gross profit (loss)	6,561,359	5,918,471	(139,359)	12,340,471
General and administrative expenses	5,731,520	760,373	2,631,901	9,123,794
Income (loss) from operations	$829,839	$5,158,098	$(2,771,260)	3,216,677
Other income, net				467,883
Consolidated net income				3,684,560
Income attributable to non-controlling interests				269,958
Net income attributable to Consolidated Water Co. Ltd. stockholders				$3,414,602

Depreciation and amortization expenses for the six months ended June 30, 2014 for the retail, bulk and services segments were $1,231,496, $1,566,412 and $57,448, respectively.

	As of June 30, 2015
	Retail	Bulk	Services	Total
Accounts receivable, net	$2,388,539	$6,142,053	$612,414	$9,143,006
Property plant and equipment, net	26,031,989	29,061,184	128,332	55,221,505
Construction in progress	1,361,970	315,854	-	1,677,824
Goodwill	1,170,511	2,328,526	-	3,499,037
Land held for development	-	-	20,558,424	20,558,424
Total assets	48,057,146	88,429,778	23,571,831	160,058,755

	As of December 31, 2014
	Retail	Bulk	Services	Total
Accounts receivable, net	$2,521,008	$8,399,999	$852,737	$11,773,744
Property plant and equipment, net	26,978,259	29,318,534	100,195	56,396,988
Construction in progress	902,656	997,360	-	1,900,016
Goodwill	1,170,511	2,328,526	-	3,499,037
Land held for development	-	-	20,558,424	20,558,424
Total assets	52,051,461	84,331,227	24,077,143	160,459,831

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

The following summarizes information related to the computation of basic and diluted EPS for the three and six months ended June 30, 2015 and 2014.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income attributable to Consolidated Water Co. Ltd. common stockholders	$2,228,100	$2,759,693	$4,149,361	$3,414,602
Less: preferred stock dividends	(3,418)	(3,139)	(6,181)	(6,278)
Net income available to common shares in the determination of basic earnings per common share	$2,224,682	$2,756,554	$4,143,180	$3,408,324

Weighted average number of common shares in the determination of basic earnings per common share attributable to Consolidated Water Co. Ltd. common stockholders	14,736,057	14,698,499	14,727,455	14,692,654
Plus:
Weighted average number of preferred shares outstanding during the period	38,459	37,990	37,654	37,701
Potential dilutive effect of unexercised options	18,782	23,670	15,160	33,703
Weighted average number of shares used for determining diluted earnings per common share attributable to Consolidated Water Co. Ltd. common stockholders	14,793,298	14,760,159	14,780,269	14,764,058

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

The Company’s equity investment in OC-BVI amounted to $4,810,026 and $5,208,603 as of June 30, 2015 and December 31, 2014, respectively.

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

Summarized financial information of OC-BVI is presented as follows:

	June 30,	December 31,
	2015	2014
Current assets	$3,351,474	$2,547,542
Non-current assets	5,014,140	5,297,904
Total assets	$8,365,614	$7,845,446

	June 30,	December 31,
	2015	2014
Current liabilities	$497,409	$427,269
Non-current liabilities	1,490,400	1,393,200
Total liabilities	$1,987,809	$1,820,469

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues	$1,027,352	$1,201,641	$2,096,253	$2,376,769
Cost of revenues	558,783	735,179	1,140,427	1,456,328
Gross profit	468,569	466,462	955,826	920,441
General and administrative expenses	261,456	257,952	505,798	524,627
Income from operations	207,113	208,510	450,028	395,814
Other income (expense), net	(44,551)	(12,298)	(97,200)	(67,253)
Net income	162,562	196,212	352,828	328,561
Income (loss) attributable to non-controlling interests	18,598	(984)	36,212	6,189
Net income attributable to controlling interests	$143,964	$197,196	$316,616	$322,372

The Company recognized $62,668 and $85,840 in earnings from its equity investment in OC-BVI for the three months ended June 30, 2015 and 2014, respectively, and $137,823 and $140,329 for the six months ended June 30, 2015 and 2014, respectively. The Company recognized $22,275 and $30,375 in profit sharing income from its profit sharing agreement with OC-BVI for the three months ended June 30, 2015 and 2014, respectively, and $48,600 and $50,625 for the six months ended June 30, 2015 and 2014, respectively.

The Company recognized revenues from its management services agreement with OC-BVI of $135,537 and $129,000 for the three months ended June 30, 2015 and 2014, respectively, and $264,312 and $404,912 for the six months ended June 30, 2015 and 2014, respectively. OC-BVI owes the Company $40,342 and $33,707 as of June 30, 2015 and December 31, 2014, respectively. The Company’s remaining unamortized balance recorded for this management services agreement, which is reflected as an intangible asset on the condensed consolidated balance sheets, was approximately $151,000 and $196,000 as of June 30, 2015 and December 31, 2014, respectively.

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

In June 2012, the Appellate Court issued the final ruling with respect to the Baughers Bay litigation. This ruling dismissed the BVI government’s appeal against the previous judgment of the Court awarding $10.4 million for the water supplied, and also awarded OC-BVI compensation for improvements made to the plant in the amount equal to the difference between (i) the value of the Baughers Bay plant at the date OC-BVI transferred possession of the plant to the BVI government and (ii) $1.42 million (the purchase price for the Baughers Bay plant under the 1990 Agreement). OC-BVI was also awarded all of its court costs at the trial level and two-thirds of such costs incurred on appeal. Prior to the final ruling, the BVI government had paid only $5.0 of the original $10.4 million, and the remaining $5.4 million amount due had increased to approximately $6.7 million by the fourth quarter of 2012 due to the court costs awarded by the Appellate Court and the accrued interest due on the aggregate unpaid balance. The BVI government paid OC-BVI $4.7 million of this amount during the fourth quarter of 2012 and the remaining $2.0 million in January 2013. These amounts paid by the BVI government were recognized in OC-BVI’s earnings in the periods in which they were received. To date, OC-BVI and the BVI government have not reached an agreement on the value of the plant at the date it was transferred to the BVI government. However, OC-BVI and the BVI government appointed a mutually approved appraiser to complete a valuation of the Baughers Bay plant in accordance with the Appellate Court ruling during the first quarter of 2015, and such valuation is presently in process.

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

During the three month periods ended March 31, 2015 and June 30, 2015, after updating its probability-weighted estimates of OC-BVI’s future cash flows and its resulting estimate of the fair value of its investment in OC-BVI, the Company determined that the carrying value of its investment in OC-BVI exceeded its fair value and recorded impairment losses on this investment of $310,000 for the three months ended March 31, 2015 and $275,000 for the three months ended June 30, 2015. The resulting carrying value of the Company’s investment in OC-BVI of approximately $4.8 million as of June 30, 2015 assumes that the BVI government will honor its obligations under the Bar Bay agreement and also assumes (on a probability-weighted basis) that (i) the BVI government will exercise its option to extend the Bar Bay agreement for seven years beyond its initial term, which expires February 2017, and (ii) OC-BVI will receive the pending amount (as estimated by the Company) awarded by the Eastern Caribbean Court of Appeals for the value of the Baughers Bay plant previously transferred by OC-BVI to the BVI government.

The $4.8 million carrying value of the Company’s investment in OC-BVI as of June 30, 2015 exceeds the Company’s underlying equity in OC-BVI’s net assets by approximately $1.4 million. The Company accounts for this excess as goodwill. The BVI government is OC-BVI’s sole customer and substantially all of OC-BVI’s revenues are generated from its Bar Bay plant. As the Bar Bay agreement matures to its February 2017 expiration date, and OC-BVI receives (or is determined by the valuation expert to not be entitled to receive) the pending court award amount assumed due for the value of the Baughers Bay plant, OC-BVI’s expected future cash flows, and therefore its fair value computed under the discounted cash flow method, will decrease. Unless OC-BVI obtains an extension or modification of its Bar Bay agreement that results in a significant increase in the estimated future cash flows from its Bar Bay plant, the Company will be required to record impairment losses during the remainder of 2015 and in 2016 to reduce the carrying value of its investment in OC-BVI to its then current fair value. These impairment losses will, in the aggregate, at least equal the underlying $1.4 million in goodwill reflected in the carrying value of the Company’s investment in OC-BVI. The losses the Company records for its investment in OC-BVI in the future will exceed this $1.4 million if OC-BVI ultimately ceases operations at its Bar Bay plant, as OC-BVI will be required to record an impairment loss to reduce the carrying value of it Bar Bay plant to its then estimated fair value. OC-BVI’s aggregate carrying value of the assets that comprise its Bar Bay plant was approximately $4.8 million as of June 30, 2015. Future impairment losses for the Company’s investment in OC-BVI and the Company’s equity in any future operating losses incurred by OC-BVI could have a material adverse impact on the Company’s consolidated results of operations.

7. N.S.C. Agua, S.A. de C.V.

In May 2010, the Company acquired, through its wholly-owned Netherlands subsidiary, CW-Cooperatief, a 50% interest in NSC, a development stage Mexican company. The Company has since purchased, through the conversion of a loan it made to NSC, sufficient shares to raise its ownership interest in NSC to 99.9%. NSC was formed to pursue a project encompassing the construction, operation and minority ownership of a 100 million gallon per day seawater reverse osmosis desalination plant to be located in northern Baja California, Mexico and an accompanying pipeline to deliver water to the Mexican potable water infrastructure and the U.S. border (the “Project”). The Company believes the Project can be successful due to what it believes is a growing need for a new potable water supply for the areas of northern Baja California, Mexico and Southern California, U.S.

NSC has engaged engineering groups with extensive regional and/or technical experience to prepare preliminary designs and cost estimates for the desalination plant and the proposed pipeline and prepare the environmental impact studies for local, state and federal regulatory agencies. NSC will be required to accomplish various steps before it can commence construction of the plant and pipeline including, but not limited to, obtaining approvals and permits from various governmental agencies in Mexico, securing contracts with its proposed customers to sell water in sufficient quantities and at prices that make the Project financially viable, and obtaining equity and debt financing for the Project. NSC’s potential customers will also be required to obtain various governmental permits and approvals in order to purchase water from NSC.

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

Included in the Company’s consolidated results of operations are general and administrative expenses from NSC, consisting of organizational, legal, accounting, engineering, consulting and other costs relating to NSC’s project development activities. Such expenses amounted to $475,815 and $572,565 for the three months ended June 30, 2015 and 2014, respectively, and $1,012,438 and $2,550,416 for the six months ended June 30, 2015 and 2014, respectively. The assets and liabilities of NSC included in the Company’s consolidated balance sheets amounted to approximately $22.0 million and $269,000, respectively, as of June 30, 2015 and approximately $22.0 million and $214,000, respectively, as of December 31, 2014.

The Company expects to incur additional project development costs on behalf of NSC during the remainder of 2015.

Despite the expenditures made and the activities completed to date, the Company may ultimately be unsuccessful in its efforts to complete the Project.

The Mexico tax authority, the Servicio de Administracion Tributaria (“SAT”), assessed NSC 3,184,745 Mexican pesos for taxes relating to payments to foreign vendors on which the SAT contended should have been subject to income tax withholdings during NSC’s 2011 tax year. As of June 2015, the assessment has been revised by the SAT to 3,411,468 Mexican pesos to reflect inflation and accumulated late fees. The SAT also revised the 1,639,001 Mexican pesos in penalties to 1,744,061 Mexican pesos for inflation, and increased the surcharges to 1,749,751 Mexican pesos from 913,711 Mexican pesos to account for accumulated late fees, bringing the total revised assessment to 6,905,280 Mexican pesos. Such revised assessment is equivalent to approximately $445,000 as of June 30, 2015 based upon the exchange rate between the US$ and the Mexican peso as of that date.

NSC retained the assistance of Mexican tax advisers in this matter, as it believed the assumptions and related work performed by the SAT did not support their tax assessment. As a result, NSC elected to contest this assessment in Mexico federal tax court. NSC was required to provide an irrevocable letter of credit in the amount of 7,367,875 Mexican pesos as collateral in connection with this tax case. The letter of credit amount includes 462,595 Mexican pesos in additional charges calculated by the SAT to adjust the value of the original assessment to its potential future value at the time when the tax court settles the matter.

In November 2014, NSC received a favorable judgment from the tax court. Based on this outcome, the SAT filed an appeal shortly thereafter to contest the judgment.

The restricted cash balance of $473,283 and $456,083 included in the accompanying consolidated balance sheet as of June 30, 2015 and December 31, 2014, respectively, represents cash on deposit with a bank to secure payment of the irrevocable letter of credit.

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

8. Contingencies

Retail License

The Company sells water through its retail operations under a license issued in July 1990 by the Cayman Islands government that grants Cayman Water the exclusive right to provide potable water to customers within its licensed service area. As discussed below, this license was set to expire in July 2010 but has since been extended while negotiations for a new license take place. Pursuant to the license, Cayman Water has the exclusive right to produce potable water and distribute it by pipeline to its licensed service area which consists of two of the three most populated areas of Grand Cayman, the Seven Mile Beach and West Bay areas. For the three months ended June 30, 2015 and 2014, the Company generated approximately 42% and 38%, respectively, of its consolidated revenues and 60% and 54%, respectively, of its consolidated gross profits from the retail water operations conducted pursuant to Cayman Water’s exclusive license. For the six months ended June 30, 2015 and 2014, the Company generated approximately 42% and 38%, respectively, of its consolidated revenues and 58% and 55%, respectively, of its consolidated gross profits from the retail water operations conducted pursuant to Cayman Water’s exclusive license. As discussed later herein, if Cayman Water is not in default of any of its terms, this license provides Cayman Water with the right to renew the license on terms that are no less favorable than those that the government offers to any third party.

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

The license was scheduled to expire in July 2010 but has been extended several times by the Cayman Islands government in order to provide the parties with additional time to negotiate the terms of a new license agreement. The most recent extension of the license expires December 31, 2015.

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

On November 21, 2014, the Company wrote to the Minister of Works offering to recommence license negotiations on the basis of the RCAM model subject to certain conditions which are: (i) the Government would undertake to amend the current water legislation to provide for an independent regulator and a fair and balanced regulatory regime more consistent with that provided under the electrical utility regulatory regime, (ii) the Government and the Company would mutually appoint an independent referee and chairman of the negotiations, (iii) the Company’s new license would provide exclusivity for the production and provision of all piped water, both potable and non-potable, within its Cayman Islands license area, (iv) the Government would allow the Company to submit its counter proposal to the WAC’s June 2010 RCAM license draft, and (v) the principle of subsidization of residential customer rates by commercial customer rates would continue under a new license. On March 23 2015, the Company received a letter from the Minister of Works with the following responses to the Company’s November 21, 2014 letter: (1) while the Cayman government plans to create a new public utilities commission, the provision of the new retail license will not depend upon the formation of such a commission; (2) any consideration regarding inclusion of the exclusive right to sell non-potable water within the area covered by the retail license will not take place until after the draft license has proceeded through the review process of the negotiations; (3) rather than allow the Company to submit its counter proposal to the WAC’s June 2010 RCAM license draft, the WAC will draft the license with the understanding that the Company will be allowed to propose amendments thereto; (4) the principle of subsidization of residential customer rates by commercial customer rates would continue under the new license; and (5) the Minister requested that the Company consider eliminating its monthly minimum volume charge in the new license.

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

At the request of the government of The Bahamas, CW-Bahamas continues to operate and maintain the Windsor plant on a month-to-month basis to provide the government of The Bahamas with additional time to decide whether or not it will extend CW-Bahamas’ water supply agreement for the Windsor plant on a long-term basis. CW-Bahamas generated revenues from the operation of this plant of approximately $1.5 million and $1.6 million during the three months ended June 30, 2015 and 2014, respectively, and $3.0 million and $3.3 million during the six months ended June 30, 2015 and 2014, respectively.

CW-Bali

Through its subsidiary CW-Bali, the Company has built and presently operates a seawater reverse osmosis plant with a productive capacity of approximately 790,000 gallons per day located in Nusa Dua, one of the primary tourist areas of Bali, Indonesia. The Company built this plant based upon its belief that future water shortages in this area of Bali will eventually enable CW-Bali to sell all of this plant’s production. The current sales volumes for this plant are not sufficient to cover its operating costs, and CW- Bali’s operating losses were approximately ($302,000) and ($242,000) for the six months ended June 30, 2015 and 2014, respectively. As of June 30, 2015, the capitalized costs for this plant reflected on the Company’s consolidated balance sheet were approximately $3.3 million. If CW-Bali is not able to significantly increase the revenues generated by this plant in the future, the Company will be required to record an impairment charge to reduce the carrying value of CW-Bali’s plant assets to their fair value. Such an impairment charge could have a material adverse impact on the Company’s results of operations.

North Sound Plant Water Supply Agreement

OC-Cayman’s bulk water supply agreement with the WAC for the WAC’s North Sound plant, which was scheduled to expire on April 1, 2015, was extended in July 2015 through April 1, 2017 on modified terms pursuant to which OC-Cayman will refurbish the plant for an agreed upon price while continuing to operate the plant. OC-Cayman generated revenues from the operation of this plant of approximately $801,000 and $1.0 million during the three months ended June 30, 2015 and 2014, respectively, and $1.5 million and $2.0 million during the six months ended June 30, 2015 and 2014, respectively.

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

In April 2015, the FASB issued ASU 2015-03, Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. ASU 2015-03 provides authoritative guidance related to the presentation of debt issuance costs on the balance sheet, requiring companies to present debt issuance costs as a direct deduction from the carrying value of debt. The amendments in this update are effective for public business entities in fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The new guidance must be applied retrospectively to each prior period presented. The Company is currently evaluating the effect the adoption of this amendment will have on the Company’s consolidated financial statements.

In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. ASU 2015-11 applies to all inventory that is measured using first-in, first-out or average cost. The guidance requires an entity to measure inventory at the lower of cost or net realizable value. ASU 2015-11 is effective prospectively for fiscal years, and for interim periods within those years, beginning after December 15, 2016. Early application is permitted. The Company is currently evaluating the effect the adoption of this amendment will have on the Company’s consolidated financial statements.

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

Our critical accounting estimates relate to the valuation of our (i) equity investment in our affiliate, OC-BVI; (ii) goodwill and intangible assets; and (iii) long-lived assets.

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

During the three month periods ended March 31, 2015 and June 30, 2015, after updating our probability-weighted estimates of OC-BVI’s future cash flows and our resulting estimate of the fair value of our investment in OC-BVI, we determined that the carrying value of our investment in OC-BVI exceeded its fair value and recorded impairment losses on this investment of $310,000 for the three months ended March 31, 2015 and $275,000 for the three months ended June 30, 2015. The resulting carrying value of our investment in OC-BVI of approximately $4.8 million as of June 30, 2015 assumes that the BVI government will honor its obligations under the Bar Bay agreement and also assumes (on a probability-weighted basis) that (i) the BVI government will exercise its option to extend the Bar Bay agreement for seven years beyond its initial term, which expires in February 2017 and (ii) OC-BVI will receive the pending amount (based upon our estimate) awarded by the Eastern Caribbean Court of Appeals for the value of the Baughers Bay plant previously transferred by OC-BVI to the BVI government.

The $4.8 million carrying value of our investment in OC-BVI as of June 30, 2015 exceeds our underlying equity in OC-BVI’s net assets by approximately $1.4 million. We account for this excess as goodwill. The BVI government is OC-BVI’s sole customer and substantially all of OC-BVI’s revenues are generated from its Bar Bay plant. As the Bar Bay agreement matures to its February 2017 expiration date and OC-BVI receives (or is determined by the valuation expert to not be entitled to receive) the pending court award amount assumed due for the value of the Baughers Bay plant, OC-BVI’s expected future cash flows, and therefore its fair value computed under the discounted cash flow method, will decrease. Unless OC-BVI obtains an extension or modification of its Bar Bay agreement that results in a significant increase in the estimated future cash flows from its Bar Bay plant, we will be required to record impairment losses during the remainder of 2015 and in 2016 to reduce the carrying value of our investment in OC-BVI to its then current fair value. These impairment losses will, in the aggregate, at least equal the underlying $1.4 million in goodwill reflected in the carrying value of our investment in OC-BVI. The losses we record for our investment in OC-BVI in the future will exceed this $1.4 million if OC-BVI ultimately ceases operations at its Bar Bay plant, as OC-BVI will be required to record an impairment loss to reduce the carrying value of its Bar Bay plant to its then estimated fair value. OC-BVI’s aggregate carrying value of the assets that comprise its Bar Bay plant was approximately $4.8 million as of June 30, 2015. Future impairment losses for our investment in OC-BVI and our equity in any future operating losses incurred by OC-BVI could have a material adverse impact on our consolidated results of operations.

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

Long-lived assets: We review the carrying amounts of our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable. Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used, or a significant adverse change that would indicate that the carrying amount of an asset or group of assets is not recoverable. For long-lived assets to be held and used, we recognize an impairment loss only if its carrying amount is not recoverable through its undiscounted cash flows and measure the impairment loss based on the difference between the carrying amount and fair value.

Through our subsidiary CW-Bali, we have built and presently operate a seawater reverse osmosis plant with a productive capacity of approximately 790,000 gallons per day located in Nusa Dua, one of the primary tourist areas of Bali, Indonesia. We built this plant based upon our belief that future water shortages in this area of Bali will eventually enable us to sell all of this plant’s production. Our current sales volumes for this plant are not sufficient to cover its operating costs, and CW- Bali’s operating losses were approximately ($302,000) and ($242,000) for the six months ended June 30, 2015 and 2014, respectively. As of June 30, 2015, the capitalized costs for this plant reflected on our consolidated balance sheet were approximately $3.3 million. If we are not able to significantly increase the revenues generated by this plant in the future, we will be required to record an impairment charge to reduce the carrying value of CW-Bali’s plant assets to their fair value. Such an impairment charge could have a material adverse impact on our results of operations.

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

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014

Consolidated Results

Net income attributable to Consolidated Water Co. Ltd. common stockholders for 2015 was $2,228,100 ($0.15 per share on a fully-diluted basis), as compared to $2,759,693 ($0.19 per share on a fully-diluted basis) for 2014.

Total revenues for 2015 decreased to $14,485,669 from $16,931,832 in 2014 due to decreases in revenues in all three segments. Gross profit for 2015 was $5,867,942 or 41% of total revenues, as compared to $6,370,046 or 38% of total revenues, for 2014. In 2015 as compared to 2014, gross profit for the retail segment remained consistent but decreased for the bulk segment. The gross loss for the services segment decreased slightly in 2015 as compared to 2014. For further discussion of revenues and gross profit for 2015, see the “Results by Segment” analysis that follows.

General and administrative (“G&A”) expenses on a consolidated basis were $3,564,222 and $3,781,161 for 2015 and 2014, respectively. The slight decline in consolidated G&A expenses from 2014 to 2015 reflects (i) a decrease in professional fees of almost $172,000, as we incurred incremental legal fees in 2014 for the judicial review conducted in connection with our retail license negotiations; and (ii) a decrease of approximately $73,000 in the project development expenses incurred by NSC, our Mexico subsidiary.

Interest income decreased to $258,201 in 2015 from $366,772 in 2014 due to WSC being current on their past due accounts receivables in 2015.

As a result of the declining cash flows projected from its Bar Bay contract, we recorded an impairment charge of $275,000 in 2015 to reduce the carrying value of our investment in OC-BVI to its estimated fair value (see further discussion at Note 6 of Notes to Condensed Consolidated Financial Statements).

Results by Segment

Retail Segment:

The retail segment contributed $744,062 and $536,481 to our income from operations for 2015 and 2014, respectively.

Revenues generated by our retail water operations were $6,152,185 and $6,499,257 for 2015 and 2014, respectively. The drop in retail revenues in 2015 is attributable to a decrease in electricity prices from 2014 to 2015 that reduced the energy component of our retail water rates for 2015, as the volume of water sold by our retail operations in 2015 was consistent with that sold in 2014.

Retail segment gross profit was $3,380,587 (55% of retail revenues) and $3,379,774 (52% of retail revenues) for 2015 and 2014, respectively. The slight improvement in retail gross profit as a percentage of revenues from 2014 to 2015 is due to energy prices for 2015 that were less than those for 2014.

Consistent with prior periods, we record all non-direct G&A expenses in our retail segment and do not allocate any of these non-direct costs to our other two business segments. Retail G&A expenses for 2015 and 2014 were $2,636,525 and $2,843,293, respectively. G&A expenses declined from 2014 to 2015 as a result of a decrease of approximately $198,000 in professional fees primarily due to incremental legal fees incurred in 2014 for the judicial review conducted in connection with our retail license negotiations.

CW-Bali owns and operates a seawater reverse osmosis plant with a productive capacity of approximately 790,000 gallons per day located in Nusa Dua, one of the primary tourist areas of Bali, Indonesia. We built this plant based upon our belief that future water shortages in this area of Bali will eventually enable us to sell all of this plant’s production. We sold approximately 11.6 million and 8.0 million gallons for the three months ended June 30, 2015 and 2014, respectively, to customers on a month-to-month basis. As of June 30, 2015, capitalized costs for this plant reflected on our consolidated balance sheet were approximately $3.3 million. The revenues we generated from this plant amounted to approximately $96,000 and $74,000 for the three months ended June 30, 2015, and 2014, respectively. CW-Bali’s operating losses were approximately ($142,000) and ($86,000) for the three months ended June 30, 2015 and 2014, respectively.

Bulk Segment:

The bulk segment contributed $2,141,427 and $2,744,877 to our income from operations for 2015 and 2014, respectively.

Bulk segment revenues were $8,187,273 and $9,966,194 for 2015 and 2014, respectively. The decrease in bulk revenues from 2014 to 2015 is attributable to both our Bahamas and Cayman operations, whose revenues decreased by approximately $1,266,000 and $437,000, respectively. The 2015 revenue decrease for our bulk operations resulted from declines of 9% and 5% in the volumes of water sold by our Bahamas and Cayman operations, respectively, and significant decreases in the prices of diesel fuel and electricity from 2014 to 2015 that reduced the energy component of our bulk water rates. These lower volumes of water sold by our bulk operations in 2015 reflects (i) the continuing water conservation and loss mitigation efforts of the Water and Sewerage Corporation of the Bahamas; and (ii) a decrease in demand from the Water Authority- Cayman.

Gross profit for our bulk segment was $2,553,892 and $3,070,280 for 2015 and 2014, respectively. Gross profit as a percentage of bulk revenues was approximately 31% for both 2015 and 2014. Total gross profit dollars decreased in 2015 due to maintenance and repairs expenses in the Bahamas in 2015 that exceeded those for 2014 by approximately $343,000 and, to a lesser extent, the lower revenues generated in 2015.

Bulk segment G&A expenses remained relatively consistent at $412,465 and $325,403 for 2015 and 2014, respectively.

Services Segment:

The services segment incurred losses from operations of ($581,769) and ($692,473) for 2015 and 2014, respectively. We anticipate that the services segment will continue to incur losses from operations while we continue to fund the project development activities of NSC and/or until such time as we obtain significant new management services or plant construction contracts.

Services segment revenues were $146,211 and $466,381 for 2015 and 2014, respectively. Services revenues decreased in 2015 as 2014 service revenues included approximately $337,000 in revenues from contracts with the Water Authority-Cayman to refurbish their Lower Valley plant and to build a plant on Cayman Brac.

The gross profit (loss) for our services segment remained relatively consistent at ($66,537) and ($80,008) for 2015 and 2014, respectively.

G&A expenses for the services segment were $515,232 and $612,465 for 2015 and 2014, respectively. The decrease in G&A expenses for 2015 as compared to 2014 reflects a decrease of approximately $73,000 in the project development expenses incurred by NSC, our Mexican subsidiary.

Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014

Consolidated Results

Net income attributable to Consolidated Water Co. Ltd. common stockholders for 2015 was $4,149,361 ($0.28 per share on a fully-diluted basis), as compared to $3,414,602 ($0.23 per share on a fully-diluted basis) for 2014.

Total revenues for 2015 decreased to $29,151,781 from $33,280,442 in 2014 due to decreases in revenues for all three segments. Gross profit for 2015 was $11,922,867 or 41% of total revenues, as compared to $12,340,471 or 37% of total revenues, for 2014. In 2015 as compared to 2014, gross profit for the retail segment remained consistent but decreased for the bulk segment. The gross loss for the services segment decreased in 2015 as compared to 2014. For further discussion of revenues and gross profit for 2015, see the “Results by Segment” analysis that follows.

General and administrative (“G&A”) expenses on a consolidated basis were $7,363,811 and $9,123,794 for 2015 and 2014, respectively. The decline in consolidated G&A expenses from 2014 to 2015 reflects (i) a decrease in professional fees of almost $258,000, as we incurred incremental legal fees in 2014 for the judicial review conducted in connection with our retail license negotiations; and (ii) a decrease of approximately $1,490,000 in the project development expenses incurred by NSC, our Mexico subsidiary.

Interest expense decreased to $137,461 in 2015 from $343,268 in 2014 as interest expense for 2014 reflects the prepayment premium paid for the early redemption in February 2014 of the remaining outstanding balance on our bonds payable and the amortization of the related bond discount and deferred issuance costs.

As a result of the declining cash flows projected from its Bar Bay contract, we recorded an impairment charge of $585,000 in 2015 to reduce the carrying value of our investment in OC-BVI to its estimated fair value (see further discussion at Note 6 of Notes to Condensed Consolidated Financial Statements).

Results by Segment

Retail Segment:

The retail segment contributed $1,197,874 and $829,839 to our income from operations for 2015 and 2014, respectively.

Revenues generated by our retail water operations were $12,287,823 and $12,612,218 for 2015 and 2014, respectively. The drop in retail revenues in 2015 is attributable to a decrease in electricity prices from 2014 to 2015 that reduced the energy component of our retail water rates.

Retail segment gross profit was $6,639,437 (54% of retail revenues) and $6,561,359 (52% of retail revenues) for 2015 and 2014, respectively. The slight improvement in retail gross profit as a percentage of revenues from 2014 to 2015 is due to energy prices for 2015 that were less than those for 2014.

Consistent with prior periods, we record all non-direct G&A expenses in our retail segment and do not allocate any of these non-direct costs to our other two business segments. Retail G&A expenses for 2015 and 2014 were $5,441,563 and $5,731,520, respectively. G&A expenses declined from 2014 to 2015 principally as a result of a decrease of approximately $298,000 in professional fees primarily due to incremental legal fees incurred in 2014 for the judicial review conducted in connection with our retail license negotiations.

CW-Bali owns and operates a seawater reverse osmosis plant with a productive capacity of approximately 790,000 gallons per day located in Nusa Dua, one of the primary tourist areas of Bali, Indonesia. We built this plant based upon our belief that future water shortages in this area of Bali will eventually enable us to sell all of this plant’s production. We sold approximately 20.3 million and 9.7 million gallons for the six months ended June 30, 2015 and 2014, respectively, to customers on a month-to-month basis. As of June 30, 2015, capitalized costs for this plant reflected on our consolidated balance sheet were approximately $3.3 million. The revenues we generated from this plant amounted to approximately $167,000 and $97,000 for the six months ended June 30, 2015 and 2014, respectively. CW-Bali’s operating losses were approximately ($302,000) and ($242,000) for 2015 and 2014, respectively.

Bulk Segment:

The bulk segment contributed $4,656,867 and $5,158,098 to our income from operations for 2015 and 2014, respectively.

Bulk segment revenues were $16,569,589 and $19,925,930 for 2015 and 2014, respectively. The decrease in bulk revenues from 2014 to 2015 is attributable to both our Bahamas and Cayman operations, whose revenues decreased by approximately $2,703,000 and $528,000, respectively. The 2015 revenue decrease for our bulk operations resulted from declines of 12% and 3% in the volumes of water sold by our Bahamas and Cayman operations, respectively, and significant decreases in the prices of diesel fuel and electricity from 2014 to 2015 that reduced the energy component of our bulk water rates. These lower volumes of water sold by our bulk operations in 2015 reflects (i) the continuing water conservation and loss mitigation efforts of the Water and Sewerage Corporation of the Bahamas; and (ii) a decrease in demand from the Water Authority- Cayman.

Gross profit for our bulk segment was $5,486,696 and $5,918,471 for 2015 and 2014, respectively. Gross profit as a percentage of bulk revenues was approximately 33% for 2015 and 30% for 2014. Total gross profit dollars decreased in 2015 due to maintenance and repairs expenses in the Bahamas in 2015 that exceeded those for 2014 by approximately $317,000 and, to a lesser extent, the lower revenues generated in 2015.

Bulk segment G&A expenses remained relatively consistent at $829,829 and $760,373 for 2015 and 2014, respectively.

Services Segment:

The services segment incurred losses from operations of ($1,295,685) and ($2,771,260) for 2015 and 2014, respectively. We anticipate that the services segment will continue to incur losses from operations while we continue to fund the project development activities of NSC and/or until such time as we obtain significant new management services or plant construction contracts.

Services segment revenues were $294,369 and $742,294 for 2015 and 2014, respectively. Services revenues decreased in 2015 as 2014 service revenues included approximately $337,000 in revenues from contracts with the Water Authority-Cayman to refurbish their Lower Valley plant and to build a plant on Cayman Brac.

The gross profit (loss) for our services segment remained relatively consistent at ($203,266) and ($139,359) for 2015 and 2014, respectively.

G&A expenses for the services segment were $1,092,419 and $2,631,901 for 2015 and 2014, respectively. The decrease in G&A expenses for 2015 as compared to 2014 reflects a decrease of approximately $1,490,000 in the project development expenses incurred by NSC, our Mexican subsidiary.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity Position

Our projected liquidity requirements for the remainder of 2015 include capital expenditures for our existing operations of approximately $3.6 million, approximately $1.0 million for debt service on our demand loan payable, approximately $1.1 million for NSC’s project development activities along with approximately $1.0 million for a third party services project. Our liquidity requirements for the rest of 2015 may also include quarterly dividends, if such dividends are declared by our Board. Our dividend payments amounted to approximately $4.6 million for the year ended December 31, 2014 and approximately $2.4 million for the six months ended June 30, 2015.

In May 2014, we obtained financing (the proceeds of which were used to fund NSC’s land purchases in May 2014) in the form of a demand loan payable with an initial principal balance of $10 million. Assuming the loan is not called by the lender, payments on this loan are due quarterly under a five year amortization schedule with the remaining principal balance due after two years. This loan bears interest at LIBOR plus 1.5%. The outstanding balance on this demand loan payable was $8.0 million as of June 30, 2015.

As of June 30, 2015, we had cash and cash equivalents and a certificate of deposit totaling approximately $45.0 million and working capital of approximately $48.3 million. We are not presently aware of anything that would lead us to believe that we will not have sufficient liquidity to meet our needs for the remainder of 2015 and thereafter.

Transfers from the Company’s Bahamas and Belize bank accounts to Company bank accounts in other countries require the approval of the Central Banks of the Bahamas and Belize, respectively. As of June 30, 2015, the equivalent United States dollar cash balances for deposits held in the Bahamas and Belize were approximately $31.0 million and $4.0 million, respectively. The $31.0 million Bahamas balance includes the certificate of deposit balance of approximately $5.6 million.

Discussion of Cash Flows for the Six Months Ended June 30, 2015

Our cash and cash equivalents increased to $39.3 million as of June 30, 2015 from $35.7 million as of December 31, 2014.

Cash Flows from Operating Activities

Our operating activities provided net cash of approximately $8.2 million. This net cash provided reflects net income generated for the six months of approximately $4.4 million as adjusted for (i) various items included in the determination of net income that do not affect cash flows during the year and (ii) changes in the other components of working capital. The more significant of such items included depreciation and amortization of approximately $2.8 million, a net decrease in accounts receivable of approximately $2.6 million, and a non-cash impairment charge for our investment in OC-BVI of $585,000.

Cash Flows from Investing Activities

Net cash used in our investing activities was approximately $1.3 million. We increased the total amount invested in certificates of deposit by $638,000 during the six months and purchased property plant and equipment and expended funds on construction in progress in the normal course of business in the aggregate of amount of approximately $1.5 million. We also collected $849,176 in principal repayments on our notes receivable from the Water Authority-Cayman.

Cash Flows from Financing Activities

Our financing activities used approximately $3.2 million in net cash as we paid dividends of approximately $2.4 million and repaid $1.0 million of our demand note payable.

Material Commitments, Expenditures and Contingencies

Retail License

We sell water through our retail operations under a license issued in July 1990 by the Cayman Islands government that grants Cayman Water the exclusive right to provide potable water to customers within its licensed service area. As discussed below, this license was set to expire in July 2010 but has since been extended while negotiations for a new license take place. Pursuant to the license, we have the exclusive right to produce potable water and distribute it by pipeline to our licensed service area which consists of two of the three most populated areas of Grand Cayman, the Seven Mile Beach and West Bay areas. For the three months ended June 30, 2015 and 2014, the Company generated approximately 42% and 38%, respectively, of its consolidated revenues and 60% and 54%, respectively, of its consolidated gross profits from the retail water operations conducted pursuant to Cayman Water’s exclusive license. For the six months ended June 30, 2015 and 2014, the Company generated approximately 42% and 38%, respectively, of its consolidated revenues and 58% and 55%, respectively, of its consolidated gross profits from the retail water operations conducted pursuant to Cayman Water’s exclusive license. As discussed later herein, if we are not in default of any of its terms, this license provides us with the right to renew the license on terms that are no less favorable than those that the government offers to any third party.

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

The license was scheduled to expire in July 2010 but has been extended several times by the Cayman Islands government in order to provide the parties with additional time to negotiate the terms of a new license agreement. The most recent extension of the license expires December 31, 2015.

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

On November 21, 2014, we wrote to the Minister of Works offering to recommence license negotiations on the basis of the RCAM model subject to certain conditions which are: (i) the Government would undertake to amend the current water legislation to provide for an independent regulator and a fair and balanced regulatory regime more consistent with that provided under the electrical utility regulatory regime, (ii) the Government and we would mutually appoint an independent referee and chairman of the negotiations, (iii) our new license would provide exclusivity for the production and provision of all piped water, both potable and non-potable, within our Cayman Islands license area, (iv) the Government would allow us to submit our counter proposal to the WAC’s June 2010 RCAM license draft, and (v) the principle of subsidization of residential customer rates by commercial customer rates would continue under a new license. On March 23 2015, we received a letter from the Minister of Works with the following responses to our November 21, 2014 letter: (1) that while the Cayman government plans to create a public utilities commission, the provision of a new license will not depend upon the formation of such a commission; (2) any consideration regarding inclusion of the exclusive right to sell non-potable water within the area covered by the retail license will not take place until after the draft license has proceeded through the review process of the negotiations; (3) rather than allow us to submit a counter proposal to the WAC’s June 2010 RCAM license draft, the WAC will draft the license with the understanding that we will be allowed to propose amendments thereto; (4) the principle of subsidization of residential customer rates by commercial customer rates would continue under the new license; and (5) the Minister requested us to consider eliminating our monthly minimum volume charge in the new license.

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

Included in our consolidated results of operations are general and administrative expenses from NSC, consisting of organizational, legal, accounting, engineering, consulting and other costs relating to NSC’s project development activities. Such expenses amounted to $475,815 and $572,565 for the three months ended June 30, 2015 and 2014, respectively, and $1,012,438 and $2,550,416 for the six months ended June 30, 2015 and 2014, respectively. The assets and liabilities of NSC included in the Company’s consolidated balance sheets amounted to approximately $22.0 million and $269,000, respectively, as of June 30, 2015 and approximately $22.0 million and $214,000, respectively, as of December 31, 2014.

We expect to incur project development costs on behalf of NSC. We presently expect these costs to total approximately $1.1 million for the remainder of 2015.

Despite the expenditures made and the activities completed to date, we may ultimately be unsuccessful in our efforts to complete the Project.

The Mexico tax authority, the Servicio de Administracion Tributaria (“SAT”), assessed NSC 3,184,745 Mexican pesos for taxes relating to payments to foreign vendors on which the SAT contended should have been subject to income tax withholdings during NSC’s 2011 tax year. As of June 2015, the assessment has been revised by the SAT to 3,411,468 Mexican pesos to reflect inflation and accumulated late fees. The SAT also revised the 1,639,001 Mexican pesos in penalties to 1,744,061 Mexican pesos for inflation, and increased the surcharges to 1,749,751 Mexican pesos from 913,711 Mexican pesos to account for accumulated late fees, bringing the total revised assessment to 6,905,280 Mexican pesos. Such revised assessment is equivalent to approximately $445,000 as of June 30, 2015 based upon the exchange rate between the US$ and the Mexican peso as of that date.

NSC retained the assistance of Mexican tax advisers in this matter, as it believed the assumptions and related work performed by the SAT did not support their tax assessment. As a result, NSC elected to contest this assessment in Mexico federal tax court. NSC was required to provide an irrevocable letter of credit in the amount of 7,367,875 Mexican pesos as collateral in connection with this tax case. The letter of credit amount includes 462,595 Mexican pesos in additional charges calculated by the SAT to adjust the value of the original assessment to its potential future value at the time when the tax court settles the matter.

In November 2014, NSC obtained a favorable judgment by the court. Based on this outcome, the SAT filed an appeal shortly thereafter to contest the judgment.

The restricted cash balance of $473,283 and $456,083 included in the accompanying consolidated balance sheet as of June 30, 2015 and December 31, 2014, respectively, represents cash on deposit with a bank to secure payment of the irrevocable letter of credit.

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

At the request of the government of The Bahamas, we continue to operate and maintain the Windsor plant on a month-to-month basis to provide the government of The Bahamas with additional time to decide whether or not it will extend CW-Bahamas’ water supply agreement for the Windsor plant on a long-term basis. CW-Bahamas generated revenues from the operation of this plant of approximately $1.5 million and $1.6 million during the three months ended June 30, 2015 and 2014, respectively, and $3.0 million and $3.3 million during the six months ended June 30, 2015 and 2014, respectively.

CW-Bali

Through our subsidiary CW-Bali, we have built and presently operate a seawater reverse osmosis plant with a productive capacity of approximately 790,000 gallons per day located in Nusa Dua, one of the primary tourist areas of Bali, Indonesia. We built this plant based upon our belief that future water shortages in this area of Bali will eventually enable us to sell all of this plant’s production. Our current sales volumes for this plant are not sufficient to cover its operating costs, and CW-Bali’s operating losses were approximately ($302,000) and ($242,000) for the six months ended June 30, 2015 and 2014, respectively. As of June 30, 2015, the capitalized costs for this plant reflected on our consolidated balance sheet were approximately $3.3 million. If we are not able to significantly increase the revenues generated by this plant in the future, we will be required to record an impairment charge to reduce the carrying value of CW-Bali’s plant assets to their fair value. Such an impairment charge could have a material adverse impact on our results of operations.

North Sound Plant Water Supply Agreement

OC-Cayman’s bulk water supply agreement with the WAC for the WAC’s North Sound plant, which was scheduled to expire on April 1, 2015, was extended in July 2015 through April 1, 2017 on modified terms pursuant to which OC-Cayman will refurbish the plant for an agreed upon price while continuing to operate the plant. OC-Cayman generated revenues from the operation of this plant of approximately $801,000 and $1.0 million during the three months ended June 30, 2015 and 2014, respectively, and $1.5 million and $2.0 million during the six months ended June 30, 2015 and 2014, respectively.

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

In April 2015, the FASB issued ASU 2015-03, Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. ASU 2015-03 provides authoritative guidance related to the presentation of debt issuance costs on the balance sheet, requiring companies to present debt issuance costs as a direct deduction from the carrying value of debt. The amendments in this update are effective for public business entities in fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The new guidance must be applied retrospectively to each prior period presented. We are currently evaluating the effect the adoption of this amendment will have on our consolidated financial statements.

In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. ASU 2015-11 applies to all inventory that is measured using first-in, first-out or average cost. The guidance requires an entity to measure inventory at the lower of cost or net realizable value. ASU 2015-11 is effective prospectively for fiscal years, and for interim periods within those years, beginning after December 15, 2016. Early application is permitted. We are currently evaluating the effect the adoption of this amendment will have on our consolidated financial statements.

Dividends

•	On January 31, 2015, we paid a dividend of $0.075 to shareholders of record on January 1, 2015.
•	On April 30, 2015, we paid a dividend of $0.075 to shareholders of record on April 1, 2015.
•	On May 28, 2015, our Board declared a dividend of $0.075 payable on July 31, 2015 to shareholders of record on July 1, 2015.

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

In the Cayman Islands, we provide water to retail customers under a license issued to us in July 1990 by the Cayman Islands government that grants us the exclusive right to provide water to retail customers within our licensed service area. Our service area is comprised of an area on Grand Cayman that includes the Seven Mile Beach and West Bay areas, two of the three most populated areas in the Cayman Islands. For the three months ended June 30, 2015 and 2014, the Company generated approximately 42% and 38%, respectively, of its consolidated revenues and 60% and 54%, respectively, of its consolidated gross profits from the retail water operations conducted pursuant to Cayman Water’s exclusive license. For the six months ended June 30, 2015 and 2014, the Company generated approximately 42% and 38%, respectively, of its consolidated revenues and 58% and 55%, respectively, of its consolidated gross profits from the retail water operations conducted pursuant to Cayman Water’s exclusive license. If we are not in default of any of its terms, the license provides us with the right to renew the license on terms that are no less favorable than those that the government offers to any third party.

This license was set to expire on July 10, 2010; however, the Cayman Islands government and we have extended the license several times in order to provide sufficient time to negotiate the terms of a new license agreement. The most recent extension of our license expires December 31, 2015.

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

On November 21, 2014, we wrote to the Minister of Works offering to recommence license negotiations on the basis of the RCAM model subject to certain conditions which are: (i) the Government would undertake to amend the current water legislation to provide for an independent regulator and a fair and balanced regulatory regime more consistent with that provided under the electrical utility regulatory regime, (ii) the Government and we would mutually appoint an independent referee and chairman of the negotiations, (iii) our new license would provide exclusivity for the production and provision of all piped water, both potable and non-potable, within our Cayman Islands license area, (iv) the Government would allow us to submit our counter proposal to the WAC’s June 2010 RCAM license draft, and (v) the principle of subsidization of residential customer rates by commercial customer rates would continue under a new license. On March 23 2015, we received a letter from the Minister of Works with the following responses to our November 21, 2014 letter: (1) that while the Cayman government plans to create a public utilities commission, the provision of a new license will not depend upon the formation of such a commission; (2) any consideration regarding inclusion of the exclusive right to sell non-potable water within the area covered by the retail license will not take place until after the draft license has proceeded through the review process of the negotiations; (3) rather than allow us to submit a counter proposal to the WAC’s June 2010 RCAM license draft, the WAC will draft the license with the understanding that we will be allowed to propose amendments thereto; (4) the principle of subsidization of residential customer rates by commercial customer rates would continue under the new license; and (5) the Minister requested us to consider eliminating our monthly minimum volume charge in the new license.

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

We have spent approximately $36.3 million to fund the development costs for a possible project in Mexico and expect to expend significant additional funds in 2015 and 2016 to continue to pursue this project. However, we may not be successful in completing this project.

We own (through our wholly-owned Netherlands subsidiary, Consolidated Water Cooperatief, U.A.) a 99.9% interest in N.S.C. Agua, S.A. de C.V. (“NSC”), a development stage Mexico company formed to pursue a project encompassing the construction, operation and minority ownership of a 100 million gallon per day seawater reverse osmosis desalination plant to be located in northern Baja California, Mexico and an accompanying pipeline to deliver water to the Mexican potable water system and the U.S. border (the “Project”). NSC has conducted an equipment piloting plant and water data collection program at the proposed feed water source and will be required to accomplish various additional steps before it can commence construction of the plant and pipeline including, but not limited to, obtaining approvals and permits from various governmental agencies in Mexico, securing contracts with its proposed customers to sell water in sufficient quantities and at prices that make the project financially viable, and obtaining equity and debt financing for the project. NSC’s potential customers will also be required to obtain various governmental permits and approvals in order to purchase water from NSC. As of June 30, 2015, we have spent approximately $36.3 million on the Project. Our condensed consolidated balance sheet as of June 30, 2015 includes $20.7 million of capitalized costs for this project that consist of land and property, plant and equipment.

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

We have constructed a plant in Bali, Indonesia pursuant to the belief that the future demand for our water in this area will enable us to sell water in sufficient quantities to generate profits from this plant. If we are unable to significantly increase the amount of water we presently sell from this plant, we will be required to record an impairment charge to reduce the carrying value of this plant’s assets.

Through our subsidiary CW-Bali, we have built and presently operate a seawater reverse osmosis plant with a productive capacity of approximately 790,000 gallons per day located in Nusa Dua, one of the primary tourist areas of Bali, Indonesia. We built this plant based upon our belief that future water shortages in this area of Bali will eventually enable us to sell all of this plant’s production. Our current sales volumes for this plant are not sufficient to cover its operating costs, and CW-Bali’s operating losses were approximately ($302,000) and ($242,000) for the six months ended June 30, 2015 and 2014, respectively. As of June 30, 2015, the capitalized costs for this plant reflected on our consolidated balance sheet were approximately $3.3 million. If we are not able to significantly increase the revenues generated by this plant in the future, we will be required to record an impairment charge to reduce the carrying value of CW-Bali’s plant assets to their fair value. Such an impairment charge could have a material adverse impact on our results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In June 2015, we issued 8,615 shares of preferred stock to 86 employees for services rendered. The issuance of the preferred stock to 79 of the employees was exempt from registration under Regulation S promulgated under the Securities Act of 1933 (the “Securities Act”) because the shares were issued outside of the United States to non-US persons (as defined in Regulation S). Six of the employees are US persons and the issuance of the shares to them was exempt under Section 4(2) of the Securities Act.

In June 2015, we also issued 503 shares of preferred stock to 4 employees for cash at a price of $8.64 per share. The issuance of the preferred stock to the employees was exempt from registration under Regulation S promulgated under the Securities Act because the shares were issued outside of the United States to non-US persons.

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

Date: August 10, 2015

