Form 10-Q
period 2015-09-30
CONSOLIDATED WATER CO LTD
filed 2015-11-09
CIK 928340

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

As of November 5, 2015, 14,750,800 shares of the registrant’s common stock, with US$0.60 par value, were outstanding.

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED WATER CO. LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2015	2014
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$40,766,125	$35,713,689
Certificate of deposit	5,637,538	5,000,000
Restricted cash	433,218	456,083
Accounts receivable, net	9,914,534	11,773,744
Inventory	1,745,946	1,738,382
Prepaid expenses and other current assets	1,985,965	1,612,860
Current portion of loans receivable	1,812,261	1,726,310
Costs and estimated earnings in excess of billings - construction projects	1,499,384	1,090,489
Total current assets	63,794,971	59,111,557
Property, plant and equipment, net	53,761,233	56,396,988
Construction in progress	2,529,161	1,900,016
Inventory, non-current	4,478,029	4,240,977
Loans receivable	4,240,725	5,610,867
Investment in OC-BVI	4,686,670	5,208,603
Intangible assets, net	810,834	927,900
Goodwill	3,499,037	3,499,037
Land held for development	20,558,424	20,558,424
Other assets	2,793,238	3,005,462
Total assets	$161,152,322	$160,459,831

LIABILITIES AND EQUITY
Current liabilities
Accounts payable and other current liabilities	$4,938,617	$5,962,015
Dividends payable	1,192,867	1,190,325
Demand loan payable	7,500,000	9,000,000
Total current liabilities	13,631,484	16,152,340
Other liabilities	224,827	224,827
Total liabilities	13,856,311	16,377,167
Commitments and contingencies
Equity
Consolidated Water Co. Ltd. stockholders' equity
Redeemable preferred stock, $0.60 par value. Authorized 200,000 shares; issued and outstanding 39,164 and 36,840 shares, respectively	23,498	22,104
Class A common stock, $0.60 par value. Authorized 24,655,000 shares; issued and outstanding 14,750,800 and 14,715,899 shares, respectively	8,850,480	8,829,539
Class B common stock, $0.60 par value. Authorized 145,000 shares; none issued	-	-
Additional paid-in capital	84,303,569	83,779,292
Retained earnings	51,601,238	49,000,621
Cumulative translation adjustment	(525,352)	(482,388)
Total Consolidated Water Co. Ltd. stockholders' equity	144,253,433	141,149,168
Non-controlling interests	3,042,578	2,933,496
Total equity	147,296,011	144,082,664
Total liabilities and equity	$161,152,322	$160,459,831

 The accompanying notes are an integral part of these condensed consolidated financial statements.

CONSOLIDATED WATER CO. LTD.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Retail revenues	$5,828,288	$5,936,623	$18,116,111	$18,548,841
Bulk revenues	7,919,920	9,905,723	24,489,509	29,831,653
Services revenues	857,441	1,178,710	1,151,810	1,921,004
Total revenues	14,605,649	17,021,056	43,757,430	50,301,498

Cost of retail revenues	2,752,358	2,945,756	8,400,744	8,996,615
Cost of bulk revenues	5,644,699	7,113,039	16,727,592	21,120,498
Cost of services revenues	662,201	1,261,946	1,159,836	2,143,599
Total cost of revenues	9,059,258	11,320,741	26,288,172	32,260,712
Gross profit	5,546,391	5,700,315	17,469,258	18,040,786
General and administrative expenses	3,392,615	3,984,956	10,756,426	13,108,750
Income from operations	2,153,776	1,715,359	6,712,832	4,932,036

Other income (expense):
Interest income	270,830	334,499	762,613	874,203
Interest expense	(66,566)	(70,515)	(204,027)	(413,783)
Profit sharing income from OC-BVI	28,350	30,375	76,950	81,000
Equity in earnings of OC-BVI	73,294	81,480	211,117	221,809
Impairment of investment in OC-BVI	(225,000)	-	(810,000)	-
Other	(383,511)	(101,297)	(530,618)	(20,804)
Other income (expense), net	(302,603)	274,542	(493,965)	742,425
Net income	1,851,173	1,989,901	6,218,867	5,674,461
Income attributable to non-controlling interests	75,673	107,209	294,006	377,167
Net income attributable to Consolidated Water Co. Ltd. stockholders	$1,775,500	$1,882,692	$5,924,861	$5,297,294

Basic earnings per common share attributable to Consolidated Water Co. Ltd. common stockholders	$0.12	$0.13	$0.40	$0.36

Diluted earnings per common share attributable to Consolidated Water Co. Ltd. common stockholders	$0.12	$0.13	$0.40	$0.36

Dividends declared per common share	$0.075	$0.075	$0.225	$0.225

Weighted average number of common shares used in the determination of:
Basic earnings per share	14,749,249	14,700,939	14,734,799	14,695,446
Diluted earnings per share	14,802,322	14,763,914	14,787,904	14,764,127

 The accompanying notes are an integral part of these condensed consolidated financial statements.

CONSOLIDATED WATER CO. LTD.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income	$1,851,173	$1,989,901	$6,218,867	$5,674,461
Other comprehensive income (loss)
Foreign currency translation adjustment	(2,475)	(29,873)	(45,226)	6,473
Total other comprehensive income (loss)	(2,475)	(29,873)	(45,226)	6,473
Comprehensive income	1,848,698	1,960,028	6,173,641	5,680,934
Comprehensive income attributable to non-controlling interests	75,550	105,716	291,745	377,491
Comprehensive income attributable to Consolidated Water Co. Ltd. stockholders	$1,773,148	$1,854,312	$5,881,896	$5,303,443

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONSOLIDATED WATER CO. LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2015	2014
Net cash provided by operating activities	$11,703,961	$14,138,044

Cash flows from investing activities
Purchase of certificate of deposit	(5,637,538)	(5,000,000)
Maturity of certificate of deposit	5,000,000	-
Additions to property, plant and equipment and construction in progress	(2,498,275)	(2,776,205)
Proceeds from sale of equipment	10,160	11,400
Distribution of earnings from OC-BVI	-	969,600
Collections on loans receivable	1,284,191	1,276,718
Sale of marketable securities	-	8,597,490
Payment for land held for development	-	(7,381,787)
Payment of land purchase obligation	-	(10,050,000)
Restriction on cash balance	(42,715)	(498,929)
Net cash used in investing activities	(1,884,177)	(14,851,713)

Cash flows from financing activities
Dividends paid to CWCO shareholders	(3,320,994)	(3,478,332)
Dividends paid to non-controlling interests	(183,372)	-
Repurchase of redeemable preferred stock	(2,960)	(13,331)
Proceeds received from exercise of stock options	244,368	585
Principal repayments of long term debt	-	(5,301,327)
Proceeds received from demand loan payable	-	10,000,000
Repayments of demand loan payable	(1,500,000)	(500,000)
Net cash provided by (used in) financing activities	(4,762,958)	707,595
Effect of exchange rate changes on cash	(4,390)	(38,113)
Net increase (decrease) in cash and cash equivalents	5,052,436	(44,187)
Cash and cash equivalents at beginning of period	35,713,689	33,626,516
Cash and cash equivalents at end of period	$40,766,125	$33,582,329

Interest paid in cash	$113,244	$154,692

Non-cash investing and financing activities
Issuance of 8,615 and 5,957, respectively, shares of redeemable preferred stock for services rendered	$110,703	$65,289
Issuance of 0 and 12,302, respectively, shares of common stock for services rendered	$-	$173,458
Conversion (on a one-to-one basis) of 7,195 and 4,599, respectively, shares of redeemable preferred stock to common stock	$4,317	$2,759
Dividends declared but not paid	$1,109,248	$1,105,510
Transfers from inventory to property, plant and equipment and construction in progress	$114,733	$113,691
Transfers from construction in progress to property, plant and equipment	$1,606,314	$329,265

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

Foreign currency: The Company’s reporting currency is the United States dollar (“US$”). The functional currency of the Company and its foreign operating subsidiaries (other than NSC and CW-Cooperatief) is the currency for each respective country. The functional currency for NSC is the US$. The exchange rates between the Cayman Islands dollar, the Belize dollar, the Bahamian dollar are fixed to the US$. CW-Cooperatief conducts business in US$ and euros, CW-Bali conducts business in US$ and Indonesian rupiahs, and NSC conducts business in US$ and Mexican pesos. The exchange rates for conversion of euros, rupiahs and Mexican pesos into US$ vary based upon market conditions. Net foreign currency gains (losses) arising from transactions conducted in foreign currencies were ($388,456) and ($61,918) for the three months ended September 30, 2015 and 2014, respectively, and ($660,989) and ($15,238) for the nine months ended September 30, 2015 and 2014, respectively, and are included in “Other income (expense)” in the accompanying condensed consolidated statements of income.

Comprehensive income: Comprehensive income (loss) is defined as the change in equity during a period from transactions and other events from non-owner sources. Comprehensive income (loss) is the total of net income and other comprehensive income (loss) which, for the Company, is comprised entirely of foreign currency translation adjustments related to CW-Bali.

Cash and cash equivalents: Cash and cash equivalents consist of demand deposits at banks and highly liquid deposits at banks with an original maturity of three months or less. Cash and cash equivalents as of September 30, 2015 and December 31, 2014 include $17.6 million and $3.0 million, respectively, of certificates of deposits with an original maturity of three months or less.

Transfers from the Company’s Bahamas and Belize bank accounts to Company bank accounts in other countries require the approval of the Central Bank of the Bahamas and Belize, respectively. As of September 30, 2015, the equivalent United States dollar cash balances for deposits held in the Bahamas and Belize were approximately $28.3 million and $4.2 million, respectively. The $28.3 million Bahamas balance includes the Company’s certificate of deposit balance of approximately $5.6 million.

Comparative amounts: Certain amounts reported in the financial statements issued in prior periods have been reclassified herein to conform to the current period’s presentation. These reclassifications had no effect on consolidated net income.

3. Fair value measurements

As of September 30, 2015 and December 31, 2014, the carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and other current liabilities, the demand loan and dividends payable approximate their fair values due to the short term maturities of these instruments. Management considers that the carrying amounts for loans receivable as of September 30, 2015 and December 31, 2014 approximate their fair value as the stated interest rates approximate market rates.

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

The following table presents the Company’s fair value hierarchy for assets and liabilities measured at fair value as of September 30, 2015 and December 31, 2014:

	September 30, 2015
	Level 1	Level 2	Level 3	Total
Assets:
Recurring
Restricted cash	$433,218	$-	$-	$433,218
Certificate of deposit	-	5,637,538	-	5,637,538
Total recurring	$433,218	$5,637,538	$-	$6,070,756

Nonrecurring
Investment in OC-BVI	$-	$-	$4,686,670	$4,686,670

	December 31, 2014
	Level 1	Level 2	Level 3	Total
Assets:
Recurring
Restricted cash	$456,083	$-	$-	$456,083
Certificate of deposit	-	5,000,000	-	5,000,000
Total recurring	$456,083	$5,000,000	$-	$5,456,083

Nonrecurring
Investment in OC-BVI	$-	$-	$5,208,603	$5,208,603

The activity for Level 3 investments for the nine months ended September 30, 2015 was as follows:

Balance as of December 31, 2014	$5,208,603
Profit sharing and equity from earnings of OC-BVI	288,067
Distributions received from OC-BVI	-
Impairment of investment in OC-BVI (See Note 6)	(810,000)
Balance as of September 30, 2015	$4,686,670

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

	Three Months Ended September 30, 2015
	Retail	Bulk	Services	Total
Revenues	$5,828,288	$7,919,920	$857,441	$14,605,649
Cost of revenues	2,752,358	5,644,699	662,201	9,059,258
Gross profit	3,075,930	2,275,221	195,240	5,546,391
General and administrative expenses	2,633,121	357,995	401,499	3,392,615
Income (loss) from operations	$442,809	$1,917,226	$(206,259)	2,153,776
Other income (expense), net				(302,603)
Net income				1,851,173
Income attributable to non-controlling interests				75,673
Net income attributable to Consolidated Water Co. Ltd. stockholders				$1,775,500

Depreciation and amortization expenses for the three months ended September 30, 2015 for the retail, bulk and services segments were $600,099, $916,132 and $28,976, respectively.

	Three Months Ended September 30, 2014
	Retail	Bulk	Services	Total
Revenues	$5,936,623	$9,905,723	$1,178,710	$17,021,056
Cost of revenues	2,945,756	7,113,039	1,261,946	11,320,741
Gross profit (loss)	2,990,867	2,792,684	(83,236)	5,700,315
General and administrative expenses	2,740,209	510,288	734,459	3,984,956
Income (loss) from operations	$250,658	$2,282,396	$(817,695)	1,715,359
Other income (expense), net				274,542
Net income				1,989,901
Income attributable to non-controlling interests				107,209
Net income attributable to Consolidated Water Co. Ltd. stockholders				$1,882,692

Depreciation and amortization expenses for the three months ended September 30, 2014 for the retail, bulk and services segments were $592,261, $783,244 and $22,474, respectively.

	Nine Months Ended September 30, 2015
	Retail	Bulk	Services	Total
Revenues	$18,116,111	$24,489,509	$1,151,810	$43,757,430
Cost of revenues	8,400,744	16,727,592	1,159,836	26,288,172
Gross profit (loss)	9,715,367	7,761,917	(8,026)	17,469,258
General and administrative expenses	8,074,684	1,187,824	1,493,918	10,756,426
Income (loss) from operations	$1,640,683	$6,574,093	$(1,501,944)	6,712,832
Other income (expense), net				(493,965)
Net income				6,218,867
Income attributable to non-controlling interests				294,006
Net income attributable to Consolidated Water Co. Ltd. stockholders				$5,924,861

Depreciation and amortization expenses for the nine months ended September 30, 2015 for the retail, bulk and services segments were $1,804,767, $2,486,550 and $73,924, respectively.

	Nine Months Ended September 30, 2014
	Retail	Bulk	Services	Total
Revenues	$18,548,841	$29,831,653	$1,921,004	$50,301,498
Cost of revenues	8,996,615	21,120,498	2,143,599	32,260,712
Gross profit (loss)	9,552,226	8,711,155	(222,595)	18,040,786
General and administrative expenses	8,471,730	1,270,661	3,366,359	13,108,750
Income (loss) from operations	$1,080,496	$7,440,494	$(3,588,954)	4,932,036
Other income (expense), net				742,425
Consolidated net income				5,674,461
Income attributable to non-controlling interests				377,167
Net income attributable to Consolidated Water Co. Ltd. stockholders				$5,297,294

Depreciation and amortization expenses for the nine months ended September 30, 2014 for the retail, bulk and services segments were $1,823,757, $2,349,656 and $79,922, respectively.

	As of September 30, 2015
	Retail	Bulk	Services	Total
Accounts receivable, net	$2,403,794	$7,016,228	$494,512	$9,914,534
Property plant and equipment, net	$25,455,482	$28,182,210	$123,541	$53,761,233
Construction in progress	$1,719,832	$809,329	$-	$2,529,161
Goodwill	$1,170,511	$2,328,526	$-	$3,499,037
Land held for development	$-	$-	$20,558,424	$20,558,424
Total assets	$49,155,872	$87,033,109	$24,963,341	$161,152,322

	As of December 31, 2014
	Retail	Bulk	Services	Total
Accounts receivable, net	$2,521,008	$8,399,999	$852,737	$11,773,744
Property plant and equipment, net	$26,978,259	$29,318,534	$100,195	$56,396,988
Construction in progress	$902,656	$997,360	$-	$1,900,016
Goodwill	$1,170,511	$2,328,526	$-	$3,499,037
Land held for development	$-	$-	$20,558,424	$20,558,424
Total assets	$52,051,461	$84,331,227	$24,077,143	$160,459,831

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

The following summarizes information related to the computation of basic and diluted EPS for the three and nine months ended September 30, 2015 and 2014.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income attributable to Consolidated Water Co. Ltd. common stockholders	$1,775,500	$1,882,692	$5,924,861	$5,297,294
Less: preferred stock dividends	(2,937)	(2,777)	(9,118)	(8,722)
Net income available to common shares in the determination of basic earnings per common share	$1,772,563	$1,879,915	$5,915,743	$5,288,572

Weighted average number of common shares in the determination of basic earnings per common share attributable to Consolidated Water Co. Ltd. common stockholders	14,749,249	14,700,939	14,734,799	14,695,446
Plus:
Weighted average number of preferred shares outstanding during the period	40,194	39,348	38,510	38,256
Potential dilutive effect of unexercised options	12,879	23,627	14,595	30,425
Weighted average number of shares used for determining diluted earnings per common share attributable to Consolidated Water Co. Ltd. common stockholders	14,802,322	14,763,914	14,787,904	14,764,127

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

The Company’s equity investment in OC-BVI amounted to $4,686,670 and $5,208,603 as of September 30, 2015 and December 31, 2014, respectively.

Until 2009, substantially all of the water sold by OC-BVI to the Ministry was supplied by one desalination plant with a capacity of 1.7 million gallons per day located at Baughers Bay, Tortola (the “Baughers Bay plant”). As discussed later in this Note (see “Baughers Bay litigation”), the BVI government assumed the operating responsibilities for the Baughers Bay plant in March 2010. During 2007, OC-BVI completed the construction of a desalination plant with a capacity of 720,000 gallons per day located at Bar Bay, Tortola (the “Bar Bay plant”). OC-BVI began selling water to the Ministry from this plant in January 2009 and on March 4, 2010, OC-BVI and the BVI government executed a seven-year contract for the Bar Bay plant (the “Bar Bay agreement”). Under the terms of the Bar Bay agreement, OC-BVI is required to deliver and the Ministry is required to purchase 600,000 gallons of water per day from the Bar Bay plant. The Bar Bay agreement includes a seven-year extension option exercisable by the BVI government and required OC-BVI to complete a storage reservoir on a BVI government site by no later than March 4, 2011. OC-BVI has not commenced construction of this storage reservoir due to the BVI government’s failure to pay the full amount of invoices for the water provided by the Bar Bay plant on a timely basis; and the full amount ordered pursuant to the court ruling relating to the Baughers Bay litigation.

 Summarized financial information of OC-BVI is presented as follows:

	September 30,	December 31,
	2015	2014
Current assets	$3,932,083	$2,547,542
Non-current assets	4,817,607	5,297,904
Total assets	$8,749,690	$7,845,446

	September 30,	December 31,
	2015	2014
Current liabilities	$639,660	$427,269
Non-current liabilities	1,547,100	1,393,200
Total liabilities	$2,186,760	$1,820,469

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues	$1,022,510	$1,153,994	$3,118,763	$3,530,763
Cost of revenues	552,213	692,174	1,692,640	2,148,502
Gross profit	470,297	461,820	1,426,123	1,382,261
General and administrative expenses	228,472	206,944	734,270	731,571
Income from operations	241,825	254,876	691,853	650,690
Other income (expense), net	(56,700)	(60,749)	(153,900)	(128,002)
Net income	185,125	194,127	537,953	522,688
Income attributable to non-controlling interests	16,748	6,944	52,960	13,133
Net income attributable to controlling interests	$168,377	$187,183	$484,993	$509,555

The Company recognized $73,294 and $81,480 for the three months ended September 30, 2015 and 2014, respectively, and $211,117 and $221,809 for the nine months ended September 30, 2015 and 2014, respectively, in earnings from its equity investment in OC-BVI. The Company recognized $28,350 and $30,375 for the three months ended September 30, 2015 and 2014, respectively, and $76,950 and $81,000 for the nine months ended September 30, 2015 and 2014, respectively, in profit sharing income from its profit sharing agreement with OC-BVI.

The Company recognized revenues of $135,023 and $214,224 for the three months ended September 30, 2015 and 2014, respectively, and $399,335 and $619,136 for the nine months ended September 30, 2015 and 2014, respectively, from its management services agreement with OC-BVI. Amounts payable by OC-BVI to the Company were $29,815 and $33,707 as of September 30, 2015 and December 31, 2014, respectively. The Company’s remaining unamortized balance recorded for this management services agreement, which is reflected as an intangible asset on the condensed consolidated balance sheets, was approximately $128,000 and $196,000 as of September 30, 2015 and December 31, 2014, respectively.

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

As of March 31, 2015, June 30, 2015 and September 30, 2015, after updating its probability-weighted estimates of OC-BVI’s future cash flows and its resulting estimate of the fair value of its investment in OC-BVI, the Company determined that the carrying value of its investment in OC-BVI exceeded its fair value and recorded impairment losses on this investment of $310,000, $275,000 and $225,000 for the three months ended March 31, 2015, June 30, 2015, and September 30, 2015, respectively. The resulting carrying value of the Company’s investment in OC-BVI of approximately $4.7 million as of September 30, 2015 assumes that the BVI government will honor its obligations under the Bar Bay agreement and also assumes (on a probability-weighted basis) that (i) the BVI government will exercise its option to extend the Bar Bay agreement for seven years beyond its initial term, which expires March 4, 2017, and (ii) OC-BVI will receive the pending amount (as estimated by the Company) awarded by the Eastern Caribbean Court of Appeals for the value of the Baughers Bay plant previously transferred by OC-BVI to the BVI government.

The $4.7 million carrying value of the Company’s investment in OC-BVI as of September 30, 2015 exceeds the Company’s underlying equity in OC-BVI’s net assets by approximately $1.1 million. The Company accounts for this excess as goodwill. The BVI government is OC-BVI’s sole customer and substantially all of OC-BVI’s revenues are generated from its Bar Bay plant. As the Bar Bay agreement matures to its March 4, 2017 expiration date, and OC-BVI receives (or is determined by the valuation expert to not be entitled to receive) the pending court award amount assumed due for the value of the Baughers Bay plant, OC-BVI’s expected future cash flows, and therefore its fair value computed under the discounted cash flow method, will decrease. Unless OC-BVI obtains an extension or modification of its Bar Bay agreement that results in a significant increase in the estimated future cash flows from its Bar Bay plant, the Company will be required to record impairment losses during the remainder of 2015 and in 2016 to reduce the carrying value of its investment in OC-BVI to its then current fair value. These impairment losses will, in the aggregate, at least equal the underlying $1.1 million in goodwill reflected in the carrying value of the Company’s investment in OC-BVI. The losses the Company records for its investment in OC-BVI in the future will exceed this $1.1 million if OC-BVI ultimately ceases operations at its Bar Bay plant, as OC-BVI will be required to record an impairment loss to reduce the carrying value of its Bar Bay plant to its then estimated fair value. OC-BVI’s aggregate carrying value of the assets that comprise its Bar Bay plant was approximately $4.6 million as of September 30, 2015. Future impairment losses for the Company’s investment in OC-BVI and the Company’s equity in any future operating losses incurred by OC-BVI could have a material adverse impact on the Company’s consolidated results of operations.

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

Immediately following CW-Cooperatief’s acquisition of its initial 50% ownership in NSC, the remaining 50% ownership interest in NSC was held by an unrelated company, Norte Sur Agua, S. de R.L. de C.V. (“NSA”). NSA subsequently transferred ownership of half of its shares in NSC to EWG Water LLC and the other half of its shares in NSC to an individual (the “individual shareholder”). In February 2012, the Company paid $300,000 to enter into an agreement (the “Option Agreement”) that provided it with an option, exercisable through February 7, 2014, to purchase the shares of NSC owned by the individual shareholder, along with an immediate power of attorney to vote those shares, for $1.0 million. Such shares constituted 25% of the ownership of NSC as of February 2012. In May 2013, NSC repaid a $5.7 million loan payable to CW-Cooperatief by issuing additional shares of its stock. As a result of this share issuance to CW-Cooperatief, the Company acquired 99.9% of the ownership of NSC. The Option Agreement contained an anti-dilution provision that required the Company to issue new shares in NSC of an amount sufficient to maintain the individual shareholder’s 25% ownership interest in NSC if (i) any new shares of NSC were issued subsequent to the execution of the Option Agreement and (ii) the Company did not exercise its share purchase option by February 7, 2014. The Company exercised its option and paid the $1.0 million to the individual shareholder to purchase the Option Agreement shares in February 2014.

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

In November 2012, NSC signed a letter of intent with Otay Water District in Southern California to deliver no less than 20 million and up to 40 million gallons of water per day from the Project’s plant to the Otay Water District at the border between Mexico and the U.S. On November 25, 2013, Otay Water District submitted an application to the Department of State of the United States of America for a Presidential Permit authorizing the construction, connection, operation and importation of desalinated seawater at the international boundary between the United States and Mexico in San Diego County, California. The Company understands that this application is currently being reviewed by the relevant authorities. However, in recent discussions Mexican federal and state water regulators have indicated to the Company that it is not likely that water produced by the Project would be approved by such regulators for direct sale by NSC to U.S. customers such as the Otay Water District. Instead any additional water ultimately provided to the United States as either a direct or indirect result of the Project would be arranged through third party agreements with Mexican governmental agencies and delivered by the means such agencies deem appropriate, which may or may not include a pipeline from the Project’s plant to the U.S. border.

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

On February 20, 2015, NSC received notification from the regulatory authorities in Mexico that its federal environmental impact assessment and mitigation plan for the Project’s proposed desalination plant was approved. By way of a letter dated March 6, 2015, NSC received notification from the regulatory authorities in Mexico that its federal environmental impact assessment and mitigation plan for the Project’s proposed 29.3 kilometer aqueduct from the proposed desalination plant to the El Florido water treatment plant in Tijuana, Mexico had been approved. On July 16, 2015, NSC received notification from the City of Tijuana, Mexico that its urban impact study for the Project’s proposed 29.3 kilometer aqueduct from the proposed desalination plant to the El Florido water treatment plant in Tijuana, Mexico had been approved.

In August 2014, the State of Baja California enacted new legislation to regulate Public-Private Association projects which involve the type of long-term contract between a public sector authority and a private party that NSC is seeking to complete the Project. Pursuant to this new legislation, on January 4, 2015, NSC submitted an expression of interest for its project to the Secretary of Infrastructure and Urban Development of the State of Baja California (“SIDUE”). On January 23, 2015, SIDUE accepted NSC’s expression of interest and requested that NSC submit a detailed proposal for the Project that complies with requirements of the new legislation. NSC submitted this detailed proposal (the “APP Proposal”) to SIDUE in late March 2015. The new legislation requires that such proposal be evaluated by SIDUE and submitted to the Public-Private Association Projects State Committee (the “APP Committee”) for review and authorization. If the Project is authorized the State of Baja California (the “State”) is required to conduct a public tender for the Project.

In response to its APP Proposal, in September 2015 NSC received a letter dated June 30, 2015 from the Director General of the Comisión Estatal de Agua de Baja California (“CEA”), the State agency with responsibility for the Project. In this letter CEA stated that (i) in its opinion, the Project is in the public interest with high social benefits and is consistent with the objectives of the State Development Plan and (ii) that the Project should proceed and the required public tender should be conducted. On November 6, 2015, the State officially commenced the tender for the Project and set March 23, 2016 as the tender submission date. The State tendering process requires that prospective bidders provide certain legal, technical and financial qualifications in order to obtain the tender documents and the Company has commenced the preparation of NSC’s qualifications for submission to the State. However, the Company presently cannot determine if NSC’s qualifications will be deemed sufficient by the State or, if NSC’s qualifications are deemed sufficient and NSC is permitted to submit a bid in response to the tender process, whether NSC will be awarded the Project.

The Company has acknowledged since the inception of the Project that, due to the amount of capital the Project requires, NSC will ultimately need an equity partner or partners for the Project. During the fourth quarter of 2014, the Company concluded that its chances of successfully completing the Project under the new Public-Private Association legislation would be greatly enhanced through the addition of an equity partner for NSC with substantial financial resources and a history of successful capital project investments in Mexico. In March 2015, NSC entered into a Letter of Intent (“LOI”) with such a potential partner. The terms of this LOI will be binding if and only if NSC and its potential partner are ultimately awarded the Project by early March 2016. Pursuant to the LOI, (i) NSC has agreed to sell the land and other Project assets to a new company (“Newco”) that will build and own the Project; (ii) NSC’s potential partner will provide the majority of the equity for the Project and thereby will own the majority interest in Newco; (iii) NSC will maintain a minority ownership position in Newco; and (iv) Newco will enter into a long-term management and technical services contract with NSC for the Project.

Included in the Company’s consolidated results of operations are general and administrative expenses from NSC, consisting of organizational, legal, accounting, engineering, consulting and other costs relating to NSC’s project development activities. Such expenses amounted to $357,309 and $693,586 for the three months ended September 30, 2015 and 2014, respectively, and $1,369,747 and $3,244,002 for the nine months ended September 30, 2015 and 2014, respectively. The assets and liabilities of NSC included in the Company’s consolidated balance sheets amounted to approximately $22.0 million and $180,000, respectively, as of September 30, 2015 and approximately $22.0 million and $214,000, respectively, as of December 31, 2014.

The Company expects to incur additional project development costs on behalf of NSC during the remainder of 2015.

Despite the expenditures made and the activities completed to date, the Company may ultimately be unsuccessful in its efforts to complete the Project.

Pending NSC Litigation

Immediately following CW-Cooperatief’s acquisition of its initial 50% ownership in NSC, the remaining 50% ownership interest in NSC was held by an unrelated company, Norte Sur Agua, S. de R.L. de C.V. (“NSA”). NSA subsequently transferred ownership of half of its shares in NSC to EWG Water LLC and the other half of its shares in NSC to an individual (the “individual shareholder”). In February 2012, the Company paid $300,000 to enter into an agreement (the “Option Agreement”) that provided it with an option, exercisable through February 7, 2014, to purchase the shares of NSC owned by the individual shareholder, along with an immediate power of attorney to vote those shares, for $1.0 million. Such shares constituted 25% of the ownership of NSC as of February 2012. In May 2013, NSC repaid a $5.7 million loan payable to CW-Cooperatief by issuing additional shares of its stock. As a result of this share issuance to CW-Cooperatief, the Company acquired 99.9% of the ownership of NSC. The Option Agreement contained an anti-dilution provision that required the Company to issue new shares in NSC of an amount sufficient to maintain the individual shareholder’s 25% ownership interest in NSC if (i) any new shares of NSC were issued subsequent to the execution of the Option Agreement and (ii) the Company did not exercise its share purchase option by February 7, 2014. The Company exercised its option and paid the $1.0 million to the individual shareholder to purchase the Option Agreement shares in February 2014.

In October 2015, the Company learned that EWG has filed a lawsuit against the individual shareholder, NSC, NSA, CW-Cooperatief, Ricardo del Monte Nunez, Carlos Eduardo Ahumada Arruit, Luis de Angitia Becerra, and the Public Registry of Commerce of Tijuana, Baja California in the Civil Court located in Tecate, Baja California, Mexico. However, as of the date of the filing of this report, none of the defendants has been served with formal process for this lawsuit.

In this lawsuit, EWG is challenging the capital investment transactions that increased the Company’s ownership interest in NSC to 99.9%. EWG requested that the court, as a preliminary matter: (a) suspend of the effectiveness of the challenged transactions; (b) order of public officials in Mexico to record the pendency of the lawsuit in the public records; and (c) appoint an inspector for NSA and NSC to oversee its commercial activities. The court granted, ex-parte, the preliminary relief sought by EWG.

Additionally, EWG also is seeking an order directing: (i) NSA, NSC and CW-Cooperatief to refrain from carrying out any transactions with respect to the Project; and (ii) NSA, NSC and CW-Cooperatief, and the partners thereof, to refrain from transferring any interests in NSA, NSC and CW-Cooperatief. The court has not yet ruled on these requests.

The Company believes that the claims made by EWG are baseless and without merit, will vigorously defend NSC and CW-Cooperatief in this litigation, and will seek dismissal of the orders entered by the court and all claims against NSC and CW-Cooperatief. The Company cannot presently determine the outcome of this litigation. However such litigation could adversely impact the Company’s efforts to complete the Project.

The Mexico tax authority, the Servicio de Administracion Tributaria (“SAT”), assessed NSC 3,184,745 Mexican pesos as of December 31, 2014 for taxes relating to payments to foreign vendors on which the SAT contended should have been subject to income tax withholdings during NSC’s 2011 tax year. As of September 2015, the assessment has been revised by the SAT to 3,411,468 Mexican pesos to reflect inflation and accumulated late fees. The SAT also revised the 1,639,001 Mexican pesos in penalties as of December 31, 2014 to 1,744,061 Mexican pesos for inflation as of September 30, 2015, and increased the surcharges to 1,749,751 Mexican pesos as of September 30, 2015 from 913,711 Mexican pesos as of December 31, 2014 to account for accumulated late fees, bringing the total revised assessment to 6,905,280 Mexican pesos as of September 30, 2015. Such revised assessment is equivalent to approximately $406,000 as of September 30, 2015 based upon the exchange rate between the US$ and the Mexican peso as of that date.

NSC retained the assistance of Mexican tax advisers in this matter, as it believed the assumptions and related work performed by the SAT did not support their tax assessment. As a result, NSC elected to contest this assessment in Mexico federal tax court. NSC was required to provide an irrevocable letter of credit in the amount of 7,367,875 Mexican pesos as of September 30, 2015 as collateral in connection with this tax case. The letter of credit amount includes 462,595 Mexican pesos as of September 30, 2015 in additional charges calculated by the SAT to adjust the value of the original assessment to its potential future value at the time when the tax court settles the matter.

In November 2014, NSC received a favorable judgment from the tax court. Based on this outcome, the SAT filed an appeal shortly thereafter to contest the judgment.

The restricted cash balance of $433,218 and $456,083 included in the accompanying consolidated balance sheet as of September 30, 2015 and December 31, 2014, respectively, represents cash on deposit with a bank to secure payment of the irrevocable letter of credit.

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

8. Contingencies

Retail License

The Company sells water through its retail operations under a license issued in July 1990 by the Cayman Islands government that grants Cayman Water the exclusive right to provide potable water to customers within its licensed service area. As discussed below, this license was set to expire in July 2010 but has since been extended while negotiations for a new license take place. Pursuant to the license, Cayman Water has the exclusive right to produce potable water and distribute it by pipeline to its licensed service area which consists of two of the three most populated areas of Grand Cayman, the Seven Mile Beach and West Bay areas. For the three months ended September 30, 2015 and 2014, the Company generated approximately 39% and 34%, respectively, of its consolidated revenues and 56% and 52%, respectively, of its consolidated gross profits from the retail water operations conducted pursuant to Cayman Water’s exclusive license. For the nine months ended September 30, 2015 and 2014, the Company generated approximately 41% and 36%, respectively, of its consolidated revenues and 57% and 54%, respectively, of its consolidated gross profits from the retail water operations conducted pursuant to Cayman Water’s exclusive license. As discussed later herein, if Cayman Water is not in default of any of its terms, this license provides Cayman Water with the right to renew the license on terms that are no less favorable than those that the government offers to any third party.

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

In July 2012, in an effort to resolve several issues relating to its retail license renewal negotiations, the Company filed an Application for Leave to Apply for Judicial Review (the “Application”) with the Grand Court of the Cayman Islands (the “Court”), seeking declarations that: (i) certain provisions of the New Laws appear to be incompatible and a determination as to how those provisions should be interpreted, (ii) the WAC’s roles as the principal license negotiator, statutory regulator and the Company’s competitor put the WAC in a position of hopeless conflict, and (iii) the WAC’s decision to replace the rate structure under the Company’s current exclusive license with RCAM was predetermined and unreasonable. In October 2012 the Company was notified that the Court agreed to consider the issues raised in the Application.

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

On November 21, 2014, the Company wrote to the Minister of Works offering to recommence license negotiations on the basis of the RCAM model subject to certain conditions which are: (i) the Government would undertake to amend the current water legislation to provide for an independent regulator and a fair and balanced regulatory regime more consistent with that provided under the electrical utility regulatory regime, (ii) the Government and the Company would mutually appoint an independent referee and chairman of the negotiations, (iii) the Company’s new license would provide exclusivity for the production and provision of all piped water, both potable and non-potable, within its Cayman Islands license area, (iv) the Government would allow the Company to submit its counter proposal to the WAC’s June 2010 RCAM license draft, and (v) the principle of subsidization of residential customer rates by commercial customer rates would continue under a new license. On March 23 2015, the Company received a letter from the Minister of Works with the following responses to the Company’s November 21, 2014 letter: (1) while the Cayman government plans to create a new public utilities commission, the provision of the new retail license will not depend upon the formation of such a commission; (2) any consideration regarding inclusion of the exclusive right to sell non-potable water within the area covered by the retail license will not take place until after the draft license has proceeded through the review process of the negotiations; (3) rather than allow the Company to submit its counter proposal to the WAC’s June 2010 RCAM license draft, the WAC will draft the license with the understanding that the Company will be allowed to propose amendments thereto; (4) the principle of subsidization of residential customer rates by commercial customer rates would continue under the new license; and (5) a request that the Company consider eliminating its monthly minimum volume charge in the new license.

The Company recommenced license negotiations with the WAC during the three months ended September 30, 2015. However the Company is presently unable to determine when such negotiations will be completed or the final outcome of such negotiations.

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

At the request of the government of The Bahamas, CW-Bahamas continues to operate and maintain the Windsor plant on a month-to-month basis to provide the government of The Bahamas with additional time to decide whether or not it will extend CW-Bahamas’ water supply agreement for the Windsor plant on a long-term basis. CW-Bahamas generated revenues from the operation of this plant of approximately $1.5 million and $1.5 million during the three months ended September 30, 2015 and 2014, respectively, and $4.5 million and $4.8 million during the nine months ended September 30, 2015 and 2014, respectively.

CW-Bali

Through its subsidiary CW-Bali, the Company has built and presently operates a seawater reverse osmosis plant with a productive capacity of approximately 790,000 gallons per day located in Nusa Dua, one of the primary tourist areas of Bali, Indonesia. The Company built this plant based upon its belief that future water shortages in this area of Bali will eventually enable CW-Bali to sell all of this plant’s production. The current sales volumes for this plant are not sufficient to cover its operating costs, and CW- Bali’s operating losses were approximately ($383,000) and ($288,000) for the nine months ended September 30, 2015 and 2014, respectively. As of September 30, 2015, the capitalized costs for this plant reflected on the Company’s consolidated balance sheet were approximately $3.0 million. If CW-Bali is not able to significantly increase the revenues generated by this plant in the future, the Company will be required to record an impairment charge to reduce the carrying value of CW-Bali’s plant assets to their fair value. Such an impairment charge could have a material adverse impact on the Company’s results of operations.

9. Impact of recent accounting standards

Effect of newly issued but not yet effective accounting standards:

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers. ASU 2014-09 requires revenue recognition to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 prescribes a five step framework in accounting for revenues from contracts within its scope, including (a) identification of the contract, (b) identification of the performance obligations under the contract, (c) determination of the transaction price, (d) allocation of the transaction price to the identified performance obligations and (e) recognition of revenues as the identified performance obligations are satisfied. ASU 2014-09 also prescribes additional disclosures and financial statement presentations. ASU 2014-09 may be adopted retrospectively or under a modified retrospective method where the cumulative effect is recognized at the date of initial application. This amendment was originally effective January 1, 2017. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which defers the effective date by one year to January 1, 2018. Early application is permitted but not before January 1, 2017. The Company is currently evaluating the effect the adoption of this standard will have on the Company’s consolidated financial statements.

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

In April 2015, the FASB issued ASU 2015-03, Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. ASU 2015-03 provides authoritative guidance related to the presentation of debt issuance costs on the balance sheet, requiring companies to present debt issuance costs as a direct deduction from the carrying value of debt. The amendments in this update are effective for public business entities in fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The new guidance must be applied retrospectively to each prior period presented. In August 2015, the FASB issued ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, which clarifies the treatment of debt issuance costs from line-of-credit arrangements after adoption of ASU 2015-03. The SEC Staff announced they would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The amendment requires retrospective application and represents a change in accounting principle. The amendment becomes effective in fiscal years beginning after December 15, 2015. The Company is currently evaluating the effect the adoption of these amendments will have on the Company’s consolidated financial statements.

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

In September 2015, the FASB issued ASU 2015-16, Business Combinations: Simplifying the Accounting for Measurement-Period Adjustments, which requires an acquirer to recognize adjustments identified during the measurement period in the reporting period in which the adjustment amounts are determined. The adjustment must include the cumulative effect of the adjustment as if the accounting had been completed on the acquisition date. The update should be applied prospectively and becomes effective January 1, 2016. Early application is permitted. The Company is currently evaluating the effect the adoption of this amendment will have on the Company’s consolidated financial statements.

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

The forward-looking statements contained in this report are not guarantees of future performance and involve certain risks, uncertainties and assumptions, which are difficult to predict. Actual outcomes and results may differ materially from what is expressed in such forward-looking statements. Important factors, which may affect these actual outcomes and results, include, without limitation:

•	tourism and weather conditions in the areas we serve;

•	the economies of the U.S. and other countries in which we conduct business;

•	our relationships with the governments we serve;

•	regulatory matters, including resolution of the negotiations for the renewal of our retail license on Grand Cayman;

•	our ability to successfully enter new markets, including Mexico and Asia; and

•	other factors, including those “Risk Factors” set forth under Part II, Item 1A in this Quarterly Report and in our 2014 Annual Report on Form 10-K.

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

Unless otherwise indicated, references to “we,” “our,” and “us” refer to Consolidated Water Co. Ltd. and its subsidiaries.

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

Valuation of Investment in OC-BVI

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

As of March 31, 2015, June 30, 2015 and September 30, 2015, after updating our probability-weighted estimates of OC-BVI’s future cash flows and our resulting estimate of the fair value of our investment in OC-BVI, we determined that the carrying value of our investment in OC-BVI exceeded its fair value and recorded impairment losses on this investment of $310,000, $275,000 and $225,000 for the three months ended March 31, 2015, June 30, 2015 and September 30, 2015, respectively. The resulting carrying value of our investment in OC-BVI of approximately $4.7 million as of September 30, 2015 assumes that the BVI government will honor its obligations under the Bar Bay agreement and also assumes (on a probability-weighted basis) that (i) the BVI government will exercise its option to extend the Bar Bay agreement for seven years beyond its initial term, which expires March 4, 2017 and (ii) OC-BVI will receive the pending amount (based upon our estimate) awarded by the Eastern Caribbean Court of Appeals for the value of the Baughers Bay plant previously transferred by OC-BVI to the BVI government.

The $4.7 million carrying value of our investment in OC-BVI as of September 30, 2015 exceeds our underlying equity in OC-BVI’s net assets by approximately $1.1 million. We account for this excess as goodwill. The BVI government is OC-BVI’s sole customer and substantially all of OC-BVI’s revenues are generated from its Bar Bay plant. As the Bar Bay agreement matures to its March 4, 2017 expiration date and OC-BVI receives (or is determined by the valuation expert to not be entitled to receive) the pending court award amount assumed due for the value of the Baughers Bay plant, OC-BVI’s expected future cash flows, and therefore its fair value computed under the discounted cash flow method, will decrease. Unless OC-BVI obtains an extension or modification of its Bar Bay agreement that results in a significant increase in the estimated future cash flows from its Bar Bay plant, we will be required to record impairment losses during the remainder of 2015 and in 2016 to reduce the carrying value of our investment in OC-BVI to its then current fair value. These impairment losses will, in the aggregate, at least equal the underlying $1.1 million in goodwill reflected in the carrying value of our investment in OC-BVI. The losses we record for our investment in OC-BVI in the future will exceed this $1.1 million if OC-BVI ultimately ceases operations at its Bar Bay plant, as OC-BVI will be required to record an impairment loss to reduce the carrying value of its Bar Bay plant to its then estimated fair value. OC-BVI’s aggregate carrying value of the assets that comprise its Bar Bay plant was approximately $4.6 million as of September 30, 2015. Future impairment losses for our investment in OC-BVI and our equity in any future operating losses incurred by OC-BVI could have a material adverse impact on our consolidated results of operations.

Goodwill and intangible assets

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

Long-lived assets

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

Through our subsidiary CW-Bali, we have built and presently operate a seawater reverse osmosis plant with a productive capacity of approximately 790,000 gallons per day located in Nusa Dua, one of the primary tourist areas of Bali, Indonesia. We built this plant based upon our belief that future water shortages in this area of Bali will eventually enable us to sell all of this plant’s production. Our current sales volumes for this plant are not sufficient to cover its operating costs, and CW- Bali’s operating losses were approximately ($383,000) and ($288,000) for the nine months ended September 30, 2015 and 2014, respectively. As of September 30, 2015, the capitalized costs for this plant reflected on our consolidated balance sheet were approximately $3.0 million. If we are not able to significantly increase the revenues generated by this plant in the future, we will be required to record an impairment charge to reduce the carrying value of CW-Bali’s plant assets to their fair value. Such an impairment charge could have a material adverse impact on our results of operations.

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

Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014

Consolidated Results

Net income attributable to Consolidated Water Co. Ltd. common stockholders for 2015 was $1,775,500 ($0.12 per share on a fully-diluted basis), as compared to $1,882,692 ($0.13 per share on a fully-diluted basis) for 2014.

Total revenues for 2015 decreased to $14,605,649 from $17,021,056 in 2014 due to decreases in revenues in all three business segments. Gross profit for 2015 was $5,546,391 or 38% of total revenues, as compared to $5,700,315 or 33% of total revenues, for 2014. In 2015 as compared to 2014, gross profit for the retail segment increased but decreased for the bulk segment. The services segment’s gross profit improved from 2014 to 2015. For further discussion of revenues and gross profit for 2015, see the “Results by Segment” analysis that follows.

General and administrative (“G&A”) expenses on a consolidated basis were $3,392,615 and $3,984,956 for 2015 and 2014, respectively. The decrease in consolidated G&A expenses from 2014 to 2015 reflects decreases in professional fees and in the project development expenses incurred by our Mexico subsidiary NSC of approximately $136,000 and $312,000, respectively.

Interest income decreased to $270,830 in 2015 from $334,499 in 2014 as we earned interest on past due accounts receivable in 2014. No comparable accounts receivable balances were past due in 2015.

As a result of the projected declining cash flows from OC-BVI’s Bar Bay contract, we recorded an impairment charge of $225,000 in 2015 to reduce the carrying value of our investment in OC-BVI to its estimated fair value. See further discussion of this impairment charge at Note 6 of Notes to Condensed Consolidated Financial Statements.

Other expense increased to $383,511 for 2015 from $101,297 for 2014 due to incremental foreign currency losses recorded for our CW-Bali subsidiary of approximately $225,000.

Results by Segment

Retail Segment:

The retail segment contributed $442,809 and $250,658 to our income from operations for 2015 and 2014, respectively.

Revenues generated by our retail water operations were $5,828,288 and $5,936,623 for 2015 and 2014, respectively. The drop in retail revenues in 2015 is attributable to a decrease in electricity prices from 2014 to 2015 that reduced the energy component of our retail water rates for 2015, as the volume of water sold by our retail operations in 2015 was relatively consistent with that sold in 2014.

Retail segment gross profit was $3,075,930 (53% of retail revenues) and $2,990,867 (50% of retail revenues) for 2015 and 2014, respectively. The slight improvement in retail gross profit as a percentage of revenues from 2014 to 2015 is due to improved operating efficiencies and energy prices for 2015 that were less than those for 2014.

Consistent with prior periods, we record all non-direct G&A expenses in our retail segment and do not allocate any of these non-direct costs to our other two business segments. Retail G&A expenses for 2015 and 2014 were $2,633,121 and $2,740,209, respectively. G&A expenses declined from 2014 to 2015 principally as a result of a decrease of approximately $163,000 in professional fees.

CW-Bali owns and operates a seawater reverse osmosis plant with a productive capacity of approximately 790,000 gallons per day located in Nusa Dua, one of the primary tourist areas of Bali, Indonesia. We built this plant based upon our belief that future water shortages in this area of Bali will eventually enable us to sell all of this plant’s production. However to date we have been unable to obtain enough customers to generate a profit at this plant. We sold approximately 15.0 million and 25.1 million gallons of water from this plant during 2015 and 2014, respectively. As of September 30, 2015, capitalized costs for this plant reflected on our consolidated balance sheet were approximately $3.0 million. The revenues we generated from this plant amounted to approximately $120,000 and $214,000 for 2015, and 2014, respectively. CW-Bali’s operating losses were approximately ($80,000) and ($46,000) for 2015 and 2014, respectively.

Bulk Segment:

The bulk segment contributed $1,917,226 and $2,282,396 to our income from operations for 2015 and 2014, respectively.

Bulk segment revenues were $7,919,920 and $9,905,723 for 2015 and 2014, respectively. The decrease in bulk revenues from 2014 to 2015 is attributable to both our Bahamas and Cayman operations, whose revenues decreased by approximately $1,444,000 and $487,000, respectively. The 2015 revenue decrease for our bulk operations resulted from (i) declines of 14% and 4% in the volumes of water sold by our Bahamas and Cayman operations, respectively; (ii) significant decreases in the prices of diesel fuel and electricity from 2014 to 2015 that reduced the energy component of our bulk water rates; and (iii) a decrease in the rate charged for water sold from the North Sound plant as a result of a contract extension. These lower volumes of water sold by our bulk operations in 2015 reflects (i) the continuing water conservation and loss mitigation efforts of the Water and Sewerage Corporation of the Bahamas; and (ii) a decrease in purchases by the Water Authority-Cayman (the “WAC”).

Gross profit for our bulk segment was $2,275,221 and $2,792,684 for 2015 and 2014, respectively. Gross profit as a percentage of bulk revenues was approximately 29% for 2015 and 28% for 2014. Total gross profit dollars decreased in 2015 due to the lower revenues generated in 2015.

Bulk segment G&A expenses decreased to $357,995 for 2015 from $510,288 for 2014, due to a decrease in the government fees and bank charges incurred by our Bahamas operations.

Services Segment:

The services segment incurred losses from operations of ($206,259) and ($817,695) for 2015 and 2014, respectively. We anticipate that the services segment will continue to incur losses from operations while we continue to fund the project development activities of NSC and/or until such time as we obtain significant new management services or plant construction contracts.

Services segment revenues were $857,441and $1,178,710 for 2015 and 2014, respectively. Services revenues decreased in 2015 due to declines in plant construction revenues of approximately $242,000 and procurement services fees of approximately $79,000.

The services segment generated a gross profit of $195,240 for 2015, as compared to a gross loss of ($83,236) for 2014 as a result of improved gross profit margins for our construction activities.

G&A expenses for the services segment were $401,499 and $734,459 for 2015 and 2014, respectively. The decrease in G&A expenses for 2015 as compared to 2014 reflects a decrease of approximately $312,000 in the project development expenses incurred by NSC, our Mexican subsidiary.

Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014

Consolidated Results

Net income attributable to Consolidated Water Co. Ltd. common stockholders for 2015 was $5,924,861 ($0.40 per share on a fully-diluted basis), as compared to $5,297,294 ($0.36 per share on a fully-diluted basis) for 2014.

Total revenues for 2015 decreased to $43,757,430 from $50,301,498 in 2014 due to decreases in revenues for all three segments. Gross profit for 2015 was $17,469,258 or 40% of total revenues, as compared to $18,040,786 or 36% of total revenues, for 2014. In 2015 as compared to 2014, gross profit for the retail segment increased slightly but decreased for the bulk segment. The gross loss incurred by the services segment decreased in 2015 as compared to 2014. For further discussion of revenues and gross profit for 2015, see the “Results by Segment” analysis that follows.

General and administrative (“G&A”) expenses on a consolidated basis were $10,756,426 and $13,108,750 for 2015 and 2014, respectively. The decline in consolidated G&A expenses from 2014 to 2015 reflects (i) a decrease in professional fees of almost $393,000, as we incurred added fees in 2014 for the judicial review conducted in connection with our retail license negotiations; and (ii) a decrease of approximately $1,802,000 in the project development expenses incurred by NSC, our Mexico subsidiary.

Interest expense decreased to $204,027 in 2015 from $413,783 in 2014 as interest expense for 2014 reflects the prepayment premium paid for the early redemption in February 2014 of the remaining outstanding balance on our bonds payable and the amortization of the related bond discount and deferred issuance costs.

As a result of the declining cash flows projected from its Bar Bay contract, we recorded impairment charges aggregating $810,000 in 2015 to reduce the carrying value of our investment in OC-BVI to its estimated fair value. See further discussion of these impairment charges at Note 6 of Notes to Condensed Consolidated Financial Statements.

Other expense increased to $530,618 for 2015 from $20,804 for 2014 due to incremental foreign currency losses recorded for our CW-Bali subsidiary of approximately $471,000.

Results by Segment

Retail Segment:

The retail segment contributed $1,640,683 and $1,080,496 to our income from operations for 2015 and 2014, respectively.

Revenues generated by our retail water operations were $18,116,111 and $18,548,841 for 2015 and 2014, respectively. The drop in retail revenues in 2015 is attributable to a decrease in electricity prices from 2014 to 2015 that reduced the energy component of our retail water rates.

Retail segment gross profit was $9,715,367 (54% of retail revenues) and $9,552,226 (51% of retail revenues) for 2015 and 2014, respectively. The slight improvement in retail gross profit as a percentage of revenues from 2014 to 2015 is due to energy prices for 2015 that were less than those for 2014.

Consistent with prior periods, we record all non-direct G&A expenses in our retail segment and do not allocate any of these non-direct costs to our other two business segments. Retail G&A expenses for 2015 and 2014 were $8,074,684 and $8,471,730, respectively. G&A expenses declined from 2014 to 2015 principally as a result of a decrease of approximately $461,000 in professional fees primarily due to incremental legal fees incurred in 2014 for the judicial review conducted in connection with our retail license negotiations.

CW-Bali owns and operates a seawater reverse osmosis plant with a productive capacity of approximately 790,000 gallons per day located in Nusa Dua, one of the primary tourist areas of Bali, Indonesia. We built this plant based upon our belief that future water shortages in this area of Bali will eventually enable us to sell all of this plant’s production. However to date we have been unable to obtain enough customers to generate a profit at this plant. We sold approximately 35.2 million and 34.8 million gallons of water from this plant during 2015 and 2014, respectively. As of September 30, 2015, capitalized costs for this plant reflected on our consolidated balance sheet were approximately $3.0 million. The revenues we generated from this plant amounted to approximately $287,000 and $311,000 for 2015 and 2014, respectively. CW-Bali’s operating losses were approximately ($383,000) and ($288,000) for 2015 and 2014, respectively.

Bulk Segment:

The bulk segment contributed $6,574,093 and $7,440,494 to our income from operations for 2015 and 2014, respectively.

Bulk segment revenues were $24,489,509 and $29,831,653 for 2015 and 2014, respectively. The decrease in bulk revenues from 2014 to 2015 is attributable to both our Bahamas and Cayman operations, whose revenues decreased by approximately $4,147,000 and $1,015,000, respectively. The 2015 revenue decrease for our bulk operations resulted from declines of 12% and 3% in the volumes of water sold by our Bahamas and Cayman operations, respectively, significant decreases in the prices of diesel fuel and electricity from 2014 to 2015 that reduced the energy component of our bulk water rates and a reallocation of production to the Red Gate plant from the North Sound plant. These lower volumes of water sold by our bulk operations in 2015 reflects (i) the continuing water conservation and loss mitigation efforts of the Water and Sewerage Corporation of the Bahamas; and (ii) a decrease in purchases by the WAC.

Gross profit for our bulk segment was $7,761,917 and $8,711,155 for 2015 and 2014, respectively. Gross profit as a percentage of bulk revenues was approximately 32% for 2015 and 29% for 2014. Total gross profit dollars decreased in 2015 due to maintenance and repairs expenses in the Bahamas in 2015 that exceeded those for 2014 by approximately $402,000 and the lower revenues generated in 2015.

Bulk segment G&A expenses remained relatively consistent at $1,187,824 and $1,270,661 for 2015 and 2014, respectively.

Services Segment:

The services segment incurred losses from operations of ($1,501,944) and ($3,588,954) for 2015 and 2014, respectively. We anticipate that the services segment will continue to incur losses from operations while we continue to fund the project development activities of NSC and/or until such time as we obtain significant new management services or plant construction contracts.

Services segment revenues were $1,151,810 and $1,921,004 for 2015 and 2014, respectively. Services revenues decreased in 2015 due to declines in plant construction revenues of approximately $549,000 and procurement services fees of approximately $220,000.

The gross loss incurred by our services segment decreased from ($222,595) for 2014 to ($8,026) for 2015. The decrease in the gross loss incurred in 2015 reflects improved gross profit margins for our construction activities.

G&A expenses for the services segment were $1,493,918 and $3,366,359 for 2015 and 2014, respectively. The decrease in G&A expenses for 2015 as compared to 2014 reflects a decrease of approximately $1,802,000 in the project development expenses incurred by NSC, our Mexican subsidiary.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity Position

Our projected liquidity requirements for the remainder of 2015 include capital expenditures for our existing operations of approximately $2.6 million, approximately $0.5 million for debt service on our demand loan payable, and approximately $0.7 million for NSC’s project development activities. Our liquidity requirements for the rest of 2015 may also include quarterly dividends, if such dividends are declared by our Board. Our dividend payments amounted to approximately $4.6 million for the year ended December 31, 2014 and approximately $3.3 million for the nine months ended September 30, 2015.

In May 2014, we obtained financing (the proceeds of which were used to fund NSC’s land purchases in May 2014) in the form of a demand loan payable with an initial principal balance of $10 million. Assuming the loan is not called by the lender, payments on this loan are due quarterly under a five year amortization schedule with the remaining principal balance due after two years. This loan bears interest at LIBOR plus 1.5%. The outstanding balance on this demand loan payable was $7.5 million as of September 30, 2015.

As of September 30, 2015, we had cash and cash equivalents and a certificate of deposit totaling approximately $46.4 million and working capital of approximately $50.2 million. We are not presently aware of anything that would lead us to believe that we will not have sufficient liquidity to meet our needs for the remainder of 2015 and thereafter.

Transfers from the Company’s Bahamas and Belize bank accounts to Company bank accounts in other countries require the approval of the Central Banks of the Bahamas and Belize, respectively. As of September 30, 2015, the equivalent United States dollar cash balances for deposits held in the Bahamas and Belize were approximately $28.3 million and $4.2 million, respectively. The $28.3 million Bahamas balance includes the certificate of deposit balance of approximately $5.6 million.

Discussion of Cash Flows for the Nine Months Ended September 30, 2015

Our cash and cash equivalents increased to $40.8 million as of September 30, 2015 from $35.7 million as of December 31, 2014.

Cash Flows from Operating Activities

Our operating activities provided net cash of approximately $11.7 million. This net cash provided reflects net income generated for the nine months of approximately $6.2 million as adjusted for (i) various items included in the determination of net income that do not affect cash flows during the year and (ii) changes in the other components of working capital. The more significant of such items included depreciation and amortization of approximately $4.4 million, a net decrease in accounts receivable of approximately $2.0 million, and a non-cash impairment charge for our investment in OC-BVI of $810,000.

Cash Flows from Investing Activities

Net cash used in our investing activities was approximately $1.9 million. We increased the total amount invested in certificates of deposit by $638,000 during the nine months and purchased property plant and equipment and expended funds on construction in progress in the normal course of business in the aggregate of amount of approximately $2.5 million. We also collected $1,284,191 in principal repayments on our notes receivable from the WAC.

Cash Flows from Financing Activities

Our financing activities used approximately $4.8 million in net cash as we paid dividends of approximately $3.3 million and repaid $1.5 million of our demand note payable.

Material Commitments, Expenditures and Contingencies

Retail License

We sell water through our retail operations under a license issued in July 1990 by the Cayman Islands government that grants Cayman Water the exclusive right to provide potable water to customers within its licensed service area. As discussed below, this license was set to expire in July 2010 but has since been extended while negotiations for a new license take place. Pursuant to the license, we have the exclusive right to produce potable water and distribute it by pipeline to our licensed service area which consists of two of the three most populated areas of Grand Cayman, the Seven Mile Beach and West Bay areas. For the three months ended September 30, 2015 and 2014, the Company generated approximately 39% and 34%, respectively, of its consolidated revenues and 56% and 52%, respectively, of its consolidated gross profits from the retail water operations conducted pursuant to Cayman Water’s exclusive license. For the nine months ended September 30, 2015 and 2014, the Company generated approximately 41% and 36%, respectively, of its consolidated revenues and 57% and 54%, respectively, of its consolidated gross profits from the retail water operations conducted pursuant to Cayman Water’s exclusive license. As discussed later herein, if we are not in default of any of its terms, this license provides us with the right to renew the license on terms that are no less favorable than those that the government offers to any third party.

Under our license, we pay a royalty to the government of 7.5% of our gross retail water sales revenues (excluding energy cost adjustments). The selling prices of water sold to our customers are determined by the license and vary depending upon the type and location of the customer and the monthly volume of water purchased. The license provides for an automatic adjustment for inflation or deflation on an annual basis, subject to temporary limited exceptions, and an automatic adjustment for the cost of electricity on a monthly basis. The WAC, on behalf of the government, reviews and confirms the calculations of the price adjustments for inflation and electricity costs. If we want to adjust our prices for any reason other than inflation or electricity costs, we have to request prior approval of the Cabinet of the Cayman Islands government. Disputes regarding price adjustments would be referred to arbitration.

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

In July 2012, in an effort to resolve several issues relating to our retail license renewal negotiations, we filed an Application for Leave to Apply for Judicial Review (the “Application”) with the Grand Court of the Cayman Islands (the “Court”), seeking declarations that: (i) certain provisions of the New Laws appear to be incompatible and a determination as to how those provisions should be interpreted, (ii) the WAC’s roles as the principal license negotiator, statutory regulator and our competitor put the WAC in a position of hopeless conflict, and (iii) the WAC’s decision to replace the rate structure under our current exclusive license with RCAM was predetermined and unreasonable. In October 2012, we were notified that the Court agreed to consider the issues raised in the Application.

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

On November 21, 2014, we wrote to the Minister of Works offering to recommence license negotiations on the basis of the RCAM model subject to certain conditions which are: (i) the Government would undertake to amend the current water legislation to provide for an independent regulator and a fair and balanced regulatory regime more consistent with that provided under the electrical utility regulatory regime, (ii) the Government and we would mutually appoint an independent referee and chairman of the negotiations, (iii) our new license would provide exclusivity for the production and provision of all piped water, both potable and non-potable, within our Cayman Islands license area, (iv) the Government would allow us to submit our counter proposal to the WAC’s June 2010 RCAM license draft, and (v) the principle of subsidization of residential customer rates by commercial customer rates would continue under a new license. On March 23 2015, we received a letter from the Minister of Works with the following responses to our November 21, 2014 letter: (1) that while the Cayman government plans to create a public utilities commission, the provision of a new license will not depend upon the formation of such a commission; (2) any consideration regarding inclusion of the exclusive right to sell non-potable water within the area covered by the retail license will not take place until after the draft license has proceeded through the review process of the negotiations; (3) rather than allow us to submit a counter proposal to the WAC’s June 2010 RCAM license draft, the WAC will draft the license with the understanding that we will be allowed to propose amendments thereto; (4) the principle of subsidization of residential customer rates by commercial customer rates would continue under the new license; and (5) a request that we consider eliminating our monthly minimum volume charge in the new license.

We recommenced license negotiations with the WAC during the three months ended September 30, 2015. However we are presently unable to determine when such negotiations will be completed or the final outcome of such negotiations.

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

In November 2012, NSC signed a letter of intent with Otay Water District in Southern California to deliver no less than 20 million and up to 40 million gallons of water per day from the plant to the Otay Water District at the border between Mexico and the U.S. On November 25, 2013, Otay Water District submitted an application to the Department of State of the United States of America for a Presidential Permit authorizing the construction, connection, operation and importation of desalinated seawater at the international boundary between the United States and Mexico in San Diego County, California. We understand that this application is currently being reviewed by the relevant authorities. However, in recent discussions Mexican federal and state water regulators have indicated to us that it is not likely that water produced by the Project would be approved by such regulators for direct sale by NSC to U.S. customers such as the Otay Water District. Instead any additional water ultimately provided to the United States as either a direct or indirect result of the Project would be arranged through third party agreements with Mexican governmental agencies and delivered by the means such agencies deem appropriate, which may or may not include a pipeline from the Project’s plant to the U.S. border.

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

On February 20, 2015, we received notification from the regulatory authorities in Mexico that NSC’s federal environmental impact assessment and mitigation plan for the Project’s proposed desalination plant was approved. By way of a letter dated March 6, 2015, NSC received notification from the regulatory authorities in Mexico that its federal environmental impact assessment and mitigation plan for the Project’s proposed 29.3 kilometer aqueduct from the proposed desalination plant to the El Florido water treatment plant in Tijuana, Mexico was approved. On July 16, 2015, NSC received notification from the City of Tijuana, Mexico that its urban impact study for the Project’s proposed 29.3 kilometer aqueduct from the proposed desalination plant to the El Florido water treatment plant in Tijuana, Mexico was approved.

In August 2014, the State of Baja California enacted new legislation to regulate Public-Private Association projects which involve the type of long-term contract between a public sector authority and a private party that NSC is seeking to complete the Project. Pursuant to this new legislation, on January 4, 2015, NSC submitted an expression of interest for its project to the Secretary of Infrastructure and Urban Development of the State of Baja California (“SIDUE”). On January 23, 2015, SIDUE accepted NSC’s expression of interest and requested that NSC submit a detailed proposal for the Project that complies with requirements of the new legislation. NSC submitted this detailed proposal (the “APP Proposal”) to SIDUE in late March 2015. The new legislation requires that such proposal be evaluated by SIDUE and submitted to the Public-Private Association Projects State Committee (the “APP Committee”) for review and authorization. If the APP Committee grants its authorization, the State of Baja California (the “State’) is required to conduct a public tender for the Project.

In response to our APP Proposal, in September 2015 NSC received a letter dated June 30, 2015 from the Director General of the Comisión Estatal de Agua de Baja California (“CEA”), the State agency with responsibility for the Project. In this letter CEA stated that (i) in its opinion, the Project is in the public interest with high social benefits and is consistent with the objectives of the State Development Plan and (ii) that the Project and accompanying required public tender process should be conducted On November 6, 2015, the State officially commenced the tender for the Project and set March 23, 2016 as the tender submission date. The State tendering process requires that prospective bidders provide certain legal, technical and financial qualifications in order to obtain the tender documents and we have commenced the preparation of NSC’s qualifications for submission to the State. However, we presently cannot determine if NSC’s qualifications will be deemed sufficient by the State or, if NSC’s qualifications are deemed sufficient and NSC is permitted to submit a bid in response to the tender process, whether NSC will be awarded the Project.

We have acknowledged since the inception of the Project that, due to the amount of capital the Project requires, we will ultimately need an equity partner or partners for the Project. During the fourth quarter of 2014, we concluded that our chances of successfully completing the Project under the new Public-Private Association legislation would be greatly enhanced through the addition of an equity partner for NSC with substantial financial resources and a history of successful capital project investments in Mexico. In March 2015, NSC entered into a Letter of Intent (“LOI”) with such a potential partner. The terms of this LOI will be binding if and only if NSC and its potential partner are ultimately awarded the Project by early March 2016. Pursuant to the LOI, (i) NSC has agreed to sell the land and other Project assets to a new company (“Newco”) that will build and own the Project; (ii) NSC’s potential partner will provide the majority of the equity for the Project and thereby will own the majority interest in Newco; (iii) NSC will maintain a minority ownership position in Newco; and (iv) Newco will enter into a long-term management and technical services contract with NSC for the Project.

Included in our consolidated results of operations are general and administrative expenses from NSC, consisting of organizational, legal, accounting, engineering, consulting and other costs relating to NSC’s project development activities. Such expenses amounted to $357,309 and $693,586 for the three months ended September 30, 2015 and 2014, respectively, and $1,369,747 and $3,244,002 for the nine months ended September 30, 2015 and 2014, respectively. The assets and liabilities of NSC included in the Company’s consolidated balance sheets amounted to approximately $22.0 million and $180,000, respectively, as of September 30, 2015 and approximately $22.0 million and $214,000, respectively, as of December 31, 2014.

We expect to incur project development costs on behalf of NSC. We presently expect these costs to total approximately $0.7 million for the remainder of 2015.

Despite the expenditures made and the activities completed to date, we may ultimately be unsuccessful in our efforts to complete the Project.

Pending NSC Litigation

Immediately following CW-Cooperatief’s acquisition of its initial 50% ownership in NSC, the remaining 50% ownership interest in NSC was held by an unrelated company, Norte Sur Agua, S. de R.L. de C.V. (“NSA”). NSA subsequently transferred ownership of half of its shares in NSC to EWG Water LLC and the other half of its shares in NSC to Alejandro de la Vega (the “individual shareholder”). In February 2012, we paid $300,000 to enter into an agreement (the “Option Agreement”) that provided us with an option, exercisable through February 7, 2014, to purchase the shares of NSC owned by the individual shareholder, along with an immediate power of attorney to vote those shares, for $1.0 million. Such shares constituted 25% of the ownership of NSC as of February 2012. In May 2013, NSC repaid a $5.7 million loan payable to CW-Cooperatief by issuing additional shares of its stock. As a result of this share issuance to CW-Cooperatief, we acquired 99.9% of the ownership of NSC. The Option Agreement contained an anti-dilution provision that required us to issue new shares in NSC of an amount sufficient to maintain the individual shareholder’s 25% ownership interest in NSC if (i) any new shares of NSC were issued subsequent to the execution of the Option Agreement and (ii) we did not exercise our share purchase option by February 7, 2014. We exercised our option and paid the $1.0 million to the individual shareholder to purchase the Option Agreement shares in February 2014.

In October 2015, we learned that EWG has filed a lawsuit against the individual shareholder, NSC, NSA, CW-Cooperatief, Ricardo del Monte Nunez, Carlos Eduardo Ahumada Arruit, Luis de Angitia Becerra, and the Public Registry of Commerce of Tijuana, Baja California in the Civil Court located in Tecate, Baja California, Mexico. However, as of the date of the filing of this report, none of the defendants has been served with formal process for this lawsuit.

In this lawsuit, EWG is challenging the capital investment transactions that increased our ownership interest in NSC to 99.9%. EWG requested that the court, as a preliminary matter: (a) suspend of the effectiveness of the challenged transactions; (b) order of public officials in Mexico to record the pendency of the lawsuit in the public records; and (c) appoint an inspector for NSA and NSC to oversee its commercial activities. The court granted, ex-parte, the preliminary relief sought by EWG.

Additionally, EWG also is seeking an order directing: (i) NSA, NSC and CW-Cooperatief to refrain from carrying out any transactions with respect to the Project; and (ii) NSA, NSC and CW-Cooperatief, and the partners thereof, to refrain from transferring any interests in NSA, NSC and CW-Cooperatief. The court has not yet ruled on these requests.

We believe that the claims made by EWG are baseless and without merit, will vigorously defend NSC and CW-Cooperatief in this litigation, and will seek dismissal of the orders entered by the court and all claims against NSC and CW-Cooperatief. We cannot presently determine the outcome of this litigation. However such litigation could adversely impact our efforts to complete the Project.

The Mexico tax authority, the Servicio de Administracion Tributaria (“SAT”), assessed NSC 3,184,745 Mexican pesos as of December 31, 2014 for taxes relating to payments to foreign vendors on which the SAT contended should have been subject to income tax withholdings during NSC’s 2011 tax year. As of September 2015, the assessment has been revised by the SAT to 3,411,468 Mexican pesos to reflect inflation and accumulated late fees. The SAT also revised the 1,639,001 Mexican pesos in penalties as of December 31, 2014 to 1,744,061 Mexican pesos as of September 30, 2015 for inflation, and increased the surcharges to 1,749,751 Mexican pesos as of September 30, 2015 from 913,711 Mexican pesos as of December 31, 2014 to account for accumulated late fees, bringing the total revised assessment to 6,905,280 Mexican pesos as of September 30, 2015. Such revised assessment is equivalent to approximately $406,000 as of September 30, 2015 based upon the exchange rate between the US$ and the Mexican peso as of that date.

NSC retained the assistance of Mexican tax advisers in this matter, as it believed the assumptions and related work performed by the SAT did not support their tax assessment. As a result, NSC elected to contest this assessment in Mexico federal tax court. NSC was required to provide an irrevocable letter of credit in the amount of 7,367,875 Mexican pesos as of September 30, 2015 as collateral in connection with this tax case. The letter of credit amount includes 462,595 Mexican pesos as of September 30, 2015 in additional charges calculated by the SAT to adjust the value of the original assessment to its potential future value at the time when the tax court settles the matter.

In November 2014, NSC obtained a favorable judgment by the court. Based on this outcome, the SAT filed an appeal shortly thereafter to contest the judgment.

The restricted cash balance of $433,218 and $456,083 included in the accompanying consolidated balance sheet as of September 30, 2015 and December 31, 2014, respectively, represents cash on deposit with a bank to secure payment of the irrevocable letter of credit.

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

At the request of the government of The Bahamas, we continue to operate and maintain the Windsor plant on a month-to-month basis to provide the government of The Bahamas with additional time to decide whether or not it will extend CW-Bahamas’ water supply agreement for the Windsor plant on a long-term basis. CW-Bahamas generated revenues from the operation of this plant of approximately $1.5 million and $1.5 million during the three months ended September 30, 2015 and 2014, respectively, and $4.5 million and $4.8 million during the nine months ended September 30, 2015 and 2014, respectively.

CW-Bali

Through our subsidiary CW-Bali, we have built and presently operate a seawater reverse osmosis plant with a productive capacity of approximately 790,000 gallons per day located in Nusa Dua, one of the primary tourist areas of Bali, Indonesia. We built this plant based upon our belief that future water shortages in this area of Bali will eventually enable us to sell all of this plant’s production. Our current sales volumes for this plant are not sufficient to cover its operating costs, and CW-Bali’s operating losses were approximately ($383,000) and ($288,000) for the nine months ended September 30, 2015 and 2014, respectively. As of September 30, 2015, the capitalized costs for this plant reflected on our consolidated balance sheet were approximately $3.0 million. If we are not able to significantly increase the revenues generated by this plant in the future, we will be required to record an impairment charge to reduce the carrying value of CW-Bali’s plant assets to their fair value. Such an impairment charge could have a material adverse impact on our results of operations.

Effect of newly issued but not yet effective accounting standards:

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers. ASU 2014-09 requires revenue recognition to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 prescribes a five step framework in accounting for revenues from contracts within its scope, including (a) identification of the contract, (b) identification of the performance obligations under the contract, (c) determination of the transaction price, (d) allocation of the transaction price to the identified performance obligations and (e) recognition of revenues as the identified performance obligations are satisfied. ASU 2014-09 also prescribes additional disclosures and financial statement presentations. ASU 2014-09 may be adopted retrospectively or under a modified retrospective method where the cumulative effect is recognized at the date of initial application. This amendment was originally effective January 1, 2017. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which defers the effective date by one year to January 1, 2018. Early application is permitted but not before January 1, 2017. The Company is currently evaluating the effect the adoption of this standard will have on the Company’s consolidated financial statements.

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

In April 2015, the FASB issued ASU 2015-03, Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. ASU 2015-03 provides authoritative guidance related to the presentation of debt issuance costs on the balance sheet, requiring companies to present debt issuance costs as a direct deduction from the carrying value of debt. The amendments in this update are effective for public business entities in fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The new guidance must be applied retrospectively to each prior period presented. In August 2015, the FASB issued ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, which clarifies the treatment of debt issuance costs from line-of-credit arrangements after adoption of ASU 2015-03. The SEC Staff announced they would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The amendment requires retrospective application and represents a change in accounting principle. The amendment becomes effective in fiscal years beginning after December 15, 2015. The Company is currently evaluating the effect the adoption of these amendments will have on the Company’s consolidated financial statements.

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

In September 2015, the FASB issued ASU 2015-16, Business Combinations: Simplifying the Accounting for Measurement-Period Adjustments, which requires an acquirer to recognize adjustments identified during the measurement period in the reporting period in which the adjustment amounts are determined. The adjustment must include the cumulative effect of the adjustment as if the accounting had been completed on the acquisition date. The update should be applied prospectively and becomes effective January 1, 2016. Early application is permitted. The Company is currently evaluating the effect the adoption of this amendment will have on the Company’s consolidated financial statements.

Dividends

•	On January 31, 2015, we paid a dividend of $0.075 to shareholders of record on January 1, 2015.
•	On April 30, 2015, we paid a dividend of $0.075 to shareholders of record on April 1, 2015.
•	On July 31, 2015, we paid a dividend of $0.075 to shareholders of record on July 1, 2015.
•	On August 18, 2015, our Board declared a dividend of $0.075 payable on October 31, 2015 to shareholders of record on October 1, 2015.

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

ITEM 1. LEGAL PROCEEDINGS

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

Immediately following CW-Cooperatief’s acquisition of its initial 50% ownership in NSC, the remaining 50% ownership interest in NSC was held by an unrelated company, Norte Sur Agua, S. de R.L. de C.V. (“NSA”). NSA subsequently transferred ownership of half of its shares in NSC to EWG Water LLC and the other half of its shares in NSC to Alejandro de la Vega (the “individual shareholder”). In February 2012, we paid $300,000 to enter into an agreement (the “Option Agreement”) that provided us with an option, exercisable through February 7, 2014, to purchase the shares of NSC owned by the individual shareholder, along with an immediate power of attorney to vote those shares, for $1.0 million. Such shares constituted 25% of the ownership of NSC as of February 2012. In May 2013, NSC repaid a $5.7 million loan payable to CW-Cooperatief by issuing additional shares of its stock. As a result of this share issuance to CW-Cooperatief, we acquired 99.9% of the ownership of NSC. The Option Agreement contained an anti-dilution provision that required us to issue new shares in NSC of an amount sufficient to maintain the individual shareholder’s 25% ownership interest in NSC if (i) any new shares of NSC were issued subsequent to the execution of the Option Agreement and (ii) we did not exercise our share purchase option by February 7, 2014. We exercised our option and paid the $1.0 million to the individual shareholder to purchase the Option Agreement shares in February 2014.

In October 2015, we learned that EWG has filed a lawsuit against the individual shareholder, NSC, NSA, CW-Cooperatief, Ricardo del Monte Nunez, Carlos Eduardo Ahumada Arruit, Luis de Angitia Becerra, and the Public Registry of Commerce of Tijuana, Baja California in the Civil Court located in Tecate, Baja California, Mexico. However, as of the date of the filing of this report, none of the defendants has been served with formal process for this lawsuit.

In this lawsuit, EWG is challenging the capital investment transactions that increased our ownership interest in NSC to 99.9%. EWG requested that the court, as a preliminary matter: (a) suspend of the effectiveness of the challenged transactions; (b) order of public officials in Mexico to record the pendency of the lawsuit in the public records; and (c) appoint an inspector for NSA and NSC to oversee its commercial activities. The court granted, ex-parte, the preliminary relief sought by EWG.

Additionally, EWG also is seeking an order directing: (i) NSA, NSC and CW-Cooperatief to refrain from carrying out any transactions with respect to the Project; and (ii) NSA, NSC and CW-Cooperatief, and the partners thereof, to refrain from transferring any interests in NSA, NSC and CW-Cooperatief. The court has not yet ruled on these requests.

We believe that the claims made by EWG are baseless and without merit, will vigorously defend NSC and CW-Cooperatief in this litigation, and will seek dismissal of the orders entered by the court and all claims against NSC and CW-Cooperatief. We cannot presently determine the outcome of this litigation. However such litigation could adversely impact our efforts to complete the Project.

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

In the Cayman Islands, we provide water to retail customers under a license issued to us in July 1990 by the Cayman Islands government that grants us the exclusive right to provide water to retail customers within our licensed service area. Our service area is comprised of an area on Grand Cayman that includes the Seven Mile Beach and West Bay areas, two of the three most populated areas in the Cayman Islands. For the three months ended September 30, 2015 and 2014, the Company generated approximately 39% and 34%, respectively, of its consolidated revenues and 56% and 52%, respectively, of its consolidated gross profits from the retail water operations conducted pursuant to Cayman Water’s exclusive license. For the nine months ended September 30, 2015 and 2014, the Company generated approximately 41% and 36%, respectively, of its consolidated revenues and 57% and 54%, respectively, of its consolidated gross profits from the retail water operations conducted pursuant to Cayman Water’s exclusive license. If we are not in default of any of its terms, the license provides us with the right to renew the license on terms that are no less favorable than those that the government offers to any third party.

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

In July 2012, in an effort to resolve several issues relating to our retail license renewal negotiations, we filed an Application for Leave to Apply for Judicial Review (the “Application”) with the Grand Court of the Cayman Islands (the “Court”), stating that: (i) certain provisions of the New Laws appear to be incompatible, (ii) the WAC’s roles as the principal license negotiator, statutory regulator and our competitor put the WAC in a position of hopeless conflict, and (iii) the WAC’s decision to replace the rate structure under our current exclusive license with RCAM was predetermined and unreasonable. In October 2012, we were notified that the Court agreed to consider the issues outlined in the Application.

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

On November 21, 2014, we wrote to the Minister of Works offering to recommence license negotiations on the basis of the RCAM model subject to certain conditions which are: (i) the Government would undertake to amend the current water legislation to provide for an independent regulator and a fair and balanced regulatory regime more consistent with that provided under the electrical utility regulatory regime, (ii) the Government and we would mutually appoint an independent referee and chairman of the negotiations, (iii) our new license would provide exclusivity for the production and provision of all piped water, both potable and non-potable, within our Cayman Islands license area, (iv) the Government would allow us to submit our counter proposal to the WAC’s June 2010 RCAM license draft, and (v) the principle of subsidization of residential customer rates by commercial customer rates would continue under a new license. On March 23 2015, we received a letter from the Minister of Works with the following responses to our November 21, 2014 letter: (1) that while the Cayman government plans to create a public utilities commission, the provision of a new license will not depend upon the formation of such a commission; (2) any consideration regarding inclusion of the exclusive right to sell non-potable water within the area covered by the retail license will not take place until after the draft license has proceeded through the review process of the negotiations; (3) rather than allow us to submit a counter proposal to the WAC’s June 2010 RCAM license draft, the WAC will draft the license with the understanding that we will be allowed to propose amendments thereto; (4) the principle of subsidization of residential customer rates by commercial customer rates would continue under the new license; and (5) a request that we consider eliminating our monthly minimum volume charge in the new license.

We recommenced license negotiations with the WAC during the three months ended September 30, 2015. However we are presently unable to determine when such negotiations will be completed or the final outcome of such negotiations.

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

We have spent approximately $36.9 million to fund the development costs for a possible project in Mexico and expect to expend significant additional funds in 2015 and 2016 to continue to pursue this project. However, we may not be successful in completing this project.

We own (through our wholly-owned Netherlands subsidiary, Consolidated Water Cooperatief, U.A.) a 99.9% interest in N.S.C. Agua, S.A. de C.V. (“NSC”), a development stage Mexico company formed to pursue a project encompassing the construction, operation and minority ownership of a 100 million gallon per day seawater reverse osmosis desalination plant to be located in northern Baja California, Mexico and an accompanying pipeline to deliver water to the Mexican potable water system and the U.S. border (the “Project”). NSC has conducted an equipment piloting plant and water data collection program at the proposed feed water source and will be required to accomplish various additional steps before it can commence construction of the plant and pipeline including, but not limited to, obtaining approvals and permits from various governmental agencies in Mexico, securing contracts with its proposed customers to sell water in sufficient quantities and at prices that make the project financially viable, and obtaining equity and debt financing for the project. NSC’s potential customers will also be required to obtain various governmental permits and approvals in order to purchase water from NSC. As of September 30, 2015, we have spent approximately $36.9 million on the Project. Our condensed consolidated balance sheet as of September 30, 2015 includes $20.7 million of capitalized costs for this project that consist of land and property, plant and equipment.

In August 2014, the State of Baja California enacted new legislation to regulate Public-Private Association projects which involve the type of long-term contract between a public sector authority and a private party that NSC is seeking to complete the Project. Pursuant to this new legislation, on January 4, 2015, NSC submitted an expression of interest for its project to the Secretary of Infrastructure and Urban Development of the State of Baja California (“SIDUE”). On January 23, 2015, SIDUE accepted NSC’s expression of interest and requested that NSC submit a detailed proposal for the Project that complies with requirements of the new legislation. NSC submitted this detailed proposal (the “APP Proposal”) to SIDUE in late March 2015. The new legislation requires that such proposal be evaluated by SIDUE and submitted to the Public-Private Association Projects State Committee (the “APP Committee”) for review and authorization. If the APP Committee grants its authorization, the State of Baja California (the “State”) is required to conduct a public tender for the Project.

In response to our APP Proposal, in September 2015 NSC received a letter dated June 30, 2015 from the Director General of the Comisión Estatal de Agua de Baja California (“CEA”), the State agency with responsibility for the Project. In this letter CEA stated that (i) in its opinion, the Project is in the public interest with high social benefits and is consistent with the objectives of the State Development Plan and (ii) that the Project and accompanying required public tender process should be conducted. On November 6, 2015, the State officially commenced the tender for the Project and set March 23, 2016 as the tender submission date. The State tendering process requires that prospective bidders provide certain legal, technical and financial qualifications in order to obtain the tender documents and we have commenced the preparation of NSC’s qualifications for submission to the State. However, we presently cannot determine if NSC’s qualifications will be deemed sufficient by the State or, if NSC’s qualifications are deemed sufficient and NSC is permitted to submit a bid in response to the tender process, whether NSC will be awarded the Project.

Despite the expenditures we have made and the activities we have completed to date, we may ultimately be unsuccessful in our efforts to complete the Project.

In October 2015, we learned that EWG Water LLC (“EWG”), a minority shareholder in NSC, has filed a lawsuit against NSC, CW-Cooperatief, the Public Registry of Commerce of Tijuana, Baja California, and other parties in the Civil Court located in Tecate, Baja California, Mexico. However, as of the date of the filing of this report, none of the defendants has been served with formal process for this lawsuit.

In this lawsuit, EWG is challenging the capital investment transactions that increased our ownership interest in NSC to 99.9%. EWG requested that the court, as a preliminary matter: (a) suspend of the effectiveness of the challenged transactions; (b) order of public officials in Mexico to record the pendency of the lawsuit in the public records; and (c) appoint an inspector for NSC to oversee its commercial activities. The court granted, ex-parte, the preliminary relief sought by EWG.

Additionally, EWG also is seeking an order directing: (i) NSC and CW-Cooperatief to refrain from carrying out any transactions with respect to the Project; and (ii) NSC and CW-Cooperatief, and the partners thereof, to refrain from transferring any interests in NSC and CW-Cooperatief. The court has not yet ruled on these requests.

This litigation could adversely impact our efforts to complete the Project.

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

Through our subsidiary CW-Bali, we have built and presently operate a seawater reverse osmosis plant with a productive capacity of approximately 790,000 gallons per day located in Nusa Dua, one of the primary tourist areas of Bali, Indonesia. We built this plant based upon our belief that future water shortages in this area of Bali will eventually enable us to sell all of this plant’s production. Our current sales volumes for this plant are not sufficient to cover its operating costs, and CW-Bali’s operating losses were approximately ($383,000) and ($288,000) for the nine months ended September 30, 2015 and 2014, respectively. As of September 30, 2015, the capitalized costs for this plant reflected on our consolidated balance sheet were approximately $3.0 million. If we are not able to significantly increase the revenues generated by this plant in the future, we will be required to record an impairment charge to reduce the carrying value of CW-Bali’s plant assets to their fair value. Such an impairment charge could have a material adverse impact on our results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In July 2015, we issued 789 shares of preferred stock to seven employees for cash at a price of $8.64 per share. The issuance of the preferred stock to the employees was exempt from registration under Regulation S promulgated under the Securities Act of 1933 (the “Securities Act”) because the shares were issued outside of the United States to non-US persons (as defined in Regulation S). One of the employees is a US person and the issuance of such shares to him was exempt under Section 4(a)(2) of the Securities Act. The US person is knowledgeable, sophisticated and experienced in making investment decisions of this kind and received adequate information about us or had adequate access, including through the employee’s business relationship with us, to information about us.

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

Date: November 9, 2015

