Form 10-K
period 2015-12-31
CONSOLIDATED WATER CO LTD
filed 2016-03-15
CIK 928340

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Yes ☐      No ☒

The aggregate market value of common stock held by non-affiliates of the registrant, based on the closing sales price for the registrant’s common shares, as reported on the NASDAQ Global Select Market on June 30, 2015, was $180,832,579.

As of March 8, 2016, 14,785,922 shares of the registrant’s common shares were outstanding.

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

The forward-looking statements contained in this report are not guarantees of future performance and involve certain risks, uncertainties and assumptions which are difficult to predict. Actual outcomes and results may differ materially from what is expressed in such forward-looking statements. Important factors which may affect these actual outcomes and results include, without limitation:

•	tourism and weather conditions in the areas we serve;
•	the economies of the U.S. and other countries in which we conduct business;
•	our relationships with the governments we serve;
•	regulatory matters, including resolution of the negotiations for the renewal of our retail license on Grand Cayman;
•	our ability to successfully enter new markets, including Mexico and Asia; and
•	other factors, including those “Risk Factors” set forth under Part I, Item 1A. “Risk Factors” in this Annual Report.

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

Our Netherlands subsidiary conducts business in US$ and euros, our Indonesian subsidiary conducts business in US$ dollars and Indonesian rupiahs, and our Mexico subsidiary conducts business in US$ and Mexican pesos. The exchange rates for conversion of euros, rupiahs and Mexican pesos into US$ vary based upon market conditions.

PART I

ITEM 1. BUSINESS

Overview

We develop and operate seawater desalination plants (that utilize reverse osmosis technology) and water distribution systems in areas where naturally occurring supplies of potable water are scarce or nonexistent. Through our subsidiaries and affiliates, we provide the following services to our customers in the Cayman Islands, The Bahamas, Belize, the British Virgin Islands and Indonesia:

•	Retail Water Operations. We produce and supply water to end-users, including residential, commercial and government customers in the Cayman Islands under an exclusive retail license issued by the Cayman Islands government to provide water in two of the three most populated and rapidly developing areas on Grand Cayman Island. We also have a desalination plant in Bali, Indonesia that sells water to resort and residential properties. In 2015, our retail water operations generated approximately 41% of our consolidated revenues. Substantially all of our retail revenues were generated by our Grand Cayman operations.

•	Bulk Water Operations. We produce and supply water to government-owned distributors in the Cayman Islands, Belize and the Bahamas. In 2015, our bulk water operations generated approximately 56% of our consolidated revenues.

•	Services Operations. We provide engineering and management services for desalination projects, which include the design and construction of desalination plants and the management and operation of desalination plants owned by other companies. In 2015, our services operations generated approximately 3% of our consolidated revenues. We also own 99.9% of a Mexican company, N.S.C. Agua, S.A. de C.V., (“NSC”) that we formed to develop a project encompassing the construction and operation of a 100 million gallon per day seawater reverse osmosis desalination plant to be located in northern Baja California, Mexico and an accompanying pipeline to deliver water to the Mexican potable water system. This project is in the development stage and NSC does not presently generate any revenues.

•	Affiliate Operations. We own 50% of the voting rights and 43.53% of the equity rights of Ocean Conversion (BVI) Ltd. (“OC-BVI”), which produces and supplies bulk water to the British Virgin Islands Water and Sewerage Department.

As of December 31, 2015, the number of plants we, or our affiliates, operated in each country and the production capacities of these plants are as follows:

Location	Plants	Capacity(1)
Cayman Islands	7	9.1
Bahamas	3	15.2
Belize	1	0.6
British Virgin Islands	2	0.8
Bali	1	0.8
Total	14	26.5

(1) In millions of gallons per day.

Strategy

Our strategy is to provide water services in areas where (i) the supply of potable water is scarce and (ii) the production of potable water by reverse osmosis desalination is, or will be, economically viable for customers in those areas. We focus primarily on markets with the following characteristics:

•	inadequate sources of potable water.
•	favorable regulatory and tax environments.
•	a large proportion of tourist properties (which historically have generated higher volume sales than residential properties).
•	growing populations and economies.

We believe that our potential market includes any location with a demand for, but a limited supply of, potable water and that has access to seawater. The desalination of seawater is the most widely used process for producing potable water in areas with an insufficient natural supply. In addition, in many locations, desalination is the only commercially viable means to expand the existing water supply. We believe that our experience in the development and operation of reverse osmosis desalination plants provides us with the capabilities to successfully expand our operations beyond our existing markets and we expect to do so in the coming years.

Key elements of our strategy include:

•	Expanding our existing operations in the Cayman Islands, The Bahamas and Belize. We plan to continue to seek new water supply agreements and licenses, renewing our existing supply agreements, and increasing our production levels in our existing markets.

•	Penetrating new markets. We plan to continue to seek opportunities to profitably expand our operations into new markets that have significant unfulfilled demands for potable water. These markets include the rest of the Caribbean, Mexico, Asia, the United States and other areas where we can provide water on a profitable basis and in favorable regulatory environments. We may pursue these opportunities either on our own or through joint ventures and strategic alliances.

•	Broadening our existing and future operations into complementary services. We consider opportunities to leverage our water-related expertise to enter complementary service industries as viable complements to our existing business and will pursue such opportunities as they arise. We may pursue these opportunities either on our own or through joint ventures, strategic alliances and/or acquisitions. Consistent with this strategy, in February 2016, we acquired 51% of the ownership of Aerex Industries, Inc., a U.S. original equipment manufacturer and service provider of a wide range of products and services applicable to municipal water and industrial water treatment.

Our Company

We conduct our operations in the Cayman Islands, The Bahamas, Belize, the British Virgin Islands, Indonesia, and the United States through the following operating subsidiaries and affiliates:

•	Cayman Water Company Limited (“Cayman Water”). Cayman Water operates under an exclusive retail license granted by the Cayman Islands government to provide water to customers within a prescribed service area on Grand Cayman that includes the Seven Mile Beach and West Bay areas, two of the three most populated areas in the Cayman Islands. Cayman Water owns and operates four desalination plants and is the only non-government owned public water utility on Grand Cayman.

•	Ocean Conversion (Cayman) Limited (“OC-Cayman”). OC-Cayman provides bulk water under various licenses and agreements to the Water Authority-Cayman, a government-owned utility and regulatory agency, which distributes the water to properties located outside our exclusive retail license service area in Grand Cayman. OC-Cayman operates three desalination plants owned by the Water Authority-Cayman.

•	Consolidated Water (Bahamas) Limited (“CW-Bahamas”). We own a 90.9% equity interest in CW-Bahamas, which provides bulk water under long-term contracts to the Water and Sewerage Corporation of The Bahamas, a government agency. CW-Bahamas owns and operates our largest desalination plant and two other desalination plants.

•	Consolidated Water (Belize) Limited (“CW-Belize”). CW-Belize owns and operates one desalination plant and has an exclusive contract to provide bulk water to Belize Water Services Ltd., a water distributor that serves residential, commercial and tourist properties in Ambergris Caye, Belize.

•	Aquilex, Inc. This subsidiary, a United States company, provides financial, engineering and supply chain management support services to our subsidiaries and affiliates.

•	Ocean Conversion (BVI) Ltd. (“OC-BVI”). We own 50% of the voting stock of our affiliate, OC-BVI, a British Virgin Islands company, which sells bulk water to the Government of the British Virgin Islands Water and Sewerage Department. We own an overall 43.53% equity interest in OC-BVI’s profits and certain profit sharing rights that raise our effective interest in OC-BVI’s profits to approximately 45%. OC-BVI also pays our subsidiary, DesalCo Limited, fees for certain engineering and administrative services. We account for our investment in OC-BVI under the equity method of accounting.

•	DesalCo Limited (“DesalCo”). A Cayman Islands company, DesalCo provides management, engineering and construction services for desalination projects.

•	Consolidated Water Cooperatief, U.A. (“CW-Cooperatief”) and N.S.C. Agua, S.A. de C.V. (“NSC”). CW-Cooperatief is a wholly-owned Netherlands subsidiary organized in 2010. CW-Cooperatief owns a 99.9% interest in NSC, a Mexican company. NSC was formed to pursue a project encompassing the construction, ownership and operation of a 100 million gallon per day seawater reverse osmosis desalination plant to be located in northern Baja California, Mexico and accompanying pipeline to deliver water to the Mexican potable water system. This project is currently in the development stage and NSC does not generate any operating revenues.

•	Consolidated Water (Asia) Pte. Limited (“CW-Asia”) and PT Consolidated Water Bali (“CW-Bali”). During 2012, we formed CW-Asia, a 95% owned Singapore company and CW-Bali, an Indonesian company, which is 95% owned by CW-Asia. CW-Bali owns and operates a 790,000 gallon per day desalination plant that provides water to resort and residential properties in the Nusa Dua area of Bali, Indonesia.

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

For fiscal year 2015, our retail water, bulk water and service operations generated approximately 41%, 56% and 3%, respectively, of our consolidated revenues. For information about our business segments and geographical information about our operating revenues and long-lived assets, see Note 16 to our consolidated financial statements at ITEM 8 of this Annual Report.

Retail Water Operations

For fiscal years 2015, 2014 and 2013, our retail water operations accounted for approximately 41%, 37% and 36%, respectively, of our consolidated revenues. This business produces and supplies water to end-users, including residential, commercial and government customers in the Cayman Islands and Indonesia.

We sell water through our retail operations to a variety of residential, commercial and government customers through our wholly-owned subsidiary, Cayman Water, which operates under an exclusive license issued to us by the Cayman Islands government. As discussed below, this license was set to expire in July 2010 but has since been extended while negotiations for a new license take place. Pursuant to the license, we have the exclusive right to produce potable water and distribute it by pipeline to our licensed service area which consists of two of the three most populated areas of Grand Cayman Island, Seven Mile Beach and West Bay.

Under our license, we pay a royalty to the government of 7.5% of our gross retail water sales revenues (excluding energy cost adjustments). The selling prices of water sold to our customers are determined by the license and vary depending upon the type and location of the customer and the monthly volume of water purchased. The license provides for an automatic adjustment for inflation or deflation on an annual basis, subject to temporary limited exceptions, and an automatic adjustment for the cost of electricity on a monthly basis. The Water Authority-Cayman (“WAC”), on behalf of the government, reviews and confirms the calculations of the price adjustments for inflation and electricity costs. If we wish to adjust our prices for any reason other than inflation or electricity costs, we must request prior approval of the Cabinet of the Cayman Islands government. Disputes regarding price adjustments would be referred to arbitration.

This license was set to expire on July 10, 2010; however, we and the Cayman Islands government have extended the license several times in order to provide sufficient time to negotiate the terms of a new license agreement. The most recent extension of our license was scheduled to expire December 31, 2015, however, we have been informed by the WAC that our license will be extended through June 30, 2016 and that formal documentation of such extension is in process.

In February 2011, the Water (Production and Supply) Law, 2011 and the Water Authority (Amendment) Law, 2011 (the “New Laws”) were published and enacted. Under the New Laws, the WAC will issue any new license, and such new license could include a rate of return on invested capital model as discussed in the following paragraph.

Following the enactment of the New Laws, we were advised in correspondence from the Cayman Islands government and the WAC that: (i) the WAC is the principal negotiator, and not the Cayman Islands government, in our license negotiations, and (ii) the WAC had determined that a rate of return on invested capital model (“RCAM”) for the retail license is in the best interest of the public and our customers. RCAM is the rate model currently utilized in the electricity transmission and distribution license granted by the Cayman Islands government to the Caribbean Utilities Company, Ltd. We responded to the Cayman Islands government that we disagreed with its position on these two matters and negotiations for a new license temporarily ceased.

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

The hearing for this judicial review was held on April 1, 2014. Prior to the commencement of the hearing, the parties agreed that the Court should solely be concerned with the interpretation of the statutory provisions. As part of this agreement, the WAC agreed to consider our submissions on the RCAM model and/or alternative models of pricing. In June 2014, the Court determined that: (i) the renewal of the license does not require a public bidding process; and (ii) the WAC is the proper entity to negotiate with us for the renewal of the license.

Our submissions on the RCAM model and/or alternative models of pricing were made to the WAC on June 9, 2014. We received a letter from the WAC dated September 11, 2014, which fully rejected our submissions and stated that they intended to provide us with a draft RCAM license in due course.

On November 21, 2014, we wrote to the Minister of Works offering to recommence license negotiations on the basis of the RCAM model subject to certain conditions which are: (i) the Government would undertake to amend the current water legislation to provide for an independent regulator and a fair and balanced regulatory regime more consistent with that provided under the electrical utility regulatory regime, (ii) the Government and we would mutually appoint an independent referee and chairman of the negotiations, (iii) our new license would provide exclusivity for the production and provision of all piped water, both potable and non-potable, within its Cayman Islands license area, (iv) the Government would allow us to submit our counter proposal to the WAC’s June 2010 RCAM license draft, and (v) the principle of subsidization of residential customer rates by commercial customer rates would continue under a new license. On March 23 2015, we received a letter from the Minister of Works with the following responses to our November 21, 2014 letter: (1) while the Cayman government plans to create a new public utilities commission, the provision of the new retail license will not depend upon the formation of such a commission; (2) any consideration regarding inclusion of the exclusive right to sell non-potable water within the area covered by the retail license will not take place until after the draft license has proceeded through the review process of the negotiations; (3) rather than allow us to submit our counter proposal to the WAC’s June 2010 RCAM license draft, the WAC will draft the license with the understanding that we will be allowed to propose amendments thereto; (4) the principle of subsidization of residential customer rates by commercial customer rates would continue under the new license; and (5) a request that we consider eliminating the monthly minimum volume charge in the new license.

We recommenced license negotiations with the WAC during the third quarter of 2015 based upon a draft RCAM license provided by the WAC. Such license negotiations remain on-going. We are presently unable to determine when such negotiations will be completed or the final outcome of such negotiations.

See further discussion of this matter at ITEM 1.A. RISK FACTORS and ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Material Commitments, Expenditures and Contingencies.

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

Electricity to our plants is supplied by Caribbean Utilities Co. Ltd., a publicly traded utility company. We maintain diesel engine-driven standby generators at all three retail plant sites with sufficient capacity to operate our distribution pumps and other essential equipment during any temporary interruptions in electricity supply. Standby generation capacity is available at our West Bay plant and ACWW plants to operate a portion of the water production capacity as well.

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

We bill our customers on a monthly basis based on metered consumption and bills are typically collected within 30 to 35 days after the billing date. Receivables not collected within 45 days subject the customer to disconnection from water service. In 2015, 2014 and 2013, bad debts represented less than 1% of our total annual retail sales. In addition to their past due invoice balance, customers that have had their service disconnected must pay re-connection charges.

Historically, demand on our pipeline distribution has varied throughout the year. Demand depends upon various factors including the number of tourists visiting and the amount of rainfall during any particular time of the year and other cyclical climate conditions. In general, the majority of tourists come from the United States during the winter which is also the dry season.

Developing Retail Operations in Bali, Indonesia

During the latter half of 2012, we commenced, through our subsidiary, PT Consolidated Water Bali, the construction of a seawater reverse osmosis (“SWRO”) plant with an initial capacity of 264,000 gallons per day in Nusa Dua, one of the primary tourist areas of Bali, Indonesia. Nusa Dua has a target customer profile consisting of tourist resorts and luxury/vacation residences comparable to our retail service area on Grand Cayman. We believe the water demands of these properties in Nusa Dua already exceed the supply capacity of the local public water utility, will soon exceed other local sources (such as wells), and that other areas of Bali will also eventually experience fresh water shortages. However, as SWRO has not been employed to any meaningful extent in Bali, we concluded that to obtain customers in Bali we must first demonstrate the viability of SWRO as well as our capabilities and expertise. Consequently, we elected to construct this plant before obtaining water supply agreements for its production. During 2014, we expanded the capacity of this plant to 790,000 gallons per day. We believe sufficient demand exists in Nusa Dua to enable us to sell all of the plant’s capacity, although we cannot assure that we will be able to do so. As of December 31, 2015, the capitalized costs for this plant reflected on our consolidated balance sheet were approximately $3.0 million.

See further discussion of our Bali retail operations at ITEM 1.A. RISK FACTORS and ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Bulk Water Operations

For fiscal years 2015, 2014 and 2013, our bulk water operations accounted for approximately 56%, 60% and 63%, respectively, of our consolidated revenues. This business produces potable water from seawater and sells this water to governments in the Cayman Islands, Belize and The Bahamas.

Bulk Water Operations in the Cayman Islands

Through our wholly-owned subsidiary OC-Cayman we provide bulk water on a take-or-pay basis to the WAC, a government owned utility and regulatory agency, under various agreements. The WAC in turn distributes that water to properties in the parts of Grand Cayman that are outside of our retail license area.

The water we sell to the WAC is produced at three reverse osmosis seawater conversion plants in Grand Cayman that are owned by the WAC but designed, built and operated by OC-Cayman: the Red Gate, North Sound and North Side Water Works plants, which have production capacities of approximately 1.3 million, 1.6 million and 2.4 million gallons of water per day, respectively. The plants that we operate for the WAC are located on land owned by the WAC.

The current operating agreement for the Red Gate plant expires in July 2017. The current operating agreement for the North Sound plant expires in April 2017. The current operating agreement for the North Side Water Works plant expires in June 2019.

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

Electricity to our plant is supplied by Belize Electricity Limited. At the plant site, we maintain a diesel engine-driven, standby generator with sufficient capacity to operate 100% of our water production equipment during any temporary interruption in the electricity supply.

Customers

In Ambergris Caye, Belize we are the exclusive provider of water to Belize Water Services Ltd. (“BWSL”), a government controlled entity which distributes the water through its own pipeline system to residential, commercial and tourist properties. BWSL distributes our water primarily to residential properties, small hotels, and businesses that serve the tourist market. The base price of water supplied, and adjustments thereto, are determined by the terms of the contract, which provides for annual adjustments based upon the movement in the government price indices specified in the contract, as well as monthly adjustments for changes in the cost of diesel fuel and electricity.

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

The water supply agreement for our Windsor plant, which has a capacity of 3.1 million gallons per day, was scheduled to expire in July 2013. As discussed hereinafter, (see “Customers”) at present CW-Bahamas continues to supply water from the Windsor plant on a month-to-month basis at the request of the government of The Bahamas.

We supply water from the Blue Hills plant, our Company’s largest seawater conversion facility with a capacity of 12.0 million gallons per day under the terms of a water supply agreement with the WSC that expires in March 2032.

The Bimini plant has a capacity of 115,000 gallons per day and supplies water to a private resort under a water supply agreement that expires in December 2020.

The high-pressure pumps at our Windsor and Blue Hills plants in the Bahamas are diesel engine-driven. Electricity for the remainder of our plant operations is supplied by Bahamas Electricity Corporation. We maintain a standby generator with sufficient capacity to operate essential equipment at our Windsor and Blue Hills plants and are able to produce 100% of the production capacity with these plants during temporary interruptions in the electricity supply.

Customers

We provide bulk water to the WSC, which distributes the water through its own pipeline system to residential, commercial and tourist properties on the Island of New Providence.

Pursuant to a water supply agreement, we were required to provide the WSC with at least 16.8 million gallons per week of potable water from the Windsor plant. This water supply agreement was scheduled to expire when we delivered the total amount of water required under the agreement in July 2013, but has been extended on a month-to-month basis. At the conclusion of the agreement, the WSC has the option to:

i.	extend the agreement for an additional five years at a rate to be negotiated;
ii.	exercise a right of first refusal to purchase any materials, equipment and facilities that CW-Bahamas intends to remove from the site at a purchase price to be negotiated with CW-Bahamas; or
iii.	require CW-Bahamas to remove all materials, equipment and facilities from the site.

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

Under the terms of the water supply agreement for our Blue Hills plant, we are required to deliver and the WSC is required to purchase a minimum of 63.0 million gallons per week. The term of the Blue Hills water supply agreement expires the later of March 2032 or the date we deliver the total amount of water required under the agreement. At the conclusion of the agreement, the WSC has the option to:

i.	extend agreement for an additional five years at a rate to be negotiated;
ii.	exercise a right of first refusal to purchase any materials, equipment and facilities that CW-Bahamas intends to remove from the site at a purchase price to be negotiated with CW-Bahamas; or
iii.	require CW-Bahamas to remove all materials, equipment and facilities from the site.

Services Operations

For fiscal years 2015, 2014 and 2013, our services operations accounted for approximately 3%, 3% and 1%, respectively, of our consolidated revenues and are comprised of businesses providing services in the Cayman Islands, The Bahamas, and the British Virgin Islands. These businesses provide engineering and management services, which include designing and constructing desalination plants, and managing and operating plants owned by affiliated companies.

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

Affiliate Operations

Our affiliate, OC-BVI, sells water to the Government of the British Virgin Islands Water and Sewerage Department (“BVIW&S”). We own 50% of the voting shares of OC-BVI and have an overall 43.53% equity interest in the profits of OC-BVI. We also own separate profit sharing rights in OC-BVI that raise our effective interest in OC-BVI’s profits from 43.53% to approximately 45%. Sage Water Holdings (BVI) Limited (“Sage”) owns the remaining 50% of the voting shares of OC-BVI and the remaining 55% interest in its profits. Under the Articles of Association of OC-BVI, we have the right to appoint three of the six directors of OC-BVI. Sage is entitled to appoint the remaining three directors. In the event of a tied vote of the directors, the President of the Caribbean Water and Wastewater Association, a regional trade association comprised primarily of government representatives, is entitled to appoint a junior director to cast a deciding vote.

We provide certain engineering and administrative services to OC-BVI for a monthly fee and a bonus arrangement which provides for payment of 4% of the net operating income of OC-BVI.

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

Facilities

OC-BVI owns and operates a 720,000 gallons per day plant at Bar Bay, Tortola, that supplies water to the BVI government under a contract dated March 4, 2010 that has a term of seven years with a seven-year renewal option exercisable by the BVI government. OC-BVI purchases electrical power to operate this plant from BVI Electric Co. and operate diesel engine driven emergency power generators which can produce 100% of the plant’s production capacity when BVI Electric Co. is unable to provide power to the plant.

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

We use reverse osmosis technology to convert seawater to potable water at all of the plants we construct and operate. We believe that this technology is the most effective and efficient conversion process for our markets. However, we are always seeking ways to maximize efficiencies in our current processes and investigating new, more efficient processes to convert seawater to potable water. The equipment at our plants is among the most energy efficient available and we monitor and maintain the equipment in an efficient manner. As a result of our decades of experience in seawater desalination, we believe our expertise and “know how” in the development and operation of desalination plants and similar facilities is easily transferable to locations outside of our current operating areas.

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

Seasonal Variations in Our Business

Our operations are affected by the levels of tourism and are subject to seasonal variations in our service areas. Demand for our water in the Cayman Islands, Belize, and the Bahamas is affected by variations in the level of tourism and local weather, primarily rainfall. Tourism in our service areas is affected by the economies of the tourists’ home countries, primarily the United States and Europe, terrorist activity and perceived threats thereof, and increased costs of fuel and airfares. We normally sell more water during the first and second quarters, when the number of tourists is greater and local rainfall is less in our markets, than in the third and fourth quarters.

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

The Cayman Islands have no taxes on profits, income, distributions, capital gains or appreciation. We have exemptions from, or receive concessionary rates of customs duties on capital expenditures for plant and major consumable spare parts and supplies imported into the Cayman Islands under our retail water license. We do not pay import duty or taxes on reverse osmosis membranes, electric pumps and motors, and chemicals, but we do pay duty at the rate of 10% of the cost, including insurance and transportation to the Cayman Islands, of other plant and associated materials and equipment to manufacture or supply water in the Seven Mile Beach or West Bay areas. We have been advised by the Government of the Cayman Islands that we will not receive any duty concessions in our new retail water license.

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

Cayman Islands. The Cayman Islands government, through the WAC, supplies water to parts of Grand Cayman, which are not within our licensed area, as well as to Cayman Brac. We operate all but one of the reverse osmosis desalination plants owned by the WAC on Grand Cayman and supply water under licenses and supply agreements held by OC-Cayman with the WAC.

According to the most recent information published by the Economics and Statistics Office of the Cayman Islands Government, the population of the Cayman Islands was estimated in December 2015 to be 60,413. According to the figures published by the Department of Tourism Statistics Information Center, during the year ended December 31, 2015, tourist air arrivals increased by less than 1% and tourist cruise ship arrivals increased by 6.7% compared to 2014.

Total visitors for the year increased from 2.0 million in 2014 to 2.1 million in 2015. We believe that our water sales in the Cayman Islands are more positively impacted by stay-over tourists that arrive by air than by those arriving by cruise ship, since cruise ship tourists generally only visit the island for one day or less and do not remain on the island overnight.

The Bahamas. On South Bimini Island in The Bahamas, we supply water to a private developer and do not have competitors. GE Water operates a seawater desalination plant on North Bimini Island and other small family islands. We competed with companies such as GE Water, Veolia, IDE, OHL Inima and Biwater for the contract with the Bahamian government to build and operate a seawater desalination plant at Blue Hills, New Providence, Bahamas. We expect to compete with these companies and others for any future water supply contracts in The Bahamas.

Belize. Our current operations in Belize are located on Ambergris Caye, which consists of residential, commercial and tourist properties in the town of San Pedro. This town is located on the southern end of Ambergris Caye, one of many islands located east of the Belize mainland and off the southeastern tip of the Yucatan Peninsula. Ambergris Caye is approximately 25 miles long and, according to the Central Statistical Office “Belize: 2010 National Census Overview”, has a population of about 11,500 residents. We provide bulk potable water to BWSL, which distributes this water to this market. BWSL currently has no other source of potable water on Ambergris Caye. Our contract with BWSL makes us their exclusive producer of desalinated water on Ambergris Caye through 2026.

A 185 mile long barrier reef, which is the largest barrier reef in the Western Hemisphere, is situated just offshore of Ambergris Caye. This natural attraction is a choice destination for scuba divers and tourists. According to information published by the Belize Trade and Investment Development Service, tourism is Belize’s second largest source of foreign income, next to agriculture.

British Virgin Islands. The British Virgin Islands are a British Overseas Territory and are situated east of Puerto Rico. They consist of 16 inhabited and more than 20 uninhabited islands, of which Tortola is the largest and most populated. The British Virgin Islands serve as a hub for many large yacht-chartering businesses.

Competition

Cayman Islands. Pursuant to our license granted by the Cayman Islands government, we have the exclusive right to provide potable, piped water within our licensed service area on Grand Cayman. At the present time, we are the only non-government-owned public water utility on Grand Cayman. The Cayman Islands government, through the WAC, supplies water to parts of Grand Cayman located outside of our licensed service area. Although we have no competition within our exclusive retail license service area for potable water, our ability to expand our service area is at the discretion of the Cayman Island government. Private residences and commercial multi-unit dwellings up to four units may install potable water making equipment for their own use. Water plants on premises within our license area and serving only their premises in existence prior to 1991 can be maintained but not replaced or expanded. We are aware of only one such plant currently in operation. The Cayman Islands government, through the WAC, supplies water to parts of Grand Cayman outside of our licensed service area. We have competed with such companies as GE Water, Veolia, and IDE for bulk water supply contracts with the WAC.

The Bahamas. On South Bimini Island in The Bahamas, we supply water to a private developer and do not have competitors. GE Water operates a seawater desalination plant on North Bimini Island and other small islands. We competed with companies such as GE Water, Veolia, IDE, OHL Inima and Biwater for the contract with the Bahamian government to build and operate a seawater desalination plant at Blue Hills, New Providence, Bahamas. We expect to compete with these companies and others for any future water supply contracts in The Bahamas.

Belize. On Ambergris Caye in Belize, our water supply contract with Belize Water Services Limited is exclusive, and Belize Water Services Limited cannot seek contracts with other water suppliers, or produce water itself, to meet their future needs in San Pedro, Ambergris Caye, Belize.

British Virgin Islands. In the British Virgin Islands, GE Water operates seawater desalination plants in West End, Tortola, and on Virgin Gorda and generally bids against OC-BVI for projects. In 2010, Biwater PLC negotiated a 16 year contract on a sole sourced basis, pursuant to which it has constructed and is operating a 2.75 million gallon per day desalination plant in Parakeeta Bay, Tortola for the British Virgin Islands government.

Bali, Indonesia. In Bali, we compete against local water treatment equipment suppliers who provide equipment and services to individual resort properties.

To implement our growth strategy outside our existing operating areas, we will have to compete with some of the same companies we competed with for the Blue Hills project in Nassau, Bahamas such as GE Water, Veolia, IDE Technologies, GS Inima, and Biwater as well as other companies. Some of these companies currently operate in areas in which we would like to expand our operations and already maintain worldwide operations having greater financial, managerial and other resources than our company. We believe that our low overhead costs, knowledge of local markets and conditions and our efficient manner of operating desalinated water production and distribution equipment provide us with the capabilities to effectively compete for new projects in the Caribbean basin and other select markets.

Environmental and Health Regulatory Matters

Cayman Islands. With respect to our Cayman Islands operations, we operate our water plants in accordance with guidelines of the Cayman Islands Department of Environmental Health. We are licensed by the WAC to discharge concentrated seawater, which is a byproduct of our desalination process, into deep disposal wells.

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

Employees

As of March 8, 2016, we employed a total of 127 persons, 67 in the Cayman Islands, 21 in The Bahamas, 22 in the United States, seven in Belize and five in Asia. We also managed the five employees of OC-BVI in the British Virgin Islands. We have 10 management employees and 34 administrative and clerical employees. The remaining employees are engaged in engineering, purchasing, plant maintenance and operations, pipe laying and repair, leak detection, new customer connections, meter reading and laboratory analysis of water quality. None of our employees is a party to a collective bargaining agreement. We consider our relationships with our employees to be good.

Available Information

Our website address is http://www.cwco.com. Information contained on our website is not incorporated by reference into this Annual Report, and you should not consider information contained on our website as part of this Annual Report.

We have adopted a written code of conduct and ethics that applies to all of our employees and directors, including, but not limited to, our principal executive officer, principal financial officer, and principal accounting officer or controller, or persons performing similar functions. The Code of Business Conduct and Ethics, the charters of the Audit Committee, Compensation Committee, Nominations and Corporate Governance Committee and the Consolidated Water Co. Ltd. Corporate Governance Guidelines of our Board of Directors, are available at the Investors portion of our website.

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

In the Cayman Islands, we provide water to retail customers under a license issued in July 1990 by the Cayman Islands government that grants our subsidiary, Cayman Water, the exclusive right to provide water to retail customers within our licensed service area. Our service area is comprised of an area on Grand Cayman that includes the Seven Mile Beach and West Bay areas, two of the three most populated areas in the Cayman Islands. For the years ended December 31, 2015, 2014 and 2013, we generated approximately 40%, 36% and 36%, respectively, of our consolidated revenues and approximately 55%, 53% and 52%, respectively, of our consolidated gross profits from the retail water operations conducted pursuant to this license. If we are not in default of any of its terms, the license provides us with the right to renew the license on terms that are no less favorable than those that the government offers to any third party.

This license was set to expire on July 10, 2010; however, the Cayman Islands government and we have extended the license several times in order to provide sufficient time to negotiate the terms of a new license agreement. The most recent extension of our license was scheduled to expire on December 31, 2015, however, we have been informed by the Water Authority- Cayman (“WAC”) that our license will be extended through June 30, 2016 and that formal documentation of such extension is in process.

In February 2011, the Water (Production and Supply) Law, 2011 and the Water Authority (Amendment) Law, 2011 (the “New Laws”) were published and enacted. Under the New Laws, the WAC will issue any new license, and such new license could include a rate of return on invested capital model, as discussed in the following paragraph.

Following the enactment of the New Laws, we were advised in correspondence from the Cayman Islands government and the WAC that: (i) the WAC is the principal negotiator, and not the Cayman Islands government, in our license negotiations, and (ii) the WAC had determined that a rate of return on invested capital model (“RCAM”) for the retail license is in the best interest of the public and our customers. RCAM is the rate model currently utilized in the electricity transmission and distribution license granted by the Cayman Islands government to the Caribbean Utilities Company, Ltd. We responded to the Cayman Islands government that we disagreed with its position on these two matters and negotiations for a new license temporarily ceased.

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

The hearing for this judicial review was held on April 1, 2014. Prior to the commencement of the hearing, the parties agreed that the Court should solely be concerned with the interpretation of the statutory provisions. As part of this agreement, the WAC agreed to consider our submissions on the RCAM model and/or alternative models of pricing. In June 2014, the Court determined that: (i) the renewal of the license does not require a public bidding process; and (ii) the WAC is the proper entity to negotiate with us for the renewal of the license.

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

We recommenced license negotiations with the WAC during the third quarter of 2015 based upon a draft RCAM license provided by the WAC. Such license negotiations remain on-going. We are presently unable to determine when such negotiations will be completed or the final outcome of such negotiations.

The Cayman Islands government could ultimately offer a third party a license to service some or all of our present service area. However, as set forth in the existing license, “the Governor hereby agrees that upon the expiry of the term of this Licence or any extension thereof, he will not grant a licence or franchise to any other person or company for the processing, distribution, sale and supply of water within the Licence Area without having first offered such a licence or franchise to the Company on terms no less favourable than the terms offered to such other person or company.”

The resolution of these license negotiations could result in a material reduction of the operating income and cash flows we have historically generated from our retail operations and could require us to record an impairment charge to reduce the $3,499,037 carrying value of our goodwill. Such impairment charge could have a material adverse impact on our results of operations.

Our bulk water supply agreements with our customers in the Cayman Islands and The Bahamas may not be renewed or may be renewed on terms less favorable to us.

All of our bulk water supply agreements are for fixed terms, and such agreements for plants that we operate but are owned by our customers provide for our customers to take over the operations of the plant upon expiration of the agreements.

Our bulk water supply agreements with the WAC for their North Sound and Red Gate plants expire in April 2017 and July 2017 respectively. Our bulk water supply agreement with the WAC for their North Side Water Works plant expires in June 2019. We generated $3.0 million, $3.0 million, and $2.4 million in revenues from the North Sound, Red Gate, and North Side Water Works plants, respectively, during the year ended December 31, 2015.

The water supply agreement with the Water and Sewerage Corporation of The Bahamas (“WSC”) for our Windsor plant was scheduled to expire with the delivery of the total amount of water required under the agreement in July 2013, but has since been extended on a month-to-month basis. At the request of the government of The Bahamas, we continue to maintain and operate the Windsor plant to provide the government of The Bahamas with additional time to decide whether or not to enter into a long term water supply agreement with us for the Windsor plant. We generated $5.8 million in revenues from this plant during the year ended December 31, 2015.

If our bulk water supply agreements are not renewed or are renewed on terms less favorable to us, our results of operations and cash flows and financial condition will be adversely affected and we could be required to record an impairment charge to reduce the $3,499,037 carrying value of our goodwill. Such impairment charge could have a material adverse impact on our results of operations.

We have purchased $20.7 million in land and equipment and incurred development expenses totaling approximately $16.8 million for a possible project in Mexico. We expect to expend significant additional funds in 2016 to continue to pursue this project. However, we may not be successful in completing this project.

We own a 99.9% interest in N.S.C. Agua, S.A. de C.V. (“NSC”), a development stage Mexico company formed to pursue a project encompassing the construction, operation and minority ownership of a 100 million gallon per day seawater reverse osmosis desalination plant to be located in northern Baja California, Mexico and an accompanying pipeline to deliver water to the Mexican potable water system (the “Project”). As of December 31, 2015, our consolidated balance sheet includes purchases for the Project of $20.6 million in land and $117,000 in equipment. The project development activities we have conducted, which include conducting an equipment piloting plant and water data collection program at the proposed feed water source, completing various engineering studies and obtaining various governmental permits, have resulted in additional developmental expenses totaling $16.8 million from 2010 through 2015.

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

In response to our APP Proposal, in September 2015 NSC received a letter dated June 30, 2015 from the Director General of the Comisión Estatal de Agua de Baja California (“CEA”), the State agency with responsibility for the Project. In this letter, CEA stated that (i) in its opinion, the Project is in the public interest with high social benefits and is consistent with the objectives of the State Development Plan and (ii) that the Project and accompanying required public tender process should be conducted. On November 6, 2015, the State officially commenced the tender for the Project and set March 23, 2016 as the tender submission date. The State tendering process requires that prospective bidders provide certain legal, technical and financial qualifications in order to obtain the tender documents. NSC submitted its qualifications to the State, obtained the tender documents, and plans to submit its tender to the State on or before the March 23, 2016 deadline.

Despite the expenditures we have made and the activities we have completed to date, upon completion of the tender process the State may award the Project to a party other than NSC, or the State may cancel the tender process. If NSC is not awarded the Project, the land we have purchased may lose its strategic importance as the site for the Project and consequently may decline in value. If NSC is not awarded the Project we may ultimately be unable to sell this land for amount equal to or in excess of its current carrying value of $20.6 million, and any loss on sale of the land, or impairment charge we may be required to record as a result of a decrease in the fair value of the land, could have a material adverse impact on our results of operations.

In October 2015, we learned that EWG Water LLC (“EWG”), a minority shareholder in NSC, has filed a lawsuit against NSC, CW-Cooperatief, the Public Registry of Commerce of Tijuana, Baja California, and other parties in the Civil Court located in Tecate, Baja California, Mexico.

In this lawsuit, EWG is challenging the capital investment transactions that increased our ownership interest in NSC to 99.9%. EWG requested that the court, as a preliminary matter: (a) suspend the effectiveness of the challenged transactions; (b) order public officials in Mexico to record the pendency of the lawsuit in the public records; and (c) appoint an inspector for NSC to oversee its commercial activities. The court granted, ex-parte, the preliminary relief sought by EWG.

Additionally, EWG is also seeking an order directing: (i) NSC and CW-Cooperatief to refrain from carrying out any transactions with respect to the Project; and (ii) NSC and CW-Cooperatief, and the partners thereof, to refrain from transferring any interests in NSC and CW-Cooperatief. The court has not yet ruled on these requests.

This litigation could adversely impact our efforts to complete the Project.

We expect the fair value of our investment in OC-BVI to decrease as its sole water supply contract matures. As this decrease in fair value occurs, we will be required to record impairment losses in future periods to reduce the carrying value of our investment in OC-BVI to its decreased fair value.

We account for our investment in OC-BVI under the equity method of accounting for investments in common stock. This method requires recognition of a loss on an equity investment that is other than temporary, and indicates that a current fair value of an equity investment that is less than its carrying amount may indicate a loss in the value of the investment.

As a quoted market price for OC-BVI’s stock is not available, to test for possible impairment of our investment in OC-BVI, we estimate its fair value through the use of the discounted cash flow method, which relies upon projections of OC-BVI’s operating results, working capital and capital expenditures. The use of this method requires us to estimate OC-BVI’s cash flows from (i) its water supply agreement with the BVI government for its Bar Bay plant (the “Bar Bay agreement”); and (ii) the pending amount awarded by the Eastern Caribbean Court of Appeals for the value of the Baughers Bay plant previously transferred by OC-BVI to the BVI government (see further discussion of the Baughers Bay litigation at Item 8. - Notes to the Consolidated Financial Statements - Note 8).

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

During the fiscal year 2015, after reassessing and revising our probability-weighted estimates of OC-BVI’s future cash flows and our resulting estimate of the fair value of our investment in OC-BVI, we determined that the carrying value of our investment in OC-BVI exceeded its fair value and recorded impairment losses on this investment totaling $1.1 million. The resulting $4.5 million carrying value of our investment in OC-BVI as of December 31, 2015 assumes that the BVI government will honor its obligations under the Bar Bay agreement and also assumes (on a probability-weighted basis) that the (i) BVI government will exercise its option to extend the Bar Bay agreement for seven years beyond its initial term, which expires March 4, 2017, and (ii) OC-BVI will receive the pending amount (as estimated by us) awarded by the Eastern Caribbean Court of Appeals for the value of the Baughers Bay plant previously transferred by OC-BVI to the BVI government.

The remaining $4.5 million carrying value of our investment in OC-BVI as of December 31, 2015 exceeds our underlying equity in OC-BVI’s net assets by approximately $900,000. We account for this excess as goodwill. The BVI government is OC-BVI’s sole customer and substantially all of OC-BVI’s revenues are generated from its Bar Bay plant. As the Bar Bay agreement matures to its March 4, 2017 expiration date and OC-BVI receives the pending court award amount assumed due for the value of the Baughers Bay plant, OC-BVI’s expected future cash flows, and therefore its fair value computed under the discounted cash flow method, will decrease. Unless OC-BVI obtains an expansion or other modification of its Bar Bay agreement that results in a significant increase in the estimated future cash flows from its Bar Bay plant, we will be required to record impairment losses in 2016 to reduce the carrying value of our investment in OC-BVI to its then current fair value. These impairment losses will, in the aggregate, at least equal the underlying $900,000 in goodwill reflected in the carrying value of our investment in OC-BVI. The losses we record for our investment in OC-BVI in the future will exceed this $900,000 if OC-BVI ultimately ceases operations at its Bar Bay plant, as OC-BVI will be required to record an impairment loss to reduce the carrying value of its Bar Bay plant to its then estimated fair value. OC-BVI’s aggregate carrying value of the assets that comprise its Bar Bay plant was approximately $4.4 million as of December 31, 2015. Future impairment losses for our investment in OC-BVI and our equity in any future operating losses incurred by OC-BVI could have a material adverse effect on our results of operations.

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

Through our subsidiary, CW-Bali, we have built and presently operate a seawater reverse osmosis plant with a productive capacity of approximately 790,000 gallons per day located in Nusa Dua, one of the primary tourist areas of Bali, Indonesia. We built this plant based upon our belief that future water shortages in this area of Bali will eventually enable us to sell all of this plant’s production. Our current sales volumes for this plant are not sufficient to cover its operating costs, and CW-Bali’s operating losses were approximately ($484,000) for the year ended December 31, 2015. As of December 31, 2015, the capitalized costs for this plant reflected on our consolidated balance sheet were approximately $3.0 million. If we are not able to significantly increase the revenues generated by this plant in the future, we will be required to record an impairment charge to reduce the carrying value of CW-Bali’s plant assets to their fair value. Such an impairment charge could have a material adverse impact on our results of operations.

We do not have voting control over our affiliate, OC-BVI. Should our interests and the interests of OC-BVI’s other voting shareholder diverge, the operations of OC-BVI could be adversely affected which could decrease the value of our investment in OC-BVI.

We own 43.53% of the equity and 50% of the voting shares of OC-BVI. We and Sage, which owns the remaining 50% of the voting shares, are each entitled to appoint three of the six directors of OC-BVI. If a tie vote of the directors occurs on any matter, the president of the Caribbean Water and Wastewater Association, a regional trade association comprised primarily of government representatives, is entitled to appoint a temporary director to cast the deciding vote. As a result, although we provide operating management and engineering services to OC-BVI, we share the overall management of OC-BVI with Sage and do not fully control its operations. A divergence of our interests and the interests of Sage could adversely affect the operations of OC-BVI and in turn decrease the value of our investment in OC-BVI, in which case we could be required to record an impairment charge to reduce the carrying value of our investment in OC-BVI. Such an impairment charge would reduce our earnings and could have a material adverse impact on our result of operations and financial condition.

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

Our top two bulk water customers, the WAC and the Water and Sewerage Corporation of The Bahamas, accounted for approximately 15% and 36%, respectively, of our consolidated revenues for the year ended December 31, 2015. If either of these customers terminate for cause or decide not to renew their contracts with us, or renew such contracts on terms that are less favorable to us, or become unable for financial or other reasons to comply with the terms of our contracts with them, our results of operations, cash flows and financial condition could be adversely affected.

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

Our operations are affected by tourism and are subject to seasonal fluctuations that could affect the demand for our water.

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

Performance shortfalls under any of our bulk supply contracts could result in penalties or cancellation of the contract.

Our bulk water supply contracts require us to meet specified minimum quality, quantity or energy consumption guarantees. Membrane fouling or other technical problems could occur at any of our plants, and if we are unable to meet the guarantees due to such operating issues, we could be in technical default of the supply contract and subject to various adverse consequences, including financial penalties or cancellation of the contract.

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

Our success depends upon the abilities of our executive officers. In particular, the loss of the services of Frederick W. McTaggart, our President and Chief Executive Officer, could be detrimental to our operations and our continued success. Mr. McTaggart has an employment agreement expiring on December 31, 2018. Each year, the term of this agreement may be extended for an additional year. However, we cannot guarantee that Mr. McTaggart will continue to work for us during the term of his agreement or will enter into any extensions thereof.

We are exposed to credit risk through our relationships with several customers.

We are subject to credit risk posed by possible defaults in payment by our bulk water customers in the Cayman Islands, Belize, the British Virgin Islands and The Bahamas and by possible defaults in payment by the WAC on their loans payable to us. Adverse economic conditions affecting, or financial difficulties of, those parties could impair their ability to pay us or cause them to delay payment. We depend on these parties to pay us on a timely basis. Our outstanding accounts receivable are not covered by collateral or credit insurance. Any delay or default in payment could adversely affect our results of operations, cash flows, and financial condition.

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

We are incorporated under the laws of the Cayman Islands and substantially all of our assets are located outside of the United States. In addition, 10 of our 16 directors and executive officers reside outside the United States. As a result, it may be difficult for investors to affect service of process within the United States upon us and such other persons, or to enforce judgments obtained against such persons in United States courts, and bring any action, including actions predicated upon the civil liability provisions of the United States securities laws. In addition, it may be difficult for investors to enforce, in original actions brought in courts or jurisdictions located outside of the United States, rights predicated upon the United States securities laws.

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

The relatively low trading volume of our stock may adversely impact the ability to sell our shares.

During the year ended December 31, 2015, the average daily trading volume of our common shares was approximately 96,000 shares, a much lower trading volume than that of many other companies listed on the NASDAQ Global Select Market. A public trading market having the desired characteristics of depth, liquidity and orderliness depends on the presence in the market of willing buyers and sellers of our common shares at any given time. This presence in turn depends on the individual decisions of investors and general economic and market conditions over which we have no control. As a consequence of the limited volume of trading in our common shares, an investor in our stock may have difficulty selling a large number of our common shares in the manner, or at the price, that might be attainable if our common shares were more actively traded.

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

Option Deed. We are party to an Option Deed that is intended to improve the bargaining position of our Board of Directors in the event of an unsolicited offer to acquire our outstanding stock. Under the terms of the Option Deed, a stock purchase right is attached to each of our current or future outstanding common shares and redeemable preferred shares issued prior to the time the purchase rights become exercisable, are redeemed or expire. The purchase rights will become exercisable only if an individual or group has acquired, or obtained the right to acquire, or announced a tender or exchange offer that if consummated would result in such individual or group acquiring, beneficial ownership of 20% or more of our outstanding common shares. Upon the occurrence of a triggering event, the rights will entitle every holder of our shares, other than the acquirer, to purchase our shares or shares of our successor on terms that would likely be economically dilutive to the acquirer. Under certain circumstances, instead of common shares, our Board of Directors may issue cash or debt securities. Our Board of Directors, however, has the power to amend the Option Deed so that it does not apply to a particular acquisition proposal or to redeem the rights for a nominal value before they become exercisable. These features will likely encourage an acquirer to negotiate with our Board of Directors before commencing a tender offer or to condition a tender offer on our Board of Directors taking action to prevent the purchase rights from becoming exercisable. The Option Deed does not expire until July 2017, and such expiration date may be extended by our Board.

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

Red Gate Plant

Under the terms of the water production and supply license that expires in July 2017 between OC-Cayman and the government of the Cayman Islands, OC-Cayman is allowed to use the property and the plant for the Red Gate plant to produce approximately 1.3 million gallons of desalinated water per day for sale to the Water Authority-Cayman (“WAC”).

North Sound Plant

Construction of this plant was completed in November 2002. OC-Cayman provided the plant and equipment to the WAC under a seven-year vendor-financed sale and operating agreement. The agreement provided for the expansion of the plant at the WAC’s request during the term of the agreement. In January 2007, the WAC requested that OC-Cayman expand the plant from a rated capacity of approximately 800,000 gallons per day to 1.6 million gallons per day and extended the term of the contract for a further seven years from the completion date of the expansion, April 1, 2007. On April 17, 2014, the WAC extended the term of the agreement a further 12 months and on July 15, 2015, the WAC further extended the agreement by two years from April 1, 2015 and contracted with OC-Cayman to provide major capital improvements to the plant. OC-Cayman operates the electrically powered plant and supplies approximately 1.6 million gallons of desalinated water per day to the WAC. OC-Cayman leases the property on which the plant is located from the WAC for a minimal annual rent, for the duration of the sale and operating agreement. The sale and operating agreement and property lease expires in April 2017. Responsibility for operation of the plant passes to the WAC upon expiration of the sale and operating agreement.

North Side Water Works Plant

OC-Cayman operates this electrically powered plant, which can supply up to approximately 2.4 million gallons of desalinated water per day under a vendor-financed sale and operating agreement with the WAC. OC-Cayman leases the property on which the plant is located from the WAC for a minimal annual rent for the duration of the sale and operating agreement. Responsibility for operation of the plant passes to the WAC upon expiration of the sale and operating agreement in June 2019.

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

Blue Hills plant

In July 2006, we substantially completed construction of a second water production facility in Nassau, New Providence: the Blue Hills plant. With an initial production capacity of 7.2 million gallons per day this plant is the largest desalination plant we have built or operated to date. The plant is powered by a combination of diesel engine-driven high-pressure pumps, and electrical power purchased from the Bahamas Electricity Corporation to power all other loads in the plant. The plant is contained within a 16,000 sq. ft. concrete and steel building that also contains a warehouse, workshop and offices. It is located on land owned by the Water and Sewerage Corporation of The Bahamas and our 20-year water sales agreement gives us a license to use the land throughout the term of that agreement.

The Blue Hills plant water supply agreement was amended in January 2011 and extended through 2032. Pursuant to this amendment, we added a second production facility to increase the total production capacity of the Blue Hills plant to 12.0 million gallons per day. The plant expansion was substantially completed in March of 2012 and is powered by a combination of diesel engine-driven high-pressure pumps, and electrical power purchased from the Bahamas Electricity Corporation to power all other loads in the plant. The plant expansion is contained in a 10,640 sq. ft. steel building located adjacent to the initial production facility on land owned by the WSC.

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

Indonesia Property

We own a water production facility located in the Nusa Dua region of Bali, Indonesia consisting of a plant with a production capacity of 790,000 gallons per day and a 528,000 gallon potable water storage tank. The land on which this plant and storage tank is located is leased through October 8, 2032.

U.S. Properties

Our Aquilex office consists of 6,500 square feet located in Coral Springs, Florida that has been leased through March 2021. Our U.S. warehouse consists of 4,100 square feet located in Sunrise, Florida that has been leased through September 2020.

Mexico Properties

NSC owns 20.1 hectares of land on which its proposed plant would be constructed in Rosarito Beach, Baja California, Mexico.

In November 2012, NSC entered into a lease with an effective term of 20-years from the date of full operation of the desalination plant, with the Comisión Federal de Electricidad for approximately 5,000 square meters of land on which it plans to construct the water intake and discharge works for the plant. The amounts due on this lease are payable in Mexican pesos at an amount that is currently equivalent to approximately $20,000 per month. This lease is cancellable should NSC ultimately not proceed with the project.

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

N.S.C. Agua, S.A. de C.V.

In May 2010, we acquired, through our wholly-owned Netherlands subsidiary, Consolidated Water Cooperatief, U.A., (“CW-Cooperatief”) a 50% interest in N.S.C. Agua, S.A. de C.V. (“NSC”), a development stage Mexican company. We have since purchased, through the conversion of a loan we made to NSC, sufficient shares to raise our ownership interest in NSC to 99.9%. NSC was formed to pursue a project encompassing the construction, operation and minority ownership of a 100 million gallon per day seawater reverse osmosis desalination plant to be located in northern Baja California, Mexico and an accompanying pipeline to deliver water to the Mexican potable water system (the “Project”).

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

In October 2015, we learned that EWG has filed a lawsuit against the individual shareholder, NSC, NSA, CW-Cooperatief, Ricardo del Monte Nunez, Carlos Eduardo Ahumada Arruit, Luis de Angitia Becerra, and the Public Registry of Commerce of Tijuana, Baja California in the Civil Court located in Tecate, Baja California, Mexico. However, as of the date of the filing of this report, neither NSC nor CW-Cooperatief has been served with formal process for this lawsuit.

In this lawsuit, EWG is challenging the capital investment transactions that increased our ownership interest in NSC to 99.9%. EWG requested that the court, as a preliminary matter: (a) suspend the effectiveness of the challenged transactions; (b) order public officials in Mexico to record the pendency of the lawsuit in the public records; and (c) appoint an inspector for NSA and NSC to oversee its commercial activities. The court granted, ex-parte, the preliminary relief sought by EWG.

Additionally, EWG is also seeking an order directing: (i) NSA, NSC and CW-Cooperatief to refrain from carrying out any transactions with respect to the Project; and (ii) NSA, NSC and CW-Cooperatief, and the partners thereof, to refrain from transferring any interests in NSA, NSC and CW-Cooperatief. The court has not yet ruled on these requests.

We believe that the claims made by EWG are baseless and without merit, and we will vigorously defend NSC and CW-Cooperatief in this litigation, and will seek dismissal of the orders entered by the court and all claims against NSC and CW-Cooperatief. Furthermore, on November 19, 2015, NSC and CW-Cooperatief filed a complaint in the United States District Court, Southern District of New York against EWG and its Managing Partner, based upon our conclusion that lawsuit filed by EWG in Mexico directly breaches a contract dated April 12, 2012 between NSC and CW-Cooperatief, and EWG. We are vigorously pursuing our claims and seeking relief pursuant to this complaint.

We cannot presently determine the outcome of this litigation. However, such litigation could adversely impact our efforts to complete the Project.

Mexico tax authority

The Mexico tax authority, the Servicio de Administracion Tributaria (“SAT”), assessed NSC for taxes relating to payments to foreign vendors on which the SAT contended should have been subject to income tax withholdings during NSC’s 2011 tax year. As of December 31, 2015, the assessment and related penalties, surcharges, inflation adjustments and late fees totaled 7,367,875 Mexican pesos. Such assessment was equivalent to approximately $428,203 as of December 31, 2015 based upon the exchange rate between the US$ and the Mexican peso as of that date.

NSC retained the assistance of Mexican tax advisers in this matter, as it believed the assumptions and related work performed by the SAT did not support their tax assessment. As a result, NSC elected to contest this assessment in Mexico federal tax court. NSC was required to provide an irrevocable letter of credit which amounted to 7,367,875 Mexican pesos as of December 31, 2015 as collateral in connection with this tax case. The restricted cash balance of $428,203 included in the accompanying consolidated balance sheet as of December 31, 2015 represents cash on deposit with a bank to secure payment of this irrevocable letter of credit.

In November 2014, NSC received a favorable judgment from the tax court. Based on this outcome, the SAT filed an appeal shortly thereafter to contest the judgment. On February 15, 2016, NSC received a favorable judgment from the appellate tax court.

ITEM 4. MINE SAFETY DISCLOSURE

Not applicable.

PART II

ITEM 5 .	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our Class A common stock is listed on the NASDAQ Global Select Market and trades under the symbol “CWCO.” Listed below, for each quarter of the last two fiscal years, are the high and low closing prices for our Class A common stock on the NASDAQ Global Select Market.

	High	Low
First Quarter 2015	$11.49	$9.78
Second Quarter 2015	13.12	10.59
Third Quarter 2015	13.50	9.97
Fourth Quarter 2015	13.12	10.37

First Quarter 2014	$14.47	$11.28
Second Quarter 2014	13.02	10.05
Third Quarter 2014	12.81	10.23
Fourth Quarter 2014	12.76	9.33

No trading market exists for our redeemable preferred shares, which are only issued to, or purchased by, long-term employees of our company and must be held by these employees for a period of four years before they vest.

On December 17, 2015, we issued 10,514 shares of common stock to our directors under the Non-Executive Directors’ Share Plan in consideration for their service on our Board of Directors and the committees thereof. See “ITEM 11. EXECUTIVE COMPENSATION.”

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

Holders

On March 8, 2016, we had 798 holders of record of our common stock.

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

	2015	2014
First Quarter	$0.075	$0.075
Second Quarter	0.075	0.075
Third Quarter	0.075	0.075
Fourth Quarter	0.075	0.075

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

The table below contains selected financial data, derived from our audited consolidated financial statements for each of the years in the five-year period ended December 31, 2015. Our consolidated financial statements are prepared in accordance with the accounting principles generally accepted in the United States of America (“US-GAAP”). As a result, all financial information presented herein has been prepared in accordance with US-GAAP. This selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and with our consolidated financial statements and related notes thereto contained elsewhere in this Annual Report.

	Year Ended December 31,
	2015	2014	2013	2012	2011
Statement of Income Data:
Revenues	$57,116,202	$65,559,078	$63,822,131	$65,450,702	$55,154,492
Net Income	7,518,701	6,265,358	8,594,519	9,315,514	6,113,218
Balance Sheet Data:
Total Assets	161,616,698	160,459,831	165,364,854	150,449,086	160,859,431
Long Term Debt Obligations (including current portion)	-	-	15,255,167	6,852,660	24,383,794
Demand loan payable	7,000,000	9,000,000	-	-	-
Redeemable Preferred Stock	23,282	22,104	22,445	18,159	13,456
Non-controlling interests	3,154,943	2,933,496	2,599,258	1,927,214	1,556,529
Dividends Declared Per Share	$0.30	$0.30	$0.30	$0.30	$0.30
Basic Earnings Per Share	$0.51	$0.43	$0.59	$0.64	$0.42
Weighted Average Number of Shares	14,741,748	14,697,896	14,633,884	14,578,518	14,560,259
Diluted Earnings Per Share	$0.51	$0.42	$0.58	$0.64	$0.42
Weighted Average Number of Shares	14,827,755	14,764,323	14,703,880	14,606,148	14,596,013

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Comparative Operations
2015			2014
Location	Plants	Capacity (1)	Location	Plants	Capacity (1)
Cayman Islands	7	9.1	Cayman Islands	7	9.1
Bahamas	3	15.2	Bahamas	3	15.2
Belize	1	0.6	Belize	1	0.6
British Virgin Islands	2	0.8	British Virgin Islands	2	0.8
Bali, Indonesia	1	0.8	Bali, Indonesia	1	0.8
	14	26.5		14	26.5

(1)	In millions of gallons per day.

Cayman Islands

We have been operating our business on Grand Cayman since 1973 and have been using reverse osmosis technology to convert seawater to potable water since 1989. The Cayman Islands have a limited natural supply of fresh water. We currently have an exclusive license from the Cayman Islands government to process potable water from seawater and then sell and distribute that water by pipeline to the Seven Mile Beach and West Bay areas of Grand Cayman. Our operations consist of four company owned and three government owned reverse osmosis seawater conversion plants which provide water to approximately 5,800 retail residential and commercial customers within a government licensed area and bulk water sales to the Water Authority-Cayman (“WAC”), respectively. Our pipeline system in the Cayman Islands covers the Seven Mile Beach and West Bay areas of Grand Cayman and consists of approximately 90 miles of potable water pipe.

Our exclusive license from the Cayman Islands government was set to expire on July 30, 2010, however, we and the Cayman Islands government have extended the license several times in order to provide sufficient time to negotiate the terms of a new license. The most recent extension of our license was scheduled to expire December 31, 2015, however, we have been informed by the WAC that our license will be extended through June 30, 2016 and that formal documentation of such extension is in process. In 2011, the Cayman Islands government enacted new water regulation laws pursuant to which the WAC will issue any new retail license. We have been informed during our retail license negotiations that the Cayman Islands government seeks to restructure the terms of our license to employ a rate of return on invested capital model, the implementation of which could significantly reduce the operating income and cash flows we have historically generated from our retail license. See further discussion of this matter at ITEM 1A. RISK FACTORS and ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Material Commitments, Expenditures and Contingencies - Renewal of Retail License.

The Bahamas

CW-Bahamas produces potable water from three reverse osmosis seawater conversion plants. Two of these plants, the Windsor plant and the Blue Hills plant, are located in Nassau, New Providence and have a total installed capacity of 15.1 million gallons per day. CW-Bahamas supplies water from these plants on a take-or-pay basis to the Water and Sewerage Corporation of The Bahamas (“WSC”) under long-term build, own and operate supply agreements. During 2015, we supplied approximately 3.7 billion gallons (2014: 4.3 billion gallons) of water to the WSC from these plants. The Windsor water supply agreement was scheduled to expire in July 2013, but has been extended on a month-to-month basis while the Bahamas government determines whether or not to enter into a new supply contract with us. CW-Bahamas’ third plant is located in Bimini, has a capacity of 115,000 gallons per day, and provides potable water to the Bimini Sands Resort and to the Bimini Beach Hotel. We have also sold water intermittently to the WSC from our Bimini plant when their regular supply was unavailable.

From time to time, CW-Bahamas has experienced delays in collecting its accounts receivable. However, during 2014, the government of the Bahamas made significant incremental payments on its outstanding balances due to CW-Bahamas and since such time CW-Bahamas’ accounts receivable from the WSC, which totaled approximately $4.7 million as of December 31, 2015, have not been delinquent. Representatives of the Bahamas government have informed us that previous delays in paying our accounts receivables did not reflect any type of dispute with us with respect to the amounts owed. To date, we have not been required to provide an allowance for any delinquent CW-Bahamas accounts receivable as such amounts were eventually paid in full. Based upon our experience, we believe that the accounts receivable from the WSC are fully collectible and therefore have not provided any allowance for possible non-payment of these receivables as of December 31, 2015.

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

As a quoted market price for OC-BVI’s stock is not available, to test for possible impairment of our investment in OC-BVI, we estimate its fair value through the use of the discounted cash flow method, which relies upon projections of OC-BVI’s operating results, working capital and capital expenditures. The use of this method requires us to estimate OC-BVI’s cash flows from (i) its water supply agreement with the BVI government for its Bar Bay plant (the “Bar Bay agreement”); and (ii) the pending amount awarded by the Eastern Caribbean Court of Appeals for the value of the Baughers Bay plant previously transferred by OC-BVI to the BVI government (see further discussion of the Baughers Bay litigation at Item 8. - Notes to the Consolidated Financial Statements - Note 8).

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

As of March 31, 2015, June 30, 2015, September 30, 2015, and December 31, 2015, after updating our probability-weighted estimates of OC-BVI’s future cash flows and our resulting estimate of the fair value of our investment in OC-BVI, we determined that the carrying value of our investment in OC-BVI exceeded its fair value and recorded impairment losses on this investment of $310,000, $275,000, $225,000 and $250,000 for the three months ended March 31, 2015, June 30, 2015, September 30, 2015, and December 31, 2015, respectively. The resulting carrying value of our investment in OC-BVI of approximately $4.5 million as of December 31, 2015 assumes that the BVI government will honor its obligations under the Bar Bay agreement and also assumes (on a probability-weighted basis) that (i) the BVI government will exercise its option to extend the Bar Bay agreement for seven years beyond its initial term, which expires March 4, 2017 and (ii) OC-BVI will receive the pending amount (based upon our estimate) awarded by the Eastern Caribbean Court of Appeals for the value of the Baughers Bay plant previously transferred by OC-BVI to the BVI government.

The $4.5 million carrying value of our investment in OC-BVI as of December 31, 2015 exceeds our underlying equity in OC-BVI’s net assets by approximately $900,000. We account for this excess as goodwill. The BVI government is OC-BVI’s sole customer and substantially all of OC-BVI’s revenues are generated from its Bar Bay plant. As the Bar Bay agreement matures to its March 4, 2017 expiration date and OC-BVI receives the pending court award amount assumed due for the value of the Baughers Bay plant, OC-BVI’s expected future cash flows, and therefore its fair value computed under the discounted cash flow method, will decrease. Unless OC-BVI obtains an extension or modification of its Bar Bay agreement that results in a significant increase in the estimated future cash flows from its Bar Bay plant, we will be required to record impairment losses during 2016 to reduce the carrying value of our investment in OC-BVI to its then current fair value. These impairment losses will, in the aggregate, at least equal the underlying $900,000 in goodwill reflected in the carrying value of our investment in OC-BVI. The losses we record for our investment in OC-BVI in the future will exceed this $900,000 if OC-BVI ultimately ceases operations at its Bar Bay plant, as OC-BVI will be required to record an impairment loss to reduce the carrying value of its Bar Bay plant to its then estimated fair value. OC-BVI’s aggregate carrying value of the assets that comprise its Bar Bay plant was approximately $4.4 million as of December 31, 2015. Future impairment losses for our investment in OC-BVI and our equity in any future operating losses incurred by OC-BVI could have a material adverse impact on our results of operations.

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

For the years ended December 31, 2015 and 2014, we estimated the fair value of our reporting units by applying the discounted cash flow method, the subject company stock price method, the guideline public company method, and the mergers and acquisitions method.

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

We also estimated the fair value of each of our reporting units for the years ended December 31, 2015 and 2014 through reference to the quoted market prices for our Company and guideline companies and the market multiples implied by guideline merger and acquisition transactions.

We weighted the fair values estimated for each of our reporting units under each method and summed such weighted fair values to estimate the overall fair value for each reporting unit. The respective weightings we applied to each method as of December 31, 2015 were consistent with those used as of December 31, 2014 and were as follows:

	2015		2014
Method	Retail	Bulk	Retail	Bulk
Discounted cash flow	50%	50%	50%	50%
Subject company stock price	30%	30%	30%	30%
Guideline public company	10%	10%	10%	10%
Mergers and acquisitions	10%	10%	10%	10%
	100%	100%	100%	100%

The fair values we estimated for our retail and bulk units exceeded their carrying amounts by 72% and 20%, respectively, as of December 31, 2015. The fair values we estimated for our retail and bulk units exceeded their carrying amounts by 36% and 29%, respectively, as of December 31, 2014.

We also performed an analysis reconciling the conclusions of value for our reporting units to our market capitalization at October 1, 2015. This reconciliation resulted in an implied control premium for our Company of 5%.

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

Through our subsidiary, CW-Bali, we have built and presently operate a seawater reverse osmosis plant with a productive capacity of approximately 790,000 gallons per day located in Nusa Dua, one of the primary tourist areas of Bali, Indonesia. We built this plant based upon our belief that future water shortages in this area of Bali will eventually enable us to sell all of this plant’s production. Our current sales volumes for this plant are not sufficient to cover its operating costs, and CW-Bali’s operating losses were approximately ($484,000) for the year ended December 31, 2015. As of December 31, 2015, the capitalized costs for this plant reflected on our consolidated balance sheet were approximately $3.0 million. If we are not able to significantly increase the revenues generated by this plant in the future, we will be required to record an impairment charge to reduce the carrying value of CW-Bali’s plant assets to their fair value. Such an impairment charge could have a material adverse impact on our results of operations. See further discussion of CW-Bali at Item 7. “LIQUIDITY AND CAPITAL RESOURCES - Material Commitments, Expenditures and Contingencies.”

Quarterly Results of Operations

The following table presents unaudited quarterly results of operations for the eight quarters ended December 31, 2015. We believe that all adjustments, consisting only of normal recurring adjustments, necessary to present fairly such quarterly information have been included in the amounts reported below.

	Year Ended December 31, 2015(1)
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Total revenues	$14,666,112	$14,485,669	$14,605,649	$13,358,772
Gross profit	6,054,925	5,867,942	5,546,391	5,457,300
Net income attributable to Consolidated Water Co. Ltd. stockholders	1,921,261	2,228,100	1,775,500	1,593,840
Diluted earnings per share	0.13	0.15	0.12	0.11

	Year Ended December 31, 2014(1)
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Total revenues	$16,348,610	$16,931,832	$17,021,056	$15,257,580
Gross profit	5,970,425	6,370,046	5,700,315	5,074,712
Net income attributable to Consolidated Water Co. Ltd. stockholders	654,909	2,759,693	1,882,692	968,064
Diluted earnings per share	0.04	0.19	0.13	0.07

(1)	Due to rounding, the sum of the quarterly amounts may not equal the reported amounts for the year.

Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and accompanying notes included under Part II, ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA, of this Annual Report.

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

Consolidated Results

Net income attributable to Consolidated Water Co. Ltd. common stockholders for 2015 was $7,518,701 ($0.51 per share on a fully-diluted basis), as compared to $6,265,358 ($0.42 per share on a fully-diluted basis) for 2014.

Total revenues for 2015 decreased to $57,116,202 from $65,559,078 in 2014 due to decreases in revenues for all three business segments. Gross profit for 2015 was $22,926,558 or 40% of total revenues, as compared to $23,115,498 or 35% of total revenues, for 2014. In 2015 as compared to 2014, gross profit dollars for the retail segment increased slightly but decreased for the bulk segment and the services segment generated a gross profit as opposed to incurring a gross loss. For further discussion of revenues and gross profit for 2015, see the “Results by Segment” analysis that follows.

General and administrative (“G&A”) expenses on a consolidated basis were $14,458,494 and $16,654,439 for 2015 and 2014, respectively. The decline in consolidated G&A expenses from 2014 to 2015 reflects (i) a decrease in professional fees of almost $484,000, as we incurred added fees in 2014 for the judicial review conducted in connection with our retail license negotiations; and (ii) a decrease of approximately $1,534,000 in the project development expenses incurred by NSC, our Mexico subsidiary.

Interest expense decreased to $269,090 in 2015 from $488,770 in 2014 as interest expense for 2014 reflects the prepayment premium paid for the early redemption in February 2014 of the remaining outstanding balance on our bonds payable and the amortization of the related bond discount and deferred issuance costs.

As a result of the declining cash flows projected from OC-BVI’s Bar Bay contract, we recorded impairment charges aggregating $1,060,000 in 2015 to reduce the carrying value of our investment in OC-BVI to its estimated fair value. See further discussion of these impairment charges at Note 8 of Notes to Consolidated Financial Statements.

Other expense increased to $626,400 for 2015 from $203,135 for 2014 due to incremental foreign currency losses recorded for our CW-Bali subsidiary of approximately $223,000.

Results by Segment

Retail Segment:

The retail segment contributed $1,615,436 and $977,130 to our income from operations for 2015 and 2014, respectively.

Revenues generated by our retail water operations were $23,254,757 and $24,104,932 for 2015 and 2014, respectively. The drop in retail revenues in 2015 is attributable to a decrease in electricity prices from 2014 to 2015 that reduced the energy component of our retail water rates.

Retail segment gross profit was $12,329,123 (53% of retail revenues) and $12,160,861 (50% of retail revenues) for 2015 and 2014, respectively. The improvement in retail gross profit as a percentage of revenues from 2014 to 2015 is due to energy prices, maintenance expenses and water system losses for 2015 that were less than those for 2014.

Consistent with prior periods, we record all non-direct G&A expenses in our retail segment and do not allocate any of these non-direct costs to our other two business segments. Retail G&A expenses for 2015 and 2014 were $10,713,687 and $11,183,731, respectively. G&A expenses declined from 2014 to 2015 principally as a result of a decrease of approximately $531,000 in professional fees primarily due to incremental legal fees incurred in 2014 for the judicial review conducted in connection with our retail license negotiations.

CW-Bali owns and operates a seawater reverse osmosis plant with a productive capacity of approximately 790,000 gallons per day located in Nusa Dua, one of the primary tourist areas of Bali, Indonesia. We built this plant based upon our belief that future water shortages in this area of Bali will eventually enable us to sell all of this plant’s production. However, to date we have been unable to obtain enough customers to generate a profit at this plant. We sold approximately 44.0 million and 54.0 million gallons of water from this plant during 2015 and 2014, respectively. As of December 31, 2015, capitalized costs for this plant reflected on our consolidated balance sheet were approximately $3.0 million. The revenues we generated from this plant amounted to approximately $368,000 and $472,000 for 2015 and 2014, respectively. CW-Bali’s operating losses were approximately ($484,000) and ($458,000) for 2015 and 2014, respectively. See further discussion of CW-Bali at Item 7. “LIQUIDITY AND CAPITAL RESOURCES - Material Commitments, Expenditures and Contingencies.”

Bulk Segment:

The bulk segment contributed $8,613,523 and $9,676,263 to our income from operations for 2015 and 2014, respectively.

Bulk segment revenues were $31,854,255 and $39,201,011 for 2015 and 2014, respectively. The decrease in bulk revenues from 2014 to 2015 is principally attributable to our Bahamas and Cayman operations, whose revenues decreased by approximately $5,641,000 and $1,532,000, respectively. The 2015 revenue decrease for our bulk operations resulted from significant decreases in the prices of diesel fuel and electricity from 2014 to 2015 that reduced the energy component of our bulk water rates, declines of 13% and 3% in the volumes of water sold by our Bahamas and Cayman operations, respectively, a reallocation of production to the Red Gate plant from the North Sound plant while the North Sound plant was being refurbished, and a reduction in rates charged for water produced from the North Sound Plant under the terms of the two-year operating agreement extension. These lower volumes of water sold by our bulk operations in 2015 reflects (i) the continuing water conservation and loss mitigation efforts of the Water and Sewerage Corporation of the Bahamas; and (ii) a decrease in purchases by the WAC.

Gross profit for our bulk segment was $10,219,466 and $11,281,762 for 2015 and 2014, respectively. Gross profit as a percentage of bulk revenues was approximately 32% for 2015 and 29% for 2014. Total gross profit dollars decreased in 2015 due to maintenance and repairs expenses that exceeded those for 2014 by approximately $363,000 and the lower revenues generated in 2015.

Bulk segment G&A expenses remained consistent at $1,605,943 and $1,605,499 for 2015 and 2014, respectively.

Services Segment:

The services segment incurred losses from operations of ($1,760,895) and ($4,192,334) for 2015 and 2014, respectively. We anticipate that the services segment will continue to incur losses from operations while we continue to fund the project development activities of NSC and/or until such time as we obtain significant new management services or plant construction contracts.

Services segment revenues were $2,007,190 and $2,253,135 for 2015 and 2014, respectively. Services revenues decreased in 2015 due to a decline in procurement services fees of approximately $221,000.

The services segment generated a gross profit of $377,969 in 2015 as opposed to a gross loss in 2014 of ($327,125), as a result of improved gross profit margins for our construction activities.

G&A expenses for the services segment were $2,138,864 and $3,865,209 for 2015 and 2014, respectively. The decrease in G&A expenses for 2015 as compared to 2014 reflects a decrease of approximately $1,534,000 in the project development expenses incurred by NSC, our Mexican subsidiary.

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

We recognized earnings and profit sharing on our investment in OC-BVI for 2014 and 2013 of $414,755 and $1,337,352, respectively. Our earnings from OC-BVI decreased from 2014 to 2013 due to the receipt by OC-BVI during 2013 of approximately $2 million for the remaining unpaid balance awarded in the Baughers Bay litigation. See further discussion of OC-BVI and the Baughers Bay litigation at Note 8 of our Consolidated Financial Statements at Item 8.

Results by Segment

Retail Segment:

The retail segment contributed $977,130 and $1,248,717 to our income from operations for 2014 and 2013, respectively.

Revenues generated by our retail water operations were $24,104,932 and $23,018,498 for 2014 and 2013, respectively. The additional retail revenues we generated in 2014 are attributable to an increase in the gallons of water sold of 3% from 2013 to 2014 for our Cayman Water retail operations and an increase of approximately $328,000 in revenues generated by CW- Bali.

Retail segment gross profit was $12,160,861 (50% of retail revenues) and $12,061,594 (52% of retail revenues) for 2014 and 2013, respectively. The decline in gross profit as a percentage of revenues from 2013 to 2014 is due to higher plant and pipeline maintenance costs for our Cayman operations and a negative gross profit for our Bali operations.

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

Bulk Segment:

The bulk segment contributed $9,676,263 and $10,037,263 to our income from operations for 2014 and 2013, respectively.

Bulk segment revenues were $39,201,011 and $39,960,220 for 2014 and 2013, respectively. The decrease in bulk revenues of approximately $759,000 from 2013 to 2014 is attributable to our Bahamas operations, which generated approximately $2.5 million less in revenues in 2014 than in 2013. The 2014 revenue decrease for our Bahamas operations resulted from a decrease in the volume of water sold (primarily from our Blue Hills plant) to the Water and Sewerage Corporation of the Bahamas (“WSC”). In 2013, the WSC purchased water volumes from our Blue Hills plant that were significantly higher than the minimum amounts they were required to purchase under the water supply agreement for this plant. However, as a result of water conservation and loss mitigation efforts it has conducted since that time, the WSC has significantly reduced the amount of water lost by its distribution system and consequently decreased the volume of water purchased from our Blue Hills plant in 2014 (although the WSC continued to purchase more in 2014 than the contract minimum amount). The decrease in the revenues from our Bahamas operations was partially mitigated by a $1.7 million increase in revenues from our Cayman bulk operations that resulted from a 23% increase in the gallons of water sold. Such incremental sales volumes were due to the temporary closing (for refurbishment) of the one plant owned by the WAC that we no longer operate.

Gross profit for our bulk segment was $11,281,762 and $11,681,132 for 2014 and 2013, respectively. Gross profit as a percentage of bulk revenues was approximately 29% for both 2014 and 2013. The gross profit dollars and gross profit as a percentage of revenues from 2013 to 2014 remained fairly consistent as greater gross profit for our Cayman bulk operations in 2014 mitigated the lower gross profit for our Bahamas bulk operations.

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

Services segment revenues were $2,253,135 and $843,413 for 2014 and 2013, respectively. Services revenues increased from 2013 to 2014 primarily due to construction revenues generated from our contracts with the WAC to refurbish their Lower Valley plant and build a plant on Cayman Brac.

Gross profit for our services segment was ($327,125) and ($236,847) for 2014 and 2013, respectively. The lower gross profit for 2014 reflects a decline in sales of consumables stock to OC-BVI and other outside parties.

G&A expenses for the services segment were $3,865,209 and $3,387,557 for 2014 and 2013, respectively. The increase in G&A expenses for 2014 as compared to 2013 reflects an increase of approximately $544,000 in the project development activities of NSC attributable to a $1.0 million payment on an option agreement to purchase the shares in NSC held by one of its shareholders and a $350,000 payment made to reimburse a construction contractor for pilot testing and water monitoring activities conducted by the contractor on behalf of NSC. Such reimbursement was required due to NSC’s decision not to extend a memorandum of understanding with this contractor. See further discussion of these two payments at Note 9 of the Notes to Consolidated Financial Statements included at Item 8.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity Position

Our projected liquidity requirements for 2016 include capital expenditures for our existing operations of approximately $3.9 million, approximately $7.0 million for debt service on our demand loan payable and approximately $1.2 million for NSC’s project development activities. Our liquidity requirements for 2016 may also include quarterly dividends, if such dividends are declared by our Board. Our dividend payments amounted to approximately $4.4 million for the year ended December 31, 2015.

In May 2014, we obtained financing (the proceeds of which were used to fund NSC’s land purchases in May 2014) in the form of a demand loan payable with an initial principal balance of $10 million. Assuming the loan is not called by the lender, payments on this loan are due quarterly under a five year amortization schedule with the remaining principal balance due on May 14, 2016. This loan bears interest at LIBOR plus 1.5%.

As of December 31, 2015, we had cash and cash equivalents of approximately $44.8 million and working capital of approximately $52.2 million. We are not presently aware of anything that would lead us to believe that we will not have sufficient liquidity to meet our needs for 2016 and thereafter.

In February 2016, we purchased 51% of the equity ownership of Aerex Industries, Inc., a U.S. original equipment manufacturer and service provider of a wide range of products and services applicable to municipal and industrial water treatment, for $7.7 million in cash.

Discussion of Cash Flows for the Year Ended December 31, 2015

Our cash and cash equivalents increased to $44,792,734 as of December 31, 2015 from $35,713,689 as of December 31, 2014.

Cash Flows from Operating Activities

Our operating activities provided net cash of approximately $17.3 million. This net cash provided reflects net income generated for the year of approximately $7.9 million as adjusted for (i) various items included in the determination of net income that do not affect cash flows during the year and (ii) changes in the other components of working capital. The more significant of such items included depreciation and amortization of approximately $5.9 million, a net decrease in accounts receivable of approximately $3.4 million, and a non-cash impairment charge for our investment in OC-BVI of $1,060,000.

Cash Flows from Investing Activities

Net cash used in our investing activities was approximately $2.1 million. We increased the total amount invested in certificates of deposit by $637,538 during the year and purchased property plant and equipment and expended funds on construction in progress in the normal course of business in the aggregate of amount of approximately $3.1 million. We also collected $1.7 million in principal repayments on our notes receivable from the WAC.

Cash Flows from Financing Activities

Our financing activities used approximately $6.2 million in net cash as we paid dividends of approximately $4.4 million and repaid $2.0 million of our demand note payable.

Material Commitments, Expenditures and Contingencies

Retail License

We sell water through our retail operations under a license issued in July 1990 by the Cayman Islands government that grants Cayman Water the exclusive right to provide potable water to customers within its licensed service area. As discussed below, this license was set to expire in July 2010 but has since been extended while negotiations for a new license take place. Pursuant to the license, we have the exclusive right to produce potable water and distribute it by pipeline to our licensed service area which consists of two of the three most populated areas of Grand Cayman, the Seven Mile Beach and West Bay areas. For the years ended December 31, 2015, 2014 and 2013, we generated approximately 40%, 36% and 36%, respectively, of our consolidated revenues and 55%, 53% and 52%, respectively, of our consolidated gross profits from the retail water operations conducted pursuant to Cayman Water’s exclusive license. As discussed later herein, if we are not in default of any of its terms, this license provides us with the right to renew the license on terms that are no less favorable than those that the government offers to any third party.

The license was scheduled to expire in July 2010 but has been extended several times by the Cayman Islands government in order to provide the parties with additional time to negotiate the terms of a new license agreement. The most recent extension of the license was scheduled to expire on December 31, 2015; however, we have been informed by the WAC that our license will be extended through June 30, 2016 and that formal documentation of such extension is in process.

In February 2011, the Water (Production and Supply) Law, 2011 and the Water Authority (Amendment) Law, 2011 (the “New Laws”) were published and enacted. Under the New Laws, the WAC will issue any new license, and such new license could include a rate of return on invested capital model, as discussed in the following paragraph.

Following the enactment of the New Laws, we were advised in correspondence from the Cayman Islands government and the WAC that: (i) the WAC is the principal negotiator, and not the Cayman Islands government, in our license negotiations, and (ii) the WAC has determined that a rate of return on invested capital model (“RCAM”) for the retail license is in the best interest of the public and our customers. RCAM is the rate model currently utilized in the electricity transmission and distribution license granted by the Cayman Islands government to the Caribbean Utilities Company, Ltd. We responded to the Cayman Islands government that we disagreed with its position on these two matters and negotiations for a new license temporarily ceased.

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

The hearing for this judicial review was held on April 1, 2014. Prior to the commencement of the hearing, the parties agreed that the Court should solely be concerned with the interpretation of the statutory provisions. As part of this agreement, the WAC agreed to consider our submissions on the RCAM model and/or alternative models of pricing. In June 2014, the Court determined that: (i) the renewal of the license does not require a public bidding process; and (ii) the WAC is the proper entity to negotiate with us for the renewal of the license.

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

We recommenced license negotiations with the WAC during the third quarter of 2015 based upon a draft RCAM license provided by the WAC. Such license negotiations remain on-going. We are presently unable to determine when such negotiations will be completed or the final outcome of such negotiations.

The Cayman Islands government could ultimately offer a third party a license to service some or all of our present service area. However, as set forth in the existing license, “the Governor hereby agrees that upon the expiry of the term of this Licence or any extension thereof, he will not grant a licence or franchise to any other person or company for the processing, distribution, sale and supply of water within the Licence Area without having first offered such a licence or franchise to the Company on terms no less favourable than the terms offered to such other person or company.”

The resolution of these license negotiations could result in a material reduction of the operating income and cash flows we have historically generated from our retail operations and could require us to record an impairment charge to reduce the $3,499,037 carrying value of our goodwill. Such impairment charge could have a material adverse impact on our results of operations.

We are presently unable to determine what impact the resolution of this matter will have on our cash flows, financial condition or results of operations.

N.S.C. Agua, S.A. de C.V.

In May 2010, we acquired, through our wholly-owned Netherlands subsidiary, Consolidated Water Cooperatief, U.A. (“CW-Cooperatief”) a 50% interest in N.S.C. Agua, S.A. de C.V. (“NSC”), a development stage Mexican company. We have since purchased, through the conversion of a loan we made to NSC, sufficient shares to raise our ownership interest in NSC to 99.9%. NSC was formed to pursue a project (the “Project”) that originally encompassed the construction, operation and minority ownership of a 100 million gallon per day seawater reverse osmosis desalination plant to be located in northern Baja California, Mexico and accompanying pipelines to deliver water to the Mexican potable water system. As discussed in paragraphs that follow, during 2015 the scope of the Project was defined by the State of Baja, California to consist of a first phase consisting of a 50 million gallons per day plant and a pipeline that connects only to the Mexican potable water infrastructure and a second phase consisting of an additional 50 million gallons of production capacity. We believe the Project can be successful due to what we believe is a growing need for a new potable water supply to serve the area of north Baja California, Mexico and (indirectly) Southern California, U.S.

Since its inception NSC has engaged engineering groups with extensive regional and/or technical experience to prepare preliminary designs and cost estimates for the desalination plant and the proposed pipeline and prepare the environmental impact studies for local, state and federal regulatory agencies and has also acquired the land, performed pilot plant and feed water source testing, and evaluated financing alternatives for the Project..

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

Based upon the initial scope of the Project, NSC signed a letter of intent with Otay Water District in Southern California in November 2012 to deliver no less than 20 million and up to 40 million gallons of water per day from the plant to the Otay Water District at the border between Mexico and the U.S. On November 25, 2013, Otay Water District submitted an application to the Department of State of the United States of America for a Presidential Permit authorizing the construction, connection, operation and importation of desalinated seawater at the international boundary between the United States and Mexico in San Diego County, California. We understand that this application is currently being reviewed by the relevant authorities. However, in discussions held in 2015, Mexican federal and state water regulators indicated to us that it is not likely that water produced by the Project would be approved by such regulators for direct sale by NSC to U.S. customers such as the Otay Water District. Instead any additional water ultimately provided to the United States as either a direct or indirect result of the Project would be arranged through third party agreements with Mexican governmental agencies and delivered by the means such agencies deem appropriate, which may or may not include a pipeline from the Project’s plant to the U.S. border.

In November 2012, NSC entered into a lease with an effective term of 20-years from the date of full operation of the desalination plant, with the Comisión Federal de Electricidad for approximately 5,000 square meters of land on which it plans to construct the water intake and discharge works for the plant. The amounts due on this lease are payable in Mexican pesos at an amount that is currently equivalent to approximately $20,000 per month. This lease is cancellable should NSC ultimately not proceed with the Project.

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

In response to our APP Proposal, in September 2015 NSC received a letter dated June 30, 2015 from the Director General of the Comisión Estatal de Agua de Baja California (“CEA”), the State agency with responsibility for the Project. In this letter, CEA stated that (i) in its opinion, the Project is in the public interest with high social benefits and is consistent with the objectives of the State Development Plan and (ii) that the Project and accompanying required public tender process should be conducted On November 6, 2015, the State officially commenced the tender for the Project, which the State has defined as a first phase to be operational in 2019 consisting of a 50 million gallon per day plant and a pipeline that connects to the Mexican potable water infrastructure, and a second phase to be operational in 2024 consisting of an additional 50 million gallons per day of production capacity. The State has set March 23, 2016 as the tender submission date. The State tendering process requires that prospective bidders provide certain legal, technical and financial qualifications in order to obtain the tender document. NSC submitted its qualifications to the State, was deemed qualified by the State and provided the tender documents, and plans to submit its tender on or before the March 23, 2016 deadline.

We have acknowledged since the inception of the Project that, due to the amount of capital the Project requires, we will ultimately need an equity partner or partners for the Project. During the fourth quarter of 2014, we concluded that our chances of successfully completing the Project under the new Public-Private Association legislation would be greatly enhanced through the addition of an equity partner for NSC with substantial financial resources and a history of successful capital project investments in Mexico. In March 2015, NSC entered into a Letter of Intent (“LOI”) with such a potential partner. Pursuant to the LOI, (i) NSC agreed to sell the land and other Project assets to a new company (“Newco”) that will build and own the Project; (ii) NSC’s potential partner will provide the majority of the equity for the Project and thereby will own the majority interest in Newco; (iii) NSC would maintain a minority ownership position in Newco; and (iv) Newco would enter into a long-term management and technical services contract with NSC for the Project. This LOI is no longer valid, as its terms were applicable if and only if NSC and its potential partner were ultimately awarded the Project by early March 2016. However, we expect NSC’s tender submitted to the State will be based upon an agreement with one or more equity partners on terms comparable to those set forth in the LOI.

Included in our consolidated results of operations are general and administrative expenses from NSC, consisting of organizational, legal, accounting, engineering, consulting and other costs relating to NSC’s project development activities. Such expenses amounted to $2.2 million, $3.7 million and $3.2 million for the years ended December 31, 2015, 2014 and 2013, respectively. The assets and liabilities of NSC included in our consolidated balance sheets amounted to approximately $22.0 million and $488,000, respectively, as of December 31, 2015 and approximately $22.0 million and $214,000, respectively, as of December 31, 2014.

Despite the expenditures we have made and the activities we have completed to date, upon completion of the tender process the State may award the Project to a party other than NSC, or the State may decide to cancel the tender process. If NSC is not awarded the Project, the land we have purchased may lose its strategic importance as the site for the Project and consequently may decline in value. If NSC is not awarded the Project we may ultimately be unable to sell this land for amount equal to or in excess of its current carrying value of $20.6 million, and any loss on sale of the land, or impairment charge we may be required to record as a result of a decrease in the fair value of the land, could have a material adverse impact on our results of operations.

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

In October 2015, we learned that EWG has filed a lawsuit against the individual shareholder, NSC, NSA, CW-Cooperatief, Ricardo del Monte Nunez, Carlos Eduardo Ahumada Arruit, Luis de Angitia Becerra, and the Public Registry of Commerce of Tijuana, Baja California in the Civil Court located in Tecate, Baja California, Mexico. However, as of the date of the filing of this report, neither NSC nor CW-Cooperatief has been served with formal process for this lawsuit.

In this lawsuit, EWG is challenging the capital investment transactions that increased our ownership interest in NSC to 99.9%. EWG requested that the court, as a preliminary matter: (a) suspend the effectiveness of the challenged transactions; (b) order public officials in Mexico to record the pendency of the lawsuit in the public records; and (c) appoint an inspector for NSA and NSC to oversee its commercial activities. The court granted, ex-parte, the preliminary relief sought by EWG.

Additionally, EWG is also seeking an order directing: (i) NSA, NSC and CW-Cooperatief to refrain from carrying out any transactions with respect to the Project; and (ii) NSA, NSC and CW-Cooperatief, and the partners thereof, to refrain from transferring any interests in NSA, NSC and CW-Cooperatief. The court has not yet ruled on these requests.

EWG was offered opportunities to invest the capital required to maintain its relative ownership position in NSC in connection with the capital transactions that increased our ownership interest in NSC to 99.9% (i.e. the conversion of our loan to NSC into shares of its common stock), however, EWG consistently elected not to make such capital investments.

We believe that the claims made by EWG are baseless and without merit, and we will vigorously defend NSC and CW-Cooperatief in this litigation, and will seek dismissal of the orders entered by the court and all claims against NSC and CW-Cooperatief. Furthermore, on November 19, 2015, NSC and CW-Cooperatief filed a complaint in the United States District Court, Southern District of New York against EWG and its Managing Partner, based upon our conclusion that lawsuit filed by EWG in Mexico directly breaches a contract dated April 12, 2012 between NSC and CW-Cooperatief, and EWG. We are vigorously pursuing our claims and seeking relief pursuant to this complaint.

We cannot presently determine the outcome of this litigation. However, such litigation could adversely impact our efforts to complete the Project.

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

Windsor Plant Water Supply Agreement

Our subsidiary, CW-Bahamas, provides bulk water to the WSC, which distributes the water through its own pipeline system to residential, commercial and tourist properties on the Island of New Providence. Pursuant to a water supply agreement, we are required to provide the WSC with at least 16.8 million gallons per week of potable water from the Windsor plant. This water supply agreement was scheduled to expire when we delivered the total amount of water required under the agreement in July 2013, but has been extended on a month-to-month basis. At the conclusion of the agreement, the WSC has the option to:

i.	extend the agreement for an additional five years at a rate to be negotiated;
ii.	exercise a right of first refusal to purchase any materials, equipment and facilities that CW-Bahamas intends to remove from the site at a purchase price to be negotiated with CW-Bahamas; or
iii.	require CW-Bahamas to remove all materials, equipment and facilities from the site.

At the request of the government of The Bahamas, we continue to operate and maintain the Windsor plant on a month-to-month basis to provide the government of The Bahamas with additional time to decide whether or not it will extend CW-Bahamas’ water supply agreement for the Windsor plant on a long-term basis. CW-Bahamas generated revenues from the operation of this plant of approximately $5.8 million, $6.2 million and $7.2 million during the years ended December 31, 2015, 2014 and 2013, respectively.

CW-Bali

Through our subsidiary, CW-Bali, we have built and presently operate a seawater reverse osmosis plant with a productive capacity of approximately 790,000 gallons per day located in Nusa Dua, one of the primary tourist areas of Bali, Indonesia. We built this plant based upon our belief that future water shortages in this area of Bali will eventually enable us to sell all of this plant’s production. Our current sales volumes for this plant are not sufficient to cover its operating costs, and CW-Bali’s operating losses were approximately ($484,000), ($458,000) and ($438,000) for the years ended December 31, 2015, 2014 and 2013, respectively. As of December 31, 2015, the capitalized costs for this plant reflected on our consolidated balance sheet were approximately $3.0 million.

In 2015, the Indonesian government passed Regulation 121 which provides a mechanism for governmental regulatory oversight over the utilization of Indonesia’s water resources. Under this new regulation, the approval or cooperation of the local government water utility is required for any water supply contracts executed by non-governmental providers after the effective date of the regulation. Consequently CW-Bali will be required to enter into a cooperation agreement with Bali’s local government water utility, PDAM, or otherwise obtain PDAM’s approval, to supply any new customers. However, we presently have no reason to believe PDAM would not approve any new water supply agreements for CW-Bali.

We are presently seeking a strategic partner to (i) purchase a major portion of our equity ownership in CW-Bali; (ii) lead its sales and marketing efforts; (iii) liaise with PDAM; and (iv) assist with CW-Bali’s on-going funding requirements. We also plan to market the available productive capacity of our Nusa Dua plant to PDAM. If we are not able to obtain a strategic partner for CW-Bali, sell water to PDAM or other new customers, or otherwise significantly increase the revenues generated by our Nusa Dua plant in the future, we will be required to record an impairment charge to reduce the carrying value of CW-Bali’s plant assets to their fair value. Such an impairment charge could have a material adverse impact on our results of operations.

42

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

In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810) - Amendments to the Consolidation Analysis. The amendments in this update require management to reevaluate whether certain legal entities should be consolidated. Specifically, the amendments (1) modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities (“VIEs”) or voting interest entities, (2) eliminate the presumption that a general partner should consolidate a limited partnership, (3) affect the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships, and (4) provide a scope exception from consolidation guidance for reporting entities with interests in legal entities that are required to comply with or operate in accordance with requirements that are similar to those in Rule 2a-7 of the Investment Company Act of 1940 for registered money market funds. The amendments in this update are effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. The adoption of ASU 2015-02 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

In April 2015, the FASB issued ASU 2015-03, Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. ASU 2015-03 provides authoritative guidance related to the presentation of debt issuance costs on the balance sheet, requiring companies to present debt issuance costs as a direct deduction from the carrying value of debt. The amendments in this update are effective for public business entities in fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The new guidance must be applied retrospectively to each prior period presented. The adoption of ASU 2015-03 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

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

In August 2015, the FASB issued ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, which clarifies the treatment of debt issuance costs from line-of-credit arrangements after adoption of ASU 2015-03. The SEC Staff announced they would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The amendment requires retrospective application and represents a change in accounting principle. The amendment becomes effective in fiscal years beginning after December 15, 2015. The adoption of ASU 2015-15 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

In September 2015, the FASB issued ASU 2015-16, Business Combinations: Simplifying the Accounting for Measurement-Period Adjustments, which requires an acquirer to recognize adjustments identified during the measurement period in the reporting period in which the adjustment amounts are determined. The adjustment must include the cumulative effect of the adjustment as if the accounting had been completed on the acquisition date. The update should be applied prospectively and becomes effective January 1, 2016. Early application is permitted. The adoption of ASU 2015-16 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which provides guidance for the recognition, measurement, presentation and disclosure of financial assets and financial liabilities. ASU 2016-01 is effective for fiscal years, and for interim periods within those years, beginning after December 15, 2017 and, for most provisions, is effective using the cumulative-effect transition approach. Early application is permitted for certain provisions. The Company is currently evaluating the effect the adoption of this amendment will have on the Company’s consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which provides guidance for accounting for leases. The new guidance requires companies to recognize the assets and liabilities for the rights and obligations created by leased assets. The accounting guidance for lessors will remain relatively largely unchanged. ASU 2016-02 is effective for annual and interim periods beginning after December 15, 2018. Early adoption is permitted. The Company is currently evaluating the effect the adoption of this amendment will have on the Company’s consolidated financial statements.

Material Expenditures and Commitments

The following table summarizes our contractual obligations as of December 31, 2015:

	Total	2016	2017-2019	2020-2022	2023 and Thereafter
Demand loan payable (1)	$7,045,258	$7,045,258	$-	$-	$-
Employment agreements	3,145,301	1,846,610	1,298,691	-	-
Operating leases	6,453,053	717,874	2,084,211	949,596	2,701,372
Purchase obligations	1,249,704	1,171,368	78,336	-	-
Security deposits	224,827	50,000	124,827	-	50,000
Total	$18,118,143	$10,831,110	$3,586,065	$949,596	$2,751,372

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

Dividends

•	On January 31, 2015, we paid a dividend of $0.075 to shareholders of record on January 1, 2015.
•	On April 30, 2015, we paid a dividend of $0.075 to shareholders of record on April 1, 2015.
•	On July 31, 2015, we paid a dividend of $0.075 to shareholders of record on July 1, 2015.
•	On October 31, 2015, we paid a dividend of $0.075 to shareholders of record on October 1, 2015.
•	On January 31, 2016, we paid a dividend of $0.075 to shareholders of record on January 1, 2016.
•	On February 16, 2016, our Board declared a dividend of $0.075 payable on April 30, 2016 to shareholders of record on April 1, 2016.

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

As of December 31, 2015, we had approximately $5.6 million in loans receivable due from the Water Authority-Cayman. These loans were current as to scheduled principal and interest payments as of December 31, 2015.

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

As a result of our foreign operations, we have revenues and expenses, and assets and liabilities that are denominated in foreign currencies that are subject to variable foreign exchange rates. A 10% hypothetical adverse change in foreign exchange rates applied consistently to our financial instruments subject to foreign exchange risk would result in an increase or decrease in our consolidated net income of approximately $308,000 for the year ended December 31, 2015. A 10% hypothetical adverse change in foreign exchange rates applied variably to our financial instruments subject to foreign exchange risk would result in an increase or decrease in our consolidated net income of approximately $402,000 for the year ended December 31, 2015.

Although operations generally are conducted in the relevant local currency, we also are subject to foreign exchange transaction exposure when our subsidiaries transact business in a currency other than their own functional currency.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Consolidated Water Co. Ltd.

We have audited the accompanying consolidated balance sheets of Consolidated Water Co. Ltd. as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income (loss), stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2015. We also have audited Consolidated Water Co. Ltd.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Consolidated Water Co. Ltd.’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Consolidated Water Co. Ltd. as of December 31, 2015 and 2014, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Consolidated Water Co. Ltd. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ Marcum LLP

Fort Lauderdale, Florida
March 15, 2016

CONSOLIDATED WATER CO. LTD.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2015	2014
ASSETS
Current assets
Cash and cash equivalents	$44,792,734	$35,713,689
Certificate of deposit	5,637,538	5,000,000
Restricted cash	428,203	456,083
Accounts receivable, net	9,529,016	11,773,744
Inventory	1,918,728	1,738,382
Prepaid expenses and other current assets	1,282,660	1,612,860
Current portion of loans receivable	1,841,851	1,726,310
Costs and estimated earnings in excess of billings - construction projects	-	1,090,489
Total current assets	65,430,730	59,111,557
Property, plant and equipment, net	53,743,170	56,396,988
Construction in progress	1,928,610	1,900,016
Inventory, non-current	4,558,374	4,240,977
Loans receivable	3,769,016	5,610,867
Investment in OC-BVI	4,548,271	5,208,603
Intangible assets, net	771,811	927,900
Goodwill	3,499,037	3,499,037
Land held for development	20,558,424	20,558,424
Other assets	2,809,255	3,005,462
Total assets	$161,616,698	$160,459,831

LIABILITIES AND EQUITY
Current liabilities
Accounts payable and other current liabilities	$4,829,535	$5,962,015
Dividends payable	1,177,246	1,190,325
Demand loan payable	7,000,000	9,000,000
Billings in excess of costs and estimated earnings - construction project	189,985	-
Total current liabilities	13,196,766	16,152,340
Other liabilities	224,827	224,827
Total liabilities	13,421,593	16,377,167
Commitments and contingencies
Equity
Consolidated Water Co. Ltd. stockholders' equity
Redeemable preferred stock, $0.60 par value. Authorized 200,000 shares; issued and outstanding 38,804 and 36,840 shares, respectively	23,282	22,104
Class A common stock, $0.60 par value. Authorized 24,655,000 shares; issued and outstanding 14,781,201 and 14,715,899 shares, respectively	8,868,721	8,829,539
Class B common stock, $0.60 par value. Authorized 145,000 shares; none issued	-	-
Additional paid-in capital	84,597,349	83,779,292
Retained earnings	52,084,175	49,000,621
Cumulative translation adjustment	(533,365)	(482,388)
Total Consolidated Water Co. Ltd. stockholders' equity	145,040,162	141,149,168
Non-controlling interests	3,154,943	2,933,496
Total equity	148,195,105	144,082,664
Total liabilities and equity	$161,616,698	$160,459,831

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED WATER CO. LTD.

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2015	2014	2013
Retail revenues	$23,254,757	$24,104,932	$23,018,498
Bulk revenues	31,854,255	39,201,011	39,960,220
Services revenues	2,007,190	2,253,135	843,413
Total revenues	57,116,202	65,559,078	63,822,131

Cost of retail revenues	10,925,634	11,944,071	10,956,904
Cost of bulk revenues	21,634,789	27,919,249	28,279,088
Cost of services revenues	1,629,221	2,580,260	1,080,260
Total cost of revenues	34,189,644	42,443,580	40,316,252
Gross profit	22,926,558	23,115,498	23,505,879
General and administrative expenses	14,458,494	16,654,439	15,844,303
Income from operations	8,468,064	6,461,059	7,661,576

Other income (expense):
Interest income	1,013,252	1,440,631	826,570
Interest expense	(269,090)	(488,770)	(484,057)
Profit sharing income from OC-BVI	105,300	111,375	357,636
Equity in earnings of OC-BVI	294,368	303,380	979,716
Impairment of investment in OC-BVI	(1,060,000)	(860,000)	(200,000)
Other	(626,400)	(203,135)	7,048
Other income (expense), net	(542,570)	303,481	1,486,913
Net income	7,925,494	6,764,540	9,148,489
Income attributable to non-controlling interests	406,793	499,182	553,970
Net income attributable to Consolidated Water Co. Ltd. stockholders	$7,518,701	$6,265,358	$8,594,519

Basic earnings per common share attributable to Consolidated Water Co. Ltd. common stockholders	$0.51	$0.43	$0.59
Diluted earnings per common share attributable to Consolidated Water Co. Ltd. common stockholders	$0.51	$0.42	$0.58
Dividends declared per common share	$0.30	$0.30	$0.30

Weighted average number of common shares used in the determination of:
Basic earnings per share	14,741,748	14,697,896	14,633,884
Diluted earnings per share	14,827,755	14,764,323	14,703,880

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED WATER CO. LTD.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
	2015	2014	2013
Net income	$7,925,494	$6,764,540	$9,148,489
Other comprehensive income (loss)
Foreign currency translation adjustment	(53,660)	(10,953)	(480,614)
Total other comprehensive income (loss)	(53,660)	(10,953)	(480,614)
Comprehensive income	7,871,834	6,753,587	8,667,875
Comprehensive income attributable to non-controlling interests	404,110	498,634	529,939
Comprehensive income attributable to Consolidated Water Co. Ltd. stockholders	$7,467,724	$6,254,953	$8,137,936

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED WATER CO. LTD.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Redeemable preferred stock		Common stock		Additional paid-in	Retained	Cumulative translation	Non-controlling	Total stockholders’
	Shares	Dollars	Shares	Dollars	capital	earnings	adjustment	interests	equity
Balance as of December 31, 2012	30,265	$18,159	14,593,011	$8,755,807	$82,467,421	$42,965,179	$(15,400)	$1,927,214	$136,118,380
Issue of share capital	10,180	6,108	25,111	15,067	196,698	-	-	-	217,873
Conversion of preferred stock	(4,720)	(2,832)	4,720	2,832	-	-	-	-	-
Buyback of preferred stock	(521)	(313)	-	-	(3,952)	-	-	-	(4,265)
Net income	-	-	-	-	-	8,594,519	-	553,970	9,148,489
Exercise of options	2,204	1,323	63,355	38,012	474,747	-	-	-	514,082
Dividends declared	-	-	-	-	-	(4,404,150)	-	-	(4,404,150)
Foreign currency translation adjustment	-	-	-	-	-	-	(456,583)	(24,031)	(480,614)
Capital contribution	-	-	-	-	-	-	-	142,105	142,105
Stock-based compensation	-	-	-	-	246,473	-	-	-	246,473
Balance as of December 31, 2013	37,408	22,445	14,686,197	8,811,718	83,381,387	47,155,548	(471,983)	2,599,258	141,498,373
Issue of share capital	5,957	3,574	18,294	10,976	244,787	-	-	-	259,337
Conversion of preferred stock	(4,756)	(2,854)	4,756	2,854	-	-	-	-	-
Buyback of preferred stock	(1,822)	(1,093)	-	-	(12,569)	-	-	-	(13,662)
Net income	-	-	-	-	-	6,265,358	-	499,182	6,764,540
Exercise of options	53	32	6,652	3,991	49,113	-	-	-	53,136
Dividends declared	-	-	-	-	-	(4,420,285)	-	(164,396)	(4,584,681)
Foreign currency translation adjustment	-	-	-	-	-	-	(10,405)	(548)	(10,953)
Stock-based compensation	-	-	-	-	116,574	-	-	-	116,574
Balance as of December 31, 2014	36,840	22,104	14,715,899	8,829,539	83,779,292	49,000,621	(482,388)	2,933,496	144,082,664
Issue of share capital	8,615	5,169	10,514	6,308	131,741	-	-	-	143,218
Conversion of preferred stock	(7,195)	(4,317)	7,195	4,317	-	-	-	-	-
Buyback of preferred stock	(748)	(449)	-	-	(5,565)	-	-	-	(6,014)
Net income	-	-	-	-	-	7,518,701	-	406,793	7,925,494
Exercise of options	1,292	775	47,593	28,557	427,431	-	-	-	456,763
Dividends declared	-	-	-	-	-	(4,435,147)	-	(182,663)	(4,617,810)
Foreign currency translation adjustment	-	-	-	-	-	-	(50,977)	(2,683)	(53,660)
Stock-based compensation	-	-	-	-	264,450	-	-	-	264,450
Balance as of December 31, 2015	38,804	$23,282	14,781,201	$8,868,721	$84,597,349	$52,084,175	$(533,365)	$3,154,943	$148,195,105

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED WATER CO. LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2015	2014	2013
Cash flows from operating activities
Net income	$7,925,494	$6,764,540	$9,148,489
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,657,580	5,524,359	5,472,116
Amortization of other assets	179,353	179,353	179,353
Land lease	23,014	25,968	27,371
Provision for doubtful accounts	-	-	32,933
Compensation expense relating to stock and stock option grants	407,668	202,454	381,976
Net loss on disposal of fixed assets	32,566	77,495	14,562
Foreign currency transaction adjustment	420,641	107,839	245,684
Profit sharing and equity in earnings of OC-BVI	(399,668)	(414,755)	(1,337,352)
Impairment losses	1,060,000	860,000	200,000
Unrealized gain on marketable securities	-	-	(17,137)
Change in:
Accounts receivable and Costs and estimated earnings in excess of billings	3,402,728	5,988,523	(6,387,462)
Inventory	(732,588)	(566,928)	(65,637)
Prepaid expenses and other assets	276,116	423,893	(137,563)
Accounts payable and other liabilities and Billings in excess of costs and estimated earnings - construction project	(933,118)	(987,880)	1,622,611
Net cash provided by operating activities	17,319,786	18,184,861	9,379,944

Cash flows from investing activities
Purchase of certificate of deposit	(5,637,538)	(5,000,000)	-
Maturity of certificate of deposit	5,000,000	-	-
Additions to property, plant and equipment and construction in progress	(3,113,565)	(3,626,278)	(4,315,389)
Proceeds from sale of equipment	10,160	13,620	13,740
Distribution of earnings from OC-BVI	-	969,600	1,439,250
Collections on loans receivable	1,726,310	1,691,102	1,812,533
Sale of marketable securities	-	8,587,475	-
Payment for land held for development	-	(7,382,858)	(3,125,566)
Payment of land purchase obligation	-	(10,050,000)	-
Restriction on cash balance	(42,716)	(456,083)	-
Net cash used in investing activities	(2,057,349)	(15,253,422)	(4,175,432)

Cash flows from financing activities
Dividends paid to CWCO common shareholders	(4,417,534)	(4,407,249)	(4,388,708)
Dividends paid to CWCO preferred shareholders	(11,881)	(11,528)	(10,383)
Dividends paid to non-controlling interests	(201,473)	(164,396)	-
Repurchase of redeemable preferred stock	(6,014)	(13,077)	9,313
Proceeds received from exercise of stock options	456,763	52,551	500,505
Principal repayments of long term debt	-	(5,301,327)	(1,724,025)
Capital contribution from non-controlling interest	-	-	142,105
Proceeds received from demand loan payable	-	10,000,000	-
Repayments of demand loan payable	(2,000,000)	(1,000,000)	-
Net cash used in financing activities	(6,180,139)	(845,026)	(5,471,193)
Effect of exchange rate changes on cash	(3,253)	760	542
Net increase (decrease) in cash and cash equivalents	9,079,045	2,087,173	(266,139)
Cash and cash equivalents at beginning of period	35,713,689	33,626,516	33,892,655
Cash and cash equivalents at end of period	$44,792,734	$35,713,689	$33,626,516

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED WATER CO. LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Principal activity

Consolidated Water Co. Ltd., and its subsidiaries (collectively, the “Company”) use reverse osmosis technology to produce potable water from seawater. The Company processes and supplies water to its customers in the Cayman Islands, Belize, The Bahamas, the British Virgin Islands and Indonesia. The Company sells water to a variety of customers, including public utilities, commercial and tourist properties, residential properties and government facilities. The base price of water supplied by the Company, and adjustments thereto, are determined by the terms of a retail license and bulk water supply contracts which provide for adjustments based upon the movement in the government price indices specified in the license and contracts as well as monthly adjustments for changes in the cost of energy. The Company also provides engineering and design services for water plant construction, and manages and operates water plants owned by others.

2. Accounting policies

Basis of preparation: The consolidated financial statements presented are prepared in accordance with the accounting principles generally accepted in the United States of America.

Use of estimates: The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant items subject to estimates and assumptions include the carrying value of property, plant and equipment, intangible assets, goodwill and the fair value of the Company’s investment in its affiliate. Actual results could differ significantly from such estimates.

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

Foreign currency: The Company’s reporting currency is the United States dollar (“US$”). The functional currency of the Company and its foreign operating subsidiaries (other than NSC and CW-Cooperatief) is the currency for each respective country. The functional currency for NSC is the US$. The exchange rates between the Cayman Islands dollar, the Belize dollar, the Bahamian dollar are fixed to the US$. CW-Cooperatief conducts business in US$ and euros, CW-Bali conducts business in US$ and Indonesian rupiahs, and NSC conducts business in US$ and Mexican pesos. The exchange rates for conversion of euros, rupiahs and Mexican pesos into US$ vary based upon market conditions. Net foreign currency gains (losses) arising from transactions conducted in foreign currencies were ($485,291), ($111,409) and ($197,396) for the years ended December 31, 2015, 2014 and 2013, respectively, and are included in “Other income (expense)” in the consolidated statements of income.

Comprehensive income: Comprehensive income (loss) is defined as the change in equity during a period from transactions and other events from non-owner sources. Comprehensive income (loss) is the total of net income and other comprehensive income (loss) which, for the Company, is comprised entirely of foreign currency translation adjustments related to CW-Bali.

Cash and cash equivalents: Cash and cash equivalents consist of demand deposits at banks and highly liquid deposits at banks with an original maturity of three months or less. Cash and cash equivalents as of December 31, 2015 and December 31, 2014 include $13.6 million and $3.0 million, respectively, of certificates of deposits with an original maturity of three months or less.

As of December 31, 2015, the Company had deposits in U.S. banks in excess of federally insured limits of approximately $1.9 million. As of December 31, 2015, the Company held cash in foreign bank accounts of approximately $44.4 million.

Transfers from the Company’s Bahamas and Belize bank accounts to Company bank accounts in other countries require the approval of the Central Bank of the Bahamas and Belize, respectively. As of December 31, 2015, the equivalent United States dollar cash balances for deposits held in the Bahamas and Belize were approximately $23.2 million and $4.2 million, respectively. The $23.2 million Bahamas balance includes the Company’s certificate of deposit balance of approximately $5.6 million.

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

Construction in progress: Interest costs directly attributable to the acquisition and construction of qualifying assets, which are assets that necessarily take a substantial period of time to be ready for their intended use, are added to the cost of those assets until such time as the assets are substantially ready for use. No interest was capitalized during the years ended December 31, 2015, 2014 or 2013.

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

For the years ended December 31, 2015 and 2014, the Company estimated the fair value of its reporting units by applying the discounted cash flow method, the subject company stock price method, the guideline public company method, and the mergers and acquisitions method.

The discounted cash flow method relied upon seven-year discrete projections of operating results, working capital and capital expenditures, along with a terminal value subsequent to the discrete period. These seven-year projections were based upon historical and anticipated future results, general economic and market conditions, and considered the impact of planned business and operational strategies. The discount rates for the calculations represented the estimated cost of capital for market participants at the time of each analysis. In preparing these seven-year projections for its retail unit, the Company (i) identified possible outcomes of its on-going negotiations with the Cayman Islands government for the renewal of its retail license; (ii) estimated the cash flows associated with each possible outcome; and (iii) assigned a probability to each outcome and associated estimated cash flows. The weighted average estimated cash flows were then summed to determine the overall fair value of the retail unit under this method. The possible outcomes used for the discounted cash flow method for the retail unit included the implementation of a rate of return on invested capital model, the methodology proposed by Cayman Islands government representatives for the new retail license.

The Company also estimated the fair value of each of its reporting units for the years ended December 31, 2015 and 2014 through reference to the quoted market prices for the Company and guideline companies and the market multiples implied by guideline merger and acquisition transactions.

The Company weighted the fair values estimated for each of its reporting units under each method and summed such weighted fair values to estimate the overall fair value for each reporting unit. The respective weightings the Company applied to each method as of December 31, 2015 were consistent with those used as of December 31, 2014 and were as follows:

	2015		2014
Method	Retail	Bulk	Retail	Bulk
Discounted cash flow	50%	50%	50%	50%
Subject company stock price	30%	30%	30%	30%
Guideline public company	10%	10%	10%	10%
Mergers and acquisitions	10%	10%	10%	10%
	100%	100%	100%	100%

The fair values the Company estimated for its retail and bulk units exceeded their carrying amounts by 72% and 20%, respectively, as of December 31, 2015. The fair values the Company estimated for its retail and bulk units exceeded their carrying amounts by 36% and 29%, respectively, as of December 31, 2014.

The Company also performed an analysis reconciling the conclusions of value for its reporting units to its market capitalization at October 1, 2015. This reconciliation resulted in an implied control premium for our Company of 5%.

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

Other assets: Under the terms of CW-Bahamas’ contract with the Water and Sewerage Corporation of The Bahamas to supply water from its Blue Hills desalination plant, CW-Bahamas was required to reduce the amount of water lost by the public water distribution system on New Providence Island, The Bahamas, over a one year period by 438 million gallons, a requirement CW Bahamas met during 2007. The Company was solely responsible for the engineering, labor and materials costs incurred to effect the reduction in lost water, which were capitalized and are being amortized on a straight-line basis over the original remaining life of the Blue Hills contract. Such costs are included in other assets and aggregated approximately $3.5 million as of December 31, 2015 and 2014. Accumulated amortization for these costs was approximately $1.6 million and $1.4 million as of December 31, 2015 and 2014, respectively.

Other liabilities: Other liabilities consist of security deposits received from large customers as security for trade receivables.

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

Comparative amounts: Certain amounts presented in the financial statements previously issued for 2014 and 2013 have been reclassified to conform to the current year’s presentation. Amounts shown in the statement of cash flows for 2014 totaling approximately $1.1 million relating to costs and estimated earnings in excess of billings – construction project were reclassified from investing activities to operating activities. Amounts shown in the statement of cash flows for 2013 as effect of exchange rate changes on cash totaling approximately $364,000 were reclassified to operating activities.

3. Cash and cash equivalents

Cash and cash equivalents are not restricted by the terms of the Company’s bank accounts as to withdrawal or use. As of December 31, 2015 and 2014, the equivalent United States dollars are denominated in the following currencies:

	December 31,
	2015	2014
Bank accounts:
United States dollar	$10,961,159	$7,809,107
Cayman Islands dollar	10,590,207	4,274,025
Bahamian dollar	1,983,236	6,822,761
Belize dollar	4,213,923	3,658,705
Bermudian dollar	4,571	5,507
Mexican Peso	27,872	53,203
Euro	23,819	30,291
Singapore dollar	25,879	27,641
Indonesian Rupiah	40,483	78,991
	27,871,149	22,760,231

Short term deposits:
United States dollar	1,307,337	474,728
Bahamian dollar	15,614,248	12,478,730
	16,921,585	12,953,458
Total cash and cash equivalents	$44,792,734	$35,713,689

Transfers from the Company’s Bahamas and Belize bank accounts to Company bank accounts in other countries require the approval of the Central Bank of the Bahamas and Belize, respectively.

4. Accounts receivable

	December 31
	2015	2014
Trade accounts receivable	$8,235,514	$10,722,177
Receivable – construction project	521,250	415,305
Receivable from OC-BVI	45,118	49,154
Other accounts receivable	920,472	780,446
	9,722,354	11,967,082
Allowance for doubtful accounts	(193,338)	(193,338)
	$9,529,016	$11,773,744

The activity for the allowance for doubtful accounts consisted of:

	December 31
	2015	2014
Opening allowance for doubtful accounts	$193,338	$223,043
Provision for doubtful accounts	-	-
Accounts written off during the year	-	(29,705)
Ending allowance for doubtful accounts	$193,338	$193,338

Significant concentrations of credit risk are disclosed in Note 20.

5. Inventory

	December 31,
	2015	2014
Water stock	$27,670	$38,353
Consumables stock	152,350	204,180
Spare parts stock	6,297,082	5,736,826
Total inventory	6,477,102	5,979,359
Less current portion	1,918,728	1,738,382
Inventory (non-current)	$4,558,374	$4,240,977

6. Loans receivable

	December 31,
	2015	2014
All loans receivable are due from the Water Authority-Cayman and consisted of:
Two loans originally aggregating $10,996,290, bearing interest at 6.5% per annum, receivable in aggregate monthly installments of $124,827 to June 2019, and secured by the machinery and equipment of the North Side Water Works plant.	$4,678,355	$5,831,504
Two loans originally aggregating $3,671,039, bearing interest at 6.5% per annum, receivable in aggregate monthly installments of $54,513 to June 2017, and secured by the machinery and equipment of the Red Gate plant.	932,512	1,505,673
Total loans receivable	5,610,867	7,337,177
Less current portion	1,841,851	1,726,310
Loans receivable, excluding current portion	$3,769,016	$5,610,867

7. Property, plant and equipment and construction in progress

	December 31,
	2015	2014
Land	$3,223,361	$3,223,361
Buildings	18,437,758	18,462,770
Plant and equipment	63,733,553	61,679,293
Distribution system	31,726,766	31,481,048
Office furniture, fixtures and equipment	3,210,819	3,159,699
Vehicles	1,384,294	1,273,803
Leasehold improvements	260,519	260,519
Lab equipment	157,851	28,743
	122,134,921	119,569,236
Less accumulated depreciation	68,391,751	63,172,248
Property, plant and equipment, net	$53,743,170	$56,396,988
Construction in progress	$1,928,610	$1,900,016

As of December 31, 2015, the Company had outstanding capital commitments of $563,551. The Company maintains insurance for loss or damage to all fixed assets that it deems susceptible to loss. The Company does not insure its underground distribution system as the Company considers the possibility of material loss or damage to this system to be remote. During the years ended December 31, 2015 and 2014, $2,694,733 and $2,693,622, respectively, of construction in progress was placed in service. Depreciation expense was $5,501,491, $5,355,771, and $5,113,589 for the years ended December 31, 2015, 2014 and 2013, respectively.

8. Investment in OC-BVI

The Company owns 50% of the outstanding voting common shares and a 43.53% equity interest in the profits of Ocean Conversion (BVI) Ltd. (“OC-BVI”). The Company also owns certain profit sharing rights in OC-BVI that raise its effective interest in the profits of OC-BVI to approximately 45%. Pursuant to a management services agreement, OC-BVI pays the Company monthly fees for certain engineering and administrative services. OC-BVI’s sole customer is the Ministry of Communications and Works of the Government of the British Virgin Islands (the “Ministry”) to which it sells bulk water.

The Company’s equity investment in OC-BVI amounted to $4,548,271 and $5,208,603 as of December 31, 2015 and 2014, respectively.

Until 2009, substantially all of the water sold by OC-BVI to the Ministry was supplied by one desalination plant with a capacity of 1.7 million gallons per day located at Baughers Bay, Tortola (the “Baughers Bay plant”). As discussed later in this Note (see “Baughers Bay litigation”), the BVI government assumed the operating responsibilities for the Baughers Bay plant in March 2010. During 2007, OC-BVI completed the construction of a desalination plant with a capacity of 720,000 gallons per day located at Bar Bay, Tortola (the “Bar Bay plant”). OC-BVI began selling water to the Ministry from this plant in January 2009 and on March 4, 2010, OC-BVI and the BVI government executed a seven-year contract for the Bar Bay plant (the “Bar Bay agreement”). Under the terms of the Bar Bay agreement, OC-BVI delivers up to 600,000 gallons of water per day to the BVI government from the Bar Bay plant. The Bar Bay agreement includes a seven-year extension option exercisable by the BVI government and required OC-BVI to complete a storage reservoir on a BVI government site by no later than March 4, 2011. OC-BVI has not commenced construction of this storage reservoir due to the BVI government’s failure to pay (i) the full amount of invoices for the water provided by the Bar Bay plant on a timely basis; and (ii) the full amount ordered pursuant to a court ruling relating to the Baughers Bay litigation(see discussion that follows).

Summarized financial information for OC-BVI is as follows:

	December 31,
	2015	2014
Current assets	$4,323,792	$2,547,542
Non-current assets	4,682,650	5,297,904
Total assets	$9,006,442	$7,845,446

	December 31,
	2015	2014
Current liabilities	$584,116	$427,269
Non-current liabilities	1,650,252	1,393,200
Total liabilities	$2,234,368	$1,820,469

	Year Ended December 31,
	2015	2014	2013
Revenues	$4,143,882	$4,679,829	$4,711,091
Cost of revenues	2,261,973	2,833,007	2,886,820
Gross profit	1,881,909	1,846,822	1,824,271
General and administrative expenses	958,364	940,072	957,743
Income from operations	923,545	906,750	866,528
Other income (expense), net (1)	(176,448)	(188,751)	1,411,932
Net income	747,097	717,999	2,278,460
Income (loss) attributable to non-controlling interests	70,854	21,045	27,793
Net income attributable to controlling interests	$676,243	$696,954	$2,250,667

(1)	Other income (expense), net, includes $2,000,000 for the year ended December 31, 2013 in award amounts received under the Court ruling for the Baughers Bay litigation.

The Company recognized $294,369, $303,380 and $979,716 in earnings from its equity investment in OC-BVI for the years ended December 31, 2015, 2014 and 2013, respectively. The Company recognized $105,300, $111,375 and $357,636 in profit sharing income from its profit sharing agreement with OC-BVI for the years ended December 31, 2015, 2014 and 2013, respectively.

For the years ended December 31, 2015, 2014, and 2013, the Company recognized $528,346, $747,340, and $784,626, respectively, in revenues from sales of consumable stock and its management services agreement with OC-BVI, which is included in services revenues in the accompanying consolidated statement of income. Amounts payable by OC-BVI to the Company were $23,803 and $33,707 as of December 31, 2015 and 2014, respectively. The Company’s remaining unamortized balance recorded for this management services agreement, which is reflected as an intangible asset on the consolidated balance sheet, was approximately $106,000 and $196,000 as of December 31, 2015 and 2014, respectively (see Note 10).

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

In June 2012, the Appellate Court issued the final ruling with respect to the Baughers Bay litigation. This ruling dismissed the BVI government’s appeal against the previous judgment of the Court awarding $10.4 million for the water supplied, and also awarded OC-BVI compensation for improvements made to the plant in the amount equal to the difference between (i) the value of the Baughers Bay plant at the date OC-BVI transferred possession of the plant to the BVI government and (ii) $1.42 million (the purchase price for the Baughers Bay plant under the 1990 Agreement). OC-BVI was also awarded all of its court costs at the trial level and two-thirds of such costs incurred on appeal. Prior to the final ruling, the BVI government had paid only $5.0 of the original $10.4 million, and the remaining $5.4 million amount due had increased to approximately $6.7 million by the fourth quarter of 2012 due to the court costs awarded by the Appellate Court and the accrued interest due on the aggregate unpaid balance. The BVI government paid OC-BVI $4.7 million of this amount during the fourth quarter of 2012 and the remaining $2.0 million in January 2013. These amounts paid by the BVI government were recognized in OC-BVI’s earnings in the periods in which they were received. To date, OC-BVI and the BVI government have not reached an agreement on the value of the plant at the date it was transferred to the BVI government. However, during the first quarter of 2015, OC-BVI and the BVI government appointed a mutually approved appraiser to complete a valuation of the Baughers Bay plant in accordance with the Appellate Court ruling, and such valuation is presently in process.

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

As of December 31, 2014, the Company determined that the carrying value of its investment in OC-BVI exceeded its fair value and recorded an impairment charge of $860,000 for the three months ended December 31, 2014.

As of March 31, 2015, June 30, 2015, September 30, 2015, and December 31, 2015, after updating its probability-weighted estimates of OC-BVI’s future cash flows and its resulting estimate of the fair value of its investment in OC-BVI, the Company determined that the carrying value of its investment in OC-BVI exceeded its fair value and recorded impairment losses on this investment of $310,000, $275,000, $225,000 and $250,000 for the three months ended March 31, 2015, June 30, 2015, September 30, 2015, and December 31, 2015, respectively. The resulting carrying value of the Company’s investment in OC-BVI of approximately $4.5 million as of December 31, 2015 assumes that the BVI government will honor its obligations under the Bar Bay agreement and also assumes (on a probability-weighted basis) that (i) the BVI government will exercise its option to extend the Bar Bay agreement for seven years beyond its initial term, which expires March 4, 2017, and (ii) OC-BVI will receive the pending amount (as estimated by the Company) awarded by the Eastern Caribbean Court of Appeals for the value of the Baughers Bay plant previously transferred by OC-BVI to the BVI government.

The $4.5 million carrying value of the Company’s investment in OC-BVI as of December 31, 2015 exceeds the Company’s underlying equity in OC-BVI’s net assets by approximately $900,000. The Company accounts for this excess as goodwill. The BVI government is OC-BVI’s sole customer and substantially all of OC-BVI’s revenues are generated from its Bar Bay plant. As the Bar Bay agreement matures to its March 4, 2017 expiration date, and OC-BVI receives the pending court award amount assumed due for the value of the Baughers Bay plant, OC-BVI’s expected future cash flows, and therefore its fair value computed under the discounted cash flow method, will decrease. Unless OC-BVI obtains an extension or modification of its Bar Bay agreement that results in a significant increase in the estimated future cash flows from its Bar Bay plant, the Company will be required to record impairment losses during 2016 to reduce the carrying value of its investment in OC-BVI to its then current fair value. These impairment losses will, in the aggregate, at least equal the underlying $900,000 in goodwill reflected in the carrying value of the Company’s investment in OC-BVI. The losses the Company records for its investment in OC-BVI in the future will exceed this $900,000 if OC-BVI ultimately ceases operations at its Bar Bay plant, as OC-BVI will be required to record an impairment loss to reduce the carrying value of its Bar Bay plant to its then estimated fair value. OC-BVI’s aggregate carrying value of the assets that comprise its Bar Bay plant was approximately $4.4 million as of December 31, 2015. Future impairment losses for the Company’s investment in OC-BVI and the Company’s equity in any future operating losses incurred by OC-BVI could have a material adverse impact on the Company’s results of operations.

9. N.S.C. Agua, S.A. de C.V.

In May 2010, the Company acquired, through its wholly-owned Netherlands subsidiary, CW-Cooperatief, a 50% interest in NSC, a development stage Mexican company. The Company has since purchased, through the conversion of a loan it made to NSC, sufficient shares to raise its ownership interest in NSC to 99.9%. NSC was formed to pursue a project (the “Project”) that originally encompassed the construction, operation and minority ownership of a 100 million gallon per day seawater reverse osmosis desalination plant to be located in northern Baja California, Mexico and accompanying pipelines to deliver water to the Mexican potable water system. As discussed in paragraphs that follow, during 2015 the scope of the Project was defined by the State of Baja, California to consist of a first phase consisting of a 50 million gallons per day plant and a pipeline that connects only to the Mexican potable water infrastructure and a second phase consisting of an additional 50 million gallons of production capacity.

Since its inception NSC has engaged engineering groups with extensive regional and/or technical experience to prepare preliminary designs and cost estimates for the desalination plant and the proposed pipeline and prepare the environmental impact studies for local, state and federal regulatory agencies, and has also acquired the land, performed pilot plant and feed water source testing, and evaluated financing alternatives for the Project.

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

Based upon the original scope of the Project, NSC signed a letter of intent with Otay Water District in Southern California in November 2012 to deliver no less than 20 million and up to 40 million gallons of water per day from the Project’s plant to the Otay Water District at the border between Mexico and the U.S. On November 25, 2013, Otay Water District submitted an application to the Department of State of the United States of America for a Presidential Permit authorizing the construction, connection, operation and importation of desalinated seawater at the international boundary between the United States and Mexico in San Diego County, California. The Company understands that this application is currently being reviewed by the relevant authorities. However, in discussions held in 2015, Mexican federal and state water regulators have indicated to the Company that it is not likely that water produced by the Project would be approved by such regulators for direct sale by NSC to U.S. customers such as the Otay Water District. Instead any additional water ultimately provided to the United States as either a direct or indirect result of the Project would be arranged through third party agreements with Mexican governmental agencies and delivered by the means such agencies deem appropriate, which may or may not include a pipeline from the Project’s plant to the U.S. border.

In November 2012, NSC entered into a lease with an effective term of 20-years from the date of full operation of the desalination plant, with the Comisión Federal de Electricidad for approximately 5,000 square meters of land on which it plans to construct the water intake and discharge works for the plant. The amounts due on this lease are payable in Mexican pesos at an amount that is currently equivalent to approximately $20,000 per month. This lease is cancellable should NSC ultimately not proceed with the Project.

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

In response to its APP Proposal, in September 2015 NSC received a letter dated June 30, 2015 from the Director General of the Comisión Estatal de Agua de Baja California (“CEA”), the State agency with responsibility for the Project. In this letter, CEA stated that (i) in its opinion, the Project is in the public interest with high social benefits and is consistent with the objectives of the State Development Plan and (ii) that the Project should proceed and the required public tender should be conducted. On November 6, 2015, the State officially commenced the tender for the Project, the scope of which the State has defined as a first phase to be operational in 2019 consisting of a 50 million gallons per day plant and a pipeline that connects to the Mexican potable water infrastructure and a second phase to be operational in 2024 consisting of an additional 50 million gallons per day of production capacity. The State has set March 23, 2016 as the tender submission date. The State tendering process requires that prospective bidders provide certain legal, technical and financial qualifications in order to obtain the tender documents. NSC provided its qualifications, was deemed qualified by the State and obtained the tender documents, and plans to submit its tender on or before the March 23, 2016 deadline.

The Company has acknowledged since the inception of the Project that, due to the amount of capital the Project requires, NSC will ultimately need an equity partner or partners for the Project. During the fourth quarter of 2014, the Company concluded that its chances of successfully completing the Project under the new Public-Private Association legislation would be greatly enhanced through the addition of an equity partner for NSC with substantial financial resources and a history of successful capital project investments in Mexico. In March 2015, NSC entered into a Letter of Intent (“LOI”) with such a potential partner. Pursuant to the LOI, (i) NSC agreed to sell the land and other Project assets to a new company (“Newco”) that would build and own the Project; (ii) NSC’s potential partner would provide the majority of the equity for the Project and thereby would own the majority interest in Newco; (iii) NSC would maintain a minority ownership position in Newco; and (iv) Newco would enter into a long-term management and technical services contract with NSC for the Project. The LOI is no longer valid, as its terms were applicable if and only if NSC and its potential partner were awarded the Project by early March 2016. However, the Company expects NSC’s tender submitted to the State will be based upon an agreement with one or more equity partners on terms similar to those set forth in the LOI.

Included in the Company’s consolidated results of operations are general and administrative expenses from NSC, consisting of organizational, legal, accounting, engineering, consulting and other costs relating to NSC’s project development activities. Such expenses amounted to $2.2 million, $3.7 million, and $3.2 million for the years ended December 31, 2015, 2014 and 2013, respectively. The assets and liabilities of NSC included in the Company’s consolidated balance sheets amounted to approximately $22.0 million and $488,000, respectively, as of December 31, 2015 and approximately $22.0 million and $214,000, respectively, as of December 31, 2014.

The Company expects to incur additional project development costs on behalf of NSC during 2016.

Despite the expenditures the Company has made and the activities it has completed to date, upon completion of the tender process the State may award the Project to a party other than NSC, or the State may cancel the tender process. If NSC is not awarded the Project, the land NSC has purchased may lose its strategic importance as the site for the Project and consequently may decline in value. If NSC is not awarded the Project NSC may ultimately be unable to sell this land for amount equal to or in excess of its current carrying value of $20.6 million, and any loss on sale of the land, or impairment charge the Company may be required to record as a result of a decrease in the fair value of the land, could have a material adverse impact on its results of operations.

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

In October 2015, the Company learned that EWG has filed a lawsuit against the individual shareholder, NSC, NSA, CW-Cooperatief, Ricardo del Monte Nunez, Carlos Eduardo Ahumada Arruit, Luis de Angitia Becerra, and the Public Registry of Commerce of Tijuana, Baja California in the Civil Court located in Tecate, Baja California, Mexico. However, as of the date of the filing of this report, neither NSC nor CW-Cooperatief has been served with formal process for this lawsuit.

In this lawsuit, EWG is challenging the capital investment transactions that increased the Company’s ownership interest in NSC to 99.9%. EWG requested that the court, as a preliminary matter: (a) suspend the effectiveness of the challenged transactions; (b) order public officials in Mexico to record the pendency of the lawsuit in the public records; and (c) appoint an inspector for NSA and NSC to oversee its commercial activities. The court granted, ex-parte, the preliminary relief sought by EWG.

Additionally, EWG is also seeking an order directing: (i) NSA, NSC and CW-Cooperatief to refrain from carrying out any transactions with respect to the Project; and (ii) NSA, NSC and CW-Cooperatief, and the partners thereof, to refrain from transferring any interests in NSA, NSC and CW-Cooperatief. The court has not yet ruled on these requests.

The Company believes that the claims made by EWG are baseless and without merit, and will vigorously defend NSC and CW-Cooperatief in this litigation, and will seek dismissal of the orders entered by the court and all claims against NSC and CW-Cooperatief. Furthermore, on November 19, 2015, NSC and CW-Cooperatief filed a complaint in the United States District Court, Southern District of New York against EWG and its Managing Partner, based upon the Company’s conclusion that lawsuit filed by EWG in Mexico directly breaches a contract dated April 12, 2012 between NSC and CW-Cooperatief, and EWG. The Company is vigorously pursuing its claims and seeking relief pursuant to this complaint.

The Company cannot presently determine the outcome of this litigation. However, such litigation could adversely impact the Company’s efforts to complete the Project.

Mexico tax authority

The Mexico tax authority, the Servicio de Administracion Tributaria (“SAT”), assessed NSC for taxes relating to payments to foreign vendors on which the SAT contended should have been subject to income tax withholdings during NSC’s 2011 tax year. As of December 31, 2015 and 2014, the assessment and related penalties, surcharges, inflation adjustments and late fees totaled 7,367,875 Mexican pesos, respectively. Such assessments were equivalent to approximately $428,203 and $456,083 as of December 31, 2015 and 2014, respectively, based upon the exchange rate between the US$ and the Mexican peso as of those dates.

NSC retained the assistance of Mexican tax advisers in this matter, as it believed the assumptions and related work performed by the SAT did not support their tax assessment. As a result, NSC elected to contest this assessment in Mexico federal tax court. NSC was required to provide an irrevocable letter of credit which amounted to 7,367,875 Mexican pesos as of December 31, 2015 as collateral in connection with this tax case. The restricted cash balances of $428,203 and $456,083 included in the accompanying consolidated balance sheets as of December 31, 2015 and 2014, respectively, represents cash on deposit with a bank to secure payment of this irrevocable letter of credit.

In November 2014, NSC received a favorable judgment from the tax court. Based on this outcome, the SAT filed an appeal shortly thereafter to contest the judgment. On February 15, 2016, NSC received a favorable judgment from the appellate tax court.

10. Intangible assets

In 2003, as part of the acquisition of a group of companies, the Company acquired 100% of the outstanding voting common shares of DesalCo, which had an agreement to provide management and engineering services to OC-BVI. The Company attributed $856,356 of the purchase price of the acquisition to the value of this management services agreement, which has no expiration term. Initially the Company determined that this intangible asset had an indefinite life and therefore it was not amortized. However in 2010, as a result of the loss by OC-BVI of its Baughers Bay contract (see Note 8), the Company began amortizing this asset over the life of OC-BVI’s remaining seven-year water supply contract for its Bar Bay plant.

The carrying amount of the Belize Water Production and Supply Agreement is being amortized over the 23-year term of the agreement that expires in March 2026.

In February 2012, the Company paid $300,000 to enter into an agreement (the “Option agreement”) that provided it with an option, exercisable through February 7, 2014, to purchase the shares of one of the other shareholders of NSC, along with an immediate power of attorney to vote those shares, for $1.0 million. This $300,000 payment was capitalized and amortized over the option period.

	December 31,
	2015	2014
Cost
Intangible asset management service agreement	$856,356	$856,356
Belize water production and supply agreement	1,522,419	1,522,419
Option agreement	-	300,000
	2,378,775	2,678,775
Accumulated amortization
Intangible asset management service agreement	(750,697)	(660,800)
Belize water production and supply agreement	(856,267)	(790,075)
Option agreement	-	(300,000)
	(1,606,964)	(1,750,875)
Intangible assets, net	$771,811	$927,900

Amortization of intangible assets for each of the next five years and thereafter is expected to be as follows:

2016	$156,757
2017	81,286
2018	66,192
2019	66,192
2020	66,192
Thereafter	335,192
$771,811

Amortization expense was $156,089, $168,588, and $358,527 for the years ended December 31, 2015, 2014 and 2013, respectively.

11. Dividends

Interim dividends declared on Class A common stock and redeemable preferred stock for each quarter of the respective years ended December 31 were as follows:

	2015	2014	2013
First Quarter	$0.075	$0.075	$0.075
Second Quarter	0.075	0.075	0.075
Third Quarter	0.075	0.075	0.075
Fourth Quarter	0.075	0.075	0.075
	$0.30	$0.30	$0.30

12. Long term debt

Long term debt consists of the following:

	December 31,
	2015	2014

Demand loan payable with an original balance of $10.0 million, payable in quarterly installments of $500,000 with the remaining principal balance due on May 14, 2016 if not called by the lender; bearing interest at LIBOR plus 1.5%.	$7,000,000	$9,000,000
Total debt	7,000,000	9,000,000
Less current portion	7,000,000	9,000,000
Long term debt, excluding current portion	$-	$-

Substantially all of the Company assets owned by its Cayman Island subsidiaries are pledged as collateral for the $10.0 million demand loan payable.

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

14. Cost of revenues and general and administrative expenses

	Year Ended December 31,
	2015	2014	2013
Cost of revenues consist of:
Electricity	$10,675,287	$14,631,638	$13,634,617
Depreciation	5,270,454	5,077,293	4,822,967
Fuel oil	4,974,421	8,726,195	10,106,409
Employee costs	4,669,445	4,630,609	4,422,093
Cost of plant sales	878,396	1,470,045	-
Maintenance	3,429,736	3,131,947	2,332,893
Retail license royalties	1,427,073	1,405,067	1,357,988
Insurance	1,187,097	1,397,799	1,499,201
Other	1,677,735	1,972,987	2,140,084
	$34,189,644	$42,443,580	$40,316,252

General and administrative expenses consist of:
Employee costs	$6,459,612	$6,314,908	$6,218,948
Insurance	802,386	923,089	969,370
Professional fees	941,193	1,424,927	1,005,495
Directors’ fees and expenses	754,145	686,228	752,044
Depreciation	218,032	278,478	290,622
NSC project expenses	2,168,408	3,702,332	3,158,309
Other	3,114,718	3,324,477	3,449,515
	$14,458,494	$16,654,439	$15,844,303

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

The following summarizes information related to the computation of basic and diluted EPS:

	Year Ended December 31,
	2015	2014	2013
Net income attributable to Consolidated Water Co. Ltd. stockholders	$7,518,701	$6,265,358	$8,594,519
Less: preferred stock dividends	(12,028)	(11,485)	(11,222)
Net income available to common shares in the determination of basic earnings per common share	$7,506,673	$6,253,873	$8,583,297

Weighted average number of common shares in the determination of basic earnings per common share attributable to Consolidated Water Co. Ltd. common stockholders	14,741,748	14,697,896	14,633,884
Plus:
Weighted average number of preferred shares outstanding during the period	38,612	37,924	34,827
Potential dilutive effect of unexercised options and unvested stock grants	47,395	28,503	35,169
Weighted average number of shares used for determining diluted earnings per common share attributable to Consolidated Water Co. Ltd. common stockholders	14,827,755	14,764,323	14,703,880

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

	Year Ended December 31, 2015
	Retail	Bulk	Services	Total
Revenues	$23,254,757	$31,854,255	$2,007,190	$57,116,202
Cost of revenues	10,925,634	21,634,789	1,629,221	34,189,644
Gross profit (loss)	12,329,123	10,219,466	377,969	22,926,558
General and administrative expenses	10,713,687	1,605,943	2,138,864	14,458,494
Income (loss) from operations	$1,615,436	$8,613,523	$(1,760,895)	8,468,064
Other income (expense), net				(542,570)
Net income				7,925,494
Income attributable to non-controlling interests				406,793
Net income attributable to Consolidated Water Co. Ltd. stockholders				$7,518,701

Depreciation and amortization expenses for the year ended December 31, 2015 for the retail, bulk and services segments were $2,344,315, $3,389,717 and $102,901, respectively.

	As of December 31, 2015
	Retail	Bulk	Services	Total
Accounts receivable, net	$2,261,141	$6,231,626	$1,036,249	$9,529,016
Property plant and equipment, net	$25,204,226	$28,421,906	$117,038	$53,743,170
Construction in progress	$1,860,050	$68,560	$-	$1,928,610
Goodwill	$1,170,511	$2,328,526	$-	$3,499,037
Land held for development	$-	$-	$20,558,424	$20,558,424
Total assets	$54,603,249	$83,284,439	$23,729,010	$161,616,698

	Year Ended December 31, 2014
	Retail	Bulk	Services	Total
Revenues	$24,104,932	$39,201,011	$2,253,135	$65,559,078
Cost of revenues	11,944,071	27,919,249	2,580,260	42,443,580
Gross profit (loss)	12,160,861	11,281,762	(327,125)	23,115,498
General and administrative expenses	11,183,731	1,605,499	3,865,209	16,654,439
Income (loss) from operations	$977,130	$9,676,263	$(4,192,334)	6,461,059
Other income, net				303,481
Net income				6,764,540
Income attributable to non-controlling interests				499,182
Net income attributable to Consolidated Water Co. Ltd. stockholders				$6,265,358

Depreciation and amortization expenses for the year ended December 31, 2014 for the retail, bulk and services segments were $2,404,404, $3,196,912 and $102,396, respectively.

	As of December 31, 2014
	Retail	Bulk	Services	Total
Accounts receivable, net	$2,521,008	$8,399,999	$852,737	$11,773,744
Property plant and equipment, net	$26,978,259	$29,318,534	$100,195	$56,396,988
Construction in progress	$902,656	$997,360	$-	$1,900,016
Goodwill	$1,170,511	$2,328,526	$-	$3,499,037
Land held for development	$-	$-	$20,558,424	$20,558,424
Total assets	$51,319,117	$85,063,571	$24,077,143	$160,459,831

	Year Ended December 31, 2013
	Retail	Bulk	Services	Total
Revenues	$23,018,498	$39,960,220	$843,413	$63,822,131
Cost of revenues	10,956,904	28,279,088	1,080,260	40,316,252
Gross profit (loss)	12,061,594	11,681,132	(236,847)	23,505,879
General and administrative expenses	10,812,877	1,643,869	3,387,557	15,844,303
Income (loss) from operations	$1,248,717	$10,037,263	$(3,624,404)	7,661,576
Other income, net				1,486,913
Net income				9,148,489
Income attributable to non-controlling interests				553,970
Net income attributable to Consolidated Water Co. Ltd. stockholders				$8,594,519

Depreciation and amortization expenses for the year ended December 31, 2013 for the retail, bulk and services segments were $2,077,903, $3,281,231 and $292,335, respectively.

Revenues earned by major geographic region were:

	Year ended December 31,
	2015	2014	2013
Cayman Islands	$32,735,215	$35,040,803	$31,164,165
Bahamas	21,062,081	26,702,605	29,192,529
Indonesia	368,012	471,919	144,030
Belize	2,422,547	2,596,410	2,536,780
Revenues earned from management services agreement with OC-BVI	528,347	747,341	784,627
	$57,116,202	$65,559,078	$63,822,131

Revenues earned from major customers were:

	Year ended December 31,
	2015	2014	2013
Revenues earned from the Water and Sewerage Corporation ("WSC")	$20,770,347	$26,376,520	$28,861,195
Percentage of total revenues from the WSC	36%	40%	45%
Revenues earned from the Water Authority - Cayman ("WAC")	$8,369,627	$9,901,996	$8,230,912
Percentage of total revenues from the WAC	15%	15%	13%

Property, plant and equipment, net by major geographic region were:

	December 31,
	2015	2014
Cayman Island operations	$22,518,524	$23,681,420
Bahamas operations	27,441,376	28,208,145
Belize operations	920,149	1,025,970
Indonesia operations	2,665,312	3,245,846
All other country operations	197,809	235,607
	$53,743,170	$56,396,988

17. Commitments and contingencies

Commitments

As of December 31, 2015, the Company held operating leases for land, office space, warehouse space, and equipment. In addition to minimum lease payments, certain leases provide for payment of real estate taxes, insurance, common area maintenance, and certain other expenses. Lease terms may include escalating rent provisions and rent incentives. Minimum lease payments and rent incentives are expensed using a straight line method over the non-cancellable lease term, which expire at various dates through the year 2035.

The short-term and long-term components of deferred rent assets are included within prepaid expenses and other current assets, and other assets, respectively, in the consolidated balance sheets.

Future minimum lease payments under these non-cancellable operating leases as of December 31, 2015 are as follows:

2016	$717,874
2017	740,778
2018	753,303
2019	590,130
2020	490,244
Thereafter	3,160,724
$6,453,053

Total rental expense for the years ended December 31, 2015, 2014 and 2013 was $821,845, $812,658, and $822,159, respectively, and is included within general and administrative expenses in the consolidated statements of income.

The Company has entered into employment agreements with certain executives, which expire through December 31, 2018 and provide for, among other things, base annual salaries in an aggregate amount of approximately $2.1 million, performance bonuses and various employee benefits.

The Company has purchase obligations totaling approximately $1.2 million through December 31, 2018.

Retail License

The Company sells water through its retail operations under a license issued in July 1990 by the Cayman Islands government that grants Cayman Water the exclusive right to provide potable water to customers within its licensed service area. As discussed below, this license was set to expire in July 2010 but has since been extended while negotiations for a new license take place. Pursuant to the license, Cayman Water has the exclusive right to produce potable water and distribute it by pipeline to its licensed service area which consists of two of the three most populated areas of Grand Cayman, the Seven Mile Beach and West Bay areas. For the years ended December 31, 2015, 2014 and 2013, the Company generated approximately 40%, 36% and 36%, respectively, of its consolidated revenues and 55% 53% and 52%, respectively, of its consolidated gross profits from the retail water operations conducted pursuant to Cayman Water’s exclusive license. As discussed later herein, if Cayman Water is not in default of any of its terms, this license provides Cayman Water with the right to renew the license on terms that are no less favorable than those that the government offers to any third party.

The license was scheduled to expire in July 2010 but has been extended several times by the Cayman Islands government in order to provide the parties with additional time to negotiate the terms of a new license agreement. The most recent extension of the license scheduled to expire on December 31, 2015; however, the Company has been informed by the WAC that its license will be extended through June 30, 2016 and that formal documentation of such extension is in process.

In February 2011, the Water (Production and Supply) Law, 2011 and the Water Authority (Amendment) Law, 2011 (the “New Laws”) were published and enacted. Under the New Laws, the WAC will issue any new license, and such new license could include a rate of return on invested capital model, as discussed in the following paragraph.

Following the enactment of the New Laws, the Company was advised in correspondence from the Cayman Islands government and the WAC that: (i) the WAC is now the principal negotiator, and not the Cayman Islands government, in these license negotiations, and (ii) the WAC has determined that a rate of return on invested capital model (“RCAM”) for the retail license is in the best interest of the public and Cayman Water’s customers. RCAM is the rate model currently utilized in the electricity transmission and distribution license granted by the Cayman Islands government to the Caribbean Utilities Company, Ltd. The Company responded to the Cayman Islands government that it disagreed with the government’s position on these two matters and negotiations for a new license temporarily ceased.

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

The hearing for this judicial review was held on April 1, 2014. Prior to the commencement of the hearing, the parties agreed that the Court should solely be concerned with the interpretation of the statutory provisions. As part of this agreement, the WAC agreed to consider our submissions on the RCAM model and/or alternative models of pricing. In June 2014, the Court determined that: (i) the renewal of the license does not require a public bidding process; and (ii) the WAC is the proper entity to negotiate with the Company for the renewal of the license.

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

The Company recommenced license negotiations with the WAC during the third quarter of 2015 based upon a draft RCAM license provided by the WAC. Such license negotiations remain on-going. The Company is presently unable to determine when such negotiations will be completed or the final outcome of such negotiations.

The Cayman Islands government could ultimately offer a third party a license to service some or all of Cayman Water’s present service area. However, as set forth in the existing license, “the Governor hereby agrees that upon the expiry of the term of this Licence or any extension thereof, he will not grant a licence or franchise to any other person or company for the processing, distribution, sale and supply of water within the Licence Area without having first offered such a licence or franchise to the Company on terms no less favourable than the terms offered to such other person or company.”

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

Windsor Plant Water Supply Agreement

CW-Bahamas provides bulk water to the Water and Sewerage Corporation of The Bahamas (“WSC”), which distributes the water through its own pipeline system to residential, commercial and tourist properties on the Island of New Providence. Pursuant to a water supply agreement, CW-Bahamas was required to provide the WSC with at least 16.8 million gallons per week of potable water from the Windsor plant. This water supply agreement was scheduled to expire when CW-Bahamas delivered the total amount of water required under the agreement in July 2013, but has been extended on a month-to-month basis. At the conclusion of the agreement, the WSC has the option to:

i.	extend the agreement for an additional five years at a rate to be negotiated;
ii.	exercise a right of first refusal to purchase any materials, equipment and facilities that CW-Bahamas intends to remove from the site at a purchase price to be negotiated with CW-Bahamas; or
iii.	require CW-Bahamas to remove all materials, equipment and facilities from the site.

At the request of the government of The Bahamas, CW-Bahamas continues to operate and maintain the Windsor plant on a month-to-month basis to provide the government of The Bahamas with additional time to decide whether or not it will extend CW-Bahamas’ water supply agreement for the Windsor plant on a long-term basis. CW-Bahamas generated revenues from the operation of this plant of approximately $5.8 million, $6.2 million and $7.2 million during years ended December 31, 2015, 2014 and 2013, respectively.

CW-Bali

Through its subsidiary CW-Bali, the Company has built and presently operates a seawater reverse osmosis plant with a productive capacity of approximately 790,000 gallons per day located in Nusa Dua, one of the primary tourist areas of Bali, Indonesia. The Company built this plant based upon its belief that future water shortages in this area of Bali will eventually enable CW-Bali to sell all of this plant’s production. The current sales volumes for this plant are not sufficient to cover its operating costs, and CW- Bali’s operating losses were approximately ($484,000), ($458,000) and ($438,000) for the years ended December 31, 2015, 2014 and 2013, respectively. As of December 31, 2015, the capitalized costs for this plant reflected on the Company’s consolidated balance sheet were approximately $3.0 million.

In 2015, the Indonesian government passed Regulation 121 which provides a mechanism for governmental regulatory oversight over the utilization of Indonesia’s water resources. Under this new regulation, the approval or cooperation of the local government water utility is required for any water supply contracts executed by non-governmental providers after the effective date of the regulation. Consequently CW-Bali will be required to enter into a cooperation agreement with Bali’s local government water utility, PDAM, or otherwise obtain PDAM’s approval, to supply any new customers.

The Company is presently seeking a strategic partner to (i) purchase a major portion of its equity ownership in CW-Bali; (ii) lead CW-Bali’s sales and marketing efforts and liaise with PDAM; and (iii) assist with CW-Bali’s on-going funding requirements. The Company also plans to market the available productive capacity of CW-Bali’s Nusa Dua plant to PDAM. If the Company is not able to obtain a strategic partner for CW-Bali, sell water to PDAM or other new customers, or otherwise significantly increase the revenues generated by its Nusa Dua plant in the future, the Company will be required to record an impairment charge to reduce the carrying value of CW-Bali’s plant assets to their fair value. Such an impairment charge could have a material adverse impact on the Company’s results of operations.

Other Contingencies

As part of the acquisition of the Company’s interests in OC-Cayman, with the approval of Scotiabank (Cayman Islands) Ltd., the Company has guaranteed the performance of OC-Cayman to the Cayman Islands government, pursuant to the water supply contract with the WAC dated April 25, 1994, as amended.

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

18. Stock-based compensation

The Company has the following stock compensation plans that form part of its employees’ remuneration:

Employee Share Incentive Plan (Preferred Shares)

The Company awards shares of its preferred stock for $nil consideration under its Employee Share Incentive Plan to eligible employees, other than Directors and Officers, after four consecutive years of employment. If these employees remain with the Company for an additional four consecutive years, they can convert these preferred shares into shares of common stock on a one for one basis. In addition, at the time the preferred shares are granted, the employees receive options to purchase an equal number of shares of preferred stock at a discount to the average trading price of the Company’s common stock for the first seven days of the October immediately preceding the date of the preferred stock grant. If these options are exercised, the shares of preferred stock obtained may also be converted to shares of common stock if the employee remains with the Company for an additional four consecutive years. Each employee’s option to purchase shares of preferred stock must be exercised within 30 days of the grant date, which is the 90th day after the date of the independent registered public accountants firm’s audit opinion on the Company’s consolidated financial statements. Shares of preferred stock not subsequently converted to shares of common stock are redeemable only at the discretion of the Company. Shares of preferred stock granted under this plan during the years ended December 31, 2015, 2014 and 2013, totaled 8,615, 5,957 and 10,180, respectively, and an equal number of preferred stock options were granted in each of these years.

Employee Share Option Plan (Common Stock Options)

The Company has an employee stock option plan for certain long-serving employees of the Company. Under the plan, these employees are granted in each calendar year, as long as the employee is a participant in the Employee Share Incentive Plan, options to purchase common shares. The price at which the option may be exercised will be the closing market price on the grant date, which is the 40th day after the date of the Company’s Annual Shareholder Meeting. The number of options each employee is granted is equal to five times the sum of (i) the number of preferred shares which that employee receives for $nil consideration and (ii) the number of preferred share options which that employee exercises in that given year. Options may be exercised during the period commencing on the fourth anniversary of the grant date and ending on the thirtieth day after the fourth anniversary of the grant date. Options granted under this plan during the years ended December 31, 2015, 2014, and 2013, totaled 4,030, 2,990 and 6,600, respectively.

2008 Equity Incentive Plan

On May 14, 2008, the Company’s stockholders approved the 2008 Equity Incentive Plan (the “2008 Plan”) and reserved 1,500,000 shares of the Company’s Class A common shares for issuance under this plan. All Directors, executives and key employees of the Company or its affiliates are eligible for participation in the 2008 Plan which provides for the issuance of options, restricted stock and stock equivalents at the discretion of the Board. No options were granted under the plan in 2013, 2014 or 2015.

The Company measures and recognizes compensation expense at fair value for all share-based payments, including stock options. Stock-based compensation for the Employee Share Incentive Plan, Employee Share Option Plan and the 2008 Equity Incentive Plan totaled $143,951, $116,574 and $246,473 for the years ended December 31, 2015, 2014 and 2013, respectively, and is included in general and administrative expenses in the consolidated statements of income.

Non-Executive Directors’ Share Plan

This stock grant plan provides part of Directors’ remuneration. Under this plan, non-Executive Directors receive a combination of cash and common stock for their participation in Board meetings. The number of shares of common stock granted is calculated based upon the market price of the Company’s common stock on October 1 of the year preceding the grant. Common stock granted under this plan during the years ended December 31, 2015, 2014 and 2013 totaled 10,514, 5,992 and 13,980 shares, respectively. The Company recognized stock-based compensation for these share grants of $143,218, $85,880 and $135,503 for the years ended December 31, 2015, 2014 and 2013, respectively.

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

The significant weighted average assumptions for the years ended December 31, 2015, 2014 and 2013 were as follows:

	2015	2014	2013
Risk free interest rate	0.41%	0.48%	0.47%
Expected option life (years)	1.4	1.4	1.7
Expected volatility	33.74%	48.06%	27.87%
Expected dividend yield	2.35%	2.71%	2.71%

A summary of the Company’s stock option activity for the year ended December 31, 2015 is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (1)
Outstanding at beginning of period	186,632	$10.18
Granted	12,645	9.92
Exercised	(48,885)	7.90
Forfeited/expired	(55,914)	10.30
Outstanding as of December 31, 2015	94,478	$10.52	1.06 years	$164,500
Exercisable as of December 31, 2015	75,078	$10.46	0.86 years	$133,764

(1)	The intrinsic value of a stock option represents the amount by which the fair value of the underlying stock, measured by reference to the closing price of the common shares of $12.24 on the Nasdaq Global Select Market on December 31, 2015, exceeds the exercise price of the option.

As of December 31, 2015, 19,400 non-vested options and 75,078 vested options were outstanding, with weighted average exercise prices of $10.74 and $10.46, respectively, and average remaining contractual lives of 1.87 years and 0.86 years, respectively. The total remaining unrecognized compensation costs related to unvested stock-based arrangements were $28,012 as of December 31, 2015 and are expected to be recognized over a weighted average period of 1.87 years.

As of December 31, 2015, unrecognized compensation costs relating to redeemable preferred stock outstanding were $143,234, and are expected to be recognized over a weighted average period of 1.19 years.

The following table summarizes the weighted average fair value of options at the date of grant and the intrinsic value of options exercised during the years ended December 31, 2015, 2014 and 2013:

	2015	2014	2013
Options granted with an exercise price below market price on the date of grant:
Employees — preferred stock	$4.19	$-	$4.65
Overall weighted average	$4.19	$-	$4.65

Options granted with an exercise price at market price on the date of grant:
Management employees	$-	$-	$-
Employees — common stock	$3.39	$3.11	$3.18
Overall weighted average	$3.39	$3.11	$3.18

Options granted with an exercise price above market price on the date of grant:
Management employees	$-	$-	$-
Employees — preferred stock	$-	$0.59	$-
Overall weighted average	$-	$0.59	$-

Total intrinsic value of options exercised	$87,371	$17,162	$190,212

Long-Term Incentive Compensation

The Board of Directors approved changes to the long-term incentive compensation for the Company’s executive officers effective for 2015 and thereafter to better align the interests of its executive officers with those of its shareholders. The revised long-term compensation plan includes a combination of performance and non-performance based grants of common stock. The non-performance based stock grants vest ratably over a three-year period. The performance based grants vest at the end of three years based upon the achievement of three year cumulative performance outcomes. The initial three year measurement period for the performance based stock grants is 2015-2017. The Company recognized $120,500 in stock-based compensation expense related to the non-performance stock grants under the revised long-term compensation plan for the year ended December 31, 2015.

19. Retirement benefits

Staff retirement plans are offered to all employees in Florida, Cayman Islands and Bahamas. The plans are administered by third party plan providers and are defined contribution plans. The Company matches the contribution of the first 5% of each participating employee’s salary up to $72,000 for the Cayman Islands, there is no salary limit for the Bahamas and up to 6% of each participating employee salary for Florida employees. The total amount recognized as an expense under the plans during the years ended December 31, 2015, 2014, and 2013 was $328,084, $325,576, and $300,682, respectively.

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

Interest rate risk:

The Company is not subject to significant interest-rate risk arising from fluctuations in interest rates as the balance of the Company’s demand loan payable at December 31, 2015 is not significant to its financial condition or results of operations.

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

Fair values:

As of December 31, 2015 and 2014, the carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and other current liabilities, the demand loan and dividends payable approximate their fair values due to the short term maturities of these instruments. Management considers that the carrying amounts for loans receivable and long term debt as of December 31, 2015 and 2014 approximate their fair value as the stated interest rates approximate market rates.

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

The following table presents the Company’s fair value hierarchy for assets and liabilities measured at fair value as of December 31, 2015 and 2014:

	December 31, 2015
	Level 1	Level 2	Level 3	Total
Assets:
Recurring
Restricted cash	$428,203	$-	$-	$428,203
Certificate of deposit	-	5,637,538	-	5,637,538
Total recurring	$428,203	$5,637,538	$-	$6,065,741

Nonrecurring
Investment in OC-BVI	$-	$-	$4,548,271	$4,548,271

	December 31, 2014
	Level 1	Level 2	Level 3	Total
Assets:
Recurring
Restricted cash	$456,083	$-	$-	$456,083
Certificate of deposit	-	5,000,000	-	5,000,000
Total recurring	$456,083	$5,000,000	$-	$5,456,083

Nonrecurring
Investment in OC-BVI	$-	$-	$5,208,603	$5,208,603

A reconciliation of the beginning and ending balances for Level 3 investments for the year ended December 31, 2015:

Balance as of December 31, 2014	$5,208,603
Profit sharing and equity from earnings of OC-BVI	399,668
Distributions received from OC-BVI	-
Impairment of investment in OC-BVI (See Note 8)	(1,060,000)
Balance as of December 31, 2015	$4,548,271

21. Supplemental disclosure of cash flow information

	Year Ended December 31,
	2015	2014	2013
Interest paid in cash	$147,546	$196,768	$380,014

Non-cash transactions:
Transfers from inventory to property plant and equipment and construction in progress	$123,036	$168,622	$181,875
Transfers from construction in progress to property, plant and equipment	$2,694,733	$2,693,622	$4,924,980

Issuance of 10,514, 18,294, and 25,111, respectively, shares of common stock for services rendered	$119,018	$263,098	$217,826
Issuance of 8,615, 5,957, and 10,180 , respectively, shares of redeemable preferred stock for services rendered for services rendered	$110,703	$65,289	$110,249
Conversion (on a one-to-one basis) of 7,195, 4,756, and 4,720, respectively, shares of redeemable preferred stock to common stock	$4,317	$2,854	$2,832
Dividends declared but not paid	$1,111,501	$1,106,456	$1,104,271
Obligation incurred for land held for development	$-	$-	$10,050,000

22. Impact of recent accounting standards

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

In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810) - Amendments to the Consolidation Analysis. The amendments in this update require management to reevaluate whether certain legal entities should be consolidated. Specifically, the amendments (1) modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities (“VIEs”) or voting interest entities, (2) eliminate the presumption that a general partner should consolidate a limited partnership, (3) affect the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships, and (4) provide a scope exception from consolidation guidance for reporting entities with interests in legal entities that are required to comply with or operate in accordance with requirements that are similar to those in Rule 2a-7 of the Investment Company Act of 1940 for registered money market funds. The amendments in this update are effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. The adoption of ASU 2015-02 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

In April 2015, the FASB issued ASU 2015-03, Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. ASU 2015-03 provides authoritative guidance related to the presentation of debt issuance costs on the balance sheet, requiring companies to present debt issuance costs as a direct deduction from the carrying value of debt. The amendments in this update are effective for public business entities in fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The new guidance must be applied retrospectively to each prior period presented. The adoption of ASU 2015-03 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

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

In August 2015, the FASB issued ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, which clarifies the treatment of debt issuance costs from line-of-credit arrangements after adoption of ASU 2015-03. The SEC Staff announced they would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The amendment requires retrospective application and represents a change in accounting principle. The amendment becomes effective in fiscal years beginning after December 15, 2015. The adoption of ASU 2015-15 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

In September 2015, the FASB issued ASU 2015-16, Business Combinations: Simplifying the Accounting for Measurement-Period Adjustments, which requires an acquirer to recognize adjustments identified during the measurement period in the reporting period in which the adjustment amounts are determined. The adjustment must include the cumulative effect of the adjustment as if the accounting had been completed on the acquisition date. The update should be applied prospectively and becomes effective January 1, 2016. Early application is permitted. The adoption of ASU 2015-16 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which provides guidance for the recognition, measurement, presentation and disclosure of financial assets and financial liabilities. ASU 2016-01 is effective for fiscal years, and for interim periods within those years, beginning after December 15, 2017 and, for most provisions, is effective using the cumulative-effect transition approach. Early application is permitted for certain provisions. The Company is currently evaluating the effect the adoption of this amendment will have on the Company’s consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which provides guidance for accounting for leases. The new guidance requires companies to recognize the assets and liabilities for the rights and obligations created by leased assets. The accounting guidance for lessors will remain relatively largely unchanged. ASU 2016-02 is effective for annual and interim periods beginning after December 15, 2018. Early adoption is permitted. The Company is currently evaluating the effect the adoption of this amendment will have on the Company’s consolidated financial statements.

76

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

On February 11, 2016, the Company, through its wholly-owned subsidiary, Consolidated Water U.S. Holdings, Inc. (“Consolidated Water U.S.”), entered into a stock purchase agreement (the “Purchase Agreement”) with Aerex Industries, Inc. (“Aerex”) and Thomas Donnick, Jr. (“Donnick”). Pursuant to the terms of the Purchase Agreement, Consolidated Water U.S. purchased a 51% ownership interest in Aerex for an aggregate purchase price of approximately $7.7 million in cash. After giving effect to the transactions contemplated by the Purchase Agreement, Consolidated Water U.S. owns 51% of the outstanding capital stock of Aerex and Donnick owns 49% of the outstanding capital stock of Aerex. Consolidated Water U.S. also acquired from Donnick an option to compel Donnick to sell, and granted to Donnick an option to require Consolidated Water U.S. to purchase, Donnick’s 49% ownership interest in Aerex at a price based upon the fair market value of Aerex at the time of the exercise of the option. The options are exercisable on or after February 11, 2019. In connection with the Purchase Agreement, the Company guaranteed the obligations of Consolidated Water U.S. with respect to the option granted to Donnick to require Consolidated Water U.S. to purchase Donnick’s 49% ownership interest in Aerex.

Aerex is an original equipment manufacturer and service provider of a wide range of products and services applicable to municipal water and industrial water treatment. Its products include membrane separation equipment, filtration equipment, piping systems, vessels and custom fabricated components. Aerex also offers engineering, design, consulting, inspection, training and equipment maintenance services to its customers. Aerex is an American Society of Mechanical Engineers (ASME) code accredited manufacturer and maintains the ASME U and S and the National Board NB and R Certificates of Authorization. Its corporate offices and manufacturing facilities are located in Fort Pierce, Florida.

In connection with the Purchase Agreement, Consolidated Water U.S., Aerex and Donnick entered into a shareholders agreement, pursuant to which Consolidated Water U.S. and Donnick agreed to certain rights and obligations with respect to the governance of Aerex.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors

Ocean Conversion (BVI) Ltd.

We have audited the accompanying consolidated balance sheets of Ocean Conversion (BVI) Ltd. and its subsidiary (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ocean Conversion (BVI) Ltd. and subsidiary as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

/s/ Marcum LLP

Fort Lauderdale, Florida

March 15, 2016

OCEAN CONVERSION (BVI) LTD.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2015	2014
ASSETS
Current assets
Cash and cash equivalents	$1,290,227	$848,960
Accounts receivable	2,839,338	1,498,521
Inventory	63,365	108,171
Prepaid expenses and other assets	130,862	91,890
Total current assets	4,323,792	2,547,542

Property, plant and equipment, net	3,925,802	4,535,087
Construction in progress	63,047	63,809
Inventory non-current	274,384	242,591
Other assets	419,417	456,417
Total assets	$9,006,442	$7,845,446

LIABILITIES AND EQUITY
Current liabilities
Accounts payable and other liabilities	$584,116	$427,269
Total current liabilities	584,116	427,269

Profit sharing obligation	1,603,800	1,393,200
Deferred revenue	46,452	-
Total liabilities	2,234,368	1,820,469

Equity
Class A, voting shares, $1 par value. Authorized 600,000 shares: issued and outstanding 555,000 shares	555,000	555,000
Class B, voting shares, $1 par value. Authorized 600,000 shares: issued and outstanding 555,000 shares	555,000	555,000
Class C, non-voting shares, $1 par value. Authorized 600,000 shares: issued and outstanding 165,000 shares	165,000	165,000
Additional paid-in capital	225,659	225,659
Retained earnings	5,056,829	4,380,586
Total OC-BVI stockholders’ equity	6,557,488	5,881,245
Non-controlling interest	214,586	143,732
Total equity	6,772,074	6,024,977
Total liabilities and equity	$9,006,442	$7,845,446

 The accompanying notes are an integral part of these consolidated financial statements.

OCEAN CONVERSION (BVI) LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2015	2014	2013
Revenues	$4,143,882	$4,679,829	$4,711,091
Cost of revenues	2,261,973	2,833,007	2,886,820
Gross profit	1,881,909	1,846,822	1,824,271
General and administrative expenses	958,364	940,072	957,743
Income from operations	923,545	906,750	866,528
Other income (expense)
Interest income	33,152	39,299	-
Profit sharing expense	(210,600)	(222,750)	(715,273)
Court award - Baughers Bay dispute	-	-	2,000,000
Other	1,000	(5,300)	127,205
Other income (expense), net	(176,448)	(188,751)	1,411,932
Net income	747,097	717,999	2,278,460
Income attributable to non-controlling interests	70,854	21,045	27,793
Net income attributable to controlling interests	$676,243	$696,954	$2,250,667

The accompanying notes are an integral part of these consolidated financial statements.

OCEAN CONVERSION (BVI) LTD.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

			Additional			Total
	Common		paid-in	Retained	Non-controlling	stockholders'
	Shares	Dollars	capital	earnings	interest	equity
Balance as of December 31, 2012	1,275,000	$1,275,000	$225,659	$5,487,465	$94,894	$7,083,018
Net income	-	-	-	2,250,667	27,793	2,278,460
Dividends declared	-	-	-	(2,422,500)	-	(2,422,500)
Balance as of December 31, 2013	1,275,000	1,275,000	225,659	5,315,632	122,687	6,938,978
Net income	-	-	-	696,954	21,045	717,999
Dividends declared	-	-	-	(1,632,000)	-	(1,632,000)
Balance as of December 31, 2014	1,275,000	1,275,000	225,659	4,380,586	143,732	6,024,977
Net income	-	-	-	676,243	70,854	747,097
Dividends declared	-	-	-	-	-	-
Balance as of December 31, 2015	1,275,000	$1,275,000	$225,659	$5,056,829	$214,586	$6,772,074

The accompanying notes are an integral part of these consolidated financial statements.

OCEAN CONVERSION (BVI) LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2015	2014	2013
Cash flows from operating activities
Net income	$747,097	$717,999	$2,278,460
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	673,711	753,759	790,785
Net loss on disposal of fixed assets	-	14,454	-
Profit sharing	210,600	222,750	715,273
(Increase) decrease in accounts receivable	(1,340,817)	1,253,309	(954,737)
(Increase) decrease in inventory	13,013	(69,010)	49,135
(Increase) decrease in prepaid expenses and other assets	(1,972)	62,373	(17,965)
Increase (decrease) in accounts payable and other liabilities	156,847	(290,618)	(220,078)
Increase in deferred revenue	46,452	-	-
Net cash provided by operating activities	504,931	2,665,016	2,640,873

Cash flows from investing activities
Additions to property, plant and equipment and construction in progress	(63,664)	(122,583)	(1,888)
Net cash (used in) investing activities	(63,664)	(122,583)	(1,888)

Cash flows from financing activities
Profit sharing rights paid	-	(518,400)	(769,500)
Dividends paid	-	(1,632,000)	(2,422,500)
Net cash (used in) financing activities	-	(2,150,400)	(3,192,000)
Net increase (decrease) in cash and cash equivalents	441,267	392,033	(553,015)
Cash and cash equivalents at the beginning of the period	848,960	456,927	1,009,942
Cash and cash equivalents at the end of the period	$1,290,227	$848,960	$456,927

Non-cash transactions
Transfers from inventory to property, plant and equipment, net	$64,426	$-	-

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

OC-BVI supplies water to the BVI government under a seven-year contract executed in March 2010 for OC-BVI’s plant located at Bar Bay, Tortola (the “Bar Bay Agreement”). Under the terms of the Bar Bay Agreement, OC-BVI delivers up to 600,000 gallons of water per day to the BVI government from the Bar Bay plant and the BVI government is obligated to pay for this water at a specified price as adjusted by a monthly energy factor. The Bar Bay Agreement includes a seven-year extension option exercisable by the BVI government. Substantially all of OC-BVI’s revenues and cash flows are derived from the Bar Bay plant. If OC-BVI ceases supplying water to the BVI government from the Bar Bay plant after the March 4, 2017 expiration date of the initial seven-year term of the Bar Bay Agreement, OC-BVI will be required to record an impairment loss on its long-lived Bar Bay plant assets to reduce the carrying value of these assets to their then fair value. This impairment loss would have an adverse impact on OC-BVI’s consolidated financial condition and consolidated statements of operations. The accompanying consolidated financial statements do not include any adjustments for the possible outcome of this contingency.

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

In June 2012, the Appellate Court issued the final ruling with respect to the Baughers Bay litigation. This ruling dismissed the BVI government’s appeal against the previous judgment of the Court awarding $10.4 million for the water supplied, and also awarded OC-BVI compensation for improvements made to the plant in the amount equal to the difference between (i) the value of the Baughers Bay plant at the date OC-BVI transferred possession of the plant to the BVI government and (ii) $1.42 million (the purchase price for the Baughers Bay plant under the 1990 Agreement). OC-BVI was also awarded all of its court costs at the trial level and two-thirds of such costs incurred on appeal. Prior to the final ruling, the BVI government had paid only $5.0 of the original $10.4 million, and the remaining $5.4 million amount due had increased to approximately $6.7 million by the fourth quarter of 2012 due to the court costs awarded by the Appellate Court and the accrued interest due on the aggregate unpaid balance. The BVI government paid OC-BVI $4.7 million of this amount during the fourth quarter of 2012 and the remaining $2.0 million in January 2013. These amounts paid by the BVI government were recognized in OC-BVI’s results of operations as other income in the periods in which they were received. During the first quarter of 2015, OC-BVI and the BVI government appointed a mutually approved appraiser to complete a valuation of the Baughers Bay plant in accordance with the Appellate Court ruling. This valuation is presently underway.

4. Inventory

Inventory consists of:

	December 31,
	2015	2014
Consumables stock	$8,043	$20,667
Spare parts inventory	329,706	330,095
Total inventory	337,749	350,762
Less current portion	63,365	108,171
Inventory (non-current)	$274,384	$242,591

5. Property, plant and equipment

Property, plant and equipment consist of:

	December 31,
	2015	2014
Buildings	$3,664,250	$3,599,824
Plant and equipment	5,691,242	5,691,243
Office furniture, fixtures and equipment	44,203	44,203
Vehicles	78,428	78,428
Tools & test equipment	9,622	9,622
	9,487,745	9,423,320
Accumulated depreciation	(5,561,943)	(4,888,233)
Property, plant and equipment, net	$3,925,802	$4,535,087

Depreciation expense was $673,711, $753,759 and $790,785 for the years ended December 31, 2015, 2014 and 2013, respectively.

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

Future minimum lease payments under non-cancelable operating leases as of December 31, 2015 are as follows:

2016	$23,662
2017	23,662
2018	23,662
2019	21,662
2020	17,662
Thereafter	166,310
$276,620

Total rental expense amounted to $76,262, $76,262 and $76,262 for the years ended December 31, 2015, 2014 and 2013, respectively.

7. Expenses

	Year Ended December 31,
	2015	2014	2013
Cost of water sales consist of the following:
Fuel oil	$42,685	$89,672	$55,024
Electricity	777,680	1,114,780	1,173,659
Maintenance	85,518	90,025	109,782
Depreciation	671,804	751,705	789,342
Employee costs	338,143	395,648	385,943
Insurance	74,394	74,086	72,974
Other	271,749	317,091	300,096
	$2,261,973	$2,833,007	$2,886,820

General and administrative expenses consist of the following:

Management fees	$630,932	$628,643	$627,725
Directors fees and expenses	88,738	71,390	78,735
Professional fees	28,525	25,626	18,900
Employee costs	66,254	65,213	65,301
Depreciation	1,908	2,054	1,442
Maintenance	948	-	-
Other	141,059	147,146	165,640
	$958,364	$940,072	$957,743

8. Related party transactions

Pursuant to an amended and restated Management Services Agreement between DesalCo Limited (“DesalCo”), a wholly-owned subsidiary of CWCO, and the Company, DesalCo provides the Company with management, administration, finance, operations, maintenance, engineering and purchasing services, and is entitled to be reimbursed for all reasonable expenses incurred on behalf of the Company.

Pursuant to a Management Services Memorandum effective January 1, 2004 between the Class B Directors who at any point in time represent Sage Water Holdings (BVI) Limited (“SWHL”), and the Company, the Class B directors provide the Company with delegated operational matters, general management of local business matters, donation, sponsorship and public relations activities, and are entitled to an annual fixed fee of $60,000, adjusted annually for inflation, and a profit sharing bonus equal to 2% of the Company’s income before depreciation, interest (income and expense), and other expenses not directly related to the operation of the Company.

Pursuant to a Services Agreement effective November 30, 2012 between the Company and Sage Utilities Holdings (BVI) Limited (“SUHL”), which is related to Sage Water Holdings (BVI) Ltd. through common ownership, the Company provides SUHL with operations, maintenance, engineering, and purchasing services.

The statements of operations include the following transactions with related parties:

	Year ended December 31,
	2015	2014	2013
Revenues
SUHL management fees	$331,599	$447,965	$476,060

General and administrative expenses
DesalCo management fees	$514,858	$513,048	$510,998
SWHL management fees	116,074	115,595	116,727
	$630,932	$628,643	$627,725

The accompanying balance sheets include the following amounts associated with related parties:

	December 31,
	2015	2014
Accounts receivable
SUHL	$351,161	$150,715

Prepaid expenses and other assets
DesalCo	$46,452	$-

Accounts payable and other liabilities
DesalCo	$44,977	$49,031
SWHL	9,251	6,244
	$54,228	$55,275

Deferred revenue
SUHL	$46,452	$-

87

9. Profit sharing obligation

	December 31,
	2015	2014
Opening balance	$1,393,200	$1,688,850
Additions	210,600	222,750
Distributions paid and accrued	-	(518,400)
Ending balance	$1,603,800	$1,393,200

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

The current shareholders and an affiliate of a current shareholder have acquired these profit sharing rights. The Company has recorded an obligation as of December 31, 2015 for the maximum profit shares payable to the Parties if all retained earnings were to be distributed as dividends and profit shares.

10. Taxation

Under the terms of the water sale agreements with the Government, the Company is exempt from all non-employee taxation in the British Virgin Islands.

11. Pension plan

Effective December 1, 2003, the Company established the MWM Global Retirement Plan (the “Plan”). The Plan is a defined contribution plan whereby the Company contributes 5% of each participating employee’s salary to the Plan. The total amount recognized as an expense under the plan was $11,648, $11,319 and $11,051 for the years ended December 31, 2015, 2014 and 2013, respectively.

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

Interest rate risk:

The Company has no long-term debt as of December 31, 2015.

Fair values:

As of December 31, 2015 and 2014, the carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair values due to the short term maturities of these assets and liabilities.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).

Based on our assessment, management has concluded that, as of December 31, 2015, the Company’s internal control over financial reporting was effective at the reasonable assurance level.

The Company’s independent registered public accounting firm, Marcum LLP, has issued a report on the effectiveness of the Company’s internal control over financial reporting. Their report appears in ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

b)	Attestation Report of the Independent Registered Public Accounting Firm

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

Information required by this item with respect to our audit committee and our audit committee financial expert is contained in the Proxy Statement under the heading “Proposal 1 - Election of Group III Directors - Committees of the Board of Directors - Audit Committee” and is incorporated by reference in this Annual Report.

Information required by this item with respect to compliance with Section 16(a) of the Exchange Act is contained in the Proxy Statement under the heading “Additional Information Regarding Executive Compensation - Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated by reference in this Annual Report.

The Board of Directors has adopted a Code of Business Conduct and Ethics (the “Code”) that applies to all of the Company’s directors, officers (including the principal executive officer, principal financial officer and principal accounting officer) and employees. Information related to the Code is contained in the Proxy Statement under the heading “Proposal 1 - Election of Group III Directors - Governance of the Company” and is incorporated by reference in this Annual Report.

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

The information required by this item with respect to compensation committee interlocks and insider participation is contained in the Proxy Statement under the heading “Additional Information Regarding Executive Compensation - Compensation Committee Interlocks and Insider Participation in Compensation Decisions” and is incorporated by reference in this Annual Report. The compensation committee report required by this item is contained in the Proxy Statement under the heading “Compensation Discussion and Analysis - Compensation Committee Report” and is incorporated by reference in this Annual Report.

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

Information required by this item with respect to such contractual relationships and director independence is contained in the Proxy Statement under the headings “Additional Information Regarding Executive Compensation - Transactions With Related Persons” and is incorporated by reference in this Annual Report.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information with respect to principal accounting fees and services are contained in the Proxy Statement under the heading “Proposal 3 - Principal Accounting Fees and Services” and is incorporated by reference in this Annual Report.

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

10.1.12	Amendment to License Agreement dated January 20, 2015 between the Government of the Cayman Islands and Cayman Water Company Limited (incorporated herein by reference to Exhibit 10.1.12 filed as a part of our Form 10-K for the fiscal year ended December 31, 2014, Commission File No. 0-25248)

10.1.13**	Amendment to License Agreement dated August 5, 2015 between the Government of the Cayman Islands and Cayman Water Company Limited.

10.2	Water Supply Agreement dated December 18, 2000 between Consolidated Water Co. Ltd. and South Bimini International Ltd. (incorporated herein by reference to Exhibit 10.2 filed as a part of our Form 10-K for the fiscal year ended December 31, 2000, Commission File No. 0-25248)

10.3.1*	Employment contract dated December 5, 2003 between Frederick McTaggart and Consolidated Water Co. Ltd. (incorporated herein by reference to Exhibit 10.18 filed as a part of our Form 10-K for the fiscal year ended December 31, 2003, Commission File No. 0-25248)

10.3.2*	Amendment of Engagement Agreement dated September 14, 2007 between Frederick W. McTaggart and Consolidated Water Co. Ltd. (incorporated herein by reference to Exhibit 10.2 to our Form 8-K filed September 19, 2007, Commission File No. 0-25248)

10.3.3*	Third Amendment of Engagement Agreement dated September 9, 2009 between Frederick W. McTaggart and Consolidated Water Co. Ltd. (incorporated herein by reference to Exhibit 10.1 to our Form 8-K filed September 9, 2009, Commission File No. 0-25248)

10.4*	Engagement Agreement dated January 15, 2008 between David Sasnett and Consolidated Water Co. Ltd. (incorporated herein by reference to Exhibit 10.1 filed as part of our Form 8-K filed January 22, 2008, Commission File No. 0-25248)

10.5*	Employment contract dated January 14, 2008 between Ramjeet Jerrybandan and Consolidated Water Co. Ltd. (incorporated herein by reference to Exhibit 10.11 filed as part of our Form 10-K for the fiscal year ended December 31, 2008, Commission File No. 0-25248)

10.6*	Employment contract dated January 16, 2008 between Gerard Pereira and Consolidated Water Co. Ltd. (incorporated herein by reference to Exhibit 10.12 filed as a part of our Form 10-K for the fiscal year ended December 31, 2008, Commission File No. 0-25248)

10.7*	Engagement Agreement dated July 12, 2011 between John Tonner and Consolidated Water Co. Ltd. (incorporated herein by reference to Exhibit 10.1 filed as a part of our Form 8-K filed August 5, 2011, Commission File No. 0-25248).

10.8	Specimen Service Agreement between Cayman Water Company Limited and consumers (incorporated herein by reference to the exhibit filed as part of our Registration Statement on Form F-1 dated March 26, 1996)

10.9*	Summary Share Grant Plan for Directors (incorporated herein by reference to Exhibit 10.24 filed as part of our Registration Statement on Form F-2 dated May 17, 2000, Commission File No. 333-35356)

10.10*	Employee Share Option Plan (incorporated herein by reference to Exhibit 10.26 filed as a part of our Form 10-K for the fiscal year ended December 31, 2001, Commission File No. 0-25248)

10.11*	2008 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 filled as part of our Form 10-Q for the fiscal quarter ended September 30, 2008, Commission File No. 0-25248)

10.12	Agreement dated February 1, 2002 between Consolidated Water Co. Ltd. and Cayman Hotel and Golf Inc. (incorporated herein by reference to Exhibit 10.31 filed as a part of our Form 10-K for the fiscal year ended December 31, 2001, Commission File No. 0-25248)

10.13	Lease dated December 10, 2001 between Cayman Hotel and Golf Inc. and Consolidated Water Co. Ltd. (incorporated herein by reference to Exhibit 10.52 filed as a part of our Form 10-K for the fiscal year ended December 31, 2001, Commission File No. 0-25248)

10.14	Amended Lease dated April 27, 1993 signed January 2, 2004 between Government of Belize and Belize Water Limited (incorporated herein by reference to Exhibit 10.36 filed as a part of our Form 10-K for the fiscal year ended December 31, 2003, Commission File No. 0-25248)

10.15	Loan Agreement dated February 7, 2003 between Consolidated Water Co. Ltd. and Scotiabank (Cayman Islands) Ltd. (incorporated herein by reference to Exhibit 10.1 filed as a part of our Form 8-K dated February 13, 2003, Commission File No. 0-25248)

10.16.1	Loan Agreement dated May 25, 2005 between Ocean Conversion (BVI), Ltd. and Consolidated Water Co. Ltd. (incorporated herein by reference to Exhibit 99.1 filed as a part of our Form 8-K dated June 1, 2005, Commission File No. 0-25248)

10.16.2	Debenture Agreement dated August 24, 2007 between Ocean Conversion (BVI), Ltd. and Consolidated Water Co. Ltd. (incorporated herein by reference to Exhibit 10.31.2 filed as a part of our Form 10-K for the fiscal year ended December 31, 2009, Commission File No. 0-25248)

10.16.3	Amending Debenture Agreement dated March 14, 2008 between Ocean Conversion (BVI), Ltd. and Consolidated Water Co. Ltd. (incorporated herein by reference to Exhibit 10.31.3 filed as a part of our Form 10-K for the fiscal year ended December 31, 2009, Commission File No. 0-25248)

10.16.4	Second Amending Debenture Agreement dated February 18, 2009 between Ocean Conversion (BVI), Ltd. and Consolidated Water Co. Ltd. (incorporated herein by reference to Exhibit 10.31.4 filed as a part of our Form 10-K in the fiscal year ended December 31, 2009, Commission File No. 0-25248)

10.16.5	Amending Loan Agreement dated August 20, 2009 between Ocean Conversion (BVI), Ltd. and Consolidated Water Co. (incorporated herein by reference to Exhibit 10.31.5 filed as a part of our Form 10-K for the fiscal year ended December 31, 2009, Commission File No. 0-25248)

10.16.6	Amending Loan Agreement dated February 10, 2010 between Ocean Conversion (BVI), Ltd. and Consolidated Water Co. (incorporated herein by reference to Exhibit 10.31.6 filed as a part of our Form 10-K for the fiscal year ended December 31, 2009, Commission File No. 0-25248)

10.17	Trust Deed dated August 4, 2006 between Consolidated Water Co. Ltd. and Dextra Bank & Trust Co. Ltd. (incorporated herein by reference to Exhibit 10.1 filed as a part of our Form 8-K filed August 9, 2006, File No. 0-25248)

10.18	Subscription Agreement dated August 4, 2006 between Consolidated Water Co. Ltd. and Scotiatrust and Merchant Bank Trinidad & Tobago Limited (incorporated herein by reference to Exhibit 10.2 filed as a part of our Form 8-K filed August 9, 2006, File No. 0-25248)

10.19	Deed of Second Debenture dated August 4, 2006 between Consolidated Water Co. Ltd. and Dextra Bank & Trust Co. Ltd. (incorporated herein by reference to Exhibit 10.5 filed as a part of our Form 8-K filed August 9, 2006, File No. 0-25248)

10.20	Deed of Second Collateral Debenture dated August 4, 2006 between Cayman Water Company Limited and Dextra Bank & Trust Co. Ltd. (incorporated herein by reference to Exhibit 10.6 filed as a part of our Form 8-K filed August 9, 2006, File No. 0-25248)

10.21	Equitable Charge of Shares dated August 4, 2006 between Consolidated Water Co. Ltd. and Dextra Bank & Trust Co. Ltd. (incorporated herein by reference to Exhibit 10.7 filed as a part of our Form 8-K filed August 9, 2006, File No. 0-25248)

10.22	Intercreditor Deed dated August 4, 2006 among Scotiabank & Trust (Cayman) Ltd., Dextra Bank & Trust Co. Ltd., Consolidated Water Co. Ltd. and Cayman Water Company Limited (incorporated herein by reference to Exhibit 10.8 filed as a part of our Form 8-K filed August 9, 2006, File No. 0-25248)

10.23	Cayman Islands Collateral Charge, West Bay Beach South Property, Block 12D, Parcel 79REM1/2 (incorporated herein by reference to Exhibit 10.9 filed as a part of our Form 8-K filed August 9, 2006, File No. 0-25248)

10.24	Cayman Islands Collateral Charge, West Bay Beach North, Block 11D, Parcel 40 (incorporated herein by reference to Exhibit 10.10 filed as a part of our Form 8-K filed August 9, 2006, File No. 0-25248)

10.25	Cayman Islands Collateral Charge, West Bay Beach North, Block 11D, Parcel 8 (incorporated herein by reference to Exhibit 10.11 filed as a part of our Form 8-K filed August 9, 2006, File No. 0-25248)

10.26	Cayman Islands Collateral Charge, West Bay North East, Block 9A, Parcel 8 (incorporated herein by reference to Exhibit 10.12 filed as a part of our Form 8-K filed August 9, 2006, File No. 0-25248)

10.27	Cayman Islands Collateral Charge, West Bay North East, Block 9A, Parcel 469 (incorporated herein by reference to Exhibit 10.13 filed as a part of our Form 8-K filed August 9, 2006, File No. 0-25248)

10.28	Loan Agreement dated as of October 4, 2006, by and between Royal Bank of Canada and Consolidated Water (Bahamas) Ltd. (incorporated herein by reference to Exhibit 10.1 filed as a part of our Form 8-K filed October 6, 2006, File No. 0-25248)

10.29.1†	Form of Agreement for Desalinated Water Supply dated May 2005 among Water and Sewerage Corporation, Consolidated Water Co. Ltd. and Consolidated Water (Bahamas) Limited (incorporated herein by reference to Exhibit 10.1 filed as a part of our Form 8-K filed February 4, 2011, File No. 0-25248)

10.29.2†	Letter of Acceptance dated January 25, 2011 (effective January 31, 2011) between Water and Sewerage Corporation and Consolidated Water Co. Ltd. (incorporated herein by reference to Exhibit 10.2 filed as a part of our Form 8-K filed February 4, 2011, File No. 0-25248)

10.29.3†	Proposal letter dated December 8, 2010 addressed to the Water and Sewerage Corporation (incorporated herein by reference to Exhibit 10.3 filed as a part of our Form 8-K filed February 4, 2011, File No. 0-25248)

10.30.1	N.S.C. Agua S.A. de C.V. agreement for the purchase of 12 hectares of land dated May 16, 2013 (incorporated herein by reference to Exhibit 10.32.1 filed as a part of our Form 10-K for the fiscal year ended December 31, 2013, Commission File No. 0-25248)

10.30.2	Appendix to N.S.C. Agua S.A. de C.V. agreement for the purchase of 12 hectares of land dated May 16, 2013 (incorporated herein by reference to Exhibit 10.32.2 filed as a part of our Form 10-K for the fiscal year ended December 31, 2013, Commission File No. 0-25248)

10.30.3	Exhibit Index to N.S.C. Agua S.A. de C.V. agreement for the purchase of 12 hectares of land dated May 16, 2013 (incorporated herein by reference to Exhibit 10.32.3 filed as a part of our Form 10-K for the fiscal year ended December 31, 2013, Commission File No. 0-25248)

10.30.4	Exhibits to N.S.C. Agua S.A. de C.V. agreement for the purchase of 12 hectares of land dated May 16, 2013 (incorporated herein by reference to Exhibit 10.32.4 filed as a part of our Form 10-K for the fiscal year ended December 31, 2013, Commission File No. 0-25248)

10.31	Stock Purchase Agreement dated February 11, 2016 among Consolidated Water U.S. Holdings, Inc., Aerex Industries, Inc. and Thomas Donnick, Jr. (incorporated herein by reference to Exhibit 10.1 filed as a part of our Form 8-K filed February 16, 2016, File No. 0-25248)

21.1**	Subsidiaries of the Registrant

23.1**	Consent of Marcum LLP — Consolidated Water Co. Ltd.

23.2**	Consent of Marcum LLP - Ocean Conversion (BVI) Ltd.

31.1**	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2**	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Schema

101.CAL**	XBRL Taxonomy Calculation Linkbase

101.DEF**	XBRL Taxonomy Definition Linkbase

101.LAB**	XBRL Taxonomy Label Linkbase

101.PRE**	XBRL Taxonomy Presentation Linkbase

*	Indicates a management contract or compensatory plan.
**	Filed herewith.
†	Portions of these Exhibits have been omitted pursuant to a request for confidential treatment.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONSOLIDATED WATER CO. LTD.

By:	/s/ Wilmer F. Pergande
Wilmer F. Pergande
Chairman of the Board of Directors

Dated: March 15, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature		Title	Date

By:	/s/ Wilmer F. Pergande	Chairman of the Board of Directors	March 15, 2016
Wilmer F. Pergande

By:	/s/ Frederick W. McTaggart	Director, Chief Executive Officer and President	March 15, 2016
	Frederick W. McTaggart	(Principal Executive Officer)

By:	/s/ David W. Sasnett	Executive Vice President & Chief Financial Officer	March 15, 2016
	David W. Sasnett	(Principal Financial and Accounting Officer)

By:	/s/ Brian E. Butler	Director	March 15, 2016
Brian E. Butler

By:	/s/ Carson K. Ebanks	Director	March 15, 2016
Carson K. Ebanks

By:	/s/ Richard L. Finlay	Director	March 15, 2016
Richard L. Finlay

By:	/s/ Clarence B. Flowers, Jr.	Director	March 15, 2016
Clarence B. Flowers, Jr.

By:	/s/ Leonard J. Sokolow	Director	March 15, 2016
Leonard J. Sokolow

By:	/s/ Raymond Whittaker	Director	March 15, 2016
Raymond Whittaker