Form 10-Q
period 2016-03-31
CONSOLIDATED WATER CO LTD
filed 2016-05-10
CIK 928340

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

As of May 4, 2016, 14,785,922 shares of the registrant’s common stock, with US$0.60 par value, were outstanding.

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

Our Netherlands subsidiary conducts business in US$ and euros, our Indonesian subsidiary conducts business in US$ and Indonesian rupiahs, and our Mexico subsidiary conducts business in US$ and Mexican pesos. The exchange rates for conversion of euros, rupiahs and Mexican pesos into US$ vary based upon market conditions.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED WATER CO. LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2016	2015
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$35,550,623	$44,792,734
Certificate of deposit	5,637,538	5,637,538
Restricted cash	-	428,203
Accounts receivable, net	13,799,199	9,529,016
Inventory	1,890,613	1,918,728
Prepaid expenses and other current assets	800,063	1,282,660
Current portion of loans receivable	1,871,925	1,841,851
Costs and estimated earnings in excess of billings	393,096	-
Total current assets	59,943,057	65,430,730
Property, plant and equipment, net	54,817,803	53,743,170
Construction in progress	2,769,970	1,928,610
Inventory, non-current	4,594,425	4,558,374
Loans receivable	3,289,604	3,769,016
Investment in OC-BVI	4,578,060	4,548,271
Intangible assets, net	6,452,727	771,811
Goodwill	11,534,248	3,499,037
Land held for development	20,558,424	20,558,424
Other assets	2,784,901	2,767,583
Total assets	$171,323,219	$161,575,026

LIABILITIES AND EQUITY
Current liabilities
Accounts payable and other current liabilities	$3,904,296	$4,829,535
Dividends payable	1,177,772	1,177,246
Note payable to related party	490,000	-
Demand loan payable	6,489,582	6,958,328
Billings in excess of costs and estimated earnings	153,525	189,985
Total current liabilities	12,215,175	13,155,094
Deferred tax liability	2,378,029	-
Other liabilities	607,827	224,827
Total liabilities	15,201,031	13,379,921
Commitments and contingencies
Equity
Consolidated Water Co. Ltd. stockholders' equity
Redeemable preferred stock, $0.60 par value. Authorized 200,000 shares; issued and outstanding 38,004 and 38,804 shares, respectively	22,802	23,282
Class A common stock, $0.60 par value. Authorized 24,655,000 shares; issued and outstanding 14,785,922 and 14,781,201 shares, respectively	8,871,553	8,868,721
Class B common stock, $0.60 par value. Authorized 145,000 shares; none issued	-	-
Additional paid-in capital	84,745,395	84,597,349
Retained earnings	53,027,621	52,084,175
Cumulative translation adjustment	(536,381)	(533,365)
Total Consolidated Water Co. Ltd. stockholders' equity	146,130,990	145,040,162
Non-controlling interests	9,991,198	3,154,943
Total equity	156,122,188	148,195,105
Total liabilities and equity	$171,323,219	$161,575,026

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONSOLIDATED WATER CO. LTD.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended March 31,
	2016	2015
Retail revenues	$5,970,238	$6,135,638
Bulk revenues	7,265,293	8,382,316
Services revenues	799,241	148,158
Total revenues	14,034,772	14,666,112

Cost of retail revenues	2,629,674	2,766,863
Cost of bulk revenues	4,610,324	5,466,060
Cost of services revenues	617,743	284,887
Total cost of revenues	7,857,741	8,517,810
Gross profit	6,177,031	6,148,302
General and administrative expenses	4,460,986	3,892,966
Income from operations	1,716,045	2,255,336

Other income (expense):
Interest income	216,835	233,582
Interest expense	(64,046)	(69,532)
Profit sharing income from OC-BVI	34,425	26,325
Equity in earnings of OC-BVI	45,364	75,155
Impairment of investment in OC-BVI	(50,000)	(310,000)
Other	206,979	(175,087)
Other income (expense), net	389,557	(219,557)
Income before income taxes	2,105,602	2,035,779
Provision for (benefit from) income taxes	(73,269)	-
Net income	2,178,871	2,035,779
Income attributable to non-controlling interests	124,230	114,518
Net income attributable to Consolidated Water Co. Ltd. stockholders	$2,054,641	$1,921,261

Basic earnings per common share attributable to Consolidated Water Co. Ltd. common stockholders	$0.14	$0.13
Diluted earnings per common share attributable to Consolidated Water Co. Ltd. common stockholders	$0.14	$0.13
Dividends declared per common share	$0.075	$0.075

Weighted average number of common shares used in the determination of:
Basic earnings per share	14,783,380	14,718,757
Diluted earnings per share	14,864,125	14,764,169

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONSOLIDATED WATER CO. LTD.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Three Months Ended March 31,
	2016	2015
Net income	$2,178,871	$2,035,779
Other comprehensive income (loss)
Foreign currency translation adjustment	(3,175)	(35,549)
Total other comprehensive income (loss)	(3,175)	(35,549)
Comprehensive income	2,175,696	2,000,230
Comprehensive income attributable to non-controlling interests	124,071	112,741
Comprehensive income attributable to Consolidated Water Co. Ltd. stockholders	$2,051,625	$1,887,489

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONSOLIDATED WATER CO. LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2016	2015
Net cash provided by (used in) operating activities	$(356,645)	$2,478,158

Cash flows from investing activities
Additions to property, plant and equipment and construction in progress	(954,671)	(442,915)
Proceeds from sale of equipment	15,000	600
Acquisition of business, net of cash acquired	(7,742,853)	-
Collections on loans receivable	449,338	421,149
Release of restricted cash	423,405	-
Net cash used in investing activities	(7,809,781)	(21,166)

Cash flows from financing activities
Dividends paid to CWCO common shareholders	(1,107,759)	(1,103,093)
Dividends paid to CWCO preferred shareholders	(2,910)	(2,763)
Repurchase of redeemable preferred stock	(6,083)	-
Proceeds received from exercise of stock options	50,420	145,147
Note payable to related party	490,000	-
Repayments of demand loan payable	(500,000)	(500,000)
Net cash used in financing activities	(1,076,332)	(1,460,709)
Effect of exchange rate changes on cash	647	44,956
Net increase (decrease) in cash and cash equivalents	(9,242,111)	1,041,239
Cash and cash equivalents at beginning of period	44,792,734	35,713,689
Cash and cash equivalents at end of period	$35,550,623	$36,754,928

Interest paid in cash	$32,896	$39,962

Non-cash investing and financing activities
Dividends declared but not paid	$1,111,795	$1,107,834
Transfers from (to) inventory to (from) property, plant and equipment and construction in progress	$69,920	$(647)
Transfers from construction in progress to property, plant and equipment	$83,903	$95,786

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONSOLIDATED WATER CO. LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. Principal activity

Consolidated Water Co. Ltd., and its subsidiaries (collectively, the “Company”) use reverse osmosis technology to produce potable water from seawater. The Company processes and supplies water, and provides water-related products and services, to its customers in the Cayman Islands, Belize, The Bahamas, the British Virgin Islands, Indonesia and the United States. The Company sells water to a variety of customers, including public utilities, commercial and tourist properties, residential properties and government facilities. The base price of water supplied by the Company, and adjustments thereto, are determined by the terms of a retail license and bulk water supply contracts which provide for adjustments based upon the movement in the government price indices specified in the license and contracts as well as monthly adjustments for changes in the cost of energy. The Company also manufactures and services a wide range of products and provides design, engineering, management, operating and other services applicable to commercial and municipal water production, supply and treatment, and industrial water and wastewater treatment.

2. Accounting policies

Basis of presentation: The accompanying condensed consolidated financial statements include the accounts of the Company’s (i) wholly-owned subsidiaries, Aquilex, Inc., Cayman Water Company Limited (“Cayman Water”), Consolidated Water (Belize) Limited (“CW-Belize”), Ocean Conversion (Cayman) Limited (“OC-Cayman”), DesalCo Limited (“DesalCo”), Consolidated Water Cooperatief, U.A. (“CW-Cooperatief”), Consolidated Water U.S. Holdings, Inc. (“CW-Holdings”); and (ii) majority-owned subsidiaries Consolidated Water (Bahamas) Ltd. (“CW-Bahamas”), Aerex Industries, Inc. (“Aerex”), Consolidated Water (Asia) Pte. Limited, PT Consolidated Water Bali (“CW-Bali”) and N.S.C. Agua, S.A. de C.V. (“NSC”). The Company’s investment in its affiliate, Ocean Conversion (BVI) Ltd. (“OC-BVI”), is accounted for using the equity method of accounting. All significant intercompany balances and transactions have been eliminated in consolidation.

The accompanying interim condensed consolidated financial statements are unaudited. These condensed consolidated financial statements reflect all adjustments (which are of a normal recurring nature) that, in the opinion of management, are necessary to fairly present the Company’s financial position, results of operations and cash flows as of and for the periods presented. The results of operations for these interim periods are not necessarily indicative of the operating results for future periods, including the fiscal year ending December 31, 2016.

These condensed consolidated financial statements and notes are presented in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) relating to interim financial statements and in conformity with accounting principles generally accepted in the United States of America (“US GAAP”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with US GAAP have been condensed or omitted in these condensed financial statements pursuant to SEC rules and regulations, although the Company believes that the disclosures made herein are adequate to make the information not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

Foreign currency: The Company’s reporting currency is the United States dollar (“US$”). The functional currency of the Company and its foreign operating subsidiaries (other than NSC and CW-Cooperatief) is the currency for each respective country. The functional currency for NSC is the US$. The exchange rates between the Cayman Islands dollar, the Belize dollar, the Bahamian dollar are fixed to the US$. CW-Cooperatief conducts business in US$ and euros, CW-Bali conducts business in US$ and Indonesian rupiahs, and NSC conducts business in US$ and Mexican pesos. The exchange rates for conversion of euros, rupiahs and Mexican pesos into US$ vary based upon market conditions. Net foreign currency gains (losses) arising from transactions conducted in foreign currencies were $154,409 and ($175,095) for the three months ended March 31, 2016 and 2015, respectively, and are included in “Other income (expense)” in the accompanying condensed consolidated statements of income.

Comprehensive income: Comprehensive income (loss) is defined as the change in equity during a period from transactions and other events from non-owner sources. Comprehensive income (loss) is the total of net income and other comprehensive income (loss) which, for the Company, is comprised entirely of foreign currency translation adjustments related to CW-Bali.

Cash and cash equivalents: Cash and cash equivalents consist of demand deposits at banks and highly liquid deposits at banks with an original maturity of three months or less. Cash and cash equivalents as of March 31, 2016 and December 31, 2015 include $9.5 million and $13.6 million, respectively, of certificates of deposits with an original maturity of three months or less.

Transfers from the Company’s Bahamas and Belize bank accounts to Company bank accounts in other countries require the approval of the Central Bank of the Bahamas and Belize, respectively. As of March 31, 2016, the equivalent United States dollar cash balances for deposits held in the Bahamas and Belize were approximately $17.4 million and $4.6 million, respectively. The $17.4 million Bahamas balance includes the Company’s certificate of deposit balance of approximately $5.6 million.

Comparative amounts: Certain amounts reported in the financial statements issued in prior periods have been reclassified herein to conform to the current period’s presentation. These reclassifications had no effect on consolidated net income.

3. Purchase of interest in Aerex Industries, Inc.

On February 11, 2016 (the “Closing Date”), the Company, through its wholly-owned subsidiary, CW-Holdings, entered into a stock purchase agreement (the “Purchase Agreement”) with Aerex and Thomas Donnick, Jr. (“Donnick”), Aerex’s sole shareholder prior to the Closing Date. Pursuant to the terms of the Purchase Agreement, CW-Holdings purchased a 51% ownership interest in Aerex for an aggregate purchase price of approximately $7.7 million in cash. After giving effect to the transactions contemplated by the Purchase Agreement, CW-Holdings owns 51% of the outstanding capital stock of Aerex and Donnick owns 49% of the outstanding capital stock of Aerex. CW-Holdings also acquired from Donnick an option to compel Donnick to sell, and granted to Donnick an option to require CW-Holdings to purchase, Donnick’s 49% ownership interest in Aerex at a price based upon the fair market value of Aerex at the time of the exercise of the option. The options are exercisable on or after the third anniversary of the Closing Date. In connection with the Purchase Agreement, the Company guaranteed the obligations of CW-Holdings with respect to the option granted to Donnick to require CW-Holdings to purchase Donnick’s 49% ownership interest in Aerex.

Aerex is an original equipment manufacturer and service provider of a wide range of products and services applicable to municipal water treatment and industrial water and wastewater treatment. Its products include membrane separation equipment, filtration equipment, piping systems, vessels and custom fabricated components. Aerex also offers engineering, design, consulting, inspection, training and equipment maintenance services to its customers. Aerex is an American Society of Mechanical Engineers (ASME) code accredited manufacturer and maintains the ASME U and S and the National Board NB and R Certificates of Authorization. Its corporate offices and manufacturing facilities are located in Fort Pierce, Florida.

In connection with the Purchase Agreement, CW-Holdings, Aerex and Donnick entered into a shareholders agreement, pursuant to which CW-Holdings and Donnick agreed to certain rights and obligations with respect to the governance of Aerex. Immediately following the acquisition, Aerex’s prior sole stockholder and the Company loaned $490,000 and $510,000, respectively, to Aerex. These loans have a maturity date of August 10, 2016 and bear interest at 1% per annum.

The purchase price for Aerex is summarized as follows:

February 11, 2016
Cash consideration
Purchase price (excluding working capital)	$7,140,000
Working capital adjustment	605,179
Cash acquired	(2,326)
Total cash consideration	$7,742,853

The following table summarizes the estimated fair values of the assets and liabilities assumed at the acquisition date:

February 11, 2016
Financial assets	$456,664
Inventory	70,487
Costs and estimated earnings in excess of billings	784,465
Property, plant and equipment	2,159,401
Identifiable intangible assets	5,900,000
Deferred tax liability	(2,451,298)
Accounts payable and accrued liabilities	(116,893)
Net liability arising from put/call options	(383,000)
Total identifiable net assets	6,419,826
Non-controlling interest in Aerex	(6,712,184)
Goodwill	8,035,211
$7,742,853

The identifiable intangible assets consist of the following items with amortization calculated using a straight line method over the useful life of the asset:

	February 11, 2016	Useful life
Non-compete agreement	$400,000	5 years
Trade name	1,400,000	15 years
Certifications/programs	2,000,000	3 years
Customer backlog	100,000	1 year
Customer relationships	2,000,000	4 years
	$5,900,000

The results of operations of Aerex are included in our consolidated financial statements from the date of acquisition. The total revenue and net income generated by Aerex for the period February 11, 2016 to March 31, 2016, were approximately $619,000 and $22,000, respectively, and are included in the services segment. General and administrative expenses incurred by the Company for the Aerex acquisition were approximately $83,500 for the three months ended March 31, 2016.

The following pro forma financial information presents the results of operations of the Company for the three months ended March 31, 2016 and 2015, as if the acquisition of Aerex had taken place on January 1, 2015. The pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which would have actually occurred had the transaction taken place on January 1, 2015, or of future results of operations:

	Three Months Ended March 31,
	2016	2015
Revenues	$14,566,024	$20,573,746
Cost of revenues	8,236,741	12,793,952
Gross profit	6,329,283	7,779,794
General and administrative expenses	4,736,257	4,325,631
Income from operations	1,593,026	3,454,163
Other income (expense), net	391,061	(215,945)
Income before income taxes	1,984,087	3,238,218
Provision for (benefit from) income taxes	(136,432)	438,035
Net income	2,120,519	2,800,183
Income attributable to non-controlling interests	85,924	562,280
Net income attributable to Consolidated Water Co. Ltd. stockholders	$2,034,595	$2,237,903

Basic earnings per common share attributable to Consolidated Water Co. Ltd. common stockholders	$0.14	$0.15
Diluted earnings per common share attributable to Consolidated Water Co. Ltd. common stockholders	$0.14	$0.15

Weighted average number of common shares used in the determination of:
Basic earnings per share	14,783,380	14,718,757
Diluted earnings per share	14,864,125	14,764,169

4. Fair value measurements

As of March 31, 2016 and December 31, 2015, the carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and other current liabilities, the demand loan and dividends payable approximate their fair values due to the short term maturities of these instruments. Management considers that the carrying amounts for loans receivable and long term debt as of March 31, 2016 and December 31, 2015 approximate their fair value as the stated interest rates approximate market rates.

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

The following table presents the Company’s fair value hierarchy for assets and liabilities measured at fair value as of March 31, 2016 and December 31, 2015:

	March 31, 2016
	Level 1	Level 2	Level 3	Total

Assets
Recurring
Certificate of deposit	$-	$5,637,538	$-	$5,637,538
Nonrecurring
Investment in OC-BVI	$-	$-	$4,578,060	$4,578,060

Liabilities
Recurring
Net liability arising from put/call options	$-	$-	$383,000	$383,000

	December 31, 2015
	Level 1	Level 2	Level 3	Total
Assets
Recurring
Restricted cash	$428,203	$-	$-	$428,203
Certificate of deposit	-	5,637,538	-	5,637,538
Total recurring	$428,203	$5,637,538	$-	$6,065,741

Nonrecurring
Investment in OC-BVI	$-	$-	$4,548,271	$4,548,271

The activity for Level 3 financial instruments for the three months ended March 31, 2016 was as follows:

Investment in OC-BVI
Balance as of December 31, 2015	$4,548,271
Profit sharing and equity from earnings of OC-BVI	79,789
Distributions received from OC-BVI	-
Impairment of investment in OC-BVI (See Note 7)	(50,000)
Balance as of March 31, 2016	$4,578,060

Net liability arising from put/call options(1)
Balance as of December 31, 2015	$-
Net liability arising from put/call options	383,000
Balance as of March 31, 2016	$383,000

____________________

(1) The net liability arising from put/call options is included in the accompanying condensed consolidated balance sheets within other liabilities as of March 31, 2016.

5. Segment information

The Company has three reportable segments: retail, bulk and services. The retail segment primarily operates the water utility for the Seven Mile Beach and West Bay areas of Grand Cayman Island pursuant to an exclusive license granted by the Cayman Islands government. The bulk segment supplies potable water to government utilities in Grand Cayman, The Bahamas and Belize under long-term contracts. The services segment manufactures and services a wide range of products and provides design, engineering, management, operating and other services applicable to commercial and municipal water production, supply and treatment, and industrial water and wastewater treatment. The services segment includes the operations of Aerex beginning February 11, 2016. Consistent with prior periods, the Company records all non-direct general and administrative expenses in its retail business segment and does not allocate any of these non-direct costs to its other two business segments.

The accounting policies of the segments are consistent with those described in Note 2. The Company evaluates each segment’s performance based upon its income from operations. All intercompany transactions are eliminated for segment presentation purposes.

The Company’s segments are strategic business units that are managed separately because, while all segments derive their revenues from water-related activities, each segment sells different products and/or services, serves customers with distinctly different needs and generates different gross profit margins.

	Three Months Ended March 31, 2016
	Retail	Bulk	Services	Total
Revenues	$5,970,238	$7,265,293	$799,241	$14,034,772
Cost of revenues	2,629,674	4,610,324	617,743	7,857,741
Gross profit	3,340,564	2,654,969	181,498	6,177,031
General and administrative expenses	2,897,861	435,896	1,127,229	4,460,986
Income (loss) from operations	$442,703	$2,219,073	$(945,731)	1,716,045
Other income (expense), net				389,557
Income before income taxes				2,105,602
Provision for (benefit from) income taxes				(73,269)
Net income				2,178,871
Income attributable to non-controlling interests				124,230
Net income attributable to Consolidated Water Co. Ltd. stockholders				$2,054,641

Depreciation and amortization expenses for the three months ended March 31, 2016 for the retail, bulk and services segments were $587,726, $827,389 and $239,707, respectively.

	Three Months Ended March 31, 2015
	Retail	Bulk	Services	Total
Revenues	$6,135,638	$8,382,316	$148,158	$14,666,112
Cost of revenues	2,766,863	5,466,060	284,887	8,517,810
Gross profit (loss)	3,368,775	2,916,256	(136,729)	6,148,302
General and administrative expenses	2,898,415	417,364	577,187	3,892,966
Income (loss) from operations	$470,360	$2,498,892	$(713,916)	2,255,336
Other income, net				(219,557)
Net income				2,035,779
Income attributable to non-controlling interests				114,518
Net income attributable to Consolidated Water Co. Ltd. stockholders				$1,921,261

Depreciation and amortization expenses for the three months ended March 31, 2015 for the retail, bulk and services segments were $590,040, $794,725 and $22,474, respectively.

	As of March 31, 2016
	Retail	Bulk	Services	Total
Accounts receivable, net	$2,684,520	$9,567,044	$1,547,635	$13,799,199
Property plant and equipment, net	$24,914,329	$27,661,157	$2,242,317	$54,817,803
Construction in progress	$2,668,571	$101,399	$-	$2,769,970
Intangibles, net	$-	$649,604	$5,803,123	$6,452,727
Goodwill	$1,170,511	$2,328,526	$8,035,211	$11,534,248
Land held for development	$-	$-	$20,558,424	$20,558,424
Total assets	$54,291,232	$75,334,227	$41,697,760	$171,323,219

	As of December 31, 2015
	Retail	Bulk	Services	Total
Accounts receivable, net	$2,261,141	$6,231,626	$1,036,249	$9,529,016
Property plant and equipment, net	$25,204,226	$28,421,906	$117,038	$53,743,170
Construction in progress	$1,860,050	$68,560	$-	$1,928,610
Intangibles, net	$-	$666,152	$105,659	$771,811
Goodwill	$1,170,511	$2,328,526	$-	$3,499,037
Land held for development	$-	$-	$20,558,424	$20,558,424
Total assets	$54,561,577	$83,284,439	$23,729,010	$161,575,026

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

The following summarizes information related to the computation of basic and diluted EPS for the three months ended March 31, 2016 and 2015.

	Three Months Ended March 31,
	2016	2015
Net income attributable to Consolidated Water Co. Ltd. stockholders	$2,054,641	$1,921,261
Less: preferred stock dividends	(2,850)	(2,763)
Net income available to common shares in the determination of basic earnings per common share	$2,051,791	$1,918,498

Weighted average number of common shares in the determination of basic earnings per common share attributable to Consolidated Water Co. Ltd. common stockholders	14,783,380	14,718,757
Plus:
Weighted average number of preferred shares outstanding during the period	38,584	36,840
Potential dilutive effect of unexercised options	42,161	8,572
Weighted average number of shares used for determining diluted earnings per common share attributable to Consolidated Water Co. Ltd. common stockholders	14,864,125	14,764,169

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

The Company’s equity investment in OC-BVI amounted to $4,578,060 and $4,548,271 as of March 31, 2016 and December 31, 2015, respectively.

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

Summarized financial information of OC-BVI is presented as follows:

	March 31,	December 31,
	2016	2015
Current assets	$4,759,727	$4,323,792
Non-current assets	4,524,902	4,682,650
Total assets	$9,284,629	$9,006,442

	March 31,	December 31,
	2016	2015
Current liabilities	$717,052	$584,116
Non-current liabilities	1,672,650	1,650,252
Total liabilities	$2,389,702	$2,234,368

	Three Months Ended March 31,
	2016	2015
Revenues	$936,884	$1,068,901
Cost of revenues	484,639	581,644
Gross profit	452,245	487,257
General and administrative expenses	260,542	244,342
Income from operations	191,703	242,915
Other income (expense), net	(68,850)	(52,649)
Net income	122,853	190,266
Income attributable to non-controlling interests	18,641	17,614
Net income attributable to controlling interests	$104,212	$172,652

The Company recognized $45,364 and $75,155 in earnings from its equity investment in OC-BVI for the three months ended March 31, 2016 and 2015, respectively. The Company recognized $34,425 and $26,325 in profit sharing income from its profit sharing agreement with OC-BVI for the three months ended March 31, 2016 and 2015, respectively.

For the three months ended March 31, 2016 and 2015, the Company recognized $138,756 and $128,775, respectively, in revenues from its management services agreement with OC-BVI. Amounts payable by OC-BVI to the Company were $40,784 and $23,803 as of March 31, 2016 and December 31, 2015, respectively. The Company’s recorded value of this management services agreement, which is reflected as an intangible asset on the Company’s condensed consolidated balance sheets, was $83,123 and $105,659 as of March 31, 2016 and December 31, 2015, respectively.

Baughers Bay Litigation

Under the terms of a water supply agreement dated May 1990 (the “1990 Agreement”) between OC-BVI and the Government of the British Islands (the “BVI government”) for the Baughers Bay plant upon the expiration of its initial seven-year term in May 1999, the 1990 Agreement would automatically be extended for another seven-year term unless the BVI government provided notice, at least eight months prior to such expiration, of its decision to purchase the plant from OC-BVI at the agreed upon amount under the 1990 Agreement of approximately $1.42 million. In correspondence between the parties from late 1998 through early 2000, the BVI government indicated that it intended to purchase the plant but would be amenable to negotiating a new water supply agreement, and that it considered the 1990 Agreement to be in force on a monthly basis until negotiations between the BVI government and OC-BVI were concluded. Occasional discussions were held between the parties after 2000 without resolution of the matter. OC-BVI continued to supply water from the plant and expended approximately $4.7 million between 1995 and 2003 to significantly expand the production capacity of the plant beyond that contemplated in the 1990 Agreement.

In 2006, the BVI government took the position that the seven-year extension of the 1990 Agreement had been completed and that it was entitled to ownership of the Baughers Bay plant. In response, OC-BVI disputed the BVI government’s contention that the original terms of the 1990 Agreement remained in effect.

During 2007, the BVI government significantly reduced its payments for the water being supplied by OC-BVI and filed a lawsuit with the Eastern Caribbean Supreme Court (the “Court”) seeking ownership of the Baughers Bay plant. OC-BVI counterclaimed to the Court that it was entitled to continued possession and operation of the Baughers Bay plant until the BVI government paid OC-BVI approximately $4.7 million, which OC-BVI believed represented the value of the Baughers Bay plant at its expanded production capacity. OC-BVI subsequently filed claims with the Court seeking payment for water sold and delivered to the BVI government through May 31, 2009 at the contract prices in effect before the BVI government asserted its purported right of ownership of the plant.

The Court ruled on this litigation in 2009, determining that (i) the BVI government was entitled to immediate ownership and possession of the Baughers Bay plant; (ii) OC-BVI was not entitled to compensation for the expenditures made to expand the production capacity of the plant; (iii) OC-BVI was entitled to full payment of water invoices issued up to December 20, 2007, which had been calculated under the terms of the original 1990 Agreement; and (iv) OC-BVI was entitled to the amount of $10.4 million for water produced by OC-BVI from the Baughers Bay plant subsequent to December 20, 2007.

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

OC-BVI and the BVI government have not reached an agreement on the value of the plant at the date it was transferred to the BVI government but have engaged a mutually approved appraiser to complete a valuation of the Baughers Bay plant in accordance with the Appellate Court ruling. Such valuation is presently in process.

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

As a quoted market price for OC-BVI’s stock is not available, to test for possible impairment of its investment in OC-BVI, the Company estimates its fair value through the use of the discounted cash flow method, which relies upon projections of OC-BVI’s operating results, working capital and capital expenditures. The use of this method requires the Company to estimate OC-BVI’s cash flows from (i) the Bar Bay agreement and (ii) the pending amount awarded by the Appellate Court for the value of the Baughers Bay plant transferred by OC-BVI to the BVI government.

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

As of March 31, 2016 and 2015, after updating its probability-weighted estimates of OC-BVI’s future cash flows and its resulting estimate of the fair value of its investment in OC-BVI, the Company determined that the carrying value of its investment in OC-BVI exceeded its fair value and recorded impairment charges of $50,000 and $310,000 for the three months ended March 31, 2016 and 2015, respectively.

The remaining carrying value of the Company’s investment in OC-BVI of approximately $4.6 million as of March 31, 2016 assumes that the BVI government will honor its obligations under the Bar Bay agreement and also assumes (on a probability-weighted basis) that (i) the BVI government will exercise its option to extend the Bar Bay agreement for seven years beyond its initial term, which expires March 4, 2017, and (ii) OC-BVI will receive the pending amount (as estimated by the Company) awarded by the Eastern Caribbean Court of Appeals for the value of the Baughers Bay plant previously transferred by OC-BVI to the BVI government.

The $4.6 million carrying value of the Company’s investment in OC-BVI as of March 31, 2016 exceeds the Company’s underlying equity in OC-BVI’s net assets by approximately $850,000. The Company accounts for this excess as goodwill. The BVI government is OC-BVI’s sole customer and substantially all of OC-BVI’s revenues are generated from its Bar Bay plant. As the Bar Bay agreement matures to its March 4, 2017 expiration date, and OC-BVI receives the pending court award amount assumed due for the value of the Baughers Bay plant, OC-BVI’s expected future cash flows, and therefore its fair value computed under the discounted cash flow method, will decrease. Unless OC-BVI obtains an extension or modification of its Bar Bay agreement that results in a significant increase in the estimated future cash flows from its Bar Bay plant, the Company will be required to record additional impairment losses during 2016 to reduce the carrying value of its investment in OC-BVI to its then current fair value. These impairment losses will, in the aggregate, at least equal the underlying $850,000 in goodwill reflected in the carrying value of the Company’s investment in OC-BVI. The losses the Company records for its investment in OC-BVI in the future will exceed this $850,000 if OC-BVI ultimately ceases operations at its Bar Bay plant, as OC-BVI will be required to record an impairment loss to reduce the carrying value of its Bar Bay plant to its then estimated fair value. OC-BVI’s aggregate carrying value of the assets that comprise its Bar Bay plant was approximately $4.3 million as of March 31, 2016. Future impairment losses for the Company’s investment in OC-BVI and the Company’s equity in any future operating losses incurred by OC-BVI could have a material adverse impact on the Company’s results of operations.

8. N.S.C. Agua, S.A. de C.V.

In May 2010, the Company acquired, through its wholly-owned Netherlands subsidiary, CW-Cooperatief, a 50% interest in NSC, a development stage Mexican company. The Company has since purchased, through the conversion of a loan it made to NSC, sufficient shares to raise its ownership interest in NSC to 99.9%. NSC was formed to pursue a project (the “Project”) that originally encompassed the construction, operation and minority ownership of a 100 million gallon per day seawater reverse osmosis desalination plant to be located in northern Baja California, Mexico and accompanying pipelines to deliver water to the Mexican potable water system. As discussed in paragraphs that follow, during 2015 the scope of the Project was defined by the State of Baja California (the “State”) to consist of a first phase consisting of a 50 million gallons per day plant and a pipeline that connects to the Mexican potable water infrastructure and a second phase consisting of an additional 50 million gallons of production capacity.

Since its inception, NSC has engaged engineering groups with extensive regional and/or technical experience to prepare preliminary designs and cost estimates for the desalination plant and the proposed pipeline and prepare the environmental impact studies for local, state and federal regulatory agencies, and has also acquired the land, performed pilot plant and feed water source testing, and evaluated financing alternatives for the Project.

Through a series of transactions completed in 2012-2014, NSC purchased 20.1 hectares of land on which the proposed Project’s plant would be constructed for an aggregate price of $20.6 million.

In 2012 and 2013, NSC conducted an equipment piloting plant and water data collection program at the proposed feed water source for the Project under a Memorandum of Understanding (the “EPC MOU”) with a global engineering, procurement and construction contractor for large seawater desalination plants. Under the EPC MOU, the contractor installed and operated an equipment piloting plant and collected water quality data from the proposed feed water source site in Rosarito Beach, Baja California, Mexico. The EPC MOU required that NSC negotiate exclusively with the contractor for the construction of the 100 million gallon per day seawater reverse osmosis desalination plant, and further required payment by NSC to the contractor of up to $500,000 as compensation for the operation and maintenance of the equipment piloting plant should NSC not award the engineering, procurement and construction contract for the Project to the contractor. This first phase of the pilot plant testing program was completed in October 2013. NSC decided not to extend the EPC MOU beyond its February 2014 expiration date and NSC paid the contractor $350,000 during 2014 as compensation for the operation and maintenance of the pilot plant.

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

In August 2014, the State enacted new legislation to regulate Public-Private Association projects which involve the type of long-term contract between a public sector authority and a private party that NSC is seeking to complete the Project. Pursuant to this new legislation, on January 4, 2015, NSC submitted an expression of interest for its project to the Secretary of Infrastructure and Urban Development of the State of Baja California (“SIDUE”). In January 2015, SIDUE accepted NSC’s expression of interest and requested that NSC submit a detailed proposal for the Project that complies with requirements of the new legislation. NSC submitted this detailed proposal (the “APP Proposal”) to SIDUE in late March 2015. The new legislation required that such proposal be evaluated by SIDUE and submitted to the Public-Private Association Projects State Committee (the “APP Committee”) for review and authorization. If the Project is authorized the State would be required to conduct a public tender for the Project.

In response to its unsolicited APP Proposal, in September 2015 NSC received a letter dated June 30, 2015 from the Director General of the Comisión Estatal de Agua de Baja California (“CEA”), the State agency with responsibility for the Project, stating that (i) the Project is in the public interest with high social benefits and is consistent with the objectives of the State development plan and (ii) that the Project should proceed and the required public tender should be conducted. In November 2015, the State officially commenced the tender for the Project, the scope of which the State defined as a first phase to be operational in 2019 consisting of a 50 million gallons per day plant and a pipeline that connects to the Mexican potable water infrastructure and a second phase to be operational in 2024 consisting of an additional 50 million gallons per day of production capacity. The State originally set March 23, 2016 as the deadline for tender submissions but subsequently extended such deadline to April 21, 2016.

NSC submitted its tender for the Project on April 21, 2016. The Company cannot presently determine when the tender evaluation process will be completed by the State or the outcome of such evaluation process.

The Company has acknowledged since the inception of the Project that, due to the amount of capital the Project requires, NSC will ultimately need an equity partner or partners for the Project. Consequently, NSC’s tender to the State for the Project is based upon the following: (i) NSC will sell or otherwise transfer the land and other Project assets to a new company (“Newco”) that would build and own the Project; (ii) NSC’s potential partners would provide the majority of the equity for the Project and thereby would own the majority interest in Newco; (iii) NSC would maintain a minority ownership position in Newco; and (iv) Newco would enter into a long-term management and technical services contract for the Project with an entity partially owned by NSC or another Company subsidiary.

Included in the Company’s consolidated results of operations are general and administrative expenses from NSC, consisting of organizational, legal, accounting, engineering, consulting and other costs relating to NSC’s project development activities. Such expenses amounted to approximately $767,000 and $537,000 for the three months ended March 31, 2016 and 2015, respectively. The assets and liabilities of NSC included in the Company’s consolidated balance sheets amounted to approximately $22.0 million and $502,000, respectively, as of March 31, 2016 and approximately $22.0 million and $488,000, respectively, as of December 31, 2015.

The Company expects to incur additional project development costs on behalf of NSC during the remainder of 2016.

Despite the expenditures the Company has made and the activities it has completed to date, upon completion of the tender process the State may award the Project to a party other than NSC, or the State may cancel the tender process. If NSC is not awarded the Project, the land NSC has purchased may lose its strategic importance as the site for the Project and consequently may decline in value. If NSC is not awarded the Project, NSC may ultimately be unable to sell this land for an amount equal to or in excess of its current carrying value of $20.6 million, and any loss on sale of the land, or impairment charge the Company may be required to record as a result of a decrease in the fair value of the land, could have a material adverse impact on the Company’s results of operations.

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

In October 2015, the Company learned that EWG had filed a lawsuit against the individual shareholder, NSC, NSA, CW-Cooperatief, Ricardo del Monte Nunez, Carlos Eduardo Ahumada Arruit, Luis de Angitia Becerra, and the Public Registry of Commerce of Tijuana, Baja California in the Civil Court located in Tecate, Baja California, Mexico.

In this lawsuit, EWG is challenging the capital investment transactions that increased the Company’s ownership interest in NSC to 99.9%. EWG requested that the court, as a preliminary matter: (a) suspend the effectiveness of the challenged transactions; (b) order public officials in Mexico to record the pendency of the lawsuit in the public records; and (c) appoint an inspector for NSA and NSC to oversee its commercial activities. The court granted, ex-parte, the preliminary relief sought by EWG, which resulted in the placement of inscriptions for the lawsuit on NSC’s public records.

Additionally, EWG is also seeking an order directing: (i) NSA, NSC and CW-Cooperatief to refrain from carrying out any transactions with respect to the Project; and (ii) NSA, NSC and CW-Cooperatief, and the partners thereof, to refrain from transferring any interests in NSA, NSC and CW-Cooperatief.

On April 5, 2016, NSC filed a motion for reconsideration with the Tecate, Mexico Court asking, among other things, that the Court; (i) reverse its order to record the pendency of the lawsuit in the public records, (ii) cancel the appointment of the inspector, and (iii) allow NSC to provide a counter-guarantee to suspend the effects of the Court’s order regarding the challenged transactions. On April 26, 2016, the Tecate Court issued an interlocutory judgment (i) ordering the cancellation of the inscriptions on NSC’s public records and (ii) rejecting NSC’s motion for cancellation of the appointment of the inspector. The Court’s decision regarding NSC’s request to provide a counter-guarantee is pending.

On April 26, 2016, NSC filed a full answer to EWG’s claims, rejecting every claim made by EWG. The Court’s response on this matter is pending.

The Company believes that the claims made by EWG are baseless and without merit, will vigorously defend NSC and CW-Cooperatief in this litigation, and will seek dismissal of the orders entered by the court and all claims against NSC and CW-Cooperatief. Furthermore, in November 2015, NSC and CW-Cooperatief filed a complaint in the United States District Court, Southern District of New York against EWG and its Managing Partner, based upon the Company’s conclusion that lawsuit filed by EWG in Mexico directly breaches a contract dated April 12, 2012 between NSC and CW-Cooperatief, and EWG. The Company is vigorously pursuing its claims and seeking relief pursuant to this complaint. The Company incurred legal fees of approximately $196,000 for the three months ended March 31, 2016 in connection with the NSC litigation.

The Company cannot presently determine the outcome of this litigation. However, such litigation could adversely impact the Company’s efforts to complete the Project.

Mexico Tax Authority

The Mexico tax authority, the Servicio de Administracion Tributaria (“SAT”), assessed NSC for taxes relating to payments to foreign vendors on which the SAT contended should have been subject to income tax withholdings during NSC’s 2011 tax year. As of December 31, 2015, the assessment and related penalties, surcharges, inflation adjustments and late fees totaled 7,367,875 Mexican pesos. Such assessments were equivalent to approximately $428,203 as of December 31, 2015 based upon the exchange rate between the US$ and the Mexican peso.

NSC retained the assistance of Mexican tax advisers in this matter, as it believed the assumptions and related work performed by the SAT did not support their tax assessment. As a result, NSC elected to contest this assessment in Mexico federal tax court. NSC was required to provide an irrevocable letter of credit which amounted to 7,367,875 Mexican pesos as of December 31, 2015 as collateral in connection with this tax case. The restricted cash balance of $428,203 included in the accompanying consolidated balance sheet as of December 31, 2015 represented cash on deposit with a bank to secure payment of this irrevocable letter of credit.

In November 2014, NSC received a favorable judgment from the tax court. Based on this outcome, the SAT filed an appeal shortly thereafter to contest the judgment. On February 15, 2016, NSC received a favorable judgment from the appellate tax court.

9. Contingencies

Retail License

The Company sells water through its retail operations under a license issued in July 1990 by the Cayman Islands government that grants Cayman Water the exclusive right to provide potable water to customers within its licensed service area. As discussed below, this license was set to expire in July 2010 but has since been extended while negotiations for a new license take place. Pursuant to the license, Cayman Water has the exclusive right to produce potable water and distribute it by pipeline to its licensed service area which consists of two of the three most populated areas of Grand Cayman, the Seven Mile Beach and West Bay areas. For the three months ended March 31, 2016 and 2015, the Company generated approximately 42%, and 41%, respectively, of its consolidated revenues and 56% and 57%, respectively, of its consolidated gross profits from the retail water operations conducted pursuant to Cayman Water’s exclusive license. As discussed later herein, if Cayman Water is not in default of any of its terms, this license provides Cayman Water with the right to renew the license on terms that are no less favorable than those that the government offers to any third party.

Under the license, Cayman Water pays a royalty to the government of 7.5% of its gross retail water sales revenues (excluding energy cost adjustments). The selling prices of water sold to its customers are determined by the license and vary depending upon the type and location of the customer and the monthly volume of water purchased. The license provides for an automatic adjustment for inflation or deflation on an annual basis, subject to temporary limited exceptions, and an automatic adjustment for the cost of electricity on a monthly basis. The Water Authority Cayman (the “WAC”), on behalf of the government, reviews and confirms the calculations of the price adjustments for inflation and electricity costs. If Cayman Water wants to adjust its prices for any reason other than inflation or electricity costs, Cayman Water has to request prior approval of the Cabinet of the Cayman Islands government. Disputes regarding price adjustments would be referred to arbitration.

The license was scheduled to expire in July 2010 but has been extended several times by the Cayman Islands government in order to provide the parties with additional time to negotiate the terms of a new license agreement. The most recent extension of the license expires on June 30, 2016.

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

The resolution of these license negotiations could result in a material reduction of the operating income and cash flows the Company has historically generated from its retail license and could require the Company to record an impairment charge to reduce the carrying value of its goodwill. Such impairment charge could have a material adverse impact on the Company’s results of operations.

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

At the request of the government of The Bahamas, CW-Bahamas continues to operate and maintain the Windsor plant on a month-to-month basis to provide the government of The Bahamas with additional time to decide whether or not it will extend CW-Bahamas’ water supply agreement for the Windsor plant on a long-term basis. CW-Bahamas generated revenues from the operation of this plant of approximately $1.3 million, and $1.5 million during the three months ended March 31, 2016, and 2015, respectively.

CW-Bali

Through its subsidiary CW-Bali, the Company has built and presently operates a seawater reverse osmosis plant with a productive capacity of approximately 790,000 gallons per day located in Nusa Dua, one of the primary tourist areas of Bali, Indonesia. The Company built this plant based upon its belief that future water shortages in this area of Bali will eventually enable CW-Bali to sell all of this plant’s production. However, since its inception, the sales volumes for this plant have not been sufficient to cover its operating costs. CW- Bali’s operating losses were approximately ($147,000), and ($161,000) for the three months ended March 31, 2016, and 2015, respectively. As of March 31, 2016, the capitalized costs for this plant reflected on the Company’s consolidated balance sheet were approximately $3.1 million.

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

10. Impact of recent accounting standards

Adoption of New Accounting Standards:

In February 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-02, Consolidation (Topic 810) - Amendments to the Consolidation Analysis. The amendments in this update require management to reevaluate whether certain legal entities should be consolidated. Specifically, the amendments (1) modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities (“VIEs”) or voting interest entities, (2) eliminate the presumption that a general partner should consolidate a limited partnership, (3) affect the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships, and (4) provide a scope exception from consolidation guidance for reporting entities with interests in legal entities that are required to comply with or operate in accordance with requirements that are similar to those in Rule 2a-7 of the Investment Company Act of 1940 for registered money market funds. The amendments in this update are effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The adoption of ASU 2015-02 did not have a material impact on the Company’s consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. ASU 2015-03 provides authoritative guidance related to the presentation of debt issuance costs on the balance sheet, requiring companies to present debt issuance costs as a direct deduction from the carrying value of debt. The amendments in this update are effective for public business entities in fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The new guidance must be applied retrospectively to each prior period presented. The adoption of ASU 2015-03 did not have a material impact on the Company’s consolidated financial statements.

In August 2015, the FASB issued ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, which clarifies the treatment of debt issuance costs from line-of-credit arrangements after adoption of ASU 2015-03. The SEC Staff announced they would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The amendment requires retrospective application and represents a change in accounting principle. The amendment becomes effective in fiscal years beginning after December 15, 2015. The adoption of ASU 2015-15 did not have a material impact on the Company’s consolidated financial statements.

In September 2015, the FASB issued ASU 2015-16, Business Combinations: Simplifying the Accounting for Measurement-Period Adjustments, which requires an acquirer to recognize adjustments identified during the measurement period in the reporting period in which the adjustment amounts are determined. The adjustment must include the cumulative effect of the adjustment as if the accounting had been completed on the acquisition date. The update should be applied prospectively and becomes effective January 1, 2016. Early application is permitted. The adoption of ASU 2015-16 did not have a material impact on the Company’s consolidated financial statements.

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

In March 2016, the FASB issued ASU 2016-08, Principal versus Agent Considerations (Reporting Revenue Gross versus Net), that amends the principal versus agent guidance in ASU 2014-09. ASU 2016-08 clarifies that the analysis must focus on whether the entity has control of the goods or services before they are transferred to the customer. ASU 2016-08 also provides additional guidance about how to apply the control principle when services are provided and when goods or services are combined with other goods or services. The effective date of the standard for the Company will coincide with ASU 2014-09 during the first quarter 2018. The Company is currently evaluating the effect that the updated standard will have on Company’s consolidated financial statements.

In April 2016, the FASB issued ASU 2016-10, Identifying Performance Obligations and Licensing, that amends the revenue guidance in ASU 2014-09 on identifying performance obligations and accounting for licenses of intellectual property. ASU 2016-10 changed the FASB's previous proposals on renewals of right-to-use licenses and contractual restrictions. The effective date of the standard for the Company will coincide with ASU 2014-09 during the first quarter 2018. The Company is currently evaluating the effect that the updated standard will have on Company’s consolidated financial statements.

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

In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740), Balance Sheet Classification of Deferred Taxes. ASU 2015-17 requires net deferred tax assets and liabilities be classified as noncurrent in a classified balance sheet and eliminates the classification between current and noncurrent amounts ASU No. 2015-17 is effective for financial statements issued for annual periods beginning after December 15, 2016 and interim periods within those annual periods. Early adoption is permitted. The Company is currently evaluating the effect the adoption of this amendment will have on the Company’s consolidated financial statements.

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

In March 2016, the FASB issued ASU 2016-07, Investments- Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting, which eliminates the requirement to apply the equity method of accounting retrospectively when a reporting entity obtains significant influence over a previously held investment. ASU 2016-07 will be effective for the Company’s fiscal year beginning January 1, 2017 and subsequent interim periods. The Company is currently evaluating the effect the adoption of this amendment will have on the Company’s consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects related to the accounting for share-based payment transactions, including the accounting for income taxes, statutory tax withholding requirements and classification on the statement of cash flows. ASU 2016-09 is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Company is currently evaluating the effect the adoption of this amendment will have on the Company’s consolidated financial statements.

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

The forward-looking statements contained in this report are not guarantees of future performance and involve certain risks, uncertainties and assumptions which are difficult to predict. Actual outcomes and results may differ materially from what is expressed in such forward-looking statements. Important factors which may affect these actual outcomes and results include, without limitation:

•	tourism and weatzher conditions in the areas we serve;
•	the economies of the U.S. and other countries in which we conduct business;
•	our relationships with the governments we serve;
•	regulatory matters, including resolution of the negotiations for the renewal of our retail license on Grand Cayman;
•	our ability to successfully enter new markets, including Mexico and Asia; and
•	other factors, including those “Risk Factors” set forth under Part II, Item 1A in this Quarterly Report and in our 2015 Annual Report on Form 10-K.

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

As a quoted market price for OC-BVI’s stock is not available, to test for possible impairment of our investment in OC-BVI, we estimate its fair value through the use of the discounted cash flow method, which relies upon projections of OC-BVI’s operating results, working capital and capital expenditures. The use of this method requires us to estimate OC-BVI’s cash flows from (i) its water supply agreement with the BVI government for its Bar Bay plant (the “Bar Bay agreement”); and (ii) the pending amount awarded by the Eastern Caribbean Court of Appeals for the value of the Baughers Bay plant previously transferred by OC-BVI to the BVI government (see further discussion of the Baughers Bay litigation at Item 1. - Notes to the Condensed Consolidated Financial Statements - Note 7).

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

As of March 31, 2016, after updating our probability-weighted estimates of OC-BVI’s future cash flows and our resulting estimate of the fair value of our investment in OC-BVI, we determined that the carrying value of our investment in OC-BVI exceeded its fair value and recorded an impairment loss on this investment of $50,000, for the three months ended March 31, 2016. We recorded similar impairment losses of $310,000 and $1,060,000 for the three months ended March 31, 2015 and the year ended December 31, 2015, respectively. The remaining carrying value of our investment in OC-BVI of approximately $4.6 million as of March 31, 2016 assumes that the BVI government will honor its obligations under the Bar Bay agreement and also assumes (on a probability-weighted basis) that (i) the BVI government will exercise its option to extend the Bar Bay agreement for seven years beyond its initial term, which expires March 4, 2017 and (ii) OC-BVI will receive the pending amount (based upon our estimate) awarded by the Eastern Caribbean Court of Appeals for the value of the Baughers Bay plant transferred by OC-BVI to the BVI government.

The $4.6 million carrying value of our investment in OC-BVI as of March 31, 2016 exceeds our underlying equity in OC-BVI’s net assets by approximately $850,000. We account for this excess as goodwill. The BVI government is OC-BVI’s sole customer and substantially all of OC-BVI’s revenues are generated from its Bar Bay plant. As the Bar Bay agreement matures to its March 4, 2017 expiration date and OC-BVI receives the pending court award amount assumed due for the value of the Baughers Bay plant, OC-BVI’s expected future cash flows, and therefore its fair value computed under the discounted cash flow method, will decrease. Unless OC-BVI obtains an extension or modification of its Bar Bay agreement that results in a significant increase in the estimated future cash flows from its Bar Bay plant, we will be required to record additional impairment losses during 2016 to reduce the carrying value of our investment in OC-BVI to its then current fair value. These impairment losses will, in the aggregate, at least equal the underlying $850,000 in goodwill reflected in the carrying value of our investment in OC-BVI. The losses we record for our investment in OC-BVI in the future will exceed this $850,000 if OC-BVI ultimately ceases operations at its Bar Bay plant, as OC-BVI will be required to record an impairment loss to reduce the carrying value of its Bar Bay plant to its then estimated fair value. OC-BVI’s aggregate carrying value of the assets that comprise its Bar Bay plant was approximately $4.3 million as of March 31, 2016. Future impairment losses for our investment in OC-BVI and our equity in any future operating losses incurred by OC-BVI could have a material adverse impact on our results of operations.

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

Through our subsidiary, CW-Bali, we have built and presently operate a seawater reverse osmosis plant with a productive capacity of approximately 790,000 gallons per day located in Nusa Dua, one of the primary tourist areas of Bali, Indonesia. We built this plant based upon our belief that future water shortages in this area of Bali will eventually enable us to sell all of this plant’s production. However, since its inception, the sales volumes for this plant have not been sufficient to cover its operating costs. CW-Bali’s operating losses were approximately ($147,000) and ($161,000) for the three months ended March 31, 2016 and 2015, respectively, and ($484,000) for the year ended December 31, 2015. As of March 31, 2016, the capitalized costs for this plant reflected on our consolidated balance sheet were approximately $3.1 million. If we are not able to significantly increase the revenues generated by this plant in the future, we will be required to record an impairment charge to reduce the carrying value of CW-Bali’s plant assets to their fair value. Such impairment charge could have a material adverse impact on our consolidated results of operations.

RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and accompanying notes included under Part I, Item 1 of this Quarterly Report and our consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for our fiscal year ended December 31, 2015 (“2015 Form 10-K”) and the information set forth under Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2015 Form 10-K.

Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015

Consolidated Results

Net income attributable to Consolidated Water Co. Ltd. common stockholders for 2016 was $2,054,641 ($0.14 per share on a fully-diluted basis), as compared to $1,921,261 ($0.13 per share on a fully-diluted basis) for 2015.

Total revenues for 2016 decreased to $14,034,772 from $14,666,112 in 2015 due to lower revenues for our retail and bulk segments. Gross profit for 2016 was $6,177,031 or 44% of total revenues, as compared to $6,148,302 or 42% of total revenues, for 2015. Gross profit for the retail and bulk segments decreased, while gross profit for the services segment increased, from 2015 to 2016. For further discussion of revenues and gross profit for 2016, see the “Results by Segment” analysis that follows.

General and administrative (“G&A”) expenses on a consolidated basis were $4,460,986 and $3,892,966 for 2016 and 2015, respectively. The increase in consolidated G&A expenses from 2015 to 2016 is primarily attributable to an increase of approximately $230,000 in the project development expenses incurred by our Mexican subsidiary, NSC, and the addition of the expenses of Aerex Industries, Inc. (“Aerex”) after our acquisition of 51% of this company on February 11, 2016.

Net other income for 2016 was $389,557, as compared to net other expense of ($219,557) for 2015. The fluctuation in this net component of our results of operations results principally from (i) a decrease in the impairment charge recorded for our equity investment in OC-BVI for the respective periods of $260,000; and (ii) foreign currency gains recorded for CW-Bali in 2016 as compared to foreign currency losses recorded for this subsidiary in 2015.

Results by Segment

Retail Segment:

The retail segment contributed $442,703 and $470,360 to our income from operations for 2016 and 2015, respectively.

Revenues generated by our retail water operations were $5,970,238 in 2016 as compared to $6,135,638 in 2015. Although the volume of water sold by the retail segment increased by approximately 5% from 2015 to 2016, retail revenues declined by approximately 3% in 2016 due to (i) lower energy costs, which reduced the energy component of the rates we charge to our Cayman Water customers by almost $237,000 from 2015; and (ii) the annual first quarter adjustment of our base rates under our retail license, which were lowered in 2016 by 4.4% due to downward movement in the price indices used as the basis for such rate adjustments.

Retail segment gross profit was $3,340,564 (56% of retail revenues) and $3,368,775 (55% of retail revenues) for 2016 and 2015, respectively. The slight improvement in retail gross profit as a percentage of revenues from 2015 to 2016 is due principally to lower energy costs.

Consistent with prior periods, we record all non-direct G&A expenses in our retail segment and do not allocate any of these non-direct costs to our other two business segments. Retail G&A expenses for 2016 and 2015 remained relatively consistent at $2,897,861 and $2,898,415, for 2016 and 2015, respectively.

CW-Bali owns and operates a seawater reverse osmosis plant with a productive capacity of approximately 790,000 gallons per day located in Nusa Dua, one of the primary tourist areas of Bali, Indonesia. We built this plant based upon our belief that future water shortages in this area of Bali will eventually enable us to sell all of this plant’s production. We sold approximately 2.1 million and 8.7 million gallons to customers on a month-to-month basis during the three months ended March 31, 2016 and 2015, respectively. As of March 31, 2016, capitalized costs for this plant reflected on our consolidated balance sheet were approximately $3.1 million. The revenues we generated from this plant amounted to $27,000 and $71,000 for the three months ended March 31, 2016 and 2015, respectively. CW-Bali’s operating losses were approximately ($147,000) and ($161,000) for the three months ended March 31, 2016 and 2015, respectively.

Bulk Segment:

The bulk segment contributed $2,219,073 and $2,498,892 to our income from operations for 2016 and 2015, respectively.

Bulk segment revenues were $7,265,293 and $8,382,316 for 2016 and 2015, respectively. The decrease in bulk revenues from 2015 to 2016 is attributable to our Bahamas and Cayman operations, which generated approximately $916,000 and $224,000 less in revenues, respectively, in 2016 than in 2015 due to a significant decrease in the prices of diesel fuel and electricity from 2015 to 2016, which reduced the energy component of our bulk water rates.

Gross profit for our bulk segment was $2,654,969 and $2,916,256 for 2016 and 2015, respectively. Gross profit as a percentage of bulk revenues was approximately 37% and 35% for 2016 and 2015, respectively. Gross profit as a percentage of revenues increased in 2016 as compared to 2015 due to the reduced energy prices, as energy expense for our bulk operations was approximately $940,000 less in 2016 than in 2015.

Bulk segment G&A expenses remained relatively consistent at $435,896 and $417,364 for 2016 and 2015, respectively.

Services Segment:

The services segment incurred losses from operations of ($945,731) and ($713,916) for 2016 and 2015, respectively.

Services segment revenues were $799,241 and $148,158 for 2016 and 2015, respectively. Services revenues increased in 2016 due to the addition of Aerex’s revenues.

Gross profit (loss) for our services segment was $181,498 and ($136,729) for 2016 and 2015, respectively. The increase in the service segment’s gross profit from 2015 to 2016 reflects the incremental gross profit generated by Aerex.

G&A expenses for the services segment were $1,127,229 and $577,187 for 2016 and 2015, respectively. The increase in G&A expenses for 2016 as compared to 2015 reflects an increase of approximately $230,000 in the project development expenses incurred by our Mexican subsidiary, NSC, and the incremental expenses of Aerex. NSC’s G&A expenses increased from 2015 to 2016 as a result of legal fees incurred in connection with the NSC litigation and professional fees and other expenses incurred to prepare NSC’s tender documents for the Rosarito project.

FINANCIAL CONDITION

The increases in the amounts reported in our consolidated balance sheets for (i) property, plant and equipment; (ii) intangible assets; (iii) goodwill; (iv) deferred tax liability; and (v) non-controlling interests from December 31, 2015 to March 31, 2016 result from the acquisition of Aerex on February 11, 2016.

Accounts receivable increased by approximately $4.3 million from December 31, 2015 to March 31, 2016 primarily due to accounts receivable for Aerex of approximately $965,000 and an increase in the accounts receivables for CW-Bahamas of approximately $2.5 million. We believe, based upon prior payment history, that CW-Bahamas’ accounts receivable balances will be collected in full.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity Position

Our projected liquidity requirements for the remainder of 2016 include capital expenditures for our existing operations of approximately $2.9 million and the remaining balance on our demand loan payable of $6.5 million due on May 14, 2016. Our liquidity requirements for the rest of 2016 may also include quarterly dividends, if such dividends are declared by our Board. Our dividend payments amounted to approximately $4.4 million for the year ended December 31, 2015 and approximately $1.1 million for the three months ended March 31, 2016.

In May 2014, we obtained financing (the proceeds of which were used to fund NSC’s land purchases in May 2014) in the form of a demand loan payable with an initial principal balance of $10 million. The outstanding balance on this demand loan payable was $6.5 million as of March 31, 2016. Payments on this loan are due quarterly under a five year amortization schedule with the remaining principal balance due on May 14, 2016. This loan bears interest at LIBOR plus 1.5%. We expect to repay this loan with available cash balances on its due date.

As of March 31, 2016, we had cash and cash equivalents and a certificate of deposit totaling approximately $41.2 million and working capital of approximately $47.7 million. We are not presently aware of anything that would lead us to believe that we will not have sufficient liquidity to meet our needs for the remainder of 2016 and thereafter.

Transfers from the Company’s Bahamas and Belize bank accounts to Company bank accounts in other countries require the approval of the Central Banks of the Bahamas and Belize, respectively. As of March 31, 2016, the equivalent United States dollar cash balances for deposits held in the Bahamas and Belize were approximately $17.4 million and $4.6 million, respectively. The $17.4 million Bahamas balance includes the certificate of deposit balance of approximately $5.6 million.

Discussion of Cash Flows for the Three Months Ended March 31, 2016

Our cash and cash equivalents decreased to $35.6 million as of March 31, 2016 from $44.8 million as of December 31, 2015.

Cash Flows from Operating Activities

Our operating activities used cash of approximately $357,000. This net cash used reflects net income generated for the three months of approximately $2.2 million as adjusted for (i) various items included in the determination of net income that do not affect cash flows during the year and (ii) changes in the other components of working capital. The more significant of such items included depreciation and amortization of approximately $1.7 million, a net increase in accounts receivable of approximately $3.5 million, and a net decrease in accounts payable and other current liabilities of approximately $1.1 million.

Cash Flows from Investing Activities

Net cash used in our investing activities was approximately $7.8 million. On February 11, 2016, we acquired a 51% ownership of Aerex Industries, Inc. through a stock purchase agreement for an aggregate purchase price of approximately $7.7 million in cash. We purchased property plant and equipment and expended funds on construction in progress in the normal course of business in the aggregate of amount of approximately $1.0 million. We collected $449,338 in principal repayments on our notes receivable from the Water Authority Cayman (the “WAC”). As a result of a favorable ruling by a Mexico appellate court in February 2016, we also obtained the release of approximately $423,000 in cash that had been restricted and pledged as collateral for a letter of credit at December 31, 2015.

Cash Flows from Financing Activities

Our financing activities used approximately $1.1 million in net cash as we paid dividends of approximately $1.1 million and repaid $0.5 million of our demand note payable. We also obtained a $490,000 working capital loan from Aerex’s prior sole stockholder that matures on August 10, 2016.

Material Commitments, Expenditures and Contingencies

Retail License

We sell water through our retail operations under a license issued in July 1990 by the Cayman Islands government that grants Cayman Water the exclusive right to provide potable water to customers within its licensed service area. As discussed below, this license was set to expire in July 2010 but has since been extended while negotiations for a new license take place. Pursuant to the license, we have the exclusive right to produce potable water and distribute it by pipeline to our licensed service area which consists of two of the three most populated areas of Grand Cayman, the Seven Mile Beach and West Bay areas. For the three months ended March 31, 2016 and 2015, we generated approximately 42% and 41%, respectively, of our consolidated revenues and 56% and 57%, respectively, of our consolidated gross profits from the retail water operations conducted pursuant to Cayman Water’s exclusive license. As discussed later herein, if we are not in default of any of its terms, this license provides us with the right to renew the license on terms that are no less favorable than those that the government offers to any third party.

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

The license was scheduled to expire in July 2010 but has been extended several times by the Cayman Islands government in order to provide the parties with additional time to negotiate the terms of a new license agreement. The most recent extension of the license expires June 30, 2016.

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

We recommenced license negotiations with the WAC during the third quarter of 2015. However we are presently unable to determine when such negotiations will be completed or the final outcome of such negotiations.

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

The resolution of these license negotiations could result in a material reduction of the operating income and cash flows we have historically generated from our retail license and could require us to record an impairment charge to reduce the carrying value of our goodwill. Such impairment charge could have a material adverse impact on our results of operations.

We are presently unable to determine what impact the resolution of this matter will have on our cash flows, financial condition or results of operations.

N.S.C. Agua, S.A. de C.V.

In May 2010, we acquired, through our wholly-owned Netherlands subsidiary, Consolidated Water Cooperatief, U.A., (“CW-Cooperatief”) a 50% interest in N.S.C. Agua, S.A. de C.V. (“NSC”), a development stage Mexican company. We have since purchased, through the conversion of a loan we made to NSC, sufficient shares to raise our ownership interest in NSC to 99.9%. NSC was formed to pursue a project (the “Project”) encompassing the construction, operation and minority ownership of a 100 million gallon per day seawater reverse osmosis desalination plant to be located in northern Baja California, Mexico and accompanying pipelines to deliver water to the Mexican potable water system. As discussed in the paragraphs that follow, during 2015 the scope of the Project was defined by the State of Baja California (the “State”) to consist of a first phase consisting of a 50 million gallons per day plant and a pipeline that connects to the Mexican potable water infrastructure and a second phase consisting of an additional 50 million gallons of production capacity.

Since its inception, NSC has engaged engineering groups with extensive regional and/or technical experience to prepare preliminary designs and cost estimates for the desalination plant and the proposed pipeline and prepare the environmental impact studies for local, state and federal regulatory agencies, and has also acquired the land, performed pilot plant and feed water source testing, and evaluated financing alternatives for the Project.

Through a series of transactions completed in 2012-2014, NSC purchased 20.1 hectares of land on which the proposed Project’s plant would be constructed for an aggregate price of $20.6 million.

In 2012 and 2013, NSC conducted an equipment piloting plant and water data collection program at the proposed feed water source for the Project under a Memorandum of Understanding (the “EPC MOU”) with a global engineering, procurement and construction contractor for large seawater desalination plants. Under the EPC MOU, the contractor installed and operated an equipment piloting plant and collected water quality data from the proposed feed water source site in Rosarito Beach, Baja California, Mexico. The EPC MOU required that NSC negotiate exclusively with the contractor for the construction of the 100 million gallon per day seawater reverse osmosis desalination plant, and further required payment by NSC to the contractor of up to $500,000 as compensation for the operation and maintenance of the equipment piloting plant should NSC not award the engineering, procurement and construction contract for the Project to the contractor. This first phase of the pilot plant testing program was completed in October 2013. NSC decided not to extend the EPC MOU beyond its February 2014 expiration date and NSC paid the contractor $350,000 during 2014 as compensation for the operation and maintenance of the pilot plant.

In 2012 NSC entered into a lease with an effective term of 20 years from the date of full operation of the desalination plant with the Comisión Federal de Electricidad for approximately 5,000 square meters of land on which it plans to construct the water intake and discharge works for the plant. The amounts due on this lease are payable in Mexican pesos at an amount that is currently equivalent to approximately $20,000 per month. This lease is cancellable should NSC ultimately not proceed with the Project.

In August 2014, the State enacted new legislation to regulate Public-Private Association projects which involve the type of long-term contract between a public sector authority and a private party that NSC is seeking to complete the Project. Pursuant to this new legislation, on January 4, 2015, NSC submitted an expression of interest for its project to the Secretary of Infrastructure and Urban Development of the State of Baja California (“SIDUE”). In January 2015, SIDUE accepted NSC’s expression of interest and requested that NSC submit a detailed proposal for the Project that complies with requirements of the new legislation. NSC submitted this detailed proposal (the “APP Proposal”) to SIDUE in late March 2015. The new legislation required that such proposal be evaluated by SIDUE and submitted to the Public-Private Association Projects State Committee (the “APP Committee”) for review and authorization. If the Project is authorized the State would be required to conduct a public tender for the Project.

In response to its APP Proposal, in September 2015 NSC received a letter dated June 30, 2015 from the Director General of the Comisión Estatal de Agua de Baja California (“CEA”), the State agency with responsibility for the Project, stating that (i) the Project is in the public interest with high social benefits and is consistent with the objectives of the State development plan and (ii) that the Project and accompanying required public tender process should be conducted. In November 2015, the State officially commenced the tender for the Project, the scope of which the State has defined as a first phase to be operational in 2019 consisting of a 50 million gallons per day plant and a pipeline that connects to the Mexican potable water infrastructure and a second phase to be operational in 2024 consisting of an additional 50 million gallons per day of production capacity. The State originally set March 23, 2016 as the deadline for tender submissions but subsequently extended such deadline to April 21, 2016.

NSC submitted its tender for the Project on April 21, 2016. We cannot presently determine when the tender evaluation process will be completed by the State or the outcome of such evaluation process.

We have acknowledged since the inception of the Project that, due to the amount of capital the Project requires, NSC will ultimately need an equity partner or partners for the Project. Consequently, NSC’s tender to the State for the Project is based upon the following: (i) NSC will sell or otherwise transfer the land and other Project assets to a new company (“Newco”) that would build and own the Project; (ii) NSC’s potential partners would provide the majority of the equity for the Project and thereby would own the majority interest in Newco; (iii) NSC would maintain a minority ownership position in Newco; and (iv) Newco would enter into a long-term management and technical services contract for the Project with an entity partially owned by NSC or another Company subsidiary.

Included in our consolidated results of operations are general and administrative expenses from NSC, consisting of organizational, legal, accounting, engineering, consulting and other costs relating to NSC’s project development activities. Such expenses amounted to $767,000 and $537,000 for the three months ended March 31, 2016 and 2015, respectively. The assets and liabilities of NSC included in the Company’s consolidated balance sheets amounted to approximately $22.0 million and $502,000, respectively, as of March 31, 2016 and approximately $22.0 million and $488,000 respectively, as of December 31, 2015.

We expect to incur additional project development costs on behalf of NSC during the remainder of 2016.

Despite the expenditures we have made and the activities we have completed to date, upon completion of the tender process the State may award the Project to a party other than NSC, or the State may cancel the tender process. If NSC is not awarded the Project, the land NSC has purchased may lose its strategic importance as the site for the Project and consequently may decline in value. If NSC is not awarded the Project, NSC may ultimately be unable to sell this land for an amount equal to or in excess of its current carrying value of $20.6 million, and any loss on sale of the land, or impairment charge we may be required to record as a result of a decrease in the fair value of the land, could have a material adverse impact on our results of operations.

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

In this lawsuit, EWG is challenging the capital investment transactions that increased our ownership interest in NSC to 99.9%. EWG requested that the court, as a preliminary matter: (a) suspend of the effectiveness of the challenged transactions; (b) order of public officials in Mexico to record the pendency of the lawsuit in the public records; and (c) appoint an inspector for NSA and NSC to oversee its commercial activities. The court granted, ex-parte, the preliminary relief sought by EWG, which resulted in the placement of inscriptions for the lawsuit on NSC’s public records.

Additionally, EWG also is seeking an order directing: (i) NSA, NSC and CW-Cooperatief to refrain from carrying out any transactions with respect to the Project; and (ii) NSA, NSC and CW-Cooperatief, and the partners thereof, to refrain from transferring any interests in NSA, NSC and CW-Cooperatief.

On April 5, 2016, NSC filed a motion for reconsideration with the Tecate, Mexico Court asking, among other things, that the Court; (i) reverse its order to record the pendency of the lawsuit in the public records, (ii) cancel the appointment of the inspector, and (iii) allow NSC to provide a counter-guarantee to suspend the effects of the Court’s order regarding the challenged transactions. On April 26, 2016, the Tecate Court issued an interlocutory judgment (i) ordering the cancellation of the inscriptions on NSC’s public records and (ii) rejecting NSC’s motion for cancellation of the appointment of the inspector. The Court’s decision regarding NSC’s request to provide a counter-guarantee is pending.

On April 26, 2016, NSC filed a full answer to EWG’s claims, rejecting every claim made by EWG. The Court’s response on this matter is pending.

We believe that the claims made by EWG are baseless and without merit, will vigorously defend NSC and CW-Cooperatief in this litigation, and will seek dismissal of the orders entered by the court and all claims against NSC and CW-Cooperatief. We cannot presently determine the outcome of this litigation. However such litigation could adversely impact our efforts to complete the Project. We incurred legal fees of approximately $196,000 for the three months ended March 31, 2016 in connection with the NSC litigation.

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

At the request of the government of The Bahamas, we continue to operate and maintain the Windsor plant on a month-to-month basis to provide the government of The Bahamas with additional time to decide whether or not it will extend CW-Bahamas’ water supply agreement for the Windsor plant on a long-term basis. CW-Bahamas generated revenues from the operation of this plant of approximately $1.3 million and $1.5 million during the three months ended March 31, 2016 and 2015, respectively.

CW-Bali

Through our subsidiary CW-Bali, we have built and presently operate a seawater reverse osmosis plant with a productive capacity of approximately 790,000 gallons per day located in Nusa Dua, one of the primary tourist areas of Bali, Indonesia. We built this plant based upon our belief that future water shortages in this area of Bali will eventually enable us to sell all of this plant’s production. However, since its inception, our sales volumes for this plant have not been sufficient to cover its operating costs. CW-Bali’s operating losses were approximately ($147,000) and ($161,000) for the three months ended March 31, 2016 and 2015, respectively, and approximately ($484,000) for the year ended December 31, 2015. As of March 31, 2016, the capitalized costs for this plant reflected on our consolidated balance sheet were approximately $3.1 million.

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

Adoption of New Accounting Standards:

In February 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-02, Consolidation (Topic 810) - Amendments to the Consolidation Analysis. The amendments in this update require management to reevaluate whether certain legal entities should be consolidated. Specifically, the amendments (1) modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities (“VIEs”) or voting interest entities, (2) eliminate the presumption that a general partner should consolidate a limited partnership, (3) affect the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships, and (4) provide a scope exception from consolidation guidance for reporting entities with interests in legal entities that are required to comply with or operate in accordance with requirements that are similar to those in Rule 2a-7 of the Investment Company Act of 1940 for registered money market funds. The amendments in this update are effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The adoption of ASU 2015-02 did not have a material impact on the Company’s consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. ASU 2015-03 provides authoritative guidance related to the presentation of debt issuance costs on the balance sheet, requiring companies to present debt issuance costs as a direct deduction from the carrying value of debt. The amendments in this update are effective for public business entities in fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The new guidance must be applied retrospectively to each prior period presented. The adoption of ASU 2015-03 did not have a material impact on the Company’s consolidated financial statements.

In August 2015, the FASB issued ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, which clarifies the treatment of debt issuance costs from line-of-credit arrangements after adoption of ASU 2015-03. The SEC Staff announced they would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The amendment requires retrospective application and represents a change in accounting principle. The amendment becomes effective in fiscal years beginning after December 15, 2015. The adoption of ASU 2015-15 did not have a material impact on the Company’s consolidated financial statements.

In September 2015, the FASB issued ASU 2015-16, Business Combinations: Simplifying the Accounting for Measurement-Period Adjustments, which requires an acquirer to recognize adjustments identified during the measurement period in the reporting period in which the adjustment amounts are determined. The adjustment must include the cumulative effect of the adjustment as if the accounting had been completed on the acquisition date. The update should be applied prospectively and becomes effective January 1, 2016. Early application is permitted. The adoption of ASU 2015-16 did not have a material impact on the Company’s consolidated financial statements.

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

In March 2016, the FASB issued ASU 2016-08, Principal versus Agent Considerations (Reporting Revenue Gross versus Net), that amends the principal versus agent guidance in ASU 2014-09. ASU 2016-08 clarifies that the analysis must focus on whether the entity has control of the goods or services before they are transferred to the customer. ASU 2016-08 also provides additional guidance about how to apply the control principle when services are provided and when goods or services are combined with other goods or services. The effective date of the standard for the Company will coincide with ASU 2014-09 during the first quarter 2018. The Company is currently evaluating the effect that the updated standard will have on Company’s consolidated financial statements.

In April 2016, the FASB issued ASU 2016-10, Identifying Performance Obligations and Licensing, that amends the revenue guidance in ASU 2014-09 on identifying performance obligations and accounting for licenses of intellectual property. ASU 2016-10 changed the FASB's previous proposals on renewals of right-to-use licenses and contractual restrictions. The effective date of the standard for the Company will coincide with ASU 2014-09 during the first quarter 2018. The Company is currently evaluating the effect that the updated standard will have on Company’s consolidated financial statements.

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

In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740), Balance Sheet Classification of Deferred Taxes. ASU 2015-17 requires net deferred tax assets and liabilities be classified as noncurrent in a classified balance sheet and eliminates the classification between current and noncurrent amounts ASU No. 2015-17 is effective for financial statements issued for annual periods beginning after December 15, 2016 and interim periods within those annual periods. Early adoption is permitted. The Company is currently evaluating the effect the adoption of this amendment will have on the Company’s consolidated financial statements.

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

In March 2016, the FASB issued ASU 2016-07, Investments- Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting, which eliminates the requirement to apply the equity method of accounting retrospectively when a reporting entity obtains significant influence over a previously held investment. ASU 2016-07 will be effective for the Company’s fiscal year beginning January 1, 2017 and subsequent interim periods. The Company is currently evaluating the effect the adoption of this amendment will have on the Company’s consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects related to the accounting for share-based payment transactions, including the accounting for income taxes, statutory tax withholding requirements and classification on the statement of cash flows. ASU 2016-09 is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Company is currently evaluating the effect the adoption of this amendment will have on the Company’s consolidated financial statements.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our exposure to market risk from December 31, 2015 to the end of the period covered by this report.

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

Changes in Internal Controls

We are in the process of integrating Aerex Industries, Inc. into our overall internal control over financial reporting processes.

Except as described above, there have been no changes in the Company’s internal control over financial reporting identified in connection with the evaluation of such internal control that occurred during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

NSC

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

In this lawsuit, EWG is challenging the capital investment transactions that increased our ownership interest in NSC to 99.9%. EWG requested that the court, as a preliminary matter: (a) suspend the effectiveness of the challenged transactions; (b) order public officials in Mexico to record the pendency of the lawsuit in the public records; and (c) appoint an inspector for NSA and NSC to oversee its commercial activities. The Court granted, ex-parte, the preliminary relief sought by EWG, which resulted in the placement of inscriptions for the lawsuit on NSC’s public records.

Additionally, EWG is also seeking an order directing: (i) NSA, NSC and CW-Cooperatief to refrain from carrying out any transactions with respect to the Project; and (ii) NSA, NSC and CW-Cooperatief, and the partners thereof, to refrain from transferring any interests in NSA, NSC and CW-Cooperatief. The Court has not yet ruled on these requests.

On April 5, 2016, NSC filed a motion for reconsideration with the Tecate, Mexico Court asking, among other things, that the Court; (i) reverse its order to record the pendency of the lawsuit in the public records, (ii) cancel the appointment of the inspector, and (iii) allow NSC to provide a counter-guarantee to suspend the effects of the Court’s order regarding the challenged transactions. On April 26, 2016, the Tecate Court issued an interlocutory judgment (i) ordering the cancellation of the inscriptions on NSC’s public records and (ii) rejecting NSC’s motion for cancellation of the appointment of the inspector. The Court’s decision regarding NSC’s request to provide a counter-guarantee is pending.

On April 26, 2016, NSC filed a full answer to EWG’s claims, rejecting every claim made by EWG. The Court’s response on this matter is pending.

We believe that the claims made by EWG are baseless and without merit, and we will vigorously defend NSC and CW-Cooperatief in this litigation, and will seek dismissal of the orders entered by the court and all claims against NSC and CW-Cooperatief. Furthermore, on November 19, 2015, NSC and CW-Cooperatief filed a complaint in the United States District Court, Southern District of New York against EWG and its Managing Partner, based upon our conclusion that lawsuit filed by EWG in Mexico directly breaches a contract dated April 12, 2012 between NSC and CW-Cooperatief, and EWG. We are vigorously pursuing our claims and seeking relief pursuant to this complaint. We have incurred legal fees of approximately $196,000 for the three months ended March 31, 2016 in connection with the NSC litigation.

We cannot presently determine the outcome of this litigation. However, such litigation could adversely impact our efforts to complete the Project.

ITEM 1A. RISK FACTORS

Our business faces significant risks. These risks include those disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 as supplemented by the additional risk factors included below. If any of the events or circumstances described in the referenced risks actually occurs, our business, financial condition or results of operations could be materially adversely affected and such events or circumstances could cause our actual results to differ materially from the results contemplated by the forward-looking statements contained in this report. These risks should be read in conjunction with the other information set forth in this Quarterly Report as well as in our Annual Report on Form 10-K for the year ended December 31, 2015 and in our other periodic reports on Form 10-Q and Form 8-K.

Our exclusive license to provide water to retail customers in the Cayman Islands may not be renewed in the future.

In the Cayman Islands, we provide water to retail customers under a license issued in July 1990 by the Cayman Islands government that grants our subsidiary, Cayman Water, the exclusive right to provide water to retail customers within our licensed service area. Our service area is comprised of an area on Grand Cayman that includes the Seven Mile Beach and West Bay areas, two of the three most populated areas in the Cayman Islands. For the three months ended March 31, 2016 and 2015, the Company generated approximately 42%, and 41%, respectively, of its consolidated revenues and 56% and 57%, respectively, of its consolidated gross profits from the retail water operations conducted pursuant to Cayman Water’s exclusive license. If we are not in default of any of its terms, the license provides us with the right to renew the license on terms that are no less favorable than those that the government offers to any third party.

Under our license, we pay a royalty to the government of 7.5% of our gross retail water sales revenues (excluding energy cost adjustments). The selling prices of water sold to our customers are determined by the license and vary depending upon the type and location of the customer and the monthly volume of water purchased. The license provides for an automatic adjustment for inflation or deflation on an annual basis, subject to temporary limited exceptions, and an automatic adjustment for the cost of electricity on a monthly basis. The Water Authority Cayman (the “WAC”), on behalf of the government, reviews and confirms the calculations of the price adjustments for inflation and electricity costs. If we want to adjust our prices for any reason other than inflation or electricity costs, we have to request prior approval of the Cabinet of the Cayman Islands government. Disputes regarding price adjustments would be referred to arbitration.

This license was set to expire on July 10, 2010; however, the Cayman Islands government and we have extended the license several times in order to provide sufficient time to negotiate the terms of a new license agreement. The most recent extension of our license expires June 30, 2016.

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

The resolution of these license negotiations could result in a material reduction of the operating income and cash flows we have historically generated from our retail operations and could require us to record an impairment charge to reduce the carrying value of our goodwill. Such impairment charge could have a material adverse impact on our results of operations.

We have purchased $20.7 million in land and equipment and incurred development expenses totaling approximately $17.7 million for a possible project in Mexico. We expect to expend significant additional funds in 2016 to continue to pursue this project. However, we may not be successful in completing this project.

We own a 99.9% interest in N.S.C. Agua, S.A. de C.V. (“NSC”), a development stage Mexico company formed to pursue a project encompassing the construction, operation and minority ownership of a 100 million gallon per day seawater reverse osmosis desalination plant to be located in northern Baja California, Mexico and an accompanying pipeline to deliver water to the Mexican potable water system (the “Project”). As of March 31, 2016, our consolidated balance sheet includes purchases for the Project of $20.6 million in land and $111,000 in equipment. The project development activities we have conducted, which include conducting an equipment piloting plant and water data collection program at the proposed feed water source, completing various engineering studies and obtaining various governmental permits, have resulted in additional developmental expenses totaling $17.7 million from 2010 through March 31, 2016.

In August 2014, the State of Baja California (the “State”) enacted new legislation to regulate Public-Private Association projects which involve the type of long-term contract between a public sector authority and a private party that NSC is seeking to complete the Project. Pursuant to this new legislation, in January 2015, NSC submitted an expression of interest for its project to the Secretary of Infrastructure and Urban Development of the State of Baja California (“SIDUE”). SIDUE accepted NSC’s expression of interest and requested that NSC submit a detailed proposal for the Project that complied with requirements of the new legislation. NSC submitted this detailed proposal (the “APP Proposal”) to SIDUE in late March 2015. The new legislation required that such proposal be evaluated by SIDUE and submitted to the Public-Private Association Projects State Committee (the “APP Committee”) for review and authorization. If the Project is authorized the State would be required to conduct a public tender for the Project.

In response to our APP Proposal, in September 2015 NSC received a letter dated June 30, 2015 from the Director General of the Comisión Estatal de Agua de Baja California (“CEA”), the State agency with responsibility for the Project that stated (i) the Project is in the public interest with high social benefits and is consistent with the objectives of the State development plan and (ii) that the Project and accompanying required public tender process should be conducted. In November 2015, the State officially commenced the tender for the Project, the scope of which the State defined as a first phase to be operational in 2019 consisting of a 50 million gallons per day plant and a pipeline that connects to the Mexican potable water infrastructure and a second phase to be operational in 2024 consisting of an additional 50 million gallons per day of production capacity. The State originally set March 23, 2016 as the deadline for tender submissions but subsequently extended such deadline to April 21, 2016.

NSC submitted its tender for the Project on April 21, 2016. We cannot presently determine when the tender evaluation process will be completed by the State or the outcome of such evaluation process.

Despite the expenditures we have made and the activities we have completed to date, upon completion of the tender process the State may award the Project to a party other than NSC, or the State may cancel the tender process. If NSC is not awarded the Project, the land we have purchased may lose its strategic importance as the site for the Project and consequently may decline in value. If NSC is not awarded the Project, we may ultimately be unable to sell this land for an amount equal to or in excess of its current carrying value of $20.6 million, and any loss on sale of the land, or impairment charge we may be required to record as a result of a decrease in the fair value of the land, could have a material adverse impact on our results of operations.

EWG Water LLC (“EWG”), a minority shareholder in NSC, has filed a lawsuit against NSC, CW-Cooperatief, the Public Registry of Commerce of Tijuana, Baja California, and other parties in the Civil Court located in Tecate, Baja California, Mexico.

In this lawsuit, EWG is challenging the capital investment transactions that increased our ownership interest in NSC to 99.9%. EWG requested that the court, as a preliminary matter: (a) suspend the effectiveness of the challenged transactions; (b) order public officials in Mexico to record the pendency of the lawsuit in the public records; and (c) appoint an inspector for NSC to oversee its commercial activities. The Court granted, ex-parte, the preliminary relief sought by EWG but subsequently ruled that the lawsuit

Additionally, EWG is also seeking an order directing: (i) NSC and CW-Cooperatief to refrain from carrying out any transactions with respect to the Project; and (ii) NSC and CW-Cooperatief, and the partners thereof, to refrain from transferring any interests in NSC and CW-Cooperatief.

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

Through our subsidiary, CW-Bali, we have built and presently operate a seawater reverse osmosis plant with a productive capacity of approximately 790,000 gallons per day located in Nusa Dua, one of the primary tourist areas of Bali, Indonesia. We built this plant based upon our belief that future water shortages in this area of Bali will eventually enable us to sell all of this plant’s production. However, since its inception, the sales volumes for this plant have not been sufficient to cover its operating costs. CW-Bali’s operating losses were approximately ($147,000) for the three months ended March 31, 2016 and ($484,000) for the year ended December 31, 2015. As of March 31, 2016, the capitalized costs for this plant reflected on our consolidated balance sheet were approximately $3.1 million. If we are not able to significantly increase the revenues generated by this plant in the future, we will be required to record an impairment charge to reduce the carrying value of CW-Bali’s plant assets to their fair value. Such an impairment charge could have a material adverse impact on our results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities during the three months ended March 31, 2016.

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

Date: May 10, 2016