Form 10-Q
period 2016-06-30
CONSOLIDATED WATER CO LTD
filed 2016-08-09
CIK 928340

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

As of August 5, 2016, 14,815,530 shares of the registrant’s common stock, with US$0.60 par value, were outstanding.

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED WATER CO. LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2016	2015
	(Unaudited)

ASSETS
Current assets
Cash and cash equivalents	$37,081,272	$44,792,734
Certificate of deposit	-	5,637,538
Restricted cash	-	428,203
Accounts receivable, net	13,717,123	9,529,016
Inventory	1,988,249	1,918,728
Prepaid expenses and other current assets	837,947	1,282,660
Current portion of loans receivable	1,902,490	1,841,851
Costs and estimated earnings in excess of billings	1,066,367	-
Total current assets	56,593,448	65,430,730
Property, plant and equipment, net	54,251,554	53,743,170
Construction in progress	2,163,548	1,928,610
Inventory, non-current	4,508,940	4,558,374
Loans receivable	2,802,365	3,769,016
Investment in OC-BVI	4,678,093	4,548,271
Intangible assets, net	5,993,644	771,811
Goodwill	11,534,248	3,499,037
Land held for development	20,558,424	20,558,424
Other assets	2,717,744	2,767,583
Total assets	$165,802,008	$161,575,026

LIABILITIES AND EQUITY
Current liabilities
Accounts payable and other current liabilities	$4,060,956	$4,829,535
Dividends payable	1,183,134	1,177,246
Note payable to related party	490,000	-
Demand loan payable	-	6,958,328
Billings in excess of costs and estimated earnings	1,469	189,985
Total current liabilities	5,735,559	13,155,094
Deferred tax liability	2,207,636	-
Other liabilities	557,827	224,827
Total liabilities	8,501,022	13,379,921
Commitments and contingencies
Equity
Consolidated Water Co. Ltd. stockholders' equity
Redeemable preferred stock, $0.60 par value. Authorized 200,000 shares; issued and outstanding 45,206 and 38,804 shares, respectively	27,124	23,282
Class A common stock, $0.60 par value. Authorized 24,655,000 shares; issued and outstanding 14,806,040 and 14,781,201 shares, respectively	8,883,624	8,868,721
Class B common stock, $0.60 par value. Authorized 145,000 shares; none issued	-	-
Additional paid-in capital	84,960,531	84,597,349
Retained earnings	54,118,710	52,084,175
Cumulative translation adjustment	(538,907)	(533,365)
Total Consolidated Water Co. Ltd. stockholders' equity	147,451,082	145,040,162
Non-controlling interests	9,849,904	3,154,943
Total equity	157,300,986	148,195,105
Total liabilities and equity	$165,802,008	$161,575,026

 The accompanying notes are an integral part of these condensed consolidated financial statements.

CONSOLIDATED WATER CO. LTD.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Retail revenues	$6,292,833	$6,152,185	$12,263,071	$12,287,823
Bulk revenues	7,441,061	8,187,273	14,706,354	16,569,589
Services revenues	1,664,741	146,211	2,463,982	294,369
Total revenues	15,398,635	14,485,669	29,433,407	29,151,781

Cost of retail revenues	2,685,316	2,657,698	5,314,990	5,424,561
Cost of bulk revenues	4,813,261	5,649,929	9,423,585	11,115,989
Cost of services revenues	1,307,679	212,748	1,925,422	497,635
Total cost of revenues	8,806,256	8,520,375	16,663,997	17,038,185
Gross profit	6,592,379	5,965,294	12,769,410	12,113,596
General and administrative expenses	4,935,774	3,661,574	9,396,760	7,554,540
Income from operations	1,656,605	2,303,720	3,372,650	4,559,056

Other income (expense):
Interest income	159,891	258,201	376,726	491,783
Interest expense	(30,323)	(67,929)	(94,369)	(137,461)
Profit sharing income from OC-BVI	14,175	22,275	48,600	48,600
Equity in earnings of OC-BVI	85,858	62,668	131,222	137,823
Impairment of investment in OC-BVI	-	(275,000)	(50,000)	(585,000)
Other	189,236	27,980	396,215	(147,107)
Other income (expense), net	418,837	28,195	808,394	(191,362)
Income before income taxes	2,075,442	2,331,915	4,181,044	4,367,694
Provision for (benefit from) income taxes	(170,393)	-	(243,662)	-
Net income	2,245,835	2,331,915	4,424,706	4,367,694
Income attributable to non-controlling interests	41,502	103,815	165,732	218,333
Net income attributable to Consolidated Water Co. Ltd. stockholders	$2,204,333	$2,228,100	$4,258,974	$4,149,361

Basic earnings per common share attributable to Consolidated Water Co. Ltd. common stockholders	$0.15	$0.15	$0.29	$0.28
Diluted earnings per common share attributable to Consolidated Water Co. Ltd. common stockholders	$0.15	$0.15	$0.29	$0.28
Dividends declared per common share	$0.075	$0.075	$0.15	$0.15

Weighted average number of common shares used in the determination of:
Basic earnings per share	14,792,053	14,736,057	14,787,716	14,727,455
Diluted earnings per share	14,871,119	14,793,298	14,863,791	14,780,269

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONSOLIDATED WATER CO. LTD.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income	$2,245,835	$2,331,915	$4,424,706	$4,367,694
Other comprehensive income (loss)
Foreign currency translation adjustment	(2,659)	(7,202)	(5,834)	(42,751)
Total other comprehensive income (loss)	(2,659)	(7,202)	(5,834)	(42,751)
Comprehensive income	2,243,176	2,324,713	4,418,872	4,324,943
Comprehensive income attributable to non-controlling interests	41,369	103,454	165,440	216,195
Comprehensive income attributable to Consolidated Water Co. Ltd. stockholders	$2,201,807	$2,221,259	$4,253,432	$4,108,748

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONSOLIDATED WATER CO. LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2016	2015
Net cash provided by operating activities	$2,695,699	$8,084,316

Cash flows from investing activities
Purchase of certificate of deposit	-	(5,637,538)
Maturity of certificate of deposit	5,637,538	5,000,000
Additions to property, plant and equipment and construction in progress	(1,356,454)	(1,424,860)
Proceeds from sale of equipment	526,800	10,160
Acquisition of business, net of cash acquired	(7,742,853)	-
Collections on loans receivable	906,012	849,176
Release / (restriction) on cash balance	398,744	(42,090)
Net cash used in investing activities	(1,630,213)	(1,245,152)

Cash flows from financing activities
Dividends paid to CWCO common shareholders	(2,212,791)	(2,210,203)
Dividends paid to non-controlling interests	(182,663)	(182,663)
Dividends paid to CWCO preferred shareholders	(5,760)	(2,763)
Repurchase of redeemable preferred stock	(9,598)	(2,960)
Proceeds received from exercise of stock options	143,226	210,222
Issuance of note payable to related party	490,000	-
Repayments of demand loan payable	(7,000,000)	(1,000,000)
Net cash used in financing activities	(8,777,586)	(3,188,367)
Effect of exchange rate changes on cash	638	(41,957)
Net increase (decrease) in cash and cash equivalents	(7,711,462)	3,608,840
Cash and cash equivalents at beginning of period	44,792,734	35,713,689
Cash and cash equivalents at end of period	$37,081,272	$39,322,529

Interest paid in cash	$67,689	$76,956

Non-cash investing and financing activities
Issuance of 8,421 and 8,615, respectively, shares of redeemable preferred stock for services rendered	$106,357	$110,703

Issuance of 9,964 and 0, respectively, shares of common stock for services rendered	$106,415	$-
Conversion (on a one-to-one basis) of 833 and 0, respectively, shares of redeemable preferred stock to common stock	$500	$-

Dividends declared but not paid	$1,113,844	$1,108,963
Transfers from (to) inventory to (from) property, plant and equipment and construction in progress	$134,362	$92,643

Transfers from construction in progress to property, plant and equipment	$1,097,165	$1,419,549

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONSOLIDATED WATER CO. LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. Principal activity

Consolidated Water Co. Ltd., and its subsidiaries (collectively, the “Company”) use reverse osmosis technology to produce potable water from seawater. The Company processes and supplies water and provides water-related products and services to its customers in the Cayman Islands, Belize, The Bahamas, the British Virgin Islands, Indonesia and the United States. The Company sells water to a variety of customers, including public utilities, commercial and tourist properties, residential properties and government facilities. The base price of water supplied by the Company, and adjustments thereto, are determined by the terms of a retail license and bulk water supply contracts which provide for adjustments based upon the movement in the government price indices specified in the license and contracts as well as monthly adjustments for changes in the cost of energy. The Company also manufactures and services a wide range of products and provides design, engineering, management, operating and other services applicable to commercial and municipal water production, supply and treatment, and industrial water and wastewater treatment.

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

Foreign currency: The Company’s reporting currency is the United States dollar (“US$”). The functional currency of the Company and its foreign operating subsidiaries (other than NSC and CW-Cooperatief) is the currency for each respective country. The functional currency for NSC is the US$. The exchange rates between the Cayman Islands dollar, the Belize dollar, the Bahamian dollar are fixed to the US$. CW-Cooperatief conducts business in US$ and euros, CW-Bali conducts business in US$ and Indonesian rupiahs, and NSC conducts business in US$ and Mexican pesos. The exchange rates for conversion of euros, rupiahs and Mexican pesos into US$ vary based upon market conditions. Net foreign currency gains (losses) arising from transactions conducted in foreign currencies were ($64,113) and ($97,438) for the three months ended June 30, 2016 and 2015, respectively, and $90,296 and ($272,533) for the six months ended June 30, 2016 and 2015, respectively, and are included in “Other income (expense) - Other” in the accompanying condensed consolidated statements of income.

Comprehensive income: Comprehensive income (loss) is defined as the change in equity during a period from transactions and other events from non-owner sources. Comprehensive income (loss) is the total of net income and other comprehensive income (loss) which, for the Company, is comprised entirely of foreign currency translation adjustments related to CW-Bali.

Cash and cash equivalents: Cash and cash equivalents consist of demand deposits and highly liquid deposits at banks with an original maturity of three months or less. Cash and cash equivalents as of June 30, 2016 and December 31, 2015 include $9.0 million and $13.6 million, respectively, of certificates of deposits with an original maturity of three months or less.

Transfers from the Company’s Bahamas and Belize bank accounts to Company bank accounts in other countries require the approval of the Central Bank of the Bahamas and Belize, respectively. As of June 30, 2016, the equivalent United States dollar cash balances for deposits held in the Bahamas and Belize were approximately $14.0 million and $4.5 million, respectively.

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

In connection with the Purchase Agreement, CW-Holdings, Aerex and Donnick entered into a shareholders agreement pursuant to which CW-Holdings and Donnick agreed to certain rights and obligations with respect to the governance of Aerex. Immediately following the acquisition, Donnick and the Company loaned $490,000 and $510,000, respectively, to Aerex. These loans have a maturity date of August 10, 2016 and bear interest at 1% per annum.

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
	$5,900,000

The results of operations of Aerex are included in the services segment of the Company’s consolidated financial statements from the date of acquisition. The total revenue and net income (loss) included for Aerex in the Company’s consolidated results of operations for the three months ended June 30, 2016 were approximately $1.3 million and ($258,000), respectively. The total revenue and net income (loss) included for Aerex in the Company’s consolidated results of operations for the period February 11, 2016 to June 30, 2016, were approximately $1.9 million and ($319,000), respectively. General and administrative expenses incurred by the Company for the Aerex acquisition for the three and six months ended June 30, 2016 were approximately $60,000 and $144,000, respectively.

The following pro forma financial information presents the results of operations of the Company for the six months ended June 30, 2016 and 2015, as if the acquisition of Aerex had taken place on January 1, 2015. The pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which would have actually occurred had the transaction taken place on January 1, 2015, or of future results of operations:

	Six Months Ended June 30,
	2016	2015
Revenues	$29,939,124	$42,766,119
Cost of revenues	16,931,414	27,098,193
Gross profit	13,007,710	15,667,926
General and administrative expenses	9,711,477	8,377,414
Income from operations	3,296,233	7,290,512
Other income (expense), net	809,898	(187,688)
Income before income taxes	4,106,131	7,102,824
Provision for (benefit from) income taxes	(316,575)	995,394
Net income	4,422,706	6,107,430
Income attributable to non-controlling interests	190,245	1,205,308
Net income attributable to Consolidated Water Co. Ltd. stockholders	$4,232,461	$4,902,122

Basic earnings per common share attributable to Consolidated Water Co. Ltd. common stockholders	$0.29	$0.33
Diluted earnings per common share attributable to Consolidated Water Co. Ltd. common stockholders	$0.28	$0.33

Weighted average number of common shares used in the determination of:
Basic earnings per share	14,787,716	14,727,455
Diluted earnings per share	14,863,791	14,780,269

4. Fair value measurements

As of June 30, 2016 and December 31, 2015, the carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and other current liabilities, the demand loan and dividends payable approximate their fair values due to the short term maturities of these instruments. Management considers that the carrying amounts for loans receivable and long term debt as of June 30, 2016 and December 31, 2015 approximate their fair value as the stated interest rates approximate market rates.

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

The following table presents the Company’s fair value hierarchy for assets and liabilities measured at fair value as of June 30, 2016 and December 31, 2015:

	June 30, 2016
	Level 1	Level 2	Level 3	Total
Assets
Recurring
Restricted cash	$-	$-	$-	$-
Certificate of deposit	-	-	-	-
Total recurring	$-	$-	$-	$-

Nonrecurring
Investment in OC-BVI	$-	$-	$4,678,093	$4,678,093

Liabilities
Recurring
Net liability arising from put/call options	$-	$-	$383,000	$383,000

	December 31, 2015
	Level 1	Level 2	Level 3	Total
Assets
Recurring
Restricted cash	$428,203	$-	$-	$428,203
Certificate of deposit	-	5,637,538	-	5,637,538
Total recurring	$428,203	$5,637,538	$-	$6,065,741

Nonrecurring
Investment in OC-BVI	$-	$-	$4,548,271	$4,548,271

The activity for the Level 3 asset and liability for the six months ended June 30, 2016 was as follows:

Investment in OC-BVI
Balance as of December 31, 2015	$4,548,271
Profit sharing and equity from earnings of OC-BVI	179,822
Distributions received from OC-BVI	-
Impairment of investment in OC-BVI (See Note 7)	(50,000)
Balance as of June 30, 2016	$4,678,093

Net liability arising from put/call options(1)
Balance as of December 31, 2015	$-
Net liability arising from put/call options	383,000
Balance as of June 30, 2016	$383,000

____________________

(1) The net liability arising from put/call options is included in the accompanying condensed consolidated balance sheets within other liabilities as of June 30, 2016.

5. Segment information

The Company has three reportable segments: retail, bulk and services. The retail segment operates the water utility for the Seven Mile Beach and West Bay areas of Grand Cayman Island pursuant to an exclusive license granted by the Cayman Islands government and sells water to resort properties in Bali, Indonesia. The bulk segment supplies potable water to government utilities in Grand Cayman, The Bahamas and Belize under long-term contracts. The services segment manufactures and services a wide range of water-related products and provides design, engineering, management, operating and other services applicable to commercial and municipal water production, water supply and treatment, and industrial water and wastewater treatment. The services segment includes the operations of Aerex beginning February 11, 2016. Consistent with prior periods, the Company records all non-direct general and administrative expenses in its retail business segment and does not allocate any of these non-direct expenses to its other two business segments.

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

	Three Months Ended June 30, 2016
	Retail	Bulk	Services	Total
Revenues	$6,292,833	$7,441,061	$1,664,741	$15,398,635
Cost of revenues	2,685,316	4,813,261	1,307,679	8,806,256
Gross profit	3,607,517	2,627,800	357,062	6,592,379
General and administrative expenses	2,879,405	441,987	1,614,382	4,935,774
Income (loss) from operations	$728,112	$2,185,813	$(1,257,320)	1,656,605
Other income (expense), net				418,837
Income before income taxes				2,075,442
Provision for (benefit from) income taxes				(170,393)
Net income				2,245,835
Income attributable to non-controlling interests				41,502
Net income attributable to Consolidated Water Co. Ltd. stockholders				$2,204,333

Depreciation and amortization expenses for the three months ended June 30, 2016 for the retail, bulk and services segments were $559,369, $841,184 and $522,308, respectively.

	Three Months Ended June 30, 2015
	Retail	Bulk	Services	Total
Revenues	$6,152,185	$8,187,273	$146,211	$14,485,669
Cost of revenues	2,657,698	5,649,929	212,748	8,520,375
Gross profit (loss)	3,494,487	2,537,344	(66,537)	5,965,294
General and administrative expenses	2,733,877	412,465	515,232	3,661,574
Income (loss) from operations	$760,610	$2,124,879	$(581,769)	2,303,720
Other income (expense), net				28,195
Net income				2,331,915
Income attributable to non-controlling interests				103,815
Net income attributable to Consolidated Water Co. Ltd. stockholders				$2,228,100

Depreciation and amortization expenses for the three months ended June 30, 2015 for the retail, bulk and services segments were $598,079, $792,241 and $22,474, respectively.

	Six Months Ended June 30, 2016
	Retail	Bulk	Services	Total
Revenues	$12,263,071	$14,706,354	$2,463,982	$29,433,407
Cost of revenues	5,314,990	9,423,585	1,925,422	16,663,997
Gross profit	6,948,081	5,282,769	538,560	12,769,410
General and administrative expenses	5,777,270	877,882	2,741,608	9,396,760
Income (loss) from operations	$1,170,811	$4,404,887	$(2,203,048)	3,372,650
Other income (expense), net				808,394
Income before income taxes				4,181,044
Provision for (benefit from) income taxes				(243,662)
Net income				4,424,706
Income attributable to non-controlling interests				165,732
Net income attributable to Consolidated Water Co. Ltd. stockholders				$4,258,974

Depreciation and amortization expenses for the six months ended June 30, 2016 for the retail, bulk and services segments were $1,147,095, $1,668,573 and $762,015, respectively.

	Six Months Ended June 30, 2015
	Retail	Bulk	Services	Total
Revenues	$12,287,823	$16,569,589	$294,369	$29,151,781
Cost of revenues	5,424,561	11,115,989	497,635	17,038,185
Gross profit (loss)	6,863,262	5,453,600	(203,266)	12,113,596
General and administrative expenses	5,632,292	829,829	1,092,419	7,554,540
Income (loss) from operations	$1,230,970	$4,623,771	$(1,295,685)	4,559,056
Other income (expense), net				(191,362)
Net income				4,367,694
Income attributable to non-controlling interests				218,333
Net income attributable to Consolidated Water Co. Ltd. stockholders				$4,149,361

Depreciation and amortization expenses for the six months ended June 30, 2015 for the retail, bulk and services segments were $1,204,668, $1,570,418 and $44,948, respectively.

	As of June 30, 2016
	Retail	Bulk	Services	Total
Accounts receivable, net	$2,898,423	$9,932,093	$886,607	$13,717,123
Property plant and equipment, net	$25,181,966	$26,882,617	$2,186,971	$54,251,554
Construction in progress	$2,028,549	$134,999	$-	$2,163,548
Intangibles, net	$-	$633,056	$5,360,588	$5,993,644
Goodwill	$1,170,511	$2,328,526	$8,035,211	$11,534,248
Land held for development	$-	$-	$20,558,424	$20,558,424
Total assets	$52,576,719	$72,115,646	$41,109,643	$165,802,008

	As of December 31, 2015
	Retail	Bulk	Services	Total
Accounts receivable, net	$2,261,141	$6,231,626	$1,036,249	$9,529,016
Property plant and equipment, net	$25,204,226	$28,421,906	$117,038	$53,743,170
Construction in progress	$1,860,050	$68,560	$-	$1,928,610
Intangibles, net	$-	$666,152	$105,659	$771,811
Goodwill	$1,170,511	$2,328,526	$-	$3,499,037
Land held for development	$-	$-	$20,558,424	$20,558,424
Total assets	$54,561,577	$83,284,439	$23,729,010	$161,575,026

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

The following summarizes information related to the computation of basic and diluted EPS for the three and six months ended June 30, 2016 and 2015.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income attributable to Consolidated Water Co. Ltd. stockholders	$2,204,333	$2,228,100	$4,258,974	$4,149,361
Less: preferred stock dividends	(3,390)	(3,418)	(6,241)	(6,181)
Net income available to common shares in the determination of basic earnings per common share	$2,200,943	$2,224,682	$4,252,733	$4,143,180

Weighted average number of common shares in the determination of basic earnings per common share attributable to Consolidated Water Co. Ltd. common stockholders	14,792,053	14,736,057	14,787,716	14,727,455
Plus:
Weighted average number of preferred shares outstanding during the period	39,255	38,459	38,919	37,654
Potential dilutive effect of unexercised options	39,811	18,782	37,156	15,160
Weighted average number of shares used for determining diluted earnings per common share attributable to Consolidated Water Co. Ltd. common stockholders	14,871,119	14,793,298	14,863,791	14,780,269

7. Investment in OC-BVI

The Company owns 50% of the outstanding voting common shares and a 43.53% equity interest in the net income and net losses of Ocean Conversion (BVI) Ltd. (“OC-BVI”). The Company also owns certain profit sharing rights in OC-BVI that raise its effective interest in the net income of OC-BVI to approximately 45%. Pursuant to a management services agreement, OC-BVI pays the Company monthly fees for certain engineering and administrative services. OC-BVI’s sole customer is the Ministry of Communications and Works of the Government of the British Virgin Islands (the “Ministry”) to which it sells bulk water.

The Company’s equity investment in OC-BVI amounted to $4,678,093 and $4,548,271 as of June 30, 2016 and December 31, 2015, respectively.

Until 2009, substantially all of the water sold by OC-BVI to the Ministry was supplied by one desalination plant with a capacity of 1.7 million gallons per day located at Baughers Bay, Tortola (the “Baughers Bay plant”). As discussed later in this Note (see “Baughers Bay litigation”), the BVI government assumed the operating responsibilities for the Baughers Bay plant in March 2010. During 2007, OC-BVI completed the construction of a desalination plant with a capacity of 720,000 gallons per day located at Bar Bay, Tortola (the “Bar Bay plant”). OC-BVI began selling water to the Ministry from this plant in January 2009 and in March 2010, OC-BVI and the BVI government executed a seven-year contract for the Bar Bay plant (the “Bar Bay agreement”). Under the terms of the Bar Bay agreement, OC-BVI delivers up to 600,000 gallons of water per day to the BVI government from the Bar Bay plant. The Bar Bay agreement includes a seven-year extension option exercisable by the BVI government and required OC-BVI to complete a storage reservoir on a BVI government site by no later than March 4, 2011. OC-BVI has not commenced construction of this storage reservoir due to the BVI government’s failure to pay (i) the full amount of invoices for the water provided by the Bar Bay plant on a timely basis; (ii) interest income due as a result of late payment of accounts receivable balances; and (iii) the amount for the Baughers Bay plant arising from a court ruling relating to the Baughers Bay litigation (see discussion that follows).

Summarized financial information of OC-BVI is presented as follows:

	June 30,	December 31,
	2016	2015
Current assets	$4,750,135	$4,323,792
Non-current assets	4,324,175	4,682,650
Total assets	$9,074,310	$9,006,442

	June 30,	December 31,
	2016	2015
Current liabilities	$273,997	$584,116
Non-current liabilities	1,701,000	1,650,252
Total liabilities	$1,974,997	$2,234,368

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues	$948,189	$1,027,352	$1,885,073	$2,096,253
Cost of revenues	512,699	558,783	997,338	1,140,427
Gross profit	$435,490	$468,569	887,735	955,826
General and administrative expenses	222,191	261,456	482,733	505,798
Income from operations	$213,299	$207,113	405,002	450,028
Other income (expense), net	$(8,913)	$(44,551)	(77,763)	(97,200)
Net income	204,386	162,562	327,239	352,828
Income attributable to non-controlling interests	7,146	18,598	25,787	36,212
Net income attributable to controlling interests	$197,240	$143,964	$301,452	$316,616

The Company recognized $85,858 and $62,668 for the three months ended June 30, 2016 and 2015, respectively, and $131,222 and $137,823 for the six months ended June 30, 2016 and 2015, respectively, in earnings from its investment in OC-BVI. The Company recognized $14,175 and $22,275 for the three months ended June 30, 2016 and 2015, respectively, and $48,600 and $48,600 for the six months ended June 30, 2016 and 2015, respectively, in profit sharing income from its profit sharing agreement with OC-BVI.

For the three months ended June 30, 2016 and 2015, the Company recognized $125,594 and $135,537, respectively, in revenues from its management services agreement with OC-BVI. For the six months ended June 30, 2016 and 2015, the Company recognized $264,350 and $264,312, respectively, in revenues from its management services agreement with OC-BVI. Amounts payable by OC-BVI to the Company were $14,202 and $23,803 as of June 30, 2016 and December 31, 2015, respectively. The Company’s recorded value of this management services agreement, which is reflected as an intangible asset on the Company’s condensed consolidated balance sheets, was $60,588 and $105,659 as of June 30, 2016 and December 31, 2015, respectively.

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

The Court ruled on this litigation in 2009 determining that (i) the BVI government was entitled to immediate ownership and possession of the Baughers Bay plant; (ii) OC-BVI was not entitled to compensation for the expenditures made to expand the production capacity of the plant; (iii) OC-BVI was entitled to full payment of water invoices issued up to December 20, 2007 which had been calculated under the terms of the original 1990 Agreement; and (iv) OC-BVI was entitled to the amount of $10.4 million for water produced by OC-BVI from the Baughers Bay plant subsequent to December 20, 2007.

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

In June 2012, the Appellate Court issued the final ruling with respect to the Baughers Bay litigation. This ruling dismissed the BVI government’s appeal against the previous judgment of the Court awarding $10.4 million for the water supplied, and also awarded OC-BVI compensation for improvements made to the plant in the amount equal to the difference between (i) the value of the Baughers Bay plant at the date OC-BVI transferred possession of the plant to the BVI government; and (ii) $1.42 million (the purchase price for the Baughers Bay plant under the 1990 Agreement). OC-BVI was also awarded all of its court costs at the trial level and two-thirds of such costs incurred on appeal.

OC-BVI and the BVI government engaged a mutually approved valuation expert to complete a valuation of the Baughers Bay plant at the date it was transferred to the BVI government in accordance with the Appellate Court ruling.

In June 2016, OC-BVI received the final valuation report from the valuation expert, which sets forth a value for the Baughers Bay plant of $13.0 million as of the date OC-BVI transferred possession of the plant to the BVI government. Applying the valuation determined by the valuation expert to the formula set forth by the Appellate Court in its ruling, OC-BVI would be entitled to $11.58 million from the BVI government for the Baughers Bay plant. The BVI government has indicated that it disagrees with the valuation methodology used by the valuation expert and the resulting valuation for the Baughers Bay plant. We cannot presently determine whether the BVI government will attempt to challenge, or the Appellate Court will uphold, the Baughers Bay plant valuation or when, or to what extent, any amount for the value of the Baughers Bay plant will be paid by the BVI government to OC-BVI. Consequently, any amount due for the Baughers Bay plant valuation will not be included in OC-BVI’s results of operations until such amount, if any, is paid by the BVI government.

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

As a quoted market price for OC-BVI’s stock is not available, to test for possible impairment of its investment in OC-BVI, the Company estimates its fair value through the use of the discounted cash flow method which relies upon projections of OC-BVI’s operating results, working capital and capital expenditures. The use of this method requires the Company to estimate OC-BVI’s cash flows from (i) the Bar Bay agreement and (ii) the pending amount due, as required under the final ruling of the Appellate Court for the value of the Baughers Bay plant at the date it was transferred by OC-BVI to the BVI government.

The Company estimates the cash flows OC-BVI will receive from its Bar Bay plant by (i) identifying various possible future scenarios which include the execution of a new agreement for the Bar Bay plant as well as the termination of Bar Bay plant operations upon the expiration of the existing Bar Bay agreement in March 2017; (ii) estimating the cash flows associated with each possible scenario; and (iii) assigning a probability to each scenario. The Company similarly estimates the cash flows OC-BVI will receive from the BVI government for the amount due under the ruling by the Appellate Court for the value of the Baughers Bay plant at the date it was transferred to the BVI government by assigning probabilities to different valuation scenarios. The resulting probability-weighted sum represents the expected cash flows, and the Company’s best estimate of future cash flows, to be derived by OC-BVI from its Bar Bay plant and the pending Appellate Court ruling.

The identification of the possible scenarios for the Bar Bay plant and the Baughers Bay plant valuation, the projections of cash flows for each scenario, and the assignment of relative probabilities to each scenario all represent significant estimates made by the Company. While the Company uses its best judgment in identifying these possible scenarios, estimating the expected cash flows for these scenarios and assigning relative probabilities to each scenario, these estimates are by their nature highly subjective and are also subject to material change by the Company’s management over time based upon new information or changes in circumstances.

As of June 30, 2016, after updating its probability-weighted estimates of OC-BVI’s future cash flows and its resulting estimate of the fair value of its investment in OC-BVI, the Company determined that the carrying value of its investment in OC-BVI did not exceed its fair value. As of March 31, 2016, after updating its probability-weighted estimates of OC-BVI’s future cash flows and its resulting estimate of the fair value of its investment in OC-BVI, the Company determined that the carrying value of its investment in OC-BVI exceeded its fair value and recorded an impairment charge of $50,000 for the three months ended March 31, 2016. The Company recorded impairment charges on its investment in OC-BVI of $310,000 and $275,000 for the three months ended March 31, 2015 and June 30, 2015, respectively.

The remaining carrying value of the Company’s investment in OC-BVI of approximately $4.7 million as of June 30, 2016 assumes that the BVI government will honor its obligations under the Bar Bay agreement and also assumes (on a probability-weighted basis) that (i) the BVI government will enter into a new agreement to purchase water from the Bar Bay plant after the current Bar Bay agreement expires in March 2017; and (ii) OC-BVI will receive the pending amount due (as estimated by the Company) as required under the Appellate Court ruling for the value of the Baughers Bay plant previously transferred by OC-BVI to the BVI government.

The $4.7 million carrying value of the Company’s investment in OC-BVI as of June 30, 2016 exceeds the Company’s underlying equity in OC-BVI’s net assets by approximately $850,000. The Company accounts for this excess as goodwill. The BVI government is OC-BVI’s sole customer and substantially all of OC-BVI’s revenues are generated from its Bar Bay plant. As the Bar Bay agreement matures to its March 2017 expiration date and OC-BVI receives the pending amount assumed due for the value of the Baughers Bay plant, OC-BVI’s expected future cash flows, and therefore its fair value computed under the discounted cash flow method, decreases. The Company will be required to record additional impairment charges to reduce the carrying value of its investment in OC-BVI to its then current fair value if OC-BVI does not obtain a new agreement for the Bar Bay plant that generates cash flows sufficient to support the Company’s then carrying value of its investment in OC-BVI. These impairment charges may, in the aggregate, equal the underlying $850,000 in goodwill reflected in the carrying value of the Company’s investment in OC-BVI. In addition, if OC-BVI does not obtain a new agreement for the Bar Bay plant that generates cash flows sufficient to support OC-BVI’s carrying values for its long lived Bar Bay plant assets, OC-BVI will be required to record an impairment charge to reduce the carrying value of its long lived Bar Bay plant assets to their then estimated fair value. The Company’s equity in the net earnings or loss of OC-BVI will include 43.53% of any such impairment charge recorded by OC-BVI. Based upon the updating of its probability weighted scenarios for the future cash flows to be derived from its Bar Bay plant, OC-BVI may be required to record impairment charges to reduce carrying value of its Bar Bay plants assets before the expiration of the Bar Bay agreement in March 2017. As of June 30, 2016, the aggregate carrying value of OC-BVI’s long lived Bar Bay plant assets was approximately $4.1 million. Future impairment charges for the Company’s investment in OC-BVI and the Company’s equity in any future losses incurred by OC-BVI could have a material adverse impact on the Company’s results of operations.

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

Since its inception, NSC has engaged engineering groups with extensive regional and/or technical experience to prepare preliminary designs and cost estimates for the desalination plant and the proposed pipeline and prepare the environmental impact studies for local, state and federal regulatory agencies, and has also acquired the land, performed pilot plant and feed water source testing and evaluated financing alternatives for the Project.

Through a series of transactions completed in 2012-2014, NSC purchased 20.1 hectares of land on which the proposed Project’s plant would be constructed for an aggregate price of approximately $20.6 million.

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

In November 2012, NSC entered into a lease with an effective term of 20-years from the date of full operation of the desalination plant, with the Comisión Federal de Electricidad for approximately 5,000 square meters of land on which it plans to construct the water intake and discharge works for the plant. The amounts due on this lease are payable in Mexican pesos at an amount that is currently equivalent to approximately $20,000 per month. This lease may be cancelled by NSC should NSC ultimately not proceed with the Project.

In August 2014, the State enacted new legislation to regulate Public-Private Association projects which involve the type of long-term contract between a public sector authority and a private party that NSC is seeking to complete the Project. Pursuant to this new legislation, on January 4, 2015, NSC submitted an expression of interest for its project to the Secretary of Infrastructure and Urban Development of the State of Baja California (“SIDUE”). SIDUE accepted NSC’s expression of interest and requested that NSC submit a detailed proposal for the Project that complies with requirements of the new legislation. NSC submitted this detailed proposal (the “APP Proposal”) to SIDUE in late March 2015. The new legislation required that such proposal be evaluated by SIDUE and submitted to the Public-Private Association Projects State Committee (the “APP Committee”) for review and authorization. If the Project was authorized the State would be required to conduct a public tender for the Project.

In response to its unsolicited APP Proposal, in September 2015 NSC received a letter dated June 30, 2015 from the Director General of the Comisión Estatal de Agua de Baja California (“CEA”), the State agency with responsibility for the Project, stating that (i) the Project is in the public interest with high social benefits and is consistent with the objectives of the State development plan and (ii) that the Project should proceed and the required public tender should be conducted. In November 2015, the State officially commenced the tender for the Project, the scope of which the State defined as a first phase to be operational in 2019 consisting of a 50 million gallons per day plant and a pipeline that connects to the Mexican potable water infrastructure and a second phase to be operational in 2024 consisting of an additional 50 million gallons per day of production capacity. NSC submitted its tender for the Project on the April 21, 2016 tender submission deadline date set by the State.

The Company has acknowledged since the inception of the Project that, due to the amount of capital the Project requires, NSC will ultimately need an equity partner or partners for the Project. Consequently, NSC’s tender to the State for the Project was based upon the following: (i) NSC will sell or otherwise transfer the land and other Project assets to a new company (“Newco”) that would build and own the Project; (ii) NSC’s potential partners would provide the majority of the equity for the Project and thereby would own the majority interest in Newco; (iii) NSC would maintain a minority ownership position in Newco; and (iv) Newco would enter into a long-term management and technical services contract for the Project with an entity partially owned by NSC or another Company subsidiary.

On June 15, 2016, the State designated the consortium comprised of NSC, NuWater S.A.P.I. de C.V. and Degremont S.A. de C.V. (the “Consortium”) as the winner of tender process for the Project and set August 15, 2016 as the deadline for the negotiation of a definitive public-private partnership agreement between the Consortium and the State.

Despite the designation of the Consortium as the winner of the tender process, the Consortium may not be able to finalize and execute an acceptable definitive public-private partnership agreement with the State. The Consortium will be required to obtain debt financing commitments for the Project prior to the execution of the definitive public-private partnership agreement, and such financing may not be available on terms acceptable to the Consortium. Furthermore, even if executed, the definitive public private partnership will not be effective until the following conditions are met:

•	the State has established and registered various payment trusts, guaranties and bank credit lines for specific use by the Project;
•	CEA has obtained the rights from the relevant federal authority to take and desalinate seawater and distribute it for municipal use;
•	various water purchase and sale agreements between CEA, the payment trusts and the Tijuana, Mexico municipal water utility have been executed;
•	a permit has been obtained from the relevant federal authority to discharge the residual water from the Project’s desalination plant; and
•	All financing agreements necessary to provide funding for the Project have been executed.

If the Consortium is ultimately unable to proceed with the Project, the land NSC has purchased may lose its strategic importance as the site for the Project and consequently may decline in value. If the Consortium does not proceed with the Project, NSC may ultimately be unable to sell this land for an amount equal to or in excess of its current carrying value of approximately $20.6 million and any loss on sale of the land, or impairment charge NSC may be required to record as a result of a decrease in the fair value of the land, could have a material adverse impact on the Company’s results of operations.

Included in the Company’s consolidated results of operations are general and administrative expenses from NSC consisting of organizational, legal, accounting, engineering, consulting and other costs relating to NSC’s project development activities. Such expenses amounted to $875,000 and $475,000 for the three months ended June 30, 2016 and 2015, respectively, and $1,642,000 and $1,012,000 for the six months ended June 30, 2016 and 2015, respectively. The assets and liabilities of NSC included in the Company’s consolidated balance sheets amounted to approximately $22.0 million and $357,000, respectively, as of June 30, 2016 and approximately $22.0 million and $488,000 respectively, as of December 31, 2015.

NSC Litigation

Immediately following CW-Cooperatief’s acquisition of its initial 50% ownership in NSC, the remaining 50% ownership interest in NSC was held by an unrelated company, Norte Sur Agua, S. de R.L. de C.V. (“NSA”). NSA subsequently transferred ownership of half of its shares in NSC to EWG Water LLC (“EWG”) and the other half of its shares in NSC to Alejandro de la Vega (the “individual shareholder”). In February 2012, the Company paid $300,000 to enter into an agreement (the “Option Agreement”) that provided it with an option, exercisable through February 7, 2014, to purchase the shares of NSC owned by the individual shareholder, along with an immediate power of attorney to vote those shares, for $1.0 million. Such shares constituted 25% of the ownership of NSC as of February 2012. In May 2013, NSC repaid a $5.7 million loan payable to CW-Cooperatief by issuing additional shares of its stock. As a result of this share issuance to CW-Cooperatief, the Company acquired 99.9% of the ownership of NSC. The Option Agreement contained an anti-dilution provision that required the Company to issue new shares in NSC of an amount sufficient to maintain the individual shareholder’s 25% ownership interest in NSC if (i) any new shares of NSC were issued subsequent to the execution of the Option Agreement and (ii) the Company did not exercise its share purchase option by February 7, 2014. The Company exercised its option and paid the $1.0 million to the individual shareholder to purchase the Option Agreement shares in February 2014.

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

On April 5, 2016, NSC filed a motion for reconsideration with the Tecate, Mexico Court asking, among other things, that the Court; (i) reverse its order to record the pendency of the lawsuit in the public records, (ii) cancel the appointment of the inspector, and (iii) allow NSC to provide a counter-guarantee to suspend the effects of the Court’s order regarding the challenged transactions. On April 26, 2016, the Tecate, Mexico Court issued an interlocutory judgment (i) ordering the cancellation of the inscriptions on NSC’s public records and (ii) rejecting NSC’s motion for cancellation of the appointment of the inspector. The Court’s decision regarding NSC’s request to provide a counter-guarantee is pending.

On May 17, 2016, the Company filed a claim with the Third District Court in Matters of Amparo and Federal Trials in the City of Tijuana, Baja California (the “Amparo Court”) challenging the Tecate, Mexico Court ex-parte order which appointed an inspector over NSC’s commercial activities. On July 29, 2016, the Amparo Court found that such appointment is unconstitutional and reversed the Tecate, Mexico Court’s appointment of an inspector.

On April 26, 2016, NSC filed a full answer to EWG’s claims rejecting every claim made by EWG. The Court’s response on this matter is pending.

The Company believes that the claims made by EWG are baseless and without merit, will vigorously defend NSC and CW-Cooperatief in this litigation, and will seek dismissal of the orders entered by the court and all claims against NSC and CW-Cooperatief. Furthermore, in November 2015, NSC and CW-Cooperatief filed a complaint in the United States District Court, Southern District of New York against EWG and its managing Partner based upon the Company’s conclusion that lawsuit filed by EWG in Mexico directly breaches a contract dated April 12, 2012 between NSC and CW-Cooperatief and EWG. The Company is vigorously pursuing its claims and seeking relief pursuant to this complaint. The Company incurred legal fees in connection with this litigation of approximately $143,000 and $339,000 for the three and six months ended June 30, 2016.

The Company cannot presently determine the outcome of this litigation. However, such litigation could adversely impact the Company’s efforts to complete the Project.

Mexico Tax Authority

The Mexico tax authority, the Servicio de Administracion Tributaria (“SAT”), assessed NSC for taxes relating to payments to foreign vendors on which the SAT contended should have been subject to income tax withholdings during NSC’s 2011 tax year. As of December 31, 2015, the assessment and related penalties, surcharges, inflation adjustments and late fees totaled 7,367,875 Mexican pesos. Such assessments were equivalent to approximately $428,203 as of December 31, 2015 based upon the exchange rate between the United States dollars and the Mexican peso.

NSC retained the assistance of Mexican tax advisers in this matter, as it believed the assumptions and related work performed by the SAT did not support their tax assessment. As a result, NSC elected to contest this assessment in Mexico federal tax court. NSC was required to provide an irrevocable letter of credit which amounted to 7,367,875 Mexican pesos as of December 31, 2015 as collateral in connection with this tax case. The restricted cash balance of $428,203 included in the accompanying consolidated balance sheet as of December 31, 2015 represented the US dollar equivalent of Mexican pesos on deposit with a bank to secure payment of this irrevocable letter of credit.

In November 2014, NSC received a favorable judgment from the tax court. Based on this outcome, the SAT filed an appeal shortly thereafter to contest the judgment. On February 15, 2016, NSC received a favorable judgment from the appellate tax court and shortly thereafter obtained the release of the Mexican pesos cash balance that had been restricted and pledged as collateral as of December 31, 2015 for the irrevocable letter of credit.

9. Contingencies

Retail License

The Company sells water through its retail operations under a license issued in July 1990 by the Cayman Islands government that grants Cayman Water the exclusive right to provide potable water to customers within its licensed service area. As discussed below, this license was set to expire in July 2010 but has since been extended while negotiations for a new license take place. Pursuant to the license, Cayman Water has the exclusive right to produce potable water and distribute it by pipeline to its licensed service area, which consists of two of the three most populated areas of Grand Cayman, the Seven Mile Beach and West Bay areas. For the three months ended June 30, 2016 and 2015, the Company generated approximately 41%, and 42%, respectively, of its consolidated revenues and 56% and 60%, respectively, of its consolidated gross profit from the retail water operations conducted pursuant to Cayman Water’s exclusive license. For the six months ended June 30, 2016 and 2015, the Company generated approximately 42% and 42%, respectively, of its consolidated revenues and 56% and 58%, respectively, of its consolidated gross profit from the retail water operations conducted pursuant to Cayman Water’s exclusive license.

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

The license was scheduled to expire in July 2010 but has been extended several times by the Cayman Islands government in order to provide the parties with additional time to negotiate the terms of a new license agreement. The most recent extension of the license expired on June 30, 2016. The Company continues to provide water subsequent to June 30, 2016 under a further extension of the license that the Company believes will be forthcoming.

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

Following the enactment of the New Laws, the Company was advised in correspondence from the Cayman Islands government and the WAC that: (i) the WAC, and not the Cayman Islands government, is the principal negotiator in these license negotiations; and (ii) the WAC has determined that a rate of return on invested capital model (“RCAM”) for the retail license is in the best interest of the public and Cayman Water’s customers. RCAM is the rate model currently utilized in the electricity transmission and distribution license granted by the Cayman Islands government to the Caribbean Utilities Company, Ltd. The Company responded to the Cayman Islands government that it disagreed with the government’s position on these two matters and negotiations for a new license temporarily ceased.

In July 2012, in an effort to resolve several issues relating to its retail license renewal negotiations, the Company filed an Application for Leave to Apply for Judicial Review (the “Application”) with the Grand Court of the Cayman Islands (the “Court”), seeking declarations that: (i) certain provisions of the New Laws appear to be incompatible and a determination as to how those provisions should be interpreted; (ii) the WAC’s roles as the principal license negotiator, statutory regulator and the Company’s competitor put the WAC in a position of hopeless conflict; and (iii) the WAC’s decision to replace the rate structure under the Company’s current exclusive license with RCAM was predetermined and unreasonable. In October 2012 the Company was notified that the Court agreed to consider the issues raised in the Application.

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

The Company’s submissions on the RCAM model and/or alternative models of pricing were made to the WAC on June 9, 2014. The Company received a letter from the WAC dated September 11, 2014, which fully rejected the Company’s submissions and stated that they intended to provide the Company with a draft RCAM license in due course.

On November 21, 2014, the Company wrote to the Minister of Works offering to recommence license negotiations on the basis of the RCAM model subject to the following conditions: (i) the Government would undertake to amend the current water legislation to provide for an independent regulator and a fair and balanced regulatory regime more consistent with that provided under the electrical utility regulatory regime, (ii) the Government and the Company would mutually appoint an independent referee and chairman of the negotiations, (iii) the Company’s new license would provide exclusivity for the production and provision of all piped water, both potable and non-potable, within its Cayman Islands license area, (iv) the Government would allow the Company to submit its counter proposal to the WAC’s June 2010 RCAM license draft, and (v) the principle of subsidization of residential customer rates by commercial customer rates would continue under a new license. On March 23 2015, the Company received a letter from the Minister of Works with the following responses to the Company’s November 21, 2014 letter: (1) while the Cayman government plans to create a new public utilities commission, the provision of the new retail license will not depend upon the formation of such a commission; (2) any consideration regarding inclusion of the exclusive right to sell non-potable water within the area covered by the retail license will not take place until after the draft license has proceeded through the review process of the negotiations; (3) rather than allow the Company to submit its counter proposal to the WAC’s June 2010 RCAM license draft, the WAC will draft the license with the understanding that the Company will be allowed to propose amendments thereto; (4) the principle of subsidization of residential customer rates by commercial customer rates would continue under the new license; and (5) a request that the Company consider eliminating its monthly minimum volume charge in the new license.

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

CW-Belize

By Statutory Instrument No. 81 of 2009, the Minister of Public Utilities of the government of Belize published an order - the Public Utility Provider Class Declaration Order, 2009 (the “Order”) - which as of May 1, 2009 designated CW-Belize as a public utility provider under the laws of Belize. With this designation, the Public Utilities Commission of Belize (the “PUC”) has the authority to set the rates charged by CW-Belize and to otherwise regulate its activities. On November 1, 2010, CW-Belize received a formal complaint from the PUC alleging that CW-Belize was operating without a license under the terms of the Water Industry Act. CW-Belize applied for this license in December 2010. On July 29, 2011, the PUC issued the San Pedro Public Water Supply Quality and Security Complaint Order (the “Second Order”) which among other things requires that (i) CW-Belize and its customer jointly make a submission to the responsible Minister requesting that the area surrounding CW-Belize’s seawater abstraction wells be designated a forest reserve or national park and be designated a Controlled Area under section 58 of the Water Industry Act; (ii) CW-Belize submit an operations manual for CW-Belize’s desalination plant to the PUC for approval; (iii) CW-Belize and its customer modify the water supply agreement between the parties to (a) include new water quality parameters included in the Order and (b) cap the current exclusive water supply arrangement in the agreement at a maximum of 450,000 gallons per day; (iv) CW-Belize keep a minimum number of replacement seawater RO membranes in stock at all times; and (v) CW-Belize take possession of and reimburse the PUC for certain equipment which the PUC purchased from a third-party in late 2010. CW-Belize has applied for declaratory judgment and has been granted a temporary injunction to stay the enforcement of the Second Order by the PUC until such time as the Belize courts could hear the matter. The initial hearing on this matter was conducted on October 30 and 31, 2012 with an additional hearing on November 29, 2012. The ruling on this case is pending. The Company is presently unable to determine what impact the Order and the Second Order will have on its financial condition, results of operations or cash flows.

Windsor Plant Water Supply Agreement

CW-Bahamas provides bulk water to the Water and Sewerage Corporation of The Bahamas (“WSC”), which distributes the water through its own pipeline system to residential, commercial and tourist properties on the Island of New Providence. Pursuant to a water supply agreement, CW-Bahamas was required to provide the WSC with at least 16.8 million gallons per week of potable water from the Windsor plant. This water supply agreement was scheduled to expire when CW-Bahamas delivered the total amount of water required under the agreement in July 2013, but has been extended on a month-to-month basis. At the conclusion of the agreement, the WSC has the option to (i) extend the agreement for an additional five years at a rate to be negotiated; (ii) exercise a right of first refusal to purchase any materials, equipment and facilities and CW-Bahamas intends to remove from the site at a purchase price to be negotiated with CW-Bahamas; or (iii) require CW-Bahamas to remove all materials, equipment and facilities from the site.

At the request of the government of The Bahamas, CW-Bahamas continues to operate and maintain the Windsor plant on a month-to-month basis to provide the government of The Bahamas with additional time to decide whether or not it will extend CW-Bahamas’ water supply agreement for the Windsor plant on a long-term basis. CW-Bahamas generated revenues from the operation of this plant of approximately $1.4 million and $1.5 million during the three months ended June 30, 2016 and 2015, respectively, and $2.7 million and $3.0 million during the six months ended June 30, 2016 and 2015, respectively.

CW-Bali

Through its subsidiary CW-Bali, the Company has built and presently operates a seawater reverse osmosis plant with a productive capacity of approximately 790,000 gallons per day located in Nusa Dua, one of the primary tourist areas of Bali, Indonesia. The Company built this plant based upon its belief that future water shortages in this area of Bali will eventually enable CW-Bali to sell all of this plant’s production. However, since its inception, the sales volumes for this plant have not been sufficient to cover its operating costs. CW- Bali’s operating losses were approximately ($157,000) and ($142,000) for the three months ended June 30, 2016, and 2015, respectively. CW- Bali’s operating losses were approximately ($304,000) and ($302,000) for the six months ended June 30, 2016, and 2015, respectively. As of June 30, 2016, the capitalized costs for this plant reflected on the Company’s consolidated balance sheet were approximately $3.0 million.

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

The Company is presently seeking a strategic partner for CW-Bali to (i) purchase a major portion of the Company’s equity ownership in CW-Bali; (ii) lead CW-Bali’s sales and marketing efforts; (iii) liaise with PDAM; and (iv) assist with CW-Bali’s on-going funding requirements. The Company also plans to market the available productive capacity of its Nusa Dua plant to PDAM. If the Company is not able to obtain a strategic partner for CW-Bali, sell water to PDAM or other new customers, or otherwise significantly increase the revenues generated by its Nusa Dua plant in the future, the Company will be required to record an impairment charge to reduce the carrying value of CW-Bali’s plant assets to their fair value. Such an impairment charge could have a material adverse impact on the Company’s consolidated results of operations. Any sale of a portion of the Company’s equity investment in CW-Bali may be for an amount less its carrying amount for the equity sold, resulting in a loss on sale that could be material to the Company’s consolidated results of operations. Furthermore, if the Company sells any of its equity interest in CW-Bali, the cumulative translation adjustment for CW-Bali presently reported as a reduction of the Company’s consolidated shareholders’ equity will be removed on a pro rata basis from the Company’s shareholders’ equity and reflected as an increase in the loss (or a reduction of the gain) on the sale of the equity interest in the Company’s consolidated results of operations in the period which such sale occurs. If the Company ultimately decides to discontinue CW-Bali’s operations because it is unable to obtain a strategic partner or otherwise increase the revenues generated by CW-Bali, the full amount of this cumulative translation adjustment will be removed from the Company’s consolidated shareholders’ equity and recorded as a loss in the Company’s consolidated results of operations for the period in which the liquidation of CW-Bali occurs. As of June 30, 2016, the cumulative translation adjustment for CW-Bali amounted to approximately $567,000.

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

In April 2016, the FASB issued ASU 2016-10, Identifying Performance Obligations and Licensing, that amends the revenue guidance in ASU 2014-09 on identifying performance obligations and accounting for licenses of intellectual property. ASU 2016-10 changed the FASB's previous proposals on renewals of right-to-use licenses and contractual restrictions. The effective date of the standard for the Company will coincide with ASU 2014-09 during the first quarter 2018. The Company does not believe the adoption of this standard will have a material impact on the Company’s consolidated financial statements.

In May 2016, the FASB issued ASU 2016-11, Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815): Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting. ASU 2016-11 rescinds several SEC Staff Announcements that are codified in Topic 605, including, among other items, guidance relating to accounting for shipping and handling fees and freight services.

In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, which clarifies implementation guidance around collectability, sales taxes collected from customers, noncash considerations, contract modifications at transition, and completed contracts at transition.

The effective dates of ASU 2016-08, ASU 2016-10, ASU 2016-11 and ASU 2016-12 are the same as ASU 2015-14 discussed above. The Company is currently evaluating the effect the adoption of these standards will have on the Company’s consolidated financial statements.

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

As a quoted market price for OC-BVI’s stock is not available, to test for possible impairment of our investment in OC-BVI, we estimate its fair value through the use of the discounted cash flow method which relies upon projections of OC-BVI’s operating results, working capital and capital expenditures. The use of this method requires us to estimate OC-BVI’s cash flows from (i) its water supply agreement with the BVI government for its Bar Bay plant (the “Bar Bay agreement”); and (ii) the pending amount awarded by the Eastern Caribbean Court of Appeals for the value of the Baughers Bay plant previously transferred by OC-BVI to the BVI government (see further discussion of the Baughers Bay litigation at Item 1. - Notes to the Condensed Consolidated Financial Statements - Note 7).

We estimate the cash flows OC-BVI will receive from its Bar Bay plant by (i) identifying various possible future scenarios which include the execution of a new agreement for the Bar Bay plant as well as the termination of Bar Bay plant operations upon the expiration of the existing Bar Bay agreement in March 2017; (ii) estimating the cash flows associated with each possible scenario; and (iii) assigning a probability to each scenario. We similarly estimate the cash flows OC-BVI will receive from the BVI government for the amount due under the ruling by the Eastern Caribbean Court of Appeals for the value of the Baughers Bay plant at the date it was transferred to the BVI government by assigning probabilities to different valuation scenarios. The resulting probability-weighted sum represents the expected cash flows, and our best estimate of future cash flows, to be derived by OC-BVI from its Bar Bay plant and the pending court award.

The identification of the possible scenarios for the Bar Bay plant and the Baughers Bay plant valuation, the projections of cash flows for each scenario, and the assignment of relative probabilities to each scenario all represent significant estimates made by us. While we use our best judgment in identifying these possible scenarios, estimating the expected cash flows for these scenarios and assigning relative probabilities to each scenario, these estimates are by their nature highly subjective and are also subject to material change by our management over time based upon new information or changes in circumstances.

As of June 30, 2016, after updating our probability-weighted estimates of OC-BVI’s future cash flows and our resulting estimate of the fair value of our investment in OC-BVI, we determined that the carrying value of our investment in OC-BVI did not exceed its fair value. As of March 31, 2016, after updating our probability-weighted estimates of OC-BVI’s future cash flows and our resulting estimate of the fair value of our investment in OC-BVI, we determined that the carrying value of our investment in OC-BVI exceeded its fair value and recorded an impairment charge on this investment of $50,000 for the three months ended March 31, 2016. We recorded impairment charges of $310,000 and $275,000 for the three months ended March 31, 2015 and June 30, 2015, respectively.

The remaining carrying value of our investment in OC-BVI of approximately $4.7 million as of June 30, 2016 assumes that the BVI government will honor its obligations under the Bar Bay agreement and also assumes (on a probability-weighted basis) that (i) the BVI government will enter into a new agreement to purchase water from the Bar Bay plant after the current Bar Bay agreement expires in March 2017; and (ii) OC-BVI will receive the pending amount (based upon our estimate) awarded by the Eastern Caribbean Court of Appeals for the value of the Baughers Bay plant transferred by OC-BVI to the BVI government.

The $4.7 million carrying value of our investment in OC-BVI as of June 30, 2016 exceeds our underlying equity in OC-BVI’s net assets by approximately $850,000. We account for this excess as goodwill. The BVI government is OC-BVI’s sole customer and substantially all of OC-BVI’s revenues are generated from its Bar Bay plant. As the Bar Bay agreement matures to its March 4, 2017 expiration date and OC-BVI receives the pending court award amount assumed due for the value of the Baughers Bay plant, OC-BVI’s expected future cash flows, and therefore its fair value computed under the discounted cash flow method, decreases. We will be required to record additional impairment charges to reduce the carrying value of our investment in OC-BVI to its then current fair value if OC-BVI does not obtain a new agreement for the Bar Bay plant that generates cash flows sufficient to support the Company’s then carrying value of its investment in OC-BVI. These impairment charges may equal the underlying $850,000 in goodwill reflected in the carrying value of our investment in OC-BVI. In addition, if OC-BVI does not obtain a new agreement for the Bar Bay plant that generates cash flows sufficient to support OC-BVI’s carrying values for its long lived Bar Bay plant assets OC-BVI will be required to record an impairment charge to reduce the carrying value of its long lived Bar Bay plant assets to their then estimated fair value. Our equity in the net earnings or loss of OC-BVI will include 43.53% of any such impairment charge recorded by OC-BVI. Based upon the updating of its probability weighted scenarios for the future cash flows to be derived from its Bar Bay plant, OC-BVI may be required to record impairment charges to reduce the carrying value of its Bar Bay plant assets before the expiration of the Bar Bay agreement in March 2017. As of June 30, 2016 the aggregate carrying value of OC-BVI’s long lived Bar Bay plant assets was approximately $4.1 million. Future impairment charges for our investment in OC-BVI and our equity in any future losses incurred by OC-BVI could have a material adverse impact on our results of operations.

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

We weighted the fair values estimated for each of our reporting units under each method and summed such weighted fair values to estimate the overall fair value for each reporting unit. The respective weightings we applied to each method as of December 31, 2015 were consistent with those used as of December 31, 2014 and were as follows:

Method	Retail	Bulk
Discounted cash flow	50%	50%
Subject company stock price	30%	30%
Guideline public company	10%	10%
Mergers and acquisitions	10%	10%
	100%	100%

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

Through our subsidiary, CW-Bali, we have built and presently operate a seawater reverse osmosis plant with a productive capacity of approximately 790,000 gallons per day located in Nusa Dua, one of the primary tourist areas of Bali, Indonesia. We built this plant based upon our belief that future water shortages in this area of Bali will eventually enable us to sell all of this plant’s production. However, since its inception, the sales volumes for this plant have not been sufficient to cover its operating costs. CW-Bali’s operating losses were approximately ($157,000) and ($142,000) for the three months ended June 30, 2016 and 2015, respectively, and approximately ($304,000) and ($302,000) for the six months ended June 30, 2016 and 2015, respectively. As of June 30, 2016, the capitalized costs for this plant reflected on our consolidated balance sheet were approximately $3.0 million. If we are not able to significantly increase the revenues generated by this plant in the future, we will be required to record an impairment charge to reduce the carrying value of CW-Bali’s plant assets to their fair value. Such impairment charge could have a material adverse impact on our results of operations.

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

Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015

Consolidated Results

Net income attributable to Consolidated Water Co. Ltd. stockholders for 2016 was $2,204,333 ($0.15 per share on a fully-diluted basis), as compared to $2,228,100 ($0.15 per share on a fully-diluted basis) for 2015.

Total revenues for 2016 increased to $15,398,635 from $14,485,669 in 2015 due to higher revenues for our services segment that served to offset a decline in the bulk segment revenues. Gross profit for 2016 was $6,592,379 or 43% of total revenues, as compared to $5,965,294 or 41% of total revenues, for 2015. Gross profit for all three segments increased in 2016 from 2015. For further discussion of revenues and gross profit for 2016, see the “Results by Segment” analysis that follows.

General and administrative (“G&A”) expenses on a consolidated basis were $4,935,774 and $3,661,574 for 2016 and 2015, respectively. The increase in consolidated G&A expenses from 2015 to 2016 is primarily attributable to the addition of approximately $701,000 in expenses for Aerex Industries, Inc. (“Aerex”) as a result of our acquisition of a 51% ownership interest in this company on February 11, 2016, and an increase of approximately $398,000 in the project development expenses incurred by our Mexican subsidiary, NSC.

Net other income for 2016 was $418,837 as compared to $28,195 for 2015. The fluctuation in this net component of our results of operations reflects (i) the impairment charge recorded for our equity investment in OC-BVI in 2015 of $275,000, as no impairment charge was recorded for this investment in 2016; and (ii) foreign currency gains recorded for CW-Bali in 2016 of approximately $13,000 as compared to foreign currency losses recorded for this subsidiary in 2015 of approximately ($74,000).

Results by Segment

Retail Segment:

The retail segment contributed $728,112 and $760,610 to our income from operations for 2016 and 2015, respectively.

Revenues generated by our retail water operations were $6,292,833 in 2016 as compared to $6,152,185 in 2015. Although the volume of water sold by the retail segment increased by approximately 10% from 2015 to 2016, retail revenues increased by only approximately 2% in 2016 due to (i) lower energy costs, which reduced the energy component of the rates we charge to our Cayman Water customers by $172,437 from 2015; and (ii) the annual first quarter adjustment of our base rates under our retail license, which were lowered in 2016 by 4.4% due to downward movement in the price indices used as the basis for such rate adjustments. Approximately 45% of the 10% increase in the volume of water sold from 2015 to 2016 is attributable to an unusual level of water usage by one commercial customer.

Retail segment gross profit was $3,607,517 (57% of retail revenues) and $3,494,487 (57% of retail revenues) for 2016 and 2015, respectively.

Consistent with prior periods, we record all non-direct G&A expenses in our retail segment and do not allocate any of these non-direct expenses to our other two business segments. Retail G&A expenses for 2016 and 2015 remained relatively consistent at $2,879,405 and $2,733,877 for 2016 and 2015, respectively.

CW-Bali owns and operates a seawater reverse osmosis plant with a productive capacity of approximately 790,000 gallons per day located in Nusa Dua, one of the primary tourist areas of Bali, Indonesia. We built this plant based upon our belief that future water shortages in this area of Bali will eventually enable us to sell all of this plant’s production. We sold approximately 5.3 million and 11.6 million gallons to customers on a month-to-month basis during the three months ended June 30, 2016 and 2015, respectively. The revenues we generated from this plant amounted to $19,433 and $96,062 for the three months ended June 30, 2016 and 2015, respectively. CW-Bali’s operating losses were approximately ($157,000) and ($142,000) for the three months ended June 30, 2016 and 2015, respectively. As of June 30, 2016, capitalized costs for this plant reflected on our consolidated balance sheet were approximately $3.0 million. See further discussion of this subsidiary at Item 2. - “Material Commitments, Expenditures and Contingencies – CW-Bali.”

Bulk Segment:

The bulk segment contributed $2,185,813 and $2,124,879 to our income from operations for 2016 and 2015, respectively.

Bulk segment revenues were $7,441,061 and $8,187,273 for 2016 and 2015, respectively. The decrease in bulk revenues from 2015 to 2016 is attributable to our Bahamas and Cayman operations, which generated approximately $587,000 and $210,000 less in revenues, respectively, in 2016 than in 2015 due to a significant decrease in the prices of diesel fuel and electricity from 2015 to 2016, which reduced the energy component of our bulk water rates.

Gross profit for our bulk segment was $2,627,800 and $2,537,344 for 2016 and 2015, respectively. Gross profit as a percentage of bulk revenues was approximately 35% and 31% for 2016 and 2015, respectively. Gross profit as a percentage of revenues increased in 2016 as compared to 2015 due to the reduced energy prices, as energy expense for our bulk operations was approximately $744,000 less in 2016 than in 2015.

Bulk segment G&A expenses remained relatively consistent at $441,987 and $412,465 for 2016 and 2015, respectively.

Services Segment:

The comparability of the services segment’s results from 2015 to 2016 is significantly impacted by the inclusion of Aerex’s results of operations subsequent to our acquisition of a 51% ownership interest in this company in February 2016.

The services segment incurred losses from operations of ($1,257,320) and ($581,769) for 2016 and 2015, respectively.

Services segment revenues were $1,664,741 and $146,211 for 2016 and 2015, respectively. Services revenues increased in 2016 due to the addition of $1,260,806 of revenues generated by Aerex and the refurbishment of WAC’s North Sound plant.

Gross profit (loss) for our services segment was $357,062 and ($66,537) for 2016 and 2015, respectively. The increase in the service segment’s gross profit from 2015 to 2016 reflects the incremental gross profit generated by Aerex and the refurbishment of WAC’s North Sound plant.

G&A expenses for the services segment were $1,614,382 and $515,232 for 2016 and 2015, respectively. The increase in G&A expenses for 2016 as compared to 2015 reflects the incremental G&A expenses of Aerex and an increase in the project development expenses incurred by our Mexican subsidiary, NSC. Total G&A expenses for Aerex for 2016 were approximately $701,000, and include $420,000 in amortization expense for the intangible assets arising from the acquisition. NSC’s G&A expenses increased by approximately $398,000 from 2015 to 2016 primarily due to professional fees and other expenses incurred to prepare and submit NSC’s tender documents for the Rosarito project, and legal fees incurred in connection with the EWG litigation.

Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015

Consolidated Results

Net income attributable to Consolidated Water Co. Ltd. stockholders for 2016 was $4,258,974 ($0.29 per share on a fully-diluted basis), as compared to $4,149,361 ($0.28 per share on a fully-diluted basis) for 2015.

Total revenues for 2016 and 2015 were $29,433,407 and $29,151,781, respectively. Higher revenues for our services segment in 2016 served to offset a decline in bulk segment revenues. Gross profit for 2016 was $12,769,410 or 43% of total revenues, as compared to $12,113,596 or 42% of total revenues, for 2015. Gross profit for the retail and services segments increased while the bulk segment gross profit declined in 2016 from 2015. For further discussion of revenues and gross profit for 2016, see the “Results by Segment” analysis that follows.

G&A expenses on a consolidated basis were $9,396,760 and $7,554,540 for 2016 and 2015, respectively. The increase in consolidated G&A expenses from 2015 to 2016 is primarily attributable to the addition of approximately $1,022,000 in expenses for Aerex after our acquisition of a 51% ownership interest in this company in February 2016 and an increase of approximately $629,000 in the project development expenses incurred by our Mexican subsidiary, NSC.

Other income (expense), net for 2016 was $808,394 as compared to ($191,362) for 2015. The fluctuation in this net component of our results of operations reflects (i) a decrease in the impairment charge recorded for our equity investment in OC-BVI in 2016 as compared to 2015 of $535,000; and (ii) foreign currency gains recorded for CW-Bali in 2016 of approximately $174,000 as compared to foreign currency losses recorded for this subsidiary in 2015 of approximately ($233,000).

Results by Segment

Retail Segment:

The retail segment contributed $1,170,811 and $1,230,970 to our income from operations for 2016 and 2015, respectively.

Revenues generated by our retail water operations were $12,263,071 in 2016 as compared to $12,287,823 in 2015. Although the volume of water sold by the retail segment increased by approximately 8% from 2015 to 2016, retail revenues remained relatively consistent due to (i) lower energy costs, which reduced the energy component of the rates we charge to our Cayman Water customers by $409,329 from 2015; and (ii) the annual first quarter adjustment of our base rates under our retail license, which were lowered in 2016 by 4.4% due to downward movement in the price indices used as the basis for such rate adjustments.

Retail segment gross profit was $6,948,081 (57% of retail revenues) and $6,863,262 (56% of retail revenues) for 2016 and 2015, respectively.

Consistent with prior periods, we record all non-direct G&A expenses in our retail segment and do not allocate any of these non-direct expenses to our other two business segments. Retail G&A expenses for 2016 and 2015 remained relatively consistent at $5,777,270 and $5,632,292 for 2016 and 2015, respectively.

CW-Bali owns and operates a seawater reverse osmosis plant with a productive capacity of approximately 790,000 gallons per day located in Nusa Dua, one of the primary tourist areas of Bali, Indonesia. We built this plant based upon our belief that future water shortages in this area of Bali will eventually enable us to sell all of this plant’s production. We sold approximately 7.4 million and 20.3 million gallons to customers on a month-to-month basis during the six months ended June 30, 2016 and 2015, respectively. The revenues we generated from this plant amounted to $46,411 and $167,141 for the six months ended June 30, 2016 and 2015, respectively. CW-Bali’s operating losses were approximately ($304,000) and ($302,000) for the six months ended June 30, 2016 and 2015, respectively. As of June 30, 2016, capitalized costs for this plant reflected on our consolidated balance sheet were approximately $3.0 million. See further discussion of this subsidiary at Item 2. - “Material Commitments, Expenditures and Contingencies – CW-Bali.”

Bulk Segment:

The bulk segment contributed $4,404,887 and $4,623,771 to our income from operations for 2016 and 2015, respectively.

Bulk segment revenues were $14,706,354 and $16,569,589 for 2016 and 2015, respectively. The decrease in bulk revenues from 2015 to 2016 is attributable to our Bahamas and Cayman operations, which generated approximately $1,503,000 and $434,000 less in revenues, respectively, in 2016 than in 2015 due to a significant decrease in the prices of diesel fuel and electricity from 2015 to 2016, which reduced the energy component of our bulk water rates.

Gross profit for our bulk segment was $5,282,769 and $5,453,600 for 2016 and 2015, respectively. Gross profit as a percentage of bulk revenues was approximately 36% and 33% for 2016 and 2015, respectively. Gross profit as a percentage of revenues increased in 2016 as compared to 2015 due to the reduced energy prices, as energy expense for our bulk operations was approximately $1,684,000 less in 2016 than in 2015.

Bulk segment G&A expenses remained relatively consistent at $877,882 and $829,829 for 2016 and 2015, respectively.

Services Segment:

The comparability of the services segment’s results from 2015 to 2016 is significantly impacted by the inclusion of Aerex’s results of operations subsequent to our acquisition of a 51% ownership interest in this company in February 2016.

The services segment incurred losses from operations of ($2,203,048) and ($1,295,685) for 2016 and 2015, respectively.

Services segment revenues were $2,463,982 and $294,369 for 2016 and 2015, respectively. Services revenues increased in 2016 due to the addition of $1,879,335 of revenues generated by Aerex and the refurbishment of WAC’s North Sound plant.

Gross profit (loss) for our services segment was $538,560 and ($203,266) for 2016 and 2015, respectively. The increase in the service segment’s gross profit from 2015 to 2016 reflects the incremental gross profit generated by Aerex and the refurbishment of WAC’s North Sound plant.

G&A expenses for the services segment were $2,741,608 and $1,092,419 for 2016 and 2015, respectively. The increase in G&A expenses for 2016 as compared to 2015 reflects the incremental G&A expenses of Aerex and an increase in the project development expenses incurred by our Mexican subsidiary, NSC. Total G&A expenses for Aerex for 2016 were approximately $1,022,000, and include $600,000 in amortization expense for the intangible assets arising from the acquisition. NSC’s G&A expenses increased by approximately $629,000 from 2015 to 2016 due to professional fees and other expenses incurred to prepare and submit NSC’s tender documents for the Rosarito project, and legal fees incurred in connection with the EWG litigation.

FINANCIAL CONDITION

The increases in the amounts reported in our consolidated balance sheets for (i) property, plant and equipment; (ii) intangible assets; (iii) goodwill; (iv) deferred tax liability; and (v) non-controlling interests from December 31, 2015 to June 30, 2016 result from the acquisition of Aerex in February 2016.

Accounts receivable increased by approximately $4.2 million from December 31, 2015 to June 30, 2016 primarily due an increase in the accounts receivables for CW-Bahamas of approximately $3.5 million. We believe, based upon prior payment history, that CW-Bahamas’ accounts receivable balances will be collected in full.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity Position

Our projected liquidity requirements for the remainder of 2016 include capital expenditures for our existing operations of approximately $2.5 million. Our liquidity requirements for the rest of 2016 may also include quarterly dividends, if such dividends are declared by our Board. Our dividend payments amounted to approximately $4.4 million for the year ended December 31, 2015 and approximately $2.2 million for the six months ended June 30, 2016.

In May 2014, we obtained financing (the proceeds of which were used to fund NSC’s land purchases in May 2014) in the form of a demand loan payable with an initial principal balance of $10 million. The outstanding balance on this demand loan payable was approximately $7.0 million as of December 31, 2015. Payments on this loan were due quarterly under a five year amortization schedule with the remaining principal balance due on May 14, 2016. This loan bore interest at LIBOR plus 1.5%. We repaid this loan with available cash balances in May 2016.

Immediately following our acquisition of 51% of the ownership interest in Aerex, we and the former sole shareholder of Aerex loaned Aerex $510,000 and $490,000, respectively, in the form of notes payable which mature on August 10, 2016 and bear interest at 1% per annum. We expect to extend the maturity dates of these notes payable.

As of June 30, 2016, we had cash and cash equivalents of approximately $37.1 million and working capital of approximately $50.9 million. We are not presently aware of anything that would lead us to believe that we will not have sufficient liquidity to meet our needs for the remainder of 2016 and thereafter.

Transfers from our bank accounts in The Bahamas and Belize to our bank accounts in other countries require the approval of the Central Banks of the Bahamas and Belize, respectively. As of June 30, 2016, the equivalent United States dollar cash balances for our bank account deposits in the Bahamas and Belize were approximately $14.0 million and $4.5 million, respectively.

Discussion of Cash Flows for the Six Months Ended June 30, 2016

Our cash and cash equivalents decreased to $37.1 million as of June 30, 2016 from $44.8 million as of December 31, 2015.

Cash Flows from Operating Activities

Our operating activities provided cash of approximately $2.7 million. This net cash provided reflects net income generated for the six months of approximately $4.4 million as adjusted for (i) various items included in the determination of net income that do not affect cash flows during the year; and (ii) changes in the other components of working capital. The more significant of such items and changes in working capital components included depreciation and amortization of approximately $3.6 million, a net increase in accounts receivable of approximately $4.1 million, and a net decrease in accounts payable and other current liabilities of approximately $1.1 million.

Cash Flows from Investing Activities

Net cash used in our investing activities was approximately $1.6 million. In February 2016, we acquired a 51% ownership interest in Aerex through a stock purchase agreement for an aggregate purchase price of approximately $7.7 million in cash. We purchased property plant and equipment and expended funds on construction in progress in the normal course of business in the aggregate of amount of approximately $1.4 million. We received approximately $5.6 million upon the maturity of a certificate of deposit. We collected approximately $906,000 in principal repayments on our notes receivable from the WAC. As a result of a favorable ruling by a Mexico appellate court in February 2016, we also obtained the release of approximately $399,000 in cash that had been restricted and pledged as collateral for a letter of credit at December 31, 2015.

Cash Flows from Financing Activities

Our financing activities used approximately $8.8 million in net cash as we paid dividends of approximately $2.2 million and repaid our $7.0 million demand note payable. We also obtained a $490,000 working capital loan from Aerex’s prior sole stockholder that matures on August 10, 2016.

Material Commitments, Expenditures and Contingencies

Retail License

We sell water through our retail operations under a license issued in July 1990 by the Cayman Islands government that grants Cayman Water the exclusive right to provide potable water to customers within its licensed service area. As discussed below, this license was set to expire in July 2010 but has since been extended while negotiations for a new license take place. Pursuant to the license, we have the exclusive right to produce potable water and distribute it by pipeline to our licensed service area which consists of two of the three most populated areas of Grand Cayman, the Seven Mile Beach and West Bay areas. For the three months ended June 30, 2016 and 2015, we generated approximately 41%, and 42%, respectively, of our consolidated revenues and 56% and 60%, respectively, of our consolidated gross profit from the retail water operations conducted pursuant to Cayman Water’s exclusive license. For the six months ended June 30, 2016 and 2015, we generated approximately 42% and 42%, respectively, of our consolidated revenues and 56% and 58%, respectively, of our consolidated gross profit from the retail water operations conducted pursuant to Cayman Water’s exclusive license.

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

The license was scheduled to expire in July 2010 but has been extended several times by the Cayman Islands government in order to provide the parties with additional time to negotiate the terms of a new license agreement. The most recent extension of the license expired June 30, 2016. We continue to provide water subsequent to June 30, 2016 under a further extension of the license that we believe will be forthcoming.

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

We have been advised in correspondence from the Cayman Islands government and the WAC that: (i) the WAC, and not the Cayman Islands government, is the principal negotiator in these license negotiations; and (ii) the WAC has determined that a rate of return on invested capital model (“RCAM”) for the retail license is in the best interest of the public and our customers. RCAM is the rate model currently utilized in the electricity transmission and distribution license granted by the Cayman Islands government to the Caribbean Utilities Company, Ltd. We have advised the Cayman Islands government that we disagree with its position on these two issues.

In July 2012, in an effort to resolve several issues relating to our retail license renewal negotiations, we filed an Application for Leave to Apply for Judicial Review (the “Application”) with the Grand Court of the Cayman Islands (the “Court”), seeking declarations that: (i) certain provisions of the New Laws appear to be incompatible and a determination as to how those provisions should be interpreted; (ii) the WAC’s roles as the principal license negotiator, statutory regulator and our competitor put the WAC in a position of hopeless conflict; and (iii) the WAC’s decision to replace the rate structure under our current exclusive license with RCAM was predetermined and unreasonable. In October 2012, we were notified that the Court agreed to consider the issues raised in the Application.

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

Our submissions on the RCAM model and/or alternative models of pricing were made to the WAC on June 9, 2014. We received a letter from the WAC dated September 11, 2014, which fully rejected our submissions and stated that the WAC intended to provide us with a draft RCAM license in due course.

On November 21, 2014, we wrote to the Minister of Works offering to recommence license negotiations on the basis of the RCAM model subject to the following conditions: (i) the Government would undertake to amend the current water legislation to provide for an independent regulator and a fair and balanced regulatory regime more consistent with that provided under the electrical utility regulatory regime, (ii) the Government and we would mutually appoint an independent referee and chairman of the negotiations, (iii) our new license would provide exclusivity for the production and provision of all piped water, both potable and non-potable, within our Cayman Islands license area, (iv) the Government would allow us to submit our counter proposal to the WAC’s June 2010 RCAM license draft, and (v) the principle of subsidization of residential customer rates by commercial customer rates would continue under a new license. On March 23 2015, we received a letter from the Minister of Works with the following responses to our November 21, 2014 letter: (1) that while the Cayman government plans to create a public utilities commission, the provision of a new license will not depend upon the formation of such a commission; (2) any consideration regarding inclusion of the exclusive right to sell non-potable water within the area covered by the retail license will not take place until after the draft license has proceeded through the review process of the negotiations; (3) rather than allow us to submit a counter proposal to the WAC’s June 2010 RCAM license draft, the WAC will draft the license with the understanding that we will be allowed to propose amendments thereto; (4) the principle of subsidization of residential customer rates by commercial customer rates would continue under the new license; and (5) a request that we consider eliminating our monthly minimum volume charge in the new license.

We recommenced license negotiations with the WAC during the third quarter of 2015. However, we are presently unable to determine when such negotiations will be completed or the final outcome of such negotiations.

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

Since its inception, NSC has engaged engineering groups with extensive regional and/or technical experience to prepare preliminary designs and cost estimates for the desalination plant and the proposed pipeline and prepare the environmental impact studies for local, state and federal regulatory agencies, and has also acquired the land, performed pilot plant and feed water source testing and evaluated financing alternatives for the Project.

Through a series of transactions completed in 2012-2014, NSC purchased 20.1 hectares of land on which the proposed Project’s plant would be constructed for an aggregate price of approximately $20.6 million.

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

In 2012 NSC entered into a lease with an effective term of 20 years from the date of full operation of the desalination plant with the Comisión Federal de Electricidad for approximately 5,000 square meters of land on which it plans to construct the water intake and discharge works for the plant. The amounts due on this lease are payable in Mexican pesos at an amount that is currently equivalent to approximately $20,000 per month. This lease may be cancelled by NSC should NSC ultimately not proceed with the Project.

In August 2014, the State enacted new legislation to regulate Public-Private Association projects which involve the type of long-term contract between a public sector authority and a private party that NSC is seeking to complete the Project. Pursuant to this new legislation, on January 4, 2015, NSC submitted an expression of interest for its project to the Secretary of Infrastructure and Urban Development of the State of Baja California (“SIDUE”). SIDUE accepted NSC’s expression of interest and requested that NSC submit a detailed proposal for the Project that complies with requirements of the new legislation. NSC submitted this detailed proposal (the “APP Proposal”) to SIDUE in late March 2015. The new legislation required that such proposal be evaluated by SIDUE and submitted to the Public-Private Association Projects State Committee (the “APP Committee”) for review and authorization. If the Project was authorized the State would be required to conduct a public tender for the Project.

In response to its APP Proposal, in September 2015 NSC received a letter dated June 30, 2015 from the Director General of the Comisión Estatal de Agua de Baja California (“CEA”), the State agency with responsibility for the Project, stating that (i) the Project is in the public interest with high social benefits and is consistent with the objectives of the State development plan and (ii) that the Project and accompanying required public tender process should be conducted. In November 2015, the State officially commenced the tender for the Project, the scope of which the State has defined as a first phase to be operational in 2019 consisting of a 50 million gallons per day plant and a pipeline that connects to the Mexican potable water infrastructure and a second phase to be operational in 2024 consisting of an additional 50 million gallons per day of production capacity. NSC submitted its tender for the Project on the April 21, 2016 tender submission deadline date set by the State.

We have acknowledged since the inception of the Project that, due to the amount of capital the Project requires, NSC will ultimately need an equity partner or partners for the Project. Consequently, NSC’s tender to the State for the Project was based upon the following: (i) NSC will sell or otherwise transfer the land and other Project assets to a new company (“Newco”) that would build and own the Project; (ii) NSC’s potential partners would provide the majority of the equity for the Project and thereby would own the majority interest in Newco; (iii) NSC would maintain a minority ownership position in Newco; and (iv) Newco would enter into a long-term management and technical services contract for the Project with an entity partially owned by NSC or another Company subsidiary.

On June 15, 2016, the State designated the consortium comprised of NSC, NuWater S.A.P.I. de C.V. and Degremont S.A. de C.V. (the “Consortium”) as the winner of tender process for the Project and set August 15, 2016 as the deadline for the negotiation of a definitive public-private partnership agreement between the Consortium and the State.

Despite the designation of the Consortium as the winner of the tender process, the Consortium may not be able to finalize and execute an acceptable definitive public-private partnership agreement with the State. The Consortium will be required to obtain debt financing commitments for the Project prior to the execution of the definitive public-private partnership agreement, and such financing may not be available on terms acceptable to the Consortium. Furthermore, even if executed the definitive public private partnership will not be effective until the following conditions are met:

•	the State has established and registered various payment trusts, guaranties and bank credit lines for specific use by the Project;
•	CEA has obtained the rights from the relevant federal authority to take and desalinate seawater and distribute it for municipal use;
•	various water purchase and sale agreements between CEA, the payment trusts and the Tijuana, Mexico municipal water utility have been executed;
•	a permit has been obtained from the relevant federal authority to discharge the residual water from the Project’s desalination plant; and
•	all financing agreements necessary to provide funding for the Project have been executed.

If the Consortium is ultimately unable to proceed with the Project, the land NSC has purchased may lose its strategic importance as the site for the Project and consequently may decline in value. If the Consortium does not proceed with the Project, NSC may ultimately be unable to sell this land for an amount equal to or in excess of its current carrying value of approximately $20.6 million, and any loss on sale of the land, or impairment charge NSC may be required to record as a result of a decrease in the fair value of the land could have a material adverse impact on our results of operations.

Included in our consolidated results of operations are general and administrative expenses from NSC, consisting of organizational, legal, accounting, engineering, consulting and other costs relating to NSC’s project development activities. Such expenses amounted to $875,000 and $475,000 for the three months ended June 30, 2016 and 2015, respectively, and $1,642,000 and $1,012,000 for the six months ended June 30, 2016 and 2015, respectively. The assets and liabilities of NSC included in the Company’s consolidated balance sheets amounted to approximately $22.0 million and $357,000, respectively, as of June 30, 2016 and approximately $22.0 million and $488,000 respectively, as of December 31, 2015.

We expect to incur additional project development costs on behalf of NSC during the remainder of 2016.

NSC Litigation

Immediately following CW-Cooperatief’s acquisition of its initial 50% ownership in NSC, the remaining 50% ownership interest in NSC was held by an unrelated company, Norte Sur Agua, S. de R.L. de C.V. (“NSA”). NSA subsequently transferred ownership of half of its shares in NSC to EWG Water LLC (“EWG”) and the other half of its shares in NSC to Alejandro de la Vega (the “individual shareholder”). In February 2012, we paid $300,000 to enter into an agreement (the “Option Agreement”) that provided us with an option, exercisable through February 7, 2014, to purchase the shares of NSC owned by the individual shareholder, along with an immediate power of attorney to vote those shares, for $1.0 million. Such shares constituted 25% of the ownership of NSC as of February 2012. In May 2013, NSC repaid a $5.7 million loan payable to CW-Cooperatief by issuing additional shares of its stock. As a result of this share issuance to CW-Cooperatief, we acquired 99.9% of the ownership of NSC. The Option Agreement contained an anti-dilution provision that required us to issue new shares in NSC of an amount sufficient to maintain the individual shareholder’s 25% ownership interest in NSC if (i) any new shares of NSC were issued subsequent to the execution of the Option Agreement and (ii) we did not exercise our share purchase option by February 7, 2014. We exercised our option and paid the $1.0 million to the individual shareholder to purchase the Option Agreement shares in February 2014.

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

On April 5, 2016, NSC filed a motion for reconsideration with the Tecate, Mexico Court asking, among other things, that the Court; (i) reverse its order to record

On April 5, 2016, NSC filed a motion for reconsideration with the Tecate, Mexico Court asking, among other things, that the Court; (i) reverse its order to record the pendency of the lawsuit in the public records; (ii) cancel the appointment of the inspector; and (iii) allow NSC to provide a counter-guarantee to suspend the effects of the Court’s order regarding the challenged transactions. On April 26, 2016, the Tecate, Mexico Court issued an interlocutory judgment (i) ordering the cancellation of the inscriptions on NSC’s public records and (ii) rejecting NSC’s motion for cancellation of the appointment of the inspector. The Court’s decision regarding NSC’s request to provide a counter-guarantee is pending.

On May 17, 2016, the Company filed a claim with the Third District Court in Matters of Amparo and Federal Trials in the City of Tijuana, Baja California (the “Amparo Court”) challenging the Tecate, Mexico Court ex-parte order which appointed an inspector over NSC’s commercial activities. On July 29, 2016, the Amparo Court found that such appointment is unconstitutional and reversed the Tecate, Mexico Court’s appointment of an inspector.

On April 26, 2016, NSC filed a full answer to EWG’s claims, rejecting every claim made by EWG. The Court’s response on this matter is pending.

We believe that the claims made by EWG are baseless and without merit, will vigorously defend NSC and CW-Cooperatief in this litigation, and will seek dismissal of the orders entered by the court and all claims against NSC and CW-Cooperatief. We cannot presently determine the outcome of this litigation. However, such litigation could adversely impact our efforts to complete the Project. We incurred legal fees of approximately $143,000 and $339,000 for the three months and six months ended June 30, 2016, respectively, in connection with this litigation.

CW-Belize

By Statutory Instrument No. 81 of 2009, the Minister of Public Utilities of the government of Belize published an order, the Public Utility Provider Class Declaration Order, 2009 (the “Order”), which as of May 1, 2009 designated CW-Belize as a public utility provider under the laws of Belize. With this designation, the Public Utilities Commission of Belize (the “PUC”) has the authority to set the rates charged by CW-Belize and to otherwise regulate its activities. On November 1, 2010, CW-Belize received a formal complaint from the PUC alleging that CW-Belize was operating without a license under the terms of the Water Industry Act. CW-Belize applied for this license in December 2010. On July 29, 2011, the PUC issued the San Pedro Public Water Supply Quality and Security Complaint Order (the “Second Order”) which among other things requires that (i) CW-Belize and its customer jointly make a submission to the responsible Minister requesting that the area surrounding CW-Belize’s seawater abstraction wells be designated a forest reserve or national park and be designated a Controlled Area under section 58 of the Water Industry Act, (ii) CW-Belize submit an operations manual for CW-Belize’s desalination plant to the PUC for approval, (iii) CW-Belize and its customer modify the water supply agreement between the parties to (a) include new water quality parameters included in the Order and (b) cap the current exclusive water supply arrangement in the agreement at a maximum of 450,000 gallons per day, (iv) CW-Belize keep a minimum number of replacement seawater RO membranes in stock at all times and (v) CW-Belize take possession of and reimburse the PUC for certain equipment which the PUC purchased from a third-party in late 2010. CW-Belize has applied for declaratory judgment and has been granted a temporary injunction to stay the enforcement of the Second Order by the PUC until such time as the Belize courts could hear the matter. The initial hearing on this matter was conducted on October 30 and 31, 2012 with an additional hearing on November 29, 2012. The ruling on this case is pending. We are presently unable to determine what impact the Order and the Second Order will have on our financial condition, results of operations or cash flows.

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

At the request of the government of The Bahamas, we continue to operate and maintain the Windsor plant on a month-to-month basis to provide the government of The Bahamas with additional time to decide whether or not it will extend CW-Bahamas’ water supply agreement for the Windsor plant on a long-term basis. CW-Bahamas generated revenues from the operation of this plant of approximately $1.4 million and $1.5 million during the three months ended June 30, 2016 and 2015, respectively, and $2.7 million and $3.0 million during the six months ended June 30, 2016 and 2015, respectively.

CW-Bali

Through our subsidiary CW-Bali, we have built and presently operate a seawater reverse osmosis plant with a productive capacity of approximately 790,000 gallons per day located in Nusa Dua, one of the primary tourist areas of Bali, Indonesia. We built this plant based upon our belief that future water shortages in this area of Bali will eventually enable us to sell all of this plant’s production. However, since its inception, our sales volumes for this plant have not been sufficient to cover its operating costs. CW-Bali’s operating losses were approximately ($157,000) and ($142,000) for the three months ended June 30, 2016 and 2015, respectively, and approximately ($304,000) and ($302,000) for the six months ended June 30, 2016 and 2015, respectively. As of June 30, 2016, the capitalized costs for this plant reflected on our consolidated balance sheet were approximately $3.0 million.

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

We are presently seeking a strategic partner for CW-Bali to (i) purchase a major portion of our equity ownership in CW-Bali; (ii) lead CW-Bali’s sales and marketing efforts; (iii) liaise with PDAM; and (iv) assist with CW-Bali’s on-going funding requirements. We also plan to market the available productive capacity of our Nusa Dua plant to PDAM. If we are not able to obtain a strategic partner for CW-Bali, sell water to PDAM or other new customers, or otherwise significantly increase the revenues generated by our Nusa Dua plant in the future, we will be required to record an impairment charge to reduce the carrying value of CW-Bali’s plant assets to their fair value. Such an impairment charge could have a material adverse impact on our results of operations. Any sale of a portion of our equity investment in CW-Bali may be for an amount less than our carrying amount for the equity sold, resulting in a loss on the sale that could be material to our results of operations. Furthermore, if we sell any of our equity interest in CW-Bali, the cumulative translation adjustment for CW-Bali presently reported as a reduction of our shareholders’ equity will be removed on a pro rata basis from our shareholders’ equity and reflected as an increase in the loss (or a reduction of the gain) on the sale of the equity interest in our results of operations in the period which such sale occurs. If we ultimately decide to discontinue CW-Bali’s operations because we are unable to obtain a strategic partner or otherwise increase the revenues generated by CW-Bali, the full amount of this cumulative translation adjustment will be removed from our shareholders’ equity and recorded as a loss in our results of operations for the period in which the liquidation of CW-Bali occurs. As of June 30, 2016, the cumulative translation adjustment for CW-Bali amounted to approximately $567,000.

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

In May 2016, the FASB issued ASU 2016-11, Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815): Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting. ASU 2016-11 rescinds several SEC Staff Announcements that are codified in Topic 605, including, among other items, guidance relating to accounting for shipping and handling fees and freight services.

In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, which clarifies implementation guidance around collectability, sales taxes collected from customers, noncash considerations, contract modifications at transition, and completed contracts at transition.

The effective dates of ASU 2016-08, ASU 2016-10, ASU 2016-11 and ASU 2016-12 are the same as ASU 2015-14 discussed above. The Company is currently evaluating the effect the adoption of these standards will have on the Company’s consolidated financial statements.

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

Dividends

•	On January 31, 2016, we paid a dividend of $0.075 to shareholders of record on January 1, 2016.
•	On April 30, 2016, we paid a dividend of $0.075 to shareholders of record on April 1, 2016.
•	On May 26, 2016, our Board declared a dividend of $0.075 payable on July 31, 2016 to shareholders of record on July 1, 2016.

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

Changes in Internal Controls

We are in the process of integrating Aerex into our structure for disclosure controls and procedures.

Except as described above, there have been no changes in the Company’s internal control over financial reporting identified in connection with the evaluation of such internal control that occurred during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

CW-Belize

By Statutory Instrument No. 81 of 2009, the Minister of Public Utilities of the government of Belize published an order, the Public Utility Provider Class Declaration Order, 2009 (the “Order”), which as of May 1, 2009 designated CW-Belize as a public utility provider under the laws of Belize. With this designation, the Public Utilities Commission of Belize (the “PUC”) has the authority to set the rates charged by CW-Belize and to otherwise regulate its activities. On November 1, 2010, CW-Belize received a formal complaint from the PUC alleging that CW-Belize was operating without a license under the terms of the Water Industry Act. CW-Belize applied for this license in December 2010. On July 29, 2011, the PUC issued the San Pedro Public Water Supply Quality and Security Complaint Order (the “Second Order”) which among other things requires that (i) CW-Belize and its customer jointly make a submission to the responsible Minister requesting that the area surrounding CW-Belize’s seawater abstraction wells be designated a forest reserve or national park and be designated a Controlled Area under section 58 of the Water Industry Act, (ii) CW-Belize submit an operations manual for CW-Belize’s desalination plant to the PUC for approval, (iii) CW-Belize and its customer modify the water supply agreement between the parties to (a) include new water quality parameters included in the Order and (b) cap the current exclusive water supply arrangement in the agreement at a maximum of 450,000 gallons per day, (iv) CW-Belize keep a minimum number of replacement seawater RO membranes in stock at all times and (v) CW-Belize take possession of and reimburse the PUC for certain equipment which the PUC purchased from a third-party in late 2010. CW-Belize has applied for declaratory judgment and has been granted a temporary injunction to stay the enforcement of the Second Order by the PUC until such time as the Belize courts could hear the matter. The initial hearing on this matter was conducted on October 30 and 31, 2012 with an additional hearing on November 29, 2012. The ruling on this case is pending. We are presently unable to determine what impact the Order and the Second Order will have on our financial condition, results of operations or cash flows.

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

Immediately following CW-Cooperatief’s acquisition of its initial 50% ownership in NSC, the remaining 50% ownership interest in NSC was held by an unrelated company, Norte Sur Agua, S. de R.L. de C.V. (“NSA”). NSA subsequently transferred ownership of half of its shares in NSC to EWG Water LLC (“EWG”) and the other half of its shares in NSC to Alejandro de la Vega (the “individual shareholder”). In February 2012, we paid $300,000 to enter into an agreement (the “Option Agreement”) that provided us with an option, exercisable through February 7, 2014, to purchase the shares of NSC owned by the individual shareholder, along with an immediate power of attorney to vote those shares, for $1.0 million. Such shares constituted 25% of the ownership of NSC as of February 2012. In May 2013, NSC repaid a $5.7 million loan payable to CW-Cooperatief by issuing additional shares of its stock. As a result of this share issuance to CW-Cooperatief, we acquired 99.9% of the ownership of NSC. The Option Agreement contained an anti-dilution provision that required us to issue new shares in NSC of an amount sufficient to maintain the individual shareholder’s 25% ownership interest in NSC if (i) any new shares of NSC were issued subsequent to the execution of the Option Agreement and (ii) we did not exercise our share purchase option by February 7, 2014. We exercised our option and paid the $1.0 million to the individual shareholder to purchase the Option Agreement shares in February 2014.

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

On April 5, 2016, NSC filed a motion for reconsideration with the Tecate, Mexico Court asking, among other things, that the Court; (i) reverse its order to record the pendency of the lawsuit in the public records, (ii) cancel the appointment of the inspector, and (iii) allow NSC to provide a counter-guarantee to suspend the effects of the Court’s order regarding the challenged transactions. On April 26, 2016, the Tecate, Mexico Court issued an interlocutory judgment (i) ordering the cancellation of the inscriptions on NSC’s public records and (ii) rejecting NSC’s motion for cancellation of the appointment of the inspector. The Court’s decision regarding NSC’s request to provide a counter-guarantee is pending.

On May 17, 2016, the Company filed a claim with the Third District Court in Matters of Amparo and Federal Trials in the City of Tijuana, Baja California (the “Amparo Court”) challenging the Tecate, Mexico Court ex-parte order which appointed an inspector over NSC’s commercial activities. On July 29, 2016, the Amparo Court found that such appointment is unconstitutional and reversed the Tecate, Mexico Court’s appointment of an inspector.

On April 26, 2016, NSC filed a full answer to EWG’s claims, rejecting every claim made by EWG. The Court’s response on this matter is pending.

We believe that the claims made by EWG are baseless and without merit, and we will vigorously defend NSC and CW-Cooperatief in this litigation, and will seek dismissal of the orders entered by the court and all claims against NSC and CW-Cooperatief. Furthermore, on November 19, 2015, NSC and CW-Cooperatief filed a complaint in the United States District Court, Southern District of New York against EWG and its Managing Partner, based upon our conclusion that lawsuit filed by EWG in Mexico directly breaches a contract dated April 12, 2012 between NSC and CW-Cooperatief, and EWG. We are vigorously pursuing our claims and seeking relief pursuant to this complaint. We have incurred legal fees in connection with the NSC litigation of approximately $143,000 and $339,000 for the three and six months ended June 30, 2016.

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

In the Cayman Islands, we provide water to retail customers under a license issued in July 1990 by the Cayman Islands government that grants our subsidiary, Cayman Water, the exclusive right to provide water to retail customers within our licensed service area. Pursuant to the license, we have the exclusive right to produce potable water and distribute it by pipeline to our licensed service area, which consists of two of the three most populated areas of Grand Cayman, the Seven Mile Beach and West Bay areas. For the three months ended June 30, 2016 and 2015, the Company generated approximately 41%, and 42%, respectively, of its consolidated revenues and 56% and 60%, respectively, of its consolidated gross profit from the retail water operations conducted pursuant to Cayman Water’s exclusive license. For the six months ended June 30, 2016 and 2015, the Company generated approximately 42% and 42%, respectively, of its consolidated revenues and 56% and 58%, respectively, of its consolidated gross profit from the retail water operations conducted pursuant to Cayman Water’s exclusive license.

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

This license was set to expire on July 10, 2010; however, the Cayman Islands government and we have extended the license several times in order to provide sufficient time to negotiate the terms of a new license agreement. The most recent extension of our license expired June 30, 2016. We continue to provide water subsequent to June 30, 2016 under a further extension of the license that we believe will be forthcoming. The Cayman Islands government could ultimately offer a third party a license to service some or all of our present service area. However, as set forth in the existing license, “the Governor hereby agrees that upon the expiry of the term of this Licence or any extension thereof, he will not grant a licence or franchise to any other person or company for the processing, distribution, sale and supply of water within the Licence Area without having first offered such a licence or franchise to the Company on terms no less favourable than the terms offered to such other person or company.”

In February 2011, the Water (Production and Supply) Law, 2011 and the Water Authority (Amendment) Law, 2011 (the “New Laws”) were published and enacted. Under the New Laws, the WAC will issue any new license, and such new license could include a rate of return on invested capital model, as discussed in the following paragraph.

Following the enactment of the New Laws, we were advised in correspondence from the Cayman Islands government and the WAC that: (i) the WAC, and not the Cayman Islands government, is the principal negotiator in our license negotiations; and (ii) the WAC had determined that a rate of return on invested capital model (“RCAM”) for the retail license is in the best interest of the public and our customers. RCAM is the rate model currently utilized in the electricity transmission and distribution license granted by the Cayman Islands government to the Caribbean Utilities Company, Ltd. We responded to the Cayman Islands government that we disagreed with its position on these two matters and negotiations for a new license temporarily ceased.

In July 2012, in an effort to resolve several issues relating to our retail license renewal negotiations, we filed an Application for Leave to Apply for Judicial Review (the “Application”) with the Grand Court of the Cayman Islands (the “Court”), stating that: (i) certain provisions of the New Laws appear to be incompatible; (ii) the WAC’s roles as the principal license negotiator, statutory regulator and our competitor put the WAC in a position of hopeless conflict; and (iii) the WAC’s decision to replace the rate structure under our current exclusive license with RCAM was predetermined and unreasonable. In October 2012, we were notified that the Court agreed to consider the issues outlined in the Application.

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

Our submissions on the RCAM model and/or alternative models of pricing were made to the WAC on June 9, 2014. We received a letter from the WAC dated September 11, 2014, which fully rejected our submissions and stated that the WAC intended to provide us with a draft RCAM license in due course.

On November 21, 2014, we wrote to the Minister of Works offering to recommence license negotiations on the basis of the RCAM model subject to the following conditions: (i) the Government would undertake to amend the current water legislation to provide for an independent regulator and a fair and balanced regulatory regime more consistent with that provided under the electrical utility regulatory regime, (ii) the Government and we would mutually appoint an independent referee and chairman of the negotiations, (iii) our new license would provide exclusivity for the production and provision of all piped water, both potable and non-potable, within our Cayman Islands license area, (iv) the Government would allow us to submit our counter proposal to the WAC’s June 2010 RCAM license draft, and (v) the principle of subsidization of residential customer rates by commercial customer rates would continue under a new license. On March 23 2015, we received a letter from the Minister of Works with the following responses to our November 21, 2014 letter: (1) that while the Cayman government plans to create a public utilities commission, the provision of a new license will not depend upon the formation of such a commission; (2) any consideration regarding inclusion of the exclusive right to sell non-potable water within the area covered by the retail license will not take place until after the draft license has proceeded through the review process of the negotiations; (3) rather than allow us to submit a counter proposal to the WAC’s June 2010 RCAM license draft, the WAC will draft the license with the understanding that we will be allowed to propose amendments thereto; (4) the principle of subsidization of residential customer rates by commercial customer rates would continue under the new license; and (5) a request that we consider eliminating our monthly minimum volume charge in the new license.

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

We have purchased $20.7 million in land and equipment and incurred development expenses totaling approximately $18.7 million for a possible project in Mexico. We expect to expend significant additional funds in 2016 to continue to pursue this project. However, we may not be successful in completing this project.

We own a 99.9% interest in N.S.C. Agua, S.A. de C.V. (“NSC”), a development stage Mexico company formed to pursue a project encompassing the construction, operation and minority ownership of a 100 million gallon per day seawater reverse osmosis desalination plant to be located in northern Baja California, Mexico and an accompanying pipeline to deliver water to the Mexican potable water system (the “Project”). As of June 30, 2016, our consolidated balance sheet includes purchases for the Project of approximately $20.6 million in land and $104,000 in equipment. The project development activities we have conducted, which include conducting an equipment piloting plant and water data collection program at the proposed feed water source, completing various engineering studies and obtaining various governmental permits, have resulted in additional developmental expenses totaling $18.7 million from 2010 through June 30, 2016.

In August 2014, the State of Baja California (the “State”) enacted new legislation to regulate Public-Private Association projects which involve the type of long-term contract between a public sector authority and a private party that NSC is seeking to complete the Project. Pursuant to this new legislation, in January 2015, NSC submitted an expression of interest for its project to the Secretary of Infrastructure and Urban Development of the State of Baja California (“SIDUE”). SIDUE accepted NSC’s expression of interest and requested that NSC submit a detailed proposal for the Project that complied with requirements of the new legislation. NSC submitted this detailed proposal (the “APP Proposal”) to SIDUE in late March 2015. The new legislation required that such proposal be evaluated by SIDUE and submitted to the Public-Private Association Projects State Committee (the “APP Committee”) for review and authorization. If the Project was authorized the State would be required to conduct a public tender for the Project.

In response to our APP Proposal, in September 2015 NSC received a letter dated June 30, 2015 from the Director General of the Comisión Estatal de Agua de Baja California (“CEA”), the State agency with responsibility for the Project that stated (i) the Project is in the public interest with high social benefits and is consistent with the objectives of the State development plan and (ii) that the Project and accompanying required public tender process should be conducted. In November 2015, the State officially commenced the tender for the Project, the scope of which the State defined as a first phase to be operational in 2019 consisting of a 50 million gallons per day plant and a pipeline that connects to the Mexican potable water infrastructure and a second phase to be operational in 2024 consisting of an additional 50 million gallons per day of production capacity. NSC submitted its tender for the Project on the April 21, 2016 tender submission deadline date set by the State.

We have acknowledged since the inception of the Project that, due to the amount of capital the Project requires, NSC will ultimately need an equity partner or partners for the Project. Consequently, NSC’s tender to the State for the Project was based upon the following: (i) NSC will sell or otherwise transfer the land and other Project assets to a new company (“Newco”) that would build and own the Project; (ii) NSC’s potential partners would provide the majority of the equity for the Project and thereby would own the majority interest in Newco; (iii) NSC would maintain a minority ownership position in Newco; and (iv) Newco would enter into a long-term management and technical services contract for the Project with an entity partially owned by NSC or another Company subsidiary.

On June 15, 2016, the State designated the consortium comprised of NSC, NuWater S.A.P.I. de C.V. and Degremont S.A. de C.V. (the “Consortium”) as the winner of tender process for the Project and set August 15, 2016 as the deadline for the negotiation of a definitive public-private partnership agreement between the Consortium and the State.

Despite the designation of the Consortium as the winner of the tender process, the Consortium may not be able to finalize and execute an acceptable definitive public-private partnership agreement with the State. The Consortium will be required to obtain debt financing commitments for the Project prior to the execution of the definitive public-private partnership agreement, and such financing may not be available on terms acceptable to the Consortium. Furthermore, even if executed the definitive public private partnership will not be effective until the following conditions are met:

•	the State has established and registered various payment trusts, guaranties and bank credit lines for specific use by the Project;
•	CEA has obtained the rights from the relevant federal authority to take and desalinate seawater and distribute it for municipal use;
•	various water purchase and sale agreements between CEA, the payment trusts and the Tijuana, Mexico municipal water utility have been executed;
•	a permit has been obtained from the relevant federal authority to discharge the residual water from the Project’s desalination plant; and
•	all financing agreements necessary to provide funding for the Project have been executed.

If the Consortium is ultimately unable to proceed with the Project, the land NSC has purchased may lose its strategic importance as the site for the Project and consequently may decline in value. If the Consortium does not proceed with the Project, NSC may ultimately be unable to sell this land for an amount equal to or in excess of its current carrying value of approximately $20.6 million, and any loss on sale of the land, or impairment charge we may be required to record as a result of a decrease in the fair value of the land could have a material adverse impact on our results of operations.

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

Through our subsidiary, CW-Bali, we have built and presently operate a seawater reverse osmosis plant with a productive capacity of approximately 790,000 gallons per day located in Nusa Dua, one of the primary tourist areas of Bali, Indonesia. We built this plant based upon our belief that future water shortages in this area of Bali will eventually enable us to sell all of this plant’s production. However, since its inception, the sales volumes for this plant have not been sufficient to cover its operating costs. CW-Bali’s operating losses were approximately ($304,000) for the six months ended June 30, 2016 and ($484,000) for the year ended December 31, 2015. As of June 30, 2016, the capitalized costs for this plant reflected on our consolidated balance sheet were approximately $3.0 million.

We are presently seeking a strategic partner for CW-Bali to (i) purchase a major portion of our equity ownership in CW-Bali; (ii) lead CW-Bali’s sales and marketing efforts; (iii) liaise with PDAM; and (iv) assist with CW-Bali’s on-going funding requirements. We also plan to market the available productive capacity of our Nusa Dua plant to PDAM. If we are not able to obtain a strategic partner for CW-Bali, sell water to PDAM or other new customers, or otherwise significantly increase the revenues generated by our Nusa Dua plant in the future, we will be required to record an impairment charge to reduce the carrying value of CW-Bali’s plant assets to their fair value. Such an impairment charge could have a material adverse impact on our results of operations. Any sale of a portion of our equity investment in CW-Bali may be for an amount less than our carrying amount for the equity sold, resulting in a loss on the sale that could be material to our results of operations. Furthermore, if we sell any of our equity interest in CW-Bali, the cumulative translation adjustment for CW-Bali presently reported as a reduction of our shareholders’ equity will be removed on a pro rata basis from our shareholders’ equity and reflected as an increase in the loss (or a reduction of the gain) on the sale of the equity interest in our results of operations in the period which such sale occurs. If we ultimately decide to discontinue CW-Bali’s operations because we are unable to obtain or a strategic partner or otherwise increase the revenues generated by CW-Bali, the full amount of this cumulative translation adjustment will be removed from our shareholders’ equity and recorded as a loss in our results of operations for the period in which the liquidation of CW-Bali occurs. As of June 30, 2016, the cumulative translation adjustment for CW-Bali amounted to approximately $567,000.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In June 2016, we issued 8,421 shares of preferred stock to 87 employees for services rendered. The issuance of the preferred stock to 78 of the employees was exempt from registration under Regulation S promulgated under the Securities Act of 1933 as amended (the “Securities Act”), because the shares were issued outside of the United States to non-US persons (as defined in Regulation S). Nine of the employees are US persons and the issuance of the shares to them was exempt under Section 4(a)(2) of the Securities Act.

In June 2016, we also issued 55 shares of preferred stock to one employee for cash at a price of $8.72 per share. The issuance of the preferred stock to the employee was exempt under Section 4(a)(2) of the Securities Act. The US person is knowledgeable, sophisticated and experienced in making investment decisions of this kind and received adequate information about us or had adequate access, including through the employee’s business relationship with us, to information about us.

These preferred shares were issued under the Company’s Employee Share Incentive Plan and convert to common stock on a share for share basis on the fourth anniversary of each grant date.

ITEM 6. EXHIBITS

Exhibit
Number	Exhibit Description

10.1	Amendment to License Agreement dated April 11, 2016 between the Government of the Cayman Islands and Cayman Water Company Limited

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Schema

101.CAL	XBRL Taxonomy Calculation Linkbase

101.DEF	XBRL Taxonomy Definition Linkbase

101.LAB	XBRL Taxonomy Label Linkbase

101.PRE	XBRL Taxonomy Presentation Linkbase

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

Date: August 9, 2016