Form 10-Q
period 2016-09-30
CONSOLIDATED WATER CO LTD
filed 2016-11-09
CIK 928340

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

As of November 4, 2016, 14,818,699 shares of the registrant’s common stock, with US$0.60 par value, were outstanding.

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED WATER CO. LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2016	2015
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$37,092,112	$44,792,734
Certificate of deposit	-	5,637,538
Restricted cash	-	428,203
Accounts receivable, net	15,099,235	9,529,016
Inventory	2,087,716	1,918,728
Prepaid expenses and other current assets	1,622,789	1,282,660
Current portion of loans receivable	1,769,129	1,841,851
Costs and estimated earnings in excess of billings	1,448,393	-
Total current assets	59,119,374	65,430,730
Property, plant and equipment, net	52,742,944	53,743,170
Construction in progress	1,810,710	1,928,610
Inventory, non-current	4,817,933	4,558,374
Loans receivable	2,471,596	3,769,016
Investment in OC-BVI	3,942,869	4,548,271
Intangible assets, net	5,594,560	771,811
Goodwill	9,784,248	3,499,037
Land held for development	20,558,424	20,558,424
Other assets	2,446,865	2,767,583
Total assets	$163,289,523	$161,575,026

LIABILITIES AND EQUITY
Current liabilities
Accounts payable and other current liabilities	$5,298,330	$4,829,535
Dividends payable	1,183,222	1,177,246
Note payable to related party	490,000	-
Demand loan payable	-	6,958,328
Billings in excess of costs and estimated earnings	-	189,985
Total current liabilities	6,971,552	13,155,094
Deferred tax liability	2,061,438	-
Other liabilities	882,827	224,827
Total liabilities	9,915,817	13,379,921
Commitments and contingencies
Equity
Consolidated Water Co. Ltd. stockholders' equity
Redeemable preferred stock, $0.60 par value. Authorized 200,000 shares;issued and outstanding 35,739 and 38,804 shares, respectively	21,443	23,282
Class A common stock, $0.60 par value. Authorized 24,655,000 shares; issued and outstanding 14,818,699 and 14,781,201 shares, respectively	8,891,219	8,868,721
Class B common stock, $0.60 par value. Authorized 145,000 shares; none issued	-	-
Additional paid-in capital	85,131,881	84,597,349
Retained earnings	51,139,896	52,084,175
Cumulative translation adjustment	(549,555)	(533,365)
Total Consolidated Water Co. Ltd. stockholders' equity	144,634,884	145,040,162
Non-controlling interests	8,738,822	3,154,943
Total equity	153,373,706	148,195,105
Total liabilities and equity	$163,289,523	$161,575,026

 The accompanying notes are an integral part of these condensed consolidated financial statements.

CONSOLIDATED WATER CO. LTD.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Retail revenues	$5,447,200	$5,828,288	$17,710,271	$18,116,111
Bulk revenues	7,429,732	7,919,920	22,136,086	24,489,509
Services revenues	1,508,421	857,441	3,972,403	1,151,810
Total revenues	14,385,353	14,605,649	43,818,760	43,757,430

Cost of retail revenues	2,464,841	2,640,458	7,779,831	8,065,019
Cost of bulk revenues	4,922,162	5,661,247	14,345,747	16,777,236
Cost of services revenues	1,079,027	662,201	3,004,449	1,159,836
Total cost of revenues	8,466,030	8,963,906	25,130,027	26,002,091
Gross profit	5,919,323	5,641,743	18,688,733	17,755,339
General and administrative expenses	4,528,679	3,487,967	13,925,439	11,042,507
Impairment loss on long-lived assets	2,000,000	-	2,000,000	-
Impairment of goodwill	1,750,000	-	1,750,000	-
Income (loss) from operations	(2,359,356)	2,153,776	1,013,294	6,712,832

Other income (expense):
Interest income	137,806	270,830	514,532	762,613
Interest expense	(1,246)	(66,566)	(95,615)	(204,027)
Profit sharing income from OC-BVI	38,475	28,350	87,075	76,950
Equity in earnings of OC-BVI	101,301	73,294	232,523	211,117
Impairment loss on investment in OC-BVI	(875,000)	(225,000)	(925,000)	(810,000)
Unrealized loss on put/call option	(275,000)	-	(275,000)	-
Other	110,968	(383,511)	507,183	(530,618)
Other income (expense), net	(762,696)	(302,603)	45,698	(493,965)
Income (loss) before income taxes	(3,122,052)	1,851,173	1,058,992	6,218,867
Provision for (benefit from) income taxes	(146,198)	-	(389,860)	-
Net income (loss)	(2,975,854)	1,851,173	1,448,852	6,218,867
Income (loss) attributable to non-controlling interests	(1,110,522)	75,673	(944,790)	294,006
Net income (loss)attributable to Consolidated Water Co. Ltd. stockholders	$(1,865,332)	$1,775,500	$2,393,642	$5,924,861

Basic earnings (loss) per common share attributable to Consolidated Water Co. Ltd. common stockholders	$(0.13)	$0.12	$0.16	$0.40
Diluted earnings (loss) per common share attributable to Consolidated Water Co. Ltd. common stockholders	$(0.13)	$0.12	$0.16	$0.40
Dividends declared per common share	$0.075	$0.075	$0.225	$0.225

Weighted average number of common shares used in the determination of:
Basic earnings per share	14,815,248	14,749,249	14,803,216	14,734,799
Diluted earnings per share	14,852,967	14,802,322	14,940,635	14,787,904

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONSOLIDATED WATER CO. LTD.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income (loss)	$(2,975,854)	$1,851,173	$1,448,852	$6,218,867
Other comprehensive income (loss)
Foreign currency translation adjustment	(11,208)	(2,475)	(17,042)	(45,226)
Total other comprehensive income (loss)	(11,208)	(2,475)	(17,042)	(45,226)
Comprehensive income (loss)	(2,987,062)	1,848,698	1,431,810	6,173,641
Comprehensive income (loss) attributable to non-controlling interests	(1,111,082)	75,550	(945,642)	291,745
Comprehensive income (loss) attributable to Consolidated Water Co. Ltd. stockholders	$(1,875,980)	$1,773,148	$2,377,452	$5,881,896

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONSOLIDATED WATER CO. LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2016	2015
Net cash provided by operating activities	$4,516,088	$11,703,961

Cash flows from investing activities
Purchase of certificate of deposit	-	(5,637,538)
Maturity of certificate of deposit	5,637,538	5,000,000
Additions to property, plant and equipment and construction in progress	(2,569,066)	(2,498,275)
Proceeds from sale of equipment	547,332	10,160
Acquisition of business, net of cash acquired	(7,742,853)	-
Collections on loans receivable	1,370,142	1,284,191
Release/(restriction) of cash balance	398,744	(42,715)
Net cash used in investing activities	(2,358,163)	(1,884,177)

Cash flows from financing activities
Dividends paid to CWCO common shareholders	(3,322,793)	(3,312,050)
Dividends paid to non-controlling interests	(182,663)	(183,372)
Dividends paid to CWCO preferred shareholders	(9,151)	(8,944)
Repurchase of redeemable preferred stock	(9,599)	(2,960)
Proceeds received from exercise of stock options	174,853	244,368
Issuance of note payable to related party	490,000	-
Repayments of demand loan payable	(7,000,000)	(1,500,000)
Net cash used in financing activities	(9,859,353)	(4,762,958)
Effect of exchange rate changes on cash	806	(4,390)
Net increase (decrease) in cash and cash equivalents	(7,700,622)	5,052,436
Cash and cash equivalents at beginning of period	44,792,734	35,713,689
Cash and cash equivalents at end of period	$37,092,112	$40,766,125

Interest paid in cash	$67,689	$113,244

Non-cash investing and financing activities
Issuance of 8,421 and 8,615, respectively, shares of redeemable preferred stock for services rendered	$111,410	$110,703
Issuance of 9,964 and 0, respectively, shares of common stock for services rendered	$106,415	$-
Conversion (on a one-to-one basis) of 11,558 and 7,195, respectively, shares of redeemable preferred stock to common stock	$6,935	$4,317
Dividends declared but not paid	$1,114,083	$1,109,248
Transfers from (to) inventory to (from) property, plant and equipment and construction in progress	$134,362	$114,733
Transfers from construction in progress to property, plant and equipment	$1,787,580	$1,606,314

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

Foreign currency: The Company’s reporting currency is the United States dollar (“US$”). The functional currency of the Company and its foreign operating subsidiaries (other than NSC and CW-Cooperatief) is the currency for each respective country. Effective as of October 1, 2016, the Company changed the functional currency of CW-Bali to the US$ as further discussed in Note 9. The functional currency for NSC and CW-Cooperatief is the US$. The exchange rates for the Cayman Islands dollar, the Belize dollar and the Bahamian dollar are fixed to the US$. CW-Cooperatief conducts business in US$ and euros, CW-Bali conducts business in US$ and Indonesian rupiahs, and NSC conducts business in US$ and Mexican pesos. The exchange rates for conversion of euros, rupiahs and Mexican pesos into US$ vary based upon market conditions. Net foreign currency gains (losses) arising from transactions and re-measurements were $1,734 and ($388,456) for the three months ended September 30, 2016 and 2015, respectively, and $92,030 and ($660,989) for the nine months ended September 30, 2016 and 2015, respectively, and are included in “Other income (expense) - Other” in the accompanying condensed consolidated statements of income.

Comprehensive income: Comprehensive income (loss) is defined as the change in equity during a period from transactions and other events from non-owner sources. Comprehensive income (loss) is the total of net income and other comprehensive income (loss) which, for the Company, is comprised entirely of foreign currency translation adjustments related to CW-Bali.

Cash and cash equivalents: Cash and cash equivalents consist of demand deposits and highly liquid deposits at banks with an original maturity of three months or less. Cash and cash equivalents as of September 30, 2016 and December 31, 2015 include $4.2 million and $13.6 million, respectively, of certificates of deposits with an original maturity of three months or less.

Transfers from the Company’s bank accounts in The Bahamas and Belize to Company bank accounts in other countries require the approval of the Central Bank of the Bahamas and Belize, respectively. As of September 30, 2016, the equivalent United States dollar cash balances for deposits held in the Bahamas and Belize were approximately $6.6 million and $5.3 million, respectively.

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

In connection with the Purchase Agreement, CW-Holdings, Aerex and Donnick entered into a shareholders agreement pursuant to which CW-Holdings and Donnick agreed to certain rights and obligations with respect to the governance of Aerex. Immediately following the acquisition, Donnick and the Company loaned $490,000 and $510,000, respectively, to Aerex. These loans bear interest at 1% per annum and mature June 30, 2017.

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
$7,742,853

The identifiable intangible assets consist of the following items with amortization calculated using a straight line method over the useful life of the asset:

	February 11, 2016	Accumulated Amortization	September 30, 2016	Useful life
Non-compete agreement	$400,000	$53,333	$346,667	5 years
Trade name	1,400,000	62,223	1,337,777	15 years
Certifications/programs	2,000,000	444,444	1,555,556	3 years
Customer backlog	100,000	66,667	33,333	1 year
Customer relationships	2,000,000	333,333	1,666,667	4 years
	$5,900,000	$960,000	$4,940,000

Aerex’s actual results of operations for the period subsequent to its acquisition by the Company on February 11, 2016 fell significantly short of the projected results for this period that were included in the overall cash flow projections utilized by the Company to determine the purchase price for Aerex and the fair values of its assets and liabilities. Due to this negative variance in actual results compared to projected results, the Company tested Aerex’s goodwill for possible impairment as of September 30, 2016 by estimating its fair value using the discounted cash flow method. As a result of this impairment testing, the Company determined that the carrying value of its Aerex reporting unit exceeded its fair value, and recorded an impairment loss for the three months ended September 30, 2016 of $1,750,000 for the goodwill associated with the Aerex acquisition.

The results of operations of Aerex are included in the services segment of the Company’s consolidated financial statements from the date of acquisition. The total revenue and net income (loss) included for Aerex in the Company’s consolidated results of operations for the three months ended September 30, 2016 were approximately $1.4 million and ($956,000), respectively. The total revenue and net income (loss) included for Aerex in the Company’s consolidated results of operations for the period February 11, 2016 to September 30, 2016, were approximately $3.3 million and ($1,275,000), respectively. General and administrative expenses incurred by the Company for the Aerex acquisition reflected in the results of operations for the three and nine months ended September 30, 2016 were $0 and approximately $144,000, respectively.

The following pro forma financial information presents the results of operations of the Company for the nine months ended September 30, 2016 and 2015, as if the acquisition of Aerex had taken place on January 1, 2015. The pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which would have actually occurred had the transaction taken place on January 1, 2015, or of future results of operations:

	Nine Months Ended September 30,
	2016	2015
Revenues	$44,324,477	$60,383,276
Cost of revenues	25,397,444	38,135,655
Gross profit	18,927,033	22,247,621
General and administrative expenses	14,240,156	12,601,144
Impairment loss on long-lived assets	2,000,000	-
Impairment of goodwill	1,750,000	-
Income from operations	936,877	9,646,477
Other income (expense), net	47,202	(487,401)
Income before income taxes	984,079	9,159,076
Provision for (benefit from) income taxes	(462,773)	1,027,589
Net income	1,446,852	8,131,487
Income (loss) attributable to non-controlling interests	(920,277)	1,417,703
Net income attributable to Consolidated Water Co. Ltd. stockholders	$2,367,129	$6,713,784

Basic earnings per common share attributable to Consolidated Water Co. Ltd. common stockholders	$0.16	$0.46
Diluted earnings per common share attributable to Consolidated Water Co. Ltd. common stockholders	$0.16	$0.45

Weighted average number of common shares used in the determination of:
Basic earnings per share	14,803,216	14,734,799
Diluted earnings per share	14,940,635	14,787,904

4. Fair value measurements

As of September 30, 2016 and December 31, 2015, the carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and other current liabilities, the note payable to related party, the demand loan payable and dividends payable approximate their fair values due to the short term maturities of these instruments. Management considers that the carrying amounts for loans receivable as of September 30, 2016 and December 31, 2015 approximate their fair value as the stated interest rates approximate market rates.

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

The following table presents the Company’s fair value hierarchy for assets and liabilities measured at fair value as of September 30, 2016 and December 31, 2015:

	September 30, 2016
	Level 1	Level 2	Level 3	Total

Assets
Recurring
Restricted cash	$-	$-	$-	$-
Certificate of deposit	$-	$-	$-	$-

Nonrecurring
Investment in OC-BVI	$-	$-	$3,942,869	$3,942,869

Liabilities
Recurring
Net liability arising from put/call options	$-	$-	$658,000	$658,000

	December 31, 2015
	Level 1	Level 2	Level 3	Total
Assets
Recurring
Restricted cash	$428,203	$-	$-	$428,203
Certificate of deposit	-	5,637,538	-	5,637,538
Total recurring	$428,203	$5,637,538	$-	$6,065,741

Nonrecurring
Investment in OC-BVI	$-	$-	$4,548,271	$4,548,271

The activity for the Level 3 asset and liability for the nine months ended September 30, 2016 was as follows:

Investment in OC-BVI
Balance as of December 31, 2015	$4,548,271
Profit sharing and equity from earnings of OC-BVI	319,598
Distributions received from OC-BVI	-
Impairment of investment in OC-BVI	(925,000)
Balance as of September 30, 2016	$3,942,869

Net liability arising from put/call options[1]
Balance as of December 31, 2015	$-
Issuance	383,000
Unrealized loss	275,000
Balance as of September 30, 2016	$658,000

___________________

(1) The net liability arising from the put/call options is included other liabilities in the accompanying condensed consolidated balance sheets as of September 30, 2016.

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

	Three Months Ended September 30, 2016
	Retail	Bulk	Services	Total
Revenues	$5,447,200	$7,429,732	$1,508,421	$14,385,353
Cost of revenues	2,464,841	4,922,162	1,079,027	8,466,030
Gross profit	2,982,359	2,507,570	429,394	5,919,323
General and administrative expenses	2,811,262	425,000	1,292,417	4,528,679
Impairment loss on long-lived assets	2,000,000	-	-	2,000,000
Impairment of goodwill	-	-	1,750,000	1,750,000
Income (loss) from operations	$(1,828,903)	$2,082,570	$(2,613,023)	(2,359,356)
Other income (expense), net				(762,696)
Loss before income taxes				(3,122,052)
Provision for (benefit from) income taxes				(146,198)
Net loss				(2,975,854)
Loss attributable to non-controlling interests				(1,110,522)
Net loss attributable to Consolidated Water Co. Ltd. stockholders				$(1,865,332)

Depreciation and amortization expenses for the three months ended September 30, 2016 for the retail, bulk and services segments were $567,833, $811,741 and $451,267, respectively.

	Three Months Ended September 30, 2015
	Retail	Bulk	Services	Total
Revenues	$5,828,288	$7,919,920	$857,441	$14,605,649
Cost of revenues	2,640,458	5,661,247	662,201	8,963,906
Gross profit	3,187,830	2,258,673	195,240	5,641,743
General and administrative expenses	2,728,473	357,995	401,499	3,487,967
Income (loss) from operations	$459,357	$1,900,678	$(206,259)	2,153,776
Other income (expense), net				(302,603)
Net income				1,851,173
Income attributable to non-controlling interests				75,673
Net income attributable to Consolidated Water Co. Ltd. stockholders				$1,775,500

Depreciation and amortization expenses for the three months ended September 30, 2015 for the retail, bulk and services segments were $583,551, $815,994 and $28,976, respectively.

	Nine Months Ended September 30, 2016
	Retail	Bulk	Services	Total
Revenues	$17,710,271	$22,136,086	$3,972,403	$43,818,760
Cost of revenues	7,779,831	14,345,747	3,004,449	25,130,027
Gross profit	9,930,440	7,790,339	967,954	18,688,733
General and administrative expenses	8,588,529	1,302,884	4,034,026	13,925,439
Impairment loss on long-lived assets	2,000,000	-	-	2,000,000
Impairment of goodwill	-	-	1,750,000	1,750,000
Income (loss) from operations	$(658,089)	$6,487,455	$(4,816,072)	1,013,294
Other income (expense), net				45,698
Income before income taxes				1,058,992
Provision for (benefit from) income taxes				(389,860)
Net income				1,448,852
Loss attributable to non-controlling interests				(944,790)
Net income attributable to Consolidated Water Co. Ltd. stockholders				$2,393,642

Depreciation and amortization expenses for the nine months ended September 30, 2016 for the retail, bulk and services segments were $1,714,928, $2,480,314 and $1,213,282, respectively.

	Nine Months Ended September 30, 2015
	Retail	Bulk	Services	Total
Revenues	$18,116,111	$24,489,509	$1,151,810	$43,757,430
Cost of revenues	8,065,019	16,777,236	1,159,836	26,002,091
Gross profit (loss)	10,051,092	7,712,273	(8,026)	17,755,339
General and administrative expenses	8,360,765	1,187,824	1,493,918	11,042,507
Income (loss) from operations	$1,690,327	$6,524,449	$(1,501,944)	6,712,832
Other income (expense), net				(493,965)
Net income				6,218,867
Income attributable to non-controlling interests				294,006
Net income attributable to Consolidated Water Co. Ltd. stockholders				$5,924,861

Depreciation and amortization expenses for the nine months ended September 30, 2015 for the retail, bulk and services segments were $1,755,123, $2,419,509 and $73,924, respectively.

	As of September 30, 2016
	Retail	Bulk	Services	Total
Accounts receivable, net	$2,479,251	$11,704,695	$915,289	$15,099,235
Property plant and equipment, net	$23,844,950	$26,775,210	$2,122,784	$52,742,944
Construction in progress	$1,545,294	$257,557	$7,859	$1,810,710
Intangibles, net	$-	$616,508	$4,978,052	$5,594,560
Goodwill	$1,170,511	$2,328,526	$6,285,211	$9,784,248
Land held for development	$-	$-	$20,558,424	$20,558,424
Total assets	$55,710,082	$68,433,012	$39,146,429	$163,289,523

	As of December 31, 2015
	Retail	Bulk	Services	Total
Accounts receivable, net	$2,261,141	$6,231,626	$1,036,249	$9,529,016
Property plant and equipment, net	$25,204,226	$28,421,906	$117,038	$53,743,170
Construction in progress	$1,860,050	$68,560	$-	$1,928,610
Intangibles, net	$-	$666,152	$105,659	$771,811
Goodwill	$1,170,511	$2,328,526	$-	$3,499,037
Land held for development	$-	$-	$20,558,424	$20,558,424
Total assets	$54,561,577	$83,284,439	$23,729,010	$161,575,026

6. Earnings per share

Earnings per share (“EPS”) are computed on a basic and diluted basis. Basic EPS is computed by dividing net income (less preferred stock dividends) available to common stockholders by the weighted average number of common shares outstanding during the period. The computation of diluted EPS assumes the issuance of common shares for all potential common shares outstanding during the reporting period and, if dilutive, the effect of stock options and unvested stock grants as computed under the treasury stock method.

The following summarizes information related to the computation of basic and diluted EPS for the three and nine months ended September 30, 2016 and 2015.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income (loss) attributable to Consolidated Water Co. Ltd. stockholders	$(1,865,332)	$1,775,500	$2,393,642	$5,924,861
Less: preferred stock dividends	(2,680)	(2,937)	(8,921)	(9,118)
Net income (loss) available to common shares in the determination of basic earnings per common share	$(1,868,012)	$1,772,563	$2,384,721	$5,915,743

Weighted average number of common shares in the determination of basic earnings per common share attributable to Consolidated Water Co. Ltd. common stockholders	14,815,248	14,749,249	14,803,216	14,734,799
Plus:
Weighted average number of preferred shares outstanding during the period	37,719	40,194	38,516	38,510
Potential dilutive effect of unexercised options and unvested stock grants	-	12,879	98,903	14,595
Weighted average number of shares used for determining diluted earnings per common share attributable to Consolidated Water Co. Ltd. common stockholders	14,852,967	14,802,322	14,940,635	14,787,904

7. Investment in OC-BVI

The Company owns 50% of the outstanding voting common shares and a 43.53% equity interest in the net income and net losses of Ocean Conversion (BVI) Ltd. (“OC-BVI”). The Company also owns certain profit sharing rights in OC-BVI that raise its effective interest in the net income of OC-BVI to approximately 45%. Pursuant to a management services agreement, OC-BVI pays the Company monthly fees for certain engineering and administrative services. OC-BVI’s primary customer is the Ministry of Communications and Works of the Government of the British Virgin Islands (the “Ministry”) to which it sells bulk water.

The Company’s equity investment in OC-BVI amounted to $3,942,869 and $4,548,271 as of September 30, 2016 and December 31, 2015, respectively.

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

Summarized financial information of OC-BVI is presented as follows:

	September 30,	December 31,
	2016	2015
Current assets	$5,228,414	$4,323,792
Non-current assets	4,183,483	4,682,650
Total assets	$9,411,897	$9,006,442

	September 30,	December 31,
	2016	2015
Current liabilities	$359,572	$584,116
Non-current liabilities	1,777,950	1,650,252
Total liabilities	$2,137,522	$2,234,368

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues	$965,169	$1,022,510	$2,850,242	$3,118,763
Cost of revenues	540,522	552,213	1,537,860	1,692,640
Gross profit	424,647	470,297	1,312,382	1,426,123
General and administrative expenses	231,750	228,472	714,483	734,270
Income from operations	192,897	241,825	597,899	691,853
Other income (expense), net	62,165	(56,700)	(15,598)	(153,900)
Net income	255,062	185,125	582,301	537,953
Income attributable to non-controlling interests	22,346	16,748	48,133	52,960
Net income attributable to controlling interests	$232,716	$168,377	$534,168	$484,993

The Company recognized earnings of $101,301 and $73,294 for the three months ended September 30, 2016 and 2015, respectively, and $232,523 and $211,117 for the nine months ended September 30, 2016 and 2015, respectively, from its investment in OC-BVI. The Company recognized profit sharing income of $38,475 and $28,350 for the three months ended September 30, 2016 and 2015, respectively, and $87,075 and $76,950 for the nine months ended September 30, 2016 and 2015, respectively, from its profit sharing agreement with OC-BVI.

For the three months ended September 30, 2016 and 2015, the Company recognized revenues of $125,930 and $135,023, respectively, from its management services agreement with OC-BVI. For the nine months ended September 30, 2016 and 2015, the Company recognized revenues of $390,280 and $399,335, respectively, from its management services agreement with OC-BVI. Amounts payable by OC-BVI to the Company were $70,746 and $91,569 as of September 30, 2016 and December 31, 2015, respectively. The Company’s recorded value of this management services agreement, which is reflected as an intangible asset on the Company’s condensed consolidated balance sheets, was $38,052 and $105,659 as of September 30, 2016 and December 31, 2015, respectively.

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

In June 2016, OC-BVI received the final valuation report from the valuation expert, which sets forth a value for the Baughers Bay plant of $13.0 million as of the date OC-BVI transferred possession of the plant to the BVI government. Applying the valuation determined by the valuation expert to the formula set forth by the Appellate Court in its ruling, OC-BVI would be entitled to $11.58 million from the BVI government for the Baughers Bay plant. The BVI government has indicated that it disagrees with the valuation methodology used by the valuation expert and the resulting valuation for the Baughers Bay plant. We cannot presently determine if the Appellate Court will uphold the Baughers Bay plant valuation or when, or to what extent, any amount for the value of the Baughers Bay plant will be paid by the BVI government to OC-BVI. Consequently, any amount due for the Baughers Bay plant valuation will not be included in OC-BVI’s results of operations until such amount, if any, is paid by the BVI government.

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

As of September 30, 2016, after updating its probability-weighted estimates of OC-BVI’s future cash flows and its resulting estimate of the fair value of its investment in OC-BVI, the Company determined that the carrying value of its investment in OC-BVI exceeded its fair value and recorded an impairment loss of $875,000 for the three months ended September 30, 2016. Total impairment losses recorded by the Company on its investment in OC-BVI during the nine months ended September 30, 2016 were $925,000. The Company recorded impairment losses on its investment in OC-BVI of $225,000 and $810,000 for the three and nine months ended September 30, 2015, respectively.

The remaining carrying value of the Company’s investment in OC-BVI of approximately $3.9 million as of September 30, 2016 assumes that the BVI government will honor its obligations under the Bar Bay agreement and also assumes (on a probability-weighted basis) that (i) the BVI government will enter into a new agreement to purchase water from the Bar Bay plant after the current Bar Bay agreement expires in March 2017; and (ii) OC-BVI will receive the pending amount due (as estimated by the Company) as required under the Appellate Court ruling for the value of the Baughers Bay plant previously transferred by OC-BVI to the BVI government.

The BVI government is OC-BVI’s primary customer and substantially all of OC-BVI’s revenues are generated from its Bar Bay plant. As the Bar Bay agreement matures to its March 2017 expiration date and OC-BVI receives the pending amount assumed due for the value of the Baughers Bay plant, OC-BVI’s expected future cash flows, and therefore its fair value computed under the discounted cash flow method, decreases. The Company will be required to record additional impairment losses to reduce the carrying value of its investment in OC-BVI to its then current fair value if OC-BVI does not obtain a new agreement for the Bar Bay plant that generates cash flows sufficient to support the Company’s then carrying value of its investment in OC-BVI. If OC-BVI does not obtain a new agreement for the Bar Bay plant that generates cash flows sufficient to support OC-BVI’s carrying values for its long-lived Bar Bay plant assets, OC-BVI will be required to record an impairment loss to reduce the carrying value of its long-lived Bar Bay plant assets to their then estimated fair value. The Company’s equity in the net earnings or loss of OC-BVI will include 43.53% of any such impairment loss recorded by OC-BVI. Based upon the updating of its probability-weighted scenarios for the future cash flows to be derived from its Bar Bay plant, OC-BVI may be required to record impairment losses to reduce the carrying value of its Bar Bay plants assets before the expiration of the Bar Bay agreement in March 2017. As of September 30, 2016, the aggregate carrying value of OC-BVI’s long-lived Bar Bay plant assets was approximately $4.0 million. Future impairment losses on the Company’s investment in OC-BVI and the Company’s equity in any future losses incurred by OC-BVI could have a material adverse impact on the Company’s results of operations.

In October 2016, OC-BVI submitted a proposal to the BVI government for a new 14 year contract for the Bar Bay plant with a selling price for the water that is lower than the current price and is awaiting the BVI government’s response to this proposal.

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

On June 15, 2016, the State designated the consortium comprised of NSC, NuWater S.A.P.I. de C.V. and Degremont S.A. de C.V. (the “Consortium”) as the winner of tender process for the Project.

On August 17, 2016, NSC and NuWater incorporated Aguas de Rosarito S.A.P.I. de C.V. (“AdR”), a special project company, to execute the Project and executed a shareholders agreement for AdR agreeing among other things that (i) AdR would purchase the land and other Project assets from NSC on the date that the Project begins commercial operations; and (ii) AdR would enter into a Management and Technical Services Agreement with NSC effective on the first day that the Project begins commercial operations.

On August 22, 2016, the Public Private Partnership Agreement for public private partnership number 002/2015, contest number SIDUE-CEA-APP-2015-002 (“APP Contract”) was executed between AdR, CEA, the Government of Baja California represented by the Secretary of Planning and Finance (“SPF”), and the Public Utilities Commission of Tijuana (“CESPT”). The APP Contract requires AdR to design, construct, finance and operate a seawater desalination plant (and accompanying aqueducts) with a capacity of up to 100 million gallons per day in two phases: the first with a capacity of 50 million gallons per day and an aqueduct to the Mexican potable water system in Tijuana, Baja California; and the second phase with a capacity of 50 million gallons per day and an aqueduct to a second delivery point in Tijuana. The first phase must be operational within 36 months of commencing construction, and the second phase must be operational by the end of 2024. The APP Contract further requires AdR to operate and maintain the plant and aqueducts for a period of 37 years starting from the commencement of operation of the first phase. At the end of the operating period the plant and aqueducts will be transferred to CEA.

The total Project cost is expected to be approximately 9 billion Mexican pesos, or approximately US$485 million (based upon the current exchange rate). Annual revenues from the Project are expected to be approximately 1.02 billion Mexican pesos, or approximately US$55.0 million (based upon the currency exchange rate as of August 23, 2016). Water rates under the APP Contract are indexed to the Mexican national consumer price index over its term. Electrical energy costs incurred by AdR to desalinate and deliver water are treated as a pass through charge to CEA, subject to efficiency guarantees. AdR expects to raise Mexican peso denominated debt financing through a consortium led by the North American Development Bank, which also provided financial advisory services to the Company and its partners through the bidding process and contract negotiations.

The APP Contract does not become effective until AdR secures the equity and debt financing required for the first phase of the Project and the following conditions are met:

•	the State has established and registered various payment trusts, guaranties and bank credit lines for specific use by the Project;
•	the CEA has obtained the rights from the relevant federal authority to take and desalinate seawater and distribute it for municipal use;
•	various water purchase and sale agreements between the CEA, the payment trusts and the CESPT have been executed;
•	AdR has obtained all rights of ways required for the aqueduct;
•	AdR has obtained permission from the relevant federal authority to discharge the residual water from the Project’s desalination plant; and
•	all financing agreements necessary to provide funding for the Project have been executed.

If the Consortium is ultimately unable to proceed with the Project, the land NSC has purchased may lose its strategic importance as the site for the Project and consequently may decline in value. If the Consortium does not proceed with the Project, NSC may ultimately be unable to sell this land for an amount equal to or in excess of its current carrying value of approximately $20.6 million and any loss on sale of the land, or impairment loss NSC may be required to record as a result of a decrease in the fair value of the land, could have a material adverse impact on the Company’s results of operations.

Included in the Company’s consolidated results of operations are general and administrative expenses from NSC consisting of organizational, legal, accounting, engineering, consulting and other costs relating to NSC’s project development activities. Such expenses amounted to approximately $606,000 and $358,000 for the three months ended September 30, 2016 and 2015, respectively, and approximately $2,248,000 and $1,370,000 for the nine months ended September 30, 2016 and 2015, respectively. The assets and liabilities of NSC included in the Company’s consolidated balance sheets amounted to approximately $21.7 million and $321,000, respectively, as of September 30, 2016 and approximately $22.0 million and $488,000 respectively, as of December 31, 2015.

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

In this lawsuit, EWG is challenging, among other things, the capital investment transactions that increased the Company’s ownership interest in NSC to 99.9%. EWG requested that the court, as a preliminary matter: (a) suspend the effectiveness of the challenged transactions; (b) order public officials in Mexico to record the pendency of the lawsuit in the public records; and (c) appoint an inspector for NSA and NSC to oversee its commercial activities. The court granted, ex-parte, the preliminary relief sought by EWG, which resulted in the placement of inscriptions for the lawsuit on NSC’s public records.

EWG is also seeking an order directing, among other things: (i) NSA, NSC and CW-Cooperatief to refrain from carrying out any transactions with respect to the Project; and (ii) NSA, NSC and CW-Cooperatief, and the partners thereof, to refrain from transferring any interests in NSA, NSC and CW-Cooperatief.

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

On May 17, 2016, NSC filed a claim with the Third District Court in Matters of Amparo and Federal Trials in the City of Tijuana, Baja California (the “Amparo Court”) challenging the Tecate, Mexico Court ex-parte order which appointed an inspector over NSC’s commercial activities. On July 29, 2016, the Amparo Court found that such appointment is unconstitutional and reversed the Tecate, Mexico Court’s appointment of an inspector.

On September 6, 2016, the Tecate, Mexico Court issued a decree granting the counter guaranty requested by NSC. Such counter-guaranty was fixed in the amount of 300,000 Mexican pesos and was given to the Court on October 13, 2016 at which time all remaining ex-parte restrictions on NSC related to the challenged transactions were suspended.

The Company believes that the claims made by EWG are baseless and without merit, will vigorously defend NSC and CW-Cooperatief in this litigation, and will seek dismissal of the orders entered by the court and all claims against NSC and CW-Cooperatief. Furthermore, in November 2015, NSC and CW-Cooperatief filed a complaint in the United States District Court, Southern District of New York against EWG and its managing Partner based upon the Company’s conclusion that lawsuit filed by EWG in Mexico directly breaches a contract dated April 11, 2012 between NSC and CW-Cooperatief and EWG. The Company is vigorously pursuing its claims and seeking relief pursuant to this complaint. The Company incurred legal fees in connection with this litigation of approximately $18,000 and $357,000 for the three and nine months ended September 30, 2016.

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

9. Contingencies

Retail License

The Company sells water through its retail operations under a license issued in July 1990 by the Cayman Islands government that grants Cayman Water the exclusive right to provide potable water to customers within its licensed service area. As discussed below, this license was set to expire in July 2010 but has since been extended while negotiations for a new license take place. Pursuant to the license, Cayman Water has the exclusive right to produce potable water and distribute it by pipeline to its licensed service area, which consists of two of the three most populated areas of Grand Cayman, the Seven Mile Beach and West Bay areas. For the three months ended September 30, 2016 and 2015, the Company generated approximately 38%, and 39%, respectively, of its consolidated revenues and 52% and 57%, respectively, of its consolidated gross profit from the retail water operations conducted pursuant to Cayman Water’s exclusive license. For the nine months ended September 30, 2016 and 2015, the Company generated approximately 40% and 41%, respectively, of its consolidated revenues and 55% and 58%, respectively, of its consolidated gross profit from the retail water operations conducted pursuant to Cayman Water’s exclusive license.

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

In October 2016, the Government of the Cayman Islands passed legislation which created a new utilities regulation and competition office (“URCO”). This legislation will become law when it is assented to by the Governor of the Cayman Islands and published in the official Cayman Islands Gazette. URCO is an independent and accountable regulatory body with a view of protecting the rights of consumers, encouraging affordable utility services, and promoting competition. URCO has the ability to supervise, monitor and regulate multiple utility undertakings and markets. Water utilities are not presently included in the scope of URCO’s regulatory functions and remain under the regulatory control of the WAC. The Company has been advised by government officials that it is government’s intention to include water utilities under the ambit of URCO through additional legislation in 2017. The Company has been further advised that if and when this additional legislation is enacted, the WAC will no longer regulate water utilities since this function will be taken over by URCO. The Company is presently unable to determine (i) when such additional legislation will be enacted and consequently if or when URCO will become its new regulator in the Cayman Islands; or (ii) the impact of URCO on its retail license negotiations.

The resolution of these license negotiations could result in a material reduction of the operating income and cash flows the Company has historically generated from its retail license and could require the Company to record an impairment loss to reduce the carrying value of its goodwill. Such impairment loss could have a material adverse impact on the Company’s results of operations.

The Company is presently unable to determine what impact the resolution of these matters will have on its financial condition, results of operations or cash flows.

CW-Bali

Through its subsidiary CW-Bali, the Company has built and presently operates a seawater reverse osmosis plant with a productive capacity of approximately 790,000 gallons per day located in Nusa Dua, one of the primary tourist areas of Bali, Indonesia. Since its inception, the sales volumes for this plant have not been sufficient to cover its operating costs. CW-Bali’s operating losses were approximately ($2.1 million) and ($80,000) for the three months ended September 30, 2016, and 2015, respectively. CW-Bali’s operating losses were approximately ($2.4 million) and ($383,000) for the nine months ended September 30, 2016, and 2015, respectively. CW-Bali’s operating losses for the three and nine months ended September 30, 2016 include an impairment loss (as discussed later in this note) of $2.0 million to reduce the carrying value of its long-lived assets to their estimated fair value.

In 2015, the Indonesian government passed Regulation 122 which provides a mechanism for governmental regulatory oversight over the utilization of Indonesia’s water resources. Under this new regulation, the approval or cooperation of the local government water utility is required for any water supply contracts executed by non-governmental providers after the effective date of the regulation. Consequently CW-Bali will be required to enter into a cooperation agreement with Bali’s local government water utility, PDAM, or otherwise obtain PDAM’s approval, to supply any new customers. Since commencing operations, CW-Bali has held discussions with PDAM and other governmental entities for possible water sale arrangements, and CW-Bali is presently pursuing a formal cooperation agreement with PDAM for the sale of water to the resorts in its target market that are not presently served by PDAM.

As an Indonesian company that is majority-owned by foreigners, CW-Bali is required to obtain and maintain an “in-principle” (i.e. – short term, temporary) license to operate until such time as it is able to demonstrate that it has invested sufficient capital and made sufficient progress under its business plan to receive a non-temporary business license. The term of CW-Bali’s initial in-principle license ended in October 2016. CW-Bali is applying for a new in-principle license. However, the Indonesian government could decide not to grant CW-Bali a new in-principle license, in which case the Company would be required to cease CW-Bali’s operations and dispose of its investment in this subsidiary.

In late 2015, the Company decided to seek a strategic partner for CW-Bali to (i) purchase a major portion of its equity ownership in CW-Bali; (ii) lead CW-Bali’s sales and marketing efforts; (iii) liaise with PDAM; and (iv) assist with CW-Bali’s on-going funding requirements.

During the three months ended September 30, 2016, the Company reassessed the prospects for CW-Bali in light of its results to date, current circumstances and uncertainties impacting the business, and expected future funding requirements and tested its long-lived assets for possible impairment. To test for impairment, the Company estimated the future undiscounted cash flows CW-Bali will receive from its plant by (i) identifying various possible future scenarios for the business; (ii) estimating the undiscounted future cash flows associated with each possible scenario; and (iii) assigning a probability to each scenario. The resulting probability-weighted sum represents the Company’s best estimate of the future undiscounted cash flows to be derived by CW-Bali from its long-lived desalination plant assets. The carrying value of CW-Bali’s long-lived assets exceeded the Company’s probability-weighted estimate of CW-Bali’s future undiscounted cash flows which indicated impairment of these assets, and the Company recorded an impairment loss of $2.0 million during the three months ended September 30, 2016 to reduce the carrying value of its long-lived CW-Bali assets to their estimated fair value.

If CW-Bali is not able to obtain a strategic partner, sell water to PDAM or to other new customers through a cooperation agreement, or otherwise significantly increase the revenues generated by its Nusa Dua plant in the future, the Company may cease CW-Bali’s operations. The Company will also be required to cease CW-Bali’s operations if CW-Bali does not obtain a new in-principle license. If the Company ceases CW-Bali’s operations, it may be required to record further impairment losses to reduce the carrying value of its investment in CW-Bali to its fair value for the period in which the Company formally commits to exit the Bali market. Such impairment losses could have a material adverse impact on the Company’s results of operations. Any sale of a portion of the Company’s investment in CW-Bali may be for an amount less than its carrying amount, resulting in a loss on the sale that could have a material adverse impact on the Company’s results of operations. The carrying value of the Company’s investment in CW-Bali as of September 30, 2016 totaled $2.1 million, consisting of net assets of approximately $1.51 million and a cumulative foreign currency translation adjustment reflected in stockholders’ equity of $549,555.

The Company anticipated at the time CW-Bali commenced operations that CW-Bali’s revenues, expenditures, and other cash flows would be conducted primarily in the local currency, the Indonesian rupiah (IDR). The Company expected that financial support it and its other subsidiaries provided to CW-Bali would not extend beyond CW-Bali’s start-up phase, and that thereafter CW-Bali would generate positive net cash flows from its operations and thus remain relatively self-contained and integrated within the economic environment of Bali, Indonesia. As a result, since inception of its operations through September 30, 2016, the functional currency of CW-Bali was the IDR.

However, since its inception CW-Bali has been dependent upon on-going financial support from the Company in U.S dollars (US$) to continue its operations. The Company expects such funding to continue until such time, if ever, that CW-Bali generates sufficient revenues to support its operations, or is able to obtain a strategic partner to assist with its on-going funding requirements, or ceases operations. Consequently, effective as of October 1, 2016, the Company changed the functional currency of CW-Bali to US$.

During the periods for which IDR was CW-Bali’s functional currency, the Company recorded foreign currency gains and losses arising from CW-Bali’s transactions conducted in currencies other than the IDR. Such foreign currency gains and losses included amounts associated with (i) transactions denominated in currencies other than the IDR and (ii) the re-measurement of monetary assets and liabilities denominated in currencies other than the IDR as of the balance sheet date. CW-Bali’s monetary assets and liabilities denominated in currencies other than the IDR consist of US$-denominated bank accounts and US$-denominated loans provided to CW-Bali by the Company. Such foreign currency transaction gains (losses) were included in income and amounted to approximately $28,000 and ($309,000) for the three months ended September 30, 2016 and 2015, respectively and approximately $202,000 and ($542,000) for the nine months ended September 30, 2016 and 2015, respectively. After the re-measurement process of monetary assets and liabilities was completed, the assets and liabilities of CW-Bali were translated into US$ using exchange rates in effect at the end of each period. Revenues and expenses for CW-Bali were translated using rates that approximated those in effect during the period. The effect of these foreign currency translations was recognized in the cumulative translation adjustment included in the Company’s stockholders’ equity, which amounted to ($549,555) and ($533,565) as of September 30, 2016 and December 31, 2015, respectively.

This change in functional currency will be applied on a prospective basis, and therefore, the cumulative translation adjustment of ($549,555) as of September 30, 2016 will remain unchanged until such time that the CW-Bali is no longer dependent on US$ funding to support its operations, the Company sells all or a portion of its equity interest in CW-Bali, or the Company discontinues CW-Bali’s operations. Translated amounts for non-monetary assets as of September 30, 2016 will become the new accounting basis for those assets effective October 1, 2016. Monetary assets denominated in foreign currencies, including the IDR, will be re-measured to US$ at the current exchange rate as of the balance sheet date going forward. The Company anticipates that the likely effect of this change in functional currency will result in future foreign currency gains and losses that pertain to (i) transactions denominated in IDR and (ii) foreign currency re-measurements associated with monetary assets and liabilities denominated in IDR. As of September 30, 2016, such balances include IDR-denominated cash, accounts receivable, and accounts payable, which amounted to approximately $20,000, $37,000, and $35,000, respectively, based upon the exchange rate between the IDR and US$ as of that date. Based on this change in functional currency, the US$-denominated loans to CW-Bali from its parent and affiliates will not be subject to further re-measurement adjustments.

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

At the request of the government of The Bahamas, CW-Bahamas continues to operate and maintain the Windsor plant on a month-to-month basis to provide the government of The Bahamas with additional time to decide whether or not it will extend CW-Bahamas’ water supply agreement for the Windsor plant on a long-term basis. CW-Bahamas generated revenues from the operation of this plant of approximately $1.3 million and $1.5 million during the three months ended September 30, 2016 and 2015, respectively, and $4.0 million and $4.5 million during the nine months ended September 30, 2016 and 2015, respectively.

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

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230) - Classification of Certain Cash Receipts and Cash Payments, which clarifies how certain cash receipts and payments are presented in the statement of cash flows. ASU 2016-15 is effective for annual periods beginning after December 15, 2017 and early adoption is permitted. The Company is currently evaluating the effect the adoption of this amendment will have on the Company’s consolidated financial statements.

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

As of September 30, 2016, after updating our probability-weighted estimates of OC-BVI’s future cash flows and our resulting estimate of the fair value of our investment in OC-BVI, we determined that the carrying value of our investment in OC-BVI exceeded its fair value and recorded an impairment loss of $875,000 for the three months ended September 30, 2016. We recorded total investment losses on our investment in OC-BVI of $925,000 for the nine months ended September 30, 2016. We recorded impairment losses of $225,000 and $810,000 for the three and nine months ended September 30, 2015, respectively.

The remaining carrying value of our investment in OC-BVI of approximately $3.9 million as of September 30, 2016 assumes that the BVI government will honor its obligations under the Bar Bay agreement and also assumes (on a probability-weighted basis) that (i) the BVI government will enter into a new agreement to purchase water from the Bar Bay plant after the current Bar Bay agreement expires in March 2017; and (ii) OC-BVI will receive the pending amount (based upon our estimate) awarded by the Eastern Caribbean Court of Appeals for the value of the Baughers Bay plant transferred by OC-BVI to the BVI government.

The BVI government is OC-BVI’s primary customer and substantially all of OC-BVI’s revenues are generated from its Bar Bay plant. As the Bar Bay agreement matures to its March 4, 2017 expiration date and OC-BVI receives the pending court award amount assumed due for the value of the Baughers Bay plant, OC-BVI’s expected future cash flows, and therefore its fair value computed under the discounted cash flow method, decreases. We will be required to record additional impairment losses to reduce the carrying value of our investment in OC-BVI to its then current fair value if OC-BVI does not obtain a new agreement for the Bar Bay plant that generates cash flows sufficient to support the Company’s then carrying value of its investment in OC-BVI. If OC-BVI does not obtain a new agreement for the Bar Bay plant that generates cash flows sufficient to support OC-BVI’s carrying values for its long-lived Bar Bay plant assets OC-BVI will be required to record an impairment loss to reduce the carrying value of its long-lived Bar Bay plant assets to their then estimated fair value. Our equity in the net earnings or loss of OC-BVI will include 43.53% of any such impairment loss recorded by OC-BVI. Based upon the updating of its probability-weighted scenarios for the future cash flows to be derived from its Bar Bay plant, OC-BVI may be required to record impairment losses to reduce the carrying value of its Bar Bay plant assets before the expiration of the Bar Bay agreement in March 2017. As of September 30, 2016, the aggregate carrying value of OC-BVI’s long-lived Bar Bay plant assets was approximately $4.0 million. Future impairment losses for our investment in OC-BVI and our equity in any future losses incurred by OC-BVI could have a material adverse impact on our results of operations.

In October 2016, OC-BVI submitted a proposal to the BVI government for a new 14 year contract for the Bar Bay plant with a selling price for the water that is lower than the current price and is awaiting the BVI government’s response to this proposal.

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

On February 11, 2016, we acquired 51% ownership interest in Aerex. In connection with this acquisition we recorded goodwill of $8,035,211. Aerex’s actual results of operations for the period subsequent to our acquisition of the company on February 11, 2016 fell significantly short of the projected results for this period that were included in the overall cash flow projections we utilized to determine the purchase price for Aerex and the fair values of its assets and liabilities. Based upon currently available information, we believe Aerex’s results of operations for the remainder of 2016, as well as for fiscal 2017, will also fall short of our purchase price cash flow projections for Aerex. As a result of these actual and projected shortfalls in Aerex’s results of operations, we tested Aerex’s goodwill for possible impairment as of September 30, 2016 by estimating its fair value using the discounted cash flow method. As a result of this impairment testing, we determined that the carrying value of our Aerex goodwill exceeded its fair value, and recorded an impairment loss for the three months ended September 30, 2016 of $1,750,000 to reduce the carrying value of this goodwill.

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

Through our subsidiary, CW-Bali, we have built and presently operate a seawater reverse osmosis plant with a productive capacity of approximately 790,000 gallons per day located in Nusa Dua, one of the primary tourist areas of Bali, Indonesia. Since its inception, we have recorded operating losses for CW-Bali as the sales volumes for its plant have not been sufficient to cover its operating costs.

During the three months ended September 30, 2016, we determined, based upon probability-weighted scenarios for CW-Bali’s future undiscounted cash flows, that the carrying value of CW-Bali’s long-lived assets were not recoverable and recorded an impairment loss of $2.0 million to reduce the carrying value of these assets to their fair value. See further discussion of this subsidiary at Item 2. - “Material Commitments, Expenditures and Contingencies - CW-Bali.”

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

Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015

Consolidated Results

The net loss attributable to Consolidated Water Co. Ltd. stockholders for 2016 was ($1,865,332) or ($0.13) per share on a fully-diluted basis, as compared to net income of $1,775,500, or $0.12 per share on a fully-diluted basis, for 2015.

Total revenues for 2016 decreased to $14,385,353 from $14,605,649 in 2015 due to lower revenues for our retail and bulk services segments that were not offset by an increase in service segment revenues. Gross profit for 2016 was $5,919,323 or 41% of total revenues, as compared to $5,641,743 or 39% of total revenues, for 2015. Gross profit increased in 2016 from 2015 for our bulk and services segments but decreased for our retail segment. For further discussion of revenues and gross profit for 2016, see the “Results by Segment” analysis that follows.

General and administrative (“G&A”) expenses on a consolidated basis were $4,528,679 and $3,487,967 for 2016 and 2015, respectively. The increase in consolidated G&A expenses from 2015 to 2016 is primarily attributable to the addition of approximately $649,000 in expenses for Aerex Industries, Inc. (“Aerex”) as a result of our acquisition of a 51% ownership interest in this company on February 11, 2016, and an increase of approximately $249,000 in the project development expenses incurred by our Mexican subsidiary, NSC.

We recorded an impairment loss of $2 million in 2016 to reduce the carrying value of CW-Bali’s long-lived assets to their estimated fair value. See further discussion of this impairment loss at Item 2. - “Material Commitments, Expenditures and Contingencies - CW-Bali.”

We recorded an impairment loss of $1,750,000 in 2016 to reduce the carrying value of the goodwill associated with the Aerex acquisition. See further discussion of this impairment loss at the discussion of the results of the services segment that follows.

Other income (expense), net was ($762,696) for 2016 as compared to ($302,603) for 2015. The fluctuation in this net component of our results of operations reflects (i) an impairment loss recorded for our equity investment in OC-BVI in 2016 of ($875,000) as compared to an impairment loss of ($225,000) for this investment in 2015; (ii) an unrealized loss of ($275,000) recorded in 2016 resulting from the revaluation of the net put/call option value recorded in connection with the Aerex acquisition; and (iii) foreign currency gains relating to CW-Bali of approximately $28,000 in 2016, as compared to foreign currency losses relating to CW-Bali of approximately ($309,000) in 2015.

Results by Segment

Retail Segment:

The retail segment generated a loss from operations of ($1,828,903) in 2016 as compared to income from operations of $459,357 in 2015. The loss from operations for 2016 is attributable to a $2.0 million impairment loss recorded on the long-lived assets of CW-Bali.

Revenues generated by our retail water operations were $5,447,200 in 2016 as compared to $5,828,288 in 2015. The decrease in retail revenues in 2016 is attributable to (i) lower energy costs, which reduced the energy component of the rates we charge to our Cayman Water customers by $276,663 from 2015; (ii) a reduction in Cayman Water base rates in the first quarter of 2016 of 4.4% from 2015; and (iii) a decrease in the sales for CW-Bali of approximately $95,000. The volume of water sold by our Cayman Water retail operations increased by 2% from 2015 to 2016.

Retail segment gross profit was $2,982,359 (55% of retail revenues) and $3,187,830 (55% of retail revenues) for 2016 and 2015, respectively.

Consistent with prior periods, we record all non-direct G&A expenses in our retail segment and do not allocate any of these non-direct expenses to our other two business segments. Retail G&A expenses for 2016 and 2015 remained relatively consistent at $2,811,262 and $2,728,473 for 2016 and 2015, respectively.

CW-Bali owns and operates a seawater reverse osmosis plant with a productive capacity of approximately 790,000 gallons per day located in Nusa Dua, one of the primary tourist areas of Bali, Indonesia. The revenues we generated from this plant amounted to $24,349 and $119,661 for 2016 and 2015, respectively. CW-Bali’s operating loss was approximately ($2,134,000) for 2016 as we recorded an impairment loss of ($2.0 million) during the period to reduce the carrying value of CW-Bali’s long-lived assets to their estimated fair value. CW-Bali’s operating loss was approximately ($80,000) for 2015. See further discussion of this subsidiary at Item 2. - “Material Commitments, Expenditures and Contingencies-CW-Bali.”

Bulk Segment:

The bulk segment contributed $2,082,570 and $1,900,678 to our income from operations for 2016 and 2015, respectively.

Bulk segment revenues were $7,429,732 and $7,919,920 for 2016 and 2015, respectively. The decrease in bulk revenues from 2015 to 2016 is attributable to our Bahamas and Cayman operations, which generated approximately $246,000 and $296,000 less in revenues, respectively, in 2016 than in 2015 due to a significant decrease in the prices of diesel fuel and electricity from 2015 to 2016, which reduced the energy component of our bulk water rates.

Gross profit for our bulk segment was $2,507,570 and $2,258,673 for 2016 and 2015, respectively. Gross profit as a percentage of bulk revenues was approximately 34% and 29% for 2016 and 2015, respectively. Gross profit as a percentage of revenues increased in 2016 as compared to 2015 due to (i) the reduced energy prices, as energy expense for our bulk operations was approximately $486,000 less in 2016 than in 2015; and (ii) plant maintenance expenses that were lower in 2016 than in 2015.

Bulk segment G&A expenses remained relatively consistent at $425,000 and $357,995 for 2016 and 2015, respectively.

Services Segment:

The comparability of the services segment’s results from 2015 to 2016 is significantly impacted by the inclusion of Aerex’s results of operations subsequent to our acquisition of a 51% ownership interest in this company in February 2016.

The services segment incurred losses from operations of ($2,613,023) and ($206,259) for 2016 and 2015, respectively.

Services segment revenues were $1,508,421 and $857,441 for 2016 and 2015, respectively. Services revenues increased in 2016 due to the addition of $1,382,492 of revenues generated by Aerex in 2016. Revenues generated by the services segment in 2015 consisted primarily of approximately $722,000 recognized on the refurbishment of the WAC’s North Sound plant.

Gross profit for our services segment was $429,394 and $195,240 for 2016 and 2015, respectively. The increase in the service segment’s gross profit from 2015 to 2016 reflects the incremental gross profit generated by Aerex.

G&A expenses for the services segment were $1,292,417 and $401,499 for 2016 and 2015, respectively. The increase in G&A expenses for 2016 as compared to 2015 reflects the incremental G&A expenses of Aerex and an increase of approximately $249,000 in the project development expenses incurred by our Mexican subsidiary, NSC. Total G&A expenses for Aerex for 2016 were approximately $649,000, and include $360,000 in amortization expense for the intangible assets arising from our acquisition of Aerex.

Aerex’s actual results of operations for the period subsequent to our acquisition of the company on February 11, 2016 fell significantly short of the projected results for this period that were included in the overall cash flow projections we utilized to determine the purchase price for Aerex and the fair values of its assets and liabilities. Based upon currently available information, we believe Aerex’s results of operations for the remainder of 2016, as well as for fiscal 2017, will also fall short of our purchase price cash flow projections for Aerex. As a result of these actual and projected shortfalls in Aerex’s results of operations, we tested Aerex’s goodwill for possible impairment as of September 30, 2016. As a result of this impairment testing, we determined that the carrying value of our Aerex goodwill exceeded its fair value, and recorded an impairment loss for the three months ended September 30, 2016 of $1,750,000 to reduce the carrying value of this goodwill.

Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015

Consolidated Results

Net income attributable to Consolidated Water Co. Ltd. stockholders for 2016 was $2,393,642 ($0.16 per share on a fully-diluted basis), as compared to $5,924,861 ($0.40 per share on a fully-diluted basis) for 2015.

Total revenues for 2016 and 2015 were $43,818,760 and $43,757,430, respectively. Higher revenues for our services segment in 2016 served to offset decreases in retail and bulk segment revenues. Gross profit for 2016 was $18,688,733 or 43% of total revenues, as compared to $17,755,339 or 41% of total revenues, for 2015. Gross profit for the service and bulk segments increased from 2015 to 2016 while the retail segment gross profit declined. For further discussion of revenues and gross profit for 2016, see the “Results by Segment” analysis that follows.

G&A expenses on a consolidated basis were $13,925,439 and $11,042,507 for 2016 and 2015, respectively. The increase in consolidated G&A expenses from 2015 to 2016 is primarily attributable to the addition of approximately $1,671,000 in expenses for Aerex after our acquisition of a 51% ownership interest in this company in February 2016 and an increase of approximately $879,000 in the project development expenses incurred by our Mexican subsidiary, NSC.

We recorded an impairment loss of $2 million in 2016 to reduce the carrying value of CW-Bali’s long-lived assets to their estimated fair value. See further discussion of this impairment loss at Item 2. - “Material Commitments, Expenditures and Contingencies - CW-Bali.”

We recorded an impairment loss of $1,750,000 in 2016 to reduce the carrying value of the goodwill associated with the Aerex acquisition. See further discussion of this impairment loss at the discussion of the results of the services segment that follows.

Other income (expense), net for 2016 was $45,698 as compared to ($493,965) for 2015. The fluctuation in this net component of our results of operations reflects (i) an impairment loss recorded for our equity investment in OC-BVI in 2016 of ($925,000) as compared to an impairment loss of ($810,000) for this investment in 2015; (ii) an unrealized loss of ($275,000) recorded in 2016 resulting from the revaluation of the net put/call option value recorded in connection with the Aerex acquisition; and (iii) foreign currency gains relating to CW-Bali of approximately $202,000 in 2016, as compared to foreign currency losses relating to CW-Bali of approximately ($542,000) in 2015.

Results by Segment

Retail Segment:

The retail segment generated a loss from operations of ($658,089) in 2016 as compared to income from operations of $1,690,327 in 2015. The loss from operations for 2016 is attributable to a $2.0 million impairment loss recorded during the three months ended September 30, 2016 on the long-lived assets of CW-Bali.

Revenues generated by our retail water operations were $17,710,271 in 2016 as compared to $18,116,111 in 2015. The decrease in retail revenues in 2016 is attributable to (i) lower energy costs, which reduced the energy component of the rates we charge to our Cayman Water customers by $685,992 from 2015; (ii) a reduction in Cayman Water base rates in the first quarter of 2016 of 4.4% from 2015; and (iii) a decrease in the sales for CW-Bali of approximately $216,000. The volume of water sold by our Cayman Water retail operations increased by 8% from 2015 to 2016.

Retail segment gross profit was $9,930,440 (56% of retail revenues) and $10,051,092 (55% of retail revenues) for 2016 and 2015, respectively.

Consistent with prior periods, we record all non-direct G&A expenses in our retail segment and do not allocate any of these non-direct expenses to our other two business segments. Retail G&A expenses for the nine months ended September 30, 2016 and 2015 were $8,588,529 and $8,360,765, respectively. G&A expenses increased from 2015 to 2016 primarily due to an increase of $166,000 in employee costs due to base salary increases.

CW-Bali owns and operates a seawater reverse osmosis plant with a productive capacity of approximately 790,000 gallons per day located in Nusa Dua, one of the primary tourist areas of Bali, Indonesia. The revenues we generated from this plant amounted to $70,760 and $286,802 for 2016 and 2015, respectively. CW-Bali’s operating loss was approximately ($2,438,000) for 2016 as we recorded an impairment loss of $2.0 million during the three months ended September 30, 2016 to reduce the carrying value of CW-Bali’s long-lived assets to their estimated fair value. CW-Bali’s operating loss was approximately ($383,000) for 2015. See further discussion of this subsidiary at Item 2. - “Material Commitments, Expenditures and Contingencies - CW-Bali.”

Bulk Segment:

The bulk segment contributed $6,487,455 and $6,524,449 to our income from operations for 2016 and 2015, respectively.

Bulk segment revenues were $22,136,086 and $24,489,509 for 2016 and 2015, respectively. The decrease in bulk revenues from 2015 to 2016 is attributable to our Bahamas and Cayman operations, which generated approximately $1,749,000 and $730,000 less in revenues, respectively, in 2016 than in 2015 due to a significant decrease in the prices of diesel fuel and electricity from 2015 to 2016, which reduced the energy component of our bulk water rates.

Gross profit for our bulk segment was $7,790,339 and $7,712,273 for 2016 and 2015, respectively. Gross profit as a percentage of bulk revenues was approximately 35% and 31% for 2016 and 2015, respectively. Gross profit as a percentage of revenues increased in 2016 as compared to 2015 due to the reduced energy prices, as energy expense for our bulk operations was approximately $2,188,000 less in 2016 than in 2015.

Bulk segment G&A expenses remained relatively consistent at $1,302,884 and $1,187,824 for 2016 and 2015, respectively.

Services Segment:

The comparability of the services segment’s results from 2015 to 2016 is significantly impacted by the inclusion of Aerex’s results of operations subsequent to our acquisition of a 51% ownership interest in this company in February 2016.

The services segment incurred losses from operations of ($4,816,072) and ($1,501,944) for 2016 and 2015, respectively.

Services segment revenues were $3,972,403 and $1,151,810 for 2016 and 2015, respectively. Services revenues increased in 2016 due to the addition of approximately $3.3 million of revenues generated by Aerex in 2016. Revenues generated by the services segment in 2015 consisted primarily of approximately $752,000 recognized on the refurbishment of the WAC’s North Sound plant.

Gross profit for our services segment was $967,954 and ($8,026) for 2016 and 2015, respectively. The increase in the service segment’s gross profit from 2015 to 2016 reflects the incremental gross profit generated by Aerex.

G&A expenses for the services segment were $4,034,026 and $1,493,918 for 2016 and 2015, respectively. The increase in G&A expenses for 2016 as compared to 2015 reflects the incremental G&A expenses of Aerex and an increase of approximately $879,000 in the project development expenses incurred by our Mexican subsidiary, NSC. Total G&A expenses for Aerex for 2016 were approximately $1,671,000, and include $960,000 in amortization expense for the intangible assets arising from our acquisition of Aerex.

Aerex’s actual results of operations for the period subsequent to our acquisition of the company on February 11, 2016 fell significantly short of the projected results for this period that were included in the overall cash flow projections we utilized to determine the purchase price for Aerex and the fair values of its assets and liabilities. Based upon currently available information, we believe Aerex’s results of operations for the remainder of 2016, as well as for fiscal 2017, will also fall short of our purchase price cash flow projections for Aerex. As a result of these actual and projected shortfalls in Aerex’s results of operations, we tested Aerex’s goodwill for possible impairment as of September 30, 2016. As a result of this impairment testing, we determined that the carrying value of our Aerex goodwill exceeded its fair value, and recorded an impairment loss for the three months ended September 30, 2016 of $1,750,000 to reduce the carrying value of this goodwill.

FINANCIAL CONDITION

The increases in the amounts reported in our consolidated balance sheets for intangible assets, goodwill, deferred tax liability and non-controlling interests from December 31, 2015 to September 30, 2016 result from the acquisition of Aerex in February 2016.

Accounts receivable increased by approximately $5.6 million from December 31, 2015 to September 30, 2016 primarily due an increase in the accounts receivables for CW-Bahamas of approximately $5.7 million. We believe, based upon prior payment history, that CW-Bahamas’ accounts receivable balances will be collected in full.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity Position

Our projected liquidity requirements for the remainder of 2016 include capital expenditures for our existing operations of approximately $1.3 million. Our liquidity requirements for the rest of 2016 may also include quarterly dividends, if such dividends are declared by our Board. Our dividend payments amounted to approximately $4.4 million for the year ended December 31, 2015 and approximately $3.3 million for the nine months ended September 30, 2016.

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

Immediately following our acquisition of 51% of the ownership interest in Aerex, we and the former sole shareholder of Aerex loaned Aerex $510,000 and $490,000, respectively, in the form of notes payable which mature on June 30, 2017 and bear interest at 1% per annum.

As of September 30, 2016, we had cash and cash equivalents of approximately $37.1 million and working capital of approximately $52.1 million. We are not presently aware of anything that would lead us to believe that we will not have sufficient liquidity to meet our needs.

Transfers from our bank accounts in The Bahamas and Belize to our bank accounts in other countries require the approval of the Central Banks of the Bahamas and Belize, respectively. As of September 30, 2016, the equivalent United States dollar cash balances for our bank account deposits in the Bahamas and Belize were approximately $6.6 million and $5.3 million, respectively.

Discussion of Cash Flows for the Nine Months Ended September 30, 2016

Our cash and cash equivalents decreased to $37.1 million as of September 30, 2016 from $44.8 million as of December 31, 2015.

Cash Flows from Operating Activities

Our operating activities provided cash of approximately $4.5 million. This net cash provided reflects net income generated for the nine months of approximately $1.4 million as adjusted for (i) various items included in the determination of net income that do not affect cash flows during the year; and (ii) changes in the other components of working capital. The more significant of such items and changes in working capital components included depreciation and amortization of approximately $5.4 million, a net increase in accounts receivable of approximately $5.8 million, and non-cash impairment losses aggregating approximately $4.7 million.

Cash Flows from Investing Activities

Net cash used in our investing activities was approximately $2.4 million. In February 2016, we acquired a 51% ownership interest in Aerex through a stock purchase agreement for an aggregate purchase price of approximately $7.7 million in cash. We purchased property plant and equipment and expended funds on construction in progress in the normal course of business in the aggregate of amount of approximately $2.6 million. We received approximately $5.6 million upon the maturity of a certificate of deposit. We collected approximately $1.4 million in principal repayments on our loans receivable from the WAC. As a result of a favorable ruling by a Mexico appellate court in February 2016, we also obtained the release of approximately $399,000 in cash that had been restricted and pledged as collateral for a letter of credit at December 31, 2015.

Cash Flows from Financing Activities

Our financing activities used approximately $9.9 million in net cash as we paid dividends of approximately $3.5 million and repaid a $7.0 million demand note payable. We also obtained a $490,000 working capital loan from Aerex’s prior sole stockholder that matures on June 30, 2017.

Material Commitments, Expenditures and Contingencies

Retail License

We sell water through our retail operations under a license issued in July 1990 by the Cayman Islands government that grants Cayman Water the exclusive right to provide potable water to customers within its licensed service area. As discussed below, this license was set to expire in July 2010 but has since been extended while negotiations for a new license take place. Pursuant to the license, we have the exclusive right to produce potable water and distribute it by pipeline to our licensed service area which consists of two of the three most populated areas of Grand Cayman, the Seven Mile Beach and West Bay areas. For the three months ended September 30, 2016 and 2015, we generated approximately 38%, and 39%, respectively, of our consolidated revenues and 52% and 57%, respectively, of our consolidated gross profit from the retail water operations conducted pursuant to Cayman Water’s exclusive license. For the nine months ended September 30, 2016 and 2015, we generated approximately 40% and 41%, respectively, of our consolidated revenues and 55% and 58%, respectively, of our consolidated gross profit from the retail water operations conducted pursuant to Cayman Water’s exclusive license.

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

In October 2016, the Government of the Cayman Islands passed legislation which created a new utilities regulation and competition office (“URCO”). This legislation will become law when it is assented to by the Governor of the Cayman Islands and published in the official Cayman Islands Gazette. URCO is an independent and accountable regulatory body with a view of protecting the rights of consumers, encouraging affordable utility services, and promoting competition. URCO has the ability to supervise, monitor and regulate multiple utility undertakings and markets. Water utilities are not presently included in the scope of URCO’s regulatory functions and remain under the regulatory control of the WAC. We have been advised by government officials that it is government’s intention to include water utilities under the ambit of URCO through additional legislation in 2017. We have been further advised that if and when this additional legislation is enacted, the WAC will no longer regulate water utilities since this function will be taken over by URCO. We are presently unable to determine (i) when such additional legislation will be enacted and consequently if or when URCO will become its new regulator in the Cayman Islands; or (ii) the impact of URCO on our retail license negotiations.

The resolution of these license negotiations could result in a material reduction of the operating income and cash flows we have historically generated from our retail license and could require us to record an impairment loss to reduce the carrying value of our goodwill. Such impairment loss could have a material adverse impact on our results of operations.

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

In 2012, NSC entered into a lease with an effective term of 20 years from the date of full operation of the desalination plant with the Comisión Federal de Electricidad for approximately 5,000 square meters of land on which it plans to construct the water intake and discharge works for the plant. The amounts due on this lease are payable in Mexican pesos at an amount that is currently equivalent to approximately $20,000 per month. This lease may be cancelled by NSC should NSC ultimately not proceed with the Project.

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

On June 15, 2016, the State designated the consortium comprised of NSC, NuWater S.A.P.I. de C.V. and Degremont S.A. de C.V. (the “Consortium”) as the winner of tender process for the Project.

On August 17, 2016, NSC and NuWater incorporated a special purpose project company named Aguas de Rosarito S.A.P.I. de C.V. (“AdR”) to execute the Project and executed a shareholders agreement for AdR agreeing among other things that (i) AdR would purchase the Land and other Project assets from NSC on the date that the Project begins commercial operation; and (ii) AdR would enter into a Management and Technical Services Agreement with NSC effective on the first day that the Project begins commercial operation.

On August 22, 2016, the Public Private Partnership Agreement for public private partnership number 002/2015, contest number SIDUE-CEA-APP-2015-002 (“APP Contract”) was executed between AdR, CEA, the Government of Baja California represented by the Secretary of Planning and Finance (“SPF”), and the Public Utilities Commission of Tijuana (“CESPT”). The APP Contract requires AdR to design, construct, finance and operate a seawater desalination plant (and accompanying aqueducts) with a capacity of up to 100 million gallons per day in two phases: the first with a capacity of 50 million gallons per day and an aqueduct to the Mexican potable water system in Tijuana, Baja California; and the second phase with a capacity of 50 million gallons per day and an aqueduct to a second delivery point in Tijuana. The first phase must be operational within 36 months of commencing construction, and the second phase must be operational by the end of 2024. The APP Contract further requires AdR to operate and maintain the plant and aqueducts for a period of 37 years starting from the commencement of operation of the first phase. At the end of the operating period the plant and aqueducts will be transferred to CEA.

The total Project cost is expected to be approximately 9 billion Mexican pesos, or approximately US$485 million (based upon the current exchange rate). Annual revenues from the Project are expected to be approximately 1.02 billion Mexican pesos, or approximately US$55.0 million (based upon the currency exchange rate as of August 23, 2016). Water rates under the APP Contract are indexed to the Mexican national consumer price index over its term. Electrical energy costs incurred by AdR to desalinate and deliver water are treated as a pass through charge to CEA, subject to efficiency guarantees. AdR expects to raise Mexican peso denominated debt financing through a consortium led by the North American Development Bank, which also provided financial advisory services to us and our partners through the bidding process and contract negotiations.

The APP Contract does not become effective until AdR secures the equity and debt financing required for the first phase of the Project and the following conditions are met:

•	the State has established and registered various payment trusts, guaranties and bank credit lines for specific use by the Project;
•	the CEA has obtained the rights from the relevant federal authority to take and desalinate seawater and distribute it for municipal use;
•	various water purchase and sale agreements between the CEA, the payment trusts and the CESPT have been executed;
•	AdR has obtained all rights of ways required for the aqueduct;

•	AdR has obtained permission from the relevant federal authority to discharge the residual water from the Project’s desalination plant; and

•	all financing agreements necessary to provide funding for the Project have been executed.

If the Consortium is ultimately unable to proceed with the Project, the land NSC has purchased may lose its strategic importance as the site for the Project and consequently may decline in value. If the Consortium does not proceed with the Project, NSC may ultimately be unable to sell this land for an amount equal to or in excess of its current carrying value of approximately $20.6 million, and any loss on sale of the land, or impairment loss NSC may be required to record as a result of a decrease in the fair value of the land could have a material adverse impact on our results of operations.

Included in our results of operations are general and administrative expenses from NSC, consisting of organizational, legal, accounting, engineering, consulting and other costs relating to NSC’s project development activities. Such expenses amounted to approximately $606,000 and $358,000 for the three months ended September 30, 2016 and 2015, respectively, and approximately $2,248,000 and $1,370,000 for the nine months ended September 30, 2016 and 2015, respectively. The assets and liabilities of NSC included in the Company’s consolidated balance sheets amounted to approximately $21.7 million and $321,000, respectively, as of September 30, 2016 and approximately $22.0 million and $488,000 respectively, as of December 31, 2015.

We expect to incur additional project development costs on behalf of NSC and AdR during the remainder of 2016 and during 2017.

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

In this lawsuit, EWG is challenging, among other things, the capital investment transactions that increased our ownership interest in NSC to 99.9%. EWG requested that the court, as a preliminary matter: (a) suspend of the effectiveness of the challenged transactions; (b) order of public officials in Mexico to record the pendency of the lawsuit in the public records; and (c) appoint an inspector for NSA and NSC to oversee its commercial activities. The court granted, ex-parte, the preliminary relief sought by EWG, which resulted in the placement of inscriptions for the lawsuit on NSC’s public records.

EWG also is seeking an order directing, among other things: (i) NSA, NSC and CW-Cooperatief to refrain from carrying out any transactions with respect to the Project; and (ii) NSA, NSC and CW-Cooperatief, and the partners thereof, to refrain from transferring any interests in NSA, NSC and CW-Cooperatief.

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

On May 17, 2016, NSC filed a claim with the Third District Court in Matters of Amparo and Federal Trials in the City of Tijuana, Baja California (the “Amparo Court”) challenging the Tecate, Mexico Court ex-parte order which appointed an inspector over NSC’s commercial activities. On July 29, 2016, the Amparo Court found that such appointment is unconstitutional and reversed the Tecate, Mexico Court’s appointment of an inspector.

On September 6, 2016, the Tecate, Mexico Court issued a decree granting the counter guaranty requested by NSC. Such counter-guaranty was fixed in the amount of 300,000 Mexican pesos and was given to the Court on October 13, 2016 at which time all remaining ex-parte restrictions on NSC related to the challenged transactions were suspended.

We believe that the claims made by EWG are baseless and without merit, will vigorously defend NSC and CW-Cooperatief in this litigation, and will seek dismissal of the orders entered by the court and all claims against NSC and CW-Cooperatief. We cannot presently determine the outcome of this litigation. However, such litigation could adversely impact our efforts to complete the Project. The Company incurred legal fees in connection with this litigation of approximately $18,000 and $357,000 for the three and nine months ended September 30, 2016.

CW-Bali

Through our subsidiary CW-Bali, we have built and presently operate a seawater reverse osmosis plant with a productive capacity of approximately 790,000 gallons per day located in Nusa Dua, one of the primary tourist areas of Bali, Indonesia. We built this plant based upon our belief that future water shortages in this area of Bali would eventually enable us to sell all of this plant’s production. However, since its inception, our sales volumes for this plant have not been sufficient to cover its operating costs.

In 2015, the Indonesian government passed Regulation 122 which provides a mechanism for governmental regulatory oversight over the utilization of Indonesia’s water resources. Under this new regulation, the approval or cooperation of the local government water utility is required for any water supply contracts executed by non-governmental providers after the effective date of the regulation. Consequently CW-Bali will be required to enter into a cooperation agreement with Bali’s local government water utility, PDAM, or otherwise obtain PDAM’s approval, to supply any new customers. Since commencing operations in CW-Bali, we have held discussions with PDAM and other governmental entities for possible water sale arrangements, and we are presently pursuing a formal cooperation agreement with PDAM for the sale of water to the resorts in CW-Bali’s target market that are not presently served by PDAM.

As an Indonesian company that is majority-owned by foreigners, CW-Bali is required to obtain and maintain an “in-principle” (i.e. – short term, temporary) license to operate until such time as it is able to demonstrate that it has invested sufficient capital and made sufficient progress under its business plan to receive a non-temporary business license. The term of CW-Bali’s initial in-principle license ended in October 2016. We are applying for a new in-principle license and expect to obtain this license. However, the Indonesian government could decide not to grant CW-Bali a new in-principle license, in which case we would be required to cease operations and dispose of our investment in CW-Bali.

CW-Bali’s target resort customers in Nusa Dua (as do many other parties in Bali) obtain their fresh water from wells on their properties that access the island’s underground fresh water aquifer. The continued use of such wells threatens to permanently damage the aquifer making it vulnerable to intrusion by seawater, sewage and pollution. The Bali government has sought to discourage and/or eliminate the use of such wells by threatening to impose substantial taxes on the value of water drawn from them. Our decision to build a speculative plant in Bali was based upon (i) PDAM’s inability to provide water to the various newer and planned resorts in Nusa Dua, resorts that required large quantities of fresh water; (ii) these resorts’ apparent interest in securing a new water supply given their eventual reduced access to fresh water wells due to governmental taxation, other regulatory actions or eventual contamination of the aquifer; and (iii) desalination as the only viable new means of supplying large amounts of fresh water to Nusa Dua in a reasonable time frame. We believed the resorts would utilize CW-Bali as a much higher quality, drought-proof, environmentally safe water supply and reduce or eliminate their dependence on wells and/or trucked water. However, no taxes have yet been assessed or governmental regulatory actions yet taken to discourage or end the use of fresh water wells. Economic conditions in Bali have declined significantly since CW-Bali commenced operations and, to date, the resorts in Nusa Dua have not elected to replace or supplement their much less expensive well water with CW-Bali’s alternative supply. CW-Bali’s sales have been inadequate to cover its costs and we have incurred operating losses for this subsidiary since its inception.

In late 2015, we decided to seek a strategic partner for CW-Bali to (i) purchase a major portion of its equity ownership in CW-Bali; (ii) lead CW-Bali’s sales and marketing efforts; (iii) liaise with PDAM; and (iv) assist with CW-Bali’s on-going funding requirements. While we have held discussions and exchanged information with potential partners, we have not yet received an offer for an investment in, a purchase of, or a joint venture for CW-Bali on terms we consider acceptable.

While we continue to believe that desalination technology will play a major part in addressing the long term water supply needs of CW-Bali’s target market in Nusa Dua and Bali in general, the time frame for the widespread market adoption of such technology will likely be significantly longer than we anticipated when we decided to commence business in Bali. Consequently, during the three months ended September 30, 2016, we reassessed the prospects for CW-Bali in light of (i) its results to date; (ii) current circumstances and the uncertainties impacting the business; and (iii) its on-going funding requirements and our willingness to continue to provide such funding, and tested CW-Bali’s long-lived assets for possible impairment. To test for impairment, we estimated the future undiscounted cash flows CW-Bali will receive from its plant by (i) identifying various possible future scenarios for the business; (ii) estimating the undiscounted future cash flows associated with each possible scenario; and (iii) assigning a probability to each scenario. The resulting probability-weighted sum represents our best estimate of the future undiscounted cash flows to be derived by CW-Bali from its long-lived desalination plant assets. The carrying value of our Bali long-lived assets exceeded our probability-weighted estimate of CW-Bali’s future undiscounted cash flows which indicated impairment of these assets, and we recorded an impairment loss of $2.0 million during the three months ended September 30, 2016 to reduce the carrying value of our long-lived CW-Bali assets to their estimated fair value.

If we are not able to obtain a strategic partner for CW-Bali, sell water to PDAM or to other new customers through a cooperation agreement, or otherwise significantly increase the revenues generated by our Nusa Dua plant in the future, we may cease CW-Bali’s operations. We will also be required to cease CW-Bali’s operations if we do not obtain a new in-principle license. If we cease operations at CW-Bali, we may be required to record further impairment losses to reduce the carrying value of our investment in CW-Bali to its fair value for the period in which we formally commit to exit the Bali market. Such impairment losses could be material to our results of operations. Any sale of a portion of our investment in CW-Bali may be for an amount less than our carrying amount, resulting in a loss on the sale that could be material to our results of operations. The carrying value of our investment in CW-Bali as of September 30, 2016 totaled $2.1 million, consisting of net assets of $1.51 million and a cumulative foreign currency translation adjustment reflected in our stockholders’ equity of $549,555.

We anticipated at the time CW-Bali commenced operations that CW-Bali’s revenues, expenditures, and other cash flows would be conducted primarily in the local currency, the Indonesian rupiah (IDR). We expected that financial support we provided to CW-Bali would not extend beyond CW-Bali’s start-up phase, and that thereafter CW-Bali would generate positive net cash flows from its operations and thus remain relatively self-contained and integrated within the economic environment of Bali, Indonesia. As a result, since inception of its operations through September 30, 2016, the functional currency of CW-Bali was the IDR.

However, since its inception CW-Bali has been dependent upon on-going financial support in U.S dollars (US$) to continue its operations. We expect such funding to continue until such time, if ever, that CW-Bali generates sufficient revenues to support its operations, or is able to obtain a strategic partner to assist with its on-going funding requirements, or ceases operations. Consequently, effective as of October 1, 2016, we changed the functional currency of CW-Bali to US$.

During the periods for which IDR was CW-Bali’s functional currency, we recorded foreign currency gains and losses arising from CW-Bali’s transactions conducted in currencies other than the IDR. Such foreign currency gains and losses included amounts associated with (i) transactions denominated in currencies other than the IDR and (ii) the re-measurement of monetary assets and liabilities denominated in currencies other than the IDR as of the balance sheet date. CW-Bali’s monetary assets and liabilities denominated in currencies other than the IDR consist of US$-denominated bank accounts and US$-denominated we loans provided to CW-Bali. Such foreign currency transaction gains (losses) were included in income and amounted to approximately $28,000 and ($309,000) for the three months ended September 30, 2016 and 2015, respectively and approximately $202,000 and ($542,000) for the nine months ended September 30, 2016 and 2015, respectively. After the re-measurement process of monetary assets and liabilities was completed, the assets and liabilities of CW-Bali were translated into US$ using exchange rates in effect at the end of each period. Revenues and expenses for CW-Bali were translated using rates that approximated those in effect during the period. The effect of these foreign currency translations was recognized in the cumulative translation adjustment included in our stockholders’ equity, which amounted to ($549,555) and ($533,365) as of September 30, 2016 and December 31, 2015, respectively.

This change in functional currency will be applied on a prospective basis, and therefore, the cumulative translation adjustment of ($549,555) as of September 30, 2016 will remain unchanged until such time that the CW-Bali is no longer dependent on US$ funding to support its operations, we sell all or a portion of our equity interest in CW-Bali, or we discontinue CW-Bali’s operations. Translated amounts for non-monetary assets as of September 30, 2016 will become the new accounting basis for those assets effective October 1, 2016. Monetary assets denominated in foreign currencies, including the IDR, will be re-measured to US$ at the current exchange rate as of the balance sheet date going forward. We anticipate that the likely effect of this change in functional currency will result in future foreign currency gains and losses that pertain to (i) transactions denominated in IDR and (ii) foreign currency re-measurements associated with monetary assets and liabilities denominated in IDR. As of September 30, 2016, such balances include IDR-denominated cash, accounts receivable, and accounts payable, which amounted to approximately $20,000, $37,000, and $35,000, respectively, based upon the exchange rate between the IDR and US$ as of that date. Based on this change in functional currency, our US$-denominated loans to CW-Bali will not be subject to further re-measurement adjustments.

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

At the request of the government of The Bahamas, we continue to operate and maintain the Windsor plant on a month-to-month basis to provide the government of The Bahamas with additional time to decide whether or not it will extend CW-Bahamas’ water supply agreement for the Windsor plant on a long-term basis. CW-Bahamas generated revenues from the operation of this plant of approximately $1.3 million and $1.5 million during the three months ended September 30, 2016 and 2015, respectively, and $4.0 million and $4.5 million during the nine months ended September 30, 2016 and 2015, respectively.

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

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230) - Classification of Certain Cash Receipts and Cash Payments, which clarifies how certain cash receipts and payments are presented in the statement of cash flows. ASU 2016-15 is effective for annual periods beginning after December 15, 2017 and early adoption is permitted. The Company is currently evaluating the effect the adoption of this amendment will have on the Company’s consolidated financial statements.

Dividends

•	On January 31, 2016, we paid a dividend of $0.075 to shareholders of record on January 1, 2016.
•	On April 30, 2016, we paid a dividend of $0.075 to shareholders of record on April 1, 2016.
•	On July 31, 2016, we paid a dividend of $0.075 to shareholders of record on July 1, 2016.
•	On August 16, 2016, our Board declared a dividend of $0.075 payable on October 31, 2016 to shareholders of record on October 3, 2016.

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

Dividend Reinvestment and Common Stock Purchase Plan.

This program is available to our common shareholders, who may reinvest all or a portion of their common cash dividends into shares of common stock at prevailing market prices and may also invest optional cash payments to purchase additional shares at prevailing market prices as part of this program.

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

In October 2015, we learned that EWG filed a lawsuit against the individual shareholder, NSC, NSA, CW-Cooperatief, Ricardo del Monte Nunez, Carlos Eduardo Ahumada Arruit, Luis de Angitia Becerra, and the Public Registry of Commerce of Tijuana, Baja California in the Civil Court located in Tecate, Baja California, Mexico.

In this lawsuit, EWG is challenging, among other things, the capital investment transactions that increased our ownership interest in NSC to 99.9%. EWG requested that the court, as a preliminary matter: (a) suspend the effectiveness of the challenged transactions; (b) order public officials in Mexico to record the pendency of the lawsuit in the public records; and (c) appoint an inspector for NSA and NSC to oversee its commercial activities. The Court granted, ex-parte, the preliminary relief sought by EWG, which resulted in the placement of inscriptions for the lawsuit on NSC’s public records.

EWG is also seeking an order directing, among other things: (i) NSA, NSC and CW-Cooperatief to refrain from carrying out any transactions with respect to the Project; and (ii) NSA, NSC and CW-Cooperatief, and the partners thereof, to refrain from transferring any interests in NSA, NSC and CW-Cooperatief. The Court has not yet ruled on these requests.

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

On September 6, 2016, the Tecate, Mexico Court issued a decree granting the counter guaranty requested by NSC. Such counter-guaranty was fixed in the amount of MXP 300,000.00 Mexican pesos and was given to the Court on October 13, 2016 at which time all remaining ex-parte restrictions on NSC related to the challenged transactions were suspended.

We believe that the claims made by EWG are baseless and without merit, and we will vigorously defend NSC and CW-Cooperatief in this litigation, and will seek dismissal of the orders entered by the court and all claims against NSC and CW-Cooperatief. Furthermore, on November 19, 2015, NSC and CW-Cooperatief filed a complaint in the United States District Court, Southern District of New York against EWG and its Managing Partner, based upon our conclusion that lawsuit filed by EWG in Mexico directly breaches a contract dated April 11, 2012 between NSC and CW-Cooperatief, and EWG. We are vigorously pursuing our claims and seeking relief pursuant to this complaint. We incurred legal fees in connection with this litigation of approximately $18,000 and $357,000 for the three and nine months ended September 30, 2016.

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

In the Cayman Islands, we provide water to retail customers under a license issued in July 1990 by the Cayman Islands government that grants our subsidiary, Cayman Water, the exclusive right to provide water to retail customers within our licensed service area. Pursuant to the license, we have the exclusive right to produce potable water and distribute it by pipeline to our licensed service area, which consists of two of the three most populated areas of Grand Cayman, the Seven Mile Beach and West Bay areas. For the three months ended September 30, 2016 and 2015, the Company generated approximately 38%, and 39%, respectively, of its consolidated revenues and 52% and 57%, respectively, of its consolidated gross profit from the retail water operations conducted pursuant to Cayman Water’s exclusive license. For the nine months ended September 30, 2016 and 2015, the Company generated approximately 40% and 41%, respectively, of its consolidated revenues and 55% and 58%, respectively, of its consolidated gross profit from the retail water operations conducted pursuant to Cayman Water’s exclusive license.

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

In October 2016, the Government of the Cayman Islands passed legislation which created a new utilities regulation and competition office (“URCO”). This legislation will become law when it is assented to by the Governor of the Cayman Islands and published in the official Cayman Islands Gazette. URCO is an independent and accountable regulatory body with a view of protecting the rights of consumers, encouraging affordable utility services, and promoting competition. URCO has the ability to supervise, monitor and regulate multiple utility undertakings and markets. Water utilities are not presently included in the scope of URCO’s regulatory functions and remain under the regulatory control of the WAC. We have been advised by government officials that it is government’s intention to include water utilities under the ambit of URCO through additional legislation in 2017. We have been further advised that if and when this additional legislation is enacted, the WAC will no longer regulate water utilities since this function will be taken over by URCO. We are presently unable to determine (i) when such additional legislation will be enacted and consequently if or when URCO will become its new regulator in the Cayman Islands; or (ii) the impact of URCO on our retail license negotiations.

The resolution of these license negotiations could result in a material reduction of the operating income and cash flows we have historically generated from our retail license and could require us to record an impairment loss to reduce the carrying value of our goodwill. Such impairment loss could have a material adverse impact on our results of operations.

We have purchased $20.7 million in land and equipment and incurred development expenses totaling approximately $19.0 million for a possible project in Mexico. We expect to expend significant additional funds in 2016 to continue to pursue this project. However, we may not be successful in completing this project.

We own a 99.9% interest in N.S.C. Agua, S.A. de C.V. (“NSC”), a development stage Mexico company formed to pursue a project encompassing the construction, operation and minority ownership of a 100 million gallon per day seawater reverse osmosis desalination plant to be located in northern Baja California, Mexico and an accompanying pipeline to deliver water to the Mexican potable water system (the “Project”). As of September 30, 2016, our consolidated balance sheet includes purchases for the Project of approximately $20.6 million in land and $98,000 in equipment. The project development activities we have conducted, which include conducting an equipment piloting plant and water data collection program at the proposed feed water source, completing various engineering studies and obtaining various governmental permits, have resulted in additional developmental expenses totaling $19.0 million from 2010 through September 30, 2016.

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

On June 15, 2016, the State designated the consortium comprised of NSC, NuWater S.A.P.I. de C.V. and Degremont S.A. de C.V. (the “Consortium”) as the winner of tender process for the Project.

On August 17, 2016, NSC and NuWater incorporated a special purpose project company named Aguas de Rosarito S.A.P.I. de C.V. (“AdR”) to execute the Project and executed a shareholders agreement agreeing among other things that; (i) AdR would purchase the Land and other Project assets from NSC on the date that the Project begins commercial operation; and (ii) AdR would enter into a Management and Technical Services Agreement with NSC effective on the first day that the Project begins commercial operation.

On August 22, 2016, the Public Private Partnership Agreement for public private partnership number 002/2015, contest number SIDUE-CEA-APP-2015-002 (“APP Contract”) was executed between AdR, the State Water Commission of Baja California (“CEA”), the Government of Baja California represented by the Secretary of Planning and Finance (“SPF”), and the Public Utilities Commission of Tijuana (“CESPT”). The APP Contract requires AdR to design, construct, finance and operate a seawater desalination plant (and accompanying aqueducts) with a capacity of up to 100 million gallons per day in two phases: the first with a capacity of 50 million gallons per day and an aqueduct to the Mexican potable water system in Tijuana, Baja California; and the second phase with a capacity of 50 million gallons per day and an aqueduct to a second delivery point in Tijuana. The first phase must be operational within 36 months of commencing construction, and the second phase must be operational by the end of 2024. The APP Contract further requires AdR to operate and maintain the plant and aqueducts for a period of 37 years starting from the commencement of operation of the first phase. At the end of the operating period the plant and aqueducts will be transferred to CEA.

The total Project cost is expected to be approximately 9 billion Mexican pesos, or approximately US$485 million (based upon the current exchange rate). Annual revenues from the Project are expected to be approximately 1.02 billion Mexican pesos, or approximately US$55.0 million (based upon the currency exchange rate as of August 23, 2016). Water rates under the APP Contract are indexed to the Mexican national consumer price index over its term. Electrical energy costs incurred by AdR to desalinate and deliver water are treated as a pass through charge to CEA, subject to efficiency guarantees. AdR expects to raise Mexican peso denominated debt financing through a consortium led by the North American Development Bank, which also provided financial advisory services to us and our partners through the bidding process and contract negotiations.

The APP Contract does not become effective until AdR secures the equity and debt financing required for the first phase of the Project and the following conditions are met:

•	the State has established and registered various payment trusts, guaranties and bank credit lines for specific use by the Project;
•	the CEA has obtained the rights from the relevant federal authority to take and desalinate seawater and distribute it for municipal use;
•	various water purchase and sale agreements between the CEA, the payment trusts and the CESPT have been executed;
•	AdR has obtained all rights of ways required for the aqueduct;

•	AdR has obtained permission from the relevant federal authority to discharge the residual water from the Project’s desalination plant; and

•	all financing agreements necessary to provide funding for the Project have been executed.

If the Consortium is ultimately unable to proceed with the Project, the land NSC has purchased may lose its strategic importance as the site for the Project and consequently may decline in value. If the Consortium does not proceed with the Project, NSC may ultimately be unable to sell this land for an amount equal to or in excess of its current carrying value of approximately $20.6 million, and any loss on sale of the land, or impairment loss we may be required to record as a result of a decrease in the fair value of the land could have a material adverse impact on our results of operations.

EWG Water LLC (“EWG”), a minority shareholder in NSC, has filed a lawsuit against NSC, CW-Cooperatief, the Public Registry of Commerce of Tijuana, Baja California, and other parties in the Civil Court located in Tecate, Baja California, Mexico.

In this lawsuit, EWG is challenging, among other things, the capital investment transactions that increased our ownership interest in NSC to 99.9%. EWG requested that the court, as a preliminary matter: (a) suspend the effectiveness of the challenged transactions; (b) order public officials in Mexico to record the pendency of the lawsuit in the public records; and (c) appoint an inspector for NSC to oversee its commercial activities. The court granted, ex-parte, the preliminary relief sought by EWG, which resulted in the placement of inscriptions for the lawsuit on NSC’s public records.

EWG is also seeking an order directing, among other things: (i) NSA, NSC and CW-Cooperatief to refrain from carrying out any transactions with respect to the Project; and (ii) NSA, NSC and CW-Cooperatief, and the partners thereof, to refrain from transferring any interests in NSA, NSC and CW-Cooperatief.

This litigation could adversely impact our efforts to complete the Project.

If we are unable to significantly increase the amount of water we presently sell from our plant in Bali, Indonesia, we may be required to cease its operations and may be required to record further impairment losses on our investment in our Bali subsidiary.

Through our subsidiary, CW-Bali, we have built and presently operate a seawater reverse osmosis plant with a productive capacity of approximately 790,000 gallons per day located in Nusa Dua, one of the primary tourist areas of Bali, Indonesia. Since its inception, the sales volumes for this plant have not been sufficient to cover its operating costs. CW-Bali’s operating loss was approximately ($2.4 million) for the nine months ended September 30, 2016, which includes an impairment loss recorded during the three months ended September 30, 2016 to reduce the carrying value of CW-Bali’s long-lived assets to their estimated fair value.

If we are not able to obtain a strategic partner for CW-Bali, sell water to new customers, or otherwise significantly increase the revenues generated by our Nusa Dua plant in the future, we may cease CW-Bali’s operations. We will also be required to cease CW-Bali’s operations if we do not obtain a new in-principle license for CW-Bali. If we cease operations at CW-Bali, we may be required to record further impairment losses to reduce the carrying value of our investment in CW-Bali to its fair value for the period in which we formally commit to exit the Bali market. Such impairment losses could have a material adverse impact on our results of operations. Any sale of a portion of our investment in CW-Bali may be for an amount less than our carrying amount, resulting in a loss on the sale that could have a material adverse impact on our results of operations. The carrying value of our investment in CW-Bali as of September 30, 2016 totaled $2.1 million, consisting of net assets of $1.51 million and a cumulative translation adjustment reflected in our stockholders’ equity of $549,555.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In July 2016, we issued 1,258 shares of preferred stock to 13 employees for cash at a price of $8.72 per share. The issuance of the preferred stock to the employees was exempt from registration under Regulation S promulgated under the Securities Act of 1933, as amended (the “Securities Act”), because the shares were issued outside of the United States to non-US persons (as defined in Regulation S). Three of the employees are US persons and the issuance of such shares to them was exempt under Section 4(a)(2) of the Securities Act. The US persons are knowledgeable, sophisticated and experienced in making investment decisions of this kind and received adequate information about us or had adequate access, including through the employee’s business relationship with us, to information about us.

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

Date: November 9, 2016