Form 10-K
period 2016-12-31
CONSOLIDATED WATER CO LTD
filed 2017-03-16
CIK 928340

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Yes ☐       No ☒

The aggregate market value of common stock held by non-affiliates of the registrant, based on the closing sales price for the registrant’s common shares, as reported on the NASDAQ Global Select Market on June 30, 2016, was $187,204,652.

As of March 10, 2017, 14,871,664 shares of the registrant’s common shares were outstanding.

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

The forward-looking statements contained in this report are not guarantees of future performance and involve certain risks, uncertainties and assumptions which are difficult to predict. Actual outcomes and results may differ materially from what is expressed in such forward-looking statements. Important factors which may affect these actual outcomes and results include, without limitation:

•	tourism and weather conditions in the areas we serve;
•	the economies of the U.S. and other countries in which we conduct business;
•	our relationships with the governments we serve;
•	regulatory matters, including resolution of the negotiations for the renewal of our retail license on Grand Cayman;
•	our ability to successfully enter new markets, including Mexico and the United States; and
•	other factors, including those “Risk Factors” set forth under Part I, Item 1A. “Risk Factors” in this Annual Report.

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

Overview

We develop and operate seawater desalination plants (that utilize reverse osmosis technology) and water distribution systems in areas where naturally occurring supplies of potable water are scarce or nonexistent. Through our subsidiaries and affiliates, we provide the following services to our customers in the Cayman Islands, The Bahamas, Belize, the British Virgin Islands and Indonesia:

•	Retail Water Operations. We produce and supply water to end-users, including residential, commercial and government customers in the Cayman Islands under an exclusive retail license issued by the Cayman Islands government to provide water in two of the three most populated and rapidly developing areas on Grand Cayman Island. We also have a desalination plant in Bali, Indonesia that sells water to resort and residential properties. In 2016, our retail water operations generated approximately 41% of our consolidated revenues. Substantially all of our retail revenues were generated by our Grand Cayman operations.

•	Bulk Water Operations. We produce and supply water to government-owned distributors in the Cayman Islands, Belize and the Bahamas. In 2016, our bulk water operations generated approximately 51% of our consolidated revenues.

•	Services Operations. We provide design, engineering, construction and management services for desalination plants and projects. We manufacture and service a wide range of water-related products and provide design, engineering, construction, management and other services for commercial and municipal water production, water supply and treatment, and industrial water and wastewater treatment. In 2016, our services operations generated approximately 8% of our consolidated revenues.

•	Affiliate Operations. We own 50% of the voting rights and 43.53% of the equity rights of Ocean Conversion (BVI) Ltd., which produces and supplies bulk water to the British Virgin Islands Water and Sewerage Department.

As of December 31, 2016, the number of plants we, or our affiliates, operated in each country and the production capacities of these plants are as follows:

(1)	In millions of gallons per day.

Location	Plants	Capacity(1)
Cayman Islands	6	8.9
Bahamas	3	15.2
Belize	1	0.6
British Virgin Islands	2	0.8
Bali	1	0.8
Total	13	26.3

(1)	In millions of gallons per day.

Strategy

Our strategy is to provide water services in areas where (i) the supply of potable water is scarce and (ii) the production of potable water by reverse osmosis desalination is, or will be, economically viable for customers in those areas. We also seek to complement this primary strategy with other products and services relevant to desalination, water production and water treatment. We focus primarily on markets with the following characteristics:

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

Key elements of our strategy include:

•	Expanding our existing operations in the Cayman Islands, The Bahamas and Belize. We plan to continue to seek new water supply agreements and licenses, renewing our existing supply agreements, and increasing our production levels in our existing markets.

•	Penetrating new markets. We plan to continue to seek opportunities to profitably expand our operations into new markets that have significant unfulfilled demands for potable water. These markets include the rest of the Caribbean, Mexico, Asia, the United States and any other areas where we can provide water on a profitable basis and in favorable regulatory environments. We may pursue these opportunities either on our own or through joint ventures and strategic alliances.

•	Broadening our existing and future operations with complementary products and services. We consider opportunities to leverage our water-related expertise to enter complementary industries as viable complements to our existing business and will pursue such opportunities as they arise. We may pursue these opportunities either on our own or through joint ventures, strategic alliances and/or acquisitions. Consistent with this strategy, in February 2016, we acquired 51% of the ownership of Aerex Industries, Inc., a U.S. original equipment manufacturer and service provider of a wide range of products and services applicable to desalination as well as commercial and municipal water production, water supply and treatment, and industrial water and wastewater treatment.

Our Company

We conduct our operations in the Cayman Islands, The Bahamas, Belize, the British Virgin Islands, Mexico, the United States and Indonesia through our subsidiaries and our affiliate, as detailed below.

Retail segment

Cayman Water Company Limited (“Cayman Water”). Cayman Water operates under an exclusive retail license granted by the Cayman Islands government to provide water to customers within a prescribed service area on Grand Cayman that includes the Seven Mile Beach and West Bay areas, two of the three most populated areas in the Cayman Islands. Cayman Water owns and operates three desalination plants and is the only non-government owned public water utility on Grand Cayman.

Consolidated Water (Asia) Pte. Limited (“CW-Asia”) and PT Consolidated Water Bali (“CW-Bali”). We own 95% of CW-Asia, a Singapore company, which owns 95% of CW-Bali, an Indonesian company. CW-Bali owns and operates a desalination plant with a capacity of 790,000 gallons per day that provides water to resort and residential properties in the Nusa Dua area of Bali, Indonesia.

Aquilex, Inc. (“Aquilex”). Aquilex, a United States company, provides financial, engineering, information technology, administrative and supply chain management support services to our subsidiaries and affiliate. We include Aquilex in our retail segment for financial reporting purposes; however it provides services to all three of our business segments.

Bulk segment

Consolidated Water (Bahamas) Limited (“CW-Bahamas”). We own approximately 90.9% equity interest in CW-Bahamas, which provides bulk water under long-term contracts to the Water and Sewerage Corporation of The Bahamas, a government agency. CW-Bahamas owns and operates our largest desalination plant and two other desalination plants.

Consolidated Water (Belize) Limited (“CW-Belize”). CW-Belize owns and operates one desalination plant and has an exclusive contract to provide bulk water to Belize Water Services Ltd., a water distributor that serves residential, commercial and tourist properties in Ambergris Caye, Belize.

Ocean Conversion (Cayman) Limited (“OC-Cayman”). OC-Cayman provides bulk water under licenses and agreements to the Water Authority-Cayman, a government-owned utility and regulatory agency, which distributes the water to properties located outside our exclusive retail license service area in Grand Cayman. OC-Cayman operates three desalination plants owned by the Water Authority-Cayman.

Services segment

DesalCo Limited (“DesalCo”). A Cayman Islands company, DesalCo provides management, engineering and construction services for desalination projects as well as management and engineering services relating to municipal water distribution and treatment.

Consolidated Water Cooperatief, U.A. (“CW-Cooperatief”), N.S.C. Agua, S.A. de C.V. (“NSC”) and Aguas de Rosarito S.A.P.I. de C.V. (“AdR”). CW-Cooperatief is a wholly-owned Netherlands subsidiary organized in 2010. CW-Cooperatief owns a 99.9% interest in NSC, a Mexican company. NSC was formed to pursue a project encompassing the design, construction, ownership and operation of a 100 million gallon per day seawater reverse osmosis desalination plant to be located in northern Baja California, Mexico and accompanying pipeline to deliver water to the Mexican potable water system. This project is currently in the development stage and NSC does not generate any operating revenues. In August 2016, NSC and another party incorporated AdR, a special purpose Mexican company that will ultimately own the Baja California project if it proceeds. NSC presently owns 99.6% of AdR.

Consolidated Water U.S. Holdings, Inc. (“CW-Holdings”) and Aerex Industries, Inc. (“Aerex”). On February 11, 2016, we purchased, through a newly formed wholly-owned U.S. subsidiary (CW-Holdings), a 51% interest in Aerex, a U.S. company located in Fort Pierce, Florida. Aerex is an original equipment manufacturer and service provider of a wide range of products and services applicable to desalination, municipal water treatment and industrial water and wastewater treatment. Its products include reverse osmosis desalination equipment, membrane separation equipment, filtration equipment, piping systems, vessels and custom fabricated components. Aerex also offers engineering, design, consulting, inspection, training and equipment maintenance services to its customers.

Affiliate

Ocean Conversion (BVI) Ltd. (“OC-BVI”). We own 50% of the voting stock of OC-BVI, a British Virgin Islands company, which sells bulk water to the Government of the British Virgin Islands Water and Sewerage Department. We own an overall 43.53% equity interest in OC-BVI’s profits and certain profit sharing rights that raise our effective interest in OC-BVI’s profits to approximately 45%. OC-BVI also pays our subsidiary, DesalCo Limited, fees for certain engineering and administrative services. We account for our investment in OC-BVI under the equity method of accounting.

Our Operations

For fiscal year 2016, our retail water, bulk water and services segments generated approximately 41%, 51% and 8%, respectively, of our consolidated revenues. For additional information about our business segments and geographical information about our operating revenues and long-lived assets, see Note 17 to our consolidated financial statements at ITEM 8 of this Annual Report.

Retail Water Operations

For fiscal years 2016, 2015 and 2014, our retail water operations accounted for approximately 41%, 41% and 37%, respectively, of our consolidated revenues. This business produces and supplies water to end-users, including residential, commercial and government customers in the Cayman Islands and Bali, Indonesia.

Retail Operations in the Cayman Islands

We sell water through our retail operations to a variety of residential and commercial customers through our wholly-owned subsidiary, Cayman Water, which operates under an exclusive license issued to us by the Cayman Islands government. Pursuant to the license, we have the exclusive right to produce potable water and distribute it by pipeline to our licensed service area which consists of two of the three most populated areas of Grand Cayman Island: Seven Mile Beach and West Bay.

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

The license was originally scheduled to expire in July 2010 but has been extended several times by the Cayman Islands government in order to provide the parties with additional time to negotiate the terms of a new license agreement. The most recent extension of the license expired on June 30, 2016. We continue to provide water subsequent to June 30, 2016 on the assumption that the license has been further extended to allow the parties to continue negotiations without interruption to an essential service.

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

Following the enactment of the New Laws, we were advised in correspondence from the Cayman Islands government and the WAC that: (i) the WAC, and not the Cayman Islands government, is the principal negotiator in these license negotiations; and (ii) the WAC has determined that a rate of return on invested capital model (“RCAM”) for the retail license is in the best interest of the public and Cayman Water’s customers. RCAM is the rate model currently utilized in the electricity transmission and distribution license granted by the Cayman Islands government to the Caribbean Utilities Company, Ltd. We responded to the Cayman Islands government that we disagreed with the government’s position on these two matters and negotiations for a new license temporarily ceased.

In July 2012, in an effort to resolve several issues relating to our retail license renewal negotiations, we filed an Application for Leave to Apply for Judicial Review (the “Application”) with the Grand Court of the Cayman Islands (the “Court”), seeking declarations that: (i) certain provisions of the New Laws appear to be incompatible and a determination as to how those provisions should be interpreted; (ii) the WAC’s roles as the principal license negotiator, statutory regulator and our competitor put the WAC in a position of hopeless conflict; and (iii) the WAC’s decision to replace the rate structure under our current exclusive license with RCAM was predetermined and unreasonable. The hearing for this judicial review was held in April 2014 and in June 2014 the Court issued its ruling, which was limited to the determination that (i) the renewal of the license does not require a public bidding process; and (ii) the WAC is the proper entity to negotiate with us for the renewal of the license.

In November 2014, we wrote to the Minister of Works offering to recommence license negotiations on the basis of the RCAM model subject to the following conditions: (i) the Government would undertake to amend the current water legislation to provide for an independent regulator and a fair and balanced regulatory regime more consistent with that provided under the electrical utility regulatory regime, (ii) the Government and we would mutually appoint an independent referee and chairman of the negotiations, (iii) our new license would provide exclusivity for the production and provision of all piped water, both potable and non-potable, within our Cayman Islands license area, (iv) the Government would allow us to submit our counter proposal to the WAC’s RCAM license draft, and (v) the principle of subsidization of residential customer rates by commercial customer rates would continue under a new license. In March 2015, we received a letter from the Minister of Works with the following responses to the November 2014 letter: (1) while the Cayman government plans to create a new public utilities commission, the provision of the new retail license will not depend upon the formation of such a commission; (2) any consideration regarding inclusion of the exclusive right to sell non-potable water within the area covered by the retail license will not take place until after the draft license has proceeded through the review process of the negotiations; (3) rather than allow us to submit our counter proposal to the WAC’s RCAM license draft, the WAC will draft the license with the understanding that we will be allowed to propose amendments thereto; (4) the principle of subsidization of residential customer rates by commercial customer rates would continue under the new license; and (5) a request that we consider eliminating our monthly minimum volume charge in the new license.

We recommenced license negotiations with the WAC during the third quarter of 2015 based upon a draft RCAM license provided by the WAC.

In October 2016, the Government of the Cayman Islands passed legislation which created a new utilities regulation and competition office (“OFREG”). OFREG is an independent and accountable regulatory body with a view of protecting the rights of consumers, encouraging affordable utility services, and promoting competition. OFREG has the ability to supervise, monitor and regulate multiple utility undertakings and markets. Water utilities are not presently included in the scope of OFREG’s regulatory functions and remain under the regulatory control of the WAC. However, we were given the opportunity by the Cayman Islands government to comment on four draft legislative bills which are intended to transfer responsibility for economic regulation of the water utility sector from the WAC to OFREG. We have not been advised as to the final form and content of these legislative bills and are therefore presently unable to assess their ultimate impact on our retail license negotiations, however we believe that these bills will be enacted into law within the coming months. OFREG began operations in January 2017, and we have been advised by the WAC that they are presently coordinating with OFREG to transfer responsibility for our license negotiations from the WAC to OFREG. We cannot presently determine the impact of OFREG or the pending legislative bills on our retail license negotiations, when our retail license negotiations will be completed, or the outcome of such negotiations.

See also ITEM 1.A. RISK FACTORS and ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Material Commitments, Expenditures and Contingencies – Renewal of Retail License.

Our retail operations in the Cayman Islands produce potable water at three reverse osmosis seawater conversion plants in Grand Cayman located at our Abel Castillo Water Works (“ACWW”), Britannia and West Bay sites. We own the land for our ACWW and West Bay plants and have entered into a lease for the land for our Britannia plant that expires January 1, 2027. The current production capacity of the plant located at ACWW is 2.0 million gallons of water per day. The production capacity of the Britannia plant is 715,000 gallons of water per day. The production capacity of the West Bay plant is approximately 900,000 gallons of water per day.

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

We bill our customers on a monthly basis based on metered consumption and bills are typically collected within 30 to 35 days after the billing date. Receivables not collected within 45 days subject the customer to disconnection from water service. In 2016, 2015 and 2014, bad debts represented less than 1% of our total annual retail sales. In addition to their past due invoice balance, customers that have had their service disconnected must pay re-connection charges.

Historically, demand on our pipeline distribution has varied throughout the year. Demand depends upon various factors including the number of tourists visiting and the amount of rainfall during any particular time of the year and other cyclical climate conditions. In general, the majority of tourists come from the United States during the winter which is also our dry season.

Retail Operations in Bali, Indonesia

During the latter half of 2012, we commenced, through our subsidiary, CW-Bali, the construction of a seawater desalination plant with an initial capacity of 264,000 gallons per day in Nusa Dua, one of the primary tourist areas of Bali, Indonesia. Nusa Dua has a target customer profile consisting of tourist resorts and luxury/vacation residences comparable to our retail service area on Grand Cayman. We believe the water demands of these properties in Nusa Dua already exceed the supply capacity of the local public water utility, will soon exceed other local sources (such as wells), and that other areas of Bali will also eventually experience fresh water shortages. However, as desalination had not been employed to any meaningful extent in Bali, we concluded that to obtain customers in Bali we must first demonstrate the viability of desalination as well as our capabilities and expertise. Consequently, we elected to construct this plant before obtaining water supply agreements for its production. During 2014, we expanded the capacity of this plant to 790,000 gallons per day.

Since its inception, we have recorded operating losses for CW-Bali as the sales volumes for its plant have not been sufficient to cover its operating costs. In 2016, we determined, based upon probability-weighted scenarios for CW-Bali’s future undiscounted cash flows, that the carrying values of CW-Bali’s long-lived assets were not recoverable and recorded an impairment loss of $2.0 million for the three months ended September 30, 2016 to reduce the carrying values of these assets to their estimated fair values.

See further discussion of our Bali retail operations at ITEM 1.A. RISK FACTORS and ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Material Commitments, Expenditures and Contingencies – CW-Bali.

Bulk Water Operations

For fiscal years 2016, 2015 and 2014, our bulk water operations accounted for approximately 51%, 56% and 60%, respectively, of our consolidated revenues. These operations produce potable water from seawater and sells this water to governments in the Cayman Islands, Belize and The Bahamas.

Bulk Water Operations in the Cayman Islands

Through our wholly-owned subsidiary OC-Cayman we provide bulk water on a take-or-pay basis to the WAC, a government owned utility and regulatory agency, under various agreements. The WAC in turn distributes that water to properties in Grand Cayman outside of our retail license area.

The water we sell to the WAC is produced at three reverse osmosis seawater conversion plants in Grand Cayman owned by the WAC but designed, built and operated by OC-Cayman: the Red Gate, North Sound and North Side Water Works plants, which have production capacities of approximately 1.3 million, 1.6 million and 2.4 million gallons of water per day, respectively. The plants we operate for the WAC are located on land owned by the WAC.

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

Bulk Water Operations in The Bahamas

We sell bulk water in The Bahamas through our majority-owned subsidiary, CW-Bahamas, to the Water and Sewerage Corporation of The Bahamas (“WSC”) and to a private resort on Bimini.

We supply bulk water in The Bahamas from our Windsor, Blue Hills and Bimini plants.

The water supply agreement for our Windsor plant, which has a capacity of 3.1 million gallons per day, was originally scheduled to expire in July 2013. Subsequent to July 2013, we continued to supply water from the Windsor plant on a month-to-month basis at the request of the government of The Bahamas. On December 28, 2016, we executed an amendment to the Windsor water supply agreement with the WSC, pursuant to which the agreement was extended for 15 years on a take-or-pay basis for a minimum of 16.8 million gallons per week. Pursuant to the amended agreement, CW Bahamas is required to complete capital improvements to the Windsor plant which we estimate will cost approximately $8.9 million to ensure that the plant can meet its performance guarantees during the extended agreement period. The per gallon price for the water supplied under the extended agreement, excluding the pass-through energy component, is approximately 18% less than the price in effect at December 31, 2016. The remaining terms of the amended agreement are substantially consistent with those of the original Windsor water supply agreement.

We supply water from the Blue Hills plant, our Company’s largest seawater conversion facility with a capacity of 12.0 million gallons per day, under the terms of a water supply agreement with the WSC that expires in March 2032 that requires us to deliver and requires the WSC to purchase a minimum of 63.0 million gallons of water each week.

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

Services Operations

For fiscal years 2016, 2015 and 2014, our services operations accounted for approximately 8%, 3% and 3%, respectively, of our consolidated revenues and are comprised of businesses providing services in the Cayman Islands, The Bahamas, the British Virgin Islands and the United States. These businesses construct, manufacture and service a wide range of water-related products and provide design, engineering, management, and other services for desalination, commercial and municipal water production, water supply and treatment, and industrial water and wastewater treatment.

We provide design, engineering and construction services for desalination projects through DesalCo, which is recognized by suppliers as an original equipment manufacturer of reverse osmosis seawater desalination plants for our Company. DesalCo also provides management and procurement services for desalination plants and engineering services relating to municipal water production, distribution and treatment. DesalCo also conducts research and development. DesalCo frequently tests new components and technology offered by suppliers in our business and, at times, we collaborate with suppliers in the development of their products.

On February 11, 2016, we purchased, through a newly formed wholly-owned U.S. subsidiary (CW-Holdings), a 51% interest in Aerex, a U.S. company located in Fort Pierce, Florida. Aerex is an original equipment manufacturer and service provider of a wide range of products and services applicable to desalination, municipal water treatment and industrial water and wastewater treatment. Its products include reverse osmosis desalination equipment, membrane separation equipment, filtration equipment, piping systems, vessels and custom fabricated components. Aerex also offers engineering, design, consulting, inspection, training and equipment maintenance services to its customers.

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

We account for our investment in OC-BVI using the equity method of accounting.

OC-BVI sells bulk water to BVIW&S, which distributes the water through its own pipeline system to residential, commercial and tourist properties on the islands of Tortola and Jost Van Dyke in the British Virgin Islands. OC-BVI provides operating, engineering and procurement services for another plant under a short-term agreement with Sage.

OC-BVI owns and operates a desalination plant located at Bar Bay, Tortola with a capacity of 720,000 gallons per day. Pursuant to a water supply agreement with the BVI government, OC-BVI is required to supply up to 600,000 gallons per day to the BVI government on a take-or-pay basis. This water supply agreement was schedule to expire in March 2017, but was extended in February 2017 to March 2031. The per gallon price for the water supplied under the extended agreement, excluding the pass-through energy component, is approximately 31% less than the price in effect at December 31, 2016. The remaining terms of the extended agreement are substantially consistent with those of the original Bar Bay water supply agreement.

OC-BVI purchases electrical power to operate this plant from BVI Electric Co. and operates diesel engine driven emergency power generators which can produce 100% of the plant’s production capacity when BVI Electric Co. is unable to provide power to the plant.

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

We use reverse osmosis technology to convert seawater to potable water at all of the plants we construct and operate. We believe that this technology is the most effective and efficient conversion process for our markets. However, we are always seeking ways to maximize efficiencies in our current processes and investigating new, more efficient processes to convert seawater to potable water. The equipment at our plants is among the most energy efficient available and we monitor and maintain the equipment in an efficient manner. As a result of our decades of experience in seawater desalination, we believe our expertise and experience with respect to the development and operation of desalination plants and similar facilities is easily transferable to locations outside of our current operating areas.

Raw Materials and Sources of Supply

All materials, parts and supplies essential to our business operations are obtained from multiple sources and we use the latest industry technology. Prior to our acquisition of Aerex, we did not manufacture any parts or components for equipment essential to our business. Aerex has manufactured some of the key components for some of our plants in the past and we expect Aerex to do so in the future. Our access to seawater for processing into potable water is granted through our licenses and contracts with governments of the various jurisdictions in which we have our operations.

Seasonal Variations in Our Business

Our retail and bulk operations are affected by the levels of tourism and are subject to seasonal variations in our service areas. Demand for our water in the Cayman Islands, Belize, and the Bahamas is affected by variations in the level of tourism and local weather, primarily rainfall. Tourism in our service areas is affected by the economies of the tourists’ home countries, primarily the United States and Europe, terrorist activity and perceived threats thereof, and increased costs of fuel and airfares. We normally sell more water during the first and second quarters, when the number of tourists is greater and local rainfall is less in our markets, than in the third and fourth quarters.

Government Regulations, Custom Duties and Taxes

Our operations and activities are subject to the governmental regulations and taxes of the countries in which we operate. The following summary of regulatory developments and legislation does not purport to describe all present and proposed regulation and legislation that may affect our businesses. Legislative or regulatory requirements currently applicable to our businesses may change in the future. Any such changes could impose new obligations on us that may adversely affect our businesses and operating results. The following paragraphs set forth some of the key governmental regulations in the jurisdictions in which we operate outside of the United States.

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

Market and Service Area

Although we currently operate in the Cayman Islands, Belize, the British Virgin Islands, The Commonwealth of The Bahamas, the United States and Indonesia we believe that our potential market consists of any location where a need exists for potable water and with access to seawater or brackish water. The desalination of seawater, either through distillation or reverse osmosis, is the most widely used process for producing potable water in areas with an insufficient natural supply. We believe our experience in the development and operation of reverse osmosis desalination plants will provide us with significant opportunities to successfully expand our operations beyond the markets in which we currently operate.

Cayman Islands. The Cayman Islands government, through the WAC, supplies water to parts of Grand Cayman, which are not within our licensed area, as well as to Cayman Brac. We operate all but one of the reverse osmosis desalination plants owned by the WAC on Grand Cayman and supply water under licenses and supply agreements held by OC-Cayman with the WAC.

According to the most recent information published by the Economics and Statistics Office of the Cayman Islands Government, the population of the Cayman Islands was estimated in December 2015 to be 60,413. According to the figures published by the Department of Tourism Statistics Information Center, during the year ended December 31, 2016, tourist air arrivals increased by less than 1% and tourist cruise ship arrivals fell by less than 1% compared to 2015.

Total visitors for the year were approximately 2.1 million in 2016 and 2015. We believe that our water sales in the Cayman Islands are more positively impacted by stay-over tourists that arrive by air than by those arriving by cruise ship, since cruise ship tourists generally only visit the island for one day or less and do not remain on the island overnight.

The Bahamas. On South Bimini Island in The Bahamas, we supply water to a private developer and do not have competitors. GE Water operates a seawater desalination plant on North Bimini Island and other small family islands. We competed with companies such as GE Water, Veolia, IDE Technologies, GS Inima and Biwater for the contract with the Bahamian government to build and operate a seawater desalination plant at Blue Hills, New Providence, Bahamas. We expect to compete with these companies and others for any future water supply contracts in The Bahamas.

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

Competition

Cayman Islands. Pursuant to our license granted by the Cayman Islands government, we have the exclusive right to provide potable, piped water within our licensed service area on Grand Cayman. We are the only non-government-owned public water utility on Grand Cayman. The Cayman Islands government, through the WAC, supplies water to parts of Grand Cayman located outside of our licensed service area. Although we have no competition within our exclusive retail license service area for potable water, our ability to expand our service area is at the discretion of the Cayman Island government. Private residences and commercial multi-unit dwellings up to four units may install potable water making equipment for their own use. Water plants on premises within our license area and serving only their premises in existence prior to 1991 can be maintained but not replaced or expanded. We are aware of only one such plant currently in operation. The Cayman Islands government, through the WAC, supplies water to parts of Grand Cayman outside of our licensed service area. We have competed with such companies as GE Water, Veolia, and IDE Technologies for bulk water supply contracts with the WAC.

The Bahamas. On South Bimini Island in The Bahamas, we supply water to a private developer and do not have competitors. GE Water operates a seawater desalination plant on North Bimini Island and other small islands. We competed with companies such as GE Water, Veolia, IDE Technologies, GS Inima and Biwater for the contract with the Bahamian government to build and operate a seawater desalination plant at Blue Hills, New Providence, Bahamas. We expect to compete with these companies and others for any future water supply contracts in The Bahamas.

Belize. On Ambergris Caye in Belize, our water supply contract with Belize Water Services Limited is exclusive, and Belize Water Services Limited cannot seek contracts with other water suppliers, or produce water itself, to meet their future needs in San Pedro, Ambergris Caye, Belize.

British Virgin Islands. In the British Virgin Islands, GE Water operates seawater desalination plants in West End, Tortola, and on Virgin Gorda and generally bids against OC-BVI for projects. In 2010, Biwater PLC negotiated a 16 year contract on a sole sourced basis, pursuant to which it has constructed and is operating a 2.75 million gallon per day desalination plant in Parakeeta Bay, Tortola for the British Virgin Islands government. In August 2015, this plant was acquired from Biwater by Seven Seas Water, a division of AquaVenture Holdings.

United States. Aerex competes in the highly fragmented industry for manufactured water production and treatment equipment, systems and services against a large number of manufacturers, fabricators and service providers, many of which have greater resources than Aerex.

Bali, Indonesia. In Bali, we compete against local water treatment equipment suppliers who provide equipment and services to individual resort properties.

To implement our growth strategy for our desalination businesses outside our existing operating areas, we will have to compete with some of the same companies we competed with for the Blue Hills project in Nassau, Bahamas such as GE Water, Veolia, IDE Technologies, GS Inima, and Biwater as well as other companies. Some of these companies currently operate in areas in which we would like to expand our operations and already maintain worldwide operations having greater financial, managerial and other resources than our company. We believe that our low overhead costs, knowledge of local markets and conditions and our efficient manner of operating desalinated water production and distribution equipment provide us with the capabilities to effectively compete for new projects in the Caribbean basin and other select markets.

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

United States. Consistent with other U.S. manufacturers, Aerex must comply with laws and regulations administered by the U.S. Environmental Protection Agency.

We are not aware of any existing or pending environmental legislation which may affect our operations. To date, we have not received any complaints from any regulatory authorities.

Employees

As of March 10, 2017, we employed a total of 117 persons, 63 in the Cayman Islands, 19 in The Bahamas, 22 in the United States, seven in Belize and six in Asia. We also leased 18 employees for Aerex’s manufacturing activities in the United States and managed the six employees of OC-BVI in the British Virgin Islands. We have 10 management employees and 34 administrative and clerical employees. The remaining employees are engaged in engineering, purchasing, plant maintenance and operations, pipe laying and repair, leak detection, new customer connections, meter reading and laboratory analysis of water quality. None of our employees is a party to a collective bargaining agreement. We consider our relationships with our employees to be good.

Available Information

Our website address is http://www.cwco.com. Information contained on our website is not incorporated by reference into this Annual Report, and you should not consider information contained on our website as part of this Annual Report.

We have adopted a written code of conduct and ethics that applies to all of our employees and directors, including, but not limited to, our principal executive officer, principal financial officer, and principal accounting officer or controller, or persons performing similar functions. The Code of Business Conduct and Ethics, the charters of the Audit Committee, Compensation Committee, Nominations and Corporate Governance Committee and the Consolidated Water Co. Ltd. Corporate Governance Guidelines of our Board of Directors are available at the Investors portion of our website.

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

In the Cayman Islands, we provide water to retail customers under a license issued in July 1990 by the Cayman Islands government that grants our subsidiary, Cayman Water, the exclusive right to provide water to retail customers within our licensed service area. Pursuant to the license, we have the exclusive right to produce potable water and distribute it by pipeline to our licensed service area, which consists of two of the three most populated areas of Grand Cayman, the Seven Mile Beach and West Bay areas. For the years ended December 31, 2016, 2015 and 2014, the Company generated approximately 40%, 40% and 36%, respectively, of its consolidated revenues and 56%, 56% and 54%, respectively, of its consolidated gross profit from the retail water operations conducted pursuant to Cayman Water’s exclusive license.

The license was originally scheduled to expire in July 2010 but has been extended several times by the Cayman Islands government in order to provide the parties with additional time to negotiate the terms of a new license agreement. The most recent extension of the license expired on June 30, 2016. We continue to provide water subsequent to June 30, 2016 on the assumption that the license has been further extended to allow the parties to continue negotiations without interruption to an essential service.

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

Following the enactment of the New Laws, we were advised in correspondence from the Cayman Islands government and the WAC that: (i) the WAC, and not the Cayman Islands government, is the principal negotiator in these license negotiations; and (ii) the WAC has determined that a rate of return on invested capital model (“RCAM”) for the retail license is in the best interest of the public and Cayman Water’s customers. RCAM is the rate model currently utilized in the electricity transmission and distribution license granted by the Cayman Islands government to the Caribbean Utilities Company, Ltd. We responded to the Cayman Islands government that we disagreed with the government’s position on these two matters and negotiations for a new license temporarily ceased.

In July 2012, in an effort to resolve several issues relating to our retail license renewal negotiations, we filed an Application for Leave to Apply for Judicial Review (the “Application”) with the Grand Court of the Cayman Islands (the “Court”), seeking declarations that: (i) certain provisions of the New Laws appear to be incompatible and a determination as to how those provisions should be interpreted; (ii) the WAC’s roles as the principal license negotiator, statutory regulator and our competitor put the WAC in a position of hopeless conflict; and (iii) the WAC’s decision to replace the rate structure under our current exclusive license with RCAM was predetermined and unreasonable. The hearing for this judicial review was held in April 2014 and in June 2014 the Court issued its ruling, which was limited to the determination that (i) the renewal of the license does not require a public bidding process; and (ii) the WAC is the proper entity to negotiate with us for the renewal of the license.

In November 2014 we wrote to the Minister of Works offering to recommence license negotiations on the basis of the RCAM model subject to the following conditions: (i) the Government would undertake to amend the current water legislation to provide for an independent regulator and a fair and balanced regulatory regime more consistent with that provided under the electrical utility regulatory regime, (ii) the Government and we would mutually appoint an independent referee and chairman of the negotiations, (iii) our new license would provide exclusivity for the production and provision of all piped water, both potable and non-potable, within our Cayman Islands license area, (iv) the Government would allow us to submit our counter proposal to the WAC’s RCAM license draft, and (v) the principle of subsidization of residential customer rates by commercial customer rates would continue under a new license. We received a letter from the Minister of Works in March 2015 with the following responses to the November 2014 letter: (1) while the Cayman government plans to create a new public utilities commission, the provision of the new retail license will not depend upon the formation of such a commission; (2) any consideration regarding inclusion of the exclusive right to sell non-potable water within the area covered by the retail license will not take place until after the draft license has proceeded through the review process of the negotiations; (3) rather than allow us to submit our counter proposal to the WAC’s RCAM license draft, the WAC will draft the license with the understanding that we will be allowed to propose amendments thereto; (4) the principle of subsidization of residential customer rates by commercial customer rates would continue under the new license; and (5) a request that we consider eliminating our monthly minimum volume charge in the new license.

We recommenced license negotiations with the WAC during the third quarter of 2015 based upon a draft RCAM license provided by the WAC.

In October 2016, the Government of the Cayman Islands passed legislation which created a new utilities regulation and competition office (“OFREG”). OFREG is an independent and accountable regulatory body with a view of protecting the rights of consumers, encouraging affordable utility services, and promoting competition. OFREG has the ability to supervise, monitor and regulate multiple utility undertakings and markets. Water utilities are not presently included in the scope of OFREG’s regulatory functions and remain under the regulatory control of the WAC. However, we were given the opportunity by the Cayman Islands government to comment on four draft legislative bills which are intended to transfer responsibility for economic regulation of the water utility sector from the WAC to OFREG. We have not been advised as to the final form and content of these legislative bills and are therefore presently unable to assess their ultimate impact on our retail license negotiations, however we believe that these bills will be enacted into law within the coming months. OFREG began operations in January 2017, and we have been advised by the WAC that they are presently coordinating with OFREG to transfer responsibility for our license negotiations from the WAC to OFREG. We cannot presently determine the impact of OFREG or the pending legislative bills on our retail license negotiations.

The resolution of these license negotiations could result in a material reduction of the operating income and cash flows we have historically generated from our retail license and could require us to record an impairment loss to reduce the carrying value of our goodwill. Such impairment loss could have a material adverse impact on our results of operations.

Our bulk water supply agreements in the Cayman Islands may not be renewed or may be renewed on terms less favorable to us.

All of our bulk water supply agreements are for fixed terms, and such agreements for plants that we operate but are owned by our customers provide for our customers to take over the operations of the plant upon expiration of the agreements.

Our bulk water supply agreements with the WAC for their North Sound and Red Gate plants expire in April 2017 and July 2017 respectively. Our bulk water supply agreement with the WAC for their North Side Water Works plant expires in June 2019. We generated $3.2 million, $2.2 million, and $2.1 million in revenues from the North Sound, Red Gate, and North Side Water Works plants, respectively, during the year ended December 31, 2016. We generated $3.0 million, $3.0 million, and $2.4 million in revenues from the North Sound, Red Gate, and North Side Water Works plants, respectively, during the year ended December 31, 2015. We generated $4.0 million, $3.0 million, and $2.9 million in revenues from the North Sound, Red Gate, and North Side Water Works plants, respectively, during the year ended December 31, 2014.

If our bulk water supply agreements are not renewed or are renewed on terms less favorable to us, our results of operations and cash flows will be adversely affected and we could be required to record an impairment charge to reduce the carrying value of our goodwill. Such impairment charge could have a material adverse impact on our results of operations.

We have paid $20.7 million for land and equipment and incurred development expenses of approximately $20.5 million to date for a possible project in Mexico. We expect to expend significant additional funds in 2017 to continue to pursue this project. However, we may not be successful in completing this project.

We own a 99.9% interest in N.S.C. Agua, S.A. de C.V. (“NSC”), a development stage Mexico company formed to pursue a project encompassing the construction, operation and minority ownership of a 100 million gallon per day seawater reverse osmosis desalination plant to be located in northern Baja California, Mexico and an accompanying pipeline to deliver water to the Mexican potable water system (the “Project”). As of December 31, 2016, our consolidated balance sheet includes purchases for the Project of approximately $20.6 million in land and $91,000 in equipment. The project development activities we have conducted, which include conducting an equipment piloting plant and water data collection program at the proposed feed water source, completing various engineering studies and obtaining various governmental permits, have resulted in additional developmental expenses totaling $20.5 million from 2010 through December 31, 2016.

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

In response to our APP Proposal, in September 2015 NSC received a letter dated June 30, 2015 from the Director General of the Comisión Estatal de Agua de Baja California (“CEA”), the State agency with responsibility for the Project that stated (i) the Project is in the public interest with high social benefits and is consistent with the objectives of the State development plan and (ii) that the Project and accompanying required public tender process should be conducted. In November 2015, the State officially commenced the tender for the Project, the scope of which the State defined as a first phase to be operational in 2019 consisting of a 50 million gallons per day plant and a pipeline that connects to the Mexican potable water infrastructure and a second phase to be operational in 2024 consisting of an additional 50 million gallons per day of production capacity. A consortium comprised of NSC, NuWater S.A.P.I. de C.V. and Degremont S.A. de C.V. (the “Consortium”) submitted its tender for the Project on the April 21, 2016 tender submission deadline date set by the State.

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

On June 15, 2016, the State designated the Consortium as the winner of tender process for the Project.

On August 17, 2016, NSC and NuWater incorporated a special purpose company named Aguas de Rosarito S.A.P.I. de C.V. (“AdR”) to execute the Project and executed a shareholders agreement agreeing among other things that: (i) AdR would purchase the land and other Project assets from NSC on the date that the Project begins commercial operation; and (ii) AdR would enter into a Management and Technical Services Agreement with NSC effective on the first day that the Project begins commercial operation. As of December 31, 2016, NSC owned 99.6% of AdR.

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

The total Project cost is expected to be approximately 9 billion Mexican pesos, or approximately US$463 million (based upon the currency exchange rate as of March 10, 2017). Annual revenues from the Project are expected to be approximately 1.02 billion Mexican pesos, or approximately US$52 million (based upon the currency exchange rate as of March 10, 2017). Water rates under the APP Contract are indexed to the Mexican national consumer price index over its term. Electrical energy costs incurred by AdR to desalinate and deliver water are treated as a pass through charge to CEA, subject to efficiency guarantees. AdR expects to raise Mexican peso denominated debt financing through a consortium led by the North American Development Bank, which also provided financial advisory services to the consortium through the bidding process and contract negotiations.

The APP Contract does not become effective until the following conditions are met:

•	the State has established and registered various payment trusts, guaranties and bank credit lines for specific use by the Project;
•	the CEA has obtained the rights from the relevant federal authority to take and desalinate seawater and distribute it for municipal use;
•	various water purchase and sale agreements between the CEA, the payment trusts and the CESPT have been executed;
•	AdR has obtained all rights of ways required for the aqueduct;
•	AdR has obtained permission from the relevant federal authority to discharge the residual water from the Project’s desalination plant; and
•	all equity and debt financing agreements necessary to provide the funding to AdR for the first phase of the Project have been executed.

Both the exchange rate for the Mexico peso relative to the dollar and general macroeconomic conditions in Mexico have declined since the U.S. Presidential election in November 2016. These changes have adversely impacted the estimated construction, operating, and financing costs for the Project. The APP Contract and the APP Law allow for the parties to negotiate (but do not guarantee) modifications to the water tariff in the event of such significant macroeconomic condition changes. In February 2017, AdR submitted proposals to the CEA requesting an increase to the water tariff to compensate for changes in foreign exchange rates, lending rates and certain changes in law which have impacted the Project. If AdR is unable to obtain this requested increase in the water tariff it may be unable to obtain the debt and equity financing required for the Project. We are currently unable to say whether or not such water tariff increase will be approved.

If AdR is ultimately unable to proceed with the Project, the land NSC has purchased may lose its strategic importance as the site for the Project and consequently may decline in value. If AdR does not proceed with the Project, NSC may ultimately be unable to sell this land for an amount equal to or in excess of its current carrying value of approximately $20.6 million, and any loss on sale of the land, or impairment loss NSC may be required to record as a result of a decrease in the fair value of the land could have a material adverse impact on our results of operations.

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

If we are unable to obtain a strategic partner for CW-Bali or otherwise significantly increase the amount of water we presently sell from its plant, we may cease its operations and may be required to record further impairment losses on our investment in this subsidiary.

Through our subsidiary, CW-Bali, we have built and presently operate a seawater reverse osmosis plant with a productive capacity of approximately 790,000 gallons per day located in Nusa Dua, one of the primary tourist areas of Bali, Indonesia. Since its inception, the sales volumes for this plant have not been sufficient to cover its operating costs. CW-Bali’s operating loss was approximately ($2.7 million) for the year ended December 31, 2016, which includes an impairment loss of $2.0 million recorded for the three months ended September 30, 2016 to reduce the carrying value of CW-Bali’s long-lived assets to their estimated fair value.

If in the coming months we are not able to obtain a strategic partner for CW-Bali or otherwise significantly increase the revenues generated by its Nusa Dua plant we may cease CW-Bali’s operations. If we cease operations at CW-Bali, we may be required to record further impairment losses to reduce the carrying value of our investment in CW-Bali for the period in which we formally commit to exit the Bali market. Such impairment losses could equal the carrying value of our investment in CW-Bali and have a material adverse impact on our results of operations. Any sale of a portion of our investment in CW-Bali may be for an amount less than our carrying amount, resulting in a loss on the sale that could have a material adverse impact on our results of operations. The carrying value of our investment in CW-Bali as of December 31, 2016 totaled $1.8 million, consisting of net assets of $1.2 million and a cumulative translation adjustment reflected in our stockholders’ equity of $549,555.

If the financial performance of our recently acquired subsidiary Aerex does not improve, we may be required to record further impairment losses to reduce the carrying value of the goodwill arising from this acquisition.

In February 2016, we acquired 51% ownership interest in Aerex. In connection with this acquisition we recorded initial goodwill of $8,035,211. Aerex’s actual results of operations subsequent to our acquisition of this company have fallen significantly short of the projected results that were included in the overall cash flow projections we utilized to determine the purchase price for Aerex and the fair values of its assets and liabilities. Based upon currently available information, we believe Aerex’s results of operations for fiscal year 2017 will also fall short of our purchase price projections for Aerex. Due to these actual and projected shortfalls in Aerex’s results of operations, we tested Aerex’s goodwill for possible impairment as of September 30, 2016 by estimating its fair value using the discounted cash flow method. As a result of this impairment testing, we determined that the carrying value of our Aerex goodwill exceeded its fair value, and recorded an impairment loss of $1,750,000 for the three months ended September 30, 2016 to reduce the carrying value of this goodwill to $6,285,211. We may be required to record additional impairment losses to reduce the carrying value of our Aerex goodwill in future periods if we determine it likely that Aerex’s results of operations will continue to fall short of our purchase price projections. Such impairment losses could have a material adverse impact on our results of operations.

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

The cost estimates we prepare in connection with the construction and operation of our plants are subject to inherent uncertainties. Additionally, the terms of our supply contracts may require us to guarantee the price of water on a per unit basis, subject to certain annual inflation and monthly energy cost adjustments, and to assume the risk that the costs associated with producing this water may be greater than anticipated. Because we base our contracted price of water in part on our estimation of future construction and operating costs, the profitability of our plants is dependent on our ability to estimate these costs accurately. The cost of materials and services and the cost of the delivery of such services may increase significantly after we submit our bid for a plant, which could cause the gross profit and net return on investment for a plant to be less than we anticipated when the bid was made. The profit margins we initially expect to generate from a plant could be further reduced if future operating costs for that plant exceed our estimates of such costs. These future operating costs could be affected by a variety of factors, including lower than anticipated production efficiencies and geo-hydrological conditions at the plant site that differ materially from those we believe would exist at the time we submitted our bid. Any construction and operating costs for our plants that significantly exceed our initial estimates could adversely impact our results of operations, financial condition and cash flows.

A significant portion of our consolidated revenues are derived from two customers. A loss of, or a less favorable relationship with, either of these customers could adversely affect us.

Our top two bulk water customers, the WAC and the Water and Sewerage Corporation of The Bahamas, accounted for approximately 13% and 33%, respectively, of our consolidated revenues for the year ended December 31, 2016. If either of these customers terminate for cause or decide not to renew their contracts with us, or renew such contracts on terms that are less favorable to us, or become unable for financial or other reasons to comply with the terms of our contracts with them, our results of operations, cash flows and financial condition could be adversely affected.

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

Our operations are affected by the levels of tourism and are subject to seasonal variations in our service areas. Demand for our water in the Cayman Islands, Belize, Bimini and The Bahamas is affected by variations in the level of tourism and local weather, primarily rainfall. Tourism in our service areas is affected by the economies of the tourists’ home countries, primarily the United States and Europe, terrorist activity and perceived threats thereof, and increased costs of fuel and airfares. We normally sell more water during the first and second quarters, when the number of tourists is greater and local rainfall is less, than in the third and fourth quarters. A downturn in tourism or greater than expected rainfall in the locations we serve could adversely impact our revenues, cash flows and results of operations.

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

We are subject to the local regulations of the Cayman Islands, Belize, the British Virgin Islands, The Bahamas and Indonesia, all of which are subject to change. Any government that regulates our operations may issue legislation or adopt new regulations, including but not limited to:

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

Our success depends upon the abilities of our executive officers. In particular, the loss of the services of Frederick W. McTaggart, our President and Chief Executive Officer, could be detrimental to our operations and our continued success. Mr. McTaggart has an employment agreement expiring on December 31, 2019. Each year, the term of this agreement may be extended for an additional year. However, we cannot guarantee that Mr. McTaggart will continue to work for us during the term of his agreement or will enter into any extensions thereof.

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

Our strategy contemplates potential entry into new markets (such as Mexico and other countries) where we believe a demand for potable water exists beyond the current supply of potable water in those markets. We may incur significant business development expenses in the pursuit of new markets prior to obtaining a contract for services in these markets, and such expenses could have an adverse impact on our results of operations and cash flows. We may decide to enter such markets by building new reverse osmosis desalination plants before we have obtained a contract for the sale of water produced by the new plant or before we have established a customer base for the water produced by the new plant. If after completing such plant we are unable to obtain a contract or sufficient number of customers for the plant, we may be unable to recover the cost of our investment in the plant, which could have a material adverse effect on our results of operations, cash flows and financial condition.

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

We are incorporated under the laws of the Cayman Islands and substantially all of our assets are located outside of the United States. In addition, eight of our 16 directors and executive officers reside outside the United States. As a result, it may be difficult for investors to affect service of process within the United States upon us and such other persons, or to enforce judgments obtained against such persons in United States courts, and bring any action, including actions predicated upon the civil liability provisions of the United States securities laws. In addition, it may be difficult for investors to enforce, in original actions brought in courts or jurisdictions located outside of the United States, rights predicated upon the United States securities laws.

Based on the advice of our Cayman Islands legal counsel, we believe no reciprocal statutory enforcement of foreign judgments exists between the United States and the Cayman Islands, and that foreign judgments originating from the United States are not directly enforceable in the Cayman Islands. A prevailing party in a United States proceeding against us or our officers or directors would have to initiate a new proceeding in the Cayman Islands using the United States judgment as evidence of the party’s claim. A prevailing party could rely on the summary judgment procedures available in the Cayman Islands, subject to available defenses in the Cayman Islands courts, including, but not limited to, the lack of competent jurisdiction in the United States courts, lack of due service of process in the United States proceeding and the possibility that enforcement or recognition of the United States judgment would be contrary to the public policy of the Cayman Islands.

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

For the year ended December 31, 2016, the average daily trading volume of our common shares was approximately 70,000 shares, a much lower trading volume than that of many other companies listed on the NASDAQ Global Select Market. A public trading market having the desired characteristics of depth, liquidity and orderliness depends on the presence in the market of willing buyers and sellers of our common shares at any given time. This presence in turn depends on the individual decisions of investors and general economic and market conditions over which we have no control. As a consequence of the limited volume of trading in our common shares, an investor in our stock may have difficulty selling a large number of our common shares in the manner, or at the price, that might be attainable if our common shares were more actively traded.

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

Option Deed. We are party to an Option Deed that is intended to improve the bargaining position of our Board of Directors in the event of an unsolicited offer to acquire our outstanding stock. Under the terms of the Option Deed, a stock purchase right is attached to each of our current or future outstanding common shares and redeemable preferred shares issued prior to the time the purchase rights become exercisable, are redeemed or expire. The purchase rights will become exercisable only if an individual or group has acquired, or obtained the right to acquire, or announced a tender or exchange offer that if consummated would result in such individual or group acquiring, beneficial ownership of 20% or more of our outstanding common shares. Upon the occurrence of a triggering event, the rights will entitle every holder of our shares, other than the acquirer, to purchase our shares or shares of our successor on terms that would likely be economically dilutive to the acquirer. Under certain circumstances, instead of common shares, our Board of Directors may issue cash or debt securities. Our Board of Directors, however, has the power to amend the Option Deed so that it does not apply to a particular acquisition proposal or to redeem the rights for a nominal value before they become exercisable. These features will likely encourage an acquirer to negotiate with our Board of Directors before commencing a tender offer or to condition a tender offer on our Board of Directors taking action to prevent the purchase rights from becoming exercisable. The Option Deed does not expire until July 2017.

As a result of these anti-takeover measures, we could deter efforts to make changes to, or exercise control over, current management. In addition, our shareholders may not have an opportunity to sell their common shares to a potential acquirer at the acquirer’s offering price, which is typically at a premium to market price.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Cayman Islands Properties

Abel Castillo Water Works

Our wholly owned subsidiary, Cayman Water, owns and operates our Abel Castillo Water Works (“ACWW”) site, which encompasses 12,812 square feet of buildings, a high service distribution pump house, warehouse space and three 1.0 million gallon potable water storage tanks. The site is located on 3.2 acres, including 485 feet of waterfront. The current water production capacity of this site is 2.0 million gallons per day.

We own an approximately one acre property adjacent to our ACWW plant which we purchased in 2007 for future use.

West Bay Plant

We own, operate and maintain our West Bay plant in Grand Cayman, which is located on 6.1 acres in West Bay. The plant began operating in 1995, was expanded over the years, and now has a production capacity of approximately 900,000 gallons per day. On this site we have a 2,600 square foot building which houses our water production facilities, a 2,400 square foot building which houses the potable water distribution pumps, a water quality testing laboratory, and office space and water storage capacity consisting of three 1.0 million gallon potable water tanks.

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

North Sound Plant

OC-Cayman operates the electrically powered North Sound plant, which is owned by the WAC, and supplies approximately 1.6 million gallons of desalinated water per day to the WAC. OC-Cayman leases the property on which the plant is located from the WAC for a minimal annual rent, for the duration of the sale and operating agreement, which expires in April 2017. Responsibility for operation of the plant passes to the WAC upon expiration of the sale and operating agreement.

North Side Water Works Plant

OC-Cayman operates this electrically powered plant, which is owned by the WAC. This plant can supply up to approximately 2.4 million gallons of desalinated water per day under a vendor-financed sale and operating agreement with the WAC. OC-Cayman leases the property on which the plant is located from the WAC for a minimal annual rent for the duration of the sale and operating agreement. Responsibility for operation of the plant passes to the WAC upon expiration of the sale and operating agreement in June 2019.

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

Windsor plant

We own the Windsor water production facility, located in Nassau, New Providence, with a production capacity of 3.1 million gallons per day. The plant is powered by a combination of diesel engine-driven high-pressure pumps, and electrical power purchased from the Bahamas Electricity Corporation to power all other loads in the plant. The plant is contained within a 13,000 sq. ft. concrete and steel building that also contains a warehouse, workshop and offices. It is located on land owned by the Water and Sewerage Corporation of The Bahamas and our water sales agreement gives us a license to use the land throughout the term of that agreement. This water supply agreement was originally scheduled to expire in July 2013 when we delivered the total amount of water required under the agreement, but has since been extended through 2031.

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

Aerex owns its 30,000 square foot manufacturing facility located in Fort Pierce, Florida and has approximately 6,000 square feet of office space in downtown Fort Pierce under a lease that expires in June 2018.

Mexico Properties

NSC owns 20.1 hectares of land in Rosarito Beach, Baja California, Mexico which is designated for use as the plant site for the proposed desalination project to be completed by AdR.

In November 2012, NSC entered into a lease with an effective term of 20-years from the date of full operation of the desalination plant, with the Comisión Federal de Electricidad for approximately 5,000 square meters of land on which it plans to construct the water intake and discharge works for the plant. The amounts due on this lease are payable in Mexican pesos at an amount that is currently equivalent to approximately $20,000 per month. This lease is cancellable by NSC should AdR ultimately not proceed with the project.

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

We believe that the claims made by EWG are baseless and without merit, and we will vigorously defend NSC and CW-Cooperatief in this litigation, and will seek dismissal of the orders entered by the court and all claims against NSC and CW-Cooperatief. We incurred legal fees in connection with this litigation of approximately $203,000 and $138,000 for the years ended December 31, 2016 and 2015, respectively.

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

	High	Low
First Quarter 2016	$12.17	$10.63
Second Quarter 2016	14.62	11.95
Third Quarter 2016	13.79	11.45
Fourth Quarter 2016	12.15	10.10

First Quarter 2015	$11.49	$9.78
Second Quarter 2015	13.12	10.59
Third Quarter 2015	13.50	9.97
Fourth Quarter 2015	13.12	10.37

No trading market exists for our redeemable preferred shares, which are only issued to, or purchased by, long-term employees of our company and must be held by these employees for a period of four years before they vest.

On December 16, 2016, we issued 15,192 shares of common stock to our directors under the Non-Executive Directors’ Share Plan in consideration for their service on our Board of Directors and the committees thereof. See “ITEM 11. EXECUTIVE COMPENSATION.”

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

The Options are not exercisable until the Distribution Date and will expire at the close of business on July 31, 2017, unless the Options are earlier redeemed by us. Additionally, following the Distribution Date, all Options that are, or in certain circumstances were, beneficially owned by any Acquiring Person will be null and void.

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

Any of the provisions of the Option Deed may be amended by our Board of Directors prior to the Distribution Date. After the Distribution Date, the provisions of the Option Deed may be amended by the Board of Directors in order to cure any ambiguity, to make changes which do not adversely affect the interests of holders of Options (excluding the interests of any Acquiring Person), or to shorten or lengthen any time period under the Option Deed. The Option Deed expires on July 31, 2017, and we do not expect our Board of Directors to extend the Option Deed beyond this expiration date.

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

Holders

As of March 10, 2017, we had 805 holders of record of our common stock.

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

	2016	2015
First Quarter	$0.075	$0.075
Second Quarter	0.075	0.075
Third Quarter	0.075	0.075
Fourth Quarter	0.075	0.075
	$0.30	$0.30

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

The table below contains selected financial data, derived from our audited consolidated financial statements for each of the years in the five-year period ended December 31, 2016. Our consolidated financial statements are prepared in accordance with the accounting principles generally accepted in the United States of America (“US-GAAP”). As a result, all financial information presented herein has been prepared in accordance with US-GAAP. This selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and with our consolidated financial statements and related notes thereto contained elsewhere in this Annual Report.

	Year Ended December 31,
	2016		2015	2014	2013	2012
Statement of Income Data:
Revenues	$57,875,707		$57,116,202	$65,559,078	$63,822,131	$65,450,702
Net Income	3,960,501	(1)	7,518,701	6,265,358	8,594,519	9,315,514
Balance Sheet Data:
Total Assets	163,604,528		161,575,026	160,293,143	165,364,854	150,449,086
Long Term Debt Obligations (including current portion)	-		-	-	15,255,167	6,852,660
Demand loan payable	-		6,958,328	8,833,312	-	-
Note payable to related party	490,000		-	-	-	-
Redeemable Preferred Stock	21,135		23,282	22,104	22,445	18,159
Non-controlling interests	8,500,424		3,154,943	2,933,496	2,599,258	1,927,214
Dividends Declared Per Share	$0.30		$0.30	$0.30	$0.30	$0.30
Basic Earnings Per Share	$0.27		$0.51	$0.43	$0.59	$0.64
Weighted Average Shares-Basic	14,809,909		14,741,748	14,697,896	14,633,884	14,578,518
Diluted Earnings Per Share	$0.27		$0.51	$0.42	$0.58	$0.64
Weighted Average Shares-Diluted	14,944,028		14,827,755	14,764,323	14,703,880	14,606,148

(1) Reflects $3,750,000 of impairment losses recorded during the third quarter.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Our primary objective is to provide water services in areas where the supply of potable water is scarce and where the use of reverse osmosis technology to produce potable water is economically feasible.

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

Our water production operations and activities, and those of our affiliate OC-BVI, are presently conducted at 13 plants in five countries: the Cayman Islands, The Bahamas, Belize, the British Virgin Islands and Indonesia. The following table sets forth the comparative combined production capacity of our retail, bulk and affiliate operations as of December 31 of each year.

Comparative Operations
2016			2015
Location	Plants	Capacity (1)	Location	Plants	Capacity (1)
Cayman Islands	6	8.9	Cayman Islands	7	9.1
Bahamas	3	15.2	Bahamas	3	15.2
Belize	1	0.6	Belize	1	0.6
British Virgin Islands	2	0.8	British Virgin Islands	2	0.8
Bali, Indonesia	1	0.8	Bali, Indonesia	1	0.8
	13	26.3		14	26.5

(1)	In millions of gallons per day.

Cayman Islands

We have been operating our business on Grand Cayman since 1973 and have been using reverse osmosis technology to convert seawater to potable water since 1989. The Cayman Islands have a limited natural supply of fresh water. We currently have an exclusive license from the Cayman Islands government to process potable water from seawater and then sell and distribute that water by pipeline to the Seven Mile Beach and West Bay areas of Grand Cayman. Our operations consist of three company owned and three government owned reverse osmosis seawater conversion plants which provide water to approximately 5,900 retail residential and commercial customers within a government licensed area and bulk water sales to the Water Authority-Cayman (“WAC”), respectively. Our pipeline system in the Cayman Islands covers the Seven Mile Beach and West Bay areas of Grand Cayman and consists of approximately 90 miles of potable water pipe.

Our exclusive license from the Cayman Islands government was set to expire on July 30, 2010, however, we and the Cayman Islands government have extended the license several times in order to provide sufficient time to negotiate the terms of a new license. The most recent extension of the license expired on June 30, 2016. We continue to provide water subsequent to June 30, 2016 on the assumption that the license has been further extended to allow the parties to continue negotiations without interruption to an essential service. We have been informed during our retail license negotiations that the Cayman Islands government seeks to restructure the terms of our license to employ a rate of return on invested capital model, the implementation of which could significantly reduce the operating income and cash flows we have historically generated from our retail license. Our retail license negotiations have also been impacted by the passage of new legislation in the Cayman Islands. See further discussion of this matter at ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Material Commitments, Expenditures and Contingencies - Renewal of Retail License.

The Bahamas

CW-Bahamas produces potable water from three reverse osmosis seawater conversion plants. Two of these plants, the Windsor plant and the Blue Hills plant, are located in Nassau, New Providence and have a total installed capacity of 15.1 million gallons per day. CW-Bahamas supplies water from these plants on a take-or-pay basis to the Water and Sewerage Corporation of The Bahamas (“WSC”) under long-term build, own and operate supply agreements. During 2016, we supplied approximately 3.8 billion gallons (2015: 3.7 billion gallons) of water to the WSC from these plants. CW-Bahamas’ third plant is located in Bimini, has a capacity of 115,000 gallons per day, and provides potable water to the Bimini Sands Resort and to the Bimini Beach Hotel. We have also sold water intermittently to the WSC from our Bimini plant when their regular supply was unavailable.

From time to time, CW-Bahamas has experienced delays in collecting its accounts receivable. Representatives of the Bahamas government have informed us that their previous delays in paying our accounts receivables did not reflect any type of dispute with us with respect to the amounts owed. To date, we have not been required to provide an allowance for any delinquent CW-Bahamas accounts receivable as such amounts were eventually paid in full. Based upon our experience, we believe that the accounts receivable from the WSC are fully collectible and therefore have not provided any allowance for possible non-payment of these receivables. Our accounts receivable balances due from the Bahamas government amounted to $11.0 million and $4.7 million, at December 31, 2016 and 2015, respectively.

Belize

CW-Belize was acquired on July 21, 2000, and consists of one reverse osmosis seawater conversion plant on Ambergris Caye, Belize, capable of producing 600,000 gallons per day. We sell water to one customer, Belize Water Services Limited, which then distributes the water through its own distribution system to residential, commercial and tourist properties on Ambergris Caye.

In 2009, the Minister of Public Utilities of the government of Belize published a declaratory order designating CW-Belize as a public utility provider. With this order the Public Utilities Commission of Belize (“PUC”) has the authority to regulate CW-Belize’s activities. In 2011, the PUC issued a second order that requires CW-Belize to take various actions mandated by the PUC that would be significant to its operations. Hearings on this matter have been conducted in a Belize court and the ruling on the matter is pending. See further discussion of this matter at ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Material Commitments, Expenditures and Contingencies – CW-Belize.

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

Our critical accounting estimates relate to the valuations of our (i) equity investment in our affiliate, OC-BVI; (ii) goodwill and intangible assets; and (iii) long-lived assets.

Valuation of Investment in OC-BVI

We account for our investment in OC-BVI under the equity method of accounting for investments in common stock. This method requires recognition of a loss on an equity investment that is other than temporary, and indicates that a current fair value of an equity investment that is less than its carrying amount may indicate a loss in the value of the investment.

As a quoted market price for OC-BVI’s stock is not available, to test for possible impairment of our investment in OC-BVI, we estimated its fair value through the use of the discounted cash flow method which relies upon projections of OC-BVI’s operating results, working capital and capital expenditures. The use of this method required us to estimate OC-BVI’s cash flows from (i) its water supply agreement with the BVI government for its Bar Bay plant (the “Bar Bay agreement”); and (ii) the pending amount awarded by the Eastern Caribbean Court of Appeals for the value of the Baughers Bay plant previously transferred by OC-BVI to the BVI government (see further discussion of the Baughers Bay litigation at Item 8. - Notes to the Consolidated Financial Statements - Note 8).

We estimated the cash flows OC-BVI will receive from its Bar Bay plant by (i) identifying various possible future scenarios which included the execution of a new agreement for the Bar Bay plant as well as the termination of Bar Bay plant operations upon the expiration of the existing Bar Bay agreement in March 2017; (ii) estimating the cash flows associated with each possible scenario; and (iii) assigning a probability to each scenario. We similarly estimated the cash flows OC-BVI will receive from the BVI government for the amount due under the ruling by the Eastern Caribbean Court of Appeals for the value of the Baughers Bay plant at the date it was transferred to the BVI government by assigning probabilities to different valuation scenarios. The resulting probability-weighted sum represented the expected cash flows, and our best estimate of future cash flows, to be derived by OC-BVI from its Bar Bay plant and the pending court award.

The identification of the possible scenarios for the Bar Bay plant and the Baughers Bay plant valuation, the projections of cash flows for each scenario, and the assignment of relative probabilities to each scenario all represented significant estimates made by us. While we used our best judgment in identifying these possible scenarios, estimating the expected cash flows for these scenarios and assigning relative probabilities to each scenario, these estimates were by their nature highly subjective and were also subject to material change by our management over time based upon new information or changes in circumstances.

During 2016, after updating our probability-weighted estimates of OC-BVI’s future cash flows and our resulting estimate of the fair value of our investment in OC-BVI, we determined that the carrying value of our investment in OC-BVI exceeded its fair value and recorded impairment losses of totaling $925,000 through the nine months ended September 30, 2016. We recorded impairment losses for our investment in OC-BVI of $1,060,000 and $860,000 for 2015 and 2014, respectively. As a result of the impairment losses recorded to date, as of December 31, 2016 the amount of our proportionate share (43.5%) of the net assets reflected on OC-BVI’s balance sheet exceeded the carrying value of our investment in OC-BVI by approximately $30,000.

In February 2017, the BVI government executed a 14 year extension to Bar Bay water supply agreement. The selling price for the water under this extension is approximately 31% lower than the price that was in effect as of December 31, 2016. Based upon the execution of this extension we believe further impairment losses to reduce the carrying value of our investment in OC-BVI will not be required unless the BVI government fails to comply with the terms of the Bar Bay extension or a presently unforeseen event occurs that would impact the future net cash flows we expect OC-BVI to generate.

Goodwill and intangible assets

Goodwill represents the excess cost over the fair value of the assets of an acquired business. Goodwill and intangible assets acquired in a business combination accounted for as a purchase and determined to have an indefinite useful life are not amortized, but are tested for impairment at least annually. Intangible assets with estimable useful lives are amortized over their respective estimated useful lives to their estimated residual values and reviewed periodically for impairment. We evaluate the possible impairment of goodwill annually as part of our reporting process for the fourth quarter of each fiscal year. Management identifies our reporting units, which consist of our retail and bulk operations and Aerex, and determines the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units. We determine the fair value of each reporting unit and compare these fair values to the carrying amounts of the reporting units. To the extent the carrying amount of the reporting unit exceeds the fair value of the reporting unit, we are required to perform the second step of the impairment test, as this is an indication that the reporting unit’s goodwill may be impaired. In this step, we compare the implied fair value of each reporting unit’s goodwill with the carrying amount of such goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit to all the assets (recognized and unrecognized) and liabilities of the reporting unit in a manner similar to a purchase price allocation. The residual fair value after this allocation is the implied fair value of the reporting unit’s goodwill. If the implied fair value is less than its carrying amount, the impairment loss is recorded.

For the years ended December 31, 2016 and 2015, we estimated the fair value of our reporting units by applying the discounted cash flow method, the subject company stock price method, the guideline public company method, and the mergers and acquisitions method.

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

We also estimated the fair value of each of our reporting units for the years ended December 31, 2016 and 2015 through reference to the quoted market prices for our Company and guideline companies and the market multiples implied by guideline merger and acquisition transactions.

We weighted the fair values estimated for each of our reporting units under each method and summed such weighted fair values to estimate the overall fair value for each reporting unit. The respective weightings we applied to each method as of December 31, 2016 were consistent with those used as of December 31, 2015 and were as follows:

Method	Retail	Bulk
Discounted cash flow	50%	50%
Subject company stock price	30%	30%
Guideline public company	10%	10%
Mergers and acquisitions	10%	10%
	100%	100%

The fair values we estimated for our retail, bulk and Aerex units exceeded their carrying amounts by 123%, 41%, and 26%, respectively, as of December 31, 2016. The fair values we estimated for our retail and bulk reporting units exceeded their carrying amounts by 72% and 20%, respectively, as of December 31, 2015.

We also performed an analysis reconciling the conclusions of value for our reporting units to our market capitalization at December 31, 2016. This reconciliation resulted in no implied control premium for our Company.

On February 11, 2016, we acquired 51% ownership interest in Aerex. In connection with this acquisition we recorded goodwill of $8,035,211. Aerex’s actual results of operations subsequent to its acquisition have fallen significantly short of the projected results that were included in the overall cash flow projections we utilized to determine the purchase price for Aerex and the fair values of its assets and liabilities. Based upon currently available information, we believe Aerex’s results of operations for fiscal 2017 will also fall short of our purchase price projections for Aerex. Due to these actual and projected shortfalls in Aerex’s results of operations, we tested Aerex’s goodwill for possible impairment as of September 30, 2016 by estimating its fair value using the discounted cash flow method. As a result of this impairment testing, we determined that the carrying value of our Aerex goodwill exceeded its fair value, and recorded an impairment loss of $1,750,000 for the three months ended September 30, 2016 to reduce the carrying value of this goodwill to $6,285,211. We may be required to record additional impairment losses to reduce the carrying value of our Aerex goodwill in future periods if we determine it likely that Aerex’s results of operations will continue to fall short of our purchase price projections.

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

Through our subsidiary, CW-Bali, we have built and presently operate a seawater reverse osmosis plant with a productive capacity of approximately 790,000 gallons per day located in Nusa Dua, one of the primary tourist areas of Bali, Indonesia. Since its inception, we have recorded operating losses for CW-Bali as the sales volumes for its plant have not been sufficient to cover its operating costs. In 2016, we determined, based upon probability-weighted scenarios for CW-Bali’s future undiscounted cash flows, that the carrying values of CW-Bali’s long-lived assets were not recoverable and recorded an impairment loss of $2.0 million for the three months ended September 30, 2016 to reduce the carrying values of these assets to their fair values. See further discussion of this subsidiary at Item 7. - “Material Commitments, Expenditures and Contingencies - CW-Bali.”

Quarterly Results of Operations

The following table presents unaudited quarterly results of operations for the eight quarters ended December 31, 2016. We believe that all adjustments, consisting only of normal recurring adjustments, necessary to present fairly such quarterly information have been included in the amounts reported below.

	Year Ended December 31, 2016 (1)
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Total revenues	$14,034,772	$15,398,635	14,385,353	14,056,947
Gross profit	6,177,031	6,592,379	5,919,323	5,562,153
Net income attributable to Consolidated Water Co. Ltd. stockholders	2,054,641	2,204,333	(1,865,332)	1,566,859
Diluted earnings per share	0.14	0.15	(0.13)	0.10

	Year Ended December 31, 2015 (1)
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Total revenues	$14,666,112	$14,485,669	$14,605,649	13,358,772
Gross profit	6,148,302	5,965,294	5,641,743	5,552,881
Net income attributable to Consolidated Water Co. Ltd. stockholders	1,921,261	2,228,100	1,775,500	1,593,840
Diluted earnings per share	0.13	0.15	0.12	0.11

(1)	Due to rounding, the sum of the quarterly amounts may not equal the reported amounts for the year.

Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and accompanying notes included under Part II, ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA, of this Annual Report.

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

Consolidated Results

Net income attributable to Consolidated Water Co. Ltd. stockholders for 2016 was $3,960,501, ($0.27 per share on a fully-diluted basis), as compared to $7,518,701 ($0.51 per share on a fully-diluted basis) for 2015.

Total revenues for 2016 and 2015 were $57,875,707 and $57,116,202, respectively. Higher revenues for our retail and services segments in 2016 served to offset a decrease in the bulk segment revenues. Gross profit for 2016 was $24,250,886 or 42% of total revenues, as compared to $23,308,220 or 41% of total revenues, for 2015. Gross profit for the retail and services segments increased from 2015 to 2016 while bulk segment gross profit remained relatively consistent. For further discussion of revenues and gross profit for 2016, see the “Results by Segment” analysis that follows.

G&A expenses on a consolidated basis were $18,677,584 and $14,840,156 for 2016 and 2015, respectively. The increase in consolidated G&A expenses from 2015 to 2016 is primarily attributable to the addition of approximately $2,309,000 in expenses for Aerex after our acquisition of a 51% ownership interest in this company in February 2016 and an increase of approximately $1,036,000 in the expenses incurred in connection with the project development activities of our Mexican subsidiaries.

We recorded an impairment loss of ($2 million) in 2016 to reduce the carrying value of CW-Bali’s long-lived assets to their estimated fair value. See further discussion of this impairment loss at Item 7. - “Material Commitments, Expenditures and Contingencies - CW-Bali.”

We recorded an impairment loss of ($1,750,000) in 2016 to reduce the carrying value of the goodwill associated with the Aerex acquisition. See further discussion of this impairment loss at the discussion of the results of the services segment that follows.

Other income (expense), net for 2016 was $417,954 as compared to ($542,570) for 2015. The fluctuation in this net component of our results of operations reflects (i) interest income that was approximately $404,000 less in 2016 than 2015 due to a decrease in interest earning deposit and loan receivable balances (ii) an impairment loss recorded for our equity investment in OC-BVI in 2016 of ($925,000) as compared to an impairment loss of ($1,060,000) for this investment in 2015; (iii) an unrealized loss of ($297,000) recorded in 2016 resulting from the revaluation of the net put/call option value recorded in connection with the Aerex acquisition; (iv) $271,000 relating to the gain on sale of fixed assets in 2016: and (iv) foreign currency gains relating to CW-Bali of approximately $201,000 in 2016, as compared to foreign currency losses relating to CW-Bali of approximately ($346,000) in 2015.

Results by Segment

Retail Segment:

The retail segment generated a loss from operations of ($248,844) in 2016 as compared to income from operations of $1,615,436 in 2015. The loss from operations for 2016 is attributable to a $2.0 million impairment loss recorded in 2016 on the long-lived assets of CW-Bali.

Revenues generated by our retail water operations were $23,505,619 in 2016 as compared to $23,254,757 in 2015. The volume of water sold by our Cayman Water retail operations increased by 12% from 2015 to 2016 which served to offset (i) lower energy costs, which reduced the energy component of the rates we charge to our Cayman Water customers by $818,771 from 2015; (ii) a reduction in Cayman Water base rates in the first quarter of 2016 of 4.4% from 2015; and (iii) a decrease in sales for CW-Bali of approximately $277,000.

Retail segment gross profit was $13,211,321 (56% of retail revenues) and $12,710,785 (55% of retail revenues) for 2016 and 2015, respectively.

Consistent with prior periods, we record all non-direct G&A expenses in our retail segment and do not allocate any of these non-direct expenses to our other two business segments. Retail G&A expenses for 2016 and 2015 remained relatively consistent at $11,460,165 and $11,095,349, respectively.

CW-Bali owns and operates a seawater reverse osmosis plant with a productive capacity of approximately 790,000 gallons per day located in Nusa Dua, one of the primary tourist areas of Bali, Indonesia. The revenues we generated from this plant amounted to $91,311 and $368,012 for 2016 and 2015, respectively. CW-Bali’s operating loss was approximately ($2,744,000) for 2016 as we recorded an impairment loss of $2.0 million for the quarter ended September 30, 2016 to reduce the carrying value of CW-Bali’s long-lived assets to their estimated fair value. CW-Bali’s operating loss was approximately ($484,000) for 2015. See further discussion of this subsidiary at Item 7. - “Material Commitments, Expenditures and Contingencies - CW-Bali.”

Bulk Segment:

The bulk segment contributed $8,413,644 and $8,613,523 to our income from operations for 2016 and 2015, respectively.

Bulk segment revenues were $29,647,034 and $31,854,255 for 2016 and 2015, respectively. The decrease in bulk revenues from 2015 to 2016 is attributable to our Bahamas and Cayman operations, which generated approximately $1,507,000 and $893,000 less in revenues, respectively, in 2016 than in 2015 due to a significant decrease in the prices of diesel fuel and electricity from 2015 to 2016, which reduced the pass-through energy component of our bulk water rates.

Gross profit for our bulk segment was $10,158,484 and $10,219,466 for 2016 and 2015, respectively. Gross profit as a percentage of bulk revenues increased to approximately 34% in 2016 as compared to 32% in 2015 due to the reduced energy prices, as energy expense for our bulk operations was approximately $2,048,000 less in 2016 than in 2015.

Bulk segment G&A expenses were $1,744,840 and $1,605,943 for 2016 and 2015, respectively. The slight increase in bulk G&A expenses in 2016 is attributable to a $175,467 increase in bank charges incurred by CW Bahamas attributable to incremental cash transfers from the Bahamas to our Cayman Islands headquarters.

Services Segment:

The comparability of the services segment’s results from 2015 to 2016 is significantly impacted by the inclusion of Aerex’s results of operations subsequent to our acquisition of a 51% ownership interest in this company in February 2016.

The services segment incurred losses from operations of ($6,341,498) and ($1,760,895) for 2016 and 2015, respectively.

Services segment revenues were $4,723,054 and $2,007,190 for 2016 and 2015, respectively. Services revenues increased in 2016 due to the addition of approximately $3.9 million of revenues from Aerex in 2016. The increase in service revenues in 2016 from the addition of Aerex was offset by a decrease in revenues recognized on plant construction and refurbishment projects performed for the WAC. Such revenues totaled $320,296 in 2016 as compared to $1,478,843 in 2015.

Gross profit for our services segment was $881,081 and $377,969 for 2016 and 2015, respectively. The increase in the services segment’s gross profit from 2015 to 2016 reflects incremental gross profit generated by Aerex of $796,450 offset by a decrease of $293,338 in gross profit generated on plant construction and refurbishment projects.

G&A expenses for the services segment were $5,472,579 and $2,138,864 for 2016 and 2015, respectively. The increase in G&A expenses for 2016 as compared to 2015 reflects the incremental G&A expenses of Aerex and an increase of $1,035,581 in the expenses incurred in connection with the project development activities of our Mexican subsidiaries. Total G&A expenses for Aerex for 2016 were approximately $2,308,000 and include $1,320,000 in amortization expenses for the intangible assets arising from our acquisition of Aerex.

Aerex’s actual results of operations for the period subsequent to our acquisition of the company on February 11, 2016 fell significantly short of the projected results for this period that were included in the overall cash flow projections we utilized to determine the purchase price for Aerex and the fair values of its assets and liabilities. Based upon currently available information, we believe Aerex’s results of operations for fiscal 2017 will also fall short of our purchase price cash flow projections for Aerex. Due to these actual and projected shortfalls in Aerex’s results of operations, we tested Aerex’s goodwill for possible impairment as of September 30, 2016. As a result of this impairment testing, we determined that the carrying value of our Aerex goodwill exceeded its fair value, and recorded an impairment loss of $1,750,000 to reduce the carrying value of this goodwill as of September 30, 2016. We may be required to record additional impairment losses to reduce the carrying value of our Aerex goodwill in future periods if we determine it likely that Aerex’s results of operations will continue to fall short of our purchase price projections.

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

Consolidated Results

Net income attributable to Consolidated Water Co. Ltd. common stockholders for 2015 was $7,518,701 ($0.51 per share on a fully-diluted basis), as compared to $6,265,358 ($0.42 per share on a fully-diluted basis) for 2014.

Total revenues for 2015 decreased to $57,116,202 from $65,559,078 in 2014 due to decreases in revenues for all three business segments. Gross profit for 2015 was $23,308,220 or 41% of total revenues, as compared to $23,472,100 or 36% of total revenues, for 2014. In 2015 as compared to 2014, gross profit dollars for the retail segment increased slightly but decreased for the bulk segment and the services segment generated a gross profit as opposed to incurring a gross loss. For further discussion of revenues and gross profit for 2015, see the “Results by Segment” analysis that follows.

General and administrative (“G&A”) expenses on a consolidated basis were $14,840,156 and $17,011,041 for 2015 and 2014, respectively. The decline in consolidated G&A expenses from 2014 to 2015 reflected (i) a decrease in professional fees of almost $484,000, as we incurred added fees in 2014 for the judicial review conducted in connection with our retail license negotiations; and (ii) a decrease of approximately $1,534,000 in the project development expenses incurred by NSC, our Mexico subsidiary.

Interest expense decreased to $269,090 in 2015 from $488,770 in 2014 as interest expense for 2014 reflected the prepayment premium paid for the early redemption in February 2014 of the remaining outstanding balance on our bonds payable and the amortization of the related bond discount and deferred issuance costs.

As a result of the declining cash flows projected from OC-BVI’s Bar Bay contract, we recorded impairment charges aggregating $1,060,000 and $860,000 in 2015 and 2014, respectively, to reduce the carrying value of our investment in OC-BVI to its estimated fair value. See further discussion of these impairment charges at Note 8 of Notes to Consolidated Financial Statements.

Other expense increased to $626,400 for 2015 from $203,135 for 2014 due to incremental foreign currency losses recorded for CW-Bali of approximately $223,000.

Results by Segment

Retail Segment:

The retail segment contributed $1,615,436 and $1,043,322 to our income from operations for 2015 and 2014, respectively.

Revenues generated by our retail water operations were $23,254,757 and $24,104,932 for 2015 and 2014, respectively. The drop in retail revenues in 2015 was attributable to a decrease in electricity prices from 2014 to 2015 that reduced the energy component of our retail water rates.

Retail segment gross profit was $12,710,785 (55% of retail revenues) and $12,583,655 (52% of retail revenues) for 2015 and 2014, respectively. The improvement in retail gross profit as a percentage of revenues from 2014 to 2015 was due to energy prices, maintenance expenses and water system losses for 2015 that were less than those for 2014.

Consistent with prior periods, we record all non-direct G&A expenses in our retail segment and do not allocate any of these non-direct costs to our other two business segments. Retail G&A expenses for 2015 and 2014 were $11,095,349 and $11,540,333, respectively. G&A expenses declined from 2014 to 2015 principally as a result of a decrease of approximately $531,000 in professional fees primarily due to incremental legal fees incurred in 2014 for the judicial review conducted in connection with our retail license negotiations.

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

Bulk Segment:

The bulk segment contributed $8,613,523 and $9,610,071 to our income from operations for 2015 and 2014, respectively.

Bulk segment revenues were $31,854,255 and $39,201,011 for 2015 and 2014, respectively. The decrease in bulk revenues from 2014 to 2015 was principally attributable to our Bahamas and Cayman operations, whose revenues decreased by approximately $5,641,000 and $1,532,000, respectively. The 2015 revenue decrease for our bulk operations resulted from significant decreases in the prices of diesel fuel and electricity from 2014 to 2015 that reduced the energy component of our bulk water rates, declines of 13% and 3% in the volumes of water sold by our Bahamas and Cayman operations, respectively, a reallocation of production to the Red Gate plant from the North Sound plant while the North Sound plant was being refurbished, and a reduction in rates charged for water produced from the North Sound Plant under the terms of the two-year operating agreement extension. These lower volumes of water sold by our bulk operations in 2015 reflected (i) the continuing water conservation and loss mitigation efforts of the Water and Sewerage Corporation of the Bahamas; and (ii) a decrease in purchases by the WAC.

Gross profit for our bulk segment was $10,219,466 and $11,215,570 for 2015 and 2014, respectively. Gross profit as a percentage of bulk revenues was approximately 32% for 2015 and 29% for 2014. Total gross profit dollars decreased in 2015 due to maintenance and repairs expenses that exceeded those for 2014 by approximately $363,000 and the lower revenues generated in 2015.

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

G&A expenses for the services segment were $2,138,864 and $3,865,209 for 2015 and 2014, respectively. The decrease in G&A expenses for 2015 as compared to 2014 reflected a decrease of approximately $1,534,000 in the project development expenses incurred by NSC, our Mexican subsidiary.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity Position

Our projected liquidity requirements for 2017 include capital expenditures for our existing operations of approximately $9.4 million, approximately $882,000 for notes payable and approximately $1.2 million for NSC’s project development activities. Our liquidity requirements for 2017 may also include quarterly dividends, if such dividends are declared by our Board. Our dividend payments amounted to approximately $4.6 million for the year ended December 31, 2016.

In February 2016, we purchased 51% of the equity ownership of Aerex, a U.S. original equipment manufacturer and service provider of a wide range of products and services applicable to municipal and industrial water treatment, for $7.7 million in cash.

Immediately following our acquisition of 51% of the ownership interest in Aerex, we and the former sole shareholder of Aerex loaned Aerex $510,000 and $490,000, respectively, in the form of notes payable which mature on June 30, 2017 and bear interest at 1% per annum. In February 2017, we and the former sole shareholder of Aerex loaned Aerex an additional $408,000 and $392,000, respectively, in the form of notes payable which mature on September 30, 2017 and bear interest at 1% per annum.

As of December 31, 2016, we had cash and cash equivalents of approximately $39.3 million and working capital of approximately $54.2 million. We are not presently aware of anything that would lead us to believe that we will not have sufficient liquidity to meet our needs for 2017 and thereafter.

Discussion of Cash Flows for the Year Ended December 31, 2016

Our cash and cash equivalents decreased to $39,254,116 as of December 31, 2016 from $44,792,734 as of December 31, 2015.

Cash Flows from Operating Activities

Our operating activities provided net cash of approximately $7.8 million. This net cash provided reflects net income generated for the year of approximately $2.8 million as adjusted for (i) various items included in the determination of net income that do not affect cash flows during the year; and (ii) changes in the other components of working capital. The more significant of such items and changes in working capital components included depreciation and amortization of approximately $7.4 million, a net increase in accounts receivable of approximately $5.9 million, and non-cash impairment losses aggregating approximately $4.7 million.

Cash Flows from Investing Activities

Net cash used in our investing activities was approximately $2.8 million. In February 2016, we acquired a 51% ownership interest in Aerex through a stock purchase agreement for an aggregate purchase price of approximately $7.7 million in cash. We purchased property plant and equipment and expended funds on construction in progress in the normal course of business in the aggregate of amount of approximately $3.5 million. We received approximately $5.6 million upon the maturity of a certificate of deposit. We collected approximately $1.8 million in principal repayments on our loans receivable from the WAC. As a result of a favorable ruling by a Mexico appellate court in February 2016, we also obtained the release of approximately $399,000 in cash that had been restricted and pledged as collateral for a letter of credit at December 31, 2015.

Cash Flows from Financing Activities

Our financing activities used approximately $10.6 million in net cash as we paid dividends of approximately $4.6 million and repaid a $7.0 million demand note payable. We also obtained a $490,000 working capital loan from Aerex’s prior sole stockholder that matures on June 30, 2017.

Material Commitments, Expenditures and Contingencies

Renewal of Retail License

We sell water through our retail operations under a license issued in July 1990 by the Cayman Islands government that grants Cayman Water the exclusive right to provide potable water to customers within its licensed service area. As discussed below, this license was set to expire in July 2010 but has since been extended while negotiations for a new license take place. Pursuant to the license, Cayman Water has the exclusive right to produce potable water and distribute it by pipeline to its licensed service area, which consists of two of the three most populated areas of Grand Cayman, the Seven Mile Beach and West Bay areas. For the years ended December 31, 2016, 2015 and 2014, the Company generated approximately 40%, 40% and 36%, respectively, of its consolidated revenues and 56%, 56% and 54%, respectively, of its consolidated gross profit from the retail water operations conducted pursuant to Cayman Water’s exclusive license.

Under the license, Cayman Water pays a royalty to the government of 7.5% of its gross retail water sales revenues (excluding energy cost adjustments). The selling prices of water sold to its customers are determined by the license and vary depending upon the type and location of the customer and the monthly volume of water purchased. The license provides for an automatic adjustment for inflation or deflation on an annual basis, subject to temporary limited exceptions, and an automatic adjustment for the cost of electricity on a monthly basis. The Water Authority-Cayman (the “WAC”), on behalf of the government, reviews and confirms the calculations of the price adjustments for inflation and electricity costs. If Cayman Water wants to adjust its prices for any reason other than inflation or electricity costs, Cayman Water has to request prior approval of the Cabinet of the Cayman Islands government. Disputes regarding price adjustments would be referred to arbitration.

The license was originally scheduled to expire in July 2010 but has been extended several times by the Cayman Islands government in order to provide the parties with additional time to negotiate the terms of a new license agreement. The most recent extension of the license expired on June 30, 2016. We continue to provide water subsequent to June 30, 2016 on the assumption that the license has been further extended to allow the parties to continue negotiations without interruption to an essential service.

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

Following the enactment of the New Laws, we were advised in correspondence from the Cayman Islands government and the WAC that: (i) the WAC, and not the Cayman Islands government, is the principal negotiator in these license negotiations; and (ii) the WAC has determined that a rate of return on invested capital model (“RCAM”) for the retail license is in the best interest of the public and Cayman Water’s customers. RCAM is the rate model currently utilized in the electricity transmission and distribution license granted by the Cayman Islands government to the Caribbean Utilities Company, Ltd. We responded to the Cayman Islands government that we disagreed with the government’s position on these two matters and negotiations for a new license temporarily ceased.

In July 2012, in an effort to resolve several issues relating to our retail license renewal negotiations, we filed an Application for Leave to Apply for Judicial Review (the “Application”) with the Grand Court of the Cayman Islands (the “Court”), seeking declarations that: (i) certain provisions of the New Laws appear to be incompatible and a determination as to how those provisions should be interpreted; (ii) the WAC’s roles as the principal license negotiator, statutory regulator and our competitor put the WAC in a position of hopeless conflict; and (iii) the WAC’s decision to replace the rate structure under our current exclusive license with RCAM was predetermined and unreasonable. The hearing for this judicial review was held in April 2014 and in June 2014 the Court issued its ruling, which was limited to the determination that (i) the renewal of the license does not require a public bidding process; and (ii) the WAC is the proper entity to negotiate with us for the renewal of the license.

In November 2014, we wrote to the Minister of Works offering to recommence license negotiations on the basis of the RCAM model subject to the following conditions: (i) the Government would undertake to amend the current water legislation to provide for an independent regulator and a fair and balanced regulatory regime more consistent with that provided under the electrical utility regulatory regime, (ii) the Government and we would mutually appoint an independent referee and chairman of the negotiations, (iii) our new license would provide exclusivity for the production and provision of all piped water, both potable and non-potable, within our Cayman Islands license area, (iv) the Government would allow us to submit our counter proposal to the WAC’s RCAM license draft, and (v) the principle of subsidization of residential customer rates by commercial customer rates would continue under a new license. In March 2015 we received a letter from the Minister of Works with the following responses to the November 2014 letter: (1) while the Cayman government plans to create a new public utilities commission, the provision of the new retail license will not depend upon the formation of such a commission; (2) any consideration regarding inclusion of the exclusive right to sell non-potable water within the area covered by the retail license will not take place until after the draft license has proceeded through the review process of the negotiations; (3) rather than allow us to submit our counter proposal to the WAC’s RCAM license draft, the WAC will draft the license with the understanding that we will be allowed to propose amendments thereto; (4) the principle of subsidization of residential customer rates by commercial customer rates would continue under the new license; and (5) a request that we consider eliminating our monthly minimum volume charge in the new license.

We recommenced license negotiations with the WAC during the third quarter of 2015 based upon a draft RCAM license provided by the WAC.

In October 2016, the Government of the Cayman Islands passed legislation which created a new utilities regulation and competition office (“OFREG”). OFREG is an independent and accountable regulatory body with a view of protecting the rights of consumers, encouraging affordable utility services, and promoting competition. OFREG has the ability to supervise, monitor and regulate multiple utility undertakings and markets. Water utilities are not presently included in the scope of OFREG’s regulatory functions and remain under the regulatory control of the WAC. However, we were given the opportunity by the Cayman Islands government to comment on four draft legislative bills which are intended to transfer responsibility for economic regulation of the water utility sector from the WAC to OFREG. We have not been advised as to the final form and content of these legislative bills and are therefore presently unable to determine their ultimate impact on our retail license negotiations, however we believe that these bills will be enacted into law within the coming months. OFREG began operations in January 2017, and we have been advised by the WAC that they are presently coordinating with OFREG to transfer responsibility for our license negotiations from the WAC to OFREG. We cannot presently determine the impact of OFREG or the pending legislative bills on our retail license negotiations.

We are presently unable to determine what impact the resolution of our retail license negotiations will have on our cash flows, financial condition or results of operations but such resolution could result in a material reduction of the operating income and cash flows we have historically generated from our retail operations and could require us to record an impairment loss to reduce the carrying value of our goodwill. Such impairment loss could have a material adverse impact on our results of operations.

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

In response to its APP Proposal, in September 2015 NSC received a letter dated June 30, 2015 from the Director General of the Comisión Estatal de Agua de Baja California (“CEA”), the State agency with responsibility for the Project, stating that (i) the Project is in the public interest with high social benefits and is consistent with the objectives of the State development plan and (ii) that the Project and accompanying required public tender process should be conducted. In November 2015, the State officially commenced the tender for the Project, the scope of which the State has defined as a first phase to be operational in 2019 consisting of a 50 million gallons per day plant and a pipeline that connects to the Mexican potable water infrastructure and a second phase to be operational in 2024 consisting of an additional 50 million gallons per day of production capacity. A consortium comprised of NSC, NuWater S.A.P.I. de C.V. and Degremont S.A. de C.V. (the “Consortium”) submitted its tender for the Project on the April 21, 2016 tender submission deadline date set by the State.

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

On June 15, 2016, the State designated the Consortium as the winner of tender process for the Project.

On August 17, 2016, NSC and NuWater incorporated a special purpose project company named Aguas de Rosarito S.A.P.I. de C.V. (“AdR”) to execute the Project and executed a shareholders agreement for AdR agreeing among other things that (i) AdR would purchase the land and other Project assets from NSC on the date that the Project begins commercial operation; and (ii) AdR would enter into a Management and Technical Services Agreement with NSC effective on the first day that the Project begins commercial operation. As of December 31, 2016, NSC owned 99.6% of AdR.

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

The total Project cost is expected to be approximately 9 billion Mexican pesos, or approximately US$463 million (based upon the currency exchange rate as of March 10, 2017). Annual revenues from the Project are expected to be approximately 1.02 billion Mexican pesos, or approximately US$52 million (based upon the currency exchange rate as of March 10, 2017). Water rates under the APP Contract are indexed to the Mexican national consumer price index over its term. Electrical energy costs incurred by AdR to desalinate and deliver water are treated as a pass through charge to CEA, subject to efficiency guarantees. AdR expects to raise Mexican peso denominated debt financing through a consortium led by the North American Development Bank, which also provided financial advisory services to the consortium through the bidding process and contract negotiations.

The APP Contract does not become effective until the following conditions are met:

•	the State has established and registered various payment trusts, guaranties and bank credit lines for specific use by the Project;
•	the CEA has obtained the rights from the relevant federal authority to take and desalinate seawater and distribute it for municipal use;
•	various water purchase and sale agreements between the CEA, the payment trusts and the CESPT have been executed;
•	AdR has obtained all rights of ways required for the aqueduct;

•	AdR has obtained permission from the relevant federal authority to discharge the residual water from the Project’s desalination plant; and

•	all equity and debt financing agreements necessary to provide the funding to AdR for the first phase of the Project have been executed.

Both the exchange rate for the Mexico peso relative to the dollar and general macroeconomic conditions in Mexico have declined since the U.S. Presidential election in November 2016. These changes have adversely impacted the estimated construction, operating, and financing costs for the Project. The APP Contract and the APP Law allow for the parties to negotiate (but do not guarantee) modifications to the water tariff in the event of such significant macroeconomic condition changes. On February 10, 2017, AdR submitted proposals to the CEA requesting an increase to the water tariff to compensate for changes in foreign exchange rates, lending rates and certain changes in law which have impacted the Project. If AdR is unable to obtain this requested increase in the water tariff it may be unable to obtain the debt and equity financing required for the Project. We are currently unable to say whether or not such water tariff increase will be approved.

If AdR is ultimately unable to proceed with the Project, the land NSC has purchased may lose its strategic importance as the site for the Project and consequently may decline in value. If AdR does not proceed with the Project, NSC may ultimately be unable to sell this land for an amount equal to or in excess of its current carrying value of approximately $20.6 million, and any loss on sale of the land, or impairment loss NSC may be required to record as a result of a decrease in the fair value of the land could have a material adverse impact on our results of operations.

Included in our results of operations are general and administrative expenses from NSC and AdR, consisting of organizational, legal, accounting, engineering, consulting and other costs relating to Project development activities. Such expenses amounted to approximately $3.0 million, $2.0 million and $3.7 million for the years ended December 31, 2016, 2015 and 2014, respectively. The assets and liabilities of NSC and AdR included in our consolidated balance sheets amounted to approximately $23.3 million and $221,000, respectively, as of December 31, 2016 and approximately $22.0 million and $488,000 respectively, as of December 31, 2015.

We expect to incur additional project development costs on behalf of NSC and AdR during 2017.

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

We believe that the claims made by EWG are baseless and without merit, will vigorously defend NSC and CW-Cooperatief in this litigation, and will seek dismissal of the orders entered by the court and all claims against NSC and CW-Cooperatief. We cannot presently determine the outcome of this litigation. However, such litigation could adversely impact our efforts to complete the Project. We incurred legal fees in connection with this litigation of approximately $203,000 and $138,000 for the years ended December 31, 2016 and 2015, respectively.

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

CW-Bali’s target resort customers in Nusa Dua (as do many other parties in Bali) obtain their fresh water primarily from wells on their properties that access the island’s underground fresh water aquifer. The continued use of such wells threatens to permanently damage the aquifer making it vulnerable to intrusion by seawater, sewage and pollution. The Bali government has sought to discourage and/or eliminate the use of such wells by threatening to impose substantial taxes on the water drawn from them. Our decision to build a speculative plant in Bali was based upon (i) PDAM’s inability to provide water to the various newer and planned resorts in Nusa Dua, resorts that required large quantities of fresh water; (ii) these resorts’ apparent interest in securing a new water supply given their eventual reduced access to fresh water wells due to governmental taxation, other regulatory actions or eventual contamination of the aquifer; and (iii) desalination as the only viable new means of supplying large amounts of fresh water to Nusa Dua in a reasonable time frame. We believed the resorts would utilize CW-Bali as a much higher quality, drought-proof, environmentally safe water supply and reduce or eliminate their dependence on wells and/or trucked water. However, no taxes have yet been assessed or governmental regulatory actions taken to discourage or end the use of fresh water wells. Economic conditions in Bali have declined significantly since CW-Bali commenced operations and, to date, the resorts in Nusa Dua have not elected to replace or supplement their much less expensive well water with CW-Bali’s alternative supply. A few of these target customers have installed their own small scale desalination plants. CW-Bali’s sales have been inadequate to cover its costs and we have incurred operating losses for this subsidiary since its inception.

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

While we continue to believe that desalination will play a major part in addressing the long term water supply needs of CW-Bali’s target market in Nusa Dua and Bali in general, the time frame for the widespread market adoption of such technology will likely be significantly longer than we anticipated when we decided to commence business in Bali. Consequently, effective for the three months ended September 30, 2016, we reassessed the prospects for CW-Bali in light of (i) its results to date; (ii) current circumstances and the uncertainties impacting the business; and (iii) its on-going funding requirements and our willingness to continue to provide such funding, and tested CW-Bali’s long-lived assets for possible impairment. To test for impairment, we estimated the future undiscounted cash flows CW-Bali will receive from its plant by (i) identifying various possible future scenarios for the business; (ii) estimating the undiscounted future cash flows associated with each possible scenario; and (iii) assigning a probability to each scenario. The resulting probability-weighted sum represents our best estimate of the future undiscounted cash flows to be derived by CW-Bali from its long-lived desalination plant assets. The carrying value of our Bali long-lived assets exceeded our probability-weighted estimate of CW-Bali’s future undiscounted cash flows which indicated impairment of these assets, and we recorded an impairment loss of $2.0 million for the three months ended September 30, 2016 to reduce the carrying value of our long-lived CW-Bali assets to their estimated fair value.

If in the coming months we are not able to obtain a strategic partner for CW-Bali, sell water to PDAM or to other new customers through a cooperation agreement, or otherwise significantly increase the revenues generated by our Nusa Dua plant, we may cease CW-Bali’s operations. If we cease operations at CW-Bali, we may be required to record further impairment losses to reduce the carrying value of our investment in CW-Bali for the period in which we formally commit to exit the Bali market. Such impairment losses could equal the carrying value of our investment in CW Bali and could have a material adverse impact on our results of operations. Any sale of a portion of our investment in CW-Bali may be for an amount less than our carrying amount, resulting in a loss on the sale that could have an adverse impact on our results of operations. The carrying value of our investment in CW-Bali as of December 31, 2016 totaled $1.8 million, consisting of net assets of $1.2 million and a cumulative foreign currency translation adjustment reflected in our stockholders’ equity of $549,555.

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

During the periods for which IDR was CW-Bali’s functional currency, we recorded foreign currency gains and losses arising from CW-Bali’s transactions conducted in currencies other than the IDR. Such foreign currency gains and losses included amounts associated with (i) transactions denominated in currencies other than the IDR and (ii) the re-measurement of monetary assets and liabilities denominated in currencies other than the IDR as of the balance sheet date. CW-Bali’s monetary assets and liabilities denominated in currencies other than the IDR consist of US$-denominated bank accounts and US$-denominated loans we provided to CW-Bali. Such foreign currency transaction gains (losses) were included in income and amounted to approximately $201,000, $(345,936) and $(123,327) for the years ended December 31, 2016, 2015 and 2014, respectively. After the re-measurement process of monetary assets and liabilities was completed, the assets and liabilities of CW-Bali were translated into US$ using exchange rates in effect at the end of each period. Revenues and expenses for CW-Bali were translated using rates that approximated those in effect during the period. The effect of these foreign currency translations was recognized in the cumulative translation adjustment included in our stockholders’ equity, which amounted to ($549,555) as of September 30 and December 31 of 2016 and ($533,365) as of December 31, 2015.

This change in functional currency will be applied on a prospective basis, and therefore, the cumulative translation adjustment of ($549,555) will remain unchanged until such time that the CW-Bali is no longer dependent on US$ funding to support its operations, we sell all or a portion of our equity interest in CW-Bali, or we discontinue CW-Bali’s operations. Translated amounts for non-monetary assets as of September 30, 2016 became the new accounting basis for those assets effective October 1, 2016. Monetary assets denominated in foreign currencies, including the IDR, will be re-measured to US$ at the current exchange rate as of the balance sheet date going forward. We anticipate that the likely effect of this change in functional currency will result in future foreign currency gains and losses that pertain to (i) transactions denominated in IDR and (ii) foreign currency re-measurements associated with monetary assets and liabilities denominated in IDR. As of December 31, 2016, such balances include IDR-denominated cash, and accounts payable, which amounted to approximately $28,000, and $7,000, respectively, based upon the exchange rate between the IDR and US$ as of that date. Based on this change in functional currency, our US$-denominated loans to CW-Bali will not be subject to further re-measurement adjustments.

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

45

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

In December 2016, the FASB issued ASU 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers, which amended the guidance on performance obligation disclosures and makes technical corrections and improvements to the new revenue standard. The standard is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, and permits early adoption on a limited basis. The update permits the use of either the retrospective or cumulative effect transition method.

The effective dates of ASU 2016-08, ASU 2016-10, ASU 2016-11, ASU 2016-12 and ASU 2016-20 are the same as ASU 2015-14 discussed above. The Company is currently evaluating the effect the adoption of these standards will have on the Company’s consolidated financial statements.

In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. ASU 2015-11 applies to all inventory that is measured using first-in, first-out or average cost. The guidance requires an entity to measure inventory at the lower of cost or net realizable value. ASU 2015-11 is effective prospectively for fiscal years, and for interim periods within those years, beginning after December 15, 2016. Early application is permitted. The adoption of ASU 2015-11 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740), Balance Sheet Classification of Deferred Taxes. ASU 2015-17 requires net deferred tax assets and liabilities be classified as noncurrent in a classified balance sheet and eliminates the classification between current and noncurrent amounts ASU No. 2015-17 is effective for financial statements issued for annual periods beginning after December 15, 2016 and interim periods within those annual periods. Early adoption is permitted. The adoption of ASU 2015-17 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

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

46

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

In March 2016, the FASB issued ASU 2016-07, Investments- Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting, which eliminates the requirement to apply the equity method of accounting retrospectively when a reporting entity obtains significant influence over a previously held investment. ASU 2016-07 will be effective for the Company’s fiscal year beginning January 1, 2017 and subsequent interim periods. The adoption of ASU 2016-07 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects related to the accounting for share-based payment transactions, including the accounting for income taxes, statutory tax withholding requirements and classification on the statement of cash flows. ASU 2016-09 is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The adoption of ASU 2016-09 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which clarifies how certain cash receipts and payments are presented in the statement of cash flows. ASU 2016-15 is effective for annual periods beginning after December 15, 2017 and early adoption is permitted. The Company is currently evaluating the effect the adoption of this amendment will have on the Company’s consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which removes Step 2 of the goodwill impairment test. Goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill allocated to that reporting unit. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. ASU 2017-04 should be applied on a prospective basis and is effective for annual periods beginning January 1, 2020. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company is currently evaluating the effect the adoption of this amendment will have on the Company’s consolidated financial statements.

Material Expenditures and Commitments

The following table summarizes our contractual obligations as of December 31, 2016:

	Total	2017	2018-2020	2021-2023	2024 and Thereafter
Employment agreements	$3,167,484	$1,846,150	$1,321,334	$-	$-
Operating leases	5,399,179	806,279	1,780,678	562,844	2,249,378
Purchase obligations	2,882,113	2,877,113	5,000	-	-
Security deposits	224,827	-	124,827	-	100,000
Total	$11,673,603	$5,529,542	$3,231,839	$562,844	$2,349,378

CW-Bahamas and CW-Belize Liquidity Considerations

Transfers of U.S. dollars from CW-Bahamas to our other subsidiaries require authorization in advance from the Central Bank of The Bahamas.

Transfers of U.S. dollars from CW-Belize to our other subsidiaries require authorization in advance from the Central Bank of Belize. Furthermore, weakness in the Belize economy has reduced the amount of U.S. dollars available for transfer by Belize banks, which limited the amount of U.S. dollars we were able to transfer from Belize to our other subsidiaries during 2016. We cannot presently determine when economic conditions in Belize will improve or when we will have an unlimited ability to transfer funds from CW-Belize.

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

Dividends

•	On January 31, 2016, we paid a dividend of $0.075 to shareholders of record on January 1, 2016.
•	On April 30, 2016, we paid a dividend of $0.075 to shareholders of record on April 1, 2016.
•	On July 31, 2016, we paid a dividend of $0.075 to shareholders of record on July 1, 2016.
•	On October 31, 2016, we paid a dividend of $0.075 to shareholders of record on October 3, 2016.
•	On January 31, 2017, we paid a dividend of $0.075 to shareholders of record on January 2, 2017.
•	On February 14, 2017, our Board declared a dividend of $0.075 payable on May 1, 2017 to shareholders of record on April 3, 2017.

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

As of December 31, 2016, we had approximately $3.8 million in loans receivable due from the WAC. These loans are current as to scheduled principal and interest payments.

Interest Rate Risk

We are not exposed to significant interest rate risk as the balance of our note payable is not material to our operations or financial condition.

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

As a result of our foreign operations, we have revenues and expenses, and assets and liabilities that are denominated in foreign currencies that are subject to variable foreign exchange rates. A 10% hypothetical adverse change in foreign exchange rates applied consistently to our financial instruments subject to foreign exchange risk would result in an increase or decrease in our consolidated net income of approximately $7,000 for the year ended December 31, 2016. A 10% hypothetical adverse change in foreign exchange rates applied variably to our financial instruments subject to foreign exchange risk would result in an increase or decrease in our consolidated net income of approximately $5,000 for the year ended December 31, 2016.

Although operations generally are conducted in the relevant local currency, we also are subject to foreign exchange transaction exposure when our subsidiaries transact business in a currency other than their own functional currency.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of

Consolidated Water Co. Ltd.

We have audited the accompanying consolidated balance sheets of Consolidated Water Co. Ltd. (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income (loss), stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Consolidated Water Co. Ltd as of December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Consolidated Water Co. Ltd.’s internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013) and our report dated March 16, 2017 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ Marcum llp

Fort Lauderdale, Florida

March 16, 2017

CONSOLIDATED WATER CO. LTD.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2016	2015
ASSETS
Current assets
Cash and cash equivalents	$39,254,116	$44,792,734
Certificate of deposit	-	5,637,538
Restricted cash	-	428,203
Accounts receivable, net	16,500,798	9,529,016
Inventory	2,305,879	1,918,728
Prepaid expenses and other current assets	1,096,200	1,282,660
Current portion of loans receivable	1,633,588	1,841,851
Costs and estimated earnings in excess of billings	85,211	-
Total current assets	60,875,792	65,430,730
Property, plant and equipment, net	53,084,105	53,743,170
Construction in progress	885,494	1,928,610
Inventory, non-current	4,606,088	4,558,374
Loans receivable	2,135,428	3,769,016
Investment in OC-BVI	4,086,630	4,548,271
Intangible assets, net	5,195,476	771,811
Goodwill	9,784,248	3,499,037
Land held for development	20,558,424	20,558,424
Other assets	2,392,843	2,767,583
Total assets	$163,604,528	$161,575,026

LIABILITIES AND EQUITY
Current liabilities
Accounts payable and other current liabilities	$4,898,908	$4,829,535
Dividends payable	1,187,214	1,177,246
Note payable to related party	490,000	-
Demand loan payable	-	6,958,328
Billings in excess of costs and estimated earnings	102,966	189,985
Total current liabilities	6,679,088	13,155,094
Deferred tax liability	1,915,241	-
Other liabilities	904,827	224,827
Total liabilities	9,499,156	13,379,921
Commitments and contingencies
Equity
Consolidated Water Co. Ltd. stockholders' equity
Redeemable preferred stock, $0.60 par value. Authorized 200,000 shares; issued and outstanding 35,225 and 38,804 shares, respectively	21,135	23,282
Class A common stock, $0.60 par value. Authorized 24,655,000 shares; issued and outstanding 14,871,664 and 14,781,201 shares, respectively	8,922,998	8,868,721
Class B common stock, $0.60 par value. Authorized 145,000 shares; none issued	-	-
Additional paid-in capital	85,621,033	84,597,349
Retained earnings	51,589,337	52,084,175
Cumulative translation adjustment	(549,555)	(533,365)
Total Consolidated Water Co. Ltd. stockholders' equity	145,604,948	145,040,162
Non-controlling interests	8,500,424	3,154,943
Total equity	154,105,372	148,195,105
Total liabilities and equity	$163,604,528	$161,575,026

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED WATER CO. LTD.

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2016	2015	2014
Retail revenues	$23,505,619	$23,254,757	$24,104,932
Bulk revenues	29,647,034	31,854,255	39,201,011
Services revenues	4,723,054	2,007,190	2,253,135
Total revenues	57,875,707	57,116,202	65,559,078

Cost of retail revenues	10,294,298	10,543,972	11,521,277
Cost of bulk revenues	19,488,550	21,634,789	27,985,441
Cost of services revenues	3,841,973	1,629,221	2,580,260
Total cost of revenues	33,624,821	33,807,982	42,086,978
Gross profit	24,250,886	23,308,220	23,472,100
General and administrative expenses	18,677,584	14,840,156	17,011,041
Impairment loss on long-lived assets	2,000,000	-	-
Impairment of goodwill	1,750,000	-	-
Income from operations	1,823,302	8,468,064	6,461,059

Other income (expense):
Interest income	609,750	1,013,252	1,440,631
Interest expense	(104,048)	(269,090)	(488,770)
Profit sharing income from OC-BVI	125,550	105,300	111,375
Equity in earnings of OC-BVI	337,809	294,368	303,380
Impairment loss on investment in OC-BVI	(925,000)	(1,060,000)	(860,000)
Unrealized loss on put/call option	(297,000)	-	-
Other	670,893	(626,400)	(203,135)
Other income (expense), net	417,954	(542,570)	303,481
Income before income taxes	2,241,256	7,925,494	6,764,540
Provision for (benefit from) income taxes	(536,057)	-	-
Net income	2,777,313	7,925,494	6,764,540
Income (loss) attributable to non-controlling interests	(1,183,188)	406,793	499,182

Net income attributable to Consolidated Water Co. Ltd. stockholders	$3,960,501	$7,518,701	$6,265,358

Basic earnings per common share attributable to Consolidated Water Co. Ltd. common stockholders	$0.27	$0.51	$0.43

Diluted earnings per common share attributable to Consolidated Water Co. Ltd. common stockholders	$0.27	$0.51	$0.42

Dividends declared per common share	$0.30	$0.30	$0.30

Weighted average number of common shares used in the determination of:
Basic earnings per share	14,809,909	14,741,748	14,697,896
Diluted earnings per share	14,944,028	14,827,755	14,764,323

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED WATER CO. LTD.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
	2016	2015	2014
Net income	$2,777,313	$7,925,494	$6,764,540
Other comprehensive income (loss)
Foreign currency translation adjustment	(17,042)	(53,660)	(10,953)
Total other comprehensive income (loss)	(17,042)	(53,660)	(10,953)
Comprehensive income (loss)	2,760,271	7,871,834	6,753,587
Comprehensive income (loss) attributable to non-controlling interests	(1,184,040)	404,110	498,634
Comprehensive income attributable to Consolidated Water Co. Ltd. stockholders	$3,944,311	$7,467,724	$6,254,953

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED WATER CO. LTD.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Redeemable preferred stock		Common stock		Additional paid-in	Retained	Cumulative translation	Non-controlling	Total stockholders’
	Shares	Dollars	Shares	Dollars	capital	earnings	adjustment	interests	equity
Balance as of December 31, 2013	37,408	$22,445	14,686,197	$8,811,718	$83,381,387	$47,155,548	$(471,983)	$2,599,258	$141,498,373
Issue of share capital	5,957	3,574	18,294	10,976	244,787	-	-	-	259,337
Conversion of preferred stock	(4,756)	(2,854)	4,756	2,854	-	-	-	-	-
Buyback of preferred stock	(1,822)	(1,093)	-	-	(12,569)	-	-	-	(13,662)
Net income	-	-	-	-	-	6,265,358	-	499,182	6,764,540
Exercise of options	53	32	6,652	3,991	49,113	-	-	-	53,136
Dividends declared	-	-	-	-	-	(4,420,285)	-	(164,396)	(4,584,681)
Foreign currency translation adjustment	-	-	-	-	-	-	(10,405)	(548)	(10,953)
Stock-based compensation	-	-	-	-	116,574	-	-	-	116,574
Balance as of December 31, 2014	36,840	22,104	14,715,899	8,829,539	83,779,292	49,000,621	(482,388)	2,933,496	144,082,664
Issue of share capital	8,615	5,169	10,514	6,308	131,741	-	-	-	143,218
Conversion of preferred stock	(7,195)	(4,317)	7,195	4,317	-	-	-	-	-
Buyback of preferred stock	(748)	(449)	-	-	(5,565)	-	-	-	(6,014)
Net income	-	-	-	-	-	7,518,701	-	406,793	7,925,494
Exercise of options	1,292	775	47,593	28,557	427,431	-	-	-	456,763
Dividends declared	-	-	-	-	-	(4,435,147)	-	(182,663)	(4,617,810)
Foreign currency translation adjustment	-	-	-	-	-	-	(50,977)	(2,683)	(53,660)
Stock-based compensation	-	-	-	-	264,450	-	-	-	264,450
Balance as of December 31, 2015	38,804	23,282	14,781,201	8,868,721	84,597,349	52,084,175	(533,365)	3,154,943	148,195,105
Issue of share capital	8,421	5,053	25,156	15,094	159,426	-	-	-	179,573
Conversion of preferred stock	(11,558)	(6,935)	11,558	6,935	-	-	-	-	-
Buyback of preferred stock	(1,755)	(1,053)	-	-	(13,001)	-	-	-	(14,054)
Net income	-	-	-	-	-	3,960,501	-	(1,183,188)	2,777,313
Exercise of options	1,313	788	53,749	32,248	535,813	-	-	-	568,849
Dividends declared	-	-	-	-	-	(4,455,339)	-	(182,663)	(4,638,002)
Foreign currency translation adjustment	-	-	-	-	-	-	(16,190)	(852)	(17,042)
Beginning Aerex non-controlling interest at fair value								6,712,184	6,712,184
Stock-based compensation	-	-	-	-	341,446	-	-	-	341,446
Balance as of December 31, 2016	35,225	$21,135	14,871,664	$8,922,998	$85,621,033	$51,589,337	$(549,555)	$8,500,424	$154,105,372

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED WATER CO. LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2016	2015	2014
Cash flows from operating activities
Net income	$2,777,313	$7,925,494	$6,764,540
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,241,915	5,657,580	5,524,359
Amortization of other assets	179,353	179,353	179,353
Amortization of prepaid land lease	19,241	23,014	25,968
Amortization of debt issuance costs	41,672	125,016	170,289
Deferred income tax benefit	(536,057)	-	-
Provision for doubtful accounts	42,553	-	-
Unrealized loss on put/call option	297,000	-	-
Compensation expense relating to stock and stock option grants	521,019	407,668	202,454
Net loss (gain) on disposal of fixed assets	(314,381)	32,566	77,495
Foreign currency transaction adjustment	(172,130)	420,641	107,839
Profit sharing and equity in earnings of OC-BVI	(463,359)	(399,668)	(414,755)
Impairment loss on long-lived assets	2,000,000	-	-
Impairment of goodwill	1,750,000	-	-
Impairment of investment in OC-BVI	925,000	1,060,000	860,000
Change in:
Accounts receivable and costs and estimated earnings in excess of billings	(5,910,009)	3,402,728	5,988,523
Inventory	(622,724)	(732,588)	(566,928)
Prepaid expenses and other assets	185,401	276,116	423,893
Accounts payable and other liabilities and billings in excess of costs and estimated earnings - construction project	(138,455)	(1,058,134)	(1,158,169)
Net cash provided by operating activities	7,823,352	17,319,786	18,184,861

Cash flows from investing activities
Purchase of certificate of deposit	-	(5,637,538)	(5,000,000)
Maturity of certificate of deposit	5,637,538	5,000,000	-
Additions to property, plant and equipment and construction in progress	(3,462,150)	(3,113,565)	(3,626,278)
Proceeds from sale of equipment	547,332	10,160	13,620
Distribution of earnings from OC-BVI	-	-	969,600
Acquisition of Aerex, net of cash acquired	(7,742,853)	-	-
Collections on loans receivable	1,841,851	1,726,310	1,691,102
Sale of marketable securities	-	-	8,587,475
Payment for land held for development	-	-	(7,382,858)
Payment of land purchase obligation	-	-	(10,050,000)
Release/(restriction) of cash balance	398,744	(42,716)	(456,083)
Net cash used in investing activities	(2,779,538)	(2,057,349)	(15,253,422)

Cash flows from financing activities
Dividends paid to CWCO common shareholders	(4,433,539)	(4,417,534)	(4,407,249)
Dividends paid to non-controlling interests	(182,663)	(201,473)	(164,396)
Dividends paid to CWCO preferred shareholders	(11,831)	(11,881)	(11,528)
Repurchase of redeemable preferred stock	(14,054)	(6,014)	(13,077)
Proceeds received from exercise of stock options	568,849	456,763	52,551
Issuance of note payable to related party	490,000	-	-
Principal repayments of long term debt	-	-	(5,301,327)
Proceeds received from demand loan payable	-	-	10,000,000
Repayments of demand loan payable	(7,000,000)	(2,000,000)	(1,000,000)
Net cash used in financing activities	(10,583,238)	(6,180,139)	(845,026)
Effect of exchange rate changes on cash	806	(3,253)	760
Net increase (decrease) in cash and cash equivalents	(5,538,618)	9,079,045	2,087,173
Cash and cash equivalents at beginning of period	44,792,734	35,713,689	33,626,516
Cash and cash equivalents at end of period	$39,254,116	$44,792,734	$35,713,689

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED WATER CO. LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Principal activity

Consolidated Water Co. Ltd., and its subsidiaries (collectively, the “Company”) use reverse osmosis technology to produce potable water from seawater. The Company processes and supplies water and provides water-related products and services to its customers in the Cayman Islands, Belize, The Bahamas, the British Virgin Islands, the United States and Indonesia. The Company sells water to a variety of customers, including public utilities, commercial and tourist properties, residential properties and government facilities. The base price of water supplied by the Company, and adjustments thereto, are determined by the terms of a retail license and bulk water supply contracts which provide for adjustments based upon the movement in the government price indices specified in the license and contracts as well as monthly adjustments for changes in the cost of energy. The Company also manufactures and services a wide range of products and provides design, engineering, management, operating and other services applicable to desalination, commercial and municipal water production, supply and treatment, and industrial water and wastewater treatment.

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

Basis of consolidation: The accompanying consolidated financial statements include the accounts of the Company’s (i) wholly-owned subsidiaries, Aquilex, Inc., Cayman Water Company Limited (“Cayman Water”), Consolidated Water (Belize) Limited (“CW-Belize”), Ocean Conversion (Cayman) Limited (“OC-Cayman”), DesalCo Limited (“DesalCo”), Consolidated Water Cooperatief, U.A. (“CW-Cooperatief”), Consolidated Water U.S. Holdings, Inc. (“CW-Holdings”); and (ii) majority-owned subsidiaries Consolidated Water (Bahamas) Ltd. (“CW-Bahamas”), Aerex Industries, Inc. (“Aerex”), Consolidated Water (Asia) Pte. Limited, PT Consolidated Water Bali (“CW-Bali”), N.S.C. Agua, S.A. de C.V. (“NSC”) and Aguas de Rosarito S.A.P.I. de C.V. (“AdR”). The Company’s investment in its affiliate Ocean Conversion (BVI) Ltd. (“OC-BVI”) is accounted for using the equity method of accounting. All significant intercompany balances and transactions have been eliminated in consolidation.

Foreign currency: The Company’s reporting currency is the United States dollar (“US$”). The functional currency of the Company and its foreign operating subsidiaries (other than CW-Bali, NSC and CW-Cooperatief) is the currency for each respective country. As discussed in Note 18, the Company changed the functional currency of CW-Bali from the Indonesian rupiah to the US$ as of October 1, 2016. The functional currency for NSC and CW-Cooperatief is the US$. The exchange rates for the Cayman Islands dollar, the Belize dollar and the Bahamian dollar are fixed to the US$. CW-Cooperatief conducts business in US$ and euros, CW-Bali conducts business in US$ and Indonesian rupiahs, and NSC conducts business in US$ and Mexican pesos. The exchange rates for conversion of euros, rupiahs and Mexican pesos into US$ vary based upon market conditions. Net foreign currency gains (losses) arising from transactions and re-measurements were $50,299, ($485,291) and ($111,409) for the years ended December 31, 2016, 2015 and 2014, respectively, and are included in “Other income (expense) - Other” in the accompanying consolidated statements of income.

Comprehensive income: Comprehensive income (loss) is defined as the change in equity during a period from transactions and other events from non-owner sources. Comprehensive income (loss) is the total of net income and other comprehensive income (loss) which, for the Company, is comprised entirely of foreign currency translation adjustments related to CW-Bali.

Cash and cash equivalents: Cash and cash equivalents consist of demand deposits at banks and highly liquid deposits at banks with an original maturity of three months or less. Cash and cash equivalents as of December 31, 2016 and December 31, 2015 include $1.0 million and $13.6 million, respectively, of certificates of deposits with an original maturity of three months or less.

As of December 31, 2016, the Company had deposits in U.S. banks in excess of federally insured limits of approximately $2.0 million. As of December 31, 2016, the Company held cash in foreign bank accounts of approximately $40.0 million.

Transfers from the Company’s Bahamas and Belize bank accounts to Company bank accounts in other countries require the approval of the Central Bank of the Bahamas and Belize, respectively. As of December 31, 2016, the equivalent United States dollar cash balances for deposits held in the Bahamas and Belize were approximately $5.9 million and $4.9 million, respectively.

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

Long-lived assets: Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable. Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used, or a significant adverse change that would indicate that the carrying amount of an asset or group of assets is not recoverable. For long-lived assets to be held and used, the Company recognizes an impairment loss only if its carrying amount is not recoverable through its undiscounted cash flows and measures the impairment loss based on the difference between the carrying amount and estimated fair value.

Construction in progress: Interest costs directly attributable to the acquisition and construction of qualifying assets, which are assets that necessarily take a substantial period of time to be ready for their intended use, are added to the cost of those assets until such time as the assets are substantially ready for use. No interest was capitalized during the years ended December 31, 2016, 2015 or 2014.

Goodwill and intangible assets: Goodwill represents the excess cost over the fair value of the assets of an acquired business. Goodwill and intangible assets acquired in a business combination accounted for as a purchase and determined to have an indefinite useful life are not amortized, but are tested for impairment at least annually. Intangible assets with estimable useful lives are amortized over their respective estimated useful lives to their estimated residual values and reviewed periodically for impairment. The Company evaluates the possible impairment of goodwill annually as part of its reporting process for the fourth quarter of each fiscal year. Management identifies the Company’s reporting units, which consist of the retail and bulk business segments and Aerex, and determines the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units. The Company determines the fair value of each reporting unit and compares the fair value to the carrying amount of the reporting unit. To the extent the carrying amount of the reporting unit exceeds the fair value of the reporting unit, the Company is required to perform the second step of the impairment test, as this is an indication that the reporting unit’s goodwill may be impaired. In this step, the Company compares the implied fair value of the reporting unit’s goodwill with the carrying amount of the reporting unit’s goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit to all the assets (recognized and unrecognized) and liabilities of the reporting unit in a manner similar to a purchase price allocation. The residual fair value after this allocation is the implied fair value of the reporting unit’s goodwill. If the implied fair value is less than its carrying amount, the impairment loss is recorded.

For the years ended December 31, 2016 and 2015, the Company estimated the fair value of its reporting units by applying the discounted cash flow method, the subject company stock price method, the guideline public company method, and the mergers and acquisitions method.

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

The Company also estimated the fair value of each of its reporting units for the years ended December 31, 2016 and 2015 through reference to the quoted market prices for the Company and guideline companies and the market multiples implied by guideline merger and acquisition transactions.

The Company weighted the fair values estimated for each of its reporting units under each method and summed such weighted fair values to estimate the overall fair value for each reporting unit. The respective weightings the Company applied to each method as of December 31, 2016 were consistent with those used as of December 31, 2015 and were as follows:

Method	Retail	Bulk
Discounted cash flow	50%	50%
Subject company stock price	30%	30%
Guideline public company	10%	10%
Mergers and acquisitions	10%	10%
	100%	100%

The fair values the Company estimated for its retail, bulk and Aerex units exceeded their carrying amounts by 123%, 41% and 26%, respectively, as of December 31, 2016. The fair values the Company estimated for its retail and bulk units exceeded their carrying amounts by 72% and 20%, respectively, as of December 31, 2015.

The Company also performed an analysis reconciling the conclusions of value for its reporting units to its market capitalization at December 31, 2016. This reconciliation resulted in no implied control premium for the Company.

On February 11, 2016, the Company acquired 51% ownership interest in Aerex. In connection with this acquisition the Company recorded goodwill of $8,035,211. Aerex’s actual results of operations subsequent to the Company’s acquisition have fallen significantly short of the projected results for this period that were included in the overall cash flow projections the Company utilized to determine the purchase price for Aerex and the fair values of its assets and liabilities. Based upon currently available information, the Company believes Aerex’s results of operations for fiscal 2017 will also fall short of its purchase price projections for Aerex. Due to these actual and projected shortfalls in Aerex’s results of operations, the Company tested Aerex’s goodwill for possible impairment as of September 30, 2016 by estimating its fair value using the discounted cash flow method. As a result of this impairment testing, the Company determined that the carrying value of the Aerex goodwill exceeded its fair value, and recorded an impairment loss of $1,750,000 for the three months ended September 30, 2016 to reduce the carrying value of this goodwill to $6,285,211. The Company may be required to record additional impairment losses to reduce the carrying value of its Aerex goodwill in future periods if the Company determines it likely that Aerex’s results of operations will continue to fall short of its purchase price projections.

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

Other assets: Under the terms of CW-Bahamas’ contract with the Water and Sewerage Corporation of The Bahamas to supply water from its Blue Hills desalination plant, CW-Bahamas was required to reduce the amount of water lost by the public water distribution system on New Providence Island, The Bahamas, over a one year period by 438 million gallons, a requirement CW Bahamas met during 2007. The Company was solely responsible for the engineering, labor and materials costs incurred to effect the reduction in lost water, which were capitalized and are being amortized on a straight-line basis over the original remaining life of the Blue Hills contract. Such costs are included in other assets and aggregated approximately $3.5 million as of December 31, 2016 and 2015. Accumulated amortization for these costs was approximately $1.8 million and $1.6 million as of December 31, 2016 and 2015, respectively.

Other liabilities: Other liabilities consist of security deposits received from large customers as security for accounts receivable from such customers.

Income taxes: The Company accounts for the income taxes arising from the operations of its United States and Mexico subsidiaries under the asset and liability method. Deferred tax assets and liabilities, if any, are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided to the extent any deferred tax asset may not be realized.

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

Construction revenue and cost of construction revenue: The Company recognizes revenue and related costs as work progresses on long term fixed price construction contracts using the percentage-of-completion method, which relies on contract revenue and estimates of total expected costs. The Company follows this method since it can make reasonably dependable estimates of the revenue and costs applicable to various stages of a contract. Under the percentage-of-completion method, the Company records revenue and recognizes profit or loss as work on the contract progresses. The Company estimates total project costs and profit to be earned on each long term, fixed price contract prior to commencement of work on the contract and updates these estimates as work on the contract progresses. The cumulative amount of revenue recorded on a contract at a specified point in time is that percentage of total estimated revenue that incurred costs to date comprises of estimated total contract costs. If, as work progresses, the actual contract costs exceed estimates, the profit recognized on revenue from that contract decreases. The Company recognizes the full amount of any estimated loss on a contract at the time the estimates indicate such a loss. Any costs and estimated earnings in excess of billings are classified as current assets. Billings in excess of costs and estimated earnings on uncompleted contracts, if any, are classified as current liabilities.

With respect to the plant construction contracts awarded as the result of a tender process, the Company assumes the risk that the costs associated with constructing the plant may be greater than it anticipated in preparing its bid, as the terms of such tender processes typically require the winner to guarantee the sales price for the plant at the bid amount. Because the Company bases its contracted sales price in part on its estimation of future construction costs, the profitability of its plant sales is dependent on its ability to estimate these costs accurately. The cost estimates the Company prepares in connection with the construction of plants to be sold to third parties are subject to inherent uncertainties. The cost of materials and construction may increase significantly after the Company submits its tender and accompanying bid price for a plant due to factors beyond the Company’s control, which could cause the profit margin for a plant to be less than the Company anticipated when the tender was submitted. The profit margin the Company initially expects to generate from a plant sale could be further affected by other factors, such as hydro-geologic conditions at the plant site that differ materially from those the Company believes exists, and therefore relies upon, in determining its bid price.

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

Comparative amounts: Certain amounts presented in the financial statements previously issued for 2015 and 2014 have been reclassified to conform to the current year’s presentation.

3. Cash and cash equivalents

Cash and cash equivalents are not restricted by the terms of the Company’s bank accounts as to withdrawal or use. As of December 31, 2016 and 2015, the equivalent United States dollars are denominated in the following currencies:

	December 31,
	2016	2015
Bank accounts:
United States dollar	$11,355,704	$10,961,159
Cayman Islands dollar	16,511,673	10,590,207
Bahamian dollar	4,859,914	1,983,236
Belize dollar	4,884,161	4,213,923
Bermudian dollar	3,733	4,571
Mexican peso	72,507	27,872
Euro	11,657	23,819
Singapore dollar	25,840	25,879
Indonesian rupiah	29,220	40,483
	37,754,409	27,871,149

Short term deposits:
United States dollar	490,914	1,307,337
Bahamian dollar	1,008,793	15,614,248
	1,499,707	16,921,585
Total cash and cash equivalents	$39,254,116	$44,792,734

Transfers from the Company’s Bahamas and Belize bank accounts to Company bank accounts in other countries require the approval of the Central Bank of the Bahamas and Belize, respectively.

4. Accounts receivable

	December 31
	2016	2015
Trade accounts receivable	$15,368,218	$8,235,514
Receivable - construction project	-	521,250
Receivable from OC-BVI	53,970	45,118
Other accounts receivable	1,271,948	920,472
	16,694,136	9,722,354
Allowance for doubtful accounts	(193,338)	(193,338)
	$16,500,798	$9,529,016

The activity for the allowance for doubtful accounts consisted of:

	December 31
	2016	2015
Opening allowance for doubtful accounts	$193,338	$193,338
Provision for doubtful accounts	42,553	-
Accounts written off during the year	(42,553)	-
Ending allowance for doubtful accounts	$193,338	$193,338

Significant concentrations of credit risk are disclosed in Note 21.

5. Inventory

	December 31,
	2016	2015
Water stock	$23,905	$27,670
Consumables stock	143,028	152,350
Spare parts stock	6,745,034	6,297,082
Total inventory	6,911,967	6,477,102
Less current portion	2,305,879	1,918,728
Inventory (non-current)	$4,606,088	$4,558,374

6. Loans receivable

	December 31,
	2016	2015
All loans receivable are due from the Water Authority-Cayman and consisted of:
Two loans originally aggregating $10,996,290, bearing interest at 6.5% per annum, receivable in aggregate monthly installments of $124,827 to June 2019, and secured by the machinery and equipment of the North Side Water Works plant.	$3,448,051	$4,678,355
Two loans originally aggregating $3,671,039, bearing interest at 6.5% per annum, receivable in aggregate monthly installments of $54,513 to June 2017, and secured by the machinery and equipment of the Red Gate plant.	320,965	932,512
Total loans receivable	3,769,016	5,610,867
Less current portion	1,633,588	1,841,851
Loans receivable, excluding current portion	$2,135,428	$3,769,016

7. Property, plant and equipment and construction in progress

	December 31,
	2016	2015
Land	$3,570,361	$3,223,361
Buildings	19,366,123	18,437,758
Plant and equipment	62,227,399	63,733,553
Distribution system	33,482,674	31,726,766
Office furniture, fixtures and equipment	3,405,633	3,210,819
Vehicles	1,396,886	1,384,294
Leasehold improvements	261,147	260,519
Lab equipment	151,233	157,851
	123,861,456	122,134,921
Less accumulated depreciation	70,777,351	68,391,751
Property, plant and equipment, net	$53,084,105	$53,743,170
Construction in progress	$885,494	$1,928,610

As of December 31, 2016, the Company had outstanding capital commitments of $1,809,418. The Company maintains insurance for loss or damage to all fixed assets that it deems susceptible to loss. The Company does not insure its underground distribution system as the Company considers the possibility of material loss or damage to this system to be remote. During the years ended December 31, 2016 and 2015, $3,542,119 and $2,694,733, respectively, of construction in progress was placed in service. Depreciation expense was $5,765,580, $5,501,491, and $5,355,771 for the years ended December 31, 2016, 2015 and 2014, respectively.

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

The Company’s equity investment in OC-BVI amounted to $4,086,630 and $4,548,271 as of December 31, 2016 and 2015, respectively.

Until 2009, substantially all of the water sold by OC-BVI to the Ministry was supplied by one desalination plant with a capacity of 1.7 million gallons per day located at Baughers Bay, Tortola (the “Baughers Bay plant”). As discussed later in this Note (see “Baughers Bay litigation”), the BVI government assumed the operating responsibilities for the Baughers Bay plant in March 2010. During 2007, OC-BVI completed the construction of a desalination plant with a capacity of 720,000 gallons per day located at Bar Bay, Tortola (the “Bar Bay plant”). OC-BVI began selling water to the Ministry from this plant in January 2009 and on March 4, 2010, OC-BVI and the BVI government executed a seven-year contract for the Bar Bay plant (the “Bar Bay agreement”). The Bar Bay agreement was extended by 14 years on February 14, 2017. Under the terms of the Bar Bay agreement, OC-BVI delivers up to 600,000 gallons of water per day to the BVI government from the Bar Bay plant on a take-or-pay basis. The Bar Bay agreement required OC-BVI to complete a storage reservoir on a BVI government site by no later than March 4, 2011. OC-BVI has not commenced construction of this storage reservoir due to the BVI government’s failure to pay (i) the full amount of invoices for the water provided by the Bar Bay plant on a timely basis; and (ii) the full amount ordered pursuant to a court ruling relating to the Baughers Bay litigation (see discussion that follows).

Summarized financial information for OC-BVI is as follows:

	December 31,
	2016	2015
Current assets	$5,627,414	$4,323,792
Non-current assets	3,963,242	4,682,650
Total assets	$9,590,656	$9,006,442

	December 31,
	2016	2015
Current liabilities	$197,673	$584,116
Non-current liabilities	1,854,900	1,650,252
Total liabilities	$2,052,573	$2,234,368

	Year Ended December 31,
	2016	2015	2014
Revenues	$3,832,929	$4,143,882	$4,679,829
Cost of revenues	2,107,557	2,261,973	2,833,007
Gross profit	1,725,372	1,881,909	1,846,822
General and administrative expenses	930,838	958,364	940,072
Income from operations	794,534	923,545	906,750
Other income (expense), net	51,475	(176,448)	(188,751)
Net income	846,009	747,097	717,999
Income (loss) attributable to non-controlling interests	69,975	70,854	21,045
Net income attributable to controlling interests	$776,034	$676,243	$696,954

A reconciliation of the beginning and ending balances for the investment in OC-BVI for the year ended December 31, 2016:

Balance as of December 31, 2015	$4,548,271
Profit sharing and equity from earnings of OC-BVI	463,359
Distributions received from OC-BVI	-
Impairment of investment in OC-BVI	(925,000)
Balance as of December 31, 2016	$4,086,630

The Company recognized $337,809, $294,368 and $303,380 in earnings from its equity investment in OC-BVI for the years ended December 31, 2016, 2015 and 2014, respectively. The Company recognized $125,550, $105,300 and $111,375 in profit sharing income from its profit sharing agreement with OC-BVI for the years ended December 31, 2016, 2015 and 2014, respectively.

For the years ended December 31, 2016, 2015, and 2014, the Company recognized $515,474, $528,346, and $747,340, respectively, in revenues from sales of consumable stock and its management services agreement with OC-BVI, which is included in services revenues in the accompanying consolidated statement of income. Amounts payable by OC-BVI to the Company were $34,218 and $23,803 as of December 31, 2016 and 2015, respectively. The Company’s remaining unamortized balance recorded for this management services agreement, which is reflected as an intangible asset on the consolidated balance sheet, was approximately $15,500 and $106,000 as of December 31, 2016 and 2015, respectively (see Note 10).

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

As a quoted market price for OC-BVI’s stock is not available, to test for possible impairment of its investment in OC-BVI, the Company estimated its fair value through the use of the discounted cash flow method which relies upon projections of OC-BVI’s operating results, working capital and capital expenditures. The use of this method required the Company to estimate OC-BVI’s cash flows from (i) its water supply agreement with the BVI government for its Bar Bay plant (the “Bar Bay agreement”); and (ii) the pending amount awarded by the Eastern Caribbean Court of Appeals for the value of the Baughers Bay plant previously transferred by OC-BVI to the BVI government.

The Company estimated the cash flows OC-BVI will receive from its Bar Bay plant by (i) identifying various possible future scenarios which included the execution of a new agreement for the Bar Bay plant as well as the termination of Bar Bay plant operations upon the expiration of the existing Bar Bay agreement in March 2017; (ii) estimating the cash flows associated with each possible scenario; and (iii) assigning a probability to each scenario. The Company similarly estimated the cash flows OC-BVI will receive from the BVI government for the amount due under the ruling by the Eastern Caribbean Court of Appeals for the value of the Baughers Bay plant at the date it was transferred to the BVI government by assigning probabilities to different valuation scenarios. The resulting probability-weighted sum represented the expected cash flows, and the Company’s best estimate of future cash flows, to be derived by OC-BVI from its Bar Bay plant and the pending court award.

The identification of the possible scenarios for the Bar Bay plant and the Baughers Bay plant valuation, the projections of cash flows for each scenario, and the assignment of relative probabilities to each scenario all represented significant estimates made by the Company. While the Company used its best judgment in identifying these possible scenarios, estimating the expected cash flows for these scenarios and assigning relative probabilities to each scenario, these estimates were by their nature highly subjective and were also subject to material change by the Company’s management over time based upon new information or changes in circumstances.

During 2016, after updating its probability-weighted estimates of OC-BVI’s future cash flows and its resulting estimate of the fair value of our investment in OC-BVI, the Company determined that the carrying value of its investment in OC-BVI exceeded its fair value and recorded impairment losses of totaling $925,000 through the nine months ended September 30, 2016. The Company recorded impairment losses for its investment in OC-BVI of $1,060,000 and $860,000 for 2015 and 2014, respectively. As a result of the impairment losses recorded to date, as of December 31, 2016 the amount of the Company’s proportionate share (43.5%) of the net assets reflected on OC-BVI’s balance sheet exceeded the carrying value of its investment in OC-BVI by approximately $30,000.

In February 2017, the BVI government executed a 14 year extension to Bar Bay plant agreement. The selling price for the water under this extension is approximately 31% lower than the price that was in effect as of December 31, 2016.

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

In response to its APP Proposal, in September 2015 NSC received a letter dated June 30, 2015 from the Director General of the Comisión Estatal de Agua de Baja California (“CEA”), the State agency with responsibility for the Project, stating that (i) the Project is in the public interest with high social benefits and is consistent with the objectives of the State development plan and (ii) that the Project should proceed and the required public tender should be conducted. In November 2015, the State officially commenced the tender for the Project, the scope of which the State defined as a first phase to be operational in 2019 consisting of a 50 million gallons per day plant and a pipeline that connects to the Mexican potable water infrastructure and a second phase to be operational in 2024 consisting of an additional 50 million gallons per day of production capacity. A consortium comprised of NSC, NuWater S.A.P.I. de C.V. and Degremont S.A. de C.V. (the “Consortium”) submitted its tender for the Project on the April 21, 2016 tender submission deadline date set by the State.

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

On June 15, 2016, the State designated the Consortium as the winner of tender process for the Project.

On August 17, 2016, NSC and NuWater incorporated Aguas de Rosarito S.A.P.I. de C.V. (“AdR”), a special project company, to execute the Project and executed a shareholders agreement for AdR agreeing among other things that (i) AdR would purchase the land and other Project assets from NSC on the date that the Project begins commercial operations; and (ii) AdR would enter into a Management and Technical Services Agreement with NSC effective on the first day that the Project begins commercial operations. As of December 31, 2016, NSC owned 99.6% of AdR.

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

The total Project cost is expected to be approximately 9 billion Mexican pesos, or approximately US$463 million (based upon the currency exchange rate as of March 10, 2017). Annual revenues from the Project are expected to be approximately 1.02 billion Mexican pesos, or approximately US$52 million (based upon the currency exchange rate as of March 10, 2017). Water rates under the APP Contract are indexed to the Mexican national consumer price index over its term. Electrical energy costs incurred by AdR to desalinate and deliver water are treated as a pass through charge to CEA, subject to efficiency guarantees. AdR expects to raise Mexican peso denominated debt financing through a consortium led by the North American Development Bank, which also provided financial advisory services to the Consortium through the bidding process and contract negotiations.

The APP Contract does not become effective until the following conditions are met:

•	the State has established and registered various payment trusts, guaranties and bank credit lines for specific use by the Project;
•	the CEA has obtained the rights from the relevant federal authority to take and desalinate seawater and distribute it for municipal use;
•	various water purchase and sale agreements between the CEA, the payment trusts and the CESPT have been executed;
•	AdR has obtained all rights of ways required for the aqueduct;
•	AdR has obtained permission from the relevant federal authority to discharge the residual water from the Project’s desalination plant; and
•	all equity and debt financing agreements necessary to provide the funding to AdR for the first phase of the Project have been executed.

Both the exchange rate for the Mexico peso relative to the dollar and general macroeconomic conditions in Mexico have declined since the U.S. Presidential election in November 2016. These changes have adversely impacted the estimated construction, operating, and financing costs for the Project. The APP Contract and the APP Law allow for the parties to negotiate (but do not guarantee) modifications to the water tariff in the event of such significant macroeconomic condition changes. On February 10, 2017 AdR submitted proposals to the CEA requesting an increase to the water tariff to compensate for changes in foreign exchange rates, lending rates and certain changes in law which have impacted the Project. If AdR is unable to obtain this requested increase in the water tariff it may be unable to obtain the debt and equity financing required for the Project. The Company is currently unable to say whether or not such water tariff increase will be approved.

If AdR is ultimately unable to proceed with the Project, the land NSC has purchased may lose its strategic importance as the site for the Project and consequently may decline in value. If AdR does not proceed with the Project, NSC may ultimately be unable to sell this land for an amount equal to or in excess of its current carrying value of approximately $20.6 million, and any loss on sale of the land, or impairment loss NSC may be required to record as a result of a decrease in the fair value of the land could have a material adverse impact on our results of operations.

Included in the Company’s results of operations are general and administrative expenses from NSC and AdR, consisting of organizational, legal, accounting, engineering, consulting and other costs relating to Project development activities. Such expenses amounted to approximately $3.0 million, $2.0 million and $3.7 million for the years ended December 31, 2016, 2015 and 2014, respectively. The assets and liabilities of NSC and AdR included in the Company’s consolidated balance sheets amounted to approximately $23.3 million and $221,000, respectively, as of December 31, 2016 and approximately $22.0 million and $488,000 respectively, as of December 31, 2015.

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

The Company believes that the claims made by EWG are baseless and without merit, will vigorously defend NSC and CW-Cooperatief in this litigation, and will seek dismissal of the orders entered by the court and all claims against NSC and CW-Cooperatief. The Company incurred legal fees in connection with this litigation of approximately $203,000 and $138,000 for the years ended December 31, 2016 and 2015, respectively.

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

10. Intangible assets

In 2003, as part of the acquisition of a group of companies, the Company acquired 100% of the outstanding voting common shares of DesalCo, which had an agreement to provide management and engineering services to OC-BVI. The Company attributed $856,356 of the purchase price of the acquisition to the value of this management services agreement, which has no expiration term. Initially, the Company determined that this intangible asset had an indefinite life and therefore it was not amortized. However in 2010, as a result of the loss by OC-BVI of its Baughers Bay contract (see Note 8), the Company began amortizing this asset over the life of OC-BVI’s remaining seven-year water supply contract for its Bar Bay plant.

The carrying amount of the Belize Water Production and Supply Agreement is being amortized over the 23-year term of the agreement that expires in March 2026.

On February 11, 2016, the Company purchased a 51% ownership interest in Aerex Industries, Inc. The purchase transaction identified certain intangible assets with a fair value of $5,900,000 and useful life as follows: Non-Compete (5 years), Trade name (15 years), Certifications/programs (3 years), Customer backlog (1 year), and Customer relationships (4 years). See further discussion of this acquisition at Note 11.

	December 31,
	2016	2015
Cost

Intangible asset management service agreement	$856,356	$856,356
Belize water production and supply agreement	1,522,419	1,522,419
Aerex - Non-compete agreement	400,000	-
Aerex - Trade name	1,400,000	-
Aerex - Certifications/programs	2,000,000	-
Aerex - Customer backlog	100,000	-
Aerex - Customer relationships	2,000,000	-
	8,278,775	2,378,775
Accumulated amortization
Intangible asset management service agreement	(840,839)	(750,697)
Belize water production and supply agreement	(922,460)	(856,267)
Aerex - Non-compete agreement	(73,333)	-
Aerex - Trade name	(85,556)	-
Aerex - Certifications/programs	(611,111)	-
Aerex - Customer backlog	(91,667)	-
Aerex - Customer relationships	(458,333)	-
	(3,083,299)	(1,606,964)
Intangible assets, net	$5,195,476	$771,811

Amortization of intangible assets for each of the next five years and thereafter is expected to be as follows:

2017	$1,430,042
2018	1,406,192
2019	795,081
2020	281,192
2021	166,192
Thereafter	1,116,777
$5,195,476

Amortization expense was $1,476,335, $156,089, and $168,588 for the years ended December 31, 2016, 2015 and 2014, respectively.

11. Purchase of interest in Aerex Industries, Inc.

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

In connection with the Purchase Agreement, CW-Holdings, Aerex and Donnick entered into a shareholders agreement pursuant to which CW-Holdings and Donnick agreed to certain rights and obligations with respect to the governance of Aerex. Immediately following the acquisition, Donnick and the Company loaned $490,000 and $510,000, respectively, to Aerex. These loans bear interest at 1% per annum and mature June 30, 2017. In February 2017, the Company and the former sole shareholder of Aerex loaned Aerex an additional $408,000 and $392,000, respectively, in the form of notes payable which mature on September 30, 2017 and bear interest at 1% per annum.

The purchase price for Aerex is summarized as follows:

Cash consideration
Purchase price (excluding working capital)	$7,140,000
Working capital adjustment	605,179
Cash acquired	(2,326)
Total cash consideration	$7,742,853

The following table summarizes the estimated fair values of the assets and liabilities assumed at the acquisition date:

Financial assets	$456,664
Inventory	70,487
Costs and estimated earnings in excess of billings	784,465
Property, plant and equipment	2,159,401
Identifiable intangible assets	5,900,000
Deferred tax liability	(2,451,298)
Accounts payable and accrued liabilities	(116,893)
Net liability arising from put/call options	(383,000)
Total identifiable net assets	6,419,826
Non-controlling interest in Aerex	(6,712,184)
Goodwill	8,035,211
$7,742,853

The identifiable intangible assets consisted of the following items:

	Amount	Useful life
Non-compete agreement	$400,000	5 years
Trade name	1,400,000	15 years
Certifications/programs	2,000,000	3 years
Customer backlog	100,000	1 year
Customer relationships	2,000,000	4 years
	$5,900,000

Aerex’s actual results of operations for the period subsequent to its acquisition by the Company on February 11, 2016 fell significantly short of the projected results for this period that were included in the overall cash flow projections utilized by the Company to determine the purchase price for Aerex and the fair values of its assets and liabilities. Due to this negative variance in actual results compared to projected results, the Company tested Aerex’s goodwill for possible impairment as of September 30, 2016 by estimating its fair value using the discounted cash flow method. As a result of this impairment testing, the Company determined that the carrying value of its Aerex reporting unit exceeded its fair value, and recorded an impairment loss for the three months ended September 30, 2016 of $1,750,000 for the goodwill associated with the Aerex acquisition to reduce the goodwill balance associated with the Aerex acquisition to $6,285,211.

The results of operations of Aerex included in the Company’s results of operations for the period February 11, 2016 to December 31, 2016 are as follows:

Year Ended December 31, 2016
Revenues	$3,887,284
Gross profit	796,450
Amortization of intangibles	(1,320,000)
Impairment loss	(1,750,000)
Net loss	(1,566,281)

The following unaudited pro forma financial information presents the results of operations of the Company for the years ended December 31, 2016 and 2015, as if the acquisition of Aerex had taken place on January 1, 2015. The pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which would have actually occurred had the transaction taken place on January 1, 2015, or of future results of operations:

	Year Ended December 31,
	2016	2015
Revenues	$58,381,424	$75,919,627
Cost of revenues	33,892,238	47,624,001
Gross profit	24,489,186	28,295,626
General and administrative expenses	18,992,301	17,266,335
Impairment loss on long-lived assets	2,000,000	-
Impairment of goodwill	1,750,000	-
Income from operations	1,746,885	11,029,291
Other income (expense), net	419,458	226,762
Income before income taxes	2,166,343	11,256,053
Provision for (benefit from) income taxes	(608,970)	1,127,911
Net income	2,775,313	10,128,142
Income (loss) attributable to non-controlling interests	(1,148,675)	1,719,425
Net income attributable to Consolidated Water Co. Ltd. stockholders	$3,923,988	$8,408,717

Basic earnings per common share attributable to Consolidated Water Co. Ltd. common stockholders	$0.26	$0.57
Diluted earnings per common share attributable to Consolidated Water Co. Ltd. common stockholders	$0.26	$0.57

Weighted average number of common shares used in the determination of:
Basic earnings per share	14,809,909	14,741,748
Diluted earnings per share	14,944,028	14,827,755

12. Dividends

Interim dividends declared on Class A common stock and redeemable preferred stock for each quarter of the respective years ended December 31 were as follows:

	2016	2015	2014
First Quarter	$0.075	$0.075	$0.075
Second Quarter	0.075	0.075	0.075
Third Quarter	0.075	0.075	0.075
Fourth Quarter	0.075	0.075	0.075
	$0.30	$0.30	$0.30

13. Long term debt

Long term debt consists of the following:

	December 31,
	2016	2015
Demand loan payable with an original balance of $10.0 million, payable in quarterly installments of $500,000 with the remaining principal balance due on May 14, 2016, if not called by the lender; bearing interest at LIBOR plus 1.5%.	$-	$7,000,000

Working capital loan from related party to Aerex bearing interest at 1% per annum and payable on June 30, 2017	490,000	-
Total debt	490,000	7,000,000
Less current portion	490,000	7,000,000
Long term debt, excluding current portion	$-	$-

14. Share capital and additional paid-in capital

Shares of redeemable preferred stock (“preferred shares”) are issued under the Company’s Employee Share Incentive Plan (see Note 19) and carry the same voting and dividend rights as shares of common stock (“common shares”). Preferred shares vest over four years and convert to common stock on a share for share basis on the fourth anniversary of each grant date. Preferred shares are only redeemable with the Company’s agreement. Upon liquidation, preferred shares rank in preference to the common shares to the extent of the par value of the preferred shares and any related additional paid in capital.

The Company is a party to an Option Deed dated August 6, 1997, and amended on August 8, 2005, September 27, 2005 and May 30, 2007 (as amended, the “Option Deed”), which expires on July 31, 2017, that is designed to deter coercive takeover tactics. Pursuant to the Option Deed, the Company granted to the holders of its common shares and redeemable preferred shares options (the “Options”) to purchase one one-hundredth of a share of Class 'B' common shares of the Company at an exercise price of $100.00 per one one-hundredth of a Class 'B' common share, subject to adjustment. The Options are attached to and trade with the Company’s common shares and redeemable preferred shares, and no separate certificates representing the Options have been distributed. The Options will separate from the Company’s common shares and redeemable preferred shares, and certificates representing the Options will be issued, upon the earlier of the date (such date, the “Distribution Date”) that is (i) ten business days following a public announcement that a person or group of affiliated or associated persons (an “Acquiring Person”) has acquired, or obtained the right to acquire, beneficial ownership of 20% or more of the Company’s outstanding common shares, or (ii) ten business days following the commencement of a tender offer or exchange offer that would result in a person or group becoming an Acquiring Person.

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

15. Cost of revenues and general and administrative expenses

	Year Ended December 31,
	2016	2015	2014
Cost of revenues consist of:
Electricity	$9,037,347	$10,675,287	$14,631,638
Depreciation	5,355,529	5,270,454	5,077,293
Fuel oil	4,210,542	4,974,421	8,726,195
Employee costs	5,541,983	4,287,783	4,274,007
Cost of plant sales	142,151	878,396	1,470,045
Maintenance	3,545,269	3,436,736	3,131,947
Retail license royalties	1,528,914	1,427,073	1,405,067
Insurance	992,374	1,187,097	1,397,799
Materials	1,280,794	-	-
Other	1,989,918	1,670,735	1,972,987
	$33,624,821	$33,807,982	$42,086,978

General and administrative expenses consist of:
Employee costs	$7,598,829	$6,841,274	$6,671,510
Insurance	782,013	802,386	923,089
Professional fees	1,101,938	941,193	1,424,927
Directors’ fees and expenses	774,769	754,145	686,228
Depreciation	384,045	218,032	278,478
NSC project expenses	3,011,989	1,976,408	3,606,332
Amortization of intangibles	1,410,143	89,896	89,896
Other	3,613,858	3,216,822	3,330,581
	$18,677,584	$14,840,156	$17,011,041

16. Earnings per share

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

The following summarizes information related to the computation of basic and diluted EPS:

	Year Ended December 31,
	2016	2015	2014
Net income attributable to Consolidated Water Co. Ltd. stockholders	$3,960,501	$7,518,701	$6,265,358
Less: preferred stock dividends	(11,563)	(12,028)	(11,485)
Net income available to common shares in the determination of basic earnings per common share	$3,948,938	$7,506,673	$6,253,873

Weighted average number of common shares in the determination of basic earnings per common share attributable to Consolidated Water Co. Ltd. common stockholders	14,809,909	14,741,748	14,697,896
Plus:
Weighted average number of preferred shares outstanding during the period	37,706	38,612	37,924
Potential dilutive effect of unexercised options	96,413	47,395	28,503
Weighted average number of shares used for determining diluted earnings per common share attributable to Consolidated Water Co. Ltd. common stockholders	14,944,028	14,827,755	14,764,323

17. Segment information

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

The Company’s segments are strategic business units that are managed separately because each segment sells different products and/or services, serves customers with distinctly different needs and generates different gross profit margins.

	Year Ended December 31, 2016
	Retail	Bulk	Services	Total
Revenues	$23,505,619	$29,647,034	$4,723,054	$57,875,707
Cost of revenues	10,294,298	19,488,550	3,841,973	33,624,821
Gross profit	13,211,321	10,158,484	881,081	24,250,886
General and administrative expenses	11,460,165	1,744,840	5,472,579	18,677,584
Impairment loss on long-lived assets	2,000,000	-	-	2,000,000
Impairment of goodwill	-	-	1,750,000	1,750,000
Income (loss) from operations	$(248,844)	$8,413,644	$(6,341,498)	1,823,302
Other income (expense), net				417,954
Income before income taxes				2,241,256
Provision for (benefit from) income taxes				(536,057)
Net income				2,777,313
Loss attributable to non-controlling interests				(1,183,188)
Net income attributable to Consolidated Water Co. Ltd. stockholders				$3,960,501

Depreciation and amortization expenses for the year ended December 31, 2016 for the retail, bulk and services segments were $2,468,846, $3,288,083 and $1,664,339, respectively.

	As of December 31, 2016
	Retail	Bulk	Services	Total
Accounts receivable, net	$2,646,628	$12,692,714	$1,161,456	$16,500,798
Property plant and equipment, net	$24,890,031	$26,124,724	$2,069,350	$53,084,105
Construction in progress	$134,392	$743,296	$7,806	$885,494
Intangibles, net	$-	$599,960	$4,595,516	$5,195,476
Goodwill	$1,170,511	$2,328,526	$6,285,211	$9,784,248
Land held for development	$-	$-	$20,558,424	$20,558,424
Total assets	$54,303,011	$68,663,628	$40,637,889	$163,604,528

	Year Ended December 31, 2015
	Retail	Bulk	Services	Total
Revenues	$23,254,757	$31,854,255	$2,007,190	$57,116,202
Cost of revenues	10,543,972	21,634,789	1,629,221	33,807,982
Gross profit (loss)	12,710,785	10,219,466	377,969	23,308,220
General and administrative expenses	11,095,349	1,605,943	2,138,864	14,840,156
Income (loss) from operations	$1,615,436	$8,613,523	$(1,760,895)	8,468,064
Other income (expense), net				(542,570)
Net income				7,925,494
Income attributable to non-controlling interests				406,793
Net income attributable to Consolidated Water Co. Ltd. stockholders				$7,518,701

Depreciation and amortization expenses for the year ended December 31, 2015 for the retail, bulk and services segments were $2,344,315, $3,389,717 and $102,901, respectively.

	As of December 31, 2015
	Retail	Bulk	Services	Total
Accounts receivable, net	$2,261,141	$6,231,626	$1,036,249	$9,529,016
Property plant and equipment, net	$25,204,226	$28,421,906	$117,038	$53,743,170
Construction in progress	$1,860,050	$68,560	$-	$1,928,610
Intangibles, net	$-	$666,152	$105,659	$771,811
Goodwill	$1,170,511	$2,328,526	$-	$3,499,037
Land held for development	$-	$-	$20,558,424	$20,558,424
Total assets	$54,561,577	$83,284,439	$23,729,010	$161,575,026

	Year ended December 31, 2014
	Retail	Bulk	Services	Total
Revenues	$24,104,932	$39,201,011	$2,253,135	$65,559,078
Cost of revenues	11,521,277	27,985,441	2,580,260	42,086,978
Gross profit	12,583,655	11,215,570	(327,125)	23,472,100
General and administrative expenses	11,540,333	1,605,499	3,865,209	17,011,041
Income from operations	$1,043,322	$9,610,071	$(4,192,334)	6,461,059
Other income, net				303,481
Net income				6,764,540
Income attributable to non-controlling interests				499,182
Net income attributable to Consolidated Water Co. Ltd. stockholders				$6,265,358

Depreciation and amortization expenses for the year ended December 31, 2014 for the retail, bulk and services segments were $2,404,404, $3,196,912 and $102,396, respectively.

Revenues earned by major geographic region were:

	Year ended December 31,
	2016	2015	2014
Cayman Islands	$31,211,705	$32,735,215	$35,040,803
Bahamas	19,554,944	21,062,081	26,702,605
Indonesia	91,311	368,012	471,919
Belize	2,614,989	2,422,547	2,596,410
United States	3,887,284	-	-
Revenues earned from management services agreement with OC-BVI	515,474	528,347	747,341
	$57,875,707	$57,116,202	$65,559,078

Revenues earned from major customers were:

	Year ended December 31,
	2016	2015	2014
Revenues earned from the Water and Sewerage Corporation of the Bahamas("WSC")	$19,254,395	$20,770,347	$26,376,520
Percentage of total revenues from the WSC	33%	36%	40%
Revenues earned from the Water Authority - Cayman ("WAC")	$7,477,101	$8,369,627	$9,901,996
Percentage of total revenues from the WAC	13%	15%	15%

Property, plant and equipment, net by major geographic region were:

	December 31,
	2016	2015
Cayman Islands	$24,252,351	$22,518,524
Bahamas	25,180,669	27,441,376
Belize	907,752	920,149
Indonesia	612,568	2,665,312
United States	1,978,321	-
All other country operations	152,444	197,809
	$53,084,105	$53,743,170

18. Commitments and contingencies

Commitments

As of December 31, 2016, the Company held operating leases for land, office space, warehouse space, and equipment. In addition to minimum lease payments, certain leases provide for payment of real estate taxes, insurance, common area maintenance, and certain other expenses. Lease terms may include escalating rent provisions and rent incentives. Minimum lease payments and rent incentives are expensed using a straight line method over the non-cancellable lease term, which expire at various dates through the year 2035.

The short-term and long-term components of deferred rent assets are included within prepaid expenses and other current assets, and other assets, respectively, in the consolidated balance sheets.

Future minimum lease payments under these non-cancellable operating leases as of December 31, 2016 are as follows:

2017	$806,279
2018	790,725
2019	557,480
2020	432,473
2021	216,786
Thereafter	2,595,436
$5,399,179

Total rental expense for the years ended December 31, 2016, 2015 and 2014 was $834,738, $821,845, and $812,658, respectively, and is included within general and administrative expenses in the consolidated statements of income.

The Company has entered into employment agreements with certain executives, which expire through December 31, 2019 and provide for, among other things, base annual salaries in an aggregate amount of approximately $2.1 million, performance bonuses and various employee benefits.

The Company has purchase obligations totaling approximately $2.9 million through March 31, 2018.

Retail License

The Company sells water through its retail operations under a license issued in July 1990 by the Cayman Islands government that grants Cayman Water the exclusive right to provide potable water to customers within its licensed service area. As discussed below, this license was set to expire in July 2010 but has since been extended while negotiations for a new license take place. Pursuant to the license, Cayman Water has the exclusive right to produce potable water and distribute it by pipeline to its licensed service area, which consists of two of the three most populated areas of Grand Cayman, the Seven Mile Beach and West Bay areas. For the years ended December 31, 2016, 2015 and 2014, the Company generated approximately 40%, 40% and 36%, respectively, of its consolidated revenues and 56%, 56% and 54%, respectively, of its consolidated gross profit from the retail water operations conducted pursuant to Cayman Water’s exclusive license.

Under the license, Cayman Water pays a royalty to the government of 7.5% of its gross retail water sales revenues (excluding energy cost adjustments). The selling prices of water sold to its customers are determined by the license and vary depending upon the type and location of the customer and the monthly volume of water purchased. The license provides for an automatic adjustment for inflation or deflation on an annual basis, subject to temporary limited exceptions, and an automatic adjustment for the cost of electricity on a monthly basis. The Water Authority-Cayman (the “WAC”), on behalf of the government, reviews and confirms the calculations of the price adjustments for inflation and electricity costs. If Cayman Water wants to adjust its prices for any reason other than inflation or electricity costs, Cayman Water has to request prior approval of the Cabinet of the Cayman Islands government. Disputes regarding price adjustments would be referred to arbitration.

The license was scheduled to expire in July 2010 but has been extended several times by the Cayman Islands government in order to provide the parties with additional time to negotiate the terms of a new license agreement. The most recent extension of the license expired on June 30, 2016. The Company continues to provide water subsequent to June 30, 2016 on the assumption that the license has been further extended to allow the parties to continue negotiations without interruption to an essential service.

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

In July 2012, in an effort to resolve several issues relating to its retail license renewal negotiations, the Company filed an Application for Leave to Apply for Judicial Review (the “Application”) with the Grand Court of the Cayman Islands (the “Court”), seeking declarations that: (i) certain provisions of the New Laws appear to be incompatible and a determination as to how those provisions should be interpreted; (ii) the WAC’s roles as the principal license negotiator, statutory regulator and the Company’s competitor put the WAC in a position of hopeless conflict; and (iii) the WAC’s decision to replace the rate structure under the Company’s current exclusive license with RCAM was predetermined and unreasonable. The hearing for this judicial review was held in April 2014 and in June 2014 the Court issued its ruling, which was limited to the determination that (i) the renewal of the license does not require a public bidding process; and (ii) the WAC is the proper entity to negotiate with the Company for the renewal of the license.

In November 2014, the Company wrote to the Minister of Works offering to recommence license negotiations on the basis of the RCAM model subject to the following conditions: (i) the Government would undertake to amend the current water legislation to provide for an independent regulator and a fair and balanced regulatory regime more consistent with that provided under the electrical utility regulatory regime, (ii) the Government and the Company would mutually appoint an independent referee and chairman of the negotiations, (iii) the Company’s new license would provide exclusivity for the production and provision of all piped water, both potable and non-potable, within its Cayman Islands license area, (iv) the Government would allow the Company to submit its counter proposal to the WAC’s RCAM license draft, and (v) the principle of subsidization of residential customer rates by commercial customer rates would continue under a new license. In March 2015 the Company received a letter from the Minister of Works with the following responses to the Company’s November 2014 letter: (1) while the Cayman government plans to create a new public utilities commission, the provision of the new retail license will not depend upon the formation of such a commission; (2) any consideration regarding inclusion of the exclusive right to sell non-potable water within the area covered by the retail license will not take place until after the draft license has proceeded through the review process of the negotiations; (3) rather than allow the Company to submit its counter proposal to the WAC’s RCAM license draft, the WAC will draft the license with the understanding that the Company will be allowed to propose amendments thereto; (4) the principle of subsidization of residential customer rates by commercial customer rates would continue under the new license; and (5) a request that the Company consider eliminating its monthly minimum volume charge in the new license.

The Company recommenced license negotiations with the WAC during the third quarter of 2015 based upon a draft RCAM license provided by the WAC.

In October 2016, the Government of the Cayman Islands passed legislation which created a new utilities regulation and competition office (“OFREG”). OFREG is an independent and accountable regulatory body with a view of protecting the rights of consumers, encouraging affordable utility services, and promoting competition. OFREG has the ability to supervise, monitor and regulate multiple utility undertakings and markets. Water utilities are not presently included in the scope of OFREG’s regulatory functions and remain under the regulatory control of the WAC. However, the Company was given the opportunity by the Cayman Islands government to comment on four draft legislative bills which are intended to transfer responsibility for economic regulation of the water utility sector from the WAC to OFREG. The Company has not been advised as to the final form and content of these legislative bills and is therefore presently unable to assess their ultimate impact on its retail license negotiations, however the Company believes that these bills will be enacted into law within the coming months. OFREG began operations in January 2017, and the Company has been advised by the WAC that they are presently coordinating with OFREG to transfer responsibility for the Company’s license negotiations from the WAC to OFREG. The Company cannot presently determine the impact of OFREG or the pending legislative bills on its retail license negotiations.

The Company is presently unable to determine what impact the resolution of its retail license negotiations will have on its cash flows, financial condition or results of operations but such resolution could result in a material reduction of the operating income and cash flows the Company has historically generated from its retail operations and could require the Company to record an impairment loss to reduce the carrying value of its goodwill. Such impairment loss could have a material adverse impact on the Company’s results of operations.

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

CW-Bali

Through its subsidiary CW-Bali, the Company has built and presently operates a seawater reverse osmosis plant with a productive capacity of approximately 790,000 gallons per day located in Nusa Dua, one of the primary tourist areas of Bali, Indonesia. Since its inception, the sales volumes for this plant have not been sufficient to cover its operating costs. CW-Bali’s summarized financial results for the three most recent fiscal years are as follows:

	Year ended December 31,
	2016	2015	2014
Revenues	$91,311	$368,012	$471,919
Impairment loss on long-lived assets	(2,000,000)	-	-
Loss from operations	(2,744,361)	(483,544)	(458,393)
Net loss	(2,547,332)	(860,783)	(585,744)
Depreciation	450,736	304,673	279,037

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

If in the coming months CW-Bali is not able to obtain a strategic partner, sell water to PDAM or to other new customers through a cooperation agreement, or otherwise significantly increase the revenues generated by its Nusa Dua plant, the Company may cease CW-Bali’s operations. If the Company ceases CW-Bali’s operations, it may be required to record further impairment losses to reduce the carrying value of its investment in CW-Bali to its fair value for the period in which the Company formally commits to exit the Bali market. Such impairment losses could have a material adverse impact on the Company’s results of operations. Any sale of a portion of the Company’s investment in CW-Bali may be for an amount less than its carrying amount, resulting in a loss on the sale that could have a material adverse impact on the Company’s results of operations. The carrying value of the Company’s investment in CW-Bali as of December 31, 2016 totaled $1.8 million, consisting of net assets of approximately $1.2 million and a cumulative foreign currency translation adjustment reflected in stockholders’ equity of $549,555.

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

During the periods for which IDR was CW-Bali’s functional currency, the Company recorded foreign currency gains and losses arising from CW-Bali’s transactions conducted in currencies other than the IDR. Such foreign currency gains and losses included amounts associated with (i) transactions denominated in currencies other than the IDR and (ii) the re-measurement of monetary assets and liabilities denominated in currencies other than the IDR as of the balance sheet date. CW-Bali’s monetary assets and liabilities denominated in currencies other than the IDR consist of US$-denominated bank accounts and US$-denominated loans provided to CW-Bali by the Company. Such foreign currency transaction gains (losses) were included in income and amounted to approximately $28,000 and ($309,000) for the three months ended September 30, 2016 and 2015, respectively and approximately $202,000 and ($542,000) for the nine months ended September 30, 2016 and 2015, respectively. After the re-measurement process of monetary assets and liabilities was completed, the assets and liabilities of CW-Bali were translated into US$ using exchange rates in effect at the end of each period. Revenues and expenses for CW-Bali were translated using rates that approximated those in effect during the period. The effect of these foreign currency translations was recognized in the cumulative translation adjustment included in the Company’s stockholders’ equity, which amounted to ($549,555) as of September 30, 2016 and December 31, 2016 and ($533,365) as of December 31, 2015.

This change in functional currency will be applied on a prospective basis, and therefore, the cumulative translation adjustment of ($549,555) as of September 30, 2016 will remain unchanged until such time that the CW-Bali is no longer dependent on US$ funding to support its operations, the Company sells all or a portion of its equity interest in CW-Bali, or the Company discontinues CW-Bali’s operations. Translated amounts for non-monetary assets as of September 30, 2016 will become the new accounting basis for those assets effective October 1, 2016. Monetary assets denominated in foreign currencies, including the IDR, will be re-measured to US$ at the current exchange rate as of the balance sheet date going forward. The Company anticipates that the likely effect of this change in functional currency will result in future foreign currency gains and losses that pertain to (i) transactions denominated in IDR and (ii) foreign currency re-measurements associated with monetary assets and liabilities denominated in IDR. As of December 31, 2016, such balances include IDR-denominated cash and accounts payable, which amounted to approximately $28,000 and $7,000, respectively, based upon the exchange rate between the IDR and US$ as of that date. Based on this change in functional currency, the US$-denominated loans to CW-Bali from its parent and affiliates will not be subject to further re-measurement adjustments.

Other Contingencies

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

19. Stock-based compensation

The Company has the following stock compensation plans that form part of its employees’ remuneration:

Employee Share Incentive Plan (Preferred Shares)

The Company awards shares of its preferred stock for $nil consideration under its Employee Share Incentive Plan to eligible employees, other than Directors and Officers, after four consecutive years of employment. If these employees remain with the Company for an additional four consecutive years, they can convert these preferred shares into shares of common stock on a one for one basis. In addition, at the time the preferred shares are granted, the employees receive options to purchase an equal number of shares of preferred stock at a discount to the average trading price of the Company’s common stock for the first seven days of the October immediately preceding the date of the preferred stock grant. If these options are exercised, the shares of preferred stock obtained may also be converted to shares of common stock if the employee remains with the Company for an additional four consecutive years. Each employee’s option to purchase shares of preferred stock must be exercised within 30 days of the grant date, which is the 90th day after the date of the independent registered public accountants firm’s audit opinion on the Company’s consolidated financial statements. Shares of preferred stock not subsequently converted to shares of common stock are redeemable only at the discretion of the Company. Shares of preferred stock granted under this plan during the years ended December 31, 2016, 2015 and 2014, totaled 8,421, 8,615 and 5,957, respectively, and an equal number of preferred stock options were granted in each of these years.

2008 Equity Incentive Plan

On May 14, 2008, the Company’s stockholders approved the 2008 Equity Incentive Plan (the “2008 Plan”) and reserved 1,500,000 shares of the Company’s Class A common shares for issuance under this plan. All Directors, executives and key employees of the Company or its affiliates are eligible for participation in the 2008 Plan which provides for the issuance of options, restricted stock and stock equivalents at the discretion of the Board. No options were granted under the plan in 2014, 2015 or 2016.

The Company measures and recognizes compensation expense at fair value for all share-based payments, including stock options. Stock-based compensation for the Employee Share Incentive Plan, Employee Share Option Plan and the 2008 Equity Incentive Plan totaled $152,078, $143,951 and $116,574 for the years ended December 31, 2016, 2015 and 2014, respectively, and is included in general and administrative expenses in the consolidated statements of income.

Non-Executive Directors’ Share Plan

This stock grant plan provides part of Directors’ remuneration. Under this plan, non-Executive Directors receive a combination of cash and common stock for their participation in Board meetings. The number of shares of common stock granted is calculated based upon the market price of the Company’s common stock on October 1 of the year preceding the grant. Common stock granted under this plan during the years ended December 31, 2016, 2015 and 2014 totaled 15,192, 10,514 and 5,992 shares, respectively. The Company recognized stock-based compensation for these share grants of $179,573, $143,218 and $85,880 for the years ended December 31, 2016, 2015 and 2014, respectively.

 Employee Share Option Plan (Common Stock Options)

The Company has an employee stock option plan for certain long-serving employees of the Company. Under the plan, these employees are granted in each calendar year, as long as the employee is a participant in the Employee Share Incentive Plan, options to purchase common shares. The price at which the option may be exercised will be the closing market price on the grant date, which is the 40th day after the date of the Company’s Annual Shareholder Meeting. The number of options each employee is granted is equal to five times the sum of (i) the number of preferred shares which that employee receives for $nil consideration and (ii) the number of preferred share options which that employee exercises in that given year. Options may be exercised during the period commencing on the fourth anniversary of the grant date and ending on the thirtieth day after the fourth anniversary of the grant date. Options granted under this plan during the years ended December 31, 2016, 2015, and 2014, totaled 3,980, 4,030 and 2,990, respectively.

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

The significant weighted average assumptions for the years ended December 31, 2016, 2015 and 2014 were as follows:

	2016	2015	2014
Risk free interest rate	0.43%	0.41%	0.48%
Expected option life (years)	1.4	1.4	1.4
Expected volatility	33.49%	33.74%	48.06%
Expected dividend yield	2.29%	2.35%	2.71%

A summary of the Company’s stock option activity for the year ended December 31, 2016 is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (1)
Outstanding at beginning of period	94,478	$10.52
Granted	12,401	10.05
Exercised	(55,061)	7.90
Forfeited/expired	(34,218)	9.87
Outstanding as of December 31, 2016	17,600	$12.02	1.90 years	$-
Exercisable as of December 31, 2016	-	$0.00	- years	$-

(1)	The intrinsic value of a stock option represents the amount by which the fair value of the underlying stock, measured by reference to the closing price of the common shares of $10.85 on the Nasdaq Global Select Market on December 31, 2016, exceeds the exercise price of the option.

As of December 31, 2016, 17,600 non-vested options were outstanding, with weighted average exercise price of $12.02, and average remaining contractual life of 1.90 years.   The total remaining unrecognized compensation costs related to unvested stock-based arrangements were $25,336 as of December 31, 2016 and are expected to be recognized over a weighted average period of 1.90 years.

As of December 31, 2016, unrecognized compensation costs relating to redeemable preferred stock outstanding were $155,231 and are expected to be recognized over a weighted average period of 1.22 years.

The following table summarizes the weighted average fair value of options at the date of grant and the intrinsic value of options exercised during the years ended December 31, 2016, 2015 and 2014:

	2016	2015	2014
Options granted with an exercise price below market price on the date of grant:
Employees — preferred stock	$4.48	$4.19	$-
Overall weighted average	4.48	4.19	-

Options granted with an exercise price at market price on the date of grant:
Management employees	$-	$-	$-
Employees — common stock	3.13	3.39	3.11
Overall weighted average	3.13	3.39	3.11

Options granted with an exercise price above market price on the date of grant:
Management employees	$-	$-	$-
Employees — preferred stock	-	-	0.59
Overall weighted average	-	-	0.59

Total intrinsic value of options exercised	$73,753	$87,371	$17,162

Long-Term Incentive Compensation

The Board of Directors approved changes to the long-term incentive compensation for the Company’s executive officers effective for 2015 and thereafter to better align the interests of its executive officers with those of its shareholders. The revised long-term compensation plan includes a combination of performance and non-performance based grants of common stock. The non-performance based stock grants vest ratably over a three-year period. The performance based grants vest at the end of three years based upon the achievement of three year cumulative performance outcomes. The initial three year measurement period for the performance based stock grants is 2015-2017. Common stock granted under this plan for the year ended December 31, 2015 but issued in 2016 totaled 9,964 shares. Common stock granted under this plan for the year ended December 31, 2016 but issued in 2017 totaled 17,825 shares. The Company recognized $189,368 and $120,500 in stock-based compensation expense related to the non-performance stock grants under the revised long-term compensation plan for the year ended December 31, 2016 and 2015, respectively.

20. Retirement benefits

Staff pension plans are offered to all employees in Florida, Cayman Islands and Bahamas. The plans are administered by third party pension plan providers and are defined contribution plans. The Company matches the contribution of the first 5% of each participating employee’s salary up to $104,400 for the Cayman Islands, there is no salary limit for the Bahamas and up to 6% of each participating employee salary for Florida employees. The total amount recognized as an expense under the plan during the year ended December 31, 2016, 2015, and 2014 was $376,086, $328,084, and $325,576, respectively.

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

Interest rate risk:

The Company is not subject to significant interest-rate risk arising from fluctuations in interest rates as the balance of the Company’s note payable to related party at December 31, 2016 is not significant to its financial condition or results of operations.

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

Fair values:

As of December 31, 2016 and 2015 the carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and other current liabilities, the note payable to related party, the demand loan payable and dividends payable approximate their fair values due to the short term maturities of these instruments. Management considers that the carrying amounts for loans receivable as of December 31, 2016 and 2015 approximate their fair value as the stated interest rates approximate market rates.

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

The following table presents the Company’s fair value hierarchy for assets and liabilities measured at fair value as of December 31, 2016 and 2015:

	December 31, 2016
	Level 1	Level 2	Level 3	Total
Liabilities:
Recurring
Net liability arising from put/call options	$-	$-	$680,000	$680,000

	December 31, 2015
	Level 1	Level 2	Level 3	Total
Assets:
Recurring
Restricted cash	$428,203	$-	$-	$428,203
Certificate of deposit	-	5,637,538	-	5,637,538
Total recurring	$428,203	$5,637,538	$-	$6,065,741

The activity for the Level 3 liability for the year ended December 31, 2016:

Net liability arising from put/call options(1)
Balance as of December 31, 2015	$-
Issuance	383,000
Unrealized loss	297,000
Balance as of December 31, 2016	$680,000

(1) The net liability arising from the put/call options is included other liabilities in the accompanying consolidated balance sheets as of December 31, 2016.

22. Supplemental disclosure of cash flow information

	Year Ended December 31,
	2016	2015	2014
Interest paid in cash	$74,898	$147,546	$196,768

Non-cash transactions:
Transfers from inventory to property plant and equipment and construction in progress	$276,807	$123,036	$168,622
Transfers from construction in progress to property, plant and equipment	$3,542,119	$2,694,733	$2,693,622

Issuance of 25,156, 10,514, and 18,294, respectively, shares of common stock for services rendered	$278,388	$119.018	$263,098
Issuance of 8,421, 8,615, and 5,957, respectively, shares of redeemable preferred stock for services rendered	$111,410	$110,703	$65,289
Conversion (on a one-to-one basis) of 11,558, 7,195, and 4,756, respectively, shares of redeemable preferred stock to common stock	$6,935	$4,317	$2,854
Dividends declared but not paid	$1,118,017	$1,111,501	$1,106,456

23. Impact of recent accounting standards

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

83

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

In December 2016, the FASB issued ASU 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers, which amended the guidance on performance obligation disclosures and makes technical corrections and improvements to the new revenue standard. The standard is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, and permits early adoption on a limited basis. The update permits the use of either the retrospective or cumulative effect transition method.

The effective dates of ASU 2016-08, ASU 2016-10, ASU 2016-11, ASU 2016-12 and ASU 2016-20 are the same as ASU 2015-14 discussed above. The Company is currently evaluating the effect the adoption of these standards will have on the Company’s consolidated financial statements.

In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. ASU 2015-11 applies to all inventory that is measured using first-in, first-out or average cost. The guidance requires an entity to measure inventory at the lower of cost or net realizable value. ASU 2015-11 is effective prospectively for fiscal years, and for interim periods within those years, beginning after December 15, 2016. Early application is permitted. The adoption of ASU 2015-11 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740), Balance Sheet Classification of Deferred Taxes. ASU 2015-17 requires net deferred tax assets and liabilities be classified as noncurrent in a classified balance sheet and eliminates the classification between current and noncurrent amounts ASU No. 2015-17 is effective for financial statements issued for annual periods beginning after December 15, 2016 and interim periods within those annual periods. Early adoption is permitted. The adoption of ASU 2015-17 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

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

84

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

In March 2016, the FASB issued ASU 2016-07, Investments- Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting, which eliminates the requirement to apply the equity method of accounting retrospectively when a reporting entity obtains significant influence over a previously held investment. ASU 2016-07 will be effective for the Company’s fiscal year beginning January 1, 2017 and subsequent interim periods. The adoption of ASU 2016-07 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects related to the accounting for share-based payment transactions, including the accounting for income taxes, statutory tax withholding requirements and classification on the statement of cash flows. ASU 2016-09 is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The adoption of ASU 2016-09 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which clarifies how certain cash receipts and payments are presented in the statement of cash flows. ASU 2016-15 is effective for annual periods beginning after December 15, 2017 and early adoption is permitted. The Company is currently evaluating the effect the adoption of this amendment will have on the Company’s consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which removes Step 2 of the goodwill impairment test. Goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill allocated to that reporting unit. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. ASU 2017-04 should be applied on a prospective basis and is effective for annual periods beginning January 1, 2020. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company is currently evaluating the effect the adoption of this amendment will have on the Company’s consolidated financial statements.

24. Income taxes

The components of income (loss) before income taxes are as follows:

	Years Ended December 31
	2016	2015	2014
Foreign (not subject to income taxes)	$8,851,332	$10,502,379	$10,355,689
Mexico	(3,339,932)	(2,576,885)	(3,591,149)
United States	(3,270,144)	-	-
	$2,241,256	$7,925,494	$6,764,540

The Company's provision for income taxes for 2016 consisted of a deferred tax benefit relating to U.S. operations of $536,057.

A reconciliation of the U.S. statutory federal tax rate to the effective benefit rate for the U.S. loss before income taxes for the year ended December 31, 2016 is as follows:

U.S statutory federal rate	34.0%
State taxes, net of federal effect	(2.0%)
Foreign tax rate differential	(128.3%)
Permanent items	20.9%
Valuation allowance for deferred tax assets	51.4%
(23.9%)

The tax effects of significant items comprising the Company's net long term deferred tax liability at December 31, 2016 were as follows:

Deferred tax assets:
Operating loss carryforwards - Mexico	$5,545,008
Operating loss carryforwards - United States	150,758
Valuation allowances	(5,695,766)
-
Deferred tax liabilities:
Property and equipment	129,041
Intangible assets	1,786,200
1,915,241

Net deferred tax liability	$1,915,241

86

25. Subsequent events

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors

Ocean Conversion (BVI) Ltd.

We have audited the accompanying consolidated balance sheets of Ocean Conversion (BVI) Ltd. (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States) and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ocean Conversion (BVI) Ltd., as of December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America.

/s/ Marcum LLP

Fort Lauderdale, Florida

March 16, 2017

OCEAN CONVERSION (BVI) LTD.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2016	2015
ASSETS
Current assets
Cash and cash equivalents	$4,509,590	$1,290,227
Accounts receivable	974,368	2,839,338
Inventory	80,699	63,365
Prepaid expenses and other assets	62,757	130,862
Total current assets	5,627,414	4,323,792

Property, plant and equipment, net	3,318,288	3,925,802
Construction in progress	-	63,047
Inventory non-current	262,537	274,384
Other assets	382,417	419,417
Total assets	$9,590,656	$9,006,442

LIABILITIES AND EQUITY
Current liabilities
Accounts payable and other liabilities	$197,673	$584,116
Total current liabilities	197,673	584,116

Profit sharing obligation	1,854,900	1,603,800
Deferred revenue	-	46,452
Total liabilities	2,052,573	2,234,368

Equity
Class A, voting shares, $1 par value. Authorized 600,000 shares: issued and outstanding 555,000 shares	555,000	555,000
Class B, voting shares, $1 par value. Authorized 600,000 shares: issued and outstanding 555,000 shares	555,000	555,000
Class C, non-voting shares, $1 par value. Authorized 600,000 shares: issued and outstanding 165,000 shares	165,000	165,000
Additional paid-in capital	225,659	225,659
Retained earnings	5,832,863	5,056,829
Total OC-BVI stockholders’ equity	7,333,522	6,557,488
Non-controlling interest	204,561	214,586
Total equity	7,538,083	6,772,074
Total liabilities and equity	$9,590,656	$9,006,442

 The accompanying notes are an integral part of these consolidated financial statements.

OCEAN CONVERSION (BVI) LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2016	2015	2014
Revenues	$3,832,929	$4,143,882	$4,679,829
Cost of revenues	2,107,557	2,261,973	2,833,007
Gross profit	1,725,372	1,881,909	1,846,822
General and administrative expenses	930,838	958,364	940,072
Income from operations	794,534	923,545	906,750
Other income (expense)
Interest income	302,575	33,152	39,299
Profit sharing expense	(251,100)	(210,600)	(222,750)
Other	-	1,000	(5,300)
Other income (expense), net	51,475	(176,448)	(188,751)
Net income	846,009	747,097	717,999
Income attributable to non-controlling interests	69,975	70,854	21,045
Net income attributable to controlling interests	$776,034	$676,243	$696,954

The accompanying notes are an integral part of these consolidated financial statements.

OCEAN CONVERSION (BVI) LTD.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common		Additional	Retained	Non-controlling	Total stockholders'
	Shares	Dollars	paid-in capital	earnings	interest	equity
Balance as of December 31, 2013	1,275,000	$1,275,000	$225,659	$5,315,632	$122,687	$6,938,978
Net income	-	-	-	696,954	21,045	717,999
Dividends declared	-	-	-	(1,632,000)	-	(1,632,000)
Balance as of December 31, 2014	1,275,000	1,275,000	225,659	4,380,586	143,732	6,024,977
Net income	-	-	-	676,243	70,854	747,097
Dividends declared	-	-	-	-	-	-
Balance as of December 31, 2015	1,275,000	1,275,000	225,659	5,056,829	214,586	6,772,074
Net income	-	-	-	776,034	69,975	846,009
Dividends declared	-	-	-	-	(80,000)	(80,000)
Balance as of December 31, 2016	1,275,000	$1,275,000	$225,659	$5,832,863	$204,561	$7,538,083

The accompanying notes are an integral part of these consolidated financial statements.

OCEAN CONVERSION (BVI) LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2016	2015	2014
Cash flows from operating activities
Net income	$846,009	$747,097	$717,999
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities
Depreciation	716,750	673,711	753,759
Net loss on disposal of fixed assets	-	-	14,454
Profit sharing	251,100	210,600	222,750
(Increase) decrease in accounts receivable	1,864,970	(1,340,817)	1,253,309
(Increase) decrease in inventory	(5,487)	13,013	(69,010)
(Increase) decrease in prepaid expenses and other assets	105,105	(1,972)	62,373
Increase (decrease) in accounts payable and other liabilities	(386,443)	156,847	(290,618)
Increase (decrease) in deferred revenue	(46,452)	46,452	-
Net cash provided by operating activities	3,345,552	504,931	2,665,016

Cash flows from investing activities
Additions to property, plant and equipment and construction in progress	(46,189)	(63,664)	(122,583)
Net cash (used in) investing activities	(46,189)	(63,664)	(122,583)

Cash flows from financing activities
Profit sharing rights paid	-	-	(518,400)
Dividends paid	(80,000)	-	(1,632,000)
Net cash (used in) financing activities	(80,000)	-	(2,150,400)
Net increase in cash and cash equivalents	3,219,363	441,267	392,033
Cash and cash equivalents at the beginning of the period	1,290,227	848,960	456,927
Cash and cash equivalents at the end of the period	$4,509,590	$1,290,227	$848,960

Non-cash transactions
Transfers from inventory to property, plant and equipment, net	$109,236	$64,426	$-

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

OC-BVI supplies water to the BVI government under a seven-year contract executed in March 2010 for OC-BVI’s plant located at Bar Bay, Tortola (the “Bar Bay Agreement”). Under the terms of the Bar Bay Agreement, OC-BVI delivers up to 600,000 gallons of water per day to the BVI government from the Bar Bay plant and the BVI government is obligated to pay for this water at a specified price as adjusted by a monthly energy factor. In February 2017, the OC-BVI and BVI government executed a 14 year extension of the Bar Bay Agreement at a reduced price per gallon for the water provided.

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

In June 2016, OC-BVI received the final valuation report from the valuation expert, which sets forth a value for the Baughers Bay plant of $13.0 million as of the date OC-BVI transferred possession of the plant to the BVI government. Applying the valuation determined by the valuation expert to the formula set forth by the Appellate Court in its ruling, OC-BVI would be entitled to $11.58 million from the BVI government for the Baughers Bay plant. The BVI government has indicated that it disagrees with the valuation methodology used by the valuation expert and the resulting valuation for the Baughers Bay plant. OC-BVI cannot presently determine if the Appellate Court will uphold the Baughers Bay plant valuation or when, or to what extent, any amount for the value of the Baughers Bay plant will be paid by the BVI government. Consequently, any amount due for the Baughers Bay plant valuation will not be included in OC-BVI’s results of operations until such amount, if any, is paid by the BVI government.

4. Inventory

Inventory consists of:

	December 31,
	2016	2015
Consumables stock	$16,302	$8,043
Spare parts inventory	326,934	329,706
Total inventory	343,236	337,749
Less current portion	80,699	63,365
Inventory (non-current)	$262,537	$274,384

5. Property, plant and equipment

Property, plant and equipment consist of:

	December 31,
	2016	2015
Buildings	$3,599,824	$3,599,824
Plant and equipment	5,864,904	5,755,668
Office furniture, fixtures and equipment	44,203	44,203
Vehicles	78,428	78,428
Tools & test equipment	9,622	9,622
	9,596,981	9,487,745
Accumulated depreciation	(6,278,693)	(5,561,943)
Property, plant and equipment, net	$3,318,288	$3,925,802

Depreciation expense was $716,750, $673,711 and $753,759 for the years ended December 31, 2016, 2015 and 2014, respectively.

During 2007, OC-BVI completed, for a total cost of approximately $8 million, the construction of a desalination plant with a capacity of 720,000 gallons per day located at Bar Bay, Tortola (the “Bar Bay plant”). OC-BVI began selling water to the Ministry from this plant in January 2009 and on March 4, 2010, OC-BVI and the BVI government executed a definitive seven-year contract for the Bar Bay plant (the “Bar Bay Agreement”). Under the terms of the Bar Bay Agreement, OC-BVI delivers up to 600,000 gallons of water per day to the BVI government from the Bar Bay plant and the BVI government is obligated to pay for this water at a specified price as adjusted by a monthly energy factor. The Bar Bay Agreement included a seven-year extension option exercisable by the BVI government and required OC-BVI to complete a storage reservoir on a BVI government site by no later than March 4, 2011. OC-BVI has not commenced construction of this storage reservoir due to the BVI government’s failure to pay the invoices for the water provided by the Bar Bay plant on a timely basis. In February 2017, the OC-BVI and BVI government executed a 14 year extension of the Bar Bay Agreement at a reduced price per gallon for the water provided.

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

Future minimum lease payments under non-cancelable operating leases as of December 31, 2016 are as follows:

2017	$25,319
2018	25,319
2019	23,319
2020	19,319
2021	19,319
Thereafter	162,597
$275,192

Total rental expense amounted to $77,227, $76,262 and $76,262 for the years ended December 31, 2016, 2015 and 2014, respectively.

7. Expenses

	Year Ended December 31,
	2016	2015	2014
Cost of water sales consist of the following:
Fuel oil	$26,121	$42,685	$89,672
Electricity	585,177	777,680	1,114,780
Maintenance	114,615	85,518	90,025
Depreciation	715,084	671,804	751,705
Employee costs	338,899	338,143	395,648
Insurance	73,183	74,394	74,086
Other	254,478	271,749	317,091
	$2,107,557	$2,261,973	$2,833,007

General and administrative expenses consist of the following:

Management fees	$611,722	$630,932	$628,643
Directors fees and expenses	48,750	88,738	71,390
Professional fees	78,390	28,525	25,626
Employee costs	69,969	66,254	65,213
Depreciation	1,666	1,908	2,054
Maintenance	410	948	-
Other	119,931	141,059	147,146
	$930,838	$958,364	$940,072

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

The statements of operations include the following transactions with related parties:

	Year ended December 31,
	2016	2015	2014
Revenues
SUHL management fees	$303,477	$331,599	$447,965

General and administrative expenses
DesalCo management fees	$497,544	$514,858	$513,048
SWHL management fees	114,178	116,074	115,595
	$611,722	$630,932	$628,643

The accompanying balance sheets include the following amounts associated with related parties:

	December 31,
	2016		2015
Accounts receivable
SUHL		$368,922	$351,161

Prepaid expenses and other assets
DesalCo	$		$46,452

Accounts payable and other liabilities
DesalCo		$53,900	$44,977
SWHL		8,790	9,251
		$62,690	$54,228

Deferred revenue
SUHL		$-	$46,452

9. Profit sharing obligation

	December 31,
	2016	2015
Opening balance	$1,603,800	$1,393,200
Additions	251,100	210,600
Distributions paid and accrued	-	-
Ending balance	$1,854,900	$1,603,800

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

The current shareholders and an affiliate of a current shareholder have acquired these profit sharing rights. The Company has recorded an obligation as of December 31, 2016 for the maximum profit shares payable to the Parties if all retained earnings were to be distributed as dividends and profit shares.

10. Taxation

Under the terms of the water sale agreements with the Government, the Company is exempt from all non-employee taxation in the British Virgin Islands.

11. Pension plan

Effective December 1, 2003, the Company established the MWM Global Retirement Plan (the “Plan”). The Plan is a defined contribution plan whereby the Company contributes 5% of each participating employee’s salary to the Plan. The total amount recognized as an expense under the plan was $11,587, $11,648, and $11,319 for the years ended December 31, 2016, 2015 and 2014, respectively.

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

Interest rate risk:

The Company has no long-term debt as of December 31, 2016.

Fair values:

As of December 31, 2016 and 2015, the carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair values due to the short term maturities of these assets and liabilities.

13. Subsequent events

On January 3, 2017, the Company declared a cash dividend of $1.50 per share to the shareholders of record on that date, amounting to total dividends and profit sharing rights payable of $2,520,000.

The Company has evaluated subsequent events through the date the financial statements were issued and has determined that other than as disclosed in these consolidated financial statements, the Company is not aware of any significant events that occurred subsequent to the balance sheet date but prior to the filing of this report that would have a material impact on its consolidated financial statements.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).

Based on our assessment, management has concluded that, as of December 31, 2016, the Company’s internal control over financial reporting was effective at the reasonable assurance level.

The Company’s independent registered public accounting firm, Marcum LLP, has issued a report on the effectiveness of the Company’s internal control over financial reporting. Their report appears in ITEM 9A(b).

(b)	Attestation Report of the Independent Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Board of Directors and Stockholders

Consolidated Water Co. Ltd.

We have audited Consolidated Water Co. Ltd.’s (the “Company”) internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). The Company's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that degree of compliance with the policies or procedures may deteriorate.

In our opinion, Consolidated Water Co. Ltd. maintained, in all material aspects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2016 and 2015 and the related consolidated statements of income, comprehensive income (loss), stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2016 of the Company and our report dated March 16, 2017 expressed an unqualified opinion on those financial statements.

/s/ Marcum llp

Fort Lauderdale, Florida

March 16, 2017

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

Information required by this item with respect to our directors and the nomination process is contained in the proxy statement for our 2016 Annual Meeting of Shareholders to be filed with the SEC (the “Proxy Statement”) under the heading “Proposal 1 - Election of Group II Directors” and is incorporated by reference in this Annual Report.

Information required by this item with respect to our executive officers is set forth in the Proxy Statement under the heading “Executive Officers.”

Information required by this item with respect to our audit committee and our audit committee financial expert is contained in the Proxy Statement under the heading “Proposal 1 - Election of Group II Directors - Committees of the Board of Directors - Audit Committee” and is incorporated by reference in this Annual Report.

Information required by this item with respect to compliance with Section 16(a) of the Exchange Act is contained in the Proxy Statement under the heading “Additional Information Regarding Executive Compensation - Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated by reference in this Annual Report.

The Board of Directors has adopted a Code of Business Conduct and Ethics (the “Code”) that applies to all of the Company’s directors, officers (including the principal executive officer, principal financial officer and principal accounting officer) and employees. Information related to the Code is contained in the Proxy Statement under the heading “Proposal 1 - Election of Group II Directors - Governance of the Company” and is incorporated by reference in this Annual Report.

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

Information with respect to principal accounting fees and services are contained in the Proxy Statement under the heading “Proposal 4 Ratification of the Selection of Independent Accountants - Principal Accounting Fees and Services” and is incorporated by reference in this Annual Report.

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

2. Financial Statement Schedules

None

3. Exhibits

The Exhibits listed in the Exhibit Index immediately preceding the Signatures are filed as part of this Annual Report on Form 10-K.

CONSOLIDATED WATER CO. LTD.

INDEX TO EXHIBITS FILED WITH 10-K

Number	Exhibit Description

3.1	Amended and Restated Memorandum of Association of Consolidated Water Co. Ltd. dated May 14, 2008 (incorporated by reference to Exhibit 3.1 filed as part of our Form 8-K filed June 6, 2008, Commission File No. 0-25248)

3.2	Amended and Restated Articles of Association of Consolidated Water Co. Ltd. dated May 10, 2006 (incorporated by reference to Exhibit 4.2 filed as part of our Form F-3 filed October 12, 2006, Commission File No. 333-137970)

3.3	Amendment to Articles of Association of Consolidated Water Co. Ltd. dated May 11, 2007 (incorporated by reference to Exhibit 3.1 filed as part of our Form 8-K filed May 14, 2007, Commission File No. 0-25248)

3.4	Amendment to Articles of Association of Consolidated Water Co. Ltd. dated May 26, 2009 (incorporated by reference to Exhibit 3.1 filed as part of our Form 8-K filed May 27, 2009, Commission File No. 0-25248)

4.1	Option Deed, dated August 6, 1997, between Cayman Water Company Limited and American Stock Transfer & Trust Company (incorporated herein by reference to the exhibit filed on our Form 6-K, dated August 7, 1997, Commission File No. 0-25248)

4.2	Deed of Amendment of Option Deed dated August 8, 2005 (incorporated herein by reference to Exhibit 4.2 filed as a part of our Form 8-K dated August 11, 2005, Commission File No. 0-25248)

4.3	Second Deed of Amendment of Option Deed, dated September 27, 2005 (incorporated herein by reference to Exhibit 4.2 filed as a part of our Form 8-K dated October 3, 2005, Commission File No. 0-25248)

4.4	Third Deed of Amendment to Option Deed, dated May 30, 2007 (incorporated herein by reference to Exhibit 4.3 filed as part of our Form 8-K filed June 1, 2007, Commission File No. 0-25248)

10.1.1	License Agreement dated July 11, 1990 between Cayman Water Company Limited and the Government of the Cayman Islands (incorporated herein by reference to the exhibit filed as a part of our Form 20-F dated December 7, 1994, Commission File No. 0-25248)

10.1.2	First Amendment to License Agreement dated September 18, 1990 between Cayman Water Company Limited and the Government of the Cayman Islands. (incorporated herein by reference to the exhibit filed as a part of our Form 20-F dated December 7, 1994, Commission File No. 0-25248)

10.1.3	Second Amendment to License Agreement dated February 14, 1991 between Cayman Water Company Limited and the Government of the Cayman Islands. (incorporated herein by reference to the exhibit filed as a part of our Form 20-F dated December 7, 1994, Commission File No. 0-25248)

10.1.4	Third Amendment to a License to Produce Potable Water dated August 15, 2001 between Consolidated Water Co. Ltd. by the Government of the Cayman Islands (incorporated herein by reference to Exhibit 10.4 filed as a part of our Form 10-K for the fiscal year ended December 31, 2001, Commission File No. 0-25248)

10.1.5	Fourth Amendment to a License to Produce Potable Water dated February 1, 2003 between Consolidated Water Co. Ltd. by the Government of the Cayman Islands (incorporated herein by reference to Exhibit 10.5 filed as a part of our Form 10-K for the fiscal year ended December 31, 2002, Commission File No. 0-25248)

10.1.6	Amendment to License Agreement dated July 20, 2010 between the Government of the Cayman Islands and Cayman Water Company Limited (incorporated herein by reference to Exhibit 10 filed as a part of our Form 8-K filed July 23, 2010, Commission File No. 0-25248)

10.1.7	Amendment to a License to Produce Potable Water dated July 11, 2012 between Cayman Water Company Limited and the Government of the Cayman Islands (incorporated herein by reference to Exhibit 10.1 filed as a part of our Form 10-Q for the second quarter ended June 30, 2012, Commission File No. 0-25248)

10.1.8	Amendment to License Agreement dated December 31, 2012 between the Government of the Cayman Islands and Cayman Water Company Limited (incorporated herein by reference to Exhibit 10.1 filed as a part of our Form 8-K filed March 4, 2013, Commission File No. 0-25248)

10.1.9	Amendment to License Agreement dated April 24, 2013 between the Government of the Cayman Islands and Cayman Water Company Limited (incorporated herein by reference to Exhibit 10.1.9 filed as a part of our Form 10-K for the fiscal year ended December 31, 2013, Commission File No. 0-25248)

10.1.10	Amendment to License Agreement dated November 6, 2013 between the Government of the Cayman Islands and Cayman Water Company Limited (incorporated herein by reference to Exhibit 10.1.10 filed as a part of our Form 10-K for the fiscal year ended December 31, 2013, Commission File No. 0-25248)

10.1.11	Amendment to License Agreement dated June 30, 2014 between the Government of the Cayman Islands and Cayman Water Company Limited (incorporated herein by reference to Exhibit 10.1 to our Form 8-K filed July 14, 2014, Commission File No. 0-25248)

10.1.12	Amendment to License Agreement dated January 20, 2015 between the Government of the Cayman Islands and Cayman Water Company Limited (incorporated herein by reference to Exhibit 10.1.12 filed as a part of our Form 10-K for the fiscal year ended December 31, 2014, Commission File No. 0-25248)

10.1.13	Amendment to License Agreement dated August 5, 2015 between the Government of the Cayman Islands and Cayman Water Company Limited (incorporated herein by reference to Exhibit 10.1.13 filed as a part of our Form 10-K for the fiscal year ended December 31, 2015, Commission File No. 0-25248)

10.1.14	Amendment to License Agreement dated April 11, 2016 between the Government of the Cayman Islands and Cayman Water Company Limited (incorporated by reference to Exhibit 10.1 filled as part of our Form 10-Q for the fiscal quarter ended June 30, 2016, Commission File No. 0-25248)

10.2	Water Supply Agreement dated December 18, 2000 between Consolidated Water Co. Ltd. and South Bimini International Ltd. (incorporated herein by reference to Exhibit 10.2 filed as a part of our Form 10-K for the fiscal year ended December 31, 2000, Commission File No. 0-25248)

10.3.1*	Employment contract dated December 5, 2003 between Frederick McTaggart and Consolidated Water Co. Ltd. (incorporated herein by reference to Exhibit 10.18 filed as a part of our Form 10-K for the fiscal year ended December 31, 2003, Commission File No. 0-25248)

10.3.2*	Amendment of Engagement Agreement dated September 14, 2007 between Frederick W. McTaggart and Consolidated Water Co. Ltd. (incorporated herein by reference to Exhibit 10.2 to our Form 8-K filed September 19, 2007, Commission File No. 0-25248)

10.3.3*	Third Amendment of Engagement Agreement dated September 9, 2009 between Frederick W. McTaggart and Consolidated Water Co. Ltd. (incorporated herein by reference to Exhibit 10.1 to our Form 8-K filed September 9, 2009, Commission File No. 0-25248)

10.4*	Engagement Agreement dated January 15, 2008 between David Sasnett and Consolidated Water Co. Ltd. (incorporated herein by reference to Exhibit 10.1 filed as part of our Form 8-K filed January 22, 2008, Commission File No. 0-25248)

10.5*	Employment contract dated January 14, 2008 between Ramjeet Jerrybandan and Consolidated Water Co. Ltd. (incorporated herein by reference to Exhibit 10.11 filed as part of our Form 10-K for the fiscal year ended December 31, 2008, Commission File No. 0-25248)

10.6*	Employment contract dated January 16, 2008 between Gerard Pereira and Consolidated Water Co. Ltd. (incorporated herein by reference to Exhibit 10.12 filed as a part of our Form 10-K for the fiscal year ended December 31, 2008, Commission File No. 0-25248)

10.7*	Engagement Agreement dated July 12, 2011 between John Tonner and Consolidated Water Co. Ltd. (incorporated herein by reference to Exhibit 10.1 filed as a part of our Form 8-K filed August 5, 2011, Commission File No. 0-25248).

10.8	Specimen Service Agreement between Cayman Water Company Limited and consumers (incorporated herein by reference to the exhibit filed as part of our Registration Statement on Form F-1 dated March 26, 1996)

10.9*	Summary Share Grant Plan for Directors (incorporated herein by reference to Exhibit 10.24 filed as part of our Registration Statement on Form F-2 dated May 17, 2000, Commission File No. 333-35356)

10.10*	Employee Share Option Plan (incorporated herein by reference to Exhibit 10.26 filed as a part of our Form 10-K for the fiscal year ended December 31, 2001, Commission File No. 0-25248)

10.11*	2008 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 filled as part of our Form 10-Q for the fiscal quarter ended September 30, 2008, Commission File No. 0-25248)

10.12	Agreement dated February 1, 2002 between Consolidated Water Co. Ltd. and Cayman Hotel and Golf Inc. (incorporated herein by reference to Exhibit 10.31 filed as a part of our Form 10-K for the fiscal year ended December 31, 2001, Commission File No. 0-25248)

10.13	Lease dated December 10, 2001 between Cayman Hotel and Golf Inc. and Consolidated Water Co. Ltd. (incorporated herein by reference to Exhibit 10.52 filed as a part of our Form 10-K for the fiscal year ended December 31, 2001, Commission File No. 0-25248)

10.14	Amended Lease dated April 27, 1993 signed January 2, 2004 between Government of Belize and Belize Water Limited (incorporated herein by reference to Exhibit 10.36 filed as a part of our Form 10-K for the fiscal year ended December 31, 2003, Commission File No. 0-25248)

10.15	Loan Agreement dated February 7, 2003 between Consolidated Water Co. Ltd. and Scotiabank (Cayman Islands) Ltd. (incorporated herein by reference to Exhibit 10.1 filed as a part of our Form 8-K dated February 13, 2003, Commission File No. 0-25248)

10.16.1	Loan Agreement dated May 25, 2005 between Ocean Conversion (BVI), Ltd. and Consolidated Water Co. Ltd. (incorporated herein by reference to Exhibit 99.1 filed as a part of our Form 8-K dated June 1, 2005, Commission File No. 0-25248)

10.16.2	Debenture Agreement dated August 24, 2007 between Ocean Conversion (BVI), Ltd. and Consolidated Water Co. Ltd. (incorporated herein by reference to Exhibit 10.31.2 filed as a part of our Form 10-K for the fiscal year ended December 31, 2009, Commission File No. 0-25248)

10.16.3	Amending Debenture Agreement dated March 14, 2008 between Ocean Conversion (BVI), Ltd. and Consolidated Water Co. Ltd. (incorporated herein by reference to Exhibit 10.31.3 filed as a part of our Form 10-K for the fiscal year ended December 31, 2009, Commission File No. 0-25248)

10.16.4	Second Amending Debenture Agreement dated February 18, 2009 between Ocean Conversion (BVI), Ltd. and Consolidated Water Co. Ltd. (incorporated herein by reference to Exhibit 10.31.4 filed as a part of our Form 10-K in the fiscal year ended December 31, 2009, Commission File No. 0-25248)

10.16.5	Amending Loan Agreement dated August 20, 2009 between Ocean Conversion (BVI), Ltd. and Consolidated Water Co. (incorporated herein by reference to Exhibit 10.31.5 filed as a part of our Form 10-K for the fiscal year ended December 31, 2009, Commission File No. 0-25248)

10.16.6	Amending Loan Agreement dated February 10, 2010 between Ocean Conversion (BVI), Ltd. and Consolidated Water Co. (incorporated herein by reference to Exhibit 10.31.6 filed as a part of our Form 10-K for the fiscal year ended December 31, 2009, Commission File No. 0-25248)

10.17	Trust Deed dated August 4, 2006 between Consolidated Water Co. Ltd. and Dextra Bank & Trust Co. Ltd. (incorporated herein by reference to Exhibit 10.1 filed as a part of our Form 8-K filed August 9, 2006, File No. 0-25248)

10.18	Subscription Agreement dated August 4, 2006 between Consolidated Water Co. Ltd. and Scotiatrust and Merchant Bank Trinidad & Tobago Limited (incorporated herein by reference to Exhibit 10.2 filed as a part of our Form 8-K filed August 9, 2006, File No. 0-25248)

10.19	Deed of Second Debenture dated August 4, 2006 between Consolidated Water Co. Ltd. and Dextra Bank & Trust Co. Ltd. (incorporated herein by reference to Exhibit 10.5 filed as a part of our Form 8-K filed August 9, 2006, File No. 0-25248)

10.20	Deed of Second Collateral Debenture dated August 4, 2006 between Cayman Water Company Limited and Dextra Bank & Trust Co. Ltd. (incorporated herein by reference to Exhibit 10.6 filed as a part of our Form 8-K filed August 9, 2006, File No. 0-25248)

10.21	Equitable Charge of Shares dated August 4, 2006 between Consolidated Water Co. Ltd. and Dextra Bank & Trust Co. Ltd. (incorporated herein by reference to Exhibit 10.7 filed as a part of our Form 8-K filed August 9, 2006, File No. 0-25248)

10.22	Intercreditor Deed dated August 4, 2006 among Scotiabank & Trust (Cayman) Ltd., Dextra Bank & Trust Co. Ltd., Consolidated Water Co. Ltd. and Cayman Water Company Limited (incorporated herein by reference to Exhibit 10.8 filed as a part of our Form 8-K filed August 9, 2006, File No. 0-25248)

10.23	Cayman Islands Collateral Charge, West Bay Beach South Property, Block 12D, Parcel 79REM1/2 (incorporated herein by reference to Exhibit 10.9 filed as a part of our Form 8-K filed August 9, 2006, File No. 0-25248)

10.24	Cayman Islands Collateral Charge, West Bay Beach North, Block 11D, Parcel 40 (incorporated herein by reference to Exhibit 10.10 filed as a part of our Form 8-K filed August 9, 2006, File No. 0-25248)

10.25	Cayman Islands Collateral Charge, West Bay Beach North, Block 11D, Parcel 8 (incorporated herein by reference to Exhibit 10.11 filed as a part of our Form 8-K filed August 9, 2006, File No. 0-25248)

10.26	Cayman Islands Collateral Charge, West Bay North East, Block 9A, Parcel 8 (incorporated herein by reference to Exhibit 10.12 filed as a part of our Form 8-K filed August 9, 2006, File No. 0-25248)

10.27	Cayman Islands Collateral Charge, West Bay North East, Block 9A, Parcel 469 (incorporated herein by reference to Exhibit 10.13 filed as a part of our Form 8-K filed August 9, 2006, File No. 0-25248)

10.28	Loan Agreement dated as of October 4, 2006, by and between Royal Bank of Canada and Consolidated Water (Bahamas) Ltd. (incorporated herein by reference to Exhibit 10.1 filed as a part of our Form 8-K filed October 6, 2006, File No. 0-25248)

10.29.1†	Form of Agreement for Desalinated Water Supply dated May 2005 among Water and Sewerage Corporation, Consolidated Water Co. Ltd. and Consolidated Water (Bahamas) Limited (incorporated herein by reference to Exhibit 10.1 filed as a part of our Form 8-K filed February 4, 2011, File No. 0-25248)

10.29.2†	Letter of Acceptance dated January 25, 2011 (effective January 31, 2011) between Water and Sewerage Corporation and Consolidated Water Co. Ltd. (incorporated herein by reference to Exhibit 10.2 filed as a part of our Form 8-K filed February 4, 2011, File No. 0-25248)

10.29.3†	Proposal letter dated December 8, 2010 addressed to the Water and Sewerage Corporation (incorporated herein by reference to Exhibit 10.3 filed as a part of our Form 8-K filed February 4, 2011, File No. 0-25248)

10.30.1	N.S.C. Agua S.A. de C.V. agreement for the purchase of 12 hectares of land dated May 16, 2013 (incorporated herein by reference to Exhibit 10.32.1 filed as a part of our Form 10-K for the fiscal year ended December 31, 2013, Commission File No. 0-25248)

10.30.2	Appendix to N.S.C. Agua S.A. de C.V. agreement for the purchase of 12 hectares of land dated May 16, 2013 (incorporated herein by reference to Exhibit 10.32.2 filed as a part of our Form 10-K for the fiscal year ended December 31, 2013, Commission File No. 0-25248)

10.30.3	Exhibit Index to N.S.C. Agua S.A. de C.V. agreement for the purchase of 12 hectares of land dated May 16, 2013 (incorporated herein by reference to Exhibit 10.32.3 filed as a part of our Form 10-K for the fiscal year ended December 31, 2013, Commission File No. 0-25248)

10.30.4	Exhibits to N.S.C. Agua S.A. de C.V. agreement for the purchase of 12 hectares of land dated May 16, 2013 (incorporated herein by reference to Exhibit 10.32.4 filed as a part of our Form 10-K for the fiscal year ended December 31, 2013, Commission File No. 0-25248)

10.31	Stock Purchase Agreement dated February 11, 2016 among Consolidated Water U.S. Holdings, Inc., Aerex Industries, Inc. and Thomas Donnick, Jr. (incorporated herein by reference to Exhibit 10.1 filed as a part of our Form 8-K filed February 16, 2016, File No. 0-25248)

10.32	Public-Private Partnership Contract dated August 22, 2016 among Aguas de Rosarito S.A.P.I. de C.V., the State Water Commission of Baja California, the Government of Baja California represented by the Secretary of Planning and Finance, and the Public Utilities Commission of Tijuana. (incorporated herein by reference to Exhibit 10.1 to be filed as a part of our amendment to Form 8-K filed August 26, 2016, File No. 0-25248)

21.1**	Subsidiaries of the Registrant

23.1**	Consent of Marcum LLP - Consolidated Water Co. Ltd.

23.2**	Consent of Marcum LLP - Ocean Conversion (BVI) Ltd.

31.1**	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2**	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Schema

101.CAL**	XBRL Taxonomy Calculation Linkbase

101.DEF**	XBRL Taxonomy Definition Linkbase

101.LAB**	XBRL Taxonomy Label Linkbase

101.PRE**	XBRL Taxonomy Presentation Linkbase

*	Indicates a management contract or compensatory plan.
**	Filed herewith.
†	Portions of these Exhibits have been omitted pursuant to a request for confidential treatment.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONSOLIDATED WATER CO. LTD.

By:	/s/ Wilmer F. Pergande
Wilmer F. Pergande
Chairman of the Board of Directors

Dated: March 16, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature		Title	Date

By:	/s/ Wilmer F. Pergande	Chairman of the Board of Directors	March 16, 2017
Wilmer F. Pergande

By:	/s/ Frederick W. McTaggart	Director, Chief Executive Officer and President	March 16, 2017
	Frederick W. McTaggart	(Principal Executive Officer)

By:	/s/ David W. Sasnett	Executive Vice President & Chief Financial Officer	March 16, 2017
	David W. Sasnett	(Principal Financial and Accounting Officer)

By:	/s/ Brian E. Butler	Director	March 16, 2017
Brian E. Butler

By:	/s/ Carson K. Ebanks	Director	March 16, 2017
Carson K. Ebanks

By:	/s/ Richard L. Finlay	Director	March 16, 2017
Richard L. Finlay

By:	/s/ Clarence B. Flowers, Jr.	Director	March 16, 2017
Clarence B. Flowers, Jr.

By:	/s/ Leonard J. Sokolow	Director	March 16, 2017
Leonard J. Sokolow

By:	/s/ Raymond Whittaker	Director	March 16, 2017
Raymond Whittaker