Form 10-Q
period 2017-03-31
CONSOLIDATED WATER CO LTD
filed 2017-05-10
CIK 928340

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☒        No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒       No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, smaller reporting company or an emerging growth company. See definition of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐    Accelerated filer  ☒

Non-accelerated filer  ☐  (do not check if a smaller reporting company)  Smaller reporting company  ☐  Emerging growth company  ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No   ☒

As of May 5, 2017, 14,889,865 shares of the registrant’s common stock, with US$0.60 par value, were outstanding.

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

The official currency of the British Virgin Islands is the US$.

Our Netherlands subsidiary conducts business in US$ and euros, our Indonesian subsidiary conducts business in US$ and Indonesian rupiahs, and our Mexico subsidiary conducts business in US$ and Mexican pesos. The exchange rates for conversion of euros, rupiahs and Mexican pesos into US$ vary based upon market conditions.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED WATER CO. LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2017	2016
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$36,532,545	$39,254,116
Accounts receivable, net	22,614,301	16,500,798
Inventory	3,450,803	2,305,879
Prepaid expenses and other current assets	1,353,451	1,096,200
Current portion of loans receivable	1,495,831	1,633,588
Costs and estimated earnings in excess of billings	340,890	85,211
Total current assets	65,787,821	60,875,792
Property, plant and equipment, net	52,077,467	53,084,105
Construction in progress	2,383,813	885,494
Inventory, non-current	4,648,972	4,606,088
Loans receivable	1,793,773	2,135,428
Investment in OC-BVI	2,987,371	4,086,630
Intangible assets, net	4,820,078	5,195,476
Goodwill	9,784,248	9,784,248
Land held for development	20,558,424	20,558,424
Other assets	2,341,156	2,392,843
Total assets	$167,183,123	$163,604,528

LIABILITIES AND EQUITY
Current liabilities
Accounts payable and other current liabilities	$5,414,306	$4,898,908
Dividends payable	1,188,858	1,187,214
Notes payable to related party	882,000	490,000
Billings in excess of costs and estimated earnings	1,470,978	102,966
Total current liabilities	8,956,142	6,679,088
Deferred tax liability	1,775,544	1,915,241
Other liabilities	739,827	904,827
Total liabilities	11,471,513	9,499,156
Commitments and contingencies
Equity
Consolidated Water Co. Ltd. stockholders' equity
Redeemable preferred stock, $0.60 par value. Authorized 200,000 shares; issued and outstanding 35,225 and 35,225 shares, respectively	21,135	21,135
Class A common stock, $0.60 par value. Authorized 24,655,000 shares; issued and outstanding 14,889,497 and 14,871,664 shares, respectively	8,933,698	8,922,998
Class B common stock, $0.60 par value. Authorized 145,000 shares; none issued	-	-
Additional paid-in capital	85,755,874	85,621,033
Retained earnings	53,101,810	51,589,337
Cumulative translation adjustment	(549,555)	(549,555)
Total Consolidated Water Co. Ltd. stockholders' equity	147,262,962	145,604,948
Non-controlling interests	8,448,648	8,500,424
Total equity	155,711,610	154,105,372
Total liabilities and equity	$167,183,123	$163,604,528

 The accompanying notes are an integral part of these condensed consolidated financial statements.

CONSOLIDATED WATER CO. LTD.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended March 31,
	2017	2016
Retail revenues	$6,476,604	$5,970,238
Bulk revenues	7,690,402	7,265,293
Services revenues	130,252	180,712
Manufacturing revenues	1,379,848	618,529
Total revenues	15,677,106	14,034,772

Cost of retail revenues	2,684,286	2,629,674
Cost of bulk revenues	5,015,789	4,610,324
Cost of services revenues	102,166	197,275
Cost of manufacturing revenues	1,041,297	420,468
Total cost of revenues	8,843,538	7,857,741
Gross profit	6,833,568	6,177,031
General and administrative expenses	4,797,192	4,460,986
Income from operations	2,036,376	1,716,045

Other income (expense):
Interest income	122,191	216,835
Interest expense	(2,223)	(64,046)
Profit sharing income from OC-BVI	10,125	34,425
Equity in earnings of OC-BVI	26,866	45,364
Impairment loss on investment in OC-BVI	-	(50,000)
Unrealized gain on put/call options	165,000	-
Other	81,420	206,979
Other income, net	403,379	389,557
Income before income taxes	2,439,755	2,105,602
Provision for (benefit from) income taxes	(139,697)	(73,269)
Net income	2,579,452	2,178,871
Income (loss) attributable to non-controlling interests	(51,776)	124,230
Net income attributable to Consolidated Water Co. Ltd. stockholders	$2,631,228	$2,054,641

Basic earnings per common share attributable to Consolidated Water Co. Ltd. common stockholders	$0.18	$0.14
Diluted earnings per common share attributable to Consolidated Water Co. Ltd. common stockholders	$0.18	$0.14
Dividends declared per common share	$0.075	$0.075

Weighted average number of common shares used in the determination of:
Basic earnings per share	14,871,862	14,783,380
Diluted earnings per share	15,035,219	14,864,125

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONSOLIDATED WATER CO. LTD.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended March 31,
	2017	2016
Net income	$2,579,452	$2,178,871
Other comprehensive income (loss)
Foreign currency translation adjustment	-	(3,175)
Total other comprehensive income (loss)	-	(3,175)
Comprehensive income	2,579,452	2,175,696
Comprehensive income (loss) attributable to non-controlling interests	(51,776)	124,071
Comprehensive income attributable to Consolidated Water Co. Ltd. stockholders	$2,631,228	$2,051,625

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONSOLIDATED WATER CO. LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2017	2016
Net cash used in operating activities	$(1,855,742)	$(356,645)

Cash flows from investing activities
Additions to property, plant and equipment and construction in progress	(1,766,007)	(954,671)
Proceeds from sale of equipment	9,627	15,000
Distribution of earnings from OC-BVI	1,136,250	-
Acquisition of Aerex, net of cash acquired	-	(7,742,853)
Collections on loans receivable	479,412	449,338
Release of cash balance	-	423,405
Net cash used in investing activities	(140,718)	(7,809,781)

Cash flows from financing activities
Dividends paid to CWCO common shareholders	(1,114,469)	(1,107,759)
Dividends paid to CWCO preferred shareholders	(2,642)	(2,910)
Repurchase of redeemable preferred stock	-	(6,083)
Proceeds received from exercise of stock options	-	50,420
Issuance of note payable to related party	392,000	490,000
Repayments of demand loan payable	-	(500,000)
Net cash used in financing activities	(725,111)	(1,076,332)
Effect of exchange rate changes on cash	-	647
Net increase (decrease) in cash and cash equivalents	(2,721,571)	(9,242,111)
Cash and cash equivalents at beginning of period	39,254,116	44,792,734
Cash and cash equivalents at end of period	$36,532,545	$35,550,623

Interest paid in cash	$-	$32,896

Non-cash investing and financing activities

Issuance of 17,833, and 0, respectively, shares of common stock for services rendered	$203,551	$-

Dividends declared but not paid	$1,119,355	$1,111,795

Transfers from inventory to property, plant and equipment and construction in progress	$70,545	$69,920

Transfers from construction in progress to property, plant and equipment	$140,499	$83,903

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONSOLIDATED WATER CO. LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. Principal activity

Consolidated Water Co. Ltd., and its subsidiaries (collectively, the “Company”) use reverse osmosis technology to produce potable water from seawater. The Company processes and supplies water and provides water-related products and services to its customers in the Cayman Islands, Belize, The Bahamas, the British Virgin Islands, the United States and Indonesia. The Company sells water to a variety of customers, including public utilities, commercial and tourist properties, residential properties and government facilities. The base price of water supplied by the Company, and adjustments thereto, are determined by the terms of a retail license and bulk water supply contracts which provide for adjustments based upon the movement in the government price indices specified in the license and contracts as well as monthly adjustments for changes in the cost of energy. The Company also manufactures and services a wide range of products and provides design, engineering, management, operating and other services applicable to commercial, municipal and industrial water production, supply and treatment.

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

The accompanying interim condensed consolidated financial statements are unaudited. These condensed consolidated financial statements reflect all adjustments (which are of a normal recurring nature) that, in the opinion of management, are necessary to fairly present the Company’s financial position, results of operations and cash flows as of and for the periods presented. The results of operations for these interim periods are not necessarily indicative of the operating results for future periods, including the fiscal year ending December 31, 2017.

These condensed consolidated financial statements and notes are presented in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) relating to interim financial statements and in conformity with accounting principles generally accepted in the United States of America (“US GAAP”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with US GAAP have been condensed or omitted in these condensed financial statements pursuant to SEC rules and regulations, although the Company believes that the disclosures made herein are adequate to make the information not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

Foreign currency: The Company’s reporting currency is the United States dollar (“US$”). The functional currency of the Company and its foreign operating subsidiaries (other than CW-Bali, NSC and CW-Cooperatief) is the currency for each respective country. As discussed in Note 8, the Company changed the functional currency of CW-Bali from the Indonesian rupiah to the US$ as of October 1, 2016. The functional currency for NSC and CW-Cooperatief is the US$. The exchange rates for the Cayman Islands dollar, the Belize dollar and the Bahamian dollar are fixed to the US$. CW-Cooperatief conducts business in US$ and euros, CW-Bali conducts business in US$ and Indonesian rupiahs, and NSC and AdR conduct business in US$ and Mexican pesos. The exchange rates for conversion of euros, rupiahs and Mexican pesos into US$ vary based upon market conditions. Net foreign currency gains arising from transactions and re-measurements were $65,147 and $154,409 for the three months ended March 31, 2017 and 2016, respectively, and are included in “Other income (expense) - Other” in the accompanying condensed consolidated statements of income.

Comprehensive income: Comprehensive income (loss) is defined as the change in equity during a period from transactions and other events from non-owner sources. Comprehensive income (loss) is the total of net income and other comprehensive income (loss) which, for the Company, is comprised entirely of foreign currency translation adjustments related to CW-Bali.

Cash and cash equivalents: Cash and cash equivalents consist of demand deposits at banks and highly liquid deposits at banks with an original maturity of three months or less. Cash and cash equivalents as of March 31, 2017 and December 31, 2016 include a certificate of deposit with an original maturity of three months or less of approximately $1.0 million.

Transfers from the Company’s Bahamas and Belize bank accounts to Company bank accounts in other countries require the approval of the Central Bank of the Bahamas and Belize, respectively. As of March 31, 2017, the equivalent United States dollar cash balances for deposits held in the Bahamas and Belize were approximately $3.0 million and $5.4 million, respectively.

Comparative amounts: Certain amounts reported in the financial statements issued in prior periods have been reclassified herein to conform to the current period’s presentation. These reclassifications had no effect on consolidated net income.

3. Fair value measurements

As of March 31, 2017 and December 31, 2016, the carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and other current liabilities, the notes payable to related party and dividends payable approximate their fair values due to the short term maturities of these instruments. Management considers that the carrying amounts for loans receivable as of March 31, 2017 and December 31, 2016 approximate their fair value as the stated interest rates approximate market rates.

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

The following table presents the Company’s fair value hierarchy for assets and liabilities measured at fair value as of March 31, 2017 and December 31, 2016:

	March 31, 2017
	Level 1	Level 2	Level 3	Total
Liabilities:
Recurring
Net liability arising from put/call options	$-	$-	$515,000	$515,000

	December 31, 2016
	Level 1	Level 2	Level 3	Total
Liabilities:
Recurring
Net liability arising from put/call options	$-	$-	$680,000	$680,000

The activity for the Level 3 liability for the three months ended March 31, 2017:

Net liability arising from put/call options(1)
Balance as of December 31, 2016	$680,000
Unrealized gain	(165,000)
Balance as of March 31, 2017	$515,000

(1) In connection with the Company’s acquisition of 51% of Aerex in February 2016, the Company acquired from Aerex’s former sole shareholder an option to compel such shareholder to sell, and granted to such shareholder an option to require the Company to purchase, the shareholder’s remaining 49% ownership interest in Aerex at a price based upon the fair value of Aerex at the time of the exercise of the option. The options are exercisable on or after the third anniversary of the February 2016 acquisition date. The net liability arising from the put/call options is included in other liabilities in the accompanying condensed consolidated balance sheets as of March 31, 2017 and December 31, 2016.

4. Segment information

The Company has four reportable segments: retail, bulk, services and manufacturing. The retail segment primarily operates the water utility for the Seven Mile Beach and West Bay areas of Grand Cayman Island pursuant to an exclusive license granted by the Cayman Islands government. The bulk segment supplies potable water to government utilities in Grand Cayman, The Bahamas and Belize under long-term contracts. The services segment provides desalination plant management and operating services to affiliated companies and designs, constructs and sells desalination plants to third parties. The manufacturing segment manufactures and services a wide range of water-related products and provides design, engineering, management, operating and other services applicable to commercial, municipal and industrial water production, supply and treatment. The manufacturing segment includes the operations of Aerex beginning February 11, 2016.

Consistent with prior periods, the Company records all non-direct general and administrative expenses in its retail business segment and does not allocate any of these non-direct expenses to its other three business segments.

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

	Three Months Ended March 31, 2017
	Retail	Bulk	Services	Manufacturing	Total
Revenues	$6,476,604	$7,690,402	$130,252	$1,379,848	$15,677,106
Cost of revenues	2,684,286	5,015,789	102,166	1,041,297	8,843,538
Gross profit	3,792,318	2,674,613	28,086	338,551	6,833,568
General and administrative expenses	3,012,860	301,076	743,406	739,850	4,797,192
Income (loss) from operations	$779,458	$2,373,537	$(715,320)	$(401,299)	2,036,376
Other income, net					403,379
Income before income taxes					2,439,755
Provision for (benefit from) income taxes					(139,697)
Net income					2,579,452
Loss attributable to non-controlling interests					(51,776)
Net income attributable to Consolidated Water Co. Ltd. stockholders					$2,631,228

Depreciation and amortization expenses for the three months ended March 31, 2017 for the retail, bulk, services and manufacturing segments were $509,820, $826,779, $22,019 and $406,489, respectively.

	Three Months Ended March 31, 2016
	Retail	Bulk	Services	Manufacturing	Total
Revenues	$5,970,238	$7,265,293	$180,712	$618,529	$14,034,772
Cost of revenues	2,629,674	4,610,324	197,275	420,468	7,857,741
Gross profit (loss)	3,340,564	2,654,969	(16,563)	198,061	6,177,031
General and administrative expenses	2,897,861	435,896	806,574	320,655	4,460,986
Income (loss) from operations	$442,703	$2,219,073	$(823,137)	$(122,594)	1,716,045
Other income, net					389,557
Income before income taxes					2,105,602
Provision for (benefit from) income taxes					(73,269)
Net income					2,178,871
Income attributable to non-controlling interests					124,230
Net income attributable to Consolidated Water Co. Ltd. stockholders					$2,054,641

Depreciation and amortization expenses for the three months ended March 31, 2016 for the retail, bulk, services and manufacturing segments were $587,726, $827,389, $29,038 and $210,669, respectively.

	As of March 31, 2017
	Retail	Bulk	Services	Manufacturing	Total
Accounts receivable, net	$2,481,075	$16,977,316	$776,733	$2,379,177	$22,614,301
Property plant and equipment, net	$24,528,063	$25,424,192	$110,282	$2,014,930	$52,077,467
Construction in progress	$153,740	$2,221,068	$1,105	$7,900	$2,383,813
Intangibles, net	$-	$583,411	$-	$4,236,667	$4,820,078
Goodwill	$1,170,511	$2,328,526	$-	$6,285,211	$9,784,248
Land held for development	$-	$-	$20,558,424	$-	$20,558,424
Total assets	$54,104,920	$70,559,269	$25,462,905	$17,056,029	$167,183,123

	As of December 31, 2016
	Retail	Bulk	Services	Manufacturing	Total
Accounts receivable, net	$2,646,628	$12,692,714	$629,930	$531,526	$16,500,798
Property plant and equipment, net	$24,890,031	$26,124,724	$91,030	$1,978,320	$53,084,105
Construction in progress	$134,392	$743,296	$-	$7,806	$885,494
Intangibles, net	$-	$599,960	$15,516	$4,580,000	$5,195,476
Goodwill	$1,170,511	$2,328,526	$-	$6,285,211	$9,784,248
Land held for development	$-	$-	$20,558,424	$-	$20,558,424
Total assets	$54,303,011	$68,663,628	$33,594,855	$7,043,034	$163,604,528

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

The following summarizes information related to the computation of basic and diluted EPS:

	Three Months Ended March 31,
	2017	2016
Net income attributable to Consolidated Water Co. Ltd. stockholders	$2,631,228	$2,054,641
Less: preferred stock dividends	(2,642)	(2,850)
Net income available to common shares in the determination of basic earnings per common share	$2,628,586	$2,051,791

Weighted average number of common shares in the determination of basic earnings per common share attributable to Consolidated Water Co. Ltd. common stockholders	14,871,862	14,783,380
Plus:

Weighted average number of preferred shares outstanding during the period	35,225	38,584

Potential dilutive effect of unexercised options and unvested stock grants	128,132	42,161

Weighted average number of shares used for determining diluted earnings per common share attributable to Consolidated Water Co. Ltd. common stockholders	15,035,219	14,864,125

6. Investment in OC-BVI

The Company owns 50% of the outstanding voting common shares and a 43.53% equity interest in Ocean Conversion (BVI) Ltd. (“OC-BVI”). The Company also owns certain profit sharing rights in OC-BVI that raise its effective interest in the profits of OC-BVI to approximately 45%. Pursuant to a management services agreement, OC-BVI pays the Company monthly fees for certain engineering and administrative services. OC-BVI’s sole customer is the Ministry of Communications and Works of the Government of the British Virgin Islands to which it sells bulk water.

The Company’s equity investment in OC-BVI amounted to $2,987,371 and $4,086,630 as of March 31, 2017 and December 31, 2016, respectively.

OC-BVI sells water produced by a desalination plant with a capacity of 720,000 gallons per day located at Bar Bay, Tortola (the “Bar Bay plant”) to the BVI government under a contract (the “Bar Bay agreement”) that was due to expire in March 2017 but was extended on February 14, 2017 for 14 years. The selling price for the water under the extension is approximately 31% lower than the price that was in effect as of December 31, 2016. Under the terms of the Bar Bay agreement, OC-BVI delivers up to 600,000 gallons of water per day to the BVI government from the Bar Bay plant on a take-or-pay basis. The Bar Bay agreement required OC-BVI to complete a storage reservoir on a BVI government site by no later than March 4, 2011. OC-BVI has not commenced construction of this storage reservoir due to the BVI government’s failure to pay (i) the full amount of invoices (including interest) for the water provided by the Bar Bay plant on a timely basis; and (ii) the remaining amount due under a court ruling relating to the Baughers Bay litigation (see discussion that follows).

Summarized financial information for OC-BVI is as follows:

	March 31,	December 31,
	2017	2016
Current assets	$3,490,483	$5,627,414
Non-current assets	3,748,398	3,963,242
Total assets	$7,238,881	$9,590,656

	March 31,	December 31,
	2017	2016
Current liabilities	$264,606	$197,673
Non-current liabilities	1,267,650	1,854,900
Total liabilities	$1,532,256	$2,052,573

	Three Months Ended March 31,
	2017	2016
Revenues	$819,482	$936,884
Cost of revenues	548,527	484,639
Gross profit	270,955	452,245
General and administrative expenses	197,563	260,542
Income from operations	73,392	191,703
Other income (expense), net	7,650	(68,850)
Net income	81,042	122,853
Income attributable to non-controlling interests	19,326	18,641
Net income attributable to controlling interests	$61,716	$104,212

A reconciliation of the beginning and ending balances for the investment in OC-BVI for the three months ended March 31, 2017 is as follows:

Balance as of December 31, 2016	$4,086,630
Profit sharing and equity from earnings of OC-BVI	36,991
Distributions received from OC-BVI	(1,136,250)
Balance as of March 31, 2017	$2,987,371

The Company recognized $26,866 and $45,364 in earnings from its equity investment in OC-BVI for the three months ended March 31, 2017 and 2016, respectively. The Company recognized $10,125 and $34,425 in profit sharing income from its profit sharing agreement with OC-BVI for the three months ended March 31, 2017 and 2016, respectively.

For the three months ended March 31, 2017 and 2016, the Company recognized $130,252 and $138,756, respectively, in revenues from sales of consumable stock and its management services agreement with OC-BVI, both of which are included in services revenues in the accompanying consolidated statements of income. Amounts payable by OC-BVI to the Company were $66,142 and $54,559 as of March 31, 2017 and December 31, 2016, respectively. The Company’s remaining unamortized balance recorded for this management services agreement, which is reflected as an intangible asset on the condensed consolidated balance sheet, was $0 and $15,500 as of March 31, 2017 and December 31, 2016, respectively.

Baughers Bay Litigation

Through March 2010, OC-BVI supplied water to the BVI government from a plant located at Baughers Bay, Tortola, under the terms of a water supply agreement dated May 1990 (the “1990 Agreement”) with an initial seven-year term that expired in May 1999. The 1990 Agreement provided that such agreement would automatically be extended for another seven-year term unless the BVI government provided notice, at least eight months prior to such expiration, of its decision to purchase the plant from OC-BVI at the agreed upon amount under the 1990 Agreement of approximately $1.42 million. In correspondence between the parties from late 1998 through early 2000, the BVI government indicated that it intended to purchase the plant but would be amenable to negotiating a new water supply agreement, and that it considered the 1990 Agreement to be in force on a monthly basis until negotiations between the BVI government and OC-BVI were concluded. Occasional discussions were held between the parties since 2000 without resolution of the matter. OC-BVI continued to supply water from the plant and expended approximately $4.7 million between 1995 and 2003 to significantly expand the production capacity of the plant beyond that contemplated in the 1990 Agreement.

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

The Court ruled on this litigation in 2009, awarding ownership of the Baughers Bay plant to the BVI government without compensation to OC-BVI and awarding OC-BVI payments from the BVI government for the water supplied from the plant at rates deemed appropriate by the Court. Both OC-BVI and the BVI subsequently filed appeals with the Eastern Caribbean Court of Appeals (the “Appellate Court”) asking the Appellate Court to review certain rulings by the Court with respect to this litigation.

In March 2010, OC-BVI vacated the Baughers Bay plant and the BVI government assumed direct responsibility for the plant’s operations pursuant to the Court ruling.

In June 2012, the Appellate Court issued the final ruling with respect to the Baughers Bay litigation. This ruling upheld the previous ruling of the Court with one exception: the Appellate Court awarded OC-BVI compensation for improvements made to the plant in the amount equal to the difference between (i) the value of the Baughers Bay plant at the date OC-BVI transferred possession of the plant to the BVI government and (ii) $1.42 million (the purchase price for the Baughers Bay plant under the 1990 Agreement).

OC-BVI and the BVI government engaged a mutually approved valuation expert to complete a valuation of the Baughers Bay plant at the date it was transferred to the BVI government in accordance with the Appellate Court ruling. In June 2016, OC-BVI received the final valuation report from this valuation expert, which set forth a value for the Baughers Bay plant of $13.0 million as of the date OC-BVI transferred possession of the plant to the BVI government. Applying the valuation determined by the valuation expert to the formula set forth by the Appellate Court in its ruling, OC-BVI would be entitled to $11.58 million from the BVI government for the Baughers Bay plant. The BVI government has disagreed with the valuation methodology used by the valuation expert and the resulting valuation for the Baughers Bay plant. OC-BVI cannot presently determine if the Appellate Court will uphold the Baughers Bay plant valuation or when, or to what extent, any amount for the value of the Baughers Bay plant will be paid by the BVI government to OC-BVI. Consequently, any amount due for the Baughers Bay plant valuation will not be included in OC-BVI’s results of operations until such amount, if any, is paid by the BVI government.

Valuation of Investment in OC-BVI

The Company accounts for its investment in OC-BVI under the equity method of accounting for investments in common stock. This method requires recognition of a loss on an equity investment that is other than temporary, and indicates that a current fair value of an equity investment that is less than its carrying amount may indicate a loss in the value of the investment. While a quoted market price for OC-BVI’s stock is not available, due to the uncertainties (specifically the Baughers Bay litigation and the possible expiration without renewal of the Bar Bay agreement) associated with OC-BVI’s future cash flows, the Company tested the carrying value of its investment in OC-BVI (which exceeded the Company’s proportionate share of OC-BVI’s net assets by an amount accounted for as goodwill) for impairment in 2016 and prior years.

The Company estimated the fair value of its investment in OC-BVI through the use of the discounted cash flow method, which relies upon projections of OC-BVI’s operating results, working capital and capital expenditures. The use of this method required the Company to estimate OC-BVI’s future cash flows from its Bar Bay plant and the resolution of the Baughers Bay litigation.

The Company estimated OC-BVI’s cash flows from its Bar Bay plant by (i) identifying various possible future scenarios which included the execution of a new agreement for the Bar Bay plant as well as the termination of Bar Bay plant operations upon the scheduled expiration of the Bar Bay agreement in March 2017; (ii) estimating the cash flows associated with each possible scenario; and (iii) assigning a probability to each scenario. The Company similarly estimated the cash flows OC-BVI would receive from the BVI government in connection with the Court and Appellate Court rulings on the Baughers Bay litigation by assigning probabilities to different scenarios. The resulting probability-weighted sum represented the Company’s best estimate of future cash flows to be generated by OC-BVI.

The identification of the possible scenarios for the Bar Bay plant and the Baughers Bay litigation, the projections of cash flows for each scenario, and the assignment of relative probabilities to each scenario all represented significant estimates made by the Company. While the Company used its best judgment in identifying these possible scenarios, estimating the expected cash flows for these scenarios and assigning relative probabilities to each scenario, these estimates were by their nature highly subjective and were also subject to material change by the Company’s management over time based upon new information or changes in circumstances.

After updating its probability-weighted estimates of OC-BVI’s future cash flows and its resulting estimate of the fair value of its investment in OC-BVI, the Company recorded an impairment loss of $50,000 for the three months ended March 31, 2016 to reduce the carrying value of its investment in OC-BVI. The Company subsequently recorded an additional $875,000 in impairment losses for the remainder of the year ended December 31, 2016 to reduce the carrying value of its investment in OC-BVI.

As of March 31, 2017, the amount of the Company’s proportionate share (43.53%) of OC-BVI’s net assets exceeded the carrying value of the Company’s investment in OC-BVI by approximately $30,000.

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

Since its inception, NSC has engaged engineering groups with extensive regional and/or technical experience to prepare preliminary designs and cost estimates for the desalination plant and the proposed pipeline and prepare the environmental impact studies for local, state and federal regulatory agencies, and has also performed pilot plant and feed water source testing and evaluated financing alternatives for the Project.

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

In response to its APP Proposal, in September 2015 NSC received a letter dated June 30, 2015 from the Director General of the Comisión Estatal del Agua de Baja California (“CEA”), the State agency with responsibility for the Project, stating that (i) the Project is in the public interest with high social benefits and is consistent with the objectives of the State development plan; and (ii) that the Project should proceed and the required public tender should be conducted. In November 2015, the State officially commenced the tender for the Project, the scope of which the State defined as a first phase to be operational in 2019 consisting of a 50 million gallons per day plant and a pipeline that connects to the Mexican potable water infrastructure and a second phase to be operational in 2024 consisting of an additional 50 million gallons per day of production capacity. A consortium comprised of NSC, NuWater S.A.P.I. de C.V. and Degremont S.A. de C.V. (the “Consortium”) submitted its tender for the Project on the April 21, 2016 tender submission deadline date set by the State.

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

On August 17, 2016, NSC and NuWater incorporated Aguas de Rosarito S.A.P.I. de C.V. (“AdR”), a special project company, to execute the Project and executed a shareholders agreement for AdR agreeing among other things that (i) AdR would purchase the land and other Project assets from NSC on the date that the Project begins commercial operations; and (ii) AdR would enter into a Management and Technical Services Agreement with NSC effective on the first day that the Project begins commercial operations. As of March 31, 2017 and December 31, 2016, NSC owned 99.6% of AdR.

On August 22, 2016, the Public Private Partnership Agreement for public private partnership number 002/2015, contest number SIDUE-CEA-APP-2015-002 (“APP Contract”), was executed between AdR, CEA, the Government of Baja California represented by the Secretary of Planning and Finance (“SPF”), and the Public Utilities Commission of Tijuana (“CESPT”). The APP Contract requires AdR to design, construct, finance and operate a seawater desalination plant (and accompanying aqueducts) with a capacity of up to 100 million gallons per day in two phases: the first with a capacity of 50 million gallons per day and an aqueduct to the Mexican potable water system in Tijuana, Baja California; and the second phase with a capacity of 50 million gallons per day and an aqueduct to a second delivery point in Tijuana. The first phase must be operational within 36 months of commencing construction, and the second phase must be operational by the end of 2024. The APP Contract further requires AdR to operate and maintain the plant and aqueducts for a period of 37 years starting from the commencement of operation of the first phase. At the end of the operating period the plant and aqueducts will be transferred to CEA.

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

The APP Contract does not become effective until the following conditions are met:

•	the State has established and registered various payment trusts, guaranties and bank credit lines for specific use by the Project;
•	the CEA has obtained the rights from the relevant federal authority to take and desalinate seawater and distribute it for municipal use;
•	various agreements between the CEA, the payment trusts and the CESPT have been executed;
•	AdR has obtained all rights of ways required for the Phase 1 aqueduct;
•	AdR has obtained permission from the relevant federal authority to discharge the residual water from the Project’s desalination plant; and
•	all equity and debt financing agreements necessary to provide the funding to AdR for the first phase of the Project have been executed.

Both the exchange rate for the Mexico peso relative to the dollar and general macroeconomic conditions in Mexico have declined since the U.S. Presidential election in November 2016. These changes have adversely impacted the estimated construction, operating, and financing costs for the Project. The APP Contract and the APP Law allow for the parties to negotiate (but do not guarantee) modifications to the water tariff in the event of such significant macroeconomic condition changes. On February 10, 2017, AdR submitted proposals to the CEA requesting an increase to the water tariff to compensate for changes in foreign exchange rates, lending rates and certain changes in law which have impacted the Project. If AdR is unable to obtain this requested increase in the water tariff, it may be unable to obtain the debt and equity financing required for the Project. The Company is currently unable to determine whether or not such water tariff increase will be approved.

If AdR is ultimately unable to proceed with the Project, the land NSC has purchased may lose its strategic importance as the site for the Project and consequently may decline in value. If AdR does not proceed with the Project, NSC may ultimately be unable to sell this land for an amount equal to or in excess of its current carrying value of approximately $20.6 million, and any loss on sale of the land, or impairment loss NSC may be required to record as a result of a decrease in the fair value of the land could have a material adverse impact on the Company’s results of operations.

Included in the Company’s results of operations are general and administrative expenses from NSC and AdR, consisting of organizational, legal, accounting, engineering, consulting and other costs relating to Project development activities. Such expenses amounted to approximately $720,000 and $767,000 for the three months ended March 31, 2017 and 2016, respectively. The assets and liabilities of NSC and AdR included in the Company’s condensed consolidated balance sheets amounted to approximately $21.9 million and $402,000, respectively, as of March 31, 2017 and approximately $22.3 million and $221,000 respectively, as of December 31, 2016.

NSC Litigation

Immediately following CW-Cooperatief’s acquisition of its initial 50% ownership in NSC, the remaining 50% ownership interest in NSC was held by an unrelated company, Norte Sur Agua, S. de R.L. de C.V. (“NSA”). NSA subsequently transferred ownership of half of its shares in NSC to EWG Water LLC (“EWG”) and the other half of its shares in NSC to Alejandro de la Vega (the “individual shareholder”). In February 2012, the Company paid $300,000 to enter into an agreement (the “Option Agreement”) that provided it with an option, exercisable through February 7, 2014, to purchase the shares of NSC owned by the individual shareholder, along with an immediate power of attorney to vote those shares, for $1.0 million. Such shares constituted 25% of the ownership of NSC as of February 2012. In May 2013, NSC repaid a $5.7 million loan payable to CW-Cooperatief by issuing additional shares of its stock. As a result of this share issuance to CW-Cooperatief, the Company acquired 99.9% of the ownership of NSC. The Option Agreement contained an anti-dilution provision that required the Company to issue new shares in NSC of an amount sufficient to maintain the individual shareholder’s 25% ownership interest in NSC if (i) any new shares of NSC were issued subsequent to the execution of the Option Agreement; and (ii) the Company did not exercise its share purchase option by February 7, 2014. The Company exercised its option and paid the $1.0 million to the individual shareholder to purchase the Option Agreement shares in February 2014.

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

On April 5, 2016, NSC filed a motion for reconsideration with the Tecate, Mexico court asking, among other things, that the court; (i) reverse its order to record the pendency of the lawsuit in the public records; (ii) cancel the appointment of the inspector; and (iii) allow NSC to provide a counter-guarantee to suspend the effects of the court’s order regarding the challenged transactions. On April 26, 2016, the Tecate, Mexico court issued an interlocutory judgment (i) ordering the cancellation of the inscriptions on NSC’s public records; and (ii) rejecting NSC’s motion for cancellation of the appointment of the inspector.

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

On May 2, 2017, the Tecate, Mexico court declared that the initial filing of this lawsuit had expired due to EWG’s lack of activity with respect to certain actions required to proceed to trial. However, EWG can appeal the expiration or refile the lawsuit.

The Company believes that the claims made by EWG are baseless and without merit, will vigorously defend NSC and CW-Cooperatief in this litigation, and will seek dismissal of the orders entered by the court and all claims against NSC and CW-Cooperatief. The Company incurred legal fees in connection with this litigation of $0 and approximately $196,000 for the three months ended March 31, 2017 and 2016, respectively.

The Company cannot presently determine the outcome of this litigation. However, such litigation could adversely impact the Company’s efforts to complete the Project.

8. Contingencies

Cayman Water

The Company sells water through its retail operations under a license issued in July 1990 by the Cayman Islands government that grants Cayman Water the exclusive right to provide potable water to customers within its licensed service area. As discussed below, this license was set to expire in July 2010 but has since been extended while negotiations for a new license take place. Pursuant to the license, Cayman Water has the exclusive right to produce potable water and distribute it by pipeline to its licensed service area, which consists of two of the three most populated areas of Grand Cayman, the Seven Mile Beach and West Bay areas. For the three months ended March 31, 2017 and 2016, the Company generated approximately 41% and 42%, respectively, of its consolidated revenues and 56% and 56%, respectively, of its consolidated gross profit from the retail water operations conducted pursuant to Cayman Water’s exclusive license.

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

The license was scheduled to expire in July 2010 but has been extended several times by the Cayman Islands government in order to provide the parties with additional time to negotiate the terms of a new license agreement. The most recent extension of the license expired on June 30, 2016. The Company continues to provide water subsequent to June 30, 2016 on the basis that the license has been further extended to allow the parties to continue negotiations without interruption to an essential service.

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

In February 2011, the Water (Production and Supply) Law, 2011 and the Water Authority (Amendment) Law, 2011 (the “New Laws”) were published and enacted. Under the New Laws, the WAC will issue any new license and such new license could include a rate of return on invested capital model, as discussed in the following paragraph.

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

In July 2012, in an effort to resolve several issues relating to its retail license renewal negotiations, the Company filed an Application for Leave to Apply for Judicial Review (the “Application”) with the Grand Court of the Cayman Islands (the “Court”), seeking declarations that: (i) certain provisions of the New Laws appear to be incompatible and a determination as to how those provisions should be interpreted; (ii) the WAC’s roles as the principal license negotiator, statutory regulator and the Company’s competitor put the WAC in a position of hopeless conflict; and (iii) the WAC’s decision to replace the rate structure under the Company’s current exclusive license with RCAM was predetermined and unreasonable. The hearing for this judicial review was held in April 2014 and in June 2014 the Court issued its ruling which was limited to the determination that (i) the renewal of the license does not require a public bidding process; and (ii) the WAC is the proper entity to negotiate with the Company for the renewal of the license.

In November 2014, the Company wrote to the Minister of Works offering to recommence license negotiations on the basis of the RCAM model subject to the following conditions: (i) the Government would undertake to amend the current water legislation to provide for an independent regulator and a fair and balanced regulatory regime more consistent with that provided under the electrical utility regulatory regime; (ii) the Government and the Company would mutually appoint an independent referee and chairman of the negotiations; (iii) the Company’s new license would provide exclusivity for the production and provision of all piped water, both potable and non-potable, within its Cayman Islands license area; (iv) the Government would allow the Company to submit its counter proposal to the WAC’s RCAM license draft; and (v) the principle of subsidization of residential customer rates by commercial customer rates would continue under a new license. In March 2015, the Company received a letter from the Minister of Works with the following responses to the Company’s November 2014 letter: (1) while the Cayman government plans to create a new public utilities commission, the provision of the new retail license will not depend upon the formation of such a commission; (2) any consideration regarding inclusion of the exclusive right to sell non-potable water within the area covered by the retail license will not take place until after the draft license has proceeded through the review process of the negotiations; (3) rather than allow the Company to submit its counter proposal to the WAC’s RCAM license draft, the WAC will draft the license with the understanding that the Company will be allowed to propose amendments thereto; (4) the principle of subsidization of residential customer rates by commercial customer rates would continue under the new license; and (5) a request that the Company consider eliminating its monthly minimum volume charge in the new license.

The Company recommenced license negotiations with the WAC during the third quarter of 2015 based upon a draft RCAM license provided by the WAC.

In October 2016, the Government of the Cayman Islands passed legislation which created a new utilities regulation and competition office (“OFREG”). OFREG is an independent and accountable regulatory body with a view of protecting the rights of consumers, encouraging affordable utility services, and promoting competition. OFREG has the ability to supervise, monitor and regulate multiple utility undertakings and markets. Supplemental legislation was passed by the Government of the Cayman Islands in April 2017, which transferred responsibility for economic regulation of the water utility sector from the WAC to OFREG. OFREG began operations in January 2017 and the Company has been advised by the WAC that they are presently coordinating with OFREG to transfer responsibility for the Company’s license negotiations from the WAC to OFREG. The Company cannot presently determine the impact of OFREG on its retail license negotiations.

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

CW-Bali

Through its subsidiary CW-Bali, the Company has built and presently operates a seawater reverse osmosis plant with a production capacity of approximately 790,000 gallons per day located in Nusa Dua, one of the primary tourist areas of Bali, Indonesia. Since its inception, the sales volumes for this plant have not been sufficient to cover its operating costs. CW-Bali incurred a net loss of approximately ($2.5 million), ($861,000) and ($586,000) for the years ended December 31, 2016, 2015 and 2014, respectively. CW-Bali’s summarized financial results for the three months ended March 31, 2017 and 2016 are as follows:

	Three Months ended March 31,
	2017	2016
Revenues	$27,654	$26,978
Loss from operations	(79,667)	(146,625)
Net (loss) income	(79,849)	14,685
Depreciation	23,583	75,182

In 2015, the Indonesian government passed Regulation 122 which provides a mechanism for governmental regulatory oversight over the utilization of Indonesia’s water resources. Under this new regulation, the approval or cooperation of the local government water utility is required for any water supply contracts executed by non-governmental providers after the effective date of the regulation. Consequently, CW-Bali will be required to enter into a cooperation agreement with Bali’s local government water utility, PDAM, or otherwise obtain PDAM’s approval, to supply any new customers.

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

If in the coming months, CW-Bali is not able to obtain a strategic partner, sell water to PDAM or to other new customers through a cooperation agreement, or otherwise significantly increase the revenues generated by its Nusa Dua plant, the Company may cease CW-Bali’s operations. If the Company ceases CW-Bali’s operations, it may be required to record further impairment losses to reduce the carrying value of its investment in CW-Bali to its fair value for the period in which the Company formally commits to exit the Bali market. Such impairment losses could have a material adverse impact on the Company’s results of operations. Any sale of a portion of the Company’s investment in CW-Bali may be for an amount less than its carrying amount, resulting in a loss on the sale that could have a material adverse impact on the Company’s results of operations. The carrying value of the Company’s investment in CW-Bali as of March 31, 2017 totaled $1.8 million, consisting of net assets of approximately $1.2 million and a cumulative foreign currency translation adjustment reflected in stockholders’ equity of $549,555.

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

During the periods for which IDR was CW-Bali’s functional currency, the Company recorded foreign currency gains and losses arising from CW-Bali’s transactions conducted in currencies other than the IDR. Such foreign currency gains and losses included amounts associated with (i) transactions denominated in currencies other than the IDR; and (ii) the re-measurement of monetary assets and liabilities denominated in currencies other than the IDR as of the balance sheet date. CW-Bali’s monetary assets and liabilities denominated in currencies other than the IDR consist of US$-denominated bank accounts and US$-denominated loans provided to CW-Bali by the Company. Such foreign currency transaction gains (losses) were included in income and amounted to $0 and $161,248 for the three months ended March 31, 2017 and 2016, respectively. After the re-measurement process of monetary assets and liabilities was completed, the assets and liabilities of CW-Bali were translated into US$ using exchange rates in effect at the end of each period. Revenues and expenses for CW-Bali were translated using rates that approximated those in effect during the period. The effect of these foreign currency translations was recognized in the cumulative translation adjustment included in the Company’s stockholders’ equity, which amounted to ($549,555) as of September 30, 2016.

This change in functional currency was applied on a prospective basis, and therefore, the cumulative translation adjustment of ($549,555) as of September 30, 2016 will remain unchanged until such time that the CW-Bali is no longer dependent on US$ funding to support its operations, the Company sells all or a portion of its equity interest in CW-Bali, or the Company discontinues CW-Bali’s operations. Translated amounts for non-monetary assets as of September 30, 2016 became the new accounting basis for those assets effective October 1, 2016. Monetary assets denominated in foreign currencies, including the IDR, are re-measured to US$ at the current exchange rate as of the balance sheet date effective October 1, 2016. The Company anticipates that the likely effect of this change in functional currency will result in future foreign currency gains and losses that pertain to (i) transactions denominated in IDR; and (ii) foreign currency re-measurements associated with monetary assets and liabilities denominated in IDR. Such balances include IDR-denominated cash and accounts payable, which cash amounted to approximately $15,000 and $28,000, as of March 31, 2017 and December 31, 2016 respectively, and IDR-denominated accounts payable, which amounted to approximately $7,000 and $7,000, as of March 31, 2017 and December 31, 2016, respectively, based upon the exchange rate between the IDR and US$ as of such dates. Based on this change in functional currency, the Company’s US$-denominated loans to CW-Bali are not subject to further re-measurement adjustments.

CW-Bahamas

CW-Bahamas’ water supply agreements with the Water and Sewerage Corporation of the Bahamas ("WSC") for its Blue Hills and Windsor plants require CW-Bahamas to guarantee delivery of a minimum quantity of water per week. If CW-Bahamas does not meet these minimums, it will be required to pay the WSC for the difference between the minimum and actual gallons delivered at a per gallon rate equal to the price per gallon that WSC is currently paying under the respective agreement. The Blue Hills and Windsor agreements require CW-Bahamas to deliver 63.0 million gallons and 16.8 million gallons of water each week, respectively.

Aerex Put/Call Options

In connection with the Company’s acquisition of 51% of Aerex in February 2016, the Company acquired from Aerex’s former sole shareholder an option to compel such shareholder to sell, and granted to such shareholder an option to require the Company to purchase, the shareholder’s remaining 49% ownership interest in Aerex at a price based upon the fair market value of Aerex at the time of the exercise of the option. The options are exercisable on or after the third anniversary of the February 2016 acquisition date. The fair value of the net liability arising from these put/call options was $515,000 and $680,000 as of March 31, 2017 and December 31, 2016, respectively, and is included in other liabilities in the accompanying condensed consolidated balance sheets.

9. Impact of recent accounting standards

Adoption of new accounting standards:

In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. ASU 2015-11 applies to all inventory that is measured using first-in, first-out or average cost. The guidance requires an entity to measure inventory at the lower of cost or net realizable value. ASU 2015-11 is effective prospectively for fiscal years, and for interim periods within those years, beginning after December 15, 2016. Early application is permitted. The adoption of ASU 2015-11 did not have a material impact on the Company’s financial position, results of operations or cash flows.

In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740), Balance Sheet Classification of Deferred Taxes. ASU 2015-17 requires net deferred tax assets and liabilities be classified as noncurrent in a classified balance sheet and eliminates the classification between current and noncurrent amounts ASU No. 2015-17 is effective for financial statements issued for annual periods beginning after December 15, 2016 and interim periods within those annual periods. Early adoption is permitted. The adoption of ASU 2015-17 did not have a material impact on the Company’s financial position, results of operations or cash flows.

In March 2016, the FASB issued ASU 2016-07, Investments- Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting, which eliminates the requirement to apply the equity method of accounting retrospectively when a reporting entity obtains significant influence over a previously held investment. ASU 2016-07 will be effective for the Company’s fiscal year beginning January 1, 2017 and subsequent interim periods. The adoption of ASU 2016-07 did not have a material impact on the Company’s financial position, results of operations or cash flows.

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects related to the accounting for share-based payment transactions, including the accounting for income taxes, statutory tax withholding requirements and classification on the statement of cash flows. ASU 2016-09 is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The adoption of ASU 2016-09 did not have a material impact on the Company’s financial position, results of operations or cash flows.

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

In May 2016, the FASB issued ASU 2016-11, Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815): Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting . ASU 2016-11 rescinds several SEC Staff Announcements that are codified in Topic 605, including, among other items, guidance relating to accounting for shipping and handling fees and freight services.

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

The forward-looking statements contained in this report are not guarantees of future performance and involve certain risks, uncertainties and assumptions which are difficult to predict. Actual outcomes and results may differ materially from what is expressed in such forward-looking statements. Important factors which may affect these actual outcomes and results include, without limitation:

•	tourism and weather conditions in the areas we serve;
•	the economies of the U.S. and other countries in which we conduct business;
•	our relationships with the governments we serve;
•	regulatory matters, including resolution of the negotiations for the renewal of our retail license on Grand Cayman;
•	our ability to successfully enter new markets, including Mexico and the United States; and
•	other factors, including those “Risk Factors” set forth under Part II, Item 1A. “Risk Factors” in this Quarterly Report and in our 2016 Annual Report on Form 10-K.

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

Our critical accounting estimates relate to the valuations of our (i) equity investment in our affiliate OC-BVI; (ii) goodwill and intangible assets; and (iii) long-lived assets.

Valuation of Investment in OC-BVI

We account for our investment in OC-BVI under the equity method of accounting for investments in common stock. This method requires recognition of a loss on an equity investment that is other than temporary, and indicates that a current fair value of an equity investment that is less than its carrying amount may indicate a loss in the value of the investment. While a quoted market price for OC-BVI’s stock is not available, due to the uncertainties (specifically the Baughers Bay litigation and the possible expiration without renewal of the Bar Bay agreement) associated with OC-BVI’s future cash flows, we tested the carrying value of our investment in OC-BVI (which exceeded our proportionate share of OC-BVI’s net assets by an amount accounted for as goodwill) for impairment in 2016 and prior years.

We estimated the fair value of our investment in OC-BVI through the use of the discounted cash flow method, which relies upon projections of OC-BVI’s operating results, working capital and capital expenditures. The use of this method required us to estimate OC-BVI’s future cash flows from its Bar Bay plant and the resolution of the Baughers Bay litigation.

We estimated OC-BVI’s cash flows from its Bar Bay plant by (i) identifying various possible future scenarios which included the execution of a new agreement for the Bar Bay plant as well as the termination of Bar Bay plant operations upon the scheduled expiration of the Bar Bay agreement in March 2017; (ii) estimating the cash flows associated with each possible scenario; and (iii) assigning a probability to each scenario. We similarly estimated the cash flows OC-BVI would receive from the BVI government in connection with the final court rulings on the Baughers Bay litigation (which were issued in 2012) by assigning probabilities to different scenarios. The resulting probability-weighted sum represented our best estimate of future cash flows to be generated by OC-BVI.

The identification of the possible scenarios for the Bar Bay plant and the Baughers Bay litigation, the projections of cash flows for each scenario, and the assignment of relative probabilities to each scenario all represented significant estimates made by us. While we used our best judgment in identifying these possible scenarios, estimating the expected cash flows for these scenarios and assigning relative probabilities to each scenario, these estimates were by their nature highly subjective and were also subject to material change by our management over time based upon new information or changes in circumstances.

After updating our probability-weighted estimates of OC-BVI’s future cash flows and our resulting estimate of the fair value of our investment in OC-BVI, we recorded an impairment loss of $50,000 for the three months ended March 31, 2016 to reduce the carrying value of our investment in OC-BVI. We subsequently recorded an additional $875,000 in impairment losses for the remainder of the year ended December 31, 2016 to reduce the carrying value of our investment in OC-BVI.

In February 2017, the BVI government executed a 14 year extension to water supply agreement for OC-BVI’s Bar Bay plant. Based upon the execution of this extension, we believe further impairment losses to reduce the carrying value of our investment in OC-BVI will not be required unless the BVI government fails to comply with the terms of the Bar Bay extension or a presently unforeseen event occurs that would impact the future cash flows we expect OC-BVI to generate.

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

For the year ended December 31, 2016, we estimated the fair value of our reporting units by applying the discounted cash flow method, the guideline public company method, and the mergers and acquisitions method.

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

We also estimated the fair value of each of our reporting units for the year ended December 31, 2016 through reference to the quoted market prices for our Company and guideline companies and the market multiples implied by guideline merger and acquisition transactions.

We weighted the fair values estimated for each of our reporting units under each method and summed such weighted fair values to estimate the overall fair value for each reporting unit. The respective weightings we applied to each method as of December 31, 2016 were as follows:

Method	Retail	Bulk	Manufacturing
Discounted cash flow	80%	80%	80%
Guideline public company	10%	10%	10%
Mergers and acquisitions	10%	10%	10%
	100%	100%	100%

The fair values we estimated for our retail, bulk and manufacturing units exceeded their carrying amounts by 123%, 41%, and 26%, respectively, as of December 31, 2016.

We also performed an analysis reconciling the conclusions of value for our reporting units to our market capitalization at December 31, 2016. This reconciliation resulted in no implied control premium for our Company.

Our manufacturing unit consists of the operations of Aerex, a company in which we acquired a 51% ownership interest in February 2016. In connection with this acquisition we recorded goodwill of $8,035,211. Aerex’s actual results of operations in the months following our acquisition fell significantly short of the projected results that were included in the overall cash flow projections we utilized to determine the purchase price for Aerex and the fair values of its assets and liabilities. Due to this shortfall in Aerex’s results of operations, we updated our projections for Aerex’s future cash flows and tested Aerex’s goodwill for possible impairment as of September 30, 2016 by estimating its fair value using the discounted cash flow method. As a result of this impairment testing, we determined that the carrying value of our Aerex goodwill exceeded its fair value, and recorded an impairment loss of $1,750,000 for the three months ended September 30, 2016 to reduce the carrying value of this goodwill to $6,285,211. We may be required to record additional impairment losses to reduce the carrying value of our Aerex goodwill in future periods if we determine it likely that Aerex’s results of operations will fall short of our most recent projections of its future cash flows.

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

Through our subsidiary, CW-Bali, we have built and presently operate a seawater reverse osmosis plant with a production capacity of approximately 790,000 gallons per day located in Nusa Dua, one of the primary tourist areas of Bali, Indonesia. Since its inception, we have recorded operating losses for CW-Bali as the sales volumes for its plant have not been sufficient to cover its operating costs. In 2016, we determined, based upon probability-weighted scenarios for CW-Bali’s future undiscounted cash flows, that the carrying values of CW-Bali’s long-lived assets were not recoverable and recorded an impairment loss of $2.0 million for the three months ended September 30, 2016 to reduce the carrying values of these assets to their fair values. We may be required to record additional impairment losses in the future for our investment in CW-Bali. See further discussion of this subsidiary at Item 2. - “Material Commitments, Expenditures and Contingencies - CW-Bali.”

RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and accompanying notes included under Part I, Item 1 of this Quarterly Report and our consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for our fiscal year ended December 31, 2016 (“2016 Form 10-K”) and the information set forth under Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2016 Form 10-K.

Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016

Consolidated Results

Net income attributable to Consolidated Water Co. Ltd. common stockholders for 2017 was $2,631,228 ($0.18 per share on a fully-diluted basis), as compared to $2,054,641 ($0.14 per share on a fully-diluted basis) for 2016.

Total revenues for 2017 increased to $15,677,106 from $14,034,772 in 2016 due to higher revenues for our retail, bulk and manufacturing segments. Gross profit for 2017 was $6,833,568 (44% of total revenues) as compared to $6,177,031 (44% of total revenues) for 2016 as the gross profit for all four segments increased from 2016 to 2017. For further discussion of revenues and gross profit for 2017 see the “Results by Segment” analysis that follows.

General and administrative (“G&A”) expenses on a consolidated basis were $4,797,192 and $4,460,986 for 2017 and 2016, respectively. The increase in consolidated G&A expenses from 2016 to 2017 is primarily attributable to the inclusion of Aerex’s G&A expenses for all of 2017 as opposed to the partial period in 2016 that began on February 11, 2016, the date we acquired our 51% interest in this subsidiary. Consolidated G&A expenses also increased from 2016 to 2017 due to incremental employee costs for our retail segment of approximately $75,000 arising from base salary increases.

Net other income for 2017 was $403,379, as compared to $389,557 for 2016. The slight increase in this net component of our results of operations reflects an impairment loss recorded for our equity investment in OC-BVI of ($50,000) in 2016 (an impairment loss for this equity investment was not required in 2017) and an unrealized gain of $165,000 recorded in 2017 to adjust the net liability for the put/call options arising from the Aerex acquisition to fair value.

Results by Segment

Retail Segment:

The retail segment contributed $779,458 and $442,703 to our income from operations for 2017 and 2016, respectively.

Revenues generated by our retail water operations were $6,476,604 in 2017 as compared to $5,970,238 in 2016, consistent with the 8% increase in the volume of water sold by the retail segment from 2016 to 2017. We believe this increase in the volume of water sold is attributable to a decline in rainfall on Grand Cayman in 2017 as compared to 2016. The annual calculation of the adjustment of our base rates under our retail license, which is performed during the first quarter of each fiscal year and is based upon movement in the Cayman Island consumer and United States producer price indices, resulted in no increase or decrease in our base rates for 2017 from those in effect for 2016.

Retail segment gross profit was $3,792,318 (59% of retail revenues) and $3,340,564 (56% of retail revenues) for 2017 and 2016, respectively. The improvement in retail gross profit as a percentage of revenues from 2016 to 2017 is due principally to the increase in the volume of water sold.

Consistent with prior periods, we record all non-direct G&A expenses in our retail segment and do not allocate any of these non-direct costs to our other three business segments. Retail G&A expenses for 2017 and 2016 remained relatively consistent at $3,012,860 and $2,897,861, for 2017 and 2016, respectively.

CW-Bali owns and operates a seawater reverse osmosis plant with a production capacity of approximately 790,000 gallons per day located in Nusa Dua, one of the primary tourist areas of Bali, Indonesia. Since inception of operations, the revenues generated by this plant have been insufficient to cover CW-Bali’s costs. The revenues we generated from this plant amounted to $27,654 and $26,978 for 2017 and 2016, respectively. CW-Bali’s operating losses were approximately ($80,000) and ($147,000) for 2017 and 2016, respectively. We recorded an impairment loss of $2.0 million for the quarter ended September 30, 2016 to reduce the carrying value of CW-Bali’s long-lived assets to their estimated fair value. We may be required to record additional impairment losses relating to CW-Bali in the future. See further discussion of this subsidiary at “Material Commitments, Expenditures and Contingencies - CW-Bali”.

Bulk Segment:

The bulk segment contributed $2,373,537 and $2,219,073 to our income from operations for 2017 and 2016, respectively.

Bulk segment revenues were $7,690,402 and $7,265,293 for 2017 and 2016, respectively. The increase in bulk revenues from 2016 to 2017 is primarily attributable to our Bahamas operations, which generated approximately $444,000 in incremental revenues due to a significant increase in the prices of diesel fuel and electricity from 2016 to 2017, which increased the energy component of our bulk water rates in the Bahamas.

Gross profit for our bulk segment was $2,674,613 and $2,654,969 for 2017 and 2016, respectively. Gross profit as a percentage of bulk revenues was approximately 35% and 37% for 2017 and 2016, respectively. Gross profit as a percentage of revenues decreased in 2017 as compared to 2016 due to higher energy prices, as energy expense for our bulk operations was approximately $473,000 more in 2017 than in 2016.

Bulk segment G&A expenses decreased to $301,076 for 2017 as compared to $435,896 for 2016. This decrease reflects bank charges incurred to transfer funds from our Bahamas operations to our Cayman headquarters that were significantly higher for 2016 than for 2017.

Services Segment:

The services segment incurred losses from operations of ($715,320) and ($823,137) for 2017 and 2016, respectively.

Services segment revenues remained relatively consistent at $130,252 and $180,712 for 2017 and 2016, respectively.

Gross profit (loss) for our services segment was $28,086 and ($16,563) for 2017 and 2016, respectively. The improvement in the service segment’s gross profit from 2016 to 2017 reflects a reduction in employee costs of approximately $90,000.

G&A expenses for the services segment were $743,406 and $806,574 for 2017 and 2016, respectively. The decrease in G&A expenses for 2017 results from a decrease of approximately $47,000 in the project development expenses incurred by our Mexican subsidiary, NSC.

Manufacturing Segment:

Our manufacturing segment consists of Aerex, a company in which we acquired a 51% ownership interest as of February 11, 2016. Consequently, the results of our manufacturing segment for 2017 are not comparable to those reported for 2016, as the 2017 results reflect a full three months of Aerex’s operations whereas the 2016 results reflect Aerex’s operations for the partial period that began February 11, 2016 and ended on March 31, 2016.

The manufacturing segment incurred losses from operations of ($401,299) and ($122,594) for 2017 and 2016, respectively.

Manufacturing revenues were $1,379,848 and $618,529 for 2017 and 2016, respectively.

Manufacturing segment gross profit was $338,551 (25% of revenues) and $198,061 (32% of revenues) for 2017 and 2016, respectively. Gross profit for 2017 increased in dollars from 2016 due to the incremental revenues.

G&A expenses for the manufacturing segment were $739,850 and $320,655 for 2017 and 2016, respectively. Such expenses include amortization expenses related to the intangible assets recorded in connection with the Aerex acquisition of approximately $343,000 and $180,000 for 2017 and 2016, respectively.

Aerex’s actual results of operations in the months following our acquisition of the company on February 11, 2016 fell significantly short of the projected results that were included in the overall cash flow projections we utilized to determine the purchase price for Aerex and the fair values of its assets and liabilities. Due to this shortfall in Aerex’s results of operations, we updated our projections for Aerex’s future cash flows and tested Aerex’s goodwill for possible impairment as of September 30, 2016 by estimating its fair value using the discounted cash flow method. As a result of this impairment testing, we determined that the carrying value of our Aerex goodwill exceeded its fair value, and recorded an impairment loss of $1,750,000 for the three months ended September 30, 2016 to reduce the carrying value of this goodwill to $6,285,211. We may be required to record additional impairment losses to reduce the carrying value of our Aerex goodwill in future periods if we determine it likely that Aerex’s results of operations will fall short of our most recent projections of its future cash flows.

FINANCIAL CONDITION

Accounts receivable increased by approximately $6.1 million from December 31, 2016 to March 31, 2017 primarily due an increase in the accounts receivables for CW-Bahamas and Aerex of approximately $3.7 million and $1.8 million, respectively. We believe, based upon prior payment history, that our accounts receivable balances will be collected in full.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity Position

Our projected liquidity requirements for 2017 include capital expenditures for our existing operations of approximately $7.7 million, approximately $882,000 for notes payable and approximately $4.2 million for NSC’s and AdR’s project development activities. Our liquidity requirements for 2017 may also include quarterly dividends, if such dividends are declared by our Board of Directors. Our dividend payments amounted to approximately $4.6 million for the year ended December 31, 2016 and approximately $1.1 million for the three months ended March 31, 2017.

In February 2016, we purchased 51% of the equity ownership of Aerex, a U.S. original equipment manufacturer and service provider of a wide range of products and services applicable to industrial, commercial and municipal water treatment, for $7.7 million in cash.

Immediately following our acquisition of Aerex, we and the former sole shareholder of Aerex loaned Aerex $510,000 and $490,000, respectively, in the form of notes payable which were scheduled to mature on June 30, 2017 and bore interest at 1% per annum. These notes payable were repaid in April 2017. In February 2017, we and the former sole shareholder of Aerex loaned Aerex $408,000 and $392,000, respectively, in the form of notes payable which mature on September 30, 2017 and bear interest at 1% per annum.

As of March 31, 2017, we had cash and cash equivalents of approximately $36.5 million and working capital of approximately $56.8 million. We are not presently aware of anything that would lead us to believe that we will not have sufficient liquidity to meet our needs.

CW-Bahamas and CW-Belize Liquidity Considerations

Transfers from our bank accounts in The Bahamas and Belize to our bank accounts in other countries require the approval of the Central Banks of the Bahamas and Belize, respectively. As of March 31, 2017, the equivalent United States dollar cash balances for our bank account deposits in the Bahamas and Belize were approximately $3.0 million and $5.4 million, respectively.

Weakness in the Belize economy has reduced the amount of U.S. dollars available for transfer by Belize banks, which has limited the amount of U.S. dollars we are presently able to transfer from Belize to our other subsidiaries. We cannot presently determine when economic conditions in Belize will improve or when we will have an improved ability to transfer funds from CW-Belize.

Discussion of Cash Flows for the Three Months Ended March 31, 2017

Our cash and cash equivalents decreased to $36.5 million as of March 31, 2017 from $39.3 million as of December 31, 2016.

Cash Flows from Operating Activities

Our operating activities used cash of approximately $1.9 million. This net cash used reflects net income generated for the three months of approximately $2.6 million as adjusted for (i) various items included in the determination of net income that do not affect cash flows during the year; and (ii) changes in the other components of working capital. The more significant of such items and changes in working capital components included depreciation and amortization of approximately $1.8 million and a net increase in accounts receivable of approximately $6.1 million.

Cash Flows from Investing Activities

Net cash used in our investing activities was approximately $141,000. Additions to property, plant and equipment and construction in progress was approximately $1.8 million which was offset by a $1,136,250 distribution of earnings from OC-BVI.

Cash Flows from Financing Activities

Our financing activities used approximately $725,000 in net cash as we paid dividends of approximately $1.1 million. In February, we also obtained a $392,000 note payable from Aerex’s prior sole stockholder that matures on September 30, 2017.

Material Commitments, Expenditures and Contingencies

Renewal of Retail License

We sell water through our retail operations under a license issued in July 1990 by the Cayman Islands government that grants Cayman Water the exclusive right to provide potable water to customers within its licensed service area. As discussed below, this license was set to expire in July 2010 but has since been extended while negotiations for a new license take place. Pursuant to the license, Cayman Water has the exclusive right to produce potable water and distribute it by pipeline to its licensed service area, which consists of two of the three most populated areas of Grand Cayman, the Seven Mile Beach and West Bay areas. For the three months ended March 31, 2017 and 2016, the Company generated approximately 41% and 42%, respectively, of its consolidated revenues and 56% and 56%, respectively, of its consolidated gross profit from the retail water operations conducted pursuant to Cayman Water’s exclusive license.

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

The license was originally scheduled to expire in July 2010 but has been extended several times by the Cayman Islands government in order to provide the parties with additional time to negotiate the terms of a new license agreement. The most recent extension of the license expired on June 30, 2016. We continue to provide water subsequent to June 30, 2016 on the basis that the license has been further extended to allow the parties to continue negotiations without interruption to an essential service.

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

In February 2011, the Water (Production and Supply) Law, 2011 and the Water Authority (Amendment) Law, 2011 (the “New Laws”) were published and enacted. Under the New Laws, the WAC will issue any new license and such new license could include a rate of return on invested capital model, as discussed in the following paragraph.

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

In July 2012, in an effort to resolve several issues relating to our retail license renewal negotiations, we filed an Application for Leave to Apply for Judicial Review (the “Application”) with the Grand Court of the Cayman Islands (the “Court”), seeking declarations that: (i) certain provisions of the New Laws appear to be incompatible and a determination as to how those provisions should be interpreted; (ii) the WAC’s roles as the principal license negotiator, statutory regulator and our competitor put the WAC in a position of hopeless conflict; and (iii) the WAC’s decision to replace the rate structure under our current exclusive license with RCAM was predetermined and unreasonable. The hearing for this judicial review was held in April 2014 and in June 2014 the Court issued its ruling which was limited to the determination that (i) the renewal of the license does not require a public bidding process; and (ii) the WAC is the proper entity to negotiate with us for the renewal of the license.

In November 2014, we wrote to the Minister of Works offering to recommence license negotiations on the basis of the RCAM model subject to the following conditions: (i) the Government would undertake to amend the current water legislation to provide for an independent regulator and a fair and balanced regulatory regime more consistent with that provided under the electrical utility regulatory regime; (ii) the Government and we would mutually appoint an independent referee and chairman of the negotiations; (iii) our new license would provide exclusivity for the production and provision of all piped water, both potable and non-potable, within our Cayman Islands license area; (iv) the Government would allow us to submit our counter proposal to the WAC’s RCAM license draft; and (v) the principle of subsidization of residential customer rates by commercial customer rates would continue under a new license. In March 2015, we received a letter from the Minister of Works with the following responses to the November 2014 letter: (1) while the Cayman government plans to create a new public utilities commission, the provision of the new retail license will not depend upon the formation of such a commission; (2) any consideration regarding inclusion of the exclusive right to sell non-potable water within the area covered by the retail license will not take place until after the draft license has proceeded through the review process of the negotiations; (3) rather than allow us to submit our counter proposal to the WAC’s RCAM license draft, the WAC will draft the license with the understanding that we will be allowed to propose amendments thereto; (4) the principle of subsidization of residential customer rates by commercial customer rates would continue under the new license; and (5) a request that we consider eliminating our monthly minimum volume charge in the new license.

We recommenced license negotiations with the WAC during the third quarter of 2015 based upon a draft RCAM license provided by the WAC.

In October 2016, the Government of the Cayman Islands passed legislation which created a new utilities regulation and competition office (“OFREG”). OFREG is an independent and accountable regulatory body with a view of protecting the rights of consumers, encouraging affordable utility services, and promoting competition. OFREG has the ability to supervise, monitor and regulate multiple utility undertakings and markets. Supplemental legislation was passed by the Government of the Cayman Islands in April 2017, which transferred responsibility for economic regulation of the water utility sector from the WAC to OFREG. OFREG began operations in January 2017 and we have been advised by the WAC that they are presently coordinating with OFREG to transfer responsibility for our license negotiations from the WAC to OFREG. We cannot presently determine the impact of OFREG on its retail license negotiations.

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

Since its inception, NSC has engaged engineering groups with extensive regional and/or technical experience to prepare preliminary designs and cost estimates for the desalination plant and the proposed pipeline and prepare the environmental impact studies for local, state and federal regulatory agencies, and has also performed pilot plant and feed water source testing and evaluated financing alternatives for the Project.

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

In response to its APP Proposal, in September 2015 NSC received a letter dated June 30, 2015 from the Director General of the Comisión Estatal del Agua de Baja California (“CEA”), the State agency with responsibility for the Project, stating that (i) the Project is in the public interest with high social benefits and is consistent with the objectives of the State development plan; and (ii) that the Project and accompanying required public tender process should be conducted. In November 2015, the State officially commenced the tender for the Project, the scope of which the State has defined as a first phase to be operational in 2019 consisting of a 50 million gallons per day plant and a pipeline that connects to the Mexican potable water infrastructure and a second phase to be operational in 2024 consisting of an additional 50 million gallons per day of production capacity. A consortium comprised of NSC, NuWater S.A.P.I. de C.V. and Degremont S.A. de C.V. (the “Consortium”) submitted its tender for the Project on the April 21, 2016 tender submission deadline date set by the State.

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

On August 17, 2016, NSC and NuWater incorporated a special purpose project company named Aguas de Rosarito S.A.P.I. de C.V. (“AdR”) to execute the Project and executed a shareholders agreement for AdR agreeing among other things that (i) AdR would purchase the land and other Project assets from NSC on the date that the Project begins commercial operation; and (ii) AdR would enter into a Management and Technical Services Agreement with NSC effective on the first day that the Project begins commercial operation. As of March 31, 2017 and December 31, 2016, NSC owned 99.6% of AdR.

On August 22, 2016, the Public Private Partnership Agreement for public private partnership number 002/2015, contest number SIDUE-CEA-APP-2015-002 (“APP Contract”), was executed between AdR, CEA, the Government of Baja California represented by the Secretary of Planning and Finance (“SPF”), and the Public Utilities Commission of Tijuana (“CESPT”). The APP Contract requires AdR to design, construct, finance and operate a seawater desalination plant (and accompanying aqueducts) with a capacity of up to 100 million gallons per day in two phases: the first with a capacity of 50 million gallons per day and an aqueduct to the Mexican potable water system in Tijuana, Baja California; and the second phase with a capacity of 50 million gallons per day and an aqueduct to a second delivery point in Tijuana. The first phase must be operational within 36 months of commencing construction, and the second phase must be operational by the end of 2024. The APP Contract further requires AdR to operate and maintain the plant and aqueducts for a period of 37 years starting from the commencement of operation of the first phase. At the end of the operating period the plant and aqueducts will be transferred to CEA.

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

The APP Contract does not become effective until the following conditions are met:

•	the State has established and registered various payment trusts, guaranties and bank credit lines for specific use by the Project;
•	the CEA has obtained the rights from the relevant federal authority to take and desalinate seawater and distribute it for municipal use;
•	various agreements between the CEA, the payment trusts and the CESPT have been executed;
•	AdR has obtained all rights of ways required for the Phase 1 aqueduct;
•	AdR has obtained permission from the relevant federal authority to discharge the residual water from the Project’s desalination plant; and
•	all equity and debt financing agreements necessary to provide the funding to AdR for the first phase of the Project have been executed.

Both the exchange rate for the Mexico peso relative to the dollar and general macroeconomic conditions in Mexico have declined since the U.S. Presidential election in November 2016. These changes have adversely impacted the estimated construction, operating, and financing costs for the Project. The APP Contract and the APP Law allow for the parties to negotiate (but do not guarantee) modifications to the water tariff in the event of such significant macroeconomic condition changes. On February 10, 2017, AdR submitted proposals to the CEA requesting an increase to the water tariff to compensate for changes in foreign exchange rates, lending rates and certain changes in law which have impacted the Project. If AdR is unable to obtain this requested increase in the water tariff, it may be unable to obtain the debt and equity financing required for the Project. We are currently unable to determine whether or not such water tariff increase will be approved.

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

Included in our results of operations are general and administrative expenses from NSC and AdR, consisting of organizational, legal, accounting, engineering, consulting and other costs relating to Project development activities. Such expenses amounted to approximately $720,000 and $767,000 for the three months ended March 31, 2017 and 2016, respectively. The assets and liabilities of NSC and AdR included in our condensed consolidated balance sheets amounted to approximately $21.9 million and $402,000, respectively, as of March 31, 2017 and approximately $22.3 million and $221,000 respectively, as of December 31, 2016.

We expect to incur additional project development costs on behalf of NSC and AdR during 2017.

Immediately following CW-Cooperatief’s acquisition of its initial 50% ownership in NSC, the remaining 50% ownership interest in NSC was held by an unrelated company, Norte Sur Agua, S. de R.L. de C.V. (“NSA”). NSA subsequently transferred ownership of half of its shares in NSC to EWG Water LLC (“EWG”) and the other half of its shares in NSC to Alejandro de la Vega (the “individual shareholder”). In February 2012, we paid $300,000 to enter into an agreement (the “Option Agreement”) that provided us with an option, exercisable through February 7, 2014, to purchase the shares of NSC owned by the individual shareholder, along with an immediate power of attorney to vote those shares, for $1.0 million. Such shares constituted 25% of the ownership of NSC as of February 2012. In May 2013, NSC repaid a $5.7 million loan payable to CW-Cooperatief by issuing additional shares of its stock. As a result of this share issuance to CW-Cooperatief, we acquired 99.9% of the ownership of NSC. The Option Agreement contained an anti-dilution provision that required us to issue new shares in NSC of an amount sufficient to maintain the individual shareholder’s 25% ownership interest in NSC if (i) any new shares of NSC were issued subsequent to the execution of the Option Agreement; and (ii) we did not exercise our share purchase option by February 7, 2014. We exercised our option and paid the $1.0 million to the individual shareholder to purchase the Option Agreement shares in February 2014.

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

On April 5, 2016, NSC filed a motion for reconsideration with the Tecate, Mexico court asking, among other things, that the court; (i) reverse its order to record the pendency of the lawsuit in the public records; (ii) cancel the appointment of the inspector; and (iii) allow NSC to provide a counter-guarantee to suspend the effects of the court’s order regarding the challenged transactions. On April 26, 2016, the Tecate, Mexico court issued an interlocutory judgment (i) ordering the cancellation of the inscriptions on NSC’s public records; and (ii) rejecting NSC’s motion for cancellation of the appointment of the inspector.

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

On May 2, 2017, the Tecate, Mexico court declared that the initial filing of this lawsuit had expired due to EWG’s lack of activity with respect to certain actions required to proceed to trial. However, EWG can appeal the expiration or refile the lawsuit.

We believe that the claims made by EWG are baseless and without merit, will vigorously defend NSC and CW-Cooperatief in this litigation, and will seek dismissal of the orders entered by the court and all claims against NSC and CW-Cooperatief. We cannot presently determine the outcome of this litigation. However, such litigation could adversely impact our efforts to complete the Project. We incurred legal fees in connection with this litigation of $0 and approximately $196,000 for the three months ended March 31, 2017 and 2016, respectively.

CW-Bali

Through our subsidiary CW-Bali, we have built and presently operate a seawater reverse osmosis plant with a production capacity of approximately 790,000 gallons per day located in Nusa Dua, one of the primary tourist areas of Bali, Indonesia. We built this plant based upon our belief that future water shortages in this area of Bali would eventually enable us to sell all of this plant’s production. However, since its inception, our sales volumes for this plant have not been sufficient to cover its operating costs.

In 2015, the Indonesian government passed Regulation 122 which provides a mechanism for governmental regulatory oversight over the utilization of Indonesia’s water resources. Under this new regulation, the approval or cooperation of the local government water utility is required for any water supply contracts executed by non-governmental providers after the effective date of the regulation. Consequently, CW-Bali will be required to enter into a cooperation agreement with Bali’s local government water utility, PDAM, or otherwise obtain PDAM’s approval, to supply any new customers.

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

If in the coming months, we are not able to obtain a strategic partner for CW-Bali, sell water to PDAM or to other new customers through a cooperation agreement, or otherwise significantly increase the revenues generated by our Nusa Dua plant, we may cease CW-Bali’s operations. If we cease operations at CW-Bali, we may be required to record further impairment losses to reduce the carrying value of our investment in CW-Bali for the period in which we formally commit to exit the Bali market. Such impairment losses could equal the carrying value of our investment in CW Bali and could have a material adverse impact on our results of operations. Any sale of a portion of our investment in CW-Bali may be for an amount less than our carrying amount, resulting in a loss on the sale that could have an adverse impact on our results of operations. The carrying value of the Company’s investment in CW-Bali as of March 31, 2017 totaled $1.8 million, consisting of net assets of approximately $1.2 million and a cumulative foreign currency translation adjustment reflected in stockholders’ equity of $549,555.

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

During the periods for which IDR was CW-Bali’s functional currency, we recorded foreign currency gains and losses arising from CW-Bali’s transactions conducted in currencies other than the IDR. Such foreign currency gains and losses included amounts associated with (i) transactions denominated in currencies other than the IDR; and (ii) the re-measurement of monetary assets and liabilities denominated in currencies other than the IDR as of the balance sheet date. CW-Bali’s monetary assets and liabilities denominated in currencies other than the IDR consist of US$-denominated bank accounts and US$-denominated loans we provided to CW-Bali. Such foreign currency transaction gains (losses) were included in income and amounted to $0 and $161,248 for the three months ended March 31, 2017 and 2016, respectively. After the re-measurement process of monetary assets and liabilities was completed, the assets and liabilities of CW-Bali were translated into US$ using exchange rates in effect at the end of each period. Revenues and expenses for CW-Bali were translated using rates that approximated those in effect during the period. The effect of these foreign currency translations was recognized in the cumulative translation adjustment included in our stockholders’ equity, which amounted to ($549,555) as of March 31, 2017 and December 31 of 2016.

This change in functional currency will be applied on a prospective basis, and therefore, the cumulative translation adjustment of ($549,555) will remain unchanged until such time that the CW-Bali is no longer dependent on US$ funding to support its operations, we sell all or a portion of our equity interest in CW-Bali, or we discontinue CW-Bali’s operations. Translated amounts for non-monetary assets as of September 30, 2016 became the new accounting basis for those assets effective October 1, 2016. Monetary assets denominated in foreign currencies, including the IDR, will be re-measured to US$ at the current exchange rate as of the balance sheet date going forward. We anticipate that the likely effect of this change in functional currency will result in future foreign currency gains and losses that pertain to (i) transactions denominated in IDR; and (ii) foreign currency re-measurements associated with monetary assets and liabilities denominated in IDR. Such balances include IDR-denominated cash and accounts payable, which cash amounted to approximately $15,000 and $28,000, as of March 31, 2017 and December 31, 2016 respectively, and IDR-denominated accounts payable, which amounted to approximately $7,000 and $7,000, as of March 31, 2017 and December 31, 2016, respectively, based upon the exchange rate between the IDR and US$ as of such dates. Based on this change in functional currency, our US$-denominated loans to CW-Bali will not be subject to further re-measurement adjustments.

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

Adoption of new accounting standards:

In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. ASU 2015-11 applies to all inventory that is measured using first-in, first-out or average cost. The guidance requires an entity to measure inventory at the lower of cost or net realizable value. ASU 2015-11 is effective prospectively for fiscal years, and for interim periods within those years, beginning after December 15, 2016. Early application is permitted. The adoption of ASU 2015-11 did not have a material impact on the Company’s financial position, results of operations or cash flows.

In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740), Balance Sheet Classification of Deferred Taxes. ASU 2015-17 requires net deferred tax assets and liabilities be classified as noncurrent in a classified balance sheet and eliminates the classification between current and noncurrent amounts ASU No. 2015-17 is effective for financial statements issued for annual periods beginning after December 15, 2016 and interim periods within those annual periods. Early adoption is permitted. The adoption of ASU 2015-17 did not have a material impact on the Company’s financial position, results of operations or cash flows.

In March 2016, the FASB issued ASU 2016-07, Investments- Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting, which eliminates the requirement to apply the equity method of accounting retrospectively when a reporting entity obtains significant influence over a previously held investment. ASU 2016-07 will be effective for the Company’s fiscal year beginning January 1, 2017 and subsequent interim periods. The adoption of ASU 2016-07 did not have a material impact on the Company’s financial position, results of operations or cash flows.

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects related to the accounting for share-based payment transactions, including the accounting for income taxes, statutory tax withholding requirements and classification on the statement of cash flows. ASU 2016-09 is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The adoption of ASU 2016-09 did not have a material impact on the Company’s financial position, results of operations or cash flows.

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

In May 2016, the FASB issued ASU 2016-11, Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815): Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting . ASU 2016-11 rescinds several SEC Staff Announcements that are codified in Topic 605, including, among other items, guidance relating to accounting for shipping and handling fees and freight services.

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

Dividends

•	On January 31, 2017, we paid a dividend of $0.075 to shareholders of record on January 2, 2017.
•	On February 14, 2017, our Board of Directors declared a dividend of $0.075 payable on May 1, 2017 to shareholders of record on April 3, 2017.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our exposure to market risk from December 31, 2016 to the end of the period covered by this report.

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

Immediately following CW-Cooperatief’s acquisition of its initial 50% ownership in NSC, the remaining 50% ownership interest in NSC was held by an unrelated company, Norte Sur Agua, S. de R.L. de C.V. (“NSA”). NSA subsequently transferred ownership of half of its shares in NSC to EWG Water LLC (“EWG”) and the other half of its shares in NSC to Alejandro de la Vega (the “individual shareholder”). In February 2012, we paid $300,000 to enter into an agreement (the “Option Agreement”) that provided us with an option, exercisable through February 7, 2014, to purchase the shares of NSC owned by the individual shareholder, along with an immediate power of attorney to vote those shares, for $1.0 million. Such shares constituted 25% of the ownership of NSC as of February 2012. In May 2013, NSC repaid a $5.7 million loan payable to CW-Cooperatief by issuing additional shares of its stock. As a result of this share issuance to CW-Cooperatief, we acquired 99.9% of the ownership of NSC. The Option Agreement contained an anti-dilution provision that required us to issue new shares in NSC of an amount sufficient to maintain the individual shareholder’s 25% ownership interest in NSC if (i) any new shares of NSC were issued subsequent to the execution of the Option Agreement; and (ii) we did not exercise our share purchase option by February 7, 2014. We exercised our option and paid the $1.0 million to the individual shareholder to purchase the Option Agreement shares in February 2014.

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

On April 5, 2016, NSC filed a motion for reconsideration with the Tecate, Mexico Court asking, among other things, that the Court; (i) reverse its order to record the pendency of the lawsuit in the public records; (ii) cancel the appointment of the inspector; and (iii) allow NSC to provide a counter-guarantee to suspend the effects of the Court’s order regarding the challenged transactions. On April 26, 2016, the Tecate, Mexico Court issued an interlocutory judgment (i) ordering the cancellation of the inscriptions on NSC’s public records; and (ii) rejecting NSC’s motion for cancellation of the appointment of the inspector.

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

On May 2, 2017, the Tecate, Mexico court declared that the initial filing of this lawsuit had expired due to EWG’s lack of activity with respect to certain actions required to proceed to trial. However, EWG can appeal the expiration or refile the lawsuit.

We believe that the claims made by EWG are baseless and without merit, and we will vigorously defend NSC and CW-Cooperatief in this litigation, and will seek dismissal of the orders entered by the court and all claims against NSC and CW-Cooperatief. We incurred legal fees in connection with this litigation of $0 and approximately $196,000 for the three months ended March 31, 2017 and 2016, respectively. We cannot presently determine the outcome of this litigation. However, such litigation could adversely impact our efforts to complete the Project.

ITEM 1A. RISK FACTORS

Our business faces significant risks. These risks include those disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 as supplemented by the additional risk factors included below. If any of the events or circumstances described in the referenced risks actually occurs, our business, financial condition or results of operations could be materially adversely affected and such events or circumstances could cause our actual results to differ materially from the results contemplated by the forward-looking statements contained in this report. These risks should be read in conjunction with the other information set forth in this Quarterly Report as well as in our Annual Report on Form 10-K for the year ended December 31, 2016 and in our other periodic reports on Form 10-Q and Form 8-K.

Our exclusive license to provide water to retail customers in the Cayman Islands may not be renewed in the future.

In the Cayman Islands, we provide water to retail customers under a license issued in July 1990 by the Cayman Islands government that grants our subsidiary, Cayman Water, the exclusive right to provide water to retail customers within our licensed service area. Pursuant to the license, we have the exclusive right to produce potable water and distribute it by pipeline to our licensed service area, which consists of two of the three most populated areas of Grand Cayman, the Seven Mile Beach and West Bay areas. For the three months ended March 31, 2017 and 2016, the Company generated approximately 41% and 42%, respectively, of its consolidated revenues and 56% and 56%, respectively, of its consolidated gross profit from the retail water operations conducted pursuant to Cayman Water’s exclusive license.

The license was originally scheduled to expire in July 2010 but has been extended several times by the Cayman Islands government in order to provide the parties with additional time to negotiate the terms of a new license agreement. The most recent extension of the license expired on June 30, 2016. We continue to provide water subsequent to June 30, 2016 on the basis that the license has been further extended to allow the parties to continue negotiations without interruption to an essential service.

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

In February 2011, the Water (Production and Supply) Law, 2011 and the Water Authority (Amendment) Law, 2011 (the “New Laws”) were published and enacted. Under the New Laws, the WAC will issue any new license and such new license could include a rate of return on invested capital model, as discussed in the following paragraph.

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

In July 2012, in an effort to resolve several issues relating to our retail license renewal negotiations, we filed an Application for Leave to Apply for Judicial Review (the “Application”) with the Grand Court of the Cayman Islands (the “Court”), seeking declarations that: (i) certain provisions of the New Laws appear to be incompatible and a determination as to how those provisions should be interpreted; (ii) the WAC’s roles as the principal license negotiator, statutory regulator and our competitor put the WAC in a position of hopeless conflict; and (iii) the WAC’s decision to replace the rate structure under our current exclusive license with RCAM was predetermined and unreasonable. The hearing for this judicial review was held in April 2014 and in June 2014 the Court issued its ruling which was limited to the determination that (i) the renewal of the license does not require a public bidding process; and (ii) the WAC is the proper entity to negotiate with us for the renewal of the license.

In November 2014, we wrote to the Minister of Works offering to recommence license negotiations on the basis of the RCAM model subject to the following conditions: (i) the Government would undertake to amend the current water legislation to provide for an independent regulator and a fair and balanced regulatory regime more consistent with that provided under the electrical utility regulatory regime; (ii) the Government and we would mutually appoint an independent referee and chairman of the negotiations; (iii) our new license would provide exclusivity for the production and provision of all piped water, both potable and non-potable, within our Cayman Islands license area; (iv) the Government would allow us to submit our counter proposal to the WAC’s RCAM license draft; and (v) the principle of subsidization of residential customer rates by commercial customer rates would continue under a new license. In March 2015, we received a letter from the Minister of Works with the following responses to the November 2014 letter: (1) while the Cayman government plans to create a new public utilities commission, the provision of the new retail license will not depend upon the formation of such a commission; (2) any consideration regarding inclusion of the exclusive right to sell non-potable water within the area covered by the retail license will not take place until after the draft license has proceeded through the review process of the negotiations; (3) rather than allow us to submit our counter proposal to the WAC’s RCAM license draft, the WAC will draft the license with the understanding that we will be allowed to propose amendments thereto; (4) the principle of subsidization of residential customer rates by commercial customer rates would continue under the new license; and (5) a request that we consider eliminating our monthly minimum volume charge in the new license.

We recommenced license negotiations with the WAC during the third quarter of 2015 based upon a draft RCAM license provided by the WAC.

In October 2016, the Government of the Cayman Islands passed legislation which created a new utilities regulation and competition office (“OFREG”). OFREG is an independent and accountable regulatory body with a view of protecting the rights of consumers, encouraging affordable utility services, and promoting competition. OFREG has the ability to supervise, monitor and regulate multiple utility undertakings and markets. Supplemental legislation was passed by the Government of the Cayman Islands in April 2017, which transferred responsibility for economic regulation of the water utility sector from the WAC to OFREG. OFREG began operations in January 2017 and we have been advised by the WAC that they are presently coordinating with OFREG to transfer responsibility for our license negotiations from the WAC to OFREG. We cannot presently determine the impact of OFREG on its retail license negotiations.

The resolution of these license negotiations could result in a material reduction of the operating income and cash flows we have historically generated from our retail license and could require us to record an impairment loss to reduce the carrying value of our goodwill. Such impairment loss could have a material adverse impact on our results of operations.

We have paid $20.7 million for land and equipment and incurred development expenses of approximately $20.6 million to date for a possible project in Mexico. We expect to expend significant additional funds in 2017 to continue to pursue this project. However, we may not be successful in completing this project.

We own a 99.9% interest in N.S.C. Agua, S.A. de C.V. (“NSC”), a development stage Mexico company formed to pursue a project encompassing the construction, operation and minority ownership of a 100 million gallon per day seawater reverse osmosis desalination plant to be located in northern Baja California, Mexico and an accompanying pipeline to deliver water to the Mexican potable water system (the “Project”). As of March 31, 2017, our condensed consolidated balance sheet includes purchases for the Project of approximately $20.6 million in land and $110,000 in equipment. The project development activities we have conducted, which include conducting an equipment piloting plant and water data collection program at the proposed feed water source, completing various engineering studies and obtaining various governmental permits, have resulted in additional developmental expenses totaling $20.6 million from 2010 through March 31, 2017.

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

In response to our APP Proposal, in September 2015 NSC received a letter dated June 30, 2015 from the Director General of the Comisión Estatal del Agua de Baja California (“CEA”), the State agency with responsibility for the Project that stated (i) the Project is in the public interest with high social benefits and is consistent with the objectives of the State development plan; and (ii) that the Project and accompanying required public tender process should be conducted. In November 2015, the State officially commenced the tender for the Project, the scope of which the State defined as a first phase to be operational in 2019 consisting of a 50 million gallons per day plant and a pipeline that connects to the Mexican potable water infrastructure and a second phase to be operational in 2024 consisting of an additional 50 million gallons per day of production capacity. A consortium comprised of NSC, NuWater S.A.P.I. de C.V. and Degremont S.A. de C.V. (the “Consortium”) submitted its tender for the Project on the April 21, 2016 tender submission deadline date set by the State.

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

On August 22, 2016, the Public Private Partnership Agreement for public private partnership number 002/2015, contest number SIDUE-CEA-APP-2015-002 (“APP Contract”), was executed between AdR, the State Water Commission of Baja California (“CEA”), the Government of Baja California represented by the Secretary of Planning and Finance (“SPF”), and the Public Utilities Commission of Tijuana (“CESPT”). The APP Contract requires AdR to design, construct, finance and operate a seawater desalination plant (and accompanying aqueducts) with a capacity of up to 100 million gallons per day in two phases: the first with a capacity of 50 million gallons per day and an aqueduct to the Mexican potable water system in Tijuana, Baja California; and the second phase with a capacity of 50 million gallons per day and an aqueduct to a second delivery point in Tijuana. The first phase must be operational within 36 months of commencing construction, and the second phase must be operational by the end of 2024. The APP Contract further requires AdR to operate and maintain the plant and aqueducts for a period of 37 years starting from the commencement of operation of the first phase. At the end of the operating period the plant and aqueducts will be transferred to CEA.

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

The APP Contract does not become effective until the following conditions are met:

•	the State has established and registered various payment trusts, guaranties and bank credit lines for specific use by the Project;
•	the CEA has obtained the rights from the relevant federal authority to take and desalinate seawater and distribute it for municipal use;
•	various agreements between the CEA, the payment trusts and the CESPT have been executed;
•	AdR has obtained all rights of ways required for the Phase 1 aqueduct;
•	AdR has obtained permission from the relevant federal authority to discharge the residual water from the Project’s desalination plant; and
•	all equity and debt financing agreements necessary to provide the funding to AdR for the first phase of the Project have been executed.

Both the exchange rate for the Mexico peso relative to the dollar and general macroeconomic conditions in Mexico have declined since the U.S. Presidential election in November 2016. These changes have adversely impacted the estimated construction, operating, and financing costs for the Project. The APP Contract and the APP Law allow for the parties to negotiate (but do not guarantee) modifications to the water tariff in the event of such significant macroeconomic condition changes. In February 2017, AdR submitted proposals to the CEA requesting an increase to the water tariff to compensate for changes in foreign exchange rates, lending rates and certain changes in law which have impacted the Project. If AdR is unable to obtain this requested increase in the water tariff, it may be unable to obtain the debt and equity financing required for the Project. We are currently unable to determine whether or not such water tariff increase will be approved.

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

On May 2, 2017, the Tecate, Mexico court declared that the initial filing of this lawsuit had expired due to EWG’s lack of activity with respect to certain actions required to proceed to trial. However, EWG can appeal the expiration or refile the lawsuit.

This litigation could adversely impact our efforts to complete the Project.

If we are unable to obtain a strategic partner for CW-Bali or otherwise significantly increase the amount of water we presently sell from its plant, we may cease its operations and may be required to record further impairment losses on our investment in this subsidiary.

Through our subsidiary, CW-Bali, we have built and presently operate a seawater reverse osmosis plant with a production capacity of approximately 790,000 gallons per day located in Nusa Dua, one of the primary tourist areas of Bali, Indonesia. Since its inception, the sales volumes for this plant have not been sufficient to cover its operating costs. CW-Bali’s operating loss was approximately ($2.7 million) for the year ended December 31, 2016, which includes an impairment loss of $2.0 million recorded for the three months ended September 30, 2016 to reduce the carrying value of CW-Bali’s long-lived assets to their estimated fair value.

If in the coming months, we are not able to obtain a strategic partner for CW-Bali or otherwise significantly increase the revenues generated by its Nusa Dua plant we may cease CW-Bali’s operations. If we cease operations at CW-Bali, we may be required to record further impairment losses to reduce the carrying value of our investment in CW-Bali for the period in which we formally commit to exit the Bali market. Such impairment losses could equal the carrying value of our investment in CW-Bali and have a material adverse impact on our results of operations. Any sale of a portion of our investment in CW-Bali may be for an amount less than our carrying amount, resulting in a loss on the sale that could have a material adverse impact on our results of operations. The carrying value of the Company’s investment in CW-Bali as of March 31, 2017 totaled $1.8 million, consisting of net assets of approximately $1.2 million and a cumulative foreign currency translation adjustment reflected in stockholders’ equity of $549,555.

If the financial performance of our recently acquired subsidiary Aerex does not improve, we may be required to record further impairment losses to reduce the carrying value of the goodwill arising from this acquisition.

In February 2016, we acquired a 51% ownership interest in Aerex. In connection with this acquisition we recorded initial goodwill of $8,035,211. Aerex’s actual results of operations in the months following our acquisition of this company fell significantly short of the projected results that were included in the overall cash flow projections we utilized to determine the purchase price for Aerex and the fair values of its assets and liabilities. Due to this shortfall in Aerex’s results of operations, we updated our projections for Aerex’s future cash flows and tested Aerex’s goodwill for possible impairment as of September 30, 2016 by estimating its fair value using the discounted cash flow method. As a result of this impairment testing, we determined that the carrying value of our Aerex goodwill exceeded its fair value, and recorded an impairment loss of $1,750,000 for the three months ended September 30, 2016 to reduce the carrying value of this goodwill to $6,285,211. We may be required to record additional impairment losses to reduce the carrying value of our Aerex goodwill in future periods if we determine it likely that Aerex’s results of operations will fall short of our most recent projections of its future cash flows. Such impairment losses could have a material adverse impact on our results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities during the three months ended March 31, 2017.

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

Date: May 10, 2017

