Form 10-Q
period 2017-06-30
Consolidated Water Co. Ltd.
filed 2017-08-09
CIK 928340

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

As of August 4, 2017, 14,900,724 shares of the registrant’s common stock, with US$0.60 par value, were outstanding.

2

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

3

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED WATER CO. LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2017	2016
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$45,950,954	$39,126,214
Accounts receivable, net	14,091,119	16,480,639
Inventory	3,057,218	1,985,006
Prepaid expenses and other current assets	1,330,580	1,084,155
Current portion of loans receivable	1,355,824	1,633,588
Costs and estimated earnings in excess of billings	543,893	85,211
Current assets of discontinued operations	154,331	480,979
Total current assets	66,483,919	60,875,792
Property, plant and equipment, net	50,463,135	52,471,537
Construction in progress	2,804,958	885,494
Inventory, non-current	4,497,027	4,558,816
Loans receivable	1,446,541	2,135,428
Investment in OC-BVI	2,949,547	4,086,630
Intangible assets, net	4,468,530	5,195,476
Goodwill	9,784,248	9,784,248
Land held for development	20,558,424	20,558,424
Other assets	2,183,317	2,280,519
Long-term assets of discontinued operations	154,501	772,164
Total assets	$165,794,147	$163,604,528

LIABILITIES AND EQUITY
Current liabilities
Accounts payable and other current liabilities	$4,878,489	$4,840,387
Dividends payable	1,189,786	1,187,214
Notes payable to related party	392,000	490,000
Billings in excess of costs and estimated earnings	1,396,426	102,966
Current liabilities of discontinued operations	55,329	58,521
Total current liabilities	7,912,030	6,679,088
Deferred tax liability	1,639,096	1,915,241
Other liabilities	752,828	904,827
Total liabilities	10,303,954	9,499,156
Commitments and contingencies
Equity
Consolidated Water Co. Ltd. stockholders' equity
Redeemable preferred stock, $0.60 par value. Authorized 200,000 shares; issued and outstanding 45,087 and 35,225 shares, respectively	27,052	21,135
Class A common stock, $0.60 par value. Authorized 24,655,000 shares; issued and outstanding 14,889,865 and 14,871,664 shares, respectively	8,933,919	8,922,998
Class B common stock, $0.60 par value. Authorized 145,000 shares; none issued	-	-
Additional paid-in capital	85,926,072	85,621,033
Retained earnings	52,606,237	51,589,337
Cumulative translation adjustment	(549,555)	(549,555)
Total Consolidated Water Co. Ltd. stockholders' equity	146,943,725	145,604,948
Non-controlling interests	8,546,468	8,500,424
Total equity	155,490,193	154,105,372
Total liabilities and equity	$165,794,147	$163,604,528

 The accompanying notes are an integral part of these condensed consolidated financial statements.

CONSOLIDATED WATER CO. LTD.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Retail revenues	$6,029,449	$6,273,400	$12,478,399	$12,216,660
Bulk revenues	8,043,921	7,441,061	15,734,323	14,706,354
Services revenues	119,204	403,935	249,456	584,647
Manufacturing revenues	1,056,047	1,260,806	2,435,895	1,879,335
Total revenues	15,248,621	15,379,202	30,898,073	29,386,996

Cost of retail revenues	2,659,066	2,555,545	5,278,713	5,065,540
Cost of bulk revenues	5,152,212	4,813,261	10,168,001	9,423,585
Cost of services revenues	103,753	272,537	205,919	469,813
Cost of manufacturing revenues	847,760	1,035,142	1,889,057	1,455,609
Total cost of revenues	8,762,791	8,676,485	17,541,690	16,414,547
Gross profit	6,485,830	6,702,717	13,356,383	12,972,449
General and administrative expenses	4,960,170	4,888,794	9,714,680	9,295,856
Income from operations	1,525,660	1,813,923	3,641,703	3,676,593

Other income (expense):
Interest income	108,821	158,085	230,893	374,843
Interest expense	(7,939)	(30,323)	(10,162)	(94,369)
Profit sharing income from OC-BVI	-	14,175	10,125	48,600
Equity in the earnings (losses) of OC-BVI	(37,824)	85,858	(10,958)	131,222
Impairment loss on investment in OC-BVI	-	-	-	(50,000)
Unrealized gain (loss) on put/call options	(13,000)	-	152,000	-
Other	(28,530)	176,383	53,191	222,129
Other income, net	21,528	404,178	425,089	632,425
Income before income taxes	1,547,188	2,218,101	4,066,792	4,309,018
Benefit from income taxes	(136,448)	(170,393)	(276,145)	(243,662)
Net income from continuing operations before non-controlling interests	1,683,636	2,388,494	4,342,937	4,552,680
Income (loss) from continuing operations attributable to non-controlling interests	(8,354)	48,544	(56,146)	172,040
Net income from continuing operations	1,691,990	2,339,950	4,399,083	4,380,640
Loss from discontinued operations	(1,071,001)	(142,659)	(1,150,850)	(127,974)
Loss from discontinued operations attributable to non-controlling interests	(3,559)	(7,042)	(7,543)	(6,308)
Net loss from discontinued operations	(1,067,442)	(135,617)	(1,143,307)	(121,666)
Net income attributable to Consolidated Water Co. Ltd. stockholders	$624,548	$2,204,333	$3,255,776	$4,258,974

Basic earnings per common share attributable to Consolidated Water Co. Ltd. common stockholders
Continuing operations	$0.11	$0.16	$0.30	$0.30
Discontinued operations	$(0.07)	$(0.01)	$(0.08)	$(0.01)
Basic earnings per share	$0.04	$0.15	$0.22	$0.29

Diluted earnings per common share attributable to Consolidated Water Co. Ltd. common stockholders
Continuing operations	$0.11	$0.16	$0.29	$0.29
Discontinued operations	$(0.07)	$(0.01)	$(0.08)	$-
Diluted earnings per share	$0.04	$0.15	$0.21	$0.29

Dividends declared per common share	$0.075	$0.075	$0.15	$0.15

Weighted average number of common shares used in the determination of:
Basic earnings per share	14,889,816	14,792,053	14,880,889	14,787,716
Diluted earnings per share	15,055,554	14,871,119	15,045,204	14,863,791

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONSOLIDATED WATER CO. LTD.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income from continuing operations before non-controlling interests	$1,683,636	$2,388,494	$4,342,937	$4,552,680
Loss from discontinued operations	(1,071,001)	(142,659)	(1,150,850)	(127,974)
Net income	612,635	2,245,835	3,192,087	4,424,706
Other comprehensive income (loss)
Foreign currency translation adjustment	-	(2,659)	-	(5,834)
Total other comprehensive income (loss)	-	(2,659)	-	(5,834)
Comprehensive income	612,635	2,243,176	3,192,087	4,418,872
Income (loss) from continuing operations attributable to non-controlling interests	(8,354)	48,411	(56,146)	171,748
Loss from discontinued operations attributable to non-controlling interests	(3,559)	(7,042)	(7,543)	(6,308)
Comprehensive income attributable to Consolidated Water Co. Ltd. stockholders	$624,548	$2,201,807	$3,255,776	$4,253,432

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONSOLIDATED WATER CO. LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2017	2016
Net cash provided by operating activities - continuing operations	$9,663,793	$2,663,297
Net cash provided by (used in) operating activities - discontinued operations	(80,753)	32,402
Net cash provided by operating activities	9,583,040	2,695,699

Cash flows from investing activities
Maturity of certificate of deposit	-	5,637,538
Additions to property, plant and equipment and construction in progress	(2,551,511)	(1,356,454)
Proceeds from sale of equipment	18,027	526,800
Distribution of earnings from OC-BVI	1,136,250	-
Acquisition of Aerex, net of cash acquired	-	(7,742,853)
Collections on loans receivable	966,651	906,012
Release of restricted cash balance	-	398,744
Net cash used in investing activities – continuing operations	(430,583)	(1,630,213)
Net cash used in investing activities - discontinued operations	-	-
Net cash used in investing activities	(430,583)	(1,630,213)

Cash flows from financing activities
Dividends paid to common shareholders	(2,231,021)	(2,212,791)
Dividends paid to non-controlling interests	-	(182,663)
Dividends paid to preferred shareholders	(5,284)	(5,760)
Issuance (repurchase) of redeemable preferred stock	6,588	(9,598)
Proceeds received from exercise of stock options	-	143,226
(Repayment)/issuance of note payable to related party	(490,000)	490,000
Issuance of note payable to related party	392,000	-
Repayments of demand loan payable	-	(7,000,000)
Net cash used in financing activities – continuing operations	(2,327,717)	(8,777,586)
Net cash used in financing activities - discontinued operations	-	-
Net cash used in financing activities	(2,327,717)	(8,777,586)
Effect of exchange rate changes on cash	-	638
Net increase (decrease) in cash and cash equivalents	6,824,740	(7,711,462)
Cash and cash equivalents at beginning of period	39,126,214	44,792,734
Cash and cash equivalents at end of period	$45,950,954	$37,081,272

Interest paid in cash	$7,074	$67,689

Non-cash investing and financing activities
Issuance of 9,441 and 8,421, respectively, shares of redeemable preferred stock for services rendered	$118,485	$106,357
Issuance of 17,833, and 9,964, respectively, shares of common stock for services rendered	$203,551	$106,415
Conversion (on a one-to-one basis) of 368 and 833, respectively, shares of redeemable preferred stock to common stock	$221	$500
Dividends declared but not paid	$1,120,122	$1,113,844
Transfers from inventory to property, plant and equipment and construction in progress	$147,886	$134,362
Transfers from construction in progress to property, plant and equipment	$289,915	$1,097,165

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONSOLIDATED WATER CO. LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. Principal activity

Consolidated Water Co. Ltd., and its subsidiaries (collectively, the “Company”) use reverse osmosis technology to produce potable water from seawater. The Company processes and supplies water and provides water-related products and services to its customers in the Cayman Islands, Belize, The Commonwealth of The Bahamas, the British Virgin Islands, the United States and Indonesia. The Company sells water to a variety of customers, including public utilities, commercial and tourist properties, residential properties and government facilities. The base price of water supplied by the Company, and adjustments thereto, are determined by the terms of a retail license and bulk water supply contracts which provide for adjustments based upon the movement in the government price indices specified in the license and contracts as well as monthly adjustments for changes in the cost of energy. The Company also manufactures and services a wide range of products and provides design, engineering, management, operating and other services applicable to commercial, municipal and industrial water production, supply and treatment

2. Accounting policies

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

Foreign currency: The Company’s reporting currency is the United States dollar (“US$”). The functional currency of the Company and its foreign operating subsidiaries (other than NSC, AdR, CW-Bali, and CW-Cooperatief) is the currency for each respective country. The functional currency for NSC, AdR, CW-Bali and CW-Cooperatief is the US$. The exchange rates for the Cayman Islands dollar, the Belize dollar and the Bahamian dollar are fixed to the US$. CW-Cooperatief conducts business in US$ and euros, CW-Bali conducts business in US$ and Indonesian rupiahs, and NSC and AdR conduct business in US$ and Mexican pesos. The exchange rates for conversion of euros, rupiahs and Mexican pesos into US$ vary based upon market conditions. Net foreign currency gains (losses) arising from transactions and re-measurements were $105,097 and ($76,977) for the three months ended June 30, 2017 and 2016, respectively, and $170,259 and ($83,816) for the six months ended June 30, 2017 and 2016, respectively, and are included in “Other income (expense) - Other” in the accompanying condensed consolidated statements of income.

Comprehensive income: Comprehensive income (loss) is defined as the change in equity during a period from transactions and other events from non-owner sources. Comprehensive income (loss) is the total of net income and other comprehensive income (loss) which, for the Company, is comprised entirely of foreign currency translation adjustments related to CW-Bali.

Cash and cash equivalents: Cash and cash equivalents consist of demand deposits at banks and highly liquid deposits at banks with an original maturity of three months or less. Cash and cash equivalents as of June 30, 2017 and December 31, 2016 include a certificate of deposit with an original maturity of three months or less of approximately $1.0 million.

Transfers from the Company’s Bahamas and Belize bank accounts to Company bank accounts in other countries require the approval of the Central Bank of The Bahamas and Belize, respectively. As of June 30, 2017, the equivalent United States dollar cash balances for deposits held in The Bahamas and Belize were approximately $12.5 million and $5.7 million, respectively.

Comparative amounts: Certain amounts reported in the financial statements issued in prior periods have been reclassified herein to conform to the current period’s presentation. These reclassifications had no effect on consolidated net income.

3. Discontinued operations – CW-Bali

Through its subsidiary CW-Bali, the Company built and operates a seawater reverse osmosis plant with a production capacity of approximately 790,000 gallons per day located in Nusa Dua, one of the primary tourist areas of Bali, Indonesia. The Company built this plant based upon its belief that future water shortages in this area of Bali would eventually enable it to sell all of this plant’s production. Since inception of CW-Bali’s operations in 2013, the sales volumes for its plant have not been sufficient to cover its operating costs and CW-Bali has incurred net losses. The Company’s net losses from CW-Bali for its two most recent fiscal years ended December 31, 2016 and 2015, were approximately ($2.5 million) and ($861,000), respectively. The results of CW-Bali were included in the retail segment for segment reporting purposes.

In late 2015, the Company decided to seek a strategic partner for CW-Bali to (i) purchase a major portion of its equity ownership in CW-Bali; (ii) lead CW-Bali’s sales and marketing efforts; (iii) liaise with the local water utility; and (iv) assist with CW-Bali’s on-going funding requirements. Although discussions were held and due diligence information was exchanged with potential strategic partners, the Company did not receive an offer for an investment in, a purchase of, or a joint venture for CW-Bali from any of these potential partners on terms it deemed acceptable.

On May 23, 2017, after considering CW-Bali’s historical and projected operating losses, its on-going funding requirements, the current business and economic environment in Bali and the Company’s inability to obtain a strategic partner for CW-Bali, the Company’s Board of Directors formally resolved to discontinue CW-Bali’s operations. The Company plans to cease the production of water in Bali and exit the Bali market at the earliest practical date, which the Company believes will be within six months.

Based upon this decision to discontinue CW-Bali’s operations, the Company estimated the future cash flows the Company will receive under various scenarios from the disposition of its investment in CW-Bali and assigned a probability to each scenario to determine an estimated fair value of its investment in CW-Bali. Based upon this probability-weighted sum, the Company recorded an impairment loss of $1.0 million for the three months ended June 30, 2017 to reduce the carrying value of its investment in CW-Bali (which includes $549,555 in cumulative translation adjustments reflected in stockholders’ equity) to its estimated fair value of approximately $832,000. The Company may be required to record additional losses if it is ultimately unable to sell its investment in CW-Bali or CW-Bali’s net assets for this estimated fair value.

Summarized financial information for CW-Bali as of June 30, 2017 and for the three months and six months ended June 30, 2017 and 2016 is as follows:

	June 30,	December 31,
	2017	2016
	(Unaudited)
Current assets	$154,331	$480,979
Property, plant and equipment, net	154,501	612,568
Inventory, non-current	-	47,272
Other assets	-	112,324
Total assets of discontinued operations	$308,832	$1,253,143

Total liabilities of discontinued operations	$55,329	$58,521

	Three Months ended June 30,		Six Months ended June 30,
	2017	2016	2017	2016
Revenues	$34,567	$19,433	$62,221	$46,411
Loss from operations	(70,758)	(157,318)	(150,423)	(303,943)
Impairment loss	(1,000,000)	-	(1,000,000)	-
Net loss	(1,071,001)	(142,659)	(1,150,850)	(127,974)
Depreciation	23,583	76,361	47,165	151,543

4. Segment information

The Company has four reportable segments: retail, bulk, services and manufacturing. The retail segment consists of Cayman Water which owns and operates the water utility that provides water to the Seven Mile Beach and West Bay areas of Grand Cayman Island pursuant to an exclusive license granted by the Cayman Islands government. The bulk segment supplies potable water to government utilities in Grand Cayman, The Bahamas and Belize under long-term contracts. The services segment provides desalination plant management and operating services to affiliated companies and designs, constructs and sells desalination plants to third parties. The manufacturing segment manufactures and services a wide range of water-related products and provides design, engineering, management, operating and other services applicable to commercial, municipal and industrial water production, supply and treatment.

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

	Three Months Ended June 30, 2017
	Retail	Bulk	Services	Manufacturing	Total
Revenues	$6,029,449	$8,043,921	$119,204	$1,056,047	$15,248,621
Cost of revenues	2,659,066	5,152,212	103,753	847,760	8,762,791
Gross profit	3,370,383	2,891,709	15,451	208,287	6,485,830
General and administrative expenses	3,163,902	323,654	891,714	580,900	4,960,170
Income (loss) from operations	$206,481	$2,568,055	$(876,263)	$(372,613)	1,525,660
Other income, net					21,528
Income before income taxes					1,547,188
Benefit from income taxes					(136,448)
Net income from continuing operations before non-controlling interests					1,683,636
Loss from continuing operations attributable to non-controlling interests					(8,354)
Net income from continuing operations					1,691,990
Net loss from discontinued operations					(1,067,442)
Net income attributable to Consolidated Water Co. Ltd. stockholders					$624,548

Depreciation and amortization expenses from continuing operations for the three months ended June 30, 2017 for the retail, bulk, services and manufacturing segments were $488,895, $827,037, $7,638 and $399,455, respectively.

	Three Months Ended June 30, 2016
	Retail	Bulk	Services	Manufacturing	Total
Revenues	$6,273,400	$7,441,061	$403,935	$1,260,806	$15,379,202
Cost of revenues	2,555,545	4,813,261	272,537	1,035,142	8,676,485
Gross profit (loss)	3,717,855	2,627,800	131,398	225,664	6,702,717
General and administrative expenses	2,832,425	441,987	913,159	701,223	4,888,794
Income (loss) from operations	$885,430	$2,185,813	$(781,761)	$(475,559)	1,813,923
Other income, net					404,178
Income before income taxes					2,218,101
Benefit from income taxes					(170,393)
Net income from continuing operations before non-controlling interests					2,388,494
Income from continuing operations attributable to non-controlling interests					48,544
Net income from continuing operations					2,339,950
Net loss from discontinued operations					(135,617)
Net income attributable to Consolidated Water Co. Ltd. stockholders					$2,204,333

Depreciation and amortization expenses from continuing operations for the three months ended June 30, 2016 for the retail, bulk, services and manufacturing segments were $483,009, $841,184, $29,038 and $493,270, respectively.

	Six Months Ended June 30, 2017
	Retail	Bulk	Services	Manufacturing	Total
Revenues	$12,478,399	$15,734,323	$249,456	$2,435,895	$30,898,073
Cost of revenues	5,278,713	10,168,001	205,919	1,889,057	17,541,690
Gross profit	7,199,686	5,566,322	43,537	546,838	13,356,383
General and administrative expenses	6,134,079	624,731	1,635,120	1,320,750	9,714,680
Income (loss) from operations	$1,065,607	$4,941,591	$(1,591,583)	$(773,912)	3,641,703
Other income, net					425,089
Income before income taxes					4,066,792
Benefit from income taxes					(276,145)
Net income from continuing operations before non-controlling interests					4,342,937
Loss from continuing operations attributable to non-controlling interests					(56,146)
Net income from continuing operations					4,399,083
Loss from discontinued operations					(1,143,307)
Net income attributable to Consolidated Water Co. Ltd. stockholders					$3,255,776

Depreciation and amortization expenses from continuing operations for the six months ended June 30, 2017 for the retail, bulk, services and manufacturing segments were $975,133, $1,653,816, $29,657 and $805,945, respectively.

	Six Months Ended June 30, 2016
	Retail	Bulk	Services	Manufacturing	Total
Revenues	$12,216,660	$14,706,354	$584,647	$1,879,335	29,386,996
Cost of revenues	5,065,540	9,423,585	469,813	1,455,609	16,414,547
Gross profit	7,151,120	5,282,769	114,834	423,726	12,972,449
General and administrative expenses	5,676,366	877,882	1,719,731	1,021,877	9,295,856
Income (loss) from operations	$1,474,754	$4,404,887	$(1,604,897)	$(598,151)	3,676,593
Other income, net					632,425
Income before income taxes					4,309,018
Benefit from income taxes					(243,662)
Net income from continuing operations before non-controlling interests					4,552,680
Income from continuing operations attributable to non-controlling interests					172,040
Net income from continuing operations					4,380,640
Loss from discontinued operations					(121,666)
Net income attributable to Consolidated Water Co. Ltd. stockholders					$4,258,974

Depreciation and amortization expenses from continuing operations for the six months ended June 30, 2016 for the retail, bulk, services and manufacturing segments were $995,552, $1,668,573, $58,076 and $703,939, respectively.

	As of June 30, 2017
	Retail	Bulk	Services	Manufacturing	Total
Accounts receivable, net	$2,109,492	$10,461,311	$974,505	$545,811	$14,091,119
Property plant and equipment, net	23,621,754	24,783,102	104,337	1,953,942	50,463,135
Construction in progress	105,681	2,714,010	(22,633)	7,900	2,804,958
Intangibles, net	-	566,863	-	3,901,667	4,468,530
Goodwill	1,170,511	2,328,526	-	6,285,211	9,784,248
Land held for development	-	-	20,558,424	-	20,558,424
Total segment assets	52,776,187	72,904,263	24,561,282	15,243,583	165,485,315
Assets of discontinued operations					308,832
Total assets					165,794,147

	As of December 31, 2016
	Retail	Bulk	Services	Manufacturing	Total
Accounts receivable, net	$2,626,469	$12,692,714	$629,930	$531,526	$16,480,639
Property plant and equipment, net	24,277,463	26,124,724	91,030	1,978,320	52,471,537
Construction in progress	134,392	743,296	-	7,806	885,494
Intangibles, net	-	599,960	15,516	4,580,000	5,195,476
Goodwill	1,170,511	2,328,526	-	6,285,211	9,784,248
Land held for development	-	-	20,558,424	-	20,558,424
Total segment assets	53,049,868	68,663,628	25,558,495	15,079,394	162,351,385
Assets of discontinued operations					1,253,143
Total assets					163,604,528

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

The following summarizes information related to the computation of basic and diluted EPS:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income from continuing operations attributable to Consolidated Water Co. Ltd. stockholders	$1,691,990	$2,339,950	$4,399,083	$4,380,640
Less: preferred stock dividends	(3,382)	(3,390)	(6,023)	(6,241)
Net income from continuing operations available to common shares in the determination of basic earnings per common share	1,688,608	2,336,560	4,393,060	4,374,399
Net loss from discontinued operations	(1,067,442)	(135,617)	(1,143,307)	(121,666)
Net income available to common shares in the determination of basic earnings per common share	$621,166	$2,200,943	$3,249,753	$4,252,733

Weighted average number of common shares in the determination of basic earnings per common share attributable to Consolidated Water Co. Ltd. common stockholders	14,889,816	14,792,053	14,880,889	14,787,716
Plus:
Weighted average number of preferred shares outstanding during the period	36,684	39,255	35,958	38,919
Potential dilutive effect of unexercised options and unvested stock grants	129,054	39,811	128,357	37,156
Weighted average number of shares used for determining diluted earnings per common share attributable to Consolidated Water Co. Ltd. common stockholders	15,055,554	14,871,119	15,045,204	14,863,791

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

The Company’s equity investment in OC-BVI amounted to $2,949,547 and $4,086,630 as of June 30, 2017 and December 31, 2016, respectively.

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

Summarized financial information for OC-BVI is as follows:

	June 30,	December 31,
	2017	2016
Current assets	$3,521,329	$5,627,414
Non-current assets	3,687,893	3,963,242
Total assets	$7,209,222	$9,590,656

	June 30,	December 31,
	2017	2016
Current liabilities	$301,675	$197,673
Non-current liabilities	1,267,650	1,854,900
Total liabilities	$1,569,325	$2,052,573

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues	$673,270	$948,189	$1,492,752	$1,885,073
Cost of revenues	453,022	512,699	1,001,549	997,338
Gross profit	220,248	435,490	491,203	887,735
General and administrative expenses	290,294	222,191	487,857	482,733
Income from operations	(70,046)	213,299	3,346	405,002
Other income (expense), net	3,318	(8,913)	10,968	(77,763)
Net income	(66,728)	204,386	14,314	327,239
Income (loss) attributable to non-controlling interests	20,160	7,146	39,486	25,787
Net income attributable to controlling interests	$(86,888)	$197,240	$(25,172)	$301,452

A reconciliation of the beginning and ending balances for the investment in OC-BVI for the six months ended June 30, 2017 is as follows:

Balance as of December 31, 2016	$4,086,630
Profit sharing and equity from earnings of OC-BVI	(833)
Distributions received from OC-BVI	(1,136,250)
Balance as of June 30, 2017	$2,949,547

The Company recognized ($37,824) and $85,858 for the three months ended June 30, 2017 and 2016, respectively, and ($10,958) and $131,222 for the six months ended June 30, 2017 and 2016, respectively, in earnings (losses) from its equity investment in OC-BVI. The Company recognized $0 and $14,175 for the three months ended June 30, 2017 and 2016, respectively, and $10,125 and $48,600 for the six months ended June 30, 2017 and 2016, respectively, in profit sharing income from its profit sharing agreement with OC-BVI.

For the three months ended June 30, 2017 and 2016, the Company recognized approximately $119,204 and $125,594, respectively, in revenues from its management services agreement with OC-BVI. For the six months ended June 30, 2017 and 2016, the Company recognized approximately $249,456 and $264,350, respectively, in revenues from its management services agreement with OC-BVI. Amounts receivable by OC-BVI from the Company were $15,037 and $0 as of June 30, 2017 and December 31, 2016, respectively. Amounts payable by OC-BVI to the Company were $47,056 and $54,559 as of June 30, 2017 and December 31, 2016, respectively. The Company’s remaining unamortized balance recorded for this management services agreement, which is reflected as an intangible asset on the Company’s condensed consolidated balance sheets, was $0 and $15,516 as of June 30, 2017 and December 31, 2016, respectively.

Baughers Bay Litigation

Through March 2010, OC-BVI supplied water to the BVI government from a plant located at Baughers Bay, Tortola, under the terms of a water supply agreement dated May 1990 (the “1990 Agreement”) with an initial seven-year term that expired in May 1999. The 1990 Agreement provided that such agreement would automatically be extended for another seven-year term unless the BVI government provided notice, at least eight months prior to such expiration, of its decision to purchase the plant from OC-BVI at the agreed upon amount under the 1990 Agreement of approximately $1.42 million. In correspondence between the parties from late 1998 through early 2000, the BVI government indicated that it intended to purchase the plant but would be amenable to negotiating a new water supply agreement and that it considered the 1990 Agreement to be in force on a monthly basis until negotiations between the BVI government and OC-BVI were concluded. Occasional discussions were held between the parties after 2000 without resolution of the matter. OC-BVI continued to supply water from the plant and expended approximately $4.7 million between 1995 and 2003 to significantly expand the production capacity of the plant beyond that contemplated in the 1990 Agreement.

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

The Company estimated the fair value of its investment in OC-BVI through the use of the discounted cash flow method, which relied upon projections of OC-BVI’s operating results, working capital and capital expenditures. The use of this method required the Company to estimate OC-BVI’s future cash flows from its Bar Bay plant and the resolution of the Baughers Bay litigation.

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

The identification of the possible scenarios for the Bar Bay plant agreement and the Baughers Bay litigation, the projections of cash flows for each scenario, and the assignment of relative probabilities to each scenario all represented significant estimates made by the Company. While the Company used its best judgment in identifying these possible scenarios, estimating the expected cash flows for these scenarios and assigning relative probabilities to each scenario, these estimates were by their nature highly subjective and were also subject to material change by the Company’s management over time based upon new information or changes in circumstances.

After updating its probability-weighted estimates of OC-BVI’s future cash flows and its resulting estimate of the fair value of its investment in OC-BVI, the Company recorded an impairment loss of $50,000 for the six months ended June 30, 2016 to reduce the carrying value of its investment in OC-BVI. The Company subsequently recorded an additional $875,000 in impairment losses for the remainder of the year ended December 31, 2016 to reduce the carrying value of its investment in OC-BVI.

As a result of the extension of the Bar Bay agreement, no impairment losses were necessary in 2017 for the Company’s investment in OC-BVI. As of June 30, 2017, the amount of the Company’s proportionate share (43.53%) of OC-BVI’s net assets exceeded the carrying value of the Company’s investment in OC-BVI by approximately $30,000.

7. NSC and AdR Project Development

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

Through a series of transactions completed in 2012-2014, NSC purchased 20.1 hectares for approximately $20.6 million on which the proposed Project’s plant would be constructed.

In November 2012, NSC entered into a lease with an effective term of 20-years from the date of full operation of the Project’s desalination plant, with the Comisión Federal de Electricidad for approximately 5,000 square meters of land on which it plans to construct the water intake and discharge works for the plant. The amounts due on this lease are payable in Mexican pesos at an amount that is currently equivalent to approximately $20,000 per month. This lease may be cancelled by NSC should NSC ultimately not proceed with the Project.

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

On August 17, 2016, NSC and NuWater incorporated Newco under the name Aguas de Rosarito S.A.P.I. de C.V. (“AdR”), a special project company, to complete the Project and executed a shareholders agreement for AdR agreeing among other things that (i) AdR would purchase the land and other Project assets from NSC on the date that the Project begins commercial operations; and (ii) AdR would enter into a Management and Technical Services Agreement with NSC effective on the first day that the Project begins commercial operations. As of June 30, 2017 and December 31, 2016, NSC owned 99.6% of AdR.

On August 22, 2016, the Public Private Partnership Agreement for public private partnership number 002/2015, contest number SIDUE-CEA-APP-2015-002 (“APP Contract”), was executed between AdR, CEA, the Government of Baja California represented by the Secretary of Planning and Finance, and the Public Utilities Commission of Tijuana (“CESPT”). The APP Contract requires AdR to design, construct, finance and operate a seawater desalination plant (and accompanying aqueducts) with a capacity of up to 100 million gallons per day in two phases: the first with a capacity of 50 million gallons per day and an aqueduct to the Mexican potable water system in Tijuana, Baja California; and the second phase with a capacity of 50 million gallons per day and an aqueduct to a second delivery point in Tijuana. The first phase must be operational within 36 months of commencing construction, and the second phase must be operational by the end of 2024. The APP Contract further requires AdR to operate and maintain the plant and aqueducts for a period of 37 years starting from the commencement of operation of the first phase. At the end of the operating period, the plant and aqueducts will be transferred to CEA.

The total Project cost for Phase 1 is expected to be approximately 9.1 billion Mexican pesos. Annual revenues from the Project for Phase 1 are expected to be approximately 1.79 billion Mexican pesos. Water rates under the APP Contract are indexed to the Mexican national consumer price index over its term. Electrical energy costs incurred by AdR to desalinate and deliver water are treated as a pass-through charge to CEA, subject to efficiency guarantees. AdR expects to raise Mexican peso denominated debt financing through a consortium led by the North American Development Bank, which also provided financial advisory services to the Consortium through the bidding process and contract negotiations.

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

As of June 30, 2017, AdR has paid approximately $349,000 for deposits on, or purchases of, rights of way for the Phase 1 aqueduct, which are included in prepaid expenses and other assets on the Company’s condensed consolidated balance sheet.

Both the exchange rate for the Mexico peso relative to the dollar and general macroeconomic conditions in Mexico have varied since the U.S. Presidential election in November 2016. These changes could adversely impact the estimated construction, operating, and financing costs for the Project. The APP Contract and the APP Law allow for the parties to negotiate (but do not guarantee) modifications to the water tariff in the event of such significant macroeconomic condition changes. On February 10, 2017, AdR submitted proposals to the CEA requesting an increase to the water tariff to compensate for changes in foreign exchange rates, lending rates and certain changes in law which have impacted the Project. If AdR is unable to obtain this requested increase in the water tariff, it may be unable to obtain the debt and equity financing required for the Project. The Company is currently unable to determine whether or not such water tariff increase will be approved.

If AdR is ultimately unable to proceed with the Project, the land NSC has purchased may lose its strategic importance as the site for the Project and consequently may decline in value. If AdR does not proceed with the Project, NSC may ultimately be unable to sell this land for an amount at least equal to its current carrying value of approximately $20.6 million, and any loss on sale of the land, or impairment loss NSC may be required to record as a result of a decrease in the fair value of the land could have a material adverse impact on the Company’s results of operations.

Included in the Company’s results of operations are general and administrative expenses from NSC and AdR, consisting of organizational, legal, accounting, engineering, consulting and other costs relating to Project development activities. Such expenses amounted to approximately $885,000 and $875,000 for the three months ended June 30, 2017 and 2016, respectively, and $1,605,000 and $1,642,000 for the six months ended June 30, 2017 and 2016, respectively. The assets and liabilities of NSC and AdR included in the Company’s condensed consolidated balance sheets amounted to approximately $22.6 million and $309,000, respectively, as of June 30, 2017 and approximately $22.3 million and $221,000 respectively, as of December 31, 2016.

EWG Litigation

Immediately following CW-Cooperatief’s acquisition of its initial 50% ownership in NSC, the remaining 50% ownership interest in NSC was held by an unrelated company, Norte Sur Agua, S. de R.L. de C.V. (“NSA”). NSA subsequently transferred ownership of half of its shares in NSC to EWG Water LLC (“EWG”) and the other half of its shares in NSC to Alejandro de la Vega (the “individual shareholder”). In February 2012, the Company paid $300,000 to enter into an agreement (the “Option Agreement”) that provided it with an option, exercisable through February 7, 2014, to purchase the shares of NSC owned by the individual shareholder for a price of $1.0 million along with an immediate power of attorney to vote those shares. Such shares constituted 25% of the ownership of NSC as of February 2012. In May 2013, NSC repaid a $5.7 million loan payable to CW-Cooperatief by issuing additional shares of its stock. As a result of this share issuance to CW-Cooperatief, the Company acquired 99.9% of the ownership of NSC. The Option Agreement contained an anti-dilution provision that required the Company to issue new shares in NSC of an amount sufficient to maintain the individual shareholder’s 25% ownership interest in NSC if (i) any new shares of NSC were issued subsequent to the execution of the Option Agreement; and (ii) the Company did not exercise its share purchase option by February 7, 2014. The Company exercised its option and paid the $1.0 million to the individual shareholder to purchase the Option Agreement shares in February 2014.

In October 2015, the Company learned that EWG filed a lawsuit against the individual shareholder, NSC, NSA, CW-Cooperatief, Ricardo del Monte Nunez, Carlos Eduardo Ahumada Arruit, Luis de Angitia Becerra, and the Public Registry of Commerce of Tijuana, Baja California in the Civil Court located in Tecate, Baja California, Mexico.

In this lawsuit, EWG challenged, among other things, the capital investment transactions that increased the Company’s ownership interest in NSC to 99.9%. EWG requested that the court, as a preliminary matter: (a) suspend the effectiveness of the challenged transactions; (b) order public officials in Mexico to record the pendency of the lawsuit in the public records; and (c) appoint an inspector for NSA and NSC to oversee its commercial activities. The court granted, ex-parte, the preliminary relief sought by EWG, which resulted in the placement of inscriptions for the lawsuit on NSC’s public records.

EWG also sought an order directing, among other things: (i) NSA, NSC and CW-Cooperatief to refrain from carrying out any transactions with respect to the Project; and (ii) NSA, NSC and CW-Cooperatief, and the partners thereof, to refrain from transferring any interests in NSA, NSC and CW-Cooperatief.

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

8. Fair value measurements

As of June 30, 2017 and December 31, 2016, the carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and other current liabilities, the notes payable to related party and dividends payable approximate their fair values due to the short-term maturities of these instruments. Management considers that the carrying amounts for loans receivable as of June 30, 2017 and December 31, 2016 approximate their fair value as their interest rates approximate market rates.

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

The following table presents the Company’s fair value hierarchy for assets and liabilities measured at fair value as of June 30, 2017 and December 31, 2016:

	June 30, 2017
	Level 1	Level 2	Level 3	Total
Liabilities:
Recurring
Net liability arising from put/call options	$-	$-	$528,000	$528,000

	December 31, 2016
	Level 1	Level 2	Level 3	Total
Liabilities:
Recurring
Net liability arising from put/call options	$-	$-	$680,000	$680,000

The activity for the Level 3 liability for the six months ended June 30, 2017:

Net liability arising from put/call options(1)
Balance as of December 31, 2016	$680,000
Unrealized gain	(152,000)
Balance as of June 30, 2017	$528,000

(1) In connection with the Company’s acquisition of 51% of Aerex in February 2016, the Company acquired from Aerex’s former sole shareholder an option to compel such shareholder to sell, and granted to such shareholder an option to require the Company to purchase, the shareholder’s remaining 49% ownership interest in Aerex at a price based upon the fair value of Aerex at the time of the exercise of the option. The options are exercisable on or after the third anniversary of the February 2016 acquisition date. The net liability arising from the put/call options is included in other liabilities in the accompanying condensed consolidated balance sheets as of June 30, 2017 and December 31, 2016.

9. Contingencies

Cayman Water

The Company sells water through its retail operations under a license issued in July 1990 by the Cayman Islands government that grants Cayman Water the exclusive right to provide potable water to customers within its licensed service area. As discussed below, this license was set to expire in July 2010 but has since been extended while negotiations for a new license take place. Pursuant to the license, Cayman Water has the exclusive right to produce potable water and distribute it by pipeline to its licensed service area, which consists of two of the three most populated areas of Grand Cayman, the Seven Mile Beach and West Bay areas. For the three months ended June 30, 2017 and 2016, the Company generated approximately 40% and 41%, respectively, of its consolidated revenues and 52% and 55%, respectively, of its consolidated gross profit from the retail water operations conducted pursuant to Cayman Water’s exclusive license. For the six months ended June 30, 2017 and 2016, the Company generated approximately 40% and 42%, respectively, of its consolidated revenues and 54% and 55%, respectively, of its consolidated gross profit from the retail water operations conducted pursuant to Cayman Water’s exclusive license.

The license was scheduled to expire in July 2010, but has been extended several times by the Cayman Islands government in order to provide the parties with additional time to negotiate the terms of a new license agreement. The Company has been informed by the Cayman Islands government that the retail license has been extended through January 31, 2018 and is awaiting the formal documentation for this extension.

In October 2016, the Government of the Cayman Islands passed legislation which created a new utilities regulation and competition office (“OfReg”). OfReg is an independent and accountable regulatory body with a view of protecting the rights of consumers, encouraging affordable utility services, and promoting competition. OfReg, which began operations in January 2017, has the ability to supervise, monitor and regulate multiple utility undertakings and markets. Supplemental legislation was passed by the Government of the Cayman Islands in April 2017, which transferred responsibility for economic regulation of the water utility sector from the Water Authority-Cayman (the “WAC”) to OfReg. In July 2017, the Company began negotiating with OfReg for a new retail license in the Cayman Islands.

Under its present license, Cayman Water pays a royalty to the government of 7.5% of its gross retail water sales revenues (excluding energy cost adjustments). The selling prices of water sold to its customers are determined by the license and vary depending upon the type and location of the customer and the monthly volume of water purchased. The license provides for an automatic adjustment for inflation or deflation on an annual basis, subject to temporary limited exceptions, and an automatic adjustment for the cost of electricity on a monthly basis. The WAC, on behalf of the government, previously reviewed and confirmed the calculations of the price adjustments for inflation and electricity costs. On July 7, 2017, the Company was advised by OfReg that regulatory responsibility for the water utility sector had been transferred from the WAC to OfReg effective May 22, 2017, and that effective immediately all reviews and confirmations of calculations of the price adjustments for inflation and electricity costs will be performed by OfReg. If Cayman Water wants to adjust its prices for any reason other than inflation or electricity costs, Cayman Water has to request prior approval from the Cabinet of the Cayman Islands government. Disputes regarding price adjustments would be referred to arbitration.

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

Aerex Put/Call Options

In connection with the Company’s acquisition of 51% of Aerex in February 2016, the Company acquired from Aerex’s former sole shareholder an option to compel such shareholder to sell, and granted to such shareholder an option to require the Company to purchase, the shareholder’s remaining 49% ownership interest in Aerex at a price based upon the fair market value of Aerex at the time of the exercise of the option. The options are exercisable on or after the third anniversary of the February 2016 acquisition date. The fair value of the net liability arising from these put/call options was $528,000 and $680,000 as of June 30, 2017 and December 31, 2016, respectively, and is included in other liabilities in the accompanying condensed consolidated balance sheets.

10. Impact of recent accounting standards

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

In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740), Balance Sheet Classification of Deferred Taxes. ASU 2015-17 requires net deferred tax assets and liabilities be classified as noncurrent in a classified balance sheet and eliminates the classification between current and noncurrent amounts. ASU No. 2015-17 is effective for financial statements issued for annual periods beginning after December 15, 2016 and interim periods within those annual periods. Early adoption is permitted. The adoption of ASU 2015-17 did not have a material impact on the Company’s financial position, results of operations or cash flows.

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

Effect of newly issued but not yet effective accounting standards:

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. ASU 2014-09 requires revenue recognition to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 prescribes a five-step framework in accounting for revenues from contracts within its scope, including (a) identification of the contract, (b) identification of the performance obligations under the contract, (c) determination of the transaction price, (d) allocation of the transaction price to the identified performance obligations and (e) recognition of revenues as the identified performance obligations are satisfied. ASU 2014-09 also prescribes additional disclosures and financial statement presentations. ASU 2014-09 may be adopted retrospectively or under a modified retrospective method where the cumulative effect is recognized at the date of initial application. This amendment was originally effective January 1, 2017. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which defers the effective date by one year to January 1, 2018. Early application is permitted but not before January 1, 2017.

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

The effective dates of ASU 2016-08, ASU 2016-10, ASU 2016-11, ASU 2016-12 and ASU 2016-20 are the same as ASU 2015-14 discussed above. The Company is currently evaluating the effect the adoption of these standards will have on the Company’s consolidated financial statements, if any, and intends to elect the modified retrospective method to all active contracts on the date of initial application. This will involve applying the guidance retrospectively only to the most current period presented in the financial statements and recognizing the cumulative effect of initially applying the guidance as an adjustment to the January 1, 2018 opening balance of retained earnings at the date of initial application. The adoption of ASC 606, Revenue from Contracts with Customers, is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

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

We estimated the fair value of our investment in OC-BVI through the use of the discounted cash flow method, which relied upon projections of OC-BVI’s operating results, working capital and capital expenditures. The use of this method required us to estimate OC-BVI’s future cash flows from its Bar Bay plant and the resolution of the Baughers Bay litigation.

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

The identification of the possible scenarios for the Bar Bay plant agreement and the Baughers Bay litigation, the projections of cash flows for each scenario, and the assignment of relative probabilities to each scenario all represented significant estimates made by us. While we used our best judgment in identifying these possible scenarios, estimating the expected cash flows for these scenarios and assigning relative probabilities to each scenario, these estimates were by their nature highly subjective and were also subject to material change by our management over time based upon new information or changes in circumstances.

After updating our probability-weighted estimates of OC-BVI’s future cash flows and our resulting estimate of the fair value of our investment in OC-BVI, we recorded impairment losses for our investment in OC-BVI for 2016 and other prior years. Such impairment losses amounted to $50,000 and $925,000 for the six months ended June 30, 2016 and the year ended December 31, 2016, respectively.

In February 2017, the BVI government executed a 14-year extension to water supply agreement for OC-BVI’s Bar Bay plant. Based upon the execution of this extension, we believe further impairment losses to reduce the carrying value of our investment in OC-BVI will not be required unless the BVI government fails to comply with the terms of the Bar Bay extension or a presently unforeseen event occurs that would impact the future cash flows we expect OC-BVI to generate.

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

The discounted cash flow method relied upon seven-year discrete projections of operating results, working capital and capital expenditures, along with a terminal value subsequent to the discrete period. These seven-year projections were based upon historical and anticipated future results, general economic and market conditions, and considered the impact of planned business and operational strategies. The discount rates for the calculations represented the estimated cost of capital for market participants at the time of each analysis. In preparing these seven-year projections for our retail unit we (i) identified possible outcomes of our on-going negotiations with the Cayman Islands government for the renewal of our retail license; (ii) estimated the cash flows associated with each possible outcome; and (iii) assigned a probability to each outcome and associated estimated cash flows. The weighted average estimated cash flows were then summed to determine the overall fair value of the retail unit under this method. The possible outcomes used for the discounted cash flow method for the retail unit included the implementation of a rate of return on invested capital model methodology for determining water rates proposed by Cayman Islands government representatives for the new retail license.

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

Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016

Net income attributable to Consolidated Water Co. Ltd. stockholders for 2017 was $624,548 ($0.04 per share on a fully-diluted basis), as compared to $2,204,333 ($0.15 per share on a fully-diluted basis) for 2016.

During May 2017, we formally committed to discontinue the operations of CW-Bali and exit the Bali market (see further discussion of this matter at “Discontinued Operations: CW-Bali” herein). In accordance with US GAAP, CW-Bali’s results of operations have been reported as discontinued operations in our consolidated statements of income for 2017 and 2016.

The “Consolidated Results” and “Results by Segment” discussions herein relate to continuing operations.

Consolidated Results

Net income from continuing operations attributable to Consolidated Water Co. Ltd. stockholders for 2017 was $1,691,990 ($0.11 per share on a fully diluted basis), as compared to $2,339,950 ($0.16 per share on a fully-diluted basis) for 2016.

Total revenues for 2017 were $15,248,621 as compared to $15,379,202 in 2016. Higher revenues for our bulk segment in 2017 served to partially offset revenue decreases in our other three segments. Gross profit for 2017 was $6,485,830 (43% of total revenues) as compared to $6,702,717 (44% of total revenues) for 2016 as the gross profit for the bulk segment increased but decreased for the other three segments. For further discussion of revenues and gross profit for 2017 see the “Results by Segment” analysis that follows.

General and administrative (“G&A”) expenses on a consolidated basis were $4,960,170 and $4,888,794 for 2017 and 2016, respectively. Consolidated G&A expenses increased from 2016 to 2017 due to incremental employee costs of approximately $180,000, which were partially offset by a decrease of approximately $94,000 in professional fees.

Other income, net for 2017 was $21,528, as compared to $404,178 for 2016. The decrease for 2017 in this net component of our consolidated statement of income reflects (i) $49,264 less in interest income for 2017 due to lower interest earning balances; (ii) a non-recurring gain on sale of fixed assets in 2016 of approximately $272,000; and (iii) equity of ($37,824) in the loss generated by OC-BVI for 2017 as compared to aggregate profit sharing income from, and equity in the earnings of, OC-BVI for 2016 of $100,033. As a result of the renewal during the first quarter of 2017 of OC-BVI’s water supply agreement for its Bar Bay plant at a 31% reduction in price for the water OC-BVI supplies, we expect the earnings and profit sharing amounts we report from our investment in OC-BVI for the remainder of 2017 and thereafter will be significantly less than such amounts reported for 2016.

Results by Segment

Retail Segment

The retail segment contributed $206,481 and $885,430 to our income from operations for 2017 and 2016, respectively.

Revenues generated by our retail water operations were $6,029,449 in 2017 as compared to $6,273,400 in 2016, as the volume of water sold by the retail segment declined by 1% from 2016 to 2017.

Retail segment gross profit was $3,370,383 (56% of retail revenues) and $3,717,855 (59% of retail revenues) for 2017 and 2016, respectively. The decline in retail gross profit as a percentage of revenues from 2016 to 2017 is attributable to incremental maintenance costs for 2017 of approximately $153,000.

Consistent with prior periods, we record all non-direct G&A expenses in our retail segment and do not allocate any of these non-direct costs to our other three business segments. Retail G&A expenses for 2017 and 2016 were $3,163,902 and $2,832,425 for 2017 and 2016, respectively. The increase in retail G&A expenses from 2016 to 2017 is primarily due to incremental employee costs of $227,000 arising from a non-recurring retirement payment as well as base salary increases.

Bulk Segment

The bulk segment contributed $2,568,055 and $2,185,813 to our income from operations for 2017 and 2016, respectively.

Bulk segment revenues were $8,043,921 and $7,441,061 for 2017 and 2016, respectively. The increase in bulk revenues from 2016 to 2017 is primarily attributable to our Bahamas operations, which generated approximately $648,000 in incremental revenues due to a significant increase in the prices of diesel fuel and electricity from 2016 to 2017, which increased the energy component of our bulk water rates in The Bahamas.

Gross profit for our bulk segment was $2,891,709 and $2,627,800 for 2017 and 2016, respectively. Gross profit as a percentage of bulk revenues was approximately 36% and 35% for 2017 and 2016, respectively. The improvement in bulk segment gross profit as a percentage of revenues in 2017 resulted from a decrease in maintenance and chemicals expenses for our Bahamas operations in 2017 of almost $244,000.

Bulk segment G&A expenses decreased to $323,654 for 2017 as compared to $441,987 for 2016. This decrease reflects bank charges incurred to transfer funds from our Bahamas operations to our Cayman headquarters that were significantly lower for 2017 than for 2016 due to a decrease in the amount of funds transferred.

Services Segment

The services segment incurred losses from operations of ($876,263) and ($781,761) for 2017 and 2016, respectively.

Services segment revenues decreased to $119,204 for 2017 as compared to $403,935 for 2016 as we generated $278,340 in revenues in 2016 under our contract with the WAC to refurbish their North Sound plant.

Gross profit for our services segment was $15,451 and $131,398 for 2017 and 2016, respectively. The service segment’s gross profit decreased from 2016 to 2017 due to the gross profit generated on the North Sound plant refurbishment in 2016.

G&A expenses for the services segment remained relatively consistent at $891,714 and $913,159 for 2017 and 2016, respectively.

Manufacturing Segment

The manufacturing segment incurred losses from operations of ($372,613) and ($475,559) for 2017 and 2016, respectively.

Manufacturing revenues declined to $1,056,047 in 2017 from $1,260,806 in 2016 due to a decrease in the dollar value of active contracts.

Manufacturing segment gross profit was $208,287 (20% of revenues) and $225,664 (18% of revenues) for 2017 and 2016, respectively. Gross profit for 2017 decreased in dollars from 2016 due to lower revenues.

G&A expenses for the manufacturing segment were $580,900 and $701,223 for 2017 and 2016, respectively. Such expenses include amortization expenses related to the intangible assets recorded in connection with the Aerex acquisition of $335,000 and $420,000 for 2017 and 2016, respectively.

Discontinued Operations: CW-Bali

Through our subsidiary CW-Bali, we built and operate a seawater reverse osmosis plant with a production capacity of approximately 790,000 gallons per day located in Nusa Dua, one of the primary tourist areas of Bali, Indonesia. We built this plant based upon our belief that future water shortages in this area of Bali would eventually enable us to sell all of this plant’s production. However, since inception of CW-Bali’s operations in 2013, the sales volumes for its plant have not been sufficient to cover its operating costs and CW-Bali has incurred net losses. Our net losses from CW-Bali for our two most recent fiscal years ended December 31, 2016 and 2015 were approximately ($2.5 million) and ($861,000), respectively. The results of CW-Bali were included in the retail segment for segment reporting purposes.

In late 2015, we decided to seek a strategic partner for CW-Bali to (i) purchase a major portion of its equity ownership; (ii) lead CW-Bali’s sales and marketing efforts; (iii) liaise with the local water utility; and (iv) assist with CW-Bali’s on-going funding requirements. Although discussions were held and due diligence information was exchanged with potential strategic partners, we did not receive an offer for an investment in, a purchase of, or a joint venture for CW-Bali from any of these potential partners on terms we deemed acceptable.

On May 23, 2017, after considering CW-Bali’s historical and projected operating losses, its on-going funding requirements, the current business and economic environment in Bali and our inability to obtain a strategic partner for CW-Bali, our Board of Directors formally resolved to discontinue CW-Bali’s operations. We plan to cease the production of water in Bali and exit the Bali market at the earliest practical date, which we believe will be within six months.

Based upon this decision to discontinue CW-Bali’s operations, we estimated the future cash flows we will receive under various scenarios from the disposition of our investment in CW-Bali and assigned a probability to each scenario to determine an estimated fair value of our investment in CW-Bali. Based upon this probability-weighted sum, we recorded an impairment loss of $1.0 million for the three months ended June 30, 2017 to reduce the carrying value of our investment in CW-Bali (which includes $549,555 in cumulative translation adjustments reflected in stockholders’ equity) to its estimated fair value of approximately $832,000. We may be required to record additional losses if we are ultimately unable to sell our investment in CW-Bali or CW-Bali’s net assets for this estimated fair value.

Our net loss from CW-Bali’s discontinued operations (including the $1.0 million impairment loss discussed in the previous paragraph) was approximately ($1,067,000) for 2017, as compared to approximately ($136,000) for 2016.

Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016

Net income attributable to Consolidated Water Co. Ltd. stockholders for 2017 was $3,255,776 ($0.21 per share on a fully diluted basis), as compared to $4,258,974 ($0.29 per share on a fully-diluted basis) for 2016.

During May 2017, we formally committed to discontinue the operations of CW-Bali and exit the Bali market (see further discussion of this matter at “Discontinued Operations: CW-Bali” herein). In accordance with US GAAP, CW-Bali’s results of operations have been reported as discontinued operations in our consolidated statements of income for 2017 and 2016.

The “Consolidated Results” and “Results by Segment” discussions herein relate to continuing operations.

Consolidated Results

Net income from continuing operations attributable to Consolidated Water Co. Ltd. stockholders for 2017 was $4,399,083 ($0.29 per share on a fully diluted basis), as compared to $4,380,640 ($0.29 per share on a fully-diluted basis) for 2016.

Total revenues for 2017 increased to $30,898,073 from $29,386,996 in 2016 due to higher revenues for our retail, bulk and manufacturing segments. Gross profit for 2017 was $13,356,383 (43% of total revenues) as compared to $12,972,449 (44% of total revenues) for 2016 as the gross profit for our retail, bulk and manufacturing segments increased from 2016 to 2017. For further discussion of revenues and gross profit for 2017 see the “Results by Segment” analysis that follows.

G&A expenses on a consolidated basis were $9,714,680 and $9,295,856 for 2017 and 2016, respectively. The increase in consolidated G&A expenses from 2016 to 2017 is primarily attributable (i) incremental employee costs of approximately $299,000 arising from a non-recurring retirement payment and base salary increases; and (ii) project development expenses incurred by Aerex of approximately $194,000.

Other income, net for 2017 was $425,089, as compared to $632,425 for 2016. The decrease for 2017 in this net component of our consolidated statement of income for 2017 reflects (i) $143,950 less in interest income for 2017 due to lower interest earning balances; (ii) a non-recurring gain on sale of fixed assets in 2016 of approximately $272,000; and (iii) equity of ($10,958) in the loss generated by OC-BVI and profit sharing income from OC-BVI of $10,125 for 2017 as compared to an aggregate income effect of $129,822 for the profit sharing income, equity in the earnings, and impairment loss we recorded for OC-BVI for 2016. As a result of the renewal during the first quarter of 2017 of OC-BVI’s water supply agreement for its Bar Bay plant at a 31% reduction in price for the water OC-BVI supplies, we expect the earnings and profit sharing amounts we report from our investment in OC-BVI for the remainder of 2017 and thereafter will be significantly less than such amounts reported for 2016.

Results by Segment

Retail Segment

The retail segment contributed $1,065,607 and $1,474,754 to our income from operations for 2017 and 2016, respectively.

Revenues generated by our retail water operations increased slightly to $12,478,399 in 2017 from $12,216,660 in 2016, as a result of a 4% increase in the volume of water sold.

Retail segment gross profit remained relatively consistent at $7,199,686 (58% of retail revenues) and $7,151,120 (59% of retail revenues) for 2017 and 2016, respectively.

Consistent with prior periods, we record all non-direct G&A expenses in our retail segment and do not allocate any of these non-direct costs to our other three business segments. The increase in retail G&A expenses from 2016 to 2017 is primarily due to (i) incremental employee costs of approximately $293,000 arising from a non-recurring retirement payment and base salary increases; and (ii) incremental professional fees of approximately $178,000.

Bulk Segment

The bulk segment contributed $4,941,591 and $4,404,887 to our income from operations for 2017 and 2016, respectively.

Bulk segment revenues were $15,734,323 and $14,706,354 for 2017 and 2016, respectively. The increase in bulk revenues from 2016 to 2017 is primarily attributable to our Bahamas operations, which generated approximately $1,092,000 in incremental revenues due to a significant increase in the prices of diesel fuel and electricity from 2016 to 2017, which increased the energy component of our bulk water rates in The Bahamas.

Gross profit for our bulk segment was $5,566,322 and $5,282,769 for 2017 and 2016, respectively. Gross profit as a percentage of bulk revenues was approximately 35% and 36% for 2017 and 2016, respectively. Gross profit as a percentage of revenues decreased in 2017 as compared to 2016 due to higher energy prices, as energy expense for our bulk operations was approximately $1,064,000 more in 2017 than in 2016.

Bulk segment G&A expenses decreased to $624,731 for 2017 as compared to $877,882 for 2016. This decrease reflects bank charges incurred to transfer funds from our Bahamas operations to our Cayman headquarters that were significantly lower for 2017 than for 2016 due to a decrease in the amount of funds transferred.

Services Segment

The services segment incurred losses from operations of ($1,591,583) and ($1,604,897) for 2017 and 2016, respectively.

Services segment revenues decreased to $249,456 for 2017 as compared to $584,647 for 2016 as we generated $320,296 in revenues in 2016 under our contract with the WAC to refurbish their North Sound plant.

Gross profit for our services segment was $43,537 and $114,834 for 2017 and 2016, respectively. The service segment’s gross profit decreased from 2016 to 2017 due to the gross profit generated on the North Sound plant refurbishment in 2016.

G&A expenses for the services segment remained relatively consistent at $1,635,120 and $1,719,731 for 2017 and 2016, respectively.

Manufacturing Segment

Our manufacturing segment consists of Aerex, a company in which we acquired a 51% ownership interest as of February 11, 2016. Consequently, the results of our manufacturing segment for 2017 are not entirely comparable to those reported for 2016, as 2017 reflects a full six months of Aerex’s operations whereas 2016 reflects Aerex’s operations for shorter period that began February 11, 2016 and ended on June 30, 2016.

The manufacturing segment incurred losses from operations of ($773,912) and ($598,151) for 2017 and 2016, respectively.

Manufacturing revenues were $2,435,895 and $1,879,335 for 2017 and 2016, respectively. The increase in revenues from 2016 to 2017 reflects the additional days of manufacturing activity in 2017 as compared to 2016 due to the acquisition of Aerex on February 11, 2016.

Manufacturing segment gross profit was $546,838 (22% of revenues) and $423,726 (23% of revenues) for 2017 and 2016, respectively. Gross profit for 2017 increased in dollars from 2016 due to the incremental revenues.

G&A expenses for the manufacturing segment were $1,320,750 and $1,021,877 for 2017 and 2016, respectively. Manufacturing G&A increased from 2017 to 2016 as a result of an increase of approximately $194,000 in project development expenses incurred for 2017. Manufacturing G&A expenses also reflect amortization expenses related to the intangible assets recorded in connection with the Aerex acquisition of $678,333 and $600,000 for 2017 and 2016, respectively.

Discontinued Operations: CW-Bali

Through our subsidiary CW-Bali, we built and operate a seawater reverse osmosis plant with a production capacity of approximately 790,000 gallons per day located in Nusa Dua, one of the primary tourist areas of Bali, Indonesia. We built this plant based upon our belief that future water shortages in this area of Bali would eventually enable us to sell all of this plant’s production. However, since inception of CW-Bali’s operations in 2013, the sales volumes for its plant have not been sufficient to cover its operating costs and CW-Bali has incurred net losses. Our net losses from CW-Bali for our two most recent fiscal years ended December 31, 2016 and 2015 were approximately ($2.5 million) and ($861,000), respectively. The results of CW-Bali were included in the retail segment for segment reporting purposes.

In late 2015, we decided to seek a strategic partner for CW-Bali to (i) purchase a major portion of its equity ownership; (ii) lead CW-Bali’s sales and marketing efforts; (iii) liaise with the local water utility; and (iv) assist with CW-Bali’s on-going funding requirements. Although discussions were held and due diligence information was exchanged with potential strategic partners, we did not receive an offer for an investment in, a purchase of, or a joint venture for CW-Bali from any of these potential partners on terms we deemed acceptable.

On May 23, 2017, after considering CW-Bali’s historical and projected operating losses, its on-going funding requirements, the current business and economic environment in Bali and our inability to obtain a strategic partner for CW-Bali, our Board of Directors formally resolved to discontinue CW-Bali’s operations. We plan to cease the production of water in Bali and exit the Bali market at the earliest practical date, which we believe will be within six months.

Based upon this decision to discontinue CW-Bali’s operations, we estimated the future cash flows we will receive under various scenarios from the disposition of our investment in CW-Bali and assigned a probability to each scenario to determine an estimated fair value of our investment in CW-Bali. Based upon this probability-weighted sum, we recorded an impairment loss of $1.0 million for the three months ended June 30, 2017 to reduce the carrying value of our investment in CW-Bali (which includes $549,555 in cumulative translation adjustments reflected in stockholders’ equity) to its estimated fair value of approximately $832,000. We may be required to record additional losses if we are ultimately unable to sell our investment in CW-Bali or CW-Bali’s net assets for this estimated fair value.

Our net loss from CW-Bali’s discontinued operations (including the $1.0 million impairment loss discussed in the previous paragraph) was approximately ($1,143,000) for 2017, as compared to approximately ($122,000) for 2016.

FINANCIAL CONDITION

Accounts receivable decreased by approximately $2.4 million from December 31, 2016 to June 30, 2017 primarily due to a decrease in the accounts receivables for CW-Bahamas of approximately $2.2 million. We believe, based upon prior payment history, that our accounts receivable balances will be collected in full. Inventory increased by approximately $1.1 million as a result of additional inventory for Aerex for in-process projects. Construction in progress increased by approximately $1.9 million from December 31, 2016 to June 30, 2017 as a result of the refurbishment of our Bahamas operations. Billings in excess of costs and estimated earnings increased by approximately $1.3 million from December 31, 2016 to June 30, 2017 due to Aerex.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity Position

Our projected liquidity requirements for 2017 include capital expenditures for our existing operations of approximately $6.7 million, approximately $392,000 due on notes payable, dividends payable of approximately $1.2 million and approximately $4.6 million to be expended for NSC’s and AdR’s project development activities. Our liquidity requirements for 2017 may also include further quarterly dividends, if such dividends are declared by our Board of Directors. Our dividend payments amounted to approximately $4.6 million for the year ended December 31, 2016 and approximately $2.2 million for the six months ended June 30, 2017.

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

As of June 30, 2017, we had cash and cash equivalents of approximately $46.0 million and working capital of approximately $58.6 million. We are not presently aware of anything that would lead us to believe that we will not have sufficient liquidity to meet our needs.

CW-Bahamas and CW-Belize Liquidity Considerations

Transfers from our bank accounts in The Bahamas and Belize to our bank accounts in other countries require the approval of the Central Banks of The Bahamas and Belize, respectively. As of June 30, 2017, the equivalent United States dollar cash balances for our bank account deposits in The Bahamas and Belize were approximately $12.5 million and $5.7 million, respectively.

Weakness in the Belize economy and other factors have reduced the amount of U.S. dollars that Belize banks can transfer outside the country, which has limited the amount of U.S. dollars we are presently able to transfer from Belize to our other subsidiaries. We cannot presently determine when conditions in Belize will improve or when we will have an improved ability to transfer funds from CW-Belize.

Discussion of Cash Flows for the Six Months Ended June 30, 2017

Our cash and cash equivalents increased to $46.0 million as of June 30, 2017 from $39.1 million as of December 31, 2016.

Cash Flows from Operating Activities

Our operating activities provided cash of approximately $9.6 million. This net cash amount reflects net income generated for the six months of approximately $3.2 million as adjusted for (i) various items included in the determination of net income that do not affect cash flows during the year; and (ii) changes in the other components of working capital. The more significant of such items and changes in working capital components included depreciation and amortization of approximately $3.5 million, a net decrease in accounts receivable and costs and estimated earnings in excess of billings of approximately $2.0 million, an increase in accounts payable and other current liabilities and billings in excess of costs and estimated earnings of approximately $1.3 million, an increase in inventory of approximately $1.2 million and an impairment loss of $1.0 million to reduce the carrying value of our investment in CW-Bali.

Cash Flows from Investing Activities

Net cash used in our investing activities was approximately $431,000. Additions to property, plant and equipment and construction in progress was approximately $2.6 million which was partially offset by a $1.1 million distribution of earnings from OC-BVI and approximately $1.0 million collections on our loan receivable.

Cash Flows from Financing Activities

Our financing activities used approximately $2.3 million in net cash as we paid dividends of approximately $2.2 million. In February 2017, we also obtained a $392,000 note payable from Aerex’s prior sole stockholder that matures on September 30, 2017 and also repaid the original loan of $490,000 from the same stockholder in April 2017.

Material Commitments, Expenditures and Contingencies

Renewal of Retail License

We sell water through our retail operations under a license issued in July 1990 by the Cayman Islands government that grants Cayman Water the exclusive right to provide potable water to customers within its licensed service area. As discussed below, this license was set to expire in July 2010 but has since been extended while negotiations for a new license take place. Pursuant to the license, Cayman Water has the exclusive right to produce potable water and distribute it by pipeline to its licensed service area, which consists of two of the three most populated areas of Grand Cayman, the Seven Mile Beach and West Bay areas. For the three months ended June 30, 2017 and 2016, we generated approximately 40% and 41%, respectively, of our consolidated revenues and 52% and 55%, respectively, of our consolidated gross profit from the retail water operations conducted pursuant to Cayman Water’s exclusive license. For the six months ended June 30, 2017 and 2016, we generated approximately 40% and 42%, respectively, of our consolidated revenues and 54% and 55%, respectively, of our consolidated gross profit from the retail water operations conducted pursuant to Cayman Water’s exclusive license.

The license was originally scheduled to expire in July 2010, but has been extended several times by the Cayman Islands government in order to provide the parties with additional time to negotiate the terms of a new license agreement. We have been informed by the Cayman Islands government that the retail license has been extended through January 31, 2018 and we are awaiting the formal documentation for this extension.

In October 2016, the Government of the Cayman Islands passed legislation which created a new utilities regulation and competition office (“OfReg”). OfReg is an independent and accountable regulatory body with a view of protecting the rights of consumers, encouraging affordable utility services, and promoting competition. OfReg, which began operations in January 2017, has the ability to supervise, monitor and regulate multiple utility undertakings and markets. Supplemental legislation was passed by the Government of the Cayman Islands in April 2017, which transferred responsibility for economic regulation of the water utility sector from the Water Authority-Cayman (the “WAC”) to OfReg. In July 2017, we began license negotiations with OfReg for a new retail license in the Cayman Islands.

Under its present license, Cayman Water pays a royalty to the government of 7.5% of its gross retail water sales revenues (excluding energy cost adjustments). The selling prices of water sold to its customers are determined by the license and vary depending upon the type and location of the customer and the monthly volume of water purchased. The license provides for an automatic adjustment for inflation or deflation on an annual basis, subject to temporary limited exceptions, and an automatic adjustment for the cost of electricity on a monthly basis. The WAC, on behalf of the government, previously reviewed and confirmed the calculations of the price adjustments for inflation and electricity costs. On July 7, 2017, we were advised by OfReg that regulatory responsible for the water utility sector had been transferred from the WAC to OfReg effective May 22, 2017, and that effective immediately all reviews and confirmations of calculations of the price adjustments for inflation and electricity costs will be performed by OfReg. If Cayman Water wants to adjust its prices for any reason other than inflation or electricity costs, Cayman Water has to request prior approval of the Cabinet of the Cayman Islands government. Disputes regarding price adjustments would be referred to arbitration.

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

NSC and AdR Project Development

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

Through a series of transactions completed in 2012-2014, NSC purchased 20.1 hectares for approximately $20.6 million on which the proposed Project’s plant would be constructed.

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

In August 2014, the State enacted new legislation to regulate Public-Private Association projects which involve the type of long-term contract between a public-sector authority and a private party that NSC is seeking to complete the Project. Pursuant to this new legislation, on January 4, 2015, NSC submitted an expression of interest for its project to the Secretary of Infrastructure and Urban Development of the State of Baja California (“SIDUE”). SIDUE accepted NSC’s expression of interest and requested that NSC submit a detailed proposal for the Project that complies with requirements of the new legislation. NSC submitted this detailed proposal (the “APP Proposal”) to SIDUE in late March 2015. The new legislation required that such proposal be evaluated by SIDUE and submitted to the Public-Private Association Projects State Committee (the “APP Committee”) for review and authorization. If the Project was authorized the State would be required to conduct a public tender for the Project.

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

On August 17, 2016, NSC and NuWater incorporated Newco under the name Aguas de Rosarito S.A.P.I. de C.V. (“AdR”), a special purpose company, to complete the Project and executed a shareholders agreement for AdR agreeing among other things that (i) AdR would purchase the land and other Project assets from NSC on the date that the Project begins commercial operation; and (ii) AdR would enter into a Management and Technical Services Agreement with NSC effective on the first day that the Project begins commercial operation. As of June 30, 2017 and December 31, 2016, NSC owned 99.6% of AdR.

On August 22, 2016, the Public Private Partnership Agreement for public private partnership number 002/2015, contest number SIDUE-CEA-APP-2015-002 (“APP Contract”), was executed between AdR, CEA, the Government of Baja California represented by the Secretary of Planning and Finance, and the Public Utilities Commission of Tijuana (“CESPT”). The APP Contract requires AdR to design, construct, finance and operate a seawater desalination plant (and accompanying aqueducts) with a capacity of up to 100 million gallons per day in two phases: the first with a capacity of 50 million gallons per day and an aqueduct to the Mexican potable water system in Tijuana, Baja California; and the second phase with a capacity of 50 million gallons per day and an aqueduct to a second delivery point in Tijuana. The first phase must be operational within 36 months of commencing construction, and the second phase must be operational by the end of 2024. The APP Contract further requires AdR to operate and maintain the plant and aqueducts for a period of 37 years starting from the commencement of operation of the first phase. At the end of the operating period, the plant and aqueducts will be transferred to CEA.

The total Project cost for Phase 1 is expected to be approximately 9.1 billion Mexican pesos. Annual revenues from the Project for Phase 1 are expected to be approximately 1.79 billion Mexican pesos. Water rates under the APP Contract are indexed to the Mexican national consumer price index over its term. Electrical energy costs incurred by AdR to desalinate and deliver water are treated as a pass-through charge to CEA, subject to efficiency guarantees. AdR expects to raise Mexican peso denominated debt financing through a consortium led by the North American Development Bank, which also provided financial advisory services to the Consortium through the bidding process and contract negotiations.

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

As of June 30, 2017, AdR has paid approximately $349,000 for deposits on, or purchases of, rights of way for the Phase 1 aqueduct, which are included in prepaid expenses and other assets on our condensed consolidated balance sheet.

Both the exchange rate for the Mexico peso relative to the dollar and general macroeconomic conditions in Mexico have varied since the U.S. Presidential election in November 2016. These changes could adversely impact the estimated construction, operating, and financing costs for the Project. The APP Contract and the APP Law allow for the parties to negotiate (but do not guarantee) modifications to the water tariff in the event of such significant macroeconomic condition changes. On February 10, 2017, AdR submitted proposals to the CEA requesting an increase to the water tariff to compensate for changes in foreign exchange rates, lending rates and certain changes in law which have impacted the Project. If AdR is unable to obtain this requested increase in the water tariff, it may be unable to obtain the debt and equity financing required for the Project. We are currently unable to determine whether or not such water tariff increase will be approved.

If AdR is ultimately unable to proceed with the Project, the land NSC has purchased may lose its strategic importance as the site for the Project and consequently may decline in value. If AdR does not proceed with the Project, NSC may ultimately be unable to sell this land for an amount at least equal to its current carrying value of approximately $20.6 million, and any loss on sale of the land, or impairment loss NSC may be required to record as a result of a decrease in the fair value of the land could have a material adverse impact on our results of operations.

Included in our results of operations are general and administrative expenses from NSC and AdR, consisting of organizational, legal, accounting, engineering, consulting and other costs relating to Project development activities. Such expenses amounted to approximately $885,000 and $875,000 for the three months ended June 30, 2017 and 2016, respectively, and $1,605,000 and $1,642,000 for the six months ended June 30, 2017 and 2016, respectively. The assets and liabilities of NSC and AdR included in our condensed consolidated balance sheets amounted to approximately $22.6 million and $309,000, respectively, as of June 30, 2017 and approximately $22.3 million and $221,000 respectively, as of December 31, 2016.

EWG Litigation

Immediately following CW-Cooperatief’s acquisition of its initial 50% ownership in NSC, the remaining 50% ownership interest in NSC was held by an unrelated company, Norte Sur Agua, S. de R.L. de C.V. (“NSA”). NSA subsequently transferred ownership of half of its shares in NSC to EWG Water LLC (“EWG”) and the other half of its shares in NSC to Alejandro de la Vega (the “individual shareholder”). In February 2012, we paid $300,000 to enter into an agreement (the “Option Agreement”) that provided us with an option, exercisable through February 7, 2014, to purchase the shares of NSC owned by the individual shareholder for a price of $1.0 million along with an immediate power of attorney to vote those shares. Such shares constituted 25% of the ownership of NSC as of February 2012. In May 2013, NSC repaid a $5.7 million loan payable to CW-Cooperatief by issuing additional shares of its stock. As a result of this share issuance to CW-Cooperatief, we acquired 99.9% of the ownership of NSC. The Option Agreement contained an anti-dilution provision that required us to issue new shares in NSC of an amount sufficient to maintain the individual shareholder’s 25% ownership interest in NSC if (i) any new shares of NSC were issued subsequent to the execution of the Option Agreement; and (ii) we did not exercise our share purchase option by February 7, 2014. We exercised our option and paid the $1.0 million to the individual shareholder to purchase the Option Agreement shares in February 2014.

In October 2015, we learned that EWG has filed a lawsuit against the individual shareholder, NSC, NSA, CW-Cooperatief, Ricardo del Monte Nunez, Carlos Eduardo Ahumada Arruit, Luis de Angitia Becerra, and the Public Registry of Commerce of Tijuana, Baja California in the Civil Court located in Tecate, Baja California, Mexico.

In this lawsuit, EWG challenged, among other things, the capital investment transactions that increased our ownership interest in NSC to 99.9%. EWG requested that the court, as a preliminary matter: (a) suspend of the effectiveness of the challenged transactions; (b) order of public officials in Mexico to record the pendency of the lawsuit in the public records; and (c) appoint an inspector for NSA and NSC to oversee its commercial activities. The court granted, ex-parte, the preliminary relief sought by EWG, which resulted in the placement of inscriptions for the lawsuit on NSC’s public records.

EWG also sought an order directing, among other things: (i) NSA, NSC and CW-Cooperatief to refrain from carrying out any transactions with respect to the Project; and (ii) NSA, NSC and CW-Cooperatief, and the partners thereof, to refrain from transferring any interests in NSA, NSC and CW-Cooperatief.

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

Aerex

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

Adoption of new accounting standards:

In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. ASU 2015-11 applies to all inventory that is measured using first-in, first-out or average cost. The guidance requires an entity to measure inventory at the lower of cost or net realizable value. ASU 2015-11 is effective prospectively for fiscal years, and for interim periods within those years, beginning after December 15, 2016. Early application is permitted. The adoption of ASU 2015-11 did not have a material impact on our financial position, results of operations or cash flows.

In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740), Balance Sheet Classification of Deferred Taxes. ASU 2015-17 requires net deferred tax assets and liabilities be classified as noncurrent in a classified balance sheet and eliminates the classification between current and noncurrent amounts ASU No. 2015-17 is effective for financial statements issued for annual periods beginning after December 15, 2016 and interim periods within those annual periods. Early adoption is permitted. The adoption of ASU 2015-17 did not have a material impact on our financial position, results of operations or cash flows.

In March 2016, the FASB issued ASU 2016-07, Investments- Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting, which eliminates the requirement to apply the equity method of accounting retrospectively when a reporting entity obtains significant influence over a previously held investment. ASU 2016-07 will be effective for the Company’s fiscal year beginning January 1, 2017 and subsequent interim periods. The adoption of ASU 2016-07 did not have a material impact on our financial position, results of operations or cash flows.

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects related to the accounting for share-based payment transactions, including the accounting for income taxes, statutory tax withholding requirements and classification on the statement of cash flows. ASU 2016-09 is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The adoption of ASU 2016-09 did not have a material impact on our financial position, results of operations or cash flows.

Effect of newly issued but not yet effective accounting standards:

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. ASU 2014-09 requires revenue recognition to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 prescribes a five-step framework in accounting for revenues from contracts within its scope, including (a) identification of the contract, (b) identification of the performance obligations under the contract, (c) determination of the transaction price, (d) allocation of the transaction price to the identified performance obligations and (e) recognition of revenues as the identified performance obligations are satisfied. ASU 2014-09 also prescribes additional disclosures and financial statement presentations. ASU 2014-09 may be adopted retrospectively or under a modified retrospective method where the cumulative effect is recognized at the date of initial application. This amendment was originally effective January 1, 2017. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which defers the effective date by one year to January 1, 2018. Early application is permitted but not before January 1, 2017.

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

In April 2016, the FASB issued ASU 2016-10, Identifying Performance Obligations and Licensing, that amends the revenue guidance in ASU 2014-09 on identifying performance obligations and accounting for licenses of intellectual property. ASU 2016-10 changed the FASB's previous proposals on renewals of right-to-use licenses and contractual restrictions. The effective date of the standard for us will coincide with ASU 2014-09 during the first quarter 2018.

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

The effective dates of ASU 2016-08, ASU 2016-10, ASU 2016-11, ASU 2016-12 and ASU 2016-20 are the same as ASU 2015-14 discussed above. We are currently evaluating the effect the adoption of these standards will have on our consolidated financial statements and intend to elect the modified retrospective method to all active contracts on the date of initial application. This will involve applying the guidance retrospectively only to the most current period presented in the financial statements and recognizing the cumulative effect of initially applying the guidance as an adjustment to the January 1, 2018 opening balance of retained earnings at the date of initial application. The adoption of ASC 606, Revenue from Contracts with Customers, is not expected to have a material impact on our financial position, results of operations or cash flows.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which provides guidance for the recognition, measurement, presentation and disclosure of financial assets and financial liabilities. ASU 2016-01 is effective for fiscal years, and for interim periods within those years, beginning after December 15, 2017 and, for most provisions, is effective using the cumulative-effect transition approach. Early application is permitted for certain provisions. We currently are evaluating the effect the adoption of this amendment will have on our consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which provides guidance for accounting for leases. The new guidance requires companies to recognize the assets and liabilities for the rights and obligations created by leased assets. The accounting guidance for lessors will remain relatively largely unchanged. ASU 2016-02 is effective for annual and interim periods beginning after December 15, 2018. Early adoption is permitted. We currently are evaluating the effect the adoption of this amendment will have on our consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which clarifies how certain cash receipts and payments are presented in the statement of cash flows. ASU 2016-15 is effective for annual periods beginning after December 15, 2017 and early adoption is permitted. We currently are evaluating the effect the adoption of this amendment will have on our consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which removes Step 2 of the goodwill impairment test. Goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill allocated to that reporting unit. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. ASU 2017-04 should be applied on a prospective basis and is effective for annual periods beginning January 1, 2020. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We currently are evaluating the effect the adoption of this amendment will have on our consolidated financial statements.

Dividends

•	On January 31, 2017, we paid a dividend of $0.075 to shareholders of record on January 2, 2017.
•	On May 1, 2017, we paid a dividend of $0.075 to shareholders of record on April 3, 2017.
•	On May 23, 2017, our Board declared a dividend of $0.075 payable on July 31, 2017 to shareholders of record on July 3, 2017.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, with the participation of its principal executive officer and principal financial and accounting officer, the effectiveness of its disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based upon that evaluation, our principal executive officer and principal financial and accounting officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Controls

There were no changes in our internal control over financial reporting identified in connection with the evaluation of such internal control that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

EWG Litigation

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

Immediately following CW-Cooperatief’s acquisition of its initial 50% ownership in NSC, the remaining 50% ownership interest in NSC was held by an unrelated company, Norte Sur Agua, S. de R.L. de C.V. (“NSA”). NSA subsequently transferred ownership of half of its shares in NSC to EWG Water LLC (“EWG”) and the other half of its shares in NSC to Alejandro de la Vega (the “individual shareholder”). In February 2012, we paid $300,000 to enter into an agreement (the “Option Agreement”) that provided us with an option, exercisable through February 7, 2014, to purchase the shares of NSC owned by the individual shareholder for a price of $1.0 million along with an immediate power of attorney to vote those shares. Such shares constituted 25% of the ownership of NSC as of February 2012. In May 2013, NSC repaid a $5.7 million loan payable to CW-Cooperatief by issuing additional shares of its stock. As a result of this share issuance to CW-Cooperatief, we acquired 99.9% of the ownership of NSC. The Option Agreement contained an anti-dilution provision that required us to issue new shares in NSC of an amount sufficient to maintain the individual shareholder’s 25% ownership interest in NSC if (i) any new shares of NSC were issued subsequent to the execution of the Option Agreement; and (ii) we did not exercise our share purchase option by February 7, 2014. We exercised our option and paid the $1.0 million to the individual shareholder to purchase the Option Agreement shares in February 2014.

In October 2015, we learned that EWG filed a lawsuit against the individual shareholder, NSC, NSA, CW-Cooperatief, Ricardo del Monte Nunez, Carlos Eduardo Ahumada Arruit, Luis de Angitia Becerra, and the Public Registry of Commerce of Tijuana, Baja California in the Civil Court located in Tecate, Baja California, Mexico.

In this lawsuit, EWG challenged, among other things, the capital investment transactions that increased our ownership interest in NSC to 99.9%. EWG requested that the court, as a preliminary matter: (a) suspend the effectiveness of the challenged transactions; (b) order public officials in Mexico to record the pendency of the lawsuit in the public records; and (c) appoint an inspector for NSA and NSC to oversee its commercial activities. The Court granted, ex-parte, the preliminary relief sought by EWG, which resulted in the placement of inscriptions for the lawsuit on NSC’s public records.

EWG also sought an order directing, among other things: (i) NSA, NSC and CW-Cooperatief to refrain from carrying out any transactions with respect to the Project; and (ii) NSA, NSC and CW-Cooperatief, and the partners thereof, to refrain from transferring any interests in NSA, NSC and CW-Cooperatief. The Court has not yet ruled on these requests.

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

On May 17, 2016, we filed a claim with the Third District Court in Matters of Amparo and Federal Trials in the City of Tijuana, Baja California (the “Amparo Court”) challenging the Tecate, Mexico Court ex-parte order which appointed an inspector over NSC’s commercial activities. On July 29, 2016, the Amparo Court found that such appointment is unconstitutional and reversed the Tecate, Mexico Court’s appointment of an inspector.

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

In the Cayman Islands, we provide water to retail customers under a license issued in July 1990 by the Cayman Islands government that grants our subsidiary, Cayman Water, the exclusive right to provide water to retail customers within our licensed service area. Pursuant to the license, we have the exclusive right to produce potable water and distribute it by pipeline to our licensed service area, which consists of two of the three most populated areas of Grand Cayman, the Seven Mile Beach and West Bay areas. For the three months ended June 30, 2017 and 2016, we generated approximately 40% and 41%, respectively, of our consolidated revenues and 52% and 55%, respectively, of our consolidated gross profit from the retail water operations conducted pursuant to Cayman Water’s exclusive license. For the six months ended June 30, 2017 and 2016, we generated approximately 40% and 42%, respectively, of our consolidated revenues and 54% and 55%, respectively, of our consolidated gross profit from the retail water operations conducted pursuant to Cayman Water’s exclusive license.

The license was originally scheduled to expire in July 2010 but has been extended several times by the Cayman Islands government in order to provide the parties with additional time to negotiate the terms of a new license agreement. We have been informed by the Cayman Islands government that the retail license has been extended through January 31, 2018 and we are awaiting the formal documentation for this extension.

In October 2016, the Government of the Cayman Islands passed legislation which created a new utilities regulation and competition office (“OfReg”). OfReg is an independent and accountable regulatory body with a view of protecting the rights of consumers, encouraging affordable utility services, and promoting competition. OfReg, which began operations in January 2017, has the ability to supervise, monitor and regulate multiple utility undertakings and markets. Supplemental legislation was passed by the Government of the Cayman Islands in April 2017, which transferred responsibility for economic regulation of the water utility sector from the Water Authority-Cayman to OfReg. In July 2017, we began license negotiations with OfReg for a new retail license in the Cayman Islands.

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

We have paid $21.0 million for land, right of ways and equipment and incurred development expenses of approximately $21.9 million to date for a possible project in Mexico. We expect to expend significant additional funds in 2017 to continue to pursue this project. However, we may not be successful in completing this project.

We own a 99.9% interest in N.S.C. Agua, S.A. de C.V. (“NSC”), a development stage Mexico company formed to pursue a project encompassing the construction, operation and minority ownership of a 100 million gallon per day seawater reverse osmosis desalination plant to be located in northern Baja California, Mexico and an accompanying pipeline to deliver water to the Mexican potable water system (the “Project”). As of June 30, 2017, our condensed consolidated balance sheet includes purchases for the Project of approximately $21.0 million for land, right of ways and equipment. The project development activities we have conducted, which include conducting an equipment piloting plant and water data collection program at the proposed feed water source, completing various engineering studies and obtaining various governmental permits, have resulted in additional developmental expenses totaling $21.9 million from 2010 through June 30, 2017.

In August 2014, the State of Baja California (the “State”) enacted new legislation to regulate Public-Private Association projects which involve the type of long-term contract between a public-sector authority and a private party that NSC is seeking to complete the Project. Pursuant to this new legislation, in January 2015, NSC submitted an expression of interest for its project to the Secretary of Infrastructure and Urban Development of the State of Baja California (“SIDUE”). SIDUE accepted NSC’s expression of interest and requested that NSC submit a detailed proposal for the Project that complied with requirements of the new legislation. NSC submitted this detailed proposal (the “APP Proposal”) to SIDUE in late March 2015. The new legislation required that such proposal be evaluated by SIDUE and submitted to the Public-Private Association Projects State Committee (the “APP Committee”) for review and authorization. If the Project was authorized the State would be required to conduct a public tender for the Project.

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

On August 17, 2016, NSC and NuWater incorporated Newco under the name Aguas de Rosarito S.A.P.I. de C.V. (“AdR”), a special purpose company, to complete the Project and executed a shareholders agreement agreeing among other things that: (i) AdR would purchase the land and other Project assets from NSC on the date that the Project begins commercial operation; and (ii) AdR would enter into a Management and Technical Services Agreement with NSC effective on the first day that the Project begins commercial operation. As of December 31, 2016, NSC owned 99.6% of AdR.

On August 22, 2016, the Public Private Partnership Agreement for public private partnership number 002/2015, contest number SIDUE-CEA-APP-2015-002 (“APP Contract”), was executed between AdR, the State Water Commission of Baja California (“CEA”), the Government of Baja California represented by the Secretary of Planning and Finance, and the Public Utilities Commission of Tijuana (“CESPT”). The APP Contract requires AdR to design, construct, finance and operate a seawater desalination plant (and accompanying aqueducts) with a capacity of up to 100 million gallons per day in two phases: the first with a capacity of 50 million gallons per day and an aqueduct to the Mexican potable water system in Tijuana, Baja California; and the second phase with a capacity of 50 million gallons per day and an aqueduct to a second delivery point in Tijuana. The first phase must be operational within 36 months of commencing construction, and the second phase must be operational by the end of 2024. The APP Contract further requires AdR to operate and maintain the plant and aqueducts for a period of 37 years starting from the commencement of operation of the first phase. At the end of the operating period, the plant and aqueducts will be transferred to CEA.

The total Project cost for Phase 1 is expected to be approximately 9.1 billion Mexican pesos. Annual revenues from the Project for Phase 1 are expected to be approximately 1.79 billion Mexican pesos. Water rates under the APP Contract are indexed to the Mexican national consumer price index over its term. Electrical energy costs incurred by AdR to desalinate and deliver water are treated as a pass-through charge to CEA, subject to efficiency guarantees. AdR expects to raise Mexican peso denominated debt financing through a consortium led by the North American Development Bank, which also provided financial advisory services to the Consortium through the bidding process and contract negotiations.

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

As of June 30, 2017, AdR has paid approximately $349,000 for deposits on, or purchases of, rights of way for the Phase 1 aqueduct, which are included in prepaid expenses and other assets on our condensed consolidated balance sheet.

Both the exchange rate for the Mexico peso relative to the dollar and general macroeconomic conditions in Mexico have varied since the U.S. Presidential election in November 2016. These changes could adversely impact the estimated construction, operating, and financing costs for the Project. The APP Contract and the APP Law allow for the parties to negotiate (but do not guarantee) modifications to the water tariff in the event of such significant macroeconomic condition changes. In February 2017, AdR submitted proposals to the CEA requesting an increase to the water tariff to compensate for changes in foreign exchange rates, lending rates and certain changes in law which have impacted the Project. If AdR is unable to obtain this requested increase in the water tariff, it may be unable to obtain the debt and equity financing required for the Project. We are currently unable to determine whether or not such water tariff increase will be approved.

If AdR is ultimately unable to proceed with the Project, the land NSC has purchased may lose its strategic importance as the site for the Project and consequently may decline in value. If AdR does not proceed with the Project, NSC may ultimately be unable to sell this land for an amount at least equal to its current carrying value of approximately $20.6 million, and any loss on sale of the land, or impairment loss NSC may be required to record as a result of a decrease in the fair value of the land could have a material adverse impact on our results of operations.

EWG Water LLC (“EWG”), a minority shareholder in NSC, has filed a lawsuit against NSC, CW-Cooperatief, the Public Registry of Commerce of Tijuana, Baja California, and other parties in the Civil Court located in Tecate, Baja California, Mexico.

In this lawsuit, EWG challenged, among other things, the capital investment transactions that increased our ownership interest in NSC to 99.9%. EWG requested that the court, as a preliminary matter: (a) suspend the effectiveness of the challenged transactions; (b) order public officials in Mexico to record the pendency of the lawsuit in the public records; and (c) appoint an inspector for NSC to oversee its commercial activities. The court granted, ex-parte, the preliminary relief sought by EWG, which resulted in the placement of inscriptions for the lawsuit on NSC’s public records.

EWG also sought an order directing, among other things: (i) NSA, NSC and CW-Cooperatief to refrain from carrying out any transactions with respect to the Project; and (ii) NSA, NSC and CW-Cooperatief, and the partners thereof, to refrain from transferring any interests in NSA, NSC and CW-Cooperatief.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In June 2017, we issued 9,441 shares of preferred stock to 89 employees for services rendered. The issuance of the preferred stock to 76 of the employees was exempt from registration under Regulation S promulgated under the Securities Act of 1933 as amended (the “Securities Act”), because the shares were issued outside of the United States to non-US persons (as defined in Regulation S). Thirteen of the employees are US persons and the issuance of the shares to them was exempt under Section 4(a)(2) of the Securities Act.

In June 2017, we also issued 789 shares of preferred stock to five employees for cash at a price of $8.35 per share. The issuance of the preferred stock to the employees was exempt from registration under Regulation S promulgated under the Securities Act because the shares were issued outside of the United States to non-US persons.

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

Date: August 9, 2017

