Form 10-Q
period 2017-09-30
Consolidated Water Co. Ltd.
filed 2017-11-09
CIK 928340

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

As of November 3, 2017, 14,901,711 shares of the registrant’s common stock, with US$0.60 par value, were outstanding.

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED WATER CO. LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2017	2016
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$46,976,764	$39,254,116
Accounts receivable, net	13,007,883	16,500,798
Inventory	2,291,082	2,305,879
Prepaid expenses and other current assets	2,430,570	1,096,200
Current portion of loans receivable	1,377,956	1,633,588
Costs and estimated earnings in excess of billings	1,673,460	85,211
Total current assets	67,757,715	60,875,792
Property, plant and equipment, net	50,759,258	53,084,105
Construction in progress	1,433,341	885,494
Inventory, non-current	4,408,321	4,606,088
Loans receivable	1,093,641	2,135,428
Investment in OC-BVI	3,124,910	4,086,630
Intangible assets, net	4,116,982	5,195,476
Goodwill	9,784,248	9,784,248
Land held for development	20,558,424	20,558,424
Other assets	2,803,617	2,392,843
Total assets	$165,840,457	$163,604,528

LIABILITIES AND EQUITY
Current liabilities
Accounts payable and other current liabilities	$5,332,446	$4,898,908
Dividends payable	1,189,924	1,187,214
Note payable to related party	392,000	490,000
Billings in excess of costs and estimated earnings	294,156	102,966
Total current liabilities	7,208,526	6,679,088
Deferred tax liability	1,502,649	1,915,241
Other liabilities	1,160,307	904,827
Total liabilities	9,871,482	9,499,156
Commitments and contingencies
Equity
Consolidated Water Co. Ltd. stockholders' equity
Redeemable preferred stock, $0.60 par value. Authorized 200,000 shares; issued and outstanding 33,974 and 35,225 shares, respectively	20,384	21,135
Class A common stock, $0.60 par value. Authorized 24,655,000 shares; issued and outstanding 14,901,711 and 14,871,664 shares, respectively	8,941,027	8,922,998
Class B common stock, $0.60 par value. Authorized 145,000 shares; none issued	-	-
Additional paid-in capital	86,106,647	85,621,033
Retained earnings	52,648,399	51,589,337
Cumulative translation adjustment	(549,555)	(549,555)
Total Consolidated Water Co. Ltd. stockholders' equity	147,166,902	145,604,948
Non-controlling interests	8,802,073	8,500,424
Total equity	155,968,975	154,105,372
Total liabilities and equity	$165,840,457	$163,604,528

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONSOLIDATED WATER CO. LTD.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Retail revenues	$5,570,654	$5,447,200	$18,111,274	$17,710,271
Bulk revenues	7,881,464	7,429,732	23,615,787	22,136,086
Services revenues	111,302	125,929	360,758	710,576
Manufacturing revenues	3,008,783	1,382,492	5,444,678	3,261,827
Total revenues	16,572,203	14,385,353	47,532,497	43,818,760

Cost of retail revenues	2,488,441	2,464,841	7,895,617	7,779,831
Cost of bulk revenues	5,582,401	4,922,162	15,750,402	14,345,747
Cost of services revenues	114,667	168,577	320,586	638,389
Cost of manufacturing revenues	2,078,888	910,450	3,967,945	2,366,060
Total cost of revenues	10,264,397	8,466,030	27,934,550	25,130,027
Gross profit	6,307,806	5,919,323	19,597,947	18,688,733
General and administrative expenses	4,896,323	4,528,679	14,695,184	13,925,439
Impairment loss on long-lived assets	578,480	2,000,000	1,578,480	2,000,000
Impairment of goodwill	-	1,750,000	-	1,750,000
Income (loss) from operations	833,003	(2,359,356)	3,324,283	1,013,294

Other income (expense):
Interest income	70,741	137,806	301,813	514,532
Interest expense	(1,016)	(1,246)	(11,178)	(95,615)
Profit sharing income from OC-BVI	36,450	38,475	46,575	87,075
Equity in the earnings of OC-BVI	138,913	101,301	127,955	232,523
Impairment loss on investment in OC-BVI	-	(875,000)	-	(925,000)
Net unrealized gain (loss) on put/call options	171,000	(275,000)	323,000	(275,000)
Other	31,206	110,968	83,791	507,183
Other income (expense), net	447,294	(762,696)	871,956	45,698
Income (loss) before income taxes	1,280,297	(3,122,052)	4,196,239	1,058,992
Provision for (benefit from) income taxes	(136,447)	(146,198)	(412,592)	(389,860)
Net income (loss)	1,416,744	(2,975,854)	4,608,831	1,448,852
Income (loss) attributable to non-controlling interests	255,605	(1,110,522)	191,916	(944,790)
Net income (loss) attributable to Consolidated Water Co. Ltd. stockholders	$1,161,139	$(1,865,332)	$4,416,915	$2,393,642

Basic earnings per common share attributable to Consolidated Water Co. Ltd. common stockholders	$0.08	$(0.13)	$0.30	$0.16

Diluted earnings per common share attributable to Consolidated Water Co. Ltd. common stockholders	$0.08	$(0.13)	$0.29	$0.16

Dividends declared per common share	$0.075	$0.075	$0.225	$0.225

Weighted average number of common shares used in the determination of:
Basic earnings per share	14,898,246	14,815,248	14,886,738	14,803,216
Diluted earnings per share	15,072,142	14,852,967	15,054,343	14,940,635

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONSOLIDATED WATER CO. LTD.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income (loss)	$1,416,744	$(2,975,854)	$4,608,831	$1,448,852

Other comprehensive income (loss)
Foreign currency translation adjustment	-	(11,208)	-	(17,042)
Total other comprehensive loss	-	(11,208)	-	(17,042)
Comprehensive income (loss)	1,416,744	(2,987,062)	4,608,831	1,431,810
Income (loss) attributable to non-controlling interests	255,605	(1,111,082)	191,916	(945,642)
Comprehensive income (loss) attributable to Consolidated Water Co. Ltd. stockholders	$1,161,139	$(1,875,980)	$4,416,915	$2,377,452

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONSOLIDATED WATER CO. LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2017	2016
Net cash provided by operating activities	$11,727,551	$4,516,088

Cash flows from investing activities
Maturity of certificate of deposit	-	5,637,538
Additions to property, plant and equipment and construction in progress	(3,016,713)	(2,569,066)
Proceeds from sale of equipment	18,827	547,332
Distribution of earnings from OC-BVI	1,136,250	-
Acquisition of Aerex, net of cash acquired	-	(7,742,853)
Collections on loans receivable	1,297,419	1,370,142
Release of restricted cash balance	-	398,744
Net cash used in investing activities	(564,217)	(2,358,163)

Cash flows from financing activities
Dividends paid to common shareholders	(3,346,477)	(3,322,793)
Dividends paid to non-controlling interests	-	(182,663)
Dividends paid to preferred shareholders	(8,665)	(9,151)
Issuance (repurchase) of redeemable preferred stock	12,456	(9,599)
Proceeds received from exercise of stock options	-	174,853
Issuance (repayment) of note payable to related party	(490,000)	490,000
Issuance of note payable to related party	392,000	-
Repayments of demand loan payable	-	(7,000,000)
Net cash used in financing activities	(3,440,686)	(9,859,353)
Effect of exchange rate changes on cash	-	806
Net increase (decrease) in cash and cash equivalents	7,722,648	(7,700,622)
Cash and cash equivalents at beginning of period	39,254,116	44,792,734
Cash and cash equivalents at end of period	$46,976,764	$37,092,112

Interest paid in cash	$7,062	$67,689

Non-cash investing and financing activities
Issuance of 9,441 and 8,421, respectively, shares of redeemable preferred stock for services rendered	$118,485	$111,410
Issuance of 17,833, and 9,964, respectively, shares of common stock for services rendered	$203,551	$106,415
Conversion (on a one-to-one basis) of 12,214 and 11,558, respectively, shares of redeemable preferred stock to common stock	$7,328	$6,935
Dividends declared but not paid	$1,120,176	$1,114,083
Transfers from inventory to property, plant and equipment and construction in progress	$228,549	$134,362
Transfers from construction in progress to property, plant and equipment	$2,109,960	$1,787,580

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

Foreign currency: The Company’s reporting currency is the United States dollar (“US$”). The functional currency of the Company and its foreign operating subsidiaries (other than NSC, AdR, CW-Bali, and CW-Cooperatief) is the currency for each respective country. The functional currency for NSC, AdR, CW-Bali and CW-Cooperatief is the US$. The exchange rates for the Cayman Islands dollar, the Belize dollar and the Bahamian dollar are fixed to the US$. CW-Cooperatief conducts business in US$ and euros, CW-Bali conducts business in US$ and Indonesian rupiahs, and NSC and AdR conduct business in US$ and Mexican pesos. The exchange rates for conversion of euros, rupiahs and Mexican pesos into US$ vary based upon market conditions. Net foreign currency gains (losses) arising from transactions and re-measurements were ($5,612) and $1,734 for the three months ended September 30, 2017 and 2016, respectively, and $164,339 and ($92,030) for the nine months ended September 30, 2017 and 2016, respectively, and are included in “Other income (expense) - Other” in the accompanying condensed consolidated statements of income.

Comprehensive income: Comprehensive income (loss) is defined as the change in equity during a period from transactions and other events from non-owner sources. Comprehensive income (loss) is the total of net income and other comprehensive income (loss) which, for the Company, is comprised entirely of foreign currency translation adjustments related to CW-Bali.

Cash and cash equivalents: Cash and cash equivalents consist of demand deposits at banks and highly liquid deposits at banks with an original maturity of three months or less. Cash and cash equivalents as of September 30, 2017 and December 31, 2016 include a certificate of deposit with an original maturity of three months or less.

Transfers from the Company’s Bahamas and Belize bank accounts to Company bank accounts in other countries require the approval of the Central Bank of The Bahamas and Belize, respectively. As of September 30, 2017, the equivalent United States dollar cash balances for deposits held in The Bahamas and Belize were approximately $13.3 million and $6.0 million, respectively.

Comparative amounts: Certain amounts reported in the financial statements issued in prior periods have been reclassified herein to conform to the current period’s presentation. These reclassifications had no effect on consolidated net income.

3. CW-Bali

Through its subsidiary CW-Bali, the Company built a seawater reverse osmosis plant with a production capacity of approximately 790,000 gallons per day located in Nusa Dua, one of the primary tourist areas of Bali, Indonesia. The Company built this plant based upon its belief that future water shortages in this area of Bali would eventually enable it to sell all of this plant’s production. Since inception of CW-Bali’s operations in 2013, the sales volumes for its plant have not been sufficient to cover its operating costs and CW-Bali has incurred net losses. The Company’s net losses from CW-Bali for its two most recent fiscal years ended December 31, 2016 and 2015, were approximately ($2.5 million) and ($861,000), respectively. The results of CW-Bali were included in the retail segment for segment reporting purposes.

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

On May 23, 2017, after considering CW-Bali’s historical and projected operating losses, its on-going funding requirements, the current business and economic environment in Bali and the Company’s inability to obtain a strategic partner for CW-Bali, the Company’s Board of Directors formally resolved to discontinue CW-Bali’s operations. The Company planned to cease the production of water in Bali, sell its stock in CW-Bali or CW-Bali’s net assets, and exit the Bali market at the earliest practical date, which the Company initially believed would be no later than March 31, 2018. Based upon the information available as of the date of the filing of the Company’s interim financial statements for the quarter ended June 30, 2017, the Company accounted for CW-Bali as a discontinued operation in its consolidated financial statements for the three and six months ended June 30, 2017.

However, in October 2017, CW-Bali’s sole remaining customer filed a lawsuit in Bali, Indonesia against CW-Bali, its President, and the Company’s Chief Financial Officer in his capacity as the President of CW-Bali’s Board of Commissioners (i.e. Directors) seeking compensatory damages of 57.1 billion rupiahs and punitive damages of 26 billion rupiahs as a result of the anticipated breach of this customer’s water supply agreement that will arise from CW-Bali’s planned cessation of operations. Such damages were equivalent to approximately $4.2 million and $1.9 million, respectively, as of the exchange rate on November 8, 2017. Management of the Company believes this lawsuit is without merit and will vigorously defend CW-Bali and the two other defendants. However, until this lawsuit is resolved the Company is legally prohibited from disposing of its investment in CW-Bali or any of CW-Bali’s assets. As a result of the uncertainties arising from this lawsuit, CW-Bali no longer meets the criteria for classification as a discontinued operation as the Company cannot conclude if or when a sale or disposition of CW-Bali’s assets could be considered probable.

Based upon the decision to cease CW-Bali’s operations, for the six months ended June 30, 2017 the Company estimated the future cash flows the Company would receive under various scenarios from the disposition of its investment in CW-Bali and assigned a probability to each scenario to determine an estimated fair value of its investment in CW-Bali. Based upon these probability-weighted sums, the Company recorded an impairment loss of approximately $1,000,000 for the six months ended June 30, 2017 to reduce the carrying value of its investment in CW-Bali (which includes $549,555 in cumulative translation adjustments reflected in stockholders’ equity) to its estimated fair value. During the three months ended September 30, 2017 the Company updated its estimated fair value projections for CW-Bali in light of the lawsuit filed in October 2017 and recorded an additional impairment loss of $578,480 to reduce the carrying value of its investment in Bali to its estimated fair value of approximately $378,000 as of September 30, 2017.

Summarized financial information for CW-Bali as of September 30, 2017 and for the three months and nine months ended September 30, 2017 and 2016 is as follows:

	September 30,	December 31,
	2017	2016
	(Unaudited)
Current assets	$266,342	$480,979
Property, plant and equipment, net	154,501	612,568
Inventory, non-current	-	47,272
Other assets	-	112,324
Total assets	$420,843	$1,253,143

Current liabilities	$43,214	$58,521
Allowance for cumulative translation adjustment (included in Other liabilities in the condensed consolidated balance sheets)	578,480	-
Total liabilities	$621,694	$58,521

	Three Months ended September 30,		Nine Months ended September 30,
	2017	2016	2017	2016
Revenues	$55,222	$24,349	$117,443	$70,760
Loss from operations	$(8,446)	$(133,582)	$(158,869)	$(437,525)
Impairment loss	$(578,480)	$(2,000,000)	$(1,578,480)	$(2,000,000)
Net loss	$(569,356)	$(1,998,349)	$(1,712,663)	$(2,120,015)
Depreciation	$-	$75,810	$47,165	$227,353

4. Segment information

The Company has four reportable segments: retail, bulk, services and manufacturing. The retail segment consists of Cayman Water which owns and operates the water utility that provides potable water to the Seven Mile Beach and West Bay areas of Grand Cayman Island pursuant to an exclusive license granted by the Cayman Islands government and CW-Bali which sells water to resort properties in Bali, Indonesia. The bulk segment supplies potable water to government utilities in Grand Cayman, The Bahamas and Belize under long-term contracts. The services segment provides desalination plant management and operating services to affiliated companies and designs, constructs and sells desalination plants to third parties. The manufacturing segment manufactures and services a wide range of water-related products and provides design, engineering, management, operating and other services applicable to commercial, municipal and industrial water production, supply and treatment.

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

	Three Months Ended September 30, 2017
	Retail	Bulk	Services	Manufacturing	Total
Revenues	$5,570,654	$7,881,464	$111,302	$3,008,783	$16,572,203
Cost of revenues	2,488,441	5,582,401	114,667	2,078,888	10,264,397
Gross profit (loss)	3,082,213	2,299,063	(3,365)	929,895	6,307,806
General and administrative expenses	3,070,681	315,374	863,646	646,622	4,896,323
Impairment loss on long-lived assets	578,480	-	-	-	578,480
Income (loss) from operations	$(566,948)	$1,983,689	$(867,011)	$283,273	833,003
Other income, net					447,294
Income before income taxes					1,280,297
Provision for (benefit from) income taxes					(136,447)
Net income					1,416,744
Income from attributable to non-controlling interests					255,605
Net income attributable to Consolidated Water Co. Ltd. stockholders					$1,161,139

Depreciation and amortization expenses for the three months ended September 30, 2017 for the retail, bulk, services and manufacturing segments were $491,771, $1,274,471, $7,638, and $398,368 respectively.

	Three Months Ended September 30, 2016
	Retail	Bulk	Services	Manufacturing	Total
Revenues	$5,447,200	$7,429,732	$125,929	$1,382,492	$14,385,353
Cost of revenues	2,464,841	4,922,162	168,577	910,450	8,466,030
Gross profit (loss)	2,982,359	2,507,570	(42,648)	472,042	5,919,323
General and administrative expenses	2,811,262	425,000	643,660	648,757	4,528,679
Impairment loss on long-lived assets	2,000,000	-	-	-	2,000,000
Impairment of goodwill	-	-	-	1,750,000	1,750,000
Income (loss) from operations	$(1,828,903)	$2,082,570	$(686,308)	$(1,926,715)	(2,359,356)
Other expense, net					(762,696)
Loss before income taxes					(3,122,052)
Provision for (benefit from) income taxes					(146,198)
Net loss					(2,975,854)
Loss attributable to non-controlling interests					(1,110,522)
Net loss attributable to Consolidated Water Co. Ltd. stockholders					$(1,865,332)

Depreciation and amortization expenses for the three months ended September 30, 2016 for the retail, bulk, services and manufacturing segments were $567,833, $811,741, $29,037 and $422,230 respectively.

	Nine Months Ended September 30, 2017
	Retail	Bulk	Services	Manufacturing	Total
Revenues	$18,111,274	$23,615,787	$360,758	$5,444,678	$47,532,497
Cost of revenues	7,895,617	15,750,402	320,586	3,967,945	27,934,550
Gross profit	10,215,657	7,865,385	40,172	1,476,733	19,597,947
General and administrative expenses	9,288,941	940,105	2,498,766	1,967,372	14,695,184
Impairment loss on long-lived assets	1,578,480	-	-	-	1,578,480
Income (loss) from operations	$(651,764)	$6,925,280	$(2,458,594)	$(490,639)	3,324,283
Other income (expense), net					871,956
Income before income taxes					4,196,239
Provision for (benefit from) income taxes					(412,592)
Net income					4,608,831
Income from attributable to non-controlling interests					191,916
Net income attributable to Consolidated Water Co. Ltd. stockholders					$4,416,915

Depreciation and amortization expenses for the nine months ended September 30, 2017 for the retail, bulk, services and manufacturing segments were $1,514,069, $2,928,287, $37,295, and $1,204,313 respectively.

	Nine Months Ended September 30, 2016
	Retail	Bulk	Services	Manufacturing	Total
Revenues	$17,710,271	$22,136,086	$710,576	$3,261,827	$43,818,760
Cost of revenues	7,779,831	14,345,747	638,389	2,366,060	25,130,027
Gross profit	9,930,440	7,790,339	72,187	895,767	18,688,733
General and administrative expenses	8,588,529	1,302,884	2,363,392	1,670,634	13,925,439
Impairment loss on long-lived assets	2,000,000	-	-	-	2,000,000
Impairment of goodwill	-	-	-	1,750,000	1,750,000
Income (loss) from operations	$(658,089)	$6,487,455	$(2,291,205)	$(2,524,867)	1,013,294
Other income (expense), net					45,698
Income before income taxes					1,058,992
Provision for (benefit from) income taxes					(389,860)
Net income					1,448,852
Loss attributable to non-controlling interests					(944,790)
Net income attributable to Consolidated Water Co. Ltd. stockholders					$2,393,642

Depreciation and amortization expenses for the nine months ended September 30, 2016 for the retail, bulk, services and manufacturing segments were $1,714,928, $2,480,314, $87,113 and $1,126,169 respectively.

	As of September 30, 2017
	Retail	Bulk	Services	Manufacturing	Total
Accounts receivable, net	$1,855,483	$9,457,940	$1,343,756	$350,704	$13,007,883
Property plant and equipment, net	$23,466,107	$25,311,839	$96,698	$1,884,614	$50,759,258
Construction in progress	$195,508	$1,226,677	$3,256	$7,900	$1,433,341
Intangibles, net	$-	$550,315	$-	$3,566,667	$4,116,982
Goodwill	$1,170,511	$2,328,526	$-	$6,285,211	$9,784,248
Land held for development	$-	$-	$20,558,424	$-	$20,558,424
Total segment assets	$54,650,263	$72,474,419	$24,197,958	$14,517,817	$165,840,457

	As of December 31, 2016
	Retail	Bulk	Services	Manufacturing	Total
Accounts receivable, net	$2,646,628	$12,692,714	$629,930	$531,526	$16,500,798
Property plant and equipment, net	$24,890,031	$26,124,724	$91,030	$1,978,320	$53,084,105
Construction in progress	$134,392	$743,296	$-	$7,806	$885,494
Intangibles, net	$-	$599,960	$15,516	$4,580,000	$5,195,476
Goodwill	$1,170,511	$2,328,526	$-	$6,285,211	$9,784,248
Land held for development	$-	$-	$20,558,424	$-	$20,558,424
Total segment assets	$54,303,011	$68,663,628	$25,558,495	$15,079,394	$163,604,528

5. Earnings per share

Earnings per share (“EPS”) is computed on a basic and diluted basis. Basic EPS is computed by dividing net income (less preferred stock dividends) available to common stockholders by the weighted average number of common shares outstanding during the period. The computation of diluted EPS assumes the issuance of common shares for all potential common shares outstanding during the reporting period and, if dilutive, the effect of stock options as computed under the treasury stock method.

The following summarizes information related to the computation of basic and diluted EPS:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income (loss) attributable to Consolidated Water Co. Ltd. stockholders	$1,161,139	$(1,865,332)	$4,416,915	$2,393,642
Less: preferred stock dividends	(2,548)	(2,680)	(8,571)	(8,921)
Net income (loss) available to common shares in the determination of basic earnings per common share	$1,158,591	$(1,868,012)	$4,408,344	$2,384,721

Weighted average number of common shares in the determination of basic earnings per common share attributable to Consolidated Water Co. Ltd. common stockholders	14,898,246	14,815,248	14,886,738	14,803,216
Plus:
Weighted average number of preferred shares outstanding during the period	45,087	37,719	39,035	38,516
Potential dilutive effect of unexercised options and unvested stock grants	128,809	-	128,570	98,903
Weighted average number of shares used for determining diluted earnings per common share attributable to Consolidated Water Co. Ltd. common stockholders	15,072,142	14,852,967	15,054,343	14,940,635

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

The Company’s equity investment in OC-BVI amounted to $3,124,910 and $4,086,630 as of September 30, 2017 and December 31, 2016, respectively.

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

Summarized financial information for OC-BVI is as follows:

	September 30,	December 31,
	2017	2016
Current assets	$4,115,006	$5,627,414
Non-current assets	3,747,753	3,963,242
Total assets	$7,862,759	$9,590,656

	September 30,	December 31,
	2017	2016
Current liabilities	$553,252	$197,673
Non-current liabilities	1,340,550	1,854,900
Total liabilities	$1,893,802	$2,052,573

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues	$578,635	$965,169	$2,071,387	$2,850,242
Cost of revenues	408,557	540,522	1,410,106	1,537,860
Gross profit	170,078	424,647	661,281	1,312,382
General and administrative expenses	192,492	231,750	680,349	714,483
Income (loss) from operations	(22,414)	192,897	(19,068)	597,899
Other income (expense), net	351,474	62,165	362,442	(15,598)
Net income	329,060	255,062	343,374	582,301
Income attributable to non-controlling interests	9,943	22,346	49,429	48,133
Net income attributable to controlling interests	$319,117	$232,716	$293,945	$534,168

A reconciliation of the beginning and ending balances for the investment in OC-BVI for the nine months ended September 30, 2017 is as follows:

Balance as of December 31, 2016	$4,086,630
Profit sharing and equity from earnings of OC-BVI	174,530
Distributions received from OC-BVI	(1,136,250)
Balance as of September 30, 2017	$3,124,910

The Company recognized $138,913 and $101,301 for the three months ended September 30, 2017 and 2016, respectively, and $127,955 and $232,523 for the nine months ended September 30, 2017 and 2016, respectively, in earnings (losses) from its equity investment in OC-BVI. The Company recognized $36,450 and $38,475 for the three months ended September 30, 2017 and 2016, respectively, and $46,575 and $87,075 for the nine months ended September 30, 2017 and 2016, respectively, in profit sharing income from its profit sharing agreement with OC-BVI.

For the three months ended September 30, 2017 and 2016, the Company recognized approximately $111,302 and $125,930, respectively, in revenues from its management services agreement with OC-BVI. For the nine months ended September 30, 2017 and 2016, the Company recognized approximately $360,758 and $390,280, respectively, in revenues from its management services agreement with OC-BVI. Amounts receivable by OC-BVI from the Company were $20,295 and $0 as of September 30, 2017 and December 31, 2016, respectively. Amounts payable by OC-BVI to the Company were $287,635 and $54,559 as of September 30, 2017 and December 31, 2016, respectively. The Company's deferred revenues from OC-BVI, included in other current liabilities in the accompanying condensed consolidated balance sheets, were $301,373 and $0 as of September 30, 2017 and December 31, 2016, respectively. The Company’s remaining unamortized balance recorded for this management services agreement, which is reflected as an intangible asset on the Company’s condensed consolidated balance sheets, was $0 and $15,516 as of September 30, 2017 and December 31, 2016, respectively.

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

After updating its probability-weighted estimates of OC-BVI’s future cash flows and its resulting estimate of the fair value of its investment in OC-BVI, the Company recorded impairment losses of approximately $875,000 and $925,000 for the three and nine months ended September 30, 2016, respectively, to reduce the carrying value of its investment in OC-BVI.

As a result of the extension of the Bar Bay agreement, no impairment losses were necessary in 2017 for the Company’s investment in OC-BVI. As of September 30, 2017, the amount of the Company’s proportionate share (43.53%) of OC-BVI’s net assets exceeded the carrying value of the Company’s investment in OC-BVI by approximately $30,000.

7. NSC and AdR Project Development

In May 2010, the Company acquired, through its wholly-owned Netherlands subsidiary, CW-Cooperatief, a 50% interest in NSC, a development stage Mexican company. The Company has since purchased, through the conversion of a loan it made to NSC, sufficient shares to raise its ownership interest in NSC to 99.99%. NSC was formed to pursue a project (the “Project”) that originally encompassed the construction, operation and minority ownership of a 100 million gallon per day seawater reverse osmosis desalination plant to be located in northern Baja California, Mexico and accompanying pipelines to deliver water to the Mexican potable water system. As discussed in paragraphs that follow, during 2015 the scope of the Project was defined by the State of Baja California (the “State”) to consist of a first phase consisting of a 50 million gallon per day plant and a pipeline that connects to the Mexican potable water infrastructure and a second phase consisting of an additional 50 million gallons of production capacity.

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

In response to its APP Proposal, in September 2015 NSC received a letter dated June 30, 2015 from the Director General of the Comisión Estatal del Agua de Baja California (“CEA”), the State agency with responsibility for the Project, stating that (i) the Project is in the public interest with high social benefits and is consistent with the objectives of the State development plan; and (ii) that the Project should proceed, and the required public tender should be conducted. In November 2015, the State officially commenced the tender for the Project, the scope of which the State defined as a first phase to be operational in 2019 consisting of a 50 million gallon per day plant and a pipeline that connects to the Mexican potable water infrastructure and a second phase to be operational in 2024 consisting of an additional 50 million gallons per day of production capacity. A consortium comprised of NSC, NuWater S.A.P.I. de C.V. and Degremont S.A. de C.V. (the “Consortium”) submitted its tender for the Project on the April 21, 2016 tender submission deadline date set by the State.

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

On August 17, 2016, NSC and NuWater incorporated Newco under the name Aguas de Rosarito S.A.P.I. de C.V. (“AdR”), a special project company, to complete the Project and executed a shareholders agreement for AdR agreeing among other things that (i) AdR would purchase the land and other Project assets from NSC on the date that the Project begins commercial operations and (ii) AdR would enter into a Management and Technical Services Agreement with NSC effective on the first day that the Project begins commercial operations. As of September 30, 2017 and December 31, 2016, NSC owned 99.6% of AdR.

On August 22, 2016, the Public Private Partnership Agreement for public private partnership number 002/2015, contest number SIDUE-CEA-APP-2015-002 (“APP Contract”), was executed between AdR, CEA, the Government of Baja California represented by the Secretary of Planning and Finance and the Public Utilities Commission of Tijuana (“CESPT”). The APP Contract requires AdR to design, construct, finance and operate a seawater desalination plant (and accompanying aqueducts) with a capacity of up to 100 million gallons per day in two phases: the first with a capacity of 50 million gallons per day and an aqueduct to the Mexican potable water system in Tijuana, Baja California; and the second phase with a capacity of 50 million gallons per day and an aqueduct to a second delivery point in Tijuana. The first phase must be operational within 36 months of commencing construction and the second phase must be operational by the end of 2024. The APP Contract further requires AdR to operate and maintain the plant and aqueducts for a period of 37 years starting from the commencement of operation of the first phase. At the end of the operating period, the plant and aqueducts will be transferred to CEA.

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

On December 30, 2016, the Congress of the State of Baja California, Mexico passed Decreto #57 which, among other things, ratified and authorized the execution of the APP Contract.  Earlier this year, following consultations between representatives of the State of Baja California and the Ministry of Finance of the Federal Government of Mexico, it was determined that certain amendments to Decreto #57 were required in order to comply with recent changes to the Federal Fiscal Discipline Law.  In addition, during the course of its recent due diligence related to the potential financing of the Project, the North American Development Bank requested that the State of Baja California amend Decreto #57 to authorize the inclusion of revenues from the CESPT in the primary payment trust for the Project.  These amendments are included in Decreto #95 which is currently under consideration by the Congress of the State of Baja California.  The Company cannot say with any certainty whether or not Decreto #95 will be approved by the Congress.  In the event that Decreto #95 is ultimately not approved, the Company may not be able to obtain the debt financing required to complete the Project.

As of September 30, 2017, AdR has paid approximately $665,000 for deposits on, or purchases of, rights of way for the Phase 1 aqueduct, which are included in other assets on the Company’s condensed consolidated balance sheet.

Both the exchange rate for the Mexico peso relative to the dollar and general macroeconomic conditions in Mexico have varied since the U.S. Presidential election in November 2016. These changes could adversely impact the estimated construction, operating, and financing costs for the Project. The APP Contract and its underlying legislation allow for the parties to negotiate (but do not guarantee) modifications to the water tariff in the event of such significant macroeconomic condition changes. On February 10, 2017, AdR submitted proposals to the CEA requesting an increase to the water tariff to compensate for changes in foreign exchange rates, lending rates and certain changes in law which have impacted the Project. If AdR is unable to obtain this requested increase in the water tariff, it may be unable to obtain the debt and equity financing required for the Project. The Company is currently unable to determine whether or not such water tariff increase will be approved.

If AdR is ultimately unable to proceed with the Project, the land NSC has purchased and the right of way deposits may lose their strategic importance as the site for the Project and consequently may decline in value. If AdR does not proceed with the Project, NSC may ultimately be unable to sell this land or recoup their right of way deposits for an amount at least equal to its current carrying value of approximately $21.2 million ($20.56 million for the land and $665,000 for the right of way deposits), and any loss on sale of the land, or impairment loss NSC may be required to record as a result of a decrease in the fair value could have a material adverse impact on the Company’s results of operations.

Included in the Company’s results of operations are general and administrative expenses from NSC and AdR, consisting of organizational, legal, accounting, engineering, consulting and other costs relating to Project development activities. Such expenses amounted to approximately $864,000 and $606,000 for the three months ended September 30, 2017 and 2016, respectively, and $2,469,000 and $2,248,000 for the nine months ended September 30, 2017 and 2016, respectively. The assets and liabilities of NSC and AdR included in the Company’s condensed consolidated balance sheets amounted to approximately $22.8 million and $371,000, respectively, as of September 30, 2017 and approximately $22.3 million and $221,000 respectively, as of December 31, 2016.

EWG Litigation

Immediately following CW-Cooperatief’s acquisition of its initial 50% ownership in NSC, the remaining 50% ownership interest in NSC was held by an unrelated company, Norte Sur Agua, S. de R.L. de C.V. (“NSA”). NSA subsequently transferred ownership of half of its shares in NSC to EWG Water LLC (“EWG”) and the other half of its shares in NSC to Alejandro de la Vega (the “individual shareholder”). In February 2012, the Company paid $300,000 to enter into an agreement (the “Option Agreement”) that provided it with an option, exercisable through February 7, 2014, to purchase the shares of NSC owned by the individual shareholder for a price of $1.0 million along with an immediate power of attorney to vote those shares. Such shares constituted 25% of the ownership of NSC as of February 2012. In May 2013, NSC repaid a $5.7 million loan payable to CW-Cooperatief by issuing additional shares of its stock. As a result of this share issuance to CW-Cooperatief, the Company acquired 99.99% of the ownership of NSC. The Option Agreement contained an anti-dilution provision that required the Company to issue new shares in NSC of an amount sufficient to maintain the individual shareholder’s 25% ownership interest in NSC if (i) any new shares of NSC were issued subsequent to the execution of the Option Agreement; and (ii) the Company did not exercise its share purchase option by February 7, 2014. The Company exercised its option and paid the $1.0 million to the individual shareholder to purchase the Option Agreement shares in February 2014.

In October 2015, the Company learned that EWG filed a lawsuit against the individual shareholder, NSC, NSA, CW-Cooperatief, Ricardo del Monte Nunez, Carlos Eduardo Ahumada Arruit, Luis de Angitia Becerra, and the Public Registry of Commerce of Tijuana, Baja California in the Civil Court located in Tecate, Baja California, Mexico.

In this lawsuit, EWG challenged, among other things, the capital investment transactions that increased the Company’s ownership interest in NSC to 99.99%. EWG requested that the court, as a preliminary matter: (a) suspend the effectiveness of the challenged transactions; (b) order public officials in Mexico to record the pendency of the lawsuit in the public records; and (c) appoint an inspector for NSA and NSC to oversee its commercial activities. The court granted, ex-parte, the preliminary relief sought by EWG, which resulted in the placement of inscriptions for the lawsuit on NSC’s public records.

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

On September 6, 2016, the Tecate, Mexico court issued a decree granting the counter-guaranty requested by NSC. Such counter-guaranty was fixed in the amount of 300,000 Mexican pesos and was given to the court on October 13, 2016 at which time all remaining ex-parte restrictions on NSC related to the challenged transactions were suspended.

On May 2, 2017, the Tecate, Mexico court declared that the initial filing of this lawsuit had expired due to EWG’s lack of activity with respect to certain actions required to proceed to trial. However, EWG can appeal the expiration or refile the lawsuit.

8. Fair value measurements

As of September 30, 2017 and December 31, 2016, the carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and other current liabilities, the notes payable to related party and dividends payable approximate their fair values due to the short-term maturities of these instruments. Management considers that the carrying amounts for loans receivable as of September 30, 2017 and December 31, 2016 approximate their fair value as their interest rates approximate market rates.

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

Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurements. The Company reviews its fair value hierarchy classifications on a quarterly basis. Changes in the observability of valuation inputs may result in a reclassification of levels for certain securities within the fair value hierarchy. The following table presents the Company’s fair value hierarchy for assets and liabilities measured at fair value as of September 30, 2017 and December 31, 2016:

	September 30, 2017
	Level 1	Level 2	Level 3	Total
Liabilities:
Recurring
Net liability arising from put/call options	$-	$-	$357,000	$357,000

	December 31, 2016
	Level 1	Level 2	Level 3	Total
Liabilities:
Recurring
Net liability arising from put/call options	$-	$-	$680,000	$680,000

The activity for the Level 3 liability for the nine months ended September 30, 2017:

Net liability arising from put/call options(1)
Balance as of December 31, 2016	$680,000
Unrealized gain	(323,000)
Balance as of September 30, 2017	$357,000

(1) In connection with the Company’s acquisition of 51% of Aerex in February 2016, the Company acquired from Aerex’s former sole shareholder an option to compel such shareholder to sell, and granted to such shareholder an option to require the Company to purchase, the shareholder’s remaining 49% ownership interest in Aerex at a price based upon the fair value of Aerex at the time of the exercise of the option. The options are exercisable on or after the third anniversary of the February 2016 acquisition date. The net liability arising from the put/call options is included in other liabilities in the accompanying condensed consolidated balance sheets as of September 30, 2017 and December 31, 2016.

9. Contingencies

Cayman Water

The Company sells water through its retail operations under a license issued in July 1990 by the Cayman Islands government that grants Cayman Water the exclusive right to provide potable water to customers within its licensed service area. As discussed below, this license was set to expire in July 2010 but has since been extended while negotiations for a new license take place. Pursuant to the license, Cayman Water has the exclusive right to produce potable water and distribute it by pipeline to its licensed service area, which consists of two of the three most populated areas of Grand Cayman, the Seven Mile Beach and West Bay areas. For the three months ended September 30, 2017 and 2016, the Company generated approximately 33% and 38%, respectively, of its consolidated revenues and 48% and 52%, respectively, of its consolidated gross profit from the retail water operations conducted pursuant to Cayman Water’s exclusive license. For the nine months ended September 30, 2017 and 2016, the Company generated approximately 38% and 40%, respectively, of its consolidated revenues and 52% and 55%, respectively, of its consolidated gross profit from the retail water operations conducted pursuant to Cayman Water’s exclusive license.

The license was scheduled to expire in July 2010, but has been extended several times by the Cayman Islands government in order to provide the parties with additional time to negotiate the terms of a new license agreement. The most recent extension of the license expires on January 31, 2018.

In October 2016, the Government of the Cayman Islands passed legislation which created a new utilities regulation and competition office (“OfReg”). OfReg is an independent and accountable regulatory body with a view of protecting the rights of consumers, encouraging affordable utility services, and promoting competition. OfReg, which began operations in January 2017, has the ability to supervise, monitor and regulate multiple utility undertakings and markets. Supplemental legislation was passed by the Government of the Cayman Islands in April 2017, which transferred responsibility for economic regulation of the water utility sector from the Water Authority-Cayman (the “WAC”) to OfReg. In July 2017, the Company began negotiating with OfReg for a new retail license in the Cayman Islands and such negotiations are continuing.

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

Aerex Put/Call Options

In connection with the Company’s acquisition of 51% of Aerex in February 2016, the Company acquired from Aerex’s former sole shareholder an option to compel such shareholder to sell, and granted to such shareholder an option to require the Company to purchase, the shareholder’s remaining 49% ownership interest in Aerex at a price based upon the fair market value of Aerex at the time of the exercise of the option. The options are exercisable on or after the third anniversary of the February 2016 acquisition date. The fair value of the net liability arising from these put/call options was $357,000 and $680,000 as of September 30, 2017 and December 31, 2016, respectively, and is included in other liabilities in the accompanying condensed consolidated balance sheets.

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

The effective dates of ASU 2016-08, ASU 2016-10, ASU 2016-11, ASU 2016-12, and ASU 2016-20 are the same as ASU 2015-14 discussed above. The Company intends to elect the modified retrospective method to all active contracts on the date of initial application, which will involve applying the guidance retrospectively only to the most current period presented in the financial statements and recognizing the cumulative effect of initially applying the guidance as an adjustment to the January 1, 2018 opening balance of retained earnings at the date of initial application. Based on an analysis the Company has performed, the adoption of ASC 606, Revenue from Contracts with Customers will not have a material impact on the Company’s financial position, results of operations or cash flows.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which provides guidance for the recognition, measurement, presentation and disclosure of financial assets and financial liabilities. ASU 2016-01 is effective for fiscal years, and for interim periods within those years, beginning after December 15, 2017 and, for most provisions, is effective using the cumulative-effect transition approach. Early application is permitted for certain provisions. The adoption of ASU 2016-01 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which provides guidance for accounting for leases. The new guidance requires companies to recognize the assets and liabilities for the rights and obligations created by leased assets. The accounting guidance for lessors will remain relatively largely unchanged. ASU 2016-02 is effective for annual and interim periods beginning after December 15, 2018. Early adoption is permitted. The Company is currently evaluating the effect the adoption of this amendment will have on the Company’s consolidated financial statements. The Company expects that the adoption of the new lease standard will have a material impact on the Company’s condensed consolidated balance sheet due to the recognition of right-of-use assets and lease liabilities principally for certain leases currently accounted for as operating leases.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which clarifies how certain cash receipts and payments are presented in the statement of cash flows. ASU 2016-15 is effective for annual periods beginning after December 15, 2017 and early adoption is permitted. The adoption of ASU 2016-15 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which removes Step 2 of the goodwill impairment test. Goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill allocated to that reporting unit. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. ASU 2017-04 should be applied on a prospective basis and is effective for annual periods beginning January 1, 2020. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The adoption of ASU 2017-04 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

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

After updating our probability-weighted estimates of OC-BVI’s future cash flows and our resulting estimate of the fair value of our investment in OC-BVI, we recorded impairment losses for our investment in OC-BVI for 2016 and other prior years. Such impairment losses amounted to $875,000 and $925,000 for the three and nine months ended September 30, 2016, respectively, and $925,000 for the year ended December 31, 2016.

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

Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016

Consolidated Results

Net income attributable to Consolidated Water Co. Ltd. stockholders for 2017 was $1,161,139 ($0.08 per share on a fully-diluted basis), as compared to net loss of ($1,865,332) (($0.13) per share on a fully-diluted basis) for 2016.

Total revenues for 2017 increased to $16,572,203 as compared to $14,385,353 for 2016 as a result of higher revenues for the retail, bulk and manufacturing segments. Gross profit for 2017 was $6,307,806 (38% of total revenues) as compared to $5,919,323 (41% of total revenues) for 2016. The increase in gross profit dollars for 2017 from 2016 results from higher revenues. The decrease in gross profit as a percentage of revenues from 2016 to 2017 is primarily attributable to a decrease in the gross profit percentages generated by the manufacturing and bulk segments. For further discussion of revenues and gross profit for 2017 see the “Results by Segment” analysis that follows.

General and administrative (“G&A”) expenses on a consolidated basis were $4,896,323 and $4,528,679 for 2017 and 2016, respectively. Consolidated G&A expenses increased from 2016 to 2017 due to incremental (i) employee costs of approximately $170,000 reflecting an increase in compensation rates; and (ii) professional fees of approximately $208,000, the majority of which relates to our Mexico project development activities.

Other income (expense), net for 2017 was $447,294, as compared to ($762,696) for 2016. The improvement in 2017 in this net component of our consolidated statement of income arises principally from (i) an unrealized gain of $171,000 in 2017 on the net put/call option associated with the acquisition of Aerex as compared to an unrealized loss in 2016 on this net put/call option of ($275,000); and (ii) the impairment loss of ($875,000) recorded in 2016 for our investment in OC-BVI.

Results by Segment

Retail Segment

The retail segment generated losses from operations of ($566,948) and ($1,828,903) in 2017 and 2016, respectively. Such losses are primarily attributable to impairment losses recorded for CW-Bali, as discussed in the paragraphs that follow.

Revenues generated by our retail water operations were $5,570,654 in 2017 as compared to $5,447,200 in 2016. The volume of water sold by the retail segment increased by almost 6% from 2016 to 2017.

Retail segment gross profit was $3,082,213 (55% of retail revenues) and 2,982,359 (55% of retail revenues) for 2017 and 2016, respectively. The slight decline in retail gross profit as a percentage of revenues from 2016 to 2017 is attributable to incremental energy, engineering and laboratory costs for 2017 aggregating approximately $166,000.

Consistent with prior periods, we record all non-direct G&A expenses in our retail segment and do not allocate any of these non-direct costs to our other three business segments. Retail G&A expenses for 2017 and 2016 were $3,070,681 and $2,811,262 for 2017 and 2016, respectively. The increase in retail G&A expenses from 2016 to 2017 is primarily due to incremental employee costs of approximately $179,000.

Through our subsidiary CW-Bali, we built a seawater reverse osmosis plant with a production capacity of approximately 790,000 gallons per day located in Nusa Dua, one of the primary tourist areas of Bali, Indonesia. We built this plant based upon our belief that future water shortages in this area of Bali would eventually enable us to sell all of this plant’s production. However, since inception of CW-Bali’s operations in 2013, the sales volumes for its plant have not been sufficient to cover its operating costs and CW-Bali has incurred net losses. Our net losses from CW-Bali for our two most recent fiscal years ended December 31, 2016 and 2015 were approximately ($2.5 million) and ($861,000), respectively.

In late 2015, we decided to seek a strategic partner for CW-Bali to (i) purchase a major portion of its equity ownership; (ii) lead CW-Bali’s sales and marketing efforts; (iii) liaise with the local water utility; and (iv) assist with CW-Bali’s on-going funding requirements. Although discussions were held and due diligence information was exchanged with potential strategic partners, we did not receive an offer for an investment in, a purchase of, or a joint venture for CW-Bali from any of these potential partners on terms we deemed acceptable. During the three months ended September 30, 2016, we reassessed the prospects for CW-Bali in light of its results to date, current circumstances and uncertainties impacting the business, and expected future funding requirements and tested its long-lived assets for possible impairment. As a result of this testing we recorded an impairment loss of $2.0 million for the three months ended September 30, 2016 to reduce the carrying value of our long-lived CW-Bali assets to their estimated fair value.

On May 23, 2017, after considering CW-Bali’s historical and projected operating losses, its on-going funding requirements, the current business and economic environment in Bali and our inability to obtain a strategic partner for CW-Bali, our Board of Directors formally resolved to discontinue CW-Bali’s operations. We planned to cease the production of water in Bali, sell its stock in CW-Bali or CW-Bali’s net assets, and exit the Bali market at the earliest practical date, which we initially believed would be no later than March 31, 2018.

However, in October 2017, CW-Bali’s sole remaining customer filed a lawsuit in Bali, Indonesia against CW-Bali, our President, and our Chief Financial Officer in his capacity as the President of CW-Bali’s Board of Commissioners (i.e. Directors) seeking compensatory damages of 57.1 billion rupiahs and punitive damages of 26 billion rupiahs as a result of the anticipated breach of this customer’s water supply agreement that will arise from CW-Bali’s planned cessation of operations. Such damages were equivalent to approximately $4.2 million and $1.9 million, respectively, as of the exchange rate on November 8, 2017. We believe this lawsuit is without merit and will vigorously defend CW-Bali and the two other defendants. However, until this lawsuit is resolved we are legally prohibited from disposing of our investment in CW-Bali or any of CW-Bali’s assets.

Based upon the decision to cease CW-Bali’s operations, for the six months ended June 30, 2017 we estimated the future cash flows we would receive under various scenarios from the disposition of its investment in CW-Bali and assigned a probability to each scenario to determine an estimated fair value of its investment in CW-Bali. Based upon these probability-weighted sums, we recorded an impairment loss of approximately $1,000,000 for the six months ended June 30, 2017 to reduce the carrying value of its investment in CW-Bali (which includes $549,555 in cumulative translation adjustments reflected in stockholders’ equity) to its estimated fair value. During the three months ended September 30, 2017, we updated our estimated fair value projections for CW-Bali in light of the lawsuit filed in October 2017 and recorded an additional impairment loss of $578,480 to reduce the carrying value of our investment in Bali to its estimated fair value of approximately $378,000 as of September 30, 2017.

The results of operations for the retail segment for the three months ended September 30, 2017 include sales for CW-Bali of $55,222 and a net loss from operations for CW-Bali of ($8,466), excluding the ($578,480) impairment loss discussed above. The results of operations for the retail segment for the three months ended September 30, 2016 include sales for CW-Bali of $24,329 and a net loss from operations for CW-Bali of ($133,582), excluding the ($2,000,000) impairment loss discussed above.

Bulk Segment

The bulk segment contributed $1,983,689 and $2,082,570 to our income from operations for 2017 and 2016, respectively.

Bulk segment revenues were $7,881,464 and $7,429,732 for 2017 and 2016, respectively. The increase in bulk revenues from 2016 to 2017 is primarily attributable to our Bahamas operations, which generated approximately $442,000 in incremental revenues due to a significant increase in the prices of diesel fuel and electricity from 2016 to 2017, which increased the energy component of our bulk water rates in The Bahamas.

Gross profit for our bulk segment was $2,299,063 (29% of bulk revenues) and $2,507,570 (34% of bulk revenues) for 2017 and 2016, respectively. The decrease in the bulk segment gross profit in dollars and as a percentage of revenues in 2017 resulted from a charge of approximately $430,000 relating to the refurbishment of a fixed asset used in our Bahamas operations.

Bulk segment G&A expenses decreased to $315,374 for 2017 as compared to $425,000 for 2016. This decrease reflects bank charges incurred to transfer funds from our Bahamas operations to our Cayman headquarters that were significantly lower for 2017 than for 2016 due to a decrease in the amount of funds transferred.

Services Segment

The services segment incurred losses from operations of ($867,011) and ($686,308) for 2017 and 2016, respectively.

Services segment revenues remained relatively consistent at $111,302 for 2017 as compared to $125,929 for 2016.

Gross profit (loss) for our services segment was ($3,365) and ($42,648) for 2017 and 2016, respectively. The slight decrease in the service segment’s gross loss from 2016 to 2017 is attributable to lower engineering expenses.

G&A expenses for the services segment increased to $863,646 for 2017 as compared to $643,660 for 2016. This increase reflects G&A expenses for our Mexico project development activities incurred by NSC and AdR for 2017 that exceeded those incurred for 2016 by approximately $257,000.

Manufacturing Segment

The manufacturing segment contributed $283,273 to our income from operations for 2017, as compared to generating a loss from operations of ($1,926,715) in 2016.

Manufacturing revenues increased to $3,008,783 in 2017 from $1,382,492 in 2016 due to an increase in the average dollar value of manufacturing contracts.

Manufacturing segment gross profit was $929,895 (31% of revenues) and $472,042 (34% of revenues) for 2017 and 2016, respectively. Gross profit for 2017 increased in dollars from 2016 due to higher revenues.

G&A expenses for the manufacturing segment were $646,622 and $2,398,757 for 2017 and 2016, respectively. Manufacturing G&A expenses decreased in 2017 from 2016 due to the goodwill impairment charge of $1,750,000 recorded for this segment in 2016.

Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016

Consolidated Results

Net income attributable to Consolidated Water Co. Ltd. stockholders for 2017 was $4,416,915 ($0.29 per share on a fully diluted basis), as compared to $2,393,642 ($0.16 per share on a fully-diluted basis) for 2016.

Total revenues for 2017 increased to $47,532,497 from $43,818,760 in 2016 due to higher revenues for our retail, bulk and manufacturing segments. Gross profit for 2017 was $19,597,947 (41% of total revenues) as compared to $18,688,733 (43% of total revenues) for 2016 as the gross profit for our retail, bulk and manufacturing segments increased from 2016 to 2017. For further discussion of revenues and gross profit for 2017 see the “Results by Segment” analysis that follows.

G&A expenses on a consolidated basis were $14,695,184 and $13,925,439 for 2017 and 2016, respectively. The rise in consolidated G&A expenses from 2016 to 2017 is primarily attributable (i) incremental employee costs of approximately $488,000 arising from a statutory retirement payment, an increase in compensation rates; and (ii) an increase in the project development expenses incurred by Aerex of approximately $204,000.

Other income, net for 2017 was $871,956, as compared to $45,698 for 2016. The improvement in 2017 in this net component of our consolidated statement of income reflects (i) an unrealized gain of $323,000 in 2017 on the net put/call option associated with the acquisition of Aerex as compared to an unrealized loss in 2016 on this net put/call option of ($275,000); and (ii) the impairment loss of ($925,000) recorded in 2016 for our investment in OC-BVI.

Results by Segment

Retail Segment

The retail segment generated losses from operations of ($651,764) and ($658,089) in 2017 and 2016, respectively. Such losses are primarily attributable to impairment losses recorded for CW-Bali, as discussed in paragraphs that follow.

Revenues generated by our retail water operations increased slightly to $18,111,274 in 2017 from $17,710,271 in 2016, as a result of a 4% increase in the volume of water sold.

Retail segment gross profit remained relatively consistent at $10,215,657 (56% of retail revenues) and $9,930,440 (56% of retail revenues) for 2017 and 2016, respectively.

Consistent with prior periods, we record all non-direct G&A expenses in our retail segment and do not allocate any of these non-direct costs to our other three business segments. Retail G&A expenses for 2017 and 2016 were $9,288,941 and $8,588,529 for 2017 and 2016, respectively. The increase in retail G&A expenses from 2016 to 2017 is primarily due to (i) incremental employee costs of approximately $491,000 arising from a statutory retirement payment and an increase in compensation rates; and (ii) incremental professional fees of approximately $250,000.

Through our subsidiary CW-Bali, we built a seawater reverse osmosis plant with a production capacity of approximately 790,000 gallons per day located in Nusa Dua, one of the primary tourist areas of Bali, Indonesia. We built this plant based upon our belief that future water shortages in this area of Bali would eventually enable us to sell all of this plant’s production. However, since inception of CW-Bali’s operations in 2013, the sales volumes for its plant have not been sufficient to cover its operating costs and CW-Bali has incurred net losses. Our net losses from CW-Bali for our two most recent fiscal years ended December 31, 2016 and 2015 were approximately ($2.5 million) and ($861,000), respectively.

In late 2015, we decided to seek a strategic partner for CW-Bali to (i) purchase a major portion of its equity ownership; (ii) lead CW-Bali’s sales and marketing efforts; (iii) liaise with the local water utility; and (iv) assist with CW-Bali’s on-going funding requirements. Although discussions were held and due diligence information was exchanged with potential strategic partners, we did not receive an offer for an investment in, a purchase of, or a joint venture for CW-Bali from any of these potential partners on terms we deemed acceptable. During the three months ended September 30, 2016, we reassessed the prospects for CW-Bali in light of its results to date, current circumstances and uncertainties impacting the business, and expected future funding requirements and tested its long-lived assets for possible impairment. As a result of this testing we recorded an impairment loss of $2.0 million for the nine months ended September 30, 2016 to reduce the carrying value of our long-lived CW-Bali assets to their estimated fair value.

On May 23, 2017, after considering CW-Bali’s historical and projected operating losses, its on-going funding requirements, the current business and economic environment in Bali and our inability to obtain a strategic partner for CW-Bali, our Board of Directors formally resolved to discontinue CW-Bali’s operations. We planned to cease the production of water in Bali, sell its stock in CW-Bali or CW-Bali’s net assets, and exit the Bali market at the earliest practical date, which we initially believed would be no later than March 31, 2018.

However, in October 2017, CW-Bali’s sole remaining customer filed a lawsuit in Bali, Indonesia against CW-Bali, our President, and our Chief Financial Officer in his capacity as the President of CW-Bali’s Board of Commissioners (i.e. Directors) seeking compensatory damages of 57.1 billion rupiahs and punitive damages of 26 billion rupiahs as a result of the anticipated breach of this customer’s water supply agreement that will arise from CW-Bali’s planned cessation of operations. Such damages were equivalent to approximately $4.2 million and $1.9 million, respectively, as of the exchange rate on November 8, 2017. We believe this lawsuit is without merit and will vigorously defend CW-Bali and the two other defendants. However, until this lawsuit is resolved we are legally prohibited from disposing of our investment in CW-Bali or any of CW-Bali’s assets.

Based upon the decision to cease CW-Bali’s operations, for the six months ended June 30, 2017 we estimated the future cash flows we would receive under various scenarios from the disposition of its investment in CW-Bali and assigned a probability to each scenario to determine an estimated fair value of its investment in CW-Bali. Based upon these probability-weighted sums, we recorded an impairment loss of approximately $1,000,000 for the six months ended June 30, 2017 to reduce the carrying value of its investment in CW-Bali (which includes $549,555 in cumulative translation adjustments reflected in stockholders’ equity) to its estimated fair value. During the three months ended September 30, 2017, we updated our estimated fair value projections for CW-Bali in light of the lawsuit filed in October 2017 and recorded an additional impairment loss of $578,480 to reduce the carrying value of our investment in Bali to its estimated fair value of approximately $378,000 as of September 30, 2017.

The results of operations for the retail segment for the nine months ended September 30, 2017 include sales for CW-Bali of $117,443 and a net loss from operations for CW-Bali of ($158,869), excluding the ($1,578,480) impairment losses discussed above. The results of operations for the retail segment for the nine months ended September 30, 2016 include sales for CW-Bali of $70,760 and a net loss from operations for CW-Bali of ($437,525), excluding the ($2,000,000) impairment loss discussed above.

Bulk Segment

The bulk segment contributed $6,925,280 and $6,487,455 to our income from operations for 2017 and 2016, respectively.

Bulk segment revenues were $23,615,787 and $22,136,086 for 2017 and 2016, respectively. The increase in bulk revenues from 2016 to 2017 is primarily attributable to our Bahamas operations, which generated approximately $1,534,000 in incremental revenues due to a significant increase in the prices of diesel fuel and electricity from 2016 to 2017, which increased the energy component of our bulk water rates in The Bahamas.

Gross profit for our bulk segment was $7,865,385 (33% of bulk revenues) and $7,790,339 (35% of bulk revenues) for 2017 and 2016, respectively. Gross profit as a percentage of revenues decreased in 2017 as compared to 2016 due to higher energy prices, as energy expense for our bulk operations was approximately $1,256,000 more in 2017 than in 2016, and as a result of a 9% decrease (excluding energy pass through adjustments) in the price of water sold by our Windsor plant in the Bahamas that became effective at the beginning of 2017.

Bulk segment G&A expenses decreased to $940,105 for 2017 as compared to $1,302,884 for 2016. This decrease reflects bank charges incurred to transfer funds from our Bahamas operations to our Cayman headquarters that were significantly lower for 2017 than for 2016 due to a decrease in the amount of funds transferred.

Services Segment

The services segment incurred losses from operations of ($2,458,594) and ($2,291,205) for 2017 and 2016, respectively.

Services segment revenues decreased to $360,758 for 2017 as compared to $710,576 for 2016 as we generated $320,296 in revenues in 2016 under our contract with the Water Authority - Cayman to refurbish their North Sound plant.

Gross profit for our services segment was $40,172 and $72,187 for 2017 and 2016, respectively. The service segment’s gross profit decreased from 2016 to 2017 on lower revenues.

G&A expenses for the services segment remained relatively consistent at $2,498,766 and $2,363,392 for 2017 and 2016, respectively.

Manufacturing Segment

Our manufacturing segment consists of Aerex, a company in which we acquired a 51% ownership interest as of February 11, 2016. Consequently, the results of our manufacturing segment for 2017 are not entirely comparable to those reported for 2016, as 2017 reflects a full nine months of Aerex’s operations whereas 2016 reflects Aerex’s operations for shorter period that began February 11, 2016 and ended on September 30, 2016.

The manufacturing segment incurred losses from operations of ($490,639) and ($2,524,867) for 2017 and 2016, respectively.

Manufacturing revenues were $5,444,678 and $3,261,827 for 2017 and 2016, respectively. The increase in revenues from 2016 to 2017 reflects the additional period of manufacturing activity in 2017 as compared to 2016 due to the acquisition of Aerex on February 11, 2016 and an increase in the average dollar value of manufacturing contracts.

Manufacturing segment gross profit was $1,476,733 (27% of revenues) and $895,767 (27% of revenues) for 2017 and 2016, respectively. Gross profit for 2017 increased in dollars from 2016 due to the incremental revenues.

G&A expenses for the manufacturing segment were $1,967,372 and $3,420,634. Manufacturing G&A expenses decreased in 2017 from 2016 due to the goodwill impairment charge of $1,750,000 recorded for this segment in 2016. Excluding this impairment charge, manufacturing G&A increased from 2017 to 2016 as a result of an increase of approximately $204,000 in project development expenses incurred for 2017.

FINANCIAL CONDITION

Accounts receivable decreased by approximately $3.5 million from December 31, 2016 to September 30, 2017 primarily due to a decrease in the accounts receivables for CW-Bahamas of approximately $3.0 million. We believe, based upon prior payment history, that our accounts receivable balances will be collected in full. Prepaid expenses and other current assets increased by approximately $1.3 million primarily due to prepaid insurance premiums. Costs and estimated earnings in excess of billings increased by approximately $1.6 million from December 31, 2016 to September 30, 2017 due to Aerex.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity Position

Our projected liquidity requirements for 2017 include capital expenditures for our existing operations of approximately $2.8 million, dividends payable of approximately $1.1 million and approximately $1.9 million to be expended for NSC’s and AdR’s project development activities. Our liquidity requirements for 2017 may also include further quarterly dividends, if such dividends are declared by our Board of Directors. Our dividend payments amounted to approximately $4.6 million for the year ended December 31, 2016 and approximately $3.4 million for the nine months ended September 30, 2017.

In February 2016, we purchased 51% of the equity ownership of Aerex, a U.S. original equipment manufacturer and service provider of a wide range of products and services applicable to industrial, commercial and municipal water treatment, for $7.7 million in cash. Immediately following our acquisition of Aerex, we and the former sole shareholder of Aerex loaned Aerex $510,000 and $490,000, respectively, in the form of notes payable which were scheduled to mature on June 30, 2017 and bore interest at 1% per annum. These notes payable were repaid in April 2017. In February 2017, we and the former sole shareholder of Aerex loaned Aerex $408,000 and $392,000, respectively, in the form of notes payable which mature on September 30, 2017 and bear interest at 1% per annum. In October 2017, we and the former shareholder of Aerex extended the term of the notes payable issued in February 2017 for an additional 6 months with a new maturity date of March 31, 2018. Additionally, we and the former shareholder loaned Aerex an additional $306,000 and $294,000, respectively, for a total outstanding notes payable balance with a maturity date of March 31, 2018 of $1,400,000.

As of September 30, 2017, we had cash and cash equivalents of approximately $47.0 million and working capital of approximately $60.5 million. We are not presently aware of anything that would lead us to believe that we will not have sufficient liquidity to meet our needs.

CW-Bahamas and CW-Belize Liquidity Considerations

Transfers from our bank accounts in The Bahamas and Belize to our bank accounts in other countries require the approval of the Central Banks of The Bahamas and Belize, respectively. As of September 30, 2017, the equivalent United States dollar cash balances for our bank account deposits in The Bahamas and Belize were approximately $13.3 million and $6.0 million, respectively.

Weakness in the Belize economy and other factors have reduced the amount of U.S. dollars that Belize banks can transfer outside the country, which has limited the amount of U.S. dollars we are presently able to transfer from Belize. We cannot presently determine when conditions in Belize will improve or when we will have an improved ability to transfer funds from CW-Belize.

Discussion of Cash Flows for the Nine Months Ended September 30, 2017

Our cash and cash equivalents increased to $47.0 million as of September 30, 2017 from $39.3 million as of December 31, 2016.

Cash Flows from Operating Activities

Our operating activities provided cash of approximately $11.7 million. This net cash amount reflects net income generated for the nine months of approximately $4.6 million as adjusted for (i) various items included in the determination of net income that do not affect cash flows during the year; and (ii) changes in the other components of working capital. The more significant of such items and changes in working capital components included depreciation and amortization of approximately $5.7 million, a net decrease in accounts receivable and costs and estimated earnings in excess of billings of approximately $2.0 million, an increase in prepaids and other assets of $2.0 million and an impairment loss of $1.6 million to reduce the carrying value of our investment in CW-Bali.

Cash Flows from Investing Activities

Net cash used in our investing activities was approximately $564,000. Additions to property, plant and equipment and construction in progress was approximately $3.0 million which was partially offset by a $1.1 million distribution of earnings from OC-BVI and approximately $1.3 million collections on our loan receivable.

Cash Flows from Financing Activities

Our financing activities used approximately $3.4 million in net cash as we paid dividends of approximately $3.4 million. In February 2017, we also obtained a $392,000 note payable from Aerex’s prior sole stockholder that matures on September 30, 2017 and also repaid the original loan of $490,000 from the same stockholder in April 2017.

Material Commitments, Expenditures and Contingencies

Renewal of Retail License

We sell water through our retail operations under a license issued in July 1990 by the Cayman Islands government that grants Cayman Water the exclusive right to provide potable water to customers within its licensed service area. As discussed below, this license was set to expire in July 2010 but has since been extended while negotiations for a new license take place. Pursuant to the license, Cayman Water has the exclusive right to produce potable water and distribute it by pipeline to its licensed service area, which consists of two of the three most populated areas of Grand Cayman, the Seven Mile Beach and West Bay areas. For the three months ended September 30, 2017 and 2016, we generated approximately 33% and 38%, respectively, of our consolidated revenues and 48% and 52%, respectively, of our consolidated gross profit from the retail water operations conducted pursuant to Cayman Water’s exclusive license. For the nine months ended September 30, 2017 and 2016, we generated approximately 38% and 40%, respectively, of our consolidated revenues and 52% and 55%, respectively, of our consolidated gross profit from the retail water operations conducted pursuant to Cayman Water’s exclusive license.

The license was originally scheduled to expire in July 2010, but has been extended several times by the Cayman Islands government in order to provide the parties with additional time to negotiate the terms of a new license agreement. The most recent extension of the license expires on January 31, 2018.

In October 2016, the Government of the Cayman Islands passed legislation which created a new utilities regulation and competition office (“OfReg”). OfReg is an independent and accountable regulatory body with a view of protecting the rights of consumers, encouraging affordable utility services, and promoting competition. OfReg, which began operations in January 2017, has the ability to supervise, monitor and regulate multiple utility undertakings and markets. Supplemental legislation was passed by the Government of the Cayman Islands in April 2017, which transferred responsibility for economic regulation of the water utility sector from the Water Authority-Cayman (the “WAC”) to OfReg. In July 2017, we began license negotiations with OfReg for a new retail license in the Cayman Islands and such negotiations are continuing.

Under its present license, Cayman Water pays a royalty to the government of 7.5% of its gross retail water sales revenues (excluding energy cost adjustments). The selling prices of water sold to its customers are determined by the license and vary depending upon the type and location of the customer and the monthly volume of water purchased. The license provides for an automatic adjustment for inflation or deflation on an annual basis, subject to temporary limited exceptions, and an automatic adjustment for the cost of electricity on a monthly basis. The WAC, on behalf of the government, previously reviewed and confirmed the calculations of the price adjustments for inflation and electricity costs. On July 7, 2017, we were advised by OfReg that regulatory responsibility for the water utility sector had been transferred from the WAC to OfReg effective May 22, 2017, and that effective immediately all reviews and confirmations of calculations of the price adjustments for inflation and electricity costs will be performed by OfReg. If Cayman Water wants to adjust its prices for any reason other than inflation or electricity costs, Cayman Water has to request prior approval of the Cabinet of the Cayman Islands government. Disputes regarding price adjustments would be referred to arbitration.

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

NSC and AdR Project Development

In May 2010, we acquired, through our wholly-owned Netherlands subsidiary, Consolidated Water Cooperatief, U.A., (“CW-Cooperatief”) a 50% interest in N.S.C. Agua, S.A. de C.V. (“NSC”), a development stage Mexican company. We have since purchased, through the conversion of a loan we made to NSC, sufficient shares to raise our ownership interest in NSC to 99.99%. NSC was formed to pursue a project (the “Project”) encompassing the construction, operation and minority ownership of a 100 million gallon per day seawater reverse osmosis desalination plant to be located in northern Baja California, Mexico and accompanying pipelines to deliver water to the Mexican potable water system. As discussed in the paragraphs that follow, during 2015 the scope of the Project was defined by the State of Baja California (the “State”) to consist of a first phase consisting of a 50 million gallon per day plant and a pipeline that connects to the Mexican potable water infrastructure and a second phase consisting of an additional 50 million gallons of production capacity.

Through a series of transactions completed in 2012-2014, NSC purchased 20.1 hectares for approximately $20.6 million on which the proposed Project’s plant would be constructed.

In November 2012, NSC entered into a lease with an effective term of 20 years from the date of full operation of the desalination plant with the Comisión Federal de Electricidad for approximately 5,000 square meters of land on which it plans to construct the water intake and discharge works for the plant. The amounts due on this lease are payable in Mexican pesos at an amount that is currently equivalent to approximately $20,000 per month. This lease may be cancelled by NSC should NSC ultimately not proceed with the Project.

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

On August 17, 2016, NSC and NuWater incorporated Newco under the name Aguas de Rosarito S.A.P.I. de C.V. (“AdR”), a special purpose company, to complete the Project and executed a shareholders agreement for AdR agreeing among other things that (i) AdR would purchase the land and other Project assets from NSC on the date that the Project begins commercial operation and (ii) AdR would enter into a Management and Technical Services Agreement with NSC effective on the first day that the Project begins commercial operation. As of September 30, 2017 and December 31, 2016, NSC owned 99.6% of AdR.

On August 22, 2016, the Public Private Partnership Agreement for public private partnership number 002/2015, contest number SIDUE-CEA-APP-2015-002 (“APP Contract”), was executed between AdR, CEA, the Government of Baja California represented by the Secretary of Planning and Finance and the Public Utilities Commission of Tijuana (“CESPT”). The APP Contract requires AdR to design, construct, finance and operate a seawater desalination plant (and accompanying aqueducts) with a capacity of up to 100 million gallons per day in two phases: the first with a capacity of 50 million gallons per day and an aqueduct to the Mexican potable water system in Tijuana, Baja California; and the second phase with a capacity of 50 million gallons per day and an aqueduct to a second delivery point in Tijuana. The first phase must be operational within 36 months of commencing construction and the second phase must be operational by the end of 2024. The APP Contract further requires AdR to operate and maintain the plant and aqueducts for a period of 37 years starting from the commencement of operation of the first phase. At the end of the operating period, the plant and aqueducts will be transferred to CEA.

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

On December 30, 2016, the Congress of the State of Baja California, Mexico passed Decreto #57 which, among other things, ratified and authorized the execution of the APP Contract.  Earlier this year, following consultations between representatives of the State of Baja California and the Ministry of Finance of the Federal Government of Mexico, it was determined that certain amendments to Decreto #57 were required in order to comply with recent changes to the Federal Fiscal Discipline Law.  In addition, during the course of its recent due diligence related to the potential financing of the Project, the North American Development Bank requested that the State of Baja California amend Decreto #57 to authorize the inclusion of revenues from the CESPT in the primary payment trust for the Project.  These amendments are included in Decreto #95 which is currently under consideration by the Congress of the State of Baja California.  We cannot say with any certainty whether or not Decreto #95 will be approved by the Congress.  In the event that Decreto #95 is ultimately not approved, we may not be able to obtain the debt financing required to complete the Project.

As of September 30, 2017, AdR has paid approximately $665,000 for deposits on, or purchases of, rights of way for the Phase 1 aqueduct, which are included in other assets on our condensed consolidated balance sheet.

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

If AdR is ultimately unable to proceed with the Project, the land NSC has purchased and the right of way deposits may lose their strategic importance as the site for the Project and consequently may decline in value. If AdR does not proceed with the Project, NSC may ultimately be unable to sell this land or recoup their right of way deposits for an amount at least equal to its current carrying value of approximately $21.2 million ($20.56 million for the land and $665,000 for the right of way deposits), and any loss on sale of the land, or impairment loss NSC may be required to record as a result of a decrease in the fair value could have a material adverse impact on the Company’s results of operations.

Included in our results of operations are general and administrative expenses from NSC and AdR, consisting of organizational, legal, accounting, engineering, consulting and other costs relating to Project development activities. Such expenses amounted to approximately $864,000 and $606,000 for the three months ended September 30, 2017 and 2016, respectively, and $2,469,000 and $2,248,000 for the nine months ended September 30, 2017 and 2016, respectively. The assets and liabilities of NSC and AdR included in the Company’s condensed consolidated balance sheets amounted to approximately $22.8 million and $371,000, respectively, as of September 30, 2017 and approximately $22.3 million and $221,000 respectively, as of December 31, 2016.

EWG Litigation

Immediately following CW-Cooperatief’s acquisition of its initial 50% ownership in NSC, the remaining 50% ownership interest in NSC was held by an unrelated company, Norte Sur Agua, S. de R.L. de C.V. (“NSA”). NSA subsequently transferred ownership of half of its shares in NSC to EWG Water LLC (“EWG”) and the other half of its shares in NSC to Alejandro de la Vega (the “individual shareholder”). In February 2012, we paid $300,000 to enter into an agreement (the “Option Agreement”) that provided us with an option, exercisable through February 7, 2014, to purchase the shares of NSC owned by the individual shareholder for a price of $1.0 million along with an immediate power of attorney to vote those shares. Such shares constituted 25% of the ownership of NSC as of February 2012. In May 2013, NSC repaid a $5.7 million loan payable to CW-Cooperatief by issuing additional shares of its stock. As a result of this share issuance to CW-Cooperatief, we acquired 99.99% of the ownership of NSC. The Option Agreement contained an anti-dilution provision that required us to issue new shares in NSC of an amount sufficient to maintain the individual shareholder’s 25% ownership interest in NSC if (i) any new shares of NSC were issued subsequent to the execution of the Option Agreement; and (ii) we did not exercise our share purchase option by February 7, 2014. We exercised our option and paid the $1.0 million to the individual shareholder to purchase the Option Agreement shares in February 2014.

In October 2015, we learned that EWG has filed a lawsuit against the individual shareholder, NSC, NSA, CW-Cooperatief, Ricardo del Monte Nunez, Carlos Eduardo Ahumada Arruit, Luis de Angitia Becerra, and the Public Registry of Commerce of Tijuana, Baja California in the Civil Court located in Tecate, Baja California, Mexico.

In this lawsuit, EWG challenged, among other things, the capital investment transactions that increased our ownership interest in NSC to 99.99%. EWG requested that the court, as a preliminary matter: (a) suspend of the effectiveness of the challenged transactions; (b) order of public officials in Mexico to record the pendency of the lawsuit in the public records; and (c) appoint an inspector for NSA and NSC to oversee its commercial activities. The court granted, ex-parte, the preliminary relief sought by EWG, which resulted in the placement of inscriptions for the lawsuit on NSC’s public records.

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

On September 6, 2016, the Tecate, Mexico court issued a decree granting the counter-guaranty requested by NSC. Such counter-guaranty was fixed in the amount of 300,000 Mexican pesos and was given to the court on October 13, 2016 at which time all remaining ex-parte restrictions on NSC related to the challenged transactions were suspended.

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

The effective dates of ASU 2016-08, ASU 2016-10, ASU 2016-11, ASU 2016-12, and ASU 2016-20 are the same as ASU 2015-14 discussed above. We intend to elect the modified retrospective method to all active contracts on the date of initial application. This will involve applying the guidance retrospectively only to the most current period presented in the financial statements and recognizing the cumulative effect of initially applying the guidance as an adjustment to the January 1, 2018 opening balance of retained earnings at the date of initial application. Based on an analysis we have performed, the adoption of ASC 606, Revenue from Contracts with Customers will not have a material impact on our financial position, results of operations or cash flows.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which provides guidance for the recognition, measurement, presentation and disclosure of financial assets and financial liabilities. ASU 2016-01 is effective for fiscal years, and for interim periods within those years, beginning after December 15, 2017 and, for most provisions, is effective using the cumulative-effect transition approach. Early application is permitted for certain provisions. We currently are evaluating the effect the adoption of this amendment will have on our consolidated financial statements. The adoption of ASU 2016-01 is not expected to have a material impact on our financial position, results of operations or cash flows.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which provides guidance for accounting for leases. The new guidance requires companies to recognize the assets and liabilities for the rights and obligations created by leased assets. The accounting guidance for lessors will remain relatively largely unchanged. ASU 2016-02 is effective for annual and interim periods beginning after December 15, 2018. Early adoption is permitted. We currently are evaluating the effect the adoption of this amendment will have on our consolidated financial statements. We expect that the adoption of the new lease standard will have a material impact on our condensed consolidated balance sheet due to the recognition of right-of-use assets and lease liabilities principally for certain leases currently accounted for as operating leases.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which clarifies how certain cash receipts and payments are presented in the statement of cash flows. ASU 2016-15 is effective for annual periods beginning after December 15, 2017 and early adoption is permitted. We currently are evaluating the effect the adoption of this amendment will have on our consolidated financial statements. The adoption of ASU 2016-15 is not expected to have a material impact on our financial position, results of operations or cash flows.

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which removes Step 2 of the goodwill impairment test. Goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill allocated to that reporting unit. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. ASU 2017-04 should be applied on a prospective basis and is effective for annual periods beginning January 1, 2020. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The adoption of ASU 2017-04 is not expected to have a material impact on our financial position, results of operations or cash flows.

Dividends

•	On January 31, 2017, we paid a dividend of $0.075 to shareholders of record on January 2, 2017.
•	On May 1, 2017, we paid a dividend of $0.075 to shareholders of record on April 3, 2017.
•	On July 31, 2017, we paid a dividend of $0.075 to shareholders of record on July 3, 2017
•	On August 15, 2017, our Board declared a dividend of $0.075 payable on October 31, 2017 to shareholders of record on October 2, 2017.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

CW-Bali

On October 20, 2017, a customer of CW-Bali filed a lawsuit in the Denpasar District Court, Bali, Indonesia against CW-Bali, its President and the Company’s Chief Financial Officer in his capacity as the President of CW-Bali’s Board of Commissioners (i.e. Directors) seeking compensatory damages of 57.1 billion rupiahs and punitive damages of 26 billion rupiahs as a result of the anticipatory breach of this customer’s water supply agreement arising from CW-Bali’s planned cessation of operations. Such damages were equivalent to approximately $4.2 million and $1.9 million, respectively, as of the exchange rate on November 8, 2017. We believe this lawsuit is without merit and will vigorously defend CW-Bali and the other two defendants. However, until this lawsuit is resolved we are legally prohibited from disposing of our investment in CW-Bali or any of CW-Bali’s assets.

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

EWG Litigation

In May 2010, we acquired, through our wholly-owned Netherlands subsidiary, Consolidated Water Cooperatief, U.A., (“CW-Cooperatief”) a 50% interest in N.S.C. Agua, S.A. de C.V. (“NSC”), a development stage Mexican company. We have since purchased, through the conversion of a loan we made to NSC, sufficient shares to raise our ownership interest in NSC to 99.99%. NSC was formed to pursue a project encompassing the construction, operation and minority ownership of a 100 million gallon per day seawater reverse osmosis desalination plant to be located in northern Baja California, Mexico and an accompanying pipeline to deliver water to the Mexican potable water system (the “Project”).

Immediately following CW-Cooperatief’s acquisition of its initial 50% ownership in NSC, the remaining 50% ownership interest in NSC was held by an unrelated company, Norte Sur Agua, S. de R.L. de C.V. (“NSA”). NSA subsequently transferred ownership of half of its shares in NSC to EWG Water LLC (“EWG”) and the other half of its shares in NSC to Alejandro de la Vega (the “individual shareholder”). In February 2012, we paid $300,000 to enter into an agreement (the “Option Agreement”) that provided us with an option, exercisable through February 7, 2014, to purchase the shares of NSC owned by the individual shareholder for a price of $1.0 million along with an immediate power of attorney to vote those shares. Such shares constituted 25% of the ownership of NSC as of February 2012. In May 2013, NSC repaid a $5.7 million loan payable to CW-Cooperatief by issuing additional shares of its stock. As a result of this share issuance to CW-Cooperatief, we acquired 99.99% of the ownership of NSC. The Option Agreement contained an anti-dilution provision that required us to issue new shares in NSC of an amount sufficient to maintain the individual shareholder’s 25% ownership interest in NSC if (i) any new shares of NSC were issued subsequent to the execution of the Option Agreement; and (ii) we did not exercise our share purchase option by February 7, 2014. We exercised our option and paid the $1.0 million to the individual shareholder to purchase the Option Agreement shares in February 2014.

In October 2015, we learned that EWG filed a lawsuit against the individual shareholder, NSC, NSA, CW-Cooperatief, Ricardo del Monte Nunez, Carlos Eduardo Ahumada Arruit, Luis de Angitia Becerra, and the Public Registry of Commerce of Tijuana, Baja California in the Civil Court located in Tecate, Baja California, Mexico.

In this lawsuit, EWG challenged, among other things, the capital investment transactions that increased our ownership interest in NSC to 99.99%. EWG requested that the court, as a preliminary matter: (a) suspend the effectiveness of the challenged transactions; (b) order public officials in Mexico to record the pendency of the lawsuit in the public records; and (c) appoint an inspector for NSA and NSC to oversee its commercial activities. The Court granted, ex-parte, the preliminary relief sought by EWG, which resulted in the placement of inscriptions for the lawsuit on NSC’s public records.

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

On September 6, 2016, the Tecate, Mexico Court issued a decree granting the counter-guaranty requested by NSC. Such counter-guaranty was fixed in the amount of MXP 300,000.00 Mexican pesos and was given to the Court on October 13, 2016 at which time all remaining ex-parte restrictions on NSC related to the challenged transactions were suspended.

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

In the Cayman Islands, we provide water to retail customers under a license issued in July 1990 by the Cayman Islands government that grants our subsidiary, Cayman Water, the exclusive right to provide water to retail customers within our licensed service area. Pursuant to the license, we have the exclusive right to produce potable water and distribute it by pipeline to our licensed service area, which consists of two of the three most populated areas of Grand Cayman, the Seven Mile Beach and West Bay areas. For the three months ended September 30, 2017 and 2016, we generated approximately 33% and 38%, respectively, of our consolidated revenues and 48% and 52%, respectively, of our consolidated gross profit from the retail water operations conducted pursuant to Cayman Water’s exclusive license. For the nine months ended September 30, 2017 and 2016, we generated approximately 38% and 40%, respectively, of our consolidated revenues and 52% and 55%, respectively, of our consolidated gross profit from the retail water operations conducted pursuant to Cayman Water’s exclusive license.

The license was originally scheduled to expire in July 2010 but has been extended several times by the Cayman Islands government in order to provide the parties with additional time to negotiate the terms of a new license agreement. The most recent extension of the license expires on January 31, 2018.

In October 2016, the Government of the Cayman Islands passed legislation which created a new utilities regulation and competition office (“OfReg”). OfReg is an independent and accountable regulatory body with a view of protecting the rights of consumers, encouraging affordable utility services, and promoting competition. OfReg, which began operations in January 2017, has the ability to supervise, monitor and regulate multiple utility undertakings and markets. Supplemental legislation was passed by the Government of the Cayman Islands in April 2017, which transferred responsibility for economic regulation of the water utility sector from the Water Authority-Cayman to OfReg. In July 2017, we began license negotiations with OfReg for a new retail license in the Cayman Islands and such negotiations are continuing.

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

We have paid $21.4 million for land, right of ways and equipment and incurred development expenses of approximately $22.6 million to date for a possible project in Mexico. We expect to expend significant additional funds in 2017 to continue to pursue this project. However, we may not be successful in completing this project.

We own a 99.99% interest in N.S.C. Agua, S.A. de C.V. (“NSC”), a development stage Mexico company formed to pursue a project encompassing the construction, operation and minority ownership of a 100 million gallon per day seawater reverse osmosis desalination plant to be located in northern Baja California, Mexico and an accompanying pipeline to deliver water to the Mexican potable water system (the “Project”). As of September 30, 2017, our condensed consolidated balance sheet includes purchases for the Project of approximately $21.4 million for land, right of ways and equipment. The project development activities we have conducted, which include conducting an equipment piloting plant and water data collection program at the proposed feed water source, completing various engineering studies and obtaining various governmental permits, have resulted in additional developmental expenses totaling $22.6 million from 2010 through September 30, 2017.

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

On August 17, 2016, NSC and NuWater incorporated Newco under the name Aguas de Rosarito S.A.P.I. de C.V. (“AdR”), a special purpose company, to complete the Project and executed a shareholders agreement agreeing among other things that: (i) AdR would purchase the land and other Project assets from NSC on the date that the Project begins commercial operation and (ii) AdR would enter into a Management and Technical Services Agreement with NSC effective on the first day that the Project begins commercial operation. As of September 30, 2017 and December 31, 2016, NSC owned 99.6% of AdR.

On August 22, 2016, the Public Private Partnership Agreement for public private partnership number 002/2015, contest number SIDUE-CEA-APP-2015-002 (“APP Contract”), was executed between AdR, the State Water Commission of Baja California (“CEA”), the Government of Baja California represented by the Secretary of Planning and Finance and the Public Utilities Commission of Tijuana (“CESPT”). The APP Contract requires AdR to design, construct, finance and operate a seawater desalination plant (and accompanying aqueducts) with a capacity of up to 100 million gallons per day in two phases: the first with a capacity of 50 million gallons per day and an aqueduct to the Mexican potable water system in Tijuana, Baja California; and the second phase with a capacity of 50 million gallons per day and an aqueduct to a second delivery point in Tijuana. The first phase must be operational within 36 months of commencing construction and the second phase must be operational by the end of 2024. The APP Contract further requires AdR to operate and maintain the plant and aqueducts for a period of 37 years starting from the commencement of operation of the first phase. At the end of the operating period, the plant and aqueducts will be transferred to CEA.

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

On December 30, 2016, the Congress of the State of Baja California, Mexico passed Decreto #57 which, among other things, ratified and authorized the execution of the APP Contract.  Earlier this year, following consultations between representatives of the State of Baja California and the Ministry of Finance of the Federal Government of Mexico, it was determined that certain amendments to Decreto #57 were required in order to comply with recent changes to the Federal Fiscal Discipline Law.  In addition, during the course of its recent due diligence related to the potential financing of the Project, the North American Development Bank requested that the State of Baja California amend Decreto #57 to authorize the inclusion of revenues from the CESPT in the primary payment trust for the Project.  These amendments are included in Decreto #95 which is currently under consideration by the Congress of the State of Baja California.  We cannot say with any certainty whether or not Decreto #95 will be approved by the Congress.  In the event that Decreto #95 is ultimately not approved, we may not be able to obtain the debt financing required to complete the Project.

As of September 30, 2017, AdR has paid approximately $665,000 for deposits on, or purchases of, rights of way for the Phase 1 aqueduct, which are included in other assets on our condensed consolidated balance sheet.

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

If AdR is ultimately unable to proceed with the Project, the land NSC has purchased and the right of way deposits may lose their strategic importance as the site for the Project and consequently may decline in value. If AdR does not proceed with the Project, NSC may ultimately be unable to sell this land or recoup their right of way deposits for an amount at least equal to its current carrying value of approximately $21.2 million ($20.56 million for the land and $665,000 for the right of way deposits), and any loss on sale of the land, or impairment loss NSC may be required to record as a result of a decrease in the fair value could have a material adverse impact on the Company’s results of operations.

EWG Water LLC (“EWG”), a minority shareholder in NSC, has filed a lawsuit against NSC, CW-Cooperatief, the Public Registry of Commerce of Tijuana, Baja California, and other parties in the Civil Court located in Tecate, Baja California, Mexico.

In this lawsuit, EWG challenged, among other things, the capital investment transactions that increased our ownership interest in NSC to 99.99%. EWG requested that the court, as a preliminary matter: (a) suspend the effectiveness of the challenged transactions; (b) order public officials in Mexico to record the pendency of the lawsuit in the public records; and (c) appoint an inspector for NSC to oversee its commercial activities. The court granted, ex-parte, the preliminary relief sought by EWG, which resulted in the placement of inscriptions for the lawsuit on NSC’s public records.

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

In February 2016, we acquired a 51% ownership interest in Aerex. In connection with this acquisition, we recorded initial goodwill of $8,035,211. Aerex’s actual results of operations in the months following our acquisition of this company fell significantly short of the projected results that were included in the overall cash flow projections we utilized to determine the purchase price for Aerex and the fair values of its assets and liabilities. Due to this shortfall in Aerex’s results of operations, we updated our projections for Aerex’s future cash flows and tested Aerex’s goodwill for possible impairment as of September 30, 2016 by estimating its fair value using the discounted cash flow method. As a result of this impairment testing, we determined that the carrying value of our Aerex goodwill exceeded its fair value, and recorded an impairment loss of $1,750,000 for the three months ended September 30, 2016 to reduce the carrying value of this goodwill to $6,285,211. We may be required to record additional impairment losses to reduce the carrying value of our Aerex goodwill in future periods if we determine it likely that Aerex’s results of operations will fall short of our most recent projections of its future cash flows. Such impairment losses could have a material adverse impact on our results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In July 2017, we issued 1,340 shares of preferred stock to 11 employees for cash at a price of $8.35 per share. The issuance of the preferred stock to six of the employees was exempt from registration under Regulation S promulgated under the Securities Act of 1933, as amended (the “Securities Act”) because the shares were issued outside of the United States to non-US persons (as defined in Regulation S). Five of the employees are US persons and the issuance of such shares to them was exempt under Section 4(a)(2) of the Securities Act. The US persons are knowledgeable, sophisticated and experienced in making investment decisions of this kind and received adequate information about us or had adequate access, including through the employee’s business relationship with us, to information about us.

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

Date: November 9, 2017

