Form 10-K
period 2017-12-31
Consolidated Water Co. Ltd.
filed 2018-03-16
CIK 928340

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Yes ☒       No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this 10-K or any amendments to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or emerging growth company. See the definition of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

Yes ☐       No ☒

The aggregate market value of common stock held by non-affiliates of the registrant, based on the closing sales price for the registrant’s common shares, as reported on the NASDAQ Global Select Market on June 30, 2017, was $179,310,101.

As of March 9, 2018, 14,946,281 shares of the registrant’s common shares were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s Proxy Statement related to its Annual Shareholders’ Meeting will be subsequently filed with the Securities and Exchange Commission and are incorporated by reference into Part III of this Form 10-K.

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

Overview

We develop and operate seawater desalination plants (that utilize reverse osmosis technology) and water distribution systems in areas where naturally occurring supplies of potable water are scarce. Through our subsidiaries and affiliate, we provide the following services to our customers in the Cayman Islands, The Bahamas, Belize, the British Virgin Islands, the United States and Indonesia:

•	Retail Water Operations. We produce and supply water to end-users, including residential, commercial and government customers in the Cayman Islands under an exclusive retail license issued by the Cayman Islands government to provide water in two of the three most populated and rapidly developing areas on Grand Cayman Island. We also have a desalination plant in Bali, Indonesia that sells water to resort and residential properties. In 2017, our retail water operations generated approximately 37% of our consolidated revenues. Substantially all of our retail revenues were generated by our Grand Cayman operations.

•	Bulk Water Operations. We produce and supply water to government-owned distributors in the Cayman Islands, Belize and the Bahamas. In 2017, our bulk water operations generated approximately 51% of our consolidated revenues.

•	Services Operations. We provide desalination plant management and operating services to affiliated companies and design, construct and sell desalination plants to third parties. In 2017, our services operations generated approximately 1% of our consolidated revenues.

•	Manufacturing Operations. We manufacture and service a wide range of water-related products and provide design, engineering, management, operating and other services applicable to commercial, municipal and industrial water production, supply and treatment as a result of our acquisition of 51% of the equity ownership of Aerex Industries, Inc. on February 11, 2016. Substantially all of Aerex’s customers are U.S. companies. In 2017, our manufacturing operations generated approximately 11% of our consolidated revenues.

•	Affiliate Operations. We own 50% of the voting rights and 43.53% of the equity rights of Ocean Conversion (BVI) Ltd., which produces and supplies bulk water to the British Virgin Islands Water and Sewerage Department.

As of December 31, 2017, the number of plants we, or our affiliate, operated in each country and the production capacities of these plants are as follows:

Location	Plants	Capacity(1)
Cayman Islands	6	8.9
Bahamas	3	15.2
Belize	1	0.6
British Virgin Islands	2	0.8
Bali	1	0.3
Total	13	25.8

(1)	In millions of gallons per day.

Strategy

Our primary strategy is to provide water services in areas where (i) the supply of potable water is scarce and (ii) the production of potable water by reverse osmosis desalination is, or will be, economically viable for customers in those areas. We also seek to complement this primary strategy with other products and services relevant to desalination, water production and water treatment. We focus primarily on markets with the following characteristics:

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

Key elements of our strategy include:

•	Expanding our existing operations in the Cayman Islands and The Bahamas. We plan to continue to seek new water supply agreements and licenses, renewing our existing supply agreements, and increasing our production levels in our two largest existing markets.

•	Penetrating new markets. We plan to continue to seek opportunities to profitably expand our operations into new markets that have significant unfulfilled demands for potable water. These markets include the rest of the Caribbean, Mexico, the United States and any other areas where we can provide water on a profitable basis and in favorable regulatory environments. We may pursue these opportunities either on our own or through joint ventures and strategic alliances.

•	Broadening our existing and future operations with complementary products and services. We plan to pursue opportunities to leverage our water-related expertise to enter complementary industries that can serve as viable complements to our existing businesses. We may pursue these opportunities either on our own or through joint ventures, strategic alliances and/or acquisitions.

Our Company

We conduct our operations in the Cayman Islands, The Bahamas, Belize, the British Virgin Islands, Mexico, the United States and Indonesia through our subsidiaries and our affiliate, as detailed below.

Retail Segment

Cayman Water Company Limited (“Cayman Water”). Cayman Water operates under an exclusive retail license granted by the Cayman Islands government to provide water to customers within a prescribed service area on Grand Cayman that includes the Seven Mile Beach and West Bay areas, two of the three most populated areas in the Cayman Islands. Cayman Water owns and operates three desalination plants and is the only non-government-owned public water utility on Grand Cayman.

Consolidated Water (Asia) Pte. Limited (“CW-Asia”) and PT Consolidated Water Bali (“CW-Bali”). We own 95% of CW-Asia, a Singapore company, which owns 95% of CW-Bali, an Indonesian company. CW-Bali owns and operates a desalination plant that provides water to resort and residential properties in the Nusa Dua area of Bali, Indonesia.

Aquilex, Inc. (“Aquilex”). Aquilex, a United States company, provides financial, engineering, information technology, administrative and supply chain management support services to our subsidiaries and affiliate. We include Aquilex in our retail segment for financial reporting purposes; however, it provides services to all four of our business segments.

Bulk Segment

Consolidated Water (Bahamas) Limited (“CW-Bahamas”). We own 90.9% of CW-Bahamas, which provides bulk water under long-term contracts to the Water and Sewerage Corporation of The Bahamas (“WSC”), a government agency. CW-Bahamas owns and operates our largest desalination plant and two other desalination plants.

Consolidated Water (Belize) Limited (“CW-Belize”). CW-Belize owns and operates one desalination plant and has an exclusive contract to provide bulk water to Belize Water Services Ltd., a water distributor that serves residential, commercial and tourist properties in Ambergris Caye, Belize.

Ocean Conversion (Cayman) Limited (“OC-Cayman”). OC-Cayman provides bulk water under licenses and agreements to the Water Authority-Cayman (“WAC”), a government-owned utility and regulatory agency, which distributes the water to properties located outside our exclusive retail license service area in Grand Cayman. OC-Cayman operates three desalination plants owned by the WAC.

Services Segment

DesalCo Limited (“DesalCo”). A Cayman Islands company, DesalCo provides management, engineering and construction services for desalination projects as well as management and engineering services relating to municipal water distribution and treatment.

Consolidated Water Cooperatief, U.A. (“CW-Cooperatief”), N.S.C. Agua, S.A. de C.V. (“NSC”) and Aguas de Rosarito S.A.P.I. de C.V. (“AdR”). CW-Cooperatief is a wholly-owned Netherlands subsidiary incorporated in 2010. CW-Cooperatief owns 99.9% interest of NSC, a Mexican company. NSC was formed to pursue a project encompassing the design, construction, ownership and operation of a 100 million gallon per day seawater reverse osmosis desalination plant to be located in northern Baja California, Mexico and accompanying pipeline to deliver water to the Mexican potable water system. This project is currently in the development stage and NSC does not generate any operating revenues. In August 2016, NSC and another party incorporated AdR, a special purpose Mexican company, that will ultimately own the Mexico project if it proceeds. NSC owns 99.6% of AdR and in February 2018, our subsidiary Consolidated Water U.S. Holdings, Inc. acquired the remaining 0.4% of AdR’s equity ownership previously held by an unrelated party.

Manufacturing Segment

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

Our Operations

For fiscal year 2017, our retail water, bulk water, services and manufacturing segments generated approximately 37%, 51%, 1% and 11%, respectively, of our consolidated revenues. For additional information about our business segments and geographical information about our operating revenues and long-lived assets, see Note 16 to our consolidated financial statements at ITEM 8 of this Annual Report.

Retail Water Operations

For fiscal years 2017, 2016 and 2015, our retail water operations accounted for approximately 37%, 41% and 41%, respectively, of our consolidated revenues. This business produces and supplies water to end-users, including residential, commercial and government customers in the Cayman Islands and Bali, Indonesia.

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

The license was originally scheduled to expire in July 2010 but has been extended several times by the Cayman Islands government in order to provide the parties with additional time to negotiate the terms of a new license agreement. The most recent extension of the license expired on January 31, 2018. We continue to provide water subsequent to January 31, 2018 on the assumption that the license has been further extended to allow the parties to continue negotiations without interruption to an essential service.

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

Under its present license, Cayman Water pays a royalty to the government of 7.5% of its gross retail water sales revenues (excluding energy cost adjustments). The selling prices of water sold to its customers are determined by the license and vary depending upon the type and location of the customer and the monthly volume of water purchased. The license provides for an automatic adjustment for inflation or deflation on an annual basis, subject to temporary limited exceptions, and an automatic adjustment for the cost of electricity on a monthly basis. The WAC, on behalf of the government, previously reviewed and confirmed the calculations of the price adjustments for inflation and electricity costs. Effective May 22, 2017, regulatory responsibility for the water utility sector was transferred from the WAC to OfReg and all reviews and confirmations of calculations of the price adjustments for inflation and electricity costs are now performed by OfReg. If Cayman Water wants to adjust its prices for any reason other than inflation or electricity costs, Cayman Water has to request prior approval of the Cabinet of the Cayman Islands government. Disputes regarding price adjustments would be referred to arbitration.

See also ITEM 1.A. RISK FACTORS and ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Material Commitments, Expenditures and Contingencies - Renewal of Retail License.

Our retail operations in the Cayman Islands produce potable water at three reverse osmosis seawater conversion plants in Grand Cayman located at our Abel Castillo Water Works (“ACWW”), Britannia and West Bay sites. We own the land for our ACWW and West Bay plants and have entered into a lease for the land for our Britannia plant that expires January 1, 2027. The current production capacity of the plant located at ACWW is 2.0 million gallons of water per day. The production capacity of the Britannia plant is 715,000 gallons of water per day. The production capacity of the West Bay plant is 885,000 gallons of water per day.

Electricity to our plants is supplied by Caribbean Utilities Co. Ltd., a publicly traded utility company. We maintain diesel engine-driven standby generators at all three retail plant sites with sufficient capacity to operate our distribution pumps and other essential equipment during any temporary interruptions in electricity supply. Standby generation capacity is available at our ACWW plants and West Bay plant to operate a portion of the water production capacity as well.

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

We bill our customers on a monthly basis based on metered consumption and bills are typically collected within 30 to 35 days after the billing date. Receivables not collected within 45 days subject the customer to disconnection from water service. In 2017, 2016 and 2015, bad debts represented less than 1% of our total annual retail sales. In addition to their past due invoice balance, customers that have had their service disconnected must pay re-connection charges.

Historically, demand on our pipeline distribution has varied throughout the year. Demand depends upon various factors including the number of tourists visiting and the amount of rainfall during any particular time of the year and other cyclical climate conditions. In general, the majority of tourists come from the United States during the winter which is also the dry season in the Cayman Islands.

Retail Operations in Bali, Indonesia

Our subsidiary, CW-Bali, completed the construction of, and began operating, a seawater desalination plant with an initial capacity of 790,000 gallons per day in Nusa Dua, one of the primary tourist areas of Bali, Indonesia. Nusa Dua has a target customer profile consisting of tourist resorts and luxury/vacation residences comparable to our retail service area on Grand Cayman. We believed the water demands of these properties in Nusa Dua already exceeded the supply capacity of the local public water utility and would soon exceed other local sources (such as wells), and that other areas of Bali would also eventually experience fresh water shortages. Since desalination had not been employed to any meaningful extent in Bali, we concluded that to obtain customers in Bali we were required to first demonstrate the viability of desalination as well as our capabilities and expertise. Consequently, we elected to construct this plant before obtaining water supply agreements for its production.

Since its inception, we have recorded operating losses for CW-Bali as the sales volumes for its plant have not been sufficient to cover its operating costs. In May 2017, after considering CW-Bali’s historical and projected operating losses, its on-going funding requirements, the current business and economic environment in Bali and our inability to obtain a strategic partner for CW-Bali, our Board of Directors formally resolved to discontinue CW-Bali’s operations. Shortly thereafter, we reduced the capacity of CW-Bali’s plant to 264,000 gallons per day by transferring two of its reverse osmosis desalination units to other operations. We planned to cease the production of water in Bali, sell its stock in CW-Bali or CW-Bali’s net assets, and exit the Bali market at the earliest practical date, which we initially believed would be no later than March 31, 2018. However, in October 2017, CW-Bali’s sole remaining customer filed a lawsuit in Bali, Indonesia against CW-Bali seeking compensatory and punitive damages. Until this lawsuit is resolved we are legally prohibited from disposing of our investment in CW-Bali or any further dispositions of CW-Bali’s assets.

See further discussion of CW-Bali at ITEM 3. LEGAL PROCEEDINGS and ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Bulk Water Operations

For fiscal years 2017, 2016 and 2015, our bulk water operations accounted for approximately 51%, 51% and 56%, respectively, of our consolidated revenues. These operations produce potable water from seawater and sells this water to governments in the Cayman Islands, Belize and The Bahamas.

Bulk Water Operations in the Cayman Islands

Through our wholly-owned subsidiary OC-Cayman we provide bulk water to the WAC, a government-owned utility and regulatory agency, under various agreements. The WAC in turn distributes that water to properties in Grand Cayman outside of our retail license area.

The water we sell to the WAC is produced at three reverse osmosis seawater conversion plants in Grand Cayman owned by the WAC but designed, built and operated by OC-Cayman: the North Sound, Red Gate and North Side Water Works plants, which have production capacities of approximately 1.6 million, 1.3 million and 2.4 million gallons of water per day, respectively. The plants we operate for the WAC are located on land owned by the WAC.

The current operating agreements for the North Sound, Red Gate and North Side Water Works plants expire in July 2018, July 2018, and June 2019, respectively. We have been informed by the WAC that they intend to conduct a public bidding process for new operating agreements for the North Sound and Red Gate plants and we plan to submit a bid for both of these agreements.

Bulk Water Operations in Belize

In Belize, we sell bulk water through our wholly-owned subsidiary CW-Belize, which is the exclusive provider of water in Ambergris Caye to Belize Water Services Ltd. (“BWSL”), a government-controlled entity which distributes the water through its own pipeline system to residential, commercial and tourist properties. BWSL distributes our water primarily to residential properties, small hotels, and businesses that serve the tourist market.

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

Bulk Water Operations in The Bahamas

We sell bulk water in The Bahamas through our majority-owned subsidiary, CW-Bahamas, to the WSC, which distributes the water through its own pipeline system to residential, commercial and tourist properties on the Island of New Providence. We also sell water to a private resort on Bimini.

We supply bulk water in The Bahamas from our Windsor, Blue Hills and Bimini plants.

The water supply agreement for our Windsor plant, which has a capacity of 3.1 million gallons per day, was originally scheduled to expire in July 2013. Subsequent to July 2013, we continued to supply water from the Windsor plant on a month-to-month basis at the request of the government of The Bahamas. On December 28, 2016, we executed an amendment to the Windsor water supply agreement with the WSC, pursuant to which the agreement was extended for 15 years for a minimum of 16.8 million gallons per week. Pursuant to the amended agreement, CW-Bahamas is required to complete capital improvements to the Windsor plant to ensure that the plant can meet its performance guarantees during the extended agreement period. The per gallon price for the water supplied under the extended agreement, excluding the pass-through energy component, is approximately 18% less than the price in effect at December 31, 2016. The remaining terms of the amended agreement are substantially consistent with those of the original Windsor water supply agreement.

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

Services Operations

For fiscal years 2017, 2016 and 2015, our services operations accounted for approximately 1%, 1% and 3%, respectively, of our consolidated revenues. Presently, our services operations are providing services in the British Virgin Islands. In the past, we have also provided services to the WAC in the Cayman Islands and to the WSC in The Bahamas.

We provide design, engineering and construction services for desalination projects through DesalCo, which is recognized by suppliers as an original equipment manufacturer of reverse osmosis seawater desalination plants. DesalCo also provides management and procurement services for desalination plants and engineering services relating to municipal water production, distribution and treatment. DesalCo also conducts research and development. DesalCo sometimes tests new components and technology offered by suppliers in our business and, at times, we collaborate with suppliers in the development of their products.

Manufacturing Operations

Our manufacturing operations consists of Aerex, an original equipment manufacturer and service provider of a wide range of products and services applicable to desalination, municipal water treatment and industrial water and wastewater treatment. Its products include reverse osmosis desalination equipment, membrane separation equipment, filtration equipment, piping systems, vessels and custom fabricated components. Aerex also offers engineering, design, consulting, inspection, training and equipment maintenance services to its customers. Aerex’s manufacturing facility and headquarters are located in Fort Pierce, Florida and substantially all of its customers are U.S. companies. We acquired our 51% ownership interest in Aerex as of February 11, 2016.

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

Through our DesalCo subsidiary, we provide certain engineering and administrative services to OC-BVI for a monthly fee and a bonus arrangement which provides for payment of 4% of the net operating income of OC-BVI.

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

OC-BVI owns and operates a desalination plant located at Bar Bay, Tortola with a capacity of 720,000 gallons per day. Pursuant to a water supply agreement with the BVI government, OC-BVI is required to supply up to 600,000 gallons per day to the BVI government. This water supply agreement was scheduled to expire in March 2017 but was extended in February 2017 to March 2031. The per gallon price for the water supplied under the extended agreement, excluding the pass-through energy component, is approximately 31% less than the price in effect at December 31, 2016. The remaining terms of the extended agreement are substantially consistent with those of the original Bar Bay water supply agreement.

OC-BVI purchases electrical power to operate this plant from BVI Electric Co. and operates diesel engine driven emergency power generators which can produce 100% of the plant’s production capacity when BVI Electric Co. is unable to provide power to the plant.

OC-BVI’s plant on the island of Jost Van Dyke has a capacity of 60,000 gallons per day. This plant operates under a 10-year contract with the BVI government that expired July 8, 2013. Pursuant to the contract, OC-BVI is operating the plant on a year-to-year basis until the BVI government informs OC-BVI of its intention to extend the existing contract or enter into a new agreement. We purchase electrical power to operate this plant from BVI Electric Co.

Reverse Osmosis Technology

The conversion of seawater to potable water is called desalination. The two primary forms of desalination are distillation and reverse osmosis. Both methods are used throughout the world and technologies are improving to lower the costs of production. Reverse osmosis is a fluid separation process in which the saline water (i.e. seawater) is pressurized and the fresh water is separated from the saline water by passing through a semi-permeable membrane which rejects the salts. The saline water is first passed through a pretreatment system, which generally consists of fine filtration and treatment chemicals, if required. Pre-treatment removes suspended solids and organics which could cause fouling of the membrane surface. Next, a high-pressure pump pressurizes the saline water thus enabling approximately 40% conversion of the saline water to fresh water as it passes through the membrane, while more than 99% of the dissolved salts are rejected and remain in the now concentrated saline water. This concentrate is discharged without passing through the membrane; however, the remaining hydraulic energy in the concentrate is transferred to the initial saline feed water with an energy recovery device thus reducing the total energy requirement for the reverse osmosis system. The final step is post-treatment, which consists of stabilizing the produced fresh water (thereby removing undesirable dissolved gases), adjusting the pH and (if necessary) the mineral content, and providing chlorination to prepare it for distribution.

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

Raw Materials and Sources of Supply

All materials, parts and supplies essential to our business operations are obtained from multiple sources and we use the latest industry technology. Prior to our acquisition of Aerex, we did not manufacture any parts or components for equipment essential to our business. Aerex has manufactured some of the key components for some of our plants in the past and we expect Aerex to continue to do so. Our access to seawater for processing into potable water is granted through our licenses and contracts with governments of the various jurisdictions in which we have our operations.

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

The Cayman Islands

The Cayman Islands are a British Overseas Territory and have had a stable political climate since 1670, when the Treaty of Madrid ceded the Cayman Islands to England. The Queen of England appoints the Governor of the Cayman Islands to make laws with the advice and consent of the legislative assembly. The legislative assembly consists of 19 elected members and two members appointed by the Governor from the Civil Service. The Cabinet is responsible for day-to-day government operations. The Cabinet consists of the Premier and six other ministers who are chosen by the Premier from its 19 popularly elected members, and the two Civil Service members. The elected members choose from among themselves a leader, who is designated the Premier, and is in effect the leader of the elected government. The Governor has reserved powers and the United Kingdom retains full control over foreign affairs and defense. The Cayman Islands are a common law jurisdiction and have adopted a legal system similar to that of the United Kingdom.

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

Under the current laws of the Commonwealth of The Bahamas, no income, corporation, capital gains or other taxes are payable by us. We are required to pay an annual business license fee (the calculation of which is based on our preceding year’s financial statements) which to date has not been material to the results of our Bahamas operations. We are also required to pay a value added tax on materials and services we purchase.

Belize

Belize achieved full independence from the United Kingdom in 1981. Today, Belize is a constitutional monarchy with the adoption of a constitution in 1981. Based on the British model with three independent branches, the Queen of England is the constitutional head of state, represented by a Governor General. A Prime Minister and cabinet make up the executive branch, while a 31 member elected House of Representatives and a 13 member appointed Senate form a bicameral legislature. The cabinet consists of a prime minister, other ministers and ministers of state who are appointed by the Governor-General on the advice of the Prime Minister, who has the support of the majority party in the House of Representatives. Belize is an English common law jurisdiction with a Supreme Court, Court of Appeal and local Magistrate Courts.

The Government of Belize has exempted CW-Belize from certain customs duties and all revenue replacement duties until April 18, 2026, and had exempted CW-Belize from company taxes until January 28, 2006. Belize levies a gross receipts tax on corporations at a rate varying between 0.75% and 25%, depending on the type of business, and a corporate income tax at a rate of 25% of chargeable income. Gross receipts tax payable amounts are credited towards corporate income tax. The Government of Belize also implemented certain environmental taxes and a general sales tax effective July 1, 2006 and increased certain business and personal taxes and created new taxes effective March 1, 2005. Belize levies import duty on most imported items at rates varying between 0% and 45%, with most items attracting a rate of 20%. Under the terms of our water supply agreement with BWSL, we are reimbursed by BWSL for all taxes and customs duties that we are required to pay and we record this reimbursement as an offset to our tax expense.

The British Virgin Islands

The British Virgin Islands (the “BVI”) is a British Overseas Territory, with the Queen of England as the Head of State and Her Majesty’s representative, the Governor, responsible for external affairs, defense and internal security, the Civil Service and administration of the courts. Since 1967, the BVI has held responsibility for its own internal affairs.

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

Market and Service Area

Although we currently operate in the Cayman Islands, Belize, the British Virgin Islands, The Bahamas, the United States and Indonesia, we believe that our potential market consists of any location where a need exists for potable water and with access to seawater or brackish water. The desalination of seawater, either through distillation or reverse osmosis, is the most widely used process for producing potable water in areas with an insufficient natural supply. We believe our experience in the development and operation of reverse osmosis desalination plants will provide us with significant opportunities to successfully expand our operations beyond the markets in which we currently operate.

Cayman Islands. The Cayman Islands government, through the WAC, supplies water to the areas of Grand Cayman that are not within our licensed area, as well as to Cayman Brac. We operate all but one of the reverse osmosis desalination plants owned by the WAC on Grand Cayman and supply water under licenses and supply agreements held by OC-Cayman with the WAC.

According to the most recent information published by the Economics and Statistics Office of the Cayman Islands Government, the population of the Cayman Islands was estimated in December 2016 to be 61,361. According to the figures published by the Department of Tourism Statistics Information Center, in 2017 as compared to 2016, tourist air arrivals increased by 8% to approximately 418,000 and tourist cruise ship arrivals increased by 1% to approximately 1,728,000.

We believe that our water sales in the Cayman Islands are more positively impacted by stay-over tourists that arrive by air than by those arriving by cruise ship, since cruise ship tourists generally only visit the island for one day or less and do not remain on the island overnight.

The Bahamas. The Bahamas government, through the WSC, supplies all of the piped water on the island of New Providence, Bahamas, which includes Nassau, the largest city, political capital and commercial hub of The Bahamas. We supply water to the WSC through the water supply agreements for our Blue Hills and Windsor plants, which are located in Nassau. New Providence is the most populous island in The Bahamas, with more than 70% of the country’s population. A 2010 census placed the population of New Providence at approximately 246,000. According to statistics published by the Bahamas Ministry of Tourism, the number of cruise ship arrival and air arrival tourists to New Providence exceeded 2.5 million and 1 million, respectively, in 2016.

Belize. Our current operations in Belize are located on Ambergris Caye, which consists of residential, commercial and tourist properties in the town of San Pedro. This town is located on the southern end of Ambergris Caye, one of many islands located east of the Belize mainland and off the southeastern tip of the Yucatan Peninsula. Ambergris Caye is approximately 25 miles long and has a population of approximately 18,000 residents. We provide bulk potable water to BWSL, which distributes this water to this market. BWSL currently has no other source of potable water on Ambergris Caye. Our contract with BWSL makes us their exclusive producer of desalinated water on Ambergris Caye through 2026.

A 185-mile long barrier reef, which is the largest barrier reef in the Western Hemisphere, is situated just offshore of Ambergris Caye. This natural attraction is a choice destination for scuba divers and tourists. According to information published by the Belize Trade and Investment Development Service, tourism is Belize’s second largest source of foreign income, next to agriculture.

British Virgin Islands. The British Virgin Islands are a British Overseas Territory and are situated east of Puerto Rico. They consist of 16 inhabited and more than 20 uninhabited islands, of which Tortola is the largest and most populated. The British Virgin Islands serve as a hub for many large yacht-chartering businesses.

Competition

Cayman Islands. Pursuant to our license granted by the Cayman Islands government, we have the exclusive right to provide potable, piped water within our licensed service area on Grand Cayman. We are the only non-government-owned public water utility on Grand Cayman. The Cayman Islands government, through the WAC, supplies water to parts of Grand Cayman located outside of our licensed service area. Although we have no competition within our exclusive retail license service area for potable water, our ability to expand our service area is at the discretion of the Cayman Island government. Private residences and commercial multi-unit dwellings up to four units may install potable water making equipment for their own use. Water plants on premises within our license area and serving only their premises in existence prior to 1991 can be maintained but not replaced or expanded. We are aware of only one such plant currently in operation. We have competed with such companies as SUEZ (formerly GE Water), Veolia, and IDE Technologies for bulk water supply contracts with the WAC.

The Bahamas. On South Bimini Island in The Bahamas, we supply water to a private developer and do not have competitors. SUEZ (formerly GE Water) operates a seawater desalination plant on North Bimini Island and other small islands. We competed with companies such as SUEZ (formerly GE Water), Veolia, IDE Technologies, GS Inima and Biwater for the contract with the Bahamian government to build and operate a seawater desalination plant at Blue Hills, New Providence, Bahamas. We expect to compete with these companies and others for any future water supply contracts in The Bahamas.

Belize. Our water supply contract with Belize Water Services Limited (“BWSL”) is exclusive, and BWSL cannot seek contracts with other water suppliers, or produce water itself, to meet their future needs in Ambergris Caye, Belize.

British Virgin Islands. In the British Virgin Islands, SUEZ (formerly GE Water) operates seawater desalination plants in West End, Tortola, and on Virgin Gorda and generally bids against OC-BVI for projects. In 2010, Biwater PLC negotiated a 16-year contract on a sole sourced basis, pursuant to which it has constructed and is operating a 2.75 million gallon per day desalination plant in Parakeeta Bay, Tortola for the British Virgin Islands government. In August 2015, this plant was acquired from Biwater by Seven Seas Water, a division of AquaVenture Holdings. We expect that OC-BVI will be required to compete against SUEZ (formerly GE Water), Aquaventure Holdings and other parties for any future business opportunities that may arise in the British Virgin Islands.

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

To implement our growth strategy for our desalination businesses outside our existing operating areas, we will have to compete with some of the same companies we competed with for the Blue Hills project in Nassau, Bahamas such as SUEZ (formerly GE Water), Veolia, IDE Technologies, GS Inima, and Biwater as well as other companies. Some of these companies currently operate in areas in which we would like to expand our operations, already maintain worldwide operations, and have greater financial, managerial and other resources than our company. We believe that our low overhead costs, knowledge of local markets and conditions and our efficient manner of operating desalinated water production and distribution equipment provide us with the capabilities to effectively compete for new projects in the Caribbean basin and other select markets.

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

The Bahamas, Belize, and British Virgin Islands. With respect to our Bahamas and Belize operations and OC-BVI’s British Virgin Islands operations, we and OC-BVI are required by our water supply contracts to take all reasonable measures to prevent pollution of the environment. We are licensed by the Belize and Bahamian governments to discharge concentrated seawater, which is a by-product of our desalination process, into deep disposal wells. OC-BVI is licensed by the British Virgin Islands government to discharge concentrated seawater into the sea. At several of our locations, hydrogen sulfide gas is present in the seawater and we operate our plants in a manner so as to minimize the emission of airborne gas into the environment.

United States. Consistent with other U.S. manufacturers, Aerex must comply with laws and regulations administered by the U.S. Environmental Protection Agency.

We are not aware of any existing or pending environmental legislation which may affect our operations. To date, we have not received any complaints from any regulatory authorities.

Employees

As of March 9, 2018, we employed a total of 120 persons, 63 in the Cayman Islands, 20 in The Bahamas, 26 in the United States, six in Belize and five in Asia. We also leased 18 employees for Aerex’s manufacturing activities in the United States and managed the six employees of OC-BVI in the British Virgin Islands. We have nine management employees and 37 administrative and clerical employees. The remaining employees are engaged in engineering, purchasing, plant maintenance and operations, pipe laying and repair, leak detection, new customer connections, meter reading and laboratory analysis of water quality. None of our employees is a party to a collective bargaining agreement. We consider our relationships with our employees to be good.

Available Information

Our website address is http://www.cwco.com. Information contained on our website is not incorporated by reference into this Annual Report, and you should not consider information contained on our website as part of this Annual Report.

We have adopted a written code of conduct and ethics that applies to all of our employees and directors, including, but not limited to, our principal executive officer, principal financial officer, and principal accounting officer or controller, or persons performing similar functions. The Code of Business Conduct and Ethics, the charters of the Audit Committee, Compensation Committee, Nominations and Corporate Governance Committee and the Corporate Governance Guidelines of our Board of Directors are available at the Investors section of our website.

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

In the Cayman Islands, we provide water to retail customers under a license issued in July 1990 by the Cayman Islands government that grants our subsidiary, Cayman Water, the exclusive right to provide water to retail customers within our licensed service area. Pursuant to the license, we have the exclusive right to produce potable water and distribute it by pipeline to our licensed service area, which consists of two of the three most populated areas of Grand Cayman, the Seven Mile Beach and West Bay areas. For the years ended December 31, 2017, 2016 and 2015, we generated approximately 37%, 40% and 40%, respectively, of our consolidated revenues and 50%, 56% and 56%, respectively, of our consolidated gross profit from the retail water operations conducted pursuant to Cayman Water’s exclusive license.

The license was originally scheduled to expire in July 2010 but has been extended several times by the Cayman Islands government in order to provide the parties with additional time to negotiate the terms of a new license agreement. The most recent extension of the license expired on January 31, 2018. We continue to provide water subsequent to January 31, 2018 on the assumption that the license has been further extended to allow the parties to continue negotiations without interruption to an essential service.

In October 2016, the Government of the Cayman Islands passed legislation which created a new utilities regulation and competition office (“OfReg”). OfReg is an independent and accountable regulatory body with a view of protecting the rights of consumers, encouraging affordable utility services, and promoting competition. OfReg, which began operations in January 2017, has the ability to supervise, monitor and regulate multiple utility undertakings and markets. Supplemental legislation was passed by the Government of the Cayman Islands which transferred responsibility for economic regulation of the water utility sector and the retail license negotiations from the WAC to OfReg in May 2017. We began license negotiations with OfReg for a new retail license in July 2017 and such negotiations continue.

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

Our bulk water supply agreements with the WAC for their North Sound and Red Gate plants expire in July 2018 and July 2018, respectively. Our bulk water supply agreement with the WAC for their North Side Water Works plant expires in June 2019.

We generated total revenues of approximately $7.2 million from these three plants during the year ended December 31, 2017.

If our bulk water supply agreements are not renewed or are renewed on terms less favorable to us, our results of operations and cash flows will be adversely affected, and we could be required to record an impairment loss to reduce the carrying value of our goodwill. Such impairment loss could have a material adverse impact on our results of operations.

We have paid $21.7 million for land, rights of way and equipment and incurred development expenses of approximately $23.5 million to date for a possible project in Mexico. We expect to expend significant additional funds in 2018 to continue to pursue this project. However, we may not be successful in completing this project.

We own 99.99% of N.S.C. Agua, S.A. de C.V. (“NSC”), a development stage Mexico company formed to pursue a project encompassing the construction, operation and minority ownership of a 100 million gallon per day seawater reverse osmosis desalination plant to be located in northern Baja California, Mexico and an accompanying pipeline to deliver water to the Mexican potable water system (the “Project”). As of December 31, 2017, our consolidated balance sheet includes purchases for the Project of approximately $21.7 million for land, rights of way and equipment. The Project development activities we have conducted, which include conducting an equipment piloting plant and water data collection program at the proposed feed water source, completing various engineering studies and obtaining various governmental permits, have resulted in additional developmental expenses totaling $23.5 million from 2010 through December 31, 2017.

In August 2014, the State of Baja California (the “State”) enacted new legislation to regulate Public-Private Association projects which involve the type of long-term contract between a public-sector authority and a private party that NSC is seeking to complete the Project. Pursuant to this new legislation, in November 2015 the State officially commenced a tender process for the Project, the scope of which the State defined as a first phase to be operational in 2019 consisting of a 50 million gallon per day plant and a pipeline that connects to the Mexican potable water infrastructure and a second phase to be operational in 2024 consisting of an additional 50 million gallons per day of production capacity. A consortium comprised of NSC, NuWater S.A.P.I. de C.V. and Degremont S.A. de C.V. (the “Consortium”) submitted its tender for the Project in April 2016 and in June 2016, the State designated the Consortium as the winner of tender process for the Project.

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

On August 17, 2016, NSC and NuWater incorporated Newco under the name Aguas de Rosarito S.A.P.I. de C.V. (“AdR”), a special purpose company, to complete the Project and executed a shareholders agreement agreeing among other things that: (i) AdR would purchase the land and other Project assets from NSC on the date that the Project begins commercial operation and (ii) AdR would enter into a Management and Technical Services Agreement with NSC effective on the first day that the Project begins commercial operation. As of December 31, 2017, NSC owned 99.6% of AdR.

On August 22, 2016, the Public Private Partnership Agreement for public private partnership number 002/2015, contest number SIDUE-CEA-APP-2015-002 (“APP Contract”), was executed between AdR, the State Water Commission of Baja California (“CEA”), the Government of Baja California represented by the Secretary of Planning and Finance and the Public Utilities Commission of Tijuana (“CESPT”). The APP Contract requires AdR to design, construct, finance and operate a seawater desalination plant (and accompanying aqueducts) with a capacity of up to 100 million gallons per day in two phases: the first with a capacity of 50 million gallons per day and an aqueduct to the Mexican potable water system in Tijuana, Baja California; and the second phase with a capacity of 50 million gallons per day and an aqueduct to a second delivery point in Tijuana. The first phase must be operational within 36 months of commencing construction and the second phase must be operational by the end of 2024. The APP Contract further requires AdR to operate and maintain the plant and aqueducts for a period of 37 years starting from the commencement of operation of the first phase. At the end of the operating period, the plant and aqueducts will be transferred to CEA. The total cost for Phase 1 of the Project is presently estimated at approximately 9.1 billion Mexican pesos.

The APP Contract does not become effective until the following conditions are met:

•	the State has established and registered various payment trusts, guaranties and bank credit lines for specific use by the Project;
•	the CEA has obtained the rights from the relevant federal authority to take and desalinate seawater and distribute it for municipal use;
•	various agreements between the CEA, the payment trusts and the CESPT have been executed;

•	AdR has obtained all of the rights of way required for the Phase 1 aqueduct;
•	AdR has obtained permission from the relevant federal authority to discharge the residual water from the Project’s desalination plant; and
•	all debt financing agreements necessary to provide the funding to AdR for the first phase of the Project have been executed.

Both the exchange rate for the Mexico peso relative to the dollar and general macroeconomic conditions in Mexico have varied since the execution of the APP Contract. These changes could adversely impact the estimated construction, operating, and financing costs for the Project. The APP Contract and the APP Law allow for the parties to negotiate (but do not guarantee) modifications to the water tariff in the event of such significant macroeconomic condition changes. In February 2017, AdR submitted proposals to the CEA requesting an increase to the water tariff to compensate for changes in foreign exchange rates, lending rates and certain changes in law which have impacted the Project. If AdR is unable to obtain this requested increase in the water tariff, it may be unable to obtain the debt and equity financing required for the Project. We are currently unable to determine whether or not such water tariff increase will be approved.

In February 2018, AdR executed a subscription agreement (the “Agreement”) for the equity funding required for the Project. The Agreement calls for NSC to retain a minimum of 25% of the equity in AdR. One or more affiliates of Greenfield SPV VII, S.A.P.I. de C.V. (“Greenfield”), a Mexico company managed by an affiliate of a leading U.S. asset manager, will acquire a minimum of 55% of AdR. The Agreement also provides Suez Medio Ambiente México, S.A. de C.V., (“Suez”) a subsidiary of SUEZ International, S.A.S., with the option to purchase 20% of the equity of AdR. If Suez does not exercise this option, NSC will retain 35% of the equity of AdR and Greenfield will acquire 65% of the equity of AdR. The Agreement will become effective when the additional conditions related to the Project are met, including but not limited to those conditions discussed previously with respect to this risk factor. The aggregate investment to be made by the equity partners in the Project, in the form of equity and subordinated shareholder loans, is presently estimated at approximately 20% of the total cost of Phase 1 of the Project.

If AdR is ultimately unable to proceed with the Project, the land NSC has purchased and the right of way deposits may lose their strategic importance derived from their association with the Project and consequently may decline in value. If AdR does not proceed with the Project, NSC may ultimately be unable to sell this land or recoup its right of way deposits for amounts at least equal to their current carrying values of approximately $20.6 million and $947,000, respectively. Any loss on the sale of the land, or impairment losses NSC may be required to record as a result of a decrease in the (i) fair value of the land; or (ii) value of the rights of way arising from the inability to complete the Project could have a material adverse impact on our results of operations.

We have been required to record impairment losses to reduce the carrying value of the goodwill arising from our acquisition of Aerex in February 2016. If Aerex’s future financial performance falls short of our most recent financial projections for this subsidiary, we may be required to record additional impairment losses to reduce the carrying value of this goodwill.

In February 2016, we acquired a 51% ownership interest in Aerex. In connection with this acquisition, we recorded initial goodwill of $8,035,211. Aerex’s actual results of operations in the six months following our acquisition of this company fell significantly short of the projected results that were included in the overall cash flow projections we utilized to determine the purchase price for Aerex and the fair values of its assets and liabilities. Due to this shortfall in Aerex’s results of operations, we updated our projections for Aerex’s future cash flows and tested Aerex’s goodwill for possible impairment as of September 30, 2016 by estimating its fair value using the discounted cash flow method. As a result of this impairment testing, we determined that the carrying value of our Aerex goodwill exceeded its fair value and recorded an impairment loss of $1,750,000 for the three months ended September 30, 2016 to reduce the carrying value of this goodwill to $6,285,211. As part of our annual impairment testing of goodwill performed during the fourth quarter of each year, we updated our projections for Aerex’s future cash flows, determined that the carrying value of our Aerex goodwill exceeded its fair value, and recorded an impairment loss of $1,400,000 for the three months ended December 31, 2017 to further reduce the carrying value of this goodwill to $4,885,211. We may be required to record additional impairment losses to reduce the carrying value of our Aerex goodwill in future periods if we determine it likely that Aerex’s results of operations will fall short of our most recent projections of its future cash flows. Such impairment losses could have a material adverse impact on our results of operations.

We presently have a limited ability to transfer funds from our Belize subsidiary. If this situation continues, our overall liquidity could be adversely affected in the future.

Transfers of funds held by our subsidiary CW-Belize to our parent company, which are accomplished by means of conversion of Belize dollars into U.S. dollars, require the approval of the Central Bank of Belize and are dependent on the amount of U.S. dollars available to Belize banks to execute such transfers. Weakness in the Belize economy and other factors have reduced the amount of U.S. dollars that Belize banks have available for transfer, which has limited the amount of funds we are presently able to transfer from CW-Belize. Our repatriations of funds from CW-Belize to our parent company amounted to $458,000 and $400,000 in 2017 and 2016, respectively, significantly less than the net income and net cash flows CW-Belize generated for those years. As of December 31, 2017 and 2016, the equivalent U.S. dollar cash amounts for our bank account deposits in Belize were approximately $6.3 million and $4.9 million, respectively.

We cannot presently determine when we will have an improved ability to transfer funds from CW-Belize. While we presently have sufficient liquidity from other sources, should we need to access our cash balances held by CW-Belize in the future to support our other operations, the majority of such funds may not be available for immediate transfer from Belize.

We do not have voting control over our affiliate, OC-BVI. Should our interests and the interests of OC-BVI’s other voting shareholder diverge, the operations of OC-BVI could be adversely affected which could decrease the value of our investment in OC-BVI.

We own 43.53% of the equity and 50% of the voting shares of OC-BVI. We and Sage, which owns the remaining 50% of the voting shares, are each entitled to appoint three of the six directors of OC-BVI. If a tie vote of the directors occurs on any matter, the president of the Caribbean Water and Wastewater Association, a regional trade association comprised primarily of government representatives, is entitled to appoint a temporary director to cast the deciding vote. As a result, although we provide operating management and engineering services to OC-BVI, we share the overall management of OC-BVI with Sage and do not fully control its operations. A divergence of our interests and the interests of Sage could adversely affect the operations of OC-BVI and in turn decrease the value of our investment in OC-BVI, in which case we could be required to record an impairment loss to reduce the carrying value of our investment in OC-BVI. Such an impairment loss would reduce our earnings and could have a material adverse impact on our result of operations and financial condition.

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

On December 8, 2017, we received a favorable ruling from the Supreme Court of Belize stating that (i) the claims by the PUC in the Order and the Second Order were unlawful, null and void and of no effect; and (ii) the PUC is prohibited from taking any steps or proceedings or making any further Order in respect of the said Order. However, on February 20, 2018, the PUC filed an appeal with the Belize Court of Appeal, the results of which are pending. An unfavorable ruling by the Court of Appeal on the Order or the Second Order could have an adverse impact on our results of operations, cash flows or financial condition.

A significant portion of our consolidated revenues are derived from our water supply agreements with the WSC. The loss of, or a less favorable relationship with, the WSC could adversely affect us.

One bulk water customer, the WSC, accounted for approximately 34% of our consolidated revenues for the year ended December 31, 2017. If the WSC becomes unable for financial or other reasons to comply with the terms of our water supply agreements with them, or terminates either of our agreements with them for cause, our results of operations, cash flows and financial condition could be adversely affected.

Our operations are affected by tourism and are subject to seasonal fluctuations that could affect the demand for our water.

Demand for our water in the Cayman Islands, Belize, Bimini and The Bahamas is affected by variations in the level of tourism and local weather, primarily rainfall. Tourism in our service areas is affected by the economies of the tourists’ home countries, primarily the United States and Europe, terrorist activity and perceived threats thereof, and increased costs of fuel and airfares. We normally sell more water during the first and second quarters, when the number of tourists is greater and local rainfall is less, than in the third and fourth quarters. A downturn in tourism or greater than expected rainfall in the locations we serve could adversely impact our results of operations and cash flows.

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

Our bulk water supply agreements require us to meet specified minimum quality, quantity or energy consumption guarantees. Membrane fouling or other technical problems could occur at any of our plants, and if we are unable to meet the guarantees due to such operating issues, we could be in technical default of the supply contract and subject to various adverse consequences, including financial penalties or cancellation of the agreement.

Our operations could be harmed by hurricanes or tropical storms.

A hurricane or tropical storm could cause major damage to our equipment and properties and the properties of our customers, including the large tourist properties in our areas of operation. For example, in September 2004 Hurricane Ivan caused significant damage to our plants and our customers’ properties in Grand Cayman which adversely affected our revenues. Any future damage could cause us to lose use of our equipment and properties and incur additional repair costs. Damage to our customers’ properties and the adverse impact on tourism could result in a decrease in water demand. A hurricane or tropical storm could also disrupt the delivery of equipment and supplies, including electricity, necessary to our operations. These and other possible effects of hurricanes or tropical storms could have an adverse impact on our results of operations, cash flows and financial condition.

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

Our success depends upon the abilities of our executive officers. In particular, the loss of the services of Frederick W. McTaggart, our President and Chief Executive Officer, could be detrimental to our operations and our continued success. Mr. McTaggart has an employment agreement expiring on December 31, 2020. Each year, the term of this agreement may be extended for an additional year. However, we cannot guarantee that Mr. McTaggart will continue to work for us during the term of his agreement or will enter into any extensions thereof.

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

Our strategy contemplates potential entry into new markets (such as Mexico and other countries) where we believe a demand for potable water exists beyond the current supply of potable water in those markets. We may incur significant business development expenses in the pursuit of new markets prior to obtaining a contract for services in these markets, and such expenses could have an adverse impact on our results of operations and cash flows. We may decide to enter such markets by building new reverse osmosis desalination plants before we have obtained a contract for the sale of water produced by the new plant or before we have established a customer base for the water produced by the new plant. If after completing such plant, we are unable to obtain a contract or sufficient number of customers for the plant, we may be unable to recover the cost of our investment in the plant, which could have a material adverse effect on our results of operations, cash flows and financial condition.

We may not pay dividends in the future. If dividends are paid, they may be in lesser amounts than past dividends.

Our shareholders may receive dividends out of legally available funds if, and when, they are declared by our Board of Directors. We have paid dividends in the past but may cease to do so at any time. We may incur increased operating or development expenses or capital requirements or additional indebtedness in the future that may restrict our ability to declare and pay dividends. We may also be restricted from paying dividends in the future due to restrictions imposed by applicable corporate laws, our results of operations, cash flows and financial condition, covenants contained in our financing agreements, and other factors considered by our Board of Directors. We may not continue to pay dividends in the future or, if dividends are paid, they may not be in amounts similar to past dividends.

Service of process and enforcement of legal proceedings commenced against us in the United States may be difficult to obtain.

We are incorporated under the laws of the Cayman Islands and substantially all of our assets are located outside of the United States. In addition, seven of our 15 directors and executive officers reside outside the United States. As a result, it may be difficult for investors to execute service of process within the United States upon us and such other persons, or to enforce judgments obtained against such persons in United States courts, and bring any action, including actions predicated upon the civil liability provisions of the United States securities laws. In addition, it may be difficult for investors to enforce, in original actions brought in courts or jurisdictions located outside of the United States, rights predicated upon the United States securities laws.

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

For the year ended December 31, 2017, the average daily trading volume of our common shares was approximately 53,000 shares, a much lower trading volume than that of many other companies listed on the NASDAQ Global Select Market. A public trading market having the desired characteristics of depth, liquidity and orderliness depends on the presence in the market of willing buyers and sellers of our common shares at any given time. This presence in turn depends on the individual decisions of investors and general economic and market conditions over which we have no control. As a consequence of the limited volume of trading in our common shares, an investor in our stock may have difficulty selling a large number of our common shares in the manner, or at the price, that might be attainable if our common shares were more actively traded.

The election process for our Board of Directors may discourage, delay or prevent a change of control of our Company.

We have a classified Board of Directors that consists of three groups. Only one group of directors is elected each year. The classified nature of our Board may increase the length of time necessary for an acquirer to change the composition of a majority of directors in order to gain control of our Board.

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

We own an approximately one-acre property adjacent to our ACWW plant which we purchased in 2007 for future use.

West Bay Plant

We own, operate and maintain our West Bay plant in Grand Cayman, which is located on 6.1 acres in West Bay. The plant began operating in 1995, was expanded over the years, and now has a production capacity of approximately 885,000 gallons per day. On this site we have a 2,600 square foot building which houses our water production facilities, a 2,400 square foot building which houses the potable water distribution pumps, a water quality testing laboratory, and office space and water storage capacity consisting of three 1.0 million gallon potable water tanks.

Britannia Plant

We own the Britannia seawater desalination plant in Grand Cayman, which consists of a seawater reverse osmosis production plant with a capacity of 715,000 gallons of water per day, an 840,000 gallon potable water storage tank, potable water high service pumps, and various ancillary equipment. We have entered into a lease of the 0.73 acre site and steel frame building which houses the plant for a term that ends in 2027 at an annual rent of $1.00.

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

North Sound Plant

OC-Cayman operates the electrically powered North Sound plant, which is owned by the WAC, and supplies approximately 1.6 million gallons of desalinated water per day to the WAC. OC-Cayman leases the property on which the plant is located from the WAC for a minimal annual rent, for the duration of the sale and operating agreement, which expires in July 2018. Responsibility for operation of the plant passes to the WAC upon expiration of the sale and operating agreement. We have been informed by the WAC that they intend to conduct a public bidding process for a new operating agreement for the North Sound plant and we plan to submit a bid for this agreement.

Red Gate Plant

Under the terms of the water production and supply license that expires in July 2018 between OC-Cayman and the government of the Cayman Islands, OC-Cayman is allowed to use the property and the plant for the Red Gate plant to produce approximately 1.3 million gallons of desalinated water per day for sale to the WAC. We have been informed by the WAC that they intend to conduct a public bidding process for a new operating agreement for the Red Gate plant and we plan to submit a bid for this agreement.

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

Windsor plant

We own the Windsor water production facility, located in Nassau, New Providence, with a production capacity of 3.1 million gallons per day. The plant is powered by a combination of diesel engine-driven high-pressure pumps, and electrical power purchased from the Bahamas Electricity Corporation to power all other loads in the plant. The plant is contained within a 13,000 sq. ft. concrete and steel building that also contains a warehouse, workshop and offices. It is located on land owned by the WSC and our water sales agreement gives us a license to use the land throughout the term of that agreement. This water supply agreement was originally scheduled to expire in July 2013 when we delivered the total amount of water required under the agreement but has since been extended through 2033.

Blue Hills plant

In July 2006, we substantially completed construction of a second water production facility in Nassau, New Providence: the Blue Hills plant. With an initial production capacity of 7.2 million gallons per day, this plant is the largest desalination plant we have built or operated to date. The plant is powered by a combination of diesel engine-driven high-pressure pumps, and electrical power purchased from the Bahamas Electricity Corporation to power all other loads in the plant. The plant is contained within a 16,000 sq. ft. concrete and steel building that also contains a warehouse, workshop and offices. It is located on land owned by the WSC and our 20-year water sales agreement gives us a license to use the land throughout the term of that agreement.

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

Belize Properties

We own our water production facility in San Pedro, Ambergris Caye, Belize. The plant consists of a one-story concrete block building, which contains a seawater reverse osmosis water production plant with a production capacity of 600,000 gallons per day and a 1.0 million gallon potable water storage tank. We lease the land on which our plant is located from the Government of Belize at an annual rent of BZE$1.00. This lease expires in April 2026.

U.S. Properties

Aerex owns its 30,000 square foot manufacturing facility located in Fort Pierce, Florida and has approximately 6,000 square feet of office space in downtown Fort Pierce under a lease that expires in June 2018.

Our Aquilex warehouse consists of 4,100 square feet located in Sunrise, Florida that has been leased through September 2020. Our Aquilex office consists of 6,500 square feet located in Coral Springs, Florida that has been leased through March 2021.

Mexico Properties

NSC owns 20.1 hectares of land in Rosarito Beach, Baja California, Mexico which is designated for use as the plant site for the proposed desalination project to be completed by AdR.

In November 2012, NSC entered into a lease with an effective term of 20-years from the date of full operation of the desalination plant, with the Comisión Federal de Electricidad for approximately 5,000 square meters of land on which it plans to construct the water intake and discharge works for the plant. The amounts due on this lease are payable in Mexican pesos at an amount that is currently equivalent to approximately $15,000 per month. In December 2017, NSC assigned the lease to AdR. The lease is cancellable by AdR should it ultimately not proceed with the project.

Indonesia Property

We own a water production facility located in the Nusa Dua region of Bali, Indonesia consisting of a plant with a production capacity of 264,000 gallons per day and a 528,000 gallon potable water storage tank. The land on which this plant and storage tank is located is leased through October 8, 2032.

ITEM 3.	LEGAL PROCEEDINGS

CW-Bali

In October 2017, CW-Bali’s sole remaining customer filed a lawsuit in Bali, Indonesia against CW-Bali, CW-Bali’s President and our Chief Financial Officer in his capacity as the President of CW-Bali’s Board of Commissioners (i.e. Directors) seeking compensatory damages of 57.1 billion rupiahs and punitive damages of 26 billion rupiahs as a result of the anticipated breach of this customer’s water supply agreement that will arise from CW-Bali’s planned cessation of operations. Such damages were equivalent to approximately $4.1 million and $1.9 million, respectively, as of the exchange rate on March 9, 2018. We believe this lawsuit is without merit and are vigorously defending CW-Bali and the two other defendants. However, until this lawsuit is resolved we are legally prohibited from disposing of our investment in CW-Bali or any of CW-Bali’s assets.

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

On December 8, 2017, we received a favorable ruling from the Supreme Court of Belize stating that (i) the claims by the PUC in the Order and the Second Order were unlawful, null and void and of no effect; and (ii) the PUC is prohibited from taking any steps or proceedings or making any further Order in respect of the said Order. However, on February 20, 2018, the PUC filed an appeal with the Belize Court of Appeal for Belize, the results of which are pending. We are presently unable to determine what impact the Order and the Second Order will have on our financial condition, results of operations or cash flows.

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

	High	Low
First Quarter 2017	$11.65	$10.05
Second Quarter 2017	13.00	11.20
Third Quarter 2017	13.25	11.65
Fourth Quarter 2017	13.60	11.40

First Quarter 2016	$12.17	$10.63
Second Quarter 2016	14.62	11.95
Third Quarter 2016	13.79	11.45
Fourth Quarter 2016	12.15	10.10

No trading market exists for our redeemable preferred shares, which are only issued to, or purchased by, long-term employees of our company and must be held by these employees for a period of four years before they vest.

On March 31, 2017, we issued a total of 17,833 shares of common stock to executive officers under the 2008 Equity Incentive Plan. On November 20, 2017, we issued 17,158 shares of common stock to our directors under the Non-Executive Directors’ Share Plan in consideration for their service on our Board of Directors and the committees thereof. See “ITEM 11. EXECUTIVE COMPENSATION.”

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

Holders

As of March 9, 2018, we had 787 holders of record of our common stock.

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

	2017	2016
First Quarter	$0.075	$0.075
Second Quarter	0.075	0.075
Third Quarter	0.075	0.075
Fourth Quarter	0.085	0.075
	$0.31	$0.30

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

The table below contains selected financial data, derived from our audited consolidated financial statements for each of the years in the five-year period ended December 31, 2017. Our consolidated financial statements are prepared in accordance with the accounting principles generally accepted in the United States of America (“US-GAAP”). As a result, all financial information presented herein has been prepared in accordance with US-GAAP. This selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and with our consolidated financial statements and related notes thereto contained elsewhere in this Annual Report.

	Year Ended December 31,
	2017		2016		2015	2014	2013
Statement of Income Data:
Revenues	$62,306,665		$57,875,707		$57,116,202	$65,559,078	$63,822,131
Net Income	6,144,062	(2)	3,960,501	(1)	7,518,701	6,265,358	8,594,519
Balance Sheet Data:
Total Assets	165,480,895		163,604,528		161,575,026	160,293,143	165,364,854
Long-Term Debt Obligations (including current portion)	-		-		-	-	15,255,167
Demand loan payable	-		-		6,958,328	8,833,312	-
Note payable to related party	686,000		490,000		-	-	-
Redeemable Preferred Stock	20,093		21,135		23,282	22,104	22,445
Non-controlling interests	8,088,935		8,500,424		3,154,943	2,933,496	2,599,258
Dividends Declared Per Share	$0.31		0.30		$0.30	$0.30	$0.30
Basic Earnings Per Share	$0.41		0.27		$0.51	$0.43	$0.59
Weighted Average Shares-Basic	14,896,944		14,809,909		14,741,748	14,697,896	14,633,884
Diluted Earnings Per Share	$0.41		0.27		$0.51	$0.42	$0.58
Weighted Average Shares-Diluted	15,006,681		14,944,028		14,827,755	14,764,323	14,703,880

(1)	Reflects $3,750,000 of impairment losses recorded during the third quarter of 2016.
(2)	Reflects $3,056,362 of impairment losses recorded during the second and fourth quarters of 2017.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Comparative Operations
2017			2016
Location	Plants	Capacity (1)	Location	Plants	Capacity (1)
Cayman Islands	6	8.9	Cayman Islands	6	8.9
Bahamas	3	15.2	Bahamas	3	15.2
Belize	1	0.6	Belize	1	0.6
British Virgin Islands	2	0.8	British Virgin Islands	2	0.8
Bali, Indonesia	1	0.3	Bali, Indonesia	1	0.8
	13	25.8		13	26.3

(1)	In millions of gallons per day.

Cayman Islands

We have been operating our business on Grand Cayman since 1973 and have been using reverse osmosis technology to convert seawater to potable water since 1989. The Cayman Islands have a limited natural supply of fresh water. We currently have an exclusive license from the Cayman Islands government to process potable water from seawater and then sell and distribute that water by pipeline to the Seven Mile Beach and West Bay areas of Grand Cayman. Our operations consist of three company owned and three government-owned reverse osmosis seawater conversion plants which provide water to approximately 6,100 retail residential and commercial customers within a government licensed area and bulk water sales to the Water Authority-Cayman (“WAC”), respectively. Our pipeline system in the Cayman Islands covers the Seven Mile Beach and West Bay areas of Grand Cayman and consists of approximately 90 miles of potable water pipe.

Our exclusive license from the Cayman Islands government was set to expire on July 30, 2010, however, we and the Cayman Islands government have extended the license several times in order to provide sufficient time to negotiate the terms of a new license. The most recent extension of the license expired on January 31, 2018. We continue to provide water subsequent to January 31, 2018 on the assumption that the license has been further extended to allow the parties to continue negotiations without interruption to an essential service. We have been informed during our retail license negotiations that the Cayman Islands government seeks to restructure the terms of our license in a manner that could significantly reduce the operating income and cash flows we have historically generated from our retail license. Our retail license negotiations have also been impacted by the passage of new legislation and the establishment of a new water regulatory body in the Cayman Islands. See further discussion of this matter at ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Material Commitments, Expenditures and Contingencies - Renewal of Retail License.

The Bahamas

CW-Bahamas produces potable water from three reverse osmosis seawater conversion plants. Two of these plants, the Windsor plant and the Blue Hills plant, are located in Nassau, New Providence and have a total installed capacity of 15.1 million gallons per day. CW-Bahamas supplies water from these plants to the Water and Sewerage Corporation of The Bahamas (“WSC”) under long-term build, own and operate supply agreements. During 2017, we supplied approximately 3.3 billion gallons (2016: 3.8 billion gallons) of water to the WSC from these plants. CW-Bahamas’ third plant is located in Bimini, has a capacity of 115,000 gallons per day, and provides potable water to the Bimini Sands Resort. We have also sold water intermittently to the WSC from our Bimini plant when their regular supply was unavailable.

From time-to-time, CW-Bahamas has experienced delays in collecting its accounts receivable. Representatives of the Bahamas government have informed us that their previous delays in paying our accounts receivables did not reflect any type of dispute with us with respect to the amounts owed. To date, we have not been required to provide an allowance for any delinquent CW-Bahamas accounts receivable as such amounts were eventually paid in full. Based upon our experience, we believe that the accounts receivable from the WSC are fully collectible and therefore have not provided any allowance for possible non-payment of these receivables. Our accounts receivable balances due from the Bahamas government amounted to $9.0 million and $11.0 million, at December 31, 2017 and 2016, respectively.

Belize

CW-Belize was acquired on July 21, 2000 and consists of one reverse osmosis seawater conversion plant on Ambergris Caye, Belize, capable of producing 600,000 gallons per day. We sell water to one customer, Belize Water Services Limited, which then distributes the water through its own distribution system to residential, commercial and tourist properties on Ambergris Caye.

Transfers of funds held by our subsidiary CW-Belize to our parent company, which are accomplished by means of conversion of Belize dollars into U.S. dollars, require the approval of the Central Bank of Belize and are dependent on the amount of U.S. dollars available to Belize banks to execute such transfers. Weakness in the Belize economy and other factors have reduced the amount of U.S. dollars that Belize banks have available for transfer, which has limited the amount of funds we are presently able to transfer from CW-Belize. Our repatriations of funds from CW-Belize to our parent company amounted to $458,000 and $400,000 in 2017 and 2016, respectively, significantly less than the net income and net cash flows CW-Belize generated for those years. As of December 31, 2017 and 2016, the equivalent U.S. dollar cash amounts for our bank account deposits in Belize were approximately $6.3 million and $4.9 million, respectively.

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

Our critical accounting estimates relate to the valuations of our (i) goodwill and intangible assets; and (ii) long-lived assets.

Goodwill and intangible assets

Goodwill represents the excess cost over the fair value of the assets of an acquired business. Goodwill and intangible assets acquired in a business combination accounted for as a purchase and determined to have an indefinite useful life are not amortized but are tested for impairment at least annually. Intangible assets with estimable useful lives are amortized over their respective estimated useful lives to their estimated residual values and reviewed periodically for impairment. We evaluate the possible impairment of goodwill annually as part of our reporting process for the fourth quarter of each fiscal year. Management identifies our reporting units, which consist of our retail, bulk and manufacturing operations, and determines the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units. We determine the fair value of each reporting unit and compare these fair values to the carrying amounts of the reporting units. To the extent the carrying amount of the reporting unit exceeds the fair value of the reporting unit, an impairment loss is recorded.

For the years ended December 31, 2017 and 2016, we estimated the fair value of our reporting units by applying the discounted cash flow method, the guideline public company method, and the mergers and acquisitions method.

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

We also estimated the fair value of each of our reporting units for the years ended December 31, 2017 and 2016 through reference to the guideline companies and the market multiples implied by guideline merger and acquisition transactions.

We weighted the fair values estimated for each of our reporting units under each method and summed such weighted fair values to estimate the overall fair value for each reporting unit. The respective weightings we applied to each method as of December 31, 2017 were consistent with those used as of December 31, 2016 and were as follows:

Method	Retail	Bulk	Manufacturing
Discounted cash flow	80%	80%	80%
Guideline public company	10%	10%	10%
Mergers and acquisitions	10%	10%	10%
	100%	100%	100%

The fair values we estimated for our retail and bulk units exceeded their carrying amounts by 121% and 59%, respectively, as of December 31, 2017. The carrying amount we estimated for our manufacturing unit exceeded its fair value by 12% as of December 31, 2017 and as discussed in the paragraph that follows, we recorded an impairment loss to reduce the carrying value of the goodwill for this segment. The fair values we estimated for our retail, bulk and manufacturing units exceeded their carrying amounts by 123%, 41% and 26%, respectively, as of December 31, 2016.

On February 11, 2016, we acquired 51% ownership interest in Aerex. In connection with this acquisition we recorded goodwill of $8,035,211. Aerex’s actual results of operations for the six months in 2016 following the acquisition fell significantly short of the projected results that were included in the overall cash flow projections we utilized to determine the purchase price for Aerex and the fair values of its assets and liabilities. Due to this shortfall in Aerex’s results of operations, we tested Aerex’s goodwill for possible impairment as of September 30, 2016 by estimating its fair value using the discounted cash flow method. As a result of this impairment testing, we determined that the carrying value of our Aerex goodwill exceeded its fair value and recorded an impairment loss of $1,750,000 for the three months ended September 30, 2016 to reduce the carrying value of this goodwill to $6,285,211. As part of our annual impairment testing of goodwill performed during the fourth quarter, in 2017 we updated our projections for Aerex’s future cash flows, determined that the carrying value of our Aerex goodwill exceeded its fair value, and recorded an impairment loss of $1,400,000 for the three months ended December 31, 2017 to further reduce the carrying value of this goodwill to $4,885,211. We may be required to record additional impairment losses to reduce the carrying value of our Aerex goodwill in future periods if we determine it likely that Aerex’s results of operations will fall short of our most recent projections of its future cash flows.

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

Through our subsidiary, CW-Bali, we have built and presently operate a seawater reverse osmosis plant with a productive capacity of approximately 264,000 gallons per day located in Nusa Dua, one of the primary tourist areas of Bali, Indonesia. Since its inception, we have recorded operating losses for CW-Bali as the sales volumes for its plant have not been sufficient to cover its operating costs. In 2017 and 2016 we determined, based upon probability-weighted scenarios for CW-Bali’s future undiscounted cash flows, that the carrying values of CW-Bali’s long-lived assets and our investment in CW-Bali were not recoverable. We recorded impairment losses of $1.6 million and $2.0 million, in 2017 and 2016, respectively, to reduce the carrying values of these assets to their fair values. See further discussion of CW-Bali at ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Retail Segment.

Quarterly Results of Operations

The following table presents unaudited quarterly results of operations for the eight quarters ended December 31, 2017. We believe that all adjustments, consisting only of normal recurring adjustments, necessary to present fairly such quarterly information have been included in the amounts reported below.

	Year Ended December 31, 2017 (1)
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Total revenues	$15,677,106	$15,283,188	$16,572,203	$14,774,168
Gross profit	6,833,568	6,456,573	6,307,806	5,836,553
Net income	2,579,452	612,635	1,416,744	1,123,742
Net income attributable to Consolidated Water Co. Ltd. stockholders	2,631,228	624,548	1,161,139	1,727,147
Basic earnings per share	0.18	0.04	0.08	0.12
Diluted earnings per share	0.18	0.04	0.08	0.12

	Year Ended December 31, 2016 (1)
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Total revenues	$14,034,772	$15,398,635	$14,385,353	$14,056,947
Gross profit	6,177,031	6,592,379	5,919,323	5,562,153
Net income	2,178,871	2,245,835	(2,975,854)	1,328,461
Net income attributable to Consolidated Water Co. Ltd. stockholders	2,054,641	2,204,333	(1,865,332)	1,566,859
Basic earnings per share	0.14	0.15	(0.13)	0.11
Diluted earnings per share	0.14	0.15	(0.13)	0.10

(1)	Due to rounding, the sum of the quarterly earnings per share amounts may not equal the annual earnings per share amount.

Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and accompanying notes included under Part II, ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA, of this Annual Report.

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

Consolidated Results

Net income attributable to Consolidated Water Co. Ltd. stockholders for 2017 was $6,144,062 ($0.41 per share on a fully diluted basis), as compared to $3,960,501 ($0.27 per share on a fully-diluted basis) for 2016.

Total revenues for 2017 increased to $62,306,665 from $57,875,707 in 2016 due to higher revenues for our bulk and manufacturing segments. Gross profit for 2017 was $25,434,500 (41% of total revenues) as compared to $24,250,886 (42% of total revenues) for 2016 as the gross profit for our bulk and manufacturing segments increased from 2016 to 2017. For further discussion of revenues and gross profit for 2017 see the “Results by Segment” analysis that follows.

G&A expenses on a consolidated basis were $19,072,979 and $18,677,584 for 2017 and 2016, respectively. The rise in consolidated G&A expenses from 2016 to 2017 is primarily attributable to incremental employee costs of approximately $519,000 arising from an increase in the number of staff, pay raises and a statutory retirement payment.

Other income, net for 2017 was $1,522,233, as compared to $103,573 for 2016. The improvement in 2017 in this net component of our consolidated statement of income reflects (i) an unrealized gain of $960,000 in 2017 on the net put/call option associated with the acquisition of Aerex as compared to an unrealized loss in 2016 on this net put/call option of ($297,000); (ii) the impairment loss of ($925,000) recorded in 2016 for our investment in OC-BVI; (iii) a reduction of approximately $289,000 in the equity in the earnings and profit sharing income of our investment in OC-BVI from 2016 to 2017; and (iv) interest income that was approximately $229,000 less in 2017 than 2016 due to a decrease in the average balances of interest earning deposits and loans receivable.

Results by Segment

Retail Segment

The retail segment generated losses from operations of ($922,274) and ($202,787) in 2017 and 2016, respectively. Such losses were primarily attributable to impairment losses recorded for CW-Bali, as discussed in paragraphs that follow.

Revenues generated by our retail water operations decreased slightly to $23,225,066 in 2017 from $23,505,619 in 2016, while the volume of water sold increased by approximately 1% from 2016 to 2017. The slight decrease in revenues for 2017 is attributable to the execution in mid-2017 of an amended contract with a high volume customer in Grand Cayman which expanded its ability to utilize a concessionary rate that was originally negotiated in 2002.

Retail segment gross profit remained relatively consistent at $12,852,867 (55% of retail revenues) and $13,211,321 (56% of retail revenues) for 2017 and 2016, respectively.

Consistent with prior periods, we record all non-direct G&A expenses in our retail segment and do not allocate any of these non-direct costs to our other three business segments. Retail G&A expenses were $12,134,983 and $11,460,165 for 2017 and 2016, respectively. The increase in retail G&A expenses from 2016 to 2017 is primarily due to (i) incremental employee costs of approximately $493,000 arising from an increase in the number of staff, pay raises and a statutory retirement payment; and (ii) incremental professional fees of approximately $338,000 that arose primarily as a result of the retail license negotiations and litigation initiated against CW-Bali.

Through our subsidiary CW-Bali, we built a seawater reverse osmosis plant with an initial production capacity of approximately 790,000 gallons per day located in Nusa Dua, one of the primary tourist areas of Bali, Indonesia. We built this plant based upon our belief that future water shortages in this area of Bali would eventually enable us to sell all of this plant’s production. However, the sales volumes for its plant have not been sufficient to cover its operating costs and CW-Bali has incurred net losses each year since the inception of its operations in 2013.

In late 2015, we decided to seek a strategic partner for CW-Bali to (i) purchase a major portion of its equity ownership; (ii) lead CW-Bali’s sales and marketing efforts; (iii) liaise with the local water utility; and (iv) assist with CW-Bali’s on-going funding requirements. Although discussions were held and due diligence information was exchanged with potential strategic partners, we did not receive an offer for an investment in, a purchase of, or a joint venture for CW-Bali from any of these potential partners on terms we deemed acceptable. During the three months ended September 30, 2016, we reassessed the prospects for CW-Bali in light of its results to date, current circumstances and uncertainties impacting the business, and expected future funding requirements and tested its long-lived assets for possible impairment. As a result of this testing we recorded an impairment loss of $2.0 million for the year ended December 31, 2016 to reduce the carrying value of our long-lived CW-Bali assets to their estimated fair value.

On May 23, 2017, after considering CW-Bali’s historical and projected operating losses, its on-going funding requirements, the current business and economic environment in Bali and our inability to obtain a strategic partner for CW-Bali, our Board of Directors formally resolved to discontinue CW-Bali’s operations. Shortly after this decision we transferred two of CW-Bali’s reverse osmosis units to our other operations, thereby reducing the capacity of CW-Bali’s plant to 264,000 gallons per day. We planned to cease the production of water in Bali, sell our stock in CW-Bali or CW-Bali’s net assets, and exit the Bali market at the earliest practical date, which we initially believed would be no later than March 31, 2018.

However, in October 2017, CW-Bali’s sole remaining customer filed a lawsuit in Bali, Indonesia against CW-Bali, CW-Bali’s President and our Chief Financial Officer in his capacity as the President of CW-Bali’s Board of Commissioners (i.e. Directors) seeking compensatory damages of 57.1 billion rupiahs and punitive damages of 26 billion rupiahs as a result of the anticipated breach of this customer’s water supply agreement that will arise from CW-Bali’s planned cessation of operations. Such damages were equivalent to approximately $4.1 million and $1.9 million, respectively, as of the exchange rate on March 9, 2018. We believe this lawsuit is without merit and are vigorously defending CW-Bali and the two other defendants. However, until this lawsuit is resolved we are legally prohibited from disposing of our investment in CW-Bali or any further dispositions of CW-Bali’s assets.

Based upon the decision to cease CW-Bali’s operations, for the six months ended June 30, 2017 we estimated the future cash flows we would receive under various scenarios from the disposition of our investment in CW-Bali and assigned a probability to each scenario to determine an estimated fair value of our investment in CW-Bali. Based upon these probability-weighted sums, we recorded an impairment loss of approximately ($1,000,000) for the six months ended June 30, 2017 to reduce the carrying value of our investment in CW-Bali (which included $549,555 in cumulative translation adjustments reflected in stockholders’ equity) to its estimated fair value. During the three months ended September 30, 2017, we updated our estimated fair value projections for CW-Bali in light of the lawsuit filed in October 2017 and recorded an impairment loss of ($578,480) to reduce the carrying value of our investment in Bali to its estimated fair value of approximately $378,000 as of September 30, 2017. We recorded an additional impairment loss of approximately ($78,000) for our investment in CW-Bali during the three months ended December 31, 2017.

The results of operations for the retail segment for 2017 include sales for CW-Bali of $159,856 and a net loss from operations for CW-Bali of ($1,911,081). Such net loss includes the ($1,656,362) in impairment losses recorded for 2017. The results of operations for the retail segment for 2016 include sales for CW-Bali of $91,311 and a net loss from operations for CW-Bali of ($2,744,361). Such net loss includes the ($2,000,000) impairment loss recorded for 2016.

Bulk Segment

The bulk segment contributed $9,307,135 and $8,414,644 to our income from operations for 2017 and 2016, respectively.

Bulk segment revenues were $31,621,756 and $29,647,034 for 2017 and 2016, respectively. The volume of water sold by our bulk segment increased by 4% from 2016 to 2017. The increase in bulk revenues for 2017 is primarily attributable to our Bahamas operations which generated approximately $2,054,000 in incremental revenues due to (i) a significant increase in the prices of diesel fuel and electricity from 2016 to 2017, which increased the energy component of our bulk water rates in The Bahamas; and (ii) a 6% increase in the volume of water sold.

Gross profit for our bulk segment was $10,555,549 (33% of bulk revenues) and $10,158,484 (34% of bulk revenues) for 2017 and 2016, respectively. Gross profit as a percentage of revenues decreased slightly in 2017 as compared to 2016 due to higher energy prices, as energy expense for our bulk operations was approximately $1,560,000 more in 2017 than in 2016, and as a result of a 18% decrease (excluding energy pass through adjustments) in the price of water sold by our Windsor plant in the Bahamas that became effective at the beginning of 2017.

Bulk segment G&A expenses decreased to $1,248,414 for 2017 as compared to $1,744,840 for 2016. This decrease primarily reflects bank charges incurred to transfer funds from our Bahamas operations to our Cayman headquarters that were significantly lower for 2017 than for 2016 due to a decrease in the amount of funds transferred.

Services Segment

The services segment incurred losses from operations of ($3,043,528) and ($2,807,615) for 2017 and 2016, respectively.

Services segment revenues decreased to $469,347 for 2017 as compared to $835,770 for 2016 as we generated $320,296 in revenues in 2016 under our contract with the WAC to refurbish their North Sound plant.

Gross (loss) profit for our services segment was ($450) and $84,631 for 2017 and 2016, respectively. The service segment’s gross profit decreased from 2016 to 2017 due to the decrease in revenues.

G&A expenses for the services segment remained relatively consistent at $3,043,078 and $3,163,972 for 2017 and 2016, respectively.

The services segment generated a gain of $271,726 on the sale of a reverse osmosis unit in 2016. No sales of long-lived assets were made by the services segment in 2017.

Manufacturing Segment

Our manufacturing segment consists of Aerex, a company in which we acquired a 51% ownership interest as of February 11, 2016. Consequently, the results of our manufacturing segment for 2017 are not entirely comparable to those reported for 2016, as 2017 reflects a full year of Aerex’s operations whereas 2016 reflects Aerex’s operations for the shorter period that began February 11, 2016 and ended on December 31, 2016.

The manufacturing segment incurred losses from operations of ($2,019,970) and ($3,266,559) for 2017 and 2016, respectively.

Manufacturing revenues were $6,990,496 and $3,887,284 for 2017 and 2016, respectively. The increase in revenues from 2016 to 2017 reflects the additional period of manufacturing activity in 2017 as compared to 2016 due to the acquisition of Aerex on February 11, 2016 and an increase in the average dollar value of manufacturing contracts.

Manufacturing segment gross profit was $2,026,534 (29% of revenues) and $796,450 (20% of revenues) for 2017 and 2016, respectively. Gross profit for 2017 increased in dollars from 2016 due to the incremental revenues.

G&A expenses for the manufacturing segment were $2,646,504 and $2,308,607. Manufacturing G&A expenses increased in 2017 from 2016 due to an increase of approximately $202,000 in project development expenses incurred for 2017.

Losses on long-lived asset impairments and dispositions, net for the manufacturing segment were ($1,400,000) and ($1,754,402) for 2017 and 2016, respectively, due to the goodwill impairment losses of ($1,400,000) and ($1,750,000) recorded in 2017 and 2016, respectively.

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

We recorded an impairment loss of ($2.0 million) in 2016 to reduce the carrying value of CW-Bali’s long-lived assets to their estimated fair value.

We recorded an impairment loss of ($1.8 million) in 2016 to reduce the carrying value of the goodwill associated with the Aerex acquisition.

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

Other income (expense), net for 2016 was $103,573 as compared to ($510,004) for 2015. The fluctuation in this net component of our results of operations reflects (i) interest income that was approximately $404,000 less in 2016 than 2015 due to a decrease in interest earning deposit and loan receivable balances (ii) an impairment loss recorded for our equity investment in OC-BVI in 2016 of ($925,000) as compared to an impairment loss of ($1.6 million) for this investment in 2015; (iii) an unrealized loss of ($297,000) recorded in 2016 resulting from the revaluation of the net put/call option value recorded in connection with the Aerex acquisition; and (iv) foreign currency gains relating to CW-Bali of approximately $201,000 in 2016, as compared to foreign currency losses relating to CW-Bali of approximately ($346,000) in 2015.

Results by Segment

Retail Segment:

The retail segment generated a loss from operations of ($202,787) in 2016 as compared to income from operations of $1,582,270 in 2015. The loss from operations for 2016 is attributable to an impairment loss recorded in 2016 on the long-lived assets of CW-Bali, as discussed in paragraphs that follow.

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

Through our subsidiary, CW-Bali, we built a seawater reverse osmosis plant located in Nusa Dua, one of the primary tourist areas of Bali, Indonesia. We built this plant based upon our belief that future water shortages in this area of Bali would eventually enable us to sell all of this plant’s production. However, the sales volumes for its plant have not been sufficient to cover its operating costs and CW-Bali has incurred net losses each year since the inception of its operations in 2013.

In late 2015, we decided to seek a strategic partner for CW-Bali to (i) purchase a major portion of its equity ownership; (ii) lead CW-Bali’s sales and marketing efforts; (iii) liaise with the local water utility; and (iv) assist with CW-Bali’s on-going funding requirements. Although discussions were held and due diligence information was exchanged with potential strategic partners, we did not receive an offer for an investment in, a purchase of, or a joint venture for CW-Bali from any of these potential partners on terms we deemed acceptable. During the three months ended September 30, 2016, we reassessed the prospects for CW-Bali in light of its results to date, then current circumstances and uncertainties impacting the business, and expected future funding requirements and tested its long-lived assets for possible impairment. As a result of this testing we recorded an impairment loss of ($2.0 million) for the nine months ended September 30, 2016 to reduce the carrying value of our long-lived CW-Bali assets to their estimated fair value.

The results of our retail segment for 2016 and 2015 include CW-Bali’s sales of $91,311 and $368,012, respectively, and net operating losses generated by CW-Bali of ($2,744,361) and ($483,544), respectively.

Bulk Segment:

The bulk segment contributed $8,414,644 and $8,614,123 to our income from operations for 2016 and 2015, respectively.

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

Bulk segment G&A expenses were $1,744,840 and $1,605,943 for 2016 and 2015, respectively. The slight increase in bulk G&A expenses in 2016 is attributable to a $175,467 increase in bank charges incurred by CW-Bahamas attributable to incremental cash transfers from the Bahamas to our Cayman Islands headquarters.

Services Segment:

The services segment incurred losses from operations of ($2,807,615) and ($1,760,895) for 2016 and 2015, respectively.

Services segment revenues were $835,770 and $2,007,190 for 2016 and 2015, respectively. Services revenues declined in 2016 as a result of a decrease in revenues recognized on plant construction and refurbishment projects performed for the WAC. Such revenues totaled $320,296 in 2016 as compared to $1,478,843 in 2015.

Gross profit for our services segment was $84,631 and $377,969 for 2016 and 2015, respectively. The decline in the services segment’s gross profit for 2016 of $293,338 is primarily due to lower gross profit generated on plant construction and refurbishment projects.

G&A expenses for the services segment were $3,163,972 and $2,138,864 for 2016 and 2015, respectively. The increase in G&A expenses for 2016 as compared to 2015 reflects an increase of $1,035,581 in the expenses incurred in connection with the project development activities of our Mexican subsidiaries.

Manufacturing Segment:

We acquired our 51% interest in Aerex, the subsidiary that comprises our manufacturing segment, in February 2016. For the period subsequent to our acquisition through December 31, 2016 Aerex generated sales of $3,887,284, gross profit of $796,450, G&A expenses of $2,308,607 (which include amortization expenses of $1,320,000 for intangible assets recorded in connection with the acquisition) and a net loss from operations of ($3,266,559).

Aerex’s actual results of operations for the six months in 2016 immediately following the acquisition of our 51% interest fell significantly short of the projected results that were included in the overall cash flow projections we utilized to determine the purchase price for Aerex and the fair values of its assets and liabilities. Based upon the information available at that time, we believed Aerex’s results of operations for the remainder of 2016 and for the 2017 fiscal year would also fall short of our purchase price projections for Aerex. Due to these actual and projected shortfalls in Aerex’s results of operations, we tested Aerex’s goodwill for possible impairment as of September 30, 2016 by estimating its fair value using the discounted cash flow method. As a result of this impairment testing, we determined that the carrying value of our Aerex goodwill exceeded its fair value and recorded an impairment loss of ($1,750,000) for the three months ended September 30, 2016 to reduce the carrying value of this goodwill.

FINANCIAL CONDITION

The significant changes in the consolidated balance sheet as of December 31, 2017 as compared to December 31, 2016 result from decreases in accounts receivable and intangible assets, and increases in other assets and construction in progress.

The decrease in accounts receivable is primarily attributable to a decrease in the Bahamas receivables from the WSC and the decrease in intangible assets is primarily attributable to amortization of our Aerex intangible assets during the year ended December 31, 2017.

The increase in other assets is primarily attributable to deposits for construction in progress and the increase in construction in progress is primarily attributable to capital improvements to the Windsor plant in the Bahamas.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity Position

Our projected liquidity requirements for 2018 include capital expenditures for our existing operations of approximately $18.7 million (primarily for capital improvements to the Windsor plant in the Bahamas and for the expansion of the ACWW plant in Grand Cayman), dividends payable of approximately $1.3 million and approximately $1.4 million to be expended for NSC's and AdR's project development activities. Our liquidity requirements for 2018 may also include future quarterly dividends, if such dividends are declared by our Board. Our dividend payments amounted to approximately $4.5 million for the year ended December 31, 2017 and approximately $4.6 million for the year ended December 31, 2016.

In February 2016, we purchased 51% of the equity ownership of Aerex, a U.S. original equipment manufacturer and service provider of a wide range of products and services applicable to industrial, commercial and municipal water treatment, for $7.7 million in cash. Immediately following our acquisition of Aerex, we and the former sole shareholder of Aerex loaned Aerex $510,000 and $490,000, respectively, in the form of notes payable which were scheduled to mature on June 30, 2017 and bore interest at 1% per annum. These notes payable were repaid in April 2017. In February 2017, we and the former sole shareholder of Aerex loaned Aerex $408,000 and $392,000, respectively, in the form of notes payable which mature on September 30, 2017 and bear interest at 1% per annum. In October 2017, we and the former shareholder of Aerex extended the term of the notes payable issued in February 2017 for an additional six months to a new maturity date of March 31, 2018. Additionally, we and the former shareholder loaned Aerex an additional $306,000 and $294,000, respectively, for a total outstanding notes payable balance with a maturity date of March 31, 2018 of $1,400,000.

As of December 31, 2017, we had cash and cash equivalents of approximately $47.2 million and working capital of approximately $59.1 million. We are not presently aware of anything that would lead us to believe that we will not have sufficient liquidity to meet our needs for 2018 and thereafter.

CW-Belize Liquidity

Transfers of funds held by our subsidiary CW-Belize to our parent company, which are accomplished by means of conversion of Belize dollars into U.S. dollars, require the approval of the Central Bank of Belize and are dependent on the amount of U.S. dollars available to Belize banks to execute such transfers. Weakness in the Belize economy and other factors have reduced the amount of U.S. dollars that Belize banks have available for transfer, which has limited the amount of funds we are presently able to transfer from CW-Belize. Our repatriations of funds from CW-Belize to our parent company amounted to $458,000 and $400,000 in 2017 and 2016, respectively, significantly less than the net income and net cash flows CW-Belize generated for those years. As of December 31, 2017 and 2016, the equivalent U.S. dollar cash amounts for our bank account deposits in Belize were approximately $6.3 million and $4.9 million, respectively.

We cannot presently determine when we will have an improved ability to transfer funds from CW-Belize. While we presently have sufficient liquidity from other sources, should we need to access our cash balances held by CW-Belize in the future to support our other operations, the majority of such funds may not be available for immediate transfer from Belize.

Discussion of Cash Flows for the Year Ended December 31, 2017

Our cash and cash equivalents increased to $47,182,966 as of December 31, 2017 from $39,254,116 as of December 31, 2016.

Cash Flows from Operating Activities

Our operating activities provided net cash of approximately $13.6 million. This net cash provided reflects net income generated for the year of approximately $5.7 million as adjusted for (i) various items included in the determination of net income that do not affect cash flows during the year; and (ii) changes in the other components of working capital. The more significant of such items and changes in working capital components included depreciation and amortization of approximately $7.5 million, a net increase in prepaids and other assets of approximately $3.1 million, and non-cash impairment losses aggregating approximately $3.1 million.

Cash Flows from Investing Activities

Net cash used in our investing activities was approximately $1.4 million. We purchased property, plant and equipment and expended funds on construction in progress in the normal course of business in the aggregate of amount of approximately $4.6 million. We collected approximately $1.6 million in principal repayments on our loans receivable from the WAC and also received approximately $1.5 million in distributions of earnings from OC-BVI.

Cash Flows from Financing Activities

Our financing activities used approximately $4.3 million in net cash as we paid dividends of approximately $4.5 million. In April 2017, we repaid a $490,000 note payable and during 2017 also issued a $686,000 note payable to Aerex’s prior sole stockholder that matures on March 31, 2018.

Material Commitments, Expenditures and Contingencies

Renewal of Retail License

We sell water through our retail operations under a license issued in July 1990 by the Cayman Islands government that grants Cayman Water the exclusive right to provide potable water to customers within its licensed service area. As discussed below, this license was set to expire in July 2010 but has since been extended while negotiations for a new license take place. Pursuant to the license, Cayman Water has the exclusive right to produce potable water and distribute it by pipeline to its licensed service area, which consists of two of the three most populated areas of Grand Cayman, the Seven Mile Beach and West Bay areas. For the years ended December 31, 2017, 2016 and 2015, we generated approximately 37%, 40% and 40%, respectively, of our consolidated revenues and 50%, 56% and 56%, respectively, of our consolidated gross profit from the retail water operations conducted pursuant to Cayman Water’s exclusive license.

The license was originally scheduled to expire in July 2010 but has been extended several times by the Cayman Islands government in order to provide the parties with additional time to negotiate the terms of a new license agreement. The most recent extension of the license expired on January 31, 2018. We continue to provide water subsequent to January 31, 2018 on the assumption that the license has been further extended to allow the parties to continue negotiations without interruption to an essential service.

In October 2016, the Government of the Cayman Islands passed legislation which created a new utilities regulation and competition office (“OfReg”). OfReg is an independent and accountable regulatory body with a view of protecting the rights of consumers, encouraging affordable utility services, and promoting competition. OfReg, which began operations in January 2017, has the ability to supervise, monitor and regulate multiple utility undertakings and markets. Supplemental legislation was passed by the Government of the Cayman Islands in April 2017, which transferred responsibility for economic regulation of the water utility sector and the retail license negotiations from the WAC to OfReg in May 2017. We began license negotiations with OfReg in July 2017 and such negotiations are continuing.

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

In November 2012, NSC entered into a lease with an effective term of 20 years from the date of full operation of the desalination plant with the Comisión Federal de Electricidad for approximately 5,000 square meters of land on which it plans to construct the water intake and discharge works for the plant. The amounts due on this lease are payable in Mexican pesos at an amount that is currently equivalent to approximately $15,000 per month. This lease may be cancelled by NSC should NSC ultimately not proceed with the Project.

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

In response to its APP Proposal, in September 2015 NSC received a letter dated June 30, 2015 from the Director General of the Comisión Estatal del Agua de Baja California (“CEA”), the State agency with responsibility for the Project, stating that (i) the Project is in the public interest with high social benefits and is consistent with the objectives of the State development plan; and (ii) that the Project and accompanying required public tender process should be conducted. In November 2015, the State officially commenced the tender for the Project, the scope of which the State has defined as a first phase to be operational in 2019 consisting of a 50 million gallon per day plant and a pipeline that connects to the Mexican potable water infrastructure and a second phase to be operational in 2024 consisting of an additional 50 million gallons per day of production capacity. A consortium comprised of NSC, NuWater S.A.P.I. de C.V. and Degremont S.A. de C.V. (the “Consortium”) submitted its tender for the Project in April 2016 and in June 2016, the State designated the Consortium as the winner of tender process for the Project.

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

In August 2016 NSC and NuWater incorporated Newco under the name Aguas de Rosarito S.A.P.I. de C.V. (“AdR”), a special purpose company, to complete the Project and executed a shareholders agreement for AdR agreeing among other things that (i) AdR would purchase the land and other Project assets from NSC on the date that the Project begins commercial operation and (ii) AdR would enter into a Management and Technical Services Agreement with NSC effective on the first day that the Project begins commercial operation. As of December 31, 2017 NSC owned 99.6% of AdR.

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

The total Project cost for Phase 1 of the Project is presently estimated at approximately 9.1 billion Mexican pesos.

The APP Contract does not become effective until the following conditions are met:

•	the State has established and registered various payment trusts, guaranties and bank credit lines for specific use by the Project;

•	the CEA has obtained the rights from the relevant federal authority to take and desalinate seawater and distribute it for municipal use;

•	various agreements between the CEA, the payment trusts and the CESPT have been executed;

•	AdR has obtained all of the rights of way required for the Phase 1 aqueduct;

•	AdR has obtained permission from the relevant federal authority to discharge the residual water from the Project’s desalination plant; and

•	all debt financing agreements necessary to provide the funding to AdR for the first phase of the Project have been executed.

In December 2016, the Congress of the State of Baja California, Mexico passed Decreto #57 which, among other things, ratified and authorized the payment obligations of the corresponding public entities under the APP Contract. During 2017, following consultations between representatives of the State of Baja California and the Ministry of Finance of the Federal Government of Mexico, it was determined that certain amendments to Decreto #57 were required in order to comply with recent changes to the Federal Financial Discipline Law for Federative Entities and Municipalities. In addition, it was necessary to amend Decreto #57 to authorize the inclusion of revenues from the CESPT in the primary payment trust for the Project. These amendments were included in Decreto # 168 which was approved by the Congress of the State of Baja, California in December 2017. Following its issuance, two actions were filed in Mexican Courts against Decreto #168. While neither NSC nor AdR has been named as a party in these actions, based upon publicly available information we believe (1) one of these actions consists of a challenge filed by certain members of the Congress of State of Baja, California alleging certain elements of Decreto #168 are contrary to the Mexican constitution; and (2) that the other action represents an amparo (i.e. a constitutional appeal) filed by certain members of indigenous groups that alleges Decreto #168 violates certain of the human rights and individual guarantees they are afforded under the Mexican constitution. We cannot presently determine what impact, if any, these two actions will have upon the Project.

Both the exchange rate for the Mexico peso relative to the dollar and general macroeconomic conditions in Mexico have varied since the execution of the APP Project. These changes could adversely impact the estimated construction, operating, and financing costs for the Project. The APP Contract and the APP Law allow for the parties to negotiate (but do not guarantee) modifications to the water tariff in the event of such significant macroeconomic condition changes. On February 10, 2017, AdR submitted proposals to the CEA requesting an increase to the water tariff to compensate for changes in foreign exchange rates, lending rates and certain changes in law which have impacted the Project. If AdR is unable to obtain this requested increase in the water tariff, it may be unable to obtain the debt and equity financing required for the Project. We are currently unable to determine whether or not such water tariff increase will be approved.

In February 2018, AdR executed a subscription agreement (the “Agreement”) for the equity funding required for the Project. The Agreement calls for NSC to retain a minimum of 25% of the equity in AdR. One or more affiliates of Greenfield SPV VII, S.A.P.I. de C.V. (“Greenfield”), a Mexico company managed by an affiliate of a leading U.S. asset manager, will acquire a minimum of 55% of AdR. The Agreement also provides Suez Medio Ambiente México, S.A. de C.V., (“Suez”) a subsidiary of SUEZ International, S.A.S., with the option to purchase 20% of the equity of AdR. If Suez does not exercise this option, NSC will retain 35% of the equity of AdR and Greenfield will acquire 65% of the equity of AdR. The Agreement will become effective when the additional conditions related to the Project are met, including but not limited to those conditions discussed previously. The aggregate funding to be provided by AdR’s shareholders for the Project, in the form of equity and subordinated shareholder loans, is presently estimated at approximately 20% of the total cost of Phase 1 of the Project.

NSC expects to generate a portion of its funding for AdR through the sale to AdR of the land it has purchased for the Project. Under the terms of the Agreement, Suez will design and construct the Project, while a joint venture company between NSC and Suez will operate the Project.

In February 2018, our subsidiary Consolidated Water U.S. Holdings acquired the remaining 0.4% of AdR’s equity ownership previously held by NuWater.

If AdR is ultimately unable to proceed with the Project, the land NSC has purchased and the right of way deposits may lose their strategic importance derived from their association with the Project and consequently may decline in value. If AdR does not proceed with the Project, NSC may ultimately be unable to sell this land or recoup its right of way deposits for amounts at least equal to their current carrying values of approximately $20.6 million and $947,000, respectively. Any loss on the sale of the land, or impairment losses NSC may be required to record as a result of a decrease in the (i) fair value of the land; or (ii) value of the rights of way arising from the inability to complete the Project could have a material adverse impact on our results of operations.

Included in our results of operations are general and administrative expenses from NSC and AdR, consisting of organizational, legal, accounting, engineering, consulting and other costs relating to Project development activities. Such expenses amounted to approximately $3.0 million, $3.0 million and $2.0 million for the years ended December 31, 2017, 2016 and 2015, respectively. The assets and liabilities of NSC and AdR included in the Company’s consolidated balance sheets amounted to approximately $23.1 million and $173,000, respectively, as of December 31, 2017 and approximately $22.3 million and $221,000 respectively, as of December 31, 2016.

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

On December 8, 2017, we received a favorable ruling from the Supreme Court of Belize stating that (i) the claims by the PUC in the Order and the Second Order were unlawful, null and void and of no effect; and (ii) the PUC is prohibited from taking any steps or proceedings or making any further Order in respect of the said Order. However, on February 20, 2018, the PUC filed an appeal with the Belize Court of Appeal, the results of which are pending. We are presently unable to determine what impact the resolution of this matter will have on our financial condition, results of operations or cash flows.

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

In March 2016, the FASB issued ASU 2016-07, Investments- Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting, which eliminates the requirement to apply the equity method of accounting retrospectively when a reporting entity obtains significant influence over a previously held investment. ASU 2016-07 will be effective for the fiscal year beginning January 1, 2017 and subsequent interim periods. The adoption of ASU 2016-07 did not have a material impact on our financial position, results of operations or cash flows.

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

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which removes Step 2 of the goodwill impairment test. Goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill allocated to that reporting unit. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. ASU 2017-04 should be applied on a prospective basis and is effective for annual periods beginning January 1, 2020. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The adoption of ASU 2017-04 did not have a material impact on our financial position, results of operations or cash flows.

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

The effective dates of ASU 2016-08, ASU 2016-10, ASU 2016-11, ASU 2016-12 and ASU 2016-20 are the same as ASU 2015-14 discussed above. We intend to elect the modified retrospective method to all active contracts on the date of initial application, which will involve applying the guidance retrospectively only to the most current period presented in the financial statements and recognizing the cumulative effect of initially applying the guidance as an adjustment to the January 1, 2018 opening balance of retained earnings at the date of initial application. Based on an analysis we have performed, the adoption of ASC 606, Revenue from Contracts with Customers, will not have a material impact on our financial position, results of operations or cash flows, but will require us to enhance our disclosures with respect to our revenue recognition policies.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which provides guidance for the recognition, measurement, presentation and disclosure of financial assets and financial liabilities. In February 2018, the FASB issued ASU 2018-03, Technical Corrections and Improvements to Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, that clarifies the guidance in ASU No. 2016-01 on equity securities and certain fair value option liabilities among other things. ASU 2016-01 and ASU 2018-03 are effective for fiscal years, and for interim periods within those years, beginning after December 15, 2017 and, for most provisions, is effective using the cumulative-effect transition approach. Early application is permitted for certain provisions. The adoption of ASU 2016-01 and ASU 2018-03 is not expected to have a material impact on our financial position, results of operations or cash flows.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which provides guidance for accounting for leases. The new guidance requires companies to recognize the assets and liabilities for the rights and obligations created by leased assets. The accounting guidance for lessors will remain relatively largely unchanged. In January 2018, the FASB issued ASU 2018-01, Leases (Topic 842), which provides an optional transition practical expedient for the adoption of ASU 2016-02 that, if elected, would not require an organization to reconsider their accounting for existing land easements that are not currently accounted for under the old leases standard and clarify that new or modified land easements should be evaluated under ASU 2016-02, once an entity has adopted the new standard. ASU 2016-02 and ASU 2018-01 are effective for annual and interim periods beginning after December 15, 2018. Early adoption is permitted. We are currently evaluating the effect the adoption of this amendment will have on our consolidated financial statements, however, we expect that the adoption of the new lease standard will have a material impact on our consolidated balance sheet due to the recognition of right-of-use assets and lease liabilities principally for certain leases currently accounted for as operating leases.

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

Material Expenditures and Commitments

The following table summarizes our contractual obligations as of December 31, 2017:

	Total	2018	2019-2021	2022 and Thereafter
Employment agreements	$2,974,438	$1,706,738	$1,267,700	$-
Operating leases	1,304,644	613,510	691,134	-
Purchase obligations	4,413,413	4,387,571	25,842	-
Security deposits	224,827	-	124,827	100,000
Total	$8,917,322	$6,707,819	$2,109,503	$100,000

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

Dividends

•	On January 31, 2017, we paid a dividend of $0.075 to shareholders of record on January 2, 2017.
•	On May 1, 2017, we paid a dividend of $0.075 to shareholders of record on April 3, 2017.
•	On July 31, 2017, we paid a dividend of $0.075 to shareholders of record on July 3, 2017.
•	On October 31, 2017, we paid a dividend of $0.075 to shareholders of record on October 2, 2017.

Our Board of Directors approved a quarterly cash dividend increase to $0.085 per share from $0.075 per share.

•	On January 31, 2018, we paid a dividend of $0.085 to shareholders of record on January 3, 2017.
•	On February 6, 2018, our Board declared a dividend of $0.085 payable on April 30, 2018 to shareholders of record on April 2, 2018.

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

As of December 31, 2017, we had approximately $2.1 million in loans receivable due from the WAC. These loans are current as to scheduled principal and interest payments.

Interest Rate Risk

We are not exposed to significant interest rate risk as the balance of our note payable is not material to our operations or financial condition.

Foreign Exchange Risk

All of the currencies in our operating areas other than the Mexican peso and the euro have been fixed to the dollar for over 20 years and we do not employ a hedging strategy against exchange rate risk associated with our reporting in dollars. If any of these fixed exchange rates becomes a floating exchange rate or if any of the foreign currencies in which we conduct business depreciate significantly against the dollar, our results of operations and financial condition could be adversely affected.

As a result of our foreign operations, we have revenues and expenses, and assets and liabilities that are denominated in foreign currencies that are subject to variable foreign exchange rates. A 10% hypothetical adverse change in foreign exchange rates applied consistently to our financial instruments subject to foreign exchange risk would result in an increase or decrease in our consolidated net income of approximately $1,400 for the year ended December 31, 2017. A 10% hypothetical adverse change in foreign exchange rates applied variably to our financial instruments subject to foreign exchange risk would result in an increase or decrease in our consolidated net income of approximately $3,400 for the year ended December 31, 2017.

Although operations generally are conducted in the relevant local currency, we also are subject to foreign exchange transaction exposure when our subsidiaries transact business in a currency other than their own functional currency.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of

Consolidated Water Co. Ltd.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Consolidated Water Co. Ltd. (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the Company's internal control over financial reporting as of December 31, 2017, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013 and our report dated March 16, 2018, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Marcum llp

We have served as the Company’s auditor since 2005.

Fort Lauderdale, Florida

March 16, 2018

CONSOLIDATED WATER CO. LTD.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2017	2016
ASSETS
Current assets
Cash and cash equivalents	$47,182,966	$39,254,116
Accounts receivable, net	15,047,846	16,500,798
Inventory	1,744,445	2,305,879
Prepaid expenses and other current assets	1,077,257	1,096,200
Current portion of loans receivable	1,400,448	1,633,588
Costs and estimated earnings in excess of billings	238,435	85,211
Total current assets	66,691,397	60,875,792
Property, plant and equipment, net	50,525,064	53,084,105
Construction in progress	1,823,284	885,494
Inventory, non-current	4,758,973	4,606,088
Loans receivable	734,980	2,135,428
Investment in OC-BVI	2,783,882	4,086,630
Goodwill	8,384,248	9,784,248
Land held for development	20,558,424	20,558,424
Intangible assets, net	3,765,434	5,195,476
Other assets	5,455,209	2,392,843
Total assets	$165,480,895	$163,604,528

LIABILITIES AND EQUITY
Current liabilities
Accounts payable and other current liabilities	$5,662,448	$4,898,908
Dividends payable	1,281,612	1,187,214
Note payable to related party	686,000	490,000
Billings in excess of costs and estimated earnings	1,258	102,966
Total current liabilities	7,631,318	6,679,088
Deferred tax liability	1,024,893	1,915,241
Other liabilities	803,307	904,827
Total liabilities	9,459,518	9,499,156
Commitments and contingencies
Equity
Consolidated Water Co. Ltd. stockholders' equity
Redeemable preferred stock, $0.60 par value. Authorized 200,000 shares; issued and outstanding 33,488 and 35,225 shares, respectively	20,093	21,135
Class A common stock, $0.60 par value. Authorized 24,655,000 shares; issued and outstanding 14,918,869 and 14,871,664 shares, respectively	8,951,321	8,922,998
Class B common stock, $0.60 par value. Authorized 145,000 shares; none issued	-	-
Additional paid-in capital	86,405,387	85,621,033
Retained earnings	53,105,196	51,589,337
Cumulative translation adjustment	(549,555)	(549,555)
Total Consolidated Water Co. Ltd. stockholders' equity	147,932,442	145,604,948
Non-controlling interests	8,088,935	8,500,424
Total equity	156,021,377	154,105,372
Total liabilities and equity	$165,480,895	$163,604,528

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED WATER CO. LTD.

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2017	2016	2015
Retail revenues	$23,225,066	$23,505,619	$23,254,757
Bulk revenues	31,621,756	29,647,034	31,854,255
Services revenues	469,347	835,770	2,007,190
Manufacturing revenues	6,990,496	3,887,284	-
Total revenues	62,306,665	57,875,707	57,116,202

Cost of retail revenues	10,372,199	10,294,298	10,543,972
Cost of bulk revenues	21,066,207	19,488,550	21,634,789
Cost of services revenues	469,797	751,139	1,629,221
Cost of manufacturing revenues	4,963,962	3,090,834	-
Total cost of revenues	36,872,165	33,624,821	33,807,982
Gross profit	25,434,500	24,250,886	23,308,220
General and administrative expenses	19,072,979	18,677,584	14,840,156
Long-lived asset impairment and disposition losses, net	3,040,158	3,435,619	32,566
Income from operations	3,321,363	2,137,683	8,435,498

Other income (expense):
Interest income	380,563	609,750	1,013,252
Interest expense	(6,806)	(104,048)	(269,090)
Profit sharing income from OC-BVI	46,575	125,550	105,300
Equity in the earnings of OC-BVI	127,802	337,809	294,368
Impairment loss on investment in OC-BVI	-	(925,000)	(1,060,000)
Net unrealized gain (loss) on put/call options	960,000	(297,000)	-
Other	14,099	356,512	(593,834)
Other income (expense), net	1,522,233	103,573	(510,004)
Income before income taxes	4,843,596	2,241,256	7,925,494
Provision for (benefit from) income taxes	(888,977)	(536,057)	-
Net income	5,732,573	2,777,313	7,925,494
Income (loss) attributable to non-controlling interests	(411,489)	(1,183,188)	406,793
Net income attributable to Consolidated Water Co. Ltd. stockholders	$6,144,062	$3,960,501	$7,518,701

Basic earnings per common share attributable to Consolidated Water Co. Ltd. common stockholders	$0.41	$0.27	$0.51

Diluted earnings per common share attributable to Consolidated Water Co. Ltd. common stockholders	$0.41	$0.27	$0.51

Dividends declared per common share	$0.31	$0.30	$0.30

Weighted average number of common shares used in the determination of:
Basic earnings per share	14,896,944	14,809,909	14,741,748
Diluted earnings per share	15,006,681	14,944,028	14,827,755

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED WATER CO. LTD.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2017	2016	2015
Net income	$5,732,573	$2,777,313	$7,925,494
Other comprehensive income (loss)
Foreign currency translation adjustment	-	(17,042)	(53,660)
Comprehensive income	5,732,573	2,760,271	7,871,834
Income (loss) attributable to non-controlling interests	(411,489)	(1,184,040)	404,110
Comprehensive income attributable to Consolidated Water Co. Ltd. stockholders	$6,144,062	$3,944,311	$7,467,724

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED WATER CO. LTD.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Redeemable preferred stock		Common stock		Additional paid-in	Retained	Cumulative translation	Non-controlling	Total stockholders’
	Shares	Dollars	Shares	Dollars	capital	earnings	adjustment	interests	equity
Balance as of December 31, 2014	36,840	$22,104	14,715,899	$8,829,539	$83,779,292	$49,000,621	$(482,388)	$2,933,496	$144,082,664
Issue of share capital	8,615	5,169	10,514	6,308	131,741	-	-	-	143,218
Conversion of preferred stock	(7,195)	(4,317)	7,195	4,317	-	-	-	-	-
Buyback of preferred stock	(748)	(449)	-	-	(5,565)	-	-	-	(6,014)
Net income	-	-	-	-	-	7,518,701	-	406,793	7,925,494
Exercise of options	1,292	775	47,593	28,557	427,431	-	-	-	456,763
Dividends declared	-	-	-	-	-	(4,435,147)	-	(182,663)	(4,617,810)
Foreign currency translation adjustment	-	-	-	-	-	-	(50,977)	(2,683)	(53,660)
Stock-based compensation	-	-	-	-	264,450	-	-	-	264,450
Balance as of December 31, 2015	38,804	23,282	14,781,201	8,868,721	84,597,349	52,084,175	(533,365)	3,154,943	148,195,105
Issue of share capital	8,421	5,053	25,156	15,094	159,426	-	-	-	179,573
Conversion of preferred stock	(11,558)	(6,935)	11,558	6,935	-	-	-	-	-
Buyback of preferred stock	(1,755)	(1,053)	-	-	(13,001)	-	-	-	(14,054)
Net income	-	-	-	-	-	3,960,501	-	(1,183,188)	2,777,313
Exercise of options	1,313	788	53,749	32,248	535,813	-	-	-	568,849
Dividends declared	-	-	-	-	-	(4,455,339)	-	(182,663)	(4,638,002)
Foreign currency translation adjustment	-	-	-	-	-	-	(16,190)	(852)	(17,042)
Aerex non-controlling interest at acquisition date	-	-	-	-	-	-		6,712,184	6,712,184
Stock-based compensation	-	-	-	-	341,446	-	-	-	341,446
Balance as of December 31, 2016	35,225	21,135	14,871,664	8,922,998	85,621,033	51,589,337	(549,555)	8,500,424	154,105,372
Issue of share capital	9,441	5,665	34,991	20,995	183,491	-	-	-	210,151
Conversion of preferred stock	(12,214)	(7,328)	12,214	7,328	-	-	-	-	-
Buyback of preferred stock	(1,093)	(656)	-	-	(9,063)	-	-	-	(9,719)
Net income	-	-	-	-	-	6,144,062	-	(411,489)	5,732,573
Exercise of options	2,129	1,277	-	-	16,500	-	-	-	17,777
Dividends declared	-	-	-	-	-	(4,628,203)	-	-	(4,628,203)
Stock-based compensation	-	-	-	-	593,426	-	-	-	593,426
Balance as of December 31, 2017	33,488	$20,093	14,918,869	$8,951,321	$86,405,387	$53,105,196	$(549,555)	$8,088,935	$156,021,377

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED WATER CO. LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2017	2016	2015
Cash flows from operating activities
Net income	$5,732,573	$2,777,313	$7,925,494
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,472,341	7,421,268	5,836,933
Amortization of debt issuance costs	-	41,672	125,016
Deferred income tax benefit	(888,977)	(536,057)	-
Provision for doubtful accounts	-	42,553	-
Unrealized (gain) loss on put/call option	(960,000)	297,000	-
Compensation expense relating to stock and stock option grants	803,577	521,019	407,668
Net loss (gain) on disposal of fixed assets	117,969	(314,381)	32,566
Foreign currency transaction adjustment	6,685	(172,130)	420,641
Profit sharing and equity in earnings of OC-BVI	(174,377)	(463,359)	(399,668)
Impairment loss on long-lived assets	1,656,362	2,000,000	-
Impairment of goodwill	1,400,000	1,750,000	-
Impairment of investment in OC-BVI	-	925,000	1,060,000
Change in:
Accounts receivable and costs and estimated earnings in excess of billings	1,370,128	(5,910,009)	3,402,728
Inventory	(217,028)	(622,724)	(732,588)
Prepaid expenses and other assets	(3,083,708)	204,642	299,130
Accounts payable and other liabilities and billings in excess of costs and estimated earnings - construction project	408,749	(138,455)	(1,058,134)
Net cash provided by operating activities	13,644,294	7,823,352	17,319,786

Cash flows from investing activities
Purchase of certificate of deposit	-	-	(5,637,538)
Maturity of certificate of deposit	-	5,637,538	5,000,000
Additions to property, plant and equipment and construction in progress	(4,576,717)	(3,462,150)	(3,113,565)
Proceeds from sale of equipment	22,427	547,332	10,160
Distribution of earnings from OC-BVI	1,477,125	-	-
Acquisition of Aerex, net of cash acquired	-	(7,742,853)	-
Collections on loans receivable	1,633,588	1,841,851	1,726,310
Release of restricted cash balance	-	398,744	(42,716)
Net cash used in investing activities	(1,443,577)	(2,779,538)	(2,057,349)

Cash flows from financing activities
Dividends paid to common shareholders	(4,464,712)	(4,433,539)	(4,417,534)
Dividends paid to non-controlling interests	-	(182,663)	(201,473)
Dividends paid to preferred shareholders	(11,213)	(11,831)	(11,881)
Issuance (repurchase) of redeemable preferred stock	(9,719)	(14,054)	(6,014)
Proceeds received from exercise of stock options	17,777	568,849	456,763
Issuance (repayment) of note payable to related party	(490,000)	490,000	-
Issuance of note payable to related party	686,000	-	-
Repayments of demand loan payable	-	(7,000,000)	(2,000,000)
Net cash used in financing activities	(4,271,867)	(10,583,238)	(6,180,139)
Effect of exchange rate changes on cash	-	806	(3,253)
Net increase (decrease) in cash and cash equivalents	7,928,850	(5,538,618)	9,079,045
Cash and cash equivalents at beginning of period	39,254,116	44,792,734	35,713,689
Cash and cash equivalents at end of period	$47,182,966	$39,254,116	$44,792,734

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

Use of estimates: The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant items subject to estimates and assumptions include the carrying value of property, plant and equipment, intangible assets, and goodwill. Actual results could differ significantly from such estimates.

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

Foreign currency: The Company’s reporting currency is the United States dollar (“US$”). The functional currency of the Company and its foreign operating subsidiaries (other than NSC, AdR, CW-Cooperatief and CW-Bali) is the currency for each respective country. The functional currency for NSC, AdR, CW-Cooperatief and CW-Bali is the US$. NSC and AdR conduct business in US$ and Mexican pesos, CW-Cooperatief conducts business in US$ and euros, and CW-Bali conducts business in US$ and Indonesian rupiahs. The exchange rates for the Cayman Islands dollar, the Belize dollar and the Bahamian dollar are fixed to the US$. The exchange rates for conversion of Mexican pesos, euros and rupiahs into US$ vary based upon market conditions. Net foreign currency gains (losses) arising from transactions and re-measurements were $69,630, $50,299 and ($485,291) for the years ended December 31, 2017, 2016 and 2015, respectively, and are included in “Other income (expense) - Other” in the accompanying consolidated statements of income.

Comprehensive income: Comprehensive income (loss) is defined as the change in equity during a period from transactions and other events from non-owner sources. Comprehensive income (loss) is the total of net income and other comprehensive income (loss) which, for the Company, is comprised entirely of foreign currency translation adjustments related to CW-Bali.

Cash and cash equivalents: Cash and cash equivalents consist of demand deposits at banks and highly liquid deposits at banks with an original maturity of three months or less. Cash and cash equivalents as of December 31, 2017 and December 31, 2016 include $15.9 million and $1.0 million, respectively, of certificates of deposits with an original maturity of three months or less.

As of December 31, 2017, the Company had deposits in U.S. banks in excess of federally insured limits of approximately $2.7 million. As of December 31, 2017, the Company held cash in foreign bank accounts of approximately $43.8 million.

Transfers from the Company’s Bahamas and Belize bank accounts to Company bank accounts in other countries require the approval of the Central Bank of the Bahamas and Belize, respectively. As of December 31, 2017, the equivalent United States dollar cash balances for deposits held in the Bahamas and Belize were approximately $14.3 million and $6.3 million, respectively.

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

Property, plant and equipment: Property, plant and equipment is stated at cost less accumulated depreciation. Depreciation is calculated using a straight-line method with an allowance for estimated residual values. Rates are determined based on the estimated useful lives of the assets as follows:

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

Construction in progress: Interest costs directly attributable to the acquisition and construction of qualifying assets, which are assets that necessarily take a substantial period of time to be ready for their intended use, are added to the cost of those assets until such time as the assets are substantially ready for use. No interest was capitalized during the years ended December 31, 2017, 2016 or 2015.

Goodwill and intangible assets: Goodwill represents the excess cost over the fair value of the assets of an acquired business. Goodwill and intangible assets acquired in a business combination accounted for as a purchase and determined to have an indefinite useful life are not amortized but are tested for impairment at least annually. Intangible assets with estimable useful lives are amortized over their respective estimated useful lives to their estimated residual values and reviewed periodically for impairment. The Company evaluates the possible impairment of goodwill annually as part of its reporting process for the fourth quarter of each fiscal year. Management identifies the Company’s reporting units, which consist of the retail, bulk, and manufacturing business segments, and determines the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units. The Company determines the fair value of each reporting unit and compares the fair value to the carrying amount of the reporting unit. To the extent the carrying amount of the reporting unit exceeds the fair value of the reporting unit, an impairment loss is recorded.

For the years ended December 31, 2017 and 2016, the Company estimated the fair value of its reporting units by applying the discounted cash flow method, the guideline public company method, and the mergers and acquisitions method.

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

The Company also estimated the fair value of each of its reporting units for the years ended December 31, 2017 and 2016 through reference to the guideline companies and the market multiples implied by guideline merger and acquisition transactions.

The Company weighted the fair values estimated for each of its reporting units under each method and summed such weighted fair values to estimate the overall fair value for each reporting unit. The respective weightings the Company applied to each method as of December 31, 2017 were consistent with those used as of December 31, 2016 and were as follows:

Method	Retail	Bulk	Manufacturing
Discounted cash flow	80%	80%	80%
Guideline public company	10%	10%	10%
Mergers and acquisitions	10%	10%	10%
	100%	100%	100%

The fair values the Company estimated for its retail and bulk units exceeded their carrying amounts by 121% and 59%, respectively, as of December 31, 2017. The carrying amount the Company estimated for its manufacturing unit exceeded its fair value by 12% as of December 31, 2017 and as discussed in the paragraph that follows, the Company recorded an impairment loss to reduce the carrying value of the goodwill for this segment. The fair values the Company estimated for its retail, bulk and manufacturing units exceeded their carrying amounts by 123%, 41% and 26%, respectively, as of December 31, 2016.

On February 11, 2016, the Company acquired 51% ownership interest in Aerex. In connection with this acquisition the Company recorded goodwill of $8,035,211. Aerex’s actual results of operations for the six months in 2016 following the acquisition fell significantly short of the projected results for this period that were included in the overall cash flow projections the Company utilized to determine the purchase price for Aerex and the fair values of its assets and liabilities. Due to this shortfall in Aerex’s results of operations, the Company tested Aerex’s goodwill for possible impairment as of September 30, 2016 by estimating its fair value using the discounted cash flow method. As a result of this impairment testing, the Company determined that the carrying value of the Aerex goodwill exceeded its fair value and recorded an impairment loss of $1,750,000 for the three months ended September 30, 2016, included in loss on long-lived asset dispositions and impairments, net in the accompanying consolidated statements of income, to reduce the carrying value of this goodwill to $6,285,211. As part of the Company’s annual impairment testing of goodwill performed during the fourth quarter, in 2017 the Company updated its projections for Aerex’s future cash flows, determined that the carrying value of the Aerex goodwill exceeded its fair value, and recorded an impairment loss of $1,400,000 for the three months ended December 31, 2017, which is included in loss on long-lived asset dispositions and impairments, net in the accompanying consolidated statements of income, to further reduce the carrying value of the goodwill to $4,885,211. The Company may be required to record additional impairment losses to reduce the carrying value of this goodwill in future periods if the Company determines it likely that Aerex’s results of operations will fall short of its most recent projections of its future cash flows.

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

Other assets: Under the terms of CW-Bahamas’ contract with the Water and Sewerage Corporation of The Bahamas (“WSC”) to supply water from its Blue Hills desalination plant, CW-Bahamas was required to reduce the amount of water lost by the public water distribution system on New Providence Island, The Bahamas, over a one-year period by 438 million gallons, a requirement CW-Bahamas met during 2007. The Company was solely responsible for the engineering, labor and materials costs incurred to affect the reduction in lost water, which were capitalized and are being amortized on a straight-line basis over the original remaining life of the Blue Hills contract. Such costs are included in other assets and aggregated approximately $3.5 million as of December 31, 2017 and 2016. Accumulated amortization for these costs was approximately $2.0 million and $1.8 million as of December 31, 2017 and 2016, respectively. Amortization expense was $179,353 for each of the years ended December 31, 2017, 2016 and 2015.

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

Construction revenue and cost of construction revenue: The Company recognizes revenue and related costs as work progresses on long-term fixed price construction contracts using the percentage-of-completion method, which relies on contract revenue and estimates of total expected costs. The Company follows this method since it can make reasonably dependable estimates of the revenue and costs applicable to various stages of a contract. Under the percentage-of-completion method, the Company records revenue and recognizes profit or loss as work on the contract progresses. The Company estimates total project costs and profit to be earned on each long-term, fixed price contract prior to commencement of work on the contract and updates these estimates as work on the contract progresses. The cumulative amount of revenue recorded on a contract at a specified point in time is that percentage of total estimated revenue that incurred costs to date comprises of estimated total contract costs. If, as work progresses, the actual contract costs exceed estimates, the profit recognized on revenue from that contract decreases. The Company recognizes the full amount of any estimated loss on a contract at the time the estimates indicate such a loss. Any costs and estimated earnings in excess of billings are classified as current assets. Billings in excess of costs and estimated earnings on uncompleted contracts, if any, are classified as current liabilities.

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

Comparative amounts: Certain amounts presented in the financial statements previously issued for 2016 and 2015 have been reclassified to conform to the current year’s presentation.

3. Cash and cash equivalents

Cash and cash equivalents are not restricted by the terms of the Company’s bank accounts as to withdrawal or use. As of December 31, 2017 and 2016, the equivalent United States dollars are denominated in the following currencies:

	December 31,
	2017	2016
Bank accounts:
United States dollar	$6,764,201	$11,350,895
Cayman Islands dollar	4,306,768	16,511,673
Bahamian dollar	13,310,936	4,859,914
Belize dollar	6,346,184	4,884,161
Bermudian dollar	3,502	3,733
Mexican peso	17,014	83,752
Euro	-	5,221
Singapore dollar	-	25,840
Indonesian rupiah	46,331	29,220
	30,794,936	37,754,409

Short term deposits:
United States dollar	10,559,407	490,914
Cayman Islands dollar	4,802,060	-
Bahamian dollar	1,026,563	1,008,793
	16,388,030	1,499,707
Total cash and cash equivalents	$47,182,966	$39,254,116

Transfers from the Company’s Bahamas and Belize bank accounts to Company bank accounts in other countries require the approval of the Central Bank of the Bahamas and Belize, respectively.

4. Accounts receivable, net

	December 31,
	2017	2016
Trade accounts receivable	$13,609,203	$15,368,218
Receivable from OC-BVI	123,807	53,970
Other accounts receivable	1,473,738	1,271,948
	15,206,748	16,694,136
Allowance for doubtful accounts	(158,902)	(193,338)
Accounts receivable, net	$15,047,846	$16,500,798

The activity for the allowance for doubtful accounts consisted of:

	December 31,
	2017	2016
Opening allowance for doubtful accounts	$193,338	$193,338
Provision for doubtful accounts	-	42,553
Accounts written off during the year	(34,436)	(42,553)
Ending allowance for doubtful accounts	$158,902	$193,338

Significant concentrations of credit risk are disclosed in Note 20.

5. Inventory

	December 31,
	2017	2016
Water stock	$28,332	$23,905
Consumables stock	150,534	143,028
Spare parts stock	6,324,552	6,745,034
Total inventory	6,503,418	6,911,967
Less current portion	1,744,445	2,305,879
Inventory (non-current)	$4,758,973	$4,606,088

6. Loans receivable

	December 31,
	2017	2016
All loans receivable are due from the Water Authority Cayman and consisted of:
Two loans originally aggregating $10,996,290, bearing interest at 6.5% per annum, receivable in aggregate monthly installments of $124,827 to June 2019, and secured by the machinery and equipment of the North Side Water Works plant.	$2,135,428	$3,448,051
Two loans originally aggregating $3,671,039, bearing interest at 6.5% per annum, receivable in aggregate monthly installments of $54,513 to June 2017, and secured by the machinery and equipment of the Red Gate plant.	-	320,965
Total loans receivable	2,135,428	3,769,016
Less current portion	1,400,448	1,633,588
Loans receivable, excluding current portion	$734,980	$2,135,428

7. Property, plant and equipment and construction in progress

	December 31,
	2017	2016
Land	$3,435,361	$3,570,361
Buildings	20,135,753	19,366,123
Plant and equipment	61,437,751	62,227,399
Distribution system	33,986,305	33,482,674
Office furniture, fixtures and equipment	3,425,992	3,405,633
Vehicles	1,446,468	1,396,886
Leasehold improvements	261,148	261,147
Lab equipment	158,637	151,233
	124,287,415	123,861,456
Less accumulated depreciation	73,762,351	70,777,351
Property, plant and equipment, net	$50,525,064	$53,084,105
Construction in progress	$1,823,284	$885,494

As of December 31, 2017, the Company had outstanding capital commitments of $3,619,925. The Company maintains insurance for loss or damage to all fixed assets that it deems susceptible to loss. The Company does not insure its underground distribution system as the Company considers the possibility of material loss or damage to this system to be remote. During the years ended December 31, 2017 and 2016, $3,183,122 and $3,542,119, respectively, of construction in progress was placed in service. Depreciation expense was $5,862,947, $5,765,580, and $5,501,491 for the years ended December 31, 2017, 2016 and 2015, respectively.

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

The Company’s equity investment in OC-BVI amounted to $2,783,882 and $4,086,630 as of December 31, 2017 and 2016, respectively.

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

Summarized financial information for OC-BVI is as follows:

	December 31,
	2017	2016
Current assets	$2,835,614	$5,627,414
Non-current assets	3,945,071	3,963,242
Total assets	$6,780,685	$9,590,656

	December 31,
	2017	2016
Current liabilities	$218,753	$197,673
Non-current liabilities	1,158,300	1,854,900
Total liabilities	$1,377,053	$2,052,573

	Year Ended December 31,
	2017	2016
Revenues	$2,874,936	$3,832,929
Cost of revenues	1,759,285	2,107,557
Gross profit	1,115,651	1,725,372
General and administrative expenses	1,163,547	930,838
Long-lived asset impairment and disposition losses	188,164	-
Income (loss) from operations	(236,060)	794,534
Other income (expense), net	587,859	51,475
Net income	351,799	846,009
Income (loss) attributable to non-controlling interests	58,202	69,975
Net income attributable to controlling interests	$293,597	$776,034

 A reconciliation of the beginning and ending balances for the investment in OC-BVI for the year ended December 31, 2017:

Balance as of December 31, 2016	$4,086,630
Profit sharing and equity from earnings of OC-BVI	174,377
Distributions received from OC-BVI	(1,477,125)
Balance as of December 31, 2017	$2,783,882

The Company recognized $127,802, $337,809 and $294,368 in earnings from its equity investment in OC-BVI for the years ended December 31, 2017, 2016 and 2015, respectively. The Company recognized $46,575, $125,550 and $105,300 in profit sharing income from its profit sharing agreement with OC-BVI for the years ended December 31, 2017, 2016 and 2015, respectively.

For the years ended December 31, 2017, 2016 and 2015, the Company recognized approximately $469,347, $515,474 and $528,346, respectively, in revenues from its management services agreement with OC-BVI. Amounts payable by OC-BVI to the Company were $123,807 and $54,559 as of December 31, 2017 and December 31, 2016, respectively. The Company's deferred revenues from OC-BVI, included in other current liabilities in the accompanying consolidated balance sheets, were $181,328 and $0 as of December 31, 2017 and December 31, 2016, respectively. The Company’s remaining unamortized balance recorded for this management services agreement, which is reflected as an intangible asset on the Company’s consolidated balance sheets, was $0 and $15,500 as of December 31, 2017 and December 31, 2016, respectively (see Note 10).

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

In 2006, the BVI government took the position that the seven-year extension of the 1990 Agreement had been completed and that it was entitled to ownership of the Baughers Bay plant and during 2007 the BVI government filed a lawsuit with the Eastern Caribbean Supreme Court (the “Court”) seeking ownership of the Baughers Bay plant. OC-BVI counterclaimed to the Court that it was entitled to continued possession and operation of the Baughers Bay plant until the BVI government paid OC-BVI approximately $4.7 million, which OC-BVI believed represented the value of the Baughers Bay plant at its expanded production capacity.

The Court ruled on this litigation in 2009, awarding ownership of the Baughers Bay plant to the BVI government without compensation to OC-BVI. Both OC-BVI and the BVI subsequently filed appeals with the Eastern Caribbean Court of Appeals (the “Appellate Court”) asking the Appellate Court to review certain rulings by the Court with respect to this litigation.

In June 2012, the Appellate Court issued the final ruling with respect to the Baughers Bay litigation. This ruling reversed a previous ruling of the Court and awarded OC-BVI compensation for improvements made to the plant in the amount equal to the difference between (i) the value of the Baughers Bay plant at the date OC-BVI transferred possession of the plant to the BVI government and (ii) $1.42 million (the purchase price for the Baughers Bay plant under the 1990 Agreement).

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

Valuation of Investment in OC-BVI

The Company accounts for its investment in OC-BVI under the equity method of accounting for investments in common stock. This method requires recognition of a loss on an equity investment that is other than temporary and indicates that a current fair value of an equity investment that is less than its carrying amount may indicate a loss in the value of the investment. While a quoted market price for OC-BVI’s stock is not available, due to the uncertainties (specifically the Baughers Bay litigation and the possible expiration without renewal of the Bar Bay agreement) associated with OC-BVI’s future cash flows, the Company tested the carrying value of its investment in OC-BVI (which exceeded the Company’s proportionate share of OC-BVI’s net assets by an amount accounted for as goodwill) for impairment in 2016 and prior years.

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

After updating its probability-weighted estimates of OC-BVI’s future cash flows and its resulting estimate of the fair value of its investment in OC-BVI, the Company recorded an impairment loss of approximately $925,000 for the twelve months ended December 31, 2016, to reduce the carrying value of its investment in OC-BVI.

As a result of the extension of the Bar Bay agreement, no impairment losses were necessary in 2017 for the Company’s investment in OC-BVI. As of December 31, 2017, the amount of the Company’s proportionate share (43.53%) of OC-BVI’s net assets exceeded the carrying value of the Company’s investment in OC-BVI by approximately $30,000.

9. NSC and AdR Project Development

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

In November 2012, NSC entered into a lease with an effective term of 20-years from the date of full operation of the Project’s desalination plant, with the Comisión Federal de Electricidad for approximately 5,000 square meters of land on which it plans to construct the water intake and discharge works for the plant. The amounts due on this lease are payable in Mexican pesos at an amount that is currently equivalent to approximately $15,000 per month. This lease may be cancelled by NSC should NSC ultimately not proceed with the Project.

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

In response to its APP Proposal, in September 2015 NSC received a letter dated June 30, 2015 from the Director General of the Comisión Estatal del Agua de Baja California (“CEA”), the State agency with responsibility for the Project, stating that (i) the Project is in the public interest with high social benefits and is consistent with the objectives of the State development plan; and (ii) that the Project should proceed, and the required public tender should be conducted. In November 2015, the State officially commenced the tender for the Project, the scope of which the State defined as a first phase to be operational in 2019 consisting of a 50 million gallon per day plant and a pipeline that connects to the Mexican potable water infrastructure and a second phase to be operational in 2024 consisting of an additional 50 million gallons per day of production capacity. A consortium comprised of NSC, NuWater S.A.P.I. de C.V. and Degremont S.A. de C.V. (the “Consortium”) submitted its tender for the Project in April 2016 and in June 2016, the State designated the Consortium as the winner of the tender process for the Project.

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

In August 2016, NSC and NuWater incorporated Newco under the name Aguas de Rosarito S.A.P.I. de C.V. (“AdR”), a special project company, to complete the Project and executed a shareholders agreement for AdR agreeing among other things that (i) AdR would purchase the land and other Project assets from NSC on the date that the Project begins commercial operations and (ii) AdR would enter into a Management and Technical Services Agreement with NSC effective on the first day that the Project begins commercial operations. As of December 31, 2017, NSC owned 99.6% of AdR.

On August 22, 2016, the Public Private Partnership Agreement for public private partnership number 002/2015, contest number SIDUE-CEA-APP-2015-002 (“APP Contract”), was executed between AdR, CEA, the Government of Baja California represented by the Secretary of Planning and Finance and the Public Utilities Commission of Tijuana (“CESPT”). The APP Contract requires AdR to design, construct, finance and operate a seawater desalination plant (and accompanying aqueducts) with a capacity of up to 100 million gallons per day in two phases: the first with a capacity of 50 million gallons per day and an aqueduct to the Mexican potable water system in Tijuana, Baja California; and the second phase with a capacity of 50 million gallons per day and an aqueduct to a second delivery point in Tijuana. The first phase must be operational within 36 months of commencing construction and the second phase must be operational by the end of 2024. The APP Contract further requires AdR to operate and maintain the plant and aqueducts for a period of 37 years starting from the commencement of operation of the first phase. At the end of the operating period, the plant and aqueducts will be transferred to CEA. The total Project cost for Phase 1 of the Project is presently estimated at approximately 9.1 billion Mexican pesos.

The APP Contract does not become effective until the following conditions are met:

•	the State has established and registered various payment trusts, guaranties and bank credit lines for specific use by the Project;
•	the CEA has obtained the rights from the relevant federal authority to take and desalinate seawater and distribute it for municipal use;
•	various water purchase and sale agreements between the CEA, the payment trusts and the CESPT have been executed;
•	AdR has obtained all of the rights of way required for the aqueduct;
•	AdR has obtained permission from the relevant federal authority to discharge the residual water from the Project’s desalination plant; and
•	all debt financing agreements necessary to provide the funding to AdR for the first phase of the Project have been executed.

In December 2016, the Congress of the State of Baja California, Mexico passed Decreto #57 which, among other things, ratified and authorized the payment obligations of the corresponding public entities under the APP Contract. During 2017, following consultations between representatives of the State of Baja California and the Ministry of Finance of the Federal Government of Mexico, it was determined that certain amendments to Decreto #57 were required in order to comply with recent changes to the Federal Financial Discipline Law for Federative Entities and Municipalities. In addition, it was necessary to amend Decreto #57 to authorize the inclusion of revenues from the CESPT in the primary payment trust for the Project. These amendments were included in Decreto # 168 which was approved by the Congress of the State of Baja California in December 2017. Following its issuance, two actions were filed in Mexican Courts against Decreto #168. While neither NSC nor AdR has been named as a party in these actions, based upon publicly available information the Company believes (1) one of these actions consists of a challenge filed by certain members of the Congress of State of Baja, California alleging certain elements of Decreto #168 are contrary to the Mexican constitution; and (2) that the other action represents an amparo (i.e. a constitutional appeal) filed by certain members of indigenous groups that alleges Decreto #168 violates certain of the human rights and individual guarantees they are afforded under the Mexican constitution. The Company cannot presently determine what impact, if any, these two actions will have upon the Project.

Both the exchange rate for the Mexico peso relative to the dollar and general macroeconomic conditions in Mexico have varied since the execution of the APP Project. These changes have adversely impacted the estimated construction, operating, and financing costs for the Project. The APP Contract and the APP Law allow for the parties to negotiate (but do not guarantee) modifications to the water tariff in the event of such significant macroeconomic condition changes. On February 10, 2017 AdR submitted proposals to the CEA requesting an increase to the water tariff to compensate for changes in foreign exchange rates, lending rates and certain changes in law which have impacted the Project. If AdR is unable to obtain this requested increase in the water tariff it may be unable to obtain the debt and equity financing required for the Project. The Company is currently unable to say whether or not such water tariff increase will be approved.

In February 2018, AdR executed a subscription agreement (the “Agreement”) for the equity funding required for the Project. The Agreement calls for NSC to retain a minimum of 25% of the equity in AdR. One or more affiliates of Greenfield SPV VII, S.A.P.I. de C.V. (“Greenfield”), a Mexico company managed by an affiliate of a U.S. asset manager, will acquire a minimum of 55% of AdR. The Agreement also provides Suez Medio Ambiente México, S.A. de C.V., (“Suez”) a subsidiary of SUEZ International, S.A.S., with the option to purchase 20% of the equity of AdR. If Suez does not exercise this option, NSC will retain 35% of the equity of AdR and Greenfield will acquire 65% of the equity of AdR. The Agreement will become effective when the additional conditions related to the Project are met, including but not limited to those conditions discussed previously. The aggregate investment to be made by the equity partners in the Project, in the form of equity and subordinated shareholder loans, is presently estimated at approximately 20% of the total cost of Phase 1 of the Project.

In February 2018, our subsidiary Consolidated Water U.S. Holdings acquired the remaining 0.4% of AdR’s equity interest previously held by NuWater.

If AdR is ultimately unable to proceed with the Project, the land NSC has purchased and the right of way deposits may lose their strategic importance derived from their association with the Project and consequently may decline in value. If AdR does not proceed with the Project, NSC may ultimately be unable to sell this land or recoup their right of way deposits for amounts at least equal to its current carrying values of approximately $20.6 million and $947,000, respectively. Any loss on sale of the land, or impairment losses NSC may be required to record as a result of a decrease in the (1) fair value of the land; or (2) value of the rights of way arising from the inability to complete the Project could have a material adverse impact on the Company’s results of operations.

Included in the Company’s results of operations are general and administrative expenses from NSC and AdR, consisting of organizational, legal, accounting, engineering, consulting and other costs relating to Project development activities. Such expenses amounted to approximately $3.0 million, $3.0 million and $2.0 million for the years ended December 31, 2017, 2016 and 2015, respectively. The assets and liabilities of NSC and AdR included in the Company’s consolidated balance sheets amounted to approximately $23.1 million and $173,000, respectively, as of December 31, 2017 and approximately $22.3 million and $221,000 respectively, as of December 31, 2016.

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

On February 11, 2016, the Company purchased a 51% ownership interest in Aerex Industries, Inc. The purchase transaction identified certain intangible assets with a fair value of $5,900,000 and useful life as follows: Non-Compete (5 years), Trade name (15 years), Certifications/programs (3 years), Customer backlog (1 year), and Customer relationships (4 years). See further discussion of this acquisition at Note 21.

	December 31,
	2017	2016
Cost

Intangible asset management service agreement	$856,356	$856,356
Belize water production and supply agreement	1,522,419	1,522,419
Aerex - Non-compete agreement	400,000	400,000
Aerex - Trade name	1,400,000	1,400,000
Aerex - Certifications/programs	2,000,000	2,000,000
Aerex - Customer backlog	100,000	100,000
Aerex - Customer relationships	2,000,000	2,000,000
	8,278,775	8,278,775
Accumulated amortization
Intangible asset management service agreement	(856,356)	(840,839)
Belize water production and supply agreement	(988,652)	(922,460)
Aerex - Non-compete agreement	(153,333)	(73,333)
Aerex - Trade name	(178,889)	(85,556)
Aerex - Certifications/programs	(1,277,778)	(611,111)
Aerex - Customer backlog	(100,000)	(91,667)
Aerex - Customer relationships	(958,333)	(458,333)
	(4,513,341)	(3,083,299)
Intangible assets, net	$3,765,434	$5,195,476

Amortization of intangible assets for each of the next five years and thereafter is expected to be as follows:

2018	$1,406,192
2019	795,081
2020	281,192
2021	166,192
2022	159,525
Thereafter	957,252
$3,765,434

Amortization expense was $1,430,042, $1,476,335, and $156,089 for the years ended December 31, 2017, 2016 and 2015, respectively.

11. Note payable

Note payable consists of the following:

	December 31,
	2017	2016
Working capital loan from related party to Aerex bearing interest at 1% per annum and payable on June 30, 2017	$-	$490,000
Working capital loan from related party to Aerex bearing interest at 1.04% per annum and payable on March 31, 2018	686,000	-
Total note payable	686,000	490,000
Less current portion	686,000	490,000
Note payable, excluding current portion	$-	$-

12. Income taxes

The components of income (loss) before income taxes for the years ended December 31 are as follows:

	Year Ended December 31,
	2017	2016	2015
Foreign (not subject to income taxes)	$10,041,971	$8,851,332	$10,502,379
Mexico	(3,188,134)	(3,339,932)	(2,576,885)
United States	(2,010,241)	(3,270,144)	-
	$4,843,596	$2,241,256	$7,925,494

On December 22, 2017, the Tax Cuts and Jobs Act (“Tax Act”) was signed into law. The Tax Act made significant changes to U.S. corporate income tax by, among other things, reducing the corporate federal income tax rate from 35% to 21%, eliminating or reducing certain deductions, and providing for immediate expensing of certain qualified property. U.S. GAAP requires the effects of changes in tax rates and laws upon deferred tax balances to be recognized in the period in which the legislation is enacted. Accordingly, the Company re-measured its deferred tax assets and liabilities based upon the newly enacted U.S. statutory federal income tax rate of 21%, which is the tax rate at which these assets and liabilities are expected to reverse in the future. The re-measurement resulted in a $545,000 income tax benefit for the year ended December 31, 2017 related to items included in continuing operations.

The Company's provision for income taxes for the years ended December 31, 2017 and 2016 consisted of a deferred tax benefit relating to U.S. operations made up of the following:

	Year Ended December 31,
	2017	2016
Current tax expense	$1,371	$-
Deferred tax benefit	(890,348)	(536,057)
	$(888,977)	$(536,057)

A reconciliation of the U.S. statutory federal tax rate to the effective benefit rate for the U.S. loss before income taxes for the years ended December 31, 2017 and 2016 is as follows:

	Year Ended December 31,
	2017	2016
U.S. statutory federal rate	34.00%	34.00%
State taxes, net of federal effect	2.00	(2.00)
Foreign tax rate differential	(82.91)	(128.30)
R&D tax credit	(2.49)	0.00
Permanent items	13.39	20.90
Tax Act adjustment	(11.25)	0.00
Valuation allowance for deferred tax assets	28.90	51.40
	(18.36)%	(24.00)%

The tax effects of significant items comprising the Company's net long-term deferred tax liability at December 31, 2017 and 2016 were as follows:

	December 31,
	2017	2016
Deferred tax assets:
Operating loss carryforwards - Mexico	$4,923,026	$4,462,746
Land basis difference	702,547	414,101
Start-up costs	747,215	668,161
Operating loss carryforwards - United States	-	150,758
Valuation allowances	(6,372,788)	(5,695,766)
	-	-
Deferred tax liabilities:
Property and equipment	205,827	129,041
Intangible assets	819,066	1,786,200
	1,024,893	1,915,241

Net deferred tax liability	$1,024,893	$1,915,241

During the year ended December 31, 2017, the Company increased its total valuation allowance from $5.7 million to $6.4 million. As of December 31, 2017, the Company had a net loss carryforward valued at $16.4 million that will begin to expire in 2020 if unused.

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

14. Earnings per share

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

The following summarizes information related to the computation of basic and diluted EPS:

	Year Ended December 31,
	2017	2016	2015
Net income attributable to Consolidated Water Co. Ltd. stockholders	$6,144,062	$3,960,501	$7,518,701
Less: preferred stock dividends	(11,418)	(11,563)	(12,028)
Net income available to common shares in the determination of basic earnings per common share	$6,132,644	$3,948,938	$7,506,673

Weighted average number of common shares in the determination of basic earnings per common share attributable to Consolidated Water Co. Ltd. common stockholders	14,896,944	14,809,909	14,741,748
Plus:
Weighted average number of preferred shares outstanding during the period	35,765	37,706	38,612
Potential dilutive effect of unexercised options	73,972	96,413	47,395
Weighted average number of shares used for determining diluted earnings per common share attributable to Consolidated Water Co. Ltd. common stockholders	15,006,681	14,944,028	14,827,755

15. Dividends

Interim dividends declared on Class A common stock and redeemable preferred stock for each quarter of the respective years ended December 31 were as follows:

	2017	2016	2015
First Quarter	$0.075	$0.075	$0.075
Second Quarter	0.075	0.075	0.075
Third Quarter	0.075	0.075	0.075
Fourth Quarter	0.085	0.075	0.075
	$0.31	$0.30	$0.30

16. Segment information

The Company has four reportable segments: retail, bulk, services and manufacturing. The retail segment primarily operates the water utility for the Seven Mile Beach and West Bay areas of Grand Cayman Island pursuant to an exclusive license granted by the Cayman Islands government. The bulk segment supplies potable water to government utilities in Grand Cayman, The Bahamas and Belize under long-term contracts. The services segment provides desalination plant management and operating services to affiliated companies and design, construct and sell desalination plants to third parties. The manufacturing segment manufactures and services a wide range of water-related products and provides design, engineering, management, operating and other services applicable to commercial, municipal and industrial water production, supply and treatment as a result of our acquisition of 51% of the equity ownership of Aerex Industries, Inc. on February 11, 2016. Consistent with prior periods, the Company records all non-direct general and administrative expenses in its retail business segment and does not allocate any of these non-direct costs to its other three business segments.

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

	Year Ended December 31, 2017
	Retail	Bulk	Services	Manufacturing	Total
Revenues	$23,225,066	$31,621,756	$469,347	$6,990,496	62,306,665
Cost of revenues	10,372,199	21,066,207	469,797	4,963,962	36,872,165
Gross profit (loss)	12,852,867	10,555,549	(450)	2,026,534	25,434,500
General and administrative expenses	12,134,983	1,248,414	3,043,078	2,646,504	19,072,979
Long-lived asset impairment and disposition losses, net	1,640,158	-	-	1,400,000	3,040,158
Income (loss) from operations	$(922,274)	$9,307,135	$(3,043,528)	$(2,019,970)	3,321,363
Other income, net					1,522,233
Income before income taxes					4,843,596
Provision for (benefit from) income taxes					(888,977)
Net income					5,732,573
Loss attributable to non-controlling interests					(411,489)
Net income attributable to Consolidated Water Co. Ltd. stockholders					$6,144,062

Depreciation and amortization expenses for the year ended December 31, 2017 for the retail, bulk, services and manufacturing segments were $2,008,992, $3,814,444, $44,934 and $1,603,971, respectively.

	As of December 31, 2017
	Retail	Bulk	Services	Manufacturing	Total
Accounts receivable, net	$2,406,595	$10,177,620	$1,155,318	$1,308,313	$15,047,846
Property, plant and equipment, net	$23,172,382	$25,420,819	$84,339	$1,847,524	$50,525,064
Construction in progress	$321,368	$1,498,625	$3,291	$-	$1,823,284
Intangibles, net	$-	$533,767	$-	$3,231,667	$3,765,434
Goodwill	$1,170,511	$2,328,526	$-	$4,885,211	$8,384,248
Land held for development	$-	$-	$20,558,424	$-	$20,558,424
Total segment assets	$52,095,524	$75,785,323	$24,488,173	$13,111,875	$165,480,895

	Year Ended December 31, 2016
	Retail	Bulk	Services	Manufacturing	Total
Revenues	$23,505,619	$29,647,034	$835,770	$3,887,284	$57,875,707
Cost of revenues	10,294,298	19,488,550	751,139	3,090,834	33,624,821
Gross profit	13,211,321	10,158,484	84,631	796,450	24,250,886
General and administrative expenses	11,460,165	1,744,840	3,163,972	2,308,607	18,677,584
Long-lived asset impairment and (gain)/loss on dispositions, net	1,953,943	(1,000)	(271,726)	1,754,402	3,435,619
Income (loss) from operations	$(202,787)	$8,414,644	$(2,807,615)	$(3,266,559)	2,137,683
Other income, net					103,573
Income before income taxes					2,241,256
Provision for (benefit from) income taxes					(536,057)
Net income					2,777,313
Loss attributable to non-controlling interests					(1,183,188)
Net income attributable to Consolidated Water Co. Ltd. stockholders					$3,960,501

Depreciation and amortization expenses for the year ended December 31, 2016 for the retail, bulk, services and manufacturing segments were $2,468,846, $3,288,083, $116,151 and $1,548,188, respectively.

	As of December 31, 2016
	Retail	Bulk	Services	Manufacturing	Total
Accounts receivable, net	$2,646,628	$12,692,714	$629,930	$531,526	$16,500,798
Property, plant and equipment, net	$24,890,031	$26,124,724	$91,030	$1,978,320	$53,084,105
Construction in progress	$134,392	$743,296	$-	$7,806	$885,494
Intangibles, net	$-	$599,960	$15,516	$4,580,000	$5,195,476
Goodwill	$1,170,511	$2,328,526	$-	$6,285,211	$9,784,248
Land held for development	$-	$-	$20,558,424	$-	$20,558,424
Total segment assets	$54,303,011	$68,663,628	$25,558,495	$15,079,394	$163,604,528

	Year Ended December 31, 2015
	Retail	Bulk	Services	Manufacturing	Total
Revenues	$23,254,757	$31,854,255	$2,007,190	$-	$57,116,202
Cost of revenues	10,543,972	21,634,789	1,629,221	-	33,807,982
Gross profit	12,710,785	10,219,466	377,969	-	23,308,220
General and administrative expenses	11,095,349	1,605,943	2,138,864	-	14,840,156
Long-lived asset impairment and (gain)/loss on dispositions, net	33,166	(600)	-	-	32,566
Income (loss) from operations	$1,582,270	$8,614,123	$(1,760,895)	$-	8,435,498
Other income (expense), net					(510,004)
Net income					7,925,494
Income attributable to non-controlling interests					406,793
Net income attributable to Consolidated Water Co. Ltd. stockholders					$7,518,701

Depreciation and amortization expenses for the year ended December 31, 2015 for the for the retail, bulk and services segments were $2,344,315, $3,389,717 and $102,901, respectively.

Revenues earned by major geographic region were:

	Year Ended December 31,
	2017	2016	2015
Cayman Islands	$30,218,830	$31,211,705	$32,735,215
Bahamas	21,528,494	19,554,944	21,062,081
Indonesia	159,856	91,311	368,012
Belize	2,939,643	2,614,989	2,422,547
United States	6,990,496	3,887,284	-
Revenues earned from management services agreement with OC-BVI	469,346	515,474	528,347
	$62,306,665	$57,875,707	$57,116,202

Revenues earned from major customers were:

	Year Ended December 31,
	2017	2016	2015
Revenues earned from the Water and Sewerage Corporation ("WSC")	$21,307,993	$19,254,396	$20,770,347
Percentage of total revenues from the WSC	34%	33%	36%
Revenues earned from the Water Authority - Cayman ("WAC")	$7,153,620	$7,477,101	$8,369,627
Percentage of total revenues from the WAC	11%	13%	15%

Property, plant and equipment, net by major geographic region were:

	December 31,
	2017	2016
Cayman Islands	$23,182,334	$24,252,351
Bahamas	24,511,285	25,180,669
Belize	841,293	907,752
Indonesia	-	612,568
United States	1,847,524	1,978,321
Other	142,628	152,444
	$50,525,064	$53,084,105

17. Cost of revenues and general and administrative expenses

	Year Ended December 31,
	2017	2016	2015
Cost of revenues consist of:
Electricity	$9,832,128	$9,037,347	$10,675,287
Depreciation	5,666,394	5,355,529	5,270,454
Fuel oil	5,183,186	4,210,542	4,974,421
Employee costs	5,666,972	5,541,983	4,287,783
Cost of plant sales	-	142,151	878,396
Maintenance	2,613,573	3,545,265	3,436,736
Retail license royalties	1,537,879	1,528,914	1,427,073
Insurance	944,975	992,374	1,187,097
Materials	2,910,514	1,280,794	-
Other	2,516,544	1,989,922	1,670,735
	$36,872,165	$33,624,821	$33,807,982

General and administrative expenses consist of:
Employee costs	$8,118,231	$7,598,829	$6,841,274
Insurance	761,115	782,013	802,386
Professional fees	1,362,332	1,101,938	941,193
Directors’ fees and expenses	814,208	774,769	754,145
Depreciation	167,135	384,045	218,032
NSC project expenses	3,011,710	3,011,989	1,976,408
Amortization of intangibles	1,363,849	1,410,143	89,896
Other	3,474,399	3,613,858	3,216,822
	$19,072,979	$18,677,584	$14,840,156

18. Stock-based compensation

The Company has the following stock compensation plans that form part of its employees’ and Directors’ remuneration:

Employee Share Incentive Plan (Preferred Shares)

The Company awards shares of its preferred stock for $nil consideration under its Employee Share Incentive Plan to eligible employees, other than Directors and Officers, after four consecutive years of employment. If these employees remain with the Company for an additional four consecutive years, they can convert these preferred shares into shares of common stock on a one for one basis. In addition, at the time the preferred shares are granted, the employees receive options to purchase an equal number of shares of preferred stock at a discount to the average trading price of the Company’s common stock for the first seven days of the October immediately preceding the date of the preferred stock grant. If these options are exercised, the shares of preferred stock obtained may also be converted to shares of common stock if the employee remains with the Company for an additional four consecutive years. Each employee’s option to purchase shares of preferred stock must be exercised within 30 days of the grant date, which is the 90th day after the date of the independent registered public accountants firm’s audit opinion on the Company’s consolidated financial statements. Shares of preferred stock not subsequently converted to shares of common stock are redeemable only at the discretion of the Company. Shares of preferred stock granted under this plan during the years ended December 31, 2017, 2016 and 2015, totaled 9,441, 8,421 and 8,615, respectively, and an equal number of preferred stock options were granted in each of these years.

Employee Share Option Plan (Common Stock Options)

The Company has an employee stock option plan for certain long-serving employees of the Company. Under the plan, these employees are granted in each calendar year, as long as the employee is a participant in the Employee Share Incentive Plan, options to purchase common shares. The price at which the option may be exercised will be the closing market price on the grant date, which is the 40th day after the date of the Company’s Annual Shareholder Meeting. The number of options each employee is granted is equal to five times the sum of (i) the number of preferred shares which that employee receives for $nil consideration and (ii) the number of preferred share options which that employee exercises in that given year. Options may be exercised during the period commencing on the fourth anniversary of the grant date and ending on the thirtieth day after the fourth anniversary of the grant date. Options granted under this plan during the years ended December 31, 2017, 2016, and 2015, totaled 3,390, 3,980 and 4,030, respectively.

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

Non-Executive Directors’ Share Plan

This stock grant plan provides part of Directors’ remuneration. Under this plan, non-Executive Directors receive a combination of cash and common stock for their participation in Board meetings. The number of shares of common stock granted is calculated based upon the market price of the Company’s common stock on October 1 of the year preceding the grant. Common stock granted under this plan during the years ended December 31, 2017, 2016 and 2015 totaled 17,158, 15,192 and 10,514 shares, respectively. The Company recognized stock-based compensation for these share grants of $210,151, $179,573 and $143,218 for the years ended December 31, 2017, 2016 and 2015, respectively.

The Company measures and recognizes compensation expense at fair value for all share-based payments, including stock options. Stock-based compensation for the Employee Share Incentive Plan, Employee Share Option Plan and the 2008 Equity Incentive Plan totaled $152,166, $152,078 and $143,951 for the years ended December 31, 2017, 2016 and 2015, respectively, and is included in general and administrative expenses in the accompanying consolidated statements of income.

The significant weighted average assumptions for the years ended December 31, 2017, 2016 and 2015 were as follows:

	2017	2016	2015
Risk free interest rate	1.12%	0.43%	0.41%
Expected option life (years)	1.1	1.4	1.4
Expected volatility	37.24%	33.49%	33.74%
Expected dividend yield	2.41%	2.29%	2.35%

A summary of the Company’s stock option activity for the year ended December 31, 2017 is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (1)
Outstanding at beginning of period	17,600	$12.02
Granted	12,831	9.42
Exercised	(2,129)	8.35
Forfeited/expired	(16,217)	10.18
Outstanding as of December 31, 2017	12,085	$12.38	2.22 years	$3,658
Exercisable as of December 31, 2017	-	$0.00	- years	$-

(1)	The intrinsic value of a stock option represents the amount by which the fair value of the underlying stock, measured by reference to the closing price of the common shares of $12.60 on the Nasdaq Global Select Market on December 31, 2017, exceeds the exercise price of the option.

As of December 31, 2017, 12,085 non-vested options were outstanding, with weighted average exercise price of $12.38, and average remaining contractual life of 2.22 years. The total remaining unrecognized compensation costs related to unvested stock-based arrangements were $20,702 as of December 31, 2017 and are expected to be recognized over a weighted average period of 2.22 years.

As of December 31, 2017, unrecognized compensation costs relating to redeemable preferred stock outstanding were $172,244 and are expected to be recognized over a weighted average period of 1.18 years.

The following table summarizes the weighted average fair value of options at the date of grant and the intrinsic value of options exercised during the years ended December 31, 2017, 2016 and 2015:

	2017	2016	2015
Options granted with an exercise price below market price on the date of grant:
Employees — preferred stock	$4.11	$4.48	$4.19
Overall weighted average	4.11	4.48	4.19

Options granted with an exercise price at market price on the date of grant:
Management employees	$-	$-	$-
Employees — common stock	3.23	3.13	3.39
Overall weighted average	3.23	3.13	3.39

Options granted with an exercise price above market price on the date of grant:
Management employees	$-	$-	$-
Employees — preferred stock	-	-	-
Overall weighted average	-	-	-

Total intrinsic value of options exercised	$8,942	$73,753	$87,371

Executive Long-Term Incentive Compensation

The Board of Directors approved changes to the long-term incentive compensation for the Company’s executive officers effective for 2015 and thereafter to better align the interests of its executive officers with those of its shareholders. The revised long-term compensation plan includes a combination of performance and non-performance-based grants of common stock from the shares of Company stock provided for issuance under the 2008 Equity Incentive Plan.

The non-performance-based stock grants vest in one third increments at the end of each year over a three-year period. Non-performance-based stock grants under this plan totaled 26,958, 17,833 and 9,964 for the years ended December 31, 2017, 2016 and 2015, respectively and were issued in 2018, 2017 and 2016, respectively. The Company recognized $302,121, $189,368 and $120,500 in stock-based compensation expense related to the non-performance stock grants under the long-term compensation plan for the years ended December 31, 2017, 2016, and 2015, respectively.

The performance-based grants may be earned at the end of each year based upon the relative level of achievement of three-year cumulative financial performance targets. The initial three-year measurement period for the performance-based stock grants began January 1, 2015 and ended December 31, 2017. A total of 13,028 shares of common stock were granted effective December 31, 2017 for this initial three-year measurement period based upon the Company’s financial performance relative to the cumulative financial performance targets and the Company recognized $139,139 in stock-based compensation for the year ended December 31, 2017 related to these grants.

19. Retirement benefits

Retirement benefit plans are offered to all employees in Florida, Cayman Islands and Bahamas. The plans are administered by third party plan providers and are defined contribution plans. The Company matches the contribution of each employee participating in the plans in an amount up to (i) the first 5% of a Cayman Islands or Bahamas employee’s salary; and (ii) 6% of a Florida employee’s salary. The total amount recognized as an expense under the plans during the year ended December 31, 2017, 2016, and 2015 was $384,624, $376,086, and $328,084, respectively.

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

Interest rate risk:

The Company is not subject to significant interest-rate risk arising from fluctuations in interest rates as the balance of the Company’s note payable to related party as of December 31, 2017 is not significant to its financial condition or results of operations.

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

Fair values:

As of December 31, 2017 and 2016 the carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and other current liabilities, the note payable to related party, the demand loan payable and dividends payable approximate their fair values due to the short-term maturities of these instruments. Management considers that the carrying amounts for loans receivable as of December 31, 2017 and 2016 approximate their fair value as the stated interest rates approximate market rates.

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

The following table presents the Company’s fair value hierarchy for assets and liabilities measured at fair value as of December 31, 2017 and 2016:

	December 31, 2017
	Level 1	Level 2	Level 3	Total
Assets:
Recurring
Net asset arising from put/call options	$-	$-	$280,000	$280,000

	December 31, 2016
	Level 1	Level 2	Level 3	Total
Liabilities:
Recurring
Net liability arising from put/call options	$-	$-	$(680,000)	$(680,000)

The activity for the Level 3 liability for the year ended December 31, 2017:

Net (liability)/asset arising from put/call options
Balance as of December 31, 2016(1)	$(680,000)
Unrealized gain	960,000
Balance as of December 31, 2017(2)	$280,000

(1)	The net (liability) arising from the put/call options is included in other liabilities in the accompanying consolidated balance sheets as of December 31, 2016.
(2)	The net asset arising from the put/call options is included in other assets in the accompanying consolidated balance sheets as of December 31, 2017.

21. Purchase of interest in Aerex Industries, Inc.

On February 11, 2016 (the “Closing Date”), the Company, through its wholly-owned subsidiary, CW-Holdings, entered into a stock purchase agreement (the “Purchase Agreement”) with Aerex and Thomas Donnick, Jr. (“Donnick”), Aerex’s sole shareholder prior to the Closing Date. Pursuant to the terms of the Purchase Agreement, CW-Holdings purchased a 51% ownership interest in Aerex for an aggregate purchase price of approximately $7.7 million in cash. After giving effect to the transactions contemplated by the Purchase Agreement, CW-Holdings owns 51% of the outstanding capital stock of Aerex and Donnick owns 49% of the outstanding capital stock of Aerex. CW-Holdings also acquired from Donnick an option to compel Donnick to sell and granted to Donnick an option to require CW-Holdings to purchase, Donnick’s 49% ownership interest in Aerex at a price based upon the fair market value of Aerex at the time of the exercise of the option. The options are exercisable on or after the third anniversary of the Closing Date. In connection with the Purchase Agreement, the Company guaranteed the obligations of CW-Holdings with respect to the option granted to Donnick to require CW-Holdings to purchase Donnick’s 49% ownership interest in Aerex.

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

In connection with the Purchase Agreement, CW-Holdings, Aerex and Donnick entered into a shareholder’s agreement pursuant to which CW-Holdings and Donnick agreed to certain rights and obligations with respect to the governance of Aerex. Immediately following the acquisition, Donnick and the Company loaned $490,000 and $510,000, respectively, to Aerex. These loans bear interest at 1% per annum and mature June 30, 2017. In February 2017, the Company and the former sole shareholder of Aerex loaned Aerex an additional $408,000 and $392,000, respectively, in the form of notes payable which mature on September 30, 2017 and bear interest at 1.04% per annum. In October 2017, the Company and the former shareholder of Aerex extended the term of the notes payable issued in February 2017 for an additional six months with a new maturity date of March 31, 2018. Additionally, the Company and the former shareholder loaned Aerex an additional $306,000 and $294,000, respectively, for a total outstanding notes payable balance with a maturity date of March 31, 2018 of $1,400,000.

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

The Company recorded impairment losses of $1,400,000 and $1,750,000 for the years ended December 31, 2017 and 2016, respectively, to reduce the carrying value of the goodwill it recorded in connection with the Aerex acquisition. See further discussion of these impairment losses at Note 2 – Accounting Policies – Goodwill and Intangible Assets.

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

	Year Ended December 31,
	2016	2015
Revenues	$58,381,424	$75,919,627
Cost of revenues	33,892,238	47,624,001
Gross profit	24,489,186	28,295,626
General and administrative expenses	18,992,301	17,266,335
Impairment loss on long-lived assets	2,000,000	-
Impairment of goodwill	1,750,000	-
Income from operations	1,746,885	11,029,291
Other income, net	419,458	226,762
Income before income taxes	2,166,343	11,256,053
Provision for (benefit from) income taxes	(608,970)	1,127,911
Net income	2,775,313	10,128,142
Income (loss) attributable to non-controlling interests	(1,148,675)	1,719,425
Net income attributable to Consolidated Water Co. Ltd. stockholders	$3,923,988	$8,408,717

Basic earnings per common share attributable to Consolidated Water Co. Ltd. common stockholders	$0.26	$0.57
Diluted earnings per common share attributable to Consolidated Water Co. Ltd. common stockholders	$0.26	$0.57

Weighted average number of common shares used in the determination of:
Basic earnings per share	14,809,909	14,741,748
Diluted earnings per share	14,944,028	14,827,755

22. CW-Bali

Through its subsidiary CW-Bali, the Company built a seawater reverse osmosis plant located in Nusa Dua, one of the primary tourist areas of Bali, Indonesia. The Company built this plant based upon its belief that future water shortages in this area of Bali would eventually enable it to sell all of this plant’s production. Since inception of CW-Bali’s operations in 2013, the sales volumes for its plant have not been sufficient to cover its operating costs and CW-Bali has incurred net losses. The Company’s net losses from CW-Bali for its three most recent fiscal years ended December 31, 2017, 2016 and 2015, were approximately ($1.9 million), ($2.5 million) and ($861,000), respectively. The results of CW-Bali are included in the retail segment for segment reporting purposes.

In late 2015, the Company decided to seek a strategic partner for CW-Bali to (i) purchase a major portion of its equity ownership in CW-Bali; (ii) lead CW-Bali’s sales and marketing efforts; (iii) liaise with the local water utility; and (iv) assist with CW-Bali’s on-going funding requirements. Although discussions were held and due diligence information was exchanged with potential strategic partners, the Company did not receive an offer for an investment in, a purchase of, or a joint venture for CW-Bali from any of these potential partners on terms it deemed acceptable. During the three months ended September 30, 2016, the Company reassessed the prospects for CW-Bali in light of its results to date, then current circumstances and uncertainties impacting the business, and expected future funding requirements and tested its long-lived assets for possible impairment. As a result of this testing, the Company recorded an impairment loss of $2.0 million for the nine months ended September 30, 2016 to reduce the carrying value of its long-lived CW-Bali assets to their estimated fair value.

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

However, in October 2017, CW-Bali’s sole remaining customer filed a lawsuit in Bali, Indonesia against CW-Bali, its President, and the Company’s Chief Financial Officer in his capacity as the President of CW-Bali’s Board of Commissioners (i.e. Directors) seeking compensatory damages of 57.1 billion rupiahs and punitive damages of 26 billion rupiahs as a result of the anticipated breach of this customer’s water supply agreement that will arise from CW-Bali’s planned cessation of operations. Such damages were equivalent to approximately $4.1 million and $1.9 million, respectively, as of the exchange rate on March 9, 2018. The Company believes this lawsuit is without merit and is vigorously defending CW-Bali and the two other defendants. However, until this lawsuit is resolved the Company is legally prohibited from disposing of its investment in CW-Bali or any of CW-Bali’s assets.

Based upon the decision to cease CW-Bali’s operations, for the six months ended June 30, 2017 the Company estimated the future cash flows the Company would receive under various scenarios from the disposition of its investment in CW-Bali and assigned a probability to each scenario to determine an estimated fair value of its investment in CW-Bali. Based upon these probability-weighted sums, the Company recorded an impairment loss of approximately $1,000,000 for the six months ended June 30, 2017, which is included in loss on long-lived asset dispositions and impairments, net in the accompanying consolidated statements of income, to reduce the carrying value of its investment in CW-Bali (which includes $549,555 in cumulative translation adjustments reflected in stockholders’ equity) to its estimated fair value. During the three months ended September 30, 2017 the Company updated its estimated fair value projections for CW-Bali in light of the lawsuit filed in October 2017 and recorded an impairment loss of $578,480, which is included in loss on long-lived asset dispositions and impairments, net in the accompanying consolidated statements of income, to reduce the carrying value of its investment in Bali to its estimated fair value of approximately $378,000 as of September 30, 2017. The Company recorded an additional impairment loss of approximately $78,000 for its investment in CW-Bali for the three months ended December 31, 2017.

23. Commitments and contingencies

Commitments

As of December 31, 2017, the Company held operating leases for office space, warehouse space, and equipment. In addition to minimum lease payments, certain leases provide for payment of real estate taxes, insurance, common area maintenance, and certain other expenses. Lease terms may include escalating rent provisions and rent incentives. Minimum lease payments and rent incentives are expensed using a straight-line method over the non-cancellable lease term, which expire at various dates through the year 2021.

The short-term and long-term components of deferred rent assets are included within prepaid expenses and other current assets, and other assets, respectively, in the accompanying consolidated balance sheets.

Future minimum lease payments under these non-cancellable operating leases as of December 31, 2017 are as follows:

2018	$613,510
2019	385,548
2020	259,289
2021	46,297
2022	-
Thereafter	-
$1,304,644

Total rental expense for the years ended December 31, 2017, 2016 and 2015 was $844,561, $834,738, and $821,845, respectively, and is included within general and administrative expenses in the accompanying consolidated statements of income.

The Company has entered into employment agreements with certain executives, which expire through December 31, 2020 and provide for, among other things, base annual salaries in an aggregate amount of approximately $1.9 million, performance bonuses and various employee benefits.

The Company has purchase obligations totaling approximately $4.4 million through May 31, 2020.

Contingencies

Retail License

The Company sells water through its retail operations under a license issued in July 1990 by the Cayman Islands government that grants Cayman Water the exclusive right to provide potable water to customers within its licensed service area. As discussed below, this license was set to expire in July 2010 but has since been extended while negotiations for a new license take place. Pursuant to the license, Cayman Water has the exclusive right to produce potable water and distribute it by pipeline to its licensed service area, which consists of two of the three most populated areas of Grand Cayman, the Seven Mile Beach and West Bay areas. For the years ended December 31, 2017, 2016 and 2015, the Company generated approximately 37%, 40% and 40%, respectively, of its consolidated revenues and 50%, 56% and 56%, respectively, of its consolidated gross profit from the retail water operations conducted pursuant to Cayman Water’s exclusive license.

The license was originally scheduled to expire in July 2010 but has been extended several times by the Cayman Islands government in order to provide the parties with additional time to negotiate the terms of a new license agreement. The most recent extension of the license expired on January 31, 2018. The Company continues to provide water subsequent to January 31, 2018 on the assumption that the license has been further extended to allow the parties to continue negotiations without interruption to an essential service.

In October 2016, the Government of the Cayman Islands passed legislation which created a new utilities regulation and competition office (“OfReg”). OfReg is an independent and accountable regulatory body with a view of protecting the rights of consumers, encouraging affordable utility services, and promoting competition. OfReg, which began operations in January 2017, has the ability to supervise, monitor and regulate multiple utility undertakings and markets. Supplemental legislation was passed by the Government of the Cayman Islands in April 2017, which transferred responsibility for economic regulation of the water utility sector and the retail license negotiations from the WAC to OfReg in May 2017. The Company began license negotiations with OfReg in July 2017 and such negotiations are continuing.

Under its present license, Cayman Water pays a royalty to the government of 7.5% of its gross retail water sales revenues (excluding energy cost adjustments). The selling prices of water sold to its customers are determined by the license and vary depending upon the type and location of the customer and the monthly volume of water purchased. The license provides for an automatic adjustment for inflation or deflation on an annual basis, subject to temporary limited exceptions, and an automatic adjustment for the cost of electricity on a monthly basis. The WAC, on behalf of the government, previously reviewed and confirmed the calculations of the price adjustments for inflation and electricity costs. Regulatory responsibility for the water utility sector was transferred from the WAC to OfReg in May 2017, and all reviews and confirmations of calculations of the price adjustments for inflation and electricity costs are now performed by OfReg. If Cayman Water wants to adjust its prices for any reason other than inflation or electricity costs, Cayman Water has to request prior approval of the Cabinet of the Cayman Islands government. Disputes regarding price adjustments would be referred to arbitration.

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

Bulk Water Operations in the Cayman Islands

Through our wholly-owned subsidiary OC-Cayman we provide bulk water on a take-or-pay basis to the WAC, a government-owned utility and regulatory agency, under various agreements. The WAC in turn distributes that water to properties in Grand Cayman outside of our retail license area.

The water we sell to the WAC is produced at three reverse osmosis seawater conversion plants in Grand Cayman owned by the WAC but designed, built and operated by OC-Cayman: the North Sound, Red Gate and North Side Water Works plants, which have production capacities of approximately 1.6 million, 1.3 million and 2.4 million gallons of water per day, respectively. The plants we operate for the WAC are located on land owned by the WAC.

The current operating agreements for the North Sound, Red Gate and North Side Water Works plants expire in July 2018, July 2018, and June 2019, respectively. We have been informed by the WAC that they intend to conduct a public bidding process for the North Sound and Red Gate plants and we plan to submit a bid for the renewal of both of these contracts.

If our bulk water supply agreements are not renewed or are renewed on terms less favorable to us, our results of operations and cash flows will be adversely affected.

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

On December 8, 2017, CW-Belize received a favorable ruling from the Supreme Court of Belize stating that (i) the claims by the PUC in the Order and the Second Order were unlawful null and void and of no effect; and (ii) stated that the PUC is prohibited from taking any steps or proceedings or making any further Order in respect of the said Order. However, on February 20, 2018, the PUC filed an appeal with the Belize Court of Appeal, the results of which are pending. The Company is presently unable to determine what impact the resolution of this matter will have on its financial condition, results of operations or cash flows.

Other Contingencies

CW-Bahamas’ water supply agreement with the WSC for its Blue Hills plant requires CW-Bahamas to guarantee delivery of a minimum quantity of water per week. If CW-Bahamas does not meet this minimum, it will be required to pay the WSC for the difference between the minimum and actual gallons delivered at a per gallon rate equal to the price per gallon that WSC is currently paying under the contract. The Blue Hills contract expires in 2032 and requires CW-Bahamas to deliver 63.0 million gallons of water each week.

24. Supplemental disclosure of cash flow information

	Year Ended December 31,
	2017	2016	2015
Interest paid in cash	$7,062	$74,898	$147,546

Non-cash transactions:
Transfers from inventory to property, plant and equipment and construction in progress	$291,275	$276,807	$123,036
Transfers from construction in progress to property, plant and equipment	$3,183,122	$3,542,119	$2,694,733
Issuance of 34,991, 25,156, and 10,514, respectively, shares of common stock for services rendered	$402,927	$278,388	$119,018
Issuance of 9,441, 8,421, and 8,615, respectively, shares of redeemable preferred stock for services rendered	$118,485	$111,410	$110,703
Conversion (on a one-to-one basis) of 12,214, 11,558, and 7,195, respectively, shares of redeemable preferred stock to common stock	$7,328	$6,935	$4,317
Dividends declared but not paid	$1,270,950	$1,118,017	$1,111,501

25. Impact of recent accounting standards

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

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which removes Step 2 of the goodwill impairment test. Goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill allocated to that reporting unit. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. ASU 2017-04 should be applied on a prospective basis and is effective for annual periods beginning January 1, 2020. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The adoption of ASU 2017-04 did not have a material impact on the Company’s financial position, results of operations or cash flows.

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

The effective dates of ASU 2016-08, ASU 2016-10, ASU 2016-11, ASU 2016-12 and ASU 2016-20 are the same as ASU 2015-14 discussed above. The Company intends to elect the modified retrospective method to all active contracts on the date of initial application, which will involve applying the guidance retrospectively only to the most current period presented in the financial statements and recognizing the cumulative effect of initially applying the guidance as an adjustment to the January 1, 2018 opening balance of retained earnings at the date of initial application. Based on an analysis the Company has performed, the adoption of ASC 606, Revenue from Contracts with Customers, will not have a material impact on the Company’s financial position, results of operations or cash flows, but will require the Company to enhance its disclosures with respect to its revenue recognition policies.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which provides guidance for the recognition, measurement, presentation and disclosure of financial assets and financial liabilities. In February 2018, the FASB issued ASU 2018-03, Technical Corrections and Improvements to Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, that clarifies the guidance in ASU No. 2016-01 on equity securities and certain fair value option liabilities among other things. ASU 2016-01 and ASU 2018-03 are effective for fiscal years, and for interim periods within those years, beginning after December 15, 2017 and, for most provisions, is effective using the cumulative-effect transition approach. Early application is permitted for certain provisions. The adoption of ASU 2016-01 and ASU 2018-03 are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which provides guidance for accounting for leases. The new guidance requires companies to recognize the assets and liabilities for the rights and obligations created by leased assets. The accounting guidance for lessors will remain relatively largely unchanged. In January 2018, the FASB issued ASU 2018-01, Leases (Topic 842), which provides an optional transition practical expedient for the adoption of ASU 2016-02 that, if elected, would not require an organization to reconsider their accounting for existing land easements that are not currently accounted for under the old leases standard and clarify that new or modified land easements should be evaluated under ASU 2016-02, once an entity has adopted the new standard. ASU 2016-02 and ASU 2018-01 are effective for annual and interim periods beginning after December 15, 2018. Early adoption is permitted. The Company is currently evaluating the effect the adoption of this amendment will have on the Company’s consolidated financial statements, however, the Company expects that the adoption of the new lease standard will have a material impact on the Company’s consolidated balance sheet due to the recognition of right-of-use assets and lease liabilities principally for certain leases currently accounted for as operating leases.

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

26. Subsequent events

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).

Based on our assessment, management has concluded that, as of December 31, 2017, the Company’s internal control over financial reporting was effective at the reasonable assurance level.

The Company’s independent registered public accounting firm, Marcum LLP, has issued a report on the effectiveness of the Company’s internal control over financial reporting. Their report appears in ITEM 9A(b).

(b)	Attestation Report of the Independent Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Board of Directors and Stockholders

Consolidated Water Co. Ltd.

Opinion on Internal Control over Financial Reporting

We have audited Consolidated Water Co. Ltd.'s (the “Company”) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets as of December 31, 2017 and 2016 and the related consolidated statements of income, comprehensive income (loss), shareholders’ equity, and cash flows for the three years then ended of the Company and our report dated March 16, 2018 expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management Annual Report on Internal Control over Financial Reporting.” Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ Marcum llp
Fort Lauderdale, Florida
March 16, 2018

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

Information required by this item with respect to our directors and the nomination process is contained in the proxy statement for our 2018 Annual Meeting of Shareholders to be filed with the SEC (the “Proxy Statement”) under the heading “Proposal 1 - Election of Group III Directors” and is incorporated by reference in this Annual Report.

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

Information required by this item with respect to executive compensation and director compensation is contained in the Proxy Statement under the headings “Compensation Discussion and Analysis” and “Additional Information Regarding Executive Compensation”, and is incorporated by reference in this Annual Report.

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

Information with respect to principal accounting fees and services are contained in the Proxy Statement under the heading “Proposal 3 Ratification of the Selection of Independent Accountants - Principal Accounting Fees and Services” and is incorporated by reference in this Annual Report.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENTS SCHEDULES

1. Financial Statements

The Consolidated Water Co. Ltd. Financial statements found in ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA are incorporated herein by reference.

2. Financial Statement Schedules

None

3. Exhibits

The Exhibits listed in the Exhibit Index immediately preceding the Signatures are filed as part of this Annual Report on Form 10-K.

CONSOLIDATED WATER CO. LTD.

INDEX TO EXHIBITS FILED WITH 10-K

Number	Exhibit Description

3.1	Amended and Restated Memorandum of Association of Consolidated Water Co. Ltd. dated May 14, 2008 (incorporated by reference to Exhibit 3.1 filed as part of our Form 8-K filed June 6, 2008, Commission File No. 0-25248)

3.2	Amended and Restated Articles of Association of Consolidated Water Co. Ltd. dated May 10, 2006 (incorporated by reference to Exhibit 4.2 filed as part of our Form F-3 filed October 12, 2006, Commission File No. 333-137970)

3.3	Amendment to Articles of Association of Consolidated Water Co. Ltd. dated May 11, 2007 (incorporated by reference to Exhibit 3.1 filed as part of our Form 8-K filed May 14, 2007, Commission File No. 0-25248)

3.4	Amendment to Articles of Association of Consolidated Water Co. Ltd. dated May 26, 2009 (incorporated by reference to Exhibit 3.1 filed as part of our Form 8-K filed May 27, 2009, Commission File No. 0-25248)

4.1	Option Deed, dated August 6, 1997, between Cayman Water Company Limited and American Stock Transfer & Trust Company (incorporated herein by reference to the exhibit filed on our Form 6-K, dated August 7, 1997, Commission File No. 0-25248)

4.2	Deed of Amendment of Option Deed dated August 8, 2005 (incorporated herein by reference to Exhibit 4.2 filed as a part of our Form 8-K dated August 11, 2005, Commission File No. 0-25248)

4.3	Second Deed of Amendment of Option Deed, dated September 27, 2005 (incorporated herein by reference to Exhibit 4.2 filed as a part of our Form 8-K dated October 3, 2005, Commission File No. 0-25248)

4.4	Third Deed of Amendment to Option Deed, dated May 30, 2007 (incorporated herein by reference to Exhibit 4.3 filed as part of our Form 8-K filed June 1, 2007, Commission File No. 0-25248)

10.1.1	License Agreement dated July 11, 1990 between Cayman Water Company Limited and the Government of the Cayman Islands (incorporated herein by reference to the exhibit filed as a part of our Form 20-F dated December 7, 1994, Commission File No. 0-25248)

10.1.2	First Amendment to License Agreement dated September 18, 1990 between Cayman Water Company Limited and the Government of the Cayman Islands. (incorporated herein by reference to the exhibit filed as a part of our Form 20-F dated December 7, 1994, Commission File No. 0-25248)

10.1.3	Second Amendment to License Agreement dated February 14, 1991 between Cayman Water Company Limited and the Government of the Cayman Islands. (incorporated herein by reference to the exhibit filed as a part of our Form 20-F dated December 7, 1994, Commission File No. 0-25248)

10.1.4	Third Amendment to a License to Produce Potable Water dated August 15, 2001 between Consolidated Water Co. Ltd. by the Government of the Cayman Islands (incorporated herein by reference to Exhibit 10.4 filed as a part of our Form 10-K for the fiscal year ended December 31, 2001, Commission File No. 0-25248)

10.1.5	Fourth Amendment to a License to Produce Potable Water dated February 1, 2003 between Consolidated Water Co. Ltd. by the Government of the Cayman Islands (incorporated herein by reference to Exhibit 10.5 filed as a part of our Form 10-K for the fiscal year ended December 31, 2002, Commission File No. 0-25248)

10.1.6	Amendment to License Agreement dated July 20, 2010 between the Government of the Cayman Islands and Cayman Water Company Limited (incorporated herein by reference to Exhibit 10 filed as a part of our Form 8-K filed July 23, 2010, Commission File No. 0-25248)

10.1.7	Amendment to a License to Produce Potable Water dated July 11, 2012 between Cayman Water Company Limited and the Government of the Cayman Islands (incorporated herein by reference to Exhibit 10.1 filed as a part of our Form 10-Q for the second quarter ended June 30, 2012, Commission File No. 0-25248)

10.1.8	Amendment to License Agreement dated December 31, 2012 between the Government of the Cayman Islands and Cayman Water Company Limited (incorporated herein by reference to Exhibit 10.1 filed as a part of our Form 8-K filed March 4, 2013, Commission File No. 0-25248)

10.1.9	Amendment to License Agreement dated April 24, 2013 between the Government of the Cayman Islands and Cayman Water Company Limited (incorporated herein by reference to Exhibit 10.1.9 filed as a part of our Form 10-K for the fiscal year ended December 31, 2013, Commission File No. 0-25248)

10.1.10	Amendment to License Agreement dated November 6, 2013 between the Government of the Cayman Islands and Cayman Water Company Limited (incorporated herein by reference to Exhibit 10.1.10 filed as a part of our Form 10-K for the fiscal year ended December 31, 2013, Commission File No. 0-25248)

10.1.11	Amendment to License Agreement dated June 30, 2014 between the Government of the Cayman Islands and Cayman Water Company Limited (incorporated herein by reference to Exhibit 10.1 to our Form 8-K filed July 14, 2014, Commission File No. 0-25248)

10.1.12	Amendment to License Agreement dated January 20, 2015 between the Government of the Cayman Islands and Cayman Water Company Limited (incorporated herein by reference to Exhibit 10.1.12 filed as a part of our Form 10-K for the fiscal year ended December 31, 2014, Commission File No. 0-25248)

10.1.13	Amendment to License Agreement dated August 5, 2015 between the Government of the Cayman Islands and Cayman Water Company Limited (incorporated herein by reference to Exhibit 10.1.13 filed as a part of our Form 10-K for the fiscal year ended December 31, 2015, Commission File No. 0-25248)

10.1.14	Amendment to License Agreement dated April 11, 2016 between the Government of the Cayman Islands and Cayman Water Company Limited (incorporated by reference to Exhibit 10.1 filled as part of our Form 10-Q for the fiscal quarter ended June 30, 2016, Commission File No. 0-25248)

10.2	Water Supply Agreement dated December 18, 2000 between Consolidated Water Co. Ltd. and South Bimini International Ltd. (incorporated herein by reference to Exhibit 10.2 filed as a part of our Form 10-K for the fiscal year ended December 31, 2000, Commission File No. 0-25248)

10.3.1*	Employment contract dated December 5, 2003 between Frederick McTaggart and Consolidated Water Co. Ltd. (incorporated herein by reference to Exhibit 10.18 filed as a part of our Form 10-K for the fiscal year ended December 31, 2003, Commission File No. 0-25248)

10.3.2*	Amendment of Engagement Agreement dated September 14, 2007 between Frederick W. McTaggart and Consolidated Water Co. Ltd. (incorporated herein by reference to Exhibit 10.2 to our Form 8-K filed September 19, 2007, Commission File No. 0-25248)

10.3.3*	Third Amendment of Engagement Agreement dated September 9, 2009 between Frederick W. McTaggart and Consolidated Water Co. Ltd. (incorporated herein by reference to Exhibit 10.1 to our Form 8-K filed September 9, 2009, Commission File No. 0-25248)

10.4*	Engagement Agreement dated January 15, 2008 between David Sasnett and Consolidated Water Co. Ltd. (incorporated herein by reference to Exhibit 10.1 filed as part of our Form 8-K filed January 22, 2008, Commission File No. 0-25248)

10.5.1*	Employment contract dated January 14, 2008 between Ramjeet Jerrybandan and Consolidated Water Co. Ltd. (incorporated herein by reference to Exhibit 10.11 filed as part of our Form 10-K for the fiscal year ended December 31, 2008, Commission File No. 0-25248)

10.5.2*	First Amendment to Employment Contract dated March 29, 2017 between Ramjeet Jerrybandan and Consolidated Water Co. Ltd. (incorporated herein by reference to Exhibit 10.12 filed as part of our Form 8-K filed April 4, 2017, Commission File No. 0-25248)

10.6*	Employment contract dated January 16, 2008 between Gerard Pereira and Consolidated Water Co. Ltd. (incorporated herein by reference to Exhibit 10.12 filed as a part of our Form 10-K for the fiscal year ended December 31, 2008, Commission File No. 0-25248)

10.7.1*	Engagement Agreement dated July 12, 2011 between John Tonner and Consolidated Water Co. Ltd. (incorporated herein by reference to Exhibit 10.1 filed as a part of our Form 8-K filed August 5, 2011, Commission File No. 0-25248)

10.7.2*	Amended and Restated Engagement Agreement dated March 29, 2017 between John Tonner and Consolidated Water Co. Ltd. (incorporated herein by reference to Exhibit 10.1 filed as part of our Form 8-K filed April 4, 2017, Commission File No. 0-25248)

10.8	Specimen Service Agreement between Cayman Water Company Limited and consumers (incorporated herein by reference to the exhibit filed as part of our Registration Statement on Form F-1 dated March 26, 1996)

10.9*	Summary Share Grant Plan for Directors (incorporated herein by reference to Exhibit 10.24 filed as part of our Registration Statement on Form F-2 dated May 17, 2000, Commission File No. 333-35356)

10.10*	Employee Share Option Plan (incorporated herein by reference to Exhibit 10.26 filed as a part of our Form 10-K for the fiscal year ended December 31, 2001, Commission File No. 0-25248)

10.11*	2008 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 filled as part of our Form 10-Q for the fiscal quarter ended September 30, 2008, Commission File No. 0-25248)

10.12	Agreement dated February 1, 2002 between Consolidated Water Co. Ltd. and Cayman Hotel and Golf Inc. (incorporated herein by reference to Exhibit 10.31 filed as a part of our Form 10-K for the fiscal year ended December 31, 2001, Commission File No. 0-25248)

10.13	Lease dated December 10, 2001 between Cayman Hotel and Golf Inc. and Consolidated Water Co. Ltd. (incorporated herein by reference to Exhibit 10.52 filed as a part of our Form 10-K for the fiscal year ended December 31, 2001, Commission File No. 0-25248)

10.14	Amended Lease dated April 27, 1993 signed January 2, 2004 between Government of Belize and Belize Water Limited (incorporated herein by reference to Exhibit 10.36 filed as a part of our Form 10-K for the fiscal year ended December 31, 2003, Commission File No. 0-25248)

10.15	Loan Agreement dated February 7, 2003 between Consolidated Water Co. Ltd. and Scotiabank (Cayman Islands) Ltd. (incorporated herein by reference to Exhibit 10.1 filed as a part of our Form 8-K dated February 13, 2003, Commission File No. 0-25248)

10.16.1	Loan Agreement dated May 25, 2005 between Ocean Conversion (BVI), Ltd. and Consolidated Water Co. Ltd. (incorporated herein by reference to Exhibit 99.1 filed as a part of our Form 8-K dated June 1, 2005, Commission File No. 0-25248)

10.16.2	Debenture Agreement dated August 24, 2007 between Ocean Conversion (BVI), Ltd. and Consolidated Water Co. Ltd. (incorporated herein by reference to Exhibit 10.31.2 filed as a part of our Form 10-K for the fiscal year ended December 31, 2009, Commission File No. 0-25248)

10.16.3	Amending Debenture Agreement dated March 14, 2008 between Ocean Conversion (BVI), Ltd. and Consolidated Water Co. Ltd. (incorporated herein by reference to Exhibit 10.31.3 filed as a part of our Form 10-K for the fiscal year ended December 31, 2009, Commission File No. 0-25248)

10.16.4	Second Amending Debenture Agreement dated February 18, 2009 between Ocean Conversion (BVI), Ltd. and Consolidated Water Co. Ltd. (incorporated herein by reference to Exhibit 10.31.4 filed as a part of our Form 10-K in the fiscal year ended December 31, 2009, Commission File No. 0-25248)

10.16.5	Amending Loan Agreement dated August 20, 2009 between Ocean Conversion (BVI), Ltd. and Consolidated Water Co. (incorporated herein by reference to Exhibit 10.31.5 filed as a part of our Form 10-K for the fiscal year ended December 31, 2009, Commission File No. 0-25248)

10.16.6	Amending Loan Agreement dated February 10, 2010 between Ocean Conversion (BVI), Ltd. and Consolidated Water Co. (incorporated herein by reference to Exhibit 10.31.6 filed as a part of our Form 10-K for the fiscal year ended December 31, 2009, Commission File No. 0-25248)

10.17	Trust Deed dated August 4, 2006 between Consolidated Water Co. Ltd. and Dextra Bank & Trust Co. Ltd. (incorporated herein by reference to Exhibit 10.1 filed as a part of our Form 8-K filed August 9, 2006, File No. 0-25248)

10.18	Subscription Agreement dated August 4, 2006 between Consolidated Water Co. Ltd. and Scotiatrust and Merchant Bank Trinidad & Tobago Limited (incorporated herein by reference to Exhibit 10.2 filed as a part of our Form 8-K filed August 9, 2006, File No. 0-25248)

10.19	Deed of Second Debenture dated August 4, 2006 between Consolidated Water Co. Ltd. and Dextra Bank & Trust Co. Ltd. (incorporated herein by reference to Exhibit 10.5 filed as a part of our Form 8-K filed August 9, 2006, File No. 0-25248)

10.20	Deed of Second Collateral Debenture dated August 4, 2006 between Cayman Water Company Limited and Dextra Bank & Trust Co. Ltd. (incorporated herein by reference to Exhibit 10.6 filed as a part of our Form 8-K filed August 9, 2006, File No. 0-25248)

10.21	Equitable Charge of Shares dated August 4, 2006 between Consolidated Water Co. Ltd. and Dextra Bank & Trust Co. Ltd. (incorporated herein by reference to Exhibit 10.7 filed as a part of our Form 8-K filed August 9, 2006, File No. 0-25248)

10.22	Intercreditor Deed dated August 4, 2006 among Scotiabank & Trust (Cayman) Ltd., Dextra Bank & Trust Co. Ltd., Consolidated Water Co. Ltd. and Cayman Water Company Limited (incorporated herein by reference to Exhibit 10.8 filed as a part of our Form 8-K filed August 9, 2006, File No. 0-25248)

10.23	Cayman Islands Collateral Charge, West Bay Beach South Property, Block 12D, Parcel 79REM1/2 (incorporated herein by reference to Exhibit 10.9 filed as a part of our Form 8-K filed August 9, 2006, File No. 0-25248)

10.24	Cayman Islands Collateral Charge, West Bay Beach North, Block 11D, Parcel 40 (incorporated herein by reference to Exhibit 10.10 filed as a part of our Form 8-K filed August 9, 2006, File No. 0-25248)

10.25	Cayman Islands Collateral Charge, West Bay Beach North, Block 11D, Parcel 8 (incorporated herein by reference to Exhibit 10.11 filed as a part of our Form 8-K filed August 9, 2006, File No. 0-25248)

10.26	Cayman Islands Collateral Charge, West Bay North East, Block 9A, Parcel 8 (incorporated herein by reference to Exhibit 10.12 filed as a part of our Form 8-K filed August 9, 2006, File No. 0-25248)

10.27	Cayman Islands Collateral Charge, West Bay North East, Block 9A, Parcel 469 (incorporated herein by reference to Exhibit 10.13 filed as a part of our Form 8-K filed August 9, 2006, File No. 0-25248)

10.28	Loan Agreement dated as of October 4, 2006, by and between Royal Bank of Canada and Consolidated Water (Bahamas) Ltd. (incorporated herein by reference to Exhibit 10.1 filed as a part of our Form 8-K filed October 6, 2006, File No. 0-25248)

10.29.1†	Form of Agreement for Desalinated Water Supply dated May 2005 among Water and Sewerage Corporation, Consolidated Water Co. Ltd. and Consolidated Water (Bahamas) Limited (incorporated herein by reference to Exhibit 10.1 filed as a part of our Form 8-K filed February 4, 2011, File No. 0-25248)

10.29.2†	Letter of Acceptance dated January 25, 2011 (effective January 31, 2011) between Water and Sewerage Corporation and Consolidated Water Co. Ltd. (incorporated herein by reference to Exhibit 10.2 filed as a part of our Form 8-K filed February 4, 2011, File No. 0-25248)

10.29.3†	Proposal letter dated December 8, 2010 addressed to the Water and Sewerage Corporation (incorporated herein by reference to Exhibit 10.3 filed as a part of our Form 8-K filed February 4, 2011, File No. 0-25248)

10.30.1	N.S.C. Agua S.A. de C.V. agreement for the purchase of 12 hectares of land dated May 16, 2013 (incorporated herein by reference to Exhibit 10.32.1 filed as a part of our Form 10-K for the fiscal year ended December 31, 2013, Commission File No. 0-25248)

10.30.2	Appendix to N.S.C. Agua S.A. de C.V. agreement for the purchase of 12 hectares of land dated May 16, 2013 (incorporated herein by reference to Exhibit 10.32.2 filed as a part of our Form 10-K for the fiscal year ended December 31, 2013, Commission File No. 0-25248)

10.30.3	Exhibit Index to N.S.C. Agua S.A. de C.V. agreement for the purchase of 12 hectares of land dated May 16, 2013 (incorporated herein by reference to Exhibit 10.32.3 filed as a part of our Form 10-K for the fiscal year ended December 31, 2013, Commission File No. 0-25248)

10.30.4	Exhibits to N.S.C. Agua S.A. de C.V. agreement for the purchase of 12 hectares of land dated May 16, 2013 (incorporated herein by reference to Exhibit 10.32.4 filed as a part of our Form 10-K for the fiscal year ended December 31, 2013, Commission File No. 0-25248)

10.31	Stock Purchase Agreement dated February 11, 2016 among Consolidated Water U.S. Holdings, Inc., Aerex Industries, Inc. and Thomas Donnick, Jr. (incorporated herein by reference to Exhibit 10.1 filed as a part of our Form 8-K filed February 16, 2016, File No. 0-25248)

10.32	Public-Private Partnership Contract dated August 22, 2016 among Aguas de Rosarito S.A.P.I. de C.V., the State Water Commission of Baja California, the Government of Baja California represented by the Secretary of Planning and Finance, and the Public Utilities Commission of Tijuana. (incorporated herein by reference to Exhibit 10.1 to be filed as a part of our Amendment No. 1 to Form 8-K filed August 26, 2016, File No. 0-25248)

21.1**	Subsidiaries of the Registrant

23.1**	Consent of Marcum LLP – Consolidated Water Co. Ltd.

31.1**	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2**	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Schema

101.CAL**	XBRL Taxonomy Calculation Linkbase

101.DEF**	XBRL Taxonomy Definition Linkbase

101.LAB**	XBRL Taxonomy Label Linkbase

101.PRE**	XBRL Taxonomy Presentation Linkbase

*	Indicates a management contract or compensatory plan.

**	Filed herewith.

†	Portions of these Exhibits have been omitted pursuant to a request for confidential treatment.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONSOLIDATED WATER CO. LTD.

By:	/s/ Wilmer F. Pergande
Wilmer F. Pergande
Chairman of the Board of Directors

Dated: March 16, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature		Title	Date

By:	/s/ Wilmer F. Pergande	Chairman of the Board of Directors	March 16, 2018
Wilmer F. Pergande

By:	/s/ Frederick W. McTaggart	Director, Chief Executive Officer and President	March 16, 2018
	Frederick W. McTaggart	(Principal Executive Officer)

By:	/s/ David W. Sasnett	Executive Vice President & Chief Financial Officer	March 16, 2018
	David W. Sasnett	(Principal Financial and Accounting Officer)

By:	/s/ Brian E. Butler	Director	March 16, 2018
Brian E. Butler

By:	/s/ Carson K. Ebanks	Director	March 16, 2018
Carson K. Ebanks

By:	/s/ Richard L. Finlay	Director	March 16, 2018
Richard L. Finlay

By:	/s/ Clarence B. Flowers, Jr.	Director	March 16, 2018
Clarence B. Flowers, Jr.

By:	/s/ Leonard J. Sokolow	Director	March 16, 2018
Leonard J. Sokolow

By:	/s/ Raymond Whittaker	Director	March 16, 2018
Raymond Whittaker

