Form 10-Q
period 2018-03-31
Consolidated Water Co. Ltd.
filed 2018-05-10
CIK 928340

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

As of May 4, 2018, 14,959,309 shares of the registrant’s common stock, with US$0.60 par value, were outstanding.

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED WATER CO. LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2018	2017
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$43,680,866	$47,182,966
Accounts receivable, net	17,840,028	15,047,846
Inventory	1,745,594	1,744,445
Prepaid expenses and other current assets	950,232	1,077,257
Current portion of loans receivable	1,423,308	1,400,448
Costs and estimated earnings in excess of billings	199,018	238,435
Total current assets	65,839,046	66,691,397
Property, plant and equipment, net	49,519,137	50,525,064
Construction in progress	5,230,707	1,823,284
Inventory, non-current	4,800,005	4,758,973
Loans receivable	370,465	734,980
Investment in OC-BVI	2,892,825	2,783,882
Goodwill	8,384,248	8,384,248
Land held for development	20,558,424	20,558,424
Intangible assets, net	3,413,886	3,765,434
Other assets	4,905,152	5,455,209
Total assets	$165,913,895	$165,480,895

LIABILITIES AND EQUITY
Current liabilities
Accounts payable and other current liabilities	$5,637,338	$5,662,448
Dividends payable	1,285,031	1,281,612
Note payable to related party	294,000	686,000
Billings in excess of costs and estimated earnings	-	1,258
Total current liabilities	7,216,369	7,631,318
Deferred tax liability	928,876	1,024,893
Other liabilities	803,307	803,307
Total liabilities	8,948,552	9,459,518
Commitments and contingencies
Equity
Consolidated Water Co. Ltd. stockholders' equity
Redeemable preferred stock, $0.60 par value. Authorized 200,000 shares; issued and outstanding 33,034 and 33,488 shares, respectively	19,820	20,093
Class A common stock, $0.60 par value. Authorized 24,655,000 shares; issued and outstanding 14,959,309 and 14,918,869 shares, respectively	8,975,585	8,951,321
Class B common stock, $0.60 par value. Authorized 145,000 shares; none issued	-	-
Additional paid-in capital	86,543,291	86,405,387
Retained earnings	53,921,760	53,105,196
Cumulative translation adjustment	(549,555)	(549,555)
Total Consolidated Water Co. Ltd. stockholders' equity	148,910,901	147,932,442
Non-controlling interests	8,054,442	8,088,935
Total equity	156,965,343	156,021,377
Total liabilities and equity	$165,913,895	$165,480,895

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONSOLIDATED WATER CO. LTD.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended March 31,
	2018	2017
Retail revenues	$6,431,348	$6,476,604
Bulk revenues	8,228,515	7,690,402
Services revenues	123,764	130,252
Manufacturing revenues	552,768	1,379,848
Total revenues	15,336,395	15,677,106

Cost of retail revenues	2,761,554	2,684,286
Cost of bulk revenues	5,396,591	5,015,789
Cost of services revenues	134,871	102,166
Cost of manufacturing revenues	438,861	1,041,297
Total cost of revenues	8,731,877	8,843,538
Gross profit	6,604,518	6,833,568
General and administrative expenses	4,767,444	4,797,192
Loss (gain) on asset dispositions and impairments, net	1,340	(9,627)
Income from operations	1,835,734	2,046,003

Other income (expense):
Interest income	161,121	122,191
Interest expense	(1,754)	(2,223)
Profit sharing income from OC-BVI	28,350	10,125
Equity in the earnings of OC-BVI	80,593	26,866
Net unrealized gain (loss) on put/call options	(206,000)	165,000
Other	82,600	71,793
Other income, net	144,910	393,752
Income before income taxes	1,980,644	2,439,755
Provision for (benefit from) income taxes	(77,388)	(139,697)
Net income	2,058,032	2,579,452
Income (loss) attributable to non-controlling interests	(34,493)	(51,776)
Net income attributable to Consolidated Water Co. Ltd. stockholders	$2,092,525	$2,631,228

Basic earnings per common share attributable to Consolidated Water Co. Ltd. common stockholders	$0.14	$0.18

Diluted earnings per common share attributable to Consolidated Water Co. Ltd. common stockholders	$0.14	$0.18

Dividends declared per common share	$0.085	$0.075

Weighted average number of common shares used in the determination of:
Basic earnings per share	14,959,259	14,871,862
Diluted earnings per share	15,114,477	15,035,219

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONSOLIDATED WATER CO. LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2018	2017
Net cash provided by (used in) operating activities	$679,081	$(719,492)

Cash flows from investing activities
Additions to property, plant and equipment and construction in progress	(2,869,484)	(1,766,007)
Proceeds from sale of equipment	11,190	9,627
Collections on loans receivable	341,655	479,412
Net cash used in investing activities	(2,516,639)	(1,276,968)

Cash flows from financing activities
Dividends paid to common shareholders	(1,269,696)	(1,114,469)
Dividends paid to preferred shareholders	(2,846)	(2,642)
Issuance (repayment) of note payable to related party	(392,000)	392,000
Net cash used in financing activities	(1,664,542)	(725,111)
Net increase (decrease) in cash and cash equivalents	(3,502,100)	(2,721,571)
Cash and cash equivalents at beginning of period	47,182,966	39,254,116
Cash and cash equivalents at end of period	$43,680,866	$36,532,545

Interest paid in cash	$4,427	$-

Non-cash investing and financing activities
Issuance of 39,986 and 17,833, respectively, shares of common stock for services rendered	$441,162	$203,551
Conversion (on a one-to-one basis) of 454 and 0, respectively, shares of redeemable preferred stock to common stock	$272	$-
Dividends declared but not paid	$1,274,350	$1,119,355
Transfers from inventory to property, plant and equipment and construction in progress	$89,721	$70,545
Transfers from construction in progress to property, plant and equipment	$243,689	$140,499
Transfers from other assets to construction in progress	$765,662	$-

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

2. Accounting policies

Basis of presentation: The accompanying condensed consolidated financial statements include the accounts of the Company’s (i) wholly-owned subsidiaries, Aquilex, Inc., Cayman Water Company Limited (“Cayman Water”), Consolidated Water (Belize) Limited (“CW-Belize”), Ocean Conversion (Cayman) Limited (“OC-Cayman”), DesalCo Limited (“DesalCo”), Consolidated Water Cooperatief, U.A. (“CW-Cooperatief”), Consolidated Water U.S. Holdings, Inc. (“CW-Holdings”) and Aguas de Rosarito S.A.P.I. de C.V. (“AdR”); and (ii) majority-owned subsidiaries Consolidated Water (Bahamas) Ltd. (“CW-Bahamas”), Aerex Industries, Inc. (“Aerex”), Consolidated Water (Asia) Pte. Limited, PT Consolidated Water Bali (“CW-Bali”), N.S.C. Agua, S.A. de C.V. (“NSC”). The Company’s investment in its affiliate Ocean Conversion (BVI) Ltd. (“OC-BVI”) is accounted for using the equity method of accounting. All significant intercompany balances and transactions have been eliminated in consolidation.

The accompanying interim condensed consolidated financial statements are unaudited. These condensed consolidated financial statements reflect all adjustments (which are of a normal recurring nature) that, in the opinion of management, are necessary to fairly present the Company’s financial position, results of operations and cash flows as of and for the periods presented. The results of operations for these interim periods are not necessarily indicative of the operating results for future periods, including the fiscal year ending December 31, 2018.

These condensed consolidated financial statements and notes are presented in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) relating to interim financial statements and in conformity with accounting principles generally accepted in the United States of America (“US GAAP”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with US GAAP have been condensed or omitted in these condensed financial statements pursuant to SEC rules and regulations, although the Company believes that the disclosures made herein are adequate to make the information not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

Foreign currency: The Company’s reporting currency is the United States dollar (“US$”). The functional currency of the Company and its foreign operating subsidiaries (other than NSC, AdR, CW-Cooperatief and CW-Bali) is the currency for each respective country. The functional currency for NSC, AdR, CW-Cooperatief and CW-Bali is the US$. NSC and AdR conduct business in US$ and Mexican pesos, CW-Cooperatief conducts business in US$ and euros, and CW-Bali conducts business in US$ and Indonesian rupiahs. The exchange rates for the Cayman Islands dollar, the Belize dollar and the Bahamian dollar are fixed to the US$. The exchange rates for conversion of Mexican pesos, euros and rupiahs into US$ vary based upon market conditions. Net foreign currency gains arising from transactions and re-measurements were $103,555 and $65,147 for the three months ended March 31, 2018 and 2017, respectively, and are included in “Other income (expense) - Other” in the accompanying condensed consolidated statements of income.

Cash and cash equivalents: Cash and cash equivalents consist of demand deposits at banks and highly liquid deposits at banks with an original maturity of three months or less. Cash and cash equivalents as of March 31, 2018 and December 31, 2017 include $13.6 million and $15.9 million, respectively, of certificates of deposit with an original maturity of three months or less.

Transfers from the Company’s Bahamas and Belize bank accounts to Company bank accounts in other countries require the approval of the Central Bank of the Bahamas and Belize, respectively. As of March 31, 2018, the equivalent United States dollar cash balances for deposits held in the Bahamas and Belize were approximately $11.9 million and $6.0 million, respectively.

Comparative amounts: Certain amounts reported in the financial statements issued in prior periods have been reclassified herein to conform to the current period’s presentation. These reclassifications had no effect on consolidated net income.

Revenue recognition: Revenues are recognized when control of the promised goods or services is transferred to the Company’s customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services.

The following table presents the Company’s revenues disaggregated by revenue source (in millions, unaudited).

	Three Months Ended March 31,
	2018	2017
Retail revenues	$6,431,348	$6,476,604
Bulk revenues	8,228,515	7,690,402
Services revenues	123,764	130,252
Manufacturing revenues	552,768	1,379,848
Total revenues	$15,336,395	$15,677,106

Retail revenues

The Company produces and supplies water to end-users, including residential, commercial and government customers in the Cayman Islands under an exclusive retail license issued to Cayman Water by the Cayman Islands government to provide water in two of the three most populated and rapidly developing areas on Grand Cayman Island. CW-Bali owns and operates a desalination plant in Bali, Indonesia that sells water to resort and residential properties. Customers are billed on a monthly basis based on metered consumption and bills are typically collected within 30 to 35 days after the billing date. Receivables not collected within 45 days subject the customer to disconnection from water service. In 2017, 2016 and 2015, bad debts represented less than 1% of the Company’s total annual retail sales.

The Company recognizes revenues from water sales at the time water is supplied to the customer’s facility or storage tank. The amount of water supplied is determined based upon water meter readings performed at the end of each month. All retail water contracts are month-to-month contracts and revenue is recorded as invoiced.

Bulk revenues

The Company produces and supplies water to government-owned distributors in the Cayman Islands, Belize and the Bahamas.

OC-Cayman provides bulk water to the Water Authority - Cayman (“WAC”), a government-owned utility and regulatory agency, under various agreements. The WAC in turn distributes such water to properties in Grand Cayman outside of Cayman Water’s retail license area.

In Belize, CW-Belize is the exclusive provider of water in Ambergris Caye to Belize Water Services Ltd. (“BWSL”), a government-controlled entity which distributes the water through its own pipeline system to residential, commercial and tourist properties. BWSL distributes the Company’s water primarily to residential properties, small hotels, and businesses that serve the tourist market.

The Company sells bulk water in the Bahamas through its majority-owned subsidiary CW-Bahamas to the Water and Sewerage Corporation of the Bahamas, which distributes such water through its own pipeline system to residential, commercial and tourist properties on the Island of New Providence. The Company also sells water to a private resort on Bimini.

The Company has elected the “right to invoice” practical expedient for revenue recognition on its bulk water sale contracts and recognizes revenue in the amount to which the Company has a right to invoice.

Manufacturing revenues

The Company, through its 51% owned subsidiary Aerex, is a custom and specialty manufacturer of water treatment-related systems and products and provides design, engineering, management, operating and other services applicable to commercial, municipal and industrial water production. Substantially all of Aerex’s customers are U.S. companies.

The Company recognizes manufacturing revenues over time under the input method using costs incurred (which represents work performed) to date relative to total estimated costs at completion to measure progress toward satisfying its performance obligations as such measure best reflects the transfer of control of the promised good to the customer. Contract costs include labor, material and overhead. The Company follows this method since it can make reasonably dependable estimates of the revenue and costs applicable to various stages of a contract. Under this input method, the Company records revenue and recognizes profit or loss as work on the contract progresses. The Company estimates total project costs and profit to be earned on each long-term, fixed price contract prior to commencement of work on the contract and updates these estimates as work on the contract progresses. The cumulative amount of revenue recorded on a contract at a specified point in time is that percentage of total estimated revenue that incurred costs to date comprises of estimated total contract costs. If, as work progresses, the actual contract costs exceed estimates, the profit recognized on revenue from that contract decreases. The Company recognizes the full amount of any estimated loss on a contract at the time the estimates indicate such a loss. Any costs and estimated earnings in excess of billings are classified as current assets. Billings in excess of costs and estimated earnings on uncompleted contracts, if any, are classified as current liabilities.

Practical Expedients and Exemptions

The Company does not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which the Company recognizes revenue at the amount to which it has the right to invoice for services performed.

3. Segment information

The Company has four reportable segments: retail, bulk, services and manufacturing. The retail segment primarily operates the water utility for the Seven Mile Beach and West Bay areas of Grand Cayman Island pursuant to an exclusive license granted by the Cayman Islands government. The bulk segment supplies potable water to government utilities in Grand Cayman, the Bahamas and Belize under long-term contracts. The services segment provides desalination plant management and operating services to affiliated companies and designs, constructs and sells desalination plants to third parties. The manufacturing segment manufactures a wide range of custom and specialty water treatment-related systems and products and provides design, engineering, management, operating and other services applicable to commercial, municipal and industrial water production, supply and treatment.

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

	Three Months Ended March 31, 2018
	Retail	Bulk	Services	Manufacturing	Total
Revenues	$6,431,348	$8,228,515	$123,764	$552,768	$15,336,395
Cost of revenues	2,761,554	5,396,591	134,871	438,861	8,731,877
Gross profit (loss)	3,669,794	2,831,924	(11,107)	113,907	6,604,518
General and administrative expenses	3,145,483	341,967	650,636	629,358	4,767,444
Loss on asset dispositions and impairments, net	1,340	-	-	-	1,340
Income (loss) from operations	$522,971	$2,489,957	$(661,743)	$(515,451)	1,835,734
Other income, net					144,910
Income before income taxes					1,980,644
Provision for (benefit from) income taxes					(77,388)
Net income					2,058,032
Loss attributable to non-controlling interests					(34,493)
Net income attributable to Consolidated Water Co. Ltd. stockholders					$2,092,525

Depreciation and amortization expenses for the three months ended March 31, 2018 for the retail, bulk, services and manufacturing segments were $503,013, $809,148, $7,638 and $399,294, respectively.

	Three Months Ended March 31, 2017
	Retail	Bulk	Services	Manufacturing	Total
Revenues	$6,476,604	$7,690,402	$130,252	$1,379,848	$15,677,106
Cost of revenues	2,684,286	5,015,789	102,166	1,041,297	8,843,538
Gross profit	3,792,318	2,674,613	28,086	338,551	6,833,568
General and administrative expenses	3,012,860	301,076	743,406	739,850	4,797,192
(Gain) on asset dispositions and impairments, net	(9,600)	-	-	(27)	(9,627)
Income (loss) from operations	$789,058	$2,373,537	$(715,320)	$(401,272)	2,046,003
Other income, net					393,752
Income before income taxes					2,439,755
Provision for (benefit from) income taxes					(139,697)
Net income					2,579,452
Loss attributable to non-controlling interests					(51,776)
Net income attributable to Consolidated Water Co. Ltd. stockholders					$2,631,228

Depreciation and amortization expenses for the three months ended March 31, 2017 for the retail, bulk, services and manufacturing segments were $509,820, $826,779, $22,019 and $406,489, respectively.

	As of March 31, 2018
	Retail	Bulk	Services	Manufacturing	Total
Accounts receivable, net	$2,784,040	$13,656,231	$1,362,482	$37,275	$17,840,028
Property plant and equipment, net	$22,982,719	$24,675,709	$76,701	$1,784,008	$49,519,137
Construction in progress	$1,679,113	$3,548,303	$3,291	$-	$5,230,707
Intangibles, net	$-	$517,219	$-	$2,896,667	$3,413,886
Goodwill	$1,170,511	$2,328,526	$-	$4,885,211	$8,384,248
Land held for development	$-	$-	$20,558,424	$-	$20,558,424
Total segment assets	$51,709,730	$77,994,082	$24,945,642	$11,264,441	$165,913,895

	As of December 31, 2017
	Retail	Bulk	Services	Manufacturing	Total

Accounts receivable, net	$2,406,595	$10,177,620	$1,155,318	$1,308,313	$15,047,846
Property, plant and equipment, net	$23,172,382	$25,420,819	$84,339	$1,847,524	$50,525,064
Construction in progress	$321,368	$1,498,625	$3,291	$-	$1,823,284
Intangibles, net	$-	$533,767	$-	$3,231,667	$3,765,434
Goodwill	$1,170,511	$2,328,526	$-	$4,885,211	$8,384,248
Land held for development	$-	$-	$20,558,424	$-	$20,558,424
Total segment assets	$52,095,524	$75,785,323	$24,488,173	$13,111,875	$165,480,895

4. Earnings per share

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

The following summarizes information related to the computation of basic and diluted EPS:

	Three Months Ended March 31,
	2018	2017
Net income attributable to Consolidated Water Co. Ltd. stockholders	$2,092,525	$2,631,228
Less: preferred stock dividends	(2,478)	(2,642)
Net income available to common shares in the determination of basic earnings per common share	$2,090,047	$2,628,586

Weighted average number of common shares in the determination of basic earnings per common share attributable to Consolidated Water Co. Ltd. common stockholders	14,959,259	14,871,862
Plus:
Weighted average number of preferred shares outstanding during the period	33,084	35,225
Potential dilutive effect of unexercised options and unvested stock grants	122,134	128,132
Weighted average number of shares used for determining diluted earnings per common share attributable to Consolidated Water Co. Ltd. common stockholders	15,114,477	15,035,219

5. Investment in OC-BVI

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

The Company’s equity investment in OC-BVI amounted to $2,892,825 and $2,783,882 as of March 31, 2018 and December 31, 2017, respectively.

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

A reconciliation of the beginning and ending balances for the investment in OC-BVI for the three months ended March 31, 2018 is as follows:

Balance as of December 31, 2017	$2,783,882
Profit sharing and equity from earnings of OC-BVI	108,943
Distributions received from OC-BVI	-
Balance as of March 31, 2018	$2,892,825

The Company recognized $80,593 and $26,866 in earnings from its equity investment in OC-BVI for the three months ended March 31, 2018 and 2017, respectively. The Company recognized $28,350 and $10,125 in profit sharing income from its profit sharing agreement with OC-BVI for the three months ended March 31, 2018 and 2017, respectively.

For the three months ended March 31, 2018 and 2017, the Company recognized approximately $123,763 and $130,252, respectively, in revenues from its management services agreement with OC-BVI. Amounts payable by OC-BVI to the Company were $74,945 and $123,807 as of March 31, 2018 and December 31, 2017, respectively. The Company's deferred revenues from OC-BVI, included in other current liabilities in the accompanying condensed consolidated balance sheets, were $180,510 and $181,328 as of March 31, 2018 and December 31, 2017, respectively.

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

6. NSC and AdR Project Development

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

In August 2016, NSC and NuWater incorporated Newco under the name Aguas de Rosarito S.A.P.I. de C.V. (“AdR”), a special project company, to complete the Project and executed a shareholders agreement for AdR agreeing among other things that (i) AdR would purchase the land and other Project assets from NSC on the date that the Project begins commercial operations and (ii) AdR would enter into a Management and Technical Services Agreement with NSC effective on the first day that the Project begins commercial operations. As of December 31, 2017, NSC owned 99.6% of the equity of AdR.

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

In December 2016, the Congress of the State of Baja California, Mexico passed Decreto #57 which, among other things, ratified and authorized the payment obligations of the corresponding public entities under the APP Contract. During 2017, following consultations between representatives of the State of Baja California and the Ministry of Finance of the Federal Government of Mexico, it was determined that certain amendments to Decreto #57 were required in order to comply with recent changes to the Federal Financial Discipline Law for Federative Entities and Municipalities. In addition, it was necessary to amend Decreto #57 to authorize the inclusion of revenues from the CESPT in the primary payment trust for the Project. These amendments were included in Decreto # 168, which was approved by the Congress of the State of Baja California in December 2017. Following its issuance, two actions were filed in Mexican Courts against Decreto #168. While neither NSC nor AdR have been named as a party in these actions, based upon publicly available information the Company believes (1) one of these actions consists of a challenge filed by certain members of the Congress of the State of Baja California alleging certain elements of Decreto #168 are contrary to the Mexican constitution; and (2) that the other action represents an amparo (i.e. a constitutional appeal) filed by certain members of indigenous groups that alleges Decreto #168 violates certain of the human rights and individual guarantees they are afforded under the Mexican constitution. With respect to the action mentioned in (1), the Company cannot presently determine what impact, if any, it will have upon the Project. With respect to the action mentioned in number (2), according to publicly available information, the Company understands that on March 27, 2018, a resolution dismissing such proceeding was issued (and subsequently published in the official lists of the corresponding court on April 16, 2018), as the claimants were not able to evidence their legal interest. On May 3, 2018, the court deciding on such action determined this resolution to be final, as the claimants did not file a remedy against it.

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

In February 2018, AdR executed a subscription agreement (the “Agreement”) for the equity funding required for the Project. The Agreement calls for NSC to retain a minimum of 25% of the equity in AdR. One or more affiliates of Greenfield SPV VII, S.A.P.I. de C.V. (“Greenfield”), a Mexico company managed by an affiliate of a U.S. asset manager, will acquire a minimum of 55% of the equity of AdR. The Agreement also provides Suez Medio Ambiente México, S.A. de C.V. (“Suez”), a subsidiary of SUEZ International, S.A.S., with the option to purchase 20% of the equity of AdR. If Suez does not exercise this option, NSC will retain 35% of the equity of AdR and Greenfield will acquire 65% of the equity of AdR. The Agreement will become effective when the additional conditions related to the Project are met, including but not limited to those conditions discussed previously. The aggregate investment to be made by the equity partners in the Project, in the form of equity and subordinated shareholder loans, is presently estimated at approximately 20% of the total cost of Phase 1 of the Project.

In February 2018, CW-Holdings acquired the remaining 0.4% of AdR’s equity interest previously held by NuWater.

If AdR is ultimately unable to proceed with the Project, the land NSC has purchased and the right of way deposits may lose their strategic importance derived from their association with the Project and consequently may decline in value. If AdR does not proceed with the Project, NSC may ultimately be unable to sell this land or recoup their right of way deposits for amounts at least equal to its current carrying values of approximately $20.6 million and $1.3 million, respectively. Any loss on sale of the land, or impairment losses NSC may be required to record as a result of a decrease in the (1) fair value of the land; or (2) value of the rights of way arising from the inability to complete the Project could have a material adverse impact on the Company’s results of operations.

Included in the Company’s results of operations are general and administrative expenses from NSC and AdR, consisting of organizational, legal, accounting, engineering, consulting and other costs relating to Project development activities. Such expenses amounted to approximately $648,000 and $720,000 for the three months ended March 31, 2018 and 2017, respectively. The assets and liabilities of NSC and AdR included in the Company’s consolidated balance sheets amounted to approximately $23.7 million and $305,000, respectively, as of March 31, 2018 and approximately $23.1 million and $173,000 respectively, as of December 31, 2017.

Project Litigation Initiated by EWG

Tecate Claim:

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

In October 2015, the Company learned that EWG filed a lawsuit against the individual shareholder, NSC, NSA, CW-Cooperatief, other third parties, and the Public Registry of Commerce of Tijuana, Baja California in the Civil Court located in Tecate, Baja California, Mexico. In this lawsuit, EWG challenged, among other things, the capital investment transactions that increased the Company’s ownership interest in NSC to 99.99%. EWG requested that the court, as a preliminary matter: (a) suspend the effectiveness of the challenged transactions; (b) order public officials in Mexico to record the pendency of the lawsuit in the public records; and (c) appoint an inspector for NSA and NSC to oversee its commercial activities. The court granted, ex-parte, the preliminary relief sought by EWG, which resulted in the placement of inscriptions for the lawsuit on NSC’s public records.

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

Tijuana Claim – Amparo:

In addition to the Tecate Claim, the Company understands from publicly available information that during 2018, EWG initiated an ordinary mercantile claim against the individual shareholder named in the Tecate Claim, NSC and CW-Cooperatief, (with AdR being named as a third party to be called to trial) before the Tenth Civil Judge in Tijuana, Baja California for Mercantile Matters (the “Tenth Civil Judge”).

Neither NSC nor CW-Cooperatief have been officially served with such claim, nor has AdR been notified that it has to appear for such trial. However, the Company understands that this claim is similar to the Tecate Claim in the petitions sought by EWG. In this claim, EWG challenged, among other things, the transactions contemplated under the Option Agreement, and therefore, the capital investment transactions that increased the ownership interest of CW-Cooperatief in NSC to 99.99%, as a consequence of the Option Agreement. EWG requested that the court, as a preliminary matter: (a) suspend the effectiveness of the challenged transactions; (b) order public officials in Mexico to record the pendency of the lawsuit in the public records (including a special request to register a lien over the real estate owned by NSC); (c) appoint an inspector for NSC to oversee its commercial activities; and (d) order public officials in Mexico and credit institutions abroad to refrain from authorizing or executing any legal act related with the activities of the plaintiff, the co-defendants and the third party called to trial to avoid damages to third parties, including those with whom negotiations or any form of commercial or administrative activities, or activities of any other nature related with the “Rosarito” water desalination project, are being carried out. The Company understands that the Tenth Civil Judge granted, ex-parte, the preliminary relief sought by EWG, which resulted in the issuance of official writs to several governmental/public entities involved with the Project. AdR and NSC are in the process of preparing legal responses to this claim under the belief they will be officially served in the near future.

On April 25, 2018, AdR filed an amparo (i.e. a constitutional appeal) against the official writs issued by the Tenth Civil Judge to two governmental entities. On May 2, the Third District Court in Amparo and Federal Trials in the State of Baja California granted a provisional suspension, whereby the effects and consequences of the claimed official writs were temporarily suspended. On May 4, 2018, the amparo claim was amended to also request protection against additional official writs issued by the Tenth Civil Judge to two other governmental entities and one banking institution. AdR is awaiting the incidental hearing on this amparo amendment.

The Company cannot presently determine what impact the resolution of this litigation may have on the Project.

7. Fair value measurements

As of March 31, 2018 and December 31, 2017, the carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and other current liabilities, the note payable to related party, the demand loan payable and dividends payable approximate their fair values due to the short-term maturities of these instruments. Management considers that the carrying amounts for loans receivable as of March 31, 2018 and December 31, 2017 approximate their fair value as the stated interest rates approximate market rates.

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

The following table presents the Company’s fair value hierarchy for assets and liabilities measured at fair value as of March 31, 2018 and December 31, 2017.

	March 31, 2018
	Level 1	Level 2	Level 3	Total
Assets:
Recurring
Net asset arising from put/call options	$-	$-	$74,000	$74,000

	December 31, 2017
	Level 1	Level 2	Level 3	Total
Assets:
Recurring
Net asset arising from put/call options	$-	$-	$280,000	$280,000

The activity for the Level 3 asset for the three months ended March 31, 2018:

Net asset arising from put/call options(1)
Balance as of December 31, 2017	$280,000
Unrealized loss	(206,000)
Balance as of March 31, 2018	$74,000

(1)	In connection with the Company’s acquisition of 51% of Aerex in February 2016, the Company acquired from Aerex’s former sole shareholder an option to compel such shareholder to sell and granted to such shareholder an option to require the Company to purchase, the shareholder’s remaining 49% ownership interest in Aerex at a price based upon the fair market value of Aerex at the time of the exercise of the option. The options are exercisable on or after the third anniversary of the February 2016 acquisition date. The net asset arising from the put/call options is included in other assets in the accompanying condensed consolidated balance sheets as of March 31, 2018 and December 31, 2017.

8. Contingencies

Cayman Water

The Company sells water through its retail operations under a license issued in July 1990 by the Cayman Islands government that grants Cayman Water the exclusive right to provide potable water to customers within its licensed service area. As discussed below, this license was set to expire in July 2010 but has since been extended while negotiations for a new license take place. Pursuant to the license, Cayman Water has the exclusive right to produce potable water and distribute it by pipeline to its licensed service area, which consists of two of the three most populated areas of Grand Cayman, the Seven Mile Beach and West Bay areas. For the three months ended March 31, 2018 and 2017, the Company generated approximately 42% and 41%, respectively, of its consolidated revenues and 55% and 56%, respectively, of its consolidated gross profit from the retail water operations conducted pursuant to Cayman Water’s exclusive license.

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

OC-Cayman

Through its wholly-owned subsidiary, OC-Cayman, the Company provides bulk water to the WAC, a government-owned utility and regulatory agency, under various agreements. The WAC in turn distributes that water to properties in Grand Cayman outside of Cayman Water’s retail license area.

The water OC-Cayman sells to the WAC is produced at three reverse osmosis seawater conversion plants in Grand Cayman owned by the WAC but designed, built and operated by OC-Cayman: the North Sound, Red Gate and North Side Water Works plants. The current operating agreements for the North Sound, Red Gate and North Side Water Works plants expire in July 2018, July 2018, and June 2019, respectively. The Company has been informed by the WAC that they intend to conduct a public bidding process for the North Sound and Red Gate plants and the Company plans to submit a bid for both of these contracts.

The Company generated total revenues of approximately $1.8 million, $1.9 million and $7.2 million from these three plants during the three months ended March 31, 2018 and 2017 and the year ended December 31, 2017, respectively.

If the Company does not obtain new bulk water supply agreements for these three plants, or if such new agreements are obtained on terms less favorable than the Company’s existing agreements, its results of operations and cash flows will be adversely affected.

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

On December 8, 2017, CW-Belize received a favorable ruling from the Supreme Court of Belize stating that (i) the claims by the PUC in the Order and the Second Order were unlawful, null and void and of no effect; and (ii) stated that the PUC is prohibited from taking any steps or proceedings or making any further Order in respect of the said Order. However, on February 20, 2018, the PUC filed an appeal of this ruling with the Belize Court of Appeal, the results of which are pending. The Company is presently unable to determine what impact the resolution of this matter will have on its financial condition, results of operations or cash flows.

CW-Bali

In October 2017, CW-Bali’s sole remaining customer filed a lawsuit in the district court of Denpasar in Bali, Indonesia against CW-Bali, CW-Bali’s President and the Company’s Chief Financial Officer in his capacity as the President of CW-Bali’s Board of Commissioners (i.e. Directors) seeking compensatory damages of 57.1 billion rupiahs and punitive damages of 26 billion rupiahs as a result of the anticipated breach of this customer’s water supply agreement that will arise from CW-Bali’s planned cessation of operations. Such damages were equivalent to approximately $4.1 million and $1.9 million, respectively, based upon the exchange rate between the dollar and rupiah as of March 31, 2018. In April 2018, the Densapar court ruled that it had no authority to adjudicate the case due to a clause in the water supply agreement that requires all disputes to be handled through arbitration in Singapore. However, the customer immediately filed an appeal with respect to the Denpasar court ruling. The Company cannot presently determine the outcome of the appeal or what effect the resolution of this matter will have on its consolidated financial statements.

9. Impact of recent accounting standards

Adoption of new accounting standards:

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

The effective dates of ASU 2016-08, ASU 2016-10, ASU 2016-11, ASU 2016-12 and ASU 2016-20 are the same as ASU 2015-14 discussed above. On January 1, 2018, the Company adopted Topic 606 using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. There was no impact to opening retained earnings as of January 1, 2018 as a result of the adoption of this standard.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which provides guidance for the recognition, measurement, presentation and disclosure of financial assets and financial liabilities. In February 2018, the FASB issued ASU 2018-03, Technical Corrections and Improvements to Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, that clarifies the guidance in ASU No. 2016-01 on equity securities and certain fair value option liabilities among other things. ASU 2016-01 and ASU 2018-03 are effective for fiscal years, and for interim periods within those years, beginning after December 15, 2017 and, for most provisions, is effective using the cumulative-effect transition approach. Early application is permitted for certain provisions. The adoption of ASU 2016-01 and ASU 2018-03 did not have a material impact on the Company’s financial position, results of operations or cash flows.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which clarifies how certain cash receipts and payments are presented in the statement of cash flows. ASU 2016-15 is effective for annual periods beginning after December 15, 2017 and early adoption is permitted. The adoption of ASU 2016-15 did not have a material impact on the Company’s financial position, results of operations or cash flows for the three months ended March 31, 2018. For the three months ended March 31, 2017, the adoption resulted in a reclass of approximately $1.1 million from investing activities to operating activities in the condensed consolidated statement of cash flows related to the distribution of earnings from OC-BVI.

Effect of newly issued but not yet effective accounting standards:

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

The forward-looking statements contained in this report are not guarantees of future performance and involve certain risks, uncertainties and assumptions which are difficult to predict. Actual outcomes and results may differ materially from what is expressed in such forward-looking statements. Important factors which may affect these actual outcomes and results include, without limitation:

•	tourism and weather conditions in the areas we serve;
•	the economies of the U.S. and other countries in which we conduct business;
•	our relationships with the governments we serve;
•	regulatory matters, including resolution of the negotiations for the renewal of our retail license on Grand Cayman;
•	our ability to successfully enter new markets, including Mexico and the United States; and
•	other factors, including those “Risk Factors” set forth under Part II, Item 1A. “Risk Factors” in this Quarterly Report and in our 2017 Annual Report on Form 10-K.

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

Goodwill and intangible assets

Goodwill represents the excess cost over the fair value of the assets of an acquired business. Goodwill and intangible assets acquired in a business combination accounted for as a purchase and determined to have an indefinite useful life are not amortized but are tested for impairment at least annually. Intangible assets with estimable useful lives are amortized over their respective estimated useful lives to their estimated residual values and reviewed periodically for impairment. We evaluate the possible impairment of goodwill annually as part of our reporting process for the fourth quarter of each fiscal year. Management identifies our reporting units, which consist of our retail, bulk, services and manufacturing operations, and determines the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units. We determine the fair value of each reporting unit and compare these fair values to the carrying amounts of the reporting units. To the extent the carrying amount of the reporting unit exceeds the fair value of the reporting unit, an impairment loss is recorded.

For the year ended December 31, 2017, we estimated the fair value of our reporting units by applying the discounted cash flow method, the guideline public company method, and the mergers and acquisitions method.

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

We also estimated the fair value of each of our reporting units for the year ended December 31, 2017 through reference to the guideline companies and the market multiples implied by guideline merger and acquisition transactions.

We weighted the fair values estimated for each of our reporting units under each method and summed such weighted fair values to estimate the overall fair value for each reporting unit. The respective weightings we applied to each method as of December 31, 2017 were as follows:

Method	Retail	Bulk	Manufacturing
Discounted cash flow	80%	80%	80%
Guideline public company	10%	10%	10%
Mergers and acquisitions	10%	10%	10%
	100%	100%	100%

The fair values we estimated for our retail and bulk units exceeded their carrying amounts by 121% and 59%, respectively, as of December 31, 2017. The carrying amount we estimated for our manufacturing unit exceeded its fair value by 12% as of December 31, 2017, and as discussed in the paragraph that follows, we recorded an impairment loss to reduce the carrying value of the goodwill for this segment.

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

Through our subsidiary, CW-Bali, we have built and presently operate a seawater reverse osmosis plant with a productive capacity of approximately 264,000 gallons per day located in Nusa Dua, one of the primary tourist areas of Bali, Indonesia. Since its inception, we have recorded operating losses for CW-Bali as the sales volumes for its plant have not been sufficient to cover its operating costs. In 2017 and 2016, we determined, based upon probability-weighted scenarios for CW-Bali’s future undiscounted cash flows, that the carrying values of CW-Bali’s long-lived assets and our investment in CW-Bali were not recoverable. We recorded impairment losses of $1.6 million and $2.0 million, for the years ended December 31, 2017 and 2016, respectively, to reduce the carrying values of these assets to their fair values.

RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and accompanying notes included under Part I, Item 1 of this Quarterly Report and our consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for our fiscal year ended December 31, 2017 (“2017 Form 10-K”) and the information set forth under Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2017 Form 10-K.

Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017

Consolidated Results

Net income attributable to Consolidated Water Co. Ltd. stockholders for 2018 was $2,092,525 ($0.14 per share on a fully-diluted basis), as compared to $2,631,228 ($0.18 per share on a fully-diluted basis) for 2017.

Total revenues for 2018 decreased to $15,336,395 from $15,677,106 in 2017 as a result of lower revenues for our manufacturing segment. Gross profit for 2018 was $6,604,518 (43% of total revenues) as compared to $6,833,568 (44% of total revenues) for 2017. For further discussion of revenues and gross profit see the “Results by Segment” analysis that follows.

General and administrative (“G&A”) expenses on a consolidated basis remained relatively consistent at $4,767,444 and $4,797,192 for 2018 and 2017, respectively.

Net other income for 2018 was $144,910, as compared to $393,752 for 2017. The decrease in this net component of our results of operations results from a net unrealized loss of ($206,000) recorded in 2018, as compared to a net unrealized gain of $165,000 recorded in 2017, for the revaluation to fair value of the put/call options arising from the Aerex acquisition.

Results by Segment

Retail Segment:

The retail segment contributed $522,971 and $789,058 to our income from operations for 2018 and 2017, respectively.

Revenues generated by our retail water operations decreased slightly to $6,431,348 in 2018 from $6,476,604 in 2017, while the volume of water sold increased by approximately 3% from 2017 to 2018. The slight decrease in revenues for 2018 is attributable to a shift in the relative sales volumes in Grand Cayman to larger customers with a lower effective water rate.

Retail segment gross profit was $3,669,794 (57% of retail revenues) and $3,792,318 (59% of retail revenues) for 2018 and 2017, respectively. The slight decline in retail gross profit as a percentage of revenues from 2017 to 2018 is attributable to the decrease in revenues and an increase in employee costs in 2018.

Consistent with prior periods, we record all non-direct G&A expenses in our retail segment and do not allocate any of these non-direct costs to our other three business segments. Retail G&A expenses for 2018 and 2017 remained relatively consistent at $3,145,483 and $3,012,860, for 2018 and 2017, respectively.

Bulk Segment:

The bulk segment contributed $2,489,957 and $2,373,537 to our income from operations for 2018 and 2017, respectively.

Bulk segment revenues were $8,228,515 and $7,690,402 for 2018 and 2017, respectively. The increase in bulk revenues from 2017 to 2018 is attributable to our Bahamas operations, which generated approximately $555,000 in incremental revenues due to a significant increase in the prices of diesel fuel and electricity from 2017 to 2018, which increased the energy component of our bulk water rates in the Bahamas.

Gross profit for our bulk segment was $2,831,924 (34% of bulk revenues) and $2,674,613 (35% of bulk revenues) for 2018 and 2017, respectively. Gross profit as a percentage of revenues decreased in 2018 as compared to 2017 due to higher energy prices, as energy expense for our bulk operations was approximately $361,000 more in 2018 than in 2017.

Bulk segment G&A expenses remained relatively consistent at $341,967 for 2018 as compared to $301,076 for 2017.

Services Segment:

The services segment incurred losses from operations of ($661,743) and ($715,320) for 2018 and 2017, respectively.

Services segment revenues remained relatively consistent at $123,764 and $130,252 for 2018 and 2017, respectively.

Gross profit (loss) for our services segment was ($11,107) and $28,086 for 2018 and 2017, respectively. The decrease in the services segment’s gross profit from 2017 to 2018 reflects an increase in employee and various other costs.

G&A expenses for the services segment were $650,636 and $743,406 for 2018 and 2017, respectively. The decrease in G&A expenses for 2018 results from a decrease of approximately $72,000 in the project development expenses incurred by our Mexican subsidiaries.

Manufacturing Segment:

The manufacturing segment incurred losses from operations of ($515,451) and ($401,272) for 2018 and 2017, respectively.

Manufacturing revenues were $552,768 and $1,379,848 for 2018 and 2017, respectively. Manufacturing revenues decreased from 2017 to 2018 due to Aerex’s production in 2018 of various components to be used by its affiliate, CW-Bahamas, in the refurbishment of CW-Bahamas’ Windsor plant. While the revenues Aerex generated from this work for CW-Bahamas amounted to approximately $700,000, such intercompany revenues are eliminated in consolidation for financial reporting purposes.

Manufacturing segment gross profit was $113,907 (21% of manufacturing revenues) and $338,551 (25% of manufacturing revenues) for 2018 and 2017, respectively. Gross profit for 2018 decreased in dollars and as a percentage of revenues from 2017 due to the allocation of part of Aerex’s production capacity during 2018 to the work performed for CW-Bahamas.

G&A expenses for the manufacturing segment declined to $629,358 for 2018 as compared to $739,850 for 2017 due to non-recurring project development expenses incurred in 2017.

FINANCIAL CONDITION

The significant changes in the consolidated balance sheet as of March 31, 2018 as compared to December 31, 2017 result from increases in accounts receivable and construction in progress.

The increase in accounts receivable is primarily attributable to an increase in CW-Bahamas’ receivables from the WSC of $3.1 million. The increase in construction in progress reflects capital improvements to CW-Bahamas’ Windsor plant as well as our Abel Castillo Water Works plant in Grand Cayman.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity Position

Our projected liquidity requirements for the last three quarters of 2018 include capital expenditures for our existing operations of approximately $14.4 million (primarily for capital improvements to the Windsor plant in the Bahamas and for the expansion of the ACWW plant in Grand Cayman), approximately $294,000 for notes payable, approximately $2.8 million to be expended for NSC's and AdR's project development activities and approximately $1.3 million for dividends payable. Our liquidity requirements for 2018 may also include future quarterly dividends, if such dividends are declared by our Board. Our dividend payments amounted to approximately $4.5 million for the year ended December 31, 2017 and approximately $1.3 million for the three months ended March 31, 2018.

In February 2017, we and the former sole shareholder of Aerex loaned Aerex $408,000 and $392,000, respectively, in the form of notes payable which were scheduled to mature on September 30, 2017 and bore interest at 1% per annum. In October 2017, we and the former shareholder of Aerex extended the term of the notes payable issued in February 2017 for an additional six months to a new maturity date of March 31, 2018. Additionally, in October 2017 we and the former shareholder loaned Aerex an additional $306,000 and $294,000, respectively, in the form of notes payable that bore interest at 1% with a maturity date of March 31, 2018. In March 2018, the original notes payable of $408,000 and $392,000 were repaid and the maturity date of the remaining notes payable of $306,000 and $294,00 was extended to September 30, 2018.

As of March 31, 2018, we had cash and cash equivalents of approximately $43.7 million and working capital of approximately $58.6 million. We are not presently aware of anything that would lead us to believe that we will not have sufficient liquidity to meet our needs for 2018 and thereafter.

CW-Belize Liquidity

Transfers of funds held by our subsidiary CW-Belize, to our parent company, which are accomplished by means of conversion of Belize dollars into U.S. dollars, require the approval of the Central Bank of Belize and are dependent on the amount of U.S. dollars available to Belize banks to execute such transfers. Weakness in the Belize economy and other factors have reduced the amount of U.S. dollars that Belize banks have available for transfer, which has limited the amount of funds we are presently able to transfer from CW-Belize. Our repatriations of funds from CW-Belize to our parent company amounted to $458,000 and $400,000 for the years ended December 31, 2017 and 2016, respectively, significantly less than the net income and net cash flows CW-Belize generated for those years. During the three months ended March 31, 2018, we repatriated approximately $307,000 in funds from CW-Belize to our parent company. As of March 31, 2018 and December 31, 2017, the equivalent U.S. dollar cash amounts for our bank account deposits in Belize were approximately $6.0 million and $6.3 million, respectively.

We cannot presently determine when we will have an improved ability to transfer funds from CW-Belize. While we presently have sufficient liquidity from other sources, should we need to access our cash balances held by CW-Belize in the future to support our other operations, the majority of such funds may not be available for immediate transfer from Belize.

Discussion of Cash Flows for the Three Months Ended March 31, 2018

Our cash and cash equivalents decreased to $43.7 million as of March 31, 2018 from $47.2 million as of December 31, 2017.

Cash Flows from Operating Activities

Our operating activities provided cash of approximately $679,000. This net cash provided reflects net income generated for the three months of approximately $2.1 million as adjusted for (i) various items included in the determination of net income that do not affect cash flows during the year; and (ii) changes in the other components of working capital. The more significant of such items and changes in working capital components included depreciation and amortization of approximately $1.7 million and a net increase in accounts receivable of approximately $2.8 million.

Cash Flows from Investing Activities

Net cash used in our investing activities was approximately $2.5 million. Additions to property, plant and equipment and construction in progress were approximately $2.9 million which was slightly offset by $341,655 in collections on loan receivable.

Cash Flows from Financing Activities

Our financing activities used approximately $1.7 million in net cash as we paid dividends of approximately $1.3 million and repaid a $392,000 note payable from Aerex’s prior sole stockholder.

Material Commitments, Expenditures and Contingencies

Renewal of Retail License

We sell water through our retail operations under a license issued in July 1990 by the Cayman Islands government that grants Cayman Water the exclusive right to provide potable water to customers within its licensed service area. As discussed below, this license was set to expire in July 2010 but has since been extended while negotiations for a new license take place. Pursuant to the license, Cayman Water has the exclusive right to produce potable water and distribute it by pipeline to its licensed service area, which consists of two of the three most populated areas of Grand Cayman, the Seven Mile Beach and West Bay areas. For the three months ended March 31, 2018 and 2017, we generated approximately 42% and 41%, respectively, of our consolidated revenues and 55% and 56%, respectively, of our consolidated gross profit from the retail water operations conducted pursuant to Cayman Water’s exclusive license.

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

In October 2016, the Government of the Cayman Islands passed legislation which created a new utilities regulation and competition office (“OfReg”). OfReg is an independent and accountable regulatory body with a view of protecting the rights of consumers, encouraging affordable utility services, and promoting competition. OfReg, which began operations in January 2017, has the ability to supervise, monitor and regulate multiple utility undertakings and markets. Supplemental legislation was passed by the Government of the Cayman Islands in April 2017, which transferred responsibility for economic regulation of the water utility sector and the retail license negotiations from the Water Authority – Cayman (“WAC”) to OfReg in May 2017. We began license negotiations with OfReg in July 2017 and such negotiations are continuing.

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

In August 2016 NSC and NuWater incorporated Newco under the name Aguas de Rosarito S.A.P.I. de C.V. (“AdR”), a special purpose company, to complete the Project and executed a shareholders agreement for AdR agreeing among other things that (i) AdR would purchase the land and other Project assets from NSC on the date that the Project begins commercial operation and (ii) AdR would enter into a Management and Technical Services Agreement with NSC effective on the first day that the Project begins commercial operation. As of December 31, 2017, NSC owned 99.6% of the equity of AdR.

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

In December 2016, the Congress of the State of Baja California, Mexico passed Decreto #57 which, among other things, ratified and authorized the payment obligations of the corresponding public entities under the APP Contract. During 2017, following consultations between representatives of the State of Baja California and the Ministry of Finance of the Federal Government of Mexico, it was determined that certain amendments to Decreto #57 were required in order to comply with recent changes to the Federal Financial Discipline Law for Federative Entities and Municipalities. In addition, it was necessary to amend Decreto #57 to authorize the inclusion of revenues from the CESPT in the primary payment trust for the Project. These amendments were included in Decreto # 168, which was approved by the Congress of the State of Baja, California in December 2017. Following its issuance, two actions were filed in Mexican Courts against Decreto #168. While neither NSC nor AdR have been named as a party in these actions, based upon publicly available information we believe (1) one of these actions consists of a challenge filed by certain members of the Congress of the State of Baja California alleging certain elements of Decreto #168 are contrary to the Mexican constitution; and (2) that the other action represents an amparo (i.e. a constitutional appeal) filed by certain members of indigenous groups that alleges Decreto #168 violates certain of the human rights and individual guarantees they are afforded under the Mexican constitution. With respect to the action mentioned in (1), we cannot presently determine what impact, if any, it will have upon the Project. With respect to the action mentioned in number (2), according to publicly available information, we understand that on March 27, 2018, a resolution dismissing such proceeding was issued (and subsequently published in the official lists of the corresponding court on April 16, 2018), as the claimants were not able to evidence their legal interest. On May 3, 2018, the court deciding on such action determined this resolution to be final, as the claimants did not file a remedy against it.

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

In February 2018, AdR executed a subscription agreement (the “Agreement”) for the equity funding required for the Project. The Agreement calls for NSC to retain a minimum of 25% of the equity in AdR. One or more affiliates of Greenfield SPV VII, S.A.P.I. de C.V. (“Greenfield”), a Mexico company managed by an affiliate of a leading U.S. asset manager, will acquire a minimum of 55% of the equity of AdR. The Agreement also provides Suez Medio Ambiente México, S.A. de C.V., (“Suez”) a subsidiary of SUEZ International, S.A.S., with the option to purchase 20% of the equity of AdR. If Suez does not exercise this option, NSC will retain 35% of the equity of AdR and Greenfield will acquire 65% of the equity of AdR. The Agreement will become effective when the additional conditions related to the Project are met, including but not limited to those conditions discussed previously. The aggregate funding to be provided by AdR’s shareholders for the Project, in the form of equity and subordinated shareholder loans, is presently estimated at approximately 20% of the total cost of Phase 1 of the Project.

NSC expects to generate a portion of its funding for AdR through the sale to AdR of the land it has purchased for the Project. Under the terms of the Agreement, Suez will design and construct the Project, while a joint venture company between NSC and Suez will operate the Project.

In February 2018, our subsidiary, Consolidated Water U.S. Holdings, acquired the remaining 0.4% of AdR’s equity ownership previously held by NuWater.

If AdR is ultimately unable to proceed with the Project, the land NSC has purchased and the right of way deposits may lose their strategic importance derived from their association with the Project and consequently may decline in value. If AdR does not proceed with the Project, NSC may ultimately be unable to sell this land or recoup its right of way deposits for amounts at least equal to their current carrying values of approximately $20.6 million and $1.3 million, respectively. Any loss on the sale of the land, or impairment losses NSC may be required to record as a result of a decrease in the (i) fair value of the land; or (ii) value of the rights of way arising from the inability to complete the Project could have a material adverse impact on our results of operations.

Included in our results of operations are general and administrative expenses from NSC and AdR, consisting of organizational, legal, accounting, engineering, consulting and other costs relating to Project development activities. Such expenses amounted to approximately $648,000 and $720,000 for the three months ended March 31, 2018 and 2017, respectively. The assets and liabilities of NSC and AdR included in our consolidated balance sheets amounted to approximately $23.7 million and $305,000, respectively, as of March 31, 2018 and approximately $23.1 million and $173,000 respectively, as of December 31, 2017.

Project Litigation Initiated by EWG

Tecate Claim:

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

In October 2015, we learned that EWG filed a lawsuit against the individual shareholder, NSC, NSA, CW-Cooperatief, other third parties, and the Public Registry of Commerce of Tijuana, Baja California in the Civil Court located in Tecate, Baja California, Mexico. In this lawsuit, EWG challenged, among other things, the capital investment transactions that increased our ownership interest in NSC to 99.99%. EWG requested that the court, as a preliminary matter: (a) suspend the effectiveness of the challenged transactions; (b) order public officials in Mexico to record the pendency of the lawsuit in the public records; and (c) appoint an inspector for NSA and NSC to oversee its commercial activities. The court granted, ex-parte, the preliminary relief sought by EWG, which resulted in the placement of inscriptions for the lawsuit on NSC’s public records.

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

Tijuana Claim – Amparo:

In addition to the Tecate Claim, we understand from publicly available information that during 2018, EWG initiated an ordinary mercantile claim against the individual shareholder named in the Tecate Claim, NSC and CW-Cooperatief, (with AdR being named as a third party to be called to trial) before the Tenth Civil Judge in Tijuana, Baja California for Mercantile Matters (the “Tenth Civil Judge”).

Neither NSC nor CW-Cooperatief have been officially served with such claim, nor has AdR been notified that it has to appear for such trial. However, we understand from available information that this claim is similar to the Tecate Claim in the petitions sought by EWG. In this claim, EWG challenged, among other things, the transactions contemplated under the Option Agreement, and therefore, the capital investment transactions that increased the ownership interest of CW-Cooperatief in NSC to 99.99%, as a consequence of the Option Agreement. EWG requested that the court, as a preliminary matter: (a) suspend the effectiveness of the challenged transactions; (b) order public officials in Mexico to record the pendency of the lawsuit in the public records (including a special request to register a lien over the real estate owned by NSC); (c) appoint an inspector for NSC to oversee its commercial activities; and (d) order public officials in Mexico and credit institutions abroad to refrain from authorizing or executing any legal act related with the activities of the plaintiff, the co-defendants and the third party called to trial to avoid damages to third parties, including those with whom negotiations or any form of commercial or administrative activities, or activities of any other nature related with the “Rosarito” water desalination project, are being carried out. We understand that the Tenth Civil Judge granted, ex-parte, the preliminary relief sought by EWG, which resulted in the issuance of official writs to several governmental /public entities involved with the Project. AdR and NSC are in the process of preparing legal responses to this claim under the belief they will be officially served in the near future.

On April 25, 2018, AdR filed an amparo (i.e. a constitutional appeal) against the official writs issued by the Tenth Civil Judge to two governmental entities. On May 2, the Third District Court in Amparo and Federal Trials in the State of Baja California granted a provisional suspension, whereby the effects and consequences of the claimed official writs were temporarily suspended. On May 4, 2018, the amparo claim was amended to also request protection against additional official writs issued by the Tenth Civil Judge to two other governmental entities and one banking institution. AdR is awaiting the incidental hearing on this amparo amendment.

We cannot presently determine what impact the resolution of this litigation may have on the Project.

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

The effective dates of ASU 2016-08, ASU 2016-10, ASU 2016-11, ASU 2016-12 and ASU 2016-20 are the same as ASU 2015-14 discussed above. On January 1, 2018, we adopted Topic 606 using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. There was no impact to opening retained earnings as of January 1, 2018 as a result of the adoption of this standard.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which provides guidance for the recognition, measurement, presentation and disclosure of financial assets and financial liabilities. In February 2018, the FASB issued ASU 2018-03, Technical Corrections and Improvements to Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, that clarifies the guidance in ASU No. 2016-01 on equity securities and certain fair value option liabilities among other things. ASU 2016-01 and ASU 2018-03 are effective for fiscal years, and for interim periods within those years, beginning after December 15, 2017 and, for most provisions, is effective using the cumulative-effect transition approach. Early application is permitted for certain provisions. The adoption of ASU 2016-01 and ASU 2018-03 did not have a material impact on our financial position, results of operations or cash flows.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which clarifies how certain cash receipts and payments are presented in the statement of cash flows. ASU 2016-15 is effective for annual periods beginning after December 15, 2017 and early adoption is permitted. The adoption of ASU 2016-15 did not have a material impact on our financial position, results of operations or cash flows for the three months ended March 31, 2018. For the three months ended March 31, 2017, the adoption resulted in a reclass of approximately $1.1 million from investing activities to operating activities in the condensed consolidated statement of cash flows related to the distribution of earnings from OC-BVI.

Effect of newly issued but not yet effective accounting standards:

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

Dividends

•	On January 31, 2018, we paid a dividend of $0.085 to shareholders of record on January 3, 2018.
•	On February 6, 2018, our Board declared a dividend of $0.085 payable on April 30, 2018 to shareholders of record on April 2, 2018.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our exposure to market risk from December 31, 2017 to the end of the period covered by this report.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

CW-Bali

In October 2017, CW-Bali’s sole remaining customer filed a lawsuit in the district court of Denpasar, Bali, Indonesia against CW-Bali, CW-Bali’s President and our Chief Financial Officer in his capacity as the President of CW-Bali’s Board of Commissioners (i.e. Directors) seeking compensatory damages of 57.1 billion rupiahs and punitive damages of 26 billion rupiahs as a result of the anticipated breach of this customer’s water supply agreement that will arise from CW-Bali’s planned cessation of operations. Such damages were equivalent to approximately $4.1 million and $1.9 million, respectively, based upon the exchange rate between the dollar and the rupiah as of March 31, 2018. In April 2018, the Densapar court ruled that it had no authority to adjudicate the case due to a clause in the water supply agreement that requires all disputes to be handled through arbitration in Singapore. However, the customer immediately filed an appeal with respect to the Denpasar court ruling. We cannot presently determine the outcome of the appeal or what effect the resolution of this matter will have on our consolidated financial statements.

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

NSC and AdR Project Development

Project Litigation Initiated by EWG

Tecate Claim:

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

In October 2015, the Company learned that EWG filed a lawsuit against the individual shareholder, NSC, NSA, CW-Cooperatief, other third parties, and the Public Registry of Commerce of Tijuana, Baja California in the Civil Court located in Tecate, Baja California, Mexico. In this lawsuit, EWG challenged, among other things, the capital investment transactions that increased the Company’s ownership interest in NSC to 99.99%. EWG requested that the court, as a preliminary matter: (a) suspend the effectiveness of the challenged transactions; (b) order public officials in Mexico to record the pendency of the lawsuit in the public records; and (c) appoint an inspector for NSA and NSC to oversee its commercial activities. The court granted, ex-parte, the preliminary relief sought by EWG, which resulted in the placement of inscriptions for the lawsuit on NSC’s public records.

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

Tijuana Claim – Amparo:

In addition to the Tecate Claim, the Company understands from publicly available information that during 2018, EWG initiated an ordinary mercantile claim against the individual shareholder named in the Tecate Claim, NSC and CW-Cooperatief, (with AdR being named as a third party to be called to trial) before the Tenth Civil Judge in Tijuana, Baja California for Mercantile Matters (the “Tenth Civil Judge”).

Neither NSC nor CW-Cooperatief have been officially served with such claim, nor has AdR been notified that it has to appear for such trial. However, the Company understands that this claim is similar to the Tecate Claim in the petitions sought by EWG. In this claim, EWG challenged, among other things, the transactions contemplated under the Option Agreement, and therefore, the capital investment transactions that increased the ownership interest of CW-Cooperatief in NSC to 99.99%, as a consequence of the Option Agreement. EWG requested that the court, as a preliminary matter: (a) suspend the effectiveness of the challenged transactions; (b) order public officials in Mexico to record the pendency of the lawsuit in the public records (including a special request to register a lien over the real estate owned by NSC); (c) appoint an inspector for NSC to oversee its commercial activities; and (d) order public officials in Mexico and credit institutions abroad to refrain from authorizing or executing any legal act related with the activities of the plaintiff, the co-defendants and the third party called to trial to avoid damages to third parties, including those with whom negotiations or any form of commercial or administrative activities, or activities of any other nature related with the “Rosarito” water desalination project, are being carried out. We understand that the Tenth Civil Judge granted, ex-parte, the preliminary relief sought by EWG, which resulted in the issuance of official writs to several governmental/public entities involved with the Project. AdR and NSC are in the process of preparing legal responses to this claim under the belief they will be officially served in the near future.

On April 25, 2018, AdR filed an amparo (i.e. a constitutional appeal) against the official writs issued by the Tenth Civil Judge to two governmental entities. On May 2, the Third District Court in Amparo and Federal Trials in the State of Baja California granted a provisional suspension, whereby the effects and consequences of the claimed official writs were temporarily suspended. On May 4, 2018, the amparo claim was amended to also request protection against additional official writs issued by the Tenth Civil Judge to two other governmental entities and one banking institution. AdR is awaiting the incidental hearing on this amparo amendment.

We cannot presently determine what impact the resolution of this litigation may have on the Project.

ITEM 1A. RISK FACTORS

Our business faces significant risks. These risks include those disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 as supplemented by the additional risk factors included below. If any of the events or circumstances described in the referenced risks actually occurs, our business, financial condition or results of operations could be materially adversely affected and such events or circumstances could cause our actual results to differ materially from the results contemplated by the forward-looking statements contained in this report. These risks should be read in conjunction with the other information set forth in this Quarterly Report as well as in our Annual Report on Form 10-K for the year ended December 31, 2017 and in our other periodic reports on Form 10-Q and Form 8-K.

Our exclusive license to provide water to retail customers in the Cayman Islands may not be renewed in the future.

In the Cayman Islands, we provide water to retail customers under a license issued in July 1990 by the Cayman Islands government that grants our subsidiary, Cayman Water, the exclusive right to provide water to retail customers within our licensed service area. Pursuant to the license, we have the exclusive right to produce potable water and distribute it by pipeline to our licensed service area, which consists of two of the three most populated areas of Grand Cayman, the Seven Mile Beach and West Bay areas. For the three months ended March 31, 2018 and 2017, we generated approximately 42% and 41%, respectively, of our consolidated revenues and 55% and 56%, respectively, of our consolidated gross profit from the retail water operations conducted pursuant to Cayman Water’s exclusive license.

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

In October 2016, the Government of the Cayman Islands passed legislation which created a new utilities regulation and competition office (“OfReg”). OfReg is an independent and accountable regulatory body with a view of protecting the rights of consumers, encouraging affordable utility services, and promoting competition. OfReg, which began operations in January 2017, has the ability to supervise, monitor and regulate multiple utility undertakings and markets. Supplemental legislation was passed by the Government of the Cayman Islands which transferred responsibility for economic regulation of the water utility sector and the retail license negotiations from the Water Authority - Cayman (“WAC”) to OfReg in May 2017. We began license negotiations with OfReg for a new retail license in July 2017 and such negotiations continue.

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

We generated total revenues of approximately $1.8 million and $7.2 million from these three plants during the three months ended March 31, 2018 and the year ended December 31, 2017, respectively.

If we do not obtain new bulk water supply agreements for these three plants, or if such new agreements are obtained on terms less favorable to us than our existing agreements, our results of operations and cash flows will be adversely affected.

We have paid $22.0 million for land, rights of way and equipment and incurred development expenses of approximately $24.3 million to date for a possible project in Mexico. We expect to expend significant additional funds in 2018 to continue to pursue this project. However, we may not be successful in completing this project.

We own 99.99% of N.S.C. Agua, S.A. de C.V. (“NSC”), a development stage Mexico company formed to pursue a project encompassing the construction, operation and minority ownership of a 100 million gallon per day seawater reverse osmosis desalination plant to be located in northern Baja California, Mexico and an accompanying pipeline to deliver water to the Mexican potable water system (the “Project”). As of March 31, 2018, our consolidated balance sheet includes purchases for the Project of approximately $22.0 million for land, rights of way and equipment. The Project development activities we have conducted, which include conducting an equipment piloting plant and water data collection program at the proposed feed water source, completing various engineering studies and obtaining various governmental permits, have resulted in additional developmental expenses totaling $24.3 million from 2010 through March 31, 2018.

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

On August 17, 2016, NSC and NuWater incorporated Newco under the name Aguas de Rosarito S.A.P.I. de C.V. (“AdR”), a special purpose company, to complete the Project and executed a shareholders agreement agreeing among other things that: (i) AdR would purchase the land and other Project assets from NSC on the date that the Project begins commercial operation and (ii) AdR would enter into a Management and Technical Services Agreement with NSC effective on the first day that the Project begins commercial operation. As of December 31, 2017, NSC owned 99.6% of the equity of AdR.

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

In February 2018, AdR executed a subscription agreement (the “Agreement”) for the equity funding required for the Project. The Agreement calls for NSC to retain a minimum of 25% of the equity in AdR. One or more affiliates of Greenfield SPV VII, S.A.P.I. de C.V. (“Greenfield”), a Mexico company managed by an affiliate of a leading U.S. asset manager, will acquire a minimum of 55% of the equity of AdR. The Agreement also provides Suez Medio Ambiente México, S.A. de C.V., (“Suez”), a subsidiary of SUEZ International, S.A.S., with the option to purchase 20% of the equity of AdR. If Suez does not exercise this option, NSC will retain 35% of the equity of AdR and Greenfield will acquire 65% of the equity of AdR. The Agreement will become effective when the additional conditions related to the Project are met, including but not limited to those conditions discussed previously with respect to this risk factor. The aggregate investment to be made by the equity partners in the Project, in the form of equity and subordinated shareholder loans, is presently estimated at approximately 20% of the total cost of Phase 1 of the Project.

If AdR is ultimately unable to proceed with the Project, the land NSC has purchased and the right of way deposits may lose their strategic importance derived from their association with the Project and consequently may decline in value. If AdR does not proceed with the Project, NSC may ultimately be unable to sell this land or recoup its right of way deposits for amounts at least equal to their current carrying values of approximately $20.6 million and $1.3 million, respectively. Any loss on the sale of the land, or impairment losses NSC may be required to record as a result of a decrease in the (i) fair value of the land; or (ii) value of the rights of way arising from the inability to complete the Project could have a material adverse impact on our results of operations.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities during the three months ended March 31, 2018.

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

Date: May 10, 2018

