Form 10-Q
period 2018-06-30
Consolidated Water Co. Ltd.
filed 2018-08-09
CIK 928340

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes       ☒     No       ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes         ☒     No         ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of August 3, 2018, 14,963,953 shares of the registrant’s common stock, with US$0.60 par value, were outstanding.

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED WATER CO. LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2018	2017
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$34,092,347	$47,182,966
Accounts receivable, net	22,161,267	15,047,846
Inventory	2,703,806	1,744,445
Prepaid expenses and other current assets	1,880,849	1,077,257
Current portion of loans receivable	1,446,540	1,400,448
Costs and estimated earnings in excess of billings	844,693	238,435
Total current assets	63,129,502	66,691,397
Property, plant and equipment, net	48,476,540	50,525,064
Construction in progress	11,397,699	1,823,284
Inventory, non-current	4,706,727	4,758,973
Loans receivable	-	734,980
Investment in OC-BVI	2,501,008	2,783,882
Goodwill	8,384,248	8,384,248
Land held for development	20,642,660	20,558,424
Intangible assets, net	3,062,337	3,765,434
Other assets	5,000,103	5,455,209
Total assets	$167,300,824	$165,480,895

LIABILITIES AND EQUITY
Current liabilities
Accounts payable and other current liabilities	$5,841,427	$5,662,448
Dividends payable	1,285,270	1,281,612
Note payable to related party	294,000	686,000
Billings in excess of costs and estimated earnings	1,971	1,258
Total current liabilities	7,422,668	7,631,318
Deferred tax liability	832,917	1,024,893
Other liabilities	778,307	803,307
Total liabilities	9,033,892	9,459,518
Commitments and contingencies
Equity
Consolidated Water Co. Ltd. stockholders' equity
Redeemable preferred stock, $0.60 par value. Authorized 200,000 shares; issued and outstanding 41,033 and 33,488 shares, respectively	24,620	20,093
Class A common stock, $0.60 par value. Authorized 24,655,000 shares; issued and outstanding 14,959,309 and 14,918,869 shares, respectively	8,975,585	8,951,321
Class B common stock, $0.60 par value. Authorized 145,000 shares; none issued	-	-
Additional paid-in capital	86,717,545	86,405,387
Retained earnings	54,835,603	53,105,196
Cumulative translation adjustment	(549,555)	(549,555)
Total Consolidated Water Co. Ltd. stockholders' equity	150,003,798	147,932,442
Non-controlling interests	8,263,134	8,088,935
Total equity	158,266,932	156,021,377
Total liabilities and equity	$167,300,824	$165,480,895

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONSOLIDATED WATER CO. LTD.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Retail revenues	$6,268,023	$6,064,016	$12,699,371	$12,540,620
Bulk revenues	8,488,850	8,043,921	16,717,365	15,734,323
Services revenues	122,912	119,204	246,676	249,456
Manufacturing revenues	992,430	1,056,047	1,545,198	2,435,895
Total revenues	15,872,215	15,283,188	31,208,610	30,960,294

Cost of retail revenues	2,722,650	2,722,890	5,484,204	5,407,176
Cost of bulk revenues	5,793,704	5,152,212	11,190,295	10,168,001
Cost of services revenues	104,069	103,753	238,940	205,919
Cost of manufacturing revenues	655,679	847,760	1,094,540	1,889,057
Total cost of revenues	9,276,102	8,826,615	18,007,979	17,670,153
Gross profit	6,596,113	6,456,573	13,200,631	13,290,141
General and administrative expenses	4,554,754	5,001,669	9,322,198	9,798,861
Loss on asset dispositions and impairments, net	650	997,006	1,990	987,406
Income from operations	2,040,709	457,898	3,876,443	2,503,874

Other income (expense):
Interest income	170,102	108,881	331,223	231,072
Interest expense	(2,876)	(7,939)	(4,630)	(10,162)
Profit sharing income from OC-BVI	56,700	-	85,050	10,125
Equity in the earnings (losses) of OC-BVI	157,483	(37,824)	238,076	(10,958)
Net unrealized gain (loss) on put/call options	84,000	(13,000)	(122,000)	152,000
Other	(158,111)	(31,829)	(75,511)	39,991
Other income, net	307,298	18,289	452,208	412,068
Income before income taxes	2,348,007	476,187	4,328,651	2,915,942
Benefit from income taxes	(48,878)	(136,448)	(126,266)	(276,145)
Net income	2,396,885	612,635	4,454,917	3,192,087
Income (loss) attributable to non-controlling interests	208,692	(11,913)	174,199	(63,689)
Net income attributable to Consolidated Water Co. Ltd. stockholders	$2,188,193	$624,548	$4,280,718	$3,255,776

Basic earnings per common share attributable to Consolidated Water Co. Ltd. common stockholders	$0.15	$0.04	$0.29	$0.22

Diluted earnings per common share attributable to Consolidated Water Co. Ltd. common stockholders	$0.14	$0.04	$0.28	$0.22

Dividends declared per common share	$0.085	$0.075	$0.17	$0.15

Weighted average number of common shares used in the determination of:
Basic earnings per share	14,959,309	14,889,816	14,959,284	14,880,889
Diluted earnings per share	15,117,726	15,055,554	15,116,712	15,045,204

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONSOLIDATED WATER CO. LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2018	2017
Net cash provided by (used in) operating activities	$(2,105,154)	$10,638,537

Cash flows from investing activities
Additions to property, plant and equipment and construction in progress	(8,727,473)	(2,551,511)
Proceeds from sale of equipment	11,190	18,027
Collections on loans receivable	688,888	966,651
Payment for land held for development	(25,152)	-
Net cash used in investing activities	(8,052,547)	(1,566,833)

Cash flows from financing activities
Dividends paid to common shareholders	(2,543,807)	(2,231,021)
Dividends paid to preferred shareholders	(2,846)	(5,284)
Issuance of redeemable preferred stock	5,735	6,588
Repayment of note payable to related party	(392,000)	(490,000)
Issuance of note payable to related party	-	392,000
Net cash used in financing activities	(2,932,918)	(2,327,717)
Net increase (decrease) in cash and cash equivalents	(13,090,619)	6,743,987
Cash and cash equivalents at beginning of period	47,182,966	39,254,116
Cash and cash equivalents at end of period	$34,092,347	$45,998,103

Interest paid in cash	$6,539	$7,074

Non-cash investing and financing activities
Issuance of 7,409 and 9,441, respectively, shares of redeemable preferred stock for services rendered	$96,317	$118,485
Issuance of 39,986 and 17,833, respectively, shares of common stock for services rendered	$441,161	$203,551
Conversion (on a one-to-one basis) of 454 and 368, respectively, shares of redeemable preferred stock to common stock	$272	$221
Dividends declared but not paid	$1,275,030	$1,120,122
Transfers from inventory to property, plant and equipment and construction in progress	$192,748	$147,886
Transfers from construction in progress to property, plant and equipment	$354,771	$289,915
Transfers from other assets to construction in progress	$1,253,299	$-
Obligation incurred for investment in land	$59,084	$-

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

2. Accounting policies

Basis of presentation: The accompanying condensed consolidated financial statements include the accounts of the Company’s (i) wholly-owned subsidiaries, Aquilex, Inc., Cayman Water Company Limited (“Cayman Water”), Consolidated Water (Belize) Limited (“CW-Belize”), Ocean Conversion (Cayman) Limited (“OC-Cayman”), DesalCo Limited (“DesalCo”), Consolidated Water Cooperatief, U.A. (“CW-Cooperatief”), Consolidated Water U.S. Holdings, Inc. (“CW-Holdings”) and Aguas de Rosarito S.A.P.I. de C.V. (“AdR”); and (ii) majority-owned subsidiaries Consolidated Water (Bahamas) Ltd. (“CW-Bahamas”), Aerex Industries, Inc. (“Aerex”), Consolidated Water (Asia) Pte. Limited, PT Consolidated Water Bali (“CW-Bali”), and N.S.C. Agua, S.A. de C.V. (“NSC”). The Company’s investment in its affiliate Ocean Conversion (BVI) Ltd. (“OC-BVI”) is accounted for using the equity method of accounting. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Foreign currency: The Company’s reporting currency is the United States dollar (“US$”). The functional currency of the Company and its foreign operating subsidiaries (other than NSC, AdR, CW-Cooperatief and CW-Bali) is the currency for each respective country. The functional currency for NSC, AdR, CW-Cooperatief and CW-Bali is the US$. NSC and AdR conduct business in US$ and Mexican pesos, CW-Cooperatief conducts business in US$ and euros, and CW-Bali conducts business in US$ and Indonesian rupiahs. The exchange rates for the Cayman Islands dollar, the Belize dollar and the Bahamian dollar are fixed to the US$. The exchange rates for conversion of Mexican pesos, euros and rupiahs into US$ vary based upon market conditions. Net foreign currency gains (losses) arising from transactions and re-measurements were ($145,297) and $104,804 for the three months ended June 30, 2018 and 2017, respectively, and ($41,742) and $169,951 for the six months ended June 30, 2018 and 2017, respectively, and are included in “Other income (expense) - Other” in the accompanying condensed consolidated statements of income.

Cash and cash equivalents: Cash and cash equivalents consist of demand deposits at banks and highly liquid deposits at banks with an original maturity of three months or less. Cash and cash equivalents as of June 30, 2018 and December 31, 2017 include $13.6 million and $15.9 million, respectively, of certificates of deposit with an original maturity of three months or less.

Transfers from the Company’s Bahamas and Belize bank accounts to Company bank accounts in other countries require the approval of the Central Bank of the Bahamas and Belize, respectively. As of June 30, 2018, the equivalent United States dollar cash balances for deposits held in the Bahamas and Belize were approximately $6.3 million and $5.8 million, respectively.

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

The following table presents the Company’s revenues disaggregated by revenue source (unaudited).

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Retail revenues	$6,268,023	$6,064,016	$12,699,371	$12,540,620
Bulk revenues	8,488,850	8,043,921	16,717,365	15,734,323
Services revenues	122,912	119,204	246,676	249,456
Manufacturing revenues	992,430	1,056,047	1,545,198	2,435,895
Total revenues	$15,872,215	$15,283,188	$31,208,610	$30,960,294

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

OC-Cayman provides bulk water to the Water Authority-Cayman (“WAC”), a government-owned utility and regulatory agency, under various agreements. The WAC in turn distributes such water to properties in Grand Cayman outside of Cayman Water’s retail license area.

In Belize, CW-Belize is the exclusive provider of water in Ambergris Caye to Belize Water Services Ltd. (“BWSL”), a government-controlled entity which distributes the water through its own pipeline system to residential, commercial and tourist properties. BWSL distributes the Company’s water primarily to residential properties, small hotels, and businesses that serve the tourist market.

The Company sells bulk water in the Bahamas through its majority-owned subsidiary CW-Bahamas to the Water and Sewerage Corporation of the Bahamas (“WSC”), which distributes such water through its own pipeline system to residential, commercial and tourist properties on the Island of New Providence. The Company also sells water to a private resort on Bimini.

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

	Three Months Ended June 30, 2018
	Retail	Bulk	Services	Manufacturing	Total
Revenues	$6,268,023	$8,488,850	$122,912	$992,430	$15,872,215
Cost of revenues	2,722,650	5,793,704	104,069	655,679	9,276,102
Gross profit	3,545,373	2,695,146	18,843	336,751	6,596,113
General and administrative expenses	2,930,268	349,897	665,738	608,851	4,554,754
Loss on asset dispositions and impairments, net	650	-	-	-	650
Income (loss) from operations	$614,455	$2,345,249	$(646,895)	$(272,100)	2,040,709
Other income, net					307,298
Income before income taxes					2,348,007
Benefit from income taxes					(48,878)
Net income					2,396,885
Income attributable to non-controlling interests					208,692
Net income attributable to Consolidated Water Co. Ltd. stockholders					$2,188,193

Depreciation and amortization expenses for the three months ended June 30, 2018 for the retail, bulk, services and manufacturing segments were $504,616, $808,964, $7,639 and $399,426, respectively.

	Three Months Ended June 30, 2017
	Retail	Bulk	Services	Manufacturing	Total
Revenues	$6,064,016	$8,043,921	$119,204	$1,056,047	$15,283,188
Cost of revenues	2,722,890	5,152,212	103,753	847,760	8,826,615
Gross profit	3,341,126	2,891,709	15,451	208,287	6,456,573
General and administrative expenses	3,205,400	323,655	891,714	580,900	5,001,669
Loss on asset dispositions and impairments, net	997,006	-	-	-	997,006
Income (loss) from operations	$(861,280)	$2,568,054	$(876,263)	$(372,613)	457,898
Other income, net					18,289
Income before income taxes					476,187
Benefit from income taxes					(136,448)
Net income					612,635
Loss attributable to non-controlling interests					(11,913)
Net income attributable to Consolidated Water Co. Ltd. stockholders					$624,548

Depreciation and amortization expenses for the three months ended June 30, 2017 for the retail, bulk, services and manufacturing segments were $512,478, $827,037, $7,638 and $399,456, respectively.

	Six Months Ended June 30, 2018
	Retail	Bulk	Services	Manufacturing	Total
Revenues	$12,699,371	$16,717,365	$246,676	$1,545,198	$31,208,610
Cost of revenues	5,484,204	11,190,295	238,940	1,094,540	18,007,979
Gross profit	7,215,167	5,527,070	7,736	450,658	13,200,631
General and administrative expenses	6,075,751	691,864	1,316,374	1,238,209	9,322,198
Loss on asset dispositions and impairments, net	1,990	-	-	-	1,990
Income (loss) from operations	$1,137,426	$4,835,206	$(1,308,638)	$(787,551)	3,876,443
Other income, net					452,208
Income before income taxes					4,328,651
Benefit from income taxes					(126,266)
Net income					4,454,917
Income attributable to non-controlling interests					174,199
Net income attributable to Consolidated Water Co. Ltd. stockholders					$4,280,718

Depreciation and amortization expenses for the six months ended June 30, 2018 for the retail, bulk, services and manufacturing segments were $1,007,629, $1,618,112, $15,277, and $798,720 respectively.

	Six Months Ended June 30, 2017
	Retail	Bulk	Services	Manufacturing	Total
Revenues	$12,540,620	$15,734,323	$249,456	$2,435,895	$30,960,294
Cost of revenues	5,407,176	10,168,001	205,919	1,889,057	17,670,153
Gross profit	7,133,444	5,566,322	43,537	546,838	13,290,141
General and administrative expenses	6,218,260	624,731	1,635,120	1,320,750	9,798,861
Loss on asset dispositions and impairments, net	987,406	-	-	-	987,406
Income (loss) from operations	$(72,222)	$4,941,591	$(1,591,583)	$(773,912)	2,503,874
Other income, net					412,068
Income before income taxes					2,915,942
Benefit from income taxes					(276,145)
Net income					3,192,087
Loss attributable to non-controlling interests					(63,689)
Net income attributable to Consolidated Water Co. Ltd. stockholders					$3,255,776

Depreciation and amortization expenses for the six months ended June 30, 2017 for the retail, bulk, services and manufacturing segments were $1,022,298, $1,653,816, $29,657 and $805,945 respectively.

	As of June 30, 2018
	Retail	Bulk	Services	Manufacturing	Total
Accounts receivable, net	$2,128,461	$18,504,599	$1,353,766	$174,441	$22,161,267
Property plant and equipment, net	$22,743,321	$23,925,932	$69,062	$1,738,225	$48,476,540
Construction in progress	$2,808,548	$8,585,860	$3,291	$-	$11,397,699
Intangible assets, net	$-	$500,670	$-	$2,561,667	$3,062,337
Goodwill	$1,170,511	$2,328,526	$-	$4,885,211	$8,384,248
Land held for development	$-	$-	$20,642,660	$-	$20,642,660
Total segment assets	$50,290,675	$79,219,905	$25,562,952	$12,227,292	$167,300,824

	As of December 31, 2017
	Retail	Bulk	Services	Manufacturing	Total

Accounts receivable, net	$2,406,595	$10,177,620	$1,155,318	$1,308,313	$15,047,846
Property, plant and equipment, net	$23,172,382	$25,420,819	$84,339	$1,847,524	$50,525,064
Construction in progress	$321,368	$1,498,625	$3,291	$-	$1,823,284
Intangible assets, net	$-	$533,767	$-	$3,231,667	$3,765,434
Goodwill	$1,170,511	$2,328,526	$-	$4,885,211	$8,384,248
Land held for development	$-	$-	$20,558,424	$-	$20,558,424
Total segment assets	$52,095,524	$75,785,323	$24,488,173	$13,111,875	$165,480,895

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

The following summarizes information related to the computation of basic and diluted EPS:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income attributable to Consolidated Water Co. Ltd. stockholders	$2,188,193	$624,548	$4,280,718	$3,255,776
Less: preferred stock dividends	(3,488)	(3,382)	(6,296)	(6,023)
Net income available to common shares in the determination of basic earnings per common share	$2,184,705	$621,166	$4,274,422	$3,249,753

Weighted average number of common shares in the determination of basic earnings per common share attributable to Consolidated Water Co. Ltd. common stockholders	14,959,309	14,889,816	14,959,284	14,880,889
Plus:
Weighted average number of preferred shares outstanding during the period	34,442	36,684	33,767	35,958
Potential dilutive effect of unexercised options and unvested stock grants	123,975	129,054	123,661	128,357
Weighted average number of shares used for determining diluted earnings per common share attributable to Consolidated Water Co. Ltd. common stockholders	15,117,726	15,055,554	15,116,712	15,045,204

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

The Company’s equity investment in OC-BVI amounted to $2,501,008 and $2,783,882 as of June 30, 2018 and December 31, 2017, respectively.

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

A reconciliation of the beginning and ending balances for the Company’s investment in OC-BVI for the six months ended June 30, 2018 is as follows:

Balance as of December 31, 2017	$2,783,882
Profit sharing and equity from earnings of OC-BVI	323,126
Distributions received from OC-BVI	(606,000)
Balance as of June 30, 2018	$2,501,008

The Company recognized $157,483 and ($37,824) in earnings (losses) from its equity investment in OC-BVI for the three months ended June 30, 2018 and 2017, respectively, and $238,076 and ($10,958) for the six months ended June 30, 2018 and 2017, respectively. The Company recognized $56,700 and $0 in profit sharing income from its profit sharing agreement with OC-BVI for the three months ended June 30, 2018 and 2017, respectively, and $85,050 and $10,125 for the six months ended June 30, 2018 and 2017, respectively.

For the three months ended June 30, 2018 and 2017, the Company recognized $122,912 and $119,204, respectively, in revenues from its management services agreement with OC-BVI. For the six months ended June 30, 2018 and 2017, the Company recognized $246,676 and $249,456, respectively, in revenues from its management services agreement with OC-BVI. Amounts payable by OC-BVI to the Company were $59,253 and $123,807 as of June 30, 2018 and December 31, 2017, respectively. The Company's deferred revenues from OC-BVI, included in other current liabilities in the accompanying condensed consolidated balance sheets, were $170,062 and $181,328 as of June 30, 2018 and December 31, 2017, respectively.

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

The Court ruled on this litigation in 2009, awarding ownership of the Baughers Bay plant to the BVI government without compensation to OC-BVI. Both OC-BVI and the BVI government subsequently filed appeals with the Eastern Caribbean Court of Appeals (the “Appellate Court”) asking the Appellate Court to review certain rulings by the Court with respect to this litigation.

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

OC-BVI and the BVI government engaged a mutually approved valuation expert to complete a valuation of the Baughers Bay plant at the date it was transferred to the BVI government in accordance with the Appellate Court ruling. In June 2016, OC-BVI received the final valuation report from this valuation expert, which set forth a value for the Baughers Bay plant of $13.0 million as of the date OC-BVI transferred possession of the plant to the BVI government. Applying the valuation determined by the valuation expert to the formula set forth by the Appellate Court in its ruling, OC-BVI would be entitled to $11.58 million from the BVI government for the Baughers Bay plant. The BVI government has disagreed with the valuation methodology used by the valuation expert and the resulting valuation for the Baughers Bay plant. Through its legal counsel, OC-BVI has held, and continues to hold, discussions with the BVI government in an attempt to settle this matter, but to date, no resolution has been reached. OC-BVI cannot presently determine if the Appellate Court will uphold the Baughers Bay plant valuation or when, or to what extent, any amount for the value of the Baughers Bay plant will be paid by the BVI government to OC-BVI. Consequently, any amount due for the Baughers Bay plant valuation will not be included in OC-BVI’s results of operations until such amount, if any, is paid by the BVI government.

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

Through a series of transactions completed in 2012-2014, NSC purchased 20.1 hectares of land for approximately $20.6 million on which the proposed Project’s plant would be constructed.

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

In August 2014, the State enacted new legislation to regulate Public-Private Association projects which involve the type of long-term contract between a public-sector authority and a private party that NSC is seeking to complete the Project. Pursuant to this new legislation, in January 2015, NSC submitted an expression of interest for its project to the Secretary of Infrastructure and Urban Development of the State of Baja California (“SIDUE”). SIDUE accepted NSC’s expression of interest and requested that NSC submit a detailed proposal for the Project that complies with the requirements of the new legislation. NSC submitted this detailed proposal (the “APP Proposal”) to SIDUE in late March 2015. The new legislation required that such proposal be evaluated by SIDUE and submitted to the Public-Private Association Projects State Committee (the “APP Committee”) for review and authorization. If the Project was authorized the State would be required to conduct a public tender for the Project.

In response to its APP Proposal, in September 2015 NSC received a letter dated June 30, 2015 from the Director General of the Comisión Estatal del Agua de Baja California (“CEA”), the State agency with responsibility for the Project, stating that (i) the Project is in the public interest with high social benefits and is consistent with the objectives of the State development plan; and (ii) that the Project should proceed, and the required public tender should be conducted. In November 2015, the State officially commenced the tender for the Project, the scope of which the State defined as a first phase to be operational in 2019 consisting of a 50 million gallon per day plant and a pipeline that connects to the Mexican potable water infrastructure and a second phase to be operational in 2024 consisting of an additional 50 million gallons per day of production capacity. A consortium comprised of NSC, NuWater S.A.P.I. de C.V. (“NuWater”) and Degremont S.A. de C.V. (the “Consortium”) submitted its tender for the Project in April 2016 and in June 2016, the State designated the Consortium as the winner of the tender process for the Project.

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

On August 22, 2016, the Public Private Partnership Agreement for public private partnership number 002/2015, bid number SIDUE-CEA-APP-2015-002 (“APP Contract”), was executed between AdR, CEA, the Government of Baja California represented by the Secretary of Planning and Finance and the Public Utilities Commission of Tijuana (“CESPT”). The APP Contract requires AdR to design, construct, finance and operate a seawater desalination plant (and accompanying aqueducts) with a capacity of up to 100 million gallons per day in two phases: the first with a capacity of 50 million gallons per day and an aqueduct to the Mexican potable water system in Tijuana, Baja California; and the second phase with a capacity of 50 million gallons per day and an aqueduct to a second delivery point in Tijuana. The first phase must be operational within 36 months of commencing construction and the second phase must be operational by the end of 2024. The APP Contract further requires AdR to operate and maintain the plant and aqueducts for a period of 37 years starting from the commencement of operation of the first phase. At the end of the operating period, the plant and aqueducts will be transferred to CEA.

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

In December 2016, the Congress of the State of Baja California, Mexico passed Decreto #57 which, among other things, ratified and authorized the payment obligations of the corresponding public entities under the APP Contract. During 2017, following consultations between representatives of the State of Baja California and the Ministry of Finance of the Federal Government of Mexico, it was determined that certain amendments to Decreto #57 were required in order to comply with recent changes to the Federal Financial Discipline Law for Federative Entities and Municipalities. In addition, it was necessary to amend Decreto #57 to authorize the inclusion of revenues from the CESPT in the primary payment trust for the Project. These amendments were included in Decreto #168, which was approved by the Congress of the State of Baja California in December 2017. Following its issuance, two actions were filed in Mexican Courts against Decreto #168. While neither NSC nor AdR have been named as a party in these actions, based upon publicly available information, the Company believes (1) one of these actions consists of a challenge filed by certain members of the Congress of the State of Baja California alleging certain elements of Decreto #168 are contrary to the Mexican constitution; and (2) that the other action represents an amparo (i.e. a constitutional appeal) filed by certain members of indigenous groups that alleges Decreto #168 violates certain of the human rights and individual guarantees they are afforded under the Mexican constitution. With respect to the action mentioned in (1), the Company cannot presently determine what impact, if any, it will have upon the Project. With respect to the action mentioned in number (2), according to publicly available information, the Company understands that on March 27, 2018, a resolution dismissing such proceeding was issued (and subsequently published in the official lists of the corresponding court on April 16, 2018), as the claimants were not able to evidence their legal interest. On May 3, 2018, the court deciding on such action determined this resolution to be final, as the claimants did not file a remedy against it.

Both the exchange rate for the Mexico peso relative to the dollar and general macroeconomic conditions in Mexico have varied since the execution of the APP Contract. These changes have adversely impacted the estimated construction, operating, and financing costs for the Project. The APP Contract and the APP Law allow for the parties to negotiate (but do not guarantee) modifications to the water tariff in the event of such significant macroeconomic condition changes. On February 10, 2017, AdR submitted proposals to the CEA requesting an increase to the water tariff to compensate for changes in foreign exchange rates, lending rates and certain changes in law which have impacted the Project. On June 1, 2018, AdR and the CEA executed an amendment to the APP Contract which, among other things, increases the scope of Phase 1 of the Project by including the aqueduct originally designated for Phase 2, and addresses AdR’s concerns regarding the impact on the Project of changes in the exchange rate for the peso relative to the dollar and changes in interest rates that have occurred subsequent to the submission of the Consortium’s bid for the Project. As a result of this amendment to the APP Contract, the cost of Phase 1 of the Project and the related water tariff to be charged by AdR have not yet been finalized, as such amounts will be based upon the bid submitted by the Consortium, the changes set forth in the amendment to the APP contract and the economic conditions (e.g. interest rates and currency exchange rates) in effect on the financial closing date for Phase 1.

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

In June 2018, AdR and Suez executed a contract whereby Suez will serve as the engineering, construction and procurement contractor for the Project with such contract becoming effective on the effective date of the APP Contract.

If AdR is ultimately unable to proceed with the Project, the land NSC has purchased and the right of way deposits may lose their strategic importance derived from their association with the Project and consequently may decline in value. If AdR does not proceed with the Project, NSC may ultimately be unable to sell this land or recoup their right of way deposits for amounts at least equal to their carrying values as of June 30, 2018 of approximately $20.6 million and $1.3 million, respectively. Any loss on the sale of the land, or impairment losses NSC may be required to record as a result of a decrease in the (i) fair value of the land; or (ii) value of the rights of way arising from the inability to complete the Project could have a material adverse impact on the Company’s results of operations.

Included in the Company’s results of operations are general and administrative expenses from NSC and AdR, consisting of organizational, legal, accounting, engineering, consulting and other costs relating to Project development activities. Such expenses amounted to approximately $664,000 and $885,000 for the three months ended June 30, 2018 and 2017, respectively, and $1,312,000 and $1,605,000 for the six months ended June 30, 2018 and 2017, respectively. The assets and liabilities of NSC and AdR included in the Company’s consolidated balance sheets amounted to approximately $24.4 million and $208,000, respectively, as of June 30, 2018 and approximately $22.3 million and $173,000 respectively, as of December 31, 2017.

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

Neither NSC nor CW-Cooperatief have been officially served with such claim, nor has AdR been notified that it has to appear for such trial. However, the Company understands that this claim is similar to the Tecate Claim in the petitions sought by EWG. In this claim, EWG challenged, among other things, the transactions contemplated under the Option Agreement, and therefore, the capital investment transactions that increased the ownership interest of CW-Cooperatief in NSC to 99.99%, as a consequence of the Option Agreement. EWG requested that the court, as a preliminary matter, to: (a) suspend the effectiveness of the challenged transactions; (b) order public officials in Mexico to record the pendency of the lawsuit in the public records (including a special request to register a lien over the real estate owned by NSC); (c) appoint an inspector for NSC to oversee its commercial activities; and (d) order public officials in Mexico and credit institutions abroad to refrain from authorizing or executing any legal act related with the activities of the plaintiff, the co-defendants and the third party called to trial to avoid damages to third parties, including those with whom negotiations or any form of commercial or administrative activities, or activities of any other nature related with the “Rosarito” water desalination project, are being conducted. The Company understands that the Tenth Civil Judge granted, ex-parte, the preliminary relief sought by EWG, which resulted in the issuance of official writs to several governmental/public entities involved with the Project. AdR and NSC are in the process of preparing legal responses to this claim under the belief they will be officially served in the near future.

In April 2018, AdR filed an amparo (i.e. a constitutional appeal) against the official writs issued by the Tenth Civil Judge to two governmental entities. In May 2018, the amparo claim was amended to also request protection against additional official writs issued by the Tenth Civil Judge to two other governmental entities and one banking institution. In May 2018, the Third District Court for Amparo and Federal Trials in the State of Baja California with residence in Tijuana granted a temporary suspension of the effects and consequences of the claimed official writs issued by the Tenth Civil Judge pending a further determination by the Third District Court.

The Company cannot presently determine what impact the resolution of this litigation may have on the Project.

7. Fair value measurements

As of June 30, 2018 and December 31, 2017, the carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and other current liabilities, the note payable to related party, the demand loan payable and dividends payable approximate their fair values due to the short-term maturities of these instruments. Management considers that the carrying amounts for loans receivable as of June 30, 2018 and December 31, 2017 approximate their fair value as the stated interest rates approximate market rates.

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

The following table presents the Company’s fair value hierarchy for assets and liabilities measured at fair value as of June 30, 2018 and December 31, 2017.

	June 30, 2018
	Level 1	Level 2	Level 3	Total
Assets:
Recurring
Net asset arising from put/call options	$-	$-	$158,000	$158,000

	December 31, 2017
	Level 1	Level 2	Level 3	Total
Assets:
Recurring
Net asset arising from put/call options	$-	$-	$280,000	$280,000

The activity for the Level 3 asset for the six months ended June 30, 2018:

Net asset arising from put/call options(1)
Balance as of December 31, 2017	$280,000
Unrealized loss	(122,000)
Balance as of June 30, 2018	$158,000

(1)	In connection with the Company’s acquisition of 51% of Aerex in February 2016, the Company acquired from Aerex’s former sole shareholder an option to compel such shareholder to sell, and granted to such shareholder an option to require the Company to purchase, the shareholder’s remaining 49% ownership interest in Aerex at a price based upon the fair market value of Aerex at the time of the exercise of the option. The options are exercisable on or after the third anniversary of the February 2016 acquisition date. The net asset arising from the put/call options is included in other assets in the accompanying condensed consolidated balance sheets as of June 30, 2018 and December 31, 2017.

8. Contingencies

CW-Bahamas

CW-Bahamas’ accounts receivable balances due from the WSC amounted to $16.6 million as of June 30, 2018 as compared to $9.1 million as of December 31, 2017. The increase in these accounts receivable has adversely impacted the liquidity of this subsidiary.

CW-Bahamas has also experienced similar delays in collecting its accounts receivable from the WSC in several prior years. During these times, the Company arranged meetings and held discussions with representatives of the WSC and the Bahamas government to formulate a payment schedule for WSC’s delinquent accounts receivable and such amounts were eventually paid in full. Based upon this payment history, CW-Bahamas has never been required to provide an allowance for doubtful accounts for any of its accounts receivable, despite the periodic accumulation of significant delinquent balances.

But despite its requests to date, during 2018 CW-Bahamas has not received any information as to why its accounts receivable have not been paid, nor has it received a proposed payment schedule for these receivables, from the WSC or the Bahamas government.

Although the $16.6 million accounts receivable balance due from the WSC as of June 30, 2018 is among the largest in CW-Bahamas’ history, given (i) the WSC’s and the Bahamas government’s prior payment history; and (ii) that the Company knows of no reason why such receivables should be in dispute, the Company believes that these accounts receivable from the WSC are fully collectible and have not recorded an allowance for doubtful accounts for any portion of these receivables.

Cayman Water

The Company sells water through its retail operations under a license issued in July 1990 by the Cayman Islands government that grants Cayman Water the exclusive right to provide potable water to customers within its licensed service area. As discussed below, this license was set to expire in July 2010 but has since been extended while negotiations for a new license take place. Pursuant to the license, Cayman Water has the exclusive right to produce potable water and distribute it by pipeline to its licensed service area, which consists of two of the three most populated areas of Grand Cayman, the Seven Mile Beach and West Bay areas. For the three months ended June 30, 2018 and 2017, the Company generated approximately 39% and 39%, respectively, of its consolidated revenues and 53% and 52%, respectively, of its consolidated gross profit from the retail water operations conducted pursuant to Cayman Water’s exclusive license. For the six months ended June 30, 2018 and 2017, the Company generated approximately 40% and 40%, respectively, of its consolidated revenues and 54% and 54%, respectively, of its consolidated gross profit from the retail water operations conducted pursuant to Cayman Water’s exclusive license.

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

The water OC-Cayman sells to the WAC is produced at three reverse osmosis seawater conversion plants in Grand Cayman owned by the WAC, but designed, built and operated by OC-Cayman: the North Sound, Red Gate and North Side Water Works plants. The current operating agreements for the North Sound, Red Gate and North Side Water Works plants expire in February 2019, February 2019, and June 2019, respectively. The WAC has initiated a public bidding process for a new agreement encompassing both the North Sound and Red Gate plants, and the Company has submitted a bid for this agreement.

The Company generated total revenues of approximately $3.7 million and $7.2 million from these three plants during the six months ended June 30, 2018 and the year ended December 31, 2017, respectively.

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

CW-Bali

In October 2017, CW-Bali’s sole remaining customer filed a lawsuit in the district court of Denpasar in Bali, Indonesia against CW-Bali, CW-Bali’s President, and the Company’s Chief Financial Officer in his capacity as the President of CW-Bali’s Board of Commissioners (i.e. Directors) seeking compensatory damages of 57.1 billion rupiahs and punitive damages of 26 billion rupiahs as a result of the anticipated breach of this customer’s water supply agreement that will arise from CW-Bali’s planned cessation of operations. Such damages were equivalent to approximately $4.0 million and $1.8 million, respectively, based upon the exchange rate between the dollar and rupiah as of June 30, 2018. In April 2018, the Densapar court ruled that it had no authority to adjudicate the case due to a clause in the water supply agreement that requires all disputes to be handled through arbitration in Singapore. However, the customer immediately filed an appeal with respect to the Denpasar court ruling. The Company cannot presently determine the outcome of the appeal or what effect the resolution of this matter will have on its consolidated financial statements.

9. Impact of recent accounting standards

Adoption of new accounting standards

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

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which clarifies how certain cash receipts and payments are presented in the statement of cash flows. ASU 2016-15 is effective for annual periods beginning after December 15, 2017 and early adoption is permitted. The adoption of ASU 2016-15 did not have a material impact on the Company’s financial position, results of operations or cash flows for the six months ended June 30, 2018. For the six months ended June 30, 2017, the adoption resulted in a reclass of approximately $1.1 million from investing activities to operating activities in the condensed consolidated statement of cash flows related to the distribution of earnings from OC-BVI.

Effect of newly issued but not yet effective accounting standards

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

10. Subsequent events

In February 2017, the Company and the former sole shareholder of Aerex loaned Aerex $408,000 and $392,000, respectively, in the form of notes payable which were scheduled to mature on September 30, 2017 and bore interest at 1% per annum. In October 2017, the Company and the former sole shareholder of Aerex extended the term of the notes payable issued in February 2017 for an additional six months to a new maturity date of March 31, 2018. Additionally, in October 2017 the Company and the former sole shareholder loaned Aerex an additional $306,000 and $294,000, respectively, in the form of notes payable that bore interest at 1% with a maturity date of March 31, 2018. In March 2018, the original notes payable of $408,000 and $392,000 were repaid and the maturity date of the remaining notes payable of $306,000 and $294,000 was extended to September 30, 2018. In July 2018, the balances of these remaining notes payable were increased to $1,122,000 and $1,078,000, respectively, and their maturities were extended to June 30, 2019.

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

The fair values we estimated for our retail and bulk units exceeded their carrying amounts by 121% and 59%, respectively, as of December 31, 2017. The carrying amount for our manufacturing unit exceeded its estimated fair value by 12% as of December 31, 2017, and as discussed in the paragraph that follows, we recorded an impairment loss to reduce the carrying value of the goodwill for this segment.

On February 11, 2016, we acquired a 51% ownership interest in Aerex. In connection with this acquisition, we recorded goodwill of $8,035,211. Aerex’s actual results of operations for the six months in 2016 following the acquisition fell significantly short of the projected results that were included in the overall cash flow projections we utilized to determine the purchase price for Aerex and the fair values of its assets and liabilities. Due to this shortfall in Aerex’s results of operations, we tested Aerex’s goodwill for possible impairment as of September 30, 2016 by estimating its fair value using the discounted cash flow method. As a result of this impairment testing, we determined that the carrying value of our Aerex goodwill exceeded its fair value and recorded an impairment loss of $1,750,000 for the three months ended September 30, 2016 to reduce the carrying value of this goodwill to $6,285,211. As part of our annual impairment testing of goodwill performed during the fourth quarter, in 2017 we updated our projections for Aerex’s future cash flows, determined that the carrying value of our Aerex goodwill exceeded its fair value, and recorded an impairment loss of $1,400,000 for the three months ended December 31, 2017 to further reduce the carrying value of this goodwill to $4,885,211. We may be required to record additional impairment losses to reduce the carrying value of our Aerex goodwill in future periods if we determine it likely that Aerex’s results of operations will fall short of our most recent projections of its future cash flows.

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

Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017

Consolidated Results

Net income attributable to Consolidated Water Co. Ltd. stockholders for 2018 was $2,188,193 ($0.14 per share on a fully-diluted basis), as compared to $624,548 ($0.04 per share on a fully-diluted basis) for 2017. Total revenues for 2018 increased to $15,872,215 from $15,283,188 in 2017 as a result of higher revenues for our bulk and retail segments. Gross profit for 2018 was $6,596,113 (42% of total revenues) as compared to $6,456,573 (42% of total revenues) for 2017. For further discussion of revenues and gross profit see the “Results by Segment” analysis that follows.

During 2017, we recorded an impairment loss for CW-Bali of $1.0 million as a result of the operating losses generated by this subsidiary and our projections of its future cash flows. CW-Bali did not have a material adverse impact on our 2018 results of operations.

General and administrative (“G&A”) expenses on a consolidated basis decreased to $4,554,754 for 2018 as compared to $5,001,669 for 2017, primarily due to decreases in employee costs and professional fees of approximately $111,000 and $158,000, respectively.

Other income, net for 2018 was $307,298, as compared to $18,289 for 2017. The increase in this net component of our results of operations reflects (i) an increase in the equity and profit sharing of $252,007 from our equity investment in OC-BVI; (ii) a net unrealized gain of approximately $84,000 recorded in 2018, as compared to a net unrealized loss of ($13,000) recorded in 2017, for the revaluation to fair value of the put/call options arising from the Aerex acquisition and (iii) foreign currency losses of approximately ($145,000) for 2018 as compared to foreign currency gains in 2017 of approximately $105,000 attributable primarily to our Mexican subsidiaries.

Results by Segment

Retail Segment:

The retail segment contributed $614,455 to our income from operations for 2018. The retail segment generated a net loss from operations of ($861,280) for 2017 as a result of the impairment loss recorded for CW-Bali.

Revenues generated by our retail water operations increased slightly to $6,268,023 in 2018 from $6,064,016 in 2017, as the volume of water sold increased by approximately 2% from 2017 to 2018.

Retail segment gross profit was $3,545,373 (57% of retail revenues) and $3,341,126 (55% of retail revenues) for 2018 and 2017, respectively. The slight increase in retail gross profit as a percentage of revenues from 2017 to 2018 is attributable to a decrease in maintenance costs from 2017 to 2018.

During 2017, we recorded an impairment loss for CW-Bali of $1.0 million as a result of the operating losses generated by this subsidiary and our projections of its future cash flows. CW-Bali did not have a material adverse impact on our 2018 results of operations.

Consistent with prior periods, we record all non-direct G&A expenses in our retail segment and do not allocate any of these non-direct costs to our other three business segments. Retail G&A expenses decreased to $2,930,268 for 2018 as compared to $3,205,400 for 2017, primarily due to decreases in employee costs and professional fees of approximately $146,000 and $47,000, respectively.

Bulk Segment:

The bulk segment contributed $2,345,249 and $2,568,054 to our income from operations for 2018 and 2017, respectively.

Bulk segment revenues were $8,488,850 and $8,043,921 for 2018 and 2017, respectively. The increase in bulk revenues from 2017 to 2018 is attributable primarily to CW-Bahamas and OC-Cayman, which generated approximately $387,000 in incremental revenues due to a significant increase in the prices of diesel fuel and electricity from 2017 to 2018, which increased the energy component of our bulk water rates in the Bahamas and Cayman Islands.

Gross profit for our bulk segment was $2,695,146 (32% of bulk revenues) and $2,891,709 (36% of bulk revenues) for 2018 and 2017, respectively. Gross profit as a percentage of revenues decreased in 2018 as compared to 2017 due to (i) higher energy prices, as energy expense for our bulk operations was approximately $401,000 more in 2018 than in 2017; and (ii) an increase in maintenance expenses for our Bahamas operations.

Bulk segment G&A expenses remained relatively consistent at $349,897 for 2018 as compared to $323,655 for 2017.

Services Segment:

The services segment incurred losses from operations of ($646,895) and ($876,263) for 2018 and 2017, respectively.

Services segment revenues remained relatively consistent at $122,912 and $119,204 for 2018 and 2017, respectively.

Gross profit for the services segment remained relatively consistent at $18,843 and $15,451 for 2018 and 2017, respectively.

G&A expenses for the services segment were $665,738 and $891,714 for 2018 and 2017, respectively. The decrease in G&A expenses for 2018 results from a decrease of approximately $220,000 in the project development expenses incurred by our Mexican subsidiaries.

Manufacturing Segment:

The manufacturing segment incurred losses from operations of ($272,100) and ($372,613) for 2018 and 2017, respectively.

Manufacturing revenues were $992,430 and $1,056,047 for 2018 and 2017, respectively. Manufacturing revenues decreased from 2017 to 2018 due to Aerex’s production in 2018 of various components to be used by its affiliates, CW-Bahamas (for the refurbishment of CW-Bahamas’ Windsor plant) and Cayman Water (for the expansion of its Abel Castillo Water Works plant). While the revenues Aerex generated from this work for its affiliates amounted to approximately $1,120,000, such intercompany revenues are eliminated in consolidation for financial reporting purposes.

Manufacturing segment gross profit was $336,751 (34% of manufacturing revenues) and $208,287 (20% of manufacturing revenues) for 2018 and 2017, respectively. Gross profit for 2018 increased as a percentage of revenues from 2017 due to a more profitable product mix.

G&A expenses for the manufacturing segment remained relatively consistent at $608,851 for 2018 as compared to $580,900 for 2017.

Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017

Consolidated Results

Net income attributable to Consolidated Water Co. Ltd. stockholders for 2018 was $4,280,718 ($0.28 per share on a fully-diluted basis), as compared to $3,255,776 ($0.22 per share on a fully-diluted basis) for 2017. Total revenues for 2018 increased to $31,208,610 from $30,960,294 in 2017 as a result of higher revenues for our bulk and retail segments. Gross profit for 2018 was $13,200,631 (42% of total revenues) as compared to $13,290,141 (43% of total revenues) for 2017. For further discussion of revenues and gross profit see the “Results by Segment” analysis that follows.

During 2017, we recorded an impairment loss for CW-Bali of $1.0 million as a result of the operating losses generated by this subsidiary and our projections of its future cash flows. CW-Bali did not have a material adverse impact on our 2018 results of operations.

General and administrative (“G&A”) expenses on a consolidated basis decreased to $9,322,198 for 2018 as compared to $9,798,861 for 2017, primarily due to a decrease in professional fees of approximately $223,000 and a decrease in product development expenses incurred by Aerex of approximately $178,000.

Other income, net for 2018 remained relatively consistent at $452,208 for 2018 as compared to $412,068 for 2017, as incremental interest income and additional income generated by our investment in OC-BVI in 2018 served to offset the adverse impact of the revaluation to fair value of the put/call options arising from the Aerex acquisition.

Results by Segment

Retail Segment:

The retail segment contributed $1,137,426 to our income from operations for 2018. The retail segment generated a net loss from operations of ($72,222) for 2017 as a result of the impairment loss recorded for CW-Bali.

Revenues generated by our retail water operations increased slightly to $12,699,371 in 2018 from $12,540,620 in 2017. An increase in the volume of water sold of just under 3% from 2017 to 2018 was partially offset by a shift in the relative sales volumes in Grand Cayman to larger customers with a lower effective water rate.

Retail segment gross profit was $7,215,167 (57% of retail revenues) and $7,133,444 (57% of retail revenues) for 2018 and 2017, respectively.

During 2017, we recorded an impairment loss for CW-Bali of $1.0 million as a result of the operating losses generated by this subsidiary and our projections of its future cash flows. CW-Bali did not have a material adverse impact on our 2018 retail segment results of operations.

Consistent with prior periods, we record all non-direct G&A expenses in our retail segment and do not allocate any of these non-direct costs to our other three business segments. Retail G&A expenses decreased to $6,075,751 for 2018 as compared to $6,218,260 for 2017, as recruiting expenses of $45,000 were incurred in 2017 and employee costs decreased approximately $59,000 from 2017 to 2018.

Bulk Segment:

The bulk segment contributed $4,835,206 and $4,941,591 to our income from operations for 2018 and 2017, respectively.

Bulk segment revenues were $16,717,365 and $15,734,323 for 2018 and 2017, respectively. The increase in bulk revenues from 2017 to 2018 is attributable primarily to CW-Bahamas, which generated approximately $502,000 in incremental revenues due to a significant increase in the prices of diesel fuel and electricity from 2017 to 2018, which increased the energy component of CW-Bahamas’ bulk water rate.

Gross profit for our bulk segment was $5,527,070 (33% of bulk revenues) and $5,566,322 (35% of bulk revenues) for 2018 and 2017, respectively. Gross profit as a percentage of revenues decreased in 2018 as compared to 2017 due to (i) higher energy prices, as energy expense for our bulk operations was approximately $762,000 more in 2018 than in 2017; and (ii) an increase in maintenance expenses for our Bahamas operations.

Bulk segment G&A expenses remained relatively consistent at $691,864 for 2018 as compared to $624,731 for 2017.

Services Segment:

The services segment incurred losses from operations of ($1,308,638) and ($1,591,583) for 2018 and 2017, respectively.

Services segment revenues remained relatively consistent at $246,676 and $249,456 for 2018 and 2017, respectively.

Gross profit for the services segment was $7,736 and $43,537 for 2018 and 2017, respectively.

G&A expenses for the services segment were $1,316,374 and $1,635,120 for 2018 and 2017, respectively. The decrease in G&A expenses for 2018 results from a decrease of approximately $293,000 in the project development expenses incurred by our Mexican subsidiaries.

Manufacturing Segment:

The manufacturing segment incurred losses from operations of ($787,551) and ($773,912) for 2018 and 2017, respectively.

Manufacturing revenues were $1,545,198 and $2,435,895 for 2018 and 2017, respectively. Manufacturing revenues decreased from 2017 to 2018 due to Aerex’s production in 2018 of various components to be used by its affiliates, CW-Bahamas (for the refurbishment of CW-Bahamas’ Windsor plant) and Cayman Water (for the expansion of its Abel Castillo Water Works plant). While the revenues Aerex generated from this work for its affiliates amounted to approximately $1,825,000, such intercompany revenues are eliminated in consolidation for financial reporting purposes.

Manufacturing segment gross profit was $450,658 (29% of manufacturing revenues) and $546,838 (22% of manufacturing revenues) for 2018 and 2017, respectively. Gross profit for 2018 increased as a percentage of revenues from 2017 due to a more profitable product mix but declined in total dollars due to the lower revenues resulting from the elimination of the intercompany sales made to Aerex’s affiliates.

G&A expenses for the manufacturing segment were $1,238,209 for 2018 as compared to $1,320,750 for 2017. The decrease in G&A expenses for the manufacturing segment from 2017 to 2018 is attributable to a decrease of approximately $178,000 in product development expenses.

FINANCIAL CONDITION

The significant changes in our consolidated balance sheet as of June 30, 2018 as compared to December 31, 2017 result from increases in accounts receivable and construction in progress.

The increase in our accounts receivable, from $15.0 million as of December 31, 2017 to $22.2 million as of June 30, 2018 is attributable to an increase in CW-Bahamas’ receivables from the WSC of approximately $7.5 million. The increase in construction in progress reflects capital improvements to CW-Bahamas’ Windsor plant as well as Cayman Water’s Abel Castillo Water Works plant in Grand Cayman.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity Position

Our projected liquidity requirements for the last two quarters of 2018 include capital expenditures for our existing operations of approximately $9.5 million (primarily for capital improvements to the Windsor plant in the Bahamas and for the expansion of the Abel Castillo Water Works plant in Grand Cayman), approximately $4.5 million to be expended for NSC's and AdR's project development activities and approximately $1.3 million for dividends payable. Our liquidity requirements for 2018 may also include future quarterly dividends, if such dividends are declared by our Board. Our dividend payments amounted to approximately $4.5 million for the year ended December 31, 2017 and approximately $2.5 million for the six months ended June 30, 2018.

In February 2017, we and the former sole shareholder of Aerex loaned Aerex $408,000 and $392,000, respectively, in the form of notes payable which were scheduled to mature on September 30, 2017 and bore interest at 1% per annum. In October 2017, we and the former sole shareholder of Aerex extended the term of the notes payable issued in February 2017 for an additional six months to a new maturity date of March 31, 2018. Additionally, in October 2017 we and the former sole shareholder loaned Aerex an additional $306,000 and $294,000, respectively, in the form of notes payable that bore interest at 1% with a maturity date of March 31, 2018. In March 2018, the original notes payable of $408,000 and $392,000 were repaid and the maturity date of the remaining notes payable of $306,000 and $294,000 was extended to September 30, 2018. In July 2018, the balances of these remaining notes payable were increased to $1,122,000 and $1,078,000, respectively, and their maturities were extended to June 30, 2019.

As of June 30, 2018, we had cash and cash equivalents of approximately $34.1 million and working capital of approximately $55.7 million. Except for the liquidity matters relating to CW-Bahamas and CW-Belize that are discussed in paragraphs that follow, we are not presently aware of anything that would lead us to believe that we will not have sufficient liquidity to meet our needs for 2018 and thereafter.

CW-Bahamas Liquidity

CW-Bahamas’ accounts receivable balances due from the WSC amounted to $16.6 million as of June 30, 2018 as compared to $9.1 million as of December 31, 2017. The increase in these accounts receivable has adversely impacted the liquidity of this subsidiary.

CW-Bahamas has also experienced similar delays in collecting its accounts receivable from the WSC in prior years, and at times has held accounts receivable balances from the WSC in amounts comparable to the June 30, 2018 balance. During these periods, we arranged meetings and held discussions with representatives of the WSC and the Bahamas government to formulate a payment schedule for WSC’s delinquent accounts receivable and such amounts were subsequently paid in full. Based upon this payment history, we have never been required to provide an allowance for doubtful accounts for any of CW-Bahamas’ accounts receivable, even though CW-Bahamas periodically has been owed substantial delinquent balances.

Although CW-Bahamas received $2 million in payments on its $16.6 million accounts receivable balance from the WSC in mid-July 2018, despite its requests CW-Bahamas has not received any information from the WSC or the Bahamas government as to why its remaining accounts receivable have not been paid.

On July 23, 2018, our Chief Executive Officer, on behalf of CW-Bahamas, sent a letter to the WSC requesting it to provide a payment schedule for the accounts receivable balance of approximately $14.6 million it owed to CW-Bahamas as of such date. The WSC has not responded to this letter.

On August 8, 2018, between approximately 3.00 p.m. and 3.30 p.m. (EDT), CW-Bahamas received correspondence via separate emails (collectively, the “Correspondence”) from the WSC relating to the water supply agreements pursuant to which CW-Bahamas provides bulk water to the WSC. In some of the Correspondence, the WSC alleges that CW-Bahamas is not compliant with certain provisions of such agreements, including non-compliance relating to the regularity of calibration of the tariff meters, provision of reports and other documents, water quality, and fuel metering and bidding. In other Correspondence, WSC notified CW-Bahamas that WSC intends to modify water testing frequency, and in other Correspondence instructs CW-Bahamas to take certain actions that we believe are not required of CW-Bahamas in the water supply agreements. However, none of the Correspondence disputes either the amount of the accounts receivable due to CW-Bahamas from the WSC or that such accounts receivable are due and payable. CW-Bahamas will respond to such Correspondence in due course and will take appropriate corrective actions to address the matters raised by the WSC in the Correspondence. We believe that such appropriate corrective actions will not have a material adverse impact on our results of operations or financial position.

Although the $16.6 million accounts receivable balance due from the WSC as of June 30, 2018 is among the larger of such balances in CW-Bahamas’ history, given (i) the WSC’s and the Bahamas government’s prior payment history of paying WSC’s accounts receivable in full; and (ii) that we know of no reason why such receivables should not be paid, we believe that these accounts receivable from the WSC are fully collectible and have not recorded an allowance for doubtful accounts for any portion of these receivables.

If CW-Bahamas is unable to significantly improve its collections of accounts receivable from the WSC, then in the coming months one or more of the following events may occur: (i) CW-Bahamas may not have sufficient liquidity to complete the refurbishment of its Windsor plant; (ii) CW-Bahamas may not have sufficient liquidity to continue normal operations; (iii) we may be required to cease the recognition of revenues on CW-Bahamas’ water supply agreements with the WSC; and (iv) we may be required to provide an allowance for CW-Bahamas’ accounts receivable. Any of these events could have a material adverse impact on our results of operations, financial position and cash flows.

CW-Belize Liquidity

Transfers of funds held by our subsidiary CW-Belize, to our parent company, which are accomplished by means of conversion of Belize dollars into U.S. dollars, require the approval of the Central Bank of Belize and are dependent on the amount of U.S. dollars available to Belize banks to execute such transfers. Weakness in the Belize economy and other factors have reduced the amount of U.S. dollars that Belize banks have available for transfer, which has limited the amount of funds we are presently able to transfer from CW-Belize. Our repatriations of funds from CW-Belize to our parent company amounted to $458,000 and $400,000 for the years ended December 31, 2017 and 2016, respectively, significantly less than the net income and net cash flows CW-Belize generated for those years. During the six months ended June 30, 2018, we repatriated approximately $857,000 in funds from CW-Belize to our parent company. As of June 30, 2018 and December 31, 2017, the equivalent U.S. dollar cash amounts for our bank account deposits in Belize were approximately $5.8 million and $6.3 million, respectively.

We cannot presently determine when we will have an improved ability to transfer funds from CW-Belize. While we presently have sufficient liquidity from other sources, should we need to access our cash balances held by CW-Belize in the future to support our other operations, the majority of such funds may not be available for immediate transfer from Belize.

Discussion of Cash Flows for the Six Months Ended June 30, 2018

Our cash and cash equivalents decreased to $34.1 million as of June 30, 2018 from $47.2 million as of December 31, 2017.

Cash Flows from Operating Activities

Our operating activities used cash of approximately $2,105,000. This net cash used reflects net income generated for the six months of approximately $4.5 million as adjusted for (i) various items included in the determination of net income that do not affect cash flows during the year; and (ii) changes in the other components of working capital. The more significant of such items and changes in working capital components included depreciation and amortization of approximately $3.4 million and a net increase in accounts receivable of approximately $7.1 million.

Cash Flows from Investing Activities

Net cash used in our investing activities was approximately $8.1 million. Additions to property, plant and equipment and construction in progress (arising from the refurbishment of the CW-Bahamas’ Windsor plant and the expansion of Cayman Water’s Abel Castillo Water Works plant) were approximately $8.7 million which was slightly offset by $688,888 in collections on loans receivable from the WAC.

Cash Flows from Financing Activities

Our financing activities used approximately $2.9 million in net cash as we paid dividends of approximately $2.5 million and repaid a $392,000 note payable to Aerex’s former sole stockholder.

Material Commitments, Expenditures and Contingencies

Renewal of Retail License

We sell water through our retail operations under a license issued in July 1990 by the Cayman Islands government that grants Cayman Water the exclusive right to provide potable water to customers within its licensed service area. As discussed below, this license was set to expire in July 2010 but has since been extended while negotiations for a new license take place. Pursuant to the license, Cayman Water has the exclusive right to produce potable water and distribute it by pipeline to its licensed service area, which consists of two of the three most populated areas of Grand Cayman, the Seven Mile Beach and West Bay areas. For the three months ended June 30, 2018 and 2017, we generated approximately 39% and 39%, respectively, of our consolidated revenues and 53% and 52%, respectively, of our consolidated gross profit from the retail water operations conducted pursuant to Cayman Water’s exclusive license. For the six months ended June 30, 2018 and 2017, we generated approximately 40% and 40%, respectively, of our consolidated revenues and 54% and 54%, respectively, of our consolidated gross profit from the retail water operations conducted pursuant to Cayman Water’s exclusive license.

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

In October 2016, the Government of the Cayman Islands passed legislation which created a new utilities regulation and competition office (“OfReg”). OfReg is an independent and accountable regulatory body with a view of protecting the rights of consumers, encouraging affordable utility services, and promoting competition. OfReg, which began operations in January 2017, has the ability to supervise, monitor and regulate multiple utility undertakings and markets. Supplemental legislation was passed by the Government of the Cayman Islands in April 2017, which transferred responsibility for economic regulation of the water utility sector and the retail license negotiations from the Water Authority-Cayman (“WAC”) to OfReg in May 2017. We began license negotiations with OfReg in July 2017 and such negotiations are continuing.

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

Through a series of transactions completed in 2012-2014, NSC purchased 20.1 hectares of land for approximately $20.6 million on which the proposed Project’s plant would be constructed.

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

In August 2014, the State enacted new legislation to regulate Public-Private Association projects which involve the type of long-term contract between a public-sector authority and a private party that NSC is seeking to complete the Project. Pursuant to this new legislation, on January 4, 2015, NSC submitted an expression of interest for its project to the Secretary of Infrastructure and Urban Development of the State of Baja California (“SIDUE”). SIDUE accepted NSC’s expression of interest and requested that NSC submit a detailed proposal for the Project that complies with the requirements of the new legislation. NSC submitted this detailed proposal (the “APP Proposal”) to SIDUE in late March 2015. The new legislation required that such proposal be evaluated by SIDUE and submitted to the Public-Private Association Projects State Committee (the “APP Committee”) for review and authorization. If the Project was authorized the State would be required to conduct a public tender for the Project.

In response to its APP Proposal, in September 2015 NSC received a letter dated June 30, 2015 from the Director General of the Comisión Estatal del Agua de Baja California (“CEA”), the State agency with responsibility for the Project, stating that (i) the Project is in the public interest with high social benefits and is consistent with the objectives of the State development plan; and (ii) that the Project and accompanying required public tender process should be conducted. In November 2015, the State officially commenced the tender for the Project, the scope of which the State has defined as a first phase to be operational in 2019 consisting of a 50 million gallon per day plant and a pipeline that connects to the Mexican potable water infrastructure and a second phase to be operational in 2024 consisting of an additional 50 million gallons per day of production capacity. A consortium comprised of NSC, NuWater S.A.P.I. de C.V. (“NuWater”) and Degremont S.A. de C.V. (the “Consortium”) submitted its tender for the Project in April 2016 and in June 2016, the State designated the Consortium as the winner of tender process for the Project.

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

On August 22, 2016, the Public Private Partnership Agreement for public private partnership number 002/2015, bid number SIDUE-CEA-APP-2015-002 (“APP Contract”), was executed between AdR, CEA, the Government of Baja California represented by the Secretary of Planning and Finance and the Public Utilities Commission of Tijuana (“CESPT”). The APP Contract requires AdR to design, construct, finance and operate a seawater desalination plant (and accompanying aqueducts) with a capacity of up to 100 million gallons per day in two phases: the first with a capacity of 50 million gallons per day and an aqueduct to the Mexican potable water system in Tijuana, Baja California; and the second phase with a capacity of 50 million gallons per day and an aqueduct to a second delivery point in Tijuana. The first phase must be operational within 36 months of commencing construction and the second phase must be operational by the end of 2024. The APP Contract further requires AdR to operate and maintain the plant and aqueducts for a period of 37 years starting from the commencement of operation of the first phase. At the end of the operating period, the plant and aqueducts will be transferred to CEA.

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

In December 2016, the Congress of the State of Baja California, Mexico passed Decreto #57 which, among other things, ratified and authorized the payment obligations of the corresponding public entities under the APP Contract. During 2017, following consultations between representatives of the State of Baja California and the Ministry of Finance of the Federal Government of Mexico, it was determined that certain amendments to Decreto #57 were required in order to comply with recent changes to the Federal Financial Discipline Law for Federative Entities and Municipalities. In addition, it was necessary to amend Decreto #57 to authorize the inclusion of revenues from the CESPT in the primary payment trust for the Project. These amendments were included in Decreto #168, which was approved by the Congress of the State of Baja, California in December 2017. Following its issuance, two actions were filed in Mexican Courts against Decreto #168. While neither NSC nor AdR have been named as a party in these actions, based upon publicly available information we believe (1) one of these actions consists of a challenge filed by certain members of the Congress of the State of Baja California alleging certain elements of Decreto #168 are contrary to the Mexican constitution; and (2) that the other action represents an amparo (i.e. a constitutional appeal) filed by certain members of indigenous groups that alleges Decreto #168 violates certain of the human rights and individual guarantees they are afforded under the Mexican constitution. With respect to the action mentioned in (1), we cannot presently determine what impact, if any, it will have upon the Project. With respect to the action mentioned in number (2), according to publicly available information, we understand that on March 27, 2018, a resolution dismissing such proceeding was issued (and subsequently published in the official lists of the corresponding court on April 16, 2018), as the claimants were not able to evidence their legal interest. On May 3, 2018, the court deciding on such action determined this resolution to be final, as the claimants did not file a remedy against it.

Both the exchange rate for the Mexico peso relative to the dollar and general macroeconomic conditions in Mexico have varied since the execution of the APP Contract. These changes have adversely impacted the estimated construction, operating, and financing costs for the Project. The APP Contract and the APP Law allow for the parties to negotiate (but do not guarantee) modifications to the water tariff in the event of such significant macroeconomic condition changes. On February 10, 2017, AdR submitted proposals to the CEA requesting an increase to the water tariff to compensate for changes in foreign exchange rates, lending rates and certain changes in law which have impacted the Project. On June 1, 2018, AdR and the CEA executed an amendment to the APP Contract which, among other things, increases the scope of Phase 1 of the Project by including the aqueduct originally designated for Phase 2, and addresses AdR’s concerns regarding the impact on the Project of changes in the exchange rate for the peso relative to the dollar and changes in interest rates that have occurred subsequent to the submission of the Consortium’s bid for the Project. As a result of this amendment to the APP Contract, the cost of Phase 1 of the Project and the related water tariff to be charged by AdR have not yet been finalized, as such amounts will be based upon the bid submitted by the Consortium, the changes set forth in the amendment to the APP contract and the economic conditions (e.g. interest rates and currency exchange rates) in effect on the financial closing date for Phase 1.

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

In June 2018, AdR and Suez executed a contract whereby Suez will serve as the engineering, construction and procurement contractor for the Project with such contract becoming effective on the effective date of the APP Contract.

If AdR is ultimately unable to proceed with the Project, the land NSC has purchased and the right of way deposits may lose their strategic importance derived from their association with the Project and consequently may decline in value. If AdR does not proceed with the Project, NSC may ultimately be unable to sell this land or recoup its right of way deposits for amounts at least equal to their carrying values as of June 30, 2018 of approximately $20.6 million and $1.3 million, respectively. Any loss on the sale of the land, or impairment losses NSC may be required to record as a result of a decrease in the (i) fair value of the land; or (ii) value of the rights of way arising from the inability to complete the Project could have a material adverse impact on our results of operations.

Included in our results of operations are general and administrative expenses from NSC and AdR, consisting of organizational, legal, accounting, engineering, consulting and other costs relating to Project development activities. Such expenses amounted to approximately $664,000 and $885,000 for the three months ended June 30, 2018 and 2017, respectively, and $1,312,000 and $1,605,000 for the six months ended June 30, 2018 and 2017, respectively. The assets and liabilities of NSC and AdR included in our consolidated balance sheets amounted to approximately $24.4 million and $208,000, respectively, as of June 30, 2018 and approximately $22.3 million and $173,000 respectively, as of December 31, 2017.

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

Neither NSC nor CW-Cooperatief have been officially served with such claim, nor has AdR been notified that it has to appear for such trial. However, we understand from available information that this claim is similar to the Tecate Claim in the petitions sought by EWG. In this claim, EWG challenged, among other things, the transactions contemplated under the Option Agreement, and therefore, the capital investment transactions that increased the ownership interest of CW-Cooperatief in NSC to 99.99%, as a consequence of the Option Agreement. EWG requested that the court, as a preliminary matter to: (a) suspend the effectiveness of the challenged transactions; (b) order public officials in Mexico to record the pendency of the lawsuit in the public records (including a special request to register a lien over the real estate owned by NSC); (c) appoint an inspector for NSC to oversee its commercial activities; and (d) order public officials in Mexico and credit institutions abroad to refrain from authorizing or executing any legal act related with the activities of the plaintiff, the co-defendants and the third party called to trial to avoid damages to third parties, including those with whom negotiations or any form of commercial or administrative activities, or activities of any other nature related with the “Rosarito” water desalination project, are being conducted. We understand that the Tenth Civil Judge granted, ex-parte, the preliminary relief sought by EWG, which resulted in the issuance of official writs to several governmental /public entities involved with the Project. AdR and NSC are in the process of preparing legal responses to this claim under the belief they will be officially served in the near future.

In April 2018, AdR filed an amparo (i.e. a constitutional appeal) against the official writs issued by the Tenth Civil Judge to two governmental entities. In May 2018, the amparo claim was amended to also request protection against additional official writs issued by the Tenth Civil Judge to two other governmental entities and one banking institution. In May 2018, the Third District Court for Amparo and Federal Trials in the State of Baja California with residence in Tijuana granted a temporary suspension of the effects and consequences of the claimed official writs issued by the Tenth Civil Judge pending a further determination by the Third District Court.

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

OC-Cayman

Through our wholly-owned subsidiary, OC-Cayman, we provide bulk water to the WAC under various agreements. The WAC in turn distributes that water to properties in Grand Cayman outside of Cayman Water’s retail license area.

The water OC-Cayman sells to the WAC is produced at three reverse osmosis seawater conversion plants in Grand Cayman owned by the WAC, but designed, built and operated by OC-Cayman: the North Sound, Red Gate and North Side Water Works plants. The current operating agreements for the North Sound, Red Gate and North Side Water Works plants expire in February 2019, February 2019, and June 2019, respectively. The WAC has initiated a public bidding process for a new agreement encompassing both the North Sound and Red Gate plants, and we have submitted a bid for this agreement.

We generated total revenues of approximately $3.7 million and $7.2 million from these three plants during the six months ended June 30, 2018 and the year ended December 31, 2017, respectively.

If we do not obtain new bulk water supply agreements for these three plants, or if such new agreements are obtained on terms less favorable than our existing agreements, our results of operations and cash flows will be adversely affected.

Adoption of new accounting standards

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

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which clarifies how certain cash receipts and payments are presented in the statement of cash flows. ASU 2016-15 is effective for annual periods beginning after December 15, 2017 and early adoption is permitted. The adoption of ASU 2016-15 did not have a material impact on our financial position, results of operations or cash flows for the six months ended June 30, 2018. For the six months ended June 30, 2017, the adoption resulted in a reclass of approximately $1.1 million from investing activities to operating activities in the condensed consolidated statement of cash flows related to the distribution of earnings from OC-BVI.

Effect of newly issued but not yet effective accounting standards

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

Dividends

•	On January 31, 2018, we paid a dividend of $0.085 to shareholders of record on January 3, 2018.
•	On April 30, 2018, we paid a dividend of $0.085 to shareholders of record on April 2, 2018.
•	On May 23, 2018, our Board declared a dividend of $0.085 payable on July 31, 2018 to shareholders of record on July 2, 2018.

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

CW-Bali

In October 2017, CW-Bali’s sole remaining customer filed a lawsuit in the district court of Denpasar, Bali, Indonesia against CW-Bali, CW-Bali’s President, and our Chief Financial Officer in his capacity as the President of CW-Bali’s Board of Commissioners (i.e. Directors) seeking compensatory damages of 57.1 billion rupiahs and punitive damages of 26 billion rupiahs as a result of the anticipated breach of this customer’s water supply agreement that will arise from CW-Bali’s planned cessation of operations. Such damages were equivalent to approximately $4.0 million and $1.8 million, respectively, based upon the exchange rate between the dollar and the rupiah as of June 30, 2018. In April 2018, the Densapar court ruled that it had no authority to adjudicate the case due to a clause in the water supply agreement that requires all disputes to be handled through arbitration in Singapore. However, the customer immediately filed an appeal with respect to the Denpasar court ruling. We cannot presently determine the outcome of the appeal or what effect the resolution of this matter will have on our consolidated financial statements.

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

Neither NSC nor CW-Cooperatief have been officially served with such claim, nor has AdR been notified that it has to appear for such trial. However, we understand that this claim is similar to the Tecate Claim in the petitions sought by EWG. In this claim, EWG challenged, among other things, the transactions contemplated under the Option Agreement, and therefore, the capital investment transactions that increased the ownership interest of CW-Cooperatief in NSC to 99.99%, as a consequence of the Option Agreement. EWG requested that the court, as a preliminary matter to: (a) suspend the effectiveness of the challenged transactions; (b) order public officials in Mexico to record the pendency of the lawsuit in the public records (including a special request to register a lien over the real estate owned by NSC); (c) appoint an inspector for NSC to oversee its commercial activities; and (d) order public officials in Mexico and credit institutions abroad to refrain from authorizing or executing any legal act related with the activities of the plaintiff, the co-defendants and the third party called to trial to avoid damages to third parties, including those with whom negotiations or any form of commercial or administrative activities, or activities of any other nature related with the “Rosarito” water desalination project, are being conducted. We understand that the Tenth Civil Judge granted, ex-parte, the preliminary relief sought by EWG, which resulted in the issuance of official writs to several governmental/public entities involved with the Project. AdR and NSC are in the process of preparing legal responses to this claim under the belief they will be officially served in the near future.

In April 2018, AdR filed an amparo (i.e. a constitutional appeal) against the official writs issued by the Tenth Civil Judge to two governmental entities. In May 2018, the amparo claim was amended to also request protection against additional official writs issued by the Tenth Civil Judge to two other governmental entities and one banking institution. In May 2018, the Third District Court for Amparo and Federal Trials in the State of Baja California with residence in Tijuana granted a temporary suspension of the effects and consequences of the claimed official writs issued by the Tenth Civil Judge pending a further determination by the Third District Court.

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

Our Bahamas subsidiary is experiencing substantial delays in the collection of its accounts receivable. If these collections do not improve significantly in the near future, our Bahamas subsidiary may not have sufficient liquidity to continue operations, and our consolidated results of operations could be materially adversely affected.

CW-Bahamas’ accounts receivable balances due from the WSC amounted to $16.6 million as of June 30, 2018 as compared to $9.1 million as of December 31, 2017. The increase in these accounts receivable has adversely impacted the liquidity of this subsidiary.

CW-Bahamas has also experienced similar delays in collecting its accounts receivable from the WSC in prior years, and at times has held accounts receivable balances from the WSC in amounts comparable to the June 30, 2018 balance. During these periods, we arranged meetings and held discussions with representatives of the WSC and the Bahamas government to formulate a payment schedule for WSC’s delinquent accounts receivable and such amounts were subsequently paid in full. Based upon this payment history, we have never been required to provide an allowance for doubtful accounts for any of CW-Bahamas’ accounts receivable, even though CW-Bahamas periodically has been owed substantial delinquent balances.

Although CW-Bahamas received $2 million in payments on its $16.6 million accounts receivable balance from the WSC in mid-July 2018, despite its requests CW-Bahamas has not received any information from the WSC or the Bahamas government as to why its remaining accounts receivable have not been paid.

On July 23, 2018, our Chief Executive Officer, on behalf of CW-Bahamas, sent a letter to the WSC requesting it to provide a payment schedule for the accounts receivable balance of approximately $14.6 million it owed to CW-Bahamas as of such date. The WSC has not responded to this letter.

On August 8, 2018, between approximately 3.00 p.m. and 3.30 p.m. (EDT), CW-Bahamas received correspondence via separate emails (collectively, the “Correspondence”) from the WSC relating to the water supply agreements pursuant to which CW-Bahamas provides bulk water to the WSC. In some of the Correspondence, the WSC alleges that CW-Bahamas is not compliant with certain provisions of such agreements, including non-compliance relating to the regularity of calibration of the tariff meters, provision of reports and other documents, water quality, and fuel metering and bidding. In other Correspondence, WSC notified CW-Bahamas that WSC intends to modify water testing frequency, and in other Correspondence instructs CW-Bahamas to take certain actions that we believe are not required of CW-Bahamas in the water supply agreements. However, none of the Correspondence disputes either the amount of the accounts receivable due to CW-Bahamas from the WSC or that such accounts receivable are due and payable. CW-Bahamas will respond to such Correspondence in due course and will take appropriate corrective actions to address the matters raised by the WSC in the Correspondence. We believe that such appropriate corrective actions will not have a material adverse impact on our results of operations or financial position.

Although the $16.6 million accounts receivable balance due from the WSC as of June 30, 2018 is among the larger of such balances in CW-Bahamas’ history, given (i) the WSC’s and the Bahamas government’s prior payment history of paying WSC’s accounts receivable in full; and (ii) that we know of no reason why such receivables should not be paid, we believe that these accounts receivable from the WSC are fully collectible and have not recorded an allowance for doubtful accounts for any portion of these receivables.

If CW-Bahamas is unable to significantly improve its collections of accounts receivable from the WSC, then in the coming months one or more of the following events may occur: (i) CW-Bahamas may not have sufficient liquidity to complete the refurbishment of its Windsor plant; (ii) CW-Bahamas may not have sufficient liquidity to continue normal operations; (iii) we may be required to cease the recognition of revenues on CW-Bahamas’ water supply agreements with the WSC; and (iv) we may be required to provide an allowance for CW-Bahamas’ accounts receivable. Any of these events could have a material adverse impact on our results of operations, financial position and cash flows.

Our exclusive license to provide water to retail customers in the Cayman Islands may not be renewed in the future.

In the Cayman Islands, we provide water to retail customers under a license issued in July 1990 by the Cayman Islands government that grants our subsidiary, Cayman Water, the exclusive right to provide water to retail customers within our licensed service area. Pursuant to the license, we have the exclusive right to produce potable water and distribute it by pipeline to our licensed service area, which consists of two of the three most populated areas of Grand Cayman, the Seven Mile Beach and West Bay areas. For the three months ended June 30, 2018 and 2017, we generated approximately 39% and 39%, respectively, of our consolidated revenues and 53% and 52%, respectively, of our consolidated gross profit from the retail water operations conducted pursuant to Cayman Water’s exclusive license. For the six months ended June 30, 2018 and 2017, we generated approximately 40% and 40%, respectively, of our consolidated revenues and 54% and 54%, respectively, of our consolidated gross profit from the retail water operations conducted pursuant to Cayman Water’s exclusive license.

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

In October 2016, the Government of the Cayman Islands passed legislation which created a new utilities regulation and competition office (“OfReg”). OfReg is an independent and accountable regulatory body with a view of protecting the rights of consumers, encouraging affordable utility services, and promoting competition. OfReg, which began operations in January 2017, has the ability to supervise, monitor and regulate multiple utility undertakings and markets. Supplemental legislation was passed by the Government of the Cayman Islands in April 2017, which transferred responsibility for economic regulation of the water utility sector and the retail license negotiations from the Water Authority-Cayman (“WAC”) to OfReg in May 2017. We began license negotiations with OfReg in July 2017 and such negotiations are continuing.

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

Our bulk water supply agreements with the WAC for their North Sound and Red Gate plants expire in February 2019 and February 2019, respectively. The WAC has initiated a public bidding process for a new agreement encompassing both the North Sound and Red Gate plants and we have submitted a bid for this agreement. Our bulk water supply agreement with the WAC for their North Side Water Works plant expires in June 2019.

We generated total revenues of approximately $3.7 million and $7.2 million from these three plants during the six months ended June 30, 2018 and the year ended December 31, 2017, respectively.

If we do not obtain new bulk water supply agreements for these three plants, or if such new agreements are obtained on terms less favorable to us than our existing agreements, our results of operations and cash flows will be adversely affected.

We have paid $22.1 million for land, rights of way and equipment and incurred development expenses of approximately $25.8 million to date for a possible project in Mexico. We expect to expend significant additional funds in 2018 to continue to pursue this project. However, we may not be successful in completing this project.

We own 99.99% of N.S.C. Agua, S.A. de C.V. (“NSC”), a development stage Mexico company formed to pursue a project encompassing the construction, operation and minority ownership of a 100 million gallon per day seawater reverse osmosis desalination plant to be located in northern Baja California, Mexico and an accompanying pipeline to deliver water to the Mexican potable water system (the “Project”). As of June 30, 2018, our consolidated balance sheet includes purchases for the Project of approximately $22.1 million for land, rights of way and equipment. The Project development activities we have conducted, which include conducting an equipment piloting plant and water data collection program at the proposed feed water source, completing various engineering studies and obtaining various governmental permits, have resulted in additional developmental expenses totaling $25.8 million from 2010 through June 30, 2018.

In August 2014, the State of Baja California (the “State”) enacted new legislation to regulate Public-Private Association projects which involve the type of long-term contract between a public-sector authority and a private party that NSC is seeking to complete the Project. Pursuant to this new legislation, in November 2015 the State officially commenced a tender process for the Project, the scope of which the State defined as a first phase to be operational in 2019 consisting of a 50 million gallon per day plant and a pipeline that connects to the Mexican potable water infrastructure and a second phase to be operational in 2024 consisting of an additional 50 million gallons per day of production capacity. A consortium comprised of NSC, NuWater S.A.P.I. de C.V. (“NuWater”) and Degremont S.A. de C.V. (the “Consortium”) submitted its tender for the Project in April 2016 and in June 2016, the State designated the Consortium as the winner of the tender process for the Project.

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

In August 2016, NSC and NuWater incorporated Newco under the name Aguas de Rosarito S.A.P.I. de C.V. (“AdR”), a special purpose company, to complete the Project and executed a shareholders agreement for AdR agreeing among other things that: (i) AdR would purchase the land and other Project assets from NSC on the date that the Project begins commercial operation and (ii) AdR would enter into a Management and Technical Services Agreement with NSC effective on the first day that the Project begins commercial operation. As of December 31, 2017, NSC owned 99.6% of the equity of AdR.

On August 22, 2016, the Public Private Partnership Agreement for public private partnership number 002/2015, bid number SIDUE-CEA-APP-2015-002 (“APP Contract”), was executed between AdR, the Comisión Estatal del Agua de Baja California (“CEA”), the Government of Baja California represented by the Secretary of Planning and Finance and the Public Utilities Commission of Tijuana (“CESPT”). The APP Contract requires AdR to design, construct, finance and operate a seawater desalination plant (and accompanying aqueducts) with a capacity of up to 100 million gallons per day in two phases: the first with a capacity of 50 million gallons per day and an aqueduct to the Mexican potable water system in Tijuana, Baja California; and the second phase with a capacity of 50 million gallons per day and an aqueduct to a second delivery point in Tijuana. The first phase must be operational within 36 months of commencing construction and the second phase must be operational by the end of 2024. The APP Contract further requires AdR to operate and maintain the plant and aqueducts for a period of 37 years starting from the commencement of operation of the first phase. At the end of the operating period, the plant and aqueducts will be transferred to CEA.

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

In December 2016, the Congress of the State of Baja California, Mexico passed Decreto #57 which, among other things, ratified and authorized the payment obligations of the corresponding public entities under the APP Contract. During 2017, following consultations between representatives of the State of Baja California and the Ministry of Finance of the Federal Government of Mexico, it was determined that certain amendments to Decreto #57 were required in order to comply with recent changes to the Federal Financial Discipline Law for Federative Entities and Municipalities. In addition, it was necessary to amend Decreto #57 to authorize the inclusion of revenues from the CESPT in the primary payment trust for the Project. These amendments were included in Decreto #168, which was approved by the Congress of the State of Baja California in December 2017. Following its issuance, two actions were filed in Mexican Courts against Decreto #168. While neither NSC nor AdR have been named as a party in these actions, based upon publicly available information, the Company believes (1) one of these actions consists of a challenge filed by certain members of the Congress of the State of Baja California alleging certain elements of Decreto #168 are contrary to the Mexican constitution; and (2) that the other action represents an amparo (i.e. a constitutional appeal) filed by certain members of indigenous groups that alleges Decreto #168 violates certain of the human rights and individual guarantees they are afforded under the Mexican constitution. With respect to the action mentioned in (1), the Company cannot presently determine what impact, if any, it will have upon the Project. With respect to the action mentioned in number (2), according to publicly available information, the Company understands that on March 27, 2018, a resolution dismissing such proceeding was issued (and subsequently published in the official lists of the corresponding court on April 16, 2018), as the claimants were not able to evidence their legal interest. On May 3, 2018, the court deciding on such action determined this resolution to be final, as the claimants did not file a remedy against it.

Both the exchange rate for the Mexico peso relative to the dollar and general macroeconomic conditions in Mexico have varied since the execution of the APP Contract. These changes have adversely impacted the estimated construction, operating, and financing costs for the Project. The APP Contract and the APP Law allow for the parties to negotiate (but do not guarantee) modifications to the water tariff in the event of such significant macroeconomic condition changes. On February 10, 2017, AdR submitted proposals to the CEA requesting an increase to the water tariff to compensate for changes in foreign exchange rates, lending rates and certain changes in law which have impacted the Project. On June 1, 2018, AdR and the CEA executed an amendment to the APP Contract which, among other things, increases the scope of Phase 1 of the Project by including the aqueduct originally designated for Phase 2, and addresses AdR’s concerns regarding the impact on the Project of changes in the exchange rate for the peso relative to the dollar and changes in interest rates that have occurred subsequent to the submission of the Consortium’s bid for the Project. As a result of this amendment to the APP Contract, the cost of Phase 1 of the Project and the related water tariff to be charged by AdR have not yet been finalized, as such amounts will be based upon the bid submitted by the Consortium, the changes set forth in the amendment to the APP contract and the economic conditions (e.g. interest rates and currency exchange rates) in effect on the financial closing date for Phase 1.

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

In June 2018, AdR and Suez executed a contract whereby Suez will serve as the engineering, construction and procurement contractor for the Project with such contract becoming effective on the effective date of the APP Contract.

If AdR is ultimately unable to proceed with the Project, the land NSC has purchased and the right of way deposits may lose their strategic importance derived from their association with the Project and consequently may decline in value. If AdR does not proceed with the Project, NSC may ultimately be unable to sell this land or recoup its right of way deposits for amounts at least equal to their carrying values as of June 30, 2018 of approximately $20.6 million and $1.3 million, respectively. Any loss on the sale of the land, or impairment losses NSC may be required to record as a result of a decrease in the (i) fair value of the land; or (ii) value of the rights of way arising from the inability to complete the Project could have a material adverse impact on our results of operations.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In June 2018, we issued 7,409 shares of preferred stock to 85 employees for services rendered. The issuance of the preferred stock to 73 of the employees was exempt from registration under Regulation S promulgated under the Securities Act of 1933 as amended (the “Securities Act”), because the shares were issued outside of the United States to non-US persons (as defined in Regulation S). The issuance of the preferred stock to 12 employees who are US persons was exempt under Section 4(a)(2) of the Securities Act.

In June 2018, we also issued 590 shares of preferred stock to five employees for cash at a price of $9.72 per share. The issuance of the preferred stock to the employees was exempt from registration under Regulation S promulgated under the Securities Act because the shares were issued outside of the United States to non-US persons.

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

Date: August 9, 2018

