Form 10-Q
period 2018-09-30
Consolidated Water Co. Ltd.
filed 2018-11-08
CIK 928340

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes       ☒     No       ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes         ☒     No         ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐     Accelerated filer  ☒

Non-accelerated filer   ☐   Smaller reporting company   ☒    Emerging growth company    ☐

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

As of November 2, 2018, 14,964,281 shares of the registrant’s common stock, with US$0.60 par value, were outstanding.

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED WATER CO. LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2018	2017
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$34,367,483	$47,182,966
Accounts receivable, net	22,996,276	15,047,846
Inventory	2,538,052	1,744,445
Prepaid expenses and other current assets	1,598,061	1,077,257
Current portion of loans receivable	1,093,641	1,400,448
Costs and estimated earnings in excess of billings	1,396,166	238,435
Total current assets	63,989,679	66,691,397
Property, plant and equipment, net	47,342,177	50,525,064
Construction in progress	16,742,806	1,823,284
Inventory, non-current	4,825,253	4,758,973
Loans receivable	-	734,980
Investment in OC-BVI	2,464,537	2,783,882
Goodwill	8,384,248	8,384,248
Land and rights of way held for development	23,673,855	21,505,675
Intangible assets, net	2,710,790	3,765,434
Other assets	2,369,214	4,507,958
Total assets	$172,502,559	$165,480,895

LIABILITIES AND EQUITY
Current liabilities
Accounts payable and other current liabilities	$6,539,508	$5,662,448
Dividends payable	1,284,964	1,281,612
Note payable to related party	1,078,000	686,000
Billings in excess of costs and estimated earnings	21,578	1,258
Total current liabilities	8,924,050	7,631,318
Deferred tax liability	757,447	1,024,893
Other liabilities	778,307	803,307
Total liabilities	10,459,804	9,459,518
Commitments and contingencies
Equity
Consolidated Water Co. Ltd. stockholders' equity
Redeemable preferred stock, $0.60 par value. Authorized 200,000 shares; issued and outstanding 36,498 and 33,488 shares, respectively	21,899	20,093
Class A common stock, $0.60 par value. Authorized 24,655,000 shares; issued and outstanding 14,964,281 and 14,918,869 shares, respectively	8,978,569	8,951,321
Class B common stock, $0.60 par value. Authorized 145,000 shares; none issued	-	-
Additional paid-in capital	86,904,523	86,405,387
Retained earnings	58,113,606	53,105,196
Cumulative translation adjustment	(549,555)	(549,555)
Total Consolidated Water Co. Ltd. stockholders' equity	153,469,042	147,932,442
Non-controlling interests	8,573,713	8,088,935
Total equity	162,042,755	156,021,377
Total liabilities and equity	$172,502,559	$165,480,895

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONSOLIDATED WATER CO. LTD.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Retail revenues	$6,185,558	$5,570,654	$18,884,929	$18,111,274
Bulk revenues	8,577,456	7,881,464	25,294,821	23,615,787
Services revenues	807,424	111,302	1,054,100	360,758
Manufacturing revenues	3,253,750	3,008,783	4,798,948	5,444,678
Total revenues	18,824,188	16,572,203	50,032,798	47,532,497

Cost of retail revenues	2,750,599	2,488,441	8,234,803	7,895,617
Cost of bulk revenues	5,658,373	5,582,401	16,848,668	15,750,402
Cost of services revenues	682,713	114,667	921,653	320,586
Cost of manufacturing revenues	2,205,830	2,078,888	3,300,370	3,967,945
Total cost of revenues	11,297,515	10,264,397	29,305,494	27,934,550
Gross profit	7,526,673	6,307,806	20,727,304	19,597,947
General and administrative expenses	4,941,564	4,896,323	14,263,762	14,695,184
Loss on asset dispositions and impairments, net	12,415	578,480	14,405	1,578,480
Income from operations	2,572,694	833,003	6,449,137	3,324,283

Other income (expense):
Interest income	172,805	70,741	504,028	301,813
Interest expense	(2,492)	(1,016)	(7,122)	(11,178)
Profit-sharing income from OC-BVI	536,625	36,450	621,675	46,575
Equity in the earnings of OC-BVI	1,472,154	138,913	1,710,230	127,955
Net unrealized gain (loss) on put/call options	75,000	171,000	(47,000)	323,000
Other	48,841	31,206	(26,670)	83,791
Other income, net	2,302,933	447,294	2,755,141	871,956
Income before income taxes	4,875,627	1,280,297	9,204,278	4,196,239
Provision for (benefit from) income taxes	12,659	(136,447)	(113,607)	(412,592)
Net income	4,862,968	1,416,744	9,317,885	4,608,831
Income attributable to non-controlling interests	310,579	255,605	484,778	191,916
Net income attributable to Consolidated Water Co. Ltd. stockholders	$4,552,389	$1,161,139	$8,833,107	$4,416,915

Basic earnings per common share attributable to Consolidated Water Co. Ltd. common stockholders	$0.30	$0.08	$0.59	$0.30

Diluted earnings per common share attributable to Consolidated Water Co. Ltd. common stockholders	$0.30	$0.08	$0.58	$0.29

Dividends declared per common share	$0.085	$0.075	$0.255	$0.225

Weighted average number of common shares used in the determination of:
Basic earnings per share	14,963,195	14,898,246	14,960,602	14,886,738
Diluted earnings per share	15,124,720	15,072,142	15,119,415	15,054,343

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONSOLIDATED WATER CO. LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2018	2017
Net cash provided by operating activities	$5,388,005	$13,529,071

Cash flows from investing activities
Additions to property, plant and equipment and construction in progress	(13,709,598)	(3,016,713)
Proceeds from sale of equipment	51,590	18,827
Collections on loans receivable	1,041,787	1,297,419
Payment for land and rights of way held for development	(2,168,180)	(665,270)
Net cash used in investing activities	(14,784,401)	(2,365,737)

Cash flows from financing activities
Dividends paid to common shareholders	(3,818,499)	(3,346,477)
Dividends paid to non-controlling interests	-	-
Dividends paid to preferred shareholders	(2,846)	(8,665)
Issuance (repurchase) of redeemable preferred stock	10,258	12,456
Proceeds received from exercise of stock options	-	-
Repayment of note payable to related party	(392,000)	(490,000)
Issuance of note payable to related party	784,000	392,000
Net cash used in financing activities	(3,419,087)	(3,440,686)
Net increase (decrease) in cash and cash equivalents	(12,815,483)	7,722,648
Cash and cash equivalents at beginning of period	47,182,966	39,254,116
Cash and cash equivalents at end of period	$34,367,483	$46,976,764

Interest paid in cash	$6,539	$7,062

Non-cash investing and financing activities
Issuance of 7,409 and 9,441, respectively, shares of redeemable preferred stock for services rendered	$96,317	$118,485
Issuance of 39,986 and 17,833, respectively, shares of common stock for services rendered	$441,161	$203,551
Conversion (on a one-to-one basis) of 5,426 and 12,214, respectively, shares of redeemable preferred stock to common stock	$3,256	$7,328
Dividends declared but not paid	$1,275,066	$1,120,176
Transfers from inventory to property, plant and equipment and construction in progress	$304,279	$228,549
Transfers from construction in progress to property, plant and equipment	$492,252	$2,109,960
Transfers from other assets to construction in progress	$1,253,299	$-

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

Foreign currency: The Company’s reporting currency is the United States dollar (“US$”). The functional currency of the Company and its foreign operating subsidiaries (other than NSC, AdR, CW-Cooperatief and CW-Bali) is the currency for each respective country. The functional currency for NSC, AdR, CW-Cooperatief and CW-Bali is the US$. NSC and AdR conduct business in US$ and Mexican pesos, CW-Cooperatief conducts business in US$ and euros, and CW-Bali conducts business in US$ and Indonesian rupiahs. The exchange rates for the Cayman Islands dollar, the Belize dollar and the Bahamian dollar are fixed to the US$. The exchange rates for conversion of Mexican pesos, euros and rupiahs into US$ vary based upon market conditions. Net foreign currency gains (losses) arising from transactions and re-measurements were $73,267 and ($5,612) for the three months ended September 30, 2018 and 2017, respectively, and $31,525 and $164,339 for the nine months ended September 30, 2018 and 2017, respectively, and are included in “Other income (expense) - Other” in the accompanying condensed consolidated statements of income.

Cash and cash equivalents: Cash and cash equivalents consist of demand deposits at banks and highly liquid deposits at banks with an original maturity of three months or less. Cash and cash equivalents as of September 30, 2018 and December 31, 2017 include $6.4 million and $15.9 million, respectively, of certificates of deposit with an original maturity of three months or less.

Transfers from the Company’s Bahamas and Belize bank accounts to Company bank accounts in other countries require the approval of the Central Bank of the Bahamas and Belize, respectively. As of September 30, 2018, the equivalent United States dollar cash balances for deposits held in the Bahamas and Belize were approximately $3.9 million and $3.1 million, respectively.

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

The following table presents the Company’s revenues disaggregated by revenue source (unaudited).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Retail revenues	$6,185,558	$5,570,654	$18,884,929	$18,111,274
Bulk revenues	8,577,456	7,881,464	25,294,821	23,615,787
Services revenues	807,424	111,302	1,054,100	360,758
Manufacturing revenues	3,253,750	3,008,783	4,798,948	5,444,678
Total revenues	$18,824,188	$16,572,203	$50,032,798	$47,532,497

Retail revenues

The Company produces and supplies water to end-users, including residential, commercial and government customers in the Cayman Islands under an exclusive retail license issued to Cayman Water by the Cayman Islands government to provide water in two of the three most populated and rapidly developing areas on Grand Cayman Island. CW-Bali owns and operates a desalination plant in Bali, Indonesia that sells water to resort and residential properties. Customers are billed on a monthly basis based on metered consumption and bills are typically collected within 30 to 35 days after the billing date. Receivables not collected within 45 days subject the customer to disconnection from water service. In 2018 and 2017, bad debts represented less than 1% of the Company’s total retail sales.

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

	Three Months Ended September 30, 2018
	Retail	Bulk	Services	Manufacturing	Total
Revenues	$6,185,558	$8,577,456	$807,424	$3,253,750	$18,824,188
Cost of revenues	2,750,599	5,658,373	682,713	2,205,830	11,297,515
Gross profit	3,434,959	2,919,083	124,711	1,047,920	7,526,673
General and administrative expenses	3,013,053	455,151	846,258	627,102	4,941,564
Loss on asset dispositions and impairments, net	9,084	-	-	3,331	12,415
Income (loss) from operations	$412,822	$2,463,932	$(721,547)	$417,487	2,572,694
Other income, net					2,302,933
Income before income taxes					4,875,627
Provision for income taxes					12,659
Net income					4,862,968
Income attributable to non-controlling interests					310,579
Net income attributable to Consolidated Water Co. Ltd. stockholders					$4,552,389

Depreciation and amortization expenses for the three months ended September 30, 2018 for the retail, bulk, services and manufacturing segments were $498,663, $836,249, $7,638 and $399,987, respectively.

	Three Months Ended September 30, 2017
	Retail	Bulk	Services	Manufacturing	Total
Revenues	$5,570,654	$7,881,464	$111,302	$3,008,783	$16,572,203
Cost of revenues	2,488,441	5,582,401	114,667	2,078,888	10,264,397
Gross profit	3,082,213	2,299,063	(3,365)	929,895	6,307,806
General and administrative expenses	3,070,681	315,374	863,646	646,622	4,896,323
Loss on asset dispositions and impairments, net	578,480	-	-	-	578,480
Income (loss) from operations	$(566,948)	$1,983,689	$(867,011)	$283,273	833,003
Other income, net					447,294
Loss before income taxes					1,280,297
(Benefit from) income taxes					(136,447)
Net income					1,416,744
Income attributable to non-controlling interests					255,605
Net income attributable to Consolidated Water Co. Ltd. stockholders					$1,161,139

Depreciation and amortization expenses for the three months ended September 30, 2017 for the retail, bulk, services and manufacturing segments were $491,771, $1,274,471, $7,638, and $398,368, respectively.

	Nine Months Ended September 30, 2018
	Retail	Bulk	Services	Manufacturing	Total
Revenues	$18,884,929	$25,294,821	$1,054,100	$4,798,948	50,032,798
Cost of revenues	8,234,803	16,848,668	921,653	3,300,370	29,305,494
Gross profit	10,650,126	8,446,153	132,447	1,498,578	20,727,304
General and administrative expenses	9,088,804	1,147,015	2,162,632	1,865,311	14,263,762
Loss on asset dispositions and impairments, net	11,074	-	-	3,331	14,405
Income (loss) from operations	$1,550,248	$7,299,138	$(2,030,185)	$(370,064)	6,449,137
Other income, net					2,755,141
Income before income taxes					9,204,278
(Benefit from) income taxes					(113,607)
Net income					9,317,885
Income attributable to non-controlling interests					484,778
Net income attributable to Consolidated Water Co. Ltd. stockholders					$8,833,107

Depreciation and amortization expenses for the nine months ended September 30, 2018 for the retail, bulk, services and manufacturing segments were $1,506,292, $2,454,361, $22,915, and $1,198,707, respectively.

	Nine Months Ended September 30, 2017
	Retail	Bulk	Services	Manufacturing	Total
Revenues	$18,111,274	$23,615,787	$360,758	$5,444,678	$47,532,497
Cost of revenues	7,895,617	15,750,402	320,586	3,967,945	27,934,550
Gross profit	10,215,657	7,865,385	40,172	1,476,733	19,597,947
General and administrative expenses	9,288,941	940,105	2,498,766	1,967,372	14,695,184
Loss on asset dispositions and impairments, net	1,578,480	-	-	-	1,578,480
Income (loss) from operations	$(651,764)	$6,925,280	$(2,458,594)	$(490,639)	3,324,283
Other income, net					871,956
Income before income taxes					4,196,239
(Benefit from) income taxes					(412,592)
Net income					4,608,831
Income attributable to non-controlling interests					191,916
Net income attributable to Consolidated Water Co. Ltd. stockholders					$4,416,915

Depreciation and amortization expenses for the nine months ended September 30, 2017 for the retail, bulk, services and manufacturing segments were $1,514,069, $2,928,287, $37,295, and $1,204,313, respectively.

	As of September 30, 2018
	Retail	Bulk	Services	Manufacturing	Total
Accounts receivable, net	$2,168,224	$17,967,332	$1,806,062	$1,054,658	$22,996,276
Property plant and equipment, net	$22,269,769	$23,338,279	$61,424	$1,672,705	$47,342,177
Construction in progress	$6,175,313	$10,564,202	$3,291	$-	$16,742,806
Intangibles, net	$-	$484,123	$-	$2,226,667	$2,710,790
Goodwill	$1,170,511	$2,328,526	$-	$4,885,211	$8,384,248
Land and rights of way held for development	$-	$-	$23,673,855	$-	$23,673,855
Total segment assets	$59,900,046	$71,086,259	$27,352,165	$14,164,089	$172,502,559

	As of December 31, 2017
	Retail	Bulk	Services	Manufacturing	Total
Accounts receivable, net	$2,406,595	$10,177,620	$1,155,318	$1,308,313	$15,047,846
Property, plant and equipment, net	$23,172,382	$25,420,819	$84,339	$1,847,524	$50,525,064
Construction in progress	$321,368	$1,498,625	$3,291	$-	$1,823,284
Intangible assets, net	$-	$533,767	$-	$3,231,667	$3,765,434
Goodwill	$1,170,511	$2,328,526	$-	$4,885,211	$8,384,248
Land and rights of way held for development	$-	$-	$21,505,675	$-	$21,505,675
Total segment assets	$52,095,524	$75,785,323	$24,488,173	$13,111,875	$165,480,895

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

The following summarizes information related to the computation of basic and diluted EPS:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income attributable to Consolidated Water Co. Ltd. stockholders	$4,552,389	$1,161,139	$8,833,107	$4,416,915
Less: preferred stock dividends	(3,102)	(2,548)	(9,398)	(8,571)
Net income available to common shares in the determination of basic earnings per common share	$4,549,287	$1,158,591	$8,823,709	$4,408,344

Weighted average number of common shares in the determination of basic earnings per common share attributable to Consolidated Water Co. Ltd. common stockholders	14,963,195	14,898,246	14,960,602	14,886,738
Plus:
Weighted average number of preferred shares outstanding during the period	37,621	45,087	35,066	39,035
Potential dilutive effect of unexercised options and unvested stock grants	123,904	128,809	123,747	128,570
Weighted average number of shares used for determining diluted earnings per common share attributable to Consolidated Water Co. Ltd. common stockholders	15,124,720	15,072,142	15,119,415	15,054,343

5. Investment in OC-BVI

The Company owns 50% of the outstanding voting common shares and a 43.53% equity interest in the profits of Ocean Conversion (BVI) Ltd. (“OC-BVI”). The Company also owns certain profit-sharing rights in OC-BVI that raise its effective interest in the profits of OC-BVI to approximately 45%. Pursuant to a management services agreement, OC-BVI pays the Company monthly fees for certain engineering and administrative services. OC-BVI’s sole customer is the Ministry of Communications and Works of the Government of the British Virgin Islands (the “Ministry”) to which it sells bulk water.

The Company’s equity investment in OC-BVI amounted to $2,464,537 and $2,783,882 as of September 30, 2018 and December 31, 2017, respectively.

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

A reconciliation of the beginning and ending balances for the Company’s investment in OC-BVI for the nine months ended September 30, 2018 is as follows:

Balance as of December 31, 2017	$2,783,882
Profit-sharing and equity from earnings of OC-BVI	2,331,905
Distributions received from OC-BVI	(2,651,250)
Balance as of September 30, 2018	$2,464,537

The Company recognized $1,472,154 and $138,913 in earnings from its equity investment in OC-BVI for the three months ended September 30, 2018 and 2017, respectively, and $1,710,230 and $127,955 for the nine months ended September 30, 2018 and 2017, respectively. The Company recognized $536,625 and $36,450 in profit-sharing income from its profit-sharing agreement with OC-BVI for the three months ended September 30, 2018 and 2017, respectively, and $621,675 and $46,575 for the nine months ended September 30, 2018 and 2017, respectively.

For the three months ended September 30, 2018 and 2017, the Company recognized $97,668 and $111,302, respectively, in revenues from its management services agreement with OC-BVI. For the nine months ended September 30, 2018 and 2017, the Company recognized $344,344 and $360,758, respectively, in revenues from its management services agreement with OC-BVI. The Company also recognized approximately $710,000 in revenues for the three and nine months ended September 30, 2018 for the refurbishment of OC-BVI’s Bar Bay plant. Amounts payable by OC-BVI to the Company were $42,817 and $123,807 as of September 30, 2018 and December 31, 2017, respectively. Other current liabilities in the accompanying condensed consolidated balance sheets as of December 31, 2017 included $181,328 relating to OC-BVI.

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

OC-BVI and the BVI government engaged a mutually approved valuation expert to complete a valuation of the Baughers Bay plant at the date it was transferred to the BVI government in accordance with the Appellate Court ruling. In June 2016, OC-BVI received the final valuation report from this valuation expert, which set forth a value for the Baughers Bay plant of $13.0 million as of the date OC-BVI transferred possession of the plant to the BVI government. Applying the valuation determined by the valuation expert to the formula set forth by the Appellate Court in its ruling, OC-BVI would be entitled to $11.58 million from the BVI government for the Baughers Bay plant. The BVI government disagreed with the valuation methodology used by the valuation expert and the resulting valuation for the Baughers Bay plant. OC-BVI’s legal counsel subsequently held discussions with the BVI government in an effort to settle this matter. On August 31, 2018, OC-BVI and the BVI government entered into a settlement agreement for the Baughers Bay plant pursuant to the Appellate Court ruling with an agreed upon value for the plant of $4,432,834, which resulted in a net payment (i.e. after legal and other expenses) to OC-BVI in September 2018 of $4,271,409.

6. NSC and AdR Project Development

In May 2010, the Company acquired, through its wholly-owned Netherlands subsidiary, CW-Cooperatief, a 50% interest in NSC, a development stage Mexican company. The Company has since purchased, through the conversion of a loan it made to NSC, sufficient shares to raise its ownership interest in NSC to 99.99%. NSC was formed to pursue a project (the “Project”) that originally encompassed the construction, operation and minority ownership of a 100 million gallon per day seawater reverse osmosis desalination plant to be located in northern Baja California, Mexico and accompanying pipelines to deliver water to the Mexican potable water system. As discussed in paragraphs that follow, during 2015 the scope of the Project was defined by the State of Baja California (the “State”) to consist of a first phase consisting of a 50 million gallon per day plant and a pipeline that connects to the Mexican potable water infrastructure and a second phase consisting of an additional 50 million gallons per day of production capacity with additional pipeline infrastructure.

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

In August 2014, the State enacted new legislation to regulate Public-Private Association projects which involve the type of long-term contract between a public-sector authority and a private party required for the Project (the “APP Law”). Pursuant to this new legislation, in January 2015, NSC submitted an expression of interest for its project to the Ministry of Infrastructure and Urban Development of the State of Baja California (“SIDUE”). SIDUE accepted NSC’s expression of interest and requested that NSC submit a detailed proposal for the Project that complies with the requirements of the new legislation. NSC submitted this detailed proposal (the “APP Proposal”) to SIDUE in late March 2015. The new legislation required that such proposal be evaluated by SIDUE and submitted to the Public-Private Association Projects State Committee (the “APP Committee”) for review and authorization. If the Project was authorized the State would be required to conduct a public tender for the Project.

In response to its APP Proposal, in September 2015 NSC received a letter dated June 30, 2015 from the Director General of the Comisión Estatal del Agua de Baja California (“CEA”), the State agency with responsibility for the Project, stating that (i) the Project is in the public interest with high social benefits and is consistent with the objectives of the State development plan; and (ii) that the Project should proceed, and the required public tender should be conducted. In November 2015, the State officially commenced the tender for the Project, the scope of which the State defined as a first phase to be operational in 2019 consisting of a 50 million gallon per day plant and a pipeline that connects to the Mexican potable water infrastructure and a second phase to be operational in 2024 consisting of an additional 50 million gallons per day of production capacity with additional pipeline infrastructure. A consortium comprised of NSC, NuWater S.A.P.I. de C.V. (“NuWater”) and Degremont S.A. de C.V. (the “Consortium”) submitted its tender for the Project in April 2016 and in June 2016, the State designated the Consortium as the winner of the tender process for the Project.

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

In August 2016, NSC and NuWater incorporated Newco under the name Aguas de Rosarito S.A.P.I. de C.V. (“AdR”), a special purpose company, to complete the Project and executed a shareholders agreement for AdR agreeing among other things that (i) AdR would purchase the land and other Project assets from NSC on the date that the Project begins commercial operations and (ii) AdR would enter into a Management and Technical Services Agreement with NSC effective on the first day that the Project begins commercial operations. As of December 31, 2017 and September 30, 2018, NSC owned 99.6% of the equity of AdR.

On August 22, 2016, the Public Private Partnership Agreement for public private partnership number 002/2015, bid number SIDUE-CEA-APP-2015-002 (“APP Contract”), was executed between AdR, CEA, the Government of Baja California represented by the Secretary of Planning and Finance and the Public Utilities Commission of Tijuana (“CESPT”). The APP Contract requires AdR to design, construct, finance and operate a seawater desalination plant (and accompanying aqueducts) with a capacity of up to 100 million gallons per day in two phases: the first with a capacity of 50 million gallons per day and an aqueduct to the Mexican potable water system in Tijuana, Baja California; and the second phase with a capacity of 50 million gallons per day and an aqueduct to a second delivery point in Tijuana. The first phase must be operational within 36 months of commencing construction and the second phase must be operational by July 2024. The APP Contract further requires AdR to operate and maintain the plant and aqueduct for a period of 37 years starting from the commencement of operation of the first phase. At the end of the operating period, the plant and aqueduct will be transferred to the CEA.

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

In December 2016, the Congress of the State of Baja California, Mexico passed Decreto #57 which, among other things, ratified and authorized the payment obligations of the corresponding public entities under the APP Contract. During 2017, following consultations between representatives of the State of Baja California and the Ministry of Finance of the Federal Government of Mexico, it was determined that certain amendments to Decreto #57 were required to comply with recent changes to the Federal Financial Discipline Law for Federative Entities and Municipalities (the “Financial Discipline Law”). In addition, it was necessary to amend Decreto #57 to authorize the inclusion of revenues from the CESPT in the primary payment trust for the Project. These amendments were included in Decreto #168, which was approved by the Congress of the State of Baja California in December 2017. Pursuant to the Financial Discipline Law and the terms of Decreto #57, as amended by Decreto #168, the authorization of the payment obligations of the public entities under the APP Contract expires on December 31, 2018. If the State fails to establish the various payment trusts, guaranties and bank credit lines for use by the Project authorized by Decreto #57, as amended, prior to the expiration thereof, then a further amendment of Decreto #57 will be required to extend the authorization beyond such time. If the State fails to establish the various payment trusts, guaranties and bank credit lines for use by the Project authorized by Decreto #57, as amended, prior to the expiration of such Decreto or if, following such expiration, the Congress of the State of Baja California fails to further amend Decreto #57 to extend the authorization of the payment obligations of the public entities under the APP Contract in a timely manner or at all, then AdR may be unable to proceed with the Project.

Following its issuance, two actions were filed in Mexican Courts against Decreto #168. While neither NSC nor AdR have been named as a party in these actions, based upon publicly available information (1) one of these actions consists of a challenge filed by certain members of the Congress of the State of Baja California alleging certain elements of Decreto #168 are contrary to the Mexican constitution; and (2) the other action represents an amparo (i.e. a constitutional appeal) filed by certain members of indigenous groups that alleges Decreto #168 violates certain of the human rights and individual guarantees they are afforded under the Mexican constitution. With respect to the action mentioned in (1), the Company understands based upon publicly available information that in August 2018 the Mexican Federal Supreme Court of Justice ruled to dismiss this action. With respect to the action mentioned in number (2), according to publicly available information, the Company understands that on March 27, 2018, a resolution dismissing such proceeding was issued (and subsequently published in the official lists of the corresponding court on April 16, 2018), as the claimants were not able to evidence their legal interest. On May 3, 2018, the court deciding on such action determined this resolution to be final, as the claimants did not file a remedy against it.

Both the exchange rate for the Mexico peso relative to the dollar and general macroeconomic conditions in Mexico have varied since the execution of the APP Contract. These changes have adversely impacted the estimated construction, operating, and financing costs for the Project. The APP Contract and the APP Law allow for the parties to negotiate (but do not guarantee) modifications to the consideration (i.e. water tariff) under the APP Contract in the event of such significant macroeconomic condition changes. In February 2017, AdR submitted proposals to the CEA requesting the definition of the mechanism required by the APP Contract to update the consideration under the APP Contract for changes in foreign exchange rates, lending rates and certain laws which have impacted the Project. On June 1, 2018, AdR and the CEA executed an amendment to the APP Contract which, among other things, increases the scope of Phase 1 of the Project by including the aqueduct originally designated for Phase 2, and addresses AdR’s concerns regarding the impact on the Project of changes in the exchange rate for the peso relative to the dollar and changes in interest rates that have occurred subsequent to the submission of the Consortium’s bid for the Project. As a result of this amendment to the APP Contract, the final cost of Phase 1 and the related consideration to be charged by AdR under the APP Contract will be determined based upon the bid submitted by the Consortium, the changes set forth in the amendment to the APP Contract and the economic conditions (e.g. interest rates and currency exchange rates) in effect on the financial closing date for Phase 1.

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

The political environment in Mexico has recently experienced significant changes and the new, incoming federal administration has made economic policy announcements focusing on austerity. While the long-term ramifications of such changes and announcements are unknown, in the short-term they have (i) caused certain rating agencies to lower Mexico’s sovereign credit rating, (ii) resulted in a decrease in the value of the Mexico peso and (iii) created uncertainty with respect to the incoming administration’s position on projects and contracts approved by previous administrations. The incoming federal administration has a hold on the federal government and a strong influence on many of the state and local governments and congresses, raising the possibility that the federal government will influence local politics, which could impact the State’s and the CEA’s ability to meet certain conditions required to make the APP Contract effective.

If AdR is ultimately unable to proceed with the Project due to a failure by any of the parties involved to meet the conditions necessary for the APP Contract to become effective, or for any other reason, the land NSC has purchased and the right of way deposits may lose their strategic importance derived from their association with the Project and consequently may decline in value. If AdR does not proceed with the Project, NSC may ultimately be unable to sell this land or recoup their right of way deposits for amounts at least equal to their carrying values as of September 30, 2018 of approximately $20.6 million and $3.0 million, respectively. Any loss on the sale of the land, or impairment losses NSC may be required to record as a result of a decrease in the (i) fair value of the land; or (ii) value of the rights of way arising from the inability to complete the Project could have a material adverse impact on the Company’s financial condition and results of operations.

Included in the Company’s results of operations are general and administrative expenses from NSC and AdR, consisting of organizational, legal, accounting, engineering, consulting and other costs relating to Project development activities. Such expenses amounted to approximately $846,000 and $864,000 for the three months ended September 30, 2018 and 2017, respectively, and $2,158,000 and $2,469,000 for the nine months ended September 30, 2018 and 2017, respectively. The assets and liabilities of NSC and AdR included in the Company’s consolidated balance sheets amounted to approximately $26.2 million and $276,000, respectively, as of September 30, 2018 and approximately $23.1 million and $173,000 respectively, as of December 31, 2017.

Project Litigation Initiated by EWG

Tecate Claim:

Immediately following CW-Cooperatief’s acquisition of its initial 50% ownership in NSC, the remaining 50% ownership interest in NSC was held by an unrelated company, Norte Sur Agua, S. de R.L. de C.V. (“NSA”). NSA subsequently transferred ownership of half of its shares in NSC to EWG Water LLC (“EWG”) and the other half of its shares in NSC to Alejandro de la Vega (the “individual shareholder”). In February 2012, the Company paid $300,000 to enter into an agreement (the “Option Agreement”) that provided it with an option, exercisable through February 7, 2014, to purchase the shares of NSC owned by the individual shareholder for a price of $1.0 million along with an immediate usufruct and power of attorney to vote those shares. Such shares constituted 25% of the ownership of NSC as of February 2012. In May 2013, NSC repaid a $5.7 million loan payable to CW-Cooperatief by issuing additional shares of its stock. As a result of this share issuance to CW-Cooperatief, the Company acquired 99.99% of the ownership of NSC. The Option Agreement contained an anti-dilution provision that required the Company to transfer or otherwise cause the individual shareholder to acquire, for a total price of $1 (regardless of their par or market value), shares in NSC of an amount sufficient to maintain the individual shareholder’s 25% ownership interest in NSC if (i) any new shares of NSC were issued subsequent to the execution of the Option Agreement (causing the individual shareholder’s 25% ownership interest in NSC to be decreased); and (ii) the Company did not exercise its share purchase option by February 7, 2014. The Company exercised its option and paid the $1.0 million to the individual shareholder to purchase the Option Agreement shares in February 2014.

In October 2015, the Company learned that EWG filed a lawsuit against the individual shareholder, NSC, NSA, CW-Cooperatief, other third parties, and the Public Registry of Commerce of Tijuana, Baja California in the Civil Court located in Tecate, Baja California, Mexico. In this lawsuit, EWG challenged, among other things, the capital investment transactions that increased the Company’s ownership interest in NSC to 99.99%. EWG requested that the court, as a preliminary matter, among others: (a) suspend the effectiveness of the challenged transactions; (b) order public officials in Mexico to record the pendency of the lawsuit in the public records; and (c) appoint an inspector for NSA and NSC to oversee its commercial activities. The court granted, ex-parte, the preliminary relief sought by EWG, which resulted in the placement of inscriptions for the lawsuit on NSC’s public records.

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

On May 2, 2017, the Tecate, Mexico court declared that the initial filing of this lawsuit had expired due to EWG’s lack of activity with respect to certain actions required to proceed to trial. Further, on May 25, 2017, such court declaration became definitive. However, EWG was entitled to refile the lawsuit.

Tijuana Claim - Amparo:

In addition to the Tecate Claim, in January 2018, EWG initiated an ordinary mercantile claim (the “Tijuana Claim”) against the individual shareholder named in the Tecate Claim, NSC and CW-Cooperatief, (with AdR being named as a third party to be called to trial) before the Tenth Civil Judge in Tijuana, Baja California for Mercantile Matters (the “Tenth Civil Judge”).

The Tijuana Claim is similar to the Tecate Claim in the petitions sought by EWG. In the Tijuana Claim, EWG challenged, among other things, the transactions contemplated under the Option Agreement, and therefore, the capital investment transactions that increased the ownership interest of CW-Cooperatief in NSC to 99.99%, as a consequence of the Option Agreement. EWG requested that the court, as a preliminary matter, to: (a) suspend the effectiveness of the challenged transactions; (b) order public officials in Mexico to record the pendency of the lawsuit in the public records (including a special request to register a lien over the real estate owned by NSC); (c) appoint an inspector for NSC to oversee its commercial activities; and (d) order public officials in Mexico and credit institutions abroad to refrain from authorizing or executing any legal act related with the activities of the plaintiff, the co-defendants and the third party called to trial to avoid damages to third parties, including those with whom negotiations or any form of commercial or administrative activities, or activities of any other nature related with the “Rosarito” water desalination project, are being conducted. The Tenth Civil Judge granted, ex-parte, the preliminary relief sought by EWG, which resulted in the issuance of official writs to several governmental/public entities involved with the Project, including the registration of the pendency of the lawsuit in certain public records, similarly to the Tecate Claim.

In April 2018, AdR filed an amparo (i.e. a constitutional appeal) against the official writs issued by the Tenth Civil Judge to two governmental entities. In May 2018, the amparo claim was amended to also request protection against additional official writs issued by the Tenth Civil Judge to two other governmental entities and one banking institution. In May 2018, the Third District Court for Amparo and Federal Trials in the State of Baja California with residence in Tijuana granted a temporary suspension of the effects and consequences of the claimed official writs issued by the Tenth Civil Judge pending a further determination by the Third District Court. Such suspension was granted definitely in July 2018, and in August 2018, a resolution determining that the claimed official writs are unconstitutional, was issued. EWG filed a remedy against such resolution, which has not yet been resolved.

On October 16, 2018, NSC was served with the Tijuana Claim. NSC is in the process of preparing a legal response to this claim, vigorously opposing the claims made by EWG. In addition to such legal response, NSC has filed a request to submit the Tijuana Claim to arbitration, based on certain provisions of the by-laws of NSC, as well as an appeal remedy against the preliminary relief. Neither such request nor the mentioned appeal have been resolved.

CW-Cooperatief has not been officially served with the Tijuana Claim, and AdR has not been notified that it has to appear for such trial.

The Company cannot presently determine what impact the resolution of the Tijuana Claim may have on the Project.

7. Fair value measurements

As of September 30, 2018 and December 31, 2017, the carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and other current liabilities, the note payable to related party and dividends payable approximate their fair values due to the short-term maturities of these instruments. Management considers that the carrying amounts for loans receivable as of December 31, 2017 approximate their fair value as the stated interest rates approximate market rates.

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

The following table presents the Company’s fair value hierarchy for assets and liabilities measured at fair value as of September 30, 2018 and December 31, 2017.

	September 30, 2018
	Level 1	Level 2	Level 3	Total
Assets:
Recurring
Net asset arising from put/call options	$-	$-	$233,000	$233,000

	December 31, 2017
	Level 1	Level 2	Level 3	Total
Assets:
Recurring
Net asset arising from put/call options	$-	$-	$280,000	$280,000

The activity for the Level 3 asset for the nine months ended September 30, 2018:

Net asset arising from put/call options(1)
Balance as of December 31, 2017	$280,000
Unrealized loss	(47,000)
Balance as of September 30, 2018	$233,000

(1)	In connection with the Company’s acquisition of 51% of Aerex in February 2016, the Company acquired from Aerex’s former sole shareholder an option to compel such shareholder to sell, and granted to such shareholder an option to require the Company to purchase, the shareholder’s remaining 49% ownership interest in Aerex at a price based upon the fair market value of Aerex at the time of the exercise of the option. The options are exercisable on or after the third anniversary of the February 2016 acquisition date. The net asset arising from the put/call options is included in other assets in the accompanying condensed consolidated balance sheets as of September 30, 2018 and December 31, 2017.

8. Contingencies

CW-Bahamas

CW-Bahamas’ accounts receivable balances due from the WSC amounted to $16.1 million as of September 30, 2018 as compared to $9.1 million as of December 31, 2017. The increase in these accounts receivable has adversely impacted the liquidity of this subsidiary.

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

In October 2018, the Bahamas’ Ministry of Finance provided CW-Bahamas with a proposed payment schedule to pay WSC’s delinquent accounts receivable as of September 30, 2018 in full by June 2019. If the Bahamas’ Ministry of Finance does not adhere to this proposed payment schedule, or the WSC continues to be significantly delinquent in paying CW-Bahamas’ invoices, then in the coming months one or more of the following events may occur: (i) CW-Bahamas may not have sufficient liquidity to continue normal operations; (ii) the Company may be required to cease the recognition of revenues on CW-Bahamas’ water supply agreements with the WSC; and (iii) the Company may be required to provide an allowance for CW-Bahamas’ accounts receivable. Any of these events could have a material adverse impact on the Company’s results of operations, financial position and cash flows.

Cayman Water

The Company sells water through its retail operations under a license issued in July 1990 by the Cayman Islands government that grants Cayman Water the exclusive right to provide potable water to customers within its licensed service area. As discussed below, this license was set to expire in July 2010 but has since been extended while negotiations for a new license take place. Pursuant to the license, Cayman Water has the exclusive right to produce potable water and distribute it by pipeline to its licensed service area, which consists of two of the three most populated areas of Grand Cayman, the Seven Mile Beach and West Bay areas. For the three months ended September 30, 2018 and 2017, the Company generated approximately 33% and 33%, respectively, of its consolidated revenues and 45% and 48%, respectively, of its consolidated gross profit from the retail water operations conducted pursuant to Cayman Water’s exclusive license. For the nine months ended September 30, 2018 and 2017, the Company generated approximately 37% and 38%, respectively, of its consolidated revenues and 51% and 52%, respectively, of its consolidated gross profit from the retail water operations conducted pursuant to Cayman Water’s exclusive license.

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

In October 2016, the Government of the Cayman Islands passed legislation which created a new utilities regulation and competition office (“OfReg”). OfReg is an independent and accountable regulatory body with a view of protecting the rights of consumers, encouraging affordable utility services, and promoting competition. OfReg, which began operations in January 2017, has the ability to supervise, monitor and regulate multiple utility undertakings and markets. Supplemental legislation was passed by the Government of the Cayman Islands in April 2017, which transferred responsibility for economic regulation of the water utility sector and the retail license negotiations from the WAC to OfReg in May 2017. The Company began license negotiations with OfReg in July 2017 and such negotiations are continuing. On November 2, 2018, the Company received a letter from OfReg in which OfReg rejected the Company’s most recent commercial proposal. Further, OfReg indicated that if the Company is unwilling to submit a new proposal offering certain additional concessions, then OfReg will have to consider its other available options. The Company has not yet determined how it will respond to this correspondence from OfReg. The Company cannot make any assurances that it will be able to reach an agreement with OfReg for a new license or that the terms of any license agreed to will be on terms as favorable to the Company as the terms of the license that expired January 31, 2018.

The Cayman Islands government could ultimately grant a third party a license to service some or all of Cayman Water’s present service area. However, as set forth in the existing license, “the Governor hereby agrees that upon the expiry of the term of this Licence or any extension thereof, he will not grant a licence or franchise to any other person or company for the processing, distribution, sale and supply of water within the Licence Area without having first offered such a licence or franchise to the Company on terms no less favourable than the terms offered to such other person or company.”

The Company is presently unable to determine what impact the resolution of its retail license negotiations will have on its cash flows, financial condition or results of operations but such resolution could result in a material reduction (or the loss) of the operating income and cash flows the Company has historically generated from Cayman Water retail operations and could require the Company to record impairment losses to reduce the carrying values of its retail segment assets. Such impairment losses could have a material adverse impact on the Company’s financial condition and results of operations.

OC-Cayman

Through its wholly-owned subsidiary, OC-Cayman, the Company provides bulk water to the WAC, a government-owned utility and regulatory agency, under various agreements. The WAC in turn distributes that water to properties in Grand Cayman outside of Cayman Water’s retail license area.

The water OC-Cayman sells to the WAC is produced at three reverse osmosis seawater conversion plants in Grand Cayman owned by the WAC, but designed, built and operated by OC-Cayman: the North Sound, Red Gate and North Side Water Works plants. The current operating agreements for the North Sound, Red Gate and North Side Water Works plants expire in February 2019, February 2019, and June 2019, respectively. In response to a WAC-initiated public bidding process for a new operating agreement encompassing both the North Sound and Red Gate plants, the Company submitted a bid for the new agreement.

On August 21, 2018, the WAC accepted OC-Cayman’s bid for the new agreement, and the WAC and OC-Cayman entered into a new five-year contract commencing on February 1, 2019 for the operation of the North Sound and Red Gate plants. The revenues for the water supplied under the new agreement, excluding the pass-through energy component, are expected to be approximately 31% less than the revenues under the current agreements, assuming comparable sales volumes. The remaining terms of the new agreement are substantially consistent with those of the prior North Sound and Red Gate water supply agreements, except that under the new agreement the WAC will pay the energy costs for the operation of these plants directly to the utility company rather than reimburse OC-Cayman for these costs.

The Company generated total revenues of approximately $5.7 million and $7.2 million from these three plants during the nine months ended September 30, 2018 and the year ended December 31, 2017, respectively.

If the Company does not obtain a new bulk water supply agreement for the North Side Water Works plant, or if such new agreement is obtained on terms less favorable than the Company’s existing agreement, its results of operations and cash flows will be adversely affected.

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

CW-Bali

In October 2017, CW-Bali’s sole remaining customer filed a lawsuit in the district court of Denpasar in Bali, Indonesia against CW-Bali, CW-Bali’s President, and the Company’s Chief Financial Officer in his capacity as the President of CW-Bali’s Board of Commissioners (i.e. Directors) seeking compensatory damages of 57.1 billion rupiahs and punitive damages of 26 billion rupiahs as a result of the anticipated breach of this customer’s water supply agreement that will arise from CW-Bali’s planned cessation of operations. Such damages were equivalent to approximately $3.8 million and $1.7 million, respectively, based upon the exchange rate between the dollar and rupiah as of September 30, 2018. In April 2018, the Denpasar court ruled that it had no authority to adjudicate the case due to a clause in the water supply agreement that requires all disputes to be handled through arbitration in Singapore. However, the customer immediately filed an appeal with respect to the Denpasar court ruling. In October 2018, the Denpasar appeals court issued its ruling which upheld the previous court’s ruling, thereby denying the customer’s appeal.

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

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which clarifies how certain cash receipts and payments are presented in the statement of cash flows. ASU 2016-15 is effective for annual periods beginning after December 15, 2017 and early adoption is permitted. The adoption of ASU 2016-15 did not have a material impact on the Company’s financial position, results of operations or cash flows for the nine months ended September 30, 2018. For the nine months ended September 30, 2017, the adoption resulted in a reclassification of approximately $1.1 million in cash inflows related to the distribution of earnings from OC-BVI from investing activities to operating activities in the condensed consolidated statement of cash flows.

Effect of newly issued but not yet effective accounting standards

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which amends the guidance relating to the definition of a lease, recognition of lease assets and liabilities on the balance sheet, and the related disclosure requirements. In July 2018, the FASB issued ASU 2018-11, Leases: Targeted Improvements, which amends the new leasing guidance such that entities may elect not to restate their comparative periods in the period of adoption. The guidance requires lessees to recognize an asset and liability on the balance sheet for all of their lease obligations. Operating leases were previously not recognized on the balance sheet. ASU 2016-02 is effective for annual reporting periods beginning after December 15, 2018 and early adoption is permitted. The Company will adopt the standard using the modified retrospective method for its existing leases and expects that this standard will increase lease assets and lease liabilities on the condensed consolidated balance sheets. The Company intends to elect certain practical expedients and will carry forward historical conclusions related to (1) contracts that contain leases, (2) existing lease classification for any expired or existing leases, and (3) initial direct costs for any existing leases. The Company will also apply the practical expedient that will allow the Company to elect, as an accounting policy, by asset class, to include both lease and non-lease components as a single component and account for it as a lease. The Company will apply the short-term lease exception for lessees which will allow the Company to not have to apply the recognition requirements of the new leasing guidance for short-term leases and to recognize lease payments in net income on a straight-line basis over the lease term. The Company will also apply the practical expedient related to land easements, allowing it to carry forward its accounting treatment for land easements on existing agreements. Based on an analysis the Company has performed, the adoption of this new lease standard is not expected to have a material impact on Company’s financial position, results of operations or cash flows.

10. Subsequent events

In February 2017, the Company and the former sole shareholder of Aerex loaned Aerex $408,000 and $392,000, respectively, in the form of notes payable which were scheduled to mature on September 30, 2017 and bore interest at 1% per annum. In October 2017, the Company and the former sole shareholder of Aerex extended the term of the notes payable issued in February 2017 for an additional six months to a new maturity date of March 31, 2018. Additionally, in October 2017 the Company and the former sole shareholder loaned Aerex an additional $306,000 and $294,000, respectively, in the form of notes payable that bore interest at 1% with a maturity date of March 31, 2018. In March 2018, the original notes payable of $408,000 and $392,000 were repaid and the maturity date of the remaining notes payable of $306,000 and $294,000 was extended to September 30, 2018. In July 2018, the balances of these remaining notes payable were increased to $1,122,000 and $1,078,000, respectively, and their maturities were extended to June 30, 2019. In October 2018, Aerex repaid $714,000 and $686,000, respectively, of these notes payable.

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

Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017

Consolidated Results

Net income attributable to Consolidated Water Co. Ltd. stockholders for 2018 was $4,552,389 ($0.30 per share on a fully-diluted basis), as compared to $1,161,139 ($0.08 per share on a fully-diluted basis) for 2017. The substantial rise in net income for 2018 as compared to 2017 reflects (i) an increase in operating income of approximately $1.7 million; and (ii) the litigation settlement received by OC-BVI in September 2018 (see Note 5 of the Notes to the Condensed Consolidated Financial Statements), which is the primary reason for the incremental other income from this equity investment of more than $1.8 million.

Total revenues for 2018 increased to $18,824,188 from $16,572,203 in 2017, as all of our segments generated higher revenues. Gross profit for 2018 was $7,526,673 (40% of total revenues) as compared to $6,307,806 (38% of total revenues) for 2017. For further discussion of revenues and gross profit see the “Results by Segment” analysis that follows.

General and administrative (“G&A”) expenses on a consolidated basis remained relatively consistent at $4,941,564 for 2018 as compared to $4,896,323 for 2017.

Results by Segment

Retail Segment:

The retail segment contributed $412,822 to our income from operations for 2018. The retail segment generated a net loss from operations of ($566,948) for 2017, which included an impairment loss of ($578,480) for CW-Bali.

Revenues generated by our retail water operations increased to $6,185,558 in 2018 from $5,570,654 in 2017, as from 2017 to 2018 the volume of water sold increased by approximately 3%, and energy costs rose increasing the energy pass through component of our Cayman Water retail revenues by approximately $255,000.

Retail segment gross profit was $3,434,959 (56% of retail revenues) and $3,082,213 (55% of retail revenues) for 2018 and 2017, respectively. The increase in retail gross profit is attributable to the increase in revenues and a slight decrease in engineering and laboratory costs from 2017 to 2018.

We recorded an impairment loss for CW-Bali of ($578,480) in 2017 based upon the operating losses generated by this subsidiary and our projections of its future cash flows. CW-Bali did not have a material adverse impact on our 2018 results of operations.

Consistent with prior periods, we record all non-direct G&A expenses in our retail segment and do not allocate any of these non-direct costs to our other three business segments. Retail G&A expenses remained relatively consistent at $3,013,053 for 2018 as compared to $3,070,681 for 2017.

Bulk Segment:

The bulk segment contributed $2,463,932 and $1,983,689 to our income from operations for 2018 and 2017, respectively.

Bulk segment revenues were $8,577,456 and $7,881,464 for 2018 and 2017, respectively. The increase in bulk revenues from 2017 to 2018 is attributable primarily to CW-Bahamas and OC-Cayman, which generated approximately $632,000 in incremental revenues primarily as a result of a significant increase in the prices of diesel fuel and electricity from 2017 to 2018, which increased the energy component of our bulk water rates in the Bahamas and Cayman Islands.

Gross profit for our bulk segment was $2,919,083 (34% of bulk revenues) and $2,299,063 (29% of bulk revenues) for 2018 and 2017, respectively. Gross profit as a percentage of revenues increased in 2018 as compared to 2017 due to a charge of approximately $430,000 recorded in 2017 relating to the refurbishment of a fixed asset used in our Bahamas operations.

Bulk segment G&A expenses increased to $455,151 for 2018 as compared to $315,374 for 2017 due to additional bank charges incurred by CW-Bahamas and CW-Belize to repatriate funds to our parent company.

The water OC-Cayman sells to the Water Authority-Cayman (“WAC”) is produced at three reverse osmosis seawater conversion plants in Grand Cayman owned by the WAC, but designed, built and operated by OC-Cayman: the North Sound, Red Gate and North Side Water Works plants. The current operating agreements for the North Sound, Red Gate and North Side Water Works plants expire in February 2019, February 2019, and June 2019, respectively. In response to a WAC-initiated public bidding process for a new operating agreement encompassing both the North Sound and Red Gate plants, OC-Cayman submitted a bid for the new agreement.

On August 21, 2018, the WAC accepted OC-Cayman’s bid for the new agreement, and the WAC and OC-Cayman entered into a new five-year contract commencing on February 1, 2019 for the operation of the North Sound and Red Gate plants. The revenues for the water supplied under the new agreement, excluding the pass-through energy component, are expected to be approximately 31% less than the revenues under the current agreements, assuming comparable sales volumes. As a result of this price reduction, the revenues and operating income we will generate from the North Sound and Red Gate plants commencing February 1, 2019 will be significantly less than the revenues and operating income we presently generate from these plants under the prior agreements. The remaining terms of the new agreement are substantially consistent with those of the prior North Sound and Red Gate water supply agreements, except that under the new agreement the WAC will pay the energy costs for the operation of these plants directly to the utility company rather than reimburse OC-Cayman for these costs.

Although we have not yet negotiated or executed any binding documents, we are considering a possible sale of CW-Belize that would impact the future results of our bulk segment. See further discussion of this possible transaction at “LIQUIDITY AND CAPITAL RESOURCES, CW-Belize Liquidity.”

Services Segment:

The services segment incurred losses from operations of ($721,547) and ($867,011) for 2018 and 2017, respectively.

Services segment revenues increased to $807,424 for 2018 from $111,302 for 2017, due to approximately $710,000 in revenues for 2018 for a refurbishment project completed for OC-BVI’s Bar Bay plant.

Gross profit (loss) for the services segment was $124,711 and ($3,365) for 2018 and 2017, respectively. The improvement in gross profit for 2018 is attributable to the Bar Bay plant refurbishment project.

G&A expenses for the services segment remained relatively consistent at $846,258 and $863,646 for 2018 and 2017, respectively.

Manufacturing Segment:

The manufacturing segment contributed $417,487 and $283,273 to our income from operations in 2018 and 2017, respectively.

Manufacturing revenues were $3,253,750 and $3,008,783 for 2018 and 2017, respectively. Manufacturing revenues increased from 2017 to 2018 due to an increase in the average dollar value of the projects.

Manufacturing gross profit was $1,047,920 (32% of manufacturing revenues) and $929,895 (31% of manufacturing revenues) for 2018 and 2017, respectively. The increase in gross profit for 2018 reflects the corresponding increase in revenues.

G&A expenses for the manufacturing segment remained relatively consistent at $627,102 for 2018 as compared to $646,622 for 2017.

Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017

Consolidated Results

Net income attributable to Consolidated Water Co. Ltd. stockholders for 2018 was $8,833,107 ($0.58 per share on a fully-diluted basis), as compared to $4,416,915 ($0.29 per share on a fully-diluted basis) for 2017. The substantial rise in net income for 2018 as compared to 2017 reflects (i) an increase in operating income of approximately $3.1 million; and (ii) the litigation settlement received by OC-BVI in September 2018 (see Note 5 of the Notes to the Condensed Consolidated Financial Statements), which is the primary reason for the incremental other income from this equity investment of almost $2.2 million.

Total revenues for 2018 increased to $50,032,798 from $47,532,497 in 2017 as a result of higher revenues for our retail, bulk and services segments. Gross profit for 2018 was $20,727,304 (41% of total revenues) as compared to $19,597,947 (41% of total revenues) for 2017. For further discussion of revenues and gross profit see the “Results by Segment” analysis that follows.

We recorded an impairment loss for CW-Bali of approximately $1.5 million in 2017 based upon the operating losses generated by this subsidiary and our projections of its future cash flows. CW-Bali did not have a material adverse impact on our 2018 results of operations.

General and administrative (“G&A”) expenses on a consolidated basis decreased to $14,263,762 for 2018 as compared to $14,695,184 for 2017, primarily due to a decrease of approximately $311,000 in the project development expenses incurred by our Mexican subsidiaries.

Other income, net for 2018 increased to $2,755,141 for 2018 as compared to $871,956 for 2017, due to the incremental income of almost $2.2 million generated from our investment in OC-BVI in 2018 and incremental interest income of approximately $202,000 arising from higher interest earning balances. These items more than offset incremental expense of ($370,000) arising from the revaluation to fair value of the put/call options associated with the Aerex acquisition.

Results by Segment

Retail Segment:

The retail segment contributed $1,550,248 to our income from operations for 2018. The retail segment generated a net loss from operations of ($651,764) for 2017, which included an impairment loss of approximately ($1.5 million) for CW-Bali.

Revenues generated by our retail water operations increased slightly to $18,884,929 in 2018 from $18,111,274 in 2017 due to an increase in the volume of water sold of just under 3%.

Retail segment gross profit was $10,650,126 (56% of retail revenues) and $10,215,657 (56% of retail revenues) for 2018 and 2017, respectively.

We recorded an impairment loss for CW-Bali of approximately $1.5 million in 2017 based upon the operating losses generated by this subsidiary and our projections of its future cash flows. CW-Bali did not have a material adverse impact on our 2018 retail segment results of operations.

Consistent with prior periods, we record all non-direct G&A expenses in our retail segment and do not allocate any of these non-direct costs to our other three business segments. Retail G&A expenses decreased to $9,088,804 for 2018 as compared to $9,288,941 as employee costs decreased approximately $103,000 principally as a result of a statutory retirement payment made in 2017.

Bulk Segment:

The bulk segment contributed $7,299,138 and $6,925,280 to our income from operations for 2018 and 2017, respectively.

Bulk segment revenues were $25,294,821 and $23,615,787 for 2018 and 2017, respectively. The increase in bulk revenues from 2017 to 2018 is attributable primarily to CW-Bahamas and OC-Cayman, which generated approximately $1.5 million in incremental revenues due to a significant increase in the prices of diesel fuel and electricity from 2017 to 2018, which increased the energy component of our bulk water rates in the Bahamas and Cayman Islands.

Gross profit for our bulk segment was $8,446,153 (33% of bulk revenues) and $7,865,385 (33% of bulk revenues) for 2018 and 2017, respectively. Bulk segment gross profit dollars increased due to the increase in revenues.

Bulk segment G&A expenses increased to $1,147,015 for 2018 as compared to $940,105 for 2017 due to additional bank charges incurred by CW-Bahamas and CW-Belize to repatriate funds to our parent company.

The water OC-Cayman sells to the Water Authority-Cayman (“WAC”) is produced at three reverse osmosis seawater conversion plants in Grand Cayman owned by the WAC, but designed, built and operated by OC-Cayman: the North Sound, Red Gate and North Side Water Works plants. The current operating agreements for the North Sound, Red Gate and North Side Water Works plants expire in February 2019, February 2019, and June 2019, respectively. In response to a WAC-initiated public bidding process for a new operating agreement encompassing both the North Sound and Red Gate plants, OC-Cayman submitted a bid for the new agreement.

On August 21, 2018, the WAC accepted OC-Cayman’s bid for the new agreement, and the WAC and OC-Cayman entered into a new five-year contract commencing on February 1, 2019 for the operation of the North Sound and Red Gate plants. The revenues for the water supplied under the new agreement, excluding the pass-through energy component, are expected to be approximately 31% less the revenues under the current agreements, assuming comparable sales volumes. As a result of this price reduction, the revenues and operating income we will generate from the North Sound and Red Gate plants commencing February 1, 2019 will be significantly less than the revenues and operating income we presently generate from these plants under the prior agreements. The remaining terms of the new agreement are substantially consistent with those of the prior North Sound and Red Gate water supply agreements, except that under the new agreement the WAC will pay the energy costs for the operation of these plants directly to the utility company rather than reimburse OC-Cayman for these costs.

Although we have not yet negotiated or executed any binding documents, we are considering a possible sale of CW-Belize that would impact the future results of our bulk segment. See further discussion of this possible transaction at “LIQUIDITY AND CAPITAL RESOURCES, CW-Belize Liquidity.”

Services Segment:

The services segment incurred losses from operations of ($2,030,185) and ($2,458,594) for 2018 and 2017, respectively.

Services segment revenues increased to $1,054,100 for 2018 as compared to $360,758 for 2017 due to approximately $710,000 in revenues for 2018 for a refurbishment project completed for OC-BVI’s Bar Bay plant.

Gross profit for the services segment was $132,447 and $40,172 for 2018 and 2017, respectively. The improvement in gross profit for 2018 is attributable to the Bar Bay plant refurbishment project.

G&A expenses for the services segment were $2,162,632 and $2,498,766 for 2018 and 2017, respectively. The decrease in G&A expenses for 2018 results from a decrease of approximately $311,000 in the project development expenses incurred by our Mexican subsidiaries.

Manufacturing Segment:

The manufacturing segment incurred losses from operations of ($370,064) and ($490,639) for 2018 and 2017, respectively.

Manufacturing revenues were $4,798,948 and $5,444,678 for 2018 and 2017, respectively. Manufacturing revenues decreased from 2017 to 2018 due to Aerex’s production in 2018 of various components to be used by our other subsidiaries, CW-Bahamas (for the refurbishment of CW-Bahamas’ Windsor plant) and Cayman Water (for the expansion of its Abel Castillo Water Works plant). While the revenues Aerex generated from this work for its affiliates amounted to approximately $2 million, such intercompany revenues are eliminated in consolidation for financial reporting purposes.

Manufacturing segment gross profit was $1,498,578 (31% of manufacturing revenues) and $1,476,733 (27% of manufacturing revenues) for 2018 and 2017, respectively. Gross profit for 2018 increased as a percentage of revenues from 2017 due to a more profitable product mix but remained relatively flat in total dollars due to the lower revenues resulting from the elimination of the intercompany sales made by Aerex to its affiliates.

G&A expenses for the manufacturing segment were $1,865,311 for 2018 as compared to $1,967,372 for 2017. The decrease in G&A expenses for the manufacturing segment from 2017 to 2018 is attributable to a decrease of approximately $185,000 in product development expenses.

FINANCIAL CONDITION

The significant changes in our consolidated balance sheet as of September 30, 2018 as compared to December 31, 2017 (other than the change in our cash and cash equivalents, which is discussed later in “LIQUIDITY AND CAPITAL RESOURCES”) result from increases in accounts receivable and construction in progress.

The increase in our accounts receivable, from approximately $15.0 million as of December 31, 2017 to approximately $23.0 million as of September 30, 2018 is attributable to an increase in CW-Bahamas’ receivables from the WSC of approximately $7.0 million (See “LIQUIDITY AND CAPITAL RESOURCES, CW-Bahamas-Liquidity” for further discussion of these receivables). The increase in construction in progress reflects capital improvements to CW-Bahamas’ Windsor plant as well as Cayman Water’s Abel Castillo Water Works plant in Grand Cayman.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity Position

Our projected liquidity requirements for the remainder of 2018 include capital expenditures for our existing operations of approximately $2.6 million (primarily for capital improvements to the Windsor plant in the Bahamas and for the expansion of the Abel Castillo Water Works plant in Grand Cayman), approximately $900,000 to be expended for NSC's and AdR's project development activities and approximately $1.3 million for dividends payable. Our liquidity requirements may also include future quarterly dividends, if such dividends are declared by our Board. Our dividend payments amounted to approximately $4.5 million for the year ended December 31, 2017 and approximately $3.8 million for the nine months ended September 30, 2018.

In February 2017, we and the former sole shareholder of Aerex loaned Aerex $408,000 and $392,000, respectively, in the form of notes payable which were scheduled to mature on September 30, 2017 and bore interest at 1% per annum. In October 2017, we and the former sole shareholder of Aerex extended the term of the notes payable issued in February 2017 for an additional six months to a new maturity date of March 31, 2018. Additionally, in October 2017 we and the former sole shareholder loaned Aerex an additional $306,000 and $294,000, respectively, in the form of notes payable that bore interest at 1% with a maturity date of March 31, 2018. In March 2018, the original notes payable of $408,000 and $392,000 were repaid and the maturity date of the remaining notes payable of $306,000 and $294,000 was extended to September 30, 2018. In July 2018, the balances of these remaining notes payable were increased to $1,122,000 and $1,078,000, respectively, and their maturities were extended to June 30, 2019. In October 2018, Aerex repaid $714,000 and $686,000, respectively, of these notes payable.

As of September 30, 2018, we had cash and cash equivalents of approximately $34.4 million and working capital of approximately $55.1 million. Except for the liquidity matters relating to CW-Bahamas and CW-Belize that are discussed in paragraphs that follow, we are not presently aware of anything that would lead us to believe that we will not have sufficient liquidity to meet our needs for 2018 and thereafter.

CW-Bahamas Liquidity

CW-Bahamas’ accounts receivable balances due from the WSC amounted to $16.1 million as of September 30, 2018 as compared to $9.1 million as of December 31, 2017. The increase in these accounts receivable has adversely impacted the liquidity of this subsidiary.

CW-Bahamas has also experienced similar delays in collecting its accounts receivable from the WSC in prior years, and at times has held accounts receivable balances from the WSC in amounts comparable to the September 30, 2018 balance. During these periods, we arranged meetings and held discussions with representatives of the WSC and the Bahamas government to formulate a payment schedule for WSC’s delinquent accounts receivable and such amounts were subsequently paid in full. Based upon this payment history, we have never been required to provide an allowance for doubtful accounts for any of CW-Bahamas’ accounts receivable, even though CW-Bahamas periodically has been owed substantial delinquent balances.

In October 2018, the Bahamas’ Ministry of Finance provided CW-Bahamas with a proposed payment schedule to pay WSC’s delinquent accounts receivable balance as of September 30, 2018 in full by June 2019. If the Bahamas’ Ministry of Finance does not adhere to this proposed payment schedule, or the WSC continues to be significantly delinquent in paying CW-Bahamas’ invoices, then in the coming months one or more of the following events may occur: (i) CW-Bahamas may not have sufficient liquidity to continue normal operations; (ii) we may be required to cease the recognition of revenues on CW-Bahamas’ water supply agreements with the WSC; and (iii) we may be required to provide an allowance for CW-Bahamas’ accounts receivable. Any of these events could have a material adverse impact on our results of operations, financial position and cash flows.

CW-Belize Liquidity

Transfers of funds held by our subsidiary CW-Belize, to our parent company, which are accomplished by means of conversion of Belize dollars into U.S. dollars, require the approval of the Central Bank of Belize and are dependent on the amount of U.S. dollars available to Belize banks to execute such transfers. Weakness in the Belize economy and other factors have reduced the amount of U.S. dollars that Belize banks have available for transfer, which limited in prior years the amount of funds we were able to transfer from CW-Belize. Our repatriations of funds from CW-Belize to our parent company amounted to $458,000 and $400,000 for the years ended December 31, 2017 and 2016, respectively, significantly less than the net income and net cash flows CW-Belize generated for those years.

During the quarter ended September 30, 2018, we signed a non-binding Memorandum of Understanding (“MOU”) with Belize Water Services Ltd. (“BWSL”) with respect to the potential sale of CW-Belize to BWSL, however we have not negotiated or executed any binding transaction documents. We were not otherwise considering a sale of CW-Belize, so as an incentive for us to consider this proposed transaction, BWSL promised in the MOU to facilitate both the conversion from Belize dollars to US dollars and the subsequent repatriation of all cash balances we have on deposit in Belize. With BWSL’s assistance, we were able to repatriate approximately $2.75 million in cash from Belize to our bank accounts in the Cayman Islands during the three months ended September 30, 2018 and an additional $1 million in October 2018. The transaction contemplated in the MOU is contingent on several factors, including but not limited to the successful negotiation of a final agreed-upon sales price and binding transactions documents, BWSL’s ability to obtain financing for the transaction, the completion of due diligence, governmental approvals, and the conversion and repatriation of our remaining cash balances in Belize.

As of September 30, 2018 and October 31, 2018 the equivalent U.S. dollar cash amounts for our bank account deposits in Belize were approximately $3.1 million, and $2.2 million, respectively.

CW-Belize generated sales and net income of approximately $2.4 million and $1.1 million, respectively, for the nine months ended September 30, 2018. CW-Belize generated sales and net income of approximately $2.9 million and $1.4 million, respectively, for the year ended December 31, 2017.

Discussion of Cash Flows for the Nine Months Ended September 30, 2018

Our cash and cash equivalents decreased to $34.4 million as of September 30, 2018 from $47.2 million as of December 31, 2017.

Cash Flows from Operating Activities

Our operating activities provided cash of approximately $5,388,000. This net cash provided reflects net income generated for the nine months of approximately $9.3 million as adjusted for (i) various items included in the determination of net income that do not affect cash flows during the year; and (ii) changes in the other components of working capital. The more significant of such items and changes in working capital components included depreciation and amortization of approximately $5.2 million and a net increase in accounts receivable (attributable to CW-Bahamas) of approximately $7.9 million.

Cash Flows from Investing Activities

Net cash used in our investing activities was approximately $14.8 million. Additions to property, plant and equipment and construction in progress (arising from the refurbishment of the CW-Bahamas’ Windsor plant and the expansion of Cayman Water’s Abel Castillo Water Works plant) used approximately $13.7 million and $2.2 million was used for rights of way and additional land for the NSC and AdR project. This was slightly offset by $1,041,787 in collections on loans receivable from the Water Authority-Cayman (“WAC”).

Cash Flows from Financing Activities

Our financing activities used approximately $3.4 million in net cash as we paid dividends of approximately $3.8 million.

In March 2018, we repaid the original note payable of $392,000 to the former sole shareholder of Aerex. In July 2018, we increased the note payable to the former sole shareholder of Aerex by $784,000 from $294,000 to $1,078,000 and extended the maturity date to June 30, 2019.

Material Commitments, Expenditures and Contingencies

Renewal of Retail License

We sell water through our retail operations under a license issued in July 1990 by the Cayman Islands government that grants Cayman Water the exclusive right to provide potable water to customers within its licensed service area. As discussed below, this license was set to expire in July 2010 but has since been extended while negotiations for a new license take place. Pursuant to the license, Cayman Water has the exclusive right to produce potable water and distribute it by pipeline to its licensed service area, which consists of two of the three most populated areas of Grand Cayman, the Seven Mile Beach and West Bay areas. For the three months ended September 30, 2018 and 2017, we generated approximately 33% and 33%, respectively, of our consolidated revenues and 45% and 48%, respectively, of our consolidated gross profit from the retail water operations conducted pursuant to Cayman Water’s exclusive license. For the nine months ended September 30, 2018 and 2017, we generated approximately 37% and 38%, respectively, of our consolidated revenues and 51% and 52%, respectively, of our consolidated gross profit from the retail water operations conducted pursuant to Cayman Water’s exclusive license.

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

In October 2016, the Government of the Cayman Islands passed legislation which created a new utilities regulation and competition office (“OfReg”). OfReg is an independent and accountable regulatory body with a view of protecting the rights of consumers, encouraging affordable utility services, and promoting competition. OfReg, which began operations in January 2017, has the ability to supervise, monitor and regulate multiple utility undertakings and markets. Supplemental legislation was passed by the Government of the Cayman Islands in April 2017, which transferred responsibility for economic regulation of the water utility sector and the retail license negotiations from the Water Authority-Cayman (“WAC”) to OfReg in May 2017. We began license negotiations with OfReg in July 2017 and such negotiations are continuing. On November 2, 2018, we received a letter from OfReg in which OfReg rejected our most recent commercial proposal. Further, OfReg indicated that if we are unwilling to submit a new proposal offering certain additional concessions, then OfReg will have to consider its other available options. We have not yet determined how we will respond to this correspondence from OfReg. We cannot make any assurances that we will be able to reach an agreement with OfReg for a new license or that the terms of any license agreed to will be on terms as favorable to us as the terms of the license that expired January 31, 2018.

The Cayman Islands government could ultimately grant a third party a license to service some or all of Cayman Water’s present service area. However, as set forth in the existing license, “the Governor hereby agrees that upon the expiry of the term of this Licence or any extension thereof, he will not grant a licence or franchise to any other person or company for the processing, distribution, sale and supply of water within the Licence Area without having first offered such a licence or franchise to the Company on terms no less favourable than the terms offered to such other person or company.”

We are presently unable to determine what impact the resolution of our retail license negotiations will have on our cash flows, financial condition or results of operations but such resolution could result in a material reduction (or the loss) of the operating income and cash flows we have historically generated from our retail operations and could require us to record an impairment losses to reduce the carrying value of our retail segment assets. Such impairment losses could have a material adverse impact on our financial condition and results of operations.

NSC and AdR Project Development

In May 2010, we acquired, through our wholly-owned Netherlands subsidiary, Consolidated Water Cooperatief, U.A., (“CW-Cooperatief”) a 50% interest in N.S.C. Agua, S.A. de C.V. (“NSC”), a development stage Mexican company. We have since purchased, through the conversion of a loan we made to NSC, sufficient shares to raise our ownership interest in NSC to 99.99%. NSC was formed to pursue a project (the “Project”) encompassing the construction, operation and minority ownership of a 100 million gallon per day seawater reverse osmosis desalination plant to be located in northern Baja California, Mexico and accompanying pipelines to deliver water to the Mexican potable water system. As discussed in the paragraphs that follow, during 2015 the scope of the Project was defined by the State of Baja California (the “State”) to consist of a first phase consisting of a 50 million gallon per day plant and a pipeline that connects to the Mexican potable water infrastructure and a second phase consisting of an additional 50 million gallons per day of production capacity with additional pipeline infrastructure.

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

In August 2014, the State enacted new legislation to regulate Public-Private Association projects which involve the type of long-term contract between a public-sector authority and a private party that NSC is seeking to complete the Project (the “APP Law”). Pursuant to this new legislation, on January 4, 2015, NSC submitted an expression of interest for its project to the Ministry of Infrastructure and Urban Development of the State of Baja California (“SIDUE”). SIDUE accepted NSC’s expression of interest and requested that NSC submit a detailed proposal for the Project that complies with the requirements of the new legislation. NSC submitted this detailed proposal (the “APP Proposal”) to SIDUE in late March 2015. The new legislation required that such proposal be evaluated by SIDUE and submitted to the Public-Private Association Projects State Committee (the “APP Committee”) for review and authorization. If the Project was authorized the State would be required to conduct a public tender for the Project.

In response to its APP Proposal, in September 2015 NSC received a letter dated June 30, 2015 from the Director General of the Comisión Estatal del Agua de Baja California (“CEA”), the State agency with responsibility for the Project, stating that (i) the Project is in the public interest with high social benefits and is consistent with the objectives of the State development plan; and (ii) that the Project and accompanying required public tender process should be conducted. In November 2015, the State officially commenced the tender for the Project, the scope of which the State has defined as a first phase to be operational in 2019 consisting of a 50 million gallon per day plant and a pipeline that connects to the Mexican potable water infrastructure and a second phase to be operational in 2024 consisting of an additional 50 million gallons per day of production capacity with additional pipeline infrastructure. A consortium comprised of NSC, NuWater S.A.P.I. de C.V. (“NuWater”) and Degremont S.A. de C.V. (the “Consortium”) submitted its tender for the Project in April 2016 and in June 2016, the State designated the Consortium as the winner of tender process for the Project.

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

In August 2016 NSC and NuWater incorporated Newco under the name Aguas de Rosarito S.A.P.I. de C.V. (“AdR”), a special purpose company, to complete the Project and executed a shareholders agreement for AdR agreeing among other things that (i) AdR would purchase the land and other Project assets from NSC on the date that the Project begins commercial operation and (ii) AdR would enter into a Management and Technical Services Agreement with NSC effective on the first day that the Project begins commercial operation. As of December 31, 2017 and September 30, 2018, NSC owned 99.6% of the equity of AdR.

On August 22, 2016, the Public Private Partnership Agreement for public private partnership number 002/2015, bid number SIDUE-CEA-APP-2015-002 (“APP Contract”), was executed between AdR, CEA, the Government of Baja California represented by the Secretary of Planning and Finance and the Public Utilities Commission of Tijuana (“CESPT”). The APP Contract requires AdR to design, construct, finance and operate a seawater desalination plant (and accompanying aqueducts) with a capacity of up to 100 million gallons per day in two phases: the first with a capacity of 50 million gallons per day and an aqueduct to the Mexican potable water system in Tijuana, Baja California; and the second phase with a capacity of 50 million gallons per day and an aqueduct to a second delivery point in Tijuana. The first phase must be operational within 36 months of commencing construction and the second phase must be operational by July 2024. The APP Contract further requires AdR to operate and maintain the plant and aqueduct for a period of 37 years starting from the commencement of operation of the first phase. At the end of the operating period, the plant and aqueduct will be transferred to CEA.

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

In December 2016, the Congress of the State of Baja California, Mexico passed Decreto #57 which, among other things, ratified and authorized the payment obligations of the corresponding public entities under the APP Contract. During 2017, following consultations between representatives of the State of Baja California and the Ministry of Finance of the Federal Government of Mexico, it was determined that certain amendments to Decreto #57 were required to comply with recent changes to the Federal Financial Discipline Law for Federative Entities and Municipalities (the “Financial Discipline Law”). In addition, it was necessary to amend Decreto #57 to authorize the inclusion of revenues from the CESPT in the primary payment trust for the Project. These amendments were included in Decreto #168, which was approved by the Congress of the State of Baja, California in December 2017. Pursuant to the Financial Discipline Law and the terms of Decreto #57, as amended by Decreto #168, the authorization of the payment obligations of the public entities under the APP Contract expires on December 31, 2018. If the State fails to establish the various payment trusts, guaranties and bank credit lines for use by the Project authorized by Decreto #57, as amended, prior to the expiration thereof, then a further amendment of Decreto #57 will be required to extend the authorization beyond such time. If the State fails to establish the various payment trusts, guaranties and bank credit lines for use by the Project authorized by Decreto #57, as amended, prior to the expiration of such Decreto or if, following such expiration, the Congress of the State of Baja California fails to further amend Decreto #57 to extend the authorization of the payment obligations of the public entities under the APP Contract in a timely manner or at all, then AdR may be unable to proceed with the Project.

Following its issuance, two actions were filed in Mexican Courts against Decreto #168. While neither NSC nor AdR have been named as a party in these actions, based upon publicly available information (1) one of these actions consists of a challenge filed by certain members of the Congress of the State of Baja California alleging certain elements of Decreto #168 are contrary to the Mexican constitution; and (2) the other action represents an amparo (i.e. a constitutional appeal) filed by certain members of indigenous groups that alleges Decreto #168 violates certain of the human rights and individual guarantees they are afforded under the Mexican constitution. With respect to the action mentioned in (1), we understand based upon publicly available information that in August 2018 the Mexican Federal Supreme Court of Justice ruled to dismiss this action. With respect to the action mentioned in number (2), according to publicly available information, we understand that on March 27, 2018, a resolution dismissing such proceeding was issued (and subsequently published in the official lists of the corresponding court on April 16, 2018), as the claimants were not able to evidence their legal interest. On May 3, 2018, the court deciding on such action determined this resolution to be final, as the claimants did not file a remedy against it.

Both the exchange rate for the Mexico peso relative to the dollar and general macroeconomic conditions in Mexico have varied since the execution of the APP Contract. These changes have adversely impacted the estimated construction, operating, and financing costs for the Project. The APP Contract and the APP Law allow for the parties to negotiate (but do not guarantee) modifications to the consideration (i.e. water tariff) under the APP Contract in the event of such significant macroeconomic condition changes. In February 2017, AdR submitted proposals to the CEA requesting the definition of the mechanism required by the APP Contract to update the consideration under the APP Contract for changes in foreign exchange rates, lending rates and certain laws which have impacted the Project. On June 1, 2018, AdR and the CEA executed an amendment to the APP Contract which, among other things, increases the scope of Phase 1 of the Project by including the aqueduct originally designated for Phase 2, and addresses AdR’s concerns regarding the impact on the Project of changes in the exchange rate for the peso relative to the dollar and changes in interest rates that have occurred subsequent to the submission of the Consortium’s bid for the Project. As a result of this amendment to the APP Contract, the final cost of Phase 1 and the related consideration to be charged by AdR under the APP Contract will be determined based upon the bid submitted by the Consortium, the changes set forth in the amendment to the APP Contract and the economic conditions (e.g. interest rates and currency exchange rates) in effect on the financial closing date for Phase 1.

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

The political environment in Mexico has recently experienced significant changes and the new, incoming federal administration has made economic policy announcements focusing on austerity. While the long-term ramifications of such changes and announcements are unknown, in the short-term they have (i) caused certain rating agencies to lower Mexico’s sovereign credit rating, (ii) resulted in a decrease in the value of the Mexico peso and (iii) created uncertainty with respect to the incoming administration’s position on projects and contracts approved by previous administrations. The incoming federal administration has a hold on the federal government and a strong influence on many of the state and local governments and congresses, raising the possibility that the federal government will influence local politics, which could impact the State’s and the CEA’s ability to meet certain conditions required to make the APP Contract effective.

If AdR is ultimately unable to proceed with the Project due to a failure by any of the parties involved to meet the conditions necessary for the APP Contract to become effective, or for any other reason, the land NSC has purchased and the right of way deposits may lose their strategic importance derived from their association with the Project and consequently may decline in value. If AdR does not proceed with the Project, NSC may ultimately be unable to sell this land or recoup its right of way deposits for amounts at least equal to their carrying values as of September 30, 2018 of approximately $20.6 million and $3.0 million, respectively. Any loss on the sale of the land, or impairment losses NSC may be required to record as a result of a decrease in the (i) fair value of the land; or (ii) value of the rights of way arising from the inability to complete the Project, could have a material adverse impact on our financial condition and results of operations.

Included in our results of operations are general and administrative expenses from NSC and AdR, consisting of organizational, legal, accounting, engineering, consulting and other costs relating to Project development activities. Such expenses amounted to approximately $846,000 and $864,000 for the three months ended September 30, 2018 and 2017, respectively, and $2,158,000 and $2,469,000 for the nine months ended September 30, 2018 and 2017, respectively. The assets and liabilities of NSC and AdR included in our consolidated balance sheets amounted to approximately $26.2 million and $276,000, respectively, as of September 30, 2018 and approximately $23.1 million and $173,000 respectively, as of December 31, 2017.

Project Litigation Initiated by EWG

Tecate Claim:

Immediately following CW-Cooperatief’s acquisition of its initial 50% ownership in NSC, the remaining 50% ownership interest in NSC was held by an unrelated company, Norte Sur Agua, S. de R.L. de C.V. (“NSA”). NSA subsequently transferred ownership of half of its shares in NSC to EWG Water LLC (“EWG”) and the other half of its shares in NSC to Alejandro de la Vega (the “individual shareholder”). In February 2012, we paid $300,000 to enter into an agreement (the “Option Agreement”) that provided us with an option, exercisable through February 7, 2014, to purchase the shares of NSC owned by the individual shareholder for a price of $1.0 million along with an immediate usufruct and power of attorney to vote those shares. Such shares constituted 25% of the ownership of NSC as of February 2012. In May 2013, NSC repaid a $5.7 million loan payable to CW-Cooperatief by issuing additional shares of its stock. As a result of this share issuance to CW-Cooperatief, we acquired 99.99% of the ownership of NSC. The Option Agreement contained an anti-dilution provision that required us to transfer or otherwise cause the individual shareholder to acquire, for a total price of $1 (regardless of their par or market value), shares in NSC of an amount sufficient to maintain the individual shareholder’s 25% ownership interest in NSC if (i) any new shares of NSC were issued subsequent to the execution of the Option Agreement (causing the individual shareholder’s 25% ownership interest in NSC to be decreased); and (ii) we did not exercise our share purchase option by February 7, 2014. We exercised our option and paid the $1.0 million to the individual shareholder to purchase the Option Agreement shares in February 2014.

In October 2015, we learned that EWG filed a lawsuit against the individual shareholder, NSC, NSA, CW-Cooperatief, other third parties, and the Public Registry of Commerce of Tijuana, Baja California in the Civil Court located in Tecate, Baja California, Mexico. In this lawsuit, EWG challenged, among other things, the capital investment transactions that increased our ownership interest in NSC to 99.99%. EWG requested that the court, as a preliminary matter, among others: (a) suspend the effectiveness of the challenged transactions; (b) order public officials in Mexico to record the pendency of the lawsuit in the public records; and (c) appoint an inspector for NSA and NSC to oversee its commercial activities. The court granted, ex-parte, the preliminary relief sought by EWG, which resulted in the placement of inscriptions for the lawsuit on NSC’s public records.

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

On May 2, 2017, the Tecate, Mexico court declared that the initial filing of this lawsuit had expired due to EWG’s lack of activity with respect to certain actions required to proceed to trial. Further, on May 25, 2017, such court declaration became definitive. However, EWG was entitled to refile the lawsuit.

Tijuana Claim - Amparo:

In addition to the Tecate Claim, in January 2018, EWG initiated an ordinary mercantile claim (the “Tijuana Claim”) against the individual shareholder named in the Tecate Claim, NSC and CW-Cooperatief, (with AdR being named as a third party to be called to trial) before the Tenth Civil Judge in Tijuana, Baja California for Mercantile Matters (the “Tenth Civil Judge”).

The Tijuana Claim is similar to the Tecate Claim in the petitions sought by EWG. In the Tijuana Claim, EWG challenged, among other things, the transactions contemplated under the Option Agreement, and therefore, the capital investment transactions that increased the ownership interest of CW-Cooperatief in NSC to 99.99%, as a consequence of the Option Agreement. EWG requested that the court, as a preliminary matter to: (a) suspend the effectiveness of the challenged transactions; (b) order public officials in Mexico to record the pendency of the lawsuit in the public records (including a special request to register a lien over the real estate owned by NSC); (c) appoint an inspector for NSC to oversee its commercial activities; and (d) order public officials in Mexico and credit institutions abroad to refrain from authorizing or executing any legal act related with the activities of the plaintiff, the co-defendants and the third party called to trial to avoid damages to third parties, including those with whom negotiations or any form of commercial or administrative activities, or activities of any other nature related with the “Rosarito” water desalination project, are being conducted. The Tenth Civil Judge granted, ex-parte, the preliminary relief sought by EWG, which resulted in the issuance of official writs to several governmental /public entities involved with the Project, including the registration of the pendency of the lawsuit in certain public records, similarly to the Tecate Claim.

In April 2018, AdR filed an amparo (i.e. a constitutional appeal) against the official writs issued by the Tenth Civil Judge to two governmental entities. In May 2018, the amparo claim was amended to also request protection against additional official writs issued by the Tenth Civil Judge to two other governmental entities and one banking institution. In May 2018, the Third District Court for Amparo and Federal Trials in the State of Baja California with residence in Tijuana granted a temporary suspension of the effects and consequences of the claimed official writs issued by the Tenth Civil Judge pending a further determination by the Third District Court. Such suspension was granted definitely in July 2018, and in August 2018, a resolution determining that the claimed official writs are unconstitutional, was issued. EWG filed a remedy against such resolution, which has not yet been resolved.

On October 16, 2018, NSC was served with the Tijuana Claim. NSC is in the process of preparing a legal response to this claim, vigorously opposing the claims made by EWG. In addition to such legal response, NSC has filed a request to submit the Tijuana Claim to arbitration, based on certain provisions of the by-laws of NSC, as well as an appeal remedy against the preliminary relief. Neither such request nor the mentioned appeal have been resolved.

CW-Cooperatief has not been officially served with the Tijuana Claim, and AdR has not been notified that it has to appear for such trial.

We cannot presently determine what impact the resolution of the Tijuana Claim may have on the Project.

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

The water OC-Cayman sells to the WAC is produced at three reverse osmosis seawater conversion plants in Grand Cayman owned by the WAC, but designed, built and operated by OC-Cayman: the North Sound, Red Gate and North Side Water Works plants. The current operating agreements for the North Sound, Red Gate and North Side Water Works plants expire in February 2019, February 2019, and June 2019, respectively. In response to a WAC-initiated public bidding process for a new operating agreement encompassing both the North Sound and Red Gate plants, we submitted a bid for the new agreement.

On August 21, 2018, the WAC accepted OC-Cayman’s bid for the new agreement, and the WAC and OC-Cayman entered into a new five-year contract commencing on February 1, 2019 for the operation of the North Sound and Red Gate plants. The revenues for the water supplied under the new agreement, excluding the pass-through energy component, are expected to be approximately 31% less than the revenues under the current agreements, assuming comparable sales volumes. As a result of this price reduction, the revenues and operating income we will generate from the North Sound and Red Gate plants commencing February 1, 2019 will be significantly less than the revenues and operating income we presently generate from these plants under the prior agreements. The remaining terms of the new agreement are substantially consistent with those of the prior North Sound and Red Gate water supply agreements, except that under the new agreement the WAC will pay the energy costs for the operation of these plants directly to the utility company rather than reimburse OC-Cayman for these costs.

We generated total revenues of approximately $5.7 million and $7.2 million from these three plants during the nine months ended September 30, 2018 and the year ended December 31, 2017, respectively.

If we do not obtain a new bulk water supply agreement for the North Side Water Works plant, or if such new agreement is obtained on terms less favorable than our existing agreement, our results of operations and cash flows will be adversely affected.

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

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which clarifies how certain cash receipts and payments are presented in the statement of cash flows. ASU 2016-15 is effective for annual periods beginning after December 15, 2017 and early adoption is permitted. The adoption of ASU 2016-15 did not have a material impact on our financial position, results of operations or cash flows for the nine months ended September 30, 2018. For the nine months ended September 30, 2017, the adoption resulted in a reclass of approximately $1.1 million from investing activities to operating activities in the condensed consolidated statement of cash flows related to the distribution of earnings from OC-BVI.

Effect of newly issued but not yet effective accounting standards

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which amends the guidance relating to the definition of a lease, recognition of lease assets and liabilities on the balance sheet, and the related disclosure requirements. In July 2018, the FASB issued ASU 2018-11, Leases: Targeted Improvements, which amends the new leasing guidance such that entities may elect not to restate their comparative periods in the period of adoption. The guidance requires lessees to recognize an asset and liability on the balance sheet for all of their lease obligations. Operating leases were previously not recognized on the balance sheet. ASU 2016-02 is effective for annual reporting periods beginning after December 15, 2018 and early adoption is permitted. We will adopt the standard using the modified retrospective method for its existing leases and expects that this standard will increase lease assets and lease liabilities on the condensed consolidated balance sheets. We intend to elect certain practical expedients and will carry forward historical conclusions related to (1) contracts that contain leases, (2) existing lease classification for any expired or existing leases, and (3) initial direct costs for any existing leases. We will also apply the practical expedient that will allow us to elect, as an accounting policy, by asset class, to include both lease and non-lease components as a single component and account for it as a lease. We will apply the short-term lease exception for lessees which will allow us to not have to apply the recognition requirements of the new leasing guidance for short-term leases and to recognize lease payments in net income on a straight-line basis over the lease term. We will also apply the practical expedient related to land easements, allowing us to carry forward our accounting treatment for land easements on existing agreements. Based on an analysis we performed, the adoption of this new lease standard is not expected to have a material impact on our financial position, results of operations or cash flows.

Dividends

•	On January 31, 2018, we paid a dividend of $0.085 to shareholders of record on January 3, 2018.
•	On April 30, 2018, we paid a dividend of $0.085 to shareholders of record on April 2, 2018.
•	On July 31, 2018, we paid a dividend of $0.085 to shareholders of record on July 2, 2018.
•	On August 14, 2018, our Board declared a dividend of $0.085 payable on October 31, 2018 to shareholders of record on October 1, 2018.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

CW-Bali

In October 2017, CW-Bali’s sole remaining customer filed a lawsuit in the district court of Denpasar, Bali, Indonesia against CW-Bali, CW-Bali’s President, and our Chief Financial Officer in his capacity as the President of CW-Bali’s Board of Commissioners (i.e. Directors) seeking compensatory damages of 57.1 billion rupiahs and punitive damages of 26 billion rupiahs as a result of the anticipated breach of this customer’s water supply agreement that will arise from CW-Bali’s planned cessation of operations. Such damages were equivalent to approximately $3.8 million and $1.7 million, respectively, based upon the exchange rate between the dollar and the rupiah as of September 30, 2018. In April 2018, the Denpasar court ruled that it had no authority to adjudicate the case due to a clause in the water supply agreement that requires all disputes to be handled through arbitration in Singapore. However, the customer immediately filed an appeal with respect to the Denpasar court ruling. In October 2018, the Denpasar appeals court issued its ruling which upheld the previous court’s ruling, thereby denying the customer’s appeal.

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

Tijuana Claim - Amparo:

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

CW-Bahamas’ accounts receivable balances due from the WSC amounted to $16.1 million as of September 30, 2018 as compared to $9.1 million as of December 31, 2017. The increase in these accounts receivable has adversely impacted the liquidity of this subsidiary.

CW-Bahamas has also experienced similar delays in collecting its accounts receivable from the WSC in prior years, and at times has held accounts receivable balances from the WSC in amounts comparable to the September 30, 2018 balance. During these periods, we arranged meetings and held discussions with representatives of the WSC and the Bahamas government to formulate a payment schedule for WSC’s delinquent accounts receivable and such amounts were subsequently paid in full. Based upon this payment history, we have never been required to provide an allowance for doubtful accounts for any of CW-Bahamas’ accounts receivable, even though CW-Bahamas periodically has been owed substantial delinquent balances.

In October 2018, the Bahamas’ Ministry of Finance provided CW-Bahamas with a proposed payment schedule to pay WSC’s delinquent accounts receivable as of September 30, 2018 in full by June 2019. If the Bahamas’ Ministry of Finance does not adhere to this proposed payment schedule, or the WSC continues to be significantly delinquent in paying CW-Bahamas’ invoices, then in the coming months one or more of the following events may occur: (i) CW-Bahamas may not have sufficient liquidity to continue normal operations; (ii) we may be required to cease the recognition of revenues on CW-Bahamas’ water supply agreements with the WSC; and (iii) we may be required to provide an allowance for CW-Bahamas’ accounts receivable. Any of these events could have a material adverse impact on our results of operations, financial position and cash flows.

Our exclusive license to provide water to retail customers in the Cayman Islands may not be renewed in the future.

In the Cayman Islands, we provide water to retail customers under a license issued in July 1990 by the Cayman Islands government that grants our subsidiary, Cayman Water, the exclusive right to provide water to retail customers within our licensed service area. Pursuant to the license, we have the exclusive right to produce potable water and distribute it by pipeline to our licensed service area, which consists of two of the three most populated areas of Grand Cayman, the Seven Mile Beach and West Bay areas. For the three months ended September 30, 2018 and 2017, we generated approximately 33% and 33%, respectively, of our consolidated revenues and 45% and 48%, respectively, of our consolidated gross profit from the retail water operations conducted pursuant to Cayman Water’s exclusive license. For the nine months ended September 30, 2018 and 2017, we generated approximately 37% and 38%, respectively, of our consolidated revenues and 51% and 52%, respectively, of our consolidated gross profit from the retail water operations conducted pursuant to Cayman Water’s exclusive license.

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

In October 2016, the Government of the Cayman Islands passed legislation which created a new utilities regulation and competition office (“OfReg”). OfReg is an independent and accountable regulatory body with a view of protecting the rights of consumers, encouraging affordable utility services, and promoting competition. OfReg, which began operations in January 2017, has the ability to supervise, monitor and regulate multiple utility undertakings and markets. Supplemental legislation was passed by the Government of the Cayman Islands in April 2017, which transferred responsibility for economic regulation of the water utility sector and the retail license negotiations from the Water Authority-Cayman (“WAC”) to OfReg in May 2017. We began license negotiations with OfReg in July 2017 and such negotiations are continuing. On November 2, 2018, we received a letter from OfReg in which OfReg rejected our most recent commercial proposal. Further, OfReg indicated that if we are unwilling to submit a new proposal offering certain additional concessions, then OfReg will have to consider its other available options. We have not yet determined how we will respond to this correspondence from OfReg. We cannot make any assurances that we will be able to reach an agreement with OfReg for a new license or that the terms of any license agreed to will be on terms as favorable to us as the terms of the license that expired January 31, 2018.

The resolution of these license negotiations could result in a material reduction (or the loss) of the operating income and cash flows we have historically generated from our Cayman Water retail operations and could require us to record impairment losses to reduce the carrying values of our retail segment assets. Such impairment losses could have a material adverse impact on our financial condition and results of operations.

Our bulk water supply agreements in the Cayman Islands may not be renewed or may be renewed on terms less favorable to us.

All of our bulk water supply agreements are for fixed terms, and such agreements for plants that we operate but are owned by our customers provide for our customers to take over the operations of the plant upon expiration of the agreements.

Our bulk water supply agreement with the WAC for their North Side Water Works plant expires in June 2019. The current operating agreements for the North Sound and Red Gate plants expire in February 2019; however, the WAC and OC-Cayman have entered into a new five-year contract commencing on February 1, 2019 for the operation of the North Sound and Red Gate plants.

We generated total revenues of approximately $5.7 million and $7.2 million from these three plants during the nine months ended September 30, 2018 and the year ended December 31, 2017, respectively.

If we do not obtain a new bulk water supply agreement for the North Side Water Works plant, or if such new agreement is obtained on terms less favorable to us than our existing agreement, our results of operations and cash flows will be adversely affected.

We have paid $23.8 million for land, rights of way and equipment and incurred development expenses of approximately $26.7 million to date for a possible project in Mexico. We expect to expend significant additional funds in 2018 to continue to pursue this project. However, we may not be successful in completing this project.

We own 99.99% of N.S.C. Agua, S.A. de C.V. (“NSC”), a development stage Mexico company formed to pursue a project encompassing the construction, operation and minority ownership of a 100 million gallon per day seawater reverse osmosis desalination plant to be located in northern Baja California, Mexico and an accompanying pipeline to deliver water to the Mexican potable water system (the “Project”). As of September 30, 2018, our consolidated balance sheet includes purchases for the Project of approximately $23.8 million for land, rights of way and equipment. The Project development activities we have conducted, which include conducting an equipment piloting plant and water data collection program at the proposed feed water source, completing various engineering studies and obtaining various governmental permits, have resulted in additional developmental expenses totaling $26.7 million from 2010 through September 30, 2018.

In August 2014, the State of Baja California (the “State”) enacted new legislation to regulate Public-Private Association projects which involve the type of long-term contract between a public-sector authority and a private party that NSC is seeking to complete the Project (the “APP Law”). Pursuant to this new legislation, in November 2015 the State officially commenced a tender process for the Project, the scope of which the State defined as a first phase to be operational in 2019 consisting of a 50 million gallon per day plant and a pipeline that connects to the Mexican potable water infrastructure and a second phase to be operational in 2024 consisting of an additional 50 million gallons per day of production capacity. A consortium comprised of NSC, NuWater S.A.P.I. de C.V. (“NuWater”) and Degremont S.A. de C.V. (the “Consortium”) submitted its tender for the Project in April 2016 and in June 2016, the State designated the Consortium as the winner of the tender process for the Project.

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

On August 22, 2016, the Public Private Partnership Agreement for public private partnership number 002/2015, bid number SIDUE-CEA-APP-2015-002 (“APP Contract”), was executed between AdR, the Comisión Estatal del Agua de Baja California (“CEA”), the Government of Baja California represented by the Secretary of Planning and Finance and the Public Utilities Commission of Tijuana (“CESPT”). The APP Contract requires AdR to design, construct, finance and operate a seawater desalination plant (and accompanying aqueducts) with a capacity of up to 100 million gallons per day in two phases: the first with a capacity of 50 million gallons per day and an aqueduct to the Mexican potable water system in Tijuana, Baja California; and the second phase with a capacity of 50 million gallons per day and an aqueduct to a second delivery point in Tijuana. The first phase must be operational within 36 months of commencing construction and the second phase must be operational by July 2024. The APP Contract further requires AdR to operate and maintain the plant and aqueducts for a period of 37 years starting from the commencement of operation of the first phase. At the end of the operating period, the plant and aqueducts will be transferred to CEA.

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

In December 2016, the Congress of the State of Baja California, Mexico passed Decreto #57 which, among other things, ratified and authorized the payment obligations of the corresponding public entities under the APP Contract. During 2017, following consultations between representatives of the State of Baja California and the Ministry of Finance of the Federal Government of Mexico, it was determined that certain amendments to Decreto #57 were required to comply with recent changes to the Federal Financial Discipline Law for Federative Entities and Municipalities (the “Financial Discipline Law”). In addition, it was necessary to amend Decreto #57 to authorize the inclusion of revenues from the CESPT in the primary payment trust for the Project. These amendments were included in Decreto #168, which was approved by the Congress of the State of Baja California in December 2017. Pursuant to the Financial Discipline Law and the terms of Decreto #57, as amended by Decreto #168, the authorization of the payment obligations of the public entities under the APP Contract expires on December 31, 2018. If the State fails to establish the various payment trusts, guaranties and bank credit lines for use by the Project authorized by Decreto #57, as amended, prior to the expiration thereof, then a further amendment of Decreto #57 will be required to extend the authorization beyond such time. If the State fails to establish the various payment trusts, guaranties and bank credit lines for use by the Project authorized by Decreto #57, as amended, prior to the expiration of such Decreto or if, following such expiration, the Congress of the State of Baja California fails to further amend Decreto #57 to extend the authorization of the payment obligations of the public entities under the APP Contract in a timely manner or at all, then AdR may be unable to proceed with the Project.

Following its issuance, two actions were filed in Mexican Courts against Decreto #168. While neither NSC nor AdR have been named as a party in these actions, based upon publicly available information (1) one of these actions consists of a challenge filed by certain members of the Congress of the State of Baja California alleging certain elements of Decreto #168 are contrary to the Mexican constitution; and (2) the other action represents an amparo (i.e. a constitutional appeal) filed by certain members of indigenous groups that alleges Decreto #168 violates certain of the human rights and individual guarantees they are afforded under the Mexican constitution. With respect to the action mentioned in (1), we understand based upon publicly available information that in August 2018 the Mexican Federal Supreme Court of Justice ruled to dismiss this action. With respect to the action mentioned in number (2), according to publicly available information, we understand that on March 27, 2018, a resolution dismissing such proceeding was issued (and subsequently published in the official lists of the corresponding court on April 16, 2018), as the claimants were not able to evidence their legal interest. On May 3, 2018, the court deciding on such action determined this resolution to be final, as the claimants did not file a remedy against it.

Both the exchange rate for the Mexico peso relative to the dollar and general macroeconomic conditions in Mexico have varied since the execution of the APP Contract. These changes have adversely impacted the estimated construction, operating, and financing costs for the Project. The APP Contract and the APP Law allow for the parties to negotiate (but do not guarantee) modifications to the consideration (i.e. water tariff) under the APP Contract in the event of such significant macroeconomic condition changes. In February 2017, AdR submitted proposals to the CEA requesting the addition of a mechanism in the APP Contract to update the consideration under the APP Contract for changes in foreign exchange rates, lending rates and certain laws which have impacted the Project. On June 1, 2018, AdR and the CEA executed an amendment to the APP Contract which, among other things, increases the scope of Phase 1 of the Project by including the aqueduct originally designated for Phase 2, and addresses AdR’s concerns regarding the impact on the Project of changes in the exchange rate for the peso relative to the dollar and changes in interest rates that have occurred subsequent to the submission of the Consortium’s bid for the Project. As a result of this amendment to the APP Contract, the final cost of Phase 1 and the related consideration to be charged by AdR under the APP Contract will be determined based upon the bid submitted by the Consortium, the changes set forth in the amendment to the APP Contract and the economic conditions (e.g. interest rates and currency exchange rates) in effect on the financial closing date for Phase 1.

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

The political environment in Mexico has recently experienced significant changes and the new, incoming federal administration has made economic policy announcements focusing on austerity. While the long-term ramifications of such changes and announcements are unknown, in the short-term they have (i) caused certain rating agencies to lower Mexico’s sovereign credit rating, (ii) resulted in a decrease in the value of the Mexico peso and (iii) created uncertainty with respect to the incoming administration’s position on projects and contracts approved by previous administrations. The incoming federal administration has a hold on the federal government and a strong influence on many of the state and local governments and congresses, raising the possibility that the federal government will influence local politics, which could impact the State’s and the CEA’s ability to meet certain conditions required to make the APP Contract effective.

If AdR is ultimately unable to proceed with the Project due to a failure by any of the parties involved to meet the conditions necessary for the APP Contract to become effective, or for any other reason, the land NSC has purchased and the right of way deposits may lose their strategic importance derived from their association with the Project and consequently may decline in value. If AdR does not proceed with the Project, NSC may ultimately be unable to sell this land or recoup its right of way deposits for amounts at least equal to their carrying values as of September 30, 2018 of approximately $20.6 million and $3.0 million, respectively. Any loss on the sale of the land, or impairment losses NSC may be required to record as a result of a decrease in the (i) fair value of the land; or (ii) value of the rights of way arising from the inability to complete the Project could have a material adverse impact on our financial condition and results of operations.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In July 2018, we issued 745 shares of preferred stock to six employees for cash at a price of $9.72 per share. The issuance of the preferred stock to three of the employees was exempt from registration under Regulation S promulgated under the Securities Act of 1933, as amended (the “Securities Act”) because the shares were issued outside of the United States to non-US persons (as defined in Regulation S). Three of the employees are US persons and the issuance of such shares to them was exempt under Section 4(a)(2) of the Securities Act. The US persons are knowledgeable, sophisticated and experienced in making investment decisions of this kind and received adequate information about us or had adequate access, including through the employee’s business relationship with us, to information about us.

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

Date: November 8, 2018

