Form 10-K
period 2018-12-31
Consolidated Water Co. Ltd.
filed 2019-03-18
CIK 928340

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Sec. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes ☒       No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this 10-K or any amendments to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definition of “large accelerated filer”, “accelerated filer”, “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Yes ☐       No ☒

The aggregate market value of common stock held by non-affiliates of the registrant, based on the closing sales price for the registrant’s common shares, as reported on the NASDAQ Global Select Market on June 30, 2018, was $188,091,275.

As of March 8, 2019, 15,009,770 shares of the registrant’s common shares were outstanding.

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

Overview

We develop and operate seawater desalination plants (that utilize reverse osmosis technology) and water distribution systems in areas where naturally occurring supplies of potable water are scarce. Through our subsidiaries and affiliate, we provide the following services to our customers in the Cayman Islands, The Bahamas, Belize, the British Virgin Islands, the United States and Indonesia:

•	Retail Water Operations. We produce and supply water to end-users, including residential, commercial and government customers in the Cayman Islands under an exclusive retail license issued by the Cayman Islands government to provide water in two of the three most populated and rapidly developing areas on Grand Cayman Island. We also have a desalination plant in Bali, Indonesia that sells water to resort and residential properties. In 2018, our retail water operations generated approximately 39% of our consolidated revenues. Substantially all of our retail revenues were generated by our Grand Cayman operations.

•	Bulk Water Operations. We produce and supply water to government-owned distributors in the Cayman Islands and The Bahamas. In 2018, our bulk water operations generated approximately 47% of our consolidated revenues. As of and through December 31, 2018, we also supplied water in Belize, however, in February 2019, we completed the sale (which was effective as of January 1, 2019) of this subsidiary to our government-controlled customer in Belize. Accordingly, our results of continuing operations no longer include the results of this Belize subsidiary. CW-Belize’s results of operations for 2018 and 2017 are reflected in our consolidated results of operations as net income from discontinued operations.

•	Services Operations. We provide desalination plant management and operating services to affiliated companies and design, construct and sell desalination plants to third parties. In 2018, our services operations generated approximately 3% of our consolidated revenues.

•	Manufacturing Operations. We manufacture and service a wide range of water-related products and provide design, engineering, management, operating and other services applicable to commercial, municipal and industrial water production, supply and treatment as a result of our 51% equity ownership of Aerex Industries, Inc. Substantially all of Aerex’s customers are U.S. companies. In 2018, our manufacturing operations generated approximately 11% of our consolidated revenues.

•	Affiliate Operations. We own 50% of the voting rights and 43.53% of the equity rights of Ocean Conversion (BVI) Ltd., which produces and supplies bulk water to the British Virgin Islands Water and Sewerage Department.

As of December 31, 2018, the number of plants we, or our affiliate, operated in each country and the production capacities of these plants are as follows:

Location	Plants	Capacity(1)
Cayman Islands	6	8.9
Bahamas	3	14.9
Belize	1	0.6
British Virgin Islands	2	0.8
Bali	1	0.3
Total	13	25.5

(1)	In millions of gallons per day.

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

Key elements of our strategy include:

Maximizing our existing operations in the Cayman Islands and The Bahamas. We plan to continue to seek new water supply agreements and renewals of our existing supply agreements, and to pursue increases in our production levels in our two largest existing markets.

Penetrating new markets. We plan to continue to seek opportunities to profitably expand our existing operations into new markets that have significant unfulfilled demands for potable water and/or our other products. These markets include the rest of the Caribbean, Mexico, the United States and any other areas where we believe we can be successful. We may pursue these opportunities either on our own or through joint ventures, strategic alliances and/or acquisitions.

Broadening our existing revenue sources with complementary products, services and businesses. We plan to pursue opportunities to leverage our water-related expertise to enter complementary industries that can serve as viable complements to our existing businesses. We may pursue these opportunities either on our own or through joint ventures, strategic alliances and/or acquisitions.

Our Company

We conduct our operations in the Cayman Islands, The Bahamas, the British Virgin Islands, Mexico, the United States and Indonesia through our subsidiaries and our affiliate. The following chart details our corporate organizational structure.

Retail Segment

Cayman Water Company Limited (“Cayman Water”). Cayman Water operates under an exclusive retail license granted by the Cayman Islands government to provide water to customers within a prescribed service area on Grand Cayman that includes the Seven Mile Beach and West Bay areas, two of the three most populated areas in the Cayman Islands. Cayman Water owns and operates three seawater reverse osmosis desalination plants and is the only non-government-owned public water utility on Grand Cayman.

PT Consolidated Water Bali (“CW-Bali”). We own 95% of CW-Bali, an Indonesian company. CW-Bali owns and operates a desalination plant that provides water to resort and residential properties in the Nusa Dua area of Bali, Indonesia.

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

Manufacturing Segment

Consolidated Water U.S. Holdings, Inc. (“CW-Holdings”) and Aerex Industries, Inc. (“Aerex”). In 2016, we purchased, through a newly formed wholly-owned U.S. subsidiary (CW-Holdings), a 51% interest in Aerex, a U.S. company located in Fort Pierce, Florida. Aerex is an original equipment manufacturer and service provider of a wide range of products and services applicable to desalination, municipal water treatment and industrial water and wastewater treatment. Its products include reverse osmosis desalination equipment, membrane separation equipment, filtration equipment, piping systems, vessels and custom fabricated components. Aerex also offers engineering, design, consulting, inspection, training and equipment maintenance services to its customers.

Affiliate

Ocean Conversion (BVI) Ltd. (“OC-BVI”). We own 50% of the voting stock of OC-BVI, a British Virgin Islands company, which sells bulk water to the Government of the British Virgin Islands Water and Sewerage Department. We own an overall 43.53% equity interest in OC-BVI’s profits and certain profit-sharing rights that raise our effective interest in OC-BVI’s profits to approximately 45%. OC-BVI also pays our subsidiary, DesalCo Limited, fees for certain engineering and administrative services. We account for our investment in OC-BVI under the equity method of accounting.

Discontinued Operations

As of and through December 31, 2018, we sold bulk water in Belize through our wholly-owned subsidiary CW-Belize, which is the exclusive provider of water in Ambergris Caye to Belize Water Services Ltd. (“BWSL”), a government-controlled entity which distributes the water through its own pipeline system to residential, commercial and tourist properties. BWSL distributes water primarily to residential properties, small hotels, and businesses that serve the tourist market. CW-Belize was included in our bulk segment.

In February 2019, we completed the sale (which was effective as of January 1, 2019) of CW-Belize to BWSL. See further discussion of this sale at Note 3 of the Notes to the Consolidated Financial Statements at ITEM 8.

Our Operations

For fiscal year 2018, our retail water, bulk water, services and manufacturing segments generated approximately 39%, 47%, 3% and 11%, respectively, of our consolidated revenues. For additional information about our business segments and geographical information about our operating revenues and long-lived assets, see Note 17 to our consolidated financial statements at ITEM 8 of this Annual Report.

Retail Water Operations

For fiscal years 2018 and 2017, our retail water operations accounted for approximately 39%, and 39%, respectively, of our consolidated revenues. This business produces and supplies water to end-users, including residential, commercial and government customers in the Cayman Islands and Bali, Indonesia.

Retail Operations in the Cayman Islands

We sell water through our retail operations to a variety of residential and commercial customers through our wholly-owned subsidiary, Cayman Water, which operated under an exclusive license issued to us by the Cayman Islands government that expired in January 2018. Pursuant to the license, we had the exclusive right to produce potable water and distribute it by pipeline to our licensed service area which consists of two of the three most populated areas of Grand Cayman Island: Seven Mile Beach and West Bay.

The license was originally scheduled to expire in July 2010 but was extended several times by the Cayman Islands government in order to provide the parties with additional time to negotiate the terms of a new license agreement. The most recent extension of the license expired on January 31, 2018. We continue to provide water subsequent to January 31, 2018 on a month-to-month “good faith” basis under the terms of the expired license in order to allowed for the continuation of negotiations for a new license without interruption to an essential service.

In 2016, the Government of the Cayman Islands passed legislation which created a new utilities regulation and competition office (“OfReg”). OfReg is an independent and accountable regulatory body with a view of protecting the rights of consumers, encouraging affordable utility services, and promoting competition. OfReg, which began operations in January 2017, has the ability to supervise, monitor and regulate multiple utility undertakings and markets. Supplemental legislation was passed by the Government of the Cayman Islands in April 2017, which transferred responsibility for economic regulation of the water utility sector and the retail license negotiations from the WAC to OfReg in May 2017. We began license negotiations with OfReg in July 2017 and such negotiations are continuing.

Under the terms of its previous license (and subsequent to the expiration of the license in January 2018), Cayman Water pays a royalty to the government of 7.5% of its gross retail water sales revenues (excluding energy cost adjustments). The selling prices of water sold to its customers are determined by the license and vary depending upon the type and location of the customer and the monthly volume of water purchased. The license provides for an automatic adjustment for inflation or deflation on an annual basis, subject to temporary limited exceptions, and an automatic adjustment for the cost of electricity on a monthly basis. The WAC, on behalf of the government, previously reviewed and confirmed the calculations of the price adjustments for inflation and electricity costs. Effective May 22, 2017, regulatory responsibility for the water utility sector was transferred from the WAC to OfReg and all reviews and confirmations of calculations of the price adjustments for inflation and electricity costs are now performed by OfReg.

See also ITEM 1.A. RISK FACTORS and ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Material Commitments, Expenditures and Contingencies – Cayman Water Retail License.

Our retail operations in the Cayman Islands produce potable water at three seawater reverse osmosis desalination plants in Grand Cayman located at our Abel Castillo Water Works (“ACWW”), Britannia and West Bay sites. We own the land for our ACWW and West Bay plants and have entered into a lease for the land for our Britannia plant that expires January 1, 2027. The current production capacity of the plant located at ACWW is 2.0 million gallons of water per day. The production capacity of the Britannia plant is 715,000 gallons of water per day. The production capacity of the West Bay plant is 885,000 gallons of water per day.

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

We bill our customers on a monthly basis based on metered consumption and bills are typically collected within 30 to 35 days after the billing date. Receivables not collected within 45 days subject the customer to disconnection from water service. In 2018 and 2017, bad debts represented less than 1% of our total annual retail sales. In addition to their past due invoice balance, customers that have had their service disconnected must pay re-connection charges.

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

Retail Operations in Bali, Indonesia

Our subsidiary, CW-Bali, completed the construction of, and in 2013 began operating, a seawater reverse osmosis desalination plant with an initial capacity of 790,000 gallons per day in Nusa Dua, one of the primary tourist areas of Bali, Indonesia. Nusa Dua has a target customer profile consisting of tourist resorts and luxury/vacation residences comparable to our retail service area on Grand Cayman. We believed the water demands of these properties in Nusa Dua already exceeded the supply capacity of the local public water utility and would soon exceed other local sources (such as wells), and that other areas of Bali would also eventually experience fresh water shortages. Since desalination had not been employed to any meaningful extent in Bali, we concluded that to obtain customers in Bali we were required to first demonstrate the viability of desalination as well as our capabilities and expertise. Consequently, we elected to construct this plant before obtaining water supply agreements for its production.

Since its inception, we have recorded operating losses for CW-Bali as the sales volumes for its plant have not been sufficient to cover its operating costs. In May 2017, after considering CW-Bali’s historical and projected operating losses, its on-going funding requirements, the current business and economic environment in Bali and our inability to obtain a strategic partner for CW-Bali, our Board of Directors formally resolved to discontinue CW-Bali’s operations. Shortly thereafter, we reduced the capacity of CW-Bali’s plant to 264,000 gallons per day by transferring two of its reverse osmosis desalination units to other operations. We planned to cease the production of water in Bali, sell our stock in CW-Bali or CW-Bali’s net assets, and exit the Bali market at the earliest practical date, which we initially believed would be no later than March 31, 2018. However, in October 2017, CW-Bali’s sole remaining customer filed a lawsuit in Bali, Indonesia against CW-Bali seeking compensatory and punitive damages. This lawsuit was ultimately resolved in our favor and we are presently seeking to dispose of our investment in CW-Bali. As a result of impairment losses recorded in prior years, the carrying value of our remaining investment in CW-Bali is immaterial to our consolidated financial condition. CW-Bali’s operations were also immaterial to our consolidated results of operations for 2018.

See further discussion of CW-Bali at ITEM 3. LEGAL PROCEEDINGS and ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Bulk Water Operations

For fiscal years 2018 and 2017, our bulk water operations accounted for approximately 47% and 48%, respectively, of our consolidated revenues. These operations produce potable water from seawater and sell this water to governments in the Cayman Islands and The Bahamas.

Bulk Water Operations in the Cayman Islands

Through our wholly-owned subsidiary OC-Cayman we provide bulk water to the WAC, a government-owned utility and regulatory agency, under various agreements. The WAC in turn distributes that water to properties in Grand Cayman outside of our retail license area.

The water we sell to the WAC is produced at three seawater reverse osmosis desalination plants in Grand Cayman owned by the WAC but designed, built and operated by OC-Cayman: the North Sound, Red Gate and North Side Water Works (“NSWW”) plants, which have production capacities of approximately 1.6 million, 1.3 million and 2.4 million gallons of water per day, respectively. The plants we operate for the WAC are located on land owned by the WAC.

The previous operating agreements for the North Sound and Red Gate plants expired in February 2019. In response to a public bidding process for a new operations and maintenance agreement encompassing both the North Sound and Red Gate plants, OC-Cayman submitted a bid for the new agreement.

In August 2018, the WAC accepted OC-Cayman’s bid for the new agreement, and the WAC and OC-Cayman entered into a new five-year contract commencing on February 1, 2019 for the operation of the North Sound and Red Gate plants. The terms of the new agreement are substantially consistent with those of the prior North Sound and Red Gate water supply agreements, except that (i) we have decreased the price we charge for the water supplied; and (ii) under the new agreement the WAC pays the energy costs for the operation of these plants directly to the utility company rather than paying OC-Cayman pass -through energy charges for these costs. The per gallon price we charged for the water supplied under the new agreement in February 2019, excluding the effect of the pass-through energy component, was approximately 25% less than the per gallon rate we charged in February 2018 under the prior agreements. As a result of this price reduction (and assuming comparable sales volumes), the revenues and operating income we generate from the North Sound and Red Gate plants commencing February 1, 2019 will be less than the revenues and operating income we have historically generated from these plants under the previous agreements.

The operations and maintenance agreement for the NSWW plant expires in June 2019. Pursuant to a public bidding process, in February 2019, we submitted our bid to operate and maintain this plant for a period of seven years after the current contract expires and are awaiting the results of the bidding process and the decision of the WAC.

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

Our water supply agreement with the WSC for our Windsor plant, which has a capacity of 2.8 million gallons per day, expires in August 2033 and requires us to deliver a minimum of 16.8 million gallons per week. Pursuant to this agreement, CW-Bahamas was required to complete capital improvements to the Windsor plant to ensure that the plant can meet its performance guarantees during the agreement period. These improvements were completed during the fourth quarter of 2018.

We supply water from the Blue Hills plant, our Company’s largest seawater reverse osmosis desalination facility with a capacity of 12.0 million gallons per day, under the terms of a water supply agreement with the WSC that expires in March 2032 that requires us to deliver and requires the WSC to purchase a minimum of 63.0 million gallons of water each week.

The Bimini plant has a capacity of 115,000 gallons per day and supplies water to a private resort under a water supply agreement that expires in December 2020.

The high-pressure pumps at our Windsor and Blue Hills plants in The Bahamas are diesel engine-driven. Electricity for the remainder of our plant operations is supplied by Bahamas Power and Light, formally known as Bahamas Electricity Corporation. We maintain a standby generator with sufficient capacity to operate essential equipment at our Windsor and Blue Hills plants and are able to produce 100% of the production capacity with these plants during temporary interruptions in the electricity supply.

Services Operations

For fiscal years 2018 and 2017, our services operations accounted for approximately 3% and 1%, respectively, of our consolidated revenues. Presently, our services operations are providing management and purchasing services to our affiliate OC-BVI in the British Virgin Islands. In the past, we have also provided services to the WAC and to the WSC.

We provide design, engineering and construction services for desalination projects through DesalCo, which is recognized by suppliers as an original equipment manufacturer of seawater reverse osmosis desalination plants. DesalCo also provides management and procurement services for desalination plants and engineering services relating to municipal water production, distribution and treatment. DesalCo also conducts research and development. DesalCo sometimes tests new components and technology offered by suppliers in our business and, at times, we collaborate with suppliers in the development of their products.

Manufacturing Operations

For fiscal years 2018 and 2017, our manufacturing operations accounted for approximately 11% and 12%, respectively, of our consolidated revenues. Our manufacturing operations consists of Aerex, an original equipment manufacturer and service provider of a wide range of products and services applicable to desalination, municipal water treatment and industrial water and wastewater treatment. Its products include reverse osmosis desalination equipment, membrane separation equipment, filtration equipment, piping systems, vessels and custom fabricated components. Aerex also offers engineering, design, consulting, inspection, training and equipment maintenance services to its customers. Aerex’s manufacturing facility and headquarters are located in Fort Pierce, Florida and substantially all of its customers are U.S. companies. We acquired our 51% ownership interest in Aerex in 2016.

Affiliate Operations

Our affiliate, OC-BVI, sells water to the Government of the British Virgin Islands Water and Sewerage Department (“BVIW&S”). We own 50% of the voting shares of OC-BVI and have an overall 43.53% equity interest in the profits of OC-BVI. We also own separate profit-sharing rights in OC-BVI that raise our effective interest in OC-BVI’s profits from 43.53% to approximately 45%. Sage Water Holdings (BVI) Limited (“Sage”) owns the remaining 50% of the voting shares of OC-BVI and the remaining 55% interest in its profits. Under the Articles of Association of OC-BVI, we have the right to appoint three of the six directors of OC-BVI. Sage is entitled to appoint the remaining three directors. In the event of a tied vote of the directors, the President of the Caribbean Water and Wastewater Association, a regional trade association comprised primarily of government representatives, is entitled to appoint a junior director to cast a deciding vote.

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

Reverse Osmosis Technology

The conversion of seawater to potable water is called desalination. The two primary forms of desalination are distillation and reverse osmosis. Both methods are used throughout the world and technologies are improving to lower the costs of production. Reverse osmosis is a fluid separation process in which the saline water (i.e. seawater) is pressurized and the fresh water is separated from the saline water by passing through a semi-permeable membrane which rejects the salts. The saline water is first passed through a pretreatment system, which generally consists of fine filtration and treatment chemicals, if required. Pre-treatment removes suspended solids and organics which could cause fouling of the membrane surface. Next, a high-pressure pump pressurizes the saline water thus enabling approximately 40% conversion of the saline water to fresh water as it passes through the membrane, while more than 99% of the dissolved salts are rejected and remain in the now concentrated saline water. This concentrate is discharged without passing through the membrane, and the remaining hydraulic energy in the concentrate is transferred to the initial saline feed water with an energy recovery device thus reducing the total energy requirement for the reverse osmosis system. The final step is post-treatment, which consists of stabilizing the produced fresh water (thereby removing undesirable dissolved gases), adjusting the pH and (if necessary) the mineral content, and providing chlorination to prepare it for distribution.

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

The Cayman Islands have no taxes on profits, income, distributions, capital gains or appreciation. We have exemptions from, or receive concessionary rates of customs duties on, certain capital expenditures for plant and major consumable spare parts and supplies imported into the Cayman Islands under our retail water license. We do not pay import duty or taxes on reverse osmosis membranes, electric pumps and motors, and chemicals, but we do pay duty at the rate of 10% of the cost, including insurance and transportation to the Cayman Islands, of other plant and associated materials and equipment to manufacture or supply water in the Seven Mile Beach or West Bay areas. We have been advised by the Government of the Cayman Islands that we will not receive any duty concessions in our new retail water license.

The Bahamas

The Commonwealth of The Bahamas is an independent nation and a constitutional parliamentary democracy with the Queen of England as the constitutional head of state. The basis of the Bahamian law and legal system is the English common law tradition with a Supreme Court, Court of Appeals, and a Magistrates court.

Under the current laws of the Commonwealth of The Bahamas, no income, corporation, capital gains or similar taxes are payable by us. We are required to pay an annual business license fee (the calculation of which is based on our preceding year’s financial statements) which to date has not been material to the results of our Bahamas operations. We are also required to pay a value added tax on materials and services we purchase.

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

Market and Service Area

Although we currently operate in the Cayman Islands, The Bahamas, the British Virgin Islands, the United States and Indonesia, we believe that our potential market consists of any location where a need exists for potable water and with access to seawater or brackish water. The desalination of seawater, either through distillation or reverse osmosis, is the most widely used process for producing potable water in areas with an insufficient natural supply. We believe our experience in the development and operation of reverse osmosis desalination plants will provide us with significant opportunities to successfully expand our operations beyond the markets in which we currently operate.

Cayman Islands. The Cayman Islands government, through the WAC, supplies water to the areas of Grand Cayman that are not within our licensed area, as well as to Cayman Brac. We operate all but one of the reverse osmosis desalination plants owned by the WAC on Grand Cayman and supply water under licenses and supply agreements held by OC-Cayman with the WAC.

According to the most recent information published by the Economics and Statistics Office of the Cayman Islands Government, the population of the Cayman Islands was estimated in December 2017 to be 63,415. According to the figures published by the Department of Tourism Statistics Information Center, in 2018 as compared to 2017, tourist air arrivals increased by 11% to approximately 463,000 and tourist cruise ship arrivals increased by 11% to approximately 1,921,000.

We believe that our water sales in the Cayman Islands are more positively impacted by stay-over tourists that arrive by air than by those arriving by cruise ship, since cruise ship tourists generally only visit the island for one day or less and do not remain on the island overnight.

Our retail water sales are significantly impacted by the amount of rainfall on Grand Cayman Island.

The Bahamas. The Bahamas government, through the WSC, supplies all of the piped water on the island of New Providence, Bahamas, which includes Nassau, the largest city, political capital and commercial hub of The Bahamas. We supply water to the WSC through the water supply agreements for our Blue Hills and Windsor plants, which are located in Nassau. New Providence is the most populous island in The Bahamas, with more than 70% of the country’s population. A 2010 census placed the population of New Providence at approximately 246,000. According to statistics published by the Bahamas Ministry of Tourism, the number of cruise ship arrival and air arrival tourists to New Providence exceeded 2.5 million and 1.1 million, respectively, in 2018.

British Virgin Islands. The British Virgin Islands are a British Overseas Territory and are situated east of Puerto Rico. They consist of 16 inhabited and more than 20 uninhabited islands, of which Tortola is the largest and most populated. The British Virgin Islands serve as a hub for many large yacht-chartering businesses.

Competition

Cayman Islands. Pursuant to our license granted by the Cayman Islands government, we had the exclusive right to provide potable, piped water within our licensed service area on Grand Cayman. This license expired on January 31, 2018. However, we continue to provide water subsequent to January 31, 2018 on a month-to-month “good faith” basis under the terms of the expired license in order to allow for the continuation of negotiations for a new license without interruption to an essential service. We are the only non-government-owned public water utility on Grand Cayman. The Cayman Islands government, through the WAC, supplies water to parts of Grand Cayman located outside of our licensed service area. Although we have no competition within our exclusive retail license service area for potable water, our ability to expand our service area is at the discretion of the Cayman Island government. Private residences and commercial multi-unit dwellings up to four units may install potable water making equipment for their own use. Water plants on premises within our license area and serving only their premises in existence prior to 1991 can be maintained but not replaced or expanded. We are aware of only one such plant currently in operation. We have competed with such companies as SUEZ (formerly GE Water), Veolia, and IDE Technologies for bulk water supply contracts with the WAC.

The Bahamas. On South Bimini Island in The Bahamas, we supply water to a private developer and do not have competitors. A competitor operates a seawater reverse osmosis desalination plant on North Bimini Island and other small islands. We competed with companies such as SUEZ (formerly GE Water), Veolia, IDE Technologies, GS Inima and Biwater for the contract with the Bahamian government to build and operate a seawater reverse osmosis desalination plant at Blue Hills, New Providence, Bahamas. We expect to compete with these companies and others for any future water supply contracts in The Bahamas.

British Virgin Islands. In the British Virgin Islands, SUEZ (formerly GE Water) operates seawater reverse osmosis desalination plants in West End, Tortola, and on Virgin Gorda and generally bids against OC-BVI for projects. In 2010, Biwater PLC negotiated a 16-year contract on a sole sourced basis, pursuant to which it has constructed and is operating a 2.75 million gallon per day desalination plant in Parakeeta Bay, Tortola for the British Virgin Islands government. In August 2015, this plant was acquired from Biwater by Seven Seas Water, a division of AquaVenture Holdings. We expect that OC-BVI will be required to compete against SUEZ (formerly GE Water), Aquaventure Holdings and other parties for any future business opportunities that may arise in the British Virgin Islands.

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

To implement our growth strategy for our desalination businesses outside our existing operating areas, we will have to compete with some of the same companies we competed with in the past such as Seven Seas Water, SUEZ (formerly GE Water), Veolia, IDE Technologies, GS Inima, and Biwater as well as other companies. Some of these companies currently operate in areas in which we would like to expand our operations, already maintain worldwide operations, and have greater financial, managerial and other resources than our company. We believe that our low overhead costs, knowledge of local markets and conditions and our efficient manner of operating desalinated water production and distribution equipment provide us with the capabilities to effectively compete for new projects in the Caribbean basin and other select markets.

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

The Bahamas and British Virgin Islands. With respect to our Bahamian operations and OC-BVI’s British Virgin Islands operations, we and OC-BVI are required by our water supply contracts to take all reasonable measures to prevent pollution of the environment. We are licensed by the Bahamian government to discharge concentrated seawater, which is a by-product of our desalination process, into deep disposal wells. OC-BVI is licensed by the British Virgin Islands government to discharge concentrated seawater into the sea. At several of our locations, hydrogen sulfide gas is present in the seawater and we operate our plants in a manner designed to minimize the emission of airborne gas into the environment.

United States. Consistent with other U.S. manufacturers, Aerex must comply with laws and regulations administered by the U.S. Environmental Protection Agency.

We are not aware of any existing or pending environmental legislation which may affect our operations. To date, we have not received any complaints from any regulatory authorities.

Employees

As of March 8, 2019, we employed a total of 108 persons, 62 in the Cayman Islands, 20 in The Bahamas, 23 in the United States and three in Asia. We also leased 19 employees for Aerex’s manufacturing activities in the United States and managed the five employees of OC-BVI in the British Virgin Islands. We have nine management employees and 32 administrative and clerical employees. The remaining employees are engaged in engineering, purchasing, plant maintenance and operations, pipe laying and repair, leak detection, new customer connections, meter reading and laboratory analysis of water quality. None of our employees are a party to a collective bargaining agreement. We consider our relationships with our employees to be good.

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

Investing in our common shares involves risks. Before investing in our common shares you should consider carefully the factors discussed below and the information contained in this Annual Report. Each of these risks, as well as other risks and uncertainties not presently known to us or that we currently deem immaterial, could adversely affect our business, results of operations, cash flows and financial condition, and cause the value of our common shares to decline, which may result in the loss of part, or all, of your investment.

Our exclusive license to provide water to retail customers in the Cayman Islands has expired and we are presently unable to predict the outcome of our on-going negotiations for a new license.

In the Cayman Islands, we provide water to retail customers under a license issued in July 1990 by the Cayman Islands government that grants our subsidiary, Cayman Water, the exclusive right to provide water to retail customers within our licensed service area. Pursuant to the license, we had the exclusive right to produce potable water and distribute it by pipeline to our licensed service area, which consists of two of the three most populated areas of Grand Cayman, the Seven Mile Beach and West Bay areas. In 2018 and 2017 we generated approximately 39% and 39%, respectively, of our consolidated revenues and 54% and 54%, respectively, of our consolidated gross profit from the retail water operations conducted pursuant to Cayman Water’s exclusive license.

The license was originally scheduled to expire in July 2010 but was extended several times by the Cayman Islands government in order to provide the parties with additional time to negotiate the terms of a new license agreement. The most recent extension of the license expired on January 31, 2018. We continue to provide water subsequent to January 31, 2018 on a month-to-month “good faith” basis under the terms of the expired license in order to allow for the continuation of negotiations for a new license without interruption to an essential service. We proposed to OfReg to adjust our rates in January 2019 consistent with the terms of the previous license, however OfReg has communicated that they have deferred any such adjustment until further notice.

In October 2016, the Government of the Cayman Islands passed legislation which created OfReg. OfReg is an independent and accountable regulatory body with a view of protecting the rights of consumers, encouraging affordable utility services, and promoting competition. OfReg, which began operations in January 2017, has the ability to supervise, monitor and regulate multiple utility undertakings and markets. Supplemental legislation was passed by the Government of the Cayman Islands in April 2017, which transferred responsibility for economic regulation of the water utility sector and the retail license negotiations from the WAC to OfReg in May 2017. We began license negotiations with OfReg in July 2017 and such negotiations are continuing. We have been informed during our retail license negotiations, both by OfReg and its predecessor in these negotiations, that the Cayman Islands government seeks to restructure the terms of our license in a manner that could significantly reduce the operating income and cash flows we have historically generated from our retail license.

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

We have paid $24.2 million for land, rights of way and equipment and incurred development expenses of approximately $27.2 million to date for a possible project in Mexico. We expect to expend significant additional funds in 2019 to continue to pursue this project. However, we may not be successful in completing this project.

We own 99.99% of NSC, a development stage Mexico company formed to pursue a project encompassing the construction, operation and minority ownership of a 100 million gallon per day seawater reverse osmosis desalination plant to be located in northern Baja California, Mexico and an accompanying pipeline to deliver water to the Mexican potable water system (the “Project”). As of December 31, 2018, our consolidated balance sheet includes purchases for the Project of approximately $24.2 million for land, rights of way and equipment. The Project development activities we have conducted, which include conducting an equipment piloting plant and water data collection program at the proposed feed water source, completing various engineering studies and obtaining various governmental permits, have resulted in additional developmental expenses totaling $27.2 million from 2010 through December 31, 2018.

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

In August 2016, NSC and NuWater incorporated Newco under the name Aguas de Rosarito S.A.P.I. de C.V. (“AdR”), a special purpose company, to complete the Project and executed a shareholders agreement for AdR agreeing among other things that: (i) AdR would purchase the land and other Project assets from NSC on the date that the Project begins commercial operation and (ii) AdR would enter into a Management and Technical Services Agreement with NSC effective on the first day that the Project begins commercial operation. As of December 31, 2018 and 2017, NSC owned 99.6% of the equity of AdR.

On August 22, 2016, the Public Private Partnership Agreement for public private partnership number 002/2015, bid number SIDUE-CEA-APP-2015-002 (“APP Contract”), was executed between AdR, the Comisión Estatal del Agua de Baja California (“CEA”), the Government of Baja California represented by the Secretary of Planning and Finance and the Public Utilities Commission of Tijuana (“CESPT”). The APP Contract requires AdR to design, construct, finance and operate a seawater reverse osmosis desalination plant (and accompanying aqueducts) with a capacity of up to 100 million gallons per day in two phases: the first with a capacity of 50 million gallons per day and an aqueduct to the Mexican potable water system in Tijuana, Baja California; and the second phase with a capacity of 50 million gallons per day and an aqueduct to a second delivery point in Tijuana. The first phase must be operational within 36 months of commencing construction and the second phase must be operational by July 2024. The APP Contract further requires AdR to operate and maintain the plant and aqueducts for a period of 37 years starting from the commencement of operation of the first phase. At the end of the operating period, the plant and aqueducts will be transferred to CEA.

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

In December 2016, the Congress of the State of Baja California, Mexico passed Decreto #57 which, among other things, ratified and authorized the payment obligations of the corresponding public entities under the APP Contract. During 2017, following consultations between representatives of the State of Baja California and the Ministry of Finance of the Federal Government of Mexico, it was determined that certain amendments to Decreto #57 were required to comply with recent changes to the Federal Financial Discipline Law for Federative Entities and Municipalities (the “Financial Discipline Law”). In addition, it was necessary to amend Decreto #57 to authorize the inclusion of revenues from the CESPT in the primary payment trust for the Project. These amendments were included in Decreto #168, which was approved by the Congress of the State of Baja California in December 2017. The authorization of the payment obligations of the public entities under the APP Contract given in Decreto #57, as amended by Decreto #168, expired on December 31, 2018. For the Project to proceed, the State must obtain new approvals from its Congress to establish the various payment trusts, guaranties and bank credit lines for use by the Project. The State may be unsuccessful in its efforts to obtain such approvals.

Both the exchange rate for the Mexico peso relative to the dollar and general macroeconomic conditions in Mexico have varied since the execution of the APP Contract. These changes have adversely impacted the estimated construction, operating, and financing costs for the Project. The APP Contract and the APP Law allow for the parties to negotiate (but do not guarantee) modifications to the consideration (i.e. water tariff) under the APP Contract in the event of such significant macroeconomic condition changes. In February 2017, AdR submitted proposals to the CEA requesting the addition of a mechanism in the APP Contract to update the consideration under the APP Contract for changes in foreign exchange rates, lending rates and certain laws which have impacted the Project. On June 1, 2018, AdR and the CEA executed an amendment to the APP Contract which, among other things, increases the scope of Phase 1 of the Project by including the aqueduct originally designated for Phase 2, and addresses AdR’s concerns regarding the impact on the Project for changes in the exchange rate for the peso relative to the dollar and changes in interest rates that have occurred subsequent to the submission of the Consortium’s bid for the Project. As a result of this amendment to the APP Contract, the final cost of Phase 1 and the related consideration to be charged by AdR under the APP Contract will be determined based upon the bid submitted by the Consortium, the changes set forth in the amendment to the APP Contract and the economic conditions (e.g. interest rates and currency exchange rates) in effect on the financial closing date for Phase 1.

In February 2018, AdR executed a subscription agreement (the “Agreement”) for the equity funding required for the Project. The Agreement calls for NSC to retain a minimum of 25% of the equity in AdR. One or more affiliates of Greenfield SPV VII, S.A.P.I. de C.V. (“Greenfield”), a Mexico company managed by an affiliate of a leading U.S. asset manager, will acquire a minimum of 55% of the equity of AdR. The Agreement also provides Suez Medio Ambiente México, S.A. de C.V., (“Suez”), a subsidiary of SUEZ International, S.A.S., with the option to purchase 20% of the equity of AdR. If Suez does not exercise this option, NSC will retain 35% of the equity of AdR and Greenfield will acquire 65% of the equity of AdR. The Agreement will become effective when the additional conditions related to the Project are met, including but not limited to those conditions discussed previously with respect to this risk factor. The aggregate investment to be made by the equity partners in the Project, in the form of equity and subordinated shareholder loans, is presently estimated at approximately 20% of the total cost of Phase 1 of the Project. This Agreement expires on June 30, 2019, unless otherwise extended by mutual agreement of the parties.

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

The political environment in Mexico has recently experienced significant changes and the new, federal administration has made economic policy announcements focusing on austerity. While the long-term ramifications of such changes and announcements are unknown, in the short-term they have (i) caused certain rating agencies to lower Mexico’s sovereign credit rating, (ii) resulted in a decrease in the value of the Mexico peso and (iii) created uncertainty with respect to the incoming administration’s position on projects and contracts approved by previous administrations. The federal administration has a strong influence on many of the state and local governments and congresses, raising the possibility that the federal government will influence local politics, which could impact the State’s and the CEA’s ability to meet certain conditions required to make the APP Contract effective.

If AdR is ultimately unable to proceed with the Project due to a failure by any of the parties involved to meet the conditions necessary for the APP Contract to become effective, or for any other reason, the land NSC has purchased and the right of way deposits may lose their strategic importance derived from their association with the Project and consequently may decline in value. If AdR does not proceed with the Project, NSC may ultimately be unable to sell this land or recoup its right of way deposits for amounts at least equal to their carrying values as of December 31, 2018 of approximately $21.1 million and $3.0 million, respectively. Any loss on the sale of the land, or impairment losses NSC may be required to record as a result of a decrease in the (i) fair value of the land; or (ii) value of the rights of way arising from the inability to complete the Project could have a material adverse impact on our financial condition and results of operations.

Our Bahamas subsidiary is experiencing substantial delays in the collection of its accounts receivable. If these collections do not improve significantly, our Bahamas subsidiary may have insufficient liquidity to continue operations, and our consolidated results of operations could be materially adversely affected.

CW-Bahamas’ accounts receivable balances due from the WSC amounted to $17.6 million as of December 31, 2018 as compared to $9.1 million as of December 31, 2017. The increase in these accounts receivable has adversely impacted the liquidity of this subsidiary.

CW-Bahamas has also experienced similar delays in collecting its accounts receivable from the WSC in prior years, and at times has held accounts receivable balances from the WSC in amounts comparable to the December 31, 2018 balance. During these periods, we arranged meetings and held discussions with representatives of the WSC and The Bahamas government to formulate a payment schedule for WSC’s delinquent accounts receivable and such amounts were subsequently paid in full. Based upon this payment history, we have never been required to provide an allowance for doubtful accounts for any of CW-Bahamas’ accounts receivable, even though CW-Bahamas periodically has been owed substantial delinquent balances.

If the WSC continues to be significantly delinquent in paying CW-Bahamas’ invoices, then in the coming months one or more of the following events may occur: (i) CW-Bahamas may not have sufficient liquidity to meet its obligations without new funding from its shareholders; (ii) we may be required to cease the recognition of revenues on CW-Bahamas’ water supply agreements with the WSC; and (iii) we may be required to provide an allowance for doubtful accounts for CW-Bahamas’ accounts receivable. Any of these events could have a material adverse impact on our results of operations, financial position and cash flows.

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

One bulk water customer, the WSC, accounted for approximately 35% of our consolidated revenues for the year ended December 31, 2018. If, for financial or other reasons, the WSC does not comply with the terms of our water supply agreements our results of operations, cash flows and financial condition could be adversely affected.

Our operations are affected by tourism and are subject to seasonal fluctuations that could affect the demand for our water.

Demand for our water in the Cayman Islands and The Bahamas is affected by variations in the level of tourism and local weather, primarily rainfall. Tourism in our service areas is affected by the economies of the tourists’ home countries, primarily the United States and Europe, terrorist activity and perceived threats thereof, and increased costs of fuel and airfares. We normally sell more water during the first and second quarters, when the number of tourists is greater and local rainfall is less, than in the third and fourth quarters. A downturn in tourism or greater than expected rainfall in the locations we serve could adversely impact our results of operations and cash flows.

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

Even if we successfully expand our operations, we may have difficulty managing our growth. We cannot assure that any new operations within or outside of our current operating areas will attain or maintain profitability or that the results from these new operations will not adversely impact our results of operations, cash flows and financial condition.

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

Our processed water may become contaminated by natural occurrences and by inadvertent or intentional human interference, including acts of terrorism. If a portion of our processed water becomes contaminated, we may have to interrupt the supply of water until we are able to install treatment equipment or substitute the flow of water from an uncontaminated water production source. In addition, we may incur significant costs in order to treat a contaminated source of plant feed water through expansion of our current treatment facilities, or development of new treatment methods. An inability by us to substitute processed water from an uncontaminated water source or to adequately treat the contaminated plant feed water in a cost-effective manner may have an adverse effect on our results of operations, cash flows and financial condition.

Potential government decisions, actions and regulations could negatively affect our operations.

We are subject to the local regulations of the Cayman Islands, the British Virgin Islands, The Bahamas and Indonesia, all of which are subject to change. Any government that regulates our operations may issue legislation or adopt new regulations, including but not limited to:

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

Our success depends upon the abilities of our executive officers. In particular, the loss of the services of Frederick W. McTaggart, our President and Chief Executive Officer, could be detrimental to our operations and our continued success. Mr. McTaggart has an employment agreement expiring on December 31, 2021. Each year, the term of this agreement may be extended for an additional year. However, we cannot guarantee that Mr. McTaggart will continue to work for us during the term of his agreement or will enter into any extensions thereof.

Our business could be adversely affected by cyber threats or other interruptions in information technology, communications networks and operations.

As part of our operations, we rely on computer systems to process transactions, communicate with our suppliers and other third parties. We rely on continued and unimpeded access to secure network connections to communicate between locations and on reliable internet connections to communicate with external parties. We have physical, technical and procedural safeguards in place that are designed to protect information and protect against security and data breaches as well as fraudulent transactions and other activities. Despite these safeguards and our other security processes and protections, we cannot be assured that all our systems and processes are free from vulnerability to evolving and increasingly sophisticated cyber-attacks, to other physical breaches or to inadvertent data disclosure by third parties or by us. A significant data security breach, including misappropriation of customer, supplier or employee confidential information, could cause us to incur significant costs, which may include potential costs of investigations, legal, forensic and consulting fees and expenses, costs and diversion of management attention required for investigation, remediation and litigation, substantial repair or replacement costs. We could also experience data losses that would impair our ability to manage our business operations, including accounting and project costs, manage our water and distribution systems or process transactions and have a negative impact on our reputation and loss of confidence of our customers, suppliers and others, any of which could have a material adverse impact on our business, financial condition and results of operations.

We are exposed to credit risk through our relationships with several customers.

We are subject to credit risk posed by possible defaults in payment by our bulk water customers in the Cayman Islands, the British Virgin Islands and The Bahamas. We are also subject to credit risk posed by possible defaults in payment by our manufacturing customers in the United States. Adverse economic conditions affecting, or financial difficulties of, those parties could impair their ability to pay us or cause them to delay payment. We depend on these parties to pay us on a timely basis. Our outstanding accounts receivable are not covered by collateral or credit insurance. Any delay or default in payment could adversely affect our results of operations, cash flows, and financial condition.

We are exposed to the risk of variations in currency exchange rates.

Although we report our results in United States dollars, most of our revenues are earned in other currencies. Although many of these currencies have been fixed to the United States dollar for more than 20 years, other currencies (e.g. the Mexico peso, Indonesian rupiah and the euro) are not. We do not employ hedging strategies against the foreign currency exchange rate risk associated with conducting business in foreign currencies while reporting in United States dollars. If any of the fixed exchange rates becomes a floating exchange rate, or the other currencies in which we conduct business depreciate significantly against the United State dollar, our results of operations, cash flows and financial condition could be adversely affected.

We may not pay dividends in the future. If dividends are paid, they may be in lesser amounts than past dividends.

Our shareholders may receive dividends out of legally available funds if, and when, they are declared by our Board of Directors. We have paid dividends in the past but may cease to do so at any time. We may incur increased operating or development expenses or capital requirements or additional indebtedness in the future that may restrict our ability to declare and pay dividends. We may also be restricted from paying dividends in the future due to restrictions imposed by applicable corporate laws, our results of operations, cash flows and financial condition, covenants contained in financing agreements, and other factors considered by our Board of Directors. We may not continue to pay dividends in the future or, if dividends are paid, they may not be in amounts comparable to past dividends.

Service of process and enforcement of legal proceedings commenced against us in the United States may be difficult to obtain.

We are incorporated under the laws of the Cayman Islands and substantially all our assets are located outside of the United States. In addition, eight of our 16 directors and executive officers reside outside the United States. As a result, it may be difficult for investors to execute service of process within the United States upon us and such other persons, or to enforce judgments obtained against such persons in United States courts, and bring any action, including actions predicated upon the civil liability provisions of the United States securities laws. In addition, it may be difficult for investors to enforce, in original actions brought in courts or jurisdictions located outside of the United States, rights predicated upon the United States securities laws.

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

For the year ended December 31, 2018, the average daily trading volume of our common shares was approximately 41,000 shares, a much lower trading volume than that of many other companies listed on the NASDAQ Global Select Market. A public trading market having the desired characteristics of depth, liquidity and orderliness depends on the presence in the market of willing buyers and sellers of our common shares at any given time. This presence in turn depends on the individual decisions of investors and general economic and market conditions over which we have no control. Due to the limited volume of trading in our common shares, an investor in our stock may have difficulty selling larger volumes of our common shares in the manner, or at the price, that might be attainable if our common shares were more actively traded.

The election process for our Board of Directors may discourage, delay or prevent a change of control of our Company.

We have a classified Board of Directors that consists of three groups. Only one group of directors is elected each year. The classified nature of our Board may increase the length of time necessary for an acquirer to change the composition of our Board in order to gain control of our Company.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Cayman Islands Properties

Abel Castillo Water Works

Our wholly owned subsidiary, Cayman Water, presently owns and operates our ACWW site, which encompasses 12,812 square feet of buildings, two seawater reverse osmosis desalination plants with an aggregate capacity of 3.0 million gallons per day, a high service distribution pump house, warehouse space and three potable water storage tanks each with a capacity of 1.0 million gallons and one potable water storage tank with a capacity of 2.0 million gallons. The site is located on 4.2 acres, including 485 feet of waterfront.

West Bay Plant

We own, operate and maintain our West Bay plant in Grand Cayman, which is located on 6.1 acres in West Bay. The plant began operating in 1995, was expanded over the years, and now has a production capacity of approximately 885,000 gallons per day. On this site we have a 2,600 square foot building which houses our water production facilities, a 2,400 square foot building which houses the potable water distribution pumps, a water quality testing laboratory, and office space and water storage capacity consisting of three potable water tanks each with a capacity of 1.0 million gallons.

Britannia Plant

We own the Britannia seawater reverse osmosis desalination plant in Grand Cayman, which consists of a seawater reverse osmosis production plant with a capacity of 715,000 gallons of water per day, a potable water storage tank with a capacity of 840,000 gallons, potable water high service pumps, and various ancillary equipment. We have leased the site (comprised of 0.73 acres) and steel frame building which houses the plant for a term that ends in 2027 at an annual rent of $1.00.

Distribution System

We own our Seven Mile Beach and West Bay potable water distribution systems in Grand Cayman which consist of potable water pipes, valves, curb stops, meter boxes, and water meters. We have the legal right to maintain (and expand or contract as necessary) these systems on public and private land within our licensed service area.

Corporate Office

We occupy approximately 5,500 square feet of office space at the Regatta Office Park, West Bay Road, Grand Cayman, Cayman Islands under a lease that expires April 30, 2019.

North Sound Plant

Under the terms of the water production and supply agreement with the WAC that expires in January 2024, OC-Cayman operates and maintains the electrically powered North Sound plant, which is owned by the WAC, and supplies approximately 1.6 million gallons of water per day to the WAC.

Red Gate Plant

Under the terms of the water production and supply agreement with the WAC that expires in January 2024, OC-Cayman operates and maintains the electrically powered Red Gate plant, which is owned by the WAC, and supplies approximately 1.3 million gallons of water per day to the WAC.

North Side Water Works Plant

Under the terms of the water production and supply agreement with the WAC that expires in June 2019. OC-Cayman operates and maintains this electrically powered plant owned by the WAC. This plant can supply up to approximately 2.4 million gallons of water per day. OC-Cayman leases the property on which the plant is located from the WAC for a minimal annual rent for the duration of the agreement. Pursuant to a public bidding process, in February 2019 we submitted our bid to operate and maintain this plant for a period of seven years after the current contract expires and are awaiting the results of the bidding process and the decision of the WAC.

Bahamas Properties

Bimini plant

Our water production facility in South Bimini consists of a bolted steel potable water tank with a capacity of 250,000 gallons and two standard shipping containers which contain a seawater reverse osmosis production plant with a rated capacity of 115,000 gallons per day, a high service pump skid and an office. The facility is located on a parcel of land owned by South Bimini International Ltd., and we are allowed, under the terms of our agreement which expires in December 2020, to utilize the land for the term of the agreement without charge.

Windsor plant

Our Windsor water production facility, located in Nassau, New Providence, has a production capacity of 2.8 million gallons per day. The plant is powered by a combination of diesel engine-driven high-pressure pumps and electrical power purchased from the Bahamas Power and Light to power all other loads in the plant. The plant is contained within 12,000 sq. ft. steel building, and a warehouse, workshop and offices contained within a 2,600 sq. ft. concrete building. The buildings are located on land owned by the WSC and our water sales agreement gives us a license to use the land throughout the term of that agreement. This water supply agreement expires in 2033.

Blue Hills plant

Our Blue Hills plant in Nassau, New Providence consists of two production facilities. The first facility was completed in July 2006, has a production capacity of 7.2 million gallons per day, and is powered by a combination of diesel engine-driven high-pressure pumps, and electrical power purchased from the Bahamas Power and Light to power all other loads in the plant. The plant is contained within a concrete and steel building with a footprint of 16,000 square feet that also contains a warehouse, workshop and offices. It is located on land owned by the WSC and our 20-year water sales agreement gives us a license to use the land throughout the term of that agreement.

The Blue Hills plant water supply agreement was amended in January 2011 and extended through 2032. Pursuant to this amendment, we added a second production facility to increase the total production capacity of the Blue Hills plant to 12.0 million gallons per day. The second facility was completed in March of 2012 and is powered by a combination of diesel engine-driven high-pressure pumps and electrical power purchased from the Bahamas Power and Light to power all other loads in the plant. The second facility is contained within a steel building with a footprint of 10,640 square feet located adjacent to the initial production facility on land owned by the WSC.

U.S. Properties

Aerex owns its 30,000 square foot manufacturing facility located in Fort Pierce, Florida and has approximately 6,000 square feet of office space in downtown Fort Pierce under a lease that expires in June 2021.

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

Indonesia Property

We own a water production facility located in the Nusa Dua region of Bali, Indonesia consisting of a plant with a production capacity of 264,000 gallons per day and a potable water storage tank with a capacity of 528,000 gallons. The land on which this plant and storage tank is located is leased through October 8, 2032.

ITEM 3.	LEGAL PROCEEDINGS

NSC and AdR

Tecate Claim:

In May 2010, we acquired, through our wholly-owned Netherlands subsidiary, CW-Cooperatief a 50% interest in NSC, which was formed to pursue a project (the “Project”) encompassing the construction, operation and minority ownership of a 100 million gallon per day seawater reverse osmosis desalination plant to be located in northern Baja California, Mexico and accompanying pipelines to deliver water to the Mexican potable water system. Immediately following CW-Cooperatief’s acquisition of its initial 50% ownership in NSC, the remaining 50% ownership interest in NSC was held by an unrelated company, Norte Sur Agua, S. de R.L. de C.V. (“NSA”). NSA subsequently transferred ownership of half of its shares in NSC to EWG Water LLC (“EWG”) and the other half of its shares in NSC to Alejandro de la Vega (the “individual shareholder”). In February 2012, we paid $300,000 to enter into an agreement (the “Option Agreement”) that provided us with an option, exercisable through February 7, 2014, to purchase the shares of NSC owned by the individual shareholder for a price of $1.0 million along with an immediate usufruct and power of attorney to vote those shares. Such shares constituted 25% of the ownership of NSC as of February 2012. In May 2013, NSC repaid a $5.7 million loan payable to CW-Cooperatief by issuing additional shares of its stock. As a result of this share issuance to CW-Cooperatief, we acquired 99.99% of the ownership of NSC. The Option Agreement contained an anti-dilution provision that required us to transfer or otherwise cause the individual shareholder to acquire, for a total price of $1 (regardless of their par or market value), shares in NSC of an amount sufficient to maintain the individual shareholder’s 25% ownership interest in NSC if (i) any new shares of NSC were issued subsequent to the execution of the Option Agreement (causing the individual shareholder’s 25% ownership interest in NSC to be decreased); and (ii) we did not exercise our share purchase option by February 7, 2014. We exercised our option and paid the $1.0 million to the individual shareholder to purchase the Option Agreement shares in February 2014.

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

On May 2, 2017, the Tecate, Mexico court declared that the initial filing of this lawsuit had expired due to EWG’s lack of activity with respect to certain actions required to proceed to trial. Further, on May 25, 2017, such court declaration became definitive. EWG is entitled to refile the lawsuit, but to date has not done so.

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

In April 2018, AdR filed an amparo (i.e. a constitutional appeal) against the official writs issued by the Tenth Civil Judge to two governmental entities. In May 2018, the amparo claim was amended to also request protection against additional official writs issued by the Tenth Civil Judge to two other governmental entities and one banking institution. In May 2018, the Third District Court for Amparo and Federal Trials in the State of Baja California with residence in Tijuana granted a temporary suspension of the effects and consequences of the claimed official writs issued by the Tenth Civil Judge pending a further determination by the Third District Court. Such suspension was granted definitively in July 2018, and in August 2018, a resolution determining that the claimed official writs are unconstitutional, was issued. EWG filed a remedy against such resolution, which has not yet been resolved.

On October 16, 2018, NSC was served with the Tijuana Claim. On November 7, 2018, NSC filed a legal response to this claim, vigorously opposing the claims made by EWG. In addition to such legal response, NSC has filed (i) a request to submit the Tijuana Claim to arbitration, based on certain provisions of the by-laws of NSC, (ii) an appeal remedy against the preliminary relief, and (iii) a request for the setting of a guarantee to release the preliminary relief granted in favor of EWG. Neither the request for arbitration nor the mentioned appeal have been resolved.

On February 26, 2019, the Tenth Civil Judge acknowledged the filing of the mentioned legal response, the request to submit to arbitration, and the appeals remedy, granting EWG a period of three business days to, among others, state what it deemed convenient to its interest. However, to date, no resolution on such matters has been issued.

Further, on February 26, 2019, the Tenth Civil Judge set the requested guarantee, in the form of a security deposit in the amount of Mex. Cy. $1,000,000.00 (One million Mexican pesos), to release the preliminary relief sought by EWG. On March 4, 2019, NSC filed before the Tenth Civil Judge, evidence of such security deposit, requesting the release of the mentioned preliminary relief. Due to the recent filing of the security deposit, as of the date hereof, the resolution on the release of the preliminary relief is pending.

CW-Cooperatief has not been officially served with the Tijuana Claim, and AdR has not been notified that it has to appear for such trial. In any event, AdR is only named a third party called to trial, and no claims are made by EWG directly to AdR.

We cannot presently determine what impact the resolution of the Tijuana Claim may ultimately have on our ability to complete the Project.

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

In February 2019, we sold 100% of our equity ownership in CW-Belize to Belize Water Services, Ltd.

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

On January 2, 2018, March 28, 2018 and January 2, 2019, we issued a total of 26,958 shares, 13,028 shares and 26,864 shares of common stock, respectively, to executive officers under the 2008 Equity Incentive Plan. On December 10, 2018, we issued a total of 18,242 shares of common stock to our directors under the Non-Executive Directors’ Share Plan in consideration for their service on our Board of Directors and the committees thereof. See “ITEM 11. EXECUTIVE COMPENSATION.”

Currently 2,023,850 Bahamian Depository Receipts (“BDRs”) that constitute ownership of 404,770 shares of our common stock are listed and traded on the Bahamian International Stock Exchange. Our common shares that underlie these BDRs are held in a custodial account in The Bahamas. The BDRs are entitled to dividend payments, when declared on our common shares in proportion to the BDRs’ relative value to our common shares.

Holders

As of March 8, 2019, we had 770 holders of record of our common stock.

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

Listed below, for each quarter of the last two fiscal years, are the per share dividends declared on our issued and outstanding shares of common shares and redeemable preferred shares.

	2018	2017
First Quarter	$0.085	$0.075
Second Quarter	0.085	0.075
Third Quarter	0.085	0.075
Fourth Quarter	0.085	0.085
	$0.34	$0.31

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

Taxation

The Cayman Islands presently impose no taxes on profit, income, distribution, capital gains, or appreciations of our Company and no taxes are currently imposed in the Cayman Islands on profit, income, capital gains, or appreciations of the holders of our securities or for of estate duty, inheritance, or capital transfer taxes. The United States and the Cayman Islands do not have an income tax treaty.

The information required by Item 201(d) of Regulation S-K is provided under ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS of this Annual Report.

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable.

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

Our water production operations and activities, and those of our affiliate OC-BVI, are presently conducted at 12 plants in four countries: the Cayman Islands, The Bahamas, the British Virgin Islands and Indonesia. The following table sets forth the comparative combined production capacity of our retail, bulk and affiliate operations as of December 31 of each year.

Comparative Operations
2018			2017
Location	Plants	Capacity (1)	Location	Plants	Capacity (1)
Cayman Islands	6	8.9	Cayman Islands	6	8.9
Bahamas	3	14.9	Bahamas	3	15.2
Belize (2)	1	0.6	Belize	1	0.6
British Virgin Islands	2	0.8	British Virgin Islands	2	0.8
Bali, Indonesia	1	0.3	Bali, Indonesia	1	0.3
	13	25.5		13	25.8

(1)	In millions of gallons per day.
(2)	In February 2019, we completed the sale (which was effective as of January 1, 2019) of CW-Belize to BWSL.

Cayman Islands

We have been operating our business on Grand Cayman since 1973 and have been using reverse osmosis technology to convert seawater to potable water since 1989. The Cayman Islands have a limited natural supply of fresh water. We previously had an exclusive license from the Cayman Islands government to process potable water from seawater and then sell and distribute that water by pipeline to the Seven Mile Beach and West Bay areas of Grand Cayman. This license expired in January 2018 but as discussed in the following paragraph we continue to provide water under the terms of this prior license. Our Grand Cayman operations consist of three company owned and three government-owned seawater reverse osmosis desalination plants which provide water to approximately 6,300 retail residential and commercial customers within a government licensed area and bulk water sales to the Water Authority-Cayman (“WAC”), respectively. Our pipeline system on Grand Cayman Island covers the Seven Mile Beach and West Bay areas of Grand Cayman and consists of approximately 90 miles of potable water pipe.

Our exclusive license from the Cayman Islands government was originally scheduled to expire in July 2010 but was extended several times by the Cayman Islands government in order to provide the parties with additional time to negotiate the terms of a new license agreement. The most recent extension of the license expired on January 31, 2018. We continue to provide water subsequent to January 31, 2018 on a month-to-month “good faith” basis under the terms of the expired license in order to allow for the continuation of negotiations for a new license without interruption to an essential service. We have been informed during our retail license negotiations that the Cayman Islands government seeks to restructure the terms of our license in a manner that could significantly reduce the operating income and cash flows we have historically generated from our retail license. Our retail license negotiations have also been impacted by the passage of new legislation and the establishment of a new water regulatory body in the Cayman Islands. See further discussion of this matter at ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Material Commitments, Expenditures and Contingencies – Cayman Water Retail License.

The Bahamas

CW-Bahamas produces potable water from three seawater reverse osmosis desalination plants. Two of these plants, the Windsor plant and the Blue Hills plant, are located in Nassau, New Providence and have a total installed capacity of 14.8 million gallons per day. CW-Bahamas supplies water from these plants to the Water and Sewerage Corporation of The Bahamas (“WSC”) under long-term build, own and operate supply agreements. During 2018, we supplied approximately 3.9 billion gallons (2017: 4.0 billion gallons) of water to the WSC from these plants. CW-Bahamas’ third plant is located in Bimini, has a capacity of 115,000 gallons per day, and provides potable water to the Bimini Sands Resort. We have also sold water intermittently to the WSC from our Bimini plant when their regular supply was unavailable.

From time to time (including presently), CW-Bahamas has experienced delays in collecting its accounts receivable. Representatives of the Bahamas government have informed us that their delays in paying our accounts receivables did/do not reflect any type of dispute with us with respect to the amounts owed. To date, we have not been required to provide an allowance for any delinquent CW-Bahamas accounts receivable as such amounts were eventually paid in full. Based upon our experience, we believe that the present accounts receivable from the WSC are fully collectible and therefore have not provided any allowance for possible non-payment of these receivables. Such accounts receivable balances due from The Bahamas government amounted to $17.6 million as of December 31, 2018, as compared to $9.1 million as of December 31, 2017. See further discussion of this matter at ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – LIQUIDITY AND CAPTIAL RESOURCES – CW Bahamas Liquidity.

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

For the years ended December 31, 2018 and 2017, we estimated the fair value of our reporting units by applying the discounted cash flow method, the guideline public company method, and the mergers and acquisitions method.

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

We also estimated the fair value of each of our reporting units for the years ended December 31, 2018 and 2017 through reference to the guideline companies and the market multiples implied by guideline merger and acquisition transactions.

We weighted the fair values estimated for each of our reporting units under each method and summed such weighted fair values to estimate the overall fair value for each reporting unit. The respective weightings we applied to each method as of December 31, 2018 were consistent with those used as of December 31, 2017 and were as follows:

Method	Retail	Bulk	Manufacturing
Discounted cash flow	80%	80%	80%
Guideline public company	10%	10%	10%
Mergers and acquisitions	10%	10%	10%
	100%	100%	100%

The fair values we estimated for our retail, bulk and manufacturing units exceeded their carrying amounts 79%, 62% and 53%, respectively, as of December 31, 2018. The fair values we estimated for our retail and bulk units exceeded their carrying amounts by 121% and 59%, respectively, as of December 31, 2017. The carrying amount we estimated for our manufacturing unit exceeded its fair value by 12% as of December 31, 2017 and as discussed in the following paragraph, we recorded an impairment loss to reduce the carrying value of the goodwill for this segment.

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

In February 2019 we sold CW-Belize. As a result of this sale, CW-Belize has been accounted for as discontinued operations in our consolidated financial statements, and bulk segment goodwill of approximately $381,000 as of December 31, 2018 and 2017 associated with CW-Belize has been reclassified to long-term assets of discontinued operations in our consolidated statements of financial condition.

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

Through our subsidiary, CW-Bali, we built and presently operate a seawater reverse osmosis plant with a productive capacity of approximately 264,000 gallons per day located in Nusa Dua, one of the primary tourist areas of Bali, Indonesia. Since its inception, we have recorded operating losses for CW-Bali as the sales volumes for its plant have been insufficient to cover its operating costs. In 2017 and 2016 we determined, based upon probability-weighted scenarios for CW-Bali’s future undiscounted cash flows, that the carrying values of CW-Bali’s long-lived assets and our investment in CW-Bali were not recoverable. We recorded impairment losses of $1.6 million and $2.0 million, in 2017 and 2016, respectively, to reduce the carrying values of these assets to their fair values.

Results of Operations

The following discussion and analysis of our results of operations should be read in conjunction with our audited consolidated financial statements and accompanying notes included under Part II, ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA, of this Annual Report.

In late December 2018, our Board of Directors formally approved the sale of our CW-Belize subsidiary, which was part of our bulk water operations, to Belize Water Services Ltd. (“BWSL”) and on February 14, 2019, we completed the sale (which was effective as of January 1, 2019) of CW-Belize to BWSL. In accordance with U.S. generally accepted accounting principles, CW-Belize’s results of operations for 2018 and 2017 have been reflected in our consolidated results of operations as discontinued operations. Net income from these discontinued operations for 2018 and 2017 was $1,115,825 ($0.07 per share on a fully diluted basis) and $1,041,234 ($0.07 per share on a fully diluted basis), respectively.

Year Ended December 31, 2018 Compared to Year Ended December 31, 2017

The discussion and analysis of our results of operations that follows refers only to our continuing operations.

Consolidated Results

Net income for 2018 was $11,293,487 ($0.75 per share on a fully-diluted basis), as compared to $6,144,062 ($0.41 per share on a fully-diluted basis) for 2017. Net income from continuing operations for 2018 was $10,177,662 ($0.68 per share on a fully-diluted basis), as compared to $5,102,828 ($0.34 per share on a fully-diluted basis) for 2017.

The substantial rise in net income for 2018 as compared to 2017 reflects (i) an improvement in income from operations of approximately $5.7 million, due in part to impairment losses recorded in 2017 that exceeded those recorded for 2018 by almost $3 million; and (ii) the litigation settlement received by OC-BVI in September 2018 (see Note 9 of the Notes to the Consolidated Financial Statements), which is the primary reason for the incremental aggregate income (i.e. earnings and profit sharing) from this equity investment of almost $2.3 million.

Total revenues for 2018 increased to $65,719,857 from $59,367,022 in 2017 as a result of higher revenues for our all our segments. Gross profit for 2018 was $26,742,287 (41% of total revenues) as compared to $23,998,561 (40% of total revenues) for 2017. For further discussion of revenues and gross profit see the “Results by Segment” analysis that follows.

We recorded an impairment loss for CW-Bali of approximately $1.7 million in 2017 based upon the operating losses generated by this subsidiary and our projections of its future cash flows. CW-Bali did not materially impact our 2018 results of operations. We also recorded an impairment loss of approximately $1.4 million in 2017 to reduce the carrying value of the goodwill we recorded for the Aerex acquisition based upon our projections of its future cash flows at that time. Based upon our most current projections of Aerex’s future cash flows, no impairment loss for the Aerex goodwill was required for 2018.

General and administrative (“G&A”) expenses on a consolidated basis remained consistent at $18,709,419 for 2018 as compared to $18,682,399 for 2017.

Other income, net for 2018 increased to $2,740,064 for 2018 as compared to $1,526,358 for 2017, due to the incremental income of almost $2.3 million generated from our investment in OC-BVI in 2018 and incremental interest income of approximately $283,000 arising from higher interest earning balances. These items more than offset the incremental expense impact of approximately $1.2 million arising from the revaluation to fair value of the put/call options associated with the Aerex acquisition.

Results by Segment

Retail Segment:

The retail segment contributed $2,567,683 to our income from operations for 2018. The retail segment generated a net loss from operations of ($671,950) for 2017, which included an impairment loss of approximately $1.7 million for CW-Bali.

Revenues generated by our retail water operations increased to $25,621,048 in 2018 from $23,225,066 in 2017 due to an increase in the volume of water sold of 8%. We believe the increase in the volume of water sold for 2018 is primarily attributable to weather conditions, as (based on information provided by Cayman Islands National Weather Service) the amount rainfall recorded for Grand Cayman for 2018 was 43.5 inches, as compared to 59.2 inches for 2017.

Retail segment gross profit was $14,609,592 (57% of retail revenues) and $12,852,867 (55% of retail revenues) for 2018 and 2017, respectively.

We recorded an impairment loss for CW-Bali of approximately $1.7 million in 2017 based upon the operating losses generated by this subsidiary and our projections of its future cash flows. CW-Bali did not have a material impact on our 2018 retail segment results of operations.

Consistent with prior periods, we record all non-direct G&A expenses in our retail segment and do not allocate any of these non-direct costs to our other three business segments. Retail G&A expenses remained consistent at $12,029,646 for 2018 as compared to $11,884,659 for 2017.

Bulk Segment:

The bulk segment contributed $8,178,862 and $8,011,452 to our income from operations for 2018 and 2017, respectively.

Bulk segment revenues were $31,031,287 and $28,682,113 for 2018 and 2017, respectively. The increase in bulk revenues from 2017 to 2018 is attributable primarily to a significant increase in the prices of diesel fuel and electricity from 2017 to 2018, which increased the energy component of our bulk water rates by approximately $2 million.

Gross profit for our bulk segment was $9,479,904 (31% of bulk revenues) and $9,119,610 (32% of bulk revenues) for 2018 and 2017, respectively. Bulk segment gross profit dollars increased due to the increase in revenues.

Bulk segment G&A expenses increased to $1,301,042 for 2018 as compared to $1,108,158 for 2017 due to additional bank charges incurred by CW-Bahamas to repatriate funds to our parent company and incremental consulting fees.

The water OC-Cayman sells to the WAC is produced at three seawater reverse osmosis desalination plants in Grand Cayman owned by the WAC, but designed, built and operated by OC-Cayman: the North Sound, Red Gate and North Side Water Works (“NSWW”) plants. The previous operating agreements for the North Sound and Red Gate plants expired in February 2019. In response to a public bidding process for a new operations and maintenance agreement encompassing both the North Sound and Red Gate plants, OC-Cayman submitted a bid for the new agreement.

In August 2018, the WAC accepted OC-Cayman’s bid for the new agreement, and the WAC and OC-Cayman entered into a new five-year contract commencing on February 1, 2019 for the operation of the North Sound and Red Gate plants. The terms of the new agreement are substantially consistent with those of the prior North Sound and Red Gate water supply agreements, except that (i) we have decreased the price we charge for the water supplied; and (ii) under the new agreement the WAC pays the energy costs for the operation of these plants directly to the utility company rather than paying OC-Cayman a pass-through charge for these costs. The per gallon price we charged for the water supplied under the new agreement in February 2019, excluding the effect of the pass-through energy charges, was approximately 25% less than the per gallon rate we charged in February 2018 under the prior agreements. As a result of this price reduction (and assuming comparable sales volumes), the revenues and operating income we generate from the North Sound and Red Gate plants commencing February 1, 2019 will be less than the revenues and operating income we generated from these plants under the previous agreements. In 2018, we generated approximately $5.1 million in revenues under the North Sound and Red Gate agreements, of which $3.2 million consisted of energy pass-through charges.

The current operations and maintenance agreement for the NSWW plant expires June 2019. Pursuant to a public bidding process, in February 2019 we submitted our bid to operate and maintain this plant for a period of seven years after the current contract expires and are awaiting the results of the bidding process and the decision of the WAC. We may not be selected for this new agreement. Even if we are selected to operate the NSWW plant, the rates we have proposed in our bid are less than those we presently charge, thus the revenues and operating income we would generate from a new agreement for this plant will be less than the amounts we have previously generated. In 2018, we generated approximately $2.7 million in revenues under the NSWW agreement.

Services Segment:

The services segment incurred losses from operations of ($2,622,545) and ($3,043,528) for 2018 and 2017, respectively.

Services segment revenues increased to $1,811,372 for 2018 as compared to $469,347 for 2017 due to approximately $710,000 in revenues for 2018 for a refurbishment project completed for OC-BVI’s Bar Bay plant and approximately $518,000 in revenues for pipeline installations made on Grand Cayman for a real estate developer.

Gross profit for the services segment was $308,338 for 2018 as compared to a negative gross profit of ($450) for 2017. The improvement in the services segment gross profit for 2018 is attributable to the increase in revenues.

G&A expenses for the services segment were $2,889,703 and $3,043,078 for 2018 and 2017, respectively. The decrease in G&A expenses for 2018 results from a decrease of approximately $127,000 in the project development expenses incurred by our Mexican subsidiaries.

Manufacturing Segment:

The manufacturing segment incurred losses from operations of ($147,906) and ($2,019,970) for 2018 and 2017, respectively.

Manufacturing revenues were $7,256,150 and $6,990,496 for 2018 and 2017, respectively. Manufacturing revenues in 2018 were impacted by Aerex’s production in 2018 of various components to be used by our other subsidiaries CW-Bahamas (for the refurbishment of CW-Bahamas’ Windsor plant) and Cayman Water (for the expansion of its Abel Castillo Water Works plant). While the revenues Aerex generated from this work for its affiliates amounted to approximately $2 million, such intercompany revenues are eliminated in consolidation for financial reporting purposes.

Manufacturing segment gross profit was $2,344,453 (32% of manufacturing revenues) and $2,026,534 (29% of manufacturing revenues) for 2018 and 2017, respectively. Gross profit for 2018 increased as a percentage of revenues from 2017 due to a more profitable product mix.

G&A expenses for the manufacturing segment were $2,489,028 for 2018 as compared to $2,646,504 for 2017. The decrease in G&A expenses for the manufacturing segment from 2017 to 2018 is attributable to a decrease of approximately $184,000 in product development expenses.

FINANCIAL CONDITION

The significant changes in our consolidated balance sheet as of December 31, 2018 as compared to December 31, 2017 (other than the change in our cash and cash equivalents, which is discussed later in “LIQUIDITY AND CAPITAL RESOURCES”) result from increases in accounts receivable, property, plant and equipment and construction in progress.

The increase in our accounts receivable, from approximately $14.7 million as of December 31, 2017 to approximately $24.2 million as of December 31, 2018 is attributable to an increase in CW-Bahamas’ receivables from the WSC of approximately $8.5 million See “LIQUIDITY AND CAPITAL RESOURCES, CW-Bahamas-Liquidity” for further discussion of these receivables.

Property, plant and equipment as of December 31, 2018 was approximately $9.2 million higher than the prior year end balance as a result of expenditures made to refurbish our Windsor plant in The Bahamas and, to a lesser extent, capital expenditures made for our retail operations in Grand Cayman.

Construction in progress increased by approximately $4.7 million due to the expansion in Grand Cayman of our Abel Castillo Water Works plant capacity and the additional of a new water storage tank for this plant.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity Position

Our projected liquidity requirements for 2019 include capital expenditures for our existing operations of approximately $4.0 million, approximately $2.5 million to be expended for NSC's and AdR's project development activities and approximately $1.3 million for dividends payable. Our liquidity requirements may also include future quarterly dividends, if such dividends are declared by our Board. Our dividend payments amounted to approximately $5.1 million for the year ended December 31, 2018.

In February 2019, our Board approved a $4 million revolving loan facility to Aerex with interest at the rate of 3% per annum, repayable in December 2019. In March 2019, Aerex borrowed $2.5 million under this facility.

As of December 31, 2018, we had cash and cash equivalents of approximately $31.3 million and working capital of approximately $54.5 million. Except for the liquidity matter relating to CW-Bahamas that is discussed in paragraphs that follow, we are not presently aware of anything that would lead us to believe that we will not have sufficient liquidity to meet our needs for 2019 and thereafter.

CW-Bahamas Liquidity

CW-Bahamas’ accounts receivable balances due from the WSC amounted to $17.6 million as of December 31, 2018 as compared to $9.1 million as of December 31, 2017. Approximately 75% of the December 31, 2018 accounts receivable balance was delinquent as of that date. The increase in these accounts receivable has adversely impacted the liquidity of this subsidiary.

CW-Bahamas has also experienced similar delays in collecting its accounts receivable from the WSC in prior years, and at times has held accounts receivable balances from the WSC in amounts comparable to the December 31, 2018 balance. During these periods, we arranged meetings and held discussions with representatives of the WSC and The Bahamas government to formulate a payment schedule for WSC’s delinquent accounts receivable and such amounts were subsequently paid in full. Based upon this payment history, we have never been required to provide an allowance for doubtful accounts for any of CW-Bahamas’ accounts receivable, even though CW-Bahamas periodically has been owed substantial delinquent balances. We believe CW-Bahamas’ accounts receivables will ultimately be collected in full based upon our history with The Bahamas government.

CW-Bahamas received approximately $5.6 million in payments on its accounts receivable in January 2019 and as of February 28, 2019 its accounts receivable balance from the WSC was approximately $16.1 million.

On March 12, 2019, CW-Bahamas received approximately $1.4 million in payments on its accounts receivable along with correspondence from the Bahamas Ministry of Finance which acknowledged the receivable balance and stated that payment in full of all outstanding amounts is anticipated in due course.

If CW-Bahamas continues to be unable to collect a significant portion of its delinquent accounts receivable then in the coming months one or more of the following events may occur: (i) CW-Bahamas may not have sufficient liquidity to meet its obligations without new funding from its shareholders; (ii) we may be required to cease the recognition of revenues on CW-Bahamas’ water supply agreements with the WSC; and (iii) we may be required to provide an allowance for CW-Bahamas’ accounts receivable. Any of these events could have a material adverse impact on our results of operations, financial position and cash flows.

Resolution of CW-Belize Liquidity Issue

Transfers of funds held by our former subsidiary CW-Belize, to our parent company, which were accomplished by means of conversion of Belize dollars into U.S. dollars, required the approval of the Central Bank of Belize and were dependent on the amount of U.S. dollars available to Belize banks to execute such transfers. Weakness in the Belize economy and other factors have reduced the amount of U.S. dollars that Belize banks have available for transfer, which limited in prior years and for most of 2018 the amount of funds we were able to transfer from CW-Belize. Our repatriations of funds from CW-Belize to our parent company amounted to $458,000 and $400,000 for the years ended December 31, 2017 and 2016, respectively, significantly less than the net income and net cash flows CW-Belize generated for those years.

During the quarter ended September 30, 2018, we signed a non-binding Memorandum of Understanding (“MOU”) with Belize Water Services Ltd. (“BWSL”) with respect to the potential sale of CW-Belize to BWSL. We were not otherwise considering a sale of CW-Belize, so as an incentive for us to consider this proposed transaction, BWSL promised in the MOU to facilitate both the conversion from Belize dollars to US dollars and the subsequent repatriation of all cash balances we have on deposit in Belize. With BWSL’s assistance, we were able to repatriate approximately $2.75 million in cash from Belize to our bank accounts in the Cayman Islands during the three months ended September 30, 2018 and an additional $1.0 million during the fourth quarter of 2018.

In late December 2018, our Board of Directors formally approved the sale of CW-Belize to BWSL. We repatriated an additional $1.1 million from CW-Belize during the first week of 2019. We received the sales proceeds of $7.0 million (less $265,000 retained for indemnification obligations) upon the closing of the sale of CW-Belize in February 2019.

Discussion of Cash Flows for the Year Ended December 31, 2018

Our cash and cash equivalents decreased to $31,337,477 as of December 31, 2018 from $45,482,966 as of December 31, 2017.

Cash Flows from Operating Activities

Our operating activities from continuing operations provided cash of $7,990,397. This net cash provided reflects net income generated for the year of $11,989,274 as adjusted for (i) various items included in the determination of net income that do not affect cash flows during the year; and (ii) changes in the other components of working capital. The more significant of such items and changes in working capital components included depreciation and amortization of $7,034,234, a net increase in accounts receivable (primarily attributable to CW-Bahamas) of $9,557,798, profit sharing and equity in the earnings of our OC-BVI affiliate of $2,452,355 and income from discontinued operations (CW-Belize) of $1,115,825.

Cash Flows from Investing Activities

Net cash used in our investing activities was $17,405,831. Additions to property, plant and equipment and construction in progress (primarily arising from the refurbishment of the CW-Bahamas’ Windsor plant and the expansion of Cayman Water’s Abel Castillo Water Works plant) used $16,202,520 in cash and $2,655,349 was expended for rights of way for our Mexico project. These cash outflows were partially offset by $1,400,448 in collections on loans receivable from the WAC.

Cash Flows from Financing Activities

Our financing activities used $5,786,004 in net cash.

We paid cash dividends of $5,092,796.

In March 2018, we repaid $392,000 of the $686,000 note payable to the former sole shareholder of Aerex. In July 2018, we borrowed additional funds, increasing the outstanding balance on this note payable to $1,078,000 and extended the maturity date to June 30, 2019. In October 2018, we repaid $686,000 of this note payable and in December 2018, we repaid the remaining balance of $392,000.

Material Commitments, Expenditures and Contingencies

Cayman Water Retail License

We sell water through our retail operations under a license issued in July 1990 by the Cayman Islands government that granted Cayman Water the exclusive right to provide potable water to customers within its licensed service area. As discussed below, this license expired in January 2018. Pursuant to the license, Cayman Water had the exclusive right to produce potable water and distribute it by pipeline to its licensed service area, which consists of two of the three most populated areas of Grand Cayman Island: Seven Mile Beach and West Bay. In 2018 and 2017, we generated approximately 39% and 39%, respectively, of our consolidated revenues and 54% and 54%, respectively, of our consolidated gross profit from the retail water operations conducted pursuant to Cayman Water’s exclusive license.

The license was originally scheduled to expire in July 2010 but was extended several times by the Cayman Islands government in order to provide the parties with additional time to negotiate the terms of a new license agreement. The most recent extension of the license expired on January 31, 2018. We continue to provide water subsequent to January 31, 2018 on a month-to-month “good faith” basis under the terms of the expired license in order to allow for the continuation of negotiations for a new license without interruption to an essential service.

In October 2016, the Government of the Cayman Islands passed legislation which created a new utilities regulation and competition office (“OfReg”). OfReg is an independent and accountable regulatory body with a view of protecting the rights of consumers, encouraging affordable utility services, and promoting competition. OfReg, which began operations in January 2017, has the ability to supervise, monitor and regulate multiple utility undertakings and markets. Supplemental legislation was passed by the Government of the Cayman Islands in April 2017, which transferred responsibility for economic regulation of the water utility sector and the retail license negotiations from the WAC to OfReg in May 2017. We began license negotiations with OfReg in July 2017 and such negotiations are continuing. We have been informed during our retail license negotiations, both by OfReg and its predecessor in these negotiations, that the Cayman Islands government seeks to restructure the terms of our license in a manner that could significantly reduce the operating income and cash flows we have historically generated from our retail license. We proposed to OfReg to adjust our rates in January 2019 consistent with the terms of the previous license, however OfReg has communicated that they have deferred any such adjustment until further notice.

The Cayman Islands government could ultimately grant a third party a license to service some or all of Cayman Water’s present service area. However, as set forth in the expired license, “the Governor hereby agrees that upon the expiry of the term of this Licence or any extension thereof, he will not grant a licence or franchise to any other person or company for the processing, distribution, sale and supply of water within the Licence Area without having first offered such a licence or franchise to the Company on terms no less favourable than the terms offered to such other person or company.”

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

In August 2016, NSC and NuWater incorporated Newco under the name Aguas de Rosarito S.A.P.I. de C.V. (“AdR”), a special purpose company, to complete the Project and executed a shareholders agreement for AdR agreeing among other things that (i) AdR would purchase the land and other Project assets from NSC on the date that the Project begins commercial operation and (ii) AdR would enter into a Management and Technical Services Agreement with NSC effective on the first day that the Project begins commercial operation. As of December 31, 2018 and 2017, NSC owned 99.6% of the equity of AdR.

On August 22, 2016, the Public Private Partnership Agreement for public private partnership number 002/2015, bid number SIDUE-CEA-APP-2015-002 (“APP Contract”), was executed between AdR, CEA, the Government of Baja California represented by the Secretary of Planning and Finance and the Public Utilities Commission of Tijuana (“CESPT”). The APP Contract requires AdR to design, construct, finance and operate a seawater reverse osmosis desalination plant (and accompanying aqueducts) with a capacity of up to 100 million gallons per day in two phases: the first with a capacity of 50 million gallons per day and an aqueduct to the Mexican potable water system in Tijuana, Baja California; and the second phase with a capacity of 50 million gallons per day and an aqueduct to a second delivery point in Tijuana. The first phase must be operational within 36 months of commencing construction and the second phase must be operational by July 2024. The APP Contract further requires AdR to operate and maintain the plant and aqueduct for a period of 37 years starting from the commencement of operation of the first phase. At the end of the operating period, the plant and aqueduct will be transferred to CEA.

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

In December 2016, the Congress of the State of Baja California, Mexico passed Decreto #57 which, among other things, ratified and authorized the payment obligations of the corresponding public entities under the APP Contract. During 2017, following consultations between representatives of the State of Baja California and the Ministry of Finance of the Federal Government of Mexico, it was determined that certain amendments to Decreto #57 were required to comply with recent changes to the Federal Financial Discipline Law for Federative Entities and Municipalities (the “Financial Discipline Law”). In addition, it was necessary to amend Decreto #57 to authorize the inclusion of revenues from the CESPT in the primary payment trust for the Project. These amendments were included in Decreto #168, which was approved by the Congress of the State of Baja, California in December 2017. The authorization of the payment obligations of the public entities under the APP Contract given in Decreto #57, as amended by Decreto #168, expired on December 31, 2018. For the Project to proceed, the State must obtain new approvals from its Congress to establish the various payment trusts, guaranties and bank credit lines for use by the Project. While we have been informed by officials of the State that they are seeking these approvals, we cannot provide any assurances that such approvals will be obtained.

Both the exchange rate for the Mexico peso relative to the dollar and general macroeconomic conditions in Mexico have varied since the execution of the APP Contract. These changes have adversely impacted the estimated construction, operating, and financing costs for the Project. The APP Contract and the APP Law allow for the parties to negotiate (but do not guarantee) modifications to the consideration (i.e. water tariff) under the APP Contract in the event of such significant macroeconomic condition changes. In February 2017, AdR submitted proposals to the CEA requesting the definition of the mechanism required by the APP Contract to update the consideration under the APP Contract for changes in foreign exchange rates, lending rates and certain laws which have impacted the Project. On June 1, 2018, AdR and the CEA executed an amendment to the APP Contract which, among other things, increases the scope of Phase 1 of the Project by including the aqueduct originally designated for Phase 2, and addresses AdR’s concerns regarding the impact on the Project for changes in the exchange rate for the peso relative to the dollar and changes in interest rates that have occurred subsequent to the submission of the Consortium’s bid for the Project. As a result of this amendment to the APP Contract, the final cost of Phase 1 and the related consideration to be charged by AdR under the APP Contract will be determined based upon the bid submitted by the Consortium, the changes set forth in the amendment to the APP Contract and the economic conditions (e.g. interest rates and currency exchange rates) in effect on the financial closing date for Phase 1.

In February 2018, AdR executed a subscription agreement (the “Agreement”) for the equity funding required for the Project. The Agreement calls for NSC to retain a minimum of 25% of the equity in AdR. One or more affiliates of Greenfield SPV VII, S.A.P.I. de C.V. (“Greenfield”), a Mexico company managed by an affiliate of a leading U.S. asset manager, will acquire a minimum of 55% of the equity of AdR. The Agreement also provides Suez Medio Ambiente México, S.A. de C.V., (“Suez”) a subsidiary of SUEZ International, S.A.S., with the option to purchase 20% of the equity of AdR. If Suez does not exercise this option, NSC will retain 35% of the equity of AdR and Greenfield will acquire 65% of the equity of AdR. The Agreement will become effective when the additional conditions related to the Project are met, including but not limited to those conditions discussed previously. The aggregate funding to be provided by AdR’s shareholders for the Project, in the form of equity and subordinated shareholder loans, is presently estimated at approximately 20% of the total cost of Phase 1 of the Project. This Agreement expires on June 30, 2019, unless otherwise extended by mutual agreement of the parties.

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

The political environment in Mexico has recently experienced significant changes and the new, federal administration has made economic policy announcements focusing on austerity. While the long-term ramifications of such changes and announcements are unknown, in the short-term they have (i) caused certain rating agencies to lower Mexico’s sovereign credit rating, (ii) resulted in a decrease in the value of the Mexico peso and (iii) created uncertainty with respect to the incoming administration’s position on projects and contracts approved by previous administrations. The federal administration has a strong influence on many of the state and local governments and congresses, raising the possibility that the federal government will influence local politics, which could impact the State’s and the CEA’s ability to meet certain conditions required to make the APP Contract effective.

If AdR is ultimately unable to proceed with the Project due to a failure by any of the parties involved to meet the conditions necessary for the APP Contract to become effective, or for any other reason, the land NSC has purchased and the right of way deposits may lose their strategic importance derived from their association with the Project and consequently may decline in value. If AdR does not proceed with the Project, NSC may ultimately be unable to sell this land or recoup its right of way deposits for amounts at least equal to their carrying values as of December 31, 2018 of approximately $21.1 million and $3.0 million, respectively. Any loss on the sale of the land, or impairment losses NSC may be required to record as a result of a decrease in the (i) fair value of the land; or (ii) value of the rights of way arising from the inability to complete the Project, could have a material adverse impact on our financial condition and results of operations.

Included in our results of operations are general and administrative expenses from NSC and AdR, consisting of organizational, legal, accounting, engineering, consulting and other costs relating to Project development activities. Such expenses amounted to approximately $2,884,000 and $3,012,000 for the years ended December 31, 2018 and 2017, respectively. The assets and liabilities of NSC and AdR included in our consolidated balance sheets amounted to approximately $26.2 million and $243,000, respectively, as of December 31, 2018 and approximately $23.1 million and $173,000 respectively, as of December 31, 2017.

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

On May 2, 2017, the Tecate, Mexico court declared that the initial filing of this lawsuit had expired due to EWG’s lack of activity with respect to certain actions required to proceed to trial. Further, on May 25, 2017, such court declaration became definitive. EWG is entitled to refile the lawsuit, but to date has not done so.

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

In April 2018, AdR filed an amparo (i.e. a constitutional appeal) against the official writs issued by the Tenth Civil Judge to two governmental entities. In May 2018, the amparo claim was amended to also request protection against additional official writs issued by the Tenth Civil Judge to two other governmental entities and one banking institution. In May 2018, the Third District Court for Amparo and Federal Trials in the State of Baja California with residence in Tijuana granted a temporary suspension of the effects and consequences of the claimed official writs issued by the Tenth Civil Judge pending a further determination by the Third District Court. Such suspension was granted definitively in July 2018, and in August 2018, a resolution determining that the claimed official writs are unconstitutional, was issued. EWG filed a remedy against such resolution, which has not yet been resolved.

On October 16, 2018, NSC was served with the Tijuana Claim. On November 7, 2018, NSC filed a legal response to this claim, vigorously opposing the claims made by EWG. In addition to such legal response, NSC has filed (i) a request to submit the Tijuana Claim to arbitration, based on certain provisions of the by-laws of NSC, (ii) an appeal remedy against the preliminary relief, and (iii) a request for the setting of a guarantee to release the preliminary relief granted in favor of EWG. Neither the request for arbitration nor the mentioned appeal have been resolved.

On February 26, 2019, the Tenth Civil Judge acknowledged the filing of the mentioned legal response, the request to submit to arbitration, and the appeals remedy, granting EWG a period of three business days to, among others, state what it deemed convenient to its interest. However, to date, no resolution on such matters has been issued.

Further, on February 26, 2019, the Tenth Civil Judge set the requested guarantee, in the form of a security deposit in the amount of Mex. Cy. $1,000,000.00 (One million Mexican pesos), to release the preliminary relief sought by EWG. On March 4, 2019, NSC filed before the Tenth Civil Judge, evidence of such security deposit, requesting the release of the mentioned preliminary relief. Due to the recent filing of the security deposit, as of the date hereof, the resolution on the release of the preliminary relief is pending.

CW-Cooperatief has not been officially served with the Tijuana Claim, and AdR has not been notified that it has to appear for such trial. In any event, AdR is only named a third party called to trial, and no claims are made by EWG directly to AdR.

We cannot presently determine what impact the resolution of the Tijuana Claim may ultimately have on our ability to complete the Project.

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

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which clarifies how certain cash receipts and payments are presented in the statement of cash flows. ASU 2016-15 is effective for annual periods beginning after December 15, 2017 and early adoption is permitted. The adoption of ASU 2016-15 did not have a material impact on our financial position, results of operations or cash flows for the year ended December 31, 2018. For the year ended December 31, 2017, the adoption resulted in a reclassification of approximately $1.5 million in cash inflows related to the distribution of earnings from OC-BVI from investing activities to operating activities in the consolidated statement of cash flows.

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

In December 2018, the FASB issued ASU 2018-20, Leases (Topic 842): Narrow-Scope Improvements for Lessors, which addresses issues facing lessors when applying the leases standard such as taxes collected from lessees, certain lessor costs paid directly by lessees, and recognition of variable payments for contracts with lease and nonlease components. In March 2019, the FASB issued ASC 2019-01, Leases (Topic 842): Codification Improvements, which amends the new leasing guidance to align the application of fair value by lessors that are not manufacturers or dealers, requires lessors within the scope of Topic 942, Financial Services-Depository and Lending, to present all principal payments received under leases within investment activities on the Statement of Cash Flows, and exempts both lessees and lessors from providing certain interim disclosures in the fiscal year in which a company adopts the new leases standard.

The guidance requires lessees to recognize an asset and liability on the balance sheet for all of their lease obligations. Operating leases were previously not recognized on the balance sheet. ASU 2016-02 is effective for annual reporting periods beginning after December 15, 2018 and early adoption is permitted. We will adopt the standard using the modified retrospective method for its existing leases and expects that this standard will increase lease assets and lease liabilities on the consolidated balance sheets. We intend to elect certain practical expedients and will carry forward historical conclusions related to (1) contracts that contain leases, (2) existing lease classification for any expired or existing leases, and (3) initial direct costs for any existing leases. We will also apply the practical expedient that will allow us to elect, as an accounting policy, by asset class, to include both lease and non-lease components as a single component and account for it as a lease. We will apply the short-term lease exception for lessees which will allow us to not have to apply the recognition requirements of the new leasing guidance for short-term leases and to recognize lease payments in net income on a straight-line basis over the lease term. We will also apply the practical expedient related to land easements, allowing us to carry forward our accounting treatment for land easements on existing agreements. Based on an analysis we performed, the adoption of this new lease standard is not expected to have a material impact on our financial position, results of operations or cash flows.

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

Dividends

•	On January 31, 2018, we paid a dividend of $0.085 to shareholders of record on January 3, 2018.
•	On April 30, 2018, we paid a dividend of $0.085 to shareholders of record on April 2, 2018.
•	On July 31, 2018, we paid a dividend of $0.085 to shareholders of record on July 2, 2018.
•	On October 31, 2018, we paid a dividend of $0.085 to shareholders of record on October 1, 2018.
•	On January 31, 2019, we paid a dividend of $0.085 to shareholders of record on January 2, 2019.
•	On February 6, 2019, our Board declared a dividend of $0.085 payable on April 30, 2019 to shareholders of record on April 1, 2019.

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

Impact of Inflation

Under the terms of our Cayman Islands license and our water sales agreements in The Bahamas and the British Virgin Islands, our water rates are automatically adjusted for inflation on an annual basis, subject to temporary exceptions. We, therefore, believe that the impact of inflation on our gross profit, measured in consistent dollars, will not be material. However, significant increases in items such as fuel and energy costs could create additional credit risks for us, as our customers’ ability to pay our invoices could be adversely affected by such increases.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of

Consolidated Water Co. Ltd.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Consolidated Water Co. Ltd. (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of income, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the Company's internal control over financial reporting as of December 31, 2018, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013 and our report dated March 15, 2019, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Fort Lauderdale, Florida
March 15, 2019

CONSOLIDATED WATER CO. LTD.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2018	2017
ASSETS
Current assets
Cash and cash equivalents	$31,337,477	$45,482,966
Accounts receivable, net	24,228,095	14,687,078
Inventory	2,232,721	1,583,553
Prepaid expenses and other current assets	1,035,796	1,069,743
Current portion of loans receivable	734,980	1,400,448
Costs and estimated earnings in excess of billings	835,669	238,435
Current assets of discontinued operations	1,959,494	2,229,174
Total current assets	62,364,232	66,691,397
Property, plant and equipment, net	58,880,818	49,683,771
Construction in progress	6,015,043	1,823,284
Inventory, non-current	4,545,198	4,462,961
Loans receivable	-	734,980
Investment in OC-BVI	2,584,987	2,783,882
Goodwill	8,003,568	8,003,568
Land and rights of way held for development	24,161,024	21,505,675
Intangible assets, net	1,891,667	3,231,667
Other assets	2,123,999	4,492,835
Long-term assets of discontinued operations	1,945,062	2,066,875
Total assets	$172,515,598	$165,480,895

LIABILITIES AND EQUITY
Current liabilities
Accounts payable, accrued expenses and other current liabilities	$4,570,641	$3,548,965
Accrued compensation	1,286,468	1,015,662
Dividends payable	1,286,493	1,281,612
Note payable to related party	-	686,000
Billings in excess of costs and estimated earnings	109,940	1,258
Current liabilities of discontinued operations	646,452	1,097,821
Total current liabilities	7,899,994	7,631,318
Deferred tax liability	659,874	1,024,893
Other liabilities	199,827	803,307
Total liabilities	8,759,695	9,459,518
Commitments and contingencies
Equity
Consolidated Water Co. Ltd. stockholders' equity
Redeemable preferred stock, $0.60 par value. Authorized 200,000 shares; issued and outstanding 34,796 and 33,488 shares, respectively	20,878	20,093
Class A common stock, $0.60 par value. Authorized 24,655,000 shares; issued and outstanding 14,982,906 and 14,918,869 shares, respectively	8,989,744	8,951,321
Class B common stock, $0.60 par value. Authorized 145,000 shares; none issued	-	-
Additional paid-in capital	87,211,953	86,405,387
Retained earnings	59,298,161	53,105,196
Cumulative translation adjustment	(549,555)	(549,555)
Total Consolidated Water Co. Ltd. stockholders' equity	154,971,181	147,932,442
Non-controlling interests	8,784,722	8,088,935
Total equity	163,755,903	156,021,377
Total liabilities and equity	$172,515,598	$165,480,895

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED WATER CO. LTD.

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2018	2017
Retail revenues	$25,621,048	$23,225,066
Bulk revenues	31,031,287	28,682,113
Services revenues	1,811,372	469,347
Manufacturing revenues	7,256,150	6,990,496
Total revenues	65,719,857	59,367,022

Cost of retail revenues	11,011,456	10,372,199
Cost of bulk revenues	21,551,383	19,562,503
Cost of services revenues	1,503,034	469,797
Cost of manufacturing revenues	4,911,697	4,963,962
Total cost of revenues	38,977,570	35,368,461
Gross profit	26,742,287	23,998,561
General and administrative expenses	18,709,419	18,682,399
Loss on asset dispositions and impairments, net	56,774	3,040,158
Income from operations	7,976,094	2,276,004

Other income (expense):
Interest income	663,197	380,563
Interest expense	(8,427)	(5,722)
Profit-sharing income from OC-BVI	654,075	46,575
Equity in the earnings of OC-BVI	1,798,280	127,802
Net unrealized gain (loss) on put/call options	(256,000)	960,000
Other	(111,061)	17,140
Other income, net	2,740,064	1,526,358
Income before income taxes	10,716,158	3,802,362
Benefit from income taxes	(157,291)	(888,977)
Net income from continuing operations	10,873,449	4,691,339
Income (loss) from continuing operations attributable to non-controlling interests	695,787	(411,489)
Net income from continuing operations attributable to Consolidated Water Co. Ltd. stockholders	10,177,662	5,102,828
Net income from discontinued operations	1,115,825	1,041,234
Net income attributable to Consolidated Water Co. Ltd. stockholders	$11,293,487	$6,144,062

Basic earnings per common share attributable to Consolidated Water Co. Ltd. common stockholders
Continuing operations	$0.68	$0.34
Discontinued operations	$0.07	$0.07
Basic earnings per share	$0.75	$0.41

Diluted earnings per common share attributable to Consolidated Water Co. Ltd. common stockholders
Continuing operations	$0.68	$0.34
Discontinued operations	$0.07	$0.07
Diluted earnings per share	$0.75	$0.41

Dividends declared per common share	$0.34	$0.31

Weighted average number of common shares used in the determination of:
Basic earnings per share	14,962,760	14,896,944
Diluted earnings per share	15,074,147	15,006,681

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED WATER CO. LTD.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Redeemable preferred stock		Common stock		Additional paid-in	Retained	Cumulative translation	Non-controlling	Total stockholders’
	Shares	Dollars	Shares	Dollars	capital	earnings	adjustment	interests	equity
Balance as of December 31, 2016	35,225	$21,135	14,871,664	$8,922,998	$85,621,033	$51,589,337	$(549,555)	$8,500,424	$154,105,372
Issue of share capital	9,441	5,665	34,991	20,995	183,491	-	-	-	210,151
Conversion of preferred stock	(12,214)	(7,328)	12,214	7,328	-	-	-	-	-
Buyback of preferred stock	(1,093)	(656)	-	-	(9,063)	-	-	-	(9,719)
Net income	-	-	-	-	-	6,144,062	-	(411,489)	5,732,573
Exercise of options	2,129	1,277	-	-	16,500	-	-	-	17,777
Dividends declared	-	-	-	-	-	(4,628,203)	-	-	(4,628,203)
Stock-based compensation	-	-	-	-	593,426	-	-	-	593,426
Balance as of December 31, 2017	33,488	20,093	14,918,869	8,951,321	86,405,387	53,105,196	(549,555)	8,088,935	156,021,377
Issue of share capital	7,409	4,445	58,228	34,938	197,308	-	-	-	236,691
Conversion of preferred stock	(5,809)	(3,485)	5,809	3,485	-	-	-	-	-
Buyback of preferred stock	(1,627)	(976)	-	-	(16,362)	-	-	-	(17,338)
Net income	-	-	-	-	-	11,293,487	-	695,787	11,989,274
Exercise of options	1,335	801	-	-	12,175	-	-	-	12,976
Dividends declared	-	-	-	-	-	(5,100,522)	-	-	(5,100,522)
Stock-based compensation	-	-	-	-	613,445	-	-	-	613,445
Balance as of December 31, 2018	34,796	$20,878	14,982,906	$8,989,744	$87,211,953	$59,298,161	$(549,555)	$8,784,722	$163,755,903

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED WATER CO. LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2018	2017
Cash flows from operating activities
Net income	$11,989,274	$5,732,573
Adjustments to reconcile net income to net cash provided by operating activities:

Income from discontinued operations	(1,115,825)	(1,041,234)
Depreciation and amortization	7,034,234	7,290,068
Deferred income tax benefit	(365,019)	(888,977)
Unrealized (gain) loss on put/call option	256,000	(960,000)
Compensation expense relating to stock and stock option grants	850,138	803,577
Net loss on disposal of fixed assets	36,562	117,969
Foreign currency transaction adjustment	2,593	6,685
Profit-sharing and equity in earnings of OC-BVI	(2,452,355)	(174,377)
Impairment loss on long-lived assets	20,211	1,656,362
Impairment of goodwill	-	1,400,000
Distribution of earnings from OC-BVI	2,651,250	1,477,125
Change in:
Accounts receivable and costs and estimated earnings in excess of billings	(10,155,032)	1,007,753
Inventory	(1,131,409)	(209,975)
Prepaid expenses and other assets	(158,238)	(3,115,279)
Accounts payable, accrued expenses and other current liabilities, and billings in excess of costs and estimated earnings	528,013	191,500
Net cash provided by operating activities - continuing operations	7,990,397	13,293,770
Net cash provided by operating activities - discontinued operations	1,055,949	1,827,649
Net cash provided by operating activities	9,046,346	15,121,419

Cash flows from investing activities
Additions to property, plant and equipment and construction in progress	(16,202,520)	(4,549,857)
Proceeds from sale of equipment	51,590	22,427
Collections on loans receivable	1,400,448	1,633,588
Payment for land and right of way held for development	(2,655,349)	-
Net cash used in investing activities - continuing operations	(17,405,831)	(2,893,842)
Net cash used in investing activities - discontinued operations	-	(26,860)
Net cash used in investing activities	(17,405,831)	(2,920,702)

Cash flows from financing activities
Dividends paid to common shareholders	(5,092,796)	(4,464,712)
Dividends paid to preferred shareholders	(2,846)	(11,213)
Issuance (repurchase) of redeemable preferred stock	(4,362)	8,058
Payments on note payable to related party	(1,470,000)	(490,000)
Issuance of note payable to related party	784,000	686,000
Net cash used in financing activities	(5,786,004)	(4,271,867)
Net increase (decrease) in cash and cash equivalents	(14,145,489)	7,928,850
Cash and cash equivalents at beginning of period	45,482,966	37,554,116
Cash and cash equivalents at end of period	$31,337,477	$45,482,966

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

Basis of consolidation: The accompanying consolidated financial statements include the accounts of the Company’s (i) wholly-owned subsidiaries, Aquilex, Inc., Cayman Water Company Limited (“Cayman Water”), Consolidated Water (Belize) Limited (“CW-Belize”), Ocean Conversion (Cayman) Limited (“OC-Cayman”), DesalCo Limited (“DesalCo”), Consolidated Water Cooperatief, U.A. (“CW-Cooperatief”), Consolidated Water U.S. Holdings, Inc. (“CW-Holdings”); and (ii) majority-owned subsidiaries Consolidated Water (Bahamas) Ltd. (“CW-Bahamas”), Aerex Industries, Inc. (“Aerex”), PT Consolidated Water Bali (“CW-Bali”), N.S.C. Agua, S.A. de C.V. (“NSC”) and Aguas de Rosarito S.A.P.I. de C.V. (“AdR”). The Company’s investment in its affiliate Ocean Conversion (BVI) Ltd. (“OC-BVI”) is accounted for using the equity method of accounting. All significant intercompany balances and transactions have been eliminated in consolidation.

Foreign currency: The Company’s reporting currency is the United States dollar (“US$”). The functional currency of the Company and its foreign operating subsidiaries (other than NSC, AdR, CW-Cooperatief and CW-Bali) is the currency for each respective country. The functional currency for NSC, AdR, CW-Cooperatief and CW-Bali is the US$. NSC and AdR conduct business in US$ and Mexican pesos, CW-Cooperatief conducts business in US$ and euros, and CW-Bali conducts business in US$ and Indonesian rupiahs. The exchange rates for the Cayman Islands dollar, the Belize dollar and the Bahamian dollar are fixed to the US$. The exchange rates for conversion of Mexican pesos, euros and rupiahs into US$ vary based upon market conditions. Net foreign currency gains (losses) arising from transactions and re-measurements were $8,089 and $73,635 for the years ended December 31, 2018 and 2017, respectively, and are included in “Other income (expense) - Other” in the accompanying consolidated statements of income.

Cash and cash equivalents: Cash and cash equivalents consist of demand deposits at banks and highly liquid deposits at banks with an original maturity of three months or less. Cash and cash equivalents as of December 31, 2018 and December 31, 2017 include $8.4 million and $15.9 million, respectively, of certificates of deposits with an original maturity of three months or less.

As of December 31, 2018, the Company had deposits in U.S. banks in excess of federally insured limits of approximately $2.7 million. As of December 31, 2018, the Company held cash in foreign bank accounts, including Belize cash not held for sale, of approximately $28.9 million.

Transfers from the Company’s Bahamas bank accounts to Company bank accounts in other countries require the approval of the Central Bank of the Bahamas. As of December 31, 2018, the equivalent United States dollar cash balances for deposits held in The Bahamas were approximately $4.3 million.

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

Inventory: Inventory primarily includes consumables stock and spare parts stock that are valued at cost, less an allowance for obsolescence, with cost determined on the first-in, first-out basis. Inventory also includes potable water held in the Company’s reservoirs. The carrying amount of the water inventory is the lower of the average cost of producing water during the year or its net realizable value.

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

Construction in progress: Interest costs directly attributable to the acquisition and construction of qualifying assets, which are assets that necessarily take a substantial amount of time to be ready for their intended use, are added to the cost of those assets until such time as the assets are substantially ready for use. No interest was capitalized during the years ended December 31, 2018 or 2017.

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

For the years ended December 31, 2018 and 2017, the Company estimated the fair value of its reporting units by applying the discounted cash flow method, the guideline public company method, and the mergers and acquisitions method.

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

The Company also estimated the fair value of each of its reporting units for the years ended December 31, 2018 and 2017 through reference to the guideline companies and the market multiples implied by guideline merger and acquisition transactions.

The Company weighted the fair values estimated for each of its reporting units under each method and summed such weighted fair values to estimate the overall fair value for each reporting unit. The respective weightings the Company applied to each method as of December 31, 2018 were consistent with those used as of December 31, 2017 and were as follows:

Method	Retail	Bulk	Manufacturing
Discounted cash flow	80%	80%	80%
Guideline public company	10%	10%	10%
Mergers and acquisitions	10%	10%	10%
	100%	100%	100%

The fair values the Company estimated for its retail, bulk and manufacturing units exceeded their carrying amounts by 79%, 62% and 53%, respectively, as of December 31, 2018. The fair values the Company estimated for its retail and bulk units exceeded their carrying amounts by 121% and 59%, respectively, as of December 31, 2017. The carrying amount the Company estimated for its manufacturing unit exceeded its fair value by 12% as of December 31, 2017 and as discussed in the paragraph that follows, the Company recorded an impairment loss to reduce the carrying value of the goodwill for this segment.

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

In February 2019, the Company sold CW-Belize. As a result of this sale, CW-Belize has been accounted for as discontinued operations in the consolidated financial statements, and bulk segment goodwill of approximately $381,000 as of December 31, 2018 and 2017 associated with CW-Belize has been reclassified to long-term assets of discontinued operations in the consolidated statements of financial condition.

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

Other assets: Under the terms of CW-Bahamas’ contract with the Water and Sewerage Corporation of The Bahamas (“WSC”) to supply water from its Blue Hills desalination plant, CW-Bahamas was required to reduce the amount of water lost by the public water distribution system on New Providence Island, The Bahamas, over a one-year period by 438 million gallons, a requirement CW-Bahamas met during 2007. The Company was solely responsible for the engineering, labor and materials costs incurred to affect the reduction in lost water, which were capitalized and are being amortized on a straight-line basis over the original remaining life of the Blue Hills contract. Such costs are included in other assets and aggregated approximately $3.5 million as of December 31, 2018 and 2017. Accumulated amortization for these costs was approximately $2.2 million and $2.0 million as of December 31, 2018 and 2017, respectively. Amortization expense was $179,353 for the years ended December 31, 2018 and 2017.

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

The following table presents the Company’s revenues disaggregated by revenue source.

	Year Ended December 31,
	2018	2017
Retail revenues	$25,621,048	$23,225,066
Bulk revenues	31,031,287	28,682,113
Services revenues	1,811,372	469,347
Manufacturing revenues	7,256,150	6,990,496
Total Revenues	$65,719,857	$59,367,022

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

Bulk revenues

The Company produces and supplies water to government-owned distributors in the Cayman Islands and The Bahamas.

OC-Cayman provides bulk water to the Water Authority-Cayman (“WAC”), a government-owned utility and regulatory agency, under various agreements. The WAC in turn distributes such water to properties in Grand Cayman outside of Cayman Water’s retail license area.

The Company sells bulk water in The Bahamas through its majority-owned subsidiary CW-Bahamas to the Water WSC, which distributes such water through its own pipeline system to residential, commercial and tourist properties on the Island of New Providence. The Company also sells water to a private resort on Bimini.

The Company has elected the “right to invoice” practical expedient for revenue recognition on its bulk water sale contracts and recognizes revenue in the amount to which the Company has a right to invoice.

Services and Manufacturing revenues

The Company, through its 51% owned subsidiary Aerex, is a custom and specialty manufacturer of water treatment-related systems and products and provides design, engineering, management, operating and other services applicable to commercial, municipal and industrial water production. Substantially all of Aerex’s customers are U.S. companies.

The Company also provides design, engineering and construction services for desalination projects through DesalCo, which is recognized by suppliers as an original equipment manufacturer of seawater reverse osmosis desalination plants. DesalCo also provides management and procurement services for desalination plants and engineering services relating to municipal water production, distribution and treatment.

The Company recognizes construction services and manufacturing revenues over time under the input method using costs incurred (which represents work performed) to date relative to total estimated costs at completion to measure progress toward satisfying its performance obligations as such measure best reflects the transfer of control of the promised good to the customer. Contract costs include labor, material and overhead. The Company follows this method since it can make reasonably dependable estimates of the revenue and costs applicable to various stages of a contract. Under this input method, the Company records revenue and recognizes profit or loss as work on the contract progresses. The Company estimates total project costs and profit to be earned on each long-term, fixed price contract prior to commencement of work on the contract and updates these estimates as work on the contract progresses. The cumulative amount of revenue recorded on a contract at a specified point in time is that percentage of total estimated revenue that incurred costs to date comprises of estimated total contract costs. If, as work progresses, the actual contract costs exceed estimates, the profit recognized on revenue from that contract decreases. The Company recognizes the full amount of any estimated loss on a contract at the time the estimates indicate such a loss. Any costs and estimated earnings in excess of billings are classified as current assets. Billings in excess of costs and estimated earnings on uncompleted contracts, if any, are classified as current liabilities.

The Company has elected the “right to invoice” practical expedient for revenue recognition on its management services agreements and recognizes revenue in the amount to which the Company has a right to invoice.

Practical Expedients and Exemptions

The Company does not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which the Company recognizes revenue at the amount to which it has the right to invoice for services performed.

Comparative amounts: Certain amounts presented in the financial statements previously issued for 2017 have been reclassified to conform to the current year’s presentation.

3. Discontinued operations - CW-Belize

During the quarter ended September 30, 2018, the Company signed a non-binding Memorandum of Understanding (“MOU”) with Belize Water Services Ltd. (“BWSL”) with respect to the potential sale of CW-Belize to BWSL. The Company was not otherwise considering a sale of CW-Belize, so as an incentive for the Company to consider this proposed transaction, BWSL promised in the MOU to facilitate both the conversion from Belize dollars to US dollars and the subsequent repatriation of all cash balances CW-Belize had on deposit in Belize. Transfers of funds held by CW-Belize to its parent company, which were accomplished by means of conversion of Belize dollars into U.S. dollars, required the approval of the Central Bank of Belize and were dependent on the amount of U.S. dollars available to Belize banks to execute such transfers. Weakness in the Belize economy and other factors have reduced the amount of U.S. dollars that Belize banks have available for transfer, which limited in prior years and for most of 2018 the amount of funds the Company was able to transfer from CW-Belize. Repatriations of funds from CW-Belize to its parent company amounted to $458,000 and $400,000 for the years ended December 31, 2017 and 2016, respectively, significantly less than the net income and net cash flows CW-Belize generated for those years. With BWSL’s assistance, the Company was able to repatriate approximately $2.75 million in cash from Belize to its bank accounts in the Cayman Islands during the three months ended September 30, 2018 and an additional $1.0 million during the fourth quarter of 2018.

In late December 2018, the Company’s Board of Directors formally approved the sale of CW-Belize to BWSL and the Company repatriated an additional $1.1 million from CW-Belize during the first week of 2019.

On February 14, 2019, the Company closed the Transaction and completed the sale of CW-Belize to BWSL. After adjustments, the final purchase price under the Agreement was approximately $7.0 million. Pursuant to the Agreement, BWSL has paid the Company $6.735 million of the purchase price, with approximately $265,000 being withheld to cover any indemnification obligations of the Company under the Agreement. The amount withheld is payable by BWSL to the Company by June 30, 2019 to the extent not applied to cover any liabilities of the Company under the Agreement.

Summarized financial information for CW-Belize as of December 31, 2018 and 2017 and for the years ended December 31, 2018 and 2017 is as follows:

	December 31,
	2018	2017
Current assets	$1,959,494	$2,229,174
Property, plant and equipment, net	725,930	841,293
Inventory, non-current	356,854	296,012
Goodwill	380,680	380,680
Intangible assets	467,575	533,767
Other assets	14,023	15,123
Total assets of discontinued operations	$3,904,556	$4,296,049

Total liabilities of discontinued operations	$646,452	$1,097,821

	Year Ended December 31,
	2018	2017
Revenues	$3,127,767	$2,939,643
Income from operations	1,154,897	1,045,359
Net Income	1,115,825	1,041,234
Depreciation	115,363	116,081

4. Cash and cash equivalents

Cash and cash equivalents are not restricted by the terms of the Company’s bank accounts as to withdrawal or use. As of December 31, 2018 and 2017, the equivalent United States dollars are denominated in the following currencies:

	December 31,
	2018	2017
Bank accounts:
United States dollar	$11,797,054	$6,764,201
Cayman Islands dollar	5,626,487	4,306,768
Bahamian dollar	3,301,002	13,310,936
Belize dollar	1,130,783	4,646,184
Bermudian dollar	3,370	3,502
Mexican peso	37,313	17,014
Indonesian rupiah	22,289	46,331
	21,918,298	29,094,936

Short term deposits:
United States dollar	8,379,723	10,559,407
Cayman Islands dollar	-	4,802,060
Bahamian dollar	1,039,456	1,026,563
	9,419,179	16,388,030
Total cash and cash equivalents	$31,337,477	$45,482,966

Transfers from the Company’s Bahamas bank accounts to Company bank accounts in other countries require the approval of the Central Bank of the Bahamas.

5. Accounts receivable, net

	December 31,
	2018	2017
Trade accounts receivable	$22,331,720	$13,341,438
Receivable from OC-BVI	46,600	123,807
Other accounts receivable	2,008,677	1,380,735
	24,386,997	14,845,980
Allowance for doubtful accounts	(158,902)	(158,902)
Accounts receivable, net	$24,228,095	$14,687,078

The activity for the allowance for doubtful accounts consisted of:

	December 31,
	2018	2017
Opening allowance for doubtful accounts	$158,902	$193,338
Provision for doubtful accounts	-	-
Accounts written off during the year	-	(34,436)
Ending allowance for doubtful accounts	$158,902	$158,902

Significant concentrations of credit risk are disclosed in Note 21.

6. Inventory

	December 31,
	2018	2017
Water stock	$36,837	$28,332
Consumables stock	106,925	103,442
Spare parts stock	6,634,157	5,914,740
Total inventory	6,777,919	6,046,514
Less current portion	2,232,721	1,583,553
Inventory (non-current)	$4,545,198	$4,462,961

7. Loans receivable

	December 31,
	2018	2017
All loans receivable are due from the Water Authority Cayman and consisted of:
Two loans originally aggregating $10,996,290, bearing interest at 6.5% per annum, receivable in aggregate monthly installments of $124,827 to June 2019, and secured by the machinery and equipment of the North Side Water Works plant.	$734,980	$2,135,428
Total loans receivable	734,980	2,135,428
Less current portion	734,980	1,400,448
Loans receivable, excluding current portion	$-	$734,980

8. Property, plant and equipment and construction in progress

	December 31,
	2018	2017
Land	$3,435,361	$3,435,361
Buildings	19,829,575	19,916,098
Plant and equipment	61,777,836	58,873,604
Distribution system	36,057,078	33,901,161
Office furniture, fixtures and equipment	3,635,184	3,413,702
Vehicles	1,431,719	1,444,182
Leasehold improvements	244,221	237,027
Lab equipment	27,795	157,838
	126,438,769	121,378,973
Less accumulated depreciation	67,557,951	71,695,202
Property, plant and equipment, net	$58,880,818	$49,683,771
Construction in progress	$6,015,043	$1,823,284

As of December 31, 2018, the Company had outstanding capital commitments of $443,503. The Company maintains insurance for loss or damage to all fixed assets that it deems susceptible to loss. The Company does not insure its underground distribution system as the Company considers the possibility of material loss or damage to this system to be remote. During the years ended December 31, 2018 and 2017, $14,398,624 and $3,183,122, respectively, of construction in progress was placed in service. Depreciation expense was $5,514,881 and $5,746,865 for the years ended December 31, 2018 and 2017, respectively.

9. Investment in OC-BVI

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

The Company’s equity investment in OC-BVI amounted to $2,584,987 and $2,783,882 as of December 31, 2018 and 2017, respectively.

Summarized financial information for OC-BVI is as follows:

	December 31,
	2018	2017
Current assets	$2,286,179	$2,835,614
Non-current assets	3,859,310	3,945,071
Total assets	$6,145,489	$6,780,685

	December 31,
	2018	2017
Current liabilities	$132,005	$218,753
Non-current liabilities	1,048,950	1,158,300
Total liabilities	$1,180,955	$1,377,053

	Year Ended December 31,
	2018	2017
Revenues	$2,845,211	$2,874,936
Cost of revenues	1,348,046	1,759,285
Gross profit	1,497,165	1,115,651
General and administrative expenses	707,034	1,163,547
Long-lived asset impairment and disposition losses	-	188,164
Income (loss) from operations	790,131	(236,060)
Other income, net	3,393,271	587,859
Net income	4,183,402	351,799
Income attributable to non-controlling interests	52,275	58,202
Net income attributable to controlling interests	$4,131,127	$293,597

A reconciliation of the beginning and ending balances for the investment in OC-BVI for the year ended December 31, 2018:

Balance as of December 31, 2017	$2,783,882
Profit-sharing and equity from earnings of OC-BVI	2,452,355
Distributions received from OC-BVI	(2,651,250)
Balance as of December 31, 2018	$2,584,987

The Company recognized $1,798,280 and $127,802 in earnings from its equity investment in OC-BVI for the years ended December 31, 2018 and 2017, respectively. The Company recognized $654,075 and $46,575 in profit-sharing income from its profit-sharing agreement with OC-BVI for the years ended December 31, 2018 and 2017, respectively.

For the years ended December 31, 2018 and 2017, the Company recognized approximately $1,811,372 and $469,347, respectively, in revenues from its management services agreement with OC-BVI. Amounts payable by OC-BVI to the Company were $46,746 and $123,807 as of December 31, 2018 and 2017, respectively. The Company's deferred revenues from OC-BVI, included in other current liabilities in the accompanying consolidated balance sheets, were $0 and $181,328 as of December 31, 2018 and 2017, respectively.

Resolution of Baughers Bay Litigation

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

In 2006, the BVI government took the position that the seven-year extension of the 1990 Agreement had been completed and that it was entitled to ownership of the Baughers Bay plant and during 2007, the BVI government initiated litigation seeking ownership of the Baughers Bay plant. OC-BVI counterclaimed that it was entitled to continued possession and operation of the Baughers Bay plant until the BVI government paid OC-BVI approximately $4.7 million, which OC-BVI believed represented the value of the Baughers Bay plant at its expanded production capacity.

As a result of the final ruling made by the Appellate Court on this litigation in 2009, the BVI Government was awarded ownership of the Baughers Bay plant but OC-BVI was awarded compensation for improvements made to the plant in the amount equal to the difference between (i) the value of the Baughers Bay plant at the date OC-BVI transferred possession of the plant to the BVI government and (ii) $1.42 million (the purchase price for the Baughers Bay plant under the 1990 Agreement).

On August 31, 2018, OC-BVI and the BVI government entered into a settlement agreement for the Baughers Bay plant with an agreed upon value for the plant of $4,432,834, which resulted in a net payment (i.e. after legal and other expenses) to OC-BVI in September 2018 of $4,271,409. Such amount is included in other income, net in OC-BVI’s 2018 consolidated results of operations.

10. NSC and AdR Project Development

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

In August 2016, NSC and NuWater incorporated Newco under the name Aguas de Rosarito S.A.P.I. de C.V. (“AdR”), a special purpose company, to complete the Project and executed a shareholders agreement for AdR agreeing among other things that (i) AdR would purchase the land and other Project assets from NSC on the date that the Project begins commercial operations and (ii) AdR would enter into a Management and Technical Services Agreement with NSC effective on the first day that the Project begins commercial operations. As of December 31, 2018 and 2017, NSC owned 99.6% of the equity of AdR.

On August 22, 2016, the Public Private Partnership Agreement for public private partnership number 002/2015, bid number SIDUE-CEA-APP-2015-002 (“APP Contract”), was executed between AdR, CEA, the Government of Baja California represented by the Secretary of Planning and Finance and the Public Utilities Commission of Tijuana (“CESPT”). The APP Contract requires AdR to design, construct, finance and operate a seawater reverse osmosis desalination plant (and accompanying aqueducts) with a capacity of up to 100 million gallons per day in two phases: the first with a capacity of 50 million gallons per day and an aqueduct to the Mexican potable water system in Tijuana, Baja California; and the second phase with a capacity of 50 million gallons per day and an aqueduct to a second delivery point in Tijuana. The first phase must be operational within 36 months of commencing construction and the second phase must be operational by July 2024. The APP Contract further requires AdR to operate and maintain the plant and aqueduct for a period of 37 years starting from the commencement of operation of the first phase. At the end of the operating period, the plant and aqueduct will be transferred to the CEA.

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

In December 2016, the Congress of the State of Baja California, Mexico passed Decreto #57 which, among other things, ratified and authorized the payment obligations of the corresponding public entities under the APP Contract. During 2017, following consultations between representatives of the State of Baja California and the Ministry of Finance of the Federal Government of Mexico, it was determined that certain amendments to Decreto #57 were required to comply with recent changes to the Federal Financial Discipline Law for Federative Entities and Municipalities (the “Financial Discipline Law”). In addition, it was necessary to amend Decreto #57 to authorize the inclusion of revenues from the CESPT in the primary payment trust for the Project. These amendments were included in Decreto #168, which was approved by the Congress of the State of Baja California in December 2017. The authorization of the payment obligations of the public entities under the APP Contract given in Decreto #57, as amended by Decreto #168, expired on December 31, 2018. For the Project to proceed, the State must obtain new approvals from its Congress to establish the various payment trusts, guaranties and bank credit lines for use by the Project.

Both the exchange rate for the Mexico peso relative to the dollar and general macroeconomic conditions in Mexico have varied since the execution of the APP Contract. These changes have adversely impacted the estimated construction, operating, and financing costs for the Project. The APP Contract and the APP Law allow for the parties to negotiate (but do not guarantee) modifications to the consideration (i.e. water tariff) under the APP Contract in the event of such significant macroeconomic condition changes. In February 2017, AdR submitted proposals to the CEA requesting the definition of the mechanism required by the APP Contract to update the consideration under the APP Contract for changes in foreign exchange rates, lending rates and certain laws which have impacted the Project. On June 1, 2018, AdR and the CEA executed an amendment to the APP Contract which, among other things, increases the scope of Phase 1 of the Project for including the aqueduct originally designated for Phase 2, and addresses AdR’s concerns regarding the impact on the Project for changes in the exchange rate for the peso relative to the dollar and changes in interest rates that have occurred subsequent to the submission of the Consortium’s bid for the Project. As a result of this amendment to the APP Contract, the final cost of Phase 1 and the related consideration to be charged by AdR under the APP Contract will be determined based upon the bid submitted by the Consortium, the changes set forth in the amendment to the APP Contract and the economic conditions (e.g. interest rates and currency exchange rates) in effect on the financial closing date for Phase 1.

In February 2018, AdR executed a subscription agreement (the “Agreement”) for the equity funding required for the Project. The Agreement calls for NSC to retain a minimum of 25% of the equity in AdR. One or more affiliates of Greenfield SPV VII, S.A.P.I. de C.V. (“Greenfield”), a Mexico company managed by an affiliate of a leading U.S. asset manager, will acquire a minimum of 55% of the equity of AdR. The Agreement also provides Suez Medio Ambiente México, S.A. de C.V. (“Suez”), a subsidiary of SUEZ International, S.A.S., with the option to purchase 20% of the equity of AdR. If Suez does not exercise this option, NSC will retain 35% of the equity of AdR and Greenfield will acquire 65% of the equity of AdR. The Agreement will become effective when the additional conditions related to the Project are met, including but not limited to those conditions discussed previously. The aggregate investment to be made by the equity partners in the Project, in the form of equity and subordinated shareholder loans, is presently estimated at approximately 20% of the total cost of Phase 1 of the Project. This Agreement expires on June 30, 2019, unless otherwise extended by mutual agreement of the parties.

In February 2018, CW-Holdings acquired the remaining 0.4% of AdR’s equity interest previously held by NuWater.

In June 2018, AdR and Suez executed a contract whereby Suez will serve as the engineering, construction and procurement contractor for the Project with such contract becoming effective on the effective date of the APP Contract.

The political environment in Mexico has recently experienced significant changes and the new, federal administration has made economic policy announcements focusing on austerity. While the long-term ramifications of such changes and announcements are unknown, in the short-term they have (i) caused certain rating agencies to lower Mexico’s sovereign credit rating, (ii) resulted in a decrease in the value of the Mexico peso and (iii) created uncertainty with respect to the incoming administration’s position on projects and contracts approved by previous administrations. The federal administration has a strong influence on many of the state and local governments and congresses, raising the possibility that the federal government will influence local politics, which could impact the State’s and the CEA’s ability to meet certain conditions required to make the APP Contract effective.

If AdR is ultimately unable to proceed with the Project due to a failure by any of the parties involved to meet the conditions necessary for the APP Contract to become effective, or for any other reason, the land NSC has purchased and the right of way deposits may lose their strategic importance derived from their association with the Project and consequently may decline in value. If AdR does not proceed with the Project, NSC may ultimately be unable to sell this land or recoup their right of way deposits for amounts at least equal to their carrying values as of December 31, 2018 of approximately $21.1 million and $3.0 million, respectively. Any loss on the sale of the land, or impairment losses NSC may be required to record as a result of a decrease in the (i) fair value of the land; or (ii) value of the rights of way arising from the inability to complete the Project could have a material adverse impact on the Company’s financial condition and results of operations.

Included in the Company’s results of operations are general and administrative expenses from NSC and AdR, consisting of organizational, legal, accounting, engineering, consulting and other costs relating to Project development activities. Such expenses amounted to approximately $2,884,000 and $3,012,000 for the year ended December 31, 2018 and 2017, respectively. The assets and liabilities of NSC and AdR included in our consolidated balance sheets amounted to approximately $26.2 million and $243,000, respectively, as of December 31, 2018 and approximately $23.1 million and $173,000 respectively, as of December 31, 2017.

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

On May 2, 2017, the Tecate, Mexico court declared that the initial filing of this lawsuit had expired due to EWG’s lack of activity with respect to certain actions required to proceed to trial. Further, on May 25, 2017, such court declaration became definitive. EWG is entitled to refile the lawsuit, but to date has not done so.

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

In April 2018, AdR filed an amparo (i.e. a constitutional appeal) against the official writs issued by the Tenth Civil Judge to two governmental entities. In May 2018, the amparo claim was amended to also request protection against additional official writs issued by the Tenth Civil Judge to two other governmental entities and one banking institution. In May 2018, the Third District Court for Amparo and Federal Trials in the State of Baja California with residence in Tijuana granted a temporary suspension of the effects and consequences of the claimed official writs issued by the Tenth Civil Judge pending a further determination by the Third District Court. Such suspension was granted definitively in July 2018, and in August 2018, a resolution determining that the claimed official writs are unconstitutional, was issued. EWG filed a remedy against such resolution, which has not yet been resolved.

On October 16, 2018, NSC was served with the Tijuana Claim. On November 7, 2018, NSC filed a legal response to this claim, vigorously opposing the claims made by EWG. In addition to such legal response, NSC has filed (i) a request to submit the Tijuana Claim to arbitration, based on certain provisions of the by-laws of NSC, (ii) an appeal remedy against the preliminary relief, and (iii) a request for the setting of a guarantee to release the preliminary relief granted in favor of EWG. Neither the request for arbitration nor the mentioned appeal have been resolved.

On February 26, 2019, the Tenth Civil Judge acknowledged the filing of the mentioned legal response, the request to submit to arbitration, and the appeals remedy, granting EWG a period of three business days to, among others, state what it deemed convenient to its interest. However, to date, no resolution on such matters has been issued.

Further, on February 26, 2019, the Tenth Civil Judge set the requested guarantee, in the form of a security deposit in the amount of Mex. Cy. $1,000,000.00 (One million Mexican pesos), to release the preliminary relief sought by EWG. On March 4, 2019, NSC filed before the Tenth Civil Judge, evidence of such security deposit, requesting the release of the mentioned preliminary relief. Due to the recent filing of the security deposit, as of the date hereof, the resolution on the release of the preliminary relief is pending.

CW-Cooperatief has not been officially served with the Tijuana Claim, and AdR has not been notified that it has to appear for such trial. In any event, AdR is only named a third party called to trial, and no claims are made by EWG directly to AdR.

The Company cannot presently determine what impact the resolution of the Tijuana Claim may ultimately have on our ability to complete the Project.

11. Intangible assets

In February 2016, the Company purchased a 51% ownership interest in Aerex Industries, Inc. The purchase transaction identified certain intangible assets with a fair value of $5,900,000 and useful lives as follows: Non-Compete (5 years), Trade name (15 years), Certifications/programs (3 years), Customer backlog (1 year), and Customer relationships (4 years). The costs and accumulated amortization for these assets as of December 31, 2018 and 2017 were as follows:

	December 31,
	2018	2017
Cost
Non-compete agreement	$400,000	$400,000
Trade name	1,400,000	1,400,000
Certifications/programs	2,000,000	2,000,000
Customer backlog	100,000	100,000
Customer relationships	2,000,000	2,000,000
	5,900,000	5,900,000
Accumulated amortization
Non-compete agreement	(233,333)	(153,333)
Trade name	(272,222)	(178,889)
Certifications/programs	(1,944,444)	(1,277,778)
Customer backlog	(100,000)	(100,000)
Customer relationships	(1,458,334)	(958,333)
	(4,008,333)	(2,668,333)
Intangible assets, net	$1,891,667	$3,231,667

Amortization of intangible assets for each of the next five years and thereafter is expected to be as follows:

2019	$728,889
2020	215,000
2021	100,000
2022	93,333
2023	93,333
Thereafter	661,112
$1,891,667

Amortization expense was $1,340,000 and $1,363,850 for the years ended December 31, 2018 and 2017, respectively.

12. Note payable

Note payable consists of the following:

	December 31,
	2018	2017
Working capital loan from related party to Aerex bearing interest at 1.04% per annum and payable on March 31, 2018	$-	$686,000
Total note payable	-	686,000
Less current portion	-	686,000
Note payable, excluding current portion	$-	$-

13. Income taxes

The components of income before income taxes for the years ended December 31, 2018 and 2017 are as follows:

	Year Ended December 31,
	2018	2017
Foreign (not subject to income taxes)	$15,100,642	$10,041,971
Mexico	(3,115,656)	(3,188,134)
United States	(153,003)	(2,010,241)
	11,831,983	4,843,596
Less discontinued operations	(1,115,825)	(1,041,234)
	$10,716,158	$3,802,362

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

The Company's provision for income taxes for the years ended December 31, 2018 and 2017 consisted of a deferred tax benefit relating to U.S. operations made up of the following:

	Year Ended December 31,
	2018	2017
Current tax expense	$207,728	$1,371
Deferred tax benefit	(365,019)	(890,348)
	$(157,291)	$(888,977)

A reconciliation of the U.S. statutory federal tax rate to the effective benefit rate for the U.S. loss before income taxes for the years ended December 31, 2018 and 2017 is as follows:

	Year Ended December 31,
	2018	2017
U.S. statutory federal rate	21.00%	34.00%
State taxes, net of federal effect	4.22%	2.00%
Foreign tax rate differential	(38.26)%	(82.91)%
R&D tax credit	(2.27)%	(2.49)%
Permanent items	1.26%	13.39%
Tax Act adjustment	0.00%	(11.25)%
Valuation allowance for deferred tax assets	12.72%	28.90%
	(1.33)%	(18.36)%

The tax effects of significant items comprising the Company's net long-term deferred tax liability as of December 31, 2018 and 2017 were as follows:

	December 31,
	2018	2017
Deferred tax assets:
Operating loss carryforwards - Mexico	$3,020,049	$4,923,026
Land basis difference - Mexico	999,719	702,547
Start-up costs - Mexico	3,856,942	747,215
Valuation allowances	(7,876,710)	(6,372,788)
	-	-
Deferred tax liabilities:
Property and equipment - U.S.	180,431	205,827
Intangible assets - U.S.	479,443	819,066
	659,874	1,024,893

Net deferred tax liability	$659,874	$1,024,893

During the year ended December 31, 2018, the Company increased its total valuation allowance from $6.4 million to $7.9 million. As of December 31, 2018, the Company had a net loss carryforward valued at $10.1 million that will begin to expire in 2020 if unused.

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

The following summarizes information related to the computation of basic and diluted EPS:

	Year Ended December 31,
	2018	2017
Net income from continuing operations attributable to Consolidated Water Co. Ltd. stockholders	$10,177,662	$5,102,828
Less: preferred stock dividends	(12,356)	(11,418)
Net income from continuing operations available to common shares in the determination of basic earnings per common share	10,165,306	5,091,410
Net income from discontinued operation	1,115,825	1,041,234
Net income available to common shares in the determination of basic earnings per common share	$11,281,131	$6,132,644

Weighted average number of common shares in the determination of basic earnings per common share attributable to Consolidated Water Co. Ltd. common stockholders	14,962,760	14,896,944
Plus:
Weighted average number of preferred shares outstanding during the period	35,125	35,765
Potential dilutive effect of unexercised options and unvested stock grants	76,262	73,972
Weighted average number of shares used for determining diluted earnings per common share attributable to Consolidated Water Co. Ltd. common stockholders	15,074,147	15,006,681

16. Dividends

Interim dividends declared on Class A common stock and redeemable preferred stock for each quarter of the respective years ended December 31, 2018 and 2017 were as follows:

	2018	2017
First Quarter	$0.085	$0.075
Second Quarter	0.085	0.075
Third Quarter	0.085	0.075
Fourth Quarter	0.085	0.085
	$0.34	$0.31

17. Segment information

The Company has four reportable segments: retail, bulk, services and manufacturing. The retail segment primarily operates the water utility for the Seven Mile Beach and West Bay areas of Grand Cayman Island pursuant to an exclusive license granted by the Cayman Islands government. The bulk segment supplies potable water to government utilities in Grand Cayman and The Bahamas under long-term contracts. The services segment provides desalination plant management and operating services to affiliated companies and design, construct and sell desalination plants to third parties. The manufacturing segment manufactures and services a wide range of water-related products and provides design, engineering, management, operating and other services applicable to commercial, municipal and industrial water production, supply and treatment. Consistent with prior periods, the Company records all non-direct general and administrative expenses in its retail business segment and does not allocate any of these non-direct costs to its other three business segments.

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

	Year Ended December 31, 2018
	Retail	Bulk	Services	Manufacturing	Total
Revenues	$25,621,048	$31,031,287	$1,811,372	$7,256,150	$65,719,857
Cost of revenues	11,011,456	21,551,383	1,503,034	4,911,697	38,977,570
Gross profit	14,609,592	9,479,904	308,338	2,344,453	26,742,287
General and administrative expenses	12,029,646	1,301,042	2,889,703	2,489,028	18,709,419
Loss on asset dispositions and impairments, net	12,263	-	41,180	3,331	56,774
Income (loss) from operations	$2,567,683	$8,178,862	$(2,622,545)	$(147,906)	7,976,094
Other income, net					2,740,064
Income before income taxes					10,716,158
Benefit from income taxes					(157,291)
Net income from continuing operations					10,873,449
Income from continuing operations attributable to non-controlling interests					695,787
Net income from continuing operations attributable to Consolidated Water Co. Ltd. stockholders					10,177,662
Net income from discontinued operations					1,115,825
Net income attributable to Consolidated Water Co. Ltd. stockholders					$11,293,487

Depreciation and amortization expenses for the year ended December 31, 2018 for the retail, bulk, services and manufacturing segments were $2,019,462, $3,387,592, $28,386 and $1,598,794, respectively.

	As of December 31, 2018
	Retail	Bulk	Services	Manufacturing	Total
Accounts receivable, net	$2,947,193	$18,480,589	$1,812,838	$987,475	$24,228,095
Property plant and equipment, net	$24,435,501	$32,820,908	$14,772	$1,609,637	$58,880,818
Construction in progress	$5,437,093	$574,659	$3,291	$-	$6,015,043
Intangibles, net	$-	$-	$-	$1,891,667	$1,891,667
Goodwill	$1,170,511	$1,947,846	$-	$4,885,211	$8,003,568
Land and rights of way held for development	$-	$-	$24,161,024	$-	$24,161,024
Total segment assets	$61,210,879	$67,739,059	$27,406,983	$12,254,121	$168,611,042
Assets of discontinued operations					$3,904,556
Total assets					$172,515,598

	Year Ended December 31, 2017
	Retail	Bulk	Services	Manufacturing	Total
Revenues	$23,225,066	$28,682,113	$469,347	$6,990,496	$59,367,022
Cost of revenues	10,372,199	19,562,503	469,797	4,963,962	35,368,461
Gross profit	12,852,867	9,119,610	(450)	2,026,534	23,998,561
General and administrative expenses	11,884,659	1,108,158	3,043,078	2,646,504	18,682,399
Loss on asset dispositions and impairments, net	1,640,158	-	-	1,400,000	3,040,158
Income (loss) from operations	$(671,950)	$8,011,452	$(3,043,528)	$(2,019,970)	2,276,004
Other income, net					1,526,358
Income before income taxes					3,802,362
Benefit from income taxes					(888,977)
Net income from continuing operations					4,691,339
Loss from continuing operations attributable to non-controlling interests					(411,489)
Net income from continuing operations attributable to Consolidated Water Co. Ltd. stockholders					5,102,828
Net income from discontinued operations					1,041,234
Net income attributable to Consolidated Water Co. Ltd. stockholders					$6,144,062

Depreciation and amortization expenses for the year ended December 31, 2017 for the retail, bulk, services and manufacturing segments were $2,008,992, $3,632,171, $44,934 and $1,603,971, respectively.

	As of December 31, 2017
	Retail	Bulk	Services	Manufacturing	Total
Accounts receivable, net	$2,406,595	$9,816,852	$1,155,318	$1,308,313	$14,687,078
Property plant and equipment, net	$23,172,382	$24,579,526	$84,339	$1,847,524	$49,683,771
Construction in progress	$321,368	$1,498,625	$3,291	$0	$1,823,284
Intangibles, net	$-	$-	$-	$3,231,667	$3,231,667
Goodwill	$1,170,511	$1,947,846	$-	$4,885,211	$8,003,568
Land and rights of way held for development	$-	$-	$21,505,675	$-	$21,505,675
Total segment assets	$52,095,524	$71,489,274	$24,488,173	$13,111,875	$161,184,846
Assets of discontinued operations					$4,296,049
Total assets					$165,480,895

Revenues earned by major geographic region were:

	Year ended December 31,
	2018	2017
Cayman Islands	$34,623,925	$30,218,830
Bahamas	23,241,361	21,528,494
Indonesia	153,233	159,856
USA	7,256,150	6,990,496
Revenues earned from management services agreement with OC-BVI	445,188	469,346
	$65,719,857	$59,367,022

Revenues earned from major customers were:

	Year ended December 31,
	2018	2017
Revenues earned from the Water and Sewerage Corporation	$22,956,878	$21,307,993
Percentage of total revenues from the WSC	35%	36%
Revenues earned from the Water Authority - Cayman	$7,789,926	$7,153,620
Percentage of total revenues from the WAC	12%	12%

Property, plant and equipment, net by major geographic region were:

	December 31,
	2018	2017
Cayman Island operations	$24,340,063	$23,182,334
Bahamas operations	32,738,531	24,511,285
USA	1,609,637	1,847,524
All other country operations	192,587	142,628
	$58,880,818	$49,683,771

18. Cost of revenues and general and administrative expenses

	Year Ended December 31,
	2018	2017
Cost of revenues consist of:
Electricity	$11,087,214	$9,722,210
Depreciation	5,328,091	5,553,423
Fuel oil	5,434,995	4,423,264
Employee costs	5,127,831	5,344,251
Cost of plant sales	1,059,520	-
Maintenance	2,481,095	2,443,629
Retail license royalties	1,687,010	1,537,879
Insurance	996,563	944,366
Materials	3,102,533	2,836,240
Other	2,672,718	2,563,199
	$38,977,570	$35,368,461

General and administrative expenses consist of:
Employee costs	$8,400,729	$8,061,686
Insurance	751,541	734,003
Professional fees	1,250,634	1,375,965
Directors’ fees and expenses	845,891	804,110
Depreciation	158,404	164,025
NSC project expenses	2,884,213	3,011,710
Amortization of Intangibles	1,340,000	1,363,849
Other	3,078,007	3,167,051
	$18,709,419	$18,682,399

19. Stock-based compensation

The Company has the following stock compensation plans that form part of its employees’ and Directors’ remuneration:

Employee Share Incentive Plan (Preferred Shares)

The Company awards shares of its preferred stock for $nil consideration under its Employee Share Incentive Plan to eligible employees, other than Directors and Officers, after four consecutive years of employment. If these employees remain with the Company for an additional four consecutive years, they can convert these preferred shares into shares of common stock on a one for one basis. In addition, at the time the preferred shares are granted, the employees receive options to purchase an equal number of shares of preferred stock at a discount to the average trading price of the Company’s common stock for the first seven days of the October immediately preceding the date of the preferred stock grant. If these options are exercised, the shares of preferred stock obtained may also be converted to shares of common stock if the employee remains with the Company for an additional four consecutive years. Each employee’s option to purchase shares of preferred stock must be exercised within 30 days of the grant date, which is the 90th day after the date of the independent registered public accountants’ audit opinion on the Company’s consolidated financial statements. Shares of preferred stock not subsequently converted to shares of common stock are redeemable only at the discretion of the Company. Shares of preferred stock granted under this plan during the years ended December 31, 2018 and 2017 totaled 7,409 and 9,441, respectively, and an equal number of preferred stock options were granted in each of these years.

Employee Share Option Plan (Common Stock Options)

The Company has an employee stock option plan for certain long-serving employees of the Company. Under the plan, these employees are granted in each calendar year, as long as the employee is a participant in the Employee Share Incentive Plan, options to purchase common shares. The price at which the option may be exercised will be the closing market price on the grant date, which is the 40th day after the date of the Company’s Annual Shareholder Meeting. The number of options each employee is granted is equal to five times the sum of (i) the number of preferred shares which that employee receives for $nil consideration and (ii) the number of preferred share options which that employee exercises in that given year. Options may be exercised during the period commencing on the fourth anniversary of the grant date and ending on the thirtieth day after the fourth anniversary of the grant date. Options granted under this plan during the years ended December 31, 2018 and 2017 totaled 2,750 and 3,390, respectively.

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

Non-Executive Directors’ Share Plan

This stock grant plan provides part of Directors’ remuneration. Under this plan, non-Executive Directors receive a combination of cash and common stock for their participation in Board meetings. The number of shares of common stock granted is calculated based upon the market price of the Company’s common stock on October 1 of the year preceding the grant. Common stock granted under this plan during the years ended December 31, 2018 and 2017 totaled 18,242 and 17,158 shares, respectively. The Company recognized stock-based compensation for these share grants of $236,691 and $210,151 for the years ended December 31, 2018 and 2017, respectively.

The Company measures and recognizes compensation expense at fair value for all share-based payments, including stock options. Stock-based compensation for the Employee Share Incentive Plan, Employee Share Option Plan and the 2008 Equity Incentive Plan totaled $137,191 and $152,166 for the years ended December 31, 2018 and 2017, respectively, and is included in general and administrative expenses in the accompanying consolidated statements of income.

The significant weighted average assumptions for the years ended December 31, 2018 and 2017 were as follows:

	2018	2017
Risk free interest rate	2.05%	1.09%
Expected option life (years)	1.2	1.0
Expected volatility	25.10%	37.21%
Expected dividend yield	2.62%	2.41%

A summary of the Company’s stock option activity for the year ended December 31, 2018 is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (1)
Outstanding at beginning of period	12,085	$12.38
Granted	10,159	10.58
Exercised	(1,335)	9.72
Forfeited/expired	(10,079)	10.58
Outstanding as of December 31, 2018	10,830	$12.69	2.05 years	$-
Exercisable as of December 31, 2018	-	$0.00	- years	$-

(1)	The intrinsic value of a stock option represents the amount by which the fair value of the underlying stock, measured by reference to the closing price of the common shares of $11.66 on the Nasdaq Global Select Market on December 31, 2018, exceeds the exercise price of the option.

As of December 31, 2018, 10,830 non-vested options were outstanding, with weighted average exercise price of $12.69, and average remaining contractual life of 2.05 years. The total remaining unrecognized compensation costs related to unvested stock-based arrangements were $17,044 as of December 31, 2018 and are expected to be recognized over a weighted average period of 2.05 years.

As of December 31, 2018, unrecognized compensation costs relating to redeemable preferred stock outstanding were $159,332 and are expected to be recognized over a weighted average period of 1.14 years.

The following table summarizes the weighted average fair value of options at the date of grant and the intrinsic value of options exercised during the years ended December 31, 2018 and 2017:

	2018	2017
Options granted with an exercise price below market price on the date of grant:
Employees — preferred stock	$3.27	$4.11
Overall weighted average	3.27	4.11

Options granted with an exercise price at market price on the date of grant:
Management employees	$-	$-
Employees — common stock	3.19	3.23
Overall weighted average	3.19	3.23

Options granted with an exercise price above market price on the date of grant:
Management employees	$-	$-
Employees — preferred stock	-	-
Overall weighted average	-	-

Total intrinsic value of options exercised	$4,379	$8,942

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

The non-performance-based stock grants vest in one third increments at the end of each year over a three-year period. Non-performance-based stock grants under this plan totaled 26,864 and 26,958 for the years ended December 31, 2018 and 2017, respectively and were issued in 2019 and 2018, respectively. The Company recognized $317,991 and $302,121 in stock-based compensation expense related to the non-performance stock grants under the long-term compensation plan for the years ended December 31, 2018 and 2017, respectively.

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

The next three-year measurement period for the performance-based stock grants was for the period which began January 1, 2016 and ended December 31, 2018. A total of 12,930 shares of common stock were granted effective December 31, 2018 for this three-year measurement period based upon the Company’s financial performance relative to the cumulative financial performance targets and the Company recognized $158,263 in stock-based compensation for the year ended December 31, 2018 related to these grants.

20. Retirement benefits

Retirement benefit plans are offered to all employees in Florida, Cayman Islands and Bahamas. The plans are administered by third party plan providers and are defined contribution plans. The Company matches the contribution of each employee participating in the plans in an amount up to (i) the first 5% of a Cayman Islands or Bahamas employee’s salary; and (ii) 6% of a Florida employee’s salary. The total amount recognized as an expense under the plans during the years ended December 31, 2018 and 2017 was $408,128, and $384,624, respectively.

21. Financial instruments

Credit risk:

The Company is not exposed to significant credit risk on its retail customer accounts as its policy is to cease supply of water to customers’ accounts that are more than 45 days overdue. The Company’s exposure to credit risk is concentrated on receivables from its bulk water and manufacturing customers. The Company considers these receivables fully collectible and therefore has not recorded an allowance for these receivables.

Interest rate risk:

The Company is not subject to significant interest-rate risk arising from fluctuations in interest rates.

Foreign exchange risk:

All relevant foreign currencies other than the Mexican peso, Indonesian rupiah and the euro have been fixed to the dollar for more than 20 years and as a result, the Company does not employ a hedging strategy against exchange rate risk associated with the reporting in dollars. If any of these fixed exchange rates becomes a floating exchange rate or if any of the foreign currencies in which the Company conducts business depreciate significantly against the dollar, the Company’s consolidated results of operations could be adversely affected.

Fair values:

As of December 31, 2018 and 2017, the carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and other current liabilities, the note payable to related party, the demand loan payable and dividends payable approximate their fair values due to the short-term maturities of these instruments. Management considers that the carrying amounts for loans receivable as of December 31, 2018 and 2017 approximate their fair value as the stated interest rates approximate market rates.

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

The following table presents the Company’s fair value hierarchy for assets and liabilities measured at fair value as of December 31, 2018 and 2017:

	December 31, 2018
	Level 1	Level 2	Level 3	Total
Assets:
Recurring
Net asset arising from put/call options	$-	$-	$24,000	$24,000

	December 31, 2017
	Level 1	Level 2	Level 3	Total
Assets:
Recurring
Net asset arising from put/call options	$-	$-	$280,000	$280,000

The activity for the Level 3 asset for the year ended December 31, 2018:

Net asset arising from put/call options
Balance as of December 31, 2017(1)	$280,000
Unrealized loss	256,000
Balance as of December 31, 2018(1)	$24,000

(1)	The net asset arising from the put/call options is included in other assets in the accompanying consolidated balance sheets as of December 31, 2018 and 2017.

22. CW-Bali

Through its subsidiary CW-Bali, the Company built a seawater reverse osmosis plant located in Nusa Dua, one of the primary tourist areas of Bali, Indonesia. The Company built this plant based upon its belief that future water shortages in this area of Bali would eventually enable it to sell all of this plant’s production. Since inception of CW-Bali’s operations in 2013, the sales volumes for its plant have not been sufficient to cover its operating costs and CW-Bali has incurred net losses. The Company’s net losses from CW-Bali for the years ended December 31, 2018 and 2017, were approximately ($218,000) and ($1.9 million). The results of CW-Bali are included in the retail segment for segment reporting purposes.

In May 2017, after considering CW-Bali’s historical and projected operating losses, its on-going funding requirements, the current business and economic environment in Bali and the Company’s inability to obtain a strategic partner for CW-Bali, the Company’s Board of Directors formally resolved to discontinue CW-Bali’s operations. Based upon this decision to cease CW-Bali’s operations, the Company estimated the future cash flows the Company would receive under various scenarios from the disposition of its investment in CW-Bali and assigned a probability to each scenario to determine an estimated fair value of its investment in CW-Bali. Based upon these probability-weighted sums, the Company recorded impairment losses totaling approximately ($1.7 million) in 2017, which are included in loss on long-lived asset dispositions and impairments, net in the accompanying consolidated statements of income.

The Company planned to cease the production of water in Bali, sell its stock in CW-Bali or CW-Bali’s net assets, and exit the Bali market at the earliest practical date. However, in October 2017, CW-Bali’s sole remaining customer filed a lawsuit in the district court of Denpasar in Bali, Indonesia against CW-Bali, its President, and the Company’s Chief Financial Officer in his capacity as the President of CW-Bali’s Board of Commissioners (i.e. Directors) seeking compensatory damages of 57.1 billion rupiahs and punitive damages of 26 billion rupiahs as a result of the anticipated breach of this customer’s water supply agreement that will arise from CW-Bali’s planned cessation of operations. The Company believed this lawsuit was without merit and vigorously defended CW-Bali and the two other defendants. However, until this lawsuit was resolved the Company was legally prohibited from disposing of its investment in CW-Bali or any of CW-Bali’s assets. In April 2018, the Denpasar court ruled that it had no authority to adjudicate this case due to a clause in the water supply agreement that requires all disputes to be handled through arbitration in Singapore. However, the customer immediately filed an appeal with respect to the Denpasar court ruling. In October 2018, the Denpasar appeals court issued its ruling which upheld the previous court’s ruling, thereby denying the customer’s appeal.

23. Commitments and contingencies

Commitments

As of December 31, 2018, the Company held operating leases for office space, warehouse space, and equipment. In addition to minimum lease payments, certain leases provide for payment of real estate taxes, insurance, common area maintenance, and certain other expenses. Lease terms may include escalating rent provisions and rent incentives. Minimum lease payments and rent incentives are expensed using a straight-line method over the non-cancellable lease term, which expire at various dates through the year 2021.

The short-term and long-term components of deferred rent assets are included within prepaid expenses and other current assets, and other assets, respectively, in the accompanying consolidated balance sheets.

Future minimum lease payments under these non-cancellable operating leases as of December 31, 2018 are as follows:

2019	$474,831
2020	335,471
2021	83,886
$894,188

Total rental expense for the years ended December 31, 2018 and 2017 was $870,833 and $844,561, respectively, and is included within general and administrative expenses in the accompanying consolidated statements of income.

The Company has entered into employment agreements with certain executives, which expire through December 31, 2021 and provide for, among other things, base annual salaries in an aggregate amount of approximately $2.0 million, performance bonuses and various employee benefits.

The Company has purchase obligations totaling approximately $4.3 million through May 31, 2020.

Contingencies

CW-Bahamas

CW-Bahamas’ accounts receivable balances due from the WSC amounted to $17.6 million as of December 31, 2018 as compared to $9.1 million as of December 31, 2017. The increase in these accounts receivable has adversely impacted the liquidity of this subsidiary.

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

If CW-Bahamas continues to be unable to collect a significant portion of its delinquent accounts receivable in the coming months, one or more of the following events may occur: (i) CW-Bahamas may not have sufficient liquidity to meet its obligations without new funding from its shareholders; (ii) we may be required to cease the recognition of revenues on CW-Bahamas’ water supply agreements with the WSC; and (iii) we may be required to provide an allowance for CW-Bahamas’ accounts receivable. Any of these events could have a material adverse impact on the Company’s results of operations, financial position and cash flows.

Cayman Water

The Company sells water through its retail operations under a license issued in July 1990 by the Cayman Islands government that granted Cayman Water the exclusive right to provide potable water to customers within its licensed service area. As discussed below, this license expired in January 2018. Pursuant to the license, Cayman Water has the exclusive right to produce potable water and distribute it by pipeline to its licensed service area, which consists of two of the three most populated areas of Grand Cayman Island: Seven Mile Beach and West Bay. In 2018 and 2017 the Company generated approximately 39% and 39%, respectively, of its consolidated revenues and 54% and 54%, respectively, of its consolidated gross profit from the retail water operations conducted pursuant to Cayman Water’s exclusive license.

The license was originally scheduled to expire in July 2010 but was extended several times by the Cayman Islands government in order to provide the parties with additional time to negotiate the terms of a new license agreement. The most recent extension of the license expired on January 31, 2018. The Company continues to provide water subsequent to January 31, 2018 on a month-to-month “good faith” basis under the terms of the expired license in order to allow for the continuation of negotiations for a new license without interruption to an essential service.

In October 2016, the Government of the Cayman Islands passed legislation which created a new utilities regulation and competition office (“OfReg”). OfReg is an independent and accountable regulatory body with a view of protecting the rights of consumers, encouraging affordable utility services, and promoting competition. OfReg, which began operations in January 2017, has the ability to supervise, monitor and regulate multiple utility undertakings and markets. Supplemental legislation was passed by the Government of the Cayman Islands in April 2017, which transferred responsibility for economic regulation of the water utility sector and the retail license negotiations from the WAC to OfReg in May 2017. The Company began license negotiations with OfReg in July 2017 and such negotiations are continuing. The Company has been informed during its retail license negotiations, both by OfReg and its predecessor in these negotiations, that the Cayman Islands government seeks to restructure the terms of its license in a manner that could significantly reduce the operating income and cash flows the Company has historically generated from its retail license.

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

Bulk Water Operations in the Cayman Islands

Through its wholly-owned subsidiary, OC-Cayman, the Company provides bulk water to the WAC, a government-owned utility and regulatory agency, under various agreements. The WAC in turn distributes that water to properties in Grand Cayman outside of Cayman Water’s retail license area.

The water OC-Cayman sells to the WAC is produced at three seawater reverse osmosis desalination plants in Grand Cayman owned by the WAC, but designed, built and operated by OC-Cayman: the North Sound, Red Gate and North Side Water Works (“NSWW”) plants. The previous operating agreements for the North Sound and Red Gate plants expired in February 2019. In response to a public bidding process for a new operations and maintenance agreement encompassing both the North Sound and Red Gate plants, the Company submitted a bid for the new agreement.

In August 2018, the WAC accepted OC-Cayman’s bid for the new agreement, and the WAC and OC-Cayman entered into a new five-year contract commencing on February 1, 2019 for the operation of the North Sound and Red Gate plants. The terms of the new agreement are substantially consistent with those of the prior North Sound and Red Gate water supply agreements, except that (i) OC-Cayman has decreased the price it charges for the water supplied; and (ii) under the new agreement the WAC pays the energy costs for the operation of these plants directly to the utility company rather than paying OC-Cayman a pass-through charge for these costs. In 2018, OC-Cayman generated approximately $5.1 million in revenues under the North Sound and Red Gate agreements, of which $3.2 million consisted of energy pass-through charges.

The current operations and maintenance agreement for the NSWW plant expires June 2019. Pursuant to a public bidding process, in February 2019 we submitted our bid to operate and maintain this plant for a period of seven years after the current contract expires and are awaiting the results of the bidding process and the decision of the WAC. In 2018, the Company generated approximately $2.7 million in revenues under the NSWW agreement

If the Company does not obtain a new bulk water supply agreement for the NSWW plant, or if such new agreement is obtained on terms less favorable than the Company’s existing agreement, its results of operations and cash flows will be adversely affected.

24. Supplemental disclosure of cash flow information

	Year Ended December 31,
	2018	2017
Interest paid in cash	$12,534	$5,978

Non-cash transactions:
Transfers from inventory to property, plant and equipment and construction in progress	$400,004	$291,275
Transfers from construction in progress to property, plant and equipment	$14,398,624	$3,183,122
Transfers from other assets to construction in progress	$2,137,341	$-
Transfer from other assets to land and rights of way held for development	$-	$947,251
Issuance of 58,228 and 34,991, respectively, shares of common stock for services rendered	$674,658	$402,927
Issuance of 7,409 and 9,441, respectively, shares of redeemable preferred stock for services rendered	$96,317	$118,485
Conversion (on a one-to-one basis) of 5,809 and 12,214, respectively, shares of redeemable preferred stock to common stock	$3,485	$7,328
Dividends declared but not paid	$1,276,505	$1,270,950

25. Impact of recent accounting standards

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

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which clarifies how certain cash receipts and payments are presented in the statement of cash flows. ASU 2016-15 is effective for annual periods beginning after December 15, 2017 and early adoption is permitted. The adoption of ASU 2016-15 did not have a material impact on the Company’s financial position, results of operations or cash flows for the year ended December 31, 2018. For the year ended December 31, 2017, the adoption resulted in a reclassification of approximately $1.5 million in cash inflows related to the distribution of earnings from OC-BVI from investing activities to operating activities in the consolidated statement of cash flows.

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

In December 2018, the FASB issued ASU 2018-20, Leases (Topic 842): Narrow-Scope Improvements for Lessors, which addresses issues facing lessors when applying the leases standard such as taxes collected from lessees, certain lessor costs paid directly by lessees, and recognition of variable payments for contracts with lease and nonlease components. In March 2019, the FASB issued ASC 2019-01, Leases (Topic 842): Codification Improvements, which amends the new leasing guidance to align the application of fair value by lessors that are not manufacturers or dealers, requires lessors within the scope of Topic 942, Financial Services-Depository and Lending, to present all principal payments received under leases within investment activities on the Statement of Cash Flows, and exempts both lessees and lessors from providing certain interim disclosures in the fiscal year in which a company adopts the new leases standard.

The guidance requires lessees to recognize an asset and liability on the balance sheet for all of their lease obligations. Operating leases were previously not recognized on the balance sheet. ASU 2016-02 is effective for annual reporting periods beginning after December 15, 2018 and early adoption is permitted. The Company will adopt the standard using the modified retrospective method for its existing leases and expects that this standard will increase lease assets and lease liabilities on the consolidated balance sheets. The Company intends to elect certain practical expedients and will carry forward historical conclusions related to (1) contracts that contain leases, (2) existing lease classification for any expired or existing leases, and (3) initial direct costs for any existing leases. The Company will also apply the practical expedient that will allow the Company to elect, as an accounting policy, by asset class, to include both lease and non-lease components as a single component and account for it as a lease. The Company will apply the short-term lease exception for lessees which will allow the Company to not have to apply the recognition requirements of the new leasing guidance for short-term leases and to recognize lease payments in net income on a straight-line basis over the lease term. The Company will also apply the practical expedient related to land easements, allowing it to carry forward its accounting treatment for land easements on existing agreements. Based on an analysis the Company has performed, the adoption of this new lease standard is not expected to have a material impact on Company’s financial position, results of operations or cash flows.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Ocean Conversion (BVI) LTD.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Ocean Conversion (BVI) LTD. (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of operations, statements of stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

Fort Lauderdale, Florida
March 15, 2019

OCEAN CONVERSION (BVI) LTD.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2018	2017
ASSETS
Current assets
Cash and cash equivalents	$1,541,237	$2,028,540
Accounts receivable, net	625,438	543,204
Inventory	59,693	58,898
Prepaid expenses and other assets	59,811	204,972
Total current assets	2,286,179	2,835,614

Property, plant and equipment, net	3,256,326	3,298,106
Inventory, non-current	290,484	301,548
Other assets	312,500	345,417
Total assets	$6,145,489	$6,780,685

LIABILITIES AND EQUITY
Current liabilities
Accounts payable and other liabilities	$132,005	$218,753
Total current liabilities	132,005	218,753

Profit-sharing obligation	1,048,950	1,158,300
Total liabilities	1,180,955	1,377,053

Equity
Class A, voting shares, $1 par value. Authorized 600,000 shares: issued and outstanding 555,000 shares	555,000	555,000
Class B, voting shares, $1 par value. Authorized 600,000 shares: issued and outstanding 555,000 shares	555,000	555,000
Class C, non-voting shares, $1 par value. Authorized 600,000 shares: issued and outstanding 165,000 shares	165,000	165,000
Additional paid-in capital	225,659	225,659
Retained earnings	3,308,837	3,640,210
Total OC-BVI stockholders’ equity	4,809,496	5,140,869
Non-controlling interest	155,038	262,763
Total equity	4,964,534	5,403,632
Total liabilities and equity	$6,145,489	$6,780,685

The accompanying notes are an integral part of these consolidated financial statements.

OCEAN CONVERSION (BVI) LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

	December 31,
	2018	2017
Revenues	$2,845,211	$2,874,936
Cost of revenues	1,348,046	1,759,285
Gross profit	1,497,165	1,115,651
General and administrative expenses	707,034	1,163,547
Loss on long-lived asset dispositions	-	188,164
Income (loss) from operations	790,131	(236,060)
Other income (expense)
Interest income	18,544	93,657
Gain on insurance proceeds	250,142	587,352
Profit sharing expense	(1,308,150)	(93,150)
Litigation settlement	4,432,735	-
Other income (expense), net	3,393,271	587,859
Net income	4,183,402	351,799
Income attributable to non-controlling interests	52,275	58,202
Net income attributable to controlling interests	$4,131,127	$293,597

The accompanying notes are an integral part of these consolidated financial statements.

OCEAN CONVERSION (BVI) LTD.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common		Additional	Retained	Non-controlling	Total stockholders'
	Shares	Dollars	paid-in capital	earnings	interest	equity
Balance as of December 31, 2016	1,275,000	1,275,000	225,659	5,832,863	204,561	7,538,083
Net income	-	-	-	293,597	58,202	351,799
Dividends declared	-	-	-	(2,486,250)	-	(2,486,250)
Balance as of December 31, 2017	1,275,000	1,275,000	225,659	3,640,210	262,763	5,403,632
Net income	-	-	-	4,131,127	52,275	4,183,402
Dividends declared	-	-	-	(4,462,500)	(160,000)	(4,622,500)
Balance as of December 31, 2018	1,275,000	$1,275,000	$225,659	$3,308,837	$155,038	$4,964,534

The accompanying notes are an integral part of these consolidated financial statements.

OCEAN CONVERSION (BVI) LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2018	2017
Cash flows from operating activities
Net income	$4,183,402	$351,799
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities
Depreciation	393,072	433,802
Loss on long-lived asset dispositions	-	188,164
Gain from insurance recovery	(250,142)	(587,352)
Profit sharing	1,308,150	93,150
(Increase) decrease in accounts receivable	(204,326)	533,823
(Increase) decrease in inventory	10,269	(36,753)
(Increase) decrease in prepaid expenses and other assets	178,078	(105,215)
Increase (decrease) in accounts payable and other liabilities	(86,748)	21,080
Net cash provided by operating activities	5,531,755	892,498

Cash flows from investing activities
Additions to property, plant and equipment and construction in progress	(351,292)	(911,878)
Proceeds from insurance recovery	372,234	814,330
Net cash (used in) investing activities	20,942	(97,548)

Cash flows from financing activities
Profit sharing rights paid	(1,417,500)	(789,750)
Dividends paid to stockholders	(4,462,500)	(2,486,250)
Dividends paid to non-controlling interests	(160,000)	-
Net cash (used in) financing activities	(6,040,000)	(3,276,000)
Net increase (decrease) in cash and cash equivalents	(487,303)	(2,481,050)
Cash and cash equivalents at the beginning of the period	2,028,540	4,509,590
Cash and cash equivalents at the end of the period	$1,541,237	$2,028,540

Non-cash transactions
Receivable from long-lived asset dispositions due to hurricane	$-	$102,659

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

JVD Ocean Desalination Ltd. (“JVD”), a majority owned subsidiary of OC-BVI, was incorporated on January 2, 2003 and began producing potable water on the island of Jost Van Dyke for the BVI government in July 2003 under a 10-year contract with the BVI government that expired July 8, 2013. OC-BVI continues to operate the plant on Jost van Dyke on the terms of this contract until such time that the BVI government informs OC-BVI of its intention to extend the previous contract, enter into a new agreement or cease purchasing water from the Jost van Dyke plant.

OC-BVI supplies water to the BVI government under a contract executed in March 2010 for an original term of seven years for OC-BVI’s plant located at Bar Bay, Tortola (the “Bar Bay Agreement”). Under the terms of the Bar Bay Agreement, OC-BVI delivers up to 600,000 gallons of water per day to the BVI government from the Bar Bay plant and the BVI government is obligated to pay for this water at a specified price as adjusted by a monthly energy factor. In February 2017, OC-BVI and the BVI government extended the expiration date of the Bar Bay Agreement to March 2031.

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

Accounts receivable and allowance for doubtful accounts: Accounts receivable are recorded at the invoiced amounts based on meter readings. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable balance. The Company determines the allowance for doubtful accounts based on historical write-off experience and monthly review of delinquent accounts. Past due balances are reviewed individually for collectability and disconnection. Account balances are charged off against the allowance for doubtful accounts after all means of collection have been exhausted and the potential for recovery is considered by management to be remote.

Interest income: The Company earns interest income on accounts receivable based on the overdue invoices from its customer.

Inventory: Inventory primarily includes consumables stock and spare parts stock that are valued at the lower of cost less an allowance for obsolescence, with cost determined on the first-in, first-out basis.

Impairment of long-lived assets: Assets such as property, plant and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount exceeds the fair value of the asset.

Property, plant and equipment: Property, plant and equipment is stated at cost less accumulated depreciation. Depreciation is calculated using a straight-line method with an allowance for estimated residual values. Rates are determined based on the estimated useful lives of the assets as follows:

Plant and equipment	5 to 22 years
Office furniture, fixtures and equipment	3 to 10 years
Vehicles	3 to 10 years
Lab equipment	5 to 10 years

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

The following table presents the Company’s revenues disaggregated by revenue source.

	Year Ended December 31,
	2018	2017
Bar Bay, Tortola water sales	$2,518,518	$2,535,301
Jost Van Dyke water sales	326,693	339,635
Total Revenues	$2,845,211	$2,874,936

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

The Company has elected the “right to invoice” practical expedient for revenue recognition on its water sale contracts and recognizes revenue in the amount to which the Company has a right to invoice.

3. Litigation with the BVI government

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

4. Accounts receivable, net

Accounts receivable, net consists of:

	December 31,
	2018	2017
Trade	$690,054	$706,876
Other	8,000	123,548
Total accounts receivable	698,054	830,424
Allowance for doubtful accounts	(72,616)	(287,220)
Accounts receivable, net	$625,438	$543,204

Trade accounts receivable consist of billings to the Government of the British Virgin Islands in the normal course of business.

Other accounts receivable consists of reimbursement of cellular expenses from an employee and expected insurance recovery from long-lived asset dispositions and other losses incurred due to hurricane damages for the years ended December 31, 2018 and 2017, respectively.

5. Inventory

Inventory consists of:

	December 31,
	2018	2017
Consumables stock	$15,289	$6,309
Spare parts inventory	334,888	354,137
Total inventory	350,177	360,446
Less current portion	59,693	58,898
Inventory (non-current)	$290,484	$301,548

6. Property, plant and equipment

Property, plant and equipment consist of:

	December 31,
	2018	2017
Buildings	$3,736,124	$3,539,709
Plant and equipment	5,189,574	5,036,087
Office furniture, fixtures and equipment	49,168	47,778
Vehicles	78,428	78,428
Tools & test equipment	4,906	4,906
	9,058,200	8,706,908
Accumulated depreciation	(5,801,874)	(5,408,802)
Property, plant and equipment, net	$3,256,326	$3,298,106

Depreciation expense was $393,072 and $433,802 for the years ended December 31, 2018 and 2017, respectively.

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

In February 2017, OC-BVI and the BVI government extended the expiration date of the Bar Bay Agreement to March 2031. As part of this extension, OC-BVI was required to complete, at its own expense, capital improvements to the Bar Bay plant to ensure the plant can meet its performance guarantees. Several existing fixed assets were required to be disposed of as a result of these capital improvements, which encompassed the majority of the $188,164 loss on long-lived asset dispositions.

Gain from Insurance Recovery

In September 2017, OC-BVI suffered damage to the RO building, degassifier, and other equipment at its Bar Bay and JVD plants as a result of the Hurricane Irma and Hurricane Maria. These assets were covered by property insurance. In May 2018, OC-BVI received $372,234 in insurance proceeds for this property loss. The assets replaced with these insurance proceeds had a carrying value of $102,659 and an additional $19,433 of repair expenses were incurred, resulting in a gain on insurance proceeds of $250,142.

In March 2017, OC-BVI suffered damage to the generator building, generators, and other equipment at its Bar Bay plant as a result of a fire. These assets were covered by property insurance. In September 2017, OC-BVI received $814,330 in insurance proceeds for this property loss. The assets replaced with these insurance proceeds had a carrying value of $226,978, resulting in a gain on insurance proceeds of $587,352.

7. Commitments

During 2005, OC-BVI entered into a 25- year lease agreement with Bar Bay Estate Holdings Limited (“Bar Bay Holdings”), a private company incorporated in the Territory of the British Virgin Islands, pursuant to which OC-BVI agreed to lease from Bar Bay Holdings approximately 50,000 square feet of land on Tortola, British Virgin Islands on which a seawater desalination plant and wells were constructed. Under the terms of the lease agreement, a lease premium payment of $750,000 was made on June 10, 2005, annual lease and easement payments of $19,319 ($15,020 through May 2010 and $17,662 through May 2016) are due annually and royalty payments of 2.87% of annual sales, as defined in the lease agreement, are payable quarterly. Sage Water Holdings (BVI) Limited currently owns 100% of the non-voting stock, 50% of the voting common stock and 50% of the profit-sharing rights of OC-BVI. A Director of Sage Water Holdings is also a Director of OC-BVI and holds 50% of the outstanding shares of Bar Bay Holdings.

OC-BVI entered into an agreement that grants an easement over a parcel of land used to access the Bar Bay plant. Under the terms of the agreement, an initial premium payment of $70,000 was made and fees of $6,000 are due annually through September 2019.

Future minimum lease payments under non-cancelable operating leases as of December 31, 2018 are as follows:

2019	$23,319
2020	19,319
2021	19,319
2022	19,319
2023	19,319
Thereafter	123,962
$224,557

Total rental expense amounted to $77,917 and $77,917 for the years ended December 31, 2018 and 2017, respectively.

8. Expenses

	Year Ended December 31,
	2018	2017
Cost of water sales consist of the following:
Fuel oil	$2,153	$34,473
Electricity	232,611	521,768
Maintenance	103,350	131,115
Depreciation	390,539	431,671
Employee costs	339,475	352,849
Insurance	95,931	73,609
Other	183,987	213,800
	$1,348,046	$1,759,285

General and administrative expenses consist of the following:

Management fees	$552,958	$539,026
Directors fees and expenses	59,591	54,476
Professional fees	189,945	121,155
Employee costs	73,188	69,853
Depreciation	2,533	2,131
Maintenance	815	2,967
Other	(171,996)	373,939
	$707,034	$1,163,547

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

Pursuant to a Services Agreement effective November 30, 2012 between the Company and Sage Utilities Holdings (BVI) Limited (“SUHL”), which is related to Sage Water Holdings (BVI) Ltd. through common ownership, the Company provides SUHL with operations, maintenance, engineering, and purchasing services. However, this Services Agreement for the Baughers Bay plant was suspended as of August 1, 2018.

The statements of operations include the following transactions with related parties:

	Year ended December 31,
	2018	2017
Revenues
SUHL management fees	$169,438	$287,219

General and administrative expenses
DesalCo management fees	$445,187	$449,001
SWHL management fees	107,771	90,025
	$552,958	$539,026

The accompanying balance sheets include the following amounts associated with related parties:

	December 31,
	2018	2017
Accounts receivable
SUHL	$369,992	$202,051

Prepaid expenses and other assets
DesalCo	$-	$118,820

Accounts payable and other liabilities
DesalCo	$46,559	$31,083
SWHL	8,574	1,017
	$55,133	$32,100

10. Profit sharing obligation

	December 31,
	2018	2017
Opening balance	$1,158,300	$1,854,900
Additions	1,308,150	93,150
Distributions paid	(1,417,500)	(789,750)
Ending balance	$1,048,950	$1,158,300

In 1993, the Company and its existing shareholders at that time, entered into two Share Repurchase and Profit Sharing Agreements (the “Agreements”) to repurchase 225,000 shares each from those shareholders (the “Parties”), whose shares were issued in exchange for guarantees of the Company’s long-term debt. The Agreements were subsequently approved by special resolution at an Extraordinary Meeting of all the Company’s shareholders.

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

The current shareholders and an affiliate of a current shareholder have acquired these profit-sharing rights. The Company has recorded an obligation as of December 31, 2018 for the maximum profit shares payable to the Parties if all retained earnings were to be distributed as dividends and profit shares.

11. Taxation

Under the terms of the water sale agreements with the Government, the Company is exempt from all non-employee taxation in the British Virgin Islands.

12. Pension plan

Effective December 1, 2003, the Company established the MWM Global Retirement Plan (the “Plan”). The Plan is a defined contribution plan whereby the Company contributes 5% of each participating employee’s salary to the Plan. The total amount recognized as an expense under the plan was $13,354 and $12,235 for the years ended December 31, 2018 and 2017, respectively.

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

Interest rate risk:

The Company has no long-term debt as of December 31, 2018.

Fair values:

As of December 31, 2018 and 2017, the carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair values due to the short term maturities of these assets and liabilities.

14. Subsequent events

The Company has evaluated subsequent events through the date the financial statements were available to be issued and has determined that other than as disclosed in these consolidated financial statements, the Company is not aware of any significant events that occurred subsequent to the balance sheet date but prior to the issuance of this report that would have a material impact on its consolidated financial statements.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).

Based on our assessment, management has concluded that, as of December 31, 2018, the Company’s internal control over financial reporting was effective at the reasonable assurance level.

The Company’s independent registered public accounting firm, Marcum LLP, has issued a report on the effectiveness of the Company’s internal control over financial reporting. Their report appears in ITEM 9A(b).

(b)	Attestation Report of the Independent Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Board of Directors and Stockholders of

Consolidated Water Co. Ltd.

Opinion on Internal Control over Financial Reporting

We have audited Consolidated Water Co. Ltd.'s (the “Company”) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets as of December 31, 2018 and 2017 and the related consolidated statements of income, shareholders’ equity, and cash flows and related notes for each of the two years in the period ended December 31, 2018 of the Company and our report dated March 15, 2019 expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management Annual Report on Internal Control over Financial Reporting”. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
March 15, 2019

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

Information required by this item with respect to our directors and the nomination process is contained in the proxy statement for our 2019 Annual Meeting of Shareholders to be filed with the SEC (the “Proxy Statement”) under the heading “Proposal 1 - Election of Group I Directors” and is incorporated by reference in this Annual Report.

Information required by this item with respect to our executive officers is set forth in the Proxy Statement under the heading “Executive Officers.”

Information required by this item with respect to our audit committee and our audit committee financial expert is contained in the Proxy Statement under the heading “Proposal 1 - Election of Group I Directors - Committees of the Board of Directors - Audit Committee” and is incorporated by reference in this Annual Report.

Information required by this item with respect to compliance with Section 16(a) of the Exchange Act is contained in the Proxy Statement under the heading “Executive Compensation - Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated by reference in this Annual Report.

The Board of Directors has adopted a Code of Business Conduct and Ethics (the “Code”) that applies to all of the Company’s directors, officers (including the principal executive officer, principal financial officer and principal accounting officer) and employees. Information related to the Code is contained in the Proxy Statement under the heading “Proposal 1 - Election of Group I Directors - Governance of the Company” and is incorporated by reference in this Annual Report.

We intend to disclose future amendments to certain provisions of the Code, or waivers of such provisions granted to executive officers and directors, on our website within four business days following the date of such amendment or waiver.

ITEM 11.	EXECUTIVE COMPENSATION

Information required by this item with respect to executive compensation and director compensation is contained in the Proxy Statement under the heading “Executive Compensation” and is incorporated by reference in this Annual Report.

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

Information required by this item with respect to such contractual relationships and director independence is contained in the Proxy Statement under the headings “Executive Compensation - Transactions With Related Persons” and is incorporated by reference in this Annual Report.

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

2. Financial Statement Schedules

None

3. Exhibits

The Exhibits listed in the Exhibit Index immediately preceding the Signatures are filed as part of this Annual Report on Form 10-K.

CONSOLIDATED WATER CO. LTD.

INDEX TO EXHIBITS FILED WITH 10-K

Number	Exhibit Description

3.1	Amended and Restated Memorandum of Association of Consolidated Water Co. Ltd. dated May 14, 2008 (incorporated by reference to Exhibit 3.1 filed as part of our Form 8-K filed June 6, 2008, Commission File No. 0-25248)

3.2	Amended and Restated Articles of Association of Consolidated Water Co. Ltd. dated May 10, 2006 (incorporated by reference to Exhibit 4.2 filed as part of our Form F-3 filed October 12, 2006, Commission File No. 333-137970)

3.3	Amendment to Articles of Association of Consolidated Water Co. Ltd. dated May 11, 2007 (incorporated by reference to Exhibit 3.1 filed as part of our Form 8-K filed May 14, 2007, Commission File No. 0-25248)

3.4	Amendment to Articles of Association of Consolidated Water Co. Ltd. dated May 26, 2009 (incorporated by reference to Exhibit 3.1 filed as part of our Form 8-K filed May 27, 2009, Commission File No. 0-25248)

4.1	Option Deed, dated August 6, 1997, between Cayman Water Company Limited and American Stock Transfer & Trust Company (incorporated herein by reference to the exhibit filed on our Form 6-K, dated August 7, 1997, Commission File No. 0-25248)

4.2	Deed of Amendment of Option Deed dated August 8, 2005 (incorporated herein by reference to Exhibit 4.2 filed as a part of our Form 8-K dated August 11, 2005, Commission File No. 0-25248)

4.3	Second Deed of Amendment of Option Deed, dated September 27, 2005 (incorporated herein by reference to Exhibit 4.2 filed as a part of our Form 8-K dated October 3, 2005, Commission File No. 0-25248)

4.4	Third Deed of Amendment to Option Deed, dated May 30, 2007 (incorporated herein by reference to Exhibit 4.3 filed as part of our Form 8-K filed June 1, 2007, Commission File No. 0-25248)

10.1.1	License Agreement dated July 11, 1990 between Cayman Water Company Limited and the Government of the Cayman Islands (incorporated herein by reference to the exhibit filed as a part of our Form 20-F dated December 7, 1994, Commission File No. 0-25248)

10.1.2	First Amendment to License Agreement dated September 18, 1990 between Cayman Water Company Limited and the Government of the Cayman Islands. (incorporated herein by reference to the exhibit filed as a part of our Form 20-F dated December 7, 1994, Commission File No. 0-25248)

10.1.3	Second Amendment to License Agreement dated February 14, 1991 between Cayman Water Company Limited and the Government of the Cayman Islands. (incorporated herein by reference to the exhibit filed as a part of our Form 20-F dated December 7, 1994, Commission File No. 0-25248)

10.1.4	Third Amendment to a License to Produce Potable Water dated August 15, 2001 between Consolidated Water Co. Ltd. by the Government of the Cayman Islands (incorporated herein by reference to Exhibit 10.4 filed as a part of our Form 10-K for the fiscal year ended December 31, 2001, Commission File No. 0-25248)

10.1.5	Fourth Amendment to a License to Produce Potable Water dated February 1, 2003 between Consolidated Water Co. Ltd. by the Government of the Cayman Islands (incorporated herein by reference to Exhibit 10.5 filed as a part of our Form 10-K for the fiscal year ended December 31, 2002, Commission File No. 0-25248)

10.1.6	Amendment to License Agreement dated July 20, 2010 between the Government of the Cayman Islands and Cayman Water Company Limited (incorporated herein by reference to Exhibit 10 filed as a part of our Form 8-K filed July 23, 2010, Commission File No. 0-25248)

10.1.7	Amendment to a License to Produce Potable Water dated July 11, 2012 between Cayman Water Company Limited and the Government of the Cayman Islands (incorporated herein by reference to Exhibit 10.1 filed as a part of our Form 10-Q for the second quarter ended June 30, 2012, Commission File No. 0-25248)

10.1.8	Amendment to License Agreement dated December 31, 2012 between the Government of the Cayman Islands and Cayman Water Company Limited (incorporated herein by reference to Exhibit 10.1 filed as a part of our Form 8-K filed March 4, 2013, Commission File No. 0-25248)

10.1.9	Amendment to License Agreement dated April 24, 2013 between the Government of the Cayman Islands and Cayman Water Company Limited (incorporated herein by reference to Exhibit 10.1.9 filed as a part of our Form 10-K for the fiscal year ended December 31, 2013, Commission File No. 0-25248)

10.1.10	Amendment to License Agreement dated November 6, 2013 between the Government of the Cayman Islands and Cayman Water Company Limited (incorporated herein by reference to Exhibit 10.1.10 filed as a part of our Form 10-K for the fiscal year ended December 31, 2013, Commission File No. 0-25248)

10.1.11	Amendment to License Agreement dated June 30, 2014 between the Government of the Cayman Islands and Cayman Water Company Limited (incorporated herein by reference to Exhibit 10.1 to our Form 8-K filed July 14, 2014, Commission File No. 0-25248)

10.1.12	Amendment to License Agreement dated January 20, 2015 between the Government of the Cayman Islands and Cayman Water Company Limited (incorporated herein by reference to Exhibit 10.1.12 filed as a part of our Form 10-K for the fiscal year ended December 31, 2014, Commission File No. 0-25248)

10.1.13	Amendment to License Agreement dated August 5, 2015 between the Government of the Cayman Islands and Cayman Water Company Limited (incorporated herein by reference to Exhibit 10.1.13 filed as a part of our Form 10-K for the fiscal year ended December 31, 2015, Commission File No. 0-25248)

10.1.14	Amendment to License Agreement dated April 11, 2016 between the Government of the Cayman Islands and Cayman Water Company Limited (incorporated by reference to Exhibit 10.1 filled as part of our Form 10-Q for the fiscal quarter ended June 30, 2016, Commission File No. 0-25248)

10.2	Water Supply Agreement dated December 18, 2000 between Consolidated Water Co. Ltd. and South Bimini International Ltd. (incorporated herein by reference to Exhibit 10.2 filed as a part of our Form 10-K for the fiscal year ended December 31, 2000, Commission File No. 0-25248)

10.3.1*	Employment contract dated December 5, 2003 between Frederick McTaggart and Consolidated Water Co. Ltd. (incorporated herein by reference to Exhibit 10.18 filed as a part of our Form 10-K for the fiscal year ended December 31, 2003, Commission File No. 0-25248)

10.3.2*	Amendment of Engagement Agreement dated September 14, 2007 between Frederick W. McTaggart and Consolidated Water Co. Ltd. (incorporated herein by reference to Exhibit 10.2 to our Form 8-K filed September 19, 2007, Commission File No. 0-25248)

10.3.3*	Third Amendment of Engagement Agreement dated September 9, 2009 between Frederick W. McTaggart and Consolidated Water Co. Ltd. (incorporated herein by reference to Exhibit 10.1 to our Form 8-K filed September 9, 2009, Commission File No. 0-25248)

10.4*	Engagement Agreement dated January 15, 2008 between David Sasnett and Consolidated Water Co. Ltd. (incorporated herein by reference to Exhibit 10.1 filed as part of our Form 8-K filed January 22, 2008, Commission File No. 0-25248)

10.5.1*	Employment contract dated January 14, 2008 between Ramjeet Jerrybandan and Consolidated Water Co. Ltd. (incorporated herein by reference to Exhibit 10.11 filed as part of our Form 10-K for the fiscal year ended December 31, 2008, Commission File No. 0-25248)

10.5.2*	First Amendment to Employment Contract dated March 29, 2017 between Ramjeet Jerrybandan and Consolidated Water Co. Ltd. (incorporated herein by reference to Exhibit 10.12 filed as part of our Form 8-K filed April 4, 2017, Commission File No. 0-25248)

10.6*	Employment contract dated January 16, 2008 between Gerard Pereira and Consolidated Water Co. Ltd. (incorporated herein by reference to Exhibit 10.12 filed as a part of our Form 10-K for the fiscal year ended December 31, 2008, Commission File No. 0-25248)

10.7.1*	Engagement Agreement dated July 12, 2011 between John Tonner and Consolidated Water Co. Ltd. (incorporated herein by reference to Exhibit 10.1 filed as a part of our Form 8-K filed August 5, 2011, Commission File No. 0-25248)

10.7.2*	Amended and Restated Engagement Agreement dated March 29, 2017 between John Tonner and Consolidated Water Co. Ltd. (incorporated herein by reference to Exhibit 10.1 filed as part of our Form 8-K filed April 4, 2017, Commission File No. 0-25248)

10.8	Specimen Service Agreement between Cayman Water Company Limited and consumers (incorporated herein by reference to the exhibit filed as part of our Registration Statement on Form F-1 dated March 26, 1996)

10.9*	Summary Share Grant Plan for Directors (incorporated herein by reference to Exhibit 10.24 filed as part of our Registration Statement on Form F-2 dated May 17, 2000, Commission File No. 333-35356)

10.10*	Employee Share Option Plan (incorporated herein by reference to Exhibit 10.26 filed as a part of our Form 10-K for the fiscal year ended December 31, 2001, Commission File No. 0-25248)

10.11*	2008 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 filled as part of our Form 10-Q for the fiscal quarter ended September 30, 2008, Commission File No. 0-25248)

10.12	Agreement dated February 1, 2002 between Consolidated Water Co. Ltd. and Cayman Hotel and Golf Inc. (incorporated herein by reference to Exhibit 10.31 filed as a part of our Form 10-K for the fiscal year ended December 31, 2001, Commission File No. 0-25248)

10.13	Lease dated December 10, 2001 between Cayman Hotel and Golf Inc. and Consolidated Water Co. Ltd. (incorporated herein by reference to Exhibit 10.52 filed as a part of our Form 10-K for the fiscal year ended December 31, 2001, Commission File No. 0-25248)

10.14	Amended Lease dated April 27, 1993 signed January 2, 2004 between Government of Belize and Belize Water Limited (incorporated herein by reference to Exhibit 10.36 filed as a part of our Form 10-K for the fiscal year ended December 31, 2003, Commission File No. 0-25248)

10.15	Loan Agreement dated February 7, 2003 between Consolidated Water Co. Ltd. and Scotiabank (Cayman Islands) Ltd. (incorporated herein by reference to Exhibit 10.1 filed as a part of our Form 8-K dated February 13, 2003, Commission File No. 0-25248)

10.16.1	Loan Agreement dated May 25, 2005 between Ocean Conversion (BVI), Ltd. and Consolidated Water Co. Ltd. (incorporated herein by reference to Exhibit 99.1 filed as a part of our Form 8-K dated June 1, 2005, Commission File No. 0-25248)

10.16.2	Debenture Agreement dated August 24, 2007 between Ocean Conversion (BVI), Ltd. and Consolidated Water Co. Ltd. (incorporated herein by reference to Exhibit 10.31.2 filed as a part of our Form 10-K for the fiscal year ended December 31, 2009, Commission File No. 0-25248)

10.16.3	Amending Debenture Agreement dated March 14, 2008 between Ocean Conversion (BVI), Ltd. and Consolidated Water Co. Ltd. (incorporated herein by reference to Exhibit 10.31.3 filed as a part of our Form 10-K for the fiscal year ended December 31, 2009, Commission File No. 0-25248)

10.16.4	Second Amending Debenture Agreement dated February 18, 2009 between Ocean Conversion (BVI), Ltd. and Consolidated Water Co. Ltd. (incorporated herein by reference to Exhibit 10.31.4 filed as a part of our Form 10-K in the fiscal year ended December 31, 2009, Commission File No. 0-25248)

10.16.5	Amending Loan Agreement dated August 20, 2009 between Ocean Conversion (BVI), Ltd. and Consolidated Water Co. (incorporated herein by reference to Exhibit 10.31.5 filed as a part of our Form 10-K for the fiscal year ended December 31, 2009, Commission File No. 0-25248)

10.16.6	Amending Loan Agreement dated February 10, 2010 between Ocean Conversion (BVI), Ltd. and Consolidated Water Co. (incorporated herein by reference to Exhibit 10.31.6 filed as a part of our Form 10-K for the fiscal year ended December 31, 2009, Commission File No. 0-25248)

10.17	Trust Deed dated August 4, 2006 between Consolidated Water Co. Ltd. and Dextra Bank & Trust Co. Ltd. (incorporated herein by reference to Exhibit 10.1 filed as a part of our Form 8-K filed August 9, 2006, File No. 0-25248)

10.18	Subscription Agreement dated August 4, 2006 between Consolidated Water Co. Ltd. and Scotiatrust and Merchant Bank Trinidad & Tobago Limited (incorporated herein by reference to Exhibit 10.2 filed as a part of our Form 8-K filed August 9, 2006, File No. 0-25248)

10.19	Deed of Second Debenture dated August 4, 2006 between Consolidated Water Co. Ltd. and Dextra Bank & Trust Co. Ltd. (incorporated herein by reference to Exhibit 10.5 filed as a part of our Form 8-K filed August 9, 2006, File No. 0-25248)

10.20	Deed of Second Collateral Debenture dated August 4, 2006 between Cayman Water Company Limited and Dextra Bank & Trust Co. Ltd. (incorporated herein by reference to Exhibit 10.6 filed as a part of our Form 8-K filed August 9, 2006, File No. 0-25248)

10.21	Equitable Charge of Shares dated August 4, 2006 between Consolidated Water Co. Ltd. and Dextra Bank & Trust Co. Ltd. (incorporated herein by reference to Exhibit 10.7 filed as a part of our Form 8-K filed August 9, 2006, File No. 0-25248)

10.22	Intercreditor Deed dated August 4, 2006 among Scotiabank & Trust (Cayman) Ltd., Dextra Bank & Trust Co. Ltd., Consolidated Water Co. Ltd. and Cayman Water Company Limited (incorporated herein by reference to Exhibit 10.8 filed as a part of our Form 8-K filed August 9, 2006, File No. 0-25248)

10.23	Cayman Islands Collateral Charge, West Bay Beach South Property, Block 12D, Parcel 79REM1/2 (incorporated herein by reference to Exhibit 10.9 filed as a part of our Form 8-K filed August 9, 2006, File No. 0-25248)

10.24	Cayman Islands Collateral Charge, West Bay Beach North, Block 11D, Parcel 40 (incorporated herein by reference to Exhibit 10.10 filed as a part of our Form 8-K filed August 9, 2006, File No. 0-25248)

10.25	Cayman Islands Collateral Charge, West Bay Beach North, Block 11D, Parcel 8 (incorporated herein by reference to Exhibit 10.11 filed as a part of our Form 8-K filed August 9, 2006, File No. 0-25248)

10.26	Cayman Islands Collateral Charge, West Bay North East, Block 9A, Parcel 8 (incorporated herein by reference to Exhibit 10.12 filed as a part of our Form 8-K filed August 9, 2006, File No. 0-25248)

10.27	Cayman Islands Collateral Charge, West Bay North East, Block 9A, Parcel 469 (incorporated herein by reference to Exhibit 10.13 filed as a part of our Form 8-K filed August 9, 2006, File No. 0-25248)

10.28	Loan Agreement dated as of October 4, 2006, by and between Royal Bank of Canada and Consolidated Water (Bahamas) Ltd. (incorporated herein by reference to Exhibit 10.1 filed as a part of our Form 8-K filed October 6, 2006, File No. 0-25248)

10.29.1†	Form of Agreement for Desalinated Water Supply dated May 2005 among Water and Sewerage Corporation, Consolidated Water Co. Ltd. and Consolidated Water (Bahamas) Limited (incorporated herein by reference to Exhibit 10.1 filed as a part of our Form 8-K filed February 4, 2011, File No. 0-25248)

10.29.2†	Letter of Acceptance dated January 25, 2011 (effective January 31, 2011) between Water and Sewerage Corporation and Consolidated Water Co. Ltd. (incorporated herein by reference to Exhibit 10.2 filed as a part of our Form 8-K filed February 4, 2011, File No. 0-25248)

10.29.3†	Proposal letter dated December 8, 2010 addressed to the Water and Sewerage Corporation (incorporated herein by reference to Exhibit 10.3 filed as a part of our Form 8-K filed February 4, 2011, File No. 0-25248)

10.30.1	N.S.C. Agua S.A. de C.V. agreement for the purchase of 12 hectares of land dated May 16, 2013 (incorporated herein by reference to Exhibit 10.32.1 filed as a part of our Form 10-K for the fiscal year ended December 31, 2013, Commission File No. 0-25248)

10.30.2	Appendix to N.S.C. Agua S.A. de C.V. agreement for the purchase of 12 hectares of land dated May 16, 2013 (incorporated herein by reference to Exhibit 10.32.2 filed as a part of our Form 10-K for the fiscal year ended December 31, 2013, Commission File No. 0-25248)

10.30.3	Exhibit Index to N.S.C. Agua S.A. de C.V. agreement for the purchase of 12 hectares of land dated May 16, 2013 (incorporated herein by reference to Exhibit 10.32.3 filed as a part of our Form 10-K for the fiscal year ended December 31, 2013, Commission File No. 0-25248)

10.30.4	Exhibits to N.S.C. Agua S.A. de C.V. agreement for the purchase of 12 hectares of land dated May 16, 2013 (incorporated herein by reference to Exhibit 10.32.4 filed as a part of our Form 10-K for the fiscal year ended December 31, 2013, Commission File No. 0-25248)

10.31	Stock Purchase Agreement dated February 11, 2016 among Consolidated Water U.S. Holdings, Inc., Aerex Industries, Inc. and Thomas Donnick, Jr. (incorporated herein by reference to Exhibit 10.1 filed as a part of our Form 8-K filed February 16, 2016, File No. 0-25248)

10.32	Public-Private Partnership Contract dated August 22, 2016 among Aguas de Rosarito S.A.P.I. de C.V., the State Water Commission of Baja California, the Government of Baja California represented by the Secretary of Planning and Finance, and the Public Utilities Commission of Tijuana. (incorporated herein by reference to Exhibit 10.1 to be filed as a part of our Amendment No. 1 to Form 8-K filed August 26, 2016, File No. 0-25248)

10.33	Share Sale and Purchase Agreement dated December 31, 2018 between Consolidated Water Co. Ltd. and Belize Water Services Ltd. (incorporated herein by reference to Exhibit 10.1 to be filed as a part of our Form 8-K filed January 8, 2019, File No. 0-25248)

21.1**	Subsidiaries of the Registrant

23.1**	Consent of Marcum LLP - Consolidated Water Co. Ltd.

31.1**	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2**	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Schema

101.CAL**	XBRL Taxonomy Calculation Linkbase

101.DEF**	XBRL Taxonomy Definition Linkbase

101.LAB**	XBRL Taxonomy Label Linkbase

101.PRE**	XBRL Taxonomy Presentation Linkbase

*	Indicates a management contract or compensatory plan.

**	Filed herewith.

†	Portions of these Exhibits have been omitted pursuant to a request for confidential treatment.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONSOLIDATED WATER CO. LTD.

By:	/s/ Wilmer F. Pergande
Wilmer F. Pergande
Chairman of the Board of Directors

Dated: March 15, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature		Title	Date

By:	/s/ Wilmer F. Pergande	Chairman of the Board of Directors	March 15, 2019
Wilmer F. Pergande

By:	/s/ Frederick W. McTaggart	Director, Chief Executive Officer and President	March 15, 2019
	Frederick W. McTaggart	(Principal Executive Officer)

By:	/s/ David W. Sasnett	Executive Vice President & Chief Financial Officer	March 15, 2019
	David W. Sasnett	(Principal Financial and Accounting Officer)

By:	/s/ Linda Beidler-D’Aguilar	Director	March 15, 2019
Linda Beidler-D’Aguilar

By:	/s/ Brian E. Butler	Director	March 15, 2019
Brian E. Butler

By:	/s/ Carson K. Ebanks	Director	March 15, 2019
Carson K. Ebanks

By:	/s/ Richard L. Finlay	Director	March 15, 2019
Richard L. Finlay

By:	/s/ Clarence B. Flowers, Jr.	Director	March 15, 2019
Clarence B. Flowers, Jr.

By:	/s/ Leonard J. Sokolow	Director	March 15, 2019
Leonard J. Sokolow

By:	/s/ Raymond Whittaker	Director	March 15, 2019
Raymond Whittaker

